Form 10-Q
period 2004-06-30
EASTMAN KODAK CO
filed 2004-08-05
CIK 31235

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
 FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004
or

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding at
Class	July 31, 2004
Common Stock, $2.50 par value	286,605,218

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Eastman Kodak Company
CONSOLIDATED STATEMENT OF EARNINGS
(in millions, except per share data)

	Three Months Ended June 30		Six Months Ended June 30

	2004	2003	2004	2003

Net sales	$3,469	$3,259	$6,388	$5,899
Cost of goods sold	2,354	2,163	4,461	4,002

Gross profit	1,115	1,096	1,927	1,897
Selling, general and administrative expenses	613	707	1,165	1,265
Research and development costs	212	178	409	371
Restructuring costs and other	135	44	185	76

Earnings from continuing operations before interest, other income (charges), net, and income taxes	155	167	168	185
Interest expense	43	34	87	71
Other income (charges), net	7	(9)	6	(30)

Earnings from continuing operations before income taxes	119	124	87	84
(Benefit) provision for income taxes	(24)	18	(72)	(10)

Earnings from continuing operations	143	106	159	94
Earnings from discontinued operations, net of income taxes	11	6	23	30

NET EARNINGS	$154	$112	$182	$124

Basic and diluted net earnings per share:
Continuing operations	$.50	$.37	$.56	$.33
Discontinued operations	.04	.02	.08	.10

Total	$.54	$.39	$.64	$.43

Number of common shares used in basic earnings per share	286.6	286.5	286.6	286.4
Incremental shares from assumed conversion of options	0.0	0.1	0.1	0.2

Number of common shares used in diluted earnings per share	286.6	286.6	286.7	286.6

CONSOLIDATED STATEMENT OF RETAINED EARNINGS
Retained earnings at beginning of period	$7,555	$7,609	$7,527	$7,611
Net earnings	154	112	182	124
Cash dividends declared	(72)	(258)	(72)	(258)
Loss from issuance of treasury stock	(1)	(1)	(1)	(15)

Retained earnings at end of quarter	$7,636	$7,462	$7,636	$7,462

The accompanying notes are an integral part of these consolidated financial statements.

Eastman Kodak Company
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(in millions)

	June 30, 2004	Dec. 31, 2003

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$519	$1,250
Receivables, net	2,605	2,328
Inventories, net	1,256	1,073
Deferred income taxes	662	602
Other current assets	129	130
Assets of discontinued operations	104	72

Total current assets	5,275	5,455

Property, plant and equipment, net	4,795	5,051
Goodwill	1,432	1,364
Other long-term assets	3,152	2,883
Assets of discontinued operations	66	65

TOTAL ASSETS	$14,720	$14,818

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and other current liabilities	$3,626	$3,614
Short-term borrowings	1,043	946
Accrued income taxes	657	654
Liabilities of discontinued operations	37	36

Total current liabilities	5,363	5,250
OTHER LIABILITIES
Long-term debt, net of current portion	1,997	2,302
Postretirement liabilities	3,339	3,344
Other long-term liabilities	746	650
Liabilities of discontinued operations	4	8

Total liabilities	11,449	11,554
SHAREHOLDERS’ EQUITY
Common stock at par	978	978
Additional paid in capital	850	850
Retained earnings	7,636	7,527
Accumulated other comprehensive loss	(336)	(231)
Unearned restricted stock	(6)	(8)

	9,122	9,116
Less: Treasury stock at cost	5,851	5,852

Total shareholders’ equity	3,271	3,264

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,720	$14,818

The accompanying notes are an integral part of these consolidated financial statements.

Eastman Kodak Company
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Six Months Ended June 30

	2004	2003

Cash flows relating to operating activities:
Net earnings	$182	$124
Adjustments to reconcile to net cash (used in) provided by operating activities:
Earnings from discontinued operations	(23)	(30)
Equity in losses from unconsolidated affiliates	4	30
Depreciation	426	392
Purchased research and development	10	21
Gain on sales of businesses/assets	(1)	—
Restructuring costs, asset impairments and other non-cash charges	22	37
(Benefit) provision for deferred taxes	(67)	16
Increase in receivables	(197)	(164)
Increase in inventories	(77)	(67)
Decrease in liabilities excluding borrowings	(337)	(235)
Other items, net	91	99

Total adjustments	(149)	99

Net cash provided by continuing operations	33	223

Net cash provided by discontinued operations	4	31

Net cash provided by operating activities	37	254

Cash flows relating to investing activities:
Additions to properties	(182)	(232)
Net proceeds from sales of businesses/assets	1	—
Acquisitions, net of cash acquired	(335)	(118)
Investments in unconsolidated affiliates	(31)	(41)
Marketable securities - purchases	(64)	(44)
Marketable securities - sales	58	43

Net cash used in continuing operations	(553)	(392)

Net cash used in discontinued operations	(2)	(4)

Net cash used in investing activities	(555)	(396)

Cash flows relating to financing activities:
Net (decrease) increase in borrowings with original maturity of 90 days or less	(40)	129
Proceeds from other borrowings	89	724
Repayment of other borrowings	(257)	(466)
Exercise of employee stock options	—	12

Net cash (used in) provided by financing activities	(208)	399

Effect of exchange rate changes on cash	(5)	12

Net (decrease) increase in cash and cash equivalents	(731)	269
Cash and cash equivalents, beginning of year	1,250	569

Cash and cash equivalents, end of quarter	$519	$838

The accompanying notes are an integral part of these consolidated financial statements.

Eastman Kodak Company
NOTES TO FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION

The consolidated interim financial statements are unaudited, and certain information and footnote disclosure related thereto normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with Rule 10-01 of Regulation S-X.  In the opinion of management, the accompanying unaudited consolidated financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements and reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results of operations, financial position, and cash flows of Eastman Kodak Company and its subsidiaries (the Company).  The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year.  These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.  Certain amounts for prior periods were reclassified to conform to the current period classification.  Additionally, reclassifications were made for the earnings or losses, balance sheet information and cash flows related to discontinued operations.  Refer to Note 14, “Discontinued Operations.”

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2004, the FASB issued FASB Staff Position (FSP) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”).”  The Act, which was signed into law on December 8, 2003, authorizes Medicare to provide prescription drug benefits to retirees. Under the Act, the federal government will begin to make subsidy payments to employers that sponsor postretirement benefit plans under which retirees receive prescription drug benefits that are actuarially equivalent to the prescription drug benefits provided by Medicare.  Accordingly, the FSP provides guidance on accounting for the effects of the subsidy.  As of and for the year ended December 31, 2003 and the quarter ended March 31, 2004, the Company had deferred the recognition of the effects of the Act in accordance with FSP No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” (that was issued in January 2004), which permitted employers to either (1) recognize the effects of the Act as of the enactment date or (2) defer recognition until the earlier of the FASB’s issuance of final rules on how to account for the subsidy or any remeasurement of plan obligations after January 31, 2004 due to a plan amendment, curtailment, or other significant event.  FSP 106-2 supersedes FSP 106-1.  The provisions of FSP 106-2 are effective for the first interim or annual period beginning after June 15, 2004 (third quarter of 2004 for Kodak); however early adoption is encouraged.  Accordingly, the Company adopted the provisions of FSP 106-2 effective April 1, 2004 (second quarter of 2004) on a prospective basis.  The impacts of the adoption of FSP 106-2 are discussed in detail in Note 9, “Retirement Plans and Other Postretirement Benefits.”

NOTE 2:  RECEIVABLES, NET

(in millions)

	June 30, 2004	December 31, 2003

Trade receivables	$2,254	$2,003
Miscellaneous receivables	351	325

Total (net of allowances of $109 and $112)	$2,605	$2,328

Of the total trade receivable amounts of $2,254 million and $2,003 million as of June 30, 2004 and December 31, 2003, respectively, approximately $442 million and $528 million are expected to be settled through customer deductions in lieu of cash payments.  Such deductions represent rebates owed to the customer and are included in accounts payable and other current liabilities in the accompanying Consolidated Statement of Financial Position at each respective balance sheet date.

NOTE 3:  INVENTORIES, NET

(in millions)

	June 30, 2004	December 31, 2003

Finished goods	$899	$818
Work in process	300	300
Raw materials	391	317

	1,590	1,435
LIFO reserve	(334)	(362)

Total	$1,256	$1,073

The full-year 2004 estimated inventory usage is expected to result in the liquidation of LIFO inventory quantities.  In the aggregate, these inventories are carried at the lower costs prevailing in prior years as compared with the cost of current purchases.  The effect of these expected LIFO liquidations was to reduce cost of goods sold by $28 million and $32 million in the three and six months ended June 30, 2004, respectively.

NOTE 4:  GOODWILL AND OTHER INTANGIBLE ASSETS

Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” under which goodwill is no longer amortized, but is required to be assessed for impairment at least annually.  Goodwill was $1,432 million and $1,364 million at June 30, 2004 and December 31, 2003, respectively.  The changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2004 were as follows:

(in millions)	D&FIS	Health Imaging	Commercial Imaging	Graphic Commun-ications	Consolidated Total

Balance at December 31, 2003	$741	$539	$84	$—	$1,364
Goodwill related to acquisitions	13	—	—	15	28
Goodwill written off related to disposals/ divestitures	(5)	—	—	—	(5)
Finalization of purchase accounting	2	44	—	(1)	45
Currency translation adjustments	6	(5)	(1)	—	—

Balance at June 30, 2004	$757	$578	$83	$14	$1,432

The aggregate amount of goodwill acquired during the six months ended June 30, 2004 of $28 million was primarily attributable to $15 million for the purchase of Kodak Versamark within the Graphic Communications segment and $12 million for the purchase of Chinon within the D&FIS segment.  The $5 million of goodwill written off in relation to disposals/divestitures during the six months ended June 30, 2004 for the D&FIS segment was attributable to the divesture of Consumer Imaging Services (CIS) in Austria.

The aggregate amount of goodwill added through the finalization of purchase accounting during the six months ended June 30, 2004 of $45 million was primarily attributable to $36 million for the November 2003 purchase of Algotec Systems, Ltd. and $8 million related to the October 2003 purchase of PracticeWorks, Inc., which are both within the Health Imaging segment.

The gross carrying amount and accumulated amortization by major intangible asset category for June 30, 2004 and December 31, 2003 were as follows:

(in millions)

	As of June 30, 2004

	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Amortization Period

Technology-based	$270	$94	$176	8 years
Customer-related	213	25	188	15 years
Manufacturing exclusivity	132	3	129	12 years
Other	20	6	14	10 years

Total	$635	$128	$507	11 years

	As of December 31, 2003

	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Amortization Period

Technology-based	$201	$76	$125	8 years
Customer-related	176	17	159	15 years
Other	14	4	10	12 years

Total	$391	$97	$294	12 years

The aggregate amount of intangible assets acquired during the six months ended June 30, 2004 of $244 million was primarily attributable to $139 million for the purchase of Lucky Film and $86 million related to the purchase of Kodak Versamark, as described in Note 13 “Acquisitions.”

Intangible asset amortization expense for the three months ended June 30, 2004 and 2003 was $17 million and $6 million, respectively.  Intangible asset amortization expense for the six months ended June 30, 2004 and 2003 was $31 million and $11 million, respectively.

Estimated future aggregate amortization expense related to purchased intangible assets over the next five fiscal years is expected to be as follows:  2005 - $65 million; 2006 - $58 million; 2007 - $56 million; 2008 - $55 million; and 2009 - $46 million.

NOTE 5:  INCOME TAXES

A reconciliation between the U.S. federal income tax rate, the Company’s estimated annual effective tax rate and the income tax rate from continuing operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

U.S. statutory tax rate	35.0%	35.0%	35.0%	35.0%
Increase (decrease) in statutory rate resulting from:
State and other income taxes, net of federal	0.6%	0.3%	0.6%	0.3%
Export sales and manufacturing credits	(1.5)	(2.8)	(1.5)	(2.8)
Operations outside the U.S.	(20.5)	(10.7)	(20.5)	(10.7)
Other, net	1.9	0.7	1.9	0.7

Estimated annual effective tax rate	15.5%	22.5%	15.5%	22.5%
Impact from discrete period items:
Restructuring	(27.1)%	(3.8)%	(48.3)%	(14.4)%
Purchased in-process R&D	—	—	(2.4)	(3.9)
Tax settlements	(7.6)	—	(47.3)	—
NexPress-related charges	(1.0)	—	(1.4)	—
Asset impairments	—	(1.1)	—	(1.7)
Intellectual property settlement	—	—	—	(2.1)
Intellectual property donation	—	—	—	(9.0)
Patent infringement settlement	—	(1.8)	—	(2.7)
Prior year acquisition settlement	—	(1.3)	—	(1.9)

Income tax rate	(20.2)%	14.5%	(83.9)%	(13.2)%

For the three month period ended June 30, 2004, the Company recorded discrete period tax benefits of $60 million in connection with the following items, which when aggregated, are taxed in jurisdictions with tax rates greater than the estimated annual effective tax rate:  restructuring charges of $164 million and fixed asset write-offs and inventory write-downs totaling $5 million in connection with the Company’s historical ownership in the NexPress joint venture in connection with the acquisition of the NexPress-related entities.

In addition, during the three months ended June 30, 2004, the Company recorded a discrete period tax benefit of $9 million as a result of the settlement with the Internal Revenue Service in connection with the Company’s filing relating to the income tax reporting of a patent infringement litigation settlement.

For the six month period ended June 30, 2004, in addition to the discrete period items discussed above, the Company recorded discrete period tax benefits of $25 million in connection with the following items, which when aggregated, are taxed in jurisdictions with tax rates greater than the estimated annual effective tax rate:  restructuring charges of $74 million and a $9 million charge for purchased in-process research and development costs.

In addition, during the six month period ended June 30, 2004, the Company received confirmation that the Internal Revenue Service had provided a formal concession concerning the taxation of certain intercompany royalties, which could not legally be distributed to the parent.  The $32 million settlement was recorded as a discrete period tax benefit within earnings from continuing operations.

For the three months ended June 30, 2003, the Company recorded discrete period tax benefits of $31 million in connection with the following items, which when aggregated, are taxed in jurisdictions with tax rates greater than the estimated annual effective tax rate:  restructuring charges of $54 million; a $14 million charge relating to the settlement of a patent infringement claim; a $14 million charge for the settlement of certain issues relating to a prior year acquisition; and a $9 million charge relating to the impairment of the Burrell Companies’ net assets held for sale.

For the six month period ended June 30, 2003, in addition to the discrete period tax benefits recorded in the three month period ended June 30, 2003, the Company recorded discrete period tax benefits of $29 million in connection with the following items, which when aggregated, are taxed in jurisdictions with tax rates greater than the estimated annual effective tax rate:  restructuring charges of $46 million; a $21 million charge for purchased in-process research and development costs; and a $12 million charge relating to an intellectual property settlement.

In addition, during the six month period ended June 30, 2003, the Company recorded a discrete period tax benefit of $8 million relating to the donation of intellectual property.

NOTE 6:  COMMITMENTS AND CONTINGENCIES

Environmental

At June 30, 2004, the Company’s undiscounted accrued liabilities for environmental remediation costs amounted to $129 million and are reported in other long-term liabilities in the accompanying Consolidated Statement of Financial Position.

The Company is currently implementing a Corrective Action Program required by the Resource Conservation and Recovery Act (RCRA) at the Kodak Park site in Rochester, NY.  As part of this program, the Company has completed the RCRA Facility Assessment (RFA), a broad-based environmental investigation of the site.  The Company is currently in the process of completing, and in some cases has completed, RCRA Facility Investigations (RFI) and Corrective Measures Studies (CMS) for areas at the site.  At June 30, 2004, estimated future investigation and remediation costs of $56 million are accrued for this site and are included in the $129 million reported in other long-term liabilities.

The Company has obligations relating to operating sites and other facilities with estimated future investigation, remediation and monitoring costs of $27 million.  These costs are accrued and included in the $129 million reported in other long-term liabilities.

The Company has retained certain obligations for environmental remediation and Superfund matters related to certain sites associated with the non-imaging health businesses sold in 1994.  At June 30, 2004, estimated future remediation costs of $34million are accrued for these sites and are included in the $129 million reported in other long-term liabilities.

The Company has obligations relating to two former manufacturing sites located outside of the United States.  At June 30, 2004, estimated future investigation, remediation and monitoring costs of $12 million are accrued for these sites and are included in the $129 million reported in other long-term liabilities.

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

A Consent Decree was signed in 1994 in settlement of a civil complaint brought by the U.S. Environmental Protection Agency and the U.S. Department of Justice.  In connection with the Consent Decree, the Company is subject to a Compliance Schedule, under which the Company has improved its waste characterization procedures, upgraded one of its incinerators, and is evaluating and upgrading its industrial sewer system.  The total expenditures required to complete this program are currently estimated to be approximately $17 million over the next five years.  These expenditures are incurred as part of plant operations and, therefore, are not included in the environmental accrual at June 30, 2004.

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

Other Commitments and Contingencies

Qualex, a wholly owned subsidiary of Kodak, has a 50% ownership interest in Express Stop Financing (ESF), which is a joint venture partnership between Qualex and a subsidiary of Dana Credit Corporation (DCC), a wholly owned subsidiary of Dana Corporation.  Qualex accounts for its investment in ESF under the equity method of accounting.  ESF provided a long-term financing solution to Qualex’s photofinishing customers in connection with Qualex’s leasing of photofinishing equipment to third parties, as opposed to Qualex extending long-term credit.  As part of the operations of its photofinishing services, Qualex sold equipment under a sales-type lease arrangement and recorded a long-term receivable.  These long-term receivables were subsequently sold to ESF without recourse to Qualex and, therefore, these receivables were removed from Qualex’s books.  ESF incurred debt to finance the purchase of the receivables from Qualex.  This debt is collateralized solely by the long-term receivables purchased from Qualex, and in part, by a $40 million guarantee from DCC.  Qualex provides no guarantee or collateral to ESF’s creditors in connection with the debt, and ESF’s debt is non-recourse to Qualex.  Qualex’s only continued involvement in connection with the sale of the long-term receivables is the servicing of the related equipment under the leases.  Qualex has continued revenue streams in connection with this equipment through future sales of photofinishing consumables, including paper and chemicals, and maintenance.

Although the lessees’ requirement to pay ESF under the lease agreements is not contingent upon Qualex’s fulfillment of its servicing obligations, under the agreement with ESF, Qualex would be responsible for any deficiency in the amount of rent not paid to ESF as a result of any lessee’s claim regarding maintenance or supply services not provided by Qualex.  Such lease payments would be made in accordance with the original lease terms, which generally extend over 5 to 7 years.  To date, the Company has incurred no such material claims, and Qualex does not anticipate any significant situations where it would be unable to fulfill its service obligations under the arrangement with ESF.  ESF’s outstanding lease receivable amount was approximately $311 million at June 30, 2004.

Effective July 20, 2004, ESF entered into an arrangement amending the Receivables Purchase Agreement (RPA), which represents the financing arrangement between ESF and the bank.  Under the amended RPA agreement, maximum borrowings were lowered to $200 million.  Total outstanding borrowings under the RPA at June 30, 2004 were $200 million.  The amended RPA extends through July 2005, at which time the RPA can be extended or terminated.  Pursuant to the ESF partnership agreement between Qualex and DCC, commencing October 6, 2003, Qualex no longer sells its lease receivables to ESF.  Qualex currently is utilizing the services of Imaging Financial Services, Inc., a wholly owned subsidiary of General Electric Capital Corporation, as its primary financing solution for prospective leasing activity with its customers.

At June 30, 2004, the Company had outstanding letters of credit totaling $121 million and surety bonds in the amount of $108 million primarily to ensure the completion of environmental remediations, the payment of casualty and workers’ compensation claims, and to meet various customs and tax obligations.  The Company could be required to increase the dollar amount of its letters of credit or other financial support up to an additional $155 million in relation to these matters if its Moody’s or S&P long-term debt credit ratings are reduced below the current ratings of Baa3 and BBB-, respectively.

The Company and its subsidiary companies are involved in lawsuits, claims, investigations and proceedings, including product liability, commercial, intellectual property, environmental, and health and safety matters, which are being handled and defended in the ordinary course of business.  There are no such matters pending representing contingent losses that the Company and its General Counsel expect to be material in relation to the Company’s business, financial position, results of operations or cash flows.  However, included in the matters referenced above are three patent infringement lawsuits in which the Company is the plaintiff.  Although these lawsuits may result in the Company’s recovery of damages, the amount of the damages, if any, cannot be quantified at this time.  Accordingly, the Company has not recognized any gain in the financial statements as of June 30, 2004 in connection with these three matters.

NOTE 7:  GUARANTEES

The Company guarantees debt and other obligations under agreements with certain affiliated companies and customers.  At June 30, 2004, these guarantees totaled a maximum of $354 million, with outstanding guaranteed amounts of $141 million.  The maximum guarantee amount includes guarantees of up to: $160 million of debt for Kodak Polychrome Graphics (KPG), an unconsolidated affiliate in which the Company has a 50% ownership interest ($31 million outstanding); $141 million of customer amounts due to banks in connection with various banks’ financing of customers’ purchase of products and equipment from Kodak ($77 million outstanding); and $53 million for other unconsolidated affiliates and third parties ($33 million outstanding).  The KPG debt facility and the related guarantee mature on December 31, 2005.  The guarantees for the other unconsolidated affiliates and third party debt mature between July 2004 and May 2006.  The customer financing agreements and related guarantees typically have a term of 90 days for product and short-term equipment financing arrangements, and up to five years for long-term equipment financing arrangements.  These guarantees would require payment from Kodak only in the event of default on payment by the respective debtor.  In some cases, particularly with guarantees related to equipment financing, the Company has collateral or recourse provisions to recover and sell the equipment to reduce any losses that might be incurred in connection with the guarantee.  This activity is not material.  Management believes the likelihood is remote that material payments will be required under these guarantees.  With respect to the guarantees that the Company issued in the three and six months ended June 30, 2004, the Company assessed the fair value of its obligation to stand ready to perform under these guarantees by considering the likelihood of occurrence of the specified triggering events or conditions requiring performance as well as other assumptions and factors.  The Company has determined that the fair value of the guarantees was not material to the Company’s financial position, results of operations or cash flows.

The Company also guarantees debt owed to banks for some of its consolidated subsidiaries.  The maximum amount guaranteed is $412 million, and the outstanding debt under those guarantees, which is recorded within the short-term borrowings and long-term debt, net of current portion components in the accompanying Consolidated Statement of Financial Position, is $230 million.  These guarantees expire in 2004 through 2005 with the majority expiring in 2004.

The Company may provide up to $100 million in loan guarantees to support funding needs for SK Display Corporation, an unconsolidated affiliate in which the Company has a 34% ownership interest.  As of June 30, 2004, the Company has not been required to guarantee any of SK Display Corporation’s outstanding debt.

Indemnifications

The Company issues indemnifications in certain instances when it sells businesses and real estate, and in the ordinary course of business with its customers, suppliers, service providers and business partners.  Further, the Company indemnifies its directors and officers who are, or were, serving at Kodak’s request in such capacities.  Historically, costs incurred to settle claims related to these indemnifications have not been material to the Company’s financial position, results of operations or cash flows.  Additionally, the fair value of the indemnifications that the Company issued during the six months ended June 30, 2004 was not material to the Company’s financial position, results of operations or cash flows.

Warranty Costs

The Company has warranty obligations in connection with the sale of its equipment.  The original warranty period for equipment products is generally one year or less.  The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale.  The Company estimates its warranty cost at the point of sale for a given product based on historical failure rates and related costs to repair.  The change in the Company’s accrued warranty obligations from December 31, 2003 to June 30, 2004 was as follows:

(in millions)

Accrued warranty obligations at December 31, 2003	$49
Actual warranty experience	(28)
Warranty provisions	32

Accrued warranty obligations at June 30, 2004	$53

The Company also offers extended warranty arrangements to its customers that are generally one year, but may range from three months to three years after the original warranty period.  The Company provides repair services and routine maintenance under these arrangements.  The Company has not separated the extended warranty revenues and costs from the routine maintenance service revenues and costs, as it is not practicable to do so.  Costs incurred under these extended warranty arrangements for the six months ended June 30, 2004 amounted to $101 million.  The change in the Company’s deferred revenue balance in relation to these extended warranty arrangements from December 31, 2003 to June 30, 2004 was as follows:

(in millions)

Deferred revenue at December 31, 2003	$118
New extended warranty arrangements	200
Recognition of extended warranty arrangement revenue	(173)

Deferred revenue at June 30, 2004	$145

NOTE 8:  RESTRUCTURING COSTS AND OTHER

The Company periodically announces planned restructuring programs (Programs), which often consist of a number of restructuring initiatives.  These Program announcements provide estimated ranges relating to the number of positions to be eliminated and the total restructuring charges to be incurred.  The actual charges for initiatives under a Program are recorded in the period in which the Company commits to formalized restructuring plans or executes the specific actions contemplated by the Program and when all criteria for restructuring charge recognition under the applicable accounting guidance have been met.

Restructuring Programs Summary

The activity in the accrued restructuring balances and the non-cash charges incurred in relation to all of the restructuring programs described below was as follows for the second quarter of 2004:

(in millions)	Balance Mar. 31, 2004	Costs Incurred	Reversals	Cash Payments	Non- cash Settlements	Balance June 30, 2004

2004-2006 Program:
Severance reserve	$—	$98	$—	$(12)	$—	$86
Exit costs reserve	—	17	—	(11)	—	6

Total reserve	$—	$115	$—	$(23)	$—	$92

Long-lived asset impairments and inventory write-downs	$—	$29	$—	$—	$(29)	$—
Accelerated depreciation	—	23	—	—	(23)	—
Q3 2003 Program:
Severance reserve	$149	$—	$(2)	$(62)	$—	$85
Exit costs reserve	14	—	(2)	(2)	—	10

Total reserve	$163	$—	$(4)	$(64)	$—	$95

Accelerated depreciation	$—	$6	$—	$—	$(6)	$—
Q1 2003 Program:
Severance reserve	$11	$—	$—	$(2)	$—	$9
Exit costs reserve	1	—	—	—	—	1

Total reserve	$12	$—	$—	$(2)	$—	$10

Accelerated depreciation	$—	$1	$—	$—	$(1)	$—
Phogenix Program:
Exit costs reserve	$6	$—	$(3)	$—	$—	$3
Q4 2002 Program:
Severance reserve	$7	$—	$—	$(3)	$—	$4
Exit costs reserve	6	—	(3)	—	—	3

Total reserve	$13	$—	$(3)	$(3)	$—	$7

2001 Programs:
Severance reserve	$3	$—	$—	$—	$—	$3
Exit costs reserve	12	—	—	—	—	12

Total reserve	$15	$—	$—	$—	$—	$15

Total of all restructuring programs	$209	$174	$(10)	$(92)	$(59)	$222

The costs incurred, net of reversals, which total $164 million for the quarter ended June 30, 2004, include $32 million of charges related to accelerated depreciation and inventory write-downs, which were reported in cost of goods sold in the accompanying Consolidated Statement of Earnings for the quarter ended June 30, 2004.  The remaining costs incurred, net of reversals, of $132 million were reported as restructuring costs and other in the accompanying Consolidated Statement of Earnings for the quarter ended June 30, 2004.

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

The Program is expected to result in total charges of $1.3 billion to $1.7 billion over the three-year period, of which $700 million to $900 million are related to severance, with the remainder relating to the disposal of buildings and equipment.  Overall, Kodak’s worldwide facility square footage is expected to be reduced by approximately one-third.  Approximately 12,000 to 15,000 positions worldwide are expected to be eliminated through these actions primarily in global manufacturing, selected traditional businesses and corporate administration.  Maximum single year cash usage under the new program is expected to be approximately $250 million.

The Company implemented certain actions under this program during the second quarter of 2004.  As a result of these actions, the Company recorded charges of $144 million in the second quarter, which was composed of severance, long-lived asset impairments, exit costs and inventory write-downs of $98 million, $27 million, $17 million and $2 million, respectively.  The severance costs related to the elimination of approximately 2,700 positions, including approximately 1,350 photofinishing, 925 manufacturing, 275 research and development and 150 administrative positions.  The geographic composition of the positions to be eliminated includes approximately 2,250 in the United States and Canada and 450 throughout the rest of the world.  The reduction of the 2,700 positions and the $115 million charges for severance and exit costs are reflected in the 2004 to 2006 Restructuring Program table below.  The $27 million charge for long-lived asset impairments was included in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the three and six months ended June 30, 2004.  The charges taken for inventory write-downs of $2 million were reported in cost of goods sold in the accompanying Consolidated Statement of Earnings for the three and six months ended June 30, 2004.

The following table summarizes the activity with respect to the severance charges and exit costs recorded in connection with the focused cost reductions that were announced in the second quarter of 2004 and the remaining balances in the related reserves at June 30, 2004:

(dollars in millions)

	Number of Employees	Severance Reserve	Exit Costs Reserve	Total

Q2, 2004 charges	2,700	$98	$17	$115
Q2, 2004 utilization	(800)	(12)	(11)	(23)

Balance at 6/30/04	1,900	$86	$6	$92

The severance charges of $98 million and the exit costs of $17 million recorded in the second quarter were reported in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the three and six months ended June 30, 2004.  The severance costs and exit costs require the outlay of cash, while the long-lived asset impairments and inventory write-downs represent non-cash items.  During the second quarter of 2004, the Company made $12 million of severance payments and $11 million of exit costs payments related to the 2004-2006 Restructuring Program.  Severance payments relating to the second quarter restructuring actions will be paid during the period through 2006, since, in many instances the employees, whose positions were eliminated can elect or are required to receive their payments over an extended period of time.  Most exit costs are expected to be paid during 2004.  However, certain costs, such as long-term lease payments, will be paid over periods after 2004.

As a result of initiatives implemented under the 2004 to 2006 Restructuring Program, the Company recorded $23 million and $25 million of accelerated depreciation on long-lived assets in cost of goods sold in the accompanying Consolidated Statement of Earnings for the three and six months ended June 30, 2004, respectively.  The accelerated depreciation relates to long-lived assets accounted for under the held and used model of SFAS No. 144.  The second quarter amount of $23 million relates to $14 million of photofinishing facilities and equipment and $9 million of manufacturing facilities and equipment that will be used until their abandonment.  The additional $2 million year-to-date amount relates to manufacturing facilities and equipment that will be used until their abandonment.  The Company will incur accelerated depreciation charges of $19 million and $9 million in the third and fourth quarters of 2004, respectively, as a result of the initiatives already implemented under the 2004 to 2006 Restructuring Program.

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

The Company implemented certain actions under this Program during the first quarter of 2004.  As a result of these actions, the Company recorded charges of $56 million in continuing operations in the first quarter of 2004, which was composed of severance, exit costs, long-lived asset impairments and inventory write-downs of $43 million, $7 million, $4 million and $2 million, respectively.  The severance costs related to the elimination of approximately 2,000 positions, including approximately 850 photofinishing positions, 775 manufacturing positions and 375 administrative positions.  The geographic composition of the positions to be eliminated includes approximately 1,100 in the United States and Canada and 900 throughout the rest of the world.  The reduction of the 2,000 positions and the $50 million charges for severance and exit costs are reflected in the Third Quarter, 2003 Restructuring Program table below.  The $4 million charge for long-lived asset impairments was included in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the six months ended June 30, 2004.  The charges taken for inventory write-downs of $2 million were reported in cost of goods sold in the accompanying Consolidated Statement of Earnings for the six months ended June 30, 2004.

The following table summarizes the activity with respect to the severance charges and exit costs recorded in connection with the focused cost reductions that were announced in the third quarter of 2003 and the remaining balances in the related reserves at June 30, 2004:

(dollars in millions)

	Number of Employees	Severance Reserve	Exit Costs Reserve	Total

Q3, 2003 charges	1,700	$123	$—	$123
Q3, 2003 utilization	(100)	(3)	—	(3)

Balance at 9/30/03	1,600	120	—	120
Q4, 2003 charges	2,150	108	40	148
Q4, 2003 utilization	(2,025)	(48)	(28)	(76)

Balance at 12/31/03	1,725	180	12	192
Q1, 2004 charges	2,000	43	7	50
Q1, 2004 reversal	—	(2)	—	(2)
Q1, 2004 utilization	(2,075)	(72)	(5)	(77)

Balance at 3/31/04	1,650	149	14	163
Q2, 2004 reversal	—	(2)	(2)	(4)
Q2, 2004 utilization	(1,375)	(62)	(2)	(64)

Balance at 6/30/04	275	$85	$10	$95

The severance charges of $43 million, severance reserve reversal of $2 million and the exit costs of $7 million taken in the first quarter of 2004 were reported in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the six months ended June 30, 2004.  The severance costs and exit costs require the outlay of cash, while the long-lived asset impairments and inventory write-downs represent non-cash items.  The Company made $134 million of severance payments and $7 million of exit cost payments related to the Third Quarter, 2003 Restructuring Program during the first two quarters of 2004.  In addition, the Company reversed $2 million of severance reserves and $2 million of exit costs reserves during the second quarter of 2004 as severance payments to terminated employees were less than originally estimated and the Company was able to settle a lease obligation for an amount that was less than originally estimated.  These reversals were included in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the three and six months ended June 30, 2004.  The remaining severance payments relating to the third quarter restructuring actions will be paid during the period through 2005, since, in many instances, the employees whose positions were eliminated can elect or are required to receive their severance payments over an extended period of time.  Most exit costs are expected to be paid during 2004.  However, certain costs, such as long-term lease payments, will be paid over periods after 2004.

As a result of initiatives implemented under the Third Quarter, 2003 Restructuring Program, the Company recorded $6 million and $20 million of accelerated depreciation on long-lived assets in cost of goods sold in the accompanying Consolidated Statement of Earnings for the three and six months ended June 30, 2004, respectively.  The accelerated depreciation relates to long-lived assets accounted for under the held and used model of SFAS No. 144.  The second quarter amount of $6 million relates to $4 million of manufacturing facilities and equipment and $2 million of photofinishing facilities and equipment that will be used until their abandonment.  The year-to-date amount of $20 million relates to $13 million of manufacturing facilities and equipment and $7 million of photofinishing facilities and equipment that will be used until their abandonment.  The Company will incur accelerated depreciation charges of $3 million in the third quarter of 2004, as a result of the initiatives implemented under the Third Quarter, 2003 Restructuring Program.

As a result of implementing the initiatives in the first quarter of 2004, the Company has completed all the initiatives originally contemplated under the Third Quarter, 2003 Restructuring Program.  A total of 5,850 positions were eliminated as a result of the initiatives implemented under the Third Quarter, 2003 Restructuring Program.  The remaining 275 positions to be eliminated under the Third Quarter, 2003 Restructuring Program are expected to be completed during 2004.

First Quarter, 2003 Restructuring Program

In the early part of the first quarter of 2003, as part of its continuing focused cost reduction efforts and in addition to the remaining initiatives under the Fourth Quarter, 2002 Restructuring Program, the Company announced its First Quarter, 2003 Restructuring Program that included new initiatives to further reduce employment within a range of 1,800 to 2,200 employees.  A significant portion of these new initiatives related to the rationalization of the Company’s photofinishing operations in the U.S. and Europe.  Specifically, as a result of declining film and photofinishing volumes and in response to global economic and political conditions, the Company began to implement initiatives to: (1) close certain photofinishing operations in the U.S. and EAMER, (2) rationalize manufacturing capacity by eliminating manufacturing positions on a worldwide basis, and (3) eliminate selling, general and administrative positions, particularly in the D&FIS segment.

The following table summarizes the activity with respect to the severance and exit costs charges recorded in connection with the focused cost reductions that were announced in the first quarter of 2003 and the remaining balances in the related reserves at June 30, 2004:

(dollars in millions)

	Number of Employees	Severance Reserve	Exit Costs Reserve	Total

Q1, 2003 charges	425	$28	$—	$28
Q1, 2003 utilization	(150)	(2)	—	(2)

Balance at 3/31/03	275	26	—	26
Q2, 2003 charges	500	20	4	24
Q2, 2003 utilization	(500)	(13)	—	(13)

Balance at 6/30/03	275	33	4	37
Q3, 2003 charges	925	19	4	23
Q3, 2003 utilization	(400)	(12)	(1)	(13)

Balance at 9/30/03	800	40	7	47
Q4, 2003 utilization	(625)	(17)	(3)	(20)

Balance at 12/31/03	175	23	4	27
Q1, 2004 reversal	—	(1)	—	(1)
Q1, 2004 utilization	(150)	(11)	(3)	(14)

Balance at 3/31/04	25	11	1	12
Q2, 2004 utilization	—	(2)	—	(2)

Balance at 6/30/04	25	$9	$1	$10

The severance and exit costs require the outlay of cash.  During the first two quarters of 2004, the Company made severance payments of $13 million, and exit cost payments of $3 million related to the First Quarter, 2003 Restructuring Program.  In addition, the Company reversed $1 million of excess severance reserves.  This reversal was included in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the six months ended June 30, 2004.  The remaining severance payments will be paid during the period through 2005 since, in many instances, the employees whose positions were eliminated can elect or are required to receive their severance payments over an extended period of time.  The remaining exit costs will be paid during 2004.

As a result of initiatives implemented under the First Quarter, 2003 Restructuring Program, the Company recorded $1 million and $7 million of accelerated depreciation on long-lived assets in cost of goods sold in the accompanying Consolidated Statement of Earnings for the three and six months ended June 30, 2004, respectively.  The accelerated depreciation relates to long-lived assets accounted for under the held and used model of SFAS No. 144.  The year-to-date amount of $7 million relates to lab equipment used in photofinishing that will be used until their abandonment.  The remaining actions anticipated under the First Quarter, 2003 Restructuring Program are expected to be completed during the third quarter of 2004.

Phogenix Restructuring Program

The Company recorded $17 million of charges in the second quarter of 2003 associated with the Company’s exit from the D&FIS segment’s Phogenix joint venture with Hewlett Packard.  At June 30, 2004 and December 31, 2003, the exit costs reserve, which represented the only cash portion of the charge, amounted to $3 million and $9 million, respectively.  During the second quarter of 2004, the Company reversed $3 million of exit costs reserves as a result of actual shutdown costs being lower than estimated.  This reversal was included in the restructuring costs and other in the accompanying Consolidated Statement of Earnings for the three and six months ended June 30, 2004.  The remaining exit costs reserve at June 30, 2004 represents long-term lease payments to be paid during 2004 and beyond.

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

During the first two quarters of 2004, approximately $8 million of severance payments were made under the Fourth Quarter, 2002 Restructuring Program.  The remaining severance reserve of $4 million as of June 30, 2004 has not been paid since, in many instances, the employees whose positions were eliminated could elect or were required to receive their severance payments over an extended period of time.  During the first two quarters of 2004, approximately $1 million of exit cost payments were made.  In addition, approximately $1 million and $4 million of excess exit costs reserves were reversed and included in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the three and six months ended June 30, 2004, respectively, as the cost to shut down facilities was less than originally estimated.  Most of the remaining exit costs reserves of $3 million as of June 30, 2004 represent long-term lease payments, which will be paid during 2004 and beyond.

NOTE 9:  RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

The components of net pension expense (income) for all major funded and unfunded U.S. and Non-U.S. defined benefit plans for the three and six months ended June 30 are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,

(in millions)	2004		2003		2004		2003

	U.S.	Non- U.S.	U.S.	Non- U.S.	U.S.	Non- U.S.	U.S.	Non- U.S.

Service cost	$30	$8	$29	$9	$62	$18	$60	$19
Interest cost	98	38	103	37	196	77	202	72
Expected return on plan assets	(136)	(41)	(145)	(44)	(274)	(83)	(291)	(86)
Amortization of:
Transition obligation (asset)	—	—	—	(1)	—	(1)	1	(1)
Prior service cost	—	(5)	1	(8)	1	(10)	1	(15)
Actuarial loss	6	12	1	8	11	24	2	15

	(2)	12	(11)	1	(4)	25	(25)	4
Special termination benefits	—	—	—	8	—	1	—	14
Curtailment charge (credit)	1	1	—	—	8	(6)	—	—

Net pension (income) expense	(1)	13	(11)	9	4	20	(25)	18
Other plans including unfunded plans	—	5	—	4	—	10	—	9

Total net pension (income) expense	$(1)	$18	$(11)	$13	$4	$30	$(25)	$27

For the three months ended June 30, 2004 and 2003, special termination benefits and curtailment charges in the aggregate of $2 million and $8 million, respectively, were incurred as a result of the Company’s restructuring actions and, therefore, have been included in restructuring costs and other in the Consolidated Statement of Earnings for the respective periods.  For the six months ended June 30, 2004 and 2003, special termination benefits and curtailment charges in the aggregate of $3 million and $14 million, respectively, were incurred as a result of the Company’s restructuring actions and, therefore, have been included in restructuring costs and other in the Consolidated Statement of Earnings for the respective periods.

As a result of the cumulative impact of the ongoing position eliminations under its Third Quarter and 2004-2006 Restructuring Programs, as disclosed in Note 8, the Company incurred curtailment gains and losses with respect to certain of its retirement plans in the first half of 2004.  These curtailment events resulted in the remeasurement of the plans’ obligations during the quarter, which impacted the accounting for the additional minimum pension liabilities.  As a result of these remeasurements, the Company was required to increase its additional minimum pension liabilities by a net of $58 million during the first half of 2004.  This increase is reflected in the postretirement liabilities component within the accompanying Consolidated Statement of Financial Position as of June 30, 2004.  The net-of-tax amount of $41 million relating to the recording of the additional minimum pension liabilities is reflected in the accumulated other comprehensive income component within the accompanying Consolidated Statement of Financial Position as of June 30, 2004.

The Company made contributions (funded plans) or paid benefits (unfunded plans) totaling approximately $68 million relating to its major U.S. and non-U.S. defined benefit pension plans in the first half of 2004.  The Company expects its contribution (funded plans) and benefit payment (unfunded plans) requirements for its major U.S. and non-U.S. defined benefit pension plans for the balance of 2004 to be approximately $45 million.

The components of net postretirement benefit cost for the Company’s U.S., United Kingdom and Canada postretirement benefit plans, which represent the Company’s major postretirement medical plans, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

(in millions)	2004	2003	2004	2003

Components of net postretirement benefit cost
Service cost	$4	$4	$8	$9
Interest cost	47	56	100	113
Amortization of:
Prior service cost	(15)	(17)	(29)	(31)
Actuarial loss	20	16	51	41

	56	59	130	132
Curtailment credit	(2)	—	(25)	—

Total net postretirement benefit cost	$54	$59	$105	$132

During the quarter ended June 30, 2004, the Company adopted the provisions of FSP 106-2 with respect to its U.S. postretirement plan, which resulted in a remeasurement of the plan’s accumulated projected benefit obligation (APBO) as of April 1, 2004.  The remeasurement of the APBO as of April 1, 2004 takes into account the impact of the subsidy the Company will receive under the Act and certain actuarial assumption changes including (1) changes in participation rates, (2) a decrease in the Company’s Medicare plan premiums and (3) a decrease in the discount rate from 6.00% to 5.75%.  The actuarially determined impact of the subsidy reduced the APBO by approximately $228 million.  The effect of the subsidy on the measurement of the net periodic postretirement benefit cost was to reduce the cost by approximately $14 million for the three months ended June 30, 2004 as follows:

(in millions)

	Effect of Subsidy	Effect of Assumption Changes	Total

Service cost	$—	$1	$1
Interest cost	4	3	7
Amortization of the actuarial gain	4	2	6

	$8	$6	$14

The Company paid benefits totaling approximately $132 million relating to its U.S., United Kingdom and Canada postretirement benefit plans in the first six months of 2004.  The Company expects to pay benefits of $131 million for its U.S., United Kingdom and Canada postretirement plans for the balance of 2004.

NOTE 10:  EARNINGS PER SHARE

Options to purchase 36.4 million and 39.9 million shares of common stock at weighted average per share prices of $49.10 and $49.08 for the three months ended June 30, 2004 and 2003, respectively, and options to purchase 36.5 million and 32.3 million shares of common stock at weighted average per share prices of $49.10 and $54.57 for the six months ended June 30, 2004 and 2003, respectively, were outstanding during the periods presented but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares for the respective periods.

NOTE 11:  SHAREHOLDERS’ EQUITY

The Company has 950 million shares of authorized common stock with a par value of $2.50 per share, of which 391 million shares had been issued as of June 30, 2004 and December 31, 2003.  Treasury stock at cost consists of approximately 105 million shares at both June 30, 2004 and December 31, 2003.

The Company accounts for its employee stock option incentive plans under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and the related interpretations under Financial Accounting Standards Board (FASB) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.”  Accordingly, no compensation cost relating to stock options is reflected in net earnings for the three months and six months ended June 30, 2004 and 2003, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

The Company has determined the pro forma net earnings and net earnings per share information as if the fair value method of SFAS No. 123, “Accounting for Stock-Based Compensation,” had been applied to its stock-based employee compensation.  The pro forma information is as follows:

(in millions, except per share data)

	Three Months Ended June 30		Six Months Ended June 30

	2004	2003	2004	2003

Net earnings, as reported	$154	$112	$182	$124
Deduct: Total compensation expense relating to stock options determined under fair value method of all awards, net of related tax effects	(5)	(4)	(7)	(8)

Pro forma net earnings	$149	$108	$175	$116

Earnings per share:
Basic and diluted - as reported	$.54	$.39	$.64	$.43
Basic and diluted - pro forma	$.52	$.38	$.61	$.41

On February 18, 2004, the Company announced that it would begin expensing stock options starting January 1, 2005 using the fair value recognition provisions of SFAS No. 123.  On March 31, 2004, the FASB issued an exposure draft proposing a new accounting standard that requires the expensing of stock options, effective January 1, 2005.  The Company will follow the stock option expensing rules of the new accounting standard once it is finalized and issued by the FASB.

NOTE 12:  COMPREHENSIVE INCOME
(in millions)

	Three Months Ended June 30		Six Months Ended June 30

	2004	2003	2004	2003

Net income	$154	$112	$182	$124
Unrealized (losses) gains on available-for-sale securities	(5)	3	(6)	5
Realized and unrealized gains (losses) from hedging activity	8	(8)	12	(10)
Currency translation adjustments	(37)	142	(70)	203
Minimum pension liability adjustment	4	—	(41)	—

Total comprehensive income	$124	$249	$77	$322

NOTE 13:  ACQUISITIONS

On May 1, 2004, the Company completed the purchase of Heidelberger Druckmaschinen AG’s (Heidelberg) 50 percent interest in NexPress Solutions LLC, a 50/50 joint venture of Kodak and Heidelberg that makes high-end, on-demand digital color printing systems, and the equity of Heidelberg Digital LLC, a leading maker of digital black-and-white variable-data printing systems.  Kodak also announced the acquisition of NexPress GmbH, a German subsidiary of Heidelberg that provides engineering and development support, and certain inventory, assets, and employees of Heidelberg’s regional operations or market centers.  The Company paid $1 cash at closing.  Under the terms of the acquisition, Kodak and Heidelberg agreed to use a performance-based earn-out formula whereby Kodak will make periodic payments to Heidelberg over a two-year period, if certain sales goals are met.  If all sales goals are met during the next two calendar years ending December 31, 2005, the Company will pay a maximum of $150 million in cash.  Additional payments may also be made if certain sales goals are met during a five-year period following the closing of the transaction.  This acquisition advances the Company’s strategy of diversifying its business portfolio, and accelerates its participation in the digital commercial printing industry.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.  The preliminary purchase price allocation is as follows:

At May 1, 2004 – (in millions)

Current assets	$95
Intangible assets (including in-process R&D of $1)	2
Other non-current assets (including PP&E)	13

Total assets acquired	$110

Current liabilities	$46
Other non-current liabilities	6

Total liabilities assumed	$52

Net assets acquired	$58

The excess of fair value of acquired net assets over cost of $58 million represents negative goodwill and was recorded as a component of other long-term liabilities in the Company’s Consolidated Statement of Financial Position.

As of the acquisition date, management began to assess and formulate plans to restructure the NexPress-related entities.  As of June 30, 2004, management had not completed its assessment and, therefore, the plans were not approved, the Company was not committed to specific actions and the cost was not estimable.  Accordingly, the preliminary purchase accounting and the accompanying consolidated financial statements of the Company as of and for the three and six months ended June 30, 2004 do not reflect any restructuring accounting.  However, once management finalizes, approves and commits the Company to the plans, the accounting for the restructuring charges will be reflected in purchase accounting as a reduction in negative goodwill to the extent the actions relate to the entities and the net assets acquired.  To the extent such actions relate to the Company’s historical ownership in the NexPress Solutions LLC joint venture, the restructuring charges will be reflected in the Company’s Consolidated Statement of Earnings.

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

As the total consideration of $167 million will be paid through 2005, the amount was discounted to $164 million for purposes of the purchase price allocation.

The preliminary purchase price allocation is as follows: (in millions)

Intangible assets	$139
Investment in Lucky	38
Deferred tax liability	(13)

The acquired intangible assets consist of the manufacturing exclusivity agreement and the distribution rights agreement.  In accordance with the terms of the twenty-year agreement, the Company had acquired a 13 percent interest in Lucky Film as of March 31, 2004 and, therefore, $25 million of the $38 million of value allocated to the 20 percent interest was recorded as of quarter-end.  The Company will record the $13 million of value allocated to the additional 7 percent interest in Lucky Film when it completes the acquisition of those shares in 2005.  The Company’s interest in Lucky Film is accounted for under the equity method of accounting, as the Company has the ability to exercise significant influence over Lucky Film’s operating and financial policies.

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

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.  The final purchase price allocation is as follows:

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

The value of the projects identified to be in progress was determined by estimating the future cash flows from the projects once commercialized, less costs to complete development and discounting these net cash flows back to their present value.  The discount rate used for these three research and development projects was 17%.  The charges for the write-off were included as research and development costs in the Company’s Consolidated Statement of Earnings for the six months ended June 30, 2004.

The remaining $86 million of intangible assets, which relate to developed technology, customer relationships, and trade names, have useful lives ranging from two to fourteen years.  The $15 million of goodwill will be assigned to the Graphic Communications segment and is expected to be deductible for tax purposes.

The following unaudited pro forma financial information presents the combined results of operations of the Company and the Company’s significant acquisitions since June 30, 2003, which include Kodak Versamark, NexPress, PracticeWorks and Laser-Pacific Media Corporation, as if these acquisitions had occurred as of the beginning of the periods presented.  The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of the Company that would have been reported had the acquisitions been completed as of the beginning of the periods presented, and should not be taken as representative of the future consolidated results of operations or financial condition of the Company.  Pro forma results were as follows for the three and six months ended June 30, 2004 and 2003:

(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Net sales	$3,525	$3,417	$6,527	$6,214
Earnings from continuing operations	$122	$95	$123	$46
Basic and diluted earnings per share from continuing operations	$.43	$.33	$.43	$.16
Number of common shares used in:
Basic earnings per share	286.6	286.5	286.6	286.4
Diluted earnings per share	286.6	286.6	286.7	286.6

The pro forma results include amortization of the intangible assets presented above and exclude the write-off of research and development assets that were acquired from the acquisition.  The pro forma results also include interest expense on debt assumed to finance the purchase of PracticeWorks.  The interest expense was calculated based on the assumption that approximately $450 million of the PracticeWorks purchase price was financed through debt with an annual interest rate of approximately 5%.

On January 22, 2004, the Company announced an offer to tender the outstanding common shares of Chinon Industries, Inc. (Chinon), a 59% majority owned subsidiary of Kodak.  Chinon is engaged in the research, development and manufacturing of digital cameras.  Acquiring the remaining interest will help Kodak increase its worldwide design and manufacturing capability for consumer digital cameras and accessories.  Kodak ended its tender offer during the second quarter.  By the end of the tender, Kodak increased its ownership of Chinon to 100% by acquiring 9.4 million shares for approximately $32 million, inclusive of transaction costs.  Approximately $14 million of the purchase price was recorded as a reduction in minority interest and the remainder reported as goodwill in the Company’s Consolidated Statement of Financial Position.  Kodak expects to complete the purchase price allocation during the third quarter of 2004.

During the second quarter, the Company completed the purchase price allocation related to its November 2003 acquisition of Algotec Systems Ltd. (Algotec).  As part of this allocation, the Company recorded intangible assets of approximately $15 million related to acquired developed technology and approximately $36 million of goodwill.

NOTE 14:  DISCONTINUED OPERATIONS

On February 9, 2004, the Company announced its intent to sell the assets and business of the Remote Sensing Systems operation, including the stock of Kodak’s wholly owned subsidiary, Research Systems, Inc. (collectively known as RSS), to ITT Industries for $725 million in cash.  RSS, a leading provider of specialized imaging solutions to the aerospace and defense community, is part of the Company’s commercial & government systems’ operation within the Commercial Imaging segment, and its customers include NASA, other U.S. government agencies, and aerospace and defense companies.   RSS had net sales for the three months ended June 30, 2004 and 2003 of approximately $123 million and $93 million, respectively, and net sales for the six months ended June 30, 2004 and 2003 of approximately $254 million and $193 million, respectively.  RSS had earnings before taxes for the three months ended June 30, 2004 and 2003 of approximately $17 million and $10 million, respectively, and earnings before taxes for the six months ended June 30, 2004 and 2003 of approximately $36 million and $24 million, respectively.  The sale of RSS is expected to result in an after-tax gain of approximately $390 million.  The after-tax gain excludes the potential impacts from any settlement or curtailment gains or losses that may be incurred in connection with the Company’s pension and postretirement benefit plans, as these amounts are not currently determinable.

Earnings from discontinued operations for the three months ended June 30, 2004 and 2003 of approximately $11 million and $6 million, respectively, were net of provisions for income taxes of $7 million and $3 million, respectively.  Earnings from discontinued operations for the six months ended June 30, 2004 and 2003 of approximately $23 million and $30 million, respectively, were net of a provision for income tax of $15 million and an income tax benefit of $7 million, respectively.

NOTE 15:  SEGMENT INFORMATION

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

As a result of the change in composition of the reportable segments, the accompanying segment information for the three and six months ended June 30, 2003 has been presented in accordance with the new structure and to conform to the presentation for the three and six months ended June 30, 2004.

The Company has four reportable segments: Digital and Film Imaging Systems (D&FIS); Health Imaging; Commercial Imaging; and Graphic Communications.  The balance of the Company’s operations, which individually and in the aggregate do not meet the criteria of a reportable segment, are reported in All Other.

Segment financial information is shown below.

	Three Months Ended June 30		Six Months Ended June 30

(in millions)	2004	2003	2004	2003

Net sales from continuing operations:
Digital & Film Imaging Systems	$2,396	$2,341	$4,327	$4,139
Health Imaging	672	607	1,303	1,156
Commercial Imaging	193	199	389	385
Graphic Communications	177	89	310	177
All Other	31	23	59	42

Consolidated total	$3,469	$3,259	$6,388	$5,899

Earnings (loss) from continuing operations before interest, other income (charges), net, and income taxes:
Digital & Film Imaging Systems	$230	$119	$246	$73
Health Imaging	128	131	221	240
Commercial Imaging	32	31	63	51
Graphic Communications	(33)	(1)	(58)	8
All Other	(33)	(22)	(61)	(38)

Total of segments	324	258	411	334
Restructuring costs and other	(169)	(54)	(243)	(100)
Impairment of Burrell Companies’ net assets	—	(9)	—	(9)
GE settlement	—	—	—	(12)
Patent infringement claim settlement	—	(14)	—	(14)
Prior year acquisition settlement	—	(14)	—	(14)

Consolidated total	$155	$167	$168	$185

Earnings (loss) from continuing operations:
Digital & Film Imaging Systems	$199	$88	$214	$53
Health Imaging	110	104	188	184
Commercial Imaging	26	22	51	36
Graphic Communications	(25)	(5)	(47)	(10)
All Other	(32)	(15)	(57)	(29)

Total of segments	278	194	349	234
Restructuring costs and other	(169)	(54)	(243)	(100)
Impairment of Burrell Companies’ net assets	—	(9)	—	(9)
GE settlement	—	—	—	(12)
Patent infringement claim settlement	—	(14)	—	(14)
Prior year acquisition settlement	—	(14)	—	(14)
Interest expense	(43)	(34)	(87)	(71)
Other corporate items	2	3	4	6
Tax benefit - donation of patents	—	—	—	8
Income tax effects on above items and taxes not allocated to segments	75	34	136	66

Consolidated total	$143	$106	$159	$94

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY
(in millions, except per share data)

	Three Months Ended June 30			Six Months Ended June 30

	2004	2003	Change	2004	2003	Change

Net sales	$3,469	$3,259	+ 6%	$6,388	$5,899	+ 8%
Earnings from continuing operations before interest, other income(charges), net, and income taxes	155	167	- 7	168	185	- 9
Earnings from continuing operations	143	106	+ 35	159	94	+ 69
Net earnings	154	112	+ 38	182	124	+ 47
Basic and diluted earnings per share:
Continuing operations	.50	.37	+ 35.56		.33	+ 70
Discontinued operations	.04	.02	+ 100.08		.10	- 20
Total	.54	.39	+ 38.64		.43	+ 49

Net Sales from Continuing Operations by Reportable Segment and All Other
(in millions)

	Three Months Ended June 30			Six Months Ended June 30

	2004	2003	Change	2004	2003	Change

Digital & Film Imaging Systems
Inside the U.S.	$971	$972	0%	$1,691	$1,659	+ 2%
Outside the U.S.	1,425	1,369	+ 4	2,636	2,480	+ 6

Total Digital & Film Imaging Systems	2,396	2,341	+ 2	4,327	4,139	+ 5

Health Imaging
Inside the U.S.	277	266	+ 4	535	504	+ 6
Outside the U.S.	395	341	+ 16	768	652	+ 18

Total Health Imaging	672	607	+ 11	1,303	1,156	+ 13

Commercial Imaging
Inside the U.S.	79	92	- 14	158	169	- 7
Outside the U.S.	114	107	+ 7	231	216	+ 7

Total Commercial Imaging	193	199	- 3	389	385	+ 1

Graphic Communications
Inside the U.S.	83	37	+ 124	138	74	+ 86
Outside the U.S.	94	52	+ 81	172	103	+ 67

Total Graphic Communications	177	89	+ 99	310	177	+ 75

All Other
Inside the U.S.	19	10	+ 90	32	21	+ 52
Outside the U.S.	12	13	- 8	27	21	+ 29

Total All Other	31	23	+ 35	59	42	+ 40

Consolidated total	$3,469	$3,259	+ 6%	$6,388	$5,899	+ 8%

Earnings (Loss) from Continuing Operations Before Interest, Other Income (Charges), Net, and Income Taxes by Reportable Segment and All Other
(in millions)

	Three Months Ended June 30			Six Months Ended June 30

	2004	2003	Change	2004		2003		Change

Digital & Film Imaging Systems	$230	$119	+ 93%	$246		$73		+ 237%
Percent of Sales	9.6%	5.1%		5.7%		1.8%
Health Imaging	$128	$131	- 2%	$221		$240		- 8%
Percent of Sales	19.0%	21.6%		17.0%		20.8%
Commercial Imaging	$32	$31	+ 3%	$63		$51		+ 24%
Percent of Sales	16.6%	15.6%		16.2%		13.2%
Graphic Communications	$(33)	$(1)		$(58)		$8		-825%
Percent of Sales	(18.6)%	(1.1)%		(18.7	) %	4.5%
All Other	$(33)	$(22)	- 50%	$(61)		$(38)		- 61%
Percent of Sales	(106.5)%	(95.7)%		(103.4	) %	(90.5	) %

Total of segments	$324	$258	+ 26%	$411		$334		+ 23%
Percent of Sales	9.3%	7.9%		6.4%		5.7%
Restructuring costs and other	(169)	(54)		(243)		(100)
Impairment of Burrell Companies’ net assets	—	(9)		—		(9)
GE settlement	—	—		—		(12)
Patent infringement claim settlement	—	(14)		—		(14)
Prior year acquisition settlement	—	(14)		—		(14)

Consolidated total	$155	$167	- 7%	$168		$185		- 9%

Earnings (Loss) From Continuing Operations by Reportable Segment and All Other
(in millions)

	Three Months Ended June 30			Six Months Ended June 30

	2004	2003	Change	2004		2003	Change

Digital & Film Imaging Systems	$199	$88	+ 126%	$214		$53	+ 304%
Percent of Sales	8.3%	3.8%		4.9%		1.3%
Health Imaging	$110	$104	+ 6%	$188		$184	+ 2%
Percent of Sales	16.4%	17.1%		14.4%		15.9%
Commercial Imaging	$26	$22	+ 18%	$51		$36	+ 42%
Percent of Sales	13.5%	11.1%		13.1%		9.4%
Graphic Communications	$(25)	$(5)	- 400%	$(47)		$(10)	- 370%
Percent of Sales	(14.1)%	(5.6)%		(15.2)%		(5.6)%
All Other	$(32)	$(15)	- 113%	$(57)		$(29)	- 97%
Percent of Sales	(103.2)%	(65.2)%		(96.6	) %	(69.0)%

Total of segments	$278	$194	+ 43%	$349		$234	+ 49%
Percent of Sales	8.0%	6.0%		5.5%		4.0%
Restructuring costs and other	(169)	(54)		(243)		(100)
Impairment of Burrell Companies’ net assets	—	(9)		—		(9)
GE settlement	—	—		—		(12)
Patent infringement claim settlement	—	(14)		—		(14)
Prior year acquisition settlement	—	(14)		—		(14)
Interest expense	(43)	(34)		(87)		(71)
Other corporate items	2	3		4		6
Tax benefit - donation of patents	—	—		—		8
Income tax effects on above items and taxes not allocated to above	75	34		136		66

Consolidated total	$143	$106	+ 35%	$159		$94	+ 69%

COSTS AND EXPENSES
(in millions)

	Three Months Ended June 30			Six Months Ended June 30

	2004	2003	Change	2004	2003	Change

Gross profit	$1,115	$1,096	+ 2%	$1,927	$1,897	+ 2%
Percent of Sales	32.1%	33.6%		30.2%	32.2%
Selling, general and administrative expenses	$613	$707	- 13%	$1,165	$1,265	- 8%
Percent of Sales	17.7%	21.7%		18.2%	21.4%
Research and development costs	$212	$178	+ 19%	$409	$371	+ 10%
Percent of Sales	6.1%	5.5%		6.4%	6.3%

2004 COMPARED WITH 2003

Second Quarter

RESULTS OF OPERATIONS – CONTINUING OPERATIONS

CONSOLIDATED

Net worldwide sales were $3,469 million for the second quarter of 2004 as compared with $3,259 million for the second quarter of 2003, representing an increase of $210 million or 6%, or an increase of 4% excluding the favorable impact of exchange.  The increase in net sales was primarily due to acquisitions, increased volumes and favorable exchange, which increased second quarter sales by approximately 4.4, 3.7 and 2.5 percentage points, respectively.  The increase in volume was primarily driven by the consumer digital capture SPG (strategic product group), the Picture Maker kiosks/media portion of the consumer output SPG, and the entertainment films SPG.  In addition, the acquisitions of PracticeWorks, Scitex Digital Printing (now Kodak Versamark), NexPress and Laser Pacific contributed $143 million to second quarter sales.  These increases were partially offset by decreases attributable to price/mix, primarily driven by consumer the consumer digital capture SPG and the film capture SPG, which reduced second quarter sales by approximately 4.2 percentage points.

Net sales in the U.S. were $1,429 million for the second quarter of 2004 as compared with $1,377 million for the prior year quarter, representing an increase of $52 million, or 4%.  Net sales outside the U.S. were $2,040 million for the current quarter as compared with $1,882 million for the second quarter of 2003, representing an increase of $158 million, or 8% as reported, or an increase of 4% excluding the favorable impact of exchange.

The Company’s digital product sales were $1,242 million for the current quarter as compared with $838 million for the second quarter of 2003, representing an increase of $404 million, or 48%, primarily driven by the consumer digital capture SPG, the kiosks/media portion of the consumer output SPG and digital acquisitions.  Net sales of the Company’s traditional products were $2,227 million for the current quarter as compared with $2,421 million for the second quarter of 2003, representing a decrease of $194 million, or 8%, primarily driven by declines in the film capture SPG and the wholesale photofinishing portion of the consumer output SPG.

The Company’s operations outside the U.S. are reported in three regions: (1) the Europe, Africa and Middle East region (EAMER), (2) the Asia Pacific region and (3) the Canada and Latin America region.  Net sales in the EAMER region were $1,093 million for the second quarter of 2004 as compared with $1,045 million for the prior year quarter, representing an increase of $48 million, or 5% as reported, or unchanged excluding the favorable impact of exchange.  Net sales in the Asia Pacific region were $636 million for the current quarter as compared with $537 million for the prior year quarter, representing an increase of $99 million, or 18% as reported, or an increase of 12% excluding the favorable impact of exchange.  Net sales in the Canada and Latin America region were $311 million in the current quarter as compared with $300 million for the second quarter of 2003, representing an increase of $11 million, or 4% as reported, or an increase of 3% excluding the favorable impact of exchange.

The Company’s major emerging markets include China, Brazil, India, Mexico, Russia, Korea, Hong Kong and Taiwan.  Net sales in emerging markets were $730 million for the second quarter of 2004 as compared with $602 million for the prior year quarter, representing an increase of $128 million, or 21% as reported, or an increase of 20% excluding the favorable impact of exchange.  The emerging market portfolio accounted for approximately 21% of Kodak’s worldwide sales and 36% of Kodak’s non-U.S. sales in the quarter.  The increase in emerging market sales was primarily attributable to sales growth in China, Russia, India, Brazil, and Mexico of 82%, 16%, 13%, 6% and 3%, respectively.

Strong sales increases in China were recorded versus a weak second quarter of 2003, when SARS significantly impacted operations in that country.  India experienced strong business performance for most of the Company’s operations in that area.  The increase in sales in Russia is a result of the Company’s efforts to expand the distribution channels for Kodak products and services.

Gross profit was $1,115 million for the second quarter of 2004 as compared with $1,096 million for the second quarter of 2003, representing an increase of $19 million, or 2%.  The gross profit margin was 32.1% in the current quarter as compared with 33.6% in the prior year quarter.  The 1.5 percentage point decrease was primarily attributable to declines due to price/mix, driven primarily by the consumer digital capture SPG and the film capture SPG, which reduced gross profit margins by approximately 5.1 percentage points.  These decreases were partially offset by: (1) manufacturing cost, which favorably impacted gross profit margins by approximately 3.0 percentage points, (2) acquisitions, which favorably impacted gross profit margins by approximately 0.4 percentage points, and (3) exchange, which favorably impacted gross profit margins by approximately 0.2 percentage points.  The impact of manufacturing cost to gross profit includes charges relating to accelerated depreciation and inventory write-downs of $34 million in the current quarter and $10 million in the prior year’s quarter relating to focused cost reduction actions.  During the second quarter of 2004, the Company’s gross profit was favorably impacted by a LIFO liquidation of approximately $28 million versus $8 million in the second quarter of 2003.

Selling, general and administrative expenses (SG&A) were $613 million for the second quarter of 2004 as compared with $707 million for the prior year quarter, representing a decrease of $94 million, or 13%.  SG&A decreased as a percentage of sales from 21.7% for the second quarter of 2003 to 17.7% for the current quarter.  The decrease in SG&A is primarily attributable to cost savings in the current year quarter realized from (1) position eliminations associated with ongoing cost reduction programs, and (2) a decrease in advertising spend of $39 million.  In addition, the prior year quarter included charges of $14 million relating to a patent infringement claim, $14 million associated with the settlement of outstanding issues relating to a prior year acquisition, and $9 million associated with the write-down of the Burrell Companies’ net assets held for sale.  These decreases more than offset acquisition related SG&A of $54 million and unfavorable exchange of $13 million.

Research and development costs (R&D) were $212 million for the second quarter of 2004 as compared with $178 million for the second quarter of 2003, representing an increase of $34 million, or 19%.  R&D as a percentage of sales increased from 5.5% in the second quarter of 2003 to 6.1% in the current quarter.  The increase in R&D is primarily attributable to acquisition related R&D and increased investments for digital growth initiatives.

Earnings from continuing operations before interest, other income (charges), net, and income taxes for the second quarter of 2004 were $155 million as compared with $167 million for the second quarter of 2003, representing a decrease of $12 million, or 7%.  This decrease is attributable to the reasons described above.

Interest expense for the second quarter of 2004 was $43 million as compared with $34 million for the prior year quarter, representing an increase of $9 million, or 26%.  Higher interest expense is a result of higher year over year interest rates and average debt balances.

The other income (charges) component includes principally investment income, income and losses from equity investments, foreign exchange, and gains and losses on the sales of assets and investments.  Other income for the current quarter was $7 million as compared with other charges of $9 million for the second quarter of 2003.  The improvement is primarily attributable to the movement of the NexPress results from other income (charges) to the Graphic Communications segment as a result of the Company’s purchases of Heidelberg’s 50% interest in the NexPress joint venture, which closed on May 1, 2004.

The Company’s estimated annual effective tax rate from continuing operations decreased from 22.5% for the prior year second quarter to 15.5% for the second quarter of 2004.  This decrease is primarily attributable to expected increased earnings from operations in certain lower-taxed jurisdictions outside the U.S. relative to total consolidated earnings and the expected full-year earnings impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which is not taxable.

During the second quarter of 2004, the Company recorded a tax benefit of $24 million on $119 million of pre-tax income.  The tax benefit of $24 million for the quarter differs from the tax provision of $18 million that results from applying the estimated annual effective tax rate from continuing operations due to discrete period tax benefits of $69 million.  These discrete period tax benefits resulted from the following: recording of tax benefits of $58 million associated with the net focused cost reduction charges of $164 million, tax benefits of $9 million resulting from an IRS settlement in connection with the Company’s filing position relating to the income tax reporting of a patent infringement litigation settlement, and tax benefits of $2 million associated with inventory write-downs and fixed asset write-offs of $5 million relating to the Company’s historical ownership in the NexPress joint venture in connection with the acquisition of the NexPress-related entities from Heidelberger Druckmaschinen.  These focused cost reduction and NexPress-related charges were incurred in jurisdictions that have tax rates that are greater than the estimated annual effective tax rate.

The earnings from continuing operations for the second quarter of 2004 were $143 million, or $.50 per basic and diluted share, as compared with earnings from continuing operations for the second quarter of 2003 of $106 million, or $.37 per basic and diluted share, representing an increase of $37 million, or 35% year over year.  This increase in earnings from continuing operations is attributable to the reasons described above.

DIGITAL & FILM IMAGING SYSTEMS

Net worldwide sales for the Digital & Film Imaging Systems (D&FIS) segment were $2,396 million for the second quarter of 2004 as compared with $2,341 million for the second quarter of 2003, representing an increase of $55 million, or 2% as reported, or unchanged excluding the favorable impact of exchange.  The increase in net sales was comprised of increases of approximately 4.6 percentage points related to volume driven primarily by the consumer digital capture SPG, the Picture Maker kiosks portion of the consumer output SPG and the entertainment films SPG, partially offset by volume declines for wholesale photofinishing services and traditional film products, and favorable exchange, which increased net sales by approximately 2.5 percentage points.  These increases were partially offset by declines related to negative price/mix, driven primarily by the consumer digital capture SPG and the traditional film capture SPG, which reduced net sales by approximately 5.0 percentage points.

D&FIS segment net sales in the U.S. were $971 million for the current quarter as compared with $972 million for the second quarter of 2003, representing a decrease of $1 million.  D&FIS segment net sales outside the U.S. were $1,425 million for the second quarter of 2004 as compared with $1,369 million for the prior year quarter, representing an increase of $56 million, or 4% as reported, or no change excluding the favorable impact of exchange.

Digital Strategic Product Groups’ Revenues

D&FIS segment digital product sales were $592 million for the current quarter as compared with $360 million for the second quarter of 2003, representing an increase of $232 million, or 64%, primarily driven by the consumer digital capture SPG and the Picture Maker kiosks/media portion of the consumer output SPG.  Net worldwide sales of consumer digital capture products, which include consumer digital cameras, accessories, memory products, and royalties, increased 91% in the second quarter of 2004 as compared with the prior year quarter, primarily reflecting strong volume increases and favorable exchange, partially offset by negative price/mix.  Sales continue to be driven by strong consumer acceptance of the EasyShare digital camera system and the success of new digital camera product introductions during the quarter.

Year to date through May, the Company gained worldwide digital camera unit market share when compared with the prior year.  While complete data for second quarter market share is not yet available, all indications are that Kodak gained digital camera market share in the U.S. year over year for the full quarter.  In May, Kodak was ranked in the top 3 unit share position in several countries outside the U.S.  For the full year, the Company expects to be profitable for consumer digital capture products.

Net worldwide sales of Picture Maker kiosks and related media increased 93% in the second quarter of 2004 as compared with the second quarter of 2003, primarily due to strong volume increases and favorable exchange.  Sales continue to be driven by strong market acceptance of Kodak’s new generation of kiosks and an increase in consumer demand for digital printing at retail.

Net worldwide sales from the home printing solutions SPG, which includes inkjet photo paper and printer docks/media, increased 59% in the current quarter as compared with the second quarter of 2003, driven by sales of printer docks and associated thermal media.  Kodak’s Printer Dock product maintained its number one U.S. market share position on a unit basis in the 4x6 photo printer category through May.  During the quarter, inkjet paper sales declined year over year due to a combination of slowing industry growth and lower market share.  Despite share losses, the Company was able to maintain its top two-market share position in the U.S. during the quarter.

Traditional Strategic Product Groups’ Revenues

D&FIS segment traditional product sales were $1,804 million for the current quarter as compared with the $1,981 million for the second quarter of 2003, representing a decrease of $177 million or 9%, primarily driven by declines in film capture and consumer output.  Net worldwide sales of the film capture SPG, including consumer roll film (35mm and APS film), one-time-use cameras (OTUC), professional films, reloadable traditional film cameras and batteries/videotape, decreased 15% in the second quarter of 2004 as compared with the second quarter of 2003, primarily reflecting volume declines and negative price/mix, partially offset by favorable exchange.

U.S. consumer film industry sell-through volumes decreased approximately 15% in the second quarter of 2004 as compared with the prior year quarter and remained unchanged quarter sequentially.  Kodak’s sell-in consumer film volumes declined 20% as compared with the prior year quarter, reflecting a decrease in U.S. retailers’ inventories.

In January 2004, the Company predicted that full year worldwide film industry volumes would decline at a rate of 7% to 9%, with U.S. consumer film industry volumes declining 10% to 12%.  The most current market data trends indicate that for full year 2004, the worldwide volumes will contract 10% to 12% with U.S. film industry declining in the 18% to 20% range.

Net worldwide sales for the retail photofinishing SPG, which includes color negative paper, minilab equipment and services, chemistry, and photofinishing services at retail, increased 7% in the second quarter of 2004 as compared with the second quarter of 2003, primarily reflecting higher volumes of retail photofinishing equipment and favorable exchange, partially offset by negative price/mix.

Net worldwide sales for the wholesale photofinishing SPG, which includes color negative paper, equipment, chemistry, and photofinishing services at Qualex in the U.S. and CIS (Consumer Imaging Services) outside the U.S., decreased 29% in the second quarter of 2004 as compared with the second quarter of 2003, primarily reflecting lower volumes and negative price/mix, partially offset by favorable exchange.

Net worldwide sales for the entertainment films SPG, including origination and print films to the entertainment industry increased 11%, primarily reflecting volume increases and favorable exchange that was partially offset by negative price/mix.  Color print films benefited from robust market demand complemented by international motion picture releases.

Gross profit for the D&FIS segment was $744 million for the second quarter of 2004 as compared with $756 million for the prior year quarter, representing a decrease of $12 million or 2%.  The gross profit margin was 31.1% in the current quarter as compared with 32.3% in the prior year quarter.  The 1.2 percentage point decline was comprised of decreases attributable to price/mix, primarily driven by the consumer digital capture SPG and the film capture SPG, which reduced gross profit margins by approximately 6.1 percentage points.  This decrease was partially offset by the positive results from initiatives to reduce manufacturing costs, which improved gross profit margins by approximately 4.9 percentage points.  Foreign exchange had no impact.

SG&A expenses for the D&FIS segment decreased $110 million, or 21%, from $526 million in the second quarter of 2003 to $416 million in the current quarter, and decreased as a percentage of sales from 22.5% for the second quarter of 2003 to 17.4% for the current quarter.  Ongoing cost reduction actions and a decrease in advertising spend of $43 million more than offset a negative $10 million impact from exchange and acquisition related SG&A of $2 million.

R&D costs for the D&FIS segment decreased $15 million, or 13%, from $113 million in the second quarter of 2003 to $98 million in the current quarter and decreased as a percentage of sales from 4.8% in the prior year quarter to 4.1% in the current year quarter.  The decrease in R&D year over year was primarily attributable to cost reduction actions related to traditional products and services, partially offset by an increase in spending for digital products.

Earnings from continuing operations before interest, other income (charges), net, and income taxes for the D&FIS segment increased $111 million, or 93%, from earnings of $119 million in the second quarter of 2003 to earnings of $230 million in the second quarter of 2004, primarily as a result of the factors described above.

HEALTH IMAGING

On October 7, 2003, the Company announced that it completed the acquisition of all of the outstanding shares of PracticeWorks, Inc., a leading provider of dental practice management software.  As part of this transaction, Kodak also acquired 100% of PracticeWorks’ Paris-based subsidiary, Trophy Radiologie, S.A., a developer and manufacturer of dental digital radiography equipment, which PracticeWorks purchased in December 2002.  The acquisition of PracticeWorks and Trophy is expected to contribute approximately $200 million in sales to the Health Imaging segment during the first full year.  During the second quarter of 2004, PracticeWorks contributed $49 million in sales to Health Imaging’s revenues.

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

Net worldwide sales for the Health Imaging segment were $672 million for the second quarter of 2004 as compared with $607 million for the prior year quarter, representing an increase of $65 million, or 11% as reported, or an increase of 8% excluding the favorable impact of exchange.  The increase in sales was comprised of: (1) an increase in volume of approximately 3.0 percentage points, driven primarily by volume increases in the digital capture SPG, the digital equipment portion of the digital output SPG and the equipment services SPG, (2) the PracticeWorks acquisition, which contributed $49 million or approximately 8.0 percentage points to second quarter sales, and (3) an increase from favorable exchange of approximately 3.0 percentage points.  These increases were partially offset by decreases attributable to price/mix of approximately 3.0 percentage points, primarily driven by the traditional medical film portion of the film capture and output SPG, the digital capture SPG, and the digital media portion of the digital output SPG.

Net sales in the U.S. were $277 million for the current quarter as compared with $266 million for the second quarter of 2003, representing an increase of $11 million, or 4%.  Net sales outside the U.S. were $395 million for the second quarter of 2004 as compared with $341 million for the prior year quarter, representing an increase of $54 million, or 16% as reported, or an increase of 11% excluding the favorable impact of exchange.

Digital Strategic Product Groups’ Revenues

Health Imaging segment digital sales, which include laser printers (DryView imagers and wet laser printers), digital media (DryView and wet laser media), digital capture equipment (computed radiography capture equipment and digital radiography equipment), services, dental practice management software and Picture Archiving and Communications Systems (PACS), were $427 million for the current quarter as compared with $350 million for the second quarter of 2003, representing an increase of $77 million, or 22%.  The increase in digital product sales was primarily attributable to the PracticeWorks acquisition and higher volumes of digital capture equipment and services.

Traditional Strategic Product Groups’ Revenues

Health Imaging segment traditional product sales, including analog film, equipment, chemistry and services, were $245 million for the current quarter as compared with $257 million for the second quarter of 2003, representing a decrease of $12 million or 5%.  The primary driver was a decrease in sales of analog medical film.

Gross profit for the Health Imaging segment was $296 million for the second quarter of 2004 as compared with $263 million in the prior year quarter, representing an increase of $33 million, or 13%.  The gross profit margin was 44.0% in the current quarter as compared with 43.3% in the second quarter of 2003.  The increase in the gross profit margin of 0.7 percentage points was principally attributable to:  (1) increases due to the PracticeWorks acquisition, which increased gross profit margins by approximately 1.4 percentage points, (2) manufacturing cost improvements, which increased gross profit margins by approximately 0.9 percentage points, and (3) favorable exchange, which contributed approximately 0.4 percentage points to the gross profit margins.  These increases were partially offset by price/mix, which negatively impacted gross profit margins by 2.0 percentage points driven by the traditional medical film portion of the film capture and output SPG and the digital media portion of the digital output SPG.

SG&A expenses for the Health Imaging segment increased $26 million, or 28%, from $94 million in the second quarter of 2003 to $120 million for the current quarter, and increased as a percentage of sales from 15.5% to 17.9%.  The increase in SG&A expenses is primarily attributable to $23 million associated with the PracticeWorks acquisition, and unfavorable effects of foreign exchange of $2 million.

Second quarter R&D costs increased $11 million, or 29%, from $38 million in the second quarter of 2003 to $49 million in the current quarter, and increased as a percentage of sales from 6.3% to 7.3%.  The increase in R&D expenses is primarily attributable to increased spending to drive growth in selected areas of the product portfolio and $2 million associated with the PracticeWorks acquisition.

Earnings from continuing operations before interest, other income (charges), net, and income taxes for the Health Imaging segment decreased $3 million, or 2%, from $131 million for the prior year quarter to $128 million for the second quarter of 2004.  The decrease in earnings is due primarily to the reasons described above.

COMMERCIAL IMAGING

On February 9, 2004 Kodak announced its intention to sell the Remote Sensing Systems operation to ITT Industries for $725 million in cash.  This transaction is expected to close during the third quarter of 2004.  The Remote Sensing Systems business is part of Kodak’s commercial and government systems operation.  The results of the Commercial Imaging segment for the three months ended June 30, 2004 and 2003 exclude the financial performance of Kodak’s Remote Sensing Systems business, which is accounted for in discontinued operations as the Company awaits the closing of the sale.  Certain overhead costs that were previously allocated to the RSS business that will not be automatically eliminated as a result of the sale are still being reported within the Commercial Imaging segment, as the Commercial Imaging segment will manage the RSS business until the ultimate completion of the divestiture.  Once the divesture is completed, these costs will be allocated to all of the existing segments.

Net worldwide sales for the Commercial Imaging segment were $193 million for the second quarter of 2004 as compared with $199 million for the prior year quarter, representing a decrease of $6 million, or 3% as reported, or a decrease of 7% excluding the favorable impact of exchange.  The decrease in net sales was primarily comprised of a decrease of approximately 7.9 percentage points due to declines in volume primarily driven by declines in the micrographics equipment and media SPG, as well as the aerial and industrial materials SPG.   These decreases were partially offset by favorable exchange, which increased sales by approximately 3.8 percentage points, and positive price/mix, which increased sales by approximately 1.3 percentage points.

Net sales in the U.S. were $79 million for the current quarter as compared with $92 million for the prior year quarter, representing a decrease of $13 million, or 14%.  Net sales outside the U.S. were $114 million in the second quarter of 2004 as compared with $107 million for the prior year quarter, representing an increase of $7 million, or 7% as reported, or no change excluding the favorable impact of exchange.

Commercial Imaging segment digital product sales were $92 million for the current quarter as compared with $90 million for the second quarter of 2003, representing an increase of $2 million, or 2%, primarily driven by the imaging services SPG.  Segment traditional product sales were $101 million for the current quarter as compared with $109 million for the second quarter of 2003, representing a decrease of $8 million, or 7%.  The primary driver was a decline in sales of micrographics products and aerial and industrial materials.

Gross profit for the Commercial Imaging segment was $67 million for the second quarter of 2004 as compared with $72 million in the prior year quarter, representing a decrease of $5 million, or 7%.  The gross profit margin was 34.7% in the current quarter as compared with 36.2% in the prior year quarter.  The decrease in the gross profit margin of approximately 1.5 percentage points was primarily attributable to decreases in price/mix, which reduced gross profit margins by approximately 4.4 percentage points.  Negative price/mix was partially offset by a decrease in manufacturing cost, which improved gross profit margins by approximately 2.3 percentage points, and favorable exchange of approximately 0.6 percentage points.

SG&A expenses for the Commercial Imaging segment decreased $2 million, or 6%, from $34 million in the second quarter of 2003 to $32 million for the current quarter, and decreased as a percentage of sales from 17.1% to 16.6%.

Second quarter R&D costs for the Commercial Imaging segment decreased $4 million, or 57%, from $7 million for the second quarter of 2003 to $3 million for the current quarter, and decreased as a percentage of sales from 3.5% to 1.6% in the current quarter, primarily due to a decrease in investments in film development.

Earnings from continuing operations before interest, other income (charges), net, and income taxes for the Commercial Imaging segment increased $1 million, or 3%, from $31 million in the second quarter of 2003 to $32 million in the second quarter of 2004.  This increase is primarily attributable to the reasons described above.

GRAPHIC COMMUNICATIONS

On May 1, 2004, Kodak completed the acquisition of the NexPress-related entities, which included the following:

-

Heidelberger Druckmaschinen’s (Heidelberg’s) 50% interest in NexPress Solutions LLC (Kodak and Heidelberg formed the NexPress 50/50 JV in 1997 to develop high quality, on-demand, digital color printing systems)

-	100% of the stock of Heidelberg Digital LLC (Hdi), a manufacturer of digital black & white printing systems

-	100% of the stock of NexPress GMBH – a R&D center located in Kiel, Germany

-	Certain sales and service employees, inventory and related assets and liabilities of Heidelberg’s sales and service units located throughout the world.

Kodak paid $1 cash at closing.  Under the terms of the acquisition, Kodak and Heidelberg agreed to use a performance-based earn-out formula whereby Kodak will make periodic payments to Heidelberg over a two-year period, if certain sales goals are met.  If all sales goals are met during the next two calendar years ending December 31, 2005, the Company will pay a maximum of $150 million in cash.  Additional payments may also be made if certain sales goals are met during a five-year period following the closing of the transaction.  Total operational dilution of $.30 to $.35 per share is expected for full year 2004, with the acquisition becoming accretive by 2007.  During the two months of the second quarter since closing, the NexPress-related entities contributed $41 million in sales to the Graphic Communications segment.

On January 5, 2004, Kodak announced the completion of its acquisition of Scitex Digital Printing, the world leader in high-speed, variable data inkjet printing systems.  Kodak acquired the business for $239 million in net cash.  This acquisition is expected to contribute approximately $200 million to Graphic Communications segment sales in 2004, and will be slightly dilutive through the end of the year.  Scitex Digital Printing now operates under the name Kodak Versamark, Inc.  During the second quarter, Kodak Versamark contributed $46 million in sales to the Graphic Communications segment.

Net worldwide sales for the Graphic Communications segment were $177 million for the second quarter of 2004 as compared with $89 million for the prior year quarter, representing an increase of $88 million, or 99% as reported, or 97% excluding the favorable impact of exchange.  The increase in net sales was almost entirely due to the Kodak Versamark and the NexPress-related entities acquisitions, which contributed $87 million to current quarter net sales for the Graphic Communications segment.

Net sales in the U.S. were $83 million for the current quarter as compared with $37 million for the prior year quarter, representing an increase of $46 million, or 124%.  Net sales outside the U.S. were $94 million in the second quarter of 2004 as compared with $52 million for the prior year quarter, representing an increase of $42 million, or 81% as reported, or an increase of 76% excluding the favorable impact of exchange.

Graphic Communications segment digital product sales are comprised of Kodak Versamark, the world leader in continuous inkjet technology, the NexPress-related entities, a leader in digital color and black and white printing solutions and Encad, Inc., a maker of large format inkjet printers.  Segment traditional product sales are limited to the sales of traditional graphics products to the KPG joint venture.

The NexPress-related entities accepted orders for more than 100 digital color and monochrome printing systems at the recent Drupa 2004 trade exhibition in Germany.  The NexPress installed base of digital production color presses continues to experience good customer acceptance.  Activity levels for production volumes and product related sales and service are steadily increasing and acquisition integration plans remain on target.

Kodak Versamark experienced strong sales performance during the second quarter driven by their success in increasing equipment penetration of the transactional printing business in conjunction with a growing annuities business.

Net worldwide sales of graphic arts products to Kodak Polychrome Graphics (KPG), an unconsolidated joint venture affiliate in which the Company has a 50% ownership interest, declined 3% in the current quarter as compared with the second quarter of 2003, primarily reflecting stable volumes offset by negative price/mix for graphic arts products despite continued digital technology substitution, which negatively affects the product portfolio sold to KPG.

Gross profit for the Graphic Communications segment was $33 million for the second quarter of 2004 as compared with $13 million in the prior year quarter, representing an increase of $20 million, or 154%.  The gross profit margin was 18.6% in the current quarter as compared with 14.6% in the prior year quarter.  The increase in the gross profit margin of 4.0 percentage points was primarily attributable to: (1) the acquisitions of Kodak Versamark and the NexPress-related entities, which contributed approximately 14.0 percentage points to gross profit margins for the current quarter, and (2) favorable exchange which increased gross profit margins by approximately 0.3 percentage points.   These increases were partially offset by: (1) an increase in manufacturing cost, which negatively impacted gross profit margins by approximately 8.8 percentage points, and (2) negative price/mix of 1.5 percentage points.

SG&A expenses for the Graphic Communications segment were $39 million for the second quarter of 2004 as compared with $7 million in the prior year quarter, representing an increase of $32 million, and increased as a percentage of sales from 7.9% to 22.0%.  The increase in SG&A expenses is primarily attributable to the acquisitions of Kodak Versamark and the NexPress-related entities, which accounted for $29 million of SG&A expenses in the current quarter.

Second quarter R&D costs for the Graphic Communications segment increased $20 million, from $7 million for the second quarter of 2003 to $27 million for the current quarter, and increased as a percentage of sales from 7.9% for the second quarter of 2003 to 15.3% for the current quarter.  The increase was primarily attributable to the acquisitions of Kodak Versamark and the NexPress-related entities, which accounted for $22 million of R&D expenses in the current quarter.

The loss from continuing operations before interest, other income (charges), net, and income taxes for the Graphic Communications segment increased $32 million from a loss of $1 million in the second quarter of 2003 to a loss of $33 million in the second quarter of 2004.  This decrease is primarily attributable to the acquisition of the NexPress-related entities on May 1, 2004.  As noted above, total operational dilution of $.30 to $.35 per share is expected from the NexPress-related entities for full year 2004, with the acquisition becoming accretive by 2007.

KPG’s earnings performance continued to improve on the strength of its leading position in digital printing plates and digital proofing, coupled with favorable operating expense management and foreign exchange. KPG contributed positively to other income (charges) during the second quarter of 2004 both in absolute terms and in quarterly year over year comparisons.

ALL OTHER

Net worldwide sales for All Other were $31 million for the second quarter of 2004 as compared with $23 million for the second quarter of 2003, representing an increase of $8 million, or 35%.  Net sales in the U.S. were $19 million for the second quarter of 2004 as compared with $10 million for the prior year quarter, representing an increase of $9 million, or 90%.  Net sales outside the U.S. were $12 million in the second quarter of 2004 as compared with $13 million in the prior year quarter, representing a decrease of $1 million, or 8%.

SK Display Corporation, the OLED manufacturing joint venture between Kodak and Sanyo, continues to focus on improving manufacturing yields and process engineering.  During the second quarter, Kodak announced the introduction of new high-performance materials for the manufacture of both passive and active matrix OLED displays.  In addition, the Company is introducing reflective flexible display technology that has the potential for use in a number of retail and consumer applications.

The loss from continuing operations before interest, other income (charges), net, and income taxes for All Other was $33 million in the current quarter as compared with a loss of $22 million in the second quarter of 2003.

RESULTS OF OPERATIONS - DISCONTINUED OPERATIONS

Earnings from discontinued operations for the second quarter of 2004 were $.04 per basic and diluted share primarily relating to the pending sale of Kodak’s Remote Sensing Systems business, which contributed $11 million to earnings from discontinued operations.  Earnings from discontinued operations for the second quarter of 2003 were $.02 per basic and diluted share and were primarily related to $6 million of post-tax earnings from Kodak’s Remote Sensing Systems business.

NET EARNINGS

Net earnings for the second quarter of 2004 were $154 million, or $.54 per basic and diluted share, as compared with net earnings for the second quarter of 2003 of $112 million, or $.39 per basic and diluted share, representing an increase of $42 million, or 38%.  This increase is primarily attributable to the reasons outlined above.

Year to Date

RESULTS OF OPERATIONS – CONTINUING OPERATIONS

CONSOLIDATED

Net worldwide sales were $6,388 million for the six months ended June 30, 2004 as compared with $5,899 million for the six months ended June 30, 2003, representing an increase of $489 million or 8%, or an increase of 4% excluding the favorable impact of exchange.  The increase in net sales was primarily due to increased volumes, acquisitions and favorable exchange, which increased second quarter sales by approximately 4.1, 3.9 and 4.2 percentage points, respectively.  The increase in volume was primarily driven by the consumer digital capture SPG and the Picture Maker kiosks/media portion of the consumer output SPG.  In addition, the acquisitions of PracticeWorks, Scitex Digital Printing (now Kodak Versamark), NexPress and Laser Pacific contributed $249 million to net sales for the six months ended June 30, 2004.  These increases were partially offset by decreases attributable to price/mix, primarily driven by the consumer digital capture SPG and the film capture SPG, which reduced net sales for the six months ended June 30, 2004 by approximately 4.0 percentage points.

Net sales in the U.S. were $2,554 million for the current year period as compared with $2,427 million for the prior year period, representing an increase of $127 million, or 5%.  Net sales outside the U.S. were $3,834 million for the current year period as compared with $3,472 million for the prior year period, representing an increase of $362 million, or 10% as reported, or an increase of 4% excluding the favorable impact of exchange.

The Company’s digital product sales were $2,298 million for the six months ended June 30, 2004 as compared with $1,572 million for the six months ended June 30, 2003, representing an increase of $726 million, or 46%, primarily driven by the consumer digital capture SPG, the kiosks/media portion of the consumer output SPG and digital acquisitions.  Net sales of the Company’s traditional products were $4,090 million for the current year period as compared with $4,327 million for the prior year period, representing a decrease of $237 million, or 5%, primarily driven by declines in the film capture SPG and the wholesale photofinishing portion of the consumer output SPG.

Net sales in the EAMER region were $2,003 million for the first six months of 2004 as compared with $1,840 million for the first six months of 2003, representing an increase of $163 million, or 9% as reported, or an increase of 1% excluding the favorable impact of exchange.  Net sales in the Asia Pacific region were $1,237 million for the first six months of 2004 as compared with $1,085 million for the first six months of 2003, representing an increase of $152 million, or 14% as reported, or an increase of 7% excluding the favorable impact of exchange.  Net sales in the Canada and Latin America region were $594 million for the first six months of 2004 as compared with $547 million for the first six months of 2003, representing an increase of $47 million, or 9% as reported, or an increase of 6% excluding the favorable impact of exchange.

The Company’s major emerging markets include China, Brazil, India, Mexico, Russia, Korea, Hong Kong and Taiwan.  Net sales in emerging markets were $1,388 million for the six months ended June 30, 2004 as compared with $1,180 million for the six months ended June 30, 2003, representing an increase of $208 million, or 18% as reported, or an increase of 16% excluding the favorable impact of exchange.  The emerging market portfolio accounted for approximately 22% of Kodak’s worldwide sales and 36% of Kodak’s non-U.S. sales for the six months ended June 30, 2004.  The increase in emerging market sales was primarily attributable to sales growth in China, Russia, India, Brazil and Mexico of 45%, 15%, 13%, 13% and 3%, respectively.

Strong sales increases in China were recorded as compared with the first half of 2003, when SARS significantly impacted operations in that country.  The increase in sales in Russia is a result of the Company’s efforts to expand the distribution channels for Kodak products and services.  India experienced strong business performance for most of the Company’s operations in that area.  The increase in sales in Brazil is a result of market share growth in consumer imaging products.

Gross profit was $1,927 million for the six months ended June 30, 2004 as compared with $1,897 million for the six months ended June 30, 2003, representing an increase of $30 million, or 2%.  The gross profit margin was 30.2% in the current year period as compared with 32.2% in the prior year period.  The 2.0 percentage point decrease was primarily attributable to declines due to price/mix, driven primarily by the consumer digital capture SPG, the film capture SPG and health products and services, which reduced gross profit margins by approximately 5.0 percentage points.  These decreases were partially offset by: 1) manufacturing cost, which despite a $34 million net increase in charges for accelerated depreciation and inventory write-offs associated with ongoing cost reduction programs, favorably impacted gross profit margins by approximately 2.2 percentage points; 2) acquisitions, which favorably impacted gross profit margins by approximately 0.4 percentage points; and 3) exchange, which favorably impacted gross profit margins by approximately 0.4 percentage points.  In addition, during the first half of 2004, the Company’s gross profit was favorably impacted by a LIFO liquidation of approximately $32 million versus $12 million for the six months ended June 30, 2003.

Selling, general and administrative expenses (SG&A) were $1,165 million for the six months ended June 30, 2004 as compared with $1,265 million for the six months ended June 30, 2003, representing a decrease of $100 million, or 8%.  SG&A decreased as a percentage of sales from 21.4% for the prior year period to 18.2% for the current year period.  The decrease in SG&A is primarily attributable to cost savings in the current year period realized from position eliminations associated with ongoing cost reduction programs, a decrease in advertising spend of $64 million, and $49 million of one-time charges incurred in the prior year period relating to three legal settlements and an asset impairment.  These decreases were partially offset by unfavorable exchange of $37 million and acquisition related SG&A of $88 million.

Research and development costs (R&D) were $409 million for the six months ended June 30, 2004 as compared with $371 million for the six months ended June 30, 2003, representing an increase of $38 million, or 10%.  R&D as a percentage of sales increased from 6.3% from the prior year period to 6.4% for the current year period.  The increase in R&D is primarily attributable to acquisition related R&D and an increase in investments for digital growth initiatives.  Write-offs for purchased in-process R&D associated with acquisitions made in the six months ended June 30, 2004 were $10 million as compared with $21 million for acquisitions made in the six months ended June 30, 2003.

Earnings from continuing operations before interest, other income (charges), net, and income taxes for the six months ended June 30, 2004 were $168 million as compared with $185 million for the six months ended June 30, 2003, representing a decrease of $17 million, or 9%.  This decrease is primarily attributable to the reasons described above.

Interest expense for the six months ended June 30, 2004 was $87 million as compared with $71 million for the prior year period, representing an increase of $16 million, or 23%.  Higher interest expense is a result of higher year over year interest rates and average debt balances.

The other income (charges) component includes principally investment income, income and losses from equity investments, foreign exchange, and gains and losses on the sales of assets and investments.  Other income for the current year period was $6 million as compared with other charges of $30 million for the prior year period.  The improvement is primarily attributable to increased income from the Company’s equity investment in Kodak Polychrome Graphics (KPG), elimination of losses from the Company’s equity investment in the discontinued Phogenix venture and the movement of the NexPress results from other income (charges) to the Graphic Communications segment as a result of the Company’s purchases of Heidelberg’s 50% interest in the NexPress joint venture, which closed on May 1, 2004.

The Company’s estimated annual effective tax rate from continuing operations decreased from 22.5% for the six months ended June 30, 2003 to 15.5% for the six months ended June 30, 2004.  This decrease is primarily attributable to expected increased earnings from operations in certain lower-taxed jurisdictions outside the U.S. relative to total consolidated earnings and the expected full-year earnings impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which is not taxable.

During the six months ended June 30, 2004, the Company recorded a tax benefit of $72 million on $87 million of pre-tax income.  The tax benefit of $72 million for the current year period differs from the tax provision of $13 million that results from applying the estimated annual effective tax rate from continuing operations due to discrete period tax benefits of $126 million.  These discrete period tax benefits resulted from the following: recording of tax benefits of $80 million associated with the net focused cost reduction charges of $238 million, a tax benefit of $32 million relating to the Internal Revenue Service’s (IRS) concession concerning the taxation of certain intercompany royalties which could not legally be distributed to the parent, a tax benefit of $9 million resulting from an IRS settlement in connection with the Company’s filing position relating to the income tax reporting of a patent infringement litigation settlement, tax benefits of $3 million associated with a $9 million charge for purchased in-process R&D costs, and tax benefits of $2 million associated with inventory write-downs and fixed asset write-offs of $5 million relating to the Company’s historical ownership in the NexPress joint venture in connection with the acquisition of the NexPress-related entities from Heidelberger Druckmaschinen.  The net focused cost reduction charges, NexPress-related charges and the purchased in-process R&D charge were incurred in jurisdictions that have tax rates that are greater than the estimated annual effective tax rate.

The earnings from continuing operations for the six months ended June 30, 2004 were $159 million, or $.56 per basic and diluted share, as compared with earnings from continuing operations for the six months ended June 30, 2003 of $94 million, or $.33 per basic and diluted share, representing an increase of $65 million, or 69%.  This increase in earnings from continuing operations is attributable to the reasons described above.

DIGITAL & FILM IMAGING SYSTEMS

Net worldwide sales for the Digital & Film Imaging Systems (D&FIS) segment were $4,327 million for the six months ended June 30, 2004 as compared with $4,139 million for the six months ended June 30, 2003, representing an increase of $188 million, or 5% as reported, or an increase of 1% excluding the favorable impact of exchange.  The increase in net sales was comprised of increases related to volume driven primarily by the consumer digital capture SPG, the film capture SPG and the Picture Maker kiosks/media portion of the consumer output SPG, which increased sales by approximately 4.9 percentage points, and favorable exchange which increased net sales by approximately 3.8 percentage points.  In addition, the acquisition of Laser-Pacific Media Corporation contributed approximately $17 million, or 0.4 percentage points, to net sales for the six months ended June 30, 2004.  These increases were partially offset by declines related to negative price/mix, driven primarily by the film capture SPG and the consumer digital capture SPG, which reduced net sales by approximately 4.5 percentage points.

D&FIS segment net sales in the U.S. were $1,691 million for the current year period as compared with $1,659 million for the prior year period, representing an increase of $32 million, or 2%.  D&FIS segment net sales outside the U.S. were $2,636 million for the current year period as compared with $2,480 million for the prior year period, representing an increase of $156 million, or 6% as reported, or a decrease of 1% excluding the favorable impact of exchange.

Digital Strategic Product Groups’ Revenues

D&FIS segment digital product sales were $1,072 million for the current year period as compared with $654 million for the prior year period, representing an increase of $418 million, or 64%, primarily driven by the consumer digital capture SPG.  Net worldwide sales of consumer digital capture products, which include consumer digital cameras, accessories, memory products, and royalties, increased 94% in the six months ended June 30, 2004 as compared with the six months ended June 30, 2003, primarily reflecting strong volume increases and favorable exchange, partially offset by negative price/mix.  Sales continue to be driven by strong consumer acceptance of the EasyShare digital camera system and the success of new digital camera product introductions during the current year period.

Year to date through May, the Company gained worldwide digital camera unit market share when compared with the prior year.  While complete data for second quarter market share is not yet available, all indications are that Kodak gained digital camera market share in the U.S. year over year for the six months ended June 30, 2004.  In May, Kodak was ranked in the top 3 unit share position in several countries outside the U.S.  For the full year, the Company expects to be profitable for consumer digital capture products.

Net worldwide sales of Picture Maker kiosks and related media increased 76% in the six months ended June 30, 2004 as compared with the six months ended June 30, 2003, primarily due to strong volume increases and favorable exchange.  Sales continue to be driven by strong market acceptance of Kodak’s new generation of kiosks.

Net worldwide sales from the home printing solutions SPG, which includes inkjet photo paper and printer docks/media, increased 50% in the current year period as compared with the prior year period.  For inkjet paper, the six months ended June 30, 2004 were marked by increased competition from store brands and the mix shift associated with consumer’s preference for smaller format papers.  Kodak’s new Printer Dock product experienced strong sales growth during the six months ended June 30, 2004.

Traditional Strategic Product Groups’ Revenues

D&FIS segment traditional product sales were $3,255 million for the current year period as compared with $3,485 million for the prior year period, representing a decrease of $230 million or 7%, primarily driven by declines in film capture and consumer output.  Net worldwide sales of the film capture SPG, including consumer roll film (35mm and APS film), one-time-use cameras (OTUC), professional films, reloadable traditional film cameras and batteries/videotape, decreased 11% in the six months ended June 30, 2004 as compared with the six months ended June 30, 2003, primarily reflecting volume declines and negative price/mix experienced for all significant film capture product categories.  These declines were partially offset by favorable exchange.

U.S. consumer film industry sell-through volumes decreased approximately 15% in the six months ended June 30, 2004 as compared with the prior year period.  Kodak’s sell-in consumer film volumes declined 16% as compared with the prior year period.

In January 2004, the Company predicted that full year worldwide film industry volumes would decline at a rate of 7% to 9% with U.S. consumer film industry volumes declining 10% to 12%.  The most current market data trends indicate that for full year 2004, worldwide volumes will contract 10% to 12% with the U.S. film industry declining in the 18% to 20% range.

Net worldwide sales for the retail photofinishing SPG, which includes color negative paper, minilab equipment and services, chemistry, and photofinishing services at retail, increased 6% in the six months ended June 30, 2004 as compared with the six months ended June 30, 2003, primarily reflecting higher volumes of retail photofinishing equipment and favorable exchange, partially offset by negative price/mix.

Net worldwide sales for the wholesale photofinishing SPG, which includes color negative paper, equipment, chemistry, and photofinishing services at Qualex in the U.S. and CIS (Consumer Imaging Services) outside the U.S., decreased 28% in the six months ended June 30, 2004 as compared with the six months ended June 30, 2003, primarily reflecting lower volumes, partially offset by favorable exchange.  The lower volumes reflect the effects of a continued weak consumer film industry.

Net worldwide sales for the entertainment films SPG, including origination and print films to the entertainment industry increased 9%, reflecting volume increases and favorable exchange that was partially offset by negative price/mix.

Gross profit for the D&FIS segment was $1,232 million for the six months ended June 30, 2004 as compared with $1,258 million for the prior year period, representing a decrease of $26 million or 2%.  The gross profit margin was 28.5% in the current year period as compared with 30.4% in the prior year period.  The 1.9 percentage point decline was comprised of decreases attributable to price/mix, primarily driven by the film capture SPG and the consumer digital capture SPG, which reduced gross profit margins by approximately 6.1 percentage points.  This decrease was partially offset by the positive results from initiatives to reduce manufacturing costs, which improved gross profit margins by approximately 4.0 percentage points, and foreign exchange, which favorably impacted gross profit margins by approximately 0.2 percentage points.

SG&A expenses for the D&FIS segment decreased $156 million, or 17%, from $945 million in the six months ended June 30, 2003 to $789 million in the current year period, and decreased as a percentage of sales from 22.8% for the six months ended June 30, 2003 to 18.2% for the current year period.  The decrease is primarily attributable to a decline in advertising spend of $70 million and cost savings realized from position eliminations associated with ongoing focused cost reduction programs.  These decreases were partially offset by an unfavorable impact from exchange of $27 million.

R&D costs for the D&FIS segment decreased $44 million, or 18%, from $241 million in the six months ended June 30, 2003 to $197 million in the current year period and decreased as a percentage of sales from 5.8% in the prior year period to 4.6% in the current year period.  The decrease in R&D was partly attributable to a $21 million charge incurred in the six months ended June 30, 2003 for the write-off of purchased in-process R&D, with no such charge incurred in the current year period for D&FIS.  The balance of the decrease was due to a decline in spending related to consumer and professional imaging traditional products and services, which was partially offset by an increase in R&D spending for digital products.

Earnings from continuing operations before interest, other income (charges), net, and income taxes for the D&FIS segment increased $173 million from earnings of $73 million in the six months ended June 30, 2003 to earnings of $246 million in the six months ended June 30, 2004, primarily as a result of the factors described above.

HEALTH IMAGING

On October 7, 2003, the Company announced that it completed the acquisition of all of the outstanding shares of PracticeWorks, Inc., a leading provider of dental practice management software.  As part of this transaction, Kodak also acquired 100% of PracticeWorks’ Paris-based subsidiary, Trophy Radiologie, S.A., a developer and manufacturer of dental digital radiography equipment, which PracticeWorks purchased in December 2002.  The acquisition of PracticeWorks and Trophy is expected to contribute approximately $200 million in sales to the Health Imaging segment during the first full year.  During the six months ended June 30, 2004, PracticeWorks contributed $99 million to net sales of the Health Imaging segment.

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

Net worldwide sales for the Health Imaging segment were $1,303 million for the six months ended June 30, 2004 as compared with $1,156 million for the prior year period, representing an increase of $147 million, or 13% as reported, or an increase of 9% excluding the favorable impact of exchange.  The increase in sales was comprised of: (1) an increase in volume of approximately 3.5 percentage points, driven primarily by volume increases in the digital capture SPG, the digital equipment portion of the digital output SPG and the equipment services SPG and the digital media portion of the digital output SPG, (2) the PracticeWorks acquisition, which contributed $99 million or approximately 8.6 percentage points to the current year period sales, and (3) an increase from favorable exchange of approximately 4.1 percentage points.  These increases were partially offset by decreases attributable to price/mix of approximately 3.4 percentage points, primarily driven by the digital media portion of the digital output SPG, the digital equipment portion of the digital output SPG and the traditional medical film portion of the film capture and output SPG.

Net sales in the U.S. were $535 million for the current year period as compared with $504 million for the prior year period, representing an increase of $31 million, or 6%.  Net sales outside the U.S. were $768 million for the six months ended June 30, 2004 as compared with $652 million for the prior year period, representing an increase of $116 million, or 18% as reported, or 11% excluding the favorable impact of exchange.

Digital Strategic Product Groups’ Revenues

Health Imaging segment digital sales, which include laser printers (DryView imagers and wet laser printers), digital media (DryView and wet laser media), digital capture equipment (computed radiography capture equipment and digital radiography equipment), services, dental practice management software and Picture Archiving and Communications Systems (PACS), were $822 million for the current year period as compared with $669 million for the six months ended June 30, 2003, representing an increase of $153 million, or 23%.  The increase in digital product sales was primarily attributable to the PracticeWorks acquisition and higher volumes of digital capture equipment, digital media and services.

Traditional Strategic Product Groups’ Revenues

Health Imaging segment traditional product sales, including analog film, equipment, chemistry and services, were $481 million for the current year period as compared with $487 million for the six months ended June 30, 2003, representing a decrease of $6 million or 1%, with the decrease mainly attributable to negative price/mix from analog medical film, partially offset by favorable exchange.

Gross profit for the Health Imaging segment was $554 million for the six months ended June 30, 2004 as compared with $492 million in the prior year period, representing an increase of $62 million, or 13%.  The gross profit margin was 42.5% in the current year period as compared with 42.6% in the six months ended June 30, 2003.  The decrease in the gross profit margin of 0.1 percentage points was principally attributable to: (1) price/mix, which negatively impacted gross profit margins by 2.2 percentage points driven by the digital media portion of the digital output SPG and the traditional medical film portion of the film capture and output SPG, and (2) an increase in manufacturing cost, which decreased gross profit margins by approximately 0.4 percentage points due to an increase in silver prices during the first quarter of 2004.  These decreases were partially offset by increases due to the PracticeWorks acquisition, which increased gross profit margins by approximately 1.6 percentage points, and favorable exchange, which contributed approximately 0.9 percentage points to the gross profit margins.

SG&A expenses for the Health Imaging segment increased $62 million, or 35%, from $176 million in the six months ended June 30, 2003 to $238 million for the current year period, and increased as a percentage of sales from 15.2% in the prior year period to 18.3% in the current year period.  The increase in SG&A expenses is primarily attributable to $45 million associated with the PracticeWorks acquisition, increased investment for growth initiatives, and unfavorable effects of foreign exchange of $6 million.

R&D costs increased $18 million in the six months ended June 30, 2004, or 23%, from $77 million to $95 million, and increased as a percentage of sales from 6.7% for the six months ended June 30, 2003 to 7.3% for the current year period.  The increase in R&D expenses is primarily attributable to increased spending to drive growth in selected areas of the product portfolio and $4 million associated with the PracticeWorks acquisition.

Earnings from continuing operations before interest, other income (charges), net, and income taxes for the Health Imaging segment decreased $19 million, or 8%, from $240 million for the prior year period to $221 million for the six months ended June 30, 2004 due primarily to the reasons described above.

COMMERCIAL IMAGING

On February 9, 2004 Kodak announced its intention to sell the Remote Sensing Systems operation to ITT Industries for $725 million in cash.  This transaction is expected to close during the third quarter of 2004.  The Remote Sensing Systems business is part of Kodak’s commercial and government systems operation.  The Commercial Imaging segment results for the six months ended June 30, 2004 and 2003 exclude the financial performance of Kodak’s Remote Sensing Systems business, which is accounted for in discontinued operations as the Company awaits the closing of the sale.  Certain overhead costs that were previously allocated to the RSS business that will not be automatically eliminated as a result of the sale are still being reported within the Commercial Imaging segment, as the Commercial Imaging segment will manage the RSS business until the ultimate completion of the divestiture.  Once the divestiture is completed, these costs will be allocated to all of the existing segments.

Net worldwide sales for the Commercial Imaging segment were $389 million for the six months ended June 30, 2004 as compared with $385 million for the prior year period, representing an increase of $4 million, or 1% as reported, or a decrease of 5% excluding the favorable impact of exchange.  The increase in net sales was primarily comprised of an increase of approximately 6.0 percentage points due to favorable exchange, which was partially offset by declines due to volume of approximately 4.5 percentage points, primarily driven by declines in the micrographics equipment and media SPG, and negative price/mix, which decreased sales by approximately 0.3 percentage points.

Net sales in the U.S. were $158 million for the current year period as compared with $169 million for the prior year period, representing a decrease of $11 million, or 7%.  Net sales outside the U.S. were $231 million in the six months ended June 30, 2004 as compared with $216 million for the prior year period, representing an increase of $15 million, or 7% as reported, or a decrease of 3% excluding the favorable impact of exchange.

Gross profit for the Commercial Imaging segment was $133 million for the six months ended June 30, 2004 as compared with $132 million in the prior year period, representing an increase of $1 million, or 1%.  The gross profit margin was 34.2% in the current year period as compared with 34.3% in the prior year period.  The decrease in the gross profit margin of approximately 0.1 percentage points was attributable to decreases in price/mix, which reduced gross profit margins by approximately 3.3 percentage points primarily driven by declines for the aerial and industrial materials SPG.   Negative price/mix was partially offset by a decrease in manufacturing cost, which improved gross profit margins by approximately 2.3 percentage points, and favorable exchange of approximately 0.9 percentage points.

SG&A expenses for the Commercial Imaging segment decreased $2 million, or 3%, from $66 million in the six months ended June 30, 2003 to $64 million for the current year period, and decreased as a percentage of sales from 17.1% in the prior year period to 16.5% in the current year period.

R&D costs for the Commercial Imaging segment decreased $9 million in the six months ended June 30, 2004, or 60%, from $15 million for the six months ended June 30, 2003 to $6 million for the current year period, and decreased as a percentage of sales from 3.9% in the prior year period to 1.5% in the current year period, primarily due to a decrease in investments in film development.

Earnings from continuing operations before interest, other income (charges), net, and income taxes for the Commercial Imaging segment increased $12 million, or 24%, from $51 million in the six months ended June 30, 2003 to $63 million in the six months ended June 30, 2004.  This increase is primarily attributable to the reasons described above.

GRAPHIC COMMUNICATIONS

On May 1, 2004, Kodak completed the acquisition of the NexPress-related entities, which included the following:

-	Heidelberg’s 50% interest in NexPress Solutions LLC (Kodak and Heidelberg formed the NexPress 50/50 JV in 1997 to develop high quality, on-demand, digital color printing systems)

-	100% of the stock of Heidelberg Digital LLC (Hdi), a manufacturer of digital black & white printing systems

-	100% of the stock of NexPress GMBH – a R&D center located in Kiel, Germany

-	Certain sales and service employees, inventory and related assets and liabilities of Heidelberg’s sales and service units located throughout the world

Kodak paid $1 cash at closing.    Under the terms of the acquisition, Kodak and Heidelberg agreed to use a performance-based earn-out formula whereby Kodak will make periodic payments to Heidelberg over a two-year period, if certain sales goals are met.  If all sales goals are met during the next two calendar years ending December 31, 2005, the Company will pay a maximum of $150 million in cash.  Additional payments may also be made if certain sales goals are met during a five-year period following the closing of the transaction.  Total operational dilution of $.30 to $.35 per share is expected for full year 2004, with the acquisition becoming accretive by 2007.  During the two months of the second quarter since closing, the NexPress-related entities contributed $41 million in sales to the Graphic Communications segment.

On January 5, 2004, Kodak announced the completion of its acquisition of Scitex Digital Printing, the world leader in high-speed, variable data inkjet printing systems.  Kodak acquired the business for $239 million in net cash.  This acquisition is expected to contribute approximately $200 million to Graphic Communications segment sales in 2004, and will be slightly dilutive through the end of the year.  Scitex Digital Printing now operates under the name Kodak Versamark, Inc.  During the six months ended June 30, 2004, Kodak Versamark contributed $92 million in sales to the Graphic Communications segment.

Net worldwide sales for the Graphic Communications segment were $310 million for the six months ended June 30, 2004 as compared with $177 million for the prior year period, representing an increase of $133 million, or 75% as reported, or an increase of 72% excluding the favorable impact of exchange.  The increase in net sales was primarily due to the acquisition of Kodak Versamark and the NexPress-related entities, which contributed approximately $133 million to net sales for the six months ended June 30, 2004.

Net sales in the U.S. were $138 million for the current year period as compared with $74 million for the prior year period, representing an increase of $64 million, or 86%.  Net sales outside the U.S. were $172 million in the six months ended June 30, 2004 as compared with $103 million for the prior year period, representing an increase of $69 million, or 67% as reported, or an increase of 63% excluding the favorable impact of exchange.

Graphic Communications segment digital product sales are comprised of Kodak Versamark, the NexPress-related entities, and Encad, Inc. products and services.  Segment traditional product sales are limited to the sales of traditional graphics products to the KPG joint venture.

Net worldwide sales of graphics arts products to Kodak Polychrome Graphics (KPG), an unconsolidated joint venture affiliate in which the Company has a 50% ownership interest, decreased 2% in the current year period as compared with the six months ended June 30, 2003, primarily reflecting stable volumes offset by negative price/mix for graphic arts products.  Digital technology substitution continues to negatively affect the traditional product portfolio that is sold to KPG.

The NexPress-related entities accepted orders for more than 100 digital color and monochrome printing systems at the recent Drupa 2004 trade exhibition in Germany.  The NexPress installed base of digital production color presses continues to experience good customer acceptance.  Activity levels for production volumes and product related sales and service are steadily increasing and acquisition integration plans remain on target.

Kodak Versamark experienced strong sales performance during the second quarter driven by their success in increasing equipment penetration of the transactional printing business in conjunction with a growing annuities business.

Gross profit for the Graphic Communications segment was $47 million for the six months ended June 30, 2004 as compared with $35 million in the prior year period, representing an increase of $12 million, or 34%.  The gross profit margin was 15.2% in the current year period as compared with 19.8% in the prior year period.  The decrease in the gross profit margin of 4.6 percentage points was primarily attributable to: (1) an increase in manufacturing cost, which negatively impacted gross profit margins by approximately 12.5 percentage points, primarily due to an increase in silver prices and additional costs incurred in relation to the relocation of manufacturing facilities for graphics products from Mexico to Great Britain and the U.S., (2) negative exchange, which reduced gross profit margins by approximately 1.1 percentage points, and (3) negative price/mix of 0.4 percentage points.  These declines were partially offset by the acquisitions of Kodak Versamark and the NexPress-related entities, which contributed 9.4 percentage points to gross profit margins for the current year period.  This is despite the fact that Kodak Versamark’s margins were negatively affected by the impact of the purchase accounting for the inventory that was acquired with Kodak Versamark at its fair value, which was sold in the first half of 2004.  This negative impact was partially offset by a positive impact of purchase accounting for the inventory that was acquired with the NexPress-related entities at its fair value.  Excluding the impact of purchase accounting, Kodak Versamark and the NexPress-related entities would have favorably impacted gross profit margins by approximately 11.6 percentage points during the current year period.

SG&A expenses for the Graphic Communications segment were $59 million for the six months ended June 30, 2004 as compared with $15 million in the prior year period, representing an increase of $44 million, or 293%, and increased as a percentage of sales from 8.5% in the prior year period to 19.0% in the current year period.  The increase in SG&A expenses is primarily attributable to the acquisitions of Kodak Versamark and the NexPress-related entities, which together accounted for $40 million of SG&A expenses in the current year period.

R&D costs for the Graphic Communications segment increased $34 million in the six months ended June 30, 2004, or 283%, from $12 million for the six months ended June 30, 2003 to $46 million for the current quarter, and increased as a percentage of sales from 6.8% in the prior year period to 14.8% in the current year period.  The increase was primarily attributable to the acquisitions of Kodak Versamark and the NexPress-related entities, which together accounted for $35 million of R&D in the current period, which includes a $10 million charge for purchased in-process R&D associated with the Kodak Versamark and NexPress-related entities acquisition.

Earnings (loss) from continuing operations before interest, other income (charges), net, and income taxes for the Graphic Communications segment decreased $66 million from earnings of $8 million in the six months ended June 30, 2003 to a loss of $58 million in the six months ended June 30, 2004.  This decrease is primarily attributable to the acquisition of the NexPress-related entities on May 1, 2004, the purchase of Scitex Digital Printing (now Kodak Versamark) on January 5, 2004, and the other factors described above.  As noted above, total operational dilution of $.30 to $.35 per share is expected from the NexPress-related entities for full year 2004, with the acquisition becoming accretive by 2007, and Kodak Versamark is expected to be slightly dilutive through the end of the year and accretive thereafter.

KPG’s earnings performance continued to improve on the strength of its leading position in digital proofing and digital printing plates, coupled with favorable operating expense management and foreign exchange. The Company’s equity in the earnings of KPG contributed positive results to other income (charges), net during the six months ended June 30, 2004.

ALL OTHER

Net worldwide sales for All Other were $59 million for the six months ended June 30, 2004 as compared with $42 million for the six months ended June 30, 2003, representing an increase of $17 million, or 40%.  Net sales in the U.S. were $32 million for the six months ended June 30, 2004 as compared with $21 million for the prior year period, representing an increase of $11 million, or 52%.  Net sales outside the U.S. were $27 million in the six months ended June 30, 2004 as compared with $21 million in the prior year period, representing an increase of $6 million, or 29%.

SK Display Corporation, the OLED manufacturing joint venture between Kodak and Sanyo, continues to focus on improving manufacturing yields and process engineering.  During the second quarter, Kodak announced the introduction of new high-performance materials for the manufacture of both passive and active matrix OLED displays.  In addition, the Company is introducing reflective flexible display technology that has the potential for use in a number of retail and consumer applications.

The loss from continuing operations before interest, other income (charges), net, and income taxes for All Other was $61 million in the current year period as compared with a loss of $38 million in the six months ended June 30, 2003, primarily driven by increased levels of investment for the Company’s display business.

RESULTS OF OPERATIONS - DISCONTINUED OPERATIONS

Earnings from discontinued operations for the six months ended June 30, 2004 were $.08 per basic and diluted share primarily relating to the pending sale of Kodak’s Remote Sensing Systems business, which contributed $23 million to earnings from discontinued operations.  Earnings from discontinued operations for the six months ended June 30, 2003 were $.10 per basic and diluted share and were primarily related to the reversal of a $15 million tax reserve resulting from the elimination of the uncertainty surrounding the realizability of certain tax benefits and $15 million of post-tax earnings from Kodak’s Remote Sensing Systems business.

NET EARNINGS

Net earnings for the six months ended June 30, 2004 were $182 million, or $.64 per basic and diluted share, as compared with net earnings for the six months ended June 30, 2003 of $124 million, or $.43 per basic and diluted share, representing an increase of $58 million, or 47%.  This increase is primarily attributable to the reasons outlined above.

RESTRUCTURING COSTS AND OTHER

The Company periodically announces planned restructuring programs (Programs), which often consist of a number of restructuring initiatives.  These Program announcements provide estimated ranges relating to the number of positions to be eliminated and the total restructuring charges to be incurred.  The actual charges for initiatives under a Program are recorded in the period in which the Company commits to formalized restructuring plans or executes the specific actions contemplated by the Program and when all criteria for restructuring charge recognition under the applicable accounting guidance have been met.

Restructuring Programs Summary

The activity in the accrued restructuring balances and the non-cash charges incurred in relation to all of the restructuring programs described below was as follows for the second quarter of 2004:

(in millions)	Balance March 31, 2004	Costs Incurred	Reversals	Cash Payments	Non- cash Settlements	Balance June 30, 2004

2004-2006 Program:
Severance reserve	$—	$98	$—	$(12)	$—	$86
Exit costs reserve	—	17	—	(11)	—	6

Total reserve	$—	$115	$—	$(23)	$—	$92

Long-lived asset impairments and inventory write-downs	$—	$29	$—	$—	$(29)	$—
Accelerated depreciation	—	23	—	—	(23)	—
Q3 2003 Program:
Severance reserve	$149	$—	$(2)	$(62)	$—	$85
Exit costs reserve	14	—	(2)	(2)	—	10

Total reserve	$163	$—	$(4)	$(64)	$—	$95

Accelerated depreciation	$—	$6	$—	$—	$(6)	$—
Q1 2003 Program:
Severance reserve	$11	$—	$—	$(2)	$—	$9
Exit costs reserve	1	—	—	—	—	1

Total reserve	$12	$—	$—	$(2)	$—	$10

Accelerated depreciation	$—	$1	$—	$—	$(1)	$—
Phogenix Program:
Exit costs reserve	$6	$—	$(3)	$—	$—	$3
Q4 2002 Program:
Severance reserve	$7	$—	$—	$(3)	$—	$4
Exit costs reserve	6	—	(3)	—	—	3

Total reserve	$13	$—	$(3)	$(3)	$—	$7

2001 Programs:
Severance reserve	$3	$—	$—	$—	$—	$3
Exit costs reserve	12	—	—	—	—	12

Total reserve	$15	$—	$—	$—	$—	$15

Total of all restructuring programs	$209	$174	$(10)	$(92)	$(59)	$222

The costs incurred, net of reversals, which total $164 million for the quarter ended June 30, 2004, include $32 million of charges related to accelerated depreciation and inventory write-downs, which were reported in cost of goods sold in the accompanying Consolidated Statement of Earnings for the quarter ended June 30, 2004.  The remaining costs incurred, net of reversals, of $132 million were reported as restructuring costs and other in the accompanying Consolidated Statement of Earnings for the quarter ended June 30, 2004.

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

The Program is expected to result in total charges of $1.3 billion to $1.7 billion over the three-year period, of which $700 million to $900 million are related to severance, with the remainder relating to the disposal of buildings and equipment.  Overall, Kodak’s worldwide facility square footage is expected to be reduced by approximately one-third.  Approximately 12,000 to 15,000 positions worldwide are expected to be eliminated through these actions primarily in global manufacturing, selected traditional businesses and corporate administration.  Maximum single year cash usage under the new program is expected to be approximately $250 million.

The Company implemented certain actions under this program during the second quarter of 2004.  As a result of these actions, the Company recorded charges of $144 million in the second quarter, which was composed of severance, long-lived asset impairments, exit costs and inventory write-downs of $98 million, $27 million, $17 million and $2 million, respectively.  The severance costs related to the elimination of approximately 2,700 positions, including approximately 1,350 photofinishing, 925 manufacturing, 275 research and development and 150 administrative positions.  The geographic composition of the positions to be eliminated includes approximately 2,250 in the United States and Canada and 450 throughout the rest of the world.  The reduction of the 2,700 positions and the $115 million charges for severance and exit costs are reflected in the 2004 to 2006 Restructuring Program table below.  The $27 million charge for long-lived asset impairments was included in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the three and six months ended June 30, 2004.  The charges taken for inventory write-downs of $2 million were reported in cost of goods sold in the accompanying Consolidated Statement of Earnings for the three and six months ended June 30, 2004.

The following table summarizes the activity with respect to the severance charges and exit costs recorded in connection with the focused cost reductions that were announced in the second quarter of 2004 and the remaining balances in the related reserves at June 30, 2004:

(dollars in millions)

	Number of Employees	Severance Reserve	Exit Costs Reserve	Total

Q2, 2004 charges	2,700	$98	$17	$115
Q2, 2004 utilization	(800)	(12)	(11)	(23)

Balance at 6/30/04	1,900	$86	$6	$92

The severance charges of $98 million and the exit costs of $17 million recorded in the second quarter were reported in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the three and six months ended June 30, 2004.  The severance costs and exit costs require the outlay of cash, while the long-lived asset impairments and inventory write-downs represent non-cash items.  During the second quarter of 2004, the Company made $12 million of severance payments and $11 million of exit costs payments related to the 2004-2006 Restructuring Program.  Severance payments relating to the second quarter restructuring actions will be paid during the period through 2006, since, in many instances the employees, whose positions were eliminated can elect or are required to receive their payments over an extended period of time.  Most exit costs are expected to be paid during 2004.  However, certain costs, such as long-term lease payments, will be paid over periods after 2004.

As a result of initiatives implemented under the 2004 to 2006 Restructuring Program, the Company recorded $23 million and $25 million of accelerated depreciation on long-lived assets in cost of goods sold in the accompanying Consolidated Statement of Earnings for the three and six months ended June 30, 2004, respectively.  The accelerated depreciation relates to long-lived assets accounted for under the held and used model of SFAS No. 144.  The second quarter amount of $23 million relates to $14 million of photofinishing facilities and equipment and $9 million of manufacturing facilities and equipment that will be used until their abandonment.  The additional $2 million year-to-date amount relates to manufacturing facilities and equipment that will be used until their abandonment.  The Company will incur accelerated depreciation charges of $19 million and $9 million in the third and fourth quarters of 2004, respectively, as a result of the initiatives already implemented under the 2004 to 2006 Restructuring Program.

The charges of $167 million recorded in the second quarter included $98 million applicable to the D&FIS segment and $2 million applicable to the Health Imaging segment.  The balance of $67 million was applicable to manufacturing, R&D, and administrative functions, which are shared across all segments.

On July 21, 2004, the Company announced that it is accelerating the cost reduction program announced in January.  At that time, the Company said it would reduce employment by a range of 12,000 to 15,000 worldwide through 2006, with reductions of 2,500 to 3,500 occurring in 2004.  Under the January program, the Company has already reduced employment by 2,700 positions through the second quarter, and plans an additional reduction of 800 to 1,300 positions for the balance of the year.  These actions will result in charges this year of $315 million to $375 million.

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

The Company implemented certain actions under this Program during the first quarter of 2004.  As a result of these actions, the Company recorded charges of $56 million in continuing operations in the first quarter of 2004, which was composed of severance, exit costs, long-lived asset impairments and inventory write-downs of $43 million, $7 million, $4 million and $2 million, respectively.  The severance costs related to the elimination of approximately 2,000 positions, including approximately 850 photofinishing positions, 775 manufacturing positions and 375 administrative positions.  The geographic composition of the positions to be eliminated includes approximately 1,100 in the United States and Canada and 900 throughout the rest of the world.  The reduction of the 2,000 positions and the $50 million charges for severance and exit costs are reflected in the Third Quarter, 2003 Restructuring Program table below.  The $4 million charge for long-lived asset impairments was included in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the six months ended June 30, 2004.  The charges taken for inventory write-downs of $2 million were reported in cost of goods sold in the accompanying Consolidated Statement of Earnings for the six months ended June 30, 2004.

The following table summarizes the activity with respect to the severance charges and exit costs recorded in connection with the focused cost reductions that were announced in the third quarter of 2003 and the remaining balances in the related reserves at June 30, 2004:

(dollars in millions)

	Number of Employees	Severance Reserve	Exit Costs Reserve	Total

Q3, 2003 charges	1,700	$123	$—	$123
Q3, 2003 utilization	(100)	(3)	—	(3)

Balance at 9/30/03	1,600	120	—	120
Q4, 2003 charges	2,150	108	40	148
Q4, 2003 utilization	(2,025)	(48)	(28)	(76)

Balance at 12/31/03	1,725	180	12	192
Q1, 2004 charges	2,000	43	7	50
Q1, 2004 reversal	—	(2)	—	(2)
Q1, 2004 utilization	(2,075)	(72)	(5)	(77)

Balance at 3/31/04	1,650	149	14	163
Q2, 2004 reversal	—	(2)	(2)	(4)
Q2, 2004 utilization	(1,375)	(62)	(2)	(64)

Balance at 6/30/04	275	$85	$10	$95

The severance charges of $43 million, severance reserve reversal of $2 million and the exit costs of $7 million taken in the first quarter of 2004 were reported in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the six months ended June 30, 2004.  The severance costs and exit costs require the outlay of cash, while the long-lived asset impairments and inventory write-downs represent non-cash items.  The Company made $134 million of severance payments and $7 million of exit cost payments related to the Third Quarter, 2003 Restructuring Program during the first two quarters of 2004.  In addition, the Company reversed $2 million of severance reserves and $2 million of exit costs reserves during the second quarter of 2004 as severance payments to terminated employees were less than originally estimated and the Company was able to settle a lease obligation for an amount that was less than originally estimated.  These reversals were included in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the three and six months ended June 30, 2004.  The remaining severance payments relating to the third quarter restructuring actions will be paid during the period through 2005, since, in many instances, the employees whose positions were eliminated can elect or are required to receive their severance payments over an extended period of time.  Most exit costs are expected to be paid during 2004.  However, certain costs, such as long-term lease payments, will be paid over periods after 2004.

As a result of initiatives implemented under the Third Quarter, 2003 Restructuring Program, the Company recorded $6 million and $20 million of accelerated depreciation on long-lived assets in cost of goods sold in the accompanying Consolidated Statement of Earnings for the three and six months ended June 30, 2004, respectively.  The accelerated depreciation relates to long-lived assets accounted for under the held and used model of SFAS No. 144.  The second quarter amount of $6 million relates to $4 million of manufacturing facilities and equipment and $2 million of photofinishing facilities and equipment that will be used until their abandonment.  The year-to-date amount of $20 million relates to $13 million of manufacturing facilities and equipment and $7 million of photofinishing facilities and equipment that will be used until their abandonment.  The Company will incur accelerated depreciation charges of $3 million in the third quarter of 2004, as a result of the initiatives implemented under the Third Quarter, 2003 Restructuring Program.

The charges of $6 million recorded in the second quarter included $2 million applicable to the D&FIS segment and $4 million applicable to manufacturing functions, which are shared across all segments.  The year-to-date charges of $76 million included $45 million applicable to the D&FIS segment, $6 million to the Health Imaging segment and $1 million to the Commercial Imaging segment.  The remaining $24 million included charges applicable to manufacturing, research and development, and administrative functions, as well as curtailment gains and losses, which are shared across segments.

As a result of implementing the initiatives in the first quarter of 2004, the Company has completed all the initiatives originally contemplated under the Third Quarter, 2003 Restructuring Program.  A total of 5,850 positions were eliminated as a result of the initiatives implemented under the Third Quarter, 2003 Restructuring Program.  The remaining 275 positions to be eliminated under the Third Quarter, 2003 Restructuring Program are expected to be completed during 2004.  The Company expects the cost savings as a result of all actions contemplated under the Third Quarter, 2003 Restructuring Program to be $275 million to $300 million in 2004, with annual savings of $325 million to $350 million thereafter.

First Quarter, 2003 Restructuring Program

In the early part of the first quarter of 2003, as part of its continuing focused cost reduction efforts and in addition to the remaining initiatives under the Fourth Quarter, 2002 Restructuring Program, the Company announced its First Quarter, 2003 Restructuring Program that included new initiatives to further reduce employment within a range of 1,800 to 2,200 employees.  A significant portion of these new initiatives related to the rationalization of the Company’s photofinishing operations in the U.S. and Europe.  Specifically, as a result of declining film and photofinishing volumes and in response to global economic and political conditions, the Company began to implement initiatives to: (1) close certain photofinishing operations in the U.S. and EAMER, (2) rationalize manufacturing capacity by eliminating manufacturing positions on a worldwide basis, and (3) eliminate selling, general and administrative positions, particularly in the D&FIS segment.

The following table summarizes the activity with respect to the severance and exit costs charges recorded in connection with the focused cost reductions that were announced in the first quarter of 2003 and the remaining balances in the related reserves at June 30, 2004:

(dollars in millions)

	Number of Employees	Severance Reserve	Exit Costs Reserve	Total

Q1, 2003 charges	425	$28	$—	$28
Q1, 2003 utilization	(150)	(2)	—	(2)

Balance at 3/31/03	275	26	—	26
Q2, 2003 charges	500	20	4	24
Q2, 2003 utilization	(500)	(13)	—	(13)

Balance at 6/30/03	275	33	4	37
Q3, 2003 charges	925	19	4	23
Q3, 2003 utilization	(400)	(12)	(1)	(13)

Balance at 9/30/03	800	40	7	47
Q4, 2003 utilization	(625)	(17)	(3)	(20)

Balance at 12/31/03	175	23	4	27
Q1, 2004 reversal	—	(1)	—	(1)
Q1, 2004 utilization	(150)	(11)	(3)	(14)

Balance at 3/31/04	25	11	1	12
Q2, 2004 utilization	—	(2)	—	(2)

Balance at 6/30/04	25	$9	$1	$10

The severance and exit costs require the outlay of cash.  During the first two quarters of 2004, the Company made severance payments of $13 million, and exit cost payments of $3 million related to the First Quarter, 2003 Restructuring Program.  In addition, the Company reversed $1 million of excess severance reserves.  This reversal was included in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the six months ended June 30, 2004.  The remaining severance payments will be paid during the period through 2005 since, in many instances, the employees whose positions were eliminated can elect or are required to receive their severance payments over an extended period of time.  The remaining exit costs will be paid during 2004.

As a result of initiatives implemented under the First Quarter, 2003 Restructuring Program, the Company recorded $1 million and $7 million of accelerated depreciation on long-lived assets in cost of goods sold in the accompanying Consolidated Statement of Earnings for the three and six months ended June 30, 2004, respectively.  The accelerated depreciation relates to long-lived assets accounted for under the held and used model of SFAS No. 144.  The year-to-date amount of $7 million relates to lab equipment used in photofinishing that will be used until their abandonment.  The remaining actions anticipated under the First Quarter, 2003 Restructuring Program are expected to be completed during the third quarter of 2004.

Cost savings resulting from the implementation of all First Quarter, 2003 Restructuring Program actions are expected to be $65 million to $85 million on an annual basis, beginning in 2004.

The total restructuring charges of $1 million and $7 million recorded in the three and six months ended June 30, 2004, respectively, under the First Quarter, 2003 Restructuring Program were applicable to the D&FIS segment.

Phogenix Restructuring Program

The Company recorded $17 million of charges in the second quarter of 2003 associated with the Company’s exit from the D&FIS segment’s Phogenix joint venture with Hewlett Packard.  At June 30, 2004 and December 31, 2003, the exit costs reserve, which represented the only cash portion of the charge, amounted to $3 million and $9 million, respectively.  During the second quarter of 2004, the Company reversed $3 million of exit costs reserves as a result of actual shutdown costs being lower than estimated.  This reversal was included in the restructuring costs and other in the accompanying Consolidated Statement of Earnings for the three and six months ended June 30, 2004.  The remaining exit costs reserve at June 30, 2004 represents long-term lease payments to be paid during 2004 and beyond.

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

During the first two quarters of 2004, approximately $8 million of severance payments were made under the Fourth Quarter, 2002 Restructuring Program.  The remaining severance reserve of $4 million as of June 30, 2004 has not been paid since, in many instances, the employees whose positions were eliminated could elect or were required to receive their severance payments over an extended period of time.  During the first two quarters of 2004, approximately $1 million of exit cost payments were made.  In addition, approximately $1 million and $4 million of excess exit costs reserves were reversed and included in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the three and six months ended June 30, 2004, respectively, as the cost to shut down facilities was less than originally estimated.  Most of the remaining exit costs reserves of $3 million as of June 30, 2004 represent long-term lease payments, which will be paid during 2004 and beyond.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash and cash equivalents decreased $731 million, from $1,250 million at December 31, 2003 to $519 million at June 30, 2004.  The decrease resulted primarily from $555 million of net cash used in investing activities and $208 million of net cash used in financing activities.  These uses were slightly offset by net cash provided by operating activities of $37 million.

The net cash provided by operating activities of $37 million was mainly attributable to net earnings of $182 million which, when adjusted for the earnings from discontinued operations, equity in losses from unconsolidated affiliates, depreciation, purchased research and development, restructuring costs, asset impairments and other non-cash charges, a benefit from deferred taxes, and a gain on sales of assets, provided $553 million of operating cash.  This source of cash was partially offset by an increase in receivables of $197 million due to strong sales in June 2004, and a decrease in liabilities excluding borrowings of $337 million due to a decrease in accounts payable and other current liabilities, excluding those liabilities assumed from the 2004 acquisitions of NexPress, Lucky Film and Versamark.  This decrease is consistent with the fact that there was a decrease in liabilities excluding borrowings of $235 million for the six months ended June 30, 2003, as the Company’s accounts payable and other current liabilities balance is historically the highest at year end.  The net cash used in investing activities of $555 million was utilized primarily for capital expenditures of $182 million, business acquisitions of $335 million and investments in unconsolidated affiliates of $31 million.  The net cash used in financing activities of $208 million was the result of debt repayments exceeding new borrowings for the six months ended June 30, 2004.

Net working capital, excluding short-term borrowings, decreased to $955 million from $1,151 million at year-end 2003.  Including short-term borrowings, net working capital decreased to negative $88 million from positive $205 million at year-end 2003.  This decrease is mainly attributable to lower cash balances, which declined due to a paydown of short-term debt, business acquisitions, and other reasons as outlined above.  In addition to the paydown of short-term debt, the Company has significantly reduced its use of the commercial paper (short-term debt) market in managing its working capital to fund its operating and investing activities.

The Company maintains $2,457 million in committed bank lines of credit and $1,574 million in uncommitted bank lines of credit to ensure continued access to short-term borrowing capacity.  On September 5, 2003, the Company filed a shelf registration statement on Form S-3 (the new debt shelf registration) for the issuance of up to $2,000 million of new debt securities.  Pursuant to Rule 429 under the Securities Act of 1933, $650 million of remaining unsold debt securities under a prior shelf registration statement were included in the new debt shelf registration, thus giving the Company the ability to issue up to $2,650 million in public debt.  After issuance of $500 million in notes (referred to below), the remaining availability under the new debt shelf registration is currently at $2,150 million.  These funding alternatives provide the Company with sufficient flexibility and liquidity to meet its working capital and investing needs.  However, the success of future public debt issuances will be dependent on market conditions at the time of such an offering.

The Company’s primary estimated future uses of cash for 2004 include the following: debt reductions, dividend payments if declared, and previously announced acquisitions.  The Company has a dividend policy whereby it makes semi-annual payments which, when declared, will be paid on the Company’s 10th business day each July and December to shareholders of record on the first business day of the preceding month.  On May 12, 2004, the Board of Directors declared a dividend of $.25 per share payable to shareowners of record as of June 1, 2004.  This dividend was paid on July 15, 2004.

Capital additions were $182 million in the six months ended June 30, 2004, with the majority of the spending supporting new products, manufacturing productivity and quality improvements, infrastructure improvements, and ongoing environmental and safety initiatives.  For the full year 2004, the Company expects its capital spending, excluding acquisitions, to be in the range of $450 million to $500 million.

During the six months ended June 30, 2004, the Company expended $196 million against the related restructuring reserves, primarily for the payment of severance benefits.  Employees whose positions were eliminated could elect to have their severance benefits paid over a period of up to two years following their date of termination.

For 2004, the Company expects to generate $585 million to $715 million in investable cash flow, which represents net cash (used in) provided by continuing operations, as determined in accordance with accounting principles generally accepted in the United States plus proceeds from the sale of assets minus capital expenditures and investments in unconsolidated affiliates.  The investable cash flow range of $585 million to $715 million does not include $725 million of expected pre-tax cash proceeds from the February 2004 announced sale of the Remote Sensing Systems operation, including Research Systems, Inc., to ITT Industries, Inc.  The Company believes that its cash flow from operations will be sufficient to cover its working capital and capital investment needs and the funds required for future debt reduction, dividend payments if declared, and previously announced acquisitions.  The Company’s cash balances and financing arrangements will be used to bridge timing differences between expenditures and cash generated from operations.

The Company has $2,225 million in committed revolving credit facilities, which are available for general corporate purposes including the support of the Company’s commercial paper program.  The credit facilities are comprised of the $1,000 million 364-day committed revolving credit facility (364-Day Facility) expiring in July 2005 and a 5-year committed facility at $1,225 million expiring in July 2006 (5-Year Facility).  If unused, they have a commitment fee of $4.5 million per year at the Company’s current credit rating of Baa3 and BBB- from Moody’s and Standard & Poors (S&P), respectively.  Interest on amounts borrowed under these facilities is calculated at rates based on spreads above certain reference rates and the Company’s credit rating.  Under the 364-Day Facility and 5-Year Facility, there is a financial covenant that requires the Company to maintain a debt to EBITDA (earnings before interest, income taxes, depreciation and amortization) ratio of not greater than 3 to 1.  In the event of violation of the covenant, the facility would not be available for borrowing until the covenant provisions were waived, amended or satisfied.  The Company was in compliance with this covenant at June 30, 2004.  The Company does not anticipate that a violation is likely to occur.

The Company has other committed and uncommitted lines of credit at June 30, 2004 totaling $232 million and $1,574 million, respectively.  These lines primarily support borrowing needs of the Company’s subsidiaries, which include term loans, overdraft coverage, letters of credit and revolving credit lines.  Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market conditions.  Total outstanding borrowings against these other committed and uncommitted lines of credit at June 30, 2004 were $100 million and $225 million, respectively.  These outstanding borrowings are reflected in the short-term borrowings and long-term debt, net of current portion balances in the accompanying Consolidated Statement of Financial Position at June 30, 2004.

At June 30, 2004, the Company had $125 million in commercial paper outstanding, with a weighted-average interest rate of 3.81%.  To provide additional financing flexibility, the Company has an accounts receivable securitization program, which was renewed in March 2004 at a maximum borrowing level of $200 million.  At June 30, 2004, the Company had $120 million outstanding under this program, with a weighted-average interest rate of 1.14%.

As part of the Company’s plan to reduce debt, on July 27, 2004, the Company elected to redeem on September 1, 2004, all of its outstanding 9.5% term notes due June 15, 2008, at a redemption price of 112.9375% of the principal amount of $34 million.

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

The holders have the right to require the Company to purchase their Convertible Securities for cash at a purchase price equal to 100% of the principal amount of the Convertible Securities plus any accrued and unpaid interest on October 15, 2010, October 15, 2013, October 15, 2018, October 15, 2023 and October 15, 2028, or upon a fundamental change as described in the offering memorandum filed under Rule 144A in conjunction with the private placement of the Convertible Securities.  As of June 30, 2004, the Company reserved 18,536,447 shares in treasury stock to cover potential future conversions of these Convertible Securities into common stock.

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

The Company’s debt ratings from each of the three major rating agencies did not change during the six months ended June 30, 2004.  Moody’s, Standard & Poors (S&P) and Fitch ratings for the Company’s long-term debt (L/T) and short-term debt (S/T), including their outlooks, as of June 30, 2004 were as follows:

	L/T	S/T	Outlook

Moody’s	Baa3	P-3	Negative
S&P	BBB-	A-3	Negative
Fitch	BBB-	F3	Negative

The Company is in compliance with all covenants or other requirements set forth in its credit agreements and indentures.  Further, the Company does not have any rating downgrade triggers that would accelerate the maturity dates of its debt, with the exception of the following: the outstanding borrowings, if any, under the accounts receivable securitization program if the Company’s credit ratings from S&P or Moody’s were to fall below BB and Ba2, respectively, and such condition continued for a period of 30 days.  Additionally, the Company could be required to increase the dollar amount of its letters of credit or other financial support up to an additional $155 million in relation to these matters if its Moody’s or S&P long-term debt credit ratings are reduced below the current ratings of Baa3 and BBB-, respectively.  Further downgrades in the Company’s credit rating or disruptions in the capital markets could impact borrowing costs and the nature of its funding alternatives.  However, the Company has access to $2,225 million in committed revolving credit facilities to meet unanticipated funding needs should it be necessary.

The Company guarantees debt and other obligations under agreements with certain affiliated companies and customers.  At June 30, 2004, these guarantees totaled a maximum of $354 million, with outstanding guaranteed amounts of $141 million.  The maximum guarantee amount includes guarantees of up to: $160 million of debt for KPG ($31 million outstanding); $141 million of customer amounts due to banks in connection with various banks’ financing of customers’ purchase of products and equipment from Kodak ($77 million outstanding); and $53 million for other unconsolidated affiliates and third parties ($33 million outstanding).  The KPG debt facility and the related guarantee mature on December 31, 2005.  The guarantees for the other unconsolidated affiliates and third party debt mature between July 2004 and May 2006.  The customer financing agreements and related guarantees typically have a term of 90 days for product and short-term equipment financing arrangements, and up to five years for long-term equipment financing arrangements.  These guarantees would require payment from Kodak only in the event of default on payment by the respective debtor.  In some cases, particularly for guarantees related to equipment financing, the Company has collateral or recourse provisions to recover and sell the equipment to reduce any losses that might be incurred in connection with the guarantee.  Management believes the likelihood is remote that material payments will be required under any of the guarantees disclosed above.  With respect to the guarantees that the Company issued in the three and six months ended June 30, 2004, the Company assessed the fair value of its obligation to stand ready to perform under these guarantees by considering the likelihood of occurrence of the specified triggering events or conditions requiring performance as well as other assumptions and factors.  The Company has determined that the fair value of the guarantees was not material to the Company’s financial position, results of operations or cash flows.

The Company also guarantees debt owed to banks for some of its consolidated subsidiaries.  The maximum amount guaranteed is $412 million, and the outstanding debt under those guarantees, which is recorded within the short-term borrowings and long-term debt, net of current portion components in the accompanying Consolidated Statement of Financial Position, is $230 million.  These guarantees expire in 2004 through 2005, with the majority expiring in 2004.

The Company may provide up to $100 million in loan guarantees to support funding needs for SK Display Corporation, an unconsolidated affiliate in which the Company has a 34% ownership interest.  As of June 30, 2004, the Company has not been required to guarantee any of the SK Display Corporation’s outstanding debt.

The Company issues indemnifications in certain instances when it sells businesses and real estate, and in the ordinary course of business with its customers, suppliers, service providers and business partners.  Further, the Company indemnifies its directors and officers who are, or were, serving at Kodak’s request in such capacities.  Historically, costs incurred to settle claims related to these indemnifications have not been material to the Company’s financial position, results of operations or cash flows.  Additionally, the fair value of the indemnifications that the Company issued during the quarter ended June 30, 2004 was not material to the Company’s financial position, results of operations or cash flows.

As a result of the cumulative impact of the ongoing position eliminations under its Third Quarter and 2004 - 2006 Restructuring Programs as disclosed in Note 7, the Company incurred curtailment gains and losses with respect to certain of its defined benefit pension plans in the first half of 2004.  These curtailment events resulted in the remeasurement of the plans’ obligations during the quarter, which impacted the accounting for the additional minimum pension liabilities.  As a result of these remeasurements, the Company was required to record a net increase in its additional minimum pension liabilities of $58 million during the first half of 2004.  This increase is reflected in the postretirement liabilities component within the accompanying Consolidated Statement of Financial Position as of June 30, 2004.  The net-of-tax amount of $41 million relating to the recording of the additional minimum pension liabilities is reflected in the accumulated other comprehensive income component within the accompanying Consolidated Statement of Financial Position as of June 30, 2004.  The related increase in the long-term deferred tax asset of $17 million was reflected in the other long-term assets component within the accompanying Consolidated Statement of Financial Position as of June 30, 2004.

The Company made contributions (funded plans) or paid benefits (unfunded plans) totaling approximately $68 million relating to its major U.S. and non-U.S. defined benefit pension plans in the first half of 2004.  The Company expects its contribution (funded plans) and benefit payment (unfunded plans) requirements for its major U.S. and non-U.S. defined benefit pension plans for the balance of 2004 to be approximately $45 million.

The Company paid benefits totaling approximately $132 million relating to its U.S., United Kingdom and Canada postretirement benefit plans in the first half of 2004.  The Company expects to pay benefits of $131 million for its U.S., United Kingdom and Canada postretirement plans for the balance of 2004.

Qualex, a wholly owned subsidiary of Kodak, has a 50% ownership interest in Express Stop Financing (ESF), which is a joint venture partnership between Qualex and a subsidiary of Dana Credit Corporation (DCC), a wholly owned subsidiary of Dana Corporation.  Qualex accounts for its investment in ESF under the equity method of accounting.  ESF provided a long-term financing solution to Qualex’s photofinishing customers in connection with Qualex’s leasing of photofinishing equipment to third parties, as opposed to Qualex extending long-term credit.  As part of the operations of its photofinishing services, Qualex sold equipment under a sales-type lease arrangement and recorded a long-term receivable.  These long-term receivables were subsequently sold to ESF without recourse to Qualex and, therefore, these receivables were removed from Qualex’s books.  ESF incurred debt to finance the purchase of the receivables from Qualex.  This debt is collateralized solely by the long-term receivables purchased from Qualex and, in part, by a $40 million guarantee from DCC.  Qualex provides no guarantee or collateral to ESF’s creditors in connection with the debt, and ESF’s debt is non-recourse to Qualex.  Qualex’s only continued involvement in connection with the sale of the long-term receivables is the servicing of the related equipment under the leases.  Qualex has continued revenue streams in connection with this equipment through future sales of photofinishing consumables, including paper and chemicals, and maintenance.

Although the lessees’ requirement to pay ESF under the lease agreements is not contingent upon Qualex’s fulfillment of its servicing obligations, under the agreement with ESF, Qualex would be responsible for any deficiency in the amount of rent not paid to ESF as a result of any lessee’s claim regarding maintenance or supply services not provided by Qualex.  Such lease payments would be made in accordance with the original lease terms, which generally extend over 5 to 7 years.  To date, the Company has incurred no such material claims, and Qualex does not anticipate any significant situations where it would be unable to fulfill its service obligations under the arrangement with ESF.  ESF’s outstanding lease receivable amount was approximately $311 million at June 30, 2004.

Effective July 20, 2004, ESF entered into an agreement amending the Receivables Purchase Agreement (RPA), which represents the financing arrangement between ESF and its bank.  Under the amended RPA agreement, maximum borrowings were lowered to $200 million.  Total outstanding borrowings under the RPA at June 30, 2004 were $200 million.  The amended RPA extends through July 2005, at which time the RPA can be extended or terminated.  Pursuant to the ESF partnership agreement between Qualex and DCC, commencing October 6, 2003, Qualex no longer sells its lease receivables to ESF.  Qualex currently is utilizing the services of Imaging Financial Services, Inc., a wholly owned subsidiary of General Electric Capital Corporation, as its primary financing solution for prospective leasing activity with its customers.

At June 30, 2004, the Company had outstanding letters of credit totaling $121 million and surety bonds in the amount of $108 million primarily to ensure the completion of environmental remediations, the payment of casualty and workers’ compensation claims, and to meet various customs and tax obligations.

OTHER

At June 30, 2004, the Company’s undiscounted accrued liabilities for environmental remediation costs amounted to $129 million and are reported in other long-term liabilities in the accompanying Consolidated Statement of Financial Position.

The Company is currently implementing a Corrective Action Program required by the Resource Conservation and Recovery Act (RCRA) at the Kodak Park site in Rochester, NY.  As part of this program, the Company has completed the RCRA Facility Assessment (RFA), a broad-based environmental investigation of the site.  The Company is currently in the process of completing, and in some cases has completed, RCRA Facility Investigations (RFI) and Corrective Measures Studies (CMS) for areas at the site.  At June 30, 2004, estimated future investigation and remediation costs of $56 million are accrued for this site and are included in the $129 million reported in other long-term liabilities.

The Company has obligations relating to operating sites and other facilities with estimated future investigation, remediation and monitoring costs of $27 million.  These costs are accrued and included in the $129 million reported in other long-term liabilities.

The Company has retained certain obligations for environmental remediation and Superfund matters related to certain sites associated with the non-imaging health businesses sold in 1994.  At June 30, 2004, estimated future remediation costs of $34million are accrued for these sites and are included in the $129 million reported in other long-term liabilities.

The Company has obligations relating to two former manufacturing sites located outside of the United States.  At June 30, 2004, estimated future investigation, remediation and monitoring costs of $12 million are accrued for these sites and are included in the $129 million reported in other long-term liabilities.

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

A Consent Decree was signed in 1994 in settlement of a civil complaint brought by the U.S. Environmental Protection Agency and the U.S. Department of Justice.  In connection with the Consent Decree, the Company is subject to a Compliance Schedule, under which the Company has improved its waste characterization procedures, upgraded one of its incinerators, and is evaluating and upgrading its industrial sewer system.  The total expenditures required to complete this program are currently estimated to be approximately $17 million over the next five years.  These expenditures are incurred as part of plant operations and, therefore, are not included in the environmental accrual at June 30, 2004.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2004, the FASB issued FASB Staff Position (FSP) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”).”  The Act, which was signed into law on December 8, 2003, authorizes Medicare to provide prescription drug benefits to retirees. Under the Act, the federal government will begin to make subsidy payments to employers that sponsor postretirement benefit plans under which retirees receive prescription drug benefits that are actuarially equivalent to the prescription drug benefits provided by Medicare.  Accordingly, the FSP provides guidance on accounting for the effects of the subsidy.  As of and for the year ended December 31, 2003 and the quarter ended March 31, 2004, the Company had deferred the recognition of the effects of the Act in accordance with FSP No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” (that was issued in January 2004), which permitted employers to either (1) recognize the effects of the Act as of the enactment date or (2) defer recognition until the earlier of the FASB’s issuance of final rules on how to account for the subsidy or any remeasurement of plan obligations after January 31, 2004 due to a plan amendment, curtailment, or other significant event.  FSP 106-2 supersedes FSP 106-1.  The provisions of FSP 106-2 are effective for the first interim or annual period beginning after June 15, 2004 (third quarter of 2004 for Kodak); however early adoption is encouraged.  Accordingly, the Company adopted the provisions of FSP 106-2 effective April 1, 2004 (second quarter of 2004) on a prospective basis.  The impacts of the adoption of FSP 106-2 are discussed in detail in Note 9, “Retirement Plans and Other Postretirement Benefits.”

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this report may be forward-looking in nature, or “forward-looking statements” as defined in the United States Private Securities Litigation Reform Act of 1995.  For example, references to the Company’s revenue, cash flow expectations, debt reductions and future focused cost reductions for 2004 are forward-looking statements.

Actual results may differ from those expressed or implied in forward-looking statements.  In addition, any forward-looking statements represent the Company’s estimates only as of the date they are made, and should not be relied upon as representing the Company’s estimates as of any subsequent date.  While the Company may elect to update forward-looking statements at some point in the future, the Company specifically disclaims any obligation to do so, even if its estimates change.  The forward-looking statements contained in this report are subject to a number of factors and uncertainties, including the successful: implementation of the recently announced digitally-oriented growth strategy, including the related implementation of future focused cost reductions; implementation of product strategies (including digital products, category expansion, digitization, and OLED displays); implementation of intellectual property licensing strategies; development and implementation of e-commerce strategies; completion of information systems upgrades, including SAP, our enterprise system software; completion of various portfolio actions; reduction of inventories and capital expenditures; improvement in receivables performance; improvement in manufacturing productivity and techniques; improvement in supply chain efficiency; and the development of the Company’s business in emerging markets like China, India, Brazil, Mexico, and Russia.  The forward-looking statements contained in this report are subject to the following additional factors and uncertainties: inherent unpredictability of currency fluctuations and raw material costs; competitive actions, including pricing; the nature and pace of technology evolution, including the analog-to-digital transition; continuing customer consolidation and buying power; general economic, business, geo-political, regulatory and public health conditions; and other factors and uncertainties disclosed herein and from time to time in the Company’s other filings with the Securities and Exchange Commission.

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

Foreign currency forward contracts are used to hedge existing foreign currency denominated assets and liabilities, especially those of the Company’s International Treasury Center, as well as forecasted foreign currency denominated intercompany sales.  Silver forward contracts are used to mitigate the Company’s risk to fluctuating silver prices.  The Company’s exposure to changes in interest rates results from its investing and borrowing activities used to meet its liquidity needs.  Long-term debt is generally used to finance long-term investments, while short-term debt is used to meet working capital requirements.  The Company does not utilize financial instruments for trading or other speculative purposes.

Using a sensitivity analysis based on estimated fair value of open forward contracts using available forward rates, if the U.S. dollar had been 10% weaker at June 30, 2004 and 2003, the fair value of open forward contracts would have increased $1 million and increased $16 million, respectively.  Such gains or losses would be substantially offset by losses or gains from the revaluation or settlement of the underlying positions hedged.

Using a sensitivity analysis based on estimated fair value of open forward contracts using available forward prices, if available forward silver prices had been 10% lower at June 30, 2004 and 2003, the fair value of open forward contracts would have decreased $4 million and $6 million, respectively.  Such losses in fair value, if realized, would be offset by lower costs of manufacturing silver-containing products.

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

Using a sensitivity analysis based on estimated fair value of short-term and long-term borrowings, if available market interest rates had been 10% higher (about 48 basis points) at June 30, 2004, the fair value of short-term and long-term borrowings would have decreased $1 million and $68 million, respectively.  Using a sensitivity analysis based on estimated fair value of short-term and long-term borrowings, if available market interest rates had been 10% higher (about 30 basis points) at June 30, 2003, the fair value of short-term and long-term borrowings would have decreased $1 million and $13 million, respectively.  The larger decrease in the fair value of long-term borrowings in 2004 as compared with 2003 was entirely due to the increase in the amount of long-term borrowings as a result of the October 2003 issuances of $500 million of 7.25% Senior Notes due 2013 and $575 million of 3.375% Convertible Senior Notes due 2033.

The Company’s financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments.  The Company manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties.  The Company has procedures to monitor the credit exposure amounts.  The maximum credit exposure at June 30, 2004 was not significant to the Company.

Item 4.  Controls and Procedures

Under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures were effective.  There have been no significant changes in internal controls over financial reporting or in other factors that could significantly affect internal controls over financial reporting subsequent to the date of such evaluation.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 4.  Submission of Matters to a Vote of Security Holders

The 2004 Annual Meeting of Shareholders of Eastman Kodak Company was held on May 12.

A total of 231,858,662 of the Company’s shares were present or represented by proxy at the meeting.  This represented 81% of the Company’s shares outstanding.

The individuals named below were re-elected to a three-year term as Class II Directors:

Name	Votes Received	Votes Withheld

William H. Hernandez	218,567,740	13,290,922
Hector de J. Ruiz	218,503,706	13,354,956
Laura D’Andrea Tyson	219,279,215	12,579,447

Richard S. Braddock, Daniel A. Carp, Durk I. Jager, Debra L. Lee, Martha Layne Collins, Timothy M. Donahue, Delano E. Lewis and Paul H. O’Neill all continue as directors of the Company.

The election of PricewaterhouseCoopers LLP as independent accountants was ratified, with 220,334,971 shares voting for, 3,572,753 shares voting against, and 7,950,938 shares abstaining.

The shareholder proposal requesting re-approval of material terms of the performance goals of the 2000 Omnibus Long-Term Compensation Plan was approved, with 165,076,823 shares voting for, 9,524,653 shares voting against, 8,618,439 shares abstaining, and 48,638,747 non-votes.

The shareholder proposal requesting compensation limits be imposed for certain executives was defeated, with 11,848,116 shares voting for, 162,572,720 shares voting against, 8,799,079 shares abstaining, and 48,638,747 non-votes.

The shareholder proposal requesting the adoption of a chemicals policy was defeated, with 8,662,410 shares voting for, 148,900,616 shares voting against, 25,656,889 shares abstaining, and 48,638,747 non-votes.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits and financial statement schedules required as part of this report are listed in the index appearing on page 70.

(b)	Reports on Form 8-K

On April 21, 2004, the Company furnished (not filed) pursuant to Item 12 under Item 7 the press release and related financial discussion document relating to the results of its first fiscal quarter ended March 31, 2004, which were also filed as exhibits under Item 7.

On May 14, 2004, the Company filed a Form 8-K that presented under Item 5 the Company’s revised financial statements to include RSS as a discontinued operation and the Company’s new reportable segment structure as of December 31, 2003 and 2002 and for the three years in the period ended December 31, 2003.

On June 3, 2004, the Company filed a Form 8-K that presented under Item 5 the Company’s results of operations for each quarter of 2003 under the new reportable segment structure, with RSS reflected as a discontinued operation.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EASTMAN KODAK COMPANY
(Registrant)

Date:	August 5, 2004	/s/ RICHARD G. BROWN, JR.

Richard G. Brown, Jr.
Controller

Eastman Kodak Company
Index to Exhibits and Financial Statement Schedules

Exhibit Number

(10) D.	Eastman Kodak Company Non-Employee Director Annual Compensation Plan, effective June 1, 2004.

(12)	Statement Re Computation of Ratio of Earnings to Fixed Charges.

(31.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

(31.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.