Form 10-Q
period 2004-09-30
EASTMAN KODAK CO
filed 2004-11-09
CIK 31235

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
 FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

or

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from_______ to_______

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding at October 31, 2004

Common Stock, $2.50 par value	286,679,276

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Eastman Kodak Company
CONSOLIDATED STATEMENT OF EARNINGS
(in millions, except per share data)

	Three Months Ended September 30		Nine Months Ended September 30

	2004	2003	2004	2003

Net sales	$3,364	$3,346	$9,752	$9,245
Cost of goods sold	2,289	2,241	6,750	6,243

Gross profit	1,075	1,105	3,002	3,002
Selling, general and administrative expenses	633	630	1,798	1,895
Research and development costs	219	192	628	563
Restructuring costs and other	227	152	412	228

(Loss) earnings from continuing operations before interest, other income (charges), net, and income taxes	(4)	131	164	316
Interest expense	43	33	130	104
Other income (charges), net	20	(9)	26	(39)

(Loss) earnings from continuing operations before income taxes	(27)	89	60	173
Benefit for income taxes	(72)	(26)	(144)	(36)

Earnings from continuing operations	45	115	204	209
Earnings from discontinued operations, net of income taxes	434	7	457	37

NET EARNINGS	$479	$122	$661	$246

Basic and diluted net earnings per share:
Continuing operations	$.16	$.40	$.72	$.73
Discontinued operations	1.51	.02	1.59	.13

NET EARNINGS	$1.67	$.42	$2.31	$.86

Number of common shares used in basic earnings per share	286.6	286.5	286.6	286.5
Incremental shares from assumed conversion of options	0.1	0.1	0.1	0.1

Number of common shares used in diluted earnings per share	286.7	286.6	286.7	286.6

CONSOLIDATED STATEMENT OF RETAINED EARNINGS
Retained earnings at beginning of period	$7,636	$7,462	$7,527	$7,611
Net earnings	479	122	661	246
Cash dividends declared	—	(72)	(72)	(330)
Loss from issuance of treasury stock	—	(3)	(1)	(18)

Retained earnings at end of quarter	$8,115	$7,509	$8,115	$7,509

The accompanying notes are an integral part of these consolidated financial statements.

Eastman Kodak Company
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(in millions)

	Sept. 30, 2004	Dec. 31, 2003

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,113	$1,250
Receivables, net	2,500	2,328
Inventories, net	1,427	1,073
Deferred income taxes	726	602
Other current assets	146	130
Assets of discontinued operations	30	72

Total current assets	5,942	5,455

Property, plant and equipment, net	4,683	5,051
Goodwill	1,448	1,364
Other long-term assets	3,037	2,883
Assets of discontinued operations	—	65

TOTAL ASSETS	$15,110	$14,818

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and other current liabilities	$3,825	$3,614
Short-term borrowings	711	946
Accrued income taxes	816	654
Liabilities of discontinued operations	—	36

Total current liabilities	5,352	5,250
OTHER LIABILITIES
Long-term debt, net of current portion	1,953	2,302
Postretirement liabilities	3,217	3,344
Other long-term liabilities	797	650
Liabilities of discontinued operations	—	8

Total liabilities	11,319	11,554
SHAREHOLDERS’ EQUITY
Common stock at par	978	978
Additional paid in capital	850	850
Retained earnings	8,115	7,527
Accumulated other comprehensive loss	(294)	(231)
Unearned restricted stock	(4)	(8)

	9,645	9,116
Less: Treasury stock at cost	5,854	5,852

Total shareholders’ equity	3,791	3,264

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$15,110	$14,818

The accompanying notes are an integral part of these consolidated financial statements.

Eastman Kodak Company
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Nine Months Ended September 30

	2004	2003

Cash flows relating to operating activities:
Net earnings	$661	$246
Adjustments to reconcile to net cash (used in) provided by operating activities:
Earnings from discontinued operations	(457)	(37)
Equity in (earnings) losses from unconsolidated affiliates	(9)	43
Depreciation	653	616
Purchased research and development	16	21
Gain on sales of businesses/assets	(9)	(12)
Restructuring costs, asset impairments and other non-cash charges	44	41
Benefit for deferred taxes	(121)	(4)
Increase in receivables	(78)	(34)
Increase in inventories	(244)	(70)
Decrease in liabilities excluding borrowings	(43)	(63)
Other items, net	31	94

Total adjustments	(217)	595

Net cash provided by continuing operations	444	841

Net cash provided by discontinued operations	22	24

Net cash provided by operating activities	466	865

Cash flows relating to investing activities:
Additions to properties	(283)	(346)
Net proceeds from sales of businesses/assets	20	19
Acquisitions, net of cash acquired	(358)	(119)
Investments in unconsolidated affiliates	(31)	(54)
Marketable securities - purchases	(92)	(62)
Marketable securities - sales	91	62

Net cash used in continuing operations	(653)	(500)

Net cash provided by (used in) discontinued operations	708	(5)

Net cash provided by (used in) investing activities	55	(505)

Cash flows relating to financing activities:
Net (decrease) increase in borrowings with original maturity of 90 days or less	(291)	61
Proceeds from other borrowings	111	865
Repayment of other borrowings	(403)	(641)
Dividend payments	(72)	(258)
Exercise of employee stock options	—	12

Net cash (used in) provided by financing activities	(655)	39

Effect of exchange rate changes on cash	(3)	15

Net (decrease) increase in cash and cash equivalents	(137)	414
Cash and cash equivalents, beginning of year	1,250	569
Cash and cash equivalents, end of quarter	$1,113	$983

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”).”  The Act, which was signed into law on December 8, 2003, authorizes Medicare to provide prescription drug benefits to retirees. Under the Act, the federal government will begin to make subsidy payments to employers that sponsor postretirement benefit plans under which retirees receive prescription drug benefits that are actuarially equivalent to the prescription drug benefits provided by Medicare.  Accordingly, the FSP provides guidance on accounting for the effects of the subsidy.  As of and for the year ended December 31, 2003 and the quarter ended March 31, 2004, the Company had deferred the recognition of the effects of the Act in accordance with FSP No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” (that was issued in January 2004), which permitted employers to either (1) recognize the effects of the Act as of the enactment date or (2) defer recognition until the earlier of the FASB’s issuance of final rules on how to account for the subsidy or any remeasurement of plan obligations after January 31, 2004 due to a plan amendment, curtailment, or other significant event.  FSP 106-2 supersedes FSP 106-1.  The provisions of FSP 106-2 are effective for the first interim or annual period beginning after June 15, 2004 (third quarter of 2004 for Kodak); however early adoption is encouraged.  Accordingly, the Company adopted the provisions of FSP 106-2 effective April 1, 2004 (second quarter of 2004) on a prospective basis.  The impacts of the adoption of FSP 106-2 are discussed in detail in Note 9, “Retirement Plans and Other Postretirement Benefits.”

Emerging Issues Task Force (EITF) Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” states that, if an instrument is convertible to equity securities if either a market or other contingency is satisfied, then the securities should be included in the diluted earnings per share computation (if dilutive) regardless of whether the market price trigger (or other contingent feature) has been met.  The Company will adopt EITF No. 04-08 effective for periods ending after December 15, 2004 (fourth quarter) with restatement of prior periods presented, as required.

NOTE 2:  RECEIVABLES, NET
(in millions)

	September 30, 2004	December 31, 2003

Trade receivables	$2,124	$2,003
Miscellaneous receivables	376	325

Total (net of allowances of $109 and $112)	$2,500	$2,328

Of the total trade receivable amounts of $2,124 million and $2,003 million as of September 30, 2004 and December 31, 2003, respectively, approximately $450 million and $528 million are expected to be settled through customer deductions in lieu of cash payments.  Such deductions represent rebates owed to the customer and are included in accounts payable and other current liabilities in the accompanying Consolidated Statement of Financial Position at each respective balance sheet date.

NOTE 3:  INVENTORIES, NET
(in millions)

	September 30, 2004		December 31, 2003

Finished goods	$	l,027	$818
Work in process		320	300
Raw materials		402	317

		1,749	1,435
LIFO reserve		(322)	(362)

Total		$1,427	$1,073

The full-year 2004 estimated inventory usage is expected to result in the liquidation of LIFO inventory quantities.  In the aggregate, these inventories are carried at the lower costs prevailing in prior years as compared with the cost of current purchases.  The effect of these expected LIFO liquidations was to reduce cost of goods sold by $17 million and $50 million in the three and nine months ended September 30, 2004, respectively.

NOTE 4:  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $1,448 million and $1,364 million at September 30, 2004 and December 31, 2003, respectively.  The changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2004 were as follows:

(in millions)	D&FIS	Health Imaging	Commercial Imaging	Graphic Communications	Consolidated Total

Balance at December 31, 2003	$741	$539	$84	$—	$1,364
Goodwill related to acquisitions	13	—	—	15	28
Goodwill written off related to disposals/ divestitures	(5)	—	—	—	(5)
Finalization of purchase accounting	6	45	—	7	58
Currency translation adjustments	7	(3)	(1)	—	3

Balance at September 30, 2004	$762	$581	$83	$22	$1,448

The aggregate amount of goodwill acquired during the nine months ended September 30, 2004 of $28 million was primarily attributable to $15 million for the purchase of Kodak Versamark within the Graphic Communications segment and $13 million for the purchase of Chinon within the D&FIS segment.  The $5 million of goodwill written off in relation to disposals/divestitures during the nine months ended September 30, 2004 for the D&FIS segment was attributable to the divesture of Consumer Imaging Services (CIS) in Austria.

The aggregate amount of goodwill added through the finalization of purchase accounting during the nine months ended September 30, 2004 of $58 million was primarily attributable to $36 million for the November 2003 purchase of Algotec Systems, Ltd., $8 million related to the October 2003 purchase of PracticeWorks, Inc., which are both within the Health Imaging segment, $7 million for the May 2004 purchase of the NexPress-related entities, which are within the Graphic Communications segment, and $4 million for an adjustment of a deferred tax asset relating to the purchase of Chinon.

Intangible assets net of accumulated amortization are included in other long-term assets in the Company’s Consolidated Statement of Financial Position.  The gross carrying amount and accumulated amortization by major intangible asset category as of September 30, 2004 and December 31, 2003 were as follows:

	As of September 30, 2004

(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Amortization Period

Technology-based	$277	$99	$178	8 years
Customer-related	215	29	186	15 years
Manufacturing exclusivity	131	6	125	12 years
Other	20	7	13	10 years

Total	$643	$141	$502	11 years

	As of December 31, 2003

	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Amortization Period

Technology-based	$201	$76	$125	8 years
Customer-related	176	17	159	15 years
Other	14	4	10	12 years

Total	$391	$97	$294	12 years

The aggregate amount of intangible assets acquired during the nine months ended September 30, 2004 of $252 million was primarily attributable to $141 million for the purchase of Lucky Film, consisting of $10 million of customer-related intangible assets and $131 million of manufacturing exclusivity intangible assets, and $86 million related to the purchase of Kodak Versamark, consisting of $26 million in customer-related intangible assets, $54 million of technology-based intangible assets, and $6 million of other intangible assets, as described in Note 13 “Acquisitions.”

Intangible asset amortization expense is recorded in cost of goods sold in the Company’s Consolidated Statement of Earnings.  Intangible asset amortization expense for the three months ended September 30, 2004 and 2003 was $17 million and $7 million, respectively.  Intangible asset amortization expense for the nine months ended September 30, 2004 and 2003 was $48 million and $21 million, respectively.

Estimated future aggregate amortization expense related to purchased intangible assets over the next five fiscal years is expected to be as follows:  2005 - $67 million; 2006 - $60 million; 2007 - $57 million; 2008 - $56 million; and 2009 - $48 million.

NOTE 5:  INCOME TAXES

A reconciliation between the U.S. federal income tax rate, the Company’s estimated annual effective tax rate and the income tax rate from continuing operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

U.S. statutory tax rate	(35.0)%	35.0%	35.0%	35.0%
Increase (decrease) in statutory rate resulting from:
State and other income taxes, net of federal	(0.7)	0.3	0.7	0.3
Export sales and manufacturing credits	4.0	(3.9)	(4.0)	(3.9)
Operations outside the U.S.	22.5	(13.2)	(22.5)	(13.2)
Other, net	(2.8)	(0.7)	2.8	(0.7)

Estimated annual effective tax rate	(12.0)	17.5	12.0	17.5
Impact from discrete period items:
Restructuring charges	(203.5)	(32.1)	(176.6)	(26.1)
Purchased in-process R&D	(6.2)	—	(6.8)	(2.5)
Tax settlements	—	—	(68.7)	—
NexPress-related charges	—	—	(2.3)	—
Burrell asset impairments	—	—	—	(1.1)
Intellectual property settlement	—	—	—	(1.4)
Intellectual property donation	—	—	—	(4.5)
Patent infringement settlement	—	—	—	(1.8)
Prior year acquisition settlement	—	—	—	(1.3)
Donation	—	(1.8)	—	(0.9)
Impact of the change in the estimated annual effective tax rate	(43.7)	(14.0)	—	—

Income tax rate	(265.4)%	(30.4)%	(242.4)%	(22.1)%

For the three month period ended September 30, 2004, the Company recorded discrete period tax benefits of $89 million in connection with the following items, which when aggregated, are taxed in jurisdictions with tax rates greater than the estimated annual effective tax rate:  restructuring charges of $264 million and $6 million for purchased in-process research and development costs from the acquisition of the imaging business of National Semiconductor Corporation.

For the three month period ended September 30, 2004, the impact of the change in the estimated annual effective tax rate from 15.5 percent for the second quarter of 2004 to 12.0 percent for the third quarter of 2004 is primarily attributable to expected increased earnings from operations in lower-taxed jurisdictions outside the U.S. relative to total consolidated earnings from operations and an increase in benefits from export sales.

For the nine month period ended September 30, 2004, the Company recorded discrete period tax benefits of $174 million in connection with the following items, which when aggregated, are taxed in jurisdictions with tax rates greater than the estimated annual effective tax rate:  restructuring charges of $502 million; a $16 million charge for purchased in-process research and development costs; and fixed asset write-offs and inventory write-downs totaling $5 million in connection with the Company’s historical ownership in the NexPress joint venture in connection with the acquisition of the NexPress-related entities.

In addition, during the nine month period ended September 30, 2004, the Company received confirmation that the Internal Revenue Service (IRS) had provided a formal concession concerning the taxation of certain intercompany royalties, which could not legally be distributed to the Company as the parent entity. The $32 million settlement was recorded as a discrete period tax benefit within earnings from continuing operations.  Additionally, the Company recorded a discrete period tax benefit of $9 million as a result of the settlement with the IRS in connection with the Company’s filing relating to the income tax reporting of a patent infringement litigation settlement.

For the three month period ended September 30, 2003, the Company recorded discrete period tax benefits of $63 million in connection with the following items, which when aggregated, are taxed in jurisdictions with tax rates greater than the estimated annual effective tax rate:  restructuring charges of $185 million and an $8 million charge for a donation.

For the three month period ended September 30, 2003, the impact of the change in the estimated annual effective tax rate from 22.5 percent for the second quarter of 2003 to 17.5 percent for the third quarter of 2003 is primarily attributable to expected increased earnings from operations in lower-taxed jurisdictions outside the U.S. relative to total consolidated earnings from operations.

For the nine month period ended September 30, 2003, the Company recorded discrete period tax benefits of $131 million in connection with the following items, which when aggregated, are taxed in jurisdictions with tax rates greater than the estimated annual effective tax rate:  restructuring charges of $285 million; a $21 million charge for purchased in-process research and development costs; a $12 million charge relating to an intellectual property settlement; a $14 million charge relating to the settlement of a patent infringement claim; a $14 million charge for the settlement of certain issues relating to a prior year acquisition; and a $9 million charge relating to the impairment of the Burrell Companies’ net assets held for sale.

In addition, during the nine month period ended September 30, 2003, the Company recorded a discrete period tax benefit of $8 million relating to the donation of intellectual property.

NOTE 6:  COMMITMENTS AND CONTINGENCIES

Environmental

At September 30, 2004, the Company’s undiscounted accrued liabilities for environmental remediation costs amounted to $142 million and are reported in other long-term liabilities in the accompanying Consolidated Statement of Financial Position.

The Company is currently implementing a Corrective Action Program required by the Resource Conservation and Recovery Act (RCRA) at the Kodak Park site in Rochester, NY.  As part of this program, the Company has completed the RCRA Facility Assessment (RFA), a broad-based environmental investigation of the site.  The Company is currently in the process of completing, and in some cases has completed, RCRA Facility Investigations (RFI) and Corrective Measures Studies (CMS) for areas at the site.  At September 30, 2004, estimated future investigation and remediation costs of $65 million are accrued for this site and are included in the $142 million reported in other long-term liabilities.

The Company has obligations relating to other operating sites and former operations with estimated future investigation, remediation and monitoring costs of $44 million.  At September 30, 2004, these costs are accrued and included in the $142 million reported in other long-term liabilities.

The Company has retained certain obligations for environmental remediation and Superfund matters related to certain sites associated with the non-imaging health businesses sold in 1994.  At September 30, 2004, estimated future remediation costs of $33 million are accrued for these sites and are included in the $142 million reported in other long-term liabilities.

Cash expenditures for the aforementioned investigation, remediation and monitoring activities are expected to be incurred over the next thirty years for many of the sites. For these known environmental exposures, the accrual reflects the Company’s best estimate of the amount it will incur under the agreed-upon or proposed work plans. The Company’s cost estimates were determined using the ASTM Standard E 2137-01, “Standard Guide for Estimating Monetary Costs and Liabilities for Environmental Matters,” and have not been reduced by possible recoveries from third parties. The overall method includes the use of a probabilistic model which forecasts a range of cost estimates for the remediation required at individual sites. The projects are closely monitored and the models are reviewed as significant events occur or at least once per year.  The Company’s estimate includes equipment and operating costs for remediation and long-term monitoring of th e sites. The Company does not believe it is reasonably possible that the losses for the known exposures could exceed the current accruals by material amounts.

A Consent Decree was signed in 1994 in settlement of a civil complaint brought by the U.S. Environmental Protection Agency and the U.S. Department of Justice.  In connection with the Consent Decree, the Company is subject to a Compliance Schedule, under which the Company has improved its waste characterization procedures, upgraded one of its incinerators, and is evaluating and upgrading its industrial sewer system.  The total expenditures required to complete this program are currently estimated to be approximately $17 million over the next five years. These expenditures are incurred as part of plant operations and, therefore, are not included in the environmental accrual at September 30, 2004.

The Company is presently designated as a potentially responsible party (PRP) under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (the Superfund Law), or under similar state laws, for environmental assessment and cleanup costs as the result of the Company’s alleged arrangements for disposal of hazardous substances at four such active sites.  With respect to each of these sites, the Company’s liability is minimal.  In addition, the Company has been identified as a PRP in connection with the non-imaging health businesses in four active Superfund sites.  Numerous other PRPs have also been designated at these sites.  Although the law imposes joint and several liability on PRPs, the Company’s historical experience demonstrates that these costs are shared with other PRPs.  Settlements and costs paid by the Company in Superfund matters to date have not been material.  Future costs are also not expected to be material to the Company’s financial position, results of operations or cash flows.

The Clean Air Act Amendments were enacted in 1990.  Expenditures to comply with the Clean Air Act implementing regulations issued to date have not been material and have been primarily capital in nature.  In addition, future expenditures for existing regulations, which are primarily capital in nature, are not expected to be material to the Company’s financial position, results of operations or cash flows.  Many of the regulations to be promulgated pursuant to this Act have not been issued.

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

Other Commitments and Contingencies

Qualex, a wholly owned subsidiary of Kodak, has a 50% ownership interest in Express Stop Financing (ESF), which is a joint venture partnership between Qualex and a subsidiary of Dana Credit Corporation (DCC), a wholly owned subsidiary of Dana Corporation.  Qualex accounts for its investment in ESF under the equity method of accounting.  ESF provided a long-term financing solution to Qualex’s photofinishing customers in connection with Qualex’s leasing of photofinishing equipment to third parties, as opposed to Qualex extending long-term credit.  As part of the operations of its photofinishing services, Qualex sold equipment under a sales-type lease arrangement and recorded a long-term receivable.  These long-term receivables were subsequently sold to ESF without recourse to Qualex and, therefore, these receivables were removed from Qualex’s accounts.  ESF incurred debt to finance the purchase of the receivables from Qualex.  This debt is collateralized solely by the long-term receivables purchased from Qualex, and in part, by a $40 million guarantee from DCC.  Qualex provides no guarantee or collateral to ESF’s creditors in connection with the debt, and ESF’s debt is non-recourse to Qualex.  Qualex’s only continued involvement in connection with the sale of the long-term receivables is the servicing of the related equipment under the leases.  Qualex has continued revenue streams in connection with this equipment through future sales of photofinishing consumables, including paper and chemicals, and maintenance.

Although the lessees’ requirement to pay ESF under the lease agreements is not contingent upon Qualex’s fulfillment of its servicing obligations, under the agreement with ESF, Qualex would be responsible for any deficiency in the amount of rent not paid to ESF as a result of any lessee’s claim regarding maintenance or supply services not provided by Qualex.  Such lease payments would be made in accordance with the original lease terms, which generally extend over 5 to 7 years.  To date, the Company has incurred no such material claims, and Qualex does not anticipate any significant situations where it would be unable to fulfill its service obligations under the arrangement with ESF.  ESF’s outstanding lease receivable amount was approximately $217 million at September 30, 2004.

Effective July 20, 2004, ESF entered into an arrangement amending the Receivables Purchase Agreement (RPA), which represents the financing arrangement between ESF and the bank.  Under the amended RPA agreement, maximum borrowings were lowered to $200 million.  Total outstanding borrowings under the RPA at September 30, 2004 were $188 million.  The amended RPA extends through July 2005, at which time the RPA can be extended or terminated.  Pursuant to the ESF partnership agreement between Qualex and DCC, commencing October 6, 2003, Qualex no longer sells its lease receivables to ESF.  Qualex currently is utilizing the services of Imaging Financial Services, Inc., a wholly owned subsidiary of General Electric Capital Corporation, as its primary financing solution for prospective leasing activity with its U.S. customers.

The Company performed an analysis of ESF in order to determine whether the provisions of FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities an interpretation of ARB No. 51” (FIN 46(R)) were applicable to ESF, requiring consolidation.  Based on the analysis performed, it was determined that ESF does not qualify as a variable interest entity under FIN 46(R) and, therefore, consolidation is not required.

At September 30, 2004, the Company had outstanding letters of credit totaling $121 million and surety bonds in the amount of $111 million primarily to ensure the completion of environmental remediations, the payment of casualty and workers’ compensation claims, and to meet various customs and tax obligations.  The Company could be required to increase the dollar amount of its letters of credit or other financial support up to an additional $141 million in relation to these matters if its Moody’s or S&P long-term debt credit ratings are reduced below the current ratings of Baa3 and BBB-, respectively.

The Company and its subsidiary companies are involved in lawsuits, claims, investigations and proceedings, including product liability, commercial, intellectual property, environmental, and health and safety matters, which are being handled and defended in the ordinary course of business.  There are no such matters pending representing contingent losses that the Company and its General Counsel expect to be material in relation to the Company’s business, financial position, results of operations or cash flows.  However, included in the matters referenced above are three patent infringement lawsuits in which the Company is the plaintiff.  Although these lawsuits may result in the Company’s recovery of damages, the amount of the damages, if any, cannot be quantified at this time.  Accordingly, the Company has not recognized any gain in the financial statements as of September 30, 2004 in connection with these three matters.  See Note 16 , “Subsequent Events,” regarding the October 12, 2004 settlement agreement between Sun Microsystems Inc. and the Company relating to one of the three patent infringement matters discussed above.

NOTE 7:  GUARANTEES

The Company guarantees debt and other obligations under agreements with certain affiliated companies and customers.  At September 30, 2004, these guarantees totaled a maximum of $357 million, with outstanding guaranteed amounts of $136 million.  The maximum guarantee amount includes guarantees of up to: $160 million of debt for Kodak Polychrome Graphics (KPG), an unconsolidated affiliate in which the Company has a 50% ownership interest ($29 million outstanding); $133 million of customer amounts due to banks in connection with various banks’ financing of customers’ purchase of products and equipment from Kodak ($66 million outstanding); and $64 million for other unconsolidated affiliates and third parties ($41 million outstanding).  The KPG debt facility and the related guarantee mature on December 31, 2005.  The guarantees for the other unconsolidated affiliates and third party debt mature between October 2004 and December 2009.  The customer financing agreements and related guarantees typically have a term of 90 days for product and short-term equipment financing arrangements, and up to five years for long-term equipment financing arrangements.  These guarantees would require payment from Kodak only in the event of default on payment by the respective debtor.  In some cases, particularly with guarantees related to equipment financing, the Company has collateral or recourse provisions to recover and sell the equipment to reduce any losses that might be incurred in connection with the guarantee.  Equipment financing activity where the Company has collateral is not material.

Management believes the likelihood is remote that material payments will be required under any of these guarantees described above.  With respect to the guarantees that the Company issued in the three and nine months ended September 30, 2004, the Company assessed the fair value of its obligation to stand ready to perform under these guarantees by considering the likelihood of occurrence of the specified triggering events or conditions requiring performance as well as other assumptions and factors.  The Company has determined that the fair value of the guarantees was not material to the Company’s financial position, results of operations or cash flows.

The Company also guarantees debt owed to banks for some of its consolidated subsidiaries.  The maximum amount guaranteed is $435 million, and the outstanding debt under those guarantees, which is recorded within the short-term borrowings and long-term debt, net of current portion components in the accompanying Consolidated Statement of Financial Position, is $220 million.  These guarantees expire in 2004 through 2006.

The Company may provide up to $100 million in loan guarantees to support funding needs for SK Display Corporation, an unconsolidated affiliate in which the Company has a 34% ownership interest.  As of September 30, 2004, the Company has not been required to guarantee any of SK Display Corporation’s outstanding debt.

Indemnifications

The Company issues indemnifications in certain instances when it sells businesses and real estate, and in the ordinary course of business with its customers, suppliers, service providers and business partners.  Further, the Company indemnifies its directors and officers who are, or were, serving at Kodak’s request in such capacities.  Historically, costs incurred to settle claims related to these indemnifications have not been material to the Company’s financial position, results of operations or cash flows.  Additionally, the fair value of the indemnifications that the Company issued during the nine months ended September 30, 2004 was not material to the Company’s financial position, results of operations or cash flows.

Warranty Costs

The Company has warranty obligations in connection with the sale of its equipment.  The original warranty period for equipment products is generally one year or less.  The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale.  The Company estimates its warranty cost at the point of sale for a given product based on historical failure rates and related costs to repair.  The change in the Company’s accrued warranty obligations from December 31, 2003 to September 30, 2004 was as follows:

(in millions)

Accrued warranty obligations at December 31, 2003	$49
Actual warranty experience	(41)
Warranty provisions	51

Accrued warranty obligations at September 30, 2004	$59

The Company also offers extended warranty arrangements to its customers that are generally one year, but may range from three months to three years after the original warranty period.  The Company provides repair services and routine maintenance under these arrangements.  The Company has not separated the extended warranty revenues and costs from the routine maintenance service revenues and costs, as it is not practicable to do so.  Costs incurred under these extended warranty arrangements for the nine months ended September 30, 2004 amounted to $151 million.  The change in the Company’s deferred revenue balance in relation to these extended warranty arrangements from December 31, 2003 to September 30, 2004 was as follows:

(in millions)

Deferred revenue at December 31, 2003	$118
New extended warranty arrangements	308
Recognition of extended warranty arrangement revenue	(283)

Deferred revenue at September 30, 2004	$143

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

Restructuring Programs Summary

The activity in the accrued restructuring balances and the non-cash charges incurred in relation to all of the restructuring programs described below was as follows for the third quarter of 2004:

(in millions)	Balance June 30, 2004	Costs Incurred	Reversals	Cash Payments	Non-cash Settlements	Reclass to Long- Term Liability	Balance Sept. 30, 2004

2004-2006 Program:
Severance reserve	$86	$186	$—	$(32)	$—	$—	$240
Exit costs reserve	6	20	(1)	(14)	—	(5)	6

Total reserve	$92	$206	$(1)	$(46)	$—	$(5)	$246

Long-lived asset impairments and inventory write-downs	$—	$27	$—	$—	$(27)	$—	$—
Accelerated depreciation	—	31	—	—	(31)	—	—
Q3 2003 Program:
Severance reserve	$85	$—	$(2)	$(25)	$—	$—	$58
Exit costs reserve	10	—	—	(2)	—	—	8

Total reserve	$95	$—	$(2)	$(27)	$—	$—	$66

Accelerated depreciation	$—	$3	$—	$—	$(3)	$—	$—
Q1 2003 Program:
Severance reserve	$9	$—	$—	$(1)	$—	$—	$8
Exit costs reserve	1	—	—	(1)	—	—	—

Total reserve	$10	$—	$—	$(2)	$—	$—	$8

Phogenix Program:
Exit costs reserve	$3	$—	$—	$—	$—	$—	$3

Q4 2002 Program:
Severance reserve	$4	$—	$—	$(2)	$—	$—	$2
Exit costs reserve	3	—	—	(1)	—	—	2

Total reserve	$7	$—	$—	$(3)	$—	$—	$4

2001 Programs:
Severance reserve	$3	$—	$—	$—	$—	$—	$3
Exit costs reserve	12	—	—	(1)	—	—	11

Total reserve	$15	$—	$—	$(1)	$—	$—	$14

Total of all restructuring programs	$222	$267	$(3)	$(79)	$(61)	$(5)	$341

The costs incurred, net of reversals, which total $264 million and $502 million for the three and nine months ended September 30, 2004, respectively, include $37 million and $93 million of charges related to accelerated depreciation and inventory write-downs, which were reported in cost of goods sold in the accompanying Consolidated Statement of Earnings for the three and nine months ended September 30, 2004, respectively.  The remaining costs incurred, net of reversals, of $227 million and $409 million were reported as restructuring costs and other in the accompanying Consolidated Statement of Earnings for the three and nine months ended September 30, 2004, respectively.

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

The Company implemented certain actions under this program during the second quarter of 2004.  As a result of these actions, the Company recorded charges of $144 million in the second quarter, which was composed of severance, long-lived asset impairments, exit costs and inventory write-downs of $98 million, $27 million, $17 million and $2 million, respectively.  The severance costs related to the elimination of approximately 2,700 positions, including approximately 1,350 photofinishing, 925 manufacturing, 275 research and development and 150 administrative positions.  The geographic composition of the positions to be eliminated includes approximately 2,250 in the United States and Canada and 450 throughout the rest of the world.  The reduction of the 2,700 positions and the $115 million charges for severance and exit costs are reflected in the 2004-2006 Restructuring Program table below.  The $27 million charge for long-lived asset impairments was included in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the nine months ended September 30, 2004.  The charges taken for inventory write-downs of $2 million were reported in cost of goods sold in the accompanying Consolidated Statement of Earnings for the nine months ended September 30, 2004.

The Company implemented certain actions under this program during the third quarter of 2004.  As a result of these actions, the Company recorded charges of $233 million in the third quarter, which was composed of severance, long-lived asset impairments, exit costs and inventory write-downs of $186 million, $24 million, $20 million and $3 million, respectively.  The severance costs related to the elimination of approximately 3,200 positions, including approximately 950 photofinishing, 1,800 manufacturing, 100 research and development and 350 administrative positions.  The geographic composition of the positions to be eliminated includes approximately 775 in the United States and Canada and 2,425 throughout the rest of the world.  The reduction of the 3,200 positions and the $206 million charges for severance and exit costs are reflected in the 2004-2006 Restructuring Program table below.  The $24 million charge for long-lived asset impairments was included in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the three and nine months ended September 30, 2004.  Included in the $20 million charge taken for exit costs in the third quarter was a $5 million charge for environmental remediation associated with the closure of the manufacturing facility in Coburg, Australia that was announced during the quarter.  The liability related to this charge has been reflected in other long-term liabilities in the accompanying Consolidated Statement of Financial Position and is disclosed in Note 6, “Commitments and Contingencies” under “Environmental.”  The charges taken for inventory write-downs of $3 million were reported in cost of goods sold in the accompanying Consolidated Statement of Earnings for the three and nine months ended September 30, 2004.

The following table summarizes the activity with respect to the severance charges and exit costs recorded in connection with the focused cost reduction actions that the Company has committed to under the 2004-2006 Restructuring Program and the remaining balances in the related reserves at September 30, 2004:

(dollars in millions)

	Number of Employees	Severance Reserve	Exit Costs Reserve	Total

Q2, 2004 charges	2,700	$98	$17	$115
Q2, 2004 utilization	(800)	(12)	(11)	(23)

Balance at 6/30/04	1,900	86	6	92
Q3, 2004 charges	3,200	186	20	206
Q3, 2004 reversal	—	—	(1)	(1)
Q3, 2004 utilization	(2,075)	(32)	(14)	(46)
Q3, 2004 reclass	—	—	(5)	(5)

Balance at 9/30/04	3,025	$240	$6	$246

The severance charges of $186 million and  $284 million were reported in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the three and nine months ended September 30, 2004, respectively.  The exit costs of $20 million and $37 million were reported in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the three and nine months ended September 30, 2004, respectively.  Included in the $20 million charge taken for exit costs in the third quarter was a $5 million charge for environmental remediation associated with the closure of the manufacturing facility in Coburg, Australia that was announced during the third quarter.  The liability related to this charge has been reported in other long-term liabilities in the accompanying Consolidated Statement of Financial Position and is disclosed in Note 6, “Commitments and Contingencies” under “Environmental.”  The severance costs and exit costs require the outlay of cash, while the long-lived asset impairments and inventory write-downs represent non-cash items.  During the second and third quarters of 2004, the Company made $44 million of severance payments and $25 million of exit costs payments related to the 2004-2006 Restructuring Program.  The $1 million reversal recorded in the third quarter of 2004 resulted from the settlement of a lease obligation at a lower cost than originally anticipated and is included in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the three and nine months ended September 30, 2004.  As a result of the initiatives already implemented under the 2004-2006 Restructuring Program, severance payments will be paid during periods through 2006 since, in many instances, the employees whose positions were eliminated can elect or are required to receive their payments over an extended period of time.  Most exit costs are expected to be paid during 2004.  However, certain costs, such as long-term lease payments, will be paid over periods after 2004.

As a result of initiatives implemented under the 2004-2006 Restructuring Program, the Company recorded $31 million and $56 million of accelerated depreciation on long-lived assets in cost of goods sold in the accompanying Consolidated Statement of Earnings for the three and nine months ended September 30, 2004, respectively.  The accelerated depreciation relates to long-lived assets accounted for under the held and used model of SFAS No. 144.  Accelerated depreciation represents a non-cash item.  The third quarter amount of $31 million relates to $12 million of photofinishing facilities and equipment, $18 million of manufacturing facilities and equipment and $1 million of administrative facilities and equipment that will be used until their abandonment.  The year-to-date amount of $56 million relates to $26 million of photofinishing facilities and equipment, $29 million of manufacturing facilities and equipment, and $1 million of administrative facilities and equipment that will be used until their abandonment.  The Company will incur accelerated depreciation charges of  approximately $82 million in the fourth quarter of 2004 as a result of the initiatives already implemented under the 2004-2006 Restructuring Program.

Third Quarter, 2003 Restructuring Program

During the third quarter of 2003, the Company announced its intention to implement a series of cost reduction actions during the last two quarters of 2003 and the first two quarters of 2004, which were expected to result in pre-tax charges totaling $350 million to $450 million.  It was anticipated that these actions would result in a reduction of approximately 4,500 to 6,000 positions worldwide primarily relating to the rationalization of global manufacturing assets, reduction of corporate administration and research and development, and the consolidation of the infrastructure and administration supporting the Company’s consumer imaging and professional products and services operations.

The Company implemented certain actions under this Program during the first quarter of 2004.  As a result of these actions, the Company recorded charges of $56 million in the first quarter of 2004, which was composed of severance, exit costs, long-lived asset impairments and inventory write-downs of $43 million, $7 million, $4 million and $2 million, respectively.  The severance costs related to the elimination of approximately 2,000 positions, including approximately 850 photofinishing positions, 775 manufacturing positions and 375 administrative positions.  The geographic composition of the positions to be eliminated includes approximately 1,100 in the United States and Canada and 900 throughout the rest of the world.  The reduction of the 2,000 positions and the $50 million charges for severance and exit costs are reflected in the Third Quarter, 2003 Restructuring Program table below.  The $4 million charge for long-lived asset impairments was included in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the nine months ended September 30, 2004.  The charges taken for inventory write-downs of $2 million were reported in cost of goods sold in the accompanying Consolidated Statement of Earnings for the nine months ended September 30, 2004.

The following table summarizes the activity with respect to the severance charges and exit costs recorded in connection with the focused cost reduction actions that the Company has committed to under the Third Quarter, 2003 Restructuring Program and the remaining balances in the related reserves at September 30, 2004:

(dollars in millions)

	Number of Employees	Severance Reserve	Exit Costs Reserve	Total

Q3, 2003 charges	1,700	$123	$—	$123
Q3, 2003 utilization	(100)	(3)	—	(3)

Balance at 9/30/03	1,600	120	—	120
Q4, 2003 charges	2,150	108	40	148
Q4, 2003 utilization	(2,025)	(48)	(28)	(76)

Balance at 12/31/03	1,725	180	12	192
Q1, 2004 charges	2,000	43	7	50
Q1, 2004 reversal	—	(2)	—	(2)
Q1, 2004 utilization	(2,075)	(72)	(5)	(77)

Balance at 3/31/04	1,650	149	14	163
Q2, 2004 reversal	—	(2)	(2)	(4)
Q2, 2004 utilization	(1,375)	(62)	(2)	(64)

Balance at 6/30/04	275	85	10	95
Q3, 2004 reversal	—	(2)	—	(2)
Q3, 2004 utilization	(225)	(25)	(2)	(27)

Balance at 9/30/04	50	$58	$8	$66

The severance charges of $43 million and the exit costs of $7 million taken in the first quarter of 2004 were reported in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the nine months ended September 30, 2004.  The severance costs and exit costs require the outlay of cash.  The Company made $159 million of severance payments and $9 million of exit cost payments related to the Third Quarter, 2003 Restructuring Program during the first three quarters of 2004.  In addition, the Company reversed $2 million of severance reserves during the third quarter of 2004, for a total of $6 million for the first three quarters of 2004, as severance payments to terminated employees were less than originally estimated.  Accordingly, severance reserve reversals of $2 million and $6 million were recorded in restructuring and other in the accompanying Consolidated Statement of Earnings for the three and nine months ended Septembe r 30, 2004, respectively.  During the nine months ended September 30, 2004, $2 million of exit costs reserves were reversed as the Company was able to settle a lease obligation for an amount that was less than originally estimated.  This reversal was included in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the nine months ended September 30, 2004.  The remaining severance payments relating to initiatives already implemented under the Third Quarter, 2003 Restructuring Program will be paid during periods through 2005 since, in many instances, the employees whose positions were eliminated can elect or are required to receive their severance payments over an extended period of time.  Most exit costs are expected to be paid during 2004.  However, certain costs, such as long-term lease payments, will be paid over periods after 2004.

As a result of initiatives implemented under the Third Quarter, 2003 Restructuring Program, the Company recorded $3 million and $23 million of accelerated depreciation on long-lived assets in cost of goods sold in the accompanying Consolidated Statement of Earnings for the three and nine months ended September 30, 2004, respectively.  The accelerated depreciation relates to long-lived assets accounted for under the held and used model of SFAS No. 144.  Accelerated depreciation represents a non-cash item.  The third quarter amount of $3 million relates to manufacturing facilities and equipment that will be used until their abandonment.  The year-to-date amount of $23 million relates to $16 million of manufacturing facilities and equipment and $7 million of photofinishing facilities and equipment that will be used until their abandonment.  The Company will incur accelerated depreciation charges of approximately $1 million in the fourth quarter of 2004, as a result of the initiatives already implemented under the Third Quarter, 2003 Restructuring Program.

As of the end of the first quarter of 2004, the Company had committed to all of the initiatives originally contemplated under the Third Quarter, 2003 Restructuring Program.  The Company committed to the elimination of a total of 5,850 positions under the Third Quarter, 2003 Restructuring Program.  The remaining 50 positions to be eliminated under the Third Quarter, 2003 Restructuring Program are expected to be completed during 2004.

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

The following table summarizes the activity with respect to the severance and exit costs charges recorded in connection with the focused cost reduction actions that the Company has committed to under the First Quarter, 2003 Restructuring Program and the remaining balances in the related reserves at September 30, 2004:

(dollars in millions)

	Number of Employees	Severance Reserve	Exit Costs Reserve	Total

Q1, 2003 charges	425	$28	$—	$28
Q1, 2003 utilization	(150)	(2)	—	(2)

Balance at 3/31/03	275	26	—	26
Q2, 2003 charges	500	20	4	24
Q2, 2003 utilization	(500)	(13)	—	(13)

Balance at 6/30/03	275	33	4	37
Q3, 2003 charges	925	19	4	23
Q3, 2003 utilization	(400)	(12)	(1)	(13)

Balance at 9/30/03	800	40	7	47
Q4, 2003 utilization	(625)	(17)	(3)	(20)

Balance at 12/31/03	175	23	4	27
Q1, 2004 reversal	—	(1)	—	(1)
Q1, 2004 utilization	(150)	(11)	(3)	(14)

Balance at 3/31/04	25	11	1	12
Q2, 2004 utilization	—	(2)	—	(2)

Balance at 6/30/04	25	9	1	10
Q3, 2004 utilization	(25)	(1)	(1)	(2)

Balance at 9/30/04	0	$8	$0	$8

The severance and exit costs require the outlay of cash.  During the first three quarters of 2004, the Company made severance payments of $14 million, and exit cost payments of $4 million related to the First Quarter, 2003 Restructuring Program.  In addition, the Company reversed $1 million of excess severance reserves.  This reversal was included in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the nine months ended September 30, 2004.  The remaining severance payments will be paid during periods through 2005 since, in many instances, the employees whose positions were eliminated can elect or are required to receive their severance payments over an extended period of time.

As a result of initiatives implemented under the First Quarter, 2003 Restructuring Program, the Company recorded $7 million of accelerated depreciation on long-lived assets in cost of goods sold in the accompanying Consolidated Statement of Earnings for the nine months ended September 30, 2004.  The accelerated depreciation relates to long-lived assets accounted for under the held and used model of SFAS No. 144.  Accelerated depreciation represents a non-cash item.  The year-to-date amount of $7 million relates to lab equipment used in photofinishing that was used until its abandonment.

As of the end of the third quarter of 2003, the Company had committed to all of the initiatives originally contemplated under the First Quarter, 2003 Restructuring Program.  A total of 1,850 positions were eliminated as a result of the initiatives implemented under the First Quarter, 2003 Restructuring Program.

Phogenix Restructuring Program

The Company recorded $17 million of charges in the second quarter of 2003 associated with the Company’s exit from the D&FIS segment’s Phogenix joint venture with Hewlett Packard.  At September 30, 2004, the exit costs reserve, which represented the only cash portion of the charge, amounted to $3 million.  During the second quarter of 2004, the Company reversed $3 million of exit costs reserves as a result of actual shutdown costs being lower than estimated.  This reversal was included in the restructuring costs and other in the accompanying Consolidated Statement of Earnings for the nine months ended September 30, 2004.  The remaining exit costs, which represent long-term lease payments, will be paid during 2004 and beyond.

Fourth Quarter, 2002 Restructuring Program

At September 30, 2004, the Company had remaining severance and exit costs reserves of $2 million and $2 million, respectively, relating to the planned Program of focused cost reduction initiatives it announced during the Fourth Quarter of 2002.  All actions anticipated under this Program were completed by the end of the third quarter of 2003 and resulted in the elimination of a total of 1,825 positions.

The severance and exit costs require the outlay of cash.  During the first three quarters of 2004, approximately $10 million of severance payments were made under the Fourth Quarter, 2002 Restructuring Program.  During the first three quarters of 2004, approximately $2 million of exit cost payments were made under the Fourth Quarter, 2002 Restructuring Program.  In addition, approximately $4 million of excess exit costs reserves were reversed and included in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the nine months ended September 30, 2004, as the cost to shut down facilities was less than originally estimated.  The remaining severance payments will be paid during periods through 2005 since, in many instances, the employees whose positions were eliminated could elect or were required to receive their severance payments over an extended period of time.  Most of the remaining exit costs, which represent long-term lease payments, will be paid during 2004 and beyond.

NOTE 9:  RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

The components of net pension expense (income) for all major funded and unfunded U.S. and Non-U.S. defined benefit plans for the three and nine months ended September 30 are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,

(in millions)	2004		2003		2004		2003

	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.

Service cost	$29	$10	$29	$9	$91	$27	$90	$29
Interest cost	96	39	103	36	293	115	305	109
Expected return on plan assets	(134)	(42)	(145)	(44)	(409)	(125)	(436)	(130)
Amortization of:
Transition obligation (asset)	—	(1)	—	(1)	—	(1)	1	(2)
Prior service cost	—	(4)	1	(7)	1	(14)	1	(22)
Actuarial loss	6	10	1	8	17	34	3	22

	(3)	12	(11)	1	(7)	36	(36)	6
Special termination benefits	—	—	—	2	—	1	—	15
Curtailment charge (credit)	—	—	—	—	8	(5)	—	—

Net pension (income) expense	(3)	12	(11)	3	1	32	(36)	21
Other plans including unfunded plans	—	5	—	4	—	15	—	14

Total net pension (income) expense	$(3)	$17	$(11)	$7	$1	$47	$(36)	$35

For the three months ended September 30, 2004 there were no special termination benefits or curtailment charges.  For the three months ended September 30, 2003, there were special termination benefits and curtailment charges in the aggregate of $2 million that were incurred as a result of the Company’s restructuring actions and, therefore, have been included in restructuring costs and other in the Consolidated Statement of Earnings for that period.  For the nine months ended September 30, 2004 and 2003, special termination benefits and curtailment charges in the aggregate of $4 million and $15 million, respectively, were incurred as a result of the Company’s restructuring actions and, therefore, have been included in restructuring costs and other in the Consolidated Statement of Earnings for the respective periods.

As a result of the cumulative impact of the ongoing position eliminations under its Third Quarter, 2003 and 2004-2006 Restructuring Programs, as disclosed in Note 8, the Company incurred curtailment gains and losses with respect to certain of its retirement plans in the first three quarters of 2004.  These curtailment events, as well as the merger of two of the Company’s major non-U.S. plans, resulted in the remeasurement of the respective plans’ obligations, which impacted the accounting for the additional minimum pension liabilities.  As a result of these remeasurements, the Company was required to increase its additional minimum pension liabilities by a net of $37 million during the first three quarters of 2004.  This increase is reflected in the postretirement liabilities component within the accompanying Consolidated Statement of Financial Position as of September 30, 2004.  The net-of-tax amount of $27 million relating to the recording of the additional minimum pension liabilities is reflected in the accumulated other comprehensive loss component within the accompanying Consolidated Statement of Financial Position as of September 30, 2004.

The Company made contributions (funded plans) or paid benefits (unfunded plans) totaling approximately $98 million relating to its major U.S. and non-U.S. defined benefit pension plans in the first three quarters of 2004.  The Company expects its contribution (funded plans) and benefit payment (unfunded plans) requirements for its major U.S. and non-U.S. defined benefit pension plans for the balance of 2004 to be approximately $21 million.

The components of net postretirement benefit cost for the Company’s U.S., United Kingdom and Canada postretirement benefit plans, which represent the Company’s major postretirement medical plans, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

(in millions)	2004	2003	2004	2003

Components of net postretirement benefit cost
Service cost	$4	$4	$12	$13
Interest cost	46	56	146	170
Amortization of:
Prior service cost	(15)	(17)	(44)	(48)
Actuarial loss	19	17	70	57

	54	60	184	192
Curtailment credit	—	—	(25)	—

Total net postretirement benefit cost	$54	$60	$159	$192

During the quarter ended June 30, 2004, the Company adopted the provisions of FSP 106-2 with respect to its U.S. postretirement plan, which resulted in a remeasurement of the plan’s accumulated projected benefit obligation (APBO) as of April 1, 2004.  The remeasurement of the APBO as of April 1, 2004 takes into account the impact of the subsidy the Company will receive under the Act and certain actuarial assumption changes including (1) changes in participation rates, (2) a decrease in the Company’s Medicare plan premiums and (3) a decrease in the discount rate from 6.00% to 5.75%.  The actuarially determined impact of the subsidy reduced the APBO by approximately $228 million.  The effect of the subsidy on the measurement of the net periodic postretirement benefit cost was to reduce the cost by approximately $13 million and $27 million for the three and nine months ended September 30, 2004, respectively as follows:

	Three Months Ended September 30, 2004

(in millions)	Effect of Subsidy	Effect of Assumption Changes	Total

Service cost	$—	$—	$—
Interest cost	4	3	7
Amortization of the actuarial gain	4	2	6

	$8	$5	$13

	Nine Months Ended September 30, 2004

(in millions)	Effect of Subsidy	Effect of Assumption Changes	Total

Service cost	$—	$1	$1
Interest cost	8	6	14
Amortization of the actuarial gain	8	4	12

	$16	$11	$27

The Company paid benefits totaling approximately $203 million relating to its U.S., United Kingdom and Canada postretirement benefit plans in the first nine months of 2004.  The Company expects to pay benefits of $61 million for its U.S., United Kingdom and Canada postretirement plans for the balance of 2004.

NOTE 10:  EARNINGS PER SHARE

Options to purchase 36.0 million and 40.0 million shares of common stock at weighted average per share prices of $49.25 and $48.78 for the three months ended September 30, 2004 and 2003, respectively, and options to purchase 36.3 million and 34.9 million shares of common stock at weighted average per share prices of $49.15 and $52.64 for the nine months ended September 30, 2004 and 2003, respectively, were outstanding during the periods presented but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares for the respective periods.

NOTE 11:  SHAREHOLDERS’ EQUITY

The Company has 950 million shares of authorized common stock with a par value of $2.50 per share, of which 391 million shares had been issued as of September 30, 2004 and December 31, 2003.  Treasury stock at cost consists of approximately 105 million shares at both September 30, 2004 and December 31, 2003.

The Company accounts for its employee stock option incentive plans under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and the related interpretations under Financial Accounting Standards Board (FASB) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.”  Accordingly, no compensation cost relating to stock options is reflected in net earnings for the three months and nine months ended September 30, 2004 and 2003, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

The Company has determined the pro forma net earnings and net earnings per share information as if the fair value method of SFAS No. 123, “Accounting for Stock-Based Compensation,” had been applied to its stock-based employee compensation.  The pro forma information is as follows:

	Three Months Ended September 30		Nine Months Ended September 30

(in millions, except per share data)	2004	2003	2004	2003

Net earnings, as reported	$479	$122	$661	$246
Deduct: Total compensation expense relating to stock options determined under fair value method of all awards, net of related tax effects	(4)	(2)	(11)	(11)

Pro forma net earnings	$475	$120	$650	$235

Earnings per share:
Basic and diluted - as reported	$1.67	$.42	$2.31	$.86
Basic and diluted - pro forma	$1.66	$.42	$2.27	$.82

On March 31, 2004, the FASB issued an exposure draft on equity-based compensation, “Share-Based Payment,” proposing a new accounting standard that requires the expensing of stock options (Proposed Standard).  In accordance with an announcement made on February 18, 2004, Kodak will begin expensing stock options starting January 1, 2005 using the existing fair value recognition provisions under SFAS No. 123, “Accounting for Stock-Based Compensation.”  The Company will adopt the provisions under the Proposed Standard, in accordance with its transition guidelines, when and if the Proposed Standard is finalized.

NOTE 12:  COMPREHENSIVE INCOME

(in millions)

	Three Months Ended September 30		Nine Months Ended September 30

	2004	2003	2004	2003

Net income	$479	$122	$661	$246
Unrealized (losses) gains on available-for-sale securities	(5)	4	(11)	9
Realized and unrealized gains (losses) from hedging activity	1	13	13	3
Currency translation adjustments	32	4	(38)	207
Minimum pension liability adjustment	14	—	(27)	—

Total comprehensive income	$521	$143	$598	$465

NOTE 13:  ACQUISITIONS

On September 7, 2004, the Company completed the purchase of the imaging business of National Semiconductor Corporation, which develops and manufactures complimentary metal oxide semiconductor image sensor (CIS) devices.  The Company paid approximately $10 million cash at closing, which included all transaction related costs.  Under the terms of the acquisition, the Company has acquired certain assets, including intellectual property and equipment, and has hired approximately 50 employees that previously supported the imaging business.  This acquisition has added resources and technologies that will further strengthen the Company’s ability to design next generation CIS devices that promise to deliver improved image quality with complex on-chip image processing circuitry.

Based on the Company’s preliminary purchase price allocation, approximately $6 million was assigned to research and development assets that were written off at the date of acquisition.  This amount was determined by identifying research and development projects that had not yet reached technological feasibility and for which no alternative future uses exist.  The value of the projects identified to be in progress was determined by estimating the future cash flows from the projects once commercialized, less costs to complete development and discounting these net cash flows back to their present value.  The discount rate used for these three research and development projects was 15%.  The charges for the write-off were included as research and development costs in the Company’s Consolidated Statement of Earnings for the nine months ended September 30, 2004.

In addition, approximately $2 million of the purchase price was included in other long-term assets and $2 million was recorded in current assets in the Company’s Consolidated Statement of Financial Position at September 30, 2004.  The Company expects to complete its purchase price allocation during the fourth quarter.

On May 1, 2004, the Company completed the purchase of Heidelberger Druckmaschinen AG’s (Heidelberg) 50 percent interest in NexPress Solutions LLC, a 50/50 joint venture of Kodak and Heidelberg that makes high-end, on-demand digital color printing systems, and the equity of Heidelberg Digital LLC, a leading maker of digital black-and-white variable-data printing systems.  Kodak also announced the acquisition of NexPress GmbH, a German subsidiary of Heidelberg that provides engineering and development support, and certain inventory, assets, and employees of Heidelberg’s regional operations or market centers.  There was no consideration paid to Heidelberg at closing.  Under the terms of the acquisition, Kodak and Heidelberg agreed to use a performance-based earn-out formula whereby Kodak will make periodic payments to Heidelberg over a two-year period, if certain sales goals are met.  If all sales goals are met during the next two calendar years ending December 31, 2005, the Company will pay a maximum of $150 million in cash.  Additional payments may also be made if certain sales goals are met during a five-year period following the closing of the transaction.  This acquisition advances the Company’s strategy of diversifying its business portfolio, and accelerates its participation in the digital commercial printing industry.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.  The preliminary purchase price allocation is as follows:

At May 1, 2004 – (in millions)

Current assets	$95
Intangible assets (including in-process R&D)	9
Other non-current assets (including PP&E)	51

Total assets acquired	$155

Current liabilities	$53
Other non-current liabilities	6
Deferred taxes	32

Total liabilities assumed	$91

Net assets acquired	$64

The excess of fair value of acquired net assets over cost of $64 million represents negative goodwill and was recorded as a component of other long-term liabilities in the Company’s Consolidated Statement of Financial Position.

As of the acquisition date, management began to assess and formulate plans to restructure the NexPress-related entities.  As of September 30, 2004, management had completed its assessment and approved actions on some of the plans.  Accordingly, the Company recorded a related liability of $7 million.  This liability is included in the current liabilities amount reported above and represents restructuring charges related to the entities and net assets acquired.  As of September 30, 2004, management had not approved all plans and actions to be taken and, therefore the Company was not committed to specific actions.  Accordingly, the amount related to future actions is not estimable and has not been recorded.  However, once management approves and commits the Company to the plans, the accounting for the restructuring charges will be reflected in the purchase accounting as a reduction of negative goodwill to the extent the actions relate to the entities and the net assets acquired.  To the extent such actions relate to the Company’s historical ownership in the NexPress Solutions LLC joint venture, the restructuring charges will be reflected in the Company’s Consolidated Statement of Earnings.  This amount was $1.3 million as of September 30, 2004.

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

The preliminary purchase price allocation is as follows: (in millions)

Intangible assets	$141
Investment in Lucky	38
Deferred tax liability	(15)

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

On January 5, 2004, the Company completed its acquisition of Scitex Digital Printing (SDP) from its parent for $252 million, inclusive of cash on hand at closing which totaled approximately $13 million.  This resulted in a net cash price of approximately $239 million, inclusive of transaction costs.  SDP is the leading supplier of high-speed, continuous inkjet printing systems, primarily serving the commercial and transactional printing sectors.  Customers use SDP’s products to print utility bills, banking and credit card statements, direct mail materials, as well as invoices, financial statements and other transactional documents.  SDP now operates under the name Kodak Versamark, Inc. The acquisition will provide the Company with additional capabilities in the transactional printing and direct mail sectors while creating another path to commercialize proprietary inkjet technology.

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

Of the $95 million of acquired intangible assets, $9 million was assigned to research and development assets that were written off at the date of acquisition.  This amount was determined by identifying research and development projects that had not yet reached technological feasibility and for which no alternative future uses exist. The value of the projects identified to be in progress was determined by estimating the future cash flows from the projects once commercialized, less costs to complete development and discounting these net cash flows back to their present value.  The discount rate used for these three research and development projects was 17%.  The charges for the write-off were included as research and development costs in the Company’s Consolidated Statement of Earnings for the nine months ended September 30, 2004.

The remaining $86 million of intangible assets, which relate to developed technology, customer relationships, and trade names, have useful lives ranging from two to fourteen years.  The $15 million of goodwill will be assigned to the Graphic Communications segment and is expected to be deductible for tax purposes.

The following unaudited pro forma financial information presents the combined results of operations of the Company and the Company’s significant acquisitions since September 30, 2003, which include Kodak Versamark, NexPress, PracticeWorks and Laser-Pacific Media Corporation, as if these acquisitions had occurred as of the beginning of the periods presented.  The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of the Company that would have been reported had the acquisitions been completed as of the beginning of the periods presented, and should not be taken as representative of the future consolidated results of operations or financial condition of the Company.  Pro forma results were as follows for the three and nine months ended September 30, 2004 and 2003:

(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Net sales	$3,364	$3,515	$9,851	$9,729
Earnings from continuing operations	$47	$92	$185	$138
Basic and diluted earnings per share
from continuing operations	$.16	$.32	$.65	$.48
Number of common shares used in:
Basic earnings per share	286.6	286.5	286.6	286.5
Diluted earnings per share	286.7	286.6	286.7	286.6

The pro forma results include amortization of the intangible assets presented above and exclude the write-off of research and development assets that were acquired from the acquisitions.  The amount of research and development assets which were excluded above were $2 million and $7 million for the three months ended September 30, 2004 and 2003, respectively, and $3 million and $19 million for the nine months ended September 30, 2004 and 2003, respectively.   The pro forma results also include interest expense on debt assumed to finance the purchase of PracticeWorks.  The interest expense was calculated based on the assumption that approximately $450 million of the PracticeWorks purchase price was financed through debt with an annual interest rate of approximately 5%.

On January 22, 2004, the Company announced an offer to tender the outstanding common shares of Chinon Industries, Inc. (Chinon), a 59% majority owned subsidiary of Kodak.  Chinon is engaged in the research, development and manufacturing of digital cameras.  Acquiring the remaining interest helped Kodak increase its worldwide design and manufacturing capability for consumer digital cameras and accessories.  Kodak completed its tender offer during the second quarter.  As a result of the tender, Kodak increased its ownership of Chinon to 100% by acquiring 9.4 million shares for approximately $32 million, inclusive of transaction costs.  Approximately $19 million of the purchase price was recorded as a reduction in minority interest and the remainder reported as goodwill in the Company’s Consolidated Statement of Financial Position.  Kodak expects to complete the purchase price allocation during the fourth quarter of 2004.

During the second quarter, the Company completed the purchase price allocation related to its November 2003 acquisition of Algotec Systems Ltd. (Algotec).  As part of this allocation, the Company recorded intangible assets of approximately $15 million related to acquired developed technology and approximately $36 million of goodwill.

NOTE 14:  DISCONTINUED OPERATIONS

On August 13, 2004, the Company completed the sale of the assets and business of the Remote Sensing Systems operation, including the stock of Kodak’s wholly owned subsidiary, Research Systems, Inc. (collectively known as RSS), to ITT Industries for $725 million in cash.  RSS, a leading provider of specialized imaging solutions to the aerospace and defense community, was part of the Company’s commercial and government systems’ operation within the Commercial Imaging segment.  Its customers include NASA, other U.S. government agencies, and aerospace and defense companies.   The sale was completed on August 13, 2004.  RSS had net sales for the period July 1, 2004 through August 13, 2004 and for the three months ended September 30, 2003 of approximately $58 million and $101 million, respectively, and net sales for the period January 1, 2004 through August 13, 2004 and for the nine months ended September 30, 2003 of approximately $312 million and $294 million, respectively.  RSS had earnings before taxes for the period July 1, 2004 through August 13, 2004 and for the three months ended September 30, 2003 of approximately $2 million and $12 million, respectively, and earnings before taxes for the period January 1, 2004 through August 13, 2004 and for the nine months ended September 30, 2003 of approximately $38 million and $36 million, respectively.

The sale of RSS resulted in an after-tax gain of approximately $434 million.  The after-tax gain excludes the potential impacts from any settlement gains or losses that may be incurred in connection with the Company’s pension plan, as this amount is not currently determinable.

The contract with ITT includes a provision under which Kodak may receive up to $35 million in cash (the "Cash Amount") from ITT depending on the amount of pension plan assets that are ultimately transferred from Kodak's defined benefit pension plan trust in the U.S. to ITT. The total amount of assets that Kodak will ultimately transfer to ITT will be actuarially determined in accordance with the applicable sections under the Treasury Regulations and ERISA (the "Transferred Assets"). The Cash Amount will be equal to 50% of the amount by which the Transferred Assets exceed the maximum amount of assets that would be required to be transferred in accordance with the applicable U.S. Government Cost Accounting Standards (the "CAS Assets"), up to $35 million. Based on preliminary actuarial valuations, the estimated Cash Amount is approximately $30 million. Accordingly, the after-tax gain from the sale of RSS includes an estimated pre-tax amount of $30 million, representing the Company's estimate of the Cash Amount that will be received following the transfer of the pension plan assets to ITT. This amount has been recorded in assets of discontinued operations in the Company's Consolidated Statement of Financial Position as of September 30, 2004. Upon completion of the final actuarial valuation (expected during 2005), which will determine the Transferred Assets, the gain will be adjusted accordingly.

Total Company earnings from discontinued operations and related provisions for income tax were approximately zero for the period July 1, 2004 through August 13, 2004.  Total Company earnings from discontinued operations for the three months ended September 30, 2003 were $7 million net of a provision for income tax of $4 million.  Earnings from discontinued operations for the period January 1, 2004 through August 13, 2004 and for the nine months ended September 30, 2003 of approximately $23 million and $37 million, respectively, were net of provisions for income taxes of $15 million and  $14 million, respectively.

NOTE 15:  SEGMENT INFORMATION

During the third quarter 2004, the Company announced its intention to begin actions that will result in the repositioning of the management and product lines of the Commercial Imaging segment into other reportable segments effective January 1, 2005.  This move follows the sale of the Remote Sensing Systems operation, which was the largest operation within the Commercial Imaging segment, accounting for approximately 27% of its revenue in 2003.  The remaining Commercial Imaging businesses will be realigned as follows:

•

Document imaging products and services (document scanners, microfilm and worldwide service and support) as well as the business process services operations will move into the Graphic Communications segment.  The Graphic Communications segment will also integrate the service function of its subsidiaries - Encad, Inc., Kodak Versamark and NexPress Solutions - and those of document products into one service operation that will do business under the Kodak name.

•	The aerial and industrial materials operation will be moved into the D&FIS segment.

The Company has four reportable segments: Digital and Film Imaging Systems (D&FIS); Health Imaging; Commercial Imaging; and Graphic Communications.  The balance of the Company’s operations, which individually and in the aggregate do not meet the criteria of a reportable segment, are reported in All Other.

Segment financial information is shown below.

	Three Months Ended September 30		Nine Months Ended September 30

(in millions)	2004	2003	2004	2003

Net sales from continuing operations:
Digital & Film Imaging Systems	$2,308	$2,475	$6,635	$6,614
Health Imaging	642	571	1,945	1,727
Commercial Imaging	195	190	584	575
Graphic Communications	195	82	505	259
All Other	24	28	83	70

Consolidated total	$3,364	$3,346	$9,752	$9,245

Earnings (loss) from continuing operations before interest, other income (charges), net, and income taxes:
Digital & Film Imaging Systems	$214	$204	$460	$277
Health Imaging	102	117	323	357
Commercial Imaging	33	24	96	75
Graphic Communications	(40)	(3)	(98)	5
All Other	(49)	(18)	(110)	(56)

Total of segments	260	324	671	658
Restructuring costs and other	(264)	(185)	(507)	(285)
Donation to technology enterprise	—	(8)	—	(8)
Impairment of Burrell Companies’ net assets	—	—	—	(9)
GE settlement	—	—	—	(12)
Patent infringement claim settlement	—	—	—	(14)
Prior year acquisition settlement	—	—	—	(14)

Consolidated total	$(4)	$131	$164	$316

Earnings (loss) from continuing operations:
Digital & Film Imaging Systems	$202	$177	$416	$230
Health Imaging	96	109	284	293
Commercial Imaging	31	21	82	57
Graphic Communications	(24)	(10)	(71)	(20)
All Other	(44)	(22)	(101)	(51)

Total of segments	261	275	610	509
Restructuring costs and other	(264)	(185)	(507)	(285)
Donation to technology enterprise	—	(8)	—	(8)
Impairment of Burrell Companies’ net assets	—	—	—	(9)
GE settlement	—	—	—	(12)
Patent infringement claim settlement	—	—	—	(14)
Prior year acquisition settlement	—	—	—	(14)
Interest expense	(43)	(33)	(130)	(104)
Other corporate items	3	2	7	8
Tax benefit - donation of patents	—	—	—	8
Income tax effects on above items and taxes not allocated to segments	88	64	224	130

Consolidated total	$45	$115	$204	$209

NOTE 16:  SUBSEQUENT EVENTS

On October 7, 2004, the Company and Sun Microsystems Inc. reached a tentative agreement to settle a lawsuit filed by Kodak for infringement of three Kodak patents covering a software architecture used in Sun’s Java product.  The settlement followed an October 1, 2004 verdict in which a federal court jury found that the Kodak patents in issue were valid, that Sun infringed the patents, and that Sun’s affirmative defense was without merit.  On October 12, 2004, a final settlement agreement was signed and, pursuant to the terms of the settlement agreement, Sun paid Kodak $92 million in cash.  Under the terms of the settlement agreement, Kodak provided to Sun a non-exclusive, perpetual, paid-up license under the Kodak patents at issue.  In addition, Kodak provided to Sun non-exclusive, perpetual, paid-up licenses for certain other Kodak patents for existing and future versions of Sun’s Java technology.  The other licensed Kodak patents are limited to those Kodak patents infringed on October 12, 2004 by the current version of Sun’s Java technology.  Kodak also released Sun from any past infringement of Kodak’s patents by the Java technology, and Sun released Kodak from all counterclaims that it had asserted in the litigation.  The $92 million will be recorded in other income (charges), net in the Consolidated Statement of Earnings in the fourth quarter of 2004.

On October 22, 2004, President Bush signed the American Jobs Creation Act of 2004 (the “2004 Jobs Act”) into law.  The 2004 Jobs Act generally repeals the current U.S. federal income tax benefits associated with Foreign Sales Corporation/Extra-Territorial Income (FSC/ETI) provisions of the U.S. federal income tax law and, in certain circumstances, replaces these benefits with alternative U.S. federal income tax benefits.  Historically, pursuant to the FSC/ETI provisions, the Company’s U.S. federal income tax liability has been reduced with respect to income it receives from certain products manufactured in the United States for export and ultimate sale outside of the United States. In addition to the repeal of FSC/ETI, the Act creates a deduction for qualified domestic production activities and contains important provisions relating to the repatriation of foreign earnings.   As a result of the 2004 Jobs Act, it is expected that the Company will record in the fourth quarter, a $56 million income tax benefit relating to the reversal of a $56 million foreign tax credit valuation allowance.  At this time, additional impacts, if any, on the Company’s financial position, results of operations and cash flows as a result of the 2004 Jobs Act, including the dividend repatriation provisions, will depend upon interpretation of the 2004 Jobs Act as well as Kodak’s actual financial results and circumstances in future years, and are not currently determinable.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY

(in millions, except per share data)

	Three Months Ended September 30			Nine Months Ended September 30

	2004	2003	Change	2004	2003	Change

Net sales	$3,364	$3,346	+1%	$9,752	$9,245	+5%
(Loss) earnings from continuing operations before interest, other income(charges), net, and income taxes	(4)	131	-103	164	316	-48
Earnings from continuing operations	45	115	-61	204	209	-2
Net earnings	479	122	+293	661	246	+169
Basic and diluted earnings per share:
Continuing operations	.16	.40	-60.72		.73	-1
Discontinued operations	1.51	.02		1.59	.13
Total	1.67	.42	+298	2.31	.86	+169

Net Sales from Continuing Operations by Reportable Segment and All Other
(in millions)

	Three Months Ended September 30			Nine Months Ended September 30

	2004	2003	Change	2004	2003	Change

Digital & Film Imaging Systems
Inside the U.S.	$940	$1,009	-7%	$2,631	$2,668	-1%
Outside the U.S.	1,368	1,466	-7	4,004	3,946	+1

Total Digital & Film Imaging Systems	2,308	2,475	-7	6,635	6,614	+0

Health Imaging
Inside the U.S.	276	251	+10	811	755	+7
Outside the U.S.	366	320	+14	1,134	972	+17

Total Health Imaging	642	571	+12	1,945	1,727	+13

Commercial Imaging
Inside the U.S.	79	80	-1	237	249	-5
Outside the U.S.	116	110	+5	347	326	+6

Total Commercial Imaging	195	190	+3	584	575	+2

Graphic Communications
Inside the U.S.	100	42	+138	238	116	+105
Outside the U.S.	95	40	+138	267	143	+87

Total Graphic Communications	195	82	+138	505	259	+95

All Other
Inside the U.S.	9	12	-25	41	33	+24
Outside the U.S.	15	16	-6	42	37	+14

Total All Other	24	28	-14	83	70	+19

Consolidated total	$3,364	$3,346	+1%	$9,752	$9,245	+5%

Earnings (Loss) from Continuing Operations Before Interest, Other Income (Charges), Net, and Income Taxes by Reportable Segment and All Other
(in millions)

	Three Months Ended September 30			Nine Months Ended September 30

	2004	2003	Change	2004	2003	Change

Digital & Film Imaging Systems	$214	$204	+5%	$460	$277	+66%
Percent of Sales	9.3%	8.2%		6.9%	4.2%
Health Imaging	$102	$117	-13%	$323	$357	-10%
Percent of Sales	15.9%	20.5%		16.6%	20.7%
Commercial Imaging	$33	$24	+38%	$96	$75	+28%
Percent of Sales	16.9%	12.6%		16.4%	13.0%
Graphic Communications	$(40)	$(3)	-1,233%	$(98)	$5	-2,060%
Percent of Sales	(20.5)%	(3.7)%		(19.4)%	1.9%
All Other	$(49)	$(18)	-172%	$(110)	$(56)	-96%
Percent of Sales	(204.2)%	(64.3)%		(132.5)%	(80.0)%

Total of segments	$260	$324	-20%	$671	$658	+2%
Percent of Sales	7.7%	9.7%		6.9%	7.1%

Restructuring costs and other	(264)	(185)		(507)	(285)
Donation to technology enterprise	—	(8)		—	(8)
Impairment of Burrell Companies’ net assets	—	—		—	(9)
GE settlement	—	—		—	(12)
Patent infringement claim settlement	—	—		—	(14)
Prior year acquisition settlement	—	—		—	(14)

Consolidated total	$(4)	$131	-103%	$164	$316	-48%

Earnings (Loss) From Continuing Operations by Reportable Segment and All Other
(in millions)

	Three Months Ended September 30			Nine Months Ended September 30

	2004	2003	Change	2004	2003	Change

Digital & Film Imaging Systems	$202	$177	+14%	$416	$230	+81%
Percent of Sales	8.8%	7.2%		6.3%	3.5%
Health Imaging	$96	$109	-12%	$284	$293	-3%
Percent of Sales	15.0%	19.1%		14.6%	17.0%
Commercial Imaging	$31	$21	+48%	$82	$57	+44%
Percent of Sales	15.9%	11.1%		14.0%	9.9%
Graphic Communications	$(24)	$(10)	-140%	$(71)	$(20)	-255%
Percent of Sales	(12.3)%	(12.2)%		(14.1)%	(7.7)%
All Other	$(44)	$(22)	-100%	$(101)	$(51)	-98%
Percent of Sales	(183.3)%	(78.6)%		(121.7)%	(72.9)%

Total of segments	$261	$275	-5%	$610	$509	+20%
Percent of Sales	7.8%	8.2%		6.3%	5.5%

Restructuring costs and other	(264)	(185)		(507)	(285)
Donation to technology enterprise	—	(8)		—	(8)
Impairment of Burrell Companies’ net assets	—	—		—	(9)
GE settlement	—	—		—	(12)
Patent infringement claim settlement	—	—		—	(14)
Prior year acquisition settlement	—	—		—	(14)
Interest expense	(43)	(33)		(130)	(104)
Other corporate items	3	2		7	8
Tax benefit - donation of patents	—	—		—	8
Income tax effects on above items and taxes not allocated to above	88	64		224	130

Consolidated total	$45	$115	-61%	$204	$209	-2%

COSTS AND EXPENSES
(in millions)

	Three Months Ended September 30			Nine Months Ended September 30

	2004	2003	Change	2004	2003	Change

Gross profit	$1,075	$1,105	-3%	$3,002	$3,002	0%
Percent of Sales	32.0%	33.0%		30.8%	32.5%
Selling, general and administrative expenses	$633	$630	0%	$1,798	$1,895	-5%
Percent of Sales	18.8%	18.8%		18.4%	20.5%
Research and development costs	$219	$192	+14%	$628	$563	+12%
Percent of Sales	6.5%	5.7%		6.4%	6.1%

2004 COMPARED WITH 2003

Third Quarter

RESULTS OF OPERATIONS – CONTINUING OPERATIONS

CONSOLIDATED

Worldwide Revenues

Net worldwide sales were $3,364 million for the third quarter of 2004 as compared with $3,346 million for the third quarter of 2003, representing an increase of $18 million or 1%, or a decrease of 2% excluding the favorable impact of exchange.  The increase in net sales was primarily due to acquisitions and favorable exchange, which increased third quarter sales by approximately 5.0 and 3.0 percentage points, respectively.  The acquisitions of PracticeWorks, Kodak Versamark, NexPress and Laser Pacific contributed $164 million to third quarter sales.  These increases were partially offset by decreases in volumes of approximately 4.0 percentage points, driven primarily by declines in the film capture strategic product group (SPG) and the wholesale and retail photofinishing portions of the consumer output SPG, and declines in price/mix of approximately 3.0 percentage points, primarily driven by the consumer digital capture SPG and the film capture SPG.

Net sales in the U.S. were $1,404 million for the third quarter of 2004 as compared with $1,394 million for the prior year quarter, representing an increase of $10 million, or 1%.  Net sales outside the U.S. were $1,960 million for the current quarter as compared with $1,952 million for the third quarter of 2003, representing an increase of $8 million, or unchanged as reported, or a decrease of 4% excluding the favorable impact of exchange.

Digital Strategic Product Groups’ Revenues

The Company’s digital product sales (excluding new technologies) were $1,239 million for the current quarter as compared with $894 million for the third quarter of 2003, representing an increase of $345 million, or 39%, primarily driven by the consumer digital capture SPG, the kiosks/media portion of the consumer output SPG, the home printing SPG, and digital acquisitions which include PracticeWorks, Laser Pacific, Kodak Versamark, and NexPress.  Excluding acquisitions, digital product sales increased 20% year over year.

Traditional Strategic Product Groups’ Revenues

Net sales of the Company’s traditional products were $2,119 million for the current quarter as compared with $2,445 million for the third quarter of 2003, representing a decrease of $326 million, or 13%, primarily driven by declines in the film capture SPG and the wholesale and retail photofinishing portions of the consumer output SPG.

Foreign Revenues

The Company’s operations outside the U.S. are reported in three regions: (1) the Europe, Africa and Middle East region (EAMER), (2) the Asia Pacific region and (3) the Canada and Latin America region.  Net sales in the EAMER region were $1,017 million for the third quarter of 2004 as compared with $1,040 million for the prior year quarter, representing a decrease of $23 million, or 2% as reported, or a decrease of 9% excluding the favorable impact of exchange.  Net sales in the Asia Pacific region were $629 million for the current quarter as compared with $591 million for the prior year quarter, representing an increase of $38 million, or 6% as reported, or an increase of 3% excluding the favorable impact of exchange.  Net sales in the Canada and Latin America region were $314 million in the current quarter as compared with $321 million for the third quarter of 2003, representing a decrease of $7 million, or 2% as reported, or a decrease of 4% excluding the favorable impact of exchange.

The Company’s major emerging markets include China, Brazil, Mexico, Russia, India, Korea, Hong Kong and Taiwan.  Net sales in emerging markets were $739 million for the third quarter of 2004 as compared with $677 million for the prior year quarter, representing an increase of $62 million, or 9% as reported, and 9% excluding the impact of exchange.  The emerging market portfolio accounted for approximately 22% of Kodak’s worldwide sales and 38% of Kodak’s non-U.S. sales in the quarter.  The increase in emerging market sales was primarily attributable to sales growth in China, Mexico, India, and Russia of 20%, 11%, 9%, and 8%, respectively.  Brazil recorded sales declines of 2%.

Strong sales increases in China and India were the result of strong business performance for most of the Company’s operations in those areas.  The increase in sales in Russia is a result of the Company’s efforts to expand the distribution channels for Kodak products and services.

Gross Profit

Gross profit was $1,075 million for the third quarter of 2004 as compared with $1,105 million for the third quarter of 2003, representing a decrease of $30 million, or 3%.  The gross profit margin was 32.0% in the current quarter as compared with 33.0% in the prior year quarter.  The 1.0 percentage point decrease was primarily attributable to declines due to price/mix, driven primarily by the consumer digital capture SPG and the film capture SPG, which reduced gross profit margins by approximately 3.5 percentage points.  These decreases were partially offset by: (1) manufacturing cost, which favorably impacted gross profit margins by approximately 2.0 percentage points, and (2) acquisitions, which favorably impacted gross profit margins by approximately 0.5 percentage points.  There was no impact from foreign exchange.  The impact of manufacturing cost to gross profit includes charges relating to accelerated depreciation and inventory write-downs of $37 million in the current quarter and $33 million in the prior year quarter relating to focused cost reduction actions.  During the third quarter of 2004, the Company’s gross profit was favorably impacted by a LIFO liquidation of approximately $17 million versus $12 million in the third quarter of 2003.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) were $633 million for the third quarter of 2004 as compared with $630 million for the prior year quarter, representing an increase of $3 million.  SG&A remained unchanged as a percentage of sales at 18.8% for the third quarter of 2004 compared with the prior year quarter.  In the current year quarter, unfavorable exchange of $16 million and acquisition related SG&A of $66 million were mostly offset by the savings from the Company’s ongoing cost reduction actions.  The prior year quarter included charges of $8 million relating to a donation to Infotonics.

Research and Development Costs

Research and development costs (R&D) were $219 million for the third quarter of 2004 as compared with $192 million for the third quarter of 2003, representing an increase of $27 million, or 14%.  R&D as a percentage of sales increased from 5.7% in the third quarter of 2003 to 6.5% in the current quarter.  The increase in R&D is primarily attributable to acquisition related R&D, increased investments for digital growth initiatives, and a $6 million charge for in-process R&D relating to the acquisition of the imaging business of National Semiconductor Corporation.

Earnings (Losses) From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

Losses from continuing operations before interest, other income (charges), net, and income taxes for the third quarter of 2004 were $4 million as compared with earnings of $131 million for the third quarter of 2003, representing a decrease of $135 million, or 103%.  This decrease is attributable to the reasons described above.

Interest Expense

Interest expense for the third quarter of 2004 was $43 million as compared with $33 million for the prior year quarter, representing an increase of $10 million, or 30%.  Higher interest expense is a result of higher year over year interest rates, as the Company has replaced its commercial paper borrowings with long-term debt issued in the fourth quarter of 2003.

Other Income (Charges), Net

The other income (charges) component includes investment income, income and losses from equity investments, foreign exchange, and gains and losses on the sales of assets and investments.  Other income for the current quarter was $20 million as compared with other charges of $9 million for the third quarter of 2003.  The improvement is primarily attributable to the fact that in the prior period the NexPress investments were accounted for under the equity method and included in other income (charges).  As a result of the Company’s purchase of Heidelberg’s 50% interest in the NexPress joint venture, which closed on May 1, 2004, NexPress is consolidated in the Company’s Statement of Earnings and included in the Graphics Communications segment.

Income Tax Provision (Benefit)

The Company’s estimated annual effective tax rate from continuing operations decreased from 17.5% for the prior year third quarter to 12.0% for the third quarter of 2004.  This decrease is primarily attributable to expected increased earnings from operations in certain lower-taxed jurisdictions outside the U.S. relative to total consolidated earnings and the expected full-year earnings impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which is not taxable.

During the third quarter of 2004, the Company recorded a tax benefit of $72 million on $27 million of pre-tax loss from continuing operations.  The tax benefit of $72 million for the quarter differs from the tax benefit of $3 million that results from applying the estimated annual effective tax rate to the pre-tax loss from continuing operations of $27 million due to:  (1) the year-to-date impact through June 30, 2004 of the decrease in the estimated annual effective tax rate from continuing operations from 15.5% to 12.0% ($12 million, or $.04 per share) and (2) discrete period tax benefits of $89 million.  These discrete period tax benefits resulted from the following: recording of tax benefits of $87 million associated with the net focused cost reduction charges of $264 million and tax benefits of $2 million associated with purchased in-process research and development costs of $6 million from the acquisition of the imaging business of National Semiconductor Corporation.  The focused cost reduction charges were incurred in jurisdictions that have tax rates that are greater than the estimated annual effective tax rate.

Earnings From Continuing Operations

The earnings from continuing operations for the third quarter of 2004 were $45 million, or $.16 per basic and diluted share, as compared with earnings from continuing operations for the third quarter of 2003 of $115 million, or $.40 per basic and diluted share, representing a decrease of $70 million, or 61% year over year.  This decrease in earnings from continuing operations is attributable to the reasons described above.

DIGITAL & FILM IMAGING SYSTEMS

Worldwide Revenues

Net worldwide sales for the Digital & Film Imaging Systems (D&FIS) segment were $2,308 million for the third quarter of 2004 as compared with $2,475 million for the third quarter of 2003, representing a decrease of $167 million, or 7% as reported, or a decrease of 9% excluding the favorable impact of exchange.  The decrease in net sales was comprised of decreases in volume, driven primarily by declines in the film capture SPG and the wholesale and retail photofinishing portions of the consumer output SPG, which reduced net sales by approximately 6.5 percentage points, and price/mix declines, driven by the consumer digital capture SPG and the traditional film capture SPG, which reduced net sales by approximately 3.5 percentage points.  These decreases were partially offset by favorable exchange, which contributed approximately 3.0 percentage points to net sales, and the acquisition of Laser-Pacific Media Corporation, which contributed approximately $9 million, or 0.4 percentage points, to net sales for the quarter.

D&FIS segment net sales in the U.S. were $940 million for the current quarter as compared with $1,009 million for the third quarter of 2003, representing a decrease of $69 million, or 7%.  D&FIS segment net sales outside the U.S. were $1,368 million for the third quarter of 2004 as compared with $1,466 million for the prior year quarter, representing a decrease of $98 million, or 7% as reported, or a decrease of 11% excluding the favorable impact of exchange.

Digital Strategic Product Groups’ Revenues

D&FIS segment digital product sales were $593 million for the current quarter as compared with $438 million for the third quarter of 2003, representing an increase of $155 million, or 35%, primarily driven by the consumer digital capture SPG, the Picture Maker kiosks/media portion of the consumer output SPG, and the home printing SPG.  Net worldwide sales of consumer digital capture products, which include consumer digital cameras, accessories, memory products, and royalties, increased 41% in the third quarter of 2004 as compared with the prior year quarter, primarily reflecting strong volume increases and favorable exchange, partially offset by negative price/mix.  Sales continue to be driven by strong consumer acceptance of the EasyShare digital camera system and the success of new digital camera product introductions during the quarter.

Year to date through August, the Company gained worldwide digital camera unit market share when compared with the prior year.  While complete data for third quarter market share is not yet available, all indications are that Kodak gained digital camera market share in the U.S. on a unit basis year over year for the full quarter.  For the full year, the Company expects to be profitable for the consumer digital capture SPG.

Net worldwide sales of Picture Maker kiosks and related media increased 41% in the third quarter of 2004 as compared with the third quarter of 2003, as a result of strong volume increases and favorable exchange.  Sales continue to be driven by strong market acceptance of Kodak’s new generation of kiosks and an increase in consumer demand for digital printing at retail.  However, due to better than expected market demand for this product, the consumables portion of this business will remain somewhat capacity constrained throughout the remainder of the year, which will restrain equipment sales.

Net worldwide sales from the home printing solutions SPG, which includes inkjet photo paper and printer docks/media, increased 37% in the current quarter as compared with the third quarter of 2003, driven by sales of printer docks and associated thermal media.  Kodak’s Printer Dock product maintained its number one U.S. market share position on a unit basis in the 4x6 photo printer category through August.  During the quarter, inkjet paper sales declined year over year due to a combination of slowing industry growth and lower market share.  Despite share losses, the Company was able to maintain its top two-market share position in the U.S. during the quarter.

Traditional Strategic Product Groups’ Revenues

D&FIS segment traditional product sales were $1,715 million for the current quarter as compared with the $2,037 million for the third quarter of 2003, representing a decrease of $322 million or 16%, primarily driven by declines in the film capture and consumer output SPGs.  Net worldwide sales of the film capture SPG, including consumer roll film (35mm and APS film), one-time-use cameras (OTUC), professional films, reloadable traditional film cameras and batteries/videotape, decreased 20% in the third quarter of 2004 as compared with the third quarter of 2003, primarily reflecting volume declines and negative price/mix, partially offset by favorable exchange.

U.S. consumer film industry sell-through volumes decreased approximately 20% in the third quarter of 2004 as compared with the prior year quarter.  Kodak’s sell-in consumer film volumes declined 24% as compared with the prior year quarter, reflecting a decrease in U.S. retailers’ inventories.

As previously announced, the Company anticipates that for full year 2004, the worldwide consumer film industry volumes will contract in the 10% to 12% range, with U.S. volumes declining 18% to 20%.  For full year 2005, worldwide consumer film industry volumes could decline as much as 20%, with U.S. volumes declining as much as 30%.

Net worldwide sales for the retail photofinishing SPG, which includes color negative paper, minilab equipment and services, chemistry, and photofinishing services at retail, decreased 13% in the third quarter of 2004 as compared with the third quarter of 2003, primarily reflecting volume declines and negative price/mix, partially offset by favorable exchange.  Sales increases were recorded for retail photofinishing equipment during the quarter.

Net worldwide sales for the wholesale photofinishing SPG, which includes color negative paper, equipment, chemistry, and photofinishing services at Qualex in the U.S. and CIS (Consumer Imaging Services) outside the U.S., decreased 29% in the third quarter of 2004 as compared with the third quarter of 2003, primarily reflecting lower volumes and negative price/mix, partially offset by favorable exchange.

Net worldwide sales for the entertainment film SPGs, including origination and print films to the entertainment industry increased 11%, primarily reflecting volume increases, favorable exchange and positive price/mix.  Color negative films benefited from continuing robust market demand and color print films experienced continued expansion resulting from international motion picture releases.

Gross Profit

Gross profit for the D&FIS segment was $724 million for the third quarter of 2004 as compared with $807 million for the prior year quarter, representing a decrease of $83 million or 10%.  The gross profit margin was 31.4% in the current year quarter as compared with 32.6% in the prior year quarter.  The 1.2 percentage point decline was comprised of decreases attributable to price/mix, driven by the consumer digital capture SPG and the film capture SPG, which reduced gross profit margins by approximately 5.0 percentage points.  This decrease was partially offset by the positive results from initiatives to reduce manufacturing costs, which improved gross profit margins by approximately 4.0 percentage points.  Foreign exchange had no impact.

Selling, General and Administrative Expenses

SG&A expenses for the D&FIS segment decreased $62 million, or 13%, from $485 million in the third quarter of 2003 to $423 million in the current quarter, and decreased as a percentage of sales from 19.6% for the third quarter of 2003 to 18.3% for the current quarter.  Ongoing cost reduction actions more than offset a negative impact from exchange of $12 million and acquisition related SG&A of $2 million.

Research and Development Costs

R&D costs for the D&FIS segment decreased $31 million, or 26%, from $118 million in the third quarter of 2003 to $87 million in the current quarter and decreased as a percentage of sales from 4.8% in the prior year quarter to 3.8% in the current year quarter.  The decrease in R&D year over year was primarily attributable to spending reductions related to traditional products and services, partially offset by increased investments for digital products.

Earnings (Losses) From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

Earnings from continuing operations before interest, other income (charges), net, and income taxes for the D&FIS segment increased $10 million, or 5%, from $204 million in the third quarter of 2003 to $214 million in the third quarter of 2004, primarily as a result of the factors described above.

HEALTH IMAGING

On October 7, 2003, the Company announced that it completed the acquisition of all of the outstanding shares of PracticeWorks, Inc., a leading provider of dental practice management software.  As part of this transaction, Kodak also acquired 100% of PracticeWorks’ Paris-based subsidiary, Trophy Radiologie, S.A., a developer and manufacturer of dental digital radiography equipment, which PracticeWorks purchased in December 2002.  The acquisition of PracticeWorks and Trophy is expected to contribute approximately $200 million in sales to the Health Imaging segment during the first full year.  During the third quarter of 2004, PracticeWorks contributed $47 million in sales to Health Imaging’s revenues.

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

Worldwide Revenues

Net worldwide sales for the Health Imaging segment were $642 million for the third quarter of 2004 as compared with $571 million for the prior year quarter, representing an increase of $71 million, or 12% as reported, or an increase of 9% excluding the favorable impact of exchange.  The increase in sales was comprised of: (1) an increase in volume of approximately 4.0 percentage points, driven primarily by volume increases in the digital capture and output SPGs, and the services SPG, (2) the PracticeWorks acquisition, which contributed $47 million or approximately 8.0 percentage points to third quarter sales, and (3) an increase from favorable exchange of approximately 3.0 percentage points.  These increases were partially offset by decreases attributable to price/mix of approximately 2.5 percentage points, primarily driven by the traditional medical film portion of the film capture and output SPG and the digital capture SPG.

Net sales in the U.S. were $276 million for the current quarter as compared with $251 million for the third quarter of 2003, representing an increase of $25 million, or 10%.  Net sales outside the U.S. were $366 million for the third quarter of 2004 as compared with $320 million for the prior year quarter, representing an increase of $46 million, or 14% as reported, or an increase of 9% excluding the favorable impact of exchange.

Digital Strategic Product Groups’ Revenues

Health Imaging segment digital sales, which include laser printers (DryView imagers and wet laser printers), digital media (DryView and wet laser media), digital capture equipment (computed radiography capture equipment and digital radiography equipment), services, dental practice management software and Picture Archiving and Communications Systems (PACS), were $410 million for the current quarter as compared with $330 million for the third quarter of 2003, representing an increase of $80 million, or 24%, reflecting volume increases and favorable exchange, partially offset by negative price/mix.  The increase in digital product sales was primarily attributable to the PracticeWorks acquisition, the services SPG and the digital media portion of the digital output SPG.

Traditional Strategic Product Groups’ Revenues

Health Imaging segment traditional product sales, including analog film, equipment, chemistry and services, were $231 million for the current quarter as compared with $241 million for the third quarter of 2003, representing a decrease of $10 million or 4%.  The primary driver was lower volumes and price/mix for the film capture and output SPG, partially offset by favorable exchange.

Gross Profit

Gross profit for the Health Imaging segment was $268 million for the third quarter of 2004 as compared with $250 million in the prior year quarter, representing an increase of $18 million, or 7%.  The gross profit margin was 41.7% in the current quarter as compared with 43.8% in the third quarter of 2003.  The decrease in the gross profit margin of 2.1 percentage points was principally attributable to:  (1) manufacturing costs, which decreased gross profit margins by approximately 2.5 percentage points, and  (2) price/mix, which negatively impacted gross profit margins by 2.0 percentage points, driven by the traditional medical film portion of the film capture and output SPG and the digital capture SPG.  These decreases were partially offset by (1) increases due to the PracticeWorks acquisition, which increased gross profit margins by approximately 1.5 percentage points, and (2) favorable exchange, which contributed approximately 1.0 percentage points to the gross profit margins.

Selling, General and Administrative Expenses

SG&A expenses for the Health Imaging segment increased $24 million, or 26%, from $89 million in the third quarter of 2003 to $113 million for the current quarter, and increased as a percentage of sales from 15.6% to 17.6%.  The increase in SG&A expenses is primarily attributable to $23 million associated with the PracticeWorks acquisition.

Research and Development Costs

Third quarter R&D costs increased $10 million, or 23%, from $43 million in the third quarter of 2003 to $53 million in the current quarter, and increased as a percentage of sales from 7.5% to 8.2%.  The increase in R&D expenses is primarily attributable to increased spending to drive growth in selected areas of the product portfolio and $2 million associated with the PracticeWorks acquisition.

Earnings (Losses) From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

Earnings from continuing operations before interest, other income (charges), net, and income taxes for the Health Imaging segment decreased $15 million, or 13%, from $117 million for the prior year quarter to $102 million for the third quarter of 2004.  The decrease in earnings reflects the impact of lower gross profit margins, increased SG&A, and increased investment for growth in R&D.  The operating earnings margin rate is within the expected mid to upper teen range predicted earlier this year.

COMMERCIAL IMAGING

On February 9, 2004 Kodak announced its intention to sell the Remote Sensing Systems (RSS) operation to ITT Industries for $725 million in cash.  This transaction closed during the third quarter of 2004.  The RSS business was part of Kodak’s commercial and government systems operation.  The results of the Commercial Imaging segment for the three months ended September 30, 2004 and 2003 exclude the financial performance of Kodak’s RSS business, which is accounted for in discontinued operations.  Certain overhead costs that were previously allocated to the RSS business that were not eliminated as a result of the sale are still being reported within the Commercial Imaging segment up through the completion of the divestiture, as the Commercial Imaging segment managed the RSS business until the ultimate completion of the divestiture on August 13, 2004.  Subsequent overhead costs have been allocated to all of the existing segments.

Worldwide Revenues

Net worldwide sales for the Commercial Imaging segment were $195 million for the third quarter of 2004 as compared with $190 million for the prior year quarter, representing an increase of $5 million, or 3% as reported, or a decrease of 1% excluding the favorable impact of exchange.  The increase in net sales was primarily comprised of favorable exchange, which increased sales by approximately 4.0 percentage points. This increase was partially offset by a decrease of approximately 1.0 percentage point due to decreased volumes primarily driven by declines in the micrographics equipment and media SPG, services and support SPG, and the imaging services SPG.  Price/mix had no impact on net sales.

Net sales in the U.S. were $79 million for the current quarter as compared with $80 million for the prior year quarter, representing a decrease of $1 million, or 1%.  Net sales outside the U.S. were $116 million in the third quarter of 2004 as compared with $110 million for the prior year quarter, representing an increase of $6 million, or 5% as reported, or a decrease of 1% excluding the favorable impact of exchange.

Digital and Traditional Strategic Product Groups’ Revenues

Commercial Imaging segment digital product sales were $95 million for the current quarter as compared with $93 million for the third quarter of 2003, representing an increase of $2 million, or 2%.  Segment traditional product sales were $100 million for the current quarter as compared with $97 million for the third quarter of 2003, representing an increase of $3 million, or 3%.  The primary driver was an increase in sales from the aerial and industrial materials SPG.

Gross Profit

Gross profit for the Commercial Imaging segment was $68 million for the third quarter of 2004 as compared with $60 million in the prior year quarter, representing an increase of $8 million, or 13%.  The gross profit margin was 34.9% in the current quarter as compared with 31.6% in the prior year quarter.  The increase in the gross profit margin of approximately 3.3 percentage points was primarily attributable to manufacturing cost improvements, which improved gross profit margins by approximately 2.0 percentage points, and favorable exchange, which impacted gross profit margins by approximately 1.0 percentage point.  There was no impact from price/mix.

Selling, General and Administrative Expenses

SG&A expenses for the Commercial Imaging segment decreased $1 million from $33 million in the third quarter of 2003 to $32 million for the current quarter, and decreased as a percentage of sales from 17.4% to 16.4%.

Research and Development Costs

Third quarter R&D costs for the Commercial Imaging segment were $3 million in the current quarter, unchanged from the prior year, but decreased as a percentage of sales from 1.6% in the prior year quarter to 1.5% in the current year quarter.

Earnings (Losses) From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

Earnings from continuing operations before interest, other income (charges), net, and income taxes for the Commercial Imaging segment increased $9 million, or 38%, from $24 million in the third quarter of 2003 to $33 million in the third quarter of 2004, while the operating earnings margin rate increased 4.3 percentage points to 16.9% from 12.6% for the prior year quarter.  This increase is primarily attributable to the reasons described above.

GRAPHIC COMMUNICATIONS

On May 1, 2004, Kodak completed the acquisition of the NexPress-related entities, which included the following:

•

Heidelberger Druckmaschinen’s (Heidelberg’s) 50% interest in NexPress Solutions LLC (Kodak and Heidelberg formed the NexPress 50/50 JV in 1997 to develop high quality, on-demand, digital color printing systems)

•	100% of the stock of Heidelberg Digital LLC (Hdi), a manufacturer of digital black & white printing systems

•	100% of the stock of NexPress GMBH – a R&D center located in Kiel, Germany

•	Certain sales and service employees, inventory and related assets and liabilities of Heidelberg’s sales and service units located throughout the world.

There was no consideration paid to Heidelberg at closing.  Under the terms of the acquisition, Kodak and Heidelberg agreed to use a performance-based earn-out formula whereby Kodak will make periodic payments to Heidelberg over a two-year period, if certain sales goals are met.  If all sales goals are met during the next two calendar years ending December 31, 2005, the Company will pay a maximum of $150 million in cash.  Additional payments may also be made if certain sales goals are met during a five-year period following the closing of the transaction.  Total operational dilution of $.30 to $.35 per share is expected for full year 2004, with the acquisition becoming accretive by 2007.  During the third quarter, the NexPress-related entities contributed $56 million in sales to the Graphic Communications segment.

On January 5, 2004, Kodak announced the completion of its acquisition of Scitex Digital Printing, the world leader in high-speed, variable data inkjet printing systems.  Kodak acquired the business for $239 million in net cash.  This acquisition is expected to contribute approximately $200 million to Graphic Communications segment sales in 2004, and will be slightly dilutive through the end of the year.  Scitex Digital Printing now operates under the name Kodak Versamark, Inc.  During the third quarter, Kodak Versamark contributed $52 million in sales to the Graphic Communications segment.

Worldwide Revenues

Net worldwide sales for the Graphic Communications segment were $195 million for the third quarter of 2004 as compared with $82 million for the prior year quarter, representing an increase of $113 million, or 138% as reported, or 135% excluding the favorable impact of exchange.  The increase in net sales was primarily due to the Kodak Versamark and the NexPress-related entities acquisitions, which contributed $108 million to current quarter net sales for the Graphic Communications segment.

Net sales in the U.S. were $100 million for the current quarter as compared with $42 million for the prior year quarter, representing an increase of $58 million, or 138%.  Net sales outside the U.S. were $95 million in the third quarter of 2004 as compared with $40 million for the prior year quarter, representing an increase of $55 million, or 138% as reported, or an increase of 133% excluding the favorable impact of exchange.

Digital and Traditional Strategic Product Groups’ Revenues

Graphic Communications segment digital product sales are comprised of Kodak Versamark, a leader in continuous inkjet technology, the NexPress-related entities, a producer of digital color and black and white printing solutions and Encad, Inc., a maker of wide-format inkjet printers.  Segment traditional product sales are limited to the sales of traditional graphics products to the Kodak Polychrome Graphics (KPG) joint venture.

Kodak Versamark experienced strong sales performance during the third quarter driven by increased placements of color printing units in the transactional printing market coupled with a growing consumables business.

Net worldwide sales of graphic arts products to KPG, an unconsolidated joint venture affiliate in which the Company has a 50% ownership interest, increased 3% in the current quarter as compared with the third quarter of 2003, primarily reflecting volume increases, partially offset by negative price/mix for graphic arts products.  However, digital technology substitution continues to impact the sales of the traditional product portfolio that is sold to KPG.

During the quarter, KPG and the NexPress Solutions announced that they will be collaborating in the marketing and distribution of Kodak NexPress 2100 digital production color presses and Kodak Digimaster E150 and E125 digital production systems in the U.S.  KPG has launched the sale of the NexPress 2100 in the U.S. as of October 1, 2004 and will phase in remaining geographic territories.  The Digimaster E125 and E150 presses will be introduced during the first quarter of 2005.

The NexPress installed base of digital production color presses continues to experience good customer acceptance.  During the quarter, NexPress began shipping the NexPress intelligent color solution employed by the NexPress 2100 digital color press with a fifth imaging station.  Overall activity levels for production volumes and product related sales and service are steadily increasing and acquisition integration remains ahead of plan.

On November 1, 2004, NexPress announced the completion of their acquisition of certain assets of Buhrmann Graphic Systems for the Nexpress 2100 digital color presses and Digimaster digital production systems.  Buhrmann Graphic Systems is the digital sales and services division of Buhrmann NV.  This acquisition covers several key European countries, including Belgium, the Netherlands, Luxembourg, Spain and Italy.  The sales and service personnel in these countries will become part of Nexpress effective October 29, 2004.  This acquisition expands NexPress’ direct coverage in major European markets.

During the third quarter, Encad continued to experience strong order demand for its new Novajet 1000i wide- format inkjet printer.

Gross Profit

Gross profit for the Graphic Communications segment was $44 million for the third quarter of 2004 as compared with $9 million in the prior year quarter, representing an increase of $35 million, or 389%.  The gross profit margin was 22.6% in the current quarter as compared with 11.0% in the prior year quarter.  The increase in the gross profit margin of 11.6 percentage points was primarily attributable to the acquisitions of Kodak Versamark and the NexPress-related entities, which contributed approximately 21.0 percentage points to gross profit margins for the current quarter.  These increases were partially offset by: (1) an increase in manufacturing cost, which negatively impacted gross profit margins by approximately 6.5 percentage points,  (2) negative price/mix of 1.5 percentage points, and (3) unfavorable exchange which decreased gross profit margins by approximately 1.0 percentage point.

Selling, General and Administrative Expenses

SG&A expenses for the Graphic Communications segment were $52 million for the third quarter of 2004 as compared with $8 million in the prior year quarter, representing an increase of $44 million, and increased as a percentage of sales from 9.8% to 26.7%.  The increase in SG&A expenses is primarily attributable to the acquisitions of Kodak Versamark and the NexPress-related entities, which accounted for $42 million of SG&A expenses in the current quarter.

Research and Development Costs

Third quarter R&D costs for the Graphic Communications segment increased $27 million, from $5 million for the third quarter of 2003 to $32 million for the current quarter, and increased as a percentage of sales from 6.1% for the third quarter of 2003 to 16.4% for the current quarter.  The increase was primarily attributable to the acquisitions of Kodak Versamark and the NexPress-related entities, which accounted for $27 million of R&D expenses in the current quarter.

Earnings (Losses) From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

The loss from continuing operations before interest, other income (charges), net, and income taxes for the Graphic Communications segment increased $37 million from a loss of $3 million in the third quarter of 2003 to a loss of $40 million in the third quarter of 2004.  This increase is primarily attributable to the acquisition of the NexPress-related entities on May 1, 2004.  As noted above, total operational dilution of $.30 to $.35 per share is expected from the NexPress-related entities for full year 2004, with the acquisition becoming accretive by 2007.

KPG’s earnings performance continued to improve on the strength of its leading position in digital printing plates and digital proofing, coupled with favorable operating expense management and foreign exchange. KPG contributed positively to other income (charges), net during the third quarter of 2004 both in absolute terms and in quarterly year over year comparisons.

ALL OTHER

Net worldwide sales for All Other were $24 million for the third quarter of 2004 as compared with $28 million for the third quarter of 2003, representing a decrease of $4 million, or 14%.  Net sales in the U.S. were $9 million for the third quarter of 2004 as compared with $12 million for the prior year quarter, representing a decrease of $3 million, or 25%.  Net sales outside the U.S. were $15 million in the third quarter of 2004 as compared with $16 million in the prior year quarter, representing a decrease of $1 million, or 6%.

SK Display Corporation, the OLED manufacturing joint venture between Kodak and Sanyo, continues to focus on improving manufacturing yields and process engineering.

The loss from continuing operations before interest, other income (charges), net, and income taxes for All Other was $49 million in the current quarter as compared with a loss of $18 million in the third quarter of 2003.  During the quarter, the Company recorded a $6 million R&D charge relating to the purchase of in-process R&D as part of the acquisition of the imaging business of National Semiconductor Corporation.  The increase in the loss from operations was primarily driven by new technologies, which include the inkjet development and display programs.

During the third quarter, the Company acquired the imaging business of National Semiconductor Corporation, which develops and manufactures complimentary metal oxide semiconductor (CMOS) image sensors.  The acquired assets are part of Kodak’s image sensor solutions organization, a worldwide leader in the design and manufacture of high performance charged coupled device (CCD) image sensors and CMOS image sensor (CIS) technologies primarily for professional and industrial imaging markets.

Kodak also announced that is has reached an agreement to collaborate with IBM on the development and manufacture of image sensors to power mass market consumer products such as digital cameras and camera phones.  The agreement will leverage IBM’s CMOS processing expertise to allow Kodak to commercialize a new family of CMOS image sensor devices.

RESULTS OF OPERATIONS - DISCONTINUED OPERATIONS

Earnings from discontinued operations for the third quarter of 2004 were $1.51 per basic and diluted share primarily relating to the gain on the sale of RSS business, which contributed $434 million to earnings from discontinued operations.  Earnings from discontinued operations for the third quarter of 2003 were $.02 per basic and diluted share and were primarily related to $7 million of post-tax earnings from Kodak’s Remote Sensing Systems business.

NET EARNINGS

Net earnings for the third quarter of 2004 were $479 million, or $1.67 per basic and diluted share, as compared with net earnings for the third quarter of 2003 of $122 million, or $.42 per basic and diluted share, representing an increase of $357 million, or 293%.  This increase is primarily attributable to the gain on the sale of RSS.

Year to Date

RESULTS OF OPERATIONS – CONTINUING OPERATIONS

CONSOLIDATED

Worldwide Revenues

Net worldwide sales were $9,752 million for the nine months ended September 30, 2004 as compared with $9,245 million for the nine months ended September 30, 2003, representing an increase of $507 million or 5%, or an increase of 2% excluding the favorable impact of exchange.  The increase in net sales was primarily due to increased volumes, acquisitions and favorable exchange, which increased year-to-date sales by approximately 1.1, 4.5 and 3.6 percentage points, respectively.  The increase in volume was primarily driven by the consumer digital capture SPG, the Picture Maker kiosks/media portion of the consumer output SPG and the Home Printing Solutions SPG.  In addition, the acquisitions of PracticeWorks, Scitex Digital Printing (now Kodak Versamark), NexPress and Laser Pacific contributed $413 million to net sales for the nine months ended September 30, 2004.  These increases were partially offset by decreases attributable to price/mix, primarily driven by the consumer digital capture SPG and the film capture SPG, which reduced net sales for the nine months ended September 30, 2004 by approximately 3.6 percentage points.

Net sales in the U.S. were $3,958 million for the current year period as compared with $3,821 million for the prior year period, representing an increase of $137 million, or 4%.  Net sales outside the U.S. were $5,794 million for the current year period as compared with $5,424 million for the prior year period, representing an increase of $370 million, or 7% as reported, or an increase of 1% excluding the favorable impact of exchange.

Digital Strategic Product Groups’ Revenues

The Company’s digital product sales were $3,549 million for the nine months ended September 30, 2004 as compared with $2,470 million for the nine months ended September 30, 2003, representing an increase of $1,079 million, or 44%, primarily driven by the consumer digital capture SPG, the kiosks/media portion of the consumer output SPG and digital acquisitions.  Net sales of the Company’s traditional products were $6,203 million for the current period as compared with $6,775 million for the prior year period, representing a decrease of $572 million, or 8%, primarily driven by declines in the film capture SPG and the wholesale photofinishing portion of the consumer output SPG.

Foreign Revenues

Net sales in the EAMER region were $3,020 million for the first nine months of 2004 as compared with $2,879 million for the first nine months of 2003, representing an increase of $141 million, or 5% as reported, or a decrease of 2% excluding the favorable impact of exchange.  Net sales in the Asia Pacific region were $1,866 million for the first nine months of 2004 as compared with $1,676 million for the first nine months of 2003, representing an increase of $190 million, or 11% as reported, or an increase of 6% excluding the favorable impact of exchange.  Net sales in the Canada and Latin America region were $908 million for the first nine months of 2004 as compared with $869 million for the first nine months of 2003, representing an increase of $39 million, or 4% as reported, or an increase of 3% excluding the favorable impact of exchange.

The Company’s major emerging markets include China, Brazil, Mexico, Russia, India, Korea, Hong Kong and Taiwan.  Net sales in emerging markets were $2,127 million for the nine months ended September 30, 2004 as compared with $1,857 million for the nine months ended September 30, 2003, representing an increase of $270 million, or 15% as reported, or an increase of 13% excluding the impact of exchange.  The emerging market portfolio accounted for approximately 22% of Kodak’s worldwide sales and 37% of Kodak’s non-U.S. sales for the nine months ended September 30, 2004.  The increase in emerging market sales was primarily attributable to sales growth in China, Russia, India, Brazil and Mexico of 35%, 12%, 12%, 7% and 6%, respectively.

Strong sales increases in China were recorded as compared with the first three quarters of 2003, when SARS significantly impacted operations in that country.  The increase in sales in Russia is a result of the Company’s efforts to expand the distribution channels for Kodak products and services.  India experienced strong business performance for most of the Company’s operations in that area.  The increase in sales in Brazil is a result of market share growth in consumer imaging and digital capture products.

Gross Profit

Gross profit was $3,002 million for the nine months ended September 30, 2004 as compared with $3,002 million for the nine months ended September 30, 2003.  The gross profit margin was 30.8% in the current year period as compared with 32.5% in the prior year period.  The 1.7 percentage point decrease was primarily attributable to declines due to price/mix, driven primarily by the consumer digital capture SPG, the film capture SPG and health products and services, which reduced gross profit margins by approximately 4.5 percentage points.  These decreases were partially offset by: 1) manufacturing cost, which despite a $38 million net increase in charges for accelerated depreciation and inventory write-offs associated with ongoing cost reduction programs, favorably impacted gross profit margins by approximately 2.0 percentage points; 2) acquisitions, which favorably impacted gross profit margins by approximately 0.5 percentage points; and 3) exchange, which favorably impacted gross profit margins by approximately 0.3 percentage points.  In addition, during the first three quarters of 2004, the Company’s gross profit was favorably impacted by a LIFO liquidation of approximately $50 million versus $24 million for the nine months ended September 30, 2003.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) were $1,798 million for the nine months ended September 30, 2004 as compared with $1,895 million for the nine months ended September 30, 2003, representing a decrease of $97 million, or 5%.  SG&A decreased as a percentage of sales from 20.5% for the prior year period to 18.4% for the current year period.  The decrease in SG&A is primarily attributable to cost savings in the current year period realized from position eliminations associated with ongoing cost reduction programs, a decrease in advertising spend of $73 million, and $57 million of one-time charges incurred in the prior year period relating to three legal settlements, an asset impairment and a contribution.  These decreases were partially offset by unfavorable exchange of $54 million and SG&A of acquisitions of $154 million.

Research and Development Costs

Research and development costs (R&D) were $628 million for the nine months ended September 30, 2004 as compared with $563 million for the nine months ended September 30, 2003, representing an increase of $65 million, or 12%.  R&D as a percentage of sales increased from 6.1% from the prior year period to 6.4% for the current year period.  The increase in R&D is primarily attributable to acquisition related R&D and an increase in investments for digital growth initiatives.  Write-offs for purchased in-process R&D associated with acquisitions made in the nine months ended September 30, 2004 were $16 million as compared with $21 million for acquisitions made in the nine months ended September 30, 2003.

Earnings (Losses) From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

Earnings from continuing operations before interest, other income (charges), net, and income taxes for the nine months ended September 30, 2004 were $164 million as compared with $316 million for the nine months ended September 30, 2003, representing a decrease of $152 million, or 48%.  This decrease is primarily attributable to the reasons described above.

Interest Expense

Interest expense for the nine months ended September 30, 2004 was $130 million as compared with $104 million for the prior year period, representing an increase of $26 million, or 25%.  Higher interest expense is a result of higher year over year interest rates resulting from the replacement of commercial paper debt with the Senior Notes and Convertible Senior Notes that were issued in October 2003.

Other Income (Charges), Net

The other income (charges) component includes investment income, income and losses from equity investments, foreign exchange, and gains and losses on the sales of assets and investments.  Other income for the current year period was $26 million as compared with other charges of $39 million for the prior year period.  The improvement is primarily attributable to increased income from the Company’s equity investment in Kodak Polychrome Graphics (KPG), elimination of losses from the Company’s equity investment in the discontinued Phogenix venture and the fact that in the prior period the NexPress investments were accounted for under the equity method and included in other income (charges).  As a result of the Company’s purchase of Heidelberg’s 50% interest in the NexPress joint venture, which closed on May 1, 2004, NexPress is consolidated in the Company’s Statement of Earnings and included in the Graphics Communications segment.

Income Tax Provision (Benefit)

The Company’s estimated annual effective tax rate from continuing operations decreased from 17.5% for the nine months ended September 30, 2003 to 12.0% for the nine months ended September 30, 2004.  This decrease is primarily attributable to expected increased earnings from operations in certain lower-taxed jurisdictions outside the U.S. relative to total consolidated earnings and the expected full-year earnings impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which is not taxable.

During the nine months ended September 30, 2004, the Company recorded a tax benefit of $144 million on $60 million of pre-tax income.  The tax benefit of $144 million for the current year period differs from the tax provision of $7 million that results from applying the estimated annual effective tax rate from continuing operations due to discrete period tax benefits of $215 million.  These discrete period tax benefits resulted from the following: recording of tax benefits of $166 million associated with the net focused cost reduction charges of $502 million, a tax benefit of $32 million relating to the Internal Revenue Service’s (IRS) concession concerning the taxation of certain intercompany royalties which could not legally be distributed to the parent, a tax benefit of $9 million resulting from an IRS settlement in connection with the Company’s filing position relating to the income tax reporting of a patent infringement litigation settlement, tax benefits of $6 million associated with a $16 million charge for purchased in-process R&D costs, and tax benefits of $2 million associated with inventory write-downs and fixed asset write-offs of $5 million relating to the Company’s historical ownership in the NexPress joint venture in connection with the acquisition of the NexPress-related entities from Heidelberger Druckmaschinen.  The net focused cost reduction charges, NexPress-related charges and the purchased in-process R&D charge were incurred in jurisdictions that have tax rates that are greater than the estimated annual effective tax rate.

Earnings From Continuing Operations

The earnings from continuing operations for the nine months ended September 30, 2004 were $204 million, or $.72 per basic and diluted share, as compared with earnings from continuing operations for the nine months ended September 30, 2003 of $209 million, or $.73 per basic and diluted share, representing a decrease of $5 million, or 2%.  This decrease in earnings from continuing operations is attributable to the reasons described above.

DIGITAL & FILM IMAGING SYSTEMS

Worldwide Revenues

Net worldwide sales for the Digital & Film Imaging Systems (D&FIS) segment were $6,635 million for the nine months ended September 30, 2004 as compared with $6,614 million for the nine months ended September 30, 2003, representing an increase of $21 million, or 0% as reported, or a decrease of 3% excluding the favorable impact of exchange.  The increase in net sales was comprised of increases related to favorable exchange which increased net sales by approximately 3.5 percentage points and volume driven primarily by the consumer digital capture SPG and the Picture Maker kiosks/media portion of the consumer output SPG, which increased sales by approximately 0.7 percentage points.  In addition, the acquisition of Laser-Pacific Media Corporation contributed approximately $26 million, or 0.4 percentage points, to net sales for the nine months ended September 30, 2004.  These increases were partially offset by negative price/mix, driven primarily by the film capture SPG and the consumer digital capture SPG, which reduced net sales by approximately 4.1 percentage points.

D&FIS segment net sales in the U.S. were $2,631 million for the current year period as compared with $2,668 million for the prior year period, representing a decrease of $37 million, or 1%.  D&FIS segment net sales outside the U.S. were $4,004 million for the current year period as compared with $3,946 million for the prior year period, representing an increase of $58 million, or 1% as reported, or a decrease of 5% excluding the favorable impact of exchange.

Digital Strategic Product Groups’ Revenues

D&FIS segment digital product sales were $1,665 million for the current year period as compared with $1,088 million for the prior year period, representing an increase of $577 million, or 53%, primarily driven by the consumer digital capture SPG.  Net worldwide sales of consumer digital capture products, which include consumer digital cameras, accessories, memory products, and royalties, increased 71% in the nine months ended September 30, 2004 as compared with the nine months ended September 30, 2003, primarily reflecting strong volume increases and favorable exchange, partially offset by negative price/mix.  Sales continue to be driven by strong consumer acceptance of the EasyShare digital camera system and the success of new digital camera product introductions during the current year period.

Year to date through August, the Company gained worldwide digital camera unit market share when compared with the prior year.  While complete data for third quarter market share is not yet available, all indications are that Kodak gained digital camera market share in the U.S. on a unit basis year over year for the nine months ended September 30, 2004.  For the full year, the Company expects to be profitable for the consumer digital capture SPG.

Net worldwide sales of Picture Maker kiosks and related media increased 63% in the nine months ended September 30, 2004 as compared with the nine months ended September 30, 2003, primarily due to strong volume increases and favorable exchange.  Sales continue to be driven by strong market acceptance of Kodak’s new generation of kiosks as well as an increase in consumer demand for digital printing at retail.

Net worldwide sales from the home printing solutions SPG, which includes inkjet photo paper and printer docks/media, increased 45% in the current year period as compared with the prior year period.  For inkjet paper, the nine months ended September 30, 2004 were marked by increased competition from store brands and the mix shift associated with consumer’s preference for smaller format papers.  Kodak’s Printer Dock product continued to experience strong sales growth during the nine months ended September 30, 2004.

Traditional Strategic Product Groups’ Revenues

D&FIS segment traditional product sales were $4,970 million for the current year period as compared with $5,521 million for the prior year period, representing a decrease of $551 million or 11%, primarily driven by declines in film capture and consumer output.  Net worldwide sales of the film capture SPG, including consumer roll film (35mm and APS film), one-time-use cameras (OTUC), professional films, reloadable traditional film cameras and batteries/videotape, decreased 14% in the nine months ended September 30, 2004 as compared with the nine months ended September 30, 2003, primarily reflecting volume declines and negative price/mix experienced for all significant film capture product categories.  These declines were partially offset by favorable exchange.

U.S. consumer film industry sell-through volumes decreased approximately 17% in the nine months ended September 30, 2004 as compared with the prior year period.  Kodak’s sell-in consumer film volumes declined 19% as compared with the prior year period, reflecting a decrease in U.S. retailers’ inventories.

As previously announced, the Company anticipates that for full year 2004, the worldwide film industry volumes will contract in the 10% to 12% range, with U.S. volumes declining 18% to 20%.  For full year 2005, worldwide consumer film industry volumes could decline as much as 20%, with U.S. volumes declining as much as 30%.

Net worldwide sales for the retail photofinishing SPG, which includes color negative paper, minilab equipment and services, chemistry, and photofinishing services at retail, decreased 2% in the nine months ended September 30, 2004 as compared with the nine months ended September 30, 2003, primarily reflecting lower volumes of retail photofinishing equipment and negative price/mix, partially offset by favorable exchange.

Net worldwide sales for the wholesale photofinishing SPG, which includes color negative paper, equipment, chemistry, and photofinishing services at Qualex in the U.S. and CIS (Consumer Imaging Services) outside the U.S., decreased 28% in the nine months ended September 30, 2004 as compared with the nine months ended September 30, 2003, primarily reflecting lower volumes, partially offset by favorable exchange.  The lower volumes reflect the effects of a continued weak consumer film industry.

Net worldwide sales for the entertainment films SPG, including origination and print films to the entertainment industry increased 19%, reflecting volume increases and favorable exchange that was partially offset by negative price/mix.

Gross Profit

Gross profit for the D&FIS segment was $1,956 million for the nine months ended September 30, 2004 as compared with $2,066 million for the prior year period, representing a decrease of $110 million or 5%.  The gross profit margin was 29.5% in the current year period as compared with 31.2% in the prior year period.  The 1.7 percentage point decline was comprised of decreases attributable to price/mix, primarily driven by the film capture SPG and the consumer digital capture SPG, which reduced gross profit margins by approximately 5.7 percentage points.  This decrease was partially offset by the positive results from initiatives to reduce manufacturing costs, which improved gross profit margins by approximately 3.8 percentage points, and foreign exchange, which favorably impacted gross profit margins by approximately 0.2 percentage points.

Selling, General and Administrative Expenses

SG&A expenses for the D&FIS segment decreased $218 million, or 15%, from $1,430 million in the nine months ended September 30, 2003 to $1,212 million in the current year period, and decreased as a percentage of sales from 21.6% for the nine months ended September 30, 2003 to 18.3% for the current year period.  The decrease is primarily attributable to a decline in advertising spend of $80 million and cost savings realized from position eliminations associated with ongoing focused cost reduction programs.  These decreases were partially offset by an unfavorable impact from exchange of $39 million.

Research and Development Costs

R&D costs for the D&FIS segment decreased $75 million, or 21%, from $359 million in the nine months ended September 30, 2003 to $284 million in the current year period and decreased as a percentage of sales from 5.4% in the prior year period to 4.3% in the current year period.  The decrease in R&D was partly attributable to a $21 million charge incurred in the nine months ended September 30, 2003 for the write-off of purchased in-process R&D, with no such charge incurred in the current year period for D&FIS.  The balance of the decrease was due to a decline in spending related to consumer and professional imaging traditional products and services, which was partially offset by an increase in R&D spending for digital products.

Earnings (Losses) From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

Earnings from continuing operations before interest, other income (charges), net, and income taxes for the D&FIS segment increased $183 million, or 66%, from $277 million in the nine months ended September 30, 2003 to $460 million in the nine months ended September 30, 2004, primarily as a result of the factors described above.

HEALTH IMAGING

On October 7, 2003, the Company announced that it completed the acquisition of all of the outstanding shares of PracticeWorks, Inc., a leading provider of dental practice management software.  As part of this transaction, Kodak also acquired 100% of PracticeWorks’ Paris-based subsidiary, Trophy Radiologie, S.A., a developer and manufacturer of dental digital radiography equipment, which PracticeWorks purchased in December 2002.  The acquisition of PracticeWorks and Trophy is expected to contribute approximately $200 million in sales to the Health Imaging segment during the first full year.  During the nine months ended September 30, 2004, PracticeWorks contributed $146 million to net sales of the Health Imaging segment.

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

Worldwide Revenues

Net worldwide sales for the Health Imaging segment were $1,945 million for the nine months ended September 30, 2004 as compared with $1,727 million for the prior year period, representing an increase of $218 million, or 13% as reported, or an increase of 10% excluding the favorable impact of exchange.  The increase in sales was comprised of: (1) an increase in volume of approximately 3.6 percentage points, driven primarily by volume increases in the digital capture SPG and the services SPG, (2) the PracticeWorks acquisition, which contributed $146 million or approximately 8.5 percentage points to the current year period sales, and (3) an increase from favorable exchange of approximately 3.7 percentage points.  These increases were partially offset by decreases attributable to price/mix of approximately 3.1 percentage points, primarily driven by the digital output SPG, the digital capture SPG and the film capture and output SPG.

Net sales in the U.S. were $811 million for the current year period as compared with $755 million for the prior year period, representing an increase of $56 million, or 7%.  Net sales outside the U.S. were $1,134 million for the nine months ended September 30, 2004 as compared with $972 million for the prior year period, representing an increase of $162 million, or 17% as reported, or 11% excluding the favorable impact of exchange.

Digital Strategic Product Groups’ Revenues

Health Imaging segment digital sales, which include laser printers (DryView imagers and wet laser printers), digital media (DryView and wet laser media), digital capture equipment (computed radiography capture equipment and digital radiography equipment), services, dental practice management software and Picture Archiving and Communications Systems (PACS), were $1,232 million for the current year period as compared with $999 million for the nine months ended September 30, 2003, representing an increase of $233 million, or 23%.  The increase in digital product sales was primarily attributable to the PracticeWorks acquisition and higher volumes of digital capture equipment, digital media and services.

Traditional Strategic Product Groups’ Revenues

Health Imaging segment traditional product sales, including analog film, equipment, chemistry and services, were $712 million for the current year period as compared with $729 million for the nine months ended September 30, 2003, representing a decrease of $17 million or 2%, with the decrease mainly attributable to decreases in volume and negative price/mix from analog medical film, partially offset by favorable exchange.

Gross Profit

Gross profit for the Health Imaging segment was $822 million for the nine months ended September 30, 2004 as compared with $742 million in the prior year period, representing an increase of $80 million, or 11%.  The gross profit margin was 42.3% in the current year period as compared with 43.0% in the nine months ended September 30, 2003.  The decrease in the gross profit margin of 0.7 percentage points was principally attributable to: (1) price/mix, which negatively impacted gross profit margins by 2.1 percentage points driven by the digital media portion of the digital output SPG and the traditional medical film portion of the film capture and output SPG, and (2) an increase in manufacturing cost, which decreased gross profit margins by approximately 1.0 percentage points due to an increase in silver prices during the current year partially offset by increased manufacturing productivity.  These decreases were partially offset by increases due to the PracticeWorks acquisition, which increased gross profit margins by approximately 1.6 percentage points, and favorable exchange, which contributed approximately 0.8 percentage points to the gross profit margins.

Selling, General and Administrative Expenses

SG&A expenses for the Health Imaging segment increased $86 million, or 32%, from $265 million in the nine months ended September 30, 2003 to $351 million for the current year period, and increased as a percentage of sales from 15.3% in the prior year period to 18.1% in the current year period.  The increase in SG&A expenses is primarily attributable to $67 million associated with the PracticeWorks acquisition, increased investment for growth initiatives, and unfavorable effects of foreign exchange of $9 million.

Research and Development Costs

R&D costs increased $28 million, or 23%, from $120 million in the nine months ended September 30, 2003 to $148 million in the nine months ended September 30, 2004, and increased as a percentage of sales from 6.9% for the nine months ended September 30, 2003 to 7.6% for the current year period.  The increase in R&D expenses is primarily attributable to increased spending to drive growth in selected areas of the product portfolio and $7 million associated with the PracticeWorks acquisition.

Earnings (Losses) From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

Earnings from continuing operations before interest, other income (charges), net, and income taxes for the Health Imaging segment decreased $34 million, or 10%, from $357 million for the prior year period to $323 million for the nine months ended September 30, 2004 due primarily to the reasons described above.

COMMERCIAL IMAGING

On February 9, 2004 Kodak announced its intention to sell the Remote Sensing Systems operation to ITT Industries for $725 million in cash.  This transaction closed during the third quarter of 2004.  The Remote Sensing Systems business was part of Kodak’s commercial and government systems operation.  The Commercial Imaging segment results for the nine months ended September 30, 2004 and 2003 exclude the financial performance of Kodak’s Remote Sensing Systems business, which is accounted for in discontinued operations.  Certain overhead costs that were previously allocated to the RSS business that were not eliminated as a result of the sale are still being reported within the Commercial Imaging segment up through the completion of the divestiture, as the Commercial Imaging segment managed the RSS business until the completion of the divestiture.  Subsequent overhead costs have been allocated to all of the existing segments.

Worldwide Revenues

Net worldwide sales for the Commercial Imaging segment were $584 million for the nine months ended September 30, 2004 as compared with $575 million for the prior year period, representing an increase of $9 million, or 2% as reported, or a decrease of 3% excluding the favorable impact of exchange.  The increase in net sales was primarily comprised of an increase of approximately 5.2 percentage points due to favorable exchange, which was partially offset by declines due to volume of approximately 3.4 percentage points, primarily driven by declines in the micrographics equipment and media SPG.

Net sales in the U.S. were $237 million for the current year period as compared with $249 million for the prior year period, representing a decrease of $12 million, or 5%.  Net sales outside the U.S. were $347 million in the nine months ended September 30, 2004 as compared with $326 million for the prior year period, representing an increase of $21 million, or 6% as reported, or a decrease of 3% excluding the favorable impact of exchange.

Gross Profit

Gross profit for the Commercial Imaging segment was $201 million for the nine months ended September 30, 2004 as compared with $192 million in the prior year period, representing an increase of $9 million, or 5%.  The gross profit margin was 34.4% in the current year period as compared with 33.4% in the prior year period.  The increase in the gross profit margin was attributable to a decrease in manufacturing cost, which improved gross profit margins by approximately 1.0 percentage point, and favorable exchange, which improved gross margins by approximately 0.8 percentage points.  The improvements in manufacturing costs and the favorable exchange were partially offset by decreases in price/mix, which reduced gross profit margins by approximately 1.3 percentage points primarily driven by declines for the aerial and industrial materials SPG.

Selling, General and Administrative Expenses

SG&A expenses for the Commercial Imaging segment decreased $3 million, or 3%, from $99 million in the nine months ended September 30, 2003 to $96 million for the current year period, and decreased as a percentage of sales from 17.2% in the prior year period to 16.4% in the current year period.

Research and Development Costs

R&D costs for the Commercial Imaging segment decreased $9 million in the nine months ended September 30, 2004, or 50%, from $18 million for the nine months ended September 30, 2003 to $9 million for the current year period, and decreased as a percentage of sales from 3.1% in the prior year period to 1.5% in the current year period, primarily due to a decrease in investments in film development.

Earnings (Losses) From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

Earnings from continuing operations before interest, other income (charges), net, and income taxes for the Commercial Imaging segment increased $21 million, or 28%, from $75 million in the nine months ended September 30, 2003 to $96 million in the nine months ended September 30, 2004.  This increase is primarily attributable to the reasons described above.

GRAPHIC COMMUNICATIONS

On May 1, 2004, Kodak completed the acquisition of the NexPress-related entities, which included the following:

•	Heidelberg’s 50% interest in NexPress Solutions LLC (Kodak and Heidelberg formed the NexPress 50/50 JV in 1997 to develop high quality, on-demand, digital color printing systems)

•	100% of the stock of Heidelberg Digital LLC (Hdi), a manufacturer of digital black & white printing systems

•	100% of the stock of NexPress GMBH – a R&D center located in Kiel, Germany

•	Certain sales and service employees, inventory and related assets and liabilities of Heidelberg’s sales and service units located throughout the world

There was no consideration paid to Heidelberg at closing.  Under the terms of the acquisition, Kodak and Heidelberg agreed to use a performance-based earn-out formula whereby Kodak will make periodic payments to Heidelberg over a two-year period, if certain sales goals are met.  If all sales goals are met during the next two calendar years ending December 31, 2005, the Company will pay a maximum of $150 million in cash.  Additional payments may also be made if certain sales goals are met during a five-year period following the closing of the transaction.  Total operational dilution of $.30 to $.35 per share is expected for full year 2004, with the acquisition becoming accretive by 2007.  During the five months since closing, the NexPress-related entities contributed $97 million in sales to the Graphic Communications segment.

On January 5, 2004, Kodak announced the completion of its acquisition of Scitex Digital Printing, the world leader in high-speed, variable data inkjet printing systems.  Kodak acquired the business for $239 million in net cash.  This acquisition is expected to contribute approximately $200 million to Graphic Communications segment sales in 2004, and will be slightly dilutive through the end of the year.  Scitex Digital Printing now operates under the name Kodak Versamark, Inc.  During the nine months ended September 30, 2004, Kodak Versamark contributed $144 million in sales to the Graphic Communications segment.

Worldwide Revenues

Net worldwide sales for the Graphic Communications segment were $505 million for the nine months ended September 30, 2004 as compared with $259 million for the prior year period, representing an increase of $246 million, or 95% as reported, or an increase of 92% excluding the favorable impact of exchange.  The increase in net sales was primarily due to the acquisition of Kodak Versamark and the NexPress-related entities, which contributed approximately $241 million to net sales for the nine months ended September 30, 2004.

Net sales in the U.S. were $238 million for the current year period as compared with $116 million for the prior year period, representing an increase of $122 million, or 105%.  Net sales outside the U.S. were $267 million in the nine months ended September 30, 2004 as compared with $143 million for the prior year period, representing an increase of $124 million, or 87% as reported, or an increase of 82% excluding the favorable impact of exchange.

Digital and Traditional Strategic Product Groups’ Revenues

Graphic Communications segment digital product sales are comprised of Kodak Versamark, the NexPress-related entities, and Encad, Inc. products and services.  Segment traditional product sales are limited to the sales of traditional graphics products to the KPG joint venture.

Net worldwide sales of graphics arts products to Kodak Polychrome Graphics (KPG), an unconsolidated joint venture affiliate in which the Company has a 50% ownership interest, were consistent for the current year period as compared with the nine months ended September 30, 2003.  Increasing volumes were offset by negative price/mix primarily attributable to graphic arts products.

Kodak Versamark experienced strong sales performance driven by increased placements of color printing units in the transactional printing market coupled with a growing consumables business.

Gross Profit

Gross profit for the Graphic Communications segment was $91 million for the nine months ended September 30, 2004 as compared with $44 million in the prior year period, representing an increase of $47 million, or 107%.  The gross profit margin was 18.0% in the current year period as compared with 17.0% in the prior year period.  The increase in the gross profit margin of 1.0 percentage point was primarily attributable to the acquisitions of Kodak Versamark and the NexPress-related entities, which contributed 13.0 percentage points to gross profit margin for the current year period.  This is despite the fact that Kodak Versamark’s margins were negatively affected by the impact of the purchase accounting for the inventory that was acquired with Kodak Versamark at its fair value, which was sold in the first three quarters of 2004.  This negative impact was partially offset by a positive impact of purchase accounting for the inventory that was acquired with the NexPress-related entities at its fair value.  Excluding the impact of purchase accounting, Kodak Versamark and the NexPress-related entities would have favorably impacted gross profit margins by approximately 14.6 percentage points during the current year period.  Partially offsetting the favorable impact of acquisitions were: (1) an increase in manufacturing cost, which negatively impacted gross profit margins by approximately 10.4 percentage points, primarily due to an increase in silver prices and additional costs incurred in relation to the relocation of manufacturing facilities for graphics products from Mexico to Great Britain and the U.S., (2) negative exchange, which reduced gross profit margins by approximately 1.0 percentage points, and (3) negative price/mix of 0.6 percentage points.

Selling, General and Administrative Expenses

SG&A expenses for the Graphic Communications segment were $111 million for the nine months ended September 30, 2004 as compared with $23 million in the prior year period, representing an increase of $88 million, or 383%, and increased as a percentage of sales from 8.9% in the prior year period to 22.0% in the current year period.  The increase in SG&A expenses is primarily attributable to the acquisitions of Kodak Versamark and the NexPress-related entities, which together accounted for $82 million of SG&A expenses in the current year period.

Research and Development Costs

R&D costs for the Graphic Communications segment increased $61 million, or 359%, from $17 million for the nine months ended September 30, 2003 to $78 million for the current period, and increased as a percentage of sales from 6.6% in the prior year period to 15.4% in the current year period.  The increase was primarily attributable to the acquisitions of Kodak Versamark and the NexPress-related entities, which together accounted for $62 million of R&D in the current period, which includes a $10 million charge for purchased in-process R&D associated with the Kodak Versamark and NexPress-related entities acquisition.

Earnings (Losses) From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

Earnings (loss) from continuing operations before interest, other income (charges), net, and income taxes for the Graphic Communications segment decreased $103 million from earnings of $5 million in the nine months ended September 30, 2003 to a loss of $98 million in the nine months ended September 30, 2004.  This decrease is primarily attributable to the acquisition of the NexPress-related entities on May 1, 2004, the purchase of Scitex Digital Printing (now Kodak Versamark) on January 5, 2004, and the other factors described above.  As noted above, total operational dilution of $.30 to $.35 per share is expected from the NexPress-related entities for full year 2004, with the acquisition becoming accretive by 2007, and Kodak Versamark is expected to be slightly dilutive through the end of the year and accretive thereafter.

KPG’s earnings performance continued to improve on the strength of its leading position in digital printing plates and digital proofing, coupled with favorable operating expense management and foreign exchange. The Company’s equity in the earnings of KPG contributed positive results to other income (charges), net during the nine months ended September 30, 2004.

ALL OTHER

Net worldwide sales for All Other were $83 million for the nine months ended September 30, 2004 as compared with $70 million for the nine months ended September 30, 2003, representing an increase of $13 million, or 19%.  Net sales in the U.S. were $41 million for the nine months ended September 30, 2004 as compared with $33 million for the prior year period, representing an increase of $8 million, or 24%.  Net sales outside the U.S. were $42 million in the nine months ended September 30, 2004 as compared with $37 million in the prior year period, representing an increase of $5 million, or 14%.

SK Display Corporation, the OLED manufacturing joint venture between Kodak and Sanyo, continues to focus on improving manufacturing yields and process engineering.

The loss from continuing operations before interest, other income (charges), net, and income taxes for All Other was $110 million in the current year period as compared with a loss of $56 million in the nine months ended September 30, 2003, primarily driven by increased levels of investment for the Company’s inkjet development and display programs.

RESULTS OF OPERATIONS - DISCONTINUED OPERATIONS

Earnings from discontinued operations for the nine months ended September 30, 2004 were $1.59 per basic and diluted share primarily relating to the sale of Kodak’s Remote Sensing Systems business, which contributed $457 million to earnings from discontinued operations, including the after-tax gain on the sale of $434 million.  Earnings from discontinued operations for the nine months ended September 30, 2003 were $.13 per basic and diluted share and were primarily related to the reversal of a $15 million tax reserve resulting from the elimination of the uncertainty surrounding the realizability of certain tax benefits and $22 million of post-tax earnings from Kodak’s Remote Sensing Systems business.

NET EARNINGS

Net earnings for the nine months ended September 30, 2004 were $661 million, or $2.31 per basic and diluted share, as compared with net earnings for the nine months ended September 30, 2003 of $246 million, or $.86 per basic and diluted share, representing an increase of $415 million, or 169%.  This increase is primarily attributable to the reasons outlined above.

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

Restructuring Programs Summary

The activity in the accrued restructuring balances and the non-cash charges incurred in relation to all of the restructuring programs described below was as follows for the third quarter of 2004:

(in millions)	Balance June 30, 2004	Costs Incurred	Reversals	Cash Payments	Non-cash Settlements	Reclass to Long- Term Liability	Balance Sept. 30, 2004

2004-2006 Program:
Severance reserve	$86	$186	$—	$(32)	$—	$—	$240
Exit costs reserve	6	20	(1)	(14)	—	(5)	6

Total reserve	$92	$206	$(1)	$(46)	$—	$(5)	$246

Long-lived asset impairments and inventory write-downs	$—	$27	$—	$—	$(27)	$—	$—
Accelerated depreciation	—	31	—	—	(31)	—	—
Q3 2003 Program:
Severance reserve	$85	$—	$(2)	$(25)	$—	$—	$58
Exit costs reserve	10	—	—	(2)	—	—	8

Total reserve	$95	$—	$(2)	$(27)	$—	$—	$66

Accelerated depreciation	$—	$3	$—	$—	$(3)	$—	$—
Q1 2003 Program:
Severance reserve	$9	$—	$—	$(1)	$—	$—	$8
Exit costs reserve	1	—	—	(1)	—	—	—

Total reserve	$10	$—	$—	$(2)	$—	$—	$8

Phogenix Program:
Exit costs reserve	$3	$—	$—	$—	$—	$—	$3

Q4 2002 Program:
Severance reserve	$4	$—	$—	$(2)	$—	$—	$2
Exit costs reserve	3	—	—	(1)	—	—	2

Total reserve	$7	$—	$—	$(3)	$—	$—	$4

2001 Programs:
Severance reserve	$3	$—	$—	$—	$—	$—	$3
Exit costs reserve	12	—	—	(1)	—	—	11

Total reserve	$15	$—	$—	$(1)	$—	$—	$14

Total of all restructuring programs	$222	$267	$(3)	$(79)	$(61)	$(5)	$341

The costs incurred, net of reversals, which total $264 million and $502 million for the three and nine months ended September 30, 2004, respectively, include $37 million and $93 million of charges related to accelerated depreciation and inventory write-downs, which were reported in cost of goods sold in the accompanying Consolidated Statement of Earnings for the three and nine months ended September 30, 2004, respectively. The remaining costs incurred, net of reversals, of $227 million and $409 million were reported as restructuring costs and other in the accompanying Consolidated Statement of Earnings for the three and nine months ended September 30, 2004, respectively.

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

The Company implemented certain actions under this program during the second quarter of 2004.  As a result of these actions, the Company recorded charges of $144 million in the second quarter, which was composed of severance, long-lived asset impairments, exit costs and inventory write-downs of $98 million, $27 million, $17 million and $2 million, respectively.  The severance costs related to the elimination of approximately 2,700 positions, including approximately 1,350 photofinishing, 925 manufacturing, 275 research and development and 150 administrative positions.  The geographic composition of the positions to be eliminated includes approximately 2,250 in the United States and Canada and 450 throughout the rest of the world.  The reduction of the 2,700 positions and the $115 million charges for severance and exit costs are reflected in the 2004-2006 Restructuring Program table below.  The $27 million charge for long-lived asset impairments was included in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the nine months ended September 30, 2004.  The charges taken for inventory write-downs of $2 million were reported in cost of goods sold in the accompanying Consolidated Statement of Earnings for the nine months ended September 30, 2004.

The Company implemented certain actions under this program during the third quarter of 2004.  As a result of these actions, the Company recorded charges of $233 million in the third quarter, which was composed of severance, long-lived asset impairments, exit costs and inventory write-downs of $186 million, $24 million, $20 million and $3 million, respectively.  The severance costs related to the elimination of approximately 3,200 positions, including approximately 950 photofinishing, 1,800 manufacturing, 100 research and development and 350 administrative positions.  The geographic composition of the positions to be eliminated includes approximately 775 in the United States and Canada and 2,425 throughout the rest of the world.  The reduction of the 3,200 positions and the $206 million charges for severance and exit costs are reflected in the 2004-2006 Restructuring Program table below.  The $24 million charge for long-lived asset impairments was included in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the three and nine months ended September 30, 2004.  Included in the $20 million charge taken for exit costs in the third quarter was a $5 million charge for environmental remediation associated with the closure of the manufacturing facility in Coburg, Australia that was announced during the quarter.  The liability related to this charge has been reflected in other long-term liabilities in the accompanying Consolidated Statement of Financial Position and is disclosed in Note 6, “Commitments and Contingencies” under “Environmental.”  The charges taken for inventory write-downs of $3 million were reported in cost of goods sold in the accompanying Consolidated Statement of Earnings for the three and nine months ended September 30, 2004.

The following table summarizes the activity with respect to the severance charges and exit costs recorded in connection with the focused cost reduction actions that the Company has committed to under the 2004-2006 Restructuring Program and the remaining balances in the related reserves at September 30, 2004:

(dollars in millions)

	Number of Employees	Severance Reserve	Exit Costs Reserve	Total

Q2, 2004 charges	2,700	$98	$17	$115
Q2, 2004 utilization	(800)	(12)	(11)	(23)

Balance at 6/30/04	1,900	86	6	92
Q3, 2004 charges	3,200	186	20	206
Q3, 2004 reversal	—	—	(1)	(1)
Q3, 2004 utilization	(2,075)	(32)	(14)	(46)
Q3, 2004 reclass	—	—	(5)	(5)

Balance at 9/30/04	3,025	$240	$6	$246

The severance charges of $186 million and $284 million were reported in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the three and nine months ended September 30, 2004, respectively.  The exit costs of $20 million and $37 million were reported in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the three and nine months ended September 30, 2004, respectively.  Included in the $20 million charge taken for exit costs in the third quarter was a $5 million charge for environmental remediation associated with the closure of the manufacturing facility in Coburg, Australia that was announced during the third quarter.  The liability related to this charge has been reported in other long-term liabilities in the accompanying Consolidated Statement of Financial Position and is disclosed in Note 6, “Commitments and Contingencies” under “Environmental.”  The severance costs and exit costs require the outlay of cash, while the long-lived asset impairments and inventory write-downs represent non-cash items.  During the second and third quarters of 2004, the Company made $44 million of severance payments and $25 million of exit costs payments related to the 2004-2006 Restructuring Program.  The $1 million reversal recorded in the third quarter of 2004 resulted from the settlement of a lease obligation at a lower cost than originally anticipated and is included in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the three and nine months ended September 30, 2004.  As a result of the initiatives already implemented under the 2004-2006 Restructuring Program, severance payments will be paid during periods through 2006 since, in many instances, the employees whose positions were eliminated can elect or are required to receive their payments over an extended period of time.  Most exit costs are expected to be paid during 2004.  However, certain costs, such as long-term lease payments, will be paid over periods after 2004.

As a result of initiatives implemented under the 2004-2006 Restructuring Program, the Company recorded $31 million and $56 million of accelerated depreciation on long-lived assets in cost of goods sold in the accompanying Consolidated Statement of Earnings for the three and nine months ended September 30, 2004, respectively.  The accelerated depreciation relates to long-lived assets accounted for under the held and used model of SFAS No. 144.  Accelerated depreciation represents a non-cash item.  The third quarter amount of $31 million relates to $12 million of photofinishing facilities and equipment, $18 million of manufacturing facilities and equipment, and $1 million of administrative facilities and equipment that will be used until their abandonment.  The year-to-date amount of $56 million relates to $26 million of photofinishing facilities and equipment, $29 million of manufacturing facilities and equipment, and $1 million of administrative facilities and equipment that will be used until their abandonment.  The Company will incur accelerated depreciation charges of approximately $82 million in the fourth quarter of 2004 as a result of the initiatives already implemented under the 2004-2006 Restructuring Program.

The charges of $264 million recorded in the third quarter included $97 million applicable to the D&FIS segment, $3 million applicable to the Health Imaging segment, $3 million applicable to the Graphics Communication segment and $1 million applicable to the Commercial Imaging segment.  The balance of $160 million was applicable to manufacturing, research and development, and administrative functions, which are shared across all segments.  The year-to-date charges of $433 million included $195 million applicable to the D&FIS segment, $5 million applicable to the Health Imaging segment, $3 million applicable to the Graphics Communications segment, and $1 million applicable to the Commercial Imaging segment.  The balance of $229 million was applicable to manufacturing, research and development, and administrative functions, which are shared across all segments.

On July 21, 2004, the Company announced that it is accelerating the cost reduction program announced in January 2004.  At that time, the Company said it would reduce employment by a range of 12,000 to 15,000 worldwide through 2006, with reductions of 2,500 to 3,500 occurring in 2004.  Under the January program, the Company has already reduced employment by 5,900 positions through the third quarter, and plans an additional reduction of 700 to 1,000 positions for the balance of the year.  These actions will result in charges this year of $325 million to $350 million.

Third Quarter, 2003 Restructuring Program

During the third quarter of 2003, the Company announced its intention to implement a series of cost reduction actions during the last two quarters of 2003 and the first two quarters of 2004, which were expected to result in pre-tax charges totaling $350 million to $450 million.  It was anticipated that these actions would result in a reduction of approximately 4,500 to 6,000 positions worldwide, primarily relating to the rationalization of global manufacturing assets, reduction of corporate administration and research and development, and the consolidation of the infrastructure and administration supporting the Company’s consumer imaging and professional products and services operations.

The Company implemented certain actions under this Program during the first quarter of 2004.  As a result of these actions, the Company recorded charges of $56 million in the first quarter of 2004, which was composed of severance, exit costs, long-lived asset impairments and inventory write-downs of $43 million, $7 million, $4 million and $2 million, respectively.  The severance costs related to the elimination of approximately 2,000 positions, including approximately 850 photofinishing positions, 775 manufacturing positions and 375 administrative positions.  The geographic composition of the positions to be eliminated includes approximately 1,100 in the United States and Canada and 900 throughout the rest of the world.  The reduction of the 2,000 positions and the $50 million charges for severance and exit costs are reflected in the Third Quarter, 2003 Restructuring Program table below.  The $4 million charge for long-lived asset impairments was included in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the nine months ended September 30, 2004.  The charges taken for inventory write-downs of $2 million were reported in cost of goods sold in the accompanying Consolidated Statement of Earnings for the nine months ended September 30, 2004.

The following table summarizes the activity with respect to the severance charges and exit costs recorded in connection with the focused cost reduction actions that the Company has committed to under the Third Quarter, 2003 Restructuring Program and the remaining balances in the related reserves at September 30, 2004:

	Number of Employees	Severance Reserve	Exit Costs Reserve	Total

Q3, 2003 charges	1,700	$123	$—	$123
Q3, 2003 utilization	(100)	(3)	—	(3)

Balance at 9/30/03	1,600	120	—	120
Q4, 2003 charges	2,150	108	40	148
Q4, 2003 utilization	(2,025)	(48)	(28)	(76)

Balance at 12/31/03	1,725	180	12	192
Q1, 2004 charges	2,000	43	7	50
Q1, 2004 reversal	—	(2)	—	(2)
Q1, 2004 utilization	(2,075)	(72)	(5)	(77)

Balance at 3/31/04	1,650	149	14	163
Q2, 2004 reversal	—	(2)	(2)	(4)
Q2, 2004 utilization	(1,375)	(62)	(2)	(64)

Balance at 6/30/04	275	85	10	95
Q3, 2004 reversal	—	(2)	—	(2)
Q3, 2004 utilization	(225)	(25)	(2)	(27)

Balance at 9/30/04	50	$58	$8	$66

The severance charges of $43 million and the exit costs of $7 million taken in the first quarter of 2004 were reported in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the nine months ended September 30, 2004.  The severance costs and exit costs require the outlay of cash.  The Company made $159 million of severance payments and $9 million of exit cost payments related to the Third Quarter, 2003 Restructuring Program during the first three quarters of 2004.  In addition, the Company reversed $2 million of severance reserves during the third quarter of 2004, for a total of $6 million for the first three quarters of 2004, as severance payments to terminated employees were less than originally estimated.  Accordingly, severance reserve reversals of $2 million and $6 million were recorded in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the three and nine months ended Se ptember 30, 2004, respectively.  During the nine months ended September 30, 2004, $2 million of exit costs reserves were reversed as the Company was able to settle a lease obligation for an amount that was less than originally estimated.  This reversal was included in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the nine months ended September 30, 2004.  The remaining severance payments relating to initiatives already implemented under the Third Quarter, 2003 Restructuring Program will be paid during periods through 2005 since, in many instances, the employees whose positions were eliminated can elect or are required to receive their severance payments over an extended period of time.  Most exit costs are expected to be paid during 2004.  However, certain costs, such as long-term lease payments, will be paid over periods after 2004.

As a result of initiatives implemented under the Third Quarter, 2003 Restructuring Program, the Company recorded $3 million and $23 million of accelerated depreciation on long-lived assets in cost of goods sold in the accompanying Consolidated Statement of Earnings for the three and nine months ended September 30, 2004, respectively.  The accelerated depreciation relates to long-lived assets accounted for under the held and used model of SFAS No. 144.  Accelerated depreciation represents a non-cash item.  The third quarter amount of $3 million relates to manufacturing facilities and equipment that will be used until their abandonment.  The year-to-date amount of $23 million relates to $16 million of manufacturing facilities and equipment and $7 million of photofinishing facilities and equipment that will be used until their abandonment.  The Company will incur accelerated depreciation charges of approximately $1 million in the fourth quarter of 2004, as a result of the initiatives already implemented under the Third Quarter, 2003 Restructuring Program.

The charges of $3 million recorded in the third quarter are applicable to manufacturing functions, which are shared across all segments.  The year-to-date charges of $79 million included $45 million applicable to the D&FIS segment, $6 million applicable to the Health Imaging segment and $1 million applicable to the Commercial Imaging segment.  The balance of $27 million was applicable to manufacturing, research and development, and administrative functions, as well as curtailment gains and losses, which are shared across segments.

As of the end of the first quarter of 2004, the Company had committed to all of the initiatives originally contemplated under the Third Quarter, 2003 Restructuring Program.  The Company committed to the elimination of a total of 5,850 positions under the Third Quarter, 2003 Restructuring Program.  The remaining 50 positions to be eliminated under the Third Quarter, 2003 Restructuring Program are expected to be completed during 2004.  The Company expects the cost savings as a result of all actions contemplated under the Third Quarter, 2003 Restructuring Program to be $275 million to $300 million in 2004, with annual savings of $325 million to $350 million thereafter.

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

The following table summarizes the activity with respect to the severance and exit costs charges recorded in connection with the focused cost reduction actions that the Company has committed to under the First Quarter, 2003 Restructuring Program and the remaining balances in the related reserves at September 30, 2004:

(dollars in millions)

	Number of Employees	Severance Reserve	Exit Costs Reserve	Total

Q1, 2003 charges	425	$28	$—	$28
Q1, 2003 utilization	(150)	(2)	—	(2)

Balance at 3/31/03	275	26	—	26
Q2, 2003 charges	500	20	4	24
Q2, 2003 utilization	(500)	(13)	—	(13)

Balance at 6/30/03	275	33	4	37
Q3, 2003 charges	925	19	4	23
Q3, 2003 utilization	(400)	(12)	(1)	(13)

Balance at 9/30/03	800	40	7	47
Q4, 2003 utilization	(625)	(17)	(3)	(20)

Balance at 12/31/03	175	23	4	27
Q1, 2004 reversal	—	(1)	—	(1)
Q1, 2004 utilization	(150)	(11)	(3)	(14)

Balance at 3/31/04	25	11	1	12
Q2, 2004 utilization	—	(2)	—	(2)

Balance at 6/30/04	25	9	1	10
Q3, 2004 utilization	(25)	(1)	(1)	(2)

Balance at 9/30/04	0	$8	$0	$8

The severance and exit costs require the outlay of cash.  During the first three quarters of 2004, the Company made severance payments of $14 million, and exit cost payments of $4 million related to the First Quarter, 2003 Restructuring Program.  In addition, the Company reversed $1 million of excess severance reserves.  This reversal was included in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the nine months ended September 30, 2004.  The remaining severance payments will be paid during periods through 2005 since, in many instances, the employees whose positions were eliminated can elect or are required to receive their severance payments over an extended period of time.

As a result of initiatives implemented under the First Quarter, 2003 Restructuring Program, the Company recorded $7 million of accelerated depreciation on long-lived assets in cost of goods sold in the accompanying Consolidated Statement of Earnings for the nine months ended September 30, 2004.  The accelerated depreciation relates to long-lived assets accounted for under the held and used model of SFAS No. 144.  Accelerated depreciation represents a non-cash item.  The year-to-date amount of $7 million relates to lab equipment used in photofinishing that was used until its abandonment.

The total restructuring charges of $7 million recorded in the nine months ended September 30, 2004, under the First Quarter, 2003 Restructuring Program were applicable to the D&FIS segment.

As of the end of the third quarter of 2003, the Company had committed to all of the initiatives originally contemplated under the First Quarter, 2003 Restructuring Program.  A total of 1,850 positions were eliminated as a result of the initiatives implemented under the First Quarter, 2003 Restructuring Program.  Cost savings resulting from the implementation of all First Quarter, 2003 Restructuring Program actions are expected to be $65 million to $85 million on an annual basis, beginning in 2004.

Phogenix Restructuring Program

The Company recorded $17 million of charges in the second quarter of 2003 associated with the Company’s exit from the D&FIS segment’s Phogenix joint venture with Hewlett Packard.  At September 30, 2004, the exit costs reserve, which represented the only cash portion of the charge, amounted to $3 million.  During the second quarter of 2004, the Company reversed $3 million of exit costs reserves as a result of actual shutdown costs being lower than estimated.  This reversal was included in the restructuring costs and other in the accompanying Consolidated Statement of Earnings for the nine months ended September 30, 2004.  The remaining exit costs, which represent long-term lease payments, will be paid during 2004 and beyond.

Fourth Quarter, 2002 Restructuring Program

At September 30, 2004, the Company had remaining severance and exit costs reserves of $2 million and $2 million, respectively, relating to the planned Program of focused cost reduction initiatives it announced during the Fourth Quarter of 2002.  All actions anticipated under this Program were completed by the end of the third quarter of 2003 and resulted in the elimination of a total of 1,825 positions.

The severance and exit costs require the outlay of cash.  During the first three quarters of 2004, approximately $10 million of severance payments were made under the Fourth Quarter, 2002 Restructuring Program.  During the first three quarters of 2004, approximately $2 million of exit cost payments were made under the Fourth Quarter, 2002 Restructuring Program.  In addition, approximately $4 million of excess exit costs reserves were reversed and included in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the nine months ended September 30, 2004, as the cost to shut down facilities was less than originally estimated.  The remaining severance payments will be paid during periods through 2005 since, in many instances, the employees whose positions were eliminated could elect or were required to receive their severance payments over an extended period of time.  Most of the remaining exit costs, which represent long-term lease payments, will be paid during 2004 and beyond.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes that its cash flow from operations will be sufficient to cover its working capital and capital investment needs and the funds required for future debt reduction and dividend payments.  The Company’s cash balances and financing arrangements will be used to bridge timing differences between expenditures and cash generated from operations.

The Company’s cash and cash equivalents decreased $137 million, from $1,250 million at December 31, 2003 to $1,113 million at September 30, 2004.  The decrease resulted primarily from $655 million of net cash used in financing activities.  This was offset by $466 million of net cash provided by operating activities, and $55 million of net cash provided by investing activities.

The net cash provided by operating activities of $466 million was mainly attributable to the Company’s net earnings for the nine months ended September 30, 2004, as adjusted for the earnings from discontinued operations, equity in earnings from unconsolidated affiliates, depreciation, purchased research and development, restructuring costs, asset impairments and other non-cash charges, a benefit from deferred taxes, and a gain on sales of businesses/assets.  This source of cash was partially offset by an increase in receivables of $78 million, an increase in inventories of $244 million, discussed below, and a decrease in liabilities excluding borrowings of $43 million due to a decrease in accounts payable and other current liabilities, excluding those liabilities assumed from the 2004 acquisitions of NexPress, Algotec and Versamark, and the minority investment in Lucky Film.  The increase in receivables is primarily attributable to increased sales in the month of September 2004 compared with September 2003 related to sales of digital products.  The decrease in accounts payable and other current liabilities is consistent with the fact that there was a decrease in liabilities excluding borrowings of $63 million for the nine months ended September 30, 2003, as the Company’s accounts payable and other current liabilities balance is historically the highest at year end.  The net cash used in investing activities from continuing operations of $653 million was utilized primarily for capital expenditures of $283 million, business acquisitions of $358 million and investments in unconsolidated affiliates of $31 million.  The net cash used in financing activities of $655 million was the result of debt repayments exceeding new borrowings as well as dividend payments for the nine months ended September 30, 2004.

Working capital increased to $590 million from $205 million at year-end 2003.  This increase is mainly attributable to higher inventory balances resulting from (1) volume increases related to sales of digital products and (2) the inventory build in anticipation of fourth quarter sales.  In addition to the increase in inventories, the Company has significantly reduced its use of the commercial paper (short-term debt) market in managing its working capital to fund its operating and investing activities.

The Company maintains $2,399 million in committed bank lines of credit and $1,690 million in uncommitted bank lines of credit to ensure continued access to short-term borrowing capacity.  On September 5, 2003, the Company filed a shelf registration statement on Form S-3 (the new debt shelf registration) for the issuance of up to $2,000 million of new debt securities.  Pursuant to Rule 429 under the Securities Act of 1933, $650 million of remaining unsold debt securities under a prior shelf registration statement were included in the new debt shelf registration, thus giving the Company the ability to issue up to $2,650 million in public debt.  After issuance of $500 million in notes (referred to below), the remaining availability under the new debt shelf registration is currently at $2,150 million.  These funding alternatives provide the Company with sufficient flexibility and liquidity to meet its working capital and investing needs.  However, the success of future public debt issuances will be dependent on market conditions at the time of such an offering.

The Company’s primary estimated future uses of cash for 2004 include debt reductions and dividend payments.  The Company has a dividend policy whereby it makes semi-annual payments which, when declared, will be paid on the Company’s 10th business day each July and December to shareholders of record on the close of the first business day of the preceding month.  On May 12, 2004, the Board of Directors declared a dividend of $.25 per share payable to shareholders of record at the close of business on June 1, 2004.  This dividend was paid on July 15, 2004.  On October 19, 2004, the Board of Directors declared a dividend of $.25 per share payable to shareholders of record at the close of business on November 1, 2004.  This dividend will be paid on December 14, 2004.

Capital additions were $283 million in the nine months ended September 30, 2004, with the majority of the spending supporting new products, manufacturing productivity and quality improvements, infrastructure improvements, and ongoing environmental and safety initiatives.  For the full year 2004, the Company expects its capital spending, excluding acquisitions, to be in the range of $450 million to $500 million.

During the nine months ended September 30, 2004, the Company expended $275 million against the related restructuring reserves, primarily for the payment of severance benefits.  Employees whose positions were eliminated could elect to have their severance benefits paid over a period of up to two years following their date of termination.

The Company has $2,225 million in committed revolving credit facilities, which are available for general corporate purposes including the support of the Company’s commercial paper program.  The credit facilities are comprised of the $1,000 million 364-day committed revolving credit facility (364-Day Facility) expiring in July 2005 and a 5-year committed facility at $1,225 million expiring in July 2006 (5-Year Facility).  If unused, they have a commitment fee of $4.5 million per year at the Company’s current credit rating of Baa3 and BBB- from Moody’s and Standard & Poors (S&P), respectively.  Interest on amounts borrowed under these facilities is calculated at rates based on spreads above certain reference rates and the Company’s credit rating.  Under the 364-Day Facility and 5-Year Facility, there is a financial covenant that requires the Company to maintain a debt to EBITDA (earnings before interest, income taxes, depreciation and amortization) ratio of not greater than 3 to 1.  In the event of violation of the covenant, the facility would not be available for borrowing until the covenant provisions were waived, amended or satisfied.  The Company was in compliance with this covenant at September 30, 2004.  The Company does not anticipate that a violation is likely to occur.

The Company has other committed and uncommitted lines of credit at September 30, 2004 totaling $174 million and $1,690 million, respectively.  These lines primarily support borrowing needs of the Company’s subsidiaries, which include term loans, overdraft coverage, letters of credit and revolving credit lines.  Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market conditions.  Total outstanding borrowings against these other committed and uncommitted lines of credit at September 30, 2004 were $60 million and $193 million, respectively.  These outstanding borrowings are reflected in the short-term borrowings and long-term debt, net of current portion balances in the accompanying Consolidated Statement of Financial Position at September 30, 2004.

At September 30, 2004, the Company had no commercial paper outstanding.  To provide additional financing flexibility, the Company has an accounts receivable securitization program, which was renewed in March 2004 at a maximum borrowing level of $200 million.  At September 30, 2004, the Company had no amounts outstanding under this program.

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

The holders have the right to require the Company to purchase their Convertible Securities for cash at a purchase price equal to 100% of the principal amount of the Convertible Securities plus any accrued and unpaid interest on October 15, 2010, October 15, 2013, October 15, 2018, October 15, 2023 and October 15, 2028, or upon a fundamental change as described in the offering memorandum filed under Rule 144A in conjunction with the private placement of the Convertible Securities.  As of September 30, 2004, the Company reserved 18,536,447 shares in treasury stock to cover potential future conversions of these Convertible Securities into common stock.

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

The Company’s debt ratings from each of the three major rating agencies did not change during the nine months ended September 30, 2004.  Moody’s and Standard & Poors (S&P) ratings for the Company’s long-term debt (L/T) and short-term debt (S/T), including their outlooks, as of September 30, 2004 were as follows:

	L/T	S/T	Outlook

Moody’s	Baa3	P-3	Negative
S&P	BBB-	A-3	Negative

On October 21, 2004, S&P placed its BBB-long-term and A-3 short-term credit ratings on Kodak on CreditWatch with negative implications.  This reflects S&P’s heightened concern about the Company’s profit outlook given the rapid decline of the Company’s traditional photography sales.  S&P will meet with management to complete a full assessment and may revise their ratings for the Company.

The Company is in compliance with all covenants or other requirements set forth in its credit agreements and indentures.  Further, the Company does not have any rating downgrade triggers that would accelerate the maturity dates of its debt, with the exception of the following: the outstanding borrowings, if any, under the accounts receivable securitization program if the Company’s credit ratings from S&P or Moody’s were to fall below BB and Ba2, respectively, and such condition continued for a period of 30 days.  Additionally, the Company could be required to increase the dollar amount of its letters of credit or other financial support up to an additional $141 million in relation to these matters if its Moody’s or S&P long-term debt credit ratings are reduced below the current ratings of Baa3 and BBB-, respectively.  Further downgrades in the Company’s credit rating or disruptions in the capital markets could impact borrowing costs and the nature of its funding alternatives.  However, the Company has access to $2,225 million in committed revolving credit facilities to meet unanticipated funding needs should it be necessary.

As a result of the cumulative impact of the ongoing position eliminations under its Third Quarter, 2003 and 2004 - 2006 Restructuring Programs as disclosed in Note 8, the Company incurred curtailment gains and losses with respect to certain of its retirement plans in the first three quarters of 2004.    These curtailment events, as well as the merger of two of the Company’s major non-U.S. plans, resulted in the remeasurement of the respective plans’ obligations, which impacted the accounting for the additional minimum pension liabilities.  As a result of these remeasurements, the Company was required to increase its additional minimum pension liabilities by a net of $37 million during the first three quarters of 2004.  This increase is reflected in the postretirement liabilities component within the accompanying Consolidated Statement of Financial Position as of September 30, 2004.  The net-of-tax amount of $27 million relating to the recording of the additional minimum pension liabilities is reflected in the accumulated other comprehensive loss component within the accompanying Consolidated Statement of Financial Position as of September 30, 2004.  The related increase in the long-term deferred tax asset of $10 million was reflected in the other long-term assets component within the accompanying Consolidated Statement of Financial Position as of September 30, 2004.

The Company made contributions (funded plans) or paid benefits (unfunded plans) totaling approximately $98 million relating to its major U.S. and non-U.S. defined benefit pension plans in the first three quarters of 2004.  The Company expects its contribution (funded plans) and benefit payment (unfunded plans) requirements for its major U.S. and non-U.S. defined benefit pension plans for the balance of 2004 to be approximately $21 million.

The Company paid benefits totaling approximately $203 million relating to its U.S., United Kingdom and Canada postretirement benefit plans in the first three quarters of 2004.  The Company expects to pay benefits of $61 million for its U.S., United Kingdom and Canada postretirement plans for the balance of 2004.

At September 30, 2004, the Company had outstanding letters of credit totaling $121 million and surety bonds in the amount of $111 million primarily to ensure the completion of environmental remediations, the payment of casualty and workers’ compensation claims, and to meet various customs and tax obligations.

OFF-BALANCE SHEET ARRANGEMENTS

The Company guarantees debt and other obligations under agreements with certain affiliated companies and customers.  At September 30, 2004, these guarantees totaled a maximum of $357 million, with outstanding guaranteed amounts of $136 million.  The maximum guarantee amount includes guarantees of up to: $160 million of debt for KPG ($29 million outstanding); $133 million of customer amounts due to banks in connection with various banks’ financing of customers’ purchase of products and equipment from Kodak ($66 million outstanding); and $64 million for other unconsolidated affiliates and third parties ($41 million outstanding).  The KPG debt facility and the related guarantee mature on December 31, 2005.  The guarantees for the other unconsolidated affiliates and third party debt mature between October 2004 and December 2009.  The customer financing agreements and related guarantees typically have a term of 90 days for product and short-term equipment financing arrangements, and up to five years for long-term equipment financing arrangements.  These guarantees would require payment from Kodak only in the event of default on payment by the respective debtor.  In some cases, particularly for guarantees related to equipment financing, the Company has collateral or recourse provisions to recover and sell the equipment to reduce any losses that might be incurred in connection with the guarantee.  Equipment financing activity where the Company has collateral is not material.

Management believes the likelihood is remote that material payments will be required under any of these guarantees described above.  With respect to the guarantees that the Company issued in the three and nine months ended September 30, 2004, the Company assessed the fair value of its obligation to stand ready to perform under these guarantees by considering the likelihood of occurrence of the specified triggering events or conditions requiring performance as well as other assumptions and factors.  The Company has determined that the fair value of the guarantees was not material to the Company’s financial position, results of operations or cash flows.

The Company also guarantees debt owed to banks for some of its consolidated subsidiaries.  The maximum amount guaranteed is $435 million, and the outstanding debt under those guarantees, which is recorded within the short-term borrowings and long-term debt, net of current portion components in the accompanying Consolidated Statement of Financial Position, is $220 million.  These guarantees expire in 2004 through 2006.

The Company may provide up to $100 million in loan guarantees to support funding needs for SK Display Corporation, an unconsolidated affiliate in which the Company has a 34% ownership interest.  As of September 30, 2004, the Company has not been required to guarantee any of the SK Display Corporation’s outstanding debt.

The Company issues indemnifications in certain instances when it sells businesses and real estate, and in the ordinary course of business with its customers, suppliers, service providers and business partners.  Further, the Company indemnifies its directors and officers who are, or were, serving at Kodak’s request in such capacities.  Historically, costs incurred to settle claims related to these indemnifications have not been material to the Company’s financial position, results of operations or cash flows.  Additionally, the fair value of the indemnifications that the Company issued during the quarter ended September 30, 2004 was not material to the Company’s financial position, results of operations or cash flows.

Qualex, a wholly owned subsidiary of Kodak, has a 50% ownership interest in Express Stop Financing (ESF), which is a joint venture partnership between Qualex and a subsidiary of Dana Credit Corporation (DCC), a wholly owned subsidiary of Dana Corporation.  Qualex accounts for its investment in ESF under the equity method of accounting.  ESF provided a long-term financing solution to Qualex’s photofinishing customers in connection with Qualex’s leasing of photofinishing equipment to third parties, as opposed to Qualex extending long-term credit.  As part of the operations of its photofinishing services, Qualex sold equipment under a sales-type lease arrangement and recorded a long-term receivable.  These long-term receivables were subsequently sold to ESF without recourse to Qualex and, therefore, these receivables were removed from Qualex’s accounts.  ESF incurred debt to finance the purchase of the receivables from Qualex.  This debt is collateralized solely by the long-term receivables purchased from Qualex and, in part, by a $40 million guarantee from DCC.  Qualex provides no guarantee or collateral to ESF’s creditors in connection with the debt, and ESF’s debt is non-recourse to Qualex.  Qualex’s only continued involvement in connection with the sale of the long-term receivables is the servicing of the related equipment under the leases.  Qualex has continued revenue streams in connection with this equipment through future sales of photofinishing consumables, including paper and chemicals, and maintenance.

Although the lessees’ requirement to pay ESF under the lease agreements is not contingent upon Qualex’s fulfillment of its servicing obligations, under the agreement with ESF, Qualex would be responsible for any deficiency in the amount of rent not paid to ESF as a result of any lessee’s claim regarding maintenance or supply services not provided by Qualex.  Such lease payments would be made in accordance with the original lease terms, which generally extend over 5 to 7 years.  To date, the Company has incurred no such material claims, and Qualex does not anticipate any significant situations where it would be unable to fulfill its service obligations under the arrangement with ESF.  ESF’s outstanding lease receivable amount was approximately $217 million at September 30, 2004.

Effective July 20, 2004, ESF entered into an agreement amending the Receivables Purchase Agreement (RPA), which represents the financing arrangement between ESF and its bank.  Under the amended RPA agreement, maximum borrowings were lowered to $200 million.  Total outstanding borrowings under the RPA at September 30, 2004 were $188 million.  The amended RPA extends through July 2005, at which time the RPA can be extended or terminated.  Pursuant to the ESF partnership agreement between Qualex and DCC, commencing October 6, 2003, Qualex no longer sells its lease receivables to ESF.  Qualex currently is utilizing the services of Imaging Financial Services, Inc., a wholly owned subsidiary of General Electric Capital Corporation, as its primary financing solution for prospective leasing activity with its U.S. customers.

OTHER

At September 30, 2004, the Company’s undiscounted accrued liabilities for environmental remediation costs amounted to $142 million and are reported in other long-term liabilities in the accompanying Consolidated Statement of Financial Position.

The Company is currently implementing a Corrective Action Program required by the Resource Conservation and Recovery Act (RCRA) at the Kodak Park site in Rochester, NY.  As part of this program, the Company has completed the RCRA Facility Assessment (RFA), a broad-based environmental investigation of the site.  The Company is currently in the process of completing, and in some cases has completed, RCRA Facility Investigations (RFI) and Corrective Measures Studies (CMS) for areas at the site.  At September 30, 2004, estimated future investigation and remediation costs of $65 million are accrued for this site and are included in the $142 million reported in other long-term liabilities.

The Company has obligations relating to other operating sites and former operations with estimated future investigation, remediation and monitoring costs of $44 million.  At September 30, 2004, these costs are accrued and included in the $142 million reported in other long-term liabilities.

The Company has retained certain obligations for environmental remediation and Superfund matters related to certain sites associated with the non-imaging health businesses sold in 1994.  At September 30, 2004, estimated future remediation costs of $33 million are accrued for these sites and are included in the $142 million reported in other long-term liabilities.

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

A Consent Decree was signed in 1994 in settlement of a civil complaint brought by the U.S. Environmental Protection Agency and the U.S. Department of Justice.  In connection with the Consent Decree, the Company is subject to a Compliance Schedule, under which the Company has improved its waste characterization procedures, upgraded one of its incinerators, and is evaluating and upgrading its industrial sewer system.  The total expenditures required to complete this program are currently estimated to be approximately $17 million over the next five years.  These expenditures are incurred as part of plant operations and, therefore, are not included in the environmental accrual at September 30, 2004.

The Company is presently designated as a potentially responsible party (PRP) under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (the Superfund Law), or under similar state laws, for environmental assessment and cleanup costs as the result of the Company’s alleged arrangements for disposal of hazardous substances at four such active sites.  With respect to each of these sites, the Company’s liability is minimal.  In addition, the Company has been identified as a PRP in connection with the non-imaging health businesses in four active Superfund sites.  Numerous other PRPs have also been designated at these sites.  Although the law imposes joint and several liability on PRPs, the Company’s historical experience demonstrates that these costs are shared with other PRPs.  Settlements and costs paid by the Company in Superfund matters to date have not been material.  Future costs are also not expected to be material to the Company’s financial position, results of operations or cash flows.

The Clean Air Act Amendments were enacted in 1990.  Expenditures to comply with the Clean Air Act implementing regulations issued to date have not been material and have been primarily capital in nature.  In addition, future expenditures for existing regulations, which are primarily capital in nature, are not expected to be material to the Company’s financial position, results of operations or cash flows.  Many of the regulations to be promulgated pursuant to this Act have not been issued.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”).”  The Act, which was signed into law on December 8, 2003, authorizes Medicare to provide prescription drug benefits to retirees. Under the Act, the federal government will begin to make subsidy payments to employers that sponsor postretirement benefit plans under which retirees receive prescription drug benefits that are actuarially equivalent to the prescription drug benefits provided by Medicare.  Accordingly, the FSP provides guidance on accounting for the effects of the subsidy.  As of and for the year ended December 31, 2003 and the quarter ended March 31, 2004, the Company had deferred the recognition of the effects of the Act in accordance with FSP No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” (that was issued in January 2004), which permitted employers to either (1) recognize the effects of the Act as of the enactment date or (2) defer recognition until the earlier of the FASB’s issuance of final rules on how to account for the subsidy or any remeasurement of plan obligations after January 31, 2004 due to a plan amendment, curtailment, or other significant event.  FSP 106-2 supersedes FSP 106-1.  The provisions of FSP 106-2 are effective for the first interim or annual period beginning after June 15, 2004 (third quarter of 2004 for Kodak); however early adoption is encouraged.  Accordingly, the Company adopted the provisions of FSP 106-2 effective April 1, 2004 (second quarter of 2004) on a prospective basis.  The impacts of the adoption of FSP 106-2 are discussed in detail in Note 9, “Retirement Plans and Other Postretirement Benefits.”

Emerging Issues Task Force (EITF) Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” states that, if an instrument is convertible to equity securities if either a market or other contingency is satisfied, then the securities should be included in the diluted earnings per share computation (if dilutive) regardless of whether the market price trigger (or other contingent feature) has been met.  The Company will adopt EITF No. 04-08 effective for periods ending after December 15, 2004 (fourth quarter) with restatement of prior periods presented, as required.

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this report may be forward-looking in nature, or “forward-looking statements” as defined in the United States Private Securities Litigation Reform Act of 1995.  For example, references to expectations for the Company’s growth in sales and earnings, the effects of legislation, cash generation, tax rate, and debt reduction plans are forward-looking statements.

Actual results may differ from those expressed or implied in forward-looking statements.  In addition, any forward-looking statements represent the Company’s estimates only as of the date they are made, and should not be relied upon as representing the Company’s estimates as of any subsequent date.  While the Company may elect to update forward-looking statements at some point in the future, the Company specifically disclaims any obligation to do so, even if its estimates change.  The forward-looking statements contained in this report are subject to a number of factors and uncertainties, including the successful: transition from analog to digital imaging, implementation of the digitally-oriented growth strategy, including the related implementation of the recently announced three-year cost reduction program; implementation of the debt reduction plans; implementation of product strategies (including digital products, category expansion, digitizat ion, and OLED displays); implementation of intellectual property licensing strategies; development and implementation of e-commerce strategies; completion of information systems upgrades, including SAP, our enterprise system software; completion of various portfolio actions; reduction of inventories and capital expenditures; integration of newly acquired businesses; improvement in receivables performance; improvement in manufacturing productivity and techniques; improvement in supply chain efficiency; implementation of future focused cost reductions, including personnel reductions; and the development of the Company’s business in emerging markets like China, India, Brazil, Mexico, and Russia.  The forward-looking statements contained in this report are subject to the following additional factors and uncertainties: inherent unpredictability of currency fluctuations and raw material costs; competitive actions, including pricing; the nature and pace of technology evolution, including the analog-to-digital transition; continuing customer consolidation and buying power; current and future proposed changes to tax laws, as well as other factors which could adversely impact our effective tax rate in the future; general economic, business, geo-political, regulatory and public health conditions; market growth predictions; and other factors and uncertainties disclosed herein and from time to time in the Company’s other filings with the Securities and Exchange Commission.

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

Using a sensitivity analysis based on estimated fair value of open foreign currency forward contracts using available forward rates, if the U.S. dollar had been 10% weaker at September 30, 2004 and 2003, the fair value of open forward contracts would have increased $45 million and $49 million, respectively.  Such gains or losses would be substantially offset by losses or gains from the revaluation or settlement of the underlying positions hedged.

Using a sensitivity analysis based on estimated fair value of open silver forward contracts using available forward prices, if available forward silver prices had been 10% lower at September 30, 2004 and 2003, the fair value of open forward contracts would have decreased $1 million and $4 million, respectively.  Such losses in fair value, if realized, would be offset by lower costs of manufacturing silver-containing products.

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

Using a sensitivity analysis based on estimated fair value of short-term and long-term borrowings, if available market interest rates had been 10% higher (about 35 basis points) at September 30, 2004, the fair value of short-term and long-term borrowings would have decreased $1 million and $58 million, respectively.  Using a sensitivity analysis based on estimated fair value of short-term and long-term borrowings, if available market interest rates had been 10% higher (about 38 basis points) at September 30, 2003, the fair value of short-term and long-term borrowings would have decreased $1 million and $15 million, respectively.  The larger decrease in the fair value of long-term borrowings in 2004 as compared with 2003 was due to the increase in the amount of long-term borrowings as a result of the October 2003 issuances of $500 million of 7.25% Senior Notes due 2013 and $575 million of 3.375% Convertible Senior Notes due 2033.

The Company’s financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments.  The Company manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties.  The Company has procedures to monitor the credit exposure amounts.  The maximum credit exposure at September 30, 2004 was not significant to the Company.

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

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On October 7, 2004, the Company and Sun Microsystems Inc. reached a tentative agreement to settle a lawsuit filed by Kodak on February 11, 2002 in Federal District Court, Western District of New York, for infringement of three Kodak patents covering a software architecture used in Sun’s Java product.  The settlement followed an October 1, 2004 verdict in which a federal court jury found that the Kodak patents in issue were valid, that Sun infringed the patents, and that Sun’s affirmative defense was without merit.

On October 12, 2004, a final settlement agreement was signed.  Pursuant to the terms of the settlement agreement, Sun paid Kodak $92 million in cash on October 12, 2004.

Kodak provided to Sun a non-exclusive license under the Kodak patents at issue.  In addition, Kodak licensed to Sun certain other Kodak patents for existing and future versions of Sun’s Java technology.  The other licensed Kodak patents are limited to those Kodak patents infringed on October 12, 2004 by the current version of Sun’s Java technology.

Kodak also released Sun from any past infringement of Kodak’s patents by the Java technology.

The license and the release relative to Java technology extend to Sun’s licensees, customers, developers, suppliers, manufacturers, and distributors.

Sun released Kodak from all counterclaims that it had asserted in the litigation.

The case was dismissed with prejudice.

Item 6.  Exhibits

Exhibits and financial statement schedules required as part of this report are listed in the index appearing on page 71.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EASTMAN KODAK COMPANY
(Registrant)

Date: November 9, 2004	/s/ RICHARD G. BROWN, JR.

Richard G. Brown, Jr. Controller

Eastman Kodak Company
Index to Exhibits and Financial Statement Schedules

Exhibit Number

(10)H.	Stock and Asset Purchase Agreement by and between Eastman Kodak Company and ITT Industries, Inc. dated February 8, 2004.

(10)R.	Eastman Kodak Company 2000 Omnibus Long-Term Compensation Plan, as amended effective as of November 12, 2001.

(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, the Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and the Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Exhibit 10.)

Administrative Guide for the ________ Grant under the 2000 Omnibus Long-Term Compensation Plan.

Notice of Award of Non-Qualified Stock Options Granted To ______, Effective ______, Pursuant to the 2000 Omnibus Long-Term Compensation Plan.

Notice of Award of Restricted Stock Granted To ________, Pursuant to the 2000 Omnibus Long-Term Compensation Plan.

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