Form 10-K
period 2004-12-31
EASTMAN KODAK CO
filed 2005-04-06
CIK 31235

PAGE 1 of 173 pages

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

☒    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2004 or

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________

Commission File Number 1-87

EASTMAN KODAK COMPANY
(Exact name of registrant as specified in its charter)

NEW JERSEY	16-0417150
(State of incorporation)	(IRS Employer Identification No.)

343 STATE STREET, ROCHESTER, NEW YORK	14650
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 585-724-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $2.50 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes    ☒          No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes    ☒          No   ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2004, was approximately $7.7 billion.  The registrant has no non-voting common stock.

The number of shares outstanding of the registrant’s common stock as of March 31, 2005 was 287,093,986 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

PART III OF FORM 10-K

The following items in Part III of this Form 10-K incorporate by reference information from the 2005 Annual Meeting and Proxy Statement:

Item 10 -	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Item 11 -	EXECUTIVE COMPENSATION

Item 12 -	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Item 13 -	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Item 14 -	PRINCIPAL AUDITOR FEES AND SERVICES

PART I

ITEM 1.   BUSINESS

Kodak is the leader in helping people take, share, print and view images – for memories, for information, for entertainment.  With sales of $13.5 billion in 2004, the Company is committed to a digitally oriented growth strategy focused on the following businesses: Health -- supplying the medical and dental industries with traditional and digital imaging-information products and services, as well as healthcare IT solutions and services; Graphic Communications - offering on-demand color and black and white printing, wide-format inkjet printing, high-speed, high-volume continuous inkjet printing, as well as document scanning, archiving and multi-vendor IT services; Digital & Film Imaging Systems - providing consumers, professionals and cinematographers with digital and traditional products and services; and Display & Components - which designs and manufactures state-of-the-art organic light-emitting diode displays as well as other specialty materials, and delivers imaging sensors to original equipment manufacturers.

RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company restated its consolidated financial statements as of and for the year ended December 31, 2003. In addition, the Company restated its quarterly consolidated financial statements for each of the quarterly periods in 2003 and for the first three quarters of 2004. The restatement reflects adjustments to correct errors in the Company’s accounting for income taxes, accounting for pensions and other postretirement benefits as well as other miscellaneous adjustments. The restatement resulted in the Company adjusting its previously reported 2003 net income of $265 million ($.92 per share) to net income of $253 million ($.88 per share). The nature and impact of these adjustments are described in Note 1: “Significant Accounting Policies and Restatement.” Also see Note 24: “Quarterly Sales and Earnings Data - Unaudited” for the impact of these adjustments on each of the quarterly periods.

REPORTABLE SEGMENTS

As of and for the year ended December 31, 2004, the Company reported financial information for four reportable segments (Digital & Film Imaging Systems, Health, Commercial Imaging, and Graphic Communications).  The balance of the Company’s operations, which individually and in the aggregate do not meet the criteria of a reportable segment, are reported in All Other.  However, in September of 2004, the Company announced the realignment of its operations to accelerate growth in the commercial, consumer and health markets.  In connection with the realignment, the Company’s new reporting structure will be implemented beginning in the first quarter of 2005 as outlined below:

Digital & Film Imaging Systems (D&FIS) Segment:  The D&FIS segment comprises the same products and services as the current D&FIS segment, with the addition of aerial and industrial films.  This segment provides consumers, professionals and cinematographers with digital and traditional products and services.

Health Segment:  There were no changes to the Health segment.  This segment supplies the healthcare industry with traditional and digital image capture and output products and services.

Graphic Communications Segment:  As of January 1, 2005, the Graphic Communications segment consists of Encad, Inc., a maker of wide-format inkjet printers, inks and media; Kodak Versamark, Inc., a world leader in high-speed, 100% variable data printing; and NexPress Solutions, Inc., a leader in on-demand digital color and monochrome image printing systems.  Kodak’s Document Products and Services organization, which includes market-leading production and desktop document scanners, microfilm, worldwide service and support and business process services operations, is also part of this segment, along with Kodak’s 50 percent interest in Kodak Polychrome Graphics LLC (KPG), a joint venture with Sun Chemical.

The Graphic Communications segment serves a variety of customers in the in-plant, data center, commercial printing and digital service bureau markets with a range of equipment that spans large-format inkjet printing and digital monochrome printing to on-demand digital image-rich color printing and transactional communications.

On January 12, 2005, the Company announced that it had entered into a Redemption Agreement with Sun Chemical Corporation and Sun Chemical Group B.V. (collectively, “Sun”), pursuant to which the parties have agreed to consummate certain transactions that will result in Kodak owning 100% of the equity interests in Kodak Polychrome Graphics LLC and Kodak Polychrome Graphics Company Ltd (KPG).  The Company completed its acquisition of KPG on April 1, 2005.

On January 31, 2005, the Company announced that it has entered into a definitive agreement to acquire all of the outstanding common shares of Creo Inc., a premier supplier of prepress systems used by commercial printers worldwide.  The closing of the transactions contemplated by the Agreement is scheduled to take place three business days following the satisfaction or waiver of the closing conditions.  Either party may terminate the Agreement if the closing does not occur on or before September 30, 2005.

All Other:  All Other is composed of Kodak’s display and components business for image sensors, and other small, miscellaneous businesses.  It also includes development initiatives in consumer inkjet technologies.  These businesses offer imaging sensors to original equipment manufacturers (OEMs) and other specialty materials including organic light emitting diode (OLED) products to commercial customers.

In 2003, Kodak announced a comprehensive strategy to be implemented through 2006 to complete its transformation as the leader of the traditional photographic industry to a leadership position in emerging digital imaging markets.

Solid progress was achieved during 2004 in each area of this strategy.  Kodak holds a leading position in key digital product categories where we participate.

For 2005, the Company’s strategy has been reaffirmed to include the following priorities:

-	Drive digital revenue growth
-	Astutely manage our traditional businesses to stay ahead of market realities, and meet earnings goals
-	Effectively execute the cost structure changes demanded by our transformation
-	Relentlessly control costs associated with every aspect of our business
-	Maintain excellence in delivering customer-centric innovations and imaging solutions with the industry’s highest quality and focused - as always - on ease of use

By the end of 2005, Kodak expects to have achieved a level of digital revenues that exceeds traditional revenues and a balanced portfolio with three profitably growing digital segments and significant investments in new technologies.

As previously mentioned, the realignment and the new reporting structure are effective for the first quarter of 2005.  Accordingly, the following business discussion is based on the four reportable segments and All Other as they were structured as of and for the year ended December 31, 2004.  Kodak’s sales, earnings and assets by reportable segment for these four reportable segments and All Other for the past three years are shown in Note 23, “Segment Information.”

DIGITAL & FILM IMAGING SYSTEMS (D&FIS) SEGMENT

Sales from continuing operations of the D&FIS segment for 2004, 2003 and 2002 were (in millions) $9,186, $9,248, and $9,002, respectively.

This segment includes digital and traditional products for consumers, professional photographers and the entertainment industry.  This segment combines digital and traditional photography and photographic services in all its forms, including consumer, advanced amateur, professional and motion picture.  Kodak manufactures and markets films (consumer, professional and motion picture), photographic papers, processing services, photofinishing equipment, photographic chemicals, and cameras (including one-time-use, traditional and digital).  Kodak has also developed products that bridge traditional silver halide and digital products.  Products and services include kiosks, printer docks, consumer digital services and inkjet media.  Other digitization options have been created to stimulate more printing of images, adding to the consumption of film and paper.  These products serve amateur photographers, as well as professional, motion picture and television customers.  In addition, Kodak EasyShare gallery (formerly Ofoto.com) has accelerated Kodak’s growth in the online photography market and helped to drive more rapid adoption of digital and online services.  Kodak EasyShare gallery, which has 20 million members, offers digital processing of digital images and traditional film, top-quality prints, private online image storage, sharing, editing and creative tools, frames, cards, photo calendars and other merchandise.

Digital product offerings are replacing some of the traditional film and output products at varying rates.  For example, the workflow improvements offered by digital are having relatively more significant effects in the professional markets, while digital is having little impact in the entertainment markets.  The future impact of digital substitution on these film markets is difficult to predict due to a number of factors, including the pace of digital technology adoption, the underlying economic strength or weakness in major world markets, household film and media usage following a digital camera purchase, and the timing of digital infrastructure installation.  Additionally, digital substitution is happening at varying rates depending on geography.  For example, the pace of digital substitution in the consumer film market is more rapid in Japan, followed by the U.S. and Western Europe.  For 2005, the Company estimates that consumer film industry volumes could decline worldwide as much as 20% and in the U.S. as much as 30% primarily due to digital substitution.

Marketing and Competition:  The key elements of the Company’s strategy with respect to the digital and traditional products and services in this segment include growth in digital capture, expansion of online services and mobile imaging, leadership in professional lab solutions, leadership in distributed output at retail and in the home, and intelligent management of the traditional film and paper products and services.

Traditional products and services for the consumer are sold direct to retailers and through distributors throughout the world.  Price competition continues to exist in all marketplaces.  To be more cost competitive with its traditional product offerings, the Company is continuing to move manufacturing operations to lower cost markets and to rationalize capacity.  As previously outlined, digital product offerings are substituting for some of the traditional film and output products, primarily in the U.S., Japan and Western Europe, as a large number of consumers actively use digital cameras.  While this substitution to date has had an impact primarily on the Company’s film and paper sales, and processing services in the U.S., Japan and Western Europe, the Company’s strategy is to partially mitigate this by providing its own digital products, digitization services and output services.  The Company continues to realize growth in the sale of sensitized products -- including film and paper -- outside the U.S., particularly in emerging markets including Russia, India and China, where the Company has expanded the number of outlets for Kodak products.  To further accelerate the market for photography in China, the Company entered into an agreement with China Lucky Film Corporation in 2003 to work together in this regard.  The final cooperative agreement became effective on February 10, 2004, when the Chinese government approved Kodak’s acquisition of 20% of Lucky Film Co. Ltd.  The Company also has photofinishing laboratories in many parts of the world and supplies photographic papers and chemicals to other entities that provide photofinishing services.  The Company’s primary laboratories provide consumers the opportunity to receive film images in traditional formats or digital form, either through Kodak Picture CD or the Company’s retail online partners.

The Company’s strategies in its consumer digital business are to drive image output and sharing in all forms and make digital easier to use.  Consumer digital products, including digital cameras, self-contained printer docks, which use thermal media to print pictures from digital cameras without the need for a personal computer, and inkjet media, are sold direct to retailers or distributors.  Products are also available to customers through the Internet via online digital services like Kodak EasyShare gallery.  Products such as the Company’s EasyShare digital camera system with the camera docks are intended to simplify digital imaging for consumers and thereby increase the popularity for sharing and printing digital photo files.  The Company faces competition from other electronics manufacturers in this market, particularly on price and technological advances.  Rapid price declines shortly after product introduction in this environment are common, as producers are continually introducing new models with enhanced capabilities, such as improved resolution and/or optical systems.  Kodak EasyShare gallery, the Company’s online printing business, continues to demonstrate strong growth and began the establishment of a customer base in selected overseas markets in 2003.  Late in 2003, the Company announced Kodak Mobile Service, which allows consumers with image-enabled mobile phones to store, share and print their images.

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

Throughout the world, almost all entertainment imaging products are sold direct to studios, laboratories, independent filmmakers, or production companies.  Quality and availability are important factors for these products, which are sold in a price-competitive environment.  When the entertainment industry adopts digital formats, the Company anticipates that it will face new competitors, including some of its current customers and other electronics manufacturers.

Kodak’s advertising programs actively promote the segment’s products and services in its various markets, and its principal trademarks, trade dress and corporate symbol are widely used and recognized.  Kodak is frequently noted by trade and business publications as one of the most recognized and respected brands in the world.

HEALTH SEGMENT

Sales from continuing operations of the Health segment for 2004, 2003 and 2002 were (in millions) $2,686, $2,431, and $2,274, respectively.

Products and services of the Health segment enable healthcare customers (e.g., hospitals, imaging centers, etc.) to capture, process, integrate, archive and display images and information in a variety of forms.  These products and services provide intelligent decision support through the entire patient pathway from research to detection to diagnosis to treatment.  The Health segment also provides products and services that help customers improve workflow in their facilities, which in turn helps them enhance the quality and productivity of healthcare delivery.

Products of the Health segment include traditional analog medical films, chemicals, and processing equipment.  Kodak’s history in traditional analog imaging has made it a leader in this area and has served as the foundation for building its important digital imaging business.  The segment provides digital medical imaging and information products, systems and solutions, which are key components of sales and earnings growth.  These include laser imagers, digital print films, computed and digital radiography systems, and healthcare information systems (HCIS).  The Health segment serves the general radiology market and specialty health markets, including dental, mammography, orthopedics and oncology.  The segment also provides molecular imaging for the biotechnology research market.

In October 2003, the Company completed the acquisition of all of the outstanding shares of PracticeWorks, Inc., a leading provider of dental practice management software.  In the purchase, Kodak also acquired PracticeWorks’ subsidiary, Trophy Radiologie, S.A., a leading provider of dental digital radiographic imaging systems in Paris, France.  This acquisition enables Kodak to offer its customers a full spectrum of dental imaging products and services from traditional film to digital radiography and photography and moved the Health segment into the leading position in the dental practice management and dental radiographic markets.

In November 2003, the Company completed the acquisition of Algotec Systems, Ltd., a leading developer of advanced picture-archiving-and-communications systems (PACS), which is part of HCIS, in a move that improves Kodak’s competitive position in the growing market for PACS, which enable radiology departments worldwide to digitally manage and store medical images and information.

Marketing and Competition:  In the U.S., Canada and Latin America, health imaging consumables and analog equipment are sold through distributors.  A significant portion of digital equipment and solutions is sold direct to end users, with the balance sold through distributors and OEMs.  In the U.S., individual hospitals or groups of hospitals represented by, as buying agents, group purchasing organizations (GPOs), account for a significant portion of consumables and equipment sales industry-wide.  The Health segment has secured long-term contracts with many of the major GPOs and, thus, has positioned itself well against competitors.  In Europe, consumables and analog equipment are sold through distributors and value added service providers (VASPs) as well as direct to end users.  Hospitals in Europe, which are a mix of private and government-funded types, employ a highly regimented tender process in acquiring medical imaging products.  In addition to creating a competitive pricing environment, this process can result in a delay of up to 6 to 18 months between the time the tender is delivered to the hospital and the time the hospital makes a decision on the vendor.  Additionally, the government-funded hospitals’ budgets tend to be limited and restricted.  Government reimbursement policies often drive the use of particular types of equipment and influence the transition from analog to digital imaging.  These policies vary widely among European countries.  In Asia and Japan, sales of all products are split between distributors and end users.  In Europe, Asia and Japan, consumables and analog equipment are often sold as part of a media/equipment bundle.  Digital equipment and solutions are sold direct to end-users and through OEMs in these three geographic areas.

Worldwide, the medical imaging market is crowded with a range of strong competitors.  To compete aggressively, Kodak’s Health segment has developed a full portfolio of value-adding products and services.  Some competitors offer digital solutions similar to those of Kodak, and other competitors offer similar analog solutions or a mix of analog and digital.  Health has a wide range of solutions from analog to digital as well as solutions combining both analog and digital technologies.  Moreover, the segment’s portfolio is expanding into new areas, including enterprise information management solutions, thus enabling the segment to offer solutions that combine medical images and information, such as patient reports, into one unified package for medical practitioners.  Kodak will continue to innovate products and services to meet the changing needs and preferences of the marketplace.

COMMERCIAL IMAGING SEGMENT

Sales from continuing operations of the Commercial Imaging segment for 2004, 2003 and 2002 were (in millions) $803, $791, and $791, respectively.

As of and for the year ended December 31, 2004, the Commercial Imaging segment encompassed Kodak’s expertise in imaging solutions, providing image capture, analysis, printing and archiving.  Markets for the segment include industrial, banking and insurance applications.  Products include high-speed production document scanners, micrographic peripherals, and aerial, industrial and micrographic films, and optics and optical systems.  The Company also provides maintenance and professional services for Kodak and other manufacturers’ products, as well as providing imaging services to customers.

In August 2004, the Company completed the sale of the assets and business of the Remote Sensing Systems operation, including the stock of Kodak’s wholly owned subsidiary, Research Systems, Inc. (collectively known as RSS), to ITT Industries, Inc.  The Company’s RSS operation had sales for the period January 1, 2004 through August 13, 2004 of approximately $312 million and sales in 2003 of approximately $424 million.  The results of RSS are included in discontinued operations in the Company’s financial statements.

Marketing and Competition:  Throughout the world, document imaging products are sold primarily through distributors and value added resellers.  The end users of these products include businesses in the banking and insurance sectors.  While there is price competition, the Company has been able to maintain price by adding more attractive features to its products through technological advances.  The Company has developed a wide range of digital products to meet the needs of customers who are interested in converting from traditional analog technology to new enterprise digital workflow solutions.  Maintenance and professional services for Kodak and other manufacturer’s products are sold either through the product distribution channel or directly to the end users of equipment.  The Company provides imaging services in Asia which are sold directly to its customers and include both commercial and government customers.

GRAPHIC COMMUNICATIONS

Sales from continuing operations comprising Graphic Communications for 2004, 2003 and 2002 were (in millions) $724, $346 and $402, respectively.

As of and for the year ended December 31, 2004, Graphic Communications consists of subsidiaries Encad, Inc., Kodak Versamark, Inc., and NexPress Solutions.  Additionally, the segment includes Kodak’s equity interest in Kodak Polychrome Graphics LLC (KPG).  Products include high-speed, high-volume continuous inkjet printing systems, digital on-demand color and monochrome printing equipment, wide-format inkjet printers, inks, media and services.  These businesses market graphic communications products, inkjet products, and digital color and monochrome printing solutions.

In January 2004, Kodak acquired Scitex Digital Printing, renamed Kodak Versamark.  This entity is a wholly owned subsidiary of Kodak focused on high-speed, high-volume printing applications, including those in transaction and industrial market segments.  Kodak Versamark provides a full set of high-speed, variable-data inkjet printers, inks, service and other consumables.

In May 2004, Kodak acquired Heidelberger Druckmaschinen AG’s (Heidelberg) 50 percent interest in NexPress Solutions LLC, a 50/50 joint venture of Kodak and Heidelberg that makes high-end, on-demand digital color printing systems, and the equity of Heidelberg Digital LLC, a leading maker of digital black-and-white variable-data printing systems.  Kodak also acquired NexPress GmbH, a German subsidiary of Heidelberg that provides engineering and development support, and certain inventory, assets, and employees of Heidelberg’s regional operations or market centers.

KPG is an unconsolidated joint venture between Kodak and Sun Chemical Corporation in which Kodak owns a 50% interest.  This joint venture is responsible for the photographic plate business, as well as for marketing Kodak graphic arts film, proofing materials and equipment.  The Company’s equity in the income or loss of this interest is reflected in other income (charges), net.

On January 12, 2005, the Company announced that it had entered into a Redemption Agreement with Sun Chemical Corporation and Sun Chemical Group B.V. (collectively, “Sun”), pursuant to which the parties have agreed to consummate certain transactions that will result in Kodak owning 100% of the equity interests in Kodak Polychrome Graphics LLC and Kodak Polychrome Graphics Company Ltd (KPG). The Company completed its acquisition of KPG on April 1, 2005.

On January 31, 2005, the Company announced that it has entered into a definitive agreement to acquire all of the outstanding common shares of Creo Inc., a premier supplier of prepress systems used by commercial printers worldwide.  The closing of the transactions contemplated by the Agreement is scheduled to take place three business days following the satisfaction or waiver of the closing conditions.  Either party may terminate the Agreement if the closing does not occur on or before September 30, 2005.

Marketing and Competition:  Throughout the world, graphic communications products are sold primarily through a variety of direct and indirect channels.  The end users of these products include businesses in the commercial printing, data center, in-plant and digital service provider market segments.  While there is price competition, the Company has been able to maintain price by adding more attractive features to its products through technological advances.  The Company has developed a wide-range portfolio of digital products to meet the needs of customers who are interested in converting from traditional analog technology to new enterprise digital workflow solutions.  Maintenance and professional services for Kodak products are sold either through the product distribution channel or directly to the end users of equipment.

Graphic products, primarily consisting of graphic films and chemistry, are sold directly by the Company to KPG.  The growth in digital printing workflows has negatively affected the sale of graphic films.  The Company announced its intentions to become more active in digital printing products and services to participate in this growth segment.  The acquisitions of Scitex Digital Printing, renamed Kodak Versamark, and the NexPress-related entities were an important step in this direction, as are the planned acquisitions noted above.

Inkjet products are sold primarily through a two-tiered distribution channel.  The Company remains competitive by focusing on developing new ink and media formulations, new printer technologies, new software and training enhancements.

ALL OTHER

Sales from continuing operations comprising All Other for 2004, 2003 and 2002 were (in millions) $118, $93, and $80, respectively.

All Other consists primarily of the Kodak components group, which represents an effort by Kodak to diversify into high-growth product areas that are consistent with the Company’s historical strengths in imaging science.  As of and for the year ended December 31, 2004, the Kodak components group was comprised of the imaging sensor solutions business and Kodak display business.  Products of this group include imaging sensor solutions and OLED displays.

In September 2004, Kodak completed the purchase of the imaging business of National Semiconductor Corporation, which develops and manufactures complimentary metal oxide semiconductor image sensor (CIS) devices.  This acquisition has added resources and technologies that will further strengthen the Company’s ability to design next generation CIS devices that promise to deliver improved image quality with complex on-chip image processing circuitry.

OLED technology, pioneered by Kodak, enables full-color, full-motion flat-panel displays.  Kodak has a leading intellectual property position in this field.  Unique from traditional liquid crystal displays, OLEDs are self-luminous and do not require backlighting.  Their imaging performance, together with extremely fast response time, makes them well suited for video and other image intensive applications.

In 2001, the Company and SANYO Electric Co., Ltd. established a global business venture, the SK Display Corporation, to manufacture OLED displays for consumer devices such as cameras, and portable entertainment devices.  Kodak holds a 34% ownership interest and SANYO holds a 66% interest in the business venture.

FINANCIAL INFORMATION BY GEOGRAPHIC AREA

Financial information by geographic area for the past three years is shown in Note 23, “Segment Information.”

RAW MATERIALS

The raw materials used by the Company are many and varied, and are generally available.  Silver is one of the essential materials used in the manufacture of films and papers.  The Company purchases silver from numerous suppliers under annual agreements or on a spot basis.  Raw base paper is an essential material in the manufacture of photographic papers.  The Company has contracts to acquire raw base paper from certified photographic paper suppliers during the next several years.  Electronic components are prevalent in the Company’s equipment and digital product offerings.  The Company has entered into contracts with numerous vendors to supply these components over the next one to two years.

SEASONALITY OF BUSINESS

Sales and earnings of the D&FIS segment are linked to the timing of vacations, holidays and other leisure activities.  The digital capture and home printing products have experienced peak sales in the fourth quarter as a result of the December holidays.  Sales are normally lowest in the first quarter due to the absence of holidays and fewer people taking vacations during that time.  Sales and earnings of traditional products of this segment are normally strongest in the second and third quarter as demand for the products of this segment is high due to heavy vacation activity, and events such as weddings and graduations.  During the latter part of the third quarter, demand for the products is high as dealers prepare for the holiday seasons.  Demand for photofinishing services is also high during this heavy vacation period.

With respect to the Health, Commercial Imaging and Graphic Communications segments, the sales of consumable products, which generate the major portion of the earnings of these segments, tend to occur uniformly throughout the year.  Sales of the lower margin equipment products in these segments tend to be highest in the fourth quarter as purchases by commercial and healthcare customers are linked to their year-end capital budget process.  This pattern is also reflected in the third month of each quarter.

RESEARCH AND DEVELOPMENT

Through the years, Kodak has engaged in extensive and productive efforts in research and development.

Research and development expenditures for the Company’s four reportable segments and All Other for 2004, 2003 and 2002 were as follows:

(in millions)	2004	2003	2002

	(Restated)
D&FIS	$368	$481	$513
Health	208	178	152
Commercial Imaging	13	23	30
Graphic Communications	111	23	29
All Other	154	71	33

Total	$854	$776	$757

The downward trend in research and development expenditures in the D&FIS and Commercial Imaging segments and upward trend in the Health and Graphic Communications segments and All Other reflects the shift in strategic focus from traditional products, such as color negative film and paper and color reversal films, to digital product areas, such as display technology, digital medical imaging, software, and digital printing.

Research and development is headquartered in Rochester, New York.  Other U.S. groups are located in Boston, Massachusetts; Dallas, Texas; Oakdale, Minnesota; New Haven, Connecticut; and San Jose and San Diego, California.  Outside the U.S., groups are located in England, France, Israel, Germany, Japan, China, Singapore and Canada.  These groups work in close cooperation with manufacturing units and marketing organizations to develop new products and applications to serve both existing and new markets.

It has been Kodak’s general practice to protect its investment in research and development and its freedom to use its inventions by obtaining patents.  The ownership of these patents contributes to Kodak’s ability to provide leadership products and to generate revenue from licensing.  The Company holds portfolios of patents in several areas important to its business, including color negative films, processing and papers; digital cameras; network photo fulfillment; x-ray films, mammography systems, computed radiography, digital radiography, photothermographic technology for high quality dry printing, picture archive and communication systems, radiology information systems and organic light-emitting diodes.  Each of these areas is important to existing and emerging business opportunities that bear directly on the Company’s overall business performance.

The Company’s major products are not dependent upon one single, material patent.  Rather, the technologies that underlie the Company’s products are supported by an aggregation of patents having various remaining lives and expiration dates.  There are no individual patents or group of patents the expiration of which is expected to have a material impact on the Company’s results of operations.

ENVIRONMENTAL PROTECTION

Kodak is subject to various laws and governmental regulations concerning environmental matters.  The U.S. federal environmental legislation and state regulatory programs having an impact on Kodak include the Toxic Substances Control Act, the Resource Conservation and Recovery Act (RCRA), the Clean Air Act, the Clean Water Act, the NY State Chemical Bulk Storage Regulations and the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (the Superfund Law).

It is the Company’s policy to carry out its business activities in a manner consistent with sound health, safety and environmental management practices, and to comply with applicable health, safety and environmental laws and regulations.  Kodak continues to engage in a program for environmental protection and control.

Based upon information presently available, future costs associated with environmental compliance are not expected to have a material effect on the Company’s capital expenditures, earnings or competitive position.  However, such costs could be material to results of operations in a particular future quarter or year.

Environmental protection is further discussed in the Management Discussion and Analysis of Financial Condition and Results of Operations, and Notes to Financial Statements.

EMPLOYMENT

At the end of 2004, the Company employed approximately 54,800 full time equivalent people, of whom approximately 29,200 full time equivalents were employed in the U.S.  The actual number of employees may be greater because some individuals work part time.

The current employment amounts are expected to decline significantly (before acquisitions) over the next few years as a result of the headcount reductions yet to be made under the 2004-2006 cost reduction program, which contemplated a 25 percent reduction in headcount below 2003 levels.

AVAILABLE INFORMATION

The Company files many reports with the Securities and Exchange Commission (SEC), including annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K. These reports, and amendments to these reports, are made available free of charge as soon as reasonably practicable after being electronically filed with or furnished to the SEC. They are available through the Company’s website at www.Kodak.com. To reach the SEC filings, follow the links to Corporate, and then Investor Center.  The Company also makes available free of charge through its website, at www.Kodak.com/go/annualreport, its summary annual report to shareholders and proxy statement.

The public may also read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an Internet site, at www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

We have included the CEO and CFO certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to this report. We have also included these certifications with the Form 10-K filed on March 15, 2004. Additionally, we filed with the New York Stock Exchange (NYSE) the CEO certification, dated May 28, 2004, regarding our compliance with the NYSE’s corporate governance listing standards pursuant to Section 303A.12(a) of the listing standards, and indicated that the CEO was not aware of any violations of the listing standards by the Company.

ITEM 2.   PROPERTIES

The D&FIS segment of Kodak’s business in the United States is centered in Rochester, New York, where photographic goods are manufactured.  Another manufacturing facility in Windsor, Colorado, also produces sensitized photographic goods.  Kodak EasyShare gallery’s operations are located in Emeryville, California.  D&FIS segment manufacturing facilities outside the United States are located in Brazil, Canada, China, England, France, India, Indonesia, Mexico and Russia.  Kodak maintains marketing and distribution facilities in many parts of the world.  There are also several photofinishing laboratories located across the United States and certain countries in Europe.

Products in the Health segment are manufactured in the United States, primarily in Rochester, New York; Windsor, Colorado; Oakdale, Minnesota; and White City, Oregon.  Manufacturing facilities outside the United States are located in Brazil, China, France, Germany, India, Israel and Mexico.

Products in the Commercial Imaging segment are manufactured in the United States, primarily in Rochester, New York.  Manufacturing facilities outside the United States are located in Brazil, Canada, China, England, Japan and Mexico.

Products in the Graphic Communications segment are manufactured in the United States, primarily in Rochester, New York; Dayton, Ohio; and San Diego, California.  Manufacturing facilities outside the United States are located in England, France, Germany, China, Japan and Mexico.

Properties within a country are generally shared by all segments operating within that country.

Regional distribution centers are located in various places within and outside of the United States.  The Company owns or leases administrative, manufacturing, marketing and processing facilities in various parts of the world.  The leases are for various periods and are generally renewable.

The Company anticipates that its property portfolio will be reduced significantly over the next few years as a result of the 2004-2006 cost reduction program.  Under this program, the Company plans to reduce its worldwide facility square footage by approximately one-third.

ITEM 3.   LEGAL PROCEEDINGS

On March 8, 2004, the Company filed a complaint against Sony Corporation in federal district court in Rochester, New York, for digital camera patent infringement.  Several weeks later, on March 31, 2004, Sony sued the Company for digital camera patent infringement in federal district court in Newark, New Jersey.  Sony subsequently filed a second lawsuit against the Company in Newark, New Jersey, alleging infringement of a variety of other Sony patents.  The Company filed a counterclaim in the New Jersey action, asserting infringement by Sony of the Company’s kiosk patents.  The Company successfully moved to transfer Sony’s New Jersey digital camera patent infringement case to Rochester, New York, and the two digital camera patent infringement cases are now consolidated for purposes of discovery.  Based on the current discovery schedule, the Company expects that claims construction hearings in the digital camera cases will take place in 2006.  Both the Company and Sony Corporation seek unspecified damages and other relief.

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

The case was dismissed with prejudice.

In February 2005, Kodak and the New York State Department of Environmental Conservation (“DEC”) negotiated a multimedia Order on Consent in settlement of the following activities by Kodak at its Kodak Park facility in Rochester, New York: (i) all alleged violations of the Clean Water Act and the Resource Conservation and Recovery Act (hazardous waste program); (ii) unauthorized spills and releases under the New York Navigation Law and the Chemical Bulk Storage Program reported to or discovered by the DEC through September 30, 2004; and (iii) deviations or violations under the Clean Air Act reported to the DEC through June 30, 2004 (based on the semi-annual reporting cycle).  Kodak completely settled this order of consent for $140,000.  Kodak paid $100,000  to the DEC in February 2005.  The remaining $40,000 will be paid to the Audubon Society during 2005 to fund, as an Environmental Benefit Project, a Birds-of-Prey Satellite Telemetry Program designed to support, and stimulate public interest in, the resident peregrine falcon and active bald eagle programs in the Rochester, New York area.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instructions G (3) of Form 10-K, the following list is included as an unnumbered item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders.

			Date First Elected

Name	Age	Positions Held	an Executive Officer	to Present Office

Michael P. Benard	57	Vice President	1994	1994
Robert L. Berman	47	Senior Vice President	2002	2005
Charles S. Brown, Jr.	54	Senior Vice President	2000	2000
Richard G. Brown, Jr.	56	Chief Accounting Officer and Controller	2003	2003
Robert H. Brust	61	Chief Financial Officer and Executive Vice President	2000	2000
Daniel A. Carp	56	Chairman of the Board,
		Chief Executive Officer	1995	2000
Carl E. Gustin, Jr.	53	Senior Vice President	1995	1995
Mary Jane Hellyar	51	Senior Vice President	2005	2004
Kevin J. Hobert	40	Senior Vice President	2005	2005
James T. Langley	54	Senior Vice President	2003	2003
William J. Lloyd	65	Senior Vice President	2005	2005
Bernard Masson	57	Senior Vice President	2002	2002
Daniel T. Meek	53	Senior Vice President	2004	1998
Antonio M. Perez	58	President and Chief Operating Officer	2003	2003
Karen A. Smith-Pilkington	46	Senior Vice President	2002	2002
Gary P. Van Graafeiland	58	General Counsel and Senior Vice President	1992	1992

Executive officers are elected annually in February.

All of the executive officers have been employed by Kodak in various executive and managerial positions for at least five years, except Mr. Hobert, who joined the Company in 2002; Mr. Masson, who joined the Company on December 12, 2002; Mr. Perez, who joined the Company on April 2, 2003; Mr. Lloyd, who joined the Company in June of 2003; Mr. Langley, who joined the Company on August 18, 2003; and Mr. Richard Brown, Jr., who joined the Company on December 17, 2003.

The executive officers biographies follow:

Michael P. Benard

Michael Benard, Eastman Kodak Company’s Director of Communications & Public Affairs, has worldwide responsibility for internal and external communications, government affairs, community relations, corporate contributions, and management communications.

Mr. Benard joined Kodak in 1986 as a senior speechwriter, and took charge of the speechwriting team in 1987.  He progressed through a series of management responsibilities including employee communications, KBTV (Kodak Business TeleVision network), and corporate communications.  He was appointed director, Communications & Public Affairs in May 1994 and elected vice president, Eastman Kodak Company in November 1994.

Robert L. Berman

Mr. Berman was appointed to his present position as Director, Human Resources in January 2002 and was elected Senior Vice President, Eastman Kodak Company in February 2005.  Prior to this position, Mr. Berman was a Vice President and the Associate Director of Human Resources and the Director and divisional vice president of Human Resources for Global Operations.  His responsibility in that role included leadership in the delivery of strategic and operational human resources services to Kodak’s global manufacturing, supply chain and regional infrastructure operations around the world.  He has held a variety of key human resources positions for Kodak over his 22 year career, including the Director and divisional vice president of Human Resources for the Consumer Imaging business and the Human Resources Director for Kodak Colorado Division.

Charles S. Brown, Jr.

Mr. Brown began his Kodak career as a process engineer in the Synthetic Chemicals Division in 1973 and served in various technical and supervisory capacities until 1982.  In addition, he has served in various managerial positions primarily in manufacturing.

On November 1, 1995 he was named Chief Operating Officer, Consumer Imaging and Vice President, Eastman Kodak Company.  His primary responsibilities included Consumer Imaging’s film, paper and camera businesses.  Mr. Brown was then named the Assistant Director, Imaging Materials Manufacturing beginning September 1, 1997.

Mr. Brown was named Director, Global Manufacturing and Logistics, and Vice President, Eastman Kodak Company, effective February 1, 1999.  In this position, he provided leadership for Kodak’s global operations for film, photographic paper, chemical products and equipment.

On April 14, 2000, Eastman Kodak Company’s Board of Directors elected Mr. Brown a Senior Vice President.  In June 2004, Mr. Brown was promoted to Chief Administrative Officer and is responsible for such corporate functions as Health, Safety & Environment, Communications & Public Affairs, Human Resources, Corporate Security, Information Security and the Legal department.  He also oversees the company’s international regions.

Richard G. Brown, Jr.

Richard joined Eastman Kodak Company in December 2003 as Chief Accounting Officer and Controller.

Mr. Brown previously was a partner at Ernst & Young LLP, serving SEC registrants and privately held companies in such industries as consumer products, manufacturing and services.  During his 32-year career at Ernst & Young, he had significant experience in dealing with matters governed by the U.S. Securities and Exchange Commission, and participated for the last 15 years of his career there in the firm’s National Accounting and Auditing Control Program.

Robert H. Brust

Mr. Brust was named Chief Financial Officer and Executive Vice President of Eastman Kodak Company, effective January 3, 2000.  Prior to joining Kodak, Mr. Brust was Senior Vice President and Chief Financial Officer of Unisys Corporation, a global information services and technology company with $8 billion in revenues, located in Blue Bell, Pennsylvania.  He joined Unisys in 1997, where he directed the company’s financial organization, including treasury, control, tax, information systems, mergers and acquisitions, strategy, procurement, and investor relations.  He is largely credited for strengthening Unisys’ balance sheet and achieving a significant upgrade in the company’s credit ratings.

Mr. Brust went to Unisys following a distinguished 31-year career at General Electric Co., where he last ran the finance operations of that company’s plastics division as it grew from $900 million in revenues to about $8 billion.  He joined General Electric in 1965, working in a variety of financial and financial management positions in businesses as diverse as motors, capacitors, steam turbines and generators, and engineering services.  He joined the plastics division in 1983, directing the financial operation of that business through its dramatic period of growth.

Daniel A. Carp

Daniel A. Carp began his Kodak career in 1970 as a statistical analyst and held a variety of increasingly responsible positions in market research, business planning, marketing management and line-of-business management, including general manager of Sales for Kodak Canada and general manager of Consumer Electronics Division.

In 1986, Mr. Carp was named assistant general manager of the Latin American Region.  In September 1988, he was elected a vice president and named general manager of that organization.  Two years later, Carp moved to London to take up the position of general manager of the European Marketing Companies.  He was appointed general manager, European, African, and Middle Eastern Region in October 1991.  Mr. Carp was elected executive vice president and named assistant chief operating officer effective November 1, 1995.  On January 1, 1997, he was elected president and chief operating officer.

He was elected to the Company’s Board of Directors on December 12, 1997.  Before serving in his current position as chairman and chief executive officer, Mr. Carp was president and chief executive officer (from January 1, 2000 through December 8, 2000); chairman, president, and chief executive officer (from December 8, 2000 through April 16, 2001); and chairman and chief executive officer (from April 16, 2001 through January 4, 2002); chairman and chief executive officer and president and chief operating officer (from January 4, 2002 until April 2, 2003).

Carl E. Gustin, Jr.

Carl Gustin joined Kodak as vice president and general manager of the Digital and Applied Imaging Division in August 1994.  In October 1995, he was appointed to his present position as chief marketing officer and senior vice president, Eastman Kodak Company, in addition to his role as acting president and general manager of Digital and Applied Imaging, which he did through 1996.

As chief marketing officer, Mr. Gustin has been breaking new ground in the areas of advertising and marketing in an effort to fuel new market growth while further enhancing and broadening the reach of the brand.   His areas of responsibility include: corporate-wide general marketing, internet marketing, customer relationship marketing, presence marketing, corporate branding, new business incubation, multicultural marketing, business research, corporate design, as well as providing leadership and direction for the marketing functions across the Company.

Mary Jane Hellyar

Mary Jane Hellyar joined Eastman Kodak Company in 1982 as a research scientist in the Kodak Research Laboratories.  She held a variety of positions within R&D and in 1988 she joined Film Manufacturing as a product engineer for motion picture films.  In 1992 Ms. Hellyar was named director of the Chemicals Development Division, responsible for process development of chemical components for Kodak.   Following a one-year program at the Sloan School, she joined Consumer Imaging in the Strategic Planning function in 1994. In 1995 Ms. Hellyar was named director of the Color Product Platform, responsible for development and commercialization of color negative films, papers and chemicals.  In 1998 she assumed the additional responsibility of R&D manager for the Consumer Imaging Film Business.

Effective May 1999, Ms. Hellyar was named general manager, Consumer Film Business, Consumer Imaging and was elected a corporate vice president.

In October 2001, Ms. Hellyar’s responsibilities were expanded and in 2003 she added responsibilities for professional films in her role as General Manager Film Capture, Digital & Film Imaging Systems. In November 2004, she was named President, Display and Components Group.  In January 2005, the Board of Directors elected her a senior vice president.

Kevin J. Hobert

Kevin Hobert was appointed President of Kodak’s Health Group and a senior vice president of the Company in February 2005.

Prior to his current position, Mr. Hobert was General Manager, Digital Capture Systems and vice president of Kodak’s Health Group.  He drove significant process and product improvements that delivered revenue growth and improved margins.  Under his leadership, the computed radiography business achieved the number two position worldwide, a digital radiography business was established and breast cancer computer aided detection, Kodak’s first FDA PMA product, was introduced to the market.

Mr. Hobert joined Kodak in 2002 from General Electric Medical Systems (GEMS), a division of General Electric Co., with 11 years experience in the medical imaging market.  At GE he was responsible for leading GEMS’ global business comprised of digital, analog and mobile radiography market segments and remote, classical and multipurpose fluoroscopy market segments.

James T. Langley

James Langley joined Kodak as President, Commercial Printing, in August 2003. The Commercial Printing Group was renamed Graphic Communications Group in May 2004.  In September he was elected a senior vice president of the Company. His responsibilities include leveraging Kodak’s intellectual property to create new streams of revenue from the commercial printing market, as well as managing the Company’s Encad, NexPress and Versamark subsidiaries.  Mr. Langley also is responsible for managing Kodak’s participation in the Kodak Polychrome Graphics joint ventures.  Mr. Langley has extensive expertise in printing technologies and both low-volume and high-volume manufacturing, stemming from a 30-year career at Hewlett-Packard Company.  Most recently, he was vice president of Commercial Printing at HP from March 2000 to August 2002, where he created a business plan, built a team and successfully moved the Company into that market.

Prior to that assignment, Mr. Langley served for three years as vice president of Inkjet Worldwide Office Printers, responsible for expanding the presence of HP’s inkjet products in new, higher-end markets.  This included all-in-one office printing devices, large format printing, photofinishing and commercial printing.  During his tenure, revenue and earnings at the business grew annually at a double-digit pace.

William J. Lloyd

Bill Lloyd joined Kodak in June 2003 as Director, Portfolio Planning and Analysis.  In October 2003, he was named director, Inkjet Systems Program, and was elected a vice president of the Company.  In February 2005, he was elected a senior vice president.  His current title became effective March 1, 2005.

Prior to Kodak, Mr. Lloyd was president of the consulting firm, Inwit, Inc. focused on imaging technology.  From November 2000 until March 2002, he served as executive vice president and chief technology officer of Gemplus International, the leading provider of Smart Card-based secure solutions for the wireless and financial markets.

In 2000, Mr. Lloyd served as the Co-CEO during the startup phase of Phogenix Imaging, a joint venture between Eastman Kodak and Hewlett-Packard.

Mr. Lloyd has extensive expertise in imaging and printing technologies, stemming from his 31-year career at Hewlett-Packard Company where he was group vice president and CTO for consumer imaging and printing.  In his career at HP, Mr. Lloyd held a variety of positions in product development and research both in the US and Japan.  During his tenure in Japan (from 1990 until 1993) he directed the establishment of a branch of HP Laboratories.

Bernard Masson

Bernard Masson is President, Digital & Film Imaging Systems.  He oversees the consumer, professional, digital and entertainment imaging products and services.  Prior to this position, which became effective in August 2003, he was president of the Company’s Display Group, a position he assumed in December 2002.  He joined Kodak in May 2002, as a consultant to the Company’s Photography Group, with an emphasis on output – or the delivery of hardcopy images and photographs.  On December 13, 2002, he was elected senior vice president of the Company.

Prior to Kodak, Mr. Masson was an executive vice president at Lexmark International Inc. and president of the company’s Consumer Printer Division between 1997 and 2001.  He joined Lexmark in 1995.  From 1992 until 1995, Masson was vice president and general manager of DH Print, a subsidiary of DH Technology, based in San Diego.  The company designs, manufactures and markets specialty printers worldwide.

Daniel T. Meek

Daniel Meek was named Director, Global Manufacturing & Logistics effective June 2004.  In this position he provides leadership for Kodak’s global operations for film, photographic paper, chemical products and equipment, as well as global logistics.  In April 2004, he was elected a senior vice president of the Company by the board of directors.  In October 2003, he was named Corporate KOS (Kodak Operating System) Director on a full time basis reporting to Antonio Perez.  Since January 2003, he was both the Director of the Global Capture Flow, part of Global Manufacturing & Logistics and the Corporate KOS Director, which reported to Dan Carp.  In November 2002, he was named Director of the Global Capture Flow, Global Manufacturing and Logistics, which included the merger of the Color Film, Graphics, and Document Imaging Flows, as well as Estar Manufacturing.  In December 1999, he was named Director of Worldwide Color Film Flow, Imaging Materials Manufacturing.  Previously, in October 1998, he was named director of Worldwide Manufacturing Services, Imaging Materials Manufacturing, and elected a vice president, Eastman Kodak Company.

Antonio M. Perez

Antonio M. Perez joined Kodak as President and Chief Operating Officer on April 2, 2003.  His responsibilities include overseeing Kodak’s day-to-day operations, including the activities of Digital & Film Imaging Systems, Graphic Communications Group, Display & Components, Health Group, Inkjet Systems Program, Global Manufacturing & Logistics, Chief Marketing Office, Research & Development and Corporate Kodak Operating System (KOS).  In October 2004, he was elected to the Company’s Board of Directors.

Mr. Perez has extensive expertise in digital imaging technologies, stemming from a 25-year career at Hewlett-Packard Company, where he was a corporate vice president and a member of the company’s Executive Council.  He was president of the Consumer Business there, with responsibility for Digital Media Solutions and corporate marketing.  In this role, he spearheaded the company’s efforts to build a business in digital imaging and electronic publishing, and was responsible for all activities affecting the total customer experience in the consumer marketplace.  This activity spanned a line of consumer products that had worldwide revenue of more than $16 billion.  Mr. Perez also oversaw contract manufacturing, distribution, marketing, order fulfillment, support and services, and HP’s worldwide retail sales force.

Prior to that assignment, Mr. Perez served as President and CEO of HP’s inkjet imaging business.  During the five years in which Perez led the business, the installed base of inkjet printers grew from 17 million to 100 million worldwide, with total revenue of more than $10 billion.

From June 2000 to December 2001, Mr. Perez was President and Chief Executive Officer of Gemplus International, where he led the effort to take the company public both on the Premier Marche in Paris and NASDAQ in December 2000.  While at Gemplus, he transformed the company into the leading Smart Card-based solution provider in the fast-growing wireless and financial markets. In the first fiscal year, revenue at Gemplus grew 70%, from $700 million to $1.2 billion.

Karen A. Smith-Pilkington

In 2004, Karen A. Smith-Pilkington was appointed Chairman and President, Greater Asia Region.  In this role, she manages Kodak’s strategic and operational presence across Asia, ensuring coordinated Company “voice” and “actions”.  Located in Shanghai, she ensures integrated business growth, effectiveness and efficiency for Kodak in Asia.

Prior to this role in Asia, she served as the Operating Manager for Consumer and Professional Imaging, Kodak’s largest business.  She focused on repositioning, restructuring and enhancing the business’ competitiveness. Ms. Smith-Pilkington was also President, Kodak Professional.   In this responsibility, she managed Kodak’s business serving the needs of professional photographers and labs engaged in image capture, digital workflow and output solutions.

Ms. Smith-Pilkington has held many significant positions in General Management, Marketing, Product Management and Human Resources.  She has managed numerous strategic product groups holding global profit and loss responsibility.  She has built and leveraged multiple global alliances in product development, manufacturing and customer development, particularly in Asia.  She has been a Senior Vice President since 2002 and Corporate Vice President since 1999.

Gary P. Van Graafeiland

Mr. Van Graafeiland was elected a senior vice president and named general counsel of Eastman Kodak Company effective February 14, 1992.  He is also the Company’s Chief Compliance Officer. Mr. Van Graafeiland joined the Kodak Legal Department as a member of the Corporate Legal Staff in 1979.  He was named assistant general counsel and director of the Corporate Legal Staff in January 1989, and was elected corporate secretary effective January 1990.  Prior to joining Kodak, Mr. Van Graafeiland was associated with the Rochester law firm of Harter, Secrest & Emery.

There have been no events under any bankruptcy act, no criminal proceedings, and no judgments or injunctions material to the evaluation of the ability and integrity of any executive officer during the past five years.

PART II

ITEM 5.   MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Eastman Kodak Company common stock is principally traded on the New York Stock Exchange.  There are 80,426 shareholders of record of common stock as of December 31, 2004.  See Liquidity and Capital Resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MARKET PRICE DATA

Price per share:

	2004		2003

	High	Low	High	Low

1st Quarter	$31.55	$24.25	$41.08	$26.88
2nd Quarter	27.44	24.55	32.46	26.99
3rd Quarter	33.50	24.75	30.10	20.39
4th Quarter	34.74	28.93	25.83	20.43

ITEM 6.   SELECTED FINANCIAL DATA

Refer to Summary of Operating Data on page 159.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The accompanying consolidated financial statements and notes to consolidated financial statements contain information that is pertinent to management’s discussion and analysis of the financial condition and results of operations.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and liabilities.

The Company believes that the critical accounting policies and estimates discussed below involve the most complex management judgments due to the sensitivity of the methods and assumptions necessary in determining the related asset, liability, revenue and expense amounts.

REVENUE RECOGNITION

Kodak recognizes revenue when it is realized or realizable and earned.  For the sale of multiple-element arrangements whereby equipment is combined with services, including maintenance and training, and other elements, including software and products, the Company allocates to, and recognizes revenue from, the various elements based on verifiable objective evidence of fair value (if software is not included or is incidental to the transaction) or Kodak-specific objective evidence of fair value if software is included and is other than incidental to the sales transaction as a whole.  For full service solutions sales, which consist of the sale of equipment and software which may or may not require significant production, modification or customization, there are two acceptable methods of accounting: percentage of completion accounting and completed contract accounting.  For certain of the Company’s full service solutions, the completed contract method of accounting is being followed by the Company.  This is due to insufficient historical experience resulting in the inability to provide reasonably dependable estimates of the revenues and costs applicable to the various stages of such contracts as would be necessary under the percentage of completion methodology.  When the Company does have sufficient historical experience and the ability to provide reasonably dependable estimates of the revenues and the costs applicable to the various stages of these contracts, the Company will account for these full service solutions under the percentage of completion methodology.

At the time revenue is recognized, the Company also records reductions to revenue for customer incentive programs in accordance with the provisions of Emerging Issues Task Force (EITF) Issue No. 01-09, “Accounting for Consideration Given from a Vendor to a Customer (Including a Reseller of the Vendor’s Products).”  Such incentive programs include cash and volume discounts, price protection, promotional, cooperative and other advertising allowances, and coupons.  For those incentives that require the estimation of sales volumes or redemption rates, such as for volume rebates or coupons, the Company uses historical experience and internal and customer data to estimate the sales incentive at the time revenue is recognized.  In the event that the actual results of these items differ from the estimates, adjustments to the sales incentive accruals would be recorded.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company records and maintains a provision for doubtful accounts for customers based on a variety of factors including the Company’s historical experience, the length of time the receivable has been outstanding and the financial condition of the customer.  In addition, Kodak regularly analyzes its customer accounts and, when it becomes aware of a specific customer’s inability to meet its financial obligations to the Company, such as in the case of bankruptcy filings or deterioration in the customer’s overall financial condition, records a specific provision for uncollectible accounts to increase the allowance to the amount that is estimated to be uncollectible.  If circumstances related to specific customers were to change, the Company’s estimates with respect to the collectibility of the related receivables could be further adjusted.  However, losses in the aggregate have not exceeded management’s expectations.

INVENTORIES

Kodak reduces the carrying value of its inventory based on estimates of what is excess, slow-moving and obsolete, as well as inventory whose carrying value is in excess of net realizable value.  These write-downs are based on current assessments about future demands, market conditions and related management initiatives.  If, in the future, the Company determined that market conditions and actual demands are less favorable than those projected and, therefore, inventory was overvalued, the Company would be required to further reduce the carrying value of the inventory and record a charge to earnings at the time such determination was made.  If, in the future, the Company determined that inventory write-downs were overstated and, therefore, inventory was undervalued, the Company would recognize the increase to earnings through higher gross profit at the time the related undervalued inventory was sold.  However, actual results have not differed materially from management’s estimates.

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

To assess goodwill for impairment, the Company performs an assessment of the carrying value of its reporting units on an annual basis or when events and changes in circumstances occur that would more likely than not reduce the fair value of the Company’s reporting units below their carrying value.  If the carrying value of a reporting unit exceeds its fair value, the Company would record an impairment charge to earnings to the extent the carrying amount of the reporting unit goodwill exceeds its implied fair value.  The Company estimates the fair value of its reporting units through internal analyses and external valuations, which utilize income and market valuation approaches through the application of capitalized earnings, discounted cash flow and market comparable methods.  These valuation techniques are based on a number of estimates and assumptions, including the projected future operating results of the reporting unit, discount rate, long-term growth rate and appropriate market comparables.

The Company’s assessments of impairment of long-lived assets, including goodwill and purchased intangible assets, and its periodic review of the remaining useful lives of its long-lived assets are an integral part of the Company’s ongoing strategic review of the business and operations, and are also performed in conjunction with the Company’s periodic restructuring actions.  Therefore, future changes in the Company’s strategy, the ongoing digital substitution, the continuing shift from overnight photofinishing to onsite processing and other changes in the operations of the Company could impact the projected future operating results that are inherent in the Company’s estimates of fair value, resulting in impairments in the future.  Additionally, other changes in the estimates and assumptions, including the discount rate and expected long-term growth rate, which drive the valuation techniques employed to estimate the fair value of long-lived assets and goodwill could change and, therefore, impact the assessments of impairment in the future.

In performing the annual assessment of goodwill for impairment, the Company determined that no material reporting units’ carrying values were close to exceeding their respective fair values.  See “Goodwill” under Note 1, “Significant Accounting Policies.”

INVESTMENTS IN EQUITY SECURITIES

Kodak holds minority interests in certain publicly traded and privately held companies having operations or technology within its strategic areas of focus.  The Company’s policy is to record an impairment charge on these investments when they experience declines in value that are considered to be other-than-temporary.  Poor operating results of the investees or adverse changes in market conditions in the future may cause losses or an inability of the Company to recover its carrying value in these underlying investments.  As of December 31, 2004, the amount related to the above investments recorded in the Company’s Consolidated Statement of Financial Position was $44 million.

INCOME TAXES

The Company records a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized.  At December 31, 2004, the Company has deferred tax assets for its net operating loss and foreign tax credit carryforwards of $234 million and $189 million, respectively, relating to which the Company has a valuation allowance of $131 million and $0 million, respectively.  The Company has considered future market growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which the Company operates, and prudent and feasible tax planning strategies in determining the need for these valuation allowances.  If Kodak were to determine that it would not be able to realize a portion of its net deferred tax asset in the future for which there is currently no valuation allowance, an adjustment to the net deferred tax assets would be charged to earnings in the period such determination was made.  Conversely, if the Company were to make a determination that it is more likely than not that the deferred tax assets for which there is currently a valuation allowance would be realized, the related valuation allowance would be reduced and a benefit to earnings would be recorded.

The Company’s effective tax rate considers the impact of undistributed earnings of subsidiary companies outside of the U.S.  Deferred taxes have not been provided for the potential remittance of such undistributed earnings, as it is the Company’s policy to permanently reinvest its retained earnings.  However, from time to time and to the extent that the Company can repatriate overseas earnings on essentially a tax-free basis, the Company’s foreign subsidiaries will pay dividends to the U.S.  Material changes in the Company’s working capital and long-term investment requirements could impact the decisions made by management with respect to the level and source of future remittances and, as a result, the Company’s effective tax rate.  See Note 15, “Income Taxes.”

The Company operates within multiple taxing jurisdictions worldwide and is subject to audit in these jurisdictions.  These audits can involve complex issues, which may require an extended period of time for resolution.  Although management believes that adequate provision has been made for such issues, there is the possibility that the ultimate resolution of such issues could have an adverse effect on the earnings of the Company.  Conversely, if these issues are resolved favorably in the future, the related provisions would be reduced, thus having a positive impact on earnings.

WARRANTY OBLIGATIONS

Management estimates expected product failure rates, material usage and service costs in the development of its warranty obligations.  At the time revenue is recognized, the Company provides for the estimated costs of its warranties as a reduction of revenue.  Actual results have not differed materially from management’s estimates.  In the event that the actual results of these items differ from the estimates, an adjustment to the warranty obligation would be recorded.

PENSION AND POSTRETIREMENT BENEFITS

Kodak’s defined benefit pension and other postretirement benefit costs and obligations are dependent on assumptions used by actuaries in calculating such amounts.  These assumptions, which are reviewed annually by the Company, include the discount rate, long-term expected rate of return on plan assets, salary growth, healthcare cost trend rate and other economic and demographic factors.  The Company bases the discount rate assumption for its significant plans on the estimated rate at which annuity contracts could be purchased to discharge the pension benefit obligation.  In estimating that rate, the Company looks to the AA-rated corporate long-term bond yield rate in the respective country as of the last day of the year in the Company’s reporting period as a guide.  The long-term expected rate of return on plan assets is based on a combination of formal asset and liability studies, historical results of the portfolio, and management’s expectation as to future returns that are expected to be realized over the estimated remaining life of the plan liabilities that will be funded with the plan assets.  The salary growth assumptions are determined based on the Company’s long-term actual experience and future and near-term outlook.  The healthcare cost trend rate assumptions are based on historical cost and payment data, the near-term outlook, and an assessment of the likely long-term trends.

The Company reviews its expected long-term rate of return on plan asset (EROA) assumption annually for the Kodak Retirement Income Plan (KRIP).  To facilitate this review, every three years, or when market conditions change materially, the Company undertakes a new asset and liability study to reaffirm the current asset allocation and the related EROA assumption.  The Company’s investment consulting firm completed a study (the Study) in September 2002, which led to several asset allocation shifts and a decrease in the EROA from 9.5% for the year ended December 31, 2002 to 9.0% for the years ended December 31, 2003 and 2004.  In March 2005, a new asset and liability modeling study has been completed and the EROA for 2005 will remain at 9.0%.  Given the decrease in the discount rate of 25 basis points from 6.0% for 2004 to 5.75% for 2005 and increased recognition of unrecognized losses in accordance with Statement of Financial Accounting Standards (SFAS) No. 87, “Employers’ Accounting for Pensions,” total pension income from continuing operations for the major funded and unfunded defined benefit plans in the U.S. is expected to decrease from $3 million in 2004 to reflect an expense of $1 million in 2005. Pension expense from continuing operations in the Company’s non-U.S. plans is projected to increase from $98 million in 2004 to $104 million in 2005.  Additionally, due in part to the decrease in the discount rate from 6.0% for 2004 to 5.75% for 2005 and increased amortization expense relating to the unrecognized actuarial loss, the Company expects the cost of its most significant postretirement benefit plan, the U.S. plan, to approximate $200 million in 2005, as compared with $103 million and $238 million for 2004 and 2003, respectively.  These estimates have been incorporated into the Company’s earnings outlook for 2005.

Actual results that differ from our assumptions are recorded as unrecognized gains and losses and are amortized to earnings over the estimated future service period of the plan participants to the extent such total net recognized gains and losses exceed 10% of the greater of the plan’s projected benefit obligation or the market-related value of assets.  Significant differences in actual experience or significant changes in future assumptions would affect the Company’s pension and postretirement benefit costs and obligations.

In accordance with the guidance under SFAS No. 87, the Company is required to record an additional minimum pension liability in its Consolidated Statement of Financial Position that is at least equal to the unfunded accumulated benefit obligation of its defined benefit pension plans.  During 2004, due to the performance of the global equity markets, combined with decreasing discount rates in 2004, the Company increased its additional minimum pension liability for its major defined benefit plans by $90 million and recorded a corresponding charge to accumulated other comprehensive income (a component of shareholders’ equity) of $61 million, net of taxes of $29 million.  If the global equity markets’ performance improves and discount rates stabilize or improve in future periods, the Company may be in a position to reduce its additional minimum pension liability and reverse the corresponding charges to shareholders’ equity.  Conversely, if the global equity markets’ performance and discount rates continue to decline in future periods, the Company may be required to increase its additional minimum pension liability and record additional charges to shareholders’ equity.  To mitigate the increase in its additional minimum pension liability and additional charges to shareholders’ equity, the Company may elect to fund a particular plan or plans on a case-by-case basis.

ENVIRONMENTAL COMMITMENTS

Environmental liabilities are accrued based on estimates of known environmental remediation exposures.  The liabilities include accruals for sites owned by Kodak, sites formerly owned by Kodak, and other third party sites where Kodak was designated as a potentially responsible party (PRP).  The amounts accrued for such sites are based on these estimates, which are determined using the ASTM Standard E 2137-01, “Standard Guide for Estimating Monetary Costs and Liabilities for Environmental Matters.”  The overall method includes the use of a probabilistic model that forecasts a range of cost estimates for the remediation required at individual sites.  The Company’s estimate includes equipment and operating costs for remediation and long-term monitoring of the sites.  Such estimates may be affected by changing determinations of what constitutes an environmental liability or an acceptable level of remediation.  Kodak’s estimate of its environmental liabilities may also change if the proposals to regulatory agencies for desired methods and outcomes of remediation are viewed as not acceptable, or additional exposures are identified.  The Company has an ongoing monitoring and identification process to assess how activities, with respect to the known exposures, are progressing against the accrued cost estimates, as well as to identify other potential remediation sites that are presently unknown.

STOCK-BASED COMPENSATION

The Company accounts for its employee stock incentive plans under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and the related interpretations under Financial Accounting Standards Board (FASB) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.”  Accordingly, no stock-based employee compensation cost is reflected in net earnings for the years ended December 31, 2004, 2003 and 2002, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.  On February 18, 2004, the Company announced that it would begin expensing stock options starting January 1, 2005 using the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”  In December 2004, the FASB issued SFAS No. 123R, a new accounting standard that will require the expensing of stock options and affect the accounting for the Company’s restricted stock and stock appreciations rights as of the beginning of interim or annual reporting periods that begin after June 15, 2005.  Early adoption is permitted for all companies; consequently, on January 1, 2005, the Company early adopted the stock option expensing rules of the new standard.

KODAK OPERATING MODEL AND REPORTING STRUCTURE

The Company has four reportable segments: Digital & Film Imaging Systems (D&FIS), Health, Commercial Imaging, and Graphic Communications.  The balance of the Company’s operations, which individually and in the aggregate do not meet the criteria of a reportable segment, are reported in All Other.  A description of the segments is as follows:

Digital & Film Imaging Systems Segment:  The D&FIS segment derives revenues from consumer film products, sales of origination and print film to the entertainment industry, sales of professional film products, thermal, traditional and inkjet photo paper, chemicals, traditional and digital cameras, digital printers, photoprocessing equipment and services, and digitization services, including online services.

Health Segment:  The Health segment derives revenues from the sale of digital products, including laser imagers, media, computed and direct radiography equipment and healthcare information systems, as well as traditional medical products, including analog film, equipment, chemistry, services and specialty products for the mammography, oncology and dental fields.

Commercial Imaging Segment:  The Commercial Imaging segment is composed of document imaging products and services, commercial and government systems products and services, and optics.  The Remote Sensing Systems business, which was sold to ITT Industries in August 2004, is accounted for as a discontinued operation in prior periods and the current period up through the date of sale.

Graphic Communications Segment:  The Graphic Communications segment is composed of the Company’s equity investments in Kodak Polychrome Graphics (Kodak’s 50/50 joint venture with Sun Chemical) and NexPress (Kodak’s 50/50 joint venture with Heidelberg) prior to its acquisition in May 2004, and the graphics and wide-format inkjet businesses.  This segment also includes the results of Scitex Digital Printing, which was acquired in January 2004 and has since been renamed Kodak Versamark, as well as the results of the NexPress-related entities subsequent to the acquisition in May 2004.

All Other:  All Other is composed of Kodak’s display and components business for image sensors and other small, miscellaneous businesses.  It also includes development initiatives in consumer inkjet technologies.

DETAILED RESULTS OF OPERATIONS

Net Sales from Continuing Operations by Reportable Segment and All Other (1)

(in millions)	2004	Change	2003	Change	2002

	(Restated)
D&FIS
Inside the U.S.	$3,823	0%	$3,828	-5%	$4,034
Outside the U.S.	5,363	-1	5,420	+9	4,968

Total D&FIS	9,186	-1	9,248	+3	9,002

Health
Inside the U.S.	1,114	+5	1,061	-2	1,088
Outside the U.S.	1,572	+15	1,370	+16	1,186

Total Health	2,686	+10	2,431	+7	2,274

Commercial Imaging
Inside the U.S.	318	-5	334	-9	366
Outside the U.S.	485	+6	457	+8	425

Total Commercial Imaging	803	+2	791	0	791

Graphic Communications
Inside the U.S.	350	+124	156	-10	174
Outside the U.S.	374	+97	190	-17	228

Total Graphic Communications	724	+109	346	-14	402

All Other
Inside the U.S.	53	+26	42	-7	45
Outside the U.S.	65	+27	51	+46	35

Total All Other	118	+27	93	+16	80

Total Net Sales	$13,517	+5%	$12,909	+3%	$12,549

(1)	Sales are reported based on the geographic area of destination.

Earnings (Loss) from Continuing Operations Before Interest, Other (Income) Charges, Net, and Income Taxes by Reportable Segment and All Other

(in millions)	2004	Change	2003	Change	2002

	(Restated)
D&FIS	$580	+39%	$416	-46%	$771
Health	435	-9	476	+10	431
Commercial Imaging	127	+17	109	-8	118
Graphic Communications	(140)	-1173	(11)	-152	21
All Other	(182)	-136	(77)	-185	(27)

Total of segments	820	-10	913	-31	1,314
Strategic asset impairments	—		(3)		(32)
Impairment of Burrell Companies’ net assets	—		(9)		—
Restructuring costs and other	(901)		(552)		(114)
Donation to technology enterprise	—		(8)		—
TouchPoint settlement	(6)		—		—
GE settlement	—		(12)		—
Patent infringement claim settlement	—		(14)		—
Prior year acquisition settlement	—		(14)		—
Legal settlement	—		(8)		—
Environmental reserve reversal	—		9		—

Consolidated total	$(87)	-129%	$302	-74%	$1,168

Earnings (Loss) From Continuing Operations by Reportable Segment and All Other

(in millions)	2004	Change	2003	Change	2002

	(Restated)
D&FIS	$504	+39%	$363	-34%	$554
Health	352	-11	397	+26	315
Commercial Imaging	102	+19	86	+1	85
Graphic Communications	(88)	-115	(41)	-8	(38)
All Other	(155)	-94	(80)	-220	(25)

Total of segments	715	-1	725	-19	891
Strategic asset and venture investment impairments	—		(7)		(50)
Impairment of Burrell Companies’ net assets held for sale	—		(9)		—
Restructuring costs and other	(901)		(552)		(114)
Donation to technology enterprise	—		(8)		—
TouchPoint settlement	(6)		—		—
Sun Microsystems settlement	92		—		—
BIGT settlement	9		—		—
GE settlement	—		(12)		—
Patent infringement claim settlement	—		(14)		—
Prior year acquisition settlement	—		(14)		—
Legal settlements	—		(8)		—
Environmental reserve reversal	—		9		—
Interest expense	(168)		(147)		(173)
Other corporate items	12		11		14
Tax benefit - contribution of patents	—		13		—
Tax benefit - PictureVision subsidiary closure	—		—		45
Tax benefit - Kodak Imagex Japan	—		—		46
Income tax effects on above items and taxes not allocated to segments	328		202		102

Consolidated total	$81	-57%	$189	-75%	$761

2004 COMPARED WITH 2003
(2003 Restated)

RESULTS OF OPERATIONS - CONTINUING OPERATIONS

CONSOLIDATED

Worldwide Revenues

Net worldwide sales were $13,517 million for 2004 as compared with $12,909 million for 2003, representing an increase of $608 million, or 5% as reported, or an increase of 1% excluding the favorable impact from exchange.  The increase in net sales was primarily due to increased volumes, acquisitions and favorable exchange, which increased sales for 2004 by 0.8, 4.3 and 3.3 percentage points, respectively.  The increase in volumes was primarily driven by consumer digital cameras, printer dock products, and the picture maker kiosk portion of the consumer output SPG in the Digital & Film Imaging Systems (D&FIS) segment, digital products in the Health segment, partially offset by decreased volumes for traditional consumer film products.  Favorable exchange resulted from an increased level of sales in non-U.S. countries as the U.S. dollar weakened throughout 2004 in relation to most foreign currencies.  In addition, the acquisition of PracticeWorks, Inc. (PracticeWorks), Versamark, Laser-Pacific and the NexPress-related entities accounted for an additional 4.3 percentage points of the increase in net sales.  These increases were partially offset by decreases attributable to price/mix, which reduced sales for 2004 by approximately 3.5 percentage points.  These decreases were driven primarily by price/mix declines in traditional products and services, and consumer digital cameras in the D&FIS segment and film capture and output products in the Health segment.

Net sales in the U.S. were $5,658 million for the current year as compared with $5,421 million for the prior year, representing an increase of $237 million, or 4%.  Net sales outside the U.S. were $7,859 million for the current year as compared with $7,488 million for the prior year, representing an increase of $371 million, or 5% as reported, or a decrease of 1% excluding the favorable impact of exchange.

Digital Strategic Product Groups’ Revenues

The Company’s digital product sales, excluding New Technologies product sales, were $5,303 million for the current year as compared with $3,736 million for the prior year, representing an increase of $1,567 million, or 42%, primarily driven by the consumer digital capture Strategic Product Group (SPG), the kiosks/media portion of the consumer output SPG, the home printing SPG, and digital acquisitions.

Traditional Strategic Product Groups’ Revenues

Net sales of the Company’s traditional products were $8,191 million for the current period as compared with $9,156 million for the prior year period, representing a decrease of $965 million, or 11%, primarily driven by declines in the film capture SPG and the wholesale photofinishing portion of the consumer output SPG.

Foreign Revenues

The Company’s operations outside the U.S. are reported in three regions: (1) the Europe, Africa and Middle East region (EAMER), (2) the Asia Pacific region, and (3) the Canada and Latin America region.  Net sales in EAMER for 2004 were $4,041 million as compared with $3,880 million for 2003, representing an increase of 4% as reported, or a decrease of 3% excluding the favorable impact of exchange.  Net sales in the Asia Pacific region for 2004 were $2,546 million compared with $2,368 million for 2003, representing an increase of 8% as reported, or an increase of 3% excluding the favorable impact of exchange.  Net sales in the Canada and Latin America region for 2004 were $1,272 million as compared with $1,240 million for 2003, representing an increase of 3% as reported, or an increase of 1% excluding the favorable impact of exchange.

The Company’s major emerging markets include China, Brazil, Mexico, India, Russia, Korea, Hong Kong and Taiwan.  Net sales in emerging markets were $2,878 million for 2004 as compared with $2,591 million for 2003, representing an increase of $287 million, or 11% as reported, or an increase of 10% excluding the favorable impact of exchange.  The emerging market portfolio accounted for approximately 21% and 37% of the Company’s worldwide and foreign sales, respectively, in 2004.

Sales growth in China, India, Russia and Brazil of 28%, 9%, 7% and 6%, respectively, were the primary drivers of the increase in emerging market sales, partially offset by decreased sales in Hong Kong of 9%.  Sales growth in China resulted from strong business performance for Kodak’s Health, Graphic Communications and entertainment imaging products and services in 2004 as compared with 2003, when the Severe Acute Respiratory Syndrome (SARS) situation negatively impacted operations in that country, particularly for consumer and professional products and services.

Gross Profit

Gross profit was $3,969 million for 2004 as compared with $4,175 million for 2003, representing a decrease of $206 million, or 5%.  The gross profit margin was 29.4% in the current year as compared with 32.3% in the prior year.  The decrease of 2.9 percentage points was attributable to declines in price/mix, which reduced gross profit margins by approximately 4.2 percentage points.  This decrease was driven primarily by price/mix declines in traditional consumer film products, photofinishing, consumer digital cameras, and entertainment print films in the D&FIS segment, analog medical film and digital capture equipment in the Health segment, and graphic arts products in the Graphic Communications segment.  The decline in price/mix was partially offset by favorable exchange, which increased gross margins by approximately 0.5 percentage points, and decreases in manufacturing cost, which favorably impacted gross profit margins by approximately 0.4 percentage points year-over-year primarily due to reduced labor expense.  The acquisition of PracticeWorks, Versamark and the NexPress-related entities favorably impacted gross profit margin by 0.4 percentage points.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) were $2,507 million for 2004 as compared with $2,618 million for 2003, representing a decrease of $111 million, or 4%.  SG&A decreased as a percentage of sales from 20% for the prior year to 19% for the current year.  The net decrease in SG&A is primarily attributable to cost savings in the current year period realized from position eliminations resulting from focused cost reduction programs, a decrease in advertising expense of $83 million compared with the prior year, and $58 million in one-time charges incurred in 2003 relating to four legal settlements, an asset impairment, a strategic investment write-down, and a technology contribution, offset by the reversal of an environmental reserve.  Such charges amounted to approximately $6 million in the current year.  These decreases were partially offset by unfavorable exchange of $69 million and SG&A expense of acquisitions of $192 million.

Research and Development Costs

Research and development (R&D) costs were $854 million for 2004 as compared with $776 million for 2003, representing an increase of $78 million, or 10%.  The increase in R&D is primarily due to increased spending to drive growth in digital product areas as well as acquisition-related R&D, partially offset by reductions in spending on traditional products.  Write-offs for in-process R&D associated with acquisitions made in the current year were $15 million compared with $31 million in the prior year.  As a percentage of sales, R&D costs remained flat at 6% for both the current and prior years.

Earnings (Losses) From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

Losses from continuing operations before interest, other income (charges), net, and income taxes for 2004 were $87 million as compared with earnings of $302 million for 2003, representing a decrease of $389 million, or 129%.  The decrease is primarily attributable to the reasons described above.

Interest Expense

Interest expense for 2004 was $168 million as compared with $147 million for 2003, representing an increase of $21 million, or 14%.  The increase in interest expense is almost entirely attributable to higher average interest rates resulting from the replacement of commercial paper debt with the Senior Notes and Convertible Senior Notes issued in October 2003.

Other Income (Charges), Net

The other income (charges), net component includes investment income, income and losses from equity investments, gains and losses on foreign exchange and on the sales of assets and investments, and other miscellaneous income and expense items.  Other income for the current year was $161 million as compared with a net charge of $51 million for 2003.  The increase in income is primarily attributable to the proceeds from two favorable legal settlements, increased income from the Company’s equity investment in Kodak Polychrome Graphics, and in the prior year, the NexPress investments were accounted for under the equity method and included in other income (charges), net.  As a result of the Company’s purchase of the Heidelberg’s 50 percent interest in the NexPress joint venture, which closed in May 2004, NexPress is consolidated in the Company’s Statement of Earnings for the remaining portion of the year and included in the Graphic Communications segment.

Income Tax Provision (Benefit)

The Company’s effective tax benefit from continuing operations was $175 million for the year ended December 31, 2004, representing an effective tax rate benefit from continuing operations of 186%. The effective tax rate benefit from continuing operations of 186% differs from the U.S. statutory tax rate of 35% primarily due to earnings from operations in certain lower-taxed jurisdictions outside the U.S., coupled with losses incurred in certain jurisdictions that are benefited at a rate equal to or greater than the U.S. federal income tax rate.

The Company’s effective tax rate benefit from continuing operations was $85 million for the year ended December 31, 2003, representing an effective tax rate benefit from continuing operations of 82%, despite the fact that the Company had positive earnings from continuing operations before income taxes.  The effective tax rate benefit from continuing operations of 82% differs from the U.S. statutory tax rate of 35% primarily due to earnings from operations in certain lower-taxed jurisdictions outside the U.S., coupled with losses incurred in certain jurisdictions that are benefited at a rate equal to or greater than the U.S. federal income tax rate.

Excluding the effect of discrete period items, the effective tax rate from continuing operations was 18% and 15.5% in 2004 and 2003, respectively. The increase from 15.5% in 2003 to 18% in 2004 is primarily due to an increase in interest expense on tax reserves and an increase in valuation allowances.

Earnings From Continuing Operations

Net earnings from continuing operations for 2004 were $81 million, or $.28 per basic and diluted share, as compared with net earnings from continuing operations for 2003 of $189 million, or $.66 per basic and diluted share, representing a decrease of $108 million, or 57%.  The decrease in net earnings from continuing operations is primarily attributable to the reasons outlined above.

DIGITAL & FILM IMAGING SYSTEMS

Worldwide Revenues

Net worldwide sales for the D&FIS segment were $9,186 million for 2004 as compared with $9,248 million for 2003, representing a decrease of $62 million, or a decrease of 1% as reported, or a decrease of 4% excluding the favorable impact of exchange.  Approximately 4.1 percentage points of the decrease in net sales was attributable to price/mix declines driven primarily by declines in traditional film products as well as consumer digital cameras and inkjet media.  This decrease was partially offset by favorable exchange, which increased revenues by approximately 3.2 percentage points.

D&FIS segment net sales in the U.S. were $3,823 million for the current year as compared with $3,828 million for the prior year, representing a decrease of $5 million.  D&FIS segment net sales outside the U.S. were $5,363 million for the current year as compared with $5,420 million for the prior year, representing a decrease of $57 million, or 1% as reported, or a decrease of 6% excluding the favorable impact of exchange.

Digital Strategic Product Groups’ Revenues

D&FIS segment digital product sales were $2,677 million for the current year as compared with $1,802 million for the prior year, representing an increase of $875 million, or 49%, primarily driven by the consumer digital capture SPG.  Net worldwide sales of consumer digital capture products, which include consumer digital cameras, accessories, memory products, and royalties, increased 61% in 2004 as compared with 2003, primarily reflecting strong volume increases and favorable exchange, partially offset by negative price/mix.  Sales continue to be driven by strong consumer acceptance of the EasyShare digital camera system and the success of new digital camera product introductions during the current year.

The Company gained worldwide digital camera unit market share when compared with the prior year.  According to market research firm IDC’s full year 2004 digital camera study, Kodak leads the industry in the U.S. with a 21.9 percent market share.  Digital camera market share has also improved internationally, giving Kodak the number one market share in Australia, Argentina, Peru and Chile as well as putting it among the top three positions in Germany, United Kingdom, Mexico and Brazil.

Net worldwide sales of picture maker kiosks and related media increased 58% in 2004 as compared with 2003, primarily due to strong volume increases and favorable exchange.  Sales continue to be driven by strong market acceptance of Kodak’s new generation of kiosks as well as an increase in consumer demand for digital printing at retail.

Net worldwide sales from the home printing solutions SPG, which includes inkjet photo paper and printer docks/media, increased 47% in the current year as compared with the prior year.  For inkjet paper, 2004 was marked by increased competition from store brands and the mix shift associated with consumer’s preference for smaller format papers.  Kodak’s printer dock products continued to experience strong sales growth during 2004.

Traditional Strategic Product Groups’ Revenues

D&FIS segment traditional product sales were $6,509 million for the current year as compared with $7,446 million for the prior year, representing a decrease of $937 million, or 13%, primarily driven by declines in the film capture SPG and the consumer output SPG.  Net worldwide sales of the film capture SPG, including consumer roll film (35mm film and Advantix film), one-time-use cameras (OTUC), professional films, reloadable traditional film cameras and batteries/videotape, decreased 16% in 2004 as compared with 2003, primarily reflecting volume declines and negative price/mix experienced for all significant film capture product categories.  These declines were partially offset by favorable exchange.

U.S. consumer film industry sell-through volumes decreased approximately 18% in 2004 as compared with 2003.  Kodak’s sell-in consumer film volumes declined 21% as compared with the prior year, reflecting a decrease in U.S. retailers’ inventories.

As previously announced, the Company’s current estimate of worldwide consumer film industry volumes for 2005 could decline as much as 20%, with U.S. volumes declining as much as 30%.

Net worldwide sales for the retail photofinishing SPG, which includes color negative paper, equipment and services, chemistry, and photofinishing services at retail, decreased 6% in 2004 as compared with 2003, primarily reflecting lower volumes of Qualex retail photofinishing services, partially offset by favorable exchange.

Net worldwide sales for the wholesale photofinishing SPG, which includes color negative paper, equipment, chemistry, and photofinishing services at Qualex in the U.S. and Consumer Imaging Services (CIS) outside the U.S., decreased 31% in 2004 as compared with 2003, primarily reflecting lower volumes, partially offset by favorable exchange.  The lower volumes reflect the effects of digital replacement.

Net worldwide sales for the entertainment films SPG, including origination and print films to the entertainment industry increased 12% in 2004 as compared with 2003, reflecting volume increases and favorable exchange that was partially offset by negative price/mix.

Gross Profit

Gross profit for the D&FIS segment was $2,612 million for 2004 as compared with $2,864 million for 2003, representing a decrease of $252 million or 9%.  The gross profit margin was 28.4% in the current year as compared with 31.0% in the prior year.  The 2.6 percentage point decrease was primarily attributable to decreases in price/mix that impacted gross profit margins by approximately 5.3 percentage points, partially offset by manufacturing cost improvements, which favorably impacted gross margins by approximately 2.4 percentage points.  The decrease in price/mix was primarily due to the impact of digital substitution, resulting in a decrease in sales of higher margin traditional products, the impact of which was only partially offset by increased sales of lower margin digital products.

Selling, General and Administrative Expenses

SG&A expenses for the D&FIS segment were $1,665 million for 2004 as compared with $1,967 million for 2003, representing a decrease of $302 million or 15%.  The net decrease in SG&A spending is primarily attributable to cost savings realized from position eliminations associated with ongoing focused cost reduction programs and reductions in advertising expense, partially offset by unfavorable exchange of $50 million.  As a percentage of sales, SG&A expense decreased from 21% in the prior year to 18% in the current year.

Research and Development Costs

R&D costs for the D&FIS segment decreased $113 million or 23% from $481 million in 2003 to $368 million in 2004.  As a percentage of sales, R&D costs decreased from 5% in the prior year to 4% in the current year.  The decrease in R&D is primarily due to a decline in spending related to consumer and professional imaging traditional products and services.  In addition, the decline was partly attributable to a $21 million write-off for purchased in-process R&D in 2003, with no such charge incurred in the current year.

Earnings (Losses) From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

Earnings from continuing operations before interest, other income (charges), net, and income taxes for the D&FIS segment increased $164 million, or 39%, from $416 million in 2003 to $580 million in 2004, primarily as a result of the factors described above.

HEALTH

On October 7, 2003, the Company completed the acquisition of all of the outstanding shares of PracticeWorks, Inc., a leading provider of dental practice management software.  As part of this transaction, Kodak also acquired 100% of PracticeWorks’ Paris-based subsidiary, Trophy Radiologie, S.A., a developer and manufacturer of dental digital radiographic equipment, which PracticeWorks purchased in December 2002.  The acquisition of PracticeWorks and Trophy was expected to contribute approximately $200 million in sales to the Health segment during the first full year.  Full year 2004 net sales for PracticeWorks (acquired in October 2003) were $212 million, which resulted in incremental net sales of $164 million for the Health segment.

It is anticipated that this transaction will be slightly dilutive to earnings from the date of acquisition through the end of 2005 and accretive to earnings thereafter.  This acquisition enables Kodak to offer its customers a full spectrum of dental imaging products and services from traditional film to digital radiography and photography, and moved the Health segment into the leading position in the dental practice management and dental digital radiographic markets.

Worldwide Revenues

Net worldwide sales for the Health segment were $2,686 million for 2004 as compared with $2,431 million for 2003, representing an increase of $255 million, or 10% as reported, or an increase of 7% excluding the favorable impact of exchange.  The increase in sales was comprised of: (1) an increase from favorable exchange of approximately 3.5 percentage points, (2) the acquisition of PracticeWorks Inc. in October 2003, which accounted for approximately 5.4 percentage points of the sales increase, and (3) an increase in volume of approximately 4.1 percentage points, driven primarily by volume increases in digital products.  These increases were partially offset by declines in price/mix of approximately 3.1 percentage points, which were related to both digital and traditional products.

Net sales in the U.S. were $1,114 million for the current year as compared with $1,061 for the prior year, representing an increase of $53 million, or 5%.  Net sales outside the U.S. were $1,572 million for 2004 as compared with $1,370 million for 2003, representing an increase of $202 million, or 15% as reported, or an increase of 8% excluding the favorable impact of exchange.

Digital Strategic Product Groups’ Revenues

Health segment digital sales, which include laser printers (DryView imagers and wet laser printers), digital media (DryView and wet laser media), digital capture equipment (computed radiography capture equipment and digital radiography equipment), services, dental practice management software and Picture Archiving and Communications Systems (PACS), were $1,719 for the current year compared with $1,438 million for 2003, representing an increase of $281 million, or 20%. The increase in digital product sales was primarily attributable to the PracticeWorks acquisition and higher volumes of digital capture equipment, digital media and services.

Traditional Strategic Product Groups’ Revenues

Health segment traditional product sales, including analog film, equipment, chemistry and services, were $967 million for the current year as compared with $993 million for 2003, representing a decrease of $26 million or 3%, with the decrease mainly attributable to decreases in volume and negative price/mix from analog medical film, partially offset by favorable exchange.

Gross Profit

Gross profit for the Health segment was $1,129 million for 2004 as compared with $1,045 million for 2003, representing an increase of $84 million, or 8%.  The gross profit margin was 42.0% in 2004 as compared with 43.0% in 2003.  The decrease in the gross profit margin of 1.0 percentage points was primarily attributable to: (1) price/mix which negatively impacted gross profit margins by 2.0 percentage points due to digital media, digital capture equipment and analog medical film, and (2) an increase in manufacturing cost, which decreased gross profit margins by 0.9 percentage points primarily due to increases in silver prices and petroleum based materials during the current year.  These decreases were partially offset by increases attributable to favorable exchange, which contributed approximately 0.8 percentage points to the gross profit margin, and the acquisition of PracticeWorks in the fourth quarter of 2003, which increased gross profit margins by approximately 1.1 percentage points for the current year.

Selling, General and Administrative Expenses

SG&A expenses for the Health segment increased $95 million, or 24%, from $391 million for 2003 to $486 million for 2004.  Although the dollar increase in SG&A expenses was significant, the increase as a percent of sales was only 2.0 percentage points from 16% in 2003 to 18% in 2004.  The increase in SG&A expenses is primarily due to the acquisition of PracticeWorks, which accounted for $65 million of the increase in SG&A expenses in 2004, increased spending on growth initiatives and the unfavorable impact of exchange, which accounted for $12 million of the increase.

Research and Development Costs

R&D costs for the Health segment increased $30 million, or 17%, from $178 million in 2003 to $208 million in 2004, and increased as a percentage of sales from 7% in 2003 to 8% in 2004.  The increase is primarily attributable to increased spending to drive growth in selected areas of the product portfolio.

Earnings (Losses) From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

Earnings from continuing operations before interest, other income (charges), net, and income taxes for the Health segment decreased $41 million, or 9%, from $476 million for 2003 to $435 million for 2004 due primarily to the reasons described above.

COMMERCIAL IMAGING

On February 9, 2004 Kodak announced its intention to sell the Remote Sensing Systems operation to ITT Industries for $725 million in cash.  This transaction closed during the third quarter of 2004.  The Remote Sensing Systems business was part of Kodak’s commercial and government systems operation.  The Commercial Imaging segment results for 2004 and 2003 exclude the financial performance of Kodak’s Remote Sensing Systems business, which is accounted for in discontinued operations.  Certain overhead costs that were previously allocated to the RSS business that were not eliminated as a result of the sale are still being reported within the Commercial Imaging segment up through the completion of the divestiture, as the Commercial Imaging segment managed the RSS business until the completion of the divestiture.  Subsequent overhead costs have been allocated to all of the existing segments.

Worldwide Revenues

Net worldwide sales for the Commercial Imaging segment were $803 million for 2004 as compared with $791 million for 2003, representing an increase of $12 million, or 2% as reported, or a decrease of 3% excluding the favorable impact of exchange.  The increase in net sales was primarily comprised of an increase of approximately 4.7 percentage points due to favorable exchange, which was partially offset by declines due to volume of approximately 3.1 percentage points, primarily driven by declines in the micrographics equipment and media SPG.

Net sales in the U.S. were $318 million for 2004 as compared with $334 million for 2003, representing a decrease of $16 million, or 5%.  Net sales outside the U.S. were $485 million in the current year as compared with $457 million in the prior year, representing an increase of $28 million, or 6%, or a decrease of 2% excluding the favorable impact of exchange.

Digital and Traditional Strategic Product Groups’ Revenues

Commercial Imaging segment digital product sales were $384 million for the current year as compared with $367 million for 2003, representing an increase of $17 million, or 5%.  Segment traditional product sales were $419 million for the current year as compared with $424 million for 2003, representing a decrease of $5 million, or 1%.  The primary driver was an increase in sales from the aerial and industrial materials SPG and the imaging services SPG, offset by declines in the equipment and media SPG.

Gross Profit

Gross profit for the Commercial Imaging segment for 2004 increased $4 million, or 1%, from $267 million for 2003 to $271 million for 2004.  The gross profit margin was 33.7% for 2004 as compared with 33.8% for 2003.  The decrease in the gross profit margin of 0.1 percentage points was attributable to an increase in manufacturing cost, which negatively impacted gross profit margins by approximately 0.2 percentage points, and unfavorable price/mix of 0.5 percentage points, partially offset by exchange, which favorably impacted gross profit margins by 0.8 percentage points.

Selling, General and Administrative Expenses

SG&A expenses for the Commercial Imaging segment decreased $5 million, or 4%, from $135 million for 2003 to $130 million for 2004.  As a percentage of sales, SG&A expenses decreased from 17% for 2003 to 16% for 2004.  The decrease in SG&A expenses is primarily due to cost savings realized from ongoing focused cost reduction programs and reduced advertising costs, partially offset by the unfavorable impact of exchange.

Research and Development Costs

R&D costs for the Commercial Imaging segment decreased $10 million, or 43%, from $23 million for 2003 to $13 million for 2004.  As a percentage of sales, R&D costs decreased from 3% in 2003 to 2% in 2004.

Earnings (Losses) From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

Earnings from continuing operations before interest, other income (charges), net, and income taxes for the Commercial Imaging segment increased $18 million, or 17%, from $109 million in 2003 to $127 million in 2004.  The increase in earnings from operations is primarily attributable to the reasons outlined above.

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

There was no consideration paid to Heidelberg at closing.  Under the terms of the acquisition, Kodak and Heidelberg agreed to use a performance-based earn-out formula whereby Kodak will make periodic payments to Heidelberg over a two-year period, if certain sales goals are met.  If all sales goals are met during the two calendar years ending December 31, 2005, the Company will pay a maximum of $150 million in cash.  During the first calendar year, no amounts were paid. Additional payments may also be made relating to the incremental sales of certain products in excess of a stated minimum number of units sold during a five-year period following the closing of the transaction.  The acquisition is expected to become accretive by 2007.  During the eight months since closing, the NexPress-related entities contributed $177 million in sales to the Graphic Communications segment.

On January 5, 2004, Kodak announced the completion of its acquisition of Scitex Digital Printing, the world leader in high-speed, variable data inkjet printing systems.  Kodak acquired the business for $239 million in net cash.  This acquisition was expected to contribute approximately $200 million to Graphic Communications segment sales in 2004.  Scitex Digital Printing now operates under the name Kodak Versamark, Inc.  During 2004, Kodak Versamark contributed $198 million in sales to the Graphic Communications segment.

Worldwide Revenues

Net worldwide sales for the Graphic Communications segment were $724 million for 2004 as compared with $346 million for 2003, representing an increase of $378 million, or 109% as reported, or 108% excluding the favorable impact from exchange.  The increase in net sales was primarily attributable to the acquisitions of Kodak Versamark and the NexPress-related entities, which contributed approximately $375 million in net sales to the Graphic Communications segment.

Net sales in the U.S. were $350 million for 2004 as compared with $156 million for 2003, representing an increase of $194 million, or 124%.  Net sales outside the U.S. were $374 million in the current year as compared with $190 million in the prior year, representing an increase of $184 million, or 97%, or 95% excluding the favorable impact from exchange.

Digital Strategic Product Groups’ Revenues

Graphic Communications segment digital product sales, which are comprised of Kodak Versamark, the NexPress-related entities, and Encad, Inc. products and services, were $456 million for the current year as compared with $75 million for the prior year, representing an increase of $381 million, or 508%.  The increase is primarily attributable to the acquisitions of Versamark and the NexPress-related entities.

Kodak Versamark experienced strong sales performance driven by increased placements of color printing units in the transactional printing market coupled with a growing consumables business.

Traditional Strategic Product Groups’ Revenues

Segment traditional product sales are limited to the sales of traditional graphics products to the KPG joint venture.  Net worldwide sales of graphic arts products to Kodak Polychrome Graphics (KPG), an unconsolidated joint venture affiliate in which the Company has a 50% ownership interest, of $268 million were consistent for the current year as compared with 2003 net sales of $271 million.  Increasing volumes were offset by negative price/mix primarily attributable to graphic arts products.

Gross Profit

Gross profit for the Graphic Communications segment for 2004 increased $82 million, or 167%, from $49 million for 2003 to $131 million for 2004.  The gross profit margin was 18.1% for 2004 as compared with 14.2% for 2003.  The increase in the gross profit margin of 3.9 percentage points was primarily attributable to the acquisitions of Kodak Versamark and the NexPress-related entities, which contributed 13.2 percentage points to gross profit margin for the current year period.  This is despite the fact that Kodak Versamark’s margins were negatively affected by the impact of the purchase accounting for the inventory that was acquired with Kodak Versamark at its fair value, which was sold during 2004.  This negative impact was partially offset by a positive impact of purchase accounting for the inventory that was acquired with the NexPress-related entities at its fair value.  Excluding the impact of purchase accounting, Kodak Versamark and the NexPress-related entities would have favorably impacted gross profit margins by approximately 14.3 percentage points during the current year period.  Partially offsetting the favorable impact of acquisitions were: (1) an increase in manufacturing cost, which negatively impacted gross profit margins by approximately 7.1 percentage points, primarily due to an increase in silver prices and additional costs incurred in relation to the relocation of manufacturing facilities for graphics products from Mexico to Great Britain and the U.S., (2) negative exchange, which reduced gross profit margins by approximately 0.9 percentage points, and (3) negative price/mix of 1.0 percentage points.

Selling, General and Administrative Expenses

SG&A expenses for the Graphic Communications segment were $160 million for 2004 as compared with $37 million in the prior year, representing an increase of $123 million, or 332%, and increased as a percentage of sales from 11% in the prior year to 22% in the current year.  The increase in SG&A expenses is primarily attributable to the acquisitions of Kodak Versamark and the NexPress-related entities, which together accounted for $120 million of SG&A expenses in the current year period.

Research and Development Costs

R&D costs for the Graphic Communications segment increased $88 million, or 383%, from $23 million for 2003 to $111 million for the current year, and increased as a percentage of sales from 7% in the prior year to 15% in the current year.  The increase was primarily attributable to the acquisitions of Kodak Versamark and the NexPress-related entities, which together accounted for $90 million of R&D in the current period, and includes a $10 million charge for purchased in-process R&D associated with the Kodak Versamark and NexPress-related entities acquisition.

Earnings (Losses) From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

Losses from continuing operations before interest, other income (charges), net, and income taxes for the Graphic Communications segment increased $129 million from losses of $11 million in 2003 to losses of $140 million in 2004.  This increase in losses is primarily attributable to the acquisition of the NexPress-related entities on May 1, 2004, the purchase of Scitex Digital Printing (renamed Kodak Versamark) on January 5, 2004, and the other factors described above.  As noted above, the NexPress-related entities are expected to become accretive by 2007, and Kodak Versamark is expected to be slightly dilutive through 2004 and accretive thereafter.

KPG’s earnings performance continued to improve on the strength of its leading position in digital printing plates and digital proofing, coupled with favorable operating expense management and foreign exchange.  The Company’s equity in the earnings of KPG contributed positive results to other income (charges), net during 2004.

On January 12, 2005, the Company announced that it had entered into a Redemption agreement with Sun Chemical Corporation (Sun Chemical) to purchase Sun Chemical’s 50 percent interest in Kodak Polychrome Graphics (KPG), a 50/50 joint venture of Kodak and Sun Chemical that was established in 1998.  KPG is one of the world’s leading suppliers of products and services to the graphic communications market, with operations in six continents and an extensive global sales force.  Under the terms of the transaction, Kodak will redeem all of Sun Chemical’s shares in KPG by providing $317 million in cash at closing, $200 million in cash in the third quarter of 2006 and $50 million in cash annually from 2008 through 2013, for a total of $817 million.  Kodak will fund the acquisition through internally generated cash flow.  This transaction, which is expected to close in the second quarter of 2005, will expand the Company’s global distribution network for Graphic Communications digital printing systems and broaden the Company’s solutions portfolio.  The Company expects this acquisition to incrementally increase revenue by approximately $1.1 billion in 2005 and be immediately accretive to earnings, adding approximately five cents to diluted earnings per share from continuing operations in 2005 and approximately 14 cents to diluted earnings per share from continuing operations in 2006. The Company completed its acquisition of KPG on April 1, 2005.

On January 31, 2005, the Company announced that it had entered into a definitive agreement with Creo Inc. (Creo) to acquire 100% of its outstanding shares.  Creo is based in Vancouver, Canada and is the world’s number one provider of workflow software used by printers to manage efficiently the movement of text, graphics and images from the computer screen to the printing press.  Under the terms of the agreement, Kodak will pay approximately $980 million in cash, or $16.50 per share, for all outstanding shares of Creo, on a fully diluted basis.  The transaction is subject to regulatory approvals, the approval of Creo’s shareholders and court approval.  The acquisition will provide Kodak with an innovative digital pre-press product portfolio and established relationships in the commercial printing segment, the largest market opportunity within the graphic communications industry.  This transaction also reinforces Graphic Communications status as a leading industry participant to provide customers with all of the products and services they need to be successful in a blended product environment, where digital, traditional and hybrid print jobs are converging.  This acquisition is expected to result in modest earnings dilution in 2005 and approximately $700 million in incremental revenue in 2006.  The impact on 2006 net earnings per share cannot be accurately estimated until the transaction is completed, but is expected to be accretive to earnings in 2006.

ALL OTHER

Worldwide Revenues

Net worldwide sales for All Other were $118 million for 2004 as compared with $93 million for 2003, representing an increase of $25 million, or 27%.  Net sales in the U.S. were $53 million in 2004 as compared with $42 million for 2003, representing an increase of $11 million, or 26%.   Net sales outside the U.S. were $65 million in the current year as compared with $51 million in the prior year, representing an increase of $14 million, or 27%.

Losses From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

Losses from continuing operations before interest, other income (charges), net, and income taxes for All Other increased $105 million from a loss of $77 million in 2003 to a loss of $182 million in 2004.  Increased levels of investment for the Company’s display business and consumer inkjet development activities primarily drove the increase in the loss from operations.

RESULTS OF OPERATIONS – DISCONTINUED OPERATIONS

Earnings from discontinued operations, net of income taxes, for 2004 were $475 million, or $1.66 per basic and diluted share primarily relating to the sale of Kodak’s Remote Sensing Systems business, which contributed $466 million to earnings from discontinued operations, including the after-tax gain on the sale of $439 million.  The 2003 earnings from discontinued operations, net of income taxes, were $64 million, or $.22 per basic and diluted share and reflects net of tax earnings of $27 million primarily related to reversals of tax and environmental reserves as well as $40 million of after-tax earnings from Kodak’s Remote Sensing Systems business.

NET EARNINGS

Net earnings for 2004 were $565 million, or $1.97 per basic and diluted share, as compared with net earnings for 2003 of $253 million, or $.88 per basic and diluted share, representing an increase of $312 million, or 123%.  This increase is primarily attributable to the reasons outlined above.

2003 COMPARED WITH 2002
(2003 Restated)

RESULTS OF OPERATIONS - CONTINUING OPERATIONS

CONSOLIDATED

Worldwide Revenues

Net worldwide sales were $12,909 million for 2003 as compared with $12,549 million for 2002, representing an increase of $360 million, or 3% as reported, or a decrease of 2% excluding the favorable impact from exchange.  The increase in net sales was primarily due to increased volumes and favorable exchange, which increased sales for 2003 by 1.4 and 5.5 percentage points, respectively.  The increase in volumes was primarily driven by consumer digital cameras, printer dock products, inkjet media and entertainment print films in the Digital & Film Imaging Systems (D&FIS) segment, digital products in the Health segment, partially offset by decreased volumes for traditional consumer film products.  Favorable exchange resulted from an increased level of sales in non-U.S. countries as the U.S. dollar weakened throughout 2003 in relation to most foreign currencies, particularly the Euro.  In addition, the acquisition of PracticeWorks, Inc. (PracticeWorks) in the fourth quarter of 2003 accounted for an additional 0.4 percentage points of the increase in net sales.  These increases were partially offset by decreases attributable to price/mix, which reduced sales for 2003 by approximately 4.2 percentage points.  These decreases were driven primarily by price/mix declines in traditional products and services, and consumer digital cameras in the D&FIS segment, film and laser imaging systems in the Health segment, and graphic arts products in the Graphic Communications segment.

Net sales in the U.S. were $5,421 million for 2003 as compared with $5,707 million for 2002, representing a decrease of $286 million, or 5%.  Net sales outside the U.S. were $7,488 million for 2003 as compared with $6,842 million for 2002, representing an increase of $646 million, or 9% as reported, or no change excluding the favorable impact of exchange.

Digital Strategic Product Groups’ Revenues

The Company’s digital product sales, excluding New Technologies product sales, were $3,736 million for 2003 as compared with $2,963 million for 2002, representing an increase of $773 million, or 26%, primarily driven by the consumer digital capture SPG, the home printing SPG, and the digital capture and applications SPG of the Health segment.

Traditional Strategic Product Groups’ Revenues

Net sales of the Company’s traditional products were $9,156 million for 2003 as compared with $9,564 million for 2002, representing a decrease of $408 million, or 4%, primarily driven by declines in the film capture SPG and the consumer output SPG.

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

The Company’s major emerging markets include China, Brazil, Mexico, India, Russia, Korea, Hong Kong and Taiwan.  Net sales in emerging markets were $2,591 million for 2003 as compared with $2,425 million for 2002, representing an increase of $166 million, or 7% as reported, or an increase of 4% excluding the favorable impact of exchange.  The emerging market portfolio accounted for approximately 20% and 35% of the Company’s worldwide and non-U.S. sales, respectively, in 2003.

Sales growth in Russia, India and China of 26%, 17% and 12%, respectively, were the primary drivers of the increase in emerging market sales, partially offset by decreased sales in Taiwan, Hong Kong and Brazil of 19%, 10% and 7%, respectively.  The increase in sales in Russia was a result of continued growth in the number of Kodak Express stores, which represent independently owned photo specialty retail outlets, and the Company’s efforts to expand the distribution channels for Kodak products and services.  Sales increases in India were driven by the continued success from the Company’s efforts to increase the level of camera ownership and from the continued success of independently owned Photoshop retail stores.  Sales growth in China resulted from strong business performance for all Kodak’s operations in that region in the first, third and fourth quarters of 2003; however, this growth was partially offset by the impact of the Severe Acute Respiratory Syndrome (SARS) situation, particularly for consumer and professional products and services, which negatively impacted sales in China during the second quarter.  The sales declines experienced in Hong Kong and Taiwan during 2003 are also a result of the impact of SARS.  The sales decline in Brazil is reflective of the continued economic weakness experienced there.

Gross Profit

Gross profit was $4,175 million for 2003 as compared with $4,527 million for 2002, representing a decrease of $352 million, or 8%.  The gross profit margin was 32.3% in 2003 as compared with 36.1% in 2002.  The decrease of 3.8 percentage points was attributable to declines in price/mix, which reduced gross profit margins by approximately 5.1 percentage points.  This decrease was driven primarily by price/mix declines in traditional consumer film products, photofinishing, consumer digital cameras, and entertainment print films in the D&FIS segment, analog medical film and digital capture equipment in the Health segment, and graphic arts products in the Graphic Communications segment.  The decline in price/mix was partially offset by favorable exchange, which increased gross margins by approximately 0.8 percentage points, and decreases in manufacturing cost, which favorably impacted gross profit margins by approximately 0.3 percentage points year-over-year due to reduced labor expense, favorable materials pricing and improved product yields.  The acquisition of PracticeWorks in the fourth quarter of 2003 did not have a significant impact on the gross profit margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) were $2,618 million for 2003 as compared with $2,504 million for 2002, representing an increase of $114 million, or 5%.  SG&A remained consistent as a percentage of sales at 20% for both years.  The net increase in SG&A is primarily attributable to an increase in the benefit rate and the occurrence of the following one-time charges: intellectual property settlement of $12 million; patent infringement claim of $14 million; settlement of outstanding issues relating to a prior year acquisition of $14 million; write-down of the Burrell Companies’ net assets held for sale of $9 million; donation to a technology enterprise for research purposes amounting to $8 million; legal settlement of $8 million; strategic asset impairments of $3 million; and unfavorable exchange of $118 million due to an increased level of SG&A costs incurred in non-U.S. countries as most foreign currencies strengthened against the U.S. dollar in 2003.  These items were partially offset by a reversal of environmental reserves of $9 million and cost savings realized from position eliminations associated with ongoing focused cost reduction programs.

Research and Development Costs

Research and development (R&D) costs were $776 million for 2003 as compared with $757 million for 2002, representing an increase of $19 million, or 3%.  The increase in R&D is primarily due to $31 million of write-offs for purchased in-process R&D associated with two acquisitions made in 2003.  These charges were partially offset by cost savings realized from position eliminations associated with ongoing focused cost reduction programs.  As a percentage of sales, R&D costs remained flat at 6.0% for both 2003 and 2002.

Earnings (Losses) From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

Earnings from continuing operations before interest, other income (charges), net, and income taxes for 2003 were $302 million as compared with $1,168 million for 2002, representing a decrease of $866 million, or 74%.  The decrease is primarily the result of (1) the decline in gross profit margin and an increase in SG&A, and (2) net focused cost reduction charges of $479 million incurred during 2003 as compared with $98 million for 2002, an increase of $381 million which was primarily due to the costs incurred under the Third Quarter, 2003 Restructuring Program.

Interest Expense

Interest expense for 2003 was $147 million as compared with $173 million for 2002, representing a decrease of $26 million, or 15%.  The decrease in interest expense is almost entirely attributable to lower average interest rates in 2003 relative to 2002, which was driven mainly by the refinancing of the Company’s $144 million 9.38% Notes due March 2003 and the $110 million 7.36% Notes due April 2003 with lower interest rate medium term notes and lower average interest rates on commercial paper during 2003.

Other Income (Charges), Net

The other income (charges), net component includes principally investment income, income and losses from equity investments, foreign exchange, and gains and losses on the sales of assets and investments.  Other income (charges), net for 2003 were a net charge of $51 million as compared with a net charge of $101 million for 2002.  The decrease in other income (charges), net is primarily attributable to increased income from the Company’s equity investment in Kodak Polychrome Graphics, reduced losses from the Company’s NexPress joint venture, the elimination of losses from the Company’s equity investment in the Phogenix joint venture due to its dissolution in the second quarter of 2003, and lower non-strategic venture investment impairments.

Income Tax Provision (Benefit)

The Company’s effective tax rate benefit from continuing operations was $85 million for the year ended December 31, 2003, representing an effective tax rate benefit from continuing operations of 82%, despite the fact that the Company had positive earnings from continuing operations before income taxes.  The effective tax rate benefit from continuing operations of 82% differs from the U.S. statutory tax rate of 35% primarily due to earnings from operations in certain lower-taxed jurisdictions outside the U.S., coupled with losses incurred in certain jurisdictions that are benefited at a rate equal to or greater than the U.S. federal income tax rate.

The Company’s effective tax rate from continuing operations was 15% for the year ended December 31, 2002.  The effective tax rate from continuing operations of 15% is less than the U.S. statutory rate of 35% primarily due to the charges for the focused cost reductions and asset impairments being deducted in jurisdictions that have a higher tax rate than the U.S. federal income tax rate, and also due to discrete period tax benefits of $45 million in connection with the closure of the Company’s PictureVision subsidiary and $46 million relating to the consolidation of the Company’s photofinishing operations in Japan and the loss realized from the liquidation of a subsidiary as part of that consolidation.  These benefits were partially offset by the impact of recording a valuation allowance to provide for certain tax benefits that the Company would be required to forgo in order to fully realize the benefits of its foreign tax credit carryforwards.

Excluding the effect of discrete period items, the effective tax rate from continuing operations was 15.5% and 26.5% in 2003 and 2002, respectively.  The decrease from 26.5% in 2002 to 15.5% in 2003 is primarily due to increased earnings in certain lower-taxed jurisdictions outside the U.S. relative to total consolidated earnings.

Earnings From Continuing Operations

Net earnings from continuing operations for 2003 were $189 million, or $.66 per basic and diluted share, as compared with net earnings from continuing operations for 2002 of $761 million, or $2.61 per basic and diluted share, representing a decrease of $572 million, or 75%.  The decrease in net earnings from continuing operations is primarily attributable to the reasons outlined above.

DIGITAL & FILM IMAGING SYSTEMS

Worldwide Revenues

Net worldwide sales for the D&FIS segment were $9,248 million for 2003 as compared with $9,002 million for 2002, representing an increase of $246 million, or 3% as reported, or a decrease of 3% excluding the favorable impact of exchange.  Approximately 1.9 percentage points of the increase in net sales was attributable to increases related to volume, driven primarily by consumer digital cameras, printer dock products, inkjet media and entertainment print films, partially offset by volume declines for traditional consumer film products, and approximately 5.9 percentage points of the increase was attributable to favorable exchange.  These increases were partially offset by price/mix declines, primarily driven by consumer digital cameras and traditional products and services, which reduced net sales by approximately 4.8 percentage points.

D&FIS segment net sales in the U.S. were $3,828 million for 2003 as compared with $4,034 million for 2002, representing a decrease of $206 million, or 5%.  D&FIS segment net sales outside the U.S. were $5,420 million for 2003 as compared with $4,968 million for 2002, representing an increase of $452 million, or 9% as reported, or a decrease of 1% excluding the favorable impact of exchange.

Digital Strategic Product Groups’ Revenues

D&FIS segment digital product sales were $1,802 million for 2003 as compared with $1,199 million for 2002, representing an increase of $603 million, or 50%, primarily driven by the consumer digital capture SPG and the home printing SPG.

Net worldwide sales of consumer digital cameras increased 79% in 2003 as compared with 2002, driven almost entirely by strong increases in volume, which were partially offset by declines in price/mix. Sales continue to be driven by strong consumer acceptance of the EasyShare digital camera system, as reflected in increased market share in a rapidly growing market.

Although some of Kodak’s largest channels do not report share data, Kodak continued to hold one of the top U.S. digital camera market share positions in channels reporting share data, attaining the number three share position for the full year, after attaining the top spot for the fourth quarter alone.  Outside of the U.S., Kodak placed in the top four market share positions in 6 out of 9 key markets in the fourth quarter, and in the top four in 5 out of 9 key markets for the full year.  Consumer digital cameras were profitable on a fully allocated basis for the second half of 2003.

Kodak’s new printer dock products, initially launched in the spring of 2003, experienced strong sales growth in the fourth quarter of 2003, strengthening their number two share position in the U.S. snapshot printer market and putting them on track to be a $100 million business in the first full year of sales.

Net worldwide sales from the Company’s consumer digital products and services, which include picture maker kiosks/media and retail consumer digital services revenue primarily from Picture CD and Retail.com, increased 6% in 2003 as compared with 2002, driven primarily by an increase in sales of kiosks and consumer digital services.

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

Traditional Strategic Product Groups’ Revenues

D&FIS segment traditional product sales were $7,446 million for 2003 as compared with $7,803 million for 2002, representing a decrease of $357 million, or 5%, primarily driven by declines in the film capture SPG and the consumer output SPG.  Net worldwide sales of the film capture SPG, including consumer roll film (35mm and APS), one-time-use cameras (OTUC), decreased 9% in 2003 as compared with 2002, reflecting declines due to lower volumes of 12% and price/mix declines of 3%, partially offset by favorable exchange of 6%.  Sales of the Company’s consumer film products within the U.S. decreased 18% in 2003 as compared with 2002, reflecting declines due to lower volumes of 17% and price/mix declines of 1%.  Sales of the Company’s consumer film products outside the U.S. decreased 2% in 2003 compared with 2002, reflecting declines in volume of 9% and price/mix declines of 2%, partially offset by favorable exchange of 9%.  The lower film product sales are attributable to a declining industry demand driven primarily by the impact of digital substitution and retailer inventory reductions.

The U.S. film industry sell-through volumes decreased approximately 8% in 2003 as compared with 2002 primarily due to the impact of digital substitution.  The Company maintained approximately flat year-over-year blended U.S. consumer film share as it has done for the past several consecutive years.

Net worldwide sales for photofinishing services (excluding equipment), including Qualex in the U.S. and Consumer Imaging Services (CIS) outside the U.S., decreased 15% in 2003 as compared with 2002, reflecting lower volumes and declines in price/mix, partially offset by favorable exchange.  In the U.S., Qualex’s sales for photofinishing services decreased 19% in 2003 as compared with 2002, and outside of the U.S., CIS sales decreased 8%.

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

Gross Profit

Gross profit for the D&FIS segment was $2,864 million for 2003 as compared with $3,219 million for 2002, representing a decrease of $355 million or 11%.  The gross profit margin was 31.0% in the current year as compared with 35.8% in the prior year.  The 4.8 percentage point decrease was primarily attributable to decreases in price/mix that impacted gross profit margins by approximately 6.3 percentage points, partially offset by manufacturing cost improvements and favorable exchange, which impacted gross margins by approximately 0.5 and 1.1 percentage points, respectively.  The decrease in price/mix was primarily due to the impact of digital substitution, resulting in a decrease in sales of higher margin traditional products, the impact of which was only partially offset by increased sales of lower margin digital products.

Selling, General and Administrative Expenses

SG&A expenses for the D&FIS segment were $1,967 million for 2003 as compared with $1,935 million for 2002, representing an increase of $32 million or 2%.  The net increase in SG&A spending is primarily attributable to unfavorable exchange of $96 million and an increase in the benefit rate, partially offset by cost savings realized from position eliminations associated with ongoing focused cost reduction programs.  As a percentage of sales, SG&A expense remained constant at 21% for both years.

Research and Development Costs

R&D costs for the D&FIS segment decreased $32 million or 6% from $513 million in 2002 to $481 million in 2003.  As a percentage of sales, R&D costs decreased slightly from 6% in 2002 to 5% in 2003.  The decrease in R&D was primarily due to cost savings realized from position eliminations associated with ongoing focused cost reduction programs.  These cost savings were partially offset by $21 million of write-offs for purchased in-process R&D associated with an acquisition made in 2003.

Earnings (Losses) From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

Earnings from continuing operations before interest, other income (charges), net, and income taxes for the D&FIS segment decreased $355 million, or 46%, from $771 million in 2002 to $416 million in 2003, primarily as a result of the factors described above.

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

Worldwide Revenues

Net worldwide sales for the Health segment were $2,431 million for 2003 as compared with $2,274 million for 2002, representing an increase of $157 million, or 7% as reported, or an increase of 2% excluding the favorable impact of exchange.  The increase in sales was comprised of: (1) an increase from favorable exchange of approximately 5.4 percentage points, (2) the acquisition of PracticeWorks Inc. in October 2003, which accounted for approximately 2.1 percentage points of the sales increase as it contributed $48 million to 2003 sales of dental systems, and (3) an increase in volume of approximately 2.9 percentage points, driven primarily by volume increases in digital products.  These increases were partially offset by declines in price/mix of approximately 3.3 percentage points, which were related to both digital and traditional products.

Net sales in the U.S. were $1,061 million for 2003 as compared with $1,088 for 2002, representing a decrease of $27 million, or 2%.  Net sales outside the U.S. were $1,370 million for 2003 as compared with $1,186 million for 2002, representing an increase of $184 million, or 16% as reported, or an increase of 5% excluding the favorable impact of exchange.

Digital Strategic Product Groups’ Revenues

Health segment digital sales, which include laser printers (DryView imagers and wet laser printers), digital media (DryView and wet laser media), digital capture equipment (computed radiography capture equipment and digital radiography equipment), services, dental practice management software, and Healthcare Information Systems (HCIS) including Picture Archiving and Communications Systems (PACS), were $1,438 million for 2003 compared with $1,269 million for 2002, representing an increase of $169 million or 13%.  The increase in digital product sales was primarily attributable to favorable exchange, higher volumes of digital media, digital capture equipment and services, and the PracticeWorks acquisition.  Service revenues increased due to an increase in digital equipment service contracts during 2003 as compared with 2002.  These increases were partially offset by declines in price/mix for digital media and digital capture equipment.

Traditional Strategic Product Groups’ Revenues

Health segment traditional products, including analog film, equipment, chemistry and services, were $993 million for 2003 compared with $1,005 million for 2002, representing a decrease of $12 million or 1%, reflecting declines in volume and negative price/mix almost entirely offset by favorable exchange.

Gross Profit

Gross profit for the Health segment was $1,045 million for 2003 as compared with $930 million for 2002, representing an increase of $115 million, or 12%.  The gross profit margin was 43.0% in 2003 as compared with 40.9% in 2002.  The increase in the gross profit margin of 2.1 percentage points was primarily attributable to: (1) a decrease in manufacturing cost, which increased gross profit margins by approximately 3.1 percentage points, primarily due to favorable media and equipment manufacturing cost led by DryView digital media and digital capture equipment, complemented by lower service costs, (2) favorable exchange, which contributed approximately 1.1 percentage points to the gross profit margin, and (3) the acquisition of PracticeWorks in the fourth quarter of 2003, which increased gross profit margins by approximately 0.4 percentage points for the current year.  These increases were partially offset by decreases attributable to price/mix, which negatively impacted gross profit margins by 2.5 percentage points due to lower prices for digital media, digital capture equipment and analog medical film.

Selling, General and Administrative Expenses

SG&A expenses for the Health segment increased $44 million, or 13%, from $347 million for 2002 to $391 million for 2003.  As a percentage of sales, SG&A expenses increased from 15% for 2002 to 16% for 2003.  The increase in SG&A expenses is primarily due to the acquisition of PracticeWorks, which had $21 million of SG&A expenses in 2003, an increase in the benefit rate, and the unfavorable impact of exchange, which accounted for $16 million of the increase.

Research and Development Costs

R&D costs for the Health segment increased $26 million, or 17%, from $152 million in 2002 to $178 million in 2003.  As a percentage of sales, R&D costs remained unchanged at 7% in both years.  The increase was primarily due to $12 million of R&D costs associated with the acquisition of PracticeWorks, $10 million of which was a one-time write-off of purchased in-process R&D.  The remainder of the increase was due to increased spending to drive growth in selected areas of the product portfolio.

Earnings (Losses) From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

Earnings from continuing operations before interest, other income (charges), net, and income taxes for the Health segment increased $45 million, or 10%, from $431 million for 2002 to $476 million for 2003 due primarily to the reasons described above.

COMMERCIAL IMAGING

Worldwide Revenues

Net worldwide sales for the Commercial Imaging segment remained constant at $791 million for both 2003 and 2002, or a decrease of 6% excluding the favorable impact of exchange.  Favorable exchange and price/mix, which contributed approximately 6.1 and 0.3 percentage points, respectively, to 2003 sales was entirely offset by decreases due to volume of approximately 6.4 percentage points, primarily driven by declines in document imaging products and services.

Net sales in the U.S. were $334 million for 2003 as compared with $366 million for 2002, representing a decrease of $32 million, or 9%.  Net sales outside the U.S. were $457 million in 2003 as compared with $425 million in 2002, representing an increase of $32 million, or 8%, or a decrease of 4% excluding the favorable impact of exchange.

Digital and Traditional Strategic Product Groups’ Revenues

Commercial Imaging segment digital product sales remained constant at $367 million for both 2003 and 2002.  Segment traditional product sales were constant at  $424 million for both 2003 and 2002.

Gross Profit

Gross profit for the Commercial Imaging segment for 2003 decreased $15 million, or 5%, from $282 million for 2002 to $267 million for 2003.  The gross profit margin was 33.8% for 2003 as compared with 35.7% for 2002.  The decrease in the gross profit margin of 1.9 percentage points was attributable to an increase in manufacturing cost, which negatively impacted gross profit margins by approximately 2.2 percentage points, partially offset by exchange, which favorably impacted gross profit margins by 0.5 percentage points.

Selling, General and Administrative Expenses

SG&A expenses for the Commercial Imaging segment increased $1 million, or 1%, from $134 million for 2002 to $135 million for 2003.  As a percentage of sales, SG&A expenses also remained constant at 17% for both years.

Research and Development Costs

R&D costs for the Commercial Imaging segment decreased $7 million, or 23%, from $30 million for 2002 to $23 million for 2003.  As a percentage of sales, R&D costs decreased from 4% in 2002 to 3% in 2003.

Earnings (Losses) From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

Earnings from continuing operations before interest, other income (charges), net, and income taxes for the Commercial Imaging segment decreased $9 million, or 8%, from $118 million in 2002 to $109 million in 2003.  The decrease in earnings from operations is primarily attributable to the reasons outlined above.

GRAPHIC COMMUNICATIONS

Worldwide Revenues

Net worldwide sales for the Graphic Communications segment were $346 million for 2003 as compared with $402 million for 2002, representing a decrease of $56 million, or 14% as reported, with no impact from exchange.  The decrease in net sales was due to: (1) declines in volume of approximately 9.4 percentage points, which was primarily attributable to graphics products, and (2) declines due to price/mix of approximately 5.2 percentage points, which was also driven by graphics products.

Net sales in the U.S. were $156 million for 2003 as compared with $174 million for 2002, representing a decrease of $18 million, or 10%.  Net sales outside the U.S. were $190 million for 2003 as compared with $228 million for 2002, representing a decrease of $38 million, or 17%, with no impact from exchange.

Digital and Traditional Strategic Product Groups’ Revenues

Graphic Communications segment 2003 and 2002 digital product sales are comprised of Encad, Inc. products and services.  Segment traditional product sales are limited to the sales of traditional graphics products to the KPG joint venture.

Net worldwide sales of graphic arts products to Kodak Polychrome Graphics (KPG), an unconsolidated joint venture affiliate in which the Company has a 50% ownership interest, decreased 14% in 2003 as compared with 2002, reflecting declines in both volume and price/mix in graphic arts film.  This reduction was primarily due to the effects of digital substitution.

Gross Profit

Gross profit for the Graphic Communications segment for 2003 decreased $38 million, or 44%, from $87 million for 2002 to $49 million for 2003.  The gross profit margin was 14.2% for 2003 as compared with 21.6% for 2002.  The decrease in the gross profit margin of 7.4 percentage points was attributable to: (1) declines attributable to price/mix, which reduced gross profit margins by approximately 4.2 percentage points primarily due to declining contributions from traditional graphic arts products for the reasons outlined above, (2) unfavorable exchange, which negatively impacted gross profit margins by 2.8 percentage points, and (3) an increase in manufacturing cost, which negatively impacted gross profit margins by approximately 0.9 percentage points.

Selling, General and Administrative Expenses

SG&A expenses for the Graphic Communications segment remained constant at $37 million for both 2003 and 2002.  As a percentage of sales, SG&A expenses increased from 9% for 2002 to 11% for 2003, primarily due to the impact of unfavorable exchange and an increase in the benefit rate.

Research and Development Costs

R&D costs for the Graphic Communications segment decreased $6 million, or 21%, from $29 million for 2002 to $23 million for 2003.  As a percentage of sales, R&D costs remained constant at 7% for both years.

Earnings (Losses) From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

Earnings or losses from continuing operations before interest, other income (charges), net, and income taxes for the Graphic Communications segment decreased $32 million, or 152%, from earnings of $21 million in 2002 to losses of $11 million in 2003.  The decrease in earnings from operations is primarily attributable to the reasons outlined above.

KPG’s earnings performance continued to improve driven primarily by its world-leading position in the growth segments of digital proofing and digital printing plates, coupled with favorable foreign exchange.  The Company’s equity in the earnings of KPG contributed positive results to other income (charges), net during 2003.

NexPress, the unconsolidated joint venture between Kodak and Heidelberg in which the Company had a 50% ownership interest, continued to increase unit placements of the NexPress 2100 Digital Production Color Press despite a weak printing market, with good customer acceptance.

ALL OTHER

Worldwide Revenues

Net worldwide sales for All Other were $93 million for 2003 as compared with $80 million for 2002, representing an increase of $13 million, or 16%.  Net sales in the U.S. were $42 million in 2003 as compared with $45 million for 2002, representing a decrease of $3 million, or 7%.   Net sales outside the U.S. were $51 million in 2003 as compared with $35 million in 2002, representing an increase of $16 million, or 46%.

Losses From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

Losses from continuing operations before interest, other income (charges), net, and income taxes for All Other increased $50 million from a loss of $27 million in 2002 to a loss of $77 million in 2003.  Increased levels of investment for the Company’s display business primarily drove the increase in the loss from operations.

RESULTS OF OPERATIONS – DISCONTINUED OPERATIONS

On February 9, 2004, the Company announced its intent to sell the assets and business of the Remote Sensing Systems operation, including the stock of Kodak’s wholly owned subsidiary, Research Systems, Inc., collectively known as RSS, to ITT Industries for $725 million in cash.  RSS, a leading provider of specialized imaging solutions to the aerospace and defense community, was previously presented as part of the Company’s commercial & government systems’ operation within the Commercial Imaging segment.  Its customers include NASA, other U.S. government agencies, and aerospace and defense companies.

Earnings from discontinued operations, net of income taxes, for 2003 were $64 million, or $.22 per basic and diluted share, as compared with earnings from discontinued operations, net of income taxes, for 2002 of $9 million, or $.03 per basic and diluted share.  The 2003 earnings from discontinued operations, net of income taxes, primarily reflects net of tax earnings of $40 million related to the operations of RSS, and net of tax earnings of $27 million primarily related to reversals of tax and environmental reserves as described below.

During the first quarter of 2003, the Company reversed a tax reserve of $15 million through discontinued operations.  The reversal of the tax reserve was triggered by the Company’s repurchase of certain properties that were initially sold in connection with the 1994 divestiture of Sterling Winthrop Inc., which represented a portion of the Company’s non-imaging health businesses.  The repurchase of these properties will allow the Company to directly manage the environmental remediation that the Company is required to perform in connection with those properties, which will result in better overall cost control.  In addition, the repurchase eliminated the uncertainty regarding the recoverability of tax benefits associated with the indemnification payments that were previously being made to the purchaser.

During the fourth quarter of 2003, the Company recorded a net of tax credit of $7 million through discontinued operations for the reversal of an environmental reserve, which was primarily attributable to positive developments in the Company’s remediation efforts relating to a formerly owned manufacturing site in the U.S.  In addition, during the fourth quarter of 2003, the Company reversed state income tax reserves of $3 million, net of tax, through discontinued operations due to the favorable outcome of tax audits in connection with a formerly owned business.

The earnings from discontinued operations, net of income taxes, of $9 million for 2002 reflects net of tax earnings of $32 million related to the operations of RSS, and net of tax earnings of $12 million related to the favorable outcome of litigation associated with the 1994 sale of Sterling Winthrop Inc.  These earnings were partially offset by losses incurred from the shutdown of Kodak Global Imaging, Inc. (KGII), which amounted to $35 million net of tax.

NET EARNINGS

Net earnings for 2003 were $253 million, or $.88 per basic and diluted share, as compared with net earnings for 2002 of $770 million, or $2.64 per basic and diluted share, representing a decrease of $517 million, or 67%.  This decrease is primarily attributable to the reasons outlined above.

SUMMARY

(in millions, except per share data)	2004	Change	2003	Change	2002

	(Restated)
Net sales from continuing operations	$13,517	+ 5%	$12,909	+ 3%	$12,549
(Loss) earnings from continuing operations before interest, other income (charges), net, and income taxes	(87)	-129	302	- 74	1,168
Earnings from continuing operations	81	-57	189	- 75	761
Earnings from discontinued operations	475	+642	64	+611	9
Net earnings	556	+120	253	- 67	770
Basic earnings per share:
Continuing operations	.28	-58.66		- 74	2.61
Discontinued operations	1.66	+655	.22	+600	.03
Total	1.94	+120	.88	- 66	2.64
Diluted earnings per share:
Continuing operations	.28	-58.66		- 74	2.61
Discontinued operations	1.66	+655	.22	+600	.03
Total	1.94	+120	.88	- 66	2.64

The Company’s results as noted above include certain one-time items, such as charges associated with focused cost reductions and other special charges.  These one-time items, which are described below, should be considered to better understand the Company’s results of operations that were generated from normal operational activities.

2004

The Company’s results from continuing operations for the year included the following:

Charges of $889 million ($620 million after tax) related to focused cost reductions implemented primarily under the Third Quarter, 2003 Restructuring Program and 2004-2006 Restructuring Program.  See further discussion in the Restructuring Costs and Other section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and Note 16, “Restructuring Costs and Other.”

Charges of $12 million ($7 million after tax), including $2 million ($1 million after tax) for inventory write-downs and $10 million ($6 million after tax) for the write-off of fixed assets related to Kodak’s historical ownership interest in the NexPress joint venture in connection with the acquisition of the NexPress-related entities incurred in the second and fourth quarters.

Charges of $15 million ($10 million after tax) related to purchased in-process R&D incurred in the first and third quarters.

Charges of $6 million ($4 million after tax) related to a legal settlement.

Other income of $101 million ($63 million after tax) related to two favorable legal settlements.

Income tax charges of $31 million related to valuation allowances for restructuring related deferred tax assets.

2003

The Company’s results from continuing operations for the year included the following:

Charges of $552 million ($396 million after tax) related to focused cost reductions implemented primarily under the First Quarter, 2003 Restructuring Program and the Third Quarter, 2003 Restructuring Program.  See further discussion in the Restructuring Costs and Other section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and Note 16, “Restructuring Costs and Other.”

Charges of $16 million ($10 million after tax) related to venture investment impairments and other asset write-offs incurred in the second and fourth quarters.  See MD&A and Note 7, “Investments,” for further discussion of venture investment impairments.

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

2002

The Company’s results from continuing operations for the year included the following:

Charges of $114 million ($80 million after tax) related to focused cost reductions implemented in the third and fourth quarters.  See further discussion in the Restructuring Costs and Other section of MD&A and Note 16, “Restructuring Costs and Other.”

Charges of $50 million ($34 million after tax) related to venture investment impairments and other asset write-offs incurred in the second, third and fourth quarters.  See MD&A and Note 7, “Investments,” for further discussion of venture investment impairments.

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

Restructuring Programs Summary

The activity in the accrued restructuring balances and the non-cash charges incurred in relation to all of the restructuring programs described below was as follows for fiscal 2004:

(in millions)	Balance Dec. 31, 2003	Costs Incurred	Reversals	Cash Payments	Non- cash Settlements	Other Adjustments and Reclasses (1)	Balance Dec. 31, 2004

2004-2006 Program:
Severance reserve	$—	$418	$(6)	$(169)	$—	$24	$267
Exit costs reserve	—	99	(1)	(47)	—	(15)	36

Total reserve	$—	$517	$(7)	$(216)	$—	$9	$303

Long-lived asset impairments and inventory write-downs	$—	$157	$—	$—	$(157)	$—	$—
Accelerated depreciation	—	152	—	—	(152)	—	—
Q3 2003 Program:
Severance reserve	$180	$45	$(4)	$(208)	$—	$17	$30
Exit costs reserve	12	7	(3)	(14)	—	—	2

Total reserve	$192	$52	$(7)	$(222)	$—	$17	$32

Long-lived asset impairments and inventory write-downs	$—	$6	$—	$—	$(6)	$—	$—
Accelerated depreciation	$—	$24	$—	$—	$(24)	$—	$—
Q1 2003 Program:
Severance reserve	$23	$—	$(1)	$(15)	$—	$—	$7
Exit costs reserve	4	—	—	(4)	—	—	—

Total reserve	$27	$—	$(1)	$(19)	$—	$—	$7

Accelerated depreciation	$—	$7	$—	$—	$(7)	$—	$—
Phogenix Program:
Exit costs reserve	$9	$—	$(6)	$(3)	$—	$—	$—

Q4 2002 Program:
Severance reserve	$12	$—	$—	$(11)	$—	$—	$1
Exit costs reserve	8	1	(4)	(3)	—	—	2

Total reserve	$20	$1	$(4)	$(14)	$—	$—	$3

2001 Programs:
Severance reserve	$6	$—	$—	$(4)	$—	$—	$2
Exit costs reserve	13	—	(2)	(3)	—	—	8

Total reserve	$19	$—	$(2)	$(7)	$—	$—	$10

Total of all restructuring programs	$267	$916	$(27)	$(481)	$(346)	$26	$355

(1)

The Other Adjustments and Reclasses column of the table above includes reclassifications to Other long-term assets, Postretirement liabilities and Other long-term liabilities in the Consolidated Statement of Financial Position.  It also includes foreign currency translation adjustments of $19 million which are reflected in the Consolidated Statement of Earnings.

The costs incurred, net of reversals, which total $889 million for the year ended December 31, 2004, include $183 million and $21 million of charges related to accelerated depreciation and inventory write-downs, respectively, which were reported in cost of goods sold in the accompanying Consolidated Statement of Earnings for the year ended December 31, 2004.  The remaining costs incurred, net of reversals, of $685 million, were reported as restructuring costs and other in the accompanying Consolidated Statement of Earnings for the year ended December 31, 2004.  The severance costs and exit costs require the outlay of cash, while long-lived asset impairments, accelerated depreciation and inventory write-downs represent non-cash items.

2004-2006 Restructuring Program

In addition to completing the remaining initiatives under the Third Quarter, 2003 Restructuring Program, the Company announced on January 22, 2004 that it planned to develop and execute a comprehensive cost reduction program throughout the 2004 to 2006 timeframe.  The objective of these actions is to achieve a business model appropriate for the Company’s traditional businesses, and to sharpen the Company’s competitiveness in digital markets.  As a result of the actions, the Company expects cost savings in the range of $800 million to $1 billion for full year 2007.

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

The Company implemented certain actions under this program during 2004.  As a result of these actions, the Company recorded charges of $674 million in 2004, which was composed of severance, long-lived asset impairments, exit costs and inventory write-downs of $418 million, $138 million, $99 million and $19 million, respectively.  The severance costs related to the elimination of approximately 9,625 positions, including approximately 4,700 photofinishing, 3,575 manufacturing, 425 research and development and 925 administrative positions.  The geographic composition of the positions to be eliminated includes approximately 5,075 in the United States and Canada and 4,550 throughout the rest of the world.  The reduction of the 9,625 positions and the $517 million charges for severance and exit costs are reflected in the 2004-2006 Restructuring Program table below.  The $138 million charge for long-lived asset impairments was included in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the year ended December 31, 2004.  The charges taken for inventory write-downs of $19 million were reported in cost of goods sold in the accompanying Consolidated Statement of Earnings for the year ended December 31, 2004.

The following table summarizes the activity with respect to the charges recorded in connection with the focused cost reduction actions that the Company has committed to under the 2004-2006 Restructuring Program and the remaining balances in the related reserves at December 31, 2004:

(dollars in millions)	Number of Employees	Severance Reserve	Exit Costs Reserve	Total	Long-lived Asset Impairments and Inventory Write-downs	Accelerated Depreciation

Q1, 2004 charges	—	$—	$—	$—	$1	$2
Q1, 2004 utilization	—	—	—	—	(1)	(2)

Balance at 3/31/04	—	—	—	—	—	—
Q2, 2004 charges	2,700	98	17	115	28	23
Q2, 2004 utilization	(800)	(12)	(11)	(23)	(28)	(23)
Q2, 2004 other adj. & reclasses	—	(2)	—	(2)	—	—

Balance at 6/30/04	1,900	84	6	90	—	—
Q3, 2004 charges	3,200	186	20	206	27	31
Q3, 2004 reversal	—	—	(1)	(1)	—	—
Q3, 2004 utilization	(2,075)	(32)	(14)	(46)	(27)	(31)
Q3, 2004 other adj. & reclasses	—	—	(5)	(5)	—	—

Balance at 9/30/04	3,025	238	6	244	—	—
Q4, 2004 charges	3,725	134	62	196	101	96
Q4, 2004 reversal	—	(6)	—	(6)	—	—
Q4, 2004 utilization	(2,300)	(125)	(22)	(147)	(101)	(96)
Q4, 2004 other adj. & reclasses	—	26	(10)	16	—	—

Balance at 12/31/04	4,450	$267	$36	$303	$—	$—

The severance charges of $418 million and the exit costs of $99 million were reported in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the year ended December 31, 2004.  Included in the $418 million charge taken for severance costs was a net curtailment gain of $6 million.  This net curtailment gain is disclosed in Note 17, “Retirement Plans” and Note 18, “Other Postretirement Benefits.”  Included in the $99 million charge taken for exit costs was a $16 million charge for environmental remediation associated with the closures of the manufacturing facility in Coburg, Australia and Toronto, Canada, and the closure of a Qualex wholesale photofinishing lab in the U.S.  The liability related to this charge is disclosed in Note 11, “Commitments and Contingencies” under “Environmental.”  During 2004, the Company made $169 million of severance payments and $47 million of exit cost payments related to the 2004-2006 Restructuring Program.  In the fourth quarter of 2004, the Company reversed $6 million of severance reserves, as severance payments were less than originally estimated.  The $1 million exit costs reserve reversal recorded in the third quarter of 2004 resulted from the settlement of a lease obligation for an amount that was less than originally estimated.  These reserve reversals were included in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the year ended December 31, 2004.  As a result of the initiatives already implemented under the 2004-2006 Restructuring Program, severance payments will be paid during periods through 2007 since, in many instances, the employees whose positions were eliminated can elect or are required to receive their payments over an extended period of time.  Most exit costs were paid during 2004.  However, certain costs, such as long-term lease payments, will be paid over periods after 2004.

As a result of initiatives implemented under the 2004-2006 Restructuring Program, the Company recorded $152 million of accelerated depreciation on long-lived assets in cost of goods sold in the accompanying Consolidated Statement of Earnings for the year ended December 31, 2004.  The accelerated depreciation relates to long-lived assets accounted for under the held and used model of SFAS No. 144.  The year-to-date amount of $152 million relates to $49 million of photofinishing facilities and equipment, $102 million of manufacturing facilities and equipment, and $1 million of administrative facilities and equipment that will be used until their abandonment.  The Company will record approximately $142 million of additional accelerated depreciation in 2005 related to the initiatives implemented in 2004.  Additional amounts of accelerated depreciation may be recorded in 2005 and 2006 as the Company continues to execute its 2004-2006 Restructuring Program.

The charges of $826 million recorded in 2004 included $435 million applicable to the D&FIS segment, $8 million applicable to the Health segment, $5 million applicable to the Graphic Communications segment and $2 million applicable to the Commercial Imaging segment.  The balance of $376 million was applicable to manufacturing, research and development, and administrative functions, which are shared across all segments.

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

The Company implemented certain actions under this Program during 2004.  As a result of these actions, the Company recorded charges of $58 million in 2004, which was composed of severance, exit costs, long-lived asset impairments and inventory write-downs of $45 million, $7 million, $4 million and $2 million, respectively.  The severance costs related to the elimination of approximately 2,000 positions, including approximately 850 photofinishing positions, 775 manufacturing positions and 375 administrative positions.  The geographic composition of the positions to be eliminated includes approximately 1,100 in the United States and Canada and 900 throughout the rest of the world.  The reduction of the 2,000 positions and the $52 million charges for severance and exit costs are reflected in the Third Quarter, 2003 Restructuring Program table below.  The $4 million charge for long-lived asset impairments was included in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the year ended December 31, 2004.  The charges taken for inventory write-downs of $2 million were reported in cost of goods sold in the accompanying Consolidated Statement of Earnings for the year ended December 31, 2004.

The following table summarizes the activity with respect to the charges recorded in connection with the focused cost reduction actions that the Company has committed to under the Third Quarter, 2003 Restructuring Program and the remaining balances in the related reserves at December 31, 2004:

(dollars in millions)	Number of Employees	Severance Reserve	Exit Costs Reserve	Total	Long-lived Asset Impairments and Inventory Write-downs	Accelerated Depreciation

Q3, 2003 charges	1,700	$123	$—	$123	$1	$14
Q3, 2003 utilization	(100)	(3)	—	(3)	(1)	(14)

Balance at 9/30/03	1,600	120	—	120	—	—
Q4, 2003 charges	2,150	103	40	143	109	7
Q4, 2003 utilization	(2,025)	(48)	(28)	(76)	(109)	(7)
Q4, 2003 other adj. & reclasses	—	5	—	5	—	—

Balance at 12/31/03	1,725	180	12	192	—	—
Q1, 2004 charges	2,000	44	7	51	6	14
Q1, 2004 utilization	(2,075)	(76)	(5)	(81)	(6)	(14)
Q1, 2004 other adj. & reclasses	—	18	—	18	—	—

Balance at 3/31/04	1,650	166	14	180	—	—
Q2, 2004 charges	—	—	—	—	—	6
Q2, 2004 reversal	—	(2)	(2)	(4)	—	—
Q2, 2004 utilization	(1,375)	(62)	(2)	(64)	—	(6)

Balance at 6/30/04	275	102	10	112	—	—
Q3, 2004 charges	—	—	—	—	—	3
Q3, 2004 reversal	—	(2)	—	(2)	—	—
Q3, 2004 utilization	(225)	(42)	(2)	(44)	—	(3)

Balance at 9/30/04	50	58	8	66	—	—
Q4, 2004 charges	—	1	—	1	—	1
Q4, 2004 reversal	—	—	(1)	(1)	—	—
Q4, 2004 utilization	(25)	(28)	(5)	(33)	—	(1)
Q4, 2004 other adj. & reclasses	—	(1)	—	(1)	—	—

	25	$30	$2	$32	$—	$—

The severance charges of $45 million and the exit costs of $7 million were reported in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the year ended December 31, 2004.  Included in the $45 million charge taken for severance costs was a net curtailment gain of $17 million.  The net curtailment gain is disclosed in Note 17, “Retirement Plans” and Note 18, “Other Postretirement Benefits.”  During 2004, the Company made $208 million of severance payments and $14 million of exit costs payments related to the Third Quarter, 2003 Restructuring Program.  In addition, the Company reversed $4 million of severance reserves and $3 million of exit costs reserves during 2004.  The severance reserve reversals were recorded, as severance payments were less than originally estimated.  The $2 million exit costs reserve reversal recorded during the second quarter of 2004 resulted from the Company settling a lease obligation for an amount that was less than originally estimated.  The additional $1 million of exit costs reserves reversed in the fourth quarter of 2004 resulted from the Company settling certain exit cost obligations for an amount that was less than originally estimated.  The severance and exit costs reserve reversals were included in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the year ended December 31, 2004.  The remaining severance payments relating to initiatives already implemented under the Third Quarter, 2003 Restructuring Program will be paid during 2005 since, in many instances, the employees whose positions were eliminated can elect or are required to receive their severance payments over an extended period of time.  Most exit costs were paid during 2004.  However, certain costs, such as long-term lease payments, will be paid over periods after 2004.

As a result of initiatives implemented under the Third Quarter, 2003 Restructuring Program, the Company recorded $24 million of accelerated depreciation on long-lived assets in cost of goods sold in the accompanying Consolidated Statement of Earnings for the year ended December 31, 2004.  The accelerated depreciation relates to long-lived assets accounted for under the held and used model of SFAS No. 144.  The year-to-date amount of $24 million relates to $17 million of manufacturing facilities and equipment and $7 million of photofinishing facilities and equipment that will be used until their abandonment.

The year-to-date charges of $82 million included $45 million applicable to the D&FIS segment, $6 million applicable to the Health segment and $1 million applicable to the Commercial Imaging segment.  The balance of $30 million was applicable to manufacturing, research and development, and administrative functions, which are shared across segments.  The program-to-date charges of $479 million included $253 million applicable to the D&FIS segment, $26 million applicable to the Health segment and $10 million applicable to the Commercial Imaging segment.  The balance of $190 million was applicable to manufacturing, research and development, and administrative functions, which are shared across segments.

As of the end of the first quarter of 2004, the Company had committed to all of the initiatives originally contemplated under the Third Quarter, 2003 Restructuring Program.  The Company committed to the elimination of a total of 5,850 positions under the Third Quarter, 2003 Restructuring Program.  The remaining 25 positions to be eliminated under the Third Quarter, 2003 Restructuring Program are expected to be completed during 2005.  The Company’s expected cost savings as a result of all actions contemplated under the Third Quarter, 2003 Restructuring Program were approximately $275 million in 2004, with annual savings of $325 million to $350 million expected thereafter.

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

The following table summarizes the activity with respect to the charges recorded in connection with the focused cost reduction actions that the Company has committed to under the First Quarter, 2003 Restructuring Program and the remaining balances in the related reserves at December 31, 2004:

(dollars in millions)	Number of Employees	Severance Reserve	Exit Costs Reserve	Total	Long-lived Asset Impairments and Inventory Write-downs	Accelerated Depreciation

Q1, 2003 charges	425	$31	$—	$31	$—	$—
Q1, 2003 utilization	(150)	(2)	—	(2)	—	—

Balance at 3/31/03	275	29	—	29	—	—
Q2, 2003 charges	500	17	4	21	5	—
Q2, 2003 utilization	(500)	(13)	—	(13)	(5)	—

Balance at 6/30/03	275	33	4	37	—	—
Q3, 2003 charges	925	19	4	23	1	16
Q3, 2003 utilization	(400)	(12)	(1)	(13)	(1)	(16)

Balance at 9/30/03	800	40	7	47	—	—
Q4, 2003 charges	—	—	—	—	—	8
Q4, 2003 utilization	(625)	(17)	(3)	(20)	—	(8)

Balance at 12/31/03	175	23	4	27	—	—
Q1, 2004 charges	—	—	—	—	—	6
Q1, 2004 reversal	—	(1)	—	(1)	—	—
Q1, 2004 utilization	(150)	(11)	(3)	(14)	—	(6)

Balance at 3/31/04	25	11	1	12	—	—
Q2, 2004 charges	—	—	—	—	—	1
Q2, 2004 utilization	—	(2)	—	(2)	—	(1)

Balance at 6/30/04	25	9	1	10	—	—
Q3, 2004 utilization	(25)	(1)	(1)	(2)	—	—

Balance at 9/30/04	—	8	—	8	—	—
Q4, 2004 utilization	—	(1)	—	(1)	—	—

Balance at 12/31/04	—	$7	$—	$7	$—	$—

During 2004, the Company made severance payments of $15 million and exit cost payments of $4 million related to the First Quarter, 2003 Restructuring Program.  In addition, the Company reversed $1 million of severance reserves during 2004, as severance payments were less than originally estimated.  This reversal was included in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the year ended December 31, 2004.  The remaining severance payments relating to initiatives already implemented under the First Quarter, 2003 Restructuring Program will be paid during 2005 since, in many instances, the employees whose positions were eliminated can elect or are required to receive their severance payments over an extended period of time.

As a result of initiatives implemented under the First Quarter, 2003 Restructuring Program, the Company recorded $7 million of accelerated depreciation on long-lived assets in cost of goods sold in the accompanying Consolidated Statement of Earnings for the year ended December 31, 2004.  The accelerated depreciation relates to long-lived assets accounted for under the held and used model of SFAS No. 144.  The year-to-date amount of $7 million relates to lab equipment used in photofinishing that was used until its abandonment.

The charges of $7 million recorded during 2004 were applicable to the D&FIS segment.  The program-to-date charges of $112 million included $92 million applicable to the D&FIS segment, $4 million applicable to the Commercial Imaging segment and $1 million applicable to the Graphic Communications segment.  The balance of $15 million was applicable to manufacturing and administrative functions, which are shared across all segments.

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

LIQUIDITY AND CAPITAL RESOURCES

2004

The Company believes that its cash flow from operations will be sufficient to cover its working capital and capital investment needs, debt maturities and dividend payments.  The Company’s cash balances and financing arrangements will be used to bridge timing differences between expenditures and cash generated from operations.

The Company’s cash and cash equivalents increased $5 million, from $1,250 million at December 31, 2003 to $1,255 million at December 31, 2004.  The increase resulted primarily from $1,168 million of net cash provided by operating activities.  This was offset by $1,066 million of net cash used in financing activities, and $120 million of net cash used in investing activities.

The net cash provided by operating activities of $1,168 million was mainly attributable to the Company’s net earnings for the year ended December 31, 2004, as adjusted for the earnings from discontinued operations, equity in earnings from unconsolidated affiliates, depreciation, purchased research and development, restructuring costs, asset impairments and other non-cash charges, a benefit from deferred taxes, and a gain on sales of businesses/assets.  This source of cash was partially offset by $481 million of restructuring payments and an increase in receivables of $43 million.  The increase in receivables is primarily attributable to increased sales of digital products.  The net cash used in investing activities from continuing operations of $828 million was utilized primarily for capital expenditures of $460 million and business acquisitions of $369 million.  The net cash used in financing activities of $1,066 million was the result of net reduction of debt of $928 million as well as dividend payments for the year ended December 31, 2004.

The Company maintains $2,373 million in committed bank lines of credit and $753 million in uncommitted bank lines of credit to ensure continued access to short-term borrowing capacity.  On September 5, 2003, the Company filed a shelf registration statement on Form S-3 (the new debt shelf registration) for the issuance of up to $2,000 million of new debt securities.  Pursuant to Rule 429 under the Securities Act of 1933, $650 million of remaining unsold debt securities under a prior shelf registration statement were included in the new debt shelf registration, thus giving the Company the ability to issue up to $2,650 million in public debt.  After issuance of $500 million in notes in October 2003 (referred to below), the remaining availability under the new debt shelf registration is currently at $2,150 million.  These funding alternatives provide the Company with sufficient flexibility and liquidity to meet its working capital and investing needs.  However, the success of future public debt issuances will be dependent on market conditions at the time of such an offering.

The Company’s primary uses of cash include debt maturities, acquisitions, dividend payments, and temporary working capital needs.  The Company has a dividend policy whereby it makes semi-annual payments which, when declared, will be paid on the Company’s 10th business day each July and December to shareholders of record on the close of the first business day of the preceding month.  On May 12, 2004, the Board of Directors declared a dividend of $.25 per share payable to shareholders of record at the close of business on June 1, 2004.  This dividend was paid on July 15, 2004.  On October 19, 2004, the Board of Directors declared a dividend of $.25 per share payable to shareholders of record at the close of business on November 1, 2004.  This dividend was paid on December 14, 2004.

Capital additions were $460 million in the year ended December 31, 2004, with the majority of the spending supporting new products, manufacturing productivity and quality improvements, infrastructure improvements, and ongoing environmental and safety initiatives.  For the full year 2005, the Company expects its capital spending, excluding acquisitions, to be in the range of $575 million to $625 million.

During the year ended December 31, 2004, the Company expended $481 million against the related restructuring reserves, primarily for the payment of severance benefits.  Employees whose positions were eliminated could elect to have their severance benefits paid over a period of up to two years following their date of termination.

The Company has $2,225 million in committed revolving credit facilities, which are available for general corporate purposes including the support of the Company’s commercial paper program.  The credit facilities are comprised of the $1,000 million 364-day committed revolving credit facility (364-Day Facility) expiring in July 2005 and a 5-year committed facility at $1,225 million expiring in July 2006 (5-Year Facility).  If unused, they have a commitment fee of $4.5 million per year at the Company’s current credit rating of Baa3 and BBB- from Moody’s and Standard & Poors (S&P), respectively.  Interest on amounts borrowed under these facilities is calculated at rates based on spreads above certain reference rates and the Company’s credit rating.  Under the 364-Day Facility and 5-Year Facility, there is a quarterly financial covenant that requires the Company to maintain a debt to EBITDA (earnings before interest, income taxes, depreciation and amortization) ratio, on a rolling four-quarter basis, of not greater than 3 to 1.  In the event of violation of the covenant, the facility would not be available for borrowing until the covenant provisions were waived, amended or satisfied.  The Company was in compliance with this covenant at December 31, 2004.  The Company does not anticipate that a violation is likely to occur.  There is no debt outstanding under either facility.  Letters of credit of $103 million have been issued under the Letter of Credit sub facility of the 5-year revolver, which reduces the borrowing availability by a corresponding amount.  In February of 2005, the Company issued additional letters of credit for $31 million under the 5-year revolver. These additional letters of credit support Workers’ Compensation liabilities.

The Company has other committed and uncommitted lines of credit at December 31, 2004 totaling $148 million and $753 million, respectively.  These lines primarily support borrowing needs of the Company’s subsidiaries, which include term loans, overdraft coverage, letters of credit and revolving credit lines.  Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market conditions.  Total outstanding borrowings against these other committed and uncommitted lines of credit at December 31, 2004 were $53 million and $47 million, respectively.  These outstanding borrowings are reflected in the short-term borrowings in the accompanying Consolidated Statement of Financial Position at December 31, 2004.

At December 31, 2004, the Company had no commercial paper outstanding.  To provide additional financing flexibility, the Company has an accounts receivable securitization program, which was renewed in March 2004 at a maximum borrowing level of $200 million.  At December 31, 2004, the Company had no amounts outstanding under this program.

As part of the Company’s plan to reduce debt, on July 27, 2004, the Company elected to redeem on September 1, 2004, all of its outstanding 9.5% term notes due June 15, 2008, at a redemption price of 112.9375% of the principal amount of $34 million.  The Company recorded a loss on the early extinguishment of debt, the amount of which was not material.

On October 10, 2003, the Company completed the offering and sale of $500 million aggregate principal amount of Senior Notes due 2013 (the Notes), which was made pursuant to the Company’s new debt shelf registration.  The remaining unused balance under the Company’s new debt shelf is $2,150 million.  Concurrent with the offering and sale of the Notes, on October 10, 2003, the Company completed the private placement of $575 million aggregate principal amount of Convertible Senior Notes due 2033 (the Convertible Securities) to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933.  Interest on the Convertible Securities will accrue at the rate of 3.375% per annum and is payable semiannually.  The Convertible Securities are unsecured and rank equally with all of the Company’s other unsecured and unsubordinated indebtedness.  As a condition of the private placement, on January 6, 2004 the Company filed a shelf registration statement under the Securities Act of 1933 relating to the resale of the Convertible Securities and the common stock to be issued upon conversion of the Convertible Securities pursuant to a registration rights agreement, and made this shelf registration statement effective on February 6, 2004.

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

The holders have the right to require the Company to purchase their Convertible Securities for cash at a purchase price equal to 100% of the principal amount of the Convertible Securities plus any accrued and unpaid interest on October 15, 2010, October 15, 2013, October 15, 2018, October 15, 2023 and October 15, 2028, or upon a fundamental change as described in the offering memorandum filed under Rule 144A in conjunction with the private placement of the Convertible Securities.  As of December 31, 2004, the Company has reserved 18,536,447 shares in treasury stock to cover potential future conversions of these Convertible Securities into common stock.

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

In November 2004, the Emerging Issues Task Force finalized the consensus in Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (EITF 04-8).  EITF 04-8 requires that contingent convertible instruments be included in diluted earnings per share regardless of whether a market price trigger or other contingent feature has been met.  EITF 04-8 is effective for reporting periods ending after December 15, 2004 and requires restatement of prior periods.  See Note 1, “Significant Accounting Policies,” “Earnings Per Share” for further discussion.

Long-term debt and related maturities and interest rates were as follows at December 31, 2004 and 2003 (in millions):

			2004		2003

Country	Type	Maturity	Weighted- Average Interest Rate	Amount OutStanding	Weighted- Average Interest Rate	Amount OutStanding

U.S.	Medium-term	2004	—	$—	1.72%*	$200
U.S.	Medium-term	2005	2.84%*	100	1.73%*	100
U.S.	Medium-term	2005	7.25%	200	7.25%	200
U.S.	Medium-term	2006	6.38%	500	6.38%	500
U.S.	Medium-term	2008	3.63%	249	3.63%	249
U.S.	Term note	2008	—	—	9.50%	34
U.S.	Term note	2013	7.25%	500	7.25%	500
U.S.	Term note	2018	9.95%	3	9.95%	3
U.S.	Term note	2021	9.20%	10	9.20%	10
U.S.	Convertible	2033	3.38%	575	3.38%	575
China	Bank loans	2004	—	—	5.50%	225
China	Bank loans	2005	5.45%	88	5.45%	106
Qualex	Notes	2004-2010	5.08%	20	5.53%	49
Other				7		8

				2,252		2,759
Current portion of long-term debt				(400)		(457)

Long-term debt, net of current portion				$1,852		$2,302

* Represents debt with a variable interest rate.

The Company’s debt ratings from each of the two major rating agencies did not change during the year ended December 31, 2004.  Moody’s and Standard & Poors (S&P) ratings for the Company’s long-term debt (L/T) and short-term debt (S/T), including their outlooks, as of December 31, 2004 were as follows:

	L/T	S/T	Outlook

Moody’s	Baa3	P-3	Negative
S&P	BBB-	A-3	Negative

On January 31, 2005, Moody’s placed its Baa3 long-term and P-3 short-term credit ratings on Kodak on review for possible downgrade, prompted by the Company’s announcement of its intention to acquire Creo Inc.  Moody’s met with the Company in March 2005 and is still in the process of completing their credit review, which may include a revision to their ratings for the Company.

On October 21, 2004, S&P placed its BBB- long-term and A-3 short-term credit ratings on Kodak on CreditWatch with negative implications.  This reflects S&P’s heightened concern about the Company’s profit outlook given the rapid decline of the Company’s traditional photography sales and an uncertain near-term profit potential for the consumer digital and graphic communications businesses and the impact of the Company’s unfunded postretirement obligations.  S&P met with the Company in March 2005 and is still in the process of completing their credit review, which may include a revision to their ratings for the Company.

The Company no longer retains Fitch Ratings to provide credit ratings on the Company’s debt.  Subsequently, on February 1, 2005, Fitch Ratings downgraded the Company’s ratings to BB+ for long-term debt and withdrew their short-term debt rating.  Their rating outlook remains negative.

The Company is in compliance with all covenants or other requirements set forth in its credit agreements and indentures.  Further, the Company does not have any rating downgrade triggers that would accelerate the maturity dates of its debt, with the exception of the following: the outstanding borrowings, if any, under the accounts receivable securitization program if the Company’s credit ratings from Moody’s or S&P were to fall below Ba2 and BB, respectively, and such condition continued for a period of 30 days.  Additionally, the Company could be required to increase the dollar amount of its letters of credit or other financial support up to an additional $117 million if its Moody’s or S&P long-term debt credit ratings are reduced below the current ratings of Baa3 and BBB-, respectively.  Further downgrades in the Company’s credit rating or disruptions in the capital markets could impact borrowing costs and the nature of its funding alternatives.  However, the Company has access to $2,225 million in committed revolving credit facilities to meet unanticipated funding needs, should it be necessary, of which $103 million has been utilized to support issued letters of credit as of December 31, 2004.

At December 31, 2004, the Company had outstanding letters of credit totaling $110 million and surety bonds in the amount of $117 million primarily to ensure the completion of environmental remediations, the payment of casualty and workers’ compensation claims, and to meet various customs and tax obligations.

In February 2005, the Company issued $31 million in letters of credit in support of Workers’ Compensation liabilities. These letters of credit, issued under the Company’s 5-year revolver, reduce the borrowing availability under the 5-year revolver by $31 million.

As of December 31, 2004, the impact that our contractual obligations are expected to have on our liquidity and cash flow in future periods is as follows:

(in millions)	Total	2005	2006	2007	2008	2009	2010+

Long-term debt (1)	$2,252	$400	$509	$4	$250	$1	$1,088
Operating lease obligations	515	128	97	79	61	46	104
Purchase obligations (2)	859	182	171	155	117	75	159

Total (3) (4)	$3,626	$710	$777	$238	$428	$122	$1,351

(1)	Represents maturities of the Company’s long-term debt obligations as shown on the Consolidated Statement of Financial Position. See Note 9, “ Short-Term Borrowings and Long-Term Debt.”

(2)

Purchase obligations include agreements related to supplies, production and administrative services, as well as marketing and advertising, that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.  Purchase obligations exclude agreements that are cancelable without penalty.  The terms of these agreements cover the next two to eighteen years.

(3)

Funding requirements for the Company’s major defined benefit retirement plans and other postretirement benefit plans have not been determined, therefore, they have not been included.  In 2004, the Company made contributions to its major defined benefit retirement plans and other postretirement benefit plans of $196 million ($30 million relating to its U.S. defined benefit plans) and $254 million ($250 million relating to its U.S. other postretirement benefits plan), respectively.  The Company expects to contribute approximately $22 million and $282 million, respectively, to its U.S. defined benefit plans and other postretirement benefit plans in 2005.

(4)	Because their future cash outflows are uncertain, the other long-term liabilities presented in Note 10: Other Long-Term Liabilities are excluded from this table.

As a result of the cumulative impact of the ongoing position eliminations under its Third Quarter, 2003 and 2004-2006 Restructuring Programs as disclosed in Note 16, the Company incurred curtailment gains and losses with respect to certain of its retirement plans in 2004. These curtailment events, as well as the merger of two of the Company’s major non-U.S. plans, resulted in the remeasurement of the respective plans’ obligations, which impacted the accounting for the additional minimum pension liabilities.  As a result of these remeasurements, the Company was required to increase its additional minimum pension liabilities by $90 million during 2004.  This increase is reflected in the postretirement liabilities component within the accompanying Consolidated Statement of Financial Position as of December 31, 2004.  The net-of-tax amount of $61 million relating to the recording of the additional minimum pension liabilities is reflected in the accumulated other comprehensive loss component within the accompanying Consolidated Statement of Financial Position as of December 31, 2004.  The related increase in the long-term deferred tax asset of $29 million was reflected in the other long-term assets component within the accompanying Consolidated Statement of Financial Position as of December 31, 2004.

OFF-BALANCE SHEET ARRANGEMENTS

The Company guarantees debt and other obligations under agreements with certain affiliated companies and customers.  At December 31, 2004, these guarantees totaled a maximum of $356 million, with outstanding guaranteed amounts of $149 million.  The maximum guarantee amount includes guarantees of up to: $160 million of debt for Kodak Polychrome Graphics (KPG), an unconsolidated affiliate in which the Company has a 50% ownership interest ($30 million outstanding); $128 million of customer amounts due to banks in connection with various banks’ financing of customers’ purchase of products and equipment from Kodak ($71 million outstanding); and $68 million for other unconsolidated affiliates and third parties ($48 million outstanding).  The KPG debt facility and the related guarantee mature on December 31, 2005.  The guarantees for the other unconsolidated affiliates and third party debt mature between 2005 and 2010.  The customer financing agreements and related guarantees typically have a term of 90 days for product and short-term equipment financing arrangements, and up to five years for long-term equipment financing arrangements.  These guarantees would require payment from Kodak only in the event of default on payment by the respective debtor.  In some cases, particularly for guarantees related to equipment financing, the Company has collateral or recourse provisions to recover and sell the equipment to reduce any losses that might be incurred in connection with the guarantee.

Management believes the likelihood is remote that material payments will be required under any of the guarantees disclosed above.  With respect to the guarantees that the Company issued in the year ended December 31, 2004, the Company assessed the fair value of its obligation to stand ready to perform under these guarantees by considering the likelihood of occurrence of the specified triggering events or conditions requiring performance as well as other assumptions and factors.  The Company has determined that the fair value of the guarantees was not material to the Company’s financial position, results of operations or cash flows.

The Company also guarantees debt owed to banks for some of its consolidated subsidiaries.  The maximum amount guaranteed is $306 million, and the outstanding debt under those guarantees, which is recorded within the short-term borrowings and long-term debt, net of current portion components in the accompanying Consolidated Statement of Financial Position, is $166 million.  These guarantees expire in 2005 through 2006.

The Company may provide up to $100 million in loan guarantees to support funding needs for SK Display Corporation, an unconsolidated affiliate in which the Company has a 34% ownership interest.  As of December 31, 2004, the Company has not been required to guarantee any of the SK Display Corporation’s outstanding debt.

The Company issues indemnifications in certain instances when it sells businesses and real estate, and in the ordinary course of business with its customers, suppliers, service providers and business partners.  Further, the Company indemnifies its directors and officers who are, or were, serving at Kodak’s request in such capacities.  Historically, costs incurred to settle claims related to these indemnifications have not been material to the Company’s financial position, results of operations or cash flows.  Additionally, the fair value of the indemnifications that the Company issued during the year ended December 31, 2004 was not material to the Company’s financial position, results of operations or cash flows.

Qualex, a wholly owned subsidiary of Kodak, has a 50% ownership interest in Express Stop Financing (ESF), which is a joint venture partnership between Qualex and a subsidiary of Dana Credit Corporation (DCC), a wholly owned subsidiary of Dana Corporation.  Qualex accounts for its investment in ESF under the equity method of accounting.  ESF provided a long-term financing solution to Qualex’s photofinishing customers in connection with Qualex’s leasing of photofinishing equipment to third parties, as opposed to Qualex extending long-term credit.  As part of the operations of its photofinishing services, Qualex sold equipment under a sales-type lease arrangement and recorded a long-term receivable.  These long-term receivables were subsequently sold to ESF without recourse to Qualex and, therefore, these receivables were removed from Qualex’s accounts.  ESF incurred debt to finance the purchase of the receivables from Qualex.  This debt was collateralized solely by the long-term receivables purchased from Qualex and, in part, by a $40 million guarantee from DCC.  On December 17, 2004, all outstanding debt of ESF was paid in full and the ESF guarantee was terminated.  Qualex provided no guarantee or collateral to ESF’s creditors in connection with the debt, and ESF’s debt was non-recourse to Qualex.  Qualex’s only continued involvement in connection with the sale of the long-term receivables is the servicing of the related equipment under the leases.  Qualex has continued revenue streams in connection with this equipment through future sales of photofinishing consumables, including paper and chemicals, and maintenance.

Although the lessees’ requirement to pay ESF under the lease agreements is not contingent upon Qualex’s fulfillment of its servicing obligations, under the agreement with ESF, Qualex would be responsible for any deficiency in the amount of rent not paid to ESF as a result of any lessee’s claim regarding maintenance or supply services not provided by Qualex.  Such lease payments would be made in accordance with the original lease terms, which generally extend over 5 to 7 years.  To date, the Company has incurred no such material claims, and Qualex does not anticipate any significant situations where it would be unable to fulfill its service obligations under the arrangement with ESF.  ESF’s outstanding lease receivable amount was approximately $113 million at December 31, 2004.

Effective July 20, 2004, ESF entered into an agreement amending the Receivables Purchase Agreement (RPA), which represents the financing arrangement between ESF and its banks.  Under the amended RPA agreement, maximum borrowings were lowered to $200 million.  On December 17, 2004, ESF terminated the RPA upon payment in full, to its banks, of the then outstanding balance of the RPA totaling $138 million.  Pursuant to the ESF partnership agreement between Qualex and DCC, commencing October 6, 2003, Qualex no longer sells its lease receivables to ESF.  Qualex currently is utilizing the services of Imaging Financial Services, Inc., a wholly owned subsidiary of General Electric Capital Corporation, as an alternative financing solution for prospective leasing activity with its U.S. customers.

2003

The Company’s cash and cash equivalents increased $681 million during 2003 to $1,250 million at December 31, 2003.  The increase resulted primarily from $1,645 million of cash flows from operating activities and $270 million of cash provided by financing activities, partially offset by $1,267 million of cash flows used in investing activities.

The net cash provided by operating activities of $1,645 million for the year ended December 31, 2003 was partially attributable to net earnings of $253 million which, when adjusted for earnings from discontinued operations, equity in losses from unconsolidated affiliates, gain on sale of assets, depreciation and goodwill amortization, purchased research and development, benefit for deferred income taxes and restructuring costs, asset impairments and other charges, provided $1,233 million of operating cash.  Also contributing to net cash provided by operating activities were a decrease in inventories of $118 million, an increase in liabilities excluding borrowings of $103 million, the cash receipt of $19 million in connection with the Sterling Winthrop settlement, a decrease in accounts receivable of $15 million, and the $98 million impact from the change in other items, net.  The net cash used in investing activities of $1,267 million was utilized primarily for business acquisitions of $697 million, of which $59 million related to the purchase of minority interests in China and India, capital expenditures of $497 million, and investments in unconsolidated affiliates of $89 million.  These uses of cash were partially offset by net proceeds from the sale of assets of $24 million.  The net cash provided by financing activities of $270 million was primarily the result of the net increase in borrowings of $588 million and the exercise of employee stock options of $12 million, which were partially offset by dividend payments of $330 million.

The Company has a dividend policy whereby it makes semi-annual payments which, when declared, will be paid on the Company’s 10th business day each July and December to shareholders of record on the close of the first business day of the preceding month.  On April 15, 2003, the Company’s Board of Directors declared a semi-annual cash dividend of $.90 per share on the outstanding common stock of the Company.  This dividend was paid on July 16, 2003 to shareholders of record at the close of business on June 2, 2003.  On September 24, 2003, the Company’s Board of Directors approved the reduction of the amount of the annual dividend to $.50 per share.  On that same date, the Company’s Board of Directors declared a semi-annual cash dividend of $.25 per share on the outstanding common stock of the Company.  This dividend was paid on December 12, 2003 to the shareholders of record as of the close of business on November 3, 2003.

Capital additions were $497 million in 2003, with the majority of the spending supporting new products, manufacturing productivity and quality improvements, infrastructure improvements, and ongoing environmental and safety initiatives.

During 2003, the Company expended $250 million against the related restructuring reserves, primarily for the payment of severance benefits.  Employees whose positions were eliminated could elect to receive severance payments for up to two years following their date of termination.

2002

The Company’s cash and cash equivalents increased $121 million during 2002 to $569 million at December 31, 2002.  The increase resulted primarily from $2,204 million of cash flows from operating activities, partially offset by $758 million of cash flows used in investing activities and $1,331 million of cash used in financing activities.

The net cash provided by operating activities of $2,204 million for the year ended December 31, 2002 was partially attributable to (1) net earnings of $770 million which, when adjusted for earnings from discontinued operations, equity in losses from unconsolidated affiliates, gain on sales of assets, depreciation and amortization, and restructuring costs, asset impairments and other charges, and benefit for deferred taxes provided $1,537 million of operating cash, (2) a decrease in accounts receivable of $276 million, (3) a decrease in inventories of $93 million, and (4) proceeds from the surrender of its Company-owned life insurance policies of $187 million.  The net cash used in investing activities of $758 million was utilized primarily for capital expenditures of $571 million, investments in unconsolidated affiliates of $123 million, business acquisitions of $72 million, of which $60 million related to the purchase of minority interests in China and India, and net purchases of marketable securities of $13 million.  These uses of cash were partially offset by proceeds from the sale of properties of $27 million.  The net cash used in financing activities of $1,331 million was primarily the result of net debt repayments of $597 million, dividend payments of $525 million and the repurchase of 7.4 million Kodak shares held by the Kodak Retirement Income Plan (KRIP), the Company’s defined benefit plan, for $260 million.  Of the $260 million expended, $205 million was repurchased under the 1999 stock repurchase program, which is now completed.  The balance of the amount expended of $55 million was repurchased under the 2000 stock repurchase program.

Capital additions were $571 million in 2002, with the majority of the spending supporting new products, manufacturing productivity and quality improvements, infrastructure improvements, and ongoing environmental and safety initiatives.

The cash outflows for severance and exit costs associated with the restructuring charges recorded in 2002 were more than offset by the tax savings associated with the restructuring actions, primarily due to the tax benefit of $46 million relating to the consolidation of its photofinishing operations in Japan recorded in the third quarter 2002 restructuring charge.  During 2002, the Company expended $216 million against the related restructuring reserves, primarily for the payment of severance benefits, which were mostly attributable to the 2001 restructuring actions.  The remaining severance-related actions associated with the total 2001 restructuring charge were completed by the end of the first quarter of 2003, and the remaining severance payments of $6 million at December 31, 2003 were made by the end of 2004.  Employees whose positions were eliminated could elect to receive severance payments for up to two years following their date of termination.

OTHER

Cash expenditures for pollution prevention and waste treatment for the Company’s current facilities were as follows:

(in millions)	2004	2003	2002

Recurring costs for pollution prevention and waste treatment	$75	$74	$67
Capital expenditures for pollution prevention and waste treatment	7	8	12
Site remediation costs	3	2	3

Total	$85	$84	$82

At December 31, 2004 and 2003, the Company’s undiscounted accrued liabilities for environmental remediation costs amounted to $153 million and $141 million, respectively.  These amounts are reported in other long-term liabilities in the accompanying Consolidated Statement of Financial Position.

The Company is currently implementing a Corrective Action Program required by the Resource Conservation and Recovery Act (RCRA) at the Kodak Park site in Rochester, NY.  As part of this program, the Company has completed the RCRA Facility Assessment (RFA), a broad-based environmental investigation of the site.  The Company is currently in the process of completing, and in some cases has completed, RCRA Facility Investigations (RFI) and Corrective Measures Studies (CMS) for areas at the site.  At December 31, 2004, estimated future investigation and remediation costs of $67 million are accrued for this site and are included in the $153 million reported in other long-term liabilities.

The Company announced the closing of three manufacturing facilities outside the United States in 2004.  The Company has obligations with estimated future investigation, remediation and monitoring costs of $21 million at two of these facilities.  At December 31, 2004, these costs are accrued and included in the $153 million reported in other long-term liabilities.

The Company has obligations relating to other operating sites and former operations with estimated future investigation, remediation and monitoring costs of $35 million.  At December 31, 2004, these costs are accrued and included in the $153 million reported in other long-term liabilities.

The Company has retained certain obligations for environmental remediation and Superfund matters related to certain sites associated with the non-imaging health businesses sold in 1994.  At December 31, 2004, estimated future remediation costs of $30 million are accrued for these sites and are included in the $153 million reported in other long-term liabilities.

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

A Consent Decree was signed in 1994 in settlement of a civil complaint brought by the U.S. Environmental Protection Agency and the U.S. Department of Justice.  In connection with the Consent Decree, the Company is subject to a Compliance Schedule, under which the Company has improved its waste characterization procedures, upgraded one of its incinerators, and is evaluating and upgrading its industrial sewer system.  The total expenditures required to complete this program are currently estimated to be approximately $15 million over the next five years.  These expenditures are incurred as part of plant operations and, therefore, are not included in the environmental accrual at December 31, 2004.

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

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement No. 123R, “Share-Based Payment” (SFAS No. 123R), a revision to SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123).  SFAS No. 123R eliminates the alternative to use the Accounting Principles Board Opinion 25’s (Opinion 25) intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued.

Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost.  SFAS No. 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service, in exchange for the award - the requisite service period (usually the vesting period).  No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

Companies will initially measure the cost of employee services received in exchange for an award of instruments classified as liabilities (Leadership stock, Stock Appreciation Rights (SARs)) based on its current fair value; the fair value of the awards classified as a liability will be remeasured subsequently at each reporting date through the settlement date.  Changes in fair value during the requisite service period will be recognized as compensation cost over that period.

The grant-date fair value of employee share options, or the Company’s restricted stock and similar instruments classified in the Statement of Financial Position as equity will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available); the fair value of awards classified as equity will not be remeasured.  If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.

Excess tax benefits, as defined by SFAS No. 123R, will be recognized as an addition to paid-in capital.  Cash retained as a result of those excess tax benefits will be presented in the statement of cash flows as financing cash inflows.  The write-off of deferred tax assets relating to unrealized tax benefits associated with recognized compensation cost will be recognized as income tax expense unless there are excess tax benefits from previous awards remaining in paid-in capital to which it can be offset.

SFAS No. 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date.  As of the required effective date, companies that used the fair-value-based method for either recognition or disclosure under SFAS No. 123 will apply SFAS No. 123R using a modified version of prospective application.  Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosure.  The cumulative effect of initially applying SFAS No. 123R, if any, is recognized as of the required effective date.  SFAS No. 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005.

Early application is encouraged; consequently, the Company adopted the modified version of prospective application of SFAS No. 123R as of January 1, 2005.  The cumulative effect of initial adoption to be recognized in the first interim consolidated statement of earnings for the period ended March 31, 2005, is immaterial.  Management estimates that the adoption of SFAS No. 123R will reduce EPS by approximately $.02 per share for the year ended December 31, 2005.

In December 2004, FASB issued SFAS No. 151, “Inventory Costs” that amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing,” (ARB No. 43) to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  In addition, this Statement requires that an allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  Early application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004.  The Company is evaluating the impact of SFAS No. 151.

In December 2004, FASB issued FASB Staff Position (FSP) No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (the “Act”).”  The Act, which was signed into law on October 22, 2004, authorizes a tax deduction of up to 9 percent (when fully phased-in) of the lesser of (a) “qualified production activities income,” as defined in the Act, or (b) taxable income (after the deduction for the utilization of any net operating loss carryforwards), limited to 50 percent of W-2 wages paid by the taxpayer.  Accordingly, the FSP provides guidance on accounting for the deduction as a special deduction in accordance with Statement 109, “Accounting for Income Taxes.”  Further, a company should consider the special deduction in (a) measuring deferred taxes when graduated tax rates are a significant factor and (b) assessing whether a valuation allowance is necessary as required by paragraph 232 of Statement 109. The provisions of FSP 109-1 were effective in the fourth quarter of 2004.  The adoption of FSP 109-1 did not have a material effect on the Company’s financial position, results of options or cash flows.

In December 2004, FASB issued FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (the “Act”).”  The Act, which was signed into law on October 22, 2004, provides for a special one-time tax deduction of 85 percent of certain foreign earnings that are repatriated (as defined in the Act) in either a company’s last tax year that began before the enactment date, or the first tax year that begins during the one-year period beginning on the date of enactment.  Accordingly, the FSP provides guidance on accounting for income taxes that related to the accounting treatment for unremitted earnings in a foreign investment (a consolidated subsidiary or corporate joint venture that is essentially permanent in nature).  Further, the FSP permits a company time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109, “Accounting for Income Taxes.”  Accordingly, an enterprise that has not yet completed its evaluation of the repatriation provision for purposes of applying Statement 109 is required to disclose certain information, for each period for which financial statements covering periods affected by the Act are presented.  Subsequently, the total effect on income tax expense (or benefit) for amounts that have been recognized under the repatriation provision must be provided in a company’s financial statements for the period in which it completes its evaluation of the repatriation provision. The provisions of FSP 109-2 are effective immediately.  As of and for the year ended December 31, 2004, the Company has not yet completed its evaluation; consequently, the required information is disclosed in Note 15, “Income Taxes.”

RISK FACTORS

Set forth below and elsewhere in this report and in other documents that the Company files with the Securities and Exchange Commission are risks and uncertainties that could cause the actual future results of the Company to differ from those expressed or implied in the forward-looking statements contained in this document and other public statements the Company makes.  Additionally, because of the following risks and uncertainties, as well as other variables affecting our operating results, the Company’s past financial performance should not be considered an indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.

If we do not effectively implement our new digitally oriented growth strategy, this could adversely affect our operations, revenue and ability to compete.

Kodak is emphasizing digital technology and expanding into a range of commercial businesses in order to create a more balanced and diversified business portfolio while accelerating the implementation of its existing digital product strategies in the consumer markets.  Kodak expects to incur restructuring charges in relation to these initiatives.  The expected benefits from these initiatives are subject to many estimates and assumptions, including assumptions regarding: (1) the amount and timing of cost savings and cash flow that Kodak can achieve from its traditional consumer film and paper businesses; (2) the speed at which consumer transition from traditional photography to digital photography occurs; (3) Kodak’s ability to develop new digital businesses in its commercial, consumer and health markets; (4) Kodak’s ability to identify, complete and integrate compatible strategic acquisitions consistent with its growth timeline; and (5) the costs and timing of activities undertaken in connection with these initiatives.  In addition, these estimates and assumptions are subject to significant economic, competitive and other uncertainties that are beyond Kodak’s control.  If these assumptions are not realized, or if other unforeseen events occur, Kodak’s results of operations could be adversely affected, as it may not be able to grow its business, and its ability to compete could be negatively affected.

If we cannot manage our product and services transition or continue to develop and deploy new products and services, this could adversely affect our revenues.

Unanticipated delays in implementing certain product strategies (including digital products, category expansion and digitization) could adversely affect Kodak’s revenues.  Kodak’s ability to successfully transition its existing products and develop and deploy new products requires that Kodak make accurate predictions of the product development schedule as well as volumes, product mix, customer demand, sales channels, and configuration.  The process of developing new products and services is complex and often uncertain due to the frequent introduction of new products that offer improved performance and pricing.  Kodak may anticipate demand and perceived market acceptance that differs from the product’s realizable customer demand and revenue stream.  Further, in the face of intense industry competition, any delay in the development, production or marketing of a new product could decrease any advantage Kodak may have to be the first or among the first to market.  Kodak’s failure to carry out a product rollout in the time frame anticipated and in the quantities appropriate to customer demand, or at all, could adversely affect future demand for Kodak’s products and services and have an adverse effect on its business.

Our revenue, earnings and expenses may suffer if we cannot continue to enforce our licensing agreements and intellectual property rights.

Kodak’s ability to implement its intellectual property licensing strategies could also affect the Company’s revenue and earnings.  Kodak has made substantial investments in technologies and needs to protect its intellectual property as well as the interests of other licensees.  The establishment and enforcement of licensing agreements provides a revenue stream in the form of royalties that protects Kodak’s ability to further innovate and help the marketplace grow.  Kodak’s failure to properly manage the development of its intellectual property could adversely affect the future of these patents and the market opportunities that could result from the use of this property.  Kodak’s failure to manage the costs associated with the pursuit of these licenses could adversely affect the profitability of these operations.

Our inability to develop and implement e-commerce strategies that align with industry standards, could adversely affect our business.

In the event Kodak were unable to develop and implement e-commerce strategies that are in alignment with the trend toward industry standards and services, the Company’s business could be adversely affected.  The availability of software and standards related to e-commerce strategies is of an emerging nature.  Kodak’s ability to successfully align with the industry standards and services and ensure timely solutions, requires the Company to make accurate predictions of the future accepted standards and services.

System integration issues could adversely affect our revenues and earnings.

Kodak’s completion of planned information systems upgrades, including SAP, if delayed, could adversely affect its business.  As Kodak continues to expand the planned information services, the Company must continue to balance the investment of the planned deployment with the need to upgrade the vendor software.  Kodak’s failure to successfully upgrade to the vendor-supported version could result in risks to system availability, which could adversely affect the business.

Our inability to manage our acquisitions, divestitures and other portfolio actions could adversely impact our revenues and earnings.

Kodak has recently completed various business acquisitions and intends to complete various other business acquisitions in the future, particularly in its Health and Graphic Communications segments, in order to strengthen and diversify its portfolio of businesses.  At the same time, Kodak needs to streamline and simplify its traditional businesses, including its photofinishing operations in the United States and EAMER.  In the event that Kodak fails to effectively manage the portfolio of its more traditional businesses while simultaneously integrating these acquisitions, it could fail to obtain the expected synergies and favorable impact of these acquisitions.  Such a failure could cause Kodak to lose market opportunities and experience a resulting adverse impact on its revenues and earnings.

In 2005, Kodak continues to focus on reduction of inventories, improvement in receivable performance, improvement in manufacturing productivity and the completion of focused capital expenditures.

If we do not timely implement our planned inventory reductions, this could adversely affect our cash flow.

          Unanticipated delays in the Company’s plans to continue inventory reductions in 2005 could adversely impact Kodak’s cash flow outlook. Planned inventory reductions could be compromised by slower sales that could result from accelerated digital replacement or continued weak global economic conditions.  Purchasers’ uncertainty about traditional product demand or the extent of the global economic downturn could result in lower demand for products and services.  In addition, the competitive environment and the transition to digital products and services could also place pressures on Kodak’s sales and market share.  In the event Kodak is unable to successfully manage these issues in a timely manner, they could adversely impact the planned inventory reductions.

Delays in our plans to continue to improve our accounts receivable collections could adversely impact our cash flow.

          Unanticipated delays in the Company’s plans to continue the improvement of its accounts receivable collection could also adversely impact Kodak’s cash outlook.  A continued weak economy could slow customer payment patterns.  In addition, competitive pressures in major segments may cause the financial condition of certain of Kodak’s customers to deteriorate.  These same pressures may adversely affect the Company’s efforts to shorten customer payment terms.  Kodak’s ability to manage customer risk while maintaining a competitive market share may adversely affect continued accounts receivable improvement in 2005.

Delays in our plans to improve manufacturing productivity and control cost of operations could negatively impact our gross margins.

          Delays in Kodak’s plans to improve manufacturing productivity and control costs of operations could negatively impact the gross margins of the Company.  Kodak’s failure to successfully manage operational performance factors could delay or curtail planned improvements in manufacturing productivity.  Accelerating digital substitution could result in lower volumes in the factory than planned, which would also negatively impact gross margins.  If Kodak is unable to successfully negotiate raw material costs with its suppliers, or incurs adverse pricing on certain of its commodity-based raw materials, reduction in the gross margins could occur.  Additionally, delays in the Company’s execution of increasing manufacturing capabilities for certain of its products in some of its emerging markets, particularly China where it is more cost competitive, could adversely impact gross margins.

If we fail to execute our capital spending plan, this could adversely impact our cash flow.

          If Kodak exceeds its 2005 capital spending plan, this factor could adversely impact the Company’s cash flow outlook.  Further, if Kodak deems it necessary to spend more on regulatory requirements or if unanticipated general maintenance obligations arise that require more capital spending than planned, the increased spending could have an adverse impact on Kodak’s cash flow.

If our planned improvements in supply chain efficiency are delayed, this could adversely affect our revenues and earnings.

Kodak’s planned improvement in supply chain efficiency, if delayed, could adversely affect its business by preventing shipments of certain products to be made in their desired quantities and in a timely manner.  The planned efficiencies could be compromised if Kodak expands into new markets with new applications that are not fully understood or if the portfolio broadens beyond that anticipated when the plans were initiated.  The unforeseen changes in manufacturing capacity could also compromise the supply chain efficiencies.

The competitive pressures we face could harm our revenue, gross margins and market share.

Competition remains intense in the imaging sector in the Digital & Film Imaging Systems, Graphic Communications and Health segments.  In the D&FIS segment, price competition has been driven somewhat by consumers’ conservative spending behaviors during times of a weak world economy, international tensions and the accompanying concern over war and terrorism.  In the Health and Graphic Communications segments, aggressive pricing tactics intensified in the contract negotiations as competitors were vying for customers and market share domestically.  If the pricing and programs are not sufficiently competitive with those offered by Kodak’s current and future competitors, Kodak may lose market share, adversely affecting its revenue and gross margins.

If we fail to manage distribution of our products and services properly, our revenue, gross margins and earnings could be adversely impacted.

The impact of continuing customer consolidation and buying power could have an adverse impact on Kodak’s revenue, gross margins, and earnings.  In the competitive consumer retail environment, there is a movement from small individually owned retailers to larger and commonly known mass merchants.  In the commercial environment, there is a continuing consolidation of various group purchasing organizations.  The resellers and distributors may elect to use suppliers other than Kodak.  Kodak’s challenge is to successfully negotiate contracts that provide the most favorable conditions to the Company in the face of price and aggressive competitors.

Economic uncertainty in developing markets could affect adversely, our revenue and earnings.

Kodak conducts business in developing markets with economies that tend to be more volatile than those in the United States and Western Europe.  The risk of doing business in developing markets like China, India, Brazil, Argentina, Mexico, Russia and other economically volatile areas could adversely affect Kodak’s operations and earnings.  Such risks include the financial instability among customers in these regions, political instability and potential conflicts among developing nations and other non-economic factors such as irregular trade flows that need to be managed successfully with the help of the local governments.  Kodak’s failure to successfully manage economic, political and other risks relating to doing business in developing countries and economically and politically volatile areas could adversely affect its business.

Because we sell our products and services worldwide, we are subject to changes in currency exchange rates and interest rates that may adversely impact our operations and financial position.

Kodak, as a result of its global operating and financing activities, is exposed to changes in currency exchange rates and interest rates, which may adversely affect its results of operations and financial position.  Exchange rates and interest rates in certain markets in which the Company does business tend to be more volatile than those in the United States and Western Europe.  For example, in early 2002, the United States dollar was eliminated as Argentina’s monetary benchmark, resulting in significant currency devaluation.  There can be no guarantees that the economic situation in developing markets or elsewhere will not worsen, which could result in future effects on earnings should such events occur.

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this report may be forward-looking in nature, or “forward-looking statements” as defined in the United States Private Securities Litigation Reform Act of 1995.  For example, references to expectations for the Company’s growth in sales and earnings, the effects of legislation, cash generation, tax rate, and debt management are forward-looking statements.

Actual results may differ from those expressed or implied in forward-looking statements.  In addition, any forward-looking statements represent the Company’s estimates only as of the date they are made, and should not be relied upon as representing the Company’s estimates as of any subsequent date.  While the Company may elect to update forward-looking statements at some point in the future, the Company specifically disclaims any obligation to do so, even if its estimates change.  The forward-looking statements contained in this report are subject to a number of factors and uncertainties, including the successful: implementation of the digitally-oriented growth strategy, including the related implementation of the three-year cost reduction program; implementation of the debt management program; implementation of product strategies (including digital products, category expansion and digitization); implementation of intellectual property licensing strategies; development and implementation of e-commerce strategies; completion of information systems upgrades, including SAP, our enterprise system software; completion of various portfolio actions; reduction of inventories; completion of focused capital expenditures; integration of newly acquired businesses; performance of accounts receivable; improvement in manufacturing productivity and techniques; improvement in supply chain efficiency; implementation of future focused cost reductions, including personnel reductions; and the development of the Company’s business in emerging markets like China, India, Brazil, Mexico, and Russia.  The forward-looking statements contained in this report are subject to the following additional factors and uncertainties: inherent unpredictability of currency fluctuations and raw material costs; changes in the Company’s debt credit ratings and its ability to access capital markets; competitive actions, including pricing; the nature and pace of technology evolution, including the analog-to-digital transition; continuing customer consolidation and buying power; current and future proposed changes to tax laws, as well as other factors which could adversely impact our effective tax rate in the future; general economic, business, geo-political, regulatory and public health conditions; market growth predictions; and other factors and uncertainties disclosed herein and from time to time in the Company’s other filings with the Securities and Exchange Commission.

Any forward-looking statements in this report should be evaluated in light of these important factors and uncertainties as well as other cautionary information contained herein.

SUMMARY OF OPERATING DATA

A summary of operating data for 2004 and for the four years prior is shown on page 159.

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

Using a sensitivity analysis based on estimated fair value of open forward contracts using available forward rates, if the U.S. dollar had been 10% weaker at December 31, 2004 and 2003, the fair value of open forward contracts would have increased $62 million and $23 million, respectively.  Such gains or losses would be substantially offset by losses or gains from the revaluation or settlement of the underlying positions hedged.

Using a sensitivity analysis based on estimated fair value of open forward contracts using available forward prices, if available forward silver prices had been 10% lower at December 31, 2004 and 2003, the fair value of open forward contracts would have decreased $1 million and $1 million, respectively.  Such losses in fair value, if realized, would be offset by lower costs of manufacturing silver-containing products.

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

Using a sensitivity analysis based on estimated fair value of short-term and long-term borrowings, if available market interest rates had been 10% (about 40 basis points) higher at December 31, 2004, the fair value of short-term and long-term borrowings would have decreased $1 million and $59 million, respectively.  Using a sensitivity analysis based on estimated fair value of short-term and long-term borrowings, if available market interest rates had been 10% (about 43 basis points) higher at December 31, 2003, the fair value of short-term and long-term borrowings would have decreased $2 million and $70 million, respectively.

The Company’s financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments.  The Company manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties.  The Company has procedures to monitor the credit exposure amounts.  The maximum credit exposure at December 31, 2004 was not significant to the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Eastman Kodak Company:

We have completed an integrated audit of Eastman Kodak Company’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements and financial statement schedule listed in the index appearing under Item 15(a)(1) and (2) on page 165 of this Annual Report on Form 10-K present fairly, in all material respects, the financial position of Eastman Kodak Company and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1 to the consolidated financial statements, the Company has restated its 2003 consolidated financial statements primarily for certain income tax and pension and other postretirement benefit plans matters.

Internal control over financial reporting

Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Eastman Kodak Company did not maintain effective internal control over financial reporting as of December 31, 2004, because the Company did not maintain effective controls over the accounting for income taxes including income taxes payable, deferred income tax assets and liabilities and the related income tax provision and the valuation and recording of its pension and other postretirement benefit obligations and expenses, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  The following material weaknesses have been identified and included in management’s assessments:

Accounting for Income Taxes:

As of December 31, 2004, the Company did not maintain effective controls over the accounting for income taxes including income taxes payable, deferred income tax assets and liabilities and the related income tax provision.  Specifically, the Company had a lack of local tax law expertise or failure to engage local tax law expertise resulting in the incorrect assumption of reduced tax expense associated with restructuring charges in various foreign locations in 2004 and 2003; inadequate knowledge and application of the provisions of generally accepted accounting principles by tax personnel resulting in errors in the accounting for income taxes; lack of clarity in roles and responsibilities within the global tax organization related to income tax accounting; insufficient or ineffective review and approval practices within the global tax and finance organizations resulting in the errors not being prevented or detected in a timely manner; and a lack of processes to effectively reconcile the income tax general ledger accounts to supporting detail and adequate verification of data used in computations.  This material weakness contributed to the restatement of the Company’s consolidated financial statements for 2003, for each of the quarters in the year ended December 31, 2003 and for the first, second and third quarters for 2004, and in the Company recording audit adjustments to the fourth quarter 2004 financial statements.  Additionally, this material weakness could result in a misstatement of income taxes payable, deferred income tax assets and liabilities and the related income tax provision that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected.

Accounting for Pension and Other Postretirement Benefit Plans:

As of December 31, 2004 the Company did not maintain effective controls over the valuation and recording of its pension and other postretirement benefit obligations and expenses.  Specifically, the Company has a deficiency in the design of controls to validate actual versus estimated benefit payments in the accounting for other postretirement benefits.  The design deficiency was an erroneous belief that actual payment data could not be captured at the required level of detail to enable adjustment of actuarial estimates on a quarterly basis.  In addition, the Company had a failure to demonstrate operating effectiveness in controls surrounding reconciliation of participant census data between source systems and the plan actuary models for various domestic and international pension and other postretirement benefit plans.  While analytical procedures to validate the reasonableness of census data extracts were employed, they were not sufficiently robust to prevent or detect errors in census data.  This material weakness resulted in adjustments that were included in the restatement of the Company’s consolidated financial statements for 2003, for each of the quarters in the year ended December 31, 2003 and for the first, second and third quarters for 2004, and in the Company recording adjustments to the fourth quarter 2004 financial statements.  Additionally, this material weakness could result in a misstatement of pension and other postretirement obligations and expenses that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded the NexPress-related entities and Scitex Digital Printing (renamed Kodak Versamark) from its assessment of internal control over financial reporting as of December 31, 2004 because they were acquired by the Company in purchase business combinations during 2004.  We have also excluded the NexPress-related entities and Kodak Versamark from our audit of internal control over financial reporting.  The NexPress-related entities and Kodak Versamark are wholly owned subsidiaries of the Company that represent 2% and 2%, respectively, of consolidated total assets and 1% and 1%, respectively, of consolidated revenue as of and for the year ended December 31, 2004.

In our opinion, management’s assessment that Eastman Kodak Company did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the COSO.  Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, Eastman Kodak Company has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO.

PRICEWATERHOUSECOOPERS LLP
Rochester, NY
April 6, 2005

Eastman Kodak Company
CONSOLIDATED STATEMENT OF EARNINGS

	For the Year Ended December 31,

(in millions, except per share data)	2004	2003	2002

	(Restated)
Net sales	$13,517	$12,909	$12,549
Cost of goods sold	9,548	8,734	8,022

Gross profit	3,969	4,175	4,527
Selling, general and administrative expenses	2,507	2,618	2,504
Research and development costs	854	776	757
Restructuring costs and other	695	479	98

(Losses) earnings from continuing operations before interest, other income (charges), net and income taxes	(87)	302	1,168
Interest expense	168	147	173
Other income (charges), net	161	(51)	(101)

(Loss) earnings from continuing operations before income taxes	(94)	104	894
(Benefit) provision for income taxes	(175)	(85)	133

Earnings from continuing operations	$81	$189	$761

Earnings from discontinued operations, net of income taxes	$475	$64	$9

NET EARNINGS	$556	$253	$770

Basic net earnings per share:
Continuing operations	$.28	$.66	$2.61
Discontinued operations	1.66	.22	.03

Total	$1.94	$.88	$2.64

Diluted net earnings per share:
Continuing operations	$.28	$.66	$2.61
Discontinued operations	1.66	.22	.03

Total	$1.94	$.88	$2.64

Cash dividends per share	$.50	$1.15	$1.80

The accompanying notes are an integral part of these consolidated financial statements.

Eastman Kodak Company
CONSOLIDATED STATEMENT OF FINANCIAL POSITION

	At December 31,

(in millions, except share and per share data)	2004	2003

		(Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,255	$1,250
Receivables, net	2,544	2,327
Inventories, net	1,158	1,078
Deferred income taxes	556	596
Other current assets	105	129
Assets of discontinued operations	30	72

Total current assets	5,648	5,452

Property, plant and equipment, net	4,512	5,051
Goodwill	1,446	1,349
Other long-term assets	3,131	2,929
Assets of discontinued operations	—	65

TOTAL ASSETS	$14,737	$14,846

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and other current liabilities	$3,896	$3,630
Short-term borrowings	469	946
Accrued income taxes	625	643
Liabilities of discontinued operations	—	36

Total current liabilities	4,990	5,255
Long-term debt, net of current portion	1,852	2,302
Pension and other postretirement liabilities	3,338	3,374
Other long-term liabilities	746	662
Liabilities of discontinued operations	—	8

Total liabilities	10,926	11,601

Commitments and Contingencies (Note 11)
SHAREHOLDERS’ EQUITY
Common stock, $2.50 par value; 391,292,760 shares issued in 2004 and 2003; 286,696,938 and 286,580,671 shares outstanding in 2004 and 2003	978	978
Additional paid in capital	850	850
Retained earnings	7,922	7,515
Accumulated other comprehensive loss	(90)	(238)
Unearned restricted stock	(5)	(8)

	9,655	9,097
Treasury stock, at cost
104,595,822 shares in 2004 and 104,712,089 shares in 2003	5,844	5,852

Total shareholders’ equity	3,811	3,245

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,737	$14,846

The accompanying notes are an integral part of these consolidated financial statements.

Eastman Kodak Company
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in millions, except share and per share data)	Common Stock*	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Unearned Restricted Stock	Treasury Stock	Total

Shareholders’ Equity December 31, 2001	$978	$849	$7,431	$(597)	$—	$(5,767)	$2,894
Net earnings	—	—	770	—	—	—	770

Other comprehensive income (loss):
Unrealized gains on available-for-sale securities ($11 million pre-tax)	—	—	—	6	—	—	6
Unrealized losses arising from hedging activity ($27 million pre-tax)	—	—	—	(19)	—	—	(19)
Reclassification adjustment for hedging related gains included in net earnings ($24 million pre-tax)	—	—	—	15	—	—	15
Currency translation adjustments	—	—	—	218	—	—	218
Minimum pension liability adjustment ($577 million pre-tax)	—	—	—	(394)	—	—	(394)

Other comprehensive loss	—	—	—	(174)	—	—	(174)

Comprehensive income							596
Cash dividends declared ($1.80 per common share)	—	—	(525)	—	—	—	(525)
Treasury stock repurchased (7,354,316 shares)	—	—	—	—	—	(260)	(260)
Treasury stock issued under employee plans (2,357,794 shares)	—	(1)	(65)	—	—	137	71
Tax reductions - employee plans	—	1	—	—	—	—	1

Shareholders’ Equity December 31, 2002	$978	$849	$7,611	$(771)	$—	$(5,890)	$2,777

Eastman Kodak Company
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY Cont’d.

(in millions, except share and per share data)	Common Stock*	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Unearned Restricted Stock	Treasury Stock	Total

Shareholders’ Equity December 31, 2002	$978	$849	$7,611	$(771)	$—	$(5,890)	$2,777
Net earnings (Restated)	—	—	253	—	—	—	253

Other comprehensive income (loss):
Unrealized gains on available-for-sale securities ($18 million pre-tax)	—	—	—	11	—	—	11
Unrealized losses arising from hedging activity ($42 million pre-tax)	—	—	—	(25)	—	—	(25)
Reclassification adjustment for hedging related gains included in net earnings ($29 million pre-tax)	—	—	—	19	—	—	19
Currency translation adjustments	—	—	—	406	—	—	406
Minimum pension liability adjustment ($167 million pre-tax)	—	—	—	122	—	—	122

Other comprehensive income	—	—	—	533	—	—	533

Comprehensive income							786
Cash dividends declared ($1.15 per common share)	—	—	(330)	—	—	—	(330)
Treasury stock issued for stock option exercises (337,940 shares)	—	—	(10)	—	—	21	11
Unearned restricted stock issuances (309,552 shares)	—	—	(9)	—	(8)	17	—
Tax reductions - employee plans	—	1	—	—	—	—	1

Shareholders’ Equity December 31, 2003 (Restated)	$978	$850	$7,515	$(238)	$(8)	$(5,852)	$3,245

Eastman Kodak Company
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY Cont’d.

(in millions, except share and per share data)	Common Stock*	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Unearned Restricted Stock	Treasury Stock	Total

Shareholders’ Equity December 31, 2003 (Restated)	$978	$850	$7,515	$(238)	$(8)	$(5,852)	$3,245
Net earnings	—	—	556	—	—	—	556

Other comprehensive income (loss):
Unrealized losses on available-for-sale securities ($18 million pre-tax)	—	—	—	(11)	—	—	(11)
Unrealized gains arising from hedging activity ($8 million pre-tax)	—	—	—	5	—	—	5
Reclassification adjustment for hedging related gains included in net earnings ($11 million pre-tax)	—	—	—	8	—	—	8
Currency translation adjustments	—	—	—	228	—	—	228
Minimum pension liability adjustment ($126 million pre-tax)	—	—	—	(82)	—	—	(82)

Other comprehensive income	—	—	—	148	—	—	148

Comprehensive income							704
Cash dividends declared ($.50 per common share)	—	—	(143)	—	—	—	(143)
Treasury stock issued for stock option exercises (105,323 shares)	—	—	(5)	—	—	7	2
Unearned restricted stock issuances (10,944 shares)	—	—	(1)	—	3	1	3
Tax reductions - employee plans	—	—	—	—	—	—	—

Shareholders’ Equity December 31, 2004	$978	$850	$7,922	$(90)	$(5)	$(5,844)	$3,811

*	There are 100 million shares of $10 par value preferred stock authorized, none of which have been issued.

The accompanying notes are an integral part of these consolidated financial statements.

Eastman Kodak Company
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year Ended December 31,

(in millions)	2004	2003	2002

		(Restated)
Cash flows from operating activities:
Net earnings	$556	$253	$770
Adjustments to reconcile to net cash provided by operating activities:
Earnings from discontinued operations, net of income taxes	(475)	(64)	(9)
Equity in (earnings) losses from unconsolidated affiliates	(20)	52	105
Depreciation and amortization	1,030	864	834
Gain on sales of businesses/assets	(13)	(11)	(24)
Purchased research and development	16	32	—
Restructuring costs, asset impairments and other charges	130	156	85
Benefit for deferred income taxes	(37)	(49)	(224)
(Increase) decrease in receivables	(43)	15	276
Decrease in inventories	83	118	93
(Decrease) increase in liabilities excluding borrowings	(283)	103	(1)
Other items, net	202	98	264

Total adjustments	590	1,314	1,399

Net cash provided by continuing operations	1,146	1,567	2,169

Net cash provided by discontinued operations	22	78	35

Net cash provided by operating activities	1,168	1,645	2,204

Cash flows from investing activities:
Additions to properties	(460)	(497)	(571)
Net proceeds from sales of businesses/assets	24	24	27
Acquisitions, net of cash acquired	(369)	(697)	(72)
Investments in unconsolidated affiliates	(31)	(89)	(123)
Marketable securities - sales	124	86	88
Marketable securities - purchases	(116)	(87)	(101)

Net cash used in continuing operations	(828)	(1,260)	(752)

Net cash provided by (used in) discontinued operations	708	(7)	(6)

Net cash used in investing activities	(120)	(1,267)	(758)

Cash flows from financing activities:
Net decrease in borrowings with maturities of 90 days or less	(308)	(574)	(210)
Proceeds from other borrowings	147	1,693	759
Repayment of other borrowings	(767)	(531)	(1,146)
Dividends to shareholders	(143)	(330)	(525)
Exercise of employee stock options	5	12	51
Stock repurchase programs	—	—	(260)

Net cash (used in) provided by financing activities	(1,066)	270	(1,331)

Effect of exchange rate changes on cash	23	33	6

Net increase in cash and cash equivalents	5	681	121
Cash and cash equivalents, beginning of year	1,250	569	448

Cash and cash equivalents, end of year	$1,255	$1,250	$569

Eastman Kodak Company
CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

SUPPLEMENTAL CASH FLOW INFORMATION

(in millions)

Cash paid for interest and income taxes was:

	2004	2003	2002

Interest, net of portion capitalized of $2, $2 and $3	$169	$137	$173
Income taxes	72	66	201

The following non-cash transactions are not reflected in the Consolidated Statement of Cash Flows:

	2004	2003	2002

Minimum pension liability adjustment	$82	$122	$394
Liabilities assumed in acquisitions	123	109	30
Issuance of restricted stock, net of forfeitures	—	13	1
Issuance of stock related to an acquisition	—	—	25

The accompanying notes are an integral part of these consolidated financial statements.

Eastman Kodak Company
NOTES TO FINANCIAL STATEMENTS

NOTE 1:  SIGNIFICANT ACCOUNTING POLICIES AND RESTATEMENT

COMPANY OPERATIONS

Eastman Kodak Company (the Company or Kodak) is engaged primarily in developing, manufacturing, and marketing traditional and digital imaging products, services and solutions to consumers, the entertainment industry, professionals, healthcare providers and other customers.  The Company’s products are manufactured in a number of countries in North and South America, Europe and Asia.  The Company’s products are marketed and sold in many countries throughout the world.

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of Kodak and its majority owned subsidiary companies.  Intercompany transactions are eliminated and net earnings are reduced by the portion of the net earnings of subsidiaries applicable to minority interests.  The equity method of accounting is used for joint ventures and investments in associated companies over which Kodak has significant influence, but does not have effective control.  Significant influence is generally deemed to exist when the Company has an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s Board of Directors, voting rights and the impact of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate.  Income and losses of investments accounted for using the equity method are reported in other income (charges), net, in the accompanying Consolidated Statement of Earnings.  See Note 7, “Investments,” and Note 14, “Other Income (Charges), Net.”

The cost method of accounting is used for investments in equity securities that do not have a readily determined market value and when the Company does not have the ability to exercise significant influence.  These investments are carried at cost and are adjusted only for other-than-temporary declines in fair value.  The carrying value of these investments is reported in other long-term assets in the accompanying Consolidated Statement of Financial Position.

RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company restated its consolidated financial statements as of and for the year ended December 31, 2003.  In addition, the Company restated its quarterly consolidated financial statements for each of the quarterly periods in 2003 and for the first three quarters of 2004.  The restatement reflects adjustments to correct errors in the Company’s accounting for income taxes, accounting for pensions and other postretirement benefits as well as other miscellaneous adjustments.  The restatement resulted in the Company adjusting its previously reported 2003 net income of $265 million ($.92 per share) to net income of $253 million ($.88 per share).  The nature and impact of these adjustments are described below. Also see Note 24: “Quarterly Sales and Earnings Data - Unaudited” for the impact of these adjustments on each of the quarterly periods.

Income Taxes

During the year-end closing process, errors were discovered relating to the Company’s accounting for income taxes, the majority of which related to the Company’s foreign operations.  The more significant errors that were discovered related to matters surrounding 1) inappropriately recognizing tax benefits, including the timing of the recognition of valuation allowances, associated with net operating loss carry forwards, 2) the recording of benefits for certain restructuring charges that were not deductible for income tax purposes, 3) correcting deferred income tax accounts  in certain foreign subsidiaries, and 4) accruing interest expense on potential tax settlements with the Internal Revenue Service (more fully discussed in Note 15).  Excluding the impact of income tax adjustments relating to periods prior to 2003, which are discussed below, the impact of these adjustments on previously reported 2003 net income amounted to a reduction of $1 million.

Pensions and Other Postretirement Benefits

During the year-end testing of the effectiveness of the Company’s internal controls over financial reporting, the Company identified ineffective controls surrounding the reconciliation of participant census data between the Company’s source systems and the information provided to the actuary in performing the actuarial valuation of the liabilities and net periodic benefits cost for the various domestic and international pension and other postretirement benefit plans.  This control weakness resulted in incorrect participant data being utilized in the actuarial calculations.  In addition, the Company had identified an error in the recorded amounts of its postretirement benefits expense.  The Company has quantified the effect of these errors and, excluding the impact of pension and other postretirement benefit adjustments relating to periods prior to 2003 which are discussed below, the Company has reduced its previously reported 2003 net income by $6.1 million.

Other Adjustments

During 2004, the Company determined that its general ledger accounting system was inappropriately translating depreciation expense from its foreign operations, using an historical exchange rate rather than a current exchange rate for purposes of translating periodic depreciation expense.  Excluding amounts relating to periods prior to 2003, which are discussed below, the impact of this adjustment on previously reported 2003 net income amounted to a reduction of $ 14.8 million.

During 2003, the Company recorded a charge to write-off an exclusivity payment made to a customer that had previously been recorded as an asset based on the Company’s ability to recover a pro-rata portion of the payment in the event of a customer breach.  The Company determined that this payment should have been written off prior to January 1, 2003. Excluding amounts relating to periods prior to 2003, which are discussed below, the impact of this adjustment on previously reported 2003 net income amounted to an increase of $ 13.3 million.

In addition, the Company also determined that a number of individually immaterial adjustments were recorded in 2003 that more appropriately belonged in periods prior to January 1, 2003.  Excluding amounts relating to periods prior to 2003, which are discussed below, the impact of this adjustment on previously reported 2003 net income amounted to a decrease of $2.5 million.

Adjustments relating to periods prior to 2003

As discussed above, certain of the adjustments, or portions thereof, made to restate the Company’s 2003 financial statements relate to periods prior to January 1, 2003.  The following table summarizes these:

(In millions)	Income/(Loss)

Income Tax	$35.6
Pension and other postretirement benefits	(34.6)
Translation of depreciation expense	27.5
Exclusivity asset write-off	(21.4)
Other, miscellaneous	(8.3)

Net adjustment	$(1.2)

The Company has assessed the impact of the above items on each annual period prior to January 1, 2003 and determined that the impact of such errors is immaterial to each prior period.  In addition, the Company has concluded that the net $1.2 million adjustment is immaterial to the net income, as adjusted, for the first quarter of and for the full year ended December 31, 2003.  Accordingly, the Company has recorded this net adjustment of $1.2 million as an addition to Selling, General and Administrative expenses for the quarter ended March 31, 2003.

The impact on the Consolidated Statement of Earnings is presented below (in millions, except per share data).  The impact of the above adjustments on the Consolidated Statement of Financial Position and Consolidated Statement of Cash Flows is not presented as it is immaterial.

	For the Year Ended December 31, 2003

	As Previously Reported	Restated

Consolidated Statement of Earnings:
Net sales	$12,893	$12,909
Cost of goods sold	8,715	8,734

Gross profit	4,178	4,175
Selling, general and administrative expenses	2,612	2,618
Research and development costs	775	776
Restructuring costs and other	484	479

Earnings from continuing operations, before interest, other income (charges), net and income taxes	307	302
Interest expense	147	147
Other income (charges), net	(51)	(51)

Earnings from continuing operations before income taxes	109	104
(Benefit) provision from income taxes	(90)	(85)

Earnings from continuing operations	$199	$189

Earnings from discontinued operations, net of income taxes	$66	$64

NET EARNINGS	$265	$253

Basic net earnings per share:
Continuing	$.69	$.66
Discontinued	.23	.22

Total	$.92	$.88

Diluted net earnings per share:
Continuing	$.69	$.66
Discontinued	.23	.22

Total	$.92	$.88

The following table reflects the impact of the aforementioned adjustments on selected components of the Company’s 2003 consolidated income statement:

(In millions)	As Originally Reported	Pensions and Other Postretirement Benefits	Other	Adjustments Relating to Prior Periods	Tax	As Adjusted

Income from continuing operations	$109	$(9)	$5	$(1)	$—	$104
Provision (benefit) for income taxes	(90)	(3)	7	—	1	(85)

Income (loss) from continuing operations	199	(6)	(2)	(1)	(1)	189

Income (loss) from discontinued operations	77	—	(3)	—	—	74
Provision (benefit) for income taxes	11	—	(1)	—	—	10

Income (loss) from discontinued operations	66	—	(2)	—	—	64

Net income (loss)	$265	$(6)	$(4)	$(1)	$(1)	$253

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

FOREIGN CURRENCY

For most subsidiaries and branches outside the U.S., the local currency is the functional currency.  In accordance with the Statement of Financial Accounting Standards (SFAS) No. 52, “Foreign Currency Translation,” the financial statements of these subsidiaries and branches are translated into U.S. dollars as follows: assets and liabilities at year-end exchange rates; income, expenses and cash flows at average exchange rates; and shareholders’ equity at historical exchange rates.  For those subsidiaries for which the local currency is the functional currency, the resulting translation adjustment is recorded as a component of accumulated other comprehensive income in the accompanying Consolidated Statement of Financial Position.  Translation adjustments are not tax-effected since they relate to investments, which are permanent in nature.

For certain other subsidiaries and branches, operations are conducted primarily in U.S. dollars, which is therefore the functional currency.  Monetary assets and liabilities, and the related revenue, expense, gain and loss accounts, of these foreign subsidiaries and branches are remeasured at year-end exchange rates.  Non-monetary assets and liabilities, and the related revenue, expense, gain and loss accounts, are remeasured at historical rates.  Adjustments, which result from the remeasurement of the assets and liabilities of these subsidiaries, are included in net income.

Foreign exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in net income.  The effects of foreign currency transactions, including related hedging activities, were losses of $10 million, $10 million, and $19 million in the years 2004, 2003, and 2002, respectively, and are included in other income (charges), net, in the accompanying Consolidated Statement of Earnings.  Refer to the “Derivative Financial Instruments” section of Note 1, “Significant Accounting Policies,” for a description of how hedging activities are reflected in the Company’s Consolidated Statement of Earnings.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, receivables, foreign currency forward contracts and commodity forward contracts.  The Company places its cash and cash equivalents with high-quality financial institutions and limits the amount of credit exposure to any one institution.  With respect to receivables, such receivables arise from sales to numerous customers in a variety of industries, markets, and geographies around the world.  Receivables arising from these sales are generally not collateralized.  The Company performs ongoing credit evaluations of its customers’ financial conditions and no single customer accounts for greater than 10% of the sales of the Company.  The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management’s expectations.  With respect to the foreign currency forward contracts and commodity forward contracts, the counterparties to these contracts are major financial institutions.  The Company has not experienced non-performance by any of its counterparties.

Additionally, the Company guarantees debt and other obligations with certain unconsolidated affiliates and customers, which could potentially subject the Company to significant concentrations of credit risk.  However, with the exception of the Company’s total debt guarantees for which there is a concentration with one of Kodak’s unconsolidated affiliate companies, these guarantees relate to numerous customers in a variety of industries, markets and geographies around the world.  The Company does not believe that material payments will be required under any of its guarantee arrangements.  See Note 12, “Guarantees.”

CASH EQUIVALENTS

All highly liquid investments with a remaining maturity of three months or less at date of purchase are considered to be cash equivalents.

MARKETABLE SECURITIES AND NONCURRENT INVESTMENTS

The Company classifies its investment securities as either held-to-maturity, available-for-sale or trading.  The Company’s debt and equity investment securities are classified as held-to-maturity and available-for-sale, respectively.  Held-to-maturity investments are carried at amortized cost and available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in shareholders’ equity under the caption accumulated other comprehensive (loss) income.  The Company records losses that are other than temporary to earnings.

At December 31, 2004 and 2003, the Company had short-term investments classified as held-to-maturity of $3 million and $11 million, respectively.  These investments were included in other current assets in the accompanying Consolidated Statement of Financial Position.  In addition, at December 31, 2004 and 2003, the Company had available-for-sale equity securities of $25 million and $34 million, respectively, included in other long-term assets in the accompanying Consolidated Statement of Financial Position.

INVENTORIES

Inventories are stated at the lower of cost or market.  The cost of most inventories in the U.S. is determined by the “last-in, first-out” (LIFO) method.  The cost of all of the Company’s remaining inventories in and outside the U.S. is determined by the “first-in, first-out” (FIFO) or average cost method, which approximates current cost.  The Company provides inventory reserves for excess, obsolete or slow-moving inventory based on changes in customer demand, technology developments or other economic factors.

PROPERTIES

Properties are recorded at cost, net of accumulated depreciation.  The Company principally calculates depreciation expense using the straight-line method over the assets’ estimated useful lives, which are as follows:

Years

Buildings and building equipment	10-40
Land improvements	10-20
Leasehold improvements	3-10
Machinery and production equipment	3-20
Power plant equipment	5-20
Transportation equipment	3-5
Tooling	3
Office equipment, including computers	3-7
Furniture and fixtures	3-15

Maintenance and repairs are charged to expense as incurred.  Upon sale or other disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount, less proceeds from disposal, is charged or credited to income.

GOODWILL

Goodwill represents the excess of purchase price over the fair value of net assets acquired.  The Company applies the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.”  In accordance with SFAS No. 142, goodwill is not amortized, but is required to be assessed for impairment at least annually.  The Company has elected to make September 30 the annual impairment assessment date for all of its reporting units, and will perform additional impairment tests when events or changes in circumstances occur that would more likely than not reduce the fair value of the reporting unit below its carrying amount.  SFAS No. 142 defines a reporting unit as an operating segment or one level below an operating segment.  The Company estimates the fair value of its reporting units through internal analyses and external valuations, which utilize income and market approaches through the application of capitalized earnings, discounted cash flow and market comparable methods.  The assessment is required to be performed in two steps, step one to test for a potential impairment of goodwill and, if potential losses are identified, step two to measure the impairment loss.  The Company completed step one in its fourth quarter and determined that there were no such impairments.  Accordingly, the performance of step two was not required.

REVENUE

The Company’s revenue transactions include sales of the following:  products; equipment; software; services; equipment bundled with products and/or services; and integrated solutions.  The Company recognizes revenue when realized or realizable and earned, which is when the following criteria are met:  persuasive evidence of an arrangement exists; delivery has occurred; the sales price is fixed or determinable; and collectibility is reasonably assured.  At the time revenue is recognized, the Company provides for the estimated costs of customer incentive programs, warranties and estimated returns and reduces revenue accordingly.

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

The Company’s transactions may involve the sale of equipment, software, and related services under multiple element arrangements.  The Company allocates revenue to the various elements based on verifiable objective evidence of fair value (if software is not included or is incidental to the transaction) or Kodak-specific objective evidence of fair value if software is included and is other than incidental to the sales transaction as a whole.  Revenue allocated to an individual element is recognized when all other revenue recognition criteria are met for that element.

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

At the time revenue is recognized, the Company also records reductions to revenue for customer incentive programs in accordance with the provisions of Emerging Issues Task Force (EITF) Issue No. 01-09, “Accounting for Consideration Given from a Vendor to a Customer (Including a Reseller of the Vendor’s Products).”  Such incentive programs include cash and volume discounts, price protection, promotional, cooperative and other advertising allowances, and coupons.  For those incentives that require the estimation of sales volumes or redemption rates, such as for volume rebates or coupons, the Company uses historical experience and internal and customer data to estimate the sales incentive at the time revenue is recognized.

In instances where the Company provides slotting fees or similar arrangements, this incentive is recognized as a reduction in revenue when payment is made to the customer (or at the time the Company has incurred the obligation, if earlier) unless the Company receives a benefit over a period of time, in which case the incentive is recorded as an asset and is amortized as a reduction of revenue over the term of the arrangement.  Arrangements in which the Company receives an identifiable benefit include arrangements that have enforceable exclusivity provisions and those that provide a clawback provision entitling the Company to a pro rata reimbursement if the customer does not fulfill its obligations under the contract.

The Company may offer customer financing to assist customers in their acquisition of Kodak’s products.  At the time a financing transaction is consummated, which qualifies as a sales-type lease, the Company records equipment revenue equal to the total lease receivable net of unearned income.  Unearned income is recognized as finance income using the effective interest method over the term of the lease.  Leases not qualifying as sales-type leases are accounted for as operating leases.  The Company recognizes revenue from operating leases on an accrual basis as the rental payments become due.

The Company’s sales of tangible products are the only class of revenues that exceeds 10% of total consolidated net sales.  All other sales classes are individually less than 10%, and therefore, have been combined with the sales of tangible products on the same line in accordance with Regulation S-X.

Incremental direct acquisition costs such as commissions (i.e. costs that vary with and are directly related to the acquisition of a contract which would not have been incurred but for the acquisition of the contract) are expensed as incurred and included in cost of goods sold in the accompanying Consolidated Statement of Earnings.

RESEARCH AND DEVELOPMENT COSTS

Research and development (R&D) costs, which include costs in connection with new product development, fundamental and exploratory research, process improvement, product use technology and product accreditation, are charged to operations in the period in which they are incurred.  In connection with a business combination, the purchase price allocated to research and development projects that have not yet reached technological feasibility and for which no alternative future use exists is charged to operations in the period of acquisition.  R&D costs were $854 million, $776 million and $757 million in 2004, 2003 and 2002, respectively.

ADVERTISING

Advertising costs are expensed as incurred and included in selling, general and administrative expenses in the accompanying Consolidated Statement of Earnings.  Advertising expenses amounted to $513 million, $596 million and $630 million in 2004, 2003 and 2002, respectively.

SHIPPING AND HANDLING COSTS

Amounts charged to customers and costs incurred by the Company related to shipping and handling are included in net sales and cost of goods sold, respectively, in accordance with EITF Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs.”

IMPAIRMENT OF LONG-LIVED ASSETS

The Company applies the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Under the guidance of SFAS No. 144, the Company reviews the carrying value of its long-lived assets, other than goodwill and purchased intangible assets with indefinite useful lives, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  The Company assesses the recoverability of the carrying value of long-lived assets by first grouping its long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (the asset group) and, secondly, by estimating the undiscounted future cash flows that are directly associated with and that are expected to arise from the use of and eventual disposition of such asset group.  The Company estimates the undiscounted cash flows over the remaining useful life of the primary asset within the asset group.  If the carrying value of the asset group exceeds the estimated undiscounted cash flows, the Company records an impairment charge to the extent the carrying value of the long-lived asset exceeds its fair value.  The Company determines fair value through quoted market prices in active markets or, if quoted market prices are unavailable, through the performance of internal analyses of discounted cash flows or external appraisals.

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

DERIVATIVE FINANCIAL INSTRUMENTS

The Company accounts for derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  All derivative instruments are recognized as either assets or liabilities and are measured at fair value.  Certain derivatives are designated and accounted for as hedges.  The Company does not use derivatives for trading or other speculative purposes.

The Company uses cash flow hedges to manage foreign currency exchange risk, commodity price risk, and interest rate risk related to forecasted transactions.  The Company also uses foreign currency forward contracts to offset currency-related changes in foreign currency denominated assets and liabilities.  These foreign currency forward contracts are not designated as accounting hedges and all changes in fair value are recognized in earnings in the period of change.

The fair values of foreign currency forward contracts designated as cash flow hedges of forecasted foreign currency denominated intercompany sales are reported in other current assets and/or current liabilities, and the effective portion of the gain or loss on the derivatives is recorded in other comprehensive income.  When the related inventory is sold to third parties, the hedge gains or losses as of the date of the intercompany sale are transferred from other comprehensive income to cost of goods sold.

The fair values of silver forward contracts designated as hedges of forecasted worldwide silver purchases are reported in other current assets and/or current liabilities, and the effective portion of the gain or loss on the derivative is recorded in other comprehensive income.  When the silver-containing products are sold to third parties, the hedge gains or losses as of the date of the purchase of raw silver are transferred from other comprehensive income to cost of goods sold.

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

INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.”  The asset and liability approach underlying SFAS No. 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and tax basis of the Company’s assets and liabilities.  Management provides valuation allowances against the net deferred tax asset for amounts that are not considered more likely than not to be realized.

EARNINGS PER SHARE

In November 2004, the Emerging Issues Task Force finalized the consensus in Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (EITF 04-8).  EITF 04-8 requires that contingent convertible instruments be included in diluted earnings per share regardless of whether a market price trigger or other contingent feature has been met.  EITF 04-8 is effective for reporting periods ending after December 15, 2004 and requires restatement of prior periods.  The Company currently has approximately $575 million in contingent convertible notes (the Convertible Securities) outstanding that were issued in October 2003.  Interest on the Convertible Securities accrues at a rate of 3.375% and is payable semi-annually.  The Convertible Securities are convertible at an initial conversion rate of 32.2373 shares of the Company’s common stock for each $1,000 principal of the Convertible Securities.  The Company’s diluted net earnings per share includes the effect of EITF 04-8, which had no material impact on the Company’s reported diluted earnings per share.

Basic earnings-per-share computations are based on the weighted-average number of shares of common stock outstanding during the year.  Diluted earnings-per-share calculations reflect the assumed exercise and conversion of employee stock options that have an exercise price that is below the average market price of the common shares for the respective periods as well as shares related to the assumed conversion of the Convertible Securities, if dilutive.  The reconciliation between the numerator and denominator of the basic and diluted earnings-per-share computations is presented as follows:

	2004	2003	2002

	(Restated)
Numerator:
Earnings from continuing operations used in basic net earnings per share	$81	$189	$761
Effect of dilutive securities:
Interest expense on contingent convertible notes, net of taxes	—	3	—

Earnings from continuing operations used in diluted net earnings per share	$81	$192	$761

Denominator:
Number of common shares used in basic net earnings per share	286.6	286.5	291.5
Effect of dilutive securities:
Employee stock options	0.2	0.1	0.2
Contingent convertible notes	—	4.2	—

Number of common shares used in diluted net earnings per share	286.8	290.8	291.7

Options to purchase 32.5 million, 35.9 million and 26.8 million shares of common stock at weighted-average per share prices of $52.47, $51.63 and $58.83 for the years ended December 31, 2004, 2003 and 2002, respectively, were outstanding during the years presented but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive, meaning that the options’ exercise price was greater than the average market price of the common shares for the respective periods.

STOCK-BASED COMPENSATION

The Company accounts for its employee stock incentive plans under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and the related interpretations under Financial Accounting Standards Board (FASB) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.”  Accordingly, no stock-based employee compensation cost is reflected in net earnings for the years ended December 31, 2004, 2003 and 2002, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

On February 18, 2004, the Company announced that it will begin expensing stock options starting January 1, 2005 using the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.”  In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” a new accounting standard that will require the expensing of stock options as of the beginning of interim or annual reporting periods that begin after June 15, 2005.  Early adoption is permitted for all companies; consequently, on January 1, 2005, the Company early adopted the stock option expensing rules of the new standard.

The Company has determined the pro forma net earnings and net earnings per share information as if the fair value method of SFAS No. 123, “Accounting for Stock-Based Compensation,” had been applied to its stock-based employee compensation.  The pro forma information is as follows:

	Year Ended December 31,

(in millions, except per share data)	2004	2003	2002

	(Restated)
Net earnings, as reported	$556	$253	$770
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(12)	(17)	(105)

Pro forma net earnings	$544	$236	$665

Earnings per share:
Basic - as reported	$1.94	$.88	$2.64
Basic - pro forma	$1.90	$.83	$2.28
Diluted - as reported	$1.94	$.88	$2.64
Diluted - pro forma	$1.90	$.83	$2.28

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

Additionally, the 2002 total stock-based employee compensation expense amount of $105 million, net of taxes, includes a net of tax expense impact of $34 million representing the unamortized compensation cost of the options that were canceled in connection with the 2002 voluntary stock option exchange program.  See Note 20, “Stock Options and Compensation Plans.”

The Black-Scholes option pricing model was used with the following weighted-average assumptions for options issued in each year:

	2000 Plan	Exchange Program

	2004	2004

Risk-free interest rates	3.1%	N/A
Expected option lives	4 years	N/A
Expected volatilities	37%	N/A
Expected dividend yields	1.63%	N/A
	2003	2003

Risk-free interest rates	3.6%	N/A
Expected option lives	7 years	N/A
Expected volatilities	35%	N/A
Expected dividend yields	3.89%	N/A
	2002	2002

Risk-free interest rates	3.8%	2.9%
Expected option lives	7 years	4 years
Expected volatilities	34%	37%
Expected dividend yields	5.76%	5.76%

The weighted-average fair value per option granted in 2004 was $8.77.  The weighted-average fair value per option granted in 2003 was $7.70.  The weighted-average fair value per option granted in 2002 was $8.22 for the 2000 Plan and $5.99 for the voluntary stock option exchange program.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to compensation expense over the options’ vesting period (1-3 years).

COMPREHENSIVE INCOME

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in financial statements.  SFAS No. 130 requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement with the same prominence as other financial statements.  Comprehensive income consists of net earnings, the net unrealized gains or losses on available-for-sale marketable securities, foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on financial instruments qualifying for cash flow hedge accounting, and is presented in the accompanying Consolidated Statement of Shareholders’ Equity in accordance with SFAS No. 130.

SEGMENT REPORTING

The Company reports net sales, operating earnings (losses), net earnings and certain expense, asset and geographical information about its reportable segments.  Reportable segments are components of the Company for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.  In September 2004, the Company announced an organizational realignment that will change the current reportable segment structure.  See Note 23, “Segment Information,” for a discussion of this change.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB issued Statement No. 123R, a revision to SFAS No. 123.  SFAS No. 123R eliminates the alternative to use the Accounting Principles Board Opinion 25’s (Opinion 25) intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued.

Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost.  SFAS No. 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service, in exchange for the award - the requisite service period (usually the vesting period).  No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

Companies will initially measure the cost of employee services received in exchange for an award of instruments classified as liabilities (Leadership stock, Stock Appreciation Rights (SARs)) based on its current fair value; the fair value of the awards classified as a liability will be remeasured subsequently at each reporting date through the settlement date.  Changes in fair value during the requisite service period will be recognized as compensation cost over that period.

The grant-date fair value of employee share options, or the Company’s restricted stock and similar instruments classified in the Statement of Financial Position as equity will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available); the fair value of awards classified as equity will not be remeasured.  If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.

Excess tax benefits, as defined by SFAS No. 123R, will be recognized as an addition to paid-in capital.  Cash retained as a result of those excess tax benefits will be presented in the statement of cash flows as financing cash inflows.  The write-off of deferred tax assets relating to unrealized tax benefits associated with recognized compensation cost will be recognized as income tax expense unless there are excess tax benefits from previous awards remaining in paid-in capital to which it can be offset.

SFAS No. 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date.  As of the required effective date, companies that used the fair-value-based method for either recognition or disclosure under SFAS No. 123 will apply SFAS No. 123R using a modified version of prospective application.  Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosure.  The cumulative effect of initially applying SFAS No. 123R, if any, is recognized as of the required effective date.  SFAS No. 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005.

Early application is encouraged; consequently, the Company adopted the modified version of prospective application of SFAS No. 123R as of January 1, 2005.  The cumulative effect of initial adoption to be recognized in the first interim consolidated statement of earnings for the period ended March 31, 2005, is immaterial.  Management estimates that the adoption of SFAS No. 123R will reduce EPS by approximately $.02 per share for the year ended December 31, 2005.

In December 2004, FASB issued SFAS No. 151, “Inventory Costs” that amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing,” (ARB No. 43) to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  In addition, this Statement requires that an allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The Company is evaluating the impact of SFAS No. 151.

In December 2004, FASB issued FASB Staff Position (FSP) No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (the “Act”).”  The Act, which was signed into law on October 22, 2004, authorizes a tax deduction of up to 9 percent (when fully phased-in) of the lesser of (a) “qualified production activities income,” as defined in the Act, or (b) taxable income (after the deduction for the utilization of any net operating loss carryforwards), limited to 50 percent of W-2 wages paid by the taxpayer.  Accordingly, the FSP provides guidance on accounting for the deduction as a special deduction in accordance with Statement 109, “Accounting for Income Taxes.”  Further, a company should consider the special deduction in (a) measuring deferred taxes when graduated tax rates are a significant factor and (b) assessing whether a valuation allowance is necessary as required by paragraph 232 of Statement 109. The provisions of FSP 109-1 were effective in the fourth quarter of 2004.  The adoption of FSP 109-1 did not have a material effect on the Company’s financial position, results of options or cash flows.

In December 2004, FASB issued FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (the “Act”).”  The Act, which was signed into law on October 22, 2004, provides for a special one-time tax deduction of 85 percent of certain foreign earnings that are repatriated (as defined in the Act) in either a company’s last tax year that began before the enactment date, or the first tax year that begins during the one-year period beginning on the date of enactment.  Accordingly, the FSP provides guidance on accounting for income taxes that related to the accounting treatment for unremitted earnings in a foreign investment (a consolidated subsidiary or corporate joint venture that is essentially permanent in nature).  Further, the FSP permits a company time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109, “Accounting for Income Taxes.”  Accordingly, an enterprise that has not yet completed its evaluation of the repatriation provision for purposes of applying Statement 109 is required to disclose certain information, for each period for which financial statements covering periods affected by the Act are presented.  Subsequently, the total effect on income tax expense (or benefit) for amounts that have been recognized under the repatriation provision must be provided in a company’s financial statements for the period in which it completes its evaluation of the repatriation provision. The provisions of FSP 109-2 are effective immediately.  As of and for the year ended December 31, 2004, the Company has not yet completed its evaluation; consequently, the required information is disclosed in Note 15, “Income Taxes.”

NOTE 2:  RECEIVABLES, NET

(in millions)	2004	2003

		(Restated)
Trade receivables	$2,137	$2,002
Miscellaneous receivables	407	325

Total (net of allowances of $127 and $112)	$2,544	$2,327

Of the total trade receivable amounts of $2,137 million and $2,002 million as of December 31, 2004 and 2003, respectively, approximately $492 million and $536 million, respectively, are expected to be settled through customer deductions in lieu of cash payments.  Such deductions represent rebates owed to the customer and are included in accounts payable and other current liabilities in the accompanying Consolidated Statement of Financial Position at each respective balance sheet date.

NOTE 3:  INVENTORIES, NET

(in millions)	2004	2003

		(Restated)
At FIFO or average cost (approximates current cost)
Finished goods	$822	$818
Work in process	275	300
Raw materials	391	328

	1,488	1,446
LIFO reserve	(330)	(368)

Total	$1,158	$1,078

Inventories valued on the LIFO method are approximately 35% and 42% of total inventories in 2004 and 2003, respectively.  During 2004 and 2003, inventory usage resulted in liquidations of LIFO inventory quantities.  In the aggregate, these inventories were carried at the lower costs prevailing in prior years as compared with the cost of current purchases.  The effect of these LIFO liquidations was to reduce cost of goods sold by $69 million and $45 million in 2004 and 2003, respectively.

The Company reduces the carrying value of inventories to a lower of cost or market basis for those items that are potentially excess, obsolete or slow-moving based on management’s analysis of inventory levels and future sales forecasts.  The Company also reduces the carrying value of inventories whose net book value is in excess of market.  Aggregate reductions in the carrying value with respect to inventories that were still on hand at December 31, 2004 and 2003, and that were deemed to be excess, obsolete, slow-moving or that had a carrying value in excess of market, were $100 million and $75 million, respectively.

NOTE 4:  PROPERTY, PLANT AND EQUIPMENT, NET

(in millions)	2004	2003

		(Restated)
Land	$118	$116
Buildings and building improvements	2,619	2,652
Machinery and equipment	9,722	10,144
Construction in progress	235	264

	12,694	13,176
Accumulated depreciation	(8,182)	(8,125)

Net properties	$4,512	$5,051

Depreciation expense was $964 million, $839 million and $813 million for the years 2004, 2003 and 2002, respectively, of which approximately $183 million, $70 million and $19 million, respectively, represented accelerated depreciation in connection with restructuring actions.

NOTE 5:  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $1,446 million and $1,349 million at December 31, 2004 and 2003, respectively.  The changes in the carrying amount of goodwill by reportable segment for 2004 were as follows:

(in millions)	D&FIS	Health	Commer- cial Imaging	Graphic Commun- ications	Consolidated Total

Balance at December 31, 2002	$705	$174	$86	$(4)	$961
Goodwill related to acquisitions	26	350	—	2	378
Goodwill written off related to disposals/ divestitures	(21)	—	—	(6)	(27)
Finalization of purchase accounting	15	1	—	—	16
Correction of purchase accounting	(6)	(15)	—	4	(17)
Goodwill amortization	—	—	—	3	3
Currency translation adjustments	13	15	7	—	35

Balance at December 31, 2003 Restated	$732	$525	$93	$(1)	$1,349
Goodwill related to acquisitions	13	—	—	17	30
Goodwill written off related to disposals/ divestitures	(21)	—	—	—	(21)
Finalization of purchase accounting	2	45	—	7	54
Goodwill amortization	—	—	—	1	1
Currency translation adjustments	13	18	1	1	33

Balance at December 31, 2004	$739	$588	$94	$25	$1,446

The aggregate amount of goodwill acquired during 2004 of $30 million was primarily attributable to $17 million for the purchase of Kodak Versamark within the Graphic Communications segment and $13 million for the purchase of Chinon within the D&FIS segment.  The $21 million of goodwill written off in relation to disposals during 2004 in the D&FIS segment was attributable to the divestiture of Consumer Imaging Services in Austria ($5 million) and the write-off of Applied Science Fiction ($16 million), as the Company has canceled its program to market an automatic film processing station due to diminishing market opportunity.

The aggregate amount of goodwill added through the finalization of purchase accounting during 2004 of $54 million was primarily attributable to $36 million for the November 2003 purchase of Algotec Systems Ltd., $8 million related to the October 2003 purchase of PracticeWorks, Inc., both of which are within the Health segment, $6 million for the May 2004 purchase of the NexPress related entities, which are within the Graphic Communications segment, and $4 million for an adjustment of a deferred tax asset relating to the purchase of Chinon within the D&FIS segment.

The correction of purchase accounting relates to the following correction of errors: deferred tax assets should have been recorded as a part of the 1998 acquisition of the Imation Medical Imaging business, in the Health segment, and goodwill should have been reduced accordingly; deferred tax liabilities should have been recorded as a part of the 1999 formation of the NexPress joint venture, part of the Graphic Communications segment, and the deferred credit related to the excess of basis in the investment over the value of contributed amounts should have been reduced accordingly; and goodwill related to the acquisition of Spector should have been reduced in the fourth quarter of 2003 when the Company reduced a deferred tax asset valuation allowance that had been recorded in purchase accounting.

The gross carrying amount and accumulated amortization by major intangible asset category for 2004 and 2003 were as follows:

	As of December 31, 2004

(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted- Average Amortization Period

Technology-based	$264	$106	$158	8 years
Customer-related	206	34	172	15 years
Other	168	20	148	13 years

Total	$638	$160	$478	11 years

	As of December 31, 2003

(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted- Average Amortization Period

Technology-based	$201	$76	$125	8 years
Customer-related	176	17	159	15 years
Other	14	4	10	12 years

Total	$391	$97	$294	12 years

The aggregate amount of intangible assets acquired during 2004 of $258 million was primarily attributable to $139 million of manufacturing exclusivity intangible assets for the purchase of Lucky Film; $86 million related to the purchase of Kodak Versamark, consisting of $26 million in customer-related intangible assets, $54 million of technology-based intangible assets, and $6 million of other intangible assets; and $15 million of technology-based intangible assets related to the finalization of purchase accounting for the purchase of Algotec Systems Ltd. as described in Note 21 “Acquisitions.”  In addition, in December 2004, the Company wrote off approximately $11 million of net technology-based intangible assets related to Applied Science Fiction, as the Company has canceled it’s program to market an automatic film processing station due to diminishing market opportunity.

Amortization expense related to intangible assets was $67 million, $28 million and $21 million in 2004, 2003 and 2002, respectively.

Estimated future amortization expense related to purchased intangible assets at December 31, 2004 is as follows:

(in millions)

2005	$66
2006	59
2007	54
2008	54
2009	44
2010+	201

Total	$478

NOTE 6:  OTHER LONG-TERM ASSETS

(in millions)	2004	2003

		(Restated)
Prepaid pension costs	$1,203	$1,135
Investments in unconsolidated affiliates	513	446
Deferred income taxes	521	439
Intangible assets other than goodwill	478	294
Non-current receivables	163	292
Miscellaneous other long-term assets	253	323

Total	$3,131	$2,929

The miscellaneous component above consists of other miscellaneous long-term assets that, individually, are less than 5% of the Company’s total long-term assets, and therefore, have been aggregated in accordance with Regulation S-X.

NOTE 7:  INVESTMENTS

Equity Method -

At December 31, 2004, the Company’s significant equity method investees and the Company’s approximate ownership interest in each investee were as follows:

Kodak Polychrome Graphics (KPG)	50%
Express Stop Financing (ESF)	50%
SK Display Corporation	34%
Matsushita-Ultra Technologies Battery Corporation	30%
Lucky Film Co. Ltd (Lucky Film)	13%

At December 31, 2004 and 2003, the carrying value of the Company’s equity investment in these significant unconsolidated affiliates was $488 million and $417 million, respectively, and is reported within other long-term assets in the accompanying Consolidated Statement of Financial Position.  The Company records its equity in the income or losses of these investees and reports such amounts in other income (charges), net, in the accompanying Consolidated Statement of Earnings.  See Note 14, “Other Income (Charges), Net.”  These investments do not meet the Regulation S-X significance test requiring the inclusion of the separate investee financial statements.

The Company sells graphics film and other products to its equity affiliate, KPG.  Sales to KPG for the years ended December 31, 2004, 2003 and 2002 amounted to $268 million, $271 million and $315 million, respectively.  These sales are reported in the Consolidated Statement of Earnings.  The Company eliminates profits on these sales, to the extent the inventory has not been sold through to third parties, on the basis of its 50% interest.  Amounts due from KPG relating to these sales were $6 million at December 31, 2004 and 2003, and are reported in receivables, net in the accompanying Consolidated Statement of Financial Position.  Additionally, the Company has guaranteed certain debt obligations of KPG up to $160 million, which is included in the total guarantees amount of $356 million at December 31, 2004, as discussed in Note 12, “Guarantees.”

Kodak sells certain of its long-term lease receivables relating to the sale of photofinishing equipment to ESF without recourse to the Company.  Sales of long-term lease receivables to ESF were approximately $0, $15 million and $9 million in 2004, 2003 and 2002, respectively.  See Note 11, “Commitments and Contingencies.”

The Company performed an analysis of ESF in order to determine whether the provisions of FASB Interpretations No. 46(R) “Consolidation of Variable Interest Entities an interpretation of ARB No. 51” (FIN 46(R)) were applicable to ESF, requiring consolidation.  Based on the analysis performed, it was determined that ESF does not qualify as a variable interest entity under FIN 46(R) and, therefore, consolidation is not required.  ESF is an operating entity formed between Qualex and Dana Credit Corporation in October 1993 to provide a long-term financing solution to Qualex’s photofinishing customers in connection with Qualex’s leasing of photofinishing equipment to third parties, as opposed to Qualex extending long-term credit (see Note 11 under “Other Commitments and Contingencies”).  Qualex’s estimated maximum exposure to loss as a result of its continuing involvement with ESF is $59 million as of December 31, 2004, which is equal to the carrying value of Qualex’s investment balance in the entity.   As of December 31, 2004 the Company does not intend to nor is it committed to fund any amounts to ESF in the future, and there are no debt guarantees under which Qualex could potentially be required to perform in relation to its investment in ESF.  The Company was not involved with any other entities that would qualify as VIEs under the Revised Interpretations of FIN 46.

On February 10, 2004, the Company acquired a 13 percent interest in Lucky Film, the largest China-based manufacturer of photographic film, as of March 31, 2004.  The Company’s interest in Lucky Film is accounted for under the equity method of accounting as the Company has the ability to exercise significant influence over Lucky Film’s operating and financial policies.  Refer to Note 21, “Acquisitions” for further discussion of this purchase.

Kodak has no other material activities with its equity method investees.

Cost Method -

The Company also has certain investments with less than a 20% ownership interest in various private companies whereby the Company does not have the ability to exercise significant influence.  These investments are accounted for under the cost method.  The remaining carrying value of the Company’s investments accounted for under the cost method at December 31, 2004 and 2003 of $19 million and $20 million, respectively, is included in other long-term assets in the accompanying Consolidated Statement of Financial Position.

The Company recorded total charges for the years ended December 31, 2004, 2003 and 2002 of $0 million, $7 million and $45 million, respectively, for other than temporary impairments relating to certain of its strategic and non-strategic venture investments, which were accounted for under the cost method.  The strategic venture investment impairment charges for the years ended December 31, 2004, 2003 and 2002 of $0 million, $3 million and $27 million, respectively, were recorded in selling, general and administrative expenses in the accompanying Consolidated Statement of Earnings.  The non-strategic venture investment impairment charges for the years ended December 31, 2004, 2003 and 2002 of $0 million, $4 million and $18 million, respectively, were recorded in other income (charges), net, in the accompanying Consolidated Statement of Earnings.  The charges were taken in the respective periods in which the available evidence, including subsequent financing rounds, independent valuations, and other factors indicated that the underlying investments were permanently impaired.

NOTE 8:  ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

(in millions)	2004	2003

		(Restated)
Accounts payable, trade	$868	$832
Accrued advertising and promotional expenses	762	738
Accrued employment-related liabilities	872	889
Accrued restructuring liabilities	355	267
Other	1,039	904

Total	$3,896	$3,630

The other component above consists of other miscellaneous current liabilities that, individually, are less than 5% of the total current liabilities component within the Consolidated Statement of Financial Position, and therefore, have been aggregated in accordance with Regulation S-X.

NOTE 9:  SHORT-TERM BORROWINGS AND LONG-TERM DEBT

SHORT-TERM BORROWINGS

The Company’s short-term borrowings at December 31, 2004 and 2003 were as follows:

(in millions)	2004	2003

Commercial paper	$—	$304
Current portion of long-term debt	400	457
Short-term bank borrowings	69	185

Total	$469	$946

The weighted-average interest rate for commercial paper outstanding at December 31, 2003 was 2.95%.  The weighted-average interest rates for short-term bank borrowings outstanding at December 31, 2004 and 2003 were 5.02% and 3.79%, respectively.

LINES OF CREDIT

The Company has $2,225 million in committed revolving credit facilities, which are available for general corporate purposes including the support of the Company’s commercial paper program.  The credit facilities are comprised of the $1,000 million 364-day committed revolving credit facility (364-Day Facility) expiring in July 2005 and a 5-year committed facility at $1,225 million expiring in July 2006 (5-Year Facility).  If unused, they have a commitment fee of $4.5 million per year at the Company’s current credit rating of Baa3 and BBB- from Moody’s and Standard & Poors (S&P), respectively.  Interest on amounts borrowed under these facilities is calculated at rates based on spreads above certain reference rates and the Company’s credit rating.  The Company issues letters of credit under the 5-Year Facility.  As of December 31, 2004, there were $103 million of letters of credit outstanding under the 5-Year Facility.  The remainder of the 5-Year Facility and the 364-Day Facility was unused at December 31, 2004.  In February 2005, the Company issued $31 million in letters of credit in support of Workers’ Compensation liabilities.  Under the 364-Day Facility and 5-Year Facility, there is a quarterly financial covenant that requires the Company to maintain a debt to EBITDA (earnings before interest, income taxes, depreciation and amortization) ratio, on a rolling four-quarter basis, of not greater than 3 to 1.  In the event of violation of the covenant, the facility would not be available for borrowing until the covenant provisions were waived, amended or satisfied.  The Company was in compliance with this covenant at December 31, 2004.  The Company does not anticipate that a violation is likely to occur.

The Company has other committed and uncommitted lines of credit at December 31, 2004 totaling $148 million and $753 million, respectively.  These lines primarily support borrowing needs of the Company’s subsidiaries, which include term loans, overdraft lines, letters of credit and revolving credit lines.  Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market conditions.  Total outstanding borrowings against these other committed and uncommitted lines of credit at December 31, 2004 were $53 million and $47 million, respectively.  These outstanding borrowings are reflected in the short-term borrowings in the accompanying Consolidated Statement of Financial Position at December 31, 2004.

Accounts Receivable Securitization Program

The Company has an accounts receivable securitization program (the Program), which provides the Company with borrowings up to a maximum of $200 million.  The Program is renewable annually, subject to the bank’s approval in March.  Under the Program, the Company sells certain of its domestic trade accounts receivable without recourse to EK Funding LLC, a Kodak wholly owned, consolidated, bankruptcy-remote, limited purpose, limited liability corporation (EKFC).  Kodak continues to service, administer and collect the receivables.  A bank, acting as the Program agent, purchases undivided percentage ownership interests in those receivables on behalf of the conduit purchasers, who have a first priority security interest in the related receivables pool.  The receivables pool at December 31, 2004, representing the outstanding balance of the gross accounts receivable sold to EKFC, totaled approximately $555 million.  As the Company has the right at any time during the Program to repurchase all of the then outstanding purchased interests for a purchase price equal to the outstanding principal plus accrued fees, the receivables remain on the Company’s Consolidated Statement of Financial Position, and the proceeds from the sale of undivided interests are recorded as secured borrowings.

As the Program is renewable annually subject to the bank’s approval, the secured borrowings under the Program are included in short-term borrowings.  At December 31, 2004, the Company had no outstanding secured borrowings under the Program.

The cost of the secured borrowings under the Program is comprised of yield, liquidity, conduit, Program and Program agent fees.  The yield fee is subject to a floating rate, based on the average of the conduits’ commercial paper rates.  The total charge for these fees is recorded in interest expense.  Interest expense for the year ended December 31, 2004 in relation to the Program was not material.

The Program agreement contains a number of customary covenants and termination events.  Upon the occurrence of a termination event, all secured borrowings under the Program shall be immediately due and payable.  The Company was in compliance with all such covenants at December 31, 2004.

LONG-TERM DEBT

Long-term debt and related maturities and interest rates were as follows at December 31, 2004 and 2003 (in millions):

			2004		2003

Country	Type	Maturity	Weighted- Average Interest Rate	Amount OutStand- ing	Weighted- Average Interest Rate	Amount OutStand- ing

U.S.	Medium-term	2004	—	$—	1.72%*	$200
U.S.	Medium-term	2005	2.84%*	100	1.73%*	100
U.S.	Medium-term	2005	7.25%	200	7.25%	200
U.S.	Medium-term	2006	6.38%	500	6.38%	500
U.S.	Medium-term	2008	3.63%	249	3.63%	249
U.S.	Term note	2008	—	—	9.50%	34
U.S.	Term note	2013	7.25%	500	7.25%	500
U.S.	Term note	2018	9.95%	3	9.95%	3
U.S.	Term note	2021	9.20%	10	9.20%	10
U.S.	Convertible	2033	3.38%	575	3.38%	575
China	Bank loans	2004	—	—	5.50%	225
China	Bank loans	2005	5.45%	88	5.45%	106
Qualex	Notes	2004-2010	5.08%	20	5.53%	49
Other				7		8

				2,252		2,759
Current portion of long-term debt				(400)		(457)

Long-term debt, net of current portion				$1,852		$2,302

* Represents debt with a variable interest rate.

Annual maturities (in millions) of long-term debt outstanding at December 31, 2004 are as follows:  $400 in 2005, $509 in 2006, $4 in 2007, $250 in 2008,  $1 in 2009 and $1,088 in 2010 and beyond.

In May 2003, the Company issued Series A fixed rate medium-term notes and Series A floating rate medium-term notes under its then existing debt shelf registration totaling $250 million and $100 million, respectively, as follows:

                      (in millions)

Type	Principal	Annual Interest Rate	Maturity

Series A fixed rate	$250	3.625%	May 2008

Series A floating rate	100	3-month LIBOR plus 0.55%	November 2005

Total	$350

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

On October 10, 2003, the Company completed the offering and sale of $500 million aggregate principal amount of Senior Notes due 2013 (the Notes), which was made pursuant to the Company’s new debt shelf registration.  The remaining unused balance under the Company’s new debt shelf is $2,150 million.  Concurrent with the offering and sale of the Notes, on October 10, 2003, the Company completed the private placement of $575 million aggregate principal amount of Convertible Senior Notes due 2033 (the Convertible Securities) to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933.  Interest on the Convertible Securities will accrue at the rate of 3.375% per annum and is payable semiannually.  The Convertible Securities are unsecured and rank equally with all of the Company’s other unsecured and unsubordinated indebtedness.  As a condition of the private placement, on January 6, 2004 the Company filed a shelf registration statement under the Securities Act of 1933 relating to the resale of the Convertible Securities and the common stock to be issued upon conversion of the Convertible Securities pursuant to a registration rights agreement, and made this shelf registration statement effective on February 6, 2004.

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

The holders have the right to require the Company to purchase their Convertible Securities for cash at a purchase price equal to 100% of the principal amount of the Convertible Securities plus any accrued and unpaid interest on October 15, 2010, October 15, 2013, October 15, 2018, October 15, 2023 and October 15, 2028, or upon a fundamental change as described in the offering memorandum filed under Rule 144A in conjunction with the private placement of the Convertible Securities.  As of December 31, 2004, the Company has reserved 18,536,447 shares in treasury stock to cover potential future conversions of these Convertible Securities into common stock.

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

In November 2004, the Emerging Issues Task Force finalized the consensus in Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (EITF 04-8).  EITF 04-8 requires that contingent convertible instruments be included in diluted earnings per share regardless of whether a market price trigger or other contingent feature has been met.  EITF 04-8 is effective for reporting periods ending after December 15, 2004 and requires restatement of prior periods.  See Note 1, “Significant Accounting Policies,” “Earnings Per Share” for further discussion.

NOTE 10:  OTHER LONG-TERM LIABILITIES

(in millions)	2004	2003

		(Restated)
Deferred compensation	$176	$164
Environmental liabilities	153	141
Deferred income taxes	67	89
Minority interest in Kodak companies	25	45
Other	325	223

Total	$746	$662

The other component above consists of other miscellaneous long-term liabilities that, individually, are less than 5% of the total liabilities component in the accompanying Consolidated Statement of Financial Position, and therefore, have been aggregated in accordance with Regulation S-X.

NOTE 11:  COMMITMENTS AND CONTINGENCIES

Environmental

Cash expenditures for pollution prevention and waste treatment for the Company’s current facilities were as follows:

(in millions)	2004	2003	2002

Recurring costs for pollution prevention and waste treatment	$75	$74	$67
Capital expenditures for pollution prevention and waste treatment	7	8	12
Site remediation costs	3	2	3

Total	$85	$84	$82

At December 31, 2004 and 2003, the Company’s undiscounted accrued liabilities for environmental remediation costs amounted to $153 million and $141 million, respectively.  These amounts are reported in other long-term liabilities in the accompanying Consolidated Statement of Financial Position.

The Company is currently implementing a Corrective Action Program required by the Resource Conservation and Recovery Act (RCRA) at the Kodak Park site in Rochester, NY.  As part of this program, the Company has completed the RCRA Facility Assessment (RFA), a broad-based environmental investigation of the site.  The Company is currently in the process of completing, and in some cases has completed, RCRA Facility Investigations (RFI) and Corrective Measures Studies (CMS) for areas at the site.  At December 31, 2004, estimated future investigation and remediation costs of $67 million are accrued for this site and are included in the $153 million reported in other long-term liabilities.

The Company announced the closing of three manufacturing facilities outside the United States in 2004.  The Company has obligations with estimated future investigation, remediation and monitoring costs of $21 million at two of these facilities.  At December 31, 2004, these costs are accrued and included in the $153 million reported in other long-term liabilities.

The Company has obligations relating to other operating sites and former operations with estimated future investigation, remediation and monitoring costs of $35 million.  At December 31, 2004, these costs are accrued and included in the $153 million reported in other long-term liabilities.

The Company has retained certain obligations for environmental remediation and Superfund matters related to certain sites associated with the non-imaging health businesses sold in 1994.  At December 31, 2004, estimated future remediation costs of $30 million are accrued for these sites and are included in the $153 million reported in other long-term liabilities.

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

A Consent Decree was signed in 1994 in settlement of a civil complaint brought by the U.S. Environmental Protection Agency and the U.S. Department of Justice.  In connection with the Consent Decree, the Company is subject to a Compliance Schedule, under which the Company has improved its waste characterization procedures, upgraded one of its incinerators, and is evaluating and upgrading its industrial sewer system.  The total expenditures required to complete this program are currently estimated to be approximately $15 million over the next five years.  These expenditures are incurred as part of plant operations and, therefore, are not included in the environmental accrual at December 31, 2004.

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

Other Commitments and Contingencies

The Company has entered into agreements with several companies, which provide Kodak with products and services to be used in its normal operations.  These agreements are related to supplies, production and administrative services, as well as marketing and advertising.  The terms of these agreements cover the next two to eighteen years.  The minimum payments for these agreements are approximately $182 million in 2005, $171 million in 2006, $155 million in 2007, $117 million in 2008, $75 million in 2009 and $159 million in 2010 and thereafter.

Qualex, a wholly owned subsidiary of Kodak, has a 50% ownership interest in Express Stop Financing (ESF), which is a joint venture partnership between Qualex and a subsidiary of Dana Credit Corporation (DCC), a wholly owned subsidiary of Dana Corporation.  Qualex accounts for its investment in ESF under the equity method of accounting.  ESF provided a long-term financing solution to Qualex’s photofinishing customers in connection with Qualex’s leasing of photofinishing equipment to third parties, as opposed to Qualex extending long-term credit.  As part of the operations of its photofinishing services, Qualex sold equipment under a sales-type lease arrangement and recorded a long-term receivable.  These long-term receivables were subsequently sold to ESF without recourse to Qualex and, therefore, these receivables were removed from Qualex’s accounts.  ESF incurred debt to finance the purchase of the receivables from Qualex.  This debt was collateralized solely by the long-term receivables purchased from Qualex, and in part, by a $40 million guarantee from DCC.  This guarantee was terminated on December 17, 2004 in conjunction with the payment in full of this debt on the same date (see below).  Qualex provided no guarantee or collateral to ESF’s creditors in connection with the debt, and ESF’s debt was non-recourse to Qualex.  Qualex’s only continued involvement in connection with the sale of the long-term receivables is the servicing of the related equipment under the leases.  Qualex has continued revenue streams in connection with this equipment through future sales of photofinishing consumables, including paper and chemicals, and maintenance.

Although the lessees’ requirement to pay ESF under the lease agreements is not contingent upon Qualex’s fulfillment of its servicing obligations, under the agreement with ESF, Qualex would be responsible for any deficiency in the amount of rent not paid to ESF as a result of any lessee’s claim regarding maintenance or supply services not provided by Qualex.  Such lease payments would be made in accordance with the original lease terms, which generally extend over 5 to 7 years.  To date, the Company has incurred no such material claims, and Qualex does not anticipate any significant situations where it would be unable to fulfill its service obligations under the arrangement with ESF.  ESF’s outstanding lease receivable amount was approximately $113 million at December 31, 2004.

Effective July 20, 2004, ESF entered into an agreement amending the Receivables Purchase Agreement (RPA), which represents the financing arrangement between ESF and its banks.  Under the amended RPA agreement, maximum borrowings were lowered to $200 million.  On December 17, 2004, ESF terminated the RPA upon payment in full, to its banks, of the then outstanding balance of the RPA totaling $138 million.  Pursuant to the ESF partnership agreement between Qualex and DCC, commencing October 6, 2003, Qualex no longer sells its lease receivables to ESF.  Qualex currently is utilizing the services of Imaging Financial Services, Inc., a wholly owned subsidiary of General Electric Capital Corporation, as its primary financing solution for prospective leasing activity with its U.S. customers.

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

At December 31, 2004, the Company had outstanding letters of credit totaling $110 million and surety bonds in the amount of $117 million primarily to ensure the completion of environmental remediations and payment of possible casualty and workers’ compensation claims. In February of 2005, the Company issued $31 million in letters of credit in support of Workers’ Compensation liabilities.

Rental expense, net of minor sublease income, amounted to $161 million in 2004, and $157 million in each of the years 2003 and 2002.  The approximate amounts of noncancelable lease commitments with terms of more than one year, principally for the rental of real property, reduced by minor sublease income, are $128 million in 2005, $97 million in 2006, $79 million in 2007, $61 million in 2008, $46 million in 2009 and $104 million in 2010 and thereafter.

In December 2003, the Company sold a property in France for approximately $65 million, net of direct selling costs, and then leased back a portion of this property for a nine-year term.  In accordance with SFAS No. 98, “Accounting for Leases,” the entire gain on the property sale of approximately $57 million was deferred and no gain was recognizable upon the closing of the sale as the Company’s continuing involvement in the property is deemed to be significant.  As a result, the Company is accounting for the transaction as a financing.  Future minimum lease payments under this noncancelable lease commitment amounts noted above include approximately $5 million per year for 2005 through 2009, and approximately $15 million for 2010 and thereafter, in relation to this transaction.

On March 8, 2004, the Company filed a complaint against Sony Corporation in federal district court in Rochester, New York, for digital camera patent infringement.  Several weeks later, on March 31, 2004, Sony sued the Company for digital camera patent infringement in federal district court in Newark, New Jersey.  Sony subsequently filed a second lawsuit against the Company in Newark, New Jersey, alleging infringement of a variety of other Sony patents.  The Company filed a counterclaim in the New Jersey action, asserting infringement by Sony of the Company’s kiosk patents.  The Company successfully moved to transfer Sony’s New Jersey digital camera patent infringement case to Rochester, New York, and the two digital camera patent infringement cases are now consolidated for purposes of discovery.  Based on the current discovery schedule, the Company expects that claims construction hearings in the digital camera cases will take place in 2006.  Both the Company and Sony Corporation seek unspecified damages and other relief. Although this lawsuit may result in the Company’s recovery of damages, the amount of the damages, if any, cannot be quantified at this time.  Accordingly, the Company has not recognized any gain in the financial statements as of December 31, 2004, in connection with this matter.

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

The case was dismissed with prejudice.

The Company and its subsidiary companies are involved in lawsuits, claims, investigations and proceedings, including product liability, commercial, intellectual property, environmental, and health and safety matters, which are being handled and defended in the ordinary course of business.  There are no such matters pending representing contingent losses that the Company and its General Counsel expect to be material in relation to the Company’s business, financial position or results of operations, or cash flows.

NOTE 12:  GUARANTEES

The Company guarantees debt and other obligations under agreements with certain affiliated companies and customers.  At December 31, 2004, these guarantees totaled a maximum of $356 million, with outstanding guaranteed amounts of $149 million.  The maximum guarantee amount includes guarantees of up to: $160 million of debt for KPG ($30 million outstanding); $128 million of customer amounts due to banks in connection with various banks’ financing of customers’ purchase of product and equipment from Kodak ($71 million outstanding), and $68 million for other unconsolidated affiliates and third parties ($48 million outstanding).  The KPG debt facility and the related guarantee mature on December 31, 2005.  The guarantees for the other unconsolidated affiliates and third party debt mature between 2005 and 2010. The customer financing agreements and related guarantees typically have a term of 90 days for product and short-term equipment financing arrangements, and up to five years for long-term equipment financing arrangements.  These guarantees would require payment from Kodak only in the event of default on payment by the respective debtor.  In some cases, particularly for guarantees related to equipment financing, the Company has collateral or recourse provisions to recover and sell the equipment to reduce any losses that might be incurred in connection with the guarantee.

Management believes the likelihood is remote that material payments will be required under any of the guarantees disclosed above.  With respect to the guarantees that the Company issued in the year ended December 31, 2004, the Company assessed the fair value of its obligation to stand ready to perform under these guarantees by considering the likelihood of occurrence of the specified triggering events or conditions requiring performance as well as other assumptions and factors.  The Company has determined that the fair value of the guarantees was not material to the Company’s financial position, results of operations or cash flows.

The Company also guarantees debt owed to banks for some of its consolidated subsidiaries.  The maximum amount guaranteed is $306 million, and the outstanding debt under those guarantees, which is recorded within the short-term borrowings and long-term debt, net of current portion components in the accompanying Consolidated Statement of Financial Position, is $166 million.  These guarantees expire in 2005 through 2006.

The Company may provide up to $100 million in loan guarantees to support funding needs for SK Display Corporation, an unconsolidated affiliate in which the Company has a 34% ownership interest.  As of December 31, 2004, the Company has not been required to guarantee any of SK Display Corporation’s outstanding debt.

Indemnifications

The Company issues indemnifications in certain instances when it sells businesses and real estate, and in the ordinary course of business with its customers, suppliers, service providers and business partners.  Further, the Company indemnifies its directors and officers who are, or were, serving at Kodak’s request in such capacities.  Historically, costs incurred to settle claims related to these indemnifications have not been material to the Company’s financial position, results of operations or cash flows.  Additionally, the fair value of the indemnifications that the Company issued during the year ended December 31, 2004 was not material to the Company’s financial position, results of operations or cash flows.

Warranty Costs

The Company has warranty obligations in connection with the sale of its equipment.  The original warranty period for equipment products is generally one year or less.  The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale.  The Company estimates its warranty cost at the point of sale for a given product based on historical failure rates and related costs to repair.  The change in the Company’s accrued warranty obligations balance, which is reflected in accounts payable and other current liabilities in the accompanying Consolidated Statement of Financial Position, was as follows:

(in millions)

Accrued warranty obligations at December 31, 2002	$43
Actual warranty experience during 2003	(53)
2003 warranty provisions	59

Accrued warranty obligations at December 31, 2003	$49
Actual warranty experience during 2004	(60)
2004 warranty provisions	75
Adjustments for changes in estimates	(2)

Accrued warranty obligations at December 31, 2004	$62

The Company also offers extended warranty arrangements to its customers that are generally one year, but may range from three months to three years after the original warranty period.  The Company provides repair services and routine maintenance under these arrangements.  The Company has not separated the extended warranty revenues and costs from the routine maintenance service revenues and costs, as it is not practicable to do so.  Costs incurred under these extended warranty arrangements for the year ended December 31, 2004 amounted to $208 million.  The change in the Company’s deferred revenue balance in relation to these extended warranty arrangements, which is reflected in accounts payable and other current liabilities in the accompanying Consolidated Statement of Financial Position, was as follows:

(in millions)

Deferred revenue at December 31, 2002	$103
New extended warranty arrangements in 2003	372
Recognition of extended warranty arrangement revenue in 2003	(355)
Adjustments for changes in estimates	(2)

Deferred revenue at December 31, 2003	$118
New extended warranty arrangements in 2004	411
Recognition of extended warranty arrangement revenue in 2004	(388)

Deferred revenue at December 31, 2004	$141

NOTE 13:  FINANCIAL INSTRUMENTS

The following table presents the carrying amounts of the assets (liabilities) and the estimated fair values of financial instruments at December 31, 2004 and 2003:

	2004		2003

(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Marketable securities:
Current	$3	$3	$11	$11
Long-term	24	26	24	35
Long-term borrowings	(1,852)	(2,039)	(2,302)	(2,450)
Foreign currency forwards	25	25	(1)	(1)
Silver forwards	—	—	1	1

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

The Company periodically enters into foreign currency forward contracts that are designated as cash flow hedges of exchange rate risk related to forecasted foreign currency denominated intercompany sales.  At December 31, 2004, the Company had no open cash flow hedges related to these foreign currency forward contracts.  During 2004, as a result of the sale of intercompany foreign currency denominated assets and liabilities to third parties, a pre-tax loss of $16 million was reclassified from accumulated other comprehensive (loss) income to cost of goods sold.  Hedge ineffectiveness was insignificant.

The Company does not apply hedge accounting to the foreign currency forward contracts used to offset currency-related changes in the fair value of foreign currency denominated assets and liabilities.  These contracts are marked to market through earnings at the same time that the exposed assets and liabilities are remeasured through earnings (both in other income (charges), net).  The majority of the contracts of this type held by the Company are denominated in euros, Australian dollars, and Canadian dollars.  At December 31, 2004, the fair value of these open contracts was an unrealized gain of $25 million (pre-tax).

The Company has entered into silver forward contracts that are designated as cash flow hedges of price risk related to forecasted worldwide silver purchases.  The Company used silver forward contracts to minimize its exposure to increases in silver prices in 2002, 2003, and 2004.  At December 31, 2004, the Company had open forward contracts with maturities through March 2005.

At December 31, 2004, the fair value of open silver forward contracts was an unrealized loss of less than $1 million (pre-tax), which is included in accumulated other comprehensive (loss) income.  If this amount were to be realized, all of it would be reclassified into cost of goods sold during the next twelve months.  Additionally, realized gains of $2 million (pre-tax), related to closed silver contracts, have been deferred in accumulated other comprehensive (loss) income.  These gains will be reclassified into cost of goods sold as silver-containing products are sold, all within the next twelve months.  During 2004, resulting from the sale of silver containing products, a realized gain of $10 million (pre-tax) was recorded in cost of goods sold.  Hedge ineffectiveness was insignificant.

The Company’s financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments.  The Company manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties.  The Company has procedures to monitor the credit exposure amounts.  The maximum credit exposure at December 31, 2004 was not significant to the Company.

The Company has a 50 percent ownership interest in KPG, a joint venture accounted for under the equity method.  The Company’s proportionate share of KPG’s other comprehensive income is therefore included in its presentation of other comprehensive (loss) income displayed in the Consolidated Statement of Shareholders’ Equity.

NOTE 14:  OTHER INCOME (CHARGES), NET

(in millions)	2004	2003 (Restated)	2002

Income (charges):
Investment income	$18	$19	$20
Loss on foreign exchange transactions	(10)	(10)	(19)
Equity in income (losses) of unconsolidated affiliates	30	(41)	(106)
Gain on sales of capital assets	15	13	24
Interest on past-due receivables and finance revenue on sales	4	5	6
Minority interest	(2)	(24)	(17)
Non-strategic venture investment impairments	—	(4)	(18)
Sun Microsystems settlement	92	—	—
BIGT settlement	9	—	—
Other	5	(9)	9

Total	$161	$(51)	$(101)

NOTE 15:  INCOME TAXES

The components of earnings from continuing operations before income taxes and the related (benefit) provision for U.S. and other income taxes were as follows:

(in millions)	2004	2003	2002

		(Restated)
Earnings (loss) before income taxes
U.S.	$(581)	$(205)	$165
Outside the U.S.	487	309	729

Total	$(94)	$104	$894

U.S. income taxes
Current (benefit) provision	$(227)	$(88)	$38
Deferred benefit	(73)	(41)	(31)
Income taxes outside the U.S.
Current provision	141	133	101
Deferred (benefit) provision	(2)	(87)	22
State and other income taxes
Current provision (benefit)	(3)	(6)	10
Deferred provision (benefit)	(11)	4	(7)

Total	$(175)	$(85)	$133

The Company recognized net income of $475 million from discontinued operations for 2004, which was net of a tax provision of $275 million.  Net income from discontinued operations for 2003 and 2002 was $64 million and $9 million, respectively, which was net of tax provisions of $10 million and $6 million, respectively.  The discontinued operations tax provision for 2003 includes an $18 million tax benefit related to the reversal of tax reserves resulting from the elimination of uncertainties surrounding the realizability of such benefits.

The differences between income taxes computed using the U.S. federal income tax rate and the (benefit) provision for income taxes for continuing operations were as follows:

(in millions)	2004	2003	2002

		(Restated)
Amount computed using the statutory rate	$(33)	$36	$313
Increase (reduction) in taxes resulting from:
State and other income taxes, net of federal	(9)	(3)	1
Export sales and manufacturing credits	(30)	(25)	(23)
Operations outside the U.S.	(89)	(69)	(96)
Valuation allowance	(10)	11	56
Business closures, restructuring and land donation	—	(13)	(99)
Tax settlements, including interest	(32)	—	—
Interest on reserves	33	(16)	(29)
Other, net	(5)	(6)	10

(Benefit) provision for income taxes	$(175)	$(85)	$133

During 2004, the Company reached a settlement with the Internal Revenue Service covering tax years 1982-1992. As a result, the Company recognized a tax benefit of $37 million in 2004, which consisted of benefits of $32 million related to a formal concession concerning the taxation of certain intercompany royalties that could not legally be distributed to the parent entity and $9 million related to the income tax treatment of a patent infringement litigation settlement, and a $4 million charge related to other tax items. The Company also reached a favorable resolution of interest calculations for these years, and recorded a benefit of $8 million. Finally, the Company recorded net charges of $13 for adjustments for audit years 1993 and thereafter.

The audit for tax years 1993-1998 has progressed to the administrative appeals level of the IRS and the Company anticipates that it will be formally settled during 2005.  The finalization of this settlement could have a significant impact upon the Company’s 2005 effective tax rate and operating results because the settlement covers six years and also includes significant transactional activity associated with the disposition of various businesses.

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

A degree of judgment is required in determining our effective tax rate and in evaluating our tax position.  The Company establishes reserves when, despite significant support for the Company’s filing position, a belief exists that these positions may be challenged by the respective tax jurisdiction.  The reserves are adjusted upon the occurrence of external, identifiable events.  A change in our tax reserves could have a significant impact on our effective tax rate and our operating results.

The significant components of deferred tax assets and liabilities were as follows:

(in millions)	2004	2003

		(Restated)
Deferred tax assets
Pension and postretirement obligations	$835	$901
Restructuring programs	145	42
Foreign tax credit	189	137
Employee deferred compensation	214	162
Inventories	84	82
Tax loss carryforwards	234	338
Other	379	661

Total deferred tax assets	2,080	2,323

Deferred tax liabilities
Depreciation	584	663
Leasing	101	135
Other	298	475

Total deferred tax liabilities	983	1,273

Valuation allowance	131	141

Net deferred tax assets	$966	$909

Deferred tax assets (liabilities) are reported in the following components within the Consolidated Statement of Financial Position:

(in millions)	2004	2003

		(Restated)
Deferred income taxes (current)	$556	$596
Other long-term assets	521	439
Accrued income taxes	(44)	(37)
Other long-term liabilities	(67)	(89)

Net deferred tax assets	$966	$909

At December 31, 2004, the Company had available net operating loss carryforwards of approximately $509 million for income tax purposes, of which approximately $330 million has an indefinite carryforward period.  The remaining $179 million expires between the years 2005 and 2019.  The Company has $189 million of unused foreign tax credits at December 31, 2004, with various expiration dates through 2014.

The valuation allowance as of December 31, 2004 of $131 million is attributable to certain net operating loss and capital loss carryforwards outside the U.S.  The valuation allowance as of December 31, 2003 of $141 million is attributable to both U.S. foreign tax credits and certain net operating loss and capital loss carryforwards outside the U.S.  The valuation allowance at December 31, 2003 included $56 million related to U.S. foreign tax credit carryforwards which, because of a short carryforward period, the Company would only be able to utilize if it were to forgo other tax benefits. In October of 2004, The American Jobs Creation Act of 2004 (the Act) was signed into law.  The Act extended the foreign tax credit carryforward period and this will allow the Company to realize the credits without having to forgo other tax benefits.  Accordingly, the valuation allowance of $56 million has been reversed in the fourth quarter of 2004.

Additionally during 2004, the Company increased the valuation allowance that had been provided at December 31, 2003 by $46 million.  The $46 million increase related to net operating loss carryforwards and other deferred tax assets for certain of its subsidiaries for which management believed that it was more likely than not that the Company would be unable to generate sufficient taxable income to realize these benefits.

During 2003, the Company increased the valuation allowance that had been provided at December 31, 2002 by $11 million that related to net operating loss carryforwards for certain of its subsidiaries for which management believed that it was more likely than not that the Company would be unable to generate sufficient taxable income to realize these benefits.

The Company has recognized the balance of its deferred tax assets on the belief that it is more likely than not that they will be realized.  This belief is based on all available evidence, including historical operating results, projections of taxable income, and tax planning strategies.

The Company has been utilizing net operating loss carryforwards to offset taxable income from its operations in China that have become profitable.  The Company has been granted a tax holiday in China that became effective when the net operating loss carryforwards were fully utilized during 2004.  The tax holiday thus became effective during 2004, and the Company’s tax rate in China was zero percent for 2004 and will be zero percent for 2005.  For 2006, 2007 and 2008, the Company’s tax rate will be 7.5%, which is 50% of the normal 15% tax rate for the jurisdiction in which Kodak operates.  Thereafter, the Company’s tax rate will be 15%.

Retained earnings of subsidiary companies outside the U.S. were approximately $1,919 million and  $1,857 million at December 31, 2004 and 2003 (as restated), respectively.  Deferred taxes have not been provided on such undistributed earnings, as it is the Company’s policy to permanently reinvest its retained earnings, and it is not practicable to determine the deferred tax liability on such undistributed earnings in the event they were to be remitted.  However, the Company periodically repatriates a portion of these earnings to the extent that it can do so tax-free.

As discussed, the Act was signed into law in October of 2004.  The Act creates a temporary incentive for U.S. multinationals to repatriate foreign subsidiary earnings by providing a 85% dividends received deduction for certain dividends from controlled foreign corporations.  The deduction is subject to a number of limitations and requirements, including adoption of a specific domestic reinvestment plan for the repatriated earnings.  Whether the Company will ultimately take advantage of the temporary incentive depends on a number of factors.  The Company is not yet in a position to finalize its decision regarding this temporary incentive, although it needs to do so before December 31, 2005.  Until the time that the Company finalizes its decision, the Company will make no changes in its current intention to indefinitely reinvest accumulated earnings of its foreign subsidiaries.  As a result, no provision has been made for income taxes that would be payable upon distribution of such earnings.

NOTE 16:  RESTRUCTURING COSTS AND OTHER

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

Restructuring Programs Summary

The activity in the accrued restructuring balances and the non-cash charges incurred in relation to all of the restructuring programs described below was as follows for fiscal 2004:

(in millions)	Balance Dec. 31, 2003	Costs Incurred	Rever- sals	Cash Pay- ments	Non- cash Settle- ments	Other Adjustments and Reclasses (1)	Balance Dec. 31, 2004

2004-2006 Program:
Severance reserve	$—	$418	$(6)	$(169)	$—	$24	$267
Exit costs reserve	—	99	(1)	(47)	—	(15)	36

Total reserve	$—	$517	$(7)	$(216)	$—	$9	$303

Long-lived asset impairments and inventory write-downs	$—	$157	$—	$—	$(157)	$—	$—
Accelerated depreciation	—	152	—	—	(152)	—	—
Q3 2003 Program:
Severance reserve	$180	$45	$(4)	$(208)	$—	$17	$30
Exit costs reserve	12	7	(3)	(14)	—	—	2

Total reserve	$192	$52	$(7)	$(222)	$—	$17	$32

Long-lived asset impairments and inventory write-downs	$—	$6	$—	$—	$(6)	$—	$—
Accelerated depreciation	$—	$24	$—	$—	$(24)	$—	$—
Q1 2003 Program:
Severance reserve	$23	$—	$(1)	$(15)	$—	$—	$7
Exit costs reserve	4	—	—	(4)	—	—	—

Total reserve	$27	$—	$(1)	$(19)	$—	$—	$7

Accelerated depreciation	$—	$7	$—	$—	$(7)	$—	$—
Phogenix Program:
Exit costs reserve	$9	$—	$(6)	$(3)	$—	$—	$—

Q4 2002 Program:
Severance reserve	$12	$—	$—	$(11)	$—	$—	$1
Exit costs reserve	8	1	(4)	(3)	—	—	2

Total reserve	$20	$1	$(4)	$(14)	$—	$—	$3

2001 Programs:
Severance reserve	$6	$—	$—	$(4)	$—	$—	$2
Exit costs reserve	13	—	(2)	(3)	—	—	8

Total reserve	$19	$—	$(2)	$(7)	$—	$—	$10

Total of all restructuring programs	$267	$916	$(27)	$(481)	$(346)	$26	$355

(1)

The Other Adjustments and Reclasses column of the table above includes reclassifications to Other long-term assets, Postretirement liabilities and Other long-term liabilities in the Consolidated Statement of Financial Position.  It also includes foreign currency translation adjustments of $19 million which are reflected in the Consolidated Statement of Earnings.

The costs incurred, net of reversals, which total $889 million for the year ended December 31, 2004, include $183 million and $21 million of charges related to accelerated depreciation and inventory write-downs, respectively, which were reported in cost of goods sold in the accompanying Consolidated Statement of Earnings for the year ended December 31, 2004.  The remaining costs incurred, net of reversals, of $685 million, were reported as restructuring costs and other in the accompanying Consolidated Statement of Earnings for the year ended December 31, 2004.  The severance costs and exit costs require the outlay of cash, while long-lived asset impairments, accelerated depreciation and inventory write-downs represent non-cash items.

2004-2006 Restructuring Program

In addition to completing the remaining initiatives under the Third Quarter, 2003 Restructuring Program, the Company announced on January 22, 2004 that it planned to develop and execute a comprehensive cost reduction program throughout the 2004 to 2006 timeframe.  The objective of these actions is to achieve a business model appropriate for the Company’s traditional businesses, and to sharpen the Company’s competitiveness in digital markets.

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

The Company implemented certain actions under this program during 2004.  As a result of these actions, the Company recorded charges of $674 million in 2004, which was composed of severance, long-lived asset impairments, exit costs and inventory write-downs of $418 million, $138 million, $99 million and $19 million, respectively.  The severance costs related to the elimination of approximately 9,625 positions, including approximately 4,700 photofinishing, 3,575 manufacturing, 425 research and development and 925 administrative positions.  The geographic composition of the positions to be eliminated includes approximately 5,075 in the United States and Canada and 4,550 throughout the rest of the world.  The reduction of the 9,625 positions and the $517 million charges for severance and exit costs are reflected in the 2004-2006 Restructuring Program table below.  The $138 million charge for long-lived asset impairments was included in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the year ended December 31, 2004.  The charges taken for inventory write-downs of $19 million were reported in cost of goods sold in the accompanying Consolidated Statement of Earnings for the year ended December 31, 2004.

The following table summarizes the activity with respect to the charges recorded in connection with the focused cost reduction actions that the Company has committed to under the 2004-2006 Restructuring Program and the remaining balances in the related reserves at December 31, 2004:

(dollars in millions)	Number of Employees	Severance Reserve	Exit Costs Reserve	Total	Long-lived Asset Impairments and Inventory Write-downs	Accelerated Depreciation

Q1, 2004 charges	—	$—	$—	$—	$1	$2
Q1, 2004 utilization	—	—	—	—	(1)	(2)

Balance at 3/31/04	—	—	—	—	—	—
Q2, 2004 charges	2,700	98	17	115	28	23
Q2, 2004 utilization	(800)	(12)	(11)	(23)	(28)	(23)
Q2, 2004 other adj. & reclasses	—	(2)	—	(2)	—	—

Balance at 6/30/04	1,900	84	6	90	—	—
Q3, 2004 charges	3,200	186	20	206	27	31
Q3, 2004 reversal	—	—	(1)	(1)	—	—
Q3, 2004 utilization	(2,075)	(32)	(14)	(46)	(27)	(31)
Q3, 2004 other adj. & reclasses	—	—	(5)	(5)	—	—

Balance at 9/30/04	3,025	238	6	244	—	—
Q4, 2004 charges	3,725	134	62	196	101	96
Q4, 2004 reversal	—	(6)	—	(6)	—	—
Q4, 2004 utilization	(2,300)	(125)	(22)	(147)	(101)	(96)
Q4, 2004 other adj. & reclasses	—	26	(10)	16	—	—

Balance at 12/31/04	4,450	$267	$36	$303	$—	$—

The severance charges of $418 million and the exit costs of $99 million were reported in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the year ended December 31, 2004.  Included in the $418 million charge taken for severance costs was a net curtailment gain of $6 million.  This net curtailment gain is disclosed in Note 17, “Retirement Plans” and Note 18, “Other Postretirement Benefits.”  Included in the $99 million charge taken for exit costs was a $16 million charge for environmental remediation associated with the closures of the manufacturing facility in Coburg, Australia and Toronto, Canada, and the closure of a Qualex wholesale photofinishing lab in the U.S.  The liability related to this charge is disclosed in Note 11, “Commitments and Contingencies” under “Environmental.”  During 2004, the Company made $169 million of severance payments and $47 million of exit cost payments related to the 2004-2006 Restructuring Program.  In the fourth quarter of 2004, the Company reversed $6 million of severance reserves, as severance payments were less than originally estimated.  The $1 million exit costs reserve reversal recorded in the third quarter of 2004 resulted from the settlement of a lease obligation for an amount that was less than originally estimated.  These reserve reversals were included in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the year ended December 31, 2004.  As a result of the initiatives already implemented under the 2004-2006 Restructuring Program, severance payments will be paid during periods through 2007 since, in many instances, the employees whose positions were eliminated can elect or are required to receive their payments over an extended period of time.  Most exit costs were paid during 2004.  However, certain costs, such as long-term lease payments, will be paid over periods after 2004.

As a result of initiatives implemented under the 2004-2006 Restructuring Program, the Company recorded $152 million of accelerated depreciation on long-lived assets in cost of goods sold in the accompanying Consolidated Statement of Earnings for the year ended December 31, 2004.  The accelerated depreciation relates to long-lived assets accounted for under the held and used model of SFAS No. 144.  The year-to-date amount of $152 million relates to $49 million of photofinishing facilities and equipment, $102 million of manufacturing facilities and equipment, and $1 million of administrative facilities and equipment that will be used until their abandonment.  The Company will record approximately $142 million of additional accelerated depreciation in 2005 related to the initiatives implemented in 2004.  Additional amounts of accelerated depreciation may be recorded in 2005 and 2006 as the Company continues to execute its 2004-2006 Restructuring Program.

The charges of $826 million recorded in 2004 included $435 million applicable to the D&FIS segment, $8 million applicable to the Health segment, $5 million applicable to the Graphic Communications segment and $2 million applicable to the Commercial Imaging segment.  The balance of $376 million was applicable to manufacturing, research and development, and administrative functions, which are shared across all segments.

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

The Company implemented certain actions under this Program during 2004.  As a result of these actions, the Company recorded charges of $58 million in 2004, which was composed of severance, exit costs, long-lived asset impairments and inventory write-downs of $45 million, $7 million, $4 million and $2 million, respectively.  The severance costs related to the elimination of approximately 2,000 positions, including approximately 850 photofinishing positions, 775 manufacturing positions and 375 administrative positions.  The geographic composition of the positions to be eliminated includes approximately 1,100 in the United States and Canada and 900 throughout the rest of the world.  The reduction of the 2,000 positions and the $52 million charges for severance and exit costs are reflected in the Third Quarter, 2003 Restructuring Program table below.  The $4 million charge for long-lived asset impairments was included in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the year ended December 31, 2004.  The charges taken for inventory write-downs of $2 million were reported in cost of goods sold in the accompanying Consolidated Statement of Earnings for the year ended December 31, 2004.

The following table summarizes the activity with respect to the charges recorded in connection with the focused cost reduction actions that the Company has committed to under the Third Quarter, 2003 Restructuring Program and the remaining balances in the related reserves at December 31, 2004:

(dollars in millions)	Number of Employees	Severance Reserve	Exit Costs Reserve	Total	Long-lived Asset Impairments and Inventory Write-downs	Accelerated Depreciation

Q3, 2003 charges	1,700	$123	$—	$123	$1	$14
Q3, 2003 utilization	(100)	(3)	—	(3)	(1)	(14)

Balance at 9/30/03	1,600	120	—	120	—	—
Q4, 2003 charges	2,150	103	40	143	109	7
Q4, 2003 utilization	(2,025)	(48)	(28)	(76)	(109)	(7)
Q4, 2003 other adj. & reclasses	—	5	—	5	—	—

Balance at 12/31/03	1,725	180	12	192	—	—
Q1, 2004 charges	2,000	44	7	51	6	14
Q1, 2004 utilization	(2,075)	(76)	(5)	(81)	(6)	(14)
Q1, 2004 other adj. & reclasses	—	18	—	18	—	—

Balance at 3/31/04	1,650	166	14	180	—	—
Q2, 2004 charges	—	—	—	—	—	6
Q2, 2004 reversal	—	(2)	(2)	(4)	—	—
Q2, 2004 utilization	(1,375)	(62)	(2)	(64)	—	(6)

Balance at 6/30/04	275	102	10	112	—	—
Q3, 2004 charges	—	—	—	—	—	3
Q3, 2004 reversal	—	(2)	—	(2)	—	—
Q3, 2004 utilization	(225)	(42)	(2)	(44)	—	(3)

Balance at 9/30/04	50	58	8	66	—	—
Q4, 2004 charges	—	1	—	1	—	1
Q4, 2004 reversal	—	—	(1)	(1)	—	—
Q4, 2004 utilization	(25)	(28)	(5)	(33)	—	(1)
Q4, 2004 other adj. & reclasses	—	(1)	—	(1)	—	—

	25	$30	$2	$32	$—	$—

The severance charges of $45 million and the exit costs of $7 million were reported in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the year ended December 31, 2004.  Included in the $45 million charge taken for severance costs was a net curtailment gain of $17 million.  The net curtailment gain is disclosed in Note 17, “Retirement Plans” and Note 18, “Other Postretirement Benefits.”  During 2004, the Company made $208 million of severance payments and $14 million of exit costs payments related to the Third Quarter, 2003 Restructuring Program.  In addition, the Company reversed $4 million of severance reserves and $3 million of exit costs reserves during 2004.  The severance reserve reversals were recorded, as severance payments were less than originally estimated.  The $2 million exit costs reserve reversal recorded during the second quarter of 2004 resulted from the Company settling a lease obligation for an amount that was less than originally estimated.  The additional $1 million of exit costs reserves reversed in the fourth quarter of 2004 resulted from the Company settling certain exit cost obligations for an amount that was less than originally estimated.  The severance and exit costs reserve reversals were included in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the year ended December 31, 2004.  The remaining severance payments relating to initiatives already implemented under the Third Quarter, 2003 Restructuring Program will be paid during 2005 since, in many instances, the employees whose positions were eliminated can elect or are required to receive their severance payments over an extended period of time.  Most exit costs were paid during 2004.  However, certain costs, such as long-term lease payments, will be paid over periods after 2004.

As a result of initiatives implemented under the Third Quarter, 2003 Restructuring Program, the Company recorded $24 million of accelerated depreciation on long-lived assets in cost of goods sold in the accompanying Consolidated Statement of Earnings for the year ended December 31, 2004.  The accelerated depreciation relates to long-lived assets accounted for under the held and used model of SFAS No. 144.  The year-to-date amount of $24 million relates to $17 million of manufacturing facilities and equipment and $7 million of photofinishing facilities and equipment that will be used until their abandonment.

The year-to-date charges of $82 million included $45 million applicable to the D&FIS segment, $6 million applicable to the Health segment and $1 million applicable to the Commercial Imaging segment.  The balance of $30 million was applicable to manufacturing, research and development, and administrative functions, which are shared across segments.  The program-to-date charges of $479 million included $253 million applicable to the D&FIS segment, $26 million applicable to the Health segment and $10 million applicable to the Commercial Imaging segment.  The balance of $190 million was applicable to manufacturing, research and development, and administrative functions, which are shared across segments.

As of the end of the first quarter of 2004, the Company had committed to all of the initiatives originally contemplated under the Third Quarter, 2003 Restructuring Program. The Company committed to the elimination of a total of 5,850 positions under the Third Quarter, 2003 Restructuring Program. The remaining 25 positions to be eliminated under the Third Quarter, 2003 Restructuring Program are expected to be completed during 2005.

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

The following table summarizes the activity with respect to the charges recorded in connection with the focused cost reduction actions that the Company has committed to under the First Quarter, 2003 Restructuring Program and the remaining balances in the related reserves at December 31, 2004:

(dollars in millions)	Number of Employees	Severance Reserve	Exit Costs Reserve	Total	Long-lived Asset Impairments and Inventory Write-downs	Accelerated Depreciation

Q1, 2003 charges	425	$31	$—	$31	$—	$—
Q1, 2003 utilization	(150)	(2)	—	(2)	—	—

Balance at 3/31/03	275	29	—	29	—	—
Q2, 2003 charges	500	17	4	21	5	—
Q2, 2003 utilization	(500)	(13)	—	(13)	(5)	—

Balance at 6/30/03	275	33	4	37	—	—
Q3, 2003 charges	925	19	4	23	1	16
Q3, 2003 utilization	(400)	(12)	(1)	(13)	(1)	(16)

Balance at 9/30/03	800	40	7	47	—	—
Q4, 2003 charges	—	—	—	—	—	8
Q4, 2003 utilization	(625)	(17)	(3)	(20)	—	(8)

Balance at 12/31/03	175	23	4	27	—	—
Q1, 2004 charges	—	—	—	—	—	6
Q1, 2004 reversal	—	(1)	—	(1)	—	—
Q1, 2004 utilization	(150)	(11)	(3)	(14)	—	(6)

Balance at 3/31/04	25	11	1	12	—	—
Q2, 2004 charges	—	—	—	—	—	1
Q2, 2004 utilization	—	(2)	—	(2)	—	(1)

Balance at 6/30/04	25	9	1	10	—	—
Q3, 2004 utilization	(25)	(1)	(1)	(2)	—	—

Balance at 9/30/04	—	8	—	8	—	—
Q4, 2004 utilization	—	(1)	—	(1)	—	—

Balance at 12/31/04	—	$7	$—	$7	$—	$—

During 2004, the Company made severance payments of $15 million and exit cost payments of $4 million related to the First Quarter, 2003 Restructuring Program.  In addition, the Company reversed $1 million of severance reserves during 2004, as severance payments were less than originally estimated.  This reversal was included in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the year ended December 31, 2004.  The remaining severance payments relating to initiatives already implemented under the First Quarter, 2003 Restructuring Program will be paid during 2005 since, in many instances, the employees whose positions were eliminated can elect or are required to receive their severance payments over an extended period of time.

As a result of initiatives implemented under the First Quarter, 2003 Restructuring Program, the Company recorded $7 million of accelerated depreciation on long-lived assets in cost of goods sold in the accompanying Consolidated Statement of Earnings for the year ended December 31, 2004.  The accelerated depreciation relates to long-lived assets accounted for under the held and used model of SFAS No. 144.  The year-to-date amount of $7 million relates to lab equipment used in photofinishing that was used until its abandonment.

The charges of $7 million recorded during 2004 were applicable to the D&FIS segment.  The program-to-date charges of $112 million included $92 million applicable to the D&FIS segment, $4 million applicable to the Commercial Imaging segment and $1 million applicable to the Graphic Communications segment.  The balance of $15 million was applicable to manufacturing and administrative functions, which are shared across all segments.

As of the end of the third quarter of 2003, the Company had committed to all of the initiatives originally contemplated under the First Quarter, 2003 Restructuring Program.  A total of 1,850 positions were eliminated as a result of the initiatives implemented under the First Quarter, 2003 Restructuring Program.

NOTE 17:  RETIREMENT PLANS

Substantially all U.S. employees are covered by a noncontributory defined benefit plan, the Kodak Retirement Income Plan (KRIP), which is funded by Company contributions to an irrevocable trust fund.  The funding policy for KRIP is to contribute amounts sufficient to meet minimum funding requirements as determined by employee benefit and tax laws plus additional amounts the Company determines to be appropriate.  Generally, benefits are based on a formula recognizing length of service and final average earnings.  Assets in the trust fund are held for the sole benefit of participating employees and retirees.  They are comprised of corporate equity and debt securities, U.S. government securities, partnership and joint venture investments, interests in pooled funds, and various types of interest rate, foreign currency and equity market financial instruments.

On March 25, 1999, the Company amended this plan to include a separate cash balance formula for all U.S. employees hired after February 1999.  All U.S. employees hired prior to that date were granted the option to choose the KRIP plan or the Cash Balance Plus plan.  Written elections were made by employees in 1999, and were effective January 1, 2000.  The Cash Balance Plus plan credits employees’ accounts with an amount equal to 4% of their pay, plus interest based on the 30-year treasury bond rate.  In addition, for employees participating in this plan and the Company’s defined contribution plan, the Savings and Investment Plan (SIP), the Company will match SIP contributions for an amount up to 3% of pay, for employee contributions of up to 5% of pay.  Company contributions to SIP were $15 million, $15 million and $14 million for 2004, 2003 and 2002, respectively.  As a result of employee elections to the Cash Balance Plus plan, the reductions in future pension expense will be almost entirely offset by the cost of matching employee contributions to SIP.  The impact of the Cash Balance Plus plan is shown as a plan amendment.

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

The net pension amounts recognized on the Consolidated Statement of Financial Position at December 31, 2004 and 2003 for all major funded and unfunded U.S. and Non-U.S. defined benefit plans are as follows:

	2004		2003 (Restated)

(in millions)	U.S.	Non- U.S.	U.S.	Non- U.S.

Change in Benefit Obligation
Projected benefit obligation at January 1	$6,588	$3,141	$6,239	$2,603
Acquisitions/divestitures	(291)	36	—	—
Service cost	119	38	119	38
Interest cost	381	169	410	148
Participant contributions	—	7	—	14
Plan amendment	—	—	—	18
Benefit payments	(707)	(204)	(692)	(173)
Actuarial loss	451	220	513	115
Curtailments	(66)	(9)	(1)	(2)
Settlements	—	(85)	—	(6)
Special termination benefits	—	52	—	3
Currency adjustments	—	270	—	383

Projected benefit obligation at December 31	$6,475	$3,635	$6,588	$3,141

Change in Plan Assets
Assets Fair value of plan assets at January 1	$6,503	$2,432	$5,790	$1,805
Acquisitions/divestitures	(291)	1	—	—
Actual return on plan assets	945	302	1,381	378
Employer contributions	30	166	24	126
Participant contributions	—	7	—	14
Settlements	—	—	—	(6)
Benefit payments	(707)	(262)	(692)	(173)
Currency adjustments	—	212	—	288

Fair value of plan assets at December 31	$6,480	$2,858	$6,503	$2,432

Funded Status at December 31	$5	$(777)	$(84)	$(709)
Unrecognized:
Net transition obligation (asset)	—	(2)	—	(3)
Net actuarial loss	631	957	695	859
Prior service cost (gain)	5	91	7	36

Net amount recognized at December 31	$641	$269	$618	$183

Amounts recognized in the Statement of Financial Position for all major funded and unfunded U.S. and Non-U.S. defined benefit plans are as follows:

	2004		2003 (Restated)

(in millions)	U.S.	Non- U.S.	U.S.	Non- U.S.

Prepaid pension cost	$803	$393	$776	$353
Accrued benefit liability	(162)	(124)	(158)	(170)
Additional minimum pension liability	(99)	(674)	(91)	(572)
Intangible asset	2	57	3	94
Accumulated other comprehensive income	97	617	88	478

Net amount recognized at December 31	$641	$269	$618	$183

The prepaid pension cost asset amounts for the U.S. and Non-U.S. at December 31, 2004 and 2003 are included in other long-term assets.  The accrued benefit liability and additional minimum pension liability amounts (net of the intangible asset amounts) for the U.S. and Non-U.S. at December 31, 2004 and 2003 are included in postretirement liabilities.  The accumulated other comprehensive income amounts for the U.S. and Non-U.S. at December 31, 2004 and 2003 are included as a component of shareholders’ equity, net of taxes.

The accumulated benefit obligations for all the major funded and unfunded U.S. and Non-U.S. defined benefit plans are as follows:

	2004		2003 (Restated)

(in millions)	U.S.	Non- U.S.	U.S.	Non- U.S.

Accumulated benefit obligation	$5,738	$3,327	$5,685	$2,870

Information with respect to the major funded and unfunded U.S. and Non-U.S. defined benefit plans with an accumulated benefit obligation in excess of plan assets is as follows:

	2004		2003 (Restated)

(in millions)	U.S.	Non- U.S.	U.S.	Non- U.S.

Projected benefit obligation	$374	$3,274	$343	$2,763
Accumulated benefit obligation	340	2,983	316	2,520
Fair value of plan assets	79	2,491	67	2,075

Pension expense (income) for all defined benefit plans included:

	2004		2003 (Restated)		2002

(in millions)	U.S.	Non- U.S.	U.S.	Non- U.S.	U.S.	Non- U.S.

Service cost	$119	$38	$119	$38	$106	$33
Interest cost	381	169	410	148	421	131
Expected return on plan assets	(534)	(198)	(582)	(177)	(677)	(165)
Amortization of:
Transition obligation (asset)	—	(1)	2	(2)	(54)	(3)
Prior service cost	1	(17)	2	(30)	1	(21)
Actuarial loss	28	48	4	31	3	39

	(5)	39	(45)	8	(200)	14
Special termination benefits	—	52	—	30	—	27
Curtailment	8	—	—	—	—	—
Settlements	—	—	—	2	—	—

Net pension (income) expense	3	91	(45)	40	(200)	41
Other plans including unfunded plans	—	7	—	17	3	49

Total net pension (income) expense	3	98	(45)	57	(197)	90
Net pension (income) expense from discontinued operations	—	—	(5)	—	6	—

Net pension (income) expense from continuing operations	$3	$98	$(50)	$57	$(191)	$90

The special termination benefits of $52 million, $30 million and $27 million for the years ended December 31, 2004, 2003 and 2002, respectively, were incurred as a result of the Company’s restructuring actions and, therefore, have been included in restructuring costs and other in the Consolidated Statement of Earnings.

The Japanese Welfare Pension Insurance Law (JWPIL) was amended in June 2001 to permit employers with Employees’ Pension Funds (EPFs) to separate the pay related portion of the old-age pension benefits under the JWPIL (Substitutional Portion) from the EPF.  This obligation and related plan assets are transferred to a government agency, thereby relieving the EPF from paying the substitutional portion of benefits.  The Kodak Japan Limited EPF completed the transfer of the substitutional portion to the Japanese Government in December 2004.  The effect of the transfer resulted in a one-time credit due to the derecognition of future salary increases in the amount of $3 million, a one-time credit due to the government subsidy from the transfer of liabilities and related plan assets of $25 million and a one-time charge due to the accelerated recognition of unrecognized loss in accordance with SFAS No. 88 settlement accounting in the amount of $20 million.

The increase (decrease) in the additional minimum liability (net of the change in the intangible asset) included in other comprehensive income for the major funded and unfunded U.S. and Non-U.S. defined benefit plans is as follows:

	2004		2003

	U.S.	Non- U.S.	U.S.	Non- U.S.

Increase (decrease) in the additional minimum liability (net of the change in the intangible asset) included in other comprehensive income	$5	$56	$14	$(175)

The weighted-average assumptions used to determine the benefit obligation amounts for all major funded and unfunded U.S. and Non-U.S. defined benefit plans were as follows:

	2004		2003

	U.S.	Non- U.S.	U.S.	Non- U.S.

Discount rate	5.75%	5.02%	6.00%	5.40%
Salary increase rate	4.25%	3.29%	4.25%	3.20%

The weighted-average assumptions used to determine net pension (income) expense for all the major funded and unfunded U.S. and Non-U.S. defined benefit plans were as follows:

	2004		2003

	U.S.	Non- U.S.	U.S.	Non- U.S.

Discount rate	5.95%	5.27%	6.50%	5.40%
Salary increase rate	4.25%	3.20%	4.25%	3.30%
Expected long-term rate of return on plan assets	9.00%	7.86%	9.00%	7.90%

Of the total plan assets attributable to the major U.S. defined benefit plans at December 31, 2004 and 2003, 98% and 98%, respectively, relate to the KRIP plan.  The expected long-term rate of return on plan assets assumption (EROA) is determined from the plan’s asset allocation using forward-looking assumptions in the context of historical returns, correlations and volatilities.  The plan lowered its EROA from 9.5% in 2002 to 9.0% in 2003 based on an asset and liability modeling study that was completed in September 2002.  A 9.0% EROA was maintained for 2004.

The investment strategy is to manage the assets of the U.S. plans to meet the long-term liabilities while maintaining sufficient liquidity to pay current benefits.  This is primarily achieved by holding equity-like investments while investing a portion of the assets in long duration bonds in order to match the long-term nature of the liabilities.  The Company will periodically undertake an asset and liability modeling study because of a material shift in the plan’s liability profile or changes in the capital markets.

The expected return on plan assets for the major non-US pension plans range from 4.5% to 9.0% for 2004. Every three years or when markets conditions have changed materially, the Company will undertake new asset and liability modeling studies for each of its larger pension plans. The asset allocations and expected return on plan assets are individually set to meet each plan’s liabilities within each country’s legal investment constraints. The investment strategy is to manage the assets of the non-US plans to meet the long-term liabilities while maintaining sufficient liquidity to pay current benefits. This is primarily achieved by holding equity-like investments while investing a portion of the assets in long duration bonds in order to partially match the long-term nature of the liabilities.

The Company’s weighted-average asset allocations for its major U.S. defined benefit pension plans at December 31, 2004 and 2003, by asset category, are as follows:

Asset Category	2004	2003	Target

Equity securities	41%	43%	40%-46%
Debt securities	32%	34%	31%-37%
Real estate	7%	6%	6%-7%
Other	20%	17%	23%-10%

Total	100%	100%	100%

The Company’s weighted-average asset allocations for its major non-U.S. Defined Benefit Pension Plans at December 31, 2004, by asset category are as follows:

Asset Category	2004	2003	Target

Equity securities	39%	38%	36%-42%
Debt securities	33%	36%	33%-39%
Real estate	9%	8%	8%-10%
Other	19%	18%	23%-9%

Total	100%	100%	100%

The Other asset category in the table above is primarily composed of private equity, venture capital, cash and other investments.

The Company expects to contribute approximately $22 million and $107 million in 2005 for U.S. and Non-U.S. defined benefit pension plans, respectively.

The following pension benefit payments, which reflect expected future service, are expected to be paid:

(in millions)	U.S.	Non-U.S.

2005	$434	$188
2006	426	187
2007	425	186
2008	425	183
2009	431	177
2010-2014	2,288	894

NOTE 18:  OTHER POSTRETIREMENT BENEFITS

The Company provides healthcare, dental and life insurance benefits to U.S. eligible retirees and eligible survivors of retirees.  Generally, to be eligible for the plan, individuals retiring prior to January 1, 1996 were required to be 55 years of age with ten years of service or their age plus years of service must have equaled or exceeded 75.  For those retiring after December 31, 1995, the individuals must be 55 years of age with ten years of service or have been eligible as of December 31, 1995.  Based on the eligibility requirements, these benefits are provided to U.S. retirees who are covered by the Company’s KRIP plan and are funded from the general assets of the Company as they are incurred.  However, those under the Cash Balance Plus portion of the KRIP plan would be required to pay the full cost of their benefits under the plan.  The Company’s subsidiaries in the United Kingdom and Canada offer similar healthcare benefits.

During the quarter ended June 30, 2004, the Company adopted the provisions of FSP 106-2 with respect to its U.S. Postretirement Plan, which resulted in a remeasurement of the Plan’s accumulated projected benefit obligation (APBO) as of April 1, 2004.  This remeasurement takes into account the impact of the subsidy the Company will receive under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) and certain actuarial assumption changes including: (1) changes in participation rates, (2) a decrease in the Company’s Medicare plan premiums, and (3) a decrease in the discount rate from 6.00% to 5.75%.  The actuarially determined impact of the subsidy reduced the APBO by approximately $228 million.  The effect of the subsidy on the measurement of the net periodic postretirement benefit cost was to reduce the cost by approximately $52 million as follows:

	12 months ended December 31, 2004

(in millions)	Effect of Subsidy	Effect of Assumption Changes	Total

Service cost	$—	$1	$1
Interest cost	13	13	26
Amortization of actuarial gain	17	8	25

	$30	$22	$52

The measurement date used to determine the net benefit obligation for the Company’s other postretirement benefit plans is December 31.

Changes in the Company’s benefit obligation and funded status for the U.S., United Kingdom and Canada postretirement benefit plans are as follows:

(in millions)	2004	2003 (Restated)

Net benefit obligation at beginning of year	$3,540	$3,690
Acquisitions/divestitures	(33)	—
Service cost	15	16
Interest cost	189	213
Plan participants’ contributions	17	6
Plan amendments	(15)	(30)
Actuarial gain	(82)	(117)
Curtailments	(17)	1
Settlements	(99)	—
Benefit payments	(254)	(254)
Currency adjustments	9	15

Net benefit obligation at end of year	$3,270	$3,540

Funded status at end of year	$(3,270)	$(3,540)
Unamortized net actuarial loss	1,188	1,401
Unamortized prior service cost	(251)	(326)

Net amount recognized and recorded at end of year	$(2,333)	$(2,465)

Postretirement benefit cost for the Company’s U.S., United Kingdom and Canada postretirement benefit plans included:

(in millions)	2004	2003 (Restated)	2002

Components of net postretirement benefit cost
Service cost	$15	$17	$16
Interest cost	189	213	213
Amortization of:
Prior service cost	(59)	(61)	(60)
Actuarial loss	85	69	58

	230	238	227
Curtailments	(63)	1	—
Settlements	(64)	—	—

Total net postretirement benefit cost	$103	$239	$227
Net postretirement benefit income from discontinued operations	—	(1)	—

Net postretirement benefit cost from continuing operations	$103	$238	$227

The U.S. plan represents approximately 97% and 97% of the total other postretirement net benefit obligation as of December 31, 2004 and 2003, respectively, and, therefore, the weighted-average assumptions used to compute the other postretirement benefit amounts approximate the U.S. assumptions.

The weighted-average assumptions used to determine the net benefit obligations were as follows:

	2004	2003

Discount rate	5.75%	6.00%
Salary increase rate	4.25%	4.25%

The weighted-average assumptions used to determine the net postretirement benefit cost were as follows:

	2004	2003

Discount rate	6.00%	6.50%
Salary increase rate	4.25%	4.25%

The weighted-average assumed healthcare cost trend rates used to compute the other postretirement amounts were as follows:

	2004	2003

Healthcare cost trend	10.00%	11.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2010	2010

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans.  A one percentage point change in assumed healthcare cost trend rates would have the following effects:

	1% increase	1% decrease

Effect on total service and interest cost	$6	$(5)
Effect on postretirement benefit obligation	103	(88)

The Company expects to contribute $282 million to its other postretirement benefits plan in 2005.

The following postretirement benefits, which reflect expected future service, are expected to be paid.

(in millions)		Medicare Part D (U.S.)

2005	$282	$	N/A
2006	280		(18)
2007	276		(19)
2008	271		(21)
2009	266		(22)
2010-2014	1,240		(125)

NOTE 19:  ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The components of accumulated other comprehensive (loss) income at December 31, 2004, 2003 and 2002 were as follows:

(in millions)	2004	2003 (Restated)	2002

Accumulated unrealized holding gains related to available-for-sale securities	$—	$11	$—
Accumulated unrealized losses related to hedging activity	(2)	(15)	(9)
Accumulated translations adjustments	328	100	(306)
Accumulated minimum pension liability adjustments - net of tax	(416)	(334)	(456)

Total	$(90)	$(238)	$(771)

NOTE 20:  STOCK OPTION AND COMPENSATION PLANS

The Company’s stock incentive plans consist of the 2000 Omnibus Long-Term Compensation Plan (the 2000 Plan), the 1995 Omnibus Long-Term Compensation Plan (the 1995 Plan), and the 1990 Omnibus Long-Term Compensation Plan (the 1990 Plan).  The Plans are administered by the Executive Compensation and Development Committee of the Board of Directors.

Under the 2000 Plan, 22 million shares of the Company’s common stock may be granted to a variety of employees between January 1, 2000 and December 31, 2004.  The 2000 Plan is substantially similar to, and is intended to replace, the 1995 Plan, which expired on December 31, 1999.  Stock options are generally non-qualified and are at prices not less than 100% of the per share fair market value on the date of grant, and the options generally expire ten years from the date of grant, but may expire sooner if the optionee’s employment terminates.  The 2000 Plan also provides for Stock Appreciation Rights (SARs) to be granted, either in tandem with options or freestanding.  SARs allow optionees to receive payment equal to the increase in the Company’s stock market price from the grant date to the exercise date.  At December 31, 2004, 72,230 freestanding SARs were outstanding at option prices ranging from $23.25 to $60.50.  Compensation expense recognized in 2004 on those freestanding SARs, the majority of which had option prices less than the market value of the Company’s underlying common stock, was not material.

Under the 1995 Plan, 22 million shares of the Company’s common stock were eligible for grant to a variety of employees between February 1, 1995 and December 31, 1999.  Stock options are generally non-qualified and are at prices not less than 100% of the per share fair market value on the date of grant, and the options generally expire ten years from the date of grant, but may expire sooner if the optionee’s employment terminates.  The 1995 Plan also provides for SARs to be granted, either in tandem with options or freestanding.  At December 31, 2004, 316,723 freestanding SARs were outstanding at option prices ranging from $31.30 to $90.63.

Under the 1990 Plan, 22 million shares of the Company’s common stock were eligible for grant to key employees between February 1, 1990 and January 31, 1995.  The stock options, which were generally non-qualified, could not have prices less than 50% of the per share fair market value on the date of grant; however, no options below fair market value were granted.  The options generally expire ten years from the date of grant, but may expire sooner if the optionee’s employment terminates.  The 1990 Plan also provided that options with dividend equivalents, tandem SARs and freestanding SARs could be granted.  At December 31, 2004, no freestanding SARs were outstanding.

In January 2002, the Company’s shareholders voted in favor of a voluntary stock option exchange program for its employees.  Under the program, employees were given the opportunity, if they so chose, to cancel outstanding stock options previously granted to them at exercise prices ranging from $26.90 to $92.31, in exchange for new options to be granted on or shortly after August 26, 2002, over six months and one day from February 22, 2002, the date the old options were canceled.  The number of shares subject to the new options was determined by applying an exchange ratio in the range of 1:1 to 1:3 (i.e., one new option share for every three canceled option shares) based on the exercise price of the canceled option.  As a result of the exchange program, approximately 23.7 million old options were canceled on February 22, 2002, with approximately 16 million new options granted on, or shortly after, August 26, 2002.  The exchange program did not result in variable accounting, as it was designed to comply with FASB Interpretation No. 44 (FIN 44), “Accounting for Certain Transactions Involving Stock-Based Compensation.”  Also, the new options had an exercise price equal to the fair market value of the Company’s common stock on the new grant date, so no compensation expense was recorded as a result of the exchange program.

Further information relating to options is as follows:
(Amounts in thousands, except per share amounts)

	Shares Under Option	Range of Price Per Share	Weighted- Average Exercise Price Per Share

Outstanding on December 31, 2001	50,455	$25.92 - $92.31	$57.53
Granted	20,155	$26.30 - $38.04	$32.72
Exercised	1,581	$26.90 - $37.74	$32.05
Terminated, Canceled or Surrendered	26,752	$26.90 - $92.31	$54.58

Outstanding on December 31, 2002	42,277	$25.92 - $92.31	$48.52
Granted	1,595	$22.58 - $38.85	$28.45
Exercised	392	$29.31 - $32.50	$31.28
Terminated, Canceled or Surrendered	3,931	$26.82 - $86.94	$44.49

Outstanding on December 31, 2003	39,549	$22.58 - $92.31	$48.30
Granted	800	$24.92 - $33.32	$30.18
Exercised	157	$22.58 - $31.30	$30.84
Terminated, Canceled or Surrendered	2,982	$22.58 - $75.66	$41.70

Outstanding on December 31, 2004	37,210	$22.58 - $92.31	$48.51

Exercisable on December 31, 2002	31,813	$25.92 - $92.31	$52.49
Exercisable on December 31, 2003	32,593	$22.58 - $92.31	$51.30
Exercisable on December 31, 2004	33,196	$22.58 - $92.31	$50.32

The table above excludes approximately 68 (in thousands) options granted by the Company in 2001 at an exercise price of $.05-$21.91 as part of an acquisition.  At December 31, 2004, approximately 21 (in thousands) stock options were outstanding in relation to this acquisition.

The following table summarizes information about stock options at December 31, 2004:

(Number of options in thousands)

	Options Outstanding			Options Exercisable

Range of Exercise Prices At Least Less Than	Options	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price

$20 - $30	1,655	6.80	$26.83	987	$27.85
$30 - $40	18,512	5.69	$32.42	15,393	$32.17
$40 - $50	591	6.04	$41.86	565	$41.84
$50 - $60	3,414	3.01	$55.41	3,257	$55.47
$60 - $70	6,058	3.50	$65.42	6,014	$65.42
$70 - $80	4,651	2.03	$73.26	4,651	$73.26
Over $80	2,329	2.17	$89.94	2,329	$89.94

	37,210			33,196

NOTE 21:  ACQUISITIONS

2004

National Semiconductor Corporation

On September 7, 2004, the Company completed the purchase of the imaging business of National Semiconductor Corporation, which develops and manufactures complimentary metal oxide semiconductor image sensor (CIS) devices.  The Company paid approximately $10 million cash at closing, which included all transaction related costs.  Under the terms of the acquisition, the Company acquired certain assets, including intellectual property and equipment, and hired approximately 50 employees that previously supported the imaging business.  This acquisition added resources and technologies that will further strengthen the Company’s ability to design next generation CIS devices that promise to deliver improved image quality with complex on-chip image processing circuitry.

Based on the Company’s purchase price allocation, approximately $6 million was assigned to research and development assets that were written off at the date of acquisition.  This amount was determined by identifying research and development projects that had not yet reached technological feasibility and for which no alternative future uses exist.  The value of the projects identified to be in progress was determined by estimating the future cash flows from the projects once commercialized, less costs to complete development and discounting these net cash flows back to their present value.  The discount rate used for these three research and development projects was 15%.  The charges for the write-off were included as research and development costs in the Company’s Consolidated Statement of Earnings for the year ended December 31, 2004.

In addition, approximately $2 million of the purchase price was included in other long-term assets, as technology-based intangible assets in the Company’s Consolidate Statement of Financial Position at December 31, 2004.  The remaining purchase price was allocated among other current assets, property, plant, and equipment, and goodwill in the Company’s Consolidated Statement of Financial Position at December 31, 2004.

NexPress-Related Entities

On May 1, 2004, the Company completed the purchase of Heidelberger Druckmaschinen AG’s (Heidelberg) 50 percent interest in NexPress Solutions LLC, a 50/50 joint venture of Kodak and Heidelberg that makes high-end, on-demand digital color printing systems, and the equity of Heidelberg Digital LLC, a leading maker of digital black-and-white variable-data printing systems.  Kodak also announced the acquisition of NexPress GmbH, a German subsidiary of Heidelberg that provides engineering and development support, and certain inventory, assets, and employees of Heidelberg’s regional operations or market centers.  There was no consideration paid to Heidelberg at closing.  Under the terms of the acquisition, Kodak and Heidelberg agreed to use a performance-based earn-out formula whereby Kodak will make periodic payments to Heidelberg over a two-year period, if certain sales goals are met.  If all sales goals are met during the two calendar years ending December 31, 2005, the Company will pay a maximum of $150 million in cash.  During the first calendar year, no amounts were paid. Additional payments may also be made relating to the incremental sales of certain products in excess of a stated minimum number of units sold during a five-year period following the closing of the transaction.  This acquisition advances the Company’s strategy of diversifying its business portfolio, and accelerates its participation in the digital commercial printing industry.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.  The preliminary purchase price allocation is as follows:

At May 1, 2004 – (in millions)
Current assets	$95
Intangible assets (including in-process R&D)	9
Other non-current assets (including PP&E)	37

Total assets acquired	$141

Current liabilities	$55
Other non-current liabilities	6
Deferred taxes	30

Total liabilities assumed	$91

Net assets acquired	$50

The excess of fair value of acquired net assets over cost of $50 million represents negative goodwill and was recorded as a component of other long-term liabilities in the Company’s Consolidated Statement of Financial Position.

As of the acquisition date, management began to assess and formulate plans to restructure the NexPress-related entities.  As of December 31, 2004, management had completed its assessment and approved actions on some of the plans.  Accordingly, the Company recorded a related liability of $7 million.  This liability is included in the current liabilities amount reported above and represents restructuring charges related to the entities and net assets acquired.  As of December 31, 2004, management had not approved all plans and actions to be taken and, therefore the Company was not committed to specific actions.  Accordingly, the amount related to future actions cannot be estimated and has not been recorded.  However, once management approves and commits the Company to the plans, the accounting for the restructuring charges will be reflected in the purchase accounting as a reduction of negative goodwill to the extent the actions relate to the entities and the net assets acquired.  To the extent such actions relate to the Company’s historical ownership in the NexPress Solutions LLC joint venture, the restructuring charges will be reflected in the Company’s Consolidated Statement of Earnings.  This amount was $1.1 million as of December 31, 2004.

China Lucky Film Co. Ltd.

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

The preliminary purchase price allocation is as follows: (in millions)

Intangible assets	$139
Investment in Lucky	41
Deferred tax liability	(16)

$164

The acquired intangible assets consist of the manufacturing exclusivity agreement and the distribution rights agreement.  In accordance with the terms of the twenty-year agreement, the Company had acquired a 13 percent interest in Lucky Film as of March 31, 2004 and, therefore, $26 million of the $41 million of value allocated to the 20 percent interest was recorded as of March 31, 2004.  The Company will record the $15 million of value allocated to the additional 7 percent interest in Lucky Film when it completes the acquisition of those shares in 2007.  The Company’s interest in Lucky Film is accounted for under the equity method of accounting, as the Company has the ability to exercise significant influence over Lucky Film’s operating and financial policies.

Scitex Digital Printing (Renamed Versamark)

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

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.  The final purchase price allocation is as follows:

At January 5, 2004 – (in millions)
Current assets	$125
Intangible assets (including in-process R&D)	95
Other non-current assets (including PP&E)	47
Goodwill	17

Total assets acquired	$284

Current liabilities	$23
Other non-current liabilities	9

Total liabilities assumed	$32

Net assets acquired	$252

Of the $95 million of acquired intangible assets, $9 million was assigned to research and development assets that were written off at the date of acquisition.  This amount was determined by identifying research and development projects that had not yet reached technological feasibility and for which no alternative future uses exist.  The value of the projects identified to be in progress was determined by estimating the future cash flows from the projects once commercialized, less costs to complete development and discounting these net cash flows back to their present value.  The discount rate used for these three research and development projects was 17%.  The charges for the write-off were included as research and development costs in the Company’s Consolidated Statement of Earnings for the year ended December 31, 2004.

The remaining $86 million of intangible assets, which relate to developed technology, customer relationships, and trade names, have useful lives ranging from two to fourteen years.  The $17 million of goodwill will be assigned to the Graphic Communications segment and is expected to be deductible for tax purposes.

Pro-forma Financial Information

The following unaudited pro forma financial information presents the combined results of operations of the Company and the Company’s significant acquisitions since December 31, 2003, which include Kodak Versamark, NexPress, PracticeWorks and Laser-Pacific Media Corporation, as if these acquisitions had occurred as of the beginning of the periods presented.  The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of the Company that would have been reported had the acquisitions been completed as of the beginning of the periods presented, and should not be taken as representative of the future consolidated results of operations or financial condition of the Company.  Pro forma results were as follows for the years ended December 31, 2004 and 2003:

(in millions, except per share data)	2004	2003 (Restated)

Net sales	$13,616	$13,520
Earnings from continuing operations	$62	$105
Basic earnings per share from continuing operations	$.22	$.37
Diluted earnings per share from continuing operations	$.22	$.37
Number of common shares used in:
Basic earnings per share	286.6	286.5
Diluted earnings per share	286.8	290.8

The pro forma results include amortization of the intangible assets presented above and exclude the write-off of research and development assets that were acquired from the acquisitions.  The amount of research and development assets, which were excluded above, was $3 million and $19 million for 2004 and 2003, respectively.   The pro forma results also include interest expense on debt assumed to finance the purchase of PracticeWorks.  The interest expense was calculated based on the assumption that approximately $450 million of the PracticeWorks purchase price was financed through debt with an annual interest rate of approximately 5%.

Chinon Industries, Inc.

On January 22, 2004, the Company announced an offer to tender the outstanding common shares of Chinon Industries, Inc. (Chinon), a 59% majority owned subsidiary of Kodak.  Chinon is engaged in the research, development and manufacturing of digital cameras.  Acquiring the remaining interest helped Kodak increase its worldwide design and manufacturing capability for consumer digital cameras and accessories.  Kodak completed its tender offer during the second quarter.  As a result of the tender, Kodak increased its ownership of Chinon to 100% by acquiring 9.4 million shares for approximately $32 million, inclusive of transaction costs.  Approximately $19 million of the purchase price was recorded as a reduction in minority interest and the remainder reported as goodwill in the Company’s Consolidated Statement of Financial Position

Algotec Systems Ltd.

During the second quarter of 2004, the Company completed the purchase price allocation related to its November 2003 acquisition of Algotec Systems Ltd. (Algotec).  As part of this allocation, the Company recorded intangible assets of approximately $15 million related to acquired developed technology and approximately $36 million of goodwill.

2003

Burrell Companies

The Company had a commitment under a put option arrangement with the Burrell Companies, unaffiliated entities, whereby the shareholders of those Burrell Companies had the ability to put 100% of the stock to Kodak for a fixed price plus the assumption of debt.  The option first became exercisable on October 1, 2002 and was ultimately exercised during the Company’s fourth quarter ended December 31, 2002.  Accordingly, on February 5, 2003, the Company acquired the Burrell Companies for a total purchase price of approximately $63 million, which was composed of approximately $54 million in cash and $9 million in assumed debt.  As the Company did not want to operate the business, they immediately entered into negotiations to sell the operations.  As negotiations proceeded, the Company determined that the consideration expected in connection with the sale would not be sufficient to recover the carrying value of the assets.

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

Applied Science Fiction

During the second quarter, the Company purchased Applied Science Fiction’s proprietary rapid film processing technology and other assets for approximately $32 million in cash.  Of the $32 million in purchase price, approximately $16 million represented goodwill.  The balance of the purchase price of approximately $16 million was allocated to the acquired intangible assets, consisting of developed technologies, which have useful lives ranging from two to six years. The goodwill and intangible assets were written off in 2004 as the Company has canceled its program to market an automatic film processing station due to diminishing market opportunity.

PracticeWorks, Inc.

On October 7, 2003, Kodak acquired all of the outstanding shares of PracticeWorks, Inc. (PracticeWorks), a leading provider of dental practice management software (DPMS) and digital radiographic imaging systems, for approximately $475 million in cash, inclusive of transaction costs.  Accordingly, Kodak also became the 100% owner of Paris-based subsidiary, Trophy Radiologie, S.A., a developer and manufacturer of dental digital radiography equipment, which PracticeWorks acquired in December 2002.  This acquisition will enable Kodak’s Health business to offer its customers a full spectrum of dental imaging products and services from traditional film to digital radiography and photography.  Earnings from continuing operations for 2003 include the results of PracticeWorks from the date of acquisition.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition and represents the final allocation of the purchase price.

At October 7, 2003 - (in millions)
Current assets	$52
Intangible assets (including in-process R&D)	179
Other non-current assets (including PP&E)	53
Goodwill	350

Total assets acquired	$634

Current liabilities	$71
Long-term debt	23
Other non-current liabilities	65

Total liabilities assumed	$159

Net assets acquired	$475

Of the $179 million of acquired intangible assets, $10 million was assigned to research and development assets that were written off at the date of acquisition.  This amount was determined by identifying research and development projects that had not yet reached technological feasibility and for which no alternative future uses exist.  As of the acquisition date, there were two projects that met these criteria.  The value of the projects identified to be in progress was determined by estimating the future cash flows from the projects once commercialized, less costs to complete development, and discounting these net cash flows back to their present value.  The discount rate used for these projects was 14%.  The charges for the write-off were included as research and development costs in the Company’s Consolidated Statement of Earnings for the year ended December 31, 2003.

The remaining $169 million of intangible assets have useful lives ranging from three to eighteen years.  The intangible assets that make up that amount include customer relationships of $123 million (eighteen-year weighted-average useful life), developed technology of $44 million (seven-year weighted-average useful life), and other assets of $2 million (three-year weighted-average useful life).  The $350 million of goodwill will be assigned to the Health segment and is not expected to be deductible for tax purposes.

The unaudited pro forma combined historical results, as if PracticeWorks had been acquired at the beginning of 2003 and 2002, respectively, are estimated to be:

(in millions, except per share data)	2003 (Restated)	2002

Net sales	$13,039	$12,636
Earnings from continuing operations	$185	$735
Basic earnings per share from continuing operations	$.65	$2.52
Diluted earnings per share from continuing operations	$.65	$2.52
Number of common shares used in:
Basic earnings per share	286.5	291.5
Diluted earnings per share	290.8	291.7

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

Laser-Pacific Media Corporation

On October 31, 2003, the Company announced that it had completed the acquisition of Laser-Pacific Media Corporation (Laser-Pacific), a leading Hollywood-based post-production company for approximately $31 million or $4.22 per share.  At the time of the closing, Laser-Pacific had approximately $6 million of net debt.  The acquisition will allow the Company to establish a major presence in television post-production and further extends Kodak’s current digital services capabilities in the feature film market.  Approximately $2 million of the purchase price was allocated to customer-related intangible assets that have a useful life of four years.  Approximately $10 million of the purchase price was allocated to goodwill, which is reported in the Company’s Photography segment.  The goodwill is not expected to be deductible for tax purposes.  Earnings from continuing operations for 2003 include the results of Laser-Pacific from the date of acquisition.

Algotec Systems Ltd.

On November 26, 2003, the Company announced that it had completed the acquisition of Algotec Systems Ltd. (Algotec), a leading developer of advanced picture-archiving-and-communications systems (PACS) in Raanana, Israel, for approximately $43 million in cash.  The acquisition improves the Company’s position in the growing market for Healthcare Information Systems (HCIS), which enable radiology departments worldwide to digitally manage and store medical images and information.

Kodak Wuxi China Limited

On December 26, 2003, an unaffiliated investor in Kodak Wuxi China Limited (KWCL) exercised its rights under a put option arrangement, which required Kodak to repurchase a 30% outstanding minority equity interest in this subsidiary for approximately $15 million in cash.  The purchase price allocation was completed in 2004, at which time the approximately $3 million excess purchase price was allocated to goodwill and other identifiable assets.

Kodak China Company Limited

On December 31, 2003, an unaffiliated investor in Kodak China Company Limited (KCCL) exercised its rights under a put option arrangement, which required Kodak to repurchase a 10% outstanding minority equity interest in this subsidiary for approximately $42 million in cash.  The purchase price allocation was completed in the third quarter of 2004, at which time the approximately $3 million excess purchase price was allocated to goodwill and other identifiable assets.

Other

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

During 2003, the Company completed a number of additional acquisitions with an aggregate purchase price of approximately $3 million, which were individually immaterial to the Company’s financial position, results of operations or cash flows.

2002

ENCAD, Inc.

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

Kodak India Limited

On September 11, 2002, the Company initiated an offer to acquire all of the outstanding minority equity interests in Kodak India Limited (Kodak India), a majority owned subsidiary of the Company.  The voluntary offer to the minority equity interest holders of Kodak India was for the acquisition of approximately 2.8 million shares representing the full 25.24% minority ownership in the subsidiary.  In the fourth quarter of 2002, the Company purchased 2.1 million shares for approximately $16 million in cash.  Upon completion of the purchase price allocation in 2003, the Company recorded essentially all of the excess purchase price of $8 million as goodwill.  In December 2002, the Company also made an offer to purchase the remaining 6.04% outstanding minority interest in Kodak India for approximately $4.9 million.  This additional repurchase was completed during 2004.  Kodak India operates in each of the Company’s reportable segments and is engaged in the manufacture, trading and marketing of cameras, films, photo chemicals and other imaging products.

Kodak China Company Limited

On December 31, 2002, an unaffiliated investor in KCCL exercised its rights under a put option arrangement, which required Kodak to repurchase a 10% outstanding minority equity interest in this subsidiary for approximately $44 million in cash.  Due to the timing of this acquisition, the purchase price allocation was not complete as of December 31, 2002.  Accordingly, the purchase price in excess of the fair value of the net assets acquired of approximately $18 million was recorded in other long-term assets in the Company’s 2002 Consolidated Statement of Financial Position.  During 2003, the Company completed the purchase price allocation.  As a result of this allocation, the Company recorded goodwill of approximately $13 million and recognized approximately $5 million in amortizable intangible assets.

Other

During 2002, the Company completed a number of additional acquisitions with an aggregate purchase price of approximately $14 million, which were individually immaterial to the Company’s financial position, results of operations or cash flows.

NOTE 22:  DISCONTINUED OPERATIONS

2004

On August 13, 2004, the Company completed the sale of the assets and business of the Remote Sensing Systems operation, including the stock of Kodak’s wholly owned subsidiary, Research Systems, Inc. (collectively known as RSS), to ITT Industries for $725 million in cash.  RSS, a leading provider of specialized imaging solutions to the aerospace and defense community, was part of the Company’s commercial and government systems’ operation within the Commercial Imaging segment.  Its customers include NASA, other U.S. government agencies, and aerospace and defense companies.   The sale was completed on August 13, 2004.  RSS had net sales for the years ended December 31, 2004 and 2003 of approximately $312 million and $424 million, respectively.  RSS had earnings before taxes for the years ended December 31, 2004 and 2003 of approximately $44 million and $66 million, respectively.

The sale of RSS resulted in an after-tax gain of approximately $439 million.  The after-tax gain excludes the potential impacts from any settlement gains or losses that may be incurred in connection with the Company’s pension plan of approximately $55 million, as this amount will be recognized upon final transfer of plan assets, which is expected to occur during 2005.

The contract with ITT includes a provision under which Kodak may receive up to $35 million in cash (the “Cash Amount”) from ITT depending on the amount of pension plan assets that are ultimately transferred from Kodak’s defined benefit pension plan trust in the U.S. to ITT.  The total amount of assets that Kodak will ultimately transfer to ITT will be actuarially determined in accordance with the applicable sections under the Treasury Regulations and ERISA (the “Transferred Assets”).  The Cash Amount will be equal to 50% of the amount by which the Transferred Assets exceed the maximum amount of assets that would be required to be transferred in accordance with the applicable U.S. Government Cost Accounting Standards (the “CAS Assets”), up to $35 million.  Based on preliminary actuarial valuations, the estimated Cash Amount is approximately $30 million.  Accordingly, the after-tax gain from the sale of RSS includes an estimated pre-tax amount of $30 million, representing the Company’s estimate of the Cash Amount that will be received following the transfer of the pension plan assets to ITT.  This amount has been recorded in assets of discontinued operations in the Company’s Consolidated Statement of Financial Position as of December 31, 2004.  Upon completion of the final actuarial valuation (expected during 2005), which will determine the Transferred Assets, the gain will be adjusted accordingly.

Total Company earnings from discontinued operations for the years ended December 31, 2004 and 2003 of approximately $36 million (excluding the $439 million RSS after-tax gain) and $64 million, respectively, were net of provisions for income taxes of $6 million and  $10 million, respectively.

2003

During the three month period ended March 31, 2003, the Company repurchased certain properties that were initially sold in connection with the 1994 divestiture of Sterling Winthrop Inc., which represented a portion of the Company’s non-imaging health businesses.  The repurchase of these properties allows the Company to directly manage the environmental remediation that the Company is required to perform in connection with those properties, which will result in better overall cost control (see Note 11, “Commitments and Contingencies”).  In addition, the repurchase eliminated the uncertainty regarding the recoverability of tax benefits associated with the indemnification payments that were previously being made to the purchaser.  Accordingly, the Company reversed a tax reserve of approximately $15 million through earnings from discontinued operations in the accompanying Consolidated Statement of Earnings for the twelve months ended December 31, 2003, which was previously established through discontinued operations.

During the three month period ended March 31, 2003, the Company received cash relating to the favorable outcome of litigation associated with the 1994 sale of Sterling Winthrop Inc.  The related gain of $19 million was recognized in loss from discontinued operations in the Consolidated Statement of Earnings for the year ended December 31, 2002.  The cash receipt is reflected in the net cash provided by (used in) discontinued operations component in the accompanying Consolidated Statement of Cash Flows for the year ended December 31, 2003.

During the fourth quarter of 2003, the Company recorded a net of tax credit of $7 million through discontinued operations for the reversal of an environmental reserve, which was primarily attributable to positive developments in the Company’s remediation efforts relating to a formerly owned manufacturing site in the U.S.  In addition, during the fourth quarter of 2003, the Company reversed state income tax reserves of $3 million, net of tax, through discontinued operations due to the favorable outcome of tax audits in connection with a formerly owned business.

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

NOTE 23:  SEGMENT INFORMATION

Current Segment Reporting Structure

The Company has four reportable segments aligned based on aggregation of similar products and services: Digital & Film Imaging Systems (D&FIS); Health; Commercial Imaging; and Graphic Communications.  The balance of the Company’s operations, which individually and in the aggregate do not meet the criteria of a reportable segment, are reported in All Other.  A description of the segments is as follows:

Digital & Film Imaging Systems Segment:  The Digital & Film Imaging Systems segment derives revenues from consumer film products, sales of origination and print film to the entertainment industry, sales of professional film products, traditional and inkjet photo paper, chemicals, traditional and digital cameras, digital printers, photoprocessing equipment and services, and digitization services, including online services.

Health Segment:  The Health segment derives revenues from the sale of digital products, including laser imagers, media, computed and direct radiography equipment and healthcare information systems, as well as traditional medical products, including analog film, equipment, chemistry, services and specialty products for the mammography, oncology and dental fields.

Commercial Imaging Segment:  The Commercial Imaging segment is composed of document imaging products and services, commercial and government systems products and services, and optics.  The Remote Sensing Systems business, which was sold to ITT Industries in August 2004, is accounted for as a discontinued operation in prior periods and the current period up through the date of sale.

Graphic Communications Segment:  The Graphic Communications segment is composed of the Company’s equity investments in Kodak Polychrome Graphics (Kodak’s 50/50 joint venture with Sun Chemical) and NexPress (Kodak’s 50/50 joint venture with Heidelberg) prior to its acquisition in May 2004, and the graphics and wide-format inkjet businesses.  This segment also includes the results of Scitex Digital Printing, which was acquired in January 2004 and has since been renamed Kodak Versamark, as well as the results of the NexPress-related entities subsequent to the acquisition in May 2004.

All Other:  All Other is composed of Kodak’s display and components business for image sensors and other small, miscellaneous businesses.  It also includes development initiatives in consumer inkjet technologies.

Transactions between segments, which are immaterial, are made on a basis intended to reflect the market value of the products, recognizing prevailing market prices and distributor discounts.  Differences between the reportable segments’ operating results and assets and the Company’s consolidated financial statements relate primarily to items held at the corporate level, and to other items excluded from segment operating measurements.

No single customer represented 10% or more of the Company’s total net sales in any period presented.

Segment financial information is shown below.

(in millions)	2004	2003	2002

	(Restated)
Net sales from continuing operations:
Digital & Film Imaging Systems	$9,186	$9,248	$9,002
Health	2,686	2,431	2,274
Commercial Imaging	803	791	791
Graphic Communications	724	346	402
All Other	118	93	80

Consolidated total	$13,517	$12,909	$12,549

Earnings (losses) from continuing operations before interest, other income (charges), net, and income taxes:
Digital & Film Imaging Systems	$580	$416	$771
Health	435	476	431
Commercial Imaging	127	109	118
Graphic Communications	(140)	(11)	21
All Other	(182)	(77)	(27)

Total of segments	820	913	1,314
Strategic asset impairments	—	(3)	(32)
Impairment of Burrell Companies’ net assets	—	(9)	—
Restructuring costs and other	(901)	(552)	(114)
Donation to technology enterprise	—	(8)	—
GE settlement	—	(12)	—
Touch Point settlement	(6)	—	—
Patent infringement claim settlement	—	(14)	—
Prior year acquisition settlement	—	(14)	—
Legal settlement	—	(8)	—
Environmental reserve reversal	—	9	—

Consolidated total	$(87)	$302	$1,168

Net earnings (losses) from continuing operations:
Digital & Film Imaging Systems	$504	$363	$554
Health	352	397	315
Commercial Imaging	102	86	85
Graphic Communications	(88)	(41)	(38)
All Other	(155)	(80)	(25)

Total of segments	715	725	891
Strategic asset and venture investment impairments	—	(7)	(50)
Impairment of Burrell Companies’ net assets	—	(9)	—
Restructuring costs and other	(901)	(552)	(114)
Donation to technology enterprise	—	(8)	—
GE settlement	—	(12)	—
Touch Point settlement	(6)	—	—
Sun Microsystems settlement	92	—	—
BIGT settlement	9	—	—
Patent infringement claim settlement	—	(14)	—
Prior year acquisition settlement	—	(14)	—
Legal settlement	—	(8)	—
Environmental reserve reversal	—	9	—
Interest expense	(168)	(147)	(173)
Other corporate items	12	11	14
Tax benefit - contribution of patents	—	13	—
Tax benefit - PictureVision subsidiary closure	—	—	45
Tax benefit - Kodak Imagex Japan	—	—	46
Income tax effects on above items and taxes not allocated to segments	328	202	102

Consolidated total	$81	$189	$761

(in millions)	2004	2003	2002

	(Restated)
Segment total assets:
Digital & Film Imaging Systems	$8,309	$8,890	$8,798
Health	2,647	2,598	2,011
Commercial Imaging	592	656	685
Graphic Communications	1,197	599	606
All Other	96	7	65

Total of segments	12,841	12,750	12,165

LIFO inventory reserve	(330)	(368)	(392)
Cash and marketable securities	1,258	1,261	577
Deferred income tax assets	1,077	1,034	925
Assets of discontinued operations	30	137	115
Other corporate assets/(reserves)	(139)	32	104

Consolidated total assets	$14,737	$14,846	$13,494

Intangible asset amortization expense from continuing operations:
Digital & Film Imaging Systems	$31	$17	$14
Health	24	11	7
Commercial Imaging	—	—	—
Graphic Communications	12	—	—
All Other	—	—	—

Consolidated total	$67	$28	$21

Depreciation expense from continuing operations:
Digital & Film Imaging Systems	$698	$656	$634
Health	149	108	107
Commercial Imaging	51	41	42
Graphic Communications	53	24	27
All Other	13	10	3

Consolidated total	$964	$839	$813

Capital additions from continuing operations:
Digital & Film Imaging Systems	$307	$377	$408
Health	75	81	81
Commercial Imaging	21	24	46
Graphic Communications	29	9	32
All Other	28	6	4

Consolidated total	$460	$497	$571

(in millions)	2004	2003	2002

	(Restated)
Net sales to external customers attributed to (1):
The United States	$5,756	$5,450	$5,722

Europe, Middle East and Africa	$3,926	$3,794	$3,363
Asia Pacific	2,482	2,347	2,242
Canada and Latin America	1,353	1,318	1,222

Foreign countries total	$7,761	$7,459	$6,827

Consolidated total	$13,517	$12,909	$12,549

(1) Sales are reported in the geographic area in which they originate.

Property, plant and equipment, net located in:
The United States	$2,838	$3,175	$3,459

Europe, Middle East and Africa	$641	$733	$769
Asia Pacific	822	920	943
Canada and Latin America	211	223	207

Foreign countries total	$1,674	$1,876	$1,919

Consolidated total	$4,512	$5,051	$5,378

New Kodak Operating Model and Change in Reporting Structure

As of and for the year ended December 31, 2004, the Company reported financial information for four reportable segments (Digital & Film Imaging Systems, Health, Commercial Imaging, and Graphic Communications) and All Other.  However, in September of 2004, the Company announced the realignment of its operations to accelerate growth in the commercial, consumer and health markets.  The move is designed to enhance the Company’s operational performance and to accelerate profitable growth.  In connection with the realignment, the Company’s new reporting structure will be implemented beginning in the first quarter of 2005 as outlined below:

Digital & Film Imaging Systems Segment (D&FIS):  Subsequent to the realignment, the D&FIS segment comprises the same products and services as the current D&FIS segment with the addition of aerial and industrial film.

Health Segment:  There were no changes to the Health segment.

Graphic Communications Segment:  As of January 1, 2005, the Graphic Communications segment is composed of Encad, Inc., Kodak Versamark, the NexPress-related entities and Kodak Polychrome Graphics (Kodak’s 50/50 joint venture with Sun Chemical), which includes the graphics and wide-format inkjet businesses.  In addition, high-speed document scanners, microfilm and worldwide service and support, as well as business process services are included with Graphic Communications.

All Other:  All Other is composed of Kodak’s display and components business for image sensors and other small, miscellaneous businesses.  It also includes development initiatives in consumer inkjet technologies.

NOTE 24:  QUARTERLY SALES AND EARNINGS DATA - UNAUDITED

As discussed in Note 1, the Company has restated its consolidated financial statements as of and for the quarters ended March 31, June 30, September 30, and December 31, 2003 and for the quarters ended March 31, June 30, and September 30, 2004.

(in millions, except per share data)	4th Qtr.		3rd Qtr.		2nd Qtr.		1st Qtr.

			(Restated)		(Restated)		(Restated)
2004
Net sales from continuing operations	$3,759		$3,374		$3,464		$2,920
Gross profit from continuing operations	983		1,078		1,101		807
(Loss) earnings from continuing operations	(58	)(5)	12	(3)	119	(2)	8	(1)
(Loss) earnings from discontinued operations (12)	(1)		446	(4)	17		13
Net (loss) earnings	(59)		458		136		21
Basic net (loss) earnings per share (13)
Continuing operations	(.20)		.04		.42		.03
Discontinued operations	—		1.56		.06		.04
Total	(.20)		1.60		.48		.07
Diluted net (loss) earnings per share (13)
Continuing operations	(.20)		.04		.40		.03
Discontinued operations	—		1.56		.06		.04
Total	(.20)		1.60		.46		.07
2004
As Originally Reported
Net sales from continuing operations			$3,364		$3,469		$2,919
Gross profit from continuing operations			1,075		1,115		812
Earnings from continuing operations			45		143		16
Earnings from discontinued operations			434		11		12
Net earnings			479		154		28
Basic net earnings per share
Continuing operations			.16		.50		.06
Discontinued operations			1.51		.04		.04
Total			1.67		.54		.10
Diluted net earnings per share
Continuing operations			.16		.48		.06
Discontinued operations			1.51		.03		.04
Total			1.67		.51		.10
2003
(Restated)
Net sales from continuing operations	$3,645		$3,367		$3,258		$2,639
Gross profit from continuing operations	1,153		1,128		1,094		800
(Loss) earnings from continuing operations	(46	)(10)	139	(9)	114	(8)	(18	)(6)
Earnings from discontinued operations (12)	30	(11)	7		4		23	(7)
Net (loss) earnings	(16)		146		118		5
Basic and diluted net (loss) earnings per share (13)
Continuing operations	(.16)		.48		.40		(.06)
Discontinued operations	.10		.03		.01		.08
Total	(.06)		.51		.41		.02

(in millions, except per share data)	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.

2003
As Originally Reported
Net sales from continuing operations	$3,648	$3,346	$3,259	$2,640
Gross profit from continuing operations	1,176	1,105	1,096	801
(Loss) earnings from continuing operations	(10)	115	106	(12)
Earnings from discontinued operations	29	7	6	24
Net earnings	19	122	112	12
Basic and diluted net (loss) earnings per share
Continuing operations	(.03)	.40	.37	(.04)
Discontinued operations	.10	.02	.02	.08
Total	.07	.42	.39	.04

(1)

Includes $78 million ($24 million included in cost of goods sold and $54 million included in restructuring costs and other) of restructuring charges, which reduced net earnings by $56 million; and $9 million of purchased R&D, which reduced net earnings by $6 million.

(2)

Includes $168 million ($34 million included in cost of goods sold and $134 million included in restructuring costs and other) of restructuring and impairment charges, which reduced net earnings by $107 million.

(3)

Includes $264 million ($37 million included in cost of goods sold and $227 million included in restructuring costs and other) of restructuring charges, which reduced net earnings by $202 million; and $6 million of purchased R&D, which reduced net earnings by $4 million.

(4)	Includes the gain on the sale of RSS to ITT.

(5)

Includes $391 million ($111 million included in cost of goods sold and $280 million included in restructuring costs and other) of restructuring and impairment charges, which reduced net earnings by $262 million; and $6 million (included in SG&A) related to a charge for a legal settlement, which reduced net earnings by $4 million.  Also includes the benefit of two favorable legal settlements of $101 million (included in other income (charges), net), which increased net earnings by $63 million.

(6)

Includes $49 million ($14 million included in cost of goods sold and $35 million included in restructuring costs and other) of restructuring charges, which reduced net earnings by $34 million; $21 million of purchased R&D, which reduced net earnings by $13 million; $12 million (included in SG&A) for a charge related to an intellectual property settlement, which reduced net earnings by $7 million; and an $8 million (included in benefit for income taxes) tax benefit related to the donation of certain patents.

(7)	Represents the reversal of a tax reserve resulting from the Company’s repurchase of certain properties that were initially sold in connection with the 1994 divestiture of Sterling Winthrop Inc.

(8)

Includes $51 million ($10 million included in cost of goods sold and $41 million included in restructuring costs and other) of restructuring charges, which reduced net earnings by $33 million; $14 million (included in SG&A) for a charge connected with the settlement of a patent infringement claim, which reduced net earnings by $9 million; $14 million (included in SG&A) for a charge connected with a prior-year acquisition, which reduced net earnings by $9 million; and $9 million (included in SG&A) for a charge to write down certain assets held for sale following the acquisition of the Burrell Companies, which reduced net earnings by $6 million.

(9)

Includes $185 million ($33 million included in cost of goods sold and $152 million included in restructuring costs and other) of restructuring charges, which reduced net earnings by $121 million; and $8 million (included in SG&A) for a donation to a technology enterprise, which reduced net earnings by $5 million.

(10)

Includes $267 million ($16 million included in cost of goods sold and $251 million included in restructuring costs and other) of restructuring charges, which reduced net earnings by $208 million; $8 million (included in SG&A) for legal settlements, which reduced net earnings by $5 million; $3 million (included in SG&A) for strategic asset impairments, which reduced net earnings by $2 million; $4 million (included in other income (charges), net) for non-strategic asset write-downs, which reduced net earnings by $3 million; $10 million of purchased R&D (included in R&D), which reduced net earnings by $6 million; a $9 million reversal (included in SG&A) for an environmental reserve, which increased net earnings by $6 million; and a $5 million (included in benefit for income taxes) tax benefit related to the donation of certain patents.

(11)

Includes $12 million for the reversal of environmental reserves at a formerly owned manufacturing site, which increased net earnings by $7 million; and a $3 million increase to net earnings in relation to the reversal of state income tax reserves.

(12)	Refer to Note 22, “Discontinued Operations” for a discussion regarding earnings (loss) from discontinued operations.

(13)

Each quarter is calculated as a discrete period and the sum of the four quarters may not equal the full year amount.  Effective December 15, 2004, the Company adopted the provisions of EITF 04-8.  The consensus reached in this issue requires the dilutive effect of contingent convertible debt instruments with market price contingencies to be included in diluted earnings per share, regardless of whether the market price contingency has been met.  The Company currently has contingent convertible debt instruments outstanding that are convertible if the market price of our common stock exceeds $37.224 per share for a specified period of time.  This debt was issued in October 2003.  EITF 04-8 requires restatement of all periods presented for which contingent convertible debt instruments were outstanding.  The Company’s diluted net earnings per share in the above table includes the effect of EITF 04-8, which had no material impact on the Company’s diluted earnings per share.

Changes in Estimates Recorded During the Fourth Quarter Ended December 31, 2003 (Restated)

During the fourth quarter ended December 31, 2003, the Company recorded approximately $22 million relating to changes in estimates with respect to certain of its employee benefit and incentive compensation accruals.  These changes in estimates favorably impacted the results for the fourth quarter by $.07 per share.

NOTE 25:  SUBSEQUENT EVENTS

On January 12, 2005, the Company announced that it would become the sole owner of Kodak Polychrome Graphics (KPG) through redemption of Sun Chemical Corporation’s 50 percent interest in the KPG joint venture.  The transaction will further establish the Company as a leader in the graphic communications industry and will complement the Company’s existing business in this market.  Under the terms of the transaction, the Company will redeem all of Sun Chemical’s shares in KPG by providing $317 million in cash at closing, $200 million in cash in the third quarter of 2006, and $50 million in cash annually from 2008 through 2013, for a total of $817 million.  The Company will fund the redemption through internally generated cash flow.  The Company will initially operate KPG as a wholly owned subsidiary within the Graphic Communications segment.  The Company completed its acquisition of KPG on April 1, 2005.

On January 31, 2005, the Company announced that it had entered into a definitive agreement to acquire Creo, Inc. (Creo), a premier supplier of pre-press systems used by commercial printers worldwide.  Under the terms of the agreement, the Company will pay approximately $980 million in cash, or $16.50 per share, for all the outstanding shares of Creo, on a fully diluted basis.  The transaction will provide the Company an innovative digital pre-press product portfolio and established relationships in the commercial printing segment.  The transaction, which has been approved by the Company’s and Creo’s respective boards of directors, is to be carried out by statutory plan of arrangement under Canadian law and is subject to regulatory approvals, the approval of Creo’s shareholders, and court approval.  Upon the closing of the transaction, Creo’s operations will become part of the Graphic Communications segment.  The transaction is expected to close by the end of the third quarter of 2005.

Eastman Kodak Company
SUMMARY OF OPERATING DATA (in millions, except per share data, shareholders, and employees)

	2004	2003		2002	2001	2000

		(Restated)(1)
Net sales from continuing operations	$13,517	$12,909		$12,549	$12,976	$13,813
(Loss) earnings from continuing operations before interest, other income (charges), net, and income taxes	(87)	302		1,168	319	2,177
Earnings from:
Continuing operations	81 (2)	189	(3)	761 (4)	61 (5)	1,384 (6)
Discontinued operations	475 (7)	64	(7)	9 (7)	15 (7)	23
NET EARNINGS	556	253		770	76	1,407
EARNINGS AND DIVIDENDS
Earnings from continuing operations
- % of net sales from continuing operations	0.6%	1.5%		6.1%	0.5%	10.0%
Net earnings
- % return on average shareholders’ equity	15.8%	8.4%		27.2%	2.4%	38.3%
Basic earnings per share:
Continuing operations	.28	.66		2.61	.21	4.54
Discontinued operations	1.66	.22		.03	.05	.08
Total	1.94	.88		2.64	.26	4.62
Diluted earnings per share:
Continuing operations	.28	.66		2.61	.21	4.51
Discontinued operations	1.66	.22		.03	.05	.08
Total	1.94	.88		2.64	.26	4.59
Cash dividends declared and paid
- on common shares	143	330		525	643	545
- per common share	.50	1.15		1.80	2.21	1.76
Common shares outstanding at year end	286.7	286.6		285.9	290.9	290.5
Shareholders at year end	80,426	85,712		89,988	91,893	113,308
STATEMENT OF FINANCIAL POSITION DATA
Working capital	658	197		(968)	(737)	(786)
Property, plant and equipment, net	4,512	5,051		5,378	5,618	5,878
Total assets	14,737	14,846		13,494	13,362	14,212
Short-term borrowings and current portion of long-term debt	469	946		1,442	1,534	2,206
Long-term debt, net of current portion	1,852	2,302		1,164	1,666	1,166
Total shareholders’ equity	3,811	3,245		2,777	2,894	3,428
SUPPLEMENTAL INFORMATION (all amounts are from continuing operations)
Net sales from continuing operations
- D&FIS	$9,186	$9,248		$9,002	$9,403	$10,231
- Health	2,686	2,431		2,274	2,262	2,220
- Commercial Imaging	803	791		791	838	825
- Graphic Communications	724	346		402	387	450
- All Other	118	93		80	86	87
Research and development costs	854	776		757	777	784
Depreciation	964	839		813	760	733
Taxes (excludes payroll, sales and excise taxes)	(100)	4		268	142	920
Wages, salaries and employee benefits	4,188	3,960		3,906	3,744	3,658
Employees at year end
- in the U.S.	29,200	33,800		37,900	40,900	42,300
- worldwide	54,800	62,300		68,900	74,000	77,500

(see footnotes on next page)

SUMMARY OF OPERATING DATA
Eastman Kodak Company

(footnotes for previous page)

(1)	Refer to Note 1, “Significant Accounting Policies and Restatement” for a discussion of the restatement of previously issued financial statements.

(2)

Includes $889 million of restructuring charges; $16 million of purchased R&D; $12 million for a charge related to asset impairments and other asset write-offs; and a $6 million charge for a legal settlement  Also includes the benefit of two legal settlements of $101 million.  These items reduced net earnings by $609 million.

(3)

Includes $552 million of restructuring charges; $31 million of purchased R&D; $7 million for a charge related to asset impairments and other asset write-offs; a $12 million charge related to an intellectual property settlement; $14 million for a charge connected with the settlement of a patent infringement claim; $14 million for a charge connected with a prior-year acquisition; $9 million for a charge to write down certain assets held for sale following the acquisition of the Burrell Companies; $8 million for a donation to a technology enterprise; an $8 million charge for legal settlements; a $9 million reversal for an environmental reserve; and a $13 million tax benefit related to patent donations.  These items reduced net earnings by $441 million.

(4)

Includes $143 million of restructuring charges; $29 million reversal of restructuring charges; $50 million for a charge related to asset impairments and other asset write-offs; and a $121 million tax benefit relating to the closure of the Company’s PictureVision subsidiary, the consolidation of the Company’s photofinishing operations in Japan, asset write-offs and a change in the corporate tax rate.  These items improved net earnings by $7 million.

(5)

Includes $672 million of restructuring charges; $42 million for a charge related to asset impairments associated with certain of the Company’s photofinishing operations; $15 million for asset impairments related to venture investments; $41 million for a charge for environmental reserves; $77 million for the Wolf bankruptcy; a $20 million charge for the Kmart bankruptcy; $18 million of relocation charges related to the sale and exit of a manufacturing facility; an $11 million tax benefit related to a favorable tax settlement; and a $20 million tax benefit representing a decline in the year-over-year effective tax rate.  These items reduced net earnings by $590 million.

(6)	Includes accelerated depreciation and relocation charges related to the sale and exit of a manufacturing facility of $50 million, which reduced net earnings by $33 million.

(7)	Refer to Note 22, “Discontinued Operations” for a discussion regarding the earnings from discontinued operations.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  The Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the fiscal year covered by this Annual Report on Form 10-K.  As described below under Management’s Report on Internal Control Over Financial Reporting, the Company has identified material weaknesses in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).  The Company’s Chief Executive Officer and Chief Financial Officer have concluded that as a result of the material weaknesses, as of the end of the period covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.  The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Management excluded the NexPress-related entities and Scitex Digital Printing (renamed Kodak Versamark) from its assessment of internal control over financial reporting because they were acquired by the Company in purchase business combinations during 2004.  The NexPress-related entities and Scitex Digital Printing are wholly owned subsidiaries of the Company that represent 2% and 2%, respectively, of consolidated total assets and 1% and 1%, respectively, of consolidated revenue as of and for the year ended December 31, 2004.

Based on our assessment and those criteria, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004 as a result of material weaknesses in (a) internal controls surrounding the accounting for income taxes and (b) internal controls to validate the accuracy of participant census data and the monitoring of benefit payments for pension and other postretirement benefit plans.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Internal Controls Surrounding the Accounting for Income Taxes:

The principal factors contributing to the material weakness in accounting for income taxes were as follows:

•

Lack of local tax law expertise or failure to engage local tax law expertise resulting in the incorrect assumption of reduced tax expense associated with restructuring charges in various foreign locations in 2004 and 2003;

•	Inadequate knowledge and application of the provisions of SFAS No. 109 by tax personnel resulting in errors in the accounting for income taxes;

•	Lack of clarity in roles and responsibilities within the global tax organization related to income tax accounting;

•	Insufficient or ineffective review and approval practices within the global tax and finance organizations resulting in the errors not being prevented or detected in a timely manner; and

•	Lack of processes to effectively reconcile the income tax general ledger accounts to supporting detail and adequate verification of data used in computations.

This material weakness contributed to the restatement of the Company’s consolidated financial statements for 2003, for each of the quarters in the year ended December 31, 2003 and for the first, second and third quarters for 2004, and in the Company recording audit adjustments to the fourth quarter 2004 financial statements.  Additionally, if this material weakness is not corrected, it could result in a material misstatement of the income tax accounts that would result in a material misstatement to annual or interim financial statements that might not be prevented or detected.

Internal Controls Surrounding the Accounting for Pension and Other Postretirement Benefit Plans:

The principal factors contributing to the material weakness in the internal controls to validate the accuracy of participant census data and the monitoring of benefit payments for pension and other postretirement benefit plans included the following control deficiencies as discovered by management during year end 2004 closing procedures and in conjunction with testing of controls during management’s assessment of internal control over financial reporting:

•

A deficiency in the design of controls to validate actual versus estimated benefit payments in the accounting for other postretirement benefits.  The design deficiency was an erroneous belief that actual payment data could not be captured at the required level of detail to enable adjustment of actuarial estimates on a quarterly basis.

•

A failure to demonstrate operating effectiveness in controls surrounding reconciliation of participant census data between source systems and the plan actuary models for various domestic and international pension and other postretirement benefit plans.  While analytical procedures to validate the reasonableness of census data extracts were employed, they were not sufficiently robust to prevent or detect errors in census data which could result in more than a remote possibility of a material misstatement of the Company’s financial statements.

This material weakness resulted in adjustments that were included in the restatement of the Company’s consolidated financial statements for 2003, for each of the quarters in the year ended December 31, 2003 and for the first, second and third quarters for 2004, and in the Company recording adjustments to the fourth quarter 2004 financial statements.  Additionally, if this material weakness is not corrected, it could result in a material misstatement of the pension and postretirement accounts that would result in a material misstatement to annual or interim financial statements that might not be prevented or detected.

The Company’s independent registered public accounting firm has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, as stated in their report which appears on page 77 of this Form 10-K under the heading, Report of Independent Registered Public Accounting Firm.

Remediation Plans for Material Weaknesses in Internal Control over Financial Reporting

Accounting for Income Taxes

The Company is implementing enhancements to its internal control over financial reporting to provide reasonable assurance that errors and control deficiencies in its accounting for income taxes will not recur.  These steps include:

•

The creation and staffing of a Tax Accounting Manager in the Controllers organization to provide oversight over the income tax accounting performed by the tax organization as well as other actions to strengthen the income tax accounting function within the tax organization.

•

The Company, in conjunction with external advisors, has completed a review of all significant income tax related accounts on the balance sheet including a review of income tax accounting relating to significant restructuring and acquisition or divestiture transactions.

•

The Company is implementing definitive standards for detailed documentation and reconciliations supporting the deferred tax balances including the review and approval of related journal entries by appropriate subject matter experts.

•

The Company has engaged third party advisors to complete an initiative to clarify and enhance roles and responsibilities across the function including levels of authority based on an assessment of the qualifications of staff and management.  In connection with this initiative, the Company will be upgrading its tax personnel.

•	The Company is investigating the implementation of an IT solution to enhance controls with respect to the collection, tracking and bookkeeping of detailed deferred tax information on a global basis.

•	The Company will develop comprehensive income tax accounting training programs for tax and certain finance personnel.

•	The Company will enhance audit procedures surrounding accounting for income taxes.

Accounting for Pension and Other Postretirement Benefit Plans

The Company is implementing enhancements to its internal control over financial reporting for pensions and other postretirement benefits to provide reasonable assurance that errors and control deficiencies of this type will not recur.  These steps include:

•

The Company has obtained actual payment data for other postretirement benefits and in conjunction with its actuary, recorded the appropriate financial statement adjustments.  On a prospective basis, quarterly reports of actual payment data will be utilized in the Company’s financial reporting procedures.

•

The Company will complete the installation and operational execution of a global IT system created with the assistance of external advisors to enhance controls with respect to the collection, tracking and validation of benefit arrangements, census data and other assumptions related to pension and other postretirement benefit plans on a global basis.  This system was developed during 2004 and was partially effective during the Q4 closing process.

•

The Company has completed reconciliations of census data between Company source records and plan actuary models for material pension and postretirement benefit plans.  Financial adjustments required as a result of these reconciliations were recorded in the 2004 financial results.

•	Actions will be undertaken to strengthen the functions responsible for the reconciliation of pension and postretirement benefit plan census data including appropriate training of personnel.

Until these changes are completed, the material weaknesses will continue to exist.  Management presently anticipates that the changes necessary to remediate these weaknesses will be in place by the end of the third quarter of 2005.

Changes in Internal Control over Financial Reporting

Except as otherwise discussed herein, there have been no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 regarding directors is incorporated by reference from the information under the caption “Board Structure and Corporate Governance - Board of Directors” in the Company’s Notice of 2005 Annual Meeting and Proxy Statement (the Proxy Statement), which will be filed within 120 days after December 31, 2004.  The information required by Item 10 regarding audit committee financial expert disclosure is incorporated by reference from the information under the caption “Board Structure and Corporate Governance - Audit Committee Financial Qualifications” in the Proxy Statement.  The information required by Item 10 regarding executive officers is contained in Part I under the caption “Executive Officers of the Registrant” on page 13.  The information required by Item 10 regarding the Company’s written code of ethics is incorporated by reference from the information under the captions “Board Structure and Corporate Governance - Corporate Governance Guidelines” and “Board Structure and Corporate Governance - Business Conduct Guide and Directors’ Code of Conduct” in the Proxy Statement. The information required by Item 10 regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the information under the caption “Section 16(a) Beneficial Ownership Compliance” in the Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the information under the following captions in the Proxy Statement:  “Board Structure and Corporate Governance - Director Compensation,” “Compensation of Named Executive Officers,” “Summary Compensation Table,” “Option/SAR Grants in Last Fiscal Year,” “Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values,” “Long-Term Incentive Plan,” “Long-Term Incentive Plan - Awards in Last Fiscal Year,” “Employment Contracts and Arrangements,” “Change in Control Arrangements,” “Retirement Plan,” “Report of the Executive Compensation and Development Committee,” and “Performance Graph - Shareholder Return.”

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated by reference from the information under the captions “Beneficial Security Ownership of More Than 5% of the Company’s Common Stock,” “Beneficial Security Ownership of Directors, Nominees and Executive Officers,” and “Stock Options and SARs Outstanding under Shareholder and Non-Shareholder Approved Plans” in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference from the information under the caption “Transactions with Management” in the Proxy Statement.

ITEM 14.  PRINCIPAL AUDITOR FEES AND SERVICES

The information required by Item 14 regarding principal auditor fees and services is incorporated by reference from the information under the caption  “Report of the Audit Committee” in the Proxy Statement.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

			Page No.

(a)	1.	Consolidated financial statements:
		Report of independent registered public accounting firm	77
		Consolidated statement of earnings	80
		Consolidated statement of financial position	81
		Consolidated statement of shareholders’ equity	82-84
		Consolidated statement of cash flows	85-86
		Notes to financial statements	87-158

	2.	Financial statement schedules:

		II - Valuation and qualifying accounts	167

		All other schedules have been omitted because they are not applicable or the information required is shown in the financial statements or notes thereto.

	3.	Additional data required to be furnished:

		Exhibits required as part of this report are listed in the
		index appearing on pages 168 through 173.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTMAN KODAK COMPANY
          (Registrant)

By:	/s/ DANIEL A. CARP	By:	/s/ ROBERT H. BRUST

	Daniel A. Carp		Robert H. Brust
	Chairman & Chief Executive Officer		Chief Financial Officer, and
Executive Vice President

/s/ RICHARD G. BROWN, JR.

Richard G. Brown, Jr.
Chief Accounting Officer, and
Corporate Controller

Date:  April 6, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ RICHARD S. BRADDOCK	/s/ DEBRA L. LEE

Richard S. Braddock, Director	Debra L. Lee, Director

/s/ DANIEL A. CARP	/s/ DELANO E. LEWIS

Daniel A. Carp, Director	Delano E. Lewis, Director

/s/ MARTHA LAYNE COLLINS	/s/ PAUL H. O’NEILL

Martha Layne Collins, Director	Paul H. O’Neill, Director

/s/ TIMOTHY M. DONAHUE	/s/ ANTONIO M. PEREZ

Timothy M. Donahue, Director	Antonio M. Perez, Director

/s/ MICHAEL HAWLEY	/s/ HECTOR DE J. RUIZ

Michael Hawley, Director	Hector de J. Ruiz, Director

/s/ WILLIAM H. HERNANDEZ	/s/ LAURA D’ANDREA TYSON

William H. Hernandez, Director	Laura D’Andrea Tyson, Director

/s/ DURK I. JAGER

Durk I. Jager, Director

Date:  April 6, 2005

Schedule II

Eastman Kodak Company
Valuation and Qualifying Accounts
(in millions)

	Balance at Beginning of Period	Charges to Earnings	Amounts Written Off	Balance at End of Period

Year ended December 31, 2004
Deducted in the Statement of Financial Position:
From Current Receivables
Reserve for doubtful accounts	$76	$50	$34	$92
Reserve for loss on returns and allowances	36	16	17	35

TOTAL	$112	$66	$51	$127

From Long-Term Receivables and Other Noncurrent Assets
Reserve for doubtful accounts	$16	$8	$5	$19

Year ended December 31, 2003
Deducted in the Statement of Financial Position:
From Current Receivables
Reserve for doubtful accounts	$104	$28	$56	$76
Reserve for loss on returns and allowances	33	17	14	36

TOTAL	$137	$45	$70	$112

From Long-Term Receivables and Other Noncurrent Assets
Reserve for doubtful accounts	$53	$4	$41	$16

Year ended December 31, 2002
Deducted in the Statement of Financial Position:
From Current Receivables
Reserve for doubtful accounts	$92	$92	$80	$104
Reserve for loss on returns and allowances	17	17	1	33

TOTAL	$109	$109	$81	$137

From Long-Term Receivables and Other Noncurrent Assets
Reserve for doubtful accounts	$51	$13	$11	$53

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

Indenture dated as of January 1, 1988 between Eastman Kodak Company as issuer of (i) 9.95% Debentures Due 2018, (ii) 9.20% Debentures Due 2021, and (iii) 7.25% Notes Due 2005, and The Bank of New York as Trustee.

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

Eastman Kodak Company
Index to Exhibits (continued)

Exhibit
Number

G.

364-Day Credit Agreement among Eastman Kodak Company, The Banks named herein, Citicorp USA, Inc. as Administrative Agent, BNP Paribas as Syndication Agent and The Bank of Nova Scotia as Documentation Agent, Citigroup Global Markets Inc., Scotia Capital and BNP Paribas as Joint Lead Arrangers, and Citigroup Global Markets Inc. as Bookrunner, dated as of July 9, 2004, $1,000,000,000.

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
(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, Exhibit 10.)

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

Eastman Kodak Company
Index to Exhibits (continued)

Exhibit
Number

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

H.	Stock and Asset Purchase Agreement by and between Eastman Kodak Company and ITT Industries, Inc. dated February 8, 2004.
(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the period ended September 30, 2004, Exhibit 10.)

I.	Eastman Kodak Company 1995 Omnibus Long-Term Compensation Plan, as amended effective as of November 12, 2001.

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

Eastman Kodak Company provides $5,000,000 personal umbrella liability insurance coverage to its directors and approximately 160 key executives.  The coverage, which is insured through The Mayflower Insurance Company, Ltd., supplements participants’ personal coverage.  The Company pays the cost of this insurance.  Income is imputed to participants.

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

M.	James Langley Agreement dated August 12, 2003.

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

P.	Bernard Masson Agreement dated August 13, 2003.

Q.	Eastman Kodak Company 2001 Short-Term Variable Pay to Named Executive Officers.
(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, Exhibit 10.)

R.	Eastman Kodak Company 2000 Omnibus Long-Term Compensation Plan, as amended effective January 1, 2004.

(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, the Annual Report on Form 10-K for the fiscal year ended December 31, 1999, the Annual Report on Form 10-K for the fiscal year ended December 31, 2001, the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, and the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, Exhibit 10.)

Notice of Award of Non-Qualified Stock Options Granted To _______, Effective December 10, 2004, Pursuant to the 2000 Omnibus Long-Term Compensation Plan.

Notice of Award of Restricted Stock Granted To _______, December 10, 2004, Pursuant to the 2000 Omnibus Long-Term Compensation Plan.

S.	Executive Compensation for Excellence and Leadership Plan, (formerly known as the 2000 Management Variable Compensation Plan), as amended and restated effective as of January 1, 2002.
(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, Exhibit 10.)

Amendment, effective January 1, 2004.
(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2003, Exhibit 10.)

Amendment, effective January 1, 2005.

T.	Eastman Kodak Company Executive Protection Plan, effective July 25, 2001.

(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001, Exhibit 10.)

Eastman Kodak Company
Index to Exhibits (continued)

Exhibit
Number

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
(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Exhibit 10.)

Amendment, dated February 19, 2003, to Agreement dated March 13, 2001.
(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Exhibit 10.)

Amendment, dated October 23, 2003, to Agreement dated March 13, 2001.
(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2003, Exhibit 10.)

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

Amendment, dated February 8, 2001, to Agreement dated December 20, 1999.
(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001, Exhibit 10.)

Amendment, dated November 12, 2001, to Agreement dated December 20, 1999.
(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Exhibit 10.)

Amendment, dated October 2, 2003, to Agreement dated December 20, 1999.
(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2003, Exhibit 10.)

Amendment, dated March 7, 2005, to Agreement dated December 20, 1999.

Y.	Redemption Agreement among Sun Chemical Corporation and Sun Chemical Group B.V. and Eastman Kodak Company and Kodak Graphics Holdings, Inc., dated as of January 11, 2005.

Z.	Arrangement Agreement among Eastman Kodak Company, 4284488 Canada Inc. and Creo Inc., dated January 30, 2005.

Eastman Kodak Company
Index to Exhibits (continued)

Exhibit
Number

	AA.	Notice of Award of Non-Qualified Stock Options Granted To ______, Effective ______, Pursuant To The ____________ Plan

Notice of Award of Restricted Stock Granted To _______, Pursuant To The _______ Plan

(12)		Statement Re Computation of Ratio of Earnings to Fixed Charges.

(21)		Subsidiaries of Eastman Kodak Company.

(23)		Consent of Independent Registered Public Accounting Firm.

(31.1)		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.