Form 10-Q
period 2005-03-31
EASTMAN KODAK CO
filed 2005-05-09
CIK 31235

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

or

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
Yes    ☒      No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☒      No   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding at April 30, 2005

Common Stock, $2.50 par value	287,106,050

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Eastman Kodak Company
CONSOLIDATED STATEMENT OF EARNINGS
(in millions, except per share data)

	Three Months Ended March 31

	2005	2004

		(Restated)
Net sales	$2,832	$2,920
Cost of goods sold	2,127	2,113

Gross profit	705	807
Selling, general and administrative expenses	584	549
Research and development costs	199	197
Restructuring costs and other	118	54

(Loss) earnings from continuing operations before interest, other income (charges), net and income taxes	(196)	7
Interest expense	38	44
Other income (charges), net	35	(2)

Loss from continuing operations before income taxes	(199)	(39)
Benefit for income taxes	(56)	(47)

(Loss) earnings from continuing operations	(143)	8
Earnings from discontinued operations, net of income taxes	1	13

NET (LOSS) EARNINGS	$(142)	$21

Basic and diluted net (loss) earnings per share:
Continuing operations	$(.50)	$.03
Discontinued operations	.00	.04

Total	$(.50)	$.07

Number of common shares used in basic net (loss) earnings per share	286.9	286.6
Incremental shares from assumed conversion of options	—	0.1

Number of common shares used in diluted net (loss) earnings per share	286.9	286.7

Eastman Kodak Company
CONSOLIDATED STATEMENT OF EARNINGS (Continued)
(in millions)

	Three Months Ended March 31

	2005	2004

		(Restated)

CONSOLIDATED STATEMENT OF RETAINED EARNINGS
Retained earnings at beginning of period	$7,922	$7,515
Net (loss) earnings	(142)	21
Loss from issuance of treasury stock	(12)	—

Retained earnings at end of quarter	$7,768	$7,536

The accompanying notes are an integral part of these consolidated financial statements.

Eastman Kodak Company
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(in millions)

	March 31, 2005	Dec. 31, 2004

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,031	$1,255
Receivables, net	2,281	2,544
Inventories, net	1,330	1,158
Deferred income taxes	582	556
Other current assets	149	105
Assets of discontinued operations	30	30

Total current assets	5,403	5,648

Property, plant and equipment, net	4,276	4,512
Goodwill	1,457	1,446
Other long-term assets	2,999	3,131

TOTAL ASSETS	$14,135	$14,737

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and other current liabilities	$3,584	$3,896
Short-term borrowings	553	469
Accrued income taxes	573	625

Total current liabilities	4,710	4,990
OTHER LIABILITIES
Long-term debt, net of current portion	1,856	1,852
Pension and other postretirement liabilities	3,181	3,338
Other long-term liabilities	730	746

Total liabilities	10,477	10,926
SHAREHOLDERS’ EQUITY
Common stock at par	978	978
Additional paid in capital	853	850
Retained earnings	7,768	7,922
Accumulated other comprehensive loss	(115)	(90)
Unearned restricted stock	(5)	(5)

	9,479	9,655
Less: Treasury stock at cost	5,821	5,844

Total shareholders’ equity	3,658	3,811

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,135	$14,737

The accompanying notes are an integral part of these consolidated financial statements.

Eastman Kodak Company
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Three Months Ended March 31

	2005	2004

		(Restated)
Cash flows relating to operating activities:
Net (loss) earnings	$(142)	$21
Adjustments to reconcile to net cash used in operating activities:
Earnings from discontinued operations	(1)	(13)
Equity in (earnings) losses from unconsolidated affiliates	(23)	6
Depreciation and amortization	267	235
Purchased research and development	2	9
Gain on sales of businesses/assets	(1)	—
Restructuring costs, asset impairments and other non-cash charges	32	5
Benefit for deferred taxes	(8)	(35)
Decrease in receivables	239	111
Increase in inventories	(200)	(98)
Decrease in liabilities excluding borrowings	(365)	(271)
Other items, net	(23)	3

Total adjustments	(81)	(48)

Net cash used in continuing operations	(223)	(27)

Net cash used in discontinued operations	—	(4)

Net cash used in operating activities	(223)	(31)

Cash flows relating to investing activities:
Additions to properties	(99)	(91)
Net proceeds from sales of businesses/assets	1	—
Acquisitions, net of cash acquired	(47)	(305)
Distributions from (investments in) unconsolidated affiliates	63	(22)
Marketable securities - purchases	(29)	(34)
Marketable securities - sales	21	26

Net cash used in investing activities	(90)	(426)

Cash flows relating to financing activities:
Net increase (decrease) in borrowings with original maturity of 90 days or less	107	(177)
Proceeds from other borrowings	50	60
Repayment of other borrowings	(69)	(165)
Exercise of employee stock options	11	—

Net cash provided by (used in) financing activities	99	(282)

Effect of exchange rate changes on cash	(10)	(1)

Net decrease in cash and cash equivalents	(224)	(740)
Cash and cash equivalents, beginning of year	1,255	1,250

Cash and cash equivalents, end of quarter	$1,031	$510

The accompanying notes are an integral part of these consolidated financial statements.

Eastman Kodak Company
NOTES TO FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION AND RESTATEMENT

BASIS OF PRESENTATION

The consolidated interim financial statements are unaudited, and certain information and footnote disclosure related thereto normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with Rule 10-01 of Regulation S-X.  In the opinion of management, the accompanying unaudited consolidated financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements and reflect all adjustments (consisting of normal recurring adjustments, except for the adjustments in connection with the items discussed below) necessary to present fairly the results of operations, financial position, and cash flows of Eastman Kodak Company and its subsidiaries (the Company).  The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year.  These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

During the first quarter of 2005, the Company determined that property, plant and equipment was overstated by approximately $9 million ($5 million net of tax) as a result of the fact that interest, which had been capitalized during the construction period, had inadvertently not been written off at the time of the disposal of certain assets.  The Company has assessed the impact of this item on each of the 2000-2004 annual periods and interim periods in 2004 and 2003 and determined that the impact of such errors is immaterial to each of these prior periods.  The additional amount that should have been recorded as expense in each of the years 2000-2004 was less than $1.3 million per year on an after-tax basis.  The Company has concluded that the $9 million adjustment ($5 million net of tax) is immaterial to the results of operations for the quarter ended March 31, 2005 and the expected results for the full year 2005.  Accordingly, the Company recorded a n adjustment of $9 million in the period ended March 31, 2005 to write off these balances.  Approximately $7 million of the adjustment relates to assets that were disposed of through restructuring actions and, therefore, is recorded in the restructuring costs and other line within the accompanying Consolidated Statement of Earnings.  Approximately $2 million relates to assets that were disposed of in the ordinary course of business and, therefore, is recorded in the cost of goods sold line within the accompanying Consolidated Statement of Earnings.

RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In April 2005, the Company restated its consolidated financial statements as of and for the year ended December 31, 2003.  In addition, the Company restated its quarterly consolidated financial statements for each of the quarterly periods in 2003 and for the first three quarters of 2004.  The restatement reflected adjustments to correct errors in the Company’s accounting for income taxes, accounting for pensions and other postretirement benefits as well as other miscellaneous adjustments.  The restatement resulted in the Company adjusting its previously reported net earnings for the three months ended March 31, 2004 of $28 million ($.10 per share) to net earnings of $21 million ($.07 per share).  The nature and impact of these adjustments are described below.

Income Taxes

During the 2004 year-end closing process, errors were discovered relating to the Company’s accounting for income taxes, the majority of which related to the Company’s foreign operations.  The more significant errors affecting the first quarter of 2004 that were discovered related to matters surrounding 1) inappropriately recognizing tax benefits, including the timing of the recognition of valuation allowances, associated with net operating loss carry forwards, and 2) accruing interest expense on potential tax settlements with the Internal Revenue Service.  The impact of these adjustments on previously reported net earnings for the three months ended March 31, 2004 amounted to a reduction of $2 million.

Pensions and Other Postretirement Benefits

During the 2004 year-end testing of the effectiveness of the Company’s internal controls over financial reporting, the Company identified ineffective controls surrounding the reconciliation of participant census data between the Company’s source systems and the information provided to the actuary used in performing the actuarial valuation of the liabilities and net periodic benefits cost for the various domestic and international pension and other postretirement benefit plans.  This control weakness resulted in incorrect participant data being utilized in the actuarial calculations.  In addition, the Company had identified an error in the recorded amounts of its postretirement benefits expense.  The Company has quantified the effect of these errors and has reduced its previously reported net earnings for the three months ended March 31, 2004 by $2 million.

Other Adjustments

During 2004, the Company determined that its general ledger accounting system was inappropriately translating depreciation expense from its foreign operations, using a historical exchange rate rather than a current exchange rate for purposes of translating periodic depreciation expense.  The impact of this adjustment on previously reported net earnings for the three months ended March 31, 2004 amounted to a reduction of $7 million. In addition, the Company also determined that a number of individually immaterial adjustments should be recorded in the three months ended March 31, 2004.  The impact of these adjustments on previously reported net income for the three months ended March 31, 2004 amounted to an increase of $4 million.

The impact on the Consolidated Statement of Earnings is presented below (in millions, except per share data).  The impact of the above adjustments on the Consolidated Statement of Financial Position and Consolidated Statement of Cash Flows is not presented, as it is immaterial.

	For the Three Months Ended March 31, 2004

	As Previously Reported	Restated

Consolidated Statement of Earnings:
Net sales	$2,919	$2,920
Cost of goods sold	2,107	2,113

Gross profit	812	807
Selling, general and administrative expenses	552	549
Research and development costs	197	197
Restructuring costs and other	50	54

Earnings from continuing operations, before interest, other income (charges), net and income taxes	13	7
Interest expense	44	44
Other income (charges), net	1	(2)

Loss from continuing operations before income taxes	(32)	(39)
Benefit from income taxes	(48)	(47)

Earnings from continuing operations	$16	$8

Earnings from discontinued operations, net of income taxes	$12	$13

NET EARNINGS	$28	$21

Basic and diluted net earnings per share:
Continuing operations	$.06	$.03
Discontinued operations	.04	.04

Total	$.10	$.07

The following table reflects the impact of the aforementioned adjustments on selected components of the Company’s consolidated statement of earnings for the three months ended March 31, 2004:

	As Previously Reported	Pensions and Other Postretirement Benefits	Other	Tax	As Restated

Loss from continuing operations before income taxes	$(32)	$(2)	$(5)	$—	$(39)
Provision (benefit) for income taxes	(48)	—	(1)	2	(47)

Earnings (loss) from continuing operations	16	(2)	(4)	(2)	8

Earnings from discontinued operations before income taxes	20	—	1	—	21
Provision for income taxes	8	—	—	—	8

Earnings from discontinued operations	12	—	1	—	13

Net earnings (loss)	$28	$(2)	$(3)	$(2)	$21

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47).  FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Company.  In addition, FIN 47 clarifies when a company would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  FIN 47 is effective for periods no later than fiscal years ending after December 15, 2005 (the fourth quarter of 2005 for the Company).  Retrospective application of interim financial information is permitted but not required.  Early adoption is encouraged.  The Company is evaluating the impact of FIN 47 on its consolidated financial statements.

In December 2004, the FASB issued Statement No. 123R, “Share-Based Payment,” a revision to SFAS No. 123, “Accounting for Stock-Based Compensation.”  SFAS No. 123R eliminates the alternative to record compensation expense using the intrinsic value method of accounting under Accounting Principles Board Opinion No. 25 (APB No. 25) that was provided in SFAS No. 123 as originally issued.

Under Opinion 25, issuing stock options to employees generally resulted in the recognition of no compensation cost if the options were granted with an exercise price equal to their fair value at the date of grant.  SFAS No. 123R requires companies to measure and record the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award at the date of grant (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period).  No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

In April 2005, the Securities and Exchange Commission voted to change the effective date of SFAS No. 123R to fiscal years starting after June 15; however, early application is encouraged.  The Company adopted the modified version of the prospective application of SFAS No. 123R as of January 1, 2005 under which the Company is required to recognize compensation expense, over the applicable vesting period, based on the fair value of (1) any unvested awards subject to SFAS No. 123R existing as of January 1, 2005, and (2) any new awards granted subsequent to the adoption date.  Refer to Note 11, “Shareholders’ Equity” for the effect of adoption on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 151, “Inventory Costs” that amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing,” (ARB No. 43) to clarify the accounting for abnormal idle facility expense, freight, handling costs, and wasted material (spoilage).  In addition, this Statement requires that an allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities.  SFAS No. 151 is effective for inventory costs incurred for fiscal years beginning after June 15, 2005 (year ending December 31, 2006 for the Company).  The Company is evaluating the impact of SFAS No. 151.

In December 2004, FASB issued FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (the “Act”).”  The Act was signed into law in October of 2004.  The Act creates a temporary incentive for U.S. multinationals to repatriate foreign subsidiary earnings by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations.  The deduction is subject to a number of limitations and requirements, including adoption of a specific domestic reinvestment plan for the repatriated earnings.  Accordingly, the FSP provides guidance on accounting for income taxes that related to the accounting treatment for unremitted earnings in a foreign investment (a consolidated subsidiary or corporate joint venture that is essentially permanent in nature).  Further, the FSP permits a company time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109, “Accounting for Income Taxes.”  Accordingly, an enterprise that has not yet completed its evaluation of the repatriation provision for purposes of applying Statement 109 is required to disclose certain information, for each period for which financial statements covering periods affected by the Act are presented.  Subsequently, the total effect on income tax expense (or benefit) for amounts that have been recognized under the repatriation provision must be provided in a company’s financial statements for the period in which it completes its evaluation of the repatriation provision. The provisions of FSP 109-2 were effective in the fourth quarter of 2004.  The Company has not yet completed its evaluation; consequently, the required information is disclosed in Note 5, “Income Taxes.”

NOTE 2:  RECEIVABLES, NET

(in millions)	March 31, 2005	December 31, 2004

Trade receivables	$1,931	$2,137
Miscellaneous receivables	350	407

Total (net of allowances of $108 and $127)	$2,281	$2,544

Of the total trade receivable amounts of $1,931 million and $2,137 million as of March 31, 2005 and December 31, 2004, respectively, approximately $388 million and $492 million are expected to be settled through customer deductions in lieu of cash payments.  Such deductions represent rebates owed to the customer and are included in accounts payable and other current liabilities in the accompanying Consolidated Statement of Financial Position at each respective balance sheet date.

NOTE 3:  INVENTORIES, NET

(in millions)	March 31, 2005	December 31, 2004

Finished goods	$925	$822
Work in process	302	275
Raw materials	420	391

	1,647	1,488
LIFO reserve	(317)	(330)

Total	$1,330	$1,158

Full year 2005 estimated inventory usage is expected to result in the liquidation of LIFO inventory quantities.  In the aggregate, these inventories are carried at the lower costs prevailing in prior years as compared with the cost of current purchases.  The effect of these expected LIFO liquidations was to reduce cost of goods sold by $16 million in the three months ended March 31, 2005.

NOTE 4:  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $1,457 million and $1,446 million at March 31, 2005 and December 31, 2004, respectively.  The changes in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2005 were as follows:

(in millions)	D&FIS	Health	Graphic Communications	Consolidated Total

Balance at December 31, 2004	$739	$588	$119	$1,446
Goodwill related to acquisitions	—	28	—	28
Finalization of purchase accounting	—	(1)	—	(1)
Currency translation adjustments	(4)	(12)	—	(16)

Balance at March 31, 2005	$735	$603	$119	$1,457

The aggregate amount of goodwill acquired during the three months ended March 31, 2005 of $28 million was attributable to the purchase of Orex within the Health segment.

The gross carrying amount and accumulated amortization by major intangible asset category as of March 31, 2005 and December 31, 2004 were as follows:

	As of March 31, 2005

(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Amortization Period

Technology-based	$280	$111	$169	8 years
Customer-related	210	45	165	15 years
Other	174	23	151	13 years

Total	$664	$179	$485	11 years

	As of December 31, 2004

(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Amortization Period

Technology-based	$264	$106	$158	8 years
Customer-related	206	34	172	15 years
Other	168	20	148	13 years

Total	$638	$160	$478	11 years

The aggregate amount of intangible assets acquired during the three months ended March 31, 2005 of $26 million was primarily attributable to $3.7 million of customer-related intangibles and $8.9 million of technology-based intangibles related to the purchase of Orex; $6.5 million of technology-based intangible assets; and $6 million of technology-based intangible assets related to the finalization of purchase accounting for the purchase of Lucky Film.

Amortization expense related to purchased intangible assets for the three months ended March 31, 2005 and 2004 was $17 million and $14 million, respectively.

Estimated future amortization expense related to purchased intangible assets at March 31, 2005 is as follows (in millions):

2005	$50
2006	61
2007	57
2008	56
2009	48
2010 and thereafter	213

Total	$485

NOTE 5:  INCOME TAXES

A reconciliation between the U.S. federal income tax rate, the Company’s estimated annual effective tax rate and the first quarter income tax rate from continuing operations was as follows:

	Three months ended March 31,

	2005		2004

			(Restated)
U.S. statutory tax rate	(35.0	) %	(35.0	) %
Increase (decrease) in statutory rate resulting from:
State and other income taxes, net of federal	(0.6	) %	(0.6	) %
Export sales and manufacturing credits	1.7		2.0
Operations outside the U.S.	21.7		19.0
Valuation allowance	1.0		—
Interest on reserves	(3.1)		(6.1)
Other, net	1.3		(0.3)

Estimated annual effective tax rate	(13.0	) %	(21.0	) %
Impact from discrete period items:
Restructuring	(15.0	) %	(15.0	) %
Purchased in-process R&D	—		(4.0)
Tax settlement	—		(83.0)

First quarter income tax rate	(28.0	) %	(123.0	) %

For the period ended March 31, 2005, discrete period tax benefits of $57 million were recorded in connection with restructuring charges of $209 million, which when aggregated are taxed in jurisdictions with tax rates greater than the estimated annual effective tax rate.

For the period ended March 31, 2004, discrete period tax benefits of $26 million were recorded in connection with the following items, which when aggregated were taxed in jurisdictions with tax rates greater than the estimated annual effective tax rate: restructuring charges of $78 million; and a $9 million charge for purchased in-process research and development costs.

In addition, during the three months ended March 31, 2004, the Company received confirmation that the Internal Revenue Service had provided a formal concession concerning the taxation of certain intercompany royalties, which could not legally be distributed to the parent.  The $32 million settlement was recorded as a discrete period tax benefit within earnings from continuing operations.

The American Jobs Creation Act of 2004 (the “Act”) was signed into law in October of 2004.  The Act creates a temporary incentive for U.S. multinationals to repatriate foreign subsidiary earnings by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations.  The deduction is subject to a number of limitations and requirements, including adoption of a specific domestic reinvestment plan for the repatriated earnings.  Whether the Company will ultimately take advantage of the temporary incentive depends on a number of factors.  The Company is not yet in a position to finalize its decision regarding this temporary incentive, although it needs to do so before December 31, 2005.  Until the time that the Company finalizes its decision, the Company will make no changes to its current intention to indefinitely reinvest accumulated earnings of its foreign subsidiaries.  As a result, no provision has been made for income taxes that would be payable upon distribution of such earnings.

NOTE 6:  COMMITMENTS AND CONTINGENCIES

Environmental

At March 31, 2005 the Company’s undiscounted accrued liabilities for environmental remediation costs amounted to $145 million and are reported in other long-term liabilities in the accompanying Consolidated Statement of Financial Position.

The Company is currently implementing a Corrective Action Program required by the Resource Conservation and Recovery Act (RCRA) at the Kodak Park site in Rochester, NY.  As part of this program, the Company has completed the RCRA Facility Assessment (RFA), a broad-based environmental investigation of the site.  The Company is currently in the process of completing, and in some cases has completed, RCRA Facility Investigations (RFI) and Corrective Measures Studies (CMS) for areas at the site.  At March 31, 2005, estimated future investigation and remediation costs of $63 million are accrued for this site and are included in the $145 million reported in other long-term liabilities.

The Company announced the closing of three manufacturing facilities outside the United States in 2004.  The Company has obligations with estimated future investigation, remediation and monitoring costs of $21 million at two of these facilities.  At March 31, 2005, these costs are accrued and included in the $145 million reported in other long-term liabilities.

The Company has obligations relating to other operating sites and former operations with estimated future investigation, remediation and monitoring costs of $33 million.  At March 31, 2005, these costs are accrued and included in the $145 million reported in other long-term liabilities.

The Company has retained certain obligations for environmental remediation and Superfund matters related to certain sites associated with the non-imaging health businesses sold in 1994.  At March 31, 2005, estimated future remediation costs of $28 million are accrued for these sites and are included in the $145 million reported in other long-term liabilities.

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

A Consent Decree was signed in 1994 in settlement of a civil complaint brought by the U.S. Environmental Protection Agency and the U.S. Department of Justice.  In connection with the Consent Decree, the Company is subject to a Compliance Schedule, under which the Company has improved its waste characterization procedures, upgraded one of its incinerators, and is evaluating and upgrading its industrial sewer system.  The total expenditures required to complete this program are currently estimated to be approximately $7 million over the next four years.  These expenditures are incurred as part of plant operations and, therefore, are not included in the environmental accrual at March 31, 2005.

The Company is presently designated as a potentially responsible party (PRP) under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (the Superfund Law), or under similar state laws, for environmental assessment and cleanup costs as the result of the Company’s alleged arrangements for disposal of hazardous substances at five Superfund sites.  With respect to each of these sites, the Company’s liability is minimal.  In addition, the Company has been identified as a PRP in connection with the non-imaging health businesses in four active Superfund sites.  Numerous other PRPs have also been designated at these sites.  Although the law imposes joint and several liability on PRPs, the Company’s historical experience demonstrates that these costs are shared with other PRPs.  Settlements and costs paid by the Company in Superfund matters to date have not been material.  Future costs are also not expected to be material to the Company’s financial position, results of operations or cash flows.

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

Other Commitments and Contingencies

At March 31, 2005, the Company had outstanding letters of credit totaling $141 million and surety bonds in the amount of $110 million primarily to ensure the completion of environmental remediations and payment of possible casualty and workers’ compensation claims.

On March 8, 2004, the Company filed a complaint against Sony Corporation in federal district court in Rochester, New York, for digital camera patent infringement.  Several weeks later, on March 31, 2004, Sony sued the Company for digital camera patent infringement in federal district court in Newark, New Jersey.  Sony subsequently filed a second lawsuit against the Company in Newark, New Jersey, alleging infringement of a variety of other Sony patents.  The Company filed a counterclaim in the New Jersey action, asserting infringement by Sony of the Company’s kiosk patents.  The Company successfully moved to transfer Sony’s New Jersey digital camera patent infringement case to Rochester, New York, and the two digital camera patent infringement cases are now consolidated for purposes of discovery.  Based on the current discovery schedule, the Company expects that claims construction hearings in the digital camera cases will take place in 2006.  Both the Company and Sony Corporation seek unspecified damages and other relief.  Although this lawsuit may result in the Company’s recovery of damages, the amount of the damages, if any, cannot be quantified at this time.  Accordingly, the Company has not recognized any gain in the financial statements as of March 31, 2005, in connection with this matter.

The Company and its subsidiary companies are involved in other lawsuits, claims, investigations and proceedings, including product liability, commercial, intellectual property, environmental, and health and safety matters, which are being handled and defended in the ordinary course of business.  There are no such matters pending representing contingent losses that the Company and its General Counsel expect to be material in relation to the Company’s business, financial position or results of operations, or cash flows.

NOTE 7:  GUARANTEES

The Company guarantees debt and other obligations under agreements with certain affiliated companies and customers.  At March 31, 2005, these guarantees totaled a maximum of $265 million, with outstanding guaranteed amounts of $158 million.  The maximum guarantee amount includes guarantees of up to: $80 million of debt for Kodak Polychrome Graphics (KPG), an unconsolidated joint venture affiliate in which the Company had a 50% ownership interest until March 31, 2005 and that is now solely owned by the Company effective April 1, 2005 ($55 million outstanding); $118 million of customer amounts due to banks in connection with various banks’ financing of customers’ purchase of product and equipment from Kodak ($64 million outstanding), and $67 million for other unconsolidated affiliates and third parties ($39 million outstanding).  The KPG debt facility and the related guarantee mature on December 31, 2005.  On April 1, 2005, the Company re deemed Sun Chemical Corporation’s 50 percent interest in the KPG joint venture.  As a result, the debt supported by this guarantee will be reported on the Company’s Consolidated Statement of Financial Position subsequent to March 31, 2005.  See Note 16, “Subsequent Events” for further detail.

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

Management believes the likelihood is remote that material payments will be required under any of the guarantees disclosed above.  With respect to the guarantees that the Company issued in the quarter ended March 31, 2005, the Company assessed the fair value of its obligation to stand ready to perform under these guarantees by considering the likelihood of occurrence of the specified triggering events or conditions requiring performance as well as other assumptions and factors.  The Company has determined that the fair value of the guarantees was not material to the Company’s financial position, results of operations or cash flows.

The Company also guarantees debt owed to banks for some of its consolidated subsidiaries.  The maximum amount guaranteed is $267 million, and the outstanding debt under those guarantees, which is recorded within the short-term borrowings and long-term debt, net of current portion components in the accompanying Consolidated Statement of Financial Position, is $144 million.  These guarantees expire in 2005 through 2006.

The Company may provide up to $100 million in loan guarantees to support funding needs for SK Display Corporation, an unconsolidated affiliate in which the Company has a 34% ownership interest.  As of March 31, 2005, the Company has not been required to guarantee any of SK Display Corporation’s outstanding debt.

Indemnifications

The Company issues indemnifications in certain instances when it sells businesses and real estate, and in the ordinary course of business with its customers, suppliers, service providers and business partners.  Further, the Company indemnifies its directors and officers who are, or were, serving at Kodak’s request in such capacities.  Historically, costs incurred to settle claims related to these indemnifications have not been material to the Company’s financial position, results of operations or cash flows.  Additionally, the fair value of the indemnifications that the Company issued during the quarter ended March 31, 2005 was not material to the Company’s financial position, results of operations or cash flows.

Warranty Costs

The Company has warranty obligations in connection with the sale of its equipment.  The original warranty period for equipment products is generally one year or less.  The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale.  The Company estimates its warranty cost at the point of sale for a given product based on historical failure rates and related costs to repair.  The change in the Company’s accrued warranty obligations balance from December 31, 2004 to March 31, 2005, which is reflected in accounts payable and other current liabilities in the accompanying Consolidated Statement of Financial Position, was as follows:

(in millions)

Accrued warranty obligations at December 31, 2004	$62
Actual warranty experience during 2005	(18)
2005 warranty provisions	21
Adjustments for changes in estimates	(1)

Accrued warranty obligations at March 31, 2005	$64

The Company also offers extended warranty arrangements to its customers that are generally one year, but may range from three months to three years after the original warranty period.  The Company provides repair services and routine maintenance under these arrangements.  The Company has not separated the extended warranty revenues and costs from the routine maintenance service revenues and costs, as it is not practicable to do so.  Costs incurred under these extended warranty arrangements for the quarter ended March 31, 2005 amounted to $56 million.  The change in the Company’s deferred revenue balance in relation to these extended warranty arrangements from December 31, 2004 to March 31, 2005, which is reflected in accounts payable and other current liabilities in the accompanying Consolidated Statement of Financial Position, was as follows:

(in millions)

Deferred revenue at December 31, 2004	$141
New extended warranty arrangements in 2005	100
Recognition of extended warranty arrangement revenue in 2005	(88)

Deferred revenue at March 31, 2005	$153

NOTE 8:  RESTRUCTURING COSTS AND OTHER

Currently, the Company is being adversely impacted by the progressing digital substitution.  As the Company continues to adjust its operating model in light of changing business conditions, it is probable that ongoing focused cost reduction activities will be required from time to time.

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

Restructuring Programs Summary

The activity in the accrued restructuring balances and the non-cash charges incurred in relation to all of the restructuring programs described below were as follows for the first quarter of 2005:

(in millions)	Balance Dec. 31, 2004	Costs Incurred	Reversals	Cash Payments	Non- cash Settlements	Other Adjustments and Reclasses (1)	Balance Mar. 31, 2005

2004-2006 Program:
Severance reserve	$267	$73	$—	$(72)	$—	$(46)	$222
Exit costs reserve	36	23	—	(18)	—	—	41

Total reserve	$303	$96	$—	$(90)	$—	$(46)	$263

Long-lived asset impairments and inventory write-downs	$—	$34	$—	$—	$(34)	$—	$—

Accelerated depreciation	$—	$81	$—	$—	$(81)	$—	$—

Pre-2004 Programs:
Severance reserve	$40	$—	$(1)	$(12)	$—	$—	$27
Exit costs reserve	12	—	(1)	(2)	—	—	9

Total reserve	$52	$—	$(2)	$(14)	$—	$—	$36

Total of all restructuring programs	$355	$211	$(2)	$(104)	$(115)	$(46)	$299

(1)

The Other Adjustments and Reclasses column of the table above includes reclassifications to Other long-term assets, Pension and other postretirement liabilities (for amounts relating to restructuring actions that impacted the Company’s retirement and postretirement plans) in the Consolidated Statement of Financial Position.  It also includes foreign currency translation adjustments of $(9) million, which are reflected in accumulated other comprehensive loss within the Consolidated Statement of Financial Position.

The costs incurred, net of reversals, which total $209 million for the three months ended March 31, 2005, include $81 million and $10 million of charges related to accelerated depreciation and inventory write-downs that were reported in cost of goods sold in the accompanying Consolidated Statement of Earnings for the three months ended March 31, 2005.  The remaining costs incurred, net of reversals, of $118 million were reported as restructuring costs and other in the accompanying Consolidated Statement of Earnings for the three months ended March 31, 2005.    The severance costs and exit costs require the outlay of cash, while long-lived asset impairments, accelerated depreciation and inventory write-downs represent non-cash items.

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

The Company implemented certain actions under this program during the first quarter of 2005.  As a result of these actions, the Company recorded charges of $130 million in the first quarter of 2005, which were composed of severance, long-lived asset impairments, exit costs and inventory write-downs of $73 million, $24 million, $23 million and $10 million, respectively.  The severance costs related to the elimination of approximately 1,650 positions, including approximately 450 photofinishing, 400 manufacturing, 25 research and development and 775 administrative positions.  The geographic composition of the positions to be eliminated includes approximately 500 in the United States and Canada and 1,150 throughout the rest of the world.  The reduction of the 1,650 positions and the $96 million charges for severance and exit costs are reflected in the 2004-2006 Restructuring Program table below.  The $24 million charge for long-lived asset impairments was included in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the quarter ended March 31, 2005.  The long-lived asset impairment charge of $24 million includes a charge of approximately $7 million to write off the capitalized interest relating to assets that were disposed of in periods prior to the first quarter of 2005.  See Note 1 under “Basis of Presentation” for further discussion of this charge. The charges taken for inventory write-downs of $10 million were reported in cost of goods sold in the accompanying Consolidated Statement of Earnings for the quarter ended March 31, 2005.

Under this program, on a life-to-date basis as of March 31 2005, the Company has recorded charges of $804 million, which was composed of severance, long-lived asset impairments, exit costs and inventory write-downs of $491 million, $162 million, $122 million and $29 million, respectively.  The severance costs related to the elimination of approximately 11,275 positions, including approximately 5,150 photofinishing, 3,975 manufacturing, 450 research and development, and 1,700 administrative positions.

The following table summarizes the activity with respect to the charges recorded in connection with the focused cost reduction actions that the Company has committed to under the 2004-2006 Restructuring Program and the remaining balances in the related reserves at March 31, 2005:

(dollars in millions)	Number of Employees	Severance Reserve	Exit Costs Reserve	Total	Long-livedAsset Impairments and Inventory Write-downs	Accelerated Depreciation

Q1, 2004 charges	—	$—	$—	$—	$1	$2
Q1, 2004 utilization	—	—	—	—	(1)	(2)

Balance at 3/31/04	—	—	—	—	—	—
Q2, 2004 charges	2,700	98	17	115	28	23
Q2, 2004 utilization	(800)	(12)	(11)	(23)	(28)	(23)
Q2, 2004 other adj. & reclasses	—	(2)	—	(2)	—	—

Balance at 6/30/04	1,900	84	6	90	—	—
Q3, 2004 charges	3,200	186	20	206	27	31
Q3, 2004 reversal	—	—	(1)	(1)	—	—
Q3, 2004 utilization	(2,075)	(32)	(14)	(46)	(27)	(31)
Q3, 2004 other adj. & reclasses	—	—	(5)	(5)	—	—

Balance at 9/30/04	3,025	238	6	244	—	—
Q4, 2004 charges	3,725	134	62	196	101	96
Q4, 2004 reversal	—	(6)	—	(6)	—	—
Q4, 2004 utilization	(2,300)	(125)	(22)	(147)	(101)	(96)
Q4, 2004 other adj. & reclasses	—	26	(10)	16	—	—

Balance at 12/31/04	4,450	267	36	303	—	—
Q1, 2005 charges	1,650	73	23	96	34	81
Q1, 2005 utilization	(2,000)	(72)	(18)	(90)	(34)	(81)
Q1, 2005 other adj. & reclasses	—	(46)	—	(46)	—	—

Balance at 3/31/05	4,100	$222	$41	$263	$—	$—

The severance charges of $73 million were reported in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the three months ended March 31, 2005.  Included in the $73 million charge taken for severance costs was a net curtailment gain of $7 million.  In addition, a reclassification of $44 million was made to other postretirement benefits on the Company’s Consolidated Statement of Financial Position as of March 31, 2005.  These amounts were previously recorded as severance costs in periods previous to the three months ended March 31, 2005.  This net curtailment gain and special termination benefits are disclosed in Note 9, “Retirement Plans and Other Postretirement Benefits.” The exit costs of $23 million were reported in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the three months ended March 31, 2005.  The severance costs and exit costs require the outlay of cash, while the long-lived asset impairments and inventory write-downs represent non-cash items.  During the first quarter of 2005, the Company made $72 million of severance payments and $18 million of exit costs payments related to the 2004-2006 Restructuring Program.  As a result of the initiatives already implemented under the 2004-2006 Restructuring Program, severance payments will be paid during periods through 2007 since, in many instances, the employees whose positions were eliminated can elect or are required to receive their payments over an extended period of time.  In addition, certain exit costs, such as long-term lease payments, will be paid during periods through 2007.

As a result of initiatives implemented under the 2004-2006 Restructuring Program, the Company recorded $81 million of accelerated depreciation on long-lived assets in cost of goods sold in the accompanying Consolidated Statement of Earnings for the three months ended March 31, 2005.  The accelerated depreciation relates to long-lived assets accounted for under the held and used model of SFAS No. 144.  Accelerated depreciation represents a non-cash item.  The first quarter amount of $81 million relates to $20 million of photofinishing facilities and equipment, $60 million of manufacturing facilities and equipment, and $1 million of administrative facilities and equipment that will be used until their abandonment.  The Company will incur accelerated depreciation charges of approximately $86 million in the second quarter of 2005 as a result of the initiatives already implemented under the 2004-2006 Restructuring Program.

The charges of $211 million recorded in the first quarter included $71 million applicable to the D&FIS segment, $7 million applicable to the Health segment, and $4 million applicable to the Graphics Communication segment.  The balance of $129 million was applicable to manufacturing, research and development, and administrative functions, which are shared across all segments.

Pre-2004 Restructuring Programs

At March 31, 2005, the Company had remaining severance and exit costs reserves of $27 million and $9 million, respectively, relating to restructuring plans committed to or executed prior to 2004.

The remaining severance payments relate to initiatives already implemented under the Pre-2004 Restructuring Programs and will be paid out during 2005 since, in many instances, the employees whose positions were eliminated can elect or are required to receive their severance payments over an extended period of time.  Most of the remaining exit costs reserves represent long-term lease payments, which will continue to be paid over periods throughout and after 2005.

In addition, the Company reversed $1 million of severance reserves and $1 million of exit costs reserves.  The severance reserve reversals were recorded, as severance payments were less than originally estimated.  The exit costs reserves reversed in the first quarter of 2005 resulted from the Company settling certain exit cost obligations for an amount that was less than originally estimated.  The severance and exit costs reserve reversals were included in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the quarter ended March 31, 2005.

NOTE 9:  RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of the net periodic benefit cost for all major funded and unfunded U.S. and Non-U.S. defined benefit plans for the three months ended March 31 are as follows:

	2005		2004

			(Restated)
(in millions)	U.S.	Non- U.S.	U.S.	Non- U.S.

Service cost	$30	$11	$31	$9
Interest cost	90	42	99	39
Expected return on plan assets	(130)	(52)	(138)	(42)
Amortization of:
Prior service cost	—	8	—	(5)
Actuarial loss	10	17	7	12

	—	26	(1)	13
Special termination benefits	—	44	—	1
Curtailment loss (gain)	—	(4)	7	(7)

Net pension cost	—	66	6	7
Other plans including unfunded plans	—	2	—	5

Total net pension cost	$—	$68	$6	$12

For the quarters ended March 31, 2005 and 2004, $44 million and $1 million, respectively, of special termination benefits charges were incurred as a result of the Company’s restructuring actions and, therefore, has been included in restructuring costs and other in the Consolidated Statement of Earnings.  Additionally, as a result of the Company’s restructuring action, the Company recognized a net curtailment benefit of $4 million that has been included in restructuring costs and other in the Consolidated Statement of Earnings for the quarter ended March 31, 2005.

As a result of the cumulative impact of the ongoing position eliminations under its Pre-2004 and 2004-2006 Restructuring Programs, as disclosed in Note 8, the Company incurred curtailment gains and losses with respect to certain of its retirement plans in the first quarter of 2005.  These curtailment events resulted in the remeasurement of the plans’ obligations during the quarter, which impacted the accounting for the additional minimum pension liabilities.  These remeasurements resulted in a decrease in the additional minimum pension liabilities of $106 million during the first quarter of 2005.  This decrease is reflected in the pension and other postretirement liabilities component within the accompanying Consolidated Statement of Financial Position as of March 31, 2005.  The net-of-tax amount of $75 million relating to the decrease of the additional minimum pension liabilities is reflected in the accumulated other comprehensive loss component within the accompanying Consolidated Statement of Financial Position as of March 31, 2005.

The Company made contributions (funded plans) or paid benefits (unfunded plans) totaling approximately $53 million relating to its major U.S. and non-U.S. defined benefit pension plans in the first quarter of 2005.  The Company expects its contribution (funded plans) and benefit payment (unfunded plans) requirements for its major U.S. and non-U.S. defined benefit pension plans for the balance of 2005 to be approximately $121 million.

Postretirement benefit cost for the Company’s U.S., United Kingdom and Canada postretirement benefit plans, which represent the Company’s major postretirement plans, include:

(in millions)	2005	2004

Components of net postretirement benefit cost
Service cost	$3	$4
Interest cost	43	53
Amortization of:
Prior service cost	(14)	(15)
Actuarial loss	16	31

	48	73
Curtailment gain	(3)	(22)

Total net postretirement benefit cost	$45	$51

As a result of the cumulative impact of the ongoing position eliminations under its Pre-2004 and 2004-2006 Restructuring Programs, as disclosed in Note 8, the Company incurred curtailment gains of $3 million and $22 million for the quarters ended March 31, 2005 and 2004, respectively.

During the quarter ended June 30, 2004, the Company adopted the provisions of FSP 106-2 with respect to its U.S. postretirement plan, which resulted in a remeasurement of the plan’s accumulated projected benefit obligation (APBO) as of April 1, 2004.  The actuarially determined impact of the subsidy reduced the APBO by approximately $354 million.  The effect of the subsidy on the measurement of the net periodic postretirement benefit cost was to reduce the cost by approximately $12 million for the three months ended March 31, 2005 as follows:

(in millions)	Three Months Ended March 31, 2005

Effect of Subsidy
Interest cost	$5
Amortization of the actuarial gain	7

$12

The Company paid benefits totaling approximately $60 million relating to its U.S., United Kingdom and Canada postretirement benefit plans in the first quarter of 2005.  The Company expects to pay benefits of $182 million for postretirement plans for the balance of 2005.

NOTE 10:  EARNINGS PER SHARE

Options to purchase 20.7 million and 37.5 million shares of common stock at weighted average per share prices of $62.57 and $48.63 for the three months ended March 31, 2005 and 2004, respectively, were outstanding during the periods presented but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares for the respective periods and, therefore, the impact of these shares on the diluted earnings per share calculation would be anti-dilutive.

In addition, approximately 18.5 million shares related to the assumed conversion of the Company’s Contingent Convertible Securities were not included in the denominator, and approximately $3 million related to the after-tax interest expense on the Contingent Convertible Securities for the three months ended March 31, 2005 and 2004 was not adjusted for in the numerator for purposes of the computation of diluted earnings per share for the three months ended March 31, 2005 and 2004.  These items were not included in the computation because they are anti-dilutive to the Company’s earnings per share.

NOTE 11:  SHAREHOLDERS’ EQUITY

The Company has 950 million shares of authorized common stock with a par value of $2.50 per share, of which 391 million shares had been issued as of March 31, 2005 and December 31, 2004.  Treasury stock at cost consists of approximately 104 million and 105 million shares at March 31, 2005 and December 31, 2004, respectively.

On February 18, 2004, the Company announced that it would begin expensing stock options starting January 1, 2005 using the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.”  In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” a new accounting standard that will now require the expensing of stock options for interim and annual periods within fiscal years beginning after June 15, 2005.

Early adoption of SFAS No. 123R is permitted for all companies.  On January 1, 2005, the Company early adopted the stock option expensing rules of the new standard.  For the three months ended March 31, 2005, the Company recorded stock option expense of $2.8 million.  The Company’s expensing of stock options increased the basic and diluted loss per share by less than $.01 for the three months ended March 31, 2005.

Prior to January 1, 2005, the Company accounted for its employee stock incentive plans under APB No. 25 and the related interpretations under Financial Accounting Standards Board (FASB) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.”  Accordingly, no stock option expense was reflected in net earnings for the three months ended March 31, 2004, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

The Company has determined the pro forma net earnings and net earnings per share information for the three months ended March 31, 2004 as if the fair value method of SFAS No. 123 had been applied to its stock-based employee compensation.  Net earnings, as reported, and the pro forma information is as follows:

(in millions, except per share data)	Three Months Ended March 31, 2004

(Restated)
Net earnings, as reported	$21
Deduct: Total stock-based employee compensation expense determined under fair value method of all awards, net of related tax effects	(2)

Pro forma net earnings	$19

Net earnings per share:
Basic and diluted - as reported	$.07
Basic and diluted - pro forma	$.07

NOTE 12:  COMPREHENSIVE LOSS

	Three Months Ended March 31

(in millions)	2005	2004

		(Restated)
Net (loss) income	$(142)	$21
Unrealized losses on available-for-sale securities	(1)	(1)
Realized and unrealized gains from hedging activity	—	4
Currency translation adjustments	(99)	(26)
Minimum pension liability adjustment	75	(45)

Total comprehensive loss	$(167)	$(47)

NOTE 13:  ACQUISITIONS

2005

OREX Computed Radiography Ltd.

On March 3, 2005, the Company completed the acquisition of OREX Computed Radiography Ltd. (OREX) for $51 million, inclusive of cash on hand at closing which totaled approximately $4 million.  OREX is a leading provider of compact, robust computed radiography systems that enables medial practitioners to acquire patient x-ray images digitally.  The acquisition will add the technology of OREX’s small format computed radiography products for use in various health imaging markets, such as orthopedics, diagnostic imaging centers, dentistry, and industrial non-destructive testing (NDT).  OREX has become a wholly owned subsidiary and operates within the Company’s Health segment.

The preliminary purchase price allocation, which is subject to adjustment based upon the final closing balance sheet, is as follows:

At March 3, 2005 – (in millions)

Current assets	$18
Intangible assets (including in-process R&D)	15
Other non-current assets (including PP&E)	2
Goodwill	28

Total assets acquired	$63

Current liabilities	$12

Total liabilities assumed	$12

Net assets acquired	$51

Of the $15 million of acquired intangible assets, $2 million was assigned to research and development assets that were written off at the date of acquisition.  This amount was determined by identifying research and development projects that had not yet reached technological feasibility and for which no alternative future uses exist.  The value of the projects identified to be in progress was determined by estimating the future cash flows from the projects once commercialized, less costs to complete development and discounting these net cash flows back to their present value.  The discount rate used for these five research and development projects was 18%.  The charges for the write-off were included as research and development costs in the Company’s Consolidated Statement of Earnings for the three months ended March 31, 2005.

The remaining $13 million of intangible assets, which relate to developed technology and customer relationships, have useful lives ranging from five to fifteen years.  The $28 million of goodwill will be assigned to the Health segment.

2004

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

As of the acquisition date, management began to assess and formulate plans to restructure the NexPress-related entities.  As of March 31, 2005, management had completed its assessment and approved actions on the plans.  Accordingly, as of March 31, 2005, the related liability was $3 million.  This liability is included in the current liabilities amount reported above and represents restructuring charges related to the entities and net assets acquired.  To the extent such actions related to the Company’s historical ownership in the NexPress Solutions LLC joint venture, the restructuring charges will be reflected in the Company’s Consolidated Statement of Earnings.  This amount was $1 million as of March 31, 2005.

Pro-forma Financial Information

The following unaudited pro forma financial information presents the combined results of operations of the Company and the Company’s significant acquisition since March 31, 2004, NexPress, as if the acquisition had occurred as of the beginning of the periods presented.  The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of the Company that would have been reported had the acquisitions been completed as of the beginning of the periods presented, and should not be taken as representative of the future consolidated results of operations or financial condition of the Company.  Pro forma results were as follows for the three months ended March 31, 2004:

(in millions, except per share data)	2004

Net sales	$3,004
Loss from continuing operations	$(8)
Basic and diluted net loss per share from continuing operations	$(.03)
Number of common shares used in:
Basic net loss per share	286.6
Diluted net loss per share	286.7

The pro forma results include amortization of the intangible assets presented above and exclude the write-off of research and development assets that were acquired.  The amount of research and development assets was $3 million and the write-off was recorded during the second quarter of 2004.

NOTE 14:  DISCONTINUED OPERATIONS

On August 13, 2004, the Company completed the sale of RSS to ITT for $725 million in cash.  RSS, a leading provider of specialized imaging solutions to the aerospace and defense community, was part of the Company’s commercial and government systems’ operation within the Commercial Imaging segment.  Its customers include NASA, other U.S. government agencies, and aerospace and defense companies.   RSS had net sales for the three months ended March 31, 2004 of approximately $131 million.  RSS had earnings before taxes for the three months ended March 31, 2004 of approximately $19 million.  The sale of RSS resulted in an after-tax gain of approximately $439 million recorded in the third quarter of 2004.

As a result of the sale of the assets and business of the Remote Sensing Systems operation, including the stock of the Company’s wholly owned subsidiary, Research Systems, Inc. (collectively known as RSS), to ITT Industries (“ITT”) during 2004, the Company will transfer the related employees’ plan assets of the Company’s pension plan during 2005.  The after-tax gain of $439 million recorded during 2004 excluded the estimated settlement loss of $55 million, which will be recognized upon final transfer of the plan assets.

The contract with ITT includes a provision under which Kodak may receive up to $35 million in cash (the “Cash Amount”) from ITT depending on the amount of pension plan assets that are ultimately transferred from Kodak’s defined benefit pension plan trust in the U.S. to ITT.  The total amount of assets that Kodak will ultimately transfer to ITT will be actuarially determined in accordance with the applicable sections under the Treasury Regulations and ERISA (the “Transferred Assets”).  The Cash Amount will be equal to 50% of the amount by which the Transferred Assets exceed the maximum amount of assets that would be required to be transferred in accordance with the applicable U.S. Government Cost Accounting Standards (the “CAS Assets”), up to $35 million.  Based on preliminary actuarial valuations, the estimated Cash Amount is approximately $30 million.  Accordingly, the after-tax gain from the sale of RSS includes an estimated pre-tax amount of $30 million, representing the Company’s estimate of the Cash Amount that will be received following the transfer of the pension plan assets to ITT.  This amount has been recorded in assets of discontinued operations in the Company’s Consolidated Statement of Financial Position as of March 31, 2005 and December 31, 2004.  Upon completion of the final actuarial valuation (expected during 2005), which will determine the Transferred Assets, the gain will be adjusted accordingly.

Total Company earnings from discontinued operations for the three months ended March 31, 2004 of approximately $13 million was net of provisions for income taxes of $8 million.

NOTE 15:  SEGMENT INFORMATION

In September of 2004, the Company announced the realignment of its operations, effective January 1, 2005, changing the corporate segment reporting structure beginning with the first quarter, 2005.

As a result of the change in composition of the reportable segments, the accompanying segment information for the quarter ended March 31, 2004 has been presented in accordance with the new structure and to conform to the presentation for the quarter ended March 31, 2005.

The Company has three reportable segments based on the aggregation of similar products and services: Digital and Film Imaging Systems (D&FIS); Health; and Graphic Communications.  The balance of the Company’s operations, which individually and in the aggregate do not meet the criteria of a reportable segment, are reported in All Other.

Segment financial information is shown below:

	Three Months Ended March 31

(in millions)	2005	2004

		(Restated)
Net sales from continuing operations:
D&FIS	$1,801	$1,978
Health	626	631
Graphic Communications	368	283
All Other	37	28

Consolidated total	$2,832	$2,920

Earnings (loss) from continuing operations before interest, other income (charges), net and income taxes:
D&FIS	$4	$25
Health	71	95
Graphic Communications	(20)	—
All Other	(42)	(35)

Total of segments	13	85
Restructuring costs and other	(209)	(78)

Consolidated total	$(196)	$7

Earnings (loss) from continuing operations:
D&FIS	$12	$21
Health	63	75
Graphic Communications	(1)	(2)
All Other	(37)	(29)

Total of segments	37	65
Restructuring costs and other	(209)	(78)
Interest expense	(38)	(44)
Other corporate items	5	2
Income tax effects on above items and taxes not allocated to segments	62	63

Consolidated total	$(143)	$8

NOTE 16:  SUBSEQUENT EVENTS

On January 12, 2005, the Company announced that it would become the sole owner of Kodak Polychrome Graphics (KPG) through the redemption of Sun Chemical Corporation’s 50 percent interest in the KPG joint venture.  The transaction will further establish the Company as a leader in the graphic communications industry and will complement the Company’s existing business in this market.  The Company completed the acquisition of KPG on April 1, 2005.  Under the terms of the transaction, the Company redeemed all of Sun Chemical’s shares in KPG by providing $317 million in cash at closing and by entering into two notes payable arrangements, one that will be payable within the U.S. (the U.S. note) and one that will be payable outside of the U.S. (the non-U.S. note), that will require principal and interest payments of $200 million in the third quarter of 2006, and $50 million annually from 2008 through 2013.  The total payments due under the U.S. note and the non-U.S. note are $100 million and $400 million, respectively.  The aggregate fair value of these notes payable arrangements, which will be recorded as long-term debt in the Company’s Consolidated Statement of Financial Position as of the acquisition date, is approximately $395 million. As of the date of this filing, the preliminary purchase price allocation is not available.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restatement of Previously Issued Financial Statements

On April 6, 2005, the Company restated its consolidated financial statements as of and for the year ended December 31, 2003.  In addition, the Company restated its quarterly consolidated financial statements for each of the quarterly periods in 2003 and for the first three quarters of 2004.  The restatement reflected adjustments to correct errors in the Company’s accounting for income taxes, accounting for pensions and other postretirement benefits as well as other miscellaneous adjustments.  The restatement resulted in the Company adjusting its previously reported net earnings for the three months ended March 31, 2004 of $28 million ($.10 per share) to net earnings of $21 million ($.07 per share).  The nature and impact of these adjustments are described in Note 1: “Basis of Presentation and Restatement.”

New Kodak Operating Model and Change in Reporting Structure:

In September of 2004, the Company announced an organizational realignment, effective January 1, 2005, changing the corporate segment reporting structure beginning with the first quarter, 2005.

Through year-end 2004, Kodak reported financial information for four reportable segments: D&FIS, Health, Commercial Imaging, and Graphic Communications, and All Other.  The bridge from the previous segment reporting to the new reporting structure is outlined below:

D&FIS Segment:  The D&FIS segment comprises the same products and services as the current D&FIS segment, with the addition of aerial and industrial films.  This segment provides consumers, professionals and cinematographers with digital and traditional products and services.

Health Segment:  There were no changes to the Health segment, except for the addition of Orex, which was acquired on March 3, 2005.  This segment supplies the healthcare industry with traditional and digital image capture and output products and services.

Graphic Communications Segment:  As of January 1, 2005, the Graphic Communications segment consists of Encad, Inc., a maker of wide-format inkjet printers, inks and media; Kodak Versamark, Inc., a world leader in high-speed, 100% variable data printing; and NexPress Solutions, Inc., a leader in on-demand digital color and monochrome image printing systems.  Kodak’s Document Products and Services organization (previously part of Commercial Imaging), which includes market-leading production and desktop document scanners, microfilm, worldwide service and support and business process services operations, is also part of this segment, along with traditional graphic products which are sold to Kodak Polychrome Graphics LLC (KPG), and Kodak’s 50 percent interest in KPG, a joint venture with Sun Chemical until March 31, 2005 that is now solely owned by the Company.

The Graphic Communications segment serves a variety of customers in the in-plant, data center, commercial printing and digital service bureau markets with a range of equipment that spans large-format inkjet printing and digital monochrome printing to on-demand digital image-rich color printing and transactional communications.

On January 12, 2005, the Company announced that it had entered into a Redemption Agreement with Sun Chemical Corporation and Sun Chemical Group B.V. (collectively, “Sun”), pursuant to which the parties have agreed to consummate certain transactions that will result in Kodak owning 100% of the equity interests in Kodak Polychrome Graphics LLC and Kodak Polychrome Graphics Company Ltd. (KPG).  The Company completed its acquisition of KPG on April 1, 2005.

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

All Other:  All Other is composed of Kodak’s display and components business for image sensors, and other small, miscellaneous businesses.  These businesses offer imaging sensors to original equipment manufacturers (OEMs) and other specialty materials including organic light emitting diode (OLED) products to commercial customers.  It also includes development initiatives in inkjet technologies.

SUMMARY

	Three Months Ended March 31

(in millions, except per share data)	2005	2004	Change

	(Restated)
Net sales	$2,832	$2,920	-3%
(Loss) earnings from continuing operations before interest, other income (charges), net and income taxes	(196)	7	-2900
(Loss) earnings from continuing operations	(143)	8	-1888
Earnings from discontinued operations	1	13
Net (loss) earnings	(142)	21	-776
Basic and diluted net (loss) earnings per share:
Continuing operations	(.50)	.03	-1767
Discontinued operations	.00	.04
Total	(.50)	.07	-814

Net Sales from Continuing Operations by Reportable Segment and All Other

	Three Months Ended March 31

(in millions)	2005	2004	Change

	(Restated)
D&FIS
Inside the U.S.	$701	$741	-5%
Outside the U.S.	1,100	1,237	-11

Total D&FIS	1,801	1,978	-9

Health
Inside the U.S.	245	258	-5
Outside the U.S.	381	373	+2

Total Health	626	631	-1

Graphic Communications
Inside the U.S.	156	112	+39
Outside the U.S.	212	171	+24

Total Graphic Communications	368	283	+30

All Other
Inside the U.S.	13	15	-13
Outside the U.S.	24	13	+85

Total All Other	37	28	+32

Consolidated total	$2,832	$2,920	-3%

Earnings (Loss) from Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes by Reportable Segment and All Other

	Three Months Ended March 31

(in millions)	2005	2004	Change

	(Restated)
D&FIS	$4	$25	-84%
Percent of Sales	0%	1%
Health	$71	$95	-25%
Percent of Sales	11%	15%
Graphic Communications	$(20)	$—
Percent of Sales	(5)%
All Other	$(42)	$(35)	-20%
Percent of Sales	(114)%	(125)%

Total of segments	$13	$85	-85%
Percent of Sales	0%	3%
Restructuring costs and other	(209)	(78)

Consolidated total	$(196)	$7	-2900%

Earnings (Loss) from Continuing Operations by Reportable Segment and All Other

	Three Months Ended March 31

(in millions)	2005		2004		Change

	(Restated)
D&FIS	$12		$21		-43%
Percent of Sales	1%		1%
Health	$63		$75		-16%
Percent of Sales	10%		12%
Graphic Communications	$(1)		$(2)		+50%
Percent of Sales	0%		(1	) %
All Other	$(37)		$(29)		-28%
Percent of Sales	(100	) %	(104	) %

Total of segments	$37		$65		-43%
Percent of Sales	1%		2%
Restructuring costs and other	(209)		(78)
Interest expense	(38)		(44)
Other corporate items	5		2
Income tax effects on above items and taxes not allocated to above	62		63

Consolidated total	$(143)		$8		-1888%

COSTS AND EXPENSES

	Three Months Ended March 31

(in millions)	2005	2004	Change

	(Restated)
Gross profit	$705	$807	-13%
Percent of Sales	24.9%	27.6%
Selling, general and administrative expenses	$584	$549	+6%
Percent of Sales	20.6%	18.8%
Research and development costs	$199	$197	+1%
Percent of Sales	7.0%	6.7%

2005 COMPARED WITH 2004
(2004 Restated )

First Quarter

RESULTS OF OPERATIONS – CONTINUING OPERATIONS

CONSOLIDATED

Worldwide Revenues

Net worldwide sales were $2,832 million for the first quarter of 2005 as compared with $2,920 million for the first quarter of 2004, representing a decrease of $88 million or 3%, or a decrease of 5% excluding the favorable impact of exchange.  The decrease in net sales was primarily due to declines in price/mix and declines in volumes, which decreased first quarter sales by approximately 4.1 and 3.6 percentage points, respectively.  The decrease in price/mix was primarily driven by the film capture Strategic Product Group (SPG), consumer digital capture SPG and the Health Group digital capture SPG.  The decrease in volumes was primarily driven by declines in the film capture SPG, the wholesale and retail photofinishing portions of the consumer output SPG, and the Health Group digital output and film capture and output SPGs.  These decreases were partially offset by increases attributable to the acquisition of NexPress Solutions, which contributed $78 million or approximately 2.7 percentage points to first quarter sales, and favorable exchange, which increased first quarter sales by approximately 1.9 percentage points.

Net sales in the U.S. were $1,115 million for the first quarter of 2005 as compared with $1,126 million for the prior year quarter, representing a decrease of $11 million, or 1%.  Net sales outside the U.S. were $1,717 million for the current quarter as compared with $1,794 million for the first quarter of 2004, representing a decrease of $77 million, or 4% as reported, or a decrease of 7% excluding the favorable impact of exchange.

Digital Strategic Product Groups’ Revenues

The Company’s digital product sales, excluding new technologies product sales, were $1,318 million for the first quarter of 2005 as compared with $1,073 million for the prior year quarter, representing an increase of $245 million, or 23%, primarily driven by the consumer digital capture Strategic Product Group (SPG), the kiosks/media portion of the consumer output SPG, and the home printing SPG.

Traditional Strategic Product Groups’ Revenues

Net sales of the Company’s traditional products were $1,511 million for the first quarter of 2005 as compared with $1,841 million for the prior year quarter, representing a decrease of $330 million, or 18%, primarily driven by declines in the film capture SPG, the wholesale and retail photofinishing portions of the consumer output SPG, and the Health Group film capture and output SPG.

Foreign Revenues

The Company’s operations outside the U.S. are reported in three regions: (1) the Europe, Africa and Middle East region (EAMER), (2) the Asia Pacific region and (3) the Canada and Latin America region.  Net sales in the EAMER region were $851 million for the first quarter of 2005 as compared with $910 million for the prior year quarter, representing a decrease of $59 million, or 6% as reported, or a decrease of 10% excluding the favorable impact of exchange.  Net sales in the Asia Pacific region were $578 million for the current quarter as compared with $601 million for the prior year quarter, representing a decrease of $23 million, or 4% as reported, or a decrease of 6% excluding the favorable impact of exchange.  Net sales in the Canada and Latin America region were $288 million in the current quarter as compared with $283 million for the first quarter of 2004, representing an increase of $5 million, or 2% as reported, or flat excluding the favorable impact of exchange.

The Company’s major emerging markets include China, Brazil, Mexico, Russia, India, Korea, Hong Kong and Taiwan.  Net sales in emerging markets were $638 million for the first quarter of 2005 as compared with $658 million for the prior year quarter, representing a decrease of $20 million, or 3% as reported, or a decrease of 5% excluding the favorable impact of exchange.  The emerging market portfolio accounted for approximately 23% of Kodak’s worldwide sales and 37% of Kodak’s non-U.S. sales in the quarter.  The decrease in emerging market sales was primarily attributable to sales declines in China, Korea, Taiwan, Hong Kong and Brazil of 21%, 12%, 11%, 3% and 1%, respectively.  These declines were offset by sales increases in India, Mexico and Russia of 8%, 6% and 1%, respectively.

Sales decreases in China primarily reflect inventory reductions in retail channels for consumer film products.

Gross Profit

Gross profit was $705 million for the first quarter of 2005 as compared with $807 million for the first quarter of 2004, representing a decrease of $102 million, or 13%.  The gross profit margin was 24.9% in the current quarter as compared with 27.6% in the prior year quarter.  The 2.7 percentage point decrease was primarily attributable to declines due to price/mix, driven primarily by consumer digital cameras, entertainment print film, traditional consumer and digital health products and services, which reduced gross profit margins by approximately 3.2 percentage points.  These decreases were partially offset by exchange, which favorably impacted gross profit margins by approximately 0.8 percentage points.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) were $584 million for the first quarter of 2005 as compared with $549 million for the prior year quarter, representing an increase of $35 million, or 6%.  SG&A increased as a percentage of sales from 19% for the first quarter of 2004 to 21% for the current quarter.  The increase in SG&A is primarily attributable to a $16 million pre-tax SG&A charge to exit a consumer photofinishing customer contract, acquisition related SG&A of $24 million, unfavorable exchange of $9 million, and incremental 10-K and restatement costs of $6 million.  These increases were partially offset by cost reduction initiatives.

Research and Development Costs

Research and development costs (R&D) were $199 million for the first quarter of 2005 as compared with $197 million for the first quarter of 2004, representing an increase of $2 million, or 1%.  R&D as a percentage of sales remained constant at 7% from the prior year quarter to the current year quarter.  The increase in R&D is primarily attributable to an increase in investments for digital growth initiatives.  Write-offs for purchased in-process R&D associated with acquisitions made in the first quarter of 2004 were $9 million.

Earnings (Loss) From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

The loss from continuing operations before interest, other income (charges), net and income taxes for the first quarter of 2005 was $196 million as compared with earning of $7 million for the first quarter of 2004, representing a decrease of $203 million, or 2900%.  This decrease is primarily attributable to the reasons described above.

Interest Expense

Interest expense for the first quarter of 2005 was $38 million as compared with $44 million for the prior year quarter, representing a decrease of $6 million, or 14%.  Lower interest expense is a result of lower year over year average debt balances.

Other Income (Charges), Net

The other income (charges), net component includes principally investment income, income and losses from equity investments, foreign exchange, and gains and losses on the sales of assets and investments.  Other income for the current quarter was $35 million as compared with other charges of $2 million for the first quarter of 2004.  The improvement of $37 million is primarily attributable to approximately $17 million resulting from the absence of losses from the Company’s equity investment in the NexPress joint venture for the current year quarter as compared with the prior year quarter and an increase in income from the Company’s equity investment in Kodak Polychrome Graphics (KPG) of approximately $7 million.  In the prior period the NexPress investments were accounted for under the equity method and included in other income (charges), net.  As a result of the Company’s purchase of Heidelberg’s 50% interest in the NexPress joint venture, which closed on May 1, 2004, NexPress is consolidated in the Company’s Statement of Earnings and included in the Graphic Communications segment.

Income Tax Provision (Benefit)

The Company’s estimated annual effective tax rate from continuing operations decreased from 21.0% for the prior year first quarter to 13.0% for the first quarter of 2005.  This decrease is primarily attributable to increased earnings from operations in certain lower-taxed jurisdictions outside the U.S. relative to total consolidated earnings, the estimated full-year earnings impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2004, which is not taxable, and the decrease in interest on reserves.

During the first quarter of 2005, the Company recorded a tax benefit of $56 million, representing an income tax rate from continuing operations of approximately 28.0%.  The income tax rate of 28.0% for the quarter differs from the estimated annual effective tax rate of 13.0% due to discrete period tax benefits of $57 million.  These discrete period tax benefits resulted from net focused cost reduction charges.

On January 12, 2005, Kodak announced that it would become the sole owner of Kodak Polychrome Graphics (KPG) through redemption of Sun Chemical Corporation’s 50% interest in the joint venture.  The transaction closed on April 1, 2005.  The Company’s estimated annual effective tax rate from continuing operations including the impact of the KPG acquisition is 15.5% based on the full year 2005 forecasts.

(Loss) Earnings From Continuing Operations

The loss from continuing operations for the first quarter of 2005 was $143 million, or $.50 per basic and diluted share, as compared with earnings from continuing operations for the first quarter of 2004 of $8 million, or $.03 per basic and diluted share, representing a decrease of $151 million.  This decrease in earnings from continuing operations is attributable to the reasons described above.

DIGITAL & FILM IMAGING SYSTEMS

Worldwide Revenues

Net worldwide sales for the Digital & Film Imaging Systems (D&FIS) segment were $1,801 million for the first quarter of 2005 as compared with $1,978 million for the first quarter of 2004, representing a decrease of $177 million, or 9% as reported, or a decrease of 11% excluding the favorable impact of exchange.  The decrease in net sales was comprised of decreases related to volume driven primarily by declines in the film capture SPG and the wholesale and retail photofinishing portions of the consumer output SPG, which decreased first quarter sales by approximately 6.0 percentage points, and declines related to negative price/mix, driven primarily by the digital capture SPG, the traditional film capture SPG, and the color negative paper SPG, which reduced net sales by approximately 5.1 percentage points.  These decreases were partially offset by favorable exchange, which increased net sales by approximately 2.0 percentage points.

D&FIS segment net sales in the U.S. were $701 million for the current quarter as compared with $741 million for the first quarter of 2004, representing a decrease of $40 million, or 5%.  D&FIS segment net sales outside the U.S. were $1,100 million for the first quarter of 2005 as compared with $1,237 million for the prior year quarter, representing a decrease of $137 million, or 11% as reported, or a decrease of 14% excluding the favorable impact of exchange.

Digital Strategic Product Groups’ Revenues

D&FIS segment digital product sales were $604 million for the current quarter as compared with $473 million for the first quarter of 2004, representing an increase of $131 million, or 28%, primarily driven by the consumer digital capture SPG, the kiosks/media portion of the consumer output SPG, and the home printing SPG.  Net worldwide sales of consumer digital capture products, which include consumer digital cameras, accessories, memory products, and royalties, increased 24% in the first quarter of 2005 as compared with the prior year quarter, primarily reflecting strong volume increases and favorable exchange, partially offset by negative price/mix.  Slower than anticipated sales early in the quarter were partially offset by strengthening sales in March.

Net worldwide sales of picture maker kiosks/media increased 68% in the first quarter of 2005 as compared with the first quarter of 2004, as a result of strong volume increases and favorable exchange.  Sales continue to be driven by strong market acceptance of Kodak’s new generation of kiosks and an increase in consumer demand for digital printing at retail.  During the quarter, Kodak was able to improve on the previous limitations on media supply, and additional capacity came on line in early April.

Net worldwide sales of the home printing solutions SPG, which includes inkjet photo paper and printer docks/media, increased 42% in the current quarter as compared with the first quarter of 2004 driven by sales of printer docks and associated thermal media.  Kodak’s printer dock product continues to maintain a leading U.S. market share position on a unit basis in the 4 x 6 photo printer category through February.  During the quarter, inkjet paper sales declined year over year, as volume growth was more than offset by lower pricing.  Industry growth continues to slow as a result of improving retail printing solutions, and alternative home printing solutions.

Traditional Strategic Product Group Revenues

Segment traditional product sales were $1,197 million for the current quarter as compared with $1,505 million for the first quarter of 2004, representing a decrease of $308 million or 20%, primarily driven by declines in the film capture SPG and the consumer output SPG, partially offset by increases in traditional entertainment imaging color print films.

Net worldwide sales of the film capture SPG, including consumer roll film (35mm and APS film), one-time-use cameras (OTUC), professional films, reloadable traditional film cameras and batteries/videotape, decreased 28% in the first quarter of 2005 as compared with the first quarter of 2004, primarily reflecting volume declines and negative price/mix, partially offset by favorable exchange.

U.S. consumer film industry sell-through volumes decreased approximately 20% in the first quarter of 2005 as compared with the prior year quarter.  Kodak’s sell-in consumer film volumes declined approximately 30% as compared with the prior year quarter, reflecting a continuing reduction in U.S. retailer inventories.  Kodak continues to project full year 2005 consumer film volumes to decline as much as 30% in the U.S., and 20% on a worldwide basis.

Net worldwide sales for the retail photofinishing SPG, which includes color negative paper, minilab equipment and services, chemistry, and photofinishing services at retail, decreased 19% in the first quarter of 2005 as compared with the first quarter of 2004, primarily reflecting volume declines and negative price/mix partially offset by favorable exchange.  Kodak has changed its participation model for minilab equipment in the U.S. eliminating direct sales involvement in favor of a referral model.

Net worldwide sales for the wholesale photofinishing SPG, which includes color negative paper, equipment, chemistry, and photofinishing services at Qualex in the U.S. and CIS (Consumer Imaging Services) outside the U.S., decreased 41% in the first quarter of 2005 as compared with the first quarter of 2004, reflecting continuing volume declines partially offset by favorable exchange.

Net worldwide sales for the entertainment film SPGs, including origination and print films for the entertainment industry increased 6%, primarily reflecting volume increases and favorable exchange that was partially offset by negative price/mix.  Entertainment films continued to benefit from a robust market and higher volume driven by simultaneous worldwide releases of major feature films.

Gross Profit

Gross profit for the D&FIS segment was $461 million for the first quarter of 2005 as compared with $502 million for the prior year quarter, representing a decrease of $41 million or 8%.  The gross profit margin was 25.6% in the current quarter as compared with 25.4% in the prior year quarter.  The 0.2 percentage point increase was comprised of positive results from initiatives to reduce manufacturing costs, which improved gross profit margins by approximately 3.7 percentage points, and foreign exchange, which favorably impacted gross profit margins by approximately 0.7 percentage points.  These increases were partially offset by declines attributable to price/mix, primarily driven by the film capture SPG, the color negative paper SPG, and entertainment print films, which reduced gross profit margins by approximately 4.1 percentage points.

Selling, General and Administrative Expenses

SG&A expenses for the D&FIS segment increased $6 million, or 2%, from $377 million in the first quarter of 2004 to $383 million in the current quarter, and increased as a percentage of sales from 19% for the first quarter of 2004 to 21% for the current quarter.  The increase is primarily attributable to a $16 million pre-tax SG&A charge to exit a consumer photofinishing customer contract, which was only partially offset by cost reduction actions.

Research and Development Costs

R&D costs for the D&FIS segment decreased $25 million, or 25%, from $99 million in the first quarter of 2004 to $74 million in the current quarter and decreased as a percentage of sales from 5% in the prior year quarter to 4%.  The decrease in R&D was primarily attributable to spending reductions related to traditional products and services, and a $9 million charge incurred in the first quarter of 2004 for the one-time write-off of purchased in-process R&D, with no such charge incurred in the current quarter for D&FIS.

Earnings From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

Earnings from continuing operations before interest, other income (charges), net and income taxes for the D&FIS segment were $4 million in the first quarter of 2005 compared with $25 million in the first quarter of 2004, representing a decrease of $21 million or 84%, primarily as a result of the factors described above.

HEALTH

Worldwide Revenues

Net worldwide sales for the Health segment were $626 million for the first quarter of 2005 as compared with $631 million for the prior year quarter, representing a decrease of $5 million, or 1% as reported, or a decrease of 3% excluding the favorable impact of exchange.  The decrease in sales was attributable to decreases in price/mix of approximately 2.4 percentage points, primarily driven by the digital capture SPG, digital output SPG, and the traditional medical film portion of the film capture and output SPG.  Volume remained unchanged year over year.  These decreases were partially offset by an increase from favorable exchange of approximately 2.1 percentage points.

Net sales in the U.S. were $245 million for the current quarter as compared with $258 million for the first quarter of 2004, representing a decrease of $13 million, or 5%.  Net sales outside the U.S. were $381 million for the first quarter of 2005 as compared with $373 million for the prior year quarter, representing an increase of $8 million, or 2% as reported, or a 1% decrease excluding the favorable impact of exchange.

Digital Strategic Product Groups’ Revenues

Health segment digital sales, which include digital products (DryView imagers/media and wet laser printers/media), digital capture equipment (computed radiography capture equipment and digital radiography equipment), services, dental systems (practice management software and digital radiography capture equipment) and healthcare information systems (Picture Archiving and Communications Systems (PACS)), were $405 million for the current quarter as compared with $398 million for the first quarter of 2004, representing an increase of $7 million, or 2%.  The increase in digital product sales was primarily attributable to volume increases and favorable exchange, partially offset by negative price/mix.

Traditional Strategic Product Groups’ Revenues

Segment traditional product sales, including analog film, equipment, chemistry and services, were $220 million for the current quarter as compared with $232 million for the first quarter of 2004, representing a decrease of $12 million, or 5%.  The primary drivers were lower volumes and unfavorable price/mix for the film capture and output SPG, partially offset by favorable exchange.

Gross Profit

Gross profit for the Health segment was $241 million for the first quarter of 2005 as compared with $259 million in the prior year quarter, representing a decrease of $18 million, or 7%.  The gross profit margin was 38.5% in the current quarter as compared with 41.0% in the first quarter of 2004.  The decrease in the gross profit margin of 2.5 percentage points was principally attributable to: (1) price/mix, which negatively impacted gross profit margins by 2.1 percentage points driven by the digital capture SPG, digital output SPG and the traditional medical film portion of the film capture and output SPG, and (2) an increase in manufacturing cost, which decreased gross profit margins by approximately 1.1 percentage points due to an increase in silver and raw material costs as well as the amortization of unfavorable 2004 manufacturing variances during the first quarter of 2005.  These decreases were partially offset by favorable exchange, which contributed approximately 0.7 percentage points to the gross profit margins.

Selling, General and Administrative Expenses

SG&A expenses for the Health segment increased $3 million, or 3%, from $118 million in the first quarter of 2004 to $121 million for the current quarter and remained constant as a percentage of sales at 19%.  The increase in SG&A expenses is primarily attributable to the unfavorable impact of foreign exchange of approximately $2 million.

Research and Development Costs

First quarter R&D costs increased $3 million, or 7%, from $46 million to $49 million, and increased as a percentage of sales from 7% for the first quarter of 2004 to 8% for the current quarter.  The increase in R&D expenses is primarily attributable to increased spending to drive digital growth in selected areas of the product portfolio.

Earnings From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

Earnings from continuing operations before interest, other income (charges), net and income taxes for the Health segment decreased $24 million, or 25%, from $95 million for the prior year quarter to $71 million for the first quarter of 2005 due primarily to the reasons described above.

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

There was no consideration paid to Heidelberg at closing.  Under the terms of the acquisition, Kodak and Heidelberg agreed to use a performance-based earn-out formula whereby Kodak will make periodic payments to Heidelberg over a two-year period, if certain sales goals are met.  If all sales goals are met during the two calendar years ending December 31, 2005, the Company will pay a maximum of $150 million in cash.  During the first calendar year, no amounts were paid.  Additional payments may also be made relating to the incremental sales of certain products in excess of a stated minimum number of units sold during a five-year period following the closing of the transaction.  The acquisition is expected to become accretive by 2007.  During the three months ended March 31, 2005, the NexPress-related entities contributed $78 million in sales to the Graphic Communications segment.

On January 12, 2005, the Company announced that it had entered into a Redemption Agreement with Sun Chemical Corporation and Sun Chemical Group B.V. (collectively, “Sun”), pursuant to which the parties have agreed to consummate certain transactions that will result in Kodak owning 100% of the equity interests in Kodak Polychrome Graphics LLC and Kodak Polychrome Graphics Company Ltd. (KPG).  The Company completed its acquisition of KPG on April 1, 2005.

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

Worldwide Revenues

Net worldwide sales for the Graphic Communications segment were $368 million for the first quarter of 2005 as compared with $283 million for the prior year quarter, representing an increase of $85 million, or 30% as reported, or 28% excluding the favorable impact of exchange.  The increase in net sales was primarily due to the NexPress acquisition.

Net sales in the U.S. were $156 million for the current quarter as compared with $112 million for the prior year quarter, representing an increase of $44 million, or 39%.  Net sales outside the U.S. were $212 million in the first quarter of 2005 as compared with $171 million for the prior year quarter, representing an increase of $41 million, or 24% as reported, or an increase of 22% excluding the favorable impact of exchange.

Digital Strategic Product Groups’ Revenues

The Graphic Communications segment digital product sales are comprised of NexPress Solutions, a producer of digital color and black and white printing solutions, Kodak Versamark, a leader in continuous inkjet technology, document scanners, Encad, Inc., a maker of wide-format inkjet printers, and service and support.

Digital product sales for the Graphic Communications segment were $282 million for the first quarter of 2005 as compared with $186 million for the prior year quarter, representing an increase of $96 million, or 52%.  The increase in digital product sales was primarily attributable to the NexPress acquisition.

Traditional Strategic Product Groups’ Revenues

Segment traditional product sales are primarily comprised of sales of traditional graphics products to the KPG joint venture.  These sales were $86 million for the current quarter compared with $97 million for the prior year quarter, representing a decrease of $11 million, or 11%.  The decrease in traditional product sales was primarily attributable to declines in volume and price/mix.

Net worldwide sales of graphic arts products to KPG, an unconsolidated joint venture affiliate in which the Company had a 50% ownership interest until March 31, 2005, and that is now solely owned by the Company, decreased 9% in the current quarter as compared with the first quarter of 2004.  Although the traditional graphic arts products continue in secular decline, KPG registered improved market share performance in the quarter.

Gross Profit

Gross profit for the Graphic Communications segment was $88 million for the first quarter of 2005 as compared with $64 million in the prior year quarter, representing an increase of $24 million, or 38%.  The gross profit margin was 23.9% in the current quarter as compared with 22.6% in the prior year quarter.  The increase in the gross profit margin of 1.3 percentage points was primarily attributable to: (1) a decrease in manufacturing cost, which positively impacted gross profit margins by approximately 1.6 percentage points, and (2) positive exchange, which increased gross profit margins by approximately 0.6 percentage points.  These positive impacts on gross profit margin were partially offset by negative price/mix of approximately 1.1 percentage points.

Selling, General and Administrative Expenses

SG&A expenses for the Graphic Communications segment were $72 million for the first quarter of 2005 as compared with $44 million in the prior year quarter, representing an increase of $28 million, or 64%, and increased as a percentage of sales from 16% to 20%.  The increase in SG&A is primarily attributable to the NexPress Solutions acquisition.

Research and Development Costs

First quarter R&D costs for the Graphic Communications segment increased $16 million, or 80%, from $20 million for the first quarter of 2004 to $36 million for the current quarter, and increased as a percentage of sales from 7% to 10%.  The increase was primarily attributable to the acquisition of NexPress Solutions.

Earnings (Loss) From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

The loss from continuing operations before interest, other income (charges), net and income taxes for the Graphic Communications segment was $20 million in the first quarter of 2005 compared with break even results in the first quarter of 2004.  This decrease is primarily attributable to the NexPress acquisition.

KPG’s earnings performance continued to improve on the strength of its leading position in digital printing plates and digital proofing, coupled with favorable operating expense management and foreign exchange. The Company’s equity in the earnings of KPG contributed positive results to other income (charges), net during the first quarter of 2005.

ALL OTHER

Worldwide Revenues

Net worldwide sales for All Other were $37 million for the first quarter of 2005 as compared with $28 million for the first quarter of 2004, representing an increase of $9 million, or 32%.  Net sales in the U.S. were $13 million for the first quarter of 2005 as compared with $15 million for the prior year quarter, representing a decrease of $2 million, or 13%.  Net sales outside the U.S. were $24 million in the first quarter of 2005 as compared with $13 million in the prior year quarter, representing an increase of $11 million, or 85%.

Loss From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

The loss from continuing operations before interest, other income (charges), net and income taxes for All Other was $42 million in the current quarter as compared with a loss of $35 million in the first quarter of 2004, primarily driven by digital investments, which include the inkjet and display programs.

RESULTS OF OPERATIONS - DISCONTINUED OPERATIONS

Earnings from discontinued operations for the first quarter of 2005 were $1 million.  Earnings from discontinued operations for the first quarter of 2004 were $13 million or $.04 per basic and diluted share and were primarily related to earnings from the Company’s Remote Sensing Systems business, which was sold to ITT Industries, Inc. in August 2004.

NET (LOSS) EARNINGS

The net loss for the first quarter of 2005 was $142 million, or $.50 per basic and diluted share, as compared with net earnings for the first quarter of 2004 of $21 million, or $.03 per basic and diluted share, representing a decrease of $163 million, or 776%.  This decrease is primarily attributable to the reasons outlined above.

RESTRUCTURING COSTS AND OTHER

Currently, the Company is being adversely impacted by the progressing digital substitution.  As the Company continues to adjust its operating model in light of changing business conditions, it is probable that ongoing focused cost reduction activities will be required from time to time.

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

Restructuring Programs Summary

The activity in the accrued restructuring balances and the non-cash charges incurred in relation to all of the restructuring programs described below were as follows for the first quarter of 2005:

(in millions)	Balance Dec. 31, 2004	Costs Incurred	Reversals	Cash Payments	Non-cash Settlements	Other Adjustments and Reclasses (1)	Balance Mar. 31, 2005

2004-2006 Program:
Severance reserve	$267	$73	$—	$(72)	$—	$(46)	$222
Exit costs reserve	36	23	—	(18)	—	—	41

Total reserve	$303	$96	$—	$(90)	$—	$(46)	$263

Long-lived asset impairments and inventory write-downs	$—	$34	$—	$—	$(34)	$—	$—

Accelerated depreciation	$—	$81	$—	$—	$(81)	$—	$—

Pre-2004 Programs:
Severance reserve	$40	$—	$(1)	$(12)	$—	$—	$27
Exit costs reserve	12	—	(1)	(2)	—	—	9

Total reserve	$52	$—	$(2)	$(14)	$—	$—	$36

Total of all restructuring programs	$355	$211	$(2)	$(104)	$(115)	$(46)	$299

(1)

The Other Adjustments and Reclasses column of the table above includes reclassifications to Other long-term assets, Pension and other postretirement liabilities (for amounts relating to restructuring actions that impacted the Company’s retirement and postretirement plans) in the Consolidated Statement of Financial Position.  It also includes foreign currency translation adjustments of $(9) million, which are reflected in accumulated other comprehensive loss within the Consolidated Statement of Financial Position.

The costs incurred, net of reversals, which total $209 million for the three months ended March 31, 2005, include $81 million and $10 million of charges related to accelerated depreciation and inventory write-downs that were reported in cost of goods sold in the accompanying Consolidated Statement of Earnings for the three months ended March 31, 2005.  The remaining costs incurred, net of reversals, of $118 million were reported as restructuring costs and other in the accompanying Consolidated Statement of Earnings for the three months ended March 31, 2005.    The severance costs and exit costs require the outlay of cash, while long-lived asset impairments, accelerated depreciation and inventory write-downs represent non-cash items.

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

The Company implemented certain actions under this program during the first quarter of 2005.  As a result of these actions, the Company recorded charges of $130 million in the first quarter of 2005, which were composed of severance, long-lived asset impairments, exit costs and inventory write-downs of $73 million, $24 million, $23 million and $10 million, respectively.  The severance costs related to the elimination of approximately 1,650 positions, including approximately 450 photofinishing, 400 manufacturing, 25 research and development and 775 administrative positions.  The geographic composition of the positions to be eliminated includes approximately 500 in the United States and Canada and 1,150 throughout the rest of the world.  The reduction of the 1,650 positions and the $96 million charges for severance and exit costs are reflected in the 2004-2006 Restructuring Program table below.  The $24 million charge for long-lived asset impairments was included in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the quarter ended March 31, 2005.  The long-lived asset impairment charge of $24 million includes a charge of approximately $7 million to write off the capitalized interest relating to assets that were disposed of in periods prior to the first quarter of 2005.  See Note 1 under “Basis of Presentation” for further discussion of this charge.  The charges taken for inventory write-downs of $10 million were reported in cost of goods sold in the accompanying Consolidated Statement of Earnings for the quarter ended March 31, 2005.

Under this program, on a life-to-date basis as of March 31 2005, the Company has recorded charges of $804 million, which was composed of severance, long-lived asset impairments, exit costs and inventory write-downs of $491 million, $162 million, $122 million and $29 million, respectively.  The severance costs related to the elimination of approximately 11,275 positions, including approximately 5,150 photofinishing, 3,975 manufacturing, 450 research and development, and 1,700 administrative positions.

The following table summarizes the activity with respect to the charges recorded in connection with the focused cost reduction actions that the Company has committed to under the 2004-2006 Restructuring Program and the remaining balances in the related reserves at March 31, 2005:

(dollars in millions)	Number of Employees	Severance Reserve	Exit Costs Reserve	Total	Long-lived Asset Impairments and Inventory Write-downs	Accelerated Depreciation

Q1, 2004 charges	—	$—	$—	$—	$1	$2
Q1, 2004 utilization	—	—	—	—	(1)	(2)

Balance at 3/31/04	—	—	—	—	—	—
Q2, 2004 charges	2,700	98	17	115	28	23
Q2, 2004 utilization	(800)	(12)	(11)	(23)	(28)	(23)
Q2, 2004 other adj. & reclasses	—	(2)	—	(2)	—	—

Balance at 6/30/04	1,900	84	6	90	—	—
Q3, 2004 charges	3,200	186	20	206	27	31
Q3, 2004 reversal	—	—	(1)	(1)	—	—
Q3, 2004 utilization	(2,075)	(32)	(14)	(46)	(27)	(31)
Q3, 2004 other adj. & reclasses	—	—	(5)	(5)	—	—

Balance at 9/30/04	3,025	238	6	244	—	—
Q4, 2004 charges	3,725	134	62	196	101	96
Q4, 2004 reversal	—	(6)	—	(6)	—	—
Q4, 2004 utilization	(2,300)	(125)	(22)	(147)	(101)	(96)
Q4, 2004 other adj. & reclasses	—	26	(10)	16	—	—

Balance at 12/31/04	4,450	267	36	303	—	—
Q1, 2005 charges	1,650	73	23	96	34	81
Q1, 2005 utilization	(2,000)	(72)	(18)	(90)	(34)	(81)
Q1, 2005 other adj. & reclasses	—	(46)	—	(46)	—	—

Balance at 3/31/05	4,100	$222	$41	$263	$—	$—

The severance charges of $73 million were reported in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the three months ended March 31, 2005.  Included in the $73 million charge taken for severance costs was a net curtailment gain of $7 million.  In addition, a reclassification of $44 million was made to other postretirement benefits on the Company’s Consolidated Statement of Financial Position as of March 31, 2005.  These amounts were previously recorded as severance costs in periods previous to the three months ended March 31, 2005.  This net curtailment gain and special termination benefits are disclosed in Note 9, “Retirement Plans and Other Postretirement Benefits.” The exit costs of $23 million were reported in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the three months ended March 31, 2005.  The severance costs and exit costs require the outlay of cash, while the long-lived asset impairments and inventory write-downs represent non-cash items.  During the first quarter of 2005, the Company made $72 million of severance payments and $18 million of exit costs payments related to the 2004-2006 Restructuring Program.  As a result of the initiatives already implemented under the 2004-2006 Restructuring Program, severance payments will be paid during periods through 2007 since, in many instances, the employees whose positions were eliminated can elect or are required to receive their payments over an extended period of time.  In addition, certain exit costs, such as long-term lease payments, will be paid during periods through 2007.

As a result of initiatives implemented under the 2004-2006 Restructuring Program, the Company recorded $81 million of accelerated depreciation on long-lived assets in cost of goods sold in the accompanying Consolidated Statement of Earnings for the three months ended March 31, 2005.  The accelerated depreciation relates to long-lived assets accounted for under the held and used model of SFAS No. 144.  Accelerated depreciation represents a non-cash item.  The first quarter amount of $81 million relates to $20 million of photofinishing facilities and equipment, $60 million of manufacturing facilities and equipment, and $1 million of administrative facilities and equipment that will be used until their abandonment.  The Company will incur accelerated depreciation charges of approximately $86 million in the second quarter of 2005 as a result of the initiatives already implemented under the 2004-2006 Restructuring Program.

The charges of $211 million recorded in the first quarter included $71 million applicable to the D&FIS segment, $7 million applicable to the Health segment, and $4 million applicable to the Graphics Communication segment.  The balance of $129 million was applicable to manufacturing, research and development, and administrative functions, which are shared across all segments.

Pre-2004 Restructuring Programs

At March 31, 2005, the Company had remaining severance and exit costs reserves of $27 million and $9 million, respectively, relating to restructuring plans committed to or executed prior to 2004.

The remaining severance payments relate to initiatives already implemented under the Pre-2004 Restructuring Programs and will be paid out during 2005 since, in many instances, the employees whose positions were eliminated can elect or are required to receive their severance payments over an extended period of time.  Most of the remaining exit costs reserves represent long-term lease payments, which will continue to be paid over periods throughout and after 2005.

In addition, the Company reversed $1 million of severance reserves and $1 million of exit costs reserves.  The severance reserve reversals were recorded, as severance payments were less than originally estimated.  The exit costs reserves reversed in the first quarter of 2005 resulted from the Company settling certain exit cost obligations for an amount that was less than originally estimated.  The severance and exit costs reserve reversals were included in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the quarter ended March 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash and cash equivalents decreased $224 million to $1,031 million at March 31, 2005.  The decrease resulted primarily from $223 million of net cash used in operating activities and $90 million of net cash used in investing activities, offset by $99 million of net cash provided by financing activities.

The net cash used in operating activities of $223 million was primarily attributable to increases in inventories of $200 million and a decrease in liabilities excluding borrowings of $365 million, which included $104 million of restructuring payments.  The increase in inventories is primarily due to: 1) seasonal build of inventory in preparation for second and third quarter sales volumes; and 2) seasonally lower first quarter 2005 sales compared with fourth quarter 2004.  These uses of cash were partially offset by decreases in receivables of $239 million.  In addition, there was a net loss of $142 million, which, when adjusted for the earnings from discontinued operations, equity in losses from unconsolidated affiliates, depreciation, purchased research and development, the gain on sales of businesses/assets, restructuring costs, asset impairments and other non-cash charges, and benefit from deferred taxes, provided $126 million of operating cash.  The decrease in receivables is a result of seasonally lower sales levels in the three month period ended March 31, 2005 compared with fourth quarter 2004 sales.

The net cash used in investing activities of $90 million was utilized primarily for capital expenditures of $99 million and business acquisitions of $47 million.  These uses of cash were partially offset by a distribution from Express Stop Financing, a joint venture partnership between the Company’s Qualex subsidiary and a subsidiary of Dana Credit Corporation, in the amount of $63 million.  The net cash provided by financing activities of $99 million was primarily the result of a net increase in borrowings of $88 million.

The Company maintains $2,348 million in committed bank lines of credit and $839 million in uncommitted bank lines of credit to ensure continued access to short-term borrowing capacity.  On September 5, 2003, the Company filed a shelf registration statement on Form S-3 (the primary debt shelf registration) for the issuance of up to $2,000 million of new debt securities. Pursuant to Rule 429 under the Securities Act of 1933, $650 million of remaining unsold debt securities under a prior shelf registration statement were included in the primary debt shelf registration, thus giving the Company the ability to issue up to $2,650 million in public debt.  After issuance of $500 million in notes in October 2003 , the remaining availability under the primary debt shelf registration is currently at $2,150 million.  The Company filed its 2004 Form 10-K on April 6, 2005, which was late relative to the SEC required filing date (including extension) of March 31, 2005.  As a result of this late filing, in order to access the remaining availability under its primary debt shelf registration statement, the Company expects that it would be required to amend its Form S-3, which would be subject to additional review by the Securities and Exchange Commission.  Alternatively, the Company could issue new debt in the private markets. These funding alternatives provide the Company with sufficient flexibility and liquidity to meet its working capital and investing needs.  However, the success of future public debt issuances will be dependent on market conditions at the time of such an offering.

The Company’s primary uses of cash include debt maturities, acquisitions, capital additions, restructuring payments, dividend payments, and temporary working capital needs.  The Company has a dividend policy whereby it makes semi-annual payments which, when declared, will be paid on the Company’s 10th business day each July and December to shareholders of record on the close of the first business day of the preceding month.

Capital additions were $99 million in the first quarter of 2005, with the majority of the spending supporting new products, manufacturing productivity and quality improvements, infrastructure improvements, and ongoing environmental and safety initiatives.  For the full year 2005, the Company expects its capital spending, excluding acquisitions, to be in the range of $575 million to $625 million.

During the first quarter of 2005, the Company expended $151 million against the related restructuring reserves, primarily for the payment of severance benefits.  Employees whose positions were eliminated could elect to receive severance payments for up to two years following their date of termination.

The Company believes that its cash flow from operations will be sufficient to cover its working capital and capital investment needs and the funds required for future debt reduction, restructuring payments, dividend payments, or modest acquisitions.  The Company’s cash balances and financing arrangements will be used to bridge timing differences between expenditures and cash generated from operations.

The Company has $2,225 million in committed revolving credit facilities, which are available for general corporate purposes.  The credit facilities are comprised of the $1,000 million 364-day committed revolving credit facility (364-Day Facility) expiring in July 2005 and a 5-year committed facility at $1,225 million expiring in July 2006 (5-Year Facility).  If unused, they have a commitment fee of $5.5 million per year at the Company’s current credit rating of Ba1 and BB+ from Moody’s and Standard & Poors (S&P), respectively.  Interest on amounts borrowed under these facilities is calculated at rates based on spreads above certain reference rates and the Company’s credit rating.  Under the 364-Day Facility and 5-Year Facility, there is a quarterly financial covenant that requires the Company to maintain a debt to EBITDA (earnings before interest, income taxes, depreciation and amortization) ratio, on a rolling four-quarter basis, of not greater than 3 to 1.  In the event of violation of the covenant, the facility would not be available for borrowing until the covenant provisions were waived, amended or satisfied.  The Company was in compliance with this covenant at March 31, 2005.  The Company does not anticipate that a violation is likely to occur.  There is no debt outstanding under either facility.  Letters of credit of $134 million have been issued under the Letter of Credit sub facility of the 5-year revolver, which reduces the borrowing availability by a corresponding amount.

The Company has other committed and uncommitted lines of credit at March 31, 2005 totaling $123 million and $839 million, respectively.  These lines primarily support borrowing needs of the Company’s subsidiaries, which include term loans, overdraft coverage, letters of credit and revolving credit lines.  Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market conditions.  Total outstanding borrowings against these other committed and uncommitted lines of credit at March 31, 2005 were $35 million and $176 million, respectively.  These outstanding borrowings are reflected in the short-term borrowings in the accompanying Consolidated Statement of Financial Position at March 31, 2005.

At March 31, 2005, the Company had no commercial paper outstanding.  To provide additional financing flexibility, the Company has an accounts receivable securitization program, which was renewed in March 2005 at a maximum borrowing level of $200 million.  At March 31, 2005, the Company had no amounts outstanding under this program.

The Company has $575 million aggregate principal amount of Convertible Senior Notes due 2033 (the Convertible Securities) on which interest accrues at the rate of 3.375% per annum and is payable semiannually.  The Convertible Securities are unsecured and rank equally with all of the Company’s other unsecured and unsubordinated indebtedness.

Moody’s and Standard & Poors (S&P) ratings for the Company’s long-term debt (L/T) and short-term debt (S/T), including their outlooks, as of the filing date of this Form 10-Q are as follows:

	L/T	S/T	Outlook

Moody’s	Ba1	Not Prime	Negative
S&P	BB+	—	Negative

On April 29, 2005, Moody’s lowered its senior unsecured credit rating on Kodak to Ba1 from Baa3 and its short-term rating to Not Prime from Prime-3.  The rating outlook is negative.  The ratings reflect Moody’s expectations that the Company’s exposure to declining traditional film businesses and its simultaneous commitment to new business investment, are likely to result in low cash flow growth and elevated debt levels through at least 2007.  The rating also reflects risks associated with the Company’s execution of its strategy to migrate to a digital business portfolio, the logistical challenges associated with this migration, and the reduction of its cost structure in line with diminishing traditional film business.  Moody’s view acknowledges that these risks are mitigated by the Company’s still moderately healthy cash flow generation and credit metrics.

On April 22, 2005, S&P lowered its corporate credit and senior unsecured debt ratings on Kodak to BB+ from BBB- and removed the ratings from CreditWatch, where they were placed on October 31, 2004, with negative implications.  The ratings reflect what S&P views as the declining prospects for the core traditional imaging businesses that produce a strong majority of Kodak’s profits, an increasing reliance on unproven and emerging businesses, integration and restructuring risks relating to the transition of its businesses, and somewhat elevated financial risk from its rising debt levels and significant unfunded postretirement liabilities.

The Company is in compliance with all covenants or other requirements set forth in its credit agreements and indentures. Further, the Company does not have any rating downgrade triggers that would accelerate the maturity dates of its debt, with the exception of the following: the outstanding borrowings, if any, under the accounts receivable securitization program if the Company’s credit ratings from Moody’s or S&P were to fall below Ba2 and BB, respectively, and such condition continued for a period of 30 days.  Additionally, the Company could be required to increase the dollar amount of its letters of credit or other financial support up to an additional $100 million if its Moody’s or S&P long-term debt credit ratings are reduced below the ratings of Baa3 and BBB-, respectively.  As of the filing date of this Form 10-Q, the Company has not been requested to materially increase its letters of credit or other financial support. Further downgrades in the Company’s credit rating or disruptions in the capital markets could impact borrowing costs and the nature of its funding alternatives.  However, the Company has access to $2,225 million in committed revolving credit facilities to meet unanticipated funding needs, should it be necessary, of which $134 million has been utilized to support issued letters of credit as of March 31, 2005.

At March 31, 2005, the Company had outstanding letters of credit totaling $141 million and surety bonds in the amount of $110 million primarily to ensure the completion of environmental remediations, the payment of casualty and workers’ compensation claims, and to meet various customs and tax obligations.

As a result of the cumulative impact of the ongoing position eliminations under its Pre-2004 and 2004-2006 Restructuring Programs as disclosed in Note 8 and above as part of Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company incurred curtailment gains and losses with respect to certain of its retirement plans in 2005.    These curtailment events resulted in the remeasurement of the respective plans’ obligations, which impacted the accounting for the additional minimum pension liabilities.  As a result of these remeasurements, the Company was required to decrease its additional minimum pension liabilities by $106 million during 2005.  This decrease is reflected in the postretirement liabilities component within the accompanying Consolidated Statement of Financial Position as of March 31, 2005.  The net-of-tax amount of $75 million relating to the decrease of the additional minimum pension liabilities is reflected in the accumulated other comprehensive loss component within the accompanying Consolidated Statement of Financial Position as of March 31, 2005.  The related decrease in the long-term deferred tax asset of $31 million was reflected in the other long-term assets component within the accompanying Consolidated Statement of Financial Position as of March 31, 2005.

The Company made contributions (funded plans) or paid benefits (unfunded plans) totaling approximately $53 million relating to its major U.S. and non-U.S. defined benefit pension plans in the first quarter of 2005.  The Company expects its contribution (funded plans) and benefit payment (unfunded plans) requirements for its major U.S. and non-U.S. defined benefit pension plans for the balance of 2005 to be approximately $121 million.

The Company paid benefits totaling approximately $60 million relating to its U.S., United Kingdom and Canada postretirement benefit plans in the first quarter of 2005.  The Company expects to pay benefits of $182 million for its U.S., United Kingdom and Canada postretirement plans for the balance of 2005.

OFF-BALANCE SHEET ARRANGEMENTS

The Company guarantees debt and other obligations under agreements with certain affiliated companies and customers to ensure that financing is obtained to facilitate ongoing business operations and selling activities, respectively.  At March 31, 2005, these guarantees totaled a maximum of $265 million, with outstanding guaranteed amounts of $158 million.  The maximum guarantee amount includes guarantees of up to: $80 million of debt for Kodak Polychrome Graphics (KPG), an unconsolidated affiliate in which the Company had a 50% ownership interest until March 31, 2005 and that is now solely owned by the Company ($55 million outstanding); $118 million of customer amounts due to banks in connection with various banks’ financing of customers’ purchase of products and equipment from Kodak ($64 million outstanding); and $67 million for other unconsolidated affiliates and third parties ($39 million outstanding).  The KPG debt facility and the related guarantee mature on December 31, 2005.  On April 1, 2005, the Company redeemed Sun Chemical Corporation’s 50 percent interest in the KPG joint venture.  As a result, the debt supported by this guarantee will be reported on the Company’s Consolidated Statement of Financial Position subsequent to March 31, 2005.  See Note 16, “Subsequent Events” for further detail.

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

Management believes the likelihood is remote that material payments will be required under any of the guarantees disclosed above.  With respect to the guarantees that the Company issued in the quarter ended March 31, 2005, the Company assessed the fair value of its obligation to stand ready to perform under these guarantees by considering the likelihood of occurrence of the specified triggering events or conditions requiring performance as well as other assumptions and factors.  The Company has determined that the fair value of the guarantees was not material to the Company’s financial position, results of operations or cash flows.

The Company also guarantees debt owed to banks for some of its consolidated subsidiaries.  The maximum amount guaranteed is $267 million, and the outstanding debt under those guarantees, which is recorded within the short-term borrowings and long-term debt, net of current portion components in the accompanying Consolidated Statement of Financial Position, is $144 million.  These guarantees expire in 2005 through 2006.

The Company may provide up to $100 million in loan guarantees to support funding needs for SK Display Corporation, an unconsolidated affiliate in which the Company has a 34% ownership interest.  As of March 31, 2005, the Company has not been required to guarantee any of the SK Display Corporation’s outstanding debt.

The Company issues indemnifications in certain instances when it sells businesses and real estate, and in the ordinary course of business with its customers, suppliers, service providers and business partners.  Further, the Company indemnifies its directors and officers who are, or were, serving at Kodak’s request in such capacities.  Historically, costs incurred to settle claims related to these indemnifications have not been material to the Company’s financial position, results of operations or cash flows.  Additionally, the fair value of the indemnifications that the Company issued during the quarter ended March 31, 2005 was not material to the Company’s financial position, results of operations or cash flows.

OTHER

As of March 31, 2005, there has been no material change in the Company’s environmental liability exposure and, therefore, no material change in the undiscounted accrued liabilities for environmental remediation costs relative to December 31, 2004 or March 31, 2004.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47).  FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Company.  In addition, FIN 47 clarifies when a company would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  FIN 47 is effective for periods no later than fiscal years ending after December 15, 2005 (the fourth quarter of 2005 for the Company).  Retrospective application of interim financial information is permitted but not required.  Early adoption is encouraged.  The Company is evaluating the impact of FIN 47 on its consolidated financial statements.

In December 2004, the FASB issued Statement No. 123R, “Share-Based Payment,” a revision to SFAS No. 123, “Accounting for Stock-Based Compensation.”  SFAS No. 123R eliminates the alternative to record compensation expense using the intrinsic value method of accounting under Accounting Principles Board Opinion 25 (Opinion 25) that was provided in SFAS No. 123 as originally issued.

Under Opinion 25, issuing stock options to employees generally resulted in the recognition of no compensation cost if the options were granted with an exercise price equal to their fair value at the date of grant.  SFAS No. 123R requires companies to measure and record the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award at the date of grant (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period).  No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

In April 2005, the Securities and Exchange Commission voted to change the effective date of SFAS No. 123R to fiscal years starting after June 15; however, early application is encouraged.  The Company adopted the modified version of the prospective application of SFAS No. 123R as of January 1, 2005 under which the Company is required to recognize compensation expense, over the applicable vesting period, based on the fair value of (1) any unvested awards subject to SFAS No. 123R existing as of January 1, 2005, and (2) any new awards granted subsequent to the adoption date.  Refer to Note 11, “Shareholders’ Equity” for the effect of adoption on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 151, “Inventory Costs” that amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing,” (ARB No. 43) to clarify the accounting for abnormal idle facility expense, freight, handling costs, and wasted material (spoilage).  In addition, this Statement requires that an allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities.  SFAS No. 151 is effective for inventory costs incurred for fiscal years beginning after June 15, 2005 (year ending December 31, 2006 for the Company).  The Company is evaluating the impact of SFAS No. 151.

In December 2004, FASB issued FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (the “Act”).”  The Act, which was signed into law on October 22, 2004, provides for a special one-time tax deduction of 85 percent of certain foreign earnings that are repatriated (as defined in the Act) in either a company’s last tax year that began before the enactment date, or the first tax year that begins during the one-year period beginning on the date of enactment.  Accordingly, the FSP provides guidance on accounting for income taxes that related to the accounting treatment for unremitted earnings in a foreign investment (a consolidated subsidiary or corporate joint venture that is essentially permanent in nature).  Further, the FSP permits a company time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109, “Accounting for Income Taxes.”  Accordingly, an enterprise that has not yet completed its evaluation of the repatriation provision for purposes of applying Statement 109 is required to disclose certain information, for each period for which financial statements covering periods affected by the Act are presented.  Subsequently, the total effect on income tax expense (or benefit) for amounts that have been recognized under the repatriation provision must be provided in a company’s financial statements for the period in which it completes its evaluation of the repatriation provision. The provisions of FSP 109-2 were effective in the fourth quarter of 2004.  The Company has not yet completed its evaluation; consequently, the required information is disclosed in Note 5, “Income Taxes.”

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

Using a sensitivity analysis based on estimated fair value of open forward contracts using available forward rates, if the U.S. dollar had been 10% weaker at March 31, 2005 and 2004, the fair value of open forward contracts would have decreased $2 million and $7 million, respectively.  Such gains or losses would be substantially offset by losses or gains from the revaluation or settlement of the underlying positions hedged.

Using a sensitivity analysis based on estimated fair value of open forward contracts using available forward prices, if available forward silver prices had been 10% lower at March 31, 2005, the fair value of open forward contracts would have decreased less than $1 million.  There were no open forward contracts at March 31, 2004.  Such losses in fair value, if realized, would be offset by lower costs of manufacturing silver-containing products.

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

Using a sensitivity analysis based on estimated fair value of short-term and long-term borrowings, if available market interest rates had been 10% (about 41 basis points) higher at March 31, 2005, the fair value of short-term and long-term borrowings would have decreased $1 million and $59 million, respectively.  Using a sensitivity analysis based on estimated fair value of short-term and long-term borrowings, if available market interest rates had been 10% (about 48 basis points) higher at March 31, 2004, the fair value of short-term and long-term borrowings would have decreased $1 million and $71 million, respectively.

The Company’s financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments.  The Company manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties.  The Company has procedures to monitor the credit exposure amounts.  The maximum credit exposure at March 31, 2005 was not significant to the Company.

There have been no material changes in the Company’s exposure to market risk-related items relative to December 31, 2004.

Item 4.  Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities and Exchange Act Rule 13a-15.  Based upon this evaluation as of March 31, 2005, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective for the reasons more fully described below related to the unremediated material weaknesses in the Company’s internal control over financial reporting identified during the Company’s evaluation pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 as of the year ended December 31, 2004.  To address these control weaknesses, the Company performed additional analysis and performed other procedures in order to prepare the unaudited quarterly consolidated financial statements in accordance with generally accepted accounting principles in the United States of America.  Accordingly, management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Management’s assessment identified the following material weaknesses in the Company’s internal control over financial reporting as of December 31, 2004 that are in the process of being remediated as of March 31, 2005: material weaknesses relating to (a) internal controls surrounding the accounting for income taxes; and (b) internal controls to validate the accuracy of participant census data and the monitoring of benefit payments for pension and other postretirement benefit plans, as described below.  This section of Item 4, “Controls and Procedures,” should be read in conjunction with Item 9A, “Controls and Procedures,” included in the Company’s Form 10-K for the year ended December 31, 2004, for additional information on Management’s Report on Internal Controls Over Financial Reporting.

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

This material weakness contributed to the restatement of the Company’s consolidated financial statements for 2003, for each of the quarters in the year ended December 31, 2003 and for the first, second and third quarters for 2004, and in the Company’s recording audit adjustments to the fourth quarter 2004 financial statements.  Additionally, if this material weakness is not corrected, it could result in a material misstatement of the income tax accounts that would result in a material misstatement to annual or interim financial statements that might not be prevented or detected.

Internal Controls Surrounding the Accounting for Pension and Other Postretirement Benefit Plans:

The principal factors contributing to the material weakness in the internal controls to validate the accuracy of participant census data and the monitoring of benefit payments for pension and other postretirement benefit plans included the following control deficiencies as discovered by management during the year end 2004 closing procedures and in conjunction with testing of controls during management’s assessment of internal control over financial reporting:

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

This material weakness resulted in adjustments that were included in the restatement of the Company’s consolidated financial statements for 2003, for each of the quarters in the year ended December 31, 2003 and for the first, second and third quarters for 2004, and in the Company’s recording adjustments to the fourth quarter 2004 financial statements.  Additionally, if this material weakness is not corrected, it could result in a material misstatement of the pension and postretirement accounts that would result in a material misstatement to annual or interim financial statements that might not be prevented or detected.

The Company identified these material weaknesses in its internal control over financial reporting during its evaluation pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 as of December 31, 2004; accordingly, these material weaknesses are in the process of being remediated as of March 31, 2005.  The findings outlined above were classified as material weaknesses in accordance with the standards of the Public Company Accounting Oversight Board, as a more than remote likelihood that a material misstatement of the Company’s interim or annual financial statements would not be prevented or detected.  Refer to the specific remediation steps identified below.

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

•

The Company, in conjunction with external advisors, has completed a review of all significant income tax related accounts on the balance sheet as of December 31, 2004, including a review of income tax accounting relating to significant restructuring and acquisition or divestiture transactions.

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

Accounting for Pension and Other Postretirement Benefit Plans

The Company is implementing enhancements to its internal control over financial reporting for pensions and other postretirement benefits to provide reasonable assurance that the errors and control deficiencies described above will not recur.  These steps include:

•

The Company has obtained actual payment data for other postretirement benefits and in conjunction with its actuary, recorded the appropriate financial statement adjustments as of December 31, 2004.  On a prospective basis, quarterly reports of actual payment data will be utilized in the Company’s financial reporting procedures.

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

Changes in Internal Control over Financial Reporting

Except as otherwise discussed herein, there have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 6.  Exhibits

(a)  Exhibits and financial statement schedules required as part of this report are listed in the index appearing on page 56.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EASTMAN KODAK COMPANY
(Registrant)

Date: May 9, 2005	/s/ RICHARD G. BROWN

Richard G. Brown
Controller

Eastman Kodak Company and Subsidiary Companies
Index to Exhibits and Financial Statement Schedules

Exhibit Number

(12)	Statement Re Computation of Ratio of Earnings to Fixed Charges.
(31.1)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.