Form 10-Q/A
period 2004-03-31
EASTMAN KODAK CO
filed 2005-05-31
CIK 31235

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A

AMENDMENT TO APPLICATION OR REPORT

Filed Pursuant to Section 13 or 15 (d) of
The Securities Exchange Act of 1934

EASTMAN KODAK COMPANY
 (Exact name of registrant as specified in its charter)

AMENDMENT NO. 1

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Eastman Kodak Company’s Quarterly Report on Form 10-Q is to adjust the Company’s consolidated financial statements and related disclosures for the quarters ended March 31, 2004 and 2003.  This filing should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.  Adjustments to the consolidated financial statements for the quarter ended March 31, 2004 and 2003 reflect the changes made in the Company’s 2004 Annual Report on Form 10-K.

In April 2005, the Company restated its consolidated financial statements as of and for the year ended December 31, 2003.  In addition, the Company restated its quarterly consolidated financial statements for each of the quarterly periods in 2003 and for the first three quarters of 2004.  The restatement reflected adjustments to correct errors in the Company’s accounting for income taxes, accounting for pensions and other postretirement benefits as well as other miscellaneous adjustments.  The restatement resulted in the Company’s adjusting its previously reported net earnings for the three months ended March 31, 2004 of $28 million ($.10 per share) to net earnings of $21 million ($.07 per share) and adjusting its previously reported net earnings for the three months ended March 31, 2003 of $12 million ($.04 per share) to net earnings of $5 million ($.02 per share).  The nature and impact of these adjustments are described in Note 1: “Basis of Presentation and Restatement” in this Form 10-Q/A.

Generally, no attempt has been made in this Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q except as required to reflect the effects of the restatement. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures. Information not affected by the restatement is unchanged and reflects the disclosure made at the time of the original filing of the Form 10-Q with the Securities and Exchange Commission on May 10, 2004. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q. The following items have been amended as a result of the restatement:

- Part I - Item 1 - Financial Statements
- Part I - Item 2 - Management’s Discussion and Analysis of Financial
  Condition and Results of Operations
- Part I - Item 4 - Controls and Procedures; and
- Part II – Item 6 - Exhibits and Reports on Form 8-K

In addition, the Company’s Form 10-Q/A for the period ended June 30, 2004 dated May 31, 2005, the Form 10-Q/A for the period ended September 30, 2004 dated May 31, 2005, the Form 10-K for the period ended December 31, 2004 dated April 6, 2005, the Form 10-Q for the period ended March 31, 2005 dated May 9, 2005, the Form 8-K dated April 1, 2005, the Form 8-K dated April 22, 2005, the Form 8-K dated May 5, 2005, the Form 8-K dated May 10, 2005, the Form 8-K dated May 11, 2005 and the Form 8-K dated May 24, 2005 are hereby incorporated by reference.

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTMAN KODAK COMPANY
(Registrant)

/s/ RICHARD G. BROWN, JR.

Richard G. Brown, Jr.
Controller

Date:  May 31, 2005

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

or

☐      Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the transition period from ______to _______

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

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Eastman Kodak Company
CONSOLIDATED STATEMENT OF EARNINGS
(in millions, except per share data)

	Three Months Ended March 31

	2004	2003

	(Restated)	(Restated)
Net sales	$2,920	$2,639
Cost of goods sold	2,113	1,839

Gross profit	807	800
Selling, general and administrative expenses	549	559
Research and development costs	197	192
Restructuring costs and other	54	35

Earnings from continuing operations before interest, other charges, net, and income taxes	7	14
Interest expense	44	37
Other charges, net	2	21

Loss from continuing operations before income taxes	(39)	(44)
Benefit for income taxes	(47)	(26)

Earnings (loss) from continuing operations	8	(18)
Earnings from discontinued operations, net of income taxes	13	23

NET EARNINGS	$21	$5

Basic and diluted net earnings (loss) per share:
Continuing operations	$.03	$(.06)
Discontinued operations	.04	.08

Total	$.07	$.02

Number of common shares used in basic earnings (loss) per share	286.6	286.3
Incremental shares from assumed conversion of options	0.1	0.3

Number of common shares used in diluted earnings (loss) per share	286.7	286.6

Eastman Kodak Company
CONSOLIDATED STATEMENT OF EARNINGS (Continued)
(in millions)

	Three Months Ended March 31

	2004	2003

	(Restated)	(Restated)
CONSOLIDATED STATEMENT OF RETAINED EARNINGS
Retained earnings at beginning of period	$7,515	$7,611
Net earnings	21	5
Loss from issuance of treasury stock	—	(14)

Retained earnings at end of quarter	$7,536	$7,602

The accompanying notes are an integral part of these consolidated financial statements.

Eastman Kodak Company
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(in millions)

	March 31, 2004	Dec. 31, 2003

	(Restated)	(Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$510	$1,250
Receivables, net	2,259	2,327
Inventories, net	1,213	1,078
Deferred income taxes	617	596
Other current assets	158	129
Assets of discontinued operations	104	72

Total current assets	4,861	5,452

Property, plant and equipment, net	4,954	5,051
Goodwill	1,404	1,349
Other long-term assets	3,178	2,929
Assets of discontinued operations	64	65

TOTAL ASSETS	$14,461	$14,846

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and other current liabilities	$3,522	$3,630
Short-term borrowings	710	946
Accrued income taxes	604	643
Liabilities of discontinued operations	44	36

Total current liabilities	4,880	5,255
OTHER LIABILITIES
Long-term debt, net of current portion	2,256	2,302
Pension and other postretirement liabilities	3,410	3,374
Other long-term liabilities	709	662
Liabilities of discontinued operations	7	8

Total liabilities	11,262	11,601
SHAREHOLDERS’ EQUITY
Common stock at par	978	978
Additional paid in capital	850	850
Retained earnings	7,536	7,515
Accumulated other comprehensive loss	(306)	(238)
Unearned restricted stock	(9)	(8)

	9,049	9,097
Less: Treasury stock at cost	5,850	5,852

Total shareholders’ equity	3,199	3,245

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,461	$14,846

The accompanying notes are an integral part of these consolidated financial statements.

Eastman Kodak Company
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Three Months Ended March 31

	2004	2003

	(Restated)	(Restated)
Cash flows relating to operating activities:
Net earnings	$21	$5
Adjustments to reconcile to net cash (used in) provided by operating activities:
Earnings from discontinued operations	(13)	(23)
Equity in losses from unconsolidated affiliates	6	23
Depreciation and amortization	235	204
Purchased research and development	9	21
Restructuring costs, asset impairments and other non-cash charges	5	—
(Benefit) provision for deferred taxes	(35)	(16)
Decrease in receivables	111	173
Increase in inventories	(98)	(125)
Decrease in liabilities excluding borrowings	(271)	(191)
Other items, net	3	35

Total adjustments	(48)	101

Net cash (used in) provided by continuing operations	(27)	106

Net cash (used in) provided by discontinued operations	(4)	21

Net cash (used in) provided by operating activities	(31)	127

Cash flows relating to investing activities:
Additions to properties	(91)	(109)
Acquisitions, net of cash acquired	(305)	(75)
Investments in unconsolidated affiliates	(22)	(20)
Marketable securities - purchases	(34)	(19)
Marketable securities - sales	26	17

Net cash used in continuing operations	(426)	(206)

Net cash used in discontinued operations	—	(2)

Net cash used in investing activities	(426)	(208)

Cash flows relating to financing activities:
Net (decrease) increase in borrowings with original maturity of 90 days or less	(177)	264
Proceeds from other borrowings	60	193
Repayment of other borrowings	(165)	(365)
Exercise of employee stock options	—	12

Net cash (used in) provided by financing activities	(282)	104

Effect of exchange rate changes on cash	(1)	5

Net (decrease) increase in cash and cash equivalents	(740)	28
Cash and cash equivalents, beginning of year	1,250	569

Cash and cash equivalents, end of quarter	$510	$597

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

RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In April 2005, the Company restated its consolidated financial statements as of and for the year ended December 31, 2003.  In addition, the Company restated its quarterly consolidated financial statements for each of the quarterly periods in 2003 and for the first three quarters of 2004.  The restatement reflected adjustments to correct errors in the Company’s accounting for income taxes, accounting for pensions and other postretirement benefits as well as other miscellaneous adjustments.  The restatement resulted in the Company adjusting its previously reported net earnings for the three months ended March 31, 2004 of $28 million ($.10 per share) to net earnings of $21 million ($.07 per share) and adjusting its previously reported net earnings for the three months ended March 31, 2003 of $12 million ($.04 per share) to net earnings of $5 million ($.02 per share).  The nature and impact of these adjustments are described below.

Income Taxes

During the 2004 year-end closing process, errors were discovered relating to the Company’s accounting for income taxes, the majority of which related to the Company’s foreign operations.  The more significant errors affecting the first quarter of 2004 that were discovered related to matters surrounding 1) correcting deferred income tax accounts for book/tax differences in certain foreign subsidiaries, and 2) accruing interest expense on potential tax settlements with the Internal Revenue Service.  The impact of these adjustments on previously reported net earnings for the three months ended March 31, 2004 amounted to a reduction of $2 million.  The more significant errors affecting the first quarter of 2003 that were discovered related to matters surrounding correcting deferred income tax accounts for book/tax differences in certain foreign subsidiaries.  The impact of these adjustments on previously reported net earnings for the three months ended March 31, 2003, excluding the impact of income tax adjustments related to periods prior to 2003, which are discussed below, amounted to a reduction of $2 million.

Pensions and Other Postretirement Benefits

During the 2004 year-end testing of the effectiveness of the Company’s internal controls over financial reporting, the Company identified ineffective controls surrounding the reconciliation of participant census data between the Company’s source systems and the information provided to the actuary in performing the actuarial valuation of the liabilities and net periodic benefits cost for the various domestic and international pension and other postretirement benefit plans.  This control weakness resulted in incorrect participant data being utilized in the actuarial calculations.  In addition, the Company had identified an error in the recorded amounts of its postretirement benefits expense.  The Company has quantified the effect of these errors, and the impact of these adjustments on previously reported net earnings for the three months ended March 31, 2004 amounted to a reduction of $2 million.  The impact of these adjustments on previously reported earnings for the three months ended March 31, 2003, excluding the impact of pension and other postretirement benefit adjustments relating to periods prior to 2003, which are discussed below, amounted to an increase of $1 million.

Other Adjustments

During 2004, the Company determined that its general ledger accounting system was inappropriately translating depreciation expense from its foreign operations, using a historical exchange rate rather than a current exchange rate for purposes of translating periodic depreciation expense.  The impact of this adjustment on previously reported net earnings for the three months ended March 31, 2004 amounted to a reduction of $7 million.  Excluding amounts relating to periods prior to 2003, which are discussed below, the impact of this adjustment on previously reported net earnings for the three months ended March 31, 2003 amounted to a reduction of $1 million.

During 2003, the Company recorded a charge to write-off an exclusivity payment made to a customer that had previously been recorded as an asset based on the Company’s ability to recover a pro-rata portion of the payment in the event of a customer breach.  The Company determined that this payment should have been written off prior to January 1, 2003.  This adjustment had no impact on previously reported net earnings for the three months ended March 31, 2004.  Excluding amounts relating to periods prior to 2003, which are discussed below, the impact of this adjustment on previously reported net earnings for the three months ended March 31, 2003 amounted to an increase of $1 million.

In addition, the Company also determined that a number of individually immaterial adjustments were recorded in 2003 and 2004 that more appropriately belonged in different quarterly periods within 2003 or 2004 or in a period prior to January 1, 2003.  The impact of these adjustments on previously reported net income for the three months ended March 31, 2004 amounted to an increase of $4 million.  Excluding amounts relating to periods prior to 2003, which are discussed below, the impact of these adjustments on previously reported net earnings for the three months ended March 31, 2003 amounted to a decrease of $5 million.

Adjustments relating to periods prior to 2003

As discussed above, certain of the adjustments, or portions thereof, made to restate the Company’s 2004 and 2003 financial statements relate to periods prior to January 1, 2003.  The following table summarizes these:

(in millions)

Income/(Loss)

Income Tax	$36
Pension and other postretirement benefits	(35)
Translation of depreciation expense	27
Exclusivity asset write-off	(21)
Other, miscellaneous	(8)

Net adjustment	$(1)

The Company has assessed the impact of the above items on each annual period prior to January 1, 2003 and determined that the impact of such errors is immaterial to each prior period.  In addition, the Company has concluded that the net $1 million adjustment is immaterial to net earnings, as adjusted, for the three months ended March 31, 2003 and for the full year ended December 31, 2003.  Accordingly, the Company has recorded this net adjustment of $1 million as an addition to Selling, general and administrative expenses for the three months ended March 31, 2003.

The impact on the Consolidated Statement of Earnings is presented below (in millions, except per share data).  The impact of the above adjustments on the Consolidated Statement of Financial Position and Consolidated Statement of Cash Flows is not presented, as it is immaterial.

	For the Three Months Ended March 31, 2004

	As Previously Reported	Restated
Consolidated Statement of Earnings:
Net sales	$2,919	$2,920
Cost of goods sold	2,107	2,113

Gross profit	812	807
Selling, general and administrative expenses	552	549
Research and development costs	197	197
Restructuring costs and other	50	54

Earnings from continuing operations, before interest, other charges, net and income taxes	13	7
Interest expense	44	44
Other charges, net	1	2

Loss from continuing operations before income taxes	(32)	(39)
Benefit for income taxes	(48)	(47)

Earnings from continuing operations	$16	$8

Earnings from discontinued operations, net of income taxes	$12	$13

NET EARNINGS	$28	$21

Basic and diluted net earnings per share:
Continuing operations	$.06	$.03
Discontinued operations	.04	.04

Total	$.10	$.07

The following table reflects the impact of the aforementioned adjustments on selected components of the Company’s Consolidated Statement of Earnings for the three months ended March 31, 2004:

	As Previously Reported	Pensions and Other Postretirement Benefits	Other	Tax	As Restated

Loss from continuing operations before income taxes	$(32)	$(2)	$(5)	$—	$(39)
Provision (benefit) for income taxes	(48)	—	(1)	2	(47)

Earnings (loss) from continuing operations	16	(2)	(4)	(2)	8

Earnings from discontinued operations before income taxes	20	—	1	—	21
Provision for income taxes	8	—	—	—	8

Earnings from discontinued operations	12	—	1	—	13

Net earnings (loss)	$28	$(2)	$(3)	$(2)	$21

	For the Three Months Ended March 31, 2003

	As Previously Reported	Restated
Consolidated Statement of Earnings:
Net sales	$2,640	$2,639
Cost of goods sold	1,839	1,839

Gross profit	801	800
Selling, general and administrative expenses	558	559
Research and development costs	193	192
Restructuring costs and other	32	35

Earnings from continuing operations, before interest, other charges, net and income taxes	18	14
Interest expense	37	37
Other charges, net	21	21

Loss from continuing operations before income taxes	(40)	(44)
Benefit for income taxes	(28)	(26)

Loss from continuing operations	$(12)	$(18)

Earnings from discontinued operations, net of income taxes	$24	$23

NET EARNINGS	$12	$5

Basic and diluted net (loss) earnings per share:
Continuing operations	$(.04)	$(.06)
Discontinued operations	.08	.08

Total	$.04	$.02

The following table reflects the impact of the aforementioned adjustments on selected components of the Company’s Consolidated Statement of Earnings for the three months ended March 31, 2003:

	As Previously Reported	Pensions and Other Postretirement Benefits	Other	Adjustments Relating to Prior Periods	Tax	As Restated

Loss from continuing operations before income taxes	$(40)	$2	$(5)	$(1)	$—	$(44)
Provision (benefit) for income taxes	(28)	1	(1)	—	2	(26)

Earnings (loss) from continuing operations	(12)	1	(4)	(1)	(2)	(18)

Earnings from discontinued operations before income taxes	13	—	—	—	—	13
Provision (benefit) for income taxes	(11)	—	1	—	—	(10)

Earnings (loss) from discontinued operations	24	—	(1)	—	—	23

Net earnings (loss)	$12	$1	$(5)	$(1)	$(2)	$5

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

NOTE 2:  RECEIVABLES, NET
(in millions)

	March 31, 2004	December 31, 2003

		(Restated)
Trade receivables	$1,895	$2,002
Miscellaneous receivables	364	325

Total (net of allowances of $108 and $112)	$2,259	$2,327

Of the total trade receivable amounts of $1,895 million and $2,002 million as of March 31, 2004 and December 31, 2003, respectively, approximately $415 million and $536 million are expected to be settled through customer deductions in lieu of cash payments.  Such deductions represent rebates owed to the customer and are included in accounts payable and other current liabilities in the accompanying Consolidated Statement of Financial Position at each respective balance sheet date.

NOTE 3:  INVENTORIES, NET
(in millions)

	March 31, 2004	December 31, 2003

	(Restated)	(Restated)
Finished goods	$897	$818
Work in process	305	300
Raw materials	372	328

	1,574	1,446
LIFO reserve	(361)	(368)

Total	$1,213	$1,078

Full year 2004 estimated inventory usage is expected to result in liquidation of LIFO inventory quantities.  In the aggregate, these inventories are carried at the lower costs prevailing in prior years as compared with the cost of current purchases.  The effect of these expected LIFO liquidations was to reduce cost of goods sold by $5 million in the three months ended March 31, 2004.

NOTE 4:  INCOME TAXES

A reconciliation between the U.S. federal income tax rate, the Company’s estimated annual effective tax rate and the first quarter income tax rate from continuing operations was as follows:

	Three months ended March 31,

	2004	2003

	(Restated)	(Restated)
U.S. statutory tax rate	(35.0)%	(35.0)%
Increase (decrease) in statutory rate resulting from:
State and other income taxes, net of federal	(0.6)%	(1.2)%
Export sales and manufacturing credits	2.0	2.1
Operations outside the U.S.	19.0	10.5
Interest on reserves	(6.1)	—
Other, net	(0.3)	(0.4)

Estimated annual effective tax rate	(21.0)%	(24.0)%
Impact from discrete period items:
Restructuring	(15.0)%	(7.0)%
Purchased in-process R&D	(4.0)	(7.0)
Tax settlement	(83.0)	—
Intellectual property settlement	—	(4.0)
Intellectual property donation	—	(17.0)

First quarter income tax rate	(123.0)%	(59.0)%

For the period ended March 31, 2004, discrete period tax benefits of $26 million were recorded in connection with the following items, which when aggregated, are taxed in jurisdictions with tax rates greater than the estimated annual effective tax rate: restructuring charges of $78 million and a $9 million charge for purchased in-process research and development costs.

In addition, during the three months ended March 31, 2004, the Company received confirmation that the Internal Revenue Service had provided a formal concession concerning the taxation of certain intercompany royalties, which could not legally be distributed to the parent. The $32 million settlement was recorded as a discrete period tax benefit within earnings from continuing operations.

For the period ended March 31, 2003, discrete period tax benefits of $35 million were recorded in connection with the following items, which when aggregated, were taxed in jurisdictions with tax rates greater than the estimated annual effective tax rate: restructuring charges of $49 million; a $21 million charge for purchased in-process research and development costs; and a $12 million charge relating to an intellectual property settlement.  In addition, the discrete period items also included a tax benefit of $8 million relating to the donation of intellectual property.

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

Restructuring Programs Summary

The activity in the accrued restructuring balances and the non-cash charges incurred in relation to all of the restructuring programs described below was as follows for the first quarter of 2004:

(in millions)

	Balance Dec. 31, 2003	Costs Incurred	Reversals	Cash Payments	Non-cash Settlements	Other Adjustments and Reclasses (1)	Balance March 31, 2004

							(Restated)
2004-2006 Program:
Long-lived asset impairments	$—	$1	$—	$—	$(1)	$—	$—
Accelerated depreciation	$—	$2	$—	$—	$(2)	$—	$—

Q3 2003 Program:
Severance reserve	$180	$44	$—	$(76)	$—	$18	$166
Exit costs reserve	12	7	—	(5)	—	—	14

Total reserve	$192	$51	$—	$(81)	$—	$18	$180

Long-lived asset impairments and inventory write-downs	$—	$6	$—	$—	$(6)	$—	$—
Accelerated depreciation	$—	$14	$—	$—	$(14)	$—	$—

Q1 2003 Program:
Severance reserve	$23	$—	$(1)	$(11)	$—	$—	$11
Exit costs reserve	4	—	—	(3)	—	—	1

Total reserve	$27	$—	$(1)	$(14)	$—	$—	$12

Accelerated depreciation	$—	$6	$—	$—	$(6)	$—	$—

Phogenix Program:
Exit costs reserve	$9	$—	$—	$(3)	$—	$—	$6

Q4 2002 Program:
Severance reserve	$12	$—	$—	$(5)	$—	$—	$7
Exit costs reserve	8	—	(1)	(1)	—	—	6

Total reserve	$20	$—	$(1)	$(6)	$—	$—	$13

2001 Programs:
Severance reserve	$6	$—	$—	$(3)	$—	$—	$3
Exit costs reserve	13	—	—	(1)	—	—	12

Total reserve	$19	$—	$—	$(4)	$—	$—	$15

Total of all restructuring programs	$267	$80	$(2)	$(108)	$(29)	$18	$226

(1)

The Other Adjustments and Reclasses column of the table above includes reclassifications to Other long-term assets, Pension and other postretirement liabilities and Other long-term liabilities in the Consolidated Statement of Financial Position.

The costs incurred, net of reversals, which total $78 million for the quarter ended March 31, 2004, include $24 million of charges related to accelerated depreciation and inventory write-downs, which were reported in cost of goods sold in the accompanying Consolidated Statement of Earnings for the quarter ended March 31, 2004.  The remaining costs incurred, net of reversals, of $54 million were reported as restructuring costs and other in the accompanying Consolidated Statement of Earnings for the quarter ended March 31, 2004.

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

During the first quarter of 2004, the Company recorded $1 million for long-lived asset impairments and $2 million for accelerated depreciation on manufacturing buildings and equipment to be disposed of in 2004.  The accelerated depreciation relates to long-lived assets accounted for under the held and used model of SFAS No. 144.  This charge was included in cost of goods sold in the accompanying Consolidated Statement of Earnings for the quarter ended March 31, 2004.  The Company will incur accelerated depreciation charges of $2 million and $1 million related to these buildings and equipment during the second and third quarters of 2004, respectively.  The charges of $3 million recorded in the first quarter of 2004 include $1 million applicable to the D&FIS segment.  The remaining $2 million was applicable to manufacturing, which is shared across all segments.

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

The Company implemented certain actions under this Program during the first quarter of 2004.  As a result of these actions, the Company recorded charges of $57 million in continuing operations in the first quarter of 2004, which was composed of severance, exit costs, long-lived asset impairments and inventory write-downs of $44 million, $7 million, $4 million and $2 million, respectively.  The severance costs related to the elimination of approximately 2,000 positions, including approximately 850 photofinishing positions, 775 manufacturing positions and 375 administrative positions.  The geographic composition of the positions to be eliminated includes approximately 1,100 in the United States and Canada and 900 throughout the rest of the world.  The reduction of the 2,000 positions and the $51 million charges for severance and exit costs are reflected in the Third Quarter, 2003 Restructuring Program table below.  The $4 million charge for long-lived asset impairments was included in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the quarter ended March 31, 2004.  The charges taken for inventory write-downs of $2 million were reported in cost of goods sold in the accompanying Consolidated Statement of Earnings for the quarter ended March 31, 2004.

The following table summarizes the activity with respect to the severance charges and exit costs recorded in connection with the focused cost reductions that were announced in the third quarter of 2003 and the remaining balances in the related reserves at March 31, 2004:

(dollars in millions)

	Number of Employees	Severance Reserve	Exit Costs Reserve	Total	Long-Lived Asset Impairments and Inventory Write-downs	Accelerated Depreciation

		(Restated)		(Restated)
Q3, 2003 charges	1,700	$123	$—	$123	$1	$14
Q3, 2003 utilization	(100)	(3)	—	(3)	(1)	(14)

Balance at 9/30/03	1,600	120	—	120	—	—
Q4, 2003 charges	2,150	103	40	143	109	7
Q4, 2003 utilization	(2,025)	(48)	(28)	(76)	(109)	(7)
Q4, 2003 other adj. & reclasses	—	5	—	5	—	—

Balance at 12/31/03	1,725	180	12	192	—	—
Q1, 2004 charges	2,000	44	7	51	6	14
Q1, 2004 reversal	—	—	—	—	—	—
Q1, 2004 utilization	(2,075)	(76)	(5)	(81)	(6)	(14)
Q1, 2004 other adj. & reclasses	—	18	—	18	—	—

Balance at 3/31/04	1,650	$166	$14	$180	$—	$—

The severance charges of $44 million and the exit costs of $7 million taken in the first quarter of 2004 were reported in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the quarter ended March 31, 2004.  Included in the $44 million charge taken for severance was a net curtailment gain of $18 million.  The net curtailment gain is disclosed in Note 8.  The severance costs and exit costs require the outlay of cash, while the long-lived asset impairments and inventory write-downs represent non-cash items.  The Company made $76 million of severance payments and $5 million of exit cost payments related to the Third Quarter, 2003 Restructuring Program during the first quarter of 2004.  Severance payments relating to the third quarter restructuring actions will be paid during the period through 2005, since, in many instances, the employees whose positions were eliminated can elect or are required to receive their severance payments over an extended period of time.  Most exit costs are expected to be paid during 2004.  However, certain costs, such as long-term lease payments, will be paid over periods after 2004.

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

The charges of $71 million recorded in the first quarter of 2004 included $43 million applicable to the D&FIS segment, $6 million to the Health Imaging segment and $1 million to the Commercial Imaging segment.  The remaining $21 million included charges applicable to manufacturing, research and development, and administrative functions, as well as curtailment gains and losses, which are shared across segments.

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

The following table summarizes the activity with respect to the severance and exit costs charges recorded in connection with the focused cost reductions that were announced in the first quarter of 2003 and the remaining balances in the related reserves at March 31, 2004:

(dollars in millions)

	Number of Employees	Severance Reserve	Exit Costs Reserve	Total	Long-Lived Asset Impairments and Inventory Write-downs	Accelerated Depreciation

Q1, 2003 charges	425	$31	$—	$31	$—	$—
Q1, 2003 utilization	(150)	(2)	—	(2)	—	—

Balance at 3/31/03	275	29	—	29	—	—
Q2, 2003 charges	500	17	4	21	5	—
Q2, 2003 utilization	(500)	(13)	—	(13)	(5)	—

Balance at 6/30/03	275	33	4	37	—	—
Q3, 2003 charges	925	19	4	23	1	16
Q3, 2003 utilization	(400)	(12)	(1)	(13)	(1)	(16)

Balance at 9/30/03	800	40	7	47	—	—
Q4, 2003 charges	—	—	—	—	—	8
Q4, 2003 utilization	(625)	(17)	(3)	(20)	—	(8)

Balance at 12/31/03	175	23	4	27	—	—
Q1, 2004 charges	—	—	—	—	—	6
Q1, 2004 reversal	—	(1)	—	(1)	—	—
Q1, 2004 utilization	(150)	(11)	(3)	(14)	—	(6)

Balance at 3/31/04	25	$11	$1	$12	$—	$—

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

NOTE 8:  RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of the net periodic benefit cost for all major funded and unfunded U.S. and Non-U.S. defined benefit plans for the three months ended March 31 are as follows:

(in millions)

	2004		2003

	U.S.	Non- U.S.	U.S.	Non- U.S.

	(Restated)
Service cost	$31	$9	$31	$10
Interest cost	99	39	100	35
Expected return on plan assets	(138)	(42)	(146)	(41)
Amortization of:
Transition obligation (asset)	—	—	1	(1)
Prior service cost	—	(5)	—	(7)
Actuarial loss	7	12	1	7

	(1)	13	(13)	3
Special termination benefits	—	1	—	—
Curtailment charge (benefit)	7	(7)	—	—

Net pension cost (benefit)	6	7	(13)	3
Other plans including unfunded plans	—	5	—	5

Total net pension cost (benefit)	$6	$12	$(13)	$8

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

The Company has determined the pro forma net earnings and net earnings per share information as if the fair value method of SFAS No. 123, “Accounting for Stock-Based Compensation,” had been applied to its stock-based employee compensation.  The pro forma information is as follows:

(in millions, except per share data)

	Three Months Ended March 31

	2004	2003

	(Restated)	(Restated)
Net earnings, as reported	$21	$5
Deduct: Total stock-based employee compensation expense determined under fair value method of all awards, net of related tax effects	(2)	(4)

Pro forma net earnings	$19	$1

Earnings per share:
Basic and diluted - as reported	$.07	$.02
Basic and diluted - pro forma	$.07	$—

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

NOTE 11:  COMPREHENSIVE INCOME
(in millions)

	Three Months Ended March 31

	2004	2003

	(Restated)	(Restated)
Net income	$21	$5
Unrealized (losses) gains on available-for-sale securities	(1)	2
Realized and unrealized gains (losses) from hedging activity	4	(2)
Currency translation adjustments	(26)	37
Minimum pension liability adjustment	(45)	—

Total comprehensive (loss) income	$(47)	$42

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

The unaudited pro forma combined historical results, as if SDP had been acquired at the beginning of 2003, is estimated to be:

(in millions, except per share data)

At March 31, 2003

(Restated)
Net sales	$2,679
Loss from continuing operations	$(12)
Basic and diluted loss per share from continuing operations	$(.04)

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

Segment financial information is shown below.

(in millions)

	Three Months Ended March 31

	2004	2003

	(Restated)	(Restated)
Net sales from continuing operations:
D&FIS	$1,932	$1,797
Health Imaging	631	549
Commercial Imaging	196	186
Graphic Communications	133	88
All Other	28	19

Consolidated total	$2,920	$2,639

Earnings (loss) from continuing operations before interest, other charges, net and income taxes:
D&FIS	$13	$(47)
Health Imaging	95	109
Commercial Imaging	31	20
Graphic Communications	(25)	9
All Other	(29)	(16)

Total of segments	85	75
Restructuring costs and other	(78)	(49)
GE settlement	—	(12)

Consolidated total	$7	$14

Earnings (loss) from continuing operations:
D&FIS	$12	$(37)
Health Imaging	75	82
Commercial Imaging	24	14
Graphic Communications	(21)	(4)
All Other	(25)	(14)

Total of segments	65	41
Restructuring costs and other	(78)	(49)
GE settlement	—	(12)
Interest expense	(44)	(37)
Other corporate items	2	3
Tax benefit - donation of patents	—	8
Income tax effects on above items and taxes not allocated to segments	63	28

Consolidated total	$8	$(18)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restatement of Previously Issued Financial Statements

In April 2005, the Company restated its consolidated financial statements as of and for the year ended December 31, 2003.  In addition, the Company restated its quarterly consolidated financial statements for each of the quarterly periods in 2003 and for the first three quarters of 2004.  The restatement reflected adjustments to correct errors in the Company’s accounting for income taxes, accounting for pensions and other postretirement benefits as well as other miscellaneous adjustments.  The restatement resulted in the Company adjusting its previously reported net earnings for the three months ended March 31, 2004 of $28 million ($.10 per share) to net earnings of $21 million ($.07 per share) and adjusting its previously reported net earnings for the three months ended March 31, 2003 of $12 million ($.04 per share) to net earnings of $5 million ($.02 per share.  The nature and impact of these adjustments are described in Note 1: “Basis of Presentation and Restatement.”

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

SUMMARY
(in millions, except per share data)

	Three Months Ended March 31

	2004	2003	Change

	(Restated)	(Restated)
Net sales	$2,920	$2,639	+ 11%
Earnings from continuing operations before interest, other charges, net, and income taxes	7	14	- 50
Earnings (loss) from continuing operations	8	(18)	+144
Earnings from discontinued operations	13	23	- 43
Net earnings	21	5	+320
Basic and diluted earnings (loss) per share:
Continuing operations	.03	(.06)	+150
Discontinued operations	.04	.08	- 50
Total	.07	.02	+250

Net Sales from Continuing Operations by Reportable Segment and All Other
(in millions)

	Three Months Ended March 31

	2004	2003	Change

	(Restated)	(Restated)
D&FIS
Inside the U.S.	$720	$686	+ 5%
Outside the U.S.	1,212	1,111	+ 9

Total D&FIS	1,932	1,797	+ 8

Health Imaging
Inside the U.S.	258	238	+ 8
Outside the U.S.	373	311	+20

Total Health Imaging	631	549	+15

Commercial Imaging
Inside the U.S.	79	77	+ 3
Outside the U.S.	117	109	+ 7

Total Commercial Imaging	196	186	+ 5

Graphic Communications
Inside the U.S.	55	37	+49
Outside the U.S.	78	51	+53

Total Graphic Communications	133	88	+51

All Other
Inside the U.S.	14	11	+27
Outside the U.S.	14	8	+75

Total All Other	28	19	+47

Consolidated total	$2,920	$2,639	+11%

Earnings (Loss) from Continuing Operations Before Interest, Other Charges, Net and Income Taxes by Reportable Segment and All Other
(in millions)

	Three Months Ended March 31

	2004	2003	Change

	(Restated)	(Restated)
D&FIS	$13	$(47)	+128%
Percent of Sales	1%	(3)%
Health Imaging	$95	$109	- 13%
Percent of Sales	15%	20%
Commercial Imaging	$31	$20	+ 55%
Percent of Sales	16%	11%
Graphic Communications	$(25)	$9	-378%
Percent of Sales	(19)%	10%
All Other	$(29)	$(16)	- 81%
Percent of Sales	(104)%	(84)%

Total of segments	$85	$75	+ 13%
Percent of Sales	3%	3%
Restructuring costs and other	(78)	(49)
GE settlement	—	(12)

Consolidated total	$7	$14	- 50%

Earnings (Loss) From Continuing Operations by Reportable Segment and All Other
(in millions)

	Three Months Ended March 31

	2004	2003	Change

	(Restated)	(Restated)
D&FIS	$12	$(37)	+132%
Percent of Sales	1%	(2)%
Health Imaging	$75	$82	- 9%
Percent of Sales	12%	15%
Commercial Imaging	$24	$14	+ 71%
Percent of Sales	12%	8%
Graphic Communications	$(21)	$(4)	-425%
Percent of Sales	(16)%	(5)%
All Other	$(25)	$(14)	- 79%
Percent of Sales	(89)%	(74)%

Total of segments	$65	$41	+ 59%
Percent of Sales	2%	2%
Restructuring costs and other	(78)	(49)
GE settlement	—	(12)
Interest expense	(44)	(37)
Other corporate items	2	3
Tax benefit - donation of patents	—	8
Income tax effects on above items and taxes not allocated to above	63	28

Consolidated total	$8	$(18)	+144%

COSTS AND EXPENSES
(in millions)

	Three Months Ended March 31

	2004	2003	Change

	(Restated)	(Restated)
Gross profit	$807	$800	+ 1%
Percent of Sales	27.6%	30.3%
Selling, general and administrative expenses	$549	$559	- 2%
Percent of Sales	18.8%	21.2%
Research and development costs	$197	$192	+ 3%
Percent of Sales	6.7%	7.3%

2004 COMPARED WITH 2003
(Restated)

First Quarter

RESULTS OF OPERATIONS – CONTINUING OPERATIONS

CONSOLIDATED

Worldwide Revenues

Net worldwide sales were $2,920 million for the first quarter of 2004 as compared with $2,639 million for the first quarter of 2003, representing an increase of $281 million or 11%, or an increase of 5% excluding the favorable impact of exchange.  The increase in net sales was primarily due to increased volumes, acquisitions and favorable exchange, which increased first quarter sales by approximately 4.5, 4.0 and 5.6 percentage points, respectively.  The increase in volume was primarily driven by consumer digital cameras, one-time-use cameras, and Picture Maker kiosks.  In addition, the acquisitions of PracticeWorks, Scitex Digital Printing (now Kodak Versamark) and Laser Pacific contributed $106 million to first quarter sales.  These increases were partially offset by decreases attributable to price/mix, primarily driven by consumer digital cameras, traditional consumer film and Health Imaging digital media, which reduced first quarter sales by approximately 3.6 percentage points.

Net sales in the U.S. were $1,126 million for the first quarter of 2004 as compared with $1,049 million for the prior year quarter, representing an increase of $77 million, or 7%.  Net sales outside the U.S. were $1,794 million for the current quarter as compared with $1,590 million for the first quarter of 2003, representing an increase of $204 million, or 13% as reported, or an increase of 4% excluding the favorable impact of exchange.

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

Gross Profit

Gross profit was $807 million for the first quarter of 2004 as compared with $800 million for the first quarter of 2003, representing an increase of $7 million, or 1%.  The gross profit margin was 27.6% in the current quarter as compared with 30.3% in the prior year quarter.  The 2.7 percentage point decrease was primarily attributable to declines due to price/mix, driven primarily by consumer digital cameras and traditional consumer and health products and services, which reduced gross profit margins by approximately 4.7 percentage points.  These decreases were partially offset by: 1) manufacturing cost, which despite a $24 million net increase in charges for accelerated depreciation and inventory write-offs associated with ongoing cost reduction programs, favorably impacted gross profit margins by approximately 1.0 percentage points; 2) acquisitions, which favorably impacted gross profit margins by approximately 0.5 percentage points; and 3) exchange, which favorably impacted gross profit margins by approximately 0.5 percentage points.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) were $549 million for the first quarter of 2004 as compared with $559 million for the prior year quarter, representing a decrease of $10 million, or 2%.  SG&A decreased as a percentage of sales from 21% for the first quarter of 2003 to 19% for the current quarter.  The decrease in SG&A is primarily attributable to cost savings in the current year quarter realized from position eliminations associated with ongoing cost reduction programs, a decrease in advertising spend of $25 million, and a $12 million charge in the prior year quarter relating to an intellectual property settlement.  These decreases were partially offset by unfavorable exchange of $25 million, a $20 million increase in bad debt expense, and acquisition related SG&A of $35 million.

Research and Development Costs

Research and development costs (R&D) were $197 million for the first quarter of 2004 as compared with $192 million for the first quarter of 2003, representing an increase of $5 million, or 3%.  R&D as a percentage of sales remained constant at 7%.  The increase in R&D is primarily attributable to an increase in investments for digital growth initiatives.  Write-offs for purchased in-process R&D associated with acquisitions made in the first quarter of 2004 were $9 million as compared with $21 million for acquisitions made in the first quarter of 2003.

Earnings (Loss) From Continuing Operations Before Interest, Other Charges, Net and Income Taxes

Earnings from continuing operations before interest, other charges, net and income taxes for the first quarter of 2004 were $7 million as compared with $14 million for the first quarter of 2003, representing a decrease of $7 million, or 50%.  This decrease is primarily attributable to the reasons described above.

Interest Expense

Interest expense for the first quarter of 2004 was $44 million as compared with $37 million for the prior year quarter, representing an increase of $7 million, or 19%.  Higher interest expense is a result of higher year over year average debt balances.

Other Charges, Net

The other charges, net component includes principally investment income, income and losses from equity investments, foreign exchange, and gains and losses on the sales of assets and investments.  Other charges for the current quarter were $2 million as compared with other charges of $21 million for the first quarter of 2003.  The improvement is primarily attributable to increased income from the Company’s equity investment in Kodak Polychrome Graphics (KPG), reduced losses from the Company’s equity investment in the NexPress joint venture, and elimination of losses from the Company’s equity investment in the discontinued Phogenix venture.

Income Tax Provision (Benefit)

The Company’s estimated annual effective tax rate from continuing operations decreased from 24% for the prior year first quarter to 21% for the first quarter of 2004.  This decrease is primarily attributable to expected increased earnings from operations in certain lower-taxed jurisdictions outside the U.S. relative to total consolidated earnings.

During the first quarter of 2004, the Company recorded a tax benefit from continuing operations of $47 million on a pre-tax loss of $39 million.  The tax benefit of $47 million for the quarter differs from the tax benefit of $8 million that results from applying the estimated annual effective tax rate to the pre-tax loss of $39 million due to discrete period tax benefits of $57 million.  These discrete period tax benefits resulted from the following: recording of tax benefits of $22 million associated with the net focused cost reduction charges of $78 million, a tax benefit of $3 million associated with the charge for purchased in-process R&D of $9 million, and the recording of a $32 million tax benefit relating to the Internal Revenue Service’s concession concerning the taxation of certain intercompany royalties which could not legally be distributed to the parent.  These discrete period tax benefits relating to discrete period charges were taxed in jurisdictions that, when aggregated, had tax rates greater than the estimated annual effective tax rate from continuing operations.

Earnings From Continuing Operations

The earnings from continuing operations for the first quarter of 2004 were $8 million, or $.03 per basic and diluted share, as compared with a loss from continuing operations for the first quarter of 2003 of $18 million, or a loss of $.06 per basic and diluted share, representing an increase of $26 million.  This increase in earnings from continuing operations is attributable to the reasons described above.

DIGITAL & FILM IMAGING SYSTEMS

Worldwide Revenues

Net worldwide sales for the Digital & Film Imaging Systems (D&FIS) segment were $1,932 million for the first quarter of 2004 as compared with $1,797 million for the first quarter of 2003, representing an increase of $135 million, or 8% as reported, or an increase of 2% excluding the favorable impact of exchange.  The increase in net sales was comprised of increases related to volume driven primarily by consumer digital cameras, one-time-use cameras and kiosks, which increased first quarter sales by approximately 5.3 percentage points, and favorable exchange which increased net sales by approximately 5.5 percentage points.  These increases were partially offset by declines related to negative price/mix, driven primarily by traditional consumer film products and consumer digital cameras, which reduced net sales by approximately 4.1 percentage points.

D&FIS segment net sales in the U.S. were $720 million for the current quarter as compared with $686 million for the first quarter of 2003, representing an increase of $34 million, or 5%.  D&FIS segment net sales outside the U.S. were $1,212 million for the first quarter of 2004 as compared with $1,111 million for the prior year quarter, representing an increase of $101 million, or 9% as reported, or flat excluding the favorable impact of exchange.

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

Traditional Strategic Product Groups’ Revenues

Segment traditional product sales were $1,452 million for the current quarter as compared with $1,503 million for the first quarter of 2003, representing a decrease of $51 million or 3%, primarily driven by declines in film capture and consumer output.  Net worldwide sales of film capture products, including consumer roll film (35mm and APS film), one-time-use cameras (OTUC), professional films, reloadable traditional film cameras and batteries/videotape, decreased 6% in the first quarter of 2004 as compared with the first quarter of 2003, primarily reflecting volume declines and negative price/mix experienced for all significant film capture product categories except one-time-use cameras.  These declines were partially offset by favorable exchange.

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

Gross Profit

Gross profit for the D&FIS segment was $483 million for the first quarter of 2004 as compared with $501 million for the prior year quarter, representing a decrease of $18 million or 4%.  The gross profit margin was 25.0% in the current quarter as compared with 27.9% in the prior year quarter.  The 2.9 percentage point decline was comprised of decreases attributable to price/mix, primarily driven by traditional consumer film products and consumer digital cameras, which reduced gross profit margins by approximately 6.1 percentage points.  This decrease was partially offset by the positive results from initiatives to reduce manufacturing costs, which improved gross profit margins by approximately 3.1 percentage points, and foreign exchange, which favorably impacted gross profit margins by approximately 0.6 percentage points.

Selling, General and Administrative Expenses

SG&A expenses for the D&FIS segment decreased $49 million, or 12%, from $420 million in the first quarter of 2003 to $371 million in the current quarter, and decreased as a percentage of sales from 23% for the first quarter of 2003 to 19% for the current quarter.  The decrease is primarily attributable to a decline in advertising spend of $27 million and cost savings realized from position eliminations associated with ongoing focused cost reduction programs.  These decreases were partially offset by an unfavorable impact from exchange of $19 million and a $20 million increase in bad debt expense.

Research and Development Costs

R&D costs for the D&FIS segment decreased $29 million, or 23%, from $128 million in the first quarter of 2003 to $99 million in the current quarter and decreased as a percentage of sales from 7% in the prior year quarter to 5%.  The decrease in R&D was primarily attributable to a $21 million charge incurred in the first quarter of 2003 for the one-time write-off of purchased in-process R&D, with no such charge incurred in the current quarter for D&FIS.  The balance of the decrease was due to a decline in spending related to consumer and professional imaging traditional products and services, which was partially offset by an increase in R&D spending for digital products.

Earnings (Loss) From Continuing Operations Before Interest, Other Charges, Net and Income Taxes

Earnings (loss) from continuing operations before interest, other charges, net and income taxes for the D&FIS segment increased $60 million from a loss of $47 million in the first quarter of 2003 to earnings of $13 million in the first quarter of 2004, primarily as a result of the factors described above.

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

Worldwide Revenues

Net worldwide sales for the Health Imaging segment were $631 million for the first quarter of 2004 as compared with $549 million for the prior year quarter, representing an increase of $82 million, or 15% as reported, or an increase of 9% excluding the favorable impact of exchange.  The increase in sales was comprised of: (1) an increase in volume of approximately 3.8 percentage points, driven primarily by volume increases in digital capture equipment, services and digital media, (2) the PracticeWorks acquisition, which contributed $50 million or approximately 9.0 percentage points to first quarter sales, and (3) an increase from favorable exchange of approximately 5.8 percentage points.  These increases were partially offset by decreases attributable to price/mix of approximately 3.5 percentage points, primarily driven by digital media, digital capture equipment and analog medical film.

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

Traditional Strategic Product Groups’ Revenues

Segment traditional product sales, including analog film, equipment, chemistry and services, were $236 million for the current quarter as compared with $231 million for the first quarter of 2003, representing an increase of $5 million or 2%.  The primary drivers were an increase in sales of traditional dental systems products and specialty traditional film, and favorable exchange.

Gross Profit

Gross profit for the Health Imaging segment was $259 million for the first quarter of 2004 as compared with $229 million in the prior year quarter, representing an increase of $30 million, or 13%.  The gross profit margin was 41.1% in the current quarter as compared with 41.7% in the first quarter of 2003.  The decrease in the gross profit margin of 0.6 percentage points was principally attributable to: (1) price/mix, which negatively impacted gross profit margins by 2.2 percentage points driven by digital media and analog medical film and 2) an increase in manufacturing cost, which decreased gross profit margins by approximately 1.7 percentage points due to an increase in silver prices during the first quarter of 2004.  These decreases were partially offset by increases due to the PracticeWorks acquisition, which increased gross profit margins by approximately 1.7 percentage points, and favorable exchange, which contributed approximately 1.3 percentage points to the gross profit margins.

Selling, General and Administrative Expenses

SG&A expenses for the Health Imaging segment increased $36 million, or 44%, from $82 million in the first quarter of 2003 to $118 million for the current quarter, and increased as a percentage of sales from 15% to 19%.  The increase in SG&A expenses is primarily attributable to $22 million associated with the PracticeWorks acquisition, increased investment for growth initiatives, and unfavorable effects of foreign exchange of $4 million.

Research and Development Costs

First quarter R&D costs increased $8 million, or 21%, from $38 million to $46 million, and remained constant as a percentage of sales at 7%.  The increase in R&D expenses is primarily attributable to increased spending to drive growth in selected areas of the product portfolio and $2 million associated with the PracticeWorks acquisition.

Earnings (Loss) From Continuing Operations Before Interest, Other Charges, Net and Income Taxes

Earnings from continuing operations before interest, other charges, net and income taxes for the Health Imaging segment decreased $14 million, or 13%, from $109 million for the prior year quarter to $95 million for the first quarter of 2004 due primarily to the reasons described above.

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

Worldwide Revenues

Net worldwide sales for the Commercial Imaging segment were $196 million for the first quarter of 2004 as compared with $186 million for the prior year quarter, representing an increase of $10 million, or 5% as reported, or a decrease of 3% excluding the favorable impact of exchange.  The increase in net sales was primarily comprised of an increase of approximately 8.0 percentage points due to favorable exchange, which was partially offset by declines due to price/mix of approximately 1.1 percentage points, primarily driven by declines for aerial imaging materials, and declines in volume, which decreased sales by approximately 0.9 percentage points.

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

Gross Profit

Gross profit for the Commercial Imaging segment was $66 million for the first quarter of 2004 as compared with $60 million in the prior year quarter, representing an increase of $6 million, or 10%.  The gross profit margin was 33.7% in the current quarter as compared with 32.3% in the prior year quarter.  The increase in the gross profit margin of approximately 1.4 percentage points was primarily attributable to a decrease in manufacturing cost, which improved gross profit margins by approximately 0.9 percentage points, and favorable exchange of approximately 1.0 percentage points.  These increases were partially offset by decreases in price/mix, which reduced gross profit margins by approximately 1.0 percentage points primarily driven by declines for aerial imaging materials.

Selling, General and Administrative Expenses

SG&A expenses for the Commercial Imaging segment remained unchanged at $32 million as compared with the prior year quarter, but decreased as a percentage of sales from 17% to 16%.

Research and Development Costs

First quarter R&D costs for the Commercial Imaging segment decreased $5 million, or 63%, from $8 million for the first quarter of 2003 to $3 million for the current quarter, and decreased as a percentage of sales from 4% to 2%.

Earnings From Continuing Operations Before Interest, Other Charges, Net and Income Taxes

Earnings from continuing operations before interest, other charges, net and income taxes for the Commercial Imaging segment increased $11 million, or 55%, from $20 million in the first quarter of 2003 to $31 million in the first quarter of 2004.  This increase is primarily attributable to the reasons described above.

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

Worldwide Revenues

Net worldwide sales for the Graphic Communications segment were $133 million for the first quarter of 2004 as compared with $88 million for the prior year quarter, representing an increase of $45 million, or 51% both as reported, and excluding the favorable impact of exchange.  The increase in net sales was entirely due to the acquisition of Kodak Versamark.

Net sales in the U.S. were $55 million for the current quarter as compared with $37 million for the prior year quarter, representing an increase of $18 million, or 49%.  Net sales outside the U.S. were $78 million in the first quarter of 2004 as compared with $51 million for the prior year quarter, representing an increase of $27 million, or 53% both as reported, and excluding the favorable impact of exchange.

Digital Strategic Product Groups’ Revenues

Graphic Communications segment digital product sales are comprised of Kodak Versamark and Encad, Inc. products and services.

Traditional Strategic Product Groups’ Revenues

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

Gross Profit

Gross profit for the Graphic Communications segment was $14 million for the first quarter of 2004 as compared with $22 million in the prior year quarter, representing a decrease of $8 million, or 36%.  The gross profit margin was 10.5% in the current quarter as compared with 25.0% in the prior year quarter.  The decrease in the gross profit margin of 14.5 percentage points was primarily attributable to: (1) an increase in manufacturing and other costs, which negatively impacted gross profit margins by approximately 16.5 percentage points, primarily due to an increase in silver prices and additional costs incurred in relation to the relocation of manufacturing facilities for graphics products from Mexico to Great Britain and the U.S., and (2) negative exchange, which reduced gross profit margins by approximately 2.4 percentage points.  These declines were partially offset by: (1) favorable price/mix of 0.7 percentage points, and (2) the acquisition of Scitex Digital Printing (now Kodak Versamark), which contributed 3.7 percentage points to gross profit margins for the current quarter, despite the fact that Kodak Versamark’s margins were negatively impacted by the impact of the purchase accounting for the inventory that was acquired with Kodak Versamark at its fair value, which was sold in the current quarter.  Excluding the impact of these costs, Kodak Versamark would have favorably impacted gross profit margins by approximately 7 percentage points during the current quarter.

Selling, General and Administrative Expenses

SG&A expenses for the Graphic Communications segment were $20 million for the first quarter of 2004 as compared with $8 million in the prior year quarter, representing an increase of $12 million, or 150%, and increased as a percentage of sales from 9% to 15%.  The increase in SG&A expenses is primarily attributable to the acquisition of Kodak Versamark, which had $11 million of SG&A expenses in the current quarter.

Research and Development Costs

First quarter R&D costs for the Graphic Communications segment increased $14 million, or 280%, from $5 million for the first quarter of 2003 to $19 million for the current quarter, and increased as a percentage of sales from 6% to 14%.  The increase was primarily attributable to a $9 million one-time write-off of purchased in-process R&D associated with the Kodak Versamark acquisition.

Earnings (Loss) From Continuing Operations Before Interest, Other Charges, Net and Income Taxes

Earnings from continuing operations before interest, other charges, net and income taxes for the Graphic Communications segment decreased $34 million from $9 million in the first quarter of 2003 to a loss of $25 million in the first quarter of 2004.  This decrease is primarily attributable to the reasons described above.

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

ALL OTHER

Worldwide Revenues

Net worldwide sales for All Other were $28 million for the first quarter of 2004 as compared with $19 million for the first quarter of 2003, representing an increase of $9 million, or 47%.  Net sales in the U.S. were $14 million for the first quarter of 2004 as compared with $11 million for the prior year quarter, representing an increase of $3 million, or 27%.  Net sales outside the U.S. were $14 million in the first quarter of 2004 as compared with $8 million in the prior year quarter, representing an increase of $6 million, or 75%.

SK Display Corporation, the OLED manufacturing joint venture between Kodak and Sanyo, continues to focus on improving manufacturing yields and process engineering and has created a new generation of chemistry used for coating OLED displays.

Earnings (Loss) From Continuing Operations Before Interest, Other Charges, Net and Income Taxes

The loss from continuing operations before interest, other charges, net and income taxes for All Other was $29 million in the current quarter as compared with a loss of $16 million in the first quarter of 2003, primarily driven by increased levels of investment for the Company’s display business.

RESULTS OF OPERATIONS - DISCONTINUED OPERATIONS

Earnings from discontinued operations for the first quarter of 2004 were $.04 per basic and diluted share primarily relating to the pending sale of Kodak’s Remote Sensing Systems business, which contributed $13 million to earnings from discontinued operations.  Earnings from discontinued operations for the first quarter of 2003 were $.08 per basic and diluted share and were primarily related to the reversal of a $15 million tax reserve resulting from the elimination of the uncertainty surrounding the realizability of certain tax benefits and $8 million of post-tax earnings from Kodak’s Remote Sensing Systems business.

NET EARNINGS

Net earnings for the first quarter of 2004 were $21 million, or $.07 per basic and diluted share, as compared with net earnings for the first quarter of 2003 of $5 million, or $.02 per basic and diluted share, representing an increase of $16 million, or 320%.  This increase is primarily attributable to the reasons outlined above.

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

Restructuring Programs Summary

The activity in the accrued restructuring balances and the non-cash charges incurred in relation to all of the restructuring programs described below was as follows for the first quarter of 2004:

(in millions)

	Balance Dec. 31, 2003	Costs Incurred	Reversals	Cash Payments	Non-cash Settlements	Other Adjustments and Reclasses (1)	Balance March 31, 2004

							(Restated)
2004-2006 Program:
Long-lived asset impairments	$—	$1	$—	$—	$(1)	$—	$—
Accelerated depreciation	$—	$2	$—	$—	$(2)	$—	$—

Q3 2003 Program:
Severance reserve	$180	$44	$—	$(76)	$—	$18	$166
Exit costs reserve	12	7	—	(5)	—	—	14

Total reserve	$192	$51	$—	$(81)	$—	$18	$180

Long-lived asset impairments and inventory write-downs	$—	$6	$—	$—	$(6)	$—	$—
Accelerated depreciation	$—	$14	$—	$—	$(14)	$—	$—

Q1 2003 Program:
Severance reserve	$23	$—	$(1)	$(11)	$—	$—	$11
Exit costs reserve	4	—	—	(3)	—	—	1

Total reserve	$27	$—	$(1)	$(14)	$—	$—	$12

Accelerated depreciation	$—	$6	$—	$—	$(6)	$—	$—

Phogenix Program:
Exit costs reserve	$9	$—	$—	$(3)	$—	$—	$6

Q4 2002 Program:
Severance reserve	$12	$—	$—	$(5)	$—	$—	$7
Exit costs reserve	8	—	(1)	(1)	—	—	6

Total reserve	$20	$—	$(1)	$(6)	$—	$—	$13

2001 Programs:
Severance reserve	$6	$—	$—	$(3)	$—	$—	$3
Exit costs reserve	13	—	—	(1)	—	—	12

Total reserve	$19	$—	$—	$(4)	$—	$—	$15

Total of all restructuring programs	$267	$80	$(2)	$(108)	$(29)	$18	$226

(1)

The Other Adjustments and Reclasses column of the table above includes reclassifications to Other long-term assets, Pension and other postretirement liabilities and Other long-term liabilities in the Consolidated Statement of Financial Position.

The costs incurred, net of reversals, which total $78 million for the quarter ended March 31, 2004, include $24 million of charges related to accelerated depreciation and inventory write-downs, which were reported in cost of goods sold in the accompanying Consolidated Statement of Earnings for the quarter ended March 31, 2004.  The remaining costs incurred, net of reversals, of $54 million were reported as restructuring costs and other in the accompanying Consolidated Statement of Earnings for the quarter ended March 31, 2004.

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

During the first quarter of 2004, the Company recorded $ 1 million for long-lived asset impairments and $2 million for accelerated depreciation on manufacturing buildings and equipment to be disposed of in 2004.  The accelerated depreciation relates to long-lived assets accounted for under the held and used model of SFAS No. 144.  This charge was included in cost of goods sold in the accompanying Consolidated Statement of Earnings for the quarter ended March 31, 2004.  The Company will incur accelerated depreciation charges of $2 million and $1 million related to these buildings and equipment during the second and third quarters of 2004, respectively.  The charges of $3 million recorded in the first quarter of 2004 include $1 million applicable to the D&FIS segment.  The remaining $2 million was applicable to manufacturing, which is shared across all segments.

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

The Company implemented certain actions under this Program during the first quarter of 2004.  As a result of these actions, the Company recorded charges of $57 million in continuing operations in the first quarter of 2004, which was composed of severance, exit costs, long-lived asset impairments and inventory write-downs of $44 million, $7 million, $4 million and $2 million, respectively.  The severance costs related to the elimination of approximately 2,000 positions, including approximately 850 photofinishing positions, 775 manufacturing positions and 375 administrative positions.  The geographic composition of the positions to be eliminated includes approximately 1,100 in the United States and Canada and 900 throughout the rest of the world.  The reduction of the 2,000 positions and the $51 million charges for severance and exit costs are reflected in the Third Quarter, 2003 Restructuring Program table below.  The $4 million charge for long-lived asset impairments was included in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the quarter ended March 31, 2004.  The charges taken for inventory write-downs of $2 million were reported in cost of goods sold in the accompanying Consolidated Statement of Earnings for the quarter ended March 31, 2004.

The following table summarizes the activity with respect to the severance charges and exit costs recorded in connection with the focused cost reductions that were announced in the third quarter of 2003 and the remaining balances in the related reserves at March 31, 2004:

(dollars in millions)

	Number of Employees	Severance Reserve	Exit Costs Reserve	Total	Long-Lived Asset Impairments and Inventory Write-downs	Accelerated Depreciation

		(Restated)		(Restated)
Q3, 2003 charges	1,700	$123	$—	$123	$1	$14
Q3, 2003 utilization	(100)	(3)	—	(3)	(1)	(14)

Balance at 9/30/03	1,600	120	—	120	—	—
Q4, 2003 charges	2,150	103	40	143	109	7
Q4, 2003 utilization	(2,025)	(48)	(28)	(76)	(109)	(7)
Q4, 2003 other adj. & reclasses	—	5	—	5	—	—

Balance at 12/31/03	1,725	180	12	192	—	—
Q1, 2004 charges	2,000	44	7	51	6	14
Q1, 2004 reversal	—	—	—	—	—	—
Q1, 2004 utilization	(2,075)	(76)	(5)	(81)	(6)	(14)
Q1, 2004 other adj. & reclasses	—	18	—	18	—	—

Balance at 3/31/04	1,650	$166	$14	$180	$—	$—

The severance charges of $44 million and the exit costs of $7 million taken in the first quarter of 2004 were reported in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the quarter ended March 31, 2004.  Included in the $44 million charge taken for severance was a net curtailment gain of $18 million.  The net curtailment gain is disclosed in Note 8. The severance costs and exit costs require the outlay of cash, while the long-lived asset impairments and inventory write-downs represent non-cash items.  The Company made $76 million of severance payments and $5 million of exit cost payments related to the Third Quarter, 2003 Restructuring Program during the first quarter of 2004.  Severance payments relating to the third quarter restructuring actions will be paid during the period through 2005, since, in many instances, the employees whose positions were eliminated can elect or are required to receive their severance payments over an extended period of time.  Most exit costs are expected to be paid during 2004.  However, certain costs, such as long-term lease payments, will be paid over periods after 2004.

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

The charges of $71 million recorded in the first quarter of 2004 included $43 million applicable to the D&FIS segment, $6 million to the Health Imaging segment and $1 million to the Commercial Imaging segment.  The remaining $21 million included charges applicable to manufacturing, research and development, and administrative functions, as well as curtailment gains and losses, which are shared across segments.

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

The following table summarizes the activity with respect to the severance and exit costs charges recorded in connection with the focused cost reductions that were announced in the first quarter of 2003 and the remaining balances in the related reserves at March 31, 2004:

(dollars in millions)

	Number of Employees	Severance Reserve	Exit Costs Reserve	Total	Long-Lived Asset Impairments and Inventory Write-downs	Accelerated Depreciation

Q1, 2003 charges	425	$31	$—	$31	$—	$—
Q1, 2003 utilization	(150)	(2)	—	(2)	—	—

Balance at 3/31/03	275	29	—	29	—	—
Q2, 2003 charges	500	17	4	21	5	—
Q2, 2003 utilization	(500)	(13)	—	(13)	(5)	—

Balance at 6/30/03	275	33	4	37	—	—
Q3, 2003 charges	925	19	4	23	1	16
Q3, 2003 utilization	(400)	(12)	(1)	(13)	(1)	(16)

Balance at 9/30/03	800	40	7	47	—	—
Q4, 2003 charges	—	—	—	—	—	8
Q4, 2003 utilization	(625)	(17)	(3)	(20)	—	(8)

Balance at 12/31/03	175	23	4	27	—	—
Q1, 2004 charges	—	—	—	—	—	6
Q1, 2004 reversal	—	(1)	—	(1)	—	—
Q1, 2004 utilization	(150)	(11)	(3)	(14)	—	(6)

Balance at 3/31/04	25	$11	$1	$12	$—	$—

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

The net cash used in operating activities of $31 million was partially attributable to increases in inventories of $98 million and a decrease in liabilities excluding borrowings of $271 million.  These uses of cash were partially offset by decreases in receivables of $111 million and net earnings of $21 million, which, when adjusted for the earnings from discontinued operations, equity in losses from unconsolidated affiliates, depreciation, purchased research and development, restructuring costs, asset impairments and other non-cash charges, and benefit from deferred taxes, provided $228 million of operating cash.  The net cash used in investing activities of $426 million was utilized primarily for capital expenditures of $91 million, business acquisitions of $305 million and investments in unconsolidated affiliates of $22 million.  The net cash used in financing activities of $282 million was the result of a net decrease in borrowings of $282 million.

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

During the first quarter of 2004, the Company expended $108 million against the related restructuring reserves, primarily for the payment of severance benefits.  Employees whose positions were eliminated could elect to receive severance payments for up to two years following their date of termination.

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

Item 4.  Controls and Procedures

The following has been amended to reflect the restatement of the Company’s consolidated financial statements as discussed further in the Explanatory Note and in Note 1 of the Notes to Consolidated Financial Statements.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in its Exchange Act reports is accumulated and communicated to the Company’s management including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

In April 2005, the Company restated its consolidated financial statements as of and for the year ended December 31, 2003.  In addition, the Company restated its quarterly consolidated financial statements for each of the quarterly periods in 2003 and for the first three quarters of 2004.  The restatement reflected adjustments to correct errors in the Company’s accounting for income taxes, accounting for pensions and other postretirement benefits as well as other miscellaneous adjustments.  Refer to Note 1: “Basis of Presentation and Restatement” in the “Notes to Consolidated Financial Statements” in this Form 10-Q/A for further discussion of the restatement.

The restatement adjustments relating to the first quarters of 2004 and 2003 are reflected in this amended Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2004.  In addition, the Company has filed amendments to its Quarterly Reports on Form 10-Q for the three and six months ended June 30, 2004 and for the three and nine months ended September 30, 2004 that include restated financial statements and amendments to related disclosures for the periods covered by those reports.  In light of the restatement, the Company believes that a material weakness existed in its internal controls related to (a) internal controls surrounding the accounting for income taxes; and (b) internal controls to validate the accuracy of participant census data and the monitoring of benefit payments for pension and other postretirement benefit plans.

The Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the Company’s disclosure controls and procedures in place as of the end of the period covered by this quarterly report pursuant to Rule 13a-15(b) of the Exchange Act.  Based on this evaluation, the CEO and CFO have concluded that the disclosure controls and procedures did not provide reasonable assurance of effectiveness as of that period because of the material weaknesses identified above.

Management is in the process of remediating these material weaknesses.  This section of Item 4, “Controls and Procedures,” should be read in conjunction with Item 9A, “Controls and Procedures,” included in the Company’s Form 10-K for the year ended December 31, 2004 and Item 4, “Controls and Procedures” included in the Company’s Form 10-Q for the period ended March 31, 2005, for additional information on Management’s Report on Internal Control Over Financial Reporting.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits and financial statement schedules required as part of this report are listed in the index appearing on page 59.

(b)	Reports on Form 8-K

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

EASTMAN KODAK COMPANY
(Registrant)

Date: May 31, 2005	/s/ RICHARD G. BROWN

Richard G. Brown
Controller

Eastman Kodak Company and Subsidiary Companies
Index to Exhibits and Financial Statement Schedules

Exhibit Number

(10) R.	Eastman Kodak Company 2000 Omnibus Long-term Compensation Plan, as amended effective January 1, 2004.

(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, the Annual Report on Form 10-K for the fiscal year ended December 31, 1999, the Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, Exhibit 10.)

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