Form 10-Q/A
period 2004-06-30
EASTMAN KODAK CO
filed 2005-05-31
CIK 31235

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A

AMENDMENT TO APPLICATION OR REPORT

Filed Pursuant to Section 13 or 15 (d) of
The Securities Exchange Act of 1934

EASTMAN KODAK COMPANY
(Exact name of registrant as specified in its charter)

AMENDMENT NO. 1

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Eastman Kodak Company’s Quarterly Report on Form 10-Q is to adjust the Company’s consolidated financial statements and related disclosures for the three and six month periods ended June 30, 2004 and 2003.  This filing should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.  Adjustments to the consolidated financial statements for the three and six month periods ended June 30, 2004 and 2003 reflect the changes made in the Company’s 2004 Annual Report on Form 10-K.

In April 2005, the Company restated its consolidated financial statements as of and for the year ended December 31, 2003.  In addition, the Company restated its quarterly consolidated financial statements for each of the quarterly periods in 2003 and for the first three quarters of 2004.  The restatement reflected adjustments to correct errors in the Company’s accounting for income taxes, accounting for pensions and other postretirement benefits as well as other miscellaneous adjustments.  The restatement resulted in the Company’s adjusting its previously reported net earnings for the three and six month periods ended June 30, 2004 of $154 million ($.54 per share) and $182 million ($.64 per share), respectively, to net earnings of $136 million ($.48 per share) and $157 million ($.55 per share), respectively, and adjusting its previously reported net earnings for the three and six month periods ended June 30, 2003 of $112 million ($.39 per share) and $124 million ($.43 per share), respectively, to net earnings of $118 million ($.41 per share) and $123 million ($.43 per share), respectively.  The nature and impact of these adjustments are described in Note 1: “Basis of Presentation and Restatement” in this Form 10-Q/A.

Generally, no attempt has been made in this Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q except as required to reflect the effects of the restatement. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures. Information not affected by the restatement is unchanged and reflects the disclosure made at the time of the original filing of the Form 10-Q with the Securities and Exchange Commission on August 5, 2004. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q. The following items have been amended as a result of the restatement:

- Part I - Item 1 - Financial Statements
- Part I - Item 2 - Management’s Discussion and Analysis of Financial
  Condition and Results of Operations
- Part I - Item 4 - Controls and Procedures; and
- Part II - Item 6 - Exhibits and Reports on Form 8-K

In addition, the Company’s Form 10-Q/A for the period ended September 30, 2004 dated May 31, 2005, the Form 10-K for the period ended December 31, 2004 dated April 6, 2005, the Form 10-Q for the period ended March 31, 2005 dated May 9, 2005, the Form 8-K dated April 1, 2005, the Form 8-K dated April 22, 2005, the Form 8-K dated May 5, 2005, the Form 8-K dated May 10, 2005, the Form 8-K dated May 11, 2005 and the Form 8-K dated May 24, 2005 are hereby incorporated by reference.

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding at July 31, 2004

Common Stock, $2.50 par value	286,605,218

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Eastman Kodak Company
CONSOLIDATED STATEMENT OF EARNINGS
(in millions, except per share data)

	Three Months Ended June 30		Six Months Ended June 30

	2004	2003	2004	2003

	(Restated)	(Restated)	(Restated)	(Restated)
Net sales	$3,464	$3,258	$6,384	$5,897
Cost of goods sold	2,363	2,164	4,476	4,003

Gross profit	1,101	1,094	1,908	1,894
Selling, general and administrative expenses	615	708	1,164	1,267
Research and development costs	213	177	410	369
Restructuring costs and other	134	41	188	76

Earnings from continuing operations before interest, other income (charges), net and income taxes	139	168	146	182
Interest expense	43	34	87	71
Other income (charges), net	8	(9)	6	(30)

Earnings from continuing operations before income taxes	104	125	65	81
(Benefit) provision for income taxes	(15)	11	(62)	(15)

Earnings from continuing operations	119	114	127	96
Earnings from discontinued operations, net of income taxes	17	4	30	27

NET EARNINGS	$136	$118	$157	$123

Basic and diluted net earnings per share:
Continuing operations	$.42	$.40	$.44	$.34
Discontinued operations	.06	.01	.11	.09

Total	$.48	$.41	$.55	$.43

Number of common shares used in basic earnings per share	286.6	286.5	286.6	286.4
Incremental shares from assumed conversion of options	0.0	0.1	0.1	0.2

Number of common shares used in diluted earnings per share	286.6	286.6	286.7	286.6

Eastman Kodak Company
CONSOLIDATED STATEMENT OF EARNINGS (Continued)
(in millions)

	Three Months Ended June 30		Six Months Ended June 30

	2004	2003	2004	2003

	(Restated)	(Restated)	(Restated)	(Restated)
CONSOLIDATED STATEMENT OF RETAINED EARNINGS
Retained earnings at beginning of period	$7,536	$7,602	$7,515	$7,611
Net earnings	136	118	157	123
Cash dividends declared	(72)	(258)	(72)	(258)
Loss from issuance of treasury stock	(1)	(1)	(1)	(15)

Retained earnings at end of quarter	$7,599	$7,461	$7,599	$7,461

The accompanying notes are an integral part of these consolidated financial statements.

Eastman Kodak Company
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(in millions)

	June 30, 2004	Dec. 31, 2003

	(Restated)	(Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$519	$1,250
Receivables, net	2,605	2,327
Inventories, net	1,260	1,078
Deferred income taxes	654	596
Other current assets	129	129
Assets of discontinued operations	104	72

Total current assets	5,271	5,452

Property, plant and equipment, net	4,795	5,051
Goodwill	1,418	1,349
Other long-term assets	3,188	2,929
Assets of discontinued operations	66	65

TOTAL ASSETS	$14,738	$14,846

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and other current liabilities	$3,642	$3,630
Short-term borrowings	1,043	946
Accrued income taxes	642	643
Liabilities of discontinued operations	37	36

Total current liabilities	5,364	5,255
OTHER LIABILITIES
Long-term debt, net of current portion	1,997	2,302
Pension and other postretirement liabilities	3,377	3,374
Other long-term liabilities	757	662
Liabilities of discontinued operations	4	8

Total liabilities	11,499	11,601
SHAREHOLDERS’ EQUITY
Common stock at par	978	978
Additional paid in capital	850	850
Retained earnings	7,599	7,515
Accumulated other comprehensive loss	(331)	(238)
Unearned restricted stock	(6)	(8)

	9,090	9,097
Less: Treasury stock at cost	5,851	5,852

Total shareholders’ equity	3,239	3,245

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,738	$14,846

The accompanying notes are an integral part of these consolidated financial statements.

Eastman Kodak Company
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Six Months Ended June 30

	2004	2003

	(Restated)	(Restated)
Cash flows relating to operating activities:
Net earnings	$157	$123
Adjustments to reconcile to net cash provided by operating activities:
Earnings from discontinued operations	(29)	(29)
Equity in losses from unconsolidated affiliates	4	30
Depreciation and amortization	469	406
Purchased research and development	10	21
Gain on sales of businesses/assets	(1)	—
Restructuring costs, asset impairments and other non-cash charges	24	37
(Benefit) provision for deferred taxes	(120)	(19)
Increase in receivables	(204)	(164)
Increase in inventories	(76)	(69)
Decrease in liabilities excluding borrowings	(246)	(209)
Other items, net	45	96

Total adjustments	(124)	100

Net cash provided by continuing operations	33	223

Net cash provided by discontinued operations	4	31

Net cash provided by operating activities	37	254

Cash flows relating to investing activities:
Additions to properties	(182)	(232)
Net proceeds from sales of businesses/assets	1	—
Acquisitions, net of cash acquired	(335)	(109)
Investments in unconsolidated affiliates	(31)	(41)
Marketable securities - purchases	(64)	(44)
Marketable securities - sales	58	43

Net cash used in continuing operations	(553)	(383)

Net cash used in discontinued operations	(2)	(4)

Net cash used in investing activities	(555)	(387)

Cash flows relating to financing activities:
Net (decrease) increase in borrowings with original maturity of 90 days or less	(40)	129
Proceeds from other borrowings	89	715
Repayment of other borrowings	(257)	(466)
Exercise of employee stock options	—	12

Net cash (used in) provided by financing activities	(208)	390

Effect of exchange rate changes on cash	(5)	12

Net (decrease) increase in cash and cash equivalents	(731)	269
Cash and cash equivalents, beginning of year	1,250	569

Cash and cash equivalents, end of quarter	$519	$838

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

RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In April 2005, the Company restated its consolidated financial statements as of and for the year ended December 31, 2003.  In addition, the Company restated its quarterly consolidated financial statements for each of the quarterly periods in 2003 and for the first three quarters of 2004.  The restatement reflected adjustments to correct errors in the Company’s accounting for income taxes, accounting for pensions and other postretirement benefits as well as other miscellaneous adjustments.  The restatement resulted in the Company adjusting its previously reported net earnings for the three and six months ended June 30, 2004 of $154 million ($.54 per share) and $182 million ($.64 per share), respectively, to net earnings of $136 million ($.48 per share) and $157 million ($.55 per share), respectively, and adjusting its previously reported net earnings for the three and six months ended June 30, 2003 of $112 million ($.39 per share) and $124 million ($.43 per share), respectively, to net earnings of $118 million ($.41 per share) and $123 million ($.43 per share), respectively.  The nature and impact of these adjustments are described below.

Income Taxes

During the 2004 year-end closing process, errors were discovered relating to the Company’s accounting for income taxes, the majority of which related to the Company’s foreign operations.  The more significant errors affecting the three and six months ended June 30, 2004 that were discovered related to matters surrounding 1) inappropriately recognizing tax benefits associated with net operating loss carry forwards, 2) correcting deferred income tax accounts for book/tax differences in certain foreign subsidiaries, and 3) accruing interest expense on potential tax settlements with the Internal Revenue Service.  The impact of these adjustments on previously reported net earnings for the three and six months ended June 30, 2004 amounted to a reduction of $7 million and $9 million, respectively.  The more significant errors affecting the three and six months ended June 30, 2003 that were discovered related to matters surrounding correcting deferred income tax accounts for book/tax differences in certain foreign subsidiaries.  The impact of these adjustments on previously reported net earnings for the three and six months ended June 30, 2003, excluding the impact of income tax adjustments related to periods prior to 2003, which are discussed below, amounted to an increase of $7 million and $5 million, respectively.

Pensions and Other Postretirement Benefits

During the 2004 year-end testing of the effectiveness of the Company’s internal controls over financial reporting, the Company identified ineffective controls surrounding the reconciliation of participant census data between the Company’s source systems and the information provided to the actuary in performing the actuarial valuation of the liabilities and net periodic benefits cost for the various domestic and international pension and other postretirement benefit plans.  This control weakness resulted in incorrect participant data being utilized in the actuarial calculations.  In addition, the Company had identified an error in the recorded amounts of its postretirement benefits expense.  The Company has quantified the effect of these errors and the impact of these adjustments on previously reported net earnings for the three and six months ended June 30, 2004 amounted to a reduction of $4 million and $6 million, respectively.  The impact of these adjustments on previously reported net earnings for the three and six months ended June 30, 2003, excluding the impact of pension and other postretirement benefit adjustments relating to periods prior to 2003, which are discussed below, amounted to an increase of $1 million and $2 million, respectively.

Other Adjustments

During 2004, the Company determined that its general ledger accounting system was inappropriately translating depreciation expense from its foreign operations, using a historical exchange rate rather than a current exchange rate for purposes of translating periodic depreciation expense.  The impact of this adjustment on previously reported net earnings for the three and six months ended June 30, 2004 amounted to a reduction of $6 million and $13 million, respectively.  Excluding amounts relating to periods prior to 2003, which are discussed below, the impact of this adjustment on previously reported net earnings for the three and six months ended June 30, 2003 amounted to a reduction of $4 million and $5 million, respectively.

During 2003, the Company recorded a charge to write-off an exclusivity payment made to a customer that had previously been recorded as an asset based on the Company’s ability to recover a pro-rata portion of the payment in the event of a customer breach.  The Company determined that this payment should have been written off prior to January 1, 2003.  This adjustment had no impact on previously reported net earnings for the three and six months ended June 30, 2004.  Excluding amounts relating to periods prior to 2003, which are discussed below, the impact of this adjustment on previously reported net earnings for the three and six months ended June 30, 2003 amounted to an increase of $1 million and $2 million, respectively.

In addition, the Company also determined that a number of individually immaterial adjustments were recorded in 2003 and 2004 that more appropriately belonged in different quarterly periods within 2003 or 2004 or in a period prior to January 1, 2003.  The impact of these adjustments on previously reported net income for the three and six months ended June 30, 2004 amounted to a reduction of $1 million and an increase of $3 million, respectively.  Excluding amounts relating to periods prior to 2003, which are discussed below, the impact of these adjustments on previously reported net earnings for the three and six months ended June 30, 2003 amounted to an increase of $1 million and a reduction of $4 million, respectively.

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

The Company has assessed the impact of the above items on each annual period prior to January 1, 2003 and determined that the impact of such errors is immaterial to each prior period.  In addition, the Company has concluded that the net $1 million adjustment is immaterial to net earnings, as adjusted, for the three and six months ended June 30, 2003 and for the full year ended December 31, 2003.  Accordingly, the Company has recorded this net adjustment of $1 million as an addition to Selling, general and administrative expenses for the three months ended March 31, 2003.

The impact on the Consolidated Statement of Earnings is presented below (in millions, except per share data).  The impact of the above adjustments on the Consolidated Statement of Financial Position and Consolidated Statement of Cash Flows is not presented, as it is immaterial.

	For the Three Months Ended June 30, 2004		For the Six Months Ended June 30, 2004

	As Previously Reported	Restated	As Previously Reported	Restated

Consolidated Statement of Earnings:
Net sales	$3,469	$3,464	$6,388	$6,384
Cost of goods sold	2,354	2,363	4,461	4,476

Gross profit	1,115	1,101	1,927	1,908
Selling, general and administrative expenses	613	615	1,165	1,164
Research and development costs	212	213	409	410
Restructuring costs and other	135	134	185	188

Earnings from continuing operations, before interest, other income, net and income taxes	155	139	168	146
Interest expense	43	43	87	87
Other income, net	7	8	6	6

Earnings from continuing operations before income taxes	119	104	87	65
Benefit for income taxes	(24)	(15)	(72)	(62)

Earnings from continuing operations	$143	$119	$159	$127

Earnings from discontinued operations, net of income taxes	$11	$17	$23	$30

NET EARNINGS	$154	$136	$182	$157

Basic and diluted net earnings per share:
Continuing operations	$.50	$.42	$.56	$.44
Discontinued operations	.04	.06	.08	.11

Total	$.54	$.48	$.64	$.55

The following table reflects the impact of the aforementioned adjustments on selected components of the Company’s Consolidated Statement of Earnings for the three months ended June 30, 2004:

	As Previously Reported	Pensions and Other Postretirement Benefits	Other	Tax	As Restated

Earnings (loss) from continuing operations before income taxes	$119	$(7)	$(8)	$—	$104
Provision (benefit) for income taxes	(24)	(3)	(1)	13	(15)

Earnings (loss) from continuing operations	143	(4)	(7)	(13)	119

Earnings from discontinued operations before income taxes	18	—	—	—	18
Provision (benefit) for income taxes	7	—	—	(6)	1

Earnings from discontinued operations	11	—	—	6	17

Net earnings (loss)	$154	$(4)	$(7)	$(7)	$136

The following table reflects the impact of the aforementioned adjustments on selected components of the Company’s Consolidated Statement of Earnings for the six months ended June 30, 2004:

	As Previously Reported	Pensions and Other Postretirement Benefits	Other	Tax	As Restated

Earnings (loss) from continuing operations before income taxes	$87	$(9)	$(13)	$—	$65
Provision (benefit) for income taxes	(72)	(3)	(2)	15	(62)

Earnings (loss) from continuing operations	159	(6)	(11)	(15)	127

Earnings from discontinued operations before income taxes	38	—	—	—	38
Provision (benefit) for income taxes	15	—	(1)	(6)	8

Earnings from discontinued operations	23	—	1	6	30

Net earnings (loss)	$182	$(6)	$(10)	$(9)	$157

	For the Three Months Ended June 30, 2003		For the Six Months Ended June 30, 2003

	As Previously Reported	Restated	As Previously Reported	Restated

Consolidated Statement of Earnings:
Net sales	$3,259	$3,258	$5,899	$5,897
Cost of goods sold	2,163	2,164	4,002	4,003

Gross profit	1,096	1,094	1,897	1,894
Selling, general and administrative expenses	707	708	1,265	1,267
Research and development costs	178	177	371	369
Restructuring costs and other	44	41	76	76

Earnings from continuing operations, before interest, other charges, net and income taxes	167	168	185	182
Interest expense	34	34	71	71
Other charges, net	9	9	30	30

Earnings from continuing operations before income taxes	124	125	84	81
Provision (benefit) for income taxes	18	11	(10)	(15)

Earnings from continuing operations	$106	$114	$94	$96

Earnings from discontinued operations, net of income taxes	$6	$4	$30	$27

NET EARNINGS	$112	$118	$124	$123

Basic and diluted net earnings per share:
Continuing operations	$.37	$.40	$.33	$.34
Discontinued operations	.02	.01	.10	.09

Total	$.39	$.41	$.43	$.43

The following table reflects the impact of the aforementioned adjustments on selected components of the Company’s Consolidated Statement of Earnings for the three months ended June 30, 2003:

	As Previously Reported	Pensions and Other Postretirement Benefits	Other	Tax	As Restated

Earnings (loss) from continuing operations before income taxes	$124	$2	$(1)	$—	$125
Provision (benefit) for income taxes	18	1	(1)	(7)	11

Earnings from continuing operations	106	1	—	7	114

Earnings (loss) from discontinued operations before income taxes	9	—	(2)	—	7
Provision for income taxes	3	—	—	—	3

Earnings (loss) from discontinued operations	6	—	(2)	—	4

Net earnings (loss)	$112	$1	$(2)	$7	$118

The following table reflects the impact of the aforementioned adjustments on selected components of the Company’s Consolidated Statement of Earnings for the six months ended June 30, 2003:

	As Previously Reported	Pensions and Other Postretirement Benefits	Other	Adjustments Relating to Prior Periods	Tax	As Restated

Earnings (loss) from continuing operations before income taxes	$84	$3	$(5)	$(1)	$—	$81
Provision (benefit) for income taxes	(10)	1	(1)	—	(5)	(15)

Earnings (loss) from continuing operations	94	2	(4)	(1)	5	96

Earnings (loss) from discontinued operations before income taxes	23	—	(3)	—	—	20
Benefit for income taxes	(7)	—	—	—	—	(7)

Earnings (loss) from discontinued operations	30	—	(3)	—	—	27

Net earnings (loss)	$124	$2	$(7)	$(1)	$5	$123

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

NOTE 2:  RECEIVABLES, NET
(in millions)

	June 30, 2004	December 31, 2003

		(Restated)
Trade receivables	$2,254	$2,002
Miscellaneous receivables	351	325

Total (net of allowances of $109 and $112)	$2,605	$2,327

Of the total trade receivable amounts of $2,254 million and $2,002 million as of June 30, 2004 and December 31, 2003, respectively, approximately $442 million and $536 million are expected to be settled through customer deductions in lieu of cash payments.  Such deductions represent rebates owed to the customer and are included in accounts payable and other current liabilities in the accompanying Consolidated Statement of Financial Position at each respective balance sheet date.

NOTE 3:  INVENTORIES, NET
(in millions)

	June 30, 2004	December 31, 2003

	(Restated)	(Restated)
Finished goods	$901	$818
Work in process	300	300
Raw materials	398	328

	1,599	1,446
LIFO reserve	(339)	(368)

Total	$1,260	$1,078

The full-year 2004 estimated inventory usage is expected to result in the liquidation of LIFO inventory quantities.  In the aggregate, these inventories are carried at the lower costs prevailing in prior years as compared with the cost of current purchases.  The effect of these expected LIFO liquidations was to reduce cost of goods sold by $30 million and $35 million in the three and six months ended June 30, 2004, respectively.

NOTE 4:  GOODWILL AND OTHER INTANGIBLE ASSETS

Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” under which goodwill is no longer amortized, but is required to be assessed for impairment at least annually.  Goodwill was $1,418 million and $1,349 million at June 30, 2004 and December 31, 2003, respectively.  The changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2004 were as follows:

(in millions)

	D&FIS	Health Imaging	Commercial Imaging	Graphic Communications	Consolidated Total

					(Restated)
Balance at December 31, 2003	$732	$525	$93	$(1)	$1,349
Goodwill related to acquisitions	13	—	—	15	28
Goodwill written off related to disposals/divestitures	(5)	—	—	—	(5)
Finalization of purchase accounting	—	44	—	7	51
Goodwill amortization	—	—	—	1	1
Currency translation adjustments	(1)	(5)	—	—	(6)

Balance at June 30, 2004	$739	$564	$93	$22	$1,418

The aggregate amount of goodwill acquired during the six months ended June 30, 2004 of $28 million was primarily attributable to $15 million for the purchase of Kodak Versamark within the Graphic Communications segment and $13 million primarily related to the purchase of Chinon within the D&FIS segment.  The $5 million of goodwill written off in relation to disposals/divestitures during the six months ended June 30, 2004 for the D&FIS segment was attributable to the divesture of Consumer Imaging Services (CIS) in Austria.

The aggregate amount of goodwill added through the finalization of purchase accounting during the six months ended June 30, 2004 of $51 million was primarily attributable to $36 million for the November 2003 purchase of Algotec Systems, Ltd. and $8 million related to the October 2003 purchase of PracticeWorks, Inc., which are both within the Health Imaging segment, and $7 million for the May 2004 purchase of the NexPress-related entities, which is within the Graphic Communications segment.

The gross carrying amount and accumulated amortization by major intangible asset category for June 30, 2004 and December 31, 2003 were as follows:

(in millions)

As of June 30, 2004

	Gross Carrying Amount	Amortization Accumulated	Net	Weighted-Average Amortization Period

Technology-based	$270	$94	$176	8 years
Customer-related	213	25	188	15 years
Manufacturing exclusivity	132	3	129	12 years
Other	20	6	14	10 years

Total	$635	$128	$507	11 years

As of December 31, 2003

	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Amortization Period

Technology-based	$201	$76	$125	8 years
Customer-related	176	17	159	15 years
Other	14	4	10	12 years

Total	$391	$97	$294	12 years

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

NOTE 5:  INCOME TAXES

A reconciliation between the U.S. federal income tax rate, the Company’s estimated annual effective tax rate and the income tax rate from continuing operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

	(Restated)	(Restated)	(Restated)	(Restated)
U.S. statutory tax rate	35.0%	35.0%	35.0%	35.0%
Increase (decrease) in statutory rate resulting from:
State and other income taxes, net of federal	0.6%	0.4%	0.6%	0.4%
Export sales and manufacturing credits	(1.6)	(2.8)	(1.6)	(2.8)
Operations outside the U.S.	(20.1)	(12.4)	(20.1)	(12.4)
Interest on reserves	6.0	—	6.0	—
Tax settlements	0.4	—	0.4	—
Other, net	(0.3)	0.3	(0.3)	0.3

Estimated annual effective tax rate	20.0%	20.5%	20.0%	20.5%
Impact from discrete period items:
Restructuring	(25.4)%	(6.7)%	(49.0)%	(14.7)%
Purchased in-process R&D	—	—	(2.5)	(4.5)
Tax settlements	(8.7)	—	(63.0)	—
NexPress-related charges	(0.9)	—	(1.5)	—
Asset impairments	—	(1.3)	—	(1.9)
Intellectual property settlement	—	—	—	(2.5)
Intellectual property donation	—	—	—	(9.4)
Patent infringement settlement	—	(2.0)	—	(3.2)
Prior year acquisition settlement	—	(1.5)	—	(2.3)

Income tax rate	(15.0)%	9.0%	(96.0)%	(18.0)%

For the three month period ended June 30, 2004, the Company recorded discrete period tax benefits of $69 million, of which $60 million is in connection with the following items, which when aggregated, are taxed in jurisdictions with tax rates greater than the estimated annual effective tax rate:  restructuring charges of $163 million and fixed asset write-offs and inventory write-downs totaling $5 million in connection with the Company’s historical ownership in the NexPress joint venture in connection with the acquisition of the NexPress-related entities.  Additionally, a discrete period tax benefit of $9 million was recorded as a result of the settlement with the Internal Revenue Service in connection with the Company’s filing relating to the income tax reporting of a patent infringement litigation settlement.

For the six month period ended June 30, 2004, the Company recorded discrete period tax benefits of $126 million, of which $85 million is in connection with the following items, which when aggregated, are taxed in jurisdictions with tax rates greater than the estimated annual effective tax rate:  restructuring charges of $241 million, a $9 million charge for purchased in-process research and development costs and fixed asset write-offs and inventory write-downs totaling $5 million in connection with the Company’s historical ownership in the NexPress joint venture in connection with the acquisition of the NexPress-related entities.

In addition, the Company received confirmation that the Internal Revenue Service had provided a formal concession concerning the taxation of certain intercompany royalties, which could not legally be distributed to the parent.  The $32 million settlement was recorded as a discrete period tax benefit within earnings from continuing operations for the six month period ended June 30, 2004.  Also included is the discrete period tax benefit recorded in the second quarter of $9 million as a result of the settlement with the Internal Revenue Service in connection with the Company’s filing relating to the income tax reporting of a patent infringement litigation settlement.

For the three months ended June 30, 2003, the Company recorded discrete period tax benefits of $31 million in connection with the following items, which when aggregated, are taxed in jurisdictions with tax rates greater than the estimated annual effective tax rate:  restructuring charges of $51 million; a $14 million charge relating to the settlement of a patent infringement claim; a $14 million charge for the settlement of certain issues relating to a prior year acquisition; and a $9 million charge relating to the impairment of the Burrell Companies’ net assets held for sale.

For the six month period ended June 30, 2003, the Company recorded discrete period tax benefits of $66 million, of which $58 million is in connection with the following items, which when aggregated, are taxed in jurisdictions with tax rates greater than the estimated annual effective tax rate:  restructuring charges of $100 million; a $21 million charge for purchased in-process research and development costs; a $12 million charge relating to an intellectual property settlement; a $14 million charge relating to the settlement of a patent infringement claim; a $14 million charge for the settlement of certain issues relating to a prior year acquisition; and a $9 million charge relating to the impairment of the Burrell Companies’ net assets held for sale.  Additionally, a discrete period tax benefit of $8 million was recorded relating to the donation of intellectual property.

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

The Company has retained certain obligations for environmental remediation and Superfund matters related to certain sites associated with the non-imaging health businesses sold in 1994.  At June 30, 2004, estimated future remediation costs of $34 million are accrued for these sites and are included in the $129 million reported in other long-term liabilities.

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

Restructuring Programs Summary

The activity in the accrued restructuring balances and the non-cash charges incurred in relation to all of the restructuring programs described below was as follows for the second quarter of 2004:

(in millions)

	Balance March 31, 2004	Costs Incurred	Reversals	Cash Payments	Non-cash Settlements	Other Adjustments and Reclasses (1)	Balance June 30, 2004

	(Restated)						(Restated)
2004-2006 Program:
Severance reserve	$—	$98	$—	$(12)	$—	$(2)	$84
Exit costs reserve	—	17	—	(11)	—	—	6

Total reserve	$—	$115	$—	$(23)	$—	$(2)	$90

Long-lived asset impairments and inventory write-downs	$—	$28	$—	$—	$(28)	$—	$—
Accelerated depreciation	$—	$23	$—	$—	$(23)	$—	$—

Q3 2003 Program:
Severance reserve	$166	$—	$(2)	$(62)	$—	$—	$102
Exit costs reserve	14	—	(2)	(2)	—	—	10

Total reserve	$180	$—	$(4)	$(64)	$—	$—	$112

Accelerated depreciation	$—	$6	$—	$—	$(6)	$—	$—

Q1 2003 Program:
Severance reserve	$11	$—	$—	$(2)	$—	$—	$9
Exit costs reserve	1	—	—	—	—		1

Total reserve	$12	$—	$—	$(2)	$—	$—	$10

Accelerated depreciation	$—	$1	$—	$—	$(1)	$—	$—

Phogenix Program:
Exit costs reserve	$6	$—	$(3)	$—	$—	$—	$3

Q4 2002 Program:
Severance reserve	$7	$—	$—	$(3)	$—	$—	$4
Exit costs reserve	6	—	(3)	—	—	—	3

Total reserve	$13	$—	$(3)	$(3)	$—	$—	$7

2001 Programs:
Severance reserve	$3	$—	$—	$—	$—	$—	$3
Exit costs reserve	12	—	—	—	—	—	12

Total reserve	$15	$—	$—	$—	$—	$—	$15

Total of all restructuring programs	$226	$173	$(10)	$(92)	$(58)	$(2)	$237

(1)

The Other Adjustments and Reclasses column of the table above includes foreign currency translation adjustments of $(2) million, which are reflected in the Consolidated Statement of Financial Position.

The costs incurred, net of reversals, which total $163 million for the quarter ended June 30, 2004, include $32 million of charges related to accelerated depreciation and inventory write-downs, which were reported in cost of goods sold in the accompanying Consolidated Statement of Earnings for the quarter ended June 30, 2004.  The remaining costs incurred, net of reversals, of $131 million were reported as restructuring costs and other in the accompanying Consolidated Statement of Earnings for the quarter ended June 30, 2004.

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

The Company implemented certain actions under this program during the second quarter of 2004.  As a result of these actions, the Company recorded charges of $143 million in the second quarter, which was composed of severance, long-lived asset impairments, exit costs and inventory write-downs of $98 million, $26 million, $17 million and $2 million, respectively.  The severance costs related to the elimination of approximately 2,700 positions, including approximately 1,350 photofinishing, 925 manufacturing, 275 research and development and 150 administrative positions.  The geographic composition of the positions to be eliminated includes approximately 2,250 in the United States and Canada and 450 throughout the rest of the world.  The reduction of the 2,700 positions and the $115 million charges for severance and exit costs are reflected in the 2004 to 2006 Restructuring Program table below.  The $26 million charge in the second quarter and the $27 million year-to-date charge for long-lived asset impairments were included in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the three and six months ended June 30, 2004, respectively.  The charges taken for inventory write-downs of $2 million were reported in cost of goods sold in the accompanying Consolidated Statement of Earnings for the three and six months ended June 30, 2004.

The following table summarizes the activity with respect to the severance charges and exit costs recorded in connection with the focused cost reductions that were announced in the second quarter of 2004 and the remaining balances in the related reserves at June 30, 2004:

(dollars in millions)

	Number of Employees	Severance Reserve	Exit Costs Reserve	Total	Long-lived Asset Impairments and Inventory Write-downs	Accelerated Depreciation

		(Restated)		(Restated)
Q1, 2004 charges	—	$—	$—	$—	$1	$2
Q1, 2004 utilization	—	—	—	—	(1)	(2)

Balance at 3/31/04	—	—	—	—	—	—
Q2, 2004 charges	2,700	98	17	115	28	23
Q2, 2004 utilization	(800)	(12)	(11)	(23)	(28)	(23)
Q2, 2004 other adj. & reclasses	—	(2)	—	(2)	—	—

Balance at 6/30/04	1,900	$84	$6	$90	$—	$—

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

The charges of $166 million recorded in the second quarter included $97 million applicable to the D&FIS segment and $2 million applicable to the Health Imaging segment.  The balance of $67 million was applicable to manufacturing, R&D, and administrative functions, which are shared across all segments.

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

The following table summarizes the activity with respect to the severance charges and exit costs recorded in connection with the focused cost reductions that were announced in the third quarter of 2003 and the remaining balances in the related reserves at June 30, 2004:

(dollars in millions)

	Number of Employees	Severance Reserve	Exit Costs Reserve	Total	Long-lived Asset Impairments and Inventory Write-downs	Accelerated Depreciation

		(Restated)		(Restated)
Q3, 2003 charges	1,700	$123	$—	$123	$1	$14
Q3, 2003 utilization	(100)	(3)	—	(3)	(1)	(14)

Balance at 9/30/03	1,600	120	—	120	—	—
Q4, 2003 charges	2,150	103	40	143	109	7
Q4, 2003 utilization	(2,025)	(48)	(28)	(76)	(109)	(7)
Q4, 2003 other adj. & reclasses	—	5	—	5	—	—

Balance at 12/31/03	1,725	180	12	192	—	—
Q1, 2004 charges	2,000	44	7	51	6	14
Q1, 2004 utilization	(2,075)	(76)	(5)	(81)	(6)	(14)
Q1, 2004 other adj. & reclasses	—	18	—	18	—	—

Balance at 3/31/04	1,650	166	14	180	—	—
Q2, 2004 charges	—	—	—	—	—	6
Q2, 2004 reversal	—	(2)	(2)	(4)	—	—
Q2, 2004 utilization	(1,375)	(62)	(2)	(64)	—	(6)

Balance at 6/30/04	275	$102	$10	$112	$—	$—

The severance charges of $44 million and the exit costs of $7 million taken in the first quarter of 2004 were reported in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the six months ended June 30, 2004.  Included in the $44 million charge taken for severance was a net curtailment gain of $18 million.  The net curtailment gain is disclosed in Note 9.  The severance costs and exit costs require the outlay of cash, while the long-lived asset impairments and inventory write-downs represent non-cash items.  The Company made $138 million of severance payments and $7 million of exit cost payments related to the Third Quarter, 2003 Restructuring Program during the first two quarters of 2004.  In addition, the Company reversed $2 million of severance reserves and $2 million of exit costs reserves during the second quarter of 2004 as severance payments to terminated employees were less than originally estimated and the Company was able to settle a lease obligation for an amount that was less than originally estimated.  These reversals were included in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the three and six months ended June 30, 2004.  The remaining severance payments relating to the third quarter restructuring actions will be paid during the period through 2005, since, in many instances, the employees whose positions were eliminated can elect or are required to receive their severance payments over an extended period of time.  Most exit costs are expected to be paid during 2004.  However, certain costs, such as long-term lease payments, will be paid over periods after 2004.

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

The charges of $6 million recorded in the second quarter included $2 million applicable to the D&FIS segment and $4 million applicable to manufacturing functions, which are shared across all segments.  The year-to-date charges of $77 million included $45 million applicable to the D&FIS segment, $6 million to the Health Imaging segment and $1 million to the Commercial Imaging segment.  The remaining $25 million included charges applicable to manufacturing, research and development, and administrative functions, as well as curtailment gains and losses, which are shared across segments.

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

The following table summarizes the activity with respect to the severance and exit costs charges recorded in connection with the focused cost reductions that were announced in the first quarter of 2003 and the remaining balances in the related reserves at June 30, 2004:

(dollars in millions)

	Number of Employees	Severance Reserve	Exit Costs Reserve	Total	Long-lived Asset Impairments and Inventory Write-downs	Accelerated Depreciation

Q1, 2003 charges	425	$31	$—	$31	$—	$—
Q1, 2003 utilization	(150)	(2)	—	(2)	—	—

Balance at 3/31/03	275	29	—	29	—	—
Q2, 2003 charges	500	17	4	21	5	—
Q2, 2003 utilization	(500)	(13)	—	(13)	(5)	—

Balance at 6/30/03	275	33	4	37	—	—
Q3, 2003 charges	925	19	4	23	1	16
Q3, 2003 utilization	(400)	(12)	(1)	(13)	(1)	(16)

Balance at 9/30/03	800	40	7	47	—	—
Q4, 2003 charges	—	—	—	—	—	8
Q4, 2003 utilization	(625)	(17)	(3)	(20)	—	(8)

Balance at 12/31/03	175	23	4	27	—	—
Q1, 2004 charges	—	—	—	—	—	6
Q1, 2004 reversal	—	(1)	—	(1)	—	—
Q1, 2004 utilization	(150)	(11)	(3)	(14)	—	(6)

Balance at 3/31/04	25	11	1	12	—	—
Q2, 2004 charges	—	—	—	—	—	1
Q2, 2004 utilization	—	(2)	—	(2)	—	(1)

Balance at 6/30/04	25	$9	$1	$10	$—	$—

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

NOTE 9:  RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

The components of net pension expense (income) for all major funded and unfunded U.S. and Non-U.S. defined benefit plans for the three and six months ended June 30 are as follows:

(in millions)

	Three Months Ended June 30,				Six Months Ended June 30,

	2004		2003		2004		2003

	U.S.	Non- U.S.	U.S.	Non- U.S.	U.S.	Non- U.S.	U.S.	Non- U.S.

	(Restated)				(Restated)		(Restated)
Service cost	$30	$8	$29	$9	$62	$18	$60	$19
Interest cost	98	38	103	37	197	77	203	72
Expected return on plan assets	(136)	(41)	(145)	(44)	(274)	(83)	(291)	(86)
Amortization of:
Transition obligation (asset)	—	—	—	(1)	—	(1)	1	(1)
Prior service cost	—	(5)	1	(8)	1	(10)	1	(15)
Actuarial loss	7	12	1	8	13	24	2	15

	(1)	12	(11)	1	(1)	25	(24)	4
Special termination benefits	—	—	—	8	—	1	—	14
Curtailment charge (credit)	1	1	—	—	8	(6)	—	—

Net pension (income) expense	—	13	(11)	9	7	20	(24)	18
Other plans including unfunded plans	—	5	—	4	—	10	—	9

Total net pension (income) expense	$—	$18	$(11)	$13	$7	$30	$(24)	$27

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

(in millions)

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

The Company paid benefits totaling approximately $119 million relating to its U.S., United Kingdom and Canada postretirement benefit plans in the first six months of 2004.  The Company expects to pay benefits of $131 million for its U.S., United Kingdom and Canada postretirement plans for the balance of 2004.

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

The Company has determined the pro forma net earnings and net earnings per share information as if the fair value method of SFAS No. 123, “Accounting for Stock-Based Compensation,” had been applied to its stock-based employee compensation.  The pro forma information is as follows:

(in millions, except per share data)

	Three Months Ended June 30		Six Months Ended June 30

	2004	2003	2004	2003

	(Restated)	(Restated)	(Restated)	(Restated)
Net earnings, as reported	$136	$118	$157	$123
Deduct: Total compensation expense relating to stock options determined under fair value method of all awards, net of related tax effects	(5)	(4)	(7)	(9)

Pro forma net earnings	$131	$114	$150	$114

Earnings per share:
Basic and diluted - as reported	$.48	$.41	$.55	$.43
Basic and diluted - pro forma	$.46	$.40	$.52	$.40

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

NOTE 12:  COMPREHENSIVE INCOME
(in millions)

	Three Months Ended June 30		Six Months Ended June 30

	2004	2003	2004	2003

	(Restated)	(Restated)	(Restated)	(Restated)
Net income	$136	$118	$157	$123
Unrealized (losses) gains on available-for-sale securities	(5)	3	(6)	5
Realized and unrealized gains (losses) from hedging activity	8	(8)	12	(10)
Currency translation adjustments	(32)	148	(58)	185
Minimum pension liability adjustment	4	—	(41)	—

Total comprehensive income	$111	$261	$64	$303

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

(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

	(Restated)	(Restated)	(Restated)	(Restated)
Net sales	$3,520	$3,416	$6,523	$6,212
Earnings from continuing operations	$98	$102	$91	$48
Basic and diluted earnings per share from continuing operations	$.34	$.36	$.32	$.17
Number of common shares used in:
Basic earnings per share	286.6	286.5	286.6	286.4
Diluted earnings per share	286.6	286.6	286.7	286.6

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

Earnings from discontinued operations for the three months ended June 30, 2004 and 2003 of approximately $17 million and $4 million, respectively, were net of provisions for income taxes of $1 million and $3 million, respectively.  Earnings from discontinued operations for the six months ended June 30, 2004 and 2003 of approximately $30 million and $27 million, respectively, were net of a provision for income tax of $8 million and an income tax benefit of $7 million, respectively.

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

Segment financial information is shown below.

(in millions)

	Three Months Ended June 30		Six Months Ended June 30

	2004	2003	2004	2003

	(Restated)	(Restated)	(Restated)	(Restated)
Net sales from continuing operations:
D&FIS	$2,391	$2,340	$4,323	$4,137
Health Imaging	672	607	1,303	1,156
Commercial Imaging	193	199	389	385
Graphic Communications	177	89	310	177
All Other	31	23	59	42

Consolidated total	$3,464	$3,258	$6,384	$5,897

Earnings (loss) from continuing operations before interest, other income (charges), net and income taxes:
D&FIS	$218	$115	$231	$68
Health Imaging	124	131	219	240
Commercial Imaging	31	31	62	51
Graphic Communications	(33)	(1)	(58)	8
All Other	(33)	(20)	(62)	(36)

Total of segments	307	256	392	331
Restructuring costs and other	(168)	(51)	(246)	(100)
Impairment of Burrell Companies’ net assets	—	(9)	—	(9)
GE settlement	—	—	—	(12)
Patent infringement claim settlement	—	(14)	—	(14)
Prior year acquisition settlement	—	(14)	—	(14)

Consolidated total	$139	$168	$146	$182

Earnings (loss) from continuing operations:
D&FIS	$178	$88	$190	$52
Health Imaging	101	107	176	189
Commercial Imaging	24	23	48	37
Graphic Communications	(24)	(5)	(44)	(9)
All Other	(29)	(16)	(53)	(30)

Total of segments	250	197	317	239
Restructuring costs and other	(168)	(51)	(246)	(100)
Impairment of Burrell Companies’ net assets	—	(9)	—	(9)
GE settlement	—	—	—	(12)
Patent infringement claim settlement	—	(14)	—	(14)
Prior year acquisition settlement	—	(14)	—	(14)
Interest expense	(43)	(34)	(87)	(71)
Other corporate items	2	3	4	6
Tax benefit - donation of patents	—	—	—	8
Income tax effects on above items and taxes not allocated to segments	78	36	139	63

Consolidated total	$119	$114	$127	$96

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

In April 2005, the Company restated its consolidated financial statements as of and for the year ended December 31, 2003.  In addition, the Company restated its quarterly consolidated financial statements for each of the quarterly periods in 2003 and for the first three quarters of 2004.  The restatement reflected adjustments to correct errors in the Company’s accounting for income taxes, accounting for pensions and other postretirement benefits as well as other miscellaneous adjustments.  The restatement resulted in the Company adjusting its previously reported net earnings for the three and six month periods ended June 30, 2004 of $154 million ($.54 per share) and $182 million ($.64 per share), respectively, to net earnings of $136 million ($.48 per share) and $157 million ($.55 per share), respectively, and adjusting its previously reported net earnings for the three and six month periods ended June 30, 2003 of $112 million ($.39 per share) and $124 million ($.43 per share), respectively, to net earnings of $118 million ($.41 per share) and $123 million ($.43 per share), respectively.  The nature and impact of these adjustments are described in Note 1: “Basis of Presentation and Restatement.”

SUMMARY
(in millions, except per share data)

	Three Months Ended June 30			Six Months Ended June 30

	2004	2003	Change	2004	2003	Change

	(Restated)	(Restated)		(Restated)	(Restated)
Net sales	$3,464	$3,258	+ 6%	$6,384	$5,897	+ 8%
Earnings from continuing operations before interest, other income(charges), net and income taxes	139	168	- 17	146	182	- 20
Earnings from continuing operations	119	114	+ 4	127	96	+ 32
Earnings from discontinued operations	17	4	+ 325	30	27	+ 11
Net earnings	136	118	+ 15	157	123	+ 28
Basic and diluted net earnings per share:
Continuing operations	.42	.40	+ 5.44		.34	+ 29
Discontinued operations	.06	.01	+ 500.11		.09	+ 22
Total	.48	.41	+ 17.55		.43	+ 28

Net Sales from Continuing Operations by Reportable Segment and All Other
(in millions)

	Three Months Ended June 30			Six Months Ended June 30

	2004	2003	Change	2004	2003	Change

	(Restated)	(Restated)		(Restated)	(Restated)
D&FIS
Inside the U.S.	$967	$971	0%	$1,687	$1,657	+ 2%
Outside the U.S.	1,424	1,369	+ 4	2,636	2,480	+ 6

Total D&FIS	2,391	2,340	+ 2	4,323	4,137	+ 4

Health Imaging
Inside the U.S.	277	266	+ 4	535	504	+ 6
Outside the U.S.	395	341	+ 16	768	652	+ 18

Total Health Imaging	672	607	+ 11	1,303	1,156	+ 13

Commercial Imaging
Inside the U.S.	79	92	- 14	158	169	- 7
Outside the U.S.	114	107	+ 7	231	216	+ 7

Total Commercial Imaging	193	199	- 3	389	385	+ 1

Graphic Communications
Inside the U.S.	83	37	+ 124	138	74	+ 86
Outside the U.S.	94	52	+ 81	172	103	+ 67

Total Graphic Communications	177	89	+ 99	310	177	+ 75

All Other
Inside the U.S.	18	10	+ 80	32	21	+ 52
Outside the U.S.	13	13	0	27	21	+ 29

Total All Other	31	23	+ 35	59	42	+ 40

Consolidated total	$3,464	$3,258	+ 6%	$6,384	$5,897	+ 8%

Earnings (Loss) from Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes by Reportable Segment and All Other
(in millions)

	Three Months Ended June 30			Six Months Ended June 30

	2004	2003	Change	2004	2003	Change

	(Restated)	(Restated)		(Restated)	(Restated)
D&FIS	$218	$115	+ 90%	$231	$68	+ 240%
Percent of Sales	9%	5%		5%	2%
Health Imaging	$124	$131	- 5%	$219	$240	- 9%
Percent of Sales	18%	22%		17%	21%
Commercial Imaging	$31	$31	0%	$62	$51	+ 22%
Percent of Sales	16%	16%		16%	13%
Graphic Communications	$(33)	$(1)	- 3200%	$(58)	$8	- 825%
Percent of Sales	(19)%	(1)%		(19)%	5%
All Other	$(33)	$(20)	- 65%	$(62)	$(36)	- 72%
Percent of Sales	(106)%	(87)%		(105)%	(86)%

Total of segments	$307	$256	+ 20%	$392	$331	+ 18%
Percent of Sales	9%	8%		6%	6%
Restructuring costs and other	(168)	(51)		(246)	(100)
Impairment of Burrell Companies’ net assets	—	(9)		—	(9)
GE settlement	—	—		—	(12)
Patent infringement claim settlement	—	(14)		—	(14)
Prior year acquisition settlement	—	(14)		—	(14)

Consolidated total	$139	$168	- 17%	$146	$182	- 20%

Earnings (Loss) From Continuing Operations by Reportable Segment and All Other
(in millions)

	Three Months Ended June 30			Six Months Ended June 30

	2004	2003	Change	2004	2003	Change

	(Restated)	(Restated)		(Restated)	(Restated)
D&FIS	$178	$88	+102%	$190	$52	+265%
Percent of Sales	7%	4%		4%	1%
Health Imaging	$101	$107	- 6%	$176	$189	- 7%
Percent of Sales	15%	18%		14%	16%
Commercial Imaging	$24	$23	+ 4%	$48	$37	+ 30%
Percent of Sales	12%	12%		12%	10%
Graphic Communications	$(24)	$(5)	-380%	$(44)	$(9)	-389%
Percent of Sales	(14)%	(6)%		(14)%	(5)%
All Other	$(29)	$(16)	- 81%	$(53)	$(30)	- 77%
Percent of Sales	(94)%	(70)%		(90)%	(71)%

Total of segments	$250	$197	+ 27%	$317	$239	+ 33%
Percent of Sales	7%	6%		5%	4%
Restructuring costs and other	(168)	(51)		(246)	(100)
Impairment of Burrell Companies’ net assets	—	(9)		—	(9)
GE settlement	—	—		—	(12)
Patent infringement claim settlement	—	(14)		—	(14)
Prior year acquisition settlement	—	(14)		—	(14)
Interest expense	(43)	(34)		(87)	(71)
Other corporate items	2	3		4	6
Tax benefit - donation of patents	—	—		—	8
Income tax effects on above items and taxes not allocated to above	78	36		139	63

Consolidated total	$119	$114	+ 4%	$127	$96	+ 32%

COSTS AND EXPENSES
(in millions)

	Three Months Ended June 30			Six Months Ended June 30

	2004	2003	Change	2004	2003	Change

	(Restated)	(Restated)		(Restated)	(Restated)
Gross profit	$1,101	$1,094	+ 1%	$1,908	$1,894	+ 1%
Percent of Sales	31.8%	33.6%		29.9%	32.1%
Selling, general and administrative expenses	$615	$708	-13%	$1,164	$1,267	- 8%
Percent of Sales	17.8%	21.7%		18.2%	21.5%
Research and development costs	$213	$177	+20%	$410	$369	+11%
Percent of Sales	6.1%	5.4%		6.4%	6.3%

2004 COMPARED WITH 2003
(Restated)

Second Quarter

RESULTS OF OPERATIONS – CONTINUING OPERATIONS

CONSOLIDATED

Worldwide Revenues

Net worldwide sales were $3,464 million for the second quarter of 2004 as compared with $3,258 million for the second quarter of 2003, representing an increase of $206 million or 6%, or an increase of 4% excluding the favorable impact of exchange.  The increase in net sales was primarily due to acquisitions, increased volumes and favorable exchange, which increased second quarter sales by approximately 4.5, 3.7 and 2.6 percentage points, respectively.  The increase in volume was primarily driven by the consumer digital capture SPG (strategic product group), the picture maker kiosks/media portion of the consumer output SPG, and the entertainment films SPG.  In addition, the acquisitions of PracticeWorks, Scitex Digital Printing (now Kodak Versamark), NexPress and Laser Pacific contributed approximately $143 million to second quarter sales.  These increases were partially offset by decreases attributable to price/mix, primarily driven by consumer the consumer digital capture SPG and the film capture SPG, which reduced second quarter sales by approximately 4.4 percentage points.

Net sales in the U.S. were $1,424 million for the second quarter of 2004 as compared with $1,376 million for the prior year quarter, representing an increase of $48 million, or 3%.  Net sales outside the U.S. were $2,040 million for the current quarter as compared with $1,882 million for the second quarter of 2003, representing an increase of $158 million, or 8% as reported, or an increase of 4% excluding the favorable impact of exchange.

Digital Strategic Product Groups’ Revenues

The Company’s digital product sales, excluding new technologies, were $1,281 million for the current quarter as compared with $887 million for the second quarter of 2003, representing an increase of $394 million, or 44%, primarily driven by the consumer digital capture SPG, the kiosks/media portion of the consumer output SPG and digital acquisitions.

Traditional Strategic Product Groups’ Revenues

Net sales of the Company’s traditional products were $2,175 million for the current quarter as compared with $2,366 million for the second quarter of 2003, representing a decrease of $191 million, or 8%, primarily driven by declines in the film capture SPG and the wholesale photofinishing portion of the consumer output SPG.

Foreign Revenues

The Company’s operations outside the U.S. are reported in three regions: (1) the Europe, Africa and Middle East region (EAMER), (2) the Asia Pacific region and (3) the Canada and Latin America region.  Net sales in the EAMER region were $1,093 million for the second quarter of 2004 as compared with $1,043 million for the prior year quarter, representing an increase of $50 million, or 5% as reported, or unchanged excluding the favorable impact of exchange.  Net sales in the Asia Pacific region were $636 million for the current quarter as compared with $538 million for the prior year quarter, representing an increase of $98 million, or 18% as reported, or an increase of 12% excluding the favorable impact of exchange.  Net sales in the Canada and Latin America region were $311 million in the current quarter as compared with $301 million for the second quarter of 2003, representing an increase of $10 million, or 3% as reported, or an increase of 3% excluding the favorable impact of exchange.

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

Gross Profit

Gross profit was $1,101 million for the second quarter of 2004 as compared with $1,094 million for the second quarter of 2003, representing an increase of $7 million, or 1%.  The gross profit margin was 31.8% in the current quarter as compared with 33.6% in the prior year quarter.  The 1.8 percentage point decrease was primarily attributable to declines due to price/mix, driven primarily by the consumer digital capture SPG and the film capture SPG, which reduced gross profit margins by approximately 5.0 percentage points.  These decreases were partially offset by: (1) manufacturing cost, which favorably impacted gross profit margins by approximately 2.7 percentage points, (2) acquisitions, which favorably impacted gross profit margins by approximately 0.4 percentage points, and (3) exchange, which favorably impacted gross profit margins by approximately 0.2 percentage points.  The impact of manufacturing cost to gross profit includes charges relating to accelerated depreciation and inventory write-downs of $34 million in the current quarter and $10 million in the prior year’s quarter relating to focused cost reduction actions.  During the second quarter of 2004, the Company’s gross profit was favorably impacted by a LIFO liquidation of approximately $30 million versus $10 million in the second quarter of 2003.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) were $615 million for the second quarter of 2004 as compared with $708 million for the prior year quarter, representing a decrease of $93 million, or 13%.  SG&A decreased as a percentage of sales from 22% for the second quarter of 2003 to 18% for the current quarter.  The decrease in SG&A is primarily attributable to cost savings in the current year quarter realized from (1) position eliminations associated with ongoing cost reduction programs, and (2) a decrease in advertising spend of $39 million.  In addition, the prior year quarter included charges of $14 million relating to a patent infringement claim, $14 million associated with the settlement of outstanding issues relating to a prior year acquisition, and $9 million associated with the write-down of the Burrell Companies’ net assets held for sale.  These decreases more than offset acquisition related SG&A of $54 million and unfavorable exchange of $13 million.

Research and Development Costs

Research and development costs (R&D) were $213 million for the second quarter of 2004 as compared with $177 million for the second quarter of 2003, representing an increase of $36 million, or 20%.  R&D as a percentage of sales increased from 5% in the second quarter of 2003 to 6% in the current quarter.  The increase in R&D is primarily attributable to acquisition related R&D and increased investments for digital growth initiatives.

Earnings From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

Earnings from continuing operations before interest, other income (charges), net and income taxes for the second quarter of 2004 were $139 million as compared with $168 million for the second quarter of 2003, representing a decrease of $29 million, or 17%.  This decrease is attributable to the reasons described above.

Interest Expense

Interest expense for the second quarter of 2004 was $43 million as compared with $34 million for the prior year quarter, representing an increase of $9 million, or 26%.  Higher interest expense is a result of higher year over year interest rates and average debt balances.

Other Income (Charges), Net

The other income (charges), net component includes principally investment income, income and losses from equity investments, foreign exchange, and gains and losses on the sales of assets and investments.  Other income for the current quarter was $8 million as compared with other charges of $9 million for the second quarter of 2003.  The improvement is primarily attributable to the movement of the NexPress results from other income (charges) to the Graphic Communications segment as a result of the Company’s purchases of Heidelberg’s 50% interest in the NexPress joint venture, which closed on May 1, 2004.

Income Tax Provision (Benefit)

The Company’s estimated annual effective tax rate from continuing operations decreased from 20.5% for the prior year second quarter to 20.0% for the second quarter of 2004.  This decrease is primarily attributable to expected increased earnings from operations in certain lower-taxed jurisdictions outside the U.S. relative to total consolidated earnings and the expected full-year earnings impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which is not taxable.

During the second quarter of 2004, the Company recorded a tax benefit of $15 million on $104 million of pre-tax income.  The tax benefit of $15 million for the quarter differs from the tax provision of $21 million that results from applying the estimated annual effective tax rate from continuing operations due to discrete period tax benefits of $69 million.  These discrete period tax benefits resulted from the following: recording of tax benefits of $58 million associated with the net focused cost reduction charges of $162 million, tax benefits of $9 million resulting from an IRS settlement in connection with the Company’s filing position relating to the income tax reporting of a patent infringement litigation settlement, and tax benefits of $2 million associated with inventory write-downs and fixed asset write-offs of $5 million relating to the Company’s historical ownership in the NexPress joint venture in connection with the acquisition of the NexPress-related entities from Heidelberger Druckmaschinen.  These focused cost reduction and NexPress-related charges were incurred in jurisdictions that have tax rates that are greater than the estimated annual effective tax rate.

Earnings From Continuing Operations

The earnings from continuing operations for the second quarter of 2004 were $119 million, or $.42 per basic and diluted share, as compared with earnings from continuing operations for the second quarter of 2003 of $114 million, or $.40 per basic and diluted share, representing an increase of $5 million, or 4% year over year.  This increase in earnings from continuing operations is attributable to the reasons described above.

DIGITAL & FILM IMAGING SYSTEMS

Worldwide Revenues

Net worldwide sales for the Digital & Film Imaging Systems (D&FIS) segment were $2,391 million for the second quarter of 2004 as compared with $2,340 million for the second quarter of 2003, representing an increase of $51 million, or 2% as reported, or unchanged excluding the favorable impact of exchange.  The increase in net sales was comprised of increases of approximately 4.6 percentage points related to volume driven primarily by the consumer digital capture SPG, the picture maker kiosks portion of the consumer output SPG and the entertainment films SPG, partially offset by volume declines for wholesale photofinishing services and traditional film products, and favorable exchange, which increased net sales by approximately 2.6 percentage points.  These increases were partially offset by declines related to negative price/mix, driven primarily by the consumer digital capture SPG and the traditional film capture SPG, which reduced net sales by approximately 5.3 percentage points.

D&FIS segment net sales in the U.S. were $967 million for the current quarter as compared with $971 million for the second quarter of 2003, representing a decrease of $4 million.  D&FIS segment net sales outside the U.S. were $1,424 million for the second quarter of 2004 as compared with $1,369 million for the prior year quarter, representing an increase of $55 million, or 4% as reported, or no change excluding the favorable impact of exchange.

Digital Strategic Product Groups’ Revenues

D&FIS segment digital product sales were $582 million for the current quarter as compared with $360 million for the second quarter of 2003, representing an increase of $222 million, or 62%, primarily driven by the consumer digital capture SPG and the picture maker kiosks/media portion of the consumer output SPG.  Net worldwide sales of consumer digital capture products, which include consumer digital cameras, accessories, memory products, and royalties, increased 91% in the second quarter of 2004 as compared with the prior year quarter, primarily reflecting strong volume increases and favorable exchange, partially offset by negative price/mix.  Sales continue to be driven by strong consumer acceptance of the EasyShare digital camera system and the success of new digital camera product introductions during the quarter.

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

Traditional Strategic Product Groups’ Revenues

D&FIS segment traditional product sales were $1,809 million for the current quarter as compared with the $1,980 million for the second quarter of 2003, representing a decrease of $171 million or 9%, primarily driven by declines in film capture and consumer output.  Net worldwide sales of the film capture SPG, including consumer roll film (35mm and APS film), one-time-use cameras (OTUC), professional films, reloadable traditional film cameras and batteries/videotape, decreased 15% in the second quarter of 2004 as compared with the second quarter of 2003, primarily reflecting volume declines and negative price/mix, partially offset by favorable exchange.

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

Gross Profit

Gross profit for the D&FIS segment was $733 million for the second quarter of 2004 as compared with $754 million for the prior year quarter, representing a decrease of $21 million or 3%.  The gross profit margin was 30.7% in the current quarter as compared with 32.2% in the prior year quarter.  The 1.5 percentage point decline was comprised of decreases attributable to price/mix, primarily driven by the consumer digital capture SPG and the film capture SPG, which reduced gross profit margins by approximately 6.1 percentage points, and decreases related to acquisitions, which reduced gross profit margins by approximately 1.1 percentage points.  This decrease was partially offset by the positive results from initiatives to reduce manufacturing costs, which improved gross profit margins by approximately 5.4 percentage points.  Both foreign exchange and volume had no significant impact.

Selling, General and Administrative Expenses

SG&A expenses for the D&FIS segment decreased $110 million, or 26%, from $527 million in the second quarter of 2003 to $417 million in the current quarter, and decreased as a percentage of sales from 23% for the second quarter of 2003 to 17% for the current quarter.  Ongoing cost reduction actions and a decrease in advertising spend of $43 million more than offset a negative $10 million impact from exchange and acquisition related SG&A of $2 million.

Research and Development Costs

R&D costs for the D&FIS segment decreased $14 million, or 13%, from $112 million in the second quarter of 2003 to $98 million in the current quarter and decreased as a percentage of sales from 5% in the prior year quarter to 4% in the current year quarter.  The decrease in R&D year over year was primarily attributable to cost reduction actions related to traditional products and services, partially offset by an increase in spending for digital products.

Earnings From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

Earnings from continuing operations before interest, other income (charges), net and income taxes for the D&FIS segment increased $103 million, or 90%, from earnings of $115 million in the second quarter of 2003 to earnings of $218 million in the second quarter of 2004, primarily as a result of the factors described above.

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

Worldwide Revenues

Net worldwide sales for the Health Imaging segment were $672 million for the second quarter of 2004 as compared with $607 million for the prior year quarter, representing an increase of $65 million, or 11% as reported, or an increase of 8% excluding the favorable impact of exchange.  The increase in sales was comprised of: (1) an increase in volume of approximately 3.3 percentage points, driven primarily by volume increases in the digital capture SPG, the digital equipment portion of the digital output SPG and the equipment services SPG, (2) the PracticeWorks acquisition, which contributed $49 million or approximately 8.2 percentage points to second quarter sales, and (3) an increase from favorable exchange of approximately 2.7 percentage points.  These increases were partially offset by decreases attributable to price/mix of approximately 3.5 percentage points, primarily driven by the traditional medical film portion of the film capture and output SPG, the digital capture SPG, and the digital media portion of the digital output SPG.

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

Digital Strategic Product Groups’ Revenues

Health Imaging segment digital sales, which include laser printers (DryView imagers and wet laser printers), digital media (DryView and wet laser media), digital capture equipment (computed radiography capture equipment and digital radiography equipment), services, dental practice management software and Picture Archiving and Communications Systems (PACS), were $430 million for the current quarter as compared with $350 million for the second quarter of 2003, representing an increase of $80 million, or 23%.  The increase in digital product sales was primarily attributable to the PracticeWorks acquisition and higher volumes of digital capture equipment and services.

Traditional Strategic Product Groups’ Revenues

Health Imaging segment traditional product sales, including analog film, equipment, chemistry and services, were $242 million for the current quarter as compared with $257 million for the second quarter of 2003, representing a decrease of $15 million or 6%.  The primary driver was a decrease in sales of analog medical film.

Gross Profit

Gross profit for the Health Imaging segment was $293 million for the second quarter of 2004 as compared with $263 million in the prior year quarter, representing an increase of $30 million, or 11%.  The gross profit margin was 43.6% in the current quarter as compared with 43.3% in the second quarter of 2003.  The increase in the gross profit margin of 0.3 percentage points was principally attributable to:  (1) increases due to the PracticeWorks acquisition, which increased gross profit margins by approximately 1.4 percentage points, (2) manufacturing cost improvements, which increased gross profit margins by approximately 0.5 percentage points, and (3) favorable exchange, which contributed approximately 0.4 percentage points to the gross profit margins.  These increases were partially offset by price/mix, which negatively impacted gross profit margins by 2.1 percentage points driven by the traditional medical film portion of the film capture and output SPG and the digital media portion of the digital output SPG.

Selling, General and Administrative Expenses

SG&A expenses for the Health Imaging segment increased $26 million, or 28%, from $93 million in the second quarter of 2003 to $119 million for the current quarter, and increased as a percentage of sales from 15% to 18%.  The increase in SG&A expenses is primarily attributable to $23 million associated with the PracticeWorks acquisition, and unfavorable effects of foreign exchange of $2 million.

Research and Development Costs

Second quarter R&D costs increased $11 million, or 28%, from $39 million in the second quarter of 2003 to $50 million in the current quarter, and increased as a percentage of sales from 6% to 7%.  The increase in R&D expenses is primarily attributable to increased spending to drive growth in selected areas of the product portfolio and $2 million associated with the PracticeWorks acquisition.

Earnings From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

Earnings from continuing operations before interest, other income (charges), net and income taxes for the Health Imaging segment decreased $7 million, or 5%, from $131 million for the prior year quarter to $124 million for the second quarter of 2004.  The decrease in earnings is due primarily to the reasons described above.

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

Worldwide Revenues

Net worldwide sales for the Commercial Imaging segment were $193 million for the second quarter of 2004 as compared with $199 million for the prior year quarter, representing a decrease of $6 million, or 3% as reported, or a decrease of 7% excluding the favorable impact of exchange.  The decrease in net sales was primarily comprised of a decrease of approximately 7.9 percentage points due to declines in volume primarily driven by declines in the micrographics equipment and media SPG, as well as the aerial and industrial materials SPG.   These decreases were partially offset by favorable exchange, which increased sales by approximately 3.6 percentage points, and positive price/mix, which increased sales by approximately 1.2 percentage points.

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

Digital and Traditional Strategic Product Groups’ Revenues

Commercial Imaging segment digital product sales were $150 million for the current quarter as compared with $155 million for the second quarter of 2003, representing a decrease of $5 million, or 3%, primarily driven by the imaging services SPG.  Segment traditional product sales were $43 million for the current quarter as compared with $44 million for the second quarter of 2003, representing a decrease of $1 million, or 2%.  The primary driver was a decline in sales of micrographics products and aerial and industrial materials.

Gross Profit

Gross profit for the Commercial Imaging segment was $66 million for the second quarter of 2004 as compared with $72 million in the prior year quarter, representing a decrease of $6 million, or 8%.  The gross profit margin was 34.2% in the current quarter as compared with 36.2% in the prior year quarter.  The decrease in the gross profit margin of approximately 2.0 percentage points was primarily attributable to decreases in price/mix, which reduced gross profit margins by approximately 4.1 percentage points and volume declines of approximately 0.3 percentage points.  Negative price/mix was partially offset by a decrease in manufacturing cost, which improved gross profit margins by approximately 3.4 percentage points.

Selling, General and Administrative Expenses

SG&A expenses for the Commercial Imaging segment decreased $3 million, or 9%, from $35 million in the second quarter of 2003 to $32 million for the current quarter, and decreased as a percentage of sales from 18% to 17%.

Research and Development Costs

Second quarter R&D costs for the Commercial Imaging segment decreased $3 million, or 50%, from $6 million for the second quarter of 2003 to $3 million for the current quarter, and decreased as a percentage of sales from 3% to 2% in the current quarter, primarily due to a decrease in investments in film development.

Earnings From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

Earnings from continuing operations before interest, other income (charges), net and income taxes for the Commercial Imaging segment remained constant at $31 million as a result of the reasons described above.

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

Net sales in the U.S. were $83 million for the current quarter as compared with $37 million for the prior year quarter, representing an increase of $46 million, or 124%.  Net sales outside the U.S. were $94 million in the second quarter of 2004 as compared with $52 million for the prior year quarter, representing an increase of $42 million, or 81% as reported, or an increase of 78% excluding the favorable impact of exchange.

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

Gross Profit

Gross profit for the Graphic Communications segment was $33 million for the second quarter of 2004 as compared with $13 million in the prior year quarter, representing an increase of $20 million, or 154%.  The gross profit margin was 18.6% in the current quarter as compared with 14.6% in the prior year quarter.  The increase in the gross profit margin of 4.0 percentage points was primarily attributable to: (1) the acquisitions of Kodak Versamark and the NexPress-related entities, which contributed approximately 14.0 percentage points to gross profit margins for the current quarter, and (2) favorable exchange which increased gross profit margins by approximately 0.3 percentage points.   These increases were partially offset by: (1) an increase in manufacturing cost, which negatively impacted gross profit margins by approximately 9.2 percentage points, and (2) negative price/mix of 1.4 percentage points.

Selling, General and Administrative Expenses

SG&A expenses for the Graphic Communications segment were $39 million for the second quarter of 2004 as compared with $7 million in the prior year quarter, representing an increase of $32 million, and increased as a percentage of sales from 8% to 22%.  The increase in SG&A expenses is primarily attributable to the acquisitions of Kodak Versamark and the NexPress-related entities, which accounted for $29 million of SG&A expenses in the current quarter.

Research and Development Costs

Second quarter R&D costs for the Graphic Communications segment increased $20 million, from $7 million for the second quarter of 2003 to $27 million for the current quarter, and increased as a percentage of sales from 8% for the second quarter of 2003 to 15% for the current quarter.  The increase was primarily attributable to the acquisitions of Kodak Versamark and the NexPress-related entities, which accounted for $22 million of R&D expenses in the current quarter.

Earnings (Loss) From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

The loss from continuing operations before interest, other income (charges), net and income taxes for the Graphic Communications segment increased $32 million from a loss of $1 million in the second quarter of 2003 to a loss of $33 million in the second quarter of 2004.  This decrease is primarily attributable to the acquisition of the NexPress-related entities on May 1, 2004.  As noted above, total operational dilution of $.30 to $.35 per share is expected from the NexPress-related entities for full year 2004, with the acquisition becoming accretive by 2007.

KPG’s earnings performance continued to improve on the strength of its leading position in digital printing plates and digital proofing, coupled with favorable operating expense management and foreign exchange. KPG contributed positively to other income (charges) during the second quarter of 2004 both in absolute terms and in quarterly year over year comparisons.

ALL OTHER

Worldwide Revenues

Net worldwide sales for All Other were $31 million for the second quarter of 2004 as compared with $23 million for the second quarter of 2003, representing an increase of $8 million, or 35%.  Net sales in the U.S. were $18 million for the second quarter of 2004 as compared with $10 million for the prior year quarter, representing an increase of $8 million, or 80%.  Net sales outside the U.S. were $13 million in the second quarter of 2004 as compared with $13 million in the prior year quarter.

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

Loss From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

The loss from continuing operations before interest, other income (charges), net and income taxes for All Other was $33 million in the current quarter as compared with a loss of $20 million in the second quarter of 2003.

RESULTS OF OPERATIONS - DISCONTINUED OPERATIONS

Earnings from discontinued operations for the second quarter of 2004 were $.06 per basic and diluted share primarily relating to the pending sale of Kodak’s Remote Sensing Systems business, which contributed $11 million to earnings from discontinued operations.  Earnings from discontinued operations for the second quarter of 2003 were $.01 per basic and diluted share and were primarily related to $6 million of post-tax earnings from Kodak’s Remote Sensing Systems business.

NET EARNINGS

Net earnings for the second quarter of 2004 were $136 million, or $.48 per basic and diluted share, as compared with net earnings for the second quarter of 2003 of $118 million, or $.41 per basic and diluted share, representing an increase of $18 million, or 15%.  This increase is primarily attributable to the reasons outlined above.

Year to Date

RESULTS OF OPERATIONS – CONTINUING OPERATIONS

CONSOLIDATED

Worldwide Revenues

Net worldwide sales were $6,384 million for the six months ended June 30, 2004 as compared with $5,897 million for the six months ended June 30, 2003, representing an increase of $487 million or 8%, or an increase of 4% excluding the favorable impact of exchange.  The increase in net sales was primarily due to increased volumes, acquisitions and favorable exchange, which increased second quarter sales by approximately 4.1, 4.3 and 3.9 percentage points, respectively.  The increase in volume was primarily driven by the consumer digital capture SPG and the picture maker kiosks/media portion of the consumer output SPG.  In addition, the acquisitions of PracticeWorks, Scitex Digital Printing (now Kodak Versamark), NexPress and Laser Pacific contributed $249 million to net sales for the six months ended June 30, 2004.  These increases were partially offset by decreases attributable to price/mix, primarily driven by the consumer digital capture SPG and the film capture SPG, which reduced net sales for the six months ended June 30, 2004 by approximately 3.9 percentage points.

Net sales in the U.S. were $2,550 million for the current year period as compared with $2,425 million for the prior year period, representing an increase of $125 million, or 5%.  Net sales outside the U.S. were $3,834 million for the current year period as compared with $3,472 million for the prior year period, representing an increase of $362 million, or 10% as reported, or an increase of 4% excluding the favorable impact of exchange.

Digital Strategic Product Groups’ Revenues

The Company’s digital product sales, excluding new technologies, were $2,376 million for the six months ended June 30, 2004 as compared with $1,667 million for the six months ended June 30, 2003, representing an increase of $709 million, or 43%, primarily driven by the consumer digital capture SPG, the kiosks/media portion of the consumer output SPG and digital acquisitions.

Traditional Strategic Product Groups’ Revenues

Net sales of the Company’s traditional products were $3,994 million for the current year period as compared with $4,222 million for the prior year period, representing a decrease of $228 million, or 5%, primarily driven by declines in the film capture SPG and the wholesale photofinishing portion of the consumer output SPG.

Foreign Revenues

Net sales in the EAMER region were $2,003 million for the first six months of 2004 as compared with $1,838 million for the first six months of 2003, representing an increase of $165 million, or 9% as reported, or an increase of 1% excluding the favorable impact of exchange.  Net sales in the Asia Pacific region were $1,237 million for the first six months of 2004 as compared with $1,086 million for the first six months of 2003, representing an increase of $151 million, or 14% as reported, or an increase of 7% excluding the favorable impact of exchange.  Net sales in the Canada and Latin America region were $594 million for the first six months of 2004 as compared with $548 million for the first six months of 2003, representing an increase of $46 million, or 8% as reported, or an increase of 6% excluding the favorable impact of exchange.

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

Gross Profit

Gross profit was $1,908 million for the six months ended June 30, 2004 as compared with $1,894 million for the six months ended June 30, 2003, representing an increase of $14 million, or 1%.  The gross profit margin was 29.9% in the current year period as compared with 32.1% in the prior year period.  The 2.2 percentage point decrease was primarily attributable to declines due to price/mix, driven primarily by the consumer digital capture SPG, the film capture SPG and health products and services, which reduced gross profit margins by approximately 4.9 percentage points.  These decreases were partially offset by: (1) manufacturing cost, which despite a $34 million net increase in charges for accelerated depreciation and inventory write-offs associated with ongoing cost reduction programs, favorably impacted gross profit margins by approximately 1.7percentage points; (2) acquisitions, which favorably impacted gross profit margins by approximately 0.4 percentage points; and (3) exchange, which favorably impacted gross profit margins by approximately 0.4 percentage points.  In addition, during the first half of 2004, the Company’s gross profit was favorably impacted by a LIFO liquidation of approximately $35 million versus $10 million for the six months ended June 30, 2003.

Selling, General and Administrative Expenses

SG&A expenses were $1,164 million for the six months ended June 30, 2004 as compared with $1,267 million for the six months ended June 30, 2003, representing a decrease of $103 million, or 8%.  SG&A decreased as a percentage of sales from 21% for the prior year period to 18% for the current year period.  The decrease in SG&A is primarily attributable to cost savings in the current year period realized from position eliminations associated with ongoing cost reduction programs, a decrease in advertising spend of $64 million, and $49 million of one-time charges incurred in the prior year period relating to three legal settlements and an asset impairment.  These decreases were partially offset by unfavorable exchange of $37 million and acquisition related SG&A of $88 million.

Research and Development Costs

R&D costs were $410 million for the six months ended June 30, 2004 as compared with $369 million for the six months ended June 30, 2003, representing an increase of $41 million, or 11%.  R&D as a percentage of sales remained unchanged at 6%.  The increase in R&D is primarily attributable to acquisition related R&D and an increase in investments for digital growth initiatives.  Write-offs for purchased in-process R&D associated with acquisitions made in the six months ended June 30, 2004 were $10 million as compared with $21 million for acquisitions made in the six months ended June 30, 2003.

Earnings From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

Earnings from continuing operations before interest, other income (charges), net and income taxes for the six months ended June 30, 2004 were $146 million as compared with $182 million for the six months ended June 30, 2003, representing a decrease of $36 million, or 20%.  This decrease is primarily attributable to the reasons described above.

Interest Expense

Interest expense for the six months ended June 30, 2004 was $87 million as compared with $71 million for the prior year period, representing an increase of $16 million, or 23%.  Higher interest expense is a result of higher year over year interest rates and average debt balances.

Other Income (Charges), Net

The other income (charges), net component includes principally investment income, income and losses from equity investments, foreign exchange, and gains and losses on the sales of assets and investments.  Other income for the current year period was $6 million as compared with other charges of $30 million for the prior year period.  The improvement is primarily attributable to increased income from the Company’s equity investment in Kodak Polychrome Graphics (KPG), elimination of losses from the Company’s equity investment in the discontinued Phogenix venture and the movement of the NexPress results from other income (charges), net to the Graphic Communications segment as a result of the Company’s purchases of Heidelberg’s 50% interest in the NexPress joint venture, which closed on May 1, 2004.

Income Tax Provision (Benefit)

The Company’s estimated annual effective tax rate from continuing operations decreased from 20.5% for the six months ended June 30, 2003 to 20.0% for the six months ended June 30, 2004.  This decrease is primarily attributable to expected increased earnings from operations in certain lower-taxed jurisdictions outside the U.S. relative to total consolidated earnings and the expected full-year earnings impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which is not taxable.

During the six months ended June 30, 2004, the Company recorded a tax benefit of $62 million on $65 million of pre-tax income.  The tax benefit of $62 million for the current year period differs from the tax provision of $13 million that results from applying the estimated annual effective tax rate from continuing operations due to discrete period tax benefits of $126 million.  These discrete period tax benefits resulted from the following: recording of tax benefits of $80 million associated with the net focused cost reduction charges of $241 million, a tax benefit of $32 million relating to the Internal Revenue Service’s (IRS) concession concerning the taxation of certain intercompany royalties which could not legally be distributed to the parent, a tax benefit of $9 million resulting from an IRS settlement in connection with the Company’s filing position relating to the income tax reporting of a patent infringement litigation settlement, tax benefits of $3 million associated with a $9 million charge for purchased in-process R&D costs, and tax benefits of $2 million associated with inventory write-downs and fixed asset write-offs of $5 million relating to the Company’s historical ownership in the NexPress joint venture in connection with the acquisition of the NexPress-related entities from Heidelberger Druckmaschinen.  The net focused cost reduction charges, NexPress-related charges and the purchased in-process R&D charge were incurred in jurisdictions that have tax rates that are greater than the estimated annual effective tax rate.

Earnings From Continuing Operations

The earnings from continuing operations for the six months ended June 30, 2004 were $127 million, or $.44 per basic and diluted share, as compared with earnings from continuing operations for the six months ended June 30, 2003 of $96 million, or $.34 per basic and diluted share, representing an increase of $31 million, or 32%.  This increase in earnings from continuing operations is attributable to the reasons described above.

DIGITAL & FILM IMAGING SYSTEMS

Worldwide Revenues

Net worldwide sales for the D&FIS segment were $4,323 million for the six months ended June 30, 2004 as compared with $4,137 million for the six months ended June 30, 2003, representing an increase of $186 million, or 4% as reported, or an increase of 1% excluding the favorable impact of exchange.  The increase in net sales was comprised of increases related to volume driven primarily by the consumer digital capture SPG, the film capture SPG and the picture maker kiosks/media portion of the consumer output SPG, which increased sales by approximately 4.9 percentage points, and favorable exchange which increased net sales by approximately 3.9 percentage points.  In addition, the acquisition of Laser-Pacific Media Corporation contributed approximately $17 million, or 0.4 percentage points, to net sales for the six months ended June 30, 2004.  These increases were partially offset by declines related to negative price/mix, driven primarily by the film capture SPG and the consumer digital capture SPG, which reduced net sales by approximately 4.7 percentage points.

D&FIS segment net sales in the U.S. were $1,687 million for the current year period as compared with $1,657 million for the prior year period, representing an increase of $30 million, or 2%.  D&FIS segment net sales outside the U.S. were $2,636 million for the current year period as compared with $2,480 million for the prior year period, representing an increase of $156 million, or 6% as reported, or unchanged excluding the favorable impact of exchange.

Digital Strategic Product Groups’ Revenues

D&FIS segment digital product sales were $1,055 million for the current year period as compared with $654 million for the prior year period, representing an increase of $401 million, or 61%, primarily driven by the consumer digital capture SPG.  Net worldwide sales of consumer digital capture products, which include consumer digital cameras, accessories, memory products, and royalties, increased 94% in the six months ended June 30, 2004 as compared with the six months ended June 30, 2003, primarily reflecting strong volume increases and favorable exchange, partially offset by negative price/mix.  Sales continue to be driven by strong consumer acceptance of the EasyShare digital camera system and the success of new digital camera product introductions during the current year period.

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

Traditional Strategic Product Groups’ Revenues

D&FIS segment traditional product sales were $3,268 million for the current year period as compared with $3,483 million for the prior year period, representing a decrease of $215 million or 6%, primarily driven by declines in film capture and consumer output.  Net worldwide sales of the film capture SPG, including consumer roll film (35mm and APS film), one-time-use cameras (OTUC), professional films, reloadable traditional film cameras and batteries/videotape, decreased 11% in the six months ended June 30, 2004 as compared with the six months ended June 30, 2003, primarily reflecting volume declines and negative price/mix experienced for all significant film capture product categories.  These declines were partially offset by favorable exchange.

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

Gross Profit

Gross profit for the D&FIS segment was $1,216 million for the six months ended June 30, 2004 as compared with $1,255 million for the prior year period, representing a decrease of $39 million or 3%.  The gross profit margin was 28.1% in the current year period as compared with 30.3% in the prior year period.  The 2.2 percentage point decline was comprised of decreases attributable to price/mix, primarily driven by the film capture SPG and the consumer digital capture SPG, which reduced gross profit margins by approximately 6.1 percentage points, and declines related to acquisitions, which reduced gross profit margins by 0.8 percentage points.  This decrease was partially offset by the positive results from initiatives to reduce manufacturing costs, which improved gross profit margins by approximately 4.5 percentage points, and foreign exchange, which favorably impacted gross profit margins by approximately 0.2 percentage points.

Selling, General and Administrative Expenses

SG&A expenses for the D&FIS segment decreased $159 million, or 17%, from $947 million in the six months ended June 30, 2003 to $788 million in the current year period, and decreased as a percentage of sales from 23% for the six months ended June 30, 2003 to 18% for the current year period.  The decrease is primarily attributable to a decline in advertising spend of $70 million and cost savings realized from position eliminations associated with ongoing focused cost reduction programs.  These decreases were partially offset by an unfavorable impact from exchange of $27 million.

Research and Development Costs

R&D costs for the D&FIS segment decreased $43 million, or 18%, from $240 million in the six months ended June 30, 2003 to $197 million in the current year period and decreased as a percentage of sales from 6% in the prior year period to 5% in the current year period.  The decrease in R&D was partly attributable to a $21 million charge incurred in the six months ended June 30, 2003 for the write-off of purchased in-process R&D, with no such charge incurred in the current year period for D&FIS.  The balance of the decrease was due to a decline in spending related to consumer and professional imaging traditional products and services, which was partially offset by an increase in R&D spending for digital products.

Earnings From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

Earnings from continuing operations before interest, other income (charges), net and income taxes for the D&FIS segment increased $163 million from earnings of $68 million in the six months ended June 30, 2003 to earnings of $231 million in the six months ended June 30, 2004, primarily as a result of the factors described above.

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

Worldwide Revenues

Net worldwide sales for the Health Imaging segment were $1,303 million for the six months ended June 30, 2004 as compared with $1,156 million for the prior year period, representing an increase of $147 million, or 13% as reported, or an increase of 9% excluding the favorable impact of exchange.  The increase in sales was comprised of: (1) an increase in volume of approximately 3.5 percentage points, driven primarily by volume increases in the digital capture SPG, the digital equipment portion of the digital output SPG and the equipment services SPG and the digital media portion of the digital output SPG, (2) the PracticeWorks acquisition, which contributed $99 million or approximately 8.6 percentage points to the current year period sales, and (3) an increase from favorable exchange of approximately 4.1 percentage points.  These increases were partially offset by decreases attributable to price/mix of approximately 3.5 percentage points, primarily driven by the digital media portion of the digital output SPG, the digital equipment portion of the digital output SPG and the traditional medical film portion of the film capture and output SPG.

Net sales in the U.S. were $535 million for the current year period as compared with $504 million for the prior year period, representing an increase of $31 million, or 6%.  Net sales outside the U.S. were $768 million for the six months ended June 30, 2004 as compared with $652 million for the prior year period, representing an increase of $116 million, or 18% as reported, or 10% excluding the favorable impact of exchange.

Digital Strategic Product Groups’ Revenues

Health Imaging segment digital sales, which include laser printers (DryView imagers and wet laser printers), digital media (DryView and wet laser media), digital capture equipment (computed radiography capture equipment and digital radiography equipment), services, dental practice management software and Picture Archiving and Communications Systems (PACS), were $828 million for the current year period as compared with $669 million for the six months ended June 30, 2003, representing an increase of $159 million, or 24%.  The increase in digital product sales was primarily attributable to the PracticeWorks acquisition and higher volumes of digital capture equipment, digital media and services.

Traditional Strategic Product Groups’ Revenues

Health Imaging segment traditional product sales, including analog film, equipment, chemistry and services, were $475 million for the current year period as compared with $487 million for the six months ended June 30, 2003, representing a decrease of $12 million or 2%, with the decrease mainly attributable to negative price/mix from analog medical film, partially offset by favorable exchange.

Gross Profit

Gross profit for the Health Imaging segment was $552 million for the six months ended June 30, 2004 as compared with $492 million in the prior year period, representing an increase of $60 million, or 12%.  The gross profit margin was 42.4% in the current year period as compared with 42.6% in the six months ended June 30, 2003.  The decrease in the gross profit margin of 0.2 percentage points was principally attributable to: (1) price/mix, which negatively impacted gross profit margins by 2.2 percentage points driven by the digital media portion of the digital output SPG and the traditional medical film portion of the film capture and output SPG, and (2) an increase in manufacturing cost, which decreased gross profit margins by approximately 0.5 percentage points due to an increase in silver prices during the first quarter of 2004.  These decreases were partially offset by increases due to the PracticeWorks acquisition, which increased gross profit margins by approximately 1.6 percentage points, and favorable exchange, which contributed approximately 0.9 percentage points to the gross profit margins.

Selling, General and Administrative Expenses

SG&A expenses for the Health Imaging segment increased $62 million, or 35%, from $175 million in the six months ended June 30, 2003 to $237 million for the current year period, and increased as a percentage of sales from 15% in the prior year period to 18% in the current year period.  The increase in SG&A expenses is primarily attributable to $45 million associated with the PracticeWorks acquisition, increased investment for growth initiatives, and unfavorable effects of foreign exchange of $6 million.

Research and Development Costs

R&D costs increased $19 million in the six months ended June 30, 2004, or 25%, from $77 million to $96 million, and remained constant as a percentage of sales at 7%.  The increase in R&D expenses is primarily attributable to increased spending to drive growth in selected areas of the product portfolio and $4 million associated with the PracticeWorks acquisition.

Earnings From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

Earnings from continuing operations before interest, other income (charges), net and income taxes for the Health Imaging segment decreased $21 million, or 9%, from $240 million for the prior year period to $219 million for the six months ended June 30, 2004 due primarily to the reasons described above.

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

Worldwide Revenues

Net worldwide sales for the Commercial Imaging segment were $389 million for the six months ended June 30, 2004 as compared with $385 million for the prior year period, representing an increase of $4 million, or 1% as reported, or a decrease of 5% excluding the favorable impact of exchange.  The increase in net sales was primarily comprised of an increase of approximately 5.7 percentage points due to favorable exchange, which was partially offset by declines due to volume of approximately 4.5 percentage points, primarily driven by declines in the micrographics equipment and media SPG.

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

Selling, General and Administrative Expenses

SG&A expenses for the Commercial Imaging segment decreased $2 million, or 3%, from $66 million in the six months ended June 30, 2003 to $64 million for the current year period, and decreased as a percentage of sales from 17% in the prior year period to 16% in the current year period.

Research and Development Costs

R&D costs for the Commercial Imaging segment decreased $9 million in the six months ended June 30, 2004, or 60%, from $15 million for the six months ended June 30, 2003 to $6 million for the current year period, and decreased as a percentage of sales from 4% in the prior year period to 2% in the current year period, primarily due to a decrease in investments in film development.

Earnings From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

Earnings from continuing operations before interest, other income (charges), net and income taxes for the Commercial Imaging segment increased $11 million, or 22%, from $51 million in the six months ended June 30, 2003 to $62 million in the six months ended June 30, 2004.  This increase is primarily attributable to the reasons described above.

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

Worldwide Revenues

Net worldwide sales for the Graphic Communications segment were $310 million for the six months ended June 30, 2004 as compared with $177 million for the prior year period, representing an increase of $133 million, or 75% as reported, or an increase of 74% excluding the favorable impact of exchange.  The increase in net sales was primarily due to the acquisition of Kodak Versamark and the NexPress-related entities, which contributed approximately $133 million to net sales for the six months ended June 30, 2004.

Net sales in the U.S. were $138 million for the current year period as compared with $74 million for the prior year period, representing an increase of $64 million, or 86%.  Net sales outside the U.S. were $172 million in the six months ended June 30, 2004 as compared with $103 million for the prior year period, representing an increase of $69 million, or 67% as reported, or an increase of 66% excluding the favorable impact of exchange.

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

Selling, General and Administrative Expenses

SG&A expenses for the Graphic Communications segment were $59 million for the six months ended June 30, 2004 as compared with $15 million in the prior year period, representing an increase of $44 million, or 293%, and increased as a percentage of sales from 8% in the prior year period to 19% in the current year period.  The increase in SG&A expenses is primarily attributable to the acquisitions of Kodak Versamark and the NexPress-related entities, which together accounted for $40 million of SG&A expenses in the current year period.

Research and Development Costs

R&D costs for the Graphic Communications segment increased $34 million in the six months ended June 30, 2004, or 283%, from $12 million for the six months ended June 30, 2003 to $46 million for the current quarter, and increased as a percentage of sales from 7% in the prior year period to15% in the current year period.  The increase was primarily attributable to the acquisitions of Kodak Versamark and the NexPress-related entities, which together accounted for $35 million of R&D in the current period, which includes a $10 million charge for purchased in-process R&D associated with the Kodak Versamark and NexPress-related entities acquisition.

Earnings (Loss) From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

Earnings (loss) from continuing operations before interest, other income (charges), net and income taxes for the Graphic Communications segment decreased $66 million from earnings of $8 million in the six months ended June 30, 2003 to a loss of $58 million in the six months ended June 30, 2004.  This decrease is primarily attributable to the acquisition of the NexPress-related entities on May 1, 2004, the purchase of Scitex Digital Printing (now Kodak Versamark) on January 5, 2004, and the other factors described above.  As noted above, total operational dilution of $.30 to $.35 per share is expected from the NexPress-related entities for full year 2004, with the acquisition becoming accretive by 2007, and Kodak Versamark is expected to be slightly dilutive through the end of the year and accretive thereafter.

KPG’s earnings performance continued to improve on the strength of its leading position in digital proofing and digital printing plates, coupled with favorable operating expense management and foreign exchange. The Company’s equity in the earnings of KPG contributed positive results to other income (charges), net during the six months ended June 30, 2004.

ALL OTHER

Worldwide Revenues

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

Loss From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

The loss from continuing operations before interest, other income (charges), net and income taxes for All Other was $62 million in the current year period as compared with a loss of $36 million in the six months ended June 30, 2003, primarily driven by increased levels of investment for the Company’s display business.

RESULTS OF OPERATIONS - DISCONTINUED OPERATIONS

Earnings from discontinued operations for the six months ended June 30, 2004 were $.11 per basic and diluted share primarily relating to the pending sale of Kodak’s Remote Sensing Systems business, which contributed $23 million to earnings from discontinued operations.  Earnings from discontinued operations for the six months ended June 30, 2003 were $.09 per basic and diluted share and were primarily related to the reversal of a $15 million tax reserve resulting from the elimination of the uncertainty surrounding the realizability of certain tax benefits and $16 million of post-tax earnings from Kodak’s Remote Sensing Systems business.

NET EARNINGS

Net earnings for the six months ended June 30, 2004 were $157 million, or $.55 per basic and diluted share, as compared with net earnings for the six months ended June 30, 2003 of $123 million, or $.43 per basic and diluted share, representing an increase of $34 million, or 28%.  This increase is primarily attributable to the reasons outlined above.

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

Restructuring Programs Summary

The activity in the accrued restructuring balances and the non-cash charges incurred in relation to all of the restructuring programs described below was as follows for the second quarter of 2004:

(in millions)

	Balance March 31, 2004	Costs Incurred	Reversals	Cash Payments	Non- cash Settlements	Other Adjustments and Reclasses (1)	Balance June 30, 2004

	(Restated)						(Restated)
2004-2006 Program:
Severance reserve	$—	$98	$—	$(12)	$—	$(2)	$84
Exit costs reserve	—	17	—	(11)	—	—	6

Total reserve	$—	$115	$—	$(23)	$—	$(2)	$90

Long-lived asset impairments and inventory write-downs	$—	$28	$—	$—	$(28)	$—	$—
Accelerated depreciation	$—	$23	$—	$—	$(23)	$—	$—

Q3 2003 Program:
Severance reserve	$166	$—	$(2)	$(62)	$—	$—	$102
Exit costs reserve	14	—	(2)	(2)	—	—	10

Total reserve	$180	$—	$(4)	$(64)	$—	$—	$112

Accelerated depreciation	$—	$6	$—	$—	$(6)	$—	$—

Q1 2003 Program:
Severance reserve	$11	$—	$—	$(2)	$—	$—	$9
Exit costs reserve	1	—	—	—	—	—	1

Total reserve	$12	$—	$—	$(2)	$—	$—	$10

Accelerated depreciation	$—	$1	$—	$—	$(1)	$—	$—

Phogenix Program:
Exit costs reserve	$6	$—	$(3)	$—	$—	$—	$3

Q4 2002 Program:
Severance reserve	$7	$—	$—	$(3)	$—	$—	$4
Exit costs reserve	6	—	(3)	—	—	—	3

Total reserve	$13	$—	$(3)	$(3)	$—	$—	$7

2001 Programs:
Severance reserve	$3	$—	$—	$—	$—	$—	$3
Exit costs reserve	12	—	—	—	—	—	12

Total reserve	$15	$—	$—	$—	$—	$—	$15

Total of all restructuring programs	$226	$173	$(10)	$(92)	$(58)	$(2)	$237

(1)

The Other Adjustments and Reclasses column of the table above includes foreign currency translation adjustments of $(2) million, which are reflected in the Consolidated Statement of Financial Position.

The costs incurred, net of reversals, which total $163 million for the quarter ended June 30, 2004, include $32 million of charges related to accelerated depreciation and inventory write-downs, which were reported in cost of goods sold in the accompanying Consolidated Statement of Earnings for the quarter ended June 30, 2004.  The remaining costs incurred, net of reversals, of $131 million were reported as restructuring costs and other in the accompanying Consolidated Statement of Earnings for the quarter ended June 30, 2004.

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

The Company implemented certain actions under this program during the second quarter of 2004.  As a result of these actions, the Company recorded charges of $143 million in the second quarter, which was composed of severance, long-lived asset impairments, exit costs and inventory write-downs of $98 million, $26 million, $17 million and $2 million, respectively.  The severance costs related to the elimination of approximately 2,700 positions, including approximately 1,350 photofinishing, 925 manufacturing, 275 research and development and 150 administrative positions.  The geographic composition of the positions to be eliminated includes approximately 2,250 in the United States and Canada and 450 throughout the rest of the world.  The reduction of the 2,700 positions and the $115 million charges for severance and exit costs are reflected in the 2004 to 2006 Restructuring Program table below.  The $26 million charge in the second quarter and the $27 million year-to-date charge for long-lived asset impairments were included in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the three and six months ended June 30, 2004, respectively.  The charges taken for inventory write-downs of $2 million were reported in cost of goods sold in the accompanying Consolidated Statement of Earnings for the three and six months ended June 30, 2004.

The following table summarizes the activity with respect to the severance charges and exit costs recorded in connection with the focused cost reductions that were announced in the second quarter of 2004 and the remaining balances in the related reserves at June 30, 2004:

(dollars in millions)

	Number of Employees	Severance Reserve	Exit Costs Reserve	Total	Long-lived Asset Impairments and Inventory Write-downs	Accelerated Depreciation

		(Restated)		(Restated)
Q1, 2004 charges	—	$—	$—	$—	$1	$2
Q1, 2004 utilization	—	—	—	—	(1)	(2)

Balance at 3/31/04	—	—	—	—	—	—
Q2, 2004 charges	2,700	98	17	115	28	23
Q2, 2004 utilization	(800)	(12)	(11)	(23)	(28)	(23)
Q2, 2004 other adj. & reclasses	—	(2)	—	(2)	—	—

Balance at 6/30/04	1,900	$84	$6	$90	$—	$—

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

The charges of $166 million recorded in the second quarter included $97 million applicable to the D&FIS segment and $2 million applicable to the Health Imaging segment.  The balance of $67 million was applicable to manufacturing, R&D, and administrative functions, which are shared across all segments.

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

The following table summarizes the activity with respect to the severance charges and exit costs recorded in connection with the focused cost reductions that were announced in the third quarter of 2003 and the remaining balances in the related reserves at June 30, 2004:

(dollars in millions)

	Number of Employees	Severance Reserve	Exit Costs Reserve	Total	Long-lived Asset Impairments and Inventory Write-downs	Accelerated Depreciation

		(Restated)		(Restated)
Q3, 2003 charges	1,700	$123	$—	$123	$1	$14
Q3, 2003 utilization	(100)	(3)	—	(3)	(1)	(14)

Balance at 9/30/03	1,600	120	—	120	—	—
Q4, 2003 charges	2,150	103	40	143	109	7
Q4, 2003 utilization	(2,025)	(48)	(28)	(76)	(109)	(7)
Q4, 2003 other adj. & reclasses	—	5	—	5	—	—

Balance at 12/31/03	1,725	180	12	192	—	—
Q1, 2004 charges	2,000	44	7	51	6	14
Q1, 2004 utilization	(2,075)	(76)	(5)	(81)	(6)	(14)
Q1, 2004 other adj. & reclasses	—	18	—	18	—	—

Balance at 3/31/04	1,650	166	14	180	—	—
Q2, 2004 charges	—	—	—	—	—	6
Q2, 2004 reversal	—	(2)	(2)	(4)	—	—
Q2, 2004 utilization	(1,375)	(62)	(2)	(64)	—	(6)

Balance at 6/30/04	275	$102	$10	$112	$—	$—

The severance charges of $44 million and the exit costs of $7 million taken in the first quarter of 2004 were reported in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the six months ended June 30, 2004.  Included in the $44 million charge taken for severance was a net curtailment gain of $18 million.  The net curtailment gain is disclosed in Note 9.  The severance costs and exit costs require the outlay of cash, while the long-lived asset impairments and inventory write-downs represent non-cash items.  The Company made $138 million of severance payments and $7 million of exit cost payments related to the Third Quarter, 2003 Restructuring Program during the first two quarters of 2004.  In addition, the Company reversed $2 million of severance reserves and $2 million of exit costs reserves during the second quarter of 2004 as severance payments to terminated employees were less than originally estimated and the Company was able to settle a lease obligation for an amount that was less than originally estimated.  These reversals were included in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the three and six months ended June 30, 2004.  The remaining severance payments relating to the third quarter restructuring actions will be paid during the period through 2005, since, in many instances, the employees whose positions were eliminated can elect or are required to receive their severance payments over an extended period of time.  Most exit costs are expected to be paid during 2004.  However, certain costs, such as long-term lease payments, will be paid over periods after 2004.

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

The charges of $6 million recorded in the second quarter included $2 million applicable to the D&FIS segment and $4 million applicable to manufacturing functions, which are shared across all segments.  The year-to-date charges of $77 million included $45 million applicable to the D&FIS segment, $6 million to the Health Imaging segment and $1 million to the Commercial Imaging segment.  The remaining $25 million included charges applicable to manufacturing, research and development, and administrative functions, as well as curtailment gains and losses, which are shared across segments.

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

The following table summarizes the activity with respect to the severance and exit costs charges recorded in connection with the focused cost reductions that were announced in the first quarter of 2003 and the remaining balances in the related reserves at June 30, 2004:

(dollars in millions)

	Number of Employees	Severance Reserve	Exit Costs Reserve	Total	Long-lived Asset Impairments and Inventory Write-downs	Accelerated Depreciation

Q1, 2003 charges	425	$31	$—	$31	$—	$—
Q1, 2003 utilization	(150)	(2)	—	(2)	—	—

Balance at 3/31/03	275	29	—	29	—	—
Q2, 2003 charges	500	17	4	21	5	—
Q2, 2003 utilization	(500)	(13)	—	(13)	(5)	—

Balance at 6/30/03	275	33	4	37	—	—
Q3, 2003 charges	925	19	4	23	1	16
Q3, 2003 utilization	(400)	(12)	(1)	(13)	(1)	(16)

Balance at 9/30/03	800	40	7	47	—	—
Q4, 2003 charges	—	—	—	—	—	8
Q4, 2003 utilization	(625)	(17)	(3)	(20)	—	(8)

Balance at 12/31/03	175	23	4	27	—	—
Q1, 2004 charges	—	—	—	—	—	6
Q1, 2004 reversal	—	(1)	—	(1)	—	—
Q1, 2004 utilization	(150)	(11)	(3)	(14)	—	(6)

Balance at 3/31/04	25	11	1	12	—	—
Q2, 2004 charges	—	—	—	—	—	1
Q2, 2004 utilization	—	(2)	—	(2)	—	(1)

Balance at 6/30/04	25	$9	$1	$10	$—	$—

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

The net cash provided by operating activities of $37 million was mainly attributable to net earnings of $157 million which, when adjusted for the earnings from discontinued operations, equity in losses from unconsolidated affiliates, depreciation, purchased research and development, restructuring costs, asset impairments and other non-cash charges, a benefit from deferred taxes, and a gain on sales of assets, provided $514 million of operating cash.  This source of cash was partially offset by an increase in receivables of $204 million due to strong sales in June 2004, and a decrease in liabilities excluding borrowings of $246 million due to a decrease in accounts payable and other current liabilities, excluding those liabilities assumed from the 2004 acquisitions of NexPress, Lucky Film and Versamark.  This decrease is consistent with the fact that there was a decrease in liabilities excluding borrowings of $209 million for the six months ended June 30, 2003, as the Company’s accounts payable and other current liabilities balance is historically the highest at yearend.  The net cash used in investing activities of $555 million was utilized primarily for capital expenditures of $182 million, business acquisitions of $335 million and investments in unconsolidated affiliates of $31 million.  The net cash used in financing activities of $208 million was the result of debt repayments exceeding new borrowings for the six months ended June 30, 2004.

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

During the six months ended June 30, 2004, the Company expended $200 million against the related restructuring reserves, primarily for the payment of severance benefits.  Employees whose positions were eliminated could elect to have their severance benefits paid over a period of up to two years following their date of termination.

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

The Company paid benefits totaling approximately $119 million relating to its U.S., United Kingdom and Canada postretirement benefit plans in the first half of 2004.  The Company expects to pay benefits of $131 million for its U.S., United Kingdom and Canada postretirement plans for the balance of 2004.

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

The Company has retained certain obligations for environmental remediation and Superfund matters related to certain sites associated with the non-imaging health businesses sold in 1994.  At June 30, 2004, estimated future remediation costs of $34 million are accrued for these sites and are included in the $129 million reported in other long-term liabilities.

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

The restatement adjustments relating to the three and six months ended June 30, 2004 and 2003 are reflected in this amended Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2004.  In addition, the Company has filed amendments to its Quarterly Reports on Form 10-Q for the three months ended March 31, 2004 and for the three and nine months ended September 30, 2004 that include restated financial statements and amendments to related disclosures for the periods covered by those reports.  In light of the restatement, the Company believes that a material weakness existed in its internal controls related to (a) internal controls surrounding the accounting for income taxes; and (b) internal controls to validate the accuracy of participant census data and the monitoring of benefit payments for pension and other postretirement benefit plans.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits and financial statement schedules required as part of this report are listed in the index appearing on page 80.

(b)	Reports on Form 8-K

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

Richard G. Brown, Jr. Controller

Eastman Kodak Company
Index to Exhibits and Financial Statement Schedules

Exhibit Number

(10) D.	Eastman Kodak Company Non-Employee Director Annual Compensation Plan, effective June 1, 2004.
(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, Exhibit 10.)

(12)	Statement Re Computation of Ratio of Earnings to Fixed Charges.

(31.1)	Certification Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

(31.2)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.