Form 10-Q/A
period 2004-09-30
EASTMAN KODAK CO
filed 2005-05-31
CIK 31235

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
FORM 10-Q/A

AMENDMENT TO APPLICATION OR REPORT

Filed Pursuant to Section 13 or 15 (d) of
The Securities Exchange Act of 1934

EASTMAN KODAK COMPANY
(Exact name of registrant as specified in its charter)

AMENDMENT NO. 1

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Eastman Kodak Company’s Quarterly Report on Form 10-Q is to adjust the Company’s consolidated financial statements and related disclosures for the three and nine month periods ended September 30, 2004 and 2003.  This filing should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.  Adjustments to the consolidated financial statements for the three and nine month periods ended September 30, 2004 and 2003 reflect the changes made in the Company’s 2004 Annual Report on Form 10-K.

In April 2005, the Company restated its consolidated financial statements as of and for the year ended December 31, 2003.  In addition, the Company restated its quarterly consolidated financial statements for each of the quarterly periods in 2003 and for the first three quarters of 2004.  The restatement reflected adjustments to correct errors in the Company’s accounting for income taxes, accounting for pensions and other postretirement benefits as well as other miscellaneous adjustments.  The restatement resulted in the Company’s adjusting its previously reported net earnings for the three and nine month periods ended September 30, 2004 of $479 million ($1.67 per share) and $661 million ($2.31 per share), respectively, to net earnings of $458 million ($1.60 per share) and $615 million ($2.15 per share), respectively, and adjusting its previously reported net earnings for the three and nine month periods ended September 30, 2003 of $122 million ($.42 per share) and $246 million ($.86 per share), respectively, to net earnings of $146 million ($.51 per share) and $269 million ($.94 per share), respectively.  The nature and impact of these adjustments are described in Note 1: “Basis of Presentation and Restatement” in this Form 10-Q/A.

Generally, no attempt has been made in this Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q except as required to reflect the effects of the restatement. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures. Information not affected by the restatement is unchanged and reflects the disclosure made at the time of the original filing of the Form 10-Q with the Securities and Exchange Commission on November 9, 2004.  Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q. The following items have been amended as a result of the restatement:

- Part I - Item 1 - Financial Statements
- Part I - Item 2 - Management’s Discussion and Analysis of Financial
  Condition and Results of Operations
- Part I - Item 4 - Controls and Procedures; and
- Part II - Item 6 - Exhibits

In addition, the Company’s Form 10-K for the period ended December 31, 2004 dated April 6, 2005, the Form 10-Q for the period ended March 31, 2005 dated May 9, 2005, the Form 8-K dated April 1, 2005, the Form 8-K dated April 22, 2005, the Form 8-K dated May 5, 2005, the Form 8-K dated May 10, 2005, the Form 8-K dated May 11, 2005 and the Form 8-K dated May 24, 2005 are hereby incorporated by reference.

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

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Eastman Kodak Company
CONSOLIDATED STATEMENT OF EARNINGS
(in millions, except per share data)

	Three Months Ended September 30		Nine Months Ended September 30

	2004	2003	2004	2003

	(Restated)	(Restated)	(Restated)	(Restated)
Net sales	$3,374	$3,367	$9,758	$9,264
Cost of goods sold	2,296	2,239	6,772	6,242

Gross profit	1,078	1,128	2,986	3,022
Selling, general and administrative expenses	629	628	1,793	1,895
Research and development costs	219	190	629	559
Restructuring costs and other	227	152	415	228

Earnings from continuing operations before interest, other income (charges), net and income taxes	3	158	149	340
Interest expense	43	33	130	104
Other income (charges), net	24	(9)	30	(39)

(Loss) earnings from continuing operations before income taxes	(16)	116	49	197
Benefit for income taxes	(28)	(23)	(90)	(38)

Earnings from continuing operations	12	139	139	235
Earnings from discontinued operations, net of income taxes	446	7	476	34

NET EARNINGS	$458	$146	$615	$269

Basic and diluted net earnings per share:
Continuing operations	$.04	$.48	$.49	$.82
Discontinued operations	1.56	.03	1.66	.12

NET EARNINGS	$1.60	$.51	$2.15	$.94

Number of common shares used in basic earnings per share	286.6	286.5	286.6	286.5
Incremental shares from assumed conversion of options	0.1	0.1	0.1	0.1

Number of common shares used in diluted earnings per share	286.7	286.6	286.7	286.6

Eastman Kodak Company
CONSOLIDATED STATEMENT OF EARNINGS (Continued)
(in millions)

	Three Months Ended September 30		Nine Months Ended September 30

	2004	2003	2004	2003

	(Restated)	(Restated)	(Restated)	(Restated)
CONSOLIDATED STATEMENT OF RETAINED EARNINGS
Retained earnings at beginning of period	$7,599	$7,461	$7,515	$7,611
Net earnings	458	146	615	269
Cash dividends declared	—	(72)	(72)	(330)
Loss from issuance of treasury stock	—	(3)	(1)	(18)

Retained earnings at end of quarter	$8,057	$7,532	$8,057	$7,532

The accompanying notes are an integral part of these consolidated financial statements.

Eastman Kodak Company
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(in millions)

	Sept. 30, 2004	Dec. 31, 2003

	(Restated)	(Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,113	$1,250
Receivables, net	2,500	2,327
Inventories, net	1,427	1,078
Deferred income taxes	710	596
Other current assets	146	129
Assets of discontinued operations	30	72

Total current assets	5,926	5,452

Property, plant and equipment, net	4,683	5,051
Goodwill	1,427	1,349
Other long-term assets	3,063	2,929
Assets of discontinued operations	—	65

TOTAL ASSETS	$15,099	$14,846

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and other current liabilities	$3,816	$3,630
Short-term borrowings	711	946
Accrued income taxes	827	643
Liabilities of discontinued operations	—	36

Total current liabilities	5,354	5,255
OTHER LIABILITIES
Long-term debt, net of current portion	1,953	2,302
Pension and other postretirement liabilities	3,258	3,374
Other long-term liabilities	801	662
Liabilities of discontinued operations	—	8

Total liabilities	11,366	11,601
SHAREHOLDERS’ EQUITY
Common stock at par	978	978
Additional paid in capital	850	850
Retained earnings	8,057	7,515
Accumulated other comprehensive loss	(294)	(238)
Unearned restricted stock	(4)	(8)

	9,587	9,097
Less: Treasury stock at cost	5,854	5,852

Total shareholders’ equity	3,733	3,245

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$15,099	$14,846

The accompanying notes are an integral part of these consolidated financial statements.

Eastman Kodak Company
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Nine Months Ended September 30

	2004	2003

	(Restated)	(Restated)
Cash flows relating to operating activities:
Net earnings	$615	$269
Adjustments to reconcile to net cash provided by operating activities:
Earnings from discontinued operations	(476)	(34)
Equity in (earnings) losses from unconsolidated affiliates	(9)	43
Depreciation and amortization	713	643
Purchased research and development	16	21
Gain on sales of businesses/assets	(9)	(12)
Restructuring costs, asset impairments and other non-cash charges	46	41
Benefit for deferred taxes	(102)	(35)
Increase in receivables	(78)	(34)
Increase in inventories	(239)	(73)
Decrease in liabilities excluding borrowings	(22)	(50)
Other items, net	(11)	62

Total adjustments	(171)	572

Net cash provided by continuing operations	444	841

Net cash provided by discontinued operations	22	24

Net cash provided by operating activities	466	865

Cash flows relating to investing activities:
Additions to properties	(283)	(346)
Net proceeds from sales of businesses/assets	20	19
Acquisitions, net of cash acquired	(358)	(110)
Investments in unconsolidated affiliates	(31)	(54)
Marketable securities - purchases	(92)	(62)
Marketable securities - sales	91	62

Net cash used in continuing operations	(653)	(491)

Net cash provided by (used in) discontinued operations	708	(5)

Net cash provided by (used in) investing activities	55	(496)

Cash flows relating to financing activities:
Net (decrease) increase in borrowings with original maturity of 90 days or less	(291)	52
Proceeds from other borrowings	111	865
Repayment of other borrowings	(403)	(641)
Dividend payments	(72)	(258)
Exercise of employee stock options	—	12

Net cash (used in) provided by financing activities	(655)	30

Effect of exchange rate changes on cash	(3)	15

Net (decrease) increase in cash and cash equivalents	(137)	414
Cash and cash equivalents, beginning of year	1,250	569

Cash and cash equivalents, end of quarter	$1,113	$983

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

RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In April 2005, the Company restated its consolidated financial statements as of and for the year ended December 31, 2003.  In addition, the Company restated its quarterly consolidated financial statements for each of the quarterly periods in 2003 and for the first three quarters of 2004.  The restatement reflected adjustments to correct errors in the Company’s accounting for income taxes, accounting for pensions and other postretirement benefits as well as other miscellaneous adjustments.  The restatement resulted in the Company adjusting its previously reported net earnings for the three and nine months ended September 30, 2004 of $479 million ($1.67 per share) and $661 million ($2.31 per share), respectively, to net earnings of $458 million ($1.60 per share) and $615 million ($2.15 per share), respectively, and adjusting its previously reported net earnings for the three and nine months ended September 30, 2003 of $122 million ($.42 per share) and $246 million ($.86 per share), respectively, to net earnings of $146 million ($.51 per share) and $269 million ($.94 per share), respectively.  The nature and impact of these adjustments are described below.

Income Taxes

During the 2004 year-end closing process, errors were discovered relating to the Company’s accounting for income taxes, the majority of which related to the Company’s foreign operations.  The more significant errors affecting the three and nine months ended September 30, 2004 that were discovered related to matters surrounding 1) inappropriately recognizing tax benefits, including the timing of the recognition of valuation allowances, associated with net operating loss carry forwards, 2) the recording of benefits for certain restructuring charges that were not deductible for income tax purposes, 3) correcting deferred income tax accounts in certain foreign subsidiaries, and 4) accruing interest expense on potential tax settlements with the Internal Revenue Service.  The impact of these adjustments on previously reported net earnings for the three and nine months ended September 30, 2004 amounted to a reduction of $36 million and $45 million, respectively.  The more significant errors affecting the three and nine months ended September 30, 2003 that were discovered related to matters surrounding correcting deferred income tax accounts for book/tax differences in certain foreign subsidiaries.  The impact of these adjustments on previously reported net earnings for the three and nine months ended September 30, 2003, excluding the impact of income tax adjustments related to periods prior to 2003, which are discussed below, amounted to an increase of $9 million and $14 million, respectively.

Pensions and Other Postretirement Benefits

During the 2004 year-end testing of the effectiveness of the Company’s internal controls over financial reporting, the Company identified ineffective controls surrounding the reconciliation of participant census data between the Company’s source systems and the information provided to the actuary in performing the actuarial valuation of the liabilities and net periodic benefits cost for the various domestic and international pension and other postretirement benefit plans.  This control weakness resulted in incorrect participant data being utilized in the actuarial calculations.  In addition, the Company had identified an error in the recorded amounts of its postretirement benefits expense.  These errors had no impact on previously reported net earnings for the three months ended September 30, 2004.  The Company has quantified the effect of these errors and the impact of these adjustments on previously reported net earnings for the nine months ended September 30, 2004 amounted to a reduction of $6 million.  The impact of these adjustments on previously reported net earnings for the three and nine months ended September 30, 2003, excluding the impact of the pension and other postretirement benefit adjustments relating to periods prior to 2003, which are discussed below, amounted to an increase of $5 million and $7 million, respectively.

Other Adjustments

During 2004, the Company determined that its general ledger accounting system was inappropriately translating depreciation expense from its foreign operations, using a historical exchange rate rather than a current exchange rate for purposes of translating periodic depreciation expense.  There was no impact of this adjustment on previously reported net earnings for the three months ended September 30, 2004.  The impact of this adjustment on previously reported net earnings for the nine months ended September 30, 2004 amounted to a reduction of $13 million.  Excluding amounts relating to periods prior to 2003, which are discussed below, the impact of this adjustment on previously reported net earnings for the three and nine months ended September 30, 2003 amounted to a reduction of $5 million and $10 million, respectively.

During 2003, the Company recorded a charge to write-off an exclusivity payment made to a customer that had previously been recorded as an asset based on the Company’s ability to recover a pro-rata portion of the payment in the event of a customer breach.  The Company determined that this payment should have been written off prior to January 1, 2003.  This adjustment had no impact on previously reported net earnings for the three or nine months ended September 30, 2004.  Excluding amounts relating to periods prior to 2003, which are discussed below, the impact of this adjustment on previously reported net earnings for the three and nine months ended September 30, 2003 amounted to an increase of $11 million and $13 million, respectively.

In addition, the Company also determined that a number of individually immaterial adjustments were recorded in 2003 and 2004 that more appropriately belonged in different quarterly periods within 2003 or 2004 or in a period prior to January 1, 2003.  The impact of these adjustments on previously reported net income for the three and nine months ended September 30, 2004 amounted to an increase of $15 million and $18 million, respectively.  Excluding amounts relating to periods prior to 2003, which are discussed below, the impact of these adjustments on previously reported net earnings for the three months ended September 30, 2003 amounted to an increase of $4 million.  There was no impact of these adjustments on previously reported net earnings for the nine months ended September 30, 2003.

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

The Company has assessed the impact of the above items on each annual period prior to January 1, 2003 and determined that the impact of such errors is immaterial to each prior period.  In addition, the Company has concluded that the net $1 million adjustment is immaterial to net earnings, as adjusted, for the three and nine months ended September 30, 2003 and for the full year ended December 31, 2003.  Accordingly, the Company has recorded this net adjustment of $1 million as an addition to Selling, general and administrative expenses for the three months ended March 31, 2003.

The impact on the Consolidated Statement of Earnings is presented below (in millions, except per share data).  The impact of the above adjustments on the Consolidated Statement of Financial Position and Consolidated Statement of Cash Flows is not presented, as it is immaterial.

	For the Three Months Ended September 30, 2004		For the Nine Months Ended September 30, 2004

	As Previously Reported	Restated	As Previously Reported	Restated

Consolidated Statement of Earnings:
Net sales	$3,364	$3,374	$9,752	$9,758
Cost of goods sold	2,289	2,296	6,750	6,772

Gross profit	1,075	1,078	3,002	2,986
Selling, general and administrative expenses	633	629	1,798	1,793
Research and development costs	219	219	628	629
Restructuring costs and other	227	227	412	415

(Loss) earnings from continuing operations, before interest, other income, net and income taxes	(4)	3	164	149
Interest expense	43	43	130	130
Other income, net	20	24	26	30

(Loss) earnings from continuing operations before income taxes	(27)	(16)	60	49
Benefit for income taxes	(72)	(28)	(144)	(90)

Earnings from continuing operations	$45	$12	$204	$139

Earnings from discontinued operations, net of income taxes	$434	$446	$457	$476

NET EARNINGS	$479	$458	$661	$615

Basic and diluted net earnings per share:
Continuing operations	$.16	$.04	$.72	$.49
Discontinued operations	1.51	1.56	1.59	1.66

Total	$1.67	$1.60	$2.31	$2.15

The following table reflects the impact of the aforementioned adjustments on selected components of the Company’s Consolidated Statement of Earnings for the three months ended September 30, 2004:

	As Previously Reported	Pensions and Other Postretirement Benefits	Other	Tax	As Restated

(Loss) earnings from continuing operations before income taxes	$(27)	$(7)	$18	$—	$(16)
Provision (benefit) for income taxes	(72)	(3)	7	40	(28)

Earnings (loss) from continuing operations	45	(4)	11	(40)	12

Earnings from discontinued operations before income taxes	700	9	4	—	713
Provision (benefit) for income taxes	266	5	—	(4)	267

Earnings from discontinued operations	434	4	4	4	446

Net earnings (loss)	$479	$—	$15	$(36)	$458

The following table reflects the impact of the aforementioned adjustments on selected components of the Company’s Consolidated Statement of Earnings for the nine months ended September 30, 2004:

	As Previously Reported	Pensions and Other Postretirement Benefits	Other	Tax	As Restated

Earnings (loss) from continuing operations before income taxes	$60	$(16)	$5	$—	$49
Provision (benefit) for income taxes	(144)	(6)	5	55	(90)

Earnings (loss) from continuing operations	204	(10)	—	(55)	139

Earnings from discontinued operations before income taxes	737	9	5	—	751
Provision (benefit) for income taxes	280	5	—	(10)	275

Earnings from discontinued operations	457	4	5	10	476

Net earnings (loss)	$661	$(6)	$5	$(45)	$615

	For the Three Months Ended September 30, 2003		For the Nine Months Ended September 30, 2003

	As Previously Reported	Restated	As Previously Reported	Restated
Consolidated Statement of Earnings:
Net sales	$3,346	$3,367	$9,245	$9,264
Cost of goods sold	2,241	2,239	6,243	6,242

Gross profit	1,105	1,128	3,002	3,022
Selling, general and administrative expenses	630	628	1,895	1,895
Research and development costs	192	190	563	559
Restructuring costs and other	152	152	228	228

Earnings from continuing operations, before interest, other charges, net and income taxes	131	158	316	340
Interest expense	33	33	104	104
Other charges, net	9	9	39	39

Earnings from continuing operations before income taxes	89	116	173	197
Benefit for income taxes	(26)	(23)	(36)	(38)

Earnings from continuing operations	$115	$139	$209	$235

Earnings from discontinued operations, net of income taxes	$7	$7	$37	$34

NET EARNINGS	$122	$146	$246	$269

Basic and diluted net earnings per share:
Continuing operations	$.40	$.48	$.73	$.82
Discontinued operations	.02	.03	.13	.12

Total	$.42	$.51	$.86	$.94

The following table reflects the impact of the aforementioned adjustments on selected components of the Company’s Consolidated Statement of Earnings for the three months ended September 30, 2003:

	As Previously Reported	Pensions and Other Postretirement Benefits	Other	Tax	As Restated

Earnings from continuing operations before income taxes	$89	$8	$19	$—	$116
Provision (benefit) for income taxes	(26)	3	9	(9)	(23)

Earnings from continuing operations	115	5	10	9	139

Earnings from discontinued operations before income taxes	12	—	—	—	12
Provision for income taxes	5	—	—	—	5

Earnings from discontinued operations	7	—	—	—	7

Net earnings	$122	$5	$10	$9	$146

The following table reflects the impact of the aforementioned adjustments on selected components of the Company’s Consolidated Statement of Earnings for the nine months ended September 30, 2003

	As Previously Reported	Pensions and Other Postretirement Benefits	Other	Adjustments Relating to Prior Periods	Tax	As Restated

Earnings (loss) from continuing operations before income taxes	$173	$11	$14	$(1)	$—	$197
Provision (benefit) for income taxes	(36)	4	8	—	(14)	(38)

Earnings (loss) from continuing operations	209	7	6	(1)	14	235

Earnings (loss) from discontinued operations before income taxes	36	—	(3)	—	—	33
Benefit for income taxes	(1)	—	—	—	—	(1)

Earnings (loss) from discontinued operations	37	—	(3)	—	—	34

Net earnings (loss)	$246	$7	$3	$(1)	$14	$269

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

NOTE 2:  RECEIVABLES, NET
(in millions)

	September 30, 2004	December 31, 2003

		(Restated)
Trade receivables	$2,124	$2,002
Miscellaneous receivables	376	325

Total (net of allowances of $109 and $112)	$2,500	$2,327

Of the total trade receivable amounts of $2,124 million and $2,002 million as of September 30, 2004 and December 31, 2003, respectively, approximately $450 million and $536 million are expected to be settled through customer deductions in lieu of cash payments.  Such deductions represent rebates owed to the customer and are included in accounts payable and other current liabilities in the accompanying Consolidated Statement of Financial Position at each respective balance sheet date.

NOTE 3:  INVENTORIES, NET
(in millions)

	September 30, 2004	December 31, 2003

	(Restated)	(Restated)
Finished goods	$ l,027	$818
Work in process	320	300
Raw materials	402	328

	1,749	1,446
LIFO reserve	(322)	(368)

Total	$1,427	$1,078

The full-year 2004 estimated inventory usage is expected to result in the liquidation of LIFO inventory quantities.  In the aggregate, these inventories are carried at the lower costs prevailing in prior years as compared with the cost of current purchases.  The effect of these expected LIFO liquidations was to reduce cost of goods sold by $15 million and $50 million in the three and nine months ended September 30, 2004, respectively.

NOTE 4:  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $1,427 million and $1,349 million at September 30, 2004 and December 31, 2003, respectively.  The changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2004 were as follows:

(in millions)

	D&FIS	Health Imaging	Commercial Imaging	Graphic Commun- ications	Consolidated Total

					(Restated)
Balance at December 31, 2003	$732	$525	$93	$(1)	$1,349
Goodwill related to acquisitions	13	—	—	15	28
Goodwill written off related to disposals/ divestitures	(5)	—	—	—	(5)
Finalization of purchase accounting	4	45	—	7	56
Goodwill amortization	—	—	—	1	1
Currency translation adjustments	1	(3)	—	—	(2)

Balance at September 30, 2004	$745	$567	$93	$22	$1,427

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

The aggregate amount of goodwill added through the finalization of purchase accounting during the nine months ended September 30, 2004 of $56 million was primarily attributable to $36 million for the November 2003 purchase of Algotec Systems, Ltd., $9 million related to the October 2003 purchase of PracticeWorks, Inc., which are both within the Health Imaging segment, $7 million for the May 2004 purchase of the NexPress-related entities, which are within the Graphic Communications segment, and $4 million for an adjustment of a deferred tax asset relating to the purchase of Chinon.

Intangible assets net of accumulated amortization are included in other long-term assets in the Company’s Consolidated Statement of Financial Position.  The gross carrying amount and accumulated amortization by major intangible asset category as of September 30, 2004 and December 31, 2003 were as follows:

(in millions)

As of September 30, 2004

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

NOTE 5:  INCOME TAXES

A reconciliation between the U.S. federal income tax rate, the Company’s estimated annual effective tax rate and the income tax rate from continuing operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

	(Restated)	(Restated)	(Restated)	(Restated)
U.S. statutory tax rate	(35.0)%	35.0%	35.0%	35.0%
Increase (decrease) in statutory rate resulting from:
State and other income taxes, net of federal	(0.9)	0.8	0.9	0.8
Export sales and manufacturing credits	4.1	(3.9)	(4.1)	(3.9)
Operations outside the U.S.	22.6	(14.4)	(22.6)	(14.4)
Valuation allowance	(0.9)	—	0.9	—
Interest on reserves	(6.4)	—	6.4	—
Tax settlements, including interest	(0.4)	—	0.4	—
Other, net	(0.1)	(0.5)	0.1	(0.5)

Estimated annual effective tax rate	(17.0)	17.0	17.0	17.0
Impact from discrete period items:
Restructuring charges	(111.3)	(29.1)	(114.3)	(25.1)
Purchased in-process R&D	(8.6)	—	(6.6)	(2.2)
Tax settlements	—	—	(83.0)	—
NexPress-related charges	—	—	(2.2)	—
Burrell asset impairments	—	—	—	(1.0)
Intellectual property settlement	—	—	—	(1.2)
Intellectual property donation	—	—	—	(3.9)
Patent infringement settlement	—	—	—	(1.6)
Prior year acquisition settlement	—	—	—	(1.2)
Donation	—	(1.4)	—	(0.8)
Valuation allowances	19.1	—	6.1	—
Impact of the change in the estimated annual effective tax rate	(61.2)	(7.5)	—	—

Income tax rate	(179.0)%	(21.0)%	(183.0)%	(20.0)%

For the three month period ended September 30, 2004, the Company recorded discrete period tax benefits of $62 million, of which $65 million was in connection with the following items, which when aggregated, are taxed in jurisdictions with tax rates greater than the estimated annual effective tax rate:  restructuring charges of $264 million and $6 million for purchased in-process research and development costs from the acquisition of the imaging business of National Semiconductor Corporation.  Additionally, a discrete period tax provision of $3 million was the result of a valuation allowance adjustment.

For the three month period ended September 30, 2004, the impact of the change in the estimated annual effective tax rate from 20.0 percent for the second quarter of 2004 to 17.0 percent for the third quarter of 2004 is primarily attributable to expected increased earnings from operations in lower-taxed jurisdictions outside the U.S. relative to total consolidated earnings from operations and an increase in benefits from export sales.

For the nine month period ended September 30, 2004, the Company recorded discrete period tax benefits of $188 million, of which $150 million was in connection with the following items, which when aggregated, are taxed in jurisdictions with tax rates greater than the estimated annual effective tax rate:  restructuring charges of $505 million; a $16 million charge for purchased in-process research and development costs; and fixed asset write-offs and inventory write-downs totaling $5 million in connection with the Company’s historical ownership in the NexPress joint venture in connection with the acquisition of the NexPress-related entities.

Additionally, the Company received confirmation that the Internal Revenue Service (IRS) had provided a formal concession concerning the taxation of certain intercompany royalties, which could not legally be distributed to the Company as the parent entity.  The $32 million settlement was recorded as a discrete period tax benefit within earnings from continuing operations.  Further, the Company recorded a discrete period tax benefit of $9 million as a result of the settlement with the IRS in connection with the Company’s filing relating to the income tax reporting of a patent infringement litigation settlement.  The Company also recorded a $3 million tax provision as a result of a valuation allowance adjustment.

For the three month period ended September 30, 2003, the Company recorded discrete period tax benefits of $67 million in connection with the following items, which when aggregated, are taxed in jurisdictions with tax rates greater than the estimated annual effective tax rate:  restructuring charges of $185 million and an $8 million charge for a donation.

For the three month period ended September 30, 2003, the impact of the change in the estimated annual effective tax rate from 20.5 percent for the second quarter of 2003 to 17.0 percent for the third quarter of 2003 is primarily attributable to expected increased earnings from operations in lower-taxed jurisdictions outside the U.S. relative to total consolidated earnings from operations.

For the nine month period ended September 30, 2003, the Company recorded discrete period tax benefits of $134 million, of which $126 million was in connection with the following items, which when aggregated, are taxed in jurisdictions with tax rates greater than the estimated annual effective tax rate:  restructuring charges of $285 million; a $21 million charge for purchased in-process research and development costs; a $12 million charge relating to an intellectual property settlement; a $14 million charge relating to the settlement of a patent infringement claim; a $14 million charge for the settlement of certain issues relating to a prior year acquisition; a $9 million charge relating to the impairment of the Burrell Companies’ net assets held for sale; and $8 million relating to miscellaneous donations.   Additionally, a discrete period tax benefit of $8 million was recorded relating to the donation of intellectual property.

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

The Company and its subsidiary companies are involved in lawsuits, claims, investigations and proceedings, including product liability, commercial, intellectual property, environmental, and health and safety matters, which are being handled and defended in the ordinary course of business.  There are no such matters pending representing contingent losses that the Company and its General Counsel expect to be material in relation to the Company’s business, financial position, results of operations or cash flows.  However, included in the matters referenced above are three patent infringement lawsuits in which the Company is the plaintiff.  Although these lawsuits may result in the Company’s recovery of damages, the amount of the damages, if any, cannot be quantified at this time.  Accordingly, the Company has not recognized any gain in the financial statements as of September 30, 2004 in connection with these three matters.  See Note 16, “Subsequent Events,” regarding the October 12, 2004 settlement agreement between Sun Microsystems Inc. and the Company relating to one of the three patent infringement matters discussed above.

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

Restructuring Programs Summary

The activity in the accrued restructuring balances and the non-cash charges incurred in relation to all of the restructuring programs described below was as follows for the third quarter of 2004:

(in millions)

	Balance June 30, 2004	Costs Incurred	Reversals	Cash Payments	Non- Cash Settlements	Other Adjustments and Reclasses (1)	Balance Sept. 30, 2004

	(Restated)						(Restated)
2004-2006 Program:
Severance reserve	$84	$186	$—	$(32)	$—	$—	$238
Exit costs reserve	6	20	(1)	(14)	—	(5)	6

Total reserve	$90	$206	$(1)	$(46)	$—	$(5)	$244

Long-lived asset impairments and inventory write-downs	$—	$27	$—	$—	$(27)	$—	$—
Accelerated depreciation	$—	$31	$—	$—	$(31)	$—	$—

Q3 2003 Program:
Severance reserve	$102	$—	$(2)	$(42)	$—	$—	$58
Exit costs reserve	10	—	—	(2)	—	—	8

Total reserve	$112	$—	$(2)	$(44)	$—	$—	$66

Accelerated depreciation	$—	$3	$—	$—	$(3)	$—	$—

Q1 2003 Program:
Severance reserve	$9	$—	$—	$(1)	$—	$—	$8
Exit costs reserve	1	—	—	(1)	—	—	—

Total reserve	$10	$—	$—	$(2)	$—	$—	$8

Phogenix Program:
Exit costs reserve	$3	$—	$—	$—	$—	$—	$3

Q4 2002 Program:
Severance reserve	$4	$—	$—	$(2)	$—	$—	$2
Exit costs reserve	3	—	—	(1)	—	—	2

Total reserve	$7	$—	$—	$(3)	$—	$—	$4

2001 Programs:
Severance reserve	$3	$—	$—	$—	$—	$—	$3
Exit costs reserve	12	—	—	(1)	—	—	11

Total reserve	$15	$—	$—	$(1)	$—	$—	$14

Total of all restructuring programs	$237	$267	$(3)	$(96)	$(61)	$(5)	$339

(1)	The Other Adjustments and Reclasses column of the table above includes reclassifications to Other long-term liabilities in the Consolidated Statement of Financial Position.

The costs incurred, net of reversals, which total $264 million and $505 million for the three and nine months ended September 30, 2004, respectively, include $37 million and $93 million of charges related to accelerated depreciation and inventory write-downs, which were reported in cost of goods sold in the accompanying Consolidated Statement of Earnings for the three and nine months ended September 30, 2004, respectively.  The remaining costs incurred, net of reversals, of $227 million and $412 million were reported as restructuring costs and other in the accompanying Consolidated Statement of Earnings for the three and nine months ended September 30, 2004, respectively.

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

The Company implemented certain actions under this program during the second quarter of 2004.  As a result of these actions, the Company recorded charges of $143 million in the second quarter, which was composed of severance, long-lived asset impairments, exit costs and inventory write-downs of $98 million, $26 million, $17 million and $2 million, respectively.  The severance costs related to the elimination of approximately 2,700 positions, including approximately 1,350 photofinishing, 925 manufacturing, 275 research and development and 150 administrative positions.  The geographic composition of the positions to be eliminated includes approximately 2,250 in the United States and Canada and 450 throughout the rest of the world.  The reduction of the 2,700 positions and the $115 million charges for severance and exit costs are reflected in the 2004-2006 Restructuring Program table below.  The $26 million charge for long-lived asset impairments recorded during the second quarter, and the $1 million charge for long-lived asset impairments recorded in the first quarter, were included in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the nine months ended September 30, 2004.  The charges taken for inventory write-downs of $2 million were reported in cost of goods sold in the accompanying Consolidated Statement of Earnings for the nine months ended September 30, 2004.

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

The following table summarizes the activity with respect to the severance charges and exit costs recorded in connection with the focused cost reduction actions that the Company has committed to under the 2004-2006 Restructuring Program and the remaining balances in the related reserves at September 30, 2004:

(dollars in millions)

	Number of Employees	Severance Reserve	Exit Costs Reserve	Total	Long-lived Asset Impairments and Inventory Write-downs	Accelerated Depreciation

		(Restated)		(Restated)
Q1, 2004 charges	—	$—	$—	$—	$1	$2
Q1, 2004 utilization	—	—	—	—	(1)	(2)

Balance at 3/31/04	—	—	—	—	—	—
Q2, 2004 charges	2,700	98	17	115	28	23
Q2, 2004 utilization	(800)	(12)	(11)	(23)	(28)	(23)
Q2, 2004 other adj. & reclasses	—	(2)	—	(2)	—	—

Balance at 6/30/04	1,900	84	6	90	—	—
Q3, 2004 charges	3,200	186	20	206	27	31
Q3, 2004 reversal	—	—	(1)	(1)	—	—
Q3, 2004 utilization	(2,075)	(32)	(14)	(46)	(27)	(31)
Q3, 2004 reclass	—	—	(5)	(5)	—	—

Balance at 9/30/04	3,025	$238	$6	$244	$—	$—

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

The Company implemented certain actions under this Program during the first quarter of 2004.  As a result of these actions, the Company recorded charges of $57 million in the first quarter of 2004, which was composed of severance, exit costs, long-lived asset impairments and inventory write-downs of $44 million, $7 million, $4 million and $2 million, respectively.  The severance costs related to the elimination of approximately 2,000 positions, including approximately 850 photofinishing positions, 775 manufacturing positions and 375 administrative positions.  The geographic composition of the positions to be eliminated includes approximately 1,100 in the United States and Canada and 900 throughout the rest of the world.  The reduction of the 2,000 positions and the $51 million charges for severance and exit costs are reflected in the Third Quarter, 2003 Restructuring Program table below.  The $4 million charge for long-lived asset impairments was included in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the nine months ended September 30, 2004.  The charges taken for inventory write-downs of $2 million were reported in cost of goods sold in the accompanying Consolidated Statement of Earnings for the nine months ended September 30, 2004.

The following table summarizes the activity with respect to the severance charges and exit costs recorded in connection with the focused cost reduction actions that the Company has committed to under the Third Quarter, 2003 Restructuring Program and the remaining balances in the related reserves at September 30, 2004:

(dollars in millions)

	Number of Employees	Severance Reserve	Exit Costs Reserve	Total	Long-lived Asset Impairments and Inventory Write-downs	Accelerated Depreciation

		(Restated)		(Restated)
Q3, 2003 charges	1,700	$123	$—	$123	$1	$14
Q3, 2003 utilization	(100)	(3)	—	(3)	(1)	(14)

Balance at 9/30/03	1,600	120	—	120	—	—
Q4, 2003 charges	2,150	103	40	143	109	7
Q4, 2003 utilization	(2,025)	(48)	(28)	(76)	(109)	(7)
Q4, 2003 other adj. & reclasses	—	5	—	5	—	—

Balance at 12/31/03	1,725	180	12	192	—	—
Q1, 2004 charges	2,000	44	7	51	6	14
Q1, 2004 utilization	(2,075)	(76)	(5)	(81)	(6)	(14)
Q1, 2004 other adj. & reclasses	—	18	—	18	—	—

Balance at 3/31/04	1,650	166	14	180	—	—
Q2, 2004 charges	—	—	—	—	—	6
Q2, 2004 reversal	—	(2)	(2)	(4)	—	—
Q2, 2004 utilization	(1,375)	(62)	(2)	(64)	—	(6)

Balance at 6/30/04	275	102	10	112	—	—
Q3, 2004 charges	—	—	—	—	—	3
Q3, 2004 reversal	—	(2)	—	(2)	—	—
Q3, 2004 utilization	(225)	(42)	(2)	(44)	—	(3)

Balance at 9/30/04	50	$58	$8	$66	$—	$—

The severance charges of $44 million and the exit costs of $7 million taken in the first quarter of 2004 were reported in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the nine months ended September 30, 2004.  The severance costs and exit costs require the outlay of cash.  The Company made $180 million of severance payments and $9 million of exit cost payments related to the Third Quarter, 2003 Restructuring Program during the first three quarters of 2004.  In addition, the Company reversed $2 million of severance reserves during the third quarter of 2004, for a total of $4 million for the first three quarters of 2004, as severance payments to terminated employees were less than originally estimated.  Accordingly, severance reserve reversals of $2 million and $4 million were recorded in restructuring and other in the accompanying Consolidated Statement of Earnings for the three and nine months ended September 30, 2004, respectively.  During the nine months ended September 30, 2004, $2 million of exit costs reserves were reversed as the Company was able to settle a lease obligation for an amount that was less than originally estimated.  This reversal was included in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the nine months ended September 30, 2004.  The remaining severance payments relating to initiatives already implemented under the Third Quarter, 2003 Restructuring Program will be paid during periods through 2005 since, in many instances, the employees whose positions were eliminated can elect or are required to receive their severance payments over an extended period of time.  Most exit costs are expected to be paid during 2004.  However, certain costs, such as long-term lease payments, will be paid over periods after 2004.

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

The charges of $3 million recorded in the third quarter are applicable to manufacturing functions, which are shared across all segments.  The year-to-date charges of $80 million included $45 million applicable to the D&FIS segment, $6 million applicable to the Health Imaging segment and $1 million applicable to the Commercial Imaging segment.  The balance of $28 million was applicable to manufacturing, research and development, and administrative functions, as well as curtailment gains and losses, which are shared across all segments.

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

The following table summarizes the activity with respect to the severance and exit costs charges recorded in connection with the focused cost reduction actions that the Company has committed to under the First Quarter, 2003 Restructuring Program and the remaining balances in the related reserves at September 30, 2004:

(dollars in millions)

	Number of Employees	Severance Reserve	Exit Costs Reserve	Total	Long-lived Asset Impairments and Inventory Write-downs	Accelerated Depreciation

Q1, 2003 charges	425	$31	$—	$31	$—	$—
Q1, 2003 utilization	(150)	(2)	—	(2)	—	—

Balance at 3/31/03	275	29	—	29	—	—
Q2, 2003 charges	500	17	4	21	5	—
Q2, 2003 utilization	(500)	(13)	—	(13)	(5)	—

Balance at 6/30/03	275	33	4	37	—	—
Q3, 2003 charges	925	19	4	23	1	16
Q3, 2003 utilization	(400)	(12)	(1)	(13)	(1)	(16)

Balance at 9/30/03	800	40	7	47	—	—
Q4, 2003 charges	—	—	—	—	—	8
Q4, 2003 utilization	(625)	(17)	(3)	(20)	—	(8)

Balance at 12/31/03	175	23	4	27	—	—
Q1, 2004 charges	—	—	—	—	—	6
Q1, 2004 reversal	—	(1)	—	(1)	—	—
Q1, 2004 utilization	(150)	(11)	(3)	(14)	—	(6)

Balance at 3/31/04	25	11	1	12	—	—
Q2, 2004 charges	—	—	—	—	—	1
Q2, 2004 utilization	—	(2)	—	(2)	—	(1)

Balance at 6/30/04	25	9	1	10	—	—
Q3, 2004 utilization	(25)	(1)	(1)	(2)	—	—

Balance at 9/30/04	—	$8	$—	$8	$—	$—

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

NOTE 9:  RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

The components of net pension expense (income) for all major funded and unfunded U.S. and Non-U.S. defined benefit plans for the three and nine months ended September 30 are as follows:

(in millions)

	Three Months Ended September 30,				Nine Months Ended September 30,

	2004		2003		2004		2003

	U.S.	Non- U.S.	U.S.	Non- U.S.	U.S.	Non- U.S.	U.S.	Non- U.S.

	(Restated)				(Restated)		(Restated)
Service cost	$29	$10	$29	$9	$91	$27	$90	$29
Interest cost	96	39	103	36	294	115	306	109
Expected return on plan assets	(134)	(42)	(145)	(44)	(409)	(125)	(436)	(130)
Amortization of:
Transition obligation (asset)	—	(1)	—	(1)	—	(1)	1	(2)
Prior service cost	—	(4)	1	(7)	1	(14)	1	(22)
Actuarial loss	7	10	1	8	19	34	3	22

	(2)	12	(11)	1	(4)	36	(35)	6
Special termination benefits	—	—	—	2	—	1	—	15
Curtailment charge (credit)	—	—	—	—	8	(5)	—	—

Net pension (income) expense	(2)	12	(11)	3	4	32	(35)	21
Other plans including unfunded plans	—	5	—	4	—	15	—	14

Total net pension (income) expense	$(2)	$17	$(11)	$7	$4	$47	$(35)	$35

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

(in millions)

	Three Months Ended September 30, 2004

	Effect of Subsidy	Effect of Assumption Changes	Total

Service cost	$—	$—	$—
Interest cost	4	3	7
Amortization of the actuarial gain	4	2	6

	$8	$5	$13

(in millions)

	Nine Months Ended September 30, 2004

	Effect of Subsidy	Effect of Assumption Changes	Total

Service cost	$—	$1	$1
Interest cost	8	6	14
Amortization of the actuarial gain	8	4	12

	$16	$11	$27

The Company paid benefits totaling approximately $184 million relating to its U.S., United Kingdom and Canada postretirement benefit plans in the first nine months of 2004.  The Company expects to pay benefits of $61 million for its U.S., United Kingdom and Canada postretirement plans for the balance of 2004.

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

The Company has determined the pro forma net earnings and net earnings per share information as if the fair value method of SFAS No. 123, “Accounting for Stock-Based Compensation,” had been applied to its stock-based employee compensation.  The pro forma information is as follows:

(in millions, except per share data)

	Three Months Ended September 30		Nine Months Ended September 30

	2004	2003	2004	2003

	(Restated)	(Restated)	(Restated)	(Restated)
Net earnings, as reported	$458	$146	$615	$269
Deduct: Total compensation expense relating to stock options determined under fair value method of all awards, net of related tax effects	(3)	(2)	(10)	(11)

Pro forma net earnings	$455	$144	$605	$258

Earnings per share:
Basic and diluted - as reported	$1.60	$.51	$2.15	$.94
Basic and diluted - pro forma	$1.59	$.50	$2.11	$.90

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

NOTE 12:  COMPREHENSIVE INCOME
(in millions)

	Three Months Ended September 30		Nine Months Ended September 30

	2004	2003	2004	2003

	(Restated)	(Restated)	(Restated)	(Restated)
Net income	$458	$146	$615	$269
Unrealized (losses) gains on available-for-sale securities	(5)	4	(11)	9
Realized and unrealized gains from hedging activity	1	13	13	3
Currency translation adjustments	27	8	(31)	193
Minimum pension liability adjustment	14	—	(27)	—

Total comprehensive income	$495	$171	$559	$474

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

(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

	(Restated)	(Restated)	(Restated)	(Restated)
Net sales	$3,374	$3,536	$9,857	$9,748
Earnings from continuing operations	$14	$115	$120	$163
Basic and diluted earnings per share from continuing operations	$.05	$.40	$.42	$.57
Number of common shares used in:
Basic earnings per share	286.6	286.5	286.6	286.5
Diluted earnings per share	286.7	286.6	286.7	286.6

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

The contract with ITT includes a provision under which Kodak may receive up to $35 million in cash (the “Cash Amount”) from ITT depending on the amount of pension plan assets that are ultimately transferred from Kodak’s defined benefit pension plan trust in the U.S. to ITT.  The total amount of assets that Kodak will ultimately transfer to ITT will be actuarially determined in accordance with the applicable sections under the Treasury Regulations and ERISA (the “Transferred Assets”).  The Cash Amount will be equal to 50% of the amount by which the Transferred Assets exceed the maximum amount of assets that would be required to be transferred in accordance with the applicable U.S. Government Cost Accounting Standards (the “CAS Assets”), up to $35 million.  Based on preliminary actuarial valuations, the estimated Cash Amount is approximately $30 million.  Accordingly, the after-tax gain from the sale of RSS includes an estimated pre-tax amount of $30 million, representing the Company’s estimate of the Cash Amount that will be received following the transfer of the pension plan assets to ITT.  This amount has been recorded in assets of discontinued operations in the Company’s Consolidated Statement of Financial Position as of September 30, 2004.  Upon completion of the final actuarial valuation (expected during 2005), which will determine the Transferred Assets, the gain will be adjusted accordingly.

Total Company earnings from discontinued operations for the period July 1, 2004 through August 13, 2004 and for the three months ended September 30, 2003 were $8 million and $7 million respectively, net of an income tax benefit of $2 million and a tax provision for income tax of $6 million, respectively.  Earnings from discontinued operations for the period January 1, 2004 through August 13, 2004 and for the nine months ended September 30, 2003 of approximately $37 million and $34 million, respectively, were net of a provision for income tax of $6 million and an income tax benefit of $1 million, respectively.

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

-

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

-	The aerial and industrial materials operation will be moved into the D&FIS segment.

The Company has four reportable segments: Digital and Film Imaging Systems (D&FIS); Health Imaging; Commercial Imaging; and Graphic Communications.  The balance of the Company’s operations, which individually and in the aggregate do not meet the criteria of a reportable segment, are reported in All Other.

Segment financial information is shown below.

(in millions)

	Three Months Ended September 30		Nine Months Ended September 30

	2004	2003	2004	2003

	(Restated)	(Restated)	(Restated)	(Restated)
Net sales from continuing operations:
D&FIS	$2,318	$2,496	$6,641	$6,633
Health Imaging	642	571	1,945	1,727
Commercial Imaging	195	190	584	575
Graphic Communications	195	82	505	259
All Other	24	28	83	70

Consolidated total	$3,374	$3,367	$9,758	$9,264

Earnings (loss) from continuing operations before interest, other income (charges), net and income taxes:
D&FIS	$216	$230	$447	$298
Health Imaging	106	118	325	358
Commercial Imaging	33	24	95	75
Graphic Communications	(40)	(3)	(98)	5
All Other	(48)	(18)	(110)	(54)

Total of segments	267	351	659	682
Restructuring costs and other	(264)	(185)	(510)	(285)
Donation to technology enterprise	—	(8)	—	(8)
Impairment of Burrell Companies’ net assets	—	—	—	(9)
GE settlement	—	—	—	(12)
Patent infringement claim settlement	—	—	—	(14)
Prior year acquisition settlement	—	—	—	(14)

Consolidated total	$3	$158	$149	$340

Earnings (loss) from continuing operations:
D&FIS	$194	$196	$384	$249
Health Imaging	94	106	270	295
Commercial Imaging	29	21	77	58
Graphic Communications	(23)	(10)	(67)	(19)
All Other	(42)	(22)	(100)	(57)

Total of segments	252	291	564	526
Restructuring costs and other	(264)	(185)	(510)	(285)
Donation to technology enterprise	—	(8)	—	(8)
Impairment of Burrell Companies’ net assets	—	—	—	(9)
GE settlement	—	—	—	(12)
Patent infringement claim settlement	—	—	—	(14)
Prior year acquisition settlement	—	—	—	(14)
Interest expense	(43)	(33)	(130)	(104)
Other corporate items	3	2	7	8
Tax benefit - donation of patents	—	—	—	8
Income tax effects on above items and taxes not allocated to segments	64	72	208	139

Consolidated total	$12	$139	$139	$235

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

In April 2005, the Company restated its consolidated financial statements as of and for the year ended December 31, 2003.  In addition, the Company restated its quarterly consolidated financial statements for each of the quarterly periods in 2003 and for the first three quarters of 2004.  The restatement reflected adjustments to correct errors in the Company’s accounting for income taxes, accounting for pensions and other postretirement benefits as well as other miscellaneous adjustments.  The restatement resulted in the Company adjusting its previously reported net earnings for the three and nine month periods ended September 30, 2004 of $479 million ($1.67 per share) and $661 million ($2.31 per share), respectively, to net earnings of $458 million ($1.60 per share) and $615 million ($2.15 per share), respectively, and adjusting its previously reported net earnings for the three and nine month periods ended September 30, 2003 of $122 million ($.42 per share) and $246 million ($.86 per share), respectively, to net earnings of $146 million ($.51 per share) and $269 million ($.94 per share), respectively.  The nature and impact of these adjustments are described in Note 1: “Basis of Presentation and Restatement.”

SUMMARY
(in millions, except per share data)

	Three Months Ended September 30			Nine Months Ended September 30

	2004	2003	Change	2004	2003	Change

	(Restated)	(Restated)		(Restated)	(Restated)
Net sales	$3,374	$3,367	0%	$9,758	$9,264	+ 5%
Earnings from continuing operations before interest, other income(charges), net and income taxes	3	158	- 98	149	340	- 56
Earnings from continuing operations	12	139	- 91	139	235	- 41
Net earnings	458	146	+214	615	269	+129
Basic and diluted earnings per share:
Continuing operations	.04	.48	- 92.49		.82	- 40
Discontinued operations	1.56	.03		1.66	.12
Total	1.60	.51	+ 214	2.15	.94	+ 129

Net Sales from Continuing Operations by Reportable Segment and All Other
(in millions)

	Three Months Ended September 30			Nine Months Ended September 30

	2004	2003	Change	2004	2003	Change

	(Restated)	(Restated)		(Restated)	(Restated)
D&FIS
Inside the U.S.	$950	$1,030	- 8%	$2,637	$2,687	- 2%
Outside the U.S.	1,368	1,466	- 7	4,004	3,946	+ 1

Total D&FIS	2,318	2,496	- 7	6,641	6,633	+ 0

Health Imaging
Inside the U.S.	276	251	+ 10	811	755	+ 7
Outside the U.S.	366	320	+ 14	1,134	972	+ 17

Total Health Imaging	642	571	+ 12	1,945	1,727	+ 13

Commercial Imaging
Inside the U.S.	79	80	- 1	237	249	- 5
Outside the U.S.	116	110	+ 5	347	326	+ 6

Total Commercial Imaging	195	190	+ 3	584	575	+ 2

Graphic Communications
Inside the U.S.	100	42	+138	238	116	+105
Outside the U.S.	95	40	+138	267	143	+ 87

Total Graphic Communications	195	82	+138	505	259	+ 95

All Other
Inside the U.S.	9	12	- 25	41	33	+ 24
Outside the U.S.	15	16	- 6	42	37	+ 14

Total All Other	24	28	- 14	83	70	+ 19

Consolidated total	$3,374	$3,367	+ 0%	$9,758	$9,264	+ 5%

Earnings (Loss) from Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes by Reportable Segment and All Other
(in millions)

	Three Months Ended September 30			Nine Months Ended September 30

	2004	2003	Change	2004	2003	Change

	(Restated)	(Restated)		(Restated)	(Restated)
D&FIS	$216	$230	- 6%	$447	$298	+ 50%
Percent of Sales	9%	9%		7%	4%
Health Imaging	$106	$118	- 10%	$325	$358	- 9%
Percent of Sales	17%	21%		17%	21%
Commercial Imaging	$33	$24	+ 38%	$95	$75	+ 27%
Percent of Sales	17%	13%		16%	13%
Graphic Communications	$(40)	$(3)	-1,233%	$(98)	$5	- 2,060%
Percent of Sales	(21)%	(4)%		(19)%	2%
All Other	$(48)	$(18)	- 167%	$(110)	$(54)	- 104%
Percent of Sales	(200)%	(64)%		(133)%	(77)%

Total of segments	$267	$351	- 24%	$659	$682	- 3%
Percent of Sales	8%	10%		7%	7%
Restructuring costs and other	(264)	(185)		(510)	(285)
Donation to technology enterprise	—	(8)		—	(8)
Impairment of Burrell Companies’ net assets	—	—		—	(9)
GE settlement	—	—		—	(12)
Patent infringement claim settlement	—	—		—	(14)
Prior year acquisition settlement	—	—		—	(14)

Consolidated total	$3	$158	- 98%	$149	$340	- 56%

Earnings (Loss) From Continuing Operations by Reportable Segment and All Other
(in millions)

	Three Months Ended September 30			Nine Months Ended September 30

	2004	2003	Change	2004	2003	Change

	(Restated)	(Restated)		(Restated)	(Restated)
D&FIS	$194	$196	- 1%	$384	$249	+ 54%
Percent of Sales	8%	8%		6%	4%
Health Imaging	$94	$106	- 11%	$270	$295	- 8%
Percent of Sales	15%	19%		14%	17%
Commercial Imaging	$29	$21	+ 38%	$77	$58	+ 33%
Percent of Sales	15%	11%		13%	10%
Graphic Communications	$(23)	$(10)	- 130%	$(67)	$(19)	-253%
Percent of Sales	(12)%	(12)%		(13)%	(7)%
All Other	$(42)	$(22)	- 91%	$(100)	$(57)	- 75%
Percent of Sales	(175)%	(79)%		(120)%	(81)%

Total of segments	$252	$291	- 13%	$564	$526	+ 7%
Percent of Sales	7%	9%		6%	6%
Restructuring costs and other	(264)	(185)		(510)	(285)
Donation to technology enterprise	—	(8)		—	(8)
Impairment of Burrell Companies’ net assets	—	—		—	(9)
GE settlement	—	—		—	(12)
Patent infringement claim settlement	—	—		—	(14)
Prior year acquisition settlement	—	—		—	(14)
Interest expense	(43)	(33)		(130)	(104)
Other corporate items	3	2		7	8
Tax benefit - donation of patents	—	—		—	8
Income tax effects on above items and taxes not allocated to above	64	72		208	139

Consolidated total	$12	$139	- 91%	$139	$235	- 41%

COSTS AND EXPENSES
(in millions)

	Three Months Ended September 30			Nine Months Ended September 30

	2004	2003	Change	2004	2003	Change

	(Restated)	(Restated)		(Restated)	(Restated)
Gross profit	$1,078	$1,128	- 4%	$2,986	$3,002	- 1%
Percent of Sales	32.0%	33.5%		30.6%	32.6%
Selling, general and administrative expenses	$629	$628	0%	$1,793	$1,895	- 5%
Percent of Sales	18.6%	18.7%		18.4%	20.5%
Research and development costs	$219	$190	+15%	$629	$559	+ 13%
Percent of Sales	6.5%	5.6%		6.4%	6.0%

2004 COMPARED WITH 2003

Third Quarter

RESULTS OF OPERATIONS – CONTINUING OPERATIONS

CONSOLIDATED

Worldwide Revenues

Net worldwide sales were $3,374 million for the third quarter of 2004 as compared with $3,367 million for the third quarter of 2003, representing an increase of $7 million or unchanged as reported, or a decrease of 2% excluding the favorable impact of exchange.  The increase in net sales was primarily due to acquisitions and favorable exchange, which increased third quarter sales by approximately 4.5 and 2.6 percentage points, respectively.  The acquisitions of PracticeWorks, Kodak Versamark, NexPress and Laser Pacific contributed $164 million to third quarter sales.  These increases were partially offset by decreases in volumes of approximately 4.1 percentage points, driven primarily by declines in the film capture strategic product group (SPG) and the wholesale and retail photofinishing portions of the consumer output SPG, and declines in price/mix of approximately 2.9 percentage points, primarily driven by the consumer digital capture SPG and the film capture SPG.

Net sales in the U.S. were $1,414 million for the third quarter of 2004 as compared with $1,415 million for the prior year quarter, representing a decrease of $1 million, or 0%.  Net sales outside the U.S. were $1,960 million for the current quarter as compared with $1,952 million for the third quarter of 2003, representing an increase of $8 million, or unchanged as reported, or a decrease of 4% excluding the favorable impact of exchange.

Digital Strategic Product Groups’ Revenues

The Company’s digital product sales (excluding new technologies) were $1,283 million for the current quarter as compared with $947 million for the third quarter of 2003, representing an increase of $336 million, or 35%, primarily driven by the consumer digital capture SPG, the kiosks/media portion of the consumer output SPG, the home printing SPG, and digital acquisitions which include PracticeWorks, Laser Pacific, Kodak Versamark, and NexPress.  Excluding acquisitions, digital product sales increased 18% year over year.

Traditional Strategic Product Groups’ Revenues

 Net sales of the Company’s traditional products were $2,085 million for the current quarter as compared with $2,413 million for the third quarter of 2003, representing a decrease of $328 million, or 14%, primarily driven by declines in the film capture SPG and the wholesale and retail photofinishing portions of the consumer output SPG.

Foreign Revenues

The Company’s operations outside the U.S. are reported in three regions: (1) the Europe, Africa and Middle East region (EAMER), (2) the Asia Pacific region and (3) the Canada and Latin America region.  Net sales in the EAMER region were $1,017 million for the third quarter of 2004 as compared with $1,041 million for the prior year quarter, representing a decrease of $24 million, or 2% as reported, or a decrease of 9% excluding the favorable impact of exchange.  Net sales in the Asia Pacific region were $629 million for the current quarter as compared with $590 million for the prior year quarter, representing an increase of $39 million, or 7% as reported, or an increase of 4% excluding the favorable impact of exchange.  Net sales in the Canada and Latin America region were $314 million in the current quarter as compared with $321 million for the third quarter of 2003, representing a decrease of $7 million, or 2% as reported, or a decrease of 4% excluding the favorable impact of exchange.

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

Gross Profit

Gross profit was $1,078 million for the third quarter of 2004 as compared with $1,128 million for the third quarter of 2003, representing a decrease of $50 million, or 4%.  The gross profit margin was 32.0% in the current quarter as compared with 33.5% in the prior year quarter.  The 1.5 percentage point decrease was primarily attributable to declines due to price/mix, driven primarily by the consumer digital capture SPG and the film capture SPG, which reduced gross profit margins by approximately 3.8 percentage points These decreases were partially offset by: (1) manufacturing cost, which favorably impacted gross profit margins by approximately 1.1 percentage points, (2) acquisitions, which favorably impacted gross profit margins by approximately 0.7 percentage points, and (3) favorable exchange, which increased gross profit margins by approximately 0.5 percentage points.  The impact of manufacturing cost to gross profit includes charges relating to accelerated depreciation and inventory write-downs of $37 million in the current quarter and $33 million in the prior year quarter relating to focused cost reduction actions.  During the third quarter of 2004, the Company’s gross profit was favorably impacted by a LIFO liquidation of approximately $15 million versus $10 million in the third quarter of 2003.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) were $629 million for the third quarter of 2004 as compared with $628 million for the prior year quarter, representing an increase of $1 million.  SG&A remained unchanged as a percentage of sales at 19% for the third quarter of 2004 compared with the prior year quarter.  In the current year quarter, unfavorable exchange of $16 million and acquisition related SG&A of $66 million were mostly offset by the savings from the Company’s ongoing cost reduction actions.  The prior year quarter included charges of $8 million relating to a donation to Infotonics.

Research and Development Costs

Research and development costs (R&D) were $219 million for the third quarter of 2004 as compared with $190 million for the third quarter of 2003, representing an increase of $29 million, or 15%.  R&D as a percentage of sales remained unchanged at 6% in the third quarter of 2004 compared with the prior year quarter.  The increase in R&D is primarily attributable to acquisition related R&D, increased investments for digital growth initiatives, and a $6 million charge for in-process R&D relating to the acquisition of the imaging business of National Semiconductor Corporation.

Earnings From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

Earnings from continuing operations before interest, other income (charges), net and income taxes for the third quarter of 2004 were $3 million as compared with earnings of $158 million for the third quarter of 2003, representing a decrease of $155 million, or 98%.  This decrease is attributable to the reasons described above.

Interest Expense

Interest expense for the third quarter of 2004 was $43 million as compared with $33 million for the prior year quarter, representing an increase of $10 million, or 30%.  Higher interest expense is a result of higher year over year interest rates, as the Company has replaced its commercial paper borrowings with long-term debt issued in the fourth quarter of 2003.

Other Income (Charges), Net

The other income (charges), net component includes investment income, income and losses from equity investments, foreign exchange, and gains and losses on the sales of assets and investments.  Other income for the current quarter was $24 million as compared with other charges of $9 million for the third quarter of 2003.  The improvement is primarily attributable to the fact that in the prior period the NexPress investments were accounted for under the equity method and included in other income (charges).  As a result of the Company’s purchase of Heidelberg’s 50% interest in the NexPress joint venture, which closed on May 1, 2004, NexPress is consolidated in the Company’s Statement of Earnings and included in the Graphics Communications segment.

Income Tax Provision (Benefit)

The Company’s estimated annual effective tax rate from continuing operations for the third quarter of 2004 was consistent with the prior year at 17.0%.

During the third quarter of 2004, the Company recorded a tax benefit of $28 million on $16 million of pre-tax loss from continuing operations.  The tax benefit of $28 million for the quarter differs from the tax benefit of $3 million that results from applying the estimated annual effective tax rate to the pre-tax loss from continuing operations of $16 million due to discrete period tax benefits of $62 million net of a discrete period tax provision of $3 million as a result of a valuation allowance adjustment.  The discrete period tax benefits of $65 million resulted from the following: recording of tax benefits of $62 million associated with the net focused cost reduction charges of $264 million and tax benefits of $3 million associated with purchased in-process research and development costs of $6 million from the acquisition of the imaging business of National Semiconductor Corporation.  The focused cost reduction charges were incurred in jurisdictions that have tax rates that are greater than the estimated annual effective tax rate.

Earnings From Continuing Operations

The earnings from continuing operations for the third quarter of 2004 were $12 million, or $.04 per basic and diluted share, as compared with earnings from continuing operations for the third quarter of 2003 of $139 million, or $.48 per basic and diluted share, representing a decrease of $127 million, or 91% year over year.  This decrease in earnings from continuing operations is attributable to the reasons described above.

DIGITAL & FILM IMAGING SYSTEMS

Worldwide Revenues

Net worldwide sales for the Digital & Film Imaging Systems (D&FIS) segment were $2,318 million for the third quarter of 2004 as compared with $2,496 million for the third quarter of 2003, representing a decrease of $178 million, or 7% as reported, or a decrease of 10% excluding the favorable impact of exchange.  The decrease in net sales was comprised of decreases in volume, driven primarily by declines in the film capture SPG and the wholesale and retail photofinishing portions of the consumer output SPG, which reduced net sales by approximately 6.3 percentage points, and price/mix declines, driven by the consumer digital capture SPG and the traditional film capture SPG, which reduced net sales by approximately 3.2 percentage points.  These decreases were partially offset by favorable exchange, which contributed approximately 2.5 percentage points to net sales, and the acquisition of Laser-Pacific Media Corporation, which contributed approximately $9 million, or 0.1 percentage points, to net sales for the quarter.

D&FIS segment net sales in the U.S. were $950 million for the current quarter as compared with $1,030 million for the third quarter of 2003, representing a decrease of $80 million, or 8%.  D&FIS segment net sales outside the U.S. were $1,368 million for the third quarter of 2004 as compared with $1,466 million for the prior year quarter, representing a decrease of $98 million, or 7% as reported, or a decrease of 11% excluding the favorable impact of exchange.

Digital Strategic Product Groups’ Revenues

D&FIS segment digital product sales were $580 million for the current quarter as compared with $438 million for the third quarter of 2003, representing an increase of $142 million, or 32%, primarily driven by the consumer digital capture SPG, the picture maker kiosks/media portion of the consumer output SPG, and the home printing SPG.  Net worldwide sales of consumer digital capture products, which include consumer digital cameras, accessories, memory products, and royalties, increased 41% in the third quarter of 2004 as compared with the prior year quarter, primarily reflecting strong volume increases and favorable exchange, partially offset by negative price/mix.  Sales continue to be driven by strong consumer acceptance of the EasyShare digital camera system and the success of new digital camera product introductions during the quarter.

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

Traditional Strategic Product Groups’ Revenues

D&FIS segment traditional product sales were $1,738 million for the current quarter as compared with the $2,058 million for the third quarter of 2003, representing a decrease of $320 million or 16%, primarily driven by declines in the film capture and consumer output SPGs.  Net worldwide sales of the film capture SPG, including consumer roll film (35mm and APS film), one-time-use cameras (OTUC), professional films, reloadable traditional film cameras and batteries/videotape, decreased 20% in the third quarter of 2004 as compared with the third quarter of 2003, primarily reflecting volume declines and negative price/mix, partially offset by favorable exchange.

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

Gross Profit

Gross profit for the D&FIS segment was $725 million for the third quarter of 2004 as compared with $830 million for the prior year quarter, representing a decrease of $105 million or 13%.  The gross profit margin was 31.3% in the current year quarter as compared with 33.3% in the prior year quarter.  The 2.0 percentage point decline was comprised of decreases attributable to price/mix, driven by the consumer digital capture SPG and the film capture SPG, which reduced gross profit margins by approximately 4.7 percentage points.  This decrease was partially offset by the positive results from initiatives to reduce manufacturing costs, which improved gross profit margins by approximately 2.4 percentage points, and by favorable foreign exchange, which improved gross profit margins by approximately 0.3 percentage points.

Selling, General and Administrative Expenses

SG&A expenses for the D&FIS segment decreased $62 million, or 13%, from $483 million in the third quarter of 2003 to $421 million in the current quarter, and decreased as a percentage of sales from 19% for the third quarter of 2003 to 18% for the current quarter.  Ongoing cost reduction actions more than offset a negative impact from exchange of $12 million and acquisition related SG&A of $2 million.

Research and Development Costs

R&D costs for the D&FIS segment decreased $29 million, or 25%, from $117 million in the third quarter of 2003 to $88 million in the current quarter and decreased as a percentage of sales from 5% in the prior year quarter to 4% in the current year quarter.  The decrease in R&D year over year was primarily attributable to spending reductions related to traditional products and services, partially offset by increased investments for digital products.

Earnings From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

Earnings from continuing operations before interest, other income (charges), net and income taxes for the D&FIS segment declined $14 million, or 6%, from $230 million in the third quarter of 2003 to $216 million in the third quarter of 2004, primarily as a result of the factors described above.

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

Worldwide Revenues

Net worldwide sales for the Health Imaging segment were $642 million for the third quarter of 2004 as compared with $571 million for the prior year quarter, representing an increase of $71 million, or 12% as reported, or an increase of 9% excluding the favorable impact of exchange.  The increase in sales was comprised of: (1) an increase in volume of approximately 3.7 percentage points, driven primarily by volume increases in the digital capture and output SPGs, and the services SPG, (2) the PracticeWorks acquisition, which contributed $47 million or approximately 8.2 percentage points to third quarter sales, and (3) an increase from favorable exchange of approximately 3.0 percentage points.  These increases were partially offset by decreases attributable to price/mix of approximately 2.6 percentage points, primarily driven by the traditional medical film portion of the film capture and output SPG and the digital capture SPG.

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

Digital Strategic Product Groups’ Revenues

Health Imaging segment digital sales, which include laser printers (DryView imagers and wet laser printers), digital media (DryView and wet laser media), digital capture equipment (computed radiography capture equipment and digital radiography equipment), services, dental practice management software and Picture Archiving and Communications Systems (PACS), were $414 million for the current quarter as compared with $330 million for the third quarter of 2003, representing an increase of $84 million, or 25%, reflecting volume increases and favorable exchange, partially offset by negative price/mix.  The increase in digital product sales was primarily attributable to the PracticeWorks acquisition, the services SPG and the digital media portion of the digital output SPG.

Traditional Strategic Product Groups’ Revenues

Health Imaging segment traditional product sales, including analog film, equipment, chemistry and services, were $228 million for the current quarter as compared with $241 million for the third quarter of 2003, representing a decrease of $13 million or 5%.  The primary driver was lower volumes and price/mix for the film capture and output SPG, partially offset by favorable exchange.

Gross Profit

Gross profit for the Health Imaging segment was $271 million for the third quarter of 2004 as compared with $250 million in the prior year quarter, representing an increase of $21 million, or 8%.  The gross profit margin was 42.2% in the current quarter as compared with 43.8% in the third quarter of 2003.  The decrease in the gross profit margin of 1.6 percentage points was principally attributable to:  (1) manufacturing costs, which decreased gross profit margins by approximately 1.9 percentage points, and  (2) price/mix, which negatively impacted gross profit margins by 2.0 percentage points, driven by the traditional medical film portion of the film capture and output SPG and the digital capture SPG.  These decreases were partially offset by (1) increases due to the PracticeWorks acquisition, which increased gross profit margins by approximately 1.5 percentage points, and (2) favorable exchange, which contributed approximately 0.8 percentage points to the gross profit margins.

Selling, General and Administrative Expenses

SG&A expenses for the Health Imaging segment increased $23 million, or 26%, from $90 million in the third quarter of 2003 to $113 million for the current quarter, and increased as a percentage of sales from 16% to 18%.  The increase in SG&A expenses is primarily attributable to $23 million associated with the PracticeWorks acquisition.

Research and Development Costs

Third quarter R&D costs increased $10 million, or 24%, from $42 million in the third quarter of 2003 to $52 million in the current quarter, and increased as a percentage of sales from 7% to 8%.  The increase in R&D expenses is primarily attributable to increased spending to drive growth in selected areas of the product portfolio and $2 million associated with the PracticeWorks acquisition.

Earnings From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

Earnings from continuing operations before interest, other income (charges), net and income taxes for the Health Imaging segment decreased $12 million, or 10%, from $118 million for the prior year quarter to $106 million for the third quarter of 2004.  The decrease in earnings reflects the impact of lower gross profit margins, increased SG&A, and increased investment for growth in R&D.  The operating earnings margin rate is within the expected mid to upper teen range predicted earlier this year.

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

Worldwide Revenues

Net worldwide sales for the Commercial Imaging segment were $195 million for the third quarter of 2004 as compared with $190 million for the prior year quarter, representing an increase of $5 million, or 3% as reported, or a decrease of 1% excluding the favorable impact of exchange.  The increase in net sales was primarily comprised of favorable exchange, which increased sales by approximately 3.6 percentage points. This increase was partially offset by a decrease of approximately 1.2 percentage point due to decreased volumes primarily driven by declines in the micrographics equipment and media SPG, services and support SPG, and the imaging services SPG.  Price/mix had no significant impact on net sales.

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

Digital and Traditional Strategic Product Groups’ Revenues

Commercial Imaging segment digital product sales were $149 million for the current quarter as compared with $151 million for the third quarter of 2003, representing a decrease of $2 million, or 1%.  Segment traditional product sales were $46 million for the current quarter as compared with $39 million for the third quarter of 2003, representing an increase of $7 million, or 18%.  The primary driver was an increase in sales from the aerial and industrial materials SPG.

Gross Profit

Gross profit for the Commercial Imaging segment was $68 million for the third quarter of 2004 as compared with $60 million in the prior year quarter, representing an increase of $8 million, or 13%.  The gross profit margin was 34.9% in the current quarter as compared with 31.6% in the prior year quarter.  The increase in the gross profit margin of approximately 3.3 percentage points was primarily attributable to manufacturing cost improvements, which improved gross profit margins by approximately 1.5 percentage points, favorable exchange, which impacted gross profit margins by approximately 0.8 percentage points and price/mix, which improved gross profit margins by approximately 1.2 percentage points.

Selling, General and Administrative Expenses

SG&A expenses for the Commercial Imaging segment remained constant at $32 million in the third quarter of 2004 as compared with the prior year quarter, but decreased as a percentage of sales from 17% to 16%.

Research and Development Costs

Third quarter R&D costs for the Commercial Imaging segment were $3 million in the current quarter, representing a decrease of $1 million from the prior year quarter, but remained constant as a percentage of sales at 2%.

Earnings From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

Earnings from continuing operations before interest, other income (charges), net and income taxes for the Commercial Imaging segment increased $9 million, or 38%, from $24 million in the third quarter of 2003 to $33 million in the third quarter of 2004.  This increase is primarily attributable to the reasons described above.

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

Worldwide Revenues

Net worldwide sales for the Graphic Communications segment were $195 million for the third quarter of 2004 as compared with $82 million for the prior year quarter, representing an increase of $113 million, or 138% as reported, or 136% excluding the favorable impact of exchange.  The increase in net sales was primarily due to the Kodak Versamark and the NexPress-related entities acquisitions, which contributed $108 million to current quarter net sales for the Graphic Communications segment.

Net sales in the U.S. were $100 million for the current quarter as compared with $42 million for the prior year quarter, representing an increase of $58 million, or 138%.  Net sales outside the U.S. were $95 million in the third quarter of 2004 as compared with $40 million for the prior year quarter, representing an increase of $55 million, or 138% as reported, or an increase of 134% excluding the favorable impact of exchange.

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

Gross Profit

Gross profit for the Graphic Communications segment was $44 million for the third quarter of 2004 as compared with $10 million in the prior year quarter, representing an increase of $34 million, or 340%.  The gross profit margin was 22.6% in the current quarter as compared with 12.2% in the prior year quarter.  The increase in the gross profit margin of 10.4 percentage points was primarily attributable to the acquisitions of Kodak Versamark and the NexPress-related entities, which contributed approximately 19.1 percentage points to gross profit margins for the current quarter.  These increases were partially offset by: (1) an increase in manufacturing cost, which negatively impacted gross profit margins by approximately 6.3 percentage points,  (2) negative price/mix of 2.1 percentage points, and (3) unfavorable exchange which decreased gross profit margins by approximately 0.7 percentage point.

Selling, General and Administrative Expenses

SG&A expenses for the Graphic Communications segment were $52 million for the third quarter of 2004 as compared with $8 million in the prior year quarter, representing an increase of $44 million, and increased as a percentage of sales from 10% to 27%.  The increase in SG&A expenses is primarily attributable to the acquisitions of Kodak Versamark and the NexPress-related entities, which accounted for $42 million of SG&A expenses in the current quarter.

Research and Development Costs

Third quarter R&D costs for the Graphic Communications segment increased $27 million, from $5 million for the third quarter of 2003 to $32 million for the current quarter, and increased as a percentage of sales from 6% for the third quarter of 2003 to 16% for the current quarter.  The increase was primarily attributable to the acquisitions of Kodak Versamark and the NexPress-related entities, which accounted for $27 million of R&D expenses in the current quarter.

Loss From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

The loss from continuing operations before interest, other income (charges), net and income taxes for the Graphic Communications segment increased $37 million from a loss of $3 million in the third quarter of 2003 to a loss of $40 million in the third quarter of 2004.  This increase is primarily attributable to the acquisition of the NexPress-related entities on May 1, 2004.  As noted above, total operational dilution of $.30 to $.35 per share is expected from the NexPress-related entities for full year 2004, with the acquisition becoming accretive by 2007.

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

Loss From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

The loss from continuing operations before interest, other income (charges), net and income taxes for All Other was $48 million in the current quarter as compared with a loss of $18 million in the third quarter of 2003.  During the quarter, the Company recorded a $6 million R&D charge relating to the purchase of in-process R&D as part of the acquisition of the imaging business of National Semiconductor Corporation.  The increase in the loss from operations was primarily driven by new technologies, which include the inkjet development and display programs.

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

RESULTS OF OPERATIONS - DISCONTINUED OPERATIONS

Earnings from discontinued operations for the third quarter of 2004 were $1.56 per basic and diluted share primarily relating to the gain on the sale of RSS business, which contributed $439 million to earnings from discontinued operations.  Earnings from discontinued operations for the third quarter of 2003 were $.03 per basic and diluted share and were primarily related to $7 million of post-tax earnings from Kodak’s Remote Sensing Systems business.

NET EARNINGS

Net earnings for the third quarter of 2004 were $458 million, or $1.60 per basic and diluted share, as compared with net earnings for the third quarter of 2003 of $146 million, or $.51 per basic and diluted share, representing an increase of $312 million, or 214%.  This increase is primarily attributable to the gain on the sale of RSS.

Year to Date

RESULTS OF OPERATIONS – CONTINUING OPERATIONS

CONSOLIDATED

Worldwide Revenues

Net worldwide sales were $9,758 million for the nine months ended September 30, 2004 as compared with $9,264 million for the nine months ended September 30, 2003, representing an increase of $494 million or 5%, or an increase of 2% excluding the favorable impact of exchange.  The increase in net sales was primarily due to increased volumes, acquisitions and favorable exchange, which increased year-to-date sales by approximately 1.1, 4.5 and 3.5 percentage points, respectively.  The increase in volume was primarily driven by the consumer digital capture SPG, the picture maker kiosks/media portion of the consumer output SPG and the home printing solutions SPG.  In addition, the acquisitions of PracticeWorks, Scitex Digital Printing (now Kodak Versamark), NexPress and Laser Pacific contributed approximately $413 million to net sales for the nine months ended September 30, 2004.  These increases were partially offset by decreases attributable to price/mix, primarily driven by the consumer digital capture SPG and the film capture SPG, which reduced net sales for the nine months ended September 30, 2004 by approximately 3.7 percentage points.

Net sales in the U.S. were $3,964 million for the current year period as compared with $3,840 million for the prior year period, representing an increase of $124 million, or 3%.  Net sales outside the U.S. were $5,794 million for the current year period as compared with $5,424 million for the prior year period, representing an increase of $370 million, or 7% as reported, or an increase of 1% excluding the favorable impact of exchange.

Digital Strategic Product Groups’ Revenues

The Company’s digital product sales were $3,659 million for the nine months ended September 30, 2004 as compared with $2,614 million for the nine months ended September 30, 2003, representing an increase of $1,045 million, or 40%, primarily driven by the consumer digital capture SPG, the kiosks/media portion of the consumer output SPG and digital acquisitions.

Traditional Strategic Product Groups’ Revenues

Net sales of the Company’s traditional products were $6,079 million for the current period as compared with $6,636 million for the prior year period, representing a decrease of $557 million, or 8%, primarily driven by declines in the film capture SPG and the wholesale photofinishing portion of the consumer output SPG.

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

Gross Profit

Gross profit was $2,986 million for the nine months ended September 30, 2004 as compared with $3,022 million for the nine months ended September 30, 2003.  The gross profit margin was 30.6% in the current year period as compared with 32.6% in the prior year period.  The 2.0 percentage point decrease was primarily attributable to declines due to price/mix, driven primarily by the consumer digital capture SPG, the film capture SPG and health products and services, which reduced gross profit margins by approximately 4.6 percentage points.  These decreases were partially offset by: 1) manufacturing cost, which despite a $38 million net increase in charges for accelerated depreciation and inventory write-offs associated with ongoing cost reduction programs, favorably impacted gross profit margins by approximately 1.5 percentage points; 2) acquisitions, which favorably impacted gross profit margins by approximately 0.5 percentage points; and 3) exchange, which favorably impacted gross profit margins by approximately 0.4 percentage points.  In addition, during the first three quarters of 2004, the Company’s gross profit was favorably impacted by a LIFO liquidation of approximately $50 million versus $19 million for the nine months ended September 30, 2003.

Selling, General and Administrative Expenses

SG&A expenses were $1,793 million for the nine months ended September 30, 2004 as compared with $1,895 million for the nine months ended September 30, 2003, representing a decrease of $102 million, or 5%.  SG&A decreased as a percentage of sales from 20% for the prior year period to 18% for the current year period.  The decrease in SG&A is primarily attributable to cost savings in the current year period realized from position eliminations associated with ongoing cost reduction programs, a decrease in advertising spend of $73 million, and $57 million of one-time charges incurred in the prior year period relating to three legal settlements, an asset impairment and a contribution.  These decreases were partially offset by unfavorable exchange of $54 million and SG&A of acquisitions of $154 million.

Research and Development Costs

R&D costs were $629 million for the nine months ended September 30, 2004 as compared with $559 million for the nine months ended September 30, 2003, representing an increase of $70 million, or 13%.  R&D as a percentage of sales remained constant at 6%.   The increase in R&D is primarily attributable to acquisition related R&D and an increase in investments for digital growth initiatives.  Write-offs for purchased in-process R&D associated with acquisitions made in the nine months ended September 30, 2004 were $16 million as compared with $21 million for acquisitions made in the nine months ended September 30, 2003.

Earnings From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

Earnings from continuing operations before interest, other income (charges), net and income taxes for the nine months ended September 30, 2004 were $149 million as compared with $340 million for the nine months ended September 30, 2003, representing a decrease of $191 million, or 56%.  This decrease is primarily attributable to the reasons described above.

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

Other Income (Charges), Net

The other income (charges), net component includes investment income, income and losses from equity investments, foreign exchange, and gains and losses on the sales of assets and investments.  Other income for the current year period was $30 million as compared with other charges of $39 million for the prior year period.  The improvement is primarily attributable to increased income from the Company’s equity investment in Kodak Polychrome Graphics (KPG), elimination of losses from the Company’s equity investment in the discontinued Phogenix venture and the fact that in the prior period the NexPress investments were accounted for under the equity method and included in other income (charges).  As a result of the Company’s purchase of Heidelberg’s 50% interest in the NexPress joint venture, which closed on May 1, 2004, NexPress is consolidated in the Company’s Statement of Earnings and included in the Graphics Communications segment.

Income Tax Provision (Benefit)

The Company’s estimated annual effective tax rate from continuing operations for the nine months ended September 30, 2004 was consistent with the prior year at 17.0%.

During the nine months ended September 30, 2004, the Company recorded a tax benefit of $90 million on $49 million of pre-tax income.  The tax benefit of $90 million for the current year period differs from the tax provision of $8 million that results from applying the estimated annual effective tax rate from continuing operations due to discrete period tax benefits of $188 million net of a discrete period tax provision of $3 million as a result of a valuation allowance adjustment.  The discrete period tax benefits of $191 million resulted from the following: recording of tax benefits of $142 million associated with the net focused cost reduction charges of $505 million, a tax benefit of $32 million relating to the Internal Revenue Service’s (IRS) concession concerning the taxation of certain intercompany royalties which could not legally be distributed to the parent, a tax benefit of $9 million resulting from an IRS settlement in connection with the Company’s filing position relating to the income tax reporting of a patent infringement litigation settlement, tax benefits of $6 million associated with a $16 million charge for purchased in-process R&D costs, and tax benefits of $2 million associated with inventory write-downs and fixed asset write-offs of $5 million relating to the Company’s historical ownership in the NexPress joint venture in connection with the acquisition of the NexPress-related entities from Heidelberger Druckmaschinen.  The net focused cost reduction charges, NexPress-related charges and the purchased in-process R&D charge were incurred in jurisdictions that have tax rates that are greater than the estimated annual effective tax rate.

Earnings From Continuing Operations

The earnings from continuing operations for the nine months ended September 30, 2004 were $139 million, or $.49 per basic and diluted share, as compared with earnings from continuing operations for the nine months ended September 30, 2003 of $235 million, or $.82 per basic and diluted share, representing a decrease of $96 million, or 41%.  This decrease in earnings from continuing operations is attributable to the reasons described above.

DIGITAL & FILM IMAGING SYSTEMS

Worldwide Revenues

Net worldwide sales for the D&FIS segment were $6,641 million for the nine months ended September 30, 2004 as compared with $6,633 million for the nine months ended September 30, 2003, representing an increase of $8 million, or 0% as reported, or a decrease of 3% excluding the favorable impact of exchange.  The increase in net sales was comprised of increases related to favorable exchange which increased net sales by approximately 3.4 percentage points and volume driven primarily by the consumer digital capture SPG and the picture maker kiosks/media portion of the consumer output SPG, which increased sales by approximately 0.7 percentage points.  In addition, the acquisition of Laser-Pacific Media Corporation contributed approximately $26 million, or 0.4 percentage points, to net sales for the nine months ended September 30, 2004.  These increases were partially offset by negative price/mix, driven primarily by the film capture SPG and the consumer digital capture SPG, which reduced net sales by approximately 4.1 percentage points.

D&FIS segment net sales in the U.S. were $2,637 million for the current year period as compared with $2,687 million for the prior year period, representing a decrease of $50 million, or 2%.  D&FIS segment net sales outside the U.S. were $4,004 million for the current year period as compared with $3,946 million for the prior year period, representing an increase of $58 million, or 1% as reported, or a decrease of 4% excluding the favorable impact of exchange.

Digital Strategic Product Groups’ Revenues

D&FIS segment digital product sales were $1,635 million for the current year period as compared with $1,092 million for the prior year period, representing an increase of $543 million, or 50%, primarily driven by the consumer digital capture SPG.  Net worldwide sales of consumer digital capture products, which include consumer digital cameras, accessories, memory products, and royalties, increased 71% in the nine months ended September 30, 2004 as compared with the nine months ended September 30, 2003, primarily reflecting strong volume increases and favorable exchange, partially offset by negative price/mix.  Sales continue to be driven by strong consumer acceptance of the EasyShare digital camera system and the success of new digital camera product introductions during the current year period.

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

Traditional Strategic Product Groups’ Revenues

D&FIS segment traditional product sales were $5,006 million for the current year period as compared with $5,541 million for the prior year period, representing a decrease of $535 million or 10%, primarily driven by declines in film capture and consumer output.  Net worldwide sales of the film capture SPG, including consumer roll film (35mm and APS film), one-time-use cameras (OTUC), professional films, reloadable traditional film cameras and batteries/videotape, decreased 14% in the nine months ended September 30, 2004 as compared with the nine months ended September 30, 2003, primarily reflecting volume declines and negative price/mix experienced for all significant film capture product categories.  These declines were partially offset by favorable exchange.

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

Gross Profit

Gross profit for the D&FIS segment was $1,941 million for the nine months ended September 30, 2004 as compared with $2,085 million for the prior year period, representing a decrease of $144 million or 7%.  The gross profit margin was 29.2% in the current year period as compared with 31.4% in the prior year period.  The 2.2 percentage point decline was comprised of decreases attributable to price/mix, primarily driven by the film capture SPG and the consumer digital capture SPG, which reduced gross profit margins by approximately 5.7 percentage points.  This decrease was partially offset by the positive results from initiatives to reduce manufacturing costs, which improved gross profit margins by approximately 3.7 percentage points.

Selling, General and Administrative Expenses

SG&A expenses for the D&FIS segment decreased $221 million, or 15%, from $1,430 million in the nine months ended September 30, 2003 to $1,209 million in the current year period, and decreased as a percentage of sales from 22% for the nine months ended September 30, 2003 to 18% for the current year period.  The decrease is primarily attributable to a decline in advertising spend of $80 million and cost savings realized from position eliminations associated with ongoing focused cost reduction programs.  These decreases were partially offset by an unfavorable impact from exchange of $39 million.

Research and Development Costs

R&D costs for the D&FIS segment decreased $72 million, or 20%, from $357 million in the nine months ended September 30, 2003 to $285 million in the current year period and decreased as a percentage of sales from 5% in the prior year period to 4% in the current year period.  The decrease in R&D was partly attributable to a $21 million charge incurred in the nine months ended September 30, 2003 for the write-off of purchased in-process R&D, with no such charge incurred in the current year period for D&FIS.  The balance of the decrease was due to a decline in spending related to consumer and professional imaging traditional products and services, which was partially offset by an increase in R&D spending for digital products.

Earnings From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

Earnings from continuing operations before interest, other income (charges), net and income taxes for the D&FIS segment increased $149 million, or 50%, from $298 million in the nine months ended September 30, 2003 to $447 million in the nine months ended September 30, 2004, primarily as a result of the factors described above.

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

Worldwide Revenues

Net worldwide sales for the Health Imaging segment were $1,945 million for the nine months ended September 30, 2004 as compared with $1,727 million for the prior year period, representing an increase of $218 million, or 13% as reported, or an increase of 9% excluding the favorable impact of exchange.  The increase in sales was comprised of: (1) an increase in volume of approximately 3.6 percentage points, driven primarily by volume increases in the digital capture SPG and the services SPG, (2) the PracticeWorks acquisition, which contributed $146 million or approximately 8.5 percentage points to the current year period sales, and (3) an increase from favorable exchange of approximately 3.7 percentage points.  These increases were partially offset by decreases attributable to price/mix of approximately 3.2 percentage points, primarily driven by the digital output SPG, the digital capture SPG and the film capture and output SPG.

Net sales in the U.S. were $811 million for the current year period as compared with $755 million for the prior year period, representing an increase of $56 million, or 7%.  Net sales outside the U.S. were $1,134 million for the nine months ended September 30, 2004 as compared with $972 million for the prior year period, representing an increase of $162 million, or 17% as reported, or 10% excluding the favorable impact of exchange.

Digital Strategic Product Groups’ Revenues

Health Imaging segment digital sales, which include laser printers (DryView imagers and wet laser printers), digital media (DryView and wet laser media), digital capture equipment (computed radiography capture equipment and digital radiography equipment), services, dental practice management software and Picture Archiving and Communications Systems (PACS), were $1,242 million for the current year period as compared with $998 million for the nine months ended September 30, 2003, representing an increase of $244 million, or 24%.  The increase in digital product sales was primarily attributable to the PracticeWorks acquisition and higher volumes of digital capture equipment, digital media and services.

Traditional Strategic Product Groups’ Revenues

Health Imaging segment traditional product sales, including analog film, equipment, chemistry and services, were $703 million for the current year period as compared with $729 million for the nine months ended September 30, 2003, representing a decrease of $26 million or 4%, with the decrease mainly attributable to decreases in volume and negative price/mix from analog medical film, partially offset by favorable exchange.

Gross Profit

Gross profit for the Health Imaging segment was $823 million for the nine months ended September 30, 2004 as compared with $742 million in the prior year period, representing an increase of $81 million, or 11%.  The gross profit margin was 42.3% in the current year period as compared with 43.0% in the nine months ended September 30, 2003.  The decrease in the gross profit margin of 0.7 percentage points was principally attributable to: (1) price/mix, which negatively impacted gross profit margins by 1.9 percentage points driven by the digital media portion of the digital output SPG and the traditional medical film portion of the film capture and output SPG, and (2) an increase in manufacturing cost, which decreased gross profit margins by approximately 1.1 percentage points due to an increase in silver prices during the current year partially offset by increased manufacturing productivity.  These decreases were partially offset by increases due to the PracticeWorks acquisition, which increased gross profit margins by approximately 1.5 percentage points, and favorable exchange, which contributed approximately 0.8 percentage points to the gross profit margins.

Selling, General and Administrative Expenses

SG&A expenses for the Health Imaging segment increased $85 million, or 32%, from $265 million in the nine months ended September 30, 2003 to $350 million for the current year period, and increased as a percentage of sales from 15% in the prior year period to 18% in the current year period.  The increase in SG&A expenses is primarily attributable to $67 million associated with the PracticeWorks acquisition, increased investment for growth initiatives, and unfavorable effects of foreign exchange of $9 million.

Research and Development Costs

R&D costs increased $29 million, or 24%, from $119 million in the nine months ended September 30, 2003 to $148 million in the nine months ended September 30, 2004, and increased as a percentage of sales from 7% for the nine months ended September 30, 2003 to 8% for the current year period.  The increase in R&D expenses is primarily attributable to increased spending to drive growth in selected areas of the product portfolio and $7 million associated with the PracticeWorks acquisition.

Earnings From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

Earnings from continuing operations before interest, other income (charges), net and income taxes for the Health Imaging segment decreased $33 million, or 9%, from $358 million for the prior year period to $325 million for the nine months ended September 30, 2004 due primarily to the reasons described above.

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

Worldwide Revenues

Net worldwide sales for the Commercial Imaging segment were $584 million for the nine months ended September 30, 2004 as compared with $575 million for the prior year period, representing an increase of $9 million, or 2% as reported, or a decrease of 3% excluding the favorable impact of exchange.  The increase in net sales was primarily comprised of an increase of approximately 5.0 percentage points due to favorable exchange, which was partially offset by declines due to volume of approximately 3.4 percentage points, primarily driven by declines in the micrographics equipment and media SPG.

Net sales in the U.S. were $237 million for the current year period as compared with $249 million for the prior year period, representing a decrease of $12 million, or 5%.  Net sales outside the U.S. were $347 million in the nine months ended September 30, 2004 as compared with $326 million for the prior year period, representing an increase of $21 million, or 6% as reported, or a decrease of 2% excluding the favorable impact of exchange.

Gross Profit

Gross profit for the Commercial Imaging segment was $200 million for the nine months ended September 30, 2004 as compared with $192 million in the prior year period, representing an increase of $8 million, or 4%.  The gross profit margin was 34.3% in the current year period as compared with 33.4% in the prior year period.  The increase in the gross profit margin was attributable to a decrease in manufacturing cost, which improved gross profit margins by approximately 1.0 percentage point, and favorable exchange, which improved gross margins by approximately 0.8 percentage points.  The improvements in manufacturing costs and the favorable exchange were partially offset by decreases in price/mix, which reduced gross profit margins by approximately 0.9 percentage points primarily driven by declines for the aerial and industrial materials SPG.

Selling, General and Administrative Expenses

SG&A expenses for the Commercial Imaging segment decreased $3 million, or 3%, from $99 million in the nine months ended September 30, 2003 to $96 million for the current year period, and decreased as a percentage of sales from 17% in the prior year period to 16% in the current year period.

Research and Development Costs

R&D costs for the Commercial Imaging segment decreased $9 million in the nine months ended September 30, 2004, or 50%, from $18 million for the nine months ended September 30, 2003 to $9 million for the current year period, and decreased as a percentage of sales from 3% in the prior year period to 2% in the current year period, primarily due to a decrease in investments in film development.

Earnings From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

Earnings from continuing operations before interest, other income (charges), net and income taxes for the Commercial Imaging segment increased $20 million, or 27%, from $75 million in the nine months ended September 30, 2003 to $95 million in the nine months ended September 30, 2004.  This increase is primarily attributable to the reasons described above.

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

Net sales in the U.S. were $238 million for the current year period as compared with $116 million for the prior year period, representing an increase of $122 million, or 105%.  Net sales outside the U.S. were $267 million in the nine months ended September 30, 2004 as compared with $143 million for the prior year period, representing an increase of $124 million, or 87% as reported, or an increase of 85% excluding the favorable impact of exchange.

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

Gross Profit

Gross profit for the Graphic Communications segment was $91 million for the nine months ended September 30, 2004 as compared with $45 million in the prior year period, representing an increase of $46 million, or 102%.  The gross profit margin was 18.0% in the current year period as compared with 17.4% in the prior year period.  The increase in the gross profit margin of approximately 0.6 percentage point was primarily attributable to the acquisitions of Kodak Versamark and the NexPress-related entities, which contributed 12.9 percentage points to gross profit margin for the current year period.  This is despite the fact that Kodak Versamark’s margins were negatively affected by the impact of the purchase accounting for the inventory that was acquired with Kodak Versamark at its fair value, which was sold in the first three quarters of 2004.  This negative impact was partially offset by a positive impact of purchase accounting for the inventory that was acquired with the NexPress-related entities at its fair value.  Excluding the impact of purchase accounting, Kodak Versamark and the NexPress-related entities would have favorably impacted gross profit margins by approximately 14.6 percentage points during the current year period.  Partially offsetting the favorable impact of acquisitions were: (1) an increase in manufacturing cost, which negatively impacted gross profit margins by approximately 10.4 percentage points, primarily due to an increase in silver prices and additional costs incurred in relation to the relocation of manufacturing facilities for graphics products from Mexico to Great Britain and the U.S., (2) negative exchange, which reduced gross profit margins by approximately 1.0 percentage points, and (3) negative price/mix of 0.8 percentage points.

Selling, General and Administrative Expenses

SG&A expenses for the Graphic Communications segment were $111 million for the nine months ended September 30, 2004 as compared with $23 million in the prior year period, representing an increase of $88 million, or 383%, and increased as a percentage of sales from 9% in the prior year period to 22% in the current year period.  The increase in SG&A expenses is primarily attributable to the acquisitions of Kodak Versamark and the NexPress-related entities, which together accounted for $82 million of SG&A expenses in the current year period.

Research and Development Costs

R&D costs for the Graphic Communications segment increased $61 million, or 359%, from $17 million for the nine months ended September 30, 2003 to $78 million for the current period, and increased as a percentage of sales from 7% in the prior year period to 15% in the current year period.  The increase was primarily attributable to the acquisitions of Kodak Versamark and the NexPress-related entities, which together accounted for $62 million of R&D in the current period, which includes a $10 million charge for purchased in-process R&D associated with the Kodak Versamark and NexPress-related entities acquisition.

Earnings (Loss) From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

Earnings (loss) from continuing operations before interest, other income (charges), net and income taxes for the Graphic Communications segment decreased $103 million from earnings of $5 million in the nine months ended September 30, 2003 to a loss of $98 million in the nine months ended September 30, 2004.  This decrease is primarily attributable to the acquisition of the NexPress-related entities on May 1, 2004, the purchase of Scitex Digital Printing (now Kodak Versamark) on January 5, 2004, and the other factors described above.  As noted above, total operational dilution of $.30 to $.35 per share is expected from the NexPress-related entities for full year 2004, with the acquisition becoming accretive by 2007, and Kodak Versamark is expected to be slightly dilutive through the end of the year and accretive thereafter.

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

Loss From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

The loss from continuing operations before interest, other income (charges), net and income taxes for All Other was $110 million in the current year period as compared with a loss of $54 million in the nine months ended September 30, 2003, primarily driven by increased levels of investment for the Company’s inkjet development and display programs.

RESULTS OF OPERATIONS - DISCONTINUED OPERATIONS

Earnings from discontinued operations for the nine months ended September 30, 2004 were $1.66 per basic and diluted share primarily relating to the sale of Kodak’s Remote Sensing Systems business, which contributed $462 million to earnings from discontinued operations, including the after-tax gain on the sale of $439 million.  Earnings from discontinued operations for the nine months ended September 30, 2003 were $.12 per basic and diluted share and were primarily related to the reversal of a $15 million tax reserve resulting from the elimination of the uncertainty surrounding the realizability of certain tax benefits and $23 million of post-tax earnings from Kodak’s Remote Sensing Systems business.

NET EARNINGS

Net earnings for the nine months ended September 30, 2004 were $615 million, or $2.15 per basic and diluted share, as compared with net earnings for the nine months ended September 30, 2003 of $269 million, or $.94 per basic and diluted share, representing an increase of $346 million, or 129%.  This increase is primarily attributable to the reasons outlined above.

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

Restructuring Programs Summary

The activity in the accrued restructuring balances and the non-cash charges incurred in relation to all of the restructuring programs described below was as follows for the third quarter of 2004:

(in millions)

	Balance June 30, 2004	Costs Incurred	Reversals	Cash Payments	Non-cash Settlements	Other Adjustments and Reclasses (1)	Balance Sept. 30, 2004

	(Restated)						(Restated)
2004-2006 Program:
Severance reserve	$84	$186	$—	$(32)	$—	$—	$238
Exit costs reserve	6	20	(1)	(14)	—	(5)	6

Total reserve	$90	$206	$(1)	$(46)	$—	$(5)	$244

Long-lived asset impairments and inventory write-downs	$—	$27	$—	$—	$(27)	$—	$—
Accelerated depreciation	$—	$31	$—	$—	$(31)	$—	$—

Q3 2003 Program:
Severance reserve	$102	$—	$(2)	$(42)	$—	$—	$58
Exit costs reserve	10	—	—	(2)	—	—	8

Total reserve	$112	$—	$(2)	$(44)	$—	$—	$66

Accelerated depreciation	$—	$3	$—	$—	$(3)	$—	$—

Q1 2003 Program:
Severance reserve	$9	$—	$—	$(1)	$—	$—	$8
Exit costs reserve	1	—	—	(1)	—	—	—

Total reserve	$10	$—	$—	$(2)	$—	$—	$8

Phogenix Program:
Exit costs reserve	$3	$—	$—	$—	$—	$—	$3

Q4 2002 Program:
Severance reserve	$4	$—	$—	$(2)	$—	$—	$2
Exit costs reserve	3	—	—	(1)	—	—	2

Total reserve	$7	$—	$—	$(3)	$—	$—	$4

2001 Programs:
Severance reserve	$3	$—	$—	$—	$—	$—	$3
Exit costs reserve	12	—	—	(1)	—	—	11

Total reserve	$15	$—	$—	$(1)	$—	$—	$14

Total of all restructuring programs	$237	$267	$(3)	$(96)	$(61)	$(5)	$339

(1)	The Other Adjustments and Reclasses column of the table above includes reclassifications to Other long-term liabilities in the Consolidated Statement of Financial Position.

The costs incurred, net of reversals, which total $264 million and $505 million for the three and nine months ended September 30, 2004, respectively, include $37 million and $93 million of charges related to accelerated depreciation and inventory write-downs, which were reported in cost of goods sold in the accompanying Consolidated Statement of Earnings for the three and nine months ended September 30, 2004, respectively.  The remaining costs incurred, net of reversals, of $227 million and $412 million were reported as restructuring costs and other in the accompanying Consolidated Statement of Earnings for the three and nine months ended September 30, 2004, respectively.

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

The Company implemented certain actions under this program during the second quarter of 2004.  As a result of these actions, the Company recorded charges of $143 million in the second quarter, which was composed of severance, long-lived asset impairments, exit costs and inventory write-downs of $98 million, $26 million, $17 million and $2 million, respectively.  The severance costs related to the elimination of approximately 2,700 positions, including approximately 1,350 photofinishing, 925 manufacturing, 275 research and development and 150 administrative positions.  The geographic composition of the positions to be eliminated includes approximately 2,250 in the United States and Canada and 450 throughout the rest of the world.  The reduction of the 2,700 positions and the $115 million charges for severance and exit costs are reflected in the 2004-2006 Restructuring Program table below.  The $26 million charge for long-lived asset impairments recorded during the second quarter, and the $1 million charge for long-lived asset impairments recorded in the first quarter, were included in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the nine months ended September 30, 2004.  The charges taken for inventory write-downs of $2 million were reported in cost of goods sold in the accompanying Consolidated Statement of Earnings for the nine months ended September 30, 2004.

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

The following table summarizes the activity with respect to the severance charges and exit costs recorded in connection with the focused cost reduction actions that the Company has committed to under the 2004-2006 Restructuring Program and the remaining balances in the related reserves at September 30, 2004:

(dollars in millions)

	Number of Employees	Severance Reserve	Exit Costs Reserve	Total	Long-lived Asset Impairments and Inventory Write-downs	Accelerated Depreciation

		(Restated)		(Restated)
Q1, 2004 charges	—	$—	$—	$—	$1	$2
Q1, 2004 utilization	—	—	—	—	(1)	(2)

Balance at 3/31/04	—	—	—	—	—	—
Q2, 2004 charges	2,700	98	17	115	28	23
Q2, 2004 utilization	(800)	(12)	(11)	(23)	(28)	(23)
Q2, 2004 other adj. & reclasses	—	(2)	—	(2)	—	—

Balance at 6/30/04	1,900	84	6	90	—	—
Q3, 2004 charges	3,200	186	20	206	27	31
Q3, 2004 reversal	—	—	(1)	(1)	—	—
Q3, 2004 utilization	(2,075)	(32)	(14)	(46)	(27)	(31)
Q3, 2004 other adj. & reclasses	—	—	(5)	(5)	—	—

Balance at 9/30/04	3,025	$238	$6	$244	$—	$—

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

The Company implemented certain actions under this Program during the first quarter of 2004.  As a result of these actions, the Company recorded charges of $57 million in the first quarter of 2004, which was composed of severance, exit costs, long-lived asset impairments and inventory write-downs of $44 million, $7 million, $4 million and $2 million, respectively.  The severance costs related to the elimination of approximately 2,000 positions, including approximately 850 photofinishing positions, 775 manufacturing positions and 375 administrative positions.  The geographic composition of the positions to be eliminated includes approximately 1,100 in the United States and Canada and 900 throughout the rest of the world.  The reduction of the 2,000 positions and the $51 million charges for severance and exit costs are reflected in the Third Quarter, 2003 Restructuring Program table below.  The $4 million charge for long-lived asset impairments was included in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the nine months ended September 30, 2004.  The charges taken for inventory write-downs of $2 million were reported in cost of goods sold in the accompanying Consolidated Statement of Earnings for the nine months ended September 30, 2004.

The following table summarizes the activity with respect to the severance charges and exit costs recorded in connection with the focused cost reduction actions that the Company has committed to under the Third Quarter, 2003 Restructuring Program and the remaining balances in the related reserves at September 30, 2004:

(dollars in millions)

	Number of Employees	Severance Reserve	Exit Costs Reserve	Total	Long-lived Asset Impairments and Inventory Write-downs	Accelerated Depreciation

		(Restated)		(Restated)
Q3, 2003 charges	1,700	$123	$—	$123	$1	$14
Q3, 2003 utilization	(100)	(3)	—	(3)	(1)	(14)

Balance at 9/30/03	1,600	120	—	120	—	—
Q4, 2003 charges	2,150	103	40	143	109	7
Q4, 2003 utilization	(2,025)	(48)	(28)	(76)	(109)	(7)
Q4, 2003 other adj. & reclasses	—	5	—	5	—	—

Balance at 12/31/03	1,725	180	12	192	—	—
Q1, 2004 charges	2,000	44	7	51	6	14
Q1, 2004 utilization	(2,075)	(76)	(5)	(81)	(6)	(14)
Q1, 2004 other adj. & reclasses	—	18	—	18	—	—

Balance at 3/31/04	1,650	166	14	180	—	—
Q2, 2004 charges	—	—	—	—	—	6
Q2, 2004 reversal	—	(2)	(2)	(4)	—	—
Q2, 2004 utilization	(1,375)	(62)	(2)	(64)	—	(6)

Balance at 6/30/04	275	102	10	112	—	—
Q3, 2004 charges	—	—	—	—	—	3
Q3, 2004 reversal	—	(2)	—	(2)	—	—
Q3, 2004 utilization	(225)	(42)	(2)	(44)	—	(3)

Balance at 9/30/04	50	$58	$8	$66	$—	$—

The severance charges of $44 million and the exit costs of $7 million taken in the first quarter of 2004 were reported in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the nine months ended September 30, 2004.  The severance costs and exit costs require the outlay of cash.  The Company made $180 million of severance payments and $9 million of exit cost payments related to the Third Quarter, 2003 Restructuring Program during the first three quarters of 2004.  In addition, the Company reversed $2 million of severance reserves during the third quarter of 2004, for a total of $4 million for the first three quarters of 2004, as severance payments to terminated employees were less than originally estimated.  Accordingly, severance reserve reversals of $2 million and $4 million were recorded in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the three and nine months ended September 30, 2004, respectively.  During the nine months ended September 30, 2004, $2 million of exit costs reserves were reversed as the Company was able to settle a lease obligation for an amount that was less than originally estimated.  This reversal was included in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the nine months ended September 30, 2004.  The remaining severance payments relating to initiatives already implemented under the Third Quarter, 2003 Restructuring Program will be paid during periods through 2005 since, in many instances, the employees whose positions were eliminated can elect or are required to receive their severance payments over an extended period of time.  Most exit costs are expected to be paid during 2004.  However, certain costs, such as long-term lease payments, will be paid over periods after 2004.

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

The charges of $3 million recorded in the third quarter are applicable to manufacturing functions, which are shared across all segments.  The year-to-date charges of $80 million included $45 million applicable to the D&FIS segment, $6 million applicable to the Health Imaging segment and $1 million applicable to the Commercial Imaging segment.  The balance of $28 million was applicable to manufacturing, research and development, and administrative functions, as well as curtailment gains and losses, which are shared across all segments.

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

The following table summarizes the activity with respect to the severance and exit costs charges recorded in connection with the focused cost reduction actions that the Company has committed to under the First Quarter, 2003 Restructuring Program and the remaining balances in the related reserves at September 30, 2004:

(dollars in millions)

	Number of Employees	Severance Reserve	Exit Costs Reserve	Total	Long-lived Asset Impairments and Inventory Write-downs	Accelerated Depreciation

Q1, 2003 charges	425	$31	$—	$31	$—	$—
Q1, 2003 utilization	(150)	(2)	—	(2)	—	—

Balance at 3/31/03	275	29	—	29	—	—
Q2, 2003 charges	500	17	4	21	5	—
Q2, 2003 utilization	(500)	(13)	—	(13)	(5)	—

Balance at 6/30/03	275	33	4	37	—	—
Q3, 2003 charges	925	19	4	23	1	16
Q3, 2003 utilization	(400)	(12)	(1)	(13)	(1)	(16)

Balance at 9/30/03	800	40	7	47	—	—
Q4, 2003 charges	—	—	—	—	—	8
Q4, 2003 utilization	(625)	(17)	(3)	(20)	—	(8)

Balance at 12/31/03	175	23	4	27	—	—
Q1, 2004 charges	—	—	—	—	—	6
Q1, 2004 reversal	—	(1)	—	(1)	—	—
Q1, 2004 utilization	(150)	(11)	(3)	(14)	—	(6)

Balance at 3/31/04	25	11	1	12	—	—
Q2, 2004 charges	—	—	—	—	—	1
Q2, 2004 utilization	—	(2)	—	(2)	—	(1)

Balance at 6/30/04	25	9	1	10	—	—
Q3, 2004 utilization	(25)	(1)	(1)	(2)	—	—

Balance at 9/30/04	—	$8	$—	$8	$—	$—

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

The net cash provided by operating activities of $466 million was mainly attributable to the Company’s net earnings for the nine months ended September 30, 2004, as adjusted for the earnings from discontinued operations, equity in earnings from unconsolidated affiliates, depreciation, purchased research and development, restructuring costs, asset impairments and other non-cash charges, a benefit from deferred taxes, and a gain on sales of businesses/assets.  This source of cash was partially offset by an increase in receivables of $78 million, an increase in inventories of $239 million, discussed below, and a decrease in liabilities excluding borrowings of $22 million due to a decrease in accounts payable and other current liabilities, excluding those liabilities assumed from the 2004 acquisitions of NexPress, Algotec and Versamark, and the minority investment in Lucky Film.  The increase in receivables is primarily attributable to increased sales in the month of September 2004 compared with September 2003 related to sales of digital products.  The decrease in accounts payable and other current liabilities is consistent with the fact that there was a decrease in liabilities excluding borrowings of $50 million for the nine months ended September 30, 2003, as the Company’s accounts payable and other current liabilities balance is historically the highest at year end.  The net cash used in investing activities from continuing operations of $653 million was utilized primarily for capital expenditures of $283 million, business acquisitions of $358 million and investments in unconsolidated affiliates of $31 million.  The net cash used in financing activities of $655 million was the result of debt repayments exceeding new borrowings as well as dividend payments for the nine months ended September 30, 2004.

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

The Company paid benefits totaling approximately $184 million relating to its U.S., United Kingdom and Canada postretirement benefit plans in the first three quarters of 2004.  The Company expects to pay benefits of $61 million for its U.S., United Kingdom and Canada postretirement plans for the balance of 2004.

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

The restatement adjustments relating to the three and nine months ended September 30, 2004 and 2003 are reflected in this amended Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2004.  In addition, the Company has filed amendments to its Quarterly Reports on Form 10-Q for the three months ended March 31, 2004 and for the three and six months ended June 30, 2004 that include restated financial statements and amendments to related disclosures for the periods covered by those reports.  In light of the restatement, the Company believes that a material weakness existed in its internal controls related to (a) internal controls surrounding the accounting for income taxes; and (b) internal controls to validate the accuracy of participant census data and the monitoring of benefit payments for pension and other postretirement benefit plans.

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

The case was dismissed with prejudice.

Item 6.  Exhibits

Exhibits and financial statement schedules required as part of this report are listed in the index appearing on page 86.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EASTMAN KODAK COMPANY
(Registrant)

Date: May 31, 2005	/s/ RICHARD G. BROWN, JR.

Richard G. Brown, Jr. Controller

Eastman Kodak Company
Index to Exhibits and Financial Statement Schedules

Exhibit Number

(10) H.	Stock and Asset Purchase Agreement by and between Eastman Kodak Company and ITT Industries, Inc. dated February 8, 2004.
(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, Exhibit 10.)

(10) R.	Eastman Kodak Company 2000 Omnibus Long-Term Compensation Plan, as amended effective as of November 12, 2001.

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

Administrative Guide for the ________ Grant under the 2000 Omnibus Long-Term Compensation Plan.

Notice of Award of Non-Qualified Stock Options Granted To ______, Effective ______, Pursuant to the 2000 Omnibus Long-Term Compensation Plan.

Notice of Award of Restricted Stock Granted To ________, Pursuant to the 2000 Omnibus Long-Term Compensation Plan.
(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, Exhibit 10.)

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