Form 10-Q
period 2005-06-30
EASTMAN KODAK CO
filed 2005-08-09
CIK 31235

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005
or

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding at July 31, 2005

Common Stock, $2.50 par value	287,201,183

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Eastman Kodak Company
CONSOLIDATED STATEMENT OF EARNINGS
(in millions, except per share data)

	Three Months Ended June 30		Six Months Ended June 30

	2005	2004	2005	2004

Net sales	$3,686	$3,464	$6,518	$6,384
Cost of goods sold	2,622	2,363	4,749	4,476

Gross profit	1,064	1,101	1,769	1,908
Selling, general and administrative expenses	654	615	1,238	1,164
Research and development costs	276	213	475	410
Restructuring costs and other	267	134	385	188

(Loss) earnings from continuing operations before interest, other income (charges), net and income taxes	(133)	139	(329)	146
Interest expense	49	43	87	87
Other income (charges), net	(37)	8	(2)	6

Loss from continuing operations before income taxes	(219)	104	(418)	65
Benefit for income taxes	(65)	(15)	(121)	(62)

(Loss) earnings from continuing operations	(154)	119	(297)	127
Earnings from discontinued operations, net of income taxes	—	17	1	30

NET (LOSS) EARNINGS	$(154)	$136	$(296)	$157

Basic net (loss) earnings per share:
Continuing operations	$(.54)	$.42	$(1.03)	$.44
Discontinued operations	—	.06	—	.11

Total	$(.54)	$.48	$(1.03)	$.55

Diluted net (loss) earnings per share:
Continuing operations	$(.54)	$.40	$(1.03)	$.44
Discontinued operations	—	.06	—	.09

Total	$(.54)	$.46	$(1.03)	$.53

Number of common shares used in basic net (loss) earnings per share	287.1	286.6	287.0	286.6
Effect of dilutive securities:
Employee stock options	—	0.1	—	0.1
Contingent convertible notes	—	18.5	—	18.5

Number of common shares used in diluted net (loss) earnings per share	287.1	305.2	287.0	305.2

(in millions)

	Three Months Ended June 30		Six Months Ended June 30

	2005	2004	2005	2004

CONSOLIDATED STATEMENT OF RETAINED EARNINGS
Retained earnings at beginning of period	$7,768	$7,536	$7,922	$7,515
Net (loss) earnings	(154)	136	(296)	157
Cash dividend declared	(72)	(72)	(72)	(72)
Loss from issuance of treasury stock	(2)	(1)	(14)	(1)

Retained earnings at end of period	$7,540	$7,599	$7,540	$7,599

The accompanying notes are an integral part of these consolidated financial statements.

Eastman Kodak Company
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(in millions)

	June 30, 2005	Dec. 31, 2004

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$553	$1,255
Receivables, net	2,976	2,544
Inventories, net	1,523	1,158
Deferred income taxes	582	556
Other current assets	136	105
Assets of discontinued operations	30	30

Total current assets	5,800	5,648

Property, plant and equipment, net	4,462	4,512
Goodwill	2,004	1,446
Other long-term assets	3,316	3,131

TOTAL ASSETS	$15,582	$14,737

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and other current liabilities	$3,876	$3,896
Short-term borrowings	966	469
Accrued income taxes	707	625

Total current liabilities	5,549	4,990
OTHER LIABILITIES
Long-term debt, net of current portion	2,755	1,852
Pension and other postretirement liabilities	3,356	3,338
Other long-term liabilities	688	737

Total liabilities	12,348	10,917
SHAREHOLDERS’ EQUITY
Common stock at par	978	978
Additional paid in capital	864	859
Retained earnings	7,540	7,922
Accumulated other comprehensive loss	(326)	(90)
Unearned restricted stock	(7)	(5)

	9,049	9,664
Less: Treasury stock at cost	5,815	5,844

Total shareholders’ equity	3,234	3,820

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$15,582	$14,737

The accompanying notes are an integral part of these consolidated financial statements.

Eastman Kodak Company
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Six Months Ended June 30

	2005	2004

Cash flows relating to operating activities:
Net (loss) earnings	$(296)	$157
Adjustments to reconcile to net cash (used in) provided by operating activities:
Earnings from discontinued operations	(1)	(29)
Equity in (earnings) losses from unconsolidated affiliates	(12)	4
Depreciation and amortization	541	469
Purchased research and development	66	10
Gain on sales of businesses/assets	(16)	(1)
Restructuring costs, asset impairments and other non-cash charges	101	24
Benefit for deferred taxes	(135)	(120)
Decrease (increase) in receivables	69	(204)
Increase in inventories	(98)	(76)
Decrease in liabilities excluding borrowings	(699)	(246)
Other items, net	50	45

Total adjustments	(134)	(124)

Net cash (used in) provided by continuing operations	(430)	33

Net cash provided by discontinued operations	—	4

Net cash (used in) provided by operating activities	(430)	37

Cash flows relating to investing activities:
Additions to properties	(210)	(182)
Net proceeds from sales of businesses/assets	22	1
Acquisitions, net of cash acquired	(987)	(335)
Distributions from (investments in) unconsolidated affiliates	63	(31)
Marketable securities - purchases	(55)	(64)
Marketable securities - sales	45	58

Net cash used in investing activities	(1,122)	(553)

Net cash used in discontinued operations	—	(2)

Net cash used in investing activities	(1,122)	(555)

Cash flows relating to financing activities:
Net increase (decrease) in borrowings with original maturity of 90 days or less	87	(40)
Proceeds from other borrowings	1,068	89
Repayment of other borrowings	(296)	(257)
Exercise of employee stock options	12	—

Net cash provided by (used in) financing activities	871	(208)

Effect of exchange rate changes on cash	(21)	(5)

Net decrease in cash and cash equivalents	(702)	(731)
Cash and cash equivalents, beginning of year	1,255	1,250

Cash and cash equivalents, end of quarter	$553	$519

The accompanying notes are an integral part of these consolidated financial statements.

Eastman Kodak Company
NOTES TO FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION

BASIS OF PRESENTATION

The consolidated interim financial statements are unaudited, and certain information and footnote disclosure related thereto normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with Rule 10-01 of Regulation S-X.  In the opinion of management, the accompanying unaudited consolidated financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements and reflect all adjustments (consisting of normal recurring adjustments, except for the adjustments in connection with the items discussed below) necessary to present fairly the results of operations, financial position, and cash flows of Eastman Kodak Company and its subsidiaries (the Company).  The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year.  These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.  Certain amounts for prior periods have been reclassified to conform to the current period classification.

During the first quarter of 2005, the Company determined that property, plant and equipment was overstated by approximately $9 million ($5 million net of tax) as a result of interest capitalized during the construction period that had inadvertently not been written off at the time of the disposal of certain assets.  The Company has assessed the impact of this item on each of the 2000-2004 annual periods and interim periods in 2004 and 2003 and determined that the impact of such errors is immaterial to each of these prior periods.  The additional amount that should have been recorded as expense in each of the years 2000-2004 was less than $1.3 million per year on an after-tax basis.  The Company has concluded that the $9 million adjustment ($5 million net of tax) was immaterial to the results of operations for the quarter ended March 31, 2005, the six months ended June 30, 2005 and the expected results for the full year 2005.  Accordingly, the Company recorded an adjustment of $9 million in the quarter ended March 31, 2005 and the six months ended June 30, 2005 to write off these balances.  Approximately $7 million of the adjustment relates to assets that were disposed of through restructuring actions and, therefore, is recorded in the restructuring costs and other line within the accompanying Consolidated Statement of Earnings for the six months ended June 30, 2005.  Approximately $2 million relates to assets that were disposed of in the ordinary course of business and, therefore, is recorded in the cost of goods sold line within the accompanying Consolidated Statement of Earnings for the six months ended June 30, 2005.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2005, the Financial Accounting Standards Board (FASB) issued Staff Position No. 143-1, “Accounting for Electronic Equipment Waste Obligations” (FSP 143-1).  FSP 143-1 addresses the accounting for obligations associated with Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the “Directive”) adopted by the European Union, and requires application of the provisions of SFAS No. 143 and FIN 47 as those standards relate to the Directive.  This FSP is effective the later of the first reporting period ending after June 8, 2005, or the date of adoption of the Directive by the individual EU-member countries, of which none have adopted the Directive as of June 30, 2005.  The Company is evaluating the impact of FSP 143-1 on its consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47).  FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Company.  In addition, FIN 47 clarifies when a company would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  FIN 47 is effective for periods no later than fiscal years ending after December 15, 2005 (the fourth quarter of 2005 for the Company).  Retrospective application of interim financial information is permitted but not required.  Early adoption is encouraged.  The Company is evaluating the impact of FIN 47 on its consolidated financial statements.

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

NOTE 2:  RECEIVABLES, NET
(in millions)

	June 30, 2005	December 31, 2004

Trade receivables	$2,585	$2,137
Miscellaneous receivables	391	407

Total (net of allowances of $174 and $127)	$2,976	$2,544

Of the total trade receivable amounts of $2,585 million and $2,137 million as of June 30, 2005 and December 31, 2004, respectively, approximately $361 million and $492 million are expected to be settled through customer deductions in lieu of cash payments.  Such deductions represent rebates owed to the customer and are included in accounts payable and other current liabilities in the accompanying Consolidated Statement of Financial Position at each respective balance sheet date.

NOTE 3:  INVENTORIES, NET
(in millions)

	June 30, 2005	December 31, 2004

Finished goods	$1,116	$822
Work in process	285	275
Raw materials	420	391

	1,821	1,488
LIFO reserve	(298)	(330)

Total	$1,523	$1,158

Full year 2005 estimated inventory usage is expected to result in the liquidation of LIFO inventory quantities.  In the aggregate, these inventories are carried at the lower costs prevailing in prior years as compared with the cost of current purchases.  The effect of these expected LIFO liquidations was to reduce cost of goods sold by $29 million and $30 million in the three months ended June 30, 2005 and 2004, respectively, and to reduce cost of goods sold by $45 million and $35 million in the six months ended June 30, 2005 and 2004, respectively.

NOTE 4:  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $2,004 million and $1,446 million at June 30, 2005 and December 31, 2004, respectively.  The changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2005 were as follows:

(in millions)	D&FIS	Health	Graphic Communications	Consolidated Total

Balance at December 31, 2004	$739	$588	$119	$1,446
Goodwill related to acquisitions	—	32	565	597
Finalization of purchase accounting	—	(1)	1	—
Currency translation adjustments	(10)	(27)	(2)	(39)

Balance at June 30, 2005	$729	$592	$683	$2,004

The aggregate amount of goodwill acquired during the six months ended June 30, 2005 of $597 million was attributable to $324 million for the acquisition of Creo and $241 million for the acquisition of KPG, both within the Graphic Communications segment, and $32 million for the acquisition of Orex within the Health segment.

The gross carrying amount and accumulated amortization by major intangible asset category as of June 30, 2005 and December 31, 2004 were as follows:

	As of June 30, 2005

(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Amortization Period

Technology-based	$480	$122	$358	7 years
Customer-related	368	51	317	13 years
Other	249	31	218	11 years

Total	$1,097	$204	$893	10 years

	As of December 31, 2004

(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Amortization Period

Technology-based	$264	$106	$158	8 years
Customer-related	206	34	172	15 years
Other	168	20	148	13 years

Total	$638	$160	$478	11 years

The aggregate amount of intangible assets acquired during the six months ended June 30, 2005 of $459 million was attributable to $78 million of customer-related intangibles, $45 million of technology-based intangibles and $25 million of other intangibles related to the purchase of KPG;  $80 million of customer-related intangibles, $135 million of technology-based intangibles, and $50 million of other intangibles related to the purchase of Creo; $4 million of customer-related intangibles and $9 million of technology-based intangibles related to the purchase of Orex; $27 million of technology-based intangibles relating to the purchase of patents; and $6 million of technology-based intangible assets related to the finalization of purchase accounting for the purchase of Lucky Film.

At June 30, 2005, other intangible assets are primarily composed of manufacturing exclusivity intangible assets and acquired trademarks.

Amortization expense related to purchased intangible assets for the three months ended June 30, 2005 and 2004 was $25 million and $17 million, respectively.  Amortization expense related to purchased intangible assets for the six months ended June 30, 2005 and 2004 was $42 million and $31 million, respectively.

Estimated future amortization expense related to purchased intangible assets at June 30, 2005 is as follows (in millions):

Remainder of 2005	$64
2006	126
2007	121
2008	118
2009	106
2010 and thereafter	358

Total	$893

NOTE 5:  INCOME TAXES

A reconciliation between the U.S. federal income tax rate, the Company’s estimated annual effective tax (benefit) rate and the second quarter income tax rate from continuing operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

U.S. statutory tax rate	(35.0)%	35.0%	(35.0)%	35.0%
Change in statutory rate resulting from:
State and other income taxes, net of federal	(0.1)%	0.6%	(0.1)%	0.6%
Export sales and manufacturing credits	2.1	(1.6)	2.1	(1.6)
Operations outside the U.S.	18.6	(20.1)	18.6	(20.1)
Valuation allowance	1.3	—	1.3	—
Interest on reserves	(4.0)	6.0	(4.0)	6.0
Tax settlements	—	0.4	—	0.4
Other, net	1.6	(0.3)	1.6	(0.3)

Estimated annual effective tax rate	(15.5)%	20.0%	(15.5)%	20.0%
Impact from discrete period items:
Restructuring	(21.4)%	(24.9)%	(17.0)%	(49.0)%
Purchased in-process R&D	(6.8)	—	(3.5)	(2.5)
Tax settlements	—	(8.7)	—	(63.0)
NexPress related charges	—	(0.9)	—	(1.5)
Gains on property sales	(0.2)	—	(0.1)	—
Donation tax benefit change	2.9	—	1.5	—
State tax law changes (NY, OH)	2.4	—	1.2	—
Valuation allowance	4.3	—	2.2	—
Lucky Film investment impairment	1.4	—	0.7	—
Repatriation of foreign earnings	2.9	—	1.5	—

Income tax (benefit) rate	(30.0)%	(14.5)%	(29.0)%	(96.0)%

For the three-month period ended June 30, 2005, discrete period tax benefits of $97 million were recorded.  The net discrete period tax benefits resulted from the following discrete period charges and credits, which when aggregated were taxed in jurisdictions with tax rates greater than the estimated annual effective tax rate: restructuring charges of $353 million; a $64 million charge for purchased in-process research and development costs; $13 million associated with gains on property sales related to its focused cost reductions; tax charges of $6 million due to a change in estimate with respect to a tax benefit recorded in connection with a land donation in a prior period; a $19 million charge related to the Lucky Film investment impairment as a result of an other-than-temporary decline in the market value of Lucky’s stock, which had no tax effect due to the Company’s tax holiday in China; tax charges of $5 million associated with changes in state tax laws in New York and Ohio; a tax charge of $9 million related to the recording of a valuation allowance against deferred tax assets in Brazil and a tax charge of $6 million associated with the planned remittance of earnings from subsidiary companies outside of the U.S.

For the six-month period ended June 30, 2005, the Company recorded discrete period tax benefits of $155 million in connection with restructuring charges of $562 million as well as all other items presented for the three-month period ended June 30, 2005, which when aggregated are taxed in jurisdictions with tax rates greater than the annual effective tax rate.

For the three month period ended June 30, 2004, the Company recorded discrete period tax benefits of $69 million, of which $60 million was in connection with the following items, which when aggregated, were taxed in jurisdictions with tax rates greater than the estimated annual effective tax rate:  restructuring charges of $163 million and fixed asset write-offs and inventory write-downs totaling $5 million in connection with the Company’s historical ownership in the NexPress joint venture in connection with the acquisition of the NexPress-related entities.  Additionally, a discrete period tax benefit of $9 million was recorded as a result of the settlement with the Internal Revenue Service in connection with the Company’s filing relating to the income tax reporting of a patent infringement litigation settlement.

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

In addition, the Company received confirmation that the Internal Revenue Service had provided a formal concession concerning the taxation of certain intercompany royalties, which could not legally be distributed to the parent.  The $32 million settlement was recorded as a discrete period tax benefit within earnings from continuing operations for the six-month period ended June 30, 2004.  Also included was the discrete period tax benefit recorded in the second quarter of $9 million as a result of the settlement with the Internal Revenue Service in connection with the Company’s filing relating to the income tax reporting of a patent infringement litigation settlement.

The American Jobs Creation Act of 2004 (the “Act”) was signed into law in October of 2004.  The Act creates a temporary incentive for U.S. multinationals to repatriate foreign subsidiary earnings by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations.  The deduction is subject to a number of limitations and requirements, including adoption of a specific domestic reinvestment plan for the repatriated earnings.  Whether the Company will ultimately take advantage of the temporary incentive depends on a number of factors.  The Company is not yet in a position to finalize its decision regarding this temporary incentive, although it needs to do so before December 31, 2005.  Until the time that the Company finalizes its decision, the Company will make no changes to its current intention to indefinitely reinvest accumulated earnings of its foreign subsidiaries.  As a result, no provision has been made for income taxes that would be payable upon distribution of such earnings under the Act.

The audit for tax years 1993-1998 has progressed to the final level of review by the IRS and the Company anticipates that it will be formally settled during the third quarter of 2005.  The finalization of this settlement could have a significant impact upon the Company’s 2005 effective tax rate and operating results because the settlement covers six years and also includes significant transactional activity associated with the disposition of various businesses.

NOTE 6:  COMMITMENTS AND CONTINGENCIES

Environmental

At June 30, 2005 the Company’s undiscounted accrued liabilities for environmental remediation costs amounted to $165 million and are reported in other long-term liabilities in the accompanying Consolidated Statement of Financial Position.

The Company is currently implementing a Corrective Action Program required by the Resource Conservation and Recovery Act (RCRA) at the Kodak Park site in Rochester, NY.  As part of this program, the Company has completed the RCRA Facility Assessment (RFA), a broad-based environmental investigation of the site.  The Company is currently in the process of completing, and in some cases has completed, RCRA Facility Investigations (RFI) and Corrective Measures Studies (CMS) for areas at the site.  At June 30, 2005, estimated future investigation and remediation costs of $63 million are accrued for this site and are included in the $165 million reported in other long-term liabilities.

The Company announced the closing of four manufacturing facilities outside the United States in 2004 and 2005.  The Company has obligations with estimated future investigation, remediation and monitoring costs of $27 million at three of these facilities.  There were no such costs associated with the fourth facility.  At June 30, 2005, these costs are accrued and included in the $165 million reported in other long-term liabilities.

The Company has obligations relating to other operating sites and former operations with estimated future investigation, remediation and monitoring costs of $31 million.  At June 30, 2005, these costs are accrued and included in the $165 million reported in other long-term liabilities.

The Company has completed its acquisition of Kodak Polychrome Graphics through the redemption of Sun Chemical Corporation’s 50 percent interest in the joint venture.  The Company also completed its acquisition of Creo Inc.  As a result of the two acquisitions, the Company has obligations with estimated future investigation, remediation and monitoring costs of $18 million.  At June 30, 2005, these costs are accrued and included in the $165 million reported in other long-term liabilities.

The Company has retained certain obligations for environmental remediation and Superfund matters related to certain sites associated with the non-imaging health businesses sold in 1994.  At June 30, 2005, estimated future remediation costs of $26 million are accrued for these sites and are included in the $165 million reported in other long-term liabilities.

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

A Consent Decree was signed in 1994 in settlement of a civil complaint brought by the U.S. Environmental Protection Agency and the U.S. Department of Justice.  In connection with the Consent Decree, the Company is subject to a Compliance Schedule, under which the Company has improved its waste characterization procedures, upgraded one of its incinerators, and is evaluating and upgrading its industrial sewer system.  The total expenditures required to complete this program are currently estimated to be approximately $7 million over the next four years.  These expenditures are incurred as part of plant operations and, therefore, are not included in the environmental accrual at June 30, 2005.

The Company is presently designated as a potentially responsible party (PRP) under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (the Superfund Law), or under similar state laws, for environmental assessment and cleanup costs as the result of the Company’s alleged arrangements for disposal of hazardous substances at four Superfund sites.  With respect to each of these sites, the Company’s liability is minimal.  In addition, the Company has been identified as a PRP in connection with the non-imaging health businesses in four active Superfund sites.  Numerous other PRPs have also been designated at these sites.  Although the law imposes joint and several liability on PRPs, the Company’s historical experience demonstrates that these costs are shared with other PRPs.  Settlements and costs paid by the Company in Superfund matters to date have not been material.  Future costs are also not expected to be material to the Company’s financial position, results of operations or cash flows.

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

Estimates of the amount and timing of future costs of environmental remediation requirements are by their nature imprecise because of the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of presently unknown remediation sites and the allocation of costs among the potentially responsible parties.  Based upon information presently available, such future costs are not expected to have a material effect on the Company’s competitive or financial position.  However, such costs could be material to results of operations in a particular future quarter or year.

Other Commitments and Contingencies

At June 30, 2005, the Company had outstanding letters of credit totaling $151 million and surety bonds in the amount of $95 million primarily to ensure the completion of environmental remediations and payment of possible casualty and workers’ compensation claims.

On March 8, 2004, the Company filed a complaint against Sony Corporation in federal district court in Rochester, New York, for digital camera patent infringement.  Several weeks later, on March 31, 2004, Sony sued the Company for digital camera patent infringement in federal district court in Newark, New Jersey.  Sony subsequently filed a second lawsuit against the Company in Newark, New Jersey, alleging infringement of a variety of other Sony patents.  The Company filed a counterclaim in the New Jersey action, asserting infringement by Sony of the Company’s kiosk patents.  The Company successfully moved to transfer Sony’s New Jersey digital camera patent infringement case to Rochester, New York, and the two digital camera patent infringement cases are now consolidated for purposes of discovery.  In June 2005, the federal district court in Rochester, New York appointed a special master to assist the court with discovery and the claims construction briefing process.  Based on the current discovery schedule, the Company expects that claims construction hearings in the digital camera cases will take place in 2006.  Both the Company and Sony Corporation seek unspecified damages and other relief.  Although this lawsuit may result in the Company’s recovery of damages, the amount of the damages, if any, cannot be quantified at this time.  Accordingly, the Company has not recognized any gain in the financial statements as of June 30, 2005, in connection with this matter.

On June 13, 2005, a purported shareholder class action lawsuit was filed against the Company and two of its current executives in the United States District Court for the Southern District of New York.  On June 20, 2005, a second, similar lawsuit was filed against the same defendants in the United States District Court for the Western District of New York.  The complaints filed in each of these actions (collectively, the “Complaints”) seek to allege claims under the Securities Exchange Act on behalf of a proposed class of persons who purchased securities of the Company between April 23, 2003 and September 25, 2003, inclusive.  The substance of the Complaints is that various press releases and other public statements made by the Company during the proposed class period allegedly misrepresented the Company’s financial condition and omitted material information regarding, among other things, the state of the Company’s film and paper business.  Defendants’ initial responses to the Complaints are not yet due.  The Company intends to defend these lawsuits vigorously but is unable currently to predict the outcome of the litigation or to estimate the range of potential loss, if any.

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

NOTE 7:  GUARANTEES

The Company guarantees debt and other obligations under agreements with certain affiliated companies and customers.  At June 30, 2005, these guarantees totaled a maximum of $226 million, with outstanding guaranteed amounts of $110 million.  The maximum guarantee amount includes guarantees of up to: $151 million of customer amounts due to banks in connection with various banks’ financing of customers’ purchase of product and equipment from Kodak ($68 million outstanding), and $75 million for other unconsolidated affiliates and third parties ($42 million outstanding).

The guarantees for the other unconsolidated affiliates and third party debt mature between 2005 and 2012. The customer financing agreements and related guarantees typically have a term of 90 days for product and short-term equipment financing arrangements, and up to five years for long-term equipment financing arrangements.  These guarantees would require payment from Kodak only in the event of default on payment by the respective debtor.  In some cases, particularly for guarantees related to equipment financing, the Company has collateral or recourse provisions to recover and sell the equipment to reduce any losses that might be incurred in connection with the guarantee.

Management believes the likelihood is remote that material payments will be required under any of the guarantees disclosed above.  With respect to the guarantees that the Company issued in the quarter ended June 30, 2005, the Company assessed the fair value of its obligation to stand ready to perform under these guarantees by considering the likelihood of occurrence of the specified triggering events or conditions requiring performance as well as other assumptions and factors.  The Company has determined that the fair value of the guarantees was not material to the Company’s financial position, results of operations or cash flows.

The Company also guarantees debt owed to banks for some of its consolidated subsidiaries.  The maximum amount guaranteed is $383 million, and the outstanding debt under those guarantees, which is recorded within the short-term borrowings and long-term debt, net of current portion components in the accompanying Consolidated Statement of Financial Position, is $205 million.  These guarantees expire in 2005 through 2006.

The Company may provide up to $100 million in loan guarantees to support funding needs for SK Display Corporation, an unconsolidated affiliate in which the Company has a 34% ownership interest.  As of June 30, 2005, the Company has not been required to guarantee any of SK Display Corporation’s outstanding debt.

Indemnifications

The Company issues indemnifications in certain instances when it sells businesses and real estate, and in the ordinary course of business with its customers, suppliers, service providers and business partners.  Further, the Company indemnifies its directors and officers who are, or were, serving at Kodak’s request in such capacities.  Historically, costs incurred to settle claims related to these indemnifications have not been material to the Company’s financial position, results of operations or cash flows.  Additionally, the fair value of the indemnifications that the Company issued during the quarter ended June 30, 2005 was not material to the Company’s financial position, results of operations or cash flows.

Warranty Costs

The Company has warranty obligations in connection with the sale of its equipment.  The original warranty period for equipment products is generally one year or less.  The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale.  The Company estimates its warranty cost at the point of sale for a given product based on historical failure rates and related costs to repair.  The change in the Company’s accrued warranty obligations balance from December 31, 2004 to June 30, 2005, which is reflected in accounts payable and other current liabilities in the accompanying Consolidated Statement of Financial Position, was as follows:

(in millions)

Accrued warranty obligations at December 31, 2004	$62
Warranty obligations assumed from acquisitions	7
Actual warranty experience during 2005	(37)
2005 warranty provisions	37
Adjustments for changes in estimates	(2)

Accrued warranty obligations at June 30, 2005	$67

The Company also offers extended warranty arrangements to its customers that are generally one year, but may range from three months to three years after the original warranty period.  The Company provides repair services and routine maintenance under these arrangements.  The Company has not separated the extended warranty revenues and costs from the routine maintenance service revenues and costs, as it is not practicable to do so.  Costs incurred under these extended warranty arrangements for the six months ended June 30, 2005 amounted to $117 million.  The change in the Company’s deferred revenue balance in relation to these extended warranty arrangements from December 31, 2004 to June 30, 2005, which is reflected in accounts payable and other current liabilities in the accompanying Consolidated Statement of Financial Position, was as follows:

(in millions)

Deferred revenue at December 31, 2004	$141
Deferred extended warranty revenue assumed from acquisitions	45
New extended warranty arrangements in 2005	214
Recognition of extended warranty arrangement revenue in 2005	(197)

Deferred revenue at June 30, 2005	$203

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

Restructuring Programs Summary

The activity in the accrued restructuring balances and the non-cash charges incurred in relation to all of the restructuring programs described below were as follows for the second quarter of 2005:

(in millions)

	Balance March 31, 2005	Costs Incurred	Reversals	Cash Payments	Non- cash Settlements	Other Adjustments and Reclasses (1)	Balance June 30, 2005

2004-2007 Program:
Severance reserve	$222	$182	$—	$(91)	$—	$(55)	$258
Exit costs reserve	41	28	(1)	(30)	—	(2)	36

Total reserve	$263	$210	$(1)	$(121)	$—	$(57)	$294

Long-lived asset impairments and inventory write-downs	$—	$69	$—	$—	$(69)	$—	$—

Accelerated depreciation	$—	$75	$—	$—	$(75)	$—	$—

Pre-2004 Programs:
Severance reserve	$27	$—	$—	$(8)	$—	$(3)	$16
Exit costs reserve	9	—	—	(2)	—	10	17

Total reserve	$36	$—	$—	$(10)	$—	$7	$33

Total of all restructuring programs	$299	$354	$(1)	$(131)	$(144)	$(50)	$327

(1)

The Other Adjustments and Reclasses column of the table above includes reclassifications to Other long-term assets, Pension and other postretirement liabilities (for amounts relating to restructuring actions that impacted the Company’s retirement and postretirement plans) in the Consolidated Statement of Financial Position.  It also includes foreign currency translation adjustments of $(1) million, which are reflected in accumulated other comprehensive loss within the Consolidated Statement of Financial Position, as well as transfers among the program reserve balances due to a reallocation of prior foreign currency translation adjustments.

The costs incurred, net of reversals, which total $353 million for the three months ended June 30, 2005, include $75 million and $11 million of charges related to accelerated depreciation and inventory write-downs that were reported in cost of goods sold in the accompanying Consolidated Statement of Earnings for the three months ended June 30, 2005.  The remaining costs incurred, net of reversals, of $267 million were reported as restructuring costs and other in the accompanying Consolidated Statement of Earnings for the three months ended June 30, 2005.  The severance costs and exit costs require the outlay of cash, while long-lived asset impairments, accelerated depreciation and inventory write-downs represent non-cash items.

2004-2007 Restructuring Program

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

On July 20, 2005, the Company announced that it would extend the restructuring activity, originally announced in January 2004, as part of its efforts to accelerate its digital transformation and to respond to a faster-than-expected decline in consumer film sales.  The Company now plans to increase the total employment reduction to a range of 22,500 to 25,000 positions, and to reduce its traditional manufacturing infrastructure to approximately $1 billion, compared with $2.9 billion as of December 31, 2004.  When largely completed by the middle of 2007, these activities will result in a business model consistent with what is necessary to compete profitably in digital markets.  As a result of this announcement, this program has been renamed the “2004-2007 Restructuring Program.”

Prior to the announcement of the extension of the Program, the Company implemented certain actions under the Program during the second quarter of 2005.  As a result of these actions, the Company recorded charges of $279 million in the second quarter of 2005, which were composed of severance, long-lived asset impairments, exit costs and inventory write-downs of $182 million, $58 million, $28 million and $11 million, respectively.  The severance costs related to the elimination of approximately 2,200 positions, including approximately 125 photofinishing, 1,550 manufacturing, 325 research and development and 200 administrative positions.  The geographic composition of the positions to be eliminated includes approximately 1,150 in the United States and Canada and 1,050 throughout the rest of the world.  The reduction of the 2,200 positions and the $210 million charges for severance and exit costs are reflected in the 2004-2007 Restructuring Program table below.  The $58 million charge in the second quarter and the $82 million year-to-date charge for long-lived asset impairments were included in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the three and six months ended June 30, 2005, respectively.  The charges taken for inventory write-downs of $11 million and $21 million were reported in cost of goods sold in the accompanying Consolidated Statement of Earnings for the three and six months ended June 30, 2005, respectively.

Under this Program, on a life-to-date basis as of June 30, 2005, the Company has recorded charges of $1,083 million, which was composed of severance, long-lived asset impairments, exit costs and inventory write-downs of $673 million, $220 million, $150 million and $40 million, respectively.  The severance costs related to the elimination of approximately 13,475 positions, including approximately 5,275 photofinishing, 5,525 manufacturing, 775 research and development, and 1,900 administrative positions.

The following table summarizes the activity with respect to the charges recorded in connection with the focused cost reduction actions that the Company has committed to under the 2004-2007 Restructuring Program and the remaining balances in the related reserves at June 30, 2005:

(dollars in millions)

	Number of Employees	Severance Reservec	Exit Costs Reserve	Total	Long-lived Asset Impairments and Inventory Write-downs	Accelerated Depreciation

Q1, 2004 charges	—	$—	$—	$—	$1	$2
Q1, 2004 utilization	—	—	—	—	(1)	(2)

Balance at 3/31/04	—	—	—	—	—	—
Q2, 2004 charges	2,700	98	17	115	28	23
Q2, 2004 utilization	(800)	(12)	(11)	(23)	(28)	(23)
Q2, 2004 other adj. & reclasses	—	(2)	—	(2)	—	—

Balance at 6/30/04	1,900	84	6	90	—	—
Q3, 2004 charges	3,200	186	20	206	27	31
Q3, 2004 reversal	—	—	(1)	(1)	—	—
Q3, 2004 utilization	(2,075)	(32)	(14)	(46)	(27)	(31)
Q3, 2004 other adj. & reclasses	—	—	(5)	(5)	—	—

Balance at 9/30/04	3,025	238	6	244	—	—
Q4, 2004 charges	3,725	134	62	196	101	96
Q4, 2004 reversal	—	(6)	—	(6)	—	—
Q4, 2004 utilization	(2,300)	(125)	(22)	(147)	(101)	(96)
Q4, 2004 other adj. & reclasses	—	26	(10)	16	—	—

Balance at 12/31/04	4,450	267	36	303	—	—
Q1, 2005 charges	1,650	73	23	96	34	81
Q1, 2005 utilization	(2,000)	(72)	(18)	(90)	(34)	(81)
Q1, 2005 other adj. & reclasses	—	(46)	—	(46)	—	—

Balance at 3/31/05	4,100	222	41	263	—	—
Q2, 2005 charges	2,200	182	28	210	69	75
Q2, 2005 reversal	—	—	(1)	(1)	—	—
Q2, 2005 utilization	(2,725)	(91)	(30)	(121)	(69)	(75)
Q2, 2005 other adj. & reclasses	—	(55)	(2)	(57)	—	—

Balance at 6/30/05	3,575	$258	$36	$294	$—	$—

The severance charges of $182 million for the second quarter and $255 million year to date were reported in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the three and six months ended June 30, 2005, respectively.  Included in the $182 million second quarter charge taken for severance was $23 million relating to special termination postretirement benefits and a net curtailment loss of $19 million.  The liability related to these charges is reported in pension and other postretirement benefits on the Company’s Consolidated Statement of Financial Position as of June 30, 2005, and is disclosed in Note 9, “Retirement Plans and Other Postretirement Benefits.”  The exit costs of $28 million and $51 million were reported in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the three and six months ended June 30, 2005, respectively.  Included in the $28 million second quarter charge was a $7 million charge for environmental remediation associated with the closure of manufacturing facilities in Coburg, Australia and Sao Jose dos Campos, Brazil.  The liability related to this charge is disclosed in Note 6, “Commitments and Contingencies” under “Environmental.”  In addition, a transfer of $7 million was made from the 2004-2007 Program severance (-$12 million) and exit reserves (+ $5 million) to the Pre-2004 Programs severance and exit reserves due to a reallocation of prior foreign currency translation adjustments.  The severance costs and exit costs require the outlay of cash, while the long-lived asset impairments and inventory write-downs represent non-cash items.  During the second quarter of 2005, the Company made $91 million of severance payments and $30 million of exit costs payments related to the 2004-2007 Restructuring Program.  In addition, $1 million of exit cost reserves were reversed in the second quarter, as the Company was able to settle a lease obligation for an amount that was less than originally estimated.  As a result of the initiatives already implemented under the 2004-2007 Restructuring Program, severance payments will be paid during periods through 2007 since, in many instances, the employees whose positions were eliminated can elect or are required to receive their payments over an extended period of time.  In addition, certain exit costs, such as long-term lease payments, will be paid through 2007 and subsequent periods.

As a result of initiatives implemented under the 2004-2007 Restructuring Program, the Company recorded $75 million and $156 million of accelerated depreciation on long-lived assets in cost of goods sold in the accompanying Consolidated Statement of Earnings for the three and six months ended June 30, 2005, respectively.  The accelerated depreciation relates to long-lived assets accounted for under the held and used model of SFAS No. 144.  Accelerated depreciation represents a non-cash item.  The second quarter amount of $75 million relates to $4 million of photofinishing facilities and equipment, $67 million of manufacturing facilities and equipment, and $4 million of administrative facilities and equipment that will be used until their abandonment.   The year-to-date amount of $156 million relates to $24 million of photofinishing facilities and equipment, $127 million of manufacturing facilities and equipment, and $5 million of administrative facilities and equipment.  The Company will incur accelerated depreciation charges of approximately $34 million in the third quarter of 2005 as a result of the initiatives already implemented under the 2004-2007 Restructuring Program.

Pre-2004 Restructuring Programs

At June 30, 2005, the Company had remaining severance and exit costs reserves of $16 million and $17 million, respectively, relating to restructuring plans committed to or executed prior to 2004.  Included in these reserve balances was a transfer of $7 million from the 2004-2007 Program reserves during the second quarter due to a reallocation of prior foreign currency translation adjustments.

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

NOTE 9:  RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of the net periodic benefit cost for all major funded and unfunded U.S. and Non-U.S. defined benefit plans for the three and six months ended June 30 are as follows:

(in millions)

	Three Months Ended June 30,				Six Months Ended June 30,

	2005		2004		2005		2004

	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.

Service cost	$30	$10	$30	$8	$60	$21	$62	$18
Interest cost	89	43	98	38	179	85	197	77
Expected return on plan assets	(130)	(52)	(136)	(41)	(260)	(104)	(274)	(83)
Amortization of:
Transition obligation asset	—	—	—	—	—	—	—	(1)
Prior service cost	—	7	—	(5)	—	15	1	(10)
Actuarial loss	9	14	7	12	19	31	13	24

	(2)	22	(1)	12	(2)	48	(1)	25
Special termination benefits	—	6	—	—	—	50	—	1
Curtailment loss (gain)	—	21	1	1	—	17	8	(6)

Net pension cost	—	49	—	13	—	115	7	20
Other plans including unfunded plans	—	2	—	5	—	4	—	10

Total net pension cost	$(2)	$51	$—	$18	$(2)	$119	$7	$30

For the quarters ended June 30, 2005 and 2004, $27 million and $2 million, respectively, of special termination benefits and curtailment charges were incurred as a result of the Company’s restructuring actions and, therefore, have been included in restructuring costs and other in the Consolidated Statement of Earnings.

As a result of the cumulative impact of the ongoing position eliminations under its Pre-2004 and 2004-2007 Restructuring Programs, as disclosed in Note 8, the Company incurred curtailment gains and losses with respect to certain of its retirement plans in the second quarter of 2005.  These curtailment events resulted in the remeasurement of the plans’ obligations during the quarter, which impacted the accounting for the additional minimum pension liabilities.  These remeasurements resulted in an increase in the additional minimum pension liabilities of $65 million during the first half of 2005.  This increase is reflected in the pension and other postretirement liabilities component within the accompanying Consolidated Statement of Financial Position as of June 30, 2005.  The net-of-tax amount of $43 million relating to the increase of the additional minimum pension liabilities is reflected in the accumulated other comprehensive loss component within the accompanying Consolidated Statement of Financial Position as of June 30, 2005.

The Company made contributions (funded plans) or paid benefits (unfunded plans) totaling approximately $126 million relating to its major U.S. and non-U.S. defined benefit pension plans in the first half of 2005.  The Company expects its contribution (funded plans) and benefit payment (unfunded plans) requirements for its major U.S. and non-U.S. defined benefit pension plans for the balance of 2005 to be approximately $70 million.

Postretirement benefit cost for the Company’s U.S., United Kingdom and Canada postretirement benefit plans, which represent the Company’s major postretirement plans, include:

(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Components of net postretirement benefit cost
Service cost	$3	$4	$6	$8
Interest cost	43	47	86	100
Amortization of:
Prior service cost	(13)	(15)	(27)	(29)
Actuarial loss	16	20	32	51

	49	56	97	130
Curtailment gain	—	(2)	(3)	(25)

Total net postretirement benefit cost	$49	$54	$94	$105

As a result of the cumulative impact of the ongoing position eliminations under its Pre-2004 and 2004-2007 Restructuring Programs, as disclosed in Note 8, the Company incurred curtailment gains of $3 million and $25 million for the first half of 2005 and 2004, respectively.

During the quarter ended June 30, 2004, the Company adopted the provisions of FSP 106-2 with respect to its U.S. postretirement plan, which resulted in a remeasurement of the plan’s accumulated projected benefit obligation (APBO) as of April 1, 2004.  The actuarially determined impact of the subsidy reduced the APBO by approximately $354 million.  The effect of the subsidy on the measurement of the net periodic postretirement benefit cost was to reduce the cost by approximately $12 million and $24 million for the three and six months ended June 30, 2005, respectively, as follows:

(in millions)

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

	Effect of Subsidy	Effect of Subsidy

Interest cost	$5	$10
Amortization of the actuarial gain	7	14

	$12	$24

The Company paid benefits totaling approximately $122 million relating to its U.S., United Kingdom and Canada postretirement benefit plans in the first half of 2005.  The Company expects to pay benefits of $121 million for postretirement plans for the balance of 2005.

NOTE 10:  EARNINGS PER SHARE

Options to purchase 33.8 million and 36.4 million shares of common stock at weighted average per share prices of $49.23 and $49.10 for the three months ended June 30, 2005 and 2004, respectively, and options to purchase 27.2 million and 36.5 million shares of common stock at weighted average per share prices of $55.90 and $49.10 for the six months ended June 30, 2005 and 2004, respectively, were outstanding during the periods presented but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares for the respective periods and, therefore, the impact of these shares on the diluted earnings per share calculation would be anti-dilutive.

In addition, for the three and six months ended June 30, 2005, approximately 18.5 million shares related to the assumed conversion of the Company’s Contingent Convertible Securities were not included in the denominator, and approximately $3 million and $6 million related to the after-tax interest expense on the Contingent Convertible Securities for the three and six months ended June 30, 2005, respectively, were not adjusted for in the numerator for purposes of the computation of diluted earnings per share for the three and six months ended June 30, 2005.  These items were not included in the computation because they are anti-dilutive to the Company’s earnings per share.

For the three and six months ended June 30, 2004, approximately 18.5 million shares related to the assumed conversion of the Company’s Contingent Convertible Securities were included in the denominator, and approximately $3 million and $6 million related to the after-tax interest expense on the Contingent Convertible Securities for the three and six months ended June 30, 2004, respectively, were adjusted for in the numerator for purposes of the computation of diluted earnings per share.  These items were included in the computation because they are dilutive to the Company’s earnings per share.

NOTE 11:  SHAREHOLDERS’ EQUITY

The Company has 950 million shares of authorized common stock with a par value of $2.50 per share, of which 391 million shares had been issued as of June 30, 2005 and December 31, 2004.  Treasury stock at cost consists of approximately 104 million and 105 million shares at June 30, 2005 and December 31, 2004, respectively.

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

Early adoption of SFAS No. 123R is permitted for all companies.  On January 1, 2005, the Company early adopted the stock option expensing rules of the new standard.  For the three and six months ended June 30, 2005, the Company recorded stock option expense of $3.8 million and $6.6 million, respectively.  The Company’s expensing of stock options increased the basic and diluted loss per share by less than $.01 and $.01 for the three and six months ended June 30, 2005, respectively.

Prior to January 1, 2005, the Company accounted for its employee stock incentive plans under APB No. 25 and the related interpretations under Financial Accounting Standards Board (FASB) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.”  Accordingly, no stock option expense was reflected in net earnings for the three and six months ended June 30, 2004, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

The Company has determined the pro forma net earnings and net earnings per share information for the three and six months ended June 30, 2004 as if the fair value method of SFAS No. 123 had been applied to its stock-based employee compensation.  Net earnings, as reported, and the pro forma information is as follows:

(in millions, except per share data)

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004

Net earnings, as reported	$136	$157
Deduct: Total stock-based employee compensation expense determined under fair value method of all awards, net of related tax effects	(5)	(7)

Pro forma net earnings	$131	$150

Net earnings per share:
Basic - as reported	$.48	$.55
Basic - pro forma	$.46	$.52
Diluted - as reported	$.46	$.53
Diluted - pro forma	$.44	$.51

NOTE 12:  COMPREHENSIVE (LOSS) INCOME

(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Net (loss) income	$(154)	$136	$(296)	$157
Unrealized losses on available-for-sale securities	(2)	(5)	(3)	(6)
Realized and unrealized gains from hedging activity	12	8	12	12
Currency translation adjustments	(102)	(32)	(201)	(58)
Minimum pension liability adjustment	(119)	4	(44)	(41)

Total comprehensive (loss) income	$(365)	$111	$(532)	$64

NOTE 13:  ACQUISITIONS

2005

Creo Inc.

On June 15, 2005, the Company completed the acquisition of Creo Inc. (Creo), a premier supplier of prepress and workflow systems used by commercial printers around the world.  The acquisition of Creo uniquely positions the Company to be the preferred partner for its customers, helping them improve efficiency, expand their offerings and grow their businesses.  The Company paid $954 million (excluding approximately $11 million in transaction related costs), or $16.50 per share, for all of the outstanding shares of Creo.  The Company used its bank lines to initially fund the acquisition, with a portion of the debt to be refinanced in the capital markets at a future date.  Creo’s extensive solutions portfolio is now part of the Company’s Graphic Communications segment.

The following represents the total purchase price of the acquisition (in millions):

Cash paid at closing	$954
Estimated transaction costs	11

Total purchase price	$965

Upon closing of an acquisition, the Company estimates the fair values of assets and liabilities acquired in order to consolidate the acquired balance sheet.  Given the time it takes to obtain pertinent information to finalize the acquired balance sheet, it is not uncommon for initial estimates to be revised in subsequent quarters.  Due to the proximity of the Creo acquisition to the end of the second quarter, the preliminary estimate of the assets and liabilities, which was prepared with the assistance of an independent third party valuation expert, may change in subsequent quarters.  The preliminary purchase price allocation is as follows:

At June 15, 2005 – (in millions):

Current assets	$345
Intangible assets (including in-process R&D)	313
Other non-current assets (including PP&E)	209
Goodwill	324

Total assets acquired	$1,191

Current liabilities	$223
Non-current liabilities	3

Total liabilities assumed	$226

Net assets acquired	$965

Of the $313 million of acquired intangible assets, approximately $48 million was assigned to research and development assets that were written off at the date of acquisition.  This amount was determined by identifying research and development projects that had not yet reached technological feasibility and for which no alternative future uses exist.  The value of the projects identified to be in progress was determined by estimating the future cash flows from the projects once commercialized, less costs to complete development and discounting these net cash flows back to their present value.  The discount rate used for these research and development projects was 23%.  The charges for the write-off were included as research and development costs in the Company’s Consolidated Statement of Earnings for the three and six months ended June 30, 2005.

The remaining $265 million of intangible assets, which relate to developed technology, trademarks and customer relationships, have useful lives ranging from seven to ten years.  The $324 million of goodwill is assigned to the Company’s Graphic Communications segment.

Kodak Polychrome Graphics

On April 1, 2005, the Company completed its acquisition of Kodak Polychrome Graphics (KPG) through the redemption of Sun Chemical Corporation’s 50 percent interest in the joint venture.  The transaction further established the Company as a leader in the graphics communications industry and will complement the Company’s existing business in this market.  Under the terms of the transaction, the Company redeemed all of Sun Chemical Corporation’s shares in KPG by providing $317 million in cash (excluding $7 million in transaction costs) at closing and by entering into two notes payable arrangements, one that will be payable within the U.S. (the U.S. note) and one that will be payable outside of the U.S. (the non-U.S. note), that will require principal and interest payments of $200 million in the third quarter of 2006, and $50 million annually from 2008 through 2013.  The total payments due under the U.S note and the non-U.S. note are $100 million and $400 million, respectively.  The aggregate fair value of these notes payable arrangements was recorded in the Company’s Consolidated Statement of Financial Position as approximately $395 million as of the acquisition date and was presented as a non-cash investing activity in the Consolidated Statement of Cash Flows.  KPG now operates within the Company’s Graphics Communications segment.

The following represents the total purchase price of the acquisition (in millions):

Cash paid at closing	$317
Estimated transaction costs	7
Notes payable	395

Total purchase price	$719

Upon closing of an acquisition, the Company estimates the fair values of assets and liabilities acquired in order to consolidate the acquired balance sheet.  Given the time it takes to obtain pertinent information to finalize the acquired balance sheet, it is not uncommon for initial estimates to be revised in subsequent quarters.  The Company is currently in the process of finalizing the purchase price allocation with respect to the acquisition of KPG and must complete (1) the final review of the independent third party valuation prepared, and (2) the allocation of the purchase price to the proper tax jurisdictions, which will allow the Company to complete the final valuation of the deferred tax liability associated with the acquisition.  A preliminary estimate of the deferred tax liability has been calculated and is included in the preliminary purchase price allocation, which is as follows:

At April 1, 2005 – (in millions):

Current assets	$484
Intangible assets (including in-process R&D)	164
Other non-current assets (including PP&E)	188
Goodwill	211

Total assets acquired	$1,047

Current liabilities	$257
Non-current liabilities	71

Total liabilities assumed	$328

Net assets acquired	$719

Of the $164 million of acquired intangible assets, approximately $16 million was assigned to research and development assets that were written off at the date of acquisition.  This amount was determined by identifying research and development projects that had not yet reached technological feasibility and for which no alternative future uses exist.  The value of the projects identified to be in progress was determined by estimating the future cash flows from the projects once commercialized, less costs to complete development and discounting these net cash flows back to their present value.  The discount rate used for these research and development projects was 22%.  The charges for the write-off were included as research and development costs in the Company’s Consolidated Statement of Earnings for the three and six months ended June 30, 2005.

The remaining $148 million of intangible assets, which relate to developed technology, trademarks and customer relationships, have useful lives ranging from five to ten years.  The $211 million of goodwill is assigned to the Company’s Graphic Communications segment.

The unaudited pro forma combined historical results, as if KPG had been acquired at the beginning of 2005 and 2004, respectively, are estimated to be:

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Net sales	$3,686	$3,824	$6,957	$7,l69
(Loss) earnings from continuing operations	$(144)	$130	$(274)	$146
Basic net (loss) earnings per share from continuing operations	$(.50)	$.45	$(.95)	$.51
Diluted net (loss) earnings per share from continuing operations	$(.50)	$.44	$(.95)	$.50
Number of common shares used in:
Basic net earnings per share	287.1	286.6	287.0	286.6
Diluted net earnings per share	287.1	305.2	287.0	305.2

The pro forma results include amortization of the intangible assets presented above and exclude the write-off of research and development assets that were acquired.

OREX Computed Radiography Ltd.

On March 3, 2005, the Company completed the acquisition of OREX Computed Radiography Ltd. (OREX) for $53 million, inclusive of cash on hand at closing which totaled approximately $5 million.  OREX is a leading provider of compact, robust computed radiography systems that enables medical practitioners to acquire patient x-ray images digitally.  The acquisition will add the technology of OREX’s small format computed radiography products for use in various health imaging markets, such as orthopedics, diagnostic imaging centers, dentistry, and industrial non-destructive testing (NDT).  OREX has become a wholly owned subsidiary and operates within the Company’s Health segment.

The preliminary purchase price allocation, which is subject to adjustment based upon the final closing balance sheet, is as follows:

At March 3, 2005 – (in millions)

Current assets	$18
Intangible assets (including in-process R&D)	15
Other non-current assets (including PP&E)	2
Goodwill	31

Total assets acquired	$66

Current liabilities	$13

Total liabilities assumed	$13

Net assets acquired	$53

Of the $15 million of acquired intangible assets, approximately $2 million was assigned to research and development assets that were written off at the date of acquisition.  This amount was determined by identifying research and development projects that had not yet reached technological feasibility and for which no alternative future uses exist.  The value of the projects identified to be in progress was determined by estimating the future cash flows from the projects once commercialized, less costs to complete development and discounting these net cash flows back to their present value.  The discount rate used for these research and development projects was 15%.  The charges for the write-off were included as research and development costs in the Company’s Consolidated Statement of Earnings for the six months ended June 30, 2005.

The remaining $13 million of intangible assets, which relate to developed technology and customer relationships, have useful lives ranging from five to fifteen years.  The $31 million of goodwill is assigned to the Health segment.

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

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.  The purchase price allocation is as follows:

At May 1, 2004 – (in millions)

Current assets	$88
Intangible assets (including in-process R&D)	9
Other non-current assets (including PP&E)	37

Total assets acquired	$134

Current liabilities	$65
Other non-current liabilities	6
Deferred taxes	33

Total liabilities assumed	$104

Net assets acquired	$30

The excess of fair value of acquired net assets over cost of $30 million represents negative goodwill and was recorded as a component of other long-term liabilities in the Company’s Consolidated Statement of Financial Position.

As of the acquisition date, management began to assess and formulate plans to restructure the NexPress-related entities.  As of June 30, 2005, management had completed its assessment and approved actions on the plans.  Accordingly, as of June 30, 2005, the related liability was $6 million.  This liability is included in the current liabilities amount reported above and represents restructuring charges related to the entities and net assets acquired.  To the extent such actions related to the Company’s historical ownership in the NexPress Solutions LLC joint venture, the restructuring charges will be reflected in the Company’s Consolidated Statement of Earnings.  This amount was $1 million as of June 30, 2005.

Pro-forma Financial Information

The following unaudited pro forma financial information presents the combined results of operations of the Company and the Company’s significant acquisitions since January 1, 2004, NexPress, KPG and Creo, as if the acquisitions had occurred as of the beginning of the periods presented.  The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of the Company that would have been reported had the acquisitions been completed as of the beginning of the periods presented, and should not be taken as representative of the future consolidated results of operations or financial condition of the Company.  Pro forma results were as follows for the three and six months ended June 30, 2005 and 2004:

(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Net sales	$3,807	$4,036	$7,242	$7,622
(Loss) earnings from continuing operations	$(167)	$100	$(301)	$95
Basic net (loss) earnings per share from continuing operations	$(.58)	$.35	$(1.05)	$.33
Diluted net (loss) earnings per share from continuing operations	$(.58)	$.34	$(1.05)	$.33
Number of common shares used in:
Basic net (loss) earnings per share	287.1	286.6	287.0	286.6
Diluted net (loss) earnings per share	287.1	305.2	287.0	305.2

The pro forma results include amortization of the intangible assets presented above and exclude the write-off of research and development assets that were acquired.

NOTE 14:  DISCONTINUED OPERATIONS

On August 13, 2004, the Company completed the sale of RSS to ITT for $725 million in cash.  RSS, a leading provider of specialized imaging solutions to the aerospace and defense community, was part of the Company’s commercial and government systems’ operation within the Commercial Imaging segment.  Its customers include NASA, other U.S. government agencies, and aerospace and defense companies.   RSS had net sales for the three months ended June 30, 2004 of approximately $123 million and net sales for the six months ended June 30, 2004 of approximately $254 million.  RSS had earnings before taxes for the three months ended June 30, 2004 of approximately $17 million and for the six months ended June 30, 2004 of approximately $36 million.  The sale of RSS resulted in an after-tax gain of approximately $439 million recorded in the third quarter of 2004.

As a result of the sale of the assets and business of the Remote Sensing Systems operation, including the stock of the Company’s wholly owned subsidiary, Research Systems, Inc. (collectively known as RSS), to ITT Industries (“ITT”) during 2004, the Company transferred the related employees’ plan assets of the Company’s pension plan on August 13, 2004.  This transfer is subject to a true-up process, which is expected to be completed during 2005.  The after-tax gain of $439 million recorded during 2004 excluded the estimated settlement loss of $55 million, which will be recognized upon final true-up of the value of the plan assets.

The contract with ITT includes a provision under which Kodak may receive up to $35 million in cash (the “Cash Amount”) from ITT depending on the amount of pension plan assets that are ultimately transferred from Kodak’s defined benefit pension plan trust in the U.S. to ITT.  The total amount of assets that Kodak will ultimately transfer to ITT will be actuarially determined in accordance with the applicable sections under the Treasury Regulations and ERISA (the “Transferred Assets”).  The Cash Amount will be equal to 50% of the amount by which the Transferred Assets exceed the maximum amount of assets that would be required to be transferred in accordance with the applicable U.S. Government Cost Accounting Standards (the “CAS Assets”), up to $35 million.  Based on preliminary actuarial valuations, the estimated Cash Amount is approximately $30 million.  Accordingly, the after-tax gain from the sale of RSS includes an estimated pre-tax amount of $30 million, representing the Company’s estimate of the Cash Amount that will be received following the transfer of the pension plan assets to ITT.  This amount has been recorded in assets of discontinued operations in the Company’s Consolidated Statement of Financial Position as of June 30, 2005 and December 31, 2004.  Upon completion of the final actuarial valuation (expected during 2005), which will determine the Transferred Assets, the gain will be adjusted accordingly.

Total Company earnings from discontinued operations for the three months ended June 30, 2004 of approximately $17 million was net of provisions for income taxes of $1 million.  Total Company earnings from discontinued operations for the six months ended June 30, 2004 of approximately $30 million was net of a provision for income tax of $8 million.

NOTE 15:  SEGMENT INFORMATION

In September of 2004, the Company announced the realignment of its operations, effective January 1, 2005, changing the corporate segment reporting structure beginning with the first quarter, 2005.

As a result of the change in composition of the reportable segments, the accompanying segment information for the three and six month periods ended June 30, 2004 has been presented in accordance with the new structure and to conform to the presentation for the three and six month periods ended June 30, 2005.

The Company has three reportable segments based on the aggregation of similar products and services: Digital and Film Imaging Systems (D&FIS); Health; and Graphic Communications.  The balance of the Company’s operations, which individually and in the aggregate do not meet the criteria of a reportable segment, are reported in All Other.

Segment financial information is shown below:

(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Net sales from continuing operations:
D&FIS	$2,151	$2,434	$3,952	$4,412
Health	694	672	1,320	1,303
Graphic Communications	794	325	1,162	608
All Other	47	33	84	61

Consolidated total	$3,686	$3,464	$6,518	$6,384

Earnings (loss) from continuing operations before interest, other income (charges), net and income taxes:
D&FIS	$193	$229	$197	$254
Health	103	124	174	219
Graphic Communications	(33)	(8)	(53)	(8)
All Other	(43)	(38)	(85)	(73)

Total of segments	220	307	233	392
Restructuring costs and other	(353)	(168)	(562)	(246)

Consolidated total	$(133)	$139	$(329)	$146

Earnings (loss) from continuing operations:
D&FIS	$149	$187	$161	$208
Health	79	101	142	176
Graphic Communications	(22)	(5)	(23)	(6)
All Other	(38)	(33)	(75)	(61)

Total of segments	168	250	205	317
Strategic asset impairments	(19)	—	(19)	—
Restructuring costs and other	(353)	(168)	(562)	(246)
Property sales	13	—	13	—
Interest expense	(49)	(43)	(87)	(87)
Other corporate items	5	2	10	4
Tax on Infotonics contribution	(6)	—	(6)	—
Income tax effects on above items and taxes not allocated to segments	87	78	149	139

Consolidated total	$(154)	$119	$(297)	$127

	At June 30, 2005	At December 31, 2004

Segment total assets:
D&FIS	$7,792	$8,458
Health	2,522	2,647
Graphic Communications	3,658	1,638
All Other	94	98

Total of segments	14,066	12,841
LIFO inventory reserve	(298)	(330)
Cash and marketable securities	566	1,258
Deferred income tax assets	1,346	1,077
Assets of discontinued operations	30	30
Other corporate assets/reserves	(128)	(139)

Consolidated total assets	$15,582	$14,737

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

New Kodak Operating Model and Change in Reporting Structure:

In September of 2004, the Company announced an organizational realignment, effective January 1, 2005, changing the corporate segment reporting structure beginning with the first quarter, 2005.

Through year-end 2004, Kodak reported financial information for four reportable segments: Digital and Film Imaging Systems (D&FIS), Health, Commercial Imaging, and Graphic Communications, and All Other.  The bridge from the previous segment reporting to the new reporting structure is outlined below:

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

Graphic Communications Segment:  As of January 1, 2005, the Graphic Communications segment consists of Encad, Inc., a maker of wide-format inkjet printers, inks and media; Kodak Versamark, Inc., a world leader in high-speed, 100% variable data printing; and NexPress Solutions, Inc., a leader in on-demand digital color and monochrome image printing systems.  Kodak’s Document Products and Services organization (previously part of Commercial Imaging), which includes market-leading production and desktop document scanners, microfilm, worldwide service and support and business process services operations, is also part of this segment.  From January 1, 2005 through March 31, 2005, the Graphic Communications segment included traditional graphic products that were sold to Kodak Polychrome Graphics LLC (KPG), a joint venture with Sun Chemical (Sun), and Kodak’s 50 percent equity interest in KPG.  On April 1, 2005, Kodak redeemed Sun’s ownership interest in KPG, and from that date onward, all of KPG’s revenues are included in the Graphic Communications segment.  In addition, this segment now includes Creo Inc., a premier supplier of prepress systems used by commercial printers worldwide, which was acquired by Kodak on June 15, 2005.

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

SUMMARY
(in millions, except per share data)

	Three Months Ended June 30,			Six Months Ended June 30,

	2005	2004	Change	2005	2004	Change

Net sales	$3,686	$3,464	+ 6%	$6,518	$6,384	+ 2%
(Loss) earnings from continuing operations before interest, other income (charges), net and income taxes	(133)	139	- 196	(329)	146	- 325
(Loss) earnings from continuing operations	(154)	119	- 229	(297)	127	- 334
Earnings from discontinued operations	—	17		1	30
Net (loss) earnings	(154)	136	- 213	(296)	157	- 289
Basic net (loss) earnings per share:
Continuing operations	(.54)	.42	- 229	(1.03)	.44	- 334
Discontinued operations	—	.06		-	.11
Total	(.54)	.48	- 213	(1.03)	.55	- 287
Diluted net (loss) earnings per share:
Continuing operations	(.54)	.40	- 235	(1.03)	.44	- 334
Discontinued operations	—	.06		-	.09
Total	(.54)	.46	- 217	(1.03)	.53	- 294

Net Sales from Continuing Operations by Reportable Segment and All Other
(in millions)

	Three Months Ended June 30,			Six Months Ended June 30,

	2005	2004	Change	2005	2004	Change

D&FIS
Inside the U.S.	$896	$984	- 9%	$1,597	$1,725	- 7%
Outside the U.S.	1,255	1,450	- 13	2,355	2,687	- 12

Total D&FIS	2,151	2,434	- 12	3,952	4,412	- 10

Health
Inside the U.S.	273	277	- 1	518	535	- 3
Outside the U.S.	421	395	+ 7	802	768	+ 4

Total Health	694	672	+ 3	1,320	1,303	+ 1

Graphic Communications
Inside the U.S.	251	145	+ 73	407	257	+ 58
Outside the U.S.	543	180	+ 202	755	351	+115

Total Graphic Communications	794	325	+ 144	1,162	608	+ 91

All Other
Inside the U.S.	22	18	+ 22	35	33	+ 6
Outside the U.S.	25	15	+ 67	49	28	+ 75

Total All Other	47	33	+ 42	84	61	+ 38

Consolidated total	$3,686	$3,464	+ 6%	$6,518	$6,384	+ 2%

(Loss) Earnings from Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes by Reportable Segment and All Other
(in millions)

	Three Months Ended June 30,			Six Months Ended June 30,

	2005	2004	Change	2005	2004	Change

D&FIS	$193	$229	- 16%	$197	$254	- 22%
Percent of Sales	9%	9%		5%	6%
Health	$103	$124	- 17%	$174	$219	- 21%
Percent of Sales	15%	18%		13%	17%
Graphic Communications	$(33)	$(8)	-313%	$(53)	$(8)	-563%
Percent of Sales	(4)%	(2)%		(5)%	(1)%
All Other	$(43)	$(38)	- 13%	$(85)	$(73)	- 16%
Percent of Sales	(91)%	(115)%		(101)%	(120)%

Total of segments	$220	$307	- 28%	$233	$392	- 41%
Percent of Sales	6%	9%		4%	6%
Restructuring costs and other	(353)	(168)		(562)	(246)

Consolidated total	$(133)	$139	- 196%	$(329)	$146	- 325%

(Loss) Earnings from Continuing Operations by Reportable Segment and All Other
(in millions)

	Three Months Ended June 30,			Six Months Ended June 30,

	2005	2004	Change	2005	2004	Change

D&FIS	$149	$187	- 20%	$161	$208	- 23%
Percent of Sales	7%	8%		4%	5%
Health	$79	$101	- 22%	$142	$176	- 19%
Percent of Sales	11%	15%		11%	14%
Graphic Communications	$(22)	$(5)	- 340%	$(23)	$(6)	-283%
Percent of Sales	(3)%	(2)%		(2)%	(1)%
All Other	$(38)	$(33)	- 15%	$(75)	$(61)	- 23%
Percent of Sales	(81)%	(100)%		(89)%	(100)%

Total of segments	$168	$250	- 33%	$205	$317	- 35%
Percent of Sales	5%	7%		3%	5%
Lucky film impairment	(19)	—		(19)	—
Restructuring costs and other	(353)	(168)		(562)	(246)
Property sales	13	—		13	—
Interest expense	(49)	(43)		(87)	(87)
Other corporate items	5	2		10	4
Tax on Infotonics contribution	(6)	—		(6)	—
Income tax effects on above items and taxes not allocated to above	87	78		149	139

Consolidated total	$(154)	$119	- 229%	$(297)	$127	-334%

COSTS AND EXPENSES
(in millions)

	Three Months Ended June 30,			Six Months Ended June 30,

	2005	2004	Change	2005	2004	Change

Gross profit	$1,064	$1,101	- 3%	$1,769	$1,908	- 7%
Percent of Sales	28.9%	31.8%		27.1%	29.9%
Selling, general and administrative expenses	$654	$615	+ 6%	$1,238	$1,164	+ 6%
Percent of Sales	17.7%	17.8%		19.0%	18.2%
Research and development costs	$276	$213	+ 30%	$475	$410	+16%
Percent of Sales	7.5%	6.1%		7.3%	6.4%

2005 COMPARED WITH 2004

Second Quarter

RESULTS OF OPERATIONS – CONTINUING OPERATIONS

CONSOLIDATED

Worldwide Revenues

Net worldwide sales were $3,686 million for the second quarter of 2005 as compared with $3,464 million for the second quarter of 2004, representing an increase of $222 million or 6%.  The increase in net sales was primarily due to the acquisitions of NexPress Solutions, Kodak Polychrome Graphics (KPG) and Creo, which on a combined basis contributed $440 million or approximately 12.7 percentage points to second quarter sales.  Second quarter sales were also favorably impacted by foreign exchange, which increased second quarter sales by $54 million or approximately 1.7 percentage points.  These increases were partially offset by declines in price/mix and declines in volumes, which decreased second quarter sales by approximately 3.6 and 4.4 percentage points, respectively.  The decrease in price/mix was primarily driven by the film capture Strategic Product Group (SPG), consumer digital capture SPG and the Health Group digital capture and digital output SPG.  The decrease in volumes was primarily driven by declines in the film capture SPG, the wholesale and retail photofinishing portions of the consumer output SPG, and the Health Group digital output SPG.

Net sales in the U.S. were $1,442 million for the second quarter of 2005 as compared with $1,424 million for the prior year quarter, representing an increase of $18 million, or 1%.  Net sales outside the U.S. were $2,244 million for the current quarter as compared with $2,040 million for the second quarter of 2004, representing an increase of $204 million, or 10% as reported, which includes the favorable impact of foreign currency fluctuations of 3%.

Digital Strategic Product Groups’ Revenues

The Company’s digital product sales, including new technologies product sales, were $1,843 million for the second quarter of 2005 as compared with $1,289 million for the prior year quarter, representing an increase of $554 million, or 43%, primarily driven by KPG, the consumer digital capture SPG and the home printing SPG.  Product sales from new technologies, included in digital product sales, were $10 million for the second quarter of 2005.

Traditional Strategic Product Groups’ Revenues

Net sales of the Company’s traditional products were $1,843 million for the second quarter of 2005 as compared with $2,175 million for the prior year quarter, representing a decrease of $332 million, or 15%, primarily driven by declines in the film capture SPG and the wholesale and retail photofinishing portions of the consumer output SPG.

Foreign Revenues

The Company’s operations outside the U.S. are reported in three regions: (1) the Europe, Africa and Middle East region (EAMER), (2) the Asia Pacific region and (3) the Canada and Latin America region.  Net sales in the EAMER region were $1,149 million for the second quarter of 2005 as compared with $1,093 million for the prior year quarter, representing an increase of $56 million, or 5%.  The increase in net sales for the period reflected the favorable impact of foreign currency fluctuations of 3%.  Net sales in the Asia Pacific region were $692 million for the current quarter as compared with $636 million for the prior year quarter, representing an increase of $56 million, or 9%.  The increase in net sales for the period reflected the favorable impact of foreign currency fluctuations of 3%.  Net sales in the Canada and Latin America region were $403 million in the current quarter as compared with $311 million for the second quarter of 2004, representing an increase of $92 million, or 30%.  The increase in net sales for the period reflected the favorable impact of foreign currency fluctuations of 3%.

The Company’s major emerging markets include China, Brazil, Mexico, Russia, India, Korea, Hong Kong and Taiwan.  Net sales in emerging markets were $736 million for the second quarter of 2005 as compared with $728 million for the prior year quarter, representing an increase of $8 million, or 1%, which included the favorable impact of exchange of 2%.  The emerging market portfolio accounted for approximately 20% of Kodak’s worldwide sales and 33% of Kodak’s non-U.S. sales in the quarter.  The decrease in emerging market sales was primarily attributable to sales declines in Korea, Taiwan, Hong Kong and China of 18%, 17%, 9%, and 6%, respectively.  These declines were offset by sales increases in India, Brazil, Russia and Mexico of 6%, 4%, 2% and 1%, respectively.

Gross Profit

Gross profit was $1,064 million for the second quarter of 2005 as compared with $1,101 million for the second quarter of 2004, representing a decrease of $37 million, or 3%.  The gross profit margin was 28.9% in the current quarter as compared with 31.8% in the prior year quarter.  The 2.9 percentage point decrease was primarily attributable to declines due to price/mix, driven primarily by consumer digital cameras, entertainment print film, traditional consumer and digital health products and services, which reduced gross profit margins by approximately 2.6 percentage points.  Manufacturing costs arising from unfavorable manufacturing variances and increased raw material prices also contributed to the decline, and reduced gross profit margins by approximately 0.9 percentage points.  These decreases were partially offset by exchange, which favorably impacted gross profit margins by approximately 0.7 percentage points.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) were $654 million for the second quarter of 2005 as compared with $615 million for the prior year quarter, representing an increase of $39 million, or 6%.  SG&A as a percentage of sales remained constant at 18% for the second quarter of 2005 as compared with the prior quarter.  The increase in SG&A is primarily attributable to acquisition-related SG&A of $77 million and unfavorable exchange of $8 million, partially offset by ongoing cost reduction initiatives.

Research and Development Costs

Research and development costs (R&D) were $276 million for the second quarter of 2005 as compared with $213 million for the second quarter of 2004, representing an increase of $63 million, or 30%.  R&D as a percentage of sales increased from 6% in the prior year quarter to 7% in the current year quarter.  The increase in R&D is primarily attributable to write-offs for purchased in-process R&D associated with acquisitions made in the second quarter of 2005 of $64 million.

Earnings (Loss) From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

The loss from continuing operations before interest, other income (charges), net and income taxes for the second quarter of 2005 was $133 million as compared with earnings of $139 million for the second quarter of 2004, representing a decrease of $272 million, or 196%.  This decrease is primarily attributable to the reasons described above.

Interest Expense

Interest expense for the second quarter of 2005 was $49 million as compared with $43 million for the prior year quarter, representing an increase of $6 million, or 14%.  Higher interest expense is a result of increased levels of debt associated with acquisitions.

Other Income (Charges), Net

The other income (charges), net component includes principally investment income, income and losses from equity investments, foreign exchange, and gains and losses on the sales of assets and investments.  Other charges for the current quarter were $38 million as compared with other income of $8 million for the second quarter of 2004.  The decrease of $46 million is primarily attributable to a loss on foreign exchange of approximately $25 million due to the unhedged U.S. dollar denominated note payable issued outside of the U.S. relating to the KPG acquisition versus a $1 million gain in the second quarter of 2004.  As of July 28, 2005, future foreign exchange losses arising from this note payable would be substantially offset by purchased forward contract positions.

Also included in other charges is a charge of approximately $19 million in the current quarter for the impairment of the Lucky Film investment as a result of an other-than-temporary decline in the market value of Lucky’s stock.  As of June 30, 2005, the remaining amount of this investment is $11 million.  In addition, contributing to the decline in other income was a year-over-year decline of approximately $15 million driven by the classification of KPG and NexPress.  In the prior year period, the Company’s investments in KPG and NexPress were accounted for under the equity method, and resulted in net equity income included in other income (charges), net.  Both NexPress and KPG are now consolidated in the Company’s Statement of Earnings and included in the Graphic Communications segment.  These items were partially offset by a gain in the current quarter of approximately $13 million on the sale of property.

Income Tax Provision (Benefit)

The Company’s estimated annual effective tax rate from continuing operations decreased from 20.0% for the prior year second quarter to 15.5% for the second quarter of 2005.  This decrease is primarily attributable to interest and other miscellaneous items, including the estimated full-year earnings impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which is not taxable.

During the second quarter of 2005, the Company recorded a tax benefit of $65 million, representing an income tax rate from continuing operations of 30.0%.  The income tax rate of 30.0% for the quarter differs from the estimated annual effective tax rate of 15.5% due to discrete period tax benefits of $97 million.  The net discrete period tax benefits resulted from the following discrete period charges and credits: tax benefits of $101 million associated with the net focused cost reduction of $353 million; tax benefits of $24 million associated with the charges for in-process research and development of $64 million; tax charges of $2 million associated with gains on $13 million property sale related to focused cost reductions; tax charges of $6 million due to a change in estimate with respect to a tax benefit recorded in connection with a land donation in a prior period; no tax associated with the Lucky Film investment impairment charge of $19 million as a result of the Company’s tax holiday in China; tax charges of $5 million associated with changes in state laws in New York and Ohio; a tax charge of $9 million related to the recording of a valuation allowance against deferred tax assets in Brazil; and a tax charge of $6 million associated with the planned remittance of earnings from subsidiary companies outside the U.S.

The audit for tax years 1993-1998 has progressed to the final level of review by the IRS and the Company anticipates that it will be formally settled during the third quarter of 2005.  The finalization of this settlement could have a significant impact upon the Company’s 2005 effective tax rate and operating results because the settlement covers six years and also includes significant transactional activity associated with the disposition of various businesses.

(Loss) Earnings From Continuing Operations

The loss from continuing operations for the second quarter of 2005 was $154 million, or $.54 per basic and diluted share, as compared with earnings from continuing operations for the second quarter of 2004 of $119 million, or $.42 per basic and $.40 per diluted share, representing a decrease of $273 million.  This decrease in earnings from continuing operations is attributable to the reasons described above.

DIGITAL & FILM IMAGING SYSTEMS

Worldwide Revenues

Net worldwide sales for the Digital & Film Imaging Systems (D&FIS) segment were $2,151 million for the second quarter of 2005 as compared with $2,434 million for the second quarter of 2004, representing a decrease of $283 million, or 12% as reported.  The decrease in net sales was comprised of decreases related to volume driven primarily by declines in the film capture SPG and the wholesale and retail photofinishing portions of the consumer output SPG, which decreased second quarter sales by approximately 9.3 percentage points, and declines related to negative price/mix, driven primarily by the digital capture SPG, the traditional film capture SPG, and the color negative paper SPG, which reduced net sales by approximately 4.1 percentage points.  These decreases were partially offset by favorable exchange, which increased net sales by approximately 1.7 percentage points.

D&FIS segment net sales in the U.S. were $896 million for the current quarter as compared with $984 million for the second quarter of 2004, representing a decrease of $88 million, or 9%.  D&FIS segment net sales outside the U.S. were $1,255 million for the second quarter of 2005 as compared with $1,450 million for the prior year quarter, representing a decrease of $195 million, or 13% as reported, which includes an increase of 3% from the favorable impact of exchange.

Digital Strategic Product Groups’ Revenues

D&FIS segment digital product sales were $723 million for the current quarter as compared with $582 million for the second quarter of 2004, representing an increase of $141 million, or 24%, primarily driven by the consumer digital capture SPG, the kiosks/media portion of the consumer output SPG, and the home printing SPG.  Net worldwide sales of consumer digital capture products, which include consumer digital cameras, accessories, memory products, and royalties, increased 25% in the second quarter of 2005 as compared with the prior year quarter, primarily reflecting strong volume increases and favorable exchange, partially offset by negative price/mix.  For digital still cameras, Kodak held the number one unit market share position for the U.S. market through May.

Net worldwide sales of picture maker kiosks/media increased 24% in the second quarter of 2005 as compared with the second quarter of 2004, as a result of strong volume increases and favorable exchange.  Sales continue to be driven by strong market acceptance of Kodak’s new generation of kiosks and an increase in consumer demand for digital printing at retail.  During the quarter, sales benefited from additional media manufacturing capacity that came on line in early April.

Net worldwide sales of the home printing solutions SPG, which includes inkjet photo paper and printer docks/media, increased 63% in the current quarter as compared with the second quarter of 2004 driven by sales of printer docks and associated thermal media.  Kodak’s printer dock product continues to maintain leading market share positions in the U.S., United Kingdom and Australia through May.  During the quarter, inkjet paper sales declined year over year, as volume growth was more than offset by lower pricing.

Traditional Strategic Product Group Revenues

Segment traditional product sales were $1,428 million for the current quarter as compared with $1,852 million for the second quarter of 2004, representing a decrease of $424 million or 23%, primarily driven by declines in the film capture SPG and the consumer output SPG.

Net worldwide sales of the film capture SPG, including consumer roll film (35mm and APS film), one-time-use cameras (OTUC), professional films, reloadable traditional film cameras and batteries/videotape, decreased 31% in the second quarter of 2005 as compared with the second quarter of 2004, primarily reflecting volume declines and negative price/mix, partially offset by favorable exchange.

U.S. consumer film industry sell-through volumes decreased approximately 25% in the second quarter of 2005 as compared with the prior year quarter.  Kodak’s sell-in consumer film volumes declined approximately 37% as compared with the prior year quarter, reflecting a continuing reduction in U.S. retailer inventories as well as a decline in market share.  Kodak continues to project full year 2005 consumer film industry volumes to decline as much as 30% in the U.S., and updated its projection from 20% to as much as 27% on a worldwide basis.

Net worldwide sales for the retail photofinishing SPG, which includes color negative paper, minilab equipment and services, chemistry, and photofinishing services at retail, decreased 23% in the second quarter of 2005 as compared with the second quarter of 2004, primarily reflecting volume declines and negative price/mix partially offset by favorable exchange.  Kodak has changed its participation model for minilab equipment in the U.S. eliminating direct sales involvement in favor of a referral model.

Net worldwide sales for the wholesale photofinishing SPG, which includes color negative paper, equipment, chemistry, and photofinishing services at Qualex in the U.S. and CIS (Consumer Imaging Services) outside the U.S., decreased 45% in the second quarter of 2005 as compared with the second quarter of 2004, reflecting continuing volume declines partially offset by favorable exchange.

Net worldwide sales for the entertainment film SPGs, including origination and print films for the entertainment industry increased 12%, primarily reflecting volume increases and favorable exchange that was partially offset by negative price/mix.  Entertainment films continued to benefit from a robust market and higher volume driven by simultaneous worldwide releases of major feature films.

Gross Profit

Gross profit for the D&FIS segment was $644 million for the second quarter of 2005 as compared with $749 million for the prior year quarter, representing a decrease of $105 million or 14%.  The gross profit margin was 29.9% in the current quarter as compared with 30.8% in the prior year quarter.  The 0.9 percentage point decrease was primarily attributable to volume/price/mix declines primarily driven by the film capture SPG and the color negative paper SPG, and entertainment print films, which reduced gross profit margins by approximately 3.1 percentage points. These decreases were partially offset by positive results from initiatives to reduce manufacturing costs, which improved gross profit margins by approximately 1.6 percentage points, and foreign exchange, which favorably impacted gross profit margins by approximately 0.7 percentage points.

Selling, General and Administrative Expenses

SG&A expenses for the D&FIS segment decreased $43 million, or 10%, from $423 million in the second quarter of 2004 to $380 million in the current quarter, and increased as a percentage of sales from 17% for the second quarter of 2004 to 18% for the current quarter.  The dollar decrease is primarily attributable to cost reduction actions.  These cost reduction actions are being outpaced by the decline of traditional product sales, which resulted in the increase of SG&A as a percentage of sales.

Research and Development Costs

R&D costs for the D&FIS segment decreased $27 million, or 27%, from $99 million in the second quarter of 2004 to $72 million in the current quarter and decreased as a percentage of sales from 4% in the prior year quarter to 3%.  The decrease in R&D was primarily attributable to spending reductions related to traditional products and services.

Earnings From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

Earnings from continuing operations before interest, other income (charges), net and income taxes for the D&FIS segment were $193 million in the second quarter of 2005 compared with $229 million in the second quarter of 2004, representing a decrease of $36 million or 16%, primarily as a result of the factors described above.  The operating earnings margin rate was flat at 9% for the current quarter and the prior year quarter.

HEALTH

Worldwide Revenues

Net worldwide sales for the Health segment were $694 million for the second quarter of 2005 as compared with $672 million for the prior year quarter, representing an increase of $22 million, or 3%.  The increase in sales was attributable to volume increases, driven by growth in the digital capture, healthcare information systems, services and dental systems SPGs partially offset by decreases in the digital output and film capture and output SPG, which increased second quarter sales by approximately 4.3 percentage points, and favorable exchange which impacted second quarter sales by approximately 1.6 percentage points.  These increases were partially offset by decreases in price/mix of approximately 2.6 percentage points, primarily driven by the digital capture SPG, digital output SPG, and the traditional medical film portion of the film capture and output SPG.

Net sales in the U.S. were $273 million for the current quarter as compared with $277 million for the second quarter of 2004, representing a decrease of $4 million, or 1%.  Net sales outside the U.S. were $421 million for the second quarter of 2005 as compared with $395 million for the prior year quarter, representing an increase of $26 million, or 7% as reported, which includes an increase of 3% from the favorable impact of exchange.

Digital Strategic Product Groups’ Revenues

Health segment digital sales, which include digital output (DryView laser imagers/media and wet laser printers/media), digital capture equipment (computed radiography and digital radiography systems), services, dental systems (practice management software and digital radiography capture equipment) and healthcare information systems (Picture Archiving and Communications Systems (PACS)), were $450 million for the current quarter as compared with $430 million for the second quarter of 2004, representing an increase of $20 million, or 5%.  The increase in digital product sales was primarily attributable to volume increases and favorable exchange, partially offset by negative price/mix.

Traditional Strategic Product Groups’ Revenues

Segment traditional product sales, including analog film, equipment, chemistry and services, were $244 million for the current quarter as compared with $242 million for the second quarter of 2004, representing an increase of $2 million, or less than 1%, which includes an increase of 2% from the favorable impact of exchange.  Lower volumes and unfavorable price/mix for the film capture and output SPG partially offset the favorable exchange impact.

Gross Profit

Gross profit for the Health segment was $276 million for the second quarter of 2005 as compared with $293 million in the prior year quarter, representing a decrease of $17 million, or 6%.  The gross profit margin was 39.8% in the current quarter as compared with 43.6% in the second quarter of 2004.  The decrease in the gross profit margin of 3.8 percentage points was principally attributable to: (1) price/mix, which negatively impacted gross profit margins by 3.1 percentage points driven by the digital capture SPG, digital output SPG and the traditional medical film portion of the film capture and output SPG, and (2) an increase in manufacturing cost, which decreased gross profit margins by approximately 1.3 percentage points due to an increase in silver and raw material costs as well as the amortization of unfavorable 2004 manufacturing variances during the second quarter of 2005.  These decreases were partially offset by favorable exchange, which contributed approximately 0.6 percentage points to the gross profit margins.

Selling, General and Administrative Expenses

SG&A expenses for the Health segment increased $8 million, or 7%, from $119 million in the second quarter of 2004 to $127 million for the current quarter and remained constant as a percentage of sales at 18%.  The increase in SG&A expenses is primarily attributable to the unfavorable impact of foreign exchange of approximately $2 million.

Research and Development Costs

Second quarter R&D costs decreased $3 million, or 6%, from $50 million in the second quarter of 2004 to $47 million, and remained relatively constant as a percentage of sales at 7%.

Earnings From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

Earnings from continuing operations before interest, other income (charges), net and income taxes for the Health segment decreased $21 million, or 17%, from $124 million for the prior year quarter to $103 million for the second quarter of 2005 due primarily to the reasons described above.  The operating earnings margin rate decreased 3 percentage points from 18% in the prior year quarter to 15% in the current year quarter.

GRAPHIC COMMUNICATIONS

The Graphic Communications segment serves a variety of customers in the in-plant, data center, commercial printing, packaging, newspaper and digital service bureau markets with a range of software and hardware products that provide customers with a range of solutions for prepress, traditional and digital printing, and document scanning and multi-vendor IT services.

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

There was no consideration paid to Heidelberg at closing.  Under the terms of the acquisition, Kodak and Heidelberg agreed to use a performance-based earn-out formula whereby Kodak will make periodic payments to Heidelberg over a two-year period, if certain sales goals are met.  If all sales goals are met during the two calendar years ending December 31, 2005, the Company will pay a maximum of $150 million in cash.  During the first calendar year (2004), no amounts were paid.  Additional payments may also be made relating to the incremental sales of certain products in excess of a stated minimum number of units sold during a five-year period following the closing of the transaction.  The acquisition is expected to become accretive by 2007.  During the three months ended June 30, 2005, the NexPress-related entities contributed $78 million in sales to the Graphic Communications segment.

On April 1, 2005, the Company became the sole owner of Kodak Polychrome Graphics (KPG) through the redemption of Sun Chemical Corporation’s 50 percent interest in the KPG joint venture.  This transaction further established the Company as a leader in the graphic communications industry and complements the Company’s existing business in this market.  Under the terms of the transaction, the Company redeemed all of Sun Chemical’s shares in KPG by providing $317 million in cash at closing and by entering into two notes payable arrangements, one that will be payable within the U.S. (the U.S. note) and one that will be payable outside of the U.S. (the non-U.S. note), that will require principal and interest payments of $200 million in the third quarter of 2006, and $50 million annually from 2008 through 2013.  The total payments due under the U.S. note and the non-U.S. note are $100 million and $400 million, respectively.  The aggregate fair value of these notes payable arrangements of approximately $395 million as of the acquisition date was recorded as long-term debt in the Company’s Consolidated Statement of Financial Position.

On June 15, 2005, the Company completed the acquisition of Creo Inc. (Creo), a premier supplier of prepress and workflow systems used by commercial printers around the world.  The acquisition of Creo uniquely positions the Company to be the preferred partner for its customers, helping them improve efficiency, expand their offerings and grow their businesses.  The Company paid $954 million (excluding approximately $11 million in transaction related costs), or $16.50 per share, for all of the outstanding shares of Creo.  The Company used its bank lines to initially fund the acquisition, with a portion of the debt to be refinanced at a future date.  Creo’s extensive solutions portfolio is now part of the Company’s Graphic Communications segment.

Worldwide Revenues

Net worldwide sales for the Graphic Communications segment were $794 million for the second quarter of 2005 as compared with $325 million for the prior year quarter, representing an increase of $469 million, or 144%.  The increase in net sales was primarily due to the completion of the KPG and Creo acquisitions.

Net sales in the U.S. were $251 million for the current quarter as compared with $145 million for the prior year quarter, representing an increase of $106 million, or 73%.  Net sales outside the U.S. were $543 million in the second quarter of 2005 as compared with $180 million for the prior year quarter, representing an increase of $363 million, or 202% as reported, which includes an increase of $7 million or 2% favorable impact from exchange.

Digital Strategic Product Groups’ Revenues

The Graphic Communications segment digital product sales are comprised of KPG digital revenues; NexPress Solutions, a producer of digital color and black and white printing solutions; Creo, a supplier of prepress systems; Kodak Versamark, a leader in continuous inkjet technology, document scanners; Encad, a maker of wide-format inkjet printers; and service and support.

Digital product sales for the Graphic Communications segment were $632 million for the second quarter of 2005 as compared with $255 million for the prior year quarter, representing an increase of $377 million, or 148%.  The increase in digital product sales was primarily attributable to the acquisitions of KPG and Creo.

Net worldwide sales for NexPress color and black and white products increased 91% driven by strong volume increases and favorable exchange partially offset by unfavorable price/mix.  The installed base of digital production color presses continues to grow and increases in customer average monthly page volumes are leading to higher consumables revenue.  NexPress black and white digital equipment and related consumables and service delivered strong performance in the second quarter.

Sales of Kodak Versamark products and services increased 22% in the current quarter as compared with the second quarter of 2004, led by increased placements of color printing solutions in the transactional printing market coupled with a growing consumables business.  The increase in sales was primarily due to the KPG acquisition.

Traditional Strategic Product Groups’ Revenues

Segment traditional product sales are primarily comprised of sales of traditional graphics products, KPG’s analog plates and other films, and microfilm products.  These sales were $162 million for the current quarter compared with $70 million for the prior year quarter, representing an increase of $92 million, or 131%.  The increase in sales was primarily attributable to the acquisition of KPG.

Gross Profit

Gross profit for the Graphic Communications segment was $216 million for the second quarter of 2005 as compared with $85 million in the prior year quarter, representing an increase of $131 million, or 154%.  The gross profit margin was 27.2% in the current quarter as compared with 26.2% in the prior year quarter.  The increase in the gross profit margin of 1.0 percentage points was primarily attributable to: (1) the acquisitions of Creo and KPG, which increased gross profit margins by approximately 2.4 percentage points, and (2) positive exchange, which increased gross profit margins by approximately 0.6 percentage points.  These positive impacts on gross profit margin were partially offset by negative price/mix of approximately 1.2 percentage points and increases in manufacturing costs, which negatively impacted gross profit margins by approximately 0.8 percentage points.

Selling, General and Administrative Expenses

SG&A expenses for the Graphic Communications segment were $138 million for the second quarter of 2005 as compared with $64 million in the prior year quarter, representing an increase of $74 million, or 116%, and decreased as a percentage of sales from 20% to 17%.  The decrease in SG&A percentage is primarily attributable to the acquisitions of KPG and Creo, which have lower SG&A as a percent of sales.

Research and Development Costs

Second quarter R&D costs for the Graphic Communications segment increased $82 million, or 283%, from $29 million for the second quarter of 2004 to $111 million for the current quarter, and increased as a percentage of sales from 9% for the second quarter of 2004 to 14% for the current quarter.  The increase was primarily attributable to the $16 million charge for purchased in-process R&D recorded for the acquisition of KPG, the $48 million charge for the purchased in-process R&D recorded for the acquisition of Creo, and the remainder due to the operations of KPG and Creo.

Earnings (Loss) From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

The loss from continuing operations before interest, other income (charges), net and income taxes for the Graphic Communications segment was $33 million in the second quarter of 2005 compared with a loss of $8 million in the second quarter of 2004.  This decrease in earnings is primarily attributable to the $16 million charge for purchased in-process R&D related to the KPG acquisition and the $48 million charge for the purchased in-process R&D related to the Creo acquisition, offset by earnings from the KPG and Creo acquisitions.

ALL OTHER

Worldwide Revenues

Net worldwide sales for All Other were $47 million for the second quarter of 2005 as compared with $33 million for the second quarter of 2004, representing an increase of $14 million, or 42%.  Net sales in the U.S. were $22 million for the second quarter of 2005 as compared with $18 million for the prior year quarter, representing an increase of $4 million, or 22%.  Net sales outside the U.S. were $25 million in the second quarter of 2005 as compared with $15 million in the prior year quarter, representing an increase of $10 million, or 67%.

Loss From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

The loss from continuing operations before interest, other income (charges), net and income taxes for All Other was $43 million in the current quarter as compared with a loss of $38 million in the second quarter of 2004, primarily driven by digital investments, which include the inkjet and display programs.

RESULTS OF OPERATIONS - DISCONTINUED OPERATIONS

Earnings from discontinued operations for the second quarter of 2004 were $17 million or $.06 per basic and diluted share and were primarily related to earnings from the Company’s Remote Sensing Systems business, which was sold to ITT Industries, Inc. in August 2004.

NET (LOSS) EARNINGS

The net loss for the second quarter of 2005 was $154 million, or a loss of $.54 per basic and diluted share, as compared with net earnings for the second quarter of 2004 of $136 million, or $.48 per basic and $.46 per diluted share, representing a decrease of $290 million or 213%.  This decrease is primarily attributable to the reasons outlined above.

Year to Date

RESULTS OF OPERATIONS – CONTINUING OPERATIONS

CONSOLIDATED

Worldwide Revenues

Net worldwide sales were $6,518 million for the six months ended June 30, 2005 as compared with $6,384 million for the six months ended June 30, 2004, representing an increase of $134 million or 2%.  This increase in net sales was primarily attributable to the acquisition of NexPress Solutions, KPG, and Creo, which contributed $518 million or approximately 8.1 percentage points to first half sales, and favorable exchange, which increased first half sales by approximately 1.8 percentage points.  These increases were partially offset by declines in volumes and declines in price/mix, which decreased the first half of 2005 sales by approximately 4.1 and 3.7 percentage points, respectively.  The decrease in price/mix was primarily driven by the film capture SPG, consumer digital capture SPG and the Health Group digital capture SPG.  The decrease in volumes was primarily driven by declines in the film capture SPG, the wholesale and retail photofinishing portions of the consumer output SPG, and the Health Group digital output and film capture and output SPGs.

Net sales in the U.S. were $2,557 million for the six months ended June 30, 2005 as compared with $2,550 million for the prior year period, representing an increase of $7 million, or less than 1%.  Net sales outside the U.S. were $3,961 million for the current year period as compared with $3,834 million for the prior year period, representing an increase of $127 million, or 3%, which includes a favorable impact from exchange of 3%.

Digital Strategic Product Groups’ Revenues

The Company’s digital product sales, including new technologies product sales of $13 million, were $3,184 million for the six months ended June 30, 2005 as compared with $2,391 million, including new technologies of $15 million, for the prior year period, representing an increase of $793 million, or 33%, primarily driven by the digital portion of KPG, the consumer digital capture SPG, the kiosks/media portion of the consumer output SPG, and the home printing SPG.

Traditional Strategic Product Groups’ Revenues

Net sales of the Company’s traditional products were $3,334 million for the six months ended June 30, 2005 as compared with $3,993 million for the prior year period, representing a decrease of $659 million, or 17%, primarily driven by declines in the film capture SPG, and the wholesale and retail photofinishing portions of the consumer output SPG.

Foreign Revenues

Net sales in the EAMER region were $2,000 million for the first six months of 2005 as compared with $2,003 million for the first six months of 2004, representing a decrease of $3 million, or less than 1%, which includes a favorable impact from exchange of 3%.  Net sales in the Asia Pacific region were $1,270 million for the first six months of 2005 as compared with $1,237 million for the first six months of 2004, representing an increase of $33 million, or 3%, which includes a favorable impact from exchange of 3%.  Net sales in the Canada and Latin America region were $691 million for the first six months of 2005 as compared with $594 million for the first six months of 2004, representing an increase of $97 million, or 16% as reported, which includes a favorable impact from exchange of 2%.

The Company’s major emerging markets include China, Brazil, Mexico, Russia, India, Korea, Hong Kong and Taiwan.  Net sales in emerging markets were $1,373 million for the six months ended June 30, 2005 as compared with $1,385 million for the prior year period, representing a decrease of $12 million, or 1%, which includes a favorable impact from exchange of 2%.  The emerging market portfolio accounted for approximately 21% of Kodak’s worldwide sales and 35% of Kodak’s non-U.S. sales in the current year period.  The decrease in emerging market sales was primarily attributable to sales declines in Korea, Taiwan, China and Hong Kong of 15%, 14%, 13% and 8%, respectively.  These declines were offset by sales increases in India, Mexico, Brazil and Russia of 7%, 3%, 2% and 2%, respectively.

Gross Profit

Gross profit was $1,769 million for the six months ended June 30, 2005 as compared with $1,908 million for the six months ended June 30, 2004, representing a decrease of $139 million, or 7%.  The gross profit margin was 27.1% in the current year period as compared with 29.9% in the prior year period.  The 2.8 percentage point decrease was primarily attributable to declines due to price/mix, driven primarily by consumer digital cameras, one-time-use cameras, traditional consumer and digital health products and services, and commercial printing, which reduced gross profit margins by approximately 2.7 percentage points and to increased manufacturing costs, which reduced gross profit margins by approximately 0.8 percentage points.  These decreases were partially offset by exchange, which favorably impacted gross profit margins by approximately 0.7 percentage points.

Selling, General and Administrative Expenses

SG&A expenses were $1,238 million for the six months ended June 30, 2005 as compared with $l,164 million for the six months ended June 30, 2004, representing an increase of $74 million, or 6%.  SG&A increased as a percentage of sales from 18% for the prior year period to 19% for the current year period.  The increase in SG&A is primarily attributable to acquisition related SG&A of $101 million and unfavorable exchange of $17 million partially offset by cost reduction initiatives.

Research and Development Costs

R&D costs were $475 million for the six months ended June 30, 2005 as compared with $410 million for the six months ended June 30, 2004, representing an increase of $65 million, or 16%.  R&D increased as a percentage of sales from 6% for the prior year period to 7% for the current year period.  The increase in R&D is primarily attributable to write-offs for purchased in-process R&D associated with acquisitions made in the first half of 2005 for $66 million.

Earnings (Loss) From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

The loss from continuing operations before interest, other income (charges), net and income taxes for the six months ended June 30, 2005 was $329 million as compared with earnings of $146 million for the six months ended June 30, 2004, representing a decrease of $475 million, or 325%.  This decrease is primarily attributable to the reasons described above.

Interest Expense

Interest expense for the six months ended June 30, 2005 of $87 million was consistent with the prior year period.

Other Income (Charges), Net

The other income (charges), net component includes principally investment income, income and losses from equity investments, foreign exchange, and gains and losses on the sales of assets and investments.  Other charges for the current year period were $3 million as compared with other income of $6 million for the prior year period.  The decline of $9 million is primarily attributable to a year-to-date loss on foreign exchange of $24 million due to the unhedged U.S. dollar denominated note payable relating to the KPG acquisition versus a loss of $1 million for the first half of 2004.  As of July 28, 2005, future foreign exchange losses arising from this note payable would be substantially offset by purchased forward contract positions.

The decline was also impacted by a $19 million impairment of the investment in Lucky Films as a result of an other-than-temporary decline in the market value of Lucky’s stock.  As of June 30, 2005, the remaining amount of this investment is $11 million.  These items were partially offset by a gain on the sale of property of $13 million, and an increase in investment income of $6 million.  Also offsetting the charges outlined above was an improvement of $9 million driven by the classification of KPG and NexPress.  In the prior year period, the Company’s investments in KPG and NexPress were accounted for under the equity method, and resulted in net equity losses included in other income (charges), net.  Both NexPress and KPG are now consolidated in the Company’s Statement of Earnings and included in the Graphic Communications segment.

Income Tax (Benefit) Provision

The Company’s estimated annual effective tax rate from continuing operations decreased from 20.0% for the six months ended June 30, 2004 to 15.5% for the six months ended June 30, 2005.  This decrease is primarily attributable to interest and other miscellaneous items, including the estimated full-year earnings impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which is not taxable.

During the six months ended June 30, 2005, the Company recorded a tax benefit of $121 million, representing an income tax rate from continuing operations of 29.0%.  The income tax rate of 29.0% for the six months ended June 30, 2005 differs from the estimated annual effective tax rate of 15.5% due to net discrete period tax benefits of $155 million.  The net discrete period tax benefits resulted from the following discrete period charges and credits: tax benefits of $158 million associated with the net focused cost reduction of $562 million; tax benefits of $24 million associated with the charges for in-process research and development of $64 million; tax charges of $2 million associated with gains on $13 million property sales related to focused cost reductions; tax charges of $6 million due to a change in estimate with respect to a tax benefit recorded in connection with a land donation in a prior period; no tax associated with the Lucky Film investment impairment charge of $19 million as a result of the  Company’s tax holiday in China; tax charges of $5 million associated with changes in state laws in New York and Ohio; a tax charge of $9 million related to the recording of a valuation allowance against deferred tax assets in Brazil; and a tax charge of $6 million associated with the planned remittance of earnings from subsidiary companies outside the U.S.

(Loss) Earnings From Continuing Operations

The loss from continuing operations for the six months ended June 30, 2005 was $297 million, or $1.03 per basic and diluted share, as compared with earnings from continuing operations for the six months ended June 30, 2004 of $127 million, or $.44 per basic and diluted share, representing a decrease of $424 million.  This decrease in earnings from continuing operations is attributable to the reasons described above.

DIGITAL & FILM IMAGING SYSTEMS

Worldwide Revenues

Net worldwide sales for the D&FIS segment were $3,952 million for the six months ended June 30, 2005 as compared with $4,412 million for the six months ended June 30, 2004, representing a decrease of $460 million, or 10%.  The decrease in net sales was primarily attributable to volume declines in the film capture SPG and the wholesale and retail photofinishing portions of the consumer output SPG, which decreased second quarter sales by approximately 7.8 percentage points, and declines related to negative price/mix, driven primarily by the digital capture SPG, the traditional film capture SPG, and the color negative paper SPG, which reduced net sales by approximately 4.6 percentage points.  These decreases were partially offset by favorable exchange, which increased net sales by approximately 1.8 percentage points.

D&FIS segment net sales in the U.S. were $1,597 million for the current year period as compared with $1,725 million for the prior year period, representing a decrease of $128 million, or 7%.  D&FIS segment net sales outside the U.S. were $2,355 million for the current year period as compared with $2,687 million for the prior year period, representing a decrease of $332 million, or 12%, which includes a favorable impact from exchange of 3%.

Digital Strategic Product Groups’ Revenues

D&FIS segment digital product sales were $1,327 million for the six months ended June 30, 2005 as compared with $1,055 million for the six months ended June 30, 2004, representing an increase of $272 million, or 26%, primarily driven by the consumer digital capture SPG, the kiosks/media portion of the consumer output SPG, and the home printing SPG.  Net worldwide sales of consumer digital capture products, which include consumer digital cameras, accessories, memory products, and royalties, increased 25% in the six months ended June 30, 2005 as compared with the prior year period, primarily reflecting strong volume increases and favorable exchange, partially offset by negative price/mix.

Net worldwide sales of picture maker kiosks/media increased 40% in the six months ended June 30, 2005 as compared with the six months ended June 30, 2004, as a result of strong volume increases and favorable exchange.  Sales continue to be driven by strong market acceptance of Kodak’s new generation of kiosks and an increase in consumer demand for digital printing at retail.

Net worldwide sales of the home printing solutions SPG, which includes inkjet photo paper and printer docks/media, increased 53% in the six months ended June 30, 2005 as compared with the six months ended June 30, 2004 driven by sales of printer docks and associated thermal media.  Kodak’s printer dock product continues to maintain leading U.S., United Kingdom, and Australia market share positions through May.  For the six months ended June 30, 2005, inkjet paper sales declined year over year, as volume growth was more than offset by lower pricing.  Industry growth continues to slow as a result of improving retail printing solutions, and alternative home printing solutions.

Traditional Strategic Product Group Revenues

Segment traditional product sales were $2,625 million for the current year period as compared with $3,357 million for the prior year period, representing a decrease of $732 million or 22%, primarily driven by declines in the film capture SPG and the consumer output SPG.  Net worldwide sales of the film capture SPG, including consumer roll film (35mm and APS film), one-time-use cameras (OTUC), professional films, reloadable traditional film cameras and batteries/videotape, decreased 30% in the six months ended June 30, 2005 as compared with the six months ended June 30, 2004, primarily reflecting volume declines and negative price/mix, partially offset by favorable exchange.

U.S. consumer film industry sell-through volumes decreased approximately 22% in the six months ended June 30, 2005 as compared with the prior year period.  Kodak’s sell-in consumer film volumes declined approximately 35% in the current year period as compared with the prior year period, reflecting a continuing reduction in U.S. retailer inventories as well as a decline in market share.  Kodak continues to project full year 2005 consumer film industry volumes to decline as much as 30% in the U.S., and has updated its worldwide industry volume decline forecast from 20% to as much as 27%.

Net worldwide sales for the retail photofinishing SPG, which includes color negative paper, minilab equipment and services, chemistry, and photofinishing services at retail, decreased 21% in the six months ended June 30, 2005 as compared with the six months ended June 30, 2004, primarily reflecting volume declines and negative price/mix partially offset by favorable exchange.  Kodak has changed its participation model for minilab equipment in the U.S. eliminating direct sales involvement in favor of a referral model.

Net worldwide sales for the wholesale photofinishing SPG, which includes color negative paper, equipment, chemistry, and photofinishing services at Qualex in the U.S. and CIS (Consumer Imaging Services) outside the U.S., decreased 43% in the six months ended June 30, 2005 as compared with the six months ended June 30, 2004, reflecting continuing volume declines partially offset by favorable exchange.

Net worldwide sales for the entertainment film SPGs, including origination and print films for the entertainment industry increased 9%, primarily reflecting volume increases, favorable exchange, and overall positive price/mix.  Entertainment films continued to benefit from a robust market and higher volume driven by simultaneous worldwide releases of major feature films.

Gross Profit

Gross profit for the D&FIS segment was $1,105 million for the six months ended June 30, 2005 as compared with $1,251 million for the prior year period, representing a decrease of $146 million or 12%.  The gross profit margin was 28.0% in the current year period as compared with 28.4% in the prior year period.  The 0.4 percentage point decrease was primarily attributable to negative price/mix, primarily driven by the film capture SPG and the digital capture SPG, which reduced gross profit margins by approximately 3.3 percentage points. Declines in price mix were partially offset by positive results from initiatives to reduce manufacturing costs, which improved gross profit margins by approximately 2.4 percentage points, and foreign exchange, which favorably impacted gross profit margins by approximately 0.7 percentage points.

Selling, General and Administrative Expenses

SG&A expenses for the D&FIS segment decreased $37 million, or 5%, from $800 million in the six months ended June 30, 2004 to $763 million in the current year period, and increased as a percentage of sales from 18% for the six months ended June 30, 2004 to 19% for the current year period.  The dollar decrease is primarily attributable to cost reduction actions.  These cost reduction actions are being outpaced by the decline of traditional product sales, which resulted in the year-over-year increase of SG&A as a percentage of sales.

Research and Development Costs

R&D costs for the D&FIS segment decreased $52 million, or 26%, from $198 million in the six months ended June 30, 2004 to $146 million in the current year period and remained constant as a percentage of sales at 4%.  The decrease in R&D was primarily attributable to spending reductions related to traditional products and services.

Earnings From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

Earnings from continuing operations before interest, other income (charges), net and income taxes for the D&FIS segment were $197 million in the six months ended June 30, 2005 compared with $254 million in the six months ended June 30, 2004, representing a decrease of $57 million or 22%, primarily as a result of the factors described above.

HEALTH

Worldwide Revenues

Net worldwide sales for the Health segment were $1,320 million for the six months ended June 30, 2005 as compared with $1,303 million for the prior year period, representing an increase of $17 million, or 1%.  The increase in sales was primarily attributable to increases in volume, primarily driven by the digital capture SPG and the Health Imaging Services SPG, which contributed approximately 2.0 percentage points to the increase in sales.  Sales were also favorably impacted by favorable exchange of approximately 1.8 percentage points.  These increases were partially offset by decreases in price/mix of approximately 2.5 percentage points, primarily driven by the digital capture SPG, digital output SPG, and the traditional medical film portion of the film capture and output SPG.

Net sales in the U.S. were $518 million for the current year period as compared with $535 million for the six months ended June 30, 2004, representing a decrease of $17 million, or 3%.  Net sales outside the U.S. were $802 million for the six months ended June 30, 2005 as compared with $768 million for the prior year period, representing an increase of $34 million, or 4%, which includes a favorable impact from exchange of 3%.

Digital Strategic Product Groups’ Revenues

Health segment digital sales, which include digital products (DryView laser imagers/media and wet laser printers/media), digital capture equipment (computed radiography capture equipment and digital radiography equipment), services, dental systems (practice management software and digital radiography capture equipment) and healthcare information systems (Picture Archiving and Communications Systems (PACS)), were $855 million for the six months ended June 30, 2005 as compared with $828 million for the six months ended June 30, 2004, representing an increase of $27 million, or 3%.  The increase in digital product sales was primarily attributable to volume increases and favorable exchange, partially offset by negative price/mix.

Traditional Strategic Product Groups’ Revenues

Segment traditional product sales, including analog film, equipment, chemistry and services, were $465 million for the six months ended June 30, 2005 as compared with $475 million for the six months ended June 30, 2004, representing a decrease of $10 million, or 2%.  The primary drivers were lower volumes and unfavorable price/mix for the film capture and output SPG, partially offset by favorable exchange.

Gross Profit

Gross profit for the Health segment was $517 million for the six months ended June 30, 2005 as compared with $552 million in the prior year period, representing a decrease of $35 million, or 6%.  The gross profit margin was 39.2% in the current year period as compared with 42.4% in the six months ended June 30, 2004.  The decrease in the gross profit margin of 3.2 percentage points was principally attributable to: (1) price/mix, which negatively impacted gross profit margins by 2.6 percentage points driven by the digital capture SPG, digital output SPG and the traditional medical film portion of the film capture and output SPG, and (2) an increase in manufacturing cost, which decreased gross profit margins by approximately 1.2 percentage points due to an increase in silver and raw material costs as well as the amortization of unfavorable 2004 manufacturing variances during the six months ended June 30, 2005.  These decreases were partially offset by favorable exchange, which contributed approximately 0.6 percentage points to the gross profit margins.

Selling, General and Administrative Expenses

SG&A expenses for the Health segment increased $11 million, or 5%, from $237 million in the six months ended June 30, 2004 to $248 million for the current year period and increased as a percentage of sales from 18% in the prior year period to 19% in the current year period.  The increase in SG&A expenses is primarily attributable to the unfavorable impact of foreign exchange of approximately $4 million.

Research and Development Costs

Current period R&D costs were consistent with prior period R&D costs of $96 million, and remained constant as a percentage of sales at 7%.

Earnings From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

Earnings from continuing operations before interest, other income (charges), net and income taxes for the Health segment decreased $45 million, or 21%, from $219 million for the prior year period to $174 million for the six months ended June 30, 2005 due primarily to the reasons described above.

GRAPHIC COMMUNICATIONS

The Graphic Communications segment serves a variety of customers in the in-plant, data center, commercial printing, packaging, newspaper and digital service bureau markets with a range of software and hardware products that provide customers with a range of solutions for prepress, traditional and digital printing, and document scanning and multi-vendor IT services.

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

There was no consideration paid to Heidelberg at closing.  Under the terms of the acquisition, Kodak and Heidelberg agreed to use a performance-based earn-out formula whereby Kodak will make periodic payments to Heidelberg over a two-year period, if certain sales goals are met.  If all sales goals are met during the two calendar years ending December 31, 2005, the Company will pay a maximum of $150 million in cash.  During the first calendar year (2004), no amounts were paid.  Additional payments may also be made relating to the incremental sales of certain products in excess of a stated minimum number of units sold during a five-year period following the closing of the transaction.  The acquisition is expected to become accretive by 2007.  During the six months ended June 30, 2005, the NexPress-related entities contributed $156 million in sales to the Graphic Communications segment.

On April 1, 2005, the Company became the sole owner of Kodak Polychrome Graphics (KPG) through the redemption of Sun Chemical Corporation’s 50 percent interest in the KPG joint venture.  This transaction further established the Company as a leader in the graphic communications industry and complements the Company’s existing business in this market.  Under the terms of the transaction, the Company redeemed all of Sun Chemical’s shares in KPG by providing $317 million in cash at closing and by entering into two notes payable arrangements, one that will be payable within the U.S. (the U.S. note) and one that will be payable outside of the U.S. (the non-U.S. note), that will require principal and interest payments of $200 million in the third quarter of 2006, and $50 million annually from 2008 through 2013.  The total payments due under the U.S. note and the non-U.S. note are $100 million and $400 million, respectively.  The aggregate fair value of these notes payable arrangements of approximately $395 million as of the acquisition date was recorded as long-term debt in the Company’s Consolidated Statement of Financial Position.

On June 15, 2005, the Company completed the acquisition of Creo Inc. (Creo), a premier supplier of prepress and workflow systems used by commercial printers around the world.  The acquisition of Creo uniquely positions the Company to be the preferred partner for its customers, helping them improve efficiency, expand their offerings and grow their businesses.  The Company paid $954 million (excluding approximately $11 million in transaction related costs), or $16.50 per share, for all of the outstanding shares of Creo.  The Company used its bank lines to initially fund the acquisition, with a portion of the debt to be refinanced at a future date.  Creo’s extensive solutions portfolio is now part of the Company’s Graphic Communications segment.

Worldwide Revenues

Net worldwide sales for the Graphic Communications segment were $1,162 million for the six months ended June 30, 2005 as compared with $608 million for the prior year period, representing an increase of $554 million, or 91% as reported, which includes a favorable impact from exchange of 2%.  The increase in net sales was primarily due to the KPG, Creo, and NexPress acquisitions, which in total contributed $518 million in sales.

Net sales in the U.S. were $407 million for the current year period as compared with $257 million for the prior year period, representing an increase of $150 million, or 58%.  Net sales outside the U.S. were $755 million in the six months ended June 30, 2005 as compared with $351 million for the prior year period, representing an increase of $404 million, or 115% as reported, which includes a favorable impact from exchange of 3%.

Digital Strategic Product Groups’ Revenues

The Graphic Communications segment digital product sales are comprised of KPG digital revenues; NexPress Solutions, a producer of digital color and black and white printing solutions; Creo, a supplier of prepress systems; Kodak Versamark, a leader in continuous inkjet technology; document scanners; Encad, Inc., a maker of wide-format inkjet printers; and service and support.

Digital product sales for the Graphic Communications segment were $934 million for the six months ended June 30, 2005 as compared with $463 million for the prior year period, representing an increase of $471 million, or 102%.  The increase in digital product sales was primarily attributable to the KPG, Creo, and NexPress acquisitions.

Traditional Strategic Product Groups’ Revenues

Segment traditional product sales are primarily comprised of sales of traditional graphics products, KPG’s analog plates and other films, and microfilm products.  These sales were $228 million for the current year period compared with $145 million for the prior year period, representing an increase of $83 million, or 57%. This increase is primarily attributable to the acquisition of KPG

Gross Profit

Gross profit for the Graphic Communications segment was $304 million for the six months ended June 30, 2005 as compared with $149 million in the prior year period, representing an increase of $155 million, or 104%.  The gross profit margin was 26.2% in the current year period as compared with 24.5% in the prior year period.  The increase in the gross profit margin of 1.7 percentage points was primarily attributable to: (1) the acquisitions of KPG, Creo and Nexpress, which positively impacted gross profit margins by approximately 1.6 percentage points,  (2) positive exchange, which increased gross profit margins by approximately 0.9 percentage points, and (3) volume increases related to Versamark products and services of approximately 0.3 percentage points.  These positive impacts on gross profit margin were partially offset by negative price/mix of approximately 0.7 percentage points and an increase in manufacturing costs of approximately 0.5 percentage points.

Selling, General and Administrative Expenses

SG&A expenses for the Graphic Communications segment were $210 million for the six months ended June 30, 2005 as compared with $108 million in the prior year period, representing an increase of $102 million, or 94%, and remained constant as a percentage of sales at 18%.  The increase in SG&A dollars is primarily attributable to the acquisitions of NexPress Solutions, KPG and Creo.

Research and Development Costs

Current period R&D costs for the Graphic Communications segment increased $98 million, or 200%, from $49 million for the six months ended June 30, 2004 to $147 million for the current year period, and increased as a percentage of sales from 8% in the prior year period to 13% in the current year period.  The increase was primarily attributable to the write-off of in-process R&D associated with the KPG and Creo acquisitions of $64 million, as well as increased levels of R&D spending from the acquisition of NexPress Solutions.

Earnings (Loss) From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

The loss from continuing operations before interest, other income (charges), net and income taxes for the Graphic Communications segment was $53 million in the six months ended June 30, 2005 compared with a loss of $8 million in the first half of 2004.  This decrease in earnings is primarily attributable to the reasons described above.

ALL OTHER

Worldwide Revenues

Net worldwide sales for All Other were $84 million for the six months ended June 30, 2005 as compared with $61 million for the six months ended June 30, 2004, representing an increase of $23 million, or 38%.  Net sales in the U.S. were $35 million for the current year period as compared with $33 million for the prior year period, representing an increase of $2 million, or 6%.  Net sales outside the U.S. were $49 million in the six months ended June 30, 2005 as compared with $28 million in the prior year period, representing an increase of $21 million, or 75%.

Loss From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

The loss from continuing operations before interest, other income (charges), net and income taxes for All Other was $85 million in the current year period as compared with a loss of $73 million in the six months ended June 30, 2004.

RESULTS OF OPERATIONS - DISCONTINUED OPERATIONS

Earnings from discontinued operations for the six months ended June 30, 2005 were $1 million.  Earnings from discontinued operations for the six months ended June 30, 2004 were $30 million or $.09 per basic and diluted share and were primarily related to earnings from the Company’s Remote Sensing Systems business, which was sold to ITT Industries, Inc. in August 2004.

NET (LOSS) EARNINGS

The net loss for the six months ended June 30, 2005 was $296 million, or a loss of $1.03 per basic and diluted share, as compared with net earnings for the six months ended June 30, 2004 of $157 million, or $.55 per basic and $.53 per diluted share, representing a decrease of $453 million, or 289%.  This decrease is primarily attributable to the reasons outlined above.

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

Restructuring Programs Summary

The activity in the accrued restructuring balances and the non-cash charges incurred in relation to all of the restructuring programs described below were as follows for the second quarter of 2005:

(in millions)

	Balance March 31, 2005	Costs Incurred	Rever- sals	Cash Pay- ments	Non- cash Settle- ments	Other Adjustments and Reclasses (1)	Balance June 30, 2005

2004-2007 Program:
Severance reserve	$222	$182	$—	$(91)	$—	$(55)	$258
Exit costs reserve	41	28	(1)	(30)	—	(2)	36

Total reserve	$263	$210	$(1)	$(121)	$—	$(57)	$294

Long-lived asset impairments and inventory write-downs	$—	$69	$—	$—	$(69)	$—	$—

Accelerated depreciation	$—	$75	$—	$—	$(75)	$—	$—

Pre-2004 Programs:
Severance reserve	$27	$—	$—	$(8)	$—	$(3)	$16
Exit costs reserve	9	—	—	(2)	—	10	17

Total reserve	$36	$—	$—	$(10)	$—	$7	$33

Total of all restructuring programs	$299	$354	$(1)	$(131)	$(144)	$(50)	$327

(1)

The Other Adjustments and Reclasses column of the table above includes reclassifications to Other long-term assets, Pension and other postretirement liabilities (for amounts relating to restructuring actions that impacted the Company’s retirement and postretirement plans) in the Consolidated Statement of Financial Position.  It also includes foreign currency translation adjustments of $(1) million, which are reflected in accumulated other comprehensive loss within the Consolidated Statement of Financial Position, as well as transfers among the program reserve balances due to a reallocation of prior foreign currency translation adjustments.

The costs incurred, net of reversals, which total $353 million for the three months ended June 30, 2005, include $75 million and $11 million of charges related to accelerated depreciation and inventory write-downs that were reported in cost of goods sold in the accompanying Consolidated Statement of Earnings for the three months ended June 30, 2005.  The remaining costs incurred, net of reversals, of $267 million were reported as restructuring costs and other in the accompanying Consolidated Statement of Earnings for the three months ended June 30, 2005. The severance costs and exit costs require the outlay of cash, while long-lived asset impairments, accelerated depreciation and inventory write-downs represent non-cash items.

2004-2007 Restructuring Program

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

On July 20, 2005, the Company announced that it would extend the restructuring activity, originally announced in January 2004, as part of its efforts to accelerate its digital transformation and to respond to a faster-than-expected decline in consumer film sales.  The Company now plans to increase the total employment reduction to a range of 22,500 to 25,000 positions, and to reduce its traditional manufacturing infrastructure to approximately $1 billion, compared with $2.9 billion as of December 31, 2004.  When largely completed by the middle of 2007, these activities will result in a business model consistent with what is necessary to compete profitably in digital markets.  As a result of this announcement, this program has been renamed the “2004-2007 Restructuring Program.”

Due to the faster-than-expected decline, the Company has initiated a process to review the useful lives of its manufacturing assets with the expectation that it will be required to shorten the period of time over which it is currently recovering the cost of such assets.  The revisions to the useful lives of these assets will result in increased depreciation charges in future periods. The Company also expects traditional manufacturing asset impairment and write-off charges to be recognized when the Company commits to specific restructuring actions under the extended program.  The increased depreciation charges are expected to commence in the third quarter of 2005.

Prior to the announcement of the extension of the Program, the Company implemented certain actions under the Program during the second quarter of 2005.  As a result of these actions, the Company recorded charges of $279 million in the second quarter of 2005, which were composed of severance, long-lived asset impairments, exit costs and inventory write-downs of $182 million, $58 million, $28 million and $11 million, respectively.  The severance costs related to the elimination of approximately 2,200 positions, including approximately 125 photofinishing, 1,550 manufacturing, 325 research and development and 200 administrative positions.  The geographic composition of the positions to be eliminated includes approximately 1,150 in the United States and Canada and 1,050 throughout the rest of the world.  The reduction of the 2,200 positions and the $210 million charges for severance and exit costs are reflected in the 2004-2007 Restructuring Program table below.  The $58 million charge in the second quarter and the $82 million year-to-date charge for long-lived asset impairments were included in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the three and six months ended June 30, 2005, respectively.  The charges taken for inventory write-downs of $11 million and $21 million were reported in cost of goods sold in the accompanying Consolidated Statement of Earnings for the three and six months ended June 30, 2005, respectively.

Under this Program, on a life-to-date basis as of June 30, 2005, the Company has recorded charges of $1,083 million, which was composed of severance, long-lived asset impairments, exit costs and inventory write-downs of $673 million, $220 million, $150 million and $40 million, respectively.  The severance costs related to the elimination of approximately 13,475 positions, including approximately 5,275 photofinishing, 5,525 manufacturing, 775 research and development, and 1,900 administrative positions.

The following table summarizes the activity with respect to the charges recorded in connection with the focused cost reduction actions that the Company has committed to under the 2004-2007 Restructuring Program and the remaining balances in the related reserves at June 30, 2005:

(dollars in millions)

	Number of Employees	Severance Reserve	Exit Costs Reserve	Total	Long-lived Asset Impairments and Inventory Write-downs	Accelerated Depreciation

Q1, 2004 charges	—	$—	$—	$—	$1	$2
Q1, 2004 utilization	—	—	—	—	(1)	(2)

Balance at 3/31/04	—	—	—	—	—	—
Q2, 2004 charges	2,700	98	17	115	28	23
Q2, 2004 utilization	(800)	(12)	(11)	(23)	(28)	(23)
Q2, 2004 other adj. & reclasses	—	(2)	—	(2)	—	—

Balance at 6/30/04	1,900	84	6	90	—	—
Q3, 2004 charges	3,200	186	20	206	27	31
Q3, 2004 reversal	—	—	(1)	(1)	—	—
Q3, 2004 utilization	(2,075)	(32)	(14)	(46)	(27)	(31)
Q3, 2004 other adj. & reclasses	—	—	(5)	(5)	—	—

Balance at 9/30/04	3,025	238	6	244	—	—
Q4, 2004 charges	3,725	134	62	196	101	96
Q4, 2004 reversal	—	(6)	—	(6)	—	—
Q4, 2004 utilization	(2,300)	(125)	(22)	(147)	(101)	(96)
Q4, 2004 other adj. & reclasses	—	26	(10)	16	—	—

Balance at 12/31/04	4,450	267	36	303	—	—
Q1, 2005 charges	1,650	73	23	96	34	81
Q1, 2005 utilization	(2,000)	(72)	(18)	(90)	(34)	(81)
Q1, 2005 other adj. & reclasses	—	(46)	—	(46)	—	—

Balance at 3/31/05	4,100	222	41	263	—	—
Q2, 2005 charges	2,200	182	28	210	69	75
Q2, 2005 reversal	—	—	(1)	(1)	—	—
Q2, 2005 utilization	(2,725)	(91)	(30)	(121)	(69)	(75)
Q2, 2005 other adj. & reclasses	—	(55)	(2)	(57)	—	—

Balance at 6/30/05	3,575	$258	$36	$294	$—	$—

The severance charges of $182 million for the second quarter and $255 million year to date were reported in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the three and six months ended June 30, 2005, respectively.  Included in the $182 million second quarter charge taken for severance was $23 million relating to special termination postretirement benefits and a net curtailment loss of $19 million.  The liability related to these charges is reported in pension and other postretirement benefits on the Company’s Consolidated Statement of Financial Position as of June 30, 2005, and is disclosed in Note 9, “Retirement Plans and Other Postretirement Benefits.”  The exit costs of $28 million and $51 million were reported in restructuring costs and other in the accompanying Consolidated Statement of Earnings for the three and six months ended June 30, 2005, respectively.  Included in the $28 million second quarter charge was a $7 million charge for environmental remediation associated with the closure of manufacturing facilities in Coburg, Australia and Sao Jose dos Campos, Brazil.  The liability related to this charge is disclosed in Note 6, “Commitments and Contingencies” under “Environmental.”  In addition, a transfer of $7 million was made from the 2004-2007 Program severance (-$12 million) and exit reserves (+ $5 million) to the Pre-2004 Programs severance and exit reserves due to a reallocation of prior foreign currency translation adjustments.  The severance costs and exit costs require the outlay of cash, while the long-lived asset impairments and inventory write-downs represent non-cash items.  During the second quarter of 2005, the Company made $91 million of severance payments and $30 million of exit costs payments related to the 2004-2007 Restructuring Program.  In addition, $1 million of exit cost reserves were reversed in the second quarter, as the Company was able to settle a lease obligation for an amount that was less than originally estimated.  As a result of the initiatives already implemented under the 2004-2007 Restructuring Program, severance payments will be paid during periods through 2007 since, in many instances, the employees whose positions were eliminated can elect or are required to receive their payments over an extended period of time.  In addition, certain exit costs, such as long-term lease payments, will be paid through 2007 and subsequent periods.

As a result of initiatives implemented under the 2004-2007 Restructuring Program, the Company recorded $75 million and $156 million of accelerated depreciation on long-lived assets in cost of goods sold in the accompanying Consolidated Statement of Earnings for the three and six months ended June 30, 2005, respectively.  The accelerated depreciation relates to long-lived assets accounted for under the held and used model of SFAS No. 144.  Accelerated depreciation represents a non-cash item.  The second quarter amount of $75 million relates to $4 million of photofinishing facilities and equipment, $67 million of manufacturing facilities and equipment, and $4 million of administrative facilities and equipment that will be used until their abandonment. The year-to-date amount of $156 million relates to $24 million of photofinishing facilities and equipment, $127 million of manufacturing facilities and equipment, and $5 million of administrative facilities and equipment.  The Company will incur accelerated depreciation charges of approximately $34 million in the third quarter of 2005 as a result of the initiatives already implemented under the 2004-2007 Restructuring Program.

The charges of $353 million recorded in the second quarter included $56 million applicable to the D&FIS segment, $1 million applicable to the Health segment, $4 million applicable to the Graphics Communication segment and $2 million applicable to All Other.  The balance of $290 million was applicable to manufacturing, research and development, and administrative functions, which are shared across all segments.

Pre-2004 Restructuring Programs

At June 30, 2005, the Company had remaining severance and exit costs reserves of $16 million and $17 million, respectively, relating to restructuring plans committed to or executed prior to 2004.  Included in these reserve balances was a transfer of $7 million from the 2004-2007 Program reserves during the second quarter due to a reallocation of prior foreign currency translation adjustments.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash and cash equivalents decreased $702 million to $553 million at June 30, 2005 from $1,255 million at December 31, 2004.  The decrease resulted primarily from $430 million of net cash used in operating activities and $1,122 million of net cash used in investing activities, offset by $871 million of net cash provided by financing activities.

The net cash used in operating activities of $430 million was primarily attributable to a decrease in liabilities excluding borrowings of $699 million of which $543 million was due to a decrease in accounts payable, excluding the impacts of acquisitions, as the Company’s accounts payable and other current liabilities balance is historically the highest at year end.  In addition, there was a net loss of $296 million, which, when adjusted for the earnings from discontinued operations, equity in losses from unconsolidated affiliates, depreciation and amortization, purchased research and development, the gain on sales of businesses/assets, restructuring costs, asset impairments and other non-cash charges, and benefit from deferred taxes, provided $248 million of operating cash.

The net cash used in investing activities of $1,122 million was utilized primarily for capital expenditures of $210 million and business acquisitions of $987 million.  These uses of cash were partially offset by a distribution from Express Stop Financing, a joint venture partnership between the Company’s Qualex subsidiary and a subsidiary of Dana Credit Corporation, in the amount of $63 million.  The net cash provided by financing activities of $871 million was primarily the result of a net increase in borrowings of $859 million due to the funding of the acquisition of Creo during the second quarter.

As of June 30, 2005, the Company maintained $2,568 million in committed bank lines of credit and $913 million in uncommitted bank lines of credit to ensure continued access to short-term borrowing capacity.  On July 8, 2005, the $1,000 million 364-day committed revolving credit facility expired resulting in a reduction of committed bank lines of credit to $1,568 million.

On September 5, 2003, the Company filed a shelf registration statement on Form S-3 (the primary debt shelf registration) for the issuance of up to $2,000 million of new debt securities. Pursuant to Rule 429 under the Securities Act of 1933, $650 million of remaining unsold debt securities under a prior shelf registration statement were included in the primary debt shelf registration, thus giving the Company the ability to issue up to $2,650 million in public debt. After issuance of $500 million in notes in October 2003, the remaining availability under the primary debt shelf registration is currently at $2,150 million. The Company filed its 2004 Form 10-K on April 6, 2005, which was late relative to the SEC required filing date (including extension) of March 31, 2005. The Company also completed the filing of a Form 8-K/A related to the acquisition of KPG on July 1, 2005, which was late in relation to the SEC required filing date of June 17, 2005. As a result of these late filings, the Company’s primary debt shelf registration statement on Form S-3 will not be available until the third quarter of 2006. However, the Company could use Form S-1 or a Rule 144A transaction to issue securities in the capital markets. Alternatively, the Company could issue new debt in the private markets. These funding alternatives provide the Company with sufficient flexibility and liquidity to meet its working capital and investing needs. However, the success of future debt issuances will be dependent on market conditions at the time of such an offering.

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

Capital additions were $210 million in the six months ended June 30, 2005, with the majority of the spending supporting new products, manufacturing productivity and quality improvements, infrastructure improvements, and ongoing environmental and safety initiatives.  For the full year 2005, the Company expects its capital spending, excluding acquisitions, to be in the range of $450 million to $500 million.

During the six months ended June 30, 2005, the Company expended $235 million against the related restructuring reserves, primarily for the payment of severance benefits.  Employees whose positions were eliminated could elect to receive severance payments for up to two years following their date of termination.

The Company believes that its cash flow from operations will be sufficient to cover its working capital and capital investment needs and the funds required for future debt reduction, restructuring payments, dividend payments, and modest acquisitions.  The Company’s cash balances and financing arrangements will be used to bridge timing differences between expenditures and cash generated from operations.

As of June 30, 2005, the Company had $2,225 million in committed revolving credit facilities, which are available for general corporate purposes.  The credit facilities were comprised of the $1,000 million 364-day committed revolving credit facility (364-Day Facility), which expired on July 8, 2005, and a 5-year committed facility at $1,225 million expiring in July 2006 (5-Year Facility).  If unused, the 5-Year Facility has a commitment fee of $3.1 million per year at the Company’s current credit rating of Ba3 and BB from Moody’s and Standard & Poors (S&P), respectively.  Interest on amounts borrowed under these facilities is calculated at rates based on spreads above certain reference rates and the Company’s credit rating.  Under the 364-Day Facility and 5-Year Facility, there is a quarterly financial covenant that requires the Company to maintain a debt to EBITDA (earnings before interest, income taxes, depreciation and amortization) ratio, on a rolling four-quarter basis, of not greater than 3 to 1.  In the event of violation of the covenant, the facility would not be available for borrowing until the covenant provisions were waived, amended or satisfied.  The Company was in compliance with this covenant at June 30, 2005.  The Company does not anticipate that a violation is likely to occur.  As of June 30, 2005, $1,000 million was outstanding under the 364-Day Facility.  When that Facility expired on July 8, 2005, the outstanding balance was transferred to the 5-Year Facility.  As of July 8, 2005, the outstanding usage under the 5-Year Facility was $1,134 million, which includes $134 million in outstanding letters of credit.  The available balance for additional usage was $91 million.  The Company is currently in negotiations to replace the existing $1,225 million, 5-Year Facility with a new 5-year facility of $1,000 to $1,200 million and term debt of approximately $1,000 million.  The term debt is expected to be long-term and used to refinance the debt under the existing 5-Year Facility, which was used to acquire Creo.

The Company has other committed and uncommitted lines of credit at June 30, 2005 totaling $343 million and $913 million, respectively.  These lines primarily support borrowing needs of the Company’s subsidiaries, which include term loans, overdraft coverage, letters of credit and revolving credit lines.  Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market conditions.  Total outstanding borrowings against these other committed and uncommitted lines of credit at June 30, 2005 were $175 million and $174 million, respectively.  These outstanding borrowings are reflected in the short-term borrowings in the accompanying Consolidated Statement of Financial Position at June 30, 2005.

At June 30, 2005, the Company had no commercial paper outstanding.  Due to the Company’s credit rating, it no longer has access to the commercial paper market.  The Company has not used the commercial paper market and repaid all outstanding obligations in the third quarter of 2004.  To provide additional financing flexibility, the Company has an accounts receivable securitization program, which was renewed in March 2005 at a maximum borrowing level of $200 million.  At June 30, 2005, the Company had no amounts outstanding under this program.  Upon the downgrade of the Company’s Moody’s senior unsecured credit rating to Ba3, a termination event occurred pursuant to the securitization agreement.  Subsequently, this agreement was amended on July 29, 2005 to replace the covenant relating to the Company’s credit rating with the same financial covenant as in the 5-Year Facility: a debt to EBITDA ratio of no greater than 3:1.

The Company has $575 million aggregate principal amount of Convertible Senior Notes due 2033 (the Convertible Securities) on which interest accrues at the rate of 3.375% per annum and is payable semiannually.  The Convertible Securities are unsecured and rank equally with all of the Company’s other unsecured and unsubordinated indebtedness.  The Convertible Securities may be converted to shares of the Company’s common stock if the Company’s credit rating assigned to the Notes by either Moody’s Investor Services, Inc. (Moody’s) or Standard & Poor’s Rating Services (S&P) is lower than Ba2 or BB, respectively. The Company’s senior unsecured bond rating is Ba3 by Moody’s as of the date of the filing of this Form 10-Q.

Moody’s and S&P’s ratings for the Company, including their outlooks, as of the filing date of this Form 10-Q are as follows:

	Corporate Rating	Senior Unsecured Rating	Short- Term	Outlook

Moody’s	Ba2	Ba3	Not Prime	Negative
S&P	BB	BB	—	Negative

On April 29, 2005, Moody’s lowered its senior unsecured credit rating on Kodak to Ba1 from Baa3 and its short-term rating to Not Prime from Prime-3.  On July 21, 2005, Moody’s downgraded Kodak’s corporate family rating to Ba2 from Ba1 and its senior unsecured rating to Ba3 from Ba1.  Both ratings have been placed on review for further possible downgrade.  The downgrades reflect Moody’s view of the Company’s announcement of a sizable restructuring plan, an accelerated pace of decline of consumer film sales (including the beginnings of a decline in certain key emerging markets such as China), disappointing consumer and health group digital sales in the first half of fiscal 2005 compared with Moody’s expectations, and a wide gap of mid-year cash flow to the Company’s full year expectations.  The two notch downgrade of the senior unsecured notes rating reflects Moody’s assessment of the likelihood that secured debt will be inserted into the Company’s capital structure, thereby effectively subordinating the existing senior unsecured notes.

On April 22, 2005, S&P lowered its corporate credit and senior unsecured debt ratings on Kodak to BB+ from BBB- and removed the ratings from CreditWatch, where they were placed on October 31, 2004, with negative implications.  On July 21, 2005, S&P lowered its corporate credit and senior unsecured debt ratings on Kodak again to BB and placed the ratings on CreditWatch with negative implications.  The ratings reflect S&P’s significant concerns about Kodak’s current liquidity and about its profit and cash flow prospects as traditional consumer imaging sales continue to fall faster than expected.  S&P’s ratings are vulnerable to further downgrade if the Company does not maintain $750 million of readily available liquidity.

The Company is in compliance with all covenants or other requirements set forth in its credit agreements and indentures.  Further, the Company does not have any rating downgrade triggers that would accelerate the maturity dates of its debt.  Prior to the amendment of the securitization agreement discussed above, the outstanding borrowings, if any, under the accounts receivable securitization program became immediately payable if the Company’s credit ratings from Moody’s or S&P were to fall below Ba2 and BB, respectively.  The Company did not have outstanding borrowings as of June 30, 2005 or the date of the termination event.  Additionally, the Company could be required to increase the dollar amount of its letters of credit or other financial support up to an additional $99 million at the current credit ratings.  As of the filing date of this Form 10-Q, the Company has not been requested to materially increase its letters of credit or other financial support.  However, as discussed above, as a result of Moody’s downgrade of Kodak’s Senior Unsecured bond rating to Ba3, Convertible Securities holders may convert their Notes to common stock.  Further downgrades in the Company’s credit rating or disruptions in the capital markets could impact borrowing costs and the nature of its funding alternatives.

At June 30, 2005, the Company had outstanding letters of credit totaling $151 million and surety bonds in the amount of $95 million primarily to ensure the completion of environmental remediations, the payment of casualty and workers’ compensation claims, and to meet various customs and tax obligations.

As a result of the cumulative impact of the ongoing position eliminations under its Pre-2004 and 2004-2007 Restructuring Programs as disclosed in Note 8 and above as part of Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company incurred curtailment gains and losses with respect to certain of its retirement plans in 2005. These curtailment events resulted in the remeasurement of the respective plans’ obligations, which impacted the accounting for the additional minimum pension liabilities.  As a result of these remeasurements, the Company was required to increase its additional minimum pension liabilities by $65 million during 2005.  This increase is reflected in the postretirement liabilities component within the accompanying Consolidated Statement of Financial Position as of June 30, 2005.  The net-of-tax amount of $43 million relating to the increase of the additional minimum pension liabilities is reflected in the accumulated other comprehensive loss component within the accompanying Consolidated Statement of Financial Position as of June 30, 2005.  The related increase in the long-term deferred tax asset of $23 million was reflected in the other long-term assets component within the accompanying Consolidated Statement of Financial Position as of June 30, 2005.

The Company made contributions (funded plans) or paid benefits (unfunded plans) totaling approximately $126 million relating to its major U.S. and non-U.S. defined benefit pension plans in the first half of 2005.  The Company expects its contribution (funded plans) and benefit payment (unfunded plans) requirements for its major U.S. and non-U.S. defined benefit pension plans for the balance of 2005 to be approximately $70 million.

The Company paid benefits totaling approximately $122 million relating to its U.S., United Kingdom and Canada postretirement benefit plans in the first half of 2005.  The Company expects to pay benefits of $121 million for its U.S., United Kingdom and Canada postretirement plans for the balance of 2005.

OFF-BALANCE SHEET ARRANGEMENTS

The Company guarantees debt and other obligations under agreements with certain affiliated companies and customers to ensure that financing is obtained to facilitate ongoing business operations and selling activities, respectively.  At June 30, 2005, these guarantees totaled a maximum of $226 million, with outstanding guaranteed amounts of $110 million.  The maximum guarantee amount includes guarantees of up to: $151 million of customer amounts due to banks in connection with various banks’ financing of customers’ purchase of products and equipment from Kodak ($68 million outstanding); and $75 million for other unconsolidated affiliates and third parties ($42 million outstanding).

The guarantees for the other unconsolidated affiliates and third party debt mature between 2005 and 2012.  The customer financing agreements and related guarantees typically have a term of 90 days for product and short-term equipment financing arrangements, and up to five years for long-term equipment financing arrangements.  These guarantees would require payment from Kodak only in the event of default on payment by the respective debtor.  In some cases, particularly for guarantees related to equipment financing, the Company has collateral or recourse provisions to recover and sell the equipment to reduce any losses that might be incurred in connection with the guarantee.

Management believes the likelihood is remote that material payments will be required under any of the guarantees disclosed above.  With respect to the guarantees that the Company issued in the quarter ended June 30, 2005, the Company assessed the fair value of its obligation to stand ready to perform under these guarantees by considering the likelihood of occurrence of the specified triggering events or conditions requiring performance as well as other assumptions and factors.  The Company has determined that the fair value of the guarantees was not material to the Company’s financial position, results of operations or cash flows.

The Company also guarantees debt owed to banks for some of its consolidated subsidiaries.  The maximum amount guaranteed is $383 million, and the outstanding debt under those guarantees, which is recorded within the short-term borrowings and long-term debt, net of current portion components in the accompanying Consolidated Statement of Financial Position, is $205 million.  These guarantees expire in 2005 through 2006.

The Company may provide up to $100 million in loan guarantees to support funding needs for SK Display Corporation, an unconsolidated affiliate in which the Company has a 34% ownership interest.  As of June 30, 2005, the Company has not been required to guarantee any of the SK Display Corporation’s outstanding debt.

The Company issues indemnifications in certain instances when it sells businesses and real estate, and in the ordinary course of business with its customers, suppliers, service providers and business partners.  Further, the Company indemnifies its directors and officers who are, or were, serving at Kodak’s request in such capacities.  Historically, costs incurred to settle claims related to these indemnifications have not been material to the Company’s financial position, results of operations or cash flows.  Additionally, the fair value of the indemnifications that the Company issued during the quarter ended June 30, 2005 was not material to the Company’s financial position, results of operations or cash flows.

OTHER

Refer to Note 6: Commitments and Contingencies to the Notes to Financial Statements for discussion regarding the Company’s undiscounted accrued liabilities for environmental remediation costs relative to June 30, 2005.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2005, the Financial Accounting Standards Board (FASB) issued Staff Position No. 143-1, “Accounting for Electronic Equipment Waste Obligations” (FSP 143-1).  FSP 143-1 addresses the accounting for obligations associated with Directive 2002/96/EC on Waste Electrical and Electronic Equipment adopted by the European Union, and requires application of the provisions of SFAS No. 143 and FIN 47 as those standards relate to the Directive.  This FSP is effective for the first reporting period ending after June 8, 2005.  The Company is evaluating the impact of FSP 143-1 on its consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47).  FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Company.  In addition, FIN 47 clarifies when a company would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  FIN 47 is effective for periods no later than fiscal years ending after December 15, 2005 (the fourth quarter of 2005 for the Company).  Retrospective application of interim financial information is permitted but not required.  Early adoption is encouraged.  The Company is evaluating the impact of FIN 47 on its consolidated financial statements.

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

Actual results may differ from those expressed or implied in forward-looking statements.  In addition, any forward-looking statements represent the Company’s estimates only as of the date they are made, and should not be relied upon as representing the Company’s estimates as of any subsequent date.  While the Company may elect to update forward-looking statements at some point in the future, the Company specifically disclaims any obligation to do so, even if its estimates change.  The forward-looking statements contained in this report are subject to a number of factors and uncertainties, including the successful: implementation of the digital growth strategy and business model, including the related implementation of the expanded three-year cost reduction program; implementation of the cost reduction program, including asset rationalization, reduction in general and administrative costs and personnel reductions; implementation of the debt management program; implementation of product strategies (including category expansion, digitization, organic light emitting diode (OLED) displays, and digital products); implementation of intellectual property licensing strategies; development and implementation of e-commerce strategies; completion of information systems upgrades, including SAP, our enterprise system software; completion of various portfolio actions; reduction of inventories; reduction in capital expenditures; integration of newly acquired businesses; improvement in receivables performance; improvement in manufacturing productivity and techniques; improvement in supply chain efficiency; implementation of the strategies designed to address the decline in the Company’s analog businesses; and the development of the Company’s business in emerging markets like China, India, Brazil, Mexico, and Russia.  The forward-looking statements contained in this report are subject to the following additional risk factors and uncertainties: inherent unpredictability of currency fluctuations and raw material costs; changes in the Company’s debt credit ratings and its ability to access capital markets; competitive actions, including pricing; the nature and pace of technology evolution, including the analog-to-digital transition; continuing customer consolidation and buying power; current and future proposed changes to tax laws, as well as other factors which could adversely impact our effective tax rate in the future; general economic, business, geo-political, regulatory and public health conditions; market growth predictions; and other factors and uncertainties disclosed herein and from time to time in the Company’s other filings with the Securities and Exchange Commission.

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

Using a sensitivity analysis based on estimated fair value of open forward contracts using available forward rates, if the U.S. dollar had been 10% weaker at June 30, 2005 and 2004, the fair value of open forward contracts would have decreased $35 million and increased $1 million, respectively.  Such gains or losses would be substantially offset by losses or gains from the revaluation or settlement of the underlying positions hedged.

There were no open forward contracts hedging silver at June 30, 2005.  Using a sensitivity analysis based on estimated fair value of open forward contracts using available forward prices, if available forward silver prices had been 10% lower at June 30, 2004, the fair value of open forward contracts would have decreased $4 million.  Such losses in fair value, if realized, would be offset by lower costs of manufacturing silver-containing products.

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

Using a sensitivity analysis based on estimated fair value of short-term and long-term borrowings, if available market interest rates had been 10% (about 47 basis points) higher at June 30, 2005, the fair value of short-term and long-term borrowings would have decreased $3 million and $64 million, respectively.  Using a sensitivity analysis based on estimated fair value of short-term and long-term borrowings, if available market interest rates had been 10% (about 48 basis points) higher at June 30, 2004, the fair value of short-term and long-term borrowings would have decreased $1 million and $68 million, respectively.

The Company’s financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments.  The Company manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties.  The Company has procedures to monitor the credit exposure amounts.  The maximum credit exposure at June 30, 2005 was not significant to the Company.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities and Exchange Act Rule 13a-15.  Based upon this evaluation as of June 30, 2005, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective for the reasons more fully described below related to the unremediated material weaknesses in the Company’s internal control over financial reporting identified during the Company’s evaluation pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 as of the year ended December 31, 2004.  To address these control weaknesses, the Company performed additional analysis and performed other procedures in order to prepare the unaudited quarterly consolidated financial statements in accordance with generally accepted accounting principles in the United States of America.  Accordingly, management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Management’s assessment identified the following material weaknesses in the Company’s internal control over financial reporting as of December 31, 2004 that are in the process of being remediated as of June 30, 2005: material weaknesses relating to (a) internal controls surrounding the accounting for income taxes; and (b) internal controls to validate the accuracy of participant census data and the monitoring of benefit payments for pension and other postretirement benefit plans, as described below.  This section of Item 4, “Controls and Procedures,” should be read in conjunction with Item 9A, “Controls and Procedures,” included in the Company’s Form 10-K for the year ended December 31, 2004, for additional information on Management’s Report on Internal Controls Over Financial Reporting.

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

The Company identified these material weaknesses in its internal control over financial reporting during its evaluation pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 as of December 31, 2004; accordingly, these material weaknesses are in the process of being remediated as of June 30, 2005.  The findings outlined above were classified as material weaknesses in accordance with the standards of the Public Company Accounting Oversight Board, as a more than remote likelihood that a material misstatement of the Company’s interim or annual financial statements would not be prevented or detected.  Refer to the specific remediation steps identified below.

Remediation Plans for Material Weaknesses in Internal Control over Financial Reporting

Accounting for Income Taxes

The Company is implementing enhancements to its internal control over financial reporting to provide reasonable assurance that errors and control deficiencies in its accounting for income taxes will not recur.  These steps include:

•

The creation and staffing of a Tax Accounting Manager in the Controllers organization to provide oversight over the income tax accounting performed by the tax organization as well as other actions to strengthen the income tax accounting function within the tax organization.  This position has been filled effective August 1, 2005.

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

•

The Company has engaged third party advisors to complete an initiative to clarify and enhance roles and responsibilities across the function including levels of authority based on an assessment of the qualifications of staff and management.  In connection with this initiative, the Company will be upgrading its tax personnel.  The Company hired a new Chief Tax Officer effective July 11, 2005.

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

Changes in Internal Control over Financial Reporting

Except as otherwise discussed herein, other than the completion of the acquisitions of KPG and Creo Inc. and the commencement of the associated integration of these entities, there have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  As of and for the year ended December 31, 2004, KPG net sales and total assets were $1,715 million and $1,310 million, respectively.  As of and for the year ended September 30, 2004, Creo Inc. net sales and total assets were $636 million and $579 million, respectively.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On March 8, 2004, the Company filed a complaint against Sony Corporation in federal district court in Rochester, New York, for digital camera patent infringement.  Several weeks later, on March 31, 2004, Sony sued the Company for digital camera patent infringement in federal district court in Newark, New Jersey.  Sony subsequently filed a second lawsuit against the Company in Newark, New Jersey, alleging infringement of a variety of other Sony patents.  The Company filed a counterclaim in the New Jersey action, asserting infringement by Sony of the Company’s kiosk patents.  The Company successfully moved to transfer Sony’s New Jersey digital camera patent infringement case to Rochester, New York, and the two digital camera patent infringement cases are now consolidated for purpose of discovery.  In June 2005, the federal district court in Rochester, New York appointed a special master to assist the court with discovery and the claims construction briefing process.  Based on the current discovery schedule, the Company expects that claims construction hearings in the digital camera cases will take place in 2006.  Both the Company and Sony Corporation seek unspecified damages and other relief.

During March 2005, the Company was contacted by members of the Division of Enforcement of the Securities and Exchange Commission (the “SEC”) concerning the announced restatement of the Company’s Financial Statements for the full year and quarters of 2003 and the first three unaudited quarters of 2004.  The staff of the SEC has been conducting an informal inquiry into the substance of that restatement.  The Company has fully cooperated with this inquiry, and the staff has indicated that the inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred.

On June 13, 2005, a purported shareholder class action lawsuit was filed against the Company and two of its current executives in the United States District Court for the Southern District of New York.  On June 20, 2005, a second, similar lawsuit was filed against the same defendants in the United States District Court for the Western District of New York.  The complaints filed in each of these actions (collectively, the “Complaints”) seek to allege claims under the Securities Exchange Act on behalf of a proposed class of persons who purchased securities of the Company between April 23, 2003 and September 25, 2003, inclusive.  The substance of the Complaints is that various press releases and other public statements made by the Company during the proposed class period allegedly misrepresented the Company’s financial condition and omitted material information regarding, among other things, the state of the Company’s film and paper business.  Defendants’ initial responses to the Complaints are not yet due.  The Company intends to defend these lawsuits vigorously but is unable currently to predict the outcome of the litigation or to estimate the range of potential loss, if any.

Item 4.  Submission of Matters to a Vote of Security Holders

The 2005Annual Meeting of Shareholders of Eastman Kodak Company was held on May 11.

A total of 243,825,508 of the Company’s shares were present or represented by proxy at the meeting.  This represented 85% of the Company’s shares outstanding.

The individuals named below were re-elected to a three-year term as Class III Directors:

Name	Votes Received	Votes Withheld

Richard S. Braddock	233,593,293	10,232,215
Daniel A. Carp	237,141,285	6,684,223
Durk I. Jager	238,622,208	5,203,300
Debra L. Lee	238,465,601	5,359,907

The individual named below was elected to a one-year term as Class I Director:

Name	Votes Received	Votes Withheld

Antonio M. Perez	238,576,500	5,249,008

The individual named below was elected to a two-year term as Class II Director:

Name	Votes Received	Votes Withheld

Michael J. Hawley	238,642,148	5,183,360

Martha Layne Collins, Timothy M. Donahue, William H. Hernandez, Delano E. Lewis, Paul H. O’Neill, Hector de J. Ruiz, and Laura D’Andrea Tyson all continue as directors of the Company.

The election of PricewaterhouseCoopers LLP as independent accountants was ratified, with 234,774,316 shares voting for, 6,959,446 shares voting against, 2,091,746 abstaining, and 0 non-votes.

The management proposal requesting approval of the 2005 Omnibus Long-Term Compensation plan was ratified, with 159,082,937 shares voting for, 40,304,426 shares voting against, 2,864,839 shares abstaining, and 41,573,306 non-votes.

The management proposal requesting the approval of the amendment to and the re-approval of the Material Terms of the Executive Compensation for Excellence and Leadership Plan was approved, with 229,667,513 shares voting for, 11,192,265 shares voting against, 2,965,730 shares abstaining, and 0 non-votes.

The management proposal requesting approval of the amendment to Section 5 of the Restated Certificate of Incorporation regarding the elections of directors was approved, with 238,869,583 shares voting for, 2,456,239 shares voting against, 2,499,686 shares abstaining, and 0 non-votes.

The management proposal requesting approval of the amendment to Section 7 of the Restated Certificate of Incorporation regarding certain dispositions with the Company was approved, with 235,196,010 shares voting for, 6,087,462 shares voting against, 2,542,036 shares abstaining, and 0 non-votes.

The management proposal requesting approval of the amendment to Section 8 of the Restated Certificate of Incorporation to remove the provision regarding loans was approved, with 236,059,433 shares voting for, 5,050,158 shares voting against, 2,715,917 shares abstaining, and 0 non-votes.

Item 6.  Exhibits

(a)  Exhibits and financial statement schedules required as part of this report are listed in the index appearing on page 70.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EASTMAN KODAK COMPANY
(Registrant)

Date: August 9, 2005	/s/ RICHARD G. BROWN

Richard G. Brown
Controller

Eastman Kodak Company and Subsidiary Companies
Index to Exhibits and Financial Statement Schedules

Exhibit Number

(3) A.	Certificate of Incorporation, as amended and restated May 11, 2005.

(3) B.	By-laws, as amended and restated May 11, 2005.

(10) F.	Letter dated May 10, 2005, from the Chair, Executive Compensation and Development Committee, to Daniel A. Carp.
(Incorporated by reference to the Eastman Kodak Company Form 8-K, filed on May 11, 2005.)

(10) P.	Amendment to Letter Agreement, effective May 5, 2005, between Eastman Kodak Company and Bernard Masson.
(Incorporated by reference to the Eastman Kodak Company Form 8-K, filed on May 6, 2005.)

(10) S.	Eastman Kodak Company Executive Compensation for Excellence and Leadership Plan, as amended May 11, 2005.
(Incorporated by reference to the Eastman Kodak Company Form 8-K, filed on May 11, 2005.)

(10) BB.	Form of Notice of Award of Restricted Stock with a Deferral Feature, pursuant to the 2005 Omnibus Long-Term Compensation Plan.

(10) CC.	Notice of Award of Restricted Stock with a Deferral Feature Granted to Antonio M. Perez, Effective June 1, 2005, pursuant to the 2005 Omnibus Long-Term Compensation Plan.

(10) DD.	Letter dated May 10, 2005, from the Chair, Executive Compensation Development Committee, to Antonio M. Perez.
(Incorporated by reference to the Eastman Kodak Company Form 8-K, filed on May 11, 2005.)

(10) EE.	Eastman Kodak Company 2005 Omnibus Long-Term Compensation Plan, effective January 1, 2005.
(Incorporated by reference to the Eastman Kodak Company Form 8-K, filed on May 11, 2005.)

(10) FF.	Form of Notice of Award of Non-Qualified Stock Options pursuant to the 2005 Omnibus Long-Term Compensation Plan.
(Incorporated by reference to the Eastman Kodak Company Form 8-K, filed on May 11, 2005.)

(10) GG.	Form of Notice of Award of Restricted Stock, pursuant to the 2005 Omnibus Long-Term Compensation Plan.
(Incorporated by reference to the Eastman Kodak Company Form 8-K, filed on May 11, 2005.)

(12)	Statement Re Computation of Ratio of Earnings to Fixed Charges.

(31.1)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.