Form 10-Q
period 2005-09-30
EASTMAN KODAK CO
filed 2005-11-09
CIK 31235

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

or

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

Yes      ☒          No      ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      ☐          No      ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding at October 31, 2005

Common Stock, $2.50 par value	287,200,663

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Eastman Kodak Company
CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share data)

	Three Months Ended September 30		Nine Months Ended September 30

	2005	2004	2005	2004

Net sales	$3,553	$3,374	$10,071	$9,758
Cost of goods sold	2,620	2,296	7,369	6,772

Gross profit	933	1,078	2,702	2,986
Selling, general and administrative expenses	673	629	1,911	1,793
Research and development costs	217	219	692	629
Restructuring costs and other	163	227	531	415

(Loss) earnings from continuing operations before interest, other (charges) income, net and income taxes	(120)	3	(432)	149
Interest expense	57	43	144	130
Other (charges) income, net	(9)	24	(11)	30

(Loss) earnings from continuing operations before income taxes	(186)	(16)	(587)	49
Provision (benefit) for income taxes	853	(28)	734	(90)

(Loss) earnings from continuing operations	(1,039)	12	(1,321)	139
Earnings from discontinued operations, net of income taxes	1	446	2	476

NET (LOSS) EARNINGS	$(1,038)	$458	$(1,319)	$615

Basic net (loss) earnings per share:
Continuing operations	$(3.62)	$.04	$(4.59)	$.49
Discontinued operations	.01	1.56	.01	1.66

Total	$(3.61)	$1.60	$(4.58)	$2.15

Diluted net (loss) earnings per share:
Continuing operations	$(3.62)	$.04	$(4.59)	$.49
Discontinued operations	.01	1.56	.01	1.56

Total	$(3.61)	$1.60	$(4.58)	$2.05

Number of common shares used in basic net (loss) earnings per share	287.2	286.6	288.1	286.6
Effect of dilutive securities:
Employee stock options	—	0.1	—	0.1
Contingent convertible notes	—	—	—	18.5

Number of common shares used in diluted net (loss) earnings per share	287.2	286.7	288.1	305.2

Eastman Kodak Company
CONSOLIDATED STATEMENT OF OPERATIONS (Continued)
(in millions)

	Three Months Ended September 30		Nine Months Ended September 30

	2005	2004	2005	2004

CONSOLIDATED STATEMENT OF RETAINED EARNINGS
Retained earnings at beginning of period, as restated as of June 30, 2005	$7,555	$7,599	$7,922	$7,515
Net (loss) earnings	(1,038)	458	(1,319)	615
Cash dividend declared	—	—	(72)	(72)
Loss from issuance of treasury stock	(1)	—	(15)	(1)

Retained earnings at end of period	$6,516	$8,057	$6,516	$8,057

The accompanying notes are an integral part of these consolidated financial statements.

Eastman Kodak Company
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(in millions)

	Sept. 30, 2005	Dec. 31, 2004

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$610	$1,255
Receivables, net	2,867	2,544
Inventories, net	1,657	1,158
Deferred income taxes	122	556
Other current assets	139	105
Assets of discontinued operations	30	30

Total current assets	5,425	5,648

Property, plant and equipment, net	4,137	4,512
Goodwill	2,125	1,446
Other long-term assets	2,691	3,131

TOTAL ASSETS	$14,378	$14,737

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and other current liabilities	$3,932	$3,896
Short-term borrowings	1,004	469
Accrued income taxes	560	625

Total current liabilities	5,496	4,990
OTHER LIABILITIES
Long-term debt, net of current portion	2,559	1,852
Pension and other postretirement liabilities	3,228	3,338
Other long-term liabilities	763	737

Total liabilities	12,046	10,917
SHAREHOLDERS’ EQUITY
Common stock at par	978	978
Additional paid in capital	871	859
Retained earnings	6,516	7,922
Accumulated other comprehensive loss	(213)	(90)
Unearned restricted stock	(6)	(5)

	8,146	9,664
Less: Treasury stock at cost	5,814	5,844

Total shareholders’ equity	2,332	3,820

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,378	$14,737

The accompanying notes are an integral part of these consolidated financial statements.

Eastman Kodak Company
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Nine Months Ended September 30

	2005	2004

Cash flows relating to operating activities:
Net (loss) earnings	$(1,319)	$615
Adjustments to reconcile to net cash (used in) provided by operating activities:
Earnings from discontinued operations	(2)	(476)
Equity in earnings from unconsolidated affiliates	(11)	(9)
Depreciation and amortization	937	713
Purchased research and development	54	16
Gain on sales of businesses/assets	(42)	(9)
Restructuring costs, asset impairments and other non-cash charges	170	46
Provision (benefit) for deferred taxes	925	(102)
Decrease (increase) in receivables	199	(78)
Increase in inventories	(236)	(239)
Decrease in liabilities excluding borrowings	(728)	(22)
Other items, net	(7)	(11)

Total adjustments	1,259	(171)

Net cash (used in) provided by continuing operations	(60)	444

Net cash provided by discontinued operations	—	22

Net cash (used in) provided by operating activities	(60)	466

Cash flows relating to investing activities:
Additions to properties	(332)	(283)
Net proceeds from sales of businesses/assets	62	20
Acquisitions, net of cash acquired	(987)	(358)
Distributions from (investments in) unconsolidated affiliates	63	(31)
Marketable securities - purchases	(79)	(92)
Marketable securities - sales	70	91

Net cash used in investing activities	(1,203)	(653)

Net cash provided by discontinued operations	—	708

Net cash (used in) provided by investing activities	(1,203)	55

Cash flows relating to financing activities:
Net decrease in borrowings with original maturity of 90 days or less	(65)	(291)
Proceeds from other borrowings	1,241	111
Repayment of other borrowings	(477)	(403)
Dividend payments	(72)	(72)
Exercise of employee stock options	12	—

Net cash provided by (used in) financing activities	639	(655)

Effect of exchange rate changes on cash	(21)	(3)

Net decrease in cash and cash equivalents	(645)	(137)
Cash and cash equivalents, beginning of year	1,255	1,250

Cash and cash equivalents, end of quarter	$610	$1,113

The accompanying notes are an integral part of these consolidated financial statements.

Eastman Kodak Company
NOTES TO FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION

BASIS OF PRESENTATION

The consolidated interim financial statements are unaudited, and certain information and footnote disclosure related thereto normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with Rule 10-01 of Regulation S-X.  In the opinion of management, the accompanying unaudited consolidated financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements and reflect all adjustments (consisting of normal recurring adjustments, except for the adjustments in connection with the items discussed below) necessary to present fairly the results of operations, financial position and cash flows of Eastman Kodak Company and its subsidiaries (the Company).  The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year.  These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.  Certain amounts for prior periods have been reclassified to conform to the current period classification.

During the first quarter of 2005, the Company determined that property, plant and equipment was overstated by approximately $9 million ($5 million net of tax) as a result of interest capitalized during the construction period that had inadvertently not been written off at the time of the disposal of certain assets.  The Company has assessed the impact of this item on each of the 2000-2004 annual periods and interim periods in 2004 and 2003 and determined that the impact of such errors is immaterial to each of these prior periods.  The additional amount that should have been recorded as expense in each of the years 2000-2004 was less than $1.3 million per year on an after-tax basis.  The Company has concluded that the $9 million adjustment ($5 million net of tax) was immaterial to the results of operations for the quarter ended March 31, 2005, the nine months ended September 30, 2005 and the expected results for the full year 2005.  Accordingly, the Company recorded an adjustment of $9 million in the quarter ended March 31, 2005 and the nine months ended September 30, 2005 to write off these balances.  Approximately $7 million of the adjustment relates to assets that were disposed of through restructuring actions and, therefore, is recorded in the restructuring costs and other line within the accompanying Consolidated Statement of Operations for the nine months ended September 30, 2005.  Approximately $2 million relates to assets that were disposed of in the ordinary course of business and, therefore, is recorded in the cost of goods sold line within the accompanying Consolidated Statement of Operations for the nine months ended September 30, 2005.

RESTATEMENT OF PREVIOUSLY ISSUED INTERIM FINANCIAL STATEMENTS

Due to certain accounting errors, the Company will restate the previously issued interim financial statements for the first and second quarters of 2005 through the filing of an amended Form 10-Q for each of the first and second quarters of 2005.  The restatements reflect non-cash accounting errors involving restructuring accruals associated with severance and special pension-related termination benefits that were discovered as a result of the third quarter 2005 closing process. The correction of these errors will result in a $2 million ($0.01 per share) and $13 million ($0.05 per share) reduction of the previously reported net loss for the first and second quarters of 2005, respectively.  There is no impact on periods prior to 2005 or on the accompanying Consolidated Statement of Operations, Consolidated Statement of Financial Position or Consolidated Statement of Cash Flows.

CHANGE IN ESTIMATE

During the third quarter of 2005, the Company revised the useful lives of production machinery and equipment from 3-20 years to 3-7 years and manufacturing-related buildings from 10-40 years to 5-20 years.  These revisions primarily reflect the faster-than-expected decline in the Company’s traditional film and paper business.  As a result, the Company recognized increased depreciation expense for the three and nine months ended September 30, 2005 of $66 million ($63 million after tax, $.22 per diluted share).  Note that these after-tax amounts, as presented above, assume a full valuation allowance against any amounts in the U.S., as described more fully in Note 5, “Income Taxes.”  In addition, the above amount assumes the corresponding statutory tax rates in the jurisdictions affected.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2005, the Financial Accounting Standards Board (FASB) issued Staff Position No. 143-1, “Accounting for Electronic Equipment Waste Obligations” (FSP 143-1).  FSP 143-1 addresses the accounting for obligations associated with Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the “Directive”) adopted by the European Union, and requires application of the provisions of SFAS No. 143 and FIN 47 as those standards relate to the Directive.  This FSP is effective the later of the first reporting period ending after June 8, 2005, or the date of adoption of the Directive by the individual EU-member countries.   There have been no material impacts on the Company’s consolidated financial statements resulting from the adoption of this FSP in those countries for which the Directive has been adopted, and there are no material impacts expected in the future from the adoption of the Directive in the remaining EU-member countries.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47).  FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Company.  In addition, FIN 47 clarifies when a company would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  FIN 47 is effective no later than the end of the fiscal year ending after December 15, 2005.  Retrospective application of interim financial information is permitted but not required.  The Company is currently evaluating the impact of FIN 47 on its consolidated financial statements and will implement the provisions of FIN 47 during the fourth quarter of 2005.

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

In April 2005, the Securities and Exchange Commission voted to change the effective date of SFAS No. 123R to fiscal years starting after June 15, 2005; however, early application is encouraged.  The Company adopted the modified version of the prospective application of SFAS No. 123R as of January 1, 2005 under which the Company is required to recognize compensation expense, over the applicable vesting period, based on the fair value of (1) any unvested awards subject to SFAS No. 123R existing as of January 1, 2005, and (2) any new awards granted subsequent to the adoption date.  Refer to Note 11, “Shareholders’ Equity” for the effect of adoption on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 151, “Inventory Costs” that amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing,” (ARB No. 43) to clarify the accounting for abnormal idle facility expense, freight, handling costs and wasted material (spoilage).  In addition, this Statement requires that an allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities.  SFAS No. 151 is effective for inventory costs incurred for fiscal years beginning after June 15, 2005 (year ending December 31, 2006 for the Company).  The Company does not expect the implementation of SFAS No. 151 to have a material impact on its financial statements.

In December 2004, FASB issued FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (the “Act”).”  The Act was signed into law in October of 2004.  The Act creates a temporary incentive for U.S. multinationals to repatriate foreign subsidiary earnings by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations.  The deduction is subject to a number of limitations and requirements, including adoption of a specific domestic reinvestment plan for the repatriated earnings.  Accordingly, the FSP provides guidance on accounting for income taxes that relate to the accounting treatment for unremitted earnings in a foreign investment (a consolidated subsidiary or corporate joint venture that is essentially permanent in nature).  Further, the FSP permits a company time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109, “Accounting for Income Taxes.”  Accordingly, an enterprise that has not yet completed its evaluation of the repatriation provision for purposes of applying Statement 109 is required to disclose certain information, for each period for which financial statements covering periods affected by the Act are presented.  Subsequently, the total effect on income tax expense (or benefit) for amounts that have been recognized under the repatriation provision must be provided in a company’s financial statements for the period in which it completes its evaluation of the repatriation provision. The provisions of FSP 109-2 were effective in the fourth quarter of 2004.

In the third quarter of 2005, the Company completed its evaluation of the repatriation provision.  The Company has determined that it is eligible and intends to repatriate approximately $500 million in dividends subject to the 85% dividends received deduction.  Accordingly, the Company recorded a corresponding tax provision of approximately $20 million in the third quarter of 2005 with respect to such dividends.  See Note 5, “Income Taxes,” for further disclosure.

NOTE 2:  RECEIVABLES, NET

(in millions)	September 30, 2005	December 31, 2004

Trade receivables	$2,475	$2,137
Miscellaneous receivables	392	407

Total (net of allowances of $176 and $127)	$2,867	$2,544

Of the total trade receivable amounts of $2,475 million and $2,137 million as of September 30, 2005 and December 31, 2004, respectively, approximately $358 million and $492 million are expected to be settled through customer deductions in lieu of cash payments.  Such deductions represent rebates owed to customers and are included in accounts payable and other current liabilities in the accompanying Consolidated Statement of Financial Position at each respective balance sheet date.

NOTE 3:  INVENTORIES, NET

(in millions)	September 30, 2005	December 31, 2004

Finished goods	$1,241	$822
Work in process	319	275
Raw materials	391	391

	1,951	1,488
LIFO reserve	(294)	(330)

Total	$1,657	$1,158

Full year 2005 estimated inventory usage is expected to result in the liquidation of LIFO inventory quantities.  In the aggregate, these inventories are carried at the lower costs prevailing in prior years as compared with the cost of current purchases.  The effect of these expected LIFO liquidations was to reduce cost of goods sold by $23 million and $15 million in the three months ended September 30, 2005 and 2004, respectively, and to reduce cost of goods sold by $68 million and $50 million in the nine months ended September 30, 2005 and 2004, respectively.

NOTE 4:  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $2,125 million and $1,446 million at September 30, 2005 and December 31, 2004, respectively.  The changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2005 were as follows:

(in millions)	D&FIS	Health	Graphic Communications	Consolidated Total

Balance at December 31, 2004	$739	$588	$119	$1,446
Goodwill related to acquisitions	—	32	682	714
Finalization of purchase accounting	—	(1)	1	—
Currency translation adjustments	(4)	(27)	(4)	(35)

Balance at September 30, 2005	$735	$592	$798	$2,125

The aggregate amount of goodwill acquired during the nine months ended September 30, 2005 of $714 million was attributable to $436 million for the acquisition of Creo Inc. (Creo) and $246 million for the acquisition of Kodak Polychrome Graphics (KPG), both within the Graphic Communications segment, and $32 million for the acquisition of Orex within the Health segment.

The gross carrying amount and accumulated amortization by major intangible asset category as of September 30, 2005 and December 31, 2004 were as follows:

	As of September 30, 2005

(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Amortization Period

Technology-based	$475	$138	$337	7 years
Customer-related	397	65	332	13 years
Other	205	41	164	12 years

Total	$1,077	$244	$833	10 years

	As of December 31, 2004

(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Amortization Period

Technology-based	$264	$106	$158	8 years
Customer-related	206	34	172	15 years
Other	168	20	148	13 years

Total	$638	$160	$478	11 years

The aggregate amount of intangible assets acquired during the nine months ended September 30, 2005 of $439 million was attributable to $77 million of customer-related intangibles, $45 million of technology-based intangibles and $21 million of other intangibles related to the purchase of KPG;  $110 million of customer-related intangibles, $130 million of technology-based intangibles, and $10 million of other intangibles related to the purchase of Creo; $4 million of customer-related intangibles and $9 million of technology-based intangibles related to the purchase of Orex; $27 million of technology-based intangibles relating to the purchase of patents; and $6 million of technology-based intangible assets related to Lucky Film.

At September 30, 2005, other intangible assets are primarily composed of manufacturing exclusivity intangible assets and acquired trademarks.

Amortization expense related to purchased intangible assets for the three months ended September 30, 2005 and 2004 was $39 million and $17 million, respectively.  Amortization expense related to purchased intangible assets for the nine months ended September 30, 2005 and 2004 was $81 million and $48 million, respectively.

Estimated future amortization expense related to purchased intangible assets at September 30, 2005 is as follows (in millions):

Remainder of 2005	$38
2006	141
2007	130
2008	125
2009	113
2010 and thereafter	286

Total	$833

NOTE 5:  INCOME TAXES

A reconciliation between the U.S. federal income tax rate, the Company’s estimated annual effective tax provision (benefit) rate and the third quarter income tax provision (benefit) rate from continuing operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

U.S. statutory tax rate	35.0%	35.0%	35.0%	35.0%
Change in statutory rate resulting from:
State and other income taxes, net of federal impact	0.0	0.9	0.0	0.9
Export sales and manufacturing credits	(3.3)	(4.1)	(3.3)	(4.1)
Operations outside the U.S.	(19.6)	(22.6)	(19.6)	(22.6)
Valuation allowance	18.5	0.9	18.5	0.9
Interest on reserves	4.2	6.4	4.2	6.4
Tax settlements, including interest	—	0.4	—	0.4
Other, net	(0.8)	0.1	(0.8)	0.1

Estimated annual effective tax rate	34.0%	17.0%	34.0%	17.0%

	Three Months Ended September 30, 2005		Three Months Ended September 30, 2004		Nine Months Ended September 30, 2005		Nine Months Ended September 30, 2004

	Provision (Benefit)		Provision (Benefit)		Provision (Benefit)		Provision (Benefit)

	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Tax provision on earnings from continuing operations before income taxes and the impact from discrete items [1]	$25	(34.0)%	$43	(17.0)%	$97	(34.0)%	$98	17.0%
Impact from discrete period items:
Restructuring	78	91.5	(62)	(111.3)	(78)	33.0	(142)	(114.3)
Purchased in-process R&D	10	3.5	(2)	(8.6)	(14)	0.7	(6)	(6.6)
Tax settlements	—	—	—	—	—	—	(41)	(83.0)
NexPress related charges	—	—	—	—	—	—	(2)	(2.2)
Donation tax benefit change	—	—	—	—	6	1.0	—	—
State tax law changes (NY, OH)	—	—	—	—	5	0.9	—	—
Valuation allowance [2]	677	364.0	3	19.1	686	116.9	3	6.1
Lucky Film investment impairment	—	—	—	—	—	1.1	—	—
Repatriation of foreign subsidiary earnings under the American Jobs Creation Act	20	10.8	—	—	26	4.4	—	—
Year to date impact of the change in the estimated annual effective tax rate from the previous quarter and other tax items	43	23.2	(10)	(61.2)	6	1.0	—	—

Income tax provision (benefit) rate From continuing operations	$853	459.0%	$(28)	(179.0% )	$734	125.0%	$(90)	(183.0% )

[1]

Discrete items, on a pretax basis were net charges of $259 million and $270 million for the three months ended September 30, 2005 and 2004, respectively and net charges of $874 million and $525 million for the nine months ended September 30, 2005 and 2004, respectively.

[2]

The valuation allowance presented as a discrete period item of $677 million represents the charge recorded to adjust the December 31, 2004 U.S. net deferred tax asset balances to $0 (as part of the total $900 million allowance described below).

As of September 30, 2005 the Company had approximately $900 million of net deferred tax assets in the U.S., prior to the valuation allowance recorded during this quarter.  The Company has performed the required assessment of positive and negative evidence regarding the realization of the net deferred tax assets in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109).  This assessment included the evaluation of scheduled reversals of deferred tax assets and liabilities, estimates of projected future taxable income, carryback potential and tax planning strategies.

Prior to the Company’s third quarter 2005 assessment of realizability, it was believed, based on available evidence including tax planning strategies, that the Company would more likely than not realize its net U.S. deferred tax assets.  The third quarter 2005 assessment produced the following significant matters based upon some recent changes that occurred in the quarter:

•

In July 2005, management announced plans to significantly accelerate its restructuring efforts and to significantly reduce the assets supporting its traditional business by the end of 2007.  This plan includes accelerating the reduction of traditional film assets from $2.9 billion in January 2004 to approximately $1 billion by 2007 and terminating another 10,000 employees, the majority of which will impact Kodak’s U.S. operations.

•

On October 18, 2005, the Company entered into a new secured credit facility pursuant to which the borrowings in the U.S. are collateralized by certain U.S. assets, including the Company’s intellectual property assets.  Thus, management determined that the previous tax planning strategy to sell the U.S. intellectual property to a foreign subsidiary to generate taxable income in the U.S. was no longer prudent nor feasible and should not be relied upon as part of the third quarter assessment of realizability of the Company’s U.S. deferred tax assets.

Based upon management’s September 30, 2005 assessment of realizability, management concluded that it is no longer more likely than not that the U.S. net deferred tax assets would be realized and, as such, recorded a valuation allowance of approximately $900 million.  In addition, the Company expects to record a valuation allowance on all U.S. tax benefits generated in the future until an appropriate level of profitability in the U.S. is sustained or until the Company is able to generate enough taxable income through other tax planning strategies and transactions.  Both the net deferred tax asset balances and the offsetting valuation allowance include estimates attributable to the recent acquisitions of Creo and KPG.  Deferred tax amounts attributable to Creo and KPG are expected to be finalized during the later of the fourth quarter of 2005 or with the completion of the Company’s purchase accounting for those acquired entities.

The American Jobs Creation Act of 2004 (the “Act”) was signed into law in October of 2004.  The Act creates a temporary incentive for U.S. multinationals to repatriate foreign subsidiary earnings by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations.  The deduction is subject to a number of limitations and requirements, including adoption of a specific domestic reinvestment plan for the repatriated earnings.  The Company has determined that it is eligible and intends to repatriate approximately $500 million in dividends subject to the 85% dividends received deduction.  Accordingly, the Company recorded a corresponding tax provision of $26 million with respect to such dividends in the third quarter of 2005.  The net provision recorded through the third quarter of 2005 of $20 million reflects the reversal of the $6 million provision recorded in the second quarter of 2005 associated with the planned remittance of “base period” earnings from subsidiary companies outside the U.S. in connection with the Act.  The tax provisions associated with dividends from foreign subsidiaries are based on an estimate of each subsidiary’s “earnings and profits” at the end of the calendar year.  The reversal of the $6 million provision recorded in the second quarter was attributable to a change in the mix of the subsidiaries that are now expected to remit such dividends as well as a change in the amount of available earnings and profits of subsidiaries that were orginally expected to remit such dividends.

The Company received confirmation that the Internal Revenue Service had provided a formal concession concerning the taxation of certain intercompany royalties, which could not legally be distributed to the parent.  The $32 million settlement was recorded as a discrete period tax benefit within earnings from continuing operations for the nine-month period ended September 30, 2004.  Also included was the discrete period tax benefit recorded in the second quarter of $9 million as a result of the settlement with the Internal Revenue Service in connection with the Company’s filing relating to the income tax reporting of a patent infringement litigation settlement.

The audit for tax years 1993-1998 has progressed to the final level of review by the IRS and the Company anticipates that it will be formally settled during the fourth quarter of 2005 upon approval by the Joint Committee of Taxation.  The finalization of this settlement could have a significant impact upon the Company’s 2005 effective tax rate, the loss from continuing operations and earnings from discontinued operations, net of income taxes, as the settlement covers six years and also includes significant transactional activity associated with the disposition of various businesses.

NOTE 6:  COMMITMENTS AND CONTINGENCIES

Environmental

At September 30, 2005, the Company’s undiscounted accrued liabilities for environmental remediation costs amounted to $174 million and are reported in other long-term liabilities in the accompanying Consolidated Statement of Financial Position.

The Company is currently implementing a Corrective Action Program required by the Resource Conservation and Recovery Act (RCRA) at the Kodak Park site in Rochester, NY.  As part of this program, the Company has completed the RCRA Facility Assessment (RFA), a broad-based environmental investigation of the site.  The Company is currently in the process of completing, and in some cases has completed, RCRA Facility Investigations (RFI) and Corrective Measures Studies (CMS) for areas at the site.  At September 30, 2005, estimated future investigation and remediation costs of $68 million are accrued for this site and are included in the $174 million reported in other long-term liabilities.

The Company announced the closing of four manufacturing facilities outside the United States in 2004 and 2005.  The Company has obligations with estimated future investigation, remediation and monitoring costs of $28 million at three of these facilities.  There were no such costs associated with the fourth facility.  At September 30, 2005, these costs are accrued and included in the $174 million reported in other long-term liabilities.

The Company has obligations relating to other operating sites and former operations with estimated future investigation, remediation and monitoring costs of $26 million.  At September 30, 2005, these costs are accrued and included in the $174 million reported in other long-term liabilities.

The Company has completed its acquisition of KPG through the redemption of Sun Chemical Corporation’s 50 percent interest in the joint venture.  The Company also completed its acquisition of Creo.  As a result of the two acquisitions, the Company has obligations with estimated future investigation, remediation and monitoring costs of $28 million.  The closure of a plant located in West Virginia was announced in the third quarter at a cost of $24 million and is included in the $28 million.  At September 30, 2005, these costs are accrued and included in the $174 million reported in other long-term liabilities.

The Company has retained certain obligations for environmental remediation and Superfund matters related to certain sites associated with the non-imaging health businesses sold in 1994.  At September 30, 2005, estimated future remediation costs of $24 million are accrued for these sites and are included in the $174 million reported in other long-term liabilities.

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

A Consent Decree was signed in 1994 in settlement of a civil complaint brought by the U.S. Environmental Protection Agency and the U.S. Department of Justice.  In connection with the Consent Decree, the Company is subject to a Compliance Schedule, under which the Company has improved its waste characterization procedures, upgraded one of its incinerators, and is evaluating and upgrading its industrial sewer system.  The total expenditures required to complete this program are currently estimated to be approximately $2 million over the next four years.  These expenditures are incurred as part of plant operations and, therefore, are not included in the environmental accrual at September 30, 2005.

The Company is presently designated as a potentially responsible party (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (the Superfund Law), or under similar state laws, for environmental assessment and cleanup costs as the result of the Company’s alleged arrangements for disposal of hazardous substances at four Superfund sites.  With respect to each of these sites, the Company’s liability is minimal.  In addition, the Company has been identified as a PRP in connection with the non-imaging health businesses in four active Superfund sites.  Numerous other PRPs have also been designated at these sites.  Although the law imposes joint and several liability on PRPs, the Company’s historical experience demonstrates that these costs are shared with other PRPs.  Settlements and costs paid by the Company in Superfund matters to date have not been material.  Future costs are also not expected to be material to the Company’s financial position, results of operations or cash flows.

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

Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of outcomes.  Estimates developed in the early stages of remediation can vary significantly.  A finite estimate of costs does not normally become fixed and determinable at a specific time.  Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability, and the Company continually updates its cost estimates.  The Company has an ongoing monitoring and identification process to assess how the activities, with respect to the known exposures, are progressing against the accrued cost estimates, as well as to identify other potential remediation sites that are presently unknown.

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

Other Commitments and Contingencies

At September 30, 2005, the Company had outstanding letters of credit totaling $114 million and surety bonds in the amount of $91 million primarily to ensure the payment of possible casualty and workers’ compensation claims.

On March 8, 2004, the Company filed a complaint against Sony Corporation in federal district court in Rochester, New York, for digital camera patent infringement.  Several weeks later, on March 31, 2004, Sony sued the Company for digital camera patent infringement in federal district court in Newark, New Jersey.  Sony subsequently filed a second lawsuit against the Company in Newark, New Jersey, alleging infringement of a variety of other Sony patents.  The Company filed a counterclaim in the New Jersey action, asserting infringement by Sony of the Company’s kiosk patents.  The Company successfully moved to transfer Sony’s New Jersey digital camera patent infringement case to Rochester, New York, and the two digital camera patent infringement cases are now consolidated for purposes of discovery.  In June 2005, the federal district court in Rochester, New York appointed a special master to assist the court with discovery and the claims construction briefing process.  Based on the current discovery schedule, the Company expects that claims construction hearings in the digital camera cases will take place in 2006.  Both the Company and Sony Corporation seek unspecified damages and other relief.  Although this lawsuit may result in the Company’s recovery of damages, the amount of the damages, if any, cannot be quantified at this time.  Accordingly, the Company has not recognized any gain in the financial statements as of September 30, 2005, in connection with this matter.

On June 13, 2005, a purported shareholder class action lawsuit was filed against the Company and two of its current executives in the United States District Court for the Southern District of New York.  On June 20, 2005 and August 10, 2005, similar lawsuits were filed against the same defendants in the United States District Court for the Western District of New York.  The complaints filed in each of these actions (collectively, the “Complaints”) seek to allege claims under the Securities Exchange Act on behalf of a proposed class of persons who purchased securities of the Company between April 23, 2003 and September 25, 2003, inclusive.  The substance of the Complaints is that various press releases and other public statements made by the Company during the proposed class period allegedly misrepresented the Company’s financial condition and omitted material information regarding, among other things, the state of the Company’s film and paper business.  The cases have been consolidated in the Western District of New York and the lead plaintiffs are John Dudek and the Alaska Electrical Pension Fund.  Defendants’ initial responses to the Complaints are not yet due.  The Company intends to defend these lawsuits vigorously but is unable currently to predict the outcome of the litigation or to estimate the range of potential loss, if any.

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

NOTE 7:  GUARANTEES

The Company guarantees debt and other obligations under agreements with certain affiliated companies and customers.  At September 30, 2005, these guarantees totaled a maximum of $223 million, with outstanding guaranteed amounts of $124 million.  The maximum guarantee amount includes guarantees of up to: $218 million of customer amounts due to banks in connection with various banks’ financing of customers’ purchases of product and equipment from Kodak ($121 million outstanding), and $5 million for other unconsolidated affiliates and third parties ($3 million outstanding).

The guarantees for the other unconsolidated affiliates and third party debt mature between 2005 and 2011. The customer financing agreements and related guarantees typically have a term of 90 days for product and short-term equipment financing arrangements, and up to five years for long-term equipment financing arrangements.  These guarantees would require payment from Kodak only in the event of default on payment by the respective debtor.  In some cases, particularly for guarantees related to equipment financing, the Company has collateral or recourse provisions to recover and sell the equipment to reduce any losses that might be incurred in connection with the guarantees.

Management believes the likelihood is remote that material payments will be required under any of the guarantees disclosed above.  With respect to the guarantees that the Company issued in the quarter ended September 30, 2005, the Company assessed the fair value of its obligation to stand ready to perform under these guarantees by considering the likelihood of occurrence of the specified triggering events or conditions requiring performance as well as other assumptions and factors.  The Company has determined that the fair value of the guarantees was not material to the Company’s financial position, results of operations or cash flows.

The Company also guarantees debt owed to banks for some of its consolidated subsidiaries.  The maximum amount guaranteed is $361 million, and the outstanding debt under those guarantees, which is recorded within the short-term borrowings and long-term debt, net of current portion components in the accompanying Consolidated Statement of Financial Position, is $123 million.  These guarantees expire in 2005 through 2006.  As of the closing of the $2.7 billion Senior Secured Credit facilities on October 18, 2005, a $160 million KPG credit facility was closed.  Debt outstanding under the KPG credit facility of $57 million was repaid and the guarantees of $160 million were terminated.  This reduces the amount of guarantees of debt owed by subsidiaries.

The Company and its U.S. subsidiaries guarantee debt and other payment obligations owed to lenders and their affiliates under the $2.7 billion Secured Credit Agreement dated October 18, 2005.  Essentially these obligations are included in the Company’s Consolidated Statement of Financial Position.  Due to the nature of this guarantee it is not practicable to determine the exact amount of obligations guaranteed to the specific lenders and their affiliates.

The Company may provide up to $100 million in loan guarantees to support funding needs for SK Display Corporation, an unconsolidated affiliate in which the Company has a 34% ownership interest.  As of September 30, 2005, the Company has not been required to guarantee any of SK Display Corporation’s outstanding debt.

Indemnifications

The Company issues indemnifications in certain instances when it sells businesses and real estate, and in the ordinary course of business with its customers, suppliers, service providers and business partners.  Further, the Company indemnifies its directors and officers who are, or were, serving at Kodak’s request in such capacities.  Historically, costs incurred to settle claims related to these indemnifications have not been material to the Company’s financial position, results of operations or cash flows.  Additionally, the fair value of the indemnifications that the Company issued during the quarter ended September 30, 2005 was not material to the Company’s financial position, results of operations or cash flows.

Warranty Costs

The Company has warranty obligations in connection with the sale of its equipment.  The original warranty period for equipment products is generally one year or less.  The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale.  The Company estimates its warranty cost at the point of sale for a given product based on historical failure rates and related costs to repair.  The change in the Company’s accrued warranty obligations balance from December 31, 2004 to September 30, 2005, which is reflected in accounts payable and other current liabilities in the accompanying Consolidated Statement of Financial Position, was as follows:

(in millions)

Accrued warranty obligations at December 31, 2004	$62
Warranty obligations assumed from acquisitions	7
Actual warranty experience during 2005	(60)
2005 warranty provisions	44
Adjustments for changes in estimates	(1)

Accrued warranty obligations at September 30, 2005	$52

The Company also offers extended warranty arrangements to its customers that are generally one year, but may range from three months to three years after the original warranty period.  The Company provides repair services and routine maintenance under these arrangements.  The Company has not separated the extended warranty revenues and costs from the routine maintenance service revenues and costs, as it is not practicable to do so.  Costs incurred under these extended warranty arrangements for the nine months ended September 30, 2005 amounted to $189 million.  The change in the Company’s deferred revenue balance in relation to these extended warranty arrangements from December 31, 2004 to September 30, 2005, which is reflected in accounts payable and other current liabilities in the accompanying Consolidated Statement of Financial Position, was as follows:

(in millions)

Deferred revenue at December 31, 2004	$141
Deferred extended warranty revenue assumed from acquisitions	45
New extended warranty arrangements in 2005	348
Recognition of extended warranty arrangement revenue in 2005	(339)

Deferred revenue at September 30, 2005	$195

NOTE 8:  RESTRUCTURING COSTS AND OTHER

Currently, the Company is being adversely impacted by the progressing digital substitution.  As the Company continues to adjust its operating model in light of changing business conditions, it is probable that ongoing focused cost reduction activities will be required.

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

Restructuring Programs Summary

The activity in the accrued restructuring balances and the non-cash charges incurred in relation to all of the restructuring programs described below were as follows for the third quarter of 2005:

(in millions)	Balance June 30, 2005 (Restated)	Costs Incurred	Reversals	Cash Payments	Non-cash Settlements	Other Adjustments and Reclasses (1)	Balance Sept. 30, 2005

2004-2007 Program:
Severance reserve	$246	$132	$(3)	$(91)	$—	$10	$294
Exit costs reserve	36	15	—	(25)	—	5	31

Total reserve	$282	$147	$(3)	$(116)	$—	$15	$325

Long-lived asset impairments and inventory write-downs	$—	$32	$—	$—	$(32)	$—	$—

Accelerated depreciation	$—	$105	$—	$—	$(105)	$—	$—

Pre-2004 Programs:
Severance reserve	$16	$—	$(2)	$(5)	$—	$(2)	$7
Exit costs reserve	17	—	(1)	(2)	—	—	14

Total reserve	$33	$—	$(3)	$(7)	$—	$(2)	$21

Total of all restructuring programs	$315	$284	$(6)	$(123)	$(137)	$13	$346

(1)

The Other Adjustments and Reclasses column of the table above includes reclassifications from (to) Other long-term assets, Pension and other postretirement liabilities (for amounts relating to restructuring actions that impacted the Company’s retirement and postretirement plans) in the Consolidated Statement of Financial Position.

The costs incurred, net of reversals, which total $278 million for the three months ended September 30, 2005, include $105 million and $10 million of charges related to accelerated depreciation and inventory write-downs that were reported in cost of goods sold in the accompanying Consolidated Statement of Operations for the three months ended September 30, 2005.  The remaining costs incurred, net of reversals, of $163 million were reported as restructuring costs and other in the accompanying Consolidated Statement of Operations for the three months ended September 30, 2005.  The severance costs and exit costs require the outlay of cash, while long-lived asset impairments, accelerated depreciation and inventory write-downs represent non-cash items.

2004-2007 Restructuring Program

The Company announced on January 22, 2004 that it planned to develop and execute a comprehensive cost reduction program throughout the 2004 to 2006 timeframe.  The objective of these actions is to achieve a business model appropriate for the Company’s traditional businesses, and to sharpen the Company’s competitiveness in digital markets.

The Program was expected to result in total charges of $1.3 billion to $1.7 billion over the three-year period, of which $700 million to $900 million are related to severance, with the remainder relating to the disposal of buildings and equipment.  Overall, Kodak’s worldwide facility square footage was expected to be reduced by approximately one-third.  Approximately 12,000 to 15,000 positions worldwide were expected to be eliminated through these actions primarily in global manufacturing, selected traditional businesses and corporate administration.

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

The Company implemented certain actions under the Program during the third quarter of 2005.  As a result of these actions, the Company recorded charges of $179 million in the third quarter of 2005, which were composed of severance, long-lived asset impairments, exit costs and inventory write-downs of $132 million, $22 million, $15 million and $10 million, respectively.  The severance costs related to the elimination of approximately 2,075 positions, including approximately 75 photofinishing, 1,200 manufacturing, 50 research and development and 750 administrative positions.  The geographic composition of the positions to be eliminated includes approximately 1,550 in the United States and Canada and 525 throughout the rest of the world.  Included in the 2,075 positions are approximately 75 positions related to the recently acquired Creo business.  The severance related to these positions is included in goodwill as part of the purchase accounting related to the acquisition.  The reduction of the 2,075 positions and the $147 million charges for severance and exit costs are reflected in the 2004-2007 Restructuring Program table below.  The $22 million charge in the third quarter and the $104 million year-to-date charge for long-lived asset impairments were included in restructuring costs and other in the accompanying Consolidated Statement of Operations for the three and nine months ended September 30, 2005, respectively.  The charges taken for inventory write-downs of $10 million and $31 million were reported in cost of goods sold in the accompanying Consolidated Statement of Operations for the three and nine months ended September 30, 2005, respectively.

Under this Program, on a life-to-date basis as of September 30, 2005, the Company has recorded charges of $1,245 million, which was composed of severance, long-lived asset impairments, exit costs and inventory write-downs of $788 million, $242 million, $165 million and $50 million, respectively.  The severance costs related to the elimination of approximately 15,550 positions, including approximately 5,350 photofinishing, 6,725 manufacturing, 825 research and development and 2,650 administrative positions.

The following table summarizes the activity with respect to the charges recorded in connection with the focused cost reduction actions that the Company has committed to under the 2004-2007 Restructuring Program and the remaining balances in the related reserves at September 30, 2005:

(dollars in millions)	Number of Employees	Severance Reserve	Exit Costs Reserve	Total	Long-lived Asset Impairments and Inventory Write-downs	Accelerated Depreciation

Q1, 2004 charges	—	$—	$—	$—	$1	$2
Q1, 2004 utilization	—	—	—	—	(1)	(2)

Balance at 3/31/04	—	—	—	—	—	—
Q2, 2004 charges	2,700	98	17	115	28	23
Q2, 2004 utilization	(800)	(12)	(11)	(23)	(28)	(23)
Q2, 2004 other adj. & reclasses	—	(2)	—	(2)	—	—

Balance at 6/30/04	1,900	84	6	90	—	—
Q3, 2004 charges	3,200	186	20	206	27	31
Q3, 2004 reversal	—	—	(1)	(1)	—	—
Q3, 2004 utilization	(2,075)	(32)	(14)	(46)	(27)	(31)
Q3, 2004 other adj. & reclasses	—	—	(5)	(5)	—	—

Balance at 9/30/04	3,025	238	6	244	—	—
Q4, 2004 charges	3,725	134	62	196	101	96
Q4, 2004 reversal	—	(6)	—	(6)	—	—
Q4, 2004 utilization	(2,300)	(125)	(22)	(147)	(101)	(96)
Q4, 2004 other adj. & reclasses	—	26	(10)	16	—	—

Balance at 12/31/04	4,450	267	36	303	—	—
Q1, 2005 charges, as restated	1,650	70	23	93	34	81
Q1, 2005 utilization	(2,000)	(72)	(18)	(90)	(34)	(81)
Q1, 2005 other adj. & reclasses, as restated	—	(43)	—	(43)	—	—

Balance at 3/31/05	4,100	222	41	263	—	—
Q2, 2005 charges, as restated	2,200	168	28	196	69	75
Q2, 2005 reversal	—	—	(1)	(1)	—	—
Q2, 2005 utilization	(2,725)	(91)	(30)	(121)	(69)	(75)
Q2, 2005 other adj. & reclasses, as restated	—	(53)	(2)	(55)	—	—

Balance at 6/30/05, as restated	3,575	246	36	282	—	—
Q3, 2005 charges	2,075	132	15	147	32	105
Q3, 2005 reversal	—	(3)	—	(3)	—	—
Q3, 2005 utilization	(2,050)	(91)	(25)	(116)	(32)	(105)
Q3, 2005 other adj. & reclasses	—	10	5	15	—	—

Balance at 9/30/05	3,600	$294	$31	$325	$—	$—

The severance charges of $132 million for the third quarter and $370 million year to date were reported in restructuring costs and other in the accompanying Consolidated Statement of Operations for the three and nine months ended September 30, 2005, respectively.  Included in the $132 million third quarter charge taken for severance was a net curtailment loss of $4 million.  The liability related to this charge is reported in pension and other postretirement benefits on the Company’s Consolidated Statement of Financial Position as of September 30, 2005, and is disclosed in Note 9, “Retirement Plans and Other Postretirement Benefits.”  The exit costs of $15 million and $66 million were reported in restructuring costs and other in the accompanying Consolidated Statement of Operations for the three and nine months ended September 30, 2005, respectively.  Included in the $15 million third quarter charge was a $1 million charge for environmental remediation associated with the closure of manufacturing facilities in Coburg, Australia.  The liability related to this charge is disclosed in Note 6, “Commitments and Contingencies” under “Environmental.”  In addition, $2 million and $6 million were added to the reserve for severance and exit costs, respectively, associated with third quarter restructuring actions within the recently acquired Creo business.  The offset associated with the reserve was recorded in goodwill in the accompanying Consolidated Statement of Financial Position.  The severance costs and exit costs require the outlay of cash, while the long-lived asset impairments and inventory write-downs represent non-cash items.  During the third quarter of 2005, the Company made $91 million of severance payments and $25 million of exit costs payments related to the 2004-2007 Restructuring Program.  In addition, the Company reversed $3 million of severance reserves during the third quarter, as severance payments to employees whose positions were eliminated were less than originally estimated.  As a result of the initiatives already implemented under the 2004-2007 Restructuring Program, severance payments will be paid during periods through 2007 since, in many instances, the employees whose positions were eliminated can elect or are required to receive their payments over an extended period of time.  In addition, certain exit costs, such as long-term lease payments, will be paid through 2007 and subsequent periods.

As a result of initiatives implemented under the 2004-2007 Restructuring Program, the Company recorded $105 million and $261 million of accelerated depreciation on long-lived assets in cost of goods sold in the accompanying Consolidated Statement of Operations for the three and nine months ended September 30, 2005, respectively.  The accelerated depreciation relates to long-lived assets accounted for under the held and used model of SFAS No. 144.  Accelerated depreciation represents a non-cash item.  The third quarter amount of $105 million relates to $10 million of photofinishing facilities and equipment and $95 million of manufacturing facilities and equipment that will be used until their abandonment.   The year-to-date amount of $261 million relates to $34 million of photofinishing facilities and equipment, $222 million of manufacturing facilities and equipment, and $5 million of administrative facilities and equipment.  The Company will incur accelerated depreciation charges of approximately $52 million in the fourth quarter of 2005 as a result of the initiatives already implemented under the 2004-2007 Restructuring Program.

Pre-2004 Restructuring Programs

At September 30, 2005, the Company had remaining severance and exit costs reserves of $7 million and $14 million, respectively, relating to restructuring plans committed to or executed prior to 2004.  Included in the severance reserve balance was a reversal of $2 million made during the third quarter, as severance payments to employees whose positions were eliminated were less than originally estimated.  In addition, a reclassification of $2 million was made to other postretirement benefits on the Company’s Consolidated Statement of Financial Position as of September 30, 2005.

Included in the exit reserve balance was a reversal of $1 million made during the third quarter, as the Company was able to settle a lease obligation for less than originally anticipated.

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

NOTE 9:  RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of the net periodic benefit cost for all major funded and unfunded U.S. and Non-U.S. defined benefit plans for the three and nine months ended September 30 are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,

	2005		2004		2005		2004

(in millions)	U.S.	Non- U.S.	U.S.	Non- U.S.	U.S.	Non- U.S.	U.S.	Non- U.S.

Service cost	$30	$9	$29	$10	$90	$30	$91	$27
Interest cost	89	39	96	39	268	124	294	115
Expected return on plan assets	(130)	(50)	(134)	(42)	(390)	(154)	(409)	(125)
Amortization of:
Transition obligation asset	—	—	—	(1)	—	—	—	(1)
Prior service cost	—	5	—	(4)	—	20	1	(14)
Actuarial loss	9	17	7	10	28	48	19	34

	(2)	20	(2)	12	(4)	68	(4)	36
Special termination benefits	—	—	—	—	—	45	—	1
Curtailment loss (gain)	—	3	—	—	—	20	8	(5)

Net pension cost	—	23	(2)	12	—	133	4	32
Other plans including unfunded plans	—	2	—	5	—	6	—	15

Total net pension cost	$(2)	$25	$(2)	$17	$(4)	$139	$4	$47

For the quarter ended September 30, 2005, $3 million of special termination benefits and curtailment charges were incurred as a result of the Company’s restructuring actions and, therefore, have been included in restructuring costs and other in the Consolidated Statement of Operations.

As a result of the cumulative impact of the ongoing position eliminations under its Pre-2004 and 2004-2007 Restructuring Programs, as disclosed in Note 8, the Company incurred curtailment gains and losses with respect to certain of its retirement plans in the third quarter of 2005.  These curtailment events resulted in the remeasurement of the plans’ obligations during the quarter, which impacted the accounting for the additional minimum pension liabilities.  These remeasurements resulted in a decrease in the additional minimum pension liabilities of $46 million during the first three quarters of 2005.  This decrease is reflected in the pension and other postretirement liabilities component within the accompanying Consolidated Statement of Financial Position as of September 30, 2005.  The net-of-tax amount of $33 million relating to the decrease of the additional minimum pension liabilities is reflected in the accumulated other comprehensive loss component within the accompanying Consolidated Statement of Financial Position as of September 30, 2005.

The Company made contributions (funded plans) or paid benefits (unfunded plans) totaling approximately $163 million relating to its major U.S. and non-U.S. defined benefit pension plans in the first three quarters of 2005.  The Company expects its contribution (funded plans) and benefit payment (unfunded plans) requirements for its major U.S. and non-U.S. defined benefit pension plans for the balance of 2005 to be approximately $36 million.

Postretirement benefit cost for the Company’s U.S., United Kingdom and Canada postretirement benefit plans, which represent the Company’s major postretirement plans, include:

	Three Months Ended September 30,		Nine Months Ended September 30,

(in millions)	2005	2004	2005	2004

Components of net postretirement benefit cost:
Service cost	$4	$4	$10	$12
Interest cost	40	46	126	146
Amortization of:
Prior service cost	(13)	(15)	(40)	(44)
Actuarial loss	20	19	52	70

	51	54	148	184
Curtailment gain	(8)	—	(11)	(25)

Total net postretirement benefit cost	$43	$54	$137	$159

As a result of the cumulative impact of the ongoing position eliminations under its Pre-2004 and 2004-2007 Restructuring Programs, as disclosed in Note 8, the Company incurred curtailment gains of $11 million and $25 million for the first three quarters of 2005 and 2004, respectively.

During the quarter ended June 30, 2004, the Company adopted the provisions of FSP 106-2 with respect to its U.S. postretirement plan, which resulted in a remeasurement of the plan’s accumulated projected benefit obligation (APBO) as of April 1, 2004.  The actuarially determined impact of the subsidy reduced the APBO by approximately $354 million.  The effect of the subsidy on the measurement of the net periodic postretirement benefit cost was to reduce the cost by approximately $12 million and $36 million for the three and nine months ended September 30, 2005, respectively, as follows:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

(in millions)	Effect of Subsidy	Effect of Subsidy

Interest cost	$5	$15
Amortization of the actuarial gain	7	21

	$12	$36

The Company paid benefits totaling approximately $184 million relating to its U.S., United Kingdom and Canada postretirement benefit plans in the first three quarters of 2005.  The Company expects to pay benefits of $62 million for postretirement plans for the balance of 2005.

NOTE 10:  EARNINGS PER SHARE

Options to purchase 34.8 million and 36.0 million shares of common stock at weighted average per share prices of $48.46 and $49.25 for the three months ended September 30, 2005 and 2004, respectively, and options to purchase 29.8 million and 36.3 million shares of common stock at weighted average per share prices of $53.42 and $49.15 for the nine months ended September 30, 2005 and 2004, respectively, were outstanding during the periods presented but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares for the respective periods and, therefore, the impact of these shares on the diluted earnings per share calculation would be anti-dilutive.

In addition, for the three and nine months ended September 30, 2005, approximately 18.5 million shares related to the assumed conversion of the Company’s Contingent Convertible Securities were not included in the denominator, and approximately $3 million and $9 million related to the after-tax interest expense on the Contingent Convertible Securities for the three and nine months ended September 30, 2005, respectively, were not adjusted for in the numerator for purposes of the computation of diluted earnings per share for the three and nine months ended September 30, 2005.  These items were not included in the computation because they are anti-dilutive to the Company’s earnings per share.

For the nine months ended September 30, 2004, approximately 18.5 million shares related to the assumed conversion of the Company’s Contingent Convertible Securities were included in the denominator, and approximately $9 million related to the after-tax interest expense on the Contingent Convertible Securities for the nine months ended September 30, 2004 were adjusted for in the numerator for purposes of the computation of diluted earnings per share.  These items were not included in the computation for the three months ended September 30, 2004 because they are anti-dilutive to the Company’s earnings per share.

NOTE 11:  SHAREHOLDERS’ EQUITY

The Company has 950 million shares of authorized common stock with a par value of $2.50 per share, of which 391 million shares had been issued as of September 30, 2005 and December 31, 2004.  Treasury stock at cost consists of approximately 104 million and 105 million shares at September 30, 2005 and December 31, 2004, respectively.

On February 18, 2004, the Company announced that it would begin expensing stock options starting January 1, 2005 using the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.”  In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” a new accounting standard that requires the expensing of stock options for interim and annual periods within fiscal years beginning after June 15, 2005.

Early adoption of SFAS No. 123R is permitted for all companies.  On January 1, 2005, the Company early adopted the stock option expensing rules of the new standard.  For the three and nine months ended September 30, 2005, the Company recorded stock option expense of $5.5 million and $12.1 million, respectively.  The Company’s expensing of stock options increased the basic and diluted loss per share by $.02 and $.04 for the three and nine months ended September 30, 2005, respectively.

Prior to January 1, 2005, the Company accounted for its employee stock incentive plans under APB No. 25 and the related interpretations under Financial Accounting Standards Board (FASB) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.”  Accordingly, no stock option expense was reflected in net earnings for the three and nine months ended September 30, 2004, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

The Company has determined the pro forma net earnings and net earnings per share information for the three and nine months ended September 30, 2004 as if the fair value method of SFAS No. 123 had been applied to its stock-based employee compensation.  Net earnings, as reported, and the pro forma information is as follows:

(in millions, except per share data)	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004

Net earnings, as reported	$458	$615
Deduct: Total stock-based employee compensation expense determined under fair value method of all awards, net of related tax effects	(3)	(10)

Pro forma net earnings	$455	$605

Net earnings per share:
Basic - as reported	$1.60	$2.15
Basic - pro forma	$1.59	$2.11
Diluted - as reported	$1.60	$2.05
Diluted - pro forma	$1.59	$2.01

NOTE 12:  COMPREHENSIVE (LOSS) INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,

(in millions)	2005	2004	2005	2004

Net (loss) earnings	$(1,038)	$458	$(1,319)	$615
Unrealized losses on available-for-sale securities	—	(5)	(3)	(11)
Realized and unrealized gains from hedging activity	(5)	1	7	13
Currency translation adjustments	44	27	(157)	(31)
Minimum pension liability adjustment	74	14	30	(27)

Total comprehensive (loss) income	$(925)	$495	$(1,442)	$559

NOTE 13:  ACQUISITIONS

2005

Creo Inc.

On June 15, 2005, the Company completed the acquisition of Creo Inc. (Creo), a premier supplier of prepress and workflow systems used by commercial printers around the world.  The acquisition of Creo uniquely positions the Company to be the preferred partner for its customers, helping them improve efficiency, expand their offerings and grow their businesses.  The Company paid $954 million (excluding approximately $11 million in transaction related costs), or $16.50 per share, for all of the outstanding shares of Creo.  The Company used its bank lines to initially fund the acquisition, which has been refinanced through the Company’s new credit facilities.  Creo’s extensive solutions portfolio is now part of the Company’s Graphic Communications segment.

The following represents the total purchase price of the acquisition (in millions):

Cash paid at closing	$954
Estimated transaction costs	11

Total purchase price	$965

Upon closing of an acquisition, the Company estimates the fair values of assets and liabilities acquired in order to consolidate the acquired balance sheet.  Given the time it takes to obtain pertinent information to finalize the acquired balance sheet, it is not uncommon for initial estimates to be revised in subsequent quarters.  The Company is currently in the process of finalizing the purchase price allocation with respect to the acquisition of Creo and must complete (1) the final review of the independent third party valuation prepared, and (2) the allocation of the purchase price to the proper tax jurisdictions, which will allow the Company to complete the final valuation of the deferred tax liability associated with the acquisition.  A preliminary estimate of the deferred tax liability has been calculated and is included in the preliminary purchase price allocation, which is as follows:

At June 15, 2005 – (in millions):

Current assets	$359
Intangible assets (including in-process R&D)	286
Other non-current assets (including PP&E)	199
Goodwill	436

Total assets acquired	$1,280

Current liabilities	$243
Non-current liabilities	72

Total liabilities assumed	$315

Net assets acquired	$965

Of the $286 million of acquired intangible assets, approximately $36 million was assigned to in-process research and development assets that were written off at the date of acquisition.  This amount was determined by identifying research and development projects that had not yet reached technological feasibility and for which no alternative future uses exist.  The value of the projects identified to be in progress was determined by estimating the future cash flows from the projects once commercialized, less costs to complete development and discounting these net cash flows back to their present value.  The discount rate used for these research and development projects was 23%.  The charges for the write-off were included as research and development costs in the Company’s Consolidated Statement of Operations for the nine months ended September 30, 2005.

The remaining $250 million of intangible assets, which relate to developed technology, trademarks and customer relationships, have useful lives ranging from seven to eight years.  The $436 million of goodwill is assigned to the Company’s Graphic Communications segment.

As of the acquisition date, management began to assess and formulate restructuring plans at Creo.  As of September 30, 2005, management has completed its assessment and approved actions on some of the plans.  Accordingly, the Company recorded a related liability of approximately $20 million.  This liability is included in the current liabilities amount reported above and represents restructuring charges related to Creo and net assets acquired.  As of September 30, 2005, management had not approved all plans and actions to be taken and, therefore, the Company was not committed to specific actions.  Accordingly, the amount related to future actions is not estimable and has not been recorded.  However, once management approves and commits the Company to the plans, the accounting for the restructuring charges will be reflected in the purchase accounting as an increase to goodwill to the extent the actions relate to Creo and the net assets acquired.  Refer to Note 8, “Restructuring Costs and Other,” for further discussion of these restructuring charges.

Kodak Polychrome Graphics

On April 1, 2005, the Company completed its acquisition of Kodak Polychrome Graphics (KPG) through the redemption of Sun Chemical Corporation’s 50 percent interest in the joint venture.  The transaction further established the Company as a leader in the graphic communications industry and will complement the Company’s existing business in this market.  Under the terms of the transaction, the Company redeemed all of Sun Chemical Corporation’s shares in KPG by providing $317 million in cash (excluding $7 million in transaction costs) at closing and by entering into two notes payable arrangements, one that will be payable within the U.S. (the U.S. note) and one that will be payable outside of the U.S. (the non-U.S. note), that will require principal and interest payments of $200 million in the third quarter of 2006, and $50 million annually from 2008 through 2013.  The total payments due under the U.S note and the non-U.S. note are $100 million and $400 million, respectively.  The aggregate fair value of these notes payable arrangements was recorded in the Company’s Consolidated Statement of Financial Position as approximately $395 million as of the acquisition date and was presented as a non-cash investing activity in the Consolidated Statement of Cash Flows.  KPG now operates within the Company’s Graphic Communications segment.

The following represents the total purchase price of the acquisition (in millions):

Cash paid at closing	$317
Estimated transaction costs	7
Notes payable	395

Total purchase price	$719

Upon closing of an acquisition, the Company estimates the fair values of assets and liabilities acquired in order to consolidate the acquired balance sheet.  Given the time it takes to obtain pertinent information to finalize the acquired balance sheet, it is not uncommon for initial estimates to be revised in subsequent quarters.  The Company is currently in the process of finalizing the purchase price allocation with respect to the acquisition of KPG and must complete the allocation of the purchase price to the proper tax jurisdictions, which will allow the Company to complete the final valuation of the deferred tax liability associated with the acquisition.  A preliminary estimate of the deferred tax liability has been calculated and is included in the preliminary purchase price allocation, which is as follows:

At April 1, 2005 – (in millions):

Current assets	$486
Intangible assets (including in-process R&D)	159
Other non-current assets (including PP&E)	188
Goodwill	215

Total assets acquired	$1,048

Current liabilities	$258
Non-current liabilities	71

Total liabilities assumed	$329

Net assets acquired	$719

Of the $159 million of acquired intangible assets, approximately $16 million was assigned to research and development assets that were written off at the date of acquisition.  This amount was determined by identifying research and development projects that had not yet reached technological feasibility and for which no alternative future uses exist.  The value of the projects identified to be in progress was determined by estimating the future cash flows from the projects once commercialized, less costs to complete development and discounting these net cash flows back to their present value.  The discount rate used for these research and development projects was 22%.  The charges for the write-off were included as research and development costs in the Company’s Consolidated Statement of Operations for the nine months ended September 30, 2005.

The remaining $143 million of intangible assets, which relate to developed technology, trademarks and customer relationships, have useful lives ranging from five to ten years.  The $215 million of goodwill is assigned to the Company’s Graphic Communications segment.

As of the acquisition date, management began to assess and formulate restructuring plans at KPG.  As of September 30, 2005, management has completed its assessment and approved actions on some of the plans.  Accordingly, the Company recorded a related liability of approximately $1 million.  This liability is included in the current liabilities amount reported above and represents restructuring charges related to KPG and net assets acquired.  As of September 30, 2005, management had not approved all plans and actions to be taken and, therefore, the Company was not committed to specific actions.  Accordingly, the amount related to future actions is not estimable and has not been recorded.  However, once management approves and commits the Company to the plans, the accounting for the restructuring charges will be reflected in the purchase accounting as an increase to goodwill to the extent the actions relate to the net assets acquired.  Refer to Note 8, “Restructuring Costs and Other,” for further discussion of these restructuring charges.

The unaudited pro forma combined historical results, as if KPG had been acquired at the beginning of 2005 and 2004, respectively, are estimated to be:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Net sales	$3,553	$3,852	$10,510	$11,021
(Loss) earnings from continuing operations	$(1,037)	$21	$(1,292)	$167
Basic net (loss) earnings per share from continuing operations	$(3.61)	$.07	$(4.48)	$.58
Diluted net (loss) earnings per share from continuing operations	$(3.61)	$.07	$(4.48)	$.58
Number of common shares used in:
Basic net earnings per share	287.2	286.6	288.1	286.6
Diluted net earnings per share	287.2	286.7	288.1	305.2

The pro forma results include amortization of the intangible assets presented above and exclude the write-off of research and development assets that were acquired.  Pro forma adjustments for the three and nine months ended September 30, 2005 assume a tax rate of 0% for the U.S. as a result of the valuation allowance on deferred tax assets in the U.S. recorded in the third quarter of 2005.  All non-U.S. adjustments for the three and nine months ended September 30, 2005 assume the applicable tax rate for the corresponding tax jurisdictions.

OREX Computed Radiography Ltd.

On March 3, 2005, the Company completed the acquisition of OREX Computed Radiography Ltd. (OREX) for $54 million, inclusive of cash on hand at closing which totaled approximately $5 million.  OREX is a leading provider of compact, robust computed radiography systems that enables medical practitioners to acquire patient x-ray images digitally.  The acquisition will add the technology of OREX’s small format computed radiography products for use in various health imaging markets, such as orthopedics, diagnostic imaging centers, dentistry, and industrial non-destructive testing (NDT).  OREX has become a wholly owned subsidiary and operates within the Company’s Health segment.

The preliminary purchase price allocation, which is subject to adjustment based upon the final closing balance sheet, is as follows:

At March 3, 2005 – (in millions)

Current assets	$18
Intangible assets (including in-process R&D)	15
Other non-current assets (including PP&E)	2
Goodwill	32

Total assets acquired	$67

Current liabilities	$13

Total liabilities assumed	$13

Net assets acquired	$54

Of the $15 million of acquired intangible assets, approximately $2 million was assigned to research and development assets that were written off at the date of acquisition.  This amount was determined by identifying research and development projects that had not yet reached technological feasibility and for which no alternative future uses exist.  The value of the projects identified to be in progress was determined by estimating the future cash flows from the projects once commercialized, less costs to complete development and discounting these net cash flows back to their present value.  The discount rate used for these research and development projects was 15%.  The charges for the write-off were included as research and development costs in the Company’s Consolidated Statement of Operations for the nine months ended September 30, 2005.

The remaining $13 million of intangible assets, which relate to developed technology and customer relationships, have useful lives ranging from five to fifteen years.  The $32 million of goodwill is assigned to the Health segment.

2004

NexPress-Related Entities

On May 1, 2004, the Company completed the purchase of Heidelberger Druckmaschinen AG’s (Heidelberg) 50 percent interest in NexPress Solutions LLC, a 50/50 joint venture of Kodak and Heidelberg that makes high-end, on-demand digital color printing systems, and the equity of Heidelberg Digital LLC, a leading maker of digital black-and-white variable-data printing systems.  Kodak also announced the acquisition of NexPress GmbH, a German subsidiary of Heidelberg that provides engineering and development support, and certain inventory, assets and employees of Heidelberg’s regional operations or market centers.  There was no cash consideration paid to Heidelberg at closing.  Under the terms of the acquisition, Kodak and Heidelberg agreed to use a performance-based earn-out formula whereby Kodak will make periodic payments to Heidelberg over a two-year period, if certain sales goals are met.  If all sales goals are met during the two calendar years ending December 31, 2005, the Company will pay a maximum of $150 million in cash.  During the first calendar year, no amounts were paid.  Additional payments may also be made relating to the incremental sales of certain products in excess of a stated minimum number of units sold during a five-year period following the closing of the transaction.  This acquisition advances the Company’s strategy of diversifying its business portfolio, and accelerates its participation in the digital commercial printing industry.

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

As of the acquisition date, management began to assess and formulate plans to restructure the NexPress-related entities.  As of September 30, 2005, management had completed its assessment and approved actions on the plans.  Accordingly, as of September 30, 2005, the related liability was $6 million.  This liability is included in the current liabilities amount reported above and represents restructuring charges related to the entities and net assets acquired.  To the extent such actions related to the Company’s historical ownership in the NexPress Solutions LLC joint venture, the restructuring charges will be reflected in the Company’s Consolidated Statement of Operations.  This amount was $1 million as of September 30, 2005.

Pro-forma Financial Information

The following unaudited pro forma financial information presents the combined results of operations of the Company and the Company’s significant acquisitions since January 1, 2004, NexPress, KPG and Creo, as if the acquisitions had occurred as of the beginning of the periods presented.  The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of the Company that would have been reported had the acquisitions been completed as of the beginning of the periods presented, and should not be taken as representative of the future consolidated results of operations or financial condition of the Company.  Pro forma results were as follows for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,

(in millions, except per share data)	2005	2004	2005	2004

Net sales	$3,353	$4,019	$10,795	$11,601
(Loss) earnings from continuing operations	$(1,045)	$14	$(1,326)	$124
Basic net (loss) earnings per share from continuing operations	$(3.64)	$.05	$(4.60)	$.43
Diluted net (loss) earnings per share from continuing operations	$(3.64)	$.05	$(4.60)	$.43
Number of common shares used in:
Basic net (loss) earnings per share	287.2	286.6	288.1	286.6
Diluted net (loss) earnings per share	287.2	286.7	288.1	305.2

The pro forma results include amortization of the intangible assets presented above and exclude the write-off of research and development assets that were acquired.  Pro forma adjustments for the three and nine months ended September 30, 2005 assume a tax rate of 0% for the U.S. as a result of the valuation allowance on deferred tax assets in the U.S. recorded in the third quarter of 2005.  All non-U.S. adjustments for the three and nine months ended September 30, 2005 assume the applicable tax rate for the corresponding tax jurisdictions.

NOTE 14:  DISCONTINUED OPERATIONS

On August 13, 2004, the Company completed the sale of RSS to ITT for $725 million in cash.  RSS, a leading provider of specialized imaging solutions to the aerospace and defense community, was part of the Company’s commercial and government systems’ operation within the Commercial Imaging segment.  Its customers include NASA, other U.S. government agencies, and aerospace and defense companies.   RSS had net sales for the period July 1, 2004 through August 13, 2004 of approximately $58 million and net sales for the period January 1, 2004 through August 13, 2004 of approximately $312 million.  RSS had earnings before taxes for the period July 1, 2004 through August 13, 2004 of approximately $2 million and for the period January 1, 2004 through August 13, 2004 of approximately $38 million.  The sale of RSS resulted in an after-tax gain of approximately $439 million recorded in the third quarter of 2004.

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

The contract with ITT includes a provision under which Kodak may receive up to $35 million in cash (the “Cash Amount”) from ITT depending on the amount of pension plan assets that are ultimately transferred from Kodak’s defined benefit pension plan trust in the U.S. to ITT.  The total amount of assets that Kodak will ultimately transfer to ITT will be actuarially determined in accordance with the applicable sections under the Treasury Regulations and ERISA (the “Transferred Assets”).  The Cash Amount will be equal to 50% of the amount by which the Transferred Assets exceed the maximum amount of assets that would be required to be transferred in accordance with the applicable U.S. Government Cost Accounting Standards (the “CAS Assets”), up to $35 million.  Based on preliminary actuarial valuations, the estimated Cash Amount is approximately $30 million.  Accordingly, the after-tax gain from the sale of RSS includes an estimated pre-tax amount of $30 million, representing the Company’s estimate of the Cash Amount that will be received following the transfer of the pension plan assets to ITT.  This amount has been recorded in assets of discontinued operations in the Company’s Consolidated Statement of Financial Position as of September 30, 2005 and December 31, 2004.  Upon completion of the final actuarial valuation (expected during 2005), which will determine the Transferred Assets, the gain will be adjusted accordingly.

Total Company earnings from discontinued operations for the period July 1, 2004 through August 13, 2004 of approximately $8 million was net of an income tax benefit of $2 million.  Total Company earnings from discontinued operations for the period January 1, 2004 through August 13, 2004 of approximately $37 million was net of a provision for income tax of $6 million.

NOTE 15:  SEGMENT INFORMATION

In September of 2004, the Company announced the realignment of its operations, effective January 1, 2005, changing the operating segments beginning with the first quarter, 2005.

As a result of the change in composition of the operating segments, the accompanying reporting segment information for the three and nine month periods ended September 30, 2004 has been presented in accordance with the new structure and to conform to the presentation for the three and nine month periods ended September 30, 2005.

The Company currently has three reporting segments through the aggregation of operating segments based on similar economic characteristics, products and services: Digital and Film Imaging Systems (D&FIS); Health; and Graphic Communications.  The balance of the Company’s operations, which individually and in the aggregate do not meet the criteria of a reportable segment, are reported in All Other.

In September of 2005, the Company announced that effective January 1, 2006, the Digital & Film Imaging Systems segment will be reported as two distinct segments, thereby changing the reportable segments beginning with the first quarter, 2006.  The Consumer Digital Imaging segment will encompass digital capture, kiosks, home printing systems, business development, inkjet systems, digital imaging services and imaging sensors.  The Film Imaging Systems segment will encompass consumer and professional film, photographic paper and photofinishing, aerial and industrial film, and entertainment products and services.

Segment financial information is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,

(in millions)	2005	2004	2005	2004

Net sales from continuing operations:
D&FIS	$1,995	$2,363	$5,947	$6,775
Health	635	642	1,955	1,945
Graphic Communications	886	344	2,048	952
All Other	37	25	121	86

Consolidated total	$3,553	$3,374	$10,071	$9,758

Earnings (loss) from continuing operations before interest, other income (charges), net and income taxes:
D&FIS	$108	$230	$305	$484
Health	90	106	264	325
Graphic Communications	15	(16)	(38)	(24)
All Other	(55)	(53)	(140)	(126)

Total of segments	158	267	391	659
Restructuring costs and other	(278)	(264)	(823)	(510)

Consolidated total	$(120)	$3	$(432)	$149

Earnings (loss) from continuing operations:
D&FIS	$95	$207	$256	$415
Health	89	94	231	270
Graphic Communications	(6)	(2)	(29)	(8)
All Other	(20)	(43)	(95)	(104)

Total of segments	158	256	363	573
Restructuring costs and other	(278)	(264)	(823)	(510)
Lucky Film impairment	—	—	(19)	—
Japan Moriya warehouse impairment	(21)	—	(21)	—
Property sales	28	—	41	—
Interest expense	(57)	(43)	(144)	(130)
Other corporate items	4	3	14	7
Tax on Infotonics contribution	—	—	(6)	—
Income tax effects on above items and taxes not allocated to segments	(873)	60	(726)	199

Consolidated total	$(1,039)	$12	$(1,321)	$139

	At September 30, 2005	At December 31, 2004

Segment total assets:
D&FIS	$7,565	$8,458
Health	2,492	2,647
Graphic Communications	3,689	1,638
All Other	96	98

Total of segments	13,842	12,841
LIFO inventory reserve	(294)	(330)
Cash and marketable securities	622	1,258
Deferred income tax assets	339	1,077
Assets of discontinued operations	30	30
Other corporate assets/reserves	(161)	(139)

Consolidated total assets	$14,378	$14,737

NOTE 16:  SUBSEQUENT EVENTS

On October 18, 2005 the Company closed on $2,700 million of Senior Secured Credit Facilities (Secured Credit Facilities) under a new Secured Credit Agreement (Secured Credit Agreement) and associated Security Agreement and Canadian Security Agreement. The Secured Credit Facilities are comprised of a $1,000 million 5-year Committed Revolving Credit Facility (5-Year Revolving Credit Facility) expiring October 18, 2010 and $1,700 million of Term Loan Facilities (Term Facilities) expiring October 18, 2012.

The 5-Year Revolving Credit Facility can be used by Eastman Kodak Company (U.S. Borrower) for general corporate purposes including the issuance of letters of credit.  Amounts available under the facility can be borrowed, repaid and re-borrowed throughout the term of the facility provided the Company remains in compliance with covenants contained in the Secured Credit Agreement.  At closing, there was no debt outstanding and approximately $75 million of letters of credit issued under this facility.

The Term Facilities allow for borrowing of up to $1,700 million.  At closing, $1,200 million was borrowed primarily to refinance debt originally issued under the Company’s previous $1,225 million 5-Year Facility to finance the acquisition of Creo Inc. on June 15, 2005.  The $1,200 million is comprised of a $920 million 7-year term loan to the U.S. Borrower and $280 million 7-year term loan to Kodak Graphic Communications Canada Company  (KGCCC or, the Canadian Borrower).  The remaining $500 million is committed by the Lenders and available to the U.S. Borrower, through June 15, 2006.  For this $500 million commitment, a 1.50% annual fee is paid on the unused amount to the Lenders.

In addition to the $2,700 million of Secured Credit Facilities, the Secured Credit Agreement contemplates up to an additional $500 million for a new secured credit loan based on terms and pricing available and agreed to at the time the new credit loan would be established.  There are no fees for this incremental uncommitted $500 million credit line.

Pursuant to the Secured Credit Agreement and associated Security Agreement, each subsidiary organized in the U.S. jointly and severally guarantees the obligations under the Secured Credit Agreement and all other obligations of the Company and its subsidiaries to the Lenders.  The guaranty is supported by the pledge of U.S. assets of the U.S. Borrower and the Company’s U.S. subsidiaries.  Assets pledged include, but are not limited to, receivables, inventory, equipment, deposit accounts, investments, intellectual property, including patents, trademarks and copyrights, and the capital stock of Material Subsidiaries.  Excluded from pledged assets are real property, “Principal Properties” and equity interests in “Restricted Subsidiaries”, as defined in the Company’s 1988 Indenture.

Pursuant to the Secured Credit Agreement and associated Canadian Security Agreement, Eastman Kodak Company and Creo Americas, Inc., jointly and severally guarantee the obligations of the Canadian Borrower, to the Lenders.  The assets of the Canadian Borrower in Canada were also pledged in support of its obligations.  Assets pledged include, but are not limited to, receivables, inventory, equipment, deposit accounts, investments, intellectual property, including patents, trademarks and copyrights, and the capital stock of the Canadian Borrower’s Material Subsidiaries.

Material Subsidiaries are defined as those subsidiaries with revenues or assets constituting 5 percent or more of the consolidated revenues or assets of the corresponding borrower.  Material Subsidiaries will be determined on an annual basis under the Secured Credit Agreement.

Interest rates for borrowing under the Secured Credit Agreement are dependent on the Company’s Long Term Senior Secured Credit Rating.  The Secured Credit Agreement contains various affirmative and negative covenants customary in a facility of this type, including two quarterly financial covenants: (1) an earnings before interest, taxes, depreciation and amortization (EBITDA) to interest expense ratio, on a rolling four-quarter basis, of no less than 3 to 1, and (2) a debt for borrowed money to EBITDA ratio of not greater than:  4.75 to 1 as of December 31, 2005; 4.50 to 1 as of March 31, 2006; 4.25 to 1 as of June 30, 2006; 4.00 to 1 as of September 30, 2006; and 3.50 to 1 as of December 31, 2006 and thereafter.  In addition, subject to various conditions and exceptions in the Secured Credit Agreement, in the event the Company sells assets for net proceeds of $75 million in any year, except for proceeds used within 12 months for reinvestments in the business of up to $300 million, proceeds of sales of assets used in the non-digital business of the Company to prepay or repay debt or pay cash restructuring charges within 12 months from the date of sale of the assets, or proceeds from the sale of inventory in the ordinary course of business, the excess amount over the $75 million must be applied to prepay loans under the Secured Credit Agreement.

At closing, the Company terminated its previous $1,225 million 5-Year Facility, a $160 million revolving credit facility established by KPG, and the Company’s $200 million Accounts Receivable Securitization Program.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

New Kodak Operating Model and Change in Reporting Structure:

In September of 2004, the Company announced an organizational realignment, effective January 1, 2005, changing the operating segments beginning with the first quarter, 2005.

Through year-end 2004, Kodak reported financial information for four reporting segments: Digital and Film Imaging Systems (D&FIS), Health, Commercial Imaging, and Graphic Communications, and All Other.  The bridge from the previous segment reporting to the new reporting structure is outlined below:

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

In September of 2005, the Company announced that effective January 1, 2006, the Digital & Film Imaging Systems segment will be separated into two distinct segments, thereby changing the corporate segment reporting structure beginning with the first quarter, 2006.  The Consumer Digital Imaging segment will encompass digital capture, kiosks, home printing systems, business development, inkjet systems, digital imaging services and imaging sensors.  The Film Imaging Systems segment will encompass consumer and professional film, photographic paper and photofinishing, aerial and industrial film, and entertainment products and services.

SUMMARY

	Three Months Ended September 30,			Nine Months Ended September 30,

(in millions, except per share data)	2005	2004	Change	2005	2004	Change

Net sales	$3,553	$3,374	+5%	$10,071	$9,758	+3%
(Loss) earnings from continuing operations before interest, other income (charges), net and income taxes	(120)	3	-4,100	(432)	149	-390
(Loss) earnings from continuing operations	(1,039)	12	-8,758	(1,321)	139	-1,050
Earnings from discontinued operations	1	446		2	476
Net (loss) earnings	(1,038)	458	-327	(1,319)	615	-314
Basic net (loss) earnings per share:
Continuing operations	(3.62)	.04	-9,150	(4.59)	.49	-1,037
Discontinued operations	.01	1.56		.01	1.66
Total	(3.61)	1.60	-326	(4.58)	2.15	-313
Diluted net (loss) earnings per share:
Continuing operations	(3.62)	.04	-9,150	(4.59)	.49	-1,037
Discontinued operations	.01	1.56		.01	1.56
Total	(3.61)	1.60	-326	(4.58)	2.05	-323

Net Sales from Continuing Operations by Reportable Segment and All Other

	Three Months Ended September 30,			Nine Months Ended September 30,

(in millions)	2005	2004	Change	2005	2004	Change

D&FIS
Inside the U.S.	$839	$970	-14%	$2,436	$2,695	-10%
Outside the U.S.	1,156	1,393	-17	3,511	4,080	-14

Total D&FIS	1,995	2,363	-16	5,947	6,775	-12

Health
Inside the U.S.	260	276	-6	778	811	-4
Outside the U.S.	375	366	+2	1,177	1,134	+4

Total Health	635	642	-1	1,955	1,945	+1

Graphic Communications
Inside the U.S.	331	158	+109	738	415	+78
Outside the U.S.	555	186	+198	1,310	537	+144

Total Graphic Communications	886	344	+158	2,048	952	+115

All Other
Inside the U.S.	16	10	+60	51	43	+19
Outside the U.S.	21	15	+40	70	43	+63

Total All Other	37	25	+48	121	86	+41

Consolidated total	$3,553	$3,374	+5%	$10,071	$9,758	+3%

(Loss) Earnings from Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes by Reportable Segment and All Other

	Three Months Ended September 30,			Nine Months Ended September 30,

(in millions)	2005	2004	Change	2005	2004	Change

D&FIS	$108	$230	- 53%	$305	$484	- 37%
Percent of Sales	5%	10%		5%	7%
Health	$90	$106	- 15%	$264	$325	- 19%
Percent of Sales	14%	17%		14%	17%
Graphic Communications	$15	$(16)	+194%	$(38)	$(24)	- 58%
Percent of Sales	2%	(5)%		(2)%	(3)%
All Other	$(55)	$(53)	- 4%	$(140)	$(126)	- 11%
Percent of Sales	(149)%	(212)%		(116)%	(147)%

Total of segments	$158	$267	- 41%	$391	$659	- 41%
Percent of Sales	4%	8%		4%	7%
Restructuring costs and other	(278)	(264)		(823)	(510)

Consolidated total	$(120)	$3	-4,100%	$(432)	$149	- 390%

(Loss) Earnings from Continuing Operations by Reportable Segment and All Other

	Three Months Ended September 30,			Nine Months Ended September 30,

(in millions)	2005	2004	Change	2005	2004	Change

D&FIS	$95	$207	- 54%	$256	$415	- 38%
Percent of Sales	5%	9%		4%	6%
Health	$89	$94	- 5%	$231	$270	- 14%
Percent of Sales	14%	15%		12%	14%
Graphic Communications	$(6)	$(2)	- 200%	$(29)	$(8)	-263%
Percent of Sales	(1)%	(1)%		(1)%	(1)%
All Other	$(20)	$(43)	+ 53%	$(95)	$(104)	+ 9%
Percent of Sales	(54)%	(172)%		(79)%	(121)%

Total of segments	$158	$256	- 38%	$363	$573	- 37%
Percent of Sales	4%	8%		4%	6%
Restructuring costs and other	(278)	(264)		(823)	(510)
Lucky film impairment	—	—		(19)	—
Japan Moriya warehouse impairment	(21)	—		(21)	—
Property sales	28	—		41	—
Interest expense	(57)	(43)		(144)	(130)
Other corporate items	4	3		14	7
Tax on Infotonics contribution	—	—		(6)	—
Income tax effects on above items and taxes not allocated to above	(873)	60		(726)	199

Consolidated total	$(1,039)	$12	-8,758%	$(1,321)	$139	-1,050%

COSTS AND EXPENSES

	Three Months Ended September 30,			Nine Months Ended September 30,

(in millions)	2005	2004	Change	2005	2004	Change

Gross profit	$933	$1,078	-13%	$2,702	$2,986	- 10%
Percent of Sales	26.3%	32.0%		26.8%	30.6%
Selling, general and administrative expenses	$673	$629	+ 7%	$1,911	$1,793	+ 7%
Percent of Sales	18.9%	18.6%		19.0%	18.4%
Research and development costs	$217	$219	- 1%	$692	$629	+10%
Percent of Sales	6.1%	6.5%		6.9%	6.4%

2005 COMPARED WITH 2004

Third Quarter

RESULTS OF OPERATIONS – CONTINUING OPERATIONS

CONSOLIDATED

Worldwide Revenues

Net worldwide sales were $3,553 million for the third quarter of 2005 as compared with $3,374 million for the third quarter of 2004, representing an increase of $179 million or 5%.  The increase in net sales was primarily due to the acquisitions of Kodak Polychrome Graphics (KPG) and Creo, which contributed $513 million or approximately 15.2 percentage points to third quarter sales.  Third quarter sales were also favorably impacted by foreign exchange, which increased third quarter sales by $22 million or approximately 0.7 percentage points.  These increases were partially offset by declines in volumes and declines in price/mix, which decreased third quarter sales by approximately 6.6 and 4.3 percentage points, respectively.  The decrease in volumes was primarily driven by declines in the film capture Strategic Product Group (SPG), the wholesale and retail photofinishing portions of the consumer output SPG, and the digital output SPG within the Health segment.  The decrease in price/mix was primarily driven by the film capture SPG, consumer digital capture SPG and the digital capture and digital output SPGs within the Health segment.

Net sales in the U.S. were $1,446 million for the third quarter of 2005 as compared with $1,414 million for the prior year quarter, representing an increase of $32 million, or 2%.  Net sales outside the U.S. were $2,107 million for the current quarter as compared with $1,960 million for the third quarter of 2004, representing an increase of $147 million, or 8%, which includes the favorable impact of foreign currency fluctuations of $22 million, or approximately 1%.

Digital Strategic Product Groups’ Revenues

The Company’s digital product sales, including new technologies product sales, were $1,892 million for the third quarter of 2005 as compared with $1,289 million for the prior year quarter, representing an increase of $603 million, or 47%, primarily driven by the Creo and KPG acquisitions, and the consumer digital capture SPG.  Product sales from new technologies, which are included in digital product sales, were $4 million for the third quarter of 2005 and $6 million for the third quarter of 2004.

Traditional Strategic Product Groups’ Revenues

Net sales of the Company’s traditional products were $1,661 million for the third quarter of 2005 as compared with $2,085 million for the prior year quarter, representing a decrease of $424 million, or 20%, primarily driven by declines in the film capture SPG and the wholesale and retail photofinishing portions of the consumer output SPG.

Foreign Revenues

The Company’s operations outside the U.S. are reported in three regions: (1) the Europe, Africa and Middle East region (EAMER), (2) the Asia Pacific region and (3) the Canada and Latin America region.  Net sales in the EAMER region were $1,084 million for the third quarter of 2005 as compared with $1,017 million for the prior year quarter, representing an increase of $67 million, or 7%.  The impact of foreign currency fluctuations on net sales for the quarter was insignificant.  Net sales in the Asia Pacific region were $670 million for the current quarter as compared with $629 million for the prior year quarter, representing an increase of $41 million, or 7%.  The increase in net sales for the period reflected the favorable impact of foreign currency fluctuations of 3%.  Net sales in the Canada and Latin America region were $353 million in the current quarter as compared with $314 million for the third quarter of 2004, representing an increase of $39 million, or 12%.  The increase in net sales for the period included the favorable impact of foreign currency fluctuations of 2%.

The Company’s major emerging markets include China, Brazil, Mexico, Russia, India, Korea, Hong Kong and Taiwan.  Net sales in emerging markets were $721 million for the third quarter of 2005 as compared with $736 million for the prior year quarter, representing a decrease of $15 million, or 2%, which included the favorable impact of exchange of 2%.  The emerging market portfolio accounted for approximately 20% of Kodak’s worldwide sales and 34% of Kodak’s non-U.S. sales in the quarter.  The decrease in emerging market sales was primarily attributable to sales declines in Korea and China of 24%and 9%, respectively, partially offset by sales increases in Mexico of 18%.

Gross Profit

Gross profit was $933 million for the third quarter of 2005 as compared with $1,078 million for the third quarter of 2004, representing a decrease of $145 million, or 13%.  The gross profit margin was 26.3% in the current quarter as compared with 32.0% in the prior year quarter.  The 5.7 percentage point decrease was primarily attributable to manufacturing costs arising from unfavorable manufacturing variances, increased raw material prices, physical asset write-offs of $30 million, additional depreciation due to asset useful life changes of $66 million, and higher restructuring-related costs for accelerated depreciation and inventory write-downs of $78 million, which together reduced gross profit margins by approximately 3.5 percentage points.  Declines due to price/mix, driven primarily by the consumer digital capture SPG, entertainment print films, and the digital capture SPG within the Health segment, also reduced gross profit margins by approximately 3.0 percentage points.  These decreases were partially offset by foreign exchange, which favorably impacted gross profit margins by approximately 0.7 percentage points.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) were $673 million for the third quarter of 2005 as compared with $629 million for the prior year quarter, representing an increase of $44 million, or 7%.  SG&A as a percentage of sales remained constant at 19% for the third quarter of 2005 as compared with the prior year quarter.  The absolute dollar increase in SG&A is primarily attributable to acquisition-related SG&A of $94 million and unfavorable exchange of $2 million, partially offset by ongoing cost reduction initiatives.

Research and Development Costs

Research and development costs (R&D) were $217 million for the third quarter of 2005 as compared with $219 million for the third quarter of 2004, representing a decrease of $2 million, or 1%.  R&D as a percentage of sales remained constant at 6% for the third quarter of 2005 as compared with the prior year quarter.  This decrease was primarily driven by spending reductions related to traditional products and services, and a $12 million purchase accounting credit related to in-process R&D charges originally recorded in the second quarter of 2005 in conjunction with the acquisition of Creo, partially offset by additional R&D expense of $22 million associated with the acquisitions of Creo and KPG.

Earnings (Loss) From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

The loss from continuing operations before interest, other income (charges), net and income taxes for the third quarter of 2005 was $120 million as compared with earnings of $3 million for the third quarter of 2004, representing a decrease of $123 million.  This decrease is attributable to the reasons described above.

Interest Expense

Interest expense for the third quarter of 2005 was $57 million as compared with $43 million for the prior year quarter, representing an increase of $14 million, or 33%.  Higher interest expense is a result of increased levels of debt associated with acquisitions.

Other Income (Charges), Net

The other income (charges), net component includes principally investment income, income and losses from equity investments, gains and losses on the sales of assets and investments and foreign exchange gains and losses.  Other charges for the current quarter were $9 million as compared with other income of $24 million for the third quarter of 2004.  The decrease of $33 million is primarily attributable to a $21 million charge relating to an asset impairment, as well as a year-over-year decline in equity income from joint ventures of approximately $14 million.  In the prior year period, the Company’s investment in KPG was accounted for under the equity method, and resulted in net equity income of $14 million included in other income (charges), net.  KPG is now consolidated in the Company’s Statement of Earnings and included in the Graphic Communications segment.

Also contributing to the decline in other income (charges), net were increased foreign exchange losses of $6 million, primarily related to Creo.  Partially offsetting the charges and declines above were net gains on the sales of property of $19 million in the third quarter of 2005 versus $8 million in the third quarter of 2004, resulting in a year-over-year increase in other income (charges), net of $11 million.

Income Tax Provision (Benefit)

The Company’s estimated annual effective tax rate from continuing operations increased from 17.0% for the prior year third quarter to 34.0% for the third quarter of 2005.  This increase is primarily attributable to the recording of a valuation allowance against the net deferred tax assets in the U.S. resulting from the Company’s assessment of the realizability of the net deferred tax assets for the period ended September 30, 2005.

As of September 30, 2005 the Company had approximately $900 million of net deferred tax assets in the U.S., prior to the valuation allowance recorded during the quarter ended September 30, 2005.  The Company has performed the required assessment of positive and negative evidence regarding the realization of the net deferred tax assets in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109).  This assessment included the evaluation of scheduled reversals of deferred tax assets and liabilities, estimates of projected future taxable income, carryback potential and tax planning strategies.

Prior to the Company’s third quarter 2005 assessment of realizability, it was believed, based on available evidence including tax planning strategies, that the Company would more likely than not realize its net U.S. deferred tax assets.  The third quarter 2005 assessment produced the following significant matters based upon some recent changes that occurred in the quarter:

•

In July 2005, management announced plans to significantly accelerate its restructuring efforts and to significantly reduce the assets supporting its traditional business by the end of 2007.  This plan includes accelerating the reduction of traditional film assets from $2.9 billion in January 2004 to approximately $1 billion by 2007 and terminating another 10,000 employees, the majority of which will impact Kodak’s U.S. operations.

•

On October 18, 2005, the Company entered into a new secured credit facility pursuant to which the borrowings in the U.S. are collateralized by certain U.S. assets, including the Company’s intellectual property assets.  Thus, management determined that the previous tax planning strategy to sell the U.S. intellectual property to a foreign subsidiary to generate taxable income in the U.S. was no longer prudent nor feasible and should not be relied upon as part of the third quarter assessment of realizability of the Company’s U.S. deferred tax assets.

Based upon management’s September 30, 2005 assessment of realizability, management concluded that it is no longer more likely than not that the U.S. net deferred tax assets would be realized and, as such, recorded a valuation allowance of approximately $900 million.  In addition, the Company expects to record a valuation allowance on all U.S. tax benefits generated in the future until an appropriate level of profitability in the U.S. is sustained or until the Company is able to generate enough taxable income through other tax planning strategies and transactions.  Both the net deferred tax asset balances and the offsetting valuation allowance include estimates attributable to the recent acquisitions of Creo and KPG.  Deferred tax amounts attributable to Creo and KPG are expected to be finalized during the later of the fourth quarter of 2005 or with the completion of the Company’s purchase accounting for those acquired entities.

During the third quarter of 2005, the Company recorded a tax provision of $853 million representing an income tax rate from losses on continuing operations of 459.0%.  The income tax rate of 459.0% for the quarter differs from the estimated annual effective tax rate of 34% due to discrete period tax provisions and the year to date impact of the change in the estimated annual effective tax rate from the previous quarter of $828 million.  The net discrete period tax provisions resulted from the following discrete period charges and credits:  a tax charge of $77 million associated with restructuring costs of $298 million; tax charges of $1 million associated with gains of $28 million on property sales related to restructuring; tax charges of $10 million associated with the credits for in-process research and development of $12 million; a tax charge of $20 million associated with the planned remittance of earnings from subsidiary companies outside of the U.S.; a $677 million tax charge for a valuation allowance against U.S. net deferred tax assets (as part of the total $900 million allowance described above); and a tax charge of $43 million for the year to date impact of the change in the estimated annual effective tax rate from the previous quarter and other tax adjustments.

(Loss) Earnings From Continuing Operations

The loss from continuing operations for the third quarter of 2005 was $1,039 million, or $3.62 per basic and diluted share, as compared with earnings from continuing operations for the third quarter of 2004 of $12 million, or $.04 per basic and diluted share, representing a decrease of $1,051 million.  This decrease in earnings from continuing operations is attributable to the reasons described above.

DIGITAL & FILM IMAGING SYSTEMS

Worldwide Revenues

Net worldwide sales for the Digital & Film Imaging Systems (D&FIS) segment were $1,995 million for the third quarter of 2005 as compared with $2,363 million for the third quarter of 2004, representing a decrease of $368 million, or 16%.  The decrease in net sales was comprised of lower volumes driven primarily by declines in the film capture SPG and the wholesale and retail photofinishing portions of the consumer output SPG, which decreased third quarter sales by approximately 11.3 percentage points, and declines related to negative price/mix, driven primarily by the digital capture SPG, and the film capture SPG, which reduced net sales by approximately 5.7 percentage points.  These decreases were partially offset by favorable exchange, which increased net sales by approximately 0.9 percentage points.

D&FIS segment net sales in the U.S. were $839 million for the current quarter as compared with $970 million for the third quarter of 2004, representing a decrease of $131 million, or 14%.  D&FIS segment net sales outside the U.S. were $1,156 million for the third quarter of 2005 as compared with $1,393 million for the prior year quarter, representing a decrease of $237 million, or 17%.

Digital Strategic Product Groups’ Revenues

D&FIS segment digital product sales were $708 million for the current quarter as compared with $580 million for the third quarter of 2004, representing an increase of $128 million, or 22%, primarily driven by the consumer digital capture SPG, the kiosks/media portion of the consumer output SPG, and the home printing SPG.  Net worldwide sales of consumer digital capture products, which include consumer digital cameras, accessories, memory products, and royalties, increased 20% in the third quarter of 2005 as compared with the prior year quarter, primarily reflecting strong volume increases and favorable exchange, partially offset by negative price/mix.  For digital still cameras, Kodak gained U.S. and worldwide unit market share through August.

Net worldwide sales of picture maker kiosks/media increased 48% in the third quarter of 2005 as compared with the third quarter of 2004, as a result of strong volume increases and favorable exchange.  Sales continue to be driven by strong 4x6 format media sales at retail locations, which increased approximately 140% when compared with last year.

Net worldwide sales of the home printing solutions SPG, which includes inkjet photo paper and printer docks/media, increased 45% in the current quarter as compared with the third quarter of 2004 driven by sales of printer docks and associated thermal media, with strong volumes partially offset by unfavorable price/mix.  Through August, Kodak’s printer dock product continues to maintain leading market share positions on a weighted average basis in six key countries where market share is measured.  During the quarter, inkjet paper sales and volumes declined year over year.

Traditional Strategic Product Groups’ Revenues

Segment traditional product sales were $1,287 million for the current quarter as compared with $1,783 million for the third quarter of 2004, representing a decrease of $496 million or 28%, primarily driven by declines in the film capture SPG and the consumer output SPG.

Net worldwide sales of the film capture SPG, including consumer roll film (35mm and APS film), one-time-use cameras (OTUC), professional films, reloadable traditional film cameras and batteries/videotape, decreased 30% in the third quarter of 2005 as compared with the third quarter of 2004, primarily reflecting volume declines and negative price/mix, partially offset by favorable exchange.

U.S. consumer film industry sell-through volumes decreased approximately 27% in the third quarter of 2005 as compared with the prior year quarter.  Consumer film industry volumes in the U.S. are expected to decline, as previously communicated, up to 30% for the full year 2005.  Kodak’s worldwide projection for consumer film remains a decline in the range of 23% to 27% for full year 2005.

Net worldwide sales for the retail photofinishing SPG, which includes color negative paper, minilab equipment and services, chemistry, and photofinishing services at retail, decreased 29% in the third quarter of 2005 as compared with the third quarter of 2004, primarily reflecting volume declines and negative price/mix partially offset by favorable exchange.

Net worldwide sales for the wholesale photofinishing SPG, which includes color negative paper, equipment, chemistry, and photofinishing services at Qualex in the U.S. and CIS (Consumer Imaging Services) outside the U.S., decreased 49% in the third quarter of 2005 as compared with the third quarter of 2004, reflecting continuing volume declines partially offset by favorable exchange.

Net worldwide sales for the entertainment film SPGs, including origination and print films for the entertainment industry decreased 9%, primarily reflecting volume declines and unfavorable price/mix for print films partially offset by favorable exchange.  During the quarter, entertainment print film performance was negatively impacted by weak summer box office trends.

Gross Profit

Gross profit for the D&FIS segment was $564 million for the third quarter of 2005 as compared with $745 million for the prior year quarter, representing a decrease of $181 million or 24%.  The gross profit margin was 28.3% in the current quarter as compared with 31.5% in the prior year quarter.  The 3.2 percentage point decrease was primarily attributable to price/mix declines primarily driven by the film capture SPG, the digital capture SPG and entertainment print films, which reduced gross profit margins by approximately 3.8 percentage points, and unfavorable manufacturing costs, which reduced gross profit margins by 0.1 percentage point. These decreases were partially offset by foreign exchange, which favorably impacted gross profit margins by approximately 0.9 percentage points.

Selling, General and Administrative Expenses

SG&A expenses for the D&FIS segment decreased $37 million, or 9%, from $427 million in the third quarter of 2004 to $390 million in the current quarter, and increased as a percentage of sales from 18% for the third quarter of 2004 to 20% for the current quarter.

Research and Development Costs

R&D costs for the D&FIS segment decreased $22 million, or 25%, from $88 million in the third quarter of 2004 to $66 million in the current quarter and decreased as a percentage of sales from 4% in the prior year quarter to 3%.  The decrease in R&D was primarily attributable to spending reductions related to traditional products and services.

Earnings From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

Earnings from continuing operations before interest, other income (charges), net and income taxes for the D&FIS segment were $108 million in the third quarter of 2005 compared with $230 million in the third quarter of 2004, representing a decrease of $122 million or 53%, as a result of the factors described above.

HEALTH

Worldwide Revenues

Net worldwide sales for the Health segment were $635 million for the third quarter of 2005 as compared with $642 million for the prior year quarter, representing a decrease of $7 million, or 1%.  The decrease in sales was attributable to decreases in price/mix of approximately 2.1 percentage points, primarily driven by the digital capture, digital output, and the traditional medical film portion of the film capture and output SPGs.  These decreases were partially offset by volume increases, which increased third quarter sales by approximately 0.7 percentage points, driven by growth in the digital capture, services, and healthcare information systems SPGs largely offset by decreases in the digital output and film capture and output SPGs, and favorable exchange which impacted third quarter sales by approximately 0.4 percentage points.

Net sales in the U.S. were $260 million for the current quarter as compared with $276 million for the third quarter of 2004, representing a decrease of $16 million, or 6%.  Net sales outside the U.S. were $375 million for the third quarter of 2005 as compared with $366 million for the prior year quarter, representing an increase of $9 million, or 2%, which includes an increase of 1% from the favorable impact of exchange.

Digital Strategic Product Groups’ Revenues

Health segment digital sales, which include digital output (DryView laser imagers/media and wet laser printers/media), digital capture equipment (computed radiography and digital radiography systems), services, dental systems (practice management software and digital radiography capture equipment) and healthcare information systems (Picture Archiving and Communications Systems (PACS)), were $416 million for the current quarter as compared with $414 million for the third quarter of 2004, representing an increase of $2 million, or less than 1%.  Sales reflect modest volume increases largely offset by negative price/mix.

Traditional Strategic Product Groups’ Revenues

Segment traditional product sales, including analog film, equipment and chemistry, were $219 million for the current quarter as compared with $228 million for the third quarter of 2004, representing an decrease of $9 million, or 4%.  Sales reflect volume declines and negative price/mix.

Gross Profit

Gross profit for the Health segment was $252 million for the third quarter of 2005 as compared with $271 million in the prior year quarter, representing a decrease of $19 million, or 7%.  The gross profit margin was 39.7% in the current quarter as compared with 42.2% in the third quarter of 2004.  The decrease in the gross profit margin of 2.5 percentage points was principally attributable to: (1) price/mix, which negatively impacted gross profit margins by 2.4 percentage points primarily driven by the digital capture and digital output SPGs, and services, and (2) an increase in manufacturing cost, which decreased gross profit margins by 0.8 percentage points, primarily reflecting accelerated depreciation of manufacturing assets, and higher silver and raw material costs.  These decreases were partially offset by favorable exchange, which contributed approximately 0.6 percentage points to the gross profit margins.

Selling, General and Administrative Expenses

SG&A expenses for the Health segment increased $5 million, or 4%, from $112 million in the third quarter of 2004 to $117 million for the current quarter, and increased as a percentage of sales from 17% to 18%.  The increase in SG&A expenses reflects the impact of the Orex acquisition.

Research and Development Costs

Third quarter R&D costs decreased $8 million, or 15%, from $53 million in the third quarter of 2004 to $45 million, and decreased as a percentage of sales from 8% in the prior year quarter to 7% in the current year quarter.  This decrease is a result of reduced R&D spending related to traditional products.

Earnings From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

Earnings from continuing operations before interest, other income (charges), net and income taxes for the Health segment decreased $16 million, or 15%, from $106 million for the prior year quarter to $90 million for the third quarter of 2005 due to the reasons described above.

GRAPHIC COMMUNICATIONS

The Graphic Communications segment serves a variety of customers in the in-plant, data center, commercial printing, packaging, newspaper and digital service bureau markets with a range of software and hardware products that provide customers with a range of solutions for prepress, traditional and digital printing, and document scanning and multi-vendor IT services.

On April 1, 2005, the Company became the sole owner of KPG through the redemption of Sun Chemical Corporation’s 50 percent interest in the KPG joint venture.  This transaction further established the Company as a leader in the graphic communications industry and complements the Company’s existing business in this market.  Under the terms of the transaction, the Company redeemed all of Sun Chemical’s shares in KPG by providing $317 million in cash at closing and by entering into two notes payable arrangements, one that will be payable within the U.S. (the U.S. note) and one that will be payable outside of the U.S. (the non-U.S. note), that will require principal and interest payments of $200 million in the third quarter of 2006, and $50 million annually from 2008 through 2013.  The total payments due under the U.S. note and the non-U.S. note are $100 million and $400 million, respectively.  The aggregate fair value of these notes payable arrangements of approximately $395 million as of the acquisition date was recorded as long-term debt in the Company’s Consolidated Statement of Financial Position.

On June 15, 2005, the Company completed the acquisition of Creo Inc. (Creo), a premier supplier of prepress and workflow systems used by commercial printers around the world.  The acquisition of Creo uniquely positions the Company to be the preferred partner for its customers, helping them improve efficiency, expand their offerings and grow their businesses.  The Company paid $954 million (excluding approximately $11 million in transaction related costs), or $16.50 per share, for all of the outstanding shares of Creo.  The Company used its bank lines to initially fund the acquisition, which has been refinanced through the Company’s new credit facilities.  Creo’s extensive solutions portfolio is now part of the Company’s Graphic Communications segment.

Worldwide Revenues

Net worldwide sales for the Graphic Communications segment were $886 million for the third quarter of 2005 as compared with $344 million for the prior year quarter, representing an increase of $542 million, or 158%.  The increase in net sales was primarily due to the KPG and Creo acquisitions, which together contributed $513 million in sales.

Net sales in the U.S. were $331 million for the current quarter as compared with $158 million for the prior year quarter, representing an increase of $173 million, or 109%.  Net sales outside the U.S. were $555 million in the third quarter of 2005 as compared with $186 million for the prior year quarter, representing an increase of $369 million, or 198% as reported, which includes an increase of $3 million or 2% favorable impact from exchange.

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

Digital product sales for the Graphic Communications segment were $737 million for the third quarter of 2005 as compared with $278 million for the prior year quarter, representing an increase of $459 million, or 165%.  The increase in digital product sales was primarily attributable to the acquisitions of KPG and Creo.

Net worldwide sales for NexPress color and black and white products increased 49% driven by strong volume increases partially offset by unfavorable price/mix.  The installed base of digital production color presses continues to grow and increases in customer average monthly page volumes are leading to higher sales of consumables.  NexPress black and white digital equipment and related consumables delivered strong performance in the third quarter.

Sales of Kodak Versamark products and services decreased 4% in the current quarter as compared with the third quarter of 2004, due to timing of product shipments and installations versus the prior year quarter.

Traditional Strategic Product Groups’ Revenues

Segment traditional product sales are primarily comprised of sales of traditional graphics products, KPG’s analog plates and other films, and microfilm products.  These sales were $149 million for the current quarter compared with $66 million for the prior year quarter, representing an increase of $83 million, or 126%.  The increase in sales was primarily attributable to the acquisition of KPG.

Gross Profit

Gross profit for the Graphic Communications segment was $233 million for the third quarter of 2005 as compared with $94 million in the prior year quarter, representing an increase of $139 million, or 148%.  The gross profit margin was 26.3% in the current quarter as compared with 27.3% in the prior year quarter.  The decrease in the gross profit margin of 1.0 percentage points was primarily attributable to increases in manufacturing costs, which negatively impacted gross profit margins by approximately 4.4 percentage points, primarily related to the impacts of purchase accounting. The negative impact of manufacturing costs was partially offset by positive impacts from (1) the acquisitions of Creo and KPG, which increased gross profit margins by approximately 3.1 percentage points, and (2) favorable exchange, which increased gross profit margins by approximately 0.1 percentage points.

Selling, General and Administrative Expenses

SG&A expenses for the Graphic Communications segment were $159 million for the third quarter of 2005 as compared with $77 million in the prior year quarter, representing an increase of $82 million, or 106%, and decreased as a percentage of sales from 22% to 18%.  The increase in SG&A in absolute dollars is directly attributable to the acquisitions of KPG and Creo, while the decrease in SG&A as a percentage of sales is primarily attributable to the fact that KPG and Creo generally have lower SG&A costs as a percent of sales.

Research and Development Costs

Third quarter R&D costs for the Graphic Communications segment increased $25 million, or 74%, from $34 million for the third quarter of 2004 to $59 million for the current quarter, and decreased as a percentage of sales from 10% for the third quarter of 2004 to 7% for the current quarter.  The dollar increase was primarily driven by increased R&D costs associated with acquired businesses, partially offset by a $12 million purchase accounting credit relating to in-process R&D charges originally recorded in the second quarter of 2005 in conjunction with the acquisition of Creo.

Earnings (Loss) From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

Earnings from continuing operations before interest, other income (charges), net and income taxes for the Graphic Communications segment was $15 million in the third quarter of 2005 compared with a loss of $16 million in the third quarter of 2004.  This increase in earnings is attributable to the reasons outlined above.

ALL OTHER

Worldwide Revenues

Net worldwide sales for All Other were $37 million for the third quarter of 2005 as compared with $25 million for the third quarter of 2004, representing an increase of $12 million, or 48%.  Net sales in the U.S. were $16 million for the third quarter of 2005 as compared with $10 million for the prior year quarter, representing an increase of $6 million, or 60%.  Net sales outside the U.S. were $21 million in the third quarter of 2005 as compared with $15 million in the prior year quarter, representing an increase of $6 million, or 40%.

Loss From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

The loss from continuing operations before interest, other income (charges), net and income taxes for All Other was $55 million in the current quarter as compared with a loss of $53 million in the third quarter of 2004, primarily driven by digital investments, which include the inkjet and display programs.

RESULTS OF OPERATIONS - DISCONTINUED OPERATIONS

Earnings from discontinued operations for the third quarter of 2005 were $1 million or $.01 per basic and diluted share.  Earnings from discontinued operations for the third quarter of 2004 were $446 million or $1.56 per basic and diluted share and were primarily related to earnings from the Company’s Remote Sensing Systems business, which was sold to ITT Industries, Inc. in August 2004.

NET (LOSS) EARNINGS

The net loss for the third quarter of 2005 was $1,038 million, or a loss of $3.61 per basic and diluted share, as compared with net earnings for the third quarter of 2004 of $458 million, or $1.60 per basic and diluted share, representing a decrease of $1,496 million or 327%.  This decrease is attributable to the reasons outlined above.

Year to Date

RESULTS OF OPERATIONS – CONTINUING OPERATIONS

CONSOLIDATED

Worldwide Revenues

Net worldwide sales were $10,071 million for the nine months ended September 30, 2005 as compared with $9,758 million for the nine months ended September 30, 2004, representing an increase of $313 million or 3%.  This increase in net sales was primarily attributable to the acquisition of KPG, Creo and NexPress, which contributed $1,032 million or approximately 10.6 percentage points to year-to-date sales, and favorable exchange, which increased year-to-date sales by approximately 1.5 percentage points.  These increases were partially offset by declines in volumes and declines in price/mix, which decreased the first three quarters of 2005 sales by approximately 5.0 and 3.9 percentage points, respectively.  The decrease in volumes was primarily driven by declines in the film capture SPG, the wholesale and retail photofinishing portions of the consumer output SPG, and the digital output and film capture and output SPGs within the Health segment.  The decrease in price/mix was primarily driven by the film capture SPG, consumer digital capture SPG and the digital capture SPG within the Health segment.

Net sales in the U.S. were $4,003 million for the nine months ended September 30, 2005 as compared with $3,964 million for the prior year period, representing an increase of $39 million, or 1%.  Net sales outside the U.S. were $6,068 million for the current year period as compared with $5,794 million for the prior year period, representing an increase of $274 million, or 5%, which includes a favorable impact from exchange of 2%.

Digital Strategic Product Groups’ Revenues

The Company’s digital product sales, including new technologies product sales of $17 million, were $5,076 million for the nine months ended September 30, 2005 as compared with $3,679 million, including new technologies of $20 million, for the prior year period, representing an increase of $1,397 million, or 38%, primarily driven by the digital portion of KPG and Creo, the consumer digital capture SPG, the kiosks/media portion of the consumer output SPG, and the home printing SPG.

Traditional Strategic Product Groups’ Revenues

Net sales of the Company’s traditional products were $4,995 million for the nine months ended September 30, 2005 as compared with $6,079 million for the prior year period, representing a decrease of $1,084 million, or 18%, primarily driven by declines in the film capture SPG, and the wholesale and retail photofinishing portions of the consumer output SPG.

Foreign Revenues

Net sales in the EAMER region were $3,117 million for the first nine months of 2005 as compared with $3,018 million for the first nine months of 2004, representing an increase of $99 million, or 3%, which includes a favorable impact from exchange of 2%.  Net sales in the Asia Pacific region were $1,951 million for the first nine months of 2005 as compared with $1,868 million for the first nine months of 2004, representing an increase of $83 million, or 4%, which includes a favorable impact from exchange of 2%.  Net sales in the Canada and Latin America region were $1,000 million for the first nine months of 2005 as compared with $908 million for the first nine months of 2004, representing an increase of $92 million, or 10% as reported, which includes a favorable impact from exchange of 2%.

The Company’s major emerging markets include China, Brazil, Mexico, Russia, India, Korea, Hong Kong and Taiwan.  Net sales in emerging markets were $2,094 million for the nine months ended September 30, 2005 as compared with $2,121 million for the prior year period, representing a decrease of $27 million, or 1%, which includes a favorable impact from exchange of 2%.  The emerging market portfolio accounted for approximately 21% of Kodak’s worldwide sales and 35% of Kodak’s non-U.S. sales in the current year period.  The decrease in emerging market sales was primarily attributable to sales declines in Korea, Taiwan, Hong Kong and China of 18%, 17%, 14% and 12%, respectively.  These declines were offset by sales increases in Mexico, India and Brazil of 9%, 3% and 2%, respectively.  The change in sales in Russia from the prior period was insignificant.

Gross Profit

Gross profit was $2,702 million for the nine months ended September 30, 2005 as compared with $2,986 million for the nine months ended September 30, 2004, representing a decrease of $284 million, or 10%.  The gross profit margin was 26.8% in the current year period as compared with 30.6% in the prior year period.  The 3.8 percentage point decrease was primarily attributable to declines due to price/mix, driven primarily by consumer digital cameras, one-time-use cameras, traditional consumer and digital health products and services, and commercial printing, which reduced gross profit margins by approximately 2.7 percentage points and to increased manufacturing costs, which reduced gross profit margins by approximately 1.7 percentage points.  These decreases were partially offset by exchange, which favorably impacted gross profit margins by approximately 0.7 percentage points.

Included in the increased manufacturing costs referred to above is $66 million of additional depreciation expense related to the change in estimate of the useful lives of production machinery and equipment as a result of the faster-than-expected decline in the Company’s traditional film and paper business.  During the third quarter of 2005, the Company revised the useful lives of production machinery and equipment from 3-20 years to 3-7 years and manufacturing-related buildings from 10-40 years to 5-20 years.

Selling, General and Administrative Expenses

SG&A expenses were $1,911 million for the nine months ended September 30, 2005 as compared with $l,793 million for the nine months ended September 30, 2004, representing an increase of $118 million, or 7%.  SG&A increased as a percentage of sales from 18% for the prior year period to 19% for the current year period.  The increase in SG&A is primarily attributable to acquisition related SG&A of $194 million and unfavorable exchange of $18 million partially offset by cost reduction initiatives.

Research and Development Costs

R&D costs were $692 million for the nine months ended September 30, 2005 as compared with $629 million for the nine months ended September 30, 2004, representing an increase of $63 million, or 10%.  R&D increased as a percentage of sales from 6% for the prior year period to 7% for the current year period.  The increase in R&D is primarily attributable to write-offs for purchased in-process R&D associated with acquisitions made in the first three quarters of 2005 for $54 million and increases in R&D spend related to newly-acquired businesses of $62 million, partially offset by significant reductions in R&D spending related to traditional products.

Earnings (Loss) From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

The loss from continuing operations before interest, other income (charges), net and income taxes for the nine months ended September 30, 2005 was $432 million as compared with earnings of $149 million for the nine months ended September 30, 2004, representing a decrease of $581 million.  This decrease is attributable to the reasons described above.

Interest Expense

Interest expense for the nine months ended September 30, 2005 was $144 million as compared with $130 million in the prior year period.  This increase is related to higher interest rates in 2005 and higher debt levels in the current year as a result of borrowing to finance acquisitions.

Other Income (Charges), Net

The other income (charges), net component includes principally investment income, income and losses from equity investments, foreign exchange, and gains and losses on the sales of assets and investments.  Other charges for the current year period were $11 million as compared with other income of $30 million for the prior year period.  The decline of $41 million is primarily attributable to a year-to-date loss on foreign exchange of $33 million due to the unhedged U.S. dollar denominated note payable relating to the KPG acquisition versus a loss of $4 million for the first three quarters of 2004.  Future foreign exchange gains or losses arising from this note payable will be substantially offset by currency forward hedge contracts entered into on July 28, 2005.

The decline was also impacted by $40 million of asset impairments, including a $19 million impairment of the investment in Lucky Films as a result of an other-than-temporary decline in the market value of Lucky’s stock and a $21 million impairment on the Japan Moriya warehouse.  These items were partially offset by a net year-over-year increase in the gain on the sale of properties in connection with restructuring actions of $26 million.

Income Tax (Benefit) Provision

The Company’s estimated annual effective tax rate from continuing operations increased from 17.0% for the nine months ended September 30, 2004 to 34.0% for the nine months ended September 30, 2005.  This increase is primarily attributable to the write-down of the net deferred tax assets in the U.S. resulting from the Company’s assessment of the realizability of the net deferred tax assets for the period ended September 30, 2005.

As of September 30, 2005 the Company had approximately $900 million of net deferred tax assets in the U.S., prior to the valuation allowance recorded during the quarter ended September 30, 2005. Refer to the discussion of the establishment of the valuation allowance presented above under “Income Tax Provision (Benefit)” for the Third Quarter Results of Operations of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

During the nine months ended September 30, 2005, the Company recorded a tax provision of $734 million representing an income tax rate from losses on continuing operations of 125%.  The income tax rate of 125% for the nine months ended September 30, 2005 differs from the estimated annual effective tax rate of 34% due to net discrete period tax provisions of $637 million.  The net discrete period tax provisions resulted from the following discrete period charges and credits:  tax benefits of $80 million associated with restructuring costs of $843 million; tax benefits of $14 million associated with the charges for in-process research and development of $52 million; tax charges of $2 million associated with gains of $41 million on property sales related to restructuring; tax charges of $6 million due to a change in estimate with respect to a tax benefit recorded in connection with a land donation in a prior period; no tax associated with the Lucky Film invest ment impairment charge of $19 million as a result of the Company’s tax holiday in China; tax charges of $5 million associated with changes in state laws in New York and Ohio; a tax charge of $9 million related to the recording of a valuation allowance against deferred tax assets in Brazil; a $677 million tax charge for a valuation allowance against the U.S. net deferred tax asset balance as of December 31, 2004 (included as part of the $900 million valuation allowance discussed above); a tax charge of $26 million associated with the planned remittance of earnings from subsidiary companies outside of the U.S. in connection with the American Jobs Creation Act of 2004; and a tax charge of $6 million for other tax adjustments.

(Loss) Earnings From Continuing Operations

The loss from continuing operations for the nine months ended September 30, 2005 was $1,321 million, or $4.59 per basic and diluted share, as compared with earnings from continuing operations for the nine months ended September 30, 2004 of $139 million, or $.49 per basic and diluted share, representing a decrease of $1,460 million.  This decrease in earnings from continuing operations is attributable to the reasons described above.

DIGITAL & FILM IMAGING SYSTEMS

Worldwide Revenues

Net worldwide sales for the D&FIS segment were $5,947 million for the nine months ended September 30, 2005 as compared with $6,775 million for the nine months ended September 30, 2004, representing a decrease of $828 million, or 12%.  The decrease in net sales was primarily attributable to volume declines in the film capture SPG and the wholesale and retail photofinishing portions of the consumer output SPG, which decreased sales by approximately 9.1 percentage points, and declines related to negative price/mix, driven primarily by the digital capture SPG and the traditional film capture SPG, which reduced net sales by approximately 5.0 percentage points.  These decreases were partially offset by favorable exchange, which increased net sales by approximately 1.5 percentage points.

D&FIS segment net sales in the U.S. were $2,436 million for the current year period as compared with $2,695 million for the prior year period, representing a decrease of $259 million, or 10%.  D&FIS segment net sales outside the U.S. were $3,511 million for the current year period as compared with $4,080 million for the prior year period, representing a decrease of $569 million, or 14%, which includes a favorable impact from exchange of 2%.

Digital Strategic Product Groups’ Revenues

D&FIS segment digital product sales were $2,035 million for the nine months ended September 30, 2005 as compared with $1,635 million for the nine months ended September 30, 2004, representing an increase of $400 million, or 24%, primarily driven by the consumer digital capture SPG, the kiosks/media portion of the consumer output SPG, and the home printing SPG.  Net worldwide sales of consumer digital capture products, which include consumer digital cameras, accessories, memory products, and royalties, increased 23% in the nine months ended September 30, 2005 as compared with the prior year period, primarily reflecting strong volume increases and favorable exchange, partially offset by negative price/mix.

Net worldwide sales of picture maker kiosks/media increased 43% in the nine months ended September 30, 2005 as compared with the nine months ended September 30, 2004, as a result of strong volume increases and favorable exchange.  Sales continue to be driven by strong market acceptance of Kodak’s new generation of kiosks and an increase in consumer demand for digital printing at retail.

Net worldwide sales of the home printing solutions SPG, which includes inkjet photo paper and printer docks/media, increased 50% in the nine months ended September 30, 2005 as compared with the nine months ended September 30, 2004 driven by sales of printer docks and associated thermal media.  Kodak’s printer dock product continues to maintain leading United Kingdom and Australia market share positions through August.  For the nine months ended September 30, 2005, inkjet paper sales declined year over year, as volume growth was more than offset by lower pricing.  Industry growth for inkjet paper continues to slow as a result of improving retail printing solutions, and alternative home printing solutions.

Traditional Strategic Product Groups’ Revenues

Segment traditional product sales were $3,912 million for the current year period as compared with $5,140 million for the prior year period, representing a decrease of $1,228 million or 24%, primarily driven by declines in the film capture SPG and the consumer output SPG.  Net worldwide sales of the film capture SPG, including consumer roll film (35mm and APS film), one-time-use cameras (OTUC), professional films, reloadable traditional film cameras and batteries/videotape, decreased 30% in the nine months ended September 30, 2005 as compared with the nine months ended September 30, 2004, primarily reflecting volume declines and negative price/mix, partially offset by favorable exchange.

U.S. consumer film industry sell-through volumes decreased approximately 24% in the nine months ended September 30, 2005 as compared with the prior year period.  Kodak’s sell-in consumer film volumes declined approximately 34% in the current year period as compared with the prior year period, reflecting a continuing reduction in U.S. retailer inventories as well as a decline in market share.  Kodak continues to project full year 2005 consumer film industry volumes to decline as much as 30% in the U.S., and its worldwide industry volume to decline to a range of 23% to 27%.

Net worldwide sales for the retail photofinishing SPG, which includes color negative paper, minilab equipment and services, chemistry, and photofinishing services at retail, decreased 24% in the nine months ended September 30, 2005 as compared with the nine months ended September 30, 2004, primarily reflecting volume declines and negative price/mix partially offset by favorable exchange.  Kodak has changed its participation model for minilab equipment in the U.S. eliminating direct sales involvement in favor of a referral model.

Net worldwide sales for the wholesale photofinishing SPG, which includes color negative paper, equipment, chemistry, and photofinishing services at Qualex in the U.S. and CIS (Consumer Imaging Services) outside the U.S., decreased 45% in the nine months ended September 30, 2005 as compared with the nine months ended September 30, 2004, reflecting continuing volume declines partially offset by favorable exchange.

Net worldwide sales for the entertainment film SPGs, including origination and print films for the entertainment industry increased 2%, primarily reflecting volume increases, favorable exchange, and overall positive price/mix.

Gross Profit

Gross profit for the D&FIS segment was $1,670 million for the nine months ended September 30, 2005 as compared with $1,996 million for the prior year period, representing a decrease of $326 million or 16%.  The gross profit margin was 28.1% in the current year period as compared with 29.5% in the prior year period.  The 1.4 percentage point decrease was primarily attributable to negative price/mix, primarily driven by the film capture SPG and the digital capture SPG, which reduced gross profit margins by approximately 3.5 percentage points. Declines in price/mix were partially offset by positive results from initiatives to reduce manufacturing costs, which improved gross profit margins by approximately 1.5 percentage points, and foreign exchange, which favorably impacted gross profit margins by approximately 0.7 percentage points.

Selling, General and Administrative Expenses

SG&A expenses for the D&FIS segment decreased $73 million, or 6%, from $1,226 million in the nine months ended September 30, 2004 to $1,153 million in the current year period, and increased as a percentage of sales from 18% for the nine months ended September 30, 2004 to 19% for the current year period.  The dollar decrease is primarily attributable to cost reduction actions.  These cost reduction actions are being outpaced by the decline of traditional product sales, which resulted in the year-over-year increase of SG&A as a percentage of sales.

Research and Development Costs

R&D costs for the D&FIS segment decreased $74 million, or 26%, from $286 million in the nine months ended September 30, 2004 to $212 million in the current year period and remained constant as a percentage of sales at 4%.  The absolute dollar decrease in R&D was primarily attributable to spending reductions related to traditional products and services.

Earnings From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

Earnings from continuing operations before interest, other income (charges), net and income taxes for the D&FIS segment were $305 million in the nine months ended September 30, 2005 compared with $484 million in the nine months ended September 30, 2004, representing a decrease of $179 million or 37%, as a result of the factors described above.

HEALTH

Worldwide Revenues

Net worldwide sales for the Health segment were $1,955 million for the nine months ended September 30, 2005 as compared with $1,945 million for the prior year period, representing an increase of $10 million, or 1%.  The increase in sales was primarily attributable to increases in volume, primarily driven by the digital capture SPG and the services SPG, which contributed approximately 1.6 percentage points to the increase in sales.  Sales were also favorably impacted by favorable exchange of approximately 1.4 percentage points.  These increases were partially offset by decreases in price/mix of approximately 2.4 percentage points, primarily driven by the digital capture SPG, digital output SPG, and the traditional medical film portion of the film capture and output SPG.

Net sales in the U.S. were $778 million for the current year period as compared with $811 million for the nine months ended September 30, 2004, representing a decrease of $33 million, or 4%.  Net sales outside the U.S. were $1,177 million for the nine months ended September 30, 2005 as compared with $1,134 million for the prior year period, representing an increase of $43 million, or 4%, which includes a favorable impact from exchange of 2%.

Digital Strategic Product Groups’ Revenues

Health segment digital sales, which include digital products (DryView laser imagers/media and wet laser printers/media), digital capture equipment (computed radiography capture equipment and digital radiography equipment), services, dental systems (practice management software and digital radiography capture equipment) and healthcare information systems (Picture Archiving and Communications Systems (PACS)), were $1,271 million for the nine months ended September 30, 2005 as compared with $1,242 million for the nine months ended September 30, 2004, representing an increase of $29 million, or 2%.  The increase in digital product sales was primarily attributable to volume increases and favorable exchange, partially offset by negative price/mix.

Traditional Strategic Product Groups’ Revenues

Segment traditional product sales, including analog film, equipment, chemistry and services, were $684 million for the nine months ended September 30, 2005 as compared with $703 million for the nine months ended September 30, 2004, representing a decrease of $19 million, or 3%.  The primary drivers were lower volumes and unfavorable price/mix for the film capture and output SPG, partially offset by favorable exchange.

Gross Profit

Gross profit for the Health segment was $770 million for the nine months ended September 30, 2005 as compared with $823 million in the prior year period, representing a decrease of $53 million, or 6%.  The gross profit margin was 39.4% in the current year period as compared with 42.3% in the nine months ended September 30, 2004.  The decrease in the gross profit margin of 2.9 percentage points was principally attributable to: (1) price/mix, which negatively impacted gross profit margins by 2.5 percentage points driven by the digital capture SPG, digital output SPG and the traditional medical film portion of the film capture and output SPG, and (2) an increase in manufacturing cost, which decreased gross profit margins by approximately 1.1 percentage points due to an increase in silver and raw material costs as well as the amortization of unfavorable 2004 manufacturing variances during the nine months ended September 30, 2005.  These decreases were partially offset by favorable exchange, which contributed approximately 0.6 percentage points to the gross profit margins.

Selling, General and Administrative Expenses

SG&A expenses for the Health segment increased $15 million, or 4%, from $350 million in the nine months ended September 30, 2004 to $365 million for the current year period and increased as a percentage of sales from 18% in the prior year period to 19% in the current year period.  The increase in SG&A expenses is primarily attributable to a change in allocation of certain corporate overhead costs between costs of goods sold and SG&A.  SG&A was also negatively impacted by unfavorable foreign exchange of approximately $4 million, and SG&A costs associated with the Orex acquisition of approximately $4 million.

Research and Development Costs

Current period R&D costs were $141 million as compared with the prior year period of $148 million, representing a decrease of $7 million or 5%, and decreased as a percentage of sales from 8% to 7%.  This decrease is a result of reduced R&D spending related to traditional products, as well as a decline in corporate allocated R&D costs.

Earnings From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

Earnings from continuing operations before interest, other income (charges), net and income taxes for the Health segment decreased $61 million, or 19%, from $325 million for the prior year period to $264 million for the nine months ended September 30, 2005 due to the reasons described above.

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

There was no consideration paid to Heidelberg at closing.  Under the terms of the acquisition, Kodak and Heidelberg agreed to use a performance-based earn-out formula whereby Kodak will make periodic payments to Heidelberg over a two-year period, if certain sales goals are met.  If all sales goals are met during the two calendar years ending December 31, 2005, the Company will pay a maximum of $150 million in cash.    For the first calendar year (2004), no amounts were paid, and for the second calendar year (2005), the Company does not expect to make any payments to Heidelberg.  Additional payments may also be made relating to the incremental sales of certain products in excess of a stated minimum number of units sold during a five-year period following the closing of the transaction.  The acquisition is expected to become accretive by 2007.  During the nine months ended September 30, 2005, the NexPress-related entities contributed $241 million in sales to the Graphic Communications segment.

On April 1, 2005, the Company became the sole owner of KPG through the redemption of Sun Chemical Corporation’s 50 percent interest in the KPG joint venture.  This transaction further established the Company as a leader in the graphic communications industry and complements the Company’s existing business in this market.  Under the terms of the transaction, the Company redeemed all of Sun Chemical’s shares in KPG by providing $317 million in cash at closing and by entering into two notes payable arrangements, one that will be payable within the U.S. (the U.S. note) and one that will be payable outside of the U.S. (the non-U.S. note), that will require principal and interest payments of $200 million in the third quarter of 2006, and $50 million annually from 2008 through 2013.  The total payments due under the U.S. note and the non-U.S. note are $100 million and $400 million, respectively.  The aggregate fair value of these notes payable arrangements of approximately $395 million as of the acquisition date was recorded as long-term debt in the Company’s Consolidated Statement of Financial Position.

On June 15, 2005, the Company completed the acquisition of Creo Inc. (Creo), a premier supplier of prepress and workflow systems used by commercial printers around the world.  The acquisition of Creo uniquely positions the Company to be the preferred partner for its customers, helping them improve efficiency, expand their offerings and grow their businesses.  The Company paid $954 million (excluding approximately $11 million in transaction related costs), or $16.50 per share, for all of the outstanding shares of Creo.  The Company used its bank lines to initially fund the acquisition, which has been refinanced through the Company’s new credit facilities.  Creo’s extensive solutions portfolio is now part of the Company’s Graphic Communications segment.

Worldwide Revenues

Net worldwide sales for the Graphic Communications segment were $2,048 million for the nine months ended September 30, 2005 as compared with $952 million for the prior year period, representing an increase of $1,096 million, or 115%, which includes a favorable impact from exchange of approximately 1%.  The increase in net sales was primarily due to the KPG, Creo, and NexPress acquisitions, which contributed $1,032 million in sales.

Net sales in the U.S. were $738 million for the current year period as compared with $415 million for the prior year period, representing an increase of $323 million, or 78%.  Net sales outside the U.S. were $1,310 million in the nine months ended September 30, 2005 as compared with $537 million for the prior year period, representing an increase of $773 million, or 144% as reported, which includes a favorable impact from exchange of approximately 3%.

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

Digital product sales for the Graphic Communications segment were $1,671 million for the nine months ended September 30, 2005 as compared with $741 million for the prior year period, representing an increase of $930 million, or 126%.  The increase in digital product sales was primarily attributable to the KPG, Creo, and NexPress acquisitions.

Traditional Strategic Product Groups’ Revenues

Segment traditional product sales are primarily comprised of sales of traditional graphics products, KPG’s analog plates and other films, and microfilm products.  These sales were $377 million for the current year period compared with $211 million for the prior year period, representing an increase of $166 million, or 79%.  This increase is primarily attributable to the acquisition of KPG.

Gross Profit

Gross profit for the Graphic Communications segment was $537 million for the nine months ended September 30, 2005 as compared with $243 million in the prior year period, representing an increase of $294 million, or 121%.  The gross profit margin was 26.2% in the current year period as compared with 25.5% in the prior year period.  The increase in the gross profit margin of 0.7 percentage points was primarily attributable to: (1) the acquisitions of KPG, Creo and Nexpress, which positively impacted gross profit margins by approximately 2.1 percentage points,  (2) positive exchange, which increased gross profit margins by approximately 0.6 percentage points, and (3) volume increases related to Versamark and NexPress products and services of approximately 0.3 percentage points.  These positive impacts on gross profit margin were partially offset by negative price/mix of approximately 0.5 percentage points and an increase in manufacturing costs of approximately 1.9 percentage points.

Selling, General and Administrative Expenses

SG&A expenses for the Graphic Communications segment were $370 million for the nine months ended September 30, 2005 as compared with $185 million in the prior year period, representing an increase of $185 million, or 100%, and decreased as a percentage of sales from 19% in the prior year period to 18% in the current year period.  The dollar increase in SG&A dollars is primarily attributable to the acquisitions of NexPress, KPG and Creo, while the decrease in SG&A as a percentage of sales is primarily attributable to the increase in sales as a result of the acquisitions, as well as the fact that the acquired businesses generally have lower SG&A as a percentage of sales.

Research and Development Costs

Current period R&D costs for the Graphic Communications segment increased $123 million, or 148%, from $83 million for the nine months ended September 30, 2004 to $206 million for the current year period, and increased as a percentage of sales from 9% in the prior year period to 10% in the current year period.  The increase was primarily attributable to the write-off of in-process R&D associated with the KPG and Creo acquisitions of $52 million, as well as increased levels of R&D spending associated with the acquired companies of $62 million.

Earnings (Loss) From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

The loss from continuing operations before interest, other income (charges), net and income taxes for the Graphic Communications segment was $38 million in the nine months ended September 30, 2005 compared with a loss of $24 million in the first three quarters of 2004.  This decrease in earnings of $14 million is attributable to the reasons described above.

ALL OTHER

Worldwide Revenues

Net worldwide sales for All Other were $121 million for the nine months ended September 30, 2005 as compared with $86 million for the nine months ended September 30, 2004, representing an increase of $35 million, or 41%.  Net sales in the U.S. were $51 million for the current year period as compared with $43 million for the prior year period, representing an increase of $8 million, or 19%.  Net sales outside the U.S. were $70 million in the nine months ended September 30, 2005 as compared with $43 million in the prior year period, representing an increase of $27 million, or 63%.

Loss From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

The loss from continuing operations before interest, other income (charges), net and income taxes for All Other was $140 million in the current year period as compared with a loss of $126 million in the nine months ended September 30, 2004, representing a decrease in earnings of $14 million or 11%.

RESULTS OF OPERATIONS - DISCONTINUED OPERATIONS

Earnings from discontinued operations for the nine months ended September 30, 2005 were $2 million, or $.01 per basic and diluted share.  Earnings from discontinued operations for the nine months ended September 30, 2004 were $476 million or $1.66 per basic and $1.56 per diluted share and were primarily related to the gain on the sale of the Company’s Remote Sensing Systems business to ITT Industries, Inc. in August 2004.

NET (LOSS) EARNINGS

The net loss for the nine months ended September 30, 2005 was $1,319 million, or a loss of $4.58 per basic and diluted share, as compared with net earnings for the nine months ended September 30, 2004 of $615 million, or $2.15 per basic and $2.05 per diluted share, representing a decrease of $1,934 million, or 314%.  This decrease is attributable to the reasons outlined above.

RESTRUCTURING COSTS AND OTHER

Currently, the Company is being adversely impacted by the progressing digital substitution.  As the Company continues to adjust its operating model in light of changing business conditions, it is probable that ongoing focused cost reduction activities will be required.

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

Restructuring Programs Summary

The activity in the accrued restructuring balances and the non-cash charges incurred in relation to all of the restructuring programs described below were as follows for the third quarter of 2005:

(in millions)	Balance June 30, 2005 (Restated)	Costs Incurred	Reversals	Cash Payments	Non-cash Settlements	Other Adjustments and Reclasses(1)	Balance Sept. 30, 2005

2004-2007 Program:
Severance reserve	$246	$132	$(3)	$(91)	$—	$10	$294
Exit costs reserve	36	15	—	(25)	—	5	31

Total reserve	$282	$147	$(3)	$(116)	$—	$15	$325

Long-lived asset impairments and inventory write-downs	$—	$32	$—	$—	$(32)	$—	$—

Accelerated depreciation	$—	$105	$—	$—	$(105)	$—	$—

Pre-2004 Programs:
Severance reserve	$16	$—	$(2)	$(5)	$—	$(2)	$7
Exit costs reserve	17	—	(1)	(2)	—	—	14

Total reserve	$33	$—	$(3)	$(7)	$—	$(2)	$21

Total of all restructuring programs	$315	$284	$(6)	$(123)	$(137)	$13	$346

(1)

The Other Adjustments and Reclasses column of the table above includes reclassifications from (to) Other long-term assets, Pension and other postretirement liabilities (for amounts relating to restructuring actions that impacted the Company’s retirement and postretirement plans) in the Consolidated Statement of Financial Position.

The costs incurred, net of reversals, which total $278 million for the three months ended September 30, 2005, include $105 million and $10 million of charges related to accelerated depreciation and inventory write-downs that were reported in cost of goods sold in the accompanying Consolidated Statement of Operations for the three months ended September 30, 2005.  The remaining costs incurred, net of reversals, of $163 million were reported as restructuring costs and other in the accompanying Consolidated Statement of Operations for the three months ended September 30, 2005.  The severance costs and exit costs require the outlay of cash, while long-lived asset impairments, accelerated depreciation and inventory write-downs represent non-cash items.

2004-2007 Restructuring Program

The Company announced on January 22, 2004 that it planned to develop and execute a comprehensive cost reduction program throughout the 2004 to 2006 timeframe.  The objective of these actions is to achieve a business model appropriate for the Company’s traditional businesses, and to sharpen the Company’s competitiveness in digital markets.

The Program was expected to result in total charges of $1.3 billion to $1.7 billion over the three-year period, of which $700 million to $900 million are related to severance, with the remainder relating to the disposal of buildings and equipment.  Overall, Kodak’s worldwide facility square footage was expected to be reduced by approximately one-third.  Approximately 12,000 to 15,000 positions worldwide were expected to be eliminated through these actions primarily in global manufacturing, selected traditional businesses and corporate administration.

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

Due to the faster-than-expected decline, the Company revised the useful lives of its manufacturing assets during the third quarter resulting in increased depreciation charges of $66 million.  These changes will also result in increased depreciation charges in future periods.  The Company also expects traditional manufacturing asset impairment and write-off charges to be recognized when the Company commits to specific restructuring actions under the extended program.

The Company implemented certain actions under the Program during the third quarter of 2005.  As a result of these actions, the Company recorded charges of $179 million in the third quarter of 2005, which were composed of severance, long-lived asset impairments, exit costs and inventory write-downs of $132 million, $22 million, $15 million and $10 million, respectively.  The severance costs related to the elimination of approximately 2,075 positions, including approximately 75 photofinishing, 1,200 manufacturing, 50 research and development and 750 administrative positions.  The geographic composition of the positions to be eliminated includes approximately 1,550 in the United States and Canada and 525 throughout the rest of the world.  Included in the 2,075 positions are approximately 75 positions related to the recently acquired Creo business.  The severance related to these positions is included in goodwill as part of the purchase accounting related to the acquisition.  The reduction of the 2,075 positions and the $147 million charges for severance and exit costs are reflected in the 2004-2007 Restructuring Program table below.  The $22 million charge in the third quarter and the $104 million year-to-date charge for long-lived asset impairments were included in restructuring costs and other in the accompanying Consolidated Statement of Operations for the three and nine months ended September 30, 2005, respectively.  The charges taken for inventory write-downs of $10 million and $31 million were reported in cost of goods sold in the accompanying Consolidated Statement of Operations for the three and nine months ended September 30, 2005, respectively.

Under this Program, on a life-to-date basis as of September 30, 2005, the Company has recorded charges of $1,245 million, which was composed of severance, long-lived asset impairments, exit costs and inventory write-downs of $788 million, $242 million, $165 million and $50 million, respectively.  The severance costs related to the elimination of approximately 15,550 positions, including approximately 5,350 photofinishing, 6,725 manufacturing, 825 research and development and 2,650 administrative positions.

The following table summarizes the activity with respect to the charges recorded in connection with the focused cost reduction actions that the Company has committed to under the 2004-2007 Restructuring Program and the remaining balances in the related reserves at September 30, 2005:

(dollars in millions)	Number of Employees	Severance Reserve	Exit Costs Reserve	Total	Long-lived Asset Impairments and Inventory Write downs	Accelerated Depreciation

Q1, 2004 charges	—	$—	$—	$—	$1	$2
Q1, 2004 utilization	—	—	—	—	(1)	(2)

Balance at 3/31/04	—	—	—	—	—	—
Q2, 2004 charges	2,700	98	17	115	28	23
Q2, 2004 utilization	(800)	(12)	(11)	(23)	(28)	(23)
Q2, 2004 other adj. & reclasses	—	(2)	—	(2)	—	—

Balance at 6/30/04	1,900	84	6	90	—	—
Q3, 2004 charges	3,200	186	20	206	27	31
Q3, 2004 reversal	—	—	(1)	(1)	—	—
Q3, 2004 utilization	(2,075)	(32)	(14)	(46)	(27)	(31)
Q3, 2004 other adj. & reclasses	—	—	(5)	(5)	—	—

Balance at 9/30/04	3,025	238	6	244	—	—
Q4, 2004 charges	3,725	134	62	196	101	96
Q4, 2004 reversal	—	(6)	—	(6)	—	—
Q4, 2004 utilization	(2,300)	(125)	(22)	(147)	(101)	(96)
Q4, 2004 other adj. & reclasses	—	26	(10)	16	—	—

Balance at 12/31/04	4,450	267	36	303	—	—
Q1, 2005 charges, as restated	1,650	70	23	93	34	81
Q1, 2005 utilization	(2,000)	(72)	(18)	(90)	(34)	(81)
Q1, 2005 other adj. & reclasses, as restated	—	(43)	—	(43)	—	—

Balance at 3/31/05	4,100	222	41	263	—	—
Q2, 2005 charges, as restated	2,200	168	28	196	69	75
Q2, 2005 reversal	—	—	(1)	(1)	—	—
Q2, 2005 utilization	(2,725)	(91)	(30)	(121)	(69)	(75)
Q2, 2005 other adj. & reclasses, as restated	—	(53)	(2)	(55)	—	—

Balance at 6/30/05, as restated	3,575	246	36	282	—	—
Q3, 2005 charges	2,075	132	15	147	32	105
Q3, 2005 reversal	—	(3)	—	(3)	—	—
Q3, 2005 utilization	(2,050)	(91)	(25)	(116)	(32)	(105)
Q3, 2005 other adj. & reclasses	—	10	5	15	—	—

Balance at 9/30/05	3,600	$294	$31	$325	$—	$—

The severance charges of $132 million for the third quarter and $370 million year to date were reported in restructuring costs and other in the accompanying Consolidated Statement of Operations for the three and nine months ended September 30, 2005, respectively.  Included in the $132 million third quarter charge taken for severance was a net curtailment loss of $4 million.  The liability related to this charge is reported in pension and other postretirement benefits on the Company’s Consolidated Statement of Financial Position as of September 30, 2005, and is disclosed in Note 9, “Retirement Plans and Other Postretirement Benefits.”  The exit costs of $15 million and $66 million were reported in restructuring costs and other in the accompanying Consolidated Statement of Operations for the three and nine months ended September 30, 2005, respectively.  Included in the $15 million third quarter charge was a $1 million charge for environmental remediation associated with the closure of manufacturing facilities in Coburg, Australia.  The liability related to this charge is disclosed in Note 6, “Commitments and Contingencies” under “Environmental.”  In addition, $2 million and $6 million were added to the reserve for severance and exit costs, respectively, associated with third quarter restructuring actions within the recently acquired Creo business.  The offset associated with the reserve was recorded in goodwill in the accompanying Consolidated Statement of Financial Position.  The severance costs and exit costs require the outlay of cash, while the long-lived asset impairments and inventory write-downs represent non-cash items.  During the third quarter of 2005, the Company made $91 million of severance payments and $25 million of exit costs payments related to the 2004-2007 Restructuring Program.  In addition, the Company reversed $3 million of severance reserves during the third quarter, as severance payments to employees whose positions were eliminated were less than originally estimated.  As a result of the initiatives already implemented under the 2004-2007 Restructuring Program, severance payments will be paid during periods through 2007 since, in many instances, the employees whose positions were eliminated can elect or are required to receive their payments over an extended period of time.  In addition, certain exit costs, such as long-term lease payments, will be paid through 2007 and subsequent periods.

As a result of initiatives implemented under the 2004-2007 Restructuring Program, the Company recorded $105 million and $261 million of accelerated depreciation on long-lived assets in cost of goods sold in the accompanying Consolidated Statement of Operations for the three and nine months ended September 30, 2005, respectively.  The accelerated depreciation relates to long-lived assets accounted for under the held and used model of SFAS No. 144.  Accelerated depreciation represents a non-cash item.  The third quarter amount of $105 million relates to $10 million of photofinishing facilities and equipment and $95 million of manufacturing facilities and equipment that will be used until their abandonment.   The year-to-date amount of $261 million relates to $34 million of photofinishing facilities and equipment, $222 million of manufacturing facilities and equipment, and $5 million of administrative facilities and equipment.  The Company will incur accelerated depreciation charges of approximately $52 million in the fourth quarter of 2005 as a result of the initiatives already implemented under the 2004-2007 Restructuring Program.

The charges of $284 million, excluding reversals, recorded in the third quarter included $64 million applicable to the D&FIS segment, $8 million applicable to the Health segment and $6 million applicable to the Graphic Communications segment.  The balance of $206 million was applicable to manufacturing, research and development, and administrative functions, which are shared across all segments.

The restructuring actions implemented this quarter under the 2004-2007 Restructuring Program are expected to generate future annual cost savings of approximately $139 million and future annual cash savings of approximately $135 million.  These cost savings began to be realized by the Company beginning in the third quarter of 2005, and are expected to be fully realized by the end of 2006 as the actions and severance payouts are completed.  These total cost savings are expected to reduce future cost of goods sold, SG&A, and R&D expenses by approximately $77 million, $61 million, and $1 million, respectively.

Based on all of the actions taken to date under the 2004-2007 Restructuring Program, the Program is expected to generate annual cost savings of approximately $866 million, including annual cash savings of $835 million, as compared with pre-program levels.  The Company began realizing these savings in the second quarter of 2004, and expects the savings to be fully realized by the end of 2006 as actions and severance payouts are completed.  These total costs savings are expected to reduce cost of goods sold, SG&A, and R&D expenses by approximately $605 million, $201 million, and $60 million, respectively.

The above savings estimates are based primarily on objective data related to the Company’s severance actions.  Savings resulting from facility closures and other non-severance actions that are more difficult to quantify are not included.  The Company reaffirms its estimate of total annual cost savings under the extended 2004-2007 Restructuring Program of $1.6 billion to $1.8 billion, as announced in July 2005, and does not expect the final annual cost savings to differ materially from this estimate.

Pre-2004 Restructuring Programs

At September 30, 2005, the Company had remaining severance and exit costs reserves of $7 million and $14 million, respectively, relating to restructuring plans committed to or executed prior to 2004.  Included in the severance reserve balance was a reversal of $2 million made during the third quarter, as severance payments to employees whose positions were eliminated were less than originally estimated.  In addition, a reclassification of $2 million was made to other postretirement benefits on the Company’s Consolidated Statement of Financial Position as of September 30, 2005.

Included in the exit reserve balance was a reversal of $1 million made during the third quarter, as the Company was able to settle a lease obligation for less than originally anticipated.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash and cash equivalents decreased $645 million to $610 million at September 30, 2005 from $1,255 million at December 31, 2004.  The decrease resulted primarily from $60 million of net cash used in operating activities and $1,203 million of net cash used in investing activities, offset by $639 million of net cash provided by financing activities.

The net cash used in operating activities of $60 million was primarily attributable to a decrease in liabilities excluding borrowings of $728 million of which $406 million was due to a decrease in accounts payable, excluding the impacts of acquisitions, as the Company’s accounts payable and other current liabilities balance is historically the highest at year end.  In addition, the Company reported a net loss of $1,319 million, which, when adjusted for the earnings from discontinued operations, equity in earnings from unconsolidated affiliates, depreciation and amortization, purchased research and development, the gain on sales of businesses/assets, restructuring costs, asset impairments and other non-cash charges, and provision for deferred taxes, provided $712 million of operating cash.

The net cash used in investing activities of $1,203 million was utilized primarily for capital expenditures of $332 million and business acquisitions of $987 million.  These uses of cash were partially offset by a distribution from Express Stop Financing, a joint venture partnership between the Company’s Qualex subsidiary and a subsidiary of Dana Credit Corporation, in the amount of $63 million and $62 million for the sale of assets and investments.  The net cash provided by financing activities of $639 million was primarily the result of a net increase in borrowings of $699 million due to the funding of the acquisition of Creo during the second quarter.

The Company’s primary uses of cash include debt payments, acquisitions, capital additions, restructuring payments, dividend payments, employee benefit plan payments/contributions, and temporary working capital needs.

The Company has a dividend policy whereby it makes semi-annual payments which, when declared, will be paid on the Company’s 10th business day each July and December to shareholders of record on the close of the first business day of the preceding month.  On May 11, 2005, the Board of Directors declared a semi-annual cash dividend of $.25 per share payable to shareholders of record at the close of business on June 1, 2005.  This dividend was paid on July 15, 2005.  On October 18, 2005, the Board of Directors declared a semi-annual cash dividend of $.25 per share payable to shareholders of record at the close of business on November 1, 2005.  This dividend will be paid on December 14, 2005.

Capital additions were $332 million in the nine months ended September 30, 2005, with the majority of the spending supporting new products, manufacturing productivity and quality improvements, infrastructure improvements, and ongoing environmental and safety initiatives.  For the full year 2005, the Company expects its capital spending, excluding acquisitions, to be in the range of $400 million to $450 million.

During the nine months ended September 30, 2005, the Company expended $358 million against the related restructuring reserves, primarily for the payment of severance benefits.  Employees whose positions were eliminated could elect to receive severance payments for up to two years following their date of termination.

As a result of the cumulative impact of the ongoing position eliminations under its Pre-2004 and 2004-2007 Restructuring Programs as disclosed in Note 8 and above as part of Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company incurred curtailment gains and losses with respect to certain of its retirement plans in 2005.  These curtailment events resulted in the remeasurement of the respective plans’ obligations, which impacted the accounting for the additional minimum pension liabilities.  As a result of these remeasurements, the Company was required to decrease its additional minimum pension liabilities by $46 million during 2005.  This decrease is reflected in the postretirement liabilities component within the accompanying Consolidated Statement of Financial Position as of September 30, 2005.  The net-of-tax amount of $33 million relating to the decrease of the additional minimum pension liabilities is reflected in the accumulated other comprehensive loss component within the accompanying Consolidated Statement of Financial Position as of September 30, 2005.  The related decrease in the long-term deferred tax asset of $13 million was reflected in the other long-term assets component within the accompanying Consolidated Statement of Financial Position as of September 30, 2005.

The Company made contributions (funded plans) or paid benefits (unfunded plans) totaling approximately $163 million relating to its major U.S. and non-U.S. defined benefit pension plans in the first three quarters of 2005.  The Company expects its contribution (funded plans) and benefit payment (unfunded plans) requirements for its major U.S. and non-U.S. defined benefit pension plans for the balance of 2005 to be approximately $36 million.

The Company paid benefits totaling approximately $184 million relating to its U.S., United Kingdom and Canada postretirement benefit plans, which represent the Company’s major postretirement plans, in the first three quarters of 2005.  The Company expects to pay benefits of $62 million for its U.S., United Kingdom and Canada postretirement plans for the balance of 2005.  Payments relating to the Company’s other postretirement plans were not, and are not expected to be, material.

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

As of September 30, 2005, the Company and its subsidiaries, on a consolidated basis, maintained $1,523 million in committed bank lines of credit and $900 million in uncommitted bank lines of credit to ensure continued access to short-term borrowing capacity.

As of September 30, 2005, the Company had a 5-year committed revolving credit facility of $1,225 million expiring in July 2006 (5-Year Facility), which was available for general corporate purposes.  There is a quarterly financial covenant that requires the Company to maintain a debt to earnings before interest, income taxes, depreciation and amortization (EBITDA) ratio, on a rolling four-quarter basis, of not greater than 3 to 1.  In the event of violation of the covenant, the facility would not be available for borrowing until the covenant provisions were waived, amended or satisfied.  The Company was in compliance with this covenant at September 30, 2005.  As of September 30, 2005, the outstanding usage under the 5-Year Facility was $1,101 million primarily in connection with the acquisition of Creo. This amount includes $101 million in outstanding letters of credit.  The available balance for additional usage was $124 million.

At September 30, 2005, the Company had an accounts receivable securitization program at a maximum borrowing level of $200 million.  At September 30, 2005 the Company had no amounts outstanding under this program.  This program held the same debt to EBITDA financial covenant as the 5-Year Facility.  The Company was in compliance with this covenant at September 30, 2005.

The Company has other committed and uncommitted lines of credit at September 30, 2005 totaling $298 million and $900 million, respectively.  These lines primarily support borrowing needs of the Company’s subsidiaries, which include term loans, overdraft coverage, letters of credit and revolving credit lines.  Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market conditions.  Total outstanding borrowings against these other committed and uncommitted lines of credit at September 30, 2005 were $91 million and $95 million, respectively.  These outstanding borrowings are reflected in the short-term borrowings in the accompanying Consolidated Statement of Financial Position at September 30, 2005.

On October 18, 2005 the Company closed on $2,700 million of Senior Secured Credit Facilities (Secured Credit Facilities) under a new Secured Credit Agreement (Secured Credit Agreement) and associated Security Agreement and Canadian Security Agreement. The Secured Credit Facilities are comprised of a $1,000 million 5-year Committed Revolving Credit Facility (5-Year Revolving Credit Facility) expiring October 18, 2010 and $1,700 million of Term Loan Facilities (Term Facilities) expiring October 18, 2012.

The 5-Year Revolving Credit Facility can be used by Eastman Kodak Company (U.S. Borrower) for general corporate purposes including the issuance of letters of credit.  Amounts available under the facility can be borrowed, repaid and re-borrowed throughout the term of the facility provided the Company remains in compliance with covenants contained in the Secured Credit Agreement.  At closing, there was no debt outstanding and approximately $75 million of letters of credit issued under this facility.

The Term Facilities allow for borrowing of up to $1,700 million.  At closing, $1,200 million was borrowed primarily to refinance debt originally issued under the Company’s previous $1,225 million 5-Year Facility to finance the acquisition of Creo Inc. on June 15, 2005.  The $1,200 million is comprised of a $920 million 7-year term loan to the U.S. Borrower and $280 million 7-year term loan to Kodak Graphic Communications Canada Company  (KGCCC or, the Canadian Borrower).  The remaining $500 million is committed by the Lenders and available to the U.S. Borrower, through June 15, 2006.  For this $500 million commitment, a 1.50% annual fee is paid on the unused amount to the Lenders.

In addition to the $2,700 million of Secured Credit Facilities, the Secured Credit Agreement contemplates up to an additional $500 million for a new secured credit loan based on terms and pricing available and agreed to at the time the new credit loan would be established.  There are no fees for this incremental uncommitted $500 million credit line.

Pursuant to the Secured Credit Agreement and associated Security Agreement, each subsidiary organized in the U.S. jointly and severally guarantees the obligations under the Secured Credit Agreement and all other obligations of the Company and its subsidiaries to the Lenders.  The guaranty is supported by the pledge of U.S. assets of the U.S. Borrower and the Company’s U.S. subsidiaries.  Assets pledged include, but are not limited to, receivables, inventory, equipment, deposit accounts, investments, intellectual property, including patents, trademarks and copyrights, and the capital stock of Material Subsidiaries.  Excluded from pledged assets are real property, “Principal Properties” and equity interests in “Restricted Subsidiaries”, as defined in the Company’s 1988 Indenture.

Pursuant to the Secured Credit Agreement and associated Canadian Security Agreement, Eastman Kodak Company and Creo Americas, Inc., jointly and severally guarantee the obligations of the Canadian Borrower, to the Lenders.  The assets of the Canadian Borrower in Canada were also pledged in support of its obligations.  Assets pledged include, but are not limited to, receivables, inventory, equipment, deposit accounts, investments, intellectual property, including patents, trademarks and copyrights, and the capital stock of the Canadian Borrower’s Material Subsidiaries.

Material Subsidiaries are defined as those subsidiaries with revenues or assets constituting 5 percent or more of the consolidated revenues or assets of the corresponding borrower.  Material Subsidiaries will be determined on an annual basis under the Secured Credit Agreement.

Interest rates for borrowing under the Secured Credit Agreement are dependent on the Company’s Long Term Senior Secured Credit Rating.  The Secured Credit Agreement contains various affirmative and negative covenants customary in a facility of this type, including two quarterly financial covenants: (1) an earnings before interest, taxes, depreciation and amortization (EBITDA) to interest expense ratio, on a rolling four-quarter basis, of no less than 3 to 1, and (2) a debt for borrowed money to EBITDA ratio of not greater than:  4.75 to 1 as of December 31, 2005; 4.50 to 1 as of March 31, 2006; 4.25 to 1 as of June 30, 2006; 4.00 to 1 as of September 30, 2006; and 3.50 to 1 as of December 31, 2006 and thereafter.  In addition, subject to various conditions and exceptions in the Secured Credit Agreement, in the event the Company sells assets for net proceeds of $75 million in any year, except for proceeds used within 12 months for reinvestments in the business of up to $300 million, proceeds of sales of assets used in the non-digital business of the Company to prepay or repay debt or pay cash restructuring charges within 12 months from the date of sale of the assets, or proceeds from the sale of inventory in the ordinary course of business, the excess amount over the $75 million must be applied to prepay loans under the Secured Credit Agreement.

If unused, the 5-Year Revolving Credit Facility has a commitment fee of $5.0 million per year at the Company’s current credit rating of Ba2 and B+ from Moody’s Investor Services, Inc. (Moody’s) and Standard & Poor’s Rating Services (S&P), respectively.

At closing, the Company terminated its previous $1,225 million 5-Year Facility, a $160 million revolving credit facility established by KPG, and the Company’s $200 million Accounts Receivable Securitization Program.

The Company has $575 million aggregate principal amount of Convertible Senior Notes due 2033 (the Convertible Securities) on which interest accrues at the rate of 3.375% per annum and is payable semiannually.  The Convertible Securities are unsecured and rank equally with all of the Company’s other unsecured and unsubordinated indebtedness.  The Convertible Securities may be converted, at the option of the holders, to shares of the Company’s common stock if the Company’s credit rating assigned to the Notes by either Moody’s or S&P is lower than Ba2 or BB, respectively.

Moody’s and S&P’s ratings for the Company, including their outlooks, as of the filing date of this Form 10-Q are as follows:

	Senior Secured	Corporate Rating	Senior Unsecured Rating	Outlook

Moody’s	Ba2	Ba3	B1	Negative
S&P	B+	B+	B	Negative

On September 21, 2005, Moody’s downgraded the Company’s corporate family debt rating (Corporate Rating) to Ba3 from Ba2 and its senior unsecured notes rating to B1 from Ba3, concluding a review for possible downgrade initiated on July 21, 2005.  Concurrently, Moody’s assigned a Ba2 rating to the Company’s $2.7 billion Senior Secured Credit Facility.  The rating outlook is negative.

Moody’s downgrades reflect their views regarding Kodak’s:  (i) ongoing exposure to the accelerating secular decline of its consumer film business and potential decline of its entertainment imaging film business, (ii) variability in the utilization of its traditional manufacturing assets and potential for incremental restructuring costs, and (iii) ongoing execution risks related to the digital migration of its consumer and health businesses and integration of its commercial graphics imaging businesses.

Moody’s Ba2 rating assigned to the Senior Secured Credit Facility reflects the above factors as well as the security collateral and the secured cross guarantee afforded to the Senior Secured Credit Facility.

The negative rating outlook reflects Moody’s belief that Kodak may be further impacted by execution risks related to the digital migration of its consumer and health businesses and integration of its commercial graphics imaging businesses and may be subject to further incremental restructuring cash outflows related to its traditional franchise.

During the third quarter, S&P lowered its various ratings on Eastman Kodak Company numerous times.  On July 21, 2005, S&P lowered its senior unsecured debt and corporate credit ratings on the Company to BB from BB+ and placed the ratings on CreditWatch with negative implications.  On August 15, 2005, S&P lowered its senior unsecured debt rating on the Company from BB to BB- with the ratings remaining on CreditWatch.  On September 16, 2005, S&P assigned a BB rating to the Company’s $2.7 billion Senior Secured Credit Facility.  On September 30, 2005, S&P lowered its ratings on the Company’s senior secured and corporate credit rating from BB to BB-, and the Company’s senior unsecured debt from BB- to B+.  On October 20, 2005, S&P further lowered its ratings on the Company’s corporate credit rating and the Company’s Senior Secured Credit Facility from BB- to B+, and the Company’s senior unsecured debt from B+ to B.  S&P also removed the Company’s ratings from CreditWatch, where they were placed on July 21, 2005.  The outlook is negative.

The August 15, 2005 downgrade was driven by S&P’s concern about the likely reduction of recovery prospects for senior unsecured creditors as a result of the pending addition of a large layer of secured debt (the Senior Secured Credit Facility) and the (at the time) unknown nature and extent of the collateral pledged for that secured debt.  The later downgrades on September 30, 2005 and October 20, 2005, as well as the basis for the initial rating of the Senior Secured Credit Facility on September 16, 2005, was the result of S&P’s increased concern and reduced confidence in the Company’s profitability and cash flow prospects in light of the ongoing and rapid deterioration of the traditional imaging business and transition to digital imaging business, uncertain digital profitability potential, high cash restructuring costs, and overall economic uncertainty.

The October 20, 2005 negative outlook reflects, in S&P’s view, the potential for S&P’s ratings on the Company to be lowered if the Company’s cushion of compliance with its bank financial covenants contracts as covenants tighten, if negative discretionary cash flow worsens, if digital profitability does not improve steadily and meaningfully, and if debt leverage does not improve.

On September 5, 2003, the Company filed a shelf registration statement on Form S-3 (the primary debt shelf registration) for the issuance of up to $2,000 million of new debt securities. Pursuant to Rule 429 under the Securities Act of 1933, $650 million of remaining unsold debt securities under a prior shelf registration statement were included in the primary debt shelf registration, thus giving the Company the ability to issue up to $2,650 million in public debt.  After issuance of $500 million in notes in October 2003, the remaining availability under the primary debt shelf registration is currently at $2,150 million.  The Company filed its 2004 Form 10-K on April 6, 2005, which was late relative to the SEC required filing date (including extension) of March 31, 2005.  The Company also completed the filing of a Form 8-K/A related to the acquisition of KPG on July 1, 2005, which was late in relation to the SEC required filing date of June 17, 2005.  As a result of these late filings, the Company’s primary debt shelf registration statement on Form S-3 will not be available until the third quarter of 2006.  In addition to the credit facilities described above, the Company could use Form S-1 or a Rule 144A transaction to issue securities in the capital markets.  However, the success of future debt issuances will be dependent on market conditions at the time of such an offering.  The recently completed $2.7 billion Senior Secured Credit Facilities, along with other committed and uncommitted credit lines provide the Company with sufficient flexibility and liquidity to meet its working capital and investing needs.

The Company is in compliance with all covenants or other requirements set forth in its credit agreements and indentures.  Further, the Company does not have any rating downgrade triggers that would accelerate the maturity dates of its debt.  However, the Company could be required to increase the dollar amount of its letters of credit or other financial support up to an additional $89 million at the current credit ratings.  As of the filing date of this Form 10-Q, the Company has not been requested to materially increase its letters of credit or other financial support.  However, as discussed above, at the current rating of B1 by Moody’s and B by S&P, Convertible Securities holders may, at their option, convert their Notes to common stock.  Further downgrades in the Company’s credit rating or disruptions in the capital markets could impact borrowing costs and the nature of its funding alternatives.  However, further downgrades will not impact borrowing costs under the Company’s $2.7 billion Senior Secured Credit Facilities.

At September 30, 2005, the Company had outstanding letters of credit totaling $114 million and surety bonds in the amount of $91 million primarily to ensure the completion of environmental remediations, the payment of casualty and workers’ compensation claims, and to meet various customs and tax obligations.

OFF-BALANCE SHEET ARRANGEMENTS

The Company guarantees debt and other obligations under agreements with certain affiliated companies and customers to ensure that financing is obtained to facilitate ongoing business operations and selling activities, respectively.  At September 30, 2005, these guarantees totaled a maximum of $223 million, with outstanding guaranteed amounts of $124 million.  The maximum guarantee amount includes guarantees of up to: $218 million of customer amounts due to banks in connection with various banks’ financing of customers’ purchase of products and equipment from Kodak ($121 million outstanding); and $5 million for other unconsolidated affiliates and third parties ($3 million outstanding).

The guarantees for the other unconsolidated affiliates and third party debt mature between 2005 and 2011.  The customer financing agreements and related guarantees typically have a term of 90 days for product and short-term equipment financing arrangements, and up to five years for long-term equipment financing arrangements.  These guarantees would require payment from Kodak only in the event of default on payment by the respective debtor.  In some cases, particularly for guarantees related to equipment financing, the Company has collateral or recourse provisions to recover and sell the equipment to reduce any losses that might be incurred in connection with the guarantees.

Management believes the likelihood is remote that material payments will be required under any of the guarantees disclosed above.  With respect to the guarantees that the Company issued in the quarter ended September 30, 2005, the Company assessed the fair value of its obligation to stand ready to perform under these guarantees by considering the likelihood of occurrence of the specified triggering events or conditions requiring performance as well as other assumptions and factors.  The Company has determined that the fair value of the guarantees was not material to the Company’s financial position, results of operations or cash flows.

The Company also guarantees debt owed to banks for some of its consolidated subsidiaries.  The maximum amount guaranteed is $361 million, and the outstanding debt under those guarantees, which is recorded within the short-term borrowings and long-term debt, net of current portion components in the accompanying Consolidated Statement of Financial Position, is $123 million.  These guarantees expire in 2005 through 2006.  As of the closing of the $2.7 billion Senior Secured Credit facilities on October 18, 2005, a $160 million KPG credit facility was closed.  Debt outstanding under the KPG credit facility of $57 million was repaid and the guarantees of $160 million were terminated.  This reduces the amount of guarantees of debt owed by subsidiaries.

The Company and its U.S. subsidiaries guarantee debt and other payment obligations owed to lenders and their affiliates under the $2.7 billion Secured Credit Agreement dated October 18, 2005.  Essentially these obligations are included in the Company’s Consolidated Statement of Financial Position.  Due to the nature of this guarantee it is not practicable to determine the exact amount of obligations guaranteed to the specific lenders and their affiliates.

The Company may provide up to $100 million in loan guarantees to support funding needs for SK Display Corporation, an unconsolidated affiliate in which the Company has a 34% ownership interest.  As of September 30, 2005, the Company has not been required to guarantee any of the SK Display Corporation’s outstanding debt.

The Company issues indemnifications in certain instances when it sells businesses and real estate, and in the ordinary course of business with its customers, suppliers, service providers and business partners.  Further, the Company indemnifies its directors and officers who are, or were, serving at Kodak’s request in such capacities.  Historically, costs incurred to settle claims related to these indemnifications have not been material to the Company’s financial position, results of operations or cash flows.  Additionally, the fair value of the indemnifications that the Company issued during the quarter ended September 30, 2005 was not material to the Company’s financial position, results of operations or cash flows.

OTHER

Refer to Note 6: Commitments and Contingencies to the Notes to Financial Statements for discussion regarding the Company’s undiscounted accrued liabilities for environmental remediation costs relative to September 30, 2005.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2005, the Financial Accounting Standards Board (FASB) issued Staff Position No. 143-1, “Accounting for Electronic Equipment Waste Obligations” (FSP 143-1).  FSP 143-1 addresses the accounting for obligations associated with Directive 2002/96/EC on Waste Electrical and Electronic Equipment adopted by the European Union, and requires application of the provisions of SFAS No. 143 and FIN 47 as those standards relate to the Directive.  This FSP is effective the later of the first reporting period ending after June 8, 2005, or the date of adoption of the Directive by the individual EU-member countries.  There have been no material impacts on the Company’s consolidated financial statements resulting from the adoption of this FSP in those countries for which the Directive has been adopted, and there are no material impacts expected in the future from the adoption of the Directive in the remaining EU-member countries.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47).  FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Company.  In addition, FIN 47 clarifies when a company would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  FIN 47 is effective no later than the end of the fiscal year ending after December 15, 2005.  Retrospective application of interim financial information is permitted but not required.  The Company is currently evaluating the impact of FIN 47 on its consolidated financial statements and will implement the provisions of FIN 47 during the fourth quarter of 2005.

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

In April 2005, the Securities and Exchange Commission voted to change the effective date of SFAS No. 123R to fiscal years starting after June 15, 2005; however, early application is encouraged.  The Company adopted the modified version of the prospective application of SFAS No. 123R as of January 1, 2005 under which the Company is required to recognize compensation expense, over the applicable vesting period, based on the fair value of (1) any unvested awards subject to SFAS No. 123R existing as of January 1, 2005, and (2) any new awards granted subsequent to the adoption date.  Refer to Note 11, “Shareholders’ Equity” for the effect of adoption on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 151, “Inventory Costs” that amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing,” (ARB No. 43) to clarify the accounting for abnormal idle facility expense, freight, handling costs, and wasted material (spoilage).  In addition, this Statement requires that an allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities.  SFAS No. 151 is effective for inventory costs incurred for fiscal years beginning after June 15, 2005 (year ending December 31, 2006 for the Company).  The Company does not expect the implementation of SFAS No. 151 to have a material impact on its financial statements.

In December 2004, FASB issued FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (the “Act”).”  The Act, which was signed into law on October 22, 2004, provides for a special one-time tax deduction of 85 percent of certain foreign earnings that are repatriated (as defined in the Act) in either a company’s last tax year that began before the enactment date, or the first tax year that begins during the one-year period beginning on the date of enactment.  Accordingly, the FSP provides guidance on accounting for income taxes that relate to the accounting treatment for unremitted earnings in a foreign investment (a consolidated subsidiary or corporate joint venture that is essentially permanent in nature).  Further, the FSP permits a company time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109, “Accounting for Income Taxes.”  Accordingly, an enterprise that has not yet completed its evaluation of the repatriation provision for purposes of applying Statement 109 is required to disclose certain information, for each period for which financial statements covering periods affected by the Act are presented.  Subsequently, the total effect on income tax expense (or benefit) for amounts that have been recognized under the repatriation provision must be provided in a company’s financial statements for the period in which it completes its evaluation of the repatriation provision. The provisions of FSP 109-2 were effective in the fourth quarter of 2004.

In the third quarter of 2005, the Company completed its evaluation of the repatriation provision.  The Company has determined that it is eligible and intends to repatriate approximately $500 million in dividends subject to the 85% dividends received deduction.  Accordingly, the Company recorded a corresponding tax provision of approximately $20 million in the third quarter of 2005 with respect to such dividends.  See Note 5, “Income Taxes,” for further disclosure.

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this report may be forward-looking in nature, or “forward-looking statements” as defined in the United States Private Securities Litigation Reform Act of 1995.  For example, references to expectations for the Company’s cash, cost savings, capital spending and inventories, and for the consumer film industry’s volumes are forward-looking statements.

Actual results may differ from those expressed or implied in forward-looking statements.  In addition, any forward-looking statements represent the Company’s estimates only as of the date they are made, and should not be relied upon as representing the Company’s estimates as of any subsequent date.  While the Company may elect to update forward-looking statements at some point in the future, the Company specifically disclaims any obligation to do so, even if its estimates change.  The forward-looking statements contained in this report are subject to a number of factors and uncertainties, including the successful: implementation of the digital growth strategy and business model; implementation of a changed segment structure; implementation of the cost reduction program, including asset rationalization, reduction in general and administrative costs and personnel reductions; implementation of, and performance under, the debt management program; implementation of product strategies (including category expansion, digitization, organic light emitting diode (OLED) displays, and digital products); implementation of intellectual property licensing and other strategies; development and implementation of e-commerce strategies; completion of information systems upgrades, including SAP, our enterprise system software; completion of various portfolio actions; reduction of inventories; integration of newly acquired businesses; improvement in manufacturing productivity and techniques; improvement in receivables performance; reduction of capital expenditures; improvement in supply chain efficiency; implementation of the strategies designed to address the decline in the Company’s analog businesses; and the performance of the Company’s business in emerging markets like China, India, Brazil, Mexico, and Russia.  The forward-looking statements contained in this report are subject to the following additional risk factors: inherent unpredictability of currency fluctuations and raw material costs; competitive actions, including pricing; changes in the Company’s debt credit ratings and its ability to access capital markets; the nature and pace of technology evolution, including the analog-to-digital transition; continuing customer consolidation and buying power; current and future proposed changes to tax laws, as well as other factors which could adversely impact the Company’s effective tax rate in the future; general economic, business, geo-political, regulatory and public health conditions; predictions of market growth and market decline; and other factors and uncertainties disclosed from time to time in the Company’s filings with the Securities and Exchange Commission.

Any forward-looking statements in this report should be evaluated in light of these important factors and uncertainties.

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

Using a sensitivity analysis based on estimated fair value of open forward contracts using available forward rates, if the U.S. dollar had been 10% weaker at September 30, 2005 and 2004, the fair value of open forward contracts would have decreased $5 million and increased $45 million, respectively.  Such gains or losses would be substantially offset by losses or gains from the revaluation or settlement of the underlying positions hedged.

Using a sensitivity analysis based on estimated fair value of open forward contracts using available forward prices, if available forward silver prices had been 10% lower at September 30, 2005 and 2004, the fair value of open forward contracts would have decreased $2 million and $1 million, respectively.  Such losses in fair value, if realized, would be offset by lower costs of manufacturing silver-containing products.

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

Using a sensitivity analysis based on estimated fair value of short-term and long-term borrowings, if available market interest rates had been 10% higher (about 52 basis points) at September 30, 2005, the fair value of short-term and long-term borrowings would have decreased $4 million and $64 million, respectively.  Using a sensitivity analysis based on estimated fair value of short-term and long-term borrowings, if available market interest rates had been 10% higher (about 35 basis points) at September 30, 2004, the fair value of short-term and long-term borrowings would have decreased $1 million and $58 million, respectively.

The Company’s financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments.  The Company manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties.  The Company has procedures to monitor the credit exposure amounts.  The maximum credit exposure at September 30, 2005 was not significant to the Company.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities and Exchange Act Rule 13a-15. Based upon this evaluation as of September 30, 2005, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective for the reasons more fully described below related to: (1) the unremediated material weaknesses in the Company’s internal control over financial reporting identified during the Company’s evaluation pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 as of the year ended December 31, 2004, and (2) the material weakness that was identified during the third quarter of 2005, as described below under “Changes in Internal Control over Financial Reporting.” A material weakness is a control deficiency, or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

Management’s assessment identified the following material weaknesses in the Company’s internal control over financial reporting as of December 31, 2004 and September 30, 2005 that are in the process of being remediated as of September 30, 2005: material weaknesses relating to (a) internal controls surrounding the accounting for income taxes; (b) internal controls to validate the accuracy of participant census data and the monitoring of benefit payments for pension and other postretirement benefit plans and (c) internal controls surrounding the preparation and review of spreadsheets that include new or changed formulas, as described below. Accordingly, this section of Item 4, “Controls and Procedures,” should be read in conjunction with Item 9A, “Controls and Procedures,” included in the Company’s Form 10-K for the year ended December 31, 2004 and the section “Changes in Internal Control over Financial Reporting” included below within this Item 4 disclosure.

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

The Company identified these material weaknesses in its internal control over financial reporting during its evaluation pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 as of December 31, 2004; accordingly, these material weaknesses are in the process of being remediated as of September 30, 2005.  The findings outlined above were classified as material weaknesses in accordance with the standards of the Public Company Accounting Oversight Board, as a more than remote likelihood that a material misstatement of the Company’s interim or annual financial statements would not be prevented or detected.  Refer to the specific remediation steps identified below.

Remediation Plans for Material Weaknesses in Internal Control over Financial Reporting

During the three months ended September 30, 2005, the Company has made significant progress in executing the remediation plans as outlined above.  This resulted in material improvements in the Company’s internal control over financial reporting, specifically surrounding 1) the accounting for income taxes, and 2) the accounting for pension and other postretirement benefit plans.  With the help of external advisors (other than our registered independent accounting firm), the following remedial actions have been undertaken:

Accounting for Income Taxes

•	Effective July 11, 2005 and August 1, 2005, the Company hired a new Chief Tax Officer and Tax Accounting Controller, respectively.

•

A root cause analysis was performed on all control deficiencies.  Using the results of this analysis, new processes and procedures, with appropriate controls, were developed, documented and implemented in the third quarter of 2005 for the majority of the processes that are critical to the Company’s income tax provision calculations reflected in its periodic financial reporting.

•	In the third quarter of 2005, the Company developed and rolled out clearly defined and enhanced roles and responsibilities across the worldwide income tax organization.

•	A detailed, quarterly income tax reporting package, which collects tax-sensitive data and information at the jurisdictional level, was developed and rolled-out in the third quarter of 2005.

•

In August and September 2005, the Company held training sessions for the worldwide income tax organization, as well as certain Controller’s personnel.  Topics covered in the sessions included accounting for income taxes, training on the newly developed processes, procedures, internals controls and the income tax reporting package, and Sections 302 and 404 of the Sarbanes-Oxley Act of 2002.

•

Effective October 24, 2005, the Company has hired an Audit Manager with a strong income tax background who, in conjunction with co-source resources from an external consultant, will enhance our audit procedures surrounding accounting for income taxes.

In addition to the above, the Company continues to investigate the implementation of an IT solution to enhance controls with respect to the collection, tracking and bookkeeping of detailed tax information on a global basis.  Further, the Company will continue its efforts with respect to 1) enhancing the overall design of the worldwide income tax organization, 2) evaluating the need to further upgrade its tax personnel, and 3) developing an effective and efficient forecasting process for purposes of determining its effective tax rate.

Although substantial progress has been made, the Company’s remediation efforts are not complete and the Company does not yet have sufficient evidence of the operational effectiveness of the controls undergoing remediation to conclude that such actions have been successful in remediating the material weakness in internal control addressed above.

Accounting for Pension and Other Postretirement Benefit Plans

•

A root cause analysis was performed on all control deficiencies.  Using the results of this analysis, new processes and procedures, with appropriate controls, were developed, documented and implemented in the third quarter of 2005 for all of the relevant processes that are critical to the Company’s quarterly and annual reporting requirements, as well as the annual actuarial valuations for the Company’s pension and other postretirement benefit plans.

•

In the third quarter of 2005, the Company developed and rolled-out clearly defined and enhanced roles and responsibilities across the Finance, Human Resource, Information Technology, and Global Shared Services functions, for those individuals with responsibilities in this area.

•

The Company completed its implementation and roll-out of a global IT system which will enable the control environment with respect to the tracking of benefit arrangements, collection of census and funding data, assumption-setting and journal entries that are critical to the actuarial valuation and accounting for pension and other postretirement benefit plans.

•

The Company developed a detailed training protocol, which is currently being implemented to the appropriate personnel in the respective functions.  Topics covered in the sessions include accounting for pension and other postretirement benefit plans, training on the newly developed processes, procedures, controls and the global IT system, and Sections 302 and 404 of the Sarbanes-Oxley Act of 2002.

•	Existing regional resources that have consistently demonstrated strong benefits valuation and reporting knowledge have been identified to provide first-level support to their regional colleagues.

•	In preparation for the upcoming annual actuarial valuations, an extensive review of census data quality is being undertaken for all material pension and other postretirement benefit plans.

Although substantial progress has been made, the Company’s remediation efforts are not complete and the Company does not yet have sufficient evidence of the operational effectiveness of the controls undergoing remediation to conclude that such actions have been successful in remediating the material weakness in internal control addressed above.

Changes in Internal Control over Financial Reporting

In connection with the Company’s closing process for the quarter ended September 30, 2005, the Company identified errors in the accounting for restructuring accruals associated with severance and special pension-related termination benefits of $11 million (net of tax) and $4 million (net of tax), respectively. As indicated in Note 1, “Basis of Presentation,” of the consolidated financial statements for the third quarter of 2005, the Company will restate the previously issued financial statements for the first and second quarters of 2005 as a result of these errors. In performing the Company’s quarterly evaluation of the effectiveness and of the design and operation of its disclosure controls and procedures as of September 30, 2005, including its assessment as to whether or not these two items constitute changes during the third quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, the Company considered the following in making its conclusions:

Special Pension-Related Termination Benefits

In reconciling the general ledger balance sheet account for one of the Company’s international pension plans as of September 30, 2005 in accordance with the implementation and reinforcement of controls being undertaken in connection with the Company’s material weakness remediation efforts relating to the pension and postretirement benefit plan area, the Company discovered it had overaccrued the special termination benefits for the quarters ended March 31, 2005 and June 30, 2005 by $2 million (net of tax) and $2 million (net of tax), respectively. The Company performed a root cause analysis to understand the control deficiency, which revealed that the error was the result of a failure in the operation of the existing preventive and detective controls that were appropriately designed to ensure the timely reconciliation of the related general ledger balance sheet account. The Company is in the process of remediating this control deficiency in connection with its ongoing efforts to remediate the material weakness in its internal controls surrounding the accounting for pension and other postretirement benefit plans as discussed above.

Severance

In reconciling the general ledger balance sheet account for severance as of September 30, 2005 relating to one of the Company’s plant closings in the United Kingdom under its ongoing restructuring program, the Company discovered that a spreadsheet error caused it to overstate a severance accrual as of and for the quarter ended June 30, 2005 by $11 million (net of tax). The Company performed a root cause analysis to understand the control deficiencies, which revealed that the error was primarily the result of a failure in the operation of, not the design of, the existing preventive and detective controls surrounding the preparation and review of spreadsheets that include new or changed formulas. This deficiency resulted from a failure to follow established policies and procedures partially due to changes in personnel.

The Company has concluded that this deficiency constitutes a “material weakness” as defined by the Public Company Accounting Oversight Board’s Auditing Standard No. 2. This material weakness resulted in an adjustment that will be included in the restatement of the Company’s consolidated financial statements as of and for the quarter ended June 30, 2005. Additionally, if the material weakness is not corrected, it could result in a material misstatement of other financial statement accounts that utilize spreadsheets that would result in a material misstatement to annual or interim financial statements that might not be prevented or detected.

The Company believes that this material weakness will be remediated by December 31, 2005. As this deficiency resulted from the failure to follow established policies and procedures partially due to changes in personnel, the remediation will primarily constitute the reinforcement, through communication with the appropriate individuals, of the importance of adherence to the internal control structure that is in place.

Except for the matters discussed above and the continuing integration of the second quarter 2005 acquisitions of KPG and Creo Inc., there have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As of and for the year ended December 31, 2004, KPG net sales and total assets were $1,715 million and $1,310 million, respectively. As of and for the year ended September 30, 2004, Creo Inc. net sales and total assets were $636 million and $579 million, respectively.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

During March 2005, the Company was contacted by members of the Division of Enforcement of the Securities and Exchange Commission (the “SEC”) concerning the announced restatement of the Company’s Financial Statements for the full year and quarters of 2003 and the first three unaudited quarters of 2004.  An informal inquiry by the staff of the SEC into the substance of that restatement is continuing.  The Company has fully cooperated with this inquiry, and the staff has indicated that the inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred.

On June 13, 2005, a purported shareholder class action lawsuit was filed against the Company and two of its current executives in the United States District Court for the Southern District of New York.  On June 20, 2005 and August 10, 2005, similar lawsuits were filed against the same defendants in the United States District Court for the Western District of New York.  The complaints filed in each of these actions (collectively, the “Complaints”) seek to allege claims under the Securities Exchange Act on behalf of a proposed class of persons who purchased securities of the Company between April 23, 2003 and September 25, 2003, inclusive.  The substance of the Complaints is that various press releases and other public statements made by the Company during the proposed class period allegedly misrepresented the Company’s financial condition and omitted material information regarding, among other things, the state of the Company’s film and paper business.  The cases have been consolidated in the Western District of New York and the lead plaintiffs are John Dudek and the Alaska Electrical Pension Fund.  Defendants’ initial responses to the Complaints are not yet due.  The Company intends to defend these lawsuits vigorously but is unable currently to predict the outcome of the litigation or to estimate the range of potential loss, if any.

Item 6.  Exhibits

(a)  Exhibits required as part of this report are listed in the index appearing on page 77.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EASTMAN KODAK COMPANY
(Registrant)

Date: November 9, 2005	/s/ Richard G. Brown

Richard G. Brown
Controller

Eastman Kodak Company
Index to Exhibits

Exhibit Number

(3) A.	Certificate of Incorporation, as amended and restated May 11, 2005.
(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, Exhibit 3.)

(3) B.	By-laws, as amended and restated May 11, 2005.
(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, Exhibit 3.)

(4) K.

Secured Credit Agreement, dated as of October 18, 2005, among Eastman Kodak Company and Kodak Graphic Communications Canada Company, the banks named therein, Citigroup Global Markets Inc., as lead arranger and bookrunner, Lloyds TSB Bank PLC, as syndication agent, Credit Suisse, Cayman Islands Branch, Bank of America, N. A. and The CIT Group/Business Credit, Inc., as co-documentation agents, and Citicorp USA, Inc., as agent for the lenders.

(Incorporated by reference to the Eastman Kodak Company Form 8-K, filed on October 24, 2005, Exhibit 4.1.)

(4) L.	Security Agreement, dated as of October 18, 2005, among Eastman Kodak Company, the subsidiary grantors identified therein and Citicorp USA, Inc., as agent, relating to the Secured Credit Agreement.
(Incorporated by reference to the Eastman Kodak Company Form 8-K, filed on October 24, 2005, Exhibit 4.2.)

(4) M.	Canadian Security Agreement, dated as of October 18, 2005, among Kodak Graphic Communications Canada Company and Citicorp USA, Inc., as agent, relating to the Secured Credit Agreement.
(Incorporated by reference to the Eastman Kodak Company Form 8-K, filed on October 24, 2005, Exhibit 4.3.)

(10) F.	Letter dated May 10, 2005, from the Chair, Executive Compensation and Development Committee, to Daniel A. Carp.
(Incorporated by reference to the Eastman Kodak Company Form 8-K, filed on May 11, 2005.)

(10) P.	Amendment to Letter Agreement, effective May 5, 2005, between Eastman Kodak Company and Bernard Masson.
(Incorporated by reference to the Eastman Kodak Company Form 8-K, filed on May 6, 2005.)

Letter Agreement, dated September 30, 2005, between Eastman Kodak Company and
Bernard Masson.
(Incorporated by reference to the Eastman Kodak Company Form 8-K, filed on October 6, 2005.)

(10) S.	Eastman Kodak Company Executive Compensation for Excellence and Leadership Plan, as amended May 11, 2005.
(Incorporated by reference to the Eastman Kodak Company Form 8-K, filed on May 11, 2005.)

(10) BB.	Form of Notice of Award of Restricted Stock with a Deferral Feature, pursuant to the 2005 Omnibus Long-Term Compensation Plan.
(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, Exhibit 10.)

(10) CC.	Notice of Award of Restricted Stock with a Deferral Feature Granted to Antonio M. Perez, Effective June 1, 2005, pursuant to the 2005 Omnibus Long-Term Compensation Plan.
(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, Exhibit 10.)

Eastman Kodak Company
Index to Exhibits (continued)

Exhibit Number

(10) DD.	Letter dated May 10, 2005, from the Chair, Executive Compensation Development Committee, to Antonio M. Perez.
(Incorporated by reference to the Eastman Kodak Company Form 8-K, filed on May 11, 2005.)

(10) EE.	Eastman Kodak Company 2005 Omnibus Long-Term Compensation Plan, effective January 1, 2005.
(Incorporated by reference to the Eastman Kodak Company Form 8-K, filed on May 11, 2005.)

(10) FF.	Form of Notice of Award of Non-Qualified Stock Options pursuant to the 2005 Omnibus Long-Term Compensation Plan.
(Incorporated by reference to the Eastman Kodak Company Form 8-K, filed on May 11, 2005.)

(10) GG.	Form of Notice of Award of Restricted Stock, pursuant to the 2005 Omnibus Long-Term Compensation Plan.
(Incorporated by reference to the Eastman Kodak Company Form 8-K, filed on May 11, 2005.)

(10) HH.	Form of Administrative Guide for Annual Officer Stock Options Grant under 2005 Omnibus Plan.

(10) II.	Form of Award Notice for Annual Director Stock Option Grant under 2005 Omnibus Plan.

(10) JJ.	Form of Award Notice for Annual Director Restricted Stock Grant under 2005 Omnibus Plan

(12)	Statement Re Computation of Ratio of Earnings to Fixed Charges.

(31.1)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.