Form 10-Q/A
period 2005-03-31
EASTMAN KODAK CO
filed 2005-12-12
CIK 31235

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT TO APPLICATION OR REPORT

Filed Pursuant to Section 13 or 15 (d) of
The Securities Exchange Act of 1934

EASTMAN KODAK COMPANY
 (Exact name of registrant as specified in its charter)

AMENDMENT NO. 1

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Eastman Kodak Company’s Quarterly Report on Form 10-Q is to restate the Company’s consolidated financial statements and related disclosures for the quarter ended March 31, 2005.  The restatement reflects adjustments to correct non-cash errors in the Company’s accounting for restructuring accruals associated with special pension-related termination benefits that were discovered in connection with the third quarter 2005 closing process.  The restatement has resulted in the Company’s reducing its previously reported net loss for the three months ended March 31, 2005 of $142 million ($.50 per share) to a net loss of $140 million ($.49 per share).  The nature and impact of these adjustments are described in Note 1: “Basis of Presentation and Restatement” in this Form 10-Q/A.

Except for the revision of management’s conclusion regarding the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2005 presented under Part I, Item 4, the Company has not modified or updated other disclosures presented in the original report on Form 10-Q except for the required effects of the restatement. Accordingly, other than the item indicated above, this Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures. Information not affected by the restatement is unchanged and reflects the disclosure made at the time of the original filing of the Form 10-Q with the Securities and Exchange Commission on May 9, 2005. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q. The following items have been amended as a result of the restatement:

•	Part I – Item 1 - Financial Statements
•	Part I – Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
•	Part I – Item 4 - Controls and Procedures; and
•	Part II – Item 6 - Exhibits

In addition, the Company’s Form 10-Q/A for the period ended June 30, 2005 dated December 12, 2005, the Form 10-Q for the period ended September 30, 2005 dated November 9, 2005, the Form 8-K/A dated April 1, 2005, the Form 8-K dated May 10, 2005, the Form 8-K dated May 11, 2005, the Form 8-K dated May 24, 2005, the Forms 8-K dated May 31, 2005, the Form 8-K dated June 15, 2005, the Forms 8-K dated June 21, 2005, the Form 8-K dated July 8, 2005, the Form 8-K dated July 20, 2005, the Form 8-K dated August 11, 2005, the Form 8-K dated August 22, 2005, the Form 8-K dated August 24, 2005, the Form 8-K dated September 30, 2005, the Form 8-K dated October 17, 2005, the Form 8-K dated October 18, 2005, the Form 8-K dated October 19, 2005, the Form 8-K dated November 4, 2005 and the Form 8-K dated November 18, 2005 are hereby incorporated by reference.

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Eastman Kodak Company
(Registrant)

/s/ Richard G. Brown, Jr.

Richard G. Brown, Jr.
Controller

Date:  December 12, 2005

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

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Eastman Kodak Company
CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share data)

	Three Months Ended March 31

	2005	2004

	(Restated)
Net sales	$2,832	$2,920
Cost of goods sold	2,127	2,113

Gross profit	705	807
Selling, general and administrative expenses	584	549
Research and development costs	199	197
Restructuring costs and other	115	54

(Loss) earnings from continuing operations before interest, other income (charges), net and income taxes	(193)	7
Interest expense	38	44
Other income (charges), net	35	(2)

Loss from continuing operations before income taxes	(196)	(39)
Benefit for income taxes	(55)	(47)

(Loss) earnings from continuing operations	(141)	8
Earnings from discontinued operations, net of income taxes	1	13

NET (LOSS) EARNINGS	$(140)	$21

Basic and diluted net (loss) earnings per share:
Continuing operations	$(.49)	$.03
Discontinued operations	.00	.04

Total	$(.49)	$.07

Number of common shares used in basic net (loss) earnings per share	286.9	286.6
Incremental shares from assumed conversion of options	—	0.1

Number of common shares used in diluted net (loss) earnings per share	286.9	286.7

Eastman Kodak Company
CONSOLIDATED STATEMENT OF OPERATIONS (Continued)
(in millions)

	Three Months Ended March 31

	2005	2004

	(Restated)
CONSOLIDATED STATEMENT OF RETAINED EARNINGS
Retained earnings at beginning of period	$7,922	$7,515
Net (loss) earnings	(140)	21
Loss from issuance of treasury stock	(12)	—

Retained earnings at end of quarter	$7,770	$7,536

The accompanying notes are an integral part of these consolidated financial statements.

Eastman Kodak Company
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(in millions)

	March 31, 2005	Dec. 31, 2004

	(Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,031	$1,255
Receivables, net	2,281	2,544
Inventories, net	1,330	1,158
Deferred income taxes	582	556
Other current assets	149	105
Assets of discontinued operations	30	30

Total current assets	5,403	5,648

Property, plant and equipment, net	4,276	4,512
Goodwill	1,457	1,446
Other long-term assets	3,001	3,131

TOTAL ASSETS	$14,137	$14,737

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and other current liabilities	$3,584	$3,896
Short-term borrowings	553	469
Accrued income taxes	573	625

Total current liabilities	4,710	4,990
OTHER LIABILITIES
Long-term debt, net of current portion	1,856	1,852
Pension and other postretirement liabilities	3,181	3,338
Other long-term liabilities	730	746

Total liabilities	10,477	10,926
SHAREHOLDERS’ EQUITY
Common stock at par	978	978
Additional paid in capital	853	850
Retained earnings	7,770	7,922
Accumulated other comprehensive loss	(115)	(90)
Unearned restricted stock	(5)	(5)

	9,481	9,655
Less: Treasury stock at cost	5,821	5,844

Total shareholders’ equity	3,660	3,811

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,137	$14,737

The accompanying notes are an integral part of these consolidated financial statements.

Eastman Kodak Company
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Three Months Ended March 31

	2005	2004

	(Restated)
Cash flows relating to operating activities:
Net (loss) earnings	$(140)	$21
Adjustments to reconcile to net cash used in operating activities:
Earnings from discontinued operations	(1)	(13)
Equity in (earnings) losses from unconsolidated affiliates	(23)	6
Depreciation and amortization	267	235
Purchased research and development	2	9
Gain on sales of businesses/assets	(1)	—
Restructuring costs, asset impairments and other non-cash charges	32	5
Benefit for deferred taxes	(7)	(35)
Decrease in receivables	239	111
Increase in inventories	(200)	(98)
Decrease in liabilities excluding borrowings	(365)	(271)
Other items, net	(26)	3

Total adjustments	(83)	(48)

Net cash used in continuing operations	(223)	(27)

Net cash used in discontinued operations	—	(4)

Net cash used in operating activities	(223)	(31)

Cash flows relating to investing activities:
Additions to properties	(99)	(91)
Net proceeds from sales of businesses/assets	1	—
Acquisitions, net of cash acquired	(47)	(305)
Distributions from (investments in) unconsolidated affiliates	63	(22)
Marketable securities - purchases	(29)	(34)
Marketable securities - sales	21	26

Net cash used in investing activities	(90)	(426)

Cash flows relating to financing activities:
Net increase (decrease) in borrowings with original maturity of 90 days or less	107	(177)
Proceeds from other borrowings	50	60
Repayment of other borrowings	(69)	(165)
Exercise of employee stock options	11	—

Net cash provided by (used in) financing activities	99	(282)

Effect of exchange rate changes on cash	(10)	(1)

Net decrease in cash and cash equivalents	(224)	(740)
Cash and cash equivalents, beginning of year	1,255	1,250

Cash and cash equivalents, end of quarter	$1,031	$510

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

During the first quarter of 2005, the Company determined that property, plant and equipment was overstated by approximately $9 million ($5 million net of tax) as a result of the fact that interest, which had been capitalized during the construction period, had inadvertently not been written off at the time of the disposal of certain assets.  The Company has assessed the impact of this item on each of the 2000-2004 annual periods and interim periods in 2004 and 2003 and determined that the impact of such errors is immaterial to each of these prior periods.  The additional amount that should have been recorded as expense in each of the years 2000-2004 was less than $1.3 million per year on an after-tax basis.  The Company has concluded that the $9 million adjustment ($5 million net of tax) is immaterial to the results of operations for the quarter ended March 31, 2005 and the expected results for the full year 2005.  Accordingly, the Company recorded an adjustment of $9 million in the period ended March 31, 2005 to write off these balances.  Approximately $7 million of the adjustment relates to assets that were disposed of through restructuring actions and, therefore, is recorded in the restructuring costs and other line within the accompanying Consolidated Statement of Operations.  Approximately $2 million relates to assets that were disposed of in the ordinary course of business and, therefore, is recorded in the cost of goods sold line within the accompanying Consolidated Statement of Operations.

RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has restated the accompanying quarterly consolidated financial statements for the first quarter of 2005 through the filing of this Form 10-Q/A.  The restatement reflects adjustments to correct non-cash errors in the Company’s accounting for restructuring accruals associated with special pension-related termination benefits that were discovered in connection with the third quarter 2005 closing process.  The restatement has resulted in the Company’s reducing its previously reported net loss for the three months ended March 31, 2005 of $142 million ($.50 per share) to a net loss of $140 million ($.49 per share).

The errors giving rise to the restatement adjustments were identified when, in reconciling the general ledger account for one of the Company’s international pension plans as of September 30, 2005, the Company discovered it had inadvertently overaccrued the special termination benefits as of and for the three months ended March 31, 2005 by $2 million (net of tax).

The impact of the restatement adjustments on the Consolidated Statement of Operations for the three months ended March 31, 2005 is presented below (in millions, except per share data).  The impact of the restatement adjustments on the Consolidated Statement of Financial Position and Consolidated Statement of Cash Flows is not presented, as it is immaterial.

	As Previously Reported	Severance and Pension-Related Restructuring Accrual Adjustments	As Restated

Net sales	$2,832	$—	$2,832
Cost of goods sold	2,127	—	2,127

Gross profit	705	—	705
Selling, general and administrative expenses	584	—	584
Research and development costs	199	—	199
Restructuring costs and other	118	(3)	115

Loss from continuing operations before interest, other income, net and income taxes	(196)	3	(193)
Interest expense	38	—	38
Other income, net	35	—	35

Loss from continuing operations before income taxes	(199)	3	(196)
Benefit for income taxes	(56)	1	(55)

Loss from continuing operations	(143)	2	(141)
Earnings from discontinued operations, net of income taxes	1	—	1

Net loss	$(142)	$2	$(140)

Basic and diluted net loss per share:
Continuing operations	$(.50)	$.01	$(.49)
Discontinued operations	.00	—	.00

Total	$(.50)	$.01	$(.49)

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

The gross carrying amount and accumulated amortization by major intangible asset category as of March 31, 2005 and December 31, 2004 were as follows:

(in millions)

	As of March 31, 2005			Weighted-Average Amortization Period

	Gross Carrying Amount	Accumulated Amortization	Net

Technology-based	$280	$111	$169	8 years
Customer-related	210	45	165	15 years
Other	174	23	151	13 years

Total	$664	$179	$485	11 years

(in millions)

	As of December 31, 2004			Weighted-Average Amortization Period

	Gross Carrying Amount	Accumulated Amortization	Net

Technology-based	$264	$106	$158	8 years
Customer-related	206	34	172	15 years
Other	168	20	148	13 years

Total	$638	$160	$478	11 years

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

NOTE 5:  INCOME TAXES

A reconciliation between the U.S. federal income tax rate, the Company’s estimated annual effective tax rate and the first quarter income tax rate from continuing operations was as follows:

	Three months ended March 31,

	2005	2004

U.S. statutory tax rate	(35.0)%	(35.0)%
Increase (decrease) in statutory rate resulting from:
State and other income taxes, net of federal	(0.6)%	(0.6)%
Export sales and manufacturing credits	1.7	2.0
Operations outside the U.S.	21.7	19.0
Valuation allowance	1.0	—
Interest on reserves	(3.1)	(6.1)
Other, net	1.3	(0.3)

Estimated annual effective tax rate	(13.0)%	(21.0)%
Impact from discrete period items:
Restructuring	(15.0)%	(15.0)%
Purchased in-process R&D	—	(4.0)
Tax settlement	—	(83.0)

First quarter income tax rate	(28.0)%	(123.0)%

For the period ended March 31, 2005, discrete period tax benefits of $56 million were recorded in connection with restructuring charges of $206 million, which when aggregated are taxed in jurisdictions with tax rates greater than the estimated annual effective tax rate.

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

Restructuring Programs Summary

The activity in the accrued restructuring balances and the non-cash charges incurred in relation to all of the restructuring programs described below were as follows for the first quarter of 2005:

(in millions)

	Balance Dec. 31, 2004	Costs Incurred	Reversals	Cash Payments	Non-cash Settlements	Other Adjustments and Reclasses (1)	Balance Mar. 31, 2005

		(Restated)				(Restated)
2004-2006 Program:
Severance reserve	$267	$70	$—	$(72)	$—	$(43)	$222
Exit costs reserve	36	23	—	(18)	—	—	41

Total reserve	$303	$93	$—	$(90)	$—	$(43)	$263

Long-lived asset impairments and inventory write-downs	$—	$34	$—	$—	$(34)	$—	$—

Accelerated depreciation	$—	$81	$—	$—	$(81)	$—	$—

Pre-2004 Programs:
Severance reserve	$40	$—	$(1)	$(12)	$—	$—	$27
Exit costs reserve	12	—	(1)	(2)	—	—	9

Total reserve	$52	$—	$(2)	$(14)	$—	$—	$36

Total of all restructuring programs	$355	$208	$(2)	$(104)	$(115)	$(43)	$299

(1)

The Other Adjustments and Reclasses column of the table above includes reclassifications to Other long-term assets and Pension and other postretirement liabilities (for amounts relating to restructuring actions that impacted the Company’s retirement and postretirement plans) in the Consolidated Statement of Financial Position.  It also includes foreign currency translation adjustments of $(9) million, which are reflected in accumulated other comprehensive loss within the Consolidated Statement of Financial Position.

The costs incurred, net of reversals, which total $206 million for the three months ended March 31, 2005, include $81 million and $10 million of charges related to accelerated depreciation and inventory write-downs that were reported in cost of goods sold in the accompanying Consolidated Statement of Operations for the three months ended March 31, 2005.  The remaining costs incurred, net of reversals, of $115 million were reported as restructuring costs and other in the accompanying Consolidated Statement of Operations for the three months ended March 31, 2005.    The severance costs and exit costs require the outlay of cash, while long-lived asset impairments, accelerated depreciation and inventory write-downs represent non-cash items.

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

The Company implemented certain actions under this program during the first quarter of 2005.  As a result of these actions, the Company recorded charges of $127 million in the first quarter of 2005, which were composed of severance, long-lived asset impairments, exit costs and inventory write-downs of $70 million, $24 million, $23 million and $10 million, respectively.  The severance costs related to the elimination of approximately 1,650 positions, including approximately 450 photofinishing, 400 manufacturing, 25 research and development and 775 administrative positions.  The geographic composition of the positions to be eliminated includes approximately 500 in the United States and Canada and 1,150 throughout the rest of the world.  The reduction of the 1,650 positions and the $93 million charges for severance and exit costs are reflected in the 2004-2006 Restructuring Program table below.  The $24 million charge for long-lived asset impairments was included in restructuring costs and other in the accompanying Consolidated Statement of Operations for the quarter ended March 31, 2005.  The long-lived asset impairment charge of $24 million includes a charge of approximately $7 million to write off the capitalized interest relating to assets that were disposed of in periods prior to the first quarter of 2005.  See Note 1 under “Basis of Presentation” for further discussion of this charge.  The charges taken for inventory write-downs of $10 million were reported in cost of goods sold in the accompanying Consolidated Statement of Operations for the quarter ended March 31, 2005.

Under this program, on a life-to-date basis as of March 31, 2005, the Company has recorded charges of $801 million, which was composed of severance, long-lived asset impairments, exit costs and inventory write-downs of $488 million, $162 million, $122 million and $29 million, respectively.  The severance costs related to the elimination of approximately 11,275 positions, including approximately 5,150 photofinishing, 3,975 manufacturing, 450 research and development, and 1,700 administrative positions.

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

The severance charges of $70 million were reported in restructuring costs and other in the accompanying Consolidated Statement of Operations for the three months ended March 31, 2005.  Included in the $70 million charge taken for severance costs was a net curtailment gain of $7 million.  In addition, a reclassification of $41 million was made to other postretirement benefits on the Company’s Consolidated Statement of Financial Position as of March 31, 2005.  These amounts were previously recorded as severance costs in periods previous to the three months ended March 31, 2005.  This net curtailment gain and special termination benefits are disclosed in Note 9, “Retirement Plans and Other Postretirement Benefits.” The exit costs of $23 million were reported in restructuring costs and other in the accompanying Consolidated Statement of Operations for the three months ended March 31, 2005.  The severance costs and exit costs require the outlay of cash, while the long-lived asset impairments and inventory write-downs represent non-cash items.  During the first quarter of 2005, the Company made $72 million of severance payments and $18 million of exit costs payments related to the 2004-2006 Restructuring Program.  As a result of the initiatives already implemented under the 2004-2006 Restructuring Program, severance payments will be paid during periods through 2007 since, in many instances, the employees whose positions were eliminated can elect or are required to receive their payments over an extended period of time.  In addition, certain exit costs, such as long-term lease payments, will be paid during periods through 2007.

As a result of initiatives implemented under the 2004-2006 Restructuring Program, the Company recorded $81 million of accelerated depreciation on long-lived assets in cost of goods sold in the accompanying Consolidated Statement of Operations for the three months ended March 31, 2005.  The accelerated depreciation relates to long-lived assets accounted for under the held and used model of SFAS No. 144.  Accelerated depreciation represents a non-cash item.  The first quarter amount of $81 million relates to $20 million of photofinishing facilities and equipment, $60 million of manufacturing facilities and equipment, and $1 million of administrative facilities and equipment that will be used until their abandonment.  The Company will incur accelerated depreciation charges of approximately $86 million in the second quarter of 2005 as a result of the initiatives already implemented under the 2004-2006 Restructuring Program.

The charges of $208 million recorded in the first quarter included $70 million applicable to the D&FIS segment, $7 million applicable to the Health segment, and $4 million applicable to the Graphics Communication segment.  The balance of $127 million was applicable to manufacturing, research and development, and administrative functions, which are shared across all segments.

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

In addition, the Company reversed $1 million of severance reserves and $1 million of exit costs reserves.  The severance reserve reversals were recorded, as severance payments were less than originally estimated.  The exit costs reserves reversed in the first quarter of 2005 resulted from the Company settling certain exit cost obligations for an amount that was less than originally estimated.  The severance and exit costs reserve reversals were included in restructuring costs and other in the accompanying Consolidated Statement of Operations for the quarter ended March 31, 2005.

NOTE 9:  RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of the net periodic benefit cost for all major funded and unfunded U.S. and Non-U.S. defined benefit plans for the three months ended March 31 are as follows:

(in millions)

	2005		2004

	U.S.	Non- U.S.	U.S.	Non- U.S.

		(Restated)
Service cost	$30	$11	$31	$9
Interest cost	90	42	99	39
Expected return on plan assets	(130)	(52)	(138)	(42)
Amortization of:
Prior service cost	—	8	—	(5)
Actuarial loss	10	17	7	12

	—	26	(1)	13
Special termination benefits	—	41	—	1
Curtailment loss (gain)	—	(4)	7	(7)

Net pension cost	—	63	6	7
Other plans including unfunded plans	—	2	—	5

Total net pension cost	$—	$65	$6	$12

For the quarters ended March 31, 2005 and 2004, $41 million and $1 million, respectively, of special termination benefits charges were incurred as a result of the Company’s restructuring actions and, therefore, has been included in restructuring costs and other in the Consolidated Statement of Operations.  Additionally, as a result of the Company’s restructuring action, the Company recognized a net curtailment benefit of $4 million that has been included in restructuring costs and other in the Consolidated Statement of Operations for the quarter ended March 31, 2005.

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

The Company has determined the pro forma net earnings and net earnings per share information for the three months ended March 31, 2004 as if the fair value method of SFAS No. 123 had been applied to its stock-based employee compensation.  Net earnings, as reported, and the pro forma information is as follows:

(in millions, except per share data)

Three Months Ended March 31, 2004

Net earnings, as reported	$21
Deduct: Total stock-based employee compensation expense determined under fair value method of all awards, net of related tax effects	(2)

Pro forma net earnings	$19

Net earnings per share:
Basic and diluted - as reported	$.07
Basic and diluted - pro forma	$.07

NOTE 12:  COMPREHENSIVE LOSS
(in millions)

	Three Months Ended March 31

	2005	2004

	(Restated)
Net (loss) income	$(140)	$21
Unrealized losses on available-for-sale securities	(1)	(1)
Realized and unrealized gains from hedging activity	—	4
Currency translation adjustments	(99)	(26)
Minimum pension liability adjustment	75	(45)

Total comprehensive loss	$(165)	$(47)

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

Of the $15 million of acquired intangible assets, $2 million was assigned to research and development assets that were written off at the date of acquisition.  This amount was determined by identifying research and development projects that had not yet reached technological feasibility and for which no alternative future uses exist.  The value of the projects identified to be in progress was determined by estimating the future cash flows from the projects once commercialized, less costs to complete development and discounting these net cash flows back to their present value.  The discount rate used for these five research and development projects was 18%.  The charges for the write-off were included as research and development costs in the Company’s Consolidated Statement of Operations for the three months ended March 31, 2005.

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

Segment financial information is shown below:

(in millions)

	Three Months Ended March 31

	2005	2004

	(Restated)
Net sales from continuing operations:
D&FIS	$1,801	$1,978
Health	626	631
Graphic Communications	368	283
All Other	37	28

Consolidated total	$2,832	$2,920

Earnings (loss) from continuing operations before interest, other income (charges), net and income taxes:
D&FIS	$4	$25
Health	71	95
Graphic Communications	(20)	—
All Other	(42)	(35)

Total of segments	13	85
Restructuring costs and other	(206)	(78)

Consolidated total	$(193)	$7

Earnings (loss) from continuing operations:
D&FIS	$12	$21
Health	63	75
Graphic Communications	(1)	(2)
All Other	(37)	(29)

Total of segments	37	65
Restructuring costs and other	(206)	(78)
Interest expense	(38)	(44)
Other corporate items	5	2
Income tax effects on above items and taxes not allocated to segments	61	63

Consolidated total	$(141)	$8

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restatement of Previously Issued Financial Statements

The Company restated the accompanying quarterly consolidated financial statements for the first quarter of 2005 through the filing of this Form 10-Q/A.  The restatement reflects adjustments to correct non-cash errors in the Company’s accounting for restructuring accruals associated with special pension-related termination benefits that were discovered in connection with the third quarter 2005 closing process.  The restatement has resulted in the Company’s reducing its previously reported net loss for the three months ended March 31, 2005 of $142 million ($.50 per share) to a net loss of $140 million ($.49 per share).  The nature and impact of these adjustments are described in Note 1: “Basis of Presentation and Restatement” in this Form 10-Q/A.

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

SUMMARY
(in millions, except per share data)

	Three Months Ended March 31

	2005	2004	Change

	(Restated)
Net sales	$2,832	$2,920	- 3%
(Loss) earnings from continuing operations before interest, other income (charges), net and income taxes	(193)	7	- 2857
(Loss) earnings from continuing operations	(141)	8	- 1863
Earnings from discontinued operations	1	13
Net (loss) earnings	(140)	21	- 767
Basic and diluted net (loss) earnings per share:
Continuing operations	(.49)	.03	- 1733
Discontinued operations	.00	.04
Total	(.49)	.07	- 800

Net Sales from Continuing Operations by Reportable Segment and All Other
(in millions)

	Three Months Ended March 31

	2005	2004	Change

D&FIS
Inside the U.S.	$701	$741	- 5%
Outside the U.S.	1,100	1,237	- 11

Total D&FIS	1,801	1,978	- 9

Health
Inside the U.S.	245	258	- 5
Outside the U.S.	381	373	+ 2

Total Health	626	631	- 1

Graphic Communications
Inside the U.S.	156	112	+39
Outside the U.S.	212	171	+24

Total Graphic Communications	368	283	+30

All Other
Inside the U.S.	13	15	-13
Outside the U.S.	24	13	+85

Total All Other	37	28	+32

Consolidated total	$2,832	$2,920	- 3%

(Loss) Earnings from Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes by Reportable Segment and All Other
(in millions)

	Three Months Ended March 31

	2005	2004	Change

	(Restated)
D&FIS	$4	$25	- 84%
Percent of Sales	0%	1%
Health	$71	$95	- 25%
Percent of Sales	11%	15%
Graphic Communications	$(20)	$—
Percent of Sales	(5)%
All Other	$(42)	$(35)	- 20%
Percent of Sales	(114)%	(125)%

Total of segments	$13	$85	- 85%
Percent of Sales	0%	3%
Restructuring costs and other	(206)	(78)

Consolidated total	$(193)	$7	- 2857%

(Loss) Earnings from Continuing Operations by Reportable Segment and All Other
(in millions)

	Three Months Ended March 31

	2005	2004	Change

	(Restated)
D&FIS	$12	$21	- 43%
Percent of Sales	1%	1%
Health	$63	$75	- 16%
Percent of Sales	10%	12%
Graphic Communications	$(1)	$(2)	+ 50%
Percent of Sales	0%	(1)%
All Other	$(37)	$(29)	- 28%
Percent of Sales	(100)%	(104)%

Total of segments	$37	$65	- 43%
Percent of Sales	1%	2%
Restructuring costs and other	(206)	(78)
Interest expense	(38)	(44)
Other corporate items	5	2
Income tax effects on above items and taxes not allocated to above	61	63

Consolidated total	$(141)	$8	- 1863%

COSTS AND EXPENSES
(in millions)

	Three Months Ended March 31

	2005	2004	Change

Gross profit	$705	$807	-13%
Percent of Sales	24.9%	27.6%
Selling, general and administrative expenses	$584	$549	+ 6%
Percent of Sales	20.6%	18.8%
Research and development costs	$199	$197	+ 1%
Percent of Sales	7.0%	6.7%

2005 COMPARED WITH 2004
(2005 Restated)

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

Earnings (Loss) From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

The loss from continuing operations before interest, other income (charges), net and income taxes for the first quarter of 2005 was $193 million as compared with earning of $7 million for the first quarter of 2004, representing a decrease of $200 million, or 2857%.  This decrease is primarily attributable to the reasons described above.

Interest Expense

Interest expense for the first quarter of 2005 was $38 million as compared with $44 million for the prior year quarter, representing a decrease of $6 million, or 14%.  Lower interest expense is a result of lower year over year average debt balances.

Other Income (Charges), Net

The other income (charges), net component includes principally investment income, income and losses from equity investments, foreign exchange, and gains and losses on the sales of assets and investments.  Other income for the current quarter was $35 million as compared with other charges of $2 million for the first quarter of 2004.  The improvement of $37 million is primarily attributable to approximately $17 million resulting from the absence of losses from the Company’s equity investment in the NexPress joint venture for the current year quarter as compared with the prior year quarter and an increase in income from the Company’s equity investment in Kodak Polychrome Graphics (KPG) of approximately $7 million.  In the prior period the NexPress investments were accounted for under the equity method and included in other income (charges), net.  As a result of the Company’s purchase of Heidelberg’s 50% interest in the NexPress joint venture, which closed on May 1, 2004, NexPress is consolidated in the Company’s Statement of Operations and included in the Graphic Communications segment.

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

During the first quarter of 2005, the Company recorded a tax benefit of $55 million, representing an income tax rate from continuing operations of approximately 28.0%.  The income tax rate of 28.0% for the quarter differs from the estimated annual effective tax rate of 13.0% due to discrete period tax benefits of $56 million.  These discrete period tax benefits resulted from net focused cost reduction charges.

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

(Loss) Earnings From Continuing Operations

The loss from continuing operations for the first quarter of 2005 was $141 million, or $.49 per basic and diluted share, as compared with earnings from continuing operations for the first quarter of 2004 of $8 million, or $.03 per basic and diluted share, representing a decrease of $149 million.  This decrease in earnings from continuing operations is attributable to the reasons described above.

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

NET (LOSS) EARNINGS

The net loss for the first quarter of 2005 was $140 million, or $.49 per basic and diluted share, as compared with net earnings for the first quarter of 2004 of $21 million, or $.03 per basic and diluted share, representing a decrease of $161 million, or 767%.  This decrease is primarily attributable to the reasons outlined above.

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

Restructuring Programs Summary

The activity in the accrued restructuring balances and the non-cash charges incurred in relation to all of the restructuring programs described below were as follows for the first quarter of 2005:

(in millions)

	Balance Dec. 31, 2004	Costs Incurred	Reversals	Cash Payments	Non-Cash Settlements	Other Adjustments and Reclasses (1)	Balance Mar. 31, 2005

		(Restated)				(Restated)
2004-2006 Program:
Severance reserve	$267	$70	$—	$(72)	$—	$(43)	$222
Exit costs reserve	36	23	—	(18)	—	—	41

Total reserve	$303	$93	$—	$(90)	$—	$(43)	$263

Long-lived asset impairments and inventory write-downs	$—	$34	$—	$—	$(34)	$—	$—

Accelerated depreciation	$—	$81	$—	$—	$(81)	$—	$—

Pre-2004 Programs:
Severance reserve	$40	$—	$(1)	$(12)	$—	$—	$27
Exit costs reserve	12	—	(1)	(2)	—	—	9

Total reserve	$52	$—	$(2)	$(14)	$—	$—	$36

Total of all restructuring programs	$355	$208	$(2)	$(104)	$(115)	$(43)	$299

(1)

The Other Adjustments and Reclasses column of the table above includes reclassifications to Other long-term assets and Pension and other postretirement liabilities (for amounts relating to restructuring actions that impacted the Company’s retirement and postretirement plans) in the Consolidated Statement of Financial Position.  It also includes foreign currency translation adjustments of $(9) million, which are reflected in accumulated other comprehensive loss within the Consolidated Statement of Financial Position.

The costs incurred, net of reversals, which total $206 million for the three months ended March 31, 2005, include $81 million and $10 million of charges related to accelerated depreciation and inventory write-downs that were reported in cost of goods sold in the accompanying Consolidated Statement of Operations for the three months ended March 31, 2005.  The remaining costs incurred, net of reversals, of $115 million were reported as restructuring costs and other in the accompanying Consolidated Statement of Operations for the three months ended March 31, 2005.    The severance costs and exit costs require the outlay of cash, while long-lived asset impairments, accelerated depreciation and inventory write-downs represent non-cash items.

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

The Company implemented certain actions under this program during the first quarter of 2005.  As a result of these actions, the Company recorded charges of $127 million in the first quarter of 2005, which were composed of severance, long-lived asset impairments, exit costs and inventory write-downs of $70 million, $24 million, $23 million and $10 million, respectively.  The severance costs related to the elimination of approximately 1,650 positions, including approximately 450 photofinishing, 400 manufacturing, 25 research and development and 775 administrative positions.  The geographic composition of the positions to be eliminated includes approximately 500 in the United States and Canada and 1,150 throughout the rest of the world.  The reduction of the 1,650 positions and the $93 million charges for severance and exit costs are reflected in the 2004-2006 Restructuring Program table below.  The $24 million charge for long-lived asset impairments was included in restructuring costs and other in the accompanying Consolidated Statement of Operations for the quarter ended March 31, 2005.  The long-lived asset impairment charge of $24 million includes a charge of approximately $7 million to write off the capitalized interest relating to assets that were disposed of in periods prior to the first quarter of 2005.  See Note 1 under “Basis of Presentation” for further discussion of this charge.  The charges taken for inventory write-downs of $10 million were reported in cost of goods sold in the accompanying Consolidated Statement of Operations for the quarter ended March 31, 2005.

Under this program, on a life-to-date basis as of March 31, 2005, the Company has recorded charges of $801 million, which was composed of severance, long-lived asset impairments, exit costs and inventory write-downs of $488 million, $162 million, $122 million and $29 million, respectively.  The severance costs related to the elimination of approximately 11,275 positions, including approximately 5,150 photofinishing, 3,975 manufacturing, 450 research and development, and 1,700 administrative positions.

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

The severance charges of $70 million were reported in restructuring costs and other in the accompanying Consolidated Statement of Operations for the three months ended March 31, 2005.  Included in the $70 million charge taken for severance costs was a net curtailment gain of $7 million.  In addition, a reclassification of $41 million was made to other postretirement benefits on the Company’s Consolidated Statement of Financial Position as of March 31, 2005.  These amounts were previously recorded as severance costs in periods previous to the three months ended March 31, 2005.  This net curtailment gain and special termination benefits are disclosed in Note 9, “Retirement Plans and Other Postretirement Benefits.” The exit costs of $23 million were reported in restructuring costs and other in the accompanying Consolidated Statement of Operations for the three months ended March 31, 2005.  The severance costs and exit costs require the outlay of cash, while the long-lived asset impairments and inventory write-downs represent non-cash items.  During the first quarter of 2005, the Company made $72 million of severance payments and $18 million of exit costs payments related to the 2004-2006 Restructuring Program.  As a result of the initiatives already implemented under the 2004-2006 Restructuring Program, severance payments will be paid during periods through 2007 since, in many instances, the employees whose positions were eliminated can elect or are required to receive their payments over an extended period of time.  In addition, certain exit costs, such as long-term lease payments, will be paid during periods through 2007.

As a result of initiatives implemented under the 2004-2006 Restructuring Program, the Company recorded $81 million of accelerated depreciation on long-lived assets in cost of goods sold in the accompanying Consolidated Statement of Operations for the three months ended March 31, 2005.  The accelerated depreciation relates to long-lived assets accounted for under the held and used model of SFAS No. 144.  Accelerated depreciation represents a non-cash item.  The first quarter amount of $81 million relates to $20 million of photofinishing facilities and equipment, $60 million of manufacturing facilities and equipment, and $1 million of administrative facilities and equipment that will be used until their abandonment.  The Company will incur accelerated depreciation charges of approximately $86 million in the second quarter of 2005 as a result of the initiatives already implemented under the 2004-2006 Restructuring Program.

The charges of $208 million recorded in the first quarter included $70 million applicable to the D&FIS segment, $7 million applicable to the Health segment, and $4 million applicable to the Graphics Communication segment.  The balance of $127 million was applicable to manufacturing, research and development, and administrative functions, which are shared across all segments.

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

In addition, the Company reversed $1 million of severance reserves and $1 million of exit costs reserves.  The severance reserve reversals were recorded, as severance payments were less than originally estimated.  The exit costs reserves reversed in the first quarter of 2005 resulted from the Company settling certain exit cost obligations for an amount that was less than originally estimated.  The severance and exit costs reserve reversals were included in restructuring costs and other in the accompanying Consolidated Statement of Operations for the quarter ended March 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash and cash equivalents decreased $224 million to $1,031 million at March 31, 2005.  The decrease resulted primarily from $223 million of net cash used in operating activities and $90 million of net cash used in investing activities, offset by $99 million of net cash provided by financing activities.

The net cash used in operating activities of $223 million was primarily attributable to increases in inventories of $200 million and a decrease in liabilities excluding borrowings of $365 million, which included $104 million of restructuring payments.  The increase in inventories is primarily due to: 1) seasonal build of inventory in preparation for second and third quarter sales volumes; and 2) seasonally lower first quarter 2005 sales compared with fourth quarter 2004.  These uses of cash were partially offset by decreases in receivables of $239 million.  In addition, there was a net loss of $140 million, which, when adjusted for the earnings from discontinued operations, equity in losses from unconsolidated affiliates, depreciation, purchased research and development, the gain on sales of businesses/assets, restructuring costs, asset impairments and other non-cash charges, and benefit from deferred taxes, provided $129 million of operating cash.  The decrease in receivables is a result of seasonally lower sales levels in the three month period ended March 31, 2005 compared with fourth quarter 2004 sales.

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

During the first quarter of 2005, the Company expended $104 million against the related restructuring reserves, primarily for the payment of severance benefits.  Employees whose positions were eliminated could elect to receive severance payments for up to two years following their date of termination.

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

Item 4.  Controls and Procedures

This Item 4 disclosure has been updated from what was originally reported for the quarter ended March 31, 2005 solely to reflect the results of the Company’s evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2005, which identified a material weakness that effectively led to the requirement to restate the previously issued financial statements for the first and second quarters of 2005.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities and Exchange Act Rule 13a-15.  Based upon this evaluation and the evaluation that was subsequently conducted as of September 30, 2005, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective for the reasons more fully described below related to (1) the unremediated material weaknesses in the Company’s internal control over financial reporting identified during the Company’s evaluation pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 as of the year ended December 31, 2004 and (2) the material weakness that was identified during the third quarter of 2005, as described below under “Changes in Internal Control over Financial Reporting.”  A material weakness is a control deficiency, or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

To address these control weaknesses, the Company performed additional analysis and performed other procedures in order to prepare the unaudited quarterly consolidated financial statements in accordance with generally accepted accounting principles in the United States of America.  Accordingly, management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q/A fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

Changes in Internal Control over Financial Reporting

In connection with the Company’s closing process for the quarter ended September 30, 2005, the Company identified errors in the accounting for restructuring accruals associated with severance and special pension-related termination benefits of $11 million (net of tax) and $4 million (net of tax), respectively.  As indicated in Note 1, “Basis of Presentation and Restatement,” of the consolidated financial statements for the third quarter of 2005, the Company has restated the previously issued financial statements for the first and second quarters of 2005 due to these errors, which resulted in reductions of $2 million (net of tax) and $13 million (net of tax), respectively, in the previously reported net losses for those periods.  In performing the Company’s quarterly evaluation of the effectiveness and of the design and operation of its disclosure controls and procedures as of September 30, 2005, including its assessment as to whether or not these two items constitute changes during the third quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s control over financial reporting, the Company considered the following in making its conclusions:

Special Pension-Related Termination Benefits

In reconciling the general ledger balance sheet account for one of the Company’s international pension plans as of September 30, 2005 in accordance with the implementation and reinforcement of controls being undertaken in connection with the Company’s material weakness remediation efforts relating to the pension and postretirement benefit plan area, the Company discovered it had overaccrued the special termination benefits for the quarters ended March 31, 2005 and June 30, 2005 by $2 million (net of tax) and $2 million (net of tax), respectively.  The Company performed a root cause analysis to understand the control deficiency, which revealed that the error was the result of a failure in the operation of the existing preventive and detective controls that were appropriately designed to ensure the timely reconciliation of the related general ledger balance sheet account.  The Company is in the process of remediating this control deficiency in connection with its ongoing efforts to remediate the material weakness in its internal controls surrounding the accounting for pension and other postretirement benefits plans as discussed above.

Severance

In reconciling the general ledger balance sheet account for severance as of September 30, 2005 relating to one of the Company’s plant closings in the United Kingdom under its ongoing restructuring program, the Company discovered that a spreadsheet error caused it to overstate a severance accrual as of and for the quarter ended June 30, 2005 by $11 million (net of tax).  The Company performed a root cause analysis to understand the control deficiency, which revealed that the error was primarily the result of a failure in the operation of, not the design of, the existing preventive and detective controls surrounding the preparation and review of spreadsheets that include new or changed formulas.  This deficiency resulted from a failure to follow established policies and procedures partially due to changes in personnel.

The Company has concluded that this deficiency constitutes a “material weakness” as defined by the Public Company Accounting Oversight Board’s Auditing Standard No. 2.  This material weakness resulted in an adjustment that was included in the restatement of the Company’s consolidated financial statements as of and for the quarter ended June 30, 2005.  Additionally, if the material weakness is not corrected, it could result in a material misstatement of other financial statement accounts that utilize spreadsheets that would result in a material misstatement to annual or interim financial statements that might not be prevented or detected.

The Company believes that this material weakness will be remediated by December 31, 2005.  As this deficiency resulted from the failure to follow established policies and procedures partially due to changes in personnel, the remediation will primarily consist of the reinforcement, through communication with the appropriate individuals, of the importance of adherence to the internal control structure that is in place.

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

EASTMAN KODAK COMPANY
(Registrant)

Date: December 12, 2005	/s/ Richard G. Brown, Jr.

Richard G. Brown, Jr.
Controller

Eastman Kodak Company and Subsidiary Companies
Index to Exhibits

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