Form 10-Q/A
period 2005-06-30
EASTMAN KODAK CO
filed 2005-12-12
CIK 31235

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT TO APPLICATION OR REPORT

Filed Pursuant to Section 13 or 15 (d) of
The Securities Exchange Act of 1934

EASTMAN KODAK COMPANY
 (Exact name of registrant as specified in its charter)

AMENDMENT NO. 1

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Eastman Kodak Company’s Quarterly Report on Form 10-Q is to restate the Company’s consolidated financial statements and related disclosures for the three and six month periods ended June 30, 2005.  The restatement reflects adjustments to correct non-cash errors in the Company’s accounting for restructuring accruals associated with severance and special pension-related termination benefits that were discovered in connection with the third quarter 2005 closing process.  The restatement has resulted in the Company’s reducing its previously reported net losses for the three and six month periods ended June 30, 2005 of $154 million ($.54 per share) and $296 million ($1.03 per share), respectively, to net losses of $141 million ($.49 per share) and $281 million ($.98 per share), respectively.  The nature and impact of these adjustments are described in Note 1: “Basis of Presentation and Restatement” in this Form 10-Q/A.

Except for the revision of management’s conclusion regarding the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2005 presented under Part I, Item 4, the Company has not modified or updated other disclosures presented in the original report on Form 10-Q except for the required effects of the restatement.  Accordingly, other than the item indicated above, this Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures. Information not affected by the restatement is unchanged and reflects the disclosure made at the time of the original filing of the Form 10-Q with the Securities and Exchange Commission on August 9, 2005.  Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q.  The following items have been amended as a result of the restatement:

•	Part I – Item 1 - Financial Statements
•	Part I – Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
•	Part I – Item 4 - Controls and Procedures; and
•	Part II – Item 6 - Exhibits

In addition, the Company’s Form 10-Q/A for the period ended March 31, 2005 dated December 12, 2005, the Form 10-Q for the period ended September 30, 2005 dated November 9, 2005, the Form 8-K dated August 11, 2005, the Form 8-K dated August 22, 2005, the Form 8-K dated August 24, 2005, the Form 8-K dated September 30, 2005, the Form 8-K dated October 17, 2005, the Form 8-K dated October 18, 2005, the Form 8-K dated October 19, 2005, the Form 8-K dated November 4, 2005 and the Form 8-K dated November 18, 2005 are hereby incorporated by reference.

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

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Eastman Kodak Company
CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share data)

	Three Months Ended June 30		Six Months Ended June 30

	2005	2004	2005	2004

	(Restated)		(Restated)
Net sales	$3,686	$3,464	$6,518	$6,384
Cost of goods sold	2,622	2,363	4,749	4,476

Gross profit	1,064	1,101	1,769	1,908
Selling, general and administrative expenses	654	615	1,238	1,164
Research and development costs	276	213	475	410
Restructuring costs and other	253	134	368	188

(Loss) earnings from continuing operations before interest, other income (charges), net and income taxes	(119)	139	(312)	146
Interest expense	49	43	87	87
Other income (charges), net	(37)	8	(2)	6

(Loss) earnings from continuing operations before income taxes	(205)	104	(401)	65
Benefit for income taxes	(64)	(15)	(119)	(62)

(Loss) earnings from continuing operations	(141)	119	(282)	127
Earnings from discontinued operations, net of income taxes	—	17	1	30

NET (LOSS) EARNINGS	$(141)	$136	$(281)	$157

Basic net (loss) earnings per share:
Continuing operations	$(.49)	$.42	$(.98)	$.44
Discontinued operations	—	.06	—	.11

Total	$(.49)	$.48	$(.98)	$.55

Diluted net (loss) earnings per share:
Continuing operations	$(.49)	$.40	$(.98)	$.44
Discontinued operations	—	.06	—	.09

Total	$(.49)	$.46	$(.98)	$.53

Number of common shares used in basic net (loss) earnings per share	287.1	286.6	287.0	286.6
Effect of dilutive securities:
Employee stock options	—	0.1	—	0.1
Contingent convertible notes	—	18.5	—	18.5

Number of common shares used in diluted net (loss) earnings per share	287.1	305.2	287.0	305.2

Eastman Kodak Company
CONSOLIDATED STATEMENT OF OPERATIONS (Continued)
(in millions)

	Three Months Ended June 30		Six Months Ended June 30

	2005	2004	2005	2004

	(Restated)		(Restated)
CONSOLIDATED STATEMENT OF RETAINED EARNINGS
Retained earnings at beginning of period	$7,770	$7,536	$7,922	$7,515
Net (loss) earnings	(141)	136	(281)	157
Cash dividend declared	(72)	(72)	(72)	(72)
Loss from issuance of treasury stock	(2)	(1)	(14)	(1)

Retained earnings at end of period	$7,555	$7,599	$7,555	$7,599

The accompanying notes are an integral part of these consolidated financial statements.

Eastman Kodak Company
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(in millions)

	June 30, 2005	Dec. 31, 2004

	(Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$553	$1,255
Receivables, net	2,976	2,544
Inventories, net	1,523	1,158
Deferred income taxes	582	556
Other current assets	136	105
Assets of discontinued operations	30	30

Total current assets	5,800	5,648

Property, plant and equipment, net	4,462	4,512
Goodwill	2,004	1,446
Other long-term assets	3,320	3,131

TOTAL ASSETS	$15,586	$14,737

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and other current liabilities	$3,864	$3,896
Short-term borrowings	966	469
Accrued income taxes	707	625

Total current liabilities	5,537	4,990
OTHER LIABILITIES
Long-term debt, net of current portion	2,755	1,852
Pension and other postretirement liabilities	3,356	3,338
Other long-term liabilities	689	737

Total liabilities	12,337	10,917
SHAREHOLDERS’ EQUITY
Common stock at par	978	978
Additional paid in capital	864	859
Retained earnings	7,555	7,922
Accumulated other comprehensive loss	(326)	(90)
Unearned restricted stock	(7)	(5)

	9,064	9,664
Less: Treasury stock at cost	5,815	5,844

Total shareholders’ equity	3,249	3,820

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$15,586	$14,737

The accompanying notes are an integral part of these consolidated financial statements.

Eastman Kodak Company
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Six Months Ended June 30

	2005	2004

	(Restated)
Cash flows relating to operating activities:
Net (loss) earnings	$(281)	$157
Adjustments to reconcile to net cash (used in) provided by operating activities:
Earnings from discontinued operations	(1)	(29)
Equity in (earnings) losses from unconsolidated affiliates	(12)	4
Depreciation and amortization	541	469
Purchased research and development	66	10
Gain on sales of businesses/assets	(16)	(1)
Restructuring costs, asset impairments and other non-cash charges	101	24
Benefit for deferred taxes	(133)	(120)
Decrease (increase) in receivables	69	(204)
Increase in inventories	(98)	(76)
Decrease in liabilities excluding borrowings	(711)	(246)
Other items, net	45	45

Total adjustments	(149)	(124)

Net cash (used in) provided by continuing operations	(430)	33

Net cash provided by discontinued operations	—	4

Net cash (used in) provided by operating activities	(430)	37

Cash flows relating to investing activities:
Additions to properties	(210)	(182)
Net proceeds from sales of businesses/assets	22	1
Acquisitions, net of cash acquired	(987)	(335)
Distributions from (investments in) unconsolidated affiliates	63	(31)
Marketable securities - purchases	(55)	(64)
Marketable securities - sales	45	58

Net cash used in investing activities	(1,122)	(553)

Net cash used in discontinued operations	—	(2)

Net cash used in investing activities	(1,122)	(555)

Cash flows relating to financing activities:
Net increase (decrease) in borrowings with original maturity of 90 days or less	87	(40)
Proceeds from other borrowings	1,068	89
Repayment of other borrowings	(296)	(257)
Exercise of employee stock options	12	—

Net cash provided by (used in) financing activities	871	(208)

Effect of exchange rate changes on cash	(21)	(5)

Net decrease in cash and cash equivalents	(702)	(731)
Cash and cash equivalents, beginning of year	1,255	1,250

Cash and cash equivalents, end of quarter	$553	$519

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

During the first quarter of 2005, the Company determined that property, plant and equipment was overstated by approximately $9 million ($5 million net of tax) as a result of interest capitalized during the construction period that had inadvertently not been written off at the time of the disposal of certain assets.  The Company has assessed the impact of this item on each of the 2000-2004 annual periods and interim periods in 2004 and 2003 and determined that the impact of such errors is immaterial to each of these prior periods.  The additional amount that should have been recorded as expense in each of the years 2000-2004 was less than $1.3 million per year on an after-tax basis.  The Company has concluded that the $9 million adjustment ($5 million net of tax) was immaterial to the results of operations for the quarter ended March 31, 2005, the six months ended June 30, 2005 and the expected results for the full year 2005.  Accordingly, the Company recorded an adjustment of $9 million in the quarter ended March 31, 2005 and the six months ended June 30, 2005 to write off these balances.  Approximately $7 million of the adjustment relates to assets that were disposed of through restructuring actions and, therefore, is recorded in the restructuring costs and other line within the accompanying Consolidated Statement of Operations for the six months ended June 30, 2005.  Approximately $2 million relates to assets that were disposed of in the ordinary course of business and, therefore, is recorded in the cost of goods sold line within the accompanying Consolidated Statement of Operations for the six months ended June 30, 2005.

RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has restated the accompanying quarterly consolidated financial statements as of and for the three and six months ended June 30, 2005 through the filing of this Form 10-Q/A.  The restatement reflects adjustments to correct non-cash errors in the Company’s accounting for restructuring accruals associated with severance and special pension-related termination benefits that were discovered in connection with the third quarter 2005 closing process.  The restatement has resulted in the Company’s reducing its previously reported net loss for the three and six months ended June 30, 2005 of $154 million ($.54 per share) and $296 million ($1.03 per share), respectively, to a net loss of $141 million ($.49 per share) and $281 million ($.98 per share), respectively.

The errors giving rise to the restatement adjustments were identified when, in reconciling the general ledger balance sheet account for severance as of September 30, 2005 relating to one of the Company’s plant closings in the United Kingdom under its ongoing restructuring program, the Company discovered an error that caused it to inadvertently overstate a severance accrual as of and for the quarter ended June 30, 2005 by $11 million (net of tax).  In addition, in reconciling the general ledger account for one of the Company’s international pension plans as of September 30, 2005, the Company discovered it had inadvertently overaccrued the special termination benefits.  This error impacted the Company’s Statement of Operations for the three months ended June 30, 2005 by $2 million (net of tax) and for the six months ended June 30, 2005 by $4 million (net of tax).

The impacts of the restatement adjustments on the Consolidated Statement of Operations for the three and six months ended June 30, 2005, respectively, are presented below (in millions, except per share data).

	For the Three Months Ended June 30, 2005

	As Previously Reported	Severance and Pension Related Restructuring Accruals Adjustments	As Restated

Net sales	$3,686	$—	$3,686
Cost of goods sold	2,622	—	2,622

Gross profit	1,064	—	1,064
Selling, general and administrative expenses	654	—	654
Research and development costs	276	—	276
Restructuring costs and other	267	(14)	253

Loss from continuing operations before interest, other charges, net and income taxes	(133)	14	(119)
Interest expense	49	—	49
Other charges, net	(37)	—	(37)

Loss from continuing operations before income taxes	(219)	14	(205)
Benefit for income taxes	(65)	1	(64)

Loss from continuing operations	(154)	13	(141)
Earnings from discontinued operations, net of income taxes	—	—	—

Net loss	$(154)	$13	$(141)

Basic and diluted net loss per share:
Continuing operations	$(.54)	$.05	$(.49)
Discontinued operations	—	—	—

Total	$(.54)	$.05	$(.49)

	For the Six Months Ended June 30, 2005

	As Previously Reported	Severance and Pension Related Restructuring Accruals Adjustments	As Restated

Net sales	$6,518	$—	$6,518
Cost of goods sold	4,749	—	4,749

Gross profit	1,769	—	1,769
Selling, general and administrative expenses	1,238	—	1,238
Research and development costs	475	—	475
Restructuring costs and other	385	(17)	368

Loss from continuing operations before interest, other (charges), net and income taxes	(329)	17	(312)
Interest expense	87	—	87
Other charges, net	(2)	—	(2)

Loss from continuing operations before income taxes	(418)	17	(401)
Benefit for income taxes	(121)	2	(119)

Loss from continuing operations	(297)	15	(282)
Earnings from discontinued operations, net of income taxes	1	—	1

Net loss	$(296)	$15	$(281)

Basic and diluted net loss per share:
Continuing operations	$(1.03)	$.05	$(.98)
Discontinued operations	—	—	—

Total	$(1.03)	$.05	$(.98)

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

(in millions)

	As of June 30, 2005

	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Amortization Period

Technology-based	$480	$122	$358	7 years
Customer-related	368	51	317	13 years
Other	249	31	218	11 years

Total	$1,097	$204	$893	10 years

(in millions)

	As of December 31, 2004

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

NOTE 5:  INCOME TAXES

A reconciliation between the U.S. federal income tax rate, the Company’s estimated annual effective tax (benefit) rate and the second quarter income tax rate from continuing operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

	(Restated)		(Restated)
U.S. statutory tax rate	(35.0)%	35.0%	(35.0)%	35.0%
Change in statutory rate resulting from:
State and other income taxes, net of federal	(0.1)%	0.6%	(0.1)%	0.6%
Export sales and manufacturing credits	2.1	(1.6)	2.1	(1.6)
Operations outside the U.S.	18.6	(20.1)	18.6	(20.1)
Valuation allowance	1.3	—	1.3	—
Interest on reserves	(4.0)	6.0	(4.0)	6.0
Tax settlements	—	0.4	—	0.4
Other, net	1.6	(0.3)	1.6	(0.3)

Estimated annual effective tax rate	(15.5)%	20.0%	(15.5)%	20.0%
Impact from discrete period items:
Restructuring	(22.4)%	(24.9)%	(18.0)%	(49.0)%
Purchased in-process R&D	(6.8)	—	(3.5)	(2.5)
Tax settlements	—	(8.7)	—	(63.0)
NexPress related charges	—	(0.9)	—	(1.5)
Gains on property sales	(0.2)	—	(0.1)	—
Donation tax benefit change	2.9	—	1.5	—
State tax law changes (NY, OH)	2.4	—	1.2	—
Valuation allowance	4.3	—	2.2	—
Lucky Film investment impairment	1.4	—	0.7	—
Repatriation of foreign earnings	2.9	—	1.5	—

Income tax (benefit) rate	(31.0)%	(14.5)%	(30.0)%	(96.0)%

For the three-month period ended June 30, 2005, discrete period tax benefits of $96 million were recorded.  The net discrete period tax benefits resulted from the following discrete period charges and credits, which when aggregated were taxed in jurisdictions with tax rates greater than the estimated annual effective tax rate: restructuring charges of $339 million; a $64 million charge for purchased in-process research and development costs; $13 million associated with gains on property sales related to its focused cost reductions; tax charges of $6 million due to a change in estimate with respect to a tax benefit recorded in connection with a land donation in a prior period; a $19 million charge related to the Lucky Film investment impairment as a result of an other- than-temporary decline in the market value of Lucky’s stock, which had no tax effect due to the Company’s tax holiday in China; tax charges of $5 million associated with changes in state tax laws in New York and Ohio; a tax charge of $9 million related to the recording of a valuation allowance against deferred tax assets in Brazil and a tax charge of $6 million associated with the planned remittance of earnings from subsidiary companies outside of the U.S.

For the six-month period ended June 30, 2005, the Company recorded discrete period tax benefits of $153 million in connection with restructuring charges of $545 million as well as all other items presented for the three-month period ended June 30, 2005, which when aggregated are taxed in jurisdictions with tax rates greater than the annual effective tax rate.

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

Restructuring Programs Summary

The activity in the accrued restructuring balances and the non-cash charges incurred in relation to all of the restructuring programs described below were as follows for the second quarter of 2005:

(in millions)

	Balance March 31, 2005	Costs Incurred	Reversals	Cash Payments	Non-cash Settlements	Other Adjustments and Reclasses (1)	Balance June 30, 2005

		(Restated)				(Restated)	(Restated)
2004-2007 Program:
Severance reserve	$222	$168	$—	$(91)	$—	$(53)	$246
Exit costs reserve	41	28	(1)	(30)	—	(2)	36

Total reserve	$263	$196	$(1)	$(121)	$—	$(55)	$282

Long-lived asset impairments and inventory write-downs	$—	$69	$—	$—	$(69)	$—	$—

Accelerated depreciation	$—	$75	$—	$—	$(75)	$—	$—

Pre-2004 Programs:
Severance reserve	$27	$—	$—	$(8)	$—	$(3)	$16
Exit costs reserve	9	—	—	(2)	—	10	17

Total reserve	$36	$—	$—	$(10)	$—	$7	$33

Total of all restructuring programs	$299	$340	$(1)	$(131)	$(144)	$(48)	$315

(1)

The Other Adjustments and Reclasses column of the table above includes reclassifications from (to) Other long-term assets and Pension and other postretirement liabilities (for amounts relating to restructuring actions that impacted the Company’s retirement and postretirement plans) in the Consolidated Statement of Financial Position.  It also includes foreign currency translation adjustments of $(1) million, which are reflected in accumulated other comprehensive loss within the Consolidated Statement of Financial Position, as well as transfers among the program reserve balances due to a reallocation of prior foreign currency translation adjustments.

The costs incurred, net of reversals, which total $339 million for the three months ended June 30, 2005, include $75 million and $11 million of charges related to accelerated depreciation and inventory write-downs that were reported in cost of goods sold in the accompanying Consolidated Statement of Operations for the three months ended June 30, 2005.  The remaining costs incurred, net of reversals, of $253 million were reported as restructuring costs and other in the accompanying Consolidated Statement of Operations for the three months ended June 30, 2005.  The severance costs and exit costs require the outlay of cash, while long-lived asset impairments, accelerated depreciation and inventory write-downs represent non-cash items.

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

Prior to the announcement of the extension of the Program, the Company implemented certain actions under the Program during the second quarter of 2005.  As a result of these actions, the Company recorded charges of $265 million in the second quarter of 2005, which were composed of severance, long-lived asset impairments, exit costs and inventory write-downs of $168 million, $58 million, $28 million and $11 million, respectively.  The severance costs related to the elimination of approximately 2,200 positions, including approximately 125 photofinishing, 1,550 manufacturing, 325 research and development and 200 administrative positions.  The geographic composition of the positions to be eliminated includes approximately 1,150 in the United States and Canada and 1,050 throughout the rest of the world.  The reduction of the 2,200 positions and the $196 million charges for severance and exit costs are reflected in the 2004-2007 Restructuring Program table below.  The $58 million charge in the second quarter and the $82 million year-to-date charge for long-lived asset impairments were included in restructuring costs and other in the accompanying Consolidated Statement of Operations for the three and six months ended June 30, 2005, respectively.  The charges taken for inventory write-downs of $11 million and $21 million were reported in cost of goods sold in the accompanying Consolidated Statement of Operations for the three and six months ended June 30, 2005, respectively.

Under this Program, on a life-to-date basis as of June 30, 2005, the Company has recorded charges of $1,066 million, which was composed of severance, long-lived asset impairments, exit costs and inventory write-downs of $656 million, $220 million, $150 million and $40 million, respectively.  The severance costs related to the elimination of approximately 13,475 positions, including approximately 5,275 photofinishing, 5,525 manufacturing, 775 research and development, and 1,900 administrative positions.

The following table summarizes the activity with respect to the charges recorded in connection with the focused cost reduction actions that the Company has committed to under the 2004-2007 Restructuring Program and the remaining balances in the related reserves at June 30, 2005:

(dollars in millions)

	Number of Employees	Severance Reserve	Exit Costs Reserve	Total	Long-lived Asset Impairments and Inventory Write-downs	Accelerated Depreciation

Q1, 2004 charges	—	$—	$—	$—	$1	$2
Q1, 2004 utilization	—	—	—	—	(1)	(2)

Balance at 3/31/04	—	—	—	—	—	—
Q2, 2004 charges	2,700	98	17	115	28	23
Q2, 2004 utilization	(800)	(12)	(11)	(23)	(28)	(23)
Q2, 2004 other adj. & reclasses	—	(2)	—	(2)	—	—

Balance at 6/30/04	1,900	84	6	90	—	—
Q3, 2004 charges	3,200	186	20	206	27	31
Q3, 2004 reversal	—	—	(1)	(1)	—	—
Q3, 2004 utilization	(2,075)	(32)	(14)	(46)	(27)	(31)
Q3, 2004 other adj. & reclasses	—	—	(5)	(5)	—	—

Balance at 9/30/04	3,025	238	6	244	—	—
Q4, 2004 charges	3,725	134	62	196	101	96
Q4, 2004 reversal	—	(6)	—	(6)	—	—
Q4, 2004 utilization	(2,300)	(125)	(22)	(147)	(101)	(96)
Q4, 2004 other adj. & reclasses	—	26	(10)	16	—	—

Balance at 12/31/04	4,450	267	36	303	—	—
Q1, 2005 charges, as restated	1,650	70	23	93	34	81
Q1, 2005 utilization	(2,000)	(72)	(18)	(90)	(34)	(81)
Q1, 2005 other adj. & reclasses, as restated	—	(43)	—	(43)	—	—

Balance at 3/31/05	4,100	222	41	263	—	—
Q2, 2005 charges, as restated	2,200	168	28	196	69	75
Q2, 2005 reversal	—	—	(1)	(1)	—	—
Q2, 2005 utilization	(2,725)	(91)	(30)	(121)	(69)	(75)
Q2, 2005 other adj. & reclasses, as restated	—	(53)	(2)	(55)	—	—

Balance at 6/30/05, as restated	3,575	$246	$36	$282	$—	$—

The severance charges of $168 million for the second quarter and $238 million year to date were reported in restructuring costs and other in the accompanying Consolidated Statement of Operations for the three and six months ended June 30, 2005, respectively.  Included in the $168 million second quarter charge taken for severance was $21 million relating to special termination postretirement benefits and a net curtailment loss of $19 million.  The liability related to these charges is reported in pension and other postretirement benefits on the Company’s Consolidated Statement of Financial Position as of June 30, 2005, and is disclosed in Note 9, “Retirement Plans and Other Postretirement Benefits.”  The exit costs of $28 million and $51 million were reported in restructuring costs and other in the accompanying Consolidated Statement of Operations for the three and six months ended June 30, 2005, respectively.  Included in the $28 million second quarter charge was a $7 million charge for environmental remediation associated with the closure of manufacturing facilities in Coburg, Australia and Sao Jose dos Campos, Brazil.  The liability related to this charge is disclosed in Note 6, “Commitments and Contingencies” under “Environmental.”  In addition, a transfer of $7 million was made from the 2004-2007 Program severance (-$12 million) and exit reserves (+ $5 million) to the Pre-2004 Programs severance and exit reserves due to a reallocation of prior foreign currency translation adjustments.  The severance costs and exit costs require the outlay of cash, while the long-lived asset impairments and inventory write-downs represent non-cash items.  During the second quarter of 2005, the Company made $91 million of severance payments and $30 million of exit costs payments related to the 2004-2007 Restructuring Program.  In addition, $1 million of exit cost reserves were reversed in the second quarter, as the Company was able to settle a lease obligation for an amount that was less than originally estimated.  As a result of the initiatives already implemented under the 2004-2007 Restructuring Program, severance payments will be paid during periods through 2007 since, in many instances, the employees whose positions were eliminated can elect or are required to receive their payments over an extended period of time.  In addition, certain exit costs, such as long-term lease payments, will be paid through 2007 and subsequent periods.

As a result of initiatives implemented under the 2004-2007 Restructuring Program, the Company recorded $75 million and $156 million of accelerated depreciation on long-lived assets in cost of goods sold in the accompanying Consolidated Statement of Operations for the three and six months ended June 30, 2005, respectively.  The accelerated depreciation relates to long-lived assets accounted for under the held and used model of SFAS No. 144.  Accelerated depreciation represents a non-cash item.  The second quarter amount of $75 million relates to $4 million of photofinishing facilities and equipment, $67 million of manufacturing facilities and equipment, and $4 million of administrative facilities and equipment that will be used until their abandonment.   The year-to-date amount of $156 million relates to $24 million of photofinishing facilities and equipment, $127 million of manufacturing facilities and equipment, and $5 million of administrative facilities and equipment.  The Company will incur accelerated depreciation charges of approximately $34 million in the third quarter of 2005 as a result of the initiatives already implemented under the 2004-2007 Restructuring Program.

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

NOTE 9:  RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of the net periodic benefit cost for all major funded and unfunded U.S. and Non-U.S. defined benefit plans for the three and six months ended June 30 are as follows:

(in millions)

	Three Months Ended June 30,				Six Months Ended June 30,

	2005		2004		2005		2004

	U.S.	Non- U.S.	U.S.	Non- U.S.	U.S.	Non- U.S.	U.S.	Non- U.S.

		(Restated)				(Restated)
Service cost	$30	$10	$30	$8	$60	$21	$62	$18
Interest cost	89	43	98	38	179	85	197	77
Expected return on plan assets	(130)	(52)	(136)	(41)	(260)	(104)	(274)	(83)
Amortization of:
Transition obligation asset	—	—	—	—	—	—	—	(1)
Prior service cost	—	7	—	(5)	—	15	1	(10)
Actuarial loss	9	14	7	12	19	31	13	24

	(2)	22	(1)	12	(2)	48	(1)	25
Special termination benefits	—	4	—	—	—	45	—	1
Curtailment loss (gain)	—	21	1	1	—	17	8	(6)

Net pension cost	—	47	—	13	—	110	7	20
Other plans including unfunded plans	—	2	—	5	—	4	—	10

Total net pension cost	$(2)	$49	$—	$18	$(2)	$114	$7	$30

For the quarters ended June 30, 2005 and 2004, $25 million and $2 million, respectively, of special termination benefits and curtailment charges were incurred as a result of the Company’s restructuring actions and, therefore, have been included in restructuring costs and other in the Consolidated Statement of Operations.

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

The Company has determined the pro forma net earnings and net earnings per share information for the three and six months ended June 30, 2004 as if the fair value method of SFAS No. 123 had been applied to its stock-based employee compensation.  Net earnings, as reported, and the pro forma information is as follows:

(in millions, except per share data)

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004

Net earnings, as reported	$136	$157
Deduct: Total stock-based employee compensation expense determined under fair value method of all awards, net of related tax effects	(5)	(7)

Pro forma net earnings	$131	$150

Net earnings per share:
Basic - as reported	$.48	$.55
Basic - pro forma	$.46	$.52
Diluted - as reported	$.46	$.53
Diluted - pro forma	$.44	$.51

NOTE 12:  COMPREHENSIVE (LOSS) INCOME
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

	(Restated)		(Restated)
Net (loss) income	$(141)	$136	$(281)	$157
Unrealized losses on available-for-sale securities	(2)	(5)	(3)	(6)
Realized and unrealized gains from hedging activity	12	8	12	12
Currency translation adjustments	(102)	(32)	(201)	(58)
Minimum pension liability adjustment	(119)	4	(44)	(41)

Total comprehensive (loss) income	$(352)	$111	$(517)	$64

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

Of the $313 million of acquired intangible assets, approximately $48 million was assigned to research and development assets that were written off at the date of acquisition.  This amount was determined by identifying research and development projects that had not yet reached technological feasibility and for which no alternative future uses exist.  The value of the projects identified to be in progress was determined by estimating the future cash flows from the projects once commercialized, less costs to complete development and discounting these net cash flows back to their present value.  The discount rate used for these research and development projects was 23%.  The charges for the write-off were included as research and development costs in the Company’s Consolidated Statement of Operations for the three and six months ended June 30, 2005.

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

Of the $164 million of acquired intangible assets, approximately $16 million was assigned to research and development assets that were written off at the date of acquisition.  This amount was determined by identifying research and development projects that had not yet reached technological feasibility and for which no alternative future uses exist.  The value of the projects identified to be in progress was determined by estimating the future cash flows from the projects once commercialized, less costs to complete development and discounting these net cash flows back to their present value.  The discount rate used for these research and development projects was 22%.  The charges for the write-off were included as research and development costs in the Company’s Consolidated Statement of Operations for the three and six months ended June 30, 2005.

The remaining $148 million of intangible assets, which relate to developed technology, trademarks and customer relationships, have useful lives ranging from five to ten years.  The $211 million of goodwill is assigned to the Company’s Graphic Communications segment.

The unaudited pro forma combined historical results, as if KPG had been acquired at the beginning of 2005 and 2004, respectively, are estimated to be:

(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

	(Restated)		(Restated)
Net sales	$3,686	$3,824	$6,957	$7,l69
(Loss) earnings from continuing operations	$(131)	$130	$(259)	$146
Basic net (loss) earnings per share from continuing operations	$(.46)	$.45	$(.90)	$.51
Diluted net (loss) earnings per share from continuing operations	$(.46)	$.44	$(.90)	$.50
Number of common shares used in:
Basic net earnings per share	287.1	286.6	287.0	286.6
Diluted net earnings per share	287.1	305.2	287.0	305.2

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

Of the $15 million of acquired intangible assets, approximately $2 million was assigned to research and development assets that were written off at the date of acquisition.  This amount was determined by identifying research and development projects that had not yet reached technological feasibility and for which no alternative future uses exist.  The value of the projects identified to be in progress was determined by estimating the future cash flows from the projects once commercialized, less costs to complete development and discounting these net cash flows back to their present value.  The discount rate used for these research and development projects was 15%.  The charges for the write-off were included as research and development costs in the Company’s Consolidated Statement of Operations for the six months ended June 30, 2005.

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

(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

	(Restated)		(Restated)
Net sales	$3,807	$4,036	$7,242	$7,622
(Loss) earnings from continuing operations	$(154)	$100	$(286)	$95
Basic net (loss) earnings per share from continuing operations	$(.54)	$.35	$(1.00)	$.33
Diluted net (loss) earnings per share from continuing operations	$(.54)	$.34	$(1.00)	$.33
Number of common shares used in:
Basic net (loss) earnings per share	287.1	286.6	287.0	286.6
Diluted net (loss) earnings per share	287.1	305.2	287.0	305.2

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

Segment financial information is shown below:

(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

	(Restated)		(Restated)
Net sales from continuing operations:
D&FIS	$2,151	$2,434	$3,952	$4,412
Health	694	672	1,320	1,303
Graphic Communications	794	325	1,162	608
All Other	47	33	84	61

Consolidated total	$3,686	$3,464	$6,518	$6,384

Earnings (loss) from continuing operations before interest, other income (charges), net and income taxes:
D&FIS	$193	$229	$197	$254
Health	103	124	174	219
Graphic Communications	(33)	(8)	(53)	(8)
All Other	(43)	(38)	(85)	(73)

Total of segments	220	307	233	392
Restructuring costs and other	(339)	(168)	(545)	(246)

Consolidated total	$(119)	$139	$(312)	$146

Earnings (loss) from continuing operations:
D&FIS	$149	$187	$161	$208
Health	79	101	142	176
Graphic Communications	(22)	(5)	(23)	(6)
All Other	(38)	(33)	(75)	(61)

Total of segments	168	250	205	317
Strategic asset impairments	(19)	—	(19)	—
Restructuring costs and other	(339)	(168)	(545)	(246)
Property sales	13	—	13	—
Interest expense	(49)	(43)	(87)	(87)
Other corporate items	5	2	10	4
Tax on Infotonics contribution	(6)	—	(6)	—
Income tax effects on above items and taxes not allocated to segments	86	78	147	139

Consolidated total	$(141)	$119	$(282)	$127

	At June 30, 2005	At December 31, 2004

	(Restated)
Segment total assets:
D&FIS	$7,795	$8,458
Health	2,523	2,647
Graphic Communications	3,659	1,638
All Other	94	98

Total of segments	14,071	12,841
LIFO inventory reserve	(298)	(330)
Cash and marketable securities	566	1,258
Deferred income tax assets	1,345	1,077
Assets of discontinued operations	30	30
Other corporate assets/reserves	(128)	(139)

Consolidated total assets	$15,586	$14,737

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restatement of Previously Issued Financial Statements:

The Company has restated the accompanying quarterly consolidated financial statements as of and for the three and six months ended June 30, 2005 through the filing of this Form 10-Q/A.  The restatement reflects adjustments to correct non-cash errors in the Company’s accounting for restructuring accruals associated with severance and special pension-related termination benefits that were discovered in connection with the third quarter 2005 closing process.  The restatement has resulted in the Company’s reducing its previously reported net losses for the three and six month periods ended June 30, 2005 of $154 million ($.54 per share) and $296 million ($1.03 per share), respectively, to net losses of $141 million ($.49 per share) and $281 million ($.98 per share), respectively.  The nature and impact of these adjustments are described in Note 1: “Basis of Presentation and Restatement” in this Form 10-Q/A.

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

SUMMARY
(in millions, except per share data)

	Three Months Ended June 30,			Six Months Ended June 30,

	2005	2004	Change	2005	2004	Change

	(Restated)			(Restated)
Net sales	$3,686	$3,464	+ 6%	$6,518	$6,384	+ 2%
(Loss) earnings from continuing operations before interest, other income (charges), net and income taxes	(119)	139	- 186	(312)	146	- 314
(Loss) earnings from continuing operations	(141)	119	- 218	(282)	127	- 322
Earnings from discontinued operations	—	17		1	30
Net (loss) earnings	(141)	136	- 204	(281)	157	- 279
Basic net (loss) earnings per share:
Continuing operations	(.49)	.42	- 217	(.98)	.44	- 323
Discontinued operations	—	.06		—	.11
Total	(.49)	.48	- 202	(.98)	.55	- 278
Diluted net (loss) earnings per share:
Continuing operations	(.49)	.40	- 223	(.98)	.44	- 323
Discontinued operations	—	.06		—	.09
Total	(.49)	.46	- 207	(.98)	.53	- 285

Net Sales from Continuing Operations by Reportable Segment and All Other
(in millions)

	Three Months Ended June 30,			Six Months Ended June 30,

	2005	2004	Change	2005	2004	Change

D&FIS
Inside the U.S.	$896	$984	- 9%	$1,597	$1,725	- 7%
Outside the U.S.	1,255	1,450	- 13	2,355	2,687	- 12

Total D&FIS	2,151	2,434	- 12	3,952	4,412	- 10

Health
Inside the U.S.	273	277	- 1	518	535	- 3
Outside the U.S.	421	395	+ 7	802	768	+ 4

Total Health	694	672	+ 3	1,320	1,303	+ 1

Graphic Communications
Inside the U.S.	251	145	+ 73	407	257	+ 58
Outside the U.S.	543	180	+ 202	755	351	+ 115

Total Graphic Communications	794	325	+ 144	1,162	608	+ 91

All Other
Inside the U.S.	22	18	+ 22	35	33	+ 6
Outside the U.S.	25	15	+ 67	49	28	+ 75

Total All Other	47	33	+ 42	84	61	+ 38

Consolidated total	$3,686	$3,464	+ 6%	$6,518	$6,384	+ 2%

(Loss) Earnings from Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes by Reportable Segment and All Other
(in millions)

	Three Months Ended June 30,			Six Months Ended June 30,

	2005	2004	Change	2005	2004	Change

	(Restated)			(Restated)
D&FIS	$193	$229	- 16%	$197	$254	- 22%
Percent of Sales	9%	9%		5%	6%
Health	$103	$124	- 17%	$174	$219	- 21%
Percent of Sales	15%	18%		13%	17%
Graphic Communications	$(33)	$(8)	- 313%	$(53)	$(8)	- 563%
Percent of Sales	(4)%	(2)%		(5)%	(1)%
All Other	$(43)	$(38)	- 13%	$(85)	$(73)	- 16%
Percent of Sales	(91)%	(115)%		(101)%	(120)%

Total of segments	$220	$307	- 28%	$233	$392	- 41%
Percent of Sales	6%	9%		4%	6%
Restructuring costs and other	(339)	(168)		(545)	(246)

Consolidated total	$(119)	$139	- 186%	$(312)	$146	- 314%

(Loss) Earnings from Continuing Operations by Reportable Segment and All Other
(in millions)

	Three Months Ended June 30,			Six Months Ended June 30,

	2005	2004	Change	2005	2004	Change

	(Restated)			(Restated)
D&FIS	$149	$187	- 20%	$161	$208	- 23%
Percent of Sales	7%	8%		4%	5%
Health	$79	$101	- 22%	$142	$176	- 19%
Percent of Sales	11%	15%		11%	14%
Graphic Communications	$(22)	$(5)	- 340%	$(23)	$(6)	- 283%
Percent of Sales	(3)%	(2)%		(2)%	(1)%
All Other	$(38)	$(33)	- 15%	$(75)	$(61)	- 23%
Percent of Sales	(81)%	(100)%		(89)%	(100)%

Total of segments	$168	$250	- 33%	$205	$317	- 35%
Percent of Sales	5%	7%		3%	5%
Lucky film impairment	(19)	—		(19)	—
Restructuring costs and other	(339)	(168)		(545)	(246)
Property sales	13	—		13	—
Interest expense	(49)	(43)		(87)	(87)
Other corporate items	5	2		10	4
Tax on Infotonics contribution	(6)	—		(6)	—
Income tax effects on above items and taxes not allocated to above	86	78		147	139

Consolidated total	$(141)	$119	- 218%	$(282)	$127	- 322%

COSTS AND EXPENSES
(in millions)

	Three Months Ended June 30,			Six Months Ended June 30,

	2005	2004	Change	2005	2004	Change

Gross profit	$1,064	$1,101	- 3%	$1,769	$1,908	- 7%
Percent of Sales	28.9%	31.8%		27.1%	29.9%
Selling, general and administrative expenses	$654	$615	+ 6%	$1,238	$1,164	+ 6%
Percent of Sales	17.7%	17.8%		19.0%	18.2%
Research and development costs	$276	$213	+ 30%	$475	$410	+ 16%
Percent of Sales	7.5%	6.1%		7.3%	6.4%

2005 COMPARED WITH 2004
(2005 Restated)

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

Earnings (Loss) From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

The loss from continuing operations before interest, other income (charges), net and income taxes for the second quarter of 2005 was $119 million as compared with earnings of $139 million for the second quarter of 2004, representing a decrease of $258 million, or 186%.  This decrease is primarily attributable to the reasons described above.

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

Also included in other charges is a charge of approximately $19 million in the current quarter for the impairment of the Lucky Film investment as a result of an other-than-temporary decline in the market value of Lucky’s stock.  As of June 30, 2005, the remaining amount of this investment is $11 million.  In addition, contributing to the decline in other income was a year-over-year decline of approximately $15 million driven by the classification of KPG and NexPress.  In the prior year period, the Company’s investments in KPG and NexPress were accounted for under the equity method, and resulted in net equity income included in other income (charges), net.  Both NexPress and KPG are now consolidated in the Company’s Statement of Operations and included in the Graphic Communications segment.  These items were partially offset by a gain in the current quarter of approximately $13 million on the sale of property.

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

During the second quarter of 2005, the Company recorded a tax benefit of $64 million, representing an income tax rate from continuing operations of 31.0%.  The income tax rate of 31.0% for the quarter differs from the estimated annual effective tax rate of 15.5% due to discrete period tax benefits of $96 million.  The net discrete period tax benefits resulted from the following discrete period charges and credits: tax benefits of $100 million associated with the net focused cost reduction of $339 million; tax benefits of $24 million associated with the charges for in-process research and development of $64 million; tax charges of $2 million associated with gains on $13 million property sale related to focused cost reductions; tax charges of $6 million due to a change in estimate with respect to a tax benefit recorded in connection with a land donation in a prior period; no tax associated with the Lucky Film investment impairment charge of $19 million as a result of the Company’s tax holiday in China; tax charges of $5 million associated with changes in state laws in New York and Ohio; a tax charge of $9 million related to the recording of a valuation allowance against deferred tax assets in Brazil; and a tax charge of $6 million associated with the planned remittance of earnings from subsidiary companies outside the U.S.

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

(Loss) Earnings From Continuing Operations

The loss from continuing operations for the second quarter of 2005 was $141 million, or $.49 per basic and diluted share, as compared with earnings from continuing operations for the second quarter of 2004 of $119 million, or $.42 per basic and $.40 per diluted share, representing a decrease of $260 million.  This decrease in earnings from continuing operations is attributable to the reasons described above.

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

Traditional Strategic Product Groups’ Revenues

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

NET (LOSS) EARNINGS

The net loss for the second quarter of 2005 was $141 million, or a loss of $.49 per basic and diluted share, as compared with net earnings for the second quarter of 2004 of $136 million, or $.48 per basic and $.46 per diluted share, representing a decrease of $277 million or 204%.  This decrease is primarily attributable to the reasons outlined above.

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

Earnings (Loss) From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

The loss from continuing operations before interest, other income (charges), net and income taxes for the six months ended June 30, 2005 was $312 million as compared with earnings of $146 million for the six months ended June 30, 2004, representing a decrease of $458 million, or 314%.  This decrease is primarily attributable to the reasons described above.

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

The decline was also impacted by a $19 million impairment of the investment in Lucky Films as a result of an other-than-temporary decline in the market value of Lucky’s stock.  As of June 30, 2005, the remaining amount of this investment is $11 million.  These items were partially offset by a gain on the sale of property of $13 million, and an increase in investment income of $6 million.  Also offsetting the charges outlined above was an improvement of $9 million driven by the classification of KPG and NexPress.  In the prior year period, the Company’s investments in KPG and NexPress were accounted for under the equity method, and resulted in net equity losses included in other income (charges), net.  Both NexPress and KPG are now consolidated in the Company’s Statement of Operations and included in the Graphic Communications segment.

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

During the six months ended June 30, 2005, the Company recorded a tax benefit of $119 million, representing an income tax rate from continuing operations of 30.0%.  The income tax rate of 30.0% for the six months ended June 30, 2005 differs from the estimated annual effective tax rate of 15.5% due to net discrete period tax benefits of $153 million.  The net discrete period tax benefits resulted from the following discrete period charges and credits: tax benefits of $157 million associated with the net focused cost reduction of $545 million; tax benefits of $24 million associated with the charges for in-process research and development of $64 million; tax charges of $2 million associated with gains on $13 million property sales related to focused cost reductions; tax charges of $6 million due to a change in estimate with respect to a tax benefit recorded in connection with a land donation in a prior period; no tax associated with the Lucky Film investment impairment charge of $19 million as a result of the  Company’s tax holiday in China; tax charges of $5 million associated with changes in state laws in New York and Ohio; a tax charge of $9 million related to the recording of a valuation allowance against deferred tax assets in Brazil; and a tax charge of $6 million associated with the planned remittance of earnings from subsidiary companies outside the U.S.

(Loss) Earnings From Continuing Operations

The loss from continuing operations for the six months ended June 30, 2005 was $282 million, or $.98 per basic and diluted share, as compared with earnings from continuing operations for the six months ended June 30, 2004 of $127 million, or $.44 per basic and diluted share, representing a decrease of $409 million.  This decrease in earnings from continuing operations is attributable to the reasons described above.

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

NET (LOSS) EARNINGS

The net loss for the six months ended June 30, 2005 was $281 million, or a loss of $.98 per basic and diluted share, as compared with net earnings for the six months ended June 30, 2004 of $157 million, or $.55 per basic and $.53 per diluted share, representing a decrease of $438 million, or 279%.  This decrease is primarily attributable to the reasons outlined above.

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

Restructuring Programs Summary

The activity in the accrued restructuring balances and the non-cash charges incurred in relation to all of the restructuring programs described below were as follows for the second quarter of 2005:

(in millions)

	Balance March 31, 2005	Costs Incurred	Reversals	Cash Payments	Non-cash Settlements	Other Adjustments and Reclasses (1)	Balance June 30, 2005

		(Restated)				(Restated)	(Restated)
2004-2007 Program:
Severance reserve	$222	$168	$—	$(91)	$—	$(53)	$246
Exit costs reserve	41	28	(1)	(30)	—	(2)	36

Total reserve	$263	$196	$(1)	$(121)	$—	$(55)	$282

Long-lived asset impairments and inventory write-downs	$—	$69	$—	$—	$(69)	$—	$—

Accelerated depreciation	$—	$75	$—	$—	$(75)	$—	$—

Pre-2004 Programs:
Severance reserve	$27	$—	$—	$(8)	$—	$(3)	$16
Exit costs reserve	9	—	—	(2)	—	10	17

Total reserve	$36	$—	$—	$(10)	$—	$7	$33

Total of all restructuring programs	$299	$340	$(1)	$(131)	$(144)	$(48)	$315

(1)

The Other Adjustments and Reclasses column of the table above includes reclassifications from (to) Other long-term assets and Pension and other postretirement liabilities (for amounts relating to restructuring actions that impacted the Company’s retirement and postretirement plans) in the Consolidated Statement of Financial Position.  It also includes foreign currency translation adjustments of $(1) million, which are reflected in accumulated other comprehensive loss within the Consolidated Statement of Financial Position, as well as transfers among the program reserve balances due to a reallocation of prior foreign currency translation adjustments.

The costs incurred, net of reversals, which total $339 million for the three months ended June 30, 2005, include $75 million and $11 million of charges related to accelerated depreciation and inventory write-downs that were reported in cost of goods sold in the accompanying Consolidated Statement of Operations for the three months ended June 30, 2005.  The remaining costs incurred, net of reversals, of $253 million were reported as restructuring costs and other in the accompanying Consolidated Statement of Operations for the three months ended June 30, 2005.    The severance costs and exit costs require the outlay of cash, while long-lived asset impairments, accelerated depreciation and inventory write-downs represent non-cash items.

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

Prior to the announcement of the extension of the Program, the Company implemented certain actions under the Program during the second quarter of 2005.  As a result of these actions, the Company recorded charges of $265 million in the second quarter of 2005, which were composed of severance, long-lived asset impairments, exit costs and inventory write-downs of $168 million, $58 million, $28 million and $11 million, respectively.  The severance costs related to the elimination of approximately 2,200 positions, including approximately 125 photofinishing, 1,550 manufacturing, 325 research and development and 200 administrative positions.  The geographic composition of the positions to be eliminated includes approximately 1,150 in the United States and Canada and 1,050 throughout the rest of the world.  The reduction of the 2,200 positions and the $196 million charges for severance and exit costs are reflected in the 2004-2007 Restructuring Program table below.  The $58 million charge in the second quarter and the $82 million year-to-date charge for long-lived asset impairments were included in restructuring costs and other in the accompanying Consolidated Statement of Operations for the three and six months ended June 30, 2005, respectively.  The charges taken for inventory write-downs of $11 million and $21 million were reported in cost of goods sold in the accompanying Consolidated Statement of Operations for the three and six months ended June 30, 2005, respectively.

Under this Program, on a life-to-date basis as of June 30, 2005, the Company has recorded charges of $1,066 million, which was composed of severance, long-lived asset impairments, exit costs and inventory write-downs of $656 million, $220 million, $150 million and $40 million, respectively.  The severance costs related to the elimination of approximately 13,475 positions, including approximately 5,275 photofinishing, 5,525 manufacturing, 775 research and development, and 1,900 administrative positions.

The following table summarizes the activity with respect to the charges recorded in connection with the focused cost reduction actions that the Company has committed to under the 2004-2007 Restructuring Program and the remaining balances in the related reserves at June 30, 2005:

(dollars in millions)

	Number of Employees	Severance Reserve	Exit Costs Reserve	Total	Long-lived Asset Impairments and Inventory Write-downs	Accelerated Depreciation

Q1, 2004 charges	—	$—	$—	$—	$1	$2
Q1, 2004 utilization	—	—	—	—	(1)	(2)

Balance at 3/31/04	—	—	—	—	—	—
Q2, 2004 charges	2,700	98	17	115	28	23
Q2, 2004 utilization	(800)	(12)	(11)	(23)	(28)	(23)
Q2, 2004 other adj. & reclasses	—	(2)	—	(2)	—	—

Balance at 6/30/04	1,900	84	6	90	—	—
Q3, 2004 charges	3,200	186	20	206	27	31
Q3, 2004 reversal	—	—	(1)	(1)	—	—
Q3, 2004 utilization	(2,075)	(32)	(14)	(46)	(27)	(31)
Q3, 2004 other adj. & reclasses	—	—	(5)	(5)	—	—

Balance at 9/30/04	3,025	238	6	244	—	—
Q4, 2004 charges	3,725	134	62	196	101	96
Q4, 2004 reversal	—	(6)	—	(6)	—	—
Q4, 2004 utilization	(2,300)	(125)	(22)	(147)	(101)	(96)
Q4, 2004 other adj. & reclasses	—	26	(10)	16	—	—

Balance at 12/31/04	4,450	267	36	303	—	—
Q1, 2005 charges, as restated	1,650	70	23	93	34	81
Q1, 2005 utilization	(2,000)	(72)	(18)	(90)	(34)	(81)
Q1, 2005 other adj. & reclasses, as restated	—	(43)	—	(43)	—	—

Balance at 3/31/05	4,100	222	41	263	—	—
Q2, 2005 charges, as restated	2,200	168	28	196	69	75
Q2, 2005 reversal	—	—	(1)	(1)	—	—
Q2, 2005 utilization	(2,725)	(91)	(30)	(121)	(69)	(75)
Q2, 2005 other adj. & reclasses, as restated	—	(53)	(2)	(55)	—	—

Balance at 6/30/05, as restated	3,575	$246	$36	$282	$—	$—

The severance charges of $168 million for the second quarter and $238 million year to date were reported in restructuring costs and other in the accompanying Consolidated Statement of Operations for the three and six months ended June 30, 2005, respectively.  Included in the $168 million second quarter charge taken for severance was $21 million relating to special termination postretirement benefits and a net curtailment loss of $19 million.  The liability related to these charges is reported in pension and other postretirement benefits on the Company’s Consolidated Statement of Financial Position as of June 30, 2005, and is disclosed in Note 9, “Retirement Plans and Other Postretirement Benefits.”  The exit costs of $28 million and $51 million were reported in restructuring costs and other in the accompanying Consolidated Statement of Operations for the three and six months ended June 30, 2005, respectively.  Included in the $28 million second quarter charge was a $7 million charge for environmental remediation associated with the closure of manufacturing facilities in Coburg, Australia and Sao Jose dos Campos, Brazil.  The liability related to this charge is disclosed in Note 6, “Commitments and Contingencies” under “Environmental.”  In addition, a transfer of $7 million was made from the 2004-2007 Program severance (-$12 million) and exit reserves (+ $5 million) to the Pre-2004 Programs severance and exit reserves due to a reallocation of prior foreign currency translation adjustments.  The severance costs and exit costs require the outlay of cash, while the long-lived asset impairments and inventory write-downs represent non-cash items.  During the second quarter of 2005, the Company made $91 million of severance payments and $30 million of exit costs payments related to the 2004-2007 Restructuring Program.  In addition, $1 million of exit cost reserves were reversed in the second quarter, as the Company was able to settle a lease obligation for an amount that was less than originally estimated.  As a result of the initiatives already implemented under the 2004-2007 Restructuring Program, severance payments will be paid during periods through 2007 since, in many instances, the employees whose positions were eliminated can elect or are required to receive their payments over an extended period of time.  In addition, certain exit costs, such as long-term lease payments, will be paid through 2007 and subsequent periods.

As a result of initiatives implemented under the 2004-2007 Restructuring Program, the Company recorded $75 million and $156 million of accelerated depreciation on long-lived assets in cost of goods sold in the accompanying Consolidated Statement of Operations for the three and six months ended June 30, 2005, respectively.  The accelerated depreciation relates to long-lived assets accounted for under the held and used model of SFAS No. 144.  Accelerated depreciation represents a non-cash item.  The second quarter amount of $75 million relates to $4 million of photofinishing facilities and equipment, $67 million of manufacturing facilities and equipment, and $4 million of administrative facilities and equipment that will be used until their abandonment.   The year-to-date amount of $156 million relates to $24 million of photofinishing facilities and equipment, $127 million of manufacturing facilities and equipment, and $5 million of administrative facilities and equipment.  The Company will incur accelerated depreciation charges of approximately $34 million in the third quarter of 2005 as a result of the initiatives already implemented under the 2004-2007 Restructuring Program.

The charges of $339 million recorded in the second quarter included $56 million applicable to the D&FIS segment, $1 million applicable to the Health segment, $4 million applicable to the Graphics Communication segment and $2 million applicable to All Other.  The balance of $276 million was applicable to manufacturing, research and development, and administrative functions, which are shared across all segments.

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

The net cash used in operating activities of $430 million was primarily attributable to a decrease in liabilities excluding borrowings of $711 million of which $543 million was due to a decrease in accounts payable, excluding the impacts of acquisitions, as the Company’s accounts payable and other current liabilities balance is historically the highest at year end.  In addition, there was a net loss of $281 million, which, when adjusted for the earnings from discontinued operations, equity in losses from unconsolidated affiliates, depreciation and amortization, purchased research and development, the gain on sales of businesses/assets, restructuring costs, asset impairments and other non-cash charges, and benefit from deferred taxes, provided $265 million of operating cash.

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

Item 4.  Controls and Procedures

This Item 4 disclosure has been updated from what was originally reported for the quarter ended June 30, 2005 solely to reflect the results of the Company’s evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2005, which identified a material weakness that effectively led to the requirement to restate the previously issued financial statements for the first and second quarters of 2005.

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

Changes in Internal Control over Financial Reporting

In connection with the Company’s closing process for the quarter ended September 30, 2005, the Company identified errors in the accounting for restructuring accruals associated with severance and special pension-related termination benefits of $11 million (net of tax) and $4 million (net of tax), respectively.  As indicated in Note 1, “Basis of Presentation and Restatement,” for the third quarter of 2005 of the consolidated financial statements, the Company has restated the previously issued financial statements for the first and second quarters of 2005 due to of these errors, which resulted in reductions of $2 million (net of tax) and $13 million (net of tax), respectively, in the previously reported net losses for those periods.  In performing the Company’s quarterly evaluation of the effectiveness and of the design and operation of its disclosure controls and procedures as of September 30, 2005, including its assessment as to whether or not these two items constitute changes during the third quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s control over financial reporting, the Company considered the following in making its conclusions:

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

Eastman Kodak Company and Subsidiary Companies
Index to Exhibits (cont’d.)

Exhibit Number

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.