Form 10-K
period 2005-12-31
EASTMAN KODAK CO
filed 2006-03-02
CIK 31235

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

☒     Annual report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the year ended December 31, 2005 or

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to ______

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes    ☐   No    ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes    ☐   No    ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes    ☒   No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes    ☐   No    ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2005, was approximately $7.7 billion.  The registrant has no non-voting common stock.

The number of shares outstanding of the registrant’s common stock as of February 27, 2006 was 287,213,784 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

PART III OF FORM 10-K

The following items in Part III of this Form 10-K incorporate by reference information from the 2006 Annual Meeting and Proxy Statement:

Item 10 -	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Item 11 -	EXECUTIVE COMPENSATION

Item 12 -	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Item 13 -	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Item 14 -	PRINCIPAL AUDITOR FEES AND SERVICES

PART I

ITEM 1.  BUSINESS

Eastman Kodak Company (the Company or Kodak) is the world’s foremost imaging innovator, providing leading products and services to the photographic, graphic communications and healthcare markets.  With sales of $14.3 billion in 2005, the Company is committed to a digitally oriented growth strategy focused on helping people better use meaningful images and information in their life and work.  Consumers use Kodak’s system of digital and traditional image capture products and services to take, print, store and share their pictures anytime, anywhere; businesses effectively communicate with customers worldwide using Kodak solutions for prepress, conventional and digital printing and document imaging; creative professionals rely on Kodak technology to uniquely tell their story through moving or still images; and leading healthcare organizations rely on Kodak’s innovative products, services and customized workflow solutions to help improve patient care and maximize efficiency and information sharing within and across their enterprises.

REPORTABLE SEGMENTS

As of and for the year ended December 31, 2005, the Company reported financial information for three reportable segments (Digital & Film Imaging Systems (D&FIS), Health Group, and Graphic Communications Group).  The balance of the Company’s operations, which individually and in the aggregate do not meet the criteria of a reportable segment, are reported in All Other.  However, in September of 2005, the Company announced that effective January 1, 2006, the Digital & Film Imaging Systems segment will be reported as two distinct segments, the Consumer Digital Imaging Group segment and the Film and Photofinishing Systems Group segment, thereby changing the reportable segments beginning with the first quarter of 2006.  In connection with the realignment, the Company’s new reporting structure will be implemented beginning in the first quarter of 2006 as outlined below:

Consumer Digital Imaging Group Segment:  The Consumer Digital Imaging Group segment encompasses digital capture, kiosks, home printing systems, business development, inkjet systems, digital imaging services and imaging sensors.  This segment provides consumers, professionals and cinematographers with digital products and services.

Film and Photofinishing Systems Group Segment:  The Film and Photofinishing Systems Group segment encompasses consumer and professional film, photographic paper and photofinishing, aerial and industrial film, and entertainment products and services.  This segment provides consumers, professionals and cinematographers with traditional products and services.

Health Group Segment:  There are no changes to the Health Group segment.   The Health Group segment provides digital medical imaging and information products, and systems and solutions, which are key components of sales and earnings growth.  These include laser imagers, digital print films, computed and digital radiography systems, dental radiographic imaging systems, dental practice management software, advanced picture-archiving and communications systems (PACS), and healthcare information systems (HCIS).  Products of the Health Group segment also include traditional analog medical films, chemicals, and processing equipment.  Kodak’s history in traditional analog imaging has made it a leader in this area and has served as the foundation for building its important digital imaging business.  The Health Group segment serves the general radiology market and specialty health markets, including dental, mammography, orthopedics and oncology.  The segment also provides molecular imaging for the biotechnology research market.

Graphic Communications Group Segment:  As of January 1, 2006, the Graphic Communications Group segment consists of Kodak Polychrome Graphics LLC (KPG), a leader in the graphic communications industry; Creo Inc., a premier supplier of prepress and workflow systems used by commercial printers worldwide; NexPress Solutions, Inc., a producer of digital color and black and white printing solutions; Kodak Versamark, Inc., a provider of continuous inkjet technology; and Encad, Inc., a maker of wide-format inkjet printers, inks and media.  Kodak’s Document Products and Services organization, which includes market-leading production and desktop document scanners, microfilm, worldwide service and support and business process services operations, is also part of this segment.

The Graphic Communications Group segment serves a variety of customers in the creative, in-plant, data center, commercial printing, packaging, newspaper and digital service bureau market segments with a range of software, media and hardware products that provide customers with a variety of solutions for prepress equipment, workflow software, digital and traditional printing, document scanning and multi-vendor IT services.

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

In 2003, Kodak announced a comprehensive strategy to be implemented through 2007 to complete its transformation as the leader of the traditional photographic industry to a leadership position in digital imaging markets.

Solid progress was achieved during 2005 in each area of this strategy.  Kodak holds a leading position in key digital product categories where we participate.  For the year ended December 31, 2005, Kodak achieved a level of digital revenues that exceeded traditional revenues.  Additionally, through the 2005 acquisitions of KPG and Creo, Kodak has essentially completed its $3 billion investment and acquisition plan included in the 2003 strategy.

For 2006, the Company’s strategy includes the following priorities:

-	Continue the focus on delivering cash flow
-	Revenue growth from digital products and services is subordinated to expansion of operating margin on digital products and services
-	Continue to grow revenue from digital products and services

As previously mentioned, the realignment and the new reporting structure are effective for the first quarter of 2006.  Accordingly, the following business discussion is based on the three reportable segments and All Other as they were structured as of and for the year ended December 31, 2005.  Kodak’s sales, earnings and assets by reportable segment for these three reportable segments and All Other for the past three years are shown in Note 23, “Segment Information.”

DIGITAL & FILM IMAGING SYSTEMS (D&FIS) SEGMENT

Sales from continuing operations of the D&FIS segment for 2005, 2004 and 2003 were (in millions) $8,460, $9,366 and $9,415, respectively.

This segment combines digital and traditional photography and imaging services in all its forms, including consumer, professional and motion picture.  Kodak manufactures and markets films (consumer, professional, motion picture, aerial and industrial), photographic papers (consumer and professional), photographic processing services, photographic chemicals, and cameras (including one-time-use and digital).  Kodak EasyShare Gallery has accelerated Kodak’s growth in the online photography market and helped to drive more rapid adoption of digital and online sharing, printing and archiving services.  Kodak EasyShare Gallery, which has more than 30 million members, offers digital processing of images  - both digital and film - as well as the ability to go beyond printing 4x6 and create more margin rich items such as photo frames, calendars, photo playing cards, and a host of other personalized merchandise.

Digital product offerings are replacing some of the traditional film products at varying rates.  For example, the workflow improvements offered by digital are having relatively more significant effects in the professional markets, while digital is having little impact in the entertainment markets.  The future impact of digital substitution on these film markets is difficult to predict due to a number of factors, including the pace of digital technology adoption, the underlying economic strength or weakness in major world markets, and the timing of digital infrastructure installation.  Film usage continues to decline as consumers continue to migrate from a film-only household, to a dual-use (digital camera and film) household, to a mobile phone use household.  The mobile phone industry will continue to play a role in the digital camera market as phonecams rapidly improve their offerings with one and two megapixel cameras, convergence ability such as wifi, and small, sleek design.

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

The Company’s strategy in its consumer digital business is to deliver innovative products and services that deliver high quality, easy sharing and easy archiving to consumers, professionals, retailers and labs, while not compromising on Kodak’s legendary ease of use.  Consumer digital products, including digital cameras, self-contained printer docks, which use thermal media to print pictures from digital cameras without the need for a personal computer, and inkjet media, are sold direct to retailers or distributors.  Products are also available to customers through the Internet via online digital services like Kodak EasyShare Gallery.  Products such as the Company’s EasyShare digital camera system with the camera docks are intended to simplify digital imaging for consumers and thereby increase the popularity for sharing and printing digital photo files.  The ImageLink standard, introduced by Kodak and a consortium of digital camera manufacturers (Nikon, Olympus, Pentax) in 2004, allows non-Kodak cameras to connect to the EasyShare printer dock, enabling consumers to print outstanding quality snapshots at the press of a button without connecting to a computer.  The Company faces competition from other electronics manufacturers in this market, particularly on price and technological advances.  Rapid price declines shortly after product introduction in this environment are common, as producers are continually introducing new models with enhanced capabilities, such as improved resolution and/or optical systems.  Kodak EasyShare Gallery, the Company’s online imaging business, continues to demonstrate strong growth and began the establishment of a customer base in selected overseas markets in 2003.  Late in 2003, the Company announced Kodak Mobile Service, which allows consumers with image-enabled mobile phones to store, share and print their images.

Traditional products and services for the consumer are sold direct to retailers and through distributors throughout the world.  Price competition continues to exist in all marketplaces.  To be more cost competitive with its traditional product offerings, the Company is continuing to rationalize capacity.  As previously outlined, digital product offerings are substituting for some of the traditional film products, primarily in the U.S., Japan and Western Europe, as a large number of consumers actively use digital cameras.  While this substitution to date has had an impact primarily on the Company’s film and paper sales, and processing services in the U.S., Japan and Western Europe, there are moderating and declining sales in emerging markets as well.  The Company’s strategy is to partially mitigate this by providing its own digital products, digitization services and output services.  In fact, growth in digital printing often leads to output on silver halide paper.  During 2005, as a result of the faster-than-expected decline in the Company’s traditional film and paper business, the Company extended and accelerated its restructuring actions, and revised the useful lives of certain assets.  The Company has sold or closed many of its photofinishing laboratories in certain parts of the world and repositioned its remaining labs for digital output as well as traditional processing services for retailers.  Kodak also supplies photographic papers and chemicals to other entities that provide photofinishing services.  The Company’s remaining laboratories provide consumers the opportunity to receive film images in traditional formats or digital form, such as a Picture CD.

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

Throughout the world, almost all entertainment-imaging products are sold direct to studios, laboratories, independent filmmakers or production companies.  Quality and availability are important factors for these products, which are sold in a price-competitive environment.  When the entertainment industry adopts digital formats, the Company anticipates that it will face new competitors, including some of its current customers and other electronics manufacturers.

Kodak’s advertising programs actively promote the segment’s products and services in its various markets, and its principal trademarks, trade dress and corporate symbol are widely used and recognized.  Kodak is frequently noted by trade and business publications as one of the most recognized and respected brands in the world.

HEALTH GROUP SEGMENT

Sales from continuing operations of the Health Group segment for 2005, 2004 and 2003 were (in millions) $2,655, $2,686 and $2,431, respectively.

Products and services of the Health Group segment enable healthcare customers (e.g., hospitals, imaging centers, etc.) to capture, process, integrate, archive and display images and information in a variety of forms.  These products and services provide intelligent decision support through the entire patient pathway from research to detection to diagnosis to treatment.  The Health Group segment also provides products and services that help customers improve workflow in their facilities, which in turn helps them enhance the quality and productivity of healthcare delivery.

The Health Group segment provides digital medical imaging and information products, and systems and solutions, which are key components of sales and earnings growth.  These include laser imagers, digital print films, computed and digital radiography systems, dental radiographic imaging systems, dental practice management software, advanced picture-archiving and communications systems (PACS), and healthcare information systems (HCIS).  Products of the Health Group segment also include traditional analog medical films, chemicals, and processing equipment.  Kodak’s history in traditional analog imaging has made it a leader in this area and has served as the foundation for building its important digital imaging business.  The Health Group segment serves the general radiology market and specialty health markets, including dental, mammography, orthopedics and oncology.  The segment also provides molecular imaging for the biotechnology research market.

In March 2005, the Company completed the acquisition of OREX Computed Radiography Ltd. (OREX), a leading provider of compact, robust computed radiography systems that enable medical practitioners to acquire patient x-ray images digitally.  This acquisition has added the technology of OREX’s small format computed radiography products for use in various health imaging markets, such as orthopedics, diagnostic imaging centers, dentistry, and industrial non-destructive testing (NDT).

Marketing and Competition:  In the U.S., Canada and Latin America, health imaging consumables and analog equipment are sold through distributors.  A significant portion of digital equipment and solutions is sold direct to end users, with the balance sold through distributors and OEMs.  In the U.S., individual hospitals or groups of hospitals represented by, as buying agents, group purchasing organizations (GPOs), account for a significant portion of consumables and equipment sales industry-wide.  The Health Group segment has secured long-term contracts with many of the major GPOs and, thus, has positioned itself well against competitors.  In Europe, consumables and analog equipment are sold through distributors and value added service providers (VASPs) as well as direct to end users.  Hospitals in Europe, which are a mix of private and government-funded types, employ a highly regimented tender process in acquiring medical imaging products.  In addition to creating a competitive pricing environment, this process can result in a delay of up to 6 to 18 months between the time the tender is delivered to the hospital and the time the hospital makes a decision on the vendor.  Additionally, the government-funded hospitals’ budgets tend to be limited and restricted.  Government reimbursement policies often drive the use of particular types of equipment and influence the transition from analog to digital imaging.  These policies vary widely among European countries.  In Asia and Japan, sales of all products are split between distributors and end users.  In Europe, Asia and Japan, consumables and analog equipment are often sold as part of a media/equipment bundle.  Digital equipment and solutions are sold direct to end-users and through OEMs in these three geographic areas.

Worldwide, the medical imaging market is crowded with a range of strong competitors.  To compete aggressively, Kodak’s Health Group segment has developed a full portfolio of value-adding products and services.  Some competitors offer digital solutions similar to those of Kodak, and other competitors offer similar analog solutions or a mix of analog and digital.  The Health Group segment has a wide range of solutions from analog to digital as well as solutions combining both analog and digital technologies.  Moreover, the segment’s portfolio is expanding into new areas, including enterprise information management solutions, thus enabling the segment to offer solutions that combine medical images and information, such as patient reports, into one unified package for medical practitioners.  Kodak will continue to innovate products and services to meet the changing needs and preferences of the marketplace.

GRAPHIC COMMUNICATIONS GROUP

Sales from continuing operations of the Graphic Communications Group segment for 2005, 2004 and 2003 were (in millions) $2,990, $1,343 and $967, respectively.

The Graphic Communications Group segment serves a variety of customers in the creative, in-plant, data center, commercial printing, packaging, newspaper and digital service bureau market segments with a range of software, media and hardware products that provide customers with a variety of solutions for prepress equipment, workflow software, digital and traditional printing, document scanning and multi-vendor IT services.  As of and for the year ended December 31, 2005, the Graphic Communications Group segment consists of subsidiaries Kodak Polychrome Graphics LLC (KPG), Creo Inc., NexPress Solutions, Kodak Versamark, Inc., and Encad, Inc.  Products include high-speed, high-volume continuous inkjet printing systems, high-speed production document scanners, micrographic peripherals, digital on-demand color and monochrome printing equipment, wide-format inkjet printers, inks, media (including micrographic films) and services.  The Company also provides maintenance and professional services for Kodak and other manufacturers’ products, as well as providing imaging services to customers.

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

The growth in digital printing workflows has negatively affected the sale of traditional graphic films.  As a result, the Company has become more active in digital printing products and services in order to participate in this growth segment through the acquisitions of Scitex Digital Printing, renamed Kodak Versamark, the NexPress-related entities, KPG and Creo.  Traditional graphic products, primarily consisting of graphic films and chemistry, were formerly sold directly by the Company to the KPG joint venture.

Inkjet products are sold primarily through a two-tiered distribution channel.  The Company remains competitive by focusing on developing new ink and media formulations, new printer technologies, new software and training enhancements.

ALL OTHER

Sales from continuing operations comprising All Other for 2005, 2004 and 2003 were (in millions) $163, $122 and $96, respectively.

All Other consists primarily of the Kodak components group, representing an effort by Kodak’s move into high-growth product areas that are consistent with the Company’s historical strengths in imaging science.  As of and for the year ended December 31, 2005, the Kodak components group was comprised of the imaging sensor solutions business and Kodak display business.  Products of this group include imaging sensor solutions and OLED materials and products.

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

In 2001, the Company and SANYO Electric Co., Ltd. established a global business venture, the SK Display Corporation, to manufacture OLED displays for consumer devices such as cameras, and portable entertainment devices.  Kodak held a 34% ownership interest and SANYO held a 66% interest in the business venture.  In January 2006, Kodak announced that it will broaden its participation in the OLED industry.  To facilitate this move, Kodak granted full control of SK Display Corporation to SANYO.  Kodak will continue as exclusive licensing agent on behalf of Kodak and SANYO for certain OLED intellectual property.

FINANCIAL INFORMATION BY GEOGRAPHIC AREA

Financial information by geographic area for the past three years is shown in Note 23, “Segment Information.”

RAW MATERIALS

The raw materials used by the Company are many and varied, and are generally available.  Silver is one of the essential materials used in the manufacture of films and papers.  The Company purchases silver from numerous suppliers under annual agreements or on a spot basis.  Raw base paper is an essential material in the manufacture of photographic papers.  The Company has contracts to acquire raw base paper from certified photographic paper suppliers during the next several years. Lithographic aluminum is the primary material used in the manufacture of offset printing plates.  The Company procures raw aluminum coils from several suppliers, with contracts generally in place over the next one to two years. Electronic components are prevalent in the Company’s equipment and digital product offerings.  The Company has entered into contracts with numerous vendors to supply these components over the next one to two years.

SEASONALITY OF BUSINESS

Sales and earnings of the D&FIS segment are linked to the timing of holidays, vacations and other leisure activities.  In 2005, sales of digital products were highest in the last four months of the year.  Digital capture and home printing products have experienced peak sales in this period as a result of the December holidays.  Sales are normally lowest in the first quarter due to the absence of holidays and fewer people taking vacations during that time.  Sales and earnings of traditional products, including photofinishing services, of the D&FIS segment are normally strongest in the second and third quarters as demand is high due to heavy vacation activity and events such as weddings and graduations.  These trends are expected to continue as the Company continues to experience growth in sales of digital products.

Sales and earnings of the Graphic Communications Group segment exhibit modestly higher levels in the fourth quarter.  This is driven primarily by the sales of continuous inkjet and document scanner products due to seasonal customer demand linked to commercial year-end budgeting processes.  In addition, sales of consumable products in this segment tend to occur uniformly throughout the year.  Sales and earnings generated by the recent acquisitions of KPG and Creo are not expected to significantly impact the seasonality for this segment.

With respect to the Health Group segment, the sales of consumable products, which generate the major portion of the earnings of this segment, tend to occur uniformly throughout the year.  Sales of equipment products, which carry lower margins than consumables, are highest in the fourth quarter as purchases by healthcare customers are linked to their year-end capital budget process.  This pattern is also reflected in the third month of each quarter.

RESEARCH AND DEVELOPMENT

Through the years, Kodak has engaged in extensive and productive efforts in research and development.

Research and development expenditures for the Company’s three reportable segments and All Other for 2005, 2004 and 2003 were as follows:

(in millions)	2005	2004	2003

D&FIS	$276	$365	$481
Health Group	179	202	173
Graphic Communications Group	271	118	36
All Other	166	151	70

Total	$892	$836	$760

The downward trend in research and development expenditures in the D&FIS and Health Group segments and upward trend in the Graphic Communications Group segment and All Other reflects the acquisitions completed in the current year as well as a continued focus on developing digital product areas.

Research and development is headquartered in Rochester, New York.  Other U.S. groups are located in Boston, Massachusetts; Dallas, Texas; Oakdale, Minnesota; New Haven, Connecticut; and San Jose and San Diego, California.  Outside the U.S., groups are located in England, France, Iceland, Israel, Germany, Japan, China, Singapore and Canada.  These groups work in close cooperation with manufacturing units and marketing organizations to develop new products and applications to serve both existing and new markets.

It has been Kodak’s general practice to protect its investment in research and development and its freedom to use its inventions by obtaining patents.  The ownership of these patents contributes to Kodak’s ability to provide leadership products and to generate revenue from licensing.  The Company holds portfolios of patents in several areas important to its business, including color negative films, processing and papers; digital cameras and image sensors; network photo sharing and fulfillment; x-ray films, mammography systems, computed radiography, digital radiography, photothermographic dry printing, medical and dental image and information systems; flexographic and lithographic printing plates and systems, digital printing workflow and color management, proofing systems; color and black & white electrophotographic printing systems; inkjet inks, media and printing systems; thermal dye transfer and dye sublimation printing systems; digital cinema;  and organic light-emitting diodes.  Each of these areas is important to existing and emerging business opportunities that bear directly on the Company’s overall business performance.

The Company’s major products are not dependent upon one single, material patent.  Rather, the technologies that underlie the Company’s products are supported by an aggregation of patents having various remaining lives and expiration dates.  There is no individual patent or group of patents the expiration of which is expected to have a material impact on the Company’s results of operations.

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

Environmental protection is further discussed in the Notes to Financial Statements, Note 11, “Commitments and Contingencies.”

EMPLOYMENT

At the end of 2005, the Company employed approximately 51,100 full time equivalent people, of whom approximately 25,500 were employed in the U.S.  The actual number of employees may be greater because some individuals work part time.

The current employment amounts are expected to decline more over the next few years as a result of the personnel reductions yet to be made under the 2004-2007 cost reduction program, which contemplated a 40 percent reduction in headcount below 2003 levels of 62,300 full time equivalents worldwide.

AVAILABLE INFORMATION

The Company files many reports with the Securities and Exchange Commission (SEC), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.  These reports, and amendments to these reports, are made available free of charge as soon as reasonably practicable after being electronically filed with or furnished to the SEC.  They are available through the Company’s website at www.Kodak.com.  To reach the SEC filings, follow the links to Corporate, and then Investor Center.  The Company also makes available free of charge through its website, at www.Kodak.com/go/annualreport, its summary annual report to shareholders and proxy statement.

The public may also read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an Internet site, at www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

We have included the CEO and CFO certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to this report.  We have also included these certifications with the Form 10-K filed on April 6, 2005.  Additionally, we filed with the New York Stock Exchange (NYSE) the CEO certification, dated June 3, 2005, regarding our compliance with the NYSE’s corporate governance listing standards pursuant to Section 303A.12(a) of the listing standards, and indicated that the CEO was not aware of any violations of the listing standards by the Company.

ITEM 1A.  RISK FACTORS

Set forth below and elsewhere in this report and in other documents that the Company files with the Securities and Exchange Commission are risks and uncertainties that could cause the actual future results of the Company to differ from those expressed or implied in the forward-looking statements contained in this document and other public statements the Company makes.  Additionally, because of the following risks and uncertainties, as well as other variables affecting our operating results, the Company’s past financial performance should not be considered an indicator of future performance.

If we do not effectively execute our digital transformation, this could adversely affect our operations, revenue and ability to compete.

The Company continues with its transformation from a traditional products and services company to a digital products and services company.  This transformation includes an aggressive restructuring program to reduce its traditional infrastructure to cost-effectively manage the declining traditional business and to reduce its general and administrative costs to the level necessary to compete profitably in the digital markets.  The Company expects these actions to be largely completed by mid 2007.  As a result of the digital transformation, the Company has established three key financial metrics against which it will measure success: digital earnings growth through expanding margins from the Company’s digital businesses, digital revenue growth and cash generation.  Accordingly, the success of the Company’s transformation is dependent upon the execution of the Company’s transformation initiatives including (1) managing the amount and timing of the cost savings resulting from the restructuring of its traditional infrastructure and the reductions in general and administrative costs, (2) Kodak’s ability to continue its development and sale of digital products and services that deliver competitive margins in each of its segments, (3) the Company’s ability to manage the traditional business for cash generation in a cost-effective manner and (4) Kodak’s ability to successfully integrate its acquisitions, including KPG and Creo.  If Kodak cannot successfully execute its transformation initiatives, the Company’s ability to compete as a profitable and growing digital company could be negatively affected, which could adversely affect its results of operations and its ability to generate cash.

If we fail to comply with the covenants contained in our Secured Credit Agreement, including the two financial covenants, our ability to meet our financial obligations could be severely impaired.

There are affirmative, negative and financial covenants contained in the Company’s Secured Credit Agreement.  These covenants are typical for a secured credit agreement of this nature.  The Company’s failure to comply with these covenants could result in a default under the Secured Credit Agreement.  If an event of default were to occur and is not waived by the lenders, then all outstanding debt, interest and other payments under the Secured Credit Agreement could become immediately due and payable and any unused borrowing availability under the revolving credit facility of the Secured Credit Agreement could be terminated by the lenders.  The failure of the Company to repay any accelerated debt under the Secured Credit Agreement could result in acceleration of the majority of the Company’s unsecured outstanding debt obligations.

If we cannot effectively manage transitions of our products and services, this could adversely affect our revenues.

The industries in which Kodak competes are rapidly changing and becoming increasingly more complex.  Kodak’s ability to successfully transition its existing products to new offerings requires that Kodak make accurate predictions of the product development schedule as well as volumes, product mix, customer demand, sales channels, and configuration.  The process of developing new products and services is complex and often uncertain due to the frequent introduction of new products that offer improved performance and pricing.  Kodak may anticipate demand and perceived market acceptance that differs from the product’s realizable customer demand and revenue stream.  Further, in the face of intense industry competition, any unanticipated delay in implementing certain product strategies (including digital products, category expansion and digitization) or in the development, production or marketing of a new product could decrease any advantage Kodak may have to be the first or among the first to market and could adversely affect Kodak’s revenues.  Kodak’s failure to carry out a product rollout in the time frame anticipated and in the quantities appropriate to customer demand, or at all, could adversely affect future demand for Kodak’s products and services and have an adverse effect on its business.  This risk is exacerbated when a product has a short life cycle or a competitor introduces a new product just before Kodak’s introduction of a similar product.

If we cannot effectively anticipate trends and respond to changing customer preferences, this could aversely affect our revenues.

Due to changes in technology, the market for traditional photography products and services is in decline and, as a result, product development has focused on digital capture devices (digital cameras and scanners) designed to improve the image acquisition or digitalization process, software products designed to enhance and simplify the digital workflow, output devices (thermal printers, digital silver halide writers and commercial printing systems and solutions) designed to produce high quality images, and media (thermal and silver halide) optimized for digital workflows.  Kodak’s success depends in part on its ability to develop and introduce new products and services in a timely manner that keep pace with technological developments and that are accepted in the market. The Company continues to introduce new consumer and commercial digital product offerings, however, there can be no assurance that the Company will be successful in anticipating and developing new products, product enhancements or new solutions and services to adequately address changing technologies and customer requirements.  In addition, if the Company is unable to anticipate and develop improvements to its current technology, to adapt its products to changing customer preferences or requirements or to continue to produce high quality products in a timely and cost-effective manner in order to compete with products offered by its competitors, this could adversely affect the revenues of the Company.

If we cannot adequately protect our intellectual property, our business could be harmed.

Kodak has made substantial investments in technologies and has filed patent applications and obtained patents to protect its intellectual property rights as well as the interests of Kodak licensees.  The execution and enforcement of licensing agreements protects the Company’s intellectual property rights and provides a revenue stream in the form of royalties that enables Kodak to further innovate and provide the marketplace with new products and services.  There is no assurance that such measures will be adequate to protect the Company’s intellectual property.

Our revenue, earnings and expenses may suffer if we cannot continue to implement our intellectual property licensing strategies.

Kodak’s ability to execute its intellectual property licensing strategies could also affect the Company’s revenue and earnings.  Kodak’s failure to develop and properly manage new intellectual property could adversely affect market positions and business opportunities.  Furthermore, Kodak’s failure to manage the costs associated with intellectual property generation, licensing and litigation could adversely affect the profitability of Kodak’s operations.

Our revenue, earnings and expenses may suffer if we cannot continue to license or enforce our intellectual property rights.

Kodak relies upon patent, copyright, trademark and trade secret laws in the United States and similar laws in other countries, and agreements with its employees, customers, suppliers and other parties, to establish, maintain and enforce its intellectual property rights.  Any of Kodak’s direct or indirect intellectual property rights could, however, be challenged, invalidated or circumvented, or such intellectual property rights may not be sufficient to permit the Company to take advantage of current market trends or otherwise to provide competitive advantages, which could result in costly product redesign efforts, discontinuance of certain product offerings or other competitive harm.  Further, the laws of certain countries do not protect proprietary rights to the same extent as the laws of the United States.  Therefore, in certain jurisdictions, Kodak may be unable to protect its proprietary technology adequately against unauthorized third party copying or use, which could adversely affect its competitive position.  Also, because of the rapid pace of technological change in the information technology industry, much of our business and many of our products rely on key technologies developed or licensed by third parties, and we may not be able to obtain or continue to obtain licenses and technologies from these third parties at all or on reasonable terms, or such parties may demand cross-licenses.

Our revenue, earnings and expenses may suffer if third parties assert that we violate their intellectual property rights.

Third parties may claim that Kodak or customers indemnified by Kodak are infringing upon their intellectual property rights.  In recent years, individuals and groups have begun purchasing intellectual property assets for the sole purpose of making claims of infringement and attempting to extract settlements from large companies like Kodak.  Even if Kodak believes that the claims are without merit, the claims can be time-consuming and costly to defend and distract management’s attention and resources.  Claims of intellectual property infringement also might require Kodak to redesign affected products, enter into costly settlement or license agreements or pay costly damage awards, or face a temporary or permanent injunction prohibiting Kodak from marketing or selling certain of its products.  Even if Kodak has an agreement to indemnify it against such costs, the indemnifying party may be unable to uphold its contractual agreement to Kodak.  If we cannot or do not license the infringed technology at all or on reasonable terms or substitute similar technology from another source, our revenue and earnings could suffer.

If we are not successful in transitioning certain financial processes and administrative functions to a global shared services model and outsourcing some of their work to third parties, our business performance, cost savings and cash flow could be adversely impacted.

The Company continues to migrate various administrative and financial processes, such as general accounting, accounts payable, credit and collections, call centers and human resources processes to a global shared services model to more effectively manage its costs.  Delays in the migration to the global shared services model and to third party vendors could adversely impact the Company’s ability to meet its cost reduction goals.  Also, if third party vendors do not perform to Kodak’s standards, such as a delay in collection of customer receipts, the Company’s cash flow could be negatively impacted.

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

Our inability to effectively manage our acquisitions, divestitures and other portfolio actions could adversely impact our revenues and earnings.

Kodak has recently completed two large business acquisitions in its Graphic Communications Group segment in order to strengthen and diversify its portfolio of businesses, while establishing itself as a leader in the graphic communications market.  At the same time, Kodak is accelerating the current restructuring of its traditional manufacturing infrastructure.  In the event that Kodak fails to effectively manage the continuing decline of its more traditional businesses while simultaneously integrating these acquisitions, it could fail to obtain the expected synergies and favorable impact of these acquisitions.  Such a failure could cause Kodak to lose market opportunities and experience a resulting adverse impact on its revenues and earnings.

Economic trends in our major markets could adversely affect net sales.

Economic downturns and declines in consumption in Kodak’s major markets may affect the levels of both commercial and consumer sales. Purchases of Kodak’s consumer products are to a significant extent discretionary.  Accordingly, weakening economic conditions or outlook could result in a decline in the level of consumption and could adversely affect Kodak’s results of operations.

If we do not timely implement our planned inventory reductions, this could adversely affect our cash flow.

Unanticipated delays in the Company’s plans to continue inventory reductions in 2006 could adversely impact Kodak’s cash flow outlook. Planned inventory reductions could be compromised by slower sales due to the competitive environment for digital products, and the continuing decline in demand for traditional products, which could also place pressures on Kodak’s sales and market share.  In the event Kodak is unable to successfully manage these issues in a timely manner, they could adversely impact the planned inventory reductions.

Delays in our plans to improve manufacturing productivity and control cost of operations could negatively impact our gross margins.

Kodak’s failure to successfully manage operational performance factors could delay or curtail planned improvements in manufacturing productivity.  Delays in Kodak’s plans to improve manufacturing productivity and control costs of operations, including its ongoing restructuring actions to significantly reduce its traditional manufacturing infrastructure, could negatively impact the gross margins of the Company.  Furthermore, if Kodak is unable to successfully negotiate raw material costs with its suppliers, or incurs adverse pricing on certain of its commodity-based raw materials, reduction in the gross margins could occur.

We depend on third party suppliers and, therefore, our revenue and gross margins could suffer if we fail to manage supplier issues properly.

Kodak’s operations depend on its ability to anticipate the needs for components, products and services and Kodak’s suppliers’ ability to deliver sufficient quantities of quality components, products and services at reasonable prices in time for Kodak to meet its schedules.  Given the wide variety of products, services and systems that Kodak offers, the large number of suppliers and contract manufacturers that are dispersed across the globe, and the long lead times that are required to manufacture, assemble and deliver certain components and products, problems could arise in planning production and managing inventory levels that could seriously harm Kodak.  Other supplier problems that Kodak could face include component shortages, excess supply and risks related to terms of its contracts with suppliers.

If our planned improvements in supply chain efficiency are delayed, this could adversely affect our revenues and earnings.

As the Company continues with its transformation from a traditional products and services company to a digital products and services company, Kodak’s planned improvement in supply chain efficiency, if delayed, could adversely affect its business by preventing shipments of certain products to be made in their desired quantities and in a timely and cost-effective manner.  The planned efficiencies could be compromised if Kodak expands into new markets with new applications that are not fully understood or if the portfolio broadens beyond that anticipated when the plans were initiated.  Any unforeseen changes in manufacturing capacity could also compromise the supply chain efficiencies.

The competitive pressures we face could harm our revenue, gross margins and market share.

Competition remains intense across all segments in which Kodak competes.  In the D&FIS segment (which has been realigned into the Consumer Digital Imaging Group and the Film and Photofinishing Systems Group effective January 1, 2006), price competition has been driven somewhat by consumers’ conservative spending behaviors during times of a weak world economy, international tensions and the accompanying concern over war and terrorism.  In the Health Group and Graphic Communications Group segments, aggressive pricing tactics intensified in the contract negotiations as competitors were vying for customers and market share domestically.  If the Company is unable to obtain pricing or programs sufficiently competitive with current and future competitors, Kodak may lose market share, adversely affecting its revenue and gross margins.

If we fail to manage distribution of our products and services properly, our revenue, gross margins and earnings could be adversely impacted.

The impact of continuing customer consolidation and buying power could have an adverse impact on Kodak’s revenue, gross margins, and earnings.  In the competitive consumer retail environment, there is a movement from small individually owned retailers to larger and commonly known mass merchants.  In the health market, there is a continuing consolidation of various group purchasing organizations.  In the commercial graphic communications market, the Company’s products are sold primarily through a variety of direct and indirect channels.  These resellers and distributors may elect to use suppliers other than Kodak.  Kodak’s challenge is to successfully negotiate contracts that provide the most favorable conditions to the Company in the face of price and aggressive competitors.

Economic uncertainty in developing markets could adversely affect our revenue and earnings.

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

Management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2005 due to a material weakness in internal controls surrounding our accounting for income taxes.  If we fail to remediate this material weakness or any material weaknesses we may discover in the future, we may not be able to provide reasonable assurance regarding the reliability of our financial statements. As a result, our business, brand and operating results could be harmed.

Effective internal control over financial reporting is necessary for the Company to provide reasonable assurance with respect to our financial reports.  If the Company cannot provide reasonable assurance with respect to its financial reports, its business, brand and operating results could be harmed.  As disclosed in the Company’s 2004 Annual Report on Form 10-K, and in its Quarterly Reports on Form 10-Q for each of the first three quarters of 2005, management’s assessment of the Company’s internal controls over financial reporting identified material weaknesses in the Company’s internal controls surrounding the accounting for income taxes and in its internal controls surrounding the accounting for pension and other postretirement benefit plans.  In addition, in the Company’s Quarterly Report on Form 10-Q for the three and nine-month periods ended September 30, 2005, the Company also reported a material weakness in its internal controls surrounding the preparation and review of spreadsheets that include new or changed formulas.  During the year ended December 31, 2005, the Company has made significant progress in executing the remediation plans that were established to address the material weaknesses identified above.  This resulted in material improvements in the Company’s internal control over financial reporting, including the successful remediation of the material weaknesses in internal controls surrounding its accounting for pension and other postretirement benefits and spreadsheet controls as of December 31, 2005.  Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls or fraud. Therefore, even effective internal control over financial reporting can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements.

If we cannot protect our reputation due to product quality and liability issues, our business could be harmed.

Kodak products are becoming increasingly sophisticated and complicated to design and build as rapid advancements in technologies occur.  Although Kodak has established internal procedures to minimize risks that may arise from product quality and liability issues, there can be no assurance that Kodak will be able to eliminate or mitigate occurrences of these issues and associated damages.  Kodak may incur expenses in connection with, for example, product recalls, service and lawsuits, and Kodak’s brand image and reputation as a producer of high-quality products could suffer.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

On June 8, 2005, the Company received a comment letter from the staff of the Division of Corporation Finance of the SEC.  The comments from the staff were issued with respect to its review of the Company’s Form 10-K for the year ended December 31, 2004, the Form 10-Q for the quarterly period ended March 31, 2005 and the Form 8-K filed on April 22, 2005 relating to the Company’s first quarter 2005 earnings release.  In addition to other comments, the staff’s June 8, 2005 letter included three comments relating to the Company’s restatement of (1) the 2003 quarterly and full-year periods and (2) the first three quarters of 2004 (the “restatements”).  The substance of those three comments is summarized below:

•

In Note 1, “Significant Accounting Policies and Restatement,” to the Consolidated Financial Statements as of and for the year ended December 31, 2004 (Note 1), the Company provided disclosure summarizing the nature of the income taxes, pensions and other postretirement benefits and other errors that resulted in the restatements.  In its comment letter, the staff requested additional detailed information regarding the individual errors within these categories, including an analysis of the impact of those errors on each of the five years in the period from 2000 through 2004;

•

In Note 1, the Company provided disclosure of the net impact of the errors relating to periods prior to 2003 of $1.2 million (net adjustment) and the fact that, because these errors did not have a material impact on the periods prior to 2003 or to the first quarter of and full-year 2003, the Company recorded the net adjustment as a charge to Selling, General and Administrative expenses (SG&A) in the quarter ended March 31, 2003.  In its comment letter, the staff requested that the Company (1) explain its treatment of the net adjustment as a charge to SG&A in the first quarter of 2003 and (2) provide an analysis demonstrating that the items comprising the net adjustment were not material to the periods prior to 2003; and

•

In its comment letter, the staff requested that the Company provide quantitative and qualitative analyses supporting its materiality judgments for each of the five years in the period from 2000 through 2004. The staff requested that these analyses consider the materiality of each misstatement individually and in the aggregate, including their impact on individual balance sheet and income statement line items, quarterly and annual earnings per share, gross margins and the segment data.

The Company responded to all of the staff’s comments in a letter it filed with the SEC dated August 9, 2005.  Included in the Company’s response were the supplemental analyses and information requested by the staff.  As of the date of the filing of this Form 10-K, the staff continues to review the Company’s responses and, therefore, these comments remain unresolved.

ITEM 2.  PROPERTIES

The D&FIS segment of Kodak’s business in the United States is centered in Rochester, New York, where photographic goods are manufactured.  Another manufacturing facility in Windsor, Colorado, also produces sensitized photographic goods.  Kodak EasyShare Gallery’s operations are located in Emeryville, California.  Digital product manufacturing is located in China and is also outsourced to third parties.  Additional D&FIS segment manufacturing facilities outside the United States are located in the United Kingdom, Brazil, China, France, India, Mexico and Russia.  Kodak maintains marketing and distribution facilities in many parts of the world.  There are also several photofinishing laboratories located across the United States and certain countries in Europe.

Products in the Health Group segment are manufactured in the United States, primarily in Rochester, New York; Windsor, Colorado; Oakdale, Minnesota; and White City, Oregon.  Manufacturing facilities outside the United States are located in Brazil, China, France, Germany, India and Mexico.  The segment provides digital and traditional products and services including picture archiving and communications systems, radiology information systems, enterprise and departmental healthcare information systems, digital and computed radiography systems, laser imaging, mammography and oncology systems, x-ray film systems for general radiography, and dental imaging products.

Products in the Graphic Communications Group segment are manufactured in the United States, primarily in Rochester, New York; Dayton, Ohio; Columbus, Georgia; Weatherford, Oklahoma; Windsor, Colorado; and San Diego, California.  Manufacturing facilities outside the United States are located in the United Kingdom, France, Germany, South Africa, Israel, Bulgaria, China, Japan, Canada and Mexico.  The segment provides digital and traditional products and services including digital printing, industrial solutions, prepress consumables and workflow and prepress equipment.

Properties within a country may be shared by all segments operating within that country.

Regional distribution centers are located in various places within and outside of the United States.  The Company owns or leases administrative, manufacturing, marketing and processing facilities in various parts of the world.  The leases are for various periods and are generally renewable.

The Company anticipates that its property portfolio will be reduced significantly over the next few years as a result of the 2004-2006 cost reduction program.  Under this program, the Company expected to reduce its worldwide facility square footage by approximately one-third.  In July 2005, the Company expanded this program and now plans to reduce its traditional manufacturing infrastructure by two-thirds below 2004 levels.  This program has been renamed the “2004-2007 Restructuring Program” and is expected to be largely complete by mid-2007.  During 2005, the Company made significant progress towards achieving this goal and remains committed to this plan.

ITEM 3.  LEGAL PROCEEDINGS

During March 2005, the Company was contacted by members of the Division of Enforcement of the SEC concerning the announced restatement of the Company’s financial statements for the full year and quarters of 2003 and the first three unaudited quarters of 2004.  An informal inquiry by the staff of the SEC into the substance of that restatement is continuing.  The Company continues to fully cooperate with this inquiry, and the staff has indicated that the inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred.

On June 13, 2005, a purported shareholder class action lawsuit was filed against the Company and two of its executives in the United States District Court for the Southern District of New York.  On June 20, 2005 and August 10, 2005, similar lawsuits were filed against the same defendants in the United States District Court for the Western District of New York.  The cases have been consolidated in the Western District of New York and the lead plaintiffs are John Dudek and the Alaska Electrical Pension Fund.  The complaints filed in each of these actions (collectively, the “Complaints”) seek to allege claims under the Securities Exchange Act on behalf of a proposed class of persons who purchased securities of the Company between April 23, 2003 and September 25, 2003, inclusive.  The substance of the Complaints is that various press releases and other public statements made by the Company during the proposed class period allegedly misrepresented the Company’s financial condition and omitted material information regarding, among other things, the state of the Company’s film and paper business.  An amended complaint was filed on January 20, 2006, containing essentially the same allegations as the original complaint but adding an additional named defendant. Defendants’ initial responses to the Complaints are not yet due.  The Company intends to defend these lawsuits vigorously but is unable currently to predict the outcome of the litigation or to estimate the range of potential loss, if any.

On or about November 9, 2005, the Company was served with a purported derivative lawsuit that had been commenced against the Company, as a nominal defendant, and eleven current and former directors and officers of the Company, in the New York State Supreme Court, Monroe County.  The Complaint seeks to allege claims on behalf of the Company that, between April 2003 and September 2003, the defendant officers and directors caused the Company to make allegedly improper statements, in press release and other public statements, which falsely represented or omitted material information about the Company’s financial results and guidance.  The plaintiff alleges that this conduct was a breach of the defendants’ common law fiduciary obligations to the Company, and constituted an abuse of control, gross mismanagement, waste and unjust enrichment.  Defendants’ initial responses to the Complaint are not yet due.  The Company intends to defend this lawsuit vigorously but is unable currently to predict the outcome of the litigation or to estimate the range of possible loss, if any.

The Company is named a Potentially Responsible Party (“PRP”) along with seven other companies in connection with certain alleged environmental contamination at the Rochester Fire Academy, located in Rochester, New York.  The Company provided flammable materials to the Fire Academy, which were used in fire-fighting training.  The Company and the seven other PRPs have been negotiating with the New York State Attorney General’s office.  On November 15, 2005, the New York State Attorney General filed a complaint in the U.S. District Court, Western District of New York against all eight PRPs seeking recovery of expenses to remediate the site.  The Company has not yet been served and therefore its initial response is not yet due.  The potential monetary sanction will be in excess of  $100,000 but is not expected to be material.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instructions G (3) of Form 10-K, the following list is included as an unnumbered item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders.

			Date First Elected

Name	Age	Positions Held	an Executive Officer	to Present Office

Robert L. Berman	48	Senior Vice President	2002	2005
Charles S. Brown, Jr.	55	Senior Vice President	2000	2000
Richard G. Brown, Jr.	57	Chief Accounting Officer and Controller	2003	2003
Robert H. Brust	62	Chief Financial Officer and Executive Vice President	2000	2000
Philip J. Faraci	50	Senior Vice President	2005	2005
Carl E. Gustin, Jr.	54	Senior Vice President	1995	1995
Joyce P. Haag	55	General Counsel and Senior Vice President	2005	2005
Mary Jane Hellyar	52	Senior Vice President	2005	2004
Kevin J. Hobert	41	Senior Vice President	2005	2005
James T. Langley	55	Senior Vice President	2003	2003
William J. Lloyd	66	Senior Vice President	2005	2005
Daniel T. Meek	54	Senior Vice President	2004	1998
Antonio M. Perez	60	Chairman of the Board, Chief Executive Officer	2003	2005

Executive officers are elected annually in February.

All of the executive officers have been employed by Kodak in various executive and managerial positions for at least five years, except Mr. Hobert, who joined the Company on September 30, 2002; Mr. Perez, who joined the Company on April 2, 2003; Mr. Lloyd, who joined the Company on June 16, 2003; Mr. Langley, who joined the Company on August 18, 2003; Mr. Richard Brown, Jr., who joined the Company on December 17, 2003; and Mr. Faraci, who joined the Company on December 6, 2004.

The executive officers’ biographies follow:

Robert L. Berman

Mr. Berman was appointed to the position of Director, Human Resources in January 2002 and was elected a Vice President of the Company in February 2002.  In March 2005, he was elected a Senior Vice President by the Board of Directors.  Prior to this position, Mr. Berman was the Associate Director of Human Resources and the Director and Divisional Vice President of Human Resources for Global Operations.  His responsibility in that role included leadership in the delivery of strategic and operational human resources services to Kodak’s global manufacturing, supply chain and regional operations around the world.  He has held a variety of key human resources positions for Kodak over his 22 year career, including the Director and Divisional Vice President of Human Resources for the Consumer Imaging business and the Human Resources Director for Kodak Colorado Division.

Charles S. Brown, Jr.

Mr. Brown began his Kodak career as a process engineer in the Synthetic Chemicals Division in 1973 and served in various technical and supervisory capacities until 1982. Mr. Brown’s Kodak management experience has been primarily in manufacturing serving as the Director, Manufacturing Research and Engineering Division; Manufacturing Manager, Materials for Ektacolor Paper and Chemicals; and Manager, Synthetic Chemicals Division. In 1993, he was named the General Manager of Sensitized Goods Platform Center, the Company’s unit responsible for the development of new photographic films, papers and photochemical products, and manufacturing technologies.

In September 1995 he was named Chief Operating Officer, Consumer Imaging and in October of that same year, the Board of Directors elected him a Vice President of the Company. His primary responsibilities included Consumer Imaging’s film, paper and camera businesses. Mr. Brown was then named the Assistant Director, Imaging Materials Manufacturing beginning September 1, 1997.

Mr. Brown was named Director, Global Manufacturing and Logistics, effective February 1, 1999. In this position, he provided leadership for Kodak’s global operations for film, photographic paper, chemical products and equipment.

On April 14, 2000, Eastman Kodak Company’s Board of Directors elected Mr. Brown a Senior Vice President.

In June 2004, Mr. Brown was promoted to Chief Administrative Officer and is responsible for such corporate functions as Health, Safety & Environment, Human Resources, Corporate Security, Information Security and the Legal department. He also oversees the Company’s international regions.

Richard G. Brown, Jr.

Mr. Brown joined Eastman Kodak Company in December 2003 as Chief Accounting Officer and Controller.

Mr. Brown was previously a partner at Ernst & Young LLP, serving SEC registrants and privately held companies in such industries as consumer products, manufacturing and services.  During his 32-year career at Ernst & Young, he had significant experience in dealing with matters governed by the U.S. Securities and Exchange Commission, and participated for the last 15 years of his career there in the firm’s National Accounting and Auditing Control Program.

Robert H. Brust

Mr. Brust was named Chief Financial Officer and Executive Vice President of Eastman Kodak Company, effective January 3, 2000.  On January 30, 2006, the Company announced that Mr. Brust plans to retire from the Company effective January 31, 2007.  Prior to joining Kodak, Mr. Brust was Senior Vice President and Chief Financial Officer of Unisys Corporation, a global information services and technology company with $8 billion in revenues, located in Blue Bell, Pennsylvania.  He joined Unisys in 1997, where he directed the company’s financial organization, including treasury, controllers, tax, information systems, mergers and acquisitions, strategy, procurement, and investor relations.  He is largely credited for strengthening Unisys’ balance sheet and achieving a significant upgrade in the company’s credit ratings.

Mr. Brust went to Unisys following a distinguished 31-year career at General Electric Co, where he last ran the finance operations of that company’s plastics division as it grew from $900 million in revenues to about $8 billion.  He joined General Electric in 1965, working in a variety of financial and financial management positions in businesses as diverse as motors, capacitors, steam turbines and generators, and engineering services.  He joined the plastics division in 1983, directing the financial operation of that business through its dramatic period of growth.

Philip J. Faraci

Mr. Faraci was named President, Consumer Digital Imaging Group in September 2005, effective January 1, 2006. He oversees Kodak’s consumer, digital capture, printing, kiosk, and imaging systems businesses. He joined Kodak as Director, Inkjet Systems Program in December 2004. In February 2005 he was elected Senior Vice President of the Company. In June 2005, he was also named Director, Corporate Strategy & Business Development.

Prior to Kodak, Mr. Faraci served as Chief Operating Officer of Phogenix Imaging and President and General Manager of Gemplus Corporation’s Telecom Business Unit. Prior to these roles, he spent 22 years at Hewlett-Packard, where he served as Vice President and General Manager of the Consumer Business Organization and Senior Vice President and General Manager for the Inkjet Imaging Solutions Group.

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

As Chief Marketing Officer, Mr. Gustin has been breaking new ground in the areas of advertising and marketing in an effort to fuel new market growth while further enhancing and broadening the reach of the brand. His areas of responsibility include: corporate-wide general marketing, internet marketing, customer relationship marketing, presence marketing, corporate branding, new business incubation, multicultural marketing, business research and corporate design, as well as providing leadership and direction for the marketing functions across the Company.

Joyce P. Haag

Ms. Haag began her Kodak career in 1981, as a lawyer on the Legal Staff. She was elected Assistant Secretary in December 1991 and Corporate Secretary in February 1995.  In January 2001, she was appointed to the additional position of Assistant General Counsel.  In August 2003, she became Director, Marketing, Antitrust, Trademark & Litigation Legal Staff and in March 2004, she became General Counsel, Europe, Africa and Middle Eastern Region (EAMER). In July 2005, she was promoted to General Counsel and Senior Vice President.

Prior to joining the Kodak Legal Staff, Ms. Haag was an associate with Boylan, Brown, Code, Fowler Vigdor & Wilson LLP in Rochester, New York.

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

Effective May 1999, Ms. Hellyar was named General Manager, Consumer Film Business, Consumer Imaging and was elected to Corporate Vice President.

In October 2001, Ms. Hellyar’s responsibilities were expanded and in 2003 she added responsibilities for professional films.  In November 2004, she was named President, Display and Components Group.  In January 2005, the Board of Directors elected her to Senior Vice President.

In September 2005, the Company moved to four vertical businesses. Ms. Hellyar was named President, Film & Photofinishing Systems Group, effective January 1, 2006, while also continuing responsibility for Kodak’s Display business.

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

James T. Langley

James Langley joined Kodak as President, Commercial Printing, in August 2003. The Commercial Printing Group was renamed Graphic Communications Group in May 2004.  In September he was elected to Senior Vice President of the Company. His responsibilities include leveraging Kodak’s intellectual property to create new streams of revenue from the commercial printing market, as well as managing the Company’s Encad, NexPress, Versamark, Kodak Polychrome Graphics and Creo subsidiaries.  Mr. Langley has extensive expertise in printing technologies and both low-volume and high-volume manufacturing, stemming from a 30-year career at Hewlett-Packard Company (HP).  Most recently, he was Vice President of Commercial Printing at HP from March 2000 to August 2002, where he created a business plan, built a team and successfully moved the company into that market.

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

From August 1993 to June 1997, Mr. Langley served as the General Manager of HP’s Vancouver Printer Division, a new unit whose sales represented incremental business for the company. As General Manager, he led the development of high-performance inkjet technology and products for retail and commercial channels.

Mr. Langley joined HP in 1972, working in a variety of technical and management positions involving laser printers. His achievements in that time included writing the Printer Control Language for use with HP LaserJet printers.

William J. Lloyd

Bill Lloyd joined Kodak in June 2003 as Director, Portfolio Planning and Analysis.  In October 2003, he was named Director, Inkjet Systems Program, and was elected to Vice President of the Company.  In February 2005, he was elected to Senior Vice President.  His current title became effective March 1, 2005.

Prior to Kodak, Mr. Lloyd was President of the consulting firm, Inwit, Inc. focused on imaging technology.  From November 2000 until March 2002, he served as Executive Vice President and Chief Technology Officer (“CTO”) of Gemplus International, the leading provider of smart card-based secure solutions for the wireless and financial markets.

In 2000, Mr. Lloyd served as the Co-CEO during the startup phase of Phogenix Imaging, a joint venture between Eastman Kodak and Hewlett-Packard.

Mr. Lloyd has extensive expertise in imaging and printing technologies, stemming from his 31-year career at Hewlett-Packard Company where he was Group Vice President and CTO for consumer imaging and printing.  In his career at HP, Mr. Lloyd held a variety of positions in product development and research both in the US and Japan.  During his tenure in Japan (from 1990 until 1993), he directed the establishment of a branch of HP Laboratories.

Daniel T. Meek

Daniel Meek was named Director, Global Manufacturing & Logistics effective June 2004.  In this position he provides leadership for Kodak’s global operations for film, photographic paper, chemical products and equipment, as well as global logistics.  In April 2004, he was elected to Senior Vice President of the Company by the Board of Directors.  In October 2003, he was named Corporate KOS (Kodak Operating System) Director on a full time basis.  Since January 2003, he was both the Director of the Global Capture Flow, part of Global Manufacturing & Logistics and the Corporate KOS Director.  In November 2002, he was named Director of the Global Capture Flow, Global Manufacturing and Logistics, which included the merger of the Color Film, Graphics, and Document Imaging Flows, as well as Estar Manufacturing.  In December 1999, he was named Director of Worldwide Color Film Flow, Imaging Materials Manufacturing.  Previously, in October 1998, he was named Director of Worldwide Manufacturing Services, Imaging Materials Manufacturing, and elected to Vice President, Eastman Kodak Company.

Prior to joining Kodak, from 1995 to 1998, Daniel Meek was Vice President of Operations at NYPRO, Inc., a worldwide custom injection molding company.

He previously worked for Kodak and originally joined the Company in 1973 as a systems analyst and later held a variety of positions in the Paper Manufacturing Organization. In 1985, he joined Verbatim Corporation after Kodak acquired it, subsequently serving as Senior Vice President for North American operations. In 1990, the Verbatim Corporation was sold to Mitsubishi Chemical Corporation and Dan remained at Verbatim until 1995 continuing in his executive operations role.

Antonio M. Perez

Antonio M. Perez joined Kodak as President and Chief Operating Officer in April 2003, and was elected to the Company’s Board of Directors in October 2004. In May 2005, he was elected Chief Executive Officer, effective June 1, 2005, and on December 31, 2005, he became Chairman of the Company’s Board of Directors.

Mr. Perez is leading the digital transformation of Kodak, aimed at delivering innovative digital products and services to consumer and commercial customers in the fastest-growing segments of the imaging industry.

Mr. Perez has extensive expertise in digital imaging technologies, stemming from a 25-year career at Hewlett-Packard Company, where he was a Corporate Vice President and a member of the company’s Executive Council. As President of HP’s consumer business, Mr. Perez spearheaded the company’s efforts to build a business in digital imaging and electronic publishing, ultimately generating worldwide revenue of more than $16 billion.

Prior to that assignment, Mr. Perez served as President and CEO of HP’s inkjet imaging business. During the five years in which he led the business, the installed base of inkjet printers grew from 17 million to 100 million worldwide, with total revenue of more than $10 billion.

Just prior to joining Kodak, Mr. Perez served as an independent consultant for large investment firms, providing counsel on the effect of technology shifts on financial markets.

From June 2000 to December 2001, Mr. Perez was President and CEO of Gemplus International, where he led the effort to take the company public. While at Gemplus, he transformed the company into the leading smart card-based solution provider in the fast-growing wireless and financial markets. In the first fiscal year, revenue at Gemplus grew 70%, from $700 million to $1.2 billion.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Eastman Kodak Company common stock is principally traded on the New York Stock Exchange under the symbol “EK.”  There are 76,539 shareholders of record of common stock as of January 31, 2006.

MARKET PRICE DATA

	2005		2004

Price per share:	High	Low	High	Low

1st Quarter	$35.19	$30.87	$31.55	$24.25
2nd Quarter	33.10	24.63	27.44	24.55
3rd Quarter	29.24	23.97	33.50	24.75
4th Quarter	25.14	20.77	34.74	28.93

DIVIDEND INFORMATION

The Company has a dividend policy whereby it makes semi-annual payments of dividends, when declared, on the Company’s 10th business day each July and December to shareholders of record on the close of the first business day of the preceding month.

On May 11, 2005, the Board of Directors declared a semi-annual cash dividend of $.25 per share payable to shareholders of record at the close of business on June 1, 2005.  This dividend was paid on July 15, 2005.  On October 18, 2005, the Board of Directors declared a semi-annual cash dividend of $.25 per share payable to shareholders of record at the close of business on November 1, 2005.  This dividend was paid on December 14, 2005.  The total dividends paid for the year ended December 31, 2005 was $144 million.

On May 12, 2004, the Board of Directors declared a semi-annual cash dividend of $.25 per share payable to shareholders of record at the close of business on June 1, 2004.  This dividend was paid on July 15, 2004.  On October 19, 2004, the Board of Directors declared a semi-annual cash dividend of $.25 per share payable to shareholders of record at the close of business on November 1, 2004.  This dividend was paid on December 14, 2004.  The total dividends paid for the year ended December 31, 2004 was $143 million.

ITEM 6.  SELECTED FINANCIAL DATA

Refer to Summary of Operating Data on page 154.

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

REVENUE RECOGNITION

Kodak recognizes revenue when it is realized or realizable and earned.  For the sale of multiple-element arrangements whereby equipment is combined with services, including maintenance and training, and other elements, including software and products, the Company allocates to, and recognizes revenue from, the various elements based on their fair value.  For full service solutions sales, which consist of the sale of equipment and software which may or may not require significant production, modification or customization, there are two acceptable methods of accounting: percentage of completion accounting and completed contract accounting.  For certain of the Company’s full service solutions, the completed contract method of accounting is being followed by the Company.  This is due to insufficient historical experience resulting in the inability to provide reasonably dependable estimates of the revenues and costs applicable to the various stages of such contracts as would be necessary under the percentage of completion methodology.  When the Company does have sufficient historical experience and the ability to provide reasonably dependable estimates of the revenues and the costs applicable to the various stages of these contracts, the Company will account for these full service solutions under the percentage of completion methodology.

At the time revenue is recognized, the Company also records reductions to revenue for customer incentive programs in accordance with the provisions of Emerging Issues Task Force (EITF) Issue No. 01-09, “Accounting for Consideration Given from a Vendor to a Customer (Including a Reseller of the Vendor’s Products).”  Such incentive programs include cash and volume discounts, price protection, promotional, cooperative and other advertising allowances and coupons.  For those incentives that require the estimation of sales volumes or redemption rates, such as for volume rebates or coupons, the Company uses historical experience and internal and customer data to estimate the sales incentive at the time revenue is recognized.  In the event that the actual results of these items differ from the estimates, adjustments to the sales incentive accruals would be recorded.

Incremental direct costs (i.e. costs that vary with and are directly related to the acquisition of a contract which would not have been incurred but for the acquisition of the contract) of a customer contract in a transaction that results in the deferral of revenue are deferred and netted against revenue in proportion to the related revenue recognized in each period if: (1) an enforceable contract for the remaining deliverable items exists; and (2) delivery of the remaining items in the arrangement is expected to generate positive margins allowing realization of the deferred costs.

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

On January 1, 2006, the Company elected to change its method of costing its U.S. inventories to the FIFO method, whereas in all prior years most of Kodak’s inventory in the U.S. was costed using the LIFO method. The new method of accounting for inventory in the U.S. was adopted because the FIFO method will provide for a better matching of revenue and expenses given the rapid technological change in the Company’s products. The FIFO method will also better reflect the cost of inventory on the Company’s Statement of Financial Position. Prior periods will be restated in future financial statements for comparative purposes in order to reflect the impact of this change in methodology from LIFO to FIFO.

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

The Company’s assessments of impairment of long-lived assets, including goodwill and purchased intangible assets, and its periodic review of the remaining useful lives of its long-lived assets are an integral part of the Company’s ongoing strategic review of the business and operations, and are also performed in conjunction with the Company’s ongoing restructuring actions.  Therefore, changes in the Company’s strategy, the Company’s ongoing digital transformation and other changes in the operations of the Company could impact the projected future operating results that are inherent in the Company’s estimates of fair value, resulting in impairments in the future.  Additionally, other changes in the estimates and assumptions, including the discount rate and expected long-term growth rate, which drive the valuation techniques employed to estimate the fair value of long-lived assets and goodwill could change and, therefore, impact the assessments of impairment in the future.

In performing the annual assessment of goodwill for impairment, the Company determined that no material reporting units’ carrying values exceeded their respective fair values.  See “Goodwill” under Note 1, “Significant Accounting Policies.”  Due to the realignment of the Kodak operating model and change in reporting structure, as described in Note 23, “Segment Information,” effective January 1, 2006, the Company reassessed its goodwill for impairment during the first quarter of 2006, and determined that no reporting units’ carrying values exceeded their respective estimated fair values based on the realigned reporting structure and, therefore, there is no impairment.

INCOME TAXES

The Company records a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized.  The valuation allowance as of December 31, 2005 of $1,406 million is attributable to $177 million of net foreign deferred tax assets, including certain net operating loss and capital loss carryforwards and $1,229 million of U.S. net deferred tax assets, including current year losses and credits, which the Company is unable to realize.  The Company has considered future market growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which the Company operates and prudent and feasible tax planning strategies in determining the need for these valuation allowances.  If Kodak were to determine that it would not be able to realize a portion of its net deferred tax asset in the future, for which there is currently no valuation allowance, an adjustment to the net deferred tax assets would be charged to earnings in the period such determination was made.  Conversely, if the Company were to make a determination that it is more likely than not that the deferred tax assets, for which there is currently a valuation allowance, would be realized, the related valuation allowance would be reduced and a benefit to earnings would be recorded.

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

WARRANTY OBLIGATIONS

Management estimates expected product failure rates, material usage and service costs in the development of its warranty obligations.  At the time revenue is recognized, the Company provides for the estimated costs of its warranties as a charge to cost of goods sold.  Estimates are based on historical warranty experience and related costs to repair.  Actual results have not differed materially from management’s estimates.  In the event that the actual results of these items differ from the estimates, an adjustment to the warranty obligation would be recorded.

PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company accounts for its defined benefit pension plans in accordance with Statement of Financial Accounting Standards (SFAS) No. 87, “Employers’ Accounting for Pensions,” and its other postretirement benefits in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions.”  These standards require that the amounts recognized in the financial statements be determined on an actuarial basis.  See Note 17, “Retirement Plans,” and Note 18, “Other Postretirement Benefits,” for disclosure of (i) the nature of the Company’s plans, (ii) the amount of income and expense included in the Company’s Consolidated Statement of Operations for the years ended December 31, 2005, 2004 and 2003, (iii) the Company’s contributions and estimated future funding requirements and (iv) the amount of unrecognized losses at December 31, 2005 and 2004.

Kodak’s defined benefit pension and other postretirement benefit costs and obligations are dependent on the Company’s assumptions used by actuaries in calculating such amounts.  These assumptions, which are reviewed annually by the Company, include the discount rate, long-term expected rate of return on plan assets (EROA), salary growth, healthcare cost trend rate and other economic and demographic factors.  Actual results that differ from our assumptions are recorded as unrecognized gains and losses and are amortized to earnings over the estimated future service period of the plan participants to the extent such total net unrecognized gains and losses exceed 10% of the greater of the plan’s projected benefit obligation or the market-related value of assets.  Significant differences in actual experience or significant changes in future assumptions would affect the Company’s pension and other postretirement benefit costs and obligations.

Generally, the Company bases the discount rate assumption for its significant plans on high quality corporate long-term bond yields in the respective countries as of the measurement date.  Specifically, for its U.S. and Canada plans, the Company determines a discount rate using a cash flow model to incorporate the expected timing of benefit payments and a AA-rated high quality corporate bond yield curve.  For the Company’s other non-U.S. plans, the discount rates are determined by comparison to published local long-term high quality bond indices.

The EROA assumption is based on a combination of formal asset and liability studies, historical results of the portfolio, and management’s expectation as to future returns that are expected to be realized over the estimated remaining life of the plan liabilities that will be funded with the plan assets.  The salary growth assumptions are determined based on the Company’s long-term actual experience and future and near-term outlook.  The healthcare cost trend rate assumptions are based on historical cost and payment data, the near-term outlook and an assessment of the likely long-term trends.

The Company reviews its EROA assumption annually for the Kodak Retirement Income Plan (KRIP).  To facilitate this review, every three years, or when market conditions change materially, the Company undertakes a new asset and liability study to reaffirm the current asset allocation and the related EROA assumption.  In March 2005, a new asset and liability modeling study was completed and the KRIP EROA assumption for 2005 remained at 9.0%.  The KRIP EROA assumption is expected to remain at 9.0% for 2006 as well.  Given the decrease in the discount rate of 25 basis points from 5.75% for 2005 to 5.50% for 2006 an increase in expected return on plan assets due to asset performance in 2005, changes in demographic assumptions, resulting from the completion of assumption studies in 2005, and a decrease in amortization expense relating to unrecognized actuarial losses in accordance with SFAS No. 87, total pension income from continuing operations before special termination benefits, curtailment losses and settlement losses for the major funded and unfunded defined benefit plans in the U.S. is expected to increase from $22 million in 2005 to $79 million in 2006.  Pension expense from continuing operations before special benefits, curtailment losses and settlement losses in the Company’s major funded and unfunded non-U.S. defined benefit plans is projected to increase from $88 million in 2005 to $113 million in 2006, which is primarily attributable to an increase in amortization expense relating to the unrecognized actuarial losses.  Additionally, due in part to the decrease in the discount rate from 5.75% for 2005 to 5.50% for 2006 and a decrease in amortization expense relating to the unrecognized actuarial losses, the Company expects the cost, before curtailment and settlement gains and losses, of its most significant postretirement benefit plan, the U.S. plan, to approximate $180 million in 2006, as compared with $192 for 2005. These estimates have been incorporated into the Company’s earnings outlook for 2006.

The following table illustrates the sensitivity to a change to certain key assumptions used in the calculation of expense for the year ending December 31, 2006 and the projected benefit obligation (PBO) at December 31, 2005 for the Company’s major U.S. and non-U.S. defined benefit pension plans:

(in millions)	Impact on 2006 Pre-Tax Pension Expense Increase (Decrease)		Impact on PBO December 31, 2005 Increase (Decrease)

	U.S.	Non-U.S.	U.S.	Non-U.S.

Change in assumption:
25 basis point decrease in discount rate	$12	$11	$185	$141
25 basis point increase in discount rate	(7)	(11)	(172)	(132)
25 basis point decrease in EROA	15	7
25 basis point increase in EROA	(15)	(7)

In accordance with the guidance under SFAS No. 87, the Company is required to record an additional minimum pension liability in its Consolidated Statement of Financial Position that is at least equal to the unfunded accumulated benefit obligation of its defined benefit pension plans.  During 2005, due to the performance of the global equity markets, combined with decreasing discount rates, the Company was required to increase its additional minimum pension liability for its major defined benefit plans by $223 million and to record a corresponding charge to accumulated other comprehensive income (a component of shareholders’ equity) of $156 million, net of taxes of $67 million.  If the global equity markets’ performance improves and discount rates stabilize or improve in future periods, the Company may be in a position to reduce its additional minimum pension liability and reverse the corresponding charges to shareholders’ equity.  Conversely, if the global equity markets’ performance and discount rates continue to decline in future periods, the Company may be required to increase its additional minimum pension liability and record additional charges to shareholders’ equity.  To mitigate the increase in its additional minimum pension liability and additional charges to shareholders’ equity, the Company may elect to fund a particular plan or plans on a case-by-case basis.

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

STOCK-BASED COMPENSATION

On January 1, 2005, the Company early adopted the stock option expensing rules of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” as interpreted by Financial Accounting Standards Board (FASB) Staff Positions No. 123R-1, 123R-2, 123R-3, and 123R-4, using the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”  The Company utilized the modified prospective approach of adoption under SFAS No. 123R.  The adoption resulted in the recognition of $16 million of compensation cost for the year ended December 31, 2005, related to stock options issued to employees.  As of December 31, 2005, unvested compensation cost for stock options is approximately $9 million and will be recognized over a weighted-average remaining vesting period of 2.14 years.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the following assumptions.  Expected volatilities are based on historical volatility of the Company’s stock, management’s estimate of implied volatility of the Company’s stock, and other factors.  The expected term of options granted is derived from the vesting period of the award, as well as historical exercise behavior, and represents the period of time that options granted are expected to be outstanding.  The risk-free rate is calculated using the U.S. Treasury yield curve, and is based on the expected term of the option. The Company uses historical data to estimate forfeitures.

The Company previously accounted for its employee stock incentive plans under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and the related interpretations under FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.”  Accordingly, no stock-based employee compensation cost was reflected in net earnings for the years ended December 31, 2004 and 2003, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

KODAK OPERATING MODEL AND REPORTING STRUCTURE

As of and for the year ended December 31, 2005, the Company had three reportable segments: Digital & Film Imaging Systems (D&FIS), Health Group, and Graphic Communications Group.  The balance of the Company’s operations, which individually and in the aggregate do not meet the criteria of a reportable segment, are reported in All Other.  A description of the segments is as follows:

Digital & Film Imaging Systems Segment:  The D&FIS segment provides consumers, professionals and cinematographers with digital and traditional products and services.  D&FIS digital products and services include digital capture, kiosks, home printing systems and digital imaging services.  D&FIS traditional products and services include consumer and professional film, photographic paper and photofinishing, aerial and industrial film, and entertainment products and services.

Health Group Segment:  The Health Group segment provides digital medical imaging and information products, and systems and solutions, which are key components of sales and earnings growth.  These include laser imagers, digital print films, computed and digital radiography systems, dental radiographic imaging systems, dental practice management software, advanced picture-archiving and communications systems (PACS), and healthcare information systems (HCIS).  Products of the Health Group segment also include traditional analog medical films, chemicals, and processing equipment.  Kodak’s history in traditional analog imaging has made it a leader in this area and has served as the foundation for building its important digital imaging business.  The Health Group segment serves the general radiology market and specialty health markets, including dental, mammography, orthopedics and oncology.  The segment also provides molecular imaging for the biotechnology research market.

Graphic Communications Group Segment:  The Graphic Communications Group segment is composed of the Company’s equity investments in KPG (Kodak’s 50/50 joint venture with Sun Chemical) prior to its acquisition in April 2005; the results of KPG subsequent to the acquisition in April 2005; the results of Creo Inc., a premier supplier of prepress and workflow systems used by commercial printers worldwide, which was acquired in June 2005; NexPress Solutions, Inc., a leader in on-demand digital color and monochrome image printing systems, which was acquired in May 2004; the Company’s equity investment in NexPress Solutions LLC (Kodak’s 50/50 joint venture with Heidelberger Druckmaschinen AG) prior to its acquisition in May 2004; the results of Scitex Digital Printing, a provider of continuous inkjet technology, which was acquired in January 2004 and has since been renamed Kodak Versamark; and the results of Encad, Inc., a maker of wide-format inkjet printers, inks and media.  Kodak’s Document Product and Services organization, which includes market-leading production and desktop document scanners, microfilm, worldwide service and support and business process services operations, is also part of this segment.

The Graphic Communications Group segment serves a variety of customers in the creative, in-plant, data center, commercial printing and digital service bureau market segments with a variety of solutions for prepress equipment, workflow software, digital and traditional printing, and document scanning and multi-vendor IT services.

All Other:  All Other is composed of Kodak’s display and components business for image sensors and other small, miscellaneous businesses.  It also includes development initiatives in consumer inkjet technologies.

Prior period segment results have been restated to conform to the current period segment reporting structure.

DETAILED RESULTS OF OPERATIONS
Net Sales from Continuing Operations by Reportable Segment and All Other (1)

(in millions)	2005	Change	2004	Change	2003

D&FIS
Inside the U.S.	$3,777	- 3%	$3,900	0%	$3,900
Outside the U.S.	4,683	-14	5,466	- 1	5,515

Total D&FIS	8,460	-10	9,366	- 1	9,415

Health Group
Inside the U.S.	1,052	- 6	1,114	+ 5	1,061
Outside the U.S.	1,603	+ 2	1,572	+15	1,370

Total Health Group	2,655	- 1	2,686	+10	2,431

Graphic Communications Group
Inside the U.S.	1,079	+84	587	+ 41	415
Outside the U.S.	1,911	+153	756	+ 37	552

Total Graphic Communications Group	2,990	+123	1,343	+ 39	967

All Other
Inside the U.S.	71	+25	57	+ 27	45
Outside the U.S.	92	+42	65	+ 27	51

Total All Other	163	+34	122	+ 27	96

Total Net Sales	$14,268	+ 6%	$13,517	+ 5%	$12,909

(1) Sales are reported based on the geographic area of destination.

Earnings (Loss) from Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes by Reportable Segment and All Other

(in millions)	2005	Change	2004	Change	2003

D&FIS	$362	-39%	$598	+ 40%	$427
Health Group	354	-22	452	- 9	497
Graphic Communications Group	1	+103	(39)	- 148	82
All Other	(177)	+ 7	(191)	- 105	(93)

Total of segments	540	-34	820	- 10	913
Strategic asset impairments	—		—		(3)
Impairment of Burrell Companies’ net assets	—		—		(9)
Restructuring costs and other	(1,118)		(901)		(552)
Donation to technology enterprise	—		—		(8)
TouchPoint settlement	—		(6)		—
GE settlement	—		—		(12)
Patent infringement claim settlement	—		—		(14)
Prior year acquisition settlement	—		—		(14)
Legal settlements	(21)		—		(8)
Environmental reserve reversal	—		—		9

Consolidated total	$(599)	-589%	$(87)	-129%	$302

Earnings (Loss) From Continuing Operations by Reportable Segment and All Other

(in millions)	2005	Change	2004	Change	2003

D&FIS	$212	-59%	$520	+ 41%	$370
Health Group	196	-46	366	- 12	415
Graphic Communications Group	(9)	- 13	(8)	-123	35
All Other	(98)	+ 40	(163)	- 72	(95)

Total of segments	301	- 58	715	- 1	725
Strategic asset and venture investment impairments	—		—		(7)
Lucky Film impairment	(19)		—		—
Impairment of Burrell Companies’ net assets held for sale	—		—		(9)
Restructuring costs and other	(1,118)		(901)		(552)
Asset impairment	(25)		—		—
Property sales	41		—		—
Donation to technology enterprise	—		—		(8)
TouchPoint settlement	—		(6)		—
Sun Microsystems settlement	—		92		—
GE settlement	—		—		(12)
Patent infringement claim settlement	—		—		(14)
Prior year acquisition settlement	—		—		(14)
Legal settlements	(21)		9		(8)
Environmental reserve reversal	—		—		9
Interest expense	(211)		(168)		(147)
Other corporate items	18		12		11
Tax on Infotonics contribution	(6)		—		—
Tax benefit - contribution of patents	—		—		13
Income tax effects on above items and taxes not allocated to segments	(415)		328		202

Consolidated total	$(1,455)	-1,896%	$81	- 57%	$189

2005 COMPARED WITH 2004

RESULTS OF OPERATIONS – CONTINUING OPERATIONS

CONSOLIDATED

Worldwide Revenues
 Net worldwide sales were $14,268 million for 2005 as compared with $13,517 million for 2004, representing an increase of $751 million or 6%.  This increase in net sales was primarily attributable to the acquisitions of KPG, Creo and NexPress, which contributed $1,562 million or approximately 11.6 percentage points to sales, and favorable exchange, which increased sales by approximately 0.5 percentage points.  These increases were partially offset by declines in volumes and declines in price/mix, which decreased 2005 sales by approximately 1.9 and 4.6 percentage points, respectively.  The decrease in volumes was primarily driven by declines in the film capture Strategic Product Group (SPG), the wholesale and retail photofinishing portions of the consumer output SPG, and the digital output and film capture and output SPGs within the Health Group segment.  The decrease in price/mix was primarily driven by the film capture SPG, consumer digital capture SPG and the digital capture SPG within the Health Group segment.

Net sales in the U.S. were $5,979 million for 2005 as compared with $5,658 million for the prior year, representing an increase of $321 million, or 6%.  Net sales outside the U.S. were $8,289 million for the current year as compared with $7,859 million for the prior year, representing an increase of $430 million, or 5%, which includes a favorable impact from exchange of 1%.

Digital Strategic Product Groups’ Revenues
 The Company’s digital product sales, including new technologies product sales of $27 million, were $7,757 million for 2005 as compared with $5,532 million, including new technologies of $23 million, for the prior year, representing an increase of $2,225 million, or 40%, primarily driven by the digital portion of KPG and Creo, the consumer digital capture SPG, the kiosks/media portion of the consumer output SPG, and the home printing SPG.

Traditional Strategic Product Groups’ Revenues
 Net sales of the Company’s traditional products were $6,511 million for 2005 as compared with $7,985 million for the prior year, representing a decrease of $1,474 million, or 18%, primarily driven by declines in the film capture SPG, and the wholesale and retail photofinishing portions of the consumer output SPG.

Foreign Revenues
 The Company’s operations outside the U.S. are reported in three regions: (1) the Europe, Africa and Middle East Region (EAMER), (2) the Asia Pacific Region, and (3) the Canada and Latin America Region.  Net sales in the EAMER Region were $4,223 million for 2005 as compared with $4,038 million for 2004, representing an increase of $185 million, or 5%, which includes an insignificant impact from exchange.  Net sales in the Asia Pacific Region were $2,652 million for 2005 as compared with $2,549 million for 2004, representing an increase of $103 million, or 4%, which includes a favorable impact from exchange of 1%.  Net sales in the Canada and Latin America Region were $1,414 million for 2005 as compared with $1,272 million for 2004, representing an increase of $142 million, or 11%, which includes a favorable impact from exchange of 2%.

The Company’s major emerging markets include China, Brazil, Mexico, Russia, India, Korea, Hong Kong and Taiwan.  Net sales in emerging markets were $2,845 million for 2005 as compared with $2,871 million for the prior year, representing a decrease of $26 million, or 1%, which includes a favorable impact from exchange of 1%.  The emerging market portfolio accounted for approximately 20% of Kodak’s worldwide sales and 34% of Kodak’s non-U.S. sales in the current year.  The decrease in emerging market sales was primarily attributable to sales declines in Taiwan, Korea, China and Hong Kong of 16%, 15%, 13% and 10%, respectively.  These declines were offset by sales increases in Mexico, Brazil, Russia and India of 13%, 5%, 1% and 1%, respectively.

Gross Profit
 Gross profit was $3,651 million for 2005 as compared with $3,935 million for 2004, representing a decrease of $284 million, or 7%.  The gross profit margin was 25.6% in the current year as compared with 29.1% in the prior year.  The 3.5 percentage point decrease was primarily attributable to declines that reduced gross profit margins by approximately 3.8 percentage points due to: (1)  price/mix, driven primarily by consumer digital cameras, one-time-use cameras, traditional consumer and digital health products and services, partially offset by the year-over-year increase in royalty income relating to digital capture; and (2) declines in volumes, which reduced gross profit margins by approximately 0.1 percentage points.  These decreases were partially offset by exchange, which favorably impacted gross profit margins by approximately 0.4 percentage points.

Included in the increased manufacturing costs referred to above is $139 million of additional depreciation expense related to the change in estimate of the useful lives of production machinery and equipment as a result of the faster-than-expected decline in the Company’s traditional film and paper business.  During the third quarter of 2005, the Company revised the useful lives of production machinery and equipment from 3-20 years to 3-5 years and manufacturing-related buildings from 10-40 years to 5-20 years.  Also included in 2005 manufacturing costs were accelerated depreciation charges of $391 million related to the 2004-2007 Restructuring Program, compared with accelerated depreciation charges of $152 million in 2004.

Selling, General and Administrative Expenses
 SG&A expenses were $2,668 million for 2005 as compared with $2,491 million for 2004, representing an increase of $177 million, or 7%.  SG&A increased as a percentage of sales from 18% for the prior year to 19% for the current year.  The increase in SG&A is primarily attributable to SG&A related to acquisitions of $293 million, unfavorable legal settlements totaling $21 million, and unfavorable exchange of $6 million, partially offset by cost reduction initiatives.

Research and Development Costs
 R&D costs were $892 million for 2005 as compared with $836 million for 2004, representing an increase of $56 million, or 7%.  R&D as a percentage of sales remained unchanged at 6%.  The dollar increase in R&D is primarily attributable to write-offs for purchased in-process R&D associated with acquisitions made in 2005 for $54 million and increases in R&D spend related to newly-acquired businesses of $95 million, partially offset by significant reductions in R&D spending related to traditional products.

Loss From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes
 The loss from continuing operations before interest, other income (charges), net and income taxes for 2005 was $599 million as compared with a loss of $87 million for 2004, representing an increase of $512 million.  This increase is attributable to the reasons described above.

Interest Expense
Interest expense for 2005 was $211 million as compared with $168 million in the prior year.  This increase is related to higher interest rates in 2005 and higher debt levels in the current year as a result of borrowings to finance acquisitions.

Other Income (Charges), Net
The other income (charges), net component includes principally investment income, income and losses from equity investments, foreign exchange, and gains and losses on the sales of assets and investments.  Other income for the current year was $44 million as compared with other income of $161 million for the prior year.  The decline of $117 million is primarily attributable to proceeds from two favorable legal settlements totaling $101 million in 2004, with no similar favorable legal settlements in 2005.  Also contributing to the decline for the year was a loss on foreign exchange of $31 million due to the unhedged U.S. dollar denominated note payable outside of the U.S. relating to the KPG acquisition versus foreign exchange losses of $10 million in 2004.  Future foreign exchange gains or losses arising from this note payable will be substantially offset by currency forward hedge contracts entered into on July 28, 2005.

The decline was also impacted by $44 million of charges, including a $19 million impairment of the investment in Lucky Film as a result of an other-than-temporary decline in the market value of Lucky’s stock and a $25 million asset impairment.  Additionally, equity income from joint ventures declined by $18 million due to the acquisitions of KPG and NexPress, which were formerly accounted for under the equity method, and are now consolidated in the Company’s Statement of Operations and included in the Graphic Communications Group segment.  These items were partially offset by a net year-over-year increase of $59 million from gains on the sale of properties and capital assets.

Income Tax (Benefit) Provision

The Company’s annual effective tax rate from continuing operations decreased from a benefit rate of 186% for 2004 to a provision rate of 90% for 2005.  The change is primarily attributable to the inability to recognize a benefit from losses in the U.S. as a result of the requirement to record a valuation allowance against net U.S. deferred tax assets.

During the year ended December 31, 2005, the Company recorded a tax provision of $689 million representing an income tax rate on losses from continuing operations of 90%.  The income tax rate of 90% for the year ended December 31, 2005 differs from the Company’s statutory tax rate of 35% primarily due to the inability to benefit losses in the U.S., which resulted in the recording of the valuation allowance charge against net U.S. deferred tax assets in the amount of $1,075 million.  Some of the other significant items that caused the difference from the statutory tax rate include non-U.S. tax benefits of $106 million associated with total worldwide restructuring costs of $1,143 million; a benefit of $101 million associated with rate differentials on operations outside the U.S.; a benefit of $28 million associated with export sales and manufacturing credits; a tax charge of $29 million associated with the remittance of earnings from subsidiary companies outside of the U.S. in connection with the American Jobs Creation Act of 2004; and a tax benefit of $44 million resulting from the Company’s audit settlement with the Internal Revenue Service for tax years covering 1993 through 1998.

Valuation Allowance - U.S.
During the third quarter of 2005, based on management’s assessment of positive and negative evidence regarding the realization of the net deferred tax assets, the Company recorded a valuation allowance of approximately $900 million against its net U.S. deferred tax assets.  In accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109), managements’ assessment included the evaluation of scheduled reversals of deferred tax assets and liabilities, estimates of projected future taxable income, carryback potential and tax planning strategies.

Prior to the Company’s third quarter 2005 assessment of realizability, it was believed, based on available evidence including tax planning strategies, that the Company would more likely than not realize its net U.S. deferred tax assets.  The third quarter 2005 assessment considered the following significant matters based upon some recent changes that occurred in the quarter:

•

In July 2005, management announced plans to significantly accelerate its restructuring efforts and to significantly reduce the assets supporting its traditional business by the end of 2007.  This global plan includes accelerating the reduction of traditional film assets from $2.9 billion in January 2004 to approximately $1 billion by 2007 and terminating approximately 10,000 employees.  These actions will have a negative impact on Kodak’s ability to generate taxable income in the U.S.

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

Based upon management’s above-mentioned September 30, 2005 assessment of realizability, management concluded that it was no longer more likely than not that the U.S. net deferred tax assets would be realized and, as such, recorded a valuation allowance of approximately $900 million.

In the fourth quarter of 2005, management updated its assessment of the realizability of its net deferred tax assets.  As a result of management’s assessment of positive and negative evidence regarding the realization of the net deferred tax assets, which included the evaluation of scheduled reversals of deferred tax assets and liabilities, estimates of projected future taxable income, carryback potential and tax planning strategies, the Company maintained that it was still no longer more likely than not that the U.S. net deferred tax assets would be realized and, as such, increased the valuation allowance by approximately $181 million relating to deferred tax benefits generated in the fourth quarter.  In addition, the Company expects to record a valuation allowance on all U.S. tax benefits generated in the future until an appropriate level of profitability in the U.S. is sustained or until the Company is able to generate enough taxable income through other tax planning strategies and transactions.  Both the net deferred tax asset balances and the offsetting valuation allowance include estimates attributable to the recent acquisitions of KPG and Creo.  Deferred tax amounts attributable to these businesses are expected to be finalized during 2006 with the completion of the Company’s purchase accounting for these acquired entities.

As of December 31, 2005, the Company had a valuation allowance of $1,229 million relating to its net deferred tax assets in the U.S. of $1,308 million.  The valuation allowance of $1,229 million is attributable to (i) the charges totaling $1,081 million that were recorded in the third and fourth quarters of 2005 and (ii) a valuation allowance of $148 million recorded in a prior year for certain state tax carryforward deferred tax assets relating to which management believes it is not more likely than not that the assets will be realized.  The remaining net deferred tax assets in excess of the valuation allowance of $79 million relate to certain foreign tax credit deferred tax assets relating to which management believes it is more likely than not that the assets will be realized.

Valuation Allowance – Outside the U.S.
As of December 31, 2005, the Company had a valuation allowance of approximately $177 million relating to its deferred tax assets outside of the U.S. of $534 million.  The valuation allowance of $177 million is attributable to certain net operating loss and capital loss carryforwards relating to which management believes it is not more likely than not that the assets will be realized.

(Loss) Earnings From Continuing Operations
 The loss from continuing operations for 2005 was $1,455 million, or $5.05 per basic and diluted share, as compared with earnings from continuing operations for 2004 of $81 million, or $.28 per basic and diluted share, representing a decrease of $1,536 million.  This decrease in earnings from continuing operations is attributable to the reasons described above.

DIGITAL & FILM IMAGING SYSTEMS

Worldwide Revenues
 Net worldwide sales for the D&FIS segment were $8,460 million for 2005 as compared with $9,366 million for 2004, representing a decrease of $906 million, or 10%.  The decrease in net sales was primarily attributable to declines related to negative price/mix, driven primarily by the digital capture SPG and the traditional film capture SPG, which reduced net sales by approximately 5.9 percentage points, and volume declines in the film capture SPG and the wholesale and retail photofinishing portions of the consumer output SPG, which decreased sales by approximately 4.3 percentage points.  These decreases were partially offset by favorable exchange, which increased net sales by approximately 0.5 percentage points.

D&FIS segment net sales in the U.S. were $3,777 million for the current year as compared with $3,900 million for the prior year, representing a decrease of $123 million, or 3%.  D&FIS segment net sales outside the U.S. were $4,683 million for the current year as compared with $5,466 million for the prior year, representing a decrease of $783 million, or 14%, which includes a favorable impact from exchange of 1%.

Digital Strategic Product Groups’ Revenues
 D&FIS segment digital product sales were $3,412 million for 2005 as compared with $2,641 million for 2004, representing an increase of $771 million, or 29%, primarily driven by the consumer digital capture SPG, the kiosks/media portion of the consumer output SPG, and the home printing SPG.  Net worldwide sales of consumer digital capture products, which include consumer digital cameras, accessories, memory products, and royalties, increased 30% in 2005 as compared with the prior year, primarily reflecting strong volume increases and favorable exchange, partially offset by negative price/mix.

Net worldwide sales of picture maker kiosks/media increased 37% in 2005 as compared with 2004, as a result of strong volume increases and favorable exchange.  Sales continue to be driven by strong market acceptance of Kodak’s new generation of kiosks and an increase in consumer demand for digital printing at retail.

Net worldwide sales of the home printing solutions SPG, which includes inkjet photo paper and printer docks/media, increased 57% in 2005 as compared with 2004 driven by sales of printer docks and associated thermal media.  For full year 2005, Kodak’s printer dock product held the number-one market share position (on a unit basis) in the United States, Canada, Germany, Australia and the United Kingdom.  However, inkjet paper sales in 2005 declined year over year, as volume growth was more than offset by lower pricing.  Industry growth for inkjet paper continues to slow as a result of improving retail printing solutions, and alternative home printing solutions.

Traditional Strategic Product Groups’ Revenues
 D&FIS segment’s traditional product sales were $5,048 million for the current year period as compared with $6,725 million for the prior year, representing a decrease of $1,677 million or 25%, primarily driven by declines in the film capture SPG and the consumer output SPG.  Net worldwide sales of the film capture SPG, including consumer roll film (35mm and APS film), one-time-use cameras (OTUC), professional films, reloadable traditional film cameras and batteries/videotape, decreased 31% in 2005 as compared with 2004, primarily reflecting volume declines and negative price/mix, partially offset by favorable exchange.

U.S. consumer film industry sell-through volumes decreased approximately 25% in 2005 as compared with the prior year.  Kodak’s sell-in consumer film volumes declined approximately 36% in the current year as compared with the prior year, reflecting a continuing reduction in U.S. retailer inventories as well as a decline in market share.

Net worldwide sales for the retail photofinishing SPG, which includes color negative paper, minilab equipment and services, chemistry, and photofinishing services at retail, decreased 27% in 2005 as compared with 2004, primarily reflecting volume declines and negative price/mix partially offset by favorable exchange.  The volume declines are the result of the substantial reduction of direct sale of minilab equipment.  The Company has shifted its focus to providing minilab services.

Net worldwide sales for the wholesale photofinishing SPG, which includes color negative paper, equipment, chemistry, and photofinishing services at Qualex in the U.S. and CIS (Consumer Imaging Services) outside the U.S., decreased 46% in 2005 as compared with 2004, reflecting continuing volume declines partially offset by favorable exchange.

Net worldwide sales for the entertainment film SPGs, including origination and print films for the entertainment industry increased 1%, primarily reflecting volume increases and favorable exchange, partially offset by overall negative price/mix.

Gross Profit
Gross profit for the D&FIS segment was $2,226 million for 2005 as compared with $2,644 million for the prior year period, representing a decrease of $418 million or 16%.  The gross profit margin was 26.3% in the current year as compared with 28.2% in the prior year.  The 1.9 percentage point decrease was primarily attributable to negative price/mix, primarily driven by the film capture SPG and the digital capture SPG which reduced gross profit margins by approximately 5.0 percentage points, partially offset by the year-over-year increase in royalty income relating to digital capture.  Declines in price/mix were partially offset by positive results from initiatives to reduce manufacturing costs, which improved gross profit margins by approximately 2.8 percentage points, and foreign exchange, which favorably impacted gross profit margins by approximately 0.5 percentage points.

Selling, General and Administrative Expenses
SG&A expenses for the D&FIS segment decreased $93 million, or 6%, from $1,681 million in 2004 to $1,588 million in the current year, and increased as a percentage of sales from 18% for 2004 to 19% for the current year.  The dollar decrease is primarily attributable to cost reduction actions.  These cost reduction actions are being outpaced by the decline of traditional product sales, which resulted in a minor year-over-year increase of SG&A as a percentage of sales.

Research and Development Costs
R&D costs for the D&FIS segment decreased $89 million, or 24%, from $365 million in 2004 to $276 million in the current year period and decreased as a percentage of sales from 4% in the prior year to 3% in the current year.  The decrease in R&D was primarily attributable to spending reductions related to traditional products and services.

Earnings From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes
Earnings from continuing operations before interest, other income (charges), net and income taxes for the D&FIS segment were $362 million in 2005 compared with $598 million in 2004, representing a decrease of $236 million or 39%, as a result of the factors described above.

HEALTH GROUP

Worldwide Revenues
Net worldwide sales for the Health Group segment were $2,655 million for 2005 as compared with $2,686 million for the prior year, representing a decrease of $31 million, or 1%.  The decrease in sales was primarily attributable to decreases in price/mix of approximately 2.4 percentage points, primarily driven by the digital capture SPG, digital output SPG, and the traditional medical film portion of the film capture and output SPG.  These decreases were partially offset by increases in volume, primarily driven by the digital capture SPG and the services SPG, which contributed approximately 1.0 percentage points to the increase in sales.  Sales were also favorably impacted by favorable exchange of approximately 0.3 percentage points.

Net sales in the U.S. were $1,052 million for the current year as compared with $1,114 million for 2004, representing a decrease of $62 million, or 6%.  Net sales outside the U.S. were $1,603 million for 2005 as compared with $1,572 million for the prior year, representing an increase of $31 million, or 2%, which includes a favorable impact from exchange of less than 1%.

Digital Strategic Product Groups’ Revenues
 Health Group segment digital sales, which include digital products (DryView laser imagers/media and wet laser printers/media), digital capture equipment (computed radiography capture equipment and digital radiography equipment), services, dental systems (practice management software and digital radiography capture equipment) healthcare information systems (Picture Archiving and Communications Systems (PACS)), and Radiology Information Systems (RIS), were $1,748 million for 2005 as compared with $1,732 million for 2004, representing an increase of $16 million, or 1%.  The increase in digital product sales was primarily attributable to volume increases and favorable exchange, partially offset by negative price/mix.

Traditional Strategic Product Groups’ Revenues
 Health Group segment’s traditional product sales, including analog film, equipment, and chemistry, were $907 million for 2005 as compared with $954 million for 2004, representing a decrease of $47 million, or 5%.  The primary drivers were lower volumes and unfavorable price/mix for the film capture and output SPG, partially offset by favorable exchange.

Gross Profit
Gross profit for the Health Group segment was $1,026 million for 2005 as compared with $1,134 million in the prior year, representing a decrease of $108 million, or 10%.  The gross profit margin was 38.6% in the current year period as compared with 42.2% in 2004.  The decrease in the gross profit margin of 3.6 percentage points was principally attributable to: (1) price/mix, which negatively impacted gross profit margins by 2.6 percentage points driven by the digital capture SPG, digital output SPG and the traditional medical film portion of the film capture and output SPG, and (2) an increase in manufacturing cost, which decreased gross profit margins by approximately 1.3 percentage points due to an increase in silver and raw material costs.  These decreases were partially offset by favorable exchange, which contributed approximately 0.4 percentage points to the gross profit margins.

Selling, General and Administrative Expenses
 SG&A expenses for the Health Group segment increased $13 million, or 3%, from $480 million in 2004 to $493 million for the current year and increased as a percentage of sales from 18% in the prior year to 19% in the current year.  The increase in SG&A expenses is primarily attributable to increases in certain corporate overhead costs. SG&A was also negatively impacted by costs associated with the OREX acquisition of approximately $6 million.

Research and Development Costs
Current period R&D costs were $179 million as compared with the prior year of $202 million, representing a decrease of $23 million or 11%, and decreased as a percentage of sales from 8% to 7%.  This decrease is a result of reduced R&D spending related to traditional products and services.

Earnings From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes
Earnings from continuing operations before interest, other income (charges), net and income taxes for the Health Group segment decreased $98 million, or 22%, from $452 million for the prior year to $354 million for 2005 due to the reasons described above.

GRAPHIC COMMUNICATIONS GROUP

On May 1, 2004, Kodak completed the acquisition of the NexPress-related entities, which develop high quality on-demand digital color printing systems and manufacture digital black and white printing systems.  There was no consideration paid to Heidelberg at closing.  Under the terms of the acquisition, Kodak and Heidelberg agreed to use a performance-based earn-out formula whereby Kodak will make periodic payments to Heidelberg over a two-year period, if certain sales goals are met.  If all sales goals were met during the two calendar years ended December 31, 2005, the Company would have paid a maximum of $150 million in cash.    For both the first calendar year (2004) and for the second calendar year (2005), there were no amounts paid to Heidelberg.  Additional payments may also be made relating to the incremental sales of certain products in excess of a stated minimum number of units sold during a five-year period following the closing of the transaction.

On April 1, 2005, the Company became the sole owner of KPG through the redemption of Sun Chemical Corporation’s 50 percent interest in the KPG joint venture.  This transaction further established the Company as a leader in the graphic communications industry and complements the Company’s existing business in this market.  Under the terms of the transaction, the Company redeemed all of Sun Chemical’s shares in KPG by providing $317 million in cash (excluding $7 million in transaction costs) at closing and by entering into two notes payable arrangements, one that will be payable within the U.S. (the U.S. note) and one that will be payable outside of the U.S. (the non-U.S. note), that will require principal and interest payments of $200 million in the third quarter of 2006, and $50 million annually from 2008 through 2013.  The total payments due under the U.S. note and the non-U.S. note are $100 million and $400 million, respectively.  The aggregate fair value of these note payable arrangements of approximately $395 million as of the acquisition date was recorded as long-term debt in the Company’s Consolidated Statement of Financial Position.

On June 15, 2005, the Company completed the acquisition of Creo Inc. (Creo), a premier supplier of prepress and workflow systems used by commercial printers around the world.  The acquisition of Creo uniquely positions the Company to be the preferred partner for its customers, helping them improve efficiency, expand their offerings and grow their businesses.  The Company paid $954 million (excluding approximately $13 million in transaction related costs), or $16.50 per share, for all of the outstanding shares of Creo.  The Company used its bank lines to initially fund the acquisition, which has been refinanced through a 7-Year Term Loan under the Company’s new Secured Credit Facilities completed on October 18, 2005.

Worldwide Revenues
 Net worldwide sales for the Graphic Communications Group segment were $2,990 million for 2005 as compared with $1,343 million for the prior year period, representing an increase of $1,647 million, or 123%, which includes a favorable impact from exchange of less than 1%.  The increase in net sales was primarily due to the KPG, Creo and NexPress acquisitions, which contributed $1,561 million in sales.

Net sales in the U.S. were $1,079 million for the current year as compared with $587 million for the prior year, representing an increase of $492 million, or 84%.  Net sales outside the U.S. were $1,911 million in 2005 as compared with $756 million for the prior year period, representing an increase of $1,155 million, or 153% as reported, which includes a favorable impact from exchange of approximately 1%.

Digital Strategic Product Groups’ Revenues
The Graphic Communications Group segment’s digital product sales consist of KPG digital revenues; Creo, a supplier of prepress systems; NexPress Solutions, a producer of digital color and black and white printing solutions; Kodak Versamark, a leader in continuous inkjet technology; document scanners; Encad, Inc., a maker of wide-format inkjet printers; and service and support.

Digital product sales for the Graphic Communications Group segment were $2,461 million for 2005 as compared with $1,065 million for the prior year, representing an increase of $1,396 million, or 131%.  The increase in digital product sales was primarily attributable to the KPG, Creo and NexPress acquisitions.

Traditional Strategic Product Groups’ Revenues
 The Graphic Communications Group segment’s traditional product sales are primarily comprised of sales of traditional graphics products, KPG’s analog plates and other films, and microfilm products.  These sales were $529 million for the current year compared with $278 million for the prior year, representing an increase of $251 million, or 90%.  This increase is primarily attributable to the acquisition of KPG.

Gross Profit
 Gross profit for the Graphic Communications Group segment was $805 million for 2005 as compared with $338 million in the prior year, representing an increase of $467 million, or 138%.  The gross profit margin was 26.9% in the current year as compared with 25.2% in the prior year.  The increase in the gross profit margin of 1.7 percentage points was primarily attributable to: (1) reductions in manufacturing and other costs, which positively impacted gross profit margins by approximately 3.4 percentage points, and (2) volume increases related to Versamark products and services of approximately 1.7 percentage points.  These positive impacts on gross profit margin were partially offset by the negative impact of acquisitions on gross profit margins of approximately 2.9 percentage points, and by negative price/mix of approximately 0.5 percentage points.  Foreign exchange did not have a significant impact on segment gross profit margin.

Selling, General and Administrative Expenses
SG&A expenses for the Graphic Communications Group segment were $533 million for 2005 as compared with $259 million in the prior year, representing an increase of $274 million, or 106%, and decreased as a percentage of sales from 19% in the prior year period to 18% in the current year period.  The dollar increase in SG&A dollars is primarily attributable to the acquisitions of KPG, Creo and NexPress, while the decrease in SG&A as a percentage of sales is primarily attributable to the increase in sales as a result of the acquisitions, as well as the fact that the acquired businesses generally have lower SG&A as a percentage of sales.

Research and Development Costs
 Current period R&D costs for the Graphic Communications Group segment increased $153 million, or 130%, from $118 million for 2004 to $271 million for the current year, and remained constant as a percentage of sales at 9%.  The dollar increase was primarily attributable to the write-off of in-process R&D associated with the KPG and Creo acquisitions of $52 million, as well as increased levels of R&D spending associated with the acquired companies of $95 million.

Earnings (Loss) From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes
 Earnings from continuing operations before interest, other income (charges), net and income taxes for the Graphic Communications Group segment were $1 million in 2005 compared with a loss of $39 million in 2004.  This increase in earnings of $40 million is attributable to the reasons described above.

ALL OTHER

Worldwide Revenues
 Net worldwide sales for All Other were $163 million for 2005 as compared with $122 million for 2004, representing an increase of $41 million, or 34%.  Net sales in the U.S. were $71 million for the current year as compared with $57 million for the prior year, representing an increase of $14 million, or 25%.  Net sales outside the U.S. were $92 million in 2005 as compared with $65 million in the prior year, representing an increase of $27 million, or 42%.

Loss From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes
 The loss from continuing operations before interest, other income (charges), net and income taxes for All Other was $177 million in the current year as compared with a loss of $191 million in 2004, representing an increase in earnings of $14 million or 7%.

EARNINGS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES

Earnings from discontinued operations for 2005 were $150 million, or $.52 per basic and diluted share and were primarily related to a $203 million reversal of certain tax accruals as a result of a settlement between the Company and the Internal Revenue Service on the audit of the tax years 1993 through 1998.  These accruals had been established in 1994 in connection with the Company’s sale of its pharmaceutical, consumer health and household products businesses during that year.  The tax accrual reversals were partially offset by a pension settlement charge of $54 million resulting from the finalization of the transfer of pension assets to ITT Industries, Inc. (ITT) in connection with the sale of the Company’s Remote Sensing Systems business (RSS) in August 2004.  Earnings from discontinued operations for 2004 were $475 million or $1.66 per basic and diluted share and were primarily related to the gain on the sale of RSS to ITT in August 2004.

LOSS FROM CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF INCOME TAXES

The loss from cumulative effect of an accounting change, net of income taxes, of $57 million or $.20 per basic and diluted share is the result of the Company’s adoption of Financial Accounting Standards Board Interpretation No. (FIN) 47, “Accounting for Conditional Asset Retirement Obligations,” as of December 31, 2005.  Under FIN 47, the Company is required to record an obligation and an asset for the present value of the estimated cost of fulfilling its legal obligation with respect to the retirement of an asset when the timing or method of settling that obligation is conditional upon a future event (for example, the sale of, exiting from or disposal of an asset - the “settlement date”).  The primary application of FIN 47 to the Company is with respect to asbestos remediation.  The $57 million charge represents the present value of the Company’s asset retirement obligations (net of the related unamortized asset) relating to facilities with estimated settlement dates.  Refer to further discussion in the “New Accounting Pronouncements” section of Item 7 for further information.

NET (LOSS) EARNINGS

The net loss for 2005 was $1,362 million, or a loss of $4.73 per basic and diluted share, as compared with net earnings for 2004 of $556 million, or $1.94 per basic and diluted share, representing a decrease of $1,918 million, or 345%.  This decrease is attributable to the reasons outlined above.

2004 COMPARED WITH 2003

RESULTS OF OPERATIONS - CONTINUING OPERATIONS

CONSOLIDATED

Worldwide Revenues
 Net worldwide sales were $13,517 million for 2004 as compared with $12,909 million for 2003, representing an increase of $608 million, or 5%.  The increase in net sales was primarily due to increased volumes, acquisitions and favorable exchange, which increased sales for 2004 by 0.9, 4.3 and 3.0 percentage points, respectively.  The increase in volumes was primarily driven by consumer digital cameras, printer dock products, and the picture maker kiosk portion of the consumer output SPG in the Digital & Film Imaging Systems (D&FIS) segment, digital products in the Health Group segment, partially offset by decreased volumes for traditional consumer film products.  Favorable exchange resulted from an increased level of sales in non-U.S. countries as the U.S. dollar weakened throughout 2004 in relation to most foreign currencies.  In addition, the acquisition of PracticeWorks, Inc. (PracticeWorks), Versamark, Laser-Pacific and the NexPress-related entities accounted for an additional 4.3 percentage points of the increase in net sales.  These increases were partially offset by decreases attributable to price/mix, which reduced sales for 2004 by approximately 3.5 percentage points.  These decreases were driven primarily by price/mix declines in traditional products and services, and consumer digital cameras in the D&FIS segment and film capture and output products in the Health Group segment.

Net sales in the U.S. were $5,658 million for the current year as compared with $5,421 million for the prior year, representing an increase of $237 million, or 4%.  Net sales outside the U.S. were $7,859 million for the current year as compared with $7,488 million for the prior year, representing an increase of $371 million, or 5%, which includes a favorable impact from exchange of 6%.

Digital Strategic Product Groups’ Revenues
 The Company’s digital product sales, including new technologies product sales of $23 million, were $5,532 million for the current year as compared with $3,978 million, including new technologies product sales of $17 million for the prior year, representing an increase of $1,554 million, or 39%, primarily driven by the consumer digital capture SPG, the kiosks/media portion of the consumer output SPG, the home printing SPG, and digital acquisitions.

Traditional Strategic Product Groups’ Revenues
 Net sales of the Company’s traditional products were $7,985 million for the current period as compared with $8,931 million for the prior year period, representing a decrease of $946 million, or 11%, primarily driven by declines in the film capture SPG and the wholesale photofinishing portion of the consumer output SPG.

Foreign Revenues
 Net sales in EAMER for 2004 were $4,038 million as compared with $3,880 million for 2003, representing an increase of $158 million or 4%, which includes a favorable impact from exchange of 7%.  Net sales in the Asia Pacific region for 2004 were $2,549 million compared with $2,368 million for 2003, representing an increase of $181 million or 8%, which includes a favorable impact from exchange of 5%.  Net sales in the Canada and Latin America region for 2004 were $1,272 million as compared with $1,240 million for 2003, representing an increase of $32 million or 3%, which includes a favorable impact from exchange of 2%.

The Company’s major emerging markets include China, Brazil, Mexico, India, Russia, Korea, Hong Kong and Taiwan.  Net sales in emerging markets were $2,871 million for 2004 as compared with $2,591 million for 2003, representing an increase of $280 million, or 11%, which includes a favorable impact from exchange of 1%.  The emerging market portfolio accounted for approximately 21% and 37% of the Company’s worldwide and foreign sales, respectively, in 2004.  Sales growth in China, India, Russia and Brazil of 28%, 9%, 7% and 6%, respectively, were the primary drivers of the increase in emerging market sales, partially offset by decreased sales in Hong Kong of 9%.  Sales growth in China resulted from strong business performance for Kodak’s Health Group, Graphic Communications Group and entertainment imaging products and services in 2004 as compared with 2003, when the Severe Acute Respiratory Syndrome (SARS) situation negatively impacted operations in that country, particularly for consumer and professional products and services.

Gross Profit
 Gross profit was $3,935 million for 2004 as compared with $4,158 million for 2003, representing a decrease of $223 million, or 5%.  The gross profit margin was 29.1% in the current year as compared with 32.2% in the prior year.  The decrease of 3.1 percentage points was attributable to declines in price/mix, which reduced gross profit margins by approximately 4.0 percentage points.  This decrease was driven primarily by price/mix declines in traditional consumer film products, photofinishing, consumer digital cameras, and entertainment print films in the D&FIS segment, analog medical film and digital capture equipment in the Health Group segment, and graphic arts products in the Graphic Communications Group segment.  The decline in price/mix was partially offset by favorable exchange, which increased gross margins by approximately 0.5 percentage points, and decreases in manufacturing and other costs, which favorably impacted gross profit margins by approximately 0.4 percentage points year-over-year primarily due to reduced labor expense.  Included in 2004 manufacturing and other costs were accelerated depreciation charges of $152 million related to actions taken under the Company’s restructuring programs, compared with accelerated depreciation charges of $69 million in 2003.

Selling, General and Administrative Expenses
 SG&A expenses were $2,491 million for 2004 as compared with $2,617 million for 2003, representing a decrease of $126 million, or 5%.  SG&A decreased as a percentage of sales from 20% for the prior year to 18% for the current year.  The net decrease in SG&A is primarily attributable to cost savings in the current year period realized from position eliminations resulting from focused cost reduction programs, a decrease in advertising expense of $83 million compared with the prior year, and $58 million in one-time charges incurred in 2003 relating to four legal settlements, an asset impairment, a strategic investment write-down, and a technology contribution, offset by the reversal of an environmental reserve.  Such charges amounted to approximately $6 million in the current year.  These decreases were partially offset by unfavorable exchange of $69 million and SG&A expense of the companies acquired of $192 million.

Research and Development Costs
R&D costs were $836 million for 2004 as compared with $760 million for 2003, representing an increase of $76 million, or 10%.  The increase in R&D is primarily due to increased spending to drive growth in digital product areas as well as acquisition-related R&D, partially offset by reductions in spending on traditional products.  Write-offs for in-process R&D associated with acquisitions made in the current year were $15 million compared with $31 million in the prior year.  As a percentage of sales, R&D costs remained flat at 6% for both the current and prior years.

(Losses) Earnings From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes
 Losses from continuing operations before interest, other income (charges), net and income taxes for 2004 were $87 million as compared with earnings of $302 million for 2003, representing a decrease of $389 million, or 129%.  The decrease is primarily attributable to the reasons described above.

Interest Expense
 Interest expense for 2004 was $168 million as compared with $147 million for 2003, representing an increase of $21 million, or 14%.  The increase in interest expense is almost entirely attributable to higher average interest rates resulting from the replacement of commercial paper debt with the Senior Notes and Convertible Senior Notes issued in October 2003.

Other Income (Charges), Net
 The other income (charges), net component includes investment income, income and losses from equity investments, gains and losses on foreign exchange and on the sales of assets and investments, and other miscellaneous income and expense items.  Other income for the current year was $161 million as compared with a net charge of $51 million for 2003.  The increase in income is primarily attributable to the proceeds from two favorable legal settlements, increased income from the Company’s equity investment in Kodak Polychrome Graphics, and in the prior year, the NexPress investments were accounted for under the equity method and included in other income (charges), net.  As a result of the Company’s purchase of the Heidelberg’s 50 percent interest in the NexPress joint venture, which closed in May 2004, NexPress is consolidated in the Company’s Statement of Operations for the remaining portion of the year and included in the Graphic Communications Group segment.

Income Tax Provision (Benefit)
The Company’s recorded benefit from continuing operations was $175 million for the year ended December 31, 2004, representing an effective tax rate benefit from continuing operations of 186%.  The effective tax rate benefit from continuing operations of 186% differs from the U.S. statutory tax rate of 35% primarily due to earnings from operations in certain lower-taxed jurisdictions outside the U.S., coupled with losses incurred in certain jurisdictions that are benefited at a rate equal to or greater than the U.S. federal income tax rate.

The Company’s recorded benefit from continuing operations was $85 million for the year ended December 31, 2003, representing an effective tax rate benefit from continuing operations of 82%, despite the fact that the Company had positive earnings from continuing operations before income taxes.  The effective tax rate benefit from continuing operations of 82% differs from the U.S. statutory tax rate of 35% primarily due to earnings from operations in certain lower-taxed jurisdictions outside the U.S., coupled with losses incurred in certain jurisdictions that are benefited at a rate equal to or greater than the U.S. federal income tax rate.

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

DIGITAL & FILM IMAGING SYSTEMS

Worldwide Revenues
Net worldwide sales for the D&FIS segment were $9,366 million for 2004 as compared with $9,415 million for 2003, representing a decrease of $49 million, or 1%, which includes a favorable impact from exchange of 3%.  Approximately 3.8 percentage points of the decrease in net sales was attributable to price/mix declines driven primarily by declines in traditional film products as well as consumer digital cameras and inkjet media.  This decrease was partially offset by favorable exchange, which increased revenues by approximately 3.1 percentage points.

D&FIS segment net sales in the U.S. were $3,900 million for the current and prior year.  D&FIS segment net sales outside the U.S. were $5,466 million for the current year as compared with $5,515 million for the prior year, representing a decrease of $49 million, or 1%, which includes a favorable impact from exchange of 5%.

Digital Strategic Product Groups’ Revenues
D&FIS segment digital product sales were $2,641 million for the current year as compared with $1,802 million for the prior year, representing an increase of $839 million, or 47%, primarily driven by the consumer digital capture SPG.  Net worldwide sales of consumer digital capture products, which include consumer digital cameras, accessories, memory products, and royalties, increased 58% in 2004 as compared with 2003, primarily reflecting strong volume increases and favorable exchange, partially offset by negative price/mix.  Sales continue to be driven by strong consumer acceptance of the EasyShare digital camera system and the success of new digital camera product introductions during the current year.

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

Net worldwide sales of picture maker kiosks and related media increased 43% in 2004 as compared with 2003, primarily due to strong volume increases and favorable exchange.  Sales continue to be driven by strong market acceptance of Kodak’s new generation of kiosks as well as an increase in consumer demand for digital printing at retail.

Net worldwide sales from the home printing solutions SPG, which includes inkjet photo paper and printer docks/media, increased 57% in the current year as compared with the prior year.  For inkjet paper, 2004 was marked by increased competition from store brands and the mix shift associated with consumer’s preference for smaller format papers.  Kodak’s printer dock products continued to experience strong sales growth during 2004.

Traditional Strategic Product Groups’ Revenues
D&FIS segment traditional product sales were $6,725 million for the current year as compared with $7,613 million for the prior year, representing a decrease of $888 million, or 12%, primarily driven by declines in the film capture SPG and the consumer output SPG.  Net worldwide sales of the film capture SPG, including consumer roll film (35mm film and Advantix film), one-time-use cameras (OTUC), professional films, reloadable traditional film cameras and batteries/videotape, decreased 17% in 2004 as compared with 2003, primarily reflecting volume declines and negative price/mix experienced for all significant film capture product categories.  These declines were partially offset by favorable exchange.

U.S. consumer film industry sell-through volumes decreased approximately 18% in 2004 as compared with 2003.  Kodak’s sell-in consumer film volumes declined 21% as compared with the prior year, reflecting a decrease in U.S. retailers’ inventories.

Net worldwide sales for the retail photofinishing SPG, which includes color negative paper, equipment and services, chemistry, and photofinishing services at retail, decreased 10% in 2004 as compared with 2003, primarily reflecting lower volumes of Qualex retail photofinishing services, partially offset by favorable exchange.

Net worldwide sales for the wholesale photofinishing SPG, which includes color negative paper, equipment, chemistry, and photofinishing services at Qualex in the U.S. and Consumer Imaging Services (CIS) outside the U.S., decreased 32% in 2004 as compared with 2003, primarily reflecting lower volumes, partially offset by favorable exchange.  The lower volumes reflect the effects of digital replacement.

Net worldwide sales for the entertainment films SPG, including origination and print films to the entertainment industry increased 10% in 2004 as compared with 2003, reflecting volume increases and favorable exchange that was partially offset by negative price/mix.

Gross Profit
 Gross profit for the D&FIS segment was $2,644 million for 2004 as compared with $2,899 million for 2003, representing a decrease of $255 million or 9%.  The gross profit margin was 28.2% in the current year as compared with 30.8% in the prior year.  The 2.6 percentage point decrease was primarily attributable to decreases in price/mix that impacted gross profit margins by approximately 5.0 percentage points, partially offset by manufacturing cost improvements, which favorably impacted gross margins by approximately 2.5 percentage points.  The decrease in price/mix was primarily due to the impact of digital replacement, resulting in a decrease in sales of higher margin traditional products, the impact of which was only partially offset by increased sales of lower margin digital products.

Selling, General and Administrative Expenses
SG&A expenses for the D&FIS segment were $1,681 million for 2004 as compared with $1,991 million for 2003, representing a decrease of $310 million or 16%.  The net decrease in SG&A spending is primarily attributable to cost savings realized from position eliminations associated with ongoing focused cost reduction programs and reductions in advertising expense, partially offset by unfavorable exchange.  As a percentage of sales, SG&A expense decreased from 21% in the prior year to 18% in the current year.

Research and Development Costs
R&D costs for the D&FIS segment decreased $116 million or 24% from $481 million in 2003 to $365 million in 2004.  As a percentage of sales, R&D costs decreased from 5% in the prior year to 4% in the current year.  The decrease in R&D is primarily due to a decline in spending related to consumer and professional imaging traditional products and services.  In addition, the decline was partly attributable to a $21 million write-off for purchased in-process R&D in 2003, with no such charge incurred in the current year.

Earnings From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes
Earnings from continuing operations before interest, other income (charges), net and income taxes for the D&FIS segment increased $171 million, or 40%, from $427 million in 2003 to $598 million in 2004, primarily as a result of the factors described above.

HEALTH GROUP

On October 7, 2003, the Company completed the acquisition of all of the outstanding shares of PracticeWorks, Inc., a leading provider of dental practice management software.  As part of this transaction, Kodak also acquired 100% of PracticeWorks’ Paris-based subsidiary, Trophy Radiologie, S.A., a developer and manufacturer of dental digital radiographic equipment, which PracticeWorks purchased in December 2002.  The acquisition of PracticeWorks and Trophy was expected to contribute approximately $200 million in sales to the Health Group segment during the first full year.  Full year 2004 net sales for PracticeWorks (acquired in October 2003) were $212 million, which resulted in incremental net sales of $164 million for the Health Group segment.

Worldwide Revenues
Net worldwide sales for the Health Group segment were $2,686 million for 2004 as compared with $2,431 million for 2003, representing an increase of $255 million, or 10%, including a favorable impact from exchange of 4%.  The increase in sales consists of: (1) an increase from favorable exchange of approximately 3.6 percentage points, (2) the acquisition of PracticeWorks Inc. in October 2003, which accounted for approximately 6.0 percentage points of the sales increase, and (3) an increase in volume of approximately 4.1 percentage points, driven primarily by volume increases in digital products.  These increases were partially offset by declines in price/mix of approximately 3.2 percentage points, which were related to both digital and traditional products.

Net sales in the U.S. were $1,114 million for the current year as compared with $1,061 for the prior year, representing an increase of $53 million, or 5%.  Net sales outside the U.S. were $1,572 million for 2004 as compared with $1,370 million for 2003, representing an increase of $202 million, or 15%, including a favorable impact from exchange of 6%.

Digital Strategic Product Groups’ Revenues
The Health Group segment’s digital sales, which include laser printers (DryView imagers and wet laser printers), digital media (DryView and wet laser media), digital capture equipment (computed radiography capture equipment and digital radiography equipment), services, dental practice management software and Picture Archiving and Communications Systems (PACS), were $1,732 for the current year compared with $1,437 million for 2003, representing an increase of $295 million, or 21%. The increase in digital product sales was primarily attributable to the PracticeWorks acquisition and higher volumes of digital capture equipment, digital media and services.

Traditional Strategic Product Groups’ Revenues
 The Health Group segment’s traditional product sales, including analog film, equipment, and chemistry, were $954 million for the current year as compared with $994 million for 2003, representing a decrease of $40 million or 4%, with the decrease mainly attributable to decreases in volume and negative price/mix from analog medical film, partially offset by favorable exchange.

Gross Profit
Gross profit for the Health Group segment was $1,134 million for 2004 as compared with $1,059 million for 2003, representing an increase of $75 million, or 7%.  The gross profit margin was 42.2% in 2004 as compared with 43.6% in 2003.  The decrease in the gross profit margin of 1.4 percentage points was primarily attributable to: (1) price/mix, which negatively impacted gross profit margins by 2.0 percentage points due to digital media, digital capture equipment and analog medical film; and (2) an increase in manufacturing and other costs, which decreased gross profit margins by 1.3 percentage points primarily due to increases in silver prices and petroleum based materials during the current year.  These decreases were partially offset by increases attributable to favorable exchange, which contributed approximately 0.8 percentage points to the gross profit margin, and the acquisition of PracticeWorks in the fourth quarter of 2003, which increased gross profit margins by approximately 1.1 percentage points for the current year.

Selling, General and Administrative Expenses
 SG&A expenses for the Health Group segment increased $91 million, or 23%, from $389 million for 2003 to $480 million for 2004.  Although the dollar increase in SG&A expenses was significant, the increase as a percent of sales was 2 percentage points from 16% in 2003 to 18% in 2004.  The increase in SG&A expenses is primarily due to the acquisition of PracticeWorks, which accounted for $65 million of the increase in SG&A expenses in 2004, increased spending on growth initiatives and the unfavorable impact of exchange, which accounted for $12 million of the increase.

Research and Development Costs
 R&D costs for the Health Group segment increased $29 million, or 17%, from $173 million in 2003 to $202 million in 2004, and increased as a percentage of sales from 7% in 2003 to 8% in 2004.  The increase is primarily attributable to increased spending to drive growth in selected areas of the product portfolio.

Earnings From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes
Earnings from continuing operations before interest, other income (charges), net and income taxes for the Health Group segment decreased $45 million, or 9%, from $497 million for 2003 to $452 million for 2004 due primarily to the reasons described above.

GRAPHIC COMMUNICATIONS GROUP

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

There was no consideration paid to Heidelberg at closing.  Under the terms of the acquisition, Kodak and Heidelberg agreed to use a performance-based earn-out formula whereby Kodak will make periodic payments to Heidelberg over a two-year period, if certain sales goals are met.  If all sales goals are met during the two calendar years ending December 31, 2005, the Company will pay a maximum of $150 million in cash.  During the first calendar year, no amounts were paid.  Additional payments may also be made relating to the incremental sales of certain products in excess of a stated minimum number of units sold during a five-year period following the closing of the transaction.  The acquisition is expected to become accretive by 2007.  During the eight months since closing, the NexPress-related entities contributed $177 million in sales to the Graphic Communications Group segment.

On January 5, 2004, Kodak announced the completion of its acquisition of Scitex Digital Printing, the world leader in high-speed, variable data inkjet printing systems.  Kodak acquired the business for $239 million in net cash.  Scitex Digital Printing now operates under the name Kodak Versamark, Inc.  During 2004, Kodak Versamark contributed $198 million in sales to the Graphic Communications Group segment.

Worldwide Revenues
Net worldwide sales for the Graphic Communications Group segment were $1,343 million for 2004 as compared with $967 million for 2003, representing an increase of $376 million, or 39%, including a favorable impact from exchange of less than 1%.  The increase in net sales was primarily attributable to the acquisitions of Kodak Versamark and the NexPress-related entities, which contributed approximately $375 million in net sales to the Graphic Communications Group segment.

Net sales in the U.S. were $587 million for 2004 as compared with $415 million for 2003, representing an increase of $172 million, or 41%.  Net sales outside the U.S. were $756 million in the current year as compared with $552 million in the prior year, representing an increase of $204 million, or 37%, which includes favorable impacts from exchange of 1%.

Digital Strategic Product Groups’ Revenues
The Graphic Communications Group segment’s digital product sales, which consist of Kodak Versamark, the NexPress-related entities, Encad, Inc. products and services, and document imaging service and support, were $1,065 million for the current year as compared with $665 million for the prior year, representing an increase of $400 million, or 60%.  The increase is primarily attributable to the acquisitions of Versamark and the NexPress-related entities.

Kodak Versamark experienced strong sales performance driven by increased placements of color printing units in the transactional printing market coupled with a growing consumables business.

Traditional Strategic Product Groups’ Revenues
 The Graphic Communications Group segment’s traditional product sales were primarily attributable to sales of traditional graphics products to the KPG joint venture, and document imaging imagelink equipment and media sales.  Net worldwide sales of traditional products for the Graphic Communications Group segment declined $24 million or 8% from $302 million in 2003 to $278 million in 2004.  This decline was primarily attributable to negative price/mix for graphic arts products, partially offset by increasing volumes.

Gross Profit
 Gross profit for the Graphic Communications Group segment for 2004 increased $81 million, or 32%, from $257 million for 2003 to $338 million for 2004.  The gross profit margin was 25.2% for 2004 as compared with 26.6% for 2003.  The decrease in the gross profit margin of 1.4 percentage points was primarily attributable to (1) an increase in manufacturing cost, which negatively impacted gross profit margins by approximately 3.2 percentage points, primarily due to an increase in silver prices and additional costs incurred in relation to the relocation of manufacturing facilities for graphics products from Mexico to Great Britain and the U.S., (2) volume declines, which negatively impacted gross profit margins by 0.9 percentage points, and (3) negative price/mix of 0.6 percentage points.  Partially offsetting these negative impacts were the acquisitions of Kodak Versamark and the NexPress-related entities, which contributed 2.1 percentage points to gross profit margin for the current year period.  This is despite the fact that Kodak Versamark’s margins were negatively affected by the impact of the purchase accounting for the inventory that was acquired with Kodak Versamark at its fair value, which was sold during 2004.  This negative impact was partially offset by a positive impact of purchase accounting for the inventory that was acquired with the NexPress-related entities at its fair value.  Additionally, favorable exchange positively impacted gross profit margins by 1.5 percentage points.

Selling, General and Administrative Expenses
SG&A expenses for the Graphic Communications Group segment were $259 million for 2004 as compared with $139 million in the prior year, representing an increase of $120 million, or 86%, and increased as a percentage of sales from 14% in the prior year to 19% in the current year.  The increase in SG&A expenses is primarily attributable to the acquisitions of Kodak Versamark and the NexPress-related entities, which together accounted for $120 million of SG&A expenses in the current year period.

Research and Development Costs
 R&D costs for the Graphic Communications Group segment increased $82 million, or 228%, from $36 million for 2003 to $118 million for the current year, and increased as a percentage of sales from 4% in the prior year to 9% in the current year.  The increase was primarily attributable to the acquisitions of Kodak Versamark and the NexPress-related entities, which together accounted for $90 million of R&D in the current period, and includes a $10 million charge for purchased in-process R&D associated with the Kodak Versamark and NexPress-related entities acquisitions.

Earnings  (Losses) From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes
Earnings (losses) from continuing operations before interest, other income (charges), net and income taxes for the Graphic Communications Group segment decreased $121 million from earnings of $82 million in 2003 to losses of $39 million in 2004.  This increase in losses is primarily attributable to the acquisition of the NexPress-related entities on May 1, 2004, the purchase of Scitex Digital Printing (renamed Kodak Versamark) on January 5, 2004, and the other factors described above.  As noted above, the NexPress-related entities are expected to become accretive by 2007, and Kodak Versamark is expected to be slightly dilutive through 2004 and accretive thereafter.

KPG’s earnings performance continued to improve on the strength of its leading position in digital printing plates and digital proofing, coupled with favorable operating expense management and foreign exchange.  The Company’s equity in the earnings of KPG contributed positive results to other income (charges), net during 2004.

ALL OTHER

Worldwide Revenues
Net worldwide sales for All Other were $122 million for 2004 as compared with $96 million for 2003, representing an increase of $26 million, or 27%.  Net sales in the U.S. were $57 million in 2004 as compared with $45 million for 2003, representing an increase of $12 million, or 27%.   Net sales outside the U.S. were $65 million in the current year as compared with $51 million in the prior year, representing an increase of $14 million, or 27%.

Losses From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes
 Losses from continuing operations before interest, other income (charges), net and income taxes for All Other increased $98 million from a loss of $93 million in 2003 to a loss of $191 million in 2004.  Increased levels of investment for the Company’s display business and consumer inkjet development activities primarily drove the increase in the loss from operations.

EARNINGS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES

Earnings from discontinued operations, net of income taxes, for 2004 were $475 million, or $1.66 per basic and diluted share and were primarily related to the sale of Kodak’s Remote Sensing Systems business (RSS), which contributed $466 million to earnings from discontinued operations, including the after-tax gain on the sale of $439 million.  The 2003 earnings from discontinued operations, net of income taxes, were $64 million, or $.22 per basic and diluted share and reflects net of tax earnings of $27 million primarily related to reversals of tax and environmental reserves as well as $40 million of after-tax earnings from RSS.

NET EARNINGS

Net earnings for 2004 were $556 million, or $1.94 per basic and diluted share, as compared with net earnings for 2003 of $253 million, or $.88 per basic and diluted share, representing an increase of $303 million, or 120%.  This increase is primarily attributable to the reasons outlined above.

SUMMARY

(in millions, except per share data)	2005	Change	2004	Change	2003

Net sales from continuing operations	$14,268	+ 6%	$13,517	+ 5%	$12,909
(Loss) earnings from continuing operations before interest, other income (charges), net, and income taxes	(599)	-589	(87)	-129	302
(Loss) earnings from continuing operations	(1,455)	-1,896	81	- 57	189
Earnings from discontinued operations	150	- 68	475	+642	64
Cumulative effect of accounting change	(57)		—		—
Net (loss) earnings	(1,362)	-345	556	+120	253
Basic and diluted net (loss) earnings per share:
Continuing operations	(5.05)	-1,904.28		- 58.66
Discontinued operations	.52	- 69	1.66	+655	.22
Cumulative effect of accounting change	(.20)		—		—

Total	(4.73)	- 344	1.94	+120	.88

The Company’s results as noted above include certain one-time items, such as charges associated with focused cost reductions and other special charges.  These items, which are described below, should be considered to better understand the Company’s results of operations that were generated from normal operational activities.

2005

The Company’s results from continuing operations for the year included the following:

Charges of $1,118 million ($1,020 million after tax) related to focused cost reductions implemented primarily under the 2004-2007 Restructuring Program.  See further discussion in the Restructuring Costs and Other section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and Note 16, “Restructuring Costs and Other.”

Net charges of $52 million ($38 million after tax) related to purchased in-process R&D incurred in the second quarter (adjusted for credits of $12 million ($2 million after tax) in the third quarter) related to the acquisitions of KPG and Creo.

Charges of $44 million ($35 million after tax) related to a $19 million impairment of the investment in Lucky Film and a $25 million ($16 million after tax) asset impairment.

Charges of $21 million ($21 million after tax) related to unfavorable legal settlements.

Other income of $41 million ($39 million after tax) related to the gain on the sale of properties in connection with restructuring actions.

Income tax charges of $6 million related to a change in estimate with respect to a tax benefit recorded in connection with a land donation.

2004

The Company’s results from continuing operations for the year included the following:

Charges of $889 million ($620 million after tax) related to focused cost reductions implemented primarily under the Third Quarter, 2003 Restructuring Program and 2004-2007 Restructuring Program.  See further discussion in the Restructuring Costs and Other section of MD&A and Note 16, “Restructuring Costs and Other.”

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

RESTRUCTURING COSTS AND OTHER

The Company is currently undergoing the transformation from a traditional products and services company to a digital products and services company.  In connection with this transformation, the Company announced a cost reduction program in January 2004 that would extend through 2006 to achieve the appropriate business model and to significantly reduce its worldwide facilities footprint.  In July 2005, the Company announced an extension to this program into 2007 to accelerate its digital transformation, which included further cost reductions that will result in a business model consistent with what is necessary to compete profitably in digital markets.

In connection with its announcement relating to the extended “2004-2007 Restructuring Program,” the Company has provided estimates with respect to (1) the number of positions to be eliminated, (2) the facility square footage reduction, (3) the reduction in its traditional manufacturing infrastructure, and  (4) the total restructuring charges to be incurred.

The actual charges for initiatives under this program are recorded in the period in which the Company commits to formalized restructuring plans or executes the specific actions contemplated by the program and all criteria for restructuring charge recognition under the applicable accounting guidance have been met.

Restructuring Programs Summary

The activity in the accrued restructuring balances and the non-cash charges incurred in relation to all of the restructuring programs described below was as follows for fiscal 2005:

(in millions)	Balance Dec. 31, 2004	Charges	Reversals	Cash Payments	Non- cash Settle- ments	Other Adjustments and Reclasses (1)	Balance Dec. 31, 2005

2004-2007 Restructuring Program:
Severance reserve	$267	$497	$(3)	$(377)	$—	$(113)	$271
Exit costs reserve	36	84	(6)	(95)	—	4	23

Total reserve	$303	$581	$(9)	$(472)	$—	$(109)	$294

Long-lived asset impairments and inventory write-downs	$—	$161	$—	$—	$(161)	$—	$—
Accelerated depreciation	—	391	—	—	(391)	—	—
Pre-2004 Restructuring Programs:
Severance reserve	$40	$—	$(3)	$(30)	$—	$(5)	$2
Exit costs reserve	12	—	(3)	(6)	—	10	13

Total reserve	$52	$—	$(6)	$(36)	$—	$5	$15

Total of all restructuring programs	$355	$1,133	$(15)	$(508)	$(552)	$(104)	$309

(1)

The total restructuring charges of $1,133 million include: (1) pension and other postretirement charges and credits for curtailments, settlements and special termination benefits, and (2) environmental remediation charges that resulted from the Company’s ongoing restructuring actions.  However, because the impact of these charges and credits relate to the accounting for pensions, other postretirement benefits, and environmental remediation costs, the related impacts on the Consolidated Statement of Financial Position are reflected in their respective components as opposed to within the accrued restructuring balances at December 31, 2005 or 2004.  Accordingly, the Other Adjustments and Reclasses column of the table above includes: (1) reclassifications to Other long-term assets and Pension and other postretirement liabilities for the position elimination-related impacts on the Company’s pension and other postretirement employee benefit plan arrangements, including net curtailment losses, settlement losses, and special termination benefits of $(98) million, and (2) reclassifications to Other long-term liabilities for the restructuring-related impacts on the Company’s environmental remediation liabilities of $(8) million.  Additionally, the Other Adjustments and Reclasses column of the table above includes: (1) adjustments to the restructuring reserves of $14 million related to the Creo purchase accounting impacts that were charged appropriately to Goodwill as opposed to Restructuring charges, (2) foreign currency translation adjustments of $(12) million, which are reflected in Accumulated other comprehensive loss in the Consolidated Statement of Financial Position, and (3) rebalancing reclassifications between the restructuring reserves, which net to zero on a consolidated basis.

The costs incurred, net of reversals, which total $1,118 million for the year ended December 31, 2005, include $391 million and $37 million of charges related to accelerated depreciation and inventory write-downs, respectively, which were reported in cost of goods sold in the accompanying Consolidated Statement of Operations for the year ended December 31, 2005.  The remaining costs incurred, net of reversals, of $690 million, were reported as restructuring costs and other in the accompanying Consolidated Statement of Operations for the year ended December 31, 2005.  The severance costs and exit costs require the outlay of cash, while long-lived asset impairments, accelerated depreciation and inventory write-downs represent non-cash items.

2004-2007 Restructuring Program

The Company announced on January 22, 2004 that it planned to develop and execute a comprehensive cost reduction program throughout the 2004 to 2006 timeframe.  The objective of these actions was to achieve a business model appropriate for the Company’s traditional businesses, and to sharpen the Company’s competitiveness in digital markets.

The Program was expected to result in total charges of $1.3 billion to $1.7 billion over the three-year period, of which $700 million to $900 million related to severance, with the remainder relating to the disposal of buildings and equipment.  Overall, Kodak’s worldwide facility square footage was expected to be reduced by approximately one-third.  Approximately 12,000 to 15,000 positions worldwide were expected to be eliminated through these actions primarily in global manufacturing, selected traditional businesses and corporate administration.

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

The Company implemented certain actions under this program during 2005.  As a result of these actions, the Company recorded charges of $742 million in 2005, which were composed of severance, long-lived asset impairments, exit costs and inventory write-downs of $497 million, $124 million, $84 million and $37 million, respectively.  The severance costs related to the elimination of approximately 8,125 positions, including approximately 1,000 photofinishing, 4,375 manufacturing, 575 research and development and 2,175 administrative positions.  The geographic composition of the positions to be eliminated includes approximately 4,150 in the United States and Canada and 3,975 throughout the rest of the world.  The reduction of the 8,125 positions and the $581 million charges for severance and exit costs are reflected in the 2004-2007 Restructuring Program table below.  The $124 million charge for long-lived asset impairments was included in restructuring costs and other in the accompanying Consolidated Statement of Operations for the year ended December 31, 2005.  The charges taken for inventory write-downs of $37 million were reported in cost of goods sold in the accompanying Consolidated Statement of Operations for the year ended December 31, 2005.

Under this Program, on a life-to-date basis as of December 31, 2005, the Company has recorded charges of $1,416 million, which were composed of severance, long-lived asset impairments, exit costs and inventory write-downs of $915 million, $262 million, $183 million and $56 million, respectively.  The severance costs related to the elimination of approximately 17,750 positions, including approximately 5,700 photofinishing, 7,950 manufacturing, 1,000 research and development and 3,100 administrative positions.

The following table summarizes the activity with respect to the charges recorded in connection with the focused cost reduction actions that the Company has committed to under the 2004-2007 Restructuring Program and the remaining balances in the related reserves at December 31, 2005:

(dollars in millions)	Number of Employees	Severance Reserve	Exit Costs Reserve	Total	Long-lived Asset Impairments and Inventory Write-downs	Accelerated Depreciation

2004 charges	9,625	$418	$99	$517	$157	$152
2004 reversals	—	(6)	(1)	(7)	—	—
2004 utilization	(5,175)	(169)	(47)	(216)	(157)	(152)
2004 other adj. & reclasses	—	24	(15)	9	—	—

Balance at 12/31/04	4,450	267	36	303	—	—
2005 charges	8,125	497	84	581	161	391
2005 reversals	—	(3)	(6)	(9)	—	—
2005 utilization	(10,225)	(377)	(95)	(472)	(161)	(391)
2005 other adj. & reclasses	—	(113)	4	(109)	—	—

Balance at 12/31/05	2,350	$271	$23	$294	$—	$—

The severance charges of $497 million and the exit costs of $84 million were reported in restructuring costs and other in the accompanying Consolidated Statement of Operations for the year ended December 31, 2005.  Included in the $497 million charge taken for severance costs was a net curtailment loss of $6 million.  This net curtailment loss is disclosed in Note 17, “Retirement Plans” and Note 18, “Other Postretirement Benefits.”  Included in the $84 million charge taken for exit costs was a $8 million charge for environmental remediation associated with the closures of the manufacturing facility in Coburg, Australia and Sao Jose dos Campos, Brazil.  The liability related to this charge is disclosed in Note 11, “Commitments and Contingencies” under “Environmental.”  During 2005, the Company made $377 million of severance payments and $95 million of exit cost payments related to the 2004-2007 Restructuring Program.  During 2005, the Company reversed $3 million of severance reserves, as severance payments were less than originally estimated.  In addition, the Company reversed $6 million of exit costs reserves during 2005, as the Company was able to settle lease and other exit cost obligations for amounts that were less than originally estimated.  These reserve reversals were included in restructuring costs and other in the accompanying Consolidated Statement of Operations for the year ended December 31, 2005.

The total severance charges of $497 million include pension and other postretirement charges and credits for curtailments, settlements and special termination benefits.  However, because the impact of these charges and credits relate to the accounting for pensions and other postretirement benefits, the related impacts on the Consolidated Statement of Financial Position are reflected in their respective components as opposed to within the accrued restructuring balances at December 31, 2005 or 2004.  Accordingly, other adjustments of $(113) million to the severance reserve in 2005 included reclassifications to Other long-term assets and Pension and other postretirement liabilities for the position elimination-related impacts on the Company’s pension and other postretirement employee benefit plan arrangements, including net curtailment losses, settlement losses, and special termination benefits of $(96) million, which are disclosed in Note 17 “Retirement Plans” and Note 18, “Other Postretirement Benefits”.  Additionally, the other adjustments of $(113) million to the severance reserve in 2005 include: (1) adjustments to the severance reserve of $7 million related to the Creo purchase accounting impacts that were charged appropriately to Goodwill as opposed to Restructuring charges, (2) foreign currency translation adjustments of $(12) million, and (3) rebalancing reclassifications to other restructuring reserves of ($12) million, which net to zero on a consolidated basis.

Other adjustments of $4 million to the exit cost reserve in 2005 included: (1) reclassifications to Other long-term liabilities for the restructuring-related impacts on the Company’s environmental remediation liabilities of $(8) million, which are disclosed in Note 11, “Commitments and Contingencies” under “Environmental”, (2) adjustments to the exit cost reserve of $7 million related to the Creo purchase accounting impacts that were charged appropriately to Goodwill as opposed to Restructuring charges, and (3) rebalancing reclassifications to other restructuring reserves of $5 million, which net to zero on a consolidated basis.

As a result of the initiatives already implemented under the 2004-2007 Restructuring Program, severance payments will be paid during periods through 2007 since, in many instances, the employees whose positions were eliminated can elect or are required to receive their payments over an extended period of time.  Most exit costs were paid during 2005.  However, certain costs, such as long-term lease payments, will be paid over periods after 2005.

As a result of initiatives implemented under the 2004-2007 Restructuring Program, the Company recorded $391 million of accelerated depreciation on long-lived assets in cost of goods sold in the accompanying Consolidated Statement of Operations for the year ended December 31, 2005.  The accelerated depreciation relates to long-lived assets accounted for under the held and used model of SFAS No. 144.  The year-to-date amount of $391 million relates to $37 million of photofinishing facilities and equipment, $349 million of manufacturing facilities and equipment, and $5 million of administrative facilities and equipment that will be used until their abandonment.  The Company will record approximately $200 million of additional accelerated depreciation in 2006 related to the initiatives implemented in 2005.  Additional amounts of accelerated depreciation may be recorded in 2006 and 2007 as the Company continues to execute its 2004-2007 Restructuring Program.

The charges of $1,133 million recorded in 2005, excluding reversals, included $222 million applicable to the D&FIS segment, $23 million applicable to the Health Group segment, and $30 million applicable to the Graphic Communications Group segment, and $3 million applicable to All Other.  The balance of $855 million was applicable to manufacturing, research and development, and administrative functions, which are shared across all segments.

The restructuring actions implemented during fiscal year 2005 under the 2004-2007 Restructuring Program are expected to generate future annual cost savings of approximately $499 million and future annual cash savings of approximately $476 million.  These cost savings began to be realized by the Company beginning in the first quarter of 2005, and are expected to be fully realized by the end of 2006 as most of the actions and severance payouts are completed.  These total cost savings are expected to reduce future cost of goods sold, SG&A, and R&D expenses by approximately $295 million, $133 million, and $71 million, respectively.

Based on all of the actions taken to date under the 2004-2007 Restructuring Program, the program is expected to generate annual cost savings of approximately $984 million, including annual cash savings of $951 million, as compared with pre-program levels.  The Company began realizing these savings in the second quarter of 2004, and expects the savings to be fully realized by the end of 2006 as most of the actions and severance payouts are completed.  These total cost savings are expected to reduce cost of goods sold, SG&A, and R&D expenses by approximately $666 million, $219 million, and $99 million, respectively.

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

Pre-2004 Restructuring Programs

At December 31, 2005, the Company had remaining severance and exit costs reserves of $2 million and $13 million, respectively, relating to restructuring plans committed to or executed prior to 2004.  During 2005, reversals of $3 million were made to reduce the severance reserve balance, as severance payments were less than originally estimated. During 2005, reversals of $3 million were made to reduce the exit costs reserve balance, as the Company was able to settle lease and other exit cost obligations for amounts that were less than originally estimated.

The remaining severance payments relate to initiatives already implemented under the Pre-2004 Restructuring Programs and will be paid out during 2006 since, in many instances, the employees whose positions were eliminated can elect or are required to receive their severance payments over an extended period of time.  Most of the remaining exit costs reserves represent long-term lease payments, which will continue to be paid over periods throughout and after 2006.

LIQUIDITY AND CAPITAL RESOURCES

2005

Cash Flow Activity
The Company’s cash and cash equivalents increased $410 million to $1,665 million at December 31, 2005 from $1,255 million at December 31, 2004.  The increase resulted primarily from $1,208 million of net cash provided by operating activities and $533 million of net cash provided by financing activities, offset by $1,304 million of net cash used in investing activities.

The net cash provided by operating activities of $1,208 million was primarily attributable to a decrease in receivables, excluding the impacts of acquisitions, of $228 million, and a decrease in inventories, excluding the impacts of acquisitions, of $274 million.   The decrease in receivables, excluding the impacts of acquisitions, is primarily due to lower customer rebate accruals and lower miscellaneous non-trade receivables, and was also impacted by the Company’s collection efforts, including customer-sponsored payment programs.  The decrease in inventories is primarily due to a combination of: (1) planned inventory reductions driven by corporate initiatives, (2) an increasingly seasonal demand for digital products in anticipation of the holiday season, and (3) a decline in demand for traditional products.  In addition, the Company reported a net loss of $1,362 million, which, when adjusted for the earnings from discontinued operations, cumulative effect of a change in accounting principle, equity in earnings from unconsolidated affiliates, depreciation and amortization, purchased research and development, the gain on sales of businesses/assets, restructuring costs, asset impairments and other non-cash charges, and provision for deferred taxes, provided $582 million of operating cash.    These sources of cash were further increased by the favorable impacts of the Company’s continuing progress in the monetization of its intellectual property.

The net cash used in investing activities of $1,304 million was utilized primarily for capital expenditures of $472 million and business acquisitions of $984 million.  These uses of cash were partially offset by $130 million from the sale of assets and investments.  The net cash provided by financing activities of $533 million was primarily the result of a net increase in borrowings of $722 million due to the funding of the acquisition of Creo during the second quarter of 2005, partially offset by repayments of debt.

The Company’s primary uses of cash include debt payments, acquisitions, capital additions, restructuring payments, dividend payments, employee benefit plan payments/contributions, and working capital needs.

Acquisitions were $984 million in 2005, net of cash acquired.  Approximately $927 million and $11 million of this amount is related to the acquisitions of Creo and KPG, respectively.  The acquisition of Creo uniquely positions the Company to be the preferred partner for its customers, helping them improve efficiency, expand their offerings and grow their business.  The acquisition of KPG further establishes the Company as a leader in the graphics communications industry and complements the Company’s existing business in this market.  Both Creo and KPG operate within the Graphic Communications Group segment.  The remaining amount of $46 million was utilized to complete the acquisition of OREX.  The acquisition of OREX adds the technology of OREX’s small format computed radiography products for use in various health imaging markets.

Capital additions were $472 million in 2005, with the majority of the spending supporting new products, manufacturing productivity and quality improvements, infrastructure improvements, and ongoing environmental and safety initiatives.

During the year ended December 31, 2005, the Company expended $508 million against the related restructuring reserves, primarily for the payment of severance benefits.  Employees whose positions were eliminated could elect to receive their severance payments over a period not to exceed two years following their date of termination.

As a result of the cumulative impact of the ongoing position eliminations under its Pre-2004 and 2004-2007 Restructuring Programs as disclosed in Note 16 and above as part of Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company incurred curtailment gains and losses with respect to certain of its retirement plans in 2005.  These curtailment events resulted in the remeasurement of the respective plans’ obligations, which impacted the accounting for the additional minimum pension liabilities.  As a result of these remeasurements, the Company was required to increase its additional minimum pension liabilities by $223 million during 2005.  This increase is reflected in the pension and postretirement liabilities component within the accompanying Consolidated Statement of Financial Position as of December 31, 2005.  The net-of-tax amount of $156 million relating to the increase of the additional minimum pension liabilities is reflected in the accumulated other comprehensive loss component within the accompanying Consolidated Statement of Financial Position as of December 31, 2005.  The related decrease in the long-term deferred tax asset of $67 million was reflected in the other long-term assets component within the accompanying Consolidated Statement of Financial Position as of December 31, 2005.

The Company has a dividend policy whereby it makes semi-annual payments of dividends, when declared, on the Company’s 10th business day each July and December to shareholders of record on the close of the first business day of the preceding month.  On May 11, 2005, the Board of Directors declared a semi-annual cash dividend of $.25 per share payable to shareholders of record at the close of business on June 1, 2005.  This dividend was paid on July 15, 2005.  On October 18, 2005, the Board of Directors declared a semi-annual cash dividend of $.25 per share payable to shareholders of record at the close of business on November 1, 2005.  This dividend was paid on December 14, 2005.  The total dividends paid for the year ended December 31, 2005 was $144 million.

The Company made contributions (funded plans) or paid benefits (unfunded plans) totaling approximately $185 million relating to its major U.S. and non-U.S. defined benefit pension plans in the year ended December 31, 2005.

The Company paid benefits totaling approximately $240 million relating to its U.S., United Kingdom and Canada other postretirement benefit plans, which represent the Company’s major other postretirement plans, in the year ended December 31, 2005.

The Company believes that its cash flow from operations in addition to asset sales and intellectual property monetization will be sufficient to cover its working capital and capital investment needs and the funds required for future debt reduction, restructuring payments, dividend payments, employee benefit plan payments/contributions, and modest acquisitions.  The Company’s cash balances and its financing arrangements, as described under “Sources of Liquidity” below, will be used to bridge timing differences between expenditures and cash generated from operations.

Sources of Liquidity
Refer to Note 9, “Short-Term Borrowings and Long-Term Debt” of the Notes to Financial Statements for presentation of long-term debt, related maturities and interest rates as of December 31, 2005 and 2004.

Short-Term Borrowings
As of December 31, 2005, the Company and its subsidiaries, on a consolidated basis, maintained $1,132 million in committed bank lines of credit and $773 million in uncommitted bank lines of credit to ensure continued access to short-term borrowing capacity.

Secured Credit Facilities
On October 18, 2005 the Company closed on $2.7 billion of Senior Secured Credit Facilities (Secured Credit Facilities) under a new Secured Credit Agreement (Secured Credit Agreement) and associated Security Agreement and Canadian Security Agreement. The Secured Credit Facilities consists of a $1.0 billion 5-Year Committed Revolving Credit Facility (5-Year Revolving Credit Facility) expiring October 18, 2010 and $1.7 billion of Term Loan Facilities (Term Facilities) expiring October 18, 2012.

The 5-Year Revolving Credit Facility can be used by Eastman Kodak Company (U.S. Borrower) for general corporate purposes including the issuance of letters of credit.  Amounts available under the facility can be borrowed, repaid and re-borrowed throughout the term of the facility provided the Company remains in compliance with covenants contained in the Secured Credit Agreement.  As of December 31, 2005, there was no debt outstanding and $111 million of letters of credit issued under this facility.

Under the Term Facilities, $1.2 billion was borrowed at closing primarily to refinance debt originally issued under the Company’s previous $1.225 billion 5-Year Facility to finance the acquisition of Creo Inc. on June 15, 2005.  The $1.2 billion consists of a $920 million 7-Year Term Loan to the U.S. Borrower and $280 million 7-Year Term Loan to Kodak Graphic Communications Canada Company (KGCCC or, the Canadian Borrower).  At December 31, 2005, the balances reported in Long-term debt, net of current portion, on the Consolidated Statement of Financial Position were $920 million and $280 million for the U.S. Borrower and the Canadian Borrower, respectively.  Debt issue costs incurred of approximately $57 million associated with the Secured Credit Facilities are recorded as an asset and amortized over the life of the borrowings.  The remaining $500 million under the Term Facilities is committed by the Lenders and available to the U.S. Borrower, through June 15, 2006.  For this $500 million commitment, a 1.50% annual fee is paid on the unused amount to the Lenders.

In addition to the $2.7 billion of Secured Credit Facilities, the Secured Credit Agreement allows for up to an additional $500 million for a new secured credit loan based on terms and pricing available and agreed to at the time the new credit loan would be established.  There are no fees for this feature.

Pursuant to the Secured Credit Agreement and associated Security Agreement, each subsidiary organized in the U.S. jointly and severally guarantees the obligations under the Secured Credit Agreement and all other obligations of the Company and its subsidiaries to the Lenders.  The guaranty is supported by the pledge of certain U.S. assets of the U.S. Borrower and the Company’s U.S. subsidiaries including, but not limited to, receivables, inventory, equipment, deposit accounts, investments, intellectual property, including patents, trademarks and copyrights, and the capital stock of Material Subsidiaries.  Excluded from pledged assets are real property, “Principal Properties” and equity interests in “Restricted Subsidiaries”, as defined in the Company’s 1988 Indenture.

Material Subsidiaries are defined as those subsidiaries with revenues or assets constituting 5 percent or more of the consolidated revenues or assets of the corresponding borrower.  Material Subsidiaries will be determined on an annual basis under the Secured Credit Agreement.

Pursuant to the Secured Credit Agreement and associated Canadian Security Agreement, Eastman Kodak Company and Kodak Graphic Communications Company (KGCC, formerly Creo Americas, Inc.), jointly and severally guarantee the obligations of the Canadian Borrower, to the Lenders.  Certain assets of the Canadian Borrower in Canada were also pledged in support of its obligations, including, but not limited to, receivables, inventory, equipment, deposit accounts, investments, intellectual property, including patents, trademarks and copyrights, and the capital stock of the Canadian Borrower’s Material Subsidiaries.

Interest rates for borrowings under the Secured Credit Agreement are dependent on the Company’s Long Term Senior Secured Credit Rating.  The Secured Credit Agreement contains various affirmative and negative covenants customary in a facility of this type, including two quarterly financial covenants: (1) a consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated interest expense (subject to adjustments to exclude interest expense not related to borrowed money) ratio, on a rolling four-quarter basis, of no less than 3 to 1, and (2) a consolidated debt for borrowed money to consolidated EBITDA (subject to adjustments to exclude any extraordinary income or losses, as defined by the Secured Credit Agreement, interest income and certain non-cash items of income and expense) ratio of not greater than:  4.75 to 1 as of December 31, 2005; 4.50 to 1 as of March 31, 2006; 4.25 to 1 as of June 30, 2006; 4.00 to 1 as of S eptember 30, 2006; and 3.50 to 1 as of December 31, 2006 and thereafter.

As of December 31, 2005, the Company’s consolidated debt to EBITDA ratio was 2.89 and the consolidated EBITDA to consolidated interest ratio was 6.24.  Consolidated EBITDA and consolidated interest expense, as adjusted, are non-GAAP financial measures.  The Company believes that the presentation of the consolidated debt to EBITDA and EBITDA to consolidated interest expense financial measures is useful information to investors, as it provides information as to how the Company actually performed against the financial restrictions and requirements under the Secured Credit Facilities, and how much headroom the Company has within these covenants.

The following table reconciles EBITDA, as included in the computation of the consolidated debt to EBITDA ratio under the Secured Credit Agreement covenants, to the most directly comparable GAAP measure of loss from continuing operations before interest, other income (charges), net and income taxes:

(dollar amounts in millions)	2005

Net loss	$(1,362)
Plus:
Interest expense	211
Provision for income taxes	689
Depreciation and amortization	1,402
Non-cash restructuring charges and asset write-downs/impairments	379
Loss from cumulative effect of accounting change, net of income taxes (extraordinary loss)	57
Non-cash purchase accounting adjustments	24
Non-cash stock compensation expense	26
Non-cash equity in earnings from unconsolidated affiliates	(12)

Total additions to calculate EBITDA	2,776
Less:
Earnings from discontinued operations, net of income taxes (extraordinary income)	(150)
Investment income	(25)

Total subtractions to calculate EBITDA	(175)

EBITDA, as included in the debt to EBITDA ratio as presented	$1,239

(Following is a reconciliation to the most directly comparable GAAP measure)

EBITDA, as included in the debt to EBITDA ratio as presented	$1,239
Depreciation and amortization	(1,402)
Non-cash restructuring charges and asset write-downs/impairments	(379)
Other adjustments, net	(57)

Loss from continuing operations before interest, other income (charges), net and income taxes	$(599)

The following table reconciles interest expense, as adjusted, as included in the computation of the EBITDA to interest expense ratio under the Secured Credit Agreement covenants, to the most directly comparable GAAP measure of interest expense:

(dollar amounts in millions)	2005

Interest expense, as included in the EBITDA to interest expense ratio	$199
Adjustments to interest expense for purposes of the covenant calculation	12

Interest expense	$211

Adjustments to interest expense relate to items that are not debt for borrowed money.

In addition, subject to various conditions and exceptions in the Secured Credit Agreement, in the event the Company sells assets for net proceeds totaling $75 million or more in any year, except for proceeds used within 12 months for reinvestments in the business of up to $300 million, proceeds from sales of assets used in the Company’s non-digital products and services businesses to prepay or repay debt or pay cash restructuring charges within 12 months from the date of sale of the assets, or proceeds from the sale of inventory in the ordinary course of business, the amount in excess of $75 million must be applied to prepay loans under the Secured Credit Agreement.

If unused, the 5-Year Revolving Credit Facility has a commitment fee of $5.0 million per year at the Company’s current credit rating of Ba3 and B+ from Moody’s Investor Services, Inc. (Moody’s) and Standard & Poor’s Rating Services (S&P), respectively.

At the closing of the Secured Credit Agreement, the Company terminated its previous $1.225 billion 5-Year Facility, a $160 million revolving credit facility established by KPG, and the Company’s $200 million Accounts Receivable Securitization Program.

The Company has other committed and uncommitted lines of credit at December 31, 2005 totaling $132 million and $773 million, respectively.  These lines primarily support borrowing needs of the Company’s subsidiaries, which include term loans, overdraft coverage, letters of credit and revolving credit lines.  Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market conditions.  Total outstanding borrowings against these other committed and uncommitted lines of credit at December 31, 2005 were $34 million and $65 million, respectively.  These outstanding borrowings are reflected in the short-term borrowings in the accompanying Consolidated Statement of Financial Position at December 31, 2005.

At December 31, 2005, the Company had outstanding letters of credit totaling $117 million and surety bonds in the amount of $85 million primarily to ensure the payment of casualty claims, workers’ compensation claims, and customs.

Debt Shelf Registration and Convertible Securities
On September 5, 2003, the Company filed a shelf registration statement on Form S-3 (the primary debt shelf registration) for the issuance of up to $2.0 billion of new debt securities. Pursuant to Rule 429 under the Securities Act of 1933, $650 million of remaining unsold debt securities under a prior shelf registration statement were included in the primary debt shelf registration, thus giving the Company the ability to issue up to $2.65 billion in public debt.  After issuance of $500 million in notes in October 2003, the remaining availability under the primary debt shelf registration was $2.15 billion.  The Company filed its 2004 Form 10-K on April 6, 2005, which was late relative to the SEC required filing date (including extension) of March 31, 2005.  The Company also completed the filing of a Form 8-K/A related to the acquisition of KPG on July 1, 2005, which was late in relation to the SEC required filing date of June 17, 2005.  As a result of these late filings, the Company’s primary debt shelf registration statement on Form S-3 will not be available until the third quarter of 2006.  In the event the Company wanted to issue registered securities, the Company could use Form S-1 or a Rule 144A transaction to issue such securities in the capital markets.  However, the success of future debt issuances will be dependent on market conditions at the time of such an offering.

The Company has $575 million aggregate principal amount of Convertible Senior Notes due 2033 (the Convertible Securities) on which interest accrues at the rate of 3.375% per annum and is payable semiannually.  The Convertible Securities are unsecured and rank equally with all of the Company’s other unsecured and unsubordinated indebtedness.  The Convertible Securities may be converted, at the option of the holders, to shares of the Company’s common stock if the Company’s Senior Unsecured credit rating assigned to the Convertible Securities by either Moody’s or S&P is lower than Ba2 or BB, respectively.  At the Company’s current Senior Unsecured credit rating, the Convertible Securities may be converted by their holders.

The recently completed $2.7 billion Secured Credit Facilities, along with other committed and uncommitted credit lines provide the Company with adequate liquidity to meet its working capital and investing needs.

Credit Quality
Moody’s and S&P’s ratings for the Company, including their outlooks, as of the filing date of this Form 10-K are as follows:

	Senior Secured Rating	Corporate Rating	Senior Unsecured Rating	Outlook

Moody’s	Ba3	B1	B2	Negative
S&P	B+	B+	B	Negative

Starting on April 29, 2005 and through January 31, 2006, Moody’s downgraded its ratings on Kodak on four occasions, resulting in change of the Corporate Rating from Baa3 to B1 and the Senior Unsecured Rating from Baa3 to B2.  On September 21, 2005 Moody’s issued a Ba2 rating on Kodak’s Senior Secured Debt, and subsequently lowered that rating to Ba3 on January 31, 2006.  Moody’s outlook remains negative.  On November 1, 2005, Moody’s assigned an SGL-2 speculative grade liquidity rate to the Company.

Moody’s ratings reflect their views regarding Kodak’s: (i) execution challenges to achieve digital profitability as its business shifts into highly competitive digital imaging markets,  (ii) ongoing exposure to the accelerating secular decline of its consumer film business and potential decline of its entertainment imaging film business, and (iii) variability in the utilization of its traditional manufacturing assets and potential for incremental restructuring costs.

Moody’s Ba3 rating assigned to the Secured Credit Facilities reflects the above factors as well as the security collateral and the secured cross guarantee afforded to the Secured Credit Facilities.

The negative rating outlook reflects Moody’s concern regarding the Company’s challenges to transition to a digital product and services business, including requirements to fund investment and restructuring costs, and uncertain prospects for achieving solid digital business profitability.

Starting on April 22, 2005 and throughout the year, S&P lowered its credit ratings on Eastman Kodak Company five times.  The Company’s Corporate Rating was lowered from BBB- to B+, and the Kodak Senior Unsecured debt rating was cut from BBB- to B.  On September 16, 2005, S&P issued a BB rating on the Company’s $2.7 billion Senior Secured Credit Agreement (Secured Bank Loan), and assigned it a recovery rating of “2,” indicating S&P’s expectation of substantial (80%-100%) recovery of principal in a payment default scenario.  Subsequently, the Secured Bank Loan rating was lowered to B+.  S&P’s rating outlook on the Company remains negative reflecting their “reduced confidence in Kodak’s profitability and cash flow prospects in light of the ongoing and rapid deterioration of its traditional consumer imaging business, unproven profit potential of its emerging digital imaging business, high cash restructuring costs, and economic uncertainty.”

The Company is in compliance with all covenants or other requirements set forth in its credit agreements and indentures.  Further, the Company does not have any rating downgrade triggers that would accelerate the maturity dates of its debt.  However, the Company could be required to increase the dollar amount of its letters of credit or other financial support up to an additional $108 million at the current credit ratings.  As of the filing date of this Form 10-K, the Company has not been requested to materially increase its letters of credit or other financial support.  However, at the current Senior Unsecured Rating of B2 by Moody’s and B by S&P, Convertible Securities holders may, at their option, convert their Convertible Securities to common stock.  Further downgrades in the Company’s credit rating or disruptions in the capital markets could impact borrowing costs and the nature of its funding alternatives.  However, further downgrades will not impact borrowing costs under the Company’s $2.7 billion Secured Credit Facilities.

Contractual Obligations

As of December 31, 2005, the impact that our contractual obligations are expected to have on our liquidity and cash flow in future periods is as follows:

(in millions)	Total	2006	2007	2008	2009	2010	2011+

Long-term debt (1)	$3,470	$706	$8	$274	$35	$36	$2,411
Operating lease obligations	569	138	120	98	75	58	80
Purchase obligations (2)	1,021	204	200	173	98	105	241

Total (3) (4)	$5,060	$1,048	$328	$545	$208	$199	$2,732

(1)	Represents maturities of the Company’s long-term debt obligations as shown on the Consolidated Statement of Financial Position. See Note 9, “ Short-Term Borrowings and Long-Term Debt.”

(2)

Purchase obligations include agreements related to supplies, production and administrative services, as well as marketing and advertising, that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.  Purchase obligations exclude agreements that are cancelable without penalty.  The terms of these agreements cover the next two to sixteen years.

(3)

Funding requirements for the Company’s major defined benefit retirement plans and other postretirement benefit plans have not been determined, therefore, they have not been included.  In 2005, the Company made contributions to its major defined benefit retirement plans and other postretirement benefit plans of $185 million ($25 million relating to its U.S. defined benefit plans) and $240 million ($236 million relating to its U.S. other postretirement benefits plan), respectively.  The Company expects to contribute approximately $22 million and $259 million, respectively, to its U.S. defined benefit plans and other postretirement benefit plans in 2006.

(4)	Because their future cash outflows are uncertain, the other long-term liabilities presented in Note 10: Other Long-Term Liabilities are excluded from this table.

OFF-BALANCE SHEET ARRANGEMENTS

The Company guarantees debt and other obligations of certain customers to ensure that financing is obtained to facilitate sales of products, equipment and services.  At December 31, 2005, these guarantees totaled a maximum of $204 million, with outstanding guaranteed amounts of $134 million.  The guarantees for the other unconsolidated affiliates and third party debt mature between 2006 and 2011.  The customer financing agreements and related guarantees typically have a term of 90 days for product and short-term equipment financing arrangements, and up to five years for long-term equipment financing arrangements.  These guarantees would require payment from Kodak only in the event of default on payment by the respective debtor.  In some cases, particularly for guarantees related to equipment financing, the Company has collateral or recourse provisions to recover and sell the equipment to reduce any losses that might be incurred in connection with the guarantees.

Management believes the likelihood is remote that material payments will be required under any of the guarantees disclosed above.  With respect to the guarantees that the Company issued in the year ended December 31, 2005, the Company assessed the fair value of its obligation to stand ready to perform under these guarantees by considering the likelihood of occurrence of the specified triggering events or conditions requiring performance as well as other assumptions and factors.  The Company has determined that the fair value of the guarantees was not material to the Company’s financial position, results of operations or cash flows.

The Company also guarantees debt owed to banks for some of its consolidated subsidiaries.  The maximum amount guaranteed is $740 million, and the outstanding debt under those guarantees, which is recorded within the short-term borrowings and long-term debt, net of current portion components in the accompanying Consolidated Statement of Financial Position, is $109 million.  These guarantees expire in 2006 through 2012.  As of the closing of the $2.7 billion Secured Credit Facilities on October 18, 2005, a $160 million KPG credit facility was closed.  Debt outstanding under the KPG credit facility of $57 million was repaid and the guarantees of $160 million were terminated.  Pursuant to the terms of the Company’s Senior Secured Credit Agreement dated October 18, 2005, obligations under the Secured Credit Facilities and other obligations of the Company and its subsidiaries to the Secured Credit Facilities lenders are guaranteed.  This accounts for the majority of the increase in the Company’s guarantees to banks for its consolidated subsidiaries.

The Company issues indemnifications in certain instances when it sells businesses and real estate, and in the ordinary course of business with its customers, suppliers, service providers and business partners.  Further, the Company indemnifies its directors and officers who are, or were, serving at Kodak’s request in such capacities.  Historically, costs incurred to settle claims related to these indemnifications have not been material to the Company’s financial position, results of operations or cash flows.  Additionally, the fair value of the indemnifications that the Company issued during the year ended December 31, 2005 was not material to the Company’s financial position, results of operations or cash flows.

2004

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

During the year ended December 31, 2004, the Company expended $481 million against the related restructuring reserves, primarily for the payment of severance benefits.  Employees whose positions were eliminated could elect to receive their severance benefits over a period not to exceed two years following their date of termination.

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

During 2003, the Company expended $250 million against the related restructuring reserves, primarily for the payment of severance benefits.  Employees whose positions were eliminated could elect to receive their severance payments over a period not to exceed two years following their date of termination.

OTHER

Refer to Note 11, “Commitments and Contingencies” of the Notes to Financial Statements for discussion regarding the Company’s undiscounted liabilities for environmental remediation costs relative to December 31, 2005.

NEW ACCOUNTING PRONOUNCEMENTS

FASB Staff Position No. 143-1
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

FASB Interpretation No. 47
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

The Company adopted FIN 47 during the fourth quarter of 2005.  FIN 47 requires that conditional asset retirement obligations, legal obligations to perform an asset retirement activity in which the timing and/(or) method of settlement are conditional on a future event, be reported, along with associated capitalized asset retirement costs, at their fair values.  Upon initial application, FIN 47 requires recognition of (1) a liability, adjusted for cumulative accretion from the date the obligation was incurred until the date of adoption of FIN 47, for existing asset retirement obligations; (2) an asset retirement cost capitalized as an increase to the carrying amount of the associated long-lived asset; and (3) accumulated depreciation on the capitalized asset retirement cost.  Accordingly, the Company has recognized the following amounts in its Statement of Financial Position at December 31, 2005 and Statement of Operations for the year ended December 31, 2005:

(dollar amounts in millions)

Additions to property, plant and equipment, gross	$33
Additions to accumulated depreciation	$(33)

Additions to property, plant and equipment, net	$—
Asset retirement obligations	$66
Cumulative effect of change in accounting principle, gross	$66
Cumulative effect of change in accounting principle, net of tax	$57

The adoption of FIN 47 reduced 2005 net earnings by $57 million, or $.20 per share.

The Company’s conditional asset retirement obligations primarily relate to asbestos contained in buildings that Kodak owns.  Environmental regulations exist in many of the countries that Kodak operates in that require Kodak to handle and dispose of asbestos in a special manner if a building undergoes major renovations or is demolished.  Otherwise, Kodak is not required to remove the asbestos from its buildings.  Kodak records a liability equal to the estimated fair value of its obligation to perform asset retirement activities related to the asbestos, computed using an expected present value technique, when sufficient information exists to calculate the fair value.  Kodak does not have a liability recorded related to each building that contains asbestos because Kodak cannot estimate the fair value of its obligation for certain buildings due to a lack of sufficient information about the range of time over which the obligation may be settled through demolition, renovation or sale of the building.

The Company has determined the pro forma (loss) earnings from continuing operations, net (loss) earnings, and corresponding per share information as if the provisions of FIN 47 had been adopted prior to January 1, 2003.  The pro forma information is as follows:

(in millions, except per share data)	2005	2004	2003

(Loss) earnings from continuing operations
As reported	$(1,455)	$81	$189
Pro forma	$(1,462)	$76	$185
(Loss) earnings from continuing operations, per basic and diluted share
As reported	$(5.05)	$.28	$.66
Pro forma	$(5.08)	$.26	$.65
Net (loss) earnings
As reported	$(1,362)	$556	$253
Pro forma	$(1,312)	$551	$249
Net (loss) earnings, per basic and diluted share
As reported	$(4.73)	$1.94	$.88
Pro forma	$(4.56)	$1.92	$.87
Number of shares used in earnings per share
Basic	287.9	286.6	286.5
Diluted	287.9	286.8	290.8

The liability for asset retirement obligations as of the dates noted below would have been as follows if FIN 47 had been implemented prior to January 1, 2003:

(dollar amounts in millions)

December 31, 2004	$71
December 31, 2003	$65

A reconciliation of the beginning and ending aggregate carrying amount of all asset retirement obligations (including those recorded under SFAS No. 143, FSP 143-1, and FIN 47) for the year ended December 31, 2005 follows:

(dollar amounts in millions)

Asset retirement obligations as of January 1	$7
Liabilities incurred in the current period (including the adoption of FIN 47)	66
Accretion expense	2

Asset retirement obligations as of December 31	$75

Reconciliations for the years ended December 31, 2004 and December 31, 2003 are not shown due to immateriality.

FASB Statement No. 123R
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

In April 2005, the Securities and Exchange Commission voted to change the effective date of SFAS No. 123R to fiscal years starting after June 15, 2005; however, early application is encouraged.  The Company adopted the modified version of the prospective application of SFAS No. 123R as of January 1, 2005 under which the Company is required to recognize compensation expense, over the applicable vesting period, based on the fair value of (1) any unvested awards subject to SFAS No. 123R existing as of January 1, 2005, and (2) any new awards granted subsequent to the adoption date.  Refer to the “Stock-Based Compensation” section under Note 1, “Significant Accounting Policies” for the effect of adoption on the Company’s consolidated financial statements.

FASB Statement No. 151
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

FASB Staff Position No. 109-2
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

In 2005, the Company completed its evaluation of the repatriation provision, and repatriated approximately $580 million of gross qualifying dividends subject to the 85% dividends received deduction.   Accordingly, the Company recorded a corresponding tax provision of approximately $29 million in 2005 with respect to such dividends.  See Note 15, “Income Taxes,” for further disclosure.

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this report may be forward-looking in nature, or “forward-looking statements” as defined in the United States Private Securities Litigation Reform Act of 1995.  For example, references to expectations for the Company’s earnings, revenue, revenue growth, cash, seasonality of sales, liquidity, pension costs and cost savings are forward-looking statements.

Actual results may differ from those expressed or implied in forward-looking statements.  In addition, any forward-looking statements represent the Company’s estimates only as of the date they are made, and should not be relied upon as representing the Company’s estimates as of any subsequent date.  While the Company may elect to update forward-looking statements at some point in the future, the Company specifically disclaims any obligation to do so, even if its estimates change.  The forward-looking statements contained in this report are subject to a number of factors and uncertainties, including the successful: execution of the digital growth and profitability strategies, business model and cash plan; implementation of a changed segment structure; implementation of the cost reduction program, including asset rationalization and monetization, reduction in selling, general and administrative costs and personnel reductions; transition of certain financial processes and administrative functions to a global shared services model and the outsourcing of certain functions to third parties; implementation of, and performance under, the debt management program, including compliance with our debt covenants; implementation of product strategies (including category expansion, digitization, organic light emitting diode (OLED) displays and digital products) and go-to-market strategies; protection and enforcement of our intellectual property; implementation of intellectual property licensing and other strategies; development and implementation of e-commerce strategies; completion of information systems upgrades, including SAP, our enterprise system software; completion of various portfolio actions; reduction of inventories; integration of newly acquired businesses; improvement in manufacturing productivity and techniques; improvement in receivables performance; improvement in supply chain efficiency and management of third-party sourcing relationships; implementation of the strategies designed to address the decline in the Company’s traditional businesses; and performance of the Company’s business in emerging markets like China, India, Brazil, Mexico and Russia.  The forward-looking statements contained in this report are subject to the following additional risk factors: inherent unpredictability of currency fluctuations and raw material costs; competitive actions, including pricing; changes in the Company’s debt credit ratings and its ability to access capital markets; the nature and pace of technology evolution, including the traditional-to-digital transformation; continuing customer consolidation and buying power; current and future proposed changes to accounting rules and tax laws, as well as other factors which could adversely impact the Company’s effective tax rate in the future; general economic, business, geo-political, regulatory and public health conditions; market growth predictions; continued effectiveness of internal controls; and other factors and uncertainties disclosed from time to time in the Company’s filings with the Securities and Exchange Commission.

Any forward-looking statements in this report should be evaluated in light of these important factors and uncertainties.

SUMMARY OF OPERATING DATA

A summary of operating data for 2005 and for the four years prior is shown on page 154.

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

Using a sensitivity analysis based on estimated fair value of open forward contracts using available forward rates, if the U.S. dollar had been 10% weaker at December 31, 2005 and 2004, the fair value of open forward contracts would have decreased $29 million and $62 million, respectively.  Such gains or losses would be substantially offset by losses or gains from the revaluation or settlement of the underlying positions hedged.

Using a sensitivity analysis based on estimated fair value of open forward contracts using available forward prices, if available forward silver prices had been 10% lower at December 31, 2005 and 2004, the fair value of open forward contracts would have decreased $3 million and $1 million, respectively.  Such losses in fair value, if realized, would be offset by lower costs of manufacturing silver-containing products.

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

Using a sensitivity analysis based on estimated fair value of short-term and long-term borrowings, if available market interest rates had been 10% (about 63 basis points) higher at December 31, 2005, the fair value of short-term and long-term borrowings would have decreased $2 million and $67 million, respectively.  Using a sensitivity analysis based on estimated fair value of short-term and long-term borrowings, if available market interest rates had been 10% (about 40 basis points) higher at December 31, 2004, the fair value of short-term and long-term borrowings would have decreased $1 million and $59 million, respectively.

The Company’s financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments.  The Company manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties.  The Company has procedures to monitor the credit exposure amounts.  The maximum credit exposure at December 31, 2005 was not significant to the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Eastman Kodak Company:

We have completed integrated audits of Eastman Kodak Company’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Eastman Kodak Company and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2)  presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for share-based payments on January 1, 2005.  As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for asset retirement obligations as of December 31, 2005.

Internal control over financial reporting

Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Eastman Kodak Company did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the Company not maintaining effective controls over the accounting for income taxes, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  The following material weakness has been identified and included in management’s assessment as of December 31, 2005.

As of December 31, 2005, management has concluded that the controls surrounding the completeness and accuracy of the Company’s deferred income tax valuation allowance account were ineffective. Specifically, certain incorrect assumptions were made with respect to certain deferred income tax valuation allowance computations that were not detected in the related review and approval process.  This control deficiency resulted in audit adjustments to the 2005 consolidated financial statements.  In addition, this control deficiency could result in a misstatement of the deferred income tax valuation allowance account and the related provision for income taxes that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected.

This control deficiency was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Kodak Polychrome Graphics and Creo Inc. from its assessment of internal control over financial reporting as of December 31, 2005 because they were acquired by the Company in purchase business combinations during 2005.  We have also excluded Kodak Polychrome Graphics and Creo Inc. from our audit of internal control over financial reporting.  Kodak Polychrome Graphics and Creo Inc. are wholly owned subsidiaries of the Company that represent 9% and 8%, respectively, of the consolidated total assets and 9% and 3%, respectively, of consolidated revenue as of and for the year ended December 31, 2005.

In our opinion, management’s assessment that Eastman Kodak Company did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the COSO.  Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Eastman Kodak Company has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO.

PricewaterhouseCoopers LLP
Rochester, New York
March 1, 2006

Eastman Kodak Company
CONSOLIDATED STATEMENT OF OPERATIONS

	For the Year Ended December 31,

(in millions, except per share data)	2005	2004	2003

Net sales	$14,268	$13,517	$12,909
Cost of goods sold	10,617	9,582	8,751

Gross profit	3,651	3,935	4,158
Selling, general and administrative expenses	2,668	2,491	2,617
Research and development costs	892	836	760
Restructuring costs and other	690	695	479

(Loss) earnings from continuing operations before interest, other income (charges), net and income taxes	(599)	(87)	302
Interest expense	211	168	147
Other income (charges), net	44	161	(51)

(Loss) earnings from continuing operations before income taxes	(766)	(94)	104
Provision (benefit) for income taxes	689	(175)	(85)

(Loss) earnings from continuing operations	$(1,455)	$81	$189

Earnings from discontinued operations, net of income taxes	$150	$475	$64

Loss from cumulative effect of accounting change, net of income taxes	$(57)	$—	$—

NET (LOSS) EARNINGS	$(1,362)	$556	$253

Basic and diluted net (loss) earnings per share:
Continuing operations	$(5.05)	$.28	$.66
Discontinued operations	.52	1.66	.22
Cumulative effect of accounting change	(.20)	—	—

Total	$(4.73)	$1.94	$.88

Cash dividends per share	$.50	$.50	$1.15

The accompanying notes are an integral part of these consolidated financial statements.

Eastman Kodak Company
CONSOLIDATED STATEMENT OF FINANCIAL POSITION

	At December 31,

(in millions, except share and per share data)	2005	2004

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,665	$1,255
Receivables, net	2,760	2,544
Inventories, net	1,140	1,158
Deferred income taxes	100	556
Other current assets	116	105
Assets of discontinued operations	—	30

Total current assets	5,781	5,648

Property, plant and equipment, net	3,778	4,512
Goodwill	2,141	1,446
Other long-term assets	3,221	3,131

TOTAL ASSETS	$14,921	$14,737

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and other current liabilities	$4,187	$3,896
Short-term borrowings	819	469
Accrued income taxes	483	625

Total current liabilities	5,489	4,990
Long-term debt, net of current portion	2,764	1,852
Pension and other postretirement liabilities	3,476	3,338
Other long-term liabilities	1,225	737

Total liabilities	12,954	10,917

Commitments and Contingencies (Note 11)
SHAREHOLDERS’ EQUITY
Common stock, $2.50 par value, 950,000,000 shares authorized; 391,292,760 shares issued in 2005 and 2004; 287,223,323 and 286,696,938 shares outstanding in 2005 and 2004	978	978
Additional paid in capital	873	859
Retained earnings	6,402	7,922
Accumulated other comprehensive loss	(467)	(90)
Unvested stock	(6)	(5)

	7,780	9,664
Treasury stock, at cost 104,069,437 shares in 2005 and 104,595,822 shares in 2004	5,813	5,844

Total shareholders’ equity	1,967	3,820

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,921	$14,737

The accompanying notes are an integral part of these consolidated financial statements.

Eastman Kodak Company
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in millions, except share and per share data)	Common Stock*	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Unvested Stock	Treasury Stock	Total

Shareholders’ Equity December 31, 2002	$978	$849	$7,611	$(771)	$—	$(5,890)	$2,777
Net earnings	—	—	253	—	—	—	253

Other comprehensive income (loss):
Unrealized gains on available-for-sale securities ($18 million pre-tax)	—	—	—	11	—	—	11
Unrealized losses arising from hedging activity ($42 million pre-tax)	—	—	—	(25)	—	—	(25)
Reclassification adjustment for hedging related gains included in net earnings ($29 million pre-tax)	—	—	—	19	—	—	19
Currency translation adjustments	—	—	—	406	—	—	406
Minimum pension liability adjustment ($167 million pre-tax)	—	—	—	122	—	—	122

Other comprehensive income	—	—	—	533	—	—	533

Comprehensive income							786
Cash dividends declared ($1.15 per common share)	—	—	(330)	—	—	—	(330)
Treasury stock issued for stock option exercises (337,940 shares)	—	—	(10)	—	—	21	11
Unvested stock issuances (309,552 shares)	—	—	(9)	—	(8)	17	—
Tax reductions - employee plans	—	1	—	—	—	—	1

Shareholders’ Equity December 31, 2003	$978	$850	$7,515	$(238)	$(8)	$(5,852)	$3,245

Eastman Kodak Company
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY Cont’d.

(in millions, except share and per share data)	Common Stock*	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Unvested Stock	Treasury Stock	Total

Shareholders’ Equity December 31, 2003	$978	$850	$7,515	$(238)	$(8)	$(5,852)	$3,245
Net earnings	—	—	556	—	—	—	556

Other comprehensive income (loss):
Unrealized losses on available-for-sale securities ($18 million pre-tax)	—	—	—	(11)	—	—	(11)
Unrealized gains arising from hedging activity ($8 million pre-tax)	—	—	—	5	—	—	5
Reclassification adjustment for hedging related gains included in net earnings ($11 million pre-tax)	—	—	—	8	—	—	8
Currency translation adjustments	—	—	—	228	—	—	228
Minimum pension liability adjustment ($126 million pre-tax)	—	—	—	(82)	—	—	(82)

Other comprehensive income	—	—	—	148	—	—	148

Comprehensive income							704
Cash dividends declared ($.50 per common share)	—	—	(143)	—	—	—	(143)
Treasury stock issued for stock option exercises (105,323 shares)	—	—	(5)	—	—	7	2
Unvested stock issuances (10,944 shares)	—	—	(1)	—	3	1	3
Reclassification of stock-based compensation awards under SFAS No. 123R adoption **	—	9	—	—	—	—	9

Shareholders’ Equity December 31, 2004	$978	$859	$7,922	$(90)	$(5)	$(5,844)	$3,820

Eastman Kodak Company
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY Cont’d.

(in millions, except share and per share data)	Common Stock*	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Unvested Stock	Treasury Stock	Total

Shareholders’ Equity December 31, 2004	$978	$859	$7,922	$(90)	$(5)	$(5,844)	$3,820
Net loss	—	—	(1,362)	—	—	—	(1,362)

Other comprehensive income (loss):
Unrealized losses on available-for-sale securities ($9 million pre-tax)	—	—	—	(8)	—	—	(8)
Unrealized gains arising from hedging activity ($21million pre-tax)	—	—	—	21	—	—	21
Reclassification adjustment for hedging related gains included in net earnings ($15 million pre-tax)	—	—	—	(15)	—	—	(15)
Currency translation adjustments	—	—	—	(219)	—	—	(219)
Minimum pension liability adjustment ($223 million pre-tax)	—	—	—	(156)	—	—	(156)

Other comprehensive income	—	—	—	(377)	—	—	(377)

Comprehensive income							(1,739)
Cash dividends declared ($.50 per common share)	—	—	(144)	—	—	—	(144)
Recognition of equity-based compensation expense	—	14	—	—	—	—	14
Treasury stock issued for stock option exercises (357,345 shares)	—	—	(10)	—	—	22	12
Unvested stock issuances (169,040 shares)	—	—	(4)	—	(1)	9	4

Shareholders’ Equity December 31, 2005	$978	$873	$6,402	$(467)	$(6)	$(5,813)	$1,967

*	There are 100 million shares of $10 par value preferred stock authorized, none of which have been issued.

**

The amount presented as reclassification of stock-based compensation awards under SFAS No. 123R adoption represents the amount reclassified from liabilities to Additional Paid In Capital upon the adoption of SFAS No. 123R on January 1, 2005.  The reclassification was made for comparative purposes.

The accompanying notes are an integral part of these consolidated financial statements.

Eastman Kodak Company
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year Ended December 31,

(in millions)	2005	2004	2003

Cash flows from operating activities:
Net (loss) earnings	$(1,362)	$556	$253
Adjustments to reconcile to net cash provided by operating activities:
Earnings from discontinued operations, net of income taxes	(150)	(475)	(64)
Loss from cumulative effect of accounting change, net of income taxes	57	—	—
Equity in (earnings) losses from unconsolidated affiliates	(12)	(20)	52
Depreciation and amortization	1,402	1,030	864
Gain on sales of businesses/assets	(78)	(13)	(11)
Purchased research and development	54	16	32
Non-cash restructuring costs, asset impairments and other charges	195	130	156
Provision (benefit) for deferred income taxes	476	(37)	(49)
Decrease (increase) in receivables	228	(43)	15
Decrease in inventories	274	83	118
(Decrease) increase in liabilities excluding borrowings	(118)	(283)	103
Other items, net	214	202	98

Total adjustments	2,542	590	1,314

Net cash provided by continuing operations	1,180	1,146	1,567

Net cash provided by discontinued operations	28	22	78

Net cash provided by operating activities	1,208	1,168	1,645

Cash flows from investing activities:
Additions to properties	(472)	(460)	(497)
Net proceeds from sales of businesses/assets	130	24	24
Acquisitions, net of cash acquired	(984)	(369)	(697)
Distributions from (investments in) unconsolidated affiliates	34	(31)	(89)
Marketable securities - sales	182	124	86
Marketable securities - purchases	(194)	(116)	(87)

Net cash used in continuing operations	(1,304)	(828)	(1,260)

Net cash provided by (used in) discontinued operations	—	708	(7)

Net cash used in investing activities	(1,304)	(120)	(1,267)

Cash flows from financing activities:
Net decrease in borrowings with maturities of 90 days or less	(126)	(308)	(574)
Proceeds from other borrowings	2,520	147	1,693
Debt issuance costs	(57)	—	—
Repayment of other borrowings	(1,672)	(767)	(531)
Dividends to shareholders	(144)	(143)	(330)
Exercise of employee stock options	12	5	12

Net cash provided by (used in) financing activities	533	(1,066)	270

Effect of exchange rate changes on cash	(27)	23	33

Net increase in cash and cash equivalents	410	5	681
Cash and cash equivalents, beginning of year	1,255	1,250	569

Cash and cash equivalents, end of year	$1,665	$1,255	$1,250

Eastman Kodak Company
CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes was:

(in millions)	2005	2004	2003

Interest, net of portion capitalized of $3, $2 and $2	$172	$169	$137
Income taxes	110	72	66

The following non-cash transactions are not reflected in the Consolidated Statement of Cash Flows:

	2005	2004	2003

Minimum pension liability adjustment	$156	$82	$122
Liabilities assumed in acquisitions	681	123	109
Issuance of unvested stock, net of forfeitures	5	—	13
Debt assumed for acquisition	395	—	—
Increase in other non-current receivables through increase in deferred royalty revenue from licensee	311	—	—

During the years ended December 31, 2005, 2004 and 2003, the Company completed several acquisitions.  Information regarding the fair value of assets acquired and liabilities assumed is presented in Note 21, “Acquisitions.”

The accompanying notes are an integral part of these consolidated financial statements.

Eastman Kodak Company
NOTES TO FINANCIAL STATEMENTS

NOTE 1:  SIGNIFICANT ACCOUNTING POLICIES

COMPANY OPERATIONS

Eastman Kodak Company (the Company or Kodak) is engaged primarily in developing, manufacturing, and marketing digital and traditional imaging products, services and solutions to consumers, businesses, the graphic communications market, the entertainment industry, professionals, healthcare providers and other customers.  The Company’s products are manufactured in a number of countries in North and South America, Europe and Asia.  The Company’s products are marketed and sold in many countries throughout the world.

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of Kodak and its majority owned subsidiary companies.  Intercompany transactions are eliminated and net earnings are reduced by the portion of the net earnings of subsidiaries applicable to minority interests.  The equity method of accounting is used for joint ventures and investments in associated companies over which Kodak has significant influence, but does not have effective control.  Significant influence is generally deemed to exist when the Company has an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s Board of Directors, voting rights and the impact of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate.  Income and losses of investments accounted for using the equity method are reported in other income (charges), net, in the accompanying Consolidated Statement of Operations.  See Note 7, “Investments,” and Note 14, “Other Income (Charges), Net.”

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

CHANGE IN ESTIMATE

During 2005, the Company revised the useful lives of production machinery and equipment from 3-20 years to 3-5 years and manufacturing-related buildings from 10-40 years to 5-20 years.  These revisions primarily reflect the faster-than-expected decline in the Company’s traditional film and paper business.  As a result, the Company recognized increased depreciation expense for the year ended December 31, 2005 of $139 million ($137 million after tax, $.48 per diluted share).  Note that this after-tax amount, as presented above, reflects a full valuation allowance against any amounts in the U.S., as described more fully in Note 15, “Income Taxes.”

FOREIGN CURRENCY

For most subsidiaries and branches outside the U.S., the local currency is the functional currency.  In accordance with the Statement of Financial Accounting Standards (SFAS) No. 52, “Foreign Currency Translation,” the financial statements of these subsidiaries and branches are translated into U.S. dollars as follows: assets and liabilities at year-end exchange rates; income, expenses and cash flows at average exchange rates; and shareholders’ equity at historical exchange rates.  For those subsidiaries for which the local currency is the functional currency, the resulting translation adjustment is recorded as a component of accumulated other comprehensive (loss) income in the accompanying Consolidated Statement of Financial Position.  Translation adjustments are not tax-effected since they relate to investments, which are permanent in nature.

For certain other subsidiaries and branches, operations are conducted primarily in U.S. dollars, which is therefore the functional currency.  Monetary assets and liabilities of these foreign subsidiaries and branches are remeasured at year-end exchange rates, while the related revenue, expense, and gain and loss accounts are remeasured at average exchange rates.  Non-monetary assets and liabilities, and the related revenue, expense, and gain and loss accounts, are remeasured at historical rates.  Adjustments that result from the remeasurement of the assets and liabilities of these subsidiaries are included in net (loss) earnings in the accompanying Consolidated Statement of Operations.

Foreign exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in net (loss) earnings in the accompanying Consolidated Statement of Operations.  The effects of foreign currency transactions, including related hedging activities, were losses of $31 million, $10 million, and $10 million in the years 2005, 2004, and 2003, respectively, and are included in other income (charges), net, in the accompanying Consolidated Statement of Operations.  Refer to the “Derivative Financial Instruments” section of Note 1, “Significant Accounting Policies,” for a description of how hedging activities are reflected in the Company’s Consolidated Statement of Operations.

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

MARKETABLE SECURITIES AND NONCURRENT INVESTMENTS

The Company classifies its investment securities as either held-to-maturity, available-for-sale or trading.  The Company’s debt and equity investment securities are classified as held-to-maturity and available-for-sale, respectively.  Held-to-maturity investments are carried at amortized cost and available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in shareholders’ equity under the caption accumulated other comprehensive (loss) income.  The Company records losses that are other than temporary to net (loss) earnings.

At December 31, 2005 and 2004, the Company had short-term investments classified as held-to-maturity of $15 million and $3 million, respectively.  These investments were included in other current assets in the accompanying Consolidated Statement of Financial Position.  In addition, at December 31, 2005 and 2004, the Company had available-for-sale equity securities of $13 million and $25 million, respectively, included in other long-term assets in the accompanying Consolidated Statement of Financial Position.

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

On January 1, 2006, the Company elected to change its method of costing its U.S. inventories to the FIFO method, whereas in all prior years most of Kodak’s inventory in the U.S. was costed using the LIFO method.  The new method of accounting for inventory in the U.S. was adopted because the FIFO method will provide for a better matching of revenue and expenses given the rapid technological change in the Company’s products.  The FIFO method will also better reflect the cost of inventory on the Company’s Statement of Financial Position.  Prior periods will be restated in future financial statements for comparative purposes in order to reflect the impact of this change in methodology from LIFO to FIFO.

PROPERTIES

Properties are recorded at cost, net of accumulated depreciation.  The Company principally calculates depreciation expense using the straight-line method over the assets’ estimated useful lives, which are as follows:

Years

Buildings and building equipment	5-40
Land improvements	10-20
Leasehold improvements	3-10
Equipment	3-5
Tooling	1-3
Furniture and fixtures	3-15

Maintenance and repairs are charged to expense as incurred.  Upon sale or other disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount, less proceeds from disposal, is charged or credited to net (loss) earnings.

GOODWILL

Goodwill represents the excess of purchase price over the fair value of net assets acquired.  The Company applies the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.”  In accordance with SFAS No. 142, goodwill is not amortized, but is required to be assessed for impairment at least annually.  The Company has elected to make September 30 the annual impairment assessment date for all of its reporting units, and will perform additional impairment tests when events or changes in circumstances occur that would more likely than not reduce the fair value of the reporting unit below its carrying amount.  SFAS No. 142 defines a reporting unit as an operating segment or one level below an operating segment.  The Company estimates the fair value of its reporting units through internal analyses and external valuations, which utilize income and market approaches through the application of discounted cash flow and market comparable methods.  The assessment is required to be performed in two steps, step one to test for a potential impairment of goodwill and, if potential losses are identified, step two to measure the impairment loss.  The Company completed step one in its fourth quarter and determined that there were no such impairments.  Accordingly, the performance of step two was not required.  Due to the realignment of the Kodak operating model and change in reporting structure, as described in Note 23, “Segment Information” and effective January 1, 2006, the Company reassessed its goodwill for impairment during the first quarter of 2006, and determined that no reporting units’ carrying values exceeded their respective estimated fair values based on the realigned reporting structure and, therefore, there is no impairment.

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

The Company’s transactions may involve the sale of equipment, software, and related services under multiple element arrangements.  The Company allocates revenue to the various elements based on their fair value.  Revenue allocated to an individual element is recognized when all other revenue recognition criteria are met for that element.

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

Incremental direct costs (i.e. costs that vary with and are directly related to the acquisition of a contract which would not have been incurred but for the acquisition of the contract) of a customer contract in a transaction that results in the deferral of revenue are deferred and netted against revenue in proportion to the related revenue recognized in each period if: (1) an enforceable contract for the remaining deliverable items exists; and (2) delivery of the remaining items in the arrangement is expected to generate positive margins allowing realization of the deferred costs.  Otherwise, these costs are expensed as incurred and included in cost of goods sold in the accompanying Consolidated Statement of Operations.

RESEARCH AND DEVELOPMENT COSTS

Research and development (R&D) costs, which include costs in connection with new product development, fundamental and exploratory research, process improvement, product use technology and product accreditation, are charged to operations in the period in which they are incurred.  In connection with a business combination, the purchase price allocated to research and development projects that have not yet reached technological feasibility and for which no alternative future use exists is charged to operations in the period of acquisition.  R&D costs were $892 million, $836 million and $760 million in 2005, 2004 and 2003, respectively.

ADVERTISING

Advertising costs are expensed as incurred and included in selling, general and administrative expenses in the accompanying Consolidated Statement of Operations.  Advertising expenses amounted to $490 million, $513 million and $596 million in 2005, 2004 and 2003, respectively.

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

The Company uses cash flow hedges to manage foreign currency exchange risk and commodity price risk related to forecasted transactions.  The Company also uses foreign currency forward contracts to offset currency-related changes in foreign currency denominated assets and liabilities; these foreign currency forward contracts are not designated as accounting hedges and all changes in fair value are recognized in net (loss) earnings in the period of change.

The fair values of foreign currency forward contracts designated as cash flow hedges of forecasted foreign currency denominated intercompany sales are reported in other current assets and/or current liabilities, and the effective portion of the gain or loss on the derivatives is recorded in accumulated other comprehensive (loss) income.  When the related inventory is sold to third parties, the hedge gains or losses as of the date of the intercompany sale are transferred from accumulated other comprehensive (loss) income to cost of goods sold.

The fair values of silver forward contracts designated as hedges of forecasted worldwide silver purchases are reported in other current assets and/or current liabilities, and the effective portion of the gain or loss on the derivative is recorded in accumulated other comprehensive (loss) income.  When the related silver-containing products are sold to third parties, the hedge gains or losses as of the date of the purchase of raw silver are transferred from accumulated other comprehensive (loss) income to cost of goods sold.

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

The valuation allowance as of December 31, 2005 of $1,406 million is attributable to $177 million of net foreign deferred tax assets, including certain net operating loss and capital loss carryforwards and $1,229 million of U.S. net deferred tax assets, including current year losses and credits, which the Company is unable to realize.

EARNINGS PER SHARE

The Company currently has approximately $575 million in contingent convertible notes (the Convertible Securities) outstanding that were issued in October 2003.  Interest on the Convertible Securities accrues at a rate of 3.375% and is payable semi-annually.  The Convertible Securities are convertible at an initial conversion rate of 32.2373 shares of the Company’s common stock for each $1,000 principal of the Convertible Securities.  The Company’s diluted net earnings per share include the effect of the Convertible Securities, which had no material impact on the Company’s reported diluted earnings per share for any period presented.

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

	2005	2004	2003

Numerator:
(Loss) earnings from continuing operations used in basic net (loss) earnings per share	$(1,455)	$81	$189
Effect of dilutive securities:
Interest expense on the Convertible Securities, net of taxes	—	—	3

(Loss) earnings from continuing operations used in diluted net (loss) earnings per share	$(1,455)	$81	$192

Denominator:
Number of common shares used in basic net earnings per share	287.9	286.6	286.5
Effect of dilutive securities:
Employee stock options	—	0.2	0.1
Convertible Securities	—	—	4.2

Number of common shares used in diluted net earnings per share	287.9	286.8	290.8

Options to purchase 31.2 million, 32.5 million and 35.9 million shares of common stock at weighted-average per share prices of $52.03, $52.47 and $51.63 for the years ended December 31, 2005, 2004 and 2003, respectively, were outstanding during the years presented but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive, meaning that the options’ exercise price was greater than the average market price of the common shares for the respective periods.

STOCK-BASED COMPENSATION

On January 1, 2005, the Company early adopted the stock option expensing rules of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” as interpreted by Financial Accounting Standards Board (FASB) Staff Positions No. 123R-1, 123R-2, 123R-3, and 123R-4, using the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”  The adoption of SFAS No. 123R resulted in the recognition of expense that increased the 2005 loss from continuing operations before income tax, and net loss, by $16 million.  The related impact on basic and diluted earnings per share for the year ended December 31, 2005 was a reduction of $.06.  The impact on the Company’s cash flow was not material.

Upon the adoption of SFAS No. 123R in January 2005, stock-based compensation costs are included in the costs capitalized in inventory at period end.  Under the pro forma disclosures previously provided under SFAS No. 123, the Company was not assuming the capitalization of such costs.

For all awards issued after adoption of SFAS No. 123R, the Company changed from the nominal vesting approach to the non-substantive vesting approach for purposes of accounting for retirement eligible participants.  The impact of applying the nominal vesting approach vs. the non-substantive approach upon adoption of SFAS No. 123R in 2005 was immaterial.  The Company has a policy of issuing shares of treasury stock to satisfy share option exercises.  The Company does not expect to repurchase stock during 2006, based on an estimate of option exercises.

The Company previously accounted for its employee stock incentive plans under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and the related interpretations under FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.”  Accordingly, no stock-based employee compensation cost was reflected in net earnings for the years ended December 31, 2004, and 2003, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

The Company has determined the pro forma net earnings and net earnings per share information as if the fair value method of SFAS No. 123, “Accounting for Stock-Based Compensation,” had been applied to its stock-based employee compensation in 2004 and 2003.  The pro forma information is as follows:

	Year Ended December 31,

(in millions, except per share data)	2004	2003

Net earnings, as reported	$556	$253
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(12)	(17)

Pro forma net earnings	$544	$236

Earnings per share:
Basic - as reported	$1.94	$.88
Basic - pro forma	$1.90	$.83
Diluted - as reported	$1.94	$.88
Diluted - pro forma	$1.90	$.83

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table.  Expected volatilities are based on historical volatility of the Company’s stock, management’s estimate of implied volatility of the Company’s stock, and other factors.  The expected term of options granted is derived from the vesting period of the award, as well as historical exercise behavior, and represents the period of time that options granted are expected to be outstanding.  The risk-free rate is calculated using the U.S. Treasury yield curve, and is based on the expected term of the option. The Company uses historical data to estimate forfeitures.

The Black-Scholes option pricing model was used with the following weighted-average assumptions for options issued in each year:

2005

Weighted-average risk-free interest rate	3.9%
Risk-free interest rates	3.6% - 4.5%
Weighted-average expected option lives	5 years
Expected option lives	3 - 7 years
Weighted-average volatility	35%
Expected volatilities	31% - 36%
Weighted-average expected dividend yield	1.8%
Expected dividend yields	1.5% - 1.9%

2004

Weighted-average risk-free interest rate	3.1%
Risk-free interest rates	2.5% - 3.8%
Weighted-average expected option lives	4 years
Weighted-average volatility	37%
Expected volatilities	36% - 40%
Weighted-average expected dividend yield	1.6%
Expected dividend yields	1.6% - 1.8%

2003

Weighted-average risk-free interest rate	3.6%
Risk-free interest rates	3.5% - 3.8%
Weighted-average expected option lives	7 years
Weighted-average volatility	35%
Expected volatilities	34% - 35%
Weighted-average expected dividend yield	3.9%
Expected dividend yields	1.8% - 5.8%

The weighted-average fair value per option granted in 2005, 2004 and 2003 was $7.70, $8.77 and $7.70, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to compensation expense over the options’ vesting period (1-3 years).

COMPREHENSIVE INCOME

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in financial statements.  SFAS No. 130 requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement with the same prominence as other financial statements.  Comprehensive income consists of net (loss) earnings, the net unrealized gains or losses on available-for-sale marketable securities, foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on financial instruments qualifying for cash flow hedge accounting, and is presented in the accompanying Consolidated Statement of Shareholders’ Equity in accordance with SFAS No. 130.

SEGMENT REPORTING

The Company reports net sales from continuing operations, earnings (losses) from continuing operations before interest, other income (charges), net and income taxes, earnings (losses) from continuing operations and certain expense, asset and geographical information about its reportable segments.  Reportable segments are components of the Company for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.  In September 2005, the Company announced an organizational realignment that will change the current reportable segment structure.  See Note 23, “Segment Information,” for a discussion of this change.

RECENTLY ISSUED ACCOUNTING STANDARDS

FASB Staff Position No. 143-1
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

FASB Interpretation No. 47
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
The Company adopted FIN 47 during the fourth quarter of 2005.  FIN 47 requires that conditional asset retirement obligations, legal obligations to perform an asset retirement activity in which the timing and/(or) method of settlement are conditional on a future event, be reported, along with associated capitalized asset retirement costs, at their fair values.  Upon initial application, FIN 47 requires recognition of (1) a liability, adjusted for cumulative accretion from the date the obligation was incurred until the date of adoption of FIN 47, for existing asset retirement obligations; (2) an asset retirement cost capitalized as an increase to the carrying amount of the associated long-lived asset; and (3) accumulated depreciation on the capitalized asset retirement cost.  Accordingly, the Company has recognized the following amounts in its Statement of Financial Position at December 31, 2005 and Statement of Operations for the year ended December 31, 2005:

(dollar amounts in millions)

Additions to property, plant and equipment, gross	$33
Additions to accumulated depreciation	$(33)

Additions to property, plant and equipment, net	$—
Asset retirement obligations	$66
Cumulative effect of change in accounting principle, gross	$66
Cumulative effect of change in accounting principle, net of tax	$57

The adoption of FIN 47 reduced 2005 net earnings by $57 million, or $.20 per share.

The Company’s conditional asset retirement obligations primarily relate to asbestos contained in buildings that Kodak owns.  Environmental regulations exist in many of the countries that Kodak operates in that require Kodak to handle and dispose of asbestos in a special manner if a building undergoes major renovations or is demolished.  Otherwise, Kodak is not required to remove the asbestos from its buildings.  Kodak records a liability equal to the estimated fair value of its obligation to perform asset retirement activities related to the asbestos, computed using an expected present value technique, when sufficient information exists to calculate the fair value.  Kodak does not have a liability recorded related to each building that contains asbestos because Kodak cannot estimate the fair value of its obligation for certain buildings due to a lack of sufficient information about the range of time over which the obligation may be settled through demolition, renovation or sale of the building.

The Company has determined the pro forma (loss) earnings from continuing operations, net (loss) earnings, and corresponding per share information as if the provisions of FIN 47 had been adopted prior to January 1, 2003.  The pro forma information is as follows:

(in millions, except per share data)	2005	2004	2003

(Loss) earnings from continuing operations
As reported	$(1,455)	$81	$189
Pro forma	$(1,462)	$76	$185
(Loss) earnings from continuing operations, per basic and diluted share
As reported	$(5.05)	$.28	$.66
Pro forma	$(5.08)	$.26	$.65
Net (loss) earnings
As reported	$(1,362)	$556	$253
Pro forma	$(1,312)	$551	$249
Net (loss) earnings, per basic and diluted share
As reported	$(4.73)	$1.94	$.88
Pro forma	$(4.56)	$1.92	$.87
Number of shares used in earnings per share
Basic	287.9	286.6	286.5
Diluted	287.9	286.8	290.8

The liability for asset retirement obligations as of the dates noted below would have been as follows if FIN 47 had been implemented prior to January 1, 2003:

(dollar amounts in millions)

December 31, 2004	$71
December 31, 2003	$65

A reconciliation of the beginning and ending aggregate carrying amount of all asset retirement obligations (including those recorded under SFAS No. 143, FSP 143-1, and FIN 47) for the year ended December 31, 2005 follows:

(dollar amounts in millions)

Asset retirement obligations as of January 1	$7
Liabilities incurred in the current period (including the adoption of FIN 47)	66
Accretion expense	2

Asset retirement obligations as of December 31	$75

Reconciliations for the years ended December 31, 2004 and December 31, 2003 are not shown due to immateriality.

FASB Statement No. 123R
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

In April 2005, the Securities and Exchange Commission voted to change the effective date of SFAS No. 123R to fiscal years starting after June 15, 2005; however, early application is encouraged.  The Company adopted the modified version of the prospective application of SFAS No. 123R as of January 1, 2005 under which the Company is required to recognize compensation expense, over the applicable vesting period, based on the fair value of (1) any unvested awards subject to SFAS No. 123R existing as of January 1, 2005, and (2) any new awards granted subsequent to the adoption date.  Refer to the “Stock-Based Compensation” section under Note 1 above for the effect of adoption on the Company’s consolidated financial statements.

FASB Statement No. 151
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

FASB Staff Position No. 109-2
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

In 2005, the Company completed its evaluation of the repatriation provision and repatriated approximately $580 million of gross qualifying dividends subject to the 85% dividends received deduction.  Accordingly, the Company recorded a corresponding tax provision of approximately $29 million in 2005 with respect to such dividends.  See Note 15, “Income Taxes,” for further disclosure.

NOTE 2:  RECEIVABLES, NET

(in millions)	2005	2004

Trade receivables	$2,447	$2,137
Miscellaneous receivables	313	407

Total (net of allowances of $162 and $127 as of December 31, 2005 and 2004, respectively)	$2,760	$2,544

Of the total trade receivable amounts of $2,447 million and $2,137 million as of December 31, 2005 and 2004, respectively, approximately $374 million and $492 million, respectively, are expected to be settled through customer deductions in lieu of cash payments.  Such deductions represent rebates owed to the customer and are included in accounts payable and other current liabilities in the accompanying Consolidated Statement of Financial Position at each respective balance sheet date.

NOTE 3:  INVENTORIES, NET

(in millions)	2005	2004

At FIFO or average cost (approximates current cost)
Finished goods	$871	$822
Work in process	241	275
Raw materials	319	391

	1,431	1,488
LIFO reserve	(291)	(330)

Total	$1,140	$1,158

Inventories costed on the LIFO method are approximately 33% and 35% of total inventories in 2005 and 2004, respectively.  During 2005 and 2004, inventory usage resulted in liquidations of LIFO inventory quantities.  In the aggregate, these inventories were carried at the lower costs prevailing in prior years as compared with the cost of current purchases.  The effect of these LIFO liquidations was to reduce cost of goods sold by $31 million and $69 million in 2005 and 2004, respectively.

The Company reduces the carrying value of inventories to a lower of cost or market basis for those items that are potentially excess, obsolete or slow-moving based on management’s analysis of inventory levels and future sales forecasts.  The Company also reduces the carrying value of inventories with net book value in excess of market value.  Aggregate reductions in the carrying value with respect to inventories that were still on hand at December 31, 2005 and 2004, and that were deemed to be excess, obsolete, slow-moving or that had a carrying value in excess of market, were $148 million and $100 million, respectively.

On January 1, 2006, the Company elected to change its method of costing its U.S. inventories to the FIFO method, whereas in all prior years most of Kodak’s inventory in the U.S. was costed using the LIFO method.  The new method of accounting for inventory in the U.S. was adopted because the FIFO method will provide for a better matching of revenue and expenses given the rapid technological change in the Company’s products.  The FIFO method will also better reflect the cost of inventory on the Company’s Statement of Financial Position.  Prior periods will be restated in future financial statements for comparative purposes in order to reflect the impact of this change in methodology from LIFO to FIFO.

NOTE 4:  PROPERTY, PLANT AND EQUIPMENT, NET

(in millions)	2005	2004

Land	$127	$118
Buildings and building improvements	2,552	2,619
Machinery and equipment	8,481	9,722
Construction in progress	219	235

	11,379	12,694
Accumulated depreciation	(7,601)	(8,182)

Net properties	$3,778	$4,512

Depreciation expense was $1,281 million, $964 million and $839 million for the years 2005, 2004 and 2003, respectively, of which approximately $391 million, $183 million and $70 million, respectively, represented accelerated depreciation in connection with restructuring actions.

During 2005, the Company revised the useful lives of certain property, plant and equipment.  Refer to “Change In Estimate” section of Note 1 for further information regarding the useful life change, and refer to the “Properties” section of Note 1 for information regarding the Company’s current useful lives of its property, plant and equipment assets.

NOTE 5:  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $2,141 million and $1,446 million at December 31, 2005 and 2004, respectively.  The changes in the carrying amount of goodwill by reportable segment for 2004 and 2005 were as follows:

(in millions)	D&FIS	Health Group	Graphic Communications Group	Consolidated Total

Balance at December 31, 2003	$732	$525	$92	$1,349
Goodwill related to acquisitions	13	—	17	30
Goodwill written off related to disposals/ divestitures	(21)	—	—	(21)
Finalization of purchase accounting	2	45	7	54
Currency translation adjustments	13	18	3	34

Balance at December 31, 2004	$739	$588	$119	$1,446
Goodwill related to acquisitions	—	32	709	741
Finalization of purchase accounting	—	—	1	1
Currency translation adjustments	(10)	(31)	(6)	(47)

Balance at December 31, 2005	$729	$589	$823	$2,141

The aggregate amount of goodwill acquired during 2005 of $741 million was attributable to $462 for the purchase of Creo, $247 million for the purchase of the remaining 50% of KPG previously owned by Sun Chemical Corporation, both in the Graphic Communications Group segment; and $32 million for the purchase of OREX in the Health Group segment.

The gross carrying amount and accumulated amortization by major intangible asset category for 2005 and 2004 were as follows:

	As of December 31, 2005

(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Amortization Period

Technology-based	$481	$155	$326	7 years
Customer-related	397	77	320	13 years
Other	205	51	154	8 years

Total	$1,083	$283	$800	9 years

	As of December 31, 2004

(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Amortization Period

Technology-based	$264	$106	$158	8 years
Customer-related	206	34	172	15 years
Other	168	20	148	13 years

Total	$638	$160	$478	11 years

The aggregate amount of intangible assets acquired during 2005 of $445 million was attributable to $77 million of customer-related intangible assets, $45 million of technology-based intangible assets, and $21 million of miscellaneous other intangible assets for the purchase of KPG; $110 million of customer-related intangible assets, $136 million of technology-based intangible assets, and $10 million of miscellaneous other intangible assets for the purchase of Creo; $4 million of customer-related intangible assets and $9 million of technology-based intangible assets for the purchase of OREX; $26 million of other technology-based intangible assets; and $7 million of manufacturing exclusivity intangible assets related to Lucky Film.

Amortization expense related to intangible assets was $125 million, $67 million and $28 million in 2005, 2004 and 2003, respectively.

Estimated future amortization expense related to purchased intangible assets at December 31, 2005 is as follows (in millions):

2006	$141
2007	131
2008	126
2009	114
2010	90
2011+	198

Total	$800

NOTE 6:  OTHER LONG-TERM ASSETS

(in millions)	2005	2004

Prepaid pension costs	$1,144	$1,203
Investments in unconsolidated affiliates	40	513
Deferred income taxes, net of valuation allowance	450	521
Intangible assets other than goodwill	800	478
Other non-current receivables	328	163
Miscellaneous other long-term assets	459	253

Total	$3,221	$3,131

The miscellaneous component above consists of other miscellaneous long-term assets that, individually, are less than 5% of the Company’s total long-term assets, and therefore, have been aggregated in accordance with Regulation S-X.

NOTE 7:  INVESTMENTS

Equity Method -

At December 31, 2005 and 2004, the Company’s significant equity method investees and the Company’s approximate ownership interest in each investee were as follows:

	2005	2004

SK Display Corporation	34%	34%
Matsushita-Ultra Technologies Battery Corporation	30%	30%
Lucky Film Co. Ltd (Lucky Film)	13%	13%
KJ Imaging	34%	34%
J League Photo	25%	25%
Kodak Polychrome Graphics (KPG)	N/A	50%
Express Stop Financing (ESF)	N/A	50%

At December 31, 2005 and 2004, the carrying value of the Company’s equity investment in these significant unconsolidated affiliates was $26 million and $488 million, respectively, and is reported within other long-term assets in the accompanying Consolidated Statement of Financial Position.  The Company records its equity in the income or losses of these investees and reports such amounts in other income (charges), net, in the accompanying Consolidated Statement of Operations.  See Note 14, “Other Income (Charges), Net.”  Other than KPG, these investments do not meet the Regulation S-X significance test requiring the inclusion of the separate investee financial statements.

Through April 1, 2005, the Company held a 50% interest in Kodak Polychrome Graphics (KPG).  This joint venture between the Company and Sun Chemical Corporation was accounted for using the equity method of accounting.  Therefore, the acquisition of KPG in 2005 is the primary reason for the year-over-year decrease in the carrying value of the Company’s equity investment in its unconsolidated affiliates.  On April 1, 2005, the Company acquired Sun Chemical Corporation’s 50% interest in KPG, which resulted in KPG becoming a wholly owned and fully consolidated subsidiary of the Company, operating within the Graphic Communications Group segment.  See Note 21, “Acquisitions” for further discussion regarding the KPG acquisition.

Summarized financial information for KPG for 2004 and 2003 is as follows:

Condensed Statement of Operations

(dollar amounts in millions)	2004	2003

Net sales	$1,715	$1,598
Gross profit	563	511
Income from continuing operations	105	70
Net income	105	70

Condensed Balance Sheet

	December 31,

(dollar amounts in millions)	2004	2003

Current assets	$909	$794
Noncurrent assets	401	384
Current liabilities	458	403
Noncurrent liabilities	60	134

Full financial statements for the years ended December 31, 2004, 2003 and 2002 and as of December 31, 2004 and 2003 for KPG have been included as an exhibit to this Form 10-K.  In addition, unaudited information for the interim periods ended March 31, 2005 and 2004 has also been included as an exhibit to this Form 10-K.

During the fourth quarter of 2005, the Company’s investment in Express Stop Financing (ESF), a joint venture partnership between the Company’s Qualex subsidiary and a subsidiary of Dana Credit Corporation, was dissolved.  During the first quarter of 2005, the Company received a distribution from the joint venture liquidating its investment balance.  There was no material impact on the Company’s financial position, results of operations or cash flows from the dissolution of the ESF investment.

In January 2006, Kodak terminated the SK Display joint venture arrangement with Sanyo Electric Company pursuant to terms of the original agreement.  This termination will not have a material impact on the Company’s financial position, results of operations or cash flows.  Kodak will continue as exclusive licensing agent on behalf of Kodak and Sanyo for certain OLED intellectual property.

Kodak has no other material activities with its equity method investees.

Cost Method -

The Company also has certain investments with less than a 20% ownership interest in various private companies whereby the Company does not have the ability to exercise significant influence.  These investments are accounted for under the cost method.  The remaining carrying value of the Company’s investments accounted for under the cost method at December 31, 2005 and 2004 of $22 million and $19 million, respectively, is included in other long-term assets in the accompanying Consolidated Statement of Financial Position.

NOTE 8:  ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

(in millions)	2005	2004

Accounts payable, trade	$996	$868
Accrued employment-related liabilities	950	872
Accrued advertising and promotional expenses	683	762
Deferred revenue	350	226
Accrued restructuring liabilities	309	355
Other	899	813

Total	$4,187	$3,896

The other component above consists of other miscellaneous current liabilities that, individually, are less than 5% of the total current liabilities component within the Consolidated Statement of Financial Position, and therefore, have been aggregated in accordance with Regulation S-X.

NOTE 9:  SHORT-TERM BORROWINGS AND LONG-TERM DEBT

SHORT-TERM BORROWINGS

The Company’s short-term borrowings at December 31, 2005 and 2004 were as follows:

(in millions)	2005	2004

Current portion of long-term debt	$706	$400
Short-term bank borrowings	113	69

Total	$819	$469

The weighted-average interest rates for short-term bank borrowings outstanding at December 31, 2005 and 2004 were 5.82% and 5.02%, respectively.

As of December 31, 2005, the Company and its subsidiaries, on a consolidated basis, maintained $1,132 million in committed bank lines of credit and $773 million in uncommitted bank lines of credit to ensure continued access to short-term borrowing capacity.

The Company has other committed and uncommitted lines of credit at December 31, 2005 totaling $132 million and $773 million, respectively.  These lines primarily support borrowing needs of the Company’s subsidiaries, which include term loans, overdraft coverage, letters of credit and revolving credit lines.  Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market conditions.  Total outstanding borrowings against these other committed and uncommitted lines of credit at December 31, 2005 were $34 million and $65 million, respectively.  These outstanding borrowings are reflected in the short-term borrowings in the accompanying Consolidated Statement of Financial Position at December 31, 2005.

Accounts Receivable Securitization Program
 The Company’s $200 million Accounts Receivable Securitization Program was terminated on October 18, 2005 when the Company closed on $2.7 billion of Secured Credit Facilities under the new Secured Credit Agreement and associated Canadian Security Agreement.

LONG-TERM DEBT, INCLUDING LINES OF CREDIT

Long-term debt and related maturities and interest rates were as follows at December 31, 2005 and 2004 (in millions):

			2005		2004

Country	Type	Maturity	Weighted- Average Interest Rate	Amount Out- Standing	Weighted- Average Interest Rate	Amount Out- Standing

U.S.	Medium-term	2005	—	—	2.84%*	100
U.S.	Medium-term	2005	—	—	7.25%	200
U.S.	Medium-term	2006	6.38%	500	6.38%	500
U.S.	Medium-term	2008	3.63%	250	3.63%	249
U.S.	Term note	2012	6.63%*	920	—	—
Canada	Term note	2012	6.52%*	280	—	—
U.S.	Term notes	2006-2013	6.16%	83	—	—
Netherlands	Term notes	2006-2013	6.16%	331	—	—
U.S.	Term note	2013	7.25%	500	7.25%	500
U.S.	Term note	2018	9.95%	3	9.95%	3
U.S.	Term note	2021	9.20%	10	9.20%	10
U.S.	Convertible	2033	3.38%	575	3.38%	575
China	Bank loans	2005	—	—	5.45%	88
U.S.	Notes	2006-2010	5.80%	16	5.08%	20
Other				2		7

				3,470		2,252
Current portion of long-term debt				(706)		(400)

Long-term debt, net of current portion				$2,764		$1,852

* Represents debt with a variable interest rate.

Annual maturities (in millions) of long-term debt outstanding at December 31, 2005 are as follows: $706 in 2006, $8 in 2007, $274 in 2008, $35 in 2009, $36 in 2010 and $2,411 in 2011 and beyond.

Secured Credit Facilities
 On October 18, 2005 the Company closed on $2.7 billion of Senior Secured Credit Facilities (Secured Credit Facilities) under a new Secured Credit Agreement (Secured Credit Agreement) and associated Security Agreement and Canadian Security Agreement. The Secured Credit Facilities consist of a $1.0 billion 5-Year Committed Revolving Credit Facility (5-Year Revolving Credit Facility) expiring October 18, 2010 and $1.7 billion of Term Loan Facilities (Term Facilities) expiring October 18, 2012.

The 5-Year Revolving Credit Facility can be used by Eastman Kodak Company (U.S. Borrower) for general corporate purposes including the issuance of letters of credit.  Amounts available under the facility can be borrowed, repaid and re-borrowed throughout the term of the facility provided the Company remains in compliance with covenants contained in the Secured Credit Agreement.  At closing, there was no debt outstanding and approximately $111 million of letters of credit issued under this facility.

Under the Term Facilities, $1.2 billion was borrowed at closing primarily to refinance debt originally issued under the Company’s previous $1.225 billion 5-Year Facility to finance the acquisition of Creo Inc. on June 15, 2005.  The $1.2 billion consists of a $920 million 7-Year Term Loan to the U.S. Borrower and a $280 million 7-Year Term Loan to Kodak Graphic Communications Canada Company (KGCCC or, the Canadian Borrower).  The remaining $500 million under the Term Facilities is committed by the Lenders and available to the U.S. Borrower, through June 15, 2006.  For this $500 million commitment, a 1.50% annual fee is paid on the unused amount to the Lenders.  As of December 31, 2005, $920 million of the 7-Year Term Loan to the U.S. Borrower and $280 million of the 7-Year Term Loan to the Canadian Borrower were outstanding.  In connection with the Secured Credit Facilities, the Company incurred approximately $57 million of debt issue costs.  These costs have been recorded as an asset and are being amortized over the term of the Secured Credit Facilities.

In addition to the $2.7 billion of Secured Credit Facilities, the Secured Credit Agreement allows for up to an additional $500 million for a new secured credit loan based on terms and pricing available and agreed to at the time the new credit loan would be established.  There are no fees for this feature.

Pursuant to the Secured Credit Agreement and associated Security Agreement, each subsidiary organized in the U.S. jointly and severally guarantees the obligations under the Secured Credit Agreement and all other obligations of the Company and its subsidiaries to the Lenders.  The guaranty is supported by the pledge of certain U.S. assets of the U.S. Borrower and the Company’s U.S. subsidiaries including, but not limited to, receivables, inventory, equipment, deposit accounts, investments, intellectual property, including patents, trademarks and copyrights, and the capital stock of Material Subsidiaries.  Excluded from pledged assets are real property, “Principal Properties” and equity interests in “Restricted Subsidiaries”, as defined in the Company’s 1988 Indenture.

Material Subsidiaries are defined as those subsidiaries with revenues or assets constituting 5 percent or more of the consolidated revenues or assets of the corresponding borrower.  Material Subsidiaries will be determined on an annual basis under the Secured Credit Agreement.

Pursuant to the Secured Credit Agreement and associated Canadian Security Agreement, Eastman Kodak Company and Kodak Graphic Communications Company (KGCC, formerly Creo Americas, Inc.), jointly and severally guarantee the obligations of the Canadian Borrower, to the Lenders.  Certain assets of the Canadian Borrower in Canada were also pledged in support of its obligations, including, but not limited to, receivables, inventory, equipment, deposit accounts, investments, intellectual property, including patents, trademarks and copyrights, and the capital stock of the Canadian Borrower’s Material Subsidiaries.

Interest rates for borrowings under the Secured Credit Agreement are dependent on the Company’s Long Term Senior Secured Credit Rating.  The Secured Credit Agreement contains various affirmative and negative covenants customary in a facility of this type, including two quarterly financial covenants: (1) a consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated interest expense (subject to adjustments to exclude interest expense not related to borrowed money) ratio, on a rolling four-quarter basis, of no less than 3 to 1, and (2) a consolidated debt for borrowed money to consolidated EBITDA (subject to adjustments to exclude any extraordinary income or losses, as defined by the Secured Credit Agreement, interest income and certain non-cash items of income and expense) ratio of not greater than:  4.75 to 1 as of December 31, 2005; 4.50 to 1 as of March 31, 2006; 4.25 to 1 as of June 30, 2006; 4.00 to 1 as of Septe mber 30, 2006; and 3.50 to 1 as of December 31, 2006 and thereafter.  As of December 31, 2005, the Company was in compliance with all covenants under the Secured Credit Agreement.

In addition, subject to various conditions and exceptions in the Secured Credit Agreement, in the event the Company sells assets for net proceeds totaling $75 million or more in any year, except for proceeds used within 12 months for reinvestments in the business of up to $300 million, proceeds from sales of assets used in the Company’s non-digital products and services businesses to prepay or repay debt or pay cash restructuring charges within 12 months from the date of sale of the assets, or proceeds from the sale of inventory in the ordinary course of business, the amount in excess of $75 million must be applied to prepay loans under the Secured Credit Agreement.

If unused, the 5-Year Revolving Credit Facility has a commitment fee of $5.0 million per year at the Company’s current credit rating of Ba3 and B+ from Moody’s Investor Services, Inc. (Moody’s) and Standard & Poor’s Rating Services (S&P), respectively.

At the closing of the Secured Credit Agreement, the Company terminated its previous $1.225 billion 5-Year Facility, a $160 million revolving credit facility established by KPG, and the Company’s $200 million Accounts Receivable Securitization Program.

At December 31, 2005, the Company had outstanding letters of credit totaling $117 million and surety bonds in the amount of $85 million primarily to ensure the payment of casualty claims, workers’ compensation claims, and customs.

KPG Notes
In connection with the April 1, 2005 redemption of Sun Chemical Corporations’ (Sun) 50 percent interest in the KPG joint venture, the Company entered into two non-interest bearing note payable arrangements with Sun.  One note is payable in the U.S. (the U.S. note) and the other is payable outside the U.S. (the non-U.S. note).  The U.S. note requires payments of $40 million in 2006 and $10 million in the years 2008-2013.  The non-U.S. note requires payments of $160 million in 2006 and $40 million in the years 2008-2013.

As these notes are non-interest bearing, interest has been imputed at a rate of 6.16% based on the Company’s borrowing rate for debt with similar maturities from third-party financial institutions.  Therefore, the present value of the U.S. note and the non-U.S. note were $83 million and $331 million, respectively, at December 31, 2005.

Debt Shelf Registration and Convertible Securities
 In May 2003, the Company issued Series A fixed rate medium-term notes under its then existing debt shelf registration totaling $250 million, as follows:

(in millions)

Type	Principal	Annual Interest Rate	Maturity

Series A fixed rate	$250	3.625%	May 2008

Interest on the notes will be paid quarterly, and the Company may not redeem or repay these notes prior to their stated maturities.  After this issuance, the Company had $650 million of remaining unsold debt securities under its then existing debt shelf registration.

On September 5, 2003, the Company filed a shelf registration statement on Form S-3 (the primary debt shelf registration) for the issuance of up to $2.0 billion of new debt securities.  The primary debt shelf registration became effective on September 19, 2003.  Pursuant to Rule 429 under the Securities Act of 1933, $650 million of remaining unsold debt securities under a prior shelf registration statement were included in the primary debt shelf registration, thus giving the Company the ability to issue up to $2.65 billion in public debt.  After issuance of $500 million in notes in October 2003, the remaining availability under the primary debt shelf registration was at $2.15 billion.  The Company filed its 2004 Form 10-K on April 6, 2005, which was late relative to the SEC required filing date (including extension) of March 31, 2005.  The Company also completed the filing of a Form 8-K/A related to the acquisition of KPG on July 1, 2005, which was late in relation to the SEC required filing date of June 17, 2005.  As a result of these late filings, the Company’s primary debt shelf registration statement on Form S-3 will not be available until the third quarter of 2006.  In the event the Company wanted to issue registered securities, the Company could use Form S-1 or a Rule 144A transaction to issue securities in the capital markets.

On October 10, 2003, the Company completed the offering and sale of $500 million aggregate principal amount of Senior Notes due 2013 (the Notes), which was made pursuant to the Company’s new debt shelf registration.  The remaining unused balance under the Company’s new debt shelf is $2.15 billion.  Concurrent with the offering and sale of the Notes, on October 10, 2003, the Company completed the private placement of $575 million aggregate principal amount of Convertible Senior Notes due 2033 (the Convertible Securities) to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933.  Interest on the Convertible Securities will accrue at the rate of 3.375% per annum and is payable semiannually.  The Convertible Securities are unsecured and rank equally with all of the Company’s other unsecured and unsubordinated indebtedness.  As a condition of the private placement, on January 6, 2004 the Company filed a shelf registration statement under the Securities Act of 1933 relating to the resale of the Convertible Securities and the common stock to be issued upon conversion of the Convertible Securities pursuant to a registration rights agreement, and made this shelf registration statement effective on February 6, 2004.

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

The holders may convert their Convertible Securities, in whole or in part, into shares of the Company’s common stock under any of the following circumstances:  (1) during any calendar quarter, if the price of the Company’s common stock is greater than or equal to 120% of the applicable conversion price for at least 20 trading days during a 30 consecutive trading day period ending on the last trading day of the previous calendar quarter; (2) during any five consecutive trading day period following any 10 consecutive trading day period in which the trading price of the Convertible Securities for each day of such period is less than 105% of the conversion value, and the conversion value for each day of such period was less than 95% of the principal amount of the Convertible Securities (the Parity Clause); (3) if the Company has called the Convertible Securities for redemption; (4) upon the occurrence of specified corporate transactions such as a consolidation, merger or binding share exchange pursuant to which the Company’s common stock would be converted into cash, property or securities; and (5) if the Senior Unsecured credit rating assigned to the Convertible Securities by either Moody’s or S&P is lower than Ba2 or BB, respectively, or if the Convertible Securities are no longer rated by at least one of these services or their successors (the Credit Rating Clause).  At the Company’s current credit rating, the Convertible Securities may be converted by their holders.

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

The holders have the right to require the Company to purchase their Convertible Securities for cash at a purchase price equal to 100% of the principal amount of the Convertible Securities plus any accrued and unpaid interest on October 15, 2010, October 15, 2013, October 15, 2018, October 15, 2023 and October 15, 2028, or upon a fundamental change as described in the offering memorandum filed under Rule 144A in conjunction with the private placement of the Convertible Securities.  As of December 31, 2005, the Company has reserved 18,536,447 shares in treasury stock to cover potential future conversions of these Convertible Securities into common stock.

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

NOTE 10:  OTHER LONG-TERM LIABILITIES

(in millions)	2005	2004

Deferred royalty revenue from licensees	$501	$—
Environmental liabilities	171	153
Deferred compensation	158	167
Deferred income taxes	33	67
Minority interest in Kodak companies	20	25
Other	342	325

Total	$1,225	$737

The other component above consists of other miscellaneous long-term liabilities that, individually, are less than 5% of the total liabilities component in the accompanying Consolidated Statement of Financial Position, and therefore, have been aggregated in accordance with Regulation S-X.

NOTE 11:  COMMITMENTS AND CONTINGENCIES

Environmental
 Cash expenditures for pollution prevention and waste treatment for the Company’s current facilities were as follows:

(in millions)	2005	2004	2003

Recurring costs for pollution prevention and waste treatment	$79	$75	$74
Capital expenditures for pollution prevention and waste treatment	7	7	8
Site remediation costs	2	3	2

Total	$88	$85	$84

At December 31, 2005 and 2004, the Company’s undiscounted accrued liabilities for environmental remediation costs amounted to $171 million and $153 million, respectively.  These amounts are reported in other long-term liabilities in the accompanying Consolidated Statement of Financial Position.

The Company is currently implementing a Corrective Action Program required by the Resource Conservation and Recovery Act (RCRA) at the Kodak Park site in Rochester, NY.  As part of this program, the Company has completed the RCRA Facility Assessment (RFA), a broad-based environmental investigation of the site.  The Company is currently in the process of completing, and in some cases has completed, RCRA Facility Investigations (RFI) and Corrective Measures Studies (CMS) for areas at the site.  At December 31, 2005, estimated future investigation and remediation costs of $67 million are accrued for this site and are included in the $171 million reported in other long-term liabilities.

The Company announced the closing of four manufacturing facilities outside the United States in 2004 and 2005.  The Company has obligations with estimated future investigation, remediation and monitoring costs of $27 million at three of these facilities.  There were no such costs associated with the fourth facility.  At December 31, 2005, these costs are accrued and included in the $171 million reported in other long-term liabilities.

The Company has obligations relating to other operating sites and former operations with estimated future investigation, remediation and monitoring costs of $25 million.  At December 31, 2005, these costs are accrued and included in the $171 million reported in other long-term liabilities.

The Company has completed its acquisition of KPG through the redemption of Sun Chemical Corporation’s 50 percent interest in the joint venture.  The Company also completed its acquisition of Creo.  As a result of the two acquisitions, the Company has obligations with estimated future investigation, remediation and monitoring costs of $29 million.  The closure of a plant located in West Virginia was announced in the third quarter with remediation at a cost of $24 million and is included in the $29 million.  At December 31, 2005, these costs are accrued and included in the $171 million reported in other long-term liabilities.

The Company has retained certain obligations for environmental remediation and Superfund matters related to certain sites associated with the non-imaging health businesses sold in 1994.  At December 31, 2005, estimated future remediation costs of $23 million are accrued for these sites and are included in the $171 million reported in other long-term liabilities.

Cash expenditures for the aforementioned investigation, remediation and monitoring activities are expected to be incurred over the next thirty years for many of the sites.  For these known environmental liabilities, the accrual reflects the Company’s best estimate of the amount it will incur under the agreed-upon or proposed work plans.  The Company’s cost estimates were determined using the ASTM Standard E 2137-01, “Standard Guide for Estimating Monetary Costs and Liabilities for Environmental Matters,” and have not been reduced by possible recoveries from third parties.  The overall method includes the use of a probabilistic model which forecasts a range of cost estimates for the remediation required at individual sites.  The projects are closely monitored and the models are reviewed as significant events occur or at least once per year.  The Company’s estimate includes equipment and operating costs for remediation and long-term monitoring of the sites.  The Company does not believe it is reasonably possible that the losses for the known exposures could exceed the current accruals by material amounts.

A Consent Decree was signed in 1994 in settlement of a civil complaint brought by the U.S. Environmental Protection Agency and the U.S. Department of Justice.  In connection with the Consent Decree, the Company is subject to a Compliance Schedule, under which the Company has improved its waste characterization procedures, upgraded one of its incinerators, and is evaluating and upgrading its industrial sewer system.  The total expenditures required to complete this program are currently estimated to be approximately $2 million over the next four years.  These expenditures are incurred as part of plant operations and, therefore, are not included in the environmental accrual at December 31, 2005.

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

Additionally, as of December 31, 2005, the Company has recorded approximately $66 million of asset retirement obligations in its Consolidated Statement of Financial Position, primarily related to asbestos removal costs.  Refer to discussion of the implementation of FASB Interpretation No. 47 in Note 1 for further information.

Other Commitments and Contingencies
 The Company has entered into agreements with several companies, which provide Kodak with products and services to be used in its normal operations.  These agreements are related to supplies, production and administrative services, as well as marketing and advertising.  The terms of these agreements cover the next two to sixteen years.  The minimum payments for these agreements are approximately $204 million in 2006, $200 million in 2007, $173 million in 2008, $98 million in 2009, $105 million in 2010 and $241 million in 2011 and thereafter.

At December 31, 2005, the Company had outstanding letters of credit totaling $117 million and surety bonds in the amount of $85 million primarily to ensure the completion of payment of possible casualty claims, workers’ compensation claims, and customs.

Rental expense, net of minor sublease income, amounted to $149 million in 2005, $161 in 2004 and $157 million in 2003.  The approximate amounts of noncancelable lease commitments with terms of more than one year, principally for the rental of real property, reduced by minor sublease income, are $138 million in 2006, $120 million in 2007, $98 million in 2008, $75 million in 2009, $58 million in 2010 and $80 million in 2011 and thereafter.

In December 2003, the Company sold a property in France for approximately $65 million, net of direct selling costs, and then leased back a portion of this property for a nine-year term.  In accordance with SFAS No. 98, “Accounting for Leases,” the entire gain on the property sale of approximately $57 million was deferred and no gain was recognizable upon the closing of the sale as the Company’s continuing involvement in the property is deemed to be significant.  As a result, the Company is accounting for the transaction as a financing.  Future minimum lease payments under this noncancelable lease commitment are approximately $5 million per year for 2006 through 2010, and approximately $10 million for 2011 and thereafter.

On March 8, 2004, the Company filed a complaint against Sony Corporation in federal district court in Rochester, New York, for digital camera patent infringement.  Several weeks later, on March 31, 2004, Sony sued the Company for digital camera patent infringement in federal district court in Newark, New Jersey.  Sony subsequently filed a second lawsuit against the Company in Newark, New Jersey, alleging infringement of a variety of other Sony patents.  The Company filed a counterclaim in the New Jersey action, asserting infringement by Sony of the Company’s kiosk patents.  The Company successfully moved to transfer Sony’s New Jersey digital camera patent infringement case to Rochester, New York, and the two digital camera patent infringement cases are now consolidated for purposes of discovery.  In June 2005, the federal district court in Rochester, New York appointed a special master to assist the court with discovery and the claims construction briefing process.  Based on the current discovery schedule, the Company expects that claims construction hearings in the digital camera cases will take place in 2006.  Both the Company and Sony Corporation seek unspecified damages and other relief.  Although this lawsuit may result in the Company’s recovery of damages, the amount of the damages, if any, cannot be quantified at this time.  Accordingly, the Company has not recognized any gain or loss in the financial statements as of December 31, 2005, in connection with this matter.

On June 13, 2005, a purported shareholder class action lawsuit was filed against the Company and two of its current executives in the United States District Court for the Southern District of New York.  On June 20, 2005 and August 10, 2005, similar lawsuits were filed against the same defendants in the United States District Court for the Western District of New York.  The cases have been consolidated in the Western District of New York and the lead plaintiffs are John Dudek and the Alaska Electrical Pension Fund.  The complaints filed in each of these actions (collectively, the “Complaints”) seek to allege claims under the Securities Exchange Act on behalf of a proposed class of persons who purchased securities of the Company between April 23, 2003 and September 25, 2003, inclusive.  The substance of the Complaints is that various press releases and other public statements made by the Company during the proposed class period allegedly misrepresented the Company’s financial condition and omitted material information regarding, among other things, the state of the Company’s film and paper business.  An amended complaint was filed on January 20, 2006, containing essentially the same allegations as the original complaint but adding an additional named defendant. Defendants’ initial responses to the Complaints are not yet due.  The Company intends to defend these lawsuits vigorously but is unable currently to predict the outcome of the litigation or to estimate the range of potential loss, if any.

On or about November 9, 2005, the Company was served with a purported derivative lawsuit that had been commenced against the Company, as a nominal defendant, and eleven current and former directors and officers of the Company, in the New York State Supreme Court, Monroe County.  The Complaint seeks to allege claims on behalf of the Company that, between April 2003 and September 2003, the defendant officers and directors caused the Company to make allegedly improper statements, in press release and other public statements, which falsely represented or omitted material information about the Company’s financial results and guidance.  The plaintiff alleges that this conduct was a breach of the defendants’ common law fiduciary obligations to the Company, and constituted an abuse of control, gross mismanagement, waste and unjust enrichment.  Defendants’ initial responses to the Complaint are not yet due.  The Company intends to defend this lawsuit vigorously but is unable currently to predict the outcome of the litigation or to estimate the range of possible loss, if any.

In addition to the matters described above, the Company and its subsidiary companies are involved in other lawsuits, claims, investigations and proceedings, including product liability, commercial, intellectual property, environmental, and health and safety matters, which are being handled and defended in the ordinary course of business.  There are no such matters pending representing contingent losses that the Company and its General Counsel expect to be material in relation to the Company’s business, financial position, results of operations or cash flows.

NOTE 12:  GUARANTEES

The Company guarantees debt and other obligations under agreements with certain affiliated companies and customers to ensure that financing is obtained to facilitate ongoing business operations and selling activities, respectively.  At December 31, 2005, these guarantees totaled a maximum of $204 million, with outstanding guaranteed amounts of $134 million.  The guarantees for the other unconsolidated affiliates and third party debt mature between 2006 and 2011.  The customer financing agreements and related guarantees typically have a term of 90 days for product and short-term equipment financing arrangements, and up to five years for long-term equipment financing arrangements.  These guarantees would require payment from Kodak only in the event of default on payment by the respective debtor.  In some cases, particularly for guarantees related to equipment financing, the Company has collateral or recourse provisions to recover and sell the equipment to reduce any losses that might be incurred in connection with the guarantees.

Management believes the likelihood is remote that material payments will be required under any of the guarantees disclosed above.  With respect to the guarantees that the Company issued in the year ended December 31, 2005, the Company assessed the fair value of its obligation to stand ready to perform under these guarantees by considering the likelihood of occurrence of the specified triggering events or conditions requiring performance as well as other assumptions and factors.  The Company has determined that the fair value of the guarantees was not material to the Company’s financial position, results of operations or cash flows.

The Company also guarantees debt owed to banks for some of its consolidated subsidiaries.  The maximum amount guaranteed is $740 million, and the outstanding debt under those guarantees, which is recorded within the short-term borrowings and long-term debt, net of current portion components in the accompanying Consolidated Statement of Financial Position, is $109 million.  These guarantees expire in 2006 through 2012.  As of the closing of the $2.7 billion Secured Credit Facilities on October 18, 2005, a $160 million KPG credit facility was closed.  Debt outstanding under the KPG credit facility of $57 million was repaid and the guarantees of $160 million were terminated.  Pursuant to the terms of the Company’s Senior Secured Credit Agreement dated October 18, 2005, obligations under the Secured Credit Facilities and other obligations of the Company and its subsidiaries to the Secured Credit Facilities lenders are guaranteed.  This accounts for the majority of the increase in the Company’s guarantees to banks for its consolidated subsidiaries.

Indemnifications
 The Company issues indemnifications in certain instances when it sells businesses and real estate, and in the ordinary course of business with its customers, suppliers, service providers and business partners.  Further, the Company indemnifies its directors and officers who are, or were, serving at Kodak’s request in such capacities.  Historically, costs incurred to settle claims related to these indemnifications have not been material to the Company’s financial position, results of operations or cash flows.  Additionally, the fair value of the indemnifications that the Company issued during the year ended December 31, 2005 was not material to the Company’s financial position, results of operations or cash flows.

Warranty Costs
The Company has warranty obligations in connection with the sale of its equipment.  The original warranty period for equipment products is generally one year or less.  The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale.  The Company estimates its warranty cost at the point of sale for a given product based on historical warranty experience and related costs to repair.  The change in the Company’s accrued warranty obligations balance, which is reflected in accounts payable and other current liabilities in the accompanying Consolidated Statement of Financial Position, was as follows:

(in millions)

Accrued warranty obligations at December 31, 2003	$49
Actual warranty experience during 2004	(60)
2004 warranty provisions	75
Adjustments for changes in estimates	(2)

Accrued warranty obligations at December 31, 2004	$62
Actual warranty experience during 2005	(79)
2005 warranty provisions	72
Liabilities assumed from acquisitions	7
Adjustments for changes in estimates	(4)

Accrued warranty obligations at December 31, 2005	$58

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

(in millions)

Deferred revenue at December 31, 2003	$118
New extended warranty arrangements in 2004	411
Recognition of extended warranty arrangement revenue in 2004	(388)

Deferred revenue at December 31, 2004	$141
New extended warranty arrangements in 2005	484
Liabilities assumed from acquisitions	45
Recognition of extended warranty arrangement revenue in 2005	(487)

Deferred revenue at December 31, 2005	$183

Costs incurred under these extended warranty arrangements for the year ended December 31, 2005 and December 31, 2004 amounted to $256 million and $208 million, respectively.

NOTE 13:  FINANCIAL INSTRUMENTS

The following table presents the carrying amounts of the assets (liabilities) and the estimated fair values of financial instruments at December 31, 2005 and 2004:

	2005		2004

(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Marketable securities:
Current	$15	$16	$3	$3
Long-term	13	13	24	26
Long-term borrowings	(2,709)	(2,635)	(1,852)	(2,039)
Foreign currency forwards	1	1	25	25
Silver forwards	2	2	—	—

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

The Company, as a result of its global operating and financing activities, is exposed to changes in foreign currency exchange rates, commodity prices and interest rates, which may adversely affect its results of operations and financial position.  The Company manages such exposures, in part, with derivative financial instruments.  The fair value of these derivative contracts is reported in other current assets or accounts payable and other current liabilities in the accompanying Consolidated Statement of Financial Position.

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

The Company enters into foreign currency forward contracts that are designated as cash flow hedges of exchange rate risk related to forecasted foreign currency denominated intercompany sales. Hedge gains and losses are reclassified into cost of goods sold as the inventory transferred in connection with the intercompany sales is sold to third parties. At December 31, 2005, the Company had no open foreign currency cash flow hedges.  During 2005, gains of $11 million (pre-tax) were reclassified from accumulated other comprehensive (loss) income to cost of goods sold.  Hedge ineffectiveness was insignificant.

The Company does not apply hedge accounting to the foreign currency forward contracts used to offset currency-related changes in the fair value of foreign currency denominated assets and liabilities.  These contracts are marked to market through net (loss) earnings at the same time that the exposed assets and liabilities are remeasured through net (loss) earnings (both in other income (charges), net).  The majority of the contracts of this type held by the Company are denominated in euros.  At December 31, 2005, the fair value of these open contracts was an unrealized gain of $1 million (pre-tax).

The Company has entered into silver forward contracts that are designated as cash flow hedges of price risk related to forecasted worldwide silver purchases.  Hedge gains and losses are reclassified into cost of goods sold as silver-containing products are sold to third parties. At December 31, 2005, the Company had open forward contracts with maturities through April 2006.

At December 31, 2005, the fair value of open silver forward contracts was an unrealized gain of  $2 million (pre-tax), included in accumulated other comprehensive (loss) income.  If this amount were to be realized, all of it would be reclassified into cost of goods sold during the next twelve months.  Additionally, realized gains of $1 million (pre-tax), related to closed silver contracts, have been deferred in accumulated other comprehensive (loss) income.  These gains will be reclassified into cost of goods sold within the next twelve months.  During 2005, gains of $5 million  (pre-tax) were reclassified from accumulated other comprehensive (loss) income to cost of goods sold.  Hedge ineffectiveness was insignificant.

The Company’s financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments.  The Company manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties.  The Company has procedures to monitor the credit exposure amounts.  The maximum credit exposure at December 31, 2005 was not significant to the Company.

NOTE 14:  OTHER INCOME (CHARGES), NET

(in millions)	2005	2004	2003

Income (charges):
Investment income	$25	$18	$19
Loss on foreign exchange transactions	(31)	(10)	(10)
Equity in income (losses) of unconsolidated affiliates	12	30	(41)
Gain on sales of capital assets	74	15	13
Interest on past-due receivables and finance revenue on sales	4	4	5
Minority interest	(4)	(2)	(24)
Non-strategic venture investment impairments	—	—	(4)
Sun Microsystems settlement	—	92	—
Legal settlement	—	9	—
Asset impairment	(25)	—	—
Lucky Film impairment	(19)	—	—
Other	8	5	(9)

Total	$44	$161	$(51)

NOTE 15:  INCOME TAXES

The components of (loss) earnings from continuing operations before income taxes and the related provision (benefit) for U.S. and other income taxes were as follows:

(in millions)	2005	2004	2003

(Loss) earnings before income taxes
U.S.	$(974)	$(581)	$(205)
Outside the U.S.	208	487	309

Total	$(766)	$(94)	$104

U.S. income taxes
Current provision (benefit)	$19	$(227)	$(88)
Deferred provision (benefit)	627	(73)	(41)
Income taxes outside the U.S.
Current provision	138	141	133
Deferred benefit	(93)	(2)	(87)
State and other income taxes
Current benefit	(2)	(3)	(6)
Deferred provision (benefit)	—	(11)	4

Total	$689	$(175)	$(85)

The differences between income taxes computed using the U.S. federal income tax rate and the provision (benefit) for income taxes for continuing operations were as follows:

(in millions)	2005	2004	2003

Amount computed using the statutory rate	$(268)	$(33)	$36
Increase (reduction) in taxes resulting from:
State and other income taxes, net of federal	—	(9)	(3)
Export sales and manufacturing credits	(28)	(30)	(25)
Operations outside the U.S.	(101)	(89)	(69)
Valuation allowance	1,115	(10)	11
Land and intellectual property donations	6	—	(13)
Tax settlements, including interest	(44)	(32)	—
Interest on reserves	25	33	(16)
Other, net	(16)	(5)	(6)

Provision (benefit) for income taxes	$689	$(175)	$(85)

Valuation Allowance - U.S.
During the third quarter of 2005, based on management’s assessment of positive and negative evidence regarding the realization of the net deferred tax assets, the Company recorded a valuation allowance of approximately $900 million against its net U.S. deferred tax assets.  In accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109), managements’ assessment included the evaluation of scheduled reversals of deferred tax assets and liabilities, estimates of projected future taxable income, carryback potential and tax planning strategies.

Prior to the Company’s third quarter 2005 assessment of realizability, it was believed, based on available evidence including tax planning strategies, that the Company would more likely than not realize its net U.S. deferred tax assets.  The third quarter 2005 assessment considered the following significant matters based upon some recent changes that occurred in the quarter:

•

In July 2005, management announced plans to significantly accelerate its restructuring efforts and to significantly reduce the assets supporting its traditional business by the end of 2007.  This global plan includes accelerating the reduction of traditional film assets from $2.9 billion in January 2004 to approximately $1 billion by 2007 and terminating approximately 10,000 employees.  These actions will have a negative impact on Kodak’s ability to generate taxable income in the U.S.

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

Based upon management’s above-mentioned September 30, 2005 assessment of realizability, management concluded that it was no longer more likely than not that the U.S. net deferred tax assets would be realized and, as such, recorded a valuation allowance of approximately $900 million.

In the fourth quarter of 2005, management updated its assessment of the realizability of its net deferred tax assets.  As a result of management’s assessment of positive and negative evidence regarding the realization of the net deferred tax assets, which included the evaluation of scheduled reversals of deferred tax assets and liabilities, estimates of projected future taxable income, carryback potential and tax planning strategies, the Company maintained that it was still no longer more likely than not that the U.S. net deferred tax assets would be realized and, as such, increased the valuation allowance by approximately $181 million relating to deferred tax benefits generated in the fourth quarter.  In addition, the Company expects to record a valuation allowance on all U.S. tax benefits generated in the future until an appropriate level of profitability in the U.S. is sustained or until the Company is able to generate enough taxable income through other tax planning strategies and transactions.  Both the net deferred tax asset balances and the offsetting valuation allowance include estimates attributable to the recent acquisitions of KPG and Creo.  Deferred tax amounts attributable to these businesses are expected to be finalized during 2006 with the completion of the Company’s purchase accounting for these acquired entities.

As of December 31, 2005, the Company had a valuation allowance of $1,229 million relating to its net deferred tax assets in the U.S. of $1,308 million.  The valuation allowance of $1,229 million is attributable to (i) the charges totaling $1,081 million that were recorded in the third and fourth quarters of 2005 and (ii) a valuation allowance of $148 million recorded in a prior year for certain state tax carryforward deferred tax assets relating to which management believes it is not more likely than not that the assets will be realized.  The remaining net deferred tax assets in excess of the valuation allowance of $79 million relate to certain foreign tax credit deferred tax assets relating to which management believes it is more likely than not that the assets will be realized.

Valuation Allowance – Outside the U.S.
As of December 31, 2005, the Company had a valuation allowance of approximately $177 million relating to its deferred tax assets outside of the U.S. of $534 million.  The valuation allowance of $177 million is attributable to certain net operating loss and capital loss carryforwards relating to which management believes it is not more likely than not that the assets will be realized.

Tax Settlements, Including Interest
During 2005, the Company reached a settlement with the Internal Revenue Service covering tax years 1993-1998.  As a result, the Company recognized a tax benefit from continuing operations of  $44 million, including interest.  Net income from discontinued operations for 2005 was $150 million, which was net of a $203 million tax benefit.  The $203 million tax benefit for 2005 results from the Company’s audit settlement with the Internal Revenue Service for tax years covering 1993 through 1998.

During 2004, the Company reached a settlement with the Internal Revenue Service covering tax years 1982-1992.  As a result, the Company recognized a tax benefit of $37 million in 2004, which consisted of benefits of $32 million related to a formal concession concerning the taxation of certain intercompany royalties that could not legally be distributed to the parent entity and $9 million related to the income tax treatment of a patent infringement litigation settlement, and a $4 million charge related to other tax items.  The Company also reached a favorable resolution of interest calculations for these years, and recorded a benefit of  $8 million.  Finally, the Company recorded net charges of $13 million for adjustments for audit years 1993 and thereafter.  Net income from discontinued operations for 2004 was $475 million, which was net of a tax provision of $275 million.

The Company and its subsidiaries’ income tax returns are routinely examined by various authorities.  In management’s opinion, adequate provision for income taxes has been made for all open years in accordance with SFAS No. 5, “Accounting for Contingencies.”  A degree of judgment is required in determining our effective tax rate and in evaluating our tax position.  The Company establishes reserves when, despite significant support for the Company’s filing position, a belief exists that these positions may be challenged by the respective tax jurisdiction.  The reserves are adjusted upon the occurrence of external, identifiable events, including the settlement of the related tax audit year with the Internal Revenue Service.  A change in our tax reserves could have a significant impact on our effective tax rate and our operating results.

Intellectual Property Donation
During 2003, the Company recorded a tax benefit of $13 million related to the donation of intellectual property in the form of technology patents to a tax-qualified organization.

The significant components of deferred tax assets and liabilities were as follows:

(in millions)	2005	2004

Deferred tax assets
Pension and postretirement obligations	$1,132	$835
Restructuring programs	91	145
Foreign tax credit	447	189
Investment tax credits	148	148
Employee deferred compensation	105	214
Inventories	4	84
Tax loss carryforwards	220	234
Other	426	384

Total deferred tax assets	2,573	2,233

Deferred tax liabilities
Depreciation	534	584
Leasing	78	101
Other	119	298

Total deferred tax liabilities	731	983

Valuation allowance	1,406	284

Net deferred tax assets	$436	$966

Deferred tax assets (liabilities) are reported in the following components within the Consolidated Statement of Financial Position:

(in millions)	2005	2004

Deferred income taxes (current)	$100	$556
Other long-term assets	450	521
Accrued income taxes	(81)	(44)
Other long-term liabilities	(33)	(67)

Net deferred tax assets	$436	$966

At December 31, 2005, the Company had available net operating loss carryforwards both inside and outside of the U.S. of approximately $584 million for income tax purposes, of which approximately $373 million has an indefinite carryforward period.  The remaining $211 million expires between the years 2006 and 2025.  Utilization of these net operating losses may be subject to limitations in the event of significant changes in stock ownership of the Company.  The Company also has $447 million of unused foreign tax credits at December 31, 2005, with various expiration dates through 2015.

The valuation allowance as of December 31, 2005 of $1,406 million is attributable to $177 million of net foreign deferred tax assets, including certain net operating loss and capital loss carryforwards and  $1,229 million of U.S. net deferred tax assets, including current year losses and credits, which the Company is unable to benefit.  The valuation allowance as of December 31, 2004 of $284 million is attributable to certain net operating loss and capital loss carryforwards outside the U.S. and to other tax credits in the U.S.

The Company has recognized the balance of its deferred tax assets on the belief that it is more likely than not that they will be realized.  This belief is based on an assessment of all available evidence, including an evaluation of scheduled reversals of deferred tax assets and liabilities, estimates of projected future taxable income, carryback potential and tax planning strategies.

The Company has been utilizing net operating loss carryforwards to offset taxable income from its operations in China that have become profitable.  The Company has been granted a tax holiday in China that became effective when the net operating loss carryforwards were fully utilized during 2004.  The tax holiday thus became effective during 2004, and the Company’s tax rate in China was zero percent for 2004 and 2005.  For 2006, 2007 and 2008, the Company’s tax rate will be 7.5%, which is 50% of the normal 15% tax rate for the jurisdiction in which Kodak operates.  Thereafter, the Company’s tax rate will be 15%.

Retained earnings of subsidiary companies outside the U.S. were approximately $1,906 million and $2,265 million at December 31, 2005 and 2004, respectively.  Deferred taxes have not been provided on such undistributed earnings, as it is the Company’s policy to permanently reinvest its retained earnings, and it is not practicable to determine the deferred tax liability on such undistributed earnings in the event they were to be remitted.  However, the Company periodically repatriates a portion of these earnings to the extent that it can do so tax-free, or at minimal cost.

As discussed, the Jobs Creation Act was signed into law in October of 2004.  The Act creates a temporary incentive for U.S. multinationals to repatriate foreign subsidiary earnings by providing a 85% dividends received deduction for certain dividends from controlled foreign corporations.  The deduction is subject to a number of limitations and requirements, including adoption of a specific domestic reinvestment plan for the repatriated earnings.  The Company repatriated approximately $580 million in dividends subject to the 85% dividends received deduction.  Accordingly, the Company recorded a corresponding tax provision of $29 million with respect to such dividends during 2005.

NOTE 16:  RESTRUCTURING COSTS AND OTHER

The Company is currently undergoing the transformation from a traditional products and services company to a digital products and services company.  In connection with this transformation, the Company announced a cost reduction program in January 2004 that would extend through 2006 to achieve the appropriate business model and to significantly reduce its worldwide facilities footprint.  In July 2005, the Company announced an extension to this program into 2007 to accelerate its digital transformation, which included further cost reductions that will result in a business model consistent with what is necessary to compete profitably in digital markets.

In connection with its announcement relating to the extended “2004-2007 Restructuring Program,” the Company has provided estimates with respect to (1) the number of positions to be eliminated, (2) the facility square footage reduction, (3) the reduction in its traditional manufacturing infrastructure, and  (4) the total restructuring charges to be incurred.

The actual charges for initiatives under this program are recorded in the period in which the Company commits to formalized restructuring plans or executes the specific actions contemplated by the program and all criteria for restructuring charge recognition under the applicable accounting guidance have been met.

Restructuring Programs Summary

The activity in the accrued restructuring balances and the non-cash charges incurred in relation to all of the restructuring programs described below was as follows for fiscal 2005:

(in millions)	Balance Dec. 31, 2004	Charges	Reversals	Cash Payments	Non cash Settlements	Other Adjustments and Reclasses (1)	Balance Dec. 31, 2005

2004-2007 Restructuring Program:
Severance reserve	$267	$497	$(3)	$(377)	$—	$(113)	$271
Exit costs reserve	36	84	(6)	(95)	—	4	23

Total reserve	$303	$581	$(9)	$(472)	$—	$(109)	$294

Long-lived asset impairments and inventory write-downs	$—	$161	$—	$—	$(161)	$—	$—
Accelerated depreciation	—	391	—	—	(391)	—	—
Pre-2004 Restructuring Programs:
Severance reserve	$40	$—	$(3)	$(30)	$—	$(5)	$2
Exit costs reserve	12	—	(3)	(6)	—	10	13

Total reserve	$52	$—	$(6)	$(36)	$—	$5	$15

Total of all restructuring programs	$355	$1,133	$(15)	$(508)	$(552)	$(104)	$309

(1)

The total restructuring charges of $1,133 million include: (1) pension and other postretirement charges and credits for curtailments, settlements and special termination benefits, and (2) environmental remediation charges that resulted from the Company’s ongoing restructuring actions.  However, because the impact of these charges and credits relate to the accounting for pensions, other postretirement benefits, and environmental remediation costs, the related impacts on the Consolidated Statement of Financial Position are reflected in their respective components as opposed to within the accrued restructuring balances at December 31, 2005 or 2004.  Accordingly, the Other Adjustments and Reclasses column of the table above includes: (1) reclassifications to Other long-term assets and Pension and other postretirement liabilities for the position elimination-related impacts on the Company’s pension and other postretirement employee benefit plan arrangements, including net curtailment losses, settlement losses, and special termination benefits of $(98) million, and (2) reclassifications to Other long-term liabilities for the restructuring-related impacts on the Company’s environmental remediation liabilities of $(8) million.  Additionally, the Other Adjustments and Reclasses column of the table above includes: (1) adjustments to the restructuring reserves of $14 million related to the Creo purchase accounting impacts that were charged appropriately to Goodwill as opposed to Restructuring charges, (2) foreign currency translation adjustments of $(12) million, which are reflected in Accumulated other comprehensive loss in the Consolidated Statement of Financial Position, and (3) rebalancing reclassifications between the restructuring reserves, which net to zero on a consolidated basis.

The costs incurred, net of reversals, which total $1,118 million for the year ended December 31, 2005, include $391 million and $37 million of charges related to accelerated depreciation and inventory write-downs, respectively, which were reported in cost of goods sold in the accompanying Consolidated Statement of Operations for the year ended December 31, 2005.  The remaining costs incurred, net of reversals, of $690 million, were reported as restructuring costs and other in the accompanying Consolidated Statement of Operations for the year ended December 31, 2005.  The severance costs and exit costs require the outlay of cash, while long-lived asset impairments, accelerated depreciation and inventory write-downs represent non-cash items.

2004-2007 Restructuring Program

The Company announced on January 22, 2004 that it planned to develop and execute a comprehensive cost reduction program throughout the 2004 to 2006 timeframe.  The objective of these actions was to achieve a business model appropriate for the Company’s traditional businesses, and to sharpen the Company’s competitiveness in digital markets.

The Program was expected to result in total charges of $1.3 billion to $1.7 billion over the three-year period, of which $700 million to $900 million related to severance, with the remainder relating to the disposal of buildings and equipment.  Overall, Kodak’s worldwide facility square footage was expected to be reduced by approximately one-third.  Approximately 12,000 to 15,000 positions worldwide were expected to be eliminated through these actions primarily in global manufacturing, selected traditional businesses and corporate administration.

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

The Company implemented certain actions under this program during 2005.  As a result of these actions, the Company recorded charges of $742 million in 2005, which were composed of severance, long-lived asset impairments, exit costs and inventory write-downs of $497 million, $124 million, $84 million and $37 million, respectively.  The severance costs related to the elimination of approximately 8,125 positions, including approximately 1,000 photofinishing, 4,375 manufacturing, 575 research and development and 2,175 administrative positions.  The geographic composition of the positions to be eliminated includes approximately 4,150 in the United States and Canada and 3,975 throughout the rest of the world.  The reduction of the 8,125 positions and the $581 million charges for severance and exit costs are reflected in the 2004-2007 Restructuring Program table below.  The $124 million charge for long-lived asset impairments was included in restructuring costs and other in the accompanying Consolidated Statement of Operations for the year ended December 31, 2005.  The charges taken for inventory write-downs of $37 million were reported in cost of goods sold in the accompanying Consolidated Statement of Operations for the year ended December 31, 2005.

Under this Program, on a life-to-date basis as of December 31, 2005, the Company has recorded charges of $1,416 million, which were composed of severance, long-lived asset impairments, exit costs and inventory write-downs of $915 million, $262 million, $183 million and $56 million, respectively.  The severance costs related to the elimination of approximately 17,750 positions, including approximately 5,700 photofinishing, 7,950 manufacturing, 1,000 research and development and 3,100 administrative positions.

The following table summarizes the activity with respect to the charges recorded in connection with the focused cost reduction actions that the Company has committed to under the 2004-2007 Restructuring Program and the remaining balances in the related reserves at December 31, 2005:

(dollars in millions)	Number of Employees	Severance Reserve	Exit Costs Reserve	Total	Long-lived Asset Impairments and Inventory Write-downs	Accelerated Depreciation

2004 charges	9,625	$418	$99	$517	$157	$152
2004 reversals	—	(6)	(1)	(7)	—	—
2004 utilization	(5,175)	(169)	(47)	(216)	(157)	(152)
2004 other adj. & reclasses	—	24	(15)	9	—	—

Balance at 12/31/04	4,450	267	36	303	—	—
2005 charges	8,125	497	84	581	161	391
2005 reversals	—	(3)	(6)	(9)	—	—
2005 utilization	(10,225)	(377)	(95)	(472)	(161)	(391)
2005 other adj. & reclasses	—	(113)	4	(109)	—	—

Balance at 12/31/05	2,350	$271	$23	$294	$—	$—

The severance charges of $497 million and the exit costs of $84 million were reported in restructuring costs and other in the accompanying Consolidated Statement of Operations for the year ended December 31, 2005.  Included in the $497 million charge taken for severance costs was a net curtailment loss of $6 million.  This net curtailment loss is disclosed in Note 17, “Retirement Plans” and Note 18, “Other Postretirement Benefits.”  Included in the $84 million charge taken for exit costs was a $8 million charge for environmental remediation associated with the closures of the manufacturing facility in Coburg, Australia and Sao Jose dos Campos, Brazil.  The liability related to this charge is disclosed in Note 11, “Commitments and Contingencies” under “Environmental.”  During 2005, the Company made $377 million of severance payments and $95 million of exit cost payments related to the 2004-2007 Restructuring Program.  During 2005, the Company reversed $3 million of severance reserves, as severance payments were less than originally estimated.  In addition, the Company reversed $6 million of exit costs reserves during 2005, as the Company was able to settle lease and other exit cost obligations for amounts that were less than originally estimated.  These reserve reversals were included in restructuring costs and other in the accompanying Consolidated Statement of Operations for the year ended December 31, 2005.

The total severance charges of $497 million include pension and other postretirement charges and credits for curtailments, settlements and special termination benefits.  However, because the impact of these charges and credits relate to the accounting for pensions and other postretirement benefits, the related impacts on the Consolidated Statement of Financial Position are reflected in their respective components as opposed to within the accrued restructuring balances at December 31, 2005 or 2004.  Accordingly, other adjustments of $(113) million to the severance reserve in 2005 included reclassifications to Other long-term assets and Pension and other postretirement liabilities for the position elimination-related impacts on the Company’s pension and other postretirement employee benefit plan arrangements, including net curtailment losses, settlement losses, and special termination benefits of $(96) million, which are disclosed in Note 17 “Retirement Plans” and Note 18, “Other Postretirement Benefits”.  Additionally, the other adjustments of $(113) million to the severance reserve in 2005 include: (1) adjustments to the severance reserve of $7 million related to the Creo purchase accounting impacts that were charged appropriately to Goodwill as opposed to Restructuring charges, (2) foreign currency translation adjustments of $(12) million, and (3) rebalancing reclassifications to other restructuring reserves of ($12) million, which net to zero on a consolidated basis.

Other adjustments of $4 million to the exit cost reserve in 2005 included: (1) reclassifications to Other long-term liabilities for the restructuring-related impacts on the Company’s environmental remediation liabilities of $(8) million, which are disclosed in Note 11, “Commitments and Contingencies” under “Environmental”, (2) adjustments to the exit cost reserve of $7 million related to the Creo purchase accounting impacts that were charged appropriately to Goodwill as opposed to Restructuring charges, and (3) rebalancing reclassifications to other restructuring reserves of $5 million, which net to zero on a consolidated basis.

As a result of the initiatives already implemented under the 2004-2007 Restructuring Program, severance payments will be paid during periods through 2007 since, in many instances, the employees whose positions were eliminated can elect or are required to receive their payments over an extended period of time.  Most exit costs were paid during 2005.  However, certain costs, such as long-term lease payments, will be paid over periods after 2005.

As a result of initiatives implemented under the 2004-2007 Restructuring Program, the Company recorded $391 million of accelerated depreciation on long-lived assets in cost of goods sold in the accompanying Consolidated Statement of Operations for the year ended December 31, 2005.  The accelerated depreciation relates to long-lived assets accounted for under the held and used model of SFAS No. 144.  The year-to-date amount of $391 million relates to $37 million of photofinishing facilities and equipment, $349 million of manufacturing facilities and equipment, and $5 million of administrative facilities and equipment that will be used until their abandonment.  The Company will record approximately $200 million of additional accelerated depreciation in 2006 related to the initiatives implemented in 2005.  Additional amounts of accelerated depreciation may be recorded in 2006 and 2007 as the Company continues to execute its 2004-2007 Restructuring Program.

The charges of $1,133 million recorded in 2005, excluding reversals, included $222 million applicable to the D&FIS segment, $23 million applicable to the Health Group segment, and $30 million applicable to the Graphic Communications Group segment, and $3 million applicable to All Other.  The balance of $855 million was applicable to manufacturing, research and development, and administrative functions, which are shared across all segments.

Pre-2004 Restructuring Programs

At December 31, 2005, the Company had remaining severance and exit costs reserves of $2 million and $13 million, respectively, relating to restructuring plans committed to or executed prior to 2004.  During 2005, reversals of $3 million were made to reduce the severance reserve balance, as severance payments were less than originally estimated.  During 2005, reversals of $3 million were made to reduce the exit costs reserve balance, as the Company was able to settle lease and other exit cost obligations for amounts that were less than originally estimated.

The remaining severance payments relate to initiatives already implemented under the Pre-2004 Restructuring Programs and will be paid out during 2006 since, in many instances, the employees whose positions were eliminated can elect or are required to receive their severance payments over an extended period of time.  Most of the remaining exit costs reserves represent long-term lease payments, which will continue to be paid over periods throughout and after 2006.

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

On March 25, 1999, the Company amended this plan to include a separate cash balance formula for all U.S. employees hired after February 1999.  All U.S. employees hired prior to that date were granted the option to choose the KRIP plan or the Cash Balance Plus plan.  Written elections were made by employees in 1999, and were effective January 1, 2000.  The Cash Balance Plus plan credits employees’ accounts with an amount equal to 4% of their pay, plus interest based on the 30-year treasury bond rate.  In addition, for employees participating in this plan and the Company’s defined contribution plan, the Savings and Investment Plan (SIP), the Company will match SIP contributions for an amount up to 3% of pay, for employee contributions of up to 5% of pay.  Company contributions to SIP were $13 million, $15 million and $15 million for 2005, 2004 and 2003, respectively.  As a result of employee elections to the Cash Balance Plus plan, the reductions in future pension expense will be almost entirely offset by the cost of matching employee contributions to SIP.  The impact of the Cash Balance Plus plan is shown as a plan amendment.

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

The net pension amounts recognized on the Consolidated Statement of Financial Position at December 31, 2005 and 2004 for all major funded and unfunded U.S. and Non-U.S. defined benefit plans are as follows:

	2005		2004

(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.

Change in Benefit Obligation
Projected benefit obligation at January 1	$6,475	$3,635	$6,588	$3,141
Acquisitions/divestitures	—	46	(291)	36
Service cost	116	40	119	38
Interest cost	346	165	381	169
Participant contributions	—	14	—	7
Plan amendment	—	(1)	—	—
Benefit payments	(740)	(226)	(707)	(204)
Actuarial loss	92	458	451	220
Curtailments	(85)	(21)	(66)	(9)
Settlements	—	(62)	—	(85)
Special termination benefits	—	101	—	52
Currency adjustments	—	(388)	—	270

Projected benefit obligation at December 31	$6,204	$3,761	$6,475	$3,635

Change in Plan Assets
Fair value of plan assets at January 1	$6,480	$2,858	$6,503	$2,432
Acquisitions/divestitures	14	36	(291)	1
Actual return on plan assets	814	427	945	302
Employer contributions	25	154	30	166
Participant contributions	—	14	—	7
Settlements	—	(60)	—	—
Benefit payments	(740)	(226)	(707)	(262)
Currency adjustments	—	(292)	—	212

Fair value of plan assets at December 31	$6,593	$2,911	$6,480	$2,858

Funded Status at December 31	$388	$(849)	$5	$(777)
Unrecognized:
Net transition obligation (asset)	—	9	—	(2)
Net actuarial loss	236	985	631	957
Prior service cost (gain)	4	43	5	91

Net amount recognized at December 31	$628	$188	$641	$269

Amounts recognized in the Consolidated Statement of Financial Position for all major funded and unfunded U.S. and Non-U.S. defined benefit plans are as follows:

	2005		2004

(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.

Prepaid pension cost	$790	$329	$803	$393
Accrued benefit liability	(162)	(141)	(162)	(124)
Additional minimum pension liability	(101)	(794)	(99)	(674)
Intangible asset	2	21	2	57
Accumulated other comprehensive income	99	773	97	617

Net amount recognized at December 31	$628	$188	$641	$269

The prepaid pension cost asset amounts for the U.S. and Non-U.S. at December 31, 2005 and 2004 are included in other long-term assets.  The accrued benefit liability and additional minimum pension liability amounts (net of the intangible asset amounts) for the U.S. and Non-U.S. at December 31, 2005 and 2004 are included in pension and other postretirement liabilities.  The accumulated other comprehensive income amounts for the U.S. and Non-U.S. at December 31, 2005 and 2004 are included as a component of shareholders’ equity, net of taxes.

The accumulated benefit obligations for all the major funded and unfunded U.S. and Non-U.S. defined benefit plans are as follows:

	2005		2004

(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.

Accumulated benefit obligation	$5,719	$3,567	$5,738	$3,327

Information with respect to the major funded and unfunded U.S. and Non-U.S. defined benefit plans with an accumulated benefit obligation in excess of plan assets is as follows:

	2005		2004

(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.

Projected benefit obligation	$422	$3,402	$374	$3,274
Accumulated benefit obligation	389	3,221	340	2,983
Fair value of plan assets	126	2,526	79	2,491

Pension expense (income) for all defined benefit plans included:

	2005		2004		2003

(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.

Service cost	$116	$40	$119	$38	$119	$38
Interest cost	346	165	381	169	410	148
Expected return on plan assets	(518)	(207)	(534)	(198)	(582)	(177)
Amortization of:
Transition obligation (asset)	—	(1)	—	(1)	2	(2)
Prior service cost	1	25	1	(17)	2	(30)
Actuarial loss	33	66	28	48	4	31

Pensions (income) expense before special termination benefits, curtailment losses and settlement losses	(22)	88	(5)	39	(45)	8
Special termination benefits	—	101	—	52	—	30
Curtailment losses	—	21	8	—	—	—
Settlement losses	54	11	—	—	—	2

Net pension (income) expense	32	221	3	91	(45)	40
Other plans including unfunded plans	—	20	—	7	—	17

Total net pension (income) expense	32	241	3	98	(45)	57
Net pension expense from discontinued operations	54	—	—	—	5	—

Net pension (income) expense from continuing operations	$(22)	$241	$3	$98	$(50)	$57

The special termination benefits of $101 million, $52 million and $30 million for the years ended December 31, 2005, 2004 and 2003, respectively, were incurred as a result of the Company’s restructuring actions and, therefore, have been included in restructuring costs and other in the Consolidated Statement of Operations for those respective periods.  In addition, curtailment and settlement charges totaling $21 million and $11 million for 2005, $8 million and $0 million for 2004 and $0 million and $2 million for 2003 were also incurred as a result of the Company’s restructuring actions and, therefore, have been included in restructuring costs and other in the Consolidated Statement of Operations for those respective periods.

In connection with the divestiture of RSS, the final asset transfer was completed in November 2005.  In connection with the final asset transfer, a one-time settlement charge of $54 million was recognized during the fourth quarter in discontinued operations.  See Note 22, “Discontinued Operations.”

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

The increase (decrease) in the additional minimum liability (net of the change in the intangible asset) included in other comprehensive income for the major funded and unfunded U.S. and Non-U.S. defined benefit plans is as follows:

	2005		2004

	U.S.	Non-U.S.	U.S.	Non-U.S.

Increase (decrease) in the additional minimum liability (net of the change in the intangible asset) included in other comprehensive income	$2	$154	$5	$56

The weighted-average assumptions used to determine the benefit obligation amounts as of the end of the year for all major funded and unfunded U.S. and Non-U.S. defined benefit plans were as follows:

	2005		2004

	U.S.	Non-U.S.	U.S.	Non-U.S.

Discount rate	5.51%	4.51%	5.75%	5.02%
Salary increase rate	4.58%	3.67%	4.25%	3.29%

The weighted-average assumptions used to determine net pension (income) expense for all the major funded and unfunded U.S. and Non-U.S. defined benefit plans were as follows:

	2005		2004

	U.S.	Non-U.S.	U.S.	Non-U.S.

Discount rate	5.57%	4.85%	5.95%	5.27%
Salary increase rate	4.33%	3.29%	4.25%	3.20%
Expected long-term rate of return on plan assets	9.00%	8.12%	9.00%	7.86%

Of the total plan assets attributable to the major U.S. defined benefit plans at December 31, 2005 and 2004, 98% and 98%, respectively, relate to the KRIP plan.  The expected long-term rate of return on plan assets assumption (EROA) is determined from the plan’s asset allocation using forward-looking assumptions in the context of historical returns, correlations and volatilities.  The investment strategy underlying the asset allocation is to manage the assets of the U.S. plans to provide for the long-term liabilities while maintaining sufficient liquidity to pay current benefits.  This is primarily achieved by holding equity-like investments while investing a portion of the assets in long duration bonds in order to provide for benefits included in the projected benefit obligation.  The Company undertakes an asset and liability modeling study once every three years or when there are material changes in the composition of the plan liability or capital markets.  The Company completed its most recent study in 2005, which supports the EROA of 9%.

The expected return on plan assets for the major non-U.S. pension plans range from 4.38% to 9.0% for 2005.  Every three years or when market conditions have changed materially, the Company will undertake new asset and liability modeling studies for each of its larger pension plans.  The asset allocations and expected return on plan assets are individually set to provide for benefits included in the projected benefit obligation within each country’s legal investment constraints.  The investment strategy is to manage the assets of the non-U.S. plans to provide for the long-term liabilities while maintaining sufficient liquidity to pay current benefits.  This is primarily achieved by holding equity-like investments while investing a portion of the assets in long duration bonds in order to partially match the long-term nature of the liabilities.

The Company’s weighted-average asset allocations for its major U.S. defined benefit pension plans at December 31, 2005 and 2004, by asset category, are as follows:

Asset Category	2005	2004	Target

Equity securities	42%	41%	32%-42%
Debt securities	31%	32%	29%-34%
Real estate	5%	7%	3%-13%
Other	22%	20%	19%-29%

Total	100%	100%

The Company’s weighted-average asset allocations for its major non-U.S. Defined Benefit Pension Plans at December 31, 2005 and 2004, by asset category are as follows:

Asset Category	2005	2004	Target

Equity securities	35%	39%	32%-42%
Debt securities	32%	33%	28%-34%
Real estate	7%	9%	3%-13%
Other	26%	19%	19%-29%

Total	100%	100%

The Other asset category in the tables above is primarily composed of private equity, venture capital, cash and other investments.

The Company expects to contribute approximately $22 million and $103 million in 2006 for U.S. and Non-U.S. defined benefit pension plans, respectively.

The following pension benefit payments, which reflect expected future service, are expected to be paid:

(in millions)	U.S.	Non-U.S.

2006	$465	$237
2007	462	218
2008	459	209
2009	460	203
2010	460	200
2011-2015	2,346	973

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

Changes in the Company’s benefit obligation and funded status for the U.S., United Kingdom and Canada other postretirement benefit plans are as follows:

(in millions)	2005	2004

Net benefit obligation at beginning of year	$3,270	$3,540
Acquisitions/divestitures	—	(33)
Service cost	14	15
Interest cost	170	189
Plan participants’ contributions	20	17
Plan amendments	—	(15)
Actuarial gain	(121)	(82)
Curtailments	(29)	(17)
Settlements	—	(99)
Benefit payments	(260)	(254)
Currency adjustments	(3)	9

Net benefit obligation at end of year	$3,061	$3,270

Funded status at end of year	$(3,061)	$(3,270)
Unamortized net actuarial loss	968	1,188
Unamortized prior service cost	(172)	(251)

Net amount recognized and recorded at end of year	$(2,265)	$(2,333)

Other postretirement benefit cost for the Company’s U.S., United Kingdom and Canada plans included:

(in millions)	2005	2004	2003

Components of net postretirement benefit cost
Service cost	$14	$15	$17
Interest cost	170	189	213
Amortization of:
Prior service cost	(52)	(59)	(61)
Actuarial loss	68	85	69

Other postretirement benefit cost before curtailment and settlement gains and losses	200	230	238
Curtailment (gains) losses	(28)	(63)	1
Settlement (gains) losses	—	(64)	—

Total net other postretirement benefit cost	$172	$103	$239
Net other postretirement benefit income from discontinued operations	—	—	(1)

Net other postretirement benefit cost from continuing operations	$172	$103	$238

During the quarter ended June 30, 2004, the Company adopted the provisions of FSP 106-2 with respect to its U.S. Other Postretirement Plan, which resulted in a remeasurement of the Plan’s accumulated projected benefit obligation (APBO) as of April 1, 2004.  This remeasurement takes into account the impact of the subsidy the Company will receive under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) and certain actuarial assumption changes including: (1) changes in participation rates, (2) a decrease in the Company’s Medicare plan premiums, and (3) a decrease in the discount rate from 6.00% to 5.75%.  The actuarially determined impact of the subsidy reduced the APBO by approximately $228 million.  The effect of the subsidy on the measurement of the net periodic other postretirement benefit cost in 2004 was to reduce the cost by approximately $52 million as follows:

	12 months ended December 31, 2004

(in millions)	Effect of Subsidy	Effect of Assumption Changes	Total

Service cost	$—	$1	$1
Interest cost	13	13	26
Amortization of actuarial gain	17	8	25

	$30	$22	$52

The effect of the subsidy will be included in the measurement of the net periodic other postretirement cost for all annual periods subsequent to 2004 as well.

The U.S. plan represents approximately 97% of the total other postretirement net benefit obligation as of both December 31, 2005 and 2004 and, therefore, the weighted-average assumptions used to compute the other postretirement benefit amounts approximate the U.S. assumptions.

The weighted-average assumptions used to determine the net benefit obligations were as follows:

	2005	2004

Discount rate	5.50%	5.75%
Salary increase rate	4.60%	4.25%

The weighted-average assumptions used to determine the net postretirement benefit cost were as follows:

	2005	2004

Discount rate	5.50%	6.00%
Salary increase rate	4.34%	4.25%

The weighted-average assumed healthcare cost trend rates used to compute the other postretirement amounts were as follows:

	2005	2004

Healthcare cost trend	10.00%	10.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2011	2010

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans.  A one-percentage point change in assumed healthcare cost trend rates would have the following effects:

	1% increase	1% decrease

Effect on total service and interest cost	$2	$(2)
Effect on postretirement benefit obligation	37	(32)

The Company expects to contribute $264 million to its other postretirement benefit plans in 2006.

The following other postretirement benefits, which reflect expected future service, are expected to be paid.

(in millions)		Medicare Part D (U.S.)

2006	$264	$(27)
2007	273	(30)
2008	280	(33)
2009	286	(35)
2010	285	(37)
2011-2015	1,340	(200)

NOTE 19:  ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The components of accumulated other comprehensive (loss) income, net of tax, at December 31, 2005, 2004 and 2003 were as follows:

(in millions)	2005	2004	2003

Accumulated unrealized holding (losses) gains related to available-for-sale securities	$(8)	$—	$11
Accumulated unrealized gains (losses) related to hedging activity	4	(2)	(15)
Accumulated translation adjustments	109	328	100
Accumulated minimum pension liability adjustments	(572)	(416)	(334)

Total	$(467)	$(90)	$(238)

NOTE 20:  STOCK OPTION AND COMPENSATION PLANS

The Company’s stock incentive plans consist of the 2005 Omnibus Long-Term Compensation Plan (the 2005 Plan), the 2000 Omnibus Long-Term Compensation Plan (the 2000 Plan), and the 1995 Omnibus Long-Term Compensation Plan (the 1995 Plan).  The Plans are administered by the Executive Compensation and Development Committee of the Board of Directors.

Under the 2005 Plan, 11 million shares of the Company’s common stock may be granted to employees between January 1, 2005 and December 31, 2014.  This share reserve may be increased by: shares that are forfeited pursuant to awards made under the 1995 and 2000 Plans; shares retained for payment of tax withholding; shares issued in connection with reinvestments of dividends and dividend equivalents; shares delivered for payment or satisfaction of tax withholding; shares reacquired on the open market using option exercise price cash proceeds; and awards that otherwise do not result in the issuance of shares.  The 2005 Plan is substantially similar to and is intended to replace the 2000 Plan, which expired on January 18, 2005.  Stock options are generally non-qualified and are issued at prices not less than 100% of the per share fair market value on the date of grant.  Options granted under the 2005 Plan generally expire seven years from the date of grant, but may be forfeited or canceled earlier if the optionee’s employment terminates prior to the end of the contractual term.  The 2005 Plan also provides for Stock Appreciation Rights (SARs) to be granted, either in tandem with options or freestanding.  SARs allow optionees to receive payment equal to the increase in the Company’s stock market price from the grant date to the exercise date.  At December 31, 2005, no freestanding SARs were outstanding under the 2005 Plan.

Under the 2000 Plan, 22 million shares of the Company’s common stock were eligible for grant to a variety of employees between January 1, 2000 and December 31, 2004.  The 2000 Plan is substantially similar to, and was intended to replace, the 1995 Plan, which expired on December 31, 1999.  Stock options are generally non-qualified and are at prices not less than 100% of the per share fair market value on the date of grant, and the options generally expire ten years from the date of grant, but may expire sooner if the optionee’s employment terminates.  The 2000 Plan also provides for SARs to be granted, either in tandem with options or freestanding.  At December 31, 2005, 47,138 freestanding SARs were outstanding under the 2000 Plan at option prices ranging from $23.25 to $62.44.  Compensation expense recognized in 2005 on those freestanding SARs, the majority of which had option prices less than the market value of the Company’s underlying common stock, was not material.

Under the 1995 Plan, 22 million shares of the Company’s common stock were eligible for grant to a variety of employees between February 1, 1995 and December 31, 1999.  Stock options are generally non-qualified and are at prices not less than 100% of the per share fair market value on the date of grant, and the options generally expire ten years from the date of grant, but may expire sooner if the optionee’s employment terminates.  The 1995 Plan also provides for SARs to be granted, either in tandem with options or freestanding.  At December 31, 2005, 249,665 freestanding SARs were outstanding under the 1995 Plan at option prices ranging from $31.30 to $90.63.

In addition, the 2005 Plan, the 2000 Plan, and the 1995 Plan provide for, but are not limited to, grants of unvested stock and performance awards.  Compensation expense recognized in 2005 for these awards, based on their fair value, was not material.

Further information relating to options is as follows:

	Shares Under Option	Range of Price Per Share	Weighted- Average Exercise Price Per Share

Outstanding on December 31, 2002	42,277	$25.92 - $92.31	$48.52
Granted	1,595	$22.58 - $38.85	$28.45
Exercised	392	$29.31 - $32.50	$31.28
Terminated, Canceled or Surrendered	3,931	$26.82 - $86.94	$44.49

Outstanding on December 31, 2003	39,549	$22.58 - $92.31	$48.30
Granted	800	$24.92 - $33.32	$30.18
Exercised	157	$22.58 - $31.30	$30.84
Terminated, Canceled or Surrendered	2,982	$22.58 - $75.66	$41.70

Outstanding on December 31, 2004	37,210	$22.58 - $92.31	$48.51
Granted	1,852	$22.03 - $31.57	$25.89
Exercised	389	$22.58 - $31.88	$30.68
Terminated, Canceled or Surrendered	2,630	$23.25 - $83.19	$48.53

Outstanding on December 31, 2005	36,043

Exercisable on December 31, 2003	32,593	$22.58 - $92.31	$51.30
Exercisable on December 31, 2004	33,196	$22.58 - $92.31	$50.32
Exercisable on December 31, 2005	32,330	$22.58 - $92.31	$49.69

The table above excludes approximately 68 (in thousands) options granted by the Company in 2001 at an exercise price of $.05-$21.91 as part of an acquisition.  At December 31, 2005, approximately 8 (in thousands) stock options were outstanding in relation to this acquisition.

The following table summarizes information about stock options at December 31, 2005:

(Number of options in thousands)		Options Outstanding			Options Exercisable

Range of Exercise Prices		Options	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
At Least	Less Than

$20 - $30		3,410	5.90	$ 26.29	1,244	$ 27.26
$30 - $40		17,371	4.73	$ 32.45	15,858	$ 32.45
$40 - $50		583	5.08	$ 41.71	567	$ 41.70
$50 - $60		1,717	4.11	$ 54.75	1,711	$ 54.75
$60 - $70		5,983	2.53	$ 65.44	5,971	$ 65.44
$70 - $80		4,650	1.04	$ 73.26	4,650	$ 73.26
Over $80		2,329	1.17	$ 89.94	2,329	$ 89.94

		36,043			32,330

The weighted-average remaining contractual term and aggregate intrinsic value of all options outstanding at December 31, 2005 was 3.75 years and negative $869,962 thousand, respectively.  The weighted-average remaining contractual term and aggregate intrinsic value of all options exercisable at December 31, 2005 was 3.49 and negative $850,122 thousand, respectively.  The negative aggregate intrinsic value of all options outstanding and exercisable, respectively, reflects the fact that the market price of the Company’s common stock as of December 31, 2005 was below the weighted-average exercise price of options.  The total intrinsic value of options exercised during years ended December 31, 2005, 2004 and 2003 was (in thousands) $1,238, $417, and $3,153, respectively.

As of December 31, 2005, there was $8.7 million of total unrecognized compensation cost related to unvested options.  The cost is expected to be recognized over a weighted-average period of 2.14 years.

The total fair value of shares vested during the years ended December 31, 2005, 2004 and 2003 was $16 million, $15 million and $20 million, respectively.

Cash received for option exercises for the years ended December 31, 2005, 2004 and 2003 was $12 million, $5 million and $12 million, respectively.  The actual tax benefit realized for the tax deductions from option exercises was not material for 2005, 2004 or 2003.

NOTE 21:  ACQUISITIONS

2005

Creo Inc.
 On June 15, 2005, the Company completed the acquisition of Creo Inc. (Creo), a premier supplier of prepress and workflow systems used by commercial printers around the world.  The acquisition of Creo uniquely positions the Company to be the preferred partner for its customers, helping them improve efficiency, expand their offerings and grow their businesses.  The Company paid $954 million (excluding approximately $13 million in transaction related costs), or $16.50 per share, for all of the outstanding shares of Creo.  The Company used its bank lines to initially fund the acquisition, which has been refinanced through the Company’s Secured Credit Facilities.  Creo’s extensive solutions portfolio is now part of the Company’s Graphic Communications Group segment.

The following represents the total purchase price of the acquisition (in millions):

Cash paid at closing	$954
Estimated transaction costs	13

Total purchase price	$967

Upon closing of an acquisition, the Company estimates the fair values of assets and liabilities acquired in order to consolidate the acquired balance sheet.  Given the time it takes to obtain pertinent information to finalize the acquired balance sheet, it is not uncommon for initial estimates to be revised in subsequent quarters.  The Company is currently in the process of finalizing the purchase price allocation with respect to the acquisition of Creo and must complete (1) the final review of the independent third party valuation prepared, and (2) the allocation of the purchase price to the proper tax jurisdictions, which will allow the Company to complete the final valuation of the deferred tax liability associated with the acquisition.  The purchase price allocation, including the allocation to the proper tax jurisdictions, will be completed in the second quarter of 2006.  A preliminary estimate of the deferred tax liability has been calculated and is included in the preliminary purchase price allocation, which is as follows:

At June 15, 2005 – (in millions):

Current assets	$358
Intangible assets (including in-process R&D)	292
Other non-current assets (including PP&E)	191
Goodwill	462

Total assets acquired	$1,303

Current liabilities	$249
Non-current liabilities	87

Total liabilities assumed	$336

Net assets acquired	$967

Of the $292 million of acquired intangible assets, approximately $36 million was assigned to in-process research and development assets that were written off at the date of acquisition.  Approximately $48 million was assigned to in-process research and development assets during the second quarter of 2005, which was offset by a $12 million adjustment during the third quarter of 2005 due to a change in the third party valuation.  These amounts were determined by identifying research and development projects that had not yet reached technological feasibility and for which no alternative future use existed.  The value of the projects identified to be in progress was determined by estimating the future cash flows from the projects once commercialized, less costs to complete development and discounting these net cash flows back to their present value.  The discount rate used for these research and development projects was 23%.  The charges for the write-off were included as research and development costs in the Company’s Consolidated Statement of Operations for the year ended December 31, 2005.

The remaining $256 million of intangible assets, which relate to developed technology, trademarks and customer relationships, have useful lives ranging from six to eight years.  The $462 million of goodwill is assigned to the Company’s Graphic Communications Group segment.  Because the final purchase price allocation has not been completed, the deductibility for tax purposes of the goodwill balance, or any portion of the goodwill balance, has not been determined.

As of the acquisition date, management began to assess and formulate restructuring plans at Creo.  As of December 31, 2005, management has completed its assessment and approved actions on some of the plans.  Accordingly, the Company recorded a related liability of approximately $27 million.  This liability is included in the current liabilities amount reported above and represents restructuring charges related to Creo and net assets acquired.  As of December 31, 2005, management had not approved all plans and actions to be taken and, therefore, the Company was not committed to specific actions.  Accordingly, the amount related to future actions is not estimable and has not been recorded.  However, once management approves and commits the Company to the plans, the accounting for the restructuring charges will be reflected in the purchase accounting as an increase to goodwill to the extent the actions relate to Creo and the net assets acquired.  Refer to Note 16, “Restructuring Costs and Other,” for further discussion of these restructuring charges.

Kodak Polychrome Graphics

On April 1, 2005, the Company completed its acquisition of Kodak Polychrome Graphics (KPG) through the redemption of Sun Chemical Corporation’s 50 percent interest in the joint venture.  The transaction further established the Company as a leader in the graphic communications industry and will complement the Company’s existing business in this market.  Under the terms of the transaction, the Company redeemed all of Sun Chemical Corporation’s shares in KPG by providing $317 million in cash (excluding $7 million in transaction costs) at closing and by entering into two notes payable arrangements, one that will be payable within the U.S. (the U.S. note) and one that will be payable outside of the U.S. (the non-U.S. note), that will require principal and interest payments of $200 million in the third quarter of 2006, and $50 million annually from 2008 through 2013.  The total payments due under the U.S note and the non-U.S. note are $100 million and $400 million, respectively.  The aggregate fair value of these note payable arrangements of approximately $395 million was recorded in the Company’s Consolidated Statement of Financial Position as of the acquisition date and was presented as a non-cash investing activity in the Consolidated Statement of Cash Flows.  KPG now operates within the Company’s Graphic Communications Group segment.

The following represents the total purchase price of the acquisition (in millions):

Cash paid at closing	$317
Estimated transaction costs	7
Notes payable	395

Total purchase price	$719

Upon closing of an acquisition, the Company estimates the fair values of assets and liabilities acquired in order to consolidate the acquired balance sheet.  Given the time it takes to obtain pertinent information to finalize the acquired balance sheet, it is not uncommon for initial estimates to be revised in subsequent quarters.  The Company is currently in the process of finalizing the purchase price allocation with respect to the acquisition of KPG and must complete (1) the final review of the independent third party valuation prepared, and (2) the allocation of the purchase price to the proper tax jurisdictions, which will allow the Company to complete the final valuation of the deferred tax liability associated with the acquisition.  The purchase price allocation, including the allocation to the proper tax jurisdictions, will be completed in the first quarter of 2006.  A preliminary estimate of the deferred tax liability has been calculated and is included in the preliminary purchase price allocation, which is as follows:

At April 1, 2005 – (in millions):

Current assets	$485
Intangible assets (including in-process R&D)	159
Other non-current assets (including PP&E)	189
Goodwill	218

Total assets acquired	$1,051

Current liabilities	$260
Non-current liabilities	72

Total liabilities assumed	$332

Net assets acquired	$719

Of the $159 million of acquired intangible assets, approximately $16 million was assigned to research and development assets that were written off at the date of acquisition.  This amount was determined by identifying research and development projects that had not yet reached technological feasibility and for which no alternative future uses exist.  The value of the projects identified to be in progress was determined by estimating the future cash flows from the projects once commercialized, less costs to complete development and discounting these net cash flows back to their present value.  The discount rate used for these research and development projects was 22%.  The charges for the write-off were included as research and development costs in the Company’s Consolidated Statement of Operations for the year ended December 31, 2005.

The remaining $143 million of intangible assets, which relate to developed technology, trademarks and customer relationships, have useful lives ranging from three to sixteen years.  The $218 million of goodwill is assigned to the Company’s Graphic Communications Group segment.  Because the final purchase price allocation has not been completed, the deductibility for tax purposes of the goodwill balance, or any portion of the goodwill balance, has not been determined.

As of the acquisition date, management began to assess and formulate restructuring plans at KPG.  As of December 31, 2005, management has completed its assessment and approved actions on some of the plans.  Accordingly, the Company recorded a related liability of approximately $5 million on those approved actions.  This liability is included in the current liabilities amount reported above and represents restructuring charges related to the net assets acquired.  To the extent such actions related to the Company’s historical ownership in the KPG joint venture, the restructuring charges will be reflected in the Company’s Consolidated Statement of Operations.  As of December 31, 2005, management had not approved all plans and actions to be taken and, therefore, the Company was not committed to specific actions.  Accordingly, the amount related to future actions is not estimable and has not been recorded.  However, once management approves and commits the Company to the plans, the accounting for the restructuring charges will be reflected in the purchase accounting as an increase to goodwill to the extent the actions relate to the net assets acquired.  Refer to Note 16, “Restructuring Costs and Other,” for further discussion of these restructuring charges.

The unaudited pro forma combined historical results, as if KPG had been acquired at the beginning of 2005 and 2004, respectively, are estimated to be:

(in millions, except per share data)	2005	2004

Net sales	$14,707	$15,232
(Loss) earnings from continuing operations	$(1,428)	$104
Basic net (loss) earnings per share from continuing operations	$(4.96)	$.36
Diluted net (loss) earnings per share from continuing operations	$(4.96)	$.36
Number of common shares used in:
Basic net (loss) earnings per share	287.9	286.6
Diluted net (loss) earnings per share	287.9	286.8

The pro forma results include amortization of the intangible assets presented above, depreciation related to the fixed asset step-up, and the interest expense related to acquisition-related debt, and exclude the write-off of research and development assets that were acquired.

Pro-forma Financial Information
The following unaudited pro forma financial information presents the combined results of operations of the Company and the Company’s significant acquisitions since January 1, 2004, NexPress, KPG and Creo, as if the acquisitions had occurred as of the beginning of the periods presented.  The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of the Company that would have been reported had the acquisitions been completed as of the beginning of the periods presented, and should not be taken as representative of the future consolidated results of operations or financial condition of the Company.  Pro forma results were as follows for the years ended December 31, 2005 and 2004:

(in millions, except per share data)	2005	2004

Net sales	$14,992	$15,987
(Loss) earnings from continuing operations	$(1,475)	$29
Basic net (loss) earnings per share from continuing operations	$(5.12)	$.10
Diluted net (loss) earnings per share from continuing operations	$(5.12)	$.10
Number of common shares used in:
Basic net (loss) earnings per share	287.9	286.6
Diluted net (loss) earnings per share	287.9	286.8

The pro forma results include amortization of the intangible assets presented above, depreciation related to the fixed asset step-up, and the interest expense related to acquisition-related debt, and exclude the write-off of research and development assets that were acquired.

2004

NexPress-Related Entities
 On May 1, 2004, the Company completed the purchase of Heidelberger Druckmaschinen AG’s (Heidelberg) 50 percent interest in NexPress Solutions LLC, a 50/50 joint venture of Kodak and Heidelberg that makes high-end, on-demand digital color printing systems, and the equity of Heidelberg Digital LLC, a leading maker of digital black-and-white variable-data printing systems.  Kodak also announced the acquisition of NexPress GmbH, a German subsidiary of Heidelberg that provides engineering and development support, and certain inventory, assets and employees of Heidelberg’s regional operations or market centers.  There was no cash consideration paid to Heidelberg at closing.  Under the terms of the acquisition, Kodak and Heidelberg agreed to use a performance-based earn-out formula whereby Kodak will make periodic payments to Heidelberg over a two-year period, if certain sales goals are met.  If all sales goals are met during the two calendar years ended December 31, 2005, the Company will pay a maximum of $150 million in cash.  None of these sales goals were met during the two calendar years ended December 31, 2005 and therefore, no amounts were paid.  Additional payments may also be made relating to the incremental sales of certain products in excess of a stated minimum number of units sold during a five-year period following the closing of the transaction.  This acquisition advances the Company’s strategy of diversifying its business portfolio, and accelerates its participation in the digital commercial printing industry.

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

As of the acquisition date, management began to assess and formulate plans to restructure the NexPress-related entities.  As of December 31, 2005, management had completed its assessment and approved actions on the plans.  Accordingly, as of December 31, 2005, the related liability was $6 million.  This liability is included in the current liabilities amount reported above and represents restructuring charges related to the entities and net assets acquired.  To the extent such actions related to the Company’s historical ownership in the NexPress Solutions LLC joint venture, the restructuring charges will be reflected in the Company’s Consolidated Statement of Operations.  This amount was $1 million as of December 31, 2005.

China Lucky Film Co. Ltd.
On October 22, 2003, the Company announced that it signed a twenty-year agreement with China Lucky Film Corp.  On February 10, 2004, the Chinese government approved the Company’s acquisition of 20 percent of Lucky Film Co. Ltd. (Lucky Film), the largest maker of photographic film in China, in exchange for total consideration of approximately $174 million.  The total consideration of $174 million was composed of $90 million in cash, $47 million in additional net cash to build and upgrade manufacturing assets, $30 million of contributed assets consisting of a building and equipment, and $7 million for technical support and training that the Company will provide to Lucky Film.  Under the twenty-year agreement, Lucky Film will pay Kodak a royalty fee for the use of certain of the Company’s technologies as well as dividends on the Lucky Film shares that Kodak will acquire.  In addition, Kodak has obtained a twenty-year manufacturing exclusivity arrangement with Lucky Film as well as access to Lucky Film’s distribution network.

As the total consideration of $174 million will be paid through 2007, the amount was discounted to $171 million for purposes of the purchase price allocation.

The preliminary purchase price allocation is as follows:

(in millions)

Intangible assets	$145
Investment in Lucky Film	42
Deferred tax liability	(16)

$171

The acquired intangible assets consist of the manufacturing exclusivity agreement and the distribution rights agreement.  In accordance with the terms of the twenty-year agreement, the Company had acquired a 13 percent interest in Lucky Film as of March 31, 2004 and, therefore, $26 million of the $42 million of value allocated to the 20 percent interest was recorded as of March 31, 2004.  During 2005, the Company recorded an impairment charge of $19 million related to the investment in Lucky Film.  The impairment was recognized as a result of an other-than-temporary decline in the market value of Lucky Film’s stock.  As a result, the value allocated to the 20 percent interest in Lucky Film has been adjusted to $23 million and the corresponding value of the 13 percent interest has been adjusted to $14 million.  The Company will record the $9 million of value associated with the additional 7 percent interest in Lucky Film when it completes the acquisition of those shares in 2007.  The Company’s interest in Lucky Film is accounted for under the equity method of accounting, as the Company has the ability to exercise significant influence over Lucky Film’s operating and financial policies.

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

Of the $95 million of acquired intangible assets, $9 million was assigned to research and development assets that were written off at the date of acquisition.  This amount was determined by identifying research and development projects that had not yet reached technological feasibility and for which no alternative future uses exist.  The value of the projects identified to be in progress was determined by estimating the future cash flows from the projects once commercialized, less costs to complete development and discounting these net cash flows back to their present value.  The discount rate used for these three research and development projects was 17%.  The charges for the write-off were included as research and development costs in the Company’s Consolidated Statement of Operations for the year ended December 31, 2004.

The remaining $86 million of intangible assets, which relate to developed technology, customer relationships, and trade names, have useful lives ranging from two to fourteen years.  The $17 million of goodwill will be assigned to the Graphic Communications Group segment and is expected to be deductible for tax purposes.

2003

PracticeWorks, Inc.
On October 7, 2003, Kodak acquired all of the outstanding shares of PracticeWorks, Inc. (PracticeWorks), a leading provider of dental practice management software (DPMS) and digital radiographic imaging systems, for approximately $475 million in cash, inclusive of transaction costs.  Accordingly, Kodak also became the 100% owner of Paris-based subsidiary, Trophy Radiologie, S.A., a developer and manufacturer of dental digital radiography equipment, which PracticeWorks acquired in December 2002.  This acquisition will enable Kodak’s Health Group to offer its customers a full spectrum of dental imaging products and services from traditional film to digital radiography and photography.  Earnings from continuing operations for 2003 include the results of PracticeWorks from the date of acquisition.

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

Of the $179 million of acquired intangible assets, $10 million was assigned to research and development assets that were written off at the date of acquisition.  This amount was determined by identifying research and development projects that had not yet reached technological feasibility and for which no alternative future uses exist.  As of the acquisition date, there were two projects that met these criteria.  The value of the projects identified to be in progress was determined by estimating the future cash flows from the projects once commercialized, less costs to complete development, and discounting these net cash flows back to their present value.  The discount rate used for these projects was 14%.  The charges for the write-off were included as research and development costs in the Company’s Consolidated Statement of Operations for the year ended December 31, 2003.

The remaining $169 million of intangible assets have useful lives ranging from three to eighteen years.  The intangible assets that make up that amount include customer relationships of $123 million (eighteen-year weighted-average useful life), developed technology of $44 million (seven-year weighted-average useful life), and other assets of $2 million (three-year weighted-average useful life).  As the acquisition was effected through the Company’s purchase of PracticeWorks stock, the $350 million of goodwill is assigned to the Health Group segment and is not deductible for tax purposes.

NOTE 22:  DISCONTINUED OPERATIONS

The significant components of earnings from discontinued operations, net of income taxes, for 2005, 2004 and 2003 are as follows:

(dollar amounts in millions)	2005	2004	2003

Remote Sensing Systems earnings, net of tax	$—	$38	$39
(Loss) gain on sale of RSS, net of tax	(55)	439	—
Tax reserve reversals related to audit settlement for tax years 1993-1998	203	—	—
Tax reserve reversals related to repurchase of certain properties	—	—	15
All other items, net	2	(2)	10

Earnings from discontinued operations, net of income taxes	$150	$475	$64

2005

Earnings from discontinued operations for the year ended December 31, 2005 of approximately $150 million was due to the items discussed below.

During the fourth quarter of 2005, the Company was informed that the United States Congress Joint Committee on Taxation had approved, and the Internal Revenue Service had signed, a settlement between the Company and the Internal Revenue Service concerning the audit of the tax years 1993-1998.  As a result of the settlement, the Company was able to reverse certain tax accruals relating to the aforementioned years under audit.  The reversal of the tax accruals of approximately $203 million, which primarily relates to and which was established in 1994 in connection with the sale of Sterling Winthrop Inc., the Company’s pharmaceutical, consumer health, and household products businesses during that year, was recognized in earnings from discontinued operations for the year ended December 31, 2005.

On August 13, 2004 the Company completed the sale of the assets and business of the Remote Sensing Systems operation, including the stock of Kodak’s wholly owned subsidiary, Research Systems, Inc. (collectively known as RSS), to ITT Industries for $725 million in cash.  As a result of the sale of RSS, the Company transferred the related employees’ plan assets of the Company’s pension plan.  This transfer was subject to a true-up provision, which was completed in the fourth quarter of 2005 and resulted in a settlement loss of $54 million being recognized in earnings from discontinued operations for the year ended December 31, 2005.

The contract with ITT also included a provision under which Kodak could receive up to $35 million in cash (the “Cash Amount”) from ITT depending on the amount of pension plan assets that were ultimately transferred from Kodak’s defined benefit pension plan trust in the U.S. to ITT.  The total amount of assets that Kodak transferred to ITT was actuarially determined in accordance with the applicable sections under the Treasury Regulations and ERISA (the “Transferred Assets”).  The Cash Amount was equal to 50% of the amount by which the Transferred Assets exceed the maximum amount of assets that would be required to be transferred in accordance with the applicable U.S. Government Cost Accounting Standards (the “CAS Assets”), up to $35 million.  Based on preliminary actuarial valuations, the estimated Cash Amount was approximately $30 million.  Accordingly, the after-tax gain from the sale of RSS included an estimated pre-tax amount of $30 million, representing the Company’s estimate of the Cash Amount that would be received following the transfer of the pension plan assets to ITT.  This amount was recorded in assets of discontinued operations in the Company’s Consolidated Statement of Financial Position as of December 31, 2004.  The actual Cash Amount received during the fourth quarter of 2005 was approximately $29 million.  Accordingly, the difference in the estimated Cash Amount and the actual Cash Amount received of approximately $1 million was recorded in earnings from discontinued operations for the year ended December 31, 2005.

2004

On August 13, 2004, the Company completed the sale of the assets and business of the Remote Sensing Systems operation, including the stock of Kodak’s wholly owned subsidiary, Research Systems, Inc. (collectively known as RSS), to ITT Industries for $725 million in cash.  RSS, a leading provider of specialized imaging solutions to the aerospace and defense community, was part of the Company’s commercial and government systems’ operation within the Digital & Film Imaging Systems segment.  Its customers include NASA, other U.S. government agencies, and aerospace and defense companies.   The sale was completed on August 13, 2004.  RSS had net sales for the years ended December 31, 2004 and 2003 of approximately $312 million and $424 million, respectively.  RSS had earnings before taxes for the years ended December 31, 2004 and 2003 of approximately $44 million and $66 million, respectively.

The sale of RSS resulted in an after-tax gain of approximately $439 million.  The after-tax gain excluded the ultimate impact from the settlement loss that was incurred in connection with the Company’s pension plan of approximately $55 million, as this amount was not recognizable until the final transfer of plan assets occurred, which was in the fourth quarter of 2005.

The contract with ITT included a provision under which Kodak could receive up to $35 million in cash (the “Cash Amount”) from ITT depending on the amount of pension plan assets that were ultimately transferred from Kodak’s defined benefit pension plan trust in the U.S. to ITT.  The total amount of assets that Kodak transferred to ITT was actuarially determined in accordance with the applicable sections under the Treasury Regulations and ERISA (the “Transferred Assets”).  The Cash Amount was equal to 50% of the amount by which the Transferred Assets exceed the maximum amount of assets that would be required to be transferred in accordance with the applicable U.S. Government Cost Accounting Standards (the “CAS Assets”), up to $35 million.  Based on preliminary actuarial valuations, the estimated Cash Amount was approximately $30 million.  Accordingly, the after-tax gain from the sale of RSS included an estimated pre-tax amount of $30 million, representing the Company’s estimate of the Cash Amount that would be received following the transfer of the pension plan assets to ITT.  This amount was recorded in assets of discontinued operations in the Company’s Consolidated Statement of Financial Position as of December 31, 2004.

Earnings from discontinued operations for the years ended December 31, 2004 and 2003 of approximately $36 million (excluding the $439 million RSS after-tax gain) and $64 million, respectively, were net of provisions for income taxes of $6 million and  $10 million, respectively.

2003

During the three month period ended March 31, 2003, the Company repurchased certain properties that were initially sold in connection with the 1994 divestiture of Sterling Winthrop Inc., which represented a portion of the Company’s non-imaging health businesses.  The repurchase of these properties allows the Company to directly manage the environmental remediation that the Company is required to perform in connection with those properties, which will result in better overall cost control (see Note 11, “Commitments and Contingencies”).  In addition, the repurchase eliminated the uncertainty regarding the recoverability of tax benefits associated with the indemnification payments that were previously being made to the purchaser.  Accordingly, the Company reversed a tax reserve of approximately $15 million through earnings from discontinued operations in the accompanying Consolidated Statement of Operations for the twelve months ended December 31, 2003, which was previously established through discontinued operations.

During the three month period ended March 31, 2003, the Company received cash relating to the favorable outcome of litigation associated with the 1994 sale of Sterling Winthrop Inc.  The related gain of $19 million was recognized in loss from discontinued operations in the Consolidated Statement of Operations for the year ended December 31, 2002.  The cash receipt is reflected in the net cash provided by (used in) discontinued operations component in the accompanying Consolidated Statement of Cash Flows for the year ended December 31, 2003.

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

NOTE 23:  SEGMENT INFORMATION

Current Segment Reporting Structure

As of and for the year ended December 31, 2005, the Company had three reportable segments aligned based on aggregation of similar products and services: Digital & Film Imaging Systems (D&FIS); Health Group; and Graphic Communications Group.  The balance of the Company’s operations, which individually and in the aggregate do not meet the criteria of a reportable segment, are reported in All Other.  A description of the segments is as follows:

Digital & Film Imaging Systems Segment:  The D&FIS segment provides consumers, professionals and cinematographers with digital and traditional products and services.  D&FIS digital products and services include digital capture, kiosks, home printing systems, and digital imaging services.  D&FIS traditional products and services include consumer and professional film, photographic paper and photofinishing, aerial and industrial film, and entertainment products and services.

Health Group Segment:  The Health Group segment provides digital medical imaging and information products, and systems and solutions, which are key components of sales and earnings growth.  These include laser imagers, digital print films, computed and digital radiography systems, dental radiographic imaging systems, dental practice management software, advanced picture-archiving and communications systems (PACS), and healthcare information systems (HCIS).  Products of the Health Group segment also include traditional analog medical films, chemicals, and processing equipment.  Kodak’s history in traditional analog imaging has made it a leader in this area and has served as the foundation for building its important digital imaging business.  The Health Group segment serves the general radiology market and specialty health markets, including dental, mammography, orthopedics and oncology.  The segment also provides molecular imaging for the biotechnology research market.

Graphic Communications Group Segment:  The Graphic Communications Group segment is composed of the Company’s equity investments in KPG (Kodak’s 50/50 joint venture with Sun Chemical) prior to its acquisition in April 2005; the results of KPG subsequent to the acquisition in April 2005; the results of Creo Inc., a premier supplier of prepress and workflow systems used by commercial printers worldwide, which was acquired in June 2005; NexPress Solutions, Inc., a producer of digital color and black and white printing solutions, which was acquired in May 2004; the results of Scitex Digital Printing, a provider of continuous inkjet technology, which was acquired in January 2004 and has since been renamed Kodak Versamark; and the results of Encad, Inc., a maker of wide-format inkjet printers, inks and media.  Kodak’s Document Product and Services organization, which includes market-leading production and desktop document scanners, microfilm, worldwide service and support and business process services operations, is also part of this segment.

The Graphic Communications Group segment serves a variety of customers in the creative, in-plant, data center, commercial printing, packaging, newspaper and digital service bureau market segments with a range of software, media and hardware products that provide customers with a variety of solutions for prepress equipment, workflow software, digital and traditional printing, document scanning and multi-vendor IT services.

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

During the fourth quarter of 2005, the Company changed its methodology for allocating post employment benefit costs for retirees to the segments to which these costs are primarily attributable.  Prior period results have been adjusted to reflect this change in methodology.

This reallocation (decreased) increased segment earnings (losses) from continuing operations before interest, other income (charges) net, and income taxes as follows:

(in millions)	2004	2003

Digital & Film Imaging Systems	$(27)	$(30)
Health Group	17	21
Graphic Communications Group	1	4
All Other	9	5

Consolidated impact	$—	$—

The reallocation also had insignificant impacts on the line items comprising the consolidated and segment earnings (losses) from continuing operations before interest, other income (charges), net and income taxes, as amounts were reclassified between the (1) cost of goods sold, (2) selling, general and administrative expenses, and (3) research and development costs expense lines.

Segment financial information is shown below.  Prior period results have been restated to conform to the current period segment reporting structure.

(in millions)	2005	2004	2003

Net sales from continuing operations:
Digital & Film Imaging Systems	$8,460	$9,366	$9,415
Health Group	2,655	2,686	2,431
Graphic Communications Group	2,990	1,343	967
All Other	163	122	96

Consolidated total	$14,268	$13,517	$12,909

Earnings (losses) from continuing operations before interest, other income (charges), net, and income taxes:
Digital & Film Imaging Systems	$362	$598	$427
Health Group	354	452	497
Graphic Communications Group	1	(39)	82
All Other	(177)	(191)	(93)

Total of segments	540	820	913

Strategic asset impairments	—	—	(3)
Impairment of Burrell Companies’ net assets	—	—	(9)
Restructuring costs and other	(1,118)	(901)	(552)
Donation to technology enterprise	—	—	(8)
GE settlement	—	—	(12)
TouchPoint settlement	—	(6)	—
Patent infringement claim settlement	—	—	(14)
Prior year acquisition settlement	—	—	(14)
Legal settlements	(21)	—	(8)
Environmental reserve reversal	—	—	9

Consolidated total	$(599)	$(87)	$302

Net earnings (losses) from continuing operations:
Digital & Film Imaging Systems	$212	$520	$370
Health Group	196	366	415
Graphic Communications Group	(9)	(8)	35
All Other	(98)	(163)	(95)

Total of segments	301	715	725

Strategic asset and venture investment impairments	—	—	(7)
Impairment of Burrell Companies’ net assets	—	—	(9)
Lucky Film impairment	(19)	—	—
Restructuring costs and other	(1,118)	(901)	(552)
Asset impairment	(25)	—	—
Property sales	41	—	—
Donation to technology enterprise	—	—	(8)
GE settlement	—	—	(12)
TouchPoint settlement	—	(6)	—
Sun Microsystems settlement	—	92	—
Patent infringement claim settlement	—	—	(14)
Prior year acquisition settlement	—	—	(14)
Legal settlements	(21)	9	(8)
Environmental reserve reversal	—	—	9
Interest expense	(211)	(168)	(147)
Other corporate items	18	12	11
Tax on Infotonics contribution	(6)	—	—
Tax benefit - contribution of patents	—	—	13
Income tax effects on above items and taxes not allocated to segments	(415)	328	202

Consolidated total	$(1,455)	$81	$189

(in millions)	2005	2004	2003

Segment total assets:
Digital & Film Imaging Systems	$7,070	$8,458	$9,129
Health Group	2,404	2,647	2,598
Graphic Communications Group	3,543	1,638	1,011
All Other	139	98	12

Total of segments	13,156	12,841	12,750

LIFO inventory reserve	(291)	(330)	(368)
Cash and marketable securities	1,680	1,258	1,261
Deferred income tax assets	550	1,077	1,034
Assets of discontinued operations	—	30	137
Other corporate assets/(reserves)	(174)	(139)	32

Consolidated total assets	$14,921	$14,737	$14,846

Intangible asset amortization expense from continuing operations:
Digital & Film Imaging Systems	$36	$31	$17
Health Group	25	24	11
Graphic Communications Group	57	12	—
All Other	3	—	—

Consolidated total	$121	$67	$28

Depreciation expense from continuing operations:
Digital & Film Imaging Systems	$872	$698	$656
Health Group	180	149	108
Graphic Communications Group	209	104	65
All Other	20	13	10

Consolidated total	$1,281	$964	$839

Capital additions from continuing operations:
Digital & Film Imaging Systems	$250	$307	$377
Health Group	58	75	81
Graphic Communications Group	122	50	33
All Other	42	28	6

Consolidated total	$472	$460	$497

(in millions)	2005	2004	2003

Net sales to external customers attributed to (1):
The United States	$6,156	$5,756	$5,450

Europe, Middle East and Africa	$4,148	$3,926	$3,794
Asia Pacific	2,554	2,482	2,347
Canada and Latin America	1,410	1,353	1,318

Foreign countries total	$8,112	$7,761	$7,459

Consolidated total	$14,268	$13,517	$12,909

(1) Sales are reported in the geographic area in which they originate.

Property, plant and equipment, net located in:
The United States	$2,343	$2,838	$3,175

Europe, Middle East and Africa	$564	$641	$733
Asia Pacific	685	822	920
Canada and Latin America	186	211	223

Foreign countries total	$1,435	$1,674	$1,876

Consolidated total	$3,778	$4,512	$5,051

New Kodak Operating Model and Change in Reporting Structure

As of and for the year ended December 31, 2005, the Company reported financial information for three reportable segments (Digital & Film Imaging Systems, Health Group, and Graphic Communications Group) and All Other.  However, in September of 2005, the Company announced the realignment of its operations to accelerate growth in the commercial, consumer and health markets.  The move is designed to enhance the Company’s operational performance and to accelerate profitable growth.  In connection with the realignment, the Company’s new reporting structure will be implemented beginning in the first quarter of 2006 as outlined below:

Consumer Digital Imaging Group Segment:  The Consumer Digital Imaging Group segment encompasses digital capture, kiosks, home printing systems, business development, inkjet systems, digital imaging services and imaging sensors.  This segment provides consumers, professionals and cinematographers with digital products and services.

Film and Photofinishing Systems Group Segment:  The Film and Photofinishing Systems Group segment encompasses consumer and professional film, photographic paper and photofinishing, aerial and industrial film, and entertainment products and services.  This segment provides consumers, professionals and cinematographers with traditional products and services.

Health Group Segment:  There are no changes to the Health Group segment.   The Health Group segment provides digital medical imaging and information products, and systems and solutions, which are key components of sales and earnings growth.  These include laser imagers, digital print films, computed and digital radiography systems, dental radiographic imaging systems, dental practice management software, advanced picture-archiving and communications systems (PACS), and healthcare information systems (HCIS).  Products of the Health Group segment also include traditional analog medical films, chemicals, and processing equipment.  Kodak’s history in traditional analog imaging has made it a leader in this area and has served as the foundation for building its important digital imaging business.  The Health Group segment serves the general radiology market and specialty health markets, including dental, mammography, orthopedics and oncology.  The segment also provides molecular imaging for the biotechnology research market.

Graphic Communications Group Segment:  As of January 1, 2006, the Graphic Communications Group segment consists of Kodak Polychrome Graphics LLC (KPG), a leader in the graphic communications industry; Creo Inc., a premier supplier of prepress and workflow systems used by commercial printers worldwide; NexPress Solutions, Inc., a producer of digital color and black and white printing solutions; Kodak Versamark, Inc., a provider of continuous inkjet technology; and Encad, Inc., a maker of wide-format inkjet printers, inks and media.  Kodak’s Document Products and Services organization, which includes market-leading production and desktop document scanners, microfilm, worldwide service and support and business process services operations, is also part of this segment.

All Other:  All Other is composed of Kodak’s display and components business for image sensors and other small, miscellaneous businesses.  Effective January 1, 2006, the development initiatives in consumer inkjet technologies will be reported within the Consumer Digital Imaging Group segment.

Additionally, effective January 1, 2006, the Company will change its cost allocation methodologies related to distribution costs, indirect selling, general and administrative expenses, and Corporate research and development costs.

NOTE 24:  QUARTERLY SALES AND EARNINGS DATA - UNAUDITED

(in millions, except per share data)	4th Qtr.		3rd Qtr.		2nd Qtr.		1st Qtr.

2005
Net sales from continuing operations	$4,197		$3,553		$3,686		$2,832
Gross profit from continuing operations (1)	971		926		1,055		699
Loss from continuing operations	(134	)(5)	(1,039	)(4)	(141	)(3)	(141	)(2)
Earnings from discontinued operations (11)	148		1		—		1
Cumulative effect of accounting change (13)	(57)		—		—		—
Net loss	(43)		(1,038)		(141)		(140)
Basic and diluted net (loss) earnings per share (12)
Continuing operations	(.47)		(3.62)		(.49)		(.49)
Discontinued operations	.52		.01		—		—
Cumulative effect of accounting change, net	(.20)		—		—		—
Total	(.15)		(3.61)		(.49)		(.49)
2004
Net sales from continuing operations	$3,759		$3,374		$3,464		$2,920
Gross profit from continuing operations (1)	975		1,071		1,092		797
(Loss) earnings from continuing operations	(58	)(10)	12	(8)	119	(7)	8	(6)
(Loss) earnings from discontinued operations (11)	(1)		446	(9)	17		13
Net (loss) earnings	(59)		458		136		21
Basic net (loss) earnings per share (12)
Continuing operations	(.20)		.04		.42		.03
Discontinued operations	—		1.56		.06		.04
Total	(.20)		1.60		.48		.07
Diluted net (loss) earnings per share (12)
Continuing operations	(.20)		.04		.40		.03
Discontinued operations	—		1.56		.06		.04
Total	(.20)		1.60		.46		.07

(1)	Gross profit amounts have been adjusted to reflect reallocation of certain benefit costs. See Note 23, “Segment Information” for further information.

(2)	Includes $206 million ($91 million included in cost of goods sold and $115 million included in restructuring costs and other) of restructuring charges, which increased net loss by $149 million.

(3)

Includes $339 million ($86 million included in cost of goods sold and $253 million included in restructuring costs and other) of restructuring charges, which reduced net earnings by $240 million; $64 million of purchased R&D, which increased net loss by $39 million; $19 million of strategic asset impairment charges related to Lucky Film, which increased net loss by $19 million; and a $13 million gain on the sale of properties, which reduced net loss by $11 million.

(4)

Includes $278 million ($115 million included in cost of goods sold and $163 million included in restructuring costs and other) of restructuring charges, as well as the reversal of tax benefits recognized earlier in the year resulting from the valuation allowance on deferred tax assets in the U.S. established in the third quarter, which increased net loss by $363 million; $12 million of credits related to purchased R&D recorded in the second quarter, which reduced net loss by $2 million; $21 million of asset impairment charges, which increased net loss by $12 million; and a gain of $28 million related to a sale of property in the UK, which reduced net loss by $28 million.

(5)

Includes $295 million ($136 million included in cost of goods sold and $159 million included in restructuring costs and other) of restructuring charges, which increased net loss by $268 million; $4 million of asset impairment charges, which increased net loss by $4 million; and $21 million (included in SG&A) related to charges for unfavorable legal settlements, which increased net loss by $21 million.

(6)

Includes $78 million ($24 million included in cost of goods sold and $54 million included in restructuring costs and other) of restructuring charges, which reduced net earnings by $56 million; and $9 million of purchased R&D, which reduced net earnings by $6 million.

(7)	Includes $168 million ($34 million included in cost of goods sold and $134 million included in restructuring costs and other) of restructuring charges, which reduced net earnings by $107 million.

(8)

Includes $264 million ($37 million included in cost of goods sold and $227 million included in restructuring costs and other) of restructuring charges, which reduced net earnings by $202 million; and $6 million of purchased R&D, which reduced net earnings by $4 million.

(9)	Includes the gain on the sale of RSS to ITT.

(10)

Includes $391 million ($111 million included in cost of goods sold and $280 million included in restructuring costs and other) of restructuring and impairment charges, which increased net loss by $262 million; and $6 million (included in SG&A) related to a charge for a legal settlement, which increased net loss by $4 million.  Also includes the benefit of two favorable legal settlements of $101 million (included in other income (charges), net), which reduced net loss by $63 million.

(11)	Refer to Note 22, “Discontinued Operations” for a discussion regarding earnings (loss) from discontinued operations.

(12)

Each quarter is calculated as a discrete period and the sum of the four quarters may not equal the full year amount.  The Company’s diluted net (loss) earnings per share in the above table includes the effect of contingent convertible debt instruments, which had no material impact on the Company’s diluted earnings per share.

(13)	Refer to Note 1, “Significant Accounting Policies” for a discussion regarding a change in accounting principle relating to the adoption of FIN 47 during the fourth quarter of 2005.

Changes in Estimates Recorded During the Fourth Quarter December 31, 2005

During the fourth quarter ended December 31, 2005, the Company recorded approximately $25 million, net of tax, related to changes in estimate with respect to certain of its employee benefit and compensation accruals.  These changes in estimates negatively impacted the results for the fourth quarter by $.09 per share.

Eastman Kodak Company
SUMMARY OF OPERATING DATA (in millions, except per share data, shareholders, and employees)

	2005		2004	2003		2002	2001

Net sales from continuing operations	$14,268		$13,517	$12,909		$12,549	$12,976
(Loss) earnings from continuing operations before interest, other income (charges), net, and income taxes	(599)		(87)	302		1,168	319
(Loss) earnings from:
Continuing operations	(1,455	)(1)	81 (2)	189	(3)	761 (4)	61 (5)
Discontinued operations	150	(6)	475 (6)	64	(6)	9	15
Cumulative effect of accounting change	(57)		—	—		—	—
NET (LOSS) EARNINGS	(1,362)		556	253		770	76

EARNINGS AND DIVIDENDS
(Loss) earnings from continuing operations
-% of net sales from continuing operations	(10.2)%		0.6%	1.5%		6.1%	0.5%
Net (loss) earnings
-% return on average shareholders’ equity	(47.1)%		15.7%	8.4%		27.2%	2.4%
Basic and diluted (loss) earnings per share:
Continuing operations	(5.05)		.28	.66		2.61	.21
Discontinued operations	.52		1.66	.22		.03	.05
Cumulative effect of accounting change	(.20)		—	—		—	—
Total	(4.73)		1.94	.88		2.64	.26
Cash dividends declared and paid
- on common shares	144		143	330		525	643
- per common share	.50		.50	1.15		1.80	2.21
Common shares outstanding at year end	287.2		286.7	286.6		285.9	290.9
Shareholders at year end	75,619		80,426	85,712		89,988	91,893

STATEMENT OF FINANCIAL POSITION DATA
Working capital	292		658	197		(968)	(737)
Property, plant and equipment, net	3,778		4,512	5,051		5,378	5,618
Total assets	14,921		14,737	14,846		13,494	13,362
Short-term borrowings and current portion of long-term debt	819		469	946		1,442	1,534
Long-term debt, net of current portion	2,764		1,852	2,302		1,164	1,666
Total shareholders’ equity	1,967		3,820	3,245		2,777	2,894

SUPPLEMENTAL INFORMATION (all amounts are from continuing operations)
Net sales from continuing operations
- D&FIS	$8,460		$9,366	$9,415		$9,161	$9,565
- Health Group	2,655		2,686	2,431		2,274	2,262
- Graphic Communications Group	2,990		1,343	967		724	786
- All Other	163		122	96		390	363
Research and development costs	892		836	760		757	777
Depreciation	1,281		964	839		813	760
Taxes (excludes payroll, sales and excise taxes)	798		(100)	4		268	142
Wages, salaries and employee benefits	3,941		4,188	3,960		3,906	3,744
Employees at year end
- in the U.S.	25,500		29,200	33,800		37,900	40,900
- worldwide	51,100		54,800	62,300		68,900	74,000

(see footnotes on next page)

SUMMARY OF OPERATING DATA
Eastman Kodak Company

(footnotes for previous page)

(1)

Includes $1,118 million of restructuring charges; $52 million of purchased R&D; $44 million for charges related to asset impairments; $41 million of income related to the gain on the sale of properties in connection with restructuring actions; $21 million for unfavorable legal settlements and a $6 million tax charge related to a change in estimate with respect to a tax benefit recorded in connection with a land donation in a prior period.  These items increased net loss by $1,080 million.  Also included is a valuation allowance of $1,081 million recorded against the Company’s net deferred tax assets in the U.S.

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

(6)	Refer to Note 22, “Discontinued Operations” for a discussion regarding the earnings from discontinued operations.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  The Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the fiscal year covered by this Annual Report on Form 10-K.  As described below under “Management’s Report on Internal Control Over Financial Reporting,” the Company continues to report a material weakness in the internal control over financial reporting as of December 31, 2005.  The Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as a result of the reported material weakness.

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.  The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations.  Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment or breakdowns resulting from human failures.  Internal control over financial reporting also can be circumvented by collusion or improper management override.  Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.  However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.”  Management excluded Kodak Polychrome Graphics (KPG) and Creo Inc. from its assessment of internal control over financial reporting as of December 31, 2005 because they were acquired by the Company in purchase business combinations during 2005.  KPG and Creo Inc. are wholly owned subsidiaries of the Company that represent 9% and 8%, respectively, of consolidated total assets and 9% and 3%, respectively, of consolidated revenue as of and for the year ended December 31, 2005.

Based on management’s assessment using the COSO criteria, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2005 as a result of a material weakness in internal controls as described below.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

As of December 31, 2005, management has concluded that the controls surrounding the completeness and accuracy of the Company’s deferred income tax valuation allowance account were ineffective. Specifically, certain incorrect assumptions were made with respect to certain deferred income tax valuation allowance computations that were not detected in the related review and approval process.  This control deficiency resulted in audit adjustments to the 2005 consolidated financial statements. In addition, this control deficiency, if unremediated, could result in a misstatement of the deferred income tax valuation allowance account and the related provision for income taxes that would result in a material misstatement of the annual or interim financial statements that might not be prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness.

The Company’s independent registered public accounting firm has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, as stated in their report which appears on page 75 of this Form 10-K under the heading, Report of Independent Registered Public Accounting Firm.

Changes in Internal Control over Financial Reporting

As disclosed in the Company’s 2004 Annual Report on Form 10-K, and in its Quarterly Reports on Form 10-Q for each of the first three quarters of 2005, the Company reported material weaknesses in the Company’s internal controls surrounding the accounting for income taxes and in its internal controls surrounding the accounting for pension and other postretirement benefit plans.   In addition, in the Company’s Quarterly Report on Form 10-Q for the three and nine-month periods ended September 30, 2005, the Company also reported a material weakness in its internal controls surrounding the preparation and review of spreadsheets that include new or changed formulas.

As of December 31, 2005, the Company has remediated the previously reported material weaknesses in internal control over financial reporting related to the accounting for pension and other postretirement benefit plans and related to the preparation and review of spreadsheets that include new or changed formulas.  With the help of external advisors (other than the Company’s independent registered public accounting firm), the following remedial actions have been undertaken:

Accounting for Pension and Other Postretirement Benefit Plans

•

A root cause analysis was performed on all control deficiencies.  Using the results of this analysis, new processes and procedures, with appropriate controls, were developed, documented and implemented in the third quarter of 2005 and followed in the third and fourth quarters of 2005 for all of the relevant processes that are critical to the Company’s quarterly and annual reporting requirements, as well as the annual actuarial valuations for the Company’s pension and other postretirement benefit plans.

•

In the third quarter of 2005, the Company developed and rolled out clearly defined and enhanced roles and responsibilities across the Finance, Human Resource, Information Technology, and Global Shared Services functions for those individuals with responsibilities in this area.

•

The Company completed its implementation and roll-out of a global IT system which will enable the tracking of benefit arrangements, collection of census and funding data, assumption-setting and journal entries that are critical to the actuarial valuation and accounting for pension and other postretirement benefit plans.

•

The Company developed a detailed training protocol, which has been rolled out to the appropriate personnel in the respective functions.  Topics covered in the sessions include accounting for pension and other postretirement benefit plans, training on the newly developed processes, procedures, controls and the global IT system, and Sections 302 and 404 of the Sarbanes-Oxley Act of 2002.

•	Existing regional resources that have consistently demonstrated strong benefits valuation and reporting knowledge have been identified to provide first-level support to their regional colleagues.

•	In preparation for the upcoming annual actuarial valuations, an extensive review of census data quality was undertaken for all material pension and other postretirement benefit plans.

In the third and fourth quarters of 2005, the Company has undertaken and completed, as appropriate, its testing to validate compliance with the newly implemented policies, procedures and controls.  The Company has undertaken this testing over these two quarters so as to be able to demonstrate operating effectiveness over a period of time that is sufficient to support its conclusion.  In reviewing the results from this testing, Management has concluded that the internal controls over the accounting for pension and other postretirement benefit plans have been significantly improved and that the above referenced material weakness in internal controls over financial reporting has been remediated as of December 31, 2005.

Preparation and Review of Spreadsheets that Include New or Changed Formulas

•	With respect to the specific restructuring spreadsheet that produced the issue, the Company has enhanced the template by:
	-	“locking” cells containing predetermined formulas
	-	creating exception reporting for items such as individual severance amounts over predetermined dollar thresholds or termination dates that extend beyond a predetermined time horizon, and
	-	pre-formatting the spreadsheet to include ratios and analytics.

•	With respect to overall spreadsheet controls, the Corporate Controller has issued, on a Company-wide basis, a memo reinforcing the Company’s outlined and expected controls surrounding spreadsheets

In the fourth quarter of 2005, the Company has undertaken and completed, as appropriate, its testing to validate compliance with the newly implemented policies, procedures and controls.   The Company has undertaken this testing in order to demonstrate operating effectiveness over a period of time that is sufficient to support its conclusion.  In reviewing the results from this testing, management has concluded that the internal controls over the preparation and review of spreadsheets that include new or changed formulas has been significantly improved and that the above referenced material weakness in internal controls over financial reporting has been remediated as of December 31, 2005.

Remediation Efforts on the Internal Controls Surrounding the Accounting for Income Taxes

During the year ended December 31, 2005 the Company hasmade significant progress in executing the remediation plans that were established to address the material weakness in its internal controls surrounding the accounting for income taxes.  This resulted in material improvements in the Company’s internal control over financial reporting.  With the help of external advisors (other than the Company’s independent registered public accounting firm), the following remedial actions have been undertaken:

•	Effective July 11, 2005 and August 1, 2005, the Company hired a new Chief Tax Officer and Tax Accounting Controller, respectively.

•

A root cause analysis was performed on all control deficiencies.  Using the results of this analysis, new processes and procedures, with appropriate controls, were developed, documented and implemented in the third quarter of 2005 and followed in the third and fourth quarters of 2005 for the processes that are critical to the Company’s income tax provision calculations reflected in its periodic financial reporting.

•	In the third quarter of 2005, the Company developed and rolled out clearly defined and enhanced roles and responsibilities across the worldwide income tax organization.

•

A detailed, quarterly income tax reporting package, which collects tax-sensitive data and information at the jurisdictional level, was developed and rolled out in the third quarter of 2005.  This package was appropriately utilized in connection with the preparation of the year-end income tax provision and the income tax related balance sheet accounts.

•

In August and September 2005, the Company held training sessions for the worldwide income tax organization, as well as certain Controller’s personnel.  Topics covered in the sessions included accounting for income taxes, training on the newly developed processes, procedures, internals controls and the income tax reporting package, and Sections 302 and 404 of the Sarbanes-Oxley Act of 2002.

•

Management is utilizing personnel from a third-party professional services firm with expertise in accounting for income taxes to assist in the preparation and review of the Company’s income tax provision and the income tax related balance sheet accounts.

As demonstrated by the above, the Company has made significant progress in its efforts to remediate this material weakness during 2005.  This is further supported by the Company’s overall positive results from its 2005 internal control compliance testing required by the Sarbanes-Oxley Act of 2002, which was carried out by the Company in the third and fourth quarters of 2005. In making its determination as to the status of the remediation of this material weakness, the Company has considered all of the factors outlined above and has concluded that the internal controls surrounding the accounting for income taxes are effectively designed, however, as a result of the audit adjustments identified, the Company has not demonstrated operating effectiveness with respect to controls over the completeness and accuracy of its deferred income tax valuation allowance account.  Accordingly, as discussed in “Management’s Report on Internal Control Over Financial Reporting” above, the Company reported this as a material weakness as of December 31, 2005.

In order to remediate this deficiency in internal controls, the Company will continue its training and education efforts in this area so that operating effectiveness can be demonstrated over a period of time that is sufficient to support the conclusion that the material weakness has been remediated.  In addition, to further enhance the controls surrounding the accounting for income taxes, the Company continues to progress with the implementation of an IT solution to enable the collection, tracking and bookkeeping of detailed tax information on a global basis.  Further, the Company will continue its efforts with respect to 1) enhancing the overall design of the worldwide income tax organization, 2) further upgrading its tax personnel, and 3) developing an effective and efficient forecasting process for purposes of determining its effective tax rate.

Except as otherwise discussed above, there have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 regarding directors is incorporated by reference from the information under the caption “Board Structure and Corporate Governance - Board of Directors” in the Company’s Notice of 2006 Annual Meeting and Proxy Statement (the Proxy Statement), which will be filed within 120 days after December 31, 2005.  The information required by Item 10 regarding audit committee financial expert disclosure is incorporated by reference from the information under the caption “Board Structure and Corporate Governance - Audit Committee Financial Qualifications” in the Proxy Statement.  The information required by Item 10 regarding executive officers is contained in Part I under the caption “Executive Officers of the Registrant” on page 21.  The information required by Item 10 regarding the Company’s written code of ethics is incorporated by reference from the information under the captions “Board Structure and Corporate Governance - Corporate Governance Guidelines” and “Board Structure and Corporate Governance - Business Conduct Guide and Directors’ Code of Conduct in the Proxy Statement.”  The information required by Item 10 regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the information under the caption “Section 16(a) Beneficial Ownership Compliance” in the Proxy Statement.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Page No.

(a) 1. Consolidated financial statements:

Report of independent registered public accounting firm	75
Consolidated statement of operations	78
Consolidated statement of financial position	79
Consolidated statement of shareholders’ equity	80-82
Consolidated statement of cash flows	83-84
Notes to financial statements	85-153

2. Financial statement schedules:

II - Valuation and qualifying accounts	163

All other schedules have been omitted because they are not applicable or the information required is shown in the financial statements or notes thereto.

3. Additional data required to be furnished:

Exhibits required as part of this report are listed in the index appearing on pages 164 through 170.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTMAN KODAK COMPANY
(Registrant)

By:	By:
/s/ Antonio M. Perez		/s/ Robert H. Brust

Antonio M. Perez		Robert H. Brust
Chairman & Chief Executive Officer		Chief Financial Officer, and Executive Vice President

/s/ Richard G. Brown, Jr.

Richard G. Brown, Jr.
Chief Accounting Officer, and Corporate Controller

Date: March 2, 2006

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Richard S. Braddock	/s/ Debra L. Lee

Richard S. Braddock, Director	Debra L. Lee, Director

/s/ Martha Layne Collins	/s/ Delano E. Lewis

Martha Layne Collins, Director	Delano E. Lewis, Director

/s/ Timothy M. Donahue	/s/ Paul H. O’Neill

Timothy M. Donahue, Director	Paul H. O’Neill, Director

/s/ Michael Hawley	/s/ Antonio M. Perez

Michael Hawley, Director	Antonio M. Perez, Director

/s/ William H. Hernandez	/s/ Hector de J. Ruiz

William H. Hernandez, Director	Hector de J. Ruiz, Director

/s/ Durk I. Jager	/s/ Laura D’Andrea Tyson

Durk I. Jager, Director	Laura D’Andrea Tyson, Director

Date: March 2, 2006

Schedule II

Eastman Kodak Company
Valuation and Qualifying Accounts
(in millions)

	Balance at Beginning of Period	Charges to Earnings	Amounts Written Off	Balance at End of Period

Year ended December 31, 2005
Deducted in the Statement of Financial Position:
From Current Receivables:
Reserve for doubtful accounts	$92	$108	$76	$124
Reserve for loss on returns and allowances	35	28	25	38

TOTAL	$127	$136	$101	$162

From Long-Term Receivables and Other Noncurrent Assets:
Reserve for doubtful accounts	$19	$7	$17	$9

From Deferred Tax Assets:
Valuation allowance	$284	$1,147	$25	$1,406

Year ended December 31, 2004
Deducted in the Statement of Financial Position:
From Current Receivables:
Reserve for doubtful accounts	$76	$50	$34	$92
Reserve for loss on returns and allowances	36	16	17	35

TOTAL	$112	$66	$51	$127

From Long-Term Receivables and Other Noncurrent Assets:
Reserve for doubtful accounts	$16	$8	$5	$19

From Deferred Tax Assets:
Valuation Allowance	$287	$75	$78	$284

Year ended December 31, 2003
Deducted in the Statement of Financial Position:
From Current Receivables:
Reserve for doubtful accounts	$104	$28	$56	$76
Reserve for loss on returns and allowances	33	17	14	36

TOTAL	$137	$45	$70	$112

From Long-Term Receivables and Other Noncurrent Assets:
Reserve for doubtful accounts	$53	$4	$41	$16

From Deferred Tax Assets:
Valuation Allowance	$270	$42	$25	$287

Eastman Kodak Company
Index to Exhibits

Exhibit Number

(3)	A.	Certificate of Incorporation, as amended and restated May 11, 2005.
(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, Exhibit 3.)

	B.	By-laws, as amended and restated May 11, 2005.
(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, Exhibit 3.)

(4)	A.	Indenture dated as of January 1, 1988 between Eastman Kodak Company and The Bank of New York as Trustee.
(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 25, 1988, Exhibit 4.)

B.

First Supplemental Indenture dated as of September 6, 1991 and Second Supplemental Indenture dated as of September 20, 1991, each between Eastman Kodak Company and The Bank of New York as Trustee, supplementing the Indenture described in A.

(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Exhibit 4.)

	C	Third Supplemental Indenture dated as of January 26, 1993, between Eastman Kodak Company and The Bank of New York as Trustee, supplementing the Indenture described in A.
(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Exhibit 4.)

	D.	Fourth Supplemental Indenture dated as of March 1, 1993, between Eastman Kodak Company and The Bank of New York as Trustee, supplementing the Indenture described in A.
(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Exhibit 4.)

	H.	Form of the 7.25% Senior Notes due 2013.
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

(Incorporated by reference to the Eastman Kodak Company Current Report on Form 8-K, filed on October 24, 2005, Exhibit 4.1.)

	L.	Security Agreement, dated as of October 18, 2005, among Eastman Kodak Company, the subsidiary grantors identified therein and Citicorp USA, Inc., as agent, relating to the Secured Credit Agreement.
(Incorporated by reference to the Eastman Kodak Company Current Report on Form 8-K, filed on October 24, 2005, Exhibit 4.2.)

	M.	Canadian Security Agreement, dated as of October 18, 2005, among Kodak Graphic Communications Canada Company and Citicorp USA, Inc., as agent, relating to the Secured Credit Agreement.
(Incorporated by reference to the Eastman Kodak Company Current Report on Form 8-K, filed on October 24, 2005, Exhibit 4.3.)

Eastman Kodak Company and certain subsidiaries are parties to instruments defining the rights of holders of long-term debt that was not registered under the Securities Act of 1933.  Eastman Kodak Company has undertaken to furnish a copy of these instruments to the Securities and Exchange Commission upon request.

(10)	A.	Philip J. Faraci Agreement dated November 3, 2004.

	B.	Eastman Kodak Company Insurance Plan for Directors.
(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 29, 1985, Exhibit 10.)

	C.	Eastman Kodak Company Deferred Compensation Plan for Directors, as amended February 11, 2000.

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

Eastman Kodak Company
Index to Exhibits (continued)

Exhibit Number

F.	Eastman Kodak Company 2005 Omnibus Long-Term Compensation Plan, effective January 1, 2005.
(Incorporated by reference to the Eastman Kodak Company Current Report on Form 8-K, filed on May 11, 2005.)

Form of Notice of Award of Non-Qualified Stock Options pursuant to the 2005 Omnibus Long-Term Compensation Plan.
(Incorporated by reference to the Eastman Kodak Company Current Report on Form 8-K, filed on May 11, 2005.)

Form of Notice of Award of Restricted Stock, pursuant to the 2005 Omnibus Long-Term Compensation Plan.
(Incorporated by reference to the Eastman Kodak Company Current Report on Form 8-K, filed on May 11, 2005.)

Form of Notice of Award of Restricted Stock with a Deferral Feature, pursuant to the 2005 Omnibus Long-Term Compensation Plan.
(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, Exhibit 10.)

Form of Administrative Guide for Annual Officer Stock Options Grant under the 2005 Omnibus Long-Term Compensation Plan.
(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, Exhibit 10.)

Form of Award Notice for Annual Director Stock Option Grant under the 2005 Omnibus Long-Term Compensation Plan.
(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, Exhibit 10.)

Form of Award Notice for Annual Director Restricted Stock Grant under the 2005 Omnibus Long-Term Compensation Plan.
(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, Exhibit 10.)

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

Eastman Kodak Company
Index to Exhibits (continued)

Exhibit Number

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
(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2004, Exhibit 10.)

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
(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2004, Exhibit 10.)

Amendment to Letter Agreement, effective May 5, 2005, between Eastman Kodak Company and Bernard Masson.
(Incorporated by reference to the Eastman Kodak Company Current Report on Form 8-K, filed on May 6, 2005.)

Letter Agreement, dated September 30, 2005, between Eastman Kodak Company and Bernard Masson.
(Incorporated by reference to the Eastman Kodak Company Current Report on Form 8-K, filed on October 6, 2005.)

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

Form of Notice of Award of Non-Qualified Stock Options Granted To ________, Pursuant to the 2000 Omnibus Long-Term Compensation Plan; and Form of Notice of Award of Restricted Stock Granted To ______, Pursuant to the 2000 Omnibus Long-Term Compensation Plan.

(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2004, Exhibit 10.)

S.	Eastman Kodak Company Executive Compensation for Excellence and Leadership Plan, amended and restated as of January 1, 2005.
(Incorporated by reference to the Eastman Kodak Company Current Report on Form 8-K, filed on May 11, 2005, Exhibit 10.4.)

T.	Eastman Kodak Company Executive Protection Plan, effective July 25, 2001.

(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001, Exhibit 10.)

Eastman Kodak Company
Index to Exhibits (continued)

Exhibit Number

U.	Eastman Kodak Company Estate Enhancement Plan, as adopted effective March 6, 2000.
(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 1999, Exhibit 10.)

V.	Antonio M. Perez Agreement dated March 3, 2003.
(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, Exhibit 10 Z.)

Letter dated May 10, 2005, from the Chair, Executive Compensation and Development Committee, to Antonio M. Perez.
(Incorporated by reference to the Eastman Kodak Company Current Report on Form 8-K, filed on May 11, 2005, Exhibit 10 DD.).

Notice of Award of Restricted Stock with a Deferral Feature Granted to Antonio M. Perez, effective June 1, 2005, pursuant to the 2005 Omnibus Long-Term Compensation Plan.
(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, Exhibit 10 CC.)

W.	Daniel A. Carp Agreement dated November 22, 1999.
(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 1999, Exhibit 10.)

$1,000,000 Promissory Note dated March 2, 2001.
(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2000, Exhibit 10.)

Letter dated May 10, 2005, from the Chair, Executive Compensation and Development Committee, to Daniel A. Carp.
(Incorporated by reference to the Eastman Kodak Company Current Report on Form 8-K, filed on May 11, 2005, Exhibit 10 F.)

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
(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Exhibit 10.)

Amendment, dated October 2, 2003, to Agreement dated December 20, 1999.
(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2003, Exhibit 10.)

Amendment, dated March 7, 2005, to Agreement dated December 20, 1999.
(Incorporated by reference to the Eastman Kodak Company Current Report on Form 8-K, filed on March 10, 2005.)

Y.	Redemption Agreement among Sun Chemical Corporation and Sun Chemical Group B.V. and Eastman Kodak Company and Kodak Graphics Holdings, Inc., dated as of January 11, 2005.
(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2004, Exhibit 10.)

Eastman Kodak Company
Index to Exhibits (continued)

Exhibit Number

	Z.	Arrangement Agreement among Eastman Kodak Company, 4284488 Canada Inc. and Creo Inc., dated January 30, 2005.
(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2004, Exhibit 10.)

(12)		Statement Re Computation of Ratio of Earnings to Fixed Charges.

(21)		Subsidiaries of Eastman Kodak Company.

(23)		Consent of Independent Registered Public Accounting Firm.

(31.1)		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99.1)		Audited combined financial statements of Kodak Polychrome Graphics as of December 31, 2004 and 2003 and for the three years in the period ended December 31, 2004.
(Incorporated by reference to the Eastman Kodak Company Current Report on Form 8-K/A, for the date April 1, 2005 as filed on July 1, 2005, Exhibit 99.2.)

(99.2)		Unaudited combined financial statements of Kodak Polychrome Graphics as of March 31, 2005 and December 31, 2004 and for the three-month periods ended March 31, 2005 and 2004.
(Incorporated by reference to the Eastman Kodak Company Current Report on Form 8-K/A, for the date April 1, 2005 as filed on July 1, 2005, Exhibit 99.3.)