Form 10-Q
period 2006-03-31
EASTMAN KODAK CO
filed 2006-05-04
CIK 31235

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___ to ___

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding at
Class	April 28, 2006

Common Stock, $2.50 par value	287,239,357

Eastman Kodak Company
Form 10-Q
March 31, 2006

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

EASTMAN KODAK COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
(in millions, except per share data)

	Three Months Ended March 31

	2006	2005

Net sales	$2,889	$2,832
Cost of goods sold	2,211	2,141

Gross profit	678	691
Selling, general and administrative expenses	609	581
Research and development costs	183	196
Restructuring costs and other	145	115

Loss from continuing operations before interest, other income (charges), net and income taxes	(259)	(201)
Interest expense	62	38
Other income (charges), net	26	35

Loss from continuing operations before income taxes	(295)	(204)
Provision (benefit) for income taxes	3	(57)

Loss from continuing operations	$(298)	$(147)

Earnings from discontinued operations, net of income taxes	$—	$1

NET LOSS	$(298)	$(146)

Basic and diluted net loss per share:
Continuing operations	$(1.04)	$(.51)
Discontinued operations	—	—

Total	$(1.04)	$(.51)

Number of common shares used in basic net loss per share	287.2	286.9
Incremental shares from assumed conversion of options	—	—

Number of common shares used in diluted net loss per share	287.2	286.9

EASTMAN KODAK COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited) (Continued)
(in millions)

	Three Months Ended March 31

	2006	2005

CONSOLIDATED STATEMENT OF RETAINED EARNINGS
Retained earnings at beginning of period	$6,402	$7,922
Effect of retroactive restatement for change in methodology of costing U.S. inventories from LIFO method to average cost method	315	215

Retained earnings at beginning of period, as restated	6,717	8,137
Net loss	(298)	(146)
Loss from issuance of treasury stock	(2)	(12)

Retained earnings at end of quarter	$6,417	$7,979

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
CONSOLIDATED STATEMENT OF FINANCIAL POSITION (Unaudited)
(in millions)

	March 31, 2006	Dec. 31, 2005

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,077	$1,665
Receivables, net	2,482	2,760
Inventories, net	1,672	1,455
Deferred income taxes	196	100
Other current assets	127	116

Total current assets	5,554	6,096

Property, plant and equipment, net	3,497	3,778
Goodwill	2,184	2,141
Other long-term assets	3,217	3,221

TOTAL ASSETS	$14,452	$15,236

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and other current liabilities	$3,656	$4,187
Short-term borrowings	815	819
Accrued income taxes	581	483

Total current liabilities	5,052	5,489
OTHER LIABILITIES
Long-term debt, net of current portion	2,750	2,764
Pension and other postretirement liabilities	3,226	3,476
Other long-term liabilities	1,258	1,225

Total liabilities	12,286	12,954
SHAREHOLDERS’ EQUITY
Common stock at par	978	978
Additional paid in capital	878	873
Retained earnings	6,417	6,717
Accumulated other comprehensive loss	(292)	(467)
Unvested stock	(5)	(6)

	7,976	8,095
Less: Treasury stock at cost	5,810	5,813

Total shareholders’ equity	2,166	2,282

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,452	$15,236

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(in millions)

	Three Months Ended March 31

	2006	2005

Cash flows relating to operating activities:
Net loss	$(298)	$(146)
Adjustments to reconcile to net cash used in operating activities:
Earnings from discontinued operations	—	(1)
Equity in earnings from unconsolidated affiliates	—	(23)
Depreciation and amortization	371	267
Purchased research and development	—	2
Loss (gain) on sales of businesses/assets	9	(1)
Restructuring costs, asset impairments and other non-cash charges	41	32
Benefit for deferred taxes	(49)	(11)
Decrease in receivables	296	239
Increase in inventories	(216)	(192)
Decrease in liabilities excluding borrowings	(515)	(363)
Other items, net	(120)	(26)

Total adjustments	(183)	(77)

Net cash used in operating activities	(481)	(223)

Cash flows relating to investing activities:
Additions to properties	(93)	(99)
Net proceeds from sales of businesses/assets	6	1
Acquisitions, net of cash acquired	—	(47)
(Investments in) distributions from unconsolidated affiliates	(8)	63
Marketable securities - purchases	(24)	(29)
Marketable securities - sales	23	21

Net cash used in investing activities	(96)	(90)

Cash flows relating to financing activities:
Net (decrease) increase in borrowings with original maturity of 90 days or less	(22)	107
Proceeds from other borrowings	55	50
Repayment of other borrowings	(52)	(69)
Exercise of employee stock options	—	11

Net cash (used in) provided by financing activities	(19)	99

Effect of exchange rate changes on cash	8	(10)

Net decrease in cash and cash equivalents	(588)	(224)
Cash and cash equivalents, beginning of year	1,665	1,255

Cash and cash equivalents, end of quarter	$1,077	$1,031

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
NOTES TO FINANCIAL STATEMENTS (Unaudited)

NOTE 1:  BASIS OF PRESENTATION

BASIS OF PRESENTATION

The consolidated interim financial statements are unaudited, and certain information and footnote disclosure related thereto normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with Rule 10-01 of Regulation S-X.  In the opinion of management, the accompanying unaudited consolidated financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements and reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results of operations, financial position and cash flows of Eastman Kodak Company and its subsidiaries (the Company).  The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year.  These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.  Certain amounts for prior periods have been reclassified to conform to the current period classification.

During the first quarter of 2005, the Company determined that property, plant and equipment was overstated by approximately $9 million ($5 million net of tax) as a result of interest, capitalized during the construction period that had inadvertently not been written off at the time of the disposal of those assets.  The Company assessed the impact of this item on each of the 2000-2004 annual periods and interim periods in 2004 and 2003 and determined that the impact of such errors was immaterial to each of these prior periods.  As the additional amount that should have been recorded as expense in each of the years 2000-2004 was less than $1.3 million per year on an after-tax basis, the Company concluded that the $9 million adjustment ($5 million net of tax) was immaterial to the results of operations for the quarter ended March 31, 2005 and the results for the full year 2005.  Accordingly, the Company recorded an adjustment of $9 million in the period ended March 31, 2005 to write off these balances.  Approximately $7 million of the adjustment related to assets that were disposed of through restructuring actions and, therefore, was recorded in the restructuring costs and other line within the accompanying Consolidated Statement of Operations.  Approximately $2 million related to assets that were disposed of in the ordinary course of business and, therefore, was recorded in the cost of goods sold line within the accompanying Consolidated Statement of Operations.

CHANGE IN ACCOUNTING METHODOLOGY

On January 1, 2006, the Company elected to change its method of costing its U.S. inventories to the average cost method, which approximates “first-in, first-out” (FIFO), whereas in all prior years most of Kodak’s inventory in the U.S. was costed using the “last-in, first-out” (LIFO) method.  The new method of accounting for inventory provides better matching of revenue and expenses given the rapid technological change in the Company’s products.  The average cost method also better reflects more current costs of inventory on the Company’s Consolidated Statement of Financial Position.  Prior periods have been restated for comparative purposes in order to reflect the impact of this change in methodology from LIFO to average cost.   See Note 3, “Inventories, Net” for further details.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs” that amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing” (ARB No. 43) to clarify the accounting for abnormal idle facility expense, freight, handling costs, and wasted material (spoilage).  In addition, this Statement requires that an allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities.  SFAS No. 151 is effective for inventory costs incurred for fiscal years beginning after June 15, 2005 (year ending December 31, 2006 for the Company).  The adoption of SFAS No. 151 did not have a material impact on the Consolidated Financial Statements of the Company.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (an amendment of FASB Statements No. 133 and 140).  This Statement permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation.  SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006 (year ending December 31, 2007 for the Company).  Additionally, the fair value may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under previous accounting guidance prior to the adoption of this Statement.  The Company is currently evaluating the impact of SFAS No. 155.

NOTE 2:  RECEIVABLES, NET

(in millions)	March 31, 2006	December 31, 2005

Trade receivables	$2,121	$2,447
Miscellaneous receivables	361	313

Total (net of allowances of $145 and $162 as of March 31, 2006 and December 31, 2005, respectively)	$2,482	$2,760

Of the total trade receivable amounts of $2,121 million and $2,447 million as of March 31, 2006 and December 31, 2005, respectively, approximately $277 million and $374 million are expected to be settled through customer deductions in lieu of cash payments.  Such deductions represent rebates owed to the customer and are included in accounts payable and other current liabilities in the accompanying Consolidated Statement of Financial Position at each respective balance sheet date.

NOTE 3:  INVENTORIES, NET

(in millions)	March 31, 2006	December 31, 2005

Finished goods	$1,047	$893
Work in process	284	243
Raw materials	341	319

Total	$1,672	$1,455

On January 1, 2006, the Company elected to change its method of costing its U.S. inventories to the average cost method, which approximates FIFO, whereas in all prior years most of Kodak’s inventory in the U.S. was costed using the LIFO method.  As a result of this change, the cost of all of the Company’s inventories in and outside the U.S. is determined by the FIFO or average cost method.  The new method of accounting for inventory in the U.S. is deemed preferable as the average cost method provides better matching of revenue and expenses given the rapid technological change in the Company’s products.  The average cost method also better reflects more current costs of inventory on the Company’s Statement of Financial Position.  As prescribed in SFAS No. 154, “Accounting Changes and Error Corrections”, retrospective application of the change in accounting method is disclosed below.

The effects of the change in methodology of costing U.S. inventories from LIFO to average cost on inventory and cost of goods sold for prior periods presented are as follows (in millions):

	As of and for the Three Months Ended March 31, 2005		As of and for the Year Ended December 31, 2005

	LIFO Method (1)	Average Cost Method	LIFO Method	Average Cost Method

Inventory	$1,330	$1,670	$1,140	$1,455
Cost of goods sold	$2,133	$2,141	$10,617	$10,650

Components of Kodak’s Consolidated Statement of Operations affected by the change in costing methodology for the three months ended March 31, 2005 as originally reported under the LIFO method and as adjusted for the change in inventory costing methodology from the LIFO method to the average cost method is as follows (in millions, except per share data):

	As Previously Reported (1)	LIFO to Average Cost Change in Costing Methodology Adjustments	As Adjusted

Cost of goods sold	$2,133	$8	$2,141
Gross profit	699	(8)	691
Loss from continuing operations before interest, other income (charges), net and income taxes	(193)	(8)	(201)
Loss from continuing operations before income taxes	(196)	(8)	(204)
Benefit for income taxes	(55)	(2)	(57)
Loss from continuing operations	(141)	(6)	(147)
Net loss	$(140)	$(6)	$(146)
Basic and diluted net loss per share	$(.49)	$(.02)	$(.51)

(1)

During the fourth quarter of 2005, the Company changed its methodology for allocating post employment benefit costs for retirees to the segments to which these costs are primarily attributable.  The reallocation had insignificant impacts on the line items comprising the consolidated and segment earnings (losses) from continuing operations before interest, other income (charges), net and income taxes, as amounts were reclassified between the (1) costs of goods sold, (2) selling, general and administrative expense, and (3) research and development costs expense lines.  Prior period results have been adjusted to reflect his change in methodology.

Components of Kodak’s Consolidated Statement of Financial Position affected by the change in costing methodology for the year ended December 31, 2005 as originally reported under the LIFO method and as adjusted for the change in inventory costing methodology from the LIFO method to the average cost method is as follows (in millions):

	As Previously Reported	LIFO to Average Cost Change in Costing Methodology Adjustments	As Adjusted

ASSETS
Current Assets
Inventories, net	$1,140	$315	$1,455
Total Current Assets	5,781	315	6,096
TOTAL ASSETS	$14,921	$315	$15,236
SHAREHOLDERS’ EQUITY
Retained earnings	$6,402	$315	$6,717
Total Shareholders’ Equity	1,967	315	2,282
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$14,921	$315	$15,236

Components of Kodak’s Consolidated Statement of Cash Flows affected by the change in costing methodology for the quarter ended March 31, 2005 as originally reported under the LIFO method and as adjusted for the change in inventory valuation methodology from the LIFO method to the average cost method is as follows (in millions):

	As Previously Reported	LIFO to Average Cost Change in Costing Methodology Adjustments	As Adjusted

Cash flows relating to operating activities:
Net loss	$(140)	$(6)	$(146)
Adjustments to reconcile to net cash used in operating activities:
Benefit for deferred taxes	(7)	(4)	(11)
Decrease in liabilities excluding borrowings	(365)	2	(363)
Increase in inventories	(200)	8	(192)
Net cash used in operating activities	$(223)	$—	$(223)

NOTE 4:  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $2,184 million and $2,141 million at March 31, 2006 and December 31, 2005, respectively.  The changes in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2006 were as follows:

(in millions)	Consumer Digital Imaging Group	Film and Photofinishing Systems Group	Health Group	Graphic Communications Group	Consolidated Total

Balance at December 31, 2005	$160	$571	$588	$822	$2,141
Purchase accounting adjustments	—	—	—	34	34
Currency translation adjustments	—	4	5	—	9

Balance at March 31, 2006	$160	$575	$593	$856	$2,184

The purchase accounting adjustments of $34 million for the three months ended March 31, 2006 were attributable to the finalization of purchase accounting for the 2005 acquisition of KPG in the amount of $19 million, and adjustments to the purchase accounting for the 2005 acquisition of Creo in the amount of $15 million.

Due to the realignment of the Kodak operating model and change in reporting structure, as described in Note 14, “Segment Information,” effective January 1, 2006, the Company reassigned goodwill to its reportable segments using a relative fair value approach as required under SFAS No. 142, “Goodwill and Other Intangible Assets.”  Additionally, the Company reassessed its goodwill for impairment during the first quarter of 2006, and determined that no reporting units’ carrying values exceeded their respective estimated fair values based on the realigned reporting structure and, therefore, there was no impairment.

The gross carrying amount and accumulated amortization by major intangible asset category as of March 31, 2006 and December 31, 2005 were as follows:

	As of March 31, 2006

(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Amortization Period

Technology-based	$478	$169	$309	7 years
Customer-related	398	89	309	13 years
Other	205	60	145	7 years

Total	$1,081	$318	$763	9 years

	As of December 31, 2005

(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Amortization Period

Technology-based	$481	$155	$326	7 years
Customer-related	397	77	320	13 years
Other	205	51	154	8 years

Total	$1,083	$283	$800	9 years

Amortization expense related to purchased intangible assets for the three months ended March 31, 2006 and 2005 was $38 million and $17 million, respectively.

Estimated future amortization expense related to purchased intangible assets at March 31, 2006 is as follows (in millions):

2006	$106
2007	131
2008	127
2009	114
2010	90
2011 and thereafter	195

Total	$763

NOTE 5:  INCOME TAXES

The Company’s income tax provision (benefit) and effective tax rate were as follows
(dollars in millions):

	Three Months Ended March 31

	2006	2005

Loss from continuing operations before income taxes	$(295)	$(204)
Provision (benefit) for income taxes	3	(57)
Effective tax rate	(1.0)%	27.9%

For the first quarter of 2006, the Company recorded a provision of $3 million on a pre-tax loss of $295 million, representing an effective rate of (1.0)%.  The difference of $106 million between the recorded provision of $3 million and the benefit of $103 million that would result from applying the U.S. statutory rate of 35.0% is outlined below.

For the first quarter of 2005, the Company recorded a benefit of $57 million on a pre-tax loss of $204 million, representing an effective rate of 27.9%.  The difference of $14 million between the recorded benefit of $57 million and the benefit of $71 million that would result from applying the U.S. statutory rate of 35.0% is outlined below.

(dollars in millions)		March 31, 2006	March 31, 2005

•	The ongoing impact of not providing any tax benefit on the losses incurred in the U.S., partially offset by the impact of the pre-tax earnings outside the U.S. being generated in jurisdictions with a net effective tax rate that is lower than the U.S. statutory rate	$44	$(1)
•	The Company recorded discrete pre-tax charges for restructuring and asset impairments totaling $232 million in the first quarter of 2006, relating to which the Company recorded a tax benefit of $33 million. This benefit differs from the benefit that would have resulted using the U.S. statutory rate of $81 million due to the fact that the restructuring charges recorded in the U.S. have not been benefited, combined with the fact that the charges recorded outside the U.S. have been incurred in jurisdictions that have a net tax rate that is lower than the U.S. statutory rate	48	—
•	The Company recorded discrete pre-tax charges for restructuring totaling $206 million in the first quarter of 2006, relating to which the Company recorded a tax benefit of $57. This benefit differs from the benefit that would have resulted using the U.S. statutory rate of $72 million due to the fact that the restructuring charges recorded outside the U.S. have been incurred in jurisdictions that have a net lower tax rate than the U.S. statutory rate	—	15
•	The Company recorded discrete tax charges in the first quarter of 2006 relating primarily to purchase accounting, tax rate changes and impacts from the ongoing tax audits with respect to open tax years	14	—

	Total difference resulting from the Company’s effective tax rate vs. the U.S. statutory rate	$106	$14

NOTE 6:  COMMITMENTS AND CONTINGENCIES

Environmental

At March 31, 2006, the Company’s undiscounted accrued liabilities for environmental remediation costs amounted to $175 million and are reported in other long-term liabilities in the accompanying Consolidated Statement of Financial Position.

The Company is currently implementing a Corrective Action Program required by the Resource Conservation and Recovery Act (RCRA) at the Kodak Park site in Rochester, NY.  As part of this program, the Company has completed the RCRA Facility Assessment (RFA), a broad-based environmental investigation of the site.  The Company is currently in the process of completing, and in some cases has completed, RCRA Facility Investigations (RFI) and Corrective Measures Studies (CMS) for areas at the site.  At March 31, 2006, estimated future investigation and remediation costs of $67 million are accrued for this site and are included in the $175 million reported in other long-term liabilities.

The Company has obligations relating to other operating sites and former operations with estimated future investigation, remediation and monitoring costs of $24 million.  At March 31, 2006, these costs are accrued and included in the $175 million reported in other long-term liabilities.

The Company has obligations relating to plant closures and former operations.  As a result of three plant closures, the Company has estimated future investigation, remediation and monitoring costs of $26 million.  The Company has obligations with estimated future investigation, remediation and monitoring costs of $8 million at other former sites.  At March 31, 2006, these costs are accrued and included in the $175 million reported in other long-term liabilities.

In 2005, the Company completed its acquisition of KPG through the redemption of Sun Chemical Corporation’s 50 percent interest in the joint venture, and also completed its acquisition of Creo.  As a result of the two acquisitions, the Company has obligations with estimated future investigation, remediation and monitoring costs of $28 million.  The closure of a plant located in West Virginia was announced in the third quarter of 2005 at a cost of $24 million and is included in the $28 million.  At March 31, 2006, these costs are accrued and included in the $175 million reported in other long-term liabilities.

The Company has retained certain obligations for environmental remediation and Superfund matters related to certain sites associated with the non-imaging health businesses sold in 1994.  At March 31, 2006, estimated future remediation costs of $22 million are accrued for these sites and are included in the $175 million reported in other long-term liabilities.

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

A Consent Decree was signed in 1994 in settlement of a civil complaint brought by the U.S. Environmental Protection Agency and the U.S. Department of Justice.  In connection with the Consent Decree, the Company is subject to a Compliance Schedule, under which the Company has improved its waste characterization procedures, upgraded one of its incinerators, and is evaluating and upgrading its industrial sewer system.  The total expenditures required to complete this program are currently estimated to be approximately $1 million over the next four years.  These expenditures are incurred as part of plant operations and, therefore, are not included in the environmental accrual at March 31, 2006.

The Company is presently designated as a potentially responsible party (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (the Superfund Law), or under similar state laws, for environmental assessment and cleanup costs as the result of the Company’s alleged arrangements for disposal of hazardous substances at five Superfund sites.  With respect to each of these sites, the Company’s liability is minimal.  In addition, the Company has been identified as a PRP in connection with the non-imaging health businesses in three active Superfund sites.  Numerous other PRPs have also been designated at these sites.  Although the law imposes joint and several liability on PRPs, the Company’s historical experience demonstrates that these costs are shared with other PRPs.  Settlements and costs paid by the Company in Superfund matters to date have not been material.  Future costs are also not expected to be material to the Company’s financial position, results of operations or cash flows.

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

Asset Retirement Obligations

Additionally, as of March 31, 2006 and December 31, 2005, the Company has recorded approximately $77 million and $75 million, respectively, of asset retirement obligations within other long-term liabilities in the accompanying Consolidated Statement of Financial Position.  The Company’s asset retirement obligations primarily relate to asbestos contained in buildings that Kodak owns.  In many of the countries in which Kodak operates, environmental regulations exist that require Kodak to handle and dispose of asbestos in a special manner if a building undergoes major renovations or is demolished.  Otherwise, Kodak is not required to remove the asbestos from its buildings.  Kodak records a liability equal to the estimated fair value of its obligation to perform asset retirement activities related to the asbestos, computed using an expected present value technique, when sufficient information exists to calculate the fair value.  Kodak does not have a liability recorded related to each building that contains asbestos because Kodak cannot estimate the fair value of its obligation for certain buildings due to a lack of sufficient information about the range of time over which the obligation may be settled through demolition, renovation or sale of the building.

Other Commitments and Contingencies

At March 31, 2006, the Company had outstanding letters of credit totaling $115 million and surety bonds in the amount of $91 million primarily to ensure the payment of possible casualty and workers’ compensation claims.  During April 2006, the Company issued additional letters of credit of $23 million to support environmental liabilities.

On March 8, 2004, the Company filed a complaint against Sony Corporation in federal district court in Rochester, New York, for digital camera patent infringement.  Several weeks later, on March 31, 2004, Sony sued the Company for digital camera patent infringement in federal district court in Newark, New Jersey.  Sony subsequently filed a second lawsuit against the Company in Newark, New Jersey, alleging infringement of a variety of other Sony patents.  The Company filed a counterclaim in the New Jersey action, asserting infringement by Sony of the Company’s kiosk patents.  The Company successfully moved to transfer Sony’s New Jersey digital camera patent infringement case to Rochester, New York, and the two digital camera patent infringement cases are now consolidated for purposes of discovery.  In June 2005, the federal district court in Rochester, New York appointed a special master to assist the court with discovery and the claims construction briefing process.  Based on the current discovery schedule, the Company expects that claims construction hearings in the digital camera cases will take place in 2006.  Both the Company and Sony Corporation seek unspecified damages and other relief.  A Markman hearing is scheduled in the New York action for September 2006.  Although this lawsuit may result in the Company’s recovery of damages, the amount of the damages, if any, cannot be quantified at this time.  Accordingly, the Company has not recognized any gain in the financial statements as of March 31, 2006, in connection with this matter.

On June 13, 2005, a purported shareholder class action lawsuit was filed against the Company and two of its then current executives in the United States District Court for the Southern District of New York.  On June 20, 2005 and August 10, 2005, similar lawsuits were filed against the same defendants in the United States District Court for the Western District of New York.  The cases have been consolidated in the Western District of New York and the lead plaintiffs are John Dudek and the Alaska Electrical Pension Fund.  The complaints filed in each of these actions (collectively, the “Complaints”) seek to allege claims under the Securities Exchange Act on behalf of a proposed class of persons who purchased securities of the Company between April 23, 2003 and September 25, 2003, inclusive.  The substance of the Complaints is that various press releases and other public statements made by the Company during the proposed class period allegedly misrepresented the Company’s financial condition and omitted material information regarding, among other things, the state of the Company’s film and paper business.  An amended complaint was filed on January 20, 2006, containing essentially the same allegations as the original complaint but adding an additional named defendant.  Defendants’ motion to dismiss was filed on April 21, 2006.  The Company intends to defend these lawsuits vigorously but is unable currently to predict the outcome of the litigation or to estimate the range of potential loss, if any.

On or about November 9, 2005, the Company was served with a purported derivative lawsuit that had been commenced against the Company, as a nominal defendant, and eleven current and former directors and officers of the Company, in the New York State Supreme Court, Monroe County.  The Complaint seeks to allege claims on behalf of the Company that, between April 2003 and September 2003, the defendant officers and directors caused the Company to make allegedly improper statements in press release and other public statements, which falsely represented or omitted material information about the Company’s financial results and guidance.  The plaintiff alleges that this conduct was a breach of the defendants’ common law fiduciary obligations to the Company, and constituted an abuse of control, gross mismanagement, waste and unjust enrichment.  Defendants’ initial responses to the Complaint are not yet due.  The Company intends to defend this lawsuit vigorously but is unable currently to predict the outcome of the litigation or to estimate the range of possible loss, if any.

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

NOTE 7:  GUARANTEES

The Company guarantees debt and other obligations under agreements with certain affiliated companies and customers.  At March 31, 2006, these guarantees totaled a maximum of $205 million, with outstanding guaranteed amounts of $125 million.  The maximum guarantee amount includes guarantees of up to: $203 million of customer amounts due to banks in connection with various banks’ financing of customers’ purchases of product and equipment from Kodak ($125 million outstanding), and $2 million for other unconsolidated affiliates and third parties ($0 outstanding).

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

Management believes the likelihood is remote that material payments will be required under any of the guarantees disclosed above.  With respect to the guarantees that the Company issued in the quarter ended March 31, 2006, the Company assessed the fair value of its obligation to stand ready to perform under these guarantees by considering the likelihood of occurrence of the specified triggering events or conditions requiring performance as well as other assumptions and factors.  The Company has determined that the fair value of the guarantees was not material to the Company’s financial position, results of operations or cash flows.

The Company also guarantees debt owed to banks for some of its consolidated subsidiaries.  The maximum amount guaranteed is $733 million, and the outstanding debt under those guarantees, which is recorded within the short-term borrowings and long-term debt, net of current portion components in the accompanying Consolidated Statement of Financial Position, is $108 million.  These guarantees expire in 2006 through 2012.  As of the closing of the $2.7 billion Senior Secured Credit facilities on October 18, 2005, a $160 million KPG credit facility was closed.  Debt outstanding under the KPG credit facility of $57 million was repaid and the guarantees of $160 million were terminated.  Pursuant to the terms of the Company’s Senior Secured Credit Agreement dated October 18, 2005, obligations under the Secured Credit Facilities and other obligations of the Company and its subsidiaries to the Secured Credit Facilities lenders are guaranteed.  This accounts for the majority of the increase in the Company’s guarantees to banks for its consolidated subsidiaries.

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

Indemnifications

The Company issues indemnifications in certain instances when it sells businesses and real estate, and in the ordinary course of business with its customers, suppliers, service providers and business partners.  Further, the Company indemnifies its directors and officers who are, or were, serving at Kodak’s request in such capacities.  Historically, costs incurred to settle claims related to these indemnifications have not been material to the Company’s financial position, results of operations or cash flows.  Additionally, the fair value of the indemnifications that the Company issued during the quarter ended March 31, 2006 was not material to the Company’s financial position, results of operations or cash flows.

Warranty Costs

The Company has warranty obligations in connection with the sale of its equipment.  The original warranty period for equipment products is generally one year or less.  The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale.  The Company estimates its warranty cost at the point of sale for a given product based on historical failure rates and related costs to repair.  The change in the Company’s accrued warranty obligations balance from December 31, 2005 to March 31, 2006, which is reflected in accounts payable and other current liabilities in the accompanying Consolidated Statement of Financial Position, was as follows:

(in millions)

Accrued warranty obligations at December 31, 2005	$58
Actual warranty experience during 2006	(23)
2006 warranty provisions	21

Accrued warranty obligations at March 31, 2006	$56

The Company also offers extended warranty arrangements to its customers that are generally one year, but may range from three months to three years after the original warranty period.  The Company provides repair services and routine maintenance under these arrangements.  The Company has not separated the extended warranty revenues and costs from the routine maintenance service revenues and costs, as it is not practicable to do so.  Costs incurred under these extended warranty arrangements for the three months ended March 31, 2006 amounted to $70 million.  The change in the Company’s deferred revenue balance in relation to these extended warranty arrangements from December 31, 2005 to March 31, 2006, which is reflected in accounts payable and other current liabilities in the accompanying Consolidated Statement of Financial Position, was as follows:

(in millions)

Deferred revenue at December 31, 2005	$183
New extended warranty arrangements in 2006	142
Recognition of extended warranty arrangement revenue in 2006	(135)

Deferred revenue at March 31, 2006	$190

NOTE 8:  RESTRUCTURING COSTS AND OTHER

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

Restructuring Programs Summary

The activity in the accrued restructuring balances and the non-cash charges incurred in relation to all of the restructuring programs described below were as follows for the first quarter of 2006:

(in millions)	Balance Dec. 31, 2005	Costs Incurred	Reversals (1)	Cash Payments	Non-cash Settlements	Other Adjustments and Reclasses (2)	Balance Mar. 31, 2006

2004-2007 Restructuring Program:
Severance reserve	$271	$90	$(1)	$(97)	$—	$6	$269
Exit costs reserve	23	19	—	(14)	—	1	29

Total reserve	$294	$109	$(1)	$(111)	$—	$7	$298

Long-lived asset impairments and inventory write-downs	$—	$38	$—	$—	$(38)	$—	$—

Accelerated depreciation	$—	$82	$—	$—	$(82)	$—	$—

Pre-2004 Restructuring Programs:
Severance reserve	$2	$—	$—	$(1)	$—	$—	$1
Exit costs reserve	13	—	—	(1)	—	—	12

Total reserve	$15	$—	$—	$(2)	$—	$—	$13

Total of all restructuring programs	$309	$229	$(1)	$(113)	$(120)	$7	$311

(1)

During the three months ended March 31, 2006, the Company reversed $1 million of severance reserves, as severance payments were less than originally estimated.  These reserve reversals were included in restructuring costs and other in the accompanying Consolidated Statement of Operations for the three months ended March 31, 2006.

(2)

The total restructuring charges of $229 million include: (1) pension and other postretirement charges and credits for curtailments, settlements and special termination benefits, and (2) environmental remediation charges that resulted from the Company’s ongoing restructuring actions.  However, because the impact of these charges and credits relate to the accounting for pensions, other postretirement benefits, and environmental remediation costs, the related impacts on the Consolidated Statement of Financial Position are reflected in their respective components as opposed to within the accrued restructuring balances at March 31, 2006.  Accordingly, the Other Adjustments and Reclasses column of the table above includes: (1) reclassifications to Other long-term assets and Pension and other postretirement liabilities for the position elimination-related impacts on the Company’s pension and other postretirement employee benefit plan arrangements, including net curtailment losses, net settlement gains, and special termination benefits of $(2) million, and (2) reclassifications to Other long-term liabilities for the restructuring-related impacts on the Company’s environmental remediation liabilities of $(5) million.  Additionally, the Other Adjustments and Reclasses column of the table above includes: (1) adjustments to the restructuring reserves of $11 million related to the KPG and Creo purchase accounting impacts that were charged appropriately to Goodwill as opposed to Restructuring charges, and (2) foreign currency translation adjustments of $3 million, which are reflected in Accumulated other comprehensive loss in the Consolidated Statement of Financial Position.

The costs incurred, net of reversals, which total $228 million for the three months ended March 31, 2006, include $82 million and $1 million of charges related to accelerated depreciation and inventory write-downs that were reported in cost of goods sold in the accompanying Consolidated Statement of Operations for the three months ended March 31, 2006.  The remaining costs incurred, net of reversals, of $145 million were reported as restructuring costs and other in the accompanying Consolidated Statement of Operations for the three months ended March 31, 2006.    The severance costs and exit costs require the outlay of cash, while long-lived asset impairments, accelerated depreciation and inventory write-downs represent non-cash items.

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

On July 20, 2005, the Company announced that it would extend the restructuring activity, originally announced in January 2004, as part of its efforts to accelerate its digital transformation and to respond to a faster-than-expected decline in consumer film sales.  The Company now plans to increase the total employment reduction to a range of 22,500 to 25,000 positions, and to reduce its traditional manufacturing infrastructure to approximately $1 billion, compared with $2.9 billion as of December 31, 2004.  These changes are expected to increase the total charges under the Program to a range of $2.7 billion to $3.0 billion.  When largely completed by the middle of 2007, these activities will result in a business model consistent with what is necessary to compete profitably in digital markets.  As a result of this announcement, this program has been renamed the “2004-2007 Restructuring Program.”

The Company implemented certain actions under the Program during the first quarter of 2006.  As a result of these actions, the Company recorded charges of $147 million in the first quarter of 2006, which were composed of severance, long-lived asset impairments, exit costs and inventory write-downs of $90 million, $37 million, $19 million and $1 million, respectively.  The severance costs related to the elimination of approximately 1,175 positions, including approximately 125 photofinishing, 650 manufacturing, 75 research and development and 325 administrative positions.  The geographic composition of the positions to be eliminated includes approximately 600 in the United States and Canada and 575 throughout the rest of the world.  Included in the 1,175 positions are approximately 75 positions related to KPG and Creo, which were acquired in 2005.  The severance related to these positions was recorded as part of the purchase accounting related to these acquisitions.  The reduction of the 1,175 positions and the $109 million charges for severance and exit costs are reflected in the 2004-2007 Restructuring Program table below.  The $37 million charge in the first quarter for long-lived asset impairments were included in restructuring costs and other in the accompanying Consolidated Statement of Operations for the three months ended March 31, 2006, respectively.  The charges taken for inventory write-downs of $1 million were reported in cost of goods sold in the accompanying Consolidated Statement of Operations for the three months ended March 31, 2006.

As a result of initiatives implemented under the 2004-2007 Restructuring Program, the Company also recorded $82 million of accelerated depreciation on long-lived assets in cost of goods sold in the accompanying Consolidated Statement of Operations for the three months ended March 31, 2006.  The accelerated depreciation relates to long-lived assets accounted for under the held and used model of SFAS No. 144.  The total amount of $82 million relates to $4 million of photofinishing facilities and equipment and $78 million of manufacturing facilities and equipment that will be used until their abandonment.  The Company will incur approximately $77 million of accelerated depreciation in the second quarter of 2006 as a result of the initiatives already implemented under the 2004-2007 Restructuring Program.

Under this Program, on a life-to-date basis as of March 31, 2006, the Company has recorded charges of $2,188 million, which was composed of severance, long-lived asset impairments, exit costs, inventory write-downs and accelerated depreciation of $1,005 million, $299 million, $202 million, $57 million and $625 million, respectively.  The severance costs related to the elimination of approximately 18,925 positions, including approximately 5,825 photofinishing, 8,600 manufacturing, 1,075 research and development and 3,425 administrative positions.

The following table summarizes the activity with respect to the charges recorded in connection with the focused cost reduction actions that the Company has committed to under the 2004-2007 Restructuring Program and the remaining balances in the related reserves at March 31, 2006:

(dollars in millions)	Number of Employees	Severance Reserve	Exit Costs Reserve	Total	Long-lived Asset Impairments and Inventory Write-downs	Accelerated Depreciation

2004 charges	9,625	$418	$99	$517	$157	$152
2004 reversals	—	(6)	(1)	(7)	—	—
2004 utilization	(5,175)	(169)	(47)	(216)	(157)	(152)
2004 other adj. & reclasses	—	24	(15)	9	—	—

Balance at 12/31/04	4,450	267	36	303	—	—
2005 charges	8,125	497	84	581	161	391
2005 reversals	—	(3)	(6)	(9)	—	—
2005 utilization	(10,225)	(377)	(95)	(472)	(161)	(391)
2005 other adj. & reclasses	—	(113)	4	(109)	—	—

Balance at 12/31/05	2,350	271	23	294	—	—
Q1, 2006 charges	1,175	90	19	109	38	82
Q1, 2006 reversals	—	(1)	—	(1)	—	—
Q1, 2006 utilization	(1,425)	(97)	(14)	(111)	(38)	(82)
Q1, 2006 other adj. & reclasses	—	6	1	7	—	—

Balance at 03/31/06	2,100	$269	$29	$298	$—	$—

As a result of the initiatives already implemented under the 2004-2007 Restructuring Program, severance payments will be paid during periods through 2007 since, in many instances, the employees whose positions were eliminated can elect or are required to receive their payments over an extended period of time.  Most exit costs have been paid or will be paid during 2006.  However, certain costs, such as long-term lease payments, will be paid over periods after 2006.

The charges of $229 million recorded in the first quarter of 2006, excluding reversals, included $40 million applicable to the Film and Photofinishing Systems Group segment, $8 million applicable to the Health Group segment, $12 million applicable to the Graphic Communications Group segment, and $28 million applicable to All Other.  The balance of $141 million was applicable to manufacturing, research and development, and administrative functions, which are shared across all segments.

Pre-2004 Restructuring Programs

At March 31, 2006, the Company had remaining severance and exit costs reserves of $1 million and $12 million, respectively, relating to restructuring plans committed to or executed prior to 2004.

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

NOTE 9:  RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of the net periodic benefit cost for all major funded and unfunded U.S. and Non-U.S. defined benefit plans for the three months ended March 31 are as follows:

	2006		2005

(in millions)	U.S.	Non- U.S.	U.S.	Non- U.S.

Service cost	$24	$10	$30	$11
Interest cost	82	42	90	42
Expected return on plan assets	(130)	(53)	(130)	(52)
Amortization of:
Prior service cost	—	5	—	8
Actuarial loss	4	25	10	17

Pension (income) expense before special termination benefits, curtailment losses (gains) and settlement gains	(20)	29	—	26
Special termination benefits	—	2	—	41
Curtailment loss (gain)	—	2	—	(4)
Settlement gains	—	(2)	—	—

Net pension (income) expense	(20)	31	—	63
Other plans including unfunded plans	—	4	—	2

Total net pension (income) expense	$(20)	$35	$—	$65

For the quarters ended March 31, 2006 and 2005, $2 million and $41 million, respectively, of special termination benefits charges were incurred as a result of the Company’s restructuring actions and, therefore, has been included in restructuring costs and other in the Consolidated Statement of Operations.  Additionally, as a result of the Company’s restructuring actions, the Company recognized a net curtailment charge of $2 million and a settlement gain of $2 million that have been included in restructuring costs and other in the Consolidated Statement of Operations for the quarter ended March 31, 2006.

As a result of the cumulative impact of the ongoing position eliminations under its Pre-2004 and 2004-2007 Restructuring Programs, as disclosed in Note 8, the Company incurred curtailment gains and losses with respect to certain of its retirement plans in the first quarter of 2006.  These curtailment events resulted in the remeasurement of the plans’ obligations during the quarter, which impacted the accounting for the additional minimum pension liabilities.  These curtailment events resulted in the remeasurement of the plans’ obligations during the quarter, which reduced the additional minimum pension liabilities that are reflected in the pension and other postretirement liabilities component within the Consolidated Statement of Financial Position by $220 million.  This change in the additional minimum pension liabilities reduced the accumulated other comprehensive loss component within the Consolidated Statement of Financial Position by $152 million, net of $68 million of tax.

The Company made contributions (funded plans) or paid benefits (unfunded plans) totaling approximately $61 million relating to its major U.S. and non-U.S. defined benefit pension plans in the first quarter of 2006.  The Company expects its contribution (funded plans) and benefit payment (unfunded plans) requirements for its major U.S. and non-U.S. defined benefit pension plans for the balance of 2006 to be approximately $91 million.

Postretirement benefit cost for the Company’s U.S., United Kingdom and Canada postretirement benefit plans, which represent the Company’s major postretirement plans, include:

	Three Months Ended March 31,

(in millions)	2006	2005

Components of net postretirement benefit cost
Service cost	$3	$3
Interest cost	40	43
Amortization of:
Prior service income	(12)	(14)
Actuarial loss	15	16

Other postretirement benefit cost before curtailment gain	46	48
Curtailment gain	—	(3)

Total net postretirement benefit cost	$46	$45

As a result of the cumulative impact of the ongoing position eliminations under its Pre-2004 and 2004-2007 Restructuring Programs, as disclosed in Note 8, the Company recognized curtailment gains of $0 million and $3 million for the quarters ended March 31, 2006 and 2005, respectively.

The Company paid benefits totaling approximately $62 million relating to its U.S., United Kingdom and Canada postretirement benefit plans in the first quarter of 2006.  The Company expects to pay benefits of $197 million for these postretirement plans for the balance of 2006.

NOTE 10:  EARNINGS PER SHARE

As a result of the net loss presented for the three months ended March 31, 2006 and 2005, the Company calculates diluted earnings per share using weighted average basic shares outstanding for each period as utilizing diluted shares would be anti-dilutive to loss per share.

Options to purchase 31.1 million and 20.7 million shares of common stock at weighted average per share prices of $48.07 and $62.57 for the three months ended March 31, 2006 and 2005, respectively, were outstanding during the periods presented but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares for the respective periods and, therefore, the impact of these shares on the diluted earnings per share calculation would be anti-dilutive.

In addition, approximately 18.5 million shares related to the assumed conversion of the Company’s Contingent Convertible Securities were not included in the denominator, and approximately $3 million related to the after-tax interest expense on the Contingent Convertible Securities for the three months ended March 31, 2006 and 2005 was not adjusted for in the numerator for purposes of the computation of diluted earnings per share for the three months ended March 31, 2006 and 2005.  These items were not included in the computation because they are anti-dilutive to the Company’s earnings per share.

NOTE 11:  SHAREHOLDERS’ EQUITY

The Company has 950 million shares of authorized common stock with a par value of $2.50 per share, of which 391 million shares had been issued as of March 31, 2006 and December 31, 2006.  Treasury stock at cost consists of approximately 104 million shares at March 31, 2006 and December 31, 2005.

For the three months ended March 31, 2006 and March 31, 2005, the Company recorded stock option expense under SFAS No. 123R of $3.8 million and $2.8 million, respectively.  The Company’s expensing of stock options increased the basic and diluted loss per share by $.01 for both the three months ended March 31, 2006 and March 31, 2005.

NOTE 12:  COMPREHENSIVE LOSS

	Three Months Ended March 31

(in millions)	2006	2005

Net (loss)	$(298)	$(146)
Unrealized gains (losses) on available-for-sale securities, net of tax	2	(1)
Realized and unrealized gains from hedging activity, net of of tax	3	—
Currency translation adjustments, net of tax	18	(99)
Minimum pension liability adjustment	152	75

Total comprehensive loss, net of tax	$(123)	$(171)

NOTE 13:  ACQUISITIONS

Creo Inc.

On June 15, 2005, the Company completed the acquisition of Creo Inc. (Creo), a premier supplier of prepress and workflow systems used by commercial printers around the world.  The Company paid $954 million (excluding approximately $13 million in transaction related costs), or $16.50 per share, for all of the outstanding shares of Creo.  The Company used its bank lines to initially fund the acquisition, which has been refinanced with a term loan under the Company’s Secured Credit Agreement.  Creo’s extensive solutions portfolio is now part of the Company’s Graphic Communications Group segment.

The following represents the total purchase price of the acquisition (in millions):

Cash paid at closing	$954
Estimated transaction costs	13

Total purchase price	$967

Upon closing of an acquisition, the Company estimates the fair values of assets and liabilities acquired in order to consolidate the acquired balance sheet.  Given the time it takes to obtain pertinent information to finalize the acquired balance sheet, it is not uncommon for initial estimates to be revised in subsequent quarters.  The Company is currently in the process of finalizing the purchase price allocation with respect to the acquisition of Creo and must complete (1) the final review of the independent third party valuation report, and (2) the allocation of the purchase price to the proper tax jurisdictions, which will allow the Company to complete the final valuation of the deferred tax liability associated with the acquisition.  The purchase price allocation, including the allocation to the proper tax jurisdictions, will be completed in the second quarter of 2006.  A preliminary estimate of the deferred tax liability has been calculated and is included in the preliminary purchase price allocation, which is as follows:

At June 15, 2005 – (in millions):

Current assets	$358
Intangible assets (including in-process R&D)	292
Other non-current assets (including PP&E)	191
Goodwill	477

Total assets acquired	$1,318

Current liabilities	$257
Non-current liabilities	94

Total liabilities assumed	$351

Net assets acquired	$967

Of the $292 million of acquired intangible assets, approximately $36 million was assigned to in-process research and development assets that were written off at the date of acquisition.  Approximately $48 million was recorded during the second quarter of 2005, which was offset by a $12 million adjustment during the third quarter of 2005 due to a change in the third party valuation.  These amounts were determined by identifying research and development projects that had not yet reached technological feasibility and for which no alternative future use existed.  The value of the projects identified to be in progress was determined by estimating the future cash flows from the projects once commercialized, less costs to complete development and discounting these net cash flows back to their present value.  The discount rate used for these research and development projects was 23%.  The charges for the write-off were included as research and development costs in the Company’s Consolidated Statement of Operations for the year ended December 31, 2005.

The remaining $256 million of intangible assets, which relate to developed technology, trademarks and customer relationships, have useful lives ranging from six to eight years.  The $477 million of goodwill is assigned to the Company’s Graphic Communications Group segment.

As of the acquisition date, management began to assess and formulate restructuring plans at Creo.  As of March 31, 2006, management has completed its assessment and approved actions on some of the plans.  Accordingly, the Company recorded a related liability of approximately $30 million.  This liability is included in the current liabilities amount reported above and represents restructuring charges related to Creo and net assets acquired.  As of March 31, 2006, management had not approved all plans and actions to be taken and, therefore, the Company was not committed to specific actions.  Accordingly, the amount related to future actions is not estimable and has not been recorded.  However, once management approves and commits the Company to the plans, the accounting for the restructuring charges will be reflected in the purchase accounting as an increase to goodwill to the extent the actions relate to Creo and the net assets acquired.  Refer to Note 8, “Restructuring Costs and Other,” for further discussion of these restructuring charges.

Kodak Polychrome Graphics

Through April 1, 2005, the Company held a 50% interest in Kodak Polychrome Graphics (KPG).  This joint venture between the Company and Sun Chemical Corporation was accounted for using the equity method of accounting.  Summarized unaudited income statement information for KPG for the three months ended March 31, 2005 is as follows:

(in millions)

Net sales	$439
Gross profit	149
Income from continuing operations	34
Net income	34

On April 1, 2005, the Company completed its acquisition of Kodak Polychrome Graphics (KPG) through the redemption of Sun Chemical Corporation’s 50 percent interest in the joint venture.  Under the terms of the transaction, the Company redeemed all of Sun Chemical Corporation’s shares in KPG by providing $317 million in cash (excluding $8 million in transaction costs) at closing and by entering into two notes payable arrangements, one that will be payable within the U.S. (the U.S. note) and one that will be payable outside of the U.S. (the non-U.S. note), that will require principal and interest payments of $200 million in the third quarter of 2006, and $50 million annually from 2008 through 2013.  The total payments due under the U.S note and the non-U.S. note are $100 million and $400 million, respectively.  The aggregate fair value of these note payable arrangements of approximately $395 million was recorded in the Company’s Consolidated Statement of Financial Position as of the acquisition date and was presented as a non-cash investing activity in the Consolidated Statement of Cash Flows.  KPG now operates within the Company’s Graphic Communications Group segment.

The following represents the total purchase price of the acquisition (in millions):

Cash paid at closing	$317
Transaction costs	8
Notes payable	395

Total purchase price	$720

Upon closing of an acquisition, the Company estimates the fair values of assets and liabilities acquired in order to consolidate the acquired balance sheet.  The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition and represents the final allocation of the purchase price.

At April 1, 2005 – (in millions):

Current assets	$487
Intangible assets (including in-process R&D)	160
Other non-current assets (including PP&E)	179
Goodwill	235

Total assets acquired	$1,061

Current liabilities	$262
Non-current liabilities	79

Total liabilities assumed	$341

Net assets acquired	$720

Of the $160 million of acquired intangible assets, approximately $16 million was assigned to research and development assets that were written off at the date of acquisition.  This amount was determined by identifying research and development projects that had not yet reached technological feasibility and for which no alternative future uses exist.  The value of the projects identified to be in progress was determined by estimating the future cash flows from the projects once commercialized, less costs to complete development and discounting these net cash flows back to their present value.  The discount rate used for these research and development projects was 22%.  The charges for the write-off were included as research and development costs in the Company’s Consolidated Statement of Operations for the year ended December 31, 2005.

The remaining $144 million of intangible assets, which primarily relate to developed technology, trademarks and customer relationships, have useful lives ranging from three to sixteen years.  The $235 million of goodwill is assigned to the Company’s Graphic Communications Group segment.

As of the acquisition date, management began to assess and formulate restructuring plans at KPG.  As of March 31, 2006, management has completed its assessment and approved actions on these plans.  Accordingly, the Company recorded a related liability of approximately $8 million on these approved actions.  This liability is included in the current liabilities amount reported above and represents restructuring charges related to the net assets acquired.  To the extent such actions related to the Company’s historical ownership in the KPG joint venture, the restructuring charges will be reflected in the Company’s Consolidated Statement of Operations.  Refer to Note 8, “Restructuring Costs and Other,” for further discussion of these restructuring charges.

The Company’s unaudited pro forma combined historical results, as if KPG had been acquired at the beginning of 2005 are estimated to be:

(in millions, except per share data)	Three Months Ended March 31, 2005

Net sales	$3,271
Loss from continuing operations	$(149)
Basic and diluted net loss per share from continuing operations	$(.52)
Number of common shares used in:
Basic and diluted net loss per share	286.9

The pro forma results include amortization of the intangible assets presented above, depreciation related to the fixed asset step-up, and the interest expense related to acquisition-related debt, and exclude the write-off of research and development assets that were acquired.

Pro-forma Financial Information

The following unaudited pro forma financial information presents the combined results of operations of the Company and the Company’s significant acquisitions since January 1, 2005, KPG and Creo, as if the acquisitions had occurred as of the beginning of the period presented.  The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of the Company that would have been reported had the acquisitions been completed as of the beginning of the periods presented, and should not be taken as representative of the future consolidated results of operations or financial condition of the Company.  Pro forma results were as follows for the three months ended March 31, 2005:

(in millions, except per share data)	Three Months Ended March 31, 2005

Net sales	$3,435
Loss from continuing operations	$(192)
Basic and diluted net loss per share from continuing operations	$(.67)
Number of common shares used in:
Basic and diluted net loss per share	286.9

The pro forma results include amortization of the intangible assets, depreciation related to the fixed asset step-up, and the interest expense related to acquisition-related debt, and exclude the write-off of research and development assets that were acquired.

NOTE 14:  SEGMENT INFORMATION

The Company realigned its operations effective January 1, 2006, and changed the corporate segment reporting structure beginning with the first quarter, 2006.

As of and for the year ended December 31, 2005, the Company had three reportable segments: Digital & Film Imaging Systems (D&FIS), Health Group, and Graphic Communications Group.  The balance of the Company’s operations, which individually and in the aggregate did not meet the criteria of a reportable segment, were reported in All Other.  The bridge from the previous segment reporting to the new reporting structure is outlined below:

Consumer Digital Imaging Group Segment (CDG):  The Consumer Digital Imaging Group segment encompasses digital capture, kiosks, home printing systems, digital imaging services and imaging sensors.  This segment provides consumers and professionals with digital products and services.

Film and Photofinishing Systems Group Segment (FPG):  The Film and Photofinishing Systems Group segment encompasses consumer and professional film, photographic paper and photofinishing, aerial and industrial film, and entertainment products and services.  This segment provides consumers, professionals and cinematographers with traditional products and services.

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

Graphic Communications Group Segment  (GCG):  As of January 1, 2006, the Graphic Communications Group segment consists of Kodak Polychrome Graphics LLC (KPG), a leader in the graphic communications industry; Creo Inc., a premier supplier of prepress and workflow systems used by commercial printers worldwide; NexPress Solutions, Inc., a producer of digital color and black and white printing solutions; Kodak Versamark, Inc., a provider of continuous inkjet technology; and Encad, Inc., a maker of wide-format inkjet printers, inks and media.  Kodak’s Document Products and Services organization, which includes market-leading production and desktop document scanners, microfilm, worldwide service and support and business process services operations, is also part of this segment.

All Other:  All Other is composed of Kodak’s display business, inkjet systems, business development and other small, miscellaneous businesses.  The development initiatives in consumer inkjet technologies continue to be reported in All Other.

The Company currently has four reportable segments based on the aggregation of similar products and services: Consumer Digital Imaging Group (CDG); Film and Photofinishing Systems Group (FPG); Graphic Communications Group (GCG); and Health Group.  The balance of the Company’s operations, which individually and in the aggregate do not meet the criteria of a reportable segment, are reported in All Other.

During the fourth quarter of 2005, the Company changed its methodology for allocating post employment benefit costs for retirees to the segments to which these costs are primarily attributable.  This reallocation had insignificant impacts on the individual line items comprising the consolidated and segment earnings (losses) from continuing operations before interest, other income (charges), net and income taxes, as amounts were reclassified between the (1) cost of goods sold, (2) selling, general and administrative expense, and (3) research and development costs expense lines.

Additionally, effective January 1, 2006, the Company changed its cost allocation methodologies related to distribution costs, indirect selling, general and administrative expenses, and corporate research and development costs.

The changes in cost allocation methodologies referred to above increased (decreased) segment earnings (losses) from continuing operations before interest, other income (charges), net and income taxes for the three months ended March 31, 2005 as follows:

(in millions)

Consumer Digital Imaging Group	$3
Film and Photofinishing Systems Group	14
Graphic Communications Group	(14)
Health Group	9
All Other	(12)

Consolidated impact	$—

Further, as described in Note 3, “Inventories, Net,” on January 1, 2006, the Company elected to change its method of costing its U.S. inventories from the LIFO method to the average cost method.  This change increased cost of goods sold for the three months ended March 31, 2005 for each of the segments as follows:

(in millions)

Consumer Digital Imaging Group	$4
Film and Photofinishing Systems Group	3
Graphic Communications Group	—
Health Group	1
All Other	—

Consolidated impact	$8

Prior period results have been adjusted to reflect the changes in segment reporting structure, the changes in cost allocation methodologies outlined above, and the change in inventory costing method.  Segment financial information is shown below:

	Three Months Ended March 31

(in millions)	2006	2005

Net sales from continuing operations:
Consumer Digital Imaging Group	$498	$553
Film and Photofinishing Systems Group	916	1,268
Graphic Communications Group	870	368
Health Group	585	626
All Other	20	17

Consolidated total	$2,889	$2,832

Earnings (loss) from continuing operations before interest, other income (charges), net and income taxes:
Consumer Digital Imaging Group	$(94)	$(58)
Film and Photofinishing Systems Group	29	71
Graphic Communications Group	31	(34)
Health Group	46	78
All Other	(43)	(52)

Total of segments	(31)	5
Restructuring costs and other	(228)	(206)

Consolidated total	$(259)	$(201)

Earnings (loss) from continuing operations:
Consumer Digital Imaging Group	$(127)	$(50)
Film and Photofinishing Systems Group	44	71
Graphic Communications Group	44	(13)
Health Group	69	69
All Other	(51)	(47)

Total of segments	(21)	30
Restructuring costs and other	(228)	(206)
Asset impairment	(4)	—
Interest expense	(62)	(38)
Other corporate items	11	5
Income tax effects on above items and taxes not allocated to segments	6	62

Consolidated total	$(298)	$(147)

	At March 31, 2006	At December 31, 2005

Segment total assets:
Consumer Digital Imaging Group	$2,070	$1,964
Film and Photofinishing Systems Group	4,986	5,346
Graphic Communications Group	3,450	3,416
Health Group	2,304	2,331
All Other	89	123

Total of segments	12,899	13,180
Cash and marketable securities	1,093	1,680
Deferred income tax assets	641	550
Other corporate assets/reserves	(181)	(174)

Consolidated total assets	$14,452	$15,236

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

New Kodak Operating Model and Change in Reporting Structure:

The Company realigned its operations effective January 1, 2006, and changed the corporate segment reporting structure beginning with the first quarter of 2006.

As of and for the year ended December 31, 2005, the Company had three reportable segments: Digital & Film Imaging Systems (D&FIS), Health Group, and Graphic Communications Group.  The balance of the Company’s operations, which individually and in the aggregate did not meet the criteria of a reportable segment, were reported in All Other.  The bridge from the previous segment reporting to the new reporting structure is outlined below:

Consumer Digital Imaging Group Segment (CDG):  The Consumer Digital Imaging Group segment encompasses digital capture, kiosks, home printing systems, digital imaging services and imaging sensors.  This segment provides consumers and professionals with digital products and services.

Film and Photofinishing Systems Group Segment (FPG):  The Film and Photofinishing Systems Group segment encompasses consumer and professional film, photographic paper and photofinishing, aerial and industrial film, and entertainment products and services.  This segment provides consumers, professionals and cinematographers with traditional products and services.

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

Graphic Communications Group Segment  (GCG):  As of January 1, 2006, the Graphic Communications Group segment consists of Kodak Polychrome Graphics LLC (KPG), a leader in the graphic communications industry; Creo Inc., a premier supplier of prepress and workflow systems used by commercial printers worldwide; NexPress Solutions, Inc., a producer of digital color and black and white printing solutions; Kodak Versamark, Inc., a provider of continuous inkjet technology; and Encad, Inc., a maker of wide-format inkjet printers, inks and media.  Kodak’s Document Products and Services organization, which includes market-leading production and desktop document scanners, microfilm, worldwide service and support and business process services operations, is also part of this segment.

All Other:  All Other is composed of Kodak’s display business, inkjet systems, business development and other small, miscellaneous businesses.  The development initiatives in consumer inkjet technologies continue to be reported in All Other.

During the fourth quarter of 2005, the Company changed its methodology for allocating post employment benefit costs for retirees to the segments to which these costs are primarily attributable.  This reallocation had insignificant impacts on the individual line items comprising the consolidated and segment earnings (losses) from continuing operations before interest, other income (charges), net and income taxes, as amounts were reclassified between the (1) cost of goods sold, (2) selling, general and administrative expense, and (3) research and development costs expense lines.

Additionally, effective January 1, 2006, the Company changed its cost allocation methodologies related to distribution costs, indirect selling, general and administrative expenses, and corporate research and development costs.

The changes in cost allocation methodologies referred to above increased (decreased) segment earnings (losses) from continuing operations before interest, other income (charges), net and income taxes for the three months ended March 31, 2005 as follows:

(in millions)

Consumer Digital Imaging Group	$3
Film and Photofinishing Systems Group	14
Graphic Communications Group	(14)
Health Group	9
All Other	(12)

Consolidated impact	$—

Further, as described in Note 3, “Inventories, Net,” on January 1, 2006, the Company elected to change its method of costing its U.S. inventories from the LIFO method to the average cost method.  This change increased cost of goods sold for the three months ended March 31, 2005 for each of the segments as follows:

(in millions)

Consumer Digital Imaging Group	$4
Film and Photofinishing Systems Group	3
Graphic Communications Group	—
Health Group	1
All Other	—

Consolidated impact	$8

Prior period results have been adjusted to reflect the changes in segment reporting structure, the changes in cost allocation methodologies outlined above, and the change in inventory costing method.

SUMMARY

	Three Months Ended March 31

(in millions, except per share data)	2006	2005	Change

Net sales	$2,889	$2,832	+ 2%
Loss from continuing operations before interest, other income (charges), net and income taxes	(259)	(201)	- 29
Loss from continuing operations	(298)	(147)	-103
Earnings from discontinued operations	—	1
Net loss	(298)	(146)	-104
Basic and diluted net loss per share:
Continuing operations	(1.04)	(.51)	-104
Discontinued operations	—	—
Total	(1.04)	(.51)	-104

Net Sales from Continuing Operations by Reportable Segment and All Other

	Three Months Ended March 31

(in millions)	2006	2005	Change

Consumer Digital Imaging Group
Inside the U.S.	$275	$304	- 10%
Outside the U.S.	223	249	- 10

Total Consumer Digital Imaging Group	498	553	- 10

Film and Photofinishing Systems Group
Inside the U.S.	284	402	- 29
Outside the U.S.	632	866	- 27

Total Film and Photofinishing Systems Group	916	1,268	- 28

Graphic Communications Group
Inside the U.S.	313	156	+101
Outside the U.S.	557	212	+163

Total Graphic Communications Group	870	368	+136

Health Group
Inside the U.S.	233	245	- 5
Outside the U.S.	352	381	- 8

Total Health Group	585	626	- 7

All Other
Inside the U.S.	17	8	+113
Outside the U.S.	3	9	- 67

Total All Other	20	17	+ 18

Consolidated total	$2,889	$2,832	+ 2%

(Loss) Earnings from Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes by Reportable Segment and All Other

	Three Months Ended March 31

(in millions)	2006	2005	Change

Consumer Digital Imaging Group	$(94)	$(58)	- 62%
Percent of Sales	(19)%	(10)%
Film and Photofinishing Systems Group	$29	$71	- 59%
Percent of Sales	3%	6%
Graphic Communications Group	$31	$(34)	+191%
Percent of Sales	4%	(9)%
Health Group	$46	$78	- 41%
Percent of Sales	8%	12%
All Other	$(43)	$(52)	+ 17%
Percent of Sales	(215)%	(306)%

Total of segments	$(31)	$5	- 720%
Percent of Sales	(1)%	0%
Restructuring costs and other	(228)	(206)

Consolidated total	$(259)	$(201)	- 29%

(Loss) Earnings from Continuing Operations by Reportable Segment and All Other

	Three Months Ended March 31

(in millions)	2006	2005	Change

Consumer Digital Imaging Group	$(127)	$(50)	- 154%
Percent of Sales	(26)%	(9)%
Film and Photofinishing Systems Group	$44	$71	- 38%
Percent of Sales	5%	6%
Graphic Communications Group	$44	$(13)	+438%
Percent of Sales	5%	(4)%
Health Group	$69	$69	0%
Percent of Sales	12%	11%
All Other	$(51)	$(47)	- 9%
Percent of Sales	(255)%	(276)%

Total of segments	$(21)	$30	- 170%
Percent of Sales	(1)%	1%
Restructuring costs and other	(228)	(206)
Asset impairment	(4)	—
Interest expense	(62)	(38)
Other corporate items	11	5
Income tax effects on above items and taxes not allocated to above	6	62

Consolidated total	$(298)	$(147)	- 103%

COSTS AND EXPENSES

	Three Months Ended March 31

(in millions)	2006	2005	Change

Gross profit	$678	$691	- 2%
Percent of Sales	23.5%	24.4%
Selling, general and administrative expenses	$609	$581	+ 5%
Percent of Sales	21.1%	20.5%
Research and development costs	$183	$196	- 7%
Percent of Sales	6.3%	6.9%

2006 COMPARED WITH 2005

First Quarter

RESULTS OF OPERATIONS – CONTINUING OPERATIONS

CONSOLIDATED

Worldwide Revenues

Net worldwide sales were $2,889 million for the first quarter of 2006 as compared with $2,832 million for the first quarter of 2005, representing an increase of $57 million or 2%.  The increase in net sales was primarily due to the acquisitions of Kodak Polychrome Graphics (KPG) and Creo, which contributed $505 million or approximately 17.8 percentage points to first quarter sales.  This increase was partially offset by declines in volumes and declines in price/mix, which decreased first quarter sales by approximately 12.9 and 0.9 percentage points, respectively.  The decrease in volumes was primarily driven by declines in the consumer film capture Strategic Product Group (SPG), the photofinishing services SPG, the consumer output SPG, the consumer digital capture SPG and the digital output SPG within the Health Group segment.  The decrease in price/mix was primarily driven by the consumer film capture SPG, the home printing solutions SPG, the kiosk SPG, and the digital capture SPG within the Health Group segment.  First quarter sales were negatively impacted by foreign exchange, which decreased first quarter sales by $55 million or approximately 1.9 percentage points.

Net sales in the U.S. were $1,122 million for the first quarter of 2006 as compared with $1,115 million for the prior year quarter, representing an increase of $7 million, or 1%.  Net sales outside the U.S. were $1,767 million for the current quarter as compared with $1,717 million for the first quarter of 2005, representing an increase of $50 million, or 3%, which includes the negative impact of foreign currency fluctuations of $55 million, or approximately 3%.

Digital Strategic Product Groups’ Revenues

The Company’s digital product sales, including new technologies product sales, were $1,632 million for the first quarter of 2006 as compared with $1,259 million for the prior year quarter, representing an increase of $373 million, or 30%, primarily driven by the Creo and KPG acquisitions.  Product sales from new technologies, which are included in digital product sales, were $16 million for the first quarter of 2006 and $9 million for the first quarter of 2005.

Traditional Strategic Product Groups’ Revenues

Net sales of the Company’s traditional products were $1,257 million for the first quarter of 2006 as compared with $1,573 million for the prior year quarter, representing a decrease of $316 million, or 20%, primarily driven by declines in the consumer film capture SPG, the photofinishing services SPG and the consumer output SPG.

Foreign Revenues

The Company’s operations outside the U.S. are reported in three regions: (1) the Europe, Africa and Middle East region (EAMER), (2) the Asia Pacific region and (3) the Canada and Latin America region.  Net sales in the EAMER region were $897 million for the first quarter of 2006 as compared with $851 million for the prior year quarter, representing an increase of $46 million, or 5%.  The increase in net sales for the period included the unfavorable impact of foreign currency fluctuations of 6%.  Net sales in the Asia Pacific region were $558 million for the current quarter as compared with $578 million for the prior year quarter, representing a decrease of $20 million, or 3%.  The decrease in net sales for the period reflected the unfavorable impact of foreign currency fluctuations of 2%.  Net sales in the Canada and Latin America region were $312 million in the current quarter as compared with $288 million for the first quarter of 2005, representing an increase of $24 million, or 8%.  The increase in net sales for the period included the favorable impact of foreign currency fluctuations of 1%.

Gross Profit

Gross profit was $678 million for the first quarter of 2006 as compared with $691 million for the first quarter of 2005, representing a decrease of $13 million, or 2%.  The gross profit margin was 23.5% in the current quarter as compared with 24.4% in the prior year quarter.  The 0.9 percentage point decrease was primarily attributable to foreign exchange, which negatively impacted gross profit margins by approximately 1.1 percentage points.  Declines due to volume, driven primarily by the consumer film capture SPG, reduced gross profit margins by approximately 0.8 percentage points, while declines due to price/mix, which were primarily attributable to the consumer film capture SPG, the consumer digital capture SPG, the home printing solutions SPG, and the kiosk SPG, partially offset by the year-over-year increase in royalty income related to digital capture, reduced gross profit margins by approximately 0.7 percentage points.  Increased manufacturing costs, primarily driven by additional depreciation due to asset useful life changes made during the third quarter of 2005 and increased silver costs, partially offset by favorable cost reductions, reduced gross profit margins by approximately 0.5 percentage points.   These decreases were partially offset by the KPG and Creo acquisitions, which favorably impacted gross profit margins by approximately 2.2 percentage points.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) were $609 million for the first quarter of 2006 as compared with $581 million for the prior year quarter, representing an increase of $28 million, or 5%.  SG&A as a percentage of sales remained constant at 21% for the first quarter of 2006 as compared with the prior year quarter.  The absolute dollar increase in SG&A is primarily attributable to SG&A associated with the prior year acquisitions of KPG and Creo of $117 million, partially offset by favorable exchange of $12 million and significant ongoing cost reduction initiatives.

Research and Development Costs

Research and development costs (R&D) were $183 million for the first quarter of 2006 as compared with $196 million for the first quarter of 2005, representing a decrease of $13 million, or 7%.  R&D as a percentage of sales was 6% for the first quarter of 2006 as compared with the prior year quarter of 7%.  This decrease was primarily driven by significant spending reductions related to traditional products and services, partially offset by additional R&D expense of $18 million associated with the acquisitions of Creo and KPG.

Loss From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

The loss from continuing operations before interest, other income (charges), net and income taxes for the first quarter of 2006 was $259 million as compared with a loss of $201 million for the first quarter of 2005, representing an increased loss of $58 million.  This change is attributable to the reasons described above.

Interest Expense

Interest expense for the first quarter of 2006 was $62 million as compared with $38 million for the prior year quarter, representing an increase of $24 million, or 63%.  Higher interest expense is a result of increased levels of debt associated with the prior year acquisitions of KPG and Creo, and higher interest rates.

Other Income (Charges), Net

The other income (charges), net component includes principally investment income, income and losses from equity investments, gains and losses on the sales of assets and investments and foreign exchange gains and losses.  Other income for the current quarter was $26 million as compared with other income of $35 million for the first quarter of 2005.  The decrease of $9 million is primarily attributable to a year-over-year decline in equity income from joint ventures of approximately $21 million.  In the prior year period, the Company’s investment in KPG was accounted for under the equity method, and resulted in equity income of $21 million included in other income (charges), net.  KPG is now consolidated in the Company’s Statement of Operations and included in the Graphic Communications Group segment.  Also contributing to the decrease was a $4 million charge relating to an asset impairment in the current quarter.  Partially offsetting the charges and declines above were a gain on the exit from the Company’s investment in the SK Display joint venture of $7 million, and a year-over-year increase in interest income of $10 million.

Income Tax Provision (Benefit)

For the first quarter of 2006, the Company recorded a provision of $3 million on a pre-tax loss of $295 million, representing an effective rate of (1.0)%.  The difference of $106 million between the recorded provision of $3 million and the benefit of $103 million that would result from applying the U.S. statutory rate of 35.0% is outlined below.

For the first quarter of 2005, the Company recorded a benefit of $57 million on a pre-tax loss of $204 million, representing an effective rate of 27.9%.  The difference of $14 million between the recorded benefit of $57 million and the benefit of $71 million that would result from applying the U.S. statutory rate of 35.0% is outlined below.

(dollars in millions)		March 31, 2006	March 31, 2005

•	The ongoing impact of not providing any tax benefit on the losses incurred in the U.S., partially offset by the impact of the pre-tax earnings outside the U.S. being generated in jurisdictions with a net effective tax rate that is lower than the U.S. statutory rate	$44	$(1)
•	The Company recorded discrete pre-tax charges for restructuring and asset impairments totaling $232 million in the first quarter of 2006, relating to which the Company recorded a tax benefit of $33 million. This benefit differs from the benefit that would have resulted using the U.S. statutory rate of $81 million due to the fact that the restructuring charges recorded in the U.S. have not been benefited, combined with the fact that the charges recorded outside the U.S. have been incurred in jurisdictions that have a net tax rate that is lower than the U.S. statutory rate	48	—
•	The Company recorded discrete pre-tax charges for restructuring totaling $206 million in the first quarter of 2006, relating to which the Company recorded a tax benefit of $57. This benefit differs from the benefit that would have resulted using the U.S. statutory rate of $72 million due to the fact that the restructuring charges recorded outside the U.S. have been incurred in jurisdictions that have a net lower tax rate than the U.S. statutory rate	—	15
•	The Company recorded discrete tax charges in the first quarter of 2006 relating primarily to purchase accounting, tax rate changes and impacts from the ongoing tax audits with respect to open tax years	14	—

Total difference resulting from the Company’s effective tax rate vs. the U.S. statutory rate		$106	$14

The Company’s effective tax rate will change throughout 2006 primarily as a result of (1) the mix of losses generated within the U.S., which will not be benefited, and the earnings that will be generated outside the U.S., (2) the tax impacts of the Company’s ongoing restructuring activity under its 2004 – 2007 Restructuring Program, which will be based on the specific tax jurisdictions in which those charges are incurred, and (3) other nonrecurring, discrete factors.

Loss From Continuing Operations

The loss from continuing operations for the first quarter of 2006 was $298 million, or $1.04 per basic and diluted share, as compared with a loss from continuing operations for the first quarter of 2005 of $147 million, or $.51 per basic and diluted share, representing a decrease in earnings of $151 million.  This decrease in earnings from continuing operations is attributable to the reasons described above.

CONSUMER DIGITAL IMAGING GROUP

Worldwide Revenues

Net worldwide sales for the Consumer Digital Imaging Group (CDG) segment were $498 million for the first quarter of 2006 as compared with $553 million for the first quarter of 2005, representing a decrease of $55 million, or 10%.  The decrease in net sales was comprised of: (1) lower volumes, which decreased first quarter sales by approximately 7.9 percentage points, driven primarily by declines in the consumer digital capture SPG,  (2) declines related to negative price/mix, which reduced net sales by approximately 0.5 percentage points, driven primarily by the kiosk SPG and the home printing solutions SPG, and, (3) unfavorable exchange, which decreased net sales by approximately 1.6 percentage points.

CDG segment net sales in the U.S. were $275 million for the current quarter as compared with $304 million for the first quarter of 2005, representing a decrease of $29 million, or 10%.  CDG segment net sales outside the U.S. were $223 million for the first quarter of 2006 as compared with $249 million for the prior year quarter, representing a decrease of $26 million, or 10%.

Net worldwide sales of consumer digital capture products, which include consumer digital cameras, accessories, memory products, image sensors, and royalties, decreased 11% in the first quarter of 2006 as compared with the prior year quarter, primarily reflecting volume decreases due to higher retailer inventory on an industry-wide basis and unfavorable exchange, partially offset by positive price/mix.  For digital still cameras, Kodak remains in the top three market position on a worldwide basis through February.

Net worldwide sales of picture maker kiosks/media decreased 9% in the first quarter of 2006 as compared with the first quarter of 2005, as a result of negative price/mix driven by significant thermal media product price reductions implemented during the second half of 2005 and unfavorable exchange, partially offset by volume increases resulting from higher consumables usage.

Net worldwide sales of the home printing solutions SPG, which includes inkjet photo paper and printer docks/media, decreased 14% in the current quarter as compared with the first quarter of 2005 driven by unfavorable price/mix due to significant thermal media product price reductions implemented during the second half of 2005 and negative foreign exchange, partially offset by volume increases.  Through February, Kodak’s printer dock product continues to maintain leading market share positions on a weighted average basis in six key countries where market share is measured.

Gross Profit

Gross profit for the CDG segment was $80 million for the first quarter of 2006 as compared with $104 million for the prior year quarter, representing a decrease of $24 million or 23%.  The gross profit margin was 16.1% in the current quarter as compared with 18.8% in the prior year quarter.  The 2.7 percentage point decrease was primarily attributable to price/mix declines primarily driven by the consumer digital capture SPG, the home printing solutions SPG, and the kiosk SPG, partially offset by the year-over-year increase in royalty income related to digital capture, which in total reduced gross profit margins by approximately 3.2 percentage points, and foreign exchange, which negatively impacted gross profit margins by approximately 1.5 percentage points, partially offset by reduced manufacturing-related costs, which positively impacted gross profit margins by approximately 2.1 percentage points.

Selling, General and Administrative Expenses

SG&A expenses for the CDG segment increased $10 million, or 9%, from $116 million in the first quarter of 2005 to $126 million in the current quarter, and increased as a percentage of sales from 21% for the first quarter of 2005 to 25% for the current quarter.  This increase was primarily driven by advertising costs.

Research and Development Costs

R&D costs for the CDG segment increased $2 million, or 4%, from $45 million in the first quarter of 2005 to $47 million in the current quarter and increased as a percentage of sales from 8% in the prior year quarter to 9%.

Loss From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

The loss from continuing operations before interest, other income (charges), net and income taxes for the CDG segment was $94 million in the first quarter of 2006 compared with a loss of $58 million in the first quarter of 2005, representing a decrease in earnings of $36 million or 62%, as a result of the factors described above.

FILM AND PHOTOFINISHING SYSTEMS GROUP

Worldwide Revenues

Net worldwide sales for the Film and Photofinishing Systems Group (FPG) segment were $916 million for the first quarter of 2006 as compared with $1,268 million for the first quarter of 2005, representing a decrease of $352 million, or 28%.  The decrease in net sales was comprised of lower volumes driven primarily by declines in the consumer film capture SPG, the consumer output SPG, and the photofinishing services SPG, which decreased first quarter sales by approximately 24.6 percentage points, and declines related to negative price/mix, driven primarily by the consumer film capture SPG and the entertainment imaging SPG, which reduced net sales by approximately 1.5 percentage points.  Unfavorable foreign exchange also decreased net sales by approximately 1.7 percentage points.

FPG segment net sales in the U.S. were $284 million for the current quarter as compared with $402 million for the first quarter of 2005, representing a decrease of $118 million, or 29%.  FPG segment net sales outside the U.S. were $632 million for the first quarter of 2006 as compared with $866 million for the prior year quarter, representing a decrease of $234 million, or 27%.

Net worldwide sales of the consumer film capture SPG, including consumer roll film (35mm and APS film), one-time-use cameras (OTUC), professional films, reloadable traditional film cameras and batteries/videotape, decreased 36% in the first quarter of 2006 as compared with the first quarter of 2005, primarily reflecting industry volume declines, negative price/mix, and unfavorable exchange.

Net worldwide sales for the consumer and professional output SPGs, which includes retail and wholesale color negative paper, photochemicals, and retail equipment service, decreased 25% in the first quarter of 2006 as compared with the first quarter of 2005, primarily reflecting volume declines and unfavorable exchange.

Net worldwide sales for the photofinishing services SPG, which includes equipment and photofinishing services at Qualex in the U.S. and CIS (Consumer Imaging Services) outside the U.S., decreased 50% in the first quarter of 2006 as compared with the first quarter of 2005, reflecting continuing volume declines, product portfolio changes and unfavorable exchange.

Net worldwide sales for the entertainment imaging SPGs, including origination and print films for the entertainment industry decreased 7%, primarily reflecting volume declines, unfavorable price/mix, and unfavorable exchange.  More conservative release strategies by major studios and an increase in the proportion of independent versus studio feature film releases contributed to this decline.

Gross Profit

Gross profit for the FPG segment was $215 million for the first quarter of 2006 as compared with $352 million for the prior year quarter, representing a decrease of $137 million or 39%.  The gross profit margin was 23.5% in the current quarter as compared with 27.8% in the prior year quarter.  The 4.3 percentage point decrease was primarily attributable to higher year-over-year depreciation charges due to the asset useful life changes in the third quarter of 2005.  Higher silver prices, negative foreign exchange, and volume declines were more than offset by favorable manufacturing productivity and improvements in price/mix in the consumer output and aerial and industrial imaging SPGs.

Selling, General and Administrative Expenses

SG&A expenses for the FPG segment decreased $80 million, or 31%, from $255 million in the first quarter of 2005 to $175 million in the current quarter, and decreased as a percentage of sales from 20% in the prior year quarter to 19% in the current quarter.  The decline in SG&A was attributable to the impacts of focused cost reduction actions and advertising reductions.

Research and Development Costs

R&D costs for the FPG segment decreased $16 million, or 62%, from $26 million in the first quarter of 2005 to $10 million in the current quarter and decreased as a percentage of sales from 2% in the prior year quarter to 1% in the current quarter.  The decrease in R&D was primarily attributable to reductions in spending related to traditional products and services.

Earnings From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

Earnings from continuing operations before interest, other income (charges), net and income taxes for the FPG segment were $29 million in the first quarter of 2006 compared with $71 million in the first quarter of 2005, representing a decrease of $42 million or 59%, as a result of the factors described above.

GRAPHIC COMMUNICATIONS GROUP

The Graphic Communications Group (GCG) segment serves a variety of customers in the in-plant, data center, commercial printing, packaging, newspaper and digital service bureau markets with a range of software and hardware products that provide customers with a range of solutions for prepress, traditional and digital printing, and document scanning and multi-vendor IT services.

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

On June 15, 2005, the Company completed the acquisition of Creo Inc. (Creo), a premier supplier of prepress and workflow systems used by commercial printers around the world.  The acquisition of Creo uniquely positions the Company to be the preferred partner for its customers, helping them improve efficiency, expand their offerings and grow their businesses.  The Company paid $954 million (excluding approximately $13 million in transaction related costs), or $16.50 per share, for all of the outstanding shares of Creo.  The Company used its bank lines to initially fund the acquisition, which has been refinanced with a term loan under the Company’s Secured Credit Agreement.  Creo’s extensive solutions portfolio is now part of the Company’s Graphic Communications Group segment.

Worldwide Revenues

Net worldwide sales for the Graphic Communications Group segment were $870 million for the first quarter of 2006 as compared with $368 million for the prior year quarter, representing an increase of $502 million, or 136%.  The increase in net sales was primarily due to the KPG and Creo acquisitions, which together contributed $505 million in sales.

Net sales in the U.S. were $313 million for the current quarter as compared with $156 million for the prior year quarter, representing an increase of $157 million, or 101%.  Net sales outside the U.S. were $557 million in the first quarter of 2006 as compared with $212 million for the prior year quarter, representing an increase of $345 million, or 163%, which includes a decrease of $7 million or 3% unfavorable impact from exchange.

Digital Strategic Product Groups’ Revenues

The Graphic Communications Group segment digital product sales are comprised of KPG digital revenues; NexPress Solutions, a producer of digital color and black and white printing solutions; Creo, a supplier of prepress and workflow systems; Kodak Versamark, a provider of continuous inkjet technology; document scanners; Encad, a maker of wide-format inkjet printers, inks and media; and service and support.

Digital product sales for the Graphic Communications Group segment were $732 million for the first quarter of 2006 as compared with $299 million for the prior year quarter, representing an increase of $433 million, or 145%.  The increase in digital product sales was primarily attributable to the acquisitions of KPG and Creo.

Net worldwide sales for NexPress color and black and white products increased 14% driven by strong volume increases partially offset by unfavorable foreign exchange.  The installed base of digital production color presses continues to grow and increases in customer average monthly page volumes are leading to higher sales of consumables.

Sales of Kodak Versamark products and services decreased 9% in the current quarter as compared with the first quarter of 2005, due to volume and mix.

Traditional Strategic Product Groups’ Revenues

Segment traditional product sales are primarily comprised of sales of traditional graphics products, KPG’s analog plates and other films, and microfilm products.  These sales were $138 million for the current quarter compared with $69 million for the prior year quarter, representing an increase of $69 million, or 100%.  The increase in sales was primarily attributable to the acquisition of KPG.

Gross Profit

Gross profit for the Graphic Communications Group segment was $255 million for the first quarter of 2006 as compared with $84 million in the prior year quarter, representing an increase of $171 million, or 204%.  The gross profit margin was 29.3% in the current quarter as compared with 22.8% in the prior year quarter.  The increase in the gross profit margin of 6.5 percentage points was primarily attributable to: (1) the acquisitions of Creo and KPG, which increased gross profit margins by approximately 6.2 percentage points, and (2) reductions in manufacturing and other costs, which increased gross profit margins by approximately 1.7 percentage points.  These positive impacts were partially offset by negative impacts from: (1) declines in price/mix, primarily driven by the Encad, Versamark and NexPress businesses, which reduced gross profit margins by approximately 1.1 percentage points, and (2) unfavorable exchange, which decreased gross profit margins by approximately 0.3 percentage points.

Selling, General and Administrative Expenses

SG&A expenses for the Graphic Communications Group segment were $176 million for the first quarter of 2006 as compared with $82 million in the prior year quarter, representing an increase of $94 million, or 115%, and decreased as a percentage of sales from 22% to 20%.  The increase in SG&A in absolute dollars is attributable to the acquisitions of KPG and Creo, while the decrease in SG&A as a percentage of sales is primarily attributable to the fact that KPG and Creo generally have lower SG&A costs as a percent of sales.

Research and Development Costs

First quarter R&D costs for the Graphic Communications Group segment increased $10 million, or 27%, from $37 million for the first quarter of 2005 to $47 million for the current quarter, and decreased as a percentage of sales from 10% for the first quarter of 2005 to 5% for the current quarter.  The dollar increase was primarily driven by increased R&D costs associated with acquired businesses of $18 million, partially offset by integration synergies and reduced spending on other GCG products.

Earnings (Loss) From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

Earnings from continuing operations before interest, other income (charges), net and income taxes for the Graphic Communications Group segment were $31 million in the first quarter of 2006 compared with a loss of $34 million in the first quarter of 2005.  This increase in earnings is attributable to the reasons outlined above.

HEALTH GROUP

Worldwide Revenues

Net worldwide sales for the Health Group segment were $585 million for the first quarter of 2006 as compared with $626 million for the prior year quarter, representing a decrease of $41 million, or 7%.  The decrease in sales was attributable to decreases in volume of approximately 3.2 percentage points, primarily driven by the digital output and traditional medical film SPGs, partially offset by the growth in digital capture, dental, and healthcare information SPGs.  Price/mix decreases reduced first quarter sales by approximately 0.5 percentage points, primarily driven by the digital capture SPG.  Additionally, unfavorable exchange negatively impacted first quarter sales by approximately 2.9 percentage points.

Net sales in the U.S. were $233 million for the current quarter as compared with $245 million for the first quarter of 2005, representing a decrease of $12 million, or 5%.  Net sales outside the U.S. were $352 million for the first quarter of 2006 as compared with $381 million for the prior year quarter, representing a decrease of $29 million, or 8%, which includes a decline of 5% from the unfavorable impact of exchange.

Digital Strategic Product Groups’ Revenues

Health Group segment digital sales, which include digital output (DryView laser imagers/media and wet laser printers/media), digital capture equipment (computed radiography and digital radiography systems), services, dental systems (practice management software and digital radiography capture equipment) and healthcare information systems (Picture Archiving and Communications Systems (PACS)), were $386 million for the current quarter as compared with $397 million for the first quarter of 2005, representing a decrease of $11 million, or 3%.  This sales decline was driven by lower volumes in the digital output SPG, partially offset by volume growth in the digital capture, dental systems, and healthcare information systems SPGs.

Traditional Strategic Product Groups’ Revenues

Segment traditional product sales, including analog film, equipment, service, and chemistry, were $199 million for the current quarter as compared with $229 million for the first quarter of 2005, representing a decrease of $30 million, or 13%.  Sales reflect volume declines and negative price/mix.

Gross Profit

Gross profit for the Health Group segment was $207 million for the first quarter of 2006 as compared with $240 million in the prior year quarter, representing a decrease of $33 million, or 14%.  The gross profit margin was 35.4% in the current quarter as compared with 38.3% in the first quarter of 2005.  The decrease in the gross profit margin of 2.9 percentage points was principally attributable to: (1) price/mix, which negatively impacted gross profit margins by 1.7 percentage points primarily driven by the digital capture SPG,  (2) an increase in manufacturing cost, which decreased gross profit margins by 0.7 percentage points, primarily reflecting higher silver and raw material costs, and (3) unfavorable exchange, which reduced gross profit margins by approximately 0.6 percentage points.

Selling, General and Administrative Expenses

SG&A expenses for the Health Group segment increased $6 million, or 5%, from $118 million in the first quarter of 2005 to $124 million for the current quarter, and increased as a percentage of sales from 19% in the prior year quarter to 21% in the current year quarter.  The increase in SG&A expenses is attributable to increased receivables reserves, selling expenses, and legal settlements.

Research and Development Costs

First quarter R&D costs decreased $7 million, or 16%, from $44 million in the first quarter of 2005 to $37 million, and decreased as a percentage of sales from 7% in the prior year quarter to 6% in the current year quarter.  This decrease was primarily driven by the write-off of $2 million of purchased in-process R&D in the first quarter of 2005 related to the acquisition of OREX Computed Radiography Ltd., and by development costs incurred during the first quarter of 2005 related to products which were completed and launched in the latter part of 2005

Earnings From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

Earnings from continuing operations before interest, other income (charges), net and income taxes for the Health segment decreased $32 million, or 41%, from $78 million for the prior year quarter to $46 million for the first quarter of 2006 due to the reasons described above.

ALL OTHER

Worldwide Revenues

Net worldwide sales for All Other were $20 million for the first quarter of 2006 as compared with $17 million for the first quarter of 2005, representing an increase of $3 million, or 18%.  Net sales in the U.S. were $17 million for the first quarter of 2006 as compared with $8 million for the prior year quarter, representing an increase of $9 million, or 113%.  Net sales outside the U.S. were $3 million in the first quarter of 2006 as compared with $9 million in the prior year quarter, representing a decrease of $6 million, or 67%.

Loss From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

The loss from continuing operations before interest, other income (charges), net and income taxes for All Other was $43 million in the current quarter as compared with a loss of $52 million in the first quarter of 2005.  These losses are primarily driven by digital investments, which include the inkjet and display programs.

NET LOSS

The net loss for the first quarter of 2006 was $298 million, or a loss of $1.04 per basic and diluted share, as compared with a net loss for the first quarter of 2005 of $146 million, or $.51 per basic and diluted share, representing a decrease of $152 million or 104%.  This decrease in earnings is attributable to the reasons outlined above.

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

Restructuring Programs Summary

The activity in the accrued restructuring balances and the non-cash charges incurred in relation to all of the restructuring programs described below were as follows for the first quarter of 2006:

(in millions)	Balance Dec. 31, 2005	Costs Incurred	Reversals (1)	Cash Payments	Non- cash Settlements	Other Adjustments and Reclasses (2)	Balance Mar. 31, 2006

2004-2007 Restructuring Program:
Severance reserve	$271	$90	$(1)	$(97)	$—	$6	$269
Exit costs reserve	23	19	—	(14)	—	1	29

Total reserve	$294	$109	$(1)	$(111)	$—	$7	$298

Long-lived asset impairments and inventory write-downs	$—	$38	$—	$—	$(38)	$—	$—

Accelerated depreciation	$—	$82	$—	$—	$(82)	$—	$—

Pre-2004 Restructuring Programs:
Severance reserve	$2	$—	$—	$(1)	$—	$—	$1
Exit costs reserve	13	—	—	(1)	—	—	12

Total reserve	$15	$—	$—	$(2)	$—	$—	$13

Total of all restructuring programs	$309	$229	$(1)	$(113)	$(120)	$7	$311

(1)

During the three months ended March 31, 2006, the Company reversed $1 million of severance reserves, as severance payments were less than originally estimated.  These reserve reversals were included in restructuring costs and other in the accompanying Consolidated Statement of Operations for the three months ended March 31, 2006.

(2)

The total restructuring charges of $229 million include: (1) pension and other postretirement charges and credits for curtailments, settlements and special termination benefits, and (2) environmental remediation charges that resulted from the Company’s ongoing restructuring actions.  However, because the impact of these charges and credits relate to the accounting for pensions, other postretirement benefits, and environmental remediation costs, the related impacts on the Consolidated Statement of Financial Position are reflected in their respective components as opposed to within the accrued restructuring balances at March 31, 2006.  Accordingly, the Other Adjustments and Reclasses column of the table above includes: (1) reclassifications to Other long-term assets and Pension and other postretirement liabilities for the position elimination-related impacts on the Company’s pension and other postretirement employee benefit plan arrangements, including net curtailment losses, net settlement gains, and special termination benefits of $(2) million, and (2) reclassifications to Other long-term liabilities for the restructuring-related impacts on the Company’s environmental remediation liabilities of $(5) million.  Additionally, the Other Adjustments and Reclasses column of the table above includes: (1) adjustments to the restructuring reserves of $11 million related to the KPG and Creo purchase accounting impacts that were charged appropriately to Goodwill as opposed to Restructuring charges, and (2) foreign currency translation adjustments of $3 million, which are reflected in Accumulated other comprehensive loss in the Consolidated Statement of Financial Position.

The costs incurred, net of reversals, which total $228 million for the three months ended March 31, 2006, include $82 million and $1 million of charges related to accelerated depreciation and inventory write-downs that were reported in cost of goods sold in the accompanying Consolidated Statement of Operations for the three months ended March 31, 2006.  The remaining costs incurred, net of reversals, of $145 million were reported as restructuring costs and other in the accompanying Consolidated Statement of Operations for the three months ended March 31, 2006.    The severance costs and exit costs require the outlay of cash, while long-lived asset impairments, accelerated depreciation and inventory write-downs represent non-cash items.

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

On July 20, 2005, the Company announced that it would extend the restructuring activity, originally announced in January 2004, as part of its efforts to accelerate its digital transformation and to respond to a faster-than-expected decline in consumer film sales.  The Company now plans to increase the total employment reduction to a range of 22,500 to 25,000 positions, and to reduce its traditional manufacturing infrastructure to approximately $1 billion, compared with $2.9 billion as of December 31, 2004.  These changes are expected to increase the total charges under the Program to a range of $2.7 billion to $3.0 billion.  When largely completed by the middle of 2007, these activities will result in a business model consistent with what is necessary to compete profitably in digital markets.  As a result of this announcement, this program has been renamed the “2004-2007 Restructuring Program.”

The Company implemented certain actions under the Program during the first quarter of 2006.  As a result of these actions, the Company recorded charges of $147 million in the first quarter of 2006, which were composed of severance, long-lived asset impairments, exit costs and inventory write-downs of $90 million, $37 million, $19 million and $1 million, respectively.  The severance costs related to the elimination of approximately 1,175 positions, including approximately 125 photofinishing, 650 manufacturing, 75 research and development and 325 administrative positions.  The geographic composition of the positions to be eliminated includes approximately 600 in the United States and Canada and 575 throughout the rest of the world.  Included in the 1,175 positions are approximately 75 positions related to KPG and Creo, which were acquired in 2005.  The severance related to these positions was recorded as part of the purchase accounting related to these acquisitions.  The reduction of the 1,175 positions and the $109 million charges for severance and exit costs are reflected in the 2004-2007 Restructuring Program table below.  The $37 million charge in the first quarter for long-lived asset impairments were included in restructuring costs and other in the accompanying Consolidated Statement of Operations for the three months ended March 31, 2006, respectively.  The charges taken for inventory write-downs of $1 million were reported in cost of goods sold in the accompanying Consolidated Statement of Operations for the three months ended March 31, 2006.

As a result of initiatives implemented under the 2004-2007 Restructuring Program, the Company also recorded $82 million of accelerated depreciation on long-lived assets in cost of goods sold in the accompanying Consolidated Statement of Operations for the three months ended March 31, 2006.  The accelerated depreciation relates to long-lived assets accounted for under the held and used model of SFAS No. 144.  The total amount of $82 million relates to $4 million of photofinishing facilities and equipment and $78 million of manufacturing facilities and equipment that will be used until their abandonment.  The Company will incur approximately $77 million of accelerated depreciation in the second quarter of 2006 as a result of the initiatives already implemented under the 2004-2007 Restructuring Program.

Under this Program, on a life-to-date basis as of March 31, 2006, the Company has recorded charges of $2,188 million, which was composed of severance, long-lived asset impairments, exit costs, inventory write-downs and accelerated depreciation of $1,005 million, $299 million, $202 million, $57 million and $625 million, respectively.  The severance costs related to the elimination of approximately 18,925 positions, including approximately 5,825 photofinishing, 8,600 manufacturing, 1,075 research and development and 3,425 administrative positions.

The following table summarizes the activity with respect to the charges recorded in connection with the focused cost reduction actions that the Company has committed to under the 2004-2007 Restructuring Program and the remaining balances in the related reserves at March 31, 2006:

(dollars in millions)	Number of Employees	Severance Reserve	Exit Costs Reserve	Total	Long-lived Asset Impairments and Inventory Write-downs	Accelerated Depreciation

2004 charges	9,625	$418	$99	$517	$157	$152
2004 reversals	—	(6)	(1)	(7)	—	—
2004 utilization	(5,175)	(169)	(47)	(216)	(157)	(152)
2004 other adj. & reclasses	—	24	(15)	9	—	—

Balance at 12/31/04	4,450	267	36	303	—	—
2005 charges	8,125	497	84	581	161	391
2005 reversals	—	(3)	(6)	(9)	—	—
2005 utilization	(10,225)	(377)	(95)	(472)	(161)	(391)
2005 other adj. & reclasses	—	(113)	4	(109)	—	—

Balance at 12/31/05	2,350	271	23	294	—	—
Q1, 2006 charges	1,175	90	19	109	38	82
Q1, 2006 reversals	—	(1)	—	(1)	—	—
Q1, 2006 utilization	(1,425)	(97)	(14)	(111)	(38)	(82)
Q1, 2006 other adj. & reclasses	—	6	1	7	—	—

Balance at 03/31/06	2,100	$269	$29	$298	$—	$—

As a result of the initiatives already implemented under the 2004-2007 Restructuring Program, severance payments will be paid during periods through 2007 since, in many instances, the employees whose positions were eliminated can elect or are required to receive their payments over an extended period of time.  Most exit costs have been paid or will be paid during 2006.  However, certain costs, such as long-term lease payments, will be paid over periods after 2006.

The charges of $229 million recorded in the first quarter of 2006, excluding reversals, included $40 million applicable to the Film and Photofinishing Systems Group segment, $8 million applicable to the Health Group segment, $12 million applicable to the Graphic Communications Group segment, and $28 million applicable to All Other.  The balance of $141 million was applicable to manufacturing, research and development, and administrative functions, which are shared across all segments.

The restructuring actions implemented during the first quarter of 2006 under the 2004-2007 Restructuring Program are expected to generate future annual cost savings of approximately $97 million and future annual cash savings of approximately $82 million.  These cost savings began to be realized by the Company beginning in the first quarter of 2006, and are expected to be fully realized by the end of 2006 as most of the actions and severance payouts are completed.  These total cost savings are expected to reduce future cost of goods sold, SG&A, and R&D expenses by approximately $66 million, $7 million, and $24 million, respectively.

Based on all of the actions taken to date under the 2004-2007 Restructuring Program, the program is expected to generate annual cost savings of approximately $1,081 million, including annual cash savings of $1,033 million, as compared with pre-program levels.  The Company began realizing these savings in the second quarter of 2004, and expects the savings to be fully realized by the end of 2006 as most of the actions and severance payouts are completed.  These total cost savings are expected to reduce cost of goods sold, SG&A, and R&D expenses by approximately $732 million, $226 million, and $123 million, respectively.

The above savings estimates are based primarily on objective data related to the Company’s severance actions.  Savings resulting from facility closures and other non-severance actions that are more difficult to quantify are not included.  The Company reaffirms its estimate of total annual cost savings including both employee-related costs and facility-related costs under the extended 2004-2007 Restructuring Program of $1.6 billion to $1.8 billion, as announced in July 2005, and does not expect the final annual cost savings to differ materially from this estimate.

Pre-2004 Restructuring Programs

At March 31, 2006, the Company had remaining severance and exit costs reserves of $1 million and $12 million, respectively, relating to restructuring plans committed to or executed prior to 2004.

The remaining severance payments relate to initiatives already implemented under the Pre-2004 Restructuring Programs and have been or will be paid out during 2006 since, in many instances, the employees whose positions were eliminated can elect or are required to receive their severance payments over an extended period of time.  Most of the remaining exit costs reserves represent long-term lease payments, which will continue to be paid over periods throughout and after 2006.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Activity
The Company’s cash and cash equivalents decreased $588 million to $1,077 million at March 31, 2006.  The decrease resulted primarily from $481 million of net cash used in operating activities, $96 million of net cash used in investing activities, and $19 million of net cash used in financing activities.

The net cash used in operating activities of $481 million was primarily attributable to increases in inventories of $216 million and a decrease in liabilities excluding borrowings of $515 million, which included $135 million of payments for restructuring-related severance benefits and exit costs.  The increase in inventories is primarily due to: 1) seasonal build of inventory in preparation for the second and third quarter sales volumes; and 2) seasonally lower first quarter 2006 sales compared with fourth quarter 2005.  The decrease in liabilities is primarily due to payment of incentive compensation accruals, payment of trade payables for inventories and royalty payments.  These uses of cash were partially offset by decreases in receivables of $296 million.  The decrease in receivables is a result of seasonally lower sales levels in the three month period ended March 31, 2006 compared with fourth quarter 2005 sales.  In addition, the company’s net loss of $298 million, which, when adjusted for depreciation and amortization, the loss on sales of businesses/assets, restructuring costs, asset impairments and other non-cash charges, and benefit for deferred taxes, provided $74 million of operating cash.

The net cash used in investing activities of $96 million was utilized primarily for capital expenditures of $93 million.  The net cash used in financing activities of $19 million was the result of a net decrease in borrowings.

The Company’s primary uses of cash include restructuring payments, debt payments, capital additions, dividend payments, employee benefit plan payments/contributions, and working capital needs.

Capital additions were $93 million in the first quarter of 2006, with the majority of the spending supporting new products, manufacturing productivity and quality improvements, infrastructure improvements, equipment placements with customers, and ongoing environmental and safety initiatives.  For the year ending December 31, 2006, the Company expects capital additions of less than $500 million.

During the first quarter of 2006, the Company expended $135 million against restructuring reserves and pension and other postretirement liabilities, primarily for the payment of severance benefits.  Employees whose positions were eliminated could elect to receive severance payments for up to two years following their date of termination.

As a result of the cumulative impact of the ongoing position eliminations under its Pre-2004 and 2004-2007 Restructuring Programs as disclosed in Note 8 and above as part of Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company incurred curtailment and settlement gains and losses with respect to certain of its retirement plans in 2006.  These curtailment events resulted in the remeasurement of the respective plans’ obligations, which impacted the accounting for the additional minimum pension liabilities.  As a result of these remeasurements, the Company was required to decrease its additional minimum pension liabilities by $220 million during 2006.  This decrease is reflected in the pension and other postretirement liabilities component within the accompanying Consolidated Statement of Financial Position as of March 31, 2006.  The net-of-tax amount of $152 million relating to the decrease of the additional minimum pension liabilities is reflected in the accumulated other comprehensive loss component within the accompanying Consolidated Statement of Financial Position as of March 31, 2006.  The related decrease in the long-term deferred tax asset of $68 million was reflected in the other long-term assets component within the accompanying Consolidated Statement of Financial Position as of March 31, 2006.

The Company has a dividend policy whereby it makes semi-annual payments which, when declared, will be paid on the Company’s 10th business day each July and December to shareholders of record on the close of the first business day of the preceding month.

The Company made contributions (funded plans) or paid benefits (unfunded plans) totaling approximately $61 million relating to its major U.S. and non-U.S. defined benefit pension plans in the first quarter of 2006.  The Company expects its contribution (funded plans) and benefit payment (unfunded plans) requirements for its major U.S. and non-U.S. defined benefit pension plans for the balance of 2006 to be approximately $91 million.

The Company paid benefits totaling approximately $62 million relating to its U.S., United Kingdom and Canada postretirement benefit plans in the first quarter of 2006.  The Company expects to pay benefits of $197 million for its U.S., United Kingdom and Canada postretirement plans for the balance of 2006.

The Company believes that its cash flow from operations, in addition to asset sales and intellectual property monetization, will be sufficient to cover its working capital and capital investment needs and the funds required for future debt reduction, restructuring payments, dividend payments, employee benefit plan payments/contributions, and modest acquisitions.  The Company’s cash balances and its financing arrangements will be used to bridge timing differences between expenditures and cash generated from operations.

Short-Term Borrowings
As of March 31, 2006, the Company and its subsidiaries, on a consolidated basis, maintained $1,139 million in committed bank lines of credit and $766 million in uncommitted bank lines of credit to ensure continued access to short-term borrowing capacity.

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

The 5-Year Revolving Credit Facility can be used by Eastman Kodak Company (U.S. Borrower) for general corporate purposes including the issuance of letters of credit.  Amounts available under the facility can be borrowed, repaid and re-borrowed throughout the term of the facility provided the Company remains in compliance with covenants contained in the Secured Credit Agreement.  As of March 31, 2006, there was no debt outstanding and $112 million of letters of credit issued under this facility.  During April 2006, the Company issued additional letters of credit of $23 million to support environmental liabilities.

Under the Term Facilities, $1.2 billion was borrowed at closing primarily to refinance debt originally issued under the Company’s previous $1.225 billion 5-Year Facility to finance the acquisition of Creo Inc. on June 15, 2005.  The $1.2 billion consisted of a $920 million 7-Year Term Loan to the U.S. Borrower and $280 million 7-Year Term Loan to Kodak Graphic Communications Canada Company (KGCCC or, the Canadian Borrower).  At March 31, 2006, the balances reported in long-term debt, net of current portion, on the Consolidated Statement of Financial Position were $918 million and $279 million for the U.S. Borrower and the Canadian Borrower, respectively.  The Secured Credit Agreement requires mandatory quarterly prepayment of .25% of the outstanding advances.  Debt issue costs incurred of approximately $57 million associated with the Secured Credit Facilities were recorded as an asset and are being amortized over the life of the borrowings.  The remaining $500 million under the Term Facilities is committed by the Lenders and available to the U.S. Borrower, through June 15, 2006.  For this $500 million commitment, a 1.50% annual fee is paid on the unused amount to the Lenders.

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

Material Subsidiaries are defined as those subsidiaries with revenues or assets constituting 5 percent or more of the consolidated revenues or assets of the corresponding borrower.  Material Subsidiaries are determined on an annual basis under the Secured Credit Agreement.

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

Interest rates for borrowings under the Secured Credit Agreement are dependent on the Company’s Long-Term Senior Secured Credit Rating.  The Secured Credit Agreement contains various affirmative and negative covenants customary in a facility of this type, including two quarterly financial covenants: (1) a consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated interest expense (subject to adjustments to exclude interest expense not related to borrowed money) ratio, on a rolling four-quarter basis, of no less than 3 to 1, and (2) a consolidated debt for borrowed money to consolidated EBITDA (subject to adjustments to exclude any extraordinary income or losses, as defined by the Secured Credit Agreement, interest income and certain non-cash items of income and expense) ratio of not greater than:  4.75 to 1 as of December 31, 2005; 4.50 to 1 as of March 31, 2006; 4.25 to 1 as of June 30, 2006; 4.00 to 1 as of September 30, 2006; and 3.50 to 1 as of December 31, 2006 and thereafter.

As of March 31, 2006, the Company’s consolidated debt to EBITDA ratio was 2.76 and the consolidated EBITDA to consolidated interest ratio was 5.80.  Consolidated EBITDA and consolidated interest expense, as adjusted, are non-GAAP financial measures.  The Company believes that the presentation of the consolidated debt to EBITDA and EBITDA to consolidated interest expense financial measures is useful information to investors, as it provides information as to how the Company actually performed against the financial restrictions and requirements under the Secured Credit Facilities, and how much headroom the Company has within these covenants.

The following table reconciles EBITDA, as included in the computation of the consolidated debt to EBITDA ratio under the Secured Credit Agreement covenants, to the most directly comparable GAAP measure of loss from continuing operations before interest, other income (charges), net and income taxes:

(in millions)	Rolling Four Quarter Total	First Quarter 2006	Fourth Quarter 2005	Third Quarter 2005	Second Quarter 2005

Net loss	$(1,413)	$(298)	$(46)	$(914)	$(155)
Plus:
Interest expense	235	62	67	57	49
Provision (benefit) for income taxes	616	3	(46)	728	(69)
Depreciation and amortization	1,506	371	465	396	274
Non-cash restructuring charges and asset write-downs/impairments	389	56	109	52	172
Loss from cumulative effect of accounting change, net of income taxes (extraordinary loss)	57	—	57	—	—
Non-cash purchase accounting adjustments	24	—	—	16	8
Non-cash stock compensation expense	29	6	3	3	17
Non-cash equity in (earnings) loss from unconsolidated affiliates	11	—	(1)	1	11
Impact of change in accounting from LIFO to average cost	24	—	4	1	19

Total additions to calculate EBITDA	2,891	498	658	1,254	481
Less:
Earnings from discontinued operations, net of income taxes (extraordinary income)	(149)	—	(148)	(1)	—
Investment income	(36)	(17)	(7)	(6)	(6)

Total subtractions to calculate EBITDA	(185)	(17)	(155)	(7)	(6)

EBITDA, as included in the debt to EBITDA ratio as presented	$1,293	$183	$457	$333	$320

(Following is a reconciliation to the most directly comparable GAAP measure)

EBITDA, as included in the debt to EBITDA ratio as presented	$1,293	$183	$457	$333	$320
Depreciation and amortization	(1,506)	(371)	(465)	(396)	(274)
Non-cash restructuring charges and asset write-downs/impairments	(389)	(56)	(109)	(52)	(172)
Other adjustments, net	(88)	(15)	(54)	(8)	(11)

Loss from continuing operations before interest, other income (charges), net and income taxes	$(690)	$(259)	$(171)	$(123)	$(137)

The following table reconciles interest expense, as adjusted, as included in the computation of the EBITDA to interest expense ratio under the Secured Credit Agreement covenants, to the most directly comparable GAAP measure of interest expense:

(in millions)	Rolling Four Quarter Total	First Quarter 2006	Fourth Quarter 2005	Third Quarter 2005	Second Quarter 2005

Interest expense, as included in the EBITDA to interest expense ratio	$223	$59	$63	$53	$48
Adjustments to interest expense for purposes of the covenant calculation	12	3	4	4	1

Interest expense	$235	$62	$67	$57	$49

Adjustments to interest expense relate to items that are not debt for borrowed money, including interest relating to capital leases and interest relating to tax matters.

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

The Company has other committed and uncommitted lines of credit at March 31, 2006 totaling $139 million and $766 million, respectively.  These lines primarily support borrowing needs of the Company’s subsidiaries, which include term loans, overdraft coverage, letters of credit and revolving credit lines.  Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market conditions.  Total outstanding borrowings against these other committed and uncommitted lines of credit at March 31, 2006 were $19 million and $63 million, respectively.  These outstanding borrowings are reflected in the short-term borrowings in the accompanying Consolidated Statement of Financial Position at March 31, 2006.

At March 31, 2006, the Company had outstanding letters of credit totaling $115 million and surety bonds in the amount of $91 million primarily to ensure the payment of casualty claims, workers’ compensation claims, and customs.  During April 2006, an additional $23 million of letters of credit were issued.

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

The Company’s $2.7 billion Secured Credit Facilities, along with other committed and uncommitted credit lines, and cash balances, provide the Company with adequate liquidity to meet its working capital and investing needs.

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

S&P’s rating outlook on the Company is negative reflecting their “reduced confidence in Kodak’s profitability and cash flow prospects in light of the ongoing and rapid deterioration of its traditional consumer imaging business, unproven profit potential of its emerging digital imaging business, high cash restructuring costs, and economic uncertainty.”

The Company is in compliance with all covenants or other requirements set forth in its credit agreements and indentures.  Further, the Company does not have any rating downgrade triggers that would accelerate the maturity dates of its debt.  However, the Company could be required to increase the dollar amount of its letters of credit or other financial support up to an additional $98 million at the current credit ratings.  During April 2006, an additional $23 million of letters of credit were issued for environmental liabilities under the Company’s Secured Credit Agreement.  As of the filing date of this Form 10-Q, the Company has not been requested to materially increase its letters of credit or other financial support.  However, at the current Senior Unsecured Rating of B2 by Moody’s and B by S&P, Convertible Securities holders may, at their option, convert their Convertible Securities to common stock.  Further downgrades in the Company’s credit rating or disruptions in the capital markets could impact borrowing costs and the nature of its funding alternatives.  However, further downgrades will not impact borrowing costs under the Company’s $2.7 billion Secured Credit Facilities.

OFF-BALANCE SHEET ARRANGEMENTS

The Company guarantees debt and other obligations of certain customers.  At March 31, 2006, these guarantees totaled a maximum of $205 million, with outstanding guaranteed amounts of $125 million.  The maximum guarantee amount includes guarantees of up to: $203 million of customer amounts due to banks in connection with various banks’ financing of customers’ purchases of product and equipment from Kodak ($125 million outstanding), and $2 million for other unconsolidated affiliates and third parties ($0 outstanding).

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

Management believes the likelihood is remote that material payments will be required under any of the guarantees disclosed above.  With respect to the guarantees that the Company issued in the quarter ended March 31, 2006, the Company assessed the fair value of its obligation to stand ready to perform under these guarantees by considering the likelihood of occurrence of the specified triggering events or conditions requiring performance as well as other assumptions and factors.  The Company has determined that the fair value of the guarantees was not material to the Company’s financial position, results of operations or cash flows.

The Company also guarantees debt owed to banks for some of its consolidated subsidiaries.  The maximum amount guaranteed is $733 million, and the outstanding debt under those guarantees, which is recorded within the short-term borrowings and long-term debt, net of current portion components in the accompanying Consolidated Statement of Financial Position, is $108 million.  These guarantees expire in 2006 through 2012.  As of the closing of the $2.7 billion Secured Credit Facilities on October 18, 2005, a $160 million KPG credit facility was closed.  Debt outstanding under the KPG credit facility of $57 million was repaid and the guarantees of $160 million were terminated.  Pursuant to the terms of the Company’s Senior Secured Credit Agreement dated October 18, 2005, obligations under the Secured Credit Facilities and other obligations of the Company and its subsidiaries to the Secured Credit Facilities lenders are guaranteed.  This accounts for the majority of the increase in the Company’s guarantees to banks for its consolidated subsidiaries.

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

The Company issues indemnifications in certain instances when it sells businesses and real estate, and in the ordinary course of business with its customers, suppliers, service providers and business partners.  Further, the Company indemnifies its directors and officers who are, or were, serving at Kodak’s request in such capacities.  Historically, costs incurred to settle claims related to these indemnifications have not been material to the Company’s financial position, results of operations or cash flows.  Additionally, the fair value of the indemnifications that the Company issued during the quarter ended March 31, 2006 was not material to the Company’s financial position, results of operations or cash flows.

OTHER

As of March 31, 2006, there has been no material change in the Company’s environmental liability exposure and, therefore, no material change in the undiscounted accrued liabilities for environmental remediation costs relative to December 31, 2005 or March 31, 2005.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs” that amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing” (ARB No. 43) to clarify the accounting for abnormal idle facility expense, freight, handling costs, and wasted material (spoilage).  In addition, this Statement requires that an allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities.  SFAS No. 151 is effective for inventory costs incurred for fiscal years beginning after June 15, 2005 (year ending December 31, 2006 for the Company).  The adoption of SFAS No. 151 did not have a material impact on the Consolidated Financial Statements of the Company.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (an amendment of FASB Statements No. 133 and 140).  This Statement permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation.  SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006 (year ending December 31, 2007 for the Company).  Additionally, the fair value may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under previous accounting guidance prior to the adoption of this Statement.  The Company is currently evaluating the impact of SFAS No. 155.

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

Actual results may differ from those expressed or implied in forward-looking statements.  In addition, any forward-looking statements represent the Company’s estimates only as of the date they are made, and should not be relied upon as representing the Company’s estimates as of any subsequent date.  While the Company may elect to update forward-looking statements at some point in the future, the Company specifically disclaims any obligation to do so, even if its estimates change.  The forward-looking statements contained in this report are subject to a number of factors and uncertainties, including the successful: execution of the digital growth and profitability strategies, business model and cash plan; implementation of a changed segment structure; implementation of the cost reduction program, including asset rationalization and monetization, reduction in selling, general and administrative costs and personnel reductions; transition of certain financial processes and administrative functions to a global shared services model and the outsourcing of certain functions to third parties; implementation of, and performance under, the debt management program, including compliance with our debt covenants; implementation of product strategies (including category expansion, digitization, organic light emitting diode (OLED) displays and digital products) and go-to-market strategies; protection, enforcement and defense of our intellectual property; implementation of intellectual property licensing and other strategies; development and implementation of e-commerce strategies; completion of information systems upgrades, including SAP, our enterprise system software; completion of various portfolio actions; reduction of inventories; integration of newly acquired businesses; improvement in manufacturing productivity and techniques; improvement in receivables performance; improvement in supply chain efficiency and management of third-party sourcing relationships; implementation of the strategies designed to address the decline in the Company’s traditional businesses; and performance of the Company’s business in emerging markets like China, India, Brazil, Mexico and Russia.  The forward-looking statements contained in this report are subject to the following additional risk factors: inherent unpredictability of currency fluctuations, commodity prices and raw material costs; competitive actions, including pricing; changes in the Company’s debt credit ratings and its ability to access capital markets; the nature and pace of technology evolution, including the traditional-to-digital transformation; continuing customer consolidation and buying power; current and future proposed changes to accounting rules and tax laws, as well as other factors which could adversely impact the Company’s effective tax rate in the future; general economic, business, geo-political, regulatory and public health conditions; market growth predictions; continued effectiveness of internal controls; and other factors and uncertainties disclosed from time to time in the Company’s filings with the Securities and Exchange Commission.

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

Foreign currency forward contracts may be used to hedge existing foreign currency denominated assets and liabilities, especially those of the Company’s International Treasury Center, as well as forecasted foreign currency denominated intercompany sales.  Silver forward contracts may be used to mitigate the Company’s risk to fluctuating silver prices.  The Company’s exposure to changes in interest rates results from its investing and borrowing activities used to meet its liquidity needs.  Long-term debt is generally used to finance long-term investments, while short-term debt is used to meet working capital requirements.  The Company does not utilize financial instruments for trading or other speculative purposes.

Using a sensitivity analysis based on estimated fair value of open forward contracts using available forward rates, if the U.S. dollar had been 10% weaker at March 31, 2006 and 2005, the fair value of open forward contracts would have decreased $30 million and $2 million, respectively.  Such gains or losses would be substantially offset by losses or gains from the revaluation or settlement of the underlying positions hedged.

Using a sensitivity analysis based on estimated fair value of open forward contracts using available forward prices, if available forward silver prices had been 10% lower at March 31, 2006 and 2005, the fair value of open forward contracts would have decreased less than $1 million.  Such losses in fair value, if realized, would be offset by lower costs of manufacturing silver-containing products.

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

Using a sensitivity analysis based on estimated fair value of short-term and long-term borrowings, if available market interest rates had been 10% (about 61 basis points) higher at March 31, 2006, the fair value of short-term and long-term borrowings would have decreased $1 million and $64 million, respectively.  Using a sensitivity analysis based on estimated fair value of short-term and long-term borrowings, if available market interest rates had been 10% (about 41 basis points) higher at March 31, 2005, the fair value of short-term and long-term borrowings would have decreased $1 million and $59 million, respectively.

The Company’s financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments.  The Company manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties.  The Company has procedures to monitor the credit exposure amounts.  The maximum credit exposure at March 31, 2006 was not significant to the Company.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  The Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  As described below, the Company continues to report a material weakness in the internal controls surrounding the accounting for income taxes as of March 31, 2006.  The Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as a result of this unremediated material weakness in internal controls surrounding the accounting for income taxes.   To address this control weakness, the Company performed additional analysis and performed other procedures in order to prepare the unaudited quarterly consolidated financial statements in accordance with generally accepted accounting principles in the United States of America.  Accordingly, management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Management’s assessment identified a material weakness in internal controls surrounding the accounting for income taxes as of December 31, 2005 that is in the process of being remediated as of March 31, 2006.  This section of Item 4, “Controls and Procedures,” should be read in conjunction with Item 9A, “Controls and Procedures,” included in the Company’s Form 10-K for the year ended December 31, 2005, for additional information on Management’s Report on Internal Controls Over Financial Reporting.

Internal Controls Surrounding the Accounting for Income Taxes:

As of December 31, 2005, management has concluded that the controls surrounding the completeness and accuracy of the Company’s deferred income tax valuation allowance account were ineffective.  Specifically, certain incorrect assumptions were made with respect to certain deferred income tax valuation allowance computations that were not detected in the related review and approval process.  This control deficiency resulted in audit adjustments to the 2005 consolidated financial statements.  In addition, this control deficiency, if unremediated, could result in a misstatement of the deferred income tax valuation allowance account and the related provision for income taxes that would result in a material misstatement of the annual or interim financial statements that might not be prevented or detected.  Remediation efforts are in process, but have not been completed as of March 31, 2006.  Accordingly, management has concluded that this control deficiency constitutes a material weakness.

Remediation Efforts on the Internal Controls Surrounding the Accounting for Income Taxes

During the year ended December 31, 2005 the Company made significant progress in executing the remediation plans that were established to address the material weakness in its internal controls surrounding the accounting for income taxes.  This resulted in material improvements in the Company’s internal control over financial reporting.  With the help of external advisors (other than the Company’s independent registered public accounting firm), the following remedial actions have been undertaken:

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

As demonstrated by the above, the Company made significant progress in its efforts to remediate this material weakness during 2005.  This is further supported by the Company’s overall positive results from its 2005 internal control compliance testing required by the Sarbanes-Oxley Act of 2002, which was carried out by the Company in the third and fourth quarters of 2005.  In making its determination as to the status of the remediation of this material weakness as of March 31, 2006, the Company has considered all of the factors outlined above and has concluded that the internal controls surrounding the accounting for income taxes are effectively designed, however, as a result of the audit adjustments identified as of and for the year ended December 31, 2005, the Company has not demonstrated operating effectiveness with respect to controls over the completeness and accuracy of its deferred income tax valuation allowance account.  Accordingly, the Company continues to report this as a material weakness as of March 31, 2006.

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

Changes in Internal Control over Financial Reporting

Except as otherwise discussed above, there have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

During March 2005, the Company was contacted by members of the Division of Enforcement of the Securities and Exchange Commission (the “SEC”) concerning the announced restatement of the Company’s financial statements for the full year and the quarters of 2003 and the first three unaudited quarters of 2004.  An informal inquiry by the staff of the SEC into the substance of that restatement is continuing.  The Company has fully cooperated with this inquiry, and the staff has indicated that the inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred.

On June 13, 2005, a purported shareholder class action lawsuit was filed against the Company and two of its then current executives in the United States District Court for the Southern District of New York.  On June 20, 2005 and August 10, 2005, similar lawsuits were filed against the same defendants in the United States District Court for the Western District of New York.  The cases have been consolidated in the Western District of New York and the lead plaintiffs are John Dudek and the Alaska Electrical Pension Fund.  The complaints filed in each of these actions (collectively, the “Complaints”) seek to allege claims under the Securities Exchange Act on behalf of a proposed class of persons who purchased securities of the Company between April 23, 2003 and September 25, 2003, inclusive.  The substance of the Complaints is that various press releases and other public statements made by the Company during the proposed class period allegedly misrepresented the Company’s financial condition and omitted material information regarding, among other things, the state of the Company’s film and paper business.  An amended complaint was filed on January 20, 2006, containing essentially the same allegations as the original complaint but adding an additional named defendant.  Defendants’ motion to dismiss was filed on April 21, 2006.  The Company intends to defend these lawsuits vigorously but is unable currently to predict the outcome of the litigation or to estimate the range of potential loss, if any.

On or about November 9, 2005, the Company was served with a purported derivative lawsuit that had been commenced against the Company, as a nominal defendant, and eleven current and former directors and officers of the Company, in the New York State Supreme Court, Monroe County.  The Complaint seeks to allege claims on behalf of the Company that, between April 2003 and September 2003, the defendant officers and directors caused the Company to make allegedly improper statements in press release and other public statements, which falsely represented or omitted material information about the Company’s financial results and guidance.  The plaintiff alleges that this conduct was a breach of the defendants’ common law fiduciary obligations to the Company, and constituted an abuse of control, gross mismanagement, waste and unjust enrichment.  Defendants’ initial responses to the Complaint are not yet due.  The Company intends to defend this lawsuit vigorously but is unable currently to predict the outcome of the litigation or to estimate the range of possible loss, if any.

The Company is named a Potentially Responsible Party (“PRP”) along with seven other companies in connection with certain alleged environmental contamination at the Rochester Fire Academy, located in Rochester, New York.  The Company provided flammable materials to the Fire Academy, which were used in fire-fighting training.  The Company and the seven other PRPs have been negotiating with the New York State Attorney General’s office.  On November 15, 2005, the New York State Attorney General filed a complaint in the U.S. District Court, Western District of New York against all eight PRPs seeking recovery of expenses to remediate the site.  The Company has not yet been served and therefore its initial response is not yet due.  The potential monetary sanction may be in excess of  $100,000 but is not expected to be material.

Item 6.  Exhibits

(a)  Exhibits required as part of this report are listed in the index appearing on page 62.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EASTMAN KODAK COMPANY
(Registrant)

Date: May 4, 2006	/s/ Richard G. Brown, Jr.

Richard G. Brown, Jr. Controller

Eastman Kodak Company and Subsidiary Companies
Index to Exhibits

Exhibit Number

(10) S.	Eastman Kodak Company Executive Compensation for Excellence and Leadership Plan, amended and restated as of January 1, 2005.
(Incorporated by reference to the Eastman Kodak Company Current Report on Form 8-K, filed on May 11, 2005, Exhibit 10.4)

Amendment effective January 1, 2006.

(12)	Statement Re Computation of Ratio of Earnings to Fixed Charges.

(18)	Letter Re Change in Accounting Principles.

(31.1)	Certification.

(31.2)	Certification.

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.