Form 10-Q
period 2006-06-30
EASTMAN KODAK CO
filed 2006-08-03
CIK 31235

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒   Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

or

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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding at July 31, 2006

Common Stock, $2.50 par value	287,253,472

Eastman Kodak Company
Form 10-Q
June 30, 2006

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

EASTMAN KODAK COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30

(in millions, except per share data)	2006	2005	2006	2005

Net sales	$3,360	$3,686	$6,249	$6,518
Cost of goods sold	2,551	2,648	4,762	4,789

Gross profit	809	1,038	1,487	1,729
Selling, general and administrative expenses	620	650	1,229	1,231
Research and development costs	187	272	370	468
Restructuring costs and other	169	253	314	368

Loss from continuing operations before interest, other income (charges), net and income taxes	(167)	(137)	(426)	(338)
Interest expense	66	49	128	87
Other income (charges), net	2	(37)	28	(2)

Loss from continuing operations before income taxes	(231)	(223)	(526)	(427)
Provision (benefit) for income taxes	51	(68)	54	(125)

Loss from continuing operations	$(282)	$(155)	$(580)	$(302)

Earnings from discontinued operations, net of income taxes	$—	$—	$—	$1

NET LOSS	$(282)	$(155)	$(580)	$(301)

Basic and diluted net loss per share:
Continuing operations	$(.98)	$(.54)	$(2.02)	$(1.05)
Discontinued operations	—	—	—	—

Total	$(.98)	$(.54)	$(2.02)	$(1.05)

Number of common shares used in basic net loss per share	287.3	287.1	287.2	287.0
Incremental shares from assumed conversion of options	—	—	—	—

Number of common shares used in diluted net loss per share	287.3	287.1	287.2	287.0

EASTMAN KODAK COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited) (Continued)

	Three Months Ended June 30		Six Months Ended June 30

(in millions)	2006	2005	2006	2005

CONSOLIDATED STATEMENT OF RETAINED EARNINGS
Retained earnings at beginning of period, as previously reported	$6,417	$7,770	$6,402	$7,922
Effect of retroactive restatement for change in methodology of costing U.S. inventories from LIFO method to average cost method	—	209	315	215

Retained earnings at beginning of period, as restated	6,417	7,979	6,717	8,137
Net loss	(282)	(155)	(580)	(301)
Cash dividend declared	(72)	(72)	(72)	(72)
Loss from issuance of treasury stock	(1)	(2)	(3)	(14)

Retained earnings at end of quarter	$6,062	$7,750	$6,062	$7,750

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
CONSOLIDATED STATEMENT OF FINANCIAL POSITION (Unaudited)

(in millions)	June 30, 2006	Dec. 31, 2005

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,055	$1,665
Receivables, net	2,580	2,760
Inventories, net	1,439	1,455
Deferred income taxes	111	100
Other current assets	132	116

Total current assets	5,317	6,096

Property, plant and equipment, net	3,250	3,778
Goodwill	2,174	2,141
Other long-term assets	3,510	3,221

TOTAL ASSETS	$14,251	$15,236

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and other current liabilities	$3,655	$4,187
Short-term borrowings	284	819
Accrued income taxes	769	483

Total current liabilities	4,708	5,489
OTHER LIABILITIES
Long-term debt, net of current portion	3,247	2,764
Pension and other postretirement liabilities	3,218	3,476
Other long-term liabilities	1,203	1,225

Total liabilities	12,376	12,954
SHAREHOLDERS’ EQUITY
Common stock at par	978	978
Additional paid in capital	883	873
Retained earnings	6,062	6,717
Accumulated other comprehensive loss	(234)	(467)
Unvested stock	(4)	(6)

	7,685	8,095
Less: Treasury stock at cost	5,810	5,813

Total shareholders’ equity	1,875	2,282

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,251	$15,236

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Six Months Ended June 30

(in millions)	2006	2005

Cash flows relating to operating activities:
Net loss	$(580)	$(301)
Adjustments to reconcile to net cash used in operating activities:
Earnings from discontinued operations	—	(1)
Equity in earnings from unconsolidated affiliates	(7)	(12)
Depreciation and amortization	716	541
Purchased research and development	—	66
Loss (gain) on sales of businesses/assets	1	(16)
Restructuring costs, asset impairments and other non-cash charges	79	101
Benefit for deferred taxes	(237)	(122)
Decrease in receivables	216	69
Decrease (increase) in inventories	28	(72)
Decrease in liabilities excluding borrowings	(482)	(707)
Other items, net	(135)	24

Total adjustments	179	(129)

Net cash used in operating activities	(401)	(430)

Cash flows relating to investing activities:
Additions to properties	(184)	(210)
Net proceeds from sales of businesses/assets	33	22
Acquisitions, net of cash acquired	—	(987)
(Investments in) distributions from unconsolidated affiliates	(9)	63
Marketable securities - purchases	(60)	(55)
Marketable securities - sales	57	45

Net cash used in investing activities	(163)	(1,122)

Cash flows relating to financing activities:
Net (decrease) increase in borrowings with original maturity of 90 days or less	(21)	87
Proceeds from other borrowings	568	1,068
Repayment of other borrowings	(599)	(296)
Exercise of employee stock options	—	12

Net cash (used in) provided by financing activities	(52)	871

Effect of exchange rate changes on cash	6	(21)

Net decrease in cash and cash equivalents	(610)	(702)
Cash and cash equivalents, beginning of year	1,665	1,255

Cash and cash equivalents, end of quarter	$1,055	$553

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

During the first quarter of 2005, the Company determined that property, plant and equipment was overstated by approximately $9 million ($5 million net of tax) as a result of the fact that interest, which had been capitalized during the construction period, had inadvertently not been written off at the time of the disposal of certain assets.  The Company has assessed the impact of this item on each of the 2000-2004 annual periods and interim periods in 2004 and 2003 and determined that the impact of such errors is immaterial to each of these prior periods.  The additional amount that should have been recorded as expense in each of the years 2000-2004 was less than $1.3 million per year on an after-tax basis.  The Company has concluded that the $9 million adjustment ($5 million net of tax) is immaterial to the results of operations for the quarter ended March 31, 2005, the six months ended June 30, 2005, and the results for the full year 2005.  Accordingly, the Company recorded an adjustment of $9 million in the six months ended June 30, 2005 to write off these balances.  Approximately $7 million of the adjustment relates to assets that were disposed of through restructuring actions and, therefore, is recorded in restructuring costs and other within the accompanying Consolidated Statement of Operations for the six months ended June 30, 2005.  Approximately $2 million relates to assets that were disposed of in the ordinary course of business and, therefore, is recorded in cost of goods sold within the accompanying Consolidated Statement of Operations for the six months ended June 30, 2005.

CHANGE IN ACCOUNTING METHODOLOGY

On January 1, 2006, the Company elected to change its method of costing its U.S. inventories to the average cost method, whereas in all prior years most of the Company’s inventory in the U.S. was costed using the LIFO method.  The new method of accounting for inventory in the U.S. was adopted because the average cost method will provide for a better matching of revenue and expenses given the rapid technological change in the Company’s products.  The average cost method will also better reflect the cost of inventory on the Company’s Consolidated Statement of Financial Position.  Prior periods have been restated for comparative purposes in order to reflect the impact of this change in methodology from LIFO to average cost.   See Note 3, “Inventories, Net” for further details.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48).  FIN 48 clarifies the accounting and reporting for income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.”  This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.  The Company is currently evaluating the impact of FIN 48.  The Company will adopt this Interpretation in the first quarter of 2007.

NOTE 2:  RECEIVABLES, NET

(in millions)	June 30, 2006	December 31, 2005

Trade receivables	$2,254	$2,447
Miscellaneous receivables	326	313

Total (net of allowances of $144 and $162 as of June 30, 2006 and December 31, 2005, respectively)	$2,580	$2,760

Of the total trade receivable amounts of $2,254 million and $2,447 million as of June 30, 2006 and December 31, 2005, respectively, approximately $288 million and $374 million are expected to be settled through customer deductions in lieu of cash payments.  Such deductions represent rebates owed to the customer and are included in accounts payable and other current liabilities in the accompanying Consolidated Statement of Financial Position at each respective balance sheet date.

NOTE 3:  INVENTORIES, NET

(in millions)	June 30, 2006	December 31, 2005

Finished goods	$899	$893
Work in process	235	243
Raw materials	305	319

Total	$1,439	$1,455

On January 1, 2006, the Company elected to change its method of costing its U.S. inventories to the average cost method, which approximates FIFO, whereas in all prior years most of the Company’s inventory in the U.S. was costed using the LIFO method.  As a result of this change, the cost of all of the Company’s inventories in and outside the U.S. is determined by the FIFO or average cost method.  The new method of accounting for inventory in the U.S. is deemed preferable as the average cost method provides better matching of revenue and expenses given the rapid technological change in the Company’s products.  The average cost method also better reflects more current costs of inventory on the Company’s Statement of Financial Position.  As prescribed in SFAS No. 154, “Accounting Changes and Error Corrections”, retrospective application of the change in accounting method is disclosed below.

The effects of the change in methodology of costing U.S. inventories from LIFO to average cost on inventory and cost of goods sold for prior periods presented are as follows (in millions):

	As of and for the Three Months Ended June 30, 2005		As of and for the Six Months Ended June 30, 2005		As of and for the Year Ended December 31, 2005

	LIFO Method (1)	Average Cost Method	LIFO Method (1)	Average Cost Method	LIFO Method	Average Cost Method

Inventory	$1,523	$1,845	$1,523	$1,845	$1,140	$1,455
Cost of goods sold	$2,630	$2,648	$4,763	$4,789	$10,617	$10,650

(1)

During the fourth quarter of 2005, the Company changed its methodology for allocating post employment benefit costs for retirees to the segments to which these costs are primarily attributable.  The reallocation had insignificant impacts on the line items comprising the consolidated and segment earnings (losses) from continuing operations before interest, other income (charges), net and income taxes, as amounts were reclassified between the (1) costs of goods sold, (2) selling, general and administrative expense, and (3) research and development costs expense lines.  Prior period results have been adjusted to reflect this change in methodology.

Components of the Company’s Consolidated Statement of Operations affected by the change in costing methodology as originally reported under the LIFO method and as adjusted for the change in inventory costing methodology from the LIFO method to the average cost method is as follows (in millions, except per share data):

	Three Months Ended June 30, 2005

	As Previously Reported (1)	LIFO to Average Cost Change in Costing Methodology Adjustments	As Adjusted

Cost of goods sold	$2,630	$18	$2,648
Gross profit	1,056	(18)	1,038
Loss from continuing operations before interest, other income (charges), net and income taxes	(119)	(18)	(137)
Loss from continuing operations before income taxes	(205)	(18)	(223)
Benefit for income taxes	(64)	(4)	(68)
Loss from continuing operations	(141)	(14)	(155)
Net loss	$(141)	$(14)	$(155)
Basic and diluted net loss per share	$(.49)	$(.05)	$(.54)

	Six Months Ended June 30, 2005

	As Previously Reported (1)	LIFO to Average Cost Change in Costing Methodology Adjustments	As Adjusted

Cost of goods sold	$4,763	$26	$4,789
Gross profit	1,755	(26)	1,729
Loss from continuing operations before interest, other income (charges), net and income taxes	(312)	(26)	(338)
Loss from continuing operations before income taxes	(401)	(26)	(427)
Benefit for income taxes	(119)	(6)	(125)
Loss from continuing operations	(282)	(20)	(302)
Net loss	(281)	(20)	(301)
Basic and diluted net loss per share	$(.98)	$(.07)	$(1.05)

(1)	Refer to footnote (1) on Page 9.

Components of the Company’s Consolidated Statement of Financial Position affected by the change in costing methodology for the year ended December 31, 2005 as originally reported under the LIFO method and as adjusted for the change in inventory costing methodology from the LIFO method to the average cost method is as follows (in millions):

	As Previously Reported	LIFO to Average Cost Change in Costing Methodology Adjustments	As Adjusted

ASSETS
Current Assets
Inventories, net	$1,140	$315	$1,455
Total Current Assets	5,781	315	6,096
TOTAL ASSETS	$14,921	$315	$15,236
SHAREHOLDERS’ EQUITY
Retained earnings	$6,402	$315	$6,717
Total Shareholders’ Equity	1,967	315	2,282
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$14,921	$315	$15,236

Components of the Company’s Consolidated Statement of Cash Flows affected by the change in costing methodology for the six months ended June 30, 2005 as originally reported under the LIFO method and as adjusted for the change in inventory valuation methodology from the LIFO method to the average cost method is as follows (in millions):

	As Previously Reported	LIFO to Average Cost Change in Costing Methodology Adjustments	As Adjusted

Cash flows relating to operating activities:
Net loss	$(281)	$(20)	$(301)
Adjustments to reconcile to net cash used in operating activities:
Benefit for deferred taxes	(133)	(10)	(143)
Increase in inventories	(98)	26	(72)
Decrease in liabilities excluding borrowings	(711)	4	(707)
Net cash used in operating activities	$(430)	$—	$(430)

NOTE 4:  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $2,174 million and $2,141 million at June 30, 2006 and December 31, 2005, respectively.  The changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2006 were as follows:

(in millions)	Consumer Digital Imaging Group	Film and Photofinishing Systems Group	Health Group	Graphic Communi- cations Group	Consolidated Total

Balance at December 31, 2005	$160	$571	$588	$822	$2,141
Purchase accounting adjustments	—	—	—	8	8
Currency translation adjustments	1	8	13	3	25

Balance at June 30, 2006	$161	$579	$601	$833	$2,174

The purchase accounting adjustments of $8 million for the six months ended June 30, 2006 were attributable to the finalization of purchase accounting for the 2005 acquisition of KPG in the amount of $19 million, and finalization of purchase accounting for the 2005 acquisition of Creo in the amount of $(11) million.

Due to the realignment of the Company’s operating model and change in reporting structure, as described in Note 14, “Segment Information,” effective January 1, 2006, the Company reassessed its goodwill for impairment during the first quarter of 2006, and determined that no reporting units’ carrying values exceeded their respective estimated fair values based on the realigned reporting structure and, therefore, there was no impairment.

The gross carrying amount and accumulated amortization by major intangible asset category as of June 30, 2006 and December 31, 2005 were as follows:

	As of June 30, 2006

(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Amortization Period

Technology-based	$478	$185	$293	7 years
Customer-related	398	101	297	13 years
Other	205	68	137	7 years

Total	$1,081	$354	$727	9 years

	As of December 31, 2005

(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Amortization Period

Technology-based	$481	$155	$326	7 years
Customer-related	397	77	320	13 years
Other	205	51	154	8 years

Total	$1,083	$283	$800	9 years

Amortization expense related to purchased intangible assets for the three months ended June 30, 2006 and 2005 was $36 million and $25 million, respectively.  Amortization expense related to purchased intangible assets for the six months ended June 30, 2006 and 2005 was $74 million and $42 million, respectively.

Estimated future amortization expense related to purchased intangible assets at June 30, 2006 is as follows (dollars in millions):

2006	$67
2007	131
2008	127
2009	114
2010	90
2011 and thereafter	198

Total	$727

NOTE 5:  INCOME TAXES

The Company’s income tax provision (benefit) and effective tax rate were as follows (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Loss from continuing operations before income taxes	$(231)	$(223)	$(526)	$(427)
Provision (benefit) for income taxes	51	(68)	54	(125)
Effective tax rate	(22.1)%	30.5%	(10.3)%	29.3%

The difference between the recorded provision (benefit) for the three months ended June 30, 2006 and 2005, respectively, and that which would result from applying the U.S. statutory rate of 35.0% to the loss from continuing operations before income taxes is primarily attributable to the following (dollars in millions):

(dollars in millions)		3 Months Ended June 30, 2006	3 Months Ended June 30, 2005

•	The ongoing impact of not providing any tax benefit on the losses incurred in the U.S., partially offset by the impact of the pre-tax earnings outside the U.S. being generated in jurisdictions with a net effective tax rate that is lower than the U.S. statutory rate. The Company was recording tax benefits on its U.S losses as of and for the three months ended June 30, 2005.	$32	$(37)

•

The Company recorded discrete pre-tax charges for restructuring, asset impairments and a legal settlement charge totaling $259 million in the three months ended June 30, 2006, relating to which the Company recorded a tax benefit of $31 million. This benefit differs from the benefit that would have resulted using the U.S. statutory rate of $90 million due to the fact that the restructuring charges recorded in the U.S. have not been benefited, combined with the fact that the charges recorded outside the U.S. have been incurred in jurisdictions that have a net tax rate that is lower than the U.S. statutory rate.

		59	—

•	The Company recorded discrete pre-tax charges for restructuring, asset sale gains, asset impairments and in-process R&D charges totaling $409 million in the three months ended June 30, 2005, relating to which the Company recorded a tax benefit of $122 million. This benefit differs from the benefit that would have resulted using the U.S. statutory rate of $143 million due to the fact that the restructuring charges recorded outside the U.S. have been incurred in jurisdictions that have a net tax rate that is lower than the U.S. statutory rate.	—	21

•

The Company recorded discrete tax charges in the three months ended June 30, 2006 relating primarily to purchase accounting, tax rate changes and impacts from the ongoing tax audits with respect to open tax years. The tax charge of $41 million includes a charge of $29 million relating to the finalization of the CREO purchase accounting and related changes to the allocation of the purchase price to the respective tax jurisdictions. Due to changes in the allocation of the purchase price between the U.S. and other countries, the finalization of the purchase accounting had a $29 million impact on the valuation allowance in the U.S.

		41	—

•	The Company recorded discrete tax charges in the three months ended June 30, 2005 relating primarily to tax rate changes, the establishment of a valuation allowance against deferred tax assets in Brazil, the planned remittance of earnings from subsidiary companies outside the U.S. and a change in estimate with respect to a tax benefit recorded in connection with a land donation in a prior period.	—	26

Total tax provision difference resulting from the Company’s effective tax rate vs. the U.S. statutory rate		$132	$10

The difference between the recorded provision (benefit) for the six months ended June 30, 2006 and 2005, respectively, and that which would result from applying the U.S. statutory rate of 35.0% to the loss from continuing operations before income taxes is primarily attributable to the following (dollars in millions):

(dollars in millions)		6 Months Ended June 30, 2006	6 Months Ended June 30, 2005

•	The ongoing impact of not providing any tax benefit on the losses incurred in the U.S., partially offset by the impact of the pre-tax earnings outside the U.S. being generated in jurisdictions with a net effective tax rate that is lower than the U.S. statutory rate. The Company was recording tax benefits on its U.S losses as of and for the six months ended June 30, 2005.	$75	$(38)

•

The Company recorded discrete pre-tax charges for restructuring, asset impairments and a legal settlement charge totaling $491 million in the six months ended June 30, 2006, relating to which the Company recorded a tax benefit of $64 million. This benefit differs from the benefit that would have resulted using the U.S. statutory rate of $172 million due to the fact that the restructuring charges recorded in the U.S. have not been benefited, combined with the fact that the charges recorded outside the U.S. have been incurred in jurisdictions that have a net tax rate that is lower than the U.S. statutory rate.

		108	—

•	The Company recorded discrete pre-tax charges for restructuring, asset sale gains, asset impairments and in-process R&D charges totaling $615 million in the six months ended June 30, 2005, relating to which the Company recorded a tax benefit of $179 million. This benefit differs from the benefit that would have resulted using the U.S. statutory rate of $215 million due to the fact that the restructuring charges recorded outside the U.S. have been incurred in jurisdictions that have a net tax rate that is lower than the U.S. statutory rate.	—	36

•

The Company recorded discrete tax charges in the six months ended June 30, 2006 relating primarily to purchase accounting, tax rate changes and impacts from the ongoing tax audits with respect to open tax years. The tax charge of $55 million in the six months ended June 30, 2006 includes a charge of $20 million relating to the finalization of the CREO purchase accounting and related changes to the allocation of the purchase price to the respective tax jurisdictions. Due to changes in the allocation of the purchase price between the U.S. and other countries, the finalization of the purchase accounting had a $20 million impact on the valuation allowance in the U.S.

		55	—

•	The Company recorded discrete tax charges in the six months ended June 30, 2005 relating primarily to tax rate changes, the establishment of a valuation allowance against deferred tax assets in Brazil, the planned remittance of earnings from subsidiary companies outside the U.S. and a change in estimate with respect to a tax benefit recorded in connection with a land donation in a prior period.	—	26

Total tax provision difference resulting from the Company’s effective tax rate vs. the U.S. statutory rate		$238	$24

NOTE 6:  COMMITMENTS AND CONTINGENCIES

Environmental

At June 30, 2006, the Company’s undiscounted accrued liabilities for environmental remediation costs amounted to $181 million and are reported in other long-term liabilities in the accompanying Consolidated Statement of Financial Position.

The Company is currently implementing a Corrective Action Program required by the Resource Conservation and Recovery Act (RCRA) at the Kodak Park site in Rochester, NY.  As part of this program, the Company has completed the RCRA Facility Assessment (RFA), a broad-based environmental investigation of the site.  The Company is currently in the process of completing, and in some cases has completed, RCRA Facility Investigations (RFI) and Corrective Measures Studies (CMS) for areas at the site.  At June 30, 2006, estimated future investigation and remediation costs of $67 million are accrued for this site and are included in the $181 million reported in other long-term liabilities.

The Company has obligations relating to other operating sites and former operations with estimated future investigation, remediation and monitoring costs of $19 million.  At June 30, 2006, these costs are accrued and included in the $181 million reported in other long-term liabilities.

The Company has obligations relating to plant closures and former operations.  As a result of four plant closures, the Company has estimated future investigation, remediation and monitoring costs of $38 million.  The Company has obligations with estimated future investigation, remediation and monitoring costs of $8 million at other former sites.  At June 30, 2006, these costs are accrued and included in the $181 million reported in other long-term liabilities.

In 2005, the Company completed its acquisition of KPG through the redemption of Sun Chemical Corporation’s 50 percent interest in the joint venture, and also completed its acquisition of Creo.  As a result of the two acquisitions, the Company has obligations with estimated future investigation, remediation and monitoring costs of $28 million.  The closure of a plant located in West Virginia was announced in the third quarter of 2005 at a cost of $24 million and is included in the $28 million.  At June 30, 2006, these costs are accrued and included in the $181 million reported in other long-term liabilities.

The Company has retained certain obligations for environmental remediation and Superfund matters related to certain sites associated with the non-imaging health businesses sold in 1994.  At June 30, 2006, estimated future remediation costs of $21 million are accrued for these sites and are included in the $181 million reported in other long-term liabilities.

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

A Consent Decree was signed in 1994 in settlement of a civil complaint brought by the U.S. Environmental Protection Agency and the U.S. Department of Justice.  In connection with the Consent Decree, the Company is subject to a Compliance Schedule, under which the Company has improved its waste characterization procedures, upgraded one of its incinerators, and is evaluating and upgrading its industrial sewer system.  The total expenditures required to complete this program are currently estimated to be approximately $2 million over the next four years.  These expenditures are incurred as part of plant operations and, therefore, are not included in the environmental accrual at June 30, 2006.

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

Asset Retirement Obligations

Additionally, as of June 30, 2006 and December 31, 2005, the Company has recorded approximately $84 million and $75 million, respectively, of asset retirement obligations within other long-term liabilities in the accompanying Consolidated Statement of Financial Position.  The Company’s asset retirement obligations primarily relate to asbestos contained in buildings that the Company owns.  In many of the countries in which the Company operates, environmental regulations exist that require the Company to handle and dispose of asbestos in a special manner if a building undergoes major renovations or is demolished.  Otherwise, the Company is not required to remove the asbestos from its buildings.  The Company records a liability equal to the estimated fair value of its obligation to perform asset retirement activities related to the asbestos, computed using an expected present value technique, when sufficient information exists to calculate the fair value.  The Company does not have a liability recorded related to each building that contains asbestos because the Company cannot estimate the fair value of its obligation for certain buildings due to a lack of sufficient information about the range of time over which the obligation may be settled through demolition, renovation or sale of the building.

Other Commitments and Contingencies

At June 30, 2006, the Company had outstanding letters of credit totaling $131 million and surety bonds in the amount of $96 million primarily to ensure the payment of possible casualty and workers’ compensation claims, environmental liabilities, and to support various customs and trade activities.

On March 8, 2004, the Company filed a complaint against Sony Corporation in federal district court in Rochester, New York, for digital camera patent infringement.  Several weeks later, on March 31, 2004, Sony sued the Company for digital camera patent infringement in federal district court in Newark, New Jersey.  Sony subsequently filed a second lawsuit against the Company in Newark, New Jersey, alleging infringement of a variety of other Sony patents.  The Company filed a counterclaim in the New Jersey action, asserting infringement by Sony of the Company’s kiosk patents.  The Company successfully moved to transfer Sony’s New Jersey digital camera patent infringement case to Rochester, New York, and the two digital camera patent infringement cases are now consolidated for purposes of discovery.  In June 2005, the federal district court in Rochester, New York appointed a special master to assist the court with discovery and the claims construction briefing process.  Based on the current discovery schedule, the Company expects that claims construction hearings in the digital camera cases will take place in 2006.  Both the Company and Sony Corporation seek unspecified damages and other relief.  A Markman hearing is scheduled in the New York action for September 2006.  Although this lawsuit may result in the Company’s recovery of damages, the amount of the damages, if any, cannot be quantified at this time.  Accordingly, the Company has not recognized any gain in the financial statements as of June 30, 2006, in connection with this matter.

On June 13, 2005, a purported shareholder class action lawsuit was filed against the Company and two of its then current executives in the United States District Court for the Southern District of New York.  On June 20, 2005 and August 10, 2005, similar lawsuits were filed against the same defendants in the United States District Court for the Western District of New York.  The cases have been consolidated in the Western District of New York and the lead plaintiffs are John Dudek and the Alaska Electrical Pension Fund.  The complaints filed in each of these actions (collectively, the “Complaints”) seek to allege claims under the Securities Exchange Act on behalf of a proposed class of persons who purchased securities of the Company between April 23, 2003 and September 25, 2003, inclusive.  The substance of the Complaints is that various press releases and other public statements made by the Company during the proposed class period allegedly misrepresented the Company’s financial condition and omitted material information regarding, among other things, the state of the Company’s film and paper business.  An amended complaint was filed on January 20, 2006, containing essentially the same allegations as the original complaint but adding an additional named defendant.  Defendants’ motion to dismiss was filed on April 21, 2006.  Plaintiff’s memorandum in opposition was filed on June 23, 2006 and the Company’s reply was filed on July 24, 2006.  The Company intends to defend these lawsuits vigorously but is unable currently to predict the outcome of the litigation or to estimate the range of potential loss, if any.

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

NOTE 7:  GUARANTEES

The Company guarantees debt and other obligations under agreements with certain customers.  At June 30, 2006, these guarantees totaled a maximum of $149 million, with outstanding guaranteed amounts of $116 million.  The maximum guarantee amount includes guarantees of up to: $147 million of customer amounts due to banks and leasing companies in connection with financing of customers’ purchases of product and equipment from the Company ($115 million outstanding), and $2 million to other third parties ($1 million outstanding).

The guarantees for the third party debt mature between 2006 and 2011.  The customer financing agreements and related guarantees typically have a term of 90 days for product and short-term equipment financing arrangements, and up to five years for long-term equipment financing arrangements.  These guarantees would require payment from the Company only in the event of default on payment by the respective debtor.  In some cases, particularly for guarantees related to equipment financing, the Company has collateral or recourse provisions to recover and sell the equipment to reduce any losses that might be incurred in connection with the guarantees.

Management believes the likelihood is remote that material payments will be required under any of the guarantees disclosed above.  With respect to the guarantees that the Company issued in the quarter ended June 30, 2006, the Company assessed the fair value of its obligation to stand ready to perform under these guarantees by considering the likelihood of occurrence of the specified triggering events or conditions requiring performance as well as other assumptions and factors.  The Company has determined that the fair value of the guarantees is not material to the Company’s financial position, results of operations or cash flows.

The Company also guarantees debt owed to banks for some of its consolidated subsidiaries.  The maximum amount guaranteed is $719 million, and the outstanding debt under those guarantees, which is recorded within the short-term borrowings and long-term debt, net of current portion components in the accompanying Consolidated Statement of Financial Position, is $98 million.  These guarantees expire in 2006 through 2012.  As of the closing of the $2.7 billion Senior Secured Credit Facilities on October 18, 2005, a $160 million KPG credit facility was closed.  Debt outstanding under the KPG credit facility of $57 million was repaid and the guarantees of $160 million were terminated.  Pursuant to the terms of the Company’s $2.7 billion Senior Secured Credit Agreement dated October 18, 2005, obligations under the $2.7 billion Secured Credit Facilities and other obligations of the Company and its subsidiaries to the $2.7 billion Secured Credit Facilities lenders are guaranteed.

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

Indemnifications

The Company issues indemnifications in certain instances when it sells businesses and real estate, and in the ordinary course of business with its customers, suppliers, service providers and business partners.  Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities.  Historically, costs incurred to settle claims related to these indemnifications have not been material to the Company’s financial position, results of operations or cash flows.  Additionally, the fair value of the indemnifications that the Company issued during the quarter ended June 30, 2006 was not material to the Company’s financial position, results of operations or cash flows.

Warranty Costs

The Company has warranty obligations in connection with the sale of equipment.  The original warranty period for equipment products is generally one year or less.  The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale.  The Company estimates its warranty cost at the point of sale for a given product based on historical failure rates and related costs to repair.  The change in the Company’s accrued warranty obligations balance from December 31, 2005 to June 30, 2006, which is reflected in accounts payable and other current liabilities in the accompanying Consolidated Statement of Financial Position, was as follows:

(in millions)

Accrued warranty obligations at December 31, 2005	$58
Actual warranty experience during 2006	(46)
2006 warranty provisions	44
Adjustments for changes in estimates	(1)

Accrued warranty obligations at June 30, 2006	$55

The Company also offers its customers extended warranty arrangements that are generally one year, but may range from three months to three years after the original warranty period.  The Company provides repair services and routine maintenance under these arrangements.  The Company has not separated the extended warranty revenues and costs from the routine maintenance service revenues and costs, as it is not practicable to do so.  Costs incurred under these arrangements for the six months ended June 30, 2006 amounted to $138 million.  The change in the Company’s deferred revenue balance in relation to these extended warranty arrangements from December 31, 2005 to June 30, 2006, which is included in accounts payable and other current liabilities in the accompanying Consolidated Statement of Financial Position, was as follows:

(in millions)

Deferred revenue at December 31, 2005	$183
New extended warranty arrangements in 2006	272
Recognition of extended warranty arrangement revenue in 2006	(269)

Deferred revenue at June 30, 2006	$186

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

In connection with its announcement relating to the extended “2004-2007 Restructuring Program,” the Company has provided estimates with respect to (1) the number of positions to be eliminated, (2) the facility square footage reduction, (3) the reduction in its traditional manufacturing infrastructure, (4) the total restructuring charges to be incurred, (5) incremental annual savings, and (6) incremental cash charges associated with these actions.

The actual charges for initiatives under this program are recorded in the period in which the Company commits to formalized restructuring plans or executes the specific actions contemplated by the program and all criteria for restructuring charge recognition under the applicable accounting guidance have been met.

Restructuring Programs Summary

The activity in the accrued restructuring balances and the non-cash charges incurred in relation to all of the restructuring programs described below were as follows for the second quarter of 2006:

(in millions)	Balance March 31, 2006	Costs Incurred	Reversals (1)	Cash Payments	Non- cash Settlements	Other Adjustments and Reclasses (2)	Balance June 30, 2006

2004-2007 Restructuring Program:
Severance reserve	$269	$141	$—	$(118)	$—	$(12)	$280
Exit costs reserve	29	20	(1)	(15)	—	(4)	29

Total reserve	$298	$161	$(1)	$(133)	$—	$(16)	$309

Long-lived asset impairments and inventory write-downs	$—	$14	$—	$—	$(14)	$—	$—

Accelerated depreciation	$—	$72	$—	$—	$(72)	$—	$—

Pre-2004 Restructuring Programs:
Severance reserve	$1	$—	$—	$(1)	$—	$—	$—
Exit costs reserve	12	—	—	(1)	—	1	12

Total reserve	$13	$—	$—	$(2)	$—	$1	$12

Total of all restructuring programs	$311	$247	$(1)	$(135)	$(86)	$(15)	$321

(1)

During the three months ended June 30, 2006, the Company reversed $1 million of exit cost reserves, as exit costs were settled for amounts less than originally estimated.  These reserve reversals were included in restructuring costs and other in the accompanying Statement of Operations for the three months ended June 30, 2006.

(2)

The total restructuring charges of $247 million include: (1) pension and other postretirement charges and credits for curtailments, settlements and special termination benefits, and (2) environmental remediation charges that resulted from the Company’s ongoing restructuring actions.  However, because the impact of these charges and credits relate to the accounting for pensions, other postretirement benefits, and environmental remediation costs, the related impacts on the Consolidated Statement of Financial Position are reflected in their respective components as opposed to within the accrued restructuring balances at June 30, 2006.  Accordingly, the Other Adjustments and Reclasses column of the table above includes: (1) reclassifications to Other long-term assets and Pension and other postretirement liabilities for the position elimination-related impacts on the Company’s pension and other postretirement employee benefit plan arrangements, including net curtailment losses, settlement losses, and special termination benefits of $(21) million, and (2) reclassifications to Other long-term liabilities for the restructuring-related impacts on the Company’s environmental remediation liabilities of $(7) million.  Additionally, the Other Adjustments and Reclasses column of the table above includes: (1) adjustments to the restructuring reserves of $9 million related to the Creo purchase accounting impacts that were charged appropriately to Goodwill as opposed to Restructuring charges, and (2) foreign currency translation adjustments of $4 million, which are reflected in Accumulated other comprehensive loss in the Consolidated Statement of Financial Position.

The costs incurred, net of reversals, which total $246 million for the three months ended June 30, 2006, include $72 million and $5 million of charges related to accelerated depreciation and inventory write-downs, respectively, that were reported in cost of goods sold in the accompanying Consolidated Statement of Operations for the three months ended June 30, 2006.  The remaining costs incurred, net of reversals, of $169 million were reported as restructuring costs and other in the accompanying Consolidated Statement of Operations for the three months ended June 30, 2006.    The severance costs and exit costs require the outlay of cash, while long-lived asset impairments, accelerated depreciation and inventory write-downs represent non-cash items.

2004-2007 Restructuring Program

The Company announced on January 22, 2004 that it planned to develop and execute a comprehensive cost reduction program throughout the 2004 to 2006 timeframe.  The objective of these actions is to achieve a business model appropriate for the Company’s traditional businesses, and to sharpen the Company’s competitiveness in digital markets.

The Program was expected to result in total charges of $1.3 billion to $1.7 billion over the three-year period, of which $700 million to $900 million are related to severance, with the remainder relating to the disposal of buildings and equipment.  Overall, the Company’s worldwide facility square footage was expected to be reduced by approximately one-third.  Approximately 12,000 to 15,000 positions worldwide were expected to be eliminated through these actions primarily in global manufacturing, selected traditional businesses and corporate administration.

On July 20, 2005, the Company announced that it would extend the restructuring activity, originally announced in January 2004, as part of its efforts to accelerate its digital transformation and to respond to a faster-than-expected decline in consumer film sales.  As a result of this announcement, the overall restructuring program was renamed the “2004-2007 Restructuring Program.”  Under the 2004-2007 Restructuring Program, the Company expected to increase the total employment reduction to a range of 22,500 to 25,000 positions, and to reduce its traditional manufacturing infrastructure to approximately $1 billion, compared with $2.9 billion as of December 31, 2004.  These changes were expected to increase the total charges under the Program to a range of $2.7 billion to $3.0 billion.  Based on the actual actions taken through the end of the second quarter of 2006 under this Program and an understanding of the estimated remaining actions to be taken, the Company expects that the employment reductions and total charges under this Program will be within the ranges of 25,000 to 27,000 positions and $3.0 billion to $3.4 billion, respectively.  When essentially completed in 2007, the activities under this Program will result in a business model consistent with what is necessary to compete profitably in digital markets.

The Company implemented certain actions under the Program during the second quarter of 2006.  As a result of these actions, the Company recorded charges of $175 million in the second quarter of 2006, which were composed of severance, long-lived asset impairments, exit costs and inventory write-downs of $141 million, $9 million, $20 million and $5 million, respectively.  The severance costs related to the elimination of approximately 1,625 positions, including approximately 200 photofinishing, 900 manufacturing, and 525 administrative positions.  The geographic composition of the positions to be eliminated includes approximately 600 in the United States and Canada and 1,025 throughout the rest of the world.  Included in the 1,625 positions are approximately 25 positions related to Creo, which was acquired in 2005.  The severance charge related to these positions is included in Goodwill as part of the purchase accounting related to Creo.  The reduction of the 1,625 positions and the $161 million charges for severance and exit costs are reflected in the 2004-2007 Restructuring Program table below.  The $9 million charge in the second quarter and the $46 million year-to-date charge for long-lived asset impairments were included in restructuring costs and other in the accompanying Consolidated Statement of Operations for the three and six months ended June 30, 2006, respectively.  The charges taken for inventory write-downs of $5 million and $6 million were reported in cost of goods sold in the accompanying Consolidated Statement of Operations for the three and six months ended June 30, 2006, respectively.

As a result of initiatives implemented under the 2004-2007 Restructuring Program, the Company recorded $72 million and $154 million of accelerated depreciation on long-lived assets in cost of goods sold in the accompanying Consolidated Statement of Operations for the three and six months ended June 30, 2006, respectively.  The accelerated depreciation relates to long-lived assets accounted for under the held and used model of SFAS No. 144.  The second quarter amount of $72 million relates to $71 million of manufacturing facilities and equipment, and $1 million of administrative facilities and equipment that will be used until their abandonment.  The year-to-date amount of $154 million relates to $4 million of photofinishing facilities and equipment, $149 million of manufacturing facilities and equipment, and $1 million of administrative facilities and equipment that will be used until their abandonment.  The Company will incur approximately $91 million of accelerated depreciation for the remainder of 2006 as a result of the initiatives already implemented under the 2004-2007 Restructuring Program.

Under this Program, on a life-to-date basis as of June 30, 2006, the Company has recorded charges of $2,435 million, which was composed of severance, long-lived asset impairments, exit costs, inventory write-downs, and accelerated depreciation of $1,146 million, $308 million, $222 million, $62 million, and $697 million, respectively.  The severance costs related to the elimination of approximately 20,550 positions, including approximately 6,025 photofinishing, 9,500 manufacturing, 1,075 research and development and 3,950 administrative positions.

The following table summarizes the activity with respect to the charges recorded in connection with the focused cost reduction actions that the Company has committed to under the 2004-2007 Restructuring Program and the remaining balances in the related reserves at June 30, 2006:

(dollars in millions)	Number of Employees	Severance Reserve	Exit Costs Reserve	Total	Long-lived Asset Impairments and Inventory Write-downs	Accelerated Depreciation

2004 charges	9,625	$418	$99	$517	$157	$152
2004 reversals	—	(6)	(1)	(7)	—	—
2004 utilization	(5,175)	(169)	(47)	(216)	(157)	(152)
2004 other adj. & reclasses	—	24	(15)	9	—	—

Balance at 12/31/04	4,450	267	36	303	—	—
2005 charges	8,125	497	84	581	161	391
2005 reversals	—	(3)	(6)	(9)	—	—
2005 utilization	(10,225)	(377)	(95)	(472)	(161)	(391)
2005 other adj. & reclasses	—	(113)	4	(109)	—	—

Balance at 12/31/05	2,350	271	23	294	—	—
Q1, 2006 charges	1,175	90	19	109	38	82
Q1, 2006 reversals	—	(1)	—	(1)	—	—
Q1, 2006 utilization	(1,425)	(97)	(14)	(111)	(38)	(82)
Q1, 2006 other adj. & reclasses	—	6	1	7	—	—

Balance at 03/31/06	2,100	269	29	298	—	—
Q2, 2006 charges	1,625	141	20	161	14	72
Q2, 2006 reversals	—	—	(1)	(1)	—	—
Q2, 2006 utilization	(1,300)	(118)	(15)	(133)	(14)	(72)
Q2, 2006 other adj. & reclasses	—	(12)	(4)	(16)	—	—

Balance at 06/30/06	2,425	$280	$29	$309	$—	$—

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

The charges of $247 million recorded in the second quarter of 2006, excluding reversals, included $56 million applicable to the Film and Photofinishing Systems Group segment, $5 million applicable to the Graphic Communications Group segment, and $2 million applicable to the Consumer Digital Imaging Group segment.  The balance of $184 million was applicable to manufacturing, research and development, and administrative functions, which are shared across all segments.

Pre-2004 Restructuring Programs

At June 30, 2006, the Company had remaining exit costs reserves of $12 million relating to restructuring plans committed to or executed prior to 2004.  Most of these remaining exit costs reserves represent long-term lease payments, which will continue to be paid over periods throughout and after 2006.

NOTE 9:  RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of the net periodic benefit cost for all major funded and unfunded U.S. and Non-U.S. defined benefit plans for the three and six months ended June 30 are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,

	2006		2005		2006		2005

(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.

Service cost	$22	$9	$30	$10	$46	$19	$60	$21
Interest cost	82	45	89	43	164	87	179	85
Expected return on plan assets	(130)	(56)	(130)	(52)	(260)	(109)	(260)	(104)
Amortization of:
Prior service cost	—	4	—	7	—	9	—	15
Actuarial loss	2	21	9	14	6	46	19	31

Pension (income) expense before special termination benefits, curtailment losses and settlements	(24)	23	(2)	22	(44)	52	(2)	48
Special termination benefits	—	29	—	4	—	31	—	45
Curtailment (gain) loss	(7)	3	—	21	(7)	5	—	17
Settlement loss (gain)	8	(3)	—	—	8	(5)	—	—

Net pension (income) expense	(23)	52	(2)	47	(43)	83	(2)	110
Other plans including unfunded plans	—	6	—	2	—	10	—	4

Total net pension (income) expense	$(23)	$58	$(2)	$49	$(43)	$93	$(2)	$114

For the quarters ended June 30, 2006 and 2005, $29 million and $4 million, respectively, of special termination benefits charges were incurred as a result of the Company’s restructuring actions and, therefore, has been included in restructuring costs and other in the Consolidated Statement of Operations.  Additionally, as a result of the Company’s restructuring actions, the Company recognized a net curtailment credit of $4 million and a net settlement loss of $5 million that have been included in restructuring costs and other in the Consolidated Statement of Operations for the quarter ended June 30, 2006.

As a result of the cumulative impact of the ongoing position eliminations under its Pre-2004 and 2004-2007 Restructuring Programs, as disclosed in Note 8, the Company incurred curtailment gains and losses with respect to certain of its retirement plans in the second quarter of 2006.  These curtailment events resulted in the remeasurement of the plans’ obligations during the quarter, which impacted the accounting for the additional minimum pension liabilities.  These remeasurements resulted in a decrease in the additional minimum pension liabilities of $65 million during the second quarter of 2006.  This decrease is reflected in the pension and other postretirement liabilities component within the accompanying Consolidated Statement of Financial Position as of June 30, 2006.  The net-of-tax amount of $54 million relating to the decrease of the additional minimum pension liabilities is reflected in the accumulated other comprehensive loss component within the accompanying Consolidated Statement of Financial Position as of June 30, 2006.

The Company made contributions (funded plans) or paid benefits (unfunded plans) totaling approximately $39 million relating to its major U.S. and non-U.S. defined benefit pension plans in the second quarter of 2006.  The Company expects its contribution (funded plans) and benefit payment (unfunded plans) requirements for its major U.S. and non-U.S. defined benefit pension plans for the balance of 2006 to be approximately $84 million.

Postretirement benefit cost for the Company’s U.S., United Kingdom and Canada postretirement benefit plans, which represent the Company’s major postretirement plans, include:

	Three Months Ended June 30,		Six Months Ended June 30,

(in millions)	2006	2005	2006	2005

Components of net postretirement benefit cost
Service cost	$3	$3	$6	$6
Interest cost	42	43	82	86
Amortization of:
Prior service income	(12)	(13)	(24)	(27)
Actuarial loss	13	16	28	32

Other postretirement benefit cost before curtailment and settlement (gains) losses	46	49	92	97
Curtailment gain	(4)	—	(4)	(3)

Total net postretirement benefit cost	$42	$49	$88	$94

As a result of the cumulative impact of the ongoing position eliminations under its Pre-2004 and 2004-2007 Restructuring Programs, as disclosed in Note 8, the Company incurred curtailment gains of $4 million and $0 million for the quarters ended June 30, 2006 and 2005, respectively.

The Company paid benefits totaling approximately $56 million relating to its U.S., United Kingdom and Canada postretirement benefit plans in the second quarter of 2006.  The Company expects to pay benefits of $131 million for postretirement plans for the balance of 2006.

NOTE 10:  EARNINGS PER SHARE

Options to purchase 32.1 million and 33.8 million shares of common stock at weighted average per share prices of $47.26 and $49.23 for the three months ended June 30, 2006 and 2005, respectively, and options to purchase 31.6 and 27.2 million shares of common stock at weighted average per share prices of $47.67 and $55.90 for the six months ended June 30, 2006 and 2005, respectively, were outstanding during the periods presented but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares for the respective periods and, therefore, the impact of these shares on the diluted earnings per share calculation would be anti-dilutive.

In addition, for the three and six months ended June 30, 2006 and 2005, approximately 18.5 million shares related to the assumed conversion of the Company’s Contingent Convertible Securities were not included in the denominator, and approximately $5 million and $10 million related to the after-tax interest expense on the Contingent Convertible Securities for the three months and six months ended June 30, 2006 and 2005, respectively, were not adjusted for in the numerator for purposes of the computation of diluted earnings per share for the three and six months ended June 30, 2006 and 2005, respectively.  These items were not included in the computation because they are anti-dilutive to the Company’s earnings per share.

NOTE 11:  SHAREHOLDERS’ EQUITY

The Company has 950 million shares of authorized common stock with a par value of $2.50 per share, of which 391 million shares had been issued as of June 30, 2006 and December 31, 2005.  Treasury stock at cost consists of approximately 104 million shares at June 30, 2006 and December 31, 2005.

NOTE 12:  COMPREHENSIVE LOSS

	Three Months Ended June 30		Six Months Ended June 30

(in millions)	2006	2005	2006	2005

Net (loss)	$(282)	$(155)	$(580)	$(301)
Unrealized gains (losses) on available-for-sale securities	—	(2)	2	(3)
Realized and unrealized (losses) gains from hedging activity	(2)	12	1	12
Currency translation adjustments	6	(102)	24	(201)
Minimum pension liability adjustment	54	(119)	206	(44)

Total comprehensive loss	$(224)	$(366)	$(347)	$(537)

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

At June 15, 2005 – (in millions):

Current assets	$352
Intangible assets (including in-process R&D)	292
Other non-current assets (including PP&E)	180
Goodwill	452

Total assets acquired	$1,276

Current liabilities	$248
Non-current liabilities	61

Total liabilities assumed	$309

Net assets acquired	$967

Of the $292 million of acquired intangible assets, approximately $36 million was assigned to in-process research and development assets that were written off at the date of acquisition.  Approximately $48 million was initially assigned to in-process research and development assets during the second quarter of 2005, which was offset by a $12 million adjustment during the third quarter of 2005 due to a change in the third party valuation.  These amounts were determined by identifying research and development projects that had not yet reached technological feasibility and for which no alternative future use existed.  The value of the projects identified to be in progress was determined by estimating the future cash flows from the projects once commercialized, less costs to complete development and discounting these net cash flows back to their present value.  The discount rate used for these research and development projects was 23%.  The charges for the write-off were included as research and development costs in the Company’s Consolidated Statement of Operations for the year ended December 31, 2005.

The remaining $256 million of intangible assets, which relate to developed technology, trademarks and customer relationships, have useful lives ranging from six to eight years.  The $452 million of goodwill is assigned to the Company’s Graphic Communications Group segment.

As of the acquisition date, management began to assess and formulate restructuring plans at Creo.  As of June 30, 2006, management has completed its assessment and approved actions on these plans.  Accordingly, the Company recorded a related liability of approximately $38 million.  This liability is included in the current liabilities amount reported above and represents restructuring charges related to Creo and net assets acquired.  Refer to Note 8, “Restructuring Costs and Other,” for further discussion of these restructuring charges.

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

The remaining $144 million of intangible assets, which relate to developed technology, trademarks and customer relationships, have useful lives ranging from three to sixteen years.  The $235 million of goodwill is assigned to the Company’s Graphic Communications Group segment.

As of the acquisition date, management began to assess and formulate restructuring plans at KPG.  As of March 31, 2006, management completed its assessment and approved actions on these plans.  Accordingly, the Company recorded a related liability of approximately $8 million on these approved actions.  This liability is included in the current liabilities amount reported above and represents restructuring charges related to the net assets acquired.  To the extent such actions related to the Company’s historical ownership in the KPG joint venture, the restructuring charges will be reflected in the Company’s Consolidated Statement of Operations.  Refer to Note 8, “Restructuring Costs and Other,” for further discussion of these restructuring charges.

The unaudited pro forma combined historical results, as if KPG had been acquired at the beginning of 2005, are estimated to be:

(in millions, except per share data)	Six Months Ended June 30, 2005

Net sales	$6,957
Loss from continuing operations	$(304)
Basic and diluted net loss per share from continuing operations	$(1.06)
Number of common shares used in:
Basic and diluted net loss per share	287.0

The pro forma results include amortization of the intangible assets presented above, depreciation related to the fixed asset step-up, and the interest expense related to acquisition-related debt, and exclude the write-off of research and development assets that were acquired.

Pro-forma Financial Information

The following unaudited pro forma financial information presents the combined results of operations of the Company and the Company’s significant acquisitions since January 1, 2005, KPG and Creo, as if the acquisitions had occurred as of the beginning of the periods presented.  The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of the Company that would have been reported had the acquisitions been completed as of the beginning of the periods presented, and should not be taken as representative of the future consolidated results of operations or financial condition of the Company.  Pro forma results were as follows for the three and six months ended June 30, 2005:

(in millions, except per share data)	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Net sales	$3,807	$7,242
Loss from continuing operations	$(218)	$(400)
Basic and diluted net loss per share from continuing operations	$(.76)	$(1.39)
Number of common shares used in:
Basic and diluted net loss per share	287.1	287.0

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

As of and for the year ended December 31, 2005, the Company had three reportable segments:  Digital & Film Imaging Systems (D&FIS), Health Group, and Graphic Communications Group.  The balance of the Company’s operations, which individually and in the aggregate did not meet the criteria of a reportable segment, was reported in All Other.  The bridge from the previous segment reporting to the new reporting structure is outlined below:

Consumer Digital Imaging Group Segment (CDG) :  The Consumer Digital Imaging Group segment encompasses digital capture, kiosks, home printing systems, digital imaging services and imaging sensors.  This segment provides consumers and professionals with digital products and services.

Film and Photofinishing Systems Group Segment (FPG):  The Film and Photofinishing Systems Group segment encompasses consumer and professional film, photographic paper and photofinishing, aerial and industrial film, and entertainment products and services.  This segment provides consumers, professionals and cinematographers with traditional products and services.

Health Group Segment (KHG):  There are no changes to the Health Group segment.  The Health Group segment provides digital medical imaging and information products, and systems and solutions, which are key components of sales and earnings growth.  These include laser imagers, digital print films, computed and digital radiography systems, dental radiographic imaging systems, dental practice management software (DPMS), advanced picture-archiving and communications systems (PACS), healthcare information solutions (HCIS).  Products of the Health Group segment also include traditional analog medical and dental films, chemicals, and processing equipment and related services.  The Company’s history in traditional analog imaging has made it a worldwide leader in this area and has served as the foundation for building its important digital imaging business.  The Health Group segment serves the general radiology market and specialty health markets, including dental, mammography, orthopedics and oncology.  The segment also provides molecular imaging for the biotechnology research market.

Graphic Communications Group Segment (GCG):  As of January 1, 2006, the Graphic Communications Group segment consists of Kodak Polychrome Graphics LLP (KPG), a leader in the graphic communications industry; Creo, Inc., a premier supplier of prepress and workflow systems used by commercial printers worldwide; NexPress Solutions, Inc., a producer of digital color and black and white printing solutions; Kodak Versamark, Inc., a provider of continuous inkjet technology; and Encad, Inc., a maker of wide-format inkjet printers, inks and media.  The Company’s Document Products and Services organization, which includes market-leading production and desktop document scanners, microfilm, worldwide service and support and business process services operations, is also part of this segment.

All Other:  All Other is composed of the Company’s display business, inkjet systems, business development and other small, miscellaneous businesses.  The development initiatives in consumer inkjet technologies continue to be reported in All Other.

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

The changes in cost allocation methodologies referred to above increased (decreased) segment earnings (losses) from continuing operations before interest, other income (charges), net and income taxes for the three and six months ended June 30, 2005 as follows:

(in millions)	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Consumer Digital Imaging Group	$2	$5
Film and Photofinishing Systems Group	9	23
Graphic Communications Group	(8)	(22)
Health Group	8	17
All Other	(11)	(23)

Consolidated impact	$—	$—

Further, as described in Note 3, “Inventories, Net,” on January 1, 2006, the Company elected to change its method of costing its U.S. inventories from the LIFO method to the average cost method.  This change increased cost of goods sold for the three and six months ended June 30, 2005 for each of the segments as follows:

(in millions)	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Consumer Digital Imaging Group	$5	$9
Film and Photofinishing Systems Group	8	11
Graphic Communications Group	1	1
Health Group	3	4
All Other	1	1

Consolidated impact	$18	$26

Prior period results have been adjusted to reflect the changes in segment reporting structure, the changes in cost allocation methodologies outlined above, and the change in inventory costing method.  Segment financial information is shown below:

	Three Months Ended June 30		Six Months Ended June 30

(in millions)	2006	2005	2006	2005

Net sales from continuing operations:
Consumer Digital Imaging Group	$628	$671	$1,126	$1,224
Film and Photofinishing Systems Group	1,153	1,503	2,069	2,771
Graphic Communications Group	908	794	1,778	1,162
Health Group	655	694	1,240	1,320
All Other	16	24	36	41

Consolidated total	$3,360	$3,686	$6,249	$6,518

	Three Months Ended June 30		Six Months Ended June 30

(in millions)	2006	2005	2006	2005

Earnings (loss) from continuing operations before interest, other income (charges), net and income taxes:
Consumer Digital Imaging Group	$(79)	$(52)	$(173)	$(110)
Film and Photofinishing Systems Group	113	244	142	315
Graphic Communications Group	22	(42)	53	(76)
Health Group	78	109	124	187
All Other	(51)	(57)	(94)	(109)

Total of segments	83	202	52	207
Restructuring costs and other	(246)	(339)	(474)	(545)
Legal settlement	(4)	—	(4)	—
Interest expense	(66)	(49)	(128)	(87)
Other income (charges), net	2	(37)	28	(2)

Consolidated loss from continuing operations before income taxes	$(231)	$(223)	$(526)	$(427)

	At June 30, 2006	At December 31, 2005

Segment total assets:
Consumer Digital Imaging Group	$1,984	$1,964
Film and Photofinishing Systems Group	4,839	5,346
Graphic Communications Group	3,420	3,416
Health Group	2,251	2,331
All Other	76	123

Total of segments	12,570	13,180
Cash and marketable securities	1,074	1,680
Deferred income tax assets	804	550
Other corporate assets/reserves	(197)	(174)

Consolidated total assets	$14,251	$15,236

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

New Company Operating Model and Change in Reporting Structure:

The Company realigned its operations effective January 1, 2006, and changed the corporate segment reporting structure beginning with the first quarter of 2006.

As of and for the year ended December 31, 2005, the Company had three reportable segments: Digital & Film Imaging Systems (D&FIS), Health Group, and Graphic Communications Group.  The balance of the Company’s operations, which individually and in the aggregate did not meet the criteria of a reportable segment, was reported in All Other.  The bridge from the previous segment reporting to the new reporting structure is outlined below:

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

Health Group Segment (KHG):  There are no changes to the Health Group segment.   The Health Group segment provides digital medical imaging and information products, and systems and solutions, which are key components of sales and earnings growth.  These include laser imagers, digital print films, computed and digital radiography systems, dental radiographic imaging systems, dental practice management software (DPMS), advanced picture-archiving and communications systems (PACS), healthcare information solutions (HCIS).  Products of the Health Group segment also include traditional analog medical and dental films, chemicals, and processing equipment and related services.  The Company’s history in traditional analog imaging has made it a worldwide leader in this area and has served as the foundation for building its important digital imaging business.  The Health Group segment serves the general radiology market and specialty health markets, including dental, mammography, orthopedics and oncology.  The segment also provides molecular imaging for the biotechnology research market.

Graphic Communications Group Segment  (GCG):  As of January 1, 2006, the Graphic Communications Group segment consists of Kodak Polychrome Graphics LLC (KPG), a leader in the graphic communications industry; Creo Inc., a premier supplier of prepress and workflow systems used by commercial printers worldwide; NexPress Solutions, Inc., a producer of digital color and black and white printing solutions; Kodak Versamark, Inc., a provider of continuous inkjet technology; and Encad, Inc., a maker of wide-format inkjet printers, inks and media.  The Company’s Document Products and Services organization, which includes market-leading production and desktop document scanners, microfilm, worldwide service and support and business process services operations, is also part of this segment.

All Other:  All Other is composed of the Company’s display business, inkjet systems, business development and other small, miscellaneous businesses.  The development initiatives in consumer inkjet technologies continue to be reported in All Other.

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

The changes in cost allocation methodologies referred to above increased (decreased) segment earnings (losses) from continuing operations before interest, other income (charges), net and income taxes for the three and six months ended June 30, 2005 as follows:

(in millions)	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Consumer Digital Imaging Group	$2	$5
Film and Photofinishing Systems Group	9	23
Graphic Communications Group	(8)	(22)
Health Group	8	17
All Other	(11)	(23)

Consolidated impact	$—	$—

Further, as described in Note 3, “Inventories, Net,” on January 1, 2006, the Company elected to change its method of costing its U.S. inventories from the LIFO method to the average cost method.  This change increased cost of goods sold for the three and six months ended June 30, 2005 for each of the segments as follows:

(in millions)	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Consumer Digital Imaging Group	$5	$9
Film and Photofinishing Systems Group	8	11
Graphic Communications Group	1	1
Health Group	3	4
All Other	1	1

Consolidated impact	$18	$26

Prior period results have been adjusted to reflect the changes in segment reporting structure, the changes in cost allocation methodologies outlined above, and the change in inventory costing method.

SUMMARY

	Three Months Ended June 30			Six Months Ended June 30

(in millions, except per share data)	2006	2005	Change	2006	2005	Change

Net sales	$3,360	$3,686	- 9%	$6,249	$6,518	- 4%
Loss from continuing operations before interest, other income (charges), net and income taxes	(167)	(137)	-22%	(426)	(338)	-26%
Loss from continuing operations before income taxes	(231)	(223)	- 4%	(526)	(427)	-23%
Loss from continuing operations	(282)	(155)	-82%	(580)	(302)	-92%
Earnings from discontinued operations	—	—		—	1
Net loss	(282)	(155)	-82%	(580)	(301)	-93%
Basic and diluted net loss per share:
Continuing operations	(.98)	(.54)	-81%	(2.02)	(1.05)	-92%
Discontinued operations	—	—		—	—
Total	(.98)	(.54)	-81%	(2.02)	(1.05)	-92%

Net Sales from Continuing Operations by Reportable Segment and All Other

	Three Months Ended June 30			Six Months Ended June 30

(in millions)	2006	2005	Change	2006	2005	Change

Consumer Digital Imaging Group
Inside the U.S.	$378	$391	-3%	$653	$695	- 6%
Outside the U.S.	250	280	- 11	473	529	- 11

Total Consumer Digital Imaging Group	628	671	- 6	1,126	1,224	- 8

Film and Photofinishing Systems Group
Inside the U.S.	391	512	-24	675	914	- 26
Outside the U.S.	762	991	-23	1,394	1,857	- 25

Total Film and Photofinishing Systems Group	1,153	1,503	-23	2,069	2,771	- 25

Graphic Communications Group
Inside the U.S.	314	251	+25	627	407	+ 54
Outside the U.S.	594	543	+ 9	1,151	755	+ 52

Total Graphic Communications Group	908	794	+14	1,778	1,162	+ 53

Health Group
Inside the U.S.	244	273	-11	477	518	- 8
Outside the U.S.	411	421	- 2	763	802	- 5

Total Health Group	655	694	- 6	1,240	1,320	- 6

All Other
Inside the U.S.	13	15	-13	30	23	+30
Outside the U.S.	3	9	-67	6	18	-67

Total All Other	16	24	-33	36	41	- 12

Consolidated total	$3,360	$3,686	- 9%	$6,249	$6,518	- 4%

(Loss) Earnings from Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes by Reportable Segment and All Other

	Three Months Ended June 30			Six Months Ended June 30

(in millions)	2006	2005	Change	2006	2005	Change

Consumer Digital Imaging Group	$(79)	$(52)	-52%	$(173)	$(110)	-57%
Percent of Sales	(13)%	(8)%		(15)%	(9)%
Film and Photofinishing Systems Group	$113	$244	-54%	$142	$315	-55%
Percent of Sales	10%	16%		7%	11%
Graphic Communications Group	$22	$(42)	+152%	$53	$(76)	+170%
Percent of Sales	2%	(5)%		3%	(7)%
Health Group	$78	$109	- 28%	$124	$187	- 34%
Percent of Sales	12%	16%		10%	14%
All Other	$(51)	$(57)	+ 11%	$(94)	$(109)	+ 14%
Percent of Sales	(319)%	(238)%		(261)%	(266)%

Total of segments	$83	$202	- 59%	$52	$207	- 75%
Percent of Sales	2%	5%		1%	3%
Restructuring costs and other	(246)	(339)		(474)	(545)
Legal settlement	(4)	—		(4)	—
Interest expense	(66)	(49)		(128)	(87)
Other income (charges), net	2	(37)		28	(2)

Consolidated loss from continuing operations before income taxes	$(231)	$(223)	- 4%	$(526)	$(427)	- 23%

COSTS AND EXPENSES

	Three Months Ended June 30			Six Months Ended June 30

(in millions)	2006	2005	Change	2006	2005	Change

Gross profit	$809	$1,038	-22%	$1,487	$1,729	-14%
Percent of Sales	24.1%	28.2%		23.8%	26.5%
Selling, general and administrative expenses	$620	$650	- 5%	$1,229	$1,231	0%
Percent of Sales	18.5%	17.6%		19.7%	18.9%
Research and development costs	$187	$272	- 31%	$370	$468	- 21%
Percent of Sales	5.6%	7.4%		5.9%	7.2%

2006 COMPARED WITH 2005

Second Quarter

RESULTS OF OPERATIONS – CONTINUING OPERATIONS

CONSOLIDATED

Worldwide Revenues

Net worldwide sales were $3,360 million for the second quarter of 2006 as compared with $3,686 million for the second quarter of 2005, representing a decrease of $326 million or 9%.  The decrease in net sales was primarily due to declines in volumes and declines in price/mix, which decreased second quarter sales by approximately 9.7 and 1.9 percentage points, respectively.  The decrease in volumes was primarily driven by declines in the consumer film capture Strategic Product Group (SPG), the photofinishing services SPG, the consumer output SPG, the consumer digital capture SPG, the traditional consumables SPG within the Graphic Communications Group segment, and the radiography film and digital output SPGs within the Health Group segment.  The decrease in price/mix was primarily driven by the consumer film capture SPG, the consumer output SPG, and the kiosk SPG.  These decreases noted above were partially offset by an increase in net sales due to the June 15, 2005 acquisition of Creo, which contributed $104 million or approximately 2.8% to the increase in second quarter sales.  The impact of foreign exchange on net sales for the period was insignificant.

Net sales in the U.S. were $1,340 million for the second quarter of 2006 as compared with $1,442 million for the prior year quarter, representing a decrease of $102 million, or 7%.  Net sales outside the U.S. were $2,020 million for the current quarter as compared with $2,244 million for the second quarter of 2005, representing a decrease of $224 million, or 10%, which includes the negative impact of foreign currency fluctuations of $2 million, or less than 1%.

Digital Strategic Product Groups’ Revenues

The Company’s digital product sales, including new technologies product sales, were $1,838 million for the second quarter of 2006 as compared with $1,736 million for the prior year quarter, representing an increase of $102 million, or 6%, primarily driven by the acquisition of Creo.  Product sales from new technologies, which are included in digital product sales, were $9 million for the second quarter of 2006 and $16 million for the second quarter of 2005.

Traditional Strategic Product Groups’ Revenues

Net sales of the Company’s traditional products were $1,522 million for the second quarter of 2006 as compared with $1,950 million for the prior year quarter, representing a decrease of $428 million, or 22%, primarily driven by declines in the consumer film capture SPG, the photofinishing services SPG and the consumer and professional output SPGs.

Foreign Revenues

The Company’s operations outside the U.S. are reported in three regions: (1) the Europe, Africa and Middle East region (EAMER), (2) the Asia Pacific region and (3) the Canada and Latin America region.  Net sales in the EAMER region were $1,054 million for the second quarter of 2006 as compared with $1,149 million for the prior year quarter, representing a decrease of $95 million, or 8%.  The impact of foreign currency fluctuations on net sales for the period was insignificant.  Net sales in the Asia Pacific region were $631 million for the current quarter as compared with $692 million for the prior year quarter, representing a decrease of $61 million, or 9%.  The decrease in net sales for the period reflected the unfavorable impact of foreign currency fluctuations of 1%.  Net sales in the Canada and Latin America region were $335 million in the current quarter as compared with $403 million for the second quarter of 2005, representing a decrease of $68 million, or 17%.  The decrease in net sales for the period included the favorable impact of foreign currency fluctuations of 1%.

Gross Profit

Gross profit was $809 million for the second quarter of 2006 as compared with $1,038 million for the second quarter of 2005, representing a decrease of $229 million, or 22%.  The gross profit margin was 24.1% in the current quarter as compared with 28.2% in the prior year quarter.  The 4.1 percentage point decrease was primarily attributable to increased manufacturing costs, which were largely driven by additional depreciation due to asset useful life changes made during the third quarter of 2005 and higher silver prices, partially offset by favorable cost reductions.  In total, manufacturing costs reduced gross profit margins by approximately 2.2 percentage points.  Declines due to volume, driven primarily by the consumer film capture SPG, reduced gross profit margins by approximately 0.5 percentage points, while declines due to price/mix, which were primarily attributable to the consumer digital capture SPG and the kiosk SPG, partially offset by the year-over-year increase in royalty income related to digital capture, reduced gross profit margins by approximately 1.2 percentage points.  Foreign exchange and the acquisition of Creo did not have significant impacts on gross profit margins for the quarter.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) were $620 million for the second quarter of 2006 as compared with $650 million for the prior year quarter, representing a decrease of $30 million, or 5%.  SG&A as a percentage of sales remained constant at 18% for the second quarter of 2006 as compared with the prior year quarter.  The absolute dollar decrease in SG&A is primarily attributable to a $34 million reduction in selling expenses related to the FPG segment as a result of the continued decline in traditional product sales and ongoing Company-wide cost reduction initiatives, partially offset by SG&A associated with the prior year acquisition of Creo of $33 million and by $8 million of costs related to the Company’s exploration of strategic alternatives for the Health Group, which was publicly announced on May 4, 2006.

Research and Development Costs

Research and development costs (R&D) were $187 million for the second quarter of 2006 as compared with $272 million for the second quarter of 2005, representing a decrease of $85 million, or 31%.  R&D as a percentage of sales was 6% for the second quarter of 2006 as compared with the prior year quarter of 7%.  This decrease was primarily driven by $64 million of write-offs in the prior year quarter for purchased in-process R&D associated with acquisitions, and by significant spending reductions in the current quarter related to traditional products and services.  These decreases were partially offset by additional R&D expenses of $11 million associated with the acquisition of Creo.

Restructuring Costs and Other

Restructuring costs and other were $169 million for the second quarter of 2006 as compared with $253 million for the second quarter of 2005, representing a decrease of $84 million or 33%.  These costs, as well as the restructuring costs reported in cost of goods sold, are discussed in further detail under “RESTRUCTURING COSTS AND OTHER” below.

Loss From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

The loss from continuing operations before interest, other income (charges), net and income taxes for the second quarter of 2006 was $167 million as compared with a loss of $137 million for the second quarter of 2005, representing an increased loss of $30 million.  This change is attributable to the reasons described above.

Interest Expense

Interest expense for the second quarter of 2006 was $66 million as compared with $49 million for the prior year quarter, representing an increase of $17 million, or 35%.  Higher interest expense is a result of increased levels of debt associated with the prior year acquisitions of KPG and Creo, and higher interest rates.

Other Income (Charges), Net

The other income (charges), net component includes principally investment income, income and losses from equity investments, gains and losses on the sales of assets and investments, and foreign exchange gains and losses.  Other income for the current quarter was $2 million as compared with other charges of $37 million for the second quarter of 2005.  The increase of $39 million is primarily attributable to a year-over-year decrease in foreign exchange losses of $14 million, and a year-over-year increase in interest income of $7 million.  Also contributing to the year-over-year increase are one-time charges incurred in the prior-year quarter, consisting of a $19 million impairment charge related to the investment in Lucky Film, and equity losses from the KPG joint venture of $9 million related to the acquisition of KPG on April 1, 2005.  Partially offsetting these decreases were impairment charges of $9 million in the current quarter related to assets held for sale.

Loss From Continuing Operations Before Income Taxes

The loss from continuing operations before income taxes for the second quarter of 2006 was $231 million as compared with a loss of $223 million for the second quarter of 2005, representing an increased loss of $8 million.  This change is attributable to the reasons described above.

Income Tax Provision (Benefit)

For the three months ended June 30, 2006, the Company recorded a provision of $51 million on a pre-tax loss of $231 million, representing an effective rate of (22.1)%.  The difference of $132 million between the recorded provision of $51 million and the benefit of $81 million that would result from applying the U.S. statutory rate of 35.0% is outlined below.

For the three months ended June 30, 2005, the Company recorded a benefit of $68 million on a pre-tax loss of $223 million, representing an effective rate of 30.5%.  The difference of $10 million between the recorded benefit of $68 million and the benefit of $78 million that would result from applying the U.S. statutory rate of 35.0% is outlined below.

(dollars in millions)		3 Months Ended June 30, 2006	3 Months Ended June 30, 2005

•	The ongoing impact of not providing any tax benefit on the losses incurred in the U.S., partially offset by the impact of the pre-tax earnings outside the U.S. being generated in jurisdictions with a net effective tax rate that is lower than the U.S. statutory rate. The Company was recording tax benefits on its U.S losses as of and for the three months ended June 30, 2005.	$32	$(37)

•

The Company recorded discrete pre-tax charges for restructuring, asset impairments and a legal settlement charge totaling $259 million in the three months ended June 30, 2006, relating to which the Company recorded a tax benefit of $31 million. This benefit differs from the benefit that would have resulted using the U.S. statutory rate of $90 million due to the fact that the restructuring charges recorded in the U.S. have not been benefited, combined with the fact that the charges recorded outside the U.S. have been incurred in jurisdictions that have a net tax rate that is lower than the U.S. statutory rate.

		59	—

•	The Company recorded discrete pre-tax charges for restructuring, asset sale gains, asset impairments and in-process R&D charges totaling $409 million in the three months ended June 30, 2005, relating to which the Company recorded a tax benefit of $122 million. This benefit differs from the benefit that would have resulted using the U.S. statutory rate of $143 million due to the fact that the restructuring charges recorded outside the U.S. have been incurred in jurisdictions that have a net tax rate that is lower than the U.S. statutory rate.	—	21

•

The Company recorded discrete tax charges in the three months ended June 30, 2006 relating primarily to purchase accounting, tax rate changes and impacts from the ongoing tax audits with respect to open tax years. The tax charge of $41 million includes a charge of $29 million relating to the finalization of the CREO purchase accounting and related changes to the allocation of the purchase price to the respective tax jurisdictions. Due to changes in the allocation of the purchase price between the U.S. and other countries, the finalization of the purchase accounting had a $29 million impact on the valuation allowance in the U.S.

		41	—

•	The Company recorded discrete tax charges in the three months ended June 30, 2005 relating primarily to tax rate changes, the establishment of a valuation allowance against deferred tax assets in Brazil, the planned remittance of earnings from subsidiary companies outside the U.S. and a change in estimate with respect to a tax benefit recorded in connection with a land donation in a prior period.	—	26

Total tax provision difference resulting from the Company’s effective tax rate vs. the U.S. statutory rate		$132	$10

Loss From Continuing Operations

The loss from continuing operations for the second quarter of 2006 was $282 million, or $.98 per basic and diluted share, as compared with a loss from continuing operations for the second quarter of 2005 of $155 million, or $.54 per basic and diluted share, representing a decrease in earnings of $127 million.  This decrease in earnings from continuing operations is attributable to the reasons described above.

CONSUMER DIGITAL IMAGING GROUP

Worldwide Revenues

Net worldwide sales for the Consumer Digital Imaging Group (CDG) segment were $628 million for the second quarter of 2006 as compared with $671 million for the second quarter of 2005, representing a decrease of $43 million, or 6%.  The decrease in net sales was comprised of: (1) declines related to negative price/mix, driven primarily by the kiosk SPG and the home printing solutions SPG, which reduced net sales by approximately 4.2 percentage points, and (2) lower volumes, which decreased second quarter sales by approximately 2.5 percentage points, driven primarily by declines in the consumer digital capture SPG.  These decreases were partially offset by favorable exchange, which increased net sales by approximately 0.4 percentage points.

CDG segment net sales in the U.S. were $378 million for the current quarter as compared with $391 million for the second quarter of 2005, representing a decrease of $13 million, or 3%.  CDG segment net sales outside the U.S. were $250 million for the second quarter of 2006 as compared with $280 million for the prior year quarter, representing a decrease of $30 million, or 11%.

Net worldwide sales of consumer digital capture products, which include consumer digital cameras, accessories, memory products, imaging sensors, and royalties, decreased 15% in the second quarter of 2006 as compared with the prior year quarter, primarily reflecting volume decreases and unfavorable price/mix, partially offset by favorable exchange.  Through May, the Company remains in one of the top three market positions in the U.S. and on a worldwide basis for consumer digital cameras.

Net worldwide sales of picture maker kiosks/media increased 13% in the second quarter of 2006 as compared with the second quarter of 2005, as a result of significant volume increases and favorable exchange, partially offset by negative price/mix.  Sales continue to be driven by strong consumable sales at retail locations with 4x6 media volumes increasing 67% versus last year.

Net worldwide sales of the home printing solutions SPG, which includes inkjet photo paper and printer docks/media, increased 1% in the current quarter as compared with the second quarter of 2005 driven by volume increases mostly offset by negative price/mix.  Through May, the Company’s printer dock product continues to maintain leading market share positions on a weighted average basis in six key countries where market share is measured.

Gross Profit

Gross profit for the CDG segment was $93 million for the second quarter of 2006 as compared with $122 million for the prior year quarter, representing a decrease of $29 million or 24%.  The gross profit margin was 14.8% in the current quarter as compared with 18.2% in the prior year quarter.  The 3.4 percentage point decrease was primarily attributable to (1) unfavorable price/mix, primarily driven by the consumer digital capture SPG, the home printing solutions SPG, and the kiosk SPG, partially offset by the year-over-year increase in royalty income related to digital capture, which decreased gross profit margins by approximately 2.6 percentage points, and (2) manufacturing-related costs, inclusive of inventory write-downs, which negatively impacted gross profit margins by approximately 0.8 percentage points.  These declines in gross profit margins were partially offset by favorable exchange, which positively impacted gross profit margins by approximately 0.2 percentage points.

Selling, General and Administrative Expenses

SG&A expenses for the CDG segment remained unchanged at $128 million for both the second quarter of 2005 and in the current quarter, and increased as a percentage of sales from 19% for the second quarter of 2005 to 20% for the current quarter.  This percentage increase was driven by the year-over-year decline in sales.

Research and Development Costs

R&D costs for the CDG segment decreased $1 million, or 2%, from $46 million in the second quarter of 2005 to $45 million in the current quarter and remained constant as a percentage of sales at 7%.

Loss From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

The loss from continuing operations before interest, other income (charges), net and income taxes for the CDG segment was $79 million in the second quarter of 2006 compared with a loss of $52 million in the second quarter of 2005, representing a decrease in earnings of $27 million or 52%, as a result of the factors described above.

FILM AND PHOTOFINISHING SYSTEMS GROUP

Worldwide Revenues

Net worldwide sales for the Film and Photofinishing Systems Group (FPG) segment were $1,153 million for the second quarter of 2006 as compared with $1,503 million for the second quarter of 2005, representing a decrease of $350 million, or 23%.  The decrease in net sales was comprised of lower volumes driven primarily by declines in the consumer film capture SPG, the consumer output SPG, and the photofinishing services SPG, which decreased second quarter sales by approximately 20.9 percentage points, and declines related to negative price/mix, driven primarily by the consumer film capture SPG and consumer output SPG, which reduced net sales by approximately 2.2 percentage points.  Unfavorable foreign exchange also decreased net sales by approximately 0.1 percentage points.

FPG segment net sales in the U.S. were $391 million for the current quarter as compared with $512 million for the second quarter of 2005, representing a decrease of $121 million, or 24%.  FPG segment net sales outside the U.S. were $762 million for the second quarter of 2006 as compared with $991 million for the prior year quarter, representing a decrease of $229 million, or 23%.

Net worldwide sales of the consumer film capture SPG, including consumer roll film (35mm and APS film), one-time-use cameras (OTUC), professional films, reloadable traditional film cameras and batteries/videotape, decreased 29% in the second quarter of 2006 as compared with the second quarter of 2005, primarily reflecting volume declines and negative price/mix.

Net worldwide sales for the consumer output SPG, which includes color negative paper and photochemicals, decreased 24% in the second quarter of 2006 as compared with the second quarter of 2005, primarily reflecting volume declines and unfavorable price/mix.

Net worldwide sales for the photofinishing services SPG, which includes equipment and photofinishing services at retail on-site and Qualex in the U.S. and CIS (Consumer Imaging Services) outside the U.S., decreased 44% in the second quarter of 2006 as compared with the second quarter of 2005, reflecting continuing volume declines.

Net worldwide sales for the entertainment imaging SPGs, including origination and print films for the entertainment industry, decreased 5%, primarily reflecting volume declines and unfavorable price/mix for print films, as well as unfavorable exchange.  These results reflect more conservative motion picture release strategies by major studios including the maturation of industry practice regarding simultaneous worldwide releases of major feature films, as well as revenue in 2005 from non-recurring transactions.

Gross Profit

Gross profit for the FPG segment was $303 million for the second quarter of 2006 as compared with $513 million for the prior year quarter, representing a decrease of $210 million or 41%.  The gross profit margin was 26.3% in the current quarter as compared with 34.1% in the prior year quarter.  The 7.8 percentage point decrease was primarily attributable to increased manufacturing costs, which reduced gross profit margins by approximately 7.3 percentage points and were largely driven by higher depreciation as a result of the asset useful life changes made in the third quarter of 2005 and increased silver costs.  Volume declines reduced gross profit margins by approximately 0.4 percentage points, while negative price/mix unfavorably impacted gross profit margins by approximately 0.1 percentage points.

Selling, General and Administrative Expenses

SG&A expenses for the FPG segment decreased $64 million, or 26%, from $246 million in the second quarter of 2005 to $182 million in the current quarter, and remained constant as a percentage of sales at 16%.  The decline in SG&A was attributable to a reduction in selling expenses of $34 million, a reduction in administrative expenses of $17 million and a reduction in advertising costs of $13 million.

Research and Development Costs

R&D costs for the FPG segment decreased $14 million, or 58%, from $24 million in the second quarter of 2005 to $10 million in the current quarter and decreased as a percentage of sales from 2% in the prior year quarter to 1% in the current quarter.  The decrease in R&D was primarily attributable to reductions in spending related to traditional products and services.

Earnings From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

Earnings from continuing operations before interest, other income (charges), net and income taxes for the FPG segment were $113 million in the second quarter of 2006 compared with $244 million in the second quarter of 2005, representing a decrease of $131 million or 54%, largely resulting from the decrease in sales in the current quarter, higher silver prices, and the impacts of asset useful life changes that were made in the third quarter of 2005.

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

As a result of the ongoing integration within the Graphic Communications Group segment, it will become increasingly difficult to report results by discrete entities within the business.  Starting in the third quarter of 2006, the Company will report results for the Graphic Communications Group segment consistent with the organizational structure of the business.

Worldwide Revenues

Net worldwide sales for the Graphic Communications Group segment were $908 million for the second quarter of 2006 as compared with $794 million for the prior year quarter, representing an increase of $114 million, or 14%.  The increase in net sales was primarily due to: (1) the acquisition of Creo, which contributed $104 million or approximately 13.1 percentage points to the year-over-year increase in sales, and (2) volume increases, primarily driven by digital printing and digital consumables, which increased sales by approximately 2.0 percentage points.  These increases were partially offset by (1) unfavorable price/mix, primarily driven by the inkjet SPG, workflow and prepress SPG, and digital printing SPG, which decreased second quarter sales by approximately 0.3 percentage points, and (2) unfavorable exchange, which decreased second quarter sales by approximately 0.4 percentage points.

Net sales in the U.S. were $314 million for the current quarter as compared with $251 million for the prior year quarter, representing an increase of $63 million, or 25%.  Net sales outside the U.S. were $594 million in the second quarter of 2006 as compared with $543 million for the prior year quarter, representing an increase of $51 million, or 9%, which includes a decrease of $4 million or 1% from the unfavorable impact of exchange.

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

Digital product sales for the Graphic Communications Group segment were $765 million for the second quarter of 2006 as compared with $607 million for the prior year quarter, representing an increase of $158 million, or 26%.  The increase in digital product sales was primarily attributable to the acquisition of Creo, as well as increases in digital consumables sales.

Net worldwide sales for NexPress digital printing increased 9% driven by strong color volume increases partially offset by negative price/mix and unfavorable foreign exchange.  The installed base of digital production color presses continues to grow and increases in customer average monthly page volumes are leading to higher sales of consumables.

Sales of Kodak Versamark products and services increased 7% in the current quarter as compared with the second quarter of 2005, reflecting volume increases for both consumables and services, partially offset by negative price/mix and unfavorable exchange.

Traditional Strategic Product Groups’ Revenues

Segment traditional product sales are primarily comprised of sales of traditional graphics products, KPG’s analog plates and other films, and microfilm products.  These sales were $143 million for the current quarter compared with $187 million for the prior year quarter, representing a decrease of $44 million, or 24%.  The decrease in sales was primarily attributable to declines in KPG-related analog plates and graphic films.

Gross Profit

Gross profit for the Graphic Communications Group segment was $253 million for the second quarter of 2006 as compared with $213 million in the prior year quarter, representing an increase of $40 million, or 19%.  The gross profit margin was 27.9% in the current quarter as compared with 26.8% in the prior year quarter.  The increase in the gross profit margin of 1.1 percentage points was primarily attributable to: (1) favorable price/mix, primarily driven by the digital consumables SPG, which increased gross profit margins by approximately 1.5 percentage points, and (2) reductions in manufacturing and other costs, which increased gross profit margins by approximately 0.9 percentage points.  These positive impacts were partially offset by negative impacts from: (1) declines related to the acquisition of Creo, which reduced gross profit margins by approximately 1.2 percentage points, and (2) unfavorable exchange, which decreased gross profit margins by approximately 0.1 percentage points.

Selling, General and Administrative Expenses

SG&A expenses for the Graphic Communications Group segment were $180 million for the second quarter of 2006 as compared with $142 million in the prior year quarter, representing an increase of $38 million, or 27%, and increased as a percentage of sales from 18% to 20%.  The increase in SG&A in absolute dollars is primarily attributable to the acquisition of Creo.

Research and Development Costs

Second quarter R&D costs for the Graphic Communications Group segment decreased $60 million, or 54%, from $112 million for the second quarter of 2005 to $52 million for the current quarter, and decreased as a percentage of sales from 14% for the second quarter of 2005 to 6% for the current quarter.  The year-over-year dollar decrease was primarily driven by $64 million of write-offs in the prior year quarter for purchased in-process R&D associated with acquisitions.

Earnings (Loss) From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

Earnings from continuing operations before interest, other income (charges), net and income taxes for the Graphic Communications Group segment were $22 million in the second quarter of 2006 compared with a loss of $42 million in the second quarter of 2005.  This increase in earnings is attributable to the reasons outlined above.

HEALTH GROUP

Worldwide Revenues

Net worldwide sales for the Health Group segment were $655 million for the second quarter of 2006 as compared with $694 million for the prior year quarter, representing a decrease of $39 million, or 6%.  The decrease in sales was attributable to volume declines of approximately 4.8 percentage points, primarily driven by the radiology film and digital output SPGs, partially offset by the growth in the digital capture, digital dental, and healthcare information solutions SPGs.  Price/mix decreases reduced second quarter sales by approximately 0.8 percentage points, primarily driven by the traditional radiology film SPG.  Foreign exchange did not significantly impact second quarter sales.

Net sales in the U.S. were $244 million for the current quarter as compared with $273 million for the second quarter of 2005, representing a decrease of $29 million, or 11%.  Net sales outside the U.S. were $411 million for the second quarter of 2006 as compared with $421 million for the prior year quarter, representing a decrease of $10 million, or 2%.

Digital Strategic Product Groups’ Revenues

Health Group segment digital sales, which include digital output (DryView laser imagers/media and wet laser printers/media), digital capture systems (computed radiography and digital radiography equipment), digital dental systems (practice management software and digital and computed radiography capture equipment), healthcare information solutions (Picture Archiving and Communications Systems (PACS)), Radiology Information Systems (RIS) and Information Management Solutions (IMS), and associated services were $436 million for the current quarter as compared with $442 million for the second quarter of 2005, representing a decrease of $6 million, or 1%.  This sales decline was driven by lower volumes in the digital output SPG, partially offset by volume growth in the digital capture SPG, digital dental SPG, and healthcare information solutions SPG.

Traditional Strategic Product Groups’ Revenues

Segment traditional product sales, including analog film, equipment, service, and chemistry, were $219 million for the current quarter as compared with $252 million for the second quarter of 2005, representing a decrease of $33 million, or 13%.  Sales declines were primarily driven by volume decreases.

Gross Profit

Gross profit for the Health Group segment was $238 million for the second quarter of 2006 as compared with $273 million in the prior year quarter, representing a decrease of $35 million, or 13%.  The gross profit margin was 36.3% in the current quarter as compared with 39.3% in the second quarter of 2005.  The decrease in the gross profit margin of 3.0 percentage points was principally attributable to price/mix, which negatively impacted gross profit margins by approximately 3.2 percentage points primarily driven by the digital capture SPG.  This decline was partially offset by reductions in manufacturing cost, which increased gross profit margins by approximately 0.3 percentage points, as increased silver costs and higher depreciation as a result of asset useful life changes made in the third quarter of 2005 were more than offset by service and manufacturing productivity gains.

Selling, General and Administrative Expenses

SG&A expenses for the Health Group segment decreased $1 million, or 1%, from $124 million in the second quarter of 2005 to $123 million for the current quarter, and increased as a percentage of sales from 18% in the prior year quarter to 19% in the current year quarter.  The decrease in SG&A expenses is primarily attributable to cost reduction activities and a favorable legal settlement of $2 million in the current quarter, partially offset by $8 million of spending related to the Company’s exploration of strategic alternatives for the Health Group, which was publicly announced on May 4, 2006.

Research and Development Costs

Second quarter R&D costs decreased $3 million, or 8%, from $40 million in the second quarter of 2005 to $37 million, and remained constant as a percentage of sales at 6%.

Earnings From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

Earnings from continuing operations before interest, other income (charges), net and income taxes for the Health segment decreased $31 million, or 28%, from $109 million for the prior year quarter to $78 million for the second quarter of 2006 due to the reasons described above.

ALL OTHER

Worldwide Revenues

Net worldwide sales for All Other were $16 million for the second quarter of 2006 as compared with $24 million for the second quarter of 2005, representing a decrease of $8 million, or 33%.  Net sales in the U.S. were $13 million for the second quarter of 2006 as compared with $15 million for the prior year quarter, representing a decrease of $2 million, or 13%.  Net sales outside the U.S. were $3 million in the second quarter of 2006 as compared with $9 million in the prior year quarter, representing a decrease of $6 million, or 67%.

Loss From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

The loss from continuing operations before interest, other income (charges), net and income taxes for All Other was $51 million in the current quarter as compared with a loss of $57 million in the second quarter of 2005, primarily driven by digital investments, which include the consumer inkjet and display programs.

NET LOSS

The net loss for the second quarter of 2006 was $282 million, or a loss of $.98 per basic and diluted share, as compared with a net loss for the second quarter of 2005 of $155 million, or $.54 per basic and diluted share, representing a decrease in earnings of $127 million or 82%.  This decrease is attributable to the reasons outlined above.

Year to date

RESULTS OF OPERATIONS – CONTINUING OPERATIONS

CONSOLIDATED

Worldwide Revenues

Net worldwide sales were $6,249 million for the six months ended June 30, 2006 as compared with $6,518 million for the six months ended June 30, 2005, representing a decrease of $269 million or 4%.  The decrease in net sales was primarily due to declines in volumes and declines in price/mix, which decreased current period sales by approximately 11.1 and 1.9 percentage points, respectively.  The decrease in volumes was primarily driven by declines in the consumer film capture SPG, the photofinishing services SPG, the consumer output SPG, the consumer digital capture SPG, the digital output SPG and radiology film SPG within the Health Group segment, and the traditional consumables SPG within the Graphic Communications Group segment.  The decrease in price/mix was primarily driven by the consumer film capture SPG, the kiosk SPG, the home printing solutions SPG, and the digital output SPG within the Health Group segment.  Current period sales were negatively impacted by foreign exchange, which decreased first half sales by $57 million or approximately 0.9 percentage points.  These decreases were partially offset by the acquisitions of Kodak Polychrome Graphics (KPG) and Creo, which together contributed $639 million or approximately 9.8 percentage points of an increase to current period.

Net sales in the U.S. were $2,462 million for the six months ended June 30, 2006 as compared with $2,557 million for the prior year period, representing a decrease of $95 million, or 4%.  Net sales outside the U.S. were $3,787 million for the current period as compared with $3,961 million for the prior year period, representing a decrease of $174 million, or 4%, which includes the negative impact of foreign currency fluctuations of $57 million, or approximately 1%.

Digital Strategic Product Groups’ Revenues

The Company’s digital product sales, including new technologies product sales, were $3,470 million for the six months ended June 30, 2006 as compared with $2,995 million for the prior year period, representing an increase of $475 million, or 16%, primarily driven by the Creo and KPG acquisitions, partially offset by the decline in consumer digital capture.  Product sales from new technologies, which are included in digital product sales, were $25 million for both the current year period and the prior year period.

Traditional Strategic Product Groups’ Revenues

Net sales of the Company’s traditional products were $2,779 million for the six months ended June 30, 2006 as compared with $3,523 million for the prior year period, representing a decrease of $744 million, or 21%, primarily driven by declines in the consumer film capture SPG, the photofinishing services SPG and the consumer output SPG.

Foreign Revenues

The Company’s operations outside the U.S. are reported in three regions: (1) EAMER, (2) the Asia Pacific region and (3) the Canada and Latin America region.  Net sales in the EAMER region were $1,951 million for the first six months of 2006 as compared with $2,000 million for the first six months of 2005, representing a decrease of $49 million, or 2%.  The decrease in net sales for the period included the unfavorable impact of foreign currency fluctuations of 2%.  Net sales in the Asia Pacific region were $1,189 million for the first six months of 2006 as compared with $1,270 million for the prior year period, representing a decrease of $81 million, or 6%.  The decrease in net sales for the period reflected the unfavorable impact of foreign currency fluctuations of 1%.  Net sales in the Canada and Latin America region were $647 million in the first six months of 2006 as compared with $691 million for the first six months of 2005, representing a decrease of $44 million, or 6%.  The decrease in net sales for the period included the favorable impact of foreign currency fluctuations of 2%.

Gross Profit

Gross profit was $1,487 million for the six months ended June 30, 2006 as compared with $1,729 million for the six months ended June 30, 2005, representing a decrease of $242 million, or 14%.  The gross profit margin was 23.8% in the current period as compared with 26.5% in the prior year period.  The 2.7 percentage point decrease was primarily attributable to increased manufacturing costs, primarily driven by additional depreciation due to asset useful life changes made during the third quarter of 2005 and higher silver prices, partially offset by favorable cost reductions, which in total reduced gross profit margins by approximately 1.5 percentage points.  Declines due to volume, driven primarily by the consumer film capture SPG, reduced gross profit margins by approximately 0.6 percentage points, while declines due to price/mix, which were primarily attributable to the consumer film capture SPG, the consumer digital capture SPG, the kiosk SPG, and the digital printing SPG within the Graphic Communications Group segment, partially offset by the year-over-year increase in royalty income related to digital capture, reduced gross profit margins by approximately 1.0 percentage points.  Foreign exchange also decreased gross profit margins by approximately 0.4 percentage points.  These decreases were partially offset by the KPG and Creo acquisitions, which favorably impacted gross profit margins by approximately 0.8 percentage points.

Selling, General and Administrative Expenses

SG&A expenses were $1,229 million for the six months ended June 30, 2006 as compared with $1,231 million for the prior year period, representing a decrease of $2 million, or less than 1%.  SG&A as a percentage of sales increased to 20% for the six months ended June 30, 2006 from 19% for the prior year period.  The absolute dollar decrease in SG&A is primarily attributable to a $92 million reduction in selling expenses related to the FPG segment as a result of the continued decline in traditional product sales, ongoing Company-wide cost reduction initiatives, and favorable exchange of $12 million, partially offset by SG&A associated with the prior year acquisitions of KPG and Creo of $150 million, and $18 million of spending related to the Company’s exploration of strategic alternatives for the Health Group, which was publicly announced on May 4, 2006.

Research and Development Costs

R&D costs were $370 million for the six months ended June 30, 2006 as compared with $468 million for the six months ended June 30, 2005, representing a decrease of $98 million, or 21%.  R&D as a percentage of sales was 6% for the current period as compared with the prior year period of 7%.  This decrease was primarily driven by write-offs in the prior period of purchased in-process R&D associated with acquisitions made during the six months ended June 30, 2005 of $66 million, and by significant spending reductions related to traditional products and services.  These decreases were partially offset by additional R&D expense of $29 million associated with the Creo and KPG acquired businesses.

Restructuring Costs and Other

Restructuring costs and other were $314 million for the six months ended June 30, 2006 as compared with $368 million for the six months ended June 30, 2005, representing a decrease of $54 million or 15%.  These costs, as well as the restructuring costs reported in cost of goods sold, are discussed in further detail under “RESTRUCTURING COSTS AND OTHER” below.

Loss From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

The loss from continuing operations before interest, other income (charges), net and income taxes for the six months ended June 30, 2006 was $426 million as compared with a loss of $338 million for the six months ended June 30, 2005, representing an increased loss of $88 million.  This change is attributable to the reasons described above.

Interest Expense

Interest expense for the six months ended June 30, 2006 was $128 million as compared with $87 million for the prior year period, representing an increase of $41 million, or 47%.  Higher interest expense is a result of increased levels of debt associated with the prior year acquisitions of KPG and Creo, and higher interest rates.

Other Income (Charges), Net

The other income (charges), net component includes principally investment income, income and losses from equity investments, gains and losses on the sales of assets and investments and foreign exchange gains and losses.  Other income for the current year period was $28 million as compared with other charges of $2 million for the prior year period.  The increase of $30 million is primarily attributable to a year-over-year decrease in foreign exchange loss of $17 million, and a year-over-year increase in interest income of $17 million.  Also contributing to the year-over-year increase is the $19 million impairment charge incurred in the prior year period related to the investment in Lucky Film, and the gain on the sale of the Company’s investment in the SK Display joint venture of $7 million in the current year period.

Partially offsetting these increases to other income were impairment charges of $13 million in the current year period related to assets sold or held for sale, and a year-over-year decline in equity income from the KPG joint venture of approximately $12 million.  In the prior year period, the Company’s investment in KPG was accounted for under the equity method, and resulted in equity income of $12 million included in other income (charges), net.  KPG is now consolidated in the Company’s Statement of Earnings and included in the Graphic Communications Group segment.

Loss From Continuing Operations Before Income Taxes

The loss from continuing operations before income taxes for the six months ended June 30, 2006 was $526 million as compared with a loss of $427 million for the six months ended June 30, 2005, representing an increased loss of $99 million.  This change is attributable to the reasons described above.

Income Tax Provision (Benefit)

For the six months ended June 30, 2006, the Company recorded a provision of $54 million on a pre-tax loss of $526 million, representing an effective rate of (10.3)%.  The difference of $238 million between the recorded provision of $54 million and the benefit of $184 million that would result from applying the U.S. statutory rate of 35.0% is outlined below.

For the six months ended June 30, 2005, the Company recorded a benefit of $125 million on a pre-tax loss of $427 million, representing an effective rate of 29.3%.  The difference of $24 million between the recorded benefit of $125 million and the benefit of $149 million that would result from applying the U.S. statutory rate of 35.0% is outlined below.

(dollars in millions)		6 Months Ended June 30, 2006	6 Months Ended June 30, 2005

•	The ongoing impact of not providing any tax benefit on the losses incurred in the U.S., partially offset by the impact of the pre-tax earnings outside the U.S. being generated in jurisdictions with a net effective tax rate that is lower than the U.S. statutory rate. The Company was recording tax benefits on its U.S losses as of and for the six months ended June 30, 2005.	$75	$(38)

•

The Company recorded discrete pre-tax charges for restructuring, asset impairments and a legal settlement charge totaling $491 million in the six months ended June 30, 2006, relating to which the Company recorded a tax benefit of $64 million. This benefit differs from the benefit that would have resulted using the U.S. statutory rate of $172 million due to the fact that the restructuring charges recorded in the U.S. have not been benefited, combined with the fact that the charges recorded outside the U.S. have been incurred in jurisdictions that have a net tax rate that is lower than the U.S. statutory rate.

		108	—

•	The Company recorded discrete pre-tax charges for restructuring, asset sale gains, asset impairments and in-process R&D charges totaling $615 million in the six months ended June 30, 2005, relating to which the Company recorded a tax benefit of $179 million. This benefit differs from the benefit that would have resulted using the U.S. statutory rate of $215 million due to the fact that the restructuring charges recorded outside the U.S. have been incurred in jurisdictions that have a net tax rate that is lower than the U.S. statutory rate.	—	36

•

The Company recorded discrete tax charges in the six months ended June 30, 2006 relating primarily to purchase accounting, tax rate changes and impacts from the ongoing tax audits with respect to open tax years. The tax charge of $55 million includes a charge of $20 million relating to the finalization of the CREO purchase accounting and related changes to the allocation of the purchase price to the respective tax jurisdictions. Due to changes in the allocation of the purchase price between the U.S. and other countries, the finalization of the purchase accounting had a $20 million impact on the valuation allowance in the U.S.

		55	—

•	The Company recorded discrete tax charges in the six months ended June 30, 2005 relating primarily to tax rate changes, the establishment of a valuation allowance against deferred tax assets in Brazil, the planned remittance of earnings from subsidiary companies outside the U.S. and a change in estimate with respect to a tax benefit recorded in connection with a land donation in a prior period.	—	26

Total tax provision difference resulting from the Company’s effective tax rate vs. the U.S. statutory rate		$238	$24

The Company’s effective tax rate will change throughout 2006 primarily as a result of (1) the mix of losses generated within the U.S., which will not be benefited, and the earnings that will be generated outside the U.S., (2) the tax impacts of the Company’s ongoing restructuring activity under its 2004-2007 Restructuring Program, which will be based on the specific tax jurisdictions in which those charges are incurred, and (3) other nonrecurring, discrete factors.

Loss From Continuing Operations

The loss from continuing operations for the six months ended June 30, 2006 was $580 million, or $2.02 per basic and diluted share, as compared with a loss from continuing operations for the six months ended June 30, 2005 of $302 million, or $1.05 per basic and diluted share, representing a decrease in earnings of $278 million.  This decrease in earnings from continuing operations is attributable to the reasons described above.

CONSUMER DIGITAL IMAGING GROUP

Worldwide Revenues

Net worldwide sales for the Consumer Digital Imaging Group (CDG) segment were $1,126 million for the six months ended June 30, 2006 as compared with $1,224 million for the six months ended June 30, 2005, representing a decrease of $98 million, or 8%.  The decrease in net sales was comprised of: (1) declines related to negative price/mix, which reduced net sales by approximately 4.6 percentage points, driven primarily by the kiosk SPG and the home printing solutions SPG, (2) lower volumes, which decreased first half sales by approximately 2.8 percentage points, driven primarily by declines in the consumer digital capture SPG, and (3) unfavorable exchange, which decreased net sales by approximately 0.6 percentage points.

CDG segment net sales in the U.S. were $653 million for the current year period as compared with $695 million for the prior year period, representing a decrease of $42 million, or 6%.  CDG segment net sales outside the U.S. were $473 million for the current year period as compared with $529 million for the prior year period, representing a decrease of $56 million, or 11%.

Net worldwide sales of consumer digital capture products, which include consumer digital cameras, accessories, memory products, imaging sensors, and royalties, decreased 13% in the first half of 2006 as compared with the prior year period, primarily reflecting volume decreases, unfavorable exchange and negative price/mix.  Year to date through May, the Company remains in one of the top three market positions in the U.S. and on a worldwide basis for consumer digital cameras.

Net worldwide sales of picture maker kiosks/media increased 3% in the six months ended June 30, 2006 as compared with the six months ended June 30, 2005, as a result of volume increases, partially offset by negative price/mix and unfavorable exchange.

Net worldwide sales of the home printing solutions SPG, which includes inkjet photo paper and printer docks/media, decreased 6% in the current year period as compared with the prior year period, driven by unfavorable price/mix and negative foreign exchange, partially offset by volume increases.  Year to date through May, the Company’s printer dock product continues to maintain leading market share positions on a weighted average basis in six key countries where market share is measured.

Gross Profit

Gross profit for the CDG segment was $173 million for the six months ended June 30, 2006 as compared with $226 million for the prior year period, representing a decrease of $53 million or 23%.  The gross profit margin was 15.4% in the current year period as compared with 18.5% in the prior year period.  The 3.1 percentage point decrease was primarily attributable to price/mix declines primarily driven by the consumer digital capture SPG, the home printing solutions SPG, and the kiosk SPG, partially offset by the year-over-year increase in royalty income related to digital capture, which in total reduced gross profit margins by approximately 3.2 percentage points, and foreign exchange, which negatively impacted gross profit margins by approximately 0.6 percentage points.  These declines were partially offset by reduced manufacturing-related costs, which positively impacted gross profit margins by approximately 0.7 percentage points.

Selling, General and Administrative Expenses

SG&A expenses for the CDG segment increased $10 million, or 4%, from $244 million in the six months ended June 2005 to $254 million in the current year period, and increased as a percentage of sales from 20% for the first half of 2005 to 23% for the current year period.  This increase was primarily driven by advertising costs.

Research and Development Costs

R&D costs for the CDG segment increased $1 million, or 1%, from $91 million in the six months ended June 2005 to $92 million in the current year period and increased as a percentage of sales from 7% in the prior year period to 8% in the current year period.

Loss From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

The loss from continuing operations before interest, other income (charges), net and income taxes for the CDG segment was $173 million in the six months ended June 2006 compared with a loss of $110 million in the six months ended June 30, 2005, representing a decrease in earnings of $63 million or 57%, as a result of the factors described above.

FILM AND PHOTOFINISHING SYSTEMS GROUP

Worldwide Revenues

Net worldwide sales for the Film and Photofinishing Systems Group (FPG) segment were $2,069 million for the six months ended June 30, 2006 as compared with $2,771 million for the six months ended June 30, 2005, representing a decrease of $702 million, or 25%.  The decrease in net sales was comprised of lower volumes driven primarily by declines in the consumer film capture SPG, the consumer output SPG, and the photofinishing services SPG, which decreased second quarter sales by approximately 22.7 percentage points, and declines related to negative price/mix, driven primarily by the consumer film capture SPG, which reduced net sales by approximately 1.8 percentage points.  Unfavorable foreign exchange also decreased net sales by approximately 0.8 percentage points.

FPG segment net sales in the U.S. were $675 million for the current year period as compared with $914 million for the six months ended June 30, 2005, representing a decrease of $239 million, or 26%.  FPG segment net sales outside the U.S. were $1,394 million for the six months ended June 30, 2006 as compared with $1,857 million for the prior year period, representing a decrease of $463 million, or 25%.

Net worldwide sales of the consumer film capture SPG, including consumer roll film (35mm and APS film), one-time-use cameras (OTUC), professional films, reloadable traditional film cameras and batteries/videotape, decreased 32% in the six months ended June 30, 2006 as compared with the six months ended June 30, 2005, primarily reflecting industry volume declines.

Net worldwide sales for the consumer and professional output SPGs, which includes color negative paper, and photochemicals, decreased 22% in the six months ended June 30, 2006 as compared with the six months ended June 30, 2005, primarily reflecting volume declines and negative price/mix.

Net worldwide sales for the photofinishing services SPG, which includes equipment and photofinishing services at retail on-site and Qualex in the U.S. and CIS (Consumer Imaging Services) outside the U.S., decreased 47% in the six months ended June 30, 2006 as compared with the six months ended June 30, 2005, reflecting continuing volume declines.

Net worldwide sales for the entertainment imaging SPGs, including origination and print films for the entertainment industry decreased 6%, primarily reflecting volume declines, unfavorable price/mix for print films, and unfavorable exchange.  These results reflect more conservative motion picture release strategies by major studios including the maturation of industry practice regarding simultaneous worldwide releases of major feature films, as well as revenue in 2005 from non-recurring transactions.

Gross Profit

Gross profit for the FPG segment was $518 million for the six months ended June 30, 2006 as compared with $865 million for the prior year period, representing a decrease of $347 million or 40%.  The gross profit margin was 25.0% in the current year period as compared with 31.2% in the prior year period.  The 6.2 percentage point decrease was primarily attributable to asset useful life changes in third quarter 2005, higher silver costs, and other manufacturing costs, which together reduced gross profit margins by approximately 5.8 percentage points.  Negative foreign exchange reduced gross profit margins by approximately 0.4 percentage points, while volume declines of approximately 0.5 percentage points were more than offset by improvements in price/mix of approximately 0.6 percentage points.

Selling, General and Administrative Expenses

SG&A expenses for the FPG segment decreased $144 million, or 29%, from $501 million in the six months ended June 30, 2005 to $357 million in the current year period, and decreased as a percentage of sales from 18% in the prior year period to 17% in the current year period.  The decline in SG&A was attributable to a reduction in selling expenses of $92 million, a reduction in administrative expenses of $25 million and a reduction in advertising costs of $27 million.

Research and Development Costs

R&D costs for the FPG segment decreased $30 million, or 60%, from $50 million in the six months ended June 30, 2005 to $20 million in the current year period and decreased as a percentage of sales from 2% in the prior year period to 1% in the current year period.  The decrease in R&D was primarily attributable to reductions in spending related to traditional products and services.

Earnings From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

Earnings from continuing operations before interest, other income (charges), net and income taxes for the FPG segment were $142 million in the six months ended June 30, 2006 compared with $315 million in the six months ended June 30, 2005, representing a decrease of $173 million or 55%, largely resulting from the decrease in sales in the current period, higher silver prices, and the impacts of asset useful life changes that were made in the third quarter of 2005.

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

As a result of the ongoing integration within the Graphic Communications Group segment, it will become increasingly difficult to report results by discrete entities within the business.  Starting in the third quarter of 2006, the Company will report results for the Graphic Communications Group segment consistent with the organizational structure of the business.

Worldwide Revenues

Net worldwide sales for the Graphic Communications Group segment were $1,778 million for the six months ended June 30, 2006 as compared with $1,162 million for the prior year period, representing an increase of $616 million, or 53%.  The increase in net sales was primarily due to the KPG and Creo acquisitions, which together contributed $639 million or approximately 55.0 percentage points to the year-over-year increase in sales.  These increases were partially offset by (1) volume declines, primarily driven by the traditional consumables SPG, which decreased sales by approximately 0.6 percentage points, (2) unfavorable price/mix, primarily driven by the digital printing SPG and the inkjet SPG, which decreased sales by approximately 0.6 percentage points, and (3) unfavorable foreign exchange, which negatively impacted net sales by approximately 0.9 percentage points.

Net sales in the U.S. were $627 million for the current year period as compared with $407 million for the prior year period, representing an increase of $220 million, or 54%.  Net sales outside the U.S. were $1,151 million in the six months ended June 30, 2006 as compared with $755 million for the prior year period, representing an increase of $396 million, or 52%, which includes a decrease of $10 million or 1% unfavorable impact from exchange.

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

Digital product sales for the Graphic Communications Group segment were $1,496 million for the six months ended June 30, 2006 as compared with $906 million for the prior year period, representing an increase of $590 million, or 65%.  The increase in digital product sales was primarily attributable to the acquisitions of KPG and Creo.

Net worldwide sales for NexPress digital printing increased 11% driven by strong color volume increases partially offset by negative price/mix and unfavorable foreign exchange.  The installed base of digital production color presses continues to grow and increases in customer average monthly page volumes are leading to higher sales of consumables.

Sales of Kodak Versamark and Encad products and services decreased 5% in the current year period as compared with the first half of 2005, due to volume and mix.

Traditional Strategic Product Groups’ Revenues

Segment traditional product sales are primarily comprised of sales of traditional graphics products, KPG’s analog plates and other films, and microfilm products.  These sales were $282 million for the current year period compared with $256 million for the prior year period, representing an increase of $26 million, or 10%.  The increase in sales was primarily attributable to the acquisition of KPG.

Gross Profit

Gross profit for the Graphic Communications Group segment was $508 million for the six months ended June 30, 2006 as compared with $297 million in the prior year period, representing an increase of $211 million, or 71%.  The gross profit margin was 28.6% in the current year period as compared with 25.6% in the prior year period.  The increase in the gross profit margin of 3.0 percentage points was primarily attributable to: (1) the acquisitions of Creo and KPG, which increased gross profit margins by approximately 1.3 percentage points, (2) improvements in price/mix, primarily driven by the workflow and prepress SPG, which increased gross profit margins by approximately 1.0 percentage points, and (3) reductions in manufacturing and other costs, which increased gross profit margins by approximately 0.9 percentage points.  These positive impacts were partially offset by unfavorable exchange, which decreased gross profit margins by approximately 0.2 percentage points.

Selling, General and Administrative Expenses

SG&A expenses for the Graphic Communications Group segment were $356 million for the six months ended June 30, 2006 as compared with $224 million in the prior year period, representing an increase of $132 million, or 59%, and increased as a percentage of sales from 19% in the prior year period to 20% in the current year period.  The increase in SG&A is primarily attributable to $150 million of SG&A costs associated with the acquired KPG and Creo businesses, partially offset by integration synergies.

Research and Development Costs

R&D costs for the six months ended June 30, 2006 for the Graphic Communications Group segment decreased $50 million, or 34%, from $149 million for the six months ended June 30, 2005 to $99 million for the current year period, and decreased as a percentage of sales from 13% for the six months ended June 30, 2005 to 6% for the current year period.  The decrease was primarily driven by $64 million of write-offs in the prior year period for purchased in-process R&D associated with acquisitions, and was also driven by integration synergies and reduced spending on other GCG products.  These decreases were partially offset by increased R&D costs associated with the acquired businesses of $29 million.

Earnings (Loss) From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

Earnings from continuing operations before interest, other income (charges), net and income taxes for the Graphic Communications Group segment were $53 million in the six months ended June 30, 2006 compared with a loss of $76 million in the six months ended June 30, 2005.  This increase in earnings is attributable to the reasons outlined above.

HEALTH GROUP

Worldwide Revenues

Net worldwide sales for the Health Group segment were $1,240 million for the six months ended June 30, 2006 as compared with $1,320 million for the prior year period, representing a decrease of $80 million, or 6%.  The decrease in sales was attributable to decreases in volume of approximately 4.1 percentage points, primarily driven by the digital output film SPG and radiology film SPG, partially offset by the growth in digital capture and healthcare information SPGs.  Price/mix decreases reduced sales by approximately 0.7 percentage points, primarily driven by the digital capture SPG and digital output SPG.  Additionally, unfavorable exchange negatively impacted sales by approximately 1.4 percentage points.

Net sales in the U.S. were $477 million for the current year period as compared with $518 million for the six months ended June 30, 2005, representing a decrease of $41 million, or 8%.  Net sales outside the U.S. were $763 million for the first half of 2006 as compared with $802 million for the prior year period, representing a decrease of $39 million, or 5%, which includes a decline of 2% from the unfavorable impact of exchange.

Digital Strategic Product Groups’ Revenues

Health Group segment digital sales, which include digital output (DryView laser imagers/media and wet laser printers/media), digital capture systems (computed radiography and digital radiography equipment), digital dental systems (practice management software and digital and computed radiography capture equipment), healthcare information solutions (Picture Archiving and Communications Systems (PACS)), Radiology Information Systems (RIS) and Information Management Solutions (IMS), and associated services were $822 million for the current year period as compared with $840 million for the six months ended June 30, 2005, representing a decrease of $18 million, or 2%.  This sales decline was driven by lower volumes in the digital output SPG, partially offset by volume growth in the digital capture SPG, digital dental SPG, and healthcare information solutions SPG.

Traditional Strategic Product Groups’ Revenues

Segment traditional product sales, including analog film, equipment, service, and chemistry, were $418 million for the current year period as compared with $480 million for the six months ended June 30, 2005, representing a decrease of $62 million, or 13%.  Sales reflect volume declines and negative price/mix.

Gross Profit

Gross profit for the Health Group segment was $445 million for the six months ended June 30, 2006 as compared with $513 million in the prior year period, representing a decrease of $68 million, or 13%.  The gross profit margin was 35.9% in the current year period as compared with 38.9% in the prior year period.  The decrease in the gross profit margin of 3.0 percentage points was principally attributable to: (1) price/mix, which negatively impacted gross profit margins by 2.5 percentage points primarily driven by the digital capture SPG, (2) an increase in manufacturing cost, which decreased gross profit margins by 0.2 percentage points, primarily reflecting higher silver and raw material costs, and (3) unfavorable exchange, which reduced gross profit margins by approximately 0.2 percentage points.

Selling, General and Administrative Expenses

SG&A expenses for the Health Group segment increased $5 million, or 2%, from $242 million in the six months ended June 30, 2005 to $247 million for the current year period, and increased as a percentage of sales from 18% in the prior year period to 20% in the current year period.  The increase in SG&A expenses is primarily attributable to $10 million of costs related to the exploration of strategic alternatives for the Health Group, which was publicly announced on May 4, 2006, partially offset by a favorable legal settlement in the second quarter of 2006 and other cost reductions.

Research and Development Costs

R&D costs for the six months ended June 30, 3006 decreased $10 million, or 12%, from $84 million in the six months ended June 30, 2005 to $74 million, and remained constant as a percentage of sales at 6%.  This decrease was primarily driven by the write-off of $2 million of purchased in-process R&D in the first quarter of 2005 related to the acquisition of OREX Computed Radiography Ltd., and by development costs incurred during the six months ended June 30, 2005 related to products which were completed and launched in the second half of 2005.

Earnings From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

Earnings from continuing operations before interest, other income (charges), net and income taxes for the Health segment decreased $63 million, or 34%, from $187 million for the prior year period to $124 million for the six months ended June 30, 2006 due to the reasons described above.

ALL OTHER

Worldwide Revenues

Net worldwide sales for All Other were $36 million for the six months ended June 30, 2006 as compared with $41 million for the six months ended June 30, 2005, representing a decrease of $5 million, or 12%.  Net sales in the U.S. were $30 million for the six months ended June 30, 2006 as compared with $23 million for the prior year period, representing an increase of $7 million, or 30%.  Net sales outside the U.S. were $6 million in the six months ended June 30, 2006 as compared with $18 million in the prior year period, representing a decrease of $12 million, or 67%.

Loss From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

The loss from continuing operations before interest, other income (charges), net and income taxes for All Other was $94 million in the current year period as compared with a loss of $109 million in the six months ended June 30, 2005, primarily driven by digital investments, which include the consumer inkjet and display programs.

NET LOSS

The net loss for the six months ended June 30, 2006 was $580 million, or a loss of $2.02 per basic and diluted share, as compared with a net loss for the first half of 2005 of $301 million, or $1.05 per basic and diluted share, representing an increase in losses of $279 million or 93%.  This decrease is attributable to the reasons outlined above.

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

In connection with its announcement relating to the extended “2004-2007 Restructuring Program,” the Company has provided estimates with respect to (1) the number of positions to be eliminated, (2) the facility square footage reduction, (3) the reduction in its traditional manufacturing infrastructure, (4) the total restructuring charges to be incurred, (5) incremental annual savings, and (6) incremental cash charges associated with these actions.

The actual charges for initiatives under this program are recorded in the period in which the Company commits to formalized restructuring plans or executes the specific actions contemplated by the program and all criteria for restructuring charge recognition under the applicable accounting guidance have been met.

Restructuring Programs Summary

The activity in the accrued restructuring balances and the non-cash charges incurred in relation to all of the restructuring programs described below were as follows for the second quarter of 2006:

(in millions)	Balance March 31, 2006	Costs Incurred	Reversals (1)	Cash Payments	Non-cash Settlements	Other Adjustments and Reclasses (2)	Balance June 30, 2006

2004-2007 Restructuring Program:
Severance reserve	$269	$141	$—	$(118)	$—	$(12)	$280
Exit costs reserve	29	20	(1)	(15)	—	(4)	29

Total reserve	$298	$161	$(1)	$(133)	$—	$(16)	$309

Long-lived asset impairments and inventory write-downs	$—	$14	$—	$—	$(14)	$—	$—

Accelerated depreciation	$—	$72	$—	$—	$(72)	$—	$—

Pre-2004 Restructuring Programs:
Severance reserve	$1	$—	$—	$(1)	$—	$—	$—
Exit costs reserve	12	—	—	(1)	—	1	12

Total reserve	$13	$—	$—	$(2)	$—	$1	$12

Total of all restructuring programs	$311	$247	$(1)	$(135)	$(86)	$(15)	$321

(1)

During the three months ended June 30, 2006, the Company reversed $1 million of exit cost reserves, as exit costs were settled for amounts less than originally estimated.  These reserve reversals were included in restructuring costs and other in the accompanying Statement of Operations for the three months ended June 30, 2006.

(2)

The total restructuring charges of $247 million include: (1) pension and other postretirement charges and credits for curtailments, settlements and special termination benefits, and (2) environmental remediation charges that resulted from the Company’s ongoing restructuring actions.  However, because the impact of these charges and credits relate to the accounting for pensions, other postretirement benefits, and environmental remediation costs, the related impacts on the Consolidated Statement of Financial Position are reflected in their respective components as opposed to within the accrued restructuring balances at June 30, 2006.  Accordingly, the Other Adjustments and Reclasses column of the table above includes: (1) reclassifications to Other long-term assets and Pension and other postretirement liabilities for the position elimination-related impacts on the Company’s pension and other postretirement employee benefit plan arrangements, including net curtailment losses, settlement losses, and special termination benefits of $(21) million, and (2) reclassifications to Other long-term liabilities for the restructuring-related impacts on the Company’s environmental remediation liabilities of $(7) million.  Additionally, the Other Adjustments and Reclasses column of the table above includes: (1) adjustments to the restructuring reserves of $9 million related to the Creo purchase accounting impacts that were charged appropriately to Goodwill as opposed to Restructuring charges, and (2) foreign currency translation adjustments of $4 million, which are reflected in Accumulated other comprehensive loss in the Consolidated Statement of Financial Position.

The costs incurred, net of reversals, which total $246 million for the three months ended June 30, 2006, include $72 million and $5 million of charges related to accelerated depreciation and inventory write-downs, respectively, that were reported in cost of goods sold in the accompanying Consolidated Statement of Operations for the three months ended June 30, 2006.  The remaining costs incurred, net of reversals, of $169 million were reported as restructuring costs and other in the accompanying Consolidated Statement of Operations for the three months ended June 30, 2006.    The severance costs and exit costs require the outlay of cash, while long-lived asset impairments, accelerated depreciation and inventory write-downs represent non-cash items.

2004-2007 Restructuring Program

The Company announced on January 22, 2004 that it planned to develop and execute a comprehensive cost reduction program throughout the 2004 to 2006 timeframe.  The objective of these actions is to achieve a business model appropriate for the Company’s traditional businesses, and to sharpen the Company’s competitiveness in digital markets.

The Program was expected to result in total charges of $1.3 billion to $1.7 billion over the three-year period, of which $700 million to $900 million are related to severance, with the remainder relating to the disposal of buildings and equipment.  Overall, the Company’s worldwide facility square footage was expected to be reduced by approximately one-third.  Approximately 12,000 to 15,000 positions worldwide were expected to be eliminated through these actions primarily in global manufacturing, selected traditional businesses and corporate administration.

On July 20, 2005, the Company announced that it would extend the restructuring activity, originally announced in January 2004, as part of its efforts to accelerate its digital transformation and to respond to a faster-than-expected decline in consumer film sales.  As a result of this announcement, the overall restructuring program was renamed the “2004-2007 Restructuring Program.”  Under the 2004-2007 Restructuring Program, the Company expected to increase the total employment reduction to a range of 22,500 to 25,000 positions, and to reduce its traditional manufacturing infrastructure to approximately $1 billion, compared with $2.9 billion as of December 31, 2004.  These changes were expected to increase the total charges under the Program to a range of $2.7 billion to $3.0 billion.  Based on the actual actions taken through the end of the second quarter of 2006 under this Program and an understanding of the estimated remaining actions to be taken, the Company expects that the employment reductions and total charges under this Program will be within the ranges of 25,000 to 27,000 positions and $3.0 billion to $3.4 billion, respectively.  When essentially completed in 2007, the activities under this Program will result in a business model consistent with what is necessary to compete profitably in digital markets.

The Company implemented certain actions under the Program during the second quarter of 2006.  As a result of these actions, the Company recorded charges of $175 million in the second quarter of 2006, which were composed of severance, long-lived asset impairments, exit costs and inventory write-downs of $141 million, $9 million, $20 million and $5 million, respectively.  The severance costs related to the elimination of approximately 1,625 positions, including approximately 200 photofinishing, 900 manufacturing, and 525 administrative positions.  The geographic composition of the positions to be eliminated includes approximately 600 in the United States and Canada and 1,025 throughout the rest of the world.  Included in the 1,625 positions are approximately 25 positions related to Creo, which was acquired in 2005.  The severance charge related to these positions is included in Goodwill as part of the purchase accounting related to Creo.  The reduction of the 1,625 positions and the $161 million charges for severance and exit costs are reflected in the 2004-2007 Restructuring Program table below.  The $9 million charge in the second quarter and the $46 million year-to-date charge for long-lived asset impairments were included in restructuring costs and other in the accompanying Consolidated Statement of Operations for the three and six months ended June 30, 2006, respectively.  The charges taken for inventory write-downs of $5 million and $6 million were reported in cost of goods sold in the accompanying Consolidated Statement of Operations for the three and six months ended June 30, 2006, respectively.

As a result of initiatives implemented under the 2004-2007 Restructuring Program, the Company recorded $72 million and $154 million of accelerated depreciation on long-lived assets in cost of goods sold in the accompanying Consolidated Statement of Operations for the three and six months ended June 30, 2006, respectively.  The accelerated depreciation relates to long-lived assets accounted for under the held and used model of SFAS No. 144.  The second quarter amount of $72 million relates to $71 million of manufacturing facilities and equipment, and $1 million of administrative facilities and equipment that will be used until their abandonment.  The year-to-date amount of $154 million relates to $4 million of photofinishing facilities and equipment, $149 million of manufacturing facilities and equipment, and $1 million of administrative facilities and equipment that will be used until their abandonment.  The Company will incur approximately $91 million of accelerated depreciation for the remainder of 2006 as a result of the initiatives already implemented under the 2004-2007 Restructuring Program.

Under this Program, on a life-to-date basis as of June 30, 2006, the Company has recorded charges of $2,435 million, which was composed of severance, long-lived asset impairments, exit costs, inventory write-downs, and accelerated depreciation of $1,146 million, $308 million, $222 million, $62 million, and $697 million, respectively.  The severance costs related to the elimination of approximately 20,550 positions, including approximately 6,025 photofinishing, 9,500 manufacturing, 1,075 research and development and 3,950 administrative positions.

The following table summarizes the activity with respect to the charges recorded in connection with the focused cost reduction actions that the Company has committed to under the 2004-2007 Restructuring Program and the remaining balances in the related reserves at June 30, 2006:

(dollars in millions)	Number of Employees	Severance Reserve	Exit Costs Reserve	Total	Long-lived Asset Impairments and Inventory Write-downs	Accelerated Depreciation

2004 charges	9,625	$418	$99	$517	$157	$152
2004 reversals	—	(6)	(1)	(7)	—	—
2004 utilization	(5,175)	(169)	(47)	(216)	(157)	(152)
2004 other adj. & reclasses	—	24	(15)	9	—	—

Balance at 12/31/04	4,450	267	36	303	—	—
2005 charges	8,125	497	84	581	161	391
2005 reversals	—	(3)	(6)	(9)	—	—
2005 utilization	(10,225)	(377)	(95)	(472)	(161)	(391)
2005 other adj. & reclasses	—	(113)	4	(109)	—	—

Balance at 12/31/05	2,350	271	23	294	—	—
Q1, 2006 charges	1,175	90	19	109	38	82
Q1, 2006 reversals	—	(1)	—	(1)	—	—
Q1, 2006 utilization	(1,425)	(97)	(14)	(111)	(38)	(82)
Q1, 2006 other adj. & reclasses	—	6	1	7	—	—

Balance at 03/31/06	2,100	269	29	298	—	—
Q2, 2006 charges	1,625	141	20	161	14	72
Q2, 2006 reversals	—	—	(1)	(1)	—	—
Q2, 2006 utilization	(1,300)	(118)	(15)	(133)	(14)	(72)
Q2, 2006 other adj. & reclasses	—	(12)	(4)	(16)	—	—

Balance at 06/30/06	2,425	$280	$29	$309	$—	$—

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

The charges of $247 million recorded in the second quarter of 2006, excluding reversals, included $56 million applicable to the Film and Photofinishing Systems Group segment, $5 million applicable to the Graphic Communications Group segment, and $2 million applicable to the Consumer Digital Imaging Group segment.  The balance of $184 million was applicable to manufacturing, research and development, and administrative functions, which are shared across all segments.

The restructuring actions implemented during the second quarter of 2006 under the 2004-2007 Restructuring Program are expected to generate future annual cost savings of approximately $109 million, of which approximately $107 million represents future annual cash savings.  These cost savings began to be realized by the Company beginning in the second quarter of 2006, and are expected to be fully realized by the end of 2006 as most of the actions and severance payouts are completed.  These total cost savings are expected to reduce future cost of goods sold, SG&A, and R&D expenses by approximately $71 million, $37 million, and $1 million, respectively.

Based on all of the actions taken to date under the 2004-2007 Restructuring Program, the program is expected to generate annual cost savings of approximately $1,190 million, including annual cash savings of $1,140 million, as compared with pre-program levels.  The Company began realizing these savings in the second quarter of 2004, and expects the savings to be fully realized by the end of 2006 as most of the actions and severance payouts are completed.  These total cost savings are expected to reduce cost of goods sold, SG&A, and R&D expenses by approximately $803 million, $280 million, and $107 million, respectively.

The above savings estimates are based primarily on objective data related to the Company’s severance actions.  Savings resulting from facility closures and other non-severance actions that are more difficult to quantify are not included.  The Company is updating its estimate of total annual cost savings under the extended 2004-2007 Restructuring Program of $1.6 billion to $1.8 billion, as announced in July 2005, based on the additional charges expected to be incurred, as discussed above.

Pre-2004 Restructuring Programs

At June 30, 2006, the Company had remaining exit costs reserves of $12 million relating to restructuring plans committed to or executed prior to 2004.  Most of these remaining exit costs reserves represent long-term lease payments, which will continue to be paid over periods throughout and after 2006.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Activity
The Company’s cash and cash equivalents decreased $610 million to $1,055 million at June 30, 2006.  The decrease resulted primarily from $401 million of net cash used in operating activities, $163 million of net cash used in investing activities, and $52 million of net cash used in financing activities.

The net cash used in operating activities of $401 million was primarily attributable to a decrease in liabilities excluding borrowings of $482 million, which included $279 million of payments for restructuring-related severance benefits and exit costs, as well as timing of payments of customer rebates and trade payables.   These uses of cash were partially offset by decreases in receivables of $216 million.  The decrease in receivables is a result of seasonally lower sales levels in the three month period ended June 30, 2006 compared with fourth quarter 2005 sales.  In addition, the company’s net loss of $580 million which, when adjusted for equity in earnings from unconsolidated affiliates, depreciation and amortization, the gain on sales of businesses/assets, restructuring costs, asset impairments and other non-cash charges, and benefit for deferred taxes, used $28 million of operating cash.

The net cash used in investing activities of $163 million was utilized primarily for capital expenditures of $184 million.  The net cash used in financing activities of $52 million was the result of a net decrease in borrowings.

The Company’s primary uses of cash include restructuring payments, debt payments, capital additions, dividend payments, employee benefit plan payments/contributions, and working capital needs.

Capital additions were $184 million in the six months ended June 30, 2006, with the majority of the spending supporting new products, manufacturing productivity and quality improvements, infrastructure improvements, equipment placements with customers, and ongoing environmental and safety initiatives.  For the year ending December 31, 2006, the Company expects capital additions of less than $500 million.

During the six months ended June 30, 2006, the Company expended $279 million against restructuring reserves and pension and other postretirement liabilities, primarily for the payment of severance benefits.  Employees whose positions were eliminated could elect to receive severance payments for up to two years following their date of termination.

As a result of the cumulative impact of the ongoing position eliminations under its Pre-2004 and 2004-2007 Restructuring Programs as disclosed in Note 8 and above as part of Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company incurred curtailment and settlement gains and losses with respect to certain of its retirement plans in 2006.  These curtailment events resulted in the remeasurement of the respective plans’ obligations, which impacted the accounting for the additional minimum pension liabilities.  As a result of these remeasurements, the Company was required to decrease its additional minimum pension liabilities by $285 million during 2006.  This decrease is reflected in the postretirement liabilities component within the accompanying Consolidated Statement of Financial Position as of June 30, 2006.  The net-of-tax amount of $206 million relating to the decrease of the additional minimum pension liabilities is reflected in the accumulated other comprehensive loss component within the accompanying Consolidated Statement of Financial Position as of June 30, 2006.  The related decrease in the long-term deferred tax asset of $79 million was reflected in the other long-term assets component within the accompanying Consolidated Statement of Financial Position as of June 30, 2006.

The Company has a dividend policy whereby it makes semi-annual payments which, when declared, will be paid on the Company’s 10th business day each July and December to shareholders of record on the close of the first business day of the preceding month.  On May 10, 2006, the Board of Directors declared a semi-annual cash dividend of $.25 per share payable to shareholders of record at the close of business on June 1, 2006.  This dividend was paid on July 18, 2006.

The Company made contributions (funded plans) or paid benefits (unfunded plans) totaling approximately $100 million relating to its major U.S. and non-U.S. defined benefit pension plans in the first half of 2006.  The Company expects its contribution (funded plans) and benefit payment (unfunded plans) requirements for its major U.S. and non-U.S. defined benefit pension plans for the balance of 2006 to be approximately $84 million.

The Company paid benefits totaling approximately $118 million relating to its U.S., United Kingdom and Canada postretirement benefit plans in the first half of 2006.  The Company expects to pay benefits of $131 million for its U.S., United Kingdom and Canada postretirement plans for the balance of 2006.

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

Short-Term Borrowings
As of June 30, 2006, the Company and its subsidiaries, on a consolidated basis, maintained $1,124 million in committed bank lines of credit and $749 million in uncommitted bank lines of credit to ensure continued access to short-term borrowing capacity.

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

The 5-Year Revolving Credit Facility can be used by Eastman Kodak Company (U.S. Borrower) for general corporate purposes including the issuance of letters of credit.  Amounts available under the facility can be borrowed, repaid and re-borrowed throughout the term of the facility provided the Company remains in compliance with covenants contained in the Secured Credit Agreement.  As of June 30, 2006, there was no debt outstanding and $129 million of letters of credit issued under this facility.

Under the Term Facilities, $1.2 billion was borrowed at closing primarily to refinance debt originally issued under the Company’s previous $1.225 billion 5-Year Facility to finance the acquisition of Creo Inc. on June 15, 2005.  The $1.2 billion consisted of a $920 million 7-Year Term Loan to the U.S. Borrower and $280 million 7-Year Term Loan to Kodak Graphic Communications Canada Company (KGCCC or, the Canadian Borrower).  Pursuant to the terms of the Secured Credit Agreement, an additional $500 million was available to the U.S. Borrower under the seven-year term loan facility for advance at any time through June 15, 2006.  On June 15, 2006, the Company used this $500 million to refinance $500 million 6.375% Medium Term Notes, Series A, due June 15, 2006.  This term loan matures on October 18, 2012 and may be prepaid in whole or in part at specified interest reset dates without penalty.  These obligations are secured through asset and equity pledges as described below.

At June 30, 2006, the balances reported in long-term debt, net of current portion, on the Consolidated Statement of Financial Position were $1,415 million and $279 million for the U.S. Borrower and the Canadian Borrower, respectively.  The Secured Credit Agreement requires mandatory quarterly prepayment of .25% of the outstanding advances.  Debt issue costs incurred of approximately $57 million associated with the Secured Credit Facilities were recorded as an asset and are being amortized over the life of the borrowings.

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

Pursuant to the Secured Credit Agreement and associated Canadian Security Agreement, Eastman Kodak Company and Kodak Graphic Communications Company (KGCC, formerly Creo Americas, Inc.), jointly and severally guarantee the obligations of the Canadian Borrower, to the Lenders.  Subsequently, KGCC has been merged into Eastman Kodak Company.  Certain assets of the Canadian Borrower in Canada were also pledged in support of its obligations, including, but not limited to, receivables, inventory, equipment, deposit accounts, investments, intellectual property, including patents, trademarks and copyrights, and the capital stock of the Canadian Borrower’s Material Subsidiaries.

Interest rates for borrowings under the Secured Credit Agreement are dependent on the Company’s Long-Term Senior Secured Credit Rating.  The Secured Credit Agreement contains various affirmative and negative covenants customary in a facility of this type, including two quarterly financial covenants: (1) a consolidated debt for borrowed money to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (subject to adjustments to exclude any extraordinary income or losses, as defined by the Secured Credit Agreement, interest income and certain non-cash items of income and expense) ratio of not greater than:  4.25 to 1 as of June 30, 2006; 4.00 to 1 as of September 30, 2006; and 3.50 to 1 as of December 31, 2006 and thereafter, and (2) a consolidated EBITDA to consolidated interest expense (subject to adjustments to exclude interest expense not related to borrowed money) ratio, on a rolling four-quarter basis, of no less than 3 to 1.

As of June 30, 2006, the Company’s consolidated debt to EBITDA ratio was 2.90 and the consolidated EBITDA to consolidated interest ratio was 5.14.  Consolidated EBITDA and consolidated interest expense, as adjusted, are non-GAAP financial measures.  The Company believes that the presentation of the consolidated debt to EBITDA and EBITDA to consolidated interest expense financial measures is useful information to investors, as it provides information as to how the Company actually performed against the financial requirements under the Secured Credit Facilities, and how much headroom the Company has within these covenants.

The following table reconciles EBITDA, as included in the computation of the consolidated debt to EBITDA ratio under the Secured Credit Agreement covenants, to the most directly comparable GAAP measure of loss from continuing operations before interest, other income (charges), net and income taxes:

(in millions)	Rolling Four Quarter Total	Second Quarter 2006	First Quarter 2006	Fourth Quarter 2005	Third Quarter 2005

Net loss	$(1,540)	$(282)	$(298)	$(46)	$(914)
Plus:
Interest expense	252	66	62	67	57
Provision (benefit) for income taxes	736	51	3	(46)	728
Depreciation and amortization	1,577	345	371	465	396
Non-cash restructuring charges and asset write-downs/impairments	294	77	56	109	52
Loss from cumulative effect of accounting change, net of income taxes (extraordinary loss)	57	—	—	57	—
Non-cash purchase accounting adjustments	16	—	—	—	16
Non-cash stock compensation expense	20	8	6	3	3
Non-cash equity in (earnings) loss from unconsolidated affiliates	(7)	(7)	—	(1)	1
Impact of change in accounting from LIFO to average cost	5	—	—	4	1

Total additions to calculate EBITDA	2,950	540	498	658	1,254
Less:
Earnings from discontinued operations, net of income taxes (extraordinary income)	(149)	—	—	(148)	(1)
Investment income	(43)	(13)	(17)	(7)	(6)

Total subtractions to calculate EBITDA	(192)	(13)	(17)	(155)	(7)

EBITDA, as included in the debt to EBITDA ratio as presented	$1,218	$245	$183	$457	$333

(Following is a reconciliation to the most directly comparable GAAP measure)

EBITDA, as included in the debt to EBITDA ratio as presented	$1,218	$245	$183	$457	$333
Depreciation and amortization	(1,577)	(345)	(371)	(465)	(396)
Non-cash restructuring charges and asset write-downs/impairments	(294)	(77)	(56)	(109)	(52)
Other adjustments, net	(67)	10	(15)	(54)	(8)

Loss from continuing operations before interest, other income (charges), net and income taxes	$(720)	$(167)	$(259)	$(171)	$(123)

The following table reconciles interest expense, as adjusted, as included in the computation of the EBITDA to interest expense ratio under the Secured Credit Agreement covenants, to the most directly comparable GAAP measure of interest expense:

(in millions)	Rolling Four Quarter Total	Second Quarter 2006	First Quarter 2006	Fourth Quarter 2005	Third Quarter 2005

Interest expense, as included in the EBITDA to interest expense ratio	$237	$62	$59	$63	$53
Adjustments to interest expense for purposes of the covenant calculation	15	4	3	4	4

Interest expense	$252	$66	$62	$67	$57

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

The Company has other committed and uncommitted lines of credit at June 30, 2006 totaling $124 million and $749 million, respectively.  These lines primarily support borrowing needs of the Company’s subsidiaries, which include term loans, overdraft coverage, letters of credit and revolving credit lines.  Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market conditions.  Total outstanding borrowings against these other committed and uncommitted lines of credit at June 30, 2006 were $18 million and $34 million, respectively.  These outstanding borrowings are reflected in the short-term borrowings in the accompanying Consolidated Statement of Financial Position at June 30, 2006.

At June 30, 2006, the Company had outstanding letters of credit totaling $131 million and surety bonds in the amount of $96 million primarily to ensure the payment of possible casualty and workers’ compensation claims, environmental liabilities, and to support various customs and trade activities.

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

The Company has $575 million of Convertible Senior Notes due 2033 (the Convertible Securities) on which interest accrues at the rate of 3.375% per annum and is payable semiannually.  The Convertible Securities are unsecured and rank equally with all of the Company’s other unsecured and unsubordinated indebtedness.  The Convertible Securities may be converted, at the option of the holders, to shares of the Company’s common stock if the Company’s Senior Unsecured credit rating assigned to the Convertible Securities by either Moody’s or S&P is lower than Ba2 or BB, respectively.  At the Company’s current Senior Unsecured credit rating, the Convertible Securities may be converted by their holders.

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

Moody’s ratings reflect their views regarding the Company’s: (i) execution challenges to achieve digital profitability as its business shifts into highly competitive digital imaging markets,  (ii) ongoing exposure to the accelerating secular decline of its consumer film business and potential decline of its entertainment imaging film business, and (iii) variability in the utilization of its traditional manufacturing assets and potential for incremental restructuring costs.

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

On May 5, 2006, Moody’s placed the Company’s ratings on review for possible downgrade.  The review was prompted by the announcement to explore strategic alternatives for the Health Group, declining Health Group revenue and earnings, a Consumer Digital Group revenue decline, and increased operating loss for the quarter ended March 31, 2006.

On August 2, 2006, S&P placed its ratings on the Company on CreditWatch with negative implications reflecting the Company’s currently weak profitability and S&P’s concern that the rapid decline of the traditional business will not be offset by the slower than expected revenue growth in the Company’s digital business.  Resolution of the CreditWatch listing will include S&P’s updated assessment of the Company’s near- and intermediate-term profit and cash flow potential in light of the difficult operating environment, competition and slower than expected digital sales growth.

The Company is in compliance with all covenants or other requirements set forth in its credit agreements and indentures.  Further, the Company does not have any rating downgrade triggers that would accelerate the maturity dates of its debt.  However, the Company could be required to increase the dollar amount of its letters of credit or other financial support up to an additional $87 million at the current credit ratings.  As of the filing date of this Form 10-Q, the Company is reviewing a request to increase its letters of credit by $13 million in support of workers’ compensation claims.   At the current Senior Unsecured Rating of B2 by Moody’s and B by S&P, Convertible Securities holders may, at their option, convert their Convertible Securities to common stock.  Further downgrades in the Company’s credit rating or disruptions in the capital markets could impact borrowing costs and the nature of its funding alternatives.  However, further downgrades will not impact borrowing costs under the Company’s $2.7 billion Secured Credit Facilities.

OFF-BALANCE SHEET ARRANGEMENTS

The Company guarantees debt and other obligations of certain customers.  At June 30, 2006, these guarantees totaled a maximum of $149 million, with outstanding guaranteed amounts of $116 million.  The maximum guarantee amount includes guarantees of up to: $147 million of customer amounts due to banks and leasing companies in connection with financing of customers’ purchases of product and equipment from the Company ($115 million outstanding), and $2 million to other third parties ($1 million outstanding).

The guarantees for the third party debt mature between 2006 and 2011.  The customer financing agreements and related guarantees typically have a term of 90 days for product and short-term equipment financing arrangements, and up to five years for long-term equipment financing arrangements.  These guarantees would require payment from the Company only in the event of default on payment by the respective debtor.  In some cases, particularly for guarantees related to equipment financing, the Company has collateral or recourse provisions to recover and sell the equipment to reduce any losses that might be incurred in connection with the guarantees.

Management believes the likelihood is remote that material payments will be required under any of the guarantees disclosed above.  With respect to the guarantees that the Company issued in the quarter ended June 30, 2006, the Company assessed the fair value of its obligation to stand ready to perform under these guarantees by considering the likelihood of occurrence of the specified triggering events or conditions requiring performance as well as other assumptions and factors.  The Company has determined that the fair value of the guarantees is not material to the Company’s financial position, results of operations or cash flows.

The Company also guarantees debt owed to banks for some of its consolidated subsidiaries.  The maximum amount guaranteed is $719 million, and the outstanding debt under those guarantees, which is recorded within the short-term borrowings and long-term debt, net of current portion components in the accompanying Consolidated Statement of Financial Position, is $98 million.  These guarantees expire in 2006 through 2012.  As of the closing of the $2.7 billion Secured Credit Facilities on October 18, 2005, a $160 million KPG credit facility was closed.  Debt outstanding under the KPG credit facility of $57 million was repaid and the guarantees of $160 million were terminated.  Pursuant to the terms of the Company’s $2.7 billionSenior Secured Credit Agreement dated October 18, 2005, obligations under the $2.7 billion Secured Credit Facilities and other obligations of the Company and its subsidiaries to the $2.7 billion Secured Credit Facilities lenders are guaranteed.

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

The Company issues indemnifications in certain instances when it sells businesses and real estate, and in the ordinary course of business with its customers, suppliers, service providers and business partners.  Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities.  Historically, costs incurred to settle claims related to these indemnifications have not been material to the Company’s financial position, results of operations or cash flows.  Additionally, the fair value of the indemnifications that the Company issued during the quarter ended June 30, 2006 was not material to the Company’s financial position, results of operations or cash flows.

OTHER

As of June 30, 2006, there has been no material change in the Company’s environmental liability exposure and, therefore, no material change in the undiscounted accrued liabilities for environmental remediation costs relative to December 31, 2005 or June 30, 2005.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48).  FIN 48 clarifies the accounting and reporting for income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.”  This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.  The Company is currently evaluating the impact of FIN 48.  The Company will adopt this Interpretation in the first quarter of 2007.

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this report may be forward-looking in nature, or “forward-looking statements” as defined in the United States Private Securities Litigation Reform Act of 1995.  For example, references to expectations for the Company’s earnings, revenue, revenue growth, cash, employment reductions and charges under its restructuring program, capital additions, seasonality of sales, liquidity, payments under its guarantees, pension and postretirement costs and cost savings are forward-looking statements.

Actual results may differ from those expressed or implied in forward-looking statements.  In addition, any forward-looking statements represent the Company’s estimates only as of the date they are made, and should not be relied upon as representing the Company’s estimates as of any subsequent date.  While the Company may elect to update forward-looking statements at some point in the future, the Company specifically disclaims any obligation to do so, even if its estimates change.  The forward-looking statements contained in this report are subject to a number of factors and uncertainties, including the successful: execution of the digital growth and profitability strategies, business model and cash plan; implementation of a changed segment structure; implementation of the cost reduction program, including asset rationalization and monetization, reduction in selling, general and administrative costs and personnel reductions; transition of certain financial processes and administrative functions to a global shared services model and the outsourcing of certain functions to third parties; implementation of, and performance under, the debt management program, including compliance with the Company’s debt covenants; implementation of product strategies (including category expansion, digitization, organic light emitting diode (OLED) displays and digital products) and go-to-market strategies; protection, enforcement and defense of the Company’s intellectual property; implementation of intellectual property licensing and other strategies; development and implementation of e-commerce strategies; completion of information systems upgrades, including SAP, the Company’s enterprise system software; completion of various portfolio actions; reduction of inventories; integration of  acquired businesses; improvement in manufacturing productivity and techniques; improvement in receivables performance; improvement in supply chain efficiency and management of third-party sourcing relationships; implementation of the strategies designed to address the decline in the Company’s traditional businesses; and performance of the Company’s business in emerging markets like China, India, Brazil, Mexico and Russia.  The forward-looking statements contained in this report are subject to the following additional risk factors: inherent unpredictability of currency fluctuations, commodity prices and raw material costs; competitive actions, including pricing; changes in the Company’s debt credit ratings and its ability to access capital markets; the nature and pace of technology evolution, including the traditional-to-digital transformation; continuing customer consolidation and buying power; current and future proposed changes to accounting rules and to tax laws, as well as other factors which could adversely impact the Company’s effective tax rate in the future; general economic, business, geo-political, regulatory and public health conditions; market growth predictions; continued effectiveness of internal controls; and other factors and uncertainties disclosed from time to time in the Company’s filings with the Securities and Exchange Commission.

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

Using a sensitivity analysis based on estimated fair value of open forward contracts using available forward rates, if the U.S. dollar had been 10% weaker at June 30, 2006 and 2005, the fair value of open forward contracts would have decreased $23 million and $35 million, respectively.  Such gains or losses would be substantially offset by losses or gains from the revaluation or settlement of the underlying positions hedged.

Using a sensitivity analysis based on estimated fair value of open forward contracts using available forward prices, if available forward silver prices had been 10% lower at June 30, 2006, the fair value of open forward contracts would have decreased $3 million.  There were no open forward contracts hedging silver at June 30, 2005.  Such losses in fair value, if realized, would be offset by lower costs of manufacturing silver-containing products.

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

Using a sensitivity analysis based on estimated fair value of short-term and long-term borrowings, if available market interest rates had been 10% (about 68 basis points) higher at June 30, 2006, the fair value of short-term and long-term borrowings would have decreased less than $1 million and $65 million, respectively.  Using a sensitivity analysis based on estimated fair value of short-term and long-term borrowings, if available market interest rates had been 10% (about 47 basis points) higher at June 30, 2005, the fair value of short-term and long-term borrowings would have decreased $3 million and $64 million, respectively.

The Company’s financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments.  The Company manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties.  The Company has procedures to monitor the credit exposure amounts.  The maximum credit exposure at June 30, 2006 was not significant to the Company.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  The Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  As described below, the Company continues to report a material weakness in the internal control over financial reporting as of June 30, 2006.  The Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as a result of the unremediated material weakness relating to certain internal controls, further outlined below, surrounding the accounting for income taxes.  To address this control weakness, the Company performed additional analysis and performed other procedures in order to prepare the unaudited quarterly consolidated financial statements in accordance with generally accepted accounting principles in the United States of America.  Accordingly, management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Management’s assessment identified a material weakness in internal controls surrounding the accounting for income taxes as of December 31, 2005 that is in the process of being remediated as of June 30, 2006.  This section of Item 4, “Controls and Procedures,” should be read in conjunction with Item 9A, “Controls and Procedures,” included in the Company’s Form 10-K for the year ended December 31, 2005, for additional information on Management’s Report on Internal Controls Over Financial Reporting.

Internal Controls Surrounding the Accounting for Income Taxes:

As of December 31, 2005, management has concluded that the controls surrounding the completeness and accuracy of the Company’s deferred income tax valuation allowance account were ineffective.  Specifically, certain incorrect assumptions were made with respect to certain deferred income tax valuation allowance computations that were not detected in the related review and approval process.  This control deficiency resulted in audit adjustments to the 2005 consolidated financial statements.  In addition, this control deficiency, if unremediated, could result in a misstatement of the deferred income tax valuation allowance account and the related provision for income taxes that would result in a material misstatement of the annual or interim financial statements that might not be prevented or detected.  Remediation efforts are in process, but have not been completed as of June 30, 2006.  Accordingly, management has concluded that this control deficiency continues to constitute a material weakness.

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

This is supported by the Company’s overall positive results from its 2005 internal control compliance testing required by the Sarbanes-Oxley Act of 2002, which was carried out by the Company in the third and fourth quarters of 2005.  In making its determination as to the status of the remediation of this material weakness as of June 30, 2006, the Company has considered all of the remediation efforts to date and has concluded that the internal controls surrounding the accounting for income taxes are effectively designed.  However, as a result of the audit adjustments identified, the Company has not demonstrated operating effectiveness with respect to controls over the completeness and accuracy of its deferred income tax valuation allowance account.  Accordingly, the Company continues to report this as a material weakness as of June 30, 2006.

In order to remediate this deficiency in internal controls, the following remediation actions are in process:

•

The Company continues to utilize personnel from a third-party professional services firm with expertise in accounting for income taxes to assist in the preparation and review of the Company’s income tax provision and the income tax related balance sheet accounts;

•

The Company has engaged a third-party professional services firm to assist in the assessment, design and development of an overall strategy for the worldwide income tax organization, a redesign of the global function and the upgrading of its tax personnel;

•

The Company will continue its training and education efforts in this area so that operating effectiveness can be demonstrated over a period of time that is sufficient to support the conclusion that the material weakness has been remediated;

•	The Company continues to progress with the implementation of an IT solution to enable the collection, tracking and bookkeeping of detailed tax information on a global basis; and

•	The Company is developing an effective and efficient forecasting process for purposes of determining its effective tax rate.

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

On June 13, 2005, a purported shareholder class action lawsuit was filed against the Company and two of its then current executives in the United States District Court for the Southern District of New York.  On June 20, 2005 and August 10, 2005, similar lawsuits were filed against the same defendants in the United States District Court for the Western District of New York.  The cases have been consolidated in the Western District of New York and the lead plaintiffs are John Dudek and the Alaska Electrical Pension Fund.  The complaints filed in each of these actions (collectively, the “Complaints”) seek to allege claims under the Securities Exchange Act on behalf of a proposed class of persons who purchased securities of the Company between April 23, 2003 and September 25, 2003, inclusive.  The substance of the Complaints is that various press releases and other public statements made by the Company during the proposed class period allegedly misrepresented the Company’s financial condition and omitted material information regarding, among other things, the state of the Company’s film and paper business.  An amended complaint was filed on January 20, 2006, containing essentially the same allegations as the original complaint but adding an additional named defendant.  Defendants’ motion to dismiss was filed on April 21, 2006.  Plaintiff’s memorandum in opposition was filed on June 23, 2006 and the Company’s reply was filed on July 24, 2006.  The Company intends to defend these lawsuits vigorously but is unable currently to predict the outcome of the litigation or to estimate the range of potential loss, if any.

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

Item 4.  Submission of Matters to a Vote of Security Holders

The 2006 Annual Meeting of Shareholders of Eastman Kodak Company was held on May 10.

A total of 249,385,460 of the Company’s shares were present or represented by proxy at the meeting.  This represented 86% of the Company’s shares outstanding.

The individuals named below were re-elected to a two-year term as Class I Directors:

Name	Votes Received	Votes Withheld

Martha Layne Collins	238,166,750	11,218,710
Timothy M. Donahue	238,364,956	11,020,504
Delano E. Lewis	245,419,736	3,965,724
Antonio M. Perez	244,095,528	5,289,932

Richard S. Braddock, Michael J. Hawley, Durk I. Jager, William H. Hernandez, Debra L. Lee, Hector de J. Ruiz, and Laura D’Andrea Tyson all continue as directors of the Company.

The election of PricewaterhouseCoopers LLP as independent accountants was ratified, with 238,752,960 shares voting for, 8,665,175 shares voting against, 1,967,325 abstaining, and 0 non-votes.

The shareholder proposal requesting recoupment of executive bonuses in the event of a restatement was defeated, with 14,891,276 shares voting for, 193,736,962 shares voting against, 2,857,512 shares abstaining, and 37,899,710 non-votes.

Item 6.  Exhibits

(a)  Exhibits required as part of this report are listed in the index appearing on page 77.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EASTMAN KODAK COMPANY
(Registrant)

Date: August 3, 2006	/s/ Richard G. Brown, Jr.

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