Form 10-Q
period 2006-09-30
EASTMAN KODAK CO
filed 2006-11-03
CIK 31235

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

or

[   ] Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the transition period from ___ to ___

Commission File Number 1-87

EASTMAN KODAK COMPANY
(Exact name of registrant as specified in its charter)

NEW JERSEY (State of incorporation)	16-0417150 (IRS Employer Identification No.)

343 STATE STREET, ROCHESTER, NEW YORK (Address of principal executive offices)	14650 (Zip Code)

   Registrant’s telephone number, including area code:     585-724-4000
_____________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]          No  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  [X]                   Accelerated filer  [   ]                   Non-accelerated filer  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [   ]          No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding at
Class	October 31, 2006
Common Stock, $2.50 par value	287,294,581

Eastman Kodak Company
Form 10-Q
September 30, 2006

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

EASTMAN KODAK COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions, except per share data)	2006	2005	2006	2005
Net sales	$3,204	$3,553	$9,453	$10,071
Cost of goods sold	2,330	2,631	7,092	7,420
Gross profit	874	922	2,361	2,651
Selling, general and administrative expenses	565	670	1,794	1,901
Research and development costs	170	212	540	680
Restructuring costs and other	137	163	451	531
Earnings (loss) from continuing operations before interest, other income
(charges), net and income taxes	2	(123)	(424)	(461)
Interest expense	74	57	202	144
Other income (charges), net	54	(9)	82	(11)
Loss from continuing operations before income taxes	(18)	(189)	(544)	(616)
Provision for income taxes	19	726	73	601
Loss from continuing operations	$(37)	$(915)	$(617)	$(1,217)
Earnings from discontinued operations, net of income taxes	$—	$1	$—	$2
NET LOSS	$(37)	$(914)	$(617)	$(1,215)
Basic and diluted net loss per share:
Continuing operations	$(.13)	$(3.19)	$(2.15)	$(4.23)
Discontinued operations	—	.01	—	.01
Total	$(.13)	$(3.18)	$(2.15)	$(4.22)
Number of common shares used in basic net loss per share	287.2	287.2	287.2	288.1
Incremental shares from assumed conversion of options	—	—	—	—
Number of common shares used in diluted net loss per share	287.2	287.2	287.2	288.1

EASTMAN KODAK COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited) (Continued)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions)	2006	2005	2006	2005
CONSOLIDATED STATEMENT OF
RETAINED EARNINGS

Retained earnings at beginning of period, as previously reported	$6,062	$7,750	$6,402	$7,922
Effect of retroactive restatement for change in methodology of costing
U.S. inventories from LIFO method to average cost method	—	—	315	215
Retained earnings at beginning of period, as restated	6,062	7,750	6,717	8,137
Net loss	(37)	(914)	(617)	(1,215)
Cash dividend	—	—	(72)	(72)
Loss from issuance of treasury stock	(3)	(1)	(6)	(15)
Retained earnings at end of quarter	$6,022	$6,835	$6,022	$6,835

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
 CONSOLIDATED STATEMENT OF FINANCIAL POSITION (Unaudited)

	September 30,	December 31,
(in millions)	2006	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,102	$1,665
Receivables, net	2,541	2,760
Inventories, net	1,478	1,455
Deferred income taxes	114	100
Other current assets	133	116
Total current assets	5,368	6,096
Property, plant and equipment, net	3,018	3,778
Goodwill	2,187	2,141
Other long-term assets	3,487	3,221
TOTAL ASSETS	$14,060	$15,236
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and other current liabilities	$3,740	$4,187
Short-term borrowings	92	819
Accrued income taxes	669	483
Total current liabilities	4,501	5,489
OTHER LIABILITIES
Long-term debt, net of current portion	3,247	2,764
Pension and other postretirement liabilities	3,291	3,476
Other long-term liabilities	1,207	1,225
Total liabilities	12,246	12,954
SHAREHOLDERS’ EQUITY
Common stock at par	978	978
Additional paid in capital	881	867
Retained earnings	6,022	6,717
Accumulated other comprehensive loss	(260)	(467)
	7,621	8,095
Less: Treasury stock at cost	5,807	5,813
Total shareholders’ equity	1,814	2,282
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,060	$15,236

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
 CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30
(in millions)	2006	2005
Cash flows relating to operating activities:
Net loss	$(617)	$(1,215)
Adjustments to reconcile to net cash used in operating activities:
Earnings from discontinued operations	—	(2)
Equity in earnings from unconsolidated affiliates	—	(11)
Depreciation and amortization	1,016	937
Purchased research and development	—	54
Gain on sales of businesses/assets	(49)	(42)
Restructuring costs, asset impairments and other non-cash charges	118	170
(Benefit) provision for deferred taxes	(152)	792
Decrease in receivables	261	199
Increase in inventories	(16)	(207)
Decrease in liabilities excluding borrowings	(494)	(728)
Other items, net	(139)	(7)
Total adjustments	545	1,155
Net cash used in operating activities	(72)	(60)
Cash flows relating to investing activities:
Additions to properties	(282)	(332)
Net proceeds from sales of assets	112	62
Acquisitions, net of cash acquired	(3)	(987)
(Investments in) distributions from unconsolidated affiliates	(10)	63
Marketable securities - purchases	(88)	(79)
Marketable securities - sales	89	70
Net cash used in investing activities	(182)	(1,203)
Cash flows relating to financing activities:
Net decrease in borrowings with original maturity of 90 days or less	(8)	(65)
Proceeds from other borrowings	580	1,241
Repayment of other borrowings	(819)	(477)
Dividend payments	(72)	(72)
Exercise of employee stock options	—	12
Net cash (used in) provided by financing activities	(319)	639
Effect of exchange rate changes on cash	10	(21)
Net decrease in cash and cash equivalents	(563)	(645)
Cash and cash equivalents, beginning of year	1,665	1,255
Cash and cash equivalents, end of quarter	$1,102	$610

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

During the first quarter of 2005, the Company determined that property, plant and equipment was overstated by approximately $9 million ($5 million net of tax) as a result of the fact that interest, which had been capitalized during the construction period, had inadvertently not been written off at the time of the disposal of certain assets. The Company has assessed the impact of this item on each of the 2000-2004 annual periods and interim periods in 2004 and 2003 and determined that the impact of such errors is immaterial to each of these prior periods. The additional amount that should have been recorded as expense in each of the years 2000-2004 was less than $1.3 million per year on an after-tax basis. The Company has concluded that the $9 million adjustment ($5 million net of tax) is immaterial to the results of operations for the quarter ended March 31, 2005, the nine months ended September 30, 2005, and the results for the full year 2005. Accordingly, the Company recorded an adjustment of $9 million that is included in the nine months ended September 30, 2005 to write off these balances. Approximately $7 million of the adjustment relates to assets that were disposed of through restructuring actions and, therefore, is recorded in restructuring costs and other within the accompanying Consolidated Statement of Operations for the nine months ended September 30, 2005. Approximately $2 million relates to assets that were disposed of in the ordinary course of business and, therefore, is recorded in cost of goods sold within the accompanying Consolidated Statement of Operations for the nine months ended September 30, 2005.

CHANGE IN ACCOUNTING METHODOLOGY

On January 1, 2006, the Company elected to change its method of costing its U.S. inventories to the average cost method, whereas in all prior years most of the Company’s inventory in the U.S. was costed using the LIFO method. The new method of accounting for inventory in the U.S. was adopted because the average cost method will provide for a better matching of revenue and expenses given the rapid technological change in the Company’s products. The average cost method will also better reflect the cost of inventory on the Company's Consolidated Statement of Financial Position. Prior periods have been restated for comparative purposes in order to reflect the impact of this change in methodology from LIFO to average cost. See Note 3, "Inventories, Net" for further details.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs” that amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing" (ARB No. 43) to clarify the accounting for abnormal idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that an allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred for fiscal years beginning after June 15, 2005 (year ending December 31, 2006 for the Company). The adoption of SFAS No. 151 did not have a material impact on the Consolidated Financial Statements of the Company.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments (an amendment of FASB Statements No. 133 and 140)." This Statement permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006 (year ending December 31, 2007 for the Company). Additionally, the fair value option may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under previous accounting guidance prior to the adoption of this Statement. The Company is currently evaluating the impact of SFAS No. 155.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48). FIN 48 clarifies the accounting and reporting for income taxes recognized in accordance with SFAS No. 109, "Accounting for Income Taxes." This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken, or expected to be taken, in income tax returns. The Company is currently evaluating the impact of FIN 48. The Company will adopt this Interpretation in the first quarter of 2007.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which establishes a comprehensive framework for measuring fair value in GAAP and expands disclosures about fair value measurements. Specifically, this Statement sets forth a definition of fair value, and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The provisions of SFAS No. 157 are generally required to be applied on a prospective basis, except to certain financial instruments accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," for which the provisions of SFAS No. 157 should be applied retrospectively. The Company will adopt SFAS No. 157 in the first quarter of 2008.

In September 2006, the FASB issued SFAS No. 158, "Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132(R))", which is effective in fiscal years ending after December 15, 2006. This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 does not change the amount of actuarially determined expense that is recorded in the Consolidated Statement of Operations. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, which is consistent with the Company's present measurement date. Utilizing current assumptions, which may change by the December 31, 2006 measurement date, the estimated impact of adopting the provisions of SFAS No. 158 is a pre-tax decrease to accumulated other comprehensive income, which would result in a decrease in shareholders' equity of approximately $550 million. The actual impact of adoption will depend on the funded status of the Company's plans at December 31, 2006, which will depend on several factors, principally 2006 returns on plan assets and discount rates at the end of the year. The estimated impact does not include any deferred tax impacts, as the Company has not yet completed its evaluation of the tax effect of adoption of SFAS No. 158. The adoption of SFAS No. 158 will have no impact on the Company’s Statement of Cash Flows or compliance with its debt covenants.

In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. This SAB establishes a "dual approach" methodology that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements (both the statement of operations and statement of financial position). The SEC has stated that SAB No. 108 should be applied no later than the annual financial statements for the first fiscal year ending after November 15, 2006, with earlier application encouraged. SAB No. 108 permits a company to elect either retrospective or prospective application. Prospective application requires recording a cumulative effect adjustment in the period of adoption, as well as detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company’s application of SAB No. 108 in the fourth quarter of 2006 is not expected to have any impact on its consolidated financial statements.

NOTE 2: RECEIVABLES, NET

	September 30,	December 31,
(in millions)	2006	2005
Trade receivables	$2,228	$2,447
Miscellaneous receivables	313	313
Total (net of allowances of $144 and $162 as of September 30, 2006 and
December 31, 2005, respectively)	$2,541	$2,760

Of the total trade receivable amounts of $2,228 million and $2,447 million as of September 30, 2006 and December 31, 2005, respectively, approximately $306 million and $374 million are expected to be settled through customer deductions in lieu of cash payments. Such deductions represent rebates owed to the customer and are included in accounts payable and other current liabilities in the accompanying Consolidated Statement of Financial Position at each respective balance sheet date.

NOTE 3: INVENTORIES, NET

	September 30,	December 31,
(in millions)	2006	2005
Finished goods	$964	$893
Work in process	230	243
Raw materials	284	319
Total	$1,478	$1,455

On January 1, 2006, the Company elected to change its method of costing its U.S. inventories to the average cost method, which approximates FIFO, whereas in all prior years most of the Company’s inventory in the U.S. was costed using the LIFO method. As a result of this change, the cost of all of the Company's inventories in and outside the U.S. is determined by the FIFO or average cost method. The new method of accounting for inventory in the U.S. is deemed preferable as the average cost method provides better matching of revenue and expenses given the rapid technological change in the Company’s products. The average cost method also better reflects more current costs of inventory on the Company's Statement of Financial Position. As prescribed in SFAS No. 154, “Accounting Changes and Error Corrections”, retrospective application of the change in accounting method is disclosed below.

The effects of the change in methodology of costing U.S. inventories from LIFO to average cost on inventory and cost of goods sold for prior periods presented are as follows (in millions):

	As of and for the		As of and for the		As of and for the
	Three Months Ended		Nine Months Ended		Year Ended
	September 30, 2005		September 30, 2005		December 31, 2005
		Average		Average		Average
	LIFO	Cost	LIFO	Cost	LIFO	Cost
	Method (1)	Method	Method (1)	Method	Method	Method
Inventory	$1,657	$1,976	$1,657	$1,976	$1,140	$1,455
Cost of goods sold	$2,628	$2,631	$7,391	$7,420	$10,617	$10,650
____________________

(1)	During the fourth quarter of 2005, the Company changed its methodology for allocating post employment benefit costs for retirees to the segments to which these costs are primarily attributable. The reallocation had insignificant impacts on the line items comprising the consolidated and segment earnings (losses) from continuing operations before interest, other income (charges), net and income taxes, as amounts were reclassified between the (1) costs of goods sold, (2) selling, general and administrative expense, and (3) research and development costs expense lines. Prior period results have been adjusted to reflect this change in methodology.

Components of the Company's Consolidated Statement of Operations affected by the change in costing methodology as originally reported under the LIFO method and as adjusted for the change in inventory costing methodology from the LIFO method to the average cost method are as follows (in millions, except per share data):

	Three Months Ended September 30, 2005
		LIFO to Average
		Cost Change in
		Costing
	As Previously	Methodology
	Reported (1)	Adjustments (2)	As Adjusted
Cost of goods sold	$2,628	$3	$2,631
Gross profit	925	(3)	922
Loss from continuing operations before interest, other income (charges), net and
income taxes	(120)	(3)	(123)
Loss from continuing operations before income taxes	(186)	(3)	(189)
Provision (benefit) for income taxes	853	(127)	726
Loss from continuing operations	(1,039)	124	(915)
Earnings from discontinued operations	1	—	1
Net loss	$(1,038)	$124	$(914)
Basic and diluted net loss per share:	$(3.61)	$.43	$(3.18)
Continuing operations	$(3.62)	$.43	$(3.19)
Discontinued operations	$.01	—	$.01

	Nine Months Ended September 30, 2005
		LIFO to Average
		Cost Change in
		Costing
	As Previously	Methodology
	Reported (1)	Adjustments (2)	As Adjusted
Cost of goods sold	$7,391	$29	$7,420
Gross profit	2,680	(29)	2,651
Loss from continuing operations before interest, other income (charges), net and
income taxes	(432)	(29)	(461)
Loss from continuing operations before income taxes	(587)	(29)	(616)
Provision (benefit) for income taxes	734	(133)	601
Loss from continuing operations	(1,321)	104	(1,217)
Earnings from discontinued operations	2	—	2
Net loss	(1,319)	104	(1,215)
Basic and diluted net loss per share:	$(4.58)	$.36	$(4.22)
Continuing operations	$(4.59)	$.36	$(4.23)
Discontinued operations	$.01	—	$.01
____________________

(1)	Refer to footnote (1) on Page 10.

(2)	The impact on the provision (benefit) for income taxes for the three and nine months ended September 30, 2005 is primarily the result of the reduction in the net U.S. deferred tax assets for which a valuation allowance was previously recognized in the third quarter of 2005, as disclosed in Note 6.

Components of the Company’s Consolidated Statement of Financial Position affected by the change in costing methodology for the year ended December 31, 2005 as originally reported under the LIFO method and as adjusted for the change in inventory costing methodology from the LIFO method to the average cost method are as follows (in millions):

		LIFO to Average
		Cost Change in
		Costing
	As Previously	Methodology
	Reported	Adjustments	As Adjusted
ASSETS
Current Assets
Inventories, net	$1,140	$315	$1,455
Total Current Assets	5,781	315	6,096
TOTAL ASSETS	$14,921	$315	$15,236
SHAREHOLDERS’ EQUITY
Retained earnings	$6,402	$315	$6,717
Total Shareholders’ Equity	1,967	315	2,282
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$14,921	$315	$15,236

Components of the Company’s Consolidated Statement of Cash Flows affected by the change in costing methodology for the nine months ended September 30, 2005 as originally reported under the LIFO method and as adjusted for the change in inventory valuation methodology from the LIFO method to the average cost method are as follows (in millions):

		LIFO to Average
		Cost Change in
		Costing
	As Previously	Methodology
	Reported	Adjustments (2)	As Adjusted
Cash flows relating to operating activities:
Net loss	$(1,319)	$104	$(1,215)
Adjustments to reconcile to net cash used in operating activities:
Provision for deferred taxes	925	(133)	792
Increase in inventories	(236)	29	(207)
Net cash used in operating activities	$(60)	$—	$(60)
____________________

(2)     Refer to footnote (2) on Page 11.

NOTE 4: PROPERTY, PLANT AND EQUIPMENT, NET

	September 30,	December 31,
(in millions)	2006	2005
Land	$105	$127
Buildings and building improvements	2,401	2,552
Machinery and equipment	8,037	8,481
Construction in progress	104	219
	10,647	11,379
Accumulated depreciation	(7,629)	(7,601)
Net properties	$3,018	$3,778

Depreciation expense for the three months ended September 30, 2006 and 2005 was $264 million and $357 million, respectively, of which approximately $73 million and $105 million, respectively, represented accelerated depreciation in connection with restructuring actions. Depreciation expense for the nine months ended September 30, 2006 and 2005 was $906 million and $856 million, respectively, of which approximately $227 million and $261 million, respectively, represented accelerated depreciation in connection with restructuring actions.

NOTE 5: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $2,187 million and $2,141 million at September 30, 2006 and December 31, 2005, respectively. The changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2006 were as follows:

	Consumer	Film and		Graphic
	Digital	Photofinishing		Communi-
	Imaging	Systems	Health	cations	Consolidated
(in millions)	Group	Group	Group	Group	Total
Balance at December 31, 2005	$160	$571	$588	$822	$2,141
Purchase accounting adjustments	—	—	—	8	8
Currency translation adjustments	1	16	16	5	38
Balance at September 30, 2006	$161	$587	$604	$835	$2,187

The purchase accounting adjustments of $8 million for the nine months ended September 30, 2006 were attributable to the finalization of purchase accounting for the 2005 acquisition of KPG in the amount of $19 million, and finalization of purchase accounting for the 2005 acquisition of Creo in the amount of $(11) million.

Due to the realignment of the Company's operating model and change in reporting structure, as described in Note 15, “Segment Information,” effective January 1, 2006, the Company reassessed its goodwill for impairment during the first quarter of 2006, and determined that no reporting units’ carrying values exceeded their respective estimated fair values based on the realigned reporting structure and, therefore, there was no impairment.

The gross carrying amount and accumulated amortization by major intangible asset category as of September 30, 2006 and December 31, 2005 were as follows:

	As of September 30, 2006
	Gross Carrying	Accumulated		Weighted-Average
(in millions)	Amount	Amortization	Net	Amortization Period
Technology-based	$486	$207	$279	7 years
Customer-related	401	109	292	13 years
Other	215	81	134	7 years
Total	$1,102	$397	$705	9 years

	As of December 31, 2005
	Gross Carrying	Accumulated		Weighted-Average
(in millions)	Amount	Amortization	Net	Amortization Period
Technology-based	$482	$154	$328	7 years
Customer-related	400	81	319	13 years
Other	212	53	159	7 years
Total	$1,094	$288	$806	9 years

The intangible assets acquired during the three months ended September 30, 2006 of $3 million were attributable to technology-based intangible assets for the purchase of software.

Amortization expense related to purchased intangible assets for the three months ended September 30, 2006 and 2005 was $36 million and $39 million, respectively. Amortization expense related to purchased intangible assets for the nine months ended September 30, 2006 and 2005 was $110 million and $81 million, respectively.

Estimated future amortization expense related to purchased intangible assets at September 30, 2006 is as follows (dollars in millions):

2006	$36
2007	135
2008	130
2009	118
2010	91
2011 and thereafter	195
Total	$705

NOTE 6: INCOME TAXES

The Company’s income tax provision and effective tax rate were as follows (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Loss from continuing operations before income taxes	$(18)	$(189)	$(544)	$(616)
Provision for income taxes	19	726	73	601
Effective tax rate	(105.6)%	(384.1)%	(13.4)%	(97.6)%

The difference between the recorded provision for the three months ended September 30, 2006 and 2005, respectively, and that which would result from applying the U.S. statutory rate of 35.0% to the loss from continuing operations before income taxes is primarily attributable to the following (dollars in millions):

		Three Months	Three Months
		Ended	Ended
		September 30,	September 30,
(dollars in millions)		2006	2005
•	The ongoing impact of not providing any tax benefit on the losses incurred in the U.S., partially offset by the impact of the pre-tax earnings outside the U.S. being generated in jurisdictions with a net effective tax rate that is lower than the U.S. statutory rate. The Company recorded the write-down of its net deferred assets in the U.S. resulting from the Company's assessment of the realizability of the net deferred assets as of and for the three months ended September 30, 2005.	$(14)	$(88)

•	The Company recorded discrete pre-tax charges for restructuring, asset sale gains, asset impairments, and a legal settlement charge totaling $168 million in the three months ended September 30, 2006, relating to which the Company recorded a tax benefit of $1 million. This benefit differs from the benefit that would have resulted using the U.S. statutory rate of $59 million due to the fact that the restructuring charges recorded in the U.S. have not been benefited, combined with the fact that the charges recorded outside the U.S. have been incurred in jurisdictions that have a net tax rate that is lower than the U.S. statutory rate.	58	—

•	The Company recorded discrete pre-tax charges for restructuring, property sales due to focused cost reductions, asset impairments and in-process R&D charges totaling $258 million in the three months ended September 30, 2005, relating to which the Company recorded a tax provision of $88 million. This provision differs from the benefit that would have resulted using the U.S. statutory rate of $90 million due to the fact that the restructuring charges recorded in the U.S. have not been benefited, combined with the fact that the charges recorded outside the U.S. have been incurred in jurisdictions that have a net tax rate that is lower than the U.S. statutory rate.	—	178

•	The Company recorded discrete tax charges in the three months ended September 30, 2006 relating primarily to tax rate changes and impacts from the ongoing tax audits with respect to open tax years totaling $19 million.	(19)	—

•	The Company recorded discrete tax charges in the three months ended September 30, 2005 relating primarily to the establishment of a valuation allowance against deferred tax assets in the U.S. and other foreign jurisdictions, the planned remittance of earnings from subsidiary companies outside the U.S. and other tax adjustments.	—	702
Total tax provision difference resulting from the Company’s effective tax rate vs. the U.S. statutory rate		$25	$792

The difference between the recorded provision (benefit) for the nine months ended September 30, 2006 and 2005, respectively, and that which would result from applying the U.S. statutory rate of 35.0% to the loss from continuing operations before income taxes is primarily attributable to the following (dollars in millions):

		Nine Months	Nine Months
		Ended	Ended
		September 30,	September 30,
(dollars in millions)		2006	2005
•	The ongoing impact of not providing any tax benefit on the losses incurred in the U.S., partially offset by the impact of the pre-tax earnings outside the U.S. being generated in jurisdictions with a net effective tax rate that is lower than the U.S. statutory rate. The Company recorded the write-down of its net deferred assets in the U.S. resulting from the Company's assessment of the realizability of the net deferred assets as of and for the nine months ended September 30, 2005.	$62	$(126)

•	The Company recorded discrete pre-tax charges for restructuring, asset impairments, a legal settlement charge and asset sale gains/losses totaling $659 million in the nine months ended September 30, 2006, relating to which the Company recorded a tax benefit of $65 million. This benefit differs from the benefit that would have resulted using the U.S. statutory rate of $230 million due to the fact that the restructuring charges recorded in the U.S. have not been benefited, combined with the fact that the charges recorded outside the U.S. have been incurred in jurisdictions that have a net tax rate that is lower than the U.S. statutory rate.	165	—

•	The Company recorded discrete pre-tax charges for restructuring, asset impairments, property sales due to focused cost reductions, a prior period land donation and in-process R&D charges totaling $873 million in the nine months ended September 30, 2005, relating to which the Company recorded a tax benefit of $91 million. This benefit differs from the benefit that would have resulted using the U.S. statutory rate of $305 million due to the fact that the restructuring charges recorded outside the U.S. have been incurred in jurisdictions that have a net tax rate that is lower than the U.S. statutory rate.	—	214

•	The Company recorded discrete tax charges in the nine months ended September 30, 2006 relating primarily to purchase accounting, tax rate changes and impacts from the ongoing tax audits with respect to open tax years. The tax charge of $36 million in the nine months ended September 30, 2006 includes a charge of $20 million relating to the finalization of the Creo purchase accounting and related changes to the allocation of the purchase price to the respective tax jurisdictions. Due to changes in the allocation of the purchase price between the U.S. and other countries, the finalization of the purchase accounting had a $20 million impact on the valuation allowance in the U.S.	36	—

•	The Company recorded discrete tax charges in the nine months ended September 30, 2005 relating primarily to tax rate changes, the establishment of a valuation allowance against deferred tax assets in the U.S. and other foreign jurisdictions, and the planned remittance of earnings from subsidiary companies outside the U.S. and other tax adjustments.	—	729
Total tax provision difference resulting from the Company’s effective tax rate vs. the U.S. statutory rate		$263	$817

The Company and its subsidiaries' income tax returns are routinely examined by various authorities. As a result, there are tax positions that are currently under review in various jurisdictions. Adequate provision has been made for all open years in accordance with SFAS No. 5, "Accounting for Contingencies." However, a degree of judgment is required when determining the Company's effective tax rate and in evaluating our tax provision. The Company establishes reserves when, despite significant support for the Company's filing position, a belief exists that these positions may be overruled by the respective tax jurisdictions. The reserves are adjusted upon the occurrence of external, identifiable events, including the settlement of the related tax audit year with various taxing authorities. A change in our tax reserves could have a significant impact on our effective tax rate and our operating results.

NOTE 7: COMMITMENTS AND CONTINGENCIES

Environmental

At September 30, 2006, the Company’s undiscounted accrued liabilities for environmental remediation costs amounted to $156 million and are reported in other long-term liabilities in the accompanying Consolidated Statement of Financial Position.

The Company is currently implementing a Corrective Action Program required by the Resource Conservation and Recovery Act (RCRA) at the Kodak Park site in Rochester, NY. As part of this program, the Company has completed the RCRA Facility Assessment (RFA), a broad-based environmental investigation of the site. The Company is currently in the process of completing, and in some cases has completed, RCRA Facility Investigations (RFI) and Corrective Measures Studies (CMS) for areas at the site. At September 30, 2006, estimated future investigation and remediation costs of $66 million are accrued for this site and are included in the $156 million reported in other long-term liabilities.

The Company has obligations relating to other operating sites and former operations with estimated future investigation, remediation and monitoring costs of $17 million. At September 30, 2006, these costs are accrued and included in the $156 million reported in other long-term liabilities.

The Company has obligations relating to plant closures and former operations. As a result of four plant closures, the Company has estimated future investigation, remediation and monitoring costs of $24 million. The Company has obligations with estimated future investigation, remediation and monitoring costs of $8 million at other former sites. At September 30, 2006, these costs are accrued and included in the $156 million reported in other long-term liabilities.

In 2005, the Company completed its acquisition of KPG through the redemption of Sun Chemical Corporation's 50 percent interest in the joint venture, and also completed its acquisition of Creo. As a result of the two acquisitions, the Company has obligations with estimated future investigation, remediation and monitoring costs of $20 million. At September 30, 2006, these costs are accrued and included in the $156 million reported in other long-term liabilities.

The Company has retained certain obligations for environmental remediation and Superfund matters related to certain sites associated with the non-imaging health businesses sold in 1994. At September 30, 2006, estimated future remediation costs of $21 million are accrued for these sites and are included in the $156 million reported in other long-term liabilities.

Cash expenditures for the aforementioned investigation, remediation and monitoring activities are expected to be incurred over the next thirty years for many of the sites. For these known environmental exposures, the accrual reflects the Company’s best estimate of the amount it will incur under the agreed-upon or proposed work plans. The Company’s cost estimates were determined using the ASTM Standard E 2137-01, "Standard Guide for Estimating Monetary Costs and Liabilities for Environmental Matters," and have not been reduced by possible recoveries from third parties. The overall method includes the use of a probabilistic model which forecasts a range of cost estimates for the remediation required at individual sites. The projects are closely monitored and the models are reviewed as significant events occur or at least once per year. The Company’s estimate includes equipment and operating costs for remediation and long-term monitoring of the sites. The Company does not believe it is reasonably possible that the losses for the known exposures could exceed the current accruals by material amounts.

A Consent Decree was signed in 1994 in settlement of a civil complaint brought by the U.S. Environmental Protection Agency and the U.S. Department of Justice. In connection with the Consent Decree, the Company is subject to a Compliance Schedule, under which the Company has improved its waste characterization procedures, upgraded one of its incinerators, and is evaluating and upgrading its industrial sewer system. The total expenditures required to complete this program are currently estimated to be approximately $1 million over the next two years. These expenditures are incurred as part of plant operations and, therefore, are not included in the environmental accrual at September 30, 2006.

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

Asset Retirement Obligations

Additionally, as of September 30, 2006 and December 31, 2005, the Company has recorded approximately $85 million and $75 million, respectively, of asset retirement obligations within other long-term liabilities in the accompanying Consolidated Statement of Financial Position. The Company’s asset retirement obligations primarily relate to asbestos contained in buildings that the Company owns. In many of the countries in which the Company operates, environmental regulations exist that require the Company to handle and dispose of asbestos in a special manner if a building undergoes major renovations or is demolished. Otherwise, the Company is not required to remove the asbestos from its buildings. The Company records a liability equal to the estimated fair value of its obligation to perform asset retirement activities related to the asbestos, computed using an expected present value technique, when sufficient information exists to calculate the fair value. The Company does not have a liability recorded related to each building that contains asbestos because the Company cannot estimate the fair value of its obligation for certain buildings due to a lack of sufficient information about the range of time over which the obligation may be settled through demolition, renovation or sale of the building.

Other Commitments and Contingencies

At September 30, 2006, the Company had outstanding letters of credit totaling $144 million and surety bonds in the amount of $95 million primarily to ensure the payment of possible casualty and workers’ compensation claims, environmental liabilities, and to support various customs and trade activities.

On March 8, 2004, the Company filed a complaint against Sony Corporation in federal district court in Rochester, New York, for digital camera patent infringement. Several weeks later, on March 31, 2004, Sony sued the Company for digital camera patent infringement in federal district court in Newark, New Jersey. Sony subsequently filed a second lawsuit against the Company in Newark, New Jersey, alleging infringement of a variety of other Sony patents. The Company filed a counterclaim in the New Jersey action, asserting infringement by Sony of the Company's kiosk patents. The Company successfully moved to transfer Sony's New Jersey digital camera patent infringement case to Rochester, New York, and the two digital camera patent infringement cases are now consolidated for purposes of discovery. In June 2005, the federal district court in Rochester, New York appointed a special master to assist the court with discovery and the claims construction briefing process. Both the Company and Sony Corporation seek unspecified damages and other relief. A Markman hearing in the New York action was held on September 19-21, 2006. Although this lawsuit may result in the Company's recovery of damages, the amount of the damages, if any, cannot be quantified at this time. Accordingly, the Company has not recognized any gain in the financial statements as of September 30, 2006, in connection with this matter.

On June 13, 2005, a purported shareholder class action lawsuit was filed against the Company and two of its then current executives in the United States District Court for the Southern District of New York. On June 20, 2005 and August 10, 2005, similar lawsuits were filed against the same defendants in the United States District Court for the Western District of New York. The cases have been consolidated in the Western District of New York and the lead plaintiffs are John Dudek and the Alaska Electrical Pension Fund. The complaints filed in each of these actions (collectively, the “Complaints”) seek to allege claims under the Securities Exchange Act on behalf of a proposed class of persons who purchased securities of the Company between April 23, 2003 and September 25, 2003, inclusive. The substance of the Complaints is that various press releases and other public statements made by the Company during the proposed class period allegedly misrepresented the Company’s financial condition and omitted material information regarding, among other things, the state of the Company’s film and paper business. An amended complaint was filed on January 20, 2006, containing essentially the same allegations as the original complaint but adding an additional named defendant. Defendants’ motion to dismiss was argued on October 3, 2006 and granted on November 1, 2006.

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

NOTE 8: GUARANTEES

The Company guarantees debt and other obligations under agreements with certain customers. At September 30, 2006, these guarantees totaled a maximum of $145 million, with outstanding guaranteed amounts of $112 million. The maximum guarantee amount includes guarantees of up to: $143 million of customer amounts due to banks and leasing companies in connection with financing of customers’ purchases of product and equipment from the Company ($112 million outstanding), and $2 million to other third parties (less than $1 million outstanding).

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

Management believes the likelihood is remote that material payments will be required under any of the guarantees disclosed above. With respect to the guarantees that the Company issued in the quarter ended September 30, 2006, the Company assessed the fair value of its obligation to stand ready to perform under these guarantees by considering the likelihood of occurrence of the specified triggering events or conditions requiring performance as well as other assumptions and factors. The Company has determined that the fair value of the guarantees is not material to the Company's financial position, results of operations or cash flows.

The Company also guarantees debt owed to banks for some of its consolidated subsidiaries. The maximum amount guaranteed is $824 million, and the outstanding debt under those guarantees, which is recorded within the short-term borrowings and long-term debt, net of current portion components in the accompanying Consolidated Statement of Financial Position, is $253 million. These guarantees expire in 2006 through 2013. As of the closing of the $2.7 billion Senior Secured Credit Facilities on October 18, 2005, a $160 million KPG credit facility was closed. Debt outstanding under the KPG credit facility of $57 million was repaid and the guarantees of $160 million were terminated. Pursuant to the terms of the Company's $2.7 billion Senior Secured Credit Agreement dated October 18, 2005, obligations under the $2.7 billion Secured Credit Facilities and other obligations of the Company and its subsidiaries to the $2.7 billion Secured Credit Facilities lenders are guaranteed.

Indemnifications

The Company issues indemnifications in certain instances when it sells businesses and real estate, and in the ordinary course of business with its customers, suppliers, service providers and business partners. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company's request in such capacities. Historically, costs incurred to settle claims related to these indemnifications have not been material to the Company’s financial position, results of operations or cash flows. Additionally, the fair value of the indemnifications that the Company issued during the quarter ended September 30, 2006 was not material to the Company’s financial position, results of operations or cash flows.

Warranty Costs

The Company has warranty obligations in connection with the sale of equipment. The original warranty period for equipment products is generally one year or less. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. The Company estimates its warranty cost at the point of sale for a given product based on historical failure rates and related costs to repair. The change in the Company's accrued warranty obligations balance from December 31, 2005 to September 30, 2006, which is reflected in accounts payable and other current liabilities in the accompanying Consolidated Statement of Financial Position, was as follows:

(in millions)
Accrued warranty obligations at December 31, 2005	$58
Actual warranty experience during 2006	(62)
2006 warranty provisions	55
Adjustments for changes in estimates	(1)
Accrued warranty obligations at September 30, 2006	$50

The Company also offers its customers extended warranty arrangements that are generally one year, but may range from three months to three years after the original warranty period. The Company provides repair services and routine maintenance under these arrangements. The Company has not separated the extended warranty revenues and costs from the routine maintenance service revenues and costs, as it is not practicable to do so. Costs incurred under these arrangements for the nine months ended September 30, 2006 amounted to $208 million. The change in the Company's deferred revenue balance in relation to these extended warranty arrangements from December 31, 2005 to September 30, 2006, which is included in accounts payable and other current liabilities in the accompanying Consolidated Statement of Financial Position, was as follows:

(in millions)
Deferred revenue at December 31, 2005	$183
New extended warranty arrangements in 2006	417
Recognition of extended warranty arrangement revenue in 2006	(410)
Deferred revenue at September 30, 2006	$190

NOTE 9: RESTRUCTURING COSTS AND OTHER

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

In connection with its announcement relating to the extended "2004-2007 Restructuring Program," the Company has provided estimates with respect to (1) the number of positions to be eliminated, (2) the facility square footage reduction, (3) the reduction in its traditional manufacturing infrastructure, (4) the total restructuring charges to be incurred, (5) incremental annual savings, and (6) incremental cash charges associated with these actions.

The actual charges for initiatives under this program are recorded in the period in which the Company commits to formalized restructuring plans or executes the specific actions contemplated by the program and all criteria for restructuring charge recognition under the applicable accounting guidance have been met.

Restructuring Programs Summary

The activity in the accrued restructuring balances and the non-cash charges incurred in relation to all of the restructuring programs described below were as follows for the third quarter of 2006:

						Other
	Balance					Adjustments	Balance
	June 30,	Costs		Cash	Non-cash	and	Sept. 30,
(in millions)	2006	Incurred	Reversals	Payments	Settlements	Reclasses (1)	2006
2004-2007 Restructuring
Program:
Severance reserve	$280	$97	$—	$ (90)	$—	$13	$300
Exit costs reserve	29	14	—	(21)	—	2	24
Total reserve	$309	$111	$—	$(111)	$—	$15	$324
Long-lived asset
impairments and
inventory write-downs	$—	$28	$—	$—	$(28)	$—	$—
Accelerated depreciation	$—	$73	$—	$—	$(73)	$—	$—
Pre-2004 Restructuring
Programs:
Severance reserve	$—	$—	$—	$—	$—	$—	$—
Exit costs reserve	12	—		(1)	—	—	11
Total reserve	$12	$—	$—	$(1)	$—	$—	$11
Total of all restructuring
programs	$321	$212	$—	$(112)	$(101)	$15	$335
____________________

(1)	The total restructuring charges of $212 million include: (1) pension and other postretirement charges and credits for curtailments, settlements and special termination benefits, and (2) environmental remediation charges that resulted from the Company’s ongoing restructuring actions. However, because the impact of these charges and credits relate to the accounting for pensions, other postretirement benefits, and environmental remediation costs, the related impacts on the Consolidated Statement of Financial Position are reflected in their respective components as opposed to within the accrued restructuring balances at September 30, 2006. Accordingly, the Other Adjustments and Reclasses column of the table above includes: (1) reclassifications to Other long-term assets and Pension and other postretirement liabilities for the position elimination-related impacts on the Company's pension and other postretirement employee benefit plan arrangements, including net curtailment gains, settlement losses, and special termination benefits of $11 million, and (2) reclassifications to Other long-term liabilities for the restructuring-related impacts on the Company's environmental remediation liabilities of $2 million. Additionally, the Other Adjustments and Reclasses column of the table above includes foreign currency translation adjustments of $2 million, which are reflected in Accumulated other comprehensive loss in the Consolidated Statement of Financial Position.

The costs incurred, which total $212 million for the three months ended September 30, 2006, include $73 million and $2 million of charges related to accelerated depreciation and inventory write-downs, respectively, that were reported in cost of goods sold in the accompanying Consolidated Statement of Operations for the three months ended September 30, 2006. The remaining costs incurred of $137 million were reported as restructuring costs and other in the accompanying Consolidated Statement of Operations for the three months ended September 30, 2006. The severance costs and exit costs require the outlay of cash, while long-lived asset impairments, accelerated depreciation and inventory write-downs represent non-cash items.

2004-2007 Restructuring Program

The Company announced on January 22, 2004 that it planned to develop and execute a comprehensive cost reduction program throughout the 2004 to 2006 timeframe. The objective of these actions is to achieve a business model appropriate for the Company's traditional businesses, and to sharpen the Company's competitiveness in digital markets.

The Program was expected to result in total charges of $1.3 billion to $1.7 billion over the three-year period, of which $700 million to $900 million are related to severance, with the remainder relating to the disposal of buildings and equipment. Overall, the Company's worldwide facility square footage was expected to be reduced by approximately one-third. Approximately 12,000 to 15,000 positions worldwide were expected to be eliminated through these actions primarily in global manufacturing, selected traditional businesses and corporate administration.

On July 20, 2005, the Company announced that it would extend the restructuring activity, originally announced in January 2004, as part of its efforts to accelerate its digital transformation and to respond to a faster-than-expected decline in consumer film sales. As a result of this announcement, the overall restructuring program was renamed the “2004-2007 Restructuring Program.” Under the 2004-2007 Restructuring Program, the Company expected to increase the total employment reduction to a range of 22,500 to 25,000 positions, and to reduce its traditional manufacturing infrastructure to approximately $1 billion, compared with $2.9 billion as of December 31, 2004. These changes were expected to increase the total charges under the Program to a range of $2.7 billion to $3.0 billion. Based on the actual actions taken through the end of the third quarter of 2006 under this Program and an understanding of the estimated remaining actions to be taken, the Company expects that the employment reductions and total charges under this Program will be within the ranges of 25,000 to 27,000 positions and $3.0 billion to $3.4 billion, respectively, as indicated in the second quarter 2006 Form 10-Q. When essentially completed in 2007, the activities under this Program will result in a business model consistent with what is necessary to compete profitably in digital markets.

The Company implemented certain actions under the Program during the third quarter of 2006. As a result of these actions, the Company recorded charges of $139 million in the third quarter of 2006, which were composed of severance, long-lived asset impairments, exit costs and inventory write-downs of $97 million, $26 million, $14 million and $2 million, respectively. The severance costs related to the elimination of approximately 1,650 positions, including approximately 800 manufacturing, 600 administrative, and 250 research and development positions. The geographic composition of the positions to be eliminated includes approximately 1,050 in the United States and Canada and 600 throughout the rest of the world. The reduction of the 1,650 positions and the $111 million charges for severance and exit costs are reflected in the 2004-2007 Restructuring Program table below. The $26 million charge in the third quarter and the $72 million year-to-date charge for long-lived asset impairments were included in restructuring costs and other in the accompanying Consolidated Statement of Operations for the three and nine months ended September 30, 2006, respectively. The charges taken for inventory write-downs of $2 million and $8 million were reported in cost of goods sold in the accompanying Consolidated Statement of Operations for the three and nine months ended September 30, 2006, respectively.

As a result of initiatives implemented under the 2004-2007 Restructuring Program, the Company recorded $73 million and $227 million of accelerated depreciation on long-lived assets in cost of goods sold in the accompanying Consolidated Statement of Operations for the three and nine months ended September 30, 2006, respectively. The accelerated depreciation relates to long-lived assets accounted for under the held and used model of SFAS No. 144. The third quarter amount of $73 million relates to $70 million of manufacturing facilities and equipment, $2 million of photofinishing facilities and equipment, and $1 million of administrative facilities and equipment that will be used until their abandonment. The year-to-date amount of $227 million relates to $6 million of photofinishing facilities and equipment, $219 million of manufacturing facilities and equipment, and $2 million of administrative facilities and equipment that will be used until their abandonment. The Company will incur approximately $59 million of accelerated depreciation for the remainder of 2006 as a result of the initiatives already implemented under the 2004-2007 Restructuring Program.

Under this Program, on a life-to-date basis as of September 30, 2006, the Company has recorded charges of $2,647 million, which was composed of severance, long-lived asset impairments, exit costs, inventory write-downs, and accelerated depreciation of $1,243 million, $334 million, $236 million, $64 million, and $770 million, respectively. The severance costs related to the elimination of approximately 22,200 positions, including approximately 6,025 photofinishing, 10,300 manufacturing, 1,325 research and development and 4,550 administrative positions.

The following table summarizes the activity with respect to the charges recorded in connection with the focused cost reduction actions that the Company has committed to under the 2004-2007 Restructuring Program and the remaining balances in the related reserves at September 30, 2006:

					Long-lived
					Asset
			Exit		Impairments
	Number of	Severance	Costs		and Inventory	Accelerated
(dollars in millions)	Employees	Reserve	Reserve	Total	Write-downs	Depreciation
2004 charges	9,625	$418	$99	$517	$157	$152
2004 reversals	—	(6)	(1)	(7)	—	—
2004 utilization	(5,175)	(169)	(47)	(216)	(157)	(152)
2004 other adj. & reclasses	—	24	(15)	9	—	—
Balance at 12/31/04	4,450	267	36	303	—	—
2005 charges	8,125	497	84	581	161	391
2005 reversals	—	(3)	(6)	(9)	—	—
2005 utilization	(10,225)	(377)	(95)	(472)	(161)	(391)
2005 other adj. & reclasses	—	(113)	4	(109)	—	—
Balance at 12/31/05	2,350	271	23	294	—	—
Q1, 2006 charges	1,175	90	19	109	38	82
Q1, 2006 reversals	—	(1)	—	(1)	—	—
Q1, 2006 utilization	(1,425)	(97)	(14)	(111)	(38)	(82)
Q1, 2006 other adj. & reclasses	—	6	1	7	—	—
Balance at 03/31/06	2,100	269	29	298	—	—
Q2, 2006 charges	1,625	141	20	161	14	72
Q2, 2006 reversals	—	—	(1)	(1)	—	—
Q2, 2006 utilization	(1,300)	(118)	(15)	(133)	(14)	(72)
Q2, 2006 other adj. & reclasses	—	(12)	(4)	(16)	—	—
Balance at 06/30/06	2,425	280	29	309	—	—
Q3, 2006 charges	1,650	97	14	111	28	73
Q3, 2006 utilization	(l,075)	(90)	(21)	(111)	(28)	(73)
Q3, 2006 other adj. & reclasses	—	13	2	15	—	—
Balance at 09/30/06	3,000	$300	$24	$324	$—	$—

As a result of the initiatives already implemented under the 2004-2007 Restructuring Program, severance payments will be paid during periods through 2008 since, in many instances, the employees whose positions were eliminated can elect or are required to receive their payments over an extended period of time. Most exit costs have been paid or will be paid during 2006. However, certain costs, such as long-term lease payments, will be paid over periods after 2006.

The charges of $212 million recorded in the third quarter of 2006 included $36 million applicable to the Film and Photofinishing Systems Group segment, $16 million applicable to the Consumer Digital Imaging Group segment, $6 million applicable to the Graphic Communications Group segment, and $3 million applicable to the Health Group segment. The balance of $151 million was applicable to manufacturing, research and development, and administrative functions, which are shared across all segments.

Pre-2004 Restructuring Programs

At September 30, 2006, the Company had remaining exit costs reserves of $11 million relating to restructuring plans committed to or executed prior to 2004. Most of these remaining exit costs reserves represent long-term lease payments, which will continue to be paid over periods throughout and after 2006.

NOTE 10: RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of the net periodic benefit cost for all major funded and unfunded U.S. and Non-U.S. defined benefit plans for the three and nine months ended September 30 are as follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2006		2005		2006		2005
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S	Non-U.S.
Service cost	$22	$8	$30	$9	$68	$27	$90	$30
Interest cost	82	46	89	39	246	133	268	124
Expected return on plan assets	(131)	(57)	(130)	(50)	(391)	(166)	(390)	(154)
Amortization of:
Prior service cost	—	2	—	5	—	11	—	20
Actuarial loss	2	17	9	17	8	63	28	48
Pension (income) expense before
special termination benefits,
curtailment losses and
settlements	(25)	16	(2)	20	(69)	68	(4)	68
Special termination benefits	—	8	—	2	—	39	—	47
Curtailment (gain) loss	(13)	(6)	—	3	(20)	(1)	—	20
Settlement loss (gain)	5	—	—	—	13	(5)	—	—
Net pension (income) expense	(33)	18	(2)	25	(76)	101	(4)	135
Other plans including unfunded
plans	—	5	—	2	—	15	—	6
Total net pension (income) expense	$(33)	$23	$(2)	$27	$(76)	$116	$(4)	$141

For the quarters ended September 30, 2006 and 2005, $8 million and $2 million, respectively, of special termination benefits charges were incurred as a result of the Company's restructuring actions and, therefore, has been included in restructuring costs and other in the Consolidated Statement of Operations. Additionally, as a result of the Company's restructuring actions, the Company recognized a net curtailment credit of $20 million and a net settlement loss of $5 million that have been included in restructuring costs and other in the Consolidated Statement of Operations for the quarter ended September 30, 2006.

As a result of the cumulative impact of the ongoing position eliminations under its 2004-2007 Restructuring Program, as disclosed in Note 9, the Company incurred curtailment gains and losses with respect to certain of its retirement plans in the third quarter of 2006. These curtailment events resulted in the remeasurement of the plans’ obligations during the quarter, which impacted the accounting for the additional minimum pension liabilities. These remeasurements resulted in an increase in the additional minimum pension liabilities of $82 million during the third quarter of 2006. This increase is reflected in the pension and other postretirement liabilities component within the accompanying Consolidated Statement of Financial Position as of September 30, 2006. The net-of-tax amount of $60 million relating to the increase of the additional minimum pension liabilities is reflected in the accumulated other comprehensive loss component within the accompanying Consolidated Statement of Financial Position as of September 30, 2006.

The Company made contributions (funded plans) or paid benefits (unfunded plans) totaling approximately $52 million and $152 million relating to its major U.S. and non-U.S. defined benefit pension plans for the three and nine months ended September 30, 2006, respectively. The Company expects its contribution (funded plans) and benefit payment (unfunded plans) requirements for its major U.S. and non-U.S. defined benefit pension plans for the balance of 2006 to be approximately $50 million.

The amount of prepaid pension cost recognized as a component of other long-term assets in the Consolidated Statement of Financial Position for all major funded and unfunded U.S. and Non-U.S. defined benefit plans was $1,271 million and $1,119 million as of September 30, 2006 and December 31, 2005, respectively.

Postretirement benefit cost for the Company's U.S., United Kingdom and Canada postretirement benefit plans, which represent the Company's major postretirement plans, include:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2006	2005	2006	2005
Components of net postretirement benefit cost
Service cost	$2	$4	$8	$10
Interest cost	43	40	125	126
Amortization of:
Prior service income	(11)	(13)	(35)	(40)
Actuarial loss	10	20	38	52
Other postretirement benefit cost before curtailment and settlement
(gains) losses	44	51	136	148
Curtailment gain	(4)	(8)	(8)	(11)
Total net postretirement benefit cost	$40	$43	$128	$137

As a result of the cumulative impact of the ongoing position eliminations under its 2004-2007 Restructuring Program, as disclosed in Note 9, the Company incurred curtailment gains of $4 million and $8 million for the quarters ended September 30, 2006 and 2005, respectively.

The Company paid benefits totaling approximately $52 million and $170 million relating to its U.S., United Kingdom and Canada postretirement benefit plans for the three and nine months ended September 30, 2006, respectively. The Company expects to pay benefits of $59 million for postretirement plans for the balance of 2006.

NOTE 11: EARNINGS PER SHARE

Options to purchase 33.8 million and 34.8 million shares of common stock at weighted average per share prices of $46.12 and $48.46 for the three months ended September 30, 2006 and 2005, respectively, and options to purchase 32.3 and 29.8 million shares of common stock at weighted average per share prices of $47.15 and $53.42 for the nine months ended September 30, 2006 and 2005, respectively, were outstanding during the periods presented but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares for the respective periods and, therefore, the impact of these shares on the diluted earnings per share calculation would be anti-dilutive.

In addition, for the three and nine months ended September 30, 2006 and 2005, approximately 18.5 million shares related to the assumed conversion of the Company's Contingent Convertible Securities were not included in the denominator, and approximately $5 million and $15 million related to the after-tax interest expense on the Contingent Convertible Securities for the three months and nine months ended September 30, 2006 and 2005, respectively, were not adjusted for in the numerator for purposes of the computation of diluted earnings per share for the three and nine months ended September 30, 2006 and 2005, respectively. These items were not included in the computation because they are anti-dilutive to the Company's earnings per share.

NOTE 12: SHAREHOLDERS' EQUITY

The Company has 950 million shares of authorized common stock with a par value of $2.50 per share, of which 391 million shares had been issued as of September 30, 2006 and December 31, 2005. Treasury stock at cost consists of approximately 104 million shares at September 30, 2006 and December 31, 2005.

NOTE 13: COMPREHENSIVE LOSS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2006	2005	2006	2005
Net loss	$(37)	$(914)	$(617)	$(1,215)
Unrealized gains (losses) on available-for-sale securities	4	—	6	(3)
Realized and unrealized (losses) gains from hedging activity	—	(5)	1	7
Currency translation adjustments	30	44	54	(157)
Minimum pension liability adjustment	(60)	74	146	30
Total comprehensive loss	$(63)	$(801)	$(410)	$(1,338)

NOTE 14: ACQUISITIONS

Creo Inc.

On June 15, 2005, the Company completed the acquisition of Creo Inc. (Creo), a premier supplier of prepress and workflow systems used by commercial printers around the world. The acquisition of Creo uniquely positions the Company to be the preferred partner for its customers, helping them improve efficiency, expand their offerings and grow their businesses. The Company paid $954 million (excluding approximately $13 million in transaction related costs), or $16.50 per share, for all of the outstanding shares of Creo. The Company used its bank lines to initially fund the acquisition, which has been refinanced with a term loan under the Company's Secured Credit Agreement. Creo’s extensive solutions portfolio is now part of the Company’s Graphic Communications Group segment.

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

As of the acquisition date, management began to assess and formulate restructuring plans at Creo. As of June 30, 2006, management has completed its assessment and approved actions on these plans. Accordingly, the Company recorded a related liability of approximately $38 million. This liability is included in the current liabilities amount reported above and represents restructuring charges related to Creo net assets acquired. Refer to Note 9, “Restructuring Costs and Other,” for further discussion of these restructuring charges.

Kodak Polychrome Graphics

Through April 1, 2005, the Company held a 50% interest in Kodak Polychrome Graphics (KPG). This joint venture between the Company and Sun Chemical Corporation was accounted for using the equity method of accounting. Summarized unaudited income statement information for KPG for the three months ended March 31, 2005 is as follows:

(in millions):
Net sales	$439
Gross profit	149
Income from continuing operations	34
Net income	34

On April 1, 2005, the Company completed its acquisition of Kodak Polychrome Graphics (KPG) through the redemption of Sun Chemical Corporation’s 50 percent interest in the joint venture. The transaction further established the Company as a leader in the graphic communications industry and will complement the Company’s existing business in this market. Under the terms of the transaction, the Company redeemed all of Sun Chemical Corporation’s shares in KPG by providing $317 million in cash (excluding $8 million in transaction costs) at closing and by entering into two notes payable arrangements, one that will be payable within the U.S. (the U.S. note) and one that will be payable outside of the U.S. (the non-U.S. note), that will require principal and interest payments of $200 million in the third quarter of 2006 (which has been paid during the third quarter 2006), and $50 million annually from 2008 through 2013. The total payments due under the U.S note and the non-U.S. note are $100 million and $400 million, respectively. The aggregate fair value of these note payable arrangements of approximately $395 million was recorded in the Company’s Consolidated Statement of Financial Position as of the acquisition date and was presented as a non-cash investing activity in the Consolidated Statement of Cash Flows. KPG now operates within the Company’s Graphic Communications Group segment.

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

As of the acquisition date, management began to assess and formulate restructuring plans at KPG. As of March 31, 2006, management completed its assessment and approved actions on these plans. Accordingly, the Company recorded a related liability of approximately $8 million on these approved actions. This liability is included in the current liabilities amount reported above and represents restructuring charges related to the net assets acquired. To the extent such actions related to the Company's historical ownership in the KPG joint venture, the restructuring charges were reflected in the Company's Consolidated Statement of Operations. Refer to Note 9, “Restructuring Costs and Other,” for further discussion of these restructuring charges.

The unaudited pro forma combined historical results, as if KPG had been acquired at the beginning of 2005, are estimated to be:

Nine Months
Ended
(in millions, except per share data)	September 30, 2005
Net sales	$10,510
Loss from continuing operations	$(1,199)
Basic and diluted net loss per share from continuing operations	$(4.16)
Number of common shares used in:
Basic and diluted net loss per share	288.1

The pro forma results include amortization of the intangible assets presented above, depreciation related to the fixed asset step-up, and the interest expense related to acquisition-related debt, and exclude the write-off of research and development assets that were acquired.

Pro-forma Financial Information

The following unaudited pro forma financial information presents the combined results of operations of the Company and the Company's significant acquisitions since January 1, 2005, KPG and Creo, as if the acquisitions had occurred as of the beginning of the periods presented. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of the Company that would have been reported had the acquisitions been completed as of the beginning of the periods presented, and should not be taken as representative of the future consolidated results of operations or financial condition of the Company. Pro forma results were as follows for the nine months ended September 30, 2005:

Nine Months
Ended
(in millions, except per share data)	September 30, 2005
Net sales	$10,795
Loss from continuing operations	$(1,253)
Basic and diluted net loss per share from continuing operations	$(4.35)
Number of common shares used in:
Basic and diluted net loss per share	288.1

The pro forma results include amortization of the intangible assets, depreciation related to the fixed asset step-up, and the interest expense related to acquisition-related debt, and exclude the write-off of research and development assets that were acquired.

NOTE 15: SEGMENT INFORMATION

The Company realigned its operations effective January 1, 2006, and changed the corporate segment reporting structure beginning with the first quarter, 2006.

As of and for the year ended December 31, 2005, the Company had three reportable segments: Digital & Film Imaging Systems (D&FIS), Health Group, and Graphic Communications Group. The balance of the Company's operations, which individually and in the aggregate did not meet the criteria of a reportable segment, was reported in All Other. The bridge from the previous segment reporting to the new reporting structure is outlined below:

Consumer Digital Imaging Group Segment (CDG): The Consumer Digital Imaging Group segment encompasses digital capture, kiosks, home printing systems, digital imaging services and imaging sensors. This segment provides consumers and professionals with digital products and services, and includes the licensing activities related to the Company's intellectual property in this product category.

Film and Photofinishing Systems Group Segment (FPG): The Film and Photofinishing Systems Group segment encompasses consumer and professional film, photographic paper and photofinishing, aerial and industrial film, and entertainment products and services. This segment provides consumers, professionals and cinematographers with traditional products and services.

Health Group Segment (KHG): There are no changes to the Health Group segment. The Health Group segment provides digital medical imaging and information products, and systems and solutions, which are key components of sales and earnings growth. These include laser imagers, digital print films, computed and digital radiography systems, dental radiographic imaging systems, dental practice management software (DPMS), advanced picture-archiving and communications systems (PACS), and healthcare information solutions (HCIS). Products of the Health Group segment also include traditional analog medical and dental films, chemicals, and processing equipment and related services. The Company's history in traditional analog imaging has made it a worldwide leader in this area and has served as the foundation for building its important digital imaging business. The Health Group segment serves the general radiology market and specialty health markets, including dental, mammography, orthopedics and oncology. The segment also provides molecular imaging for the biotechnology research market.

Graphic Communications Group Segment (GCG): As of January 1, 2006, the Graphic Communications Group segment consists of Kodak Polychrome Graphics LLP (KPG), a leader in the graphic communications industry; Creo, Inc., a premier supplier of prepress and workflow systems used by commercial printers worldwide; NexPress Solutions, Inc., a producer of digital color and black and white printing solutions; Kodak Versamark, Inc., a provider of continuous inkjet technology; and Encad, Inc., a maker of wide-format inkjet printers, inks and media. The Company's Document Products and Services organization, which includes market-leading production and desktop document scanners, microfilm, worldwide service and support and business process services operations, is also part of this segment.

As of July 1, 2006, as a result of the ongoing integration of acquisitions within the Graphic Communications Group segment, the GCG segment consists of the following strategic product groups: digital prepress consumables, including digital plates, chemistry, media and services; NexPress Color equipment, consumables and services, and direct image press equipment; commercial inkjet printing solutions, including Versamark equipment, consumables and service; workflow software, output devices, proofing equipment, and services; electrophotographic black and white equipment and consumables, document scanners and services, wide-format inkjet, imaging services; and traditional products including analog plates, graphics and other films, paper, media equipment, archival products.

All Other: All Other is composed of the Company's display business, inkjet systems, business development and other small, miscellaneous businesses. The development initiatives in consumer inkjet technologies continue to be reported in All Other.

The Company currently has four reportable segments based on the aggregation of similar products and services: Consumer Digital Imaging Group (CDG); Film and Photofinishing Systems Group (FPG); Graphic Communications Group (GCG); and Health Group (KHG). The balance of the Company’s operations, which individually and in the aggregate do not meet the criteria of a reportable segment, are reported in All Other.

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

The changes in cost allocation methodologies referred to above increased (decreased) segment earnings (losses) from continuing operations before interest, other income (charges), net and income taxes for the three and nine months ended September 30, 2005 as follows:

	Three Months Ended	Nine Months Ended
(in millions)	September 30, 2005	September 30, 2005
Consumer Digital Imaging Group	$6	$11
Film and Photofinishing Systems Group	7	30
Graphic Communications Group	(8)	(30)
Health Group	7	24
All Other	(12)	(35)
Consolidated impact	$—	$—

Further, as described in Note 3, “Inventories, Net,” on January 1, 2006, the Company elected to change its method of costing its U.S. inventories from the LIFO method to the average cost method. This change increased cost of goods sold for the three and nine months ended September 30, 2005 for each of the segments as follows:

	Three Months Ended	Nine Months Ended
(in millions)	September 30, 2005	September 30, 2005
Consumer Digital Imaging Group	$1	$10
Film and Photofinishing Systems Group	1	12
Graphic Communications Group	—	1
Health Group	1	5
All Other	—	1
Consolidated impact	$3	$29

Prior period results have been adjusted to reflect the changes in segment reporting structure, the changes in cost allocation methodologies outlined above, and the change in inventory costing method. Segment financial information is shown below:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions)	2006	2005	2006	2005
Net sales from continuing operations:
Consumer Digital Imaging Group	$640	$659	$1,766	$1,883
Film and Photofinishing Systems Group	1,074	1,353	3,143	4,124
Graphic Communications Group	880	886	2,658	2,048
Health Group	597	635	1,837	1,955
All Other	13	20	49	61
Consolidated total	$3,204	$3,553	$9,453	$10,071

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions)	2006	2005	2006	2005
Earnings (loss) from continuing operations before interest,
other income (charges), net and income taxes:
Consumer Digital Imaging Group	$24	$(61)	$(149)	$(171)
Film and Photofinishing Systems Group	139	174	281	489
Graphic Communications Group	31	7	84	(69)
Health Group	68	96	192	283
All Other	(48)	(61)	(142)	(170)
Total of segments	214	155	266	362
Restructuring costs and other	(212)	(278)	(686)	(823)
Legal settlement	—	—	(4)	—
Interest expense	(74)	(57)	(202)	(144)
Other income (charges), net	54	(9)	82	(11)
Consolidated loss from continuing operations before income
taxes	$(18)	$(189)	$(544)	$(616)

	At	At
	September 30, 2006	December 31, 2005
Segment total assets:
Consumer Digital Imaging Group	$2,060	$1,964
Film and Photofinishing Systems Group	4,588	5,346
Graphic Communications Group	3,401	3,416
Health Group	2,233	2,331
All Other	100	123
Total of segments	12,382	13,180
Cash and marketable securities	1,116	1,680
Deferred income tax assets	765	550
Other corporate assets/reserves	(203)	(174)
Consolidated total assets	$14,060	$15,236

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

New Company Operating Model and Change in Reporting Structure:

The Company realigned its operations effective January 1, 2006, and changed the corporate segment reporting structure beginning with the first quarter of 2006.

As of and for the year ended December 31, 2005, the Company had three reportable segments: Digital & Film Imaging Systems (D&FIS), Health Group, and Graphic Communications Group. The balance of the Company's operations, which individually and in the aggregate did not meet the criteria of a reportable segment, was reported in All Other. The bridge from the previous segment reporting to the new reporting structure is outlined below:

Consumer Digital Imaging Group Segment (CDG): The Consumer Digital Imaging Group segment encompasses digital capture, kiosks, home printing systems, digital imaging services and imaging sensors. This segment provides consumers and professionals with digital products and services, and includes the licensing activities related to the Company's intellectual property in this product category.

Film and Photofinishing Systems Group Segment (FPG): The Film and Photofinishing Systems Group segment encompasses consumer and professional film, photographic paper and photofinishing, aerial and industrial film, and entertainment products and services. This segment provides consumers, professionals and cinematographers with traditional products and services.

Health Group Segment (KHG): There are no changes to the Health Group segment. The Health Group segment provides digital medical imaging and information products, and systems and solutions, which are key components of sales and earnings growth. These include laser imagers, digital print films, computed and digital radiography systems, dental radiographic imaging systems, dental practice management software (DPMS), advanced picture-archiving and communications systems (PACS), and healthcare information solutions (HCIS). Products of the Health Group segment also include traditional analog medical and dental films, chemicals, and processing equipment and related services. The Company's history in traditional analog imaging has made it a worldwide leader in this area and has served as the foundation for building its important digital imaging business. The Health Group segment serves the general radiology market and specialty health markets, including dental, mammography, orthopedics and oncology. The segment also provides molecular imaging for the biotechnology research market.

Graphic Communications Group Segment (GCG): As of January 1, 2006, the Graphic Communications Group segment consists of Kodak Polychrome Graphics LLC (KPG), a leader in the graphic communications industry; Creo Inc., a premier supplier of prepress and workflow systems used by commercial printers worldwide; NexPress Solutions, Inc., a producer of digital color and black and white printing solutions; Kodak Versamark, Inc., a provider of continuous inkjet technology; and Encad, Inc., a maker of wide-format inkjet printers, inks and media. The Company's Document Products and Services organization, which includes market-leading production and desktop document scanners, microfilm, worldwide service and support and business process services operations, is also part of this segment.

As of July 1, 2006, as a result of the ongoing integration of acquisitions within the Graphic Communications Group segment, the GCG segment consists of the following strategic product groups: digital prepress consumables, including digital plates, chemistry, media and services; NexPress Color equipment, consumables and services, and direct image press equipment; commercial inkjet printing solutions, including Versamark equipment, consumables and service; workflow software, output devices, proofing equipment, and services; electrophotographic black and white equipment and consumables, document scanners and services, wide-format inkjet, imaging services; and traditional products including analog plates, graphics and other films, paper, media equipment, archival products.

All Other: All Other is composed of the Company's display business, inkjet systems, business development and other small, miscellaneous businesses. The development initiatives in consumer inkjet technologies continue to be reported in All Other.

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

The changes in cost allocation methodologies referred to above increased (decreased) segment earnings (losses) from continuing operations before interest, other income (charges), net and income taxes for the three and nine months ended September 30, 2005 as follows:

	Three Months Ended	Nine Months Ended
(in millions)	September 30, 2005	September 30, 2005
Consumer Digital Imaging Group	$6	$11
Film and Photofinishing Systems Group	7	30
Graphic Communications Group	(8)	(30)
Health Group	7	24
All Other	(12)	(35)
Consolidated impact	$—	$—

Further, as described in Note 3, “Inventories, Net,” on January 1, 2006, the Company elected to change its method of costing its U.S. inventories from the LIFO method to the average cost method. This change increased cost of goods sold for the three and nine months ended September 30, 2005 for each of the segments as follows:

	Three Months Ended	Nine Months Ended
(in millions)	September 30, 2005	September 30, 2005
Consumer Digital Imaging Group	$1	$10
Film and Photofinishing Systems Group	1	12
Graphic Communications Group	—	1
Health Group	1	5
All Other	—	1
Consolidated impact	$3	$29

Prior period results have been adjusted to reflect the changes in segment reporting structure, the changes in cost allocation methodologies outlined above, and the change in inventory costing method.

SUMMARY

	Three Months Ended September 30			Nine Months Ended September 30
(in millions, except per share data)	2006	2005	Change	2006	2005	Change
Net sales	$3,204	$3,553	- 10%	$9,453	$10,071	- 6%
Earnings (loss) from continuing operations before
interest, other income (charges), net and
income taxes	2	(123)	+102%	(424)	(461)	+ 8%
Loss from continuing operations before
income taxes	(18)	(189)	+90%	(544)	(616)	+12%
Loss from continuing operations	(37)	(915)	+96%	(617)	(1,217)	+49%
Earnings from discontinued operations	—	1		—	2
Net loss	(37)	(914)	+96%	(617)	(1,215)	+49%
Basic and diluted net loss per share:
Continuing operations	(.13)	(3.19)	+96%	(2.15)	(4.23)	+49%
Discontinued operations	—	.01		—	.01
Total	(.13)	(3.18)	+96%	(2.15)	(4.22)	+49%

Net Sales from Continuing Operations by Reportable Segment and All Other

	Three Months Ended September 30			Nine Months Ended September 30
(in millions)	2006	2005	Change	2006	2005	Change
Consumer Digital Imaging Group
Inside the U.S.	$401	$400	+ 0%	$1,054	$1,095	- 4%
Outside the U.S.	239	259	- 8	712	788	- 10
Total Consumer Digital Imaging Group	640	659	- 3	1,766	1,883	- 6
Film and Photofinishing Systems Group
Inside the U.S.	350	445	-21	1,025	1,359	- 25
Outside the U.S.	724	908	-20	2,118	2,765	- 23
Total Film and Photofinishing Systems
Group	1,074	1,353	-21	3,143	4,124	- 24
Graphic Communications Group
Inside the U.S.	314	331	- 5	941	738	+28
Outside the U.S.	566	555	+ 2	1,717	1,310	+31
Total Graphic Communications Group	880	886	- 1	2,658	2,048	+30
Health Group
Inside the U.S.	215	260	-17	692	778	- 11
Outside the U.S.	382	375	+ 2	1,145	1,177	- 3
Total Health Group	597	635	- 6	1,837	1,955	- 6
All Other
Inside the U.S.	8	10	-20	38	33	+15
Outside the U.S.	5	10	-50	11	28	-61
Total All Other	13	20	-35	49	61	- 20
Consolidated total	$3,204	$3,553	-10%	$9,453	$10,071	- 6%

(Loss) Earnings from Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes by Reportable Segment and All Other

	Three Months Ended September 30			Nine Months Ended September 30
(in millions)	2006	2005	Change	2006	2005	Change
Consumer Digital Imaging Group	$24	$(61)	+139%	$(149)	$(171)	+13%
Percent of Sales	4%	(9)%		(8)%	(9)%
Film and Photofinishing Systems Group	$139	$174	-20%	$281	$489	-43%
Percent of Sales	13%	13%		9%	12%
Graphic Communications Group	$31	$7	+343%	$84	$(69)	+222%
Percent of Sales	4%	1%		3%	(3)%
Health Group	$68	$96	- 29%	$192	$283	- 32%
Percent of Sales	11%	15%		10%	14%
All Other	$(48)	$(61)	+21%	$(142)	$(170)	+16%
Percent of Sales	(369)%	(305)%		(290)%	(279)%
Total of segments	$214	$155	+38%	$266	$362	- 27%
Percent of Sales	7%	4%		3%	4%
Restructuring costs and other	(212)	(278)		(686)	(823)
Legal settlement	—	—		(4)	—
Interest expense	(74)	(57)		(202)	(144)
Other income (charges), net	54	(9)		82	(11)
Consolidated loss from continuing
operations before income taxes	$(18)	$(189)	+90%	$(544)	$(616)	+12%

COSTS AND EXPENSES

	Three Months Ended			Nine Months Ended
	September 30			September 30
(in millions)	2006	2005	Change	2006	2005	Change
Gross profit	$874	$922	- 5%	$2,361	$2,651	-11%
Percent of Sales	27.3%	25.9%		25.0%	26.3%
Selling, general and administrative expenses	$565	$670	- 16%	$1,794	$1,901	- 6%
Percent of Sales	17.6%	18.9%		19.0%	18.9%
Research and development costs	$170	$212	- 20%	$540	$680	- 21%
Percent of Sales	5.3%	6.0%		5.7%	6.8%

2006 COMPARED WITH 2005

Third Quarter

RESULTS OF OPERATIONS – CONTINUING OPERATIONS

CONSOLIDATED

Worldwide Revenues

Net worldwide sales were $3,204 million for the third quarter of 2006 as compared with $3,553 million for the third quarter of 2005, representing a decrease of $349 million or 10%. The decrease in net sales was primarily due to declines in volumes and unfavorable price/mix, which decreased third quarter sales by approximately 8.0 and 2.5 percentage points, respectively. The decrease in volumes was primarily driven by declines in the consumer film capture Strategic Product Group (SPG), photofinishing services SPG, and consumer output SPG within the FPG segment; the consumer digital capture SPG within the CDG segment; the traditional consumables SPG within the GCG segment; and the radiography film and digital output SPGs within the KHG segment. The unfavorable price/mix was primarily driven by the consumer film capture SPG and the consumer output SPG within the FPG segment; and the workflow and prepress SPG and digital prepress consumables SPG within the GCG segment. These declines were partially offset by the favorable impact of foreign exchange of approximately 0.8 percentage points.

Net sales in the U.S. were $1,288 million for the third quarter of 2006 as compared with $1,446 million for the prior year quarter, representing a decrease of $158 million, or 11%. Net sales outside the U.S. were $1,916 million for the current quarter as compared with $2,107 million for the third quarter of 2005, representing a decrease of $191 million, or 9%, which includes the positive impact of foreign currency fluctuations of $25 million, or 1%.

Digital Strategic Product Groups' Revenues

The Company's digital product sales, including new technologies product sales, were $1,802 million for the third quarter of 2006 as compared with $1,828 million for the prior year quarter, representing a decrease of $26 million, or 1%, primarily driven by the digital capture SPG within the CDG segment and the digital output SPG within the KHG segment. Product sales from new technologies, which are included in digital product sales, were $9 million for the third quarter of 2006 and $14 million for the third quarter of 2005.

Traditional Strategic Product Groups' Revenues

Net sales of the Company's traditional products were $1,402 million for the third quarter of 2006 as compared with $1,725 million for the prior year quarter, representing a decrease of $323 million, or 19%, primarily driven by declines in the consumer film capture SPG, the photofinishing services SPG and the consumer and professional output SPGs in the FPG segment.

Foreign Revenues

The Company’s operations outside the U.S. are reported in three regions: (1) the Europe, Africa and Middle East region (EAMER), (2) the Asia Pacific region and (3) the Canada and Latin America region. Net sales in the EAMER region were $1,007 million for the third quarter of 2006 as compared with $1,084 million for the prior year quarter, representing a decrease of $77 million, or 7%. This decrease in net sales for the period included the favorable impact of foreign currency fluctuations of 2%. Net sales in the Asia Pacific region were $589 million for the current quarter as compared with $670 million for the prior year quarter, representing a decrease of $81 million, or 12%. The impact of foreign currency fluctuations for the period was insignificant. Net sales in the Canada and Latin America region were $320 million in the current quarter as compared with $353 million for the third quarter of 2005, representing a decrease of $33 million, or 9%. The decrease in net sales for the period included the favorable impact of foreign currency fluctuations of 2%.

Gross Profit

Gross profit was $874 million for the third quarter of 2006 as compared with $922 million for the third quarter of 2005, representing a decrease of $48 million, or 5%. The gross profit margin was 27.3% in the current quarter as compared with 25.9% in the prior year quarter. The 1.4 percentage point increase was primarily attributable to: (1) reductions in manufacturing costs, which increased gross profit margins by approximately 1.2 percentage points, (2) positive price/mix, primarily attributable to the year-over-year increase in royalty income related to digital capture, which increased gross profit margins by approximately 0.5 percentage points, and (3) foreign exchange, which positively impacted gross profit margins by approximately 0.3 percentage points. These increases were partially offset by volume declines, driven primarily by the consumer film capture SPG within the FPG segment and traditional prepress consumables SPG within the GCG segment, which reduced gross profit margins by approximately 0.6 percentage points.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) were $565 million for the third quarter of 2006 as compared with $670 million for the prior year quarter, representing a decrease of $105 million, or 16%. SG&A as a percentage of sales decreased from 19% for the third quarter of 2005 to 18% for the current year quarter. The absolute dollar decrease in SG&A is primarily attributable to declines in advertising spending, a reduction in selling expenses, and lower employee benefit costs resulting from ongoing Company-wide cost reduction initiatives.

Research and Development Costs

Research and development costs (R&D) were $170 million for the third quarter of 2006 as compared with $212 million for the third quarter of 2005, representing a decrease of $42 million, or 20%. R&D as a percentage of sales was 5% for the third quarter of 2006 as compared with the prior year quarter of 6%. This decrease was primarily driven by significant spending reductions in the current quarter related to traditional products and services, and was also impacted by reductions in R&D spending related to the display business.

Restructuring Costs and Other

Restructuring costs and other were $137 million for the third quarter of 2006 as compared with $163 million for the third quarter of 2005, representing a decrease of $26 million or 16%. These costs, as well as the restructuring-related costs reported in cost of goods sold, are discussed in further detail under “RESTRUCTURING COSTS AND OTHER” below.

Earnings (Loss) From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

Earnings from continuing operations before interest, other income (charges), net and income taxes for the third quarter of 2006 were $2 million as compared with a loss of $123 million for the third quarter of 2005, representing an increase in earnings of $125 million. This change is attributable to the reasons described above.

Interest Expense

Interest expense for the third quarter of 2006 was $74 million as compared with $57 million for the prior year quarter, representing an increase of $17 million, or 30%. Higher interest expense is a result of a non-recurring charge related to a non-U.S. export tax claim, and higher interest rates under the Company's October 2005 $2.7 billion Senior Secured Credit Facilities.

Other Income (Charges), Net

The other income (charges), net component includes principally investment income, income and losses from equity investments, gains and losses on the sales of assets and investments, and foreign exchange gains and losses. Other income for the current quarter was $54 million as compared with other charges of $9 million for the third quarter of 2005. The increase of $63 million is primarily attributable to: (1) $43 million of gains on property and asset sales related to focused cost reduction actions, (2) fluctuations in gains/losses on foreign exchange, which resulted in a year-over-year increase in other income of $12 million, and (3) a year-over-year increase in interest income of $9 million.

Loss From Continuing Operations Before Income Taxes

The loss from continuing operations before income taxes for the third quarter of 2006 was $18 million as compared with a loss of $189 million for the third quarter of 2005, representing an increase in earnings of $171 million. This change is attributable to the reasons described above.

Income Tax Provision

For the three months ended September 30, 2006, the Company recorded a provision of $19 million on a pre-tax loss of $18 million, representing an effective rate of (105.6)%. The difference of $25 million between the recorded provision of $19 million and the benefit of $6 million that would result from applying the U.S. statutory rate of 35.0% is outlined below.

For the three months ended September 30, 2005, the Company recorded a provision of $726 million on a pre-tax loss of $189 million, representing an effective rate of (384.1)%. The difference of $792 million between the recorded provision of $726 million and the benefit of $66 million that would result from applying the U.S. statutory rate of 35.0% is outlined below.

		3 Months Ended	3 Months Ended
(dollars in millions)		September 30, 2006	September 30, 2005
•	The ongoing impact of not providing any tax benefit on the losses incurred in the U.S., partially offset by the impact of the pre-tax earnings outside the U.S. being generated in jurisdictions with a net effective tax rate that is lower than the U.S. statutory rate. The Company was recording the write-down of its net deferred assets in the U.S. resulting from the Company's assessment of the realizability of the net deferred assets as of and for the three months ended September 30, 2005.	$(14)	$(88)

•	The Company recorded discrete pre-tax charges for restructuring, asset sale gains, asset impairments, and a legal settlement charge totaling $168 million in the three months ended September 30, 2006, relating to which the Company recorded a tax benefit of $1 million. This benefit differs from the benefit that would have resulted using the U.S. statutory rate of $59 million due to the fact that the restructuring charges recorded in the U.S. have not been benefited, combined with the fact that the charges recorded outside the U.S. have been incurred in jurisdictions that have a net tax rate that is lower than the U.S. statutory rate.	58	—

•	The Company recorded discrete pre-tax charges for restructuring, property sales due to focused cost reductions, asset impairments and in-process R&D charges totaling $258 million in the three months ended September 30, 2005, relating to which the Company recorded a tax provision of $88 million. This provision differs from the benefit that would have resulted using the U.S. statutory rate of $90 million due to the fact that the restructuring charges recorded in the U.S. have not been benefited, combined with the fact that the charges recorded outside the U.S. have been incurred in jurisdictions that have a net tax rate that is lower than the U.S. statutory rate.	—	178

•	The Company recorded discrete tax charges in the three months ended September 30, 2006 relating primarily to tax rate changes and impacts from the ongoing tax audits with respect to open tax years totaling $19 million.	(19)	—

•	The Company recorded discrete tax charges in the three months ended September 30, 2005 relating primarily to the establishment of a valuation allowance against net deferred tax assets in the U.S. and other foreign jurisdictions, the planned remittance of earnings from subsidiary companies outside the U.S. and other tax adjustments.	—	702
Total tax provision difference resulting from the Company’s effective tax rate vs. the U.S. statutory		$25	$792
rate

On October 3, 2006, the Company filed a claim for a federal tax refund of approximately $650 million related to a 1994 loss recognized on the sale of a subsidiary stock that was disallowed at that time under Internal Revenue Service (IRS) regulations. Since that time, the IRS has issued new regulations that serve as the basis for this refund claim. Due to the uncertainty of the claim, the Company, in accordance with its accounting policies, has not recorded a tax benefit related to this refund claim.

Loss From Continuing Operations

The loss from continuing operations for the third quarter of 2006 was $37 million, or $.13 per basic and diluted share, as compared with a loss from continuing operations for the third quarter of 2005 of $915 million, or $3.19 per basic and diluted share, representing an increase in earnings of $878 million. This decrease in loss from continuing operations is attributable to the reasons described above.

CONSUMER DIGITAL IMAGING GROUP

Worldwide Revenues

Net worldwide sales for the Consumer Digital Imaging Group (CDG) segment were $640 million for the third quarter of 2006 as compared with $659 million for the third quarter of 2005, representing a decrease of $19 million, or 3%. The decrease in net sales was comprised of: (1) declines related to unfavorable price/mix, driven primarily by the kiosk SPG and the home printing solutions SPG, which reduced net sales by approximately 3.0 percentage points, and (2) lower volumes, which decreased third quarter sales by approximately 0.7 percentage points, driven primarily by declines in the consumer digital capture SPG. These decreases were partially offset by favorable exchange, which increased net sales by approximately 0.9 percentage points.

CDG segment net sales in the U.S. were $401 million for the current quarter as compared with $400 million for the third quarter of 2005, representing an increase of $1 million, or less than 1%. CDG segment net sales outside the U.S. were $239 million for the third quarter of 2006 as compared with $259 million for the prior year quarter, representing a decrease of $20 million, or 8%.

Net worldwide sales of consumer digital capture products, which include consumer digital cameras, accessories, memory products, imaging sensors, and intellectual property royalties, decreased 7% in the third quarter of 2006 as compared with the prior year quarter, primarily reflecting volume decreases, partially offset by positive price/mix, which was primarily driven by the impact of a non-recurring extension and amendment to an existing license arrangement executed during the current quarter. On a year to date basis through August, the Company remains in the top three market position, in both the U.S. and worldwide, for consumer digital cameras.

Net worldwide sales of picture maker kiosks/media (the kiosk SPG) increased 11% in the third quarter of 2006 as compared with the third quarter of 2005, as a result of volume increases and favorable exchange, partially offset by negative price/mix. Sales continue to be driven by strong consumable sales at retail locations with 4x6 media volumes increasing 45% versus last year.

Net worldwide sales of the home printing solutions SPG, which includes inkjet photo paper and printer docks/media, decreased 7% in the current quarter as compared with the third quarter of 2005 driven by volume declines and negative price/mix, partially offset by favorable exchange. On a year to date basis through August, the Company's printer dock product continues to maintain a leading market share position in the U.S.

Gross Profit

Gross profit for the CDG segment was $179 million for the third quarter of 2006 as compared with $125 million for the prior year quarter, representing an increase of $54 million or 43%. The gross profit margin was 28.0% in the current quarter as compared with 19.0% in the prior year quarter. The 9.0 percentage point increase was primarily attributable to a reduction in manufacturing costs, improvements in price/mix, and the favorable impact of foreign exchange. The reduction in manufacturing costs increased gross profit margins by approximately 2.7 percentage points. Improvements in price/mix impacted gross profit margins by approximately 6.0 percentage points, largely due to a non-recurring extension and amendment to an existing license arrangement during the current quarter, which positively impacted gross profit margins by approximately 7 percentage points, offset by unfavorable price/mix, which negatively impacted gross profit margins by approximately l percentage point. Foreign exchange increased gross profit margins by approximately 0.4 percentage points.

Selling, General and Administrative Expenses

SG&A expenses for the CDG segment decreased $25 million, or 18%, from $142 million in the third quarter of 2005 to $117 million in the current quarter, and decreased as a percentage of sales from 22% for the third quarter of 2005 to 18% for the current quarter. This decrease was primarily driven by an $18 million decline in advertising spending.

Research and Development Costs

R&D costs for the CDG segment decreased $7 million, or 16%, from $45 million in the third quarter of 2005 to $38 million in the current quarter and decreased as a percentage of sales from 7% in the prior year quarter to 6% in the current year quarter.

Earnings (Loss) From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

Earnings from continuing operations before interest, other income (charges), net and income taxes for the CDG segment were $24 million in the third quarter of 2006 compared with a loss of $61 million in the third quarter of 2005, representing an increase in earnings of $85 million or 139%, as a result of the factors described above.

FILM AND PHOTOFINISHING SYSTEMS GROUP

Worldwide Revenues

Net worldwide sales for the Film and Photofinishing Systems Group (FPG) segment were $1,074 million for the third quarter of 2006 as compared with $1,353 million for the third quarter of 2005, representing a decrease of $279 million, or 21%. The decrease in net sales was comprised of lower volumes driven primarily by declines in the consumer film capture SPG, the consumer output SPG, and the photofinishing services SPG, which decreased third quarter sales by approximately 19.5 percentage points, and declines related to negative price/mix, driven primarily by the consumer film capture SPG and consumer output SPG, which reduced net sales by approximately 2.6 percentage points. These declines were partially offset by favorable foreign exchange, which increased net sales by approximately 1.2 percentage points.

FPG segment net sales in the U.S. were $350 million for the current quarter as compared with $445 million for the third quarter of 2005, representing a decrease of $95 million, or 21%. FPG segment net sales outside the U.S. were $724 million for the third quarter of 2006 as compared with $908 million for the prior year quarter, representing a decrease of $184 million, or 20%.

Net worldwide sales of the consumer film capture SPG, including consumer roll film (35mm and APS film), one-time-use cameras (OTUC), professional films, reloadable traditional film cameras and batteries/videotape, decreased 25% in the third quarter of 2006 as compared with the third quarter of 2005, primarily reflecting industry volume declines.

Net worldwide sales for the consumer and professional output SPGs, which include color negative paper and photochemicals, decreased 22% in the third quarter of 2006 as compared with the third quarter of 2005, primarily reflecting volume declines and unfavorable price/mix, partially offset by favorable exchange. The volume declines are largely driven by the substantial reduction of direct sales of minilab equipment, which began in the third quarter of 2005, as the Company has shifted its focus to providing minilab services.

Net worldwide sales for the photofinishing services SPG, which includes equipment and photofinishing services at retail on-site and Qualex in the U.S. and CIS (Consumer Imaging Services) outside the U.S., decreased 43% in the third quarter of 2006 as compared with the third quarter of 2005, reflecting continuing volume declines in the development and processing of consumer films.

Net worldwide sales for the entertainment imaging SPGs, including origination and print films for the entertainment industry, increased 3%, primarily reflecting volume increases in color print films, and favorable exchange.

Gross Profit

Gross profit for the FPG segment was $307 million for the third quarter of 2006 as compared with $432 million for the prior year quarter, representing a decrease of $125 million or 29%. The gross profit margin was 28.6% in the current quarter as compared with 31.9% in the prior year quarter. The 3.3 percentage point decrease was primarily attributable to increased manufacturing costs, which reduced gross profit margins by approximately 2.2 percentage points and were largely driven by increased silver costs. Volume declines reduced gross profit margins by approximately 0.8 percentage points, while negative price/mix unfavorably impacted gross profit margins by approximately 0.7 percentage points. These declines were partially offset by favorable exchange, which increased gross profit margins by approximately 0.4 percentage points.

Selling, General and Administrative Expenses

SG&A expenses for the FPG segment decreased $80 million, or 34%, from $238 million in the third quarter of 2005 to $158 million in the current quarter, and decreased as a percentage of sales from 18% in the prior year quarter to 15% in the current year quarter. The decline in SG&A was attributable to ongoing Company-wide cost reduction initiatives.

Research and Development Costs

R&D costs for the FPG segment decreased $10 million, or 53%, from $19 million in the third quarter of 2005 to $9 million in the current quarter and remained constant as a percentage of sales at 1%. The decrease in R&D was primarily attributable to reductions in spending related to traditional products and services.

Earnings From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

Earnings from continuing operations before interest, other income (charges), net and income taxes for the FPG segment were $139 million in the third quarter of 2006 compared with earnings of $174 million in the third quarter of 2005, representing a decrease of $35 million or 20%, primarily as a result of increased silver costs and other factors described above.

GRAPHIC COMMUNICATIONS GROUP

The Graphic Communications Group (GCG) segment serves a variety of customers in the in-plant, data center, commercial printing, packaging, newspaper and digital service bureau markets with a range of software, consumables, and hardware products that provide customers with a range of solutions for prepress, traditional and digital printing, and document scanning and multi-vendor IT services.

During the second quarter of 2006, the Company indicated that, as a result of ongoing integration of acquisitions within the Graphic Communications Group, it had become increasingly difficult to report results by the discrete businesses that were acquired. Therefore, beginning with the current quarter, results for the GCG segment are reported using the following SPG structure:

  Digital Prepress Consumables – digital plates, chemistry, media and services

  NexPress Color – equipment, consumables and services for NexPress color products, and direct image press equipment

  Commercial Inkjet Printing Solutions – Versamark equipment, consumables and service

  Workflow and Prepress – workflow software, output devices, proofing equipment, and services

  Other Digital – electrophotographic black and white equipment and consumables, document scanners and services, wide-format inkjet, imaging services

  Traditional – analog plates, graphics and other films, paper, media equipment, archival products

Worldwide Revenues

Net worldwide sales for the Graphic Communications Group segment were $880 million for the third quarter of 2006 as compared with $886 million for the prior year quarter, representing a decrease of $6 million, or 1%. The decrease in net sales was primarily due to unfavorable price/mix, driven by the workflow and prepress SPG and digital prepress consumables SPG, which decreased third quarter sales by approximately 3.5 percentage points. These negative impacts of price/mix were partially offset by overall volume increases, which increased sales by approximately 2.8 percentage points. Volume declines for traditional products, as defined above, reduced total sales by approximately 3.8 percentage points. These declines in volume were more than offset by volume increases in other SPGs, primarily driven by the digital prepress consumables SPG and commercial inkjet solutions SPG, which in total resulted in sales increases of approximately 6.6 percentage points from the prior year quarter.

Net sales in the U.S. were $314 million for the current quarter as compared with $331 million for the prior year quarter, representing a decrease of $17 million, or 5%. Net sales outside the U.S. were $566 million in the third quarter of 2006 as compared with $555 million for the prior year quarter, representing an increase of $11 million, or 2%.

Digital Strategic Product Groups' Revenues

The Graphic Communications Group segment digital product sales are comprised of the digital prepress consumables SPG; NexPress color SPG; commercial inkjet printing solutions SPG; workflow and prepress systems SPG; and other digital SPG.

Digital product sales for the Graphic Communications Group segment were $754 million for the third quarter of 2006 as compared with $746 million for the prior year quarter, representing an increase of $8 million, or 1%. The increase in digital product sales was primarily attributable to increases in the digital prepress consumables SPG, commercial inkjet printing solutions SPG, and the NexPress color SPG, largely offset by declines in the workflow and prepress SPG and other digital products and services.

Net worldwide sales of digital prepress consumables increased 15% in the current quarter as compared with the prior year quarter, primarily driven by strong volume increases as the Company continues to benefit from digital industry growth.

Net worldwide sales for the workflow and prepress SPG decreased 15% in the current quarter as compared with the prior year quarter. Sales declines in prepress equipment were partially offset by growth in workflow software.

Net worldwide sales for the NexPress color SPG increased 9% primarily driven by a 25% revenue increase in NexPress color equipment and consumables, partially offset by direct image press equipment sales, which declined 73%. The installed base of digital production color presses continues to grow, with total page volumes increasing 75% in the current quarter versus the prior year quarter, leading to an increase in consumables sales of 78%.

Net worldwide sales of commercial inkjet printing solutions increased 22% in the current quarter as compared with the third quarter of 2005. Overall sales increases were driven by higher equipment placements and a growing annuity business in the transactional print market.

Net worldwide sales of other digital products and services decreased 9% in the current quarter as compared with the prior year quarter, driven primarily by volume declines for electrophotographic black and white equipment and consumables, and wide-format inkjet. These decreases were partially offset by sales increases for document scanners.

Traditional Strategic Product Groups' Revenues

Segment traditional product sales are primarily comprised of sales of traditional graphics products and other films, paper, media, equipment, archival products, and analog plates. These sales were $126 million for the current quarter compared with $140 million for the prior year quarter, representing a decrease of $14 million, or 10%. The decrease in sales was primarily attributable to declines in analog plates and graphic films as the industry continues to transition to digital.

Gross Profit

Gross profit for the Graphic Communications Group segment was $246 million for the third quarter of 2006 as compared with $230 million in the prior year quarter, representing an increase of $16 million, or 7%. The gross profit margin was 28.0% in the current quarter as compared with 26.0% in the prior year quarter. The increase in the gross profit margin of 2.0 percentage points was primarily attributable to reductions in manufacturing and other costs, which more than offset the impact of increased silver and aluminum commodity costs and contributed approximately 2.1 percentage points to the change in gross profit. The impacts from foreign exchange, volume, and price/mix on gross profit margins were not significant.

Selling, General and Administrative Expenses

SG&A expenses for the Graphic Communications Group segment were $165 million for the third quarter of 2006 as compared with $164 million in the prior year quarter, representing an increase of $1 million, or 1%, and remained constant as a percentage of sales at 19%. Realized cost integration savings were offset by redistribution of corporate costs associated with bringing acquired businesses into the Kodak portfolio.

Research and Development Costs

Third quarter R&D costs for the Graphic Communications Group segment decreased $10 million, or 17%, from $59 million for the third quarter of 2005 to $49 million for the current quarter, and decreased as a percentage of sales from 7% for the third quarter of 2005 to 6% for the current quarter. The year-over-year decrease was primarily driven by savings realized from integration activities, partially offset by the impact of a $12 million purchase accounting credit in the prior year quarter for purchased in-process R&D associated with acquisitions.

Earnings From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

Earnings from continuing operations before interest, other income (charges), net and income taxes for the Graphic Communications Group segment were $31 million in the third quarter of 2006 compared with earnings of $7 million in the third quarter of 2005. This increase in earnings is attributable to the reasons outlined above.

HEALTH GROUP

Worldwide Revenues

Net worldwide sales for the Health Group segment were $597 million for the third quarter of 2006 as compared with $635 million for the prior year quarter, representing a decrease of $38 million, or 6%. The decrease in sales was attributable to volume declines of approximately 6.1 percentage points, primarily driven by the radiology film and digital output SPGs, partially offset by the growth in the digital capture SPG, digital dental SPG, and healthcare information solutions SPG. Unfavorable price/mix reduced third quarter sales by approximately 0.9 percentage points, primarily driven by the digital output SPG. These declines were partially offset by favorable exchange, which increased net sales by approximately 1.0 percentage points.

Net sales in the U.S. were $215 million for the current quarter as compared with $260 million for the third quarter of 2005, representing a decrease of $45 million, or 17%. Net sales outside the U.S. were $382 million for the third quarter of 2006 as compared with $375 million for the prior year quarter, representing an increase of $7 million, or 2%.

Digital Strategic Product Groups' Revenues

Health Group segment digital sales, which include digital output (DryView laser imagers/media and wet laser printers/media), digital capture systems (computed radiography and digital radiography equipment), digital dental systems (practice management software and digital and computed radiography capture equipment), healthcare information solutions (Picture Archiving and Communications Systems (PACS)), Radiology Information Systems (RIS) and Information Management Solutions (IMS), and associated services were $399 million for the current quarter as compared with $409 million for the third quarter of 2005, representing a decrease of $10 million, or 2%. This sales decline was driven by declines in the digital output SPG, partially offset by growth in the digital capture SPG, the digital dental SPG, and the healthcare information solutions SPG.

Traditional Strategic Product Groups' Revenues

Segment traditional product sales, including analog and dental film, equipment, service, and chemistry, were $198 million for the current quarter as compared with $226 million for the third quarter of 2005, representing a decrease of $28 million, or 12%. Sales declines were primarily driven by volume decreases in traditional radiology film products.

Gross Profit

Gross profit for the Health Group segment was $218 million for the third quarter of 2006 as compared with $252 million in the prior year quarter, representing a decrease of $34 million, or 13%. The gross profit margin was 36.5% in the current quarter as compared with 39.7% in the third quarter of 2005. The decrease in the gross profit margin of 3.2 percentage points was principally attributable to increases in manufacturing costs, which decreased gross profit margins by approximately 2.1 percentage points, largely resulting from increased silver costs. Also contributing to this decrease in gross profit margins was unfavorable price/mix, which negatively impacted gross profit margins by approximately 1.0 percentage points primarily driven by the digital output SPG and the digital capture SPG. The impacts from foreign exchange and volume on gross profit margins were not significant.

Selling, General and Administrative Expenses

SG&A expenses for the Health Group segment increased $3 million, or 3%, from $115 million in the third quarter of 2005 to $118 million for the current quarter, and increased as a percentage of sales from 18% in the prior year quarter to 20% in the current year quarter. The increase in SG&A expenses is primarily attributable to $9 million of spending related to the Company's exploration of strategic alternatives for the Health Group, which was announced on May 4, 2006, partially offset by cost reduction activities.

Research and Development Costs

Third quarter R&D costs decreased $7 million, or 18%, from $40 million in the third quarter of 2005 to $33 million, and remained constant as a percentage of sales at 6%. This decline is primarily attributable to planned reductions in R&D spending for the Health Group, specifically in the digital output SPG and the digital capture SPG.

Earnings From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

Earnings from continuing operations before interest, other income (charges), net and income taxes for the Health segment decreased $28 million, or 29%, from $96 million for the prior year quarter to $68 million for the third quarter of 2006 due to the reasons described above.

ALL OTHER

Worldwide Revenues

Net worldwide sales for All Other were $13 million for the third quarter of 2006 as compared with $20 million for the third quarter of 2005, representing a decrease of $7 million, or 35%. Net sales in the U.S. were $8 million for the third quarter of 2006 as compared with $10 million for the prior year quarter, representing a decrease of $2 million, or 20%. Net sales outside the U.S. were $5 million in the third quarter of 2006 as compared with $10 million in the prior year quarter, representing a decrease of $5 million, or 50%.

Loss From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

The loss from continuing operations before interest, other income (charges), net and income taxes for All Other was $48 million in the current quarter as compared with a loss of $61 million in the third quarter of 2005, primarily driven by reductions in R&D spending for the display business.

NET LOSS

The consolidated net loss for the third quarter of 2006 was $37 million, or a loss of $.13 per basic and diluted share, as compared with a net loss for the third quarter of 2005 of $914 million, or a loss of $3.18 per basic and diluted share, representing an increase in earnings of $877 million or 96%. This increase is attributable to the reasons outlined above.

Year to date

RESULTS OF OPERATIONS – CONTINUING OPERATIONS

CONSOLIDATED

Worldwide Revenues

Net worldwide sales were $9,453 million for the nine months ended September 30, 2006 as compared with $10,071 million for the nine months ended September 30, 2005, representing a decrease of $618 million or 6%. The decrease in net sales was primarily due to declines in volumes and unfavorable price/mix, which decreased current period sales by approximately 10.1 and 2.0 percentage points, respectively. The decrease in volumes was primarily driven by declines in the consumer film capture SPG, photofinishing services SPG, and consumer output SPG within the FPG segment; the consumer digital capture SPG within the CDG segment; the digital output SPG and radiology film SPG within the KHG segment; and the traditional consumables SPG within the GCG segment. Unfavorable price/mix was primarily driven by the consumer film capture SPG within the FPG segment, the kiosk SPG and home printing solutions SPG within the CDG segment, and the digital output SPG within the KHG segment. Current period sales were also negatively impacted by foreign exchange, which decreased sales by $32 million or approximately 0.3 percentage points. These decreases were partially offset by the acquisitions of Kodak Polychrome Graphics (KPG) and Creo in the prior year, which together contributed $639 million or approximately 6.3 percentage points of an increase to the current period.

Net sales in the U.S. were $3,750 million for the nine months ended September 30, 2006 as compared with $4,003 million for the prior year period, representing a decrease of $253 million, or 6%. Net sales outside the U.S. were $5,703 million for the current period as compared with $6,068 million for the prior year period, representing a decrease of $365 million, or 6%, which includes the negative impact of foreign currency fluctuations of $32 million, or approximately 1%.

Digital Strategic Product Groups' Revenues

The Company's digital product sales, including new technologies product sales, were $5,272 million for the nine months ended September 30, 2006 as compared with $4,823 million for the prior year period, representing an increase of $449 million, or 9%, primarily driven by the Creo and KPG acquisitions, partially offset by the decline in consumer digital capture and the digital output SPG within the KHG segment. Product sales from new technologies, which are included in digital product sales, were $34 million in the current year period and $39 million in the prior year period.

Traditional Strategic Product Groups' Revenues

Net sales of the Company's traditional products were $4,181 million for the nine months ended September 30, 2006 as compared with $5,248 million for the prior year period, representing a decrease of $1,067 million, or 20%, primarily driven by declines in the consumer film capture SPG, the photofinishing services SPG and the consumer output SPG.

Foreign Revenues

The Company’s operations outside the U.S. are reported in three regions: (1) EAMER, (2) the Asia Pacific region and (3) the Canada and Latin America region. Net sales in the EAMER region were $2,958 million for the first nine months of 2006 as compared with $3,117 million for the first nine months of 2005, representing a decrease of $159 million, or 5%. The decrease in net sales for the period included the unfavorable impact of foreign currency fluctuations of 1%. Net sales in the Asia Pacific region were $1,778 million for the first nine months of 2006 as compared with $1,951 million for the prior year period, representing a decrease of $173 million, or 9%. The decrease in net sales for the period reflected the unfavorable impact of foreign currency fluctuations of 1%. Net sales in the Canada and Latin America region were $967 million in the first nine months of 2006 as compared with $1,000 million for the first nine months of 2005, representing a decrease of $33 million, or 3%. The decrease in net sales for the period included the favorable impact of foreign currency fluctuations of 2%.

Gross Profit

Gross profit was $2,361 million for the nine months ended September 30, 2006 as compared with $2,651 million for the nine months ended September 30, 2005, representing a decrease of $290 million, or 11%. The gross profit margin was 25.0% in the current period as compared with 26.3% in the prior year period. The 1.3 percentage point decrease was primarily attributable to increased manufacturing costs, primarily driven by additional depreciation due to asset useful life changes made during the third quarter of 2005 and higher silver prices, partially offset by favorable cost reductions, which in total reduced gross profit margins by approximately 1.1 percentage points. Declines due to volume, driven primarily by the consumer film capture SPG, reduced gross profit margins by approximately 0.6 percentage points. Foreign exchange also decreased gross profit margins by approximately 0.2 percentage points. These decreases were partially offset by the KPG and Creo acquisitions, which favorably impacted gross profit margins by approximately 0.5 percentage points, and by positive price/mix. Improvements in price/mix, which positively impacted gross profit margins by approximately 0.1 percentage points, were primarily attributable to the year-over-year increase in royalty income related to digital capture.

Selling, General and Administrative Expenses

SG&A expenses were $1,794 million for the nine months ended September 30, 2006 as compared with $1,901 million for the prior year period, representing a decrease of $107 million, or 6%. SG&A as a percentage of sales remained constant at 19%. The absolute dollar decrease in SG&A is primarily attributable to declines in advertising spending, reduction in selling expenses, and lower employee benefit costs resulting from ongoing Company-wide cost reduction initiatives.

Research and Development Costs

R&D costs were $540 million for the nine months ended September 30, 2006 as compared with $680 million for the nine months ended September 30, 2005, representing a decrease of $140 million, or 21%. R&D as a percentage of sales was 6% for the current period as compared with the prior year period of 7%. This decrease was primarily driven by: (1) write-offs in the prior period of purchased in-process R&D associated with acquisitions made during the nine months ended September 30, 2005 of $54 million, (2) lower R&D spending related to the display business, and (3) significant spending reductions related to traditional products and services. These decreases were partially offset by additional R&D expense in the current period of $29 million associated with the Creo and KPG acquired businesses.

Restructuring Costs and Other

Restructuring costs and other were $451 million for the nine months ended September 30, 2006 as compared with $531 million for the nine months ended September 30, 2005, representing a decrease of $80 million or 15%. These costs, as well as the restructuring-related costs reported in cost of goods sold, are discussed in further detail under "RESTRUCTURING COSTS AND OTHER" below.

Loss From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

The loss from continuing operations before interest, other income (charges), net and income taxes for the nine months ended September 30, 2006 was $424 million as compared with a loss of $461 million for the nine months ended September 30, 2005, representing an increase in earnings of $37 million. This change is attributable to the reasons described above.

Interest Expense

Interest expense for the nine months ended September 30, 2006 was $202 million as compared with $144 million for the prior year period, representing an increase of $58 million, or 40%. Higher interest expense is primarily attributable to increased levels of debt associated with the prior year acquisitions of KPG and Creo, and higher interest rates.

Other Income (Charges), Net

The other income (charges), net component includes principally investment income, income and losses from equity investments, gains and losses on the sales of assets and investments and foreign exchange gains and losses. Other income for the current year period was $82 million as compared with other charges of $11 million for the prior year period. The increase of $93 million is primarily attributable to fluctuations in gains/losses on foreign exchange, which resulted in a year-over-year increase in other income of $29 million, and a year-over-year increase in interest income of $26 million. Also contributing to the year-over-year increase were $43 million of gains on property and asset sales related to focused cost reduction actions. Partially offsetting these increases to other income were impairment charges of $11 million in the current year period related to assets sold or held for sale.

Loss From Continuing Operations Before Income Taxes

The loss from continuing operations before income taxes for the nine months ended September 30, 2006 was $544 million as compared with a loss of $616 million for the nine months ended September 30, 2005, representing an increase in earnings of $72 million. This change is attributable to the reasons described above.

Income Tax Provision

For the nine months ended September 30, 2006, the Company recorded a provision of $73 million on a pre-tax loss of $544 million, representing an effective rate of (13.4)%. The difference of $263 million between the recorded provision of $73 million and the benefit of $190 million that would result from applying the U.S. statutory rate of 35.0% is outlined below.

For the nine months ended September 30, 2005, the Company recorded a provision of $601 million on a pre-tax loss of $616 million, representing an effective rate of (97.6)%. The difference of $817 million between the recorded provision of $601 million and the benefit of $216 million that would result from applying the U.S. statutory rate of 35.0% is outlined below.

		9 Months Ended	9 Months Ended
		September 30,	September 30,
(dollars in millions)		2006	2005
•	The ongoing impact of not providing any tax benefit on the losses incurred in the U.S., partially offset by the impact of the pre-tax earnings outside the U.S. being generated in jurisdictions with a net effective tax rate that is lower than the U.S. statutory rate. The Company recorded the write-down of its net deferred assets in the U.S. resulting from the Company's assessment of the realizability of the net deferred assets as of and for the nine months ended September 30, 2005.	$62	$(126)

•	The Company recorded discrete pre-tax charges for restructuring, asset impairments, a legal settlement charge and asset gains/losses totaling $659 million in the nine months ended September 30, 2006, relating to which the Company recorded a tax benefit of $65 million. This benefit differs from the benefit that would have resulted using the U.S. statutory rate of $230 million due to the fact that the restructuring charges recorded in the U.S. have not been benefited, combined with the fact that the charges recorded outside the U.S. have been incurred in jurisdictions that have a net tax rate that is lower than the U.S. statutory rate.	165	—

•	The Company recorded discrete pre-tax charges for restructuring, asset impairments, property sales due to focused cost reductions, a prior period land donation and in-process R&D charges totaling $873 million in the nine months ended September 30, 2005, relating to which the Company recorded a tax benefit of $91 million. This benefit differs from the benefit that would have resulted using the U.S. statutory rate of $305 million due to the fact that the restructuring charges recorded outside the U.S. have been incurred in jurisdictions that have a net tax rate that is lower than the U.S. statutory rate.	—	214

•	The Company recorded discrete tax charges in the nine months ended September 30, 2006 relating primarily to purchase accounting, tax rate changes and impacts from the ongoing tax audits with respect to open tax years. The tax charge of $36 million in the nine months ended September 30, 2006 includes a charge of $20 million relating to the finalization of the Creo purchase accounting and related changes to the allocation of the purchase price to the respective tax jurisdictions. Due to changes in the allocation of the purchase price between the U.S. and other countries, the finalization of the purchase accounting had a $20 million impact on the valuation allowance in the U.S.	36	—

•	The Company recorded discrete tax charges in the nine months ended September 30, 2005 relating primarily to tax rate changes, the establishment of a valuation allowance against deferred tax assets in the U.S. and other foreign jurisdictions, and the planned remittance of earnings from subsidiary companies outside the U.S. and other tax subsidiary companies outside the U.S. and other tax adjustments.	—	729
Total tax provision difference resulting from the Company’s effective tax rate vs. the U.S. statutory rate		$263	$817

The Company’s effective tax rate will change throughout 2006 primarily as a result of: (1) the mix of losses generated within the U.S., which will not be benefited, and the earnings that will be generated outside the U.S., (2) the tax impacts of the Company’s ongoing restructuring activity under its 2004-2007 Restructuring Program, which will be based on the specific tax jurisdictions in which those charges are incurred, and (3) other nonrecurring, discrete factors.

On October 3, 2006, the Company filed a claim for a federal tax refund of approximately $650 million related to a 1994 loss recognized on the sale of a subsidiary stock that was disallowed at that time under Internal Revenue Service (IRS) regulations. Since that time, the IRS has issued new regulations that serve as the basis for this refund claim. Due to the uncertainty of the claim, the Company, in accordance with its accounting policies, has not recorded a tax benefit related to this refund claim.

Loss From Continuing Operations

The loss from continuing operations for the nine months ended September 30, 2006 was $617 million, or $2.15 per basic and diluted share, as compared with a loss from continuing operations for the nine months ended September 30, 2005 of $1,217 million, or $4.23 per basic and diluted share, representing an increase in earnings of $600 million. This change is attributable to the reasons described above.

CONSUMER DIGITAL IMAGING GROUP

Worldwide Revenues

Net worldwide sales for the Consumer Digital Imaging Group (CDG) segment were $1,766 million for the nine months ended September 30, 2006 as compared with $1,883 million for the nine months ended September 30, 2005, representing a decrease of $117 million, or 6%. The decrease in net sales was comprised of: (1) declines related to negative price/mix, which reduced net sales by approximately 4.5 percentage points, driven primarily by the kiosk SPG and the home printing solutions SPG, and (2) lower volumes, which decreased sales by approximately 1.7 percentage points, driven primarily by declines in the consumer digital capture SPG. Foreign exchange did not have a significant impact on net sales.

CDG segment net sales in the U.S. were $1,054 million for the current year period as compared with $1,095 million for the prior year period, representing a decrease of $41 million, or 4%. CDG segment net sales outside the U.S. were $712 million for the current year period as compared with $788 million for the prior year period, representing a decrease of $76 million, or 10%.

Net worldwide sales of consumer digital capture products, which include consumer digital cameras, accessories, memory products, imaging sensors, and intellectual property royalties, decreased 11% in the nine months ended September 30, 2006 as compared with the prior year period, primarily reflecting volume decreases. Year to date through August, the Company remains in the top three market position, in both the U.S. and worldwide, for consumer digital cameras.

Net worldwide sales of picture maker kiosks/media (the kiosk SPG) increased 6% in the nine months ended September 30, 2006 as compared with the nine months ended September 30, 2005, as a result of significant volume increases, partially offset by negative price/mix.

Net worldwide sales of the home printing solutions SPG, which includes inkjet photo paper and printer docks/media, decreased 6% in the current year period as compared with the prior year period, driven by negative price/mix and unfavorable foreign exchange, partially offset by volume increases. On a year to date basis through August, the Company's printer dock product continues to maintain a leading market share position in the U.S.

Gross Profit

Gross profit for the CDG segment was $352 million for the nine months ended September 30, 2006 as compared with $351 million for the prior year period, representing an increase of $1 million or less than 1%. The gross profit margin was 19.9% in the current year period as compared with 18.6% in the prior year period. The 1.3 percentage point increase was primarily attributable to improvements in price/mix, which impacted gross profit margins by approximately 3.5 percentage points, mainly due to a non-recurring extension and amendment to an existing license arrangement during the current quarter. This increase was partially offset by increased manufacturing costs, which reduced gross profit margins by approximately 1.9 percentage points, and foreign exchange, which negatively impacted gross profit margins by approximately 0.2 percentage points.

Selling, General and Administrative Expenses

SG&A expenses for the CDG segment decreased $15 million, or 4%, from $386 million in the nine months ended September 2005 to $371 million in the current year period, and remained constant as a percentage of sales at 21%. This decrease was primarily driven by a $13 million reduction in advertising costs.

Research and Development Costs

R&D costs for the CDG segment decreased $6 million, or 4%, from $136 million in the nine months ended September 30, 2005 to $130 million in the current year period and remained constant as a percentage of sales at 7%.

Loss From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

The loss from continuing operations before interest, other income (charges), net and income taxes for the CDG segment was $149 million in the nine months ended September 30, 2006 compared with a loss of $171 million in the nine months ended September 30, 2005, representing an increase in earnings of $22 million or 13%, as a result of the factors described above.

FILM AND PHOTOFINISHING SYSTEMS GROUP

Worldwide Revenues

Net worldwide sales for the Film and Photofinishing Systems Group (FPG) segment were $3,143 million for the nine months ended September 30, 2006 as compared with $4,124 million for the nine months ended September 30, 2005, representing a decrease of $981 million, or 24%. The decrease in net sales was comprised of lower volumes driven primarily by declines in the consumer film capture SPG, the consumer output SPG, and the photofinishing services SPG, which decreased third quarter sales by approximately 21.5 percentage points, and declines related to negative price/mix, driven primarily by the consumer film capture SPG, which reduced net sales by approximately 2.1 percentage points. Unfavorable foreign exchange also decreased net sales by approximately 0.2 percentage points.

FPG segment net sales in the U.S. were $1,025 million for the current year period as compared with $1,359 million for the nine months ended September 30, 2005, representing a decrease of $334 million, or 25%. FPG segment net sales outside the U.S. were $2,118 million for the nine months ended September 30, 2006 as compared with $2,765 million for the prior year period, representing a decrease of $647 million, or 23%.

Net worldwide sales of the consumer film capture SPG, including consumer roll film (35mm and APS film), one-time-use cameras (OTUC), professional films, reloadable traditional film cameras and batteries/videotape, decreased 30% in the nine months ended September 30, 2006 as compared with the nine months ended September 30, 2005, primarily reflecting industry volume declines.

Net worldwide sales for the consumer and professional output SPGs, which include color negative paper and photochemicals, decreased 22% in the nine months ended September 30, 2006 as compared with the nine months ended September 30, 2005, primarily reflecting volume declines and negative price/mix. The volume declines are largely driven by the substantial reduction of direct sales of minilab equipment, which began in the third quarter of 2005, as the Company has shifted its focus to providing minilab services.

Net worldwide sales for the photofinishing services SPG, which includes equipment and photofinishing services at retail on-site and Qualex in the U.S. and CIS (Consumer Imaging Services) outside the U.S., decreased 46% in the nine months ended September 30, 2006 as compared with the nine months ended September 30, 2005, reflecting continuing volume declines in the development and processing of consumer films.

Net worldwide sales for the entertainment imaging SPGs, including origination and print films for the entertainment industry decreased 3%, primarily reflecting origination film volume declines and negative price/mix for print films. These results also reflect more conservative motion picture release strategies by major studios including the maturation of industry practice regarding simultaneous worldwide releases of major feature films.

Gross Profit

Gross profit for the FPG segment was $825 million for the nine months ended September 30, 2006 as compared with $1,297 million for the prior year period, representing a decrease of $472 million or 36%. The gross profit margin was 26.2% in the current year period as compared with 31.5% in the prior year period. The 5.3 percentage point decrease was primarily attributable to increased depreciation expense principally due to asset useful life changes in third quarter 2005 and higher silver costs, which together reduced gross profit margins by approximately 4.5 percentage points. Volume decreases negatively impacted gross profit margins by approximately 0.6 percentage points. The impacts of price/mix and foreign exchange on gross profit margins were not significant.

Selling, General and Administrative Expenses

SG&A expenses for the FPG segment decreased $224 million, or 30%, from $739 million in the nine months ended September 30, 2005 to $515 million in the current year period, and decreased as a percentage of sales from 18% in the prior year period to 16% in the current year period. The decline in SG&A was attributable to ongoing Company-wide cost reduction initiatives.

Research and Development Costs

R&D costs for the FPG segment decreased $40 million, or 58%, from $69 million in the nine months ended September 30, 2005 to $29 million in the current year period and decreased as a percentage of sales from 2% in the prior year period to 1% in the current year period. The decrease in R&D was primarily attributable to significant reductions in spending related to traditional products and services.

Earnings From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

Earnings from continuing operations before interest, other income (charges), net and income taxes for the FPG segment were $281 million in the nine months ended September 30, 2006 compared with earnings of $489 million in the nine months ended September 30, 2005, representing a decrease of $208 million or 43%, largely resulting from the decrease in sales in the current period, higher silver prices, and the impacts of asset useful life changes that were made in the third quarter of 2005.

GRAPHIC COMMUNICATIONS GROUP

The Graphic Communications Group (GCG) segment serves a variety of customers in the in-plant, data center, commercial printing, packaging, newspaper and digital service bureau markets with a range of software, consumables, and hardware products that provide customers with a range of solutions for prepress, traditional and digital printing, and document scanning and multi-vendor IT services.

On April 1, 2005, the Company became the sole owner of KPG through the redemption of Sun Chemical Corporation's 50 percent interest in the KPG joint venture. Under the terms of the transaction, the Company redeemed all of Sun Chemical's shares in KPG by providing $317 million in cash at closing and by entering into two notes payable arrangements, one that will be payable within the U.S. (the U.S. note) and one that will be payable outside of the U.S. (the non-U.S. note), that will require principal and interest payments of $200 million in the third quarter of 2006, and $50 million annually from 2008 through 2013. The total payments due under the U.S. note and the non-U.S. note are $100 million and $400 million, respectively. The aggregate fair value of these notes payable arrangements of approximately $395 million as of the acquisition date was recorded as long-term debt in the Company's Consolidated Statement of Financial Position.

On June 15, 2005, the Company completed the acquisition of Creo Inc. (Creo), a premier supplier of prepress and workflow systems used by commercial printers around the world. The Company paid $954 million (excluding approximately $11 million in transaction related costs), or $16.50 per share, for all of the outstanding shares of Creo. The Company used its bank lines to initially fund the acquisition, which has been refinanced with a term loan under the Company's Secured Credit Agreement.

During the second quarter of 2006, the Company indicated that, as a result of ongoing integration of acquisitions within the Graphic Communications Group, it had become increasingly difficult to report results by the discrete businesses that were acquired. Therefore, beginning with the current quarter, results for the GCG segment are reported using the following SPG structure:

•	Digital Prepress Consumables – digital plates, chemistry, media and services

•	NexPress Color – equipment, consumables and services for NexPress color products, and direct image press equipment

•	Commercial Inkjet Printing Solutions – Versamark equipment, consumables and service

•	Workflow and Prepress – workflow software, output devices, proofing equipment, and services

•	Other Digital – electrophotographic black and white equipment and consumables, document scanners and services, wide-format inkjet, imaging services

•	Traditional – analog plates, graphics and other films, paper, media equipment, archival products

Worldwide Revenues

Net worldwide sales for the Graphic Communications Group segment were $2,658 million for the nine months ended September 30, 2006 as compared with $2,048 million for the prior year period, representing an increase of $610 million, or 30%. The increase in net sales was primarily due to the KPG and Creo acquisitions in 2005, which together contributed $639 million or approximately 31.2 percentage points to the year-over-year increase in sales. Also contributing to the increase in net sales were volume increases, largely attributable to the digital prepress consumables SPG and NexPress color SPG, which increased net sales by approximately 0.2 percentage points. These increases were partially offset by: (1) unfavorable price/mix, primarily driven by the workflow and prepress SPG, which decreased sales by approximately 1.1 percentage points, and (2) unfavorable foreign exchange, which negatively impacted net sales by approximately 0.5 percentage points.

Net sales in the U.S. were $941 million for the current year period as compared with $738 million for the prior year period, representing an increase of $203 million, or 28%. Net sales outside the U.S. were $1,717 million in the nine months ended September 30, 2006 as compared with $1,310 million for the prior year period, representing an increase of $407 million, or 31%.

Digital Strategic Product Groups' Revenues

The Graphic Communications Group segment digital product sales are comprised of the digital prepress consumables SPG; NexPress color SPG; commercial inkjet printing solutions SPG; workflow and prepress systems SPG; and other digital SPG.

Digital product sales for the Graphic Communications Group segment were $2,250 million for the nine months ended September 30, 2006 as compared with $1,652 million for the prior year period, representing an increase of $598 million, or 36%. The increase in digital product sales was primarily attributable to the acquisitions of KPG and Creo in prior year, which generated revenues in the workflow and prepress SPG and the digital prepress consumables SPG.

Net worldwide sales for the NexPress color SPG increased 45% driven by strong volume increases. Sales from NexPress color equipment and consumables increased 52% from the prior year period, while direct image press equipment sales declined 13% year-over-year. The installed base of digital production color presses continues to grow, with total page volumes increasing 65% in the current year period versus the prior year period, leading to an increase in consumables sales of 57%.

Net worldwide sales of commercial inkjet printing solutions increased 6% year-over-year, reflecting volume increases, partially offset by negative price/mix.

Net worldwide sales of other digital products and services decreased 7% year-over-year, primarily driven by volume declines. Sales declines for electrophotographic black and white equipment and consumables, and wide-format inkjet, were partially offset by sales increases for document scanners.

Traditional Strategic Product Groups' Revenues

Segment traditional product sales are primarily comprised of sales of traditional graphics products and other films, paper, media, equipment and analog plates. These sales were $408 million for the current year period compared with $396 million for the prior year period, representing an increase of $12 million, or 3%. The increase in sales was primarily attributable to the acquisition of KPG in the prior year.

Gross Profit

Gross profit for the Graphic Communications Group segment was $754 million for the nine months ended September 30, 2006 as compared with $527 million in the prior year period, representing an increase of $227 million, or 43%. The gross profit margin was 28.4% in the current year period as compared with 25.7% in the prior year period. The increase in the gross profit margin of 2.7 percentage points was primarily attributable to: (1) reductions in manufacturing and other costs, which increased gross profit margins by approximately 1.9 percentage points, and (2) the acquisitions of Creo and KPG, which increased gross profit margins by approximately 0.9 percentage points. The impacts from price/mix and foreign exchange on gross profit margins were not significant.

Selling, General and Administrative Expenses

SG&A expenses for the Graphic Communications Group segment were $521 million for the nine months ended September 30, 2006 as compared with $388 million in the prior year period, representing an increase of $133 million, or 34%, and increased as a percentage of sales from 19% in the prior year period to 20% in the current year period. The increase in SG&A is primarily attributable to $150 million of SG&A costs associated with the acquired KPG and Creo businesses, partially offset by integration synergies.

Research and Development Costs

R&D costs for the nine months ended September 30, 2006 for the Graphic Communications Group segment decreased $60 million, or 29%, from $208 million for the nine months ended September 30, 2005 to $148 million for the current year period, and decreased as a percentage of sales from 10% for the nine months ended September 30, 2005 to 6% for the current year period. The decrease was primarily driven by $52 million of write-offs in the prior year period for purchased in-process R&D associated with acquisitions, and was also driven by integration synergies and reduced spending on other GCG products. These decreases were partially offset by increased R&D costs associated with the acquired businesses of $29 million.

Earnings (Loss) From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

Earnings from continuing operations before interest, other income (charges), net and income taxes for the Graphic Communications Group segment were $84 million in the nine months ended September 30, 2006 compared with a loss of $69 million in the nine months ended September 30, 2005. This increase in earnings is attributable to the reasons outlined above.

HEALTH GROUP

Worldwide Revenues

Net worldwide sales for the Health Group segment were $1,837 million for the nine months ended September 30, 2006 as compared with $1,955 million for the prior year period, representing a decrease of $118 million, or 6%. The decrease in sales was attributable to decreases in volume of approximately 4.7 percentage points, primarily driven by the digital output and radiology film SPG, partially offset by the growth in the digital capture, digital dental, and healthcare information SPGs. Unfavorable price/mix reduced sales by approximately 0.7 percentage points, primarily driven by the digital capture SPG and digital output SPG, partially offset by price/mix improvements in the digital dental SPG. Additionally, unfavorable foreign exchange negatively impacted sales by approximately 0.6 percentage points.

Net sales in the U.S. were $692 million for the current year period as compared with $778 million for the nine months ended September 30, 2005, representing a decrease of $86 million, or 11%. Net sales outside the U.S. were $1,145 million for the nine months ended September 30, 2006 as compared with $1,177 million for the prior year period, representing a decrease of $32 million, or 3%, which includes a decline of 1% from the unfavorable impact of exchange.

Digital Strategic Product Groups' Revenues

Health Group segment digital sales, which include digital output (DryView laser imagers/media and wet laser printers/media), digital capture systems (computed radiography and digital radiography equipment), digital dental systems (practice management software and digital and computed radiography capture equipment), healthcare information solutions (Picture Archiving and Communications Systems (PACS)), Radiology Information Systems (RIS) and Information Management Solutions (IMS), and associated services were $1,221 million for the current year period as compared with $1,249 million for the nine months ended September 30, 2005, representing a decrease of $28 million, or 2%. This sales decline was driven by lower revenues in the digital output SPG, partially offset by growth in the digital capture SPG, digital dental SPG, and healthcare information solutions SPG.

Traditional Strategic Product Groups' Revenues

Segment traditional product sales, including analog and dental film, equipment, service, and chemistry, were $616 million for the current year period as compared with $706 million for the nine months ended September 30, 2005, representing a decrease of $90 million, or 13%. This decline was largely driven by declines in traditional radiology film sales.

Gross Profit

Gross profit for the Health Group segment was $663 million for the nine months ended September 30, 2006 as compared with $765 million in the prior year period, representing a decrease of $102 million, or 13%. The gross profit margin was 36.1% in the current year period as compared with 39.1% in the prior year period. The decrease in the gross profit margin of 3.0 percentage points was principally attributable to: (1) unfavorable price/mix, which negatively impacted gross profit margins by 2.0 percentage points primarily driven by the digital output SPG and digital capture SPG, and (2) an increase in manufacturing cost, which decreased gross profit margins by 0.8 percentage points, primarily reflecting higher silver and raw material costs. The impacts of volume and foreign exchange on gross profit margin were not significant.

Selling, General and Administrative Expenses

SG&A expenses for the Health Group segment increased $8 million, or 2%, from $357 million in the nine months ended September 30, 2005 to $365 million for the current year period, and increased as a percentage of sales from 18% in the prior year period to 20% in the current year period. The increase in SG&A expenses is primarily attributable to $19 million of costs related to the exploration of strategic alternatives for the Health Group, which was announced on May 4, 2006, partially offset by a favorable legal settlement in the second quarter of 2006 and other cost reductions.

Research and Development Costs

R&D costs for the nine months ended September 30, 3006 decreased $17 million, or 14%, from $124 million in the nine months ended September 30, 2005 to $107 million, and remained constant as a percentage of sales at 6%. This decrease was primarily driven by cost reduction actions implemented in March 2006, which have been primarily focused on the digital output and digital capture SPGs, to reduce overall R&D spending for the Health Group. The year-over-year decrease was also partially due to the write-off of $2 million of purchased in-process R&D in the first quarter of 2005 related to the acquisition of OREX Computed Radiography Ltd.

Earnings From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

Earnings from continuing operations before interest, other income (charges), net and income taxes for the Health segment decreased $91 million, or 32%, from $283 million for the prior year period to $192 million for the nine months ended September 30, 2006 due to the reasons described above.

ALL OTHER

Worldwide Revenues

Net worldwide sales for All Other were $49 million for the nine months ended September 30, 2006 as compared with $61 million for the nine months ended September 30, 2005, representing a decrease of $12 million, or 20%. Net sales in the U.S. were $38 million for the nine months ended September 30, 2006 as compared with $33 million for the prior year period, representing an increase of $5 million, or 15%. Net sales outside the U.S. were $11 million in the nine months ended September 30, 2006 as compared with $28 million in the prior year period, representing a decrease of $17 million, or 61%.

Loss From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

The loss from continuing operations before interest, other income (charges), net and income taxes for All Other was $142 million in the current year period as compared with a loss of $170 million in the nine months ended September 30, 2005, primarily driven reductions in R&D spending for the display business.

NET LOSS

The consolidated net loss for the nine months ended September 30, 2006 was $617 million, or a loss of $2.15 per basic and diluted share, as compared with a net loss for the nine months ended September 30, 2005 of $1,215 million, or a loss of $4.22 per basic and diluted share, representing an increase in earnings of $598 million or 49%. This increase is attributable to the reasons outlined above.

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

In connection with its announcement relating to the extended "2004-2007 Restructuring Program," the Company has provided estimates with respect to (1) the number of positions to be eliminated, (2) the facility square footage reduction, (3) the reduction in its traditional manufacturing infrastructure, (4) the total restructuring charges to be incurred, (5) incremental annual savings, and (6) incremental cash charges associated with these actions.

The actual charges for initiatives under this program are recorded in the period in which the Company commits to formalized restructuring plans or executes the specific actions contemplated by the program and all criteria for restructuring charge recognition under the applicable accounting guidance have been met.

Restructuring Programs Summary

The activity in the accrued restructuring balances and the non-cash charges incurred in relation to all of the restructuring programs described below were as follows for the third quarter of 2006:

						Other
	Balance					Adjustments	Balance
	June 30,	Costs		Cash	Non-cash	and	Sept. 30,
(in millions)	2006	Incurred	Reversals	Payments	Settlements	Reclasses (1)	2006
2004-2007 Restructuring Program:
Severance reserve	$280	$97	$—	$ (90)	$—	$13	$300
Exit costs reserve	29	14	—	(21)	—	2	24
Total reserve	$309	$111	$—	$(111)	$—	$15	$324
Long-lived asset impairments
and inventory write-downs	$—	$28	$—	$—	$(28)	$—	$—
Accelerated depreciation	$—	$73	$—	$—	$(73)	$—	$—
Pre-2004 Restructuring Programs:
Severance reserve	$—	$—	$	$—	$—	$—	$—
Exit costs reserve	12	—	—	(1)	—	—	11
Total reserve	$12	$—	$—	$(1)	$—	$—	$11
Total of all
restructuring programs	$321	$212	$—	$(112)	$(101)	$15	$335

____________________

(1)	The total restructuring charges of $212 million include: (1) pension and other postretirement charges and credits for curtailments, settlements and special termination benefits, and (2) environmental remediation charges that resulted from the Company’s ongoing restructuring actions. However, because the impact of these charges and credits relate to the accounting for pensions, other postretirement benefits, and environmental remediation costs, the related impacts on the Consolidated Statement of Financial Position are reflected in their respective components as opposed to within the accrued restructuring balances at September 30, 2006. Accordingly, the Other Adjustments and Reclasses column of the table above includes: (1) reclassifications to Other long-term assets and Pension and other postretirement liabilities for the position elimination-related impacts on the Company's pension and other postretirement employee benefit plan arrangements, including net curtailment gains, settlement losses, and special termination benefits of $11 million, and (2) reclassifications to Other long-term liabilities for the restructuring-related impacts on the Company's environmental remediation liabilities of $2 million. Additionally, the Other Adjustments and Reclasses column of the table above includes foreign currency translation adjustments of $2 million, which are reflected in Accumulated other comprehensive loss in the Consolidated Statement of Financial Position.

The costs incurred, which total $212 million for the three months ended September 30, 2006, include $73 million and $2 million of charges related to accelerated depreciation and inventory write-downs, respectively, that were reported in cost of goods sold in the accompanying Consolidated Statement of Operations for the three months ended September 30, 2006. The remaining costs incurred of $137 million were reported as restructuring costs and other in the accompanying Consolidated Statement of Operations for the three months ended September 30, 2006. The severance costs and exit costs require the outlay of cash, while long-lived asset impairments, accelerated depreciation and inventory write-downs represent non-cash items.

2004-2007 Restructuring Program

The Company announced on January 22, 2004 that it planned to develop and execute a comprehensive cost reduction program throughout the 2004 to 2006 timeframe. The objective of these actions is to achieve a business model appropriate for the Company's traditional businesses, and to sharpen the Company's competitiveness in digital markets.

The Program was expected to result in total charges of $1.3 billion to $1.7 billion over the three-year period, of which $700 million to $900 million are related to severance, with the remainder relating to the disposal of buildings and equipment. Overall, the Company's worldwide facility square footage was expected to be reduced by approximately one-third. Approximately 12,000 to 15,000 positions worldwide were expected to be eliminated through these actions primarily in global manufacturing, selected traditional businesses and corporate administration.

On July 20, 2005, the Company announced that it would extend the restructuring activity, originally announced in January 2004, as part of its efforts to accelerate its digital transformation and to respond to a faster-than-expected decline in consumer film sales. As a result of this announcement, the overall restructuring program was renamed the “2004-2007 Restructuring Program.” Under the 2004-2007 Restructuring Program, the Company expected to increase the total employment reduction to a range of 22,500 to 25,000 positions, and to reduce its traditional manufacturing infrastructure to approximately $1 billion, compared with $2.9 billion as of December 31, 2004. These changes were expected to increase the total charges under the Program to a range of $2.7 billion to $3.0 billion. Based on the actual actions taken through the end of the third quarter of 2006 under this Program and an understanding of the estimated remaining actions to be taken, the Company expects that the employment reductions and total charges under this Program will be within the ranges of 25,000 to 27,000 positions and $3.0 billion to $3.4 billion, respectively, as indicated in the second quarter 2006 Form 10-Q. When essentially completed in 2007, the activities under this Program will result in a business model consistent with what is necessary to compete profitably in digital markets.

The Company implemented certain actions under the Program during the third quarter of 2006. As a result of these actions, the Company recorded charges of $139 million in the third quarter of 2006, which were composed of severance, long-lived asset impairments, exit costs and inventory write-downs of $97 million, $26 million, $14 million and $2 million, respectively. The severance costs related to the elimination of approximately 1,650 positions, including approximately 800 manufacturing, 600 administrative, and 250 research and development positions. The geographic composition of the positions to be eliminated includes approximately 1,050 in the United States and Canada and 600 throughout the rest of the world. The reduction of the 1,650 positions and the $111 million charges for severance and exit costs are reflected in the 2004-2007 Restructuring Program table below. The $26 million charge in the third quarter and the $72 million year-to-date charge for long-lived asset impairments were included in restructuring costs and other in the accompanying Consolidated Statement of Operations for the three and nine months ended September 30, 2006, respectively. The charges taken for inventory write-downs of $2 million and $8 million were reported in cost of goods sold in the accompanying Consolidated Statement of Operations for the three and nine months ended September 30, 2006, respectively.

As a result of initiatives implemented under the 2004-2007 Restructuring Program, the Company recorded $73 million and $227 million of accelerated depreciation on long-lived assets in cost of goods sold in the accompanying Consolidated Statement of Operations for the three and nine months ended September 30, 2006, respectively. The accelerated depreciation relates to long-lived assets accounted for under the held and used model of SFAS No. 144. The third quarter amount of $73 million relates to $70 million of manufacturing facilities and equipment, $2 million of photofinishing facilities and equipment, and $1 million of administrative facilities and equipment that will be used until their abandonment. The year-to-date amount of $227 million relates to $6 million of photofinishing facilities and equipment, $219 million of manufacturing facilities and equipment, and $2 million of administrative facilities and equipment that will be used until their abandonment. The Company will incur approximately $59 million of accelerated depreciation for the remainder of 2006 as a result of the initiatives already implemented under the 2004-2007 Restructuring Program.

Under this Program, on a life-to-date basis as of September 30, 2006, the Company has recorded charges of $2,647 million, which was composed of severance, long-lived asset impairments, exit costs, inventory write-downs, and accelerated depreciation of $1,243 million, $334 million, $236 million, $64 million, and $770 million, respectively. The severance costs related to the elimination of approximately 22,200 positions, including approximately 6,025 photofinishing, 10,300 manufacturing, 1,325 research and development and 4,550 administrative positions.

The following table summarizes the activity with respect to the charges recorded in connection with the focused cost reduction actions that the Company has committed to under the 2004-2007 Restructuring Program and the remaining balances in the related reserves at September 30, 2006:

					Long-lived Asset
			Exit		Impairments
	Number of	Severance	Costs		and Inventory	Accelerated
(dollars in millions)	Employees	Reserve	Reserve	Total	Write-downs	Depreciation
2004 charges	9,625	$418	$99	$517	$157	$152
2004 reversals	—	(6)	(1)	(7)	—	—
2004 utilization	(5,175)	(169)	(47)	(216)	(157)	(152)
2004 other adj. & reclasses	—	24	(15)	9	—	—
Balance at 12/31/04	4,450	267	36	303	—	—
2005 charges	8,125	497	84	581	161	391
2005 reversals	—	(3)	(6)	(9)	—	—
2005 utilization	(10,225)	(377)	(95)	(472)	(161)	(391)
2005 other adj. & reclasses	—	(113)	4	(109)	—	—
Balance at 12/31/05	2,350	271	23	294	—	—
Q1, 2006 charges	1,175	90	19	109	38	82
Q1, 2006 reversals	—	(1)	—	(1)	—	—
Q1, 2006 utilization	(1,425)	(97)	(14)	(111)	(38)	(82)
Q1, 2006 other adj. & reclasses	—	6	1	7	—	—
Balance at 03/31/06	2,100	269	29	298	—	—
Q2, 2006 charges	1,625	141	20	161	14	72
Q2, 2006 reversals	—	—	(1)	(1)	—	—
Q2, 2006 utilization	(1,300)	(118)	(15)	(133)	(14)	(72)
Q2, 2006 other adj. & reclasses	—	(12)	(4)	(16)	—	—
Balance at 06/30/06	2,425	280	29	309	—	—
Q3, 2006 charges	1,650	97	14	111	28	73
Q3, 2006 utilization	(1,075)	(90)	(21)	(111)	(28)	(73)
Q3, 2006 other adj. & reclasses	—	13	2	15	—	—
Balance at 09/30/06	3,000	$300	$24	$324	$—	$—

As a result of the initiatives already implemented under the 2004-2007 Restructuring Program, severance payments will be paid during periods through 2008 since, in many instances, the employees whose positions were eliminated can elect or are required to receive their payments over an extended period of time. Most exit costs have been paid or will be paid during 2006. However, certain costs, such as long-term lease payments, will be paid over periods after 2006.

The charges of $212 million recorded in the third quarter of 2006 included $36 million applicable to the Film and Photofinishing Systems Group segment, $16 million applicable to the Consumer Digital Imaging Group segment, $6 million applicable to the Graphic Communications Group segment, and $3 million applicable to the Health Group segment. The balance of $151 million was applicable to manufacturing, research and development, and administrative functions, which are shared across all segments.

The restructuring actions implemented during the third quarter of 2006 under the 2004-2007 Restructuring Program are expected to generate future annual cost savings of approximately $122 million, of which approximately $120 million represents future annual cash savings. These cost savings began to be realized by the Company beginning in the third quarter of 2006, and are expected to be fully realized by the end of 2007 as most of the actions and severance payouts are completed. These total cost savings are expected to reduce future cost of goods sold, SG&A, and R&D expenses by approximately $52 million, $46 million, and $24 million, respectively.

Based on all of the actions taken to date under the 2004-2007 Restructuring Program, the program is expected to generate annual cost savings of approximately $1,312 million, including annual cash savings of $1,260 million, as compared with pre-program levels. The Company began realizing these savings in the second quarter of 2004, and expects the savings to be fully realized by the end of 2007 as most of the actions and severance payouts are completed. These total cost savings are expected to reduce cost of goods sold, SG&A, and R&D expenses by approximately $855 million, $326 million, and $131 million, respectively.

The above savings estimates are based primarily on objective data related to the Company's severance actions. Savings resulting from facility closures and other non-severance actions that are more difficult to quantify are not included. The Company is updating its estimate of total annual cost savings under the extended 2004-2007 Restructuring Program of $1.6 billion to $1.8 billion, as announced in July 2005, based on the additional charges expected to be incurred, as discussed above.

Pre-2004 Restructuring Programs

At September 30, 2006, the Company had remaining exit costs reserves of $11 million relating to restructuring plans committed to or executed prior to 2004. Most of these remaining exit costs reserves represent long-term lease payments, which will continue to be paid over periods throughout and after 2006.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Activity
The Company’s cash and cash equivalents decreased $563 million from $1,665 million at December 31, 2005 to $1,102 million at September 30, 2006. The decrease resulted primarily from $72 million of net cash used in operating activities, $182 million of net cash used in investing activities, and $319 million of net cash used in financing activities.

The net cash used in operating activities of $72 million was primarily attributable to a decrease in liabilities excluding borrowings of $494 million, which included $408 million of payments for restructuring-related severance benefits and exit costs, as well as timing of payments of customer rebates and trade payables. These uses of cash were partially offset by decreases in receivables of $261 million. The decrease in receivables is a result of lower sales in the three month period ended September 30, 2006 compared with fourth quarter 2005 sales. In addition, the company's net loss of $617 million which, when adjusted for equity in earnings from unconsolidated affiliates, depreciation and amortization, the gain on sales of businesses/assets, restructuring costs, asset impairments and other non-cash charges, and benefit for deferred taxes, provided $316 million of operating cash.

The net cash used in investing activities of $182 million was utilized primarily for capital expenditures of $282 million, partially offset by net proceeds from the sale of assets of $112 million. The net cash used in financing activities of $319 million was the result of a net decrease in borrowings of $247 million and dividend payments of $72 million.

The Company’s primary uses of cash include restructuring payments, debt payments, capital additions, dividend payments, employee benefit plan payments/contributions, and working capital needs.

Capital additions were $282 million in the nine months ended September 30, 2006, with the majority of the spending supporting new products, manufacturing productivity and quality improvements, infrastructure improvements, equipment placements with customers, and ongoing environmental and safety initiatives. For the year ending December 31, 2006, the Company expects capital additions of less than $500 million.

During the nine months ended September 30, 2006, the Company expended $408 million against restructuring reserves and pension and other postretirement liabilities, primarily for the payment of severance benefits. Certain employees whose positions were eliminated could elect to receive severance payments for up to two years following their date of termination.

As a result of the cumulative impact of the ongoing position eliminations under its 2004-2007 Restructuring Program as disclosed in Note 9 and above as part of Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company incurred curtailment and settlement gains and losses with respect to certain of its retirement plans in 2006. These curtailment events resulted in the remeasurement of the respective plans’ obligations, which impacted the accounting for the additional minimum pension liabilities. As a result of these remeasurements, the Company was required to decrease its additional minimum pension liabilities by $203 million during 2006. This decrease is reflected in the postretirement liabilities component within the accompanying Consolidated Statement of Financial Position as of September 30, 2006. The net-of-tax amount of $146 million relating to the decrease of the additional minimum pension liabilities is reflected in the accumulated other comprehensive loss component within the accompanying Consolidated Statement of Financial Position as of September 30, 2006. The related decrease in the long-term deferred tax asset of $57 million was reflected in the other long-term assets component within the accompanying Consolidated Statement of Financial Position as of September 30, 2006.

The Company has a dividend policy whereby it makes semi-annual payments which, when declared, will be paid on the Company’s 10th business day each July and December to shareholders of record on the close of the first business day of the preceding month. On May 10, 2006, the Board of Directors declared a semi-annual cash dividend of $.25 per share payable to shareholders of record at the close of business on June 1, 2006. This dividend was paid on July 18, 2006. On October 17, 2006 the Board of Directors declared a semi-annual cash dividend of $.25 per share payable to shareholders of record at the close of business on November 1, 2006 and payable on December 14, 2006.

The Company made contributions (funded plans) or paid benefits (unfunded plans) totaling approximately $152 million relating to its major U.S. and non-U.S. defined benefit pension plans in the nine months ended September 30, 2006. The Company expects its contribution (funded plans) and benefit payment (unfunded plans) requirements for its major U.S. and non-U.S. defined benefit pension plans for the balance of 2006 to be approximately $50 million.

The Company paid benefits totaling approximately $170 million relating to its U.S., United Kingdom and Canada postretirement benefit plans in the nine months ended September 30, 2006. The Company expects to pay benefits of $59 million for its U.S., United Kingdom and Canada postretirement plans for the balance of 2006.

The Company believes that its cash flow from operations, in addition to asset sales and intellectual property monetization, will be sufficient to cover its working capital and capital investment needs and the funds required for future debt reduction, restructuring payments, dividend payments, employee benefit plan payments/contributions, and modest acquisitions. The Company's cash balances and its financing arrangements will be used to bridge timing differences between expenditures and cash generated from operations.

Short-Term Borrowings
As of September 30, 2006, the Company and its subsidiaries, on a consolidated basis, maintained $1,105 million in committed bank lines of credit and $641 million in uncommitted bank lines of credit to ensure continued access to short-term borrowing capacity.

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

The 5-Year Revolving Credit Facility can be used by Eastman Kodak Company (U.S. Borrower) for general corporate purposes including the issuance of letters of credit. Amounts available under the facility can be borrowed, repaid and re-borrowed throughout the term of the facility provided the Company remains in compliance with covenants contained in the Secured Credit Agreement. As of September 30, 2006, there was no debt outstanding and $141 million of letters of credit issued under this facility.

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

At September 30, 2006, the balances reported in long-term debt, net of current portion, on the Consolidated Statement of Financial Position were $1,412 million and $278 million for the U.S. Borrower and the Canadian Borrower, respectively. The Secured Credit Agreement requires mandatory quarterly prepayment of .25% of the outstanding advances. Debt issue costs incurred of approximately $57 million associated with the Secured Credit Facilities were recorded as an asset and are being amortized over the life of the borrowings.

Pursuant to the Secured Credit Agreement and associated Security Agreement, each subsidiary organized in the U.S. jointly and severally guarantees the obligations under the Secured Credit Agreement and all other obligations of the Company and its subsidiaries to the Lenders. The guaranty is supported by the pledge of certain U.S. assets of the U.S. Borrower and the Company’s U.S. subsidiaries including, but not limited to, receivables, inventory, equipment, deposit accounts, investments, intellectual property, including patents, trademarks and copyrights, and the capital stock of "Material Subsidiaries." Excluded from pledged assets are real property, “Principal Properties” and equity interests in “Restricted Subsidiaries”, as defined in the Company’s 1988 Indenture.

"Material Subsidiaries" are defined as those subsidiaries with revenues or assets constituting 5 percent or more of the consolidated revenues or assets of the corresponding borrower. "Material Subsidiaries" are determined on an annual basis under the Secured Credit Agreement.

Pursuant to the Secured Credit Agreement and associated Canadian Security Agreement, Eastman Kodak Company and Kodak Graphic Communications Company (KGCC, formerly Creo Americas, Inc.), jointly and severally guarantee the obligations of the Canadian Borrower, to the Lenders. Subsequently, KGCC has been merged into Eastman Kodak Company. Certain assets of the Canadian Borrower in Canada were also pledged in support of its obligations, including, but not limited to, receivables, inventory, equipment, deposit accounts, investments, intellectual property, including patents, trademarks and copyrights, and the capital stock of the Canadian Borrower's Material Subsidiaries.

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

As of September 30, 2006, the Company's consolidated debt to EBITDA ratio was 2.64 and the consolidated EBITDA to consolidated interest ratio was 5.13. Consolidated EBITDA and consolidated interest expense, as adjusted, are non-GAAP financial measures. The Company believes that the presentation of the consolidated debt to EBITDA and EBITDA to consolidated interest expense financial measures is useful information to investors, as it provides information as to how the Company actually performed against the financial requirements under the Secured Credit Facilities, and how much headroom the Company has within these covenants.

The following table reconciles EBITDA, as included in the computation of the consolidated debt to EBITDA ratio under the Secured Credit Agreement covenants, to the most directly comparable GAAP measure of loss from continuing operations before interest, other income (charges), net and income taxes:

		Third	Second	First	Fourth
	Rolling Four	Quarter	Quarter	Quarter	Quarter
(in millions)	Quarter Total	2006	2006	2006	2005
Net loss	$(663)	$(37)	$(282)	$(298)	$(46)
Plus:
Interest expense	269	74	66	62	67
Provision (benefit) for income taxes	27	19	51	3	(46)
Depreciation and amortization	1,481	300	345	371	465
Non-cash restructuring charges and asset write-downs/impairments	280	38	77	56	109
Loss from cumulative effect of accounting change, net of income taxes (extraordinary loss)	57	—	—	—	57
Non-cash stock compensation expense	20	3	8	6	3
Non-cash equity in (earnings) loss from unconsolidated affiliates	(9)	(1)	(7)	—	(1)
Impact of change in accounting from LIFO to average cost	4	—	—	—	4
Total additions to calculate EBITDA	2,129	433	540	498	658
Less:
Earnings from discontinued operations, net of income taxes (extraordinary income)	(148)	—	—	—	(148)
Investment income	(51)	(14)	(13)	(17)	(7)
Total subtractions to calculate EBITDA	(199)	(14)	(13)	(17)	(155)
EBITDA, as included in the debt to EBITDA ratio as presented	$1,267	$382	$245	$183	$457

		Third	Second	First	Fourth
	Rolling Four	Quarter	Quarter	Quarter	Quarter
(in millions)	Quarter Total	2006	2006	2006	2005
(Following is a reconciliation to the most directly comparable GAAP measure)
EBITDA, as included in the debt to EBITDA ratio as presented	$1,267	$382	$245	$183	$457
Depreciation and amortization	(1,481)	(300)	(345)	(371)	(465)
Non-cash restructuring charges and asset write-downs/impairments	(280)	(38)	(77)	(56)	(109)
Other adjustments, net	(101)	(42)	10	(15)	(54)
(Loss) earnings from continuing operations before interest, other income (charges), net and income taxes	$(595)	$2	$(167)	$(259)	$(171)

The following table reconciles interest expense, as adjusted, as included in the computation of the EBITDA to interest expense ratio under the Secured Credit Agreement covenants, to the most directly comparable GAAP measure of interest expense:

		Third	Second	First	Fourth
	Rolling Four	Quarter	Quarter	Quarter	Quarter
(in millions)	Quarter Total	2006	2006	2006	2005
Interest expense, as included in the EBITDA to interest expense ratio	$246	$62	$62	$59	$63
Adjustments to interest expense for purposes of the covenant calculation	23	12	4	3	4
Interest expense	$269	$74	$66	$62	$67

Adjustments to interest expense relate to items that are not debt for borrowed money, including interest relating to capital leases and interest relating to tax matters.

In addition, subject to various conditions and exceptions in the Secured Credit Agreement, in the event the Company sells assets for net proceeds totaling $75 million or more in any year, except for proceeds used within 12 months for reinvestments in the business of up to $300 million, proceeds from sales of assets used in the Company's non-digital products and services businesses to prepay or repay debt or pay cash restructuring charges within 12 months from the date of sale of the assets, or proceeds from the sale of inventory in the ordinary course of business, the amount in excess of $75 million must be applied to prepay loans under the Secured Credit Agreement.

If unused, the 5-Year Revolving Credit Facility has a commitment fee of $5.0 million per year at the Company’s current credit rating of Ba3 and B+ from Moody's Investor Services, Inc. (Moody's) and Standard & Poor's Rating Services (S&P), respectively.

In addition to the 5-Year Revolving Credit Facility, the Company has other committed and uncommitted lines of credit at September 30, 2006 totaling $105 million and $641 million, respectively. These lines primarily support borrowing needs of the Company’s subsidiaries, which include term loans, overdraft coverage, letters of credit and revolving credit lines. Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market conditions. Total outstanding borrowings against these other committed and uncommitted lines of credit at September 30, 2006 were $18 million and $33 million, respectively. These outstanding borrowings are reflected in the short-term borrowings in the accompanying Consolidated Statement of Financial Position at September 30, 2006.

At September 30, 2006, the Company had outstanding letters of credit totaling $144 million and surety bonds in the amount of $95 million primarily to ensure the payment of possible casualty and workers' compensation claims, environmental liabilities, and to support various customs and trade activities.

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

The Company has $575 million of Convertible Senior Notes due 2033 (the Convertible Securities) on which interest accrues at the rate of 3.375% per annum and is payable semiannually. The Convertible Securities are unsecured and rank equally with all of the Company’s other unsecured and unsubordinated indebtedness. The Convertible Securities may be converted, at the option of the holders, to shares of the Company’s common stock if the Company’s Senior Unsecured credit rating assigned to the Convertible Securities by either Moody’s or S&P is lower than Ba2 or BB, respectively. At the Company's current Senior Unsecured credit rating, the Convertible Securities may be converted by their holders.

The Company's $2.7 billion Secured Credit Facilities, along with other committed and uncommitted credit lines, and cash balances, provide the Company with adequate liquidity to meet its working capital and investing needs.

Credit Quality
Moody's and S&P's ratings for the Company, including their outlooks, as of the filing date of this Form 10-Q are as follows:

	Senior		Senior
	Secured	Corporate	Unsecured
	Rating	Rating	Rating	Outlook
Moody's	Ba3	B1	B2	Negative
S&P	B+	B+	B	Negative

Moody’s ratings reflect their views regarding the Company's: (i) execution challenges to achieve digital profitability as its business shifts into highly competitive digital imaging markets, (ii) ongoing exposure to the accelerating secular decline of its consumer film business and potential decline of its entertainment imaging film business, and (iii) variability in the utilization of its traditional manufacturing assets and potential for incremental restructuring costs.

Moody’s Ba3 rating assigned to the Secured Credit Facilities reflects the above factors as well as the security collateral and the secured cross guarantee afforded to the Secured Credit Facilities.

The negative rating outlook reflects Moody's concern regarding the Company's challenges to transition to a digital product and services business, including requirements to fund investment and restructuring costs, and uncertain prospects for achieving solid digital business profitability.

On May 5, 2006, Moody’s placed the Company’s ratings on review for possible downgrade. The review was prompted by the announcement to explore strategic alternatives for the Health Group, declining Health Group revenue and earnings, a Consumer Digital Group revenue decline, and increased operating loss for the quarter ended March 31, 2006.

On August 2, 2006, S&P placed its ratings on the Company on CreditWatch with negative implications reflecting the Company's currently weak profitability and S&P's concern that the rapid decline of the traditional business will not be offset by the slower than expected revenue growth in the Company's digital business. Resolution of the CreditWatch listing will include S&P's updated assessment of the Company's near- and intermediate-term profit and cash flow potential in light of the difficult operating environment, competition and slower than expected digital sales growth.

The Company is in compliance with all covenants or other requirements set forth in its credit agreements and indentures. Further, the Company does not have any rating downgrade triggers that would accelerate the maturity dates of its debt. However, the Company could be required to increase the dollar amount of its letters of credit or provide other financial support up to an additional $74 million at the current credit ratings. At the current Senior Unsecured Rating of B2 by Moody's and B by S&P, Convertible Securities holders may, at their option, convert their Convertible Securities to common stock. Further downgrades in the Company’s credit rating or disruptions in the capital markets could impact borrowing costs and the nature of its funding alternatives. However, further downgrades will not impact borrowing costs under the Company's $2.7 billion Secured Credit Facilities.

OFF-BALANCE SHEET ARRANGEMENTS

The Company guarantees debt and other obligations of certain customers. At September 30, 2006, these guarantees totaled a maximum of $145 million, with outstanding guaranteed amounts of $112 million. The maximum guarantee amount includes guarantees of up to: $143 million of customer amounts due to banks and leasing companies in connection with financing of customers’ purchases of product and equipment from the Company ($112 million outstanding), and $2 million to other third parties (less than $1 million outstanding).

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

Management believes the likelihood is remote that material payments will be required under any of the guarantees disclosed above. With respect to the guarantees that the Company issued in the quarter ended September 30, 2006, the Company assessed the fair value of its obligation to stand ready to perform under these guarantees by considering the likelihood of occurrence of the specified triggering events or conditions requiring performance as well as other assumptions and factors. The Company has determined that the fair value of the guarantees is not material to the Company's financial position, results of operations or cash flows.

The Company also guarantees debt owed to banks for some of its consolidated subsidiaries. The maximum amount guaranteed is $824 million, and the outstanding debt under those guarantees, which is recorded within the short-term borrowings and long-term debt, net of current portion components in the accompanying Consolidated Statement of Financial Position, is $253 million. These guarantees expire in 2006 through 2013. As of the closing of the $2.7 billion Secured Credit Facilities on October 18, 2005, a $160 million KPG credit facility was closed. Debt outstanding under the KPG credit facility of $57 million was repaid and the guarantees of $160 million were terminated. Pursuant to the terms of the Company's $2.7 billion Senior Secured Credit Agreement dated October 18, 2005, obligations under the $2.7 billion Secured Credit Facilities and other obligations of the Company and its subsidiaries to the $2.7 billion Secured Credit Facilities lenders are guaranteed.

The Company issues indemnifications in certain instances when it sells businesses and real estate, and in the ordinary course of business with its customers, suppliers, service providers and business partners. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. Historically, costs incurred to settle claims related to these indemnifications have not been material to the Company’s financial position, results of operations or cash flows. Additionally, the fair value of the indemnifications that the Company issued during the quarter ended September 30, 2006 was not material to the Company’s financial position, results of operations or cash flows.

OTHER

As of September 30, 2006, there has been no material change in the Company's environmental liability exposure and, therefore, no material change in the undiscounted accrued liabilities for environmental remediation costs relative to December 31, 2005 or September 30, 2005.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs” that amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing" (ARB No. 43) to clarify the accounting for abnormal idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that an allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred for fiscal years beginning after June 15, 2005 (year ending December 31, 2006 for the Company). The adoption of SFAS No. 151 did not have a material impact on the Consolidated Financial Statements of the Company.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments (an amendment of FASB Statements No. 133 and 140)." This Statement permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006 (year ending December 31, 2007 for the Company). Additionally, the fair value option may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under previous accounting guidance prior to the adoption of this Statement. The Company is currently evaluating the impact of SFAS No. 155.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48). FIN 48 clarifies the accounting and reporting for income taxes recognized in accordance with SFAS No. 109, "Accounting for Income Taxes." This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken, or expected to be taken, in income tax returns. The Company is currently evaluating the impact of FIN 48. The Company will adopt this Interpretation in the first quarter of 2007.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which establishes a comprehensive framework for measuring fair value in GAAP and expands disclosures about fair value measurements. Specifically, this Statement sets forth a definition of fair value, and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The provisions of SFAS No. 157 are generally required to be applied on a prospective basis, except to certain financial instruments accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," for which the provisions of SFAS No. 157 should be applied retrospectively. The Company will adopt SFAS No. 157 in the first quarter of 2008.

In September 2006, the FASB issued SFAS No. 158, "Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132(R))", which is effective in fiscal years ending after December 15, 2006. This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 does not change the amount of actuarially determined expense that is recorded in the Consolidated Statement of Operations. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, which is consistent with the Company's present measurement date. Utilizing current assumptions, which may change by the December 31, 2006 measurement date, the estimated impact of adopting the provisions of SFAS No. 158 is a pre-tax decrease to accumulated other comprehensive income, which would result in a decrease in shareholders' equity of approximately $550 million. The actual impact of adoption will depend on the funded status of the Company's plans at December 31, 2006, which will depend on several factors, principally 2006 returns on plan assets and discount rates at the end of the year. The estimated impact does not include any deferred tax impacts, as the Company has not yet completed its evaluation of the tax effect of adoption of SFAS No. 158. The adoption of SFAS No. 158 will have no impact on the Company’s Statement of Cash Flows or compliance with its debt covenants.

In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. This SAB establishes a "dual approach" methodology that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements (both the statement of operations and statement of financial position). The SEC has stated that SAB No. 108 should be applied no later than the annual financial statements for the first fiscal year ending after November 15, 2006, with earlier application encouraged. SAB No. 108 permits a company to elect either retrospective or prospective application. Prospective application requires recording a cumulative effect adjustment in the period of adoption, as well as detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company’s application of SAB No. 108 in the fourth quarter of 2006 is not expected to have any impact on its consolidated financial statements.

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this report may be forward-looking in nature, or "forward-looking statements" as defined in the United States Private Securities Litigation Reform Act of 1995. For example, references to expectations for the Company's digital earnings, revenue, digital revenue growth, losses, cash, business transformation and debt reduction plans are forward-looking statements.

Actual results may differ from those expressed or implied in forward-looking statements. In addition, any forward-looking statements represent the Company's estimates only as of the date they are made, and should not be relied upon as representing the Company's estimates as of any subsequent date. While the Company may elect to update forward-looking statements at some point in the future, the Company specifically disclaims any obligation to do so, even if its estimates change. The forward-looking statements contained in this report are subject to a number of factors and uncertainties, including the successful: execution of the digital growth and profitability strategies, business model and cash plan; implementation of a changed segment structure; implementation of the cost reduction program, including asset rationalization and monetization, reduction in selling, general and administrative costs and personnel reductions; transition of certain financial processes and administrative functions to a global shared services model and the outsourcing of certain functions to third parties; implementation of, and performance under, the debt management program, including compliance with the Company's debt covenants; implementation of product strategies (including category expansion and digital products) and go-to-market strategies; protection, enforcement and defense of the Company's intellectual property, including defense of our products against the intellectual property challenges of others; implementation of intellectual property licensing and other strategies; development and implementation of e-commerce strategies, including on-line services; completion of information systems upgrades, including SAP, the Company's enterprise system software; completion of various portfolio actions; reduction of inventories; integration of acquired businesses; improvement in manufacturing productivity and techniques; improvement in receivables performance; improvement in supply chain efficiency and management of third-party sourcing relationships; and implementation of the strategies designed to address the decline in the Company's traditional businesses. The forward-looking statements contained in this report are subject to the following additional risk factors: inherent unpredictability of currency fluctuations, commodity prices and raw material costs; competitive actions, including pricing; changes in the Company's debt credit ratings and its ability to access capital markets; the nature and pace of technology evolution, including the traditional-to-digital transformation; continuing customer consolidation and buying power; current and future proposed changes to accounting rules and to tax laws, as well as other factors which could adversely impact the Company's reported financial position or effective tax rate in the future; general economic, business, geo-political and regulatory conditions; market growth predictions; continued effectiveness of internal controls; and other factors and uncertainties disclosed from time to time in the Company's filings with the Securities and Exchange Commission.

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

Using a sensitivity analysis based on estimated fair value of open forward currency contracts using available forward rates, if the U.S. dollar had been 10% weaker at September 30, 2006 and 2005, the fair value of open forward currency contracts would have decreased $27 million and $5 million, respectively. Such gains or losses would be substantially offset by losses or gains from the revaluation or settlement of the underlying positions hedged.

There were no open forward contracts hedging silver at September 30, 2006. Using a sensitivity analysis based on estimated fair value of open forward contracts using available forward prices, if available forward silver prices had been 10% lower at September 30, 2005, the fair value of open forward contracts would have decreased $2 million. Such losses in fair value, if realized, would be offset by lower costs of manufacturing silver-containing products.

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

Using a sensitivity analysis based on estimated fair value of short-term and long-term borrowings, if available market interest rates had been 10% (about 68 basis points) higher at September 30, 2006, the fair value of short-term and long-term borrowings would have decreased less than $1 million and $63 million, respectively. Using a sensitivity analysis based on estimated fair value of short-term and long-term borrowings, if available market interest rates had been 10% (about 52 basis points) higher at September 30, 2005, the fair value of short-term and long-term borrowings would have decreased $4 million and $64 million, respectively.

The Company’s financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments. The Company manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties. The Company has procedures to monitor the credit exposure amounts. The maximum credit exposure at September 30, 2006 was not significant to the Company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. As described below, the Company continues to report a material weakness in the internal control over financial reporting as of September 30, 2006. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as a result of the unremediated material weakness relating to certain internal controls, further outlined below, surrounding the accounting for income taxes. To address this control weakness, the Company performed additional analysis and performed other procedures in order to prepare the unaudited quarterly consolidated financial statements in accordance with generally accepted accounting principles in the United States of America. Accordingly, management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Management’s assessment identified a material weakness in internal controls surrounding the accounting for income taxes as of December 31, 2005 that is in the process of being remediated as of September 30, 2006. This section of Item 4, “Controls and Procedures,” should be read in conjunction with Item 9A, “Controls and Procedures,” included in the Company’s Form 10-K for the year ended December 31, 2005, for additional information on Management’s Report on Internal Controls Over Financial Reporting.

Internal Controls Surrounding the Accounting for Income Taxes:

As of December 31, 2005, management concluded that the controls surrounding the completeness and accuracy of the Company's deferred income tax valuation allowance account were ineffective. Specifically, certain incorrect assumptions were made with respect to certain deferred income tax valuation allowance computations that were not detected in the related review and approval process. This control deficiency resulted in audit adjustments to the 2005 consolidated financial statements. In addition, this control deficiency, if unremediated, could result in a misstatement of the deferred income tax valuation allowance account and the related provision for income taxes that would result in a material misstatement of the annual or interim financial statements that might not be prevented or detected. Remediation efforts are in process, but have not been completed as of September 30, 2006. Accordingly, management has concluded that this control deficiency continues to constitute a material weakness.

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

This is supported by the Company’s overall positive results from its 2005 internal control compliance testing required by the Sarbanes-Oxley Act of 2002, which was carried out by the Company in the third and fourth quarters of 2005. In making its determination as to the status of the remediation of this material weakness as of September 30, 2006, the Company has considered all of the remediation efforts to date and has concluded that the internal controls surrounding the accounting for income taxes are effectively designed. However, as a result of the audit adjustments identified in 2005, the Company has not demonstrated operating effectiveness with respect to controls over the completeness and accuracy of its deferred income tax valuation allowance account. Accordingly, the Company continues to report this as a material weakness as of September 30, 2006.

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

On June 13, 2005, a purported shareholder class action lawsuit was filed against the Company and two of its then current executives in the United States District Court for the Southern District of New York. On June 20, 2005 and August 10, 2005, similar lawsuits were filed against the same defendants in the United States District Court for the Western District of New York. The cases have been consolidated in the Western District of New York and the lead plaintiffs are John Dudek and the Alaska Electrical Pension Fund. The complaints filed in each of these actions (collectively, the “Complaints”) seek to allege claims under the Securities Exchange Act on behalf of a proposed class of persons who purchased securities of the Company between April 23, 2003 and September 25, 2003, inclusive. The substance of the Complaints is that various press releases and other public statements made by the Company during the proposed class period allegedly misrepresented the Company’s financial condition and omitted material information regarding, among other things, the state of the Company’s film and paper business. An amended complaint was filed on January 20, 2006, containing essentially the same allegations as the original complaint but adding an additional named defendant. Defendants’ motion to dismiss was argued on October 3, 2006 and granted on November 1, 2006.

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

Item 6. Exhibits

(a) Exhibits required as part of this report are listed in the index appearing on page 78.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EASTMAN KODAK COMPANY
(Registrant)

Date:	November 3, 2006	/s/ Diane E. Wilfong
Diane E. Wilfong
Controller

Eastman Kodak Company and Subsidiary Companies
Index to Exhibits

Exhibit
Number
(10.1)	Frank S. Sklarsky Agreement dated September 19, 2006.

(10.2)	Amendment, dated September 26, 2006, to Frank S. Sklarsky Agreement dated September 19, 2006.

(12)	Statement Re Computation of Ratio of Earnings to Fixed Charges.

(31.1)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.