Form 10-K/A
period 2006-12-31
EASTMAN KODAK CO
filed 2007-03-01
CIK 31235

             SECURITIES AND EXCHANGE COMMISSION

                    Washington, DC 20549

                         FORM 10-K/A

             AMENDMENT TO APPLICATION OR REPORT
          Filed Pursuant to Section 13 or 15 (d) of
             The Securities Exchange Act Of 1934

                    Eastman Kodak Company
   (Exact name of registrant as specified in its charter)

                       AMENDMENT NO. 1

     The undersigned registrant hereby amends the following items, financial statements, exhibits, or other portions of its Annual Report on Form 10-K for the year ended December 31, 2006 as set forth below:


Exhibit (23) is hereby amended for the registrant's Annual Report on Form 10-K for the year ended December 31, 2006 to correct for inaccurate references.

Exhibit (31.1) and Exhibit (31.2) are being refiled with this Form
10-K/A.


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Eastman Kodak Company
                                                (Registrant)

                                             /s/ Diane E. Wilfong


                                             Diane E. Wilfong
                                             Controller

Date:  March 1, 2007