Form 10-K
period 2006-12-31
EASTMAN KODAK CO
filed 2007-03-01
CIK 31235

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the year ended December 31, 2006 or

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

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
Yes  ☒  No  ☐

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
Yes  ☐  No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2006, was approximately $6.8 billion. The registrant has no non-voting common stock.

The number of shares outstanding of the registrant’s common stock as of February 21, 2007 was 287,513,753 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

PART III OF FORM 10-K

The following items in Part III of this Form 10-K incorporate by reference information from the Notice of 2007 Annual Meeting and Proxy Statement:

Item 10 -	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Item 11 -	EXECUTIVE COMPENSATION

Item 12 -	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Item 13 -	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Item 14 -	PRINCIPAL ACCOUNTING FEES AND SERVICES

Eastman Kodak Company
Form 10-K
December 31, 2006

PART I

ITEM 1.	BUSINESS

Eastman Kodak Company (the Company or Kodak) is the world’s foremost imaging innovator, providing leading products and services to the photographic, graphic communications and healthcare markets. With sales of $13.3 billion in 2006, the Company is committed to a digitally oriented growth strategy focused on helping people better use meaningful images and information in their life and work. Consumers use Kodak’s system of digital and traditional image capture products and services to take, print, store and share their pictures anytime, anywhere; businesses effectively communicate with customers worldwide using Kodak solutions for prepress, conventional and digital printing and document imaging; creative professionals rely on Kodak technology to uniquely tell their story through moving or still images; and leading healthcare organizations rely on Kodak’s innovative products, services and customized workflow solutions to help improve patient care and maximize efficiency and information sharing within and across their enterprises.

In 2003, the Company announced a comprehensive strategy to be implemented through 2007 to complete its transformation as the leader of the traditional photographic industry to a leadership position in digital imaging markets. Solid progress was achieved during 2006 in each area of this strategy. The Company holds a leading position in key digital product categories where it participates. For the year ended December 31, 2006, the Company achieved a level of digital revenues that exceeded traditional revenues. Additionally, through the 2005 acquisitions of KPG and Creo, the Company has essentially completed its $3 billion investment and acquisition plan included in the 2003 strategy.

For 2007, the Company’s strategy is to continue to focus on the following metrics:

  Net cash generation

  Earnings growth from digital products and services

  Revenue growth from digital products and services

In addition the Company’s priorities for 2007 also include:

  Achieve market success with new products, including consumer inkjet and CMOS, and Graphic Communications Group (GCG) product line extensions and new market opportunities within GCG

  Continue progress toward the installation of our target cost model, including the focus on selling, general, and administrative (SG&A) expenses, and completion of the traditional restructuring

REPORTABLE SEGMENTS

As of and for the year ended December 31, 2006, the Company reported financial information for four reportable segments: Consumer Digital Imaging Group (CDG), Film and Photofinishing Systems Group (FPG), Graphic Communications Group (GCG) and Health Group (KHG). The balance of the Company’s operations, which individually and in the aggregate do not meet the criteria of a reportable segment, are reported in All Other.

The following business discussion is based on the four reportable segments and All Other as they were structured as of and for the year ended December 31, 2006. The Company’s sales, earnings and assets by reportable segment for these four reportable segments and All Other for the past three years are shown in Note 23, “Segment Information.”

CONSUMER DIGITAL IMAGING GROUP (CDG) SEGMENT

Sales from continuing operations of the CDG segment for 2006, 2005 and 2004 were (in millions) $2,920, $3,215 and $2,366, respectively.

The Company is a global leader in providing digital photography products and services for consumer markets. Kodak holds top three market shares in the major markets it participates in such as digital still cameras, snapshot printers, retail photo kiosks, and online imaging services.

CDG’s mission is to enhance people’s lives and social interactions through the capabilities of digital imaging technology, combined with Kodak’s unique consumer knowledge, brand and intellectual property. This focus has led to a full range of product and service offerings to the consumer. CDG’s strategy is to extend picture taking, picture search/organizing, creativity, sharing and printing to bring innovative new experiences to consumers – in ways that extend Kodak’s legendary heritage in ease of use.

Digital Products: Consumer digital products include digital cameras, home imaging accessory products, and self-contained home printers and printer media. This product line fuels Kodak’s participation in the high revenue growth personal device and home accessory digital markets. Products are sold directly to retailers or distributors, and are also available to customers through the Internet at the Kodak store (www.kodak.com.). Kodak’s full line of camera products and accessories enable the consumer to personalize their digital camera and their photographic experience. In January 2007 Kodak introduced a new line of Digital Picture Frames that play customizable slideshows of pictures and videos that can be set to music.

Retail Printing: In January 2007, the Retail Printing Group was redefined to manage Kodak’s complete set of digital printing hardware, media and infrastructure offerings to retailers. This consolidation will enable a complete set of resources to be applied to bringing innovative service products to retailers, and as such will add scale and stability to CDG’s ongoing revenue, cash flows and earnings. Kodak’s product and service offerings to retailers include retail kiosks, color paper, processing chemistry, retail store merchandising and identity programs, after sale service and support, web infrastructure support, and wholesale printing services. Kodak Picture Kiosks and associated media, with approximately 85,000 installations worldwide, are sold directly to major retailers and provide consumers with a flexible array of output products from their digital images. These products include high-quality custom printed products, and the ability to automatically create collages and interactive, picture-movie DVDs set to music.

On-Line Web Services: Kodak Gallery, which has more than 50 million members, is a leading online merchandise and sharing service in the category. The Kodakgallery.com site provides consumers with a secure and easy way to view, store and share their photos with friends and family, and to receive Kodak prints and other creative products from their pictures, such as photo books, frames, calendars, and a host of other personalized merchandise. In 2006, Kodak entered a partnership to develop and sell a line of branded Martha Stewart photo products on Kodak Gallery. Products are distributed directly to consumers’ homes, or through relationships with major retailers. Additionally, the site is a chosen partner for leading companies such as Adobe, Apple, Microsoft, and Amazon.

Kodak also distributes Kodak EasyShare desktop software at no charge to consumers, which provides easy organization and editing tools, and unifies the experience between digital cameras, home printers, and the Kodak Gallery services.

Imaging Sensors: Kodak’s line of CMOS sensors provides an attractive market opportunity, including mobile, automotive and industrial sectors. Kodak has leading sensor architecture intellectual property positions, and operates with an “asset light” manufacturing strategy that includes partnerships with key industry players for large-scale semiconductor manufacturing.

All-in-One Inkjet Printers: In February 2007, Kodak introduced the Kodak All-in-One Ink Jet Printing System as a major initiative to drive future revenue growth and earnings. Four key components enable an expected breakthrough market entry: 1) a proprietary high-speed inkjet printing system; 2) nanoparticle pigment-based inks, 3) instant-dry, porous papers; and 4) Kodak’s unique Image Science technologies. Additionally, the system is designed with a permanent print head. This unique offering is targeting the high-volume document and photo printer market with a breakthrough value proposition that saves consumers 50% on everything they print. The Inkjet Operating Model leverages Kodak technology and the efficiency of the current industry infrastructure to achieve an “asset light” approach to deliver this unmatched value proposition to the marketplace.

Kodak aims for superior customer satisfaction in all of its products and services. In 2006, for the third year in a row, Kodak ranked as the highest brand in customer satisfaction among digital cameras in the $200-$399 price segment (nearly half of the U.S. market), according to J.D. Power and Associates. Kodak EasyShare Photo Printers earned highest levels of customer satisfaction in J.D. Power and Associates Snapshot Printer survey.

Marketing and Competition: The Company faces competition from other online service companies, consumer electronics and printer manufacturers in the markets in which it competes, generally competing on price and technological advances. Rapid price declines shortly after product introduction are common in this environment, as producers are continually introducing new models with enhanced capabilities, such as improved resolution and/or optical systems in cameras.

The key elements of CDG’s marketing strategy emphasize ease of use, quality and the complete solution offered by Kodak products and services. This is communicated through a combination of in-store presentation on-line, public relations and advertising. The Company’s advertising programs actively promote the segment’s products and services in its various markets, and its principal trademarks, trade dress and corporate symbol are widely used and recognized. Kodak is frequently noted by trade and business publications as one of the most recognized and respected brands in the world.

FILM AND PHOTOFINISHING SYSTEMS GROUP (FPG) SEGMENT

Sales from continuing operations of the FPG segment for 2006, 2005 and 2004 were (in millions) $4,156, $5,325 and $7,051, respectively.

This segment is composed of traditional photographic products and services used to create motion pictures, capture and print photographs, and for professional and commercial imaging applications. The Company manufactures and markets films (motion picture, consumer, professional, industrial and aerial), one-time-use and re-loadable film cameras, consumer and professional color photographic papers, photographic processing chemicals, wholesale photofinishing services, on-site event imaging solutions, and equipment service and support.

The market for consumer and professional films and certain industrial and aerial films are in decline due to digital substitution. The market for motion picture films remains stable with significant impact from digital substitution still expected to be some time away. The continued future impact of digital substitution on these film markets is difficult to predict due to a number of factors, including the pace of digital technology adoption, the underlying economic strength or weakness in major world markets, and the timing of digital infrastructure installation. Film usage continues to decline as consumers continue to migrate from a film-only household, to a dual-use (digital camera and film) household, or digital only household.

Marketing and Competition: The fundamental elements of the Company’s strategy with respect to the photographic products in this segment are to create a sustainable business serving customers for traditional products while aggressively managing our cost structure for those businesses that are in decline. Selective innovation plays a key element in this strategy.

The Company’s strategy for the entertainment imaging business is to sustain motion picture film’s position as the pre-eminent capture medium for the creation of motion pictures, television dramas, commercials and a number of other types of theatrical productions. Selective investments to sustain film’s superior image capture and quality characteristics are part of this strategy. Kodak has the leading share of the origination film market by a significant margin, led by the widely acclaimed Vision II series of motion picture films.

The distribution of motion pictures to theaters on print film is another important element of the business, one that the Company works hard to preserve. Price competition is a bigger factor in this segment of the motion picture market, but the Company continues to maintain the leading share position.

In the consumer and professional film markets, Kodak continues to maintain the leading worldwide share position despite continuing strong competition as the market declines. The exit of several smaller participants, along with the move of retailers to a 2-brand strategy, has enabled the Company to secure a number of preferred contract renewals with leading retailers in Europe and North America strengthening our position as the market consolidates. In 2006, Kodak continued to offer selective innovation, upgrading our family of one-time-use cameras with improved film and introducing a new family of Kodak Professional Portra films, which won significant acclaim and industry awards. Price increases during 2006 led to the most stable pricing in nearly a decade.

Declines in the market for color photographic papers moderated during 2006, led by increased demand for digital printing. The Company’s strategy to capitalize on this trend is to offer a variety of color paper formulations designed to optimize digital printing workflows in consumer and professional photo processing labs. The Company also offers to professional and commercial labs an industry-leading family of digital workflow software designed to improve their workflows and enhance our position as a supplier of consumables. Kodak’s paper business also benefited from industry consolidation, gaining volume as several smaller participants have left the market.

Traditional products and services for the consumer are sold direct to retailers and through distributors throughout the world. Price competition continues to exist in all marketplaces. To be more cost competitive with its traditional product offerings, the Company is continuing to rationalize capacity and restructure its go-to-market model. As previously outlined, digital product offerings are substituting for some of the traditional film products, as a large number of consumers actively use digital cameras. While this substitution to date has had an impact primarily on the Company’s film and paper sales, and processing services in the U.S., Japan and Western Europe, there are declining sales in emerging markets as well.

Throughout the world, almost all Entertainment Imaging products are sold directly to studios, laboratories, independent filmmakers or production companies. Quality and availability are important factors for these products, which are sold in a price competitive environment. As the industry moves to digital formats, the Company anticipates that it will face new competitors, including some of its current customers and other electronics manufacturers.

GRAPHIC COMMUNICATIONS GROUP (GCG) SEGMENT

Sales from continuing operations of the Graphic Communications Group segment for 2006, 2005 and 2004 were (in millions) $3,632, $2,990 and $1,344, respectively.

The Graphic Communications Group segment serves a variety of customers in the creative, in-plant, data center, commercial printing, packaging, newspaper and digital service bureau market segments with a range of software, media and hardware products that provide customers with a variety of solutions for prepress equipment, workflow software, digital and traditional printing, document scanning and multi-vendor IT services. Products include digital and traditional prepress consumables, including plates, chemistry, and media; workflow and proofing software; color and black and white electrophotographic equipment and consumables; high-speed, high-volume continuous inkjet printing systems; wide-format inkjet printers; high-speed production document scanners; micrographic peripherals; and media (including micrographic films). The Company also provides maintenance and professional services for Kodak and other manufacturers’ products, as well as providing imaging services to customers.

Marketing and Competition: Throughout the world, graphic communications products are sold through a variety of direct and indirect channels. The end users of these products include businesses in the commercial printing, data center, in-plant and digital service provider market segments. While there is price competition, the Company has been able to maintain price by adding more attractive features to its products through technological advances. The Company has developed a wide-range portfolio of digital products; workflow, equipment, media, and services to meet the needs of customers who are interested in converting from traditional analog to digital technology. Maintenance and professional services for the Company’s products are sold either through product distribution channels or directly to the end users.

The growth in digital solutions has negatively affected the sale of traditional graphic films. As a result, the Company has become more active in digital printing products and services in order to participate in this growth segment through the acquisitions of Scitex Digital Printing, renamed Kodak Versamark, the NexPress-related entities, KPG and Creo. Traditional graphic products, primarily consisting of graphic films and chemistry, were formerly sold directly by the Company to the KPG joint venture.

In addition, a range of inkjet products for digital printing and proofing are sold through direct and indirect means. Document scanners are sold primarily through a two-tiered distribution channel to a number of different industries. The Company remains competitive by focusing on developing digital solutions based on inkjet, thermal and electro-photographic technologies by comprehensive workflow, training and service systems.

HEALTH GROUP SEGMENT (KHG) SEGMENT

Sales from continuing operations of the Health Group segment for 2006, 2005 and 2004 were (in millions) $2,497, $2,655 and $2,686, respectively.

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

The Health Group segment provides digital medical imaging and information products, and systems and solutions, which are key components of sales and earnings growth. These include laser imagers, digital print films, computed and digital radiography systems, dental radiographic imaging systems, dental practice management software, advanced picture-archiving and communications systems (PACS), and healthcare information systems (HCIS). Products of the Health Group segment also include traditional analog medical films, chemicals, and processing equipment. The Company’s history in traditional analog imaging has made it a leader in this area and has served as the foundation for building its important digital imaging business. The Health Group segment serves the general radiology market and specialty health markets, including dental, mammography, orthopedics and oncology. The segment also provides molecular imaging for the biotechnology research market.

The Company announced on January 10, 2007 that it has reached an agreement to sell the Health Group to Onex Corporation for as much as $2.55 billion. The transaction is expected to close in the first half of 2007. As a result, KHG will be reported as a discontinued operation beginning in the first quarter of 2007.

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

Worldwide, the medical imaging market is crowded with a range of strong competitors. To compete aggressively, the Company’s Health Group segment has developed a full portfolio of value-adding products and services. Some competitors offer digital solutions similar to those of Kodak, and other competitors offer similar analog solutions or a mix of analog and digital. The Health Group segment has a wide range of solutions from analog to digital as well as solutions combining both analog and digital technologies. Moreover, the segment’s portfolio is expanding into new areas, thus enabling the segment to offer solutions that combine medical images and information, such as patient reports, into one unified package for medical practitioners. The Company will continue to innovate products and services to meet the changing needs and preferences of the marketplace.

ALL OTHER

Sales from continuing operations comprising All Other for 2006, 2005 and 2004 were (in millions) $69, $83 and $70, respectively.

All Other is composed of the Company’s display business, business development and other small, miscellaneous businesses. The development initiatives in consumer inkjet technologies continue to be reported in All Other through the end of 2006.

CHANGE IN REPORTING STRUCTURE

In December 2006, the Company announced that effective January 1, 2007 the Film and Photofinishing Systems Group would be called the Film Products Group, and that certain strategic product groups (SPG’s) previously included in FPG would become part of CDG. Also effective January 1, 2007, consumer inkjet systems, formerly reported in All Other, would become part of CDG. This change in structure is to align the Company’s reporting structure to the way in which the Company manages its business effective January 1, 2007. The most significant change, the transfer of photographic paper and photofinishing services to CDG from FPG, reflects the increasing manner in which images captured or generated by CDG products and services are printed and shared. CDG will be the Company’s primary point of contact for the digital picture-taking consumer, providing a full range of products and services for capturing, storing, printing and sharing images.  Additionally, the new structure will concentrate FPG's portfolio exclusively on film-related and entertainment imaging businesses. The following indicates the changes from the old reporting structure to the new reporting structure that will be implemented beginning in the first quarter of 2007:

Consumer Digital Imaging Group Segment (CDG): This segment will include photographic paper and photofinishing services, formerly part of FPG, and consumer inkjet systems, formerly part of All Other.

Film Products Group Segment (FPG): The Film Products Group segment will no longer include photographic paper and photofinishing services, since they will become part of CDG. Additionally, the non-destructive testing business, formerly included in the FPG segment, will be included in the Health Group segment.

Graphic Communications Group Segment (GCG): There are no changes to the composition of the GCG segment from 2006. However, as the GCG segment completes its integration process and further aligns the discrete businesses, starting in the first quarter of 2007, the GCG segment results will be reported using its new organizational structure, as described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Report of Operations.”

Health Group Segment (KHG): The Company announced on January 10, 2007 that it has reached an agreement to sell the Health Group to Onex Corporation for as much as $2.55 billion. The transaction is expected to close in the first half of 2007. As a result, the results of operations and assets, net of liabilities, to be sold, inclusive of the non-destructive testing business formerly included in FPG, will be reported as a discontinued operation beginning in the first quarter of 2007.

All Other: In February 2007, the Company announced its entry into the consumer inkjet business. Beginning with the first quarter of 2007, the results of the consumer inkjet business, formerly included in All Other, will be reported within the CDG segment. There are no other changes to the composition of All Other.

FINANCIAL INFORMATION BY GEOGRAPHIC AREA

Financial information by geographic area for the past three years is shown in Note 23, “Segment Information.”

RAW MATERIALS

The raw materials used by the Company are many and varied, and are generally readily available. Silver is one of the essential materials used in the manufacture of films and papers. The Company purchases silver from numerous suppliers under annual agreements or on a spot basis. Paper base is an essential material in the manufacture of photographic papers. The Company has contracts to acquire paper base from certified photographic paper suppliers over the next several years. Lithographic aluminum is the primary material used in the manufacture of offset printing plates. The Company procures raw aluminum coils from several suppliers on a spot basis or under contracts generally in place over the next one to three years.

SEASONALITY OF BUSINESS

Sales and earnings of the CDG segment are linked to the timing of holidays, vacations and other leisure or gifting seasons. In 2006, sales of digital products were highest in the last four months of the year. Digital capture and home printing products have experienced peak sales in this period as a result of the December holidays. Sales are normally lowest in the first quarter due to the absence of holidays and fewer people taking vacations during that time. These trends are expected to continue as the Company continues to experience growth in sales of digital products.

Sales and earnings of the FPG segment are linked to the timing of holidays, vacations and other leisure activities. Sales and earnings are normally strongest in the second and third quarters as demand is high due to heavy vacation activity and events such as weddings and graduations.

Sales and earnings of the GCG segment exhibit modestly higher levels in the fourth quarter. This is driven primarily by the sales of continuous inkjet, electrophotographic printing, and document scanner products due to seasonal customer demand linked to commercial year-end budgeting processes.

With respect to the KHG segment, the sales of consumable products, which generate the major portion of the earnings of this segment, tend to occur uniformly throughout the year. Sales of equipment products, which carry lower margins than consumables, are highest in the fourth quarter as purchases by healthcare customers are linked to their year-end capital budget process. This pattern is also reflected in the third month of each quarter.

RESEARCH AND DEVELOPMENT

Through the years, the Company has engaged in extensive and productive efforts in research and development.

Research and development expenditures for the Company’s four reportable segments and All Other for 2006, 2005 and 2004 were as follows:

(in millions)	2006	2005	2004
Consumer Digital Imaging Group	$171	$179	$164
Film & Photofinishing Systems Group	40	89	155
Graphic Communications Group	198	278	145
Health Group	138	162	180
All Other	163	184	192
Total	$710	$892	$836

For an explanation of the trends in research and development expenditures in each of the segments and All Other see the discussion for each segment in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

It has been the Company’s general practice to protect its investment in research and development and its freedom to use its inventions by obtaining patents. The ownership of these patents contributes to the Company’s ability to provide leadership products and to generate revenue from licensing. The Company holds portfolios of patents in several areas important to its business, including digital cameras and image sensors; network photo sharing and fulfillment; flexographic and lithographic printing plates and systems, digital printing workflow and color management, proofing systems; color and black & white electrophotographic printing systems; wide-format, continuous, and home inkjet printers; inkjet inks, media and printing systems; thermal dye transfer and dye sublimation printing systems; digital cinema; color negative films, processing and papers; x-ray films, mammography systems, computed radiography, digital radiography, photothermographic dry printing, medical and dental image and information systems; and organic light-emitting diodes. Each of these areas is important to existing and emerging business opportunities that bear directly on the Company’s overall business performance.

The Company’s major products are not dependent upon one single, material patent. Rather, the technologies that underlie the Company’s products are supported by an aggregation of patents having various remaining lives and expiration dates. There is no individual patent or group of patents the expiration of which is expected to have a material impact on the Company’s results of operations.

ENVIRONMENTAL PROTECTION

The Company is subject to various laws and governmental regulations concerning environmental matters. The U.S. federal environmental legislation and state regulatory programs having an impact on the Company include the Toxic Substances Control Act, the Resource Conservation and Recovery Act (RCRA), the Clean Air Act, the Clean Water Act, the NY State Chemical Bulk Storage Regulations and the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (the Superfund Law).

It is the Company’s policy to carry out its business activities in a manner consistent with sound health, safety and environmental management practices, and to comply with applicable health, safety and environmental laws and regulations. The Company continues to engage in a program for environmental protection and control.

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

EMPLOYMENT

At the end of 2006, the Company employed approximately 40,900 full time equivalent people, of whom approximately 20,600 were employed in the U.S. The actual number of employees may be greater because some individuals work part time.

The current employment amounts are expected to decline more over the next year as a result of the personnel reductions yet to be made under the 2004-2007 cost reduction program. On February 8, 2007, the Company updated the ranges for anticipated restructuring activity. The Company now expects that the total employment reductions will be in the range of 28,000 to 30,000 positions and total charges will be in the range of $3.6 billion to 3.8 billion. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion on this restructuring program.

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

We have included the CEO and CFO certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to this report. We have also included these certifications with the Form 10-K filed on March 2, 2006. Additionally, we filed with the New York Stock Exchange (NYSE) the CEO certification, dated June 5, 2006, regarding our compliance with the NYSE’s corporate governance listing standards pursuant to Section 303A.12(a) of the listing standards, and indicated that the CEO was not aware of any violations of the listing standards by the Company.

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

The Company continues with its transformation from a traditional products and services company to a primarily digital products and services company. This transformation includes an aggressive restructuring program to reduce its traditional infrastructure to cost-effectively manage the declining traditional business and to reduce its general and administrative costs to the level necessary to compete profitably in the digital markets. The Company expects these actions to be largely completed by the end of 2007. As a result of the digital transformation, the Company has established three key financial metrics against which it will measure success: net cash generation, earnings growth from digital products and services, and revenue growth from digital products and services. Accordingly, the success of the Company’s transformation is dependent upon the execution of the Company’s transformation initiatives including (1) managing the amount and timing of the cost savings resulting from the restructuring of its traditional infrastructure and the reductions in general and administrative costs, (2) Kodak’s ability to continue its development and sale of digital products and services that deliver competitive margins in each of its segments, (3) the Company’s ability to manage the traditional business for cash generation in a cost-effective manner and (4) the Company’s ability to continue to successfully integrate its acquisitions, including KPG and Creo. If Kodak cannot continue to successfully execute its transformation initiatives, the Company’s ability to compete as a profitable and growing digital company could be negatively affected, which could adversely affect its results of operations and its ability to generate cash.

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

The industries in which Kodak competes are rapidly changing and becoming increasingly more complex. Kodak’s ability to successfully transition its existing products to new offerings requires that the Company make accurate predictions of the product development schedule as well as volumes, product mix, customer demand, sales channels, and configuration. The process of developing new products and services is complex and often uncertain due to the frequent introduction of new products by competitors that offer improved performance and pricing. Kodak may anticipate demand and perceived market acceptance that differs from the product’s realizable customer demand and revenue stream. Further, in the face of intense industry competition, any unanticipated delay in implementing certain product strategies (including digital products, category expansion and digitization) or in the development, production or marketing of a new product could decrease any advantage Kodak may have to be the first or among the first to market and could adversely affect Kodak’s revenues. Kodak’s failure to carry out a product rollout in the time frame anticipated and in the quantities appropriate to customer demand, or at all, could adversely affect future demand for the Company’s products and services and have an adverse effect on its business. This risk is exacerbated when a product has a short life cycle or a competitor introduces a new product just before Kodak’s introduction of a similar product.

Our results are subject to risks related to our significant investment in developing and introducing new products, such as consumer inkjet printers and CMOS semiconductors. These risk include: difficulties and delays in the development, production, testing and marketing of products; customer acceptance of products; resources we must devote to the development of new technology; and the ability to differentiate our products and compete with other companies in the same markets.

If we cannot effectively anticipate trends and respond to changing customer preferences, this could aversely affect our revenues.

Due to changes in technology, the market for traditional photography products and services is in decline and, as a result, product development has focused on digital capture devices (digital cameras and scanners) designed to improve the image acquisition or digitalization process, software products designed to enhance and simplify the digital workflow, output devices (thermal and inkjet printers and commercial printing systems and solutions) designed to produce high quality documents and images, and media (thermal and silver halide) optimized for digital workflows. Kodak’s success depends in part on its ability to develop and introduce new products and services in a timely manner that keep pace with technological developments and that are accepted in the market. The Company continues to introduce new consumer and commercial digital product offerings, however, there can be no assurance that the Company will be successful in anticipating and developing new products, product enhancements or new solutions and services to adequately address changing technologies and customer requirements. In addition, if the Company is unable to anticipate and develop improvements to its current technology, to adapt its products to changing customer preferences or requirements or to continue to produce high quality products in a timely and cost-effective manner in order to compete with products offered by its competitors, this could adversely affect the revenues of the Company.

If we cannot adequately protect our intellectual property, our business could be harmed.

Kodak has made substantial investments in technologies and has filed patent applications and obtained patents to protect its intellectual property rights as well as the interests of the Company licensees. The execution and enforcement of licensing agreements protects the Company’s intellectual property rights and provides a revenue stream in the form of royalties that enables Kodak to further innovate and provide the marketplace with new products and services. There is no assurance that such measures alone will be adequate to protect the Company’s intellectual property.

Our revenue and earnings may suffer if we cannot continue to implement our intellectual property licensing strategies.

The Company’s ability to execute its intellectual property licensing strategies could also affect the Company’s revenue and earnings. Kodak’s failure to develop and properly manage new intellectual property could adversely affect market positions and business opportunities. Furthermore, the Company’s failure to identify and implement licensing programs, including identifying appropriate licensees, could adversely affect the profitability of Kodak’s operations.

Our revenue, earnings and expenses may suffer if we cannot continue to license or enforce our intellectual property rights.

Kodak relies upon patent, copyright, trademark and trade secret laws in the United States and similar laws in other countries, and agreements with its employees, customers, suppliers and other parties, to establish, maintain and enforce its intellectual property rights. Any of the Company’s direct or indirect intellectual property rights could, however, be challenged, invalidated or circumvented, or such intellectual property rights may not be sufficient to permit the Company to take advantage of current market trends or otherwise to provide competitive advantages, which could result in costly product redesign efforts, discontinuance of certain product offerings or other competitive harm. Further, the laws of certain countries do not protect proprietary rights to the same extent as the laws of the United States. Therefore, in certain jurisdictions, Kodak may be unable to protect its proprietary technology adequately against unauthorized third party copying or use, which could adversely affect its competitive position. Also, because of the rapid pace of technological change in the information technology industry, much of our business and many of our products rely on key technologies developed or licensed by third parties, and we may not be able to obtain or continue to obtain licenses and technologies from these third parties at all or on reasonable terms.

Our revenue, earnings and expenses may suffer if third parties assert that we violate their intellectual property rights.

Third parties may claim that the Company or customers indemnified by Kodak are infringing upon their intellectual property rights. In recent years, individuals and groups have begun purchasing intellectual property assets for the sole purpose of making claims of infringement and attempting to extract settlements from large companies like the Company. Even if Kodak believes that the claims are without merit, the claims can be time-consuming and costly to defend and distract management’s attention and resources. Claims of intellectual property infringement also might require the Company to redesign affected products, enter into costly settlement or license agreements or pay costly damage awards, or face a temporary or permanent injunction prohibiting Kodak from marketing or selling certain of its products. Even if the Company has an agreement to indemnify it against such costs, the indemnifying party may be unable to uphold its contractual agreement to Kodak. If we cannot or do not license the infringed technology at all or on reasonable terms or substitute similar technology from another source, our revenue and earnings could suffer.

If we are not successful in transitioning certain financial processes and administrative functions to a global shared services model and outsourcing some of the work to third parties, our business performance, cost savings and cash flow could be adversely impacted.

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

In the event Kodak were unable to develop and implement e-commerce strategies that are in alignment with consumer trends, the Company’s business could be adversely affected. The availability of software and standards related to e-commerce strategies is of an emerging nature. Kodak’s ability to successfully align with the industry standards and services and ensure timely solutions requires the Company to make accurate predictions of the future accepted standards and services.

System integration issues could adversely affect our revenues and earnings.

Portions of our IT infrastructure may experience interruptions, delays or cessations of service or product errors in connection with systems integration or migration work that takes place from time to time; in particular, installation of SAP within our Graphic Communications Group. We may not be successful in implementing new systems and transitioning data, which could cause business disruptions and be more expensive, time consuming, disruptive and resource-intensive. Such disruption could adversely affect our ability to fulfill orders and interrupt other processes. Delayed sales, higher costs or lost customers resulting from these disruptions could adversely affect our financial results, stock price and reputation.

Our inability to effectively manage our acquisitions could adversely impact our revenues and earnings.

In 2005, Kodak completed two large business acquisitions in its Graphic Communications Group segment in order to strengthen and diversify its portfolio of businesses, while establishing itself as a leader in the graphic communications market. The Company is accelerating the current restructuring of its traditional manufacturing infrastructure. In the event that Kodak fails to effectively manage the continuing decline of its more traditional businesses while simultaneously integrating these acquisitions, it could fail to obtain the expected synergies and favorable impact of these acquisitions. Such a failure could cause Kodak to lose market opportunities and experience a resulting adverse impact on its revenues and earnings.

Our inability to complete divestitures and other portfolio actions could adversely impact our financial position.

In January 2007, Kodak announced that it has reached an agreement to sell the Health Group to Onex Corporation. The transaction is expected to close in the first half of 2007. In the event that the Company is unable to complete the divestiture of the Health Group, it could fail to realize the favorable impacts to the Company created through the reduction of debt and other uses. Such a failure could cause Kodak to experience an adverse impact on its financial position.

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

Unanticipated delays in the Company’s plans to continue inventory reductions in 2007 could adversely impact Kodak’s cash flow outlook. Planned inventory reductions could be compromised by slower sales due to the competitive environment for digital products, and the continuing decline in demand for traditional products, which could also place pressures on Kodak’s sales and market share. In the event Kodak is unable to successfully manage these issues in a timely manner, they could adversely impact the planned inventory reductions.

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

We have outsourced a significant portion of our overall worldwide manufacturing operations and face the risks associated with relying on third party manufacturers and external suppliers.

We have outsourced a significant portion of our overall worldwide manufacturing operations to third parties and various service providers. To the extent that we rely on third party manufacturing relationships, we face the risk that those manufacturers may not be able to develop manufacturing methods appropriate for our products, they may not be able to quickly respond to changes in customer demand for our products, they may not be able to obtain supplies and materials necessary for the manufacturing process, they may experience labor shortages and/or disruptions, manufacturing costs could be higher than planned and the reliability of our products could decline. If any of these risks were to be realized, and assuming similar third-party manufacturing relationships could not be established, we could experience interruptions in supply or increases in costs that might result in our being unable to meet customer demand for our products, damage our relationships with our customers, and reduce our market share, all of which could adversely affect our results of operations and financial condition.

If our planned improvements in supply chain efficiency are delayed, this could adversely affect our revenues and earnings.

As the Company continues with its transformation from a traditional products and services company to a digital products and services company, Kodak’s planned improvement in supply chain efficiency, if delayed, could adversely affect its business by preventing shipments of certain products to be made in their desired quantities and in a timely and cost-effective manner. The planned efficiencies could be compromised if Kodak expands into new markets with new applications that are not fully understood or if the portfolio broadens beyond that anticipated when the plans were initiated. Any unforeseen changes in manufacturing capacity could also compromise our supply chain efficiencies.

The competitive pressures we face could harm our revenue, gross margins and market share.

The markets in which we do business are highly competitive, and we encounter aggressive price competition for all our products and services from numerous companies globally. Over the past several years, price competition in the market for film and digital cameras and related products and services has been particularly intense as competitors have aggressively cut prices and lowered their profit margins for these products. In the Health Group and Graphic Communications Group segments, aggressive pricing tactics have intensified in the contract negotiations as competitors vie for customers and market share. Our results of operations and financial condition may be adversely affected by these and other industry-wide pricing pressures. If the Company is unable to obtain pricing or programs sufficiently competitive with current and future competitors, Kodak could also lose market share, adversely affecting its revenue and gross margins.

If we fail to manage distribution of our products and services properly, our revenue, gross margins and earnings could be adversely impacted.

We use a variety of different distribution methods to sell our products and services, including third-party resellers and distributors and both direct and indirect sales to both enterprise accounts and customers. Successfully managing the interaction of direct and indirect channel efforts to reach various potential customer segments for our products and services is a complex process. Moreover, since each distribution method has distinct risks and costs, our failure to implement the most advantageous balance in the delivery model for our products and services could adversely affect our revenue, gross margins and earnings.

We may provide financing and financial guarantees to our customers, some of which may be for significant amounts.

The competitive environment in which we operate may require us to provide customer financing to a customer in order to win a contract. Customer financing arrangements may include all or a portion of the purchase price for our products and services, as well as working capital. In some circumstances, these loans can be significant. We may also assist customers in obtaining financing from banks and other sources and may also provide financial guarantees on behalf of our customers. Our success may be dependent, in part, upon our ability to provide customer financing on competitive terms and on our customers’ creditworthiness. If we are unable to provide competitive financing arrangements to our customers or if we extend credit to customers that are not creditworthy, this could adversely impact our revenues, profitability and financial position.

Economic uncertainty in developing markets could adversely affect our revenue and earnings.

Kodak conducts business in developing markets with economies that tend to be more volatile than those in the United States and Western Europe. The risk of doing business in developing markets such as China, India, Brazil, Argentina, Mexico, Russia and other economically volatile areas could adversely affect Kodak’s operations and earnings. Such risks include the financial instability among customers in these regions, political instability and potential conflicts among developing nations and other non-economic factors such as irregular trade flows that need to be managed successfully with the help of the local governments. Kodak’s failure to successfully manage economic, political and other risks relating to doing business in developing countries and economically and politically volatile areas could adversely affect its business.

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

Management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2006. If we discover a material weakness in the future, we may not be able to provide reasonable assurance regarding the reliability of our financial statements. As a result, our business, brand and operating results could be harmed.

Effective internal control over financial reporting is necessary for the Company to provide reasonable assurance with respect to our financial reports. If the Company cannot provide reasonable assurance with respect to its financial reports, its business, brand and operating results could be harmed. As disclosed in the Company’s 2005 Annual Report on Form 10-K, and in its Quarterly Reports on Form 10-Q for each of the first three quarters of 2006, management’s assessment of the Company’s internal controls over financial reporting identified a material weakness in the Company’s internal controls related to the completeness and accuracy of the Company’s deferred income tax valuation allowance account. During the year ended December 31, 2006, the Company has made significant progress in executing the remediation plans that were established to address the material weakness identified above. This resulted in material improvements in the Company’s internal control over financial reporting, including the successful remediation of the material weakness in internal controls related to the completeness and accuracy of the Company’s deferred income tax valuation allowance account as of December 31, 2006. Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls or fraud. Therefore, even effective internal controls over financial reporting can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Company’s worldwide headquarters is located in Rochester, New York.

The CDG segment of Kodak’s business in the United States is headquartered in Rochester, New York. Kodak Gallery operations are managed from Emeryville, California. Kodak Inkjet Systems operations are located in San Diego, California and Rochester, New York. Many of CDG’s businesses rely on manufacturing assets, company-owned or through relationships with design and manufacturing partners, which are located close to end markets and/or supplier networks.

The FPG segment of Kodak’s business is centered in Rochester, New York, where film and photographic chemicals and related materials are manufactured. Other manufacturing facilities in Windsor, Colorado, Harrow, England, and Xiamen, China produce photographic paper. Additional manufacturing facilities supporting the business are located in China, Mexico, France, India, Brazil and Russia. There are a number of photofinishing laboratories in the U.S. and distribution sites throughout the world.

Products in the GCG segment are manufactured in the United States, primarily in Rochester, New York; Dayton, Ohio; Columbus, Georgia; Weatherford, Oklahoma; Windsor, Colorado; and San Diego, California. Manufacturing facilities outside the United States are located in the United Kingdom, Germany, South Africa, Israel, Bulgaria, China, Japan, Canada and Mexico. The segment provides digital and traditional products and services including prepress consumables, workflow and proofing software, color and black-and-white electrophotographic equipment and consumables, high-speed, high-volume continuous inkjet printing systems, wide-format inkjet printers, high-speed production document scanners, and micrographic peripherals and media (including micrographic films).

Products in the KHG segment are manufactured in the United States, primarily in Rochester, New York; Windsor, Colorado; Oakdale, Minnesota; and White City, Oregon. Manufacturing facilities outside the United States are located in Brazil, China, France, Germany, India and Mexico. The segment provides digital and traditional products and services including picture archiving and communications systems, radiology information systems, enterprise and departmental healthcare information systems, digital and computed radiography systems, laser imaging, mammography and oncology systems, x-ray film systems for general radiography, and dental imaging products.

Properties within a country may be shared by all segments operating within that country.

Regional distribution centers are located in various places within and outside of the United States. The Company owns or leases administrative, manufacturing, marketing and processing facilities in various parts of the world. The leases are for various periods and are generally renewable.

The Company has significantly reduced its property portfolio as a result of the 2004-2007 Restructuring Program. Under this program, the Company plans to reduce its traditional manufacturing infrastructure by two-thirds below 2004 levels. The program is expected to be largely complete by year-end 2007. During 2006, the Company made significant progress towards achieving this goal and remains committed to this plan.

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

On June 13, 2005, a purported shareholder class action lawsuit was filed against the Company and two of its executives in the United States District Court for the Southern District of New York. On June 20, 2005 and August 10, 2005, similar lawsuits were filed against the same defendants in the United States District Court for the Western District of New York. The cases were consolidated in the Western District of New York and the lead plaintiffs were John Dudek and the Alaska Electrical Pension Fund. The complaints filed in each of these actions (collectively, the “Complaints”) sought to allege claims under the Securities Exchange Act on behalf of a proposed class of persons who purchased securities of the Company between April 23, 2003 and September 25, 2003, inclusive. An amended complaint was filed on January 20, 2006, containing essentially the same allegations as the original complaint but adding an additional named defendant. Defendants’ motion to dismiss was argued on October 3, 2006 and granted on November 1, 2006. The plaintiffs did not appeal.

On or about November 9, 2005, the Company was served with a purported shareholder derivative lawsuit that had been commenced against the Company, as a nominal defendant, and eleven current and former directors and officers of the Company, in the New York State Supreme Court, Monroe County. The Complaint seeks to allege claims on behalf of the Company that, between April 2003 and September 2003, the defendant officers and directors caused the Company to make allegedly improper statements, in press release and other public statements, which falsely represented or omitted material information about the Company’s financial results and guidance. The plaintiff alleges that this conduct was a breach of the defendants’ common law fiduciary obligations to the Company, and constituted an abuse of control, gross mismanagement, waste and unjust enrichment. Defendants’ initial responses to the Complaint are not yet due. The Company intends to defend this lawsuit vigorously.

The Company is named a Potentially Responsible Party (“PRP”) along with seven other companies in connection with certain alleged environmental contamination at the Rochester Fire Academy, located in Rochester, New York. The Company provided flammable materials to the Fire Academy, which were used in fire-fighting training. The Company and the seven other PRPs have been negotiating with the New York State Attorney General’s office. On November 15, 2005, the New York State Attorney General filed a complaint in the U.S. District Court, Western District of New York against all eight PRPs seeking recovery of expenses to remediate the site. The companies have reached a conceptual settlement with the NYS Attorney General, which if mutually acceptable terms are reached and the court approves the settlement, would result in the Company paying approximately $196,000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instructions G (3) of Form 10-K, the following list is included as an unnumbered item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders.

			Date First Elected
Name	Age	Positions Held	an Executive Officer	to Present Office
Robert L. Berman	49	Senior Vice President	2002	2005
Philip J. Faraci	51	Senior Vice President	2005	2005
Carl E. Gustin, Jr.	55	Senior Vice President	1994	1994
Joyce P. Haag	56	General Counsel and Senior Vice President	2005	2005
Mary Jane Hellyar	53	Senior Vice President	2005	2005
Kevin J. Hobert	42	Senior Vice President	2005	2005
James T. Langley	56	Senior Vice President	2003	2003
William J. Lloyd	67	Senior Vice President	2005	2005
Antonio M. Perez	61	Chairman of the Board, Chief Executive Officer	2003	2005
Frank S. Sklarsky	50	Chief Financial Officer and Executive Vice President	2006	2006
Diane E. Wilfong	45	Chief Accounting Officer and Corporate Controller	2006	2006

Executive officers are elected annually in February.

All of the executive officers have been employed by Kodak in various executive and managerial positions for at least five years, except: Mr. Hobert, who joined the Company on September 30, 2002; Mr. Perez, who joined the Company on April 2, 2003; Mr. Lloyd, who joined the Company on June 16, 2003; Mr. Langley, who joined the Company on August 18, 2003; Mr. Faraci, who joined the Company on December 6, 2004; and Mr. Sklarsky who joined the Company on October 30, 2006.

The executive officers’ biographies follow:

Robert L. Berman

Mr. Berman was appointed to the position of Director, Human Resources in January 2002 and was elected a Vice President of the Company in February 2002. In March 2005, he was elected a Senior Vice President by the Board of Directors. Prior to this position, Mr. Berman was the Associate Director of Human Resources and the Director and Divisional Vice President of Human Resources for Global Operations. His responsibility in that role included leadership in the delivery of strategic and operational human resources services to Kodak’s global manufacturing, supply chain and regional operations around the world. He has held a variety of key human resources positions for Kodak over his 24 year career, including the Director and Divisional Vice President of Human Resources for the Consumer Imaging business and the Human Resources Director for Kodak Colorado Division.

Philip J. Faraci

Mr. Faraci was named President, Consumer Digital Imaging Group in September 2005, effective January 1, 2006. He oversees Kodak’s consumer, digital capture, printing, kiosk, and imaging systems businesses. He joined Kodak as Director, Inkjet Systems Program in December 2004. In February 2005, he was elected a Senior Vice President of the Company. In June 2005, he was also named Director, Corporate Strategy & Business Development.

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

Carl E. Gustin, Jr.

Mr. Gustin joined Kodak as Vice President and General Manager of the Digital and Applied Imaging Division in August 1994. In October 1995, he was appointed to his present position as Chief Marketing Officer and Senior Vice President, Eastman Kodak Company, in addition to his role as acting President and General Manager of Digital and Applied Imaging, which he held through 1996.

As Chief Marketing Officer, Mr. Gustin has been breaking new ground in the areas of advertising and marketing in an effort to fuel new market growth while further enhancing and broadening the reach of the Kodak brand. His areas of responsibility include: corporate-wide general marketing, internet marketing, customer relationship marketing, presence marketing, corporate branding, new business incubation, multicultural marketing, business research and corporate design, as well as providing leadership and direction for the marketing functions across the Company.

Joyce P. Haag

Ms. Haag began her Kodak career in 1981, as a lawyer on the Legal Staff. She was elected Assistant Secretary in December 1991 and elected Corporate Secretary in February 1995. In January 2001, she was appointed to the additional position of Assistant General Counsel. In August 2003, she became Director, Marketing, Antitrust, Trademark & Litigation Legal Staff and in March 2004, she became General Counsel, Europe, Africa and Middle Eastern Region (EAMER). In July 2005, she was promoted to General Counsel and Senior Vice President.

Prior to joining the Kodak Legal Staff, Ms. Haag was an associate with Boylan, Brown, Code, Fowler Vigdor & Wilson LLP in Rochester, New York.

Mary Jane Hellyar

Mary Jane Hellyar joined Eastman Kodak Company in 1982 as a research scientist in the Kodak Research Laboratories. She held a variety of positions within R&D and in 1988 she joined film manufacturing as a product engineer for motion picture films. In 1992 Ms. Hellyar was named director of the Chemicals Development Division, responsible for process development of chemical components for Kodak. Following a one-year program at the Sloan School, she joined Consumer Imaging in the strategic planning function in 1994. In 1995 Ms. Hellyar became director of the Color Product Platform, responsible for development and commercialization of color negative films, papers and chemicals.

Effective May 1999, Ms. Hellyar was named general manager, Consumer Film Business, Consumer Imaging and was elected to Corporate Vice President. Subsequently, her responsibilities were expanded as general manager, Capture and Traditional Media, and in 2003 she added responsibilities for professional films.

In November 2004, Hellyar was named President, Display and Components Group. In January 2005, the Board of Directors elected her to Senior Vice President.

In September 2005, the Company moved to four vertical businesses. Ms. Hellyar became President, Film & Photofinishing Systems Group, while also continuing responsibility for Kodak’s Display business.

In January 2007, Mr. Hellyar’s business was renamed the Film Products Group reflecting its three core businesses: Entertainment Imaging, Film Capture, and Aerial and Industrial Markets. At the same time she assumed the added responsibility of President, Entertainment Imaging.

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

James T. Langley

Mr. Langley is President, Graphic Communications Group, and Senior Vice President. He joined Kodak as President, Commercial Printing, in August 2003. The Commercial Printing Group was renamed Graphic Communications Group in May 2004. In September 2003 he was elected to Senior Vice President of the Company.

He was Vice President of Commercial Printing at HP from March 2000 to August 2002. Prior to that assignment, Mr. Langley served for three years as Vice President of Inkjet Worldwide Office Printers, responsible for expanding the presence of HP’s inkjet products in new, higher-end markets. From August 1993 to June 1997, Mr. Langley served as the general manager of HP’s Vancouver Printer Division.

William J. Lloyd

Mr. Lloyd is Chief Technical Officer, and Senior Vice President. He joined Kodak in June 2003 as Director, Portfolio Planning and Analysis. In October 2003, he was named Director, Inkjet Systems Program, and was elected to Vice President of the Company. In February 2005, he was elected to Senior Vice President. His current title became effective March 1, 2005.

Prior to Kodak, Mr. Lloyd was President of the consulting firm, Inwit, Inc. focused on imaging technology. From November 2000 until March 2002, he served as Executive Vice President and Chief Technology Officer (CTO) of Gemplus International, the leading provider of smart card-based secure solutions for the wireless and financial markets.

In 2000, Mr. Lloyd served as the Co-CEO during the startup phase of Phogenix Imaging, a joint venture between Eastman Kodak and Hewlett-Packard.

Mr. Lloyd has extensive expertise in imaging and printing technologies, stemming from his 31-year career at Hewlett-Packard Company where he was Group Vice President and CTO for consumer imaging and printing. In his career at HP, Mr. Lloyd held a variety of positions in product development and research both in the U.S. and Japan. During his tenure in Japan (from 1990 until 1993) he directed the establishment of a branch of HP Laboratories.

Antonio M. Perez

Antonio M. Perez joined Kodak as President and Chief Operating Officer in April 2003, and was elected to the Company’s Board of Directors in October 2004. In May 2005, he was elected Chief Executive Officer and on January 1, 2006, he became Chairman of the Company’s Board of Directors.

Mr. Perez is leading the digital transformation of Kodak, aimed at delivering innovative digital products and services to consumer and commercial customers in the fastest-growing segments of the imaging industry.

Mr. Perez has extensive expertise in digital imaging technologies, stemming from a 25-year career at Hewlett-Packard Company (HP), where he was a corporate vice president and a member of the company’s Executive Council. As President of HP’s Consumer Business, Mr. Perez spearheaded the company’s efforts to build a business in digital imaging and electronic publishing, ultimately generating worldwide revenue of more than $16 billion.

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

Frank S. Sklarsky

Mr. Sklarsky joined Kodak on October 30, 2006 as Executive Vice President, and became the Chief Financial Officer effective November 13, 2006.

Prior to joining Kodak, Mr. Sklarsky was Executive Vice President and Chief Financial Officer of ConAgra Foods Inc.

Prior to joining ConAgra in 2004, Mr. Sklarsky was Vice President, Product Finance, at DaimlerChrysler, a position he held between 2001 and 2004. He returned to DaimlerChrysler to assist with the company’s turnaround efforts after spending more than one year as Vice President, Corporate Finance, and Vice President of Dell’s $5 billion consumer business. He first joined DaimlerChrysler in 1983, and held a series of increasingly responsible finance positions before leaving for Dell in 2000. At the time of his departure for Dell, he was DaimlerChrysler’s Vice President, Corporate Financial Activities. Prior to DaimlerChrysler, Mr. Sklarsky, a certified public accountant, served as a Senior Accountant at Ernst & Young International from 1978 to 1981.

Diane E. Wilfong

Ms. Wilfong was appointed Controller in September 2006. She began her Kodak career in July 1999, as Director – Finance and Vice President, Kodak Professional Division. In late 2000, she was named Assistant to the Chairman and President and Chief Executive Officer, where she served the Chairman’s office in an executive capacity until early 2003. At that time, she took an operating line position as General Manager, Graphics and Printing Systems SPG, in the Commercial Imaging Group (now the Graphic Communications Group). In late June 2005, Ms. Wilfong was appointed Director, Corporate Audit.

Prior to joining Kodak, Ms. Wilfong was Chief Financial Officer of Corning Asahi Video Products of Corning Incorporated, in Corning, New York. Ms. Wilfong joined Corning in 1990 and held a variety of management positions in its finance organization. Before joining Corning, Ms. Wilfong was an Audit Manager with PricewaterhouseCoopers in the Charlotte, North Carolina office of the firm.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Eastman Kodak Company common stock is principally traded on the New York Stock Exchange under the symbol “EK.” There are 63,219 shareholders of record of common stock as of January 31, 2007.

MARKET PRICE DATA

	2006		2005
Price per share:	High	Low	High	Low
1st Quarter	$30.91	$23.49	$35.19	$30.87
2nd Quarter	28.68	22.49	33.10	24.63
3rd Quarter	23.87	18.93	29.24	23.97
4th Quarter	27.57	21.93	25.14	20.77

DIVIDEND INFORMATION

The Company has a dividend policy whereby it makes semi-annual payments of dividends, when declared, on the Company’s 10th business day each July and December to shareholders of record on the close of the first business day of the preceding month.

On May 10, 2006, the Board of Directors declared a semi-annual cash dividend of $.25 per share payable to shareholders of record at the close of business on June 1, 2006. This dividend was paid on July 18, 2006. On October 17, 2006, the Board of Directors declared a semi-annual cash dividend of $.25 per share payable to shareholders of record at the close of business on November 1, 2006. This dividend was paid on December 14, 2006. The total dividends paid for the year ended December 31, 2006 was $144 million.

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

PERFORMANCE GRAPH - SHAREHOLDER RETURN

The following graph compares the performance of the Company’s common stock with the performance of the Standard & Poor’s 500 Composite Stock Price Index and the Dow Jones Industrial Index by measuring the changes in common stock prices from December 31, 2001, plus reinvested dividends.

The graph assumes that $100 was invested on December 31, 2001 in each of the Company’s common stock, the Standard & Poor’s 500 Composite Stock Price Index and the Dow Jones Industrial Index, and that all dividends were reinvested. In addition, the graph weighs the constituent companies on the basis of their respective market capitalizations, measured at the beginning of each relevant time period.

ITEM 6.	SELECTED FINANCIAL DATA

Refer to Summary of Operating Data on page 150.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

REVENUE RECOGNITION

The Company’s revenue transactions include sales of the following: products; equipment; software; services; equipment bundled with products and/or services and/or software; integrated solutions, and intellectual property licensing. The Company recognizes revenue when it is realized or realizable and earned. For the sale of multiple-element arrangements whereby equipment is combined with services, including maintenance and training, and other elements, including software and products, the Company allocates to, and recognizes revenue from, the various elements based on their fair value. For full service solutions sales, which consist of the sale of equipment and software which may or may not require significant production, modification or customization, there are two acceptable methods of accounting: percentage of completion accounting and completed contract accounting. For certain of the Company’s full service solutions, the completed contract method of accounting is being followed by the Company. This is due to insufficient historical experience resulting in the inability to provide reasonably dependable estimates of the revenues and costs applicable to the various stages of such contracts as would be necessary under the percentage of completion methodology. When the Company does have sufficient historical experience and the ability to provide reasonably dependable estimates of the revenues and the costs applicable to the various stages of these contracts, the Company will account for these full service solutions under the percentage of completion methodology. The timing and the amount of revenue recognized from the licensing of intellectual property depend upon a variety of factors, including the specific terms of each agreement and the nature of the deliverables and obligations. When the Company has continuing obligations related to a licensing arrangement, revenue related to the ongoing arrangement is recognized over the period of the obligation. Revenue is only recognized after all of the following criteria are met: (1) the Company has entered into a legally binding arrangement with a licensee of Kodak’s intellectual property, (2) Kodak has delivered the technology or intellectual property rights, (3) licensee payment is deemed fixed or determinable and free of significant uncertainties, and (4) collection from the licensee is reasonably assured.

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

Incremental direct costs of a customer contract in a transaction that results in the deferral of revenue are deferred and netted against revenue in proportion to the related revenue recognized in each period if: (1) an enforceable contract for the remaining deliverable items exists; and (2) delivery of the remaining items in the arrangement is expected to generate positive margins allowing realization of the deferred costs. Incremental direct costs are defined as costs that vary with and are directly related to the acquisition of a contract, which would not have been incurred but for the acquisition of the contract.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company records and maintains a provision for doubtful accounts for customers based on a variety of factors including the Company’s historical experience, the length of time the receivable has been outstanding and the financial condition of the customer. In addition, the Company regularly analyzes its customer accounts and, when it becomes aware of a specific customer’s inability to meet its financial obligations to the Company, such as in the case of bankruptcy filings or deterioration in the customer’s overall financial condition, records a specific provision for uncollectible accounts to increase the allowance to the amount that is estimated to be uncollectible. If circumstances related to specific customers were to change, the Company’s estimates with respect to the collectibility of the related receivables could be further adjusted. However, losses in the aggregate have not exceeded management’s expectations.

INVENTORIES

Inventories are stated at the lower of cost or market. The cost of all of the Company’s inventories is determined by either the “first-in, first-out” (FIFO) or average cost method, which approximates current cost. The Company provides inventory reserves for excess, obsolete or slow-moving inventory based on changes in customer demand, technology developments or other economic factors.

The Company reduces the carrying value of its inventory based on estimates of what is excess, slow-moving and obsolete, as well as inventory whose carrying value is in excess of net realizable value. These write-downs are based on current assessments about future demands, market conditions and related management initiatives. If, in the future, the Company determined that market conditions and actual demands are less favorable than those projected and, therefore, inventory was overvalued, the Company would be required to further reduce the carrying value of the inventory and record a charge to earnings at the time such determination was made. If, in the future, the Company determined that inventory write-downs were overstated and, therefore, inventory was undervalued, the Company would recognize the increase to earnings through higher gross profit at the time the related undervalued inventory was sold. However, actual results have not differed materially from management’s estimates.

On January 1, 2006, the Company elected to change its method of costing its U.S. inventories to the average cost method, which approximates FIFO, whereas in all prior years most of Kodak’s inventory in the U.S. was costed using the “last-in, first-out” (LIFO) method. The new method of accounting for inventory in the U.S. is deemed preferable because the average cost method provides better matching of revenue and expenses given the rapid technological change in the Company’s products. The average cost method also better reflects the cost of inventory on the Company’s Statement of Financial Position. Prior periods have been restated for comparative purposes in order to reflect the impact of this change in methodology from LIFO to average cost.

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

INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” The asset and liability approach underlying SFAS No. 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and tax basis of the Company’s assets and liabilities.

The Company records a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized. The valuation allowance as of December 31, 2006 of $1,849 million is attributable to $324 million of foreign net deferred tax assets, including certain net operating loss and capital loss carryforwards and $1,525 million of U.S. net deferred tax assets, including certain tax credits, which the Company believes it is not more likely than not that the assets will be realized. The Company has considered forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which the Company operates and prudent and feasible tax planning strategies in determining the need for these valuation allowances. If Kodak were to determine that it would not be able to realize a portion of its net deferred tax asset in the future, for which there is currently no valuation allowance, an adjustment to the net deferred tax assets would be charged to earnings in the period such determination was made. Conversely, if the Company were to make a determination that it is more likely than not that the deferred tax assets, for which there is currently a valuation allowance, would be realized, the related valuation allowance would be reduced and a benefit to earnings would be recorded.

The Company’s effective tax rate considers the impact of undistributed earnings of subsidiary companies outside of the U.S. Deferred taxes have not been provided for the potential remittance of such undistributed earnings, as it is the Company’s policy to indefinitely reinvest its retained earnings. However, from time to time and to the extent that the Company can repatriate overseas earnings on essentially a tax-free basis, the Company’s foreign subsidiaries will pay dividends to the U.S. Material changes in the Company’s working capital and long-term investment requirements could impact the decisions made by management with respect to the level and source of future remittances and, as a result, the Company’s effective tax rate. See Note 15, “Income Taxes.”

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

PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company accounts for its defined benefit pension plans and its other postretirement benefits in accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions,” and SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” These standards require that the amounts recognized in the financial statements be determined on an actuarial basis. See Note 17, “Retirement Plans,” and Note 18, “Other Postretirement Benefits,” for disclosure of (i) the nature of the Company’s plans, (ii) the amount of income and expense included in the Company’s Consolidated Statement of Operations for the years ended December 31, 2006, 2005 and 2004, (iii) the Company’s contributions and estimated future funding requirements and (iv) the amount of unrecognized losses at December 31, 2006 and 2005.

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

The Company reviews its EROA assumption annually for the Kodak Retirement Income Plan (KRIP). To facilitate this review, every three years, or when market conditions change materially, the Company undertakes a new asset and liability study to reaffirm the current asset allocation and the related EROA assumption. In March 2005, a new asset and liability modeling study was completed and the KRIP EROA assumption for 2005 and 2006 was 9.0%. The KRIP EROA assumption is expected to remain at 9.0% for 2007 as well. Given the increase in the discount rate of 50 basis points from 5.50% for 2006 to 6.00% for 2007, changes in demographic assumptions resulting from the completion of assumption studies in 2005, and a decrease in amortization expense relating to unrecognized actuarial losses in accordance with SFAS No. 87, total pension income from continuing operations before special termination benefits, curtailments and settlements for the major funded and unfunded defined benefit plans in the U.S. is expected to increase from $99 million in 2006 to $133 million in 2007. Pension expense from continuing operations before special benefits, curtailments and settlements in the Company’s major funded and unfunded non-U.S. defined benefit plans is projected to decrease from $85 million in 2006 to $54 million in 2007, which is primarily attributable to decreased service cost and amortization expense relating to the unrecognized prior service cost from the Company’s restructuring actions. Additionally, due in part to the increase in the discount rate from 5.50% for 2006 to 5.75% for 2007 and an increase in amortization expense relating to the unrecognized actuarial losses, the Company expects the cost, before curtailment and settlement gains and losses, of its most significant postretirement benefit plan, the U.S. plan, to approximate $184 million in 2007, as compared with $175 million for 2006.

The following table illustrates the sensitivity to a change to certain key assumptions used in the calculation of expense for the year ending December 31, 2007 and the projected benefit obligation (PBO) at December 31, 2006 for the Company’s major U.S. and non-U.S. defined benefit pension plans:

	Impact on 2007 Pre-Tax Pension Expense Increase (Decrease)		Impact on PBO December 31, 2006 Increase (Decrease)
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in assumption:
25 basis point decrease in discount rate	$(2)	$12	$150	$140
25 basis point increase in discount rate	2	(12)	(142)	(132)
25 basis point decrease in EROA	15	8
25 basis point increase in EROA	(15)	(8)

ENVIRONMENTAL COMMITMENTS

Environmental liabilities are accrued based on estimates of known environmental remediation exposures. The liabilities include accruals for sites owned by Kodak, sites formerly owned by Kodak, and other third party sites where Kodak was designated as a potentially responsible party (PRP). The amounts accrued for such sites are based on these estimates, which are determined using the ASTM Standard E 2137-01, “Standard Guide for Estimating Monetary Costs and Liabilities for Environmental Matters.” The overall method includes the use of a probabilistic model that forecasts a range of cost estimates for the remediation required at individual sites. The Company’s estimate includes equipment and operating costs for remediation and long-term monitoring of the sites. Such estimates may be affected by changing determinations of what constitutes an environmental liability or an acceptable level of remediation. Kodak’s estimate of its environmental liabilities may also change if the proposals to regulatory agencies for desired methods and outcomes of remediation are viewed as not acceptable, or additional exposures are identified. The Company has an ongoing monitoring and identification process to assess how activities, with respect to the known exposures, are progressing against the accrued cost estimates, as well as to identify other potential remediation issues that are presently unknown.

STOCK-BASED COMPENSATION

The Company accounts for its stock options and other forms of stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment,” as interpreted by Financial Accounting Standards Board (FASB) Staff Positions No. 123R-1, 123R-2, 123R-3, 123R-4, 123 R-5, and 123 R-6, using the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” effective January 1, 2005.

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

The Company early adopted the provisions of SFAS No. 123R on January 1, 2005, utilizing the modified prospective approach of adoption. Previously, the Company accounted for its employee stock incentive plans under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and the related interpretations under FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.” Accordingly, no stock-based employee compensation cost was reflected in net earnings for the year ended December 31, 2004, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

KODAK OPERATING MODEL AND REPORTING STRUCTURE

As of and for the year ended December 31, 2006 the Company had four reportable segments: Consumer Digital Imaging Group (CDG), Film & Photofinishing Systems Group (FPG), Graphic Communications Group (GCG), and Health Group (KHG). The balance of the Company’s operations, which individually and in the aggregate do not meet the criteria of a reportable segment, are reported in All Other. A description of the segments is as follows:

Consumer Digital Imaging Group Segment (CDG): The CDG segment encompasses digital capture, kiosks, home printing systems, digital imaging services and imaging sensors. This segment provides consumers and professionals with digital products and services, and includes the licensing activities related to the Company’s intellectual property in this product category.

Film & Photofinishing Systems Group Segment (FPG): The FPG segment encompasses consumer and professional film, photographic paper and photofinishing, aerial and industrial film, and entertainment products and services. This segment provides consumers, professionals and cinematographers with traditional products and services.

Graphic Communications Group Segment (GCG): The Graphic Communications Group segment serves a variety of customers in the creative, in-plant, data center, commercial printing, packaging, newspaper and digital service bureau market segments with a range of software, media and hardware products that provide customers with a variety of solutions for prepress equipment, workflow software, digital and traditional printing, document scanning and multi-vendor IT services. Products include digital and traditional prepress consumables, including plates, chemistry, and media; workflow and proofing software; color and black and white electrophotographic equipment and consumables; high-speed, high-volume continuous inkjet printing systems; wide-format inkjet printers; high-speed production document scanners; micrographic peripherals; and media (including micrographic films). The Company also provides maintenance and professional services for Kodak and other manufacturers’ products, as well as providing imaging services to customers.

Health Group Segment (KHG): The KHG segment provides digital medical imaging and information products, and systems and solutions, which are key components of sales and earnings growth. These include laser imagers, digital print films, computed and digital radiography systems, dental radiographic imaging systems, dental practice management software (DPMS), advanced picture-archiving and communications systems (PACS), and healthcare information solutions (HCIS). Products of the Health Group segment also include traditional analog medical and dental films, chemicals, and processing equipment and related services. The Company’s history in traditional analog imaging has made it a worldwide leader in this area and has served as the foundation for building its important digital imaging business. The Health Group segment serves the general radiology market and specialty health markets, including dental, mammography, orthopedics and oncology. The segment also provides molecular imaging for the biotechnology research market.

All Other: All Other is composed of Kodak’s display business, business development and other small, miscellaneous businesses. The development initiatives in consumer inkjet technologies continue to be reported in All Other through the end of 2006.

Prior period segment results have been restated to conform to the current period segment reporting structure.

DETAILED RESULTS OF OPERATIONS
Net Sales from Continuing Operations by Reportable Segment and All Other (1)

(in millions)	2006	Change	2005	Change	2004
Consumer Digital Imaging Group
Inside the U.S.	$1,872	- 8%	$2,034	+41%	$1,440
Outside the U.S.	1,048	-11	1,181	+28	926
Total Consumer Digital Imaging Group	2,920	- 9	3,215	+36	2,366
Film & Photofinishing Systems Group
Inside the U.S.	1,359	-23	1,767	-29	2,476
Outside the U.S.	2,797	-21	3,558	-22	4,575
Total Film & Photofinishing Systems Group	4,156	-22	5,325	-24	7,051
Graphic Communications Group
Inside the U.S.	1,248	+16	1,079	+ 84	587
Outside the U.S.	2,384	+25	1,911	+152	757
Total Graphic Communications Group	3,632	+21	2,990	+122	1,344
Health Group
Inside the U.S.	914	-13	1,052	- 6	1,114
Outside the U.S.	1,583	- 1	1,603	+2	1,572
Total Health Group	2,497	- 6	2,655	- 1	2,686
All Other
Inside the U.S.	52	+11	47	+15	41
Outside the U.S.	17	-53	36	+24	29
Total All Other	69	-17	83	+19	70
Total Net Sales	$13,274	- 7%	$14,268	+6%	$13,517

____________________

(1)  Sales are reported based on the geographic area of destination.

Earnings (Loss) from Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes by Reportable Segment and All Other

(in millions)	2006	Change	2005	Change	2004
Consumer Digital Imaging Group	$1	+101%	$(131)	+31%	$(189)
Film & Photofinishing Systems Group	358	- 34	540	- 37	854
Graphic Communications Group	141	+444	(41)	+55	(91)
Health Group	278	- 25	370	- 24	484
All Other	(214)	+7	(231)	+10	(257)
Total of segments	564	+11	507	-37	801
Restructuring costs and other	(768)		(1,118)		(901)
Adjustments to legal reserves/(settlements)	2		(21)		(6)
Interest expense	(262)		(211)		(168)
Other income (charges), net	118		44		161
Consolidated loss from continuing
operations before income taxes	$(346)	+57%	$(799)	- 607%	$(113)

2006 COMPARED WITH 2005

RESULTS OF OPERATIONS - CONTINUING OPERATIONS

CONSOLIDATED

Worldwide Revenues
Net worldwide sales were $13,274 million for 2006 as compared with $14,268 million for 2005, representing a decrease of $994 million or 7%. The decrease in net sales was primarily due to declines in volumes and unfavorable price/mix, which decreased sales by approximately 9.1 and 2.8 percentage points, respectively. The decrease in volumes was primarily driven by declines in the consumer film capture SPG, photofinishing services SPG, and consumer output SPG within the FPG segment; the consumer digital capture SPG within the CDG segment; the digital output SPG and radiology film SPG within the KHG segment; and the traditional prepress consumables SPG within the GCG segment. Unfavorable price/mix was primarily driven by the consumer film capture SPG and consumer output SPG within the FPG segment; the kiosk SPG and consumer digital capture SPG within the CDG segment; and the traditional prepress consumables SPG and digital prepress consumables SPG within the GCG segment. These decreases were partially offset by the acquisitions of Kodak Polychrome Graphics (KPG) and Creo in the prior year, which together contributed $639 million or approximately 4.4 percentage points of an increase to the current year. Sales were also positively impacted by favorable foreign exchange, which increased net sales by $68 million or approximately 0.5 percentage points.

Net sales in the U.S. were $5,445 million for 2006 as compared with $5,979 million for the prior year, representing a decrease of $534 million, or 9%. Net sales outside the U.S. were $7,829 million for the current year as compared with $8,289 million for the prior year, representing a decrease of $460 million, or 6%, which includes the positive impact of foreign currency fluctuations of $68 million, or approximately 1%.

Digital Strategic Product Groups’ Revenues
The Company’s digital product sales, including new technologies product sales, were $7,736 million for 2006 as compared with $7,428 million for the prior year, representing an increase of $308 million, or 4%, primarily driven by the Creo and KPG acquisitions, partially offset by the decline in digital cameras within the consumer digital capture SPG of the CDG segment. Product sales from new technologies, which are included in digital product sales, were $49 million in the current year and $57 million in the prior year.

Traditional Strategic Product Groups’ Revenues
Net sales of the Company’s traditional products were $5,538 million for 2006 as compared with $6,840 million for the prior year, representing a decrease of $1,302 million, or 19%, primarily driven by declines in the consumer film capture SPG, the photofinishing services SPG and the consumer output SPG.

Foreign Revenues
The Company’s operations outside the U.S. are reported in three regions: (1) the Europe, Africa and Middle East region (EAMER), (2) the Asia Pacific region and (3) the Canada and Latin America region. Net sales in EAMER were $4,065 million for 2006 as compared with $4,223 million for 2005, representing a decrease of $158 million, or 4%. The decrease in net sales for the year included the favorable impact of foreign currency fluctuations of 1%. Net sales in the Asia Pacific region were $2,396 million for 2006 as compared with $2,652 million for 2005, representing a decrease of $256 million, or 10%. The impact of foreign exchange on net sales for the period was immaterial. Net sales in the Canada and Latin America region were $1,368 million for 2006 as compared with $1,414 million for 2005, representing a decrease of $46 million, or 3%. The decrease in net sales for the year included the favorable impact of foreign currency fluctuations of 2%.

Gross Profit
Gross profit was $3,368 million for 2006 as compared with $3,618 million for 2005, representing a decrease of $250 million, or 7%. The gross profit margin was 25.4% in the current year as compared with 25.4% in the prior year. Favorable price/mix and foreign exchange positively impacted gross profit margins by approximately 0.7 percentage points and 0.1 percentage points, respectively. Additionally, the prior year acquisitions of KPG and Creo favorably impacted gross profit margins by approximately 0.3 percentage points.

These increases were offset by declines in volume, which reduced gross profit margins by approximately 0.6 percentage points, and increased manufacturing and other costs, which reduced gross profit margins by approximately 0.5 percentage points and were largely driven by increased silver and aluminum commodity costs.

The positive price/mix impact referred to above was primarily driven by extensions and amendments of existing license arrangements and a new licensing arrangement within the consumer digital capture SPG. The non-recurring portions of these licensing arrangements contributed approximately 1.4% of revenue to consolidated gross profit dollars in the current year, as compared with 0.4% of revenue to consolidated gross profit dollars for similar arrangements in the prior year. The positive impact of these arrangements was partially offset by negative price/mix within the consumer film capture SPG and consumer output SPG within the FPG segment; the digital capture solutions SPG within the KHG segment; and the kiosk SPG and consumer digital capture SPG within the CDG segment. The volume declines were primarily driven by the consumer film capture SPG and consumer output SPG within the FPG segment; and the consumer digital capture SPG within the CDG segment.

Selling, General and Administrative Expenses
SG&A expenses were $2,389 million for 2006 as compared with $2,668 million for the prior year, representing a decrease of $279 million, or 10%. SG&A as a percentage of sales decreased from 19% from the prior year to 18% in the current year. The decrease in SG&A is primarily attributable to ongoing Company-wide cost reduction initiatives, partially offset by $45 million of spending related to the Company’s exploration of strategic alternatives for the Health Group. The Company announced on January 10, 2007 that it has reached an agreement to sell the Health Group to Onex Corporation for as much as $2.55 billion. The transaction is expected to close in the first half of 2007.

Research and Development Costs
R&D costs were $710 million for 2006 as compared with $892 million for 2005, representing a decrease of $182 million, or 20%. R&D as a percentage of sales was 5% for the current year as compared with the prior year of 6%. This decrease was primarily driven by: (1) write-offs in the prior year of purchased in-process R&D associated with acquisitions made during 2005 of $54 million, (2) significant spending reductions related to traditional products and services, (3) lower R&D spending related to the display business, and (4) integration synergies within the GCG segment.

Restructuring Costs and Other
Restructuring costs and other were $471 million for 2006 as compared with $690 million for 2005, representing a decrease of $219 million or 32%. These costs, as well as the restructuring-related costs reported in cost of goods sold, are discussed in further detail under “RESTRUCTURING COSTS AND OTHER” below.

Loss From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes
The loss from continuing operations before interest, other income (charges), net and income taxes for 2006 was $202 million as compared with a loss of $632 million for 2005, representing an improvement in earnings of $430 million. This change is attributable to the reasons described above.

Interest Expense
Interest expense for 2006 was $262 million as compared with $211 million for the prior year, representing an increase of $51 million, or 24%. Higher interest expense is primarily attributable to increased levels of debt associated with the prior year acquisitions of KPG and Creo, and higher interest rates.

Other Income (Charges), Net
The other income (charges), net component includes investment income, income and losses from equity investments, gains and losses on the sales of assets and investments and foreign exchange gains and losses. Other income for the current year was $118 million as compared with other income of $44 million for the prior year. The increase of $74 million is primarily attributable to: (1) a year-over-year increase in interest income of $35 million, (2) lower losses on foreign exchange, which resulted in an increase in other income of $28 million, and (3) lower impairment charges recorded in the current year than in the prior year, which increased other income by $33 million. These increases were partially offset by lower gains on sales of property, assets and investments, which declined $9 million from prior year, and a loss on the early extinguishment of debt in the current year of $9 million.

Loss From Continuing Operations Before Income Taxes
The loss from continuing operations before income taxes for 2006 was $346 million as compared with a loss of $799 million for 2005, representing an improvement in earnings of $453 million. This change is attributable to the reasons described above.

Income Tax (Benefit) Provision
The Company’s annual effective tax rate from continuing operations increased from a provision rate of 69% for 2005 to a provision rate of 73% for 2006. The change is primarily attributable to the inability to recognize a benefit from losses in the U.S. and in certain jurisdictions outside the U.S., as a result of the requirement to record a valuation allowance against net deferred tax assets in those jurisdictions that the Company has determined it is no longer more likely than not that these net deferred tax assets will be realized.

During the year ended December 31, 2006, the Company recorded a tax provision of $254 million representing an income tax rate on losses from continuing operations of 73%. The income tax rate of 73% for the year ended December 31, 2006 differs from the Company’s statutory tax rate of 35% primarily due to the inability to benefit losses in the U.S. and in certain jurisdictions outside the U.S., which resulted in the recording of the valuation allowance charge against net deferred tax assets in the amount of $393 million. Some of the other significant items that caused the difference from the statutory tax rate include: (1) non-U.S. tax benefits of $40 million associated with restructuring costs and property sales of $728 million; (2) a benefit of $16 million associated with rate differentials on operations outside the U.S.; (3) a benefit of $14 million associated with export sales and manufacturing credits; and (4) a tax charge of $13 million resulting from changes to the allocation of the purchase price to the respective jurisdictions associated with the finalization of purchase accounting for KPG and Creo.

On October 3, 2006, the Company filed a claim for a federal tax refund of approximately $650 million related to a 1994 loss recognized on the sale of shares of stock in a subsidiary that was disallowed at that time under Internal Revenue Service (IRS) regulations. Since that time, the IRS has issued new regulations that serve as the basis for this refund claim. Due to the uncertainty of the claim, the Company, in accordance with its accounting policies, has not recorded a tax benefit related to this refund claim.

Valuation Allowance – Outside the U.S.
During the fourth quarter of 2006, based on the Company’s assessment of positive and negative evidence regarding the realization of the net deferred tax assets, the Company recorded additional valuation allowances of $90 million against its net deferred tax assets in certain jurisdictions outside the U.S. In accordance with SFAS No. 109, the Company’s assessment included the evaluation of scheduled reversals of deferred tax assets and liabilities, estimates of projected future taxable income, carryback potential and tax planning strategies. Based on the Company’s assessment of realizability, the Company concluded that it was no longer more likely than not that these net deferred tax assets would be realized and, as such, recorded a valuation allowance of $90 million.

Loss From Continuing Operations
The loss from continuing operations for 2006 was $600 million, or $2.09 per basic and diluted share, as compared with a loss from continuing operations for 2005 of $1,354 million, or $4.70 per basic and diluted share, representing an improvement in earnings of $754 million. This change is attributable to the reasons described above.

CONSUMER DIGITAL IMAGING GROUP

Worldwide Revenues
Net worldwide sales for the Consumer Digital Imaging Group (CDG) segment were $2,920 million for 2006 as compared with $3,215 million for 2005, representing a decrease of $295 million, or 9%. The decrease in net sales was comprised of: (1) declines in volumes, which reduced net sales by approximately 5.8 percentage points, driven primarily by the consumer digital capture SPG, and (2) unfavorable price/mix, which decreased sales by approximately 3.8 percentage points, driven primarily by declines in the kiosk SPG and consumer digital capture SPG. The negative price/mix impact includes the positive effects to the consumer digital capture SPG of extensions and amendments of existing license arrangements and a new licensing arrangement, portions of which were non-recurring. These arrangements provide the Company with a return on portions of historical R&D investments and similar opportunities are expected to have a continuing impact on the results of operations. These declines were partially offset by positive foreign exchange, which increased net sales by approximately 0.4 percentage points.

CDG segment net sales in the U.S. were $1,872 million for the current year as compared with $2,034 million for the prior year, representing a decrease of $162 million, or 8%. CDG segment net sales outside the U.S. were $1,048 million for the current year as compared with $1,181 million for the prior year, representing a decrease of $133 million, or 11%.

Net worldwide sales of consumer digital capture products, which include consumer digital cameras, accessories, memory products, imaging sensors, and intellectual property royalties, decreased 17% in 2006 as compared with the prior year, primarily reflecting volume decreases, as well as negative price/mix. The negative price/mix impact includes the positive impacts of extensions and amendments of existing license arrangements and a new licensing arrangement, as mentioned above. These arrangements provide the Company with a return on portions of historical R&D investments and similar opportunities are expected to have a continuing impact on the results of operations. According to the NPD Group’s consumer tracking service, Kodak EasyShare digital cameras were number one in unit market share in the U.S. for the year 2006. On a year-to-date basis through November, the Company remains in the top three unit market share position on a worldwide basis for consumer digital cameras.

Net worldwide sales of picture maker kiosks/media (the kiosk SPG) increased 11% in 2006 as compared with 2005, as a result of significant volume increases, partially offset by negative price/mix. Sales continue to be driven by strong consumable sales at retail locations with 4x6 media volumes increasing 53% versus last year.

Net worldwide sales of the home printing solutions SPG, which includes inkjet photo paper and printer docks/media, decreased 2% in the current year as compared with the prior year, driven by negative price/mix, partially offset by volume increases. On a year-to-date basis through November, the Company’s printer dock product held a leading market share position in the U.S., U.K., and Australia.

Gross Profit
Gross profit for the CDG segment was $675 million for 2006 as compared with $598 million for the prior year, representing an increase of $77 million or 13%. The gross profit margin was 23.1% in the current year as compared with 18.6% in the prior year. The 4.5 percentage point increase was primarily attributable to improvements in price/mix, which impacted gross profit margins by approximately 4.8 percentage points, primarily due to extensions and amendments to existing license arrangements during the current year, and a new licensing arrangement, as mentioned above. The impact of the non-recurring portions of these licensing arrangements contributed approximately 6.5% of revenue to segment gross profit dollars in 2006, as compared with 1.8% of revenue to segment gross profit dollars for similar arrangements in 2005. Additionally, foreign exchange positively impacted gross profit margins by approximately 0.2 percentage points. These increases were partially offset by increased manufacturing costs, which reduced gross profit margins by approximately 0.3 percentage points, and volume declines, which negatively impacted gross profit margins by approximately 0.2 percentage points.

Selling, General and Administrative Expenses
SG&A expenses for the CDG segment decreased $48 million, or 9%, from $551 million in 2005 to $503 million in the current year, and remained constant as a percentage of sales at 17%. This decrease was primarily driven by a decline in advertising spending as a result of focused cost reduction activities.

Research and Development Costs
R&D costs for the CDG segment decreased $8 million, or 4%, from $179 million in 2005 to $171 million in the current year and remained constant as a percentage of sales at 6%.

Earnings (Loss) From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes
Earnings from continuing operations before interest, other income (charges), net and income taxes for the CDG segment were $1 million in 2006 compared with a loss of $131 million in 2005, representing an increase in earnings of $132 million or 101%, as a result of the factors described above.

FILM AND PHOTOFINISHING SYSTEMS GROUP

Worldwide Revenues
Net worldwide sales for the Film and Photofinishing Systems Group (FPG) segment were $4,156 million for 2006 as compared with $5,325 million for 2005, representing a decrease of $1,169 million, or 22%. The decrease in net sales was comprised of: (1) lower volumes, which decreased 2006 sales by approximately 20.5 percentage points, driven primarily by declines in the consumer film capture SPG, the consumer output SPG, and the photofinishing services SPG; and (2) declines related to negative price/mix, which reduced net sales by approximately 1.9 percentage points, primarily driven by the consumer film capture SPG and the consumer output SPG. These declines were partially offset by favorable foreign exchange, which increased net sales by approximately 0.4 percentage points.

FPG segment net sales in the U.S. were $1,359 million for the current year as compared with $1,767 million for 2005, representing a decrease of $408 million, or 23%. FPG segment net sales outside the U.S. were $2,797 million for 2006 as compared with $3,558 million for the prior year, representing a decrease of $761 million, or 21%.

Net worldwide sales of the consumer film capture SPG, including consumer roll film (35mm and APS film), one-time-use cameras (OTUC), professional films, reloadable traditional film cameras and batteries/videotape, decreased 29% in 2006 as compared with 2005, primarily reflecting industry volume declines.

Net worldwide sales for the consumer and professional output SPGs, which include color negative paper and photochemicals, decreased 20% in 2006 as compared with 2005, primarily reflecting industry volume declines and negative price/mix.

Net worldwide sales for the photofinishing services SPG, which includes equipment and photofinishing services at retail on-site and Qualex in the U.S. and CIS (Consumer Imaging Services) outside the U.S., decreased 45% in 2006 as compared with 2005, reflecting continuing volume declines in the development and processing of consumer films.

Net worldwide sales for the entertainment imaging SPGs, including origination, intermediate, and print films for the entertainment industry decreased 2%, primarily reflecting origination film volume declines and negative price/mix for print film, partially offset by volume increases for intermediate film. These results also reflect more conservative motion picture release strategies by major studios including the maturation of industry practice regarding simultaneous worldwide releases of major feature films.

Gross Profit
Gross profit for the FPG segment was $1,068 million for 2006 as compared with $1,630 million for the prior year, representing a decrease of $562 million or 34%. The gross profit margin was 25.7% in the current year as compared with 30.6% in 2005. The 4.9 percentage point decrease was primarily attributable to increased manufacturing costs, which reduced gross profit margins by approximately 4.3 percentage points. These increased costs were driven by increased depreciation expense principally due to asset useful life changes in the third quarter of 2005 and higher silver costs. Volume declines negatively impacted gross profit margins by approximately 0.7 percentage points, partially offset by the favorable impact of foreign exchange, which increased gross profit margins by approximately 0.2 percentage points. The impact of price/mix on gross profit margins was not significant.

Selling, General and Administrative Expenses
SG&A expenses for the FPG segment decreased $331 million, or 33%, from $1,001 million in 2005 to $670 million in the current year, and decreased as a percentage of sales from 19% in the prior year to 16% in the current year. The decline in SG&A was attributable to ongoing Company-wide cost reduction initiatives.

Research and Development Costs
R&D costs for the FPG segment decreased $49 million, or 55%, from $89 million in 2005 to $40 million in the current year and decreased as a percentage of sales from 2% in the prior year to 1% in the current year. The decrease in R&D was primarily attributable to significant reductions in spending related to traditional products and services.

Earnings From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes
Earnings from continuing operations before interest, other income (charges), net and income taxes for the FPG segment were $358 million in 2006 compared with earnings of $540 million in 2005, representing a decrease of $182 million or 34%, resulting from the factors outlined above.

GRAPHIC COMMUNICATIONS GROUP

On April 1, 2005, the Company became the sole owner of KPG through the redemption of Sun Chemical Corporation’s 50 percent interest in the KPG joint venture. Under the terms of the transaction, the Company redeemed all of Sun Chemical’s shares in KPG by providing $317 million in cash at closing and by entering into two notes payable arrangements, one that will be payable within the U.S. (the U.S. note) and one that will be payable outside of the U.S. (the non-U.S. note), that required a principal and interest payment of $200 million in the third quarter of 2006, and payments of $50 million annually from 2008 through 2013. The total payments due under the U.S. note and the non-U.S. note are $100 million and $400 million, respectively. The aggregate fair value of these notes payable arrangements of approximately $395 million as of the acquisition date was recorded as long-term debt in the Company’s Consolidated Statement of Financial Position.

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

During the second quarter of 2006, the Company indicated that, as a result of ongoing integration of acquisitions within the Graphic Communications Group, it had become increasingly difficult to report results by the discrete businesses that were acquired. Therefore, beginning with the third quarter of 2006, results for the GCG segment are reported using the following SPG structure:

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

  Commercial Inkjet Printing Solutions – Versamark equipment, consumables and service

  Workflow and Prepress – workflow software, output devices, proofing equipment, and services

  Other Digital – electrophotographic black and white equipment and consumables, document scanners and services, wide-format inkjet, imaging services

  Traditional – analog plates, graphics and other films, paper, media equipment, archival products

As the GCG segment completes its integration process and further aligns the discrete businesses, starting in the first quarter of 2007, the GCG segment results will be reported using the following organizational structure:

  Enterprise Solutions - workflow software and digital controller development

  Digital Printing Solutions - all continuous inkjet and electrophotographic products, including equipment, consumables and service

  Prepress Solutions - prepress consumables; output devices; wide-format inkjet printers, media, and inks; proofing hardware, media and software; and related services

  Document Imaging Business - document scanners and services, and imaging services

Worldwide Revenues
Net worldwide sales for the Graphic Communications Group segment were $3,632 million for 2006 as compared with $2,990 million for the prior year, representing an increase of $642 million, or 21%. The increase in net sales was primarily due to the KPG and Creo acquisitions in 2005, which together contributed $639 million or approximately 21.4 percentage points to the year-over-year increase in sales. Also contributing to the increase in net sales were volume increases, which increased sales by approximately 4.3 percentage points and which were largely attributable to the digital prepress consumables SPG, and favorable foreign exchange, which increased sales by approximately 0.8 percentage points.

These increases were partially offset by negative price/mix, which decreased 2006 net sales by approximately 5.0 percentage points, primarily driven by the digital prepress consumables SPG, the traditional prepress consumables SPG, the NexPress color SPG, and the workflow and prepress SPG.

Net sales in the U.S. were $1,248 million for 2006 as compared with $1,079 million for the prior year, representing an increase of $169 million, or 16%. Net sales outside the U.S. were $2,384 million in 2006 as compared with $1,911 million for the prior year, representing an increase of $473 million, or 25%.

Digital Strategic Product Groups’ Revenues
The Graphic Communications Group segment digital product sales are comprised of the digital prepress consumables SPG; NexPress color SPG; commercial inkjet printing solutions SPG; workflow and prepress systems SPG; and other digital SPGs.

Digital product sales for the Graphic Communications Group segment were $3,085 million for 2006 as compared with $2,437 million for the prior year, representing an increase of $648 million, or 27%. The increase in digital product sales was primarily attributable to the acquisitions of KPG and Creo in the prior year, which generated revenues in the workflow and prepress SPG and the digital prepress consumables SPG.

Net worldwide sales for the NexPress color SPG increased 41% driven by strong volume increases. Sales from NexPress color equipment and consumables increased 50% from the prior year, while direct image press equipment sales declined 24% year-over-year. The installed base of digital production color presses continues to grow, resulting in higher page volumes and increased consumables revenue.

Net worldwide sales of commercial inkjet printing solutions increased 3% year-over-year, reflecting volume increases for services and consumables, partially offset by negative price/mix.

Net worldwide sales of other digital products and services decreased 6% year-over-year, primarily driven by volume declines. Sales declines for electrophotographic black and white equipment and consumables, and wide-format inkjet, were partially offset by sales increases for document scanners.

Traditional Strategic Product Groups’ Revenues
Segment traditional product sales are primarily comprised of sales of traditional graphics products, including films, paper, media, equipment and analog plates. These sales were $547 million for 2006 compared with $553 million for the prior year, representing a decrease of $6 million, or 1%. The decrease in sales was primarily attributable to declines in analog plates and graphic films as the industry continues to transition to digital partially offset by the impact of the acquisition of KPG in the prior year.

Gross Profit
Gross profit for the Graphic Communications Group segment was $1,034 million for 2006 as compared with $799 million in the prior year, representing an increase of $235 million, or 29%. This increase was primarily attributable to the acquisitions of KPG and Creo in 2005, which together contributed $197 million to the year-over-year increase in gross profit. The gross profit margin was 28.5% in 2006 as compared with 26.7% in the prior year period. The increase in the gross profit margin of 1.8 percentage points was primarily attributable to favorable price/mix, which increased gross profit margins by approximately 1.1 percentage points and was largely driven by the workflow and prepress SPG and the digital prepress consumables SPG. Also contributing to the increase in gross profit margins were: (1) reductions in manufacturing and other costs, which increased gross profit margins by approximately 0.4 percentage points, and (2) the acquisitions of Creo and KPG, which increased gross profit margins by approximately 0.6 percentage points. These increases were partially offset by unfavorable foreign exchange, which negatively impacted gross profit margins by approximately 0.4 percentage points. The impact from volume on gross profit margins was not significant.

Selling, General and Administrative Expenses
SG&A expenses for the Graphic Communications Group segment were $695 million for 2006 as compared with $562 million in the prior year, representing an increase of $133 million, or 24%, and remained constant as a percentage of sales at 19%. The increase in SG&A is primarily attributable to $148 million of SG&A costs associated with the acquired KPG and Creo businesses, and redistribution of corporate costs associated with bringing acquired businesses into the Kodak portfolio, partially offset by integration synergies.

Research and Development Costs
R&D costs for the Graphic Communications Group segment decreased $80 million, or 29%, from $278 million for 2005 to $198 million for 2006, and decreased as a percentage of sales from 9% for 2005 to 5% for the current year. The decrease was primarily driven by $52 million of write-offs in 2005 for purchased in-process R&D associated with acquisitions, and was also driven by integration synergies.

Earnings (Loss) From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes
Earnings from continuing operations before interest, other income (charges), net and income taxes for the Graphic Communications Group segment were $141 million in 2006 compared with a loss of $41 million in 2005. This increase in earnings is attributable to the reasons outlined above.

HEALTH GROUP

Worldwide Revenues
Net worldwide sales for the Health Group segment were $2,497 million for 2006 as compared with $2,655 million for the prior year, representing a decrease of $158 million, or 6%. The decrease in sales was attributable to declines in volume of approximately 5.6 percentage points, primarily driven by the digital output and radiology film SPGs, partially offset by the growth in the digital capture, and healthcare information SPGs. Unfavorable price/mix reduced sales by approximately 0.8 percentage points, primarily driven by the digital capture SPG and digital output SPG, partially offset by favorable price/mix in the dental SPG. These decreases were partially offset by favorable foreign exchange, which increased sales by approximately 0.4 percentage points.

Net sales in the U.S. were $914 million for 2006 as compared with $1,052 million for 2005, representing a decrease of $138 million, or 13%. Net sales outside the U.S. were $1,583 million for 2006 as compared with $1,603 million for the prior year, representing a decrease of $20 million, or 1%.

Digital Strategic Product Groups’ Revenues
Health Group segment digital sales, which include digital output (DryView laser imagers/media and wet laser printers/media), digital capture systems (computed radiography and digital radiography equipment), digital dental systems (practice management software and digital and computed radiography capture equipment), healthcare information solutions (Picture Archiving and Communications Systems (PACS), Radiology Information Systems (RIS) and Information Management Solutions (IMS)), and associated services were $1,682 million for 2006 as compared with $1,719 million for 2005, representing a decrease of $37 million, or 2%. This sales decline was driven by lower revenues in the digital output SPG, partially offset by growth in the digital capture SPG, digital dental SPG, and healthcare information solutions SPG.

Traditional Strategic Product Groups’ Revenues
Segment traditional product sales, including analog and dental film, equipment, service, and chemistry, were $815 million for 2006 as compared with $936 million for 2005, representing a decrease of $121 million, or 13%. This decline was largely driven by declines in traditional radiology film sales.

Gross Profit
Gross profit for the Health Group segment was $912 million for 2006 as compared with $1,021 million in the prior year, representing a decrease of $109 million, or 11%. The gross profit margin was 36.5% in 2006 as compared with 38.5% in the prior year. The decrease in the gross profit margin of 2.0 percentage points was principally attributable to: (1) unfavorable price/mix, which negatively impacted gross profit margins by approximately 2.0 percentage points, primarily driven by the digital capture SPG, and (2) volume declines, which reduced gross profit margins by approximately 0.2 percentage points, primarily driven by the digital output and radiology film SPGs. These declines were partially offset by favorable foreign exchange, which positively impacted gross profit margins by approximately 0.3 percentage points. The impact of manufacturing costs did not have a significant impact on gross profit margin, as higher silver and raw material costs were more than offset by cost reduction activities and operational improvements.

Selling, General and Administrative Expenses
SG&A expenses for the Health Group segment increased $8 million, or 2%, from $489 million in 2005 to $497 million for the current year, and increased as a percentage of sales from 18% in 2005 to 20% in the current year. The increase in SG&A expenses is primarily attributable to $37 million of costs related to the exploration of strategic alternatives for the Health Group, which was announced on May 4, 2006, partially offset by a favorable legal settlement in the second quarter of 2006 and other cost reductions. The Company announced on January 10, 2007 that it has reached an agreement to sell the Health Group to Onex Corporation for as much as $2.55 billion. The transaction is expected to close in the first half of 2007.

Research and Development Costs
R&D costs for 2006 decreased $24 million, or 15%, from $162 million in 2005 to $138 million, and remained constant as a percentage of sales at 6%. This decrease was primarily driven by cost reduction actions implemented in March 2006, which have been primarily focused on the digital output and digital capture SPGs, to reduce overall R&D spending for the Health Group. The year-over-year decrease was also partially due to the write-off of $2 million of purchased in-process R&D in 2005 related to the acquisition of Orex Computed Radiography Ltd.

Earnings From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes
Earnings from continuing operations before interest, other income (charges), net and income taxes for the Health segment decreased $92 million, or 25%, from $370 million for 2005 to $278 million for 2006 due to the reasons described above.

ALL OTHER

Worldwide Revenues
Net worldwide sales for All Other were $69 million for 2006 as compared with $83 million for 2005, representing a decrease of $14 million, or 17%. Net sales in the U.S. were $52 million for 2006 as compared with $47 million for the prior year, representing an increase of $5 million, or 11%. Net sales outside the U.S. were $17 million in 2006 as compared with $36 million in the prior year, representing a decrease of $19 million, or 53%.

Loss From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes
The loss from continuing operations before interest, other income (charges), net and income taxes for All Other was $214 million in 2006 as compared with a loss of $231 million in 2005. This improvement in earnings was primarily driven by overall SG&A cost reductions of $18 million, and reductions in R&D spending for the display business of $26 million, partially offset by costs associated with the Company’s new consumer inkjet printers, which were announced in February 2007.

(LOSS) EARNINGS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES

The loss from discontinued operations for 2006 was $1 million, or $.00 per basic and diluted share, as compared with earnings from discontinued operations for 2005 of $150 million, or $.52 per basic and diluted share. The 2005 earnings from discontinued operations were primarily related to a $203 million reversal of certain tax accruals as a result of a settlement between the Company and the Internal Revenue Service on the audit of the tax years 1993 through 1998. These accruals had been established in 1994 in connection with the Company’s sale of its pharmaceutical, consumer health and household products businesses during that year. The tax accrual reversals were partially offset by a pension settlement charge of $54 million resulting from the finalization of the transfer of pension assets to ITT Industries, Inc. (ITT) in connection with the sale of the Company’s Remote Sensing Systems business (RSS) in August 2004.

LOSS FROM CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF INCOME TAXES

There was no loss from cumulative effect of accounting change, net of income taxes for 2006. The loss from cumulative effect of an accounting change, net of income taxes, of $57 million or $.20 per basic and diluted share for 2005 was the result of the Company’s adoption of Financial Accounting Standards Board Interpretation No. (FIN) 47, “Accounting for Conditional Asset Retirement Obligations,” as of December 31, 2005. Under FIN 47, the Company is required to record an obligation and an asset for the present value of the estimated cost of fulfilling its legal obligation with respect to the retirement of an asset when the timing or method of settling that obligation is conditional upon a future event (for example, the sale of, exiting from or disposal of an asset - the “settlement date”). The primary application of FIN 47 to the Company is with respect to asbestos remediation. The $57 million charge represents the present value of the Company’s asset retirement obligations (net of the related unamortized asset) relating to facilities with estimated settlement dates. Refer to further discussion in the “New Accounting Pronouncements” section of Item 7 for further information.

NET LOSS

The consolidated net loss for 2006 was $601 million, or a loss of $2.09 per basic and diluted share, as compared with a net loss for 2005 of $1,261 million, or a loss of $4.38 per basic and diluted share, representing an increase in earnings of $660 million or 52%. This improvement is attributable to the reasons outlined above.

2005 COMPARED WITH 2004

RESULTS OF OPERATIONS – CONTINUING OPERATIONS

CONSOLIDATED

Worldwide Revenues
Net worldwide sales were $14,268 million for 2005 as compared with $13,517 million for 2004, representing an increase of $751 million or 6%. This increase in net sales was primarily attributable to the acquisitions of KPG, Creo and NexPress, which contributed $1,562 million or approximately 11.6 percentage points to sales, and favorable exchange, which increased sales by approximately 0.5 percentage points. These increases were partially offset by declines in volumes and declines in price/mix, which decreased 2005 sales by approximately 1.9 and 4.6 percentage points, respectively. The decrease in volumes was primarily driven by declines in the consumer film capture SPG, the photofinishing services SPG, and the consumer output SPG within the FPG segment, and the digital output, film capture, and output SPGs within the Health Group segment. The decrease in price/mix was primarily driven by the film capture SPG within the FPG segment; the consumer digital capture SPG within the CDG segment; and the digital capture SPG within the Health Group segment.

Net sales in the U.S. were $5,979 million for 2005 as compared with $5,658 million for the prior year, representing an increase of $321 million, or 6%. Net sales outside the U.S. were $8,289 million for 2005 as compared with $7,859 million for 2004, representing an increase of $430 million, or 5%, which includes a favorable impact from exchange of 1%.

Digital Strategic Product Groups’ Revenues
The Company’s digital product sales, including new technologies product sales of $57 million, were $7,428 million for 2005 as compared with $5,153 million, including new technologies of $46 million, for the prior year, representing an increase of $2,275 million, or 44%, primarily driven by the digital portion of KPG and Creo, the consumer digital capture SPG, the kiosk SPG, and the home printing solutions SPG.

Traditional Strategic Product Groups’ Revenues
Net sales of the Company’s traditional products were $6,840 million for 2005 as compared with $8,364 million for the prior year, representing a decrease of $1,524 million, or 18%, primarily driven by declines in the film capture SPG, the photofinishing services SPG, and the consumer output SPG.

Foreign Revenues
The Company’s operations outside the U.S. are reported in three regions: (1) the Europe, Africa and Middle East region (EAMER), (2) the Asia Pacific region, and (3) the Canada and Latin America region. Net sales in EAMER were $4,223 million for 2005 as compared with $4,038 million for 2004, representing an increase of $185 million, or 5%, which includes an insignificant impact from exchange. Net sales in the Asia Pacific region were $2,652 million for 2005 as compared with $2,549 million for 2004, representing an increase of $103 million, or 4%, which includes a favorable impact from exchange of 1%. Net sales in the Canada and Latin America region were $1,414 million for 2005 as compared with $1,272 million for 2004, representing an increase of $142 million, or 11%, which includes a favorable impact from exchange of 2%.

Gross Profit
Gross profit was $3,618 million for 2005 as compared with $3,916 million for 2004, representing a decrease of $298 million, or 8%. The gross profit margin was 25.4% in 2005 as compared with 29.0% in 2004. The 3.6 percentage point decrease was primarily attributable to: (1) price/mix, which reduced gross profit margins by approximately 3.7 percentage points, (2) declines in volumes, which reduced gross profit margins by approximately 0.1 percentage points, and (3) manufacturing costs, which reduced gross profit margins by approximately 0.2 percentage points. The negative price/mix impact was primarily driven by consumer digital cameras, one-time-use cameras, traditional consumer and digital health products and services, partially offset by the year-over-year increase in royalty income relating to digital capture. These decreases were partially offset by exchange, which favorably impacted gross profit margins by approximately 0.4 percentage points.

Included in 2005 manufacturing costs is $139 million of additional depreciation expense related to the change in estimate of the useful lives of production machinery and equipment as a result of the faster-than-expected decline in the Company’s traditional film and paper business. During the third quarter of 2005, the Company revised the useful lives of production machinery and equipment from 3-20 years to 3-5 years and manufacturing-related buildings from 10-40 years to 5-20 years. Also included in 2005 manufacturing costs were accelerated depreciation charges of $391 million related to the 2004-2007 Restructuring Program, compared with accelerated depreciation charges of $152 million in 2004.

Selling, General and Administrative Expenses
SG&A expenses were $2,668 million for 2005 as compared with $2,491 million for 2004, representing an increase of $177 million, or 7%. SG&A increased as a percentage of sales from 18% for 2004 to 19% for 2005. The increase in SG&A was primarily attributable to SG&A related to acquisitions of $293 million, unfavorable legal settlements totaling $21 million, and unfavorable exchange of $6 million, partially offset by cost reduction initiatives.

Research and Development Costs
R&D costs were $892 million for 2005 as compared with $836 million for 2004, representing an increase of $56 million, or 7%. R&D as a percentage of sales remained unchanged at 6%. The dollar increase in R&D was primarily attributable to write-offs for purchased in-process R&D associated with acquisitions made in 2005 for $54 million and increases in R&D spend related to newly-acquired businesses of $95 million, partially offset by significant reductions in R&D spending related to traditional products.

Restructuring Costs and Other
Restructuring costs and other were $690 million for 2005 as compared with $695 million for 2004, representing a decrease of $5 million or 1%.

Loss From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes
The loss from continuing operations before interest, other income (charges), net and income taxes for 2005 was $632 million as compared with a loss of $106 million for 2004, representing an increase in the loss of $526 million. This increase was attributable to the reasons described above.

Interest Expense
Interest expense for 2005 was $211 million as compared with $168 million in the prior year. This increase is related to higher interest rates in 2005 and higher debt levels in 2005 as a result of borrowings to finance acquisitions.

Other Income (Charges), Net
The other income (charges), net component includes investment income, income and losses from equity investments, foreign exchange, and gains and losses on the sales of assets and investments. Other income for 2005 was $44 million as compared with other income of $161 million for 2004. The decline of $117 million is primarily attributable to proceeds from two favorable legal settlements totaling $101 million in 2004, with no similar favorable legal settlements in 2005. Also contributing to the decline for 2005 was a loss on foreign exchange of $31 million due to the unhedged U.S. dollar denominated note payable outside of the U.S. relating to the KPG acquisition versus foreign exchange losses of $10 million in 2004. On July 28, 2005, the Company entered into currency forward hedge contracts that will substantially offset foreign exchange gains or losses arising from this note payable.

The decline was also impacted by $44 million of charges, including a $19 million impairment of the investment in Lucky Film as a result of an other-than-temporary decline in the market value of Lucky’s stock and a $25 million asset impairment. Additionally, equity income from joint ventures declined by $18 million due to the acquisitions of KPG and NexPress, which were formerly accounted for under the equity method, and have been consolidated in the Company’s Statement of Operations and included in the Graphic Communications Group segment since the date of acquisition. These items were partially offset by a net year-over-year increase of $59 million from gains on the sale of properties and capital assets.

Loss From Continuing Operations Before Income Taxes
The loss from continuing operations before income taxes for 2005 was $799 million as compared with a loss of $113 million for 2004, representing an increase in the loss of $686 million. This change was attributable to the reasons described above.

Income Tax (Benefit) Provision
The Company’s annual effective tax rate from continuing operations decreased from a benefit rate of 161% for 2004 to a provision rate of 69% for 2005. The change is primarily attributable to the inability to recognize a benefit from losses in the U.S. as a result of the requirement to record a valuation allowance against U.S. net deferred tax assets where it is not more likely than not that these benefits will be realized.

During the year ended December 31, 2005, the Company recorded a tax provision of $555 million representing an income tax rate on losses from continuing operations of 69%. The income tax rate of 69% for the year ended December 31, 2005 differs from the Company’s statutory tax rate of 35% primarily due to the inability to benefit losses in the U.S., which resulted in the recording of the valuation allowance charge against net U.S. deferred tax assets in the amount of $955 million. Some of the other significant items that caused the difference from the statutory tax rate include: (1) non-U.S. tax benefits of $106 million associated with total worldwide restructuring costs of $1,143 million; (2) a benefit of $101 million associated with rate differentials on operations outside the U.S.; (3) a benefit of $28 million associated with export sales and manufacturing credits; (4) a tax charge of $29 million associated with the remittance of earnings from subsidiary companies outside of the U.S. in connection with the American Jobs Creation Act of 2004; and (5) a tax benefit of $44 million resulting from the Company’s audit settlement with the Internal Revenue Service for tax years covering 1993 through 1998.

Valuation Allowance - U.S.
During the third quarter of 2005, based on the Company’s assessment of positive and negative evidence regarding the realization of the net deferred tax assets, the Company recorded a valuation allowance of approximately $778 million against its U.S. net deferred tax assets. In accordance with SFAS No. 109, the Company’s assessment included the evaluation of scheduled reversals of deferred tax assets and liabilities, estimates of projected future taxable income, carryback potential and tax planning strategies.

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

Based upon the Company’s above-mentioned September 30, 2005 assessment of realizability, the Company concluded that it was no longer more likely than not that the U.S. net deferred tax assets would be realized and, as such, recorded a valuation allowance of approximately $778 million.

In the fourth quarter of 2005, the Company updated its assessment of the realizability of its net deferred tax assets. As a result of the Company’s assessment of positive and negative evidence regarding the realization of the net deferred tax assets, which included the evaluation of scheduled reversals of deferred tax assets and liabilities, estimates of projected future taxable income, carryback potential and tax planning strategies, the Company maintained that it was still no longer more likely than not that the U.S. net deferred tax assets would be realized and, as such, increased the valuation allowance by approximately $183 million relating to deferred tax benefits generated in the fourth quarter. In addition, the Company expects to record a valuation allowance on all U.S. tax benefits generated in the future until an appropriate level of profitability in the U.S. is sustained or until the Company is able to generate enough taxable income through other tax planning strategies and transactions. Both the net deferred tax asset balances and the offsetting valuation allowance included estimates attributable to the acquisitions of KPG and Creo. Deferred tax amounts attributable to these businesses were finalized during 2006 with the completion of the Company’s purchase accounting for these acquired entities.

As of December 31, 2005, the Company had a valuation allowance of $1,116 million relating to its net deferred tax assets in the U.S. of $1,195 million. The valuation allowance of $1,116 million is attributable to (i) the charges totaling $961 million that were recorded in the third and fourth quarters of 2005 and (ii) a valuation allowance of $155 million recorded in a prior year for certain state tax carryforward deferred tax assets relating to which the Company believes it is not more likely than not that the assets will be realized. The remaining net deferred tax assets in excess of the valuation allowance of $79 million relate to certain foreign tax credit deferred tax assets which the Company believes it is more likely than not that the assets will be realized.

Valuation Allowance – Outside the U.S.
As of December 31, 2005, the Company had a valuation allowance of approximately $212 million relating to its deferred tax assets outside of the U.S. of $569 million. The valuation allowance of $212 million is attributable to certain net operating loss and capital loss carryforwards which the Company believes it is not more likely than not that the assets will be realized.

(Loss) Earnings From Continuing Operations
The loss from continuing operations for 2005 was $1,354 million, or $4.70 per basic and diluted share, as compared with earnings from continuing operations for 2004 of $69 million, or $.24 per basic and diluted share, representing a decrease of $1,423 million. This decrease in earnings from continuing operations is attributable to the reasons described above.

CONSUMER DIGITAL IMAGING GROUP (CDG)

Worldwide Revenues
Net worldwide sales for the CDG segment were $3,215 million for 2005 as compared with $2,366 million for 2004, representing an increase of $849 million, or 36%. The increase in net sales was primarily attributable to volume increases, which increased net sales by approximately 53 percentage points, partially offset by negative price/mix, which decreased net sales by approximately 17 percentage points. The volume increases were largely driven by the consumer digital capture SPG and home printing solutions SPG. The negative price/mix impact was driven primarily by the home printing solutions SPG and consumer digital capture SPG. Foreign exchange did not have a significant impact on net sales.

CDG segment net sales in the U.S. were $2,034 million for 2005 as compared with $1,440 million for 2004, representing an increase of $594 million, or 41%. CDG segment net sales outside the U.S. were $1,181 million for 2005 as compared with $926 million for the 2004, representing an increase of $255 million, or 28%, which includes a favorable impact from exchange of 1%.

Net worldwide sales of consumer digital capture products, which include consumer digital cameras, accessories, memory products, imaging sensors, and intellectual property royalties, increased 30% in 2005 as compared with the prior year, primarily reflecting strong volume increases and favorable exchange, partially offset by negative price/mix.

Net worldwide sales of picture maker kiosks/media (the kiosk SPG) increased 37% in 2005 as compared with 2004, as a result of strong volume increases and favorable exchange. Sales continue to be driven by strong market acceptance of Kodak’s new generation of kiosks and an increase in consumer demand for digital printing at retail.

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

Gross Profit
Gross profit for the CDG segment was $598 million for 2005 as compared with $463 million for the prior year period, representing an increase of $135 million or 29%. The gross profit margin was 18.6% in 2005 as compared with 19.6% in 2004. The 1.0 percentage point decrease was primarily attributable to negative price/mix, which reduced gross profit margins by approximately 10.4 percentage points. This decline from negative price/mix was partially offset by positive results from initiatives to reduce manufacturing costs, which improved gross profit margins by approximately 8.0 percentage points; volume increases, which favorably impacted gross profit margins by approximately 1.2 percentage points; and foreign exchange, which favorably impacted gross profit margins by approximately 0.1 percentage points. The negative price/mix impact was primarily driven by the home printing solutions SPG and the consumer digital capture SPG, partially offset by the year-over-year increase in royalty income relating to digital capture.

Selling, General and Administrative Expenses
SG&A expenses for the CDG segment increased $63 million, or 13%, from $488 million in 2004 to $551 million in 2005, and decreased as a percentage of sales from 21% for 2004 to 17% for 2005. The dollar increase is primarily attributable to increased advertising costs.

Research and Development Costs
R&D costs for the CDG segment increased $15 million, or 9%, from $164 million in 2004 to $179 million in 2005 and decreased as a percentage of sales from 7% in 2004 to 6% in 2005.

Loss From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes
The loss from continuing operations before interest, other income (charges), net and income taxes for the CDG segment was $131 million in 2005 compared with a loss of $189 million in 2004, representing an improvement in earnings of $58 million or 31%, as a result of the factors described above.

FILM AND PHOTOFINISHING SYSTEMS GROUP (FPG)

Worldwide Revenues
Net worldwide sales for the FPG segment were $5,325 million for 2005 as compared with $7,051 million for 2004, representing a decrease of $1,726 million, or 24%. The decrease in net sales was primarily attributable to volume declines (primarily in the consumer film capture SPG, the photofinishing services SPG, and the consumer output SPG), which decreased sales by approximately 23.1 percentage points. Negative price/mix, largely driven by the consumer film capture SPG and the consumer output SPG, decreased sales by approximately 2.0 percentage points. These declines were partially offset by favorable exchange, which increased net sales by approximately 0.7 percentage points.

FPG segment net sales in the U.S. were $1,767 million for 2005 as compared with $2,476 million for 2004, representing a decrease of $709 million, or 29%. FPG segment net sales outside the U.S. were $3,558 million for 2005 as compared with $4,575 million for 2004, representing a decrease of $1,017 million, or 22%, which includes a favorable impact from exchange of 1%.

Net worldwide sales of the film capture SPG, including consumer roll film (35mm and APS film), one-time-use cameras (OTUC), professional films, reloadable traditional film cameras and batteries/videotape, decreased 31% in 2005 as compared with 2004, primarily reflecting volume declines and negative price/mix, partially offset by favorable exchange.

Net worldwide sales for the consumer and professional output SPGs, which include color negative paper and photochemicals, decreased 19% in 2005 as compared with 2004, primarily reflecting volume declines and unfavorable price/mix, partially offset by favorable exchange. The volume declines are largely driven by the substantial reduction of direct sales of minilab equipment, which began in the third quarter of 2005, as the Company has shifted its focus to providing minilab services.

Net worldwide sales for the photofinishing services SPG, which includes equipment and photofinishing services at retail on-site and Qualex in the U.S. and CIS (Consumer Imaging Services) outside the U.S., decreased 47% in 2005 as compared with 2004, reflecting continuing volume declines in the development and processing of consumer films.

Net worldwide sales for the entertainment film SPGs, including origination and print films for the entertainment industry increased 1%, primarily reflecting volume increases and favorable exchange, partially offset by overall negative price/mix.

Gross Profit
Gross profit for the FPG segment was $1,630 million for 2005 as compared with $2,176 million for the prior year period, representing a decrease of $546 million or 25%. The gross profit margin was 30.6% in 2005 as compared with 30.9% in 2004. The 0.3 percentage point decrease was primarily attributable to increased manufacturing costs, which negatively impacted gross profit margins by approximately 0.6 percentage points, and volume declines, which negatively impacted gross profit margins by approximately 0.5 percentage points. These declines were partially offset by favorable exchange, which positively impacted gross profit margins by approximately 0.6 percentage points, and positive price/mix, which positively impacted gross profit margins by approximately 0.2 percentage points.

Selling, General and Administrative Expenses
SG&A expenses for the FPG segment decreased $166 million, or 14%, from $1,167 million in 2004 to $1,001 million in 2005, and increased as a percentage of sales from 17% for 2004 to 19% for 2005. The dollar decrease is primarily attributable to cost reduction actions. These cost reduction actions are being outpaced by the decline of traditional product sales, which resulted in a minor year-over-year increase of SG&A as a percentage of sales.

Research and Development Costs
R&D costs for the FPG segment decreased $66 million, or 43%, from $155 million in 2004 to $89 million in 2005 and remained constant as a percentage of sales at 2%. The decrease in R&D was primarily attributable to spending reductions related to traditional products and services.

Earnings From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes
Earnings from continuing operations before interest, other income (charges), net and income taxes for the FPG segment were $540 million in 2005 compared with $854 million in 2004, representing a decrease of $314 million or 37%, as a result of the factors described above.

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

Worldwide Revenues
Net worldwide sales for the Graphic Communications Group segment were $2,990 million for 2005 as compared with $1,344 million for the prior year period, representing an increase of $1,646 million, or 122%, which includes a favorable impact from exchange of less than 1%. The increase in net sales was primarily due to the KPG, Creo and NexPress acquisitions, which contributed $1,561 million in sales.

Net sales in the U.S. were $1,079 million for 2005 as compared with $587 million for the prior year, representing an increase of $492 million, or 84%. Net sales outside the U.S. were $1,911 million in 2005 as compared with $757 million for the prior year period, representing an increase of $1,154 million, or 152% as reported, which includes a favorable impact from exchange of approximately 1%.

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

Digital product sales for the Graphic Communications Group segment were $2,437 million for 2005 as compared with $1,048 million for the prior year, representing an increase of $1,389 million, or 133%. The increase in digital product sales was primarily attributable to the KPG, Creo and NexPress acquisitions.

Traditional Strategic Product Groups’ Revenues
The Graphic Communications Group segment’s traditional product sales are primarily comprised of sales of traditional graphics products, KPG’s analog plates and other films, and microfilm products. These sales were $553 million for 2005 compared with $296 million for the prior year, representing an increase of $257 million, or 87%. This increase is primarily attributable to the acquisition of KPG.

Gross Profit
Gross profit for the Graphic Communications Group segment was $799 million for 2005 as compared with $337 million in the prior year, representing an increase of $462 million, or 137%. The gross profit margin was 26.7% in 2005 as compared with 25.1% in the prior year. The increase in the gross profit margin of 1.6 percentage points was primarily attributable to: (1) reductions in manufacturing and other costs, which positively impacted gross profit margins by approximately 3.3 percentage points, and (2) volume increases related to Versamark products and services of approximately 1.7 percentage points. These positive impacts on gross profit margin were partially offset by the negative impact of acquisitions on gross profit margins of approximately 2.9 percentage points, and by negative price/mix of approximately 0.5 percentage points. Foreign exchange did not have a significant impact on segment gross profit margin.

Selling, General and Administrative Expenses
SG&A expenses for the Graphic Communications Group segment were $562 million for 2005 as compared with $283 million in the prior year, representing an increase of $279 million, or 99%, and decreased as a percentage of sales from 21% in 2004 to 19% in 2005. The dollar increase in SG&A is primarily attributable to the acquisitions of KPG, Creo and NexPress, while the decrease in SG&A as a percentage of sales is primarily attributable to the increase in sales as a result of the acquisitions, as well as the fact that the acquired businesses generally have lower SG&A as a percentage of sales.

Research and Development Costs
R&D costs for the Graphic Communications Group segment increased $133 million, or 92%, from $145 million for 2004 to $278 million for 2005, and decreased as a percentage of sales from 11% in 2004 to 9% in 2005. The dollar increase was primarily attributable to the write-off of in-process R&D associated with the KPG and Creo acquisitions of $52 million, as well as increased levels of R&D spending associated with the acquired companies of $95 million.

Loss From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes
The loss from continuing operations before interest, other income (charges), net and income taxes for the Graphic Communications Group segment was $41 million in 2005 compared with a loss of $91 million in 2004. This improvement in earnings of $50 million is attributable to the reasons described above.

HEALTH GROUP

Worldwide Revenues
Net worldwide sales for the Health Group segment were $2,655 million for 2005 as compared with $2,686 million for the prior year, representing a decrease of $31 million, or 1%. The decrease in sales was primarily attributable to decreases in price/mix of approximately 2.4 percentage points, primarily driven by the digital capture SPG, digital output SPG, and the traditional medical film portion of the film capture and output SPG. These decreases were partially offset by increases in volume, primarily driven by the digital capture SPG and the services SPG, which contributed approximately 1.0 percentage points to the increase in sales. Sales were also favorably impacted by exchange of approximately 0.3 percentage points.

Net sales in the U.S. were $1,052 million for 2005 as compared with $1,114 million for 2004, representing a decrease of $62 million, or 6%. Net sales outside the U.S. were $1,603 million for 2005 as compared with $1,572 million for the prior year, representing an increase of $31 million, or 2%, which includes a favorable impact from exchange of less than 1%.

Digital Strategic Product Groups’ Revenues
Health Group segment digital sales, which include digital products (DryView laser imagers/media and wet laser printers/media), digital capture equipment (computed radiography capture equipment and digital radiography equipment), services, dental systems (practice management software and digital radiography capture equipment) healthcare information systems (Picture Archiving and Communications Systems (PACS)), and Radiology Information Systems (RIS), were $1,719 million for 2005 as compared with $1,693 million for 2004, representing an increase of $26 million, or 2%. The increase in digital product sales was primarily attributable to volume increases and favorable exchange, partially offset by negative price/mix.

Traditional Strategic Product Groups’ Revenues
Health Group segment’s traditional product sales, including analog film, equipment, and chemistry, were $936 million for 2005 as compared with $993 million for 2004, representing a decrease of $57 million, or 6%. The primary drivers were lower volumes and unfavorable price/mix for the film capture and output SPG, partially offset by favorable exchange.

Gross Profit
Gross profit for the Health Group segment was $1,021 million for 2005 as compared with $1,132 million in the prior year, representing a decrease of $111 million, or 10%. The gross profit margin was 38.5% in 2005 as compared with 42.1% in 2004. The decrease in the gross profit margin of 3.6 percentage points was principally attributable to: (1) price/mix, which negatively impacted gross profit margins by 2.6 percentage points driven by the digital capture SPG, digital output SPG and the traditional medical film portion of the film capture and output SPG, and (2) an increase in manufacturing cost, which decreased gross profit margins by approximately 1.3 percentage points due to an increase in silver and raw material costs. These decreases were partially offset by favorable exchange, which contributed approximately 0.4 percentage points to the gross profit margins.

Selling, General and Administrative Expenses
SG&A expenses for the Health Group segment increased $21 million, or 4%, from $468 million in 2004 to $489 million for 2005 and increased as a percentage of sales from 17% in 2004 to 18% in 2005. The increase in SG&A expenses is primarily attributable to increases in certain corporate overhead costs. SG&A was also negatively impacted by costs associated with the OREX acquisition of approximately $6 million.

Research and Development Costs
R&D costs for 2005 were $162 million as compared with the prior year of $180 million, representing a decrease of $18 million or 10%, and decreased as a percentage of sales from 7% to 6%. This decrease is a result of reduced R&D spending related to traditional products and services.

Earnings From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes
Earnings from continuing operations before interest, other income (charges), net and income taxes for the Health Group segment decreased $114 million, or 24%, from $484 million for the prior year to $370 million for 2005 due to the reasons described above.

ALL OTHER

Worldwide Revenues
Net worldwide sales for All Other were $83 million for 2005 as compared with $70 million for 2004, representing an increase of $13 million, or 19%. Net sales in the U.S. were $47 million for 2005 as compared with $41 million for 2004, representing an increase of $6 million, or 15%. Net sales outside the U.S. were $36 million in 2005 as compared with $29 million in the prior year, representing an increase of $7 million, or 24%.

Loss From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes
The loss from continuing operations before interest, other income (charges), net and income taxes for All Other was $231 million in 2005 as compared with a loss of $257 million in 2004, representing an improvement in earnings of $26 million or 10%.

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

NET (LOSS) EARNINGS

The net loss for 2005 was $1,261 million, or a loss of $4.38 per basic and diluted share, as compared with net earnings for 2004 of $544 million, or $1.90 per basic and diluted share, representing a decrease of $1,805 million, or 332%. This decrease is attributable to the reasons outlined above.

SUMMARY

(in millions, except per share data)	2006	Change	2005	Change	2004
Net sales from continuing operations	$13,274	- 7%	$14,268	+6%	$13,517
Loss from continuing operations
before interest, other income (charges),
net, and income taxes	(202)	+68	(632)	-496	(106)
(Loss) earnings from continuing operations	(600)	+56	(1,354)	-2,062	69
(Loss) earnings from discontinued operations	(1)	-101	150	- 68	475
Cumulative effect of accounting change	—		(57)		—
Net (loss) earnings	$(601)	+52%	$(1,261)	-332%	$544
Basic and diluted net (loss) earnings per share:
Continuing operations	$(2.09)	+55%	$(4.70)	-2,058%	$.24
Discontinued operations	—	-100.52		- 69	1.66
Cumulative effect of accounting change	—		(.20)		—
Total	$(2.09)	+52%	$(4.38)	- 331%	$1.90

The Company’s results as noted above include certain one-time items, such as charges associated with focused cost reductions and other special charges. These items, which are described below, should be considered to better understand the Company’s results of operations that were generated from normal operational activities.

2006

The Company’s results from continuing operations for the year included the following:

Charges of $768 million, net of reversals, ($718 million after tax) related to focused cost reductions implemented primarily under the 2004-2007 Restructuring Program. See further discussion in the Restructuring Costs and Other section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and Note 16, “Restructuring Costs and Other.”

Income of $46 million ($33 million after tax) related to property and asset sales related to focused cost reduction actions.

Charges of $11 million ($10 million after tax) related to impairment charges for assets sold or held for sale.

Reversals, net of $2 million ($2 million after tax) related to legal settlements.

Income tax charge of $90 million to establish a valuation allowance against the Company’s net deferred tax assets in certain countries outside the U.S., portions of which are reflected in the restructuring amount presented above.

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

Income tax charge of $961 million to establish a valuation allowance against the Company’s net deferred tax assets in the U.S., portions of which are reflected in the restructuring amount presented above.

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

Restructuring Programs Summary

The activity in the accrued restructuring balances and the non-cash charges incurred in relation to all of the restructuring programs described below was as follows for the year ended December 31, 2006:

(in millions)	Balance Dec. 31, 2005	Charges	Reversals	Cash Payments (1)	Non-cash Settlements	Other Adjustments and Reclasses (2)	Balance Dec. 31, 2006
2004-2007 Restructuring Program:
Severance reserve	$271	$318	$(3)	$(416)	$—	$58	$228
Exit costs reserve	23	69	(1)	(67)	—	—	24
Total reserve	$294	$387	$(4)	$(483)	$—	$58	$252
Long-lived asset impairments and inventory write-downs	$—	$100	$—	$—	$(100)	$—	$—
Accelerated depreciation	—	285	—	—	(285)	—	—
Pre-2004 Restructuring Programs:
Severance reserve	$2	$—	$—	$(2)	$—	$—	$—
Exit costs reserve	13	—	—	(3)	—	1	11
Total reserve	$15	$—	$—	$(5)	$—	$1	$11
Total of all restructuring programs	$309	$772	$(4)	$(488)	$(385)	$59	$263

____________________
(1)	During the year ended December 31, 2006, the Company paid $548 million related to restructuring. Of this total amount, $488 million was recorded against restructuring reserves, while $60 million was recorded against pension and other postretirement liabilities.
(2)	The total restructuring charges of $772 million, excluding reversals, include: (1) pension and other postretirement charges and credits for curtailments, settlements and special termination benefits, and (2) environmental remediation charges that resulted from the Company’s ongoing restructuring actions. However, because these charges and credits relate to the accounting for pensions, other postretirement benefits, and environmental remediation costs, the related impacts on the Consolidated Statement of Financial Position are reflected in their respective components as opposed to within the accrued restructuring balances at December 31, 2006 or 2005. Accordingly, the Other Adjustments and Reclasses column of the table above includes: (1) reclassifications to Other long-term assets and Pension and other postretirement liabilities for the position elimination-related impacts on the Company’s pension and other postretirement employee benefit plan arrangements, including net curtailment gains, settlement gains, and special termination benefits of $37 million, and (2) reclassifications to Other long-term liabilities for the restructuring-related impacts on the Company’s environmental remediation liabilities of $(9) million. Additionally, the Other Adjustments and Reclasses column of the table above includes: (1) adjustments to the restructuring reserves of $20 million related to the KPG and Creo purchase accounting impacts that were charged appropriately to Goodwill as opposed to Restructuring charges, and (2) foreign currency translation adjustments of $10 million, which are reflected in Accumulated other comprehensive loss in the Consolidated Statement of Financial Position.

The costs incurred, net of reversals, which total $768 million for the year ended December 31, 2006, include $285 million and $12 million of charges related to accelerated depreciation and inventory write-downs, respectively, which were reported in cost of goods sold in the accompanying Consolidated Statement of Operations for the year ended December 31, 2006. The remaining costs incurred, net of reversals, of $471 million, were reported as restructuring costs and other in the accompanying Consolidated Statement of Operations for the year ended December 31, 2006. The severance reserve and exit costs reserve generally require the outlay of cash, while long-lived asset impairments, accelerated depreciation and inventory write-downs represent non-cash items.

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

On July 20, 2005, the Company announced that it would extend the restructuring activity, originally announced in January 2004, as part of its efforts to accelerate its digital transformation and to respond to a faster-than-expected decline in consumer film sales. As a result of this announcement, the overall restructuring program was renamed the “2004-2007 Restructuring Program.” Under the 2004-2007 Restructuring Program, the Company expected to increase the total employment reduction to a range of 22,500 to 25,000 positions, and to reduce its traditional manufacturing infrastructure to approximately $1 billion, compared with $2.9 billion as of December 31, 2004. These changes were expected to increase the total charges under the program to a range of $2.7 billion to $3.0 billion. Based on the actual actions taken through the end of the fourth quarter of 2006 under this program and an understanding of the estimated remaining actions to be taken, the Company expected that the employment reductions and total charges under this program would be within the ranges of 25,000 to 27,000 positions and $3.0 billion to $3.4 billion, respectively. On February 8, 2007, the Company updated the ranges for anticipated restructuring activity. The Company now expects that the total employment reductions will be in the range of 28,000 to 30,000 positions and total charges will be in the range of $3.6 billion to $3.8 billion.

The Company implemented certain actions under this program during 2006. As a result of these actions, the Company recorded charges of $768 million in 2006, net of reversals, which were composed of severance, long-lived asset impairments, exit costs, accelerated depreciation, and inventory write-downs of $315 million, $88 million, $68 million, $285 million and $12 million, respectively. The severance costs related to the elimination of approximately 5,625 positions, including approximately 500 photofinishing, 2,950 manufacturing, 375 research and development and 1,800 administrative positions. The geographic composition of the positions to be eliminated includes approximately 2,675 in the United States and Canada and 2,950 throughout the rest of the world. The reduction of the 5,625 positions and the $387 million charges for severance and exit costs are reflected in the 2004-2007 Restructuring Program table below. The $88 million charge for long-lived asset impairments was included in restructuring costs and other in the accompanying Consolidated Statement of Operations for the year ended December 31, 2006. The charges taken for inventory write-downs of $12 million were reported in cost of goods sold in the accompanying Consolidated Statement of Operations for the year ended December 31, 2006.

As a result of initiatives implemented under the 2004-2007 Restructuring Program, the Company recorded $285 million of accelerated depreciation on long-lived assets in cost of goods sold in the accompanying Consolidated Statement of Operations for the year ended December 31, 2006. The accelerated depreciation relates to long-lived assets accounted for under the held and used model of SFAS No. 144. The year-to-date amount of $285 million relates to $11 million of photofinishing facilities and equipment, $271 million of manufacturing facilities and equipment, and $3 million of administrative facilities and equipment that will be used until their abandonment. The Company will record approximately $33 million of additional accelerated depreciation in 2007 related to the initiatives implemented in 2006. Additional amounts of accelerated depreciation may be recorded in 2007 as the Company continues to execute its 2004-2007 Restructuring Program.

Under this program, on a life-to-date basis as of December 31, 2006, the Company has recorded charges of $2,731 million, which were composed of severance, long-lived asset impairments, exit costs, inventory write-downs and accelerated depreciation of $1,233 million, $350 million, $252 million, $68 million and $828 million, respectively. The severance costs related to the elimination of approximately 23,375 positions, including approximately 6,200 photofinishing, 10,900 manufacturing, 1,375 research and development and 4,900 administrative positions.

The following table summarizes the activity with respect to the charges recorded in connection with the focused cost reduction actions that the Company has committed to under the 2004-2007 Restructuring Program and the remaining balances in the related reserves at December 31, 2006:

(dollars in millions)	Number of Employees	Severance Reserve	Exit Costs Reserve	Total	Long-lived Asset Impairments and Inventory Write-downs	Accelerated Depreciation
2004 charges	9,625	$418	$99	$517	$157	$152
2004 reversals	—	(6)	(1)	(7)	—	—
2004 utilization	(5,175)	(169)	(47)	(216)	(157)	(152)
2004 other adj. & reclasses	—	24	(15)	9	—	—
Balance at 12/31/04	4,450	267	36	303	—	—
2005 charges	8,125	497	84	581	161	391
2005 reversals	—	(3)	(6)	(9)	—	—
2005 utilization	(10,225)	(377)	(95)	(472)	(161)	(391)
2005 other adj. & reclasses	—	(113)	4	(109)	—	—
Balance at 12/31/05	2,350	271	23	294	—	—
2006 charges	5,625	318	69	387	100	285
2006 reversals	—	(3)	(1)	(4)	—	—
2006 utilization	(5,700)	(416)	(67)	(483)	(100)	(285)
2006 other adj. & reclasses	—	58	—	58	—	—
Balance at 12/31/06	2,275	$228	$24	$252	$—	$—

As a result of the initiatives being implemented under the 2004-2007 Restructuring Program, severance payments will be paid during periods through 2008 since, in many instances, the employees whose positions were eliminated can elect or are required to receive their payments over an extended period of time. Most exit costs were paid during 2006. However, certain costs, such as long-term lease payments, will be paid over periods after 2006.

The charges of $772 million recorded in 2006, excluding reversals, included $158 million applicable to the Film and Photofinishing Systems Group segment, $27 million applicable to the Consumer Digital Group segment, $22 million applicable to the Health Group segment, and $38 million applicable to the Graphic Communications Group segment, and $28 million applicable to All Other. The balance of $499 million was applicable to manufacturing, research and development, and administrative functions, which are shared across all segments.

The restructuring actions implemented during fiscal year 2006 under the 2004-2007 Restructuring Program are expected to generate future annual cost savings of approximately $400 million and future annual cash savings of approximately $380 million. These cost savings began to be realized by the Company beginning in the first quarter of 2006, and are expected to be fully realized by the end of 2007 as most of the actions and severance payouts are completed. These total cost savings are expected to reduce future cost of goods sold, SG&A, and R&D expenses by approximately $231 million, $132 million, and $38 million, respectively.

Based on all of the actions taken to date under the 2004-2007 Restructuring Program, the program is expected to generate annual cost savings of approximately $1,385 million, including annual cash savings of $1,331 million, as compared with pre-program levels. The Company began realizing these savings in the second quarter of 2004, and expects the savings to be fully realized by the end of 2007 as most of the actions and severance payouts are completed. These total cost savings are expected to reduce cost of goods sold, SG&A, and R&D expenses by approximately $897 million, $351 million, and $137 million, respectively.

The above savings estimates are based primarily on objective data related to the Company’s severance actions. Savings resulting from facility closures and other non-severance actions that are more difficult to quantify are not included. The Company estimates its total annual cost savings under the extended 2004-2007 Restructuring Program will be $1.6 billion to $1.8 billion.

Pre-2004 Restructuring Programs

At December 31, 2006, the Company had remaining exit costs reserves of $11 million, relating to restructuring plans committed to or executed prior to 2004. Most of these remaining exit costs reserves represent long-term lease payments, which will continue to be paid over periods throughout and after 2007.

LIQUIDITY AND CAPITAL RESOURCES

2006

Cash Flow Activity
The Company’s cash and cash equivalents decreased $196 million from $1,665 million at December 31, 2005 to $1,469 million at December 31, 2006. The decrease resulted primarily from $947 million of net cash used in financing activities, $225 million of net cash used in investing activities, partially offset by $956 million of net cash provided by operating activities.

The net cash provided by operating activities of $956 million was primarily attributable to the Company’s net loss of $601 million which, when adjusted for equity in earnings from unconsolidated affiliates, depreciation and amortization, the gain on sales of businesses/assets, restructuring costs, asset impairments and other non-cash charges, and provision for deferred taxes, provided $702 million of operating cash. Additionally, decreases in inventories of $271 million and decreases in receivables of $157 million, and increases in liabilities excluding borrowings of $61 million, contributed to operating cash. The decrease in inventories is primarily due to planned inventory reductions driven by corporate initiatives, and a decline in demand for traditional products. The decrease in receivables was primarily caused by the continued industry decline in sales of traditional products and services. The increase in liabilities excluding borrowings is the result of non-cash adjustments to tax liabilities, partially offset by a decrease in accounts payable and other liabilities. Included in net cash provided by operating activities was approximately $315 million provided by non-recurring licensing arrangements and $548 million of cash used in restructuring activities during the period.

The net cash used in investing activities of $225 million was utilized primarily for capital expenditures of $379 million, partially offset by net proceeds from the sale of assets of $178 million. The net cash used in financing activities of $947 million was the result of net payments of borrowings of $803 million and dividend payments of $144 million.

The Company’s primary uses of cash include restructuring payments, debt payments, capital additions, dividend payments, employee benefit plan payments/contributions, and working capital needs.

Capital additions were $379 million in 2006, with the majority of the spending supporting new products, manufacturing productivity and quality improvements, infrastructure improvements, equipment placements with customers, and ongoing environmental and safety initiatives.

During the year ended December 31, 2006, the Company expended $548 million against the related restructuring reserves and pension and other postretirement liabilities, primarily for the payment of severance benefits. Certain employees whose positions were eliminated could elect to receive severance payments for up to two years following their date of termination.

The Company has a dividend policy whereby it makes semi-annual payments of dividends, when declared, on the Company’s 10th business day each July and December to shareholders of record on the close of the first business day of the preceding month. On May 10, 2006, the Board of Directors declared a semi-annual cash dividend of $.25 per share payable to shareholders of record at the close of business on June 1, 2006. This dividend was paid on July 18, 2006. On October 17, 2006, the Board of Directors declared a semi-annual cash dividend of $.25 per share payable to shareholders of record at the close of business on November 1, 2006. This dividend was paid on December 14, 2006. The total dividends paid for the year ended December 31, 2006 was $144 million.

The Company made contributions (funded plans) or paid benefits (unfunded plans) totaling approximately $187 million relating to its major U.S. and non-U.S. defined benefit pension plans in the year ended December 31, 2006.

The Company paid benefits totaling approximately $224 million relating to its U.S., United Kingdom and Canada other postretirement benefit plans, which represent the Company’s major other postretirement plans, in the year ended December 31, 2006.

The Company believes that its cash flow from operations in addition to asset sales will be sufficient to cover its working capital and capital investment needs and the funds required for future debt reduction, restructuring payments, dividend payments, employee benefit plan payments/contributions, and modest acquisitions. The Company’s cash balances and its financing arrangements, as described under “Sources of Liquidity” below, will be used to bridge timing differences between expenditures and cash generated from operations.

Sources of Liquidity
Refer to Note 9, “Short-Term Borrowings and Long-Term Debt” of the Notes to Financial Statements for presentation of long-term debt, related maturities and interest rates as of December 31, 2006 and 2005.

Short-Term Borrowings
As of December 31, 2006, the Company and its subsidiaries, on a consolidated basis, maintained $1,110 million in committed bank lines of credit and $616 million in uncommitted bank lines of credit to ensure continued access to short-term borrowing capacity.

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

The 5-Year Revolving Credit Facility can be used by Eastman Kodak Company (U.S. Borrower) for general corporate purposes including the issuance of letters of credit. Amounts available under the facility can be borrowed, repaid and re-borrowed throughout the term of the facility provided the Company remains in compliance with covenants contained in the Secured Credit Agreement. As of December 31, 2006, there was no debt outstanding and $141 million of letters of credit issued under this facility.

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

At December 31, 2006, the balances for these secured credit facilities reported in Long-term debt, net of current portion, on the Consolidated Statement of Financial Position were $861 million and $277 million for the U.S. Borrower and the Canadian Borrower, respectively. The Secured Credit Agreement requires mandatory quarterly prepayment of .25% of the outstanding advances. Debt issue costs incurred of approximately $57 million associated with the Secured Credit Facilities were recorded as an asset and are being amortized over the life of the borrowings.

In the fourth quarter of 2006, the Company prepaid $542 million on its Term Loan Facility. In conjunction with this prepayment, the Company wrote off approximately $9 million of debt issuance costs associated with the early extinguishment of debt.

On January 10, 2007, the Company announced that it had entered into an agreement to sell its Health Group to Onex Healthcare Holdings, Inc., a subsidiary of Onex Corporation. Under terms of the agreement, the Company will sell its Health Group to Onex for up to $2.55 billion. The price is composed of $2.35 billion in cash at closing, plus up to $200 million in additional future payments if Onex achieves certain returns with respect to its investment. If Onex Healthcare investors realize an internal rate of return in excess of 25% on their investment, the Company will receive payment equal to 25% of the excess return, up to $200 million.

On January 10, 2007, S&P stated that they will keep the Company on credit watch with negative implications. They have concerns that the anticipated debt reduction associated with the sale of the Health Group (announced on January 10, 2007) will not fully offset their view of a negative shift in the Company’s business portfolio.

Pursuant to the Secured Credit Agreement and associated Security Agreement, each subsidiary organized in the U.S. jointly and severally guarantees the obligations under the Secured Credit Agreement and all other obligations of the Company and its subsidiaries to the Lenders. The guaranty is supported by the pledge of certain U.S. assets of the U.S. Borrower and the Company’s U.S. subsidiaries including, but not limited to, receivables, inventory, equipment, deposit accounts, investments, intellectual property, including patents, trademarks and copyrights, and the capital stock of “Material Subsidiaries.” Excluded from pledged assets are real property, “Principal Properties” and equity interests in “Restricted Subsidiaries”, as defined in the Company’s 1988 Indenture.

“Material Subsidiaries” are defined as those subsidiaries with revenues or assets constituting 5 percent or more of the consolidated revenues or assets of the corresponding borrower. “Material Subsidiaries” are determined on an annual basis under the Secured Credit Agreement.

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

Interest rates for borrowings under the Secured Credit Agreement are dependent on the Company’s Long Term Senior Secured Credit Rating. The Secured Credit Agreement contains various affirmative and negative covenants customary in a facility of this type, including two quarterly financial covenants: (1) a consolidated debt for borrowed money to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (subject to adjustments to exclude any extraordinary income or losses, as defined by the Secured Credit Agreement, interest income and certain non-cash items of income and expense) ratio of not greater than: 3.50 to 1 as of December 31, 2006 and thereafter, and (2) a consolidated EBITDA to consolidated interest expense (subject to adjustments to exclude interest expense not related to borrowed money) ratio, on a rolling four-quarter basis, of no less than 3 to 1. As of December 31, 2006, the Company was in compliance with all covenants under the Secured Credit Agreement.

As of December 31, 2006, the Company’s consolidated debt to EBITDA ratio was 1.92 and the consolidated EBITDA to consolidated interest ratio was 6.07. Consolidated EBITDA and consolidated interest expense, as adjusted, are non-GAAP financial measures. The Company believes that the presentation of the consolidated debt to EBITDA and EBITDA to consolidated interest expense financial measures is useful information to investors, as it provides information as to how the Company actually performed against the financial requirements under the Secured Credit Facilities, and how much headroom the Company has within these covenants.

The following table reconciles EBITDA, as included in the computation of the consolidated debt to EBITDA ratio under the Secured Credit Agreement covenants, to the most directly comparable GAAP measure of loss from continuing operations before interest, other income (charges), net and income taxes:

(dollar amounts in millions)	2006
Net loss	$(601)
Plus:
Interest expense	262
Provision for income taxes	254
Depreciation and amortization	1,331
Non-cash restructuring charges and asset write-downs/impairments	247
Non-cash stock compensation expense	17
Total additions to calculate EBITDA	2,111
Less:
Investment income	(60)
Total subtractions to calculate EBITDA	(60)

EBITDA, as included in the debt to EBITDA ratio as presented	$1,450

(Following is a reconciliation to the most directly comparable GAAP measure)

EBITDA, as included in the debt to EBITDA ratio as presented	$1,450
Depreciation and amortization	(1,331)
Non-cash restructuring charges and asset write-downs/impairments	(247)
Other adjustments, net	(74)
Loss from continuing operations before interest, other income (charges), net and income taxes	$(202)

The following table reconciles interest expense, as adjusted, as included in the computation of the EBITDA to interest expense ratio under the Secured Credit Agreement covenants, to the most directly comparable GAAP measure of interest expense:

(dollar amounts in millions)	2006
Interest expense, as included in the EBITDA to interest expense ratio	$239
Adjustments to interest expense for purposes of the covenant calculation	23
Interest expense	$262

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

The Company pays a commitment fee at an annual rate of 50 basis points on the undrawn balance of the 5-Year Revolving Credit Facility at the Company’s current credit rating of Ba3 and B+ from Moody’s Investor Services, Inc. (Moody’s) and Standard & Poor’s Rating Services (S&P), respectively. For the year ended December 31, 2006, this fee was $5 million and is reported as interest expense in the Company’s Consolidated Statement of Operations.

In addition to the 5-Year Revolving Credit Facility, the Company has other committed and uncommitted lines of credit at December 31, 2006 totaling $110 million and $616 million, respectively. These lines primarily support borrowing needs of the Company’s subsidiaries, which include term loans, overdraft coverage, letters of credit and revolving credit lines. Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market conditions. Total outstanding borrowings against these other committed and uncommitted lines of credit at December 31, 2006 were $18 million and $29 million, respectively. These outstanding borrowings are reflected in the short-term borrowings in the accompanying Consolidated Statement of Financial Position at December 31, 2006.

At December 31, 2006, the Company had outstanding letters of credit totaling $144 million and surety bonds in the amount of $100 million primarily to ensure the payment of possible casualty and workers’ compensation claims, environmental liabilities, and to support various customs and trade activities.

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

Because of tax-loss carry forwards, the Company expects to retain the vast majority of the initial $2.35 billion cash proceeds. The Company plans to use the proceeds to fully repay its approximately $1.15 billion of secured term debt.

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

On January 10, 2007, Moody’s stated that they will be continuing their review for possible downgrade. They will focus on the sale of the Health Group (announced on January 10, 2007) and the Company’s fundamental operating performance. They expect to conclude their review concurrent with the closing of the Health Group sale.

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

The Company is in compliance with all covenants or other requirements set forth in its credit agreements and indentures. Further, the Company does not have any rating downgrade triggers that would accelerate the maturity dates of its debt. However, the Company could be required to increase the dollar amount of its letters of credit or provide other financial support up to an additional $73 million at the current credit ratings. As of the filing date of this Form 10-K, the Company has not been requested to materially increase its letters of credit or other financial support. However, at the current Senior Unsecured Rating of B2 by Moody’s and B by S&P, Convertible Securities holders may, at their option, convert their Convertible Securities to common stock. Further downgrades in the Company’s credit rating or disruptions in the capital markets could impact borrowing costs and the nature of its funding alternatives. However, further downgrades will not impact borrowing costs under the Company’s $2.7 billion Secured Credit Facilities.

Contractual Obligations

As of December 31, 2006, the impact that our contractual obligations are expected to have on the Company’s liquidity and cash flow in future periods is as follows:

(in millions)	Total	2007	2008	2009	2010	2011	2012+
Long-term debt (1)	$2,731	$17	$273	$34	$36	$39	$2,332
Operating lease obligations	636	159	131	103	79	63	101
Purchase obligations (2)	1,664	792	393	169	103	68	139
Total (3) (4)	$5,031	$968	$797	$306	$218	$170	$2,572

____________________

(1)	Represents maturities of the Company’s long-term debt obligations as shown on the Consolidated Statement of Financial Position. See Note 9, “Short-Term Borrowings and Long-Term Debt.”

(2)	Purchase obligations include agreements related to supplies, production and administrative services, as well as marketing and advertising, that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty. The terms of these agreements cover the next two to sixteen years. See Note 11, “Commitments and Contingencies.”

(3)	Funding requirements for the Company’s major defined benefit retirement plans and other postretirement benefit plans have not been determined, therefore, they have not been included. In 2006, the Company made contributions to its major defined benefit retirement plans and other postretirement benefit plans of $187 million ($56 million relating to its U.S. defined benefit plans) and $224 million ($220 million relating to its U.S. other postretirement benefits plan), respectively. The Company expects to contribute approximately $19 million and $269 million, respectively, to its U.S. defined benefit plans and other postretirement benefit plans in 2007.

(4)	Because their future cash outflows are uncertain, the other long-term liabilities presented in Note 10: Other Long-Term Liabilities are excluded from this table.

Off-Balance Sheet Arrangements
The Company guarantees debt and other obligations of certain customers. At December 31, 2006, these guarantees totaled a maximum of $150 million, with outstanding guaranteed amounts of $131 million. The maximum guarantee amount includes guarantees of up to: $148 million of customer amounts due to banks and leasing companies in connection with financing of customers’ purchases of product and equipment from the Company ($130 million outstanding), and $2 million to other third parties (less than $1 million outstanding).

The guarantees for the third party debt mature between 2007 and 2011. The customer financing agreements and related guarantees typically have a term of 90 days for product and short-term equipment financing arrangements, and up to five years for long-term equipment financing arrangements. These guarantees would require payment from the Company only in the event of default on payment by the respective debtor. In some cases, particularly for guarantees related to equipment financing, the Company has collateral or recourse provisions to recover and sell the equipment to reduce any losses that might be incurred in connection with the guarantees.

Management believes the likelihood is remote that material payments will be required under any of the guarantees disclosed above. With respect to the guarantees that the Company issued in the year ended December 31, 2006, the Company assessed the fair value of its obligation to stand ready to perform under these guarantees by considering the likelihood of occurrence of the specified triggering events or conditions requiring performance as well as other assumptions and factors.

The Company also guarantees debt owed to banks for some of its consolidated subsidiaries. The maximum amount guaranteed is $799 million, and the outstanding debt under those guarantees, which is recorded within the short-term borrowings and long-term debt, net of current portion components in the accompanying Consolidated Statement of Financial Position, is $255 million. These guarantees expire in 2007 through 2025. As of the closing of the $2.7 billion Secured Credit Facilities on October 18, 2005, a $160 million KPG credit facility was closed. Debt outstanding under the KPG credit facility of $57 million was repaid and the guarantees of $160 million were terminated. Pursuant to the terms of the Company’s $2.7 billion Senior Secured Credit Agreement dated October 18, 2005, obligations under the $2.7 billion Secured Credit Facilities and other obligations of the Company and its subsidiaries to the $2.7 billion Secured Credit Facilities lenders are guaranteed.

The Company issues indemnifications in certain instances when it sells businesses and real estate, and in the ordinary course of business with its customers, suppliers, service providers and business partners. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. Historically, costs incurred to settle claims related to these indemnifications have not been material to the Company’s financial position, results of operations or cash flows. Additionally, the fair value of the indemnifications that the Company issued during the year ended December 31, 2006 was not material to the Company’s financial position, results of operations or cash flows.

2005

The Company’s cash and cash equivalents increased $410 million, to $1,665 million at December 31, 2005 from $1,255 million at December 31, 2004. The increase resulted primarily from $1,208 million of net cash provided by operating activities and $533 million of net cash provided by financing activities, offset by $1,304 million of net cash used in investing activities.

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

OTHER

Refer to Note 11, “Commitments and Contingencies” of the Notes to Financial Statements for discussion regarding the Company’s undiscounted liabilities for environmental remediation costs relative to December 31, 2006.

NEW ACCOUNTING PRONOUNCEMENTS

FASB Statement No. 151
In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs” that amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing” (ARB No. 43) to clarify the accounting for abnormal idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that an allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred for fiscal years beginning after June 15, 2005 (year ending December 31, 2006 for the Company). The adoption of SFAS No. 151 in 2006 did not have a material impact on the Consolidated Financial Statements of the Company.

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

The Company adopted FIN 47 during the fourth quarter of 2005. FIN 47 requires that conditional asset retirement obligations, legal obligations to perform an asset retirement activity in which the timing and/(or) method of settlement are conditional on a future event, be reported, along with associated capitalized asset retirement costs, at their fair values. Upon initial application, FIN 47 requires recognition of (1) a liability, adjusted for cumulative accretion from the date the obligation was incurred until the date of adoption of FIN 47, for existing asset retirement obligations; (2) an asset retirement cost capitalized as an increase to the carrying amount of the associated long-lived asset; and (3) accumulated depreciation on the capitalized asset retirement cost. Accordingly, the Company recognized the following amounts in its Statement of Financial Position at December 31, 2005 and Statement of Operations for the year ended December 31, 2005:

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

The Company has determined the pro forma (loss) earnings from continuing operations, net (loss) earnings, and corresponding per share information as if the provisions of FIN 47 had been adopted prior to January 1, 2004. The pro forma information is as follows:

(in millions, except per share data)	2005	2004
(Loss) earnings from continuing operations
As reported	$(1,354)	$69
Pro forma	$(1,361)	$64
(Loss) earnings from continuing operations, per basic and diluted share
As reported	$(4.70)	$.24
Pro forma	$(4.73)	$.22
Net (loss) earnings
As reported	$(1,261)	$544
Pro forma	$(1,211)	$539
Net (loss) earnings, per basic and diluted share
As reported	$(4.38)	$1.90
Pro forma	$(4.21)	$1.88
Number of shares used in earnings per share
Basic	287.9	286.6
Diluted	287.9	286.8

The liability for asset retirement obligations as of December 31, 2004 would have been $71 million if FIN 47 had been implemented prior to January 1, 2004.

Refer to Note 11, “Commitments and Contingencies,” for further discussion of the Company’s asset retirement obligations.

FASB Statement No. 155
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments (an amendment of FASB Statements No. 133 and 140).” This Statement permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006 (year ending December 31, 2007 for the Company). Additionally, the fair value option may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under previous accounting guidance prior to the adoption of this Statement. The Company is currently evaluating the impact of SFAS No. 155.

FASB Interpretation No. 48
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on various related matters such as derecognition, interest and penalties, and disclosure. The Company will adopt FIN 48 in the first quarter of 2007, and does not expect the adoption of this Interpretation to have a material impact on its Consolidated Financial Statements.

FASB Statement No. 157
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a comprehensive framework for measuring fair value in GAAP and expands disclosures about fair value measurements. Specifically, this Statement sets forth a definition of fair value, and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The provisions of SFAS No. 157 are generally required to be applied on a prospective basis, except to certain financial instruments accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” for which the provisions of SFAS No. 157 should be applied retrospectively. The Company will adopt SFAS No. 157 in the first quarter of 2008.

FASB Statement No. 158
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132(R))”, which is effective in fiscal years ending after December 15, 2006. This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 does not change the amount of actuarially determined expense that is recorded in the Consolidated Statement of Operations. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, which is consistent with the Company’s present measurement date. The adoption of SFAS No. 158 did not have any impact on the Company’s Consolidated Statement of Operations, Statement of Cash Flows, or compliance with its debt covenants.

The table below discloses the impact of adoption on the Company’s Consolidated Statement of Financial Position as of December 31, 2006.

(in millions)	Before Application of SFAS No. 158	Adjustments Increase/(Decrease)	After Application of SFAS No. 158
Other long-term assets	$3,421	$304	$3,725
Total assets	14,016	304	14,320
Accounts payable and other current liabilities	4,100	43	4,143
Total current liabilities	4,928	43	4,971
Pension and other postretirement liabilities	3,318	646	3,964
Other long-term liabilities	1,282	1	1,283
Total liabilities	12,242	690	12,932
Accumulated other comprehensive loss	(249)	386	(635)
Total shareholders’ equity	1,774	(386)	1,388
Total liabilities and shareholders’ equity	$14,016	$304	$14,320

SAB No. 108
In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. This SAB establishes a “dual approach” methodology that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements (both the statement of operations and statement of financial position). The SEC has stated that SAB No. 108 should be applied no later than the annual financial statements for the first fiscal year ending after November 15, 2006, with earlier application encouraged. SAB No. 108 permits a company to elect either retrospective or prospective application. The Company’s prospective application requires recording a cumulative effect adjustment in the period of adoption, as well as detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company’s application of SAB No. 108 in the fourth quarter of 2006 did not have any impact on its Consolidated Financial Statements.

FASB Statement No. 159
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The provisions of this statement are required to be applied prospectively. The Company expects to adopt SFAS No. 159 in the first quarter of 2008.

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this report may be forward-looking in nature, or “forward-looking statements” as defined in the United States Private Securities Litigation Reform Act of 1995. For example, references to expectations for the Company’s growth, new products and product line extensions, seasonal trends, expected costs for environmental compliance, opportunities for monetization of intellectual property, payments associated with guarantees, stability of the motion picture film market, cash, cash flow, restructuring plans and charges, accelerated depreciation, cost savings from restructuring, reduction of SG&A, employment reductions, pension contributions, target cost model and closing of the sale of the Health Group are forward-looking statements.

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

  implementation of the cost reduction programs;

  transition of certain financial processes and administrative functions to a global shared services model and the outsourcing of certain functions to third parties;

  implementation of, and performance under, the debt management program, including compliance with the Company’s debt covenants;

  development and implementation of product go-to-market and e-commerce strategies;

  protection, enforcement and defense of the Company’s intellectual property, including defense of our products against the intellectual property challenges of others;

  implementation of intellectual property licensing and other strategies;

  completion of information systems upgrades, including SAP, the Company’s enterprise system software;

  completion of various portfolio actions;

  reduction of inventories;

  integration of acquired businesses;

  improvement in manufacturing productivity and techniques;

  improvement in receivables performance;

  improvement in supply chain efficiency; and

  implementation of the strategies designed to address the decline in the Company’s traditional businesses.

The forward-looking statements contained in this report are subject to the following additional risk factors:

  inherent unpredictability of currency fluctuations, commodity prices and raw material costs;

  competitive actions, including pricing;

  changes in the Company’s debt credit ratings and its ability to access capital markets;

  the nature and pace of technology evolution;

  changes to accounting rules and to tax laws, as well as other factors which could impact the Company’s reported financial position or effective tax rate;

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

A summary of operating data for 2006 and for the four years prior is shown on page 150.

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

Using a sensitivity analysis based on estimated fair value of open forward contracts using available forward rates, if the U.S. dollar had been 10% weaker at December 31, 2006 and 2005, the fair value of open forward contracts would have increased $2 million and decreased $29 million, respectively. Such gains or losses would be substantially offset by losses or gains from the revaluation or settlement of the underlying positions hedged.

There were no open forward contracts hedging silver at December 31, 2006. Using a sensitivity analysis based on estimated fair value of open forward contracts using available forward prices, if available forward silver prices had been 10% lower at December 31, 2005, the fair value of open forward contracts would have decreased $3 million. Such losses in fair value were offset by lower costs of manufacturing silver-containing products.

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

Using a sensitivity analysis based on estimated fair value of short-term and long-term borrowings, if available market interest rates had been 10% (about 63 basis points) higher at December 31, 2006, the fair value of short-term and long-term borrowings would have decreased less than one million and $59 million, respectively. Using a sensitivity analysis based on estimated fair value of short-term and long-term borrowings, if available market interest rates had been 10% (about 63 basis points) higher at December 31, 2005, the fair value of short-term and long-term borrowings would have decreased $2 million and $68 million, respectively.

The Company’s financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments. The Company manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties. The Company has procedures to monitor the credit exposure amounts. The maximum credit exposure at December 31, 2006 was not significant to the Company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Eastman Kodak Company:

We have completed integrated audits of Eastman Kodak Company’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Eastman Kodak Company and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for inventory on January 1, 2006. As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for pension and postretirement benefit plans as of December 31, 2006. As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for share-based payments on January 1, 2005. As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for asset retirement obligations as of December 31, 2005.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
Rochester, New York
March 1, 2007

Eastman Kodak Company CONSOLIDATED STATEMENT OF OPERATIONS
	For the Year Ended December 31,
(in millions, except per share data)	2006	2005	2004
Net sales	$13,274	$14,268	$13,517
Cost of goods sold	9,906	10,650	9,601

Gross profit	3,368	3,618	3,916
Selling, general and administrative expenses	2,389	2,668	2,491
Research and development costs	710	892	836
Restructuring costs and other	471	690	695

Loss from continuing operations before interest, other income (charges), net and income taxes	(202)	(632)	(106)

Interest expense	262	211	168
Other income (charges), net	118	44	161

Loss from continuing operations before income taxes	(346)	(799)	(113)
Provision (benefit) for income taxes	254	555	(182)

(Loss) earnings from continuing operations	$(600)	$(1,354)	$69

(Loss) earnings from discontinued operations, net of income taxes	$(1)	$150	$475

Loss from cumulative effect of accounting change, net of income taxes	$—	$(57)	$—

NET (LOSS) EARNINGS	$(601)	$(1,261)	$544

Basic and diluted net (loss) earnings per share:
Continuing operations	$(2.09)	$(4.70)	$.24
Discontinued operations	—	.52	1.66
Cumulative effect of accounting change	—	(.20)	—
Total	$(2.09)	$(4.38)	$1.90

Cash dividends per share	$.50	$.50	$.50

The accompanying notes are an integral part of these consolidated financial statements.

Eastman Kodak Company
CONSOLIDATED STATEMENT OF FINANCIAL POSITION

	At December 31,
(in millions, except share and per share data)	2006	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,469	$1,665
Receivables, net	2,669	2,760
Inventories, net	1,202	1,455
Deferred income taxes	108	100
Other current assets	109	116
Total current assets	5,557	6,096

Property, plant and equipment, net	2,842	3,778
Goodwill	2,196	2,141
Other long-term assets	3,725	3,221
TOTAL ASSETS	$14,320	$15,236

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and other current liabilities	$4,143	$4,187
Short-term borrowings	64	819
Accrued income and other taxes	764	483
Total current liabilities	4,971	5,489

Long-term debt, net of current portion	2,714	2,764
Pension and other postretirement liabilities	3,964	3,476
Other long-term liabilities	1,283	1,225
Total liabilities	12,932	12,954

Commitments and Contingencies (Note 11)

SHAREHOLDERS’ EQUITY
Common stock, $2.50 par value, 950,000,000 shares authorized; 391,292,760 shares issued as of December 31, 2006 and 2005; 287,333,123 and 287,223,323 shares outstanding as of December 31, 2006 and 2005	978	978
Additional paid in capital	881	867
Retained earnings	5,967	6,717
Accumulated other comprehensive loss	(635)	(467)
	7,191	8,095
Treasury stock, at cost 103,959,637 shares as of December 31, 2006 and 104,069,437 shares as of December 31, 2005	5,803	5,813
Total shareholders’ equity	1,388	2,282

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,320	$15,236

The accompanying notes are an integral part of these consolidated financial statements.

Eastman Kodak Company
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in millions, except share and per share data)	Common Stock (1)	Additional Paid In Capital	Retained Earnings (3)	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Shareholders’ Equity December 31, 2003	$978	$842	$7,741	$(238)	$(5,852)	$3,471
Net earnings	—	—	544	—	—	544

Other comprehensive income (loss):
Unrealized losses on available-for-sale securities ($18 million pre-tax)	—	—	—	(11)	—	(11)
Unrealized gains arising from hedging activity ($8 million pre-tax)	—	—	—	5	—	5
Reclassification adjustment for hedging related gains included in net earnings ($11 million pre-tax)	—	—	—	8	—	8
Currency translation adjustments	—	—	—	228	—	228
Minimum pension liability adjustment ($126 million pre-tax)	—	—	—	(82)	—	(82)
Other comprehensive income	—	—	—	148	—	148

Comprehensive income						692

Cash dividends declared ($.50 per common share)	—	—	(143)	—	—	(143)
Treasury stock issued, net (105,323 shares) (4)	—	—	(5)	—	7	2
Unvested stock issuances (10,944 shares)	—	3	(1)	—	1	3
Reclassification of stock-based compensation awards under SFAS No. 123R adoption (2)	—	9	—	—	—	9
Shareholders’ Equity December 31, 2004	$978	$854	$8,136	$(90)	$(5,844)	$4,034

Eastman Kodak Company
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY Cont’d.

(in millions, except share and per share data)	Common Stock (1)	Additional Paid In Capital	Retained Earnings (3)	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Shareholders’ Equity December 31, 2004	$978	$854	$8,136	$(90)	$(5,844)	$4,034
Net loss	—	—	(1,261)	—	—	(1,261)

Other comprehensive income (loss):
Unrealized losses on available-for-sale securities ($9 million pre-tax)	—	—	—	(8)	—	(8)
Unrealized gains arising from hedging activity ($21 million pre-tax)	—	—	—	21	—	21
Reclassification adjustment for hedging related gains included in net earnings ($15 million pre-tax)	—	—	—	(15)	—	(15)
Currency translation adjustments	—	—	—	(219)	—	(219)
Minimum pension liability adjustment ($223 million pre-tax)	—	—	—	(156)	—	(156)
Other comprehensive income	—	—	—	(377)	—	(377)
Comprehensive income						(1,638)

Cash dividends declared ($.50 per common share)	—	—	(144)	—	—	(144)
Recognition of equity-based compensation expense	—	14	—	—	—	14
Treasury stock issued, net (357,345 shares) (4)	—	—	(10)	—	22	12
Unvested stock issuances (169,040 shares)	—	(1)	(4)	—	9	4
Shareholders’ Equity December 31, 2005	$978	$867	$6,717	$(467)	$(5,813)	$2,282

Eastman Kodak Company
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY Cont’d.

(in millions, except share and per share data)

(in millions, except share and per share data)	Common Stock (1)	Additional Paid In Capital	Retained Earnings (3)	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Shareholders’ Equity December 31, 2005	$978	$867	$6,717	$(467)	$(5,813)	$2,282
Net loss	—	—	(601)	—	—	(601)

Other comprehensive income (loss):
Unrealized losses on available-for-sale securities ($2 million pre-tax)	—	—	—	(2)	—	(2)
Unrealized gains arising from hedging activity ($8 million pre-tax)	—	—	—	8	—	8
Reclassification adjustment for hedging related gains included in net earnings ($12 million pre-tax)	—	—	—	(12)	—	(12)
Currency translation adjustments	—	—	—	88	—	88
Minimum pension liability adjustment ($185 million pre-tax)	—	—	—	136	—	136
Other comprehensive loss	—	—	—	218	—	218
Comprehensive loss						(383)
Adjustment to initially apply SFAS No. 158 for pension and other postretirement benefits ($466 million pre-tax)	—	—	—	(386)	—	(386)
Cash dividends declared ($.50 per common share)	—	—	(144)	—	—	(144)
Recognition of equity-based compensation expense	—	15	—	—	—	15
Treasury stock surrendered, net (135 shares) (4)	—	—	(3)	—	4	1
Unvested stock issuances (109,935 shares)	—	(1)	(2)	—	6	3
Shareholders’ Equity December 31, 2006	$978	$881	$5,967	$(635)	$(5,803)	$1,388

____________________

(1)	There are 100 million shares of $10 par value preferred stock authorized, none of which have been issued.

(2)	The amount presented as reclassification of stock-based compensation awards under SFAS No. 123R adoption represents the amount reclassified from liabilities to Additional Paid In Capital upon the adoption of SFAS No. 123R on January 1, 2005.
The reclassification was made for comparative purposes.

(3)	Amounts have been restated to reflect the change in methodology of costing U.S. inventories from LIFO to average cost. For further discussion, refer to Note 3, “Inventories.”

(4)	Includes Stock Options exercised and other stock awards issued, offset by shares surrendered for taxes.

The accompanying notes are an integral part of these consolidated financial statements.

Eastman Kodak Company
CONSOLIDATED STATEMENT OF CASH FLOWS
	For the Year Ended December 31,
(in millions)	2006	2005	2004
Cash flows from operating activities:

Net (loss) earnings	$(601)	$(1,261)	$544
Adjustments to reconcile to net cash provided by operating activities:
Loss (earnings) from discontinued operations, net of income taxes	1	(150)	(475)
Loss from cumulative effect of accounting change, net of income taxes	—	57	—
Equity in earnings from unconsolidated affiliates	—	(12)	(20)
Depreciation and amortization	1,331	1,402	1,030
Gain on sales of businesses/assets	(65)	(78)	(13)
Purchased research and development	—	54	16
Non-cash restructuring costs, asset impairments and other charges	141	195	130
(Benefit) provision for deferred income taxes	(104)	343	(44)
Decrease (increase) in receivables	157	228	(43)
Decrease in inventories	271	306	102
Increase (decrease) in liabilities excluding borrowings	61	(118)	(283)
Other items, net	(236)	214	202
Total adjustments	1,557	2,441	602
Net cash provided by continuing operations	956	1,180	1,146
Net cash provided by discontinued operations	—	28	22
Net cash provided by operating activities	956	1,208	1,168
Cash flows from investing activities:
Additions to properties	(379)	(472)	(460)
Net proceeds from sales of businesses/assets	178	130	24
Acquisitions, net of cash acquired	(3)	(984)	(369)
(Investments in) distributions from unconsolidated affiliates	(19)	34	(31)
Marketable securities - sales	133	182	124
Marketable securities - purchases	(135)	(194)	(116)
Net cash used in continuing operations	(225)	(1,304)	(828)
Net cash provided by discontinued operations	—	—	708
Net cash used in investing activities	(225)	(1,304)	(120)
Cash flows from financing activities:
Net decrease in borrowings with maturities of 90 days or less	(11)	(126)	(308)
Proceeds from other borrowings	765	2,520	147
Debt issuance costs	—	(57)	—
Repayment of other borrowings	(1,557)	(1,672)	(767)
Dividends to shareholders	(144)	(144)	(143)
Exercise of employee stock options	—	12	5
Net cash (used in) provided by financing activities	(947)	533	(1,066)
Effect of exchange rate changes on cash	20	(27)	23
Net (decrease) increase in cash and cash equivalents	(196)	410	5
Cash and cash equivalents, beginning of year	1,665	1,255	1,250
Cash and cash equivalents, end of year	$1,469	$1,665	$1,255

Eastman Kodak Company
CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes was:

(in millions)	2006	2005	2004
Interest, net of portion capitalized of $3, $3 and $2	$255	$172	$169
Income taxes	96	110	72

The following non-cash items are not reflected in the Consolidated Statement of Cash Flows:

	2006	2005	2004
Minimum pension liability adjustments	$136	$156	$82
Adjustment to initially apply SFAS No. 158	386	—	—
Liabilities assumed in acquisitions	—	681	123
Issuance of unvested stock, net of forfeitures	1	5	—
Debt assumed for acquisition	—	395	—
Increase in other non-current receivables through increase in deferred royalty revenue from licensee	—	311	—

During the years ended December 31, 2005 and 2004, the Company completed several acquisitions. Information regarding the fair value of assets acquired and liabilities assumed is presented in Note 21, “Acquisitions.”

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

CHANGE IN ACCOUNTING METHODOLOGY

On January 1, 2006, the Company elected to change its method of costing its U.S. inventories to the average cost method, which approximates “first-in, first out” (FIFO), whereas in all prior years most of Kodak’s inventory in the U.S. was costed using the “last-in, first-out” (LIFO) method. The new method of accounting for inventory in the U.S. is deemed preferable as the average cost method provides better matching of revenue and expenses given the rapid technological change in the Company’s products. The average cost method also better reflects the cost of inventory on the Company’s Statement of Financial Position. Prior periods have been restated for comparative purposes in order to reflect the impact of this change in methodology from LIFO to average cost. See Note 3, “Inventories, Net” for further details.

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

For certain other subsidiaries and branches, operations are conducted primarily in U.S. dollars, which is therefore the functional currency. Monetary assets and liabilities of these foreign subsidiaries and branches, which are recorded in local currency, are remeasured at year-end exchange rates, while the related revenue, expense, and gain and loss accounts, which are recorded in local currency, are remeasured at average exchange rates. Non-monetary assets and liabilities, and the related revenue, expense, and gain and loss accounts, are remeasured at historical rates. Adjustments that result from the remeasurement of the assets and liabilities of these subsidiaries are included in net (loss) earnings in the accompanying Consolidated Statement of Operations.

Foreign exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in net (loss) earnings in the accompanying Consolidated Statement of Operations. The effects of foreign currency transactions, including related hedging activities, were losses of $3 million, $31 million, and $10 million in the years 2006, 2005, and 2004, respectively, and are included in other income (charges), net, in the accompanying Consolidated Statement of Operations. Refer to the “Derivative Financial Instruments” section of Note 1, “Significant Accounting Policies,” for a description of how hedging activities are reflected in the Company’s Consolidated Statement of Operations.

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

At December 31, 2006 and 2005, the Company had short-term investments classified as held-to-maturity of $18 million and $15 million, respectively. These investments were included in other current assets in the accompanying Consolidated Statement of Financial Position. In addition, at December 31, 2006 and 2005, the Company had available-for-sale equity securities of $4 million and $13 million, respectively, included in other long-term assets in the accompanying Consolidated Statement of Financial Position. The Company had no investment securities classified as trading securities as of December 31, 2006 or 2005.

INVENTORIES

Inventories are stated at the lower of cost or market. The cost of all of the Company’s inventories is determined by either the FIFO or average cost method, which approximates current cost. The Company provides inventory reserves for excess, obsolete or slow-moving inventory based on changes in customer demand, technology developments or other economic factors.

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

GOODWILL

Goodwill represents the excess of purchase price of an acquisition over the fair value of net assets acquired. The Company applies the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” In accordance with SFAS No. 142, goodwill is not amortized, but is required to be assessed for impairment at least annually. The Company has elected to make September 30 the annual impairment assessment date for all of its reporting units, and will perform additional impairment tests when events or changes in circumstances occur that would more likely than not reduce the fair value of the reporting unit below its carrying amount. SFAS No. 142 defines a reporting unit as an operating segment or one level below an operating segment. The Company estimates the fair value of its reporting units through internal analyses and external valuations, which utilize income and market approaches through the application of discounted cash flow and market comparable methods. The assessment is required to be performed in two steps, step one to test for a potential impairment of goodwill and, if potential losses are identified, step two to measure the impairment loss. The Company completed step one in its fourth quarter and determined that there were no such impairments. Accordingly, the performance of step two was not required.

REVENUE

The Company’s revenue transactions include sales of the following: products; equipment; software; services; equipment bundled with products and/or services and/or software; integrated solutions; and intellectual property licensing. The Company recognizes revenue when realized or realizable and earned, which is when the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the sales price is fixed or determinable; and collectibility is reasonably assured. At the time revenue is recognized, the Company provides for the estimated costs of customer incentive programs, warranties and estimated returns and reduces revenue accordingly.

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

Revenue for the sale of software licenses is recognized when: (1) the Company enters into a legally binding arrangement with a customer for the license of software; (2) the Company delivers the software; (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties; and (4) collection from the customer is reasonably assured. If the Company determines that collection of a fee is not reasonably assured, the fee is deferred and revenue is recognized at the time collection becomes reasonably assured, which is generally upon receipt of payment. Software maintenance and support revenue is recognized ratably over the term of the related maintenance period.

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

The timing and the amount of revenue recognized from the licensing of intellectual property depend upon a variety of factors, including the specific terms of each agreement and the nature of the deliverables and obligations. When the Company has continuing obligations related to a licensing arrangement, revenue related to the ongoing arrangement is recognized over the period of the obligation. Revenue is only recognized after all of the following criteria are met: (1) the Company enters into a legally binding arrangement with a licensee of Kodak’s intellectual property, (2) the Company delivers the technology or intellectual property rights, (3) licensee payment is deemed fixed or determinable and free of contingencies or significant uncertainties, and (4) collection from the licensee is reasonably assured.

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

ADVERTISING

Advertising costs are expensed as incurred and included in selling, general and administrative expenses in the accompanying Consolidated Statement of Operations. Advertising expenses amounted to $394 million, $490 million and $513 million in 2006, 2005 and 2004, respectively.

SHIPPING AND HANDLING COSTS

Amounts charged to customers and costs incurred by the Company related to shipping and handling are included in net sales and cost of goods sold, respectively, in accordance with EITF Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs.”

IMPAIRMENT OF LONG-LIVED ASSETS

The Company applies the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Under the guidance of SFAS No. 144, the Company reviews the carrying values of its long-lived assets, other than goodwill and purchased intangible assets with indefinite useful lives, for impairment whenever events or changes in circumstances indicate that the carrying values may not be recoverable. The Company assesses the recoverability of the carrying values of long-lived assets by first grouping its long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (the asset group) and, secondly, by estimating the undiscounted future cash flows that are directly associated with and that are expected to arise from the use of and eventual disposition of such asset group. The Company estimates the undiscounted cash flows over the remaining useful life of the primary asset within the asset group. If the carrying value of the asset group exceeds the estimated undiscounted cash flows, the Company records an impairment charge to the extent the carrying value of the long-lived asset exceeds its fair value. The Company determines fair value through quoted market prices in active markets or, if quoted market prices are unavailable, through the performance of internal analyses of discounted cash flows or external appraisals.

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

The fair values of silver forward contracts designated as hedges of forecasted worldwide silver purchases are reported in other current assets and/or current liabilities, and the effective portion of the gain or loss on the derivative is recorded in accumulated other comprehensive (loss) income. When the related silver-containing products are sold to third parties, the hedge gains or losses as of the date of the purchase of raw silver are transferred from accumulated other comprehensive (loss) income to cost of goods sold. These gains (losses) transferred to cost of goods sold are generally offset by increased (decreased) costs of silver purchased in the open market.

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

INCOME TAXES

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting and reporting for income taxes recognized in accordance with SFAS No. 109. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken, or expected to be taken, in income tax returns. The Company will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded as an adjustment to retained earnings. The Company does not expect that the adoption of FIN 48 will have a significant impact on the Company’s financial position and results of operations.

The Company accounts for income taxes in accordance with SFAS No. 109. The asset and liability approach underlying SFAS No. 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and tax basis of the Company’s assets and liabilities. Management provides valuation allowances against the net deferred tax asset for amounts that are not considered more likely than not to be realized.

The valuation allowance as of December 31, 2006 of $1,849 million is attributable to $324 million of foreign net deferred tax assets, including certain net operating loss and capital loss carryforwards and $1,525 million of U.S. net deferred tax assets, including certain tax credits, which are not considered more likely than not to be realized.

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

	2006	2005	2004
Numerator:
(Loss) earnings from continuing operations used in basic net (loss) earnings per share	$(600)	$(1,354)	$69

Denominator:
Number of common shares used in basic net earnings per share	287.3	287.9	286.6
Effect of dilutive securities:
Employee stock options	—	—	0.2
Number of common shares used in diluted net earnings per share	287.3	287.9	286.8

For the years ended December 31, 2006 and 2005, outstanding options to purchase the Company’s common stock of 34.6 million and 36.0 million shares, respectively, were not included in the computation of diluted earnings per share because the Company reported a net loss from continuing operations; therefore, the effect would be anti-dilutive. For the year ended December 31, 2004, options to purchase 32.5 million shares of common stock were outstanding at a weighted-average per share price of $52.47, but were not included in the computation of diluted earnings per share because the option’s exercise price was greater than the average market price of the common shares for the period, and the effect would be anti-dilutive.

The Company currently has approximately $575 million in contingent convertible notes (the Convertible Securities) outstanding that were issued in October 2003. Interest on the Convertible Securities accrues at a rate of 3.375% and is payable semi-annually. The Convertible Securities are convertible at an initial conversion rate of 32.2373 shares of the Company’s common stock for each $1,000 principal of the Convertible Securities. The Company’s diluted net earnings per share exclude the effect of the Convertible Securities, as they were anti-dilutive for all periods presented.

STOCK-BASED COMPENSATION

On January 1, 2005, the Company early adopted the stock option expensing rules of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” as interpreted by Financial Accounting Standards Board (FASB) Staff Positions No. 123R-1, 123R-2, 123R-3, 123R-4, 123 R-5, and 123 R-6, using the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company recognized expense under SFAS No. 123R in the amount of $8 million and $16 million for the years ended December 31, 2006 and 2005, respectively. The related impact on basic and diluted earnings per share for the years ended December 31, 2006 and 2005 was a reduction of $.03 and $.06, respectively. The impacts on the Company’s cash flow for 2006 and 2005 were not material.

Upon the adoption of SFAS No. 123R in January 2005, stock-based compensation costs are included in the costs capitalized in inventory at period end. Under the pro forma disclosures previously provided under SFAS No. 123, the Company was not assuming the capitalization of such costs.

For all awards issued after adoption of SFAS No. 123R, the Company changed from the nominal-vesting approach to the non-substantive vesting approach for purposes of accounting for retirement eligible participants. The impact of applying the nominal-vesting approach vs. the non-substantive approach upon adoption of SFAS No. 123R in 2005 was immaterial. The Company has a policy of issuing shares of treasury stock to satisfy share option exercises. Based on an estimate of option exercises, the Company does not expect option exercises to result in the repurchase of stock during 2007.

The Company previously accounted for its employee stock incentive plans under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and the related interpretations under FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.” Accordingly, no stock-based employee compensation cost was reflected in net earnings for the year ended December 31, 2004, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

The Company has determined the pro forma net earnings and net earnings per share information as if the fair value method of SFAS No. 123, “Accounting for Stock-Based Compensation,” had been applied to its stock-based employee compensation in 2004. The pro forma information is as follows:

(in millions, except per share data)	Year Ended December 31, 2004
Net earnings, as reported	$544
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(12)

Pro forma net earnings	$532

Earnings per share:
Basic - as reported	$1.90
Basic - pro forma	$1.86
Diluted - as reported	$1.90
Diluted - pro forma	$1.85

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

The Black-Scholes option pricing model was used with the following weighted-average assumptions for options issued in each year:

	2006	2005	2004
Weighted-average risk-free interest rate	4.6%	3.9%	3.1%
Risk-free interest rates	4.5% - 5.1%	3.6% - 4.5%	2.5% - 3.8%
Weighted-average expected option lives	6 years	5 years	4 years
Expected option lives	3 - 7 years	3 - 7 years	4 years
Weighted-average volatility	34%	35%	37%
Expected volatilities	29% - 36%	31% - 36%	36% - 40%
Weighted-average expected dividend yield	1.9%	1.8%	1.6%
Expected dividend yields	1.8% - 2.3%	1.5% - 1.9%	1.6% - 1.8%

The weighted-average fair value per option granted in 2006, 2005 and 2004 was $8.18, $7.70 and $8.77, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to compensation expense over the options’ vesting period (1-3 years).

COMPREHENSIVE INCOME

Comprehensive income consists of net (loss) earnings, the net unrealized gains or losses on available-for-sale marketable securities, foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on financial instruments qualifying for cash flow hedge accounting, and is presented in the accompanying Consolidated Statement of Shareholders’ Equity.

SEGMENT REPORTING

The Company reports net sales from continuing operations, earnings (losses) from continuing operations before interest, other income (charges), net and income taxes, and certain expense, asset and geographical information about its reportable segments. Reportable segments are components of the Company for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. In December 2006, the Company announced an organizational realignment that will change the current reportable segment structure effective January 1, 2007. See Note 23, “Segment Information,” for a discussion of this change.

RECENTLY ISSUED ACCOUNTING STANDARDS

FASB Statement No. 151
In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs” that amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing” (ARB No. 43) to clarify the accounting for abnormal idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that an allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred for fiscal years beginning after June 15, 2005 (year ending December 31, 2006 for the Company). The adoption of SFAS No. 151 in 2006 did not have a material impact on the Consolidated Financial Statements of the Company.

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

The Company adopted FIN 47 during the fourth quarter of 2005. FIN 47 requires that conditional asset retirement obligations, legal obligations to perform an asset retirement activity in which the timing and/(or) method of settlement are conditional on a future event, be reported, along with associated capitalized asset retirement costs, at their fair values. Upon initial application, FIN 47 requires recognition of (1) a liability, adjusted for cumulative accretion from the date the obligation was incurred until the date of adoption of FIN 47, for existing asset retirement obligations; (2) an asset retirement cost capitalized as an increase to the carrying amount of the associated long-lived asset; and (3) accumulated depreciation on the capitalized asset retirement cost. Accordingly, the Company recognized the following amounts in its Statement of Financial Position at December 31, 2005 and Statement of Operations for the year ended December 31, 2005:

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

The Company has determined the pro forma (loss) earnings from continuing operations, net (loss) earnings, and corresponding per share information as if the provisions of FIN 47 had been adopted prior to January 1, 2004. The pro forma information is as follows:

(in millions, except per share data)	2005	2004
(Loss) earnings from continuing operations
As reported	$(1,354)	$69
Pro forma	$(1,361)	$64

(Loss) earnings from continuing operations, per basic and diluted share
As reported	$(4.70)	$.24
Pro forma	$(4.73)	$.22

Net (loss) earnings
As reported	$(1,261)	$544
Pro forma	$(1,211)	$539

Net (loss) earnings, per basic and diluted share
As reported	$(4.38)	$1.90
Pro forma	$(4.21)	$1.88

Number of shares used in earnings per share
Basic	287.9	286.6
Diluted	287.9	286.8

The liability for asset retirement obligations as of December 31, 2004 would have been $71 million if FIN 47 had been implemented prior to January 1, 2004.

Refer to Note 11, “Commitments and Contingencies,” for further discussion of the Company’s asset retirement obligations.

FASB Statement No. 155
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments (an amendment of FASB Statements No. 133 and 140).” This Statement permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006 (year ending December 31, 2007 for the Company). Additionally, the fair value option may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under previous accounting guidance prior to the adoption of this Statement. The Company is currently evaluating the impact of SFAS No. 155.

FASB Interpretation No. 48
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on various related matters such as derecognition, interest and penalties, and disclosure. The Company will adopt FIN 48 in the first quarter of 2007, and does not expect the adoption of this Interpretation to have a material impact on its Consolidated Financial Statements.

FASB Statement No. 157
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a comprehensive framework for measuring fair value in GAAP and expands disclosures about fair value measurements. Specifically, this Statement sets forth a definition of fair value, and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The provisions of SFAS No. 157 are generally required to be applied on a prospective basis, except to certain financial instruments accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” for which the provisions of SFAS No. 157 should be applied retrospectively. The Company will adopt SFAS No. 157 in the first quarter of 2008.

FASB Statement No. 158
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132(R))”, which is effective in fiscal years ending after December 15, 2006. This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 does not change the amount of actuarially determined expense that is recorded in the Consolidated Statement of Operations. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, which is consistent with the Company’s present measurement date. The adoption of SFAS No. 158 did not have any impact on the Company’s Consolidated Statement of Operations, Statement of Cash Flows, or compliance with its debt covenants.

The table below discloses the impact of adoption on the Company’s Consolidated Statement of Financial Position as of December 31, 2006.

(in millions)	Before Application of SFAS No. 158	Adjustments Increase/(Decrease)	After Application of SFAS No. 158
Other long-term assets	$3,421	$304	$3,725
Total assets	14,016	304	14,320
Accounts payable and other current liabilities	4,100	43	4,143
Total current liabilities	4,928	43	4,971
Pension and other postretirement liabilities	3,318	646	3,964
Other long-term liabilities	1,282	1	1,283
Total liabilities	12,242	690	12,932
Accumulated other comprehensive loss	(249)	386	(635)
Total shareholders’ equity	1,774	(386)	1,388
Total liabilities and shareholders’ equity	$14,016	$304	$14,320

SAB No. 108
In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. This SAB establishes a “dual approach” methodology that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements (both the statement of operations and statement of financial position). The SEC has stated that SAB No. 108 should be applied no later than the annual financial statements for the first fiscal year ending after November 15, 2006, with earlier application encouraged. SAB No. 108 permits a company to elect either retrospective or prospective application. The Company’s prospective application requires recording a cumulative effect adjustment in the period of adoption, as well as detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company’s application of SAB No. 108 in the fourth quarter of 2006 did not have any impact on its Consolidated Financial Statements.

FASB Statement No. 159
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The provisions of this statement are required to be applied prospectively. The Company expects to adopt SFAS No. 159 in the first quarter of 2008.

NOTE 2: RECEIVABLES, NET

(in millions)	2006	2005
Trade receivables	$2,304	$2,447
Miscellaneous receivables	365	313
Total (net of allowances of $157 and $162 as of December 31, 2006 and 2005, respectively)	$2,669	$2,760

Of the total trade receivable amounts of $2,304 million and $2,447 million as of December 31, 2006 and 2005, respectively, approximately $344 million and $374 million, respectively, are expected to be settled through customer deductions in lieu of cash payments. Such deductions represent rebates owed to the customer and are included in accounts payable and other current liabilities in the accompanying Consolidated Statement of Financial Position at each respective balance sheet date.

NOTE 3: INVENTORIES, NET
(in millions)	December 31, 2006	December 31, 2005
Finished goods	$745	$893
Work in process	213	243
Raw materials	244	319
Total	$1,202	$1,455

On January 1, 2006, the Company elected to change its method of costing its U.S. inventories to the average cost method, which approximates FIFO, whereas in all prior years most of the Company’s inventory in the U.S. was costed using the LIFO method. As a result of this change, the cost of all of the Company’s inventories is determined by either the FIFO or average cost method. The new method of accounting for inventory in the U.S. is deemed preferable as the average cost method provides better matching of revenue and expenses given the rapid technological change in the Company’s products. The average cost method also better reflects more current costs of inventory on the Company’s Statement of Financial Position. As prescribed in SFAS No. 154, “Accounting Changes and Error Corrections,” retrospective application of the change in accounting method is disclosed below.

The effects of the change in methodology of costing U.S. inventories from LIFO to average cost on inventory and cost of goods sold for prior periods presented are as follows (in millions):

	As of and for the Year Ended December 31, 2005		As of and for the Year Ended December 31, 2004

	LIFO Method	Average Cost Method	LIFO Method	Average Cost Method
Inventory	$1,140	$1,455	$1,158	$1,506
Cost of goods sold	$10,617	$10,650	$9,582	$9,601

Components of the Company’s Consolidated Statement of Operations affected by the change in costing methodology as originally reported under the LIFO method and as adjusted for the change in inventory costing methodology from the LIFO method to the average cost method are as follows (in millions, except per share data):

	Year Ended December 31, 2005

	As Previously Reported	LIFO to Average Cost Change in Costing Methodology Adjustments (1)	As Adjusted
Cost of goods sold	$10,617	$33	$10,650
Gross profit	3,651	(33)	3,618
Loss from continuing operations before interest, other income (charges), net and income taxes	(599)	(33)	(632)
Loss from continuing operations before income taxes	(766)	(33)	(799)
Provision (benefit) for income taxes	689	(134)	555
(Loss) earnings from continuing operations	(1,455)	101	(1,354)
Net (loss) earnings	$(1,362)	$101	$(1,261)
Basic and diluted net (loss) earnings per share:	$(4.73)	$.35	$(4.38)
Continuing operations	$(5.05)	$.35	$(4.70)

____________________

(1)	The impact on the provision (benefit) for income taxes for the year ended December 31, 2005 is primarily the result of the reduction in the U.S. net deferred tax assets for which a valuation allowance was previously recognized in the third quarter of 2005, as disclosed in Note 15.

	Year Ended December 31, 2004

	As Previously Reported	LIFO to Average Cost Change in Costing Methodology Adjustments	As Adjusted
Cost of goods sold	$9,582	$19	$9,601
Gross profit	3,935	(19)	3,916
Loss from continuing operations before interest, other income (charges), net and income taxes	(87)	(19)	(106)
Loss from continuing operations before income taxes	(94)	(19)	(113)
Benefit for income taxes	(175)	(7)	(182)
Earnings (loss) from continuing Operations	81	(12)	69
Net earnings (loss)	$556	$(12)	$544
Basic and diluted net earnings (loss) per share:	$1.94	$(.04)	$1.90
Continuing operations	$.28	$(.04)	$.24

Components of the Company’s Consolidated Statement of Financial Position affected by the change in costing methodology as of December 31, 2005, as originally reported under the LIFO method and as adjusted for the change in inventory costing methodology from the LIFO method to the average cost method are as follows (in millions):

	As Previously Reported	LIFO to Average Cost Change in Costing Methodology Adjustments	As Adjusted
ASSETS
Current Assets
Inventories, net	$1,140	$315	$1,455
Total Current Assets	5,781	315	6,096
TOTAL ASSETS	$14,921	$315	$15,236

SHAREHOLDERS’ EQUITY
Retained earnings	$6,402	$315	$6,717
Total Shareholders’ Equity	1,967	315	2,282
TOTAL LIABILITIES &
SHAREHOLDERS’ EQUITY	$14,921	$315	$15,236

Components of the Company’s Consolidated Statement of Cash Flows affected by the change in costing methodology for the year ended December 31, 2005 as originally reported under the LIFO method and as adjusted for the change in inventory valuation methodology from the LIFO method to the average cost method are as follows (in millions):

	As Previously Reported	LIFO to Average Cost Change in Costing Methodology Adjustments (1)	As Adjusted
Cash flows relating to operating activities:
Net (loss) earnings	$(1,362)	$101	$(1,261)
Adjustments to reconcile to net cash provided by operating activities:
Provision (benefit) for deferred Taxes	476	(133)	343
Decrease in inventories	274	32	306
Net cash provided by operating activities	$1,208	$—	$1,208
____________________

(1)	Refer to footnote (1) on Page 97.

Components of the Company’s Consolidated Statement of Cash Flows affected by the change in costing methodology for the year ended December 31, 2004 as originally reported under the LIFO method and as adjusted for the change in inventory valuation methodology from the LIFO method to the average cost method are as follows (in millions):

	As Previously Reported	LIFO to Average Cost Change in Costing Methodology Adjustments	As Adjusted
Cash flows relating to operating activities:
Net earnings (loss)	$556	$(12)	$544
Adjustments to reconcile to net cash provided by operating activities: Benefit for deferred taxes	(37)	(7)	(44)
Decrease in inventories	83	19	102
Net cash provided by operating activities	$1,168	$—	$1,168

NOTE 4: PROPERTY, PLANT AND EQUIPMENT, NET

(in millions)	2006	2005
Land	$98	$127
Buildings and building improvements	2,393	2,552
Machinery and equipment	7,787	8,481
Construction in progress	94	219
	10,372	11,379
Accumulated depreciation	(7,530)	(7,601)
Net properties	$2,842	$3,778

Depreciation expense was $1,185 million, $1,281 million and $964 million for the years 2006, 2005 and 2004, respectively, of which approximately $285 million, $391 million and $183 million, respectively, represented accelerated depreciation in connection with restructuring actions.

NOTE 5: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $2,196 million and $2,141 million at December 31, 2006 and 2005, respectively. The changes in the carrying amount of goodwill by reportable segment for 2005 and 2006 were as follows:

(in millions)	Consumer Digital Group	Film & Photo- finishing Systems Group	Health Group	Graphic Communications Group	Consolidated Total
Balance at December 31, 2004	$162	$579	$587	$118	$1,446

Goodwill related to acquisitions	—	—	32	709	741
Finalization of purchase accounting	—	—	—	1	1
Currency translation adjustments	(2)	(8)	(31)	(6)	(47)
Balance at December 31, 2005	$160	$571	$588	$822	$2,141

Finalization of purchase accounting	—	—	—	2	2
Currency translation adjustments	4	26	24	(1)	53
Balance at December 31, 2006	$164	$597	$612	$823	$2,196

The purchase accounting adjustments of $2 million for the year ended December 31, 2006 were attributable to the finalization of purchase accounting for the 2005 acquisition of KPG in the amount of $19 million, and finalization of purchase accounting for the 2005 acquisition of Creo in the amount of $(17) million.

Due to the realignment of the Company’s operating model and change in reporting structure, as described in Note 23, “Segment Information,” effective January 1, 2006, the Company reassessed its goodwill for impairment during the first quarter of 2006, and determined that no reporting units’ carrying values exceeded their respective estimated fair values based on the realigned reporting structure and, therefore, there was no impairment.

The gross carrying amount and accumulated amortization by major intangible asset category for 2006 and 2005 were as follows:

	As of December 31, 2006

(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Amortization Period
Technology-based	$488	$225	$263	7 years
Customer-related	402	118	284	13 years
Other	217	91	126	7 years
Total	$1,107	$434	$673	9 years

	As of December 31, 2005

(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Amortization Period
Technology-based	$482	$154	$328	7 years
Customer-related	400	81	319	13 years
Other	212	53	159	7 years
Total	$1,094	$288	$806	9 years

The intangible assets acquired during 2006 of $3 million were attributable to technology-based intangible assets for the purchase of intellectual property.

Amortization expense related to intangible assets was $146 million, $125 million and $67 million in 2006, 2005 and 2004, respectively.

Estimated future amortization expense related to purchased intangible assets at December 31, 2006 is as follows (in millions):

2007	$136
2008	130
2009	118
2010	92
2011	48
2012+	149
Total	$673

NOTE 6: OTHER LONG-TERM ASSETS

(in millions)	2006	2005
Prepaid pension costs	$1,599	$1,144
Investments in unconsolidated affiliates	54	61
Deferred income taxes, net of valuation allowance	642	450
Intangible assets other than goodwill	673	806
Non-current receivables	402	383
Miscellaneous other long-term assets	355	377
Total	$3,725	$3,221

The miscellaneous component above consists of other miscellaneous long-term assets that, individually, are less than 5% of the Company’s total assets, and therefore, have been aggregated in accordance with Regulation S-X.

NOTE 7: INVESTMENTS

Equity Method -

At December 31, 2006 and 2005, the Company’s significant equity method investees and the Company’s approximate ownership interest in each investee were as follows:

	2006	2005
SK Display Corporation	—	34%
Matsushita-Ultra Technologies Battery Corporation	30%	30%
Lucky Film Co. Ltd (Lucky Film)	13%	13%
KJ Imaging	34%	34%
J League Photo	25%	25%

At December 31, 2006 and 2005, the carrying value of the Company’s equity investment in these significant unconsolidated affiliates was $36 million and $30 million, respectively, and is reported within other long-term assets in the accompanying Consolidated Statement of Financial Position. The Company records its equity in the income or losses of these investees and reports such amounts in other income (charges), net in the accompanying Consolidated Statement of Operations. See Note 14, “Other Income (Charges), Net.”

In January 2006, Kodak terminated the SK Display joint venture arrangement with Sanyo Electric Company pursuant to terms of the original agreement. The Company recognized a $7 million gain in other income (charges), net on this transaction. This termination did not have a material impact on the Company’s financial position, results of operations or cash flows. Kodak will continue as exclusive licensing agent on behalf of Kodak and Sanyo for certain OLED intellectual property.

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

Summarized financial information for KPG for 2004 is as follows:

Condensed Statement of Operations

(dollar amounts in millions)	2004
Net sales	$1,715
Gross profit	563
Income from continuing operations	105
Net income	105

Condensed Balance Sheet

(dollar amounts in millions)	December 31, 2004
Current assets	$909
Noncurrent assets	401
Current liabilities	458
Noncurrent liabilities	60

Kodak has no other material activities with its equity method investees.

Cost Method -

The Company also has certain investments with less than a 20% ownership interest in various private companies whereby the Company does not have the ability to exercise significant influence. These investments are accounted for under the cost method. For those investments that have readily determinable fair market values, the carrying values are adjusted to fair market value based on the most recent information available. For those investments that have no readily determinable fair market value, the carrying values are adjusted if there have been identified events or changes in circumstances that would have a significant effect on the fair value. The remaining carrying value of the Company’s investments accounted for under the cost method at December 31, 2006 and 2005 of $18 million and $31 million, respectively, is included in other long-term assets in the accompanying Consolidated Statement of Financial Position.

NOTE 8: ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

(in millions)	2006	2005
Accounts payable, trade	$1,003	$996
Accrued employment-related liabilities	876	950
Accrued advertising and promotional expenses	596	683
Deferred revenue	496	350
Accrued restructuring liabilities	263	309
Other	909	899
Total	$4,143	$4,187

The other component above consists of other miscellaneous current liabilities that, individually, are less than 5% of the total current liabilities component within the Consolidated Statement of Financial Position, and therefore, have been aggregated in accordance with Regulation S-X.

NOTE 9: SHORT-TERM BORROWINGS AND LONG-TERM DEBT

SHORT-TERM BORROWINGS
The Company’s short-term borrowings at December 31, 2006 and 2005 were as follows:

(in millions)	2006	2005
Current portion of long-term debt	$17	$706
Short-term bank borrowings	47	113
Total	$64	$819

The weighted-average interest rates for short-term bank borrowings outstanding at December 31, 2006 and 2005 were 9.84% and 5.82%, respectively.

As of December 31, 2006, the Company and its subsidiaries, on a consolidated basis, maintained $1,110 million in committed bank lines of credit and $616 million in uncommitted bank lines of credit to ensure continued access to short-term borrowing capacity.

LONG-TERM DEBT, INCLUDING LINES OF CREDIT

Long-term debt and related maturities and interest rates were as follows at December 31, 2006 and 2005 (in millions):

			2006		2005

Country	Type	Maturity	Weighted- Average Interest Rate	Amount Out- Standing	Weighted- Average Interest Rate	Amount Out- Standing
U.S.	Medium-term	2006	—	$—	6.38%	$500
U.S.	Medium-term	2008	3.63%	250	3.63%	250
U.S.	Term note	2007	7.60%*	10	—	—
U.S.	Term note	2012	7.60%*	861	6.63%*	920
Canada	Term note	2012	7.60%*	277	6.52%*	280
U.S.	Term notes	2006-2013	6.16%	47	6.16%	83
Germany	Term notes	2006-2013	6.16%	188	6.16%	331
U.S.	Term note	2013	7.25%	500	7.25%	500
U.S.	Term note	2018	9.95%	3	9.95%	3
U.S.	Term note	2021	9.20%	10	9.20%	10
U.S.	Convertible	2033	3.38%	575	3.38%	575
U.S.	Notes	2006-2010	5.90%*	8	5.80%*	16
Other				2		2
				2,731		3,470
Current portion of long-term debt				(17)		(706)
Long-term debt, net of current portion				$2,714		$2,764

____________________
* Represents debt with a variable interest rate.

Annual maturities (in millions) of long-term debt outstanding at December 31, 2006 are as follows: $17 in 2007, $273 in 2008, $34 in 2009, $36 in 2010, $39 in 2011 and $2,332 in 2012 and beyond.

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

The 5-Year Revolving Credit Facility can be used by Eastman Kodak Company (U.S. Borrower) for general corporate purposes including the issuance of letters of credit. Amounts available under the facility can be borrowed, repaid and re-borrowed throughout the term of the facility provided the Company remains in compliance with covenants contained in the Secured Credit Agreement. As of December 31, 2006, there was no debt outstanding and $141 million of letters of credit issued under this facility.

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

At December 31, 2006, the balances for these secured credit facilities reported in long-term debt, net of current portion, on the Consolidated Statement of Financial Position were $861 million and $277 million for the U.S. Borrower and the Canadian Borrower, respectively. The Secured Credit Agreement requires mandatory quarterly prepayment of .25% of the outstanding advances. Debt issue costs incurred of approximately $57 million associated with the Secured Credit Facilities were recorded as an asset and are being amortized over the life of the borrowings.

In the fourth quarter of 2006, the Company prepaid $542 million on its Term Loan Facility. In conjunction with this prepayment, the Company wrote off approximately $9 million of debt issuance costs associated with the early extinguishment of debt.

Pursuant to the Secured Credit Agreement and associated Security Agreement, each subsidiary organized in the U.S. jointly and severally guarantees the obligations under the Secured Credit Agreement and all other obligations of the Company and its subsidiaries to the Lenders. The guaranty is supported by the pledge of certain U.S. assets of the U.S. Borrower and the Company’s U.S. subsidiaries including, but not limited to, receivables, inventory, equipment, deposit accounts, investments, intellectual property, including patents, trademarks and copyrights, and the capital stock of “Material Subsidiaries.” Excluded from pledged assets are real property, “Principal Properties” and equity interests in “Restricted Subsidiaries”, as defined in the Company’s 1988 Indenture.

“Material Subsidiaries” are defined as those subsidiaries with revenues or assets constituting 5 percent or more of the consolidated revenues or assets of the corresponding borrower. Material Subsidiaries will be determined on an annual basis under the Secured Credit Agreement.

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

Interest rates for borrowings under the Secured Credit Agreement are dependent on the Company’s Long Term Senior Secured Credit Rating. The Secured Credit Agreement contains various affirmative and negative covenants customary in a facility of this type, including two quarterly financial covenants: (1) a consolidated debt for borrowed money to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (subject to adjustments to exclude any extraordinary income or losses, as defined by the Secured Credit Agreement, interest income and certain non-cash items of income and expense) ratio of not greater than: 3.50 to 1 as of December 31, 2006 and thereafter, and (2) a consolidated EBITDA to consolidated interest expense (subject to adjustments to exclude interest expense not related to borrowed money) ratio, on a rolling four-quarter basis, of no less than 3 to 1. As of December 31, 2006, the Company was in compliance with all covenants under the Secured Credit Agreement.

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

The Company pays a commitment fee at an annual rate of 50 basis points on the undrawn balance of the 5-Year Revolving Credit Facility at the Company’s current credit rating of Ba3 and B+ from Moody’s Investor Services, Inc. (Moody’s) and Standard & Poor’s Rating Services (S&P), respectively. This fee is reported as interest expense in the Company’s Consolidated Statement of Operations.

In addition to the 5-Year Revolving Credit Facility, the Company has other committed and uncommitted lines of credit at December 31, 2006 totaling $110 million and $616 million, respectively. These lines primarily support borrowing needs of the Company’s subsidiaries, which include term loans, overdraft coverage, letters of credit and revolving credit lines. Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market conditions. Total outstanding borrowings against these other committed and uncommitted lines of credit at December 31, 2006 were $18 million and $29 million, respectively. These outstanding borrowings are reflected in the short-term borrowings in the accompanying Consolidated Statement of Financial Position at December 31, 2006.

At December 31, 2006, the Company had outstanding letters of credit totaling $144 million and surety bonds in the amount of $100 million primarily to ensure the payment of possible casualty and workers’ compensation claims, environmental liabilities, and to support various customs and trade activities.

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

NOTE 10: OTHER LONG-TERM LIABILITIES

(in millions)	2006	2005
Deferred royalty revenue from licensees	$545	$501
Environmental liabilities	154	171
Deferred compensation	134	158
Asset retirement obligations	101	75
Deferred income taxes	1	33
Minority interest in Kodak companies	21	20
Other	327	267
Total	$1,283	$1,225

The other component above consists of other miscellaneous long-term liabilities that, individually, are less than 5% of the total liabilities component in the accompanying Consolidated Statement of Financial Position, and therefore, have been aggregated in accordance with Regulation S-X.

NOTE 11: COMMITMENTS AND CONTINGENCIES

Environmental
Cash expenditures for pollution prevention and waste treatment for the Company’s current facilities were as follows:

(in millions)	2006	2005	2004
Recurring costs for pollution prevention and waste treatment	$65	$79	$75
Capital expenditures for pollution prevention and waste treatment	3	7	7
Site remediation costs	2	2	3
Total	$70	$88	$85

At December 31, 2006 and 2005, the Company’s undiscounted accrued liabilities for environmental remediation costs amounted to $154 million and $171 million, respectively. These amounts are reported in other long-term liabilities in the accompanying Consolidated Statement of Financial Position.

The Company is currently implementing a Corrective Action Program required by the Resource Conservation and Recovery Act (RCRA) at the Kodak Park site in Rochester, NY. As part of this program, the Company has completed the RCRA Facility Assessment (RFA), a broad-based environmental investigation of the site. The Company is currently in the process of completing, and in some cases has completed, RCRA Facility Investigations (RFI) and Corrective Measures Studies (CMS) for areas at the site. At December 31, 2006, estimated future investigation and remediation costs of $65 million are accrued for this site and are included in the $154 million reported in other long-term liabilities.

The Company has obligations relating to other operating sites and former operations with estimated future investigation, remediation and monitoring costs of $16 million. At December 31, 2006, these costs are accrued and included in the $154 million reported in other long-term liabilities.

The Company has obligations relating to plant closures and former operations. As a result of four plant closures, the Company has estimated future investigation, remediation and monitoring cost of $23 million. The Company has obligations with estimated future investigation, remediation and monitoring costs of $9 million at sites of former operations. At December 31, 2006, these costs are accrued and included in the $154 million reported in other long-term liabilities.

In 2005, the Company completed its acquisition of KPG through the redemption of Sun Chemical Corporation’s 50 percent interest in the joint venture, and also completed its acquisition of Creo. As a result of the two acquisitions, the Company has obligations with estimated future investigation, remediation and monitoring costs of $20 million. The closure of a Creo plant located in West Virginia was announced in the third quarter of 2005 with remediation at a cost of $15 million and is included in the $20 million. At December 31, 2006, these costs are accrued and included in the $154 million reported in other long-term liabilities.

The Company has retained certain obligations for environmental remediation and Superfund matters related to certain sites associated with the non-imaging health businesses sold in 1994. At December 31, 2006, estimated future remediation costs of $21 million are accrued for these sites and are included in the $154 million reported in other long-term liabilities.

Cash expenditures for the aforementioned investigation, remediation and monitoring activities are expected to be incurred over the next twenty-nine years for many of the sites. For these known environmental liabilities, the accrual reflects the Company’s best estimate of the amount it will incur under the agreed-upon or proposed work plans. The Company’s cost estimates were determined using the ASTM Standard E 2137-01, “Standard Guide for Estimating Monetary Costs and Liabilities for Environmental Matters,” and have not been reduced by possible recoveries from third parties. The overall method includes the use of a probabilistic model which forecasts a range of cost estimates for the remediation required at individual sites. The projects are closely monitored and the models are reviewed as significant events occur or at least once per year. The Company’s estimate includes equipment and operating costs for remediation and long-term monitoring of the sites. The Company does not believe it is reasonably possible that the losses for the known exposures could exceed the current accruals by material amounts.

A Consent Decree was signed in 1994 in settlement of a civil complaint brought by the U.S. Environmental Protection Agency and the U.S. Department of Justice. In connection with the Consent Decree, the Company is subject to a Compliance Schedule, under which the Company has improved its waste characterization procedures, upgraded one of its incinerators, and is evaluating and upgrading its industrial sewer system. The total expenditures required to complete this program are currently estimated to be approximately $2 million over the next two years. These expenditures are incurred as part of plant operations and, therefore, are not included in the environmental accrual at December 31, 2006.

The Company is presently designated as a potentially responsible party (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (the Superfund Law), or under similar state laws, for environmental assessment and cleanup costs as the result of the Company’s alleged arrangements for disposal of hazardous substances at six Superfund sites. With respect to each of these sites, the Company’s liability is minimal. In addition, the Company has been identified as a PRP in connection with the non-imaging health businesses in three active Superfund sites. Numerous other PRPs have also been designated at these sites. Although the law imposes joint and several liability on PRPs, the Company’s historical experience demonstrates that these costs are shared with other PRPs. Settlements and costs paid by the Company in Superfund matters to date have not been material. Future costs are also not expected to be material to the Company’s financial position, results of operations or cash flows.

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

Asset Retirement Obligations
As of December 31, 2006 and 2005, the Company has recorded approximately $101 million and $75 million, respectively, of asset retirement obligations within other long-term liabilities in the accompanying Consolidated Statement of Financial Position. The Company’s asset retirement obligations primarily relate to asbestos contained in buildings that the Company owns. In many of the countries in which the Company operates, environmental regulations exist that require the Company to handle and dispose of asbestos in a special manner if a building undergoes major renovations or is demolished. Otherwise, the Company is not required to remove the asbestos from its buildings. The Company records a liability equal to the estimated fair value of its obligation to perform asset retirement activities related to the asbestos, computed using an expected present value technique, when sufficient information exists to calculate the fair value. The Company does not have a liability recorded related to each building that contains asbestos because the Company cannot estimate the fair value of its obligation for certain buildings due to a lack of sufficient information about the range of time over which the obligation may be settled through demolition, renovation or sale of the building.

Reconciliations of the beginning and ending aggregate carrying amount of all asset retirement obligations (including those recorded under SFAS No. 143, FSP 143-1, and FIN 47) for the years ended December 31, 2006 and 2005 are presented below:

(dollar amounts in millions)	2006	2005
Asset retirement obligations as of January 1	$75	$7
Liabilities incurred in the current period (including the adoption of FIN 47 in 2005)	38	66
Liabilities settled in the current period	(30)	—
Accretion expense	18	2
Revisions in estimated cash flows	(5)	—
Foreign exchange	5	—

Asset retirement obligations as of December 31	$101	$75

A reconciliation for the year ended December 31, 2004 is not shown due to immateriality.

Other Commitments and Contingencies
The Company has entered into agreements with several companies, which provide Kodak with products and services to be used in its normal operations. These agreements are related to supplies, production and administrative services, as well as marketing and advertising. The terms of these agreements cover the next two to sixteen years. The minimum payments for these agreements are approximately $792 million in 2007, $393 million in 2008, $169 million in 2009, $103 million in 2010, $68 million in 2011 and $139 million in 2012 and thereafter.

At December 31, 2006, the Company had outstanding letters of credit totaling $144 million and surety bonds in the amount of $100 million primarily to ensure the completion of payment of possible casualty and workers’ compensation claims, environmental liabilities, and to support various customs and trade activities.

Rental expense, net of minor sublease income, amounted to $170 million in 2006, $149 million in 2005 and $161 million in 2004. The approximate amounts of noncancelable lease commitments with terms of more than one year, principally for the rental of real property, reduced by minor sublease income, are $159 million in 2007, $131 million in 2008, $103 million in 2009, $79 million in 2010, $63 million in 2011 and $101 million in 2012 and thereafter.

In December 2003, the Company sold a property in France for approximately $65 million, net of direct selling costs, and then leased back a portion of this property for a nine-year term. In accordance with SFAS No. 98, “Accounting for Leases,” the entire gain on the property sale of approximately $57 million was deferred and no gain was recognizable upon the closing of the sale as the Company’s continuing involvement in the property is deemed to be significant. As a result, the Company is accounting for the transaction as a financing. Future minimum lease payments under this noncancelable lease commitment are approximately $5 million per year for 2007 through 2011, and approximately $5 million for 2012 and thereafter.

On March 8, 2004, the Company filed a complaint against Sony Corporation (Sony) in federal district court in Rochester, New York, for digital camera patent infringement. On March 31, 2004, Sony sued the Company for digital camera patent infringement in federal district court in Newark, New Jersey. Sony subsequently filed a second lawsuit against the Company in Newark, New Jersey, alleging infringement of a variety of other Sony patents. The Company filed a counterclaim in the New Jersey action, asserting infringement by Sony of the Company’s kiosk patents. Both the Company and Sony sought unspecified damages and other relief. On December 29, 2006, the Company and Sony entered into an agreement settling their patent infringement lawsuits against each other, dismissing the patent infringement claims. No monetary consideration was paid under the settlement agreement.

Separately, the Company and Sony entered into a technology cross license agreement. Due to continuing obligations related to the license agreement, revenue will be recognized over the term of the continuing obligations, which is two years. No revenue was recognized during the current period related to this specific agreement.

On June 13, 2005, a purported shareholder class action lawsuit was filed against the Company and two of its current executives in the United States District Court for the Southern District of New York. On June 20, 2005 and August 10, 2005, similar lawsuits were filed against the same defendants in the United States District Court for the Western District of New York. The cases have been consolidated in the Western District of New York and the lead plaintiffs were John Dudek and the Alaska Electrical Pension Fund. The complaints filed in each of these actions (collectively, the “Complaints”) sought to allege claims under the Securities Exchange Act on behalf of a proposed class of persons who purchased securities of the Company between April 23, 2003 and September 25, 2003, inclusive. An amended complaint was filed on January 20, 2006, containing essentially the same allegations as the original complaint but adding an additional named defendant. Defendants’ motion to dismiss was argued on October 3, 2006 and granted on November 1, 2006. The plaintiff did not appeal.

On or about November 9, 2005, the Company was served with a purported shareholder derivative lawsuit that had been commenced against the Company, as a nominal defendant, and eleven current and former directors and officers of the Company, in the New York State Supreme Court, Monroe County. The Complaint seeks to allege claims on behalf of the Company that, between April 2003 and September 2003, the defendant officers and directors caused the Company to make allegedly improper statements, in press release and other public statements, which falsely represented or omitted material information about the Company’s financial results and guidance. The plaintiff alleges that this conduct was a breach of the defendants’ common law fiduciary obligations to the Company, and constituted an abuse of control, gross mismanagement, waste and unjust enrichment. Defendants’ initial responses to the Complaint are not yet due. The Company intends to defend this lawsuit vigorously.

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

NOTE 12: GUARANTEES

The Company guarantees debt and other obligations of certain customers. At December 31, 2006, these guarantees totaled a maximum of $150 million, with outstanding guaranteed amounts of $131 million. The maximum guarantee amount includes guarantees of up to: $148 million of customer amounts due to banks and leasing companies in connection with financing of customers’ purchases of product and equipment from the Company ($130 million outstanding), and $2 million to other third parties (less than $1 million outstanding.)

The guarantees for the third party debt mature between 2007 and 2011. The customer financing agreements and related guarantees typically have a term of 90 days for product and short-term equipment financing arrangements, and up to five years for long-term equipment financing arrangements. These guarantees would require payment from the Company only in the event of default on payment by the respective debtor. In some cases, particularly for guarantees related to equipment financing, the Company has collateral or recourse provisions to recover and sell the equipment to reduce any losses that might be incurred in connection with the guarantees.

Management believes the likelihood is remote that material payments will be required under any of the guarantees disclosed above. With respect to the guarantees that the Company issued in the year ended December 31, 2006, the Company assessed the fair value of its obligation to stand ready to perform under these guarantees by considering the likelihood of occurrence of the specified triggering events or conditions requiring performance as well as other assumptions and factors.

The Company also guarantees debt owed to banks for some of its consolidated subsidiaries. The maximum amount guaranteed is $799 million, and the outstanding debt under those guarantees, which is recorded within the short-term borrowings and long-term debt, net of current portion components in the accompanying Consolidated Statement of Financial Position, is $255 million. These guarantees expire in 2007 through 2025. As of the closing of the $2.7 billion Secured Credit Facilities on October 18, 2005, a $160 million KPG credit facility was closed. Debt outstanding under the KPG credit facility of $57 million was repaid and the guarantees of $160 million were terminated. Pursuant to the terms of the Company’s $2.7 billion Senior Secured Credit Agreement dated October 18, 2005, obligations under the $2.7 billion Secured Credit Facilities and other obligations of the Company and its subsidiaries to the $2.7 billion Secured Credit Facilities lenders are guaranteed.

Indemnifications
The Company issues indemnifications in certain instances when it sells businesses and real estate, and in the ordinary course of business with its customers, suppliers, service providers and business partners. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. Historically, costs incurred to settle claims related to these indemnifications have not been material to the Company’s financial position, results of operations or cash flows. Additionally, the fair value of the indemnifications that the Company issued during the year ended December 31, 2006 was not material to the Company’s financial position, results of operations or cash flows.

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

(in millions)
Accrued warranty obligations at December 31, 2004	$62
Actual warranty experience during 2005	(79)
2005 warranty provisions	72
Liabilities assumed from acquisitions	7
Adjustments for changes in estimates	(4)
Accrued warranty obligations at December 31, 2005	$58
Actual warranty experience during 2006	(79)
2006 warranty provisions	82
Adjustments for changes in estimates	(1)
Accrued warranty obligations at December 31, 2006	$60

The Company also offers its customers extended warranty arrangements that are generally one year, but may range from three months to three years after the original warranty period. The Company provides repair services and routine maintenance under these arrangements. The Company has not separated the extended warranty revenues and costs from the routine maintenance service revenues and costs, as it is not practicable to do so. Therefore, these revenues and costs have been aggregated in the presentation below. Costs incurred under these arrangements for the year ended December 31, 2006 amounted to $281 million. The change in the Company’s deferred revenue balance in relation to these extended warranty arrangements from December 31, 2005 to December 31, 2006, which is reflected in accounts payable and other current liabilities in the accompanying Consolidated Statement of Financial Position, was as follows:

(in millions)
Deferred revenue at December 31, 2004	$141
New extended warranty arrangements in 2005	484
Liabilities assumed from acquisitions	45
Recognition of extended warranty arrangement revenue in 2005	(487)
Deferred revenue at December 31, 2005	$183
New extended warranty arrangements in 2006	567
Recognition of extended warranty arrangement revenue in 2006	(557)
Deferred revenue at December 31, 2006	$193

Costs incurred under these extended warranty arrangements for the year ended December 31, 2006 and December 31, 2005 amounted to $281 million and $256 million, respectively.

NOTE 13: FINANCIAL INSTRUMENTS

The following table presents the carrying amounts of the assets (liabilities) and the estimated fair values of financial instruments at December 31, 2006 and 2005:

	2006		2005
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Marketable securities:
Current	$18	$18	$15	$16
Long-term	4	4	13	13
Long-term borrowings	(2,714)	(2,740)	(2,764)	(2,688)
Foreign currency forwards	(10)	(10)	1	1
Silver forwards	—	—	2	2

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

The Company enters into foreign currency forward contracts that are designated as cash flow hedges of exchange rate risk related to forecasted foreign currency denominated intercompany sales. Hedge gains and losses are reclassified into cost of goods sold as the inventory transferred in connection with the intercompany sales is sold to third parties. At December 31, 2006, the Company had no open foreign currency cash flow hedges. During 2006, there were no foreign currency cash flow hedges and nothing was reclassified from accumulated other comprehensive (loss) income to cost of goods sold.

The Company does not apply hedge accounting to the foreign currency forward contracts used to offset currency-related changes in the fair value of foreign currency denominated assets and liabilities. These contracts are marked to market through net (loss) earnings at the same time that the exposed assets and liabilities are remeasured through net (loss) earnings (both in other income (charges), net). The majority of the contracts of this type held by the Company are denominated in euros. At December 31, 2006, the fair value of these open contracts was an unrealized loss of $10 million (pre-tax).

The Company has entered into silver forward contracts that are designated as cash flow hedges of price risk related to forecasted worldwide silver purchases. Hedge gains and losses are reclassified into cost of goods sold as silver-containing products are sold to third parties. At December 31, 2006, the Company had no open forward contracts and nothing has been deferred in accumulated other comprehensive (loss) income. During 2006, gains of $12 million (pre-tax) were reclassified from accumulated other comprehensive (loss) income to cost of goods sold. Hedge ineffectiveness was insignificant.

The Company’s financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments. The Company manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties. The Company has procedures to monitor the credit exposure amounts. The maximum credit exposure at December 31, 2006 was not significant to the Company.

NOTE 14: OTHER INCOME (CHARGES), NET

(in millions)	2006	2005	2004
Income (charges):
Interest income	$60	$25	$18
Loss on foreign exchange transactions	(3)	(31)	(10)
Equity in income of unconsolidated affiliates	7	12	30
Gain on sales of capital assets	56	74	15
Interest on past-due receivables and finance revenue on sales	3	4	4
Minority interest	(7)	(4)	(2)
Asset impairments	(11)	(25)	—
Gains on sales of cost method investments	13	4	—
Loss on early extinguishment of debt	(9)	—	—
Lucky Film impairment	—	(19)	—
Sun Microsystems settlement	—	—	92
Legal settlement	—	—	9
Other	9	4	5
Total	$118	$44	$161

NOTE 15: INCOME TAXES

The components of (loss) earnings from continuing operations before income taxes and the related provision (benefit) for U.S. and other income taxes were as follows:

(in millions)	2006	2005	2004
(Loss) earnings before income taxes
U.S.	$(555)	$(1,007)	$(600)
Outside the U.S.	209	208	487
Total	$(346)	$(799)	$(113)
U.S. income taxes
Current provision (benefit)	$194	$19	$(234)
Deferred (benefit) provision	(145)	493	(92)
Income taxes outside the U.S.
Current provision	135	138	141
Deferred provision (benefit)	38	(93)	(2)
State and other income taxes
Current provision (benefit)	45	(2)	2
Deferred (benefit) provision	(13)	—	3
Total	$254	$555	$(182)

The differences between income taxes computed using the U.S. federal income tax rate and the provision (benefit) for income taxes for continuing operations were as follows:

(in millions)	2006	2005	2004
Amount computed using the statutory rate	$(121)	$(280)	$(40)
Increase (reduction) in taxes resulting from:
State and other income taxes, net of federal	6	—	(9)
Export sales and manufacturing credits	(14)	(28)	(30)
Operations outside the U.S.	(16)	(101)	(89)
Valuation allowance	393	995	(10)
Tax settlements and adjustments, including interest	16	(13)	1
Other, net	(10)	(18)	(5)
Provision (benefit) for income taxes	$254	$555	$(182)

Valuation Allowance - U.S.
The Company has performed the required assessment of positive and negative evidence regarding the realization of the net deferred tax assets in accordance with SFAS No. 109. This assessment included the evaluation of scheduled reversals of deferred tax assets and liabilities, estimates of projected future taxable income, carryback potential and tax planning strategies.

As of December 31, 2006, the Company has a valuation allowance of $1,525 million relating to its net deferred tax assets in the U.S. of $1,767 million. The remaining net deferred tax assets in excess of the valuation allowance of $242 million relate primarily to current year losses and certain tax credits which the Company believes it is more likely than not that the assets will be realized. The Company continues to record a valuation allowance on all U.S. tax benefits until an appropriate level of profitability in the U.S. is sustained or until the Company is able to generate enough taxable income through other tax planning strategies and transactions.

As of December 31, 2005, the Company had a valuation allowance of $1,116 million relating to its net deferred tax assets in the U.S. of $1,195 million. The valuation allowance of $1,116 million is attributable to (i) the charges totaling $961 million that were recorded in the third and fourth quarters of 2005 and (ii) a valuation allowance of $155 million recorded in a prior year for certain state tax carryforward deferred tax assets which the Company believes it is not more likely than not that the assets will be realized. The remaining net deferred tax assets in excess of the valuation allowance of $79 million relate to certain foreign tax credit deferred tax assets relating to which management believes it is more likely than not that the assets will be realized.

Valuation Allowance – Outside the U.S.
As of December 31, 2006, the Company has a valuation allowance of approximately $324 million relating to its net deferred tax assets outside of the U.S. of $728 million. The valuation allowance of $324 million is primarily attributable to certain net operating loss and capital loss carryforward assets which the Company believes are not more likely than not to be realized.

During the fourth quarter of 2006, based on the Company’s assessment of positive and negative evidence regarding the realization of the net deferred tax assets, the Company recorded additional valuation allowances of $90 million against its net deferred tax assets in certain jurisdictions outside the U.S. In accordance with SFAS No. 109, the Company’s assessment included the evaluation of scheduled reversals of deferred tax assets and liabilities, estimates of projected future taxable income, carryback potential and tax planning strategies. Based on the Company’s assessment of realizability, the Company concluded that it was no longer more likely than not that these net deferred tax assets would be realized and, as such, recorded a valuation allowance of $90 million.

As of December 31, 2005, the Company had a valuation allowance of $212 million relating to its net deferred tax assets outside of the U.S. of $569 million. The valuation allowance of $212 million was attributable to certain net operating loss and capital loss carryforwards for which the Company believes it is not more likely than not that the assets will be realized.

Tax Settlements, Including Interest
During 2006, the Company has continued to be audited by various taxing authorities. No material settlements were reached during the year. Although management believes that adequate provision has been made for such issues, there is the possibility that the ultimate resolution of such issues could have an adverse effect on the earnings of the Company. Conversely, if these issues are resolved favorably in the future, the related provisions would be reduced, thus having a positive impact on earnings. It is anticipated that audit settlements will be reached during 2007 in the United States and in certain foreign jurisdictions that could have a significant earnings impact. Due to the uncertainty of amounts and in accordance with its accounting policies, the Company has not recorded any potential impact of these settlements.

During 2005, the Company reached a settlement with the Internal Revenue Service covering tax years 1993-1998. As a result, the Company recognized a tax benefit from continuing operations of $44 million, including interest. Net income from discontinued operations for 2005 was $150 million, which was net of a $203 million tax benefit. The $203 million tax benefit for 2005 resulted from the Company’s audit settlement with the Internal Revenue Service for tax years covering 1993 through 1998.

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

Deferred Tax Assets and Liabilities
The significant components of deferred tax assets and liabilities were as follows:

(in millions)	2006	2005
Deferred tax assets
Pension and postretirement obligations	$935	$1,132
Restructuring programs	126	91
Foreign tax credit	353	447
Investment tax credits	147	156
Employee deferred compensation	143	106
Tax loss carryforwards	554	269
Other deferred revenue	214	—
Other	475	447
Total deferred tax assets	2,947	2,648
Deferred tax liabilities
Depreciation	177	519
Leasing	71	78
Inventories	74	116
Other	130	171
Total deferred tax liabilities	452	884
Valuation allowance	1,849	1,328
Net deferred tax assets	$646	$436

Deferred tax assets (liabilities) are reported in the following components within the Consolidated Statement of Financial Position:

(in millions)	2006	2005
Deferred income taxes (current)	$108	$100
Other long-term assets	642	450
Accrued income taxes	(103)	(81)
Other long-term liabilities	(1)	(33)
Net deferred tax assets	$646	$436

At December 31, 2006, the Company had available net operating loss carryforwards both inside and outside of the U.S. of approximately $1,767 million for income tax purposes, of which approximately $663 million has an indefinite carryforward period. The remaining $1,104 million expires between the years 2007 and 2026. Utilization of these net operating losses may be subject to limitations in the event of significant changes in stock ownership of the Company. The Company also has $353 million of unused foreign tax credits at December 31, 2006, with various expiration dates through 2016.

The valuation allowance as of December 31, 2006 of $1,849 million is attributable to $324 million of foreign net deferred tax assets, including certain net operating loss and capital loss carryforwards and $1,525 million of U.S. net deferred tax assets, including current year losses and credits, which the Company believes it is not more likely than not that the assets will be realized.

The valuation allowance as of December 31, 2005 of $1,328 million is attributable to $212 million of foreign net deferred tax assets, including certain net operating loss and capital loss carryforwards and $1,116 million of U.S. net deferred tax assets, including current year losses and credits, which the Company believes it is not more likely than not that the assets will be realized.

The Company has recognized the balance of its deferred tax assets on the belief that it is more likely than not that they will be realized. This belief is based on an assessment of all available evidence, including an evaluation of scheduled reversals of deferred tax assets and liabilities, estimates of projected future taxable income, carryback potential and tax planning strategies.

The Company has been utilizing net operating loss carryforwards to offset taxable income from its operations in China that have become profitable. The Company has been granted a tax holiday in China that became effective when the net operating loss carryforwards were fully utilized during 2004. The tax holiday thus became effective during 2004, and the Company’s tax rate in China was zero percent for 2005. For 2006, 2007 and 2008, the Company’s tax rate will be 7.5%, which is 50% of the normal 15% tax rate for the jurisdiction in which Kodak operates. Thereafter, the Company’s tax rate will be 15%.

Retained earnings of subsidiary companies outside the U.S. were approximately $2,031 million and $1,906 million at December 31, 2006 and 2005, respectively. Deferred taxes have not been provided on such undistributed earnings, as it is the Company’s policy to indefinitely reinvest its retained earnings, and it is not practicable to determine the deferred tax liability on such undistributed earnings in the event they were to be remitted. However, the Company periodically repatriates a portion of these earnings to the extent that it can do so tax-free, or at minimal cost.

The Jobs Creation Act was signed into law in October of 2004. The Act created a temporary incentive for U.S. multinationals to repatriate foreign subsidiary earnings by providing a 85% dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and requirements, including adoption of a specific domestic reinvestment plan for the repatriated earnings. The Company repatriated approximately $580 million in dividends subject to the 85% dividends received deduction. Accordingly, the Company recorded a corresponding tax provision of $29 million with respect to such dividends during 2005.

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

Restructuring Programs Summary

The activity in the accrued restructuring balances and the non-cash charges incurred in relation to all of the restructuring programs described below was as follows for the year ended December 31, 2006:

(in millions)	Balance Dec. 31, 2005	Charges	Reversals	Cash Payments (1)	Non- cash Settlements	Other Adjustments and Reclasses (2)	Balance Dec. 31, 2006
2004-2007 Restructuring Program:
Severance reserve	$271	$318	$(3)	$(416)	$—	$58	$228
Exit costs reserve	23	69	(1)	(67)	—	—	24
Total reserve	$294	$387	$(4)	$(483)	$—	$58	$252
Long-lived asset impairments and inventory write-downs	$—	$100	$—	$—	$(100)	$—	$—
Accelerated depreciation	—	285	—	—	(285)	—	—
Pre-2004 Restructuring Programs:
Severance reserve	$2	$—	$—	$(2)	$—	$—	$—
Exit costs reserve	13	—	—	(3)	—	1	11
Total reserve	$15	$—	$—	$(5)	$—	$1	$11
Total of all restructuring programs	$309	$772	$(4)	$(488)	$(385)	$59	$263

(1)	During the year ended December 31, 2006, the Company paid approximately $548 million related to restructuring. Of this total amount, $488 million was recorded against restructuring reserves, while $60 million was recorded against pension and other postretirement liabilities.

(2)	The total restructuring charges of $772 million, excluding reversals, include: (1) pension and other postretirement charges and credits for curtailments, settlements and special termination benefits, and (2) environmental remediation charges that resulted from the Company’s ongoing restructuring actions. However, because these charges and credits relate to the accounting for pensions, other postretirement benefits, and environmental remediation costs, the related impacts on the Consolidated Statement of Financial Position are reflected in their respective components as opposed to within the accrued restructuring balances at December 31, 2006 or 2005. Accordingly, the Other Adjustments and Reclasses column of the table above includes: (1) reclassifications to Other long-term assets and Pension and other postretirement liabilities for the position elimination-related impacts on the Company’s pension and other postretirement employee benefit plan arrangements, including net curtailment gains, settlement gains, and special termination benefits of $37 million, and (2) reclassifications to Other long-term liabilities for the restructuring-related impacts on the Company’s environmental remediation liabilities of $(9) million. Additionally, the Other Adjustments and Reclasses column of the table above includes: (1) adjustments to the restructuring reserves of $20 million related to the KPG and Creo purchase accounting impacts that were charged appropriately to Goodwill as opposed to Restructuring charges, and (2) foreign currency translation adjustments of $10 million, which are reflected in Accumulated other comprehensive loss in the Consolidated Statement of Financial Position.

The costs incurred, net of reversals, which total $768 million for the year ended December 31, 2006, include $285 million and $12 million of charges related to accelerated depreciation and inventory write-downs, respectively, which were reported in cost of goods sold in the accompanying Consolidated Statement of Operations for the year ended December 31, 2006. The remaining costs incurred, net of reversals, of $471 million, were reported as restructuring costs and other in the accompanying Consolidated Statement of Operations for the year ended December 31, 2006. The severance reserve and exit costs reserve generally require the outlay of cash, while long-lived asset impairments, accelerated depreciation and inventory write-downs represent non-cash items.

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

On July 20, 2005, the Company announced that it would extend the restructuring activity, originally announced in January 2004, as part of its efforts to accelerate its digital transformation and to respond to a faster-than-expected decline in consumer film sales. As a result of this announcement, the overall restructuring program was renamed the “2004-2007 Restructuring Program.” Under the 2004-2007 Restructuring Program, the Company expected to increase the total employment reduction to a range of 22,500 to 25,000 positions, and to reduce its traditional manufacturing infrastructure to approximately $1 billion, compared with $2.9 billion as of December 31, 2004. These changes were expected to increase the total charges under the program to a range of $2.7 billion to $3.0 billion. Based on the actual actions taken through the end of the fourth quarter of 2006 under this program and an understanding of the estimated remaining actions to be taken, the Company expected that the employment reductions and total charges under this program would be within the ranges of 25,000 to 27,000 positions and $3.0 billion to $3.4 billion, respectively. On February 8, 2007, the Company updated the ranges for anticipated restructuring activity. The Company now expects that the total employment reductions will be in the range of 28,000 to 30,000 positions and total charges will be in the range of $3.6 billion to $3.8 billion.

The Company implemented certain actions under this program during 2006. As a result of these actions, the Company recorded charges of $768 million in 2006, net of reversals, which were composed of severance, long-lived asset impairments, exit costs, accelerated depreciation, and inventory write-downs of $315 million, $88 million, $68 million, $285 million and $12 million, respectively. The severance costs related to the elimination of approximately 5,625 positions, including approximately 500 photofinishing, 2,950 manufacturing, 375 research and development and 1,800 administrative positions. The geographic composition of the positions to be eliminated includes approximately 2,675 in the United States and Canada and 2,950 throughout the rest of the world. The reduction of the 5,625 positions and the $387 million charges for severance and exit costs are reflected in the 2004-2007 Restructuring Program table below. The $88 million charge for long-lived asset impairments was included in restructuring costs and other in the accompanying Consolidated Statement of Operations for the year ended December 31, 2006. The charges taken for inventory write-downs of $12 million were reported in cost of goods sold in the accompanying Consolidated Statement of Operations for the year ended December 31, 2006.

As a result of initiatives implemented under the 2004-2007 Restructuring Program, the Company recorded $285 million of accelerated depreciation on long-lived assets in cost of goods sold in the accompanying Consolidated Statement of Operations for the year ended December 31, 2006. The accelerated depreciation relates to long-lived assets accounted for under the held and used model of SFAS No. 144. The year-to-date amount of $285 million relates to $11 million of photofinishing facilities and equipment, $271 million of manufacturing facilities and equipment, and $3 million of administrative facilities and equipment that will be used until their abandonment. The Company will record approximately $33 million of additional accelerated depreciation in 2007 related to the initiatives implemented in 2006. Additional amounts of accelerated depreciation may be recorded in 2007 as the Company continues to execute its 2004-2007 Restructuring Program.

Under this program, on a life-to-date basis as of December 31, 2006, the Company has recorded charges of $2,731 million, which were composed of severance, long-lived asset impairments, exit costs, inventory write-downs and accelerated depreciation of $1,233 million, $350 million, $252 million, $68 million and $828 million, respectively. The severance costs related to the elimination of approximately 23,375 positions, including approximately 6,200 photofinishing, 10,900 manufacturing, 1,375 research and development and 4,900 administrative positions.

The following table summarizes the activity with respect to the charges recorded in connection with the focused cost reduction actions that the Company has committed to under the 2004-2007 Restructuring Program and the remaining balances in the related reserves at December 31, 2006:

(dollars in millions)	Number of Employees	Severance Reserve	Exit Costs Reserve	Total	Long-lived Asset Impairments and Inventory Write-downs	Accelerated Depreciation
2004 charges	9,625	$418	$99	$517	$157	$152
2004 reversals	—	(6)	(1)	(7)	—	—
2004 utilization	(5,175)	(169)	(47)	(216)	(157)	(152)
2004 other adj. & reclasses	—	24	(15)	9	—	—
Balance at 12/31/04	4,450	267	36	303	—	—
2005 charges	8,125	497	84	581	161	391
2005 reversals	—	(3)	(6)	(9)	—	—
2005 utilization	(10,225)	(377)	(95)	(472)	(161)	(391)
2005 other adj. & reclasses	—	(113)	4	(109)	—	—
Balance at 12/31/05	2,350	271	23	294	—	—
2006 charges	5,625	318	69	387	100	285
2006 reversals	—	(3)	(1)	(4)	—	—
2006 utilization	(5,700)	(416)	(67)	(483)	(100)	(285)
2006 other adj. & reclasses	—	58	—	58	—	—
Balance at 12/31/06	2,275	$228	$24	$252	$—	$—

As a result of the initiatives being implemented under the 2004-2007 Restructuring Program, severance payments will be paid during periods through 2008 since, in many instances, the employees whose positions were eliminated can elect or are required to receive their payments over an extended period of time. Most exit costs were paid during 2006. However, certain costs, such as long-term lease payments, will be paid over periods after 2006.

The charges of $772 million recorded in 2006, excluding reversals, included $158 million applicable to the Film and Photofinishing Systems Group segment, $27 million applicable to the Consumer Digital Group segment, $22 million applicable to the Health Group segment, and $38 million applicable to the Graphic Communications Group segment, and $28 million applicable to All Other. The balance of $499 million was applicable to manufacturing, research and development, and administrative functions, which are shared across all segments.

Pre-2004 Restructuring Programs

At December 31, 2006, the Company had remaining exit costs reserves of $11 million, relating to restructuring plans committed to or executed prior to 2004. Most of these remaining exit costs reserves represent long-term lease payments, which will continue to be paid over periods throughout and after 2007.

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

On March 25, 1999, the Company amended this plan to include a separate cash balance formula for all U.S. employees hired after February 1999. All U.S. employees hired prior to that date were granted the option to choose the KRIP plan or the Cash Balance Plus plan. Written elections were made by employees in 1999, and were effective January 1, 2000. The Cash Balance Plus plan credits employees’ accounts with an amount equal to 4% of their pay, plus interest based on the 30-year treasury bond rate. In addition, for employees participating in this plan and the Company’s defined contribution plan, the Savings and Investment Plan (SIP), the Company will match SIP contributions for an amount up to 3% of pay, for employee contributions of up to 5% of pay. Company contributions to SIP were $15 million, $13 million and $15 million for 2006, 2005 and 2004, respectively. As a result of employee elections to the Cash Balance Plus plan, the reductions in future pension expense will be almost entirely offset by the cost of matching employee contributions to SIP. The impact of the Cash Balance Plus plan is shown as a plan amendment.

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

The measurement date used to determine the pension obligation for all funded and unfunded U.S. and Non-U.S. defined benefit plans is December 31.

See Note 1, “Significant Accounting Policies” for information regarding the Company’s adoption of SFAS No. 158 as of December 31, 2006. SFAS No. 158 requires recognition of the overfunded or underfunded status of defined benefit plans as an asset or liability. Accordingly, the overfunded and underfunded status of the Company’s defined benefit plans are recognized as assets and liabilities, respectively, in the Consolidated Statement of Financial Position as of December 31, 2006. Information regarding the major funded and unfunded U.S. and Non-U.S. defined benefit plans follows:

	2006		2005
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in Benefit Obligation
Projected benefit obligation at January 1	$6,204	$3,784	$6,475	$3,652
Acquisitions/divestitures	—	—	—	46
Service cost	92	35	116	41
Interest cost	325	180	346	167
Participant contributions	—	16	—	14
Plan amendment	—	2	—	(1)
Benefit payments	(394)	(261)	(740)	(227)
Actuarial (gain) loss	(190)	(115)	92	463
Curtailments	(53)	(30)	(85)	(22)
Settlements	(442)	(20)	—	(62)
Special termination benefits	15	41	—	101
Currency adjustments	—	435	—	(388)
Projected benefit obligation at December 31	$5,557	$4,067	$6,204	$3,784
Change in Plan Assets
Fair value of plan assets at January 1	$6,593	$2,927	$6,480	$2,871
Acquisitions/divestitures	—	—	14	36
Actual return on plan assets	1,006	283	814	428
Employer contributions	57	131	25	156
Participant contributions	—	16	—	14
Settlements	(442)	(13)	—	(60)
Benefit payments	(394)	(261)	(740)	(227)
Currency adjustments	—	336	—	(291)
Fair value of plan assets at December 31	$6,820	$3,419	$6,593	$2,927
Over (Under) Funded Status at December 31	$1,263	$(648)	$389	$(857)
Unrecognized:
Net transition obligation			$—	$9
Net actuarial loss			235	990
Prior service cost			4	43
Net amount recognized at December 31			$628	$185

Amounts recognized in the Consolidated Statement of Financial Position for all major funded and unfunded U.S. and Non-U.S. defined benefit plans are as follows:

	2006		2005
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Other long-term assets	$1,514	$63	$790	$329
Accounts payable and other current liabilities	(19)	(1)	—	—
Pension and other postretirement liabilities	(232)	(710)	(162)	(142)
Additional minimum pension liability	—	—	(101)	(796)
Intangible asset	—	—	2	21
Accumulated other comprehensive loss	—	—	99	773
Net amount recognized at December 31	$1,263	$(648)	$628	$185

The additional minimum pension liability (net of intangible asset) is included in pension and other postretirement liabilities at December 31, 2005.

Amounts recognized in accumulated other comprehensive loss, as a result of the adoption of SFAS No. 158, for all major funded and unfunded U.S. and Non-U.S. defined benefit plans consist of:

	2006
(in millions)	U.S.	Non-U.S.
Net transition obligation	$—	$2
Prior service cost	2	6
Net actuarial (gain) loss	(429)	903
Total	$(427)	$911

The accumulated benefit obligations for all the major funded and unfunded U.S. and Non-U.S. defined benefit plans are as follows:

	2006		2005
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Accumulated benefit obligation	$5,199	$3,888	$5,719	$3,587

Information with respect to the major funded and unfunded U.S. and Non-U.S. defined benefit plans with an accumulated benefit obligation in excess of plan assets is as follows:

	2006		2005
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Projected benefit obligation	$387	$3,723	$422	$3,426
Accumulated benefit obligation	368	3,554	389	3,241
Fair value of plan assets	136	3,012	126	2,542

Pension (income) expense for all defined benefit plans included:

	2006		2005		2004
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$92	$35	$116	$41	$119	$38
Interest cost	325	180	346	167	381	169
Expected return on plan assets	(525)	(224)	(518)	(208)	(534)	(198)
Amortization of:
Transition asset	—	(1)	—	(1)	—	(1)
Prior service cost	1	13	1	25	1	(17)
Actuarial loss	8	82	33	66	28	48
Pension (income) expense before special
termination benefits, curtailments and settlements	(99)	85	(22)	90	(5)	39
Special termination benefits	15	41	—	101	—	52
Curtailment (gains) losses	(50)	(6)	—	21	8	—
Settlement (gains) losses	(27)	(8)	54	11	—	—
Net pension (income) expense	(161)	112	32	223	3	91
Other plans including unfunded plans	—	22	—	18	—	7
Total net pension (income) expense	(161)	134	32	241	3	98
Net pension expense (income) from discontinued operations	1	—	(54)	—	—	—
Net pension (income) expense from continuing operations	$(160)	$134	$(22)	$241	$3	$98

The estimated actuarial loss and prior service cost that will be amortized from accumulated other comprehensive loss into net periodic pension cost over the next fiscal year are $79 million and $2 million, respectively.

The special termination benefits of $56 million, $101 million and $52 million for the years ended December 31, 2006, 2005 and 2004, respectively, were incurred as a result of the Company’s restructuring actions and, therefore, have been included in restructuring costs and other in the Consolidated Statement of Operations for those respective periods. In addition, curtailment and settlement charges totaling $50 million and $30 million for 2006, $21 million and $11 million for 2005, and $8 million and $0 million for 2004 were also incurred as a result of the Company’s restructuring actions and, therefore, have been included in restructuring costs and other in the Consolidated Statement of Operations for those respective periods.

In connection with the divestiture of RSS, the final asset transfer was completed in November 2005. In connection with the final asset transfer, a one-time settlement charge of $54 million was recognized during the fourth quarter of 2005 in discontinued operations. See Note 22, “Discontinued Operations.”

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

The weighted-average assumptions used to determine the benefit obligation amounts as of the end of the year for all major funded and unfunded U.S. and Non-U.S. defined benefit plans were as follows:

	2006		2005
	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	5.99%	5.00%	5.51%	4.51%
Salary increase rate	4.55%	3.20%	4.58%	3.67%

The weighted-average assumptions used to determine net pension (income) expense for all the major funded and unfunded U.S. and Non-U.S. defined benefit plans were as follows:

	2006		2005
	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	5.98%	4.78%	5.57%	4.85%
Salary increase rate	4.58%	3.67%	4.33%	3.29%
Expected long-term rate of return on plan assets	8.60%	7.99%	9.00%	8.12%

Of the total plan assets attributable to the major U.S. defined benefit plans at December 31, 2006 and 2005, 98% relate to the KRIP plan. The expected long-term rate of return on plan assets assumption (EROA) is determined from the plan’s asset allocation using forward-looking assumptions in the context of historical returns, correlations and volatilities. The investment strategy underlying the asset allocation is to manage the assets of the U.S. plans to provide for the long-term liabilities while maintaining sufficient liquidity to pay current benefits. This is primarily achieved by holding equity-like investments while investing a portion of the assets in long duration bonds in order to provide for benefits included in the projected benefit obligation. The Company undertakes an asset and liability modeling study once every three years or when there are material changes in the composition of the plan liability or capital markets. The Company completed its most recent study in 2005, which supports the EROA of 9%.

The expected return on plan assets for the major non-U.S. pension plans range from 3.74% to 9.00% for 2006. Every three years or when market conditions have changed materially, the Company will undertake new asset and liability modeling studies for each of its larger pension plans. The asset allocations and expected return on plan assets are individually set to provide for benefits included in the projected benefit obligation within each country’s legal investment constraints. The investment strategy is to manage the assets of the non-U.S. plans to provide for the long-term liabilities while maintaining sufficient liquidity to pay current benefits. This is primarily achieved by holding equity-like investments while investing a portion of the assets in long duration bonds in order to partially match the long-term nature of the liabilities.

The Company’s weighted-average asset allocations for its major U.S. defined benefit pension plans at December 31, 2006 and 2005, by asset category, are as follows:

Asset Category	2006	2005	Target
Equity securities	42%	42%	32%-42%
Debt securities	30%	31%	29%-34%
Real estate	5%	5%	3%-13%
Other	23%	22%	19%-29%
Total	100%	100%

The Company’s weighted-average asset allocations for its major non-U.S. Defined Benefit Pension Plans at December 31, 2006 and 2005, by asset category are as follows:

Asset Category	2006	2005	Target
Equity securities	35%	35%	32%-42%
Debt securities	31%	32%	28%-34%
Real estate	7%	7%	3%-13%
Other	27%	26%	19%-29%
Total	100%	100%

The Other asset category in the tables above is primarily composed of private equity, venture capital, cash and other investments.

The Company expects to contribute approximately $19 million and $41 million in 2007 for U.S. and Non-U.S. defined benefit pension plans, respectively.

The following pension benefit payments, which reflect expected future service, are expected to be paid:

(in millions)	U.S.	Non-U.S.
2007	$461	$239
2008	441	224
2009	438	218
2010	436	214
2011	434	213
2012-2016	2,199	1,034

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

See Note 1, “Significant Accounting Policies” for information regarding the Company’s adoption of SFAS No. 158 as of December 31, 2006. SFAS No. 158 requires recognition of the overfunded or underfunded status of postretirement benefit plans as an asset or liability. Accordingly, the underfunded status of the Company’s postretirement benefit plans is recognized as a liability in the Consolidated Statement of Financial Position as of December 31, 2006. Changes in the Company’s benefit obligation and funded status for the U.S., United Kingdom and Canada other postretirement benefit plans are as follows:

(in millions)	2006	2005
Net benefit obligation at beginning of year	$3,061	$3,270
Service cost	11	14
Interest cost	166	170
Plan participants’ contributions	23	20
Plan amendments	(15)	—
Actuarial loss (gain)	18	(121)
Curtailments	(14)	(29)
Benefit payments	(247)	(260)
Currency adjustments	6	(3)
Net benefit obligation at end of year	$3,009	$3,061
Underfunded status at end of year	$(3,009)	$(3,061)
Unamortized net actuarial loss		$968
Unamotized prior service credit		(172)
Net amount recognized and recorded at December 31, 2005		$(2,265)

Amounts recognized in the Consolidated Statement of Financial Position for the Company’s U.S., United Kingdom, and Canada plans consist of:

(in millions)	2006
Current liabilities	$(253)
Pension and other postretirement liabilities	(2,756)
$(3,009)

Amounts recognized in accumulated other comprehensive loss, as a result of the adoption of SFAS No. 158, for the Company’s U.S., United Kingdom, and Canada plans consist of:

(in millions)	2006
Prior service credit	$(123)
Net actuarial loss	923
Total	$800

Other postretirement benefit cost for the Company’s U.S., United Kingdom and Canada plans included:

(in millions)	2006	2005	2004
Components of net postretirement benefit cost
Service cost	$11	$14	$15
Interest cost	166	170	189
Amortization of:
Prior service cost	(46)	(52)	(59)
Actuarial loss	50	68	85
Other postretirement benefit cost before curtailment and
settlement gains	181	200	230
Curtailment gains	(17)	(28)	(63)
Settlement gains	—	—	(64)
Net other postretirement benefit cost from continuing
operations	$164	$172	$103

The estimated prior service credit and net actuarial loss that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $44 million and $59 million, respectively.

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

The effect of the subsidy has been included in the measurement of the net periodic other postretirement cost subsequent to 2004.

The U.S. plan represents approximately 97% of the total other postretirement net benefit obligation as of both December 31, 2006 and 2005 and, therefore, the weighted-average assumptions used to compute the other postretirement benefit amounts approximate the U.S. assumptions.

The weighted-average assumptions used to determine the net benefit obligations were as follows:

	2006	2005
Discount rate	5.73%	5.50%
Salary increase rate	4.22%	4.60%

The weighted-average assumptions used to determine the net postretirement benefit cost were as follows:

	2006	2005
Discount rate	5.79%	5.50%
Salary increase rate	4.26%	4.34%

The weighted-average assumed healthcare cost trend rates used to compute the other postretirement amounts were as follows:

	2006	2005
Healthcare cost trend	9.00%	10.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2011	2011

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A one-percentage point change in assumed healthcare cost trend rates would have the following effects:

(in millions)	1% increase	1% decrease
Effect on total service and interest cost	$1	$(5)
Effect on postretirement benefit obligation	18	(79)

The Company expects to contribute $273 million to its other postretirement benefit plans in 2007.

The following other postretirement benefits, which reflect expected future service, are expected to be paid.

(in millions)		Medicare Part D (U.S.)
2007	$273	$(20)
2008	277	(22)
2009	282	(24)
2010	286	(26)
2011	285	(27)
2012-2016	1,306	(143)

NOTE 19: ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The components of accumulated other comprehensive (loss) income, net of tax, at December 31, 2006, 2005 and 2004 were as follows:

(in millions)	2006	2005	2004
Accumulated unrealized holding (losses) gains related to available-for-sale securities	$(10)	$(8)	$—
Accumulated unrealized gains (losses) related to hedging activity	—	4	(2)
Accumulated translation adjustments	197	109	328
Accumulated minimum pension liability adjustments	(436)	(572)	(416)
Adjustment to initially apply SFAS No. 158 for
pension and other postretirement benefits	(386)	—	—
Total	$(635)	$(467)	$(90)

NOTE 20: STOCK OPTION AND COMPENSATION PLANS

The Company’s stock incentive plans consist of the 2005 Omnibus Long-Term Compensation Plan (the 2005 Plan), the 2000 Omnibus Long-Term Compensation Plan (the 2000 Plan), and the 1995 Omnibus Long-Term Compensation Plan (the 1995 Plan). The Plans are administered by the Executive Compensation and Development Committee of the Board of Directors.

Under the 2005 Plan, 11 million shares of the Company’s common stock may be granted to employees between January 1, 2005 and December 31, 2014. This share reserve may be increased by: shares that are forfeited pursuant to awards made under the 1995 and 2000 Plans; shares retained for payment of tax withholding; shares issued in connection with reinvestments of dividends and dividend equivalents; shares delivered for payment or satisfaction of tax withholding; shares reacquired on the open market using option exercise price cash proceeds; and awards that otherwise do not result in the issuance of shares. The 2005 Plan is substantially similar to and is intended to replace the 2000 Plan, which expired on January 18, 2005. Stock options are generally non-qualified and are issued at prices not less than 100% of the per share fair market value on the date of grant. Options granted under the 2005 Plan generally expire seven years from the date of grant, but may be forfeited or canceled earlier if the optionee’s employment terminates prior to the end of the contractual term. The 2005 Plan also provides for Stock Appreciation Rights (SARs) to be granted, either in tandem with options or freestanding. SARs allow optionees to receive payment equal to the increase in the market price of the Company’s stock from the grant date to the exercise date. At December 31, 2006, 8,000 freestanding SARs were outstanding under the 2005 Plan at option prices ranging from $24.59 to $25.58. Compensation expense recognized in 2006 on those freestanding SARs was not material.

Under the 2000 Plan, 22 million shares of the Company’s common stock were eligible for grant to a variety of employees between January 1, 2000 and December 31, 2004. The 2000 Plan is substantially similar to, and was intended to replace, the 1995 Plan, which expired on December 31, 1999. Stock options are generally non-qualified and are at prices not less than 100% of the per share fair market value on the date of grant, and the options generally expire ten years from the date of grant, but may expire sooner if the optionee’s employment terminates. The 2000 Plan also provides for SARs to be granted, either in tandem with options or freestanding. At December 31, 2006, 47,138 freestanding SARs were outstanding under the 2000 Plan at option prices ranging from $23.25 to $60.50. Compensation expense recognized in 2006 on those freestanding SARs was not material.

Under the 1995 Plan, 22 million shares of the Company’s common stock were eligible for grant to a variety of employees between February 1, 1995 and December 31, 1999. Stock options are generally non-qualified and are at prices not less than 100% of the per share fair market value on the date of grant, and the options generally expire ten years from the date of grant, but may expire sooner if the optionee’s employment terminates. The 1995 Plan also provides for SARs to be granted, either in tandem with options or freestanding. At December 31, 2006, 144,399 freestanding SARs were outstanding under the 1995 Plan at option prices ranging from $31.30 to $90.63. Compensation expense recognized in 2006 on those freestanding SARs was not material.

In addition, the 2005 Plan, the 2000 Plan, and the 1995 Plan provide for, but are not limited to, grants of unvested stock and performance awards. Compensation expense recognized in 2006 for these awards, based on their fair value, was not material.

Further information relating to stock options is as follows: (Amounts in thousands, except per share amounts)

	Shares Under Option	Range of Price Per Share	Weighted- Average Exercise Price Per Share
Outstanding on December 31, 2003	39,549	$22.58 - $92.31	$48.30
Granted	800	$24.92 - $33.32	$30.18
Exercised	157	$22.58 - $31.30	$30.84
Terminated, Canceled or Surrendered	2,982	$22.58 - $75.66	$41.70
Outstanding on December 31, 2004	37,210	$22.58 - $92.31	$48.51
Granted	1,852	$22.03 - $31.57	$25.89
Exercised	389	$22.58 - $31.88	$30.68
Terminated, Canceled or Surrendered	2,630	$23.25 - $83.19	$48.53
Outstanding on December 31, 2005	36,043	$22.03 - $92.31	$47.54
Granted	1,605	$20.12 - $27.70	$25.48
Exercised	20	$22.58 - $26.71	$24.97
Terminated, Canceled or Surrendered	3,017	$22.03 - $83.19	$58.46
Outstanding on December 31, 2006	34,611	$20.12 - $92.31	$45.57

Exercisable on December 31, 2004	33,196	$22.58 - $92.31	$50.32
Exercisable on December 31, 2005	32,330	$22.58 - $92.31	$49.69
Exercisable on December 31, 2006	31,548	$22.58 - $92.31	$47.44

The table above excludes approximately 68 (in thousands) options granted by the Company in 2001 at an exercise price of $.05-$21.91 as part of an acquisition. At December 31, 2006, approximately 4 (in thousands) stock options were outstanding in relation to this acquisition.

The following table summarizes information about stock options at December 31, 2006:

(Number of options in thousands)		Options Outstanding			Options Exercisable

Range of Exercise Prices		Options	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
At Least	Less Than
$20 - $30		4,871	5.26	$26.05	2,056	$26.60
$30 - $40		16,514	3.79	$32.46	16,286	$32.46
$40 - $50		578	4.08	$41.71	577	$41.70
$50 - $60		1,666	3.21	$54.77	1,661	$54.77
$60 - $70		5,974	1.53	$65.43	5,961	$65.44
$70 - $80		2,684	0.61	$74.20	2,683	$74.20
Over $ 80		2,324	0.17	$89.96	2,324	$89.96
		34,611			31,548

The weighted-average remaining contractual term and aggregate intrinsic value of all options outstanding at December 31, 2006 was 3.10 years and negative $684,407 thousand, respectively. The weighted-average remaining contractual term and aggregate intrinsic value of all options exercisable at December 31, 2006 was 2.85 years and negative $682,611 thousand, respectively. The negative aggregate intrinsic value of all options outstanding and exercisable, respectively, reflects the fact that the market price of the Company’s common stock as of December 31, 2006 was below the weighted-average exercise price of options. The total intrinsic value of options exercised during years ended December 31, 2006, 2005 and 2004 was (in thousands) $61, $1,238, and $417, respectively.

As of December 31, 2006, there was $12.7 million of total unrecognized compensation cost related to unvested options. The cost is expected to be recognized over a weighted-average period of 2.2 years.

The total fair value of shares vested during the years ended December 31, 2006, 2005 and 2004 was $8 million, $16 million and $15 million, respectively.

Cash received for option exercises for the years ended December 31, 2006, 2005 and 2004 was $1 million, $12 million and $5 million, respectively. The actual tax benefit realized for the tax deductions from option exercises was not material for 2006, 2005 or 2004.

NOTE 21: ACQUISITIONS

2006

There were no significant acquisitions in 2006.

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

At June 15, 2005 – (in millions):

Current assets	$352
Intangible assets (including in-process R&D)	292
Other non-current assets (including PP&E)	180
Goodwill	445
Total assets acquired	$1,269
Current liabilities	$241
Non-current liabilities	61
Total liabilities assumed	$302
Net assets acquired	$967

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

The remaining $256 million of intangible assets, which relate to developed technology, trademarks and customer relationships, have useful lives ranging from six to eight years. The $445 million of goodwill is assigned to the Company’s Graphic Communications Group segment.

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

At April 1, 2005 – (in millions):

Current assets	$487
Intangible assets (including in-process R&D)	160
Other non-current assets (including PP&E)	179
Goodwill	237
Total assets acquired	$1,063
Current liabilities	$262
Non-current liabilities	81
Total liabilities assumed	$343
Net assets acquired	$720

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

The remaining $144 million of intangible assets, which relate to developed technology, trademarks and customer relationships, have useful lives ranging from three to sixteen years. The $237 million of goodwill is assigned to the Company’s Graphic Communications Group segment.

As of the acquisition date, management began to assess and formulate restructuring plans at KPG. As of March 31, 2006, management completed its assessment and approved actions on these plans. Accordingly, the Company recorded a related liability of approximately $8 million on these approved actions. This liability is included in the current liabilities amount reported above and represents restructuring charges related to the net assets acquired. To the extent such actions related to the Company’s historical ownership in the KPG joint venture, the restructuring charges were reflected in the Company’s Consolidated Statement of Operations. Refer to Note 16, “Restructuring Costs and Other,” for further discussion of these restructuring charges.

The unaudited pro forma combined historical results, as if KPG had been acquired at the beginning of 2005 and 2004, respectively, are estimated to be:

(in millions, except per share data)	2005	2004
Net sales	$14,707	$15,232
(Loss) earnings from continuing operations	$(1,336)	$86
Basic net (loss) earnings per share from continuing operations	$(4.64)	$.30
Diluted net (loss) earnings per share from continuing operations	$(4.64)	$.30
Number of common shares used in:
Basic net (loss) earnings per share	287.9	286.6
Diluted net (loss) earnings per share	287.9	286.8

The pro forma results include amortization of the intangible assets presented above, depreciation related to the fixed asset step-up, and the interest expense related to acquisition-related debt, and exclude the write-off of research and development assets that were acquired.

Pro-forma Financial Information
The following unaudited pro forma financial information presents the combined results of operations of the Company and the Company’s significant acquisitions since January 1, 2005, KPG and Creo, as if the acquisitions had occurred as of the beginning of the periods presented. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of the Company that would have been reported had the acquisitions been completed as of the beginning of the periods presented, and should not be taken as representative of the future consolidated results of operations or financial condition of the Company. Pro forma results were as follows for years ended December 31, 2005 and 2004:

(in millions, except per share data)	2005	2004
Net sales	$14,992	$15,987
(Loss) earnings from continuing operations	$(1,391)	$4
Basic net (loss) earnings per share from continuing operations	$(4.83)	$.01
Diluted net (loss) earnings per share from continuing operations	$(4.83)	$.01
Number of common shares used in:
Basic net (loss) earnings per share	287.9	286.6
Diluted net (loss) earnings per share	287.9	286.8

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

The remaining $86 million of intangible assets, which relate to developed technology, customer relationships, and trade names, have useful lives ranging from two to fourteen years. The $17 million of goodwill was assigned to the Graphic Communications Group segment.

NOTE 22: DISCONTINUED OPERATIONS

The significant components of earnings from discontinued operations, net of income taxes, for 2006, 2005 and 2004 are as follows:

(dollar amounts in millions)	2006	2005	2004
Remote Sensing Systems (RSS) earnings, net of tax	$—	$—	$38
(Loss) gain on sale of RSS, net of tax	—	(55)	439
Tax reserve reversals related to audit
settlement for tax years 1993-1998	—	203	—
All other items, net	(1)	2	(2)
(Loss) earnings from discontinued operations,
net of income taxes	$(1)	$150	$475

2006

The loss from discontinued operations for the year ended December 31, 2006 of approximately $1 million was due to a pension liability true-up related to the 1994 sale of Sterling Winthrop Inc., the Company’s pharmaceutical, consumer health, and household products businesses.

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

NOTE 23: SEGMENT INFORMATION

Current Segment Reporting Structure

As of and for the year ended December 31, 2006, the Company had four reportable segments aligned based on aggregation of similar products and services: Consumer Digital Imaging Group (CDG); Film and Photofinishing Systems Group (FPG); Graphic Communications Group (GCG); and Health Group (KHG). The balance of the Company’s operations, which individually and in the aggregate do not meet the criteria of a reportable segment, are reported in All Other. A description of the segments is as follows:

Consumer Digital Imaging Group Segment (CDG): The Consumer Digital Imaging Group segment encompasses digital capture, kiosks, home printing systems, digital imaging services and imaging sensors. This segment provides consumers and professionals with digital products and services, and includes the licensing activities related to the Company’s intellectual property in this product category.

Film and Photofinishing Systems Group Segment (FPG): The Film and Photofinishing Systems Group segment encompasses consumer and professional film, photographic paper and photofinishing, aerial and industrial film, and entertainment products and services. This segment provides consumers, professionals and cinematographers with traditional products and services.

Graphic Communications Group Segment (GCG): The Graphic Communications Group segment serves a variety of customers in the creative, in-plant, data center, commercial printing, packaging, newspaper and digital service bureau market segments with a range of software, media and hardware products that provide customers with a variety of solutions for prepress equipment, workflow software, digital and traditional printing, document scanning and multi-vendor IT services. Products include digital and traditional prepress consumables, including plates, chemistry, and media; workflow and proofing software; color and black and white electrophotographic equipment and consumables; high-speed, high-volume continuous inkjet printing systems; wide-format inkjet printers; high-speed production document scanners; micrographic peripherals; and media (including micrographic films). The Company also provides maintenance and professional services for Kodak and other manufacturers’ products, as well as providing imaging services to customers.

Health Group Segment (KHG): The Health Group segment provides digital medical imaging and information products, and systems and solutions, which are key components of sales and earnings growth. These include laser imagers, digital print films, computed and digital radiography systems, dental radiographic imaging systems, dental practice management software (DPMS), advanced picture-archiving and communications systems (PACS), and healthcare information solutions (HCIS). Products of the Health Group segment also include traditional analog medical and dental films, chemicals, and processing equipment and related services. The Company’s history in traditional analog imaging has made it a worldwide leader in this area and has served as the foundation for building its important digital imaging business. The Health Group segment serves the general radiology market and specialty health markets, including dental, mammography, orthopedics and oncology. The segment also provides molecular imaging for the biotechnology research market.

All Other: All Other is composed of the Company’s display business, business development and other small, miscellaneous businesses. The development initiatives in consumer inkjet technologies continue to be reported in All Other through the end of 2006.

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

The changes in cost allocation methodologies referred to above increased (decreased) segment earnings (losses) from continuing operations before interest, other income (charges), net and income taxes for the years ended December 31, 2005 and 2004 as follows:

	Year Ended December 31,
(in millions)	2005	2004
Consumer Digital Imaging Group	$(15)	$(133)
Film and Photofinishing Systems Group	93	220
Graphic Communications Group	(41)	(51)
Health Group	21	34
All Other	(58)	(70)
Consolidated impact	$—	$—

Further, as described in Note 3, “Inventories, Net,” on January 1, 2006, the Company elected to change its method of costing its U.S. inventories from the LIFO method to the average cost method. This change increased cost of goods sold for the years ended December 31, 2005 and 2004 for each of the segments as follows:

	Year Ended December 31,
(in millions)	2005	2004
Consumer Digital Imaging Group	$14	$3
Film and Photofinishing Systems Group	12	12
Graphic Communications Group	1	1
Health Group	5	2
All Other	1	1
Consolidated impact	$33	$19

Prior period results have been adjusted to reflect the changes in segment reporting structure, the changes in cost allocation methodologies outlined above, and the change in inventory costing method.

Segment financial information is shown below. Prior period results have been restated to conform to the current period segment reporting structure.

(in millions)	2006	2005	2004
Net sales from continuing operations:
Consumer Digital Imaging Group	$2,920	$3,215	$2,366
Film and Photofinishing Systems Group	4,156	5,325	7,051
Graphic Communications Group	3,632	2,990	1,344
Health Group	2,497	2,655	2,686
All Other	69	83	70
Consolidated total	$13,274	$14,268	$13,517
Earnings (losses) from continuing operations before
interest, other income (charges), net, and income taxes:
Consumer Digital Imaging Group	$1	$(131)	$(189)
Film and Photofinishing Systems Group	358	540	854
Graphic Communications Group	141	(41)	(91)
Health Group	278	370	484
All Other	(214)	(231)	(257)
Total of segments	564	507	801
Restructuring costs and other	(768)	(1,118)	(901)
Adjustments to legal reserves/(settlements)	2	(21)	(6)
Interest expense	(262)	(211)	(168)
Other income (charges), net	118	44	161
Consolidated loss from continuing operations
before income taxes	$(346)	$(799)	$(113)

Segment total assets:
Consumer Digital Imaging Group	$2,076	$1,964	$1,750
Film and Photofinishing Systems Group	4,374	5,346	6,859
Graphic Communications Group	3,406	3,416	1,594
Health Group	2,266	2,331	2,548
All Other	119	123	90
Total of segments	12,241	13,180	12,841

Cash and marketable securities	1,487	1,680	1,258
Deferred income tax assets	750	550	944
Assets of discontinued operations	—	—	30
Other corporate reserves	(158)	(174)	(139)
Consolidated total assets	$14,320	$15,236	$14,934

(in millions)	2006	2005	2004
Intangible asset amortization
expense from continuing operations:

Consumer Digital Imaging Group	$6	$6	$4
Film and Photofinishing Systems Group	32	31	23
Graphic Communications Group	81	62	16
Health Group	26	25	24
All Other	1	1	—
Consolidated total	$146	$125	$67

Depreciation expense from continuing
operations:
Consumer Digital Imaging Group	$82	$77	$50
Film and Photofinishing Systems Group	461	524	524
Graphic Communications Group	177	151	74
Health Group	160	120	121
All Other	20	18	12
Sub-total	900	890	781

Restructuring-related depreciation	285	391	183
Consolidated total	$1,185	$1,281	$964

Capital additions from continuing
operations:
Consumer Digital Imaging Group	$80	$73	$45
Film and Photofinishing Systems Group	51	177	262
Graphic Communications Group	141	122	50
Health Group	56	58	75
All Other	51	42	28
Consolidated total	$379	$472	$460

Net sales to external customers attributed to (1):

The United States	$5,634	$6,156	$5,756
Europe, Middle East and Africa	$3,995	$4,148	$3,926
Asia Pacific	2,333	2,554	2,482
Canada and Latin America	1,312	1,410	1,353
Foreign countries total	$7,640	$8,112	$7,761
Consolidated total	$13,274	$14,268	$13,517

____________________
(1)	Sales are reported in the geographic area in which they originate.

(in millions)	2006	2005	2004
Property, plant and equipment, net located in:

The United States	$1,730	$2,343	$2,838
Europe, Middle East and Africa	$382	$564	$641
Asia Pacific	575	685	822
Canada and Latin America	155	186	211
Foreign countries total	$1,112	$1,435	$1,674
Consolidated total	$2,842	$3,778	$4,512

New Kodak Operating Model and Change in Reporting Structure

In December 2006, the Company announced that effective January 1, 2007 the Film and Photofinishing Systems Group would be called the Film Products Group, and that certain SPG’s previously included in FPG would become part of CDG. Also effective January 1, 2007, consumer inkjet systems, formerly reported in All Other would become part of CDG. This change in structure is to align the Company’s reporting structure to the way in which the Company manages its business effective January 1, 2007. The most significant change, the transfer of photographic paper and photofinishing services to CDG from FPG, reflects the increasing manner in which images captured or generated by CDG products and services are printed and shared. CDG will be the Company’s primary point of contact for the digital picture-taking consumer, providing a full range of products and services for capturing, storing, printing and sharing images. Additionally, the new structure will concentrate FPG's portfolio exclusively on film-related and entertainment imaging businesses. The following indicates the changes from the old reporting structure to the new reporting structure that will be implemented beginning in the first quarter of 2007:

Consumer Digital Imaging Group Segment (CDG): This segment will include photographic paper and photofinishing services, formerly part of FPG, and consumer inkjet systems, formerly part of All Other.

Film Products Group Segment (FPG): The Film Products Group segment will no longer include photographic paper and photofinishing services, since they will become part of CDG. Additionally, the non-destructive testing business, formerly included in the FPG segment, will be included in the Health Group segment.

Graphic Communications Group Segment (GCG): There are no changes to the composition of the GCG segment from 2006. However, as the GCG segment completes its integration process and further aligns the discrete businesses, starting in the first quarter of 2007, the GCG segment results will be reported using its new organizational structure, as described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Report of Operations.”

Health Group Segment (KHG): The Company announced on January 10, 2007 that it has reached an agreement to sell the Health Group to Onex Corporation for as much as $2.55 billion. The transaction is expected to close in the first half of 2007. As a result, the results of operations and assets, net of liabilities, to be sold, inclusive of the non-destructive testing business formerly included in FPG, will be reported as a discontinued operation beginning in the first quarter of 2007.

All Other: In February 2007, the Company announced its entry into the consumer inkjet business. Beginning with the first quarter of 2007, the results of the consumer inkjet business, formerly included in All Other, will be reported within the CDG segment. There are no other changes to the composition of All Other.

NOTE 24: QUARTERLY SALES AND EARNINGS DATA - UNAUDITED

(in millions, except per share data)	4th Qtr.		3rd Qtr.		2nd Qtr.		1st Qtr.
2006
Net sales from continuing operations	$3,821		$3,204		$3,360		$2,889
Gross profit from continuing operations	1,007		874		809		678
Earnings (loss) from continuing operations	17	(4)	(37	)(3)	(282	)(2)	(298	)(1)
Loss from discontinued operations (10)	(1)		—		—		—
Net earnings (loss)	16		(37)		(282)		(298)
Basic and diluted net earnings (loss) per share (11)
Continuing operations	.06		(.13)		(.98)		(1.04)
Discontinued operations	—		—		—		—
Cumulative effect of accounting change, net	—		—		—		—
Total	.06		(.13)		(.98)		(1.04)
2005
Net sales from continuing operations	$4,197		$3,553		$3,686		$2,832
Gross profit from continuing operations (5)	967		922		1,038		691
Loss from continuing operations	(137	)(9)	(915	)(8)	(155	)(7)	(147	)(6)
Earnings from discontinued operations (10)	148		1		—		1
Cumulative effect of accounting change (12)	(57)		—		—		—
Net loss	(46)		(914)		(155)		(146)
Basic and diluted net (loss) earnings per share (11)
Continuing operations	(.48)		(3.19)		(.54)		(.51)
Discontinued operations	.52		.01		—		—
Cumulative effect of accounting change, net	(.20)		—		—		—
Total	(.16)		(3.18)		(.54)		(.51)
____________________

(1)	Includes $228 million ($83 million included in cost of goods sold and $145 million included in restructuring costs and other) of restructuring charges, which increased net loss by $197 million; and $4 million of asset impairment charges, which increased net loss by $3 million.

(2)	Includes $246 million ($77 million included in cost of goods sold and $169 million included in restructuring costs and other) of restructuring charges, which increased net loss by $214 million; $4 million (included in SG&A) related to charges for an unfavorable legal settlement, which increased net loss by $4 million; and $9 million of asset impairment charges, which increased net loss by $9 million.

(3)	Includes $212 million ($75 million included in cost of goods sold and $137 million included in restructuring costs and other) of restructuring charges, which increased net loss by $202 million; a gain of $43 million related to property and asset sales, which reduced net loss by $33 million; and a $2 million gain related to the reversal of certain asset impairment charges previously recorded in the second quarter, which reduced net loss by $2 million.

(4)	Includes $82 million ($62 million included in cost of goods sold and $20 million included in restructuring costs and other) of restructuring charges, which decreased net earnings by $105 million; a $3 million gain on the sale of assets, which decreased net earnings by $1 million; and a $6 million gain related to the reduction of legal reserves, which increased net earnings by $6 million. Also included is a valuation allowance of $90 million recorded against the Company’s net deferred tax assets in certain jurisdictions outside the U.S., portions of which are reflected in the aforementioned restructuring amount.

(5)	Gross profit amounts for 2005 have been adjusted to reflect the change in the inventory costing method from LIFO to average cost. See Note 3, “Inventories, Net” for further information.

(6)	Includes $206 million ($91 million included in cost of goods sold and $115 million included in restructuring costs and other) of restructuring charges, which increased net loss by $149 million.

(7)	Includes $339 million ($86 million included in cost of goods sold and $253 million included in restructuring costs and other) of restructuring charges, which reduced net earnings by $240 million; $64 million of purchased R&D, which increased net loss by $39 million; $19 million of strategic asset impairment charges related to Lucky Film, which increased net loss by $19 million; and a $13 million gain on the sale of properties, which reduced net loss by $11 million.

(8)	Includes $278 million ($115 million included in cost of goods sold and $163 million included in restructuring costs and other) of restructuring charges, as well as the reversal of tax benefits recognized earlier in the year resulting from the valuation allowance on deferred tax assets in the U.S. established in the third quarter, which increased net loss by $363 million; $12 million of credits related to purchased R&D recorded in the second quarter, which reduced net loss by $2 million; $21 million of asset impairment charges, which increased net loss by $12 million; and a gain of $28 million related to a sale of property in the UK, which reduced net loss by $28 million. Also included is a valuation allowance of $778 million recorded against the Company’s net deferred tax assets in the U.S., portions of which are reflected in the aforementioned restructuring amount.

(9)	Includes $295 million ($136 million included in cost of goods sold and $159 million included in restructuring costs and other) of restructuring charges, which increased net loss by $268 million; $4 million of asset impairment charges, which increased net loss by $4 million; and $21 million (included in SG&A) related to charges for unfavorable legal settlements, which increased net loss by $21 million. Also included is a valuation allowance of $183 million recorded against the Company’s net deferred tax assets in the U.S., portions of which are reflected in the aforementioned restructuring amount.

(10)	Refer to Note 22, “Discontinued Operations” for a discussion regarding earnings (loss) from discontinued operations.

(11)	Each quarter is calculated as a discrete period and the sum of the four quarters may not equal the full year amount. The Company’s diluted net (loss) earnings per share in the above table includes the effect of contingent convertible debt instruments, which had no material impact on the Company’s diluted earnings per share.

(12)	Refer to Note 1, “Significant Accounting Policies” for a discussion regarding a change in accounting principle relating to the adoption of FIN 47 during the fourth quarter of 2005.

Changes in Estimates Recorded During the Fourth Quarter December 31, 2006

During the fourth quarter ended December 31, 2006, the Company recorded a charge of approximately $17 million, net of tax, related to changes in estimate with respect to certain of its employee benefit and compensation accruals. These changes in estimates negatively impacted the results for the fourth quarter by $.06 per share.

Changes in Estimates Recorded During the Fourth Quarter December 31, 2005

During the fourth quarter ended December 31, 2005, the Company recorded a charge of approximately $25 million, net of tax, related to changes in estimate with respect to certain of its employee benefit and compensation accruals. These changes in estimates negatively impacted the results for the fourth quarter by $.09 per share.

NOTE 25: SUBSEQUENT EVENT - PENDING SALE OF THE COMPANY’S HEALTH GROUP

On January 8, 2007, the Company’s Board of Directors authorized management to enter into a definitive agreement to sell all of the assets and business operations of the Health Group to Onex Healthcare Holdings, Inc. (“Onex”), a subsidiary of Onex Corporation, for up to $2.55 billion. This definitive agreement was signed on January 9, 2007. The price is composed of $2.35 billion in cash at closing and $200 million in additional future payments if Onex achieves certain returns with respect to its investment. If Onex investors realize an internal rate of return in excess of 25% on their investment, the Company will receive payment equal to 25% of the excess return, up to $200 million.

About 8,100 employees of the Company associated with the Health Group will transition to Onex as part of the transaction. Also included in the sale are manufacturing operations focused on the production of health imaging products, as well as an office building in Rochester, NY. The sale is expected to close in the first half of 2007.

The following table summarizes the major classes of assets and liabilities to be sold as of December 31, 2006 (in millions):

Receivables, net	$598
Inventories, net	201
Other current assets	13
Total current assets	812
Property, plant and equipment, net	268
Goodwill	596
Other long-term assets	217
Total assets	$1,893

Accounts payable and other current liabilities	$483
Total current liabilities	483
Pension and other postretirement liabilities	30
Other long-term liabilities	14
Total liabilities	$527

These assets and liabilities are classified as held and used in the Company’s Consolidated Statements of Financial Position. The Company will reflect the operations associated with this transaction as discontinued operations beginning in the first quarter of 2007 and will report the assets and liabilities as held for sale.

Eastman Kodak Company
SUMMARY OF OPERATING DATA (in millions, except per share data, shareholders, and employees)

	2006		2005		2004	2003		2002
Net sales from continuing operations	$13,274		$14,268		$13,517	$12,909		$12,549
(Loss) earnings from continuing operations before interest, other income (charges), net, and income taxes	(202)		(632)		(106)	260		1,111
(Loss) earnings from:
Continuing operations	(600	)(1)	(1,354	)(2)	69 (3)	163	(4)	726 (5)
Discontinued operations	(1)		150	(6)	475 (6)	64	(6)	9
Cumulative effect of accounting change	—		(57)		—	—		—
NET (LOSS) EARNINGS	(601)		(1,261)		544	227		735

EARNINGS AND DIVIDENDS
(Loss) earnings from continuing operations
- % of net sales from continuing operations	(4.5)%		(9.5)%		0.5%	1.3%		5.8%
Net (loss) earnings
- % return on average shareholders’ equity	(32.8)%		(39.9)%		14.5%	7.0%		23.7%
Basic and diluted (loss) earnings per share:
Continuing operations	(2.09)		(4.70)		.24	.57		2.49
Discontinued operations	—		.52		1.66	.22		.03
Cumulative effect of accounting change	—		(.20)		—	—		—
Total	(2.09)		(4.38)		1.90	.79		2.52
Cash dividends declared and paid
- on common shares	144		144		143	330		525
- per common share	.50		.50		.50	1.15		1.80
Common shares outstanding at year end	287.3		287.2		286.7	286.6		285.9
Shareholders at year end	63,193		75,619		80,426	85,712		89,988

STATEMENT OF FINANCIAL POSITION DATA
Working capital	586		607		872	423		(716)
Property, plant and equipment, net	2,842		3,778		4,512	5,051		5,378
Total assets	14,320		15,236		15,084	15,213		13,903
Short-term borrowings and current portion
of long-term debt	64		819		469	946		1,442
Long-term debt, net of current portion	2,714		2,764		1,852	2,302		1,164
Total shareholders’ equity	1,388		2,282		4,034	3,471		3,029

SUPPLEMENTAL INFORMATION (all amounts are from continuing operations)
Net sales from continuing operations
- CDG	$2,920		$3,215		$2,366	$1,516		$949
- FPG	4,156		5,325		7,051	7,941		8,242
- Graphic Communications Group	3,632		2,990		1,344	967		724
- Health Group	2,497		2,655		2,686	2,431		2,274
- All Other	69		83		70	54		360
Research and development costs	710		892		836	760		757
Depreciation	1,185		1,281		964	839		813
Taxes (excludes payroll, sales and excise taxes)	327		798		(100)	4		268
Wages, salaries and employee benefits	3,097		3,941		4,188	3,960		3,906
Employees at yearend
- in the U.S.	20,600		25,500		29,200	33,800		37,900
- worldwide	40,900		51,100		54,800	62,300		68,900

(see footnotes on next page)

SUMMARY OF OPERATING DATA
Eastman Kodak Company

(footnotes for previous page)

(1)	Includes $768 million of restructuring charges, net of reversals; $2 million of income related to legal settlements; $46 million of income related to property and asset sales; and $11 million of charges related to asset impairments. These items increased net loss by $692 million. Also included is a valuation allowance of $90 million recorded against the Company’s net deferred assets in certain jurisdictions outside the U.S., portions of which are reflected in the aforementioned net loss impact.

(2)	Includes $1,118 million of restructuring charges; $52 million of purchased R&D; $44 million for charges related to asset impairments; $41 million of income related to the gain on the sale of properties in connection with restructuring actions; $21 million for unfavorable legal settlements and a $6 million tax charge related to a change in estimate with respect to a tax benefit recorded in connection with a land donation in a prior period. These items increased net loss by $1,080 million. Also included is a valuation allowance of $961 million recorded against the Company’s net deferred tax assets in the U.S., portions of which are reflected in the aforementioned net loss impact.

(3)	Includes $889 million of restructuring charges; $16 million of purchased R&D; $12 million for a charge related to asset impairments and other asset write-offs; and a $6 million charge for a legal settlement Also includes the benefit of two legal settlements of $101 million. These items reduced net earnings by $609 million.

(4)	Includes $552 million of restructuring charges; $31 million of purchased R&D; $7 million for a charge related to asset impairments and other asset write-offs; a $12 million charge related to an intellectual property settlement; $14 million for a charge connected with the settlement of a patent infringement claim; $14 million for a charge connected with a prior-year acquisition; $9 million for a charge to write down certain assets held for sale following the acquisition of the Burrell Companies; $8 million for a donation to a technology enterprise; an $8 million charge for legal settlements; a $9 million reversal for an environmental reserve; and a $13 million tax benefit related to patent donations. These items reduced net earnings by $441 million.

(5)	Includes $143 million of restructuring charges; $29 million reversal of restructuring charges; $50 million for a charge related to asset impairments and other asset write-offs; and a $121 million tax benefit relating to the closure of the Company’s PictureVision subsidiary, the consolidation of the Company’s photofinishing operations in Japan, asset write-offs and a change in the corporate tax rate. These items improved net earnings by $7 million.

(6)	Refer to Note 22, “Discontinued Operations” for a discussion regarding the earnings from discontinued operations.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed and submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the fiscal year covered by this Annual Report on Form 10-K. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.”

Based on management’s assessment using the COSO criteria, and in consideration of the results of the Company’s remediation efforts with respect to internal controls surrounding the deferred income tax valuation allowance account as discussed within Changes in Internal Control over Financial Reporting below, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, as stated in their report which appears on page 74 of this Form 10-K under the heading, Report of Independent Registered Public Accounting Firm.

Changes in Internal Control over Financial Reporting

As disclosed in the Company’s 2005 Annual Report on Form 10-K, and in its Quarterly Reports on Form 10-Q for each of the first three quarters of 2006, the Company reported a material weakness in its internal control over financial reporting related to the completeness and accuracy of the Company’s deferred income tax valuation allowance account. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

As of December 31, 2006, the Company has remediated the previously reported material weakness in its internal control over financial reporting related to the completeness and accuracy of the Company’s deferred income tax valuation allowance account. The following remedial actions have been undertaken:

  With the help of external advisors (other than the Company’s independent registered public accounting firm), standard controls were enhanced for evaluating world-wide positions with respect to valuation allowances, including quarterly tax packages with standardized documentation to identify and quantify potential issues;

  Organizational structure changes were made to enhance efficiencies, effectiveness and accountability by aligning the global tax enterprise structure with the tax processes and controls. Specifically, the Company identified and established key tax positions to ensure tax processes and key controls are monitored and sustainable over time;

  The Company provided training and education efforts in tax areas, including the deferred income tax valuation allowance account.

In the third and fourth quarters of 2006, the Company has undertaken and completed, as appropriate, its testing to validate compliance with the enhanced policies, procedures and controls. The Company has undertaken this testing over these two quarters so as to be able to demonstrate operating effectiveness over a period of time that is sufficient to support its conclusion. In reviewing the results from this testing, management has concluded that the internal controls related to the completeness and accuracy of the Company’s deferred income tax valuation allowance account have been significantly improved and that the above referenced material weakness in internal controls has been remediated as of December 31, 2006.

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 regarding directors is incorporated by reference from the information under the caption “Board Structure and Corporate Governance - Board of Directors” in the Company’s Notice of 2007 Annual Meeting and Proxy Statement (the Proxy Statement), which will be filed within 120 days after December 31, 2006. The information required by Item 10 regarding audit committee financial expert disclosure is incorporated by reference from the information under the caption “Board Structure and Corporate Governance - Audit Committee Financial Qualifications” in the Proxy Statement. The information required by Item 10 regarding executive officers is contained in Part I under the caption “Executive Officers of the Registrant” on page 20. The information required by Item 10 regarding the Company’s written code of ethics is incorporated by reference from the information under the captions “Board Structure and Corporate Governance - Corporate Governance Guidelines” and “Board Structure and Corporate Governance - Business Conduct Guide and Directors’ Code of Conduct” in the Proxy Statement. The information required by Item 10 regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the information under the caption “Reporting Compliance - Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

ITEM 11.     EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the information under the following captions in the Proxy Statement: “Board Structure and Corporate Governance” and “Compensation Discussion and Analysis.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Most of the information required by Item 12 is incorporated by reference from the information under the captions “Beneficial Ownership” in the Proxy Statement. “Stock Options and SARs Outstanding under Shareholder and Non-Shareholder Approved Plans” is shown below:

STOCK OPTIONS AND SARS OUTSTANDING UNDER SHAREHOLDER- AND NON-SHAREHOLDER-APPROVED PLANS

As required by Item 201(d) of Regulation S-K, the Company’s total options outstanding of 35,050,758, including total SARs outstanding of 440,008, have been granted under equity compensation plans that have been approved by security holders and that have not been approved by security holders as follows:

	Number of Securities to be issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)

Plan Category

Equity compensation
plans approved by
security holders (1)	25,173,255	$41.54	11,659,741
Equity compensation
plans not approved by
security holders (2)	9,877,503	55.86	0
Total	35,050,758	$45.58	11,659,741

(1)	The Company’s equity compensation plans approved by security holders include the 2005 Omnibus Long- Term Compensation Plan, the 2000 Omnibus Long-Term Compensation Plan, the Eastman Kodak Company 1995 Omnibus Long-Term Compensation Plan, the Eastman Kodak Company 1990 Omnibus Long-Term Compensation Plan and the Wage Dividend Plan.

(2)	The Company’s equity compensation plans not approved by security holders include the Eastman Kodak Company 1997 Stock Option Plan and the Kodak Stock Option Plan. The 1997 Stock Option Plan, a plan formerly maintained by the Company for the purpose of attracting and retaining senior executive officers, became effective on February 13, 1997, and expired on December 31, 2003. The Compensation Committee administered the Plan and continues to administer those Plan awards that remain outstanding. The Plan permitted awards to be granted in the form of stock options, shares of common stock and restricted shares of common stock. The maximum number of shares that were available for grant under the Plan was 3,380,000. The Plan required all stock option awards to be non-qualified, have an exercise price not less than 100% of fair market value of the Company’s stock on the date of the option’s grant and expire on the tenth anniversary of the date of grant. Awards issued in the form of shares of common stock or restricted shares of common stock were subject to such terms, conditions and restrictions as the Compensation Committee deemed appropriate.

The Kodak Stock Option Plan, an “all employee stock option plan” which the Company formerly maintained, became effective on March 13, 1998, and terminated on March 12, 2003. The Plan was used in 1998 to grant an award of 100 non-qualified stock options or, in those countries where the grant of stock options was not possible, 100 freestanding stock appreciation rights, to almost all full-time and part-time employees of the Company and many of its domestic and foreign subsidiaries. In March of 2000, the Company made essentially an identical grant under the Plan to generally the same category of employees. The Compensation Committee administered the Plan and continues to administer those Plan awards that remain outstanding. A total of 16,600,000 shares were available for grant under the Plan. All awards granted under the Plan generally contained the following features: 1) a grant price equal to the fair market value of the Company’s common stock on the date of grant; 2) a two-year vesting period; and 3) a term of 10 years.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference from the information under the captions “Compensation Discussion and Analysis - Employment Contracts and Arrangements” and “Board Structure and Corporate Governance - Board Independence” in the Proxy Statement.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 regarding principal auditor fees and services is incorporated by reference from the information under the caption “Committee Reports - Report of the Audit Committee” in the Proxy Statement.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Page No.
(a) 1. Consolidated financial statements:

Report of independent registered public accounting firm	74
Consolidated statement of operations	76
Consolidated statement of financial position	77
Consolidated statement of shareholders’ equity	78-80
Consolidated statement of cash flows	81-82
Notes to financial statements	83-149

2. Financial statement schedules:

II - Valuation and qualifying accounts	158

All other schedules have been omitted because they are not applicable or the information required is shown in the financial statements or notes thereto.

3. Additional data required to be furnished:

Exhibits required as part of this report are listed in the index appearing on pages 159 through 165.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTMAN KODAK COMPANY
          (Registrant)

By:		By:
	/s/ Antonio M. Perez		/s/ Frank S. Sklarsky
	Antonio M. Perez		Frank S. Sklarsky
	Chairman & Chief Executive Officer		Chief Financial Officer, and
Executive Vice President

/s/ Diane E. Wilfong
Diane E. Wilfong
Chief Accounting Officer, and
Corporate Controller

Date: March 1, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Richard S. Braddock	/s/ Debra L. Lee
Richard S. Braddock, Director	Debra L. Lee, Director

/s/ Martha Layne Collins	/s/ Delano E. Lewis
Martha Layne Collins, Director	Delano E. Lewis, Director

/s/ Timothy M. Donahue	/s/ Antonio M. Perez
Timothy M. Donahue, Director	Antonio M. Perez, Director

/s/ Michael Hawley	/s/ Hector de J. Ruiz
Michael Hawley, Director	Hector de J. Ruiz, Director

/s/ William H. Hernandez	/s/ Laura D’Andrea Tyson
William H. Hernandez, Director	Laura D’Andrea Tyson

/s/ Durk I. Jager
Durk I. Jager, Director

Date: March 1, 2007

Schedule II

Eastman Kodak Company
Valuation and Qualifying Accounts
(in millions)

	Balance at Beginning of Period	Charges to Earnings and Equity	Amounts Written Off	Balance at End of Period
Year ended December 31, 2006
Deducted in the Statement of Financial Position:
From Current Receivables:
Reserve for doubtful accounts	$124	$56	$64	$116
Reserve for loss on returns and allowances	38	26	23	41
TOTAL	$162	$82	$87	$157
From Long-Term Receivables
and Other Noncurrent Assets:
Reserve for doubtful accounts	$9	$(1)	$—	$8
From Deferred Tax Assets:
Valuation Allowance	$1,328	$675	$149	$1,854
Year ended December 31, 2005
Deducted in the Statement of Financial Position:
From Current Receivables:
Reserve for doubtful accounts	$92	$108	$76	$124
Reserve for loss on returns and allowances	35	28	25	38
TOTAL	$127	$136	$101	$162
From Long-Term Receivables
and Other Noncurrent Assets:
Reserve for doubtful accounts	$19	$7	$17	$9
From Deferred Tax Assets:
Valuation allowance	$284	$1,190	$146	$1,328
Year ended December 31, 2004
Deducted in the Statement of Financial Position:
From Current Receivables:
Reserve for doubtful accounts	$76	$50	$34	$92
Reserve for loss on returns and allowances	36	16	17	35
TOTAL	$112	$66	$51	$127
From Long-Term Receivables
and Other Noncurrent Assets:
Reserve for doubtful accounts	$16	$8	$5	$19
From Deferred Tax Assets:
Valuation Allowance	$287	$75	$78	$284

Eastman Kodak Company
Index to Exhibits

Exhibit Number

(3)	A.	Certificate of Incorporation, as amended and restated May 11, 2005.
(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, Exhibit 3.)

	B.	By-laws, as amended and restated May 11, 2005.
(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, Exhibit 3.)

(4)	A.	Indenture dated as of January 1, 1988 between Eastman Kodak Company and The Bank of New York as Trustee.
(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 25, 1988, Exhibit 4.)

	B.	First Supplemental Indenture dated as of September 6, 1991 and Second Supplemental Indenture dated as of September 20, 1991, each between Eastman Kodak Company and The Bank of New York as Trustee, supplementing the Indenture described in A.
(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Exhibit 4.)

	C.	Third Supplemental Indenture dated as of January 26, 1993, between Eastman Kodak Company and The Bank of New York as Trustee, supplementing the Indenture described in A.
(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Exhibit 4.)

	D.	Fourth Supplemental Indenture dated as of March 1, 1993, between Eastman Kodak Company and The Bank of New York as Trustee, supplementing the Indenture described in A.
(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Exhibit 4.)

	H.	Form of the 7.25% Senior Notes due 2013.
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
(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, Exhibit 10.)

Form of Administrative Guide for Annual Officer Stock Options Grant under the 2005 Omnibus Long-Term Compensation Plan.
(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, Exhibit 10.)

Form of Award Notice for Annual Director Stock Option Grant under the 2005 Omnibus Long-Term Compensation Plan.
(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, Exhibit 10.)

Form of Award Notice for Annual Director Restricted Stock Grant under the 2005 Omnibus Long-Term Compensation Plan.
(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, Exhibit 10.)

G.	Frank S. Sklarsky Agreement dated September 19, 2006.
(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, Exhibit 10.1.)

Amendment, dated September 26, 2006, to Frank S. Sklarsky Agreement dated September 19, 2006.
(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the
quarterly period ended September 30, 2006, Exhibit 10.2.)

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
(Incorporated by reference to the Eastman Kodak Company Current Report on Form 8-K, filed on May 11, 2005, Exhibit 10.4.)

Amendment effective January 1, 2006.
(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, Exhibit 10.)

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

Eastman Kodak Company
Index to Exhibits (continued)

Exhibit Number

Y.	Redemption Agreement among Sun Chemical Corporation and Sun Chemical Group B.V. and Eastman Kodak Company and Kodak Graphics Holdings, Inc., dated as of January 11, 2005.
(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2004, Exhibit 10.)

Z.	Arrangement Agreement among Eastman Kodak Company, 4284488 Canada Inc. and Creo Inc., dated January 30, 2005.
(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2004, Exhibit 10.)

	AA1.	Dan Meek Hire Agreement dated July 31, 1998.

	AA2.	Dan Meek Retention Agreement dated June 25, 2001.

	AA3.	Dan Meek Retention Agreement dated January 9, 2006.

	AA4.	Dan Meek Termination Agreement dated May 2, 2006.

	BB.	Mary Jane Hellyar Retention Agreement dated August 14, 2006.

(12)	Statement Re Computation of Ratio of Earnings to Fixed Charges.

(18)	Letter Re Change in Accounting Principles. (Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, Exhibit 18.)

(21)	Subsidiaries of Eastman Kodak Company.

(23)	Consent of Independent Registered Public Accounting Firm.

(31.1)	Certification.

(31.2)	Certification.

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.