Form 10-Q
period 2007-03-31
EASTMAN KODAK CO
filed 2007-05-09
CIK 31235

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

or

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

Yes  [   ]          No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding at
Class	April 30, 2007
Common Stock, $2.50 par value	287,690,661

Eastman Kodak Company
Form 10-Q
March 31, 2007

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

EASTMAN KODAK COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31
(in millions, except per share data)	2007	2006
Net sales	$2,119	$2,292
Cost of goods sold	1,690	1,823
Gross profit	429	469
Selling, general and administrative expenses	395	507
Research and development costs	137	148
Restructuring costs and other	85	138
Loss from continuing operations before interest,
other income (charges), net and income taxes	(188)	(324)
Interest expense	25	41
Other income (charges), net	23	27
Loss from continuing operations before income taxes	(190)	(338)
(Benefit) provision for income taxes	(16)	8
Loss from continuing operations	(174)	(346)
Earnings from discontinued operations, net of income taxes	23	48
NET LOSS	$(151)	$(298)
Basic and diluted net (loss) earnings per share:
Continuing operations	$(0.61)	$(1.21)
Discontinued operations	0.08	0.17
Total	$(0.53)	$(1.04)
Number of common shares used in basic net loss per share	287.3	287.2
Incremental shares from assumed conversion of options	—	—
Number of common shares used in diluted net loss per share	287.3	287.2

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
CONSOLIDATED STATEMENT OF RETAINED EARNINGS (Unaudited)

	Three Months Ended
	March 31
(in millions)	2007	2006
Retained earnings at beginning of period	$5,967	$6,717
Net loss	(151)	(298)
Loss from issuance of treasury stock	(6)	(2)
Retained earnings at end of period	$5,810	$6,417

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
CONSOLIDATED STATEMENT OF FINANCIAL POSITION (Unaudited)

	March 31,	December 31,
(in millions)	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,026	$1,469
Receivables, net	1,801	2,072
Inventories, net	1,157	1,001
Deferred income taxes	121	108
Other current assets	102	96
Assets of discontinued operations	780	811
Total current assets	4,987	5,557
Property, plant and equipment, net	2,404	2,602
Goodwill	1,589	1,584
Other long-term assets	3,640	3,509
Assets of discontinued operations	1,081	1,068
TOTAL ASSETS	$13,701	$14,320
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and other current liabilities	$3,263	$3,712
Short-term borrowings	44	64
Accrued income and other taxes	307	347
Liabilities of discontinued operations	410	431
Total current liabilities	4,024	4,554
Long-term debt, net of current portion	2,710	2,714
Pension and other postretirement liabilities	3,725	3,934
Other long-term liabilities	1,609	1,690
Liabilities of discontinued operations	43	40
Total liabilities	12,111	12,932
Commitments and Contingencies (Note 6)
SHAREHOLDERS’ EQUITY
Common stock, $2.50 par value	978	978
Additional paid in capital	879	881
Retained earnings	5,810	5,967
Accumulated other comprehensive loss	(284)	(635)
	7,383	7,191
Less: Treasury stock, at cost	5,793	5,803
Total shareholders’ equity	1,590	1,388
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$13,701	$14,320

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
(in millions)	2007	2006
Cash flows from operating activities:
Net loss	$(151)	$(298)
Adjustments to reconcile to net cash provided by operating activities:
Earnings from discontinued operations, net of income taxes	(23)	(48)
Depreciation and amortization	248	336
(Gain) loss on sales of businesses/assets	(8)	9
Non-cash restructuring costs, asset impairments and other charges	11	41
Provision (Benefit) for deferred income taxes	14	(45)
Decrease in receivables	274	242
Increase in inventories	(152)	(162)
Decrease in liabilities excluding borrowings	(609)	(504)
Other items, net	(1)	(108)
Total adjustments	(246)	(239)
Net cash used in continuing operations	(397)	(537)
Net cash provided by discontinued operations	43	56
Net cash used in operating activities	(354)	(481)
Cash flows from investing activities:
Additions to properties	(66)	(78)
Net proceeds from sales of businesses/assets	10	6
Acquisitions, net of cash acquired	(2)	—
Investments in unconsolidated affiliates	—	(8)
Marketable securities - sales	36	23
Marketable securities - purchases	(41)	(24)
Net cash used in continuing operations	(63)	(81)
Net cash used in discontinued operations	(11)	(15)
Net cash used in investing activities	(74)	(96)
Cash flows from financing activities:
Net decrease in borrowings with maturities of 90 days or less	(17)	(22)
Proceeds from other borrowings	6	55
Repayment of other borrowings	(8)	(52)
Net cash used in financing activities	(19)	(19)
Effect of exchange rate changes on cash	4	8
Net decrease in cash and cash equivalents	(443)	(588)
Cash and cash equivalents, beginning of year	1,469	1,665
Cash and cash equivalents, end of quarter	$1,026	$1,077

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
NOTES TO FINANCIAL STATEMENTS (Unaudited)

NOTE 1: BASIS OF PRESENTATION

BASIS OF PRESENTATION

The consolidated interim financial statements are unaudited, and certain information and footnote disclosure related thereto normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with Rule 10-01 of Regulation S-X. In the opinion of management, the accompanying unaudited consolidated financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements and reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results of operations, financial position and cash flows of Eastman Kodak Company and its subsidiaries (the Company). The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Certain amounts for prior periods have been reclassified to conform to the current period classification. Prior period reclassifications include the following:

  The presentation of discontinued operations and related assets and liabilities held for sale, as a result of the divestiture of the Health Group segment.

  The adoption of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," which requires reclassification of liabilities related to uncertain tax positions.

  Prior period segment results have been revised to conform to the new segment reporting structure, which was effective January 1, 2007.

RECENT ACCOUNTING PRONOUNCEMENTS

FASB Statement No. 155
In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments (an amendment of FASB Statements No. 133 and 140)." This Statement permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006 (January 1, 2007 for the Company). Additionally, the fair value option may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under previous accounting guidance prior to the adoption of this Statement. The adoption of SFAS No. 155 in the first quarter of 2007 did not have a material impact on the Company’s Consolidated Financial Statements.

FASB Interpretation No. 48
In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainty in income taxes recognized in accordance with SFAS No. 109, "Accounting for Income Taxes." This Interpretation prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on various related matters such as derecognition, interest and penalties, and disclosure. Further information regarding the adoption of FIN 48 is disclosed in Note 5, "Income Taxes."

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

FASB Statement No. 159
In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," which permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The provisions of this statement are required to be applied prospectively. The Company will adopt SFAS No. 159 in the first quarter of 2008.

NOTE 2: RECEIVABLES, NET

	March 31,	December 31,
(in millions)	2007	2006
Trade receivables	$1,463	$1,737
Miscellaneous receivables	338	335
Total (net of allowances of $120 and $134 as of
March 31, 2007 and December 31, 2006, respectively)	$1,801	$2,072

Of the total trade receivable amounts of $1,463 million and $1,737 million as of March 31, 2007 and December 31, 2006, respectively, approximately $194 million and $272 million are expected to be settled through customer deductions in lieu of cash payments. Such deductions represent rebates owed to the customer and are included in accounts payable and other current liabilities in the accompanying Consolidated Statement of Financial Position at each respective balance sheet date.

NOTE 3: INVENTORIES, NET

	March 31,	December 31,
(in millions)	2007	2006
Finished goods	$684	$606
Work in process	236	192
Raw materials	237	203
Total	$1,157	$1,001

NOTE 4: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $1,589 million and $1,584 million at March 31, 2007 and December 31, 2006, respectively. The changes in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2007 were as follows:

	As of March 31, 2007
	Consumer
	Digital	Film	Graphic
	Imaging	Products	Communications	Consolidated
(in millions)	Group	Group	Group	Total
Balance at December 31, 2006	$217	$544	$823	$1,584
Additions	—	—	2	2
Currency translation adjustments	1	3	(1)	3
Balance at March 31, 2007	$218	$547	$824	$1,589

Due to the realignment of the Kodak operating model and change in reporting structure, as described in Note 13, “Segment Information,” effective January 1, 2007, the Company reassigned goodwill to its reportable segments using a relative fair value approach as required under SFAS No. 142, "Goodwill and Other Intangible Assets." Additionally, the Company reassessed its goodwill for impairment during the first quarter of 2007, and determined that no reporting units’ carrying values exceeded their respective estimated fair values based on the realigned reporting structure and, therefore, there was no impairment.

The gross carrying amount and accumulated amortization by major intangible asset category as of March 31, 2007 and December 31, 2006 were as follows:

	As of March 31, 2007
	Gross Carrying	Accumulated		Weighted-Average
(in millions)	Amount	Amortization	Net	Amortization Period
Technology-based	$324	$130	$194	7 years
Customer-related	275	103	172	10 years
Other	217	98	119	8 years
Total	$816	$331	$485	8 years

	As of December 31, 2006
	Gross Carrying	Accumulated		Weighted-Average
(in millions)	Amount	Amortization	Net	Amortization Period
Technology-based	$324	$119	$205	7 years
Customer-related	274	95	179	10 years
Other	214	88	126	8 years
Total	$812	$302	$510	8 years

Amortization expense related to purchased intangible assets for the three months ended March 31, 2007 and 2006 was $28 million and $30 million, respectively.

Estimated future amortization expense related to purchased intangible assets at March 31, 2007 is as follows (in millions):

2007	$83
2008	105
2009	101
2010	77
2011	39
2012 and thereafter	80
Total	$485

NOTE 5: INCOME TAXES

The Company’s income tax (benefit) provision and effective tax rate were as follows:

	Three Months Ended
	March 31
(dollars in millions):	2007	2006
Loss from continuing operations before income taxes	($190)	($338)
(Benefit) provision for income taxes	(16)	8
Effective tax rate	8.4%	(2.4)%

For the first quarter of 2007, the Company recorded a benefit of $16 million on a pre-tax loss of $190 million, representing an effective rate of 8.4%. The difference between the effective tax rate and the U.S. statutory rate of 35.0% is primarily attributable to: (1) losses generated within the U.S. and in certain jurisdictions outside the U.S., which were not benefited, and (2) the mix of the earnings from operations in certain lower-taxed jurisdictions outside the U.S. Other significant items that caused the difference from the statutory tax rate include non-U.S. tax benefits of $10 million associated with total worldwide restructuring costs; and a benefit of $56 million associated with the release of certain tax reserves in a foreign jurisdiction.

For the first quarter of 2006, the Company recorded a provision of $8 million on a pre-tax loss of $338 million, representing an effective rate of (2.4)%. The difference between the effective tax rate and the U.S. statutory rate of 35.0% is primarily attributable to: (1) losses generated within the U.S. and in certain jurisdictions outside the U.S., which were not benefited, and (2) the mix of earnings from operations in certain lower-taxed jurisdictions outside the U.S. Other significant items that caused the difference from the statutory tax rate include non-U.S. tax benefits of $29 million associated with total worldwide restructuring costs and asset impairments; and discrete tax charges relating primarily to purchase accounting, tax rate changes and impacts from ongoing tax audits with respect to open tax years of $14 million.

The Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48) in the first quarter of 2007. As a result of the implementation of FIN 48, there was no cumulative effect adjustment for unrecognized tax benefits, which would have been accounted for as an adjustment to the January 1, 2007 balance of retained earnings. The Company had a liability for income taxes associated with uncertain tax benefits of $263 million and $305 million as of March 31, 2007 and January 1, 2007, respectively. If these unrecognized tax benefits were recognized, they would favorably affect the effective income tax rate for the remainder of 2007 or in any future periods. Consistent with the provisions of FIN 48, the Company has classified certain income tax liabilities as current or non-current based on management’s estimate of when these liabilities will be settled and has reclassified these items in the Consolidated Statement of Financial Position as of December 31, 2006 to conform to the current period presentation. These non-current income tax liabilities are recorded in Other long-term liabilities in the Consolidated Statement of Financial Position.

It is reasonably possible that the liability associated with our unrecognized tax benefits will increase or decrease within the next twelve months. These changes may be the result of ongoing audits or the expiration of statutes of limitations. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

The Company files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 1998. The Company’s tax matters for the years 1999 through 2005 remain subject to examination by the Internal Revenue Service. Substantially all material state, local, and foreign income tax matters have been concluded for years through 1998. The Company’s tax matters for the years 1999 through 2005 remain subject to examination by the respective state, local, and foreign tax jurisdiction authorities.

The Company’s policy regarding interest and/or penalties related to income tax matters is to recognize such items as a component of income tax expense. As of the adoption of FIN 48, the Company had $58 million accrued for income tax-related interest and penalties.

NOTE 6: COMMITMENTS AND CONTINGENCIES

Environmental

At March 31, 2007, the Company’s undiscounted accrued liabilities for environmental remediation costs amounted to $149 million and are reported in other long-term liabilities in the accompanying Consolidated Statement of Financial Position. Included in this amount are the items described below.

The Company is currently implementing a Corrective Action Program required by the Resource Conservation and Recovery Act (RCRA) at the Kodak Park site in Rochester, NY. The Company is currently in the process of completing, and in many cases has completed, RCRA Facility Investigations (RFI), Corrective Measures Studies (CMS) and Corrective Measures Implementation (CMI) for areas at the site. At March 31, 2007, estimated future investigation and remediation costs of $64 million are accrued for this site, the majority of which relates to long-term operation, maintenance of remediation systems and monitoring costs.

The Company has accrued for obligations relating to other operating sites with estimated future investigation, remediation and monitoring costs of $20 million.

The Company has obligations relating to plant closures and former operations. The Company has accrued for obligations with estimated future investigation, remediation and monitoring costs of $44 million at sites of former operations.

The Company has retained certain obligations for environmental remediation and Superfund matters related to certain sites associated with the non-imaging health businesses sold in 1994. The Company has accrued for obligations with estimated future remediation costs of $21 million for these sites.

Cash expenditures for the aforementioned investigation, remediation and monitoring activities are expected to be incurred over the next twenty-eight years for many of the sites. For these known environmental liabilities, the accrual reflects the Company’s best estimate of the amount it will incur under the agreed-upon or proposed work plans. The Company’s cost estimates were determined using the ASTM Standard E 2137-01, "Standard Guide for Estimating Monetary Costs and Liabilities for Environmental Matters," and have not been reduced by possible recoveries from third parties. The overall method includes the use of a probabilistic model which forecasts a range of cost estimates for the remediation required at individual sites. The projects are closely monitored and the models are reviewed as significant events occur or at least once per year. The Company’s estimate includes investigations, equipment and operating costs for remediation and long-term monitoring of the sites. The Company does not believe it is reasonably possible that the losses for the known exposures could exceed the current accruals by material amounts.

A Consent Decree was signed in 1994 in settlement of a civil complaint brought by the U.S. Environmental Protection Agency and the U.S. Department of Justice. In connection with the Consent Decree, the Company is subject to a Compliance Schedule, under which the Company has improved its waste characterization procedures, upgraded one of its incinerators, and is evaluating and upgrading its industrial sewer system. The total expenditures required to complete this program are currently estimated to be approximately $2 million over the next year. These expenditures are incurred as part of plant operations and, therefore, are not included in the environmental accrual at March 31, 2007.

The Company is presently designated as a potentially responsible party (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (the Superfund Law), or under similar state laws, for environmental assessment and cleanup costs as the result of the Company’s alleged arrangements for disposal of hazardous substances at seven Superfund sites. With respect to each of these sites, the Company’s liability is minimal. In addition, the Company has been identified as a PRP in connection with the non-imaging health businesses in two active Superfund sites. Numerous other PRPs have also been designated at these sites. Although the law imposes joint and several liability on PRPs, the Company’s historical experience demonstrates that these costs are shared with other PRPs. Settlements and costs paid by the Company in Superfund matters to date have not been material. Future costs are also not expected to be material to the Company’s financial position, results of operations or cash flows.

Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of outcomes. Estimates developed in the early stages of remediation can vary significantly. A finite estimate of costs does not normally become fixed and determinable at a specific time. Rather, the costs associated with environmental remediation become estimable over a continuum of events and activities that help to frame and define a liability, and the Company continually updates its cost estimates. The Company has an ongoing monitoring and identification process to assess how the activities, with respect to the known exposures, are progressing against the accrued cost estimates, as well as to identify other potential remediation issues.

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

Asset Retirement Obligations

As of March 31, 2007, the Company has recorded approximately $86 million of asset retirement obligations within other long-term liabilities in the accompanying Consolidated Statement of Financial Position.

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

Other Commitments and Contingencies

At March 31, 2007, the Company had outstanding letters of credit totaling $144 million and surety bonds in the amount of $99 million primarily to ensure the payment of possible casualty and workers’ compensation claims.

On or about November 9, 2005, the Company was served with a purported shareholder derivative lawsuit that had been commenced against the Company, as a nominal defendant, and eleven current and former directors and officers of the Company, in the New York State Supreme Court, Monroe County. The Complaint seeks to allege claims on behalf of the Company that, between April 2003 and September 2003, the defendant officers and directors caused the Company to make allegedly improper statements, in press releases and other public statements, which falsely represented or omitted material information about the Company’s financial results and guidance. The plaintiff alleges that this conduct was a breach of the defendants’ common law fiduciary obligations to the Company, and constituted an abuse of control, gross mismanagement, waste and unjust enrichment. On March 8, 2007, the court approved plaintiff's discontinuance of this action with prejudice, and therefore, this matter is concluded.

In addition to the matters described above, the Company and its subsidiary companies are involved in other lawsuits, claims, investigations and proceedings, including product liability, commercial, intellectual property, environmental, and health and safety matters, which are being handled and defended in the ordinary course of business. There are no such matters pending representing contingent losses that the Company expects to be material in relation to the Company’s business, financial position, results of operations or cash flows.

NOTE 7: GUARANTEES

The Company guarantees debt and other obligations of certain customers. At March 31, 2007, these guarantees totaled a maximum of $151 million, with outstanding guaranteed amounts of $112 million. The maximum guarantee amount includes guarantees of up to: $149 million of customer amounts due to banks and leasing companies in connection with financing of customers' purchases of product and equipment from the Company ($112 million outstanding), and $2 million to other third parties (less than $1 million outstanding.)

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

Management believes the likelihood is remote that material payments will be required under any of the guarantees disclosed above. With respect to the guarantees that the Company issued in the quarter ended March 31, 2007, the Company assessed the fair value of its obligation to stand ready to perform under these guarantees by considering the likelihood of occurrence of the specified triggering events or conditions requiring performance as well as other assumptions and factors.

The Company also guarantees debt owed to banks and other third parties for some of its consolidated subsidiaries. The maximum amount guaranteed is $746 million, and the outstanding debt under those guarantees, which is recorded within the short-term borrowings and long-term debt, net of current portion components in the accompanying Consolidated Statement of Financial Position, is $247 million. These guarantees expire in 2007 through 2013. Pursuant to the terms of the Company's $2.7 billion Senior Secured Credit Agreement dated October 18, 2005, obligations under the $2.7 billion Secured Credit Facilities and other obligations of the Company and its subsidiaries to the $2.7 billion Secured Credit Facilities lenders are guaranteed.

Indemnifications

The Company issues indemnifications in certain instances when it sells businesses and real estate, and in the ordinary course of business with its customers, suppliers, service providers and business partners. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company's request in such capacities. Historically, costs incurred to settle claims related to these indemnifications have not been material to the Company’s financial position, results of operations or cash flows. Additionally, the fair value of the indemnifications that the Company issued during the quarter ended March 31, 2007 was not material to the Company’s financial position, results of operations or cash flows.

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

(in millions)
Accrued warranty obligations at December 31, 2006	$39
Actual warranty experience during 2007	(9)
2007 warranty provisions	5
Accrued warranty obligations at March 31, 2007	$35

The Company also offers its customers extended warranty arrangements that are generally one year, but may range from three months to three years after the original warranty period. The Company provides repair services and routine maintenance under these arrangements. The Company has not separated the extended warranty revenues and costs from the routine maintenance service revenues and costs, as it is not practicable to do so. Therefore, these revenues and costs have been aggregated in the presentation below. Costs incurred under these arrangements for the three months ended March 31, 2007 amounted to $46 million. The change in the Company's deferred revenue balance in relation to these extended warranty arrangements from December 31, 2006 to March 31, 2007, which is reflected in accounts payable and other current liabilities in the accompanying Consolidated Statement of Financial Position, was as follows:

(in millions)
Deferred revenue at December 31, 2006	$143
New extended warranty arrangements in 2007	94
Recognition of extended warranty arrangement revenue in 2007	(84)
Deferred revenue at March 31, 2007	$153

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

Restructuring Programs Summary

The activity in the accrued restructuring balances and the non-cash charges incurred in relation to all of the restructuring programs described below were as follows for the first quarter of 2007:

						Other
	Balance					Adjustments	Balance
	Dec. 31	Costs		Cash	Non-cash	and	March 31
(in millions)	2006	Incurred (1)	Reversals	Payments (2)	Settlements	Reclasses (3)	2007
2004-2007 Restructuring
Program:
Severance reserve	$228	$70	$—	$(84)	$—	$(18)	$196
Exit costs reserve	24	22	—	(20)	—	—	26
Total reserve	$252	$92	$—	$(104)	$—	$(18)	$222
Long-lived asset
impairments and
inventory write-downs	$—	$11	$—	$—	$(11)	$—	$—
Accelerated depreciation	$—	$65	$—	$—	$(65)	$—	$—
Pre-2004 Restructuring
Programs:
Severance reserve	$—	$—	$—	$—	$—	$—	$—
Exit costs reserve	11	—	(1)	(4)	—	—	6
Total reserve	$11	$—	$(1)	$(4)	$—	$—	$6
Total of all restructuring
programs	$263	$168	$(1)	$(108)	$(76)	$(18)	$228
____________________

(1)	The costs incurred include both continuing operations of $151 million and discontinued operations of $17 million.

(2)	During the three months ended March 31, 2007, the Company paid approximately $115 million related to restructuring. Of this total amount, $108 million was recorded against restructuring reserves, while $7 million was recorded against pension and other postretirement liabilities.

(3)	The total restructuring charges of $168 million, excluding reversals, include pension and other postretirement charges and credits for curtailments, settlements and special termination benefits. However, because the impact of these charges and credits relate to the accounting for pensions and other postretirement benefits, the related impacts on the Consolidated Statement of Financial Position are reflected in their respective components as opposed to within the accrued restructuring balances at March 31, 2007. Accordingly, the Other Adjustments and Reclasses column of the table above includes reclassifications to Other long-term assets and Pension and other postretirement liabilities for the position elimination-related impacts on the Company's pension and other postretirement employee benefit plan arrangements, including net curtailment and settlement losses and special termination benefits of $19 million. Additionally, the Other Adjustments and Reclasses column of the table above includes foreign currency translation of $1 million.

The costs incurred, net of reversals, which total $167 million for the three months ended March 31, 2007, include $65 million and $1 million of charges related to accelerated depreciation and inventory write-downs that were reported in cost of goods sold in the accompanying Consolidated Statement of Operations for the three months ended March 31, 2007. Of the remaining costs incurred, net of reversals, $16 million was included in discontinued operations and $85 million was reported as restructuring costs and other in the accompanying Consolidated Statement of Operations for the three months ended March 31, 2007. The severance costs and exit costs require the outlay of cash, while long-lived asset impairments, accelerated depreciation and inventory write-downs represent non-cash items.

2004-2007 Restructuring Program

The Company announced on January 22, 2004 that it planned to develop and execute a comprehensive cost reduction program throughout the 2004 to 2006 timeframe. The objective of these actions is to achieve a business model appropriate for the Company's traditional businesses, and to sharpen the Company's competitiveness in digital markets.

The program was expected to result in total charges of $1.3 billion to $1.7 billion over the three-year period, of which $700 million to $900 million are related to severance, with the remainder relating to the disposal of buildings and equipment. Overall, Kodak's worldwide facility square footage was expected to be reduced by approximately one-third. Approximately 12,000 to 15,000 positions worldwide were expected to be eliminated through these actions primarily in global manufacturing, selected traditional businesses and corporate administration.

The Company subsequently expanded the program to extend into 2007, and increased the expected employment reductions and total charges. On February 8, 2007, the Company updated the ranges for anticipated restructuring activity. The Company now expects that the total employment reductions will be in the range of 28,000 to 30,000 positions and total charges will be in the range of $3.6 billion to $3.8 billion.

The Company implemented certain actions under the program during the first quarter of 2007. As a result of these actions, the Company recorded charges of $168 million in the first quarter of 2007, which were composed of severance, long-lived asset impairments, exit costs, inventory write-downs, and accelerated depreciation of $70 million, $10 million, $22 million, $1 million, and $65 million, respectively. Included in these amounts, $17 million of severance is presented as discontinued operations. The severance costs related to the elimination of approximately 1,125 positions, including approximately 50 photofinishing, 625 manufacturing, 50 research and development and 400 administrative positions. The geographic composition of the positions to be eliminated includes approximately 425 in the United States and Canada and 700 throughout the rest of the world. The reduction of the 1,125 positions and the $92 million charges for severance and exit costs are reflected in the 2004-2007 Restructuring Program table below. The $10 million charge in the first quarter for long-lived asset impairments were included in restructuring costs and other in the accompanying Consolidated Statement of Operations for the three months ended March 31, 2007. The charges taken for inventory write-downs of $1 million were reported in cost of goods sold in the accompanying Consolidated Statement of Operations for the three months ended March 31, 2007.

As a result of initiatives implemented under the 2004-2007 Restructuring Program, the Company also recorded $65 million of accelerated depreciation on long-lived assets in cost of goods sold in the accompanying Consolidated Statement of Operations for the three months ended March 31, 2007. The accelerated depreciation relates to long-lived assets accounted for under the held and used model of SFAS No. 144. The total amount of $65 million relates to $1 million of photofinishing facilities and equipment, $63 million of manufacturing facilities and equipment, and $1 million of administrative facilities that will be used until their abandonment. The Company will incur approximately $15 million of accelerated depreciation in the second quarter of 2007 as a result of the initiatives already implemented under the 2004-2007 Restructuring Program.

In April 2007, the Company entered into an agreement to sell its manufacturing site in Xiamen, China. This sale is expected to close in the second quarter of 2007 and will result in a non-cash charge of approximately $220 million. This action is part of the 2004-2007 Restructuring Program.

Under this program, on a life-to-date basis as of March 31, 2007, the Company has recorded charges of $2,899 million, which was composed of severance, long-lived asset impairments, exit costs, inventory write-downs and accelerated depreciation of $1,303 million, $360 million, $274 million, $69 million and $893 million, respectively. The severance costs related to the elimination of approximately 24,500 positions, including approximately 6,250 photofinishing, 11,525 manufacturing, 1,425 research and development and 5,300 administrative positions.

The following table summarizes the activity with respect to the charges recorded in connection with the focused cost reduction actions that the Company has committed to under the 2004-2007 Restructuring Program and the remaining balances in the related reserves at March 31, 2007:

					Long-lived Asset
			Exit		Impairments
	Number of	Severance	Costs		and Inventory	Accelerated
(dollars in millions)	Employees	Reserve	Reserve	Total	Write-downs	Depreciation
2004 charges - continuing operations	8,975	$405	$95	$500	$156	$152
2004 charges - discontinued operations	650	13	4	17	1	—
2004 reversals - continuing operations	—	(6)	(1)	(7)	—	—
2004 utilization	(5,175)	(169)	(47)	(216)	(157)	(152)
2004 other adj. & reclasses	—	24	(15)	9	—	—
Balance at 12/31/04	4,450	267	36	303	—	—
2005 charges - continuing operations	7,850	472	82	554	160	391
2005 charges - discontinued operations	275	25	2	27	1	—
2005 reversals - continuing operations	—	(3)	(6)	(9)	—	—
2005 utilization	(10,225)	(377)	(95)	(472)	(161)	(391)
2005 other adj. & reclasses	—	(113)	4	(109)	—	—
Balance at 12/31/05	2,350	271	23	294	—	—
2006 charges - continuing operations	5,150	266	66	332	97	273
2006 charges - discontinued operations	475	52	3	55	3	12
2006 reversals - continuing operations	—	(3)	(1)	(4)	—	—
2006 utilization	(5,700)	(416)	(67)	(483)	(100)	(285)
2006 other adj. & reclasses	—	58	—	58	—	—
Balance at 12/31/06	2,275	228	24	252	—	—
Q1 2007 charges - continuing operations	1,075	53	22	75	11	65
Q1 2007 charges - discontinued operations	50	17	—	17	—	—
Q1 2007 utilization	(1,000)	(84)	(20)	(104)	(11)	(65)
Q1 2007 other adj. & reclasses	—	(18)	—	(18)	—	—
Balance at 3/31/07	2,400	$196	$26	$222	$—	$—

As a result of the initiatives already implemented under the 2004-2007 Restructuring Program, severance payments will be paid during periods through 2007 since, in many instances, the employees whose positions were eliminated can elect or are required to receive their payments over an extended period of time. Most exit costs have been paid or will be paid during 2007. However, certain costs, such as long-term lease payments, will be paid over periods after 2007.

The charges of $168 million recorded in the first quarter of 2007, excluding reversals, included $16 million applicable to FPG, $8 million applicable to CDG, $16 million applicable to the GCG, and $111 million that was applicable to manufacturing, research and development, and administrative functions, which are shared across all segments. The remaining $17 million was applicable to discontinued operations.

Pre-2004 Restructuring Programs

At March 31, 2007, the Company had remaining exit costs reserves of $6 million, relating to restructuring plans committed to or executed prior to 2004. Most of these remaining exit costs reserves represent long-term lease payments, which will continue to be paid over periods throughout and after 2007.

NOTE 9: RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of the net periodic benefit cost for all major funded and unfunded U.S. and Non-U.S. defined benefit plans for the three months ended March 31 are as follows:

	2007		2006
(in millions)	US	Non-US	US	Non-US
Service cost	$21	$7	$24	$9
Interest cost	80	48	82	41
Expected return on plan assets	(136)	(61)	(130)	(52)
Amortization of:
Prior service cost	—	—	—	5
Recognized net actuarial loss	2	19	4	25
Pension (income) expense before special
termination benefits, curtailments and
settlements	(33)	13	(20)	28
Special termination benefits	13	5	—	2
Curtailment losses	—	1	—	2
Settlement gains	—	—	—	(2)
Net pension (income) expense	(20)	19	(20)	30
Other plans including unfunded plans	—	1	—	4
Total net pension (income) expense from
continuing operations	$(20)	$20	$(20)	$34

For the quarters ended March 31, 2007 and 2006, $18 million and $2 million, respectively, of special termination benefits charges were incurred as a result of the Company's restructuring actions and, therefore, have been included in restructuring costs and other in the Consolidated Statement of Operations. Additionally, as a result of the Company's restructuring actions, the Company recognized a net curtailment charge of $1 million that has been included in restructuring costs and other in the Consolidated Statement of Operations for the quarter ended March 31, 2007.

The Company made contributions (funded plans) or paid benefits (unfunded plans) totaling approximately $29 million relating to its major U.S. and non-U.S. defined benefit pension plans in the first quarter of 2007. The Company expects its contribution (funded plans) and benefit payment (unfunded plans) requirements for its major U.S. and non-U.S. defined benefit pension plans for the balance of 2007 to be approximately $87 million.

Postretirement benefit cost for the Company's U.S., United Kingdom and Canada postretirement benefit plans, which represent the Company's major postretirement plans, include:

	Three Months Ended March 31
(in millions)	2007	2006
Service cost	$2	$3
Interest cost	41	40
Amortization of:
Prior service cost	(11)	(12)
Actuarial loss	15	15
Total net postretirement benefit cost	$47	$46

The Company paid benefits totaling approximately $54 million relating to its U.S., United Kingdom and Canada postretirement benefit plans in the first quarter of 2007. The Company expects to pay benefits of $153 million for these postretirement plans for the balance of 2007.

As a result of the Health Group disposition, as disclosed in Note 14, and the cumulative impact of the ongoing position eliminations under its Pre-2004 and 2004-2007 Restructuring Programs, as disclosed in Note 8, certain of the Company's retirement plans experienced curtailment events in the first quarter of 2007. These curtailment events resulted in the remeasurement of the plans' obligations during the quarter, which decreased the Company's recognized retirement and other postretirement benefit plan obligation by $331 million.

NOTE 10: EARNINGS PER SHARE

As a result of the net loss presented for the three months ended March 31, 2007 and 2006, the Company calculates diluted earnings per share using weighted average basic shares outstanding for each period, as utilizing diluted shares would be anti-dilutive to loss per share.

Outstanding options of 32.2 million and 34.2 million, to purchase shares of the Company's common stock, for the three months ended March 31, 2007 and 2006, respectively, were not included in the computation of diluted earnings per share because the Company reported a net loss from continuing operations; therefore, the effect would be anti-dilutive.

The Company currently has approximately $575 million in contingent convertible notes (the Convertible Securities) outstanding that were issued in October 2003. Interest on the Convertible Securities accrues at a rate of 3.375% and is payable semi-annually. The Convertible Securities are convertible at an initial conversion rate of 32.2373 shares of the Company's common stock for each $1,000 principal of the Convertible Securities. The Company's diluted net earnings per share exclude the effect of the Convertible Securities, as they were anti-dilutive for all periods presented.

NOTE 11: SHAREHOLDERS' EQUITY

The Company has 950 million shares of authorized common stock with a par value of $2.50 per share, of which 391 million shares had been issued as of March 31, 2007 and December 31, 2006. Treasury stock at cost consists of approximately 104 million shares at March 31, 2007 and December 31, 2006.

NOTE 12: COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	March 31
(in millions)	2007	2006
Net loss	$(151)	$(298)
Unrealized gains on available-for-sale securities, net of tax	—	2
Realized and unrealized gains from hedging activity, net of tax	—	3
Currency translation adjustments, net of tax	19	18
Pension and other postretirement benefit plan obligation activity	332	152
Total comprehensive income (loss), net of tax	$200	$(123)

NOTE 13: SEGMENT INFORMATION

New Kodak Operating Model and Reporting Structure

As of January 1, 2007 the Company has three reportable segments: Consumer Digital Imaging Group (CDG), Film Products Group (FPG), and Graphic Communications Group (GCG). The balance of the Company's continuing operations, which individually and in the aggregate do not meet the criteria of a reportable segment, are reported in All Other. A description of the segments is as follows:

Consumer Digital Imaging Group Segment (CDG): CDG encompasses digital capture, kiosks, snapshot printing, consumer imaging services, photographic paper, photofinishing services, consumer inkjet printing and imaging sensors. This segment provides consumers and professionals with a full range of products and services for capturing, storing, printing and sharing images. CDG also includes the licensing activities related to the Company's intellectual property in digital capture products.

Film Products Group Segment (FPG): FPG encompasses consumer and professional film, one-time-use cameras, aerial and industrial film, and entertainment products and services. This segment provides consumers, professionals, cinematographers, and other entertainment imaging customers with film-related products and services.

Graphic Communications Group Segment (GCG): GCG serves a variety of customers in the creative, in-plant, data center, commercial printing, packaging, newspaper and digital service bureau market segments with a range of software, media and hardware products that provide customers with a variety of solutions for prepress equipment, workflow software, digital and traditional printing, document scanning and multi-vendor IT services. Products and related services include workflow software and digital controller development; continuous inkjet and electrophotographic products, including equipment, consumables and service; prepress consumables; output devices; proofing hardware, media and software; and document scanners.

All Other: All Other is composed of Kodak's display business and other small, miscellaneous businesses.

Prior period segment results have been revised to conform to the current period segment reporting structure.

Segment financial information is shown below:

	Three Months Ended
	March 31
(in millions)	2007	2006
Net sales from continuing operations:
Consumer Digital Imaging Group	$778	$902
Film Products Group	458	500
Graphic Communications Group	864	870
All Other	19	20
Consolidated total	$2,119	$2,292

Earnings (loss) from continuing operations before interest, other income (charges), net and income taxes:
Consumer Digital Imaging Group	$(114)	$(167)
Film Products Group	74	51
Graphic Communications Group	16	24
All Other	(13)	(16)
Total of segments	(37)	(108)
Restructuring costs and other	(151)	(216)
Interest expense	(25)	(41)
Other income (charges), net	23	27
Consolidated loss from continuing
operations before income taxes	$(190)	$(338)

	At	At
	March 31, 2007	December 31, 2006
Segment total assets:
Consumer Digital Imaging Group	$3,251	$3,170
Film Products Group	2,965	3,229
Graphic Communications Group	3,847	3,916
All Other	67	47
Total of segments	10,130	10,362
Cash and marketable securities	1,049	1,487
Deferred income tax assets	731	750
Other corporate assets/reserves	(70)	(158)
Assets held for sale	1,861	1,879
Consolidated total assets	$13,701	$14,320

NOTE 14: DISCONTINUED OPERATIONS

On January 8, 2007, the Company’s Board of Directors authorized management to enter into a definitive agreement to sell all of the assets and business operations of the Health Group to Onex Healthcare Holdings, Inc. (“Onex”) (now known as Carestream Health, Inc.), a subsidiary of Onex Corporation, for up to $2.55 billion. This definitive agreement was signed on January 9, 2007. The price is composed of $2.35 billion in cash at closing and $200 million in additional future payments if Onex achieves certain returns with respect to its investment. If Onex investors realize an internal rate of return in excess of 25% on their investment, the Company will receive payment equal to 25% of the excess return, up to $200 million.

The sale closed on April 30, 2007. The Company will report the gain associated with this sale in its Form 10-Q for the second quarter of 2007. Because of tax-loss carryforwards and other tax attributes, the Company retained the vast majority of the initial $2.35 billion cash proceeds, a portion of which were used to fully repay its approximately $1.15 billion of Secured Term Debt. About 8,100 employees of the Company associated with the Health Group have transitioned to Carestream Health, Inc. as part of the transaction. Also included in the sale are manufacturing operations focused on the production of health imaging products, as well as an office building in Rochester, NY.

The following amounts, related to the Health Group business, have been segregated from continuing operations and included in discontinued operations, net of income taxes in the Consolidated Statements of Operations:

	Three Months Ended
	March 31
(in millions)	2007	2006
Revenues	$558	$597
Pre-tax income of discontinued operations	$30	$44
Provision (benefit) for income taxes	7	(4)
Earnings from discontinued operations, net of income taxes	$23	$48

Upon authorization of the Company’s Board of Directors, the Company met all the requirements of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” for accounting for the Health Group segment as a discontinued operation.  As such, the Health Group business ceased depreciation and amortization of long-lived assets.  In accordance with EITF No. 87-24, “Allocation of Interest to Discontinued Operations,” the Company allocated certain interest expense on debt that is required to be repaid as a result of the sale.  Interest expense allocated to discontinued operations totaled $23 million and $21 million for the first quarter of 2007 and 2006, respectively.

The following assets and liabilities, related to the Health Group business, have been segregated and included in current and long-term Assets of discontinued operations and Liabilities of discontinued operations, as appropriate, in the Consolidated Statement of Financial Position.

	March 31,	December 31,
(in millions)	2007	2006
Receivables, net	$517	$598
Inventories, net	249	201
Other current assets	14	12
Current assets of discontinued operations	$780	$811
Property, plant and equipment, net	250	240
Goodwill	615	612
Other long-term assets	216	216
Noncurrent assets of discontinued operations	$1,081	$1,068
Current liabilities of discontinued operations	$410	$431
Pension and other postretirement liabilities	29	30
Other long-term liabilities	14	10
Noncurrent liabilities of discontinued operations	$43	$40

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

New Kodak Operating Model and Reporting Structure

As of January 1, 2007 the Company has three reportable segments: Consumer Digital Imaging Group (CDG), Film Products Group (FPG), and Graphic Communications Group (GCG). Within each of the Company’s reportable segments are various components, or Strategic Product Groups (SPG’s). Throughout the remainder of this document, references to the segments' SPG’s are indicated in Italics. The balance of the Company's continuing operations, which individually and in the aggregate do not meet the criteria of a reportable segment, are reported in All Other. A description of the segments is as follows:

Consumer Digital Imaging Group Segment (CDG): CDG encompasses digital capture, kiosks, snapshot printing, consumer imaging services, photographic paper, photofinishing services, consumer inkjet printing and imaging sensors. This segment provides consumers and professionals with a full range of products and services for capturing, storing, printing and sharing images. CDG also includes the licensing activities related to the Company's intellectual property in digital capture products.

Film Products Group Segment (FPG): FPG encompasses consumer and professional film, one-time-use cameras, aerial and industrial film, and entertainment products and services. This segment provides consumers, professionals, cinematographers, and other entertainment imaging customers with film-related products and services.

Graphic Communications Group Segment (GCG): GCG serves a variety of customers in the creative, in-plant, data center, commercial printing, packaging, newspaper and digital service bureau market segments with a range of software, media and hardware products that provide customers with a variety of solutions for prepress equipment, workflow software, digital and traditional printing, document scanning and multi-vendor IT services. Products and related services include workflow software and digital controller development; continuous inkjet and electrophotographic products, including equipment, consumables and service; prepress consumables; output devices; proofing hardware, media and software; and document scanners.

All Other: All Other is composed of Kodak's display business and other small, miscellaneous businesses.

Prior period segment results have been revised to conform to the current period segment reporting structure.

SUMMARY

	Three Months Ended
	March 31
(in millions, except per share data)	2007	2006	Change
Net sales	$2,119	$2,292	-8%
Loss from continuing operations before interest, other income
(charges), net and income taxes	(188)	(324)	+42
Loss from continuing operations	(174)	(346)	+50
Earnings from discontinued operations	23	48	-52
Net loss	(151)	(298)	+49
Basic and diluted net (loss) earnings per share:
Continuing operations	(0.61)	(1.21)	+50
Discontinued operations	0.08	0.17	-52
Total	(0.53)	(1.04)	+49

Net Sales from Continuing Operations by Reportable Segment and All Other

				Foreign
	Three Months Ended			Currency
	March 31			Impact*
(in millions)	2007	2006	Change
Consumer Digital Imaging Group
Inside the U.S.	$389	$425	-8%	0%
Outside the U.S.	389	477	-18	+3
Total Consumer Digital Imaging Group	778	902	-14	+2
Film Products Group
Inside the U.S.	117	131	-11	0
Outside the U.S.	341	369	-8	+4
Total Film Products Group	458	500	-8	+3
Graphic Communications Group
Inside the U.S.	282	313	-10	0
Outside the U.S.	582	557	+4	+7
Total Graphic Communications Group	864	870	-1	+5
All Other
Inside the U.S.	10	17	-41	0
Outside the U.S.	9	3	+200	0
Total All Other	19	20	-5	0
Consolidated
Inside the U.S.	798	886	-10	0
Outside the U.S.	1,321	1,406	-6	+5
Consolidated Total	$2,119	$2,292	-8%	+3%
____________________

*	Represents the percentage point change in segment net sales for the period that is attributable to foreign currency fluctuations

Net Sales from the Company's Operations Outside the U.S.
(in millions)

	Three Months Ended				Foreign
	March 31		Increase /		Currency
Region	2007	2006	(Decrease)	% Change	Impact*
Europe, Africa and Middle East region	$670	$701	$(31)	-4%	+9%
Asia Pacific region	428	450	(22)	-5%	+1%
Canada and Latin America region	223	255	(32)	-13%	-1%
Total net sales outside the U.S.	$1,321	$1,406	$(85)	-6%	+5%
____________________

*	Represents the impact of foreign currency fluctuations on the change in net sales for the period

(Loss) Earnings from Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes by Reportable Segment and All Other

	Three Months Ended
	March 31
(in millions)	2007	2006	Change
Consumer Digital Imaging Group	$(114)	$(167)	+32%
Percent of Sales	(15)%	(19)%
Film Products Group	$74	$51	+45%
Percent of Sales	16%	10%
Graphic Communications Group	$16	$24	-33%
Percent of Sales	2%	3%
All other	$(13)	$(16)	+19%
Percent of Sales	(68)%	(80)%
Total of segments	$(37)	$(108)	+66%
Percent of Sales	(2)%	(5)%
Restructuring costs and other	(151)	(216)
Interest expense	(25)	(41)
Other income (charges), net	23	27
Consolidated loss from continuing operations before income taxes	$(190)	$(338)	+44%

COSTS AND EXPENSES

	Three Months Ended
	March 31
(in millions)	2007	2006	Change
Gross profit	$429	$469	-9%
Percent of Sales	20.2%	20.5%
Selling, general and administrative expenses	$395	$507	-22%
Percent of Sales	18.6%	22.1%
Research and development costs	$137	$148	-7%
Percent of Sales	6.5%	6.5%

2007 COMPARED WITH 2006

As of January 1, 2007 the Company has three reportable segments: Consumer Digital Imaging Group (CDG), Film Products Group (FPG), and Graphic Communications Group (GCG). Within each of the Company’s reportable segments are various components, or Strategic Product Groups (SPG’s). Throughout the remainder of this document, references to the segments' SPG’s are indicated in Italics.

First Quarter

RESULTS OF OPERATIONS – CONTINUING OPERATIONS

CONSOLIDATED

Worldwide Revenues

Net worldwide sales were $2,119 million for the first quarter of 2007 as compared with $2,292 million for the first quarter of 2006, representing a decrease of $173 million or 8%. The decrease in net sales was primarily due to declines in volumes and unfavorable price/mix, which decreased first quarter sales by approximately 7.5 and 3.1 percentage points, respectively. The decrease in volumes was primarily driven by Consumer Film Capture within FPG, Digital Capture and Devices (which includes snapshot printing) and the traditional portion of Retail Printing, both within CDG, and the traditional portion of Prepress Solutions within GCG. The negative price/mix was primarily driven by Digital Capture and Devices within CDG. First quarter sales were positively impacted by foreign exchange, which increased sales by $71 million or approximately 3.1 percentage points.

Digital Strategic Product Groups' Revenues

The Company's digital product sales were $1,210 million for the first quarter of 2007 as compared with $1,250 million for the prior year quarter, representing a decrease of $40 million, or 3%, primarily driven by declines in Digital Capture and Devices within CDG, partially offset by growth in digital prepress consumables sales within GCG, and kiosks and related media within CDG.

Traditional Strategic Product Groups' Revenues

Net sales of the Company's traditional products were $896 million for the first quarter of 2007 as compared with $1,026 million for the prior year quarter, representing a decrease of $130 million, or 13%, primarily driven by declines in Consumer Film Capture within FPG, Retail Printing within CDG, and traditional prepress consumables sales within GCG, partially offset by increases in Entertainment Imaging within FPG.

Product sales from new technologies were $13 million for the first quarter of 2007 and $16 million for the first quarter of 2006.

Gross Profit

Gross profit was $429 million for the first quarter of 2007 as compared with $469 million for the first quarter of 2006, representing a decrease of $40 million, or 9%. The gross profit margin was 20.2% in the current quarter as compared with 20.5% in the prior year quarter. The 0.3 percentage point decrease was primarily attributable to unfavorable price/mix and volume declines, which reduced gross profit margins by approximately 1.9 percentage points and 0.4 percentage points, respectively. The negative price/mix was driven primarily by Digital Capture and Devices within CDG, and Enterprise Solutions and Digital Printing Solutions, both within GCG. These declines were partially offset by foreign exchange, which increased gross profit margins by approximately 1.2 percentage points. Additionally, reduced manufacturing costs positively impacted gross profit margins by approximately 0.8 percentage points, due to a combination of cost reduction initiatives and lower depreciation charges, which were partially offset by the impact of increased silver and aluminum costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) were $395 million for the first quarter of 2007 as compared with $507 million for the prior year quarter, representing a decrease of $112 million, or 22%. SG&A as a percentage of sales decreased from 22% in the first quarter of 2006 to 19% in the first quarter of 2007. The year-over-year dollar decrease in SG&A is primarily attributable to significant Company-wide cost reduction actions.

Research and Development Costs

Research and development costs (R&D) were $137 million for the first quarter of 2007 as compared with $148 million for the first quarter of 2006, representing a decrease of $11 million, or 7%. R&D as a percentage of sales remained constant at approximately 6%. This absolute dollar decrease was primarily driven by the continuing realignment of resources, as well as the timing of development of new products.

Restructuring Costs and Other

Restructuring costs and other were $85 million for the first quarter of 2007 as compared with $138 million for the prior year quarter, representing a decrease of $53 million or 38%. This decrease is largely due to the timing of specific restructuring actions. These costs, as well as the restructuring-related costs reported in cost of goods sold, are discussed in further detail under "RESTRUCTURING COSTS AND OTHER" below.

Loss From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

The loss from continuing operations before interest, other income (charges), net and income taxes for the first quarter of 2007 was $188 million as compared with a loss of $324 million for the first quarter of 2006, representing an improvement in earnings of $136 million. This change is attributable to the reasons described above.

Interest Expense

Interest expense for the first quarter of 2007 was $25 million as compared with $41 million for the prior year quarter, representing a decrease of $16 million, or 39%. Lower interest expense is a result of reductions in total debt levels, primarily from repayment of notes due in the third quarter of 2006 and prepayments of the Company's Secured Term Debt in the fourth quarter of 2006.

Other Income (Charges), Net

The other income (charges), net category includes interest income, income and losses from equity investments, gains and losses on the sales of assets and investments, and foreign exchange gains and losses. Other income for the current quarter was $23 million as compared with other income of $27 million for the first quarter of 2006. The decrease of $4 million is primarily attributable to lower interest income and lower gains on foreign exchange transactions.

Income Tax (Benefit) Provision

For the first quarter of 2007, the Company recorded a benefit of $16 million on a pre-tax loss of $190 million, representing an effective rate of 8.4%. The difference of $51 million between the recorded benefit of $16 million and the benefit of $67 million that would result from applying the U.S. statutory rate of 35.0% is primarily attributable to: (1) losses generated within the U.S. and in certain jurisdictions outside the U.S., which were not benefited, and (2) the mix of the earnings from operations in certain lower-taxed jurisdictions outside the U.S. Other significant items that result in a difference from the statutory tax rate include non-U.S. tax benefits of $10 million associated with total worldwide restructuring costs; and a benefit of $56 million associated with the release of certain tax reserves in a foreign jurisdiction.

For the first quarter of 2006, the Company recorded a provision of $8 million on a pre-tax loss of $338 million, representing an effective rate of (2.4)%. The difference of $126 million between the recorded provision of $8 million and the benefit of $118 million that would result from applying the U.S. statutory rate of 35.0% is primarily attributable to: (1) losses generated within the U.S. and in certain jurisdictions outside the U.S., which were not benefited, and (2) the mix of earnings from operations in certain lower-taxed jurisdictions outside the U.S. Other significant items that result in a difference from the statutory tax rate include non-U.S. tax benefits of $29 million associated with total worldwide restructuring costs and asset impairments; and discrete tax charges relating primarily to purchase accounting, tax rate changes, and impacts from ongoing tax audits with respect to open tax years of $14 million.

Loss From Continuing Operations

The loss from continuing operations for the first quarter of 2007 was $174 million, or $.61 per basic and diluted share, as compared with a loss from continuing operations for the first quarter of 2006 of $346 million, or $1.21 per basic and diluted share, representing an improvement in earnings of $172 million. This improvement in earnings from continuing operations is attributable to the reasons described above.

CONSUMER DIGITAL IMAGING GROUP

As a result of the changes in reporting structure effective January 1, 2007, CDG results will be reported using the following structure:

  Digital Capture and Devices – digital cameras, imaging devices and accessories, memory products, snapshot printers and related media (formerly reported separately within CDG), and intellectual property royalties

  Retail Printing – color negative paper, photochemicals, service and support, photofinishing services (all formerly reported in FPG) and retail kiosks and related media

  Consumer Imaging Services – Kodak Gallery online printing and services

  Consumer Inkjet Systems – All in One printers, ink and media (formerly reported in All Other)

  Imaging Sensors (formerly reported in Digital Capture) – CCD and CMOS sensors

Worldwide Revenues

Net worldwide sales for CDG were $778 million for the first quarter of 2007 as compared with $902 million for the first quarter of 2006, representing a decrease of $124 million, or 14%. The decrease in net sales was comprised of volume declines, which reduced net sales by approximately 9.4 percentage points, and unfavorable price/mix, which reduced net sales by approximately 6.0 percentage points. The negative price/mix was primarily driven by Digital Capture and Devices, while the decrease in volumes was largely attributable to snapshot printing and the traditional portion of Retail Printing. These declines were partially offset by favorable foreign exchange, which increased net sales by approximately 1.7 percentage points.

Net worldwide sales of Digital Capture and Devices, which includes consumer digital cameras, accessories, memory products, snapshot printers and related media, and intellectual property royalties, decreased 20% in the first quarter of 2007 as compared with the prior year quarter, primarily reflecting negative price/mix and lower snapshot printing volumes. For digital still cameras, Kodak remains in the top three market position on a worldwide basis through March.

Net worldwide sales of Retail Printing decreased 13% in the first quarter of 2007 as compared with the prior year quarter, reflecting volume declines and negative price/mix, partially offset by favorable foreign exchange. Sales of photofinishing services declined 41% from the first quarter of 2006, reflecting continuing industry film processing volume declines, but were partially offset by increased sales of kiosks and related media, which increased 13% from the prior year quarter. Sales of kiosks/media continue to be driven by strong consumables sales at retail locations, with 4x6 media volumes increasing 48% versus last year.

Digital Strategic Product Groups' Revenues

CDG digital product sales are comprised of digital capture and devices, kiosks/media, online printing, consumer inkjet systems, and imaging sensors.

Digital product sales for CDG were $461 million for the first quarter of 2007 as compared with $513 million for the prior year quarter, representing a decrease of $52 million, or 10%. The decrease was primarily driven by declines in sales of digital cameras and snapshot printers and media, partially offset by growth in kiosks/media, imaging sensors, and intellectual property royalty revenues.

Traditional Strategic Product Groups' Revenues

CDG traditional product sales are comprised of consumer and professional photographic paper, photochemicals and photofinishing services.

Traditional product sales for CDG were $317 million for the first quarter of 2007 as compared with $389 million for the first quarter of 2006, representing a decrease of $72 million, or 19%. This decrease was primarily driven by declines in photofinishing services and consumer photographic paper sold to retailers.

Gross Profit

Gross profit for CDG was $100 million for the first quarter of 2007 as compared with $108 million for the prior year quarter, representing a decrease of $8 million or 7%. The gross profit margin was 12.9% in the current quarter as compared with 12.0% in the prior year quarter. The 0.9 percentage point increase was primarily attributable to reductions in cost, which improved gross profit margins by approximately 5.0 percentage points, and favorable foreign exchange, which improved gross profit margins by approximately 1.1 percentage points. The reductions in cost were primarily driven by savings realized from manufacturing cost reduction initiatives and more effective product portfolio management, partially offset by product launch costs associated with Consumer Inkjet Systems and by adverse silver costs. These improvements in gross profit margins were partially offset by unfavorable price/mix and volume declines. Price/mix negatively impacted gross profit margins by approximately 4.8 percentage points, primarily driven by Digital Capture and Devices and Retail Printing, partially offset by the year-over-year increase in intellectual property royalties. Volume declines reduced gross profit margins by approximately 0.4 percentage points, primarily driven by Digital Capture and Devices partially offset by kiosks and related media.

Selling, General and Administrative Expenses

SG&A expenses for CDG decreased $50 million, or 25%, from $202 million in the first quarter of 2006 to $152 million in the current quarter, and decreased as a percentage of sales from 22% for the first quarter of 2006 to 20% for the current quarter. This decrease was primarily driven by focused cost reduction initiatives and improved go-to-market structure.

Research and Development Costs

R&D costs for CDG decreased $11 million, or 15%, from $73 million in the first quarter of 2006 to $62 million in the current quarter and remained constant as a percentage of sales at 8%. This absolute dollar decrease is largely attributable to spending incurred in 2006 related to the development of Consumer Inkjet Systems, which were introduced in the first quarter of 2007, and to cost reduction actions.

Loss From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

The loss from continuing operations before interest, other income (charges), net and income taxes for CDG was $114 million in the first quarter of 2007 compared with a loss of $167 million in the first quarter of 2006, representing an improvement in earnings of $53 million or 32%, as a result of the factors described above.

FILM PRODUCTS GROUP

Worldwide Revenues

Net worldwide sales for FPG were $458 million for the first quarter of 2007 as compared with $500 million for the first quarter of 2006, representing a decrease of $42 million, or 8%. The decrease in net sales was comprised of: (1) lower volumes, which decreased first quarter sales by approximately 9.8 percentage points and were primarily attributable to Consumer Film Capture, and (2) declines related to negative price/mix, which reduced net sales by approximately 1.8 percentage points and were primarily attributable to Consumer Film Capture and Entertainment Imaging. These decreases were partially offset by favorable foreign exchange, which increased net sales by approximately 3.1 percentage points.

Net worldwide sales of Consumer Film Capture, including consumer roll film (35mm and APS film), one-time-use cameras (OTUC), professional films, and reloadable traditional film cameras, decreased 28% in the first quarter of 2007 as compared with the first quarter of 2006, primarily reflecting continuing industry volume declines and negative price/mix, partially offset by favorable exchange.

Net worldwide sales for Entertainment Imaging, which includes origination, intermediate, and print films for the entertainment industry increased 8%, primarily reflecting significant volume increases in print films and favorable exchange, partially offset by unfavorable price/mix.

Gross Profit

Gross profit for FPG was $158 million for the first quarter of 2007 as compared with $179 million for the prior year quarter, representing a decrease of $21 million or 12%. The gross profit margin was 34.5% in the current quarter as compared with 35.8% in the prior year quarter. The 1.3 percentage point decrease was primarily attributable to increased unit manufacturing and other costs, which reduced gross profit margins by approximately 3.0 percentage points, largely driven by adverse silver costs. These cost increases were partially offset by favorable foreign exchange, which increased gross profit margins by approximately 1.9 percentage points. The impact of price/mix on gross profit margins was not significant.

Selling, General and Administrative Expenses

SG&A expenses for FPG decreased $40 million, or 34%, from $117 million in the first quarter of 2006 to $77 million in the current quarter, and decreased as a percentage of sales from 23% in the prior year quarter to 17% in the current quarter. The decline in SG&A was attributable to the impacts of focused cost reduction actions.

Research and Development Costs

R&D costs for FPG decreased $4 million, or 36%, from $11 million in the first quarter of 2006 to $7 million in the current quarter and remained constant as a percentage of sales at 2%. The decrease in R&D was primarily attributable to further reductions in spending corresponding with film-related products and services.

Earnings From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

Earnings from continuing operations before interest, other income (charges), net and income taxes for FPG were $74 million in the first quarter of 2007 compared with $51 million in the first quarter of 2006, representing an increase of $23 million or 45%, as a result of the factors described above.

GRAPHIC COMMUNICATIONS GROUP

As GCG continues its integration process in 2007 and further aligns the discrete businesses that were acquired in 2004 and 2005, GCG results will be reported using the following organizational structure:

  Enterprise Solutions – workflow software and digital controller development

  Digital Printing Solutions – all continuous inkjet and electrophotographic products, including equipment, consumables and service

  Prepress Solutions – prepress consumables, prepress equipment and related services

  Document Imaging Business – document scanners and services, media, and imaging services

Worldwide Revenues

Net worldwide sales for GCG were $864 million for the first quarter of 2007 as compared with $870 million for the prior year quarter, representing a decrease of $6 million, or 1%. The decrease in net sales was primarily attributable to volume declines, which reduced net sales by approximately 4.2 percentage points, and negative price/mix, which reduced net sales by approximately 1.0 percentage point, partially offset by favorable foreign exchange, which increased net sales by approximately 4.6 percentage points. The volume declines were primarily driven by the traditional products within Prepress Solutions, as well as by equipment within Digital Printing Solutions.Unfavorable price/mix was primarily attributable to Digital Printing Solutions and Enterprise Solutions.

Net worldwide sales of Prepress Solutions increased 1%, primarily driven by increased sales of digital plates, partially offset by declines in sales of analog plates, proofing media and equipment.

Net worldwide sales of Document Imaging increased 1%, primarily driven by increased sales in scanners and services, partially offset by declines in sales of traditional document imaging media.

Net worldwide sales of Digital Printing Solutions decreased 5%, primarily driven by declines in electrophotographic color printing equipment, partially offset by revenue growth in consumables and service. Equipment sales were higher in the first quarter of 2006 as compared with the first quarter of 2007, partially due to timing of equipment orders and installations. The year-over-year decline in equipment sales was also impacted by product mix and lower volumes, including lower sales of direct image press equipment. Printed page volumes continue to grow, resulting in revenue growth in electrophotographic color consumables and service of 25% versus the prior year quarter. Continuous inkjet consumables and service revenue grew 30% versus the prior year quarter.

Net worldwide sales of Enterprise Solutions decreased 8%, primarily driven by declines in digital controller sales as a result of certain products being discontinued for which replacement products will be available in the second quarter.

Digital Strategic Product Groups' Revenues

GCG digital product sales are comprised of Enterprise Solutions, Digital Printing Solutions, portions of Prepress Solutions, and Document Imaging.

Sales of digital products and services for GCG were $749 million for the first quarter of 2007 as compared with $737 million for the prior year quarter, representing an increase of $12 million, or 2%. The increase in digital products and services revenue was primarily attributable to increased sales from the digital portions of Prepress Solutions and Document Imaging, partially offset by decreases in Digital Printing and Enterprise Solutions.

Traditional Strategic Product Groups' Revenues

GCG traditional product sales are comprised of sales of traditional prepress consumables, including analog plates and graphics film, and traditional document imaging equipment and media. These sales were $115 million for the current quarter compared with $133 million for the prior year quarter, representing a decrease of $18 million, or 14%. The decrease in sales was primarily attributable to lower volumes of analog plates and graphics film.

Gross Profit

Gross profit for GCG was $230 million for the first quarter of 2007 as compared with $254 million in the prior year quarter, representing a decrease of $24 million, or 9%. The gross profit margin was 26.6% in the current quarter as compared with 29.2% in the prior year quarter. The decrease in the gross profit margin of 2.6 percentage points was primarily attributable to aluminum and silver costs and other manufacturing costs, which together decreased gross profit margins by approximately 2.3 percentage points. Unfavorable price/mix decreased gross profit margins by approximately 0.7 percentage points. These declines in gross profit margins were partially offset by favorable foreign exchange, which increased gross profit margins by approximately 0.4 percentage points.

Selling, General and Administrative Expenses

SG&A expenses for GCG were $163 million for the first quarter of 2007 as compared with $182 million in the prior year quarter, representing a decrease of $19 million, or 10%, and decreased as a percentage of sales from 21% to 19%. The decrease in SG&A is largely attributable to integration synergies and targeted cost reduction strategies, partially offset by unfavorable foreign exchange.

Research and Development Costs

R&D costs for GCG increased $3 million, or 6%, from $48 million for the first quarter of 2006 to $51 million for the current quarter, and remained constant as a percentage of sales at 6%. The dollar increase is largely driven by increased investments in product portfolio development and unfavorable foreign exchange.

Earnings From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

Earnings from continuing operations before interest, other income (charges), net and income taxes for GCG were $16 million in the first quarter of 2007 compared with earnings of $24 million in the first quarter of 2006. This decrease in earnings is attributable to the reasons outlined above.

ALL OTHER

Worldwide Revenues

Net worldwide sales for All Other were $19 million for the first quarter of 2007 as compared with $20 million for the first quarter of 2006, representing a decrease of $1 million, or 5%.

Loss From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

The loss from continuing operations before interest, other income (charges), net and income taxes for All Other was $13 million in the current quarter as compared with a loss of $16 million in the first quarter of 2006. This improvement in earnings is primarily attributable to lower R&D spending related to the display business.

RESULTS OF OPERATIONS - DISCONTINUED OPERATIONS

On January 8, 2007, the Company’s Board of Directors authorized management to enter into a definitive agreement to sell all of the assets and business operations of the Health Group to Onex Healthcare Holdings, Inc. (“Onex”) (now known as Carestream Health, Inc.), a subsidiary of Onex Corporation, for up to $2.55 billion. This definitive agreement was signed on January 9, 2007. The sale price is composed of $2.35 billion in cash at closing and $200 million in additional future payments if Onex achieves certain returns with respect to its investment. If Onex investors realize an internal rate of return in excess of 25% on their investment, the Company will receive payment equal to 25% of the excess return, up to $200 million.

The sale closed on April 30, 2007. The Company will report the gain associated with this sale in its Form 10-Q for the second quarter of 2007. Because of tax-loss carryforwards and other tax attributes, the Company retained the vast majority of the initial $2.35 billion cash proceeds, a portion of which were used to fully repay its approximately $1.15 billion of Secured Term Debt. About 8,100 employees of the Company associated with the Health Group have transitioned to Carestream Health, Inc. as part of the transaction. Also included in the sale are manufacturing operations focused on the production of health imaging products, as well as an office building in Rochester, NY.

Upon authorization of the Company’s Board of Directors, the Company met all the requirements of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” for accounting for the Health Group segment as a discontinued operation.  As such, the Health Group business ceased depreciation and amortization of long-lived assets.  In accordance with EITF No. 87-24, “Allocation of Interest to Discontinued Operations,” the Company allocated certain interest expense on debt that is required to be repaid as a result of the sale.  Interest expense allocated to discontinued operations totaled $23 million and $21 million for the first quarter of 2007 and 2006, respectively.

Total Company earnings from discontinued operations for three months ended March 31, 2007 and 2006 of $23 million and $48 million, respectively, were net of a provision for income taxes of $7 million, and a benefit for income taxes of $4 million, respectively.

NET LOSS

The net loss for the first quarter of 2007 was $151 million, or a loss of $.53 per basic and diluted share, as compared with a net loss for the first quarter of 2006 of $298 million, or $1.04 per basic and diluted share, representing an improvement in earnings of $147 million or 49%. This improvement in earnings is attributable to the reasons outlined above.

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

Restructuring Programs Summary

The activity in the accrued restructuring balances and the non-cash charges incurred in relation to all of the restructuring programs described below were as follows for the first quarter of 2007:

						Other
	Balance					Adjustments	Balance
	Dec. 31	Costs		Cash	Non-cash	and	March 31
(in millions)	2006	Incurred (1)	Reversals	Payments (2)	Settlements	Reclasses (3)	2007
2004-2007 Restructuring Program:
Severance reserve	$228	$70	$—	$ (84)	$—	$(18)	$196
Exit costs reserve	24	22	—	(20)	—	—	26
Total reserve	$252	$92	$—	$(104)	$—	$(18)	$222
Long-lived asset impairments
and inventory write-downs	$—	$11	$—	$—	$(11)	$—	$—
Accelerated depreciation	$—	$65	$—	$—	$(65)	$—	$—
Pre-2004 Restructuring Programs:
Severance reserve	$—	$—	$—	$—	$—	$—	$—
Exit costs reserve	11	—	(1)	(4)	—	—	6
Total reserve	$11	$—	$(1)	$(4)	$—	$—	$6
Total of all restructuring programs	$263	$168	$(1)	$(108)	$(76)	$(18)	$228

____________________

(1)	The costs incurred include both continuing operations of $151 million and discontinued operations of $17 million.

(2)	During the three months ended March 31, 2007, the Company paid approximately $115 million related to restructuring. Of this total amount, $108 million was recorded against restructuring reserves, while $7 million was recorded against pension and other postretirement liabilities.

(3)	The total restructuring charges of $168 million, excluding reversals, include pension and other postretirement charges and credits for curtailments, settlements and special termination benefits. However, because the impact of these charges and credits relate to the accounting for pensions and other postretirement benefits, the related impacts on the Consolidated Statement of Financial Position are reflected in their respective components as opposed to within the accrued restructuring balances at March 31, 2007. Accordingly, the Other Adjustments and Reclasses column of the table above includes reclassifications to Other long-term assets and Pension and other postretirement liabilities for the position elimination-related impacts on the Company's pension and other postretirement employee benefit plan arrangements, including net curtailment and settlement losses and special termination benefits of $19 million. Additionally, the Other Adjustments and Reclasses column of the table above includes foreign currency translation of $1 million.

The costs incurred, net of reversals, which total $167 million for the three months ended March 31, 2007, include $65 million and $1 million of charges related to accelerated depreciation and inventory write-downs that were reported in cost of goods sold in the accompanying Consolidated Statement of Operations for the three months ended March 31, 2007. Of the remaining costs incurred, net of reversals, $16 million was included in discontinued operations and $85 million was reported as restructuring costs and other in the accompanying Consolidated Statement of Operations for the three months ended March 31, 2007. The severance costs and exit costs require the outlay of cash, while long-lived asset impairments, accelerated depreciation and inventory write-downs represent non-cash items.

2004-2007 Restructuring Program

The Company announced on January 22, 2004 that it planned to develop and execute a comprehensive cost reduction program throughout the 2004 to 2006 timeframe. The objective of these actions is to achieve a business model appropriate for the Company's traditional businesses, and to sharpen the Company's competitiveness in digital markets.

The program was expected to result in total charges of $1.3 billion to $1.7 billion over the three-year period, of which $700 million to $900 million are related to severance, with the remainder relating to the disposal of buildings and equipment. Overall, Kodak's worldwide facility square footage was expected to be reduced by approximately one-third. Approximately 12,000 to 15,000 positions worldwide were expected to be eliminated through these actions primarily in global manufacturing, selected traditional businesses and corporate administration.

The Company subsequently expanded the program to extend into 2007, and increased the expected employment reductions and total charges. On February 8, 2007, the Company updated the ranges for anticipated restructuring activity. The Company now expects that the total employment reductions will be in the range of 28,000 to 30,000 positions and total charges will be in the range of $3.6 billion to $3.8 billion.

The Company implemented certain actions under the program during the first quarter of 2007. As a result of these actions, the Company recorded charges of $168 million in the first quarter of 2007, which were composed of severance, long-lived asset impairments, exit costs, inventory write-downs, and accelerated depreciation of $70 million, $10 million, $22 million, $1 million, and $65 million, respectively. Included in these amounts, $17 million of severance is presented as discontinued operations. The severance costs related to the elimination of approximately 1,125 positions, including approximately 50 photofinishing, 625 manufacturing, 50 research and development and 400 administrative positions. The geographic composition of the positions to be eliminated includes approximately 425 in the United States and Canada and 700 throughout the rest of the world. The reduction of the 1,125 positions and the $92 million charges for severance and exit costs are reflected in the 2004-2007 Restructuring Program table below. The $10 million charge in the first quarter for long-lived asset impairments were included in restructuring costs and other in the accompanying Consolidated Statement of Operations for the three months ended March 31, 2007, respectively. The charges taken for inventory write-downs of $1 million were reported in cost of goods sold in the accompanying Consolidated Statement of Operations for the three months ended March 31, 2007.

As a result of initiatives implemented under the 2004-2007 Restructuring Program, the Company also recorded $65 million of accelerated depreciation on long-lived assets in cost of goods sold in the accompanying Consolidated Statement of Operations for the three months ended March 31, 2007. The accelerated depreciation relates to long-lived assets accounted for under the held and used model of SFAS No. 144. The total amount of $65 million relates to $1 million of photofinishing facilities and equipment, $63 million of manufacturing facilities and equipment, and $1 million of administrative facilities that will be used until their abandonment. The Company will incur approximately $15 million of accelerated depreciation in the second quarter of 2007 as a result of the initiatives already implemented under the 2004-2007 Restructuring Program.

In April 2007, the Company entered into an agreement to sell its manufacturing site in Xiamen, China. This sale is expected to close in the second quarter of 2007 and will result in a non-cash charge of approximately $220 million. This action is part of the 2004-2007 Restructuring Program.

Under this program, on a life-to-date basis as of March 31, 2007, the Company has recorded charges of $2,899 million, which was composed of severance, long-lived asset impairments, exit costs, inventory write-downs and accelerated depreciation of $1,303 million, $360 million, $274 million, $69 million and $893 million, respectively. The severance costs related to the elimination of approximately 24,500 positions, including approximately 6,250 photofinishing, 11,525 manufacturing, 1,425 research and development and 5,300 administrative positions.

The following table summarizes the activity with respect to the charges recorded in connection with the focused cost reduction actions that the Company has committed to under the 2004-2007 Restructuring Program and the remaining balances in the related reserves at March 31, 2007:

(dollars in millions)
					Long-lived Asset
			Exit		Impairments
	Number of	Severance	Costs		and Inventory	Accelerated
(dollars in millions)	Employees	Reserve	Reserve	Total	Write-downs	Depreciation
2004 charges - continuing operations	8,975	$405	$95	$500	$156	$152
2004 charges - discontinued operations	650	13	4	17	1	—
2004 reversals - continuing operations	—	(6)	(1)	(7)	—	—
2004 utilization	(5,175)	(169)	(47)	(216)	(157)	(152)
2004 other adj. & reclasses	—	24	(15)	9	—	—
Balance at 12/31/04	4,450	267	36	303	—	—
2005 charges - continuing operations	7,850	472	82	554	160	391
2005 charges - discontinued operations	275	25	2	27	1	—
2005 reversals - continuing operations	—	(3)	(6)	(9)	—	—
2005 utilization	(10,225)	(377)	(95)	(472)	(161)	(391)
2005 other adj. & reclasses	—	(113)	4	(109)	—	—
Balance at 12/31/05	2,350	271	23	294	—	—
2006 charges - continuing operations	5,150	266	66	332	97	273
2006 charges - discontinued operations	475	52	3	55	3	12
2006 reversals - continuing operations	—	(3)	(1)	(4)	—	—
2006 utilization	(5,700)	(416)	(67)	(483)	(100)	(285)
2006 other adj. & reclasses	—	58	—	58	—	—
Balance at 12/31/06	2,275	228	24	252	—	—
Q1 2007 charges - continuing operations	1,075	53	22	75	11	65
Q1 2007 charges - discontinued operations	50	17	—	17	—	—
Q1 2007 utilization	(1,000)	(84)	(20)	(104)	(11)	(65)
Q1 2007 other adj. & reclasses	—	(18)	—	(18)	—	—
Balance at 3/31/07	2,400	$196	$26	$222	$—	$—

As a result of the initiatives already implemented under the 2004-2007 Restructuring Program, severance payments will be paid during periods through 2007 since, in many instances, the employees whose positions were eliminated can elect or are required to receive their payments over an extended period of time. Most exit costs have been paid or will be paid during 2007. However, certain costs, such as long-term lease payments, will be paid over periods after 2007.

The charges of $168 million recorded in the first quarter of 2007, excluding reversals, included $16 million applicable to FPG, $8 million applicable to CDG, $16 million applicable to the GCG, and $111 million that was applicable to manufacturing, research and development, and administrative functions, which are shared across all segments. The remaining $17 million is applicable to discontinued operations.

The restructuring actions implemented during the first quarter of 2007 under the 2004-2007 Restructuring Program are expected to generate future annual cost savings of approximately $61 million and future annual cash savings of approximately $59 million. These cost savings began to be realized by the Company beginning in the first quarter of 2005, and are expected to be fully realized by the end of 2007 as most of the actions and severance payouts are completed. These total cost savings are expected to reduce future cost of goods sold, SG&A, and R&D expenses by approximately $24 million, $32 million, and $5 million, respectively.

Based on all of the actions taken to date under the 2004-2007 Restructuring Program, the program is expected to generate annual cost savings of approximately $1,446 million, including annual cash savings of $1,390 million, as compared with pre-program levels. The Company began realizing these savings in the second quarter of 2004, and expects the savings to be fully realized by the end of 2007 as most of the actions and severance payouts are completed. These total cost savings are expected to reduce cost of goods sold, SG&A, and R&D expenses by approximately $921 million, $383 million, and $142 million, respectively.

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

Pre-2004 Restructuring Programs

At March 31, 2007, the Company had remaining exit costs reserves of $6 million, relating to restructuring plans committed to or executed prior to 2004. Most of these remaining exit costs reserves represent long-term lease payments, which will continue to be paid over periods throughout and after 2007.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Activity
The Company’s cash and cash equivalents decreased $443 million to $1,026 million at March 31, 2007. The decrease resulted primarily from $397 million of net cash used in continuing operations from operating activities, $63 million of net cash used in continuing operations from investing activities, and $19 million of net cash used in financing activities.

The net cash used in continuing operations from operating activities of $397 million was primarily attributable to increases in inventories of $152 million and a decrease in liabilities excluding borrowings of $609 million. The increase in inventories is primarily due to: 1) seasonal build of inventory in preparation for the second and third quarter sales volumes; and 2) seasonally lower first quarter 2007 sales compared with fourth quarter 2006. The decrease in liabilities is primarily due to restructuring-related severance benefits and exit costs, payment of trade payables and payment of incentive compensation accruals. These uses of cash were partially offset by decreases in receivables of $274 million. The decrease in receivables is a result of seasonally lower sales levels in the three month period ended March 31, 2007 compared with fourth quarter 2006 sales. In addition, the Company's net loss of $151 million, which, when adjusted for earnings from discontinued operations, net of income taxes; depreciation and amortization; the loss on sales of businesses/assets; restructuring costs, asset impairments and other non-cash charges; and provision for deferred taxes, provided $91 million of operating cash. Net cash provided by discontinued operations from operating activities was $43 million.

The net cash used in continuing operations from investing activities of $63 million was utilized primarily for capital expenditures of $66 million. Net cash used in discontinued operations from investing activities was $11 million. The net cash used in financing activities of $19 million was the result of a net decrease in borrowings.

The Company’s primary uses of cash include restructuring payments, debt payments, capital additions, dividend payments, employee benefit plan payments/contributions, and working capital needs.

Capital additions were $66 million in the first quarter of 2007, with the majority of the spending supporting new products, manufacturing productivity and quality improvements, infrastructure improvements, equipment placements with customers, and ongoing environmental and safety initiatives.

During the first quarter of 2007, the Company expended $115 million against restructuring reserves and pension and other postretirement liabilities, primarily for the payment of severance benefits. Employees whose positions were eliminated could elect to receive severance payments for up to two years following their date of termination.

The Company has a dividend policy whereby it makes semi-annual payments which, when declared, will be paid on the Company’s 10th business day each July and December to shareholders of record on the close of the first business day of the preceding month.

The Company made contributions (funded plans) or paid benefits (unfunded plans) totaling approximately $29 million relating to its major U.S. and non-U.S. defined benefit pension plans in the first quarter of 2007. The Company expects its contribution (funded plans) and benefit payment (unfunded plans) requirements for its major U.S. and non-U.S. defined benefit pension plans for the balance of 2007 to be approximately $87 million.

The Company paid benefits totaling approximately $54 million relating to its U.S., United Kingdom and Canada postretirement benefit plans in the first quarter of 2007. The Company expects to pay benefits of $153 million for its U.S., United Kingdom and Canada postretirement plans for the balance of 2007.

The Company believes that its cash flow from operations, in addition to asset sales, will be sufficient to cover its working capital and capital investment needs and the funds required for future debt reduction, restructuring payments, dividend payments, employee benefit plan payments/contributions, and modest acquisitions. The Company's cash balances and its financing arrangements will be used to bridge timing differences between expenditures and cash generated from operations.

Short-Term Borrowings
As of March 31, 2007, the Company and its subsidiaries, on a consolidated basis, maintained $1,085 million in committed bank lines of credit and $593 million in uncommitted bank lines of credit to ensure continued access to short-term borrowing capacity.

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

The 5-Year Revolving Credit Facility can be used by Eastman Kodak Company (U.S. Borrower) for general corporate purposes including the issuance of letters of credit. Amounts available under the facility can be borrowed, repaid and re-borrowed throughout the term of the facility provided the Company remains in compliance with covenants contained in the Secured Credit Agreement. As of March 31, 2007, there was no debt outstanding and $144 million of letters of credit issued under this facility.

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

At March 31, 2007, the balances for these secured credit facilities reported in Long-term debt, net of current portion, on the Consolidated Statement of Financial Position were $857 million and $277 million for the U.S. Borrower and the Canadian Borrower, respectively. The Secured Credit Agreement requires mandatory quarterly prepayment of .25% of the outstanding advances. Debt issue costs incurred of approximately $57 million associated with the Secured Credit Facilities were recorded as an asset and are being amortized over the life of the borrowings. As a result of the payment of secured debt in connection with the sale of the Health Group, a portion of these costs will be written off in the second quarter.

On January 10, 2007, the Company announced that it had entered into an agreement to sell its Health Group to Onex Healthcare Holdings, Inc., a subsidiary of Onex Corporation. Under terms of the agreement, the Company agreed to sell its Health Group to Onex for up to $2.55 billion. The price is composed of $2.35 billion in cash at closing, plus up to $200 million in additional future payments if Onex achieves certain returns with respect to its investment. If Onex Healthcare investors realize an internal rate of return in excess of 25% on their investment, the Company will receive payment equal to 25% of the excess return, up to $200 million. The sale closed on April 30, 2007. Because of tax-loss carryforwards and other tax attributes, the Company retained the vast majority of the initial $2.35 billion cash proceeds. Consistent with the terms of the Secured Credit Agreement, on May 3, 2007 the Company used a portion of the proceeds to fully repay its approximately $1.15 billion of secured term debt.

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

Pursuant to the Secured Credit Agreement and associated Canadian Security Agreement, Eastman Kodak Company and Kodak Graphic Communications Company (KGCC, formerly Creo Americas, Inc.), jointly and severally guarantee the obligations of the Canadian Borrower, to the Lenders. Subsequently, KGCC has been merged into Eastman Kodak Company. Certain assets of the Canadian Borrower in Canada were also pledged, including, but not limited to, receivables, inventory, equipment, deposit accounts, investments, intellectual property, including patents, trademarks and copyrights, and the capital stock of the Canadian Borrower's Material Subsidiaries.

Interest rates for borrowings under the Secured Credit Agreement are dependent on the Company’s Long Term Senior Secured Credit Rating. The Secured Credit Agreement contains various affirmative and negative covenants customary in a facility of this type, including two quarterly financial covenants: (1) a consolidated debt for borrowed money to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (subject to adjustments to exclude any extraordinary income or losses, as defined by the Secured Credit Agreement, interest income and certain non-cash items of income and expense) ratio of not greater than: 3.50 to 1 as of December 31, 2006 and thereafter, and (2) a consolidated EBITDA to consolidated interest expense (subject to adjustments to exclude interest expense not related to borrowed money) ratio, on a rolling four-quarter basis, of no less than 3 to 1. As of March 31, 2007, the Company was in compliance with all covenants under the Secured Credit Agreement.

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

The Company pays a commitment fee at an annual rate of 50 basis points on the undrawn balance of the 5-Year Revolving Credit Facility at the Company’s current credit rating of Ba3 and B+ from Moody's Investor Services, Inc. (Moody's) and Standard & Poor's Rating Services (S&P), respectively. This fee amounts to $5 million annually, and is reported as interest expense in the Company's Consolidated Statement of Operations.

In addition to the 5-Year Revolving Credit Facility, the Company has other committed and uncommitted lines of credit at March 31, 2007 totaling $85 million and $593 million, respectively. These lines primarily support borrowing needs of the Company’s subsidiaries, which include term loans, overdraft coverage, letters of credit and revolving credit lines. Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market conditions. Total outstanding borrowings against these other committed and uncommitted lines of credit at March 31, 2007 were $18 million and $8 million, respectively. These outstanding borrowings are reflected in the short-term borrowings in the accompanying Consolidated Statement of Financial Position at March 31, 2007.

At March 31, 2007, the Company had outstanding letters of credit totaling $144 million and surety bonds in the amount of $99 million primarily to ensure the payment of possible casualty and workers' compensation claims, environmental liabilities, and to support various customs and trade activities.

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

The Company's $1.0 billion 5-year Committed Revolving Credit Facility, along with other committed and uncommitted credit lines, and cash balances, provide the Company with adequate liquidity to meet its working capital and investing needs.

Credit Quality
Moody's and S&P's ratings for the Company, including their outlooks, as of the filing date of this Form 10-Q are as follows:

	Senior		Senior
	Secured	Corporate	Unsecured
	Rating	Rating	Rating	Outlook
Moody's	Ba1	B1	B2	Stable
S&P	B+	B+	B	Negative

On May 7, 2007, Moody’s concluded a review for possible downgrade, which was initiated in May 2006 after the Company announced its intention to explore strategic alternatives for its Health business.  As a result, the Company’s Corporate and Senior Unsecured ratings were confirmed at B1 and B2, respectively, and the Secured rating, reflecting the remaining 5-Year Revolving Credit Facility, was upgraded from Ba3 to Ba1.  The rating outlook was changed from negative to stable.

Moody’s ratings reflect their views regarding the Company’s significant challenges to replace revenue and cash flow from declining legacy film businesses as well as the Company’s market position, operating profit margin and free cash flow volatility, asset returns (net of cash), financial leverage, and liquidity.

The stable rating outlook reflects Moody’s expectation that the Company will continue to maintain liquidity and generate earnings sufficient to withstand further secular declines of its legacy film businesses, lack of substantial profitability in certain of its digital businesses and its sizable new business start up costs.

On January 10, 2007, S&P stated that they would keep the Company on credit watch with negative implications, as the Company was placed on credit watch on August 2, 2006. They have concerns that the anticipated debt reduction associated with the sale of the Health Group (announced on January 10, 2007) will not fully offset their view of a negative shift in the Company's business portfolio.

The Company is in compliance with all covenants or other requirements set forth in its credit agreements and indentures. Further, the Company does not have any rating downgrade triggers that would accelerate the maturity dates of its debt. However, the Company could be required to increase the dollar amount of its letters of credit or provide other financial support up to an additional $71 million at the current credit ratings. As of the filing date of this Form 10-Q, the Company has not been requested to materially increase its letters of credit or other financial support. However, at the current Senior Unsecured Rating of B2 by Moody's and B by S&P, Convertible Securities holders may, at their option, convert their Convertible Securities to common stock. Further downgrades in the Company’s credit rating or disruptions in the capital markets could impact borrowing costs and the nature of its funding alternatives. However, further downgrades will not impact borrowing costs under the Company's $1.0 billion 5-Year Committed Revolving Credit Facility.

OFF-BALANCE SHEET ARRANGEMENTS

The Company guarantees debt and other obligations of certain customers. At March 31, 2007, these guarantees totaled a maximum of $151 million, with outstanding guaranteed amounts of $112 million. The maximum guarantee amount includes guarantees of up to: $149 million of customer amounts due to banks and leasing companies in connection with financing of customers' purchases of product and equipment from the Company ($112 million outstanding), and $2 million to other third parties (less than $1 million outstanding).

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

Management believes the likelihood is remote that material payments will be required under any of the guarantees disclosed above. With respect to the guarantees that the Company issued in the quarter ended March 31, 2007, the Company assessed the fair value of its obligation to stand ready to perform under these guarantees by considering the likelihood of occurrence of the specified triggering events or conditions requiring performance as well as other assumptions and factors.

The Company also guarantees debt owed to banks and other third parties for some of its consolidated subsidiaries. The maximum amount guaranteed is $746 million, and the outstanding debt under those guarantees, which is recorded within the short-term borrowings and long-term debt, net of current portion components in the accompanying Consolidated Statement of Financial Position, is $247 million. These guarantees expire in 2007 through 2013. Pursuant to the terms of the Company's $2.7 billion Senior Secured Credit Agreement dated October 18, 2005, obligations under the $2.7 billion Secured Credit Facilities and other obligations of the Company and its subsidiaries to the $2.7 billion Secured Credit Facilities lenders are guaranteed.

The Company issues indemnifications in certain instances when it sells businesses and real estate, and in the ordinary course of business with its customers, suppliers, service providers and business partners. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company's request in such capacities. Historically, costs incurred to settle claims related to these indemnifications have not been material to the Company’s financial position, results of operations or cash flows. Additionally, the fair value of the indemnifications that the Company issued during the quarter ended March 31, 2007 was not material to the Company’s financial position, results of operations or cash flows.

OTHER

As of March 31, 2007, there has been no material change in the Company's environmental liability exposure and, therefore, no material change in the undiscounted accrued liabilities for environmental remediation costs relative to December 31, 2006 or March 31, 2006.

RECENT ACCOUNTING PRONOUNCEMENTS

FASB Statement No. 155
In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments (an amendment of FASB Statements No. 133 and 140)." This Statement permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006 (year ending December 31, 2007 for the Company). Additionally, the fair value option may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under previous accounting guidance prior to the adoption of this Statement. The adoption of SFAS No. 155 in the first quarter of 2007 did not have a material impact on the Company’s Consolidated Financial Statements.

FASB Interpretation No. 48
In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainty in income taxes recognized in accordance with SFAS No. 109, "Accounting for Income Taxes." This Interpretation prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on various related matters such as derecognition, interest and penalties, and disclosure. The adoption of FIN 48 in the first quarter of 2007 did not have a material impact on the Company’s Consolidated Financial Statements. Further information regarding the adoption of FIN 48 is disclosed in Note 5, "Income Taxes."

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

FASB Statement No. 159
In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," which permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The provisions of this statement are required to be applied prospectively. The Company expects to adopt SFAS No. 159 in the first quarter of 2008.

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this report may be forward-looking in nature, or "forward-looking statements" as defined in the United States Private Securities Litigation Reform Act of 1995. For example, references to the Company's expectations for sales of assets, restructuring plans and charges, new products, depreciation, cost savings, cash savings, and employment reductions are forward-looking statements.

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

  development and implementation of go-to-market, product launch and e-commerce strategies;

  protection, enforcement and defense of the Company's intellectual property, including defense of its products against the intellectual property challenges of others;

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

  changes to accounting rules and to tax laws, as well as other factors which could impact the Company's reported financial position or effective tax rate;

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

Using a sensitivity analysis based on estimated fair value of open forward contracts using available forward rates, if the U.S. dollar had been 10% weaker at March 31, 2007 and 2006, the fair value of open forward contracts would have increased $8 million and decreased $30 million, respectively. Such gains or losses would be substantially offset by losses or gains from the revaluation or settlement of the underlying positions hedged.

There were no open forward contracts hedging silver at March 31, 2007. Using a sensitivity analysis based on estimated fair value of open forward contracts using available forward prices, if available forward silver prices had been 10% lower at March 31, 2006, the fair value of open forward contracts would have decreased $1 million. Such losses in fair value, if realized, would be offset by lower costs of manufacturing silver-containing products.

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

Using a sensitivity analysis based on estimated fair value of short-term and long-term borrowings, if available market interest rates had been 10% (about 64 basis points) higher at March 31, 2007, the fair value of short-term and long-term borrowings would have decreased less than $1 million and $58 million, respectively. Using a sensitivity analysis based on estimated fair value of short-term and long-term borrowings, if available market interest rates had been 10% (about 61 basis points) higher at March 31, 2006, the fair value of short-term and long-term borrowings would have decreased $1 million and $64 million, respectively.

The Company’s financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments. The Company manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties. The Company has procedures to monitor the credit exposure amounts. The maximum credit exposure at March 31, 2007 was not significant to the Company.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

During March 2005, the Company was contacted by members of the Division of Enforcement of the SEC concerning the announced restatement of the Company's financial statements for the full year and quarters of 2003 and the first three unaudited quarters of 2004. An informal inquiry by the staff of the SEC into the substance of that restatement is continuing. The Company continues to fully cooperate with this inquiry, and the staff has indicated that the inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred.

On or about November 9, 2005, the Company was served with a purported shareholder derivative lawsuit that had been commenced against the Company, as a nominal defendant, and eleven current and former directors and officers of the Company, in the New York State Supreme Court, Monroe County. The Complaint seeks to allege claims on behalf of the Company that, between April 2003 and September 2003, the defendant officers and directors caused the Company to make allegedly improper statements, in press release and other public statements, which falsely represented or omitted material information about the Company’s financial results and guidance. The plaintiff alleges that this conduct was a breach of the defendants’ common law fiduciary obligations to the Company, and constituted an abuse of control, gross mismanagement, waste and unjust enrichment. On March 8, 2007, the court approved plaintiff's discontinuance of this action with prejudice, and therefore, this matter is concluded.

The Company is named a Potentially Responsible Party (“PRP”) along with seven other companies in connection with certain alleged environmental contamination at the Rochester Fire Academy, located in Rochester, New York. The Company provided flammable materials to the Fire Academy, which were used in fire-fighting training. The Company and the seven other PRPs have been negotiating with the New York State Attorney General’s office. On November 15, 2005, the New York State Attorney General filed a complaint in the U.S. District Court, Western District of New York against all eight PRPs seeking recovery of expenses to remediate the site. The companies have reached a conceptual settlement with the NYS Attorney General, which when approved by the court, will result in the Company paying approximately $196,000.

The Company is one of several Potentially Responsible Parties named in connection with the closure of the LWD, Inc. site; a former permitted hazardous waste treatment facility in Calvert City, Kentucky. The Company has entered into a Consent Order with the EPA based upon evidence that the Company sent waste to the facility for incineration. The Company’s expected cost in connection with this matter is estimated to be $150,000.

Item 6. Exhibits

(a) Exhibits required as part of this report are listed in the index appearing on page 47.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EASTMAN KODAK COMPANY
(Registrant)

Date:	May 9, 2007	/s/ Diane E. Wilfong
Diane E. Wilfong
Controller

Eastman Kodak Company and Subsidiary Companies
Index to Exhibits

Exhibit
Number
(10)	A.	Philip J. Faraci Agreement dated November 3, 2004. (Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2005, Exhibit 10.)

Amendment, dated February 28, 2007, to Philip J. Faraci Letter Agreement dated November 3, 2004.
(Incorporated by reference to the Eastman Kodak Company Current Report on Form 8-K, filed on March 1, 2007, Exhibit 99.2.)

	M.	James Langley Agreement dated August 12, 2003. (Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2004, Exhibit 10.)

Amendment, dated February 28, 2007, to James T. Langley Letter Agreement dated August 12, 2003.
(Incorporated by reference to the Eastman Kodak Company Current Report on Form 8-K, filed on March 1, 2007, Exhibit 99.3.)

	V.	Antonio M. Perez Agreement dated March 3, 2003. (Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, Exhibit 10 Z.)

Letter dated May 10, 2005, from the Chair, Executive Compensation and Development Committee, to Antonio M. Perez.
(Incorporated by reference to the Eastman Kodak Company Current Report on Form 8-K, filed on May 11, 2005, Exhibit 10.2.)

Notice of Award of Restricted Stock with a Deferral Feature Granted to Antonio M. Perez, effective June 1, 2005, pursuant to the 2005 Omnibus Long-Term Compensation Plan.
(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, Exhibit 10 CC.)

Amendment, dated February 27, 2007, to Antonio M. Perez Letter Agreement dated March 3, 2003.
(Incorporated by reference to the Eastman Kodak Company Current Report on Form 8-K, filed on March 1, 2007, Exhibit 99.1.)

	CC.	Asset Purchase Agreement between Eastman Kodak Company and Onex Healthcare Holdings, Inc., dated as of January 9, 2007.

Amendment No. 1 To the Asset Purchase Agreement

(12)		Statement Re Computation of Ratio of Earnings to Fixed Charges.

(31.1)		Certification.

(31.2)		Certification.

(32.1)		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.