Form 10-Q
period 2007-06-30
EASTMAN KODAK CO
filed 2007-08-09
CIK 31235

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

or

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

______________

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

Yes [   ]      No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding at
Class	July 31, 2007
Common Stock, $2.50 par value	287,926,732

Eastman Kodak Company
Form 10-Q
June 30, 2007

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

EASTMAN KODAK COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions, except per share data)	2007	2006	2007	2006
Net sales	$2,510	$2,688	$4,629	$4,980
Cost of goods sold	1,864	2,113	3,554	3,936
Gross profit	646	575	1,075	1,044
Selling, general and administrative expenses	437	518	832	1,025
Research and development costs	132	152	269	300
Restructuring costs and other	295	156	380	294
Other operating (income) expenses, net	(33)	6	(39)	11
Loss from continuing operations before interest,
other income (charges), net and income taxes	(185)	(257)	(367)	(586)
Interest expense	31	43	56	84
Other income (charges), net	21	6	38	38
Loss from continuing operations before income taxes	(195)	(294)	(385)	(632)
(Benefit) provision for income taxes	(43)	61	(59)	69
Loss from continuing operations	(152)	(355)	(326)	(701)
Earnings from discontinued operations, net of income taxes	727	73	750	121
NET EARNINGS (LOSS)	$575	$(282)	$424	$(580)
Basic and diluted net earnings (loss) per share:
Continuing operations	$(0.53)	$(1.24)	$(1.14)	$(2.44)
Discontinued operations	2.53	0.26	2.61	0.42
Total	$2.00	$(0.98)	$1.47	$(2.02)
Number of common shares used in basic net earnings (loss)
per share	287.6	287.3	287.5	287.2
Incremental shares from assumed conversion of options	—	—	—	—
Number of common shares used in diluted net earnings (loss)
per share	287.6	287.3	287.5	287.2

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
CONSOLIDATED STATEMENT OF RETAINED EARNINGS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions)	2007	2006	2007	2006
Retained earnings at beginning of period	$5,810	$6,417	$5,967	$6,717
Net earnings (loss)	575	(282)	424	(580)
Cash dividend declared	(72)	(72)	(72)	(72)
Loss from issuance of treasury stock	(8)	(1)	(14)	(3)
Retained earnings at end of period	$6,305	$6,062	$6,305	$6,062

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
CONSOLIDATED STATEMENT OF FINANCIAL POSITION (Unaudited)

	June 30,	December 31,
(in millions)	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,925	$1,469
Receivables, net	2,021	2,072
Inventories, net	1,188	1,001
Deferred income taxes	109	108
Other current assets	122	96
Assets of discontinued operations	—	811
Total current assets	5,365	5,557
Property, plant and equipment, net	1,993	2,602
Goodwill	1,621	1,584
Other long-term assets	4,095	3,509
Assets of discontinued operations	—	1,068
TOTAL ASSETS	$13,074	$14,320
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and other current liabilities	$3,355	$3,712
Short-term borrowings	292	64
Accrued income and other taxes	394	347
Liabilities of discontinued operations	—	431
Total current liabilities	4,041	4,554
Long-term debt, net of current portion	1,332	2,714
Pension and other postretirement liabilities	3,595	3,934
Other long-term liabilities	1,631	1,690
Liabilities of discontinued operations	—	40
Total liabilities	10,599	12,932
Commitments and Contingencies (Note 7)
SHAREHOLDERS’ EQUITY
Common stock, $2.50 par value	978	978
Additional paid in capital	880	881
Retained earnings	6,305	5,967
Accumulated other comprehensive income (loss)	88	(635)
	8,251	7,191
Less: Treasury stock, at cost	5,776	5,803
Total shareholders’ equity	2,475	1,388
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$13,074	$14,320

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(in millions)	2007	2006
Cash flows from operating activities:
Net earnings (loss)	$424	$(580)
Adjustments to reconcile to net cash used in operating activities:
Earnings from discontinued operations, net of income taxes	(750)	(121)
Equity in earnings from unconsolidated affiliates	—	(7)
Depreciation and amortization	446	637
(Gain) loss on sales of businesses/assets	(48)	1
Non-cash restructuring costs, asset impairments and other charges	274	78
Benefit for deferred income taxes	(112)	(221)
Decrease in receivables	49	189
(Increase) decrease in inventories	(149)	72
Decrease in liabilities excluding borrowings	(745)	(453)
Other items, net	(84)	(149)
Total adjustments	(1,119)	26
Net cash used in continuing operations	(695)	(554)
Net cash (used in) provided by discontinued operations	(30)	153
Net cash used in operating activities	(725)	(401)
Cash flows from investing activities:
Additions to properties	(125)	(161)
Net proceeds from sales of businesses/assets	116	33
Acquisitions, net of cash acquired	(2)	—
Investments in unconsolidated affiliates	—	(9)
Marketable securities - sales	77	57
Marketable securities - purchases	(85)	(60)
Net cash used in continuing operations	(19)	(140)
Net cash provided by (used in) discontinued operations	2,335	(23)
Net cash provided by (used in) investing activities	2,316	(163)
Cash flows from financing activities:
Net decrease in borrowings with maturities of 90 days or less	(6)	(21)
Proceeds from other borrowings	16	568
Repayment of other borrowings	(1,160)	(599)
Exercise of employee stock options	5	—
Net cash used in financing activities	(1,145)	(52)
Effect of exchange rate changes on cash	10	6
Net increase (decrease) in cash and cash equivalents	456	(610)
Cash and cash equivalents, beginning of period	1,469	1,665
Cash and cash equivalents, end of period	$1,925	$1,055

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

Certain amounts for prior periods have been reclassified to conform to the current period classification. Prior period reclassifications include the following:

  Gains and losses on sales of capital assets and certain asset impairment charges that were previously presented in other income (charges), net have been reclassified to other operating (income) expenses, net. Amounts reclassified for the three months and six months ended June 30, 2006 were $6 million of expense and $11 million of expense, respectively.

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

In preparing the financial statements for the three and six months ended June 30, 2007, the Company recorded net adjustments of $17 million and $28 million of expense, respectively, for items that should have been recorded in prior periods.  For the six months ended June 30, 2007, $24 million relates to items of income tax expense, the largest of which is a $20 million tax provision for a valuation allowance that should have been recorded in 2006.  This item is discussed further in NOTE 5 and NOTE 6.  Each correction recorded in the three- and six-month periods ended June 30, 2007 is individually no greater than $6 million, other than the item noted above.  The Company has determined that these corrections, individually and in the aggregate, are not material to the current period financial statements, to any prior period financial statements or to our expected full year results for 2007.

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

FASB Interpretation No. 48
In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainty in income taxes recognized in accordance with SFAS No. 109, "Accounting for Income Taxes." This Interpretation prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on various related matters such as derecognition, classification of interest and penalties, and disclosure. Further information regarding the adoption of FIN 48 is disclosed in Note 6, "Income Taxes."

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

NOTE 2: RECEIVABLES, NET

	June 30,	December 31,
(in millions)	2007	2006
Trade receivables	$1,650	$1,737
Miscellaneous receivables	371	335
Total (net of allowances of $123 and $134 as of
June 30, 2007 and December 31, 2006, respectively)	$2,021	$2,072

Of the total trade receivable amounts of $1,650 million and $1,737 million as of June 30, 2007 and December 31, 2006, respectively, approximately $193 million and $272 million, respectively, are expected to be settled through customer deductions in lieu of cash payments. Such deductions represent rebates owed to the customer and are included in accounts payable and other current liabilities in the accompanying Consolidated Statement of Financial Position at each respective balance sheet date.

NOTE 3: INVENTORIES, NET

	June 30,	December 31,
(in millions)	2007	2006
Finished goods	$698	$606
Work in process	243	192
Raw materials	247	203
Total	$1,188	$1,001

NOTE 4: PROPERTY, PLANT AND EQUIPMENT, NET

	June 30,	December 31,
(in millions)	2007	2006
Land	$95	$91
Buildings and building improvements	1,849	2,319
Machinery and equipment	5,973	7,153
Construction in progress	67	86
	7,984	9,649
Accumulated depreciation	(5,991)	(7,047)
Net properties	$1,993	$2,602

Depreciation expense for the three months ended June 30, 2007 and 2006 was $170 million and $271 million, respectively, of which approximately $15 million and $63 million, respectively, represented accelerated depreciation in connection with restructuring actions. Depreciation expense for the six months ended June 30, 2007 and 2006 was $390 million and $577 million, respectively, of which approximately $80 million and $140 million, respectively, represented accelerated depreciation in connection with restructuring actions.

In April 2007, the Company entered into an agreement to sell its manufacturing site in Xiamen, China. This sale closed in the second quarter of 2007 and resulted in a reduction to net properties of approximately $278 million. This action is part of the 2004-2007 Restructuring Program.

NOTE 5: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $1,621 million and $1,584 million at June 30, 2007 and December 31, 2006, respectively. The changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2007 were as follows:

	As of June 30, 2007
	Consumer
	Digital	Film	Graphic
	Imaging	Products	Communications	Consolidated
(in millions)	Group	Group	Group	Total
Balance at December 31, 2006	$217	$544	$823	$1,584
Additions	—	—	2	2
Purchase accounting adjustments	—	—	24	24
Currency translation adjustments	3	8	—	11
Balance at June 30, 2007	$220	$552	$849	$1,621

During the quarter, the Company identified a deferred tax asset in a recently acquired non-U.S. subsidiary that was overstated at the date of acquisition. Therefore, the Company recorded an increase in the value of goodwill of $24 million in the current quarter to appropriately reflect the proper goodwill balance. This $24 million is presented as a purchase accounting adjustment in the table above. The Company also recorded a valuation allowance of $20 million, which should have been recorded in 2006, in order to properly reflect the value of the net deferred tax asset. The Company has determined that this correction is not material to the current period or to any prior period financial statement amounts.

Due to the realignment of the Kodak operating model and change in reporting structure, as described in Note 14, “Segment Information,” effective January 1, 2007, the Company reassigned goodwill to its reportable segments using a relative fair value approach as required under SFAS No. 142, "Goodwill and Other Intangible Assets." Additionally, the Company reassessed its goodwill for impairment during the first quarter of 2007, and determined that no reporting units’ carrying values exceeded their respective estimated fair values based on the realigned reporting structure and, therefore, there was no impairment.

The gross carrying amount and accumulated amortization by major intangible asset category as of June 30, 2007 and December 31, 2006 were as follows:

	As of June 30, 2007
	Gross Carrying	Accumulated		Weighted-Average
(in millions)	Amount	Amortization	Net	Amortization Period
Technology-based	$325	$142	$183	7 years
Customer-related	276	111	165	10 years
Other	213	106	107	7 years
Total	$814	$359	$455	8 years

	As of December 31, 2006
	Gross Carrying	Accumulated		Weighted-Average
(in millions)	Amount	Amortization	Net	Amortization Period
Technology-based	$324	$119	$205	7 years
Customer-related	274	95	179	10 years
Other	214	88	126	8 years
Total	$812	$302	$510	8 years

Amortization expense related to purchased intangible assets for the three months ended June 30, 2007 and 2006 was $28 million and $30 million, respectively. Amortization expense related to purchased intangible assets for the six months ended June 30, 2007 and 2006 was $56 million and $60 million, respectively.

Estimated future amortization expense related to purchased intangible assets at June 30, 2007 is as follows (in millions):

2007	$55
2008	106
2009	101
2010	78
2011	39
2012 and thereafter	76
Total	$455

NOTE 6: INCOME TAXES

The Company’s income tax (benefit) provision and effective tax rate were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(dollars in millions):	2007	2006	2007	2006
Loss from continuing operations before income taxes	($195)	($294)	($385)	($632)
(Benefit) provision for income taxes	(43)	61	(59)	69
Effective tax rate	22.1%	(20.7)%	15.3%	(10.9)%

For the second quarter of 2007, the Company recorded a benefit of $43 million on a pre-tax loss of $195 million, representing an effective rate of 22.1%. The difference between the effective tax rate and the U.S. statutory rate of 35.0% is primarily attributable to: (1) losses generated in certain jurisdictions outside the U.S., which were not benefited and (2) the mix of earnings from operations in certain lower-taxed jurisdictions outside the U.S. Other significant items that caused the difference from the statutory tax rate include non-U.S. tax benefits of $27 million associated with restructuring costs and asset impairments; a net benefit of $15 million associated with adjustments related to uncertain tax positions; and a provision of $42 million associated with the establishment of valuation allowances in foreign jurisdictions.

In accordance with SFAS No. 109, "Accounting for Income Taxes," the Company recorded a tax benefit in continuing operations associated with the realization of current year losses in certain jurisdictions where it has historically had a valuation allowance due to the recognition of the pre-tax gain in discontinued operations.

For the second quarter of 2006, the Company recorded a provision of $61 million on a pre-tax loss of $294 million, representing an effective rate of (20.7)%. The difference between the effective tax rate and the U.S. statutory rate of 35.0% is primarily attributable to: (1) losses generated within the U.S. and in certain jurisdictions outside the U.S., which were not benefited and (2) the mix of earnings from operations in certain lower-taxed jurisdictions outside the U.S. Other significant items that caused the difference from the statutory tax rate include non-U.S. tax benefits of $27 million associated with restructuring costs and asset impairments; and discrete tax charges relating primarily to purchase accounting for the Creo acquisition, tax rate changes, and impacts from ongoing tax audits with respect to open tax years of $41 million.

For the six months ended June 30, 2007, the Company recorded a benefit of $59 million on a pre-tax loss of $385 million, representing an effective rate of 15.3%. The difference between the effective tax rate and the U.S. statutory rate of 35.0% is primarily attributable to: (1) losses generated in certain jurisdictions outside the U.S., which were not benefited and (2) the mix of earnings from operations in certain lower-taxed jurisdictions outside the U.S. Other significant items that result in a difference from the statutory tax rate include non-U.S. tax benefits of $37 million associated with restructuring costs and asset impairments; a net benefit of $58 million associated with adjustments related to uncertain tax positions; and a provision of $50 million associated with the establishment of valuation allowances in foreign jurisdictions.

For the six months ended June 30, 2006, the Company recorded a provision of $69 million on a pre-tax loss of $632 million, representing an effective rate of (10.9)%. The difference between the effective tax rate and the U.S. statutory rate of 35.0% is primarily attributable to: (1) losses generated within the U.S. and in certain jurisdictions outside the U.S., which were not benefited and (2) the mix of earnings from operations in certain lower-taxed jurisdictions outside the U.S. Other significant items that result in a difference from the statutory tax rate include non-U.S. tax benefits of $56 million associated with restructuring costs and asset impairments; and discrete tax charges relating primarily to purchase accounting for the Creo and KPG acquisitions, tax rate changes, and impacts from ongoing tax audits with respect to open tax years of $55 million.

During the second quarter the Company identified a deferred tax asset in a recently acquired non-U.S. subsidiary that was overstated at the date of acquisition. Therefore, the Company recorded an increase in the value of goodwill of $24 million in the current quarter to appropriately reflect the proper goodwill balance. The Company also recorded a valuation allowance of $20 million, which should have been recorded in 2006, in order to properly reflect the value of the net deferred tax asset. This amount is included in the $42 million provision for the three months ended June 30, 2007, and in the $50 million provision for the six months ended June 30, 2007, associated with the establishment of valuation allowances in foreign jurisdictions as discussed above. The Company has determined that this correction is not material to the current period or to any prior period financial statement amounts.

The Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48) in the first quarter of 2007. As a result of the implementation of FIN 48, there was no cumulative effect adjustment for unrecognized tax benefits, which would have been accounted for as an adjustment to the January 1, 2007 balance of retained earnings. The Company had a liability for income taxes associated with uncertain tax benefits, including interest and penalties, of $316 million and $323 million as of June 30, 2007 and March 31, 2007, respectively. The decline in the liability for income taxes associated with uncertain tax benefits of $7 million relates to a $17 million decrease as the result of the closure of the IRS audit for tax years 1999 through 2000, $4 million for the state income tax impact of the IRS audit closure, and a net increase of $14 million related to various tax positions outside the U.S.

If the unrecognized tax benefits were recognized, they would favorably affect the effective income tax rate for the remainder of 2007 or in any future periods. Consistent with the provisions of FIN 48, the Company has classified certain income tax liabilities as current or non-current based on management’s estimate of when these liabilities will be settled and has reclassified these items in the Consolidated Statement of Financial Position as of December 31, 2006 to conform to the current period presentation. These non-current income tax liabilities are recorded in Other long-term liabilities in the Consolidated Statement of Financial Position.

It is reasonably possible that the liability associated with our unrecognized tax benefits will increase or decrease within the next twelve months. These changes may be the result of ongoing audits or the expiration of statutes of limitations. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

The Company files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2000. The Company’s U.S. tax matters for the years 2001 through 2005 remain subject to examination by the Internal Revenue Service. Substantially all material state, local, and foreign income tax matters have been concluded for years through 1998. The Company’s tax matters for the years 1999 through 2005 remain subject to examination by the respective state, local, and foreign tax jurisdiction authorities.

The Company’s policy regarding interest and/or penalties related to income tax matters is to recognize such items as a component of income tax expense. As of the adoption of FIN 48, the Company had $58 million accrued for income tax-related interest and penalties.

NOTE 7: COMMITMENTS AND CONTINGENCIES

Environmental

At June 30, 2007, the Company’s undiscounted accrued liabilities for environmental remediation costs amounted to $146 million and are reported in other long-term liabilities in the accompanying Consolidated Statement of Financial Position. Included in this amount are the items described below.

The Company is currently implementing a Corrective Action Program required by the Resource Conservation and Recovery Act (RCRA) at the Kodak Park site in Rochester, NY. The Company is currently in the process of completing, and in many cases has completed, RCRA Facility Investigations (RFI), Corrective Measures Studies (CMS) and Corrective Measures Implementation (CMI) for areas at the site. At June 30, 2007, estimated future investigation and remediation costs of $64 million are accrued for this site, the majority of which relates to long-term operation, maintenance of remediation systems and monitoring costs.

The Company has accrued for obligations relating to other operating sites with estimated future investigation, remediation and monitoring costs of $20 million.

The Company has obligations relating to plant closures and former operations. The Company has accrued for obligations with estimated future investigation, remediation and monitoring costs of $41 million at sites of former operations.

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

A Consent Decree was signed in 1994 in settlement of a civil complaint brought by the U.S. Environmental Protection Agency and the U.S. Department of Justice. In connection with the Consent Decree, the Company is subject to a Compliance Schedule, under which the Company has improved its waste characterization procedures, upgraded one of its incinerators, and is evaluating and upgrading its industrial sewer system. The total expenditures required to complete this program are currently estimated to be approximately $2 million over the next year. These expenditures are incurred as part of plant operations and, therefore, are not included in the environmental accrual at June 30, 2007.

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

Asset Retirement Obligations

As of June 30, 2007, the Company has recorded approximately $73 million of asset retirement obligations within other long-term liabilities in the accompanying Consolidated Statement of Financial Position.

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

The change in the Company's asset retirement obligations from December 31, 2006 to June 30, 2007 was as follows:

(in millions)
Asset retirement obligations as of December 31, 2006	$92
Liabilities incurred in the current period	3
Liabilities settled in the current period	(23)
Accretion expense	2
Revisions in estimated cash flows	(2)
Foreign exchange	1
Asset retirement obligations as of June 30, 2007	$73

Other Commitments and Contingencies

At June 30, 2007, the Company had outstanding letters of credit totaling $143 million and surety bonds in the amount of $82 million primarily to ensure the payment of possible casualty and workers’ compensation claims.

The Company and its subsidiary companies are involved in various lawsuits, claims, investigations and proceedings, including product liability, commercial, intellectual property, environmental, and health and safety matters, which are being handled and defended in the ordinary course of business. There are no such matters pending representing contingent losses that the Company and its General Counsel expect to be material in relation to the Company’s business, financial position, results of operations or cash flows.

NOTE 8: GUARANTEES

The Company guarantees debt and other obligations of certain customers. At June 30, 2007, these guarantees totaled a maximum of $147 million, with outstanding guaranteed amounts of $101 million. The maximum guarantee amount includes guarantees of up to: $145 million of customer amounts due to banks and leasing companies in connection with financing of customers' purchases of product and equipment from the Company ($101 million outstanding), and $2 million to other third parties (less than $1 million outstanding.)

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

Management believes the likelihood is remote that material payments will be required under any of the guarantees disclosed above. With respect to the guarantees that the Company issued in the quarter ended June 30, 2007, the Company assessed the fair value of its obligation to stand ready to perform under these guarantees by considering the likelihood of occurrence of the specified triggering events or conditions requiring performance as well as other assumptions and factors.

The Company also guarantees debt owed to banks and other third parties for some of its consolidated subsidiaries. The maximum amount guaranteed is $698 million, and the outstanding debt under those guarantees, which is recorded within the short-term borrowings and long-term debt, net of current portion components in the accompanying Consolidated Statement of Financial Position, is $244 million. These guarantees expire in 2007 through 2013. Pursuant to the terms of the Company's $2.7 billion Senior Secured Credit Agreement dated October 18, 2005, obligations under the $2.7 billion Secured Credit Facilities and other obligations of the Company and its subsidiaries to the $2.7 billion Secured Credit Facilities lenders are guaranteed.

Indemnifications

The Company issues indemnifications in certain instances when it sells businesses and real estate, and in the ordinary course of business with its customers, suppliers, service providers and business partners. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company's request in such capacities. Historically, costs incurred to settle claims related to these indemnifications have not been material to the Company’s financial position, results of operations or cash flows. Additionally, the fair value of the indemnifications that the Company issued during the quarter ended June 30, 2007 was not material to the Company’s financial position, results of operations or cash flows.

Warranty Costs

The Company has warranty obligations in connection with the sale of its products and equipment. The original warranty period is generally one year or less. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. The Company estimates its warranty cost at the point of sale for a given product based on historical failure rates and related costs to repair. The change in the Company's accrued warranty obligations balance, which is reflected in accounts payable and other current liabilities in the accompanying Consolidated Statement of Financial Position, was as follows:

(in millions)
Accrued warranty obligations at December 31, 2006	$39
Actual warranty experience during 2007	(20)
2007 warranty provisions	14
Accrued warranty obligations at June 30, 2007	$33

The Company also offers its customers extended warranty arrangements that are generally one year, but may range from three months to three years after the original warranty period. The Company provides repair services and routine maintenance under these arrangements. The Company has not separated the extended warranty revenues and costs from the routine maintenance service revenues and costs, as it is not practicable to do so. Therefore, these revenues and costs have been aggregated in the presentation below. Costs incurred under these arrangements for the six months ended June 30, 2007 amounted to $86 million. The change in the Company's deferred revenue balance in relation to these extended warranty arrangements from December 31, 2006 to June 30, 2007, which is reflected in accounts payable and other current liabilities in the accompanying Consolidated Statement of Financial Position, was as follows:

(in millions)
Deferred revenue at December 31, 2006	$143
New extended warranty arrangements in 2007	191
Recognition of extended warranty arrangement revenue in 2007	(178)
Adjustments for changes in estimate in 2007	(1)
Deferred revenue at June 30, 2007	$155

NOTE 9: RESTRUCTURING COSTS AND OTHER

The Company has undertaken a cost reduction program that was initially announced in January 2004. This program is referred to as the “2004–2007 Restructuring Program.” This program was expected to result in total charges of $1.3 billion to $1.7 billion over a three-year period, of which $700 million to $900 million related to severance, with the remainder relating to the disposal of buildings and equipment. Overall, Kodak's worldwide facility square footage was expected to be reduced by approximately one-third. Approximately 12,000 to 15,000 positions worldwide were expected to be eliminated through these actions primarily in global manufacturing, selected traditional businesses and corporate administration.

The Company subsequently expanded the program to extend into 2007, and increased the expected employment reductions and total charges. On February 8, 2007, the Company again updated the ranges for anticipated restructuring activity. The Company now expects that the total employment reductions will be in the range of 28,000 to 30,000 positions and total charges will be in the range of $3.6 billion to $3.8 billion.

The increase in expected cost is due to the realization that further reductions are required to achieve the Company’s target cost model.

The aforementioned 2004-2007 Restructuring Program underpins a dramatic transformation of the Company focused on two primary elements of cost restructuring: manufacturing infrastructure and operating expense rationalization. As this four-year effort has progressed, the underlying business model necessarily has evolved, requiring broader and more costly manufacturing infrastructure reductions (primarily non-cash charges) than originally anticipated, as well as similarly broader rationalization of selling, administrative and other business resources (primarily severance charges). In addition, the recent divestiture of the Health Group has further increased the amount of reductions necessary to appropriately scale the Corporate infrastructure.

The actual charges for initiatives under this program are recorded in the period in which the Company commits to formalized restructuring plans or executes the specific actions contemplated by the program and all criteria for restructuring charge recognition under the applicable accounting guidance have been met.

Restructuring Programs Summary

The activity in the accrued restructuring balances and the non-cash charges incurred in relation to all of the Company's restructuring programs were as follows for the second quarter of 2007:

						Other
	Balance					Adjustments	Balance
	March 31,	Costs		Cash	Non-cash	and	June 30,
(in millions)	2007	Incurred (1)	Reversals	Payments (2)	Settlements	Reclasses (3)	2007
2004-2007 Restructuring Program:
Severance reserve	$196	$19	$—	$(83)	$—	$41	$173
Exit costs reserve	26	30	—	(32)	—	—	24
Total reserve	$222	$49	$—	$(115)	$—	$41	$197
Long-lived asset impairments
and inventory write-downs	$—	$257	$—	$—	$(257)	$—	$—
Accelerated depreciation	$—	$15	$—	$—	$(15)	$—	$—
Pre-2004 Restructuring Programs:
Severance reserve	$—	$—	$—	$—	$—	$—	$—
Exit costs reserve	6	—	—	—	—	—	6
Total reserve	$6	$—	$—	$—	$—	$—	$6
Total of all restructuring programs	$228	$321	$—	$(115)	$(272)	$41	$203
____________________

(1)	The costs incurred include both continuing operations of $316 million and discontinued operations of $5 million.

(2)	During the three months ended June 30, 2007, the Company paid approximately $120 million related to restructuring. Of this total amount, $115 million was recorded against restructuring reserves, while $5 million was recorded against pension and other postretirement liabilities.

(3)	The total restructuring charges of $321 million include pension and other postretirement charges and credits for curtailments, settlements and special termination benefits. However, because the impact of these charges and credits relate to the accounting for pensions and other postretirement benefits, the related impacts on the Consolidated Statement of Financial Position are reflected in their respective components as opposed to within the accrued restructuring balances at June 30, 2007. Accordingly, the Other Adjustments and Reclasses column of the table above includes reclassifications to Other long-term assets and Pension and other postretirement liabilities for the position elimination-related impacts on the Company's pension and other postretirement employee benefit plan arrangements, including net curtailment and settlement gains and special termination benefits of $37 million and reclassifications to Other long-term liabilities for other severance-related costs of $2 million. Additionally, the Other Adjustments and Reclasses column of the table above includes foreign currency translation of $2 million.

The costs incurred, which total $321 million for the three months ended June 30, 2007, include $15 million and $6 million of charges related to accelerated depreciation and inventory write-downs that were reported in cost of goods sold in the accompanying Consolidated Statement of Operations for the three months ended June 30, 2007. Of the remaining costs incurred, net of reversals, $5 million was included in discontinued operations and $295 million was reported as restructuring costs and other in the accompanying Consolidated Statement of Operations for the three months ended June 30, 2007. The severance costs and exit costs require the outlay of cash, while long-lived asset impairments, accelerated depreciation and inventory write-downs represent non-cash items.

2004-2007 Restructuring Program Activity

The Company implemented certain actions under the program during the second quarter of 2007. As a result of these actions, the Company recorded charges of $321 million in the second quarter of 2007, which were composed of severance, long-lived asset impairments, exit costs, inventory write-downs, and accelerated depreciation of $19 million, $251 million, $30 million, $6 million, and $15 million, respectively. Included in these amounts, $3 million of severance and $2 million of exit costs are presented as discontinued operations. The severance costs related to the elimination of approximately 1,100 positions, including approximately 175 photofinishing, 425 manufacturing, 25 research and development and 475 administrative positions. The geographic composition of the positions to be eliminated includes approximately 325 in the United States and Canada and 775 throughout the rest of the world. The reduction of the 1,100 positions and the $49 million charges for severance and exit costs are reflected in the 2004-2007 Restructuring Program table below. The $251 million charge in the second quarter for long-lived asset impairments was included in restructuring costs and other in the accompanying Consolidated Statement of Operations for the three months ended June 30, 2007. The charges taken for inventory write-downs of $6 million were reported in cost of goods sold in the accompanying Consolidated Statement of Operations for the three months ended June 30, 2007.

As a result of initiatives implemented under the 2004-2007 Restructuring Program, the Company also recorded $15 million of accelerated depreciation on long-lived assets in cost of goods sold in the accompanying Consolidated Statement of Operations for the three months ended June 30, 2007. The accelerated depreciation relates to long-lived assets accounted for under the held and used model of SFAS No. 144. The total amount of $15 million relates to $14 million of manufacturing facilities and equipment, and $1 million of administrative facilities that will be used until their abandonment. The Company will incur approximately $4 million of accelerated depreciation in the third quarter of 2007 as a result of the initiatives already implemented under the 2004-2007 Restructuring Program.

In April 2007, the Company entered into an agreement to sell its manufacturing site in Xiamen, China. This sale closed in the second quarter of 2007 and resulted in a non-cash charge of approximately $238 million. This action is part of the 2004-2007 Restructuring Program.

Under this program, on a life-to-date basis as of June 30, 2007, the Company has recorded charges of $3,220 million, which was composed of severance, long-lived asset impairments, exit costs, inventory write-downs and accelerated depreciation of $1,322 million, $611 million, $304 million, $75 million and $908 million, respectively. The severance costs related to the elimination of approximately 25,600 positions, including approximately 6,425 photofinishing, 11,950 manufacturing, 1,450 research and development and 5,775 administrative positions.

The following table summarizes the activity with respect to the charges recorded in connection with the focused cost reduction actions that the Company has committed to under the 2004-2007 Restructuring Program and the remaining balances in the related reserves at June 30, 2007:

					Long-lived
					Asset
			Exit		Impairments
	Number of	Severance	Costs		and Inventory	Accelerated
(dollars in millions)	Employees	Reserve	Reserve	Total	Write-downs	Depreciation
2004 charges - continuing operations	8,975	$405	$95	$500	$156	$152
2004 charges - discontinued operations	650	13	4	17	1	—
2004 reversals - continuing operations	—	(6)	(1)	(7)	—	—
2004 utilization	(5,175)	(169)	(47)	(216)	(157)	(152)
2004 other adj. & reclasses	—	24	(15)	9	—	—
Balance at 12/31/04	4,450	267	36	303	—	—
2005 charges - continuing operations	7,850	472	82	554	160	391
2005 charges - discontinued operations	275	25	2	27	1	—
2005 reversals - continuing operations	—	(3)	(6)	(9)	—	—
2005 utilization	(10,225)	(377)	(95)	(472)	(161)	(391)
2005 other adj. & reclasses	—	(113)	4	(109)	—	—
Balance at 12/31/05	2,350	271	23	294	—	—
2006 charges - continuing operations	5,150	266	66	332	97	273
2006 charges - discontinued operations	475	52	3	55	3	12
2006 reversals - continuing operations	—	(3)	(1)	(4)	—	—
2006 utilization	(5,700)	(416)	(67)	(483)	(100)	(285)
2006 other adj. & reclasses	—	58	—	58	—	—
Balance at 12/31/06	2,275	228	24	252	—	—
Q1 2007 charges - continuing operations	1,075	53	22	75	11	65
Q1 2007 charges - discontinued operations	50	17	—	17	—	—
Q1 2007 utilization	(1,000)	(84)	(20)	(104)	(11)	(65)
Q1 2007 other adj. & reclasses	—	(18)	—	(18)	—	—
Balance at 3/31/07	2,400	196	26	222	—	—
Q2 2007 charges - continuing operations	1,100	16	28	44	257	15
Q2 2007 charges - discontinued operations	—	3	2	5	—	—
Q2 2007 utilization	(1,250)	(83)	(32)	(115)	(257)	(15)
Q2 2007 other adj. & reclasses	—	41	—	41	—	—
Balance at 6/30/07	2,250	$173	$24	$197	$—	$—

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

The charges of $321 million recorded in the second quarter of 2007 included $10 million applicable to FPG, $24 million applicable to CDG, $10 million applicable to GCG, and $272 million that was applicable to manufacturing, research and development, and administrative functions, which are shared across all segments. The remaining $5 million was applicable to discontinued operations.

Pre-2004 Restructuring Programs Activity

At June 30, 2007, the Company had remaining exit costs reserves of $6 million, relating to restructuring plans committed to or executed prior to 2004. Most of these remaining exit costs reserves represent long-term lease payments, which will continue to be paid over periods throughout and after 2007.

NOTE 10: RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of the net periodic benefit cost for all major funded and unfunded U.S. and Non-U.S. defined benefit plans for the three and six months ended June 30 are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S
Service cost	$18	$7	$22	$9	$39	$14	$46	$19
Interest cost	78	50	82	45	158	98	164	87
Expected return on plan assets	(136)	(61)	(130)	(56)	(272)	(122)	(260)	(109)
Amortization of:
Prior service cost	—	—	—	4	—	—	—	9
Recognized net actuarial loss	1	15	2	21	3	34	6	46
Pension (income) expense before
special termination benefits,
curtailments and settlements	(39)	11	(24)	23	(72)	24	(44)	52
Special termination benefits	15	2	—	29	28	7	—	31
Curtailment (gains) losses	(15)	(4)	(7)	3	(15)	(3)	(7)	5
Settlement (gains) losses	(38)	(4)	8	(3)	(38)	(4)	8	(5)
Net pension (income) expense	(77)	5	(23)	52	(97)	24	(43)	83
Other plans including unfunded plans	—	2	—	6	—	3	—	10
Total net pension (income) expense
from continuing operations	$(77)	$7	$(23)	$58	$(97)	$27	$(43)	$93

For the quarters ended June 30, 2007 and 2006, $17 million and $29 million, respectively, of special termination benefits charges were incurred as a result of the Company's restructuring actions and, therefore, have been included in restructuring costs and other in the Consolidated Statement of Operations. Additionally, as a result of the Company's restructuring actions, the Company recognized net curtailment and settlement gains of $53 million that have been included in restructuring costs and other in the Consolidated Statement of Operations for the quarter ended June 30, 2007.

The Company made contributions (funded plans) or paid benefits (unfunded plans) totaling approximately $24 million relating to its major U.S. and non-U.S. defined benefit pension plans in the second quarter of 2007. The Company expects its contribution (funded plans) and benefit payment (unfunded plans) requirements for its major U.S. and non-U.S. defined benefit pension plans for the balance of 2007 to be approximately $60 million.

Postretirement benefit cost for the Company's U.S., United Kingdom and Canada postretirement benefit plans, which represent the Company's major postretirement plans, include:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2007	2006	2007	2006
Service cost	$2	$3	$4	$6
Interest cost	41	42	82	82
Amortization of:
Prior service cost	(9)	(12)	(20)	(24)
Actuarial loss	12	13	27	28
Other postretirement benefit
cost before curtailment and
settlement (gains) losses	46	46	93	92
Curtailment gain	(5)	(4)	(5)	(4)
Total net postretirement
benefit cost	$41	$42	$88	$88

The Company paid benefits totaling approximately $68 million relating to its U.S., United Kingdom and Canada postretirement benefit plans in the second quarter of 2007. The Company expects to pay benefits of $102 million for these postretirement plans for the balance of 2007.

As a result of the Health Group disposition, as disclosed in Note 15, and the cumulative impact of the ongoing position eliminations under its Pre-2004 and 2004-2007 Restructuring Programs, as disclosed in Note 9, certain of the Company's retirement plans experienced curtailment events in the second quarter of 2007. These curtailment events resulted in the remeasurement of the plans' obligations during the quarter, which decreased the Company's recognized retirement and other postretirement benefit plan obligation by $534 million.

NOTE 11: EARNINGS PER SHARE

As a result of the net loss from continuing operations presented for the three and six months ended June 30, 2007 and 2006, the Company calculates diluted earnings per share using weighted average basic shares outstanding for each period, as utilizing diluted shares would be anti-dilutive to loss per share.

Outstanding options of 30.0 million and 33.9 million, to purchase shares of the Company's common stock, as of June 30, 2007 and 2006, respectively, were not included in the computation of diluted earnings per share because the Company reported a net loss from continuing operations; therefore, the effect would be anti-dilutive.

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

NOTE 12: SHAREHOLDERS' EQUITY

The Company has 950 million shares of authorized common stock with a par value of $2.50 per share, of which 391 million shares had been issued as of June 30, 2007 and December 31, 2006. Treasury stock at cost consists of approximately 104 million shares at June 30, 2007 and December 31, 2006.

NOTE 13: COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2007	2006	2007	2006
Net earnings (loss)	$575	$(282)	$424	$(580)
Unrealized gains on available-for-sale
securities, net of tax	—	—	—	2
Realized and unrealized (losses) gains from hedging
activity, net of tax	—	(2)	—	1
Currency translation adjustments, net of tax	15	6	34	24
Pension and other postretirement benefit plan
obligation activity	357	54	689	206
Total comprehensive income (loss), net of tax	$947	$(224)	$1,147	$(347)

NOTE 14: SEGMENT INFORMATION

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

Film Products Group Segment (FPG): FPG encompasses consumer and professional film, one-time-use cameras, aerial and industrial film, and entertainment imaging products and services. This segment provides consumers, professionals, cinematographers, and other entertainment imaging customers with film-related products and services.

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

All Other: All Other is composed of Kodak's display business and other small, miscellaneous businesses.

Prior period segment results have been revised to conform to the current period segment reporting structure.

Segment financial information is shown below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2007	2006	2007	2006
Net sales from continuing operations:
Consumer Digital Imaging Group	$1,000	$1,105	$1,778	$2,007
Film Products Group	559	660	1,017	1,160
Graphic Communications Group	929	908	1,793	1,778
All Other	22	15	41	35
Consolidated total	$2,510	$2,688	$4,629	$4,980

Earnings (loss) from continuing operations before interest,
other income (charges), net and income taxes:
Consumer Digital Imaging Group	$(64)	$(133)	$(178)	$(300)
Film Products Group	133	119	207	170
Graphic Communications Group	37	16	53	40
All Other	(8)	(25)	(21)	(41)
Total of segments	98	(23)	61	(131)
Restructuring costs and other	(316)	(224)	(467)	(440)
Other operating income (expenses), net	33	(6)	39	(11)
Legal settlement	—	(4)	—	(4)
Interest expense	(31)	(43)	(56)	(84)
Other income (charges), net	21	6	38	38
Consolidated loss from continuing
operations before income taxes	$(195)	$(294)	$(385)	$(632)

	At	At
(in millions)	June 30, 2007	December 31, 2006
Segment total assets:
Consumer Digital Imaging Group	$3,325	$3,170
Film Products Group	2,953	3,229
Graphic Communications Group	4,002	3,916
All Other	82	47
Total of segments	10,362	10,362
Cash and marketable securities	1,953	1,487
Deferred income tax assets	752	750
Other corporate assets/reserves	7	(158)
Assets held for sale	—	1,879
Consolidated total assets	$13,074	$14,320

NOTE 15: DISCONTINUED OPERATIONS

On April 30, 2007, the Company sold all of the assets and business operations of its Health Group segment to Onex Healthcare Holdings, Inc. (“Onex”) (now known as Carestream Health, Inc.), a subsidiary of Onex Corporation, for up to $2.55 billion. The price was composed of $2.35 billion in cash at closing and $200 million in additional future payments if Onex achieves certain returns with respect to its investment. If Onex investors realize an internal rate of return in excess of 25% on their investment, the Company will receive payment equal to 25% of the excess return, up to $200 million.

The Company recognized a pre-tax gain of $980 million on the sale in the second quarter of 2007. The pre-tax gain excludes the following: up to $200 million of potential future payments related to Onex's return on its investment as noted above; potential charges related to settling pension obligations with Onex in future periods; and any adjustments that may be made in the future that are currently under review.

The Company used a portion of the initial $2.35 billion cash proceeds to fully repay its approximately $1.15 billion of Secured Term Debt. About 8,100 employees of the Company associated with the Health Group transitioned to Carestream Health, Inc. as part of the transaction. Also included in the sale were manufacturing operations focused on the production of health imaging products, as well as an office building in Rochester, NY.

The following is a summary of the composition of Earnings from discontinued operations, net of income taxes, included in the Consolidated Statement of Operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2007	2006	2007	2006
Revenues from Health Group operations (1)	$196	$672	$754	$1,269
Pre-tax income from Health Group operations	$4	$62	$34	$106
Pre-tax gain on sale of Health Group segment	980	—	980	—
Provision (benefit) for income taxes	257	(11)	264	(15)
Earnings from discontinued operations, net of income taxes	$727	$73	$750	$121
____________________

(1)	Due to the April 30, 2007 close date, 2007 amounts include one month of revenue and four months of revenue in the three months and six months ended June 30, 2007, respectively.

Upon authorization of the Company's Board of Directors on January 8, 2007, the Company met all the requirements of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," for accounting for the Health Group segment as a discontinued operation. As such, the Health Group business ceased depreciation and amortization of long-lived assets. In accordance with EITF No. 87-24, "Allocation of Interest to Discontinued Operations," the Company allocated certain interest expense on debt that was required to be repaid as a result of the sale. Interest expense allocated to discontinued operations totaled $7 million and $22 million for the three months ended June 30, 2007 and 2006, respectively, and $30 million and $43 million for the six months ended June 30, 2007 and 2006, respectively.

In accordance with SFAS No. 109, "Accounting for Income Taxes," the Company recorded a tax benefit in continuing operations associated with the realization of current year losses in certain jurisdictions where it has historically had a valuation allowance due to the recognition of the pre-tax gain in discontinued operations.

The following assets and liabilities, related to the Health Group business, were segregated and included in current and non-current Assets of discontinued operations and Liabilities of discontinued operations, as appropriate, in the Consolidated Statement of Financial Position at December 31, 2006.

December 31,
(in millions)	2006
Receivables, net	$598
Inventories, net	201
Other current assets	12
Current assets of discontinued operations	$811
Property, plant and equipment, net	$240
Goodwill	612
Other long-term assets	216
Noncurrent assets of discontinued operations	$1,068
Current liabilities of discontinued operations	$431
Pension and other postretirement liabilities	$30
Other long-term liabilities	10
Noncurrent liabilities of discontinued operations	$40

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

Film Products Group Segment (FPG): FPG encompasses consumer and professional film, one-time-use cameras, aerial and industrial film, and entertainment imaging products and services. This segment provides consumers, professionals, cinematographers, and other entertainment imaging customers with film-related products and services.

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

All Other: All Other is composed of Kodak's display business and other small, miscellaneous businesses.

Prior period segment results have been revised to conform to the current period segment reporting structure.

SUMMARY

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in millions, except per share data)	2007	2006	Change	2007	2006	Change
Net sales	$2,510	$2,688	-7%	$4,629	$4,980	-7%
Loss from continuing operations before interest, other income
(charges), net and income taxes	(185)	(257)	+28	(367)	(586)	+37
Loss from continuing operations	(152)	(355)	+57	(326)	(701)	+53
Earnings from discontinued operations	727	73	+896	750	121	+520
Net earnings (loss)	575	(282)	+304	424	(580)	+173
Basic and diluted net earnings (loss) per share:
Continuing operations	(.53)	(1.24)	+57	(1.14)	(2.44)	+53
Discontinued operations	2.53	0.26	+873	2.61	0.42	+521
Total	2.00	(0.98)	+304	1.47	(2.02)	+173

Net Sales from Continuing Operations by Reportable Segment and All Other

	Three Months Ended June 30,				Six Months Ended June 30,
				Foreign				Foreign
				Currency				Currency
(in millions)	2007	2006	Change	Impact*	2007	2006	Change	Impact*
Consumer Digital Imaging Group
Inside the U.S.	$512	$565	-9%	0%	$901	$990	-9%	0%
Outside the U.S.	488	540	-10	+3	877	1,017	-14	+3
Total Consumer Digital Imaging Group	1,000	1,105	-10	+2	1,778	2,007	-11	+1
Film Products Group
Inside the U.S.	133	201	-34	0	250	332	-25	0
Outside the U.S.	426	459	-7	+3	767	828	-7	+4
Total Film Products Group	559	660	-15	+2	1,017	1,160	-12	+3
Graphic Communications Group
Inside the U.S.	304	314	-3	0	586	627	-7	0
Outside the U.S.	625	594	+5	+6	1,207	1,151	+5	+7
Total Graphic Communications Group	929	908	+2	+4	1,793	1,778	+1	+4
All Other
Inside the U.S.	19	13	+46	0	29	30	-3	0
Outside the U.S.	3	2	+50	0	12	5	+140	0
Total All Other	22	15	+47	0	41	35	+17	0
Consolidated
Inside the U.S.	968	1,093	-11	0	1,766	1,979	-11	0
Outside the U.S.	1,542	1,595	-3	+5	2,863	3,001	-5	+4
Consolidated Total	$2,510	$2,688	-7%	+3%	$4,629	$4,980	-7%	+3%
____________________

*	Represents the percentage point change in segment net sales for the period that is attributable to foreign currency fluctuations

Net Sales from the Company's Operations Outside the U.S.
(in millions)

	Three Months Ended June 30,				Six Months Ended June 30,
				Foreign				Foreign
				Currency				Currency
Region	2007	2006	Change	Impact*	2007	2006	Change	Impact*
Europe, Africa and Middle East region	$818	$824	-1%	+7%	$1,488	$1,525	-2%	+9%
Asia Pacific region	453	500	-9%	+2%	881	950	-7%	+2%
Canada and Latin America region	271	271	0%	0%	494	526	-6%	0%
Total net sales outside the U.S.	$1,542	$1,595	-3%	+5%	$2,863	$3,001	-5%	+4%
____________________

*	Represents the impact of foreign currency fluctuations on the change in the net sales for the period

(Loss) Earnings from Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes by Reportable Segment and All Other

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in millions)	2007	2006	Change	2007	2006	Change
Consumer Digital Imaging Group	$(64)	$(133)	+52%	$(178)	$(300)	+41%
Percent of Sales	(6)%	(12)%		(10)%	(15)%
Film Products Group	$133	$119	+12%	$207	$170	+22%
Percent of Sales	24%	18%		20%	15%
Graphic Communications Group	$37	$16	+131%	$53	$40	+33%
Percent of Sales	4%	2%		3%	2%
All Other	$(8)	$(25)	+68%	$(21)	$(41)	+49%
Percent of Sales	(36)%	(167)%		(51)%	(117)%
Total of segments	$98	$(23)	+526%	$61	$(131)	+147%
Percent of Sales	4%	(1)%		1%	(3)%
Restructuring costs and other	(316)	(224)		(467)	(440)
Other operating income (expenses), net	33	(6)		39	(11)
Legal settlement	—	(4)		—	(4)
Interest expense	(31)	(43)		(56)	(84)
Other income (charges), net	21	6		38	38
Consolidated loss from continuing operations before income
taxes	$(195)	$(294)	+34%	$(385)	$(632)	+39%

COSTS AND EXPENSES

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in millions)	2007	2006	Change	2007	2006	Change
Gross profit	$646	$575	+12%	$1,075	$1,044	+3%
Percent of Sales	25.7%	21.4%		23.2%	21.0%
Selling, general and administrative expenses	$437	$518	-16%	$832	$1,025	-19%
Percent of Sales	17.4%	19.3%		18.0%	20.6%
Research and development costs	$132	$152	-13%	$269	$300	-10%
Percent of Sales	5.3%	5.7%		5.8%	6.0%

2007 COMPARED WITH 2006

Second Quarter

RESULTS OF OPERATIONS – CONTINUING OPERATIONS

CONSOLIDATED

Worldwide Revenues

Net worldwide sales were $2,510 million for the second quarter of 2007 as compared with $2,688 million for the second quarter of 2006, representing a decrease of $178 million or 7%. The decrease in net sales was primarily due to declines in volumes and unfavorable price/mix, which decreased second quarter sales by approximately 6.6 and 2.7 percentage points, respectively. The decrease in volumes was primarily driven by Consumer Film Capture within FPG, snapshot printing within Digital Capture and Devices and the traditional portion of Retail Printing, both within CDG, and the traditional consumables portion of Prepress Solutions within GCG. The negative price/mix was primarily driven by Digital Capture and Devices and Retail Printing, both within CDG, as well as Consumer Film Capture and Entertainment Imaging within FPG. Second quarter sales were positively impacted by foreign exchange, which increased sales by $71 million or approximately 2.6 percentage points.

Digital Strategic Product Groups' Revenues

The Company's digital product sales were $1,460 million for the second quarter of 2007 as compared with $1,417 million for the prior year quarter, representing an increase of $43 million, or 3%, primarily driven by increased revenues from Enterprise Solutions and growth in the digital prepress consumables portion of Prepress Solutions, both within GCG. CDG digital revenues were essentially flat year-over-year primarily driven by the decline in snapshot printing, partially offset by sales of the recently introduced digital picture frames.

Traditional Strategic Product Groups' Revenues

Net sales of the Company's traditional products were $1,044 million for the second quarter of 2007 as compared with $1,262 million for the prior year quarter, representing a decrease of $218 million, or 17%, primarily driven by declines in Consumer Film Capture within FPG, Retail Printing within CDG, and traditional prepress consumables sales within GCG.

Product sales from new technologies were $6 million for the second quarter of 2007 and $9 million for the second quarter of 2006.

Gross Profit

Gross profit was $646 million for the second quarter of 2007 as compared with $575 million for the second quarter of 2006, representing an increase of $71 million, or 12%. The gross profit margin was 25.7% in the current quarter as compared with 21.4% in the prior year quarter. The 4.3 percentage point increase was primarily attributable to reduced manufacturing and other costs, which increased gross profit margins by approximately 6.0 percentage points, and were driven by a combination of lower restructuring-related charges, lower depreciation expense, and the impact of the Company's cost reduction initiatives, partially offset by increased silver and aluminum costs. Gross profit margins were also favorably impacted by foreign exchange, which increased gross profit margins by approximately 0.8 percentage points. These increases were partially offset by unfavorable price/mix and volume declines, which reduced gross profit margins by approximately 2.0 percentage points and 0.5 percentage points, respectively. The negative price/mix was primarily driven by Digital Capture and Devices within CDG, Prepress Solutions within GCG and price/mix declines within FPG, while the volume declines were largely driven by Consumer Film Capture within FPG, snapshot printing within CDG, and the traditional portion of Retail Printing within CDG.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) were $437 million for the second quarter of 2007 as compared with $518 million for the prior year quarter, representing a decrease of $81 million, or 16%. SG&A as a percentage of sales decreased from 19% in the second quarter of 2006 to 17% in the second quarter of 2007. The year-over-year decrease in SG&A is primarily attributable to significant Company-wide cost reduction actions.

Research and Development Costs

Research and development costs (R&D) were $132 million for the second quarter of 2007 as compared with $152 million for the second quarter of 2006, representing a decrease of $20 million, or 13%. R&D as a percentage of sales was 5% for the second quarter of 2007 as compared with the prior year quarter of 6%. This decrease was primarily driven by the continuing realignment of resources, as well as the timing of development of new products.

Restructuring Costs and Other

Restructuring costs and other were $295 million for the second quarter of 2007 as compared with $156 million for the prior year quarter, representing an increase of $139 million or 89%. The most significant portion of the second quarter costs was a $238 million impairment charge taken in the current quarter related to the sale of the Company's Xiamen, China facility. These costs, as well as the restructuring-related costs reported in cost of goods sold, are discussed in further detail under "RESTRUCTURING COSTS AND OTHER" below.

Other Operating (Income) Expenses, Net

The other operating (income) expenses, net category includes gains and losses on sales of capital assets and certain asset impairment charges. Other operating income was $33 million for the second quarter of 2007 as compared with other operating expenses of $6 million for the second quarter of 2006, representing an improvement of $39 million. This improvement was largely driven by the gain on the sale of the Light Management Films business, as well as increased gains on sales of capital assets in the current quarter.

Loss From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

The loss from continuing operations before interest, other income (charges), net and income taxes for the second quarter of 2007 was $185 million as compared with a loss of $257 million for the second quarter of 2006, representing an improvement in earnings of $72 million. This change is attributable to the reasons described above.

Interest Expense

Interest expense for the second quarter of 2007 was $31 million as compared with $43 million for the prior year quarter, representing a decrease of $12 million, or 28%. Lower interest expense is primarily due to lower debt levels as a result of the full payoff of the Company's Secured Term Debt in the current quarter.

Other Income (Charges), Net

The other income (charges), net category includes interest income, income and losses from equity investments, and foreign exchange gains and losses. Other income for the current quarter was $21 million as compared with other income of $6 million for the second quarter of 2006. The increase of $15 million is primarily attributable to higher interest income, and was also impacted by lower losses on foreign exchange transactions than in the prior year.

Income Tax (Benefit) Provision

For the second quarter of 2007, the Company recorded a benefit of $43 million on a pre-tax loss of $195 million, representing an effective rate of 22.1%. The difference of $25 million between the recorded benefit of $43 million and the benefit of $68 million that would result from applying the U.S. statutory rate of 35.0% is primarily attributable to: (1) losses generated in certain jurisdictions outside the U.S., which were not benefited and (2) the mix of earnings from operations in certain lower-taxed jurisdictions outside the U.S. Other significant items that caused the difference from the statutory tax rate include non-U.S. tax benefits of $27 million associated with restructuring costs and asset impairments; a net benefit of $15 million associated with adjustments related to uncertain tax positions; and a provision of $42 million associated with the establishment of valuation allowances in foreign jurisdictions.

During the second quarter the Company identified a deferred tax asset in a recently acquired non-U.S. subsidiary, which should have been appropriately reserved with a valuation allowance in a prior period. Therefore, the Company recorded a valuation allowance of $20 million in the current quarter. This amount is included in the $42 million provision discussed above.

In accordance with SFAS No. 109, "Accounting for Income Taxes," the Company recorded a tax benefit in continuing operations associated with the realization of current year losses in certain jurisdictions where it has historically had a valuation allowance due to the recognition of the pre-tax gain in discontinued operations.

For the second quarter of 2006, the Company recorded a provision of $61 million on a pre-tax loss of $294 million, representing an effective rate of (20.7)%. The difference of $164 million between the recorded provision of $61 million and the benefit of $103 million that would result from applying the U.S. statutory rate of 35.0% is primarily attributable to: (1) losses generated within the U.S. and in certain jurisdictions outside the U.S., which were not benefited and (2) the mix of earnings from operations in certain lower-taxed jurisdictions outside the U.S. Other significant items that caused the difference from the statutory tax rate include non-U.S. tax benefits of $27 million associated with restructuring costs and asset impairments; and discrete tax charges relating primarily to purchase accounting for the Creo acquisition, tax rate changes, and impacts from ongoing tax audits with respect to open tax years of $41 million.

Loss From Continuing Operations

The loss from continuing operations for the second quarter of 2007 was $152 million, or $.53 per basic and diluted share, as compared with a loss from continuing operations for the second quarter of 2006 of $355 million, or $1.24 per basic and diluted share, representing an improvement in earnings of $203 million. This improvement in earnings from continuing operations is attributable to the reasons described above.

CONSUMER DIGITAL IMAGING GROUP

Worldwide Revenues

Net worldwide sales for CDG were $1,000 million for the second quarter of 2007 as compared with $1,105 million for the second quarter of 2006, representing a decrease of $105 million, or 10%. The decrease in net sales was comprised of volume declines, which reduced net sales by approximately 7.3 percentage points, and unfavorable price/mix, which reduced net sales by approximately 3.8 percentage points. The decrease in volumes was primarily driven by snapshot printing and the traditional portion of Retail Printing, partially offset by sales of the recently introduced digital picture frames, while the negative price/mix was largely attributable to Digital Capture and Devices and lower kiosk equipment sales offset by higher media sales within Retail Printing. These declines were partially offset by favorable foreign exchange, which increased net sales by approximately 1.6 percentage points.

Net worldwide sales of Digital Capture and Devices, which includes consumer digital cameras, accessories, memory products, snapshot printers and related media, and intellectual property royalties, decreased 3% in the second quarter of 2007 as compared with the prior year quarter, primarily reflecting negative price/mix on digital cameras and lower snapshot printing volumes, partially offset by sales of new digital picture frames, intellectual property royalties and favorable exchange. For digital still cameras, Kodak remains in the top three market position on a worldwide basis through May.

Net worldwide sales of Retail Printing decreased 17% in the second quarter of 2007 as compared with the prior year quarter, reflecting volume declines and negative price/mix, partially offset by favorable foreign exchange. Sales of photofinishing services declined 43% from the second quarter of 2006, reflecting continuing industry film processing volume declines. This decline in photofinishing services was partially offset by increased sales of kiosks and related media, which increased 2% from the prior year quarter. The change in kiosks and related media sales reflects strong consumables sales at retail locations, with 4x6 media volumes increasing 36% versus last year, substantially offset by lower kiosk equipment sales.

Digital Strategic Product Groups' Revenues

CDG digital product sales are comprised of digital capture and devices, kiosks/media, online printing, consumer inkjet systems, and imaging sensors.

Digital product sales for CDG were $645 million for the second quarter of 2007 as compared with $647 million for the prior year quarter, representing a decrease of $2 million. The decrease was primarily driven by declines in sales of digital cameras and snapshot printing, partially offset by growth in intellectual property royalties and sales of digital picture frames.

Traditional Strategic Product Groups' Revenues

CDG traditional product sales are comprised of consumer and professional photographic paper, photochemicals and photofinishing services.

Traditional product sales for CDG were $355 million for the second quarter of 2007 as compared with $458 million for the second quarter of 2006, representing a decrease of $103 million, or 22%. This decrease was primarily driven by declines in photofinishing services and photographic paper.

Gross Profit

Gross profit for CDG was $174 million for the second quarter of 2007 as compared with $146 million for the prior year quarter, representing an increase of $28 million or 19%. The gross profit margin was 17.4% in the current quarter as compared with 13.2% in the prior year quarter. The 4.2 percentage point increase was primarily attributable to reductions in cost, which improved gross profit margins by approximately 5.8 percentage points, and favorable foreign exchange, which improved gross profit margins by approximately 1.0 percentage point. The reductions in cost were primarily driven by lower depreciation expense, the impact of the Company's cost reduction initiatives and more effective product portfolio management, partially offset by costs associated with the scaling of manufacturing and new product introduction activities in the Consumer Inkjet Systems business and by adverse silver costs. These improvements in gross profit margins were partially offset by unfavorable price/mix and volume declines. Price/mix negatively impacted gross profit margins by approximately 2.3 percentage points, primarily driven by Digital Capture and Devices and kiosks/media, partially offset by the year-over-year increase in intellectual property royalties. Volume declines reduced gross profit margins by approximately 0.4 percentage points, primarily driven by snapshot printing, and the traditional portion of Retail Printing.

Selling, General and Administrative Expenses

SG&A expenses for CDG decreased $29 million, or 14%, from $207 million in the second quarter of 2006 to $178 million in the current quarter, and decreased as a percentage of sales from 19% for the second quarter of 2006 to 18% for the current quarter. This decrease was primarily driven by focused cost reduction initiatives and improved go-to-market structure, partially offset by increased advertising expenses associated with Consumer Inkjet Systems.

Research and Development Costs

R&D costs for CDG decreased $12 million, or 17%, from $72 million in the second quarter of 2006 to $60 million in the current quarter and decreased as a percentage of sales from 7% for the second quarter of 2006 to 6% for the current quarter. This decrease is attributable to spending incurred in 2006 related to the development of Consumer Inkjet Systems, which were introduced in the first quarter of 2007, and related to cost reduction actions within CDG's other businesses.

Loss From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

The loss from continuing operations before interest, other income (charges), net and income taxes for CDG was $64 million in the second quarter of 2007 as compared with a loss of $133 million in the second quarter of 2006, representing an improvement in earnings of $69 million or 52%, as a result of the factors described above.

FILM PRODUCTS GROUP

Worldwide Revenues

Net worldwide sales for FPG were $559 million for the second quarter of 2007 as compared with $660 million for the second quarter of 2006, representing a decrease of $101 million, or 15%. The decrease in net sales was comprised of: (1) lower volumes, which decreased second quarter sales by approximately 15.3 percentage points and were primarily attributable to Consumer Film Capture and (2) declines related to negative price/mix, which reduced net sales by approximately 2.5 percentage points and were primarily attributable to Consumer Film Capture and Entertainment Imaging. These decreases were partially offset by favorable foreign exchange, which increased net sales by approximately 2.4 percentage points.

Net worldwide sales of Consumer Film Capture, including consumer roll film (35mm and APS film), one-time-use cameras (OTUC), professional films, and reloadable traditional film cameras, decreased 30% in the second quarter of 2007 as compared with the second quarter of 2006, primarily reflecting continuing industry volume declines and negative price/mix, partially offset by favorable exchange.

Net worldwide sales for Entertainment Imaging films, which includes origination, intermediate, and print films for the entertainment industry, were flat compared with the prior year, primarily reflecting volume increases in color print films and favorable exchange across all product lines, partially offset by volume declines in origination films and unfavorable price/mix across all product lines.

Gross Profit

Gross profit for FPG was $227 million for the second quarter of 2007 as compared with $243 million for the prior year quarter, representing a decrease of $16 million or 7%. The gross profit margin was 40.6% in the current quarter as compared with 36.8% in the prior year quarter. The 3.8 percentage point increase was primarily attributable to decreased manufacturing and other costs, which positively impacted gross profit margins by approximately 7.2 percentage points, which were driven by lower depreciation expense and the impact of the Company's cost reduction initiatives, partially offset by increased silver costs. Favorable foreign exchange increased gross profit margins by approximately 1.7 percentage points. These increases were partially offset by unfavorable price/mix and volume declines, which reduced gross profit margins by approximately 4.7 percentage points and 0.6 percentage points, respectively. Negative price/mix impacted essentially all businesses in FPG, while the volume declines were primarily driven by Consumer Film Capture.

Selling, General and Administrative Expenses

SG&A expenses for FPG decreased $33 million, or 28%, from $119 million in the second quarter of 2006 to $86 million in the current quarter, and decreased as a percentage of sales from 18% in the prior year quarter to 15% in the current quarter. The decline in SG&A was attributable to the concentrated efforts of the business to reduce costs.

Research and Development Costs

R&D costs for FPG were $5 million in the second quarter of 2006 as compared with $8 million in the current quarter, and remained constant as a percentage of sales at 1%.

Earnings From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

Earnings from continuing operations before interest, other income (charges), net and income taxes for FPG were $133 million in the second quarter of 2007 as compared with earnings of $119 million in the second quarter of 2006, representing an increase of $14 million or 12%, as a result of the factors described above.

GRAPHIC COMMUNICATIONS GROUP

Worldwide Revenues

Net worldwide sales for GCG were $929 million for the second quarter of 2007 as compared with $908 million for the prior year quarter, representing an increase of $21 million, or 2%. The increase in net sales was primarily attributable to favorable exchange, which increased net sales by approximately 4.2 percentage points, primarily within Prepress Solutions and Document Imaging. This increase was partially offset by unfavorable price/mix, which decreased sales by approximately 1.5 percentage points, and volume declines, which decreased sales by approximately 0.4 percentage points. The unfavorable price/mix was primarily driven by Prepress Solutions and Document Imaging, partially offset by favorable price/mix within Enterprise Solutions. The volume declines were driven by Document Imaging, Digital Printing Solutions, and traditional prepress consumables within Prepress Solutions, partially offset by volume increases in Enterprise Solutions and digital prepress consumables within Prepress Solutions.

Net worldwide sales of Prepress Solutions increased 1%, primarily driven by increased sales of digital plates, partially offset by declines in sales of analog plates.

Net worldwide sales of Document Imaging were flat compared with prior year, driven by increased service revenue, offset by scanner mix and traditional document imaging media.

Net worldwide sales of Digital Printing Solutions decreased 2%, primarily driven by declines in equipment, partially offset by growth in consumables and service.

Net worldwide sales of Enterprise Solutions increased 40%, primarily attributable to revenue growth from workflow software and digital front-end controllers.

Digital Strategic Product Groups' Revenues

GCG digital product sales are comprised of Enterprise Solutions, Digital Printing Solutions, portions of Prepress Solutions and portions of Document Imaging.

Sales of digital products and services for GCG were $815 million for the second quarter of 2007 as compared with $770 million for the prior year quarter, representing an increase of $45 million, or 6%. The increase in digital products and services revenue was primarily attributable to increased sales from Enterprise Solutions and the digital portions of Prepress Solutions, as well as the favorable impact of exchange.

Traditional Strategic Product Groups' Revenues

GCG traditional product sales are comprised of sales of traditional prepress consumables, including analog plates and graphics film, and traditional document imaging equipment and media. These sales were $114 million for the current quarter as compared with $138 million for the prior year quarter, representing a decrease of $24 million, or 17%. The decrease in sales was primarily attributable to lower volumes of analog plates and graphics film.

Gross Profit

Gross profit for GCG was $260 million for the second quarter of 2007 as compared with $253 million in the prior year quarter, representing an increase of $7 million, or 3%. The gross profit margin was 28.0% in the current quarter as compared with 27.9% in the prior year quarter. The increase in the gross profit margin of 0.1 percentage point was primarily attributable to favorable price/mix, partially offset by unfavorable foreign exchange and increased manufacturing costs. Price/mix increased gross profit margins by approximately 0.7 percentage points and was primarily driven by Enterprise Solutions and Prepress Solutions, while unfavorable foreign exchange reduced gross profit margins by approximately 0.4 percentage points. Manufacturing and other costs reduced gross profit margins by approximately 0.2 percentage points, primarily driven by higher aluminum costs, partially offset by cost reduction actions and lower depreciation expense.

Selling, General and Administrative Expenses

SG&A expenses for GCG were $172 million for the second quarter of 2007 as compared with $185 million in the prior year quarter, representing a decrease of $13 million, or 7%, and decreased as a percentage of sales from 20% to 19%. The decrease in SG&A is largely attributable to continuing integration synergies and targeted cost reductions.

Research and Development Costs

R&D costs for GCG decreased $1 million, or 2%, from $52 million for the second quarter of 2006 to $51 million for the current quarter, and decreased as a percentage of sales from 6% in the second quarter of 2006 to 5% in the current year quarter.

Earnings From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

Earnings from continuing operations before interest, other income (charges), net and income taxes for GCG were $37 million in the second quarter of 2007 as compared with earnings of $16 million in the second quarter of 2006, representing an increase of $21 million, or 131%. This increase in earnings is attributable to the reasons outlined above.

ALL OTHER

Worldwide Revenues

Net worldwide sales for All Other were $22 million for the second quarter of 2007 as compared with $15 million for the second quarter of 2006, representing an increase of $7 million, or 47%.

Loss From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

The loss from continuing operations before interest, other income (charges), net and income taxes for All Other was $8 million in the current quarter as compared with a loss of $25 million in the second quarter of 2006. This $17 million improvement in earnings was largely driven by lower R&D spending related to the display business.

RESULTS OF OPERATIONS - DISCONTINUED OPERATIONS

On April 30, 2007, the Company sold all of the assets and business operations of its Health Group segment to Onex Healthcare Holdings, Inc. (“Onex”) (now known as Carestream Health, Inc.), a subsidiary of Onex Corporation, for up to $2.55 billion. The price was composed of $2.35 billion in cash at closing and $200 million in additional future payments if Onex achieves certain returns with respect to its investment. If Onex investors realize an internal rate of return in excess of 25% on their investment, the Company will receive payment equal to 25% of the excess return, up to $200 million.

The Company recognized a pre-tax gain of $980 million on the sale in the second quarter of 2007. The pre-tax gain excludes the following: up to $200 million of potential future payments related to Onex's return on its investment as noted above; potential charges related to settling pension obligations with Onex in future periods; and any adjustments that may be made in the future that are currently under review.

The Company used a portion of the initial $2.35 billion cash proceeds to fully repay its approximately $1.15 billion of Secured Term Debt. About 8,100 employees of the Company associated with the Health Group transitioned to Carestream Health, Inc. as part of the transaction. Also included in the sale were manufacturing operations focused on the production of health imaging products, as well as an office building in Rochester, NY.

Upon authorization of the Company's Board of Directors on January 8, 2007, the Company met all the requirements of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," for accounting for the Health Group segment as a discontinued operation. As such, the Health Group business ceased depreciation and amortization of long-lived assets. In accordance with EITF No. 87-24, "Allocation of Interest to Discontinued Operations," the Company allocated certain interest expense on debt that was required to be repaid as a result of the sale. Interest expense allocated to discontinued operations totaled $7 million and $22 million for the three months ended June 30, 2007 and 2006, respectively.

Total Company earnings from discontinued operations for the three months ended June 30, 2007 and 2006 of $727 million (including a pre-tax gain on sale of $980 million) and $73 million, respectively, were net of a provision for income taxes of $257 million, and a benefit for income taxes of $11 million, respectively.

NET EARNINGS (LOSS)

Net earnings for the second quarter of 2007 were $575 million, or $2.00 per basic and diluted share, as compared with a net loss for the second quarter of 2006 of $282 million, or $.98 per basic and diluted share, representing an improvement in earnings of $857 million or 304%. This improvement in earnings is attributable to the reasons outlined above.

Year to date

RESULTS OF OPERATIONS – CONTINUING OPERATIONS

CONSOLIDATED

Worldwide Revenues

Net worldwide sales were $4,629 million for the six months ended June 30, 2007 as compared with $4,980 million for the six months ended June 30, 2006, representing a decrease of $351 million or 7%. The decrease in net sales was primarily due to declines in volumes and unfavorable price/mix, which decreased current period sales by approximately 6.2 and 3.6 percentage points, respectively. The decrease in volumes was primarily driven by Consumer Film Capture within FPG, snapshot printing within Digital Capture and Devices and the traditional portion of Retail Printing, both within CDG, and the traditional prepress consumables portion of Prepress Solutions within GCG. The negative price/mix was primarily driven by Digital Capture and Devices and Retail Printing within CDG. First half sales were positively impacted by foreign exchange, which increased sales by $139 million or approximately 2.8 percentage points.

Digital Strategic Product Groups' Revenues

The Company's digital product sales were $2,670 million for the six months ended June 30, 2007 as compared with $2,667 million for the six months ended June 30, 2006, representing an increase of $3 million, primarily driven by revenue growth in digital prepress consumables sales and Enterprise Solutions revenues within GCG, and kiosks and related media within CDG, which offset declines in Digital Capture and Devices within CDG and Digital Printing Solutions within GCG.

Traditional Strategic Product Groups' Revenues

Net sales of the Company's traditional products were $1,940 million for the six months ended June 30, 2007 as compared with $2,288 million for the six months ended June 30, 2006, representing a decrease of $348 million, or 15%, primarily driven by declines in Consumer Film Capture within FPG, Retail Printing within CDG, and the traditional consumables portion of Prepress Solutions within GCG, partially offset by increases in Entertainment Imaging within FPG.

Sales from new technologies were $19 million for the six months ended June 30, 2007 and $25 million for the six months ended June 30, 2006.

Gross Profit

Gross profit was $1,075 million for the six months ended June 30, 2007 as compared with $1,044 million for the six months ended June 30, 2006, representing an increase of $31 million, or 3%. The gross profit margin was 23.2% in the current period as compared with 21.0% in the prior year period. The 2.2 percentage point increase was primarily attributable to reduced manufacturing and other costs, which favorably impacted gross profit margins by approximately 4.6 percentage points, due to a combination of cost reduction initiatives and lower depreciation expense, which were partially offset by increased silver and aluminum costs. Foreign exchange also favorably impacted gross profit margins by approximately 1.0 percentage point. These increases in gross profit margins were partially offset by unfavorable price/mix, which reduced gross profit margins by approximately 3.2 percentage points and were primarily driven by Digital Capture and Devices within CDG and Entertainment Imaging within FPG.

Selling, General and Administrative Expenses

SG&A expenses were $832 million for the six months ended June 30, 2007 as compared with $1,025 million for the six months ended June 30, 2006, representing a decrease of $193 million, or 19%. SG&A as a percentage of sales decreased from 21% in the six months ended June 30, 2006 to 18% in the six months ended June 30, 2007. The year-over-year decrease in SG&A is primarily attributable to significant Company-wide cost reduction actions.

Research and Development Costs

R&D costs were $269 million for the six months ended June 30, 2007 as compared with $300 million for the six months ended June 30, 2006, representing a decrease of $31 million, or 10%. R&D as a percentage of sales remained constant at approximately 6%. This dollar decrease was primarily driven by the continuing realignment of resources, as well as the timing of development of new products.

Restructuring Costs and Other

Restructuring costs and other were $380 million for the six months ended June 30, 2007 as compared with $294 million for the prior year period, representing an increase of $86 million or 29%. The most significant portion of the year-to-date costs was a $238 million impairment charge related to the sale of the Company's Xiamen, China facility. These costs, as well as the restructuring-related costs reported in cost of goods sold, are discussed in further detail under "RESTRUCTURING COSTS AND OTHER" below.

Other Operating (Income) Expenses, Net

The other operating (income) expenses, net category includes gains and losses on sales of capital assets and certain asset impairment charges. Other operating income was $39 million for the six months ended June 30, 2007, as compared with $11 million of other operating expenses for the six months ended June 30, 2006, representing a year-over-year improvement of $50 million. This change was primarily attributable to increased gains on the sale of capital assets around the world in the current year period, as well as the gain on the sale of the Company's Light Management Films business in 2007. Additionally, the change was impacted by lower asset impairment charges in the current year period than in the prior year period.

Loss From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

The loss from continuing operations before interest, other income (charges), net and income taxes for the six months ended June 30, 2007 was $367 million as compared with a loss of $586 million for the six months ended June 30, 2006, representing an improvement in earnings of $219 million. This change is attributable to the reasons described above.

Interest Expense

Interest expense for the six months ended June 30, 2007 was $56 million as compared with $84 million for the prior year period, representing a decrease of $28 million, or 33%. Lower interest expense is primarily due to lower debt levels as a result of the full payoff of the Company's Secured Term Debt in the second quarter.

Income Tax (Benefit) Provision

For the six months ended June 30, 2007, the Company recorded a benefit of $59 million on a pre-tax loss of $385 million, representing an effective rate of 15.3%. The difference of $76 million between the recorded benefit of $59 million and the benefit of $135 million that would result from applying the U.S. statutory rate of 35.0% is primarily attributable to: (1) losses generated in certain jurisdictions outside the U.S., which were not benefited and (2) the mix of earnings from operations in certain lower-taxed jurisdictions outside the U.S. Other significant items that result in a difference from the statutory tax rate include non-U.S. tax benefits of $37 million associated with restructuring costs and asset impairments; a net benefit of $58 million associated with adjustments related to uncertain tax positions; and a provision of $50 million associated with the establishment of valuation allowances in foreign jurisdictions.

During the second quarter the Company identified a deferred tax asset in a recently acquired non-U.S. subsidiary, which should have been appropriately reserved with a valuation allowance in a prior period. Therefore, the Company recorded a valuation allowance of $20 million in the current quarter. This amount is included in the $50 million provision discussed above.

In accordance with SFAS No. 109, "Accounting for Income Taxes," the Company recorded a tax benefit in continuing operations associated with the realization of current year losses in certain jurisdictions where it has historically had a valuation allowance due to the recognition of the pre-tax gain in discontinued operations.

For the six months ended June 30, 2006, the Company recorded a provision of $69 million on a pre-tax loss of $632 million, representing an effective rate of (10.9)%. The difference of $290 million between the recorded provision of $69 million and the benefit of $221 million that would result from applying the U.S. statutory rate of 35.0% is primarily attributable to: (1) losses generated within the U.S. and in certain jurisdictions outside the U.S., which were not benefited and (2) the mix of earnings from operations in certain lower-taxed jurisdictions outside the U.S. Other significant items that result in a difference from the statutory tax rate include non-U.S. tax benefits of $56 million associated with restructuring costs and asset impairments; and discrete tax charges relating primarily to purchase accounting for the Creo and KPG acquisitions, tax rate changes, and impacts from ongoing tax audits with respect to open tax years of $55 million.

Loss From Continuing Operations

The loss from continuing operations for the six months ended June 30, 2007 was $326 million, or $1.14 per basic and diluted share, as compared with a loss from continuing operations for the six months ended June 30, 2006 of $701 million, or $2.44 per basic and diluted share, representing an improvement in earnings of $375 million. This improvement in earnings from continuing operations is attributable to the reasons described above.

CONSUMER DIGITAL IMAGING GROUP

Worldwide Revenues

Net worldwide sales for CDG were $1,778 million for the six months ended June 30, 2007 as compared with $2,007 million for the six months ended June 30, 2006, representing a decrease of $229 million, or 11%. The decrease in net sales was comprised of volume declines, which reduced net sales by approximately 6.1 percentage points, and unfavorable price/mix, which reduced net sales by approximately 6.8 percentage points. The negative price/mix was primarily driven by Digital Capture and Devices and Retail Printing, while the decrease in volumes was largely attributable to snapshot printing and the traditional portion of Retail Printing, partially offset by sales of the recently introduced digital picture frames. These declines were partially offset by favorable foreign exchange, which increased net sales by approximately 1.5 percentage points.

Net worldwide sales of Digital Capture and Devices, which includes consumer digital cameras, accessories, memory products, snapshot printers and related media, and intellectual property royalties, decreased 10% in the six months ended June 30, 2007 as compared with the prior year period, primarily reflecting negative price/mix on digital cameras and lower snapshot printing volumes, partially offset by intellectual property royalties and digital picture frames. For digital still cameras, Kodak remains in the top three market position on a worldwide basis through May.

Net worldwide sales of Retail Printing decreased 15% in the six months ended June 30, 2007 as compared with the prior year period, reflecting volume declines and negative price/mix, partially offset by favorable foreign exchange. Sales of photofinishing services declined 42% as compared with the prior year period, reflecting continuing industry film processing volume declines. This decline in photofinishing services was partially offset by increased sales of kiosks and related media, which increased 6% from the prior year period. The change in kiosks and related media sales reflects strong consumables sales at retail locations, with 4x6 media volumes increasing 40% versus last year, partially offset by lower kiosk equipment sales.

Digital Strategic Product Groups' Revenues

CDG digital product sales are comprised of digital capture and devices, kiosks/media, online printing, consumer inkjet systems, and imaging sensors.

Digital product sales for CDG were $1,106 million for the six months ended June 30, 2007 as compared with $1,160 million for the prior year period, representing a decrease of $54 million, or 5%. The decrease was primarily driven by declines in sales of digital cameras and snapshot printing, partially offset by growth in new digital picture frames, intellectual property royalty revenues, kiosks/media, and imaging sensors.

Traditional Strategic Product Groups' Revenues

CDG traditional product sales are comprised of consumer and professional photographic paper, photochemicals and photofinishing services.

Traditional product sales for CDG were $672 million for the six months ended June 30, 2007 as compared with $847 million for the six months ended June 30, 2006, representing a decrease of $175 million, or 21%. This decrease was primarily driven by declines in photofinishing services and photographic paper.

Gross Profit

Gross profit for CDG was $274 million for the six months ended June 30, 2007 as compared with $254 million for the prior year period, representing an increase of $20 million or 8%. The gross profit margin was 15.4% in the current period as compared with 12.7% in the prior year period. The 2.7 percentage point increase was primarily attributable to reductions in cost, which improved gross profit margins by approximately 8.3 percentage points, and favorable foreign exchange, which improved gross profit margins by approximately 1.0 percentage point. The reductions in cost were primarily driven by lower depreciation expense, the impact of the Company's cost reduction initiatives, and more effective product portfolio management, partially offset by costs associated with the scaling of manufacturing and new product introduction activities in the Consumer Inkjet Systems business and by adverse silver costs. These improvements in gross profit margins were partially offset by unfavorable price/mix, which negatively impacted gross profit margins by approximately 6.5 percentage points, primarily driven by Digital Capture and Devices, partially offset by the year-over-year increase in intellectual property royalties.

Selling, General and Administrative Expenses

SG&A expenses for CDG decreased $79 million, or 19%, from $409 million in the six months ended June 30, 2006 to $330 million in the current period, and decreased as a percentage of sales from 20% for the six months ended June 30, 2006 to 19% for the current period. This decrease was primarily driven by focused cost reduction initiatives and improved go-to-market structure, partially offset by increased advertising expenses associated with Consumer Inkjet Systems.

Research and Development Costs

R&D costs for CDG decreased $23 million, or 16%, from $145 million in the six months ended June 30, 2006 to $122 million in the current period and remained constant as a percentage of sales at 7%. This absolute dollar decrease is largely attributable to spending incurred in 2006 related to the development of Consumer Inkjet Systems, which were introduced in the first quarter of 2007, and related to cost reduction actions.

Loss From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

The loss from continuing operations before interest, other income (charges), net and income taxes for CDG was $178 million in the six months ended June 30, 2007 as compared with a loss of $300 million in the six months ended June 30, 2006, representing an improvement in earnings of $122 million or 41%, as a result of the factors described above.

FILM PRODUCTS GROUP

Worldwide Revenues

Net worldwide sales for FPG were $1,017 million for the six months ended June 30, 2007 as compared with $1,160 million for the six months ended June 30, 2006, representing a decrease of $143 million, or 12%. The decrease in net sales was comprised of: (1) lower volumes, which decreased year-to-date sales by approximately 12.9 percentage points and were primarily attributable to Consumer Film Capture, partially offset by volume increases in Entertainment Imaging, and (2) declines related to negative price/mix, which reduced net sales by approximately 2.1 percentage points and were primarily attributable to Consumer Film Capture and Entertainment Imaging. These decreases were partially offset by favorable foreign exchange, which increased net sales by approximately 2.7 percentage points.

Net worldwide sales of Consumer Film Capture, including consumer roll film (35mm and APS film), one-time-use cameras (OTUC), professional films, and reloadable traditional film cameras, decreased 29% in the six months ended June 30, 2007 as compared with the prior year period, primarily reflecting continuing industry volume declines and negative price/mix, partially offset by favorable exchange.

Net worldwide sales for Entertainment Imaging films, which includes origination, intermediate, and print films for the entertainment industry, increased 3%, primarily reflecting volume increases in print films and favorable exchange, partially offset by unfavorable price/mix.

Gross Profit

Gross profit for FPG was $385 million for the six months ended June 30, 2007 as compared with $422 million for the prior year period, representing a decrease of $37 million or 9%. The gross profit margin was 37.9% in the current period as compared with 36.4% in the prior year period. The 1.5 percentage point increase was primarily attributable to reduced manufacturing and other costs, which favorably impacted gross profit margins by approximately 2.6 percentage points, and which were driven by cost reduction initiatives and lower depreciation expense, partially offset by higher silver costs. Favorable foreign exchange increased gross profit margins by approximately 1.8 percentage points. These cost decreases were partially offset by unfavorable price/mix, which negatively impacted gross profit margins by approximately 2.6 percentage points.

Selling, General and Administrative Expenses

SG&A expenses for FPG decreased $73 million, or 31%, from $236 million in the six months ended June 30, 2006 to $163 million in the current period, and decreased as a percentage of sales from 20% in the prior year period to 16% in the current period. The decline in SG&A was attributable to the impacts of focused cost reduction actions.

Earnings From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

Earnings from continuing operations before interest, other income (charges), net and income taxes for FPG were $207 million in the six months ended June 30, 2007 as compared with earnings of $170 million in the six months ended June 30, 2006, representing an increase of $37 million or 22%, as a result of the factors described above.

GRAPHIC COMMUNICATIONS GROUP

Worldwide Revenues

Net worldwide sales for GCG were $1,793 million for the six months ended June 30, 2007 as compared with $1,778 million for the prior year period, representing an increase of $15 million, or 1%. The increase in net sales was primarily attributable to favorable foreign exchange, which increased net sales by approximately 4.4 percentage points, and was primarily driven by Prepress Solutions and Document Imaging. This increase was partially offset by volume declines, which reduced net sales by approximately 2.3 percentage points, and negative price/mix, which reduced net sales by approximately 1.3 percentage points. The volume declines were primarily driven by equipment within Digital Printing Solutions and the traditional prepress consumables portion of Prepress Solutions, partially offset by volume increases in Enterprise Solutions. Unfavorable price/mix was primarily attributable to Prepress Solutions, Document Imaging, and commercial inkjet printing within Digital Printing Solutions.

Net worldwide sales of Prepress Solutions increased 1%, primarily driven by increased sales of digital plates, partially offset by declines in sales of analog plates.

Net worldwide sales of Document Imaging increased 1%, primarily driven by increased service revenues, partially offset by scanner mix and traditional document imaging media.

Net worldwide sales of Digital Printing Solutions decreased 3%, primarily driven by declines in equipment, partially offset by growth in consumables and service.

Net worldwide sales of Enterprise Solutions increased 14%, primarily driven by growth from workflow software.

Digital Strategic Product Groups' Revenues

GCG digital product sales are comprised of Enterprise Solutions, Digital Printing Solutions, portions of Prepress Solutions, and Document Imaging.

Sales of digital products and services for GCG were $1,564 million for the six months ended June 30, 2007 as compared with $1,507 million for the prior year period, representing an increase of $57 million, or 4%. The increase in digital products and services revenue was primarily attributable to increased sales from Enterprise Solutions, the digital portion of Prepress Solutions and favorable exchange, partially offset by decreases in Digital Printing and Document Imaging.

Traditional Strategic Product Groups' Revenues

GCG traditional product sales are comprised of sales of traditional prepress consumables, including analog plates and graphics film, and traditional document imaging equipment and media. These sales were $229 million for the current period as compared with $271 million for the prior year period, representing a decrease of $42 million, or 15%. The decrease in sales was primarily attributable to lower volumes of analog plates and graphics film.

Gross Profit

Gross profit for GCG was $490 million for the six months ended June 30, 2007 as compared with $507 million in the prior year period, representing a decrease of $17 million, or 3%. The gross profit margin was 27.3% in the current period as compared with 28.5% in the prior year period. The decrease in the gross profit margin of 1.2 percentage points was primarily attributable to higher aluminum and silver costs and other manufacturing costs, which together decreased gross profit margins by approximately 1.3 percentage points.

Selling, General and Administrative Expenses

SG&A expenses for GCG were $335 million for the six months ended June 30, 2007 as compared with $367 million in the prior year period, representing a decrease of $32 million, or 9%, and decreased as a percentage of sales from 21% to 19%. The decrease in SG&A is largely attributable to continuing integration synergies.

Research and Development Costs

R&D costs for GCG increased $2 million, or 2%, from $100 million for the six months ended June 30, 2006 to $102 million for the current period, and remained constant as a percentage of sales at 6%.

Earnings From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

Earnings from continuing operations before interest, other income (charges), net and income taxes for GCG were $53 million in the six months ended June 30, 2007 as compared with earnings of $40 million in the six months ended June 30, 2006, representing an increase of $13 million, or 33%. This increase in earnings is attributable to the reasons outlined above.

ALL OTHER

Worldwide Revenues

Net worldwide sales for All Other were $41 million for the six months ended June 30, 2007 as compared with $35 million for the six months ended June 30, 2006, representing an increase of $6 million, or 17%.

Loss From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

The loss from continuing operations before interest, other income (charges), net and income taxes for All Other was $21 million in the current period as compared with a loss of $41 million in the six months ended June 30, 2006. This $20 million improvement in earnings is largely attributable to lower R&D spending related to the display business.

RESULTS OF OPERATIONS - DISCONTINUED OPERATIONS

On April 30, 2007, the Company sold all of the assets and business operations of its Health Group segment to Onex Healthcare Holdings, Inc. Refer to "Results of Operations - Discontinued Operations" for the second quarter on page 33.

Interest expense allocated to discontinued operations totaled $30 million and $43 million for the six months ended June 30, 2007 and 2006, respectively.

Total Company earnings from discontinued operations for the six months ended June 30, 2007 and 2006 of $750 million (including a pre-tax gain on sale of $980 million) and $121 million, respectively, were net of a provision for income taxes of $264 million, and a benefit for income taxes of $15 million, respectively.

NET EARNINGS (LOSS)

Net earnings for the six months ended June 30, 2007 were $424 million, or $1.47 per basic and diluted share, as compared with a net loss for the six months ended June 30, 2006 of $580 million, or $2.02 per basic and diluted share, representing an improvement in earnings of $1,004 million or 173%. This improvement in earnings is attributable to the reasons outlined above.

RESTRUCTURING COSTS AND OTHER

The Company has undertaken a cost reduction program that was initially announced in January 2004. This program is referred to as the “2004–2007 Restructuring Program.” This program was expected to result in total charges of $1.3 billion to $1.7 billion over a three-year period, of which $700 million to $900 million related to severance, with the remainder relating to the disposal of buildings and equipment. Overall, Kodak's worldwide facility square footage was expected to be reduced by approximately one-third. Approximately 12,000 to 15,000 positions worldwide were expected to be eliminated through these actions primarily in global manufacturing, selected traditional businesses and corporate administration.

The Company subsequently expanded the program to extend into 2007, and increased the expected employment reductions and total charges. On February 8, 2007, the Company again updated the ranges for anticipated restructuring activity. The Company now expects that the total employment reductions will be in the range of 28,000 to 30,000 positions and total charges will be in the range of $3.6 billion to $3.8 billion.

The increase in expected cost is due to the realization that further reductions are required to achieve the Company’s target cost model.

The aforementioned 2004-2007 Restructuring Program underpins a dramatic transformation of the Company focused on two primary elements of cost restructuring: manufacturing infrastructure and operating expense rationalization. As this four-year effort has progressed, the underlying business model necessarily has evolved, requiring broader and more costly manufacturing infrastructure reductions (primarily non-cash charges) than originally anticipated, as well as similarly broader rationalization of selling, administrative and other business resources (primarily severance charges). In addition, the recent divestiture of the Health Group has further increased the amount of reductions necessary to appropriately scale the Corporate infrastructure.

The actual charges for initiatives under this program are recorded in the period in which the Company commits to formalized restructuring plans or executes the specific actions contemplated by the program and all criteria for restructuring charge recognition under the applicable accounting guidance have been met.

Restructuring Programs Summary

The activity in the accrued restructuring balances and the non-cash charges incurred in relation to all of the Company’s restructuring programs were as follows for the second quarter of 2007:

						Other
	Balance					Adjustments	Balance
	March 31,	Costs		Cash	Non-cash	and	June 30,
(in millions)	2007	Incurred (1)	Reversals	Payments (2)	Settlements	Reclasses (3)	2007
2004-2007 Restructuring Program:
Severance reserve	$196	$19	$—	$(83)	$—	$41	$173
Exit costs reserve	26	30	—	(32)	—	—	24
Total reserve	$222	$49	$—	$(115)	$—	$41	$197
Long-lived asset impairments
and inventory write-downs	$—	$257	$—	$—	$(257)	$—	$—
Accelerated depreciation	$—	$15	$—	$—	$(15)	$—	$—
Pre-2004 Restructuring Programs:
Severance reserve	$—	$—	$—	$—	$—	$—	$—
Exit costs reserve	6	—	—	—	—	—	6
Total reserve	$6	$—	$—	$—	$—	$—	$6
Total of all restructuring programs	$228	$321	$—	$(115)	$(272)	$41	$203

____________________

(1)	The costs incurred include both continuing operations of $316 million and discontinued operations of $5 million.

(2)	During the three months ended June 30, 2007, the Company paid approximately $120 million related to restructuring. Of this total amount, $115 million was recorded against restructuring reserves, while $5 million was recorded against pension and other postretirement liabilities.

(3)	The total restructuring charges of $321 million include pension and other postretirement charges and credits for curtailments, settlements and special termination benefits. However, because the impact of these charges and credits relate to the accounting for pensions and other postretirement benefits, the related impacts on the Consolidated Statement of Financial Position are reflected in their respective components as opposed to within the accrued restructuring balances at June 30, 2007. Accordingly, the Other Adjustments and Reclasses column of the table above includes reclassifications to Other long-term assets and Pension and other postretirement liabilities for the position elimination-related impacts on the Company's pension and other postretirement employee benefit plan arrangements, including net curtailment and settlement gains and special termination benefits of $37 million and reclassifications to Other long-term liabilities for other severance-related costs of $2 million. Additionally, the Other Adjustments and Reclasses column of the table above includes foreign currency translation of $2 million.

The costs incurred, which total $321 million for the three months ended June 30, 2007, include $15 million and $6 million of charges related to accelerated depreciation and inventory write-downs that were reported in cost of goods sold in the accompanying Consolidated Statement of Operations for the three months ended June 30, 2007. Of the remaining costs incurred, net of reversals, $5 million was included in discontinued operations and $295 million was reported as restructuring costs and other in the accompanying Consolidated Statement of Operations for the three months ended June 30, 2007. The severance costs and exit costs require the outlay of cash, while long-lived asset impairments, accelerated depreciation and inventory write-downs represent non-cash items.

2004-2007 Restructuring Program Activity

The Company implemented certain actions under the program during the second quarter of 2007. As a result of these actions, the Company recorded charges of $321 million in the second quarter of 2007, which were composed of severance, long-lived asset impairments, exit costs, inventory write-downs, and accelerated depreciation of $19 million, $251 million, $30 million, $6 million, and $15 million, respectively. Included in these amounts, $3 million of severance and $2 million of exit costs are presented as discontinued operations. The severance costs related to the elimination of approximately 1,100 positions, including approximately 175 photofinishing, 425 manufacturing, 25 research and development and 475 administrative positions. The geographic composition of the positions to be eliminated includes approximately 325 in the United States and Canada and 775 throughout the rest of the world. The reduction of the 1,100 positions and the $49 million charges for severance and exit costs are reflected in the 2004-2007 Restructuring Program table below. The $251 million charge in the second quarter for long-lived asset impairments was included in restructuring costs and other in the accompanying Consolidated Statement of Operations for the three months ended June 30, 2007, respectively. The charges taken for inventory write-downs of $6 million were reported in cost of goods sold in the accompanying Consolidated Statement of Operations for the three months ended June 30, 2007.

As a result of initiatives implemented under the 2004-2007 Restructuring Program, the Company also recorded $15 million of accelerated depreciation on long-lived assets in cost of goods sold in the accompanying Consolidated Statement of Operations for the three months ended June 30, 2007. The accelerated depreciation relates to long-lived assets accounted for under the held and used model of SFAS No. 144. The total amount of $15 million relates to $14 million of manufacturing facilities and equipment, and $1 million of administrative facilities that will be used until their abandonment. The Company will incur approximately $4 million of accelerated depreciation in the third quarter of 2007 as a result of the initiatives already implemented under the 2004-2007 Restructuring Program.

In April 2007, the Company entered into an agreement to sell its manufacturing site in Xiamen, China. This sale closed in the second quarter of 2007 and resulted in a non-cash charge of approximately $238 million. This action is part of the 2004-2007 Restructuring Program.

Under this program, on a life-to-date basis as of June 30, 2007, the Company has recorded charges of $3,220 million, which was composed of severance, long-lived asset impairments, exit costs, inventory write-downs and accelerated depreciation of $1,322 million, $611 million, $304 million, $75 million and $908 million, respectively. The severance costs related to the elimination of approximately 25,600 positions, including approximately 6,425 photofinishing, 11,950 manufacturing, 1,450 research and development and 5,775 administrative positions.

The following table summarizes the activity with respect to the charges recorded in connection with the focused cost reduction actions that the Company has committed to under the 2004-2007 Restructuring Program and the remaining balances in the related reserves at June 30, 2007:

(dollars in millions)

					Long-lived
					Asset
			Exit		Impairments
	Number of	Severance	Costs		and Inventory	Accelerated
(dollars in millions)	Employees	Reserve	Reserve	Total	Write-downs	Depreciation
2004 charges - continuing operations	8,975	$405	$95	$500	$156	$152
2004 charges - discontinued operations	650	13	4	17	1	—
2004 reversals - continuing operations	—	(6)	(1)	(7)	—	—
2004 utilization	(5,175)	(169)	(47)	(216)	(157)	(152)
2004 other adj. & reclasses	—	24	(15)	9	—	—
Balance at 12/31/04	4,450	267	36	303	—	—
2005 charges - continuing operations	7,850	472	82	554	160	391
2005 charges - discontinued operations	275	25	2	27	1	—
2005 reversals - continuing operations	—	(3)	(6)	(9)	—	—
2005 utilization	(10,225)	(377)	(95)	(472)	(161)	(391)
2005 other adj. & reclasses	—	(113)	4	(109)	—	—
Balance at 12/31/05	2,350	271	23	294	—	—
2006 charges - continuing operations	5,150	266	66	332	97	273
2006 charges - discontinued operations	475	52	3	55	3	12
2006 reversals - continuing operations	—	(3)	(1)	(4)	—	—
2006 utilization	(5,700)	(416)	(67)	(483)	(100)	(285)
2006 other adj. & reclasses	—	58	—	58	—	—
Balance at 12/31/06	2,275	228	24	252	—	—
Q1 2007 charges - continuing operations	1,075	53	22	75	11	65
Q1 2007 charges - discontinued operations	50	17	—	17	—	—
Q1 2007 utilization	(1,000)	(84)	(20)	(104)	(11)	(65)
Q1 2007 other adj. & reclasses	—	(18)	—	(18)	—	—
Balance at 3/31/07	2,400	196	26	222	—	—
Q2 2007 charges - continuing operations	1,100	16	28	44	257	15
Q2 2007 charges - discontinued operations	—	3	2	5	—	—
Q2 2007 utilization	(1,250)	(83)	(32)	(115)	(257)	(15)
Q2 2007 other adj. & reclasses	—	41	—	41	—	—
Balance at 6/30/07	2,250	$173	$24	$197	$—	$—

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

The charges of $321 million recorded in the second quarter of 2007 included $10 million applicable to FPG, $24 million applicable to CDG, $10 million applicable to GCG, and $272 million that was applicable to manufacturing, research and development, and administrative functions, which are shared across all segments. The remaining $5 million is applicable to discontinued operations.

The restructuring actions implemented during the second quarter of 2007 under the 2004-2007 Restructuring Program are expected to generate future annual cost savings of approximately $89 million and future annual cash savings of approximately $71 million. These cost savings began to be realized by the Company beginning in the second quarter of 2007, and are expected to be fully realized by the end of 2007 as most of the actions and severance payouts are completed. These total cost savings are expected to reduce future cost of goods sold, SG&A, and R&D expenses by approximately $52 million, $36 million, and $1 million, respectively.

Based on all of the actions taken to date under the 2004-2007 Restructuring Program, the program is expected to generate annual cost savings of approximately $1,535 million, including annual cash savings of $1,461 million, as compared with pre-program levels. The Company began realizing these savings in the second quarter of 2004, and expects the savings to be fully realized by the end of 2007 as most of the actions and severance payouts are completed. These total cost savings are expected to reduce cost of goods sold, SG&A, and R&D expenses by approximately $973 million, $419 million, and $143 million, respectively.

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

Pre-2004 Restructuring Programs Activity

At June 30, 2007, the Company had remaining exit costs reserves of $6 million, relating to restructuring plans committed to or executed prior to 2004. Most of these remaining exit costs reserves represent long-term lease payments, which will continue to be paid over periods throughout and after 2007.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Activity
The Company’s cash and cash equivalents increased $456 million for the six months ending June 30, 2007 to $1,925 million. The increase resulted primarily from $2,316 million of net cash provided by investing activities, offset by $1,145 million of net cash used in financing activities and $725 million of net cash used in operating activities for the six months ending June 30, 2007.

The net cash used in continuing operations from operating activities of $695 million for the six months ending June 30, 2007 was primarily attributable to increases in inventories of $149 million and a decrease in liabilities excluding borrowings of $745 million. The increase in inventories is primarily due to inventory balances needed to meet seasonal revenue patterns. The decrease in liabilities excluding borrowings is primarily due to restructuring-related severance benefits and exit costs, lower trade payables and payment of incentive compensation accruals. These uses of cash were partially offset by decreases in receivables of $49 million. The decrease in receivables is a result of seasonally lower sales levels in the six month period ended June 30, 2007 compared with fourth quarter 2006 sales. In addition, the Company's net earnings of $424 million, which, when adjusted for earnings from discontinued operations, net of income taxes; depreciation and amortization; the gain on sales of businesses/assets; restructuring costs, asset impairments and other non-cash charges; and benefit for deferred taxes, provided $234 million of operating cash. Net cash used in discontinued operations from operating activities was $30 million.

The net cash used in continuing operations from investing activities of $19 million was utilized primarily for capital expenditures of $125 million, partially offset by proceeds from sales of businesses and assets of $116 million. Net cash provided by discontinued operations from investing activities was $2,335 million due to the proceeds received in connection with the sale of the Health Group business. The net cash used in financing activities of $1,145 million was primarily the result of a net decrease in borrowings primarily related to the full repayment of the Secured Term Debt.

The Company’s primary uses of cash included restructuring payments, debt payments, capital additions, employee benefit plan payments/contributions, and working capital needs.

Capital additions were $125 million in the six months ended June 30, 2007, with the majority of the spending supporting new products, manufacturing productivity and quality improvements, infrastructure improvements, equipment placements with customers, and ongoing environmental and safety initiatives.

During the six months ended June 30, 2007, the Company expended $235 million against restructuring reserves and pension and other postretirement liabilities, primarily for the payment of severance benefits. Employees whose positions were eliminated could elect to receive severance payments for up to two years following their date of termination.

The Company has a dividend policy whereby it makes semi-annual payments which, when declared, will be paid on the Company’s 10th business day each July and December to shareholders of record on the close of the first business day of the preceding month. On May 9, 2007, the Board of Directors declared a semi-annual cash dividend of $.25 per share payable to shareholders of record at the close of business on June 1, 2007. This dividend was paid on July 16, 2007.

The Company made contributions (funded plans) or paid benefits (unfunded plans) totaling approximately $53 million relating to its major U.S. and non-U.S. defined benefit pension plans in the six months ended June 30, 2007. The Company expects its contribution (funded plans) and benefit payment (unfunded plans) requirements for its major U.S. and non-U.S. defined benefit pension plans for the balance of 2007 to be approximately $60 million.

The Company paid benefits totaling approximately $122 million relating to its U.S., United Kingdom and Canada postretirement benefit plans in the six months ended June 30, 2007. The Company expects to pay benefits of $102 million for its U.S., United Kingdom and Canada postretirement plans for the balance of 2007.

The Company believes that its cash flow from operations, in addition to asset sales, will be sufficient to cover its working capital and capital investment needs and the funds required for future debt reduction, restructuring payments, dividend payments, employee benefit plan payments/contributions, and potential acquisitions. The Company's cash balances and its financing arrangements will be used to bridge timing differences between expenditures and cash generated from operations.

Short-Term Borrowings
As of June 30, 2007, the Company and its subsidiaries, on a consolidated basis, maintained $1,087 million in committed bank lines of credit and $534 million in uncommitted bank lines of credit to ensure continued access to short-term borrowing capacity.

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

The 5-Year Revolving Credit Facility can be used by Eastman Kodak Company (U.S. Borrower) for general corporate purposes including the issuance of letters of credit. Amounts available under the facility can be borrowed, repaid and re-borrowed throughout the term of the facility provided the Company remains in compliance with covenants contained in the Secured Credit Agreement. As of June 30, 2007, there was no debt outstanding and $141 million of letters of credit issued under this facility.

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

At June 30, 2007, there were no borrowings outstanding for these secured credit facilities. The Secured Credit Agreement requires mandatory quarterly prepayment of .25% of any outstanding advances. Debt issue costs incurred of approximately $57 million associated with the Secured Credit Facilities were recorded as an asset and are being amortized over the life of the borrowings. As a result of the payment of secured debt in connection with the sale of the Health Group, approximately $19 million of unamortized costs were written off in the current quarter to the gain on sale within discontinued operations.

Pursuant to the Secured Credit Agreement and associated Security Agreement, each subsidiary organized in the U.S. jointly and severally guarantees the obligations under the Secured Credit Agreement and all other obligations of the Company and its subsidiaries to the Lenders. The guaranty is supported by the pledge of certain U.S. assets of the U.S. Borrower and the Company’s U.S. subsidiaries including, but not limited to, receivables, inventory, equipment, deposit accounts, investments, intellectual property, including patents, trademarks and copyrights, and the capital stock of "Material Subsidiaries." Excluded from pledged assets are real property, “Principal Properties” and equity interests in “Restricted Subsidiaries,” as defined in the Company’s 1988 Indenture.

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

Interest rates for borrowings under the Secured Credit Agreement are dependent on the Company’s Long Term Senior Secured Credit Rating. The Secured Credit Agreement contains various affirmative and negative covenants customary in a facility of this type, including two quarterly financial covenants: (1) a consolidated debt for borrowed money to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (subject to adjustments to exclude any extraordinary income or losses, as defined by the Secured Credit Agreement, interest income and certain non-cash items of income and expense) ratio on a rolling four-quarter basis of not greater than 3.50 to 1 as of December 31, 2006 and thereafter, and (2) a consolidated EBITDA to consolidated interest expense (subject to adjustments to exclude interest expense not related to borrowed money) ratio, on a rolling four-quarter basis, of no less than 3.00 to 1. As of June 30, 2007, the Company was in compliance with all covenants under the Secured Credit Agreement.

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

The Company pays a commitment fee at an annual rate of 50 basis points on the undrawn balance of the 5-Year Revolving Credit Facility at the Company’s current credit rating of Ba1 and B+ from Moody's Investor Services, Inc. (Moody's) and Standard & Poor's Rating Services (S&P), respectively. This fee amounts to $5 million annually, and is reported as interest expense in the Company's Consolidated Statement of Operations.

In addition to the 5-Year Revolving Credit Facility, the Company has other committed and uncommitted lines of credit at June 30, 2007 totaling $87 million and $534 million, respectively. These lines primarily support borrowing needs of the Company’s subsidiaries, which include term loans, overdraft coverage, letters of credit and revolving credit lines. Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market conditions. Total outstanding borrowings against these other committed and uncommitted lines of credit at June 30, 2007 were $18 million and $12 million, respectively. These outstanding borrowings are reflected in the short-term borrowings in the accompanying Consolidated Statement of Financial Position at June 30, 2007.

At June 30, 2007, the Company had outstanding letters of credit totaling $143 million and surety bonds in the amount of $82 million primarily to ensure the payment of possible casualty and workers' compensation claims, environmental liabilities, and to support various customs and trade activities.

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

On May 7, 2007, Moody’s concluded a review for possible downgrade, which was initiated in May 2006 after the Company announced its intention to explore strategic alternatives for its Health business. As a result, the Company’s Corporate and Senior Unsecured ratings were confirmed at B1 and B2, respectively, and the Senior Secured rating, reflecting the remaining 5-Year Revolving Credit Facility, was upgraded from Ba3 to Ba1. The rating outlook was changed from negative to stable.

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

On January 10, 2007, S&P stated that they would keep the Company on credit watch with negative implications, as the Company was placed on credit watch on August 2, 2006. They have concerns that the debt reduction associated with the sale of the Health Group will not fully offset their view of a negative shift in the Company's business portfolio.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company guarantees debt and other obligations of certain customers. At June 30, 2007, these guarantees totaled a maximum of $147 million, with outstanding guaranteed amounts of $101 million. The maximum guarantee amount includes guarantees of up to: $145 million of customer amounts due to banks and leasing companies in connection with financing of customers' purchases of product and equipment from the Company ($101 million outstanding), and $2 million to other third parties (less than $1 million outstanding).

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

Management believes the likelihood is remote that material payments will be required under any of the guarantees disclosed above. With respect to the guarantees that the Company issued in the quarter ended June 30, 2007, the Company assessed the fair value of its obligation to stand ready to perform under these guarantees by considering the likelihood of occurrence of the specified triggering events or conditions requiring performance as well as other assumptions and factors.

The Company also guarantees debt owed to banks and other third parties for some of its consolidated subsidiaries. The maximum amount guaranteed is $698 million, and the outstanding debt under those guarantees, which is recorded within the short-term borrowings and long-term debt, net of current portion components in the accompanying Consolidated Statement of Financial Position, is $244 million. These guarantees expire in 2007 through 2013. Pursuant to the terms of the Company's $2.7 billion Senior Secured Credit Agreement dated October 18, 2005, obligations under the $2.7 billion Secured Credit Facilities and other obligations of the Company and its subsidiaries to the $2.7 billion Secured Credit Facilities lenders are guaranteed.

The Company issues indemnifications in certain instances when it sells businesses and real estate, and in the ordinary course of business with its customers, suppliers, service providers and business partners. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company's request in such capacities. Historically, costs incurred to settle claims related to these indemnifications have not been material to the Company’s financial position, results of operations or cash flows. Additionally, the fair value of the indemnifications that the Company issued during the quarter ended June 30, 2007 was not material to the Company’s financial position, results of operations or cash flows.

OTHER

As of June 30, 2007, there has been no material change in the Company's environmental liability exposure and, therefore, no material change in the undiscounted accrued liabilities for environmental remediation costs relative to December 31, 2006 or June 30, 2006.

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

FASB Interpretation No. 48
In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainty in income taxes recognized in accordance with SFAS No. 109, "Accounting for Income Taxes." This Interpretation prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on various related matters such as derecognition, classification of interest and penalties, and disclosure. The adoption of FIN 48 in the first quarter of 2007 did not have a material impact on the Company’s Consolidated Financial Statements. Further information regarding the adoption of FIN 48 is disclosed in Note 6, "Income Taxes."

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

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this report may be forward-looking in nature, or "forward-looking statements" as defined in the United States Private Securities Litigation Reform Act of 1995. For example, references to the Company's expectations for restructuring plans and charges, receivables, guarantees, amortization expense, cost savings, cash savings, and employment reductions are forward-looking statements.

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

  integration of the Company's businesses to SAP, the Company's enterprise system software;

  completion of various portfolio actions;

  reduction of inventories;

  integration of acquired businesses and consolidation of the Company's subsidiary structure;

  improvement in manufacturing productivity and techniques;

  improvement in working capital management and cash conversion cycle;

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

  changes to accounting rules and tax laws, as well as other factors which could impact the Company's reported financial position or effective tax rate;

  pension and other postretirement benefit cost factors such as actuarial assumptions, market performance, and employee retirement decisions;

  general economic, business, geo-political and regulatory conditions or unanticipated environmental liabilities or costs;

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

Foreign currency forward contracts are used to hedge existing foreign currency denominated assets and liabilities, especially those of the Company’s International Treasury Center, as well as forecasted foreign currency denominated intercompany sales. During the six months ended June 30, 2007, the Company had no foreign currency cash-flow hedges, and nothing was reclassified from other comprehensive income (loss) to cost of goods sold. Silver forward contracts are used to mitigate the Company’s risk to fluctuating silver prices. The Company’s exposure to changes in interest rates results from its investing and borrowing activities used to meet its liquidity needs. Long-term debt is generally used to finance long-term investments, while short-term debt is used to meet working capital requirements. The Company does not utilize financial instruments for trading or other speculative purposes.

Using a sensitivity analysis based on estimated fair value of open forward contracts using available forward rates, if the U.S. dollar had been 10% stronger at June 30, 2007 and 2006, the fair value of open forward contracts would have decreased $60 million and increased $19 million, respectively. Such gains or losses would be substantially offset by losses or gains from the revaluation or settlement of the underlying positions hedged.

Using a sensitivity analysis based on estimated fair value of open forward contracts using available forward prices, if available forward silver prices had been 10% lower at June 30, 2007 and 2006, the fair value of open forward contracts would have decreased $2 million and $3 million, respectively. Such losses in fair value, if realized, would be offset by lower costs of manufacturing silver-containing products.

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

Using a sensitivity analysis based on estimated fair value of short-term and long-term borrowings, if available market interest rates had been 10% (about 57 basis points) higher at June 30, 2007, the fair value of short-term and long-term borrowings would have decreased $2 million and $56 million, respectively. Using a sensitivity analysis based on estimated fair value of short-term and long-term borrowings, if available market interest rates had been 10% (about 68 basis points) higher at June 30, 2006, the fair value of short-term and long-term borrowings would have decreased less than $1 million and $65 million, respectively.

The Company’s financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments. The Company manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties. The Company has procedures to monitor the credit exposure amounts. The maximum credit exposure at June 30, 2007 was not significant to the Company.

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

Item 4. Submission of Matters to a Vote of Security Holders

The 2007 Annual Meeting of Shareholders of Eastman Kodak Company was held on May 9.

A total of 249,871,419 of the Company's shares were present or represented by proxy at the meeting. This represented 87% of the Company's shares outstanding.

The individuals named below were re-elected to a one-year term as Class II Directors:

Name	Votes Received	Votes Withheld
Michael J. Hawley	234,341,155	15,530,264
William H. Hernandez	234,313,484	15,557,935
Hector de J. Ruiz	233,553,168	16,318,251
Laura D'Andrea Tyson	234,030,482	15,840,937

Richard S. Braddock, Debra L. Lee, Timothy M. Donahue, Delano E. Lewis and Antonio M. Perez all continue as directors of the Company.

The election of PricewaterhouseCoopers LLP as independent accountants was ratified, with 246,467,060 shares voting for, 1,424,225 shares voting against, 1,980,134 abstaining, and 0 non-votes.

Item 6. Exhibits

(a) Exhibits required as part of this report are listed in the index appearing on page 55.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EASTMAN KODAK COMPANY
(Registrant)

Date:	August 9, 2007	/s/ Diane E. Wilfong
Diane E. Wilfong
Chief Accounting Officer and Controller

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