Form 10-Q
period 2007-09-30
EASTMAN KODAK CO
filed 2007-11-01
CIK 31235

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

or

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

Yes [   ]      No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding at
Class	October 26, 2007
Common Stock, $2.50 par value	287,976,505

Eastman Kodak Company
Form 10-Q
September 30, 2007

Part I. Financial Information

Item 1. Financial Statements

EASTMAN KODAK COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions, except per share data)	2007	2006	2007	2006
Net sales	$2,581	$2,595	$7,210	$7,575
Cost of goods sold	1,899	1,944	5,453	5,880
Gross profit	682	651	1,757	1,695
Selling, general and administrative expenses	427	464	1,259	1,489
Research and development costs	129	138	398	438
Restructuring costs and other	100	108	480	402
Other operating expenses (income), net	6	(48)	(33)	(37)
Earnings (loss) from continuing operations before interest,
other income (charges), net and income taxes	20	(11)	(347)	(597)
Interest expense	28	51	84	135
Other income (charges), net	37	9	75	47
Earnings (loss) from continuing operations before income taxes	29	(53)	(356)	(685)
(Benefit) provision for income taxes	(5)	30	(64)	99
Earnings (loss) from continuing operations	34	(83)	(292)	(784)
Earnings from discontinued operations, net of income taxes	3	46	753	167
NET EARNINGS (LOSS)	$37	$(37)	$461	$(617)
Basic and diluted net earnings (loss) per share:
Continuing operations	$0.12	$(0.29)	$(1.02)	$(2.73)
Discontinued operations	0.01	0.16	2.62	0.58
Total	$0.13	$(0.13)	$1.60	$(2.15)
Number of common shares used in basic net earnings (loss)
per share	287.8	287.2	287.6	287.2
Incremental shares from assumed conversion of options	0.8	—	—	—
Number of common shares used in diluted net earnings (loss)
per share	288.6	287.2	287.6	287.2

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
CONSOLIDATED STATEMENT OF RETAINED EARNINGS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions)	2007	2006	2007	2006
Retained earnings at beginning of period	$6,305	$6,062	$5,967	$6,717
Net earnings (loss)	37	(37)	461	(617)
Cash dividends	—	—	(72)	(72)
Loss from issuance of treasury stock	(9)	(3)	(23)	(6)
Retained earnings at end of period	$6,333	$6,022	$6,333	$6,022

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
CONSOLIDATED STATEMENT OF FINANCIAL POSITION (Unaudited)

	September 30,	December 31,
(in millions)	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,847	$1,469
Receivables, net	2,130	2,072
Inventories, net	1,230	1,001
Deferred income taxes	114	108
Other current assets	123	96
Assets of discontinued operations	—	811
Total current assets	5,444	5,557
Property, plant and equipment, net	1,906	2,602
Goodwill	1,636	1,584
Other long-term assets	3,945	3,509
Assets of discontinued operations	—	1,068
TOTAL ASSETS	$12,931	$14,320
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and other current liabilities	$3,387	$3,712
Short-term borrowings	330	64
Accrued income and other taxes	303	347
Liabilities of discontinued operations	—	431
Total current liabilities	4,020	4,554
Long-term debt, net of current portion	1,296	2,714
Pension and other postretirement liabilities	3,428	3,934
Other long-term liabilities	1,529	1,690
Liabilities of discontinued operations	—	40
Total liabilities	10,273	12,932
Commitments and Contingencies (Note 7)
SHAREHOLDERS’ EQUITY
Common stock, $2.50 par value	978	978
Additional paid in capital	884	881
Retained earnings	6,333	5,967
Accumulated other comprehensive income (loss)	229	(635)
	8,424	7,191
Less: Treasury stock, at cost	5,766	5,803
Total shareholders’ equity	2,658	1,388
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,931	$14,320

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2007	2006
Cash flows from operating activities:
Net earnings (loss)	$461	$(617)
Adjustments to reconcile to net cash used in operating activities:
Earnings from discontinued operations, net of income taxes	(753)	(167)
Depreciation and amortization	609	910
Gain on sales of businesses/assets	(39)	(49)
Non-cash restructuring costs, asset impairments and other charges	286	116
Benefit for deferred income taxes	(78)	(126)
(Increase) decrease in receivables	(30)	215
(Increase) decrease in inventories	(183)	31
Decrease in liabilities excluding borrowings	(846)	(490)
Other items, net	(121)	(140)
Total adjustments	(1,155)	300
Net cash used in continuing operations	(694)	(317)
Net cash (used in) provided by discontinued operations	(30)	245
Net cash used in operating activities	(724)	(72)
Cash flows from investing activities:
Additions to properties	(179)	(253)
Net proceeds from sales of businesses/assets	146	112
Acquisitions, net of cash acquired	(2)	(3)
Investments in unconsolidated affiliates	—	(10)
Marketable securities - sales	123	89
Marketable securities - purchases	(131)	(88)
Net cash used in continuing operations	(43)	(153)
Net cash provided by (used in) discontinued operations	2,335	(29)
Net cash provided by (used in) investing activities	2,292	(182)
Cash flows from financing activities:
Proceeds from other borrowings	65	580
Repayment of other borrowings	(1,213)	(827)
Dividends to shareholders	(72)	(72)
Exercise of employee stock options	5	—
Net cash used in financing activities	(1,215)	(319)
Effect of exchange rate changes on cash	25	10
Net increase (decrease) in cash and cash equivalents	378	(563)
Cash and cash equivalents, beginning of period	1,469	1,665
Cash and cash equivalents, end of period	$1,847	$1,102

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

Certain amounts for prior periods have been reclassified to conform to the current period classification. Prior period reclassifications include the following:

  Gains and losses on sales of capital assets and certain asset impairment charges that were previously presented in other income (charges), net have been reclassified to other operating (income) expenses, net. Amounts reclassified for the three months and nine months ended September 30, 2006 were $48 million of income and $37 million of income, respectively.

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

In preparing the financial statements for the three- and nine-month periods ended September 30, 2007, the Company recorded adjustments for items that should have been recorded in prior periods, the largest of which is a $20 million tax provision for a valuation allowance recorded in the second quarter of 2007 that should have been recorded in 2006. This item is discussed further in Note 5, "Goodwill and Other Intangibles," and Note 6, "Income Taxes." Each correction recorded in the three- and nine-month periods ended September 30, 2007 is individually no greater than $6 million, other than the item noted above. The Company has determined that these corrections, individually and in the aggregate, are not material to the financial statements as of and for the three- and nine-month periods ended September 30, 2007, to any prior period financial statements, or to its expected full year results for 2007.

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

NOTE 2: RECEIVABLES, NET

	September 30,	December 31,
(in millions)	2007	2006
Trade receivables	$1,729	$1,737
Miscellaneous receivables	401	335
Total (net of allowances of $117 and $134 as of
September 30, 2007 and December 31, 2006,
respectively)	$2,130	$2,072

Of the total trade receivable amounts of $1,729 million and $1,737 million as of September 30, 2007 and December 31, 2006, respectively, approximately $215 million and $272 million, respectively, are expected to be settled through customer deductions in lieu of cash payments. Such deductions represent rebates owed to the customer and are included in accounts payable and other current liabilities in the accompanying Consolidated Statement of Financial Position at each respective balance sheet date.

NOTE 3: INVENTORIES, NET

	September 30,	December 31,
(in millions)	2007	2006
Finished goods	$762	$606
Work in process	272	192
Raw materials	196	203
Total	$1,230	$1,001

NOTE 4: PROPERTY, PLANT AND EQUIPMENT, NET

	September 30,	December 31,
(in millions)	2007	2006
Land	$92	$91
Buildings and building improvements	1,857	2,319
Machinery and equipment	5,875	7,153
Construction in progress	34	86
	7,858	9,649
Accumulated depreciation	(5,952)	(7,047)
Net properties	$1,906	$2,602

Depreciation expense for the three months ended September 30, 2007 and 2006 was $136 million and $243 million, respectively, of which approximately $23 million and $73 million, respectively, represented accelerated depreciation in connection with restructuring actions. Depreciation expense for the nine months ended September 30, 2007 and 2006 was $526 million and $820 million, respectively, of which approximately $103 million and $213 million, respectively, represented accelerated depreciation in connection with restructuring actions.

In April 2007, the Company entered into an agreement to sell its manufacturing site in Xiamen, China. This sale closed in the second quarter of 2007 and resulted in a reduction to net properties of approximately $278 million. This action is part of the 2004-2007 Restructuring Program.

NOTE 5: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $1,636 million and $1,584 million at September 30, 2007 and December 31, 2006, respectively. The changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2007 were as follows:

	As of September 30, 2007
	Consumer
	Digital	Film	Graphic
	Imaging	Products	Communications	Consolidated
(in millions)	Group	Group	Group	Total
Balance at December 31, 2006	$217	$544	$823	$1,584
Additions	—	—	2	2
Purchase accounting adjustment	—	—	24	24
Currency translation adjustments	7	14	5	26
Balance at September 30, 2007	$224	$558	$854	$1,636

During the second quarter of 2007, the Company identified a deferred tax asset in a recently acquired non-U.S. subsidiary that was overstated at the date of acquisition. Therefore, the Company recorded an increase in the value of goodwill of $24 million in the second quarter to appropriately reflect the proper goodwill balance. This $24 million is presented as a purchase accounting adjustment in the table above. The Company also recorded a valuation allowance of $20 million, which should have been recorded in 2006, in order to properly reflect the value of the net deferred tax asset. The Company has determined that this correction is not material to the current period or to any prior period financial statement amounts.

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

The gross carrying amount and accumulated amortization by major intangible asset category as of September 30, 2007 and December 31, 2006 were as follows:

	As of September 30, 2007
	Gross Carrying	Accumulated		Weighted-Average
(in millions)	Amount	Amortization	Net	Amortization Period
Technology-based	$326	$154	$172	7 years
Customer-related	279	119	160	10 years
Other	216	116	100	7 years
Total	$821	$389	$432	8 years

	As of December 31, 2006
	Gross Carrying	Accumulated		Weighted-Average
(in millions)	Amount	Amortization	Net	Amortization Period
Technology-based	$324	$119	$205	7 years
Customer-related	274	95	179	10 years
Other	214	88	126	8 years
Total	$812	$302	$510	8 years

Amortization expense related to purchased intangible assets for the three months ended September 30, 2007 and 2006 was $27 million and $30 million, respectively. Amortization expense related to purchased intangible assets for the nine months ended September 30, 2007 and 2006 was $83 million and $90 million, respectively.

Estimated future amortization expense related to purchased intangible assets at September 30, 2007 is as follows (in millions):

2007	$28
2008	107
2009	102
2010	80
2011	40
2012 and thereafter	75
Total	$432

NOTE 6: INCOME TAXES

The Company’s income tax (benefit) provision and effective tax rate were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(dollars in millions)	2007	2006	2007	2006
Earnings (loss) from continuing operations before income taxes	$29	($53)	($356)	($685)
(Benefit) provision for income taxes	(5)	30	(64)	99
Effective tax rate	(17.2)%	(56.6)%	18.0%	(14.5)%

For the three months ended September 30, 2007, the Company recorded a benefit of $5 million on pre-tax earnings of $29 million, representing an effective rate of (17.2)%. The difference between the effective tax rate and the U.S. statutory rate of 35.0% is primarily attributable to: (1) losses generated in certain jurisdictions outside the U.S., which were not benefited, (2) the mix of earnings from operations in certain lower-taxed jurisdictions outside the U.S., (3) non-U.S. tax benefits of $6 million associated with restructuring costs and asset impairments, (4) a net benefit of $16 million associated with adjustments related to uncertain tax positions, and (5) a tax provision of $13 million associated with the impact of foreign legislative tax rate changes.

In accordance with SFAS No. 109, "Accounting for Income Taxes," the Company recorded a tax benefit in continuing operations associated with the realization of current year losses in certain jurisdictions where it has historically had a valuation allowance due to the recognition of the pre-tax gain in discontinued operations.

For the three months ended September 30, 2006, the Company recorded a provision of $30 million on a pre-tax loss of $53 million, representing an effective rate of (56.6)%. The difference between the effective tax rate and the U.S. statutory rate of 35.0% is primarily attributable to: (1) losses generated within the U.S. and in certain jurisdictions outside the U.S., which were not benefited, (2) the mix of earnings from operations in certain lower-taxed jurisdictions outside the U.S., (3) non-U.S. tax benefits of $8 million associated with restructuring costs and asset impairments, and (4) discrete tax benefits of $9 million relating primarily to tax rate changes, impacts from ongoing tax audits with respect to open tax years, and other property sales gains/losses.

For the nine months ended September 30, 2007, the Company recorded a benefit of $64 million on a pre-tax loss of $356 million, representing an effective rate of 18.0%. The difference between the effective tax rate and the U.S. statutory rate of 35.0% is primarily attributable to: (1) losses generated in certain jurisdictions outside the U.S., which were not benefited, (2) the mix of earnings from operations in certain lower-taxed jurisdictions outside the U.S., (3) non-U.S. tax benefits of $42 million associated with restructuring costs and asset impairments, (4) a net benefit of $75 million associated with adjustments related to uncertain tax positions, and (5) a tax provision of $13 million associated with the impact of foreign legislative tax rate changes.

For the nine months ended September 30, 2006, the Company recorded a provision of $99 million on a pre-tax loss of $685 million, representing an effective rate of (14.5)%. The difference between the effective tax rate and the U.S. statutory rate of 35.0% is primarily attributable to: (1) losses generated within the U.S. and in certain jurisdictions outside the U.S., which were not benefited and (2) the mix of earnings from operations in certain lower-taxed jurisdictions outside the U.S., (3) non-U.S. tax benefits of $64 million associated with restructuring costs and asset impairments, and (4) discrete tax charges of $44 million relating primarily to purchase accounting for the Creo and KPG acquisitions, tax rate changes, impacts from ongoing tax audits with respect to open tax years, and other property sales gains/losses.

During the second quarter of 2007 the Company identified a deferred tax asset in a recently acquired non-U.S. subsidiary that was overstated at the date of acquisition. Therefore, the Company recorded an increase in the value of goodwill of $24 million in the second quarter of 2007 to appropriately reflect the proper goodwill balance. The Company also recorded a valuation allowance of $20 million, which should have been recorded in 2006, in order to properly reflect the value of the net deferred tax asset. This amount is included in the $64 million benefit for the nine months ended September 30, 2007. The Company has determined that this correction is not material to the three- or nine-month periods ended September 30, 2007 or to any prior period financial statement amounts.

The Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48) in the first quarter of 2007. As a result of the implementation of FIN 48, there was no cumulative effect adjustment for unrecognized tax benefits, which would have been accounted for as an adjustment to the January 1, 2007 balance of retained earnings. The Company had a liability for income taxes associated with uncertain tax benefits, including interest and penalties, of $301 million, $324 million and $323 million as of September 30, 2007, June 30, 2007 and March 31, 2007, respectively. For the third quarter of 2007, the decline in the liability for income taxes associated with uncertain tax benefits of $23 million relates to a $20 million decrease as the result of the closure of a foreign jurisdiction audit for tax years 1999 through 2001, and a net decrease of $3 million related to various worldwide tax positions, including interest and payments.

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

The Company files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2000. The Company’s U.S. tax matters for the years 2001 through 2006 remain subject to examination by the Internal Revenue Service. Substantially all material state, local, and foreign income tax matters have been concluded for years through 1998. The Company’s tax matters for the years 1999 through 2006 remain subject to examination by the respective state, local, and foreign tax jurisdiction authorities.

As previously reported, on October 3, 2006, the Company filed a claim for a federal tax refund related to a 1994 loss recognized on the sale of a subsidiary’s stock that was disallowed at that time under Internal Revenue Service regulations. Since that time, the IRS has issued new regulations that serve as the basis for this refund claim. At September 30, 2007, the Company anticipates that this claim will be brought to the Joint Committee of Taxation for review during the fourth quarter of 2007. Based on information available at this time, and in accordance with FIN 48, the Company has not recorded a tax benefit due to the uncertainty of the resolution and the amount associated with the claim.

The Company’s policy regarding interest and/or penalties related to income tax matters is to recognize such items as a component of income tax expense. As of the adoption of FIN 48, the Company had $58 million accrued for income tax-related interest and penalties.

NOTE 7: COMMITMENTS AND CONTINGENCIES

Environmental

At September 30, 2007, the Company’s undiscounted accrued liabilities for environmental remediation costs amounted to $140 million and are reported in other long-term liabilities in the accompanying Consolidated Statement of Financial Position. Included in this amount are the items described below.

The Company is currently implementing a Corrective Action Program required by the Resource Conservation and Recovery Act (RCRA) at the Kodak Park site in Rochester, NY. The Company is currently in the process of completing, and in many cases has completed, RCRA Facility Investigations (RFI), Corrective Measures Studies (CMS) and Corrective Measures Implementation (CMI) for areas at the site. At September 30, 2007, estimated future investigation and remediation costs of $64 million are accrued for this site, the majority of which relates to long-term operation, maintenance of remediation systems and monitoring costs.

The Company has accrued for obligations relating to other operating sites with estimated future investigation, remediation and monitoring costs of $19 million.

The Company has obligations relating to plant closures and former operations. The Company has accrued for obligations with estimated future investigation, remediation and monitoring costs of $37 million at sites of former operations.

The Company has retained certain obligations for environmental remediation and Superfund matters related to certain sites associated with the non-imaging health businesses sold in 1994. The Company has accrued for obligations with estimated future remediation costs of $20 million for these sites.

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

A Consent Decree was signed in 1994 in settlement of a civil complaint brought by the U.S. Environmental Protection Agency and the U.S. Department of Justice. In connection with the Consent Decree, the Company is subject to a Compliance Schedule, under which the Company has improved its waste characterization procedures, upgraded one of its incinerators, and is evaluating and upgrading its industrial sewer system. The total expenditures required to complete this program are currently estimated to be approximately $1 million over the next year. These expenditures are incurred as part of plant operations and, therefore, are not included in the environmental accrual at September 30, 2007.

The Company is presently designated as a potentially responsible party (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (the Superfund Law), or under similar state laws, for environmental assessment and cleanup costs as the result of the Company’s alleged arrangements for disposal of hazardous substances at nine Superfund sites. With respect to each of these sites, the Company’s liability is minimal. In addition, the Company has been identified as a PRP in connection with the non-imaging health businesses in two active Superfund sites. Numerous other PRPs have also been designated at these sites. Although the law imposes joint and several liability on PRPs, the Company’s historical experience demonstrates that these costs are shared with other PRPs. Settlements and costs paid by the Company in Superfund matters to date have not been material. Future costs are also not expected to be material to the Company’s financial position, results of operations or cash flows.

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

Asset Retirement Obligations

As of September 30, 2007, the Company has recorded $71 million of asset retirement obligations within Other long-term liabilities in the accompanying Consolidated Statement of Financial Position.

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

The change in the Company's asset retirement obligations from December 31, 2006 to September 30, 2007 was as follows:

(in millions)
Asset retirement obligations as of December 31, 2006	$92
Liabilities incurred in the current period	3
Liabilities settled in the current period	(36)
Accretion expense	3
Revisions in estimated cash flows	7
Foreign exchange	2
Asset retirement obligations as of September 30, 2007	$71

Other Commitments and Contingencies

At September 30, 2007, the Company had outstanding letters of credit totaling $143 million and surety bonds in the amount of $85 million primarily to ensure the payment of possible casualty and workers’ compensation claims.

The Company and its subsidiary companies are involved in various lawsuits, claims, investigations and proceedings, including product liability, commercial, employment, environmental, and health and safety matters, which are being handled and defended in the ordinary course of business. In addition, the Company is subject to various claims and legal proceedings concerning intellectual property matters, including patent infringement suits in which the Company is a defendant, and suits in which the Company is the plaintiff. There are no such matters pending representing contingent losses that the Company and its General Counsel expect to be material in relation to the Company’s business, financial position, results of operations or cash flows.

NOTE 8: GUARANTEES

The Company guarantees debt and other obligations of certain customers. The debt and other obligations are primarily due to banks and leasing companies in connection with financing of customers' purchases of product and equipment from the Company. At September 30, 2007, the following customer guarantees were in place:

	As of September 30, 2007
	Maximum	Amount
(dollars in millions)	Amount	Outstanding
Customer amounts due to banks and leasing companies	$151	$110
Other third-parties	2	—
Total guarantees of customer debt and other obligations	$153	$110

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

Management believes the likelihood is remote that material payments will be required under any of the guarantees disclosed above. With respect to the guarantees that the Company issued in the quarter ended September 30, 2007, the Company assessed the fair value of its obligation to stand ready to perform under these guarantees by considering the likelihood of occurrence of the specified triggering events or conditions requiring performance as well as other assumptions and factors.

The Company also guarantees debt owed to banks and other third parties for some of its consolidated subsidiaries. The maximum amount guaranteed is $666 million, and the outstanding debt under those guarantees, which is recorded within the short-term borrowings and long-term debt, net of current portion components in the accompanying Consolidated Statement of Financial Position, is $239 million. These guarantees expire in 2007 through 2013. Pursuant to the terms of the Company's $2.7 billion Senior Secured Credit Agreement dated October 18, 2005, obligations under the $2.7 billion Secured Credit Facilities and other obligations of the Company and its subsidiaries to the $2.7 billion Secured Credit Facilities lenders are guaranteed.

Indemnifications

The Company issues indemnifications in certain instances when it sells businesses and real estate, and in the ordinary course of business with its customers, suppliers, service providers and business partners. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company's request in such capacities. Historically, costs incurred to settle claims related to these indemnifications have not been material to the Company’s financial position, results of operations or cash flows. Additionally, the fair value of the indemnifications that the Company issued during the quarter ended September 30, 2007 was not material to the Company’s financial position, results of operations or cash flows.

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

(in millions)
Accrued warranty obligations at December 31, 2006	$39
Actual warranty experience during 2007	(35)
2007 warranty provisions	31
Accrued warranty obligations at September 30, 2007	$35

The Company also offers its customers extended warranty arrangements that are generally one year, but may range from three months to three years after the original warranty period. The Company provides repair services and routine maintenance under these arrangements. The Company has not separated the extended warranty revenues and costs from the routine maintenance service revenues and costs, as it is not practicable to do so. Therefore, these revenues and costs have been aggregated in the presentation below. Costs incurred under these arrangements for the nine months ended September 30, 2007 amounted to $131 million. The change in the Company's deferred revenue balance in relation to these extended warranty arrangements from December 31, 2006 to September 30, 2007, which is reflected in accounts payable and other current liabilities in the accompanying Consolidated Statement of Financial Position, was as follows:

(in millions)
Deferred revenue at December 31, 2006	$143
New extended warranty arrangements in 2007	292
Recognition of extended warranty arrangement revenue in 2007	(280)
Adjustments for changes in estimate in 2007	(1)
Deferred revenue at September 30, 2007	$154

NOTE 9: RESTRUCTURING COSTS AND OTHER

The Company has undertaken a cost reduction program that was initially announced in January 2004. This program is referred to as the “2004–2007 Restructuring Program.” This program was expected to result in total charges of $1.3 billion to $1.7 billion over a three-year period ending in 2006, of which $700 million to $900 million related to severance, with the remainder relating to the disposal of buildings and equipment. Overall, Kodak's worldwide facility square footage was expected to be reduced by approximately one-third. Approximately 12,000 to 15,000 positions worldwide were expected to be eliminated through these actions primarily in global manufacturing, selected traditional businesses and corporate administration.

The Company subsequently expanded the program to extend into 2007 and increased the expected employment reductions to 28,000 to 30,000 positions and total charges to $3.6 billion to $3.8 billion. The Company now expects that the total employment reductions will be in the range of 27,000 to 28,000 positions and total charges will be in the range of $3.4 billion to $3.6 billion. These new estimates reflect greater efficiencies in manufacturing infrastructure projects as well as the Company’s ability to outsource or sell certain operations, which reduces involuntary severance charges.

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

Restructuring Programs Summary

The activity in the accrued restructuring balances and the non-cash charges incurred in relation to all of the Company's restructuring programs were as follows for the third quarter of 2007:

						Other
	Balance					Adjustments	Balance
	June 30,	Costs		Cash	Non-cash	and	Sept. 30,
(in millions)	2007	Incurred (1)	Reversals	Payments (2)	Settlements	Reclasses (3)	2007
2004-2007 Restructuring Program:
Severance reserve	$173	$59	$(1)	$(62)	$—	$(6)	$163
Exit costs reserve	24	38	—	(40)	—	2	24
Total reserve	$197	$97	$(1)	$(102)	$—	$(4)	$187
Long-lived asset impairments and
inventory write-downs	$—	$10	$—	$—	$(10)	$—	$—
Accelerated depreciation	$—	$23	$—	$—	$(23)	$—	$—
Pre-2004 Restructuring Programs:
Severance reserve	$—	$—	$—	$—	$—	$—	$—
Exit costs reserve	6	—	—	(1)	—	1	6
Total reserve	$6	$—	$—	$(1)	$—	$1	$6
Total of all restructuring programs	$203	$130	$(1)	$(103)	$(33)	$(3)	$193
____________________

(1)	The costs incurred include both continuing operations of $128 million and discontinued operations of $2 million.

(2)	During the three months ended September 30, 2007, the Company paid approximately $110 million related to restructuring. Of this total amount, $103 million was recorded against restructuring reserves, while $7 million was recorded against pension and other postretirement liabilities.

(3)	The total restructuring charges of $130 million include pension and other postretirement charges and credits for curtailments, settlements and special termination benefits. However, because the impact of these charges and credits relate to the accounting for pensions and other postretirement benefits, the related impacts on the Consolidated Statement of Financial Position are reflected in their respective components as opposed to within the accrued restructuring balances at September 30, 2007. Accordingly, the Other Adjustments and Reclasses column of the table above includes (1) reclassifications to Other long-term assets and Pension and other postretirement liabilities for the position elimination-related impacts on the Company's pension and other postretirement employee benefit plan arrangements, including net curtailment, settlement and special termination charges of ($11) million, and (2) reclassifications to Other long-term liabilities for the restructuring-related impacts on the Company's environmental remediation liabilities of $1 million. Additionally, the Other Adjustments and Reclasses column of the table above includes foreign currency translation of $7 million.

The costs incurred, net of reversals, which total $129 million for the three months ended September 30, 2007, include $23 million and $4 million of charges related to accelerated depreciation and inventory write-downs that were reported in cost of goods sold in the accompanying Consolidated Statement of Operations for the three months ended September 30, 2007. Of the remaining costs incurred, net of reversals, $2 million was included in discontinued operations and $100 million was reported as restructuring costs and other in the accompanying Consolidated Statement of Operations for the three months ended September 30, 2007. The severance costs and exit costs require the outlay of cash, while long-lived asset impairments, accelerated depreciation and inventory write-downs represent non-cash items.

2004-2007 Restructuring Program Activity

The Company implemented certain actions under the program during the third quarter of 2007. As a result of these actions, the Company recorded charges, net of reversals, of $129 million in the third quarter of 2007, which were composed of severance, long-lived asset impairments, exit costs, inventory write-downs, and accelerated depreciation of $58 million, $6 million, $38 million, $4 million, and $23 million, respectively. Included in these amounts, $2 million of exit costs are presented as discontinued operations. The severance costs related to the elimination of approximately 1,425 positions, including approximately 100 photofinishing, 1,025 manufacturing, 50 research and development and 250 administrative positions. The geographic composition of the positions to be eliminated includes approximately 775 in the United States and Canada and 650 throughout the rest of the world. The reduction of the 1,425 positions and the $129 million charges, net of reversals, are reflected in the 2004-2007 Restructuring Program table below. The $6 million charge in the third quarter for long-lived asset impairments was included in restructuring costs and other in the accompanying Consolidated Statement of Operations for the three months ended September 30, 2007. The charges taken for inventory write-downs of $4 million were reported in cost of goods sold in the accompanying Consolidated Statement of Operations for the three months ended September 30, 2007.

As a result of initiatives implemented under the 2004-2007 Restructuring Program, the Company also recorded $23 million of accelerated depreciation on long-lived assets in cost of goods sold in the accompanying Consolidated Statement of Operations for the three months ended September 30, 2007. The accelerated depreciation relates to long-lived assets accounted for under the held and used model of SFAS No. 144. The total amount of $23 million relates to $22 million of manufacturing facilities and equipment, and $1 million of photofinishing facilities that will be used until their abandonment. The Company will incur approximately $2 million of accelerated depreciation in the fourth quarter of 2007 as a result of the initiatives already implemented under the 2004-2007 Restructuring Program.

In April 2007, the Company entered into an agreement to sell its manufacturing site in Xiamen, China. This sale closed in the second quarter of 2007 and resulted in a non-cash charge of approximately $238 million. This action is part of the 2004-2007 Restructuring Program.

Under this program, on a life-to-date basis as of September 30, 2007, the Company has recorded charges of $3,329 million, which was composed of severance, long-lived asset impairments, exit costs, inventory write-downs and accelerated depreciation of $1,381 million, $617 million, $342 million, $79 million and $931 million, respectively, less reversals of $21 million. The severance costs related to the elimination of approximately 27,025 positions, including approximately 6,525 photofinishing, 12,975 manufacturing, 1,500 research and development and 6,025 administrative positions.

The following table summarizes the activity with respect to the charges recorded in connection with the focused cost reduction actions that the Company has committed to under the 2004-2007 Restructuring Program and the remaining balances in the related reserves at September 30, 2007:

					Long-lived Asset
			Exit		Impairments
	Number of	Severance	Costs		and Inventory	Accelerated
(dollars in millions)	Employees	Reserve	Reserve	Total	Write-downs	Depreciation
2004 charges - continuing operations	8,975	$405	$95	$500	$156	$152
2004 charges - discontinued operations	650	13	4	17	1	—
2004 reversals - continuing operations	—	(6)	(1)	(7)	—	—
2004 utilization	(5,175)	(169)	(47)	(216)	(157)	(152)
2004 other adj. & reclasses	—	24	(15)	9	—	—
Balance at 12/31/04	4,450	267	36	303	—	—
2005 charges - continuing operations	7,850	472	82	554	160	391
2005 charges - discontinued operations	275	25	2	27	1	—
2005 reversals - continuing operations	—	(3)	(6)	(9)	—	—
2005 utilization	(10,225)	(377)	(95)	(472)	(161)	(391)
2005 other adj. & reclasses	—	(113)	4	(109)	—	—
Balance at 12/31/05	2,350	271	23	294	—	—
2006 charges - continuing operations	5,150	266	66	332	97	273
2006 charges - discontinued operations	475	52	3	55	3	12
2006 reversals - continuing operations	—	(3)	(1)	(4)	—	—
2006 utilization	(5,700)	(416)	(67)	(483)	(100)	(285)
2006 other adj. & reclasses	—	58	—	58	—	—
Balance at 12/31/06	2,275	228	24	252	—	—
Q1 2007 charges - continuing operations	1,075	53	22	75	11	65
Q1 2007 charges - discontinued operations	50	17	—	17	—	—
Q1 2007 utilization	(1,000)	(84)	(20)	(104)	(11)	(65)
Q1 2007 other adj. & reclasses	—	(18)	—	(18)	—	—
Balance at 3/31/07	2,400	196	26	222	—	—
Q2 2007 charges - continuing operations	1,100	16	28	44	257	15
Q2 2007 charges - discontinued operations	—	3	2	5	—	—
Q2 2007 utilization	(1,250)	(83)	(32)	(115)	(257)	(15)
Q2 2007 other adj. & reclasses	—	41	—	41	—	—
Balance at 6/30/07	2,250	173	24	197	—	—
Q3 2007 charges - continuing operations	1,425	59	36	95	10	23
Q3 2007 charges - discontinued operations	—	—	2	2	—	—
Q3 2007 reversals - continuing operations	—	(1)	—	(1)	—	—
Q3 2007 utilization	(1,000)	(62)	(40)	(102)	(10)	(23)
Q3 2007 other adj. & reclasses	—	(6)	2	(4)	—	—
Balance at 9/30/07	2,675	$163	$24	$187	$—	$—

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

The charges of $130 million recorded in the third quarter of 2007 included $28 million applicable to FPG, $19 million applicable to CDG, $7 million applicable to GCG, and $74 million that was applicable to manufacturing, research and development, and administrative functions, which are shared across all segments. The remaining $2 million was applicable to discontinued operations.

Pre-2004 Restructuring Programs Activity

At September 30, 2007, the Company had remaining exit costs reserves of $6 million, relating to restructuring plans committed to or executed prior to 2004. Most of these remaining exit costs reserves represent long-term lease payments, which will continue to be paid over periods throughout and after 2007.

NOTE 10: RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of the net periodic benefit cost for all major funded and unfunded U.S. and Non-U.S. defined benefit plans for the three and nine months ended September 30 are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$16	$6	$22	$8	$55	$20	$68	$27
Interest cost	74	52	82	46	232	150	246	133
Expected return on plan assets	(133)	(65)	(131)	(57)	(405)	(187)	(391)	(166)
Amortization of:
Prior service cost	—	—	—	2	—	—	—	11
Recognized net actuarial loss	2	14	2	17	5	48	8	63
Pension (income) expense before
special termination benefits,
curtailments and settlements	(41)	7	(25)	16	(113)	31	(69)	68
Special termination benefits	17	—	—	8	45	7	—	39
Curtailment (gains) losses	—	—	(13)	(6)	(15)	(3)	(20)	(1)
Settlement (gains) losses	(7)	—	5	—	(45)	(4)	13	(5)
Net pension (income) expense	(31)	7	(33)	18	(128)	31	(76)	101
Other plans including unfunded plans	—	5	—	5	—	8	—	15
Total net pension (income) expense
from continuing operations	$(31)	$12	$(33)	$23	$(128)	$39	$(76)	$116

For the quarters ended September 30, 2007 and 2006, $17 million and $8 million, respectively, of special termination benefits charges were incurred as a result of the Company's restructuring actions and, therefore, have been included in restructuring costs and other in the Consolidated Statement of Operations. Additionally, as a result of the Company's restructuring actions, the Company recognized net curtailment and settlement gains of $7 million that have been included in restructuring costs and other in the Consolidated Statement of Operations for the quarter ended September 30, 2007.

The Company made contributions (funded plans) or paid benefits (unfunded plans) totaling approximately $30 million relating to its major U.S. and non-U.S. defined benefit pension plans in the third quarter of 2007. The Company expects its contribution (funded plans) and benefit payment (unfunded plans) requirements for its major U.S. and non-U.S. defined benefit pension plans for the balance of 2007 to be approximately $39 million.

Postretirement benefit cost for the Company's U.S., United Kingdom and Canada postretirement benefit plans, which represent the Company's major postretirement plans, includes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2007	2006	2007	2006
Service cost	$2	$2	$6	$8
Interest cost	41	43	123	125
Amortization of:
Prior service cost	(8)	(11)	(28)	(35)
Actuarial loss	11	10	38	38
Other postretirement benefit
cost before curtailment and
settlement (gains) losses	46	44	139	136
Curtailment gain	—	(4)	(5)	(8)
Total net postretirement
benefit cost	$46	$40	$134	$128

The Company paid benefits totaling approximately $42 million relating to its U.S., United Kingdom and Canada postretirement benefit plans in the third quarter of 2007. The Company expects to pay benefits of $51 million for these postretirement plans for the balance of 2007.

As a result of the cumulative impact of the ongoing position eliminations under its Pre-2004 and 2004-2007 Restructuring Programs, as disclosed in Note 9, certain of the Company's retirement plans experienced curtailment events in the third quarter of 2007. These curtailment events resulted in the remeasurement of the plans' obligations during the quarter, which decreased the Company's recognized retirement and other postretirement benefit plan obligation by $133 million.

NOTE 11: EARNINGS PER SHARE

For the three months ended September 30, 2007, the Company calculated diluted net earnings per share excluding the assumed conversion of outstanding options to purchase 25.7 million shares of common stock at weighted average per share prices of $42.91. These options were excluded in the computation of diluted net earnings per share because the options' exercise prices were greater than the average market price of the common shares for the period.

As a result of the net loss from continuing operations presented for the nine months ended September 30, 2007, the Company calculated diluted net earnings (loss) per share using weighted average basic shares outstanding for the period, as utilizing diluted shares would be anti-dilutive to net earnings (loss) per share. Therefore, outstanding options to purchase 29.8 million shares of the Company's common stock were excluded in the computation of diluted net earnings (loss) per share for the nine months ended September 30, 2007.

As a result of the net loss from continuing operations presented for the three and nine months ended September 30, 2006, the Company calculated diluted net earnings (loss) per share using weighted average basic shares outstanding for the period, as utilizing diluted shares would be anti-dilutive to loss per share. Therefore, outstanding options to purchase 33.8 million shares of the Company's common stock were not included in the computation of diluted net earnings (loss) per share for the three and nine months ended September 30, 2006.

The Company currently has approximately $575 million in contingent convertible notes (the Convertible Securities) outstanding that were issued in October 2003. Interest on the Convertible Securities accrues at a rate of 3.375% and is payable semi-annually. The Convertible Securities are convertible at an initial conversion rate of 32.2373 shares of the Company's common stock for each $1,000 principal of the Convertible Securities. The Company's diluted net earnings (loss) per share exclude the effect of the Convertible Securities, as they were anti-dilutive for all periods presented.

NOTE 12: SHAREHOLDERS' EQUITY

The Company has 950 million shares of authorized common stock with a par value of $2.50 per share, of which 391 million shares had been issued as of September 30, 2007 and December 31, 2006. Treasury stock at cost consists of approximately 103 million shares at September 30, 2007 and 104 million shares at December 31, 2006.

NOTE 13: COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2007	2006	2007	2006
Net earnings (loss)	$37	$(37)	$461	$(617)
Unrealized gains on available-for-sale
securities, net of tax	—	4	—	6
Realized and unrealized gains from hedging
activity, net of tax	7	—	7	1
Currency translation adjustments	53	30	87	54
Pension and other postretirement benefit plan
obligation activity	81	(60)	770	146
Total comprehensive income (loss), net of tax	$178	$(63)	$1,325	$(410)

NOTE 14: SEGMENT INFORMATION

Kodak Operating Model and Reporting Structure

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

All Other: All Other is composed of Kodak's display business and other small, miscellaneous businesses.

Prior period segment results have been revised to conform to the current period segment reporting structure.

Segment financial information is shown below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2007	2006	2007	2006
Net sales from continuing operations:
Consumer Digital Imaging Group	$1,123	$1,109	$2,901	$3,116
Film Products Group	488	593	1,505	1,753
Graphic Communications Group	928	880	2,721	2,658
All Other	42	13	83	48
Consolidated total	$2,581	$2,595	$7,210	$7,575

Earnings (loss) from continuing operations before interest, other income (charges), net and income taxes:
Consumer Digital Imaging Group	$10	$(3)	$(168)	$(303)
Film Products Group	122	115	329	285
Graphic Communications Group	42	26	95	66
All Other	(9)	(16)	(30)	(57)
Total of segments	165	122	226	(9)
Restructuring costs and other	(127)	(181)	(594)	(621)
Other operating income (expenses), net	(6)	48	33	37
Legal reserve/settlement	(12)	—	(12)	(4)
Interest expense	(28)	(51)	(84)	(135)
Other income (charges), net	37	9	75	47
Consolidated earnings (loss) from
continuing operations before income taxes	$29	$(53)	$(356)	$(685)

			At	At
(in millions)			September 30, 2007	December 31, 2006
Segment total assets:
Consumer Digital Imaging Group			$3,465	$3,170
Film Products Group			2,845	3,229
Graphic Communications Group			4,024	3,916
All Other			72	47
Total of segments			10,406	10,362
Cash and marketable securities			1,876	1,487
Deferred income tax assets			650	750
Other corporate assets/reserves			(1)	(158)
Assets held for sale			—	1,879
Consolidated total assets			$12,931	$14,320

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

The Company recognized a pre-tax gain of $980 million on the sale in the second quarter of 2007, and recorded pre-tax true-up adjustments to the gain on sale totaling $6 million in the third quarter of 2007, primarily related to gains from pension settlements. The pre-tax gain excludes the following: up to $200 million of potential future payments related to Onex's return on its investment as noted above; potential charges related to settling pension obligations with Onex in future periods; and any adjustments that may be made in the future that are currently under review.

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

The following is a summary of the composition of Earnings from discontinued operations, net of income taxes, included in the Consolidated Statement of Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2007	2006	2007	2006
Revenues from Health Group operations (1)	$—	$609	$754	$1,878
Pre-tax income from Health Group operations	$—	$35	$34	$141
Pre-tax gain on sale of Health Group segment	6	—	986	—
Provision (benefit) for income taxes	3	(11)	267	(26)
Earnings from discontinued operations, net of income taxes	$3	$46	$753	$167
____________________

(1)	Due to the April 30, 2007 close date, 2007 amounts include four months of revenue in the nine months ended September 30, 2007.

Upon authorization of the Company's Board of Directors on January 8, 2007, the Company met all the requirements of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," for accounting for the Health Group segment as a discontinued operation. As such, the Health Group business ceased depreciation and amortization of long-lived assets. In accordance with EITF No. 87-24, "Allocation of Interest to Discontinued Operations," the Company allocated certain interest expense on debt that was required to be repaid as a result of the sale. Interest expense allocated to discontinued operations totaled $23 million for the three months ended September 30, 2006, and $30 million and $67 million for the nine months ended September 30, 2007 and 2006, respectively.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Kodak Operating Model and Reporting Structure

The Company has three reportable segments: Consumer Digital Imaging Group (CDG), Film Products Group (FPG), and Graphic Communications Group (GCG). Within each of the Company’s reportable segments are various components, or Strategic Product Groups (SPGs). Throughout the remainder of this document, references to the segments' SPGs are indicated in italics. The balance of the Company's continuing operations, which individually and in the aggregate do not meet the criteria of a reportable segment, are reported in All Other. A description of the segments is as follows:

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

All Other: All Other is composed of Kodak's display business and other small, miscellaneous businesses.

Prior period segment results have been revised to conform to the current period segment reporting structure.

Net Sales from Continuing Operations by Reportable Segment and All Other

	Three Months Ended September 30,				Nine Months Ended September 30,
				Foreign				Foreign
				Currency				Currency
(in millions)	2007	2006	Change	Impact*	2007	2006	Change	Impact*
Consumer Digital Imaging Group
Inside the U.S.	$597	$579	3%	0%	$1,498	$1,569	-5%	0%
Outside the U.S.	526	530	-1	+5	1,403	1,547	-9	+3
Total Consumer Digital Imaging Group	1,123	1,109	+1	+2	2,901	3,116	-7	+2
Film Products Group
Inside the U.S.	115	170	-32	0	365	502	-27	0
Outside the U.S.	373	423	-12	+4	1,140	1,251	-9	+4
Total Film Products Group	488	593	-18	+3	1,505	1,753	-14	+3
Graphic Communications Group
Inside the U.S.	301	314	-4	0	887	941	-6	0
Outside the U.S.	627	566	+11	+3	1,834	1,717	+7	+6
Total Graphic Communications Group	928	880	+5	+2	2,721	2,658	+2	+4
All Other
Inside the U.S.	30	7	+329	0	59	37	+59	0
Outside the U.S.	12	6	+100	0	24	11	+118	2
Total All Other	42	13	+223	0	83	48	+73	0
Consolidated
Inside the U.S.	1,043	1,070	-3	0	2,809	3,049	-8	0
Outside the U.S.	1,538	1,525	+1	+4	4,401	4,526	-3	+4
Consolidated Total	$2,581	$2,595	-1%	+2%	$7,210	$7,575	-5%	+3%

*	Represents the percentage point change in segment net sales for the period that is attributable to foreign currency fluctuations

Earnings (Loss) from Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes by Reportable Segment and All Other

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in millions)	2007	2006	Change	2007	2006	Change
Consumer Digital Imaging Group	$10	$(3)	+433%	$(168)	$(303)	+45%
Film Products Group	122	115	+6%	329	285	+15%
Graphic Communications Group	42	26	+62%	95	66	+44%
All Other	(9)	(16)	+44%	(30)	(57)	+47%
Total of segments	$165	$122	+35%	$226	$(9)	+2611%
Restructuring costs and other	(127)	(181)		(594)	(621)
Other operating income (expenses), net	(6)	48		33	37
Legal reserve/settlement	(12)	—		(12)	(4)
Interest expense	(28)	(51)		(84)	(135)
Other income (charges), net	37	9		75	47
Consolidated earnings (loss) from continuing operations
before income taxes	$29	$(53)	+155%	$(356)	$(685)	+48%

2007 COMPARED WITH 2006

Third Quarter

RESULTS OF OPERATIONS – CONTINUING OPERATIONS

CONSOLIDATED

	Three Months Ended
	September 30
		% of		% of	Increase /	%
(in millions, except per share data)	2007	Sales	2006	Sales	(Decrease)	Change
Digital net sales	$1,589		$1,417		$172	12%
Traditional net sales	986		1,169		(183)	-16%
New technologies	6		9		(3)	-33%
Net sales	2,581		2,595		(14)	-1%
Cost of goods sold	1,899		1,944		(45)	-2%
Gross profit	682	26.4%	651	25.1%	31	5%
Selling, general and administrative expenses	427	17%	464	18%	(37)	-8%
Research and development costs	129	5%	138	5%	(9)	-7%
Restructuring costs and other	100	4%	108	4%	(8)	-7%
Other operating expenses (income), net	6		(48)		54	113%
Earnings (loss) from continuing operations before
interest, other income (charges), net
and income taxes	20	1%	(11)	0%	31	282%
Interest expense	28		51		(23)	-45%
Other income (charges), net	37		9		28	311%
Earnings (loss) from continuing operations before
income taxes	29		(53)		82	155%
(Benefit) provision for income taxes	(5)		30		(35)	-117%
Earnings (loss) from continuing operations	34	1%	(83)	-3%	117	141%
Earnings from discontinued operations, net
of income taxes	3	0%	46	2%	(43)	-93%
NET EARNINGS (LOSS)	$37		$(37)		$74	200%

	Three Months Ended
	September 30		Percent Change vs. 2006
	2007	Change vs.			Foreign	Manufacturing
	Amount	2006	Volume	Price/Mix	Exchange	and Other Costs
Total net sales	$2,581	-0.5%	-0.1%	-2.7%	2.3%	0.0%

Gross profit margin	26.4%	1.3pp	0.0pp	-3.9pp	1.3pp	3.9pp

Worldwide Revenues

For the three months ended September 30, 2007, net sales were virtually unchanged compared with the same period in 2006, as significant increases in digital revenues in both CDG and GCG were offset by industry-related volume declines in the traditional businesses within all three segments. In addition, foreign exchange resulted in a positive impact to net sales during the quarter. Specifically, unfavorable price/mix was primarily driven by product portfolio shifts in Digital Capture and Devices and by price declines in the kiosk and related media portion of Retail Printing within CDG. Volume did not have a significant impact on consolidated net sales, as declines within traditional SPGs were generally offset by volume increases within digital SPGs.

The increase in digital product sales was primarily due to increased revenues from Digital Capture and Devices, and the digital portion of Retail Printing, both within CDG. Within GCG, growth in Digital Printing Solutions and in the digital prepress consumables portion of Prepress Solutions also contributed to this increase.

The decrease in net sales of the Company's traditional products was primarily driven by declines in Film Capture within FPG, and the traditional portion of Retail Printing within CDG.

Gross Profit

Gross profit improved in the third quarter of 2007 in both dollars and as a percentage of sales, due largely to reduced manufacturing and other costs as a result of a number of factors, as well as increased intellectual property royalties within CDG. In addition, foreign exchange was a positive contributor to gross profit as a result of the weak U.S. dollar. The decreases in manufacturing and other costs were driven by a combination of the impact of the Company's cost reduction initiatives, strategic manufacturing and supply chain initiatives within CDG, lower restructuring-related charges, and lower depreciation expense, partially offset by increased silver and aluminum costs. These increases to gross profit margins were also partially offset by unfavorable price/mix, which was primarily driven by Digital Capture and Devices within CDG, Film Capture within FPG, and Prepress Solutions within GCG.

Included in gross profit for the quarter is a non-recurring extension and amendment of an existing license arrangement within Digital Capture and Devices. This licensing arrangement contributed approximately 2.6% of revenue to consolidated gross profit dollars in the current quarter, as compared with 2.2% of revenue to consolidated gross profit dollars for a similar arrangement in the prior year quarter.

Selling, General and Administrative Expenses

The year-over-year decrease in consolidated SG&A was primarily attributable to significant Company-wide cost reduction actions, partially offset by increased advertising costs related to Consumer Inkjet Systems.

Research and Development Costs

The decrease in research and development costs (R&D) was primarily driven by the continuing realignment of resources, as well as the timing of development of new products.

Restructuring Costs and Other

These costs, as well as the restructuring-related costs reported in cost of goods sold, are discussed under "RESTRUCTURING COSTS AND OTHER" below.

Other Operating Expenses (Income), Net

The other operating expenses (income), net category includes gains and losses on sales of capital assets and certain asset impairment charges. The year-over-year change in other operating expenses (income), net was largely driven by significant one-time gains on sales of capital assets in the prior year quarter.

Interest Expense

Lower interest expense was primarily due to lower debt levels resulting from the full payoff of the Company's Secured Term Debt in the second quarter of 2007.

Other Income (Charges), Net

The other income (charges), net category includes interest income, income and losses from equity investments, and foreign exchange gains and losses. The increase in other income (charges), net was primarily attributable to higher interest income due to higher year-over-year cash balances resulting from the proceeds on the sale of the Health Group, and was also impacted by higher gains on foreign exchange transactions than in the prior year.

Income Tax (Benefit) Provision

	Three Months Ended
	September 30
(dollars in millions)	2007	2006
Earnings (loss) from continuing operations before
income taxes	$29	($53)
(Benefit) provision for income taxes	(5)	30
Effective tax rate	(17.2)%	(56.6)%
(Benefit) provision for income taxes @ 35%	$10	($19)
Difference between tax at effective vs statutory rate	($15)	$49

For the three months ended September 30, 2007, the difference between the Company's recorded benefit and the provision that would result from applying the U.S. statutory rate of 35.0% is primarily attributable to: (1) losses generated in certain jurisdictions outside the U.S., which were not benefited, (2) the mix of earnings from operations in certain lower-taxed jurisdictions outside the U.S., (3) non-U.S. tax benefits of $6 million associated with restructuring costs and asset impairments, (4) a net benefit of $16 million associated with adjustments related to uncertain tax positions, and (5) a tax provision of $13 million associated with the impact of foreign legislative tax rate changes.

In accordance with SFAS No. 109, "Accounting for Income Taxes," the Company recorded a tax benefit in continuing operations associated with the realization of current year losses in certain jurisdictions where it has historically had a valuation allowance due to the recognition of the pre-tax gain in discontinued operations.

For the three months ended September 30, 2006, the difference between the recorded provision and the benefit that would result from applying the U.S. statutory rate of 35.0% is primarily attributable to: (1) losses generated within the U.S. and in certain jurisdictions outside the U.S., which were not benefited, (2) the mix of earnings from operations in certain lower-taxed jurisdictions outside the U.S., (3) non-U.S. tax benefits of $8 million associated with restructuring costs and asset impairments, and (4) discrete tax benefits of $9 million relating primarily to tax rate changes, impacts from ongoing tax audits with respect to open tax years, and other property sales gains/losses.

CONSUMER DIGITAL IMAGING GROUP

	Three Months Ended
	September 30
		% of		% of	Increase /	%
(dollars in millions)	2007	Sales	2006	Sales	(Decrease)	Change
Digital net sales	$765		$660		$105	16%
Traditional net sales	358		449		(91)	-20%
Total net sales	1,123		1,109		14	1%
Cost of goods sold	863		864		(1)	0%
Gross profit	260	23.2%	245	22.1%	15	6%
Selling, general and administrative expenses	188	17%	180	16%	8	4%
Research and development costs	62	6%	68	6%	(6)	-9%
Earnings (loss) from continuing operations
before interest, other income (charges), net
and income taxes	$10	1%	$(3)	0%	$13	433%

	Three Months Ended
	September 30			Percent Change vs. 2006
	2007	Change vs.						Foreign		Manufacturing
	Amount	2006		Volume		Price/Mix		Exchange		and Other Costs
Total net sales	$1,123	1.3%		3.8%		-4.7%		2.2%		0.0%

Gross profit margin	23.2%	1.1	pp	0.1	pp	-4.7	pp	1.2	pp	4.5	pp

Worldwide Revenues

Net sales in CDG increased 1% due to increases in digital products, significantly offset by decreases in the traditional portion of the business. Volume increases were primarily attributable to digital cameras, kiosks and related media, and the new digital picture frames, partially offset by declines in the traditional portion of Retail Printing and snapshot printing. Negative price/mix was largely driven by digital camera product portfolio shifts within Digital Capture and Devices, and kiosks and related media within Retail Printing.

Net worldwide sales of Digital Capture and Devices, which includes consumer digital cameras, accessories, memory products, snapshot printers and related media, and intellectual property royalties, increased 18% in the third quarter of 2007 as compared with the prior year quarter, primarily reflecting higher digital camera volumes, sales of new digital picture frames, increased intellectual property royalties and favorable exchange, partially offset by negative price/mix and lower snapshot printing volumes. For digital still cameras, Kodak remains in the top three market position on a worldwide basis year-to-date through August.

Retail Printing includes color negative paper, photochemicals, service and support, photofinishing services, and retail kiosks and related media. Net worldwide sales of Retail Printing decreased 13% in the third quarter of 2007 as compared with the prior year quarter, reflecting volume declines in the traditional portion of the business and negative price/mix in kiosks and related media, partially offset by favorable foreign exchange. Paper, photochemicals, and output systems revenues declined 16% and sales of photofinishing services declined 32% from the third quarter of 2006, reflecting continuing industry volume declines. These declines were partially offset by increased sales of kiosks and related media, which increased 13% from the prior year quarter. The change in kiosks and related media sales reflects strong consumables sales at retail locations, as well as higher kiosk equipment sales.

CDG digital product sales are comprised of digital capture and devices, kiosks/media, online printing, consumer inkjet systems, and imaging sensors. The 16% increase was primarily driven by higher sales of digital cameras, higher kiosk and related media sales, increased intellectual property royalties and sales of new digital picture frames, partially offset by declines in snapshot printing.

CDG traditional product sales are comprised of consumer and professional photographic paper, photochemicals and photofinishing services. The 20% decrease in traditional product sales for CDG was primarily driven by declines in photofinishing services and photographic paper.

Gross Profit

The increase in gross profit margin for CDG was primarily attributable to reductions in cost, increases in intellectual property royalties, and favorable foreign exchange. The reductions in manufacturing and other costs were primarily driven by strategic manufacturing and supply chain initiatives to respond to continuous unfavorable price in Digital Capture and Devices. In addition, cost reductions were driven by the benefits of previous restructuring activities and lower depreciation expense, partially offset by adverse silver costs, and costs associated with the scaling of manufacturing and new product introduction activities in the Consumer Inkjet Systems business. The gross profit margin improvement was partially offset by unfavorable mix in Digital Capture and Devices, excluding intellectual property royalties.

Included in gross profit for the quarter is a non-recurring extension and amendment to an existing license arrangement. The impact of this licensing arrangement contributed approximately 6.0% of revenue to segment gross profit dollars in the current quarter, as compared with 5.1% of revenue to segment gross profit dollars for a similar arrangement in the prior year quarter. These types of arrangements provide the Company with a return on portions of historical R&D investments and similar opportunities are expected to have a continuing impact on the results of operations.

Selling, General and Administrative Expenses

The increase in SG&A expenses for CDG was primarily driven by increased advertising expenses associated with Consumer Inkjet Systems, partially offset by focused cost reduction initiatives and improved go-to-market structure.

Research and Development Costs

The decrease in R&D costs for CDG was attributable to spending incurred in 2006 related to the development of Consumer Inkjet Systems, which were introduced in the first quarter of 2007.

FILM PRODUCTS GROUP

	Three Months Ended
	September 30
		% of		% of	Increase /	%
(dollars in millions)	2007	Sales	2006	Sales	(Decrease)	Change
Total net sales	$488		$593		$(105)	-18%
Cost of goods sold	284		361		(77)	-21%
Gross profit	204	41.8%	232	39.1%	(28)	-12%
Selling, general and administrative expenses	75	15%	109	18%	(34)	-31%
Research and development costs	7	1%	8	1%	(1)	-13%
Earnings from continuing operations before
interest, other income (charges), net and
income taxes	$122	25%	$115	19%	$7	6%

	Three Months Ended
	September 30			Percent Change vs. 2006
	2007	Change vs.						Foreign		Manufacturing
	Amount	2006		Volume		Price/Mix		Exchange		and Other Costs
Total net sales	$488	-17.7%		-17.6%		-2.6%		2.5%		0.0%

Gross profit margin	41.8%	2.7	pp	-0.5	pp	-2.6	pp	1.6	pp	4.2	pp

Worldwide Revenues

The decrease in FPG worldwide net sales was comprised of: (1) lower volumes, which were primarily attributable to Film Capture and Entertainment Imaging films, and (2) declines related to negative price/mix, which were primarily attributable to Film Capture. These decreases were partially offset by favorable foreign exchange.

Net worldwide sales of Film Capture, including consumer roll film (35mm and APS film), one-time-use cameras (OTUC), professional films, and reloadable traditional film cameras, decreased 32% in the third quarter of 2007 as compared with the third quarter of 2006, primarily reflecting continuing industry volume declines and negative price/mix, partially offset by favorable exchange.

Net worldwide sales for Entertainment Imaging films, which includes origination, intermediate, and print films for the entertainment industry, decreased 5% compared with the prior year, primarily reflecting volume declines in color print films and negative price/mix in origination films, partially offset by favorable exchange across all product lines.

Gross Profit

The increase in FPG gross profit margin was primarily attributable to decreased manufacturing and other costs, which were driven by the impact of the Company's cost reduction initiatives, and lower depreciation expense, partially offset by increased silver costs. Favorable foreign exchange also increased gross profit margins. Negative price/mix effects were driven by both Film Capture and Entertainment Imaging films.

Selling, General and Administrative Expenses

The decline in SG&A expenses for FPG was attributable to the concentrated efforts of the business to achieve target cost models.

GRAPHIC COMMUNICATIONS GROUP

	Three Months Ended
	September 30
		% of		% of	Increase /	%
(dollars in millions)	2007	Sales	2006	Sales	(Decrease)	Change
Digital net sales	$824		$757		$67	9%
Traditional net sales	104		123		(19)	-15%
Total net sales	928		880		48	5%
Cost of goods sold	674		635		39	6%
Gross profit	254	27.4%	245	27.8%	9	4%
Selling, general and administrative expenses	162	17%	169	19%	(7)	-4%
Research and development costs	50	5%	50	6%	—	0%
Earnings from continuing operations before
interest, other income (charges), net and
income taxes	$42	5%	$26	3%	$16	62%

	Three Months Ended
	September 30			Percent Change vs. 2006
	2007	Change vs.						Foreign		Manufacturing
	Amount	2006		Volume		Price/Mix		Exchange		and Other Costs
Total net sales	$928	5.5%		3.5%		-0.2%		2.2%		0.0%

Gross profit margin	27.4%	-0.4	pp	0.3	pp	-1.3	pp	1.1	pp	-0.5	pp

Worldwide Revenues

Volume increases and favorable foreign exchange combined to drive the growth in GCG net sales during the quarter. Specifically, volume growth was primarily driven by Prepress Solutions, Digital Printing Solutions, and Enterprise Solutions. Within Prepress Solutions, volume growth in digital prepress consumables was partially offset by volume declines in traditional prepress consumables.

Net worldwide sales of Prepress Solutions increased 5%, primarily driven by increased sales of digital plates, partially offset by declines in sales of analog plates.

Net worldwide sales of Document Imaging increased 2% compared with prior year, driven by increased revenue in business process services and scanners.

Net worldwide sales of Digital Printing Solutions increased 10%, primarily driven by electrophotographic solutions.

Net worldwide sales of Enterprise Solutions increased 5%, primarily attributable to revenue growth from workflow software products.

GCG digital product sales are comprised of Enterprise Solutions, Digital Printing Solutions, portions of Prepress Solutions and portions of Document Imaging. The 9% increase in digital products and services revenue was primarily attributable to increased sales from Digital Printing Solutions and the digital portions of Prepress Solutions.

GCG traditional product sales are comprised of sales of traditional prepress consumables, including analog plates and graphics film, and traditional document imaging equipment and media. The 15% decrease in traditional product sales was primarily attributable to lower volumes of analog plates.

Gross Profit

While gross profit dollars increased due to sales volume, the decline in gross profit margin was primarily driven by unfavorable price/mix, largely related to Prepress Solutions and Enterprise Solutions. The increased manufacturing costs were mainly due to higher aluminum and silver costs. These unfavorable items were partially offset by favorable foreign exchange and volume increases.

Selling, General and Administrative Expenses

The decrease in SG&A expenses for GCG is largely attributable to concentrated efforts to achieve targeted cost reductions.

ALL OTHER

Worldwide Revenues

Net worldwide sales for All Other were $42 million for the third quarter of 2007 as compared with $13 million for the third quarter of 2006, representing an increase of $29 million, or 223%. This increase is attributable to ongoing manufacturing supply and cost-recovery arrangements with Carestream Health, Inc.

Loss From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

The loss from continuing operations before interest, other income (charges), net and income taxes for All Other was $9 million in the current quarter as compared with a loss of $16 million in the third quarter of 2006. This $7 million improvement in earnings was largely driven by cost reduction actions within the display business.

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

The Company recognized a pre-tax gain of $980 million on the sale in the second quarter of 2007, and recorded pre-tax true-up adjustments to the gain on sale totaling $6 million in the third quarter of 2007, primarily related to gains from pension settlements. The pre-tax gain excludes the following: up to $200 million of potential future payments related to Onex's return on its investment as noted above; potential charges related to settling pension obligations with Onex in future periods; and any adjustments that may be made in the future that are currently under review.

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

Upon authorization of the Company's Board of Directors on January 8, 2007, the Company met all the requirements of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," for accounting for the Health Group segment as a discontinued operation. As such, the Health Group business ceased depreciation and amortization of long-lived assets. In accordance with EITF No. 87-24, "Allocation of Interest to Discontinued Operations," the Company allocated certain interest expense on debt that was required to be repaid as a result of the sale. Interest expense allocated to discontinued operations totaled $23 million for the three months ended September 30, 2006.

Total Company earnings from discontinued operations for the three months ended September 30, 2007 and 2006 of $3 million and $46 million, respectively, were net of a provision for income taxes of $3 million, and a benefit for income taxes of $10 million, respectively.

Year to date

RESULTS OF OPERATIONS – CONTINUING OPERATIONS

CONSOLIDATED

	Nine Months Ended
	September 30
		% of		% of	Increase /	%
(in millions, except per share data)	2007	Sales	2006	Sales	(Decrease)	Change
Digital net sales	$4,259		$4,084		$175	4%
Traditional net sales	2,926		3,457		(531)	-15%
New technologies	25		34		(9)	-26%
Net sales	7,210		7,575		(365)	-5%
Cost of goods sold	5,453		5,880		(427)	-7%
Gross profit	1,757	24.4%	1,695	22.4%	62	4%
Selling, general and administrative expenses	1,259	17%	1,489	20%	(230)	-15%
Research and development costs	398	6%	438	6%	(40)	-9%
Restructuring costs and other	480	7%	402	5%	78	19%
Other operating expenses (income), net	(33)		(37)		4	11%
Loss from continuing operations
before interest, other income (charges),
net and income taxes	(347)	-5%	(597)	-8%	250	42%
Interest expense	84		135		(51)	-38%
Other income (charges), net	75		47		28	60%
Loss from continuing operations before
income taxes	(356)		(685)		329	48%
(Benefit) provision for income taxes	(64)		99		(163)	-165%
Loss from continuing operations	(292)	-4%	(784)	-10%	492	63%
Earnings from discontinued operations,
net of income taxes	753	10%	167	2%	586	351%
NET EARNINGS (LOSS)	$461		$(617)		$1,078	175%

	Nine Months Ended
	September 30			Percent Change vs. 2006
	2007	Change vs.						Foreign		Manufacturing
	Amount	2006		Volume		Price/Mix		Exchange		and Other Costs
Total net sales	$7,210	-4.8%		-4.1%		-3.3%		2.6%		0.0%

Gross profit margin	24.4%	2.0	pp	-0.3	pp	-3.5	pp	1.1	pp	4.7	pp

Worldwide Revenues

For the nine months ended September 30, 2007, net sales declined as significant industry-related volume declines in the traditional businesses within all three segments were partially offset by growth in digital revenues in CDG and GCG. However, foreign exchange resulted in a positive impact to net sales during the period. The decrease in volumes was primarily driven by Film Capture within FPG, and the traditional portion of Retail Printing within CDG. Negative price/mix was primarily driven by the product portfolio shifts within Digital Capture and Devices and by Retail Printing within CDG.

The increase in digital product sales was primarily due to revenue growth in the digital prepress consumables portion of Prepress Solutions and Enterprise Solutions within GCG, and kiosks and related media within CDG. Revenues from Digital Capture and Devices within CDG were essentially flat year-over-year.

The decrease in net sales of traditional products was primarily driven by declines in Film Capture within FPG, the traditional portion of Retail Printing within CDG, and the traditional consumables portion of Prepress Solutions within GCG.

Gross Profit

Gross profit improved in the nine months ended September 30, 2007 in both dollars and as a percentage of sales, due largely to reduced manufacturing and other costs as a result of a number of factors, as well as increased intellectual property royalties within CDG. In addition, foreign exchange was a positive contributor to gross profit as a result of the weak U.S. dollar. The decreases in manufacturing and other costs were due to a combination of the impact of the Company's cost reduction initiatives, strategic manufacturing and supply chain initiatives within CDG, lower restructuring-related charges, and lower depreciation expense, partially offset by increased silver and aluminum costs. The unfavorable price/mix was driven by Digital Capture and Devices and Retail Printing within CDG, and Film Capture within FPG.

Included in gross profit is a non-recurring extension and amendment to an existing license arrangement during the current period. The impact of this licensing arrangement contributed approximately 0.9% of revenue to consolidated gross profit dollars in the current period, as compared with 0.8% of revenue to consolidated gross profit dollars for a similar arrangement in the prior year period. These types of arrangements provide the Company with a return on portions of historical R&D investments and similar opportunities are expected to have a continuing impact on the results of operations.

Selling, General and Administrative Expenses

The year-over-year decrease in consolidated SG&A was primarily attributable to significant Company-wide cost reduction actions, partially offset by increased advertising costs related to Consumer Inkjet Systems.

Research and Development Costs

The decrease in R&D costs was primarily driven by the continuing realignment of resources, as well as the timing of development of new products.

Restructuring Costs and Other

The most significant portion of the year-to-date restructuring costs was a $238 million impairment charge related to the sale of the Company's Xiamen, China facility in the second quarter. These costs, as well as the restructuring-related costs reported in cost of goods sold, are discussed in further detail under "RESTRUCTURING COSTS AND OTHER" below.

Interest Expense

Lower interest expense was primarily due to lower debt levels resulting from the full payoff of the Company's Secured Term Debt in the second quarter of 2007.

Other Income (Charges), Net

The Other income (charges), net category includes interest income, income and losses from equity investments, and foreign exchange gains and losses. The increase in other income (charges), net as compared with the prior year period was primarily attributable to increased interest income due to higher cash balances.

Income Tax (Benefit) Provision

	Nine Months Ended
	September 30
(dollars in millions)	2007	2006
Loss from continuing operations before income taxes	($356)	($685)
(Benefit) provision for income taxes	(64)	99
Effective tax rate	18.0%	(14.5)%
(Benefit) provision for income taxes @ 35%	($125)	($240)
Difference between tax at effective vs statutory rate	$61	$339

For the nine months ended September 30, 2007, the difference between the Company's recorded benefit and the benefit that would result from applying the U.S. statutory rate of 35.0% is primarily attributable to: (1) losses generated in certain jurisdictions outside the U.S., which were not benefited, (2) the mix of earnings from operations in certain lower-taxed jurisdictions outside the U.S., (3) non-U.S. tax benefits of $42 million associated with restructuring costs and asset impairments, (4) a net benefit of $75 million associated with adjustments related to uncertain tax positions, and (5) a tax provision of $13 million associated with the impact of foreign legislative tax rate changes.

During the second quarter of 2007 the Company identified a deferred tax asset in a recently acquired non-U.S. subsidiary, which should have been appropriately reserved with a valuation allowance in a prior period. Therefore, the Company recorded a valuation allowance of $20 million in the second quarter of 2007. This amount is included in the $64 million benefit discussed above.

In accordance with SFAS No. 109, "Accounting for Income Taxes," the Company recorded a tax benefit in continuing operations associated with the realization of current year losses in certain jurisdictions where it has historically had a valuation allowance due to the recognition of the pre-tax gain in discontinued operations.

For the nine months ended September 30, 2006, the difference between the Company's recorded provision and the benefit that would result from applying the U.S. statutory rate of 35.0% is primarily attributable to: (1) losses generated within the U.S. and in certain jurisdictions outside the U.S., which were not benefited, (2) the mix of earnings from operations in certain lower-taxed jurisdictions outside the U.S., (3) non-U.S. tax benefits of $64 million associated with restructuring costs and asset impairments, and (4) discrete tax charges of $44 million relating primarily to purchase accounting for the Creo and KPG acquisitions, tax rate changes, impacts from ongoing tax audits with respect to open tax years, and other property sales gains/losses.

CONSUMER DIGITAL IMAGING GROUP

	Nine Months Ended
	September 30
		% of		% of	Increase /	%
(dollars in millions)	2007	Sales	2006	Sales	(Decrease)	Change
Digital net sales	$1,871		$1,820		$51	3%
Traditional net sales	1,030		1,296		(266)	-21%
Total net sales	2,901		3,116		(215)	-7%
Cost of goods sold	2,367		2,617		(250)	-10%
Gross profit	534	18.4%	499	16.0%	35	7%
Selling, general and administrative expenses	518	18%	589	19%	(71)	-12%
Research and development costs	184	6%	213	7%	(29)	-14%
Loss from continuing operations before
interest, other income (charges), net and
income taxes	$(168)	-6%	$(303)	-10%	$135	45%

	Nine Months Ended
	September 30			Percent Change vs. 2006
	2007	Change vs.						Foreign		Manufacturing
	Amount	2006		Volume		Price/Mix		Exchange		and Other Costs
Total net sales	$2,901	-6.9%		-2.6%		-6.0%		1.7%		0.0%

Gross profit margin	18.4%	2.4	pp	-0.1	pp	-5.6	pp	1.1	pp	7.0	pp

Worldwide Revenues

Net sales in CDG declined 7% due to significant declines in the traditional portion of the business, partially offset by increases in digital products. The negative price/mix was primarily driven by digital camera product portfolio shifts within Digital Capture and Devices and by Retail Printing. The decrease in volumes was largely attributable to snapshot printing, the traditional portion of Retail Printing, and inkjet media, partially offset by sales of the new digital picture frames and inkjet printers.

Net worldwide sales of Digital Capture and Devices, which includes consumer digital cameras, accessories, memory products, snapshot printers and related media, and intellectual property royalties, were essentially flat in the nine months ended September 30, 2007 as compared with the prior year period, primarily reflecting negative price/mix on digital cameras and lower snapshot printing volumes, largely offset by increased intellectual property royalties, sales of new digital picture frames, and favorable foreign exchange. For digital still cameras, Kodak remains in the top three market position on a worldwide basis year-to-date through August.

Retail Printing includes color negative paper, photochemicals, service and support, photofinishing services, and retail kiosks and related media. Net worldwide sales of Retail Printing decreased 14% in the nine months ended September 30, 2007 as compared with the prior year period, reflecting volume declines in the traditional portion of the business, and negative price/mix, partially offset by favorable foreign exchange. Paper, photochemicals, and output systems revenues declined 14% and sales of photofinishing services declined 39% as compared with the prior year period, reflecting continuing industry volume declines. These declines were partially offset by increased sales of kiosks and related media, which increased 9% from the prior year period.

CDG digital product sales are comprised of digital capture and devices, kiosks/media, online printing, consumer inkjet systems, and imaging sensors. The 3% increase in digital product sales for CDG was primarily driven by intellectual property royalty revenues, new digital picture frames, kiosks and related media, and new inkjet printers, partially offset by declines in sales of snapshot printing, digital cameras, and inkjet media.

CDG traditional product sales are comprised of consumer and professional photographic paper, photochemicals and photofinishing services. The 21% decrease in traditional product sales was primarily driven by declines in photofinishing services and photographic paper.

Gross Profit

The increase in gross profit margin for CDG was primarily attributable to reductions in cost, increases in intellectual property royalties, and favorable foreign exchange. The reductions in manufacturing and other costs were primarily driven by strategic manufacturing and supply chain initiatives to respond to continuous unfavorable price in Digital Capture and Devices. In addition, cost reductions were driven by the benefits of previous restructuring activities and lower depreciation expense, partially offset by adverse silver costs, and costs associated with the scaling of manufacturing and new product introduction activities in the Consumer Inkjet Systems business. The gross profit margin improvement was partially offset by unfavorable price/mix in Retail Printing.

Included in gross profit is a non-recurring extension and amendment to an existing license arrangement during the current period. The impact of this licensing arrangement contributed approximately 2.3% of revenue to segment gross profit dollars in the current period, as compared with 1.8% of revenue to segment gross profit dollars for a similar arrangement in the prior year period. These types of arrangements provide the Company with a return on portions of historical R&D investments and similar opportunities are expected to have a continuing impact on the results of operations.

Selling, General and Administrative Expenses

The decrease in SG&A expenses for CDG was primarily driven by focused cost reduction initiatives and improved go-to-market structure, partially offset by increased advertising expenses associated with Consumer Inkjet Systems.

Research and Development Costs

The decrease in R&D costs for CDG is largely attributable to spending incurred in 2006 related to the development of Consumer Inkjet Systems, which were introduced in the first quarter of 2007, and was also impacted by cost reduction actions.

FILM PRODUCTS GROUP

	Nine Months Ended
	September 30
		% of		% of	Increase /	%
(dollars in millions)	2007	Sales	2006	Sales	(Decrease)	Change
Total net sales	$1,505		$1,753		$(248)	-14%
Cost of goods sold	916		1,099		(183)	-17%
Gross profit	589	39.1%	654	37.3%	(65)	-10%
Selling, general and administrative expenses	238	16%	345	20%	(107)	-31%
Research and development costs	22	1%	24	1%	(2)	-8%
Earnings from continuing operations before
interest, other income (charges), net and
income taxes	$329	22%	$285	16%	$44	15%

	Nine Months Ended
	September 30			Percent Change vs. 2006
	2007	Change vs.						Foreign		Manufacturing
	Amount	2006		Volume		Price/Mix		Exchange		and Other Costs
Total net sales	$1,505	-14.1%		-14.4%		-2.2%		2.5%		0.0%

Gross profit margin	39.1%	1.8	pp	-0.5	pp	-2.6	pp	1.7	pp	3.2	pp

Worldwide Revenues

The decrease in FPG worldwide net sales was comprised of: (1) lower volumes, which were primarily attributable to Film Capture, and (2) declines related to negative price/mix, which were primarily attributable to Film Capture and Entertainment Imaging films. These decreases were partially offset by favorable foreign exchange.

Net worldwide sales of Film Capture, including consumer roll film (35mm and APS film), one-time-use cameras (OTUC), professional films, and reloadable traditional film cameras, decreased 30% in the nine months ended September 30, 2007 as compared with the prior year period, primarily reflecting continuing industry volume declines and negative price/mix, partially offset by favorable exchange.

Net worldwide sales for Entertainment Imaging films, which include origination, intermediate, and print films for the entertainment industry, increased 1%, primarily reflecting favorable foreign exchange, partially offset by unfavorable price/mix and volume declines.

Gross Profit

Reduced manufacturing and other costs were driven by cost reduction initiatives and lower depreciation expense, partially offset by higher silver costs. These improvements in gross profit margins were partially offset by negative price/mix within both Film Capture and Entertainment Imaging films.

Selling, General and Administrative Expenses

The decline in SG&A expenses for FPG was attributable to the concentrated efforts of the business to reduce costs.

GRAPHIC COMMUNICATIONS GROUP

	Nine Months Ended
	September 30
		% of		% of	Increase /	%
(dollars in millions)	2007	Sales	2006	Sales	(Decrease)	Change
Digital net sales	$2,388		$2,264		$124	5%
Traditional net sales	333		394		(61)	-15%
Total net sales	2,721		2,658		63	2%
Cost of goods sold	1,977		1,906		71	4%
Gross profit	744	27.3%	752	28.3%	(8)	-1%
Selling, general and administrative expenses	497	18%	536	20%	(39)	-7%
Research and development costs	152	6%	150	6%	2	1%
Earnings from continuing operations before
interest, other income (charges), net and
income taxes	$95	3%	$66	2%	$29	44%

	Nine Months Ended
	September 30			Percent Change vs. 2006
	2007	Change vs.						Foreign		Manufacturing
	Amount	2006		Volume		Price/Mix		Exchange		and Other Costs
Total net sales	$2,721	2.4%		-0.4%		-0.9%		3.7%		0.0%

Gross profit margin	27.3%	-1.0	pp	0.0	pp	-0.4	pp	0.4	pp	-1.0	pp

Worldwide Revenues

The increase in net sales was primarily attributable to favorable foreign exchange. The volume declines were primarily driven by the traditional prepress consumables portion of Prepress Solutions, largely offset by increases in the digital prepress consumables portion of Prepress Solutions. Unfavorable price/mix was primarily attributable to Prepress Solutions and Enterprise Solutions.

Net worldwide sales of Prepress Solutions increased 2%, primarily driven by increased sales of digital plates, partially offset by declines in sales of analog plates and prepress equipment sales.

Net worldwide sales of Document Imaging increased 1%, primarily driven by increased business process service revenues, partially offset by traditional document imaging media.

Net worldwide sales of Digital Printing Solutions increased 1%, primarily driven by growth in consumables and service, partially offset by declines in equipment.

Net worldwide sales of Enterprise Solutions increased 11%, primarily driven by growth from workflow software products.

GCG digital product sales are comprised of Enterprise Solutions, Digital Printing Solutions, portions of Prepress Solutions, and portions of Document Imaging. The 5% increase in digital product sales for GCG was primarily attributable to the digital portion of Prepress Solutions, Enterprise Solutions, and favorable exchange.

The 15% decrease in GCG traditional product sales was primarily attributable to lower volumes of analog plates.

Gross Profit

Gross profit deteriorated slightly compared with the prior year period, largely as a result of the increased manufacturing and other costs, driven by adverse aluminum and silver pricing. The negative price/mix was largely driven by Prepress Solutions, Digital Printing Solutions, and Enterprise Solutions. These negative impacts on gross profit margin were partially offset by favorable foreign exchange.

Selling, General and Administrative Expenses

The decrease in SG&A expenses for GCG was largely attributable to concentrated efforts of the business to achieve targeted cost reductions.

ALL OTHER

Worldwide Revenues

Net worldwide sales for All Other were $83 million for the nine months ended September 30, 2007 as compared with $48 million for the nine months ended September 30, 2006, representing an increase of $35 million, or 73%. This increase is attributable to ongoing manufacturing supply and cost-recovery arrangements with Carestream Health, Inc.

Loss From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes

The loss from continuing operations before interest, other income (charges), net and income taxes for All Other was $30 million in the current period as compared with a loss of $57 million in the nine months ended September 30, 2006. This $27 million improvement in earnings is largely driven by cost reduction actions within the display business.

RESULTS OF OPERATIONS - DISCONTINUED OPERATIONS

On April 30, 2007, the Company sold all of the assets and business operations of its Health Group segment to Onex Healthcare Holdings, Inc. Refer to "Results of Operations - Discontinued Operations" for the third quarter on page 34.

Interest expense allocated to discontinued operations totaled $30 million and $67 million for the nine months ended September 30, 2007 and 2006, respectively.

Total Company earnings from discontinued operations for the nine months ended September 30, 2007 and 2006 of $753 million (including a pre-tax gain on sale of $986 million) and $167 million, respectively, were net of a provision for income taxes of $267 million, and a benefit for income taxes of $26 million, respectively.

RESTRUCTURING COSTS AND OTHER

The Company has undertaken a cost reduction program that was initially announced in January 2004. This program is referred to as the “2004–2007 Restructuring Program.” This program was expected to result in total charges of $1.3 billion to $1.7 billion over a three-year period ending in 2006, of which $700 million to $900 million related to severance, with the remainder relating to the disposal of buildings and equipment. Overall, Kodak's worldwide facility square footage was expected to be reduced by approximately one-third. Approximately 12,000 to 15,000 positions worldwide were expected to be eliminated through these actions primarily in global manufacturing, selected traditional businesses and corporate administration.

The Company subsequently expanded the program to extend into 2007 and increased the expected employment reductions to 28,000 to 30,000 positions and total charges to $3.6 billion to $3.8 billion. The Company now expects that the total employment reductions will be in the range of 27,000 to 28,000 positions and total charges will be in the range of $3.4 billion to $3.6 billion. These new estimates reflect greater efficiencies in manufacturing infrastructure projects as well as the Company’s ability to outsource or sell certain operations, which reduces involuntary severance charges.

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

Restructuring Programs Summary

The activity in the accrued restructuring balances and the non-cash charges incurred in relation to all of the Company's restructuring programs were as follows for the third quarter of 2007:

						Other
	Balance					Adjustments	Balance
	June 30,	Costs		Cash	Non-cash	and	Sept. 30,
(in millions)	2007	Incurred (1)	Reversals	Payments (2)	Settlements	Reclasses (3)	2007
2004-2007 Restructuring Program:
Severance reserve	$173	$59	$(1)	$(62)	$—	$(6)	$163
Exit costs reserve	24	38	—	(40)	—	2	24
Total reserve	$197	$97	$(1)	$(102)	$—	$(4)	$187
Long-lived asset impairments and
inventory write-downs	$—	$10	$—	$—	$(10)	$—	$—
Accelerated depreciation	$—	$23	$—	$—	$(23)	$—	$—
Pre-2004 Restructuring Programs:
Severance reserve	$—	$—	$—	$—	$—	$—	$—
Exit costs reserve	6	—	—	(1)	—	1	6
Total reserve	$6	$—	$—	$(1)	$—	$1	$6
Total of all restructuring programs	$203	$130	$(1)	$(103)	$(33)	$(3)	$193
____________________

(1)	The costs incurred include both continuing operations of $128 million and discontinued operations of $2 million.

(2)	During the three months ended September 30, 2007, the Company paid approximately $110 million related to restructuring. Of this total amount, $103 million was recorded against restructuring reserves, while $7 million was recorded against pension and other postretirement liabilities.

(3)	The total restructuring charges of $130 million include pension and other postretirement charges and credits for curtailments, settlements and special termination benefits. However, because the impact of these charges and credits relate to the accounting for pensions and other postretirement benefits, the related impacts on the Consolidated Statement of Financial Position are reflected in their respective components as opposed to within the accrued restructuring balances at September 30, 2007. Accordingly, the Other Adjustments and Reclasses column of the table above includes (1) reclassifications to Other long-term assets and Pension and other postretirement liabilities for the position elimination-related impacts on the Company's pension and other postretirement employee benefit plan arrangements, including net curtailment, settlement and special termination charges of ($11) million, and (2) reclassifications to Other long-term liabilities for the restructuring-related impacts on the Company's environmental remediation liabilities of $1 million. Additionally, the Other Adjustments and Reclasses column of the table above includes foreign currency translation of $7 million.

The costs incurred, net of reversals, which total $129 million for the three months ended September 30, 2007, include $23 million and $4 million of charges related to accelerated depreciation and inventory write-downs that were reported in cost of goods sold in the accompanying Consolidated Statement of Operations for the three months ended September 30, 2007. Of the remaining costs incurred, net of reversals, $2 million was included in discontinued operations and $100 million was reported as restructuring costs and other in the accompanying Consolidated Statement of Operations for the three months ended September 30, 2007. The severance costs and exit costs require the outlay of cash, while long-lived asset impairments, accelerated depreciation and inventory write-downs represent non-cash items.

2004-2007 Restructuring Program Activity

The Company implemented certain actions under the program during the third quarter of 2007. As a result of these actions, the Company recorded charges, net of reversals, of $129 million in the third quarter of 2007, which were composed of severance, long-lived asset impairments, exit costs, inventory write-downs, and accelerated depreciation of $58 million, $6 million, $36 million, $4 million, and $23 million, respectively. Included in these amounts, $2 million of exit costs are presented as discontinued operations. The severance costs related to the elimination of approximately 1,425 positions, including approximately 100 photofinishing, 1,025 manufacturing, 50 research and development and 250 administrative positions. The geographic composition of the positions to be eliminated includes approximately 775 in the United States and Canada and 650 throughout the rest of the world. The reduction of the 1,425 positions and the $129 million charges, net of reversals, are reflected in the 2004-2007 Restructuring Program table below. The $6 million charge in the third quarter for long-lived asset impairments was included in restructuring costs and other in the accompanying Consolidated Statement of Operations for the three months ended September 30, 2007, respectively. The charges taken for inventory write-downs of $4 million were reported in cost of goods sold in the accompanying Consolidated Statement of Operations for the three months ended September 30, 2007.

As a result of initiatives implemented under the 2004-2007 Restructuring Program, the Company also recorded $23 million of accelerated depreciation on long-lived assets in cost of goods sold in the accompanying Consolidated Statement of Operations for the three months ended September 30, 2007. The accelerated depreciation relates to long-lived assets accounted for under the held and used model of SFAS No. 144. The total amount of $23 million relates to $22 million of manufacturing facilities and equipment, and $1 million of photofinishing facilities that will be used until their abandonment. The Company will incur approximately $2 million of accelerated depreciation in the fourth quarter of 2007 as a result of the initiatives already implemented under the 2004-2007 Restructuring Program.

In April 2007, the Company entered into an agreement to sell its manufacturing site in Xiamen, China. This sale closed in the second quarter of 2007 and resulted in a non-cash charge of approximately $238 million. This action is part of the 2004-2007 Restructuring Program.

Under this program, on a life-to-date basis as of September 30, 2007, the Company has recorded charges of $3,329 million, which was composed of severance, long-lived asset impairments, exit costs, inventory write-downs and accelerated depreciation of $1,381 million, $617 million, $342 million, $79 million and $931 million, respectively, less reversals of $21 million. The severance costs related to the elimination of approximately 27,025 positions, including approximately 6,525 photofinishing, 12,975 manufacturing, 1,500 research and development and 6,025 administrative positions.

The following table summarizes the activity with respect to the charges recorded in connection with the focused cost reduction actions that the Company has committed to under the 2004-2007 Restructuring Program and the remaining balances in the related reserves at September 30, 2007:

					Long-lived
					Asset
			Exit		Impairments
	Number of	Severance	Costs		and Inventory	Accelerated
(dollars in millions)	Employees	Reserve	Reserve	Total	Write-downs	Depreciation
2004 charges - continuing operations	8,975	$405	$95	$500	$156	$152
2004 charges - discontinued operations	650	13	4	17	1	—
2004 reversals - continuing operations	—	(6)	(1)	(7)	—	—
2004 utilization	(5,175)	(169)	(47)	(216)	(157)	(152)
2004 other adj. & reclasses	—	24	(15)	9	—	—
Balance at 12/31/04	4,450	267	36	303	—	—
2005 charges - continuing operations	7,850	472	82	554	160	391
2005 charges - discontinued operations	275	25	2	27	1	—
2005 reversals - continuing operations	—	(3)	(6)	(9)	—	—
2005 utilization	(10,225)	(377)	(95)	(472)	(161)	(391)
2005 other adj. & reclasses	—	(113)	4	(109)	—	—
Balance at 12/31/05	2,350	271	23	294	—	—
2006 charges - continuing operations	5,150	266	66	332	97	273
2006 charges - discontinued operations	475	52	3	55	3	12
2006 reversals - continuing operations	—	(3)	(1)	(4)	—	—
2006 utilization	(5,700)	(416)	(67)	(483)	(100)	(285)
2006 other adj. & reclasses	—	58	—	58	—	—
Balance at 12/31/06	2,275	228	24	252	—	—
Q1 2007 charges - continuing operations	1,075	53	22	75	11	65
Q1 2007 charges - discontinued operations	50	17	—	17	—	—
Q1 2007 utilization	(1,000)	(84)	(20)	(104)	(11)	(65)
Q1 2007 other adj. & reclasses	—	(18)	—	(18)	—	—
Balance at 3/31/07	2,400	196	26	222	—	—
Q2 2007 charges - continuing operations	1,100	16	28	44	257	15
Q2 2007 charges - discontinued operations	—	3	2	5	—	—
Q2 2007 utilization	(1,250)	(83)	(32)	(115)	(257)	(15)
Q2 2007 other adj. & reclasses	—	41	—	41	—	—
Balance at 6/30/07	2,250	173	24	197	—	—
Q3 2007 charges - continuing operations	1,425	59	36	95	10	23
Q3 2007 charges - discontinued operations	—	—	2	2	—	—
Q3 2007 reversals - continuing operations	—	(1)	—	(1)	—	—
Q3 2007 utilization	(1,000)	(62)	(40)	(102)	(10)	(23)
Q3 2007 other adj. & reclasses	—	(6)	2	(4)	—	—
Balance at 9/30/07	2,675	$163	$24	$187	$—	$—

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

The charges of $130 million recorded in the third quarter of 2007 included $28 million applicable to FPG, $19 million applicable to CDG, $7 million applicable to GCG, and $74 million that was applicable to manufacturing, research and development, and administrative functions, which are shared across all segments. The remaining $2 million is applicable to discontinued operations.

The restructuring actions implemented during the third quarter of 2007 under the 2004-2007 Restructuring Program are expected to generate future annual cost savings of approximately $83 million, all of which are expected to be future annual cash savings. These cost savings began to be realized by the Company beginning in the third quarter of 2007, and are expected to be fully realized by the end of 2008 as most of the actions and severance payouts are completed. These total cost savings are expected to reduce future cost of goods sold, SG&A, and R&D expenses by approximately $53 million, $25 million, and $5 million, respectively.

Based on all of the actions taken to date under the 2004-2007 Restructuring Program, the program is expected to generate annual cost savings of approximately $1,618 million, including annual cash savings of $1,544 million, as compared with pre-program levels. The Company began realizing these savings in the second quarter of 2004, and expects the savings to be fully realized by the end of 2008 as most of the actions and severance payouts are completed. These total cost savings are expected to reduce cost of goods sold, SG&A, and R&D expenses by approximately $1,026 million, $444 million, and $148 million, respectively.

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

Pre-2004 Restructuring Programs Activity

At September 30, 2007, the Company had remaining exit costs reserves of $6 million, relating to restructuring plans committed to or executed prior to 2004. Most of these remaining exit costs reserves represent long-term lease payments, which will continue to be paid over periods throughout and after 2007.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Activity

The Company’s primary sources and uses of cash for the nine month period ended September 30, 2007 included proceeds on the sale of the Health Group, earnings from continuing operations, adjusted for non-cash items of income and expense, debt payments, restructuring payments, capital additions, working capital needs, dividend payments and employee benefit plan payments/contributions.

Net cash used in continuing operations from operating activities was $694 million for the nine months ended September 30, 2007. The Company’s primary sources of cash from operating activities for the period are earnings from continuing operations, as adjusted for non-cash items of income and expense, which provided $486 million of operating cash. The Company’s primary uses of cash in operating activities include:

  Increases in inventories, driven by seasonal build in anticipation of the fourth quarter demand, the introduction of new products, and increased raw material prices;

  Net decrease in liabilities resulting from payment of trade payables and other accruals from year-end 2006 levels;

  Recognition of deferred income on intellectual property arrangements; and

  Decrease in restructuring liabilities driven by cash payments for severance benefits, partially offset by restructuring charges within the current year.

Included in the uses of cash in operating activities discussed above were:

  Cash expenditures of $345 million against restructuring reserves and pension and other postretirement liabilities, primarily for the payment of severance benefits. Employees whose positions were eliminated could elect to receive severance payments for up to two years following their date of termination.

  Contributions (funded plans) or benefit payments (unfunded plans) totaling approximately $83 million relating to major U.S. and non-U.S. defined benefit pension plans. The Company expects its contribution (funded plans) and benefit payment (unfunded plans) requirements for its major U.S. and non-U.S. defined benefit pension plans for the balance of 2007 to be approximately $39 million.

  Benefit payments totaling approximately $164 million relating to U.S., United Kingdom and Canada postretirement benefit plans. The Company expects to pay benefits of $51 million for its U.S., United Kingdom and Canada postretirement plans for the balance of 2007.

Net cash used in continuing operations in investing activities for the nine months ended September 30, 2007 of $43 million includes capital additions of $179 million. The majority of the spending supports new products, manufacturing productivity and quality improvements, infrastructure improvements, equipment placements with customers, and ongoing environmental and safety initiatives. Proceeds from sales of businesses and assets in the period provided cash of $146 million.

Net cash provided by discontinued operations from investing activities was $2,335 million largely due to the proceeds received in connection with the sale of the Health Group business. The Company utilized a portion of this cash for the full repayment of the Secured Term Debt, as reflected in net cash used in financing activities in the period.

Net cash used in financing activities was $1,215 million, including the repayment of debt discussed above and dividends of $72 million. The Company has a dividend policy whereby it makes semi-annual payments which, when declared, will be paid on the Company’s 10th business day each July and December to shareholders of record on the close of the first business day of the preceding month. On May 9, 2007, the Board of Directors declared a semi-annual cash dividend of $.25 per share payable to shareholders of record at the close of business on June 1, 2007. This dividend was paid on July 16, 2007. On October 16, 2007, the Board of Directors declared a semi-annual cash dividend of $.25 per share payable to shareholders of record at the close of business on November 1, 2007 and payable on December 14, 2007.

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

Short-Term Borrowings

As of September 30, 2007, the Company and its subsidiaries, on a consolidated basis, maintained $1,086 million in committed bank lines of credit and $484 million in uncommitted bank lines of credit to ensure continued access to short-term borrowing capacity.

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

The 5-Year Revolving Credit Facility can be used by Eastman Kodak Company (U.S. Borrower) for general corporate purposes including the issuance of letters of credit. Amounts available under the facility can be borrowed, repaid and re-borrowed throughout the term of the facility provided the Company remains in compliance with covenants contained in the Secured Credit Agreement. As of September 30, 2007, there was no debt outstanding and $141 million of letters of credit issued under this facility.

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

On January 10, 2007, the Company announced that it had entered into an agreement to sell its Health Group to Onex Healthcare Holdings, Inc., a subsidiary of Onex Corporation. Under terms of the agreement, the Company agreed to sell its Health Group to Onex for up to $2.55 billion. The price was composed of $2.35 billion in cash at closing, plus up to $200 million in additional future payments if Onex achieves certain returns with respect to its investment. If Onex Healthcare investors realize an internal rate of return in excess of 25% on their investment, the Company will receive payment equal to 25% of the excess return, up to $200 million. The sale closed on April 30, 2007. Because of tax-loss carryforwards and other tax attributes, the Company retained the vast majority of the initial $2.35 billion cash proceeds. Consistent with the terms of the Secured Credit Agreement, on May 3, 2007 the Company used a portion of the proceeds to fully repay its approximately $1.15 billion of secured term debt.

At September 30, 2007, there were no borrowings outstanding for these secured credit facilities. Debt issue costs incurred of approximately $57 million associated with the Secured Credit Facilities were recorded as an asset and are being amortized over the life of the borrowings. As a result of the payment of secured debt in connection with the sale of the Health Group, approximately $19 million of unamortized costs were written off in the second quarter of 2007 to the gain on sale within discontinued operations. The term facilities are no longer available for new borrowings.

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

Interest rates for borrowings under the Secured Credit Agreement are dependent on the Company’s Long Term Senior Secured Credit Rating. The Secured Credit Agreement contains various affirmative and negative covenants customary in a facility of this type, including two quarterly financial covenants: (1) a consolidated debt for borrowed money to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (subject to adjustments to exclude any extraordinary income or losses, as defined by the Secured Credit Agreement, interest income and certain non-cash items of income and expense) ratio on a rolling four-quarter basis of not greater than 3.50 to 1 as of December 31, 2006 and thereafter, and (2) a consolidated EBITDA to consolidated interest expense (subject to adjustments to exclude interest expense not related to borrowed money) ratio, on a rolling four-quarter basis, of no less than 3.00 to 1. As of September 30, 2007, the Company was in compliance with all covenants under the Secured Credit Agreement.

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

The Company pays a commitment fee at an annual rate of 37.5 basis points on the undrawn balance of the 5-Year Revolving Credit Facility at the Company’s current Senior Secured credit rating of Ba1 and BB from Moody's Investor Services, Inc. (Moody's) and Standard & Poor's Rating Services (S&P), respectively. This fee amounts to $3.75 million annually, and is reported as interest expense in the Company's Consolidated Statement of Operations.

In addition to the 5-Year Revolving Credit Facility, the Company has other committed and uncommitted lines of credit at September 30, 2007 totaling $86 million and $484 million, respectively. These lines primarily support borrowing needs of the Company’s subsidiaries, which include term loans, overdraft coverage, letters of credit and revolving credit lines. Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market conditions. Total outstanding borrowings against these other committed and uncommitted lines of credit at September 30, 2007 were $10 million and $24 million, respectively. These outstanding borrowings are reflected in the short-term borrowings in the accompanying Consolidated Statement of Financial Position at September 30, 2007.

At September 30, 2007, the Company had outstanding letters of credit totaling $143 million and surety bonds in the amount of $85 million primarily to ensure the payment of possible casualty and workers' compensation claims, environmental liabilities, and to support various customs and trade activities.

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

Credit Quality

Moody's and S&P's ratings for the Company, including their outlooks, as of the filing date of this Form 10-Q are as follows:

	Senior		Senior
	Secured	Corporate	Unsecured
	Rating	Rating	Rating	Outlook
Moody's	Ba1	B1	B2	Stable
S&P	BB	B+	B	Negative

On September 11, 2007, Standard & Poor's (S&P) concluded a review on Kodak. The conclusion of this work has resulted in an affirmation of the Company's Corporate Rating at B+, and an unchanged outlook of negative. However, S&P has removed the Company from credit watch, where it had been placed with negative implications on August 2, 2006. The Company's Senior Secured rating has improved two levels to BB.

S&P's ratings reflect their concerns regarding the continued decline in the Company's traditional business, the Company's uncertain profitability and cash flow generation of its digital business, and the potential for additional restructuring charges.

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

Off-Balance Sheet Arrangements

The Company guarantees debt and other obligations of certain customers. The debt and other obligations are primarily due to banks and leasing companies in connection with financing of customers' purchases of product and equipment from the Company. At September 30, 2007, the following customer guarantees were in place:

	As of September 30, 2007
	Maximum	Amount
(dollars in millions)	Amount	Outstanding
Customer amounts due to banks and leasing companies	$151	$110
Other third-parties	2	—
Total guarantees of customer debt and other obligations	$153	$110

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

Management believes the likelihood is remote that material payments will be required under any of the guarantees disclosed above. With respect to the guarantees that the Company issued in the quarter ended September 30, 2007, the Company assessed the fair value of its obligation to stand ready to perform under these guarantees by considering the likelihood of occurrence of the specified triggering events or conditions requiring performance as well as other assumptions and factors.

The Company also guarantees debt owed to banks and other third parties for some of its consolidated subsidiaries. The maximum amount guaranteed is $666 million, and the outstanding debt under those guarantees, which is recorded within the short-term borrowings and long-term debt, net of current portion components in the accompanying Consolidated Statement of Financial Position, is $239 million. These guarantees expire in 2007 through 2013. Pursuant to the terms of the Company's $2.7 billion Senior Secured Credit Agreement dated October 18, 2005, obligations under the $2.7 billion Secured Credit Facilities and other obligations of the Company and its subsidiaries to the $2.7 billion Secured Credit Facilities lenders are guaranteed.

The Company issues indemnifications in certain instances when it sells businesses and real estate, and in the ordinary course of business with its customers, suppliers, service providers and business partners. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company's request in such capacities. Historically, costs incurred to settle claims related to these indemnifications have not been material to the Company’s financial position, results of operations or cash flows. Additionally, the fair value of the indemnifications that the Company issued during the quarter ended September 30, 2007 was not material to the Company’s financial position, results of operations or cash flows.

Other

As of September 30, 2007, there has been no material change in the Company's environmental liability exposure and, therefore, no material change in the undiscounted accrued liabilities for environmental remediation costs relative to December 31, 2006 or September 30, 2006.

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

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this report may be forward-looking in nature, or "forward-looking statements" as defined in the United States Private Securities Litigation Reform Act of 1995. For example, references to the Company's expectations for cash flow, taxes, receivables, guarantees, results of litigation, environmental remediation costs, employment reductions, cost of postretirement benefits, and restructuring costs, charges and savings are forward-looking statements.

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

  execution of intellectual property licensing programs and other strategies;

  integration of the Company's businesses to SAP, the Company's enterprise system software;

  completion of various portfolio actions;

  reduction of inventories;

  integration of acquired businesses and consolidation of the Company's subsidiary structure;

  improvement in manufacturing productivity and techniques;

  improvement in working capital management and cash conversion cycle;

  continued availability of essential components and services from concentrated sources of supply;

  improvement in supply chain efficiency and dependability; and

  implementation of the strategies designed to address the decline in the Company's traditional businesses.

The forward-looking statements contained in this report are subject to the following additional risk factors:

  inherent unpredictability of currency fluctuations, commodity prices and raw material costs;

  competitive actions, including pricing;

  the Company's ability to access capital markets;

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

  changes in market growth;

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

Foreign currency forward contracts are used to hedge existing foreign currency denominated assets and liabilities, especially those of the Company’s International Treasury Center, and may be used to hedge foreign currency denominated intercompany sales. Silver forward contracts are used to mitigate the Company’s risk to fluctuating silver prices.

The Company’s exposure to changes in interest rates results from its investing and borrowing activities used to meet its liquidity needs. Long-term debt is generally used to finance long-term investments, while short-term debt is used to meet working capital requirements. The Company does not utilize financial instruments for trading or other speculative purposes.

Using a sensitivity analysis based on estimated fair value of open foreign currency forward contracts using available forward rates, if the U.S. dollar had been 10% stronger at September 30, 2007 and 2006, the fair value of open forward contracts would have decreased $59 million and increased $22 million, respectively. Such gains or losses would be substantially offset by losses or gains from the revaluation or settlement of the underlying positions hedged.

Using a sensitivity analysis based on estimated fair value of open silver forward contracts using available forward prices, if available forward silver prices had been 10% lower at September 30, 2007, the fair value of open forward contracts would have decreased $5 million. Such losses in fair value, if realized, would be offset by lower costs of manufacturing silver-containing products. There were no open forward contracts hedging silver at September 30, 2006.

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

Using a sensitivity analysis based on estimated fair value of short-term and long-term borrowings, if available market interest rates had been 10% (about 57 basis points) higher at September 30, 2007, the fair value of short-term and long-term borrowings would have decreased $1 million and $55 million, respectively. Using a sensitivity analysis based on estimated fair value of short-term and long-term borrowings, if available market interest rates had been 10% (about 68 basis points) higher at September 30, 2006, the fair value of short-term and long-term borrowings would have decreased less than $1 million and $63 million, respectively.

The Company’s financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments. The Company manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties. The Company has procedures to monitor the credit exposure amounts. The maximum credit exposure at September 30, 2007 was not significant to the Company.

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

The Company is one of several Potentially Responsible Parties named in connection with the closure of the LWD, Inc. site; a former permitted hazardous waste treatment facility in Calvert City, Kentucky. The Company has entered into a Consent Order with the EPA based upon evidence that the Company sent waste to the facility for incineration. The Company’s expected cost in connection with this matter is estimated to be $150,000, of which the Company has paid $87,200.

Item 6. Exhibits

(a) Exhibits required as part of this report are listed in the index appearing on page 56.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EASTMAN KODAK COMPANY
(Registrant)

Date:	November 1, 2007	/s/ Diane E. Wilfong
Diane E. Wilfong
Chief Accounting Officer and Controller

Eastman Kodak Company and Subsidiary Companies
Index to Exhibits

Exhibit
Number
(10) F.	Eastman Kodak Company 2005 Omnibus Long-Term Compensation Plan, effective January 1, 2005. (Incorporated by reference to the Eastman Kodak Company Current Report on Form 8-K, filed on May 11, 2005.)

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

Form of Award Notice for Annual Director Stock Option Grant under the 2005 Omnibus Long-Term Compensation Plan.
(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, Exhibit 10.)

Form of Award Notice for Annual Director Restricted Stock Grant under the 2005 Omnibus Long-Term Compensation Plan.
(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, Exhibit 10.)

Amendment to the Eastman Kodak Company 2005 Omnibus Long-Term Compensation Plan, effective July 17, 2007.

(12)	Statement Re Computation of Ratio of Earnings to Fixed Charges.

(31.1)	Certification.

(31.2)	Certification.

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.