Form 10-K
period 2007-12-31
EASTMAN KODAK CO
filed 2008-02-27
CIK 31235

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    Annual report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the year ended December 31, 2007 or

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
Yes  ☐  No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2007, was approximately $8.8 billion. The registrant has no non-voting common stock.

The number of shares outstanding of the registrant's common stock as of February 21, 2008 was 288,145,863 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

PART III OF FORM 10-K

The following items in Part III of this Form 10-K incorporate by reference information from the Notice of 2008 Annual Meeting and Proxy Statement:

Item 10 -	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Item 11 -	EXECUTIVE COMPENSATION

Item 12 -	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Item 13 -	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Item 14 -	PRINCIPAL ACCOUNTING FEES AND SERVICES

Eastman Kodak Company
Form 10-K
December 31, 2007

     PART I

ITEM 1. BUSINESS

Eastman Kodak Company (the Company or Kodak) is the world’s foremost imaging innovator, providing imaging technology products and services to the photographic and graphic communications markets. When used in this report, unless otherwise indicated, “we,” “our,” “us,” the “Company” and “Kodak” refer to Eastman Kodak Company. The Company’s products span:

  Digital cameras and accessories

  Consumer inkjet printers and media

  Digital picture frames

  Retail printing kiosks and related media

  On-line imaging services

  Prepress equipment and consumables

  Workflow software for commercial printing

  Electrophotographic equipment and consumables

  Inkjet printing systems

  Document scanners

  Origination and print films for the entertainment industry

  Consumer and professional photographic film

  Photographic paper and processing chemicals

  Wholesale photofinishing services

Kodak was founded by George Eastman in 1880 and incorporated in 1901 in the State of New Jersey. The Company is headquartered in Rochester, New York.

This year Kodak substantially completed a four-year corporate restructuring and our 2007 results begin to reflect the benefits. We have a traditional business with a sustainable business model as a result of taking costs out ahead of the market decline. We have a strong digital portfolio with differentiated products in growing markets where our unique technology and brand allows us to have leading market positions.

Going forward, we are poised to achieve sustainable, profitable growth through portfolio expansion in our digital capture businesses and significant growth in our output businesses. These businesses will be built by continuing to create competitive solutions from a unique intellectual property portfolio combining materials science and digital image science.

During 2007, all key digital businesses grew and our digital profitability grew faster than total company revenue. We made significant improvement in our digital earnings from operations, and continue to see strong cash flow and earnings from our traditional businesses. We achieved market success with the new product launch of consumer inkjet printers, made great progress on the introduction of CMOS technology and products and drove top-line growth in the Graphic Communications Group through product line extension and entering new markets. We made significant progress toward installing our target cost model by substantially completing the corporate restructuring, reducing costs ahead of the decline in our traditional businesses, improving our go-to-market structure while taking out more than one percentage point of selling, general and administrative expenses (“SG&A”) costs as a percent of sales, and significantly improving our digital portfolio profitability. To ensure our future, we continued to make significant research and development (“R&D”) investments in key focus areas. We completed the sale of the Health Group and ended the year with a strong balance sheet.

For 2008, the Company will focus on the following key metrics:

  Cash generation before dividends

  Growth in revenue from the Consumer Digital Imaging Group and the Graphic Communications Group

  Growth in earnings from operations

In addition, the 2008 Strategic Imperatives include:

  Driving unit growth in digital output businesses for future annuities

  Margin enhancement in our digital capture businesses

  Cash generation from our traditional businesses, utilizing cost efficiencies to address industry demand declines

  Execution excellence to drive productivity gains

REPORTABLE SEGMENTS

As of and for the year ended December 31, 2007, the Company reported financial information for three reportable segments: Consumer Digital Imaging Group (CDG), Film Products Group (FPG), and Graphic Communications Group (GCG). The balance of the Company's operations, which individually and in the aggregate do not meet the criteria of a reportable segment, are reported in All Other.

The following business discussion is based on the three reportable segments and All Other as they were structured as of and for the year ended December 31, 2007. The Company's sales, earnings and assets by reportable segment for these three reportable segments and All Other for each of the past three years are shown in Note 24, “Segment Information.”

CONSUMER DIGITAL IMAGING GROUP (CDG) SEGMENT

Sales from continuing operations of the CDG segment for 2007, 2006 and 2005 were (in millions) $4,631, $4,711, and $5,646, respectively.

The Company is a global leader in providing digital photography products and services for consumer markets. Kodak holds top three market shares in many major categories in which it participates, such as digital still cameras, retail printing, and digital picture frames.

CDG's mission is to enhance people’s lives and social interactions through the capabilities of digital imaging technology, combined with Kodak’s unique consumer knowledge, brand and intellectual property. This focus has led to a full range of product and service offerings to the consumer. CDG’s strategy is to extend picture taking, picture search/organizing, creativity, sharing and printing to bring innovative new experiences to consumers – in ways that extend Kodak’s legendary heritage in ease of use.

Digital Products: Consumer digital products include digital cameras, digital picture frames, home imaging accessory products, and snapshot printers and printer media. These product lines fuel Kodak’s participation in the high revenue growth imaging device and accessory markets. Products are sold directly to retailers or distributors, and are also available to customers through the Internet at the Kodak store (www.kodak.com). Kodak’s full line of camera products and accessories enable the consumer to personalize their digital camera and their photographic experience. In January 2007 Kodak introduced a new line of Digital Picture Frames that play customizable slideshows of pictures and videos that can be set to music.

Retail Printing: In January 2007, the Retail Printing Group was redefined to manage Kodak’s complete set of digital printing hardware, media and infrastructure offerings to retailers. This consolidation enabled a complete set of resources to be applied to bringing innovative service products to retailers, and as such added scale and stability to CDG’s ongoing revenue, cash flows and earnings. Kodak’s product and service offerings to retailers include retail kiosks, color paper, processing chemistry, retail store merchandising and identity programs, after sale service and support, web infrastructure support, and wholesale printing services. Kodak Picture Kiosks and associated media, with approximately 90,000 installations worldwide, are sold directly to major retailers and provide consumers with a flexible array of output products from their digital images. These products include high-quality custom printed products, and the ability to automatically create collages and interactive, picture-movie DVDs set to music.

Online Imaging Services: Kodak Gallery, which has more than 50 million members, is a leading online merchandise and sharing service in the category. The Kodakgallery.com site provides consumers with a secure and easy way to view, store and share their photos with friends and family, and to receive Kodak prints and other creative products from their pictures, such as photo books, frames, calendars, and a host of other personalized merchandise. In 2006, Kodak entered a partnership to develop and sell a line of branded Martha Stewart photo products on Kodak Gallery. Products are distributed directly to consumers’ homes, or through relationships with major retailers. Additionally, the site is a chosen partner for leading companies such as Adobe, Apple, Microsoft, and Amazon.

Kodak also distributes Kodak EasyShare desktop software at no charge to consumers, which provides easy organization and editing tools, and unifies the experience between digital cameras, home printers, and the Kodak Gallery services.

Imaging Sensors: Kodak's line of CCD and CMOS sensors provides an attractive market opportunity, including mobile, automotive, industrial and professional imaging sectors. Kodak has leading sensor architecture intellectual property positions, and operates with an "asset light" manufacturing strategy that includes partnerships with key industry players for large-scale semiconductor manufacturing.

All-in-One Inkjet Printers: In February 2007, Kodak introduced the Kodak All-in-One Inkjet Printing System as a major initiative to drive future revenue growth and earnings. Four key components enable an expected breakthrough market entry: 1) a proprietary high-speed inkjet printing system; 2) nanoparticle pigment-based inks; 3) instant-dry, porous papers; and 4) Kodak’s unique Image Science technologies. Additionally, the system is designed with a permanent print head. This unique offering is targeting the high-volume document and photo printer market with a breakthrough value proposition delivering lower cost per printed page as compared with competitive products. The inkjet operating model leverages Kodak technology and the efficiency of the current industry infrastructure to achieve an “asset light” approach to deliver this unmatched value proposition to the marketplace.

Marketing and Competition: The Company faces competition from other online service companies, consumer electronics and printer companies in the markets in which it competes, generally competing on price and technological advances. Rapid price declines shortly after product introduction are common in this environment, as producers are continually introducing new models with enhanced capabilities, such as improved resolution and/or optical systems in cameras.

The key elements of CDG’s marketing strategy emphasize ease of use, quality and the complete solution offered by Kodak products and services. This is communicated through a combination of in-store presentation, online marketing, and advertising. The Company's advertising programs actively promote the segment’s products and services in its various markets, and its principal trademarks, trade dress, and corporate symbol are widely used and recognized. Kodak is frequently noted by trade and business publications as one of the most recognized and respected brands in the world.

The Company’s strategy to address the decline in the market for color photographic papers is to offer a variety of color paper formulations designed to optimize digital printing workflows in consumer and professional photo processing labs. The Company also offers to professional and commercial labs an industry-leading family of digital workflow software designed to improve their workflows and enhance our position as a leading supplier of consumables.

FILM PRODUCTS GROUP (FPG) SEGMENT

Sales from continuing operations of the FPG segment for 2007, 2006 and 2005 were (in millions) $1,968, $2,312, and $2,841, respectively.

This segment is composed of traditional photographic products and services used to create motion pictures, and for consumer, professional and industrial imaging applications. The Company manufactures and markets films (motion picture, consumer, professional, industrial and aerial), and one-time-use and re-loadable film cameras.

The market for consumer and professional films and certain industrial and aerial films are in decline and are expected to continue to decline due to digital substitution. The market for motion picture films, however, has remained relatively stable, with any significant impact from digital substitution still expected to evolve sometime into the future. The future impact of digital substitution on the motion picture film market is difficult to predict due to a number of factors, including the pace of digital technology adoption in major world markets, the underlying economic strength or weakness in these markets, the timing of digital infrastructure installation, and the ability to finance the installation of digital systems.

Marketing and Competition: The fundamental elements of the Company’s strategy with respect to the photographic products in this segment are to create a sustainable business model, serving customers for traditional products while aggressively managing our cost structure for those businesses that are in decline. Selective innovation plays a key element in this strategy.

The Company’s strategy for the Entertainment Imaging business is to sustain motion picture film’s position as the pre-eminent capture medium for the creation of motion pictures, television dramas, and commercials. Selective investments to improve film’s superior image capture and quality characteristics are part of this strategy. Kodak has the leading share of the origination film market by a significant margin, led by the widely-acclaimed and Oscar-award-winning VISION2 series of motion picture films and the positive reception of our recently introduced VISION3 motion picture film.

The distribution of motion pictures to theaters on print film is another important element of the business, one in which the Company continues to be widely recognized as the market leader. Price competition is a bigger factor in this segment of the motion picture market, but the Company continues to maintain the leading share position, with several multi-year agreements with the major studios.

Throughout the world, most Entertainment Imaging products are sold directly to studios, laboratories, independent filmmakers or production companies. Quality and availability are important factors for these products, which are sold in a price competitive environment. As the industry moves to digital formats, the Company anticipates that it will face new competitors, including some of its current customers and other electronics manufacturers.

In the consumer and professional film markets, Kodak continues to maintain the leading worldwide share position despite continuing strong competition as the market declines, through ongoing product innovation and customer relations and service. In 2007, product innovations included upgrades to select consumer films, one-time-use cameras, and professional films. These products were introduced worldwide and won significant acclaim and industry awards, especially among professional photographers. The continuing industry consolidation, along with the retailers’ move towards carrying fewer brands on their shelves, has enabled the Company to secure a number of preferred contract renewals with leading retailers in Europe and North America, strengthening our position.

Traditional film products and services for the consumer market are sold throughout the world, both direct to retailers and, increasingly, through distributors. Price competition continues to exist in all marketplaces. To be more cost competitive with its traditional film product offerings, the Company has rationalized capacity and restructured its go-to-market model. Digital substitution has led to substantial declines in film usage throughout most of the world. However, surveys conducted in the U.S. and Europe during 2007 have indicated that the majority of professional photographers will continue to use film, in addition to digital.

GRAPHIC COMMUNICATIONS GROUP (GCG) SEGMENT

Sales from continuing operations of the Graphic Communications Group segment for 2007, 2006 and 2005 were (in millions) $3,590, $3,477, and $2,825, respectively.

The Graphic Communications Group segment serves a variety of customers in the creative, in-plant, data center, commercial printing, packaging, newspaper, and digital service bureau market segments with a range of software, media, and hardware products that provide customers with a variety of solutions for prepress equipment, workflow software, digital and traditional printing, document scanning, and multi-vendor IT services. Products include digital and traditional prepress equipment and consumables, including plates, chemistry, and media; workflow software and digital controller development; color and black and white electrophotographic equipment and consumables; high-speed, high-volume continuous inkjet printing systems; wide-format inkjet inks and media; high-speed production and workgroup document scanners; and micrographic peripherals and media (including micrographic films). GCG also provides maintenance and professional services for Kodak and other manufacturers' products, as well as providing imaging services to customers.

Marketing and Competition: Throughout the world, graphic communications products are sold through a variety of direct and indirect channels. The end users of these products include businesses in the commercial printing, data center, in-plant and digital service provider market segments. While there is price competition, the Company has generally been able to maintain price by adding more attractive features to its products through technological advances. The Company has developed a wide-ranging portfolio of digital products - workflow, equipment, media, and services to meet the needs of customers who are interested in converting from analog to digital technology. Maintenance and professional services for the Company's products are sold either through product distribution channels or directly to the end users. In addition, a range of inkjet products for digital printing and proofing are sold through direct and indirect means. Document scanners are sold primarily through a two-tiered distribution channel to a number of different industries.

The growth in digital solutions has negatively affected revenues from traditional graphic arts films, analog plates and other traditional products. As a result, the Company has become more active in digital printing products, software and services in order to participate in these growth segments. The Company remains competitive by focusing on developing digital solutions based on inkjet, thermal and electrophotographic technologies including comprehensive workflow, training, and service systems.

ALL OTHER

Sales from continuing operations comprising All Other for 2007, 2006 and 2005 were (in millions) $112, $68, and $83, respectively.

All Other is composed of the Company's display business and other small, miscellaneous businesses.

DISCONTINUED OPERATIONS – HEALTH GROUP

On April 30, 2007 the Company closed on the sale of its Health Group to Onex Healthcare Holdings, Inc., a subsidiary of Onex Corporation. Approximately 8,100 employees of the Company associated with the Health Group transitioned to Carestream Health Inc. as part of the transaction. Also included in the sale were manufacturing operations focused on the production of health imaging products, as well as an office building in Rochester, NY. The results of the sale and operations for the Health Group are presented as discontinued operations in the Consolidated Statement of Operations. All prior periods have been revised for comparison purposes. See Note 23, “Discontinued Operations” in the Notes to Financial Statements for further discussion.

FINANCIAL INFORMATION BY GEOGRAPHIC AREA

Financial information by geographic area for the past three years is shown in Note 24, “Segment Information.”

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

SEASONALITY OF BUSINESS

Sales and earnings of the CDG segment are linked to the timing of holidays, vacations and other leisure or gifting seasons. In 2007, sales of digital products were highest in the last four months of the year. Digital capture and consumer inkjet printing products have experienced peak sales in this period as a result of the December holidays. Sales are normally lowest in the first quarter due to the absence of holidays and fewer picture-taking opportunities during that time. These trends are expected to continue as the Company continues to experience growth in sales of digital products.

Sales and earnings of the FPG segment are linked to the timing of holidays, vacations and other leisure activities. Sales and earnings are normally strongest in the second and third quarters as demand is high due to heavy vacation activity, events such as weddings and graduations, and the summer motion picture season.

Sales and earnings of the GCG segment exhibit modestly higher levels in the fourth quarter. This is driven primarily by the sales of continuous inkjet, electrophotographic printing, and document scanner products due to seasonal customer demand linked to commercial year-end advertising processes.

RESEARCH AND DEVELOPMENT

Through the years, the Company has engaged in extensive and productive efforts in research and development.

Research and development expenditures for the Company’s three reportable segments and All Other were as follows:

(in millions)	For the Year Ended December 31,
	2007	2006	2005
Consumer Digital Imaging Group	$248	$281	$300
Film Products Group	29	33	63
Graphic Communications Group	205	200	281
All Other	53	64	95
Total	$535	$578	$739

Research and development is headquartered in Rochester, New York. Other U.S. groups are located in Boston, Massachusetts; New Haven, Connecticut; and San Jose, Emeryville, and San Diego, California. Outside the U.S., groups are located in England, France, Israel, Germany, Japan, China, and Singapore. These groups work in close cooperation with manufacturing units and marketing organizations to develop new products and applications to serve both existing and new markets.

It has been the Company's general practice to protect its investment in research and development and its freedom to use its inventions by obtaining patents. The ownership of these patents contributes to the Company's ability to provide leadership products and to generate revenue from licensing. The Company holds portfolios of patents in several areas important to its business, including digital cameras and image sensors; network photo sharing and fulfillment; flexographic and lithographic printing plates and systems; digital printing workflow and color management proofing systems; color and black and white electrophotographic printing systems; wide-format, continuous, and consumer inkjet printers; inkjet inks and media; thermal dye transfer and dye sublimation printing systems; digital cinema; color negative films, processing and papers; and organic light-emitting diodes. Each of these areas is important to existing and emerging business opportunities that bear directly on the Company's overall business performance.

The Company's major products are not dependent upon one single, material patent. Rather, the technologies that underlie the Company's products are supported by an aggregation of patents having various remaining lives and expiration dates. There is no individual patent or group of patents the expiration of which is expected to have a material impact on the Company's results of operations.

ENVIRONMENTAL PROTECTION

The Company is subject to various laws and governmental regulations concerning environmental matters. The U.S. federal environmental legislation and state regulatory programs having an impact on the Company include the Toxic Substances Control Act, the Resource Conservation and Recovery Act, the Clean Air Act, the Clean Water Act, the NY State Chemical Bulk Storage Regulations and the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (the Superfund Law).

It is the Company’s policy to carry out its business activities in a manner consistent with sound health, safety and environmental management practices, and to comply with applicable health, safety and environmental laws and regulations. The Company continues to engage in programs for environmental, health and safety protection and control.

Based upon information presently available, future costs associated with environmental compliance are not expected to have a material effect on the Company's capital expenditures, earnings or competitive position. However, such costs could be material to results of operations in a particular future quarter or year.

Environmental protection is further discussed in Note 11, "Commitments and Contingencies," in the Notes to Financial Statements.

EMPLOYMENT

At the end of 2007, the Company employed the full time equivalent of approximately 26,900 people, of whom approximately 14,200 were employed in the U.S. The actual number of employees may be greater because some individuals work part time.

AVAILABLE INFORMATION

The Company files many reports with the Securities and Exchange Commission (SEC), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. These reports, and amendments to these reports, are made available free of charge as soon as reasonably practicable after being electronically filed with or furnished to the SEC. They are available through the Company's website at www.Kodak.com. To reach the SEC filings, follow the links to Investor Center, and then SEC Filings. The Company also makes available its annual report to shareholders and proxy statement free of charge through its website.

We have included the CEO and CFO certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to this report. We have also included these certifications with the Form 10-K for the year ended December 31, 2006 filed on March 1, 2007. Additionally, we filed with the New York Stock Exchange (NYSE) the CEO certification, dated June 4, 2007, regarding our compliance with the NYSE's corporate governance listing standards pursuant to Section 303A.12(a) of the listing standards, and indicated that the CEO was not aware of any violations of the listing standards by the Company.

ITEM 1A.	RISK FACTORS

If we do not effectively execute on our growth initiatives, our financial performance could be adversely affected.

The Company participates in digital product markets dominated by a few, large competitors with broad, well-established distribution channels and supplier arrangements. Achievement of scale, in those markets where Kodak has nascent, but growing, businesses, is necessary for the Company to successfully compete in these markets. The Company’s failure to obtain sustainable growth in these businesses could adversely affect the Company’s financial performance.

If we fail to comply with the covenants contained in our Secured Credit Agreement, including the two financial covenants, our ability to meet our financial obligations could be severely impaired.

There are affirmative, negative and financial covenants contained in the Company’s Secured Credit Agreement. These covenants are typical for a secured credit agreement of this nature. The Company’s failure to comply with these covenants could result in a default under the Secured Credit Agreement. If an event of default was to occur and is not waived by the lenders, then all outstanding debt, letters of credit, interest and other payments under the Secured Credit Agreement could become immediately due and payable and any unused borrowing availability under the revolving credit facility of the Secured Credit Agreement could be terminated by the lenders. The failure of the Company to repay any accelerated debt under the Secured Credit Agreement could result in acceleration of the majority of the Company’s unsecured outstanding debt obligations.

If we cannot effectively anticipate technology trends and develop new products to respond to changing customer preferences, this could adversely affect our revenues.

Due to changes in technology and customer preferences, the market for traditional photography products and services is in decline. In its Film Products Group, the Company continues to experience declines in customer demand for film products, consistent with industry trends. Management has developed initiatives to address the anticipated impact of these trends on the Company’s performance. In addition, the Company’s product development efforts are focused on digital capture devices (digital cameras and scanners) designed to improve the image acquisition or digitalization process, software products designed to enhance and simplify the digital workflow, output devices (thermal and inkjet printers and commercial printing systems and solutions) designed to produce high quality documents and images, and media (thermal and silver halide) optimized for digital workflows. Kodak’s success depends in part on its ability to develop and introduce new products and services in a timely manner that keep pace with technological developments and that are accepted in the market. The Company continues to introduce new consumer and commercial digital product offerings. However, there can be no assurance that the Company will be successful in anticipating and developing new products, product enhancements or new solutions and services to adequately address changing technologies and customer requirements. In addition, if the Company is unable to anticipate and develop improvements to its current technology, to adapt its products to changing customer preferences or requirements or to continue to produce high quality products in a timely and cost-effective manner in order to compete with products offered by its competitors, this could adversely affect the revenues of the Company.

If we cannot continue to license or enforce the intellectual property rights on which our business depends or if third parties assert that we violate their intellectual property rights our revenue, earnings and expenses may be adversely impacted.

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

Kodak has made substantial investments in new, proprietary technologies and has filed patent applications and obtained patents to protect its intellectual property rights in these technologies as well as the interests of the Company’s licensees. The execution and enforcement of licensing agreements protects the Company's intellectual property rights and provides a revenue stream in the form of royalties that enables Kodak to further innovate and provide the marketplace with new products and services. There is no assurance that such measures alone will be adequate to protect the Company's intellectual property. The Company’s ability to execute its intellectual property licensing strategies could also affect the Company’s revenue and earnings. Kodak’s failure to develop and properly manage new intellectual property could adversely affect the Company’s market positions and business opportunities. Furthermore, the Company’s failure to identify and implement licensing programs, including identifying appropriate licensees, could adversely affect the profitability of Kodak’s operations.

Finally, third parties may claim that the Company or customers indemnified by Kodak are infringing upon their intellectual property rights. Such claims may be made by competitors seeking to block or limit Kodak’s access to digital markets. Additionally, in recent years, individuals and groups have begun purchasing intellectual property assets for the sole purpose of making claims of infringement and attempting to extract settlements from large companies like Kodak. Even if Kodak believes that the claims are without merit, the claims can be time-consuming and costly to defend and distract management’s attention and resources. Claims of intellectual property infringement also might require the Company to redesign affected products, enter into costly settlement or license agreements or pay costly damage awards, or face a temporary or permanent injunction prohibiting Kodak from marketing or selling certain of its products. Even if the Company has an agreement to indemnify it against such costs, the indemnifying party may be unable to uphold its contractual agreement to Kodak. If we cannot or do not license the infringed technology at all, license the technology on reasonable terms or substitute similar technology from another source, our revenue and earnings could be adversely impacted.

If we cannot attract, retain and motivate key employees, our business could be harmed.

In order for the Company to be successful, we must continue to attract, retain and motivate executives and other key employees, including technical, managerial, marketing, sales, research and support positions. Hiring and retaining qualified executives, research professionals, and qualified sales representatives are critical to the Company’s future and competition for experienced employees in the industries in which we compete can be intense. The market for employees with digital skills is highly competitive and therefore the Company’s ability to attract such talent will depend on a number of factors, including compensation and benefits, work location and persuading potential employees that the Company is well-positioned for success in the new digital markets Kodak has and will enter. The Company also must keep employees focused on the strategic initiatives and goals in order to be successful. If we cannot attract properly qualified individuals, retain key executives and employees or motivate our employees, our business could be harmed.

System integration issues could adversely affect our revenue and earnings.

Portions of our IT infrastructure may experience interruptions, delays or cessations of service or product errors in connection with systems integration or migration work that takes place from time to time; in particular, installation of SAP within our Graphic Communications Group. We may not be successful in implementing new systems and transitioning data, which could cause business disruptions and be more expensive, time consuming, disruptive and resource-intensive. Such disruption could adversely affect our ability to fulfill orders and interrupt other processes. Delayed sales, higher costs or lost customers resulting from these disruptions could adversely affect our financial results and reputation.

Our inability to effectively complete, integrate and manage acquisitions, divestitures and other significant transactions could adversely impact our business performance including our financial results.

As part of our business strategy, we frequently engage in discussions with third parties regarding possible investments, acquisitions, strategic alliances, joint ventures, divestitures and outsourcing transactions ("transactions") and enter into agreements relating to such transactions in order to further our business objectives. In order to pursue this strategy successfully, we must identify suitable candidates for and successfully complete transactions, some of which may be large and complex, and manage post-closing issues such as the integration of acquired companies or employees. Integration and other risks of transactions can be more pronounced for larger and more complicated transactions, or if multiple transactions are pursued simultaneously. If we fail to identify and complete successfully transactions that further our strategic objectives, we may be required to expend resources to develop products and technology internally, we may be at a competitive disadvantage or we may be adversely affected by negative market perceptions, any of which may have a material adverse effect on our revenue, gross margin and profitability.

In 2005, Kodak completed two large business acquisitions in its Graphic Communications Group segment in order to strengthen and diversify its portfolio of businesses, while establishing itself as a leader in the graphic communications market. The Company has substantially completed its extensive restructuring of its traditional manufacturing and corporate infrastructure, but will need to continue to rationalize all items of cost to remain competitive. In the event that Kodak fails to effectively manage the continuing decline of its more traditional businesses while simultaneously integrating these acquisitions, it could fail to obtain the expected synergies and favorable impact of these acquisitions. Such a failure could cause Kodak to lose market opportunities and experience a resulting adverse impact on its revenues and earnings.

Economic trends in our major markets could adversely affect our financial performance.

Economic downturns and declines in consumption in Kodak’s major markets may affect the levels of both commercial and consumer sales and profitability. Purchases of Kodak’s consumer products are to a significant extent discretionary. Accordingly, weakening economic conditions or outlook could result in a decline in the level of consumption and could adversely affect Kodak’s results of operations.

If we do not timely implement our planned working capital improvements, this could adversely affect our cash flow.

Unanticipated delays in the Company's plans to continue working capital improvements could adversely impact Kodak’s cash flow. Planned inventory reductions could be compromised by slower sales due to the deteriorating economic environment, the competitive environment for digital products, and the continuing decline in demand for traditional products, which could also place pressures on Kodak’s sales and market share. Conversely, accounts receivable goals could be missed due to stronger sales or a decline in our customers’ ability to pay as a result of economic downturn. In addition, if the Company does not make the expected progress to align our accounts payable metrics with our peer groups our cash flow could be negatively impacted. In the event Kodak is unable to successfully manage these issues in a timely manner, they could adversely impact the planned working capital improvement.

Delays in our plans to improve manufacturing productivity and control cost of operations could negatively impact our gross margins.

Kodak’s failure to successfully manage operational performance factors could delay or curtail planned improvements in manufacturing productivity. Delays in Kodak’s plans to improve manufacturing productivity and control costs of operations, could negatively impact the gross margins of the Company. Furthermore, if Kodak is unable to successfully negotiate competitive raw material costs with its suppliers, or incurs adverse pricing on certain of its commodity-based raw materials, gross margins could be adversely impacted.

We depend on third party suppliers and, therefore, our revenue and gross margins could suffer if we fail to manage supplier relationships properly.

Kodak’s operations depend on its ability to anticipate the needs for components, products and services and Kodak’s suppliers’ ability to deliver sufficient quantities of quality components, products and services at reasonable prices in time for Kodak to meet its customers’ demand. Given the wide variety of products, services and systems that Kodak offers, the large number of suppliers and contract manufacturers the Company depends upon that are dispersed across the globe, and the long lead times that are required to manufacture, assemble and deliver certain components and products, problems could arise in planning production and managing inventory levels that could seriously harm Kodak. Other supplier problems that Kodak could face include component shortages, excess supply, risks related to terms of its contracts with suppliers, and risks related to dependency on single source suppliers.

We have outsourced a significant portion of our overall worldwide manufacturing and back-office operations and face the risks associated with relying on third party manufacturers and external suppliers.

We have outsourced a significant portion of our overall worldwide manufacturing, customer support and administrative operations (such as human resource, credit and collection, and general ledger accounting functions) to third parties and various service providers. To the extent that we rely on third party manufacturing relationships, we face the risk that those manufacturers may not be able to develop manufacturing methods appropriate for our products, they may not be able to maintain an adequate control environment, they may not be able to quickly respond to changes in customer demand for our products, they may not be able to obtain supplies and materials necessary for the manufacturing process, they may experience labor shortages and/or disruptions, manufacturing costs could be higher than planned and the reliability of our products could decline. If any of these risks were to be realized, and assuming alternative third-party manufacturing relationships could not be established, we could experience interruptions in supply or increases in costs that might result in our being unable to meet customer demand for our products, damage to our relationships with our customers, and reduced market share, all of which could adversely affect our results of operations and financial condition.

If our ongoing efforts to improve our supply chain efficiency are not achieved, this could adversely affect our revenue and earnings.

Kodak’s improvement in supply chain efficiency, if not achieved, could adversely affect its business by preventing shipments of certain products to be made in their desired quantities and in a timely and cost-effective manner. The ongoing efficiencies could be compromised if Kodak expands into new markets with new applications that are not fully understood or if the portfolio broadens beyond that anticipated when the plans were initiated. Any unforeseen changes in manufacturing capacity could also compromise our supply chain efficiencies.

The competitive pressures we face could harm our revenue, gross margins and market share.

The markets in which we do business are highly competitive, and we encounter aggressive price competition for all our products and services from numerous companies globally. Over the past several years, price competition in the market for digital products (including consumer inkjet printers), film and services has been particularly intense as competitors have aggressively cut prices and lowered their profit margins for these products. In the Graphic Communications Group segment, aggressive pricing tactics by our competitors have intensified the contract negotiation process. Our results of operations and financial condition may be adversely affected by these and other industry-wide pricing pressures. If the Company is unable to obtain pricing or programs sufficiently competitive with current and future competitors, Kodak could also lose market share, adversely affecting its revenue and gross margins.

If we fail to manage distribution of our products and services properly, our revenue, gross margins and earnings could be adversely impacted.

The Company uses a variety of different distribution methods to sell our products and services, including third-party resellers and distributors and both direct and indirect sales to both enterprise accounts and customers. Successfully managing the interaction of direct and indirect channels to various potential customer segments for our products and services is a complex process. Moreover, since each distribution method has distinct risks and costs, our failure to implement the most advantageous balance in the delivery model for our products and services could adversely affect our revenue, gross margins and earnings. Due to changes in the Company’s go-to-market models, the Company is more reliant on fewer distributors. This has concentrated the Company’s credit risk, which, if not appropriately managed, could result in an adverse impact on the Company’s financial performance.

We may provide financing and financial guarantees to our customers, some of which may be for significant amounts.

The competitive environment in which we operate may require us to provide financing to our customers in order to win a contract. Customer financing arrangements may include all or a portion of the purchase price for our products and services. We may also assist customers in obtaining financing from banks and other sources and may provide financial guarantees on behalf of our customers. Our success may be dependent, in part, upon our ability to provide customer financing on competitive terms and on our customers’ creditworthiness. If we are unable to provide competitive financing arrangements to our customers or if we extend credit to customers that are not creditworthy, this could adversely impact our revenues, profitability and financial position.

Because we sell our products and services worldwide, we are subject to changes in currency exchange rates and interest rates that may adversely impact our results of operations and financial position.

Kodak, as a result of its global operating and financing activities, is exposed to changes in currency exchange rates and interest rates, which may adversely affect its results of operations and financial position. Exchange rates and interest rates in certain markets in which the Company does business tend to be more volatile than those in the United States and Western Europe. There can be no guarantees that the economic situation in developing markets or elsewhere will not worsen, which could result in future effects on revenue and earnings should such events occur.

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

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

Our worldwide operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, tsunamis, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or manmade disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our revenue and financial condition and increase our costs and expenses. In addition, some areas, including parts of the east coast of the United States, have previously experienced, and may experience in the future, major power shortages and blackouts. These blackouts could cause disruptions to our operations or the operations of our suppliers, distributors and resellers, or customers. These events could seriously harm our revenue and financial condition, and increase our costs and expenses.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company's worldwide headquarters is located in Rochester, New York.

The CDG segment of Kodak’s business in the United States is headquartered in Rochester, New York. A manufacturing facility in Harrow, England produces photographic paper. Kodak Gallery operations are managed from Emeryville, California. Kodak Consumer Inkjet Systems operations are located in San Diego, California and Rochester, New York. Many of CDG’s businesses rely on manufacturing assets, company-owned or through relationships with design and manufacturing partners, which are located close to end markets and/or supplier networks. There are a number of photofinishing laboratories in the U.S.

The FPG segment of Kodak’s business is centered in Rochester, New York, where film and photographic chemicals and related materials are manufactured. Additional manufacturing facilities supporting the business are located in Windsor, Colorado; China; Mexico; India; Brazil; and Russia. Entertainment Imaging has business operations in Hollywood, California and Rochester, New York.

Products in the GCG segment are manufactured in the United States, primarily in Rochester, New York; Dayton, Ohio; Columbus, Georgia; Weatherford, Oklahoma; and Windsor, Colorado. Manufacturing facilities outside the United States are located in the United Kingdom, Germany, Israel, Bulgaria, China, Japan, Canada, and Mexico.

Properties within a country may be shared by all segments operating within that country.

Regional distribution centers are located in various places within and outside of the United States. The Company owns or leases administrative, manufacturing, marketing, and processing facilities in various parts of the world. The leases are for various periods and are generally renewable.

The Company has significantly reduced its property portfolio as a result of the 2004-2007 Restructuring Program. Under this program, the Company planned to reduce its traditional manufacturing infrastructure by two-thirds below 2004 levels. The program was substantially complete by year-end 2007.

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

The Company is one of several Potentially Responsible Parties named in connection with the closure of the LWD, Inc. site, a former permitted hazardous waste treatment facility in Calvert City, Kentucky. The Company has entered into a Consent Order with the EPA based upon evidence that the Company sent waste to the facility for incineration. The Company’s expected cost in connection with this matter is estimated to be $150,000, of which the Company has paid $87,200.

The Company and its subsidiaries are involved in various lawsuits, claims, investigations and proceedings, including commercial, customs, employment, environmental, and health and safety matters, which are being handled and defended in the ordinary course of business. In addition, the Company is subject to various assertions, claims, proceedings and requests for indemnification concerning intellectual property, including patent infringement suits involving technologies that are incorporated in a broad spectrum of the Company’s products. These matters are in various stages of investigation and litigation, and are being vigorously defended. Although the Company does not expect that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial condition or results of operations, litigation is inherently unpredictable. Therefore, judgments could be rendered or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instructions G (3) of Form 10-K, the following list is included as an unnumbered item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders.

			Date First Elected
Name	Age	Positions Held	an Executive Officer	to Present Office
Robert L. Berman	50	Senior Vice President	2002	2005
Philip J. Faraci	52	President and Chief Operating Officer	2005	2007
Joyce P. Haag	57	General Counsel and Senior Vice President	2005	2005
Mary Jane Hellyar	54	Executive Vice President	2005	2007
James T. Langley	57	Senior Vice President	2003	2003
William J. Lloyd	68	Senior Vice President	2005	2005
Antonio M. Perez	62	Chairman of the Board, Chief Executive Officer	2003	2005
Frank S. Sklarsky	51	Chief Financial Officer and Executive Vice President	2006	2006
Diane E. Wilfong	46	Chief Accounting Officer and Corporate Controller	2006	2006

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

The executive officers' biographies follow:

Robert L. Berman

Mr. Berman was appointed to his current position in January 2002 and was elected a Vice President of the Company in February 2002. In March 2005, he was elected a Senior Vice President by the Board of Directors. In this capacity, he is responsible for the design and implementation of all human resources strategies, policies and processes throughout the corporation. He is a member of the Eastman Kodak Company Executive Council, and serves on the Company’s Senior Executive Diversity and Inclusion Council and Ethics Committee. He works closely with Kodak’s CEO, Board of Directors and Executive Compensation and Development Committee on all executive compensation and development processes for the corporation. Prior to this position, Mr. Berman was the Associate Director of Human Resources and the Director and divisional vice president of Human Resources for Global Operations, leading the delivery of strategic and operational human resources services to Kodak’s global manufacturing, supply chain and regional operations around the world. He has held a variety of other key human resources positions for Kodak over his 25 year career, including the Director and divisional vice president of Human Resources for the global Consumer Imaging business and the Human Resources Director for Kodak Colorado Division.

Philip J. Faraci

Philip Faraci was named President and Chief Operating Officer, Eastman Kodak Company, in September 2007. As President and COO, Mr. Faraci is responsible for the day-to-day management of Kodak’s two major digital businesses: the Consumer Digital Imaging Group (CDG) and the Graphic Communications Group (GCG). Mr. Faraci had been President of CDG and a Senior Vice President of the Company. He joined Kodak as Director, Inkjet Systems Program in December 2004. In February 2005 he was elected a Senior Vice President of the Company. In June 2005, he was also named Director, Corporate Strategy & Business Development.

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

Prior to joining the Kodak Legal Staff, Ms. Haag was an associate with Boylan, Brown, Code, Fowler Vigdor & Wilson LLP in Rochester, New York.

Mary Jane Hellyar

Mary Jane Hellyar joined Eastman Kodak Company in 1982 as a research scientist in the Kodak Research Laboratories and over the next ten years held a variety of positions within R&D, Film Manufacturing, and chemical process development. Following a one-year program at the Sloan School, she joined Consumer Imaging in the Strategic Planning function in 1994.

In 1995 Ms. Hellyar became director of the Color Product Platform, responsible for development and commercialization of all color films, papers and chemicals.

Effective May 1999, Ms. Hellyar was named general manager, Consumer Film Business, Consumer Imaging and was elected a corporate vice president. Subsequently, her responsibilities were expanded to include professional films, photographic paper and chemicals.

In November 2004, Ms. Hellyar was named President, Display and Components Group. In January 2005, the Board of Directors elected her a Senior Vice President.

In September 2005, the Company moved to four vertical businesses. Ms. Hellyar became President, Film & Photofinishing Systems Group, while also continuing responsibility for Kodak’s Display business.

In January 2007, Ms. Hellyar's business was renamed the Film Products Group reflecting its three core businesses: Entertainment Imaging, Film Capture, and Aerial and Industrial Markets. At the same time she assumed the added responsibility of President, Entertainment Imaging. In October 2007, the Board of Directors elected Ms. Hellyar an Executive Vice President.

James T. Langley

Mr. Langley is a Senior Vice President, Eastman Kodak Company.  He joined Kodak as President, Commercial Printing, in August 2003.  In September 2003, he was elected a Senior Vice President of the Company.  The Commercial Printing Group was renamed Graphic Communications Group in May 2004.  In September 2007, the Company created the new position of President, Chief Operating Officer, and, as a result, eliminated the position of President for GCG.  Mr. Langley will leave Kodak once he completes his work on several special projects, and he remains a Senior Vice President until his departure in mid-2008.

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

William J. Lloyd

Mr. Lloyd joined Kodak in June 2003 as director, Portfolio Planning and Analysis. In October 2003, he was named director, Inkjet Systems Program, and was elected Vice President of the Company. In February 2005, he was elected a Senior Vice President. He assumed his current position as Chief Technical Officer in March 2005.

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

Prior to joining Hewlett-Packard, he spent 7-years in the aerospace industry, where, among other things, he served as the project manager for the communications antenna on the Apollo Command and Service Module used in the lunar landing program.

Antonio M. Perez

Since joining the Company in April 2003, Kodak’s Chairman and Chief Executive Officer, Antonio M. Perez, has led the worldwide transformation of Kodak from a business based on film to one based primarily on digital technologies. In the past three years, Kodak introduced an array of new disruptive digital technologies and products for consumers, from inkjet printers to CMOS sensors for digital cameras and mobile phones. During this same period, Kodak built a new profitable commercial printer business with $3.6 billion in revenue. As a result, in 2006, a new Kodak began to emerge – for the first time in history more than 50 percent of Kodak revenue came from digital products, and the growth of Kodak’s digital earnings exceeded the decline of traditional earnings.

Mr. Perez brings to the task his experience from a 25-year career at Hewlett-Packard Company, where he was a corporate vice president and a member of the company’s Executive Council. As President of H-P’s Consumer Business, Mr. Perez spearheaded the Company’s efforts to build a business in digital imaging and electronic publishing, generating worldwide revenue of more than $16 billion.

Prior to that assignment, Mr. Perez served as President and CEO of H-P’s inkjet imaging business for five years. During that time, the installed base of H-P's inkjet printers grew from 17 million to 100 million worldwide, with revenue totaling more than $10 billion.

After H-P, Mr. Perez was President and CEO of Gemplus International, where he led the effort to take the company public. While at Gemplus, he transformed the company into the leading Smart Card-based solution provider in the fast-growing wireless and financial markets. In the first fiscal year, revenue at Gemplus grew 70 percent, from $700 million to $1.2 billion.

Frank S. Sklarsky

Mr. Sklarsky joined Kodak on October 30, 2006 as Executive Vice President, and became the Chief Financial Officer effective November 13, 2006.

Mr. Sklarsky is responsible for worldwide financial operations, including Financial Planning and Analysis, Treasury, Audit, Controllership, Tax, Investor Relations, Aviation, and Corporate Mergers & Acquisitions. He is also responsible for the Global Shared Services organization and the Worldwide Information Systems organization.

Prior to joining Kodak, Mr. Sklarsky was Executive Vice President and Chief Financial Officer of ConAgra Foods Inc., one of North America's leading packaged food companies. At ConAgra, he implemented a new financial organization, significantly strengthened the balance sheet, and played a major role in building credibility with the investment community. He also helped expand profit margins at the $14 billion company. In his 26-year career, he has developed a reputation for improving the financial operations, as well as the overall financial performance, of the companies he has served.

Prior to joining ConAgra in 2004, Mr. Sklarsky was Vice President, Product Finance, at DaimlerChrysler, a position he held between 2001 and 2004. He returned to DaimlerChrysler to assist with the company's turnaround efforts after spending more than one year as Vice President, Corporate Finance, and Vice President of Dell’s $5 billion consumer business. He first joined DaimlerChrysler in 1983 and held a series of increasingly responsible finance positions before leaving for Dell in 2000. At the time of his departure for Dell, he was DaimlerChrysler’s Vice President, Corporate Financial Activities, and also had financial responsibility for procurement, product quality, cost management and worldwide manufacturing during his tenure. Prior to DaimlerChrysler, Mr. Sklarsky, a certified public accountant, served as a Senior Accountant with Ernst & Young International from 1978 to 1981.

Diane E. Wilfong

Ms. Wilfong was appointed Corporate Controller and Chief Accounting Officer, Eastman Kodak Company in September 2006. She began her Kodak career in July 1999, as Director – Finance and Vice President, Kodak Professional Division. In late 2000, she was named Assistant to the Chairman and President and Chief Executive Officer, where she served the Chairman’s office in an executive capacity until early 2003. At that time, she took an operating line position as General Manager, Graphics and Printing Systems SPG, in the Commercial Imaging Group (now Graphic Communications Group). In mid-2005, Ms. Wilfong was appointed Director, Corporate Audit.

Prior to joining Kodak, Ms. Wilfong was Chief Financial Officer of Corning Asahi Video Products of Corning Incorporated, in Corning, New York. Ms. Wilfong joined Corning in 1990 and held a variety of management positions in its finance organization. She began her career at Price Waterhouse, where she was an audit manager in the Charlotte, North Carolina office of the firm.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Eastman Kodak Company common stock is traded on the New York Stock Exchange under the symbol "EK." There were 58,477 shareholders of record of common stock as of January 31, 2008.

MARKET PRICE DATA

	2007		2006
Price per share:	High	Low	High	Low
1st Quarter	$27.08	$22.41	$30.91	$23.49
2nd Quarter	$30.20	$22.54	$28.68	$22.49
3rd Quarter	$29.29	$24.71	$23.87	$18.93
4th Quarter	$29.60	$21.42	$27.57	$21.93

DIVIDEND INFORMATION

The Company’s dividend policy is to pay semi-annual dividends, when declared, on the Company’s 10th business day each July and December to shareholders of record on the close of the first business day of the preceding month.

On May 9, and October 16, 2007, the Board of Directors declared semi-annual cash dividends of $.25 per share payable to shareholders of record at the close of business on June 1, and November 1, 2007, respectively. These dividends were paid on July 16 and December 14, 2007. Total dividends paid for the year ended December 31, 2007 were $144 million.

On May 10, and October 17, 2006, the Board of Directors declared semi-annual cash dividends of $.25 per share payable to shareholders of record at the close of business on June 1, and November 1, 2006. These dividends were paid on July 18, and December 14, 2006. Total dividends paid for the year ended December 31, 2006 were $144 million.

PERFORMANCE GRAPH - SHAREHOLDER RETURN

The following graph compares the performance of the Company's common stock with the performance of the Standard & Poor's 500 Composite Stock Price Index and the Dow Jones Industrial Index by measuring the changes in common stock prices from December 31, 2002, plus reinvested dividends.

Performance Graph - Shareholder Return

Copyright © 2008 Standard & Poor's, a division of The McGraw-Hill Companies, Inc. All rights reserved.
www.researchdatagroup.com/S&P.htm

	12/02	12/03	12/04	12/05	12/06	12/07
Eastman Kodak Company	100.00	76.23	97.50	72.24	81.33	70.23
S&P 500	100.00	128.68	142.69	149.70	173.34	182.87
Dow Jones US Industrial Average	100.00	128.28	135.09	137.42	163.60	178.13

The graph assumes that $100 was invested on December 31, 2002 in each of the Company's common stock, the Standard & Poor's 500 Composite Stock Price Index and the Dow Jones Industrial Index, and that all dividends were reinvested. In addition, the graph weighs the constituent companies on the basis of their respective market capitalizations, measured at the beginning of each relevant time period.

ITEM 6.	SELECTED FINANCIAL DATA

Refer to Summary of Operating Data on page 110.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS (MD&A) OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Kodak for the three years ended December 31, 2007. All references to Notes relate to Notes to the Financial Statements in Item 8. “Financial Statements and Supplementary Data.”

OVERVIEW

Kodak is the world’s foremost imaging innovator and generates revenue and profits from the sale of products, technology, solutions and services to consumers, businesses and creative professionals. The Company’s portfolio is broad, including image capture and output devices, consumables and systems and solutions for consumer, business, and commercial printing applications. Kodak has three reportable business segments, which are more fully described later in this discussion in “Kodak Operating Model and Reporting Structure.” The three business segments are: Consumer Digital Imaging Group (“CDG”), Film Products Group (“FPG”) and Graphic Communications Group (“GCG”).

During 2007, the Company met or exceeded each of its strategic objectives established for the year:

  Net cash generation

  Earnings growth from digital products and services

  Revenue growth from digital products and services

The Company’s 2007 performance was the result of a series of actions taken and business model changes deployed over the last several years to dramatically transform the Company. Over this time period, the Company divested of businesses that were not strategic to the core value proposition of the new Kodak, while investing in targeted acquisitions which built critical capability, scale and portfolio breadth in high value-creating segments. The Company has also been keenly focused on reducing manufacturing capacity in the traditional imaging businesses ahead of demand reduction and rationalizing its go-to-market and administrative infrastructure through its 2004-2007 Restructuring Program, while concurrently investing in people, technology and capabilities in the growing digital businesses. These actions have led to a more sustainable global business model for Kodak. The Company’s 2007 financial results begin to reflect this improved business model.

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

The Company believes that the critical accounting policies and estimates discussed below involve the most complex management judgments due to the sensitivity of the methods and assumptions necessary in determining the related asset, liability, revenue and expense amounts. Specific risks associated with these critical accounting policies are discussed throughout this MD&A, where such policies affect our reported and expected financial results. For a detailed discussion of the application of these and other accounting policies, refer to the Notes to Financial Statements.

REVENUE RECOGNITION

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

The Company’s assessments of impairment of long-lived assets, including goodwill and purchased intangible assets, and its periodic review of the remaining useful lives of its long-lived assets are an integral part of the Company's ongoing strategic review of the business and operations, and are also performed in conjunction with the Company’s restructuring actions. Therefore, changes in the Company’s strategy, the Company's digital transformation and other changes in the operations of the Company could impact the projected future operating results that are inherent in the Company’s estimates of fair value, resulting in impairments in the future. Additionally, other changes in the estimates and assumptions, including the discount rate and expected long-term growth rate, which drive the valuation techniques employed to estimate the fair value of long-lived assets and goodwill could change and, therefore, impact the assessments of impairment in the future.

INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" and Financial Accounting Standards Board (FASB) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48). The asset and liability approach underlying SFAS No. 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and tax basis of the Company’s assets and liabilities. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on various related matters such as derecognition, interest and penalties, and disclosure.

The Company records a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized. The Company has considered forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which the Company operates and prudent and feasible tax planning strategies in determining the need for these valuation allowances. If Kodak were to determine that it would not be able to realize a portion of its net deferred tax assets in the future, for which there is currently no valuation allowance, an adjustment to the net deferred tax assets would be charged to earnings in the period such determination was made. Conversely, if the Company were to make a determination that it is more likely than not that the deferred tax assets, for which there is currently a valuation allowance, would be realized, the related valuation allowance would be reduced and a benefit to earnings would be recorded.

The Company’s effective tax rate considers the impact of undistributed earnings of subsidiary companies outside of the U.S. Deferred taxes have not been provided for the potential remittance of such undistributed earnings, as it is the Company’s policy to indefinitely reinvest its retained earnings. However, from time to time and to the extent that the Company can repatriate overseas earnings on essentially a tax-free basis, the Company's foreign subsidiaries will pay dividends to the U.S. Material changes in the Company’s working capital and long-term investment requirements could impact the decisions made by management with respect to the level and source of future remittances and, as a result, the Company’s effective tax rate.

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

PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company accounts for its defined benefit pension plans and its other postretirement benefits in accordance with SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," and SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." These standards require that the amounts recognized in the financial statements be determined on an actuarial basis. See Note 18, "Retirement Plans," and Note 19, "Other Postretirement Benefits," in the Notes to Financial Statements for disclosure of (i) the nature of the Company's plans, (ii) the amount of income and expense included in the Consolidated Statement of Operations for the years ended December 31, 2007, 2006 and 2005, (iii) the Company's contributions and estimated future funding requirements and (iv) the amount of unrecognized gains and losses at December 31, 2007 and 2006.

Kodak’s defined benefit pension and other postretirement benefit costs and obligations are dependent on the Company's assumptions used by actuaries in calculating such amounts. These assumptions, which are reviewed annually by the Company, include the discount rate, long-term expected rate of return on plan assets (EROA), salary growth, healthcare cost trend rate and other economic and demographic factors. Actual results that differ from our assumptions are recorded as unrecognized gains and losses and are amortized to earnings over the estimated future service period of the plan participants to the extent such total net unrecognized gains and losses exceed 10% of the greater of the plan's projected benefit obligation or the market-related value of assets. Significant differences in actual experience or significant changes in future assumptions would affect the Company’s pension and other postretirement benefit costs and obligations.

Generally, the Company bases the discount rate assumption for its significant plans on high quality corporate long-term bond yields in the respective countries as of the measurement date. Specifically, for its U.S. and Canada plans, the Company determines a discount rate using a cash flow model to incorporate the expected timing of benefit payments and a AA-rated high quality corporate bond yield curve. For the Company's other non-U.S. plans, the discount rates are determined by comparison to published local long-term high quality bond indices.

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

The Company reviews its EROA assumption annually for the Kodak Retirement Income Plan (KRIP), the major U.S. defined benefit plan. To facilitate this review, every three years, or when market conditions change materially, the Company undertakes a new asset and liability study to reaffirm the current asset allocation and the related EROA assumption. In March 2005, an asset and liability modeling study was completed and the KRIP EROA assumption for 2005, 2006 and 2007 was 9.0%. The KRIP EROA assumption is expected to remain at 9.0% for 2008 as well. Due to a reduced number of active participants in the KRIP lowering the projected benefit obligation, service and interest cost are expected to continue to decline in 2008. Therefore, total pension income from continuing operations before special termination benefits, curtailments and settlements for the major funded and unfunded defined benefit plans in the U.S. is expected to increase from $156 million in 2007 to $177 million in 2008. Pension expense from continuing operations before special termination benefits, curtailments and settlements in the Company’s major funded and unfunded non-U.S. defined benefit plans is projected to increase from $32 million in 2007 to $42 million in 2008, which is primarily attributable increased amortization of actuarial losses. Additionally, due to favorable claims experience and changes in plan design, the Company expects the cost, before curtailment and settlement gains and losses of its major other postretirement benefit plans, to approximate $148 million in 2008, as compared with $184 million for 2007.

The following table illustrates the sensitivity to a change to certain key assumptions used in the calculation of expense for the year ending December 31, 2008 and the projected benefit obligation (PBO) at December 31, 2007 for the Company's major U.S. and non-U.S. defined benefit pension plans:

	Impact on 2008 Pre-Tax Pension Expense Increase (Decrease)		Impact on PBO December 31, 2007 Increase (Decrease)
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in assumption:
25 basis point decrease in discount rate	$(2)	$13	$119	$148
25 basis point increase in discount rate	2	(13)	(114)	(140)
25 basis point decrease in EROA	15	9	N/A	N/A
25 basis point increase in EROA	(15)	(9)	N/A	N/A

ENVIRONMENTAL COMMITMENTS

Environmental liabilities are accrued based on estimates of known environmental remediation responsibilities. The liabilities include accruals for sites owned or leased by Kodak, sites formerly owned or leased by Kodak, and other third party sites where Kodak was designated as a potentially responsible party (PRP). The amounts accrued for such sites are based on these estimates, which are determined using the ASTM Standard E 2137-01, “Standard Guide for Estimating Monetary Costs and Liabilities for Environmental Matters.” The overall method includes the use of a probabilistic model that forecasts a range of cost estimates for the remediation required at individual sites. The Company’s estimate includes equipment and operating costs for investigations, remediation and long-term monitoring of the sites. Such estimates may be affected by changing determinations of what constitutes an environmental liability or an acceptable level of remediation. Kodak's estimate of its environmental liabilities may also change if the proposals to regulatory agencies for desired methods and outcomes of remediation are viewed as not acceptable, or additional exposures are identified. The Company has an ongoing monitoring and identification process to assess how activities, with respect to the known exposures, are progressing against the accrued cost estimates, as well as to identify other potential remediation issues that are presently unknown.

Additionally, in many of the countries in which the Company operates, environmental regulations exist that require the Company to handle and dispose of asbestos in a special manner if a building undergoes major renovations or is demolished. The Company records a liability equal to the estimated fair value of its obligation to perform asset retirement activities related to the asbestos, computed using an expected present value technique, when sufficient information exists to calculate the fair value.

RECENTLY ISSUED ACCOUNTING STANDARDS

For discussion of the adoption and potential impacts of recently issued accounting standards, refer to the “Recently Issued Accounting Standards” section of Note 1, “Significant Accounting Policies,” in the Notes to Financial Statements.

KODAK OPERATING MODEL AND REPORTING STRUCTURE

For 2007, the Company had three reportable segments: Consumer Digital Imaging Group (CDG), Film Products Group (FPG), and Graphic Communications Group (GCG). Within each of the Company’s reportable segments are various components, or Strategic Product Groups (SPGs). Throughout the remainder of this document, references to the segments’ SPGs are indicated in italics. The balance of the Company's continuing operations, which individually and in the aggregate do not meet the criteria of a reportable segment, are reported in All Other. A description of the segments is as follows:

Consumer Digital Imaging Group Segment (CDG): CDG encompasses digital capture, kiosks, snapshot printing, digital picture frames, consumer imaging services, photographic paper and chemicals, photofinishing services, consumer inkjet printing and imaging sensors. This segment provides consumers and professionals with a full range of products and services for capturing, storing, printing and sharing images. CDG also includes the licensing activities related to intellectual property associated with products included in this segment.

Film Products Group Segment (FPG): FPG encompasses consumer and professional film, one-time-use cameras, aerial and industrial film, and entertainment imaging products and services. This segment provides consumers, professionals, cinematographers, and other entertainment imaging customers with film-related products and services.

Graphic Communications Group Segment (GCG): GCG serves a variety of customers in the creative, in-plant, data center, commercial printing, packaging, newspaper and digital service bureau market segments with a range of software, media and hardware products that provide customers with a variety of solutions for prepress equipment, workflow software, digital and traditional printing, document scanning and multi-vendor IT services. Products and related services include workflow software and digital controller development; continuous inkjet and electrophotographic products, including equipment, consumables and service; prepress equipment and consumables; and document scanners. GCG also provides maintenance and professional services for Kodak and other manufacturers’ products, as well as providing imaging services to customers.

All Other: All Other is composed of Kodak's display business and other small, miscellaneous businesses.

Prior period segment results have been revised to conform to the current period segment reporting structure.

CHANGE IN REPORTING STRUCTURE

In November 2007, the Company announced that effective January 1, 2008 the Film Products Group (FPG) would be renamed the Film, Photofinishing, and Entertainment Group (FPEG), and that certain strategic product groups (SPG's) previously included in CDG, GCG, and All Other would become part of FPEG. This change in structure is to align the Company’s reporting structure to the way in which the Company manages its business effective January 1, 2008. The most significant changes (the transfer of photographic paper and chemicals and photofinishing services to FPEG from CDG and the transfer of the graphic arts film business from GCG to FPEG) reflect the common traditional technology and infrastructure associated with manufacturing and supply chain for all FPEG products. The following indicates the changes from the 2007 reporting structure to the new reporting structure that will be implemented beginning in the first quarter of 2008:

Consumer Digital Imaging Group Segment (CDG): This segment will no longer include photographic paper and chemicals, and photofinishing services.

Film, Photofinishing, and Entertainment Group (FPEG): The Film, Photofinishing, and Entertainment Group will include photographic paper and chemicals, and photofinishing services, formerly part of CDG, and graphic arts film, formerly part of GCG. Additionally, supply and tolling agreements with Carestream Health, Inc. and other third parties will move from All Other to this segment.

Graphic Communications Group Segment (GCG): The graphic arts film business will move from GCG to FPEG.

All Other: During 2007, the Company sold its Light Management Films business, which was formerly part of All Other. Additionally, supply and tolling agreements with Carestream Health, Inc. and other third parties will move from All Other to FPEG.

DETAILED RESULTS OF OPERATIONS
Net Sales from Continuing Operations by Reportable Segment and All Other (1)

	For the Year Ended December 31,
(in millions)	2007	Change	Foreign Currency Impact	2006	Change	Foreign Currency Impact	2005
Consumer Digital Imaging Group
Inside the U.S.	$2,525	-2%	0%	$2,564	-12%	0%	$2,927
Outside the U.S.	2,106	-2	+5	2,147	-21	+1	2,719
Total Consumer Digital Imaging Group	4,631	-2	+2	4,711	-17	0	5,646
Film Products Group
Inside the U.S.	458	-30	0	657	-24	0	864
Outside the U.S.	1,510	-9	+4	1,655	-16	+1	1,977
Total Film Products Group	1,968	-15	+3	2,312	-19	+1	2,841
Graphic Communications Group
Inside the U.S.	1,190	-5	0	1,248	+16	0	1,079
Outside the U.S.	2,400	+8	+6	2,229	+28	+1	1,746
Total Graphic Communications Group	3,590	+3	+4	3,477	+23	+1	2,825
All Other
Inside the U.S.	81	+62	0	50	+6	0	47
Outside the U.S.	31	+72	0	18	-50	0	36
Total All Other	112	+65	0	68	-18	0	83
Consolidated
Inside the U.S.	4,254	-6	0	4,519	-8	0	4,917
Outside the U.S.	6,047	0	+5	6,049	-7	+1	6,478
Consolidated Total	$10,301	-3%	+3%	$10,568	-7%	+1%	$11,395
____________________

(1)	Sales are reported based on the geographic area of destination.

Earnings (Loss) from Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes by Reportable Segment and All Other

	For the Year Ended December 31,
(in millions)	2007	Change	2006	Change	2005
Consumer Digital Imaging Group	$(92)	+62%	$(240)	+36%	$(374)
Film Products Group	369	+0	368	-36	573
Graphic Communications Group	116	+16	100	+241	(71)
All Other	(50)	+25	(67)	+48	(128)
Total of segments	343	+113	161		—
Restructuring costs and other	(662)		(698)		(1,092)
Other operating income (expenses), net	96		59		40
Adjustments to contingencies and legal
reserves/(settlements)	(7)		2		(21)
Interest expense	(113)		(172)		(139)
Other income (charges), net	87		65		4
Loss from continuing operations
before income taxes	$(256)	+56%	$(583)	+52%	$(1,208)

2007 COMPARED WITH 2006

RESULTS OF OPERATIONS - CONTINUING OPERATIONS

CONSOLIDATED

	For the Year Ended December 31,
(in millions, except per share data)	2007	% of Sales	2006	% of Sales	Increase / (Decrease)	% Change
Digital net sales	$6,392		$5,945		$447	8%
Traditional net sales	3,877		4,574		(697)	-15%
New technologies	32		49		(17)	-35%
Net sales	10,301		10,568		(267)	-3%
Cost of goods sold	7,785		8,159		(374)	-5%
Gross profit	2,516	24.4%	2,409	22.8%	107	4%
Selling, general and administrative expenses	1,764	17%	1,950	18%	(186)	-10%
Research and development costs	535	5%	578	5%	(43)	-7%
Restructuring costs and other	543	5%	416	4%	127	31%
Other operating expenses (income), net	(96)		(59)		(37)	63%
Loss from continuing operations before interest,
other income (charges), net and income taxes	(230)	-2%	(476)	-5%	246	52%
Interest expense	113		172		(59)	-34%
Other income (charges), net	87		65		22	34%
Loss from continuing operations before income taxes	(256)		(583)		327	56%
(Benefit) provision for income taxes	(51)		221		(272)	-123%
Loss from continuing operations	(205)	-2%	(804)	-8%	599	75%
Earnings from discontinued operations, net of income taxes	881	9%	203	2%	678	334%
NET EARNINGS (LOSS)	$676		$(601)		$1,277	212%

	For the Year Ended December 31,			Change vs. 2006
	2007 Amount	Change vs. 2006		Volume		Price/Mix		Foreign Exchange		Manufacturing and Other Costs
Total net sales	$10,301	-2.5%		-2.2%		-3.4%		3.1%		0.0%
Gross profit margin	24.4%	1.6	pp	0.0	pp	-4.2	pp	1.4	pp	4.4	pp

Worldwide Revenues
For the year ended December 31, 2007, net sales from traditional products (“traditional revenues” or “traditional net sales”) declined, driven by significant industry-related volume declines in the traditional businesses within all three segments. Partially offsetting this decrease was growth in revenues from digital product sales (“digital revenues” or “digital net sales”) in CDG and GCG. In addition, foreign exchange resulted in a positive impact to net sales during the period. The volume declines presented above were primarily driven by Film Capture within FPG, and the traditional portion of Retail Printing within CDG. Negative price/mix was primarily driven by the product portfolio shifts within Digital Capture and Devices and by Retail Printing within CDG. These items were partially offset by increases in intellectual property royalties.

Gross Profit
Gross profit improved in the year ended December 31, 2007 in both dollars and as a percentage of sales, due largely to reduced manufacturing and other costs as a result of a number of factors, as well as increased intellectual property royalties within CDG. In addition, foreign exchange was a positive contributor to gross profit as a result of the weak U.S. dollar’s net impact on revenues and costs. The decreases in manufacturing and other costs were due to a combination of the impact of the Company's cost reduction initiatives, strategic manufacturing and supply chain initiatives within CDG, lower restructuring-related charges, and lower depreciation expense, partially offset by increased silver and aluminum costs. The unfavorable price/mix was driven by product portfolio shifts in Digital Capture and Devices within CDG, and across the businesses within FPG.

Included in gross profit for the year are a non-recurring extension and amendment of an existing license arrangement and new non-recurring license arrangements. The impact of these licensing arrangements contributed approximately 2.3% of revenue to consolidated gross profit dollars in the current year, as compared with 1.7% of revenue to consolidated gross profit dollars for similar arrangements in the prior year. These types of arrangements provide the Company with a return on portions of historical R&D investments and similar opportunities are expected to have a continuing impact on the results of operations.

Selling, General and Administrative Expenses
The year-over-year decrease in consolidated SG&A in dollars and as a percent of sales was primarily attributable to significant Company-wide cost reduction actions, partially offset by increased advertising costs related to Consumer Inkjet Systems and the impacts of foreign exchange.

Research and Development Costs
The decrease in R&D costs was primarily driven by the continuing realignment of resources, as well as the timing of development of new products.

Restructuring Costs and Other
The most significant charge within restructuring costs was a $238 million impairment charge related to the sale of the Company's Xiamen, China facility in the second quarter. These costs, as well as the restructuring-related costs reported in cost of goods sold, are discussed in further detail under "RESTRUCTURING COSTS AND OTHER" below.

Other Operating (Income) Expenses, Net
The other operating (income) expenses, net category includes gains and losses on sales of capital assets and certain asset impairment charges. The year-over-year increase in other operating (income) expenses, net was largely driven by gains on sales of capital assets in the current year of $158 million, partially offset by asset impairments including the impairment of an intangible asset of $46 million in connection with the Company’s plan to dispose of its stake in Lucky Film Co. Ltd.

Interest Expense
Lower interest expense was primarily due to lower debt levels resulting from the full payoff of the Company's Secured Term Debt in the second quarter of 2007, partially offset by higher interest rates in the current year.

Other Income (Charges), Net
The Other income (charges), net category includes interest income, income and losses from equity investments, and foreign exchange gains and losses. The increase in other income (charges), net as compared with the prior year period was primarily attributable to increased interest income due to higher cash balances resulting from the proceeds on the sale of the Health Group (See Note 23, “Discontinued Operations” in the Notes to Financial Statements) and higher interest rates. This increase was partially offset by an impairment of an equity method investment.

Income Tax (Benefit) Provision

	For the Year Ended December 31,
(dollars in millions)	2007	2006
Loss from continuing operations before income taxes	($256)	($583)
(Benefit) provision for income taxes	($51)	$221
Effective tax rate	19.9%	(37.9)%

The change in the Company’s annual effective tax rate from continuing operations is primarily attributable to the ability to recognize a tax benefit in continuing operations associated with the realization of current year losses in certain jurisdictions where it has historically had a valuation allowance due to the recognition of the pre-tax gain in discontinued operations and due to the favorable outcome of income tax audits in various jurisdictions around the world.

During the fourth quarter of 2007, based on the Company’s assessment of positive and negative evidence regarding the realization of the net deferred tax assets, the Company recorded a benefit associated with the release of valuation allowances of $20 million in certain jurisdictions outside the U.S.

During 2007, the Company reached a settlement with the Internal Revenue Service covering tax years 1999-2000. As a result, the Company recognized a tax benefit from continuing operations in the U.S. of $17 million, including interest. Also during 2007, the Company reached a settlement with the taxing authorities in two locations outside of the U.S. resulting in a tax benefit of $76 million.

During the second quarter of 2007, the Company identified a deferred tax asset in a recently acquired non-U.S. subsidiary that was overstated at the date of acquisition. Therefore, the Company recorded an increase in the value of goodwill of $24 million in the second quarter of 2007 to appropriately reflect the proper goodwill balance. The Company also recorded a valuation allowance of $20 million, which should have been recorded in 2006, in order to properly reflect the value of the net deferred tax asset. This amount is included in the $51 million tax benefit for the year ended December 31, 2007. The Company has determined that this correction is not material to the current period or to any prior period financial statement amounts.

CONSUMER DIGITAL IMAGING GROUP

	For the Year Ended December 31,
(dollars in millions)	2007	% of Sales	2006	% of Sales	Increase / (Decrease)	% Change
Digital net sales	$3,242		$2,995		$247	8%
Traditional net sales	1,389		1,716		(327)	-19%
Total net sales	4,631		4,711		(80)	-2%
Cost of goods sold	3,711		3,885		(174)	-4%
Gross profit	920	19.9%	826	17.5%	94	11%
Selling, general and administrative expenses	764	16%	785	17%	(21)	-3%
Research and development costs	248	5%	281	6%	(33)	-12%
Loss from continuing operations before interest, other income (charges), net and income taxes	$(92)	-2%	$(240)	-5%	$148	62%

	For the Year Ended December 31,			Change vs. 2006
	2007 Amount	Change vs. 2006		Volume		Price/Mix		Foreign Exchange		Manufacturing and Other Costs
Total net sales	$4,631	-1.7%		0.6%		-4.7%		2.4%		0.0%
Gross profit margin	19.9%	2.3	pp	0.0	pp	-5.2	pp	1.6	pp	5.9	pp

Worldwide Revenues
Net sales in CDG declined due to significant volume declines in the traditional portion of Retail Printing consistent with market trends and snapshot printing within Digital Capture and Devices, partially offset by increases in intellectual property royalties, new digital picture frames, and the introductory launch of inkjet printers. The negative price/mix was primarily driven by digital camera product portfolio shifts within Digital Capture and Devices and by price declines in Retail Printing.

Net worldwide sales of Digital Capture and Devices, which includes consumer digital cameras, digital picture frames, accessories, memory products, snapshot printers and related media, and intellectual property royalties, increased 7% in the year ended December 31, 2007 as compared with the prior year, primarily reflecting higher digital camera volumes, increased intellectual property royalties, sales of new digital picture frames, and favorable foreign exchange, partially offset by negative price/mix and lower snapshot printing volumes. For 2007, Kodak remains in the top three market position for digital cameras on a worldwide basis.

Retail Printing includes color negative paper, photochemicals, service and support, photofinishing services, and retail kiosks and related media. Net worldwide sales of Retail Printing decreased 13% in the year ended December 31, 2007 as compared with the prior year, reflecting volume declines in the traditional portion of the business, and negative price/mix, partially offset by favorable foreign exchange. Paper, photochemicals, and output systems revenues declined 14% and sales of photofinishing services declined 35% as compared with the prior year, reflecting continuing industry volume declines. These declines were partially offset by increased sales of kiosks and related media, which increased 8% from the prior year.

Gross Profit
The increase in gross profit dollars and margin for CDG was primarily attributable to reductions in cost, increases in intellectual property royalties, and favorable foreign exchange. The reductions in manufacturing and other costs were primarily driven by strategic manufacturing and supply chain initiatives to improve margins in Digital Capture and Devices. In addition, cost reductions were driven by the benefits of previous restructuring activities and lower depreciation expense, partially offset by adverse silver costs, and costs associated with the scaling of manufacturing and new product introduction activities in the Consumer Inkjet Systems business. The gross profit margin improvement was partially offset by unfavorable price/mix in Digital Capture and Devices products.

Included in gross profit is the impact of a non-recurring extension and amendment of an existing license arrangement and new non-recurring license arrangements during the current year. The impact of these licensing arrangements contributed approximately 5.1% of revenue to segment gross profit dollars in 2007, as compared with 3.8% of revenue to segment gross profit dollars for similar arrangements in 2006. These types of arrangements provide the Company with a return on portions of historical R&D investments and similar opportunities are expected to have a continuing impact on the results of operations.

Selling, General and Administrative Expenses
The decrease in SG&A expenses for CDG in dollars and as a percent of sales was primarily driven by focused cost reduction initiatives and improved go-to-market structure, partially offset by increased advertising expenses associated with Consumer Inkjet Systems.

Research and Development Costs
The decrease in R&D costs for CDG is largely attributable to spending incurred in 2006 related to the development of Consumer Inkjet Systems, which were introduced in the first quarter of 2007. The decrease was also impacted by cost reduction actions.

FILM PRODUCTS GROUP

	For the Year Ended December 31,
(dollars in millions)	2007	% of Sales	2006	% of Sales	Increase / (Decrease)	% Change
Total net sales	$1,968		$2,312		$(344)	-15%
Cost of goods sold	1,242		1,460		(218)	-15%
Gross profit	726	36.9%	852	36.9%	(126)	-15%
Selling, general and administrative expenses	328	17%	451	20%	(123)	-27%
Research and development costs	29	1%	33	1%	(4)	-12%
Earnings from continuing operations before interest, other income (charges), net and income taxes	$369	19%	$368	16%	$1	0%

	For the Year Ended December 31,			Change vs. 2006
	2007 Amount	Change vs. 2006		Volume		Price/Mix		Foreign Exchange		Manufacturing and Other Costs
Total net sales	$1,968	-14.9%		-14.0%		-3.8%		2.9%		0.0%
Gross profit margin	36.9%	0.0	pp	0.0	pp	-4.7	pp	2.1	pp	2.6	pp

Worldwide Revenues
The decrease in FPG worldwide net sales was comprised of: (1) lower volumes, which were in line with industry trends, and (2) declines related to negative price/mix associated with new and renewed film agreements and geographic mix. These decreases were partially offset by favorable foreign exchange.

Net worldwide sales of Film Capture, including consumer roll film (35mm and APS film), one-time-use cameras (OTUC), professional films, and reloadable film cameras, decreased 30% in 2007 as compared with the prior year, primarily reflecting continuing industry volume declines and negative price/mix, partially offset by favorable exchange.

Net worldwide sales for Entertainment Imaging, which include origination, intermediate, and print films, and digital systems and services for the entertainment industry, were flat as compared with the prior year.

Gross Profit
FPG gross profit margin was unchanged, despite the 15% decrease in net sales for the year. The decrease in gross profit dollars was primarily a result of lower volumes in Film Capture, negative price/mix associated with new and renewed film agreements, partially offset by foreign exchange and reduced manufacturing and other costs. The reduced manufacturing and other costs were driven by the manufacturing footprint reduction and other cost reduction initiatives, partially offset by higher silver costs.

Selling, General and Administrative Expenses
The decline in SG&A expenses for FPG in dollars and as a percent of sales was attributable to the concentrated efforts of the business to reduce costs and shifting to a distributor model in regions with lower sales volumes.

GRAPHIC COMMUNICATIONS GROUP

	For the Year Ended December 31,
(dollars in millions)	2007	% of Sales	2006	% of Sales	Increase / (Decrease)	% Change
Digital net sales	$3,150		$2,950		$200	7%
Traditional net sales	440		527		(87)	-17%
Total net sales	3,590		3,477		113	3%
Cost of goods sold	2,606		2,480		126	5%
Gross profit	984	27.4%	997	28.7%	(13)	-1%
Selling, general and administrative expenses	663	18%	697	20%	(34)	-5%
Research and development costs	205	6%	200	6%	5	3%
Earnings from continuing operations before interest, other income (charges), net and income taxes	$116	3%	$100	3%	$16	16%

	For the Year Ended December 31,			Change vs. 2006
	2007 Amount	Change vs. 2006		Volume		Price/Mix		Foreign Exchange		Manufacturing and Other Costs
Total net sales	$3,590	3.2%		0.7%		-1.6%		4.1%		0.0%
Gross profit margin	27.4%	-1.3	pp	0.0	pp	-0.4	pp	0.6	pp	-1.5	pp

Worldwide Revenues
Digital revenue growth of 7% in 2007 contributed to total revenue growth of 3% for GCG, mainly driven by favorable foreign exchange and volume increases within Digital Printing Solutions and Enterprise Solutions. Partially offsetting this growth was unfavorable price/mix across all SPGs.

Net worldwide sales of Prepress Solutions, including consumables, prepress equipment and related services, increased 3%, primarily driven by increased sales of digital plates, partially offset by declines in sales of analog plates and prepress equipment sales. Unfavorable price/mix also negatively impacted net worldwide sales.

Net worldwide sales of Document Imaging, which includes document scanners and services, media, and imaging services, were flat compared with prior year. Unfavorable volume and price/mix were offset by favorable exchange.

Net worldwide sales of Digital Printing Solutions, including all continuous inkjet and electrophotographic equipment, consumables and service, increased 5%, primarily driven by favorable foreign exchange and volume growth in color electrophotographic solutions and inkjet printing solutions, partially offset by volume and price/mix declines in black-and-white electrophotographic solutions.

Net worldwide sales of Enterprise Solutions, which includes workflow software and digital controller development, increased 10%, primarily driven by the introduction of web-enabled solutions software and volume growth in the workflow software, partially offset by price/mix.

Gross Profit
The decrease in gross profit margin compared with the prior year was primarily driven by increased manufacturing costs in Prepress Solutions associated with adverse aluminum costs, as well as unfavorable price/mix across all SPGs. Favorable foreign exchange partially offset these negative impacts.

Selling, General and Administrative Expenses
The decrease in SG&A expenses for GCG was largely attributable to concentrated efforts of the business to achieve targeted cost reductions.

ALL OTHER

Worldwide Revenues
Net worldwide sales for All Other were $112 million for the year ended December 31, 2007 as compared with $68 million for the year ended December 31, 2006, representing an increase of $44 million, or 65%. This increase is attributable to ongoing manufacturing supply and tolling arrangements with Carestream Health, Inc.

Loss From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes
The loss from continuing operations before interest, other income (charges), net and income taxes for All Other was $50 million in the current year as compared with a loss of $67 million in the year ended December 31, 2006. This $17 million improvement in earnings is largely driven by cost reduction actions within the display business.

RESULTS OF OPERATIONS – DISCONTINUED OPERATIONS

Total Company earnings from discontinued operations for the year ended December 31, 2007 and 2006 of $881 million and $203 million, respectively, were net of provisions for income taxes of $262 million and $34 million, respectively.

Earnings from discontinued operations in 2007 were primarily driven by the $986 million pre-tax gain on the sale of the Health Group segment on April 30, 2007, and the $123 million pre-tax gain on the sale of Hermes Precisa Pty. Ltd. (“HPA”) on November 2, 2007. Also included in discontinued operations in 2007 are the results of operations of the Health Group segment and HPA through their respective dates of sale.

Earnings from discontinued operations in 2006 were primarily driven by results of operations of the Health Group segment.

For a detailed discussion of the components of discontinued operations, refer to Note 23, “Discontinued Operations,” in the Notes to Financial Statements.

NET EARNINGS

Consolidated net earnings for 2007 were $676 million, or earnings of $2.35 per basic and diluted share, as compared with a net loss for 2006 of $601 million, or a loss of $2.09 per basic and diluted share, representing an increase in earnings of $1,277 million or 212%. This improvement is attributable to the reasons outlined above.

2006 COMPARED WITH 2005

RESULTS OF OPERATIONS - CONTINUING OPERATIONS

CONSOLIDATED

	For the Year Ended December 31,
(in millions, except per share data)	2006	% of Sales	2005	% of Sales	Increase / (Decrease)	% Change
Digital net sales	$5,945		$5,561		$384	7%
Traditional net sales	4,574		5,777		(1,203)	-21%
New technologies	49		57		(8)	-14%
Net sales	10,568		11,395		(827)	-7%
Cost of goods sold	8,159		8,864		(705)	-8%
Gross profit	2,409	22.8%	2,531	22.2%	(122)	-5%
Selling, general and administrative expenses	1,950	18%	2,240	20%	(290)	-13%
Research and development costs	578	5%	739	6%	(161)	-22%
Restructuring costs and other	416	4%	665	6%	(249)	-37%
Other operating expenses (income), net	(59)		(40)		(19)	48%
Loss from continuing operations before interest, other income (charges), net and income taxes	(476)	-5%	(1,073)	-9%	597	56%
Interest expense	172		139		33	24%
Other income (charges), net	65		4		61	1525%
Loss from continuing operations before income taxes	(583)		(1,208)		625	52%
Provision for income taxes	221		449		(228)	-51%
Loss from continuing operations	(804)	-8%	(1,657)	-15%	853	51%
Earnings from discontinued operations, net of income taxes	203	2%	451	4%	(248)	-55%
Loss from cumulative effect of accounting change, net of income taxes	—		(55)		—
NET LOSS	$(601)		$(1,261)		$660	52%

	For the Year Ended December 31,			Change vs. 2005
	2006 Amount	Change vs. 2005		Volume		Price/Mix		Foreign Exchange		Manufacturing and Other Costs		Acquisitions
Total net sales	$10,568	-7.3%		-10.1%		-3.3%		0.5%		0.0%		5.6%
Gross profit margin	22.8%	0.6	pp	0.0	pp	0.4	pp	0.1	pp	-0.4	pp	0.5	pp

Worldwide Revenues
The decrease in net sales was primarily due to significant industry-related volume declines in the traditional businesses within all three segments, partially offset by growth in digital revenues. The volume declines were primarily driven by Film Capture within FPG, and Digital Capture and Devices and the traditional portion of Retail Printing within CDG. Negative price/mix was primarily driven by Prepress Solutions within GCG, Retail Printing and Digital Capture and Devices within CDG, and Film Capture within FPG. These items were partially offset by an increase in digital revenue due to the KPG and Creo acquisitions in the second quarter of 2005, intellectual property royalties, and favorable foreign exchange.

Gross Profit
Gross profit margin for 2006 increased as compared with 2005 due largely to the 2005 acquisitions of Kodak Polychrome Graphics (“KPG”) and Creo Inc. (“Creo”), favorable price/mix in Digital Capture and Devices within CDG, including increased intellectual property royalties, and favorable foreign exchange. These increases were partially offset by increased manufacturing and other costs.

Included in gross profit for the year are extensions and amendments of existing license arrangements and a new licensing arrangement. The non-recurring portions of these licensing arrangements contributed approximately 1.7% of revenue to consolidated gross profit dollars in 2006, as compared with 0.5% of revenue to consolidated gross profit dollars for similar arrangements in 2005.

Selling, General and Administrative Expenses
The year-over-year decrease in consolidated SG&A was primarily attributable to ongoing Company-wide cost reduction initiatives.

Research and Development Costs
The decrease in R&D costs was primarily driven by: (1) write-offs in 2005 of purchased in-process R&D of $54 million associated with acquisitions made during 2005, (2) significant spending reductions related to traditional products and services, (3) lower R&D spending related to the display business, and (4) integration synergies within the GCG segment.

Restructuring Costs and Other
These costs, as well as the restructuring-related costs reported in cost of goods sold, are discussed in further detail under "RESTRUCTURING COSTS AND OTHER" below.

Other Operating (Income) Expenses, Net
The other operating (income) expenses, net category includes gains and losses on sales of capital assets and certain asset impairment charges. Other operating income was $59 million for 2006 as compared with other operating income of $40 million for 2005, representing an improvement of $19 million. This improvement was largely driven by lower asset impairments.

Interest Expense
Higher interest expense is primarily attributable to increased levels of debt associated with the 2005 acquisitions of KPG and Creo, and higher interest rates.

Other Income (Charges), Net
The other income (charges), net component includes interest income, income and losses from equity investments, and foreign exchange gains and losses. The increase in other income (charges), net was primarily attributable to: (1) a year-over-year increase in interest income of $35 million, (2) lower losses on foreign exchange, which resulted in an increase in other income of $31 million, and (3) lower impairment charges on equity method investments, which increased other income by $19 million. These increases were partially offset by a loss on the early extinguishment of debt in 2006 of $9 million.

Income Tax Provision

	For the Year Ended December 31,
(dollars in millions)	2006	2005
Loss from continuing operations before income taxes	($583)	($1,208)
Provision for income taxes	$221	$449
Effective tax rate	(37.9)%	(37.2)%

The change in the Company’s annual effective tax rate from continuing operations is primarily attributable to the inability to recognize a benefit from losses in the U.S. and in certain jurisdictions outside the U.S., as a result of the requirement to record a valuation allowance against net deferred tax assets in those jurisdictions that the Company has determined it is no longer more likely than not that these net deferred tax assets will be realized, and the mix of earnings from operations in certain lower-taxed jurisdictions outside the U.S.

CONSUMER DIGITAL IMAGING GROUP

	For the Year Ended December 31,
(dollars in millions)	2006	% of Sales	2005	% of Sales	Increase / (Decrease)	% Change
Digital net sales	$2,995		$3,290		$(295)	-9%
Traditional net sales	1,716		2,356		(640)	-27%
Total net sales	4,711		5,646		(935)	-17%
Cost of goods sold	3,885		4,685		(800)	-17%
Gross profit	826	17.5%	961	17.0%	(135)	-14%
Selling, general and administrative expenses	785	17%	1,035	18%	(250)	-24%
Research and development costs	281	6%	300	5%	(19)	-6%
Loss from continuing operations before interest, other income (charges), net and income taxes	$(240)	-5%	$(374)	-7%	$134	36%

	For the Year Ended December 31,			Change vs. 2005
	2006 Amount	Change vs. 2005		Volume		Price/Mix		Foreign Exchange		Manufacturing and Other Costs
Total net sales	$4,711	-16.6%		-14.3%		-2.7%		0.4%		0.0%
Gross profit margin	17.5%	0.5	pp	0.0	pp	3.0	pp	0.2	pp	-2.7	pp

Worldwide Revenues
CDG net sales decreased due to significant volume declines in the traditional portion of Retail Printing and Digital Capture and Devices partially offset by volume increases in the digital portion of Retail Printing. The negative price/mix was primarily driven by Digital Capture and Devices and by price declines in Retail Printing.

Net worldwide sales of Digital Capture and Devices, which includes consumer digital cameras, accessories, memory products, snapshot printers and related media, and intellectual property royalties, decreased 13% in 2006 as compared with 2005, primarily reflecting volume decreases, as well as negative price/mix. These decreases were partially offset by increased intellectual property royalties as well as favorable foreign currency. According to the NPD Group's consumer tracking service, Kodak EasyShare digital cameras were number one in unit market share in the U.S. for the year 2006.

Retail Printing includes color negative paper, photochemicals, service and support, photofinishing services, and retail kiosks and related media. Net worldwide sales of Retail Printing decreased 21% in the year ended December 31, 2006 as compared with 2005 due to volume and price/mix declines in the traditional portion of the business and price/mix declines in kiosks and related media. These declines were partially offset by volume increases in kiosks and related media and favorable foreign exchange. Paper, photochemicals, and output systems revenues declined 20% and sales of photofinishing services declined 43% as compared with 2005, reflecting continuing industry volume declines.

Gross Profit
The increase in gross profit margin for CDG was primarily a result of improvements in price/mix within Digital Capture and Devices, which includes increases in intellectual property royalties, and favorable foreign exchange. The gross profit margin improvement was partially offset by increased manufacturing costs.

Included in gross profit is the impact of a non-recurring extension and amendment of existing license arrangement and new non-recurring license arrangements during the current year. The impact of these licensing arrangements contributed approximately 3.8% of revenue to segment gross profit dollars in 2006, as compared with 1.0% of revenue to segment gross profit dollars for similar arrangements in 2005. These types of arrangements provide the Company with a return on portions of historical R&D investments.

Selling, General and Administrative Expenses
The year-over-year decrease in SG&A was primarily driven by a decline in advertising spending as a result of focused cost reduction activities.

Research and Development Costs
The decrease in R&D costs is attributable to cost reduction actions partially offset by spending related to the development of Consumer Inkjet Systems subsequently launched in 2007.

FILM PRODUCTS GROUP

	For the Year Ended December 31,
(dollars in millions)	2006	% of Sales	2005	% of Sales	Increase / (Decrease)	% Change
Total net sales	$2,312		$2,841		$(529)	-19%
Cost of goods sold	1,460		1,605		(145)	-9%
Gross profit	852	36.9%	1,236	43.5%	(384)	-31%
Selling, general and administrative expenses	451	20%	600	21%	(149)	-25%
Research and development costs	33	1%	63	2%	(30)	-48%
Earnings from continuing operations before interest, other income (charges), net and income taxes	$368	16%	$573	20%	$(205)	-36%

	For the Year Ended December 31,			Change vs. 2005
	2006 Amount	Change vs. 2005		Volume		Price/Mix		Foreign Exchange		Manufacturing and Other Costs
Total net sales	$2,312	-18.6%		-16.6%		-2.5%		0.5%		0.0%
Gross profit margin	36.9%	-6.7	pp	0.0	pp	-2.8	pp	0.4	pp	-4.3	pp

Worldwide Revenues
The decrease in net sales was comprised of: (1) lower volumes, which was primarily attributable to Film Capture; and (2) unfavorable price/mix related to Film Capture and Entertainment Imaging. These declines were partially offset by favorable foreign exchange.

Net worldwide sales of Film Capture, including consumer roll film (35mm and APS film), one-time-use cameras (OTUC), professional films, and reloadable film cameras, decreased 30% in 2006 as compared with 2005, primarily reflecting industry volume declines.

Net worldwide sales for Entertainment Imaging, including origination, intermediate, and print films, and digital products and services for the entertainment industry decreased 4%, primarily reflecting origination film and services volume declines and negative price/mix for print film, partially offset by volume increases for intermediate film and favorable foreign exchange. These results also reflect more conservative motion picture release strategies by major studios including the maturation of industry practice regarding simultaneous worldwide releases of major feature films.

Gross Profit
The decrease in gross profit margin was primarily a result of unfavorable price/mix within Film Capture, and increased manufacturing and other costs. These decreases were partially offset by favorable foreign currency, and price/mix within Entertainment Imaging. The increases in manufacturing and other costs are largely related to increased depreciation expense due to asset useful life changes in the third quarter of 2005 and higher silver costs.

Selling, General and Administrative Expenses
The year-over-year decline in SG&A was attributable to Company-wide cost reduction initiatives.

Research and Development Costs
The decrease in R&D costs was primarily attributable to significant reductions in spending related to traditional products and services.

GRAPHIC COMMUNICATIONS GROUP

	For the Year Ended December 31,
(dollars in millions)	2006	% of Sales	2005	% of Sales	Increase / (Decrease)	% Change
Digital net sales	$2,950		$2,271		$679	30%
Traditional net sales	527		554		(27)	-5%
Total net sales	3,477		2,825		652	23%
Cost of goods sold	2,480		2,066		414	20%
Gross profit	997	28.7%	759	26.9%	238	31%
Selling, general and administrative expenses	697	20%	549	19%	148	27%
Research and development costs	200	6%	281	10%	(81)	-29%
Earnings (loss) from continuing operations before interest, other income (charges), net and income taxes	$100	3%	$(71)	-3%	$171	241%

	For the Year Ended December 31,			Change vs. 2005
	2006 Amount	Change vs. 2005		Volume		Price/Mix		Foreign Exchange		Manufacturing and Other Costs		Acquisition
Total net sales	$3,477	23.1%		4.9%		-5.3%		0.9%		0.0%		22.6%
Gross profit margin	28.7%	1.8	pp	0.0	pp	1.2	pp	-0.4	pp	0.5	pp	0.5	pp

Worldwide Revenues
Digital net sales are comprised of Enterprise Solutions, Digital Printing Solutions, portions of Prepress Solutions and portions of Document Imaging. The 30% growth in digital product sales led to total revenue growth of 23%, which was primarily attributable to acquisitions of KPG and Creo in the second quarter of 2005.

The increase in sales was also driven by volume increases in Prepress Solutions, offset by unfavorable price/mix in Prepress Solutions and Document Imaging.

Net worldwide sales of Prepress Solutions, including consumables, prepress equipment and related services, increased 33% primarily driven by the acquisitions of KPG and Creo and strong volume increases within the digital portion of Prepress Solutions.

Net worldwide sales of Document Imaging, which includes document scanners and services, media, and imaging services, were flat compared with 2005. Favorable volume and foreign currency were offset by unfavorable price/mix.

Net worldwide sales of Digital Printing Solutions, including all continuous inkjet and electrophotographic equipment, consumables and service, was flat compared with 2005.

Net worldwide sales of Enterprise Solutions, which includes workflow software and digital controller development, grew 55% driven by the acquisitions of KPG and Creo.

Gross Profit
The increase in gross profit margin as compared with 2005 was primarily driven by the acquisitions of KPG and Creo, favorable price/mix within Prepress Solutions, and decreased manufacturing and other costs. These increases were partially offset by unfavorable foreign currency.

Selling, General and Administrative Expenses
The increase in SG&A is primarily attributable to $148 million of SG&A costs associated with the acquired KPG and Creo businesses, and redistribution of corporate costs associated with bringing acquired businesses into the Kodak portfolio, partially offset by integration synergies.

Research and Development Costs
The decrease in R&D costs was primarily driven by $52 million of write-offs in 2005 for purchased in-process R&D associated with acquisitions, and was also driven by integration synergies.

ALL OTHER

Worldwide Revenues
Net worldwide sales for All Other were $68 million for 2006 as compared with $83 million for 2005, representing a decrease of $15 million, or 18%. Net sales in the U.S. were $50 million for 2006 as compared with $47 million for the prior year, representing an increase of $3 million, or 6%. Net sales outside the U.S. were $18 million in 2006 as compared with $36 million in the prior year, representing a decrease of $18 million, or 50%.

Loss From Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes
The loss from continuing operations before interest, other income (charges), net and income taxes for All Other was $67 million in 2006 as compared with a loss of $128 million in 2005. This improvement in earnings was primarily driven by overall SG&A cost reductions of $37 million, and reductions in R&D spending for the display business of $31 million.

EARNINGS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES

Earnings from discontinued operations for 2006 were $203 million, as compared with earnings from discontinued operations for 2005 of $451 million. Earnings from discontinued operations in 2006 were primarily driven by results of operations of the Health Group segment and also include the operations of HPA. (See Note 23, “Discontinued Operations” in the Notes to Financial Statements.)

The 2005 earnings from discontinued operations were primarily driven by results of operations of the Health Group segment, and by a $203 million reversal of certain tax accruals as a result of a settlement between the Company and the Internal Revenue Service on the audit of the tax years 1993 through 1998. These accruals had been established in 1994 in connection with the Company's sale of its pharmaceutical, consumer health and household products businesses during that year. These items were partially offset by a pension settlement charge of $54 million resulting from the finalization of the transfer of pension assets to ITT Industries, Inc. (ITT) in connection with the sale of the Company's Remote Sensing Systems business (RSS) in August 2004.

LOSS FROM CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF INCOME TAXES

There was no loss from cumulative effect of accounting change, net of income taxes for 2006. The loss from cumulative effect of an accounting change, net of income taxes, of $55 million or $.19 per basic and diluted share for 2005 was the result of the Company's adoption of FASB Interpretation No. (FIN) 47, "Accounting for Conditional Asset Retirement Obligations," as of December 31, 2005. Under FIN 47, the Company is required to record an obligation and an asset for the present value of the estimated cost of fulfilling its legal obligation with respect to the retirement of an asset when the timing or method of settling that obligation is conditional upon a future event (for example, the sale of, exiting from or disposal of an asset - the "settlement date"). The primary application of FIN 47 to the Company is with respect to asbestos remediation. The $55 million charge represents the present value of the Company's asset retirement obligations (net of the related unamortized asset) relating to facilities with estimated settlement dates. Refer to further discussion in the "Recently Issued Accounting Standards" section within Note 1 in the Notes to Financial Statements.

NET LOSS

The consolidated net loss for 2006 was $601 million, or a loss of $2.09 per basic and diluted share, as compared with a net loss for 2005 of $1,261 million, or a loss of $4.38 per basic and diluted share, representing an increase in earnings of $660 million or 52%. This improvement is attributable to the reasons outlined above.

RESTRUCTURING COSTS AND OTHER

The Company has undertaken a cost reduction program that was initially announced in January 2004. This program has been referred to as the “2004–2007 Restructuring Program.” This program was initially expected to result in total charges of $1.3 billion to $1.7 billion over a three-year period ending in 2006. Overall, Kodak's worldwide facility square footage was expected to be reduced by approximately one-third, and approximately 12,000 to 15,000 positions worldwide were expected to be eliminated, primarily in global manufacturing, selected traditional businesses, and corporate administration.

As the 2004-2007 Restructuring Program underpinned a dramatic transformation of the Company, the underlying business model necessarily evolved. This required broader and more costly manufacturing infrastructure reductions (primarily non-cash charges) than originally anticipated, as well as similarly broader rationalization of selling, administrative and other business resources (primarily severance charges). As a result, the Company expanded the program to extend into 2007 and increased the expected employment reductions to 28,000 to 30,000 positions and total charges to $3.6 billion to $3.8 billion. In addition, the divestiture of the Health Group in the second quarter of 2007 further increased the amount of reductions necessary to appropriately scale the corporate infrastructure.

In the third quarter of 2007, the Company revised its expectations for total employment reductions to be in the range of 27,000 to 28,000 positions and total charges in the range of $3.4 billion to $3.6 billion. These new estimates reflected greater efficiencies in manufacturing infrastructure projects as well as the Company’s ability to outsource or sell certain operations, which reduced involuntary severance charges.

During the year ended December 31, 2007, the Company made cash payments of approximately $446 million related to restructuring. Of this amount $424 million was paid out of restructuring reserves, while $22 million was paid out of reserves for pension and other postretirement liabilities.

The costs incurred, net of reversals, which total $685 million for the year ended December 31, 2007, include $23 million of costs which were presented as discontinued operations. Included in the $23 million presented as discontinued operations were $20 million and $4 million of severance and exit costs, respectively, which were associated with the 2004-2007 Restructuring Program, and a reversal of $1 million of exit costs associated with prior programs. The costs incurred, net of reversals, of $662 million, which were presented as continuing operations include $107 million and $12 million of charges related to accelerated depreciation and inventory write-downs, respectively, which were reported in cost of goods sold in the accompanying Consolidated Statement of Operations for the year ended December 31, 2007. The remaining costs incurred, net of reversals, of $543 million were reported as restructuring costs and other in the accompanying Consolidated Statement of Operations for the year ended December 31, 2007. The Company expects to incur approximately $5 million of additional accelerated depreciation in 2008 as a result of the initiatives already implemented under the 2004-2007 Restructuring Program.

The restructuring actions implemented during fiscal year 2007 under the 2004-2007 Restructuring Program are expected to generate future annual cost savings of approximately $295 million, $274 million of which are expected to be future annual cash savings. These cost savings began to be realized by the Company beginning in the first quarter of 2007, and the majority of the savings are expected to be realized by the end of 2008 as most of the actions and severance payouts are completed. These total cost savings are expected to reduce future cost of goods sold, SG&A, and R&D expenses by approximately $154 million, $122 million, and $19 million, respectively.

Based on all of the actions taken to date under the 2004-2007 Restructuring Program, the program is expected to generate annual cost savings of approximately $1,680 million, including annual cash savings of $1,605 million, as compared with pre-program levels. The Company began realizing these savings in the second quarter of 2004, and expects the majority of the savings to be realized by the end of 2008 as most of the actions and severance payouts are completed. These total cost savings are expected to reduce cost of goods sold, SG&A, and R&D expenses annually by approximately $1,051 million, $473 million, and $156 million, respectively.

These estimates are based primarily on objective data related to the Company's severance actions. Savings resulting from facility closures and other non-severance actions that are more difficult to quantify are not included.

The Company has substantially completed the restructuring activities contemplated in the 2004-2007 Restructuring Program. Under this program, on a life-to-date basis as of December 31, 2007, the Company has recorded charges of $3,397 million, which were composed of severance, long-lived asset impairments, exit costs, inventory write-downs and accelerated depreciation of $1,398 million, $620 million, $385 million, $80 million and $935 million, respectively, less reversals of $21 million. The severance costs related to the elimination of approximately 27,650 positions, including approximately 6,750 photofinishing, 13,125 manufacturing, 1,575 research and development and 6,200 administrative positions.

Modest rationalization charges are expected in 2008 and beyond as the Company will continue to explore and execute on cost efficiency opportunities with respect to its sales, manufacturing and administrative infrastructure.

LIQUIDITY AND CAPITAL RESOURCES

2007

Cash Flow Activity
The Company’s primary sources and uses of cash for the year ended December 31, 2007 included proceeds on the sale of businesses/assets, loss from continuing operations adjusted for non-cash items of income and expense, debt payments, restructuring payments, capital additions, working capital sources and needs, dividend payments and employee and retiree benefit plan payments/contributions.

Net cash provided by continuing operations from operating activities was $351 million for the year ended December 31, 2007. The Company’s primary sources of cash from operating activities for the period are earnings from continuing operations, as adjusted for non-cash items of income and expense, which provided $652 million of operating cash. Included in cash flow from operating activities is approximately $306 million that relates to current and prior-year non-recurring licensing arrangements. The Company’s other primary sources and uses of cash in operating activities in 2007 include:

  Decreases in receivables, driven by focused collection efforts including the reduction of past-due trade receivables;

  Decreases in inventories, driven by management of year-end inventory levels; and

  The net decrease in liabilities, excluding borrowings, including:

    The decrease in pension and other postretirement liabilities due to settlement and curtailment activities related to restructuring;

    Recognition of deferred income on intellectual property arrangements;

    Decrease in restructuring liabilities driven by cash payments for severance benefits, partially offset by restructuring charges within the current year;

    The settlement of asset retirement obligations due to footprint reduction actions; and

    These decreases were partially offset by an increase in trade accounts payable due to the Company’s efforts to bring accounts payable metrics more in line with its peer group.

Included in the uses of cash in operating activities discussed above were:

  Cash expenditures of $446 million against restructuring reserves and pension and other postretirement liabilities, primarily for the payment of severance benefits. Certain employees whose positions were eliminated could elect to receive severance payments for up to two years following their date of termination;

  Contributions (funded plans) or benefit payments (unfunded plans) totaling approximately $111 million relating to major U.S. and non-U.S. defined benefit pension plans; and

  Benefit payments totaling approximately $218 million relating to postretirement benefit plans in the U.S., United Kingdom and Canada.

Net cash used in continuing operations in investing activities for the year ended December 31, 2007 of $41 million includes capital additions of $259 million. The majority of this spending supports new products, manufacturing capacity, productivity and quality improvements, infrastructure improvements, equipment placements with customers, and ongoing environmental and safety initiatives. Proceeds from sales of businesses and assets in the period provided cash of $227 million.

Net cash provided by discontinued operations from investing activities in 2007 was $2,449 million largely due to the proceeds received in connection with the sale of the Health Group business, and the HPA business previously included in GCG. The Company utilized a portion of the cash received from the sale of the Health Group for the full repayment of the Secured Term Debt of $1.15 billion, as reflected in net cash used in financing activities in the period.

Net cash used in continuing operations in financing activities in 2007 was $1,324 million, including the repayment of debt discussed above and dividends of $144 million. The Company’s dividend policy is to pay semi-annual dividends, when declared, on the Company’s 10th business day each July and December to shareholders of record on the close of the first business day of the preceding month. On May 9, and October 16, 2007, the Board of Directors declared semi-annual cash dividends of $.25 per share payable to shareholders of record at the close of business on June 1, and November 1, 2007, respectively. These dividends were paid on July 16 and December 14, 2007. Total dividends paid for the year ended December 31, 2007 were $144 million.

The Company believes that its cash flow from operations, in addition to asset sales, will be sufficient to cover its working capital and capital investment needs and the funds required for future debt reduction, restructuring payments, dividend payments, employee and retiree benefit plan payments/contributions, and potential acquisitions. The Company's cash balances and its financing arrangements, which are principally the Company’s committed and uncommitted credit lines, as further discussed in Note 9, “Short-Term Borrowings and Long Term Debt” in the Notes to Financial Statements, will be used to bridge timing differences between expenditures and cash generated from operations.

Sources of Liquidity
Refer to Note 9, "Short-Term Borrowings and Long-Term Debt" in the Notes to Financial Statements for further discussion of sources of liquidity, presentation of long-term debt, related maturities and interest rates as of December 31, 2007 and 2006.

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

The stable rating outlook reflects Moody’s expectation that the Company will continue to maintain liquidity and generate earnings sufficient to withstand further secular declines of its legacy film businesses, lack of substantial profitability in certain of its digital businesses and its sizable new business start-up costs.

The Company is in compliance with all covenants or other requirements set forth in its credit agreements and indentures. Further, the Company does not have any rating downgrade triggers that would accelerate the maturity dates of its debt. However, the Company could be required to increase the dollar amount of its letters of credit or provide other financial support up to an additional $70 million at the current credit ratings. As of the filing date of this Form 10-K, the Company has not been requested to materially increase its letters of credit or other financial support. Downgrades in the Company’s credit rating or disruptions in the capital markets could impact borrowing costs and the nature of its funding alternatives.

Contractual Obligations

The impact that our contractual obligations are expected to have on the Company's liquidity and cash flow in future periods is as follows:

		As of December 31, 2007
(in millions)	Total	2008	2009	2010	2011	2012	2013+
Long-term debt (1)	$1,589	$300	$45	$43	$40	$38	$1,123
Operating lease obligations	412	99	81	68	45	36	83
Purchase obligations (2)	1,130	563	178	121	87	87	94
Uncertain tax positions and interest (3)	62	62	—	—	—	—	—
Total (4) (5)	$3,193	$1,024	$304	$232	$172	$161	$1,300
____________________

(1)	Represents maturities of the Company's long-term debt obligations as shown on the Consolidated Statement of Financial Position. See Note 9, "Short-Term Borrowings and Long-Term Debt" in the Notes to Financial Statements.

(2)	Purchase obligations include agreements related to supplies, production and administrative services, as well as marketing and advertising, that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty. The terms of these agreements cover the next two to sixteen years. See Note 11, "Commitments and Contingencies," in the Notes to Financial Statements.

(3)	Due to uncertainty regarding the completion of tax audits and possible outcomes, the remaining estimate of the timing of payments related to uncertain tax positions and interest cannot be made. See Note 16, “Income Taxes,” in the Notes to Financial Statements for additional information regarding the Company’s uncertain tax positions.

(4)	Funding requirements for the Company's major defined benefit retirement plans and other postretirement benefit plans have not been determined, therefore, they have not been included. In 2007, the Company made contributions to its major defined benefit retirement plans and benefit payments for its other postretirement benefit plans of $111 million ($38 million relating to its U.S. defined benefit plans) and $218 million ($212 million relating to its U.S. other postretirement benefits plan), respectively. The Company expects to contribute approximately $51 million ($23 million relating to its U.S. defined benefit plans) and $209 million ($204 million relating to its U.S. other postretirement benefits plan), respectively, to its defined benefit plans and other postretirement benefit plans in 2008.

(5)	Because their future cash outflows are uncertain, the other long-term liabilities presented in Note 10, “Other Long-Term Liabilities” are excluded from this table.

Off-Balance Sheet Arrangements
The Company guarantees debt and other obligations of certain customers. The debt and other obligations are primarily due to banks and leasing companies in connection with financing of customers' purchases of equipment and product from the Company. At December 31, 2007, the following customer guarantees were in place:

	As of December 31, 2007
(in millions)	Maximum Amount	Amount Outstanding
Customer amounts due to banks and leasing companies	$150	$117
Other third-parties	2	-
Total guarantees of customer debt and other obligations	$152	$117

The guarantees for the third party debt mature between 2008 and 2011. The customer financing agreements and related guarantees typically have a term of 90 days for product and short-term equipment financing arrangements, and up to five years for long-term equipment financing arrangements. These guarantees would require payment from the Company only in the event of default on payment by the respective debtor. In some cases, particularly for guarantees related to equipment financing, the Company has collateral or recourse provisions to recover and sell the equipment to reduce any losses that might be incurred in connection with the guarantees.

The Company also guarantees debt and other obligations owed to banks and other third parties for some of its consolidated subsidiaries. The maximum amount guaranteed is $637 million, and the outstanding debt under those guarantees, which is recorded within the short-term borrowings and long-term debt, net of current portion components in the accompanying Consolidated Statement of Financial Position, is $229 million. These guarantees expire between 2008 and 2013. Pursuant to the terms of the Company's $2.7 billion Senior Secured Credit Agreement dated October 18, 2005, obligations under the $2.7 billion Secured Credit Facilities and other obligations of the Company and its subsidiaries to the $2.7 billion Secured Credit Facilities lenders are guaranteed.

During the fourth quarter of 2007, Eastman Kodak Company (the “Parent”) issued a guarantee to Kodak Limited (the “Subsidiary”) and the Trustees of the Kodak Pension Plan of the United Kingdom (the “Trustees”). Under this arrangement, the Parent guarantees to the Subsidiary and the Trustees the ability of the Subsidiary, only to the extent it becomes necessary to do so, to (1) make contributions to the Plan to ensure sufficient assets exist to make benefit payments, and (2) make contributions to the Plan such that it will achieve full funded status by the funding valuation for the period ending December 31, 2015. The guarantee expires upon the conclusion of the funding valuation for the period ending December 31, 2015 whereby the Plan achieves full funded status or earlier, in the event that the Plan achieves full funded status for two consecutive funding valuation cycles which are performed at least every three years.

The limit of potential future payments is dependent on the funding status of the Plan as it fluctuates over the term of the guarantee. However, as of December 31, 2007 management believes that performance under this guarantee by Eastman Kodak Company is unlikely. The funding status of the Plan is included in Pension and other postretirement liabilities presented in the Consolidated Statement of Financial Position.

The Company issues indemnifications in certain instances when it sells businesses and real estate, and in the ordinary course of business with its customers, suppliers, service providers and business partners. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company's request in such capacities. Historically, costs incurred to settle claims related to these indemnifications have not been material to the Company’s financial position, results of operations or cash flows. Additionally, the fair value of the indemnifications that the Company issued during the year ended December 31, 2007 was not material to the Company’s financial position, results of operations or cash flows.

2006

Cash Flow Activity
The Company’s primary sources and uses of cash for the year ended December 31, 2006 included earnings from continuing operations, adjusted for non-cash items of income and expense, debt payments, restructuring payments, capital additions, working capital needs, dividend payments and employee and retiree benefit plan payments/contributions.

Net cash provided by continuing operations from operating activities was $685 million for the year ended December 31, 2006. The Company’s primary sources of cash from operating activities for the year are earnings from continuing operations, as adjusted for non-cash items of income and expense, which provided $327 million of operating cash. Included in cash flow from operating activities was approximately $315 million provided by non-recurring licensing arrangements during 2006. The Company’s other primary sources and uses of cash in operating activities include:

  Decrease in inventories due to planned inventory reductions driven by corporate initiatives and a decline in demand for traditional products;

  Decrease in receivables driven by the continued industry decline in sales of traditional products and services;

  Net increase in liabilities resulting from non-cash adjustments to tax liabilities, partially offset by a decrease in accounts payable and other liabilities; and

  Recognition of deferred income on intellectual property arrangements.

Included in the uses of cash in operating activities discussed above were:

  Cash expenditures of $548 million against restructuring reserves and pension and other postretirement liabilities, primarily for the payment of severance benefits;

  Contributions (funded plans) or benefit payments (unfunded plans) totaling approximately $187 million relating to major U.S. and non-U.S. defined benefit pension plans; and

  Benefit payments totaling approximately $224 million relating to U.S., United Kingdom and Canada postretirement benefit plans.

Net cash used in continuing operations in investing activities for the year ended December 31, 2006 of $181 million included capital additions of $335 million. The majority of the spending supported new products, manufacturing productivity and quality improvements, infrastructure improvements, equipment placements with customers, and ongoing environmental and safety initiatives. Proceeds from sales of businesses and assets for the year provided cash of $178 million. Net cash used in discontinued operations from investing activities was $44 million for the year ended December 31, 2006 for additions to capital assets.

Net cash used in financing activities was $947 million, including the repayment of debt of $803 million, and dividend payments of $144 million.

On May 10, and October 17, 2006, the Board of Directors declared semi-annual cash dividends of $.25 per share payable to shareholders of record at the close of business on June 1, and November 1, 2006. These dividends were paid on July 18, and December 14, 2006. Total dividends paid for the year ended December 31, 2006 were $144 million.

2005

Cash Flow Activity
The Company’s primary sources and uses of cash for the year ended December 31, 2005 included earnings from continuing operations, adjusted for non-cash items of income and expense, acquisitions, debt payments, restructuring payments, capital additions, working capital needs, dividend payments and employee and retiree benefit plan payments/contributions.

Net cash provided by continuing operations from operating activities was $722 million for the year ended December 31, 2005. The Company’s earnings from continuing operations, as adjusted for non-cash items of income and expense, provided $29 million of operating cash. Included in cash flow from operating activities was approximately $345 million provided by non-recurring licensing arrangements during 2005.

The Company’s other primary sources of cash in operating activities include:

  Decrease in inventories, excluding the impacts of acquisitions, due to a combination of (1) planned inventory reductions driven by corporate initiatives, (2) an increasingly seasonal demand for digital products in anticipation of the holiday season, and (3) a decline in demand for traditional products; and

  Decrease in receivables, excluding the impacts of acquisitions, driven by lower customer rebate accruals, lower miscellaneous non-trade receivables and increased collection efforts.

The Company’s primary uses of cash in operating activities discussed above include:

  Cash expenditures of $508 million against restructuring reserves and pension and other postretirement liabilities, primarily for the payment of severance benefits;

  Contributions (funded plans) or benefit payments (unfunded plans) totaling approximately $185 million relating to major U.S. and non-U.S. defined benefit pension plans; and

  Benefit payments totaling approximately $240 million relating to U.S., United Kingdom and Canada postretirement benefit plans.

Net cash used in continuing operations in investing activities for the year ended December 31, 2005 of $1,264 million was utilized primarily for business acquisitions of $984 million and capital additions of $432 million. Approximately $927 million and $11 million related to the acquisitions of Creo and KPG, respectively. These uses of cash were partially offset by $130 million from the sale of businesses and assets. Net cash used in discontinued operations from investing activities was $40 million for the year ended December 31, 2005 for additions to capital assets.

Net cash provided by financing activities of $533 million for the year ended December 31, 2005 resulted from the net increase in borrowing of $722 due to the funding of the acquisition of Creo during the second quarter of 2005, partially offset by dividend payments of $144 million and repayments of debt.

On May 11, and October 18, 2005, the Board of Directors declared semi-annual cash dividends of $.25 per share payable to shareholders of record at the close of business on June 1, and November 1, 2005. These dividends were paid on July 15, and December 14, 2005. Total dividends paid for the year ended December 31, 2005 were $144 million.

OTHER

Refer to Note 11, "Commitments and Contingencies" in the Notes to Financial Statements for discussion regarding the Company's undiscounted liabilities for environmental remediation costs, asset retirement obligations, and other commitments and contingencies including legal matters.

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this report may be forward-looking in nature, or "forward-looking statements" as defined in the United States Private Securities Litigation Reform Act of 1995. For example, references to the Company's expectations for growth, cash flow, taxes, portfolio expansion, seasonality of CDG sales, cost of environmental compliance, results of litigation, cost of retirement related benefits, depreciation, asset impairments and savings from restructuring are forward-looking statements.

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

A summary of operating data for 2007 and for the four years prior is shown on page 110.

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

Using a sensitivity analysis based on estimated fair value of open foreign currency forward contracts using available forward rates, if the U.S. dollar had been 10% stronger at December 31, 2007 and 2006, the fair value of open forward contracts would have decreased $66 million and increased $16 million, respectively. Such gains or losses would be substantially offset by losses or gains from the revaluation or settlement of the underlying positions hedged.

Using a sensitivity analysis based on estimated fair value of open silver forward contracts using available forward prices, if available forward silver prices had been 10% lower at December 31, 2007, the fair value of open forward contracts would have decreased $2 million. Such losses in fair value, if realized, would be offset by lower costs of manufacturing silver-containing products. There were no open forward contracts hedging silver at December 31, 2006.

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

Using a sensitivity analysis based on estimated fair value of short-term and long-term borrowings, if available market interest rates had been 10% (about 57 basis points) higher at December 31, 2007, the fair value of short-term and long-term borrowings would have decreased $1 million and $53 million, respectively. Using a sensitivity analysis based on estimated fair value of short-term and long-term borrowings, if available market interest rates had been 10% (about 63 basis points) higher at December 31, 2006, the fair value of short-term and long-term borrowings would have decreased less than one million and $59 million, respectively.

The Company’s financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments. The Company manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties. The Company has procedures to monitor the credit exposure amounts. The maximum credit exposure at December 31, 2007 was not significant to the Company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Eastman Kodak Company:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Eastman Kodak Company and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for uncertain tax positions on January 1, 2007. As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for pension and postretirement benefit plans as of December 31, 2006. As discussed in Note 11 to the consolidated financial statements, the Company changed its method of accounting for asset retirement obligations as of December 31, 2005.

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

PricewaterhouseCoopers LLP
Rochester, New York
February 27, 2008

Eastman Kodak Company CONSOLIDATED STATEMENT OF OPERATIONS
	For the Year Ended December 31,
(in millions, except per share data)	2007	2006	2005
Net sales	$10,301	$10,568	$11,395
Cost of goods sold	7,785	8,159	8,864

Gross profit	2,516	2,409	2,531

Selling, general and administrative expenses	1,764	1,950	2,240
Research and development costs	535	578	739
Restructuring costs and other	543	416	665
Other operating (income) expenses, net	(96)	(59)	(40)

Loss from continuing operations before interest,
other income (charges), net and income taxes	(230)	(476)	(1,073)

Interest expense	113	172	139
Other income (charges), net	87	65	4
Loss from continuing operations before income taxes	(256)	(583)	(1,208)
(Benefit) provision for income taxes	(51)	221	449

Loss from continuing operations	(205)	(804)	(1,657)

Earnings from discontinued operations, net of income taxes	881	203	451

Loss from cumulative effect of accounting change, net of
income taxes	—	—	(55)

NET EARNINGS (LOSS)	$676	$(601)	$(1,261)

Basic and diluted net (loss) earnings per share:
Continuing operations	$(0.71)	$(2.80)	$(5.76)
Discontinued operations	3.06	0.71	1.57
Cumulative effect of accounting change	—	—	(0.19)

Total	$2.35	$(2.09)	$(4.38)

Cash dividends per share	0.50	0.50	0.50

The accompanying notes are an integral part of these consolidated financial statements.

Eastman Kodak Company CONSOLIDATED STATEMENT OF FINANCIAL POSITION
	As of December 31,
(in millions, except per share data)	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,947	$1,469
Receivables, net	1,939	2,072
Inventories, net	943	1,001
Deferred income taxes	120	108
Other current assets	104	96
Assets of discontinued operations	—	811
Total current assets	6,053	5,557

Property, plant and equipment, net	1,811	2,602
Goodwill	1,657	1,584
Other long-term assets	4,138	3,509
Assets of discontinued operations	—	1,068
TOTAL ASSETS	$13,659	$14,320

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and other current liabilities	$3,794	$3,712
Short-term borrowings	308	64
Accrued income and other taxes	344	347
Liabilities of discontinued operations	—	431
Total current liabilities	4,446	4,554

Long-term debt, net of current portion	1,289	2,714
Pension and other postretirement liabilities	3,444	3,934
Other long-term liabilities	1,451	1,690
Liabilities of discontinued operations	—	40
Total liabilities	10,630	12,932

Commitments and Contingencies (Note 11)

SHAREHOLDERS’ EQUITY
Common stock, $2.50 par value, 950,000,000 shares authorized; 391,292,760 shares issued as of December 31, 2007 and 2006; 287,999,830 and
287,333,123 shares outstanding as of December 31, 2007 and 2006	978	978
Additional paid in capital	889	881
Retained earnings	6,474	5,967
Accumulated other comprehensive income (loss)	452	(635)
	8,793	7,191
Treasury stock, at cost 103,292,930 shares as of December 31, 2007 and
103,959,637 shares as of December 31, 2006	5,764	5,803
Total shareholders’ equity	3,029	1,388

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$13,659	$14,320

The accompanying notes are an integral part of these consolidated financial statements.

Eastman Kodak Company
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in millions, except share and per share data)	Common Stock (1)	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Shareholders’ Equity as of December 31, 2004	$978	$854	$8,136	$(90)	$(5,844)	$4,034
Net loss	—	—	(1,261)	—	—	(1,261)
Other comprehensive income (loss):
Unrealized losses on available-for-sale
securities ($9 million pre-tax)	—	—	—	(8)	—	(8)
Unrealized gains arising from
hedging activity ($21 million pre-tax)	—	—	—	21	—	21
Reclassification adjustment for hedging
related gains included in net earnings
($15 million pre-tax)	—	—	—	(15)	—	(15)
Currency translation adjustments	—	—	—	(219)	—	(219)
Pension liability adjustment ($223 million pre-tax)	—	—	—	(156)	—	(156)
Other comprehensive loss	—	—	—	(377)	—	(377)
Comprehensive loss						(1,638)
Cash dividends declared ($.50 per common share)	—	—	(144)	—	—	(144)
Recognition of equity-based compensation expense	—	17	—	—	—	17
Treasury stock issued, net (357,345 shares) (2)	—	—	(10)	—	22	12
Unvested stock issuances (169,040 shares)	—	(4)	(4)	—	9	1

Shareholders’ Equity as of December 31, 2005	$978	$867	$6,717	$(467)	$(5,813)	$2,282

Eastman Kodak Company
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY Cont’d.

(in millions, except share and per share data)	Common Stock (1)	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Shareholders’ Equity as of December 31, 2005	$978	$867	$6,717	$(467)	$(5,813)	$2,282
Net loss	—	—	(601)	—	—	(601)
Other comprehensive income (loss):
Unrealized losses on available-for-sale
securities ($2 million pre-tax)	—	—	—	(2)	—	(2)
Unrealized gains arising from
hedging activity ($8 million pre-tax)	—	—	—	8	—	8
Reclassification adjustment for hedging
related gains included in net earnings
($12 million pre-tax)	—	—	—	(12)	—	(12)
Currency translation adjustments	—	—	—	88	—	88
Pension liability adjustment ($185 million pre-tax)	—	—	—	136	—	136
Other comprehensive income	—	—	—	218	—	218
Comprehensive loss						(383)
Adjustment to initially apply SFAS No. 158 for pension
and other postretirement benefits ($466 million pre-tax)	—	—	—	(386)	—	(386)
Cash dividends declared ($.50 per common share)	—	—	(144)	—	—	(144)
Recognition of equity-based compensation expense	—	17	—	—	—	17
Treasury stock issued, net (135 shares) (2)	—	—	(3)	—	4	1
Unvested stock issuances (109,935 shares)	—	(3)	(2)	—	6	1

Shareholders’ Equity as of December 31, 2006	$978	$881	$5,967	$(635)	$(5,803)	$1,388

Eastman Kodak Company
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY Cont'd.

(in millions, except share and per share data)	Common Stock (1)	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Shareholders’ Equity as of December 31, 2006	$978	$881	$5,967	$(635)	$(5,803)	$1,388
Net earnings	—	—	676	—	—	676
Other comprehensive income (loss):
Unrealized gains on available-for-sale
securities ($16 million pre-tax)	—	—	—	10	—	10
Unrealized gains arising from
hedging activity ($11 million pre-tax)	—	—	—	11	—	11
Reclassification adjustment for hedging
related gains included in net earnings
($1 million pre-tax)	—	—	—	(1)	—	(1)
Currency translation adjustments	—	—	—	114	—	114
Pension liability adjustment ($986 million pre-tax)	—	—	—	953	—	953
Other comprehensive income	—	—	—	1,087	—	1,087
Comprehensive income						1,763
Cash dividends declared ($.50 per common share)	—	—	(144)	—	—	(144)
Recognition of equity-based compensation expense	—	20	—	—	—	20
Treasury stock issued, net (413,923 shares) (2)	—	(6)	(18)	—	25	1
Unvested stock issuances (252,784 shares)	—	(6)	(7)	—	14	1

Shareholders’ Equity as of December 31, 2007	$978	$889	$6,474	$452	$(5,764)	$3,029
____________________

(1)	There are 100 million shares of $10 par value preferred stock authorized, none of which have been issued.

(2)	Includes Stock Options exercised and other stock awards issued, offset by shares surrendered for taxes.

The accompanying notes are an integral part of these consolidated financial statements.

Eastman Kodak Company
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year Ended December 31,
(in millions)	2007	2006	2005
Cash flows from operating activities:
Net earnings (loss)	$676	$(601)	$(1,261)
Adjustments to reconcile to net cash provided by operating activities:
Earnings from discontinued operations, net of income taxes	(881)	(203)	(451)
Loss from cumulative effect of accounting change, net of income taxes	—	—	55
Equity in earnings from unconsolidated affiliates	—	—	(12)
Depreciation and amortization	785	1,195	1,291
Gain on sales of businesses/assets	(157)	(65)	(78)
Purchased research and development	—	—	54
Non-cash restructuring costs, asset impairments and other charges	336	138	194
(Benefit) provision for deferred income taxes	(107)	(137)	237
Decrease in receivables	161	163	195
Decrease in inventories	108	292	273
(Decrease) increase in liabilities excluding borrowings	(463)	122	(107)
Other items, net	(107)	(219)	332
Total adjustments	(325)	1,286	1,983
Net cash provided by continuing operations	351	685	722
Net cash (used in) provided by discontinued operations	(37)	271	486
Net cash provided by operating activities	314	956	1,208
Cash flows from investing activities:
Additions to properties	(259)	(335)	(432)
Net proceeds from sales of businesses/assets	227	178	130
Acquisitions, net of cash acquired	(2)	(3)	(984)
(Investments in) distributions from unconsolidated affiliates	—	(19)	34
Marketable securities - sales	166	133	182
Marketable securities - purchases	(173)	(135)	(194)
Net cash used in continuing operations	(41)	(181)	(1,264)
Net cash provided by (used in) discontinued operations	2,449	(44)	(40)
Net cash provided by (used in) investing activities	2,408	(225)	(1,304)
Cash flows from financing activities:
Proceeds from borrowings	177	765	2,520
Debt issuance costs	—	—	(57)
Repayment of borrowings	(1,363)	(1,568)	(1,798)
Dividends to shareholders	(144)	(144)	(144)
Exercise of employee stock options	6	—	12
Net cash (used in) provided by continuing operations	(1,324)	(947)	533
Net cash provided by discontinued operations	44	—	—
Net cash (used in) provided by financing activities	(1,280)	(947)	533
Effect of exchange rate changes on cash	36	20	(27)
Net increase (decrease) in cash and cash equivalents	1,478	(196)	410
Cash and cash equivalents, beginning of year	1,469	1,665	1,255
Cash and cash equivalents, end of year	$2,947	$1,469	$1,665

Eastman Kodak Company
CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

SUPPLEMENTAL CASH FLOW INFORMATION

	For the Year Ended December 31,
(in millions)	2007	2006	2005
Cash paid for interest and income taxes was:
Interest, net of portion capitalized of $2, $3 and $3 (1)	$138	$255	$172
Income taxes (1)	150	96	110

The following non-cash items are not reflected in the Consolidated
Statement of Cash Flows:

Pension and other postretirement benefits liability adjustments	$953	$136	$156
Adjustment to initially apply SFAS No. 158	—	386	—
Liabilities assumed in acquisitions	—	—	681
Issuance of unvested stock, net of forfeitures	6	1	5
Debt assumed for acquisition	—	—	395
Increase in other non-current receivables through increase in deferred
royalty revenue from licensee	—	—	311
____________________

(1)	Includes payments included in expense of discontinued operations.

During the year ended December 31, 2005, the Company completed several acquisitions. Information regarding the fair value of assets acquired and liabilities assumed is presented in Note 22, "Acquisitions" in the Notes to Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

Eastman Kodak Company
NOTES TO FINANCIAL STATEMENTS

NOTE 1: SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING PRINCIPLES

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The following is a description of the significant accounting policies of Eastman Kodak Company.

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of Kodak and its majority owned subsidiary companies. Intercompany transactions are eliminated and net earnings are reduced by the portion of the net earnings of subsidiaries applicable to minority interests. The equity method of accounting is used for joint ventures and investments in associated companies over which Kodak has significant influence, but does not have effective control. Significant influence is generally deemed to exist when the Company has an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s Board of Directors, voting rights and the impact of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate. Income and losses of investments accounted for using the equity method are reported in other income (charges), net, in the accompanying Consolidated Statement of Operations. See Note 7, “Investments,” and Note 15 “Other Income (Charges), Net.”

Certain amounts for prior years have been reclassified to conform to the current year classification. Prior year reclassifications include the following:

  The reclassification of gains and losses on sales of capital assets and certain asset impairment charges from other income (charges), net to other operating (income) expenses, net.

  The presentation of discontinued operations and related assets and liabilities held for sale, as a result of the divestiture of the Health Group segment.

  The presentation of discontinued operations as a result of the divestiture of Hermes Precisa Pty. Ltd. (“HPA”).

  The adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” which required recognition and reclassification of net liabilities related to uncertain tax positions from Accrued income and other taxes to Other long-term liabilities.

  The revision of prior year segment results to conform to the new segment reporting structure, which was effective January 1, 2007.

During the year ended December 31, 2007, the Company recorded net adjustments of $23 million of expense, for items that should have been recorded in prior periods. The largest of these items of expense is a $20 million tax provision recorded in the second quarter of 2007 for a valuation allowance that should have been recorded in 2006. This item is discussed further in Note 5, “Goodwill and Other Intangible Assets” and Note 16, “Income Taxes.” Each correction recorded in the year ended December 31, 2007 is individually no greater than $6 million, other than the item noted above. The Company has determined that these corrections, individually and in the aggregate, are not material to the current period financial statements or to any prior year financial statements.

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

For certain other subsidiaries and branches, operations are conducted primarily in U.S. dollars, which is therefore the functional currency. Monetary assets and liabilities of these foreign subsidiaries and branches, which are recorded in local currency, are remeasured at year-end exchange rates, while the related revenue, expense, and gain and loss accounts, which are recorded in local currency, are remeasured at average exchange rates. Non-monetary assets and liabilities, and the related revenue, expense, and gain and loss accounts, are remeasured at historical rates. Adjustments that result from the remeasurement of the assets and liabilities of these subsidiaries are included in net earnings (loss) in the accompanying Consolidated Statement of Operations.

Foreign exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in net earnings (loss) in the accompanying Consolidated Statement of Operations. The effects of foreign currency transactions, including related hedging activities, are included in other income (charges), net, in the accompanying Consolidated Statement of Operations.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, receivables, and derivative instruments. The Company places its cash and cash equivalents with high-quality financial institutions and limits the amount of credit exposure to any one institution. With respect to receivables, such receivables arise from sales to numerous customers in a variety of industries, markets, and geographies around the world. Receivables arising from these sales are generally not collateralized. The Company performs ongoing credit evaluations of its customers’ financial conditions and no single customer accounts for greater than 10% of the sales of the Company. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management’s expectations. With respect to the derivative instruments, the counterparties to these contracts are major financial institutions. The Company has not experienced non-performance by any of its derivative instruments counterparties.

CASH EQUIVALENTS

All highly liquid investments with a remaining maturity of three months or less at date of purchase are considered to be cash equivalents.

INVENTORIES

Inventories are stated at the lower of cost or market. The cost of all of the Company’s inventories is determined by either the “first in, first out” (FIFO) or average cost method, which approximates current cost. The Company provides inventory reserves for excess, obsolete or slow-moving inventory based on changes in customer demand, technology developments or other economic factors.

PROPERTIES

Properties are recorded at cost, net of accumulated depreciation. The Company principally calculates depreciation expense using the straight-line method over the assets’ estimated useful lives, which are as follows:

Years
Buildings and building improvements	5-40
Land improvements	10-20
Leasehold improvements	3-10
Equipment	3-10
Tooling	1-3
Furniture and fixtures	3-15

Maintenance and repairs are charged to expense as incurred. Upon sale or other disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount, less proceeds from disposal, is charged or credited to net earnings (loss).

GOODWILL

Goodwill represents the excess of purchase price of an acquisition over the fair value of net assets acquired. The Company applies the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” In accordance with SFAS No. 142, goodwill is not amortized, but is required to be assessed for impairment at least annually. The Company has elected to make September 30 the annual impairment assessment date for all of its reporting units, and will perform additional impairment tests when events or changes in circumstances occur that would more likely than not reduce the fair value of the reporting unit below its carrying amount. SFAS No. 142 defines a reporting unit as an operating segment or one level below an operating segment. The Company estimates the fair value of its reporting units utilizing income and market approaches through the application of discounted cash flow and market comparable methods. The assessment is required to be performed in two steps, step one to test for a potential impairment of goodwill and, if potential losses are identified, step two to measure the impairment loss. The Company completed step one in its fourth quarter and determined that there were no such impairments. Accordingly, the performance of step two was not required.

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

For product sales, the recognition criteria are generally met when title and risk of loss have transferred from the Company to the buyer, which may be upon shipment or upon delivery to the customer site, based on contract terms or legal requirements in certain jurisdictions. Service revenues are recognized as such services are rendered.

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

ADVERTISING

Advertising costs are expensed as incurred and included in selling, general and administrative expenses in the accompanying Consolidated Statement of Operations. Advertising expenses amounted to $394 million, $366 million, and $460 million in 2007, 2006 and 2005, respectively.

SHIPPING AND HANDLING COSTS

Amounts charged to customers and costs incurred by the Company related to shipping and handling are included in net sales and cost of goods sold, respectively, in accordance with EITF Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs."

IMPAIRMENT OF LONG-LIVED ASSETS

The Company applies the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Under the guidance of SFAS No. 144, the Company reviews the carrying values of its long-lived assets, other than goodwill and purchased intangible assets with indefinite useful lives, for impairment whenever events or changes in circumstances indicate that the carrying values may not be recoverable. The Company assesses the recoverability of the carrying values of long-lived assets by first grouping its long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (the asset group) and, secondly, by estimating the undiscounted future cash flows that are directly associated with and that are expected to arise from the use of and eventual disposition of such asset group. The Company estimates the undiscounted cash flows over the remaining useful life of the primary asset within the asset group. If the carrying value of the asset group exceeds the estimated undiscounted cash flows, the Company records an impairment charge to the extent the carrying value of the long-lived asset exceeds its fair value. The Company determines fair value through quoted market prices in active markets or, if quoted market prices are unavailable, through the performance of internal analyses of discounted cash flows.

In connection with its assessment of recoverability of its long-lived assets and its ongoing strategic review of the business and its operations, the Company continually reviews the remaining useful lives of its long-lived assets. If this review indicates that the remaining useful life of the long-lived asset has changed significantly, the Company adjusts the depreciation on that asset to facilitate full cost recovery over its revised estimated remaining useful life.

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

The Company accounts for income taxes in accordance with SFAS No. 109. The asset and liability approach underlying SFAS No. 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and tax basis of the Company’s assets and liabilities. Management provides valuation allowances against the net deferred tax asset for amounts that are not considered more likely than not to be realized. For discussion of the amounts and components of the valuation allowances as of December 31, 2007 and 2006, see Note 16, “Income Taxes.”

EARNINGS PER SHARE

Basic earnings-per-share computations are based on the weighted-average number of shares of common stock outstanding during the year. As a result of the net loss from continuing operations presented for the years ended December 31, 2007, 2006 and 2005, the Company calculates diluted earnings-per-share using weighted-average basic shares outstanding for each period, as utilizing diluted shares would be anti-dilutive to loss per share. The reconciliation between the numerator and denominator of the basic and diluted earnings-per-share computations is presented as follows:

	For the Year Ended December 31,
(dollars in millions)	2007	2006	2005
Numerator:
Loss from continuing operations used in basic net earnings (loss) per share	$(205)	$(804)	$(1,657)

Denominator:
Number of common shares used in basic net earnings (loss) per share	287.7	287.3	287.9
Effect of dilutive securities:
Employee stock options	—	—	—
Convertible securities	—	—	—
Number of common shares used in diluted net earnings (loss) per share	287.7	287.3	287.9

Outstanding options, to purchase shares of the Company’s common stock, of 30.9 million, 34.6 million and 36.0 million, as of December 31, 2007, 2006 and 2005, respectively, were not included in the computation of diluted earnings per share because the Company reported a net loss from continuing operations; therefore, the effect would be anti-dilutive.

The Company currently has approximately $575 million in contingent convertible notes (the Convertible Securities) outstanding that were issued in October 2003. Interest on the Convertible Securities accrues at a rate of 3.375% per annum and is payable semi-annually. The Convertible Securities are convertible at an initial conversion rate of 32.2373 shares of the Company's common stock for each $1,000 principal amount of the Convertible Securities. The Company's diluted net earnings per share exclude the effect of the Convertible Securities, as they were anti-dilutive for all periods presented.

RECENTLY ISSUED ACCOUNTING STANDARDS

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

The table below discloses the impact of adoption on the Consolidated Statement of Financial Position as of December 31, 2006.

(in millions)	Before Application of SFAS No. 158	Adjustments Increase/(Decrease)	After Application of SFAS No. 158
Other long-term assets	$3,205	$304	$3,509
Total assets	14,016	304	14,320
Accounts payable and other current liabilities	3,669	43	3,712
Total current liabilities	4,511	43	4,554
Pension and other postretirement liabilities	3,288	646	3,934
Other long-term liabilities	1,689	1	1,690
Total liabilities	12,242	690	12,932
Accumulated other comprehensive loss	(249)	386	(635)
Total shareholders' equity	1,774	(386)	1,388
Total liabilities and shareholders' equity	$14,016	$304	$14,320

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

FASB Interpretation No. 48
In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainty in income taxes recognized in accordance with SFAS No. 109, "Accounting for Income Taxes." This Interpretation prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on various related matters such as derecognition, interest and penalties, and disclosure. The adoption of FIN 48 in the first quarter of 2007 did not have a material impact on the Company’s Consolidated Financial Statements. Further information regarding the adoption of FIN 48 is disclosed in Note 16, “Income Taxes.”

FASB Statement No. 157
In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which establishes a comprehensive framework for measuring fair value and expands disclosures about fair value measurements. Specifically, this Statement sets forth a definition of fair value, and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs. This Statement, as modified by FASB Staff Position (FSP) 157-2, is effective for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Company) for financial assets and liabilities, and fiscal years beginning after November 15, 2008 (January 1, 2009 for the Company) for nonfinancial assets and liabilities. The provisions of SFAS No. 157 are generally required to be applied on a prospective basis, except to certain financial instruments accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," for which the provisions of SFAS No. 157 should be applied retrospectively. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 157 on its Consolidated Financial Statements.

FASB Statement No. 159
In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," which permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Company). The provisions of this statement are required to be applied prospectively. The Company will adopt SFAS No. 159 in the first quarter of 2008, and the adoption will not have a material impact on its Consolidated Financial Statements.

FASB Statement No. 141R
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” a revision to SFAS No. 141, “Business Combinations.” SFAS No. 141R provides revised guidance for recognition and measurement of identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree at fair value. The Statement also establishes disclosure requirements to enable the evaluation of the nature and financial effects of a business combination. SFAS No. 141R is required to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (January 1, 2009 for the Company). The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 141R on its Consolidated Financial Statements.

FASB Statement No. 160
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” This Statement establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent. Specifically, SFAS No. 160 requires the presentation of noncontrolling interests as equity in the Consolidated Statement of Financial Position, and separate identification and presentation in the Consolidated Statement of Operations of net income attributable to the entity and the noncontrolling interest. It also establishes accounting and reporting standards regarding deconsolidation and changes in a parent’s ownership interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (January 1, 2009 for the Company). The provisions of SFAS No. 160 are generally required to be applied prospectively, except for the presentation and disclosure requirements, which must be applied retrospectively. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 160 on its Consolidated Financial Statements.

NOTE 2: RECEIVABLES, NET

	As of December 31,
(in millions)	2007	2006
Trade receivables	$1,697	$1,737
Miscellaneous receivables	242	335
Total (net of allowances of $114 and $134
as of December 31, 2007 and 2006, respectively)	$1,939	$2,072

Of the total trade receivable amounts of $1,697 million and $1,737 million as of December 31, 2007 and 2006, respectively, approximately $266 million and $272 million, respectively, are expected to be settled through customer deductions in lieu of cash payments. Such deductions represent rebates owed to the customer and are included in accounts payable and other current liabilities in the accompanying Consolidated Statement of Financial Position at each respective balance sheet date.

NOTE 3: INVENTORIES, NET

	As of December 31,
(in millions)	2007	2006
Finished goods	$537	$606
Work in process	235	192
Raw materials	171	203
Total	$943	$1,001

NOTE 4: PROPERTY, PLANT AND EQUIPMENT, NET

	As of December 31,
(in millions)	2007	2006
Land	$85	$91
Buildings and building improvements	1,748	2,319
Machinery and equipment	5,387	7,153
Construction in progress	107	86
	7,327	9,649
Accumulated depreciation	(5,516)	(7,047)
Net properties	$1,811	$2,602

Depreciation expense was $679 million, $1,075 million and $1,191 million for the years 2007, 2006 and 2005, respectively, of which approximately $107 million, $273 million and $391 million, respectively, represented accelerated depreciation in connection with restructuring actions.

In April 2007, the Company entered into an agreement to sell its manufacturing site in Xiamen, China.  This sale closed in the second quarter of 2007 and resulted in a reduction to net properties of approximately $278 million.  This action was part of the 2004-2007 Restructuring Program.

NOTE 5: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $1,657 million and $1,584 million as of December 31, 2007 and 2006, respectively. The changes in the carrying amount of goodwill by reportable segment for 2006 and 2007 were as follows:

(in millions)	Consumer Digital Imaging Group	Film Products Group	Graphic Communications Group	Consolidated Total
Balance as of December 31, 2005	$208	$523	$822	$1,553

Finalization of purchase accounting			2	2
Currency translation adjustments	9	21	(1)	29
Balance as of December 31, 2006	$217	$544	$823	$1,584

Additions	—	—	2	2
Purchase accounting adjustment	—	—	38	38
Divestiture	—	—	(19)	(19)
Currency translation adjustments	9	25	18	52
Balance as of December 31, 2007	$226	$569	$862	$1,657

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

In addition, in the fourth quarter of 2007, the Company recorded a $14 million increase in the value of goodwill to correct the purchase price allocations to property, plant and equipment and deferred tax assets in a recently acquired non-U.S. subsidiary that was overstated at the date of acquisition. This correction is presented as a purchase accounting adjustment in the table above.

The divestiture in 2007 of $19 million relates to the sale of the Company’s interest in Hermes Precisa Pty. Ltd. (“HPA”). See Note 23, “Discontinued Operations,” for further details.

The purchase accounting adjustment of $2 million for the year ended December 31, 2006 was attributable to the finalization of purchase accounting for the 2005 acquisition of KPG in the amount of $19 million, and finalization of purchase accounting for the 2005 acquisition of Creo in the amount of $(17) million.

Due to the realignment of the Company's operating model and change in reporting structure, as described in Note 24, “Segment Information,” effective January 1, 2007, the Company reassessed its goodwill for impairment during the first quarter of 2007, and determined that no reporting units’ carrying values exceeded their respective estimated fair values based on the realigned reporting structure and, therefore, there was no impairment.

The gross carrying amount and accumulated amortization by major intangible asset category for 2007 and 2006 were as follows:

	As of December 31, 2007
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Amortization Period
Technology-based	$326	$166	$160	7 years
Customer-related	281	125	156	10 years
Other	82	36	46	8 years
Total	$689	$327	$362	8 years

	As of December 31, 2006
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Amortization Period
Technology-based	$324	$119	$205	7 years
Customer-related	274	95	179	10 years
Other	214	88	126	8 years
Total	$812	$302	$510	8 years

During the fourth quarter of 2007, the Company announced its intention to dispose of its stake in Lucky Film Co., Ltd., and to terminate its manufacturing exclusivity agreement. In connection with this plan, the Company recorded an asset impairment charge against earnings of $46 million, which is included in other operating (income) expenses, net on the Consolidated Statement of Operations. In addition, other intangible assets and accumulated amortization were written down by $132 million and $86 million, respectively. See Note 7, “Investments.”

Amortization expense related to intangible assets was $106 million, $120 million, and $100 million for the year ended December 31, 2007, 2006 and 2005, respectively.

Estimated future amortization expense related to purchased intangible assets as of December 31, 2007 is as follows (in millions):

2008	$79
2009	74
2010	63
2011	40
2012	25
2013+	56
Total	$337

The difference between the net intangible balance at December 31, 2007 and the total estimated future amortization expense of approximately $25 million is related to assets held for sale at December 31, 2007.

NOTE 6: OTHER LONG-TERM ASSETS

	As of December 31,
(in millions)	2007	2006
Overfunded pension plans	$2,454	$1,597
Deferred income taxes, net of valuation allowance	636	642
Intangible assets	362	510
Non-current receivables	405	394
Miscellaneous other long-term assets	281	366
Total	$4,138	$3,509

The miscellaneous component above consists of other miscellaneous long-term assets that, individually, are less than 5% of the Company’s total assets, and therefore, have been aggregated in accordance with Regulation S-X.

NOTE 7: INVESTMENTS

Equity Method -

The Company’s significant equity method investees and the Company’s approximate ownership interest in each investee were as follows:

	As of December 31,
	2007	2006
Matsushita-Ultra Technologies Battery Corporation	30%	30%
Lucky Film Co. Ltd (Lucky Film)	13%	13%

As of December 31, 2007 and 2006, the carrying value of the Company’s equity investment in these significant unconsolidated affiliates was $33 million and $36 million, respectively, and is reported within other long-term assets in the accompanying Consolidated Statement of Financial Position. The Company records its equity in the income or losses of these investees and reports such amounts in other income (charges), net in the accompanying Consolidated Statement of Operations. See Note 15, "Other Income (Charges), Net."

In the fourth quarter of 2007, the shareholders of Matsushita-Ultra Tech Battery Corporation (“MUTEC”), a joint venture between the Company and Matsushita Electric Corporation of America, voted to dissolve the joint venture agreement, which was to expire on December 17, 2007, but was extended to March 31, 2008. Kodak expects that MUTEC will cease operations by March 31, 2008 and that the entity will be liquidated by December 31, 2008. As a result of this decision, Kodak recorded an impairment charge of approximately $5 million in the fourth quarter of 2007. This charge is reflected in other income (charges), net on the Consolidated Statement of Operations.

On November 8, 2007, the Company entered into an agreement with Lucky Film Co. Ltd., China Lucky Film Corp. (together, “Lucky”), and Guangzhou Chengzin Venture Capital Co. Ltd. (“Investment Co.”) to sell Kodak’s equity interest in Lucky Film Co. Ltd. to Investment Co. In addition, Kodak and Lucky terminated or amended certain other existing agreements and entered into other new agreements. The transaction closed in January 2008. In conjunction with the transaction, Kodak received proceeds of $46 million, and recorded an asset impairment charge in the fourth quarter of 2007 related to certain manufacturing exclusivity and distribution right intangible assets approximating $46 million. This charge is reflected in other operating expenses (income), net on the Consolidated Statement of Operations.

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

NOTE 8: ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

	As of December 31,
(in millions)	2007	2006
Accounts payable, trade	$1,233	$906
Accrued employment-related liabilities	727	794
Accrued advertising and promotional expenses	541	524
Deferred revenue	414	378
Accrued restructuring liabilities	164	263
Other	715	847
Total	$3,794	$3,712

The other component above consists of other miscellaneous current liabilities that, individually, are less than 5% of the total current liabilities component within the Consolidated Statement of Financial Position, and therefore, have been aggregated in accordance with Regulation S-X.

NOTE 9: SHORT-TERM BORROWINGS AND LONG-TERM DEBT

SHORT-TERM BORROWINGS
The Company’s short-term borrowings were as follows:

	As of December 31,
(in millions)	2007	2006
Current portion of long-term debt	$300	$17
Short-term bank borrowings	8	47
Total	$308	$64

The weighted-average interest rates for short-term bank borrowings outstanding at December 31, 2007 and 2006 were 7.50% and 9.84%, respectively.

As of December 31, 2007, the Company and its subsidiaries, on a consolidated basis, maintained $1,062 million in committed bank lines of credit and $499 million in uncommitted bank lines of credit to ensure continued access to short-term borrowing capacity, as described further below.

LONG-TERM DEBT, INCLUDING LINES OF CREDIT

Long-term debt and related maturities and interest rates were as follows:

			As of December 31,
(in millions)			2007		2006
Country	Type	Maturity	Weighted-Average Interest Rate	Amount Outstanding	Weighted-Average Interest Rate	Amount Outstanding
U.S.	Medium-term	2008	3.63%	$250	3.63%	$250
U.S.	Term note	2007		—	7.60%*	10
U.S.	Term note	2012		—	7.60%*	861
Canada	Term note	2012		—	7.60%*	277
U.S.	Term note	2006-2013	6.16%	50	6.16%	47
Germany	Term note	2006-2013	6.16%	201	6.16%	188
U.S.	Term note	2013	7.25%	500	7.25%	500
U.S.	Term note	2018	9.95%	3	9.95%	3
U.S.	Term note	2021	9.20%	10	9.20%	10
U.S.	Convertible	2033	3.38%	575	3.38%	575
U.S.	Notes	2006-2010		—	5.90%*	8
Other				—		2
				1,589		2,731
Current portion of long-term debt				(300)		(17)
Long-term debt, net of current portion				$1,289		$2,714
____________________

*	Represents debt with a variable interest rate.

Annual maturities (in millions) of long-term debt outstanding at December 31, 2007 are as follows: $300 in 2008, $45 in 2009, $43 in 2010, $40 in 2011, $38 in 2012 and $1,123 in 2013 and beyond.

Secured Credit Facilities
On October 18, 2005 the Company closed on $2.7 billion of Senior Secured Credit Facilities (Secured Credit Facilities) under a new Secured Credit Agreement (Secured Credit Agreement) and associated Security Agreement and Canadian Security Agreement. The Secured Credit Facilities consisted of a $1.0 billion 5-Year Committed Revolving Credit Facility (5-Year Revolving Credit Facility) expiring October 18, 2010 and $1.7 billion of Term Loan Facilities (Term Facilities) expiring October 18, 2012.

The 5-Year Revolving Credit Facility can be used by Eastman Kodak Company (U.S. Borrower) for general corporate purposes including the issuance of letters of credit. Amounts available under the facility can be borrowed, repaid and re-borrowed throughout the term of the facility provided the Company remains in compliance with covenants contained in the Secured Credit Agreement. As of December 31, 2007, there was no debt outstanding and $141 million of letters of credit issued under this facility.

Under the Term Facilities, $1.2 billion was borrowed at closing primarily to refinance debt originally issued under the Company’s previous $1.225 billion 5-Year Facility to finance the acquisition of Creo Inc. on June 15, 2005. The $1.2 billion consisted of a $920 million 7-Year Term Loan to the U.S. Borrower and a $280 million 7-Year Term Loan to Kodak Graphic Communications Canada Company (KGCCC or, the Canadian Borrower). Pursuant to the terms of the Secured Credit Agreement, an additional $500 million was available to the U.S. Borrower under the seven-year term loan facility for advance at any time through June 15, 2006. On June 15, 2006, the Company used this $500 million to refinance $500 million 6.375% Medium Term Notes, Series A, due June 15, 2006. Due to the repayment described below, the Term Facilities are no longer available for new borrowings.

On January 10, 2007, the Company announced that it had entered into an agreement to sell its Health Group to Onex Healthcare Holdings, Inc., a subsidiary of Onex Corporation. The sale closed on April 30, 2007 for approximately $2.35 billion. Consistent with the terms of the Secured Credit Agreement, on May 3, 2007 the Company used a portion of these proceeds to fully repay its approximately $1.15 billion of secured term debt.

As of December 31, 2007, there were no borrowings outstanding for these Secured Credit Facilities. Debt issue costs incurred of approximately $57 million associated with the Secured Credit Facilities were recorded as an asset and are being amortized over the life of the borrowings. As a result of the payment of secured debt in connection with the sale of the Health Group, approximately $19 million of unamortized costs were written off in the second quarter of 2007 to the gain on sale within discontinued operations.

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

Interest rates for borrowings under the Secured Credit Agreement are dependent on the Company’s Long Term Senior Secured Credit Rating. The Secured Credit Agreement contains various affirmative and negative covenants customary in a facility of this type, including two quarterly financial covenants: (1) a consolidated debt for borrowed money to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (subject to adjustments to exclude any extraordinary income or losses, as defined by the Secured Credit Agreement, interest income and certain non-cash items of income and expense) ratio, on a rolling four quarter basis, of not greater than: 3.50 to 1 as of December 31, 2006 and thereafter, and (2) a consolidated EBITDA to consolidated interest expense (subject to adjustments to exclude interest expense not related to borrowed money) ratio, on a rolling four-quarter basis, of no less than 3.00 to 1. As of December 31, 2007, the Company was in compliance with all covenants under the Secured Credit Agreement.

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

The Company pays a commitment fee at an annual rate of 37.5 basis points on the undrawn balance of the 5-Year Revolving Credit Facility at the Company’s current Senior Secured credit rating of Ba1 and BB from Moody's Investor Services, Inc. (Moody's) and Standard & Poor's Rating Services (S&P), respectively. This fee amounts to $3.75 million annually, and is reported as interest expense in the Consolidated Statement of Operations.

In addition to the 5-Year Revolving Credit Facility, the Company has other committed and uncommitted lines of credit as of December 31, 2007 totaling $62 million and $499 million, respectively. These lines primarily support borrowing needs of the Company’s subsidiaries, which include term loans, overdraft coverage, letters of credit and revolving credit lines. Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market conditions. Total outstanding borrowings against these other committed and uncommitted lines of credit at December 31, 2007 were $4 million and $1 million, respectively. These outstanding borrowings are reflected in the short-term borrowings in the accompanying Consolidated Statement of Financial Position at December 31, 2007.

As of December 31, 2007, the Company had outstanding letters of credit totaling $143 million and surety bonds in the amount of $79 million primarily to ensure the payment of possible casualty and workers' compensation claims, environmental liabilities, and to support various customs and trade activities.

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

On October 10, 2003, the Company completed the offering and sale of $500 million aggregate principal amount of Senior Notes due 2013 (the Notes), which was made pursuant to the Company’s new debt shelf registration. The remaining unused balance under the Company's new debt shelf is $2.15 billion. Concurrent with the sale of the Notes, on October 10, 2003, the Company completed the private placement of $575 million aggregate principal amount of Convertible Senior Notes due 2033 (the Convertible Securities) to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. Interest on the Convertible Securities will accrue at the rate of 3.375% per annum and is payable semiannually. The Convertible Securities are unsecured and rank equally with all of the Company’s other unsecured and unsubordinated indebtedness. As a condition of the private placement, on January 6, 2004 the Company filed a shelf registration statement under the Securities Act of 1933 relating to the resale of the Convertible Securities and the common stock to be issued upon conversion of the Convertible Securities pursuant to a registration rights agreement, and made this shelf registration statement effective on February 6, 2004.

The Convertible Securities contain a number of conversion features that include substantive contingencies. The Convertible Securities are convertible by the holders at an initial conversion rate of 32.2373 shares of the Company’s common stock for each $1,000 principal amount of the Convertible Securities, which is equal to an initial conversion price of $31.02 per share. The initial conversion rate of 32.2373 is subject to adjustment for: (1) stock dividends, (2) subdivisions or combinations of the Company's common stock, (3) issuance to all holders of the Company's common stock of certain rights or warrants to purchase shares of the Company's common stock at less than the market price, (4) distributions to all holders of the Company's common stock of shares of the Company's capital stock or the Company's assets or evidences of indebtedness, (5) cash dividends in excess of the Company's current cash dividends, or (6) certain payments made by the Company in connection with tender offers and exchange offers.

The holders may convert their Convertible Securities, in whole or in part, into shares of the Company’s common stock under any of the following circumstances: (1) during any calendar quarter, if the price of the Company’s common stock is greater than or equal to 120% of the applicable conversion price for at least 20 trading days during a 30 consecutive trading day period ending on the last trading day of the previous calendar quarter; (2) during any five consecutive trading day period following any 10 consecutive trading day period in which the trading price of the Convertible Securities for each day of such period is less than 105% of the conversion value, and the conversion value for each day of such period was less than 95% of the principal amount of the Convertible Securities (the Parity Clause); (3) if the Company has called the Convertible Securities for redemption; (4) upon the occurrence of specified corporate transactions such as a consolidation, merger or binding share exchange pursuant to which the Company’s common stock would be converted into cash, property or securities; and (5) if the Senior Unsecured credit rating assigned to the Convertible Securities by either Moody’s or S&P is lower than Ba2 or BB, respectively, or if the Convertible Securities are no longer rated by at least one of these services or their successors (the Credit Rating Clause). At the Company's current credit rating, the Convertible Securities may be converted by their holders.

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

The holders have the right to require the Company to purchase their Convertible Securities for cash at a purchase price equal to 100% of the principal amount of the Convertible Securities plus any accrued and unpaid interest on October 15, 2010, October 15, 2013, October 15, 2018, October 15, 2023 and October 15, 2028, or upon a fundamental change as described in the offering memorandum filed under Rule 144A in conjunction with the private placement of the Convertible Securities. As of December 31, 2007, the Company has sufficient treasury stock to cover potential future conversions of these Convertible Securities into 18,536,447 shares of common stock.

NOTE 10: OTHER LONG-TERM LIABILITIES

	As of December 31,
(in millions)	2007	2006
Deferred royalty revenue from licensees	$350	$545
Non-current tax-related liabilities	445	418
Environmental liabilities	125	153
Deferred compensation	102	134
Asset retirement obligations	64	92
Other	365	348
Total	$1,451	$1,690

The other component above consists of other miscellaneous long-term liabilities that, individually, are less than 5% of the total liabilities component in the accompanying Consolidated Statement of Financial Position, and therefore, have been aggregated in accordance with Regulation S-X.

NOTE 11: COMMITMENTS AND CONTINGENCIES

Environmental
Cash expenditures for pollution prevention and waste treatment for the Company's current facilities were as follows:

	For the Year Ended December 31,
(in millions)	2007	2006	2005
Recurring costs for pollution prevention and waste treatment	$49	$63	$76
Capital expenditures for pollution prevention and waste treatment	4	3	7
Site remediation costs	2	1	2
Total	$55	$67	$85

Environmental expenditures that relate to an existing condition caused by past operations and that do not provide future benefits are expensed as incurred. Costs that are capital in nature and that provide future benefits are capitalized. Liabilities are recorded when environmental assessments are made or the requirement for remedial efforts is probable, and the costs can be reasonably estimated. The timing of accruing for these remediation liabilities is generally no later than the completion of feasibility studies. The Company has an ongoing monitoring and identification process to assess how the activities, with respect to the known exposures, are progressing against the accrued cost estimates, as well as to identify other potential remediation sites that are presently unknown.

At December 31, 2007 and 2006, the Company’s undiscounted accrued liabilities for environmental remediation costs amounted to $125 million and $153 million, respectively. These amounts are reported in other long-term liabilities in the accompanying Consolidated Statement of Financial Position.

The Company is currently implementing a Corrective Action Program required by the Resource Conservation and Recovery Act (RCRA) at the Kodak Park site in Rochester, NY. The Company is currently in the process of completing, and in many cases has completed, RCRA Facility Investigations (RFI), Corrective Measures Studies (CMS) and Corrective Measures Implementation (CMI) for areas at the site. At December 31, 2007, estimated future investigation and remediation costs of $63 million are accrued for this site, the majority of which relates to long-term operation, maintenance of remediation systems and monitoring costs.

In addition, the Company has accrued for obligations with estimated future investigation, remediation and monitoring costs of $19 million relating to other operating sites, $23 million at sites of former operations and plant closures, and $20 million of retained obligations for environmental remediation and Superfund matters related to certain sites associated with the non-imaging health businesses sold in 1994.

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

A Consent Decree was signed in 1994 in settlement of a civil complaint brought by the U.S. Environmental Protection Agency and the U.S. Department of Justice. In connection with the Consent Decree, the Company is subject to a Compliance Schedule, under which the Company has improved its waste characterization procedures, upgraded one of its incinerators, and is evaluating and upgrading its industrial sewer system. The total expenditures required to complete this program are currently estimated to be less than $1 million over the next year. These expenditures are incurred as part of plant operations and, therefore, are not included in the environmental accrual at December 31, 2007.

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

Asset Retirement Obligations
The Company adopted FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47) during the fourth quarter of 2005. FIN 47 clarifies that the term “conditional asset retirement obligation,” as used in FASB No. 143, “Accounting for Asset Retirement Obligations,” requires that conditional asset retirement obligations, legal obligations to perform an asset retirement activity in which the timing and/(or) method of settlement are conditional on a future event, be reported, along with associated capitalized asset retirement costs, at their fair values. Upon initial application, FIN 47 requires recognition of (1) a liability, adjusted for cumulative accretion from the date the obligation was incurred until the date of adoption of FIN 47, for existing asset retirement obligations; (2) an asset retirement cost capitalized as an increase to the carrying amount of the associated long-lived asset; and (3) accumulated depreciation on the capitalized asset retirement cost. Accordingly, the Company recognized the following amounts in its Consolidated Statement of Financial Position as of December 31, 2005 and Consolidated Statement of Operations for the year ended December 31, 2005:

(in millions)
Additions to property, plant and equipment, gross	$33
Additions to accumulated depreciation	$(33)
Additions to property, plant and equipment, net	$—
Asset retirement obligations	$64

Cumulative effect of change in accounting principle, gross	$64
Cumulative effect of change in accounting principle, net of tax	$55

The adoption of FIN 47 reduced 2005 net earnings by $55 million, or $.19 per share.

The Company has determined the pro forma loss from continuing operations, net loss, and corresponding per share information as if the provisions of FIN 47 had been adopted prior to January 1, 2005. The pro forma information is as follows:

(in millions, except per share data)	2005
Loss from continuing operations
As reported	$(1,657)
Pro forma	$(1,664)
Loss from continuing operations, per basic and diluted share
As reported	$(5.76)
Pro forma	$(5.78)
Net loss
As reported	$(1,261)
Pro forma	$(1,211)
Net loss, per basic and diluted share
As reported	$(4.38)
Pro forma	$(4.21)
Number of shares used in loss per share
Basic	287.9
Diluted	287.9

As of December 31, 2007 and 2006, the Company has recorded approximately $64 million and $92 million, respectively, of asset retirement obligations within other long-term liabilities in the accompanying Consolidated Statement of Financial Position. The Company’s asset retirement obligations primarily relate to asbestos contained in buildings that the Company owns. In many of the countries in which the Company operates, environmental regulations exist that require the Company to handle and dispose of asbestos in a special manner if a building undergoes major renovations or is demolished. Otherwise, the Company is not required to remove the asbestos from its buildings. The Company records a liability equal to the estimated fair value of its obligation to perform asset retirement activities related to the asbestos, computed using an expected present value technique, when sufficient information exists to calculate the fair value. The Company does not have a liability recorded related to every building that contains asbestos because the Company cannot estimate the fair value of its obligation for certain buildings due to a lack of sufficient information about the range of time over which the obligation may be settled through demolition, renovation or sale of the building.

The following table provides asset retirement obligation activity:

	For the Year Ended December 31,
(in millions)	2007	2006	2005
Asset retirement obligations as of January 1	$92	$73	$7
Liabilities incurred in the current period (including the adoption of FIN 47 in 2005)	24	34	64
Liabilities settled in the current period	(55)	(30)	—
Accretion expense	3	16	2
Other	—	(1)	—
Asset retirement obligations as of December 31	$64	$92	$73

Other Commitments and Contingencies
The Company has entered into agreements with several companies, which provide Kodak with products and services to be used in its normal operations. These agreements are related to supplies, production and administrative services, as well as marketing and advertising. The terms of these agreements cover the next two to sixteen years. The minimum payments for these agreements are approximately $563 million in 2008, $178 million in 2009, $121 million in 2010, $87 million in 2011, $87 million in 2012 and $94 million in 2013 and thereafter.

Rental expense, net of minor sublease income, amounted to $130 million in 2007, $160 million in 2006 and $149 million in 2005. The approximate amounts of noncancelable lease commitments with terms of more than one year, principally for the rental of real property, reduced by minor sublease income, are $99 million in 2008, $81 million in 2009, $68 million in 2010, $45 million in 2011, $36 million in 2012 and $83 million in 2013 and thereafter.

In December 2003, the Company sold a property in France for approximately $65 million, net of direct selling costs, and then leased back a portion of this property for a nine-year term. In accordance with SFAS No. 98, "Accounting for Leases," the entire gain on the property sale of approximately $57 million was deferred and no gain was recognizable upon the closing of the sale as the Company's continuing involvement in the property is deemed to be significant. As a result, the Company is accounting for the transaction as a financing. Future minimum lease payments under this noncancelable lease commitment are approximately $5 million per year for 2008 through 2012.

The Company’s Brazilian operations are involved in governmental assessments in various stages of litigation related to indirect and other taxes. The Company is disputing these tax matters and intends to vigorously defend the Company’s position. Based on the opinion of legal counsel, management does not believe that the ultimate resolution of these matters will materially impact the Company’s results of operations, financial position or cash flows. The Company routinely assesses all these matters as to the probability of ultimately incurring a liability in its Brazilian operations and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable.

The Company and its subsidiaries are involved in various lawsuits, claims, investigations and proceedings, including commercial, customs, employment, environmental, and health and safety matters, which are being handled and defended in the ordinary course of business. In addition, the Company is subject to various assertions, claims, proceedings and requests for indemnification concerning intellectual property, including patent infringement suits involving technologies that are incorporated in a broad spectrum of the Company’s products. These matters are in various stages of investigation and litigation and are being vigorously defended. Although the Company does not expect that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial condition or results of operations, litigation is inherently unpredictable. Therefore, judgments could be rendered or settlements entered, that could adversely affect the Company’s operating results or cash flow in a particular period.

NOTE 12: GUARANTEES

The Company guarantees debt and other obligations of certain customers. The debt and other obligations are primarily due to banks and leasing companies in connection with financing of customers’ purchases of product and equipment from the Company. The following customer guarantees were in place:

	As of December 31, 2007
(in millions)	Maximum Amount	Amount Outstanding
Customer amounts due to banks and leasing companies	$150	$117
Other third-parties	2	—
Total guarantees of customer debt and other obligations	$152	$117

The guarantees for the third party debt mature between 2008 and 2011. The customer financing agreements and related guarantees typically have a term of 90 days for product and short-term equipment financing arrangements, and up to five years for long-term equipment financing arrangements. These guarantees would require payment from the Company only in the event of default on payment by the respective debtor. In some cases, particularly for guarantees related to equipment financing, the Company has collateral or recourse provisions to recover and sell the equipment to reduce any losses that might be incurred in connection with the guarantees.

The Company also guarantees debt and other obligations owed to banks for some of its consolidated subsidiaries. The maximum amount guaranteed is $637 million, and the outstanding debt under those guarantees, which is recorded within the short-term borrowings and long-term debt, net of current portion components in the accompanying Consolidated Statement of Financial Position, is $229 million. These guarantees expire between 2008 and 2013. Pursuant to the terms of the Company's $2.7 billion Senior Secured Credit Agreement dated October 18, 2005, obligations under the $2.7 billion Secured Credit Facilities and other obligations of the Company and its subsidiaries to the $2.7 billion Secured Credit Facilities lenders are guaranteed.

During the fourth quarter of 2007, Eastman Kodak Company (the “Parent”) issued a guarantee to Kodak Limited (the “Subsidiary”) and the Trustees of the Kodak Pension Plan of the United Kingdom (the “Trustees”). Under this arrangement, the Parent guarantees to the Subsidiary and the Trustees the ability of the Subsidiary, only to the extent it becomes necessary to do so, to (1) make contributions to the Plan to ensure sufficient assets exist to make plan benefit payments, and (2) make contributions to the Plan such that it will achieve full funded status by the funding valuation for the period ending December 31, 2015. The guarantee expires upon the conclusion of the funding valuation for the period ending December 31, 2015 whereby the Plan achieves full funded status or earlier, in the event that the Plan achieves full funded status for two consecutive funding valuation cycles which are typically performed at least every three years.

The limit of potential future payments is dependent on the funding status of the Plan as it fluctuates over the term of the guarantee. However, as of December 31, 2007 management believes that performance under this guarantee by Eastman Kodak Company is unlikely. The funding status of the Plan is included in Pension and other postretirement liabilities presented in the Consolidated Statement of Financial Position.

Indemnifications
The Company issues indemnifications in certain instances when it sells businesses and real estate, and in the ordinary course of business with its customers, suppliers, service providers and business partners. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company's request in such capacities. Historically, costs incurred to settle claims related to these indemnifications have not been material to the Company’s financial position, results of operations or cash flows. Additionally, the fair value of the indemnifications that the Company issued during the year ended December 31, 2007 was not material to the Company’s financial position, results of operations or cash flows.

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

(in millions)
Accrued warranty obligations as of December 31, 2005	$35
Actual warranty experience during 2006	(48)
2006 warranty provisions	52
Accrued warranty obligations as of December 31, 2006	$39
Actual warranty experience during 2007	(46)
2007 warranty provisions	51
Accrued warranty obligations as of December 31, 2007	$44

The Company also offers its customers extended warranty arrangements that are generally one year, but may range from three months to three years after the original warranty period. The Company provides repair services and routine maintenance under these arrangements. The Company has not separated the extended warranty revenues and costs from the routine maintenance service revenues and costs, as it is not practicable to do so. Therefore, these revenues and costs have been aggregated in the presentation below. The change in the Company's deferred revenue balance in relation to these routine maintenance and extended warranty arrangements, which is reflected in accounts payable and other current liabilities in the accompanying Consolidated Statement of Financial Position, was as follows:

(in millions)
Deferred revenue as of December 31, 2005	$138
New extended warranty and maintenance arrangements in 2006	371
Recognition of extended warranty and maintenance arrangement revenue in 2006	(366)
Deferred revenue as of December 31, 2006	$143
New extended warranty and maintenance arrangements in 2007	396
Recognition of extended warranty and maintenance arrangement revenue in 2007	(391)
Deferred revenue as of December 31, 2007	$148

Costs incurred under these extended warranty and maintenance arrangements for the years ended December 31, 2007 and 2006 amounted to $180 million and $177 million, respectively.

NOTE 13: FINANCIAL INSTRUMENTS

The following table presents the carrying amounts of the assets (liabilities) and the estimated fair values of financial instruments:

	As of December 31,
(in millions)	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Marketable securities:
Current	$29	$29	$18	$18
Long-term	—	—	4	4
Long-term borrowings	(1,289)	(1,285)	(2,714)	(2,740)
Foreign currency forwards	(22)	(22)	(18)	(18)
Silver forwards	3	3	—	—

Marketable securities are valued at quoted market prices. The fair values of long-term borrowings are determined by reference to quoted market prices. The fair values for the remaining financial instruments in the above table are determined by reference to quoted market prices and reflect the estimated amounts the Company would pay or receive to terminate the contracts. The carrying values of cash and cash equivalents, trade receivables, short-term borrowings and payables approximate their fair values.

The Company, as a result of its global operating and financing activities, is exposed to changes in foreign currency exchange rates, commodity prices and interest rates, which may adversely affect its results of operations and financial position. The Company manages such exposures, in part, with derivative financial instruments. The fair values of these derivative contracts are reported in other current assets or accounts payable and other current liabilities in the accompanying Consolidated Statement of Financial Position.

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

The Company may enter into foreign currency forward contracts that are designated as cash flow hedges of exchange rate risk related to forecasted foreign currency denominated intercompany sales. Hedge gains and losses are reclassified from accumulated other comprehensive income (loss) into cost of goods sold as the inventory transferred in connection with the intercompany sales is sold to third parties. As of December 31, 2007 and 2006, the Company had no open foreign currency cash flow hedges. During 2007 and 2006, there were no foreign currency cash flow hedges and nothing was reclassified from accumulated other comprehensive income (loss) to cost of goods sold. During 2005, gains of $11 million (pre-tax) were reclassified from accumulated other comprehensive income (loss) to cost of goods sold.

The Company does not apply hedge accounting to the foreign currency forward contracts used to offset currency-related changes in the fair value of foreign currency denominated assets and liabilities. These contracts are marked to market through net earnings (loss) at the same time that the exposed assets and liabilities are remeasured through net earnings (loss) (both in other income (charges), net). The majority of the contracts of this type held by the Company are denominated in euros. As of December 31, 2007, the fair value of these open contracts was an unrealized loss of $22 million (pre-tax). The effects of foreign currency transactions, including related hedging activities, were gains of $2 million and losses of $1 million and $32 million in the years 2007, 2006, and 2005, respectively, and are included in other income (charges), net in the accompanying Consolidated Statement of Operations.

The Company has entered into silver forward contracts that are designated as cash flow hedges of price risk related to forecasted worldwide silver purchases. The fair values of silver forward contracts are reported in other current assets and/or accounts payable and current liabilities, and the effective portion of the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss). Hedge gains and losses are reclassified into cost of goods sold as the related silver-containing products are sold to third parties. These gains (losses) transferred to cost of goods sold are generally offset by increased (decreased) costs of silver purchased in the open market. As of December 31, 2007, the fair value of open silver forward contracts was an unrealized gain of $3 million, which is included in accumulated other comprehensive income (loss). If this amount were to be realized, all of it would be reclassified into cost of goods sold during the next twelve months. Additionally, realized gains of $7 million (pre-tax), related to closed silver contracts, have been deferred in accumulated other comprehensive income (loss). These gains will be reclassified into cost of goods sold as the related silver-containing products are sold, all within the next twelve months. During 2007, realized gains of $1 million (pre-tax) were reclassified from accumulated other comprehensive income (loss) to cost of goods sold. Hedge ineffectiveness was insignificant.

The Company’s financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments. The Company manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties. The Company has procedures to monitor the credit exposure amounts. The maximum credit exposure at December 31, 2007 was not significant to the Company.

NOTE 14: OTHER OPERATING (INCOME) EXPENSES, NET

	For the Year Ended December 31,
(in millions)	2007	2006	2005
Expenses (income):
Gain on sales of capital assets	$(139)	$(70)	$(65)
Gain on sale of Light Management Films
business	(19)	—	—
Lucky intangible asset impairment	46	—	—
Other	16	11	25
Total	$(96)	$(59)	$(40)

NOTE 15: OTHER INCOME (CHARGES), NET

	For the Year Ended December 31,
(in millions)	2007	2006	2005
Income (charges):
Interest income	$95	$59	$24
Gain (loss) on foreign exchange transactions	2	(1)	(32)
Interest on past-due receivables and finance revenue on sales	2	2	3
Loss on early extinguishment of debt	—	(9)	—
MUTEC equity method investment impairment (See Note 7)	(5)	—	—
Other	(7)	14	9
Total	$87	$65	$4

NOTE 16: INCOME TAXES

The components of (loss) earnings from continuing operations before income taxes and the related provision (benefit) for U.S. and other income taxes were as follows:

	For the Year Ended December 31,
(in millions)	2007	2006	2005
(Loss) earnings from continuing operations before income taxes:
U.S.	$(354)	$(559)	$(1,108)
Outside the U.S.	98	(24)	(100)
Total	$(256)	$(583)	$(1,208)
U.S. income taxes:
Current (benefit) provision	$(237)	$196	$19
Deferred provision (benefit)	11	(145)	455
Income taxes outside the U.S.:
Current provision	141	100	138
Deferred provision (benefit)	49	38	(161)
State and other income taxes:
Current provision (benefit)	(15)	45	(2)
Deferred benefit	—	(13)	—
Total	$(51)	$221	$449

The differences between income taxes computed using the U.S. federal income tax rate and the provision (benefit) for income taxes for continuing operations were as follows:

	For the Year Ended December 31,
(in millions)	2007	2006	2005
Amount computed using the statutory rate	$(90)	$(204)	$(422)
Increase (reduction) in taxes resulting from:
State and other income taxes, net of federal	(15)	32	(2)
Export sales and manufacturing credits	—	(10)	(22)
Foreign tax credits benefitted	(76)	—	—
Operations outside the U.S.	54	40	(30)
Valuation allowance	152	393	955
Tax settlements and adjustments, including interest	(65)	(10)	(13)
Other, net	(11)	(20)	(17)
(Benefit) provision for income taxes	$(51)	$221	$449

Deferred Tax Assets and Liabilities
The significant components of deferred tax assets and liabilities were as follows:

	As of December 31,
(in millions)	2007	2006
Deferred tax assets
Pension and postretirement obligations	$347	$935
Restructuring programs	44	126
Foreign tax credit	209	353
Investment tax credits	211	147
Employee deferred compensation	147	143
Tax loss carryforwards	577	554
Other deferred revenue	218	214
Other	455	475
Total deferred tax assets	$2,208	$2,947

Deferred tax liabilities
Depreciation	85	177
Leasing	66	71
Inventories	49	74
Other	112	130
Total deferred tax liabilities	312	452
Net deferred tax assets before valuation allowance	1,896	2,495
Valuation allowance	1,249	1,849
Net deferred tax assets	$647	$646

Deferred tax assets (liabilities) are reported in the following components within the Consolidated Statement of Financial Position:

	As of December 31,
(in millions)	2007	2006
Deferred income taxes (current)	$120	$108
Other long-term assets	636	642
Accrued income taxes	(87)	(103)
Other long-term liabilities	(22)	(1)
Net deferred tax assets	$647	$646

As of December 31, 2007, the Company had available domestic and foreign net operating loss carryforwards for income tax purposes of approximately $1,874 million, of which approximately $498 million have an indefinite carryforward period. The remaining $1,376 million expire between the years 2008 and 2027. Utilization of these net operating losses may be subject to limitations in the event of significant changes in stock ownership of the Company. The Company also has $209 million of unused foreign tax credits at December 31, 2007, with various expiration dates through 2016.

The Company has been granted a tax holiday in China that became effective when the net operating loss carryforwards were fully utilized during 2004. For 2006 and 2007, the Company’s tax rate was 7.5%, which is 50% of the normal 15% tax rate for the jurisdiction in which Kodak operates. As a result of new legislation effective for 2008, the corporate income rate will increase to 9% which is 50% of the new 2008 tax rate of 18%. Thereafter, the Company’s tax rate will be phased in until ultimately reaching a rate of 25% in 2012.

Retained earnings of subsidiary companies outside the U.S. were approximately $1,675 million and $2,031 million as of December 31, 2007 and 2006, respectively. Deferred taxes have not been provided on such undistributed earnings, as it is the Company’s policy to indefinitely reinvest its retained earnings, and it is not practicable to determine the related deferred tax liability. However, the Company periodically repatriates a portion of these earnings to the extent that it can do so tax-free, or at minimal cost.

The Company’ valuation allowance as of December 31, 2007 is $1,249 million. Of this amount, $323 million is attributable to the Company’s net deferred tax assets outside the U.S. of $731 million, and $926 million relates to the Company’s net deferred tax assets in the U.S. of $1,165 million, which the Company believes it is not more likely than not that the assets will be realized. The remaining net deferred tax assets in excess of the valuation allowance of $647 million relate primarily to net operating loss carryforwards and certain tax credits which the Company believes it is more likely than not that the assets will be realized.

For the year ended December 31, 2007, the Company recorded a tax benefit in continuing operations primarily as a result of the realization of current year losses due to the recognition of the pre-tax gain on discontinued operations.

During the second quarter of 2007, the Company identified a deferred tax asset in a recently acquired non-U.S. subsidiary that was overstated at the date of acquisition. Therefore, the Company recorded an increase in the value of goodwill of $24 million in the second quarter of 2007 to appropriately reflect the proper goodwill balance. The Company also recorded a valuation allowance of $20 million, which should have been recorded in 2006, in order to properly reflect the value of the net deferred tax asset. This amount is included in the $51 million tax benefit for the year ended December 31, 2007. The Company has determined that this correction is not material to the current period or to any prior period financial statement amounts.

During the fourth quarter of 2007, based on the Company’s assessment of positive and negative evidence regarding the realization of the net deferred tax assets, the Company recorded a benefit associated with the release of valuation allowances of $20 million in certain jurisdictions outside the U.S.

The valuation allowance as of December 31, 2006 is $1,849 million. Of this amount, $324 million relates to the Company’s net deferred tax assets outside the U.S. of $728 million, and $1,525 million relates to the Company’s net deferred tax assets in the U.S. of $1,767 million, which the Company believes it is not more likely than not that the assets will be realized. The remaining net deferred tax assets in excess of the valuation allowance of $646 million relate primarily to current year losses and certain tax credits which the Company believes it is more likely than not that the assets will be realized.

During the fourth quarter of 2006, based on the Company’s assessment of positive and negative evidence regarding the realization of the net deferred tax assets, the Company recorded additional valuation allowances of $90 million against its net deferred tax assets in certain jurisdictions outside the U.S.

Accounting for Uncertainty in Income Taxes (“FIN 48”)
The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), on January 1, 2007. As a result of the implementation of FIN 48, there was no cumulative effect adjustment for unrecognized tax benefits, which would have been accounted for as an adjustment to the January 1, 2007 balance of retained earnings.

The following is a rollforward of the Company’s liability for income taxes associated with unrecognized tax benefits:

(in millions)
Balance as of January 1, 2007	$305
Tax positions related to current year:
Additions	59
Reductions	—
Tax positions related to prior years:
Additions	45
Reductions	(101)
Settlements	(4)
Lapses in statutes of limitations	(1)
Balance as of December 31, 2007	$303

The Company’s policy regarding interest and/or penalties related to income tax matters is to recognize such items as a component of income tax expense (benefit). During the years ended December 31, 2007, 2006 and 2005, the Company recognized approximately $10 million, $15 million, and $19 million, respectively, in interest expense. Additionally, the Company had approximately $51 million and $58 million of interest and penalties associated with uncertain tax benefits accrued as of December 31, 2007 and 2006, respectively.

If the unrecognized tax benefits were recognized, they would favorably affect the effective income tax rate in any future periods. Consistent with the provisions of FIN 48, the Company has classified certain income tax liabilities as current or noncurrent based on management’s estimate of when these liabilities will be settled and has reclassified these items in the Consolidated Statement of Financial Position as of December 31, 2006 to conform to the current period presentation. These noncurrent income tax liabilities are recorded in Other long-term liabilities in the Consolidated Statement of Financial Position. Current liabilities are recorded in Accrued income and other taxes in the Consolidated Statement of Financial Position.

It is reasonably possible that the liability associated with the Company’s unrecognized tax benefits will increase or decrease within the next twelve months.  These changes may be the result of ongoing audits or the expiration of statutes of limitations.  Settlements could increase earnings in an amount ranging from $0 to $60 million based on current estimates.  Audit outcomes and the timing of audit settlements are subject to significant uncertainty.  Although management believes that adequate provision has been made for such issues, there is the possibility that the ultimate resolution of such issues could have an adverse effect on the earnings of the Company.  Conversely, if these issues are resolved favorably in the future, the related provision would be reduced, thus having a positive impact on earnings.  Due to the uncertainty of amounts and in accordance with its accounting policies, the Company has not recorded any potential impact of these settlements.

The Company files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2000. The Company’s U.S. tax matters for the years 2001 through 2006 remain subject to examination by the Internal Revenue Service (IRS). Substantially all material state, local, and foreign income tax matters have been concluded for years through 1998. The Company tax matters for the year 1999 through 2006 remain subject to examination by the respective state, local, and foreign tax jurisdiction authorities.

As previously reported, on October 3, 2006, the Company filed a claim for a federal tax refund related to a 1994 loss recognized on the sale of a subsidiary’s stock that was disallowed at that time under IRS regulations. Since that time, the IRS has issued new regulations that serve as the basis for this refund claim. As of December 31, 2007, the claim had been brought to the Joint Committee on Taxation and is pending further review. Based on information available at this time, and in accordance with FIN 48, the Company has not recorded a tax benefit due to the uncertainty of the resolution.

During 2007, the Company has continued to be audited by various taxing authorities. The Company reached a settlement with the IRS covering tax years 1999-2000. As a result, the Company recognized a tax benefit from continuing operations in the United States of $17 million, including interest. Also during 2007, the Company reached a settlement with the taxing authorities in two locations outside of the U.S. resulting in a tax benefit of $76 million. No other material settlements were reached during 2007 or 2006.

Although management believes that adequate provision has been made for such issues, there is the possibility that the ultimate resolution of such issues could have an adverse effect on the earnings of the Company. Conversely, if these issues are resolved favorably in the future, the related provisions would be reduced, thus having a positive impact on earnings. It is anticipated that audit settlements will be reached during 2008 in the United States and in certain foreign jurisdictions that could have a significant earnings impact. Due to the uncertainty of amounts and in accordance with its accounting policies, the Company has not recorded any potential impact of these settlements.

During 2005, the Company reached a settlement with the IRS covering tax years 1993-1998. As a result, the Company recognized a tax benefit from continuing operations of $44 million, including interest, and a tax benefit of $203 million from discontinued operations.

NOTE 17: RESTRUCTURING COSTS AND OTHER

The Company has undertaken a cost reduction program that was initially announced in January 2004. This program has been referred to as the “2004–2007 Restructuring Program.” This program was initially expected to result in total charges of $1.3 billion to $1.7 billion over a three-year period. Overall, Kodak's worldwide facility square footage was expected to be reduced by approximately one-third, and approximately 12,000 to 15,000 positions worldwide were expected to be eliminated, primarily in global manufacturing, selected traditional businesses, and corporate administration.

As the 2004-2007 Restructuring Program underpinned a dramatic transformation of the Company, the underlying business model necessarily evolved. This required broader and more costly manufacturing infrastructure reductions (primarily non-cash charges) than originally anticipated, as well as similarly broader rationalization of selling, administrative and other business resources (primarily severance charges). In addition, the divestiture of the Health Group further increased the amount of reductions necessary to appropriately scale the corporate infrastructure. As a result, the Company expanded the program to extend into 2007 and increased the expected employment reductions to 28,000 to 30,000 positions and total charges to $3.6 billion to $3.8 billion.

In the third quarter of 2007, the Company revised its expectations for total employment reductions to be in the range of 27,000 to 28,000 positions and total charges in the range of $3.4 billion to $3.6 billion. These new estimates reflect greater efficiencies in manufacturing infrastructure projects as well as the Company’s ability to outsource or sell certain operations, which reduces involuntary severance charges.

The actual charges for initiatives under this program are recorded in the period in which the Company commits to formalized restructuring plans or executes the specific actions contemplated by the program and all criteria for restructuring charge recognition under the applicable accounting guidance have been met.

Restructuring Programs Summary

The activity in the accrued restructuring balances and the non-cash charges incurred in relation to all of the Company's restructuring programs were as follows for the year ended December 31, 2007:

(in millions)	Balance December 31, 2006	Costs Incurred (1)	Reversals (1)	Cash Payments (2)	Non-cash Settlements	Other Adjustments and Reclasses (3)	Balance December 31, 2007
2004-2007 Restructuring Program:
Severance reserve	$228	$165	$(1)	$(289)	$—	$26	$129
Exit costs reserve	24	133	—	(129)	—	2	30
Total reserve	$252	$298	$(1)	$(418)	$—	$28	$159

Long-lived asset impairments and
inventory write-downs	$—	$282	$—	$—	$(282)	$—	$—
Accelerated depreciation	$—	$107	$—	$—	$(107)	$—	$—

Pre-2004 Restructuring Programs:

Severance reserve	$—	$—	$—	$—	$—	$—	$—
Exit costs reserve	11	—	(1)	(6)	—	1	5
Total reserve	$11	$—	$(1)	$(6)	$—	$1	$5

Total of all restructuring programs	$263	$687	$(2)	$(424)	$(389)	$29	$164
____________________

(1)	The costs incurred, net of reversals, of $685 million include both continuing operations of $662 million and discontinued operations of $23 million.

(2)	During the year ended December 31, 2007, the Company made cash payments of approximately $446 million related to restructuring. Of this amount, $424 million was paid out of restructuring liabilities, while $22 million was paid out of pension and other postretirement liabilities.

(3)	The total restructuring charges of $687 million include pension and other postretirement charges and credits for curtailments, settlements and special termination benefits gains (losses). However, because the impact of these charges and credits relate to the accounting for pensions and other postretirement benefits, the related impacts on the Consolidated Statement of Financial Position are reflected in their respective components as opposed to within the accrued restructuring balances at December 31, 2007. Accordingly, the Other Adjustments and Reclasses column of the table above includes: (1) reclassifications to Other long-term assets and Pension and other postretirement liabilities for the position elimination-related impacts on the Company's pension and other postretirement employee benefit plan arrangements, including net curtailment, settlement and special termination gains of $13 million, (2) reclassifications to Other long-term liabilities for the restructuring-related impacts on the Company’s environmental remediation liabilities of $1 million, and (3) reclassifications to Other long-term liabilities for other severance-related costs of $2 million. Additionally, the Other Adjustments and Reclasses column of the table above includes foreign currency translation of $13 million.

The costs incurred, net of reversals, which total $685 million for the year ended December 31, 2007, include $23 million of costs which were presented as discontinued operations. Included in the $23 million presented as discontinued operations were $20 million and $4 million of severance and exit costs, respectively, which were associated with the 2004-2007 Restructuring Program, and a reversal of $1 million of exit costs associated with prior programs. The costs incurred, net of reversals, of $662 million, which were presented as continuing operations, include $107 million and $12 million of charges related to accelerated depreciation and inventory write-downs, respectively, which were reported in cost of goods sold in the accompanying Consolidated Statement of Operations for the year ended December 31, 2007. The remaining costs incurred, net of reversals, of $543 million were reported as restructuring costs and other in the accompanying Consolidated Statement of Operations for the year ended December 31, 2007. The severance reserve and exit costs reserve require the outlay of cash, while long-lived asset impairments, accelerated depreciation, and inventory write-downs represent non-cash items.

2004-2007 Restructuring Program

The Company implemented certain actions under this program during 2007. As a result of these actions, the Company recorded charges of $686 million in 2007, net of reversals, including $24 million of costs which were presented as discontinued operations. Included in the $24 million presented as discontinued operations were $20 million and $4 million of severance and exit costs, respectively, which were associated with the 2004-2007 Restructuring Program. The costs incurred, net of reversals, of $662 million, which were presented as continuing operations, include severance, long-lived asset impairments, exit costs, accelerated depreciation, and inventory write-downs of $144 million, $270 million, $129 million, $107 million and $12 million, respectively. The severance costs related to the elimination of approximately 4,275 positions, including approximately 550 photofinishing, 2,225 manufacturing, 200 research and development and 1,300 administrative positions. The geographic composition of the positions to be eliminated includes approximately 1,975 in the United States and Canada and 2,300 throughout the rest of the world. The reduction of the 4,275 positions and the $297 million charges, net of reversals, for severance and exit costs are reflected in the 2004-2007 Restructuring Program table below. The $270 million charge for long-lived asset impairments was included in restructuring costs and other in the accompanying Consolidated Statement of Operations for the year ended December 31, 2007. The charges taken for inventory write-downs of $12 million were reported in cost of goods sold in the accompanying Consolidated Statement of Operations for the year ended December 31, 2007.

As a result of initiatives implemented under the 2004-2007 Restructuring Program, the Company also recorded $107 million of accelerated depreciation on long-lived assets in cost of goods sold in the accompanying Consolidated Statement of Operations for the year ended December 31, 2007. The accelerated depreciation relates to long-lived assets accounted for under the held-and-used model of SFAS No. 144. The year-to-date amount of $107 million relates to $2 million of photofinishing facilities and equipment, $103 million of manufacturing facilities and equipment, and $2 million of administrative facilities and equipment that will be used until their abandonment.

The Company has substantially completed the restructuring activities contemplated in the 2004-2007 Restructuring Program. Under this program, on a life-to-date basis as of December 31, 2007, the Company has recorded charges of $3,397 million, which were composed of severance, long-lived asset impairments, exit costs, inventory write-downs and accelerated depreciation of $1,398 million, $620 million, $385 million, $80 million and $935 million, respectively, less reversals of $21 million. The severance costs related to the elimination of approximately 27,650 positions, including approximately 6,750 photofinishing, 13,125 manufacturing, 1,575 research and development and 6,200 administrative positions.

The following table summarizes the activity with respect to the charges recorded in connection with the focused cost reduction actions that the Company committed to under the 2004-2007 Restructuring Program and the remaining balances in the related reserves at December 31, 2007:

(dollars in millions)	Number of Employees	Severance Reserve	Exit Costs Reserve	Total	Long-lived Asset Impairments and Inventory Write-downs	Accelerated Depreciation
2004 charges - continuing operations	8,975	$405	$95	$500	$156	$152
2004 charges - discontinued operations	650	13	4	17	1	—
2004 reversals - continuing operations	—	(6)	(1)	(7)	—	—
2004 utilization	(5,175)	(169)	(47)	(216)	(157)	(152)
2004 other adj. & reclasses	—	24	(15)	9	—	—
Balance at 12/31/04	4,450	267	36	303	—	—

2005 charges - continuing operations	7,850	472	82	554	160	391
2005 charges - discontinued operations	275	25	2	27	1	—
2005 reversals - continuing operations	—	(3)	(6)	(9)	—	—
2005 utilization	(10,225)	(377)	(95)	(472)	(161)	(391)
2005 other adj. & reclasses	—	(113)	4	(109)	—	—
Balance at 12/31/05	2,350	271	23	294	—	—

2006 charges - continuing operations	5,150	266	66	332	97	273
2006 charges - discontinued operations	475	52	3	55	3	12
2006 reversals - continuing operations	—	(3)	(1)	(4)	—	—
2006 utilization	(5,700)	(416)	(67)	(483)	(100)	(285)
2006 other adj. & reclasses	—	58	—	58	—	—
Balance at 12/31/06	2,275	228	24	252	—	—

2007 charges - continuing operations	4,225	145	129	274	282	107
2007 charges - discontinued operations	50	20	4	24	—	—
2007 reversals - continuing operations	—	(1)	—	(1)	—	—
2007 utilization	(4,950)	(289)	(129)	(418)	(282)	(107)
2007 other adj. & reclasses	—	26	2	28	—	—
Balance at 12/31/07	1,600	$129	$30	$159	$—	$—

As a result of the initiatives implemented under the 2004-2007 Restructuring Program, severance payments will be paid during periods through 2008 since, in many instances, the employees whose positions were eliminated can elect or are required to receive their payments over an extended period of time. Most exit costs were paid during 2007. However, certain costs, such as long-term lease payments, will be paid over periods after 2007.

The charges of $687 million recorded in 2007, excluding reversals, included $55 million applicable to FPG, $65 million applicable to CDG, $58 million applicable to GCG, and $485 million that was applicable to manufacturing, research and development, and administrative functions, which are shared across all segments. The remaining $24 million is applicable to discontinued operations.

Pre-2004 Restructuring Programs

At December 31, 2007, the Company had remaining exit costs reserves of $5 million, relating to restructuring plans committed to or executed prior to 2004. Most of these remaining exit costs reserves represent long-term lease payments, which will continue to be paid over periods throughout and after 2008.

NOTE 18: RETIREMENT PLANS

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

In March 1999, the Company amended the KRIP to include a separate cash balance formula for all U.S. employees hired after February 1999. All U.S. employees hired prior to that date were granted the option to choose the KRIP plan or the Cash Balance Plus plan. Written elections were made by employees in 1999, and were effective January 1, 2000. The Cash Balance Plus plan credits employees' accounts with an amount equal to 4% of their pay, plus interest based on the 30-year treasury bond rate. In addition, for employees participating in the Cash Balance Plus plan and the Company's defined contribution plan, the Savings and Investment Plan (SIP), the Company will match dollar-for-dollar on the first 1% contributed to SIP and $.50 for each dollar on the next 4% contributed. Company contributions to SIP were $14 million, $15 million, and $13 million for 2007, 2006, and 2005, respectively. As a result of employee elections to the Cash Balance Plus plan, the reductions in future pension expense will be almost entirely offset by the cost of matching employee contributions to SIP.

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

The measurement date used to determine the pension obligation for all funded and unfunded U.S. and Non-U.S. defined benefit plans is December 31.

Information regarding the major funded and unfunded U.S. and Non-U.S. defined benefit plans follows:

(in millions)	2007		2006
	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in Benefit Obligation
Projected benefit obligation at January 1	$5,557	$4,067	$6,204	$3,784
Acquisitions/divestitures	—	4	—	—
Service cost	71	27	92	35
Interest cost	304	205	325	180
Participant contributions	—	10	—	16
Plan amendment	7	—	—	2
Benefit payments	(408)	(274)	(394)	(261)
Actuarial (gain) loss	47	51	(190)	(115)
Curtailments	(97)	(33)	(53)	(30)
Settlements	(579)	(51)	(442)	(20)
Special termination benefits	61	14	15	41
Currency adjustments	—	216	—	435
Projected benefit obligation at December 31	$4,963	$4,236	$5,557	$4,067

Change in Plan Assets
Fair value of plan assets at January 1	$6,820	$3,419	$6,593	$2,927
Acquisitions/divestitures	—	2	—	—
Actual return on plan assets	1,227	260	1,006	283
Employer contributions	38	74	57	131
Participant contributions	—	10	—	16
Settlements	(579)	(57)	(442)	(13)
Benefit payments	(408)	(274)	(394)	(261)
Currency adjustments	—	207	—	336
Fair value of plan assets at December 31	$7,098	$3,641	$6,820	$3,419

Over (Under) Funded Status at December 31	$2,135	$(595)	$1,263	$(648)

Accumulated benefit obligation at December 31	$4,708	$4,097	$5,199	$3,888

Amounts recognized in the Consolidated Statement of Financial Position for all major funded and unfunded U.S. and Non-U.S. defined benefit plans are as follows:

	As of December 31,
(in millions)	2007		2006
	U.S.	Non-U.S.	U.S.	Non-U.S.
Other long-term assets	$2,353	$105	$1,514	$63
Accounts payable and other current
liabilities	(22)	(1)	(19)	(1)
Pension and other postretirement liabilities	(196)	(699)	(232)	(710)
Net amount recognized	$2,135	$(595)	$1,263	$(648)

Information with respect to the major funded and unfunded U.S. and Non-U.S. defined benefit plans with an accumulated benefit obligation in excess of plan assets is as follows:

	As of December 31,
(in millions)	2007		2006
	U.S.	Non-U.S.	U.S.	Non-U.S.
Projected benefit obligation	$218	$3,319	$387	$3,723
Accumulated benefit obligation	211	3,203	368	3,554
Fair value of plan assets	—	2,624	136	3,012

Amounts recognized in accumulated other comprehensive income (loss) for all major funded and unfunded U.S. and Non-U.S. defined benefit plans consist of:

	As of December 31,
(in millions)	2007		2006
	U.S.	Non-U.S.	U.S.	Non-U.S.
Net transition obligation	$—	$1	$—	$2
Prior service cost	7	3	2	6
Net actuarial (gain) loss	(977)	871	(429)	903
Total	$(970)	$875	$(427)	$911

Changes in plan assets and benefit obligations recognized in other comprehensive income (loss) during 2007 for all major funded and unfunded U.S. and Non-U.S. defined benefit plans follows:

(in millions)	U.S.	Non-U.S.
Newly established (gain) loss	$(635)	$38
Newly established prior service cost	7	—
Amortization of:
Prior service cost	—	(1)
Net actuarial loss	(6)	(58)
Prior service cost recognized due to
curtailment	(2)	(2)
Transition obligation recognized due to
curtailment	—	(1)
Net curtailment gain not recognized in
expense	(15)	(18)
Net gain recognized in expense due to
settlements	108	6
Total amount recognized in other
comprehensive income (loss)	$(543)	$(36)

The estimated actuarial loss and prior service cost that will be amortized from accumulated other comprehensive income (loss) into net periodic pension cost over the next year for all major plans are $69 million and $1 million, respectively.

Pension (income) expense from continuing operations for all defined benefit plans included:

	For the Year Ended December 31,
(in millions)	2007		2006		2005
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Major defined benefit plans:
Service cost	$71	$27	$92	$35	$116	$41
Interest cost	304	205	325	180	346	167
Expected return on plan assets	(537)	(259)	(525)	(224)	(518)	(208)
Amortization of:
Transition asset	—	—	—	(1)	—	(1)
Prior service cost	—	1	1	13	1	25
Actuarial loss	6	58	8	82	33	66
Pension (income) expense before special
termination benefits, curtailments and
settlements	(156)	32	(99)	85	(22)	90

Special termination benefits	61	14	15	41	—	101
Curtailment (gains) losses	(25)	(4)	(50)	(6)	—	21
Settlement (gains) losses	(61)	(4)	(27)	(8)	—	11
Net pension (income) expense for major
defined benefit plans	(181)	38	(161)	112	(22)	223
Other plans including unfunded plans	—	12	—	22	—	18
Net pension (income) expense from
continuing operations	$(181)	$50	$(161)	$134	$(22)	$241

The special termination benefits of $75 million, $56 million, and $101 million for the years ended December 31, 2007, 2006, and 2005, respectively, were incurred as a result of the Company's restructuring actions and, therefore, have been included in restructuring costs and other in the Consolidated Statement of Operations for those respective periods. In addition, curtailment and settlement gains for the major funded and unfunded U.S. and Non-U.S. defined benefit plans totaling $32 million and $51 million for 2007, $50 million and $30 million for 2006, and $21 million and $11 million for 2005 were also incurred as a result of the Company's restructuring actions and, therefore, have been included in restructuring costs and other in the Consolidated Statement of Operations for those respective periods.

The weighted-average assumptions used to determine the benefit obligation amounts as of the end of the year for all major funded and unfunded U.S. and Non-U.S. defined benefit plans were as follows:

	As of December 31,
	2007		2006
	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	6.50%	5.59%	5.99%	5.00%
Salary increase rate	4.43%	4.00%	4.55%	3.20%

The weighted-average assumptions used to determine net pension (income) expense for all the major funded and unfunded U.S. and Non-U.S. defined benefit plans were as follows:

	For the Year Ended December 31,
	2007		2006
	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	6.12%	5.36%	5.98%	4.78%
Salary increase rate	4.59%	3.84%	4.58%	3.67%
Expected long-term rate of return on plan
assets	8.99%	8.10%	8.99%	7.99%

Of the total plan assets attributable to the major U.S. defined benefit plans at December 31, 2007 and 2006, 98% relate to the KRIP. The expected long-term rate of return on plan assets assumption (EROA) is determined from the plan's asset allocation using forward-looking assumptions in the context of historical returns, correlations and volatilities. The investment strategy underlying the asset allocation is to manage the assets of the U.S. plans to provide for the long-term liabilities while maintaining sufficient liquidity to pay current benefits.

This is primarily achieved by holding equity-like investments while investing a portion of the assets in long duration bonds in order to provide for benefits included in the projected benefit obligation. The Company undertakes an asset and liability modeling study once every three years or when there are material changes in the composition of the plan liability or capital markets. The Company completed its most recent study in 2005, which supports an EROA of 9%.

The expected return on plan assets for the major non-U.S. pension plans range from 3.74% to 9.00% for 2007. Every three years or when market conditions have changed materially, the Company will undertake new asset and liability modeling studies for each of its larger pension plans. The asset allocations and expected return on plan assets are individually set to provide for benefits included in the projected benefit obligation within each country's legal investment constraints. The investment strategy is to manage the assets of the non-U.S. plans to provide for the long-term liabilities while maintaining sufficient liquidity to pay current benefits. This is primarily achieved by holding equity-like investments while investing a portion of the assets in long duration bonds in order to partially match the long-term nature of the liabilities.

The Company's weighted-average asset allocations for its major U.S. defined benefit pension plans, by asset category, are as follows:

	As of December 31,
Asset Category	2007	2006	Target
Equity securities	37%	42%	32%-42%
Debt securities	32%	30%	29%-34%
Real estate	5%	5%	3%-13%
Other	26%	23%	19%-29%
Total	100%	100%

The Company's weighted-average asset allocations for its major non-U.S. Defined Benefit Pension Plans, by asset category are as follows:

	As of December 31,
Asset Category	2007	2006	Target
Equity securities	32%	35%	29%-39%
Debt securities	35%	31%	33%-39%
Real estate	7%	7%	3%-13%
Other	26%	27%	19%-29%
Total	100%	100%

The Other asset category in the tables above is primarily composed of private equity, venture capital, cash and other investments.

The Company expects to contribute approximately $23 million and $28 million in 2008 for U.S. and Non-U.S. defined benefit pension plans, respectively.

The following pension benefit payments, which reflect expected future service, are expected to be paid:

(in millions)	U.S.	Non-U.S.
2008	$470	$257
2009	431	245
2010	431	240
2011	417	236
2012	413	235
2013-2017	2,021	1,152

NOTE 19: OTHER POSTRETIREMENT BENEFITS

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

Changes in the Company’s benefit obligation and funded status for the U.S., United Kingdom and Canada other postretirement benefit plans are as follows:

(in millions)	2007	2006
Net benefit obligation at beginning of year	$3,009	$3,061
Service cost	8	11
Interest cost	165	166
Plan participants’ contributions	25	23
Plan amendments	(88)	(15)
Actuarial (gain) loss	(317)	18
Curtailments	(9)	(14)
Settlements	(37)	—
Benefit payments	(243)	(247)
Currency adjustments	11	6
Net benefit obligation at end of year	$2,524	$3,009

Underfunded status at end of year	$(2,524)	$(3,009)

Amounts recognized in the Consolidated Statement of Financial Position for the Company's U.S., United Kingdom, and Canada plans consist of:

	As of December 31,
(in millions)	2007	2006
Current liabilities	$(209)	$(253)
Pension and other postretirement liabilities	(2,315)	(2,756)
	$(2,524)	$(3,009)

Amounts recognized in accumulated other comprehensive income (loss) for the Company's U.S., United Kingdom, and Canada plans consist of:

	As of December 31,
(in millions)	2007	2006
Prior service credit	$(145)	$(123)
Net actuarial loss	538	923
	$393	$800

Changes in benefit obligations recognized in other comprehensive income (loss) during 2007 for the Company’s U.S., United Kingdom, and Canada plans follows:

(in millions)
Newly established gain	$(317)
Newly established prior service credit	(88)
Amortization of:
Prior service credit	38
Net actuarial loss	(49)
Prior service credit recognized due to curtailment	28
Net curtailment gain not recognized in expense	(9)
Net loss recognized in expense due to settlement	(10)
Total amount recognized in other comprehensive
income (loss)	$(407)

Other postretirement benefit cost from continuing operations for the Company's U.S., United Kingdom and Canada plans included:

	For the Year Ended December 31,
(in millions)	2007	2006	2005
Components of net postretirement
benefit cost
Service cost	$8	$11	$14
Interest cost	165	166	170
Amortization of:
Prior service cost	(38)	(46)	(52)
Actuarial loss	49	50	68
Other postretirement benefit cost before curtailment and
settlement gains	184	181	200
Curtailment gains	(8)	(17)	(28)
Settlement gains	(1)	—	—
Net other postretirement benefit cost from continuing
operations	$175	$164	$172

The estimated prior service credit and net actuarial loss that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year is $40 million and $25 million, respectively.

The U.S. plan represents approximately 96% of the total other postretirement net benefit obligation as of December 31, 2007 and 2006 and, therefore, the weighted-average assumptions used to compute the other postretirement benefit amounts approximate the U.S. assumptions.

The weighted-average assumptions used to determine the net benefit obligations were as follows:

	As of December 31,
	2007	2006
Discount rate	6.46%	5.73%
Salary increase rate	4.38%	4.22%

The weighted-average assumptions used to determine the net postretirement benefit cost were as follows:

	For the Year Ended December 31,
	2007	2006
Discount rate	5.98%	5.79%
Salary increase rate	4.49%	4.26%

The weighted-average assumed healthcare cost trend rates used to compute the other postretirement amounts were as follows:

	2007	2006
Healthcare cost trend	8.00%	9.00%
Rate to which the cost trend rate is assumed to decline (the
ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2011	2011

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A one-percentage point change in assumed healthcare cost trend rates would have the following effects:

(in millions)	1% increase	1% decrease
Effect on total service and interest cost	$1	$(5)
Effect on postretirement benefit obligation	48	(25)

The Company expects to make $209 million of benefit payments for its unfunded other postretirement benefit plans in 2008.

The following other postretirement benefits, which reflect expected future service, are expected to be paid:

(in millions)
2008	$209
2009	210
2010	210
2011	209
2012	206
2013-2017	1,008

NOTE 20: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss), net of tax, were as follows:

	As of December 31,
(in millions)	2007	2006	2005
Unrealized holding losses related to available-
for-sale securities	$—	$(10)	$(8)
Unrealized gains related to hedging activity	10	—	4
Translation adjustments	311	197	109
Pension and other postretirement benefits liability adjustments	131	(436)	(572)
Adjustment to initially apply SFAS No. 158 for pension and other
postretirement benefits	—	(386)	—
Total	$452	$(635)	$(467)

NOTE 21: STOCK OPTION AND COMPENSATION PLANS

The Company accounts for stock-based compensation in accordance with SFAS No. 123R, "Share-Based Payment," using the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." The Company recognized expense under SFAS No. 123R in the amount of $20 million, $17 million and $17 million for the years ended December 31, 2007, 2006 and 2005, respectively. The related impact on basic and diluted earnings per share for the years ended December 31, 2007, 2006 and 2005 was a reduction of $.07, $.06 and $.06, respectively. The impacts on the Company's cash flow for 2007, 2006 and 2005 were not material. Stock-based compensation costs for employees related to manufacturing activities are included in the costs capitalized in inventory at period end.

The Company’s stock incentive plans consist of the 2005 Omnibus Long-Term Compensation Plan (the 2005 Plan), the 2000 Omnibus Long-Term Compensation Plan (the 2000 Plan), and the 1995 Omnibus Long-Term Compensation Plan (the 1995 Plan). The Plans are administered by the Executive Compensation and Development Committee of the Board of Directors.

Under the 2005 Plan, 11 million shares of the Company's common stock may be granted to employees between January 1, 2005 and December 31, 2014. This share reserve may be increased by: shares that are forfeited pursuant to awards made under the 1995 and 2000 Plans; shares retained for payment of tax withholding; shares issued in connection with reinvestments of dividends and dividend equivalents; shares delivered for payment or satisfaction of tax withholding; shares reacquired on the open market using option exercise price cash proceeds; and awards that otherwise do not result in the issuance of shares. The 2005 Plan is substantially similar to and is intended to replace the 2000 Plan, which expired on January 18, 2005. Stock options are generally non-qualified and are issued at prices not less than 100% of the per share fair market value on the date of grant. Options granted under the 2005 Plan generally expire seven years from the date of grant, but may be forfeited or canceled earlier if the optionee's employment terminates prior to the end of the contractual term. The 2005 Plan also provides for Stock Appreciation Rights (SARs) to be granted, either in tandem with options or freestanding. SARs allow optionees to receive payment equal to the increase in the market price of the Company's stock from the grant date to the exercise date. As of December 31, 2007, 3,333 freestanding SARs were outstanding under the 2005 Plan at an option price of $24.59. Compensation expense recognized for the year ended December 31, 2007, 2006, or 2005 on those freestanding SARs was not material.

Under the 2000 Plan, 22 million shares of the Company's common stock were eligible for grant to a variety of employees between January 1, 2000 and December 31, 2004. The 2000 Plan is substantially similar to, and was intended to replace, the 1995 Plan, which expired on December 31, 1999. Stock options are generally non-qualified and are at prices not less than 100% of the per share fair market value on the date of grant, and the options generally expire ten years from the date of grant, but may expire sooner if the optionee's employment terminates. The 2000 Plan also provides for SARs to be granted, either in tandem with options or freestanding. As of December 31, 2007, 46,638 freestanding SARs were outstanding under the 2000 Plan at option prices ranging from $23.25 to $60.50. Compensation expense recognized for the year ended December 31, 2007, 2006, or 2005 on those freestanding SARs was not material.

Under the 1995 Plan, 22 million shares of the Company’s common stock were eligible for grant to a variety of employees between February 1, 1995 and December 31, 1999. Stock options are generally non-qualified and are at prices not less than 100% of the per share fair market value on the date of grant, and the options generally expire ten years from the date of grant, but may expire sooner if the optionee’s employment terminates. The 1995 Plan also provides for SARs to be granted, either in tandem with options or freestanding. As of December 31, 2007, 23,671freestanding SARs were outstanding under the 1995 Plan at option prices ranging from $31.30 to $78.16. Compensation expense recognized for the year ended December 31, 2007, 2006, or 2005 on those freestanding SARs was not material.

In addition, the 2005 Plan, the 2000 Plan, and the 1995 Plan provide for, but are not limited to, grants of unvested stock and performance awards. Compensation expense of $10 million, $9 million and $1 million was recognized for these grants and awards for the years ended December 31, 2007, 2006 and 2005, respectively.

Further information relating to stock options is as follows:

(Amounts in thousands, except per share amounts)	Shares Under Option	Range of Price Per Share	Weighted-Average Exercise Price Per Share

Outstanding on December 31, 2004	37,210	$22.58 - $92.31	$48.51
Granted	1,852	$22.03 - $31.57	$25.89
Exercised	389	$22.58 - $31.88	$30.68
Terminated, Canceled, Surrendered	2,630	$23.25 - $83.19	$48.53
Outstanding on December 31, 2005	36,043	$22.03 - $92.31	$47.54
Granted	1,605	$20.12 - $27.70	$25.48
Exercised	20	$22.58 - $26.71	$24.97
Terminated, Canceled, Surrendered	3,017	$22.03 - $83.19	$58.46
Outstanding on December 31, 2006	34,611	$20.12 - $92.31	$45.57
Granted	1,813	$23.28 - $28.44	$23.50
Exercised	235	$22.58 - $27.70	$24.91
Terminated, Canceled, Surrendered	5,296	$23.25 - $92.31	$73.22
Outstanding on December 31, 2007	30,893	$20.12 - $87.59	$39.70

Exercisable on December 31, 2005	32,330	$22.58 - $92.31	$49.69
Exercisable on December 31, 2006	31,548	$22.58 - $92.31	$47.44
Exercisable on December 31, 2007	27,546	$20.12 - $87.59	$41.51

The table above excludes approximately 68 (in thousands) options granted by the Company in 2001 at an exercise price of $.05-$21.91 as part of an acquisition. At December 31, 2007, approximately 3 (in thousands) stock options were outstanding in relation to this acquisition.

The following table summarizes information about stock options as of December 31, 2007:

(Number of options in thousands)		Options Outstanding			Options Exercisable
Range of Exercise Prices		Options	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price
At Least	Less Than

$20 - $30		6,314	5.54	$25.38	3,029	$26.36
$30 - $40		15,742	4.75	$32.50	15,699	$32.49
$40 - $50		569	3.08	$41.72	567	$41.71
$50 - $60		1,556	2.23	$54.81	1,551	$54.81
$60 - $70		5,907	0.53	$65.46	5,895	$65.46
$70 - $80		784	0.50	$72.89	784	$72.89
Over $80		21	0.60	$84.32	21	$84.32
		30,893			27,546

The weighted-average remaining contractual term and aggregate intrinsic value of all options outstanding at December 31, 2007 was 2.76 years and negative $551 million, respectively. The weighted-average remaining contractual term and aggregate intrinsic value of all options exercisable at December 31, 2007 was 2.38 years and negative $541 million, respectively. The negative aggregate intrinsic value of all options outstanding and exercisable, respectively, reflects the fact that the market price of the Company's common stock as of December 31, 2007 was below the weighted-average exercise price of options. The total intrinsic value of options exercised during years ended December 31, 2007, 2006 and 2005 was $0.8 million, $0.1 million, and $1.2 million, respectively.

For all awards issued after adoption of SFAS No. 123R, the Company changed from the nominal-vesting approach to the non-substantive vesting approach for purposes of accounting for retirement eligible participants. The impact of applying the nominal-vesting approach vs. the non-substantive approach upon adoption of SFAS No. 123R in 2005 was immaterial. The Company has a policy of issuing shares of treasury stock to satisfy share option exercises. Based on an estimate of option exercises, the Company does not expect option exercises to result in the repurchase of stock during 2008.

In November 2005, the FASB issued Staff Position (“FSP”) No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” During the third quarter of 2007, the Company elected to adopt the alternative transition method provided in FSP No. FAS 123(R)-3 for calculating the tax effects of stock-based compensation. The alternative transition method includes simplified methods to determine the beginning balance of the additional paid-in capital (“APIC”) pool related to the tax effects of stock-based compensation, and to determine the subsequent impact on the APIC pool and the statement of cash flows of the tax effects of stock-based awards that were fully vested and outstanding upon the adoption of SFAS No. 123(R), “Share-Based Payment.” The adoption of FSP No. FAS 123(R)-3 did not have a material impact on the Company’s cash flows or results of operations for the year ended December 31, 2007 or its financial position as of December 31, 2007.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company's stock, management's estimate of implied volatility of the Company's stock, and other factors. The expected term of options granted is derived from the vesting period of the award, as well as historical exercise behavior, and represents the period of time that options granted are expected to be outstanding. The risk-free rate is calculated using the U.S. Treasury yield curve, and is based on the expected term of the option. The Company uses historical data to estimate forfeitures.

The Black-Scholes option pricing model was used with the following weighted-average assumptions for options issued in each year:

	For the Year Ended
	2007	2006	2005
Weighted-average risk-free interest rate	3.5%	4.6%	3.9%
Risk-free interest rates	3.2% - 5.0%	4.5% - 5.1%	3.6% - 4.5%
Weighted-average expected option lives	5 years	6 years	5 years
Expected option lives	4 - 7 years	3 - 7 years	3 - 7 years
Weighted-average volatility	32%	34%	35%
Expected volatilities	31% - 35%	29% - 36%	31% - 36%
Weighted-average expected dividend yield	2.0%	1.9%	1.8%
Expected dividend yields	1.9% - 2.1%	1.8% - 2.3%	1.5% - 1.9%

The weighted-average fair value per option granted in 2007, 2006, and 2005 was $6.19, $8.18, and $7.70, respectively.

As of December 31, 2007, there was $14.0 million of total unrecognized compensation cost related to unvested options. The cost is expected to be recognized over a weighted-average period of 2.2 years.

The total fair value of shares vested during the years ended December 31, 2007, 2006 and 2005 was $10 million, $8 million and $16 million, respectively.

Cash received for option exercises for the years ended December 31, 2007, 2006 and 2005 was $6 million, $0 million, and $12 million, respectively. The actual tax benefit realized for the tax deductions from option exercises was not material for 2007, 2006 or 2005.

NOTE 22: ACQUISITIONS

2007

There were no significant acquisitions in 2007.

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

As of June 15, 2005 – (in millions):

Current assets	$328
Intangible assets (including in-process R&D)	292
Other non-current assets (including PP&E)	166
Goodwill	483
Total assets acquired	$1,269
Current liabilities	$241
Non-current liabilities	61
Total liabilities assumed	$302
Net assets acquired	$967

Of the $292 million of acquired intangible assets, approximately $36 million was assigned to in-process research and development assets that were written off at the date of acquisition. The remaining $256 million of intangible assets, which relate to developed technology, trademarks and customer relationships, have useful lives ranging from six to eight years. The $483 million of goodwill was assigned to the Company’s Graphic Communications Group segment.

As of the acquisition date, management began to assess and formulate restructuring plans at Creo. As of June 30, 2006, management completed its assessment and approved actions on these plans. Accordingly, the Company recorded a related liability of approximately $38 million. This liability is included in the current liabilities amount reported above and represents restructuring charges related to Creo net assets acquired.

During 2007, the Company recorded purchase accounting corrections increasing goodwill by $38 million. See Note 5, “Goodwill and Other Intangible Assets,” for further discussion.

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

On April 1, 2005, the Company completed its acquisition of Kodak Polychrome Graphics (KPG) through the redemption of Sun Chemical Corporation’s 50 percent interest in the joint venture by providing $317 million in cash (excluding $8 million in transaction costs) at closing and by entering into two notes payable arrangements that required principal and interest payments of $200 million in the third quarter of 2006 and $50 million annually from 2008 through 2013. The total payments due under these notes are $500 million. The aggregate fair value of these note payable arrangements of approximately $395 million was recorded in the Consolidated Statement of Financial Position as of the acquisition date and was presented as a non-cash investing activity in the Consolidated Statement of Cash Flows. KPG now operates within the Company’s Graphic Communications Group segment.

The following represents the total purchase price of the acquisition (in millions):

Cash paid at closing	$317
Transaction costs	8
Notes payable	395
Total purchase price	$720

Upon closing of an acquisition, the Company estimates the fair values of assets and liabilities acquired in order to consolidate the acquired balance sheet. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition, and represents the final allocation of the purchase price.

As of April 1, 2005 – (in millions):

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

The remaining $144 million of intangible assets, which relate to developed technology, trademarks and customer relationships, have useful lives ranging from three to sixteen years. The $237 million of goodwill was assigned to the Company’s Graphic Communications Group segment.

As of the acquisition date, management began to assess and formulate restructuring plans at KPG. As of March 31, 2006, management completed its assessment and approved actions on these plans. Accordingly, the Company recorded a related liability of approximately $8 million on these approved actions. This liability is included in the current liabilities amount reported above and represents restructuring charges related to the net assets acquired. To the extent such actions related to the Company's historical ownership in the KPG joint venture, the restructuring charges were reflected in the Consolidated Statement of Operations.

The unaudited pro forma combined historical results, as if KPG had been acquired at the beginning of 2005, are estimated to be:

(in millions, except per share data)	2005
Net sales	$11,834
Loss from continuing operations	$(1,639)
Basic net loss per share from continuing operations	$(5.69)
Diluted net loss per share from continuing operations	$(5.69)
Number of common shares used in:
Basic net loss per share	287.9
Diluted net loss per share	287.9

The pro forma results include amortization of the intangible assets presented above, depreciation related to the fixed asset step-up, and the interest expense related to acquisition-related debt, and exclude the write-off of research and development assets that were acquired.

Pro-forma Financial Information
The following unaudited pro forma financial information presents the combined results of operations of the Company and the Company's significant acquisitions since January 1, 2005, KPG and Creo, as if the acquisitions had occurred as of the beginning of the periods presented. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of the Company that would have been reported had the acquisitions been completed as of the beginning of the periods presented, and should not be taken as representative of the future consolidated results of operations or financial condition of the Company. Pro forma results were as follows for year ended December 31, 2005:

(in millions, except per share data)	2005
Net sales	$12,119
Loss from continuing operations	$(1,694)
Basic net loss per share from continuing operations	$(5.88)
Diluted net loss per share from continuing operations	$(5.88)
Number of common shares used in:
Basic net loss per share	287.9
Diluted net loss per share	287.9

The pro forma results include amortization of the intangible assets, depreciation related to the fixed asset step-up, and the interest expense related to acquisition-related debt, and exclude the write-off of research and development assets that were acquired.

NOTE 23: DISCONTINUED OPERATIONS

The significant components of earnings from discontinued operations, net of income taxes, are as follows:

	For the Year Ended December 31,
(in millions)	2007	2006	2005
Revenues from Health Group operations	$754	$2,551	$2,708
Revenues from HPA operations	148	155	165
Total revenues from discontinued operations	$902	$2,706	$2,873

Pre-tax income from Health Group operations	$27	$225	$397
Pre-tax gain on sale of Health Group segment	986	—	—
Pre-tax income from HPA operations	8	12	12
Pre-tax gain on sale of HPA	123	—	—
Provision for income taxes related to Health Group and HPA	(262)	(33)	(106)
Loss from cumulative effect of accounting change related to Health
Group, net of tax	—	—	(2)
Loss on sale of Remote Sensing Systems (RSS), net of tax	—	—	(55)
Tax reserve reversals related to audit settlement for tax years
1993 - 1998	—	—	203
All other items, net	(1)	(1)	2
Earnings from discontinued operations, net of income taxes	$881	$203	$451

2007

Health Group segment
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

The Company recognized a pre-tax gain of $986 million on the sale of the Health Group segment during 2007. This pre-tax gain excludes the following: up to $200 million of potential future payments related to Onex's return on its investment as noted above; potential charges related to settling pension obligations with Onex in future periods; and any adjustments that may be made in the future that are currently under review.

Upon authorization of the Company's Board of Directors on January 8, 2007, the Company met all the requirements of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," for accounting for the Health Group segment as a discontinued operation. As such, the Health Group business ceased depreciation and amortization of long-lived assets on that date.

The Company was required to use a portion of the initial $2.35 billion cash proceeds to fully repay its approximately $1.15 billion of Secured Term Debt. In accordance with EITF No 87-24, “Allocation of Interest to Discontinued Operations,” the Company allocated to discontinued operations the interest expense related to the Secured Term Debt because it was required to be repaid as a result of the sale. Interest expense allocated to discontinued operations totaled $30 million for the year ended December 31, 2007.

In accordance with SFAS No. 109, "Accounting for Income Taxes," due to the recognition of the pre-tax gain in discontinued operations, the Company recorded a tax benefit in continuing operations associated with the realization of current year losses in certain jurisdictions where it has historically had a valuation allowance.

The following assets and liabilities, related to the Health Group business, were segregated and included in current and non-current Assets of discontinued operations and Liabilities of discontinued operations, as appropriate, in the Consolidated Statement of Financial Position at December 31, 2006.

(in millions)	As of December 31, 2006
Receivables, net	$597
Inventories, net	201
Other current assets	13
Current assets of discontinued operations	$811

Property, plant and equipment, net	240
Goodwill	612
Other long-term assets	216
Noncurrent assets of discontinued operations	$1,068

Current liabilities of discontinued operations	$431

Pension and other postretirement liabilities	30
Other long-term liabilities	10
Noncurrent liabilities of discontinued operations	$40

HPA
On October 17, 2007, the shareholders of Hermes Precisa Pty. Ltd. (“HPA”), a majority owned subsidiary of Kodak (Australasia) Pty. Ltd., a wholly owned subsidiary of the Company, approved an agreement to sell all of the shares of HPA to Salmat Limited. HPA, a publicly traded Australian company, is a provider of outsourced services in business communication and data processes and was formerly reported within the Company’s Graphic Communications Group segment.

The sale was approved by the Federal Court of Australia on October 18, 2007, and closed on November 2, 2007. Kodak received $139 million in cash at closing for its shares of HPA, and recognized a pre-tax gain on the sale of $123 million. The assets and liabilities held-for-sale were not material in any period presented.

2006

Earnings from discontinued operations for the year ended December 31, 2006 were primarily related to the operations of the Health Group segment. Interest expense allocated to discontinued operations totaled $90 million for the year.

2005

Earnings from discontinued operations for the year ended December 31, 2005 were primarily related to the operations of the Health Group segment. Interest expense allocated to Health Group discontinued operations totaled $72 million for the year.

During the fourth quarter of 2005, the Company was informed that the United States Congress Joint Committee on Taxation had approved, and the Internal Revenue Service had signed, a settlement between the Company and the Internal Revenue Service concerning the audit of the tax years 1993-1998. As a result of the settlement, the Company was able to reverse certain tax accruals of approximately $203 million, which were established in 1994 in connection with the sale of Sterling Winthrop Inc., the Company’s pharmaceutical, consumer health, and household products businesses at that time. These tax accrual reversals were recognized in earnings from discontinued operations for the year ended December 31, 2005.

On August 13, 2004 the Company completed the sale of the assets and business of the Remote Sensing Systems operation, including the stock of Kodak’s wholly owned subsidiary, Research Systems, Inc. (collectively known as RSS), to ITT Industries for $725 million in cash. As a result of the sale of RSS, the Company transferred the related employees’ plan assets from the Company’s pension plan. This transfer was subject to a true-up provision, which was completed in the fourth quarter of 2005 and resulted in a settlement loss of $54 million being recognized in earnings from discontinued operations for the year ended December 31, 2005.

NOTE 24: SEGMENT INFORMATION

Current Segment Reporting Structure

For 2007, the Company had three reportable segments: Consumer Digital Imaging Group (CDG), Film Products Group (FPG), and Graphic Communications Group (GCG). The balance of the Company's continuing operations, which individually and in the aggregate do not meet the criteria of a reportable segment, are reported in All Other. A description of the segments is as follows:

Consumer Digital Imaging Group Segment (CDG): CDG encompasses digital capture, kiosks, snapshot printing, digital picture frames, consumer imaging services, photographic paper and chemicals, photofinishing services, consumer inkjet printing and imaging sensors. This segment provides consumers and professionals with a full range of products and services for capturing, storing, printing and sharing images. CDG also includes the licensing activities related to intellectual property associated with products included in this segment.

Film Products Group Segment (FPG): FPG encompasses consumer and professional film, one-time-use cameras, aerial and industrial film, and entertainment imaging products and services. This segment provides consumers, professionals, cinematographers, and other entertainment imaging customers with film-related products and services.

Graphic Communications Group Segment (GCG): GCG serves a variety of customers in the creative, in-plant, data center, commercial printing, packaging, newspaper and digital service bureau market segments with a range of software, media and hardware products that provide customers with a variety of solutions for prepress equipment, workflow software, digital and traditional printing, document scanning and multi-vendor IT services. Products and related services include workflow software and digital controller development; continuous inkjet and electrophotographic products, including equipment, consumables and service; prepress equipment and consumables; and document scanners. GCG also provides maintenance and professional services for Kodak and other manufacturers’ products, as well as providing imaging service to customers.

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

No single customer represented 10% or more of the Company's total net sales in any period presented.

Segment financial information is shown below. Prior period results have been restated to conform to the current period segment reporting structure.

	For the Year Ended December 31,
(in millions)	2007	2006	2005
Net sales from continuing operations:
Consumer Digital Imaging Group	$4,631	$4,711	$5,646
Film Products Group	1,968	2,312	2,841
Graphic Communications Group	3,590	3,477	2,825
All Other	112	68	83
Consolidated total	$10,301	$10,568	$11,395

Earnings (losses) from continuing
operations before interest, other
income (charges), net and income
taxes:
Consumer Digital Imaging Group	$(92)	$(240)	$(374)
Film Products Group	369	368	573
Graphic Communications Group	116	100	(71)
All Other	(50)	(67)	(128)
Total of segments	343	161	—
Restructuring costs and other	(662)	(698)	(1,092)
Other operating income (expenses), net	96	59	40
Adjustments to contingencies and legal
reserves/(settlements)	(7)	2	(21)
Interest expense	(113)	(172)	(139)
Other income (charges), net	87	65	4
Consolidated loss from continuing operations before
income taxes	$(256)	$(583)	$(1,208)

	As of December 31,
(in millions)	2007	2006	2005
Segment total assets:
Consumer Digital Imaging Group	$3,306	$3,170	$3,297
Film Products Group	2,739	3,229	3,967
Graphic Communications Group	3,879	3,916	3,879
All Other	36	47	122
Total of segments	9,960	10,362	11,265
Cash and marketable securities	2,976	1,487	1,680
Deferred income tax assets	757	750	550
Other corporate reserves	(34)	(158)	(174)
Assets of discontinued operations	—	1,879	1,915
Consolidated total assets	$13,659	$14,320	$15,236

	For the Year Ended December 31,
(in millions)	2007	2006	2005
Intangible asset amortization expense
from continuing operations:
Consumer Digital Imaging Group	$29	$35	$35
Film Products Group	2	2	2
Graphic Communications Group	74	82	62
All Other	1	1	1
Consolidated total	$106	$120	$100

Depreciation expense from continuing
operations:
Consumer Digital Imaging Group	$237	$282	$159
Film Products Group	179	347	459
Graphic Communications Group	137	159	167
All Other	19	14	15
Sub-total	572	802	800
Restructuring-related depreciation	107	273	391
Consolidated total	$679	$1,075	$1,191

Capital additions from continuing
operations:
Consumer Digital Imaging Group	$125	$116	$88
Film Products Group	31	42	176
Graphic Communications Group	98	142	127
All Other	5	35	41
Consolidated total	$259	$335	$432

Net sales to external customers
attributed to (1) :
The United States	$4,403	$4,700	$5,090
Europe, Middle East and Africa	$3,264	$3,118	$3,259
Asia Pacific	1,592	1,694	1,877
Canada and Latin America	1,042	1,056	1,169
Foreign countries total	$5,898	$5,868	$6,305
Consolidated total	$10,301	$10,568	$11,395
____________________
(1) Sales are reported in the geographic area in which they originate.

	As of December 31,
(in millions)	2007	2006	2005
Property, plant and equipment, net
located in :
The United States	$1,270	$1,553	$2,125
Europe, Middle East and Africa	$290	$355	$512
Asia Pacific	145	554	668
Canada and Latin America	106	140	175
Foreign countries total	$541	$1,049	$1,355
Consolidated total	$1,811	$2,602	$3,480

New Kodak Operating Model and Change in Reporting Structure

In November 2007, the Company announced that effective January 1, 2008 the Film Products Group (FPG) would be called the Film, Photofinishing, and Entertainment Group (FPEG), and that certain SPG's previously included in CDG, GCG, and All Other would become part of FPEG. This change in structure is to align the Company’s reporting structure to the way in which the Company manages its business effective January 1, 2008. The most significant changes (the transfer of photographic paper and chemicals, and photofinishing services to FPEG from CDG and the transfer of the graphic arts film business from GCG to FPEG) reflect the common traditional technology and infrastructure associated with manufacturing and supply chain for all FPEG products. The following indicates the changes from the 2007 reporting structure to the new reporting structure that will be implemented beginning in the first quarter of 2008:

Consumer Digital Imaging Group Segment (CDG): This segment will no longer include photographic paper and chemicals, and photofinishing services.

Film, Photofinishing, and Entertainment Group Segment (FPEG): The Film, Photofinishing, and Entertainment Group segment will include photographic paper and chemicals, and photofinishing services, formerly part of CDG, and graphic arts film, formerly part of GCG. Additionally, supply and tolling agreements with Carestream Health, Inc. and other third parties will move from All Other to this segment.

Graphic Communications Group Segment (GCG): The graphic arts film business will move from GCG to FPEG.

All Other: During 2007, the Company sold its Light Management Films business, which was formerly part of All Other. Additionally, supply and tolling agreements with Carestream Health, Inc. and other third parties will move from All Other to FPEG.

NOTE 25: QUARTERLY SALES AND EARNINGS DATA – UNAUDITED

(in millions, except per share data)	4th Qtr.		3rd Qtr.		2nd Qtr.		1st Qtr.
2007
Net sales from continuing operations	$3,220		$2,533		$2,468		$2,080
Gross profit from continuing operations	789		671		636		420
Earnings (loss) from continuing operations	92	(4)	32	(3)	(154	)(2)	(175	)(1)
Earnings from discontinued operations (9)	123		5		729		24
Net earnings (loss)	215		37		575		(151)
Basic net earnings (loss) per share (10)
Continuing operations	0.32		0.11		(0.53)		(0.61)
Discontinued operations	0.43		0.02		2.53		0.08
Total	0.75		0.13		2.00		(0.53)

Diluted net earnings (loss) per share (10)
Continuing operations	0.31		0.11		(0.53)		(0.61)
Discontinued operations	0.40		0.02		2.53		0.08
Total	0.71		0.13		2.00		(0.53)

2006
Net sales from continuing operations	$3,106		$2,555		$2,652		$2,255
Gross profit from continuing operations	740		640		568		461
Loss from continuing operations	(15	)(8)	(85	)(7)	(357	)(6)	(347	)(5)
Earnings from discontinued operations (9)	31		48		75		49
Net earnings (loss)	16		(37)		(282)		(298)
Basic and diluted net earnings (loss) per share (10)
Continuing operations	(0.05)		(0.30)		(1.24)		(1.21)
Discontinued operations	0.11		0.17		0.26		0.17
Total	0.06		(0.13)		(0.98)		(1.04)
____________________

(1)	Includes pre-tax restructuring charges of $151 million ($66 million included in cost of goods sold and $85 million included in restructuring costs and other), which increased net loss from continuing operations by $141 million; a gain of $9 million related to property sales, which reduced net loss from continuing operations by $9 million; and a reversal of a tax reserve, which reduced net loss from continuing operations by $56 million.

(2)	Includes pre-tax restructuring charges of $316 million ($21 million included in cost of goods sold and $295 million included in restructuring costs and other), which increased net loss from continuing operations by $248 million; a gain of $40 million related to property and asset sales, which decreased net loss from continuing operations by $27 million; $6 million of asset impairment charges, which increased net loss from continuing operations by $4 million; and tax adjustments, which increased net loss from continuing operations by $39 million.

(3)	Includes pre-tax restructuring charges of $127 million ($27 million included in cost of goods sold and $100 million included in restructuring costs and other), which decreased net earnings from continuing operations by $96 million; and tax adjustments, which increased net earnings from continuing operations by $8 million.

(4)	Includes pre-tax restructuring charges of $68 million ($5 million included in cost of good sold and $63 million included in restructuring costs and other), which decreased net earnings from continuing operations by $44 million; $51 million of asset impairment charges related to the Lucky and MUTEC investments, which decreased net earnings from continuing operations by $49 million; a gain of $108 million related to property and asset sales, which increased net earnings from continuing operations by $83 million; $6 million for the establishment of a loan reserve, which decreased net earnings from continuing operations by $4 million; a $9 million foreign export charge contingency, which decreased net earnings from continuing operations by $9 million; and tax adjustments, which decreased net earnings from continuing operations by $11 million.

(5)	Includes pre-tax restructuring charges of $216 million ($78 million included in cost of goods sold and $138 million included in restructuring costs and other), which increased net loss by $187 million; and $4 million of asset impairment charges, which increased net loss by $3 million.

(6)	Includes pre-tax restructuring charges of $224 million ($68 million included in cost of goods sold and $156 million included in restructuring costs and other), which increased net loss by $197 million; $4 million (included in SG&A) related to charges for an unfavorable legal settlement, which increased net loss by $4 million; and $9 million of asset impairment charges, which increased net loss by $9 million.

(7)	Includes pre-tax restructuring charges of $181 million ($73 million included in cost of goods sold and $108 million included in restructuring costs and other), which increased net loss by $174 million; a gain of $43 million related to property and asset sales, which reduced net loss by $33 million; and a $2 million gain related to the reversal of certain asset impairment charges previously recorded in the second quarter, which reduced net loss by $2 million.

(8)	Includes pre-tax restructuring charges of $77 million ($63 million included in cost of goods sold and $14 million included in restructuring costs and other) of restructuring charges, which decreased net earnings by $95 million; a $3 million gain on the sale of assets, which decreased net earnings by $1 million; and a $6 million gain related to the reduction of legal reserves, which increased net earnings by $6 million. Also included is a valuation allowance of $89 million recorded against the Company's net deferred tax assets in certain jurisdictions outside the U.S., portions of which are reflected in the aforementioned restructuring amount.

(9)	Refer to Note 23, “Discontinued Operations” for a discussion regarding earnings (loss) from discontinued operations.

(10)	Each quarter is calculated as a discrete period and the sum of the four quarters may not equal the full year amount. The Company's diluted net earnings (loss) per share in the above table includes the effect of contingent convertible debt instruments which occurred only for the fourth quarter of 2007.

Changes in Estimates Recorded During the Fourth Quarter December 31, 2007

During the fourth quarter ended December 31, 2007, the Company recorded a charge of approximately $24 million, net of tax, related to changes in estimate with respect to certain of its employee benefit and compensation accruals. These changes in estimates negatively impacted the results for the fourth quarter by $.08 per share.

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

Eastman Kodak Company
SUMMARY OF OPERATING DATA - UNAUDITED

(in millions, except per share data, shareholders, and employees)

	2007		2006		2005		2004		2003
Net sales from continuing operations	$10,301		$10,568		$11,395		$10,665		$10,332
Loss from continuing operations before interest,
other income (charges), net and income taxes	(230)		(476)		(1,073)		(670)		(304)
(Loss) earnings from:
Continuing operations	(205	)(1)	(804	)(2)	(1,657	)(3)	(369	)(4)	(193	)(5)
Discontinued operations	881	(6)	203	(6)	451	(6)	913		420
Cumulative effect of accounting change	—		—		(55)		—		—
Net Earnings (Loss)	676		(601)		(1,261)		544		227

Earnings and Dividends
Loss from continuing operations
- % of net sales from continuing operations	-2.0%		-7.6%		-14.5%		-3.5%		-1.9%
Net earnings (loss)
- % return on average shareholders' equity	30.6%		-32.8%		-39.9%		14.5%		7.0%
Basic and diluted (loss) earnings per share:
Continuing operations	(0.71)		(2.80)		(5.76)		(1.29)		(0.67)
Discontinued operations	3.06		0.71		1.57		3.19		1.46
Cumulative effect of accounting change	—		—		(0.19)		—		—
Total	2.35		(2.09)		(4.38)		1.90		0.79
Cash dividends declared and paid
- on common shares	144		144		144		143		330
- per comon share	0.50		0.50		0.50		0.50		1.15
Common shares outstanding at year end	288.0		287.3		287.2		286.7		286.6
Shareholders at year end	58,652		63,193		75,619		80,426		85,712

Statement of Financial Position Data
Working capital	1,607		1,003		607		872		423
Property, plant and equipment, net	1,811		2,602		3,464		3,913		4,421
Total assets	13,659		14,320		15,236		15,084		15,213
Short-term borrowings and current portion of long-term
debt	308		64		819		469		946
Long-term debt, net of current portion	1,289		2,714		2,764		1,852		2,302
Total shareholders' equity	3,029		1,388		2,282		4,034		3,471

Supplemental Information
Net sales from continuing operations
- CDG	$4,631		$4,711		$5,646		$5,748		$5,453
- FPG	1,968		2,312		2,841		3,624		3,963
- GCG	3,590		3,477		2,825		1,223		862
- All Other	112		68		83		70		54
Research and development costs	535		578		739		667		612
Depreciation	679		1,075		1,191		850		734
Taxes (excludes payroll, sales and excise taxes) (7)	5		327		798		(100)		4
Wages, salaries and employee benefits (8)	2,846		3,480		3,941		4,188		3,960
Employees as of year end
- in the U.S. (7)	14,200		20,600		25,500		29,200		33,800
- worldwide (7)	26,900		40,900		51,100		54,800		62,300

(footnotes on next page)

SUMMARY OF OPERATING DATA
Eastman Kodak Company

(footnotes for previous page)

(1)	Includes pre-tax restructuring charges of $662 million, net of reversals; $157 million of income related to property and asset sales; $57 million of charges related to asset impairments; $6 million of charges for the establishment of a loan reserve; $9 million of charges for a foreign export contingency; and tax adjustments of $14 million. These items increased net loss from continuing operations by $464 million.

(2)	Includes pre-tax restructuring charges of $698 million, net of reversals; $2 million of income related to legal settlements; $46 million of income related to property and asset sales; and $11 million of charges related to asset impairments. These items increased net loss by $691 million. Also included is a valuation allowance of $89 million recorded against the Company's net deferred assets in certain jurisdictions outside the U.S., portions of which are reflected in the aforementioned net loss impact.

(3)	Includes pre-tax restructuring charges of $1,092 million; $52 million of purchased R&D; $44 million for charges related to asset impairments; $41 million of income related to the gain on the sale of properties in connection with restructuring actions; $21 million for unfavorable legal settlements and a $6 million tax charge related to a change in estimate with respect to a tax benefit recorded in connection with a land donation in a prior period. These items increased net loss by $1,080 million. Also included is a valuation allowance of $961 million recorded against the Company's net deferred tax assets in the U.S., portions of which are reflected in the aforementioned net loss impact.

(4)	Includes pre-tax restructuring charges of $873 million; $16 million of purchased R&D; $12 million for a charge related to asset impairments and other asset write-offs; and the benefit of legal settlements, net of charges, of $95 million. These items reduced net earnings by $595 million.

(5)	Includes pre-tax restructuring charges of $532 million; $31 million of purchased R&D; $7 million for a charge related to asset impairments and other asset write-offs; a $12 million charge related to an intellectual property settlement; $14 million for a charge connected with the settlement of a patent infringement claim; $9 million for a charge to write down certain assets held for sale following the acquisition of the Burrell Companies; $8 million for a donation to a technology enterprise; an $8 million charge for legal settlements; and a $9 million reversal for an environmental reserve. These items reduced net earnings by $430 million.

(6)	Refer to Note 23, “Discontinued Operations” in the Notes to Financial Statements for a discussion regarding the earnings from discontinued operations.

(7)	Amounts for 2006 and prior years have not been adjusted to remove amounts associated with the Health Group.

(8)	Amounts for 2007 and prior years have not been adjusted to remove wages, salaries and employee benefits associated with the Health Group.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the fiscal year covered by this Annual Report on Form 10-K. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control-Integrated Framework.” Based on management’s assessment using the COSO criteria, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2007. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, as stated in their report which appears on page 50 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

In connection with the evaluation of disclosure controls and procedures described above, there was no change identified in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 regarding directors is incorporated by reference from the information under the caption "Board Structure and Corporate Governance - Board of Directors" in the Company's Notice of 2008 Annual Meeting and Proxy Statement (the Proxy Statement), which will be filed within 120 days after December 31, 2007. The information required by Item 10 regarding audit committee financial expert disclosure is incorporated by reference from the information under the caption "Board Structure and Corporate Governance - Audit Committee Financial Qualifications" in the Proxy Statement. The information required by Item 10 regarding executive officers is contained in Part I under the caption "Executive Officers of the Registrant" on page 15. The information required by Item 10 regarding the Company's written code of ethics is incorporated by reference from the information under the captions "Board Structure and Corporate Governance - Corporate Governance Guidelines" and "Board Structure and Corporate Governance - Business Conduct Guide and Directors' Code of Conduct" in the Proxy Statement. The information required by Item 10 regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the information under the caption "Reporting Compliance - Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the information under the following captions in the Proxy Statement: "Board Structure and Corporate Governance" and "Compensation Discussion and Analysis."

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Most of the information required by Item 12 is incorporated by reference from the information under the captions "Beneficial Ownership" in the Proxy Statement. "Stock Options and SARs Outstanding under Shareholder and Non-Shareholder Approved Plans" is shown below:

STOCK OPTIONS AND SARS OUTSTANDING UNDER SHAREHOLDER AND NON-SHAREHOLDER APPROVED PLANS

As required by Item 201(d) of Regulation S-K, the Company's total options outstanding of 31,186,424, including total SARs outstanding of 293,090, have been granted under equity compensation plans that have been approved by security holders and that have not been approved by security holders as follows:

Plan Category	Number of Securities to be issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation
plans approved by
security holders (1)	23,652,835	$37.26	14,858,054
Equity compensation
plans not approved by
security holders (2)	7,533,589	47.30	0
Total	31,186,424	$39.69	14,858,054
____________________

(1)	The Company's equity compensation plans approved by security holders include the 2005 Omnibus Long-Term Compensation Plan, the 2000 Omnibus Long-Term Compensation Plan, the Eastman Kodak Company 1995 Omnibus Long-Term Compensation Plan, and the Wage Dividend Plan.

(2)	The Company's equity compensation plans not approved by security holders include the Eastman Kodak Company 1997 Stock Option Plan and the Kodak Stock Option Plan.

The 1997 Stock Option Plan, a plan formerly maintained by the Company for the purpose of attracting and retaining senior executive officers, became effective on February 13, 1997, and expired on December 31, 2003. The Compensation Committee administered this plan and continues to administer these plan awards that remain outstanding. The plan permitted awards to be granted in the form of stock options, shares of common stock and restricted shares of common stock. The maximum number of shares that were available for grant under the plan was 3,380,000. The plan required all stock option awards to be non-qualified, have an exercise price not less than 100% of fair market value of the Company’s stock on the date of the option's grant and expire on the tenth anniversary of the date of grant. Awards issued in the form of shares of common stock or restricted shares of common stock were subject to such terms, conditions and restrictions as the Compensation Committee deemed appropriate.

The Kodak Stock Option Plan, an "all employee stock option plan" which the Company formerly maintained, became effective on March 13, 1998, and terminated on March 12, 2003. The plan was used in 1998 to grant an award of 100 non-qualified stock options or, in those countries where the grant of stock options was not possible, 100 freestanding stock appreciation rights, to almost all full-time and part-time employees of the Company and many of its domestic and foreign subsidiaries. In March of 2000, the Company made essentially an identical grant under the plan to generally the same category of employees. The Compensation Committee administered this plan and continues to administer these plan awards that remain outstanding. A total of 16,600,000 shares were available for grant under the plan. All awards granted under the plan generally contained the following features: 1) a grant price equal to the fair market value of the Company's common stock on the date of grant; 2) a two-year vesting period; and 3) a term of 10 years.

On December 31, 2007, the equity overhang, or the percentage of outstanding shares (plus shares that could be issued pursuant to plans represented by all stock incentives granted and available for future grant under all plans) was 14.5%.

The following table sets forth information regarding awards granted and earned, the run rate for each of the last three fiscal years and the average run rate over the last three years.

RUN RATE (shares in thousands)
	For the Year Ended December 31,
	2007	2006	2005	3-year Average
Stock options granted	1,813	1,605	1,852	1,757
Unvested service-based stock granted	183	82	126	130
Actual performance-based stock awards earned	166	437	—	201
Basic common shares outstanding at fiscal year end	288,000	287,333	287,223	287,519
Run rate	0.75%	0.74%	0.69%	0.73%

The Company continues to manage its run rate of awards granted over time to levels it believes are reasonable in light of changes in its business and number of outstanding shares while ensuring that our overall executive compensation program is competitive, relevant, and motivational.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference from the information under the captions "Compensation Discussion and Analysis - Employment Contracts and Arrangements" and "Board Structure and Corporate Governance - Board Independence" in the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 regarding principal auditor fees and services is incorporated by reference from the information under the caption "Committee Reports - Report of the Audit Committee" in the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Page No.
(a) 1. Consolidated financial statements:

Report of independent registered public accounting firm	50
Consolidated statement of operations	51
Consolidated statement of financial position	52
Consolidated statement of shareholders’ equity	53-55
Consolidated statement of cash flows	56-57
Notes to financial statements	58-109

2. Financial statement schedule:

II - Valuation and qualifying accounts	117

All other schedules have been omitted because they are not applicable or the information required is shown in the financial statements or notes thereto.

3. Additional data required to be furnished:

Exhibits required as part of this report are listed in the index appearing on pages 118 through 124.

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

Date: February 27, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Richard S. Braddock	/s/ Delano E. Lewis
Richard S. Braddock, Director	Delano E. Lewis, Director

/s/ Timothy M. Donahue	/s/ William G. Parrett
Timothy M. Donahue, Director	William G. Parrett, Director

/s/ Michael Hawley	/s/ Antonio M. Perez
Michael Hawley, Director	Antonio M. Perez, Director

/s/ William H. Hernandez	/s/ Hector de J. Ruiz
William H. Hernandez, Director	Hector de J. Ruiz, Director

/s/ Douglas R. Lebda	/s/ Laura D’Andrea Tyson
Douglas R. Lebda, Director	Laura D’Andrea Tyson, Director

/s/ Debra L. Lee
Debra L. Lee, Director

Date: February 27, 2008

Schedule II

Eastman Kodak Company
Valuation and Qualifying Accounts

(in millions)	Balance at Beginning Of Period	Charges to Earnings and Equity	Amounts Written Off	Balance at End of Period
Year ended December 31, 2007
Deducted in the Statement of Financial Position:
From Current Receivables:
Reserve for doubtful accounts	$97	$25	$39	$83
Reserve for loss on returns and allowances	37	16	22	31
Total	$134	$41	$61	$114

From Long-Term Receivables and Other
Noncurrent Assets:
Reserve for doubtful accounts	$8	$1	$3	$6

From Deferred Tax Assets:
Valuation allowance	$1,849	$11	$611	$1,249

Year ended December 31, 2006
Deducted in the Statement of Financial Position:
From Current Receivables:
Reserve for doubtful accounts	$111	$50	$64	$97
Reserve for loss on returns and allowances	33	26	22	37
Total	$144	$76	$86	$134

From Long-Term Receivables and Other
Noncurrent Assets:
Reserve for doubtful accounts	$9	$(1)	$—	$8

From Deferred Tax Assets:
Valuation allowance	$1,328	$655	$134	$1,849

Year ended December 31, 2005
Deducted in the Statement of Financial Position:
From Current Receivables:
Reserve for doubtful accounts	$77	$102	$68	$111
Reserve for loss on returns and allowances	32	27	26	33
Total	$109	$129	$94	$144

From Long-Term Receivables and Other
Noncurrent Assets:
Reserve for doubtful accounts	$19	$7	$17	$9

From Deferred Tax Assets:
Valuation allowance	$284	$1,190	$146	$1,328

Eastman Kodak Company
Index to Exhibits

Exhibit Number

(3)	A.	Certificate of Incorporation, as amended and restated May 11, 2005.
(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, Exhibit 3.)

B.	By-laws, as amended and restated May 11, 2005. (Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, Exhibit 3.)

Amendments to Eastman Kodak Company By-Laws
(Incorporated by reference to the Eastman Kodak Company Current Report on Form 8-K for the date December 11, 2007, as filed on December 14, 2007, Exhibit 3.1.)

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

Amendment, dated February 28, 2007, to Philip J. Faraci Letter Agreement dated November 3, 2004. (Incorporated by reference to the Eastman Kodak Company Current Report on Form 8-K, filed on March 1, 2007, Exhibit 99.2).

	B.	Eastman Kodak Company Insurance Plan for Directors.
(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 29, 1985, Exhibit 10.)

C.	Eastman Kodak Company Deferred Compensation Plan for Directors, as amended February 11, 2000.
(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, and the Eastman Kodak Company Annual Report on Form 10- K for the fiscal year ended December 31, 1999, Exhibit 10.)

	D.	Eastman Kodak Company Non-Employee Director Annual Compensation Program. The equity portion of the retainer became effective December 11, 2007; the cash portion of the retainer became effective January 1, 2008.

Eastman Kodak Company
Index to Exhibits (continued)

Exhibit Number

E.	1982 Eastman Kodak Company Executive Deferred Compensation Plan, as amended effective December 9, 1999.
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
(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, Exhibit 10.)

Form of Award Notice for Annual Director Restricted Stock Grant under the 2005 Omnibus Long-Term Compensation Plan.
(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, Exhibit 10.)

Amendment to the Eastman Kodak Company 2005 Omnibus Long-Term Compensation Plan, effective July 17, 2007.
(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, Exhibit 10.)

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

Eastman Kodak Company
Index to Exhibits (continued)

Exhibit Number

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

K.

Personal Umbrella Liability Insurance Coverage.
Eastman Kodak Company provides $5,000,000 personal umbrella liability insurance coverage to its approximately 160 key executives. The coverage, which is insured through The Mayflower Insurance Company, Ltd., supplements participants’ personal coverage. The Company pays the cost of this insurance. Income is imputed to participants.
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

Amendment, dated February 28, 2007, to James T. Langley Letter Agreement dated August 12, 2003.
(Incorporated by reference to the Eastman Kodak Company Current Report on Form 8-K, filed on March 1, 2007, Exhibit 99.3).

Amended leaving arrangement for James T. Langley.

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
(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, Exhibit 10 CC.)

Amendment, dated February 27, 2007, to Antonio M. Perez Letter Agreement dated March 3, 2003.
(Incorporated by reference to the Eastman Kodak Company Current Report on Form 8-K, filed on March 1, 2007, Exhibit 99.1).

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

Eastman Kodak Company
Index to Exhibits (continued)

Exhibit Number

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

CC.

Asset Purchase Agreement between Eastman Kodak Company and Onex Healthcare Holdings, Inc., dated as of January 9, 2007.
Amendment No. 1 To the Asset Purchase Agreement.
(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, Exhibit (10) CC.

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