Form 10-Q
period 2008-03-31
EASTMAN KODAK CO
filed 2008-05-01
CIK 31235

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]  Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008
or

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
Large accelerated filer    [X]      Accelerated filer    [  ]      Non-accelerated filer    [  ]       Smaller reporting company   [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes    [   ]            No    [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each Class	Number of shares Outstanding at April 25, 2008
Common Stock, $2.50 par value	288,213,714

Eastman Kodak Company
Form 10-Q
March 31, 2008

Part I.  Financial Information

Item 1.  Financial Statements

EASTMAN KODAK COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
(in millions, except per share data)

	Three Months Ended
	March 31,
	2008	2007

Net sales	$2,093	$2,080
Cost of goods sold	1,669	1,652
Gross profit	424	428
Selling, general and administrative expenses	385	394
Research and development costs	140	141
Restructuring costs (curtailment gains) and other	(10)	85
Other operating (income) expenses, net	(10)	(6)
Loss from continuing operations before interest, other income (charges), net and income taxes	(81)	(186)
Interest expense	28	25
Other income (charges), net	35	18
Loss from continuing operations before income taxes	(74)	(193)
Provision (benefit) for income taxes	40	(18)
Loss from continuing operations	(114)	(175)
(Loss) earnings from discontinued operations, net of income taxes	(1)	24
NET LOSS	$(115)	$(151)

Basic and diluted net (loss) earnings per share:
Continuing operations	$(0.40)	$(0.61)
Discontinued operations	-	0.08
Total	$(0.40)	$(0.53)

Number of common shares used in basic net (loss) earnings per share	288.1	287.3
Incremental shares from assumed conversion of options	-	-
Number of common shares used in diluted net (loss) earnings per share	288.1	287.3

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
CONSOLIDATED STATEMENT OF RETAINED EARNINGS (Unaudited)
(in millions)

	Three Months Ended
	March 31,
	2008	2007

Retained earnings at beginning of period	$6,474	$5,967
Net loss	(115)	(151)
Loss from issuance of treasury stock	(11)	(6)
Retained earnings at end of period	$6,348	$5,810

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
CONSOLIDATED STATEMENT OF FINANCIAL POSITION (Unaudited)
(in millions)	March 31,	December 31,
	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$2,203	$2,947
Receivables, net	1,760	1,939
Inventories, net	1,133	943
Deferred income taxes	124	120
Other current assets	129	104
Total current assets	5,349	6,053

Property, plant and equipment, net	1,755	1,811
Goodwill	1,691	1,657
Other long-term assets	4,069	4,138
TOTAL ASSETS	$12,864	$13,659

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other current
liabilities	$3,031	$3,794
Short-term borrowings	314	308
Accrued income and other taxes	323	344
Total current liabilities	3,668	4,446

Long-term debt, net of current portion	1,292	1,289
Pension and other postretirement liabilities	3,347	3,444
Other long-term liabilities	1,457	1,451
Total liabilities	9,764	10,630

Commitments and Contingencies (Note 6)

Shareholders' Equity
Common stock, $2.50 par value	978	978
Additional paid in capital	890	889
Retained earnings	6,348	6,474
Accumulated other comprehensive income	632	452
	8,848	8,793
Less: Treasury stock, at cost	5,748	5,764
Total shareholders’ equity	3,100	3,029
TOTAL LIABILITIES ANDSHAREHOLDERS’ EQUITY	$12,864	$13,659

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
(in millions)	2008	2007

Cash flows from operating activities:
Net loss	$(115)	$(151)
Adjustments to reconcile to net cash used in operating activities:
Loss (earnings) from discontinued operations, net of income taxes	1	(24)
Depreciation and amortization	127	248
Gain on sales of businesses/assets	(3)	(8)
Non-cash restructuring costs, asset impairments and other charges	1	11
Provision for deferred income taxes	33	14
Decrease in receivables	198	274
Increase in inventories	(177)	(152)
Decrease in liabilities excluding borrowings	(858)	(609)
Other items, net	26	-
Total adjustments	(652)	(246)
Net cash used in continuing operations	(767)	(397)
Net cash (used in) provided by discontinued operations	(1)	43
Net cash used in operating activities	(768)	(354)
Cash flows from investing activities:
Additions to properties	(52)	(66)
Net proceeds from sales of businesses/assets	55	10
Acquisitions, net of cash acquired	-	(2)
Marketable securities - sales	40	36
Marketable securities - purchases	(43)	(41)
Net cash used in continuing operations	-	(63)
Net cash used in discontinued operations	-	(11)
Net cash used in investing activities	-	(74)
Cash flows from financing activities:
Proceeds from other borrowings	26	6
Repayment of other borrowings	(15)	(25)
Net cash provided by (used in) financing activities	11	(19)
Effect of exchange rate changes on cash	13	4
Net decrease in cash and cash equivalents	(744)	(443)
Cash and cash equivalents, beginning of period	2,947	1,469
Cash and cash equivalents, end of period	$2,203	$1,026

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
NOTES TO FINANCIAL STATEMENTS (Unaudited)

NOTE 1:  BASIS OF PRESENTATION

BASIS OF PRESENTATION

The consolidated interim financial statements are unaudited, and certain information and footnote disclosures related thereto normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with Rule 10-01 of Regulation S-X.  In the opinion of management, the accompanying unaudited consolidated financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements and reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results of operations, financial position and cash flows of Eastman Kodak Company and its subsidiaries (the Company).  The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year.  These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Certain amounts for prior periods have been reclassified to conform to the current period presentation.  Prior period reclassifications relate to changes in the Company’s segment reporting structure and cost allocation methodologies related to employee benefits and corporate expenses.  Refer to Note 13, “Segment Information.”

CHANGE IN ESTIMATE

During 2005, the Company performed an assessment of the expected industry-wide declines in its traditional film and paper businesses.  Based on this assessment, the Company revised the useful lives in 2005 of its existing production machinery and equipment from 3-20 years to 3-5 years and manufacturing-related buildings from 10-40 years to 5-20 years.

In the first quarter of 2008, the Company performed an updated analysis of expected industry-wide declines in the traditional film and paper businesses and its useful lives on related assets.  This analysis indicated that the assets will continue to be used in these businesses for a longer period than previously anticipated.  As a result, the Company revised the useful lives of certain existing production machinery and equipment, and manufacturing-related buildings effective January 1, 2008.  These assets, which were previously set to fully depreciate by mid-2010, are now being depreciated with estimated useful lives ending from 2011 to 2015.  The change in useful lives reflects the Company’s estimate of future periods to be benefited from the use of the property, plant, and equipment.

The effect of this change in estimate for the three months ended March 31, 2008 was a reduction in depreciation expense of $28 million, $16 million of which has been recognized in cost of goods sold and is a benefit to loss from continuing operations, and $12 million of which is capitalized as a reduction in inventories at March 31, 2008.  The net impact of this change is a decrease in fully-diluted loss per share of $.06.

RECENT ACCOUNTING PRONOUNCEMENTS

FASB Statement No. 157
In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which establishes a comprehensive framework for measuring fair value and expands disclosures about fair value measurements.  Specifically, this Statement sets forth a definition of fair value, and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs.  The Statement defines levels within the hierarchy as follows:

•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.
•	Level 2 inputs are inputs, other than quoted prices included within Level 1, which are observable for the asset or liability, either directly or indirectly.
•	Level 3 inputs are unobservable inputs.

In February 2008, the FASB issued FSP 157-2, which delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.

The Company adopted the provisions of SFAS No. 157 for financial assets and liabilities as of January 1, 2008.  There was no significant impact to the Company’s Consolidated Financial Statements from the adoption of SFAS No. 157.  The Company is currently evaluating the potential impact that the application of SFAS No. 157 to its nonfinancial assets and liabilities will have on its Consolidated Financial Statements.

The following table sets forth financial assets and liabilities measured at fair value in the Consolidated Statement of Financial Position and the respective levels to which the fair value measurements are classified within the fair value hierarchy as of March 31, 2008:

	Fair Value Measurements at Reporting Date Using
(in millions)	As of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
Description	March 31, 2008	(Level 1)	(Level 2)

Financial Assets
Available-for-sale securities	$1	$1	$-
Foreign currency forward contracts	29	-	29
Silver forward contracts	2	-	2
Total	$32	$1	$31

Financial Liabilities
Foreign currency forward contracts	$(76)	$-	$(76)
Silver forward contracts	(2)	-	(2)
Total	$(78)	$-	$(78)

The Company values its available-for-sale securities using quoted prices in active markets.  The Company’s forward contracts are determined based on the present value of expected future cash flows considering the risks involved and using discount rates appropriate for the duration.

FASB Statement No. 159
In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," which permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The provisions of this statement are required to be applied prospectively.  The Company adopted SFAS No. 159 in the first quarter of 2008.  There was no significant impact to the Company’s Consolidated Financial Statements from the adoption of SFAS No. 159.

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

FASB Statement No. 161
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.”  This Statement amends and expands the disclosure requirements for derivative instruments and hedging activities, with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial statements.  SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  The Company will comply with the disclosure requirements of SFAS No. 161 beginning in the first quarter of 2009.

NOTE 2:  RECEIVABLES, NET

	As of
	March 31,	December 31,
(in millions)	2008	2007

Trade receivables	$1,472	$1,697
Miscellaneous receivables	288	242
Total (net of allowances of $110 and $114 as of March 31, 2008 and December 31, 2007, respectively)	$1,760	$1,939

Of the total trade receivable amounts of $1,472 million and $1,697 million as of March 31, 2008 and December 31, 2007, respectively, approximately $191 million and $266 million, respectively, are expected to be settled through customer deductions in lieu of cash payments.  Such deductions represent rebates owed to the customer and are included in accounts payable and other current liabilities in the accompanying Consolidated Statement of Financial Position at each respective balance sheet date.

NOTE 3:  INVENTORIES, NET

	As of
(in millions)	March 31,	December 31,
	2008	2007

Finished goods	$708	$537
Work in process	250	235
Raw materials	175	171

Total	$1,133	$943

NOTE 4:  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $1,691 million and $1,657 million at March 31, 2008 and December 31, 2007, respectively.  The changes in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2008 were as follows:

(in millions)	As of March 31, 2008

	Consumer	Film,
	Digital	Photofinishing	Graphic
	Imaging	and Entertainment	Communications	Consolidated
	Group	Group	Group	Total

Balance as of December 31, 2007	$204	$601	$852	$1,657
Currency translation adjustments	2	18	14	34
Balance as of March 31, 2008	$206	$619	$866	$1,691

Due to the realignment of the Kodak operating model and change in reporting structure, as described in Note 13, “Segment Information,” effective January 1, 2008, the Company reassigned goodwill to its reportable segments using a relative fair value approach as required under SFAS No. 142, "Goodwill and Other Intangible Assets."  Prior period amounts have been restated to reflect this reassignment.

The gross carrying amount and accumulated amortization by major intangible asset category as of March 31, 2008 and December 31, 2007 were as follows:

(in millions)	As of March 31, 2008
	Gross Carrying	Accumulated		Weighted-Average
	Amount	Amortization	Net	Amortization Period
Technology-based	$328	$178	$150	7 years
Customer-related	289	138	151	10 years
Other	58	38	20	9 years
Total	$675	$354	$321	8 years

(in millions)	As of December 31, 2007
	Gross Carrying	Accumulated		Weighted-Average
	Amount	Amortization	Net	Amortization Period
Technology-based	$326	$166	$160	7 years
Customer-related	281	125	156	10 years
Other	82	36	46	8 years
Total	$689	$327	$362	8 years

During the first quarter of 2008, the Company sold its stake in Lucky Film Co., Ltd. including its rights under a manufacturing exclusivity agreement.  An intangible asset related to the manufacturing exclusivity agreement was carried on the Company’s balance sheet as an other intangible asset with a net book value of approximately $25 million prior to the transaction.

Amortization expense related to purchased intangible assets for the three months ended March 31, 2008 and 2007 was $20 million and $28 million, respectively.

Estimated future amortization expense related to purchased intangible assets as of March 31, 2008 is as follows (in millions):

2008	$60
2009	75
2010	64
2011	41
2012	26
2013 and thereafter	55
Total	$321

NOTE 5:  INCOME TAXES

The Company’s income tax provision (benefit) and effective tax rate were as follows:

(dollars in millions)	Three Months Ended
	March 31,
	2008	2007
Loss from continuing operations before income taxes	$(74)	$(193)
Provision (benefit) for income taxes	40	(18)
Effective tax rate	(54.1)%	9.3%
Benefit for income taxes @ 35%	$(26)	$(68)
Difference between tax at effective vs statutory rate	$66	$50

For the three months ended March 31, 2008, the difference between the Company’s recorded provision and the benefit that would result from applying the U.S. statutory rate of  35.0% is primarily attributable to:  (1) losses generated within the U.S. and in certain jurisdictions outside the U.S., which were not benefited, resulting from previously established valuation allowances, (2) the mix of earnings from operations in certain lower-taxed jurisdictions outside the U.S., and (3) discrete tax charges relating to the impacts from ongoing tax audits with respect to open tax years.

For the three months ended March 31, 2007, the difference between the Company’s recorded benefit and the benefit that would result from applying the U.S. statutory rate of 35.0% is primarily attributable to: (1) losses generated within the U.S. and in certain jurisdictions outside the U.S., which were not benefited, resulting from previously established valuation allowances, (2) the mix of earnings from operations in certain lower-taxed jurisdictions outside the U.S., and (3) a benefit as a result of the Company reaching a settlement with a taxing authority in a location outside the U.S.

As previously reported, on October 3, 2006, the Company filed a claim for a federal tax refund related to a 1994 loss recognized on the sale of a subsidiary’s stock that was disallowed at that time under Internal Revenue Service (IRS) regulations.  Since that time, the IRS has issued new regulations that serve as the basis for this refund claim.  As of March 31, 2008, the claim had been brought to the Joint Committee of Taxation and is pending further review.  Based on information available at this time, and in accordance with FIN 48, the Company has not recorded a tax benefit due to the uncertainty of the resolution.  Successful resolution of the claim could have a significant impact on the Company’s effective tax rate and operating results.

NOTE 6:  COMMITMENTS AND CONTINGENCIES

Environmental

The Company’s undiscounted accrued liabilities for future environmental investigation, remediation, and monitoring costs are composed of the following items:

	As of
(in millions)	March 31,	December 31,
	2008	2007

Kodak Park site, Rochester, NY	$65	$63
Other operating sites	19	19
Former operating sites	23	23
Sites associated with the non-imaging health business sold in 1994	20	20
Total	$127	$125

These amounts are reported in other long-term liabilities in the accompanying Statement of Financial Position.

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

Asset Retirement Obligations

The Company has asset retirement obligations which primarily relate to asbestos contained in buildings owned by the Company.  In many of the countries in which the Company operates, environmental regulations exist that require the Company to handle and dispose of asbestos in a special manner if a building undergoes major renovations or is demolished.  Otherwise, the Company is not required to remove the asbestos from its buildings.  The Company records a liability equal to the estimated fair value of its obligation to perform asset retirement activities related to the asbestos, computed using an expected present value technique, when sufficient information exists to calculate the fair value.  The Company does not have a liability recorded related to each building that contains asbestos because the Company cannot estimate the fair value of its obligation for certain buildings due to a lack of sufficient information about the range of time over which the obligation may be settled through demolition, renovation or sale of the building.  The Company’s asset retirement obligations are included within other long-term liabilities in the accompanying Consolidated Statement of Financial Position.

The change in the Company's asset retirement obligations from December 31, 2007 to March 31, 2008 was as follows:

(in millions)

Asset retirement obligations as of December 31, 2007	$64
Liabilities incurred in the current period	3
Liabilities settled in the current period	(6)
Accretion expense	-
Revisions in estimated cash flows	3
Foreign exchange	1
Asset retirement obligations as of March 31, 2008	$65

Other Commitments and Contingencies

As of March 31, 2008, the Company had outstanding letters of credit totaling $140 million and surety bonds in the amount of $82 million primarily to ensure the payment of possible casualty and workers’ compensation claims, environmental liabilities, and to support various customs, tax and trade activities.

The Company’s Brazilian operations are involved in labor claims and governmental assessments of indirect and other taxes in various stages of litigation.  The Company is disputing these matters and intends to vigorously defend the Company’s position.  Based on the opinion of legal counsel, management does not believe that the ultimate resolution of these matters will materially impact the Company’s results of operations, financial position or cash flows.  The Company routinely assesses all these matters as to the probability of ultimately incurring a liability in its Brazilian operations, and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable.

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

NOTE 7:  GUARANTEES

The Company guarantees debt and other obligations of certain customers.  The debt and other obligations are primarily due to banks and leasing companies in connection with financing of customers' purchases of product and equipment from the Company.  As of March 31, 2008, the following customer guarantees were in place:

(in millions)	As of March 31, 2008
	Maximum Amount	Amount Outstanding

Customer amounts due to banks and leasing companies	$148	$100
Other third-parties	2	-
Total guarantees of customer debt and other obligations	$150	$100

The guarantees for the third party debt, presented in the table above, mature between 2008 and 2013.  The customer financing agreements and related guarantees typically have a term of 90 days for product and short-term equipment financing arrangements, and up to five years for long-term equipment financing arrangements.  These guarantees would require payment from the Company only in the event of default on payment by the respective debtor.  In some cases, particularly for guarantees related to equipment financing, the Company has collateral or recourse provisions to recover and sell the equipment to reduce any losses that might be incurred in connection with the guarantees.

Management believes the likelihood is remote that material payments will be required under any of the guarantees disclosed above.

The Company also guarantees debt owed to banks and other third parties for some of its consolidated subsidiaries.  The maximum amount guaranteed is $613 million, and the outstanding debt under those guarantees, which is recorded within the short-term borrowings and long-term debt, net of current portion components in the accompanying Consolidated Statement of Financial Position, is $223 million.  These guarantees expire in 2008 through 2013.  Pursuant to the terms of the Company's $2.7 billion Senior Secured Credit Agreement dated October 18, 2005, obligations under the $2.7 billion Secured Credit Facilities and other obligations of the Company and its subsidiaries to the $2.7 billion Secured Credit Facilities lenders are guaranteed.

During the fourth quarter of 2007, the Eastman Kodak Company issued a guarantee to Kodak Limited (the “Subsidiary”) and the Trustees of the Kodak Pension Plan of the United Kingdom (the “Trustees”).  Under this arrangement, the Company guarantees to the Subsidiary and the Trustees the ability of the Subsidiary, only to the extent it becomes necessary to do so, to (1) make contributions to the Plan to ensure sufficient assets exist to make plan benefit payments, and (2) make contributions to the Plan such that it will achieve full funded status by the funding valuation for the period ending December 31, 2015.  The guarantee expires upon the conclusion of the funding valuation for the period ending December 31, 2015 whereby the Plan achieves full funded status or earlier, in the event that the Plan achieves full funded status for two consecutive funding valuation cycles which are typically performed at least every three years.

The limit of potential future payments is dependent on the funding status of the Plan as it fluctuates over the term of the guarantee.  However, as of March 31, 2008 management believes that performance under this guarantee by Eastman Kodak Company is unlikely.  The funding status of the Plan is included in Pension and other postretirement liabilities presented in the Consolidated Statement of Financial Position.

Indemnifications

The Company issues indemnifications in certain instances when it sells businesses and real estate, and in the ordinary course of business with its customers, suppliers, service providers and business partners.  Further, the Company indemnifies its directors and officers who are, or were, serving at the Company's request in such capacities.  Historically, costs incurred to settle claims related to these indemnifications have not been material to the Company’s financial position, results of operations or cash flows.  Additionally, the fair value of the indemnifications that the Company issued during the quarter ended March 31, 2008 was not material to the Company’s financial position, results of operations or cash flows.

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

(in millions)

Accrued warranty obligations as of December 31, 2007	$44
Actual warranty experience during 2008	(5)
2008 warranty provisions	4
Accrued warranty obligations as of March 31, 2008	$43

The Company also offers its customers extended warranty arrangements that are generally one year, but may range from three months to three years after the original warranty period.  The Company provides repair services and routine maintenance under these arrangements.  The Company has not separated the extended warranty revenues and costs from the routine maintenance service revenues and costs, as it is not practicable to do so.  Therefore, these revenues and costs have been aggregated in the discussion that follows.  Costs incurred under these arrangements for the three months ended March 31, 2008 amounted to $44 million.  The change in the Company's deferred revenue balance in relation to these extended warranty and maintenance arrangements from December 31, 2007 to March 31, 2008, which is reflected in accounts payable and other current liabilities in the accompanying Consolidated Statement of Financial Position, was as follows:

(in millions)

Deferred revenue as of December 31, 2007	$148
New extended warranty and maintenance arrangements in 2008	95
Recognition of extended warranty and maintenance arrangement revenue in 2008	(82)
Deferred revenue as of March 31, 2008	$161

NOTE 8:  RESTRUCTURING AND RATIONALIZATION LIABILITIES

The Company has substantially completed the cost reduction program that was initially announced in January 2004, which was referred to as the “2004–2007 Restructuring Program.”  This program was initially expected to result in total charges of $1.3 billion to $1.7 billion over a three-year period.  Overall, Kodak's worldwide facility square footage was expected to be reduced by approximately one-third, and approximately 12,000 to 15,000 positions worldwide were expected to be eliminated, primarily in global manufacturing, selected traditional businesses, and corporate administration.

As the 2004-2007 Restructuring Program underpinned a dramatic transformation of the Company, the underlying business model necessarily evolved.  This required broader and more costly manufacturing infrastructure reductions (primarily non-cash charges) than originally anticipated, as well as similarly broader rationalization of selling, administrative and other business resources (primarily severance charges).  In addition, the divestiture of the Health Group further increased the amount of reductions necessary to appropriately scale the corporate infrastructure.  As a result, the Company expanded the program and increased the expected employment reductions to 28,000 to 30,000 positions and total charges to $3.6 billion to $3.8 billion.

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

The actual charges for initiatives under this program were recorded in the period in which the Company committed to formalized restructuring plans or executed the specific actions contemplated by the program and all criteria for restructuring charge recognition under the applicable accounting guidance were met.

Restructuring Program Summary

The activity in the accrued restructuring balances and the non-cash charges and credits incurred in relation to the 2004-2007 Restructuring Program were as follows for the first quarter of 2008:

				Other
	Balance			Adjustments	Balance
	December 31,	Costs	Cash	and	March 31,
(in millions)	2007	Incurred (1)	Payments (2)	Reclasses (3)	2008

Severance and curtailments	$129	$(12)	$(44)	$7	$80
Exit costs	30	2	(6)	-	26
Total reserve	$159	$(10)	$(50)	$7	$106

(1)	The costs incurred include a $10 million curtailment gain, a $2 million net credit related to severance true-ups, and $2 million in exit costs.

(2)
During the three months ended March 31, 2008, the Company made cash payments of approximately $60 million related to restructuring.  Of this amount, $50 million was paid out of restructuring liabilities, while $10 million was paid out of pension and other postretirement liabilities.

(3)
The Other Adjustments and Reclasses of $7 million represent adjustments to the restructuring reserve including (1) net curtailment, settlement and special termination gains of $3 million, (2) costs associated with ongoing rationalization activities of $1 million (3) long-term liabilities associated with lease exit costs of $(1) million, and (4) foreign currency translation of $4 million.

The net credit of $10 million was reported as restructuring costs (curtailment gains) and other in the accompanying Consolidated Statement of Operations for the three months ended March 31, 2008.    This credit consisted mainly of net curtailment gains which are primarily non-cash items.

The Company implemented certain actions related to the 2004-2007 Restructuring Program during the first quarter of 2008.  As a result of these actions, the Company recorded a net credit of $10 million in the first quarter of 2008, which was composed of net curtailment gains of $10 million, severance credits of $2 million, and exit costs of $2 million.  The $2 million of severance credits related to the cancellation of 25 position eliminations due to staffing realignment.  These positions were primarily related to R&D in the U.S.

Under this program, on a life-to-date basis as of March 31, 2008, the Company has recorded charges of $3,387 million, which was composed of severance, long-lived asset impairments, exit costs, inventory write-downs and accelerated depreciation of $1,386 million, $620 million, $387 million, $80 million and $935 million, respectively, less reversals of $(21) million.  The severance costs related to the elimination of approximately 27,625 positions, including approximately 6,750 photofinishing, 13,125 manufacturing, 1,550 research and development and 6,200 administrative positions.

The following table summarizes the activity with respect to the focused cost reduction actions that the Company committed to under the program and the remaining balances in the related reserves as of March 31, 2008:

				Long-lived Asset
		Exit		Impairments
	Severance	Costs		and Inventory	Accelerated
(dollars in millions)	Reserve	Reserve	Total	Write-downs	Depreciation

2004 charges - continuing operations	$405	$95	$500	$156	$152
2004 charges - discontinued operations	13	4	17	1	-
2004 reversals - continuing operations	(6)	(1)	(7)	-	-
2004 utilization	(169)	(47)	(216)	(157)	(152)
2004 other adj. & reclasses	24	(15)	9	-	-
Balance as of 12/31/04	267	36	303	-	-

2005 charges - continuing operations	472	82	554	160	391
2005 charges - discontinued operations	25	2	27	1	-
2005 reversals - continuing operations	(3)	(6)	(9)	-	-
2005 utilization	(377)	(95)	(472)	(161)	(391)
2005 other adj. & reclasses	(113)	4	(109)	-	-
Balance as of 12/31/05	271	23	294	-	-

2006 charges - continuing operations	266	66	332	97	273
2006 charges - discontinued operations	52	3	55	3	12
2006 reversals - continuing operations	(3)	(1)	(4)	-	-
2006 utilization	(416)	(67)	(483)	(100)	(285)
2006 other adj. & reclasses	58	-	58	-	-
Balance as of 12/31/06	228	24	252	-	-

2007 charges - continuing operations	145	129	274	282	107
2007 charges - discontinued operations	20	4	24	-	-
2007 reversals - continuing operations	(1)	-	(1)	-	-
2007 utilization	(289)	(129)	(418)	(282)	(107)
2007 other adj. & reclasses	26	2	28	-	-
Balance as of 12/31/07	129	30	159	-	-

Q1 2008 charges - continuing operations	(12)	2	(10)	-	-
Q1 2008 utilization	(44)	(6)	(50)	-	-
Q1 2008 other adj. & reclasses	7	-	7	-	-
Balance as of 3/31/08	$80	$26	$106	$-	$-

As a result of the initiatives already implemented under the program, severance payments will be paid during periods through 2009 since, in many instances, the employees whose positions were eliminated can elect or are required to receive their payments over an extended period of time.  In addition, certain exit costs, such as long-term lease payments, will be paid over periods throughout 2008 and beyond.

NOTE 9:  RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of the net periodic benefit cost for all major funded and unfunded U.S. and Non-U.S. defined benefit plans for the three months ended March 31 are as follows:

	Three Months Ended March 31,
(in millions)	2008		2007
	U.S.	Non-U.S.	U.S.	Non-U.S.

Service cost	$14	$6	$21	$7
Interest cost	77	57	80	48
Expected return on plan assets	(136)	(68)	(136)	(61)
Amortization of:
Recognized net actuarial loss	1	16	2	19
Pension (income) expense before special termination benefits and curtailments	(44)	11	(33)	13
Special termination benefits	5	1	13	5
Curtailment (gains) losses	(9)	-	-	1
Net pension (income) expense	(48)	12	(20)	19
Other plans including unfunded plans	-	2	-	1
Total net pension (income) expense from continuing operations	$(48)	$14	$(20)	$20

For the three months ended March 31, 2008 and 2007, $6 million and $18 million, respectively, of special termination benefits charges were incurred as a result of the Company's restructuring actions and, therefore, have been included in restructuring costs and other in the Consolidated Statement of Operations.

The Company made contributions (funded plans) or paid benefits (unfunded plans) totaling approximately $23 million relating to its major U.S. and non-U.S. defined benefit pension plans in the first quarter of 2008.  The Company expects its contribution (funded plans) and benefit payment (unfunded plans) requirements for its major U.S. and non-U.S. defined benefit pension plans for the balance of 2008 to be approximately $65 million.

Postretirement benefit cost for the Company's U.S., United Kingdom and Canada postretirement benefit plans, which represent the Company's major postretirement plans, includes:

	Three Months Ended
	March 31,
(in millions)	2008	2007

Service cost	$2	$2
Interest cost	39	41
Amortization of:
Prior service cost	(10)	(11)
Actuarial loss	6	15
Other postretirement benefit cost before curtailments and settlements	37	47
Curtailment gain	(5)	-
Settlement gain	(2)	-
Total net postretirement benefit cost	$30	$47

The Company paid benefits totaling approximately $54 million relating to its U.S., United Kingdom and Canada postretirement benefit plans in the first quarter of 2008.  The Company expects to pay benefits of $154 million for these postretirement plans for the balance of 2008.

Certain of the Company's retirement plans experienced remeasurement events in the first quarter of 2008.  The remeasurement of the plans' obligations during the quarter decreased the Company's recognized defined benefit and other postretirement benefit plan obligation by $67 million.  As a result of the Company’s restructuring actions, the Company recognized net curtailment gains of $10 million in certain of its defined benefit and other postretirement benefit obligation plans that have been included in restructuring costs (curtailment gains) and other in the Consolidated Statement of Operations for the three months ended March 31, 2008.

NOTE 10:  EARNINGS PER SHARE

As a result of the net losses from continuing operations presented for the three months ended March 31, 2008 and 2007, the Company calculated the diluted net loss per share using weighted average basic shares outstanding for the respective periods, as utilizing diluted shares would be anti-dilutive to loss per share.  Therefore, outstanding options to purchase 30.1 million and 32.2 million shares of the Company's common stock were not included in the computation of diluted net loss per share for the three months ended March 31, 2008 and 2007, respectively.

The Company currently has approximately $575 million in contingent convertible notes (the Convertible Securities) outstanding that were issued in October 2003.  Interest on the Convertible Securities accrues at a rate of 3.375% and is payable semi-annually.  Under certain conditions, the Convertible Securities are convertible at an initial conversion rate of 32.2373 shares of the Company's common stock for each $1,000 principal of the Convertible Securities.  The Company's diluted net loss per share excludes the effect of the Convertible Securities, as they were anti-dilutive for all periods presented.

NOTE 11:  SHAREHOLDERS' EQUITY

The Company has 950 million shares of authorized common stock with a par value of $2.50 per share, of which 391 million shares had been issued as of March 31, 2008 and December 31, 2007.  Treasury stock at cost consists of approximately 103 million shares as of March 31, 2008 and December 31, 2007.

NOTE 12:  COMPREHENSIVE INCOME

	Three Months Ended March 31,
(in millions)	2008	2007

Net loss	$(115)	$(151)
Realized and unrealized loss from hedging activity, net of tax	(4)	-
Currency translation adjustments	120	19
Pension and other postretirement benefit plan obligation activity	64	332
Total comprehensive income, net of tax	$65	$200

NOTE 13:  SEGMENT INFORMATION

Kodak Operating Model and Reporting Structure

The Company has three reportable segments: Consumer Digital Imaging Group (CDG), Film, Photofinishing and Entertainment Group (FPEG), and Graphic Communications Group (GCG).  The balance of the Company's continuing operations, which individually and in the aggregate do not meet the criteria of a reportable segment, are reported in All Other.  A description of the segments is as follows:

Consumer Digital Imaging Group Segment (CDG):  CDG encompasses digital cameras, digital devices, such as picture frames, kiosks and related media, snapshot printing, consumer inkjet printing, Kodak Gallery, and imaging sensors.  CDG also includes the licensing activities related to the Company's intellectual property in digital imaging products.

Film, Photofinishing and Entertainment Group Segment (FPEG):  FPEG encompasses consumer and professional film, one-time-use cameras, graphic arts, aerial and industrial film, and entertainment imaging products and services.   In addition, this segment includes paper and output systems, and photofinishing services.  This segment provides consumers, professionals, cinematographers, and other entertainment imaging customers with film-related products and services, and also provides graphic arts film to the graphics industry.

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

Effective January 1, 2008, the Company changed its cost allocation methodologies related to employee benefits and corporate expenses.  For the three months ended March 31, 2008, this change decreased cost of goods sold by $8 million, increased selling, general, and administrative costs by $4 million, and increased research and development costs by $4 million.

The changes in cost allocation methodologies referred to above increased (decreased) segment earnings (losses) from continuing operations before interest, other income (charges), net and income taxes for the three months ended March 31, 2007 as follows:

Three Months Ended
(in millions)	March 31, 2007

Consumer Digital Imaging Group	$(8)
Film, Photofinishing and Entertainment Group	5
Graphic Communications Group	(4)
All Other	7
Consolidated impact	$-

Prior period segment results have been revised to reflect the changes in segment reporting structure and cost allocation methodologies outlined above.

Segment financial information is shown below:

	Three Months Ended March 31,
(in millions)	2008	2007

Net sales from continuing operations:

Consumer Digital Imaging Group	$554	$462
Film, Photofinishing and Entertainment Group	724	830
Graphic Communications Group	812	783
All Other	3	5
Consolidated total	$2,093	$2,080

	Three Months Ended March 31,
(in millions)	2008	2007

(Loss) earnings from continuing operations before interest, other income (charges), net and income taxes:

Consumer Digital Imaging Group	$(111)	$(75)
Film, Photofinishing and Entertainment Group	26	30
Graphic Communications Group	(1)	9
All Other	(4)	(5)
Total of segments	(90)	(41)
Restructuring (costs) curtailment gains and other	10	(151)
Rationalization charges	(1)	-
Other operating income (expenses), net	10	6
Legal settlement	(10)	-
Interest expense	(28)	(25)
Other income (charges), net	35	18
Consolidated loss from continuing operations before income taxes	$(74)	$(193)

(in millions)	As of March 31, 2008	As of December 31, 2007

Segment total assets:

Consumer Digital Imaging Group	$2,374	$2,442
Film, Photofinishing and Entertainment Group	3,676	3,778
Graphic Communications Group	3,869	3,723
All Other	19	17
Total of segments	9,938	9,960
Cash and marketable securities	2,235	2,976
Deferred income tax assets	732	757
Other corporate assets/reserves	(41)	(34)
Consolidated total assets	$12,864	$13,659

NOTE 14:  DISCONTINUED OPERATIONS

The significant components of earnings from discontinued operations, net of income taxes, are as follows:

Three Months
Ended
March 31,
(in millions)	2007

Revenues from Health Group operations	$558
Revenues from HPA operations	39
Total revenues from discontinued operations	$597

Pre-tax income from Health Group operations	$30
Pre-tax income from HPA operations	2
Provision for income taxes related to Health Group and HPA	(8)
Earnings from discontinued operations, net of income taxes	$24

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

The Company recognized a pre-tax gain of $986 million on the sale of the Health Group segment in the second quarter of 2007.  The pre-tax gain excludes the following: up to $200 million of potential future payments related to Onex's return on its investment as noted above; potential charges related to settling pension obligations with Onex in future periods; and any adjustments that may be made in the future that are currently under review.

Upon authorization of the Company's Board of Directors on January 8, 2007, the Company met all the requirements of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," for accounting for the Health Group segment as a discontinued operation.  As such, the Health Group business ceased depreciation and amortization of long-lived assets on that date.

The Company was required to use a portion of the initial $2.35 billion cash proceeds to fully repay its approximately $1.15 billion of Secured Term Debt.  In accordance with EITF No 87-24, “Allocation of Interest to Discontinued Operations,” the Company allocated to discontinued operations the interest expense related to the Secured Term Debt because it was required to be repaid as a result of the sale.  Interest expense allocated to discontinued operations totaled $30 million for the year ended December 31, 2007 and $23 million for the three months ended March 31, 2007.

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

The sale was approved by the Federal Court of Australia on October 18, 2007, and closed on November 2, 2007.  Kodak received $139 million in cash at closing for its shares of HPA, and recognized a pre-tax gain on the sale of $123 million during 2007.  The assets and liabilities held-for-sale were not material in any period presented.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Kodak Operating Model and Reporting Structure

The Company has three reportable segments: Consumer Digital Imaging Group (CDG), Film, Photofinishing and Entertainment Group (FPEG), and Graphic Communications Group (GCG).  Within each of the Company’s reportable segments are various components, or Strategic Product Groups (SPGs).  Throughout the remainder of this document, references to the segments' SPGs are indicated in italics.  The balance of the Company's continuing operations, which individually and in the aggregate do not meet the criteria of a reportable segment, are reported in All Other.  A description of the segments is as follows:

Consumer Digital Imaging Group Segment (CDG):  CDG encompasses digital cameras, digital devices, such as picture frames, kiosks and related media, snapshot printing, consumer inkjet printing, Kodak Gallery, and imaging sensors.  CDG also includes the licensing activities related to the Company's intellectual property in digital imaging products.

Film, Photofinishing and Entertainment Group Segment (FPEG):  FPEG encompasses consumer and professional film, one-time-use cameras, graphic arts, aerial and industrial film, and entertainment imaging products and services.   In addition, this segment also includes paper and output systems, and photofinishing services.  This segment provides consumers, professionals, cinematographers, and other entertainment imaging customers with film-related products and services and also provides graphic arts film to the graphics industry.

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

Effective January 1, 2008, the Company changed its cost allocation methodologies related to employee benefits and corporate expenses.  For the three months ended March 31, 2008, this change decreased cost of goods sold by $8 million, increased selling, general, and administrative costs by $4 million, and increased research and development costs by $4 million.

The changes in cost allocation methodologies referred to above increased (decreased) segment earnings (losses) from continuing operations before interest, other income (charges), net and income taxes for the three months ended March 31, 2007 as follows:

Three Months Ended
(in millions)	March 31, 2007

Consumer Digital Imaging Group	$(8)
Film, Photofinishing and Entertainment Group	5
Graphic Communications Group	(4)
All Other	7
Consolidated impact	$-

Prior period segment results have been revised to reflect the changes in segment reporting structure and cost allocation methodologies outlined above.

Net Sales from Continuing Operations by Reportable Segment and All Other

	Three Months Ended March 31,
(in millions)				Foreign Currency
	2008	2007	Change	Impact*
Consumer Digital Imaging Group
Inside the U.S.	$291	$276	+5%	0%
Outside the U.S.	263	186	+41	+12
Total Consumer Digital Imaging Group	554	462	+20	+5

Film, Photofinishing and Entertainment Group
Inside the U.S.	199	240	-17	0
Outside the U.S.	525	590	-11	+6
Total Film, Photofinishing and Entertainment Group	724	830	-13	+4

Graphic Communications Group
Inside the U.S.	267	278	-4	0
Outside the U.S.	545	505	+8	+10
Total Graphic Communications Group	812	783	+4	+6

All Other
Inside the U.S.	3	4	-25	0
Outside the U.S.	-	1	-	-
Total All Other	3	5	-40	0

Consolidated
Inside the U.S.	760	798	-5	0
Outside the U.S.	1,333	1,282	+4	+8
Consolidated Total	$2,093	$2,080	+1%	+5%

* Represents the percentage point change in segment net sales for the period that is attributable to foreign currency fluctuations

(Loss) Earnings from Continuing Operations Before Interest, Other Income (Charges), Net and Income Taxes by Reportable Segment and All Other

	Three Months Ended March 31,
(in millions)	2008	2007	Change

Consumer Digital Imaging Group	$(111)	$(75)	-48%
Film, Photofinishing and Entertainment Group	26	30	-13%
Graphic Communications Group	(1)	9	-111%
All Other	(4)	(5)	20%
Total of segments	$(90)	$(41)	-120%

Restructuring (costs) curtailment gains and other	10	(151)
Rationalization charges	(1)	-
Other operating income (expenses), net	10	6
Legal settlement	(10)	-
Interest expense	(28)	(25)
Other income (charges), net	35	18
Consolidated loss from continuing operations before income taxes	$(74)	$(193)	+62%

2008 COMPARED WITH 2007

First Quarter

RESULTS OF OPERATIONS – CONTINUING OPERATIONS

CONSOLIDATED

(in millions, except per share data)	Three Months Ended
	March 31,				Increase /
	2008	% of Sales	2007	% of Sales	(Decrease)	% Change

Net sales	$2,093		$2,080		$13	1%
Cost of goods sold	1,669		1,652		17	1%
Gross profit	424	20.3%	428	20.6%	(4)	-1%
Selling, general and administrative expenses	385	18%	394	19%	(9)	-2%
Research and development costs	140	7%	141	7%	(1)	-1%
Restructuring costs (curtailment gains) and other	(10)		85		(95)	-112%
Other operating expenses (income), net	(10)		(6)		(4)	67%
Loss from continuing operations before interest, other income (charges), net and income taxes	(81)	-4%	(186)	-9%	105	56%
Interest expense	28		25		3	12%
Other income (charges), net	35		18		17	94%
Loss from continuing operations before income taxes	(74)		(193)		119	62%
Provision (benefit) for income taxes	40		(18)		58	322%
Loss from continuing operations	(114)	-5%	(175)	-8%	61	35%
(Loss) earnings from discontinued operations, net of income taxes	(1)		24		(25)	-104%
NET LOSS	$(115)		$(151)		$36	24%

	Three Months Ended
	March 31,		Percent Change vs. 2007
	2008 Amount	Change vs. 2007	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net sales	$2,093	0.6%	-1.1%	-3.4%	5.1%	0.0%

Gross profit margin	20.3%	-0.3pp	0.0pp	-3.2pp	0.6pp	2.3pp

Worldwide Revenues

For the three months ended March 31, 2008, net sales increased compared with the same period in 2007 due to foreign exchange and volume increases in both CDG and GCG, partly offset by industry-related volume declines within FPEG and unfavorable price/mix within CDG and GCG.  Digital cameras, digital picture frames, and Inkjet Systems within CDG experienced significant increases in volume over the prior year period.  In addition, within GCG, prepress plates experienced volume increases.  Unfavorable price/mix was primarily driven by digital cameras within CDG, and Document Imaging and prepress plates within GCG.

Gross Profit

Gross profit declined in the first quarter of 2008 in both dollars and as a percentage of sales, due largely to unfavorable price/mix and the sale of inkjet printers during 2008, partially offset by favorable manufacturing and other costs, and favorable foreign exchange as a result of the weak U.S. dollar.  The improvements in manufacturing and other costs were driven by lower restructuring-related charges, partially offset by increased silver and aluminum costs.  The unfavorable price/mix was primarily driven by Digital Capture and Devices within CDG, and Prepress Solutions within GCG.

In the first quarter of 2008, the Company performed an analysis of expected industry-wide declines in the traditional film and paper businesses and its useful lives on related assets.  This analysis indicated that the assets will continue to be used in these businesses for a longer period than previously anticipated.  Based on this analysis, the Company revised the useful lives of certain existing production machinery and equipment, and manufacturing-related buildings effective January 1, 2008.  These assets, which were previously set to fully depreciate by mid-2010, are now being depreciated with estimated useful lives ending from 2011 to 2015.  The change in useful lives reflects the Company’s estimate of future periods to be benefited from the use of the property, plant, and equipment.  As a result of these changes, the Company expects that depreciation expense will be reduced by approximately $108 million of which approximately $96 million will benefit pretax earnings from continuing operations in 2008.  Refer to Note 1, “Basis of Presentation.”

The effect of this change in estimate for the three months ended March 31, 2008 was a reduction in depreciation expense of $28 million, $16 million of which has been recognized in cost of goods sold and is a benefit to loss from continuing operations, and $12 million of which is capitalized as a reduction in inventories at March 31, 2008.  The net impact of this change is a decrease in fully-diluted loss per share of $.06.

Selling, General and Administrative Expenses

The year-over-year decrease in consolidated selling, general and administrative expenses (SG&A) was primarily attributable to Company-wide cost reduction actions, partially offset by unfavorable foreign exchange.

Restructuring Costs (Curtailment Gains) and Other

These costs, as well as the restructuring-related costs reported in cost of goods sold, are discussed under "RESTRUCTURING COSTS (CURTAILMENT GAINS) AND OTHER" below.

Other Operating Expenses (Income), Net

The other operating expenses (income), net category includes gains and losses on sales of capital assets and businesses and certain asset impairment charges.   The year-over-year change in other operating expenses (income), net was largely driven by higher gains on sales of capital assets and businesses in the first quarter of 2008, as compared with 2007.

Other Income (Charges), Net

The other income (charges), net category includes interest income, income and losses from equity investments, and foreign exchange gains and losses.  The increase in other income (charges), net was primarily attributable to higher interest income due to higher year-over-year cash balances resulting from the proceeds on the sale of the Health Group completed in the second quarter of 2007, and was also impacted by higher gains on foreign exchange transactions than in the prior year.

Income Tax (Benefit) Provision

(dollars in millions)	Three Months Ended
	March 31,
	2008	2007
Loss from continuing operations before income taxes	$(74)	$(193)
Provision (benefit) for income taxes	40	(18)
Effective tax rate	(54.1)%	9.3%

The change in the Company’s effective tax rate from continuing operations is primarily attributable to: (1) changes in the amount of losses generated within the U.S. and in certain jurisdictions outside the U.S., which were not benefited, resulting from previously established valuation allowances, (2) changes to the mix of earnings from operations in certain lower-taxed jurisdictions outside the U.S., (3) a benefit recognized during the first quarter of 2007 as a result of the Company reaching a settlement with a taxing authority in a location outside the U.S., and (4) discrete tax charges relating to the impacts from ongoing tax audits with respect to open tax years.

CONSUMER DIGITAL IMAGING GROUP

(dollars in millions)	Three Months Ended
	March 31,				Increase /
	2008	% of Sales	2007	% of Sales	(Decrease)	% Change

Net sales	$554		$462		$92	20%
Cost of goods sold	486		364		122	34%
Gross profit	68	12.3%	98	21.2%	(30)	-31%
Selling, general and administrative expenses	123	22%	111	24%	12	11%
Research and development costs	56	10%	62	13%	(6)	-10%
Loss from continuing operations before interest, other income (charges), net and income taxes	$(111)	-20%	$(75)	-16%	$(36)	-48%

	Three Months Ended
	March 31,		Percent Change vs. 2007
	2008 Amount	Change vs. 2007	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net sales	$554	19.9%	24.9%	-10.0%	5.0%	0.0%

Gross profit margin	12.3%	-8.9pp	0.0pp	-11.2pp	2.9pp	-0.6pp

Worldwide Revenues

Net sales in CDG increased 20% primarily due to increases in Digital Capture and Devices and Consumer Inkjet Systems.  Volume increases were primarily attributable to digital cameras, digital picture frames and inkjet systems, partially offset by negative price/mix within those product lines.

Net worldwide sales of Digital Capture and Devices, which includes consumer digital cameras, digital picture frames, accessories, memory products, snapshot printers and related media, and intellectual property royalties, increased 30% in the first quarter of 2008 as compared with the prior year quarter, primarily reflecting higher digital camera volumes, sales of digital picture frames, which were introduced at the end of the first quarter of 2007, and favorable exchange, partially offset by negative price/mix.

Net worldwide sales of Consumer Inkjet Systems, which includes inkjet printers and related consumables, increased significantly, reflecting the launch of the product line at the end of the first quarter of 2007.

Gross Profit

The decrease in gross profit margin for CDG was primarily attributable to the sale of inkjet printers during 2008, partially offset by favorable foreign exchange.

Intellectual property royalties were flat compared with prior year.  The current quarter results include approximately $32 million related to intellectual property licensing arrangements under which the Company’s continuing obligations are expected to be fulfilled by the end of 2008.  The Company expects to secure other new licensing arrangements, the timing and amounts of which are difficult to predict.

As of March 31, 2008, the Company has approximately $481 million in deferred revenue related to intellectual property licenses.  Of this amount, approximately $131 million is expected to be recognized in the Consolidated Statement of Operations through the remainder of 2008.  The remaining portion of this deferred revenue is being recognized through 2015.

Selling, General and Administrative Expenses

The increase in SG&A expenses for CDG was primarily driven by increased selling expenses to support the inkjet printing category, and unfavorable foreign exchange.

Research and Development Costs

The decrease in R&D costs for CDG was attributable to decreases in spending related to Consumer Inkjet Systems.

FILM, PHOTOFINISHING AND ENTERTAINMENT GROUP

(dollars in millions)	Three Months Ended
	March 31,				Increase /
	2008	% of Sales	2007	% of Sales	(Decrease)	% Change

Net sales	$724		$830		$(106)	-13%
Cost of goods sold	578		657		(79)	-12%
Gross profit	146	20.2%	173	20.8%	(27)	-16%
Selling, general and administrative expenses	104	14%	125	15%	(21)	-17%
Research and development costs	16	2%	18	2%	(2)	-11%
Earnings from continuing operations before interest, other income (charges), net and income taxes	$26	4%	$30	4%	$(4)	-13%

	Three Months Ended
	March 31,		Percent Change vs. 2007
	2008 Amount	Change vs. 2007	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net sales	$724	-12.8%	-18.0%	0.9%	4.3%	0.0%

Gross profit margin	20.2%	-0.6pp	0.0pp	-0.1pp	0.5pp	-1.0pp

Worldwide Revenues

The decrease in FPEG worldwide net sales was comprised of industry-related lower volumes and the effects of the writers’ strike.  These decreases were partially offset by favorable foreign exchange.

Net worldwide sales of Film Capture and Photofinishing decreased 29% and 16%, respectively, in the first quarter of 2008 as compared with the first quarter of 2007, primarily reflecting continuing industry volume declines.

Net worldwide sales for Entertainment Imaging decreased 10% compared with the prior year, primarily reflecting the effects of the writers’ strike.

Gross Profit

The decrease in FPEG gross profit margin was primarily attributable to increased commodity costs, primarily silver, and unfavorable price/mix within Film Capture, partially offset by favorable foreign exchange and the benefit of lower depreciation expense as a result of the change in useful lives.  Refer to Note 1, “Basis of Presentation.”

Selling, General and Administrative Expenses

The decline in SG&A expenses for FPEG was attributable to ongoing efforts to achieve target cost models, partially offset by unfavorable foreign exchange.

GRAPHIC COMMUNICATIONS GROUP

(dollars in millions)	Three Months Ended
	March 31,				Increase /
	2008	% of Sales	2007	% of Sales	(Decrease)	% Change

Net sales	$812		$783		$29	4%
Cost of goods sold	594		564		30	5%
Gross profit	218	26.8%	219	28.0%	(1)	0%
Selling, general and administrative expenses	157	19%	156	20%	1	1%
Research and development costs	62	8%	54	7%	8	15%
(Loss) earnings from continuing operations before interest, other income (charges), net and income taxes	$(1)	0%	$9	1%	$(10)	-111%

	Three Months Ended
	March 31,		Percent Change vs. 2007
	2008 Amount	Change vs. 2007	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net sales	$812	3.7%	1.3%	-3.8%	6.2%	0.0%

Gross profit margin	26.8%	-1.2pp	0.0pp	-0.5pp	-0.9pp	0.2pp

Worldwide Revenues

GCG net sales for the quarter increased 4% as compared with the prior-year quarter.  The favorable impact of higher volumes and foreign exchange were partially offset by unfavorable price/mix.  Volume growth was primarily attributable to prepress plates, Document Imaging, and Enterprise Solutions.

Net worldwide sales of Prepress Solutions increased 3%, primarily driven by increased sales of plates, partially offset by declines in sales of prepress equipment and service.

Net worldwide sales of Document Imaging increased 5% compared with prior year, driven by increased revenue in distributed and production scanners.

Net worldwide sales of Digital Printing Solutions increased 2%, primarily driven by color electrophotographic equipment and consumables, and inkjet consumables, partially offset by inkjet equipment, and black and white electrophotographic equipment.

Net worldwide sales of Enterprise Solutions increased 10%, primarily attributable to revenue growth from portal and production workflow software products.

Gross Profit

The declines in both gross profit dollars and gross profit margin were primarily driven by unfavorable price/mix, largely related to Document Imaging and Prepress Solutions. The decrease in manufacturing and other costs were driven by the Company’s cost reduction initiatives, partially offset by adverse aluminum costs.

Research and Development Costs

The increase in R&D costs for GCG was attributable to new product development within Enterprise Solutions and Digital Printing Solutions.

RESULTS OF OPERATIONS - DISCONTINUED OPERATIONS

For discussion of the results of operations – discontinued operations please refer to Note 14, “Discontinued Operations,” in the Notes to Financial Statements.

RESTRUCTURING COSTS (CURTAILMENT GAINS) AND OTHER

The Company has substantially completed the cost reduction program that was initially announced in January 2004, which was referred to as the “2004–2007 Restructuring Program.”  This program was initially expected to result in total charges of $1.3 billion to $1.7 billion over a three-year period ending in 2006.  Overall, Kodak's worldwide facility square footage was expected to be reduced by approximately one-third, and approximately 12,000 to 15,000 positions worldwide were expected to be eliminated, primarily in global manufacturing, selected traditional businesses, and corporate administration.

As the 2004-2007 Restructuring Program underpinned a dramatic transformation of the Company, the underlying business model necessarily evolved.  This required broader and more costly manufacturing infrastructure reductions (primarily non-cash charges) than originally anticipated, as well as similarly broader rationalization of selling, administrative and other business resources (primarily severance charges).  In addition, the divestiture of the Health Group in the second quarter of 2007 further increased the amount of reductions necessary to appropriately scale the corporate infrastructure.  As a result, the Company expanded the program and increased the expected employment reductions to 28,000 to 30,000 positions and total charges to $3.6 billion to $3.8 billion.

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

During the first quarter ended March 31, 2008, the Company made cash payments of approximately $60 million related to restructuring.  Of this amount $50 million was paid out of restructuring reserves, while $10 million was paid out of reserves for pension and other postretirement liabilities.

The net credit of $10 million was reported as restructuring costs (curtailment gains) and other in the accompanying Consolidated Statement of Operations for the three months ended March 31, 2008.  This credit consisted mainly of net curtailment gains, which are primarily non-cash items.  The Company expects to incur approximately $1 million of additional accelerated depreciation in 2008 as a result of the initiatives already implemented under the program.

The cancellation of 25 position eliminations under the program in the first quarter of 2008 resulted in an adjustment to the expected future annual cash savings of approximately $(3) million, including $(2) million related to R&D and $(1) million related to SG&A.  Based on all of the actions taken to date under the program, annual cost savings of approximately $1,677 million, including annual cash savings of $1,602 million, are expected to be generated, as compared with pre-program levels.  The Company began realizing these savings in the second quarter of 2004, and expects the majority of the savings to be realized by the end of 2008 as most of the actions and severance payouts are completed.  These total cost savings are expected to reduce cost of goods sold, SG&A, and R&D expenses annually by approximately $1,051 million, $472 million, and $154 million, respectively.

These estimates are based primarily on objective data related to the Company's severance actions.  Savings resulting from facility closures and other non-severance actions that are more difficult to quantify are not included.

Under this program, on a life-to-date basis as of March 31, 2008, the Company has recorded charges of $3,387 million, which were composed of severance, long-lived asset impairments, exit costs, inventory write-downs and accelerated depreciation of $1,386 million, $620 million, $387 million, $80 million and $935 million, respectively, less reversals of $(21) million.  The severance costs related to the elimination of approximately 27,625 positions, including approximately 6,750 photofinishing, 13,125 manufacturing, 1,550 research and development and 6,200 administrative positions.

Modest rationalization charges are expected in 2008 and beyond as the Company will continue to explore and execute on cost efficiency opportunities with respect to its sales, manufacturing and administrative infrastructure.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Activity

The Company’s primary uses and sources of cash for the three month period ended March 31, 2008 included a loss from continuing operations, as adjusted for non-cash items of income and expense, restructuring payments, capital additions, working capital needs and employee benefit plan payments/contributions.

Net cash used in operating activities was $768 million for the three months ended March 31, 2008.  The Company’s primary sources of cash from operating activities for the period are a loss from continuing operations, as adjusted for non-cash items of income and expense, which provided $44 million of operating cash.  The Company’s primary uses and sources of cash in operating activities include:

•	Increases in inventories, driven by seasonal build and the introduction of new products, and increased raw material prices;
•	Net decrease in liabilities resulting from payment of trade payables and other accruals from year-end 2007 levels; and
•	Lower receivables due to seasonal collections, which partially offset the decreases described above.

Included in the uses of cash in operating activities discussed above were:

•	Cash expenditures of $60 million primarily for the payment of severance benefits.
•
Contributions (funded plans) or benefit payments (unfunded plans) totaling approximately $23 million relating to major U.S. and non-U.S. defined benefit pension plans.  The Company expects its contribution (funded plans) and benefit payment (unfunded plans) requirements for its major U.S. and non-U.S. defined benefit pension plans for the balance of 2008 to be approximately $65 million.

•
Benefit payments totaling approximately $54 million relating to U.S., United Kingdom and Canada postretirement benefit plans.  The Company expects to pay benefits of $154 million for its U.S., United Kingdom and Canada postretirement plans for the balance of 2008.

Net cash used in investing activities for the three months ended March 31, 2008 includes capital additions of $52 million.  The majority of the spending supports new products, manufacturing productivity and quality improvements, infrastructure improvements, equipment placements with customers, and ongoing environmental and safety initiatives.  Proceeds from sales of businesses and assets in the period provided cash of $55 million.

Net cash provided by financing activities of $11 million was the result of a net increase in borrowings.

The Company believes that its cash flow from operations, in addition to asset sales, will be sufficient to cover its working capital and capital investment needs and the funds required for future debt reduction, restructuring payments, dividend payments, and employee benefit plan payments/contributions.  The Company's cash balances and its financing arrangements will be used to bridge timing differences between expenditures and cash generated from operations.

Short-Term Borrowings

As of March 31, 2008, the Company and its subsidiaries, on a consolidated basis, maintained $1,057 million in committed bank lines of credit and $505 million in uncommitted bank lines of credit to ensure continued access to short-term borrowing capacity.

Secured Credit Facilities

On October 18, 2005 the Company closed on $2.7 billion of Senior Secured Credit Facilities (Secured Credit Facilities) under a new Secured Credit Agreement (Secured Credit Agreement) and associated Security Agreement and Canadian Security Agreement. The Secured Credit Facilities consist of a $1.0 billion 5-Year Committed Revolving Credit Facility (5-Year Revolving Credit Facility) expiring October 18, 2010 and $1.7 billion of Term Loan Facilities (Term Facilities) expiring October 18, 2012.  The Term Facilities were repaid during 2007 and are no longer available for new borrowings.

The 5-Year Revolving Credit Facility can be used by Eastman Kodak Company (U.S. Borrower) for general corporate purposes including the issuance of letters of credit.  Amounts available under the facility can be borrowed, repaid and re-borrowed throughout the term of the facility provided the Company remains in compliance with covenants contained in the Secured Credit Agreement.  As of March 31, 2008, there was no debt outstanding and $138 million of letters of credit issued under this facility.

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

Pursuant to the Secured Credit Agreement and associated Canadian Security Agreement, Eastman Kodak Company and Kodak Graphic Communications Company (KGCC, formerly Creo Americas, Inc.), jointly and severally guarantee the obligations of Kodak Graphic Communications Canada Company (the Canadian Borrower), to the Lenders.  Subsequently, KGCC has been merged into Eastman Kodak Company.  Certain assets of the Canadian Borrower in Canada were also pledged, including, but not limited to, receivables, inventory, equipment, deposit accounts, investments, intellectual property, including patents, trademarks and copyrights, and the capital stock of the Canadian Borrower's Material Subsidiaries.

Interest rates for borrowings under the Secured Credit Agreement are dependent on the Company’s Long Term Senior Secured Credit Rating.  The Secured Credit Agreement contains various affirmative and negative covenants customary in a facility of this type, including two quarterly financial covenants: (1) a consolidated debt for borrowed money to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (subject to adjustments to exclude any extraordinary income or losses, as defined by the Secured Credit Agreement, interest income and certain non-cash items of income and expense) ratio on a rolling four-quarter basis of not greater than 3.50 to 1 as of December 31, 2006 and thereafter, and (2) a consolidated EBITDA to consolidated interest expense (subject to adjustments to exclude interest expense not related to borrowed money) ratio, on a rolling four-quarter basis, of no less than 3.00 to 1.  As of March 31, 2008, the Company was in compliance with all covenants under the Secured Credit Agreement.

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

In addition to the 5-Year Revolving Credit Facility, the Company has other committed and uncommitted lines of credit as of March 31, 2008 totaling $57 million and $505 million, respectively.  These lines primarily support borrowing needs of the Company’s subsidiaries, which include term loans, overdraft coverage, letters of credit and revolving credit lines.  Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market conditions.  Total outstanding borrowings against these other committed and uncommitted lines of credit as of March 31, 2008 were $4 million and $7 million, respectively.  These outstanding borrowings are reflected in the short-term borrowings in the accompanying Consolidated Statement of Financial Position as of March 31, 2008.

As of March 31, 2008, the Company had outstanding letters of credit totaling $140 million and surety bonds in the amount of $82 million primarily to ensure the payment of possible casualty and workers' compensation claims, environmental liabilities, and to support various customs and trade activities.

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

Credit Quality

Moody's and S&P's ratings for the Company, including their outlooks, as of the filing date of this Form 10-Q are as follows:

	Senior		Senior
	Secured	Corporate	Unsecured
	Rating	Rating	Rating	Outlook

Moody's	Ba1	B1	B2	Stable
S&P	BB	B+	B	Stable

On April 23, 2008, Standard & Poor’s (S&P) reconfirmed its ratings and changed its outlook for the Company from negative to stable.  S&P's ratings reflect their concern about the Company's earnings and cash flow prospects in light of the ongoing and rapid deterioration of its traditional consumer imaging business, the unproven long-term profit potential of its consumer digital imaging businesses, its still meaningful cash restructuring costs and its leveraged financial profile.  The stable outlook reflects S&P's view that the Company has substantial liquid resources, leverage is not likely to increase in the near term and discretionary cash flow generation will improve this year because the Company will incur lower cash restructuring payments than it did last year, making a near-term downgrade unlikely.

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

Off-Balance Sheet Arrangements

The Company guarantees debt and other obligations of certain customers.  The debt and other obligations are primarily due to banks and leasing companies in connection with financing of customers' purchases of product and equipment from the Company.  As of March 31, 2008, the following customer guarantees were in place:

(in millions)	As of March 31, 2008
	Maximum Amount	Amount Outstanding

Customer amounts due to banks and leasing companies	$148	$100
Other third-parties	2	-
Total guarantees of customer debt and other obligations	$150	$100

The guarantees for the third party debt, presented in the table above, mature between 2008 and 2013.  The customer financing agreements and related guarantees typically have a term of 90 days for product and short-term equipment financing arrangements, and up to five years for long-term equipment financing arrangements.  These guarantees would require payment from the Company only in the event of default on payment by the respective debtor.  In some cases, particularly for guarantees related to equipment financing, the Company has collateral or recourse provisions to recover and sell the equipment to reduce any losses that might be incurred in connection with the guarantees.

Management believes the likelihood is remote that material payments will be required under any of the guarantees disclosed above.  With respect to the guarantees that the Company issued in the quarter ended March 31, 2008, the Company assessed the fair value of its obligation to stand ready to perform under these guarantees by considering the likelihood of occurrence of the specified triggering events or conditions requiring performance as well as other assumptions and factors.

The Company also guarantees debt owed to banks and other third parties for some of its consolidated subsidiaries.  The maximum amount guaranteed is $613 million, and the outstanding debt under those guarantees, which is recorded within the short-term borrowings and long-term debt, net of current portion components in the accompanying Consolidated Statement of Financial Position, is $223 million.  These guarantees expire between 2008 and 2013.  Pursuant to the terms of the Company's $2.7 billion Senior Secured Credit Agreement dated October 18, 2005, obligations under the $2.7 billion Secured Credit Facilities and other obligations of the Company and its subsidiaries to the $2.7 billion Secured Credit Facilities lenders are guaranteed.

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

The limit of potential future payments is dependent on the funding status of the Plan as it fluctuates over the term of the guarantee.  However, as of March 31, 2008 management believes that performance under this guarantee by Eastman Kodak Company is unlikely.  The funding status of the Plan is included in pension and other postretirement liabilities presented in the Consolidated Statement of Financial Position.

The Company issues indemnifications in certain instances when it sells businesses and real estate, and in the ordinary course of business with its customers, suppliers, service providers and business partners.  Further, the Company indemnifies its directors and officers who are, or were, serving at the Company's request in such capacities.  Historically, costs incurred to settle claims related to these indemnifications have not been material to the Company’s financial position, results of operations or cash flows.  Additionally, the fair value of the indemnifications that the Company issued during the quarter ended March 31, 2008 was not material to the Company’s financial position, results of operations or cash flows.

Other

Refer to Note 6, “Commitments and Contingencies” in the Notes to Financial Statements for discussion regarding the Company’s undiscounted liabilities for environmental remediation costs, asset retirement obligations, and other commitments and contingencies including legal matters.

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this report may be forward-looking in nature, or "forward-looking statements" as defined in the United States Private Securities Litigation Reform Act of 1995.  For example, references to the Company's revenue expectations, cash flow, taxes, portfolio expansion, seasonality of sales, cost of environmental compliance, results of litigation, cost of retirement related benefits, depreciation, asset impairments and savings from rationalization charges are forward-looking statements.

Actual results may differ from those expressed or implied in forward-looking statements.  In addition, any forward-looking statements represent the Company's estimates only as of the date they are made, and should not be relied upon as representing the Company's estimates as of any subsequent date.  While the Company may elect to update forward-looking statements at some point in the future, the Company specifically disclaims any obligation to do so, even if its estimates change.  The forward-looking statements contained in this report are subject to a number of factors and uncertainties, including the successful:

•	execution of the digital growth and profitability strategies, business model and cash plan;
•	management of the Company’s global shared services model including its outsourced functions;
•	implementation of, and performance under, the debt management program, including compliance with the Company's debt covenants;
•	development and implementation of product go-to-market and e-commerce strategies;
•	protection, enforcement and defense of the Company's intellectual property, including defense of its products against the intellectual property challenges of others;
•	execution of intellectual property licensing programs and other strategies;
•	integration of the Company's businesses to SAP, the Company's enterprise system software;
•	execution of the Company’s planned process driven productivity gains;
•	commercialization of the Company’s breakthrough technologies;
•	expansion of the Company’s product portfolios in each of its business segments;
•	ability to accurately predict product, customer and geographic sales mix and seasonal sales trends;
•	reduction of inventories;
•	integration of acquired businesses and consolidation of the Company's subsidiary structure;
•	improvement in manufacturing productivity and techniques;
•	improvement in working capital management and cash conversion cycle;
•	continued availability of essential components and services from concentrated sources of supply;
•	improvement in supply chain efficiency and dependability; and
•	implementation of the strategies designed to address the decline in the Company's traditional businesses.

The forward-looking statements contained in this report are subject to the following additional risk factors:

•	inherent unpredictability of currency fluctuations, commodity prices and raw material costs;
•	competitive actions, including pricing;
•	uncertainty generated by recent volatility in the commercial paper, debt and equity markets;
•	the nature and pace of technology evolution;
•	changes to accounting rules and tax laws, as well as other factors which could impact the Company's reported financial position or effective tax rate;
•	pension and other postretirement benefit cost factors such as actuarial assumptions, market performance, and employee retirement decisions;
•	general economic, business, geo-political and regulatory conditions or unanticipated environmental liabilities or costs;
•	changes in market growth;
•	continued effectiveness of internal controls; and
•	other factors and uncertainties disclosed from time to time in the Company's filings with the Securities and Exchange Commission.

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

Using a sensitivity analysis based on estimated fair value of open foreign currency forward contracts using available forward rates, if the U.S. dollar had been 10% stronger at March 31, 2008 and 2007, the fair value of open forward contracts would have decreased $67 million and increased $11 million, respectively.  Such losses or gains would be substantially offset by gains or losses from the revaluation or settlement of the underlying positions hedged.

Using a sensitivity analysis based on estimated fair value of open silver forward contracts using available forward prices, if available forward silver prices had been 10% lower at March 31, 2008, the fair value of open forward contracts would have decreased $5 million.  Such losses in fair value, if realized, would be offset by lower costs of manufacturing silver-containing products.  There were no open forward contracts hedging silver at March 31, 2007.

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

Using a sensitivity analysis based on estimated fair value of short-term and long-term borrowings, if available market interest rates had been 10% (about 66 basis points) lower at March 31, 2008, the fair value of short-term and long-term borrowings would have increased less than $1 million and $57 million, respectively.  Using a sensitivity analysis based on estimated fair value of short-term and long-term borrowings, if available market interest rates had been 10% (about 64 basis points) lower at March 31, 2007, the fair value of short-term and long-term borrowings would have increased less than $1 million and $62 million, respectively.

The Company’s financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments.  The Company manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties.  The Company has procedures to monitor the credit exposure amounts.  The maximum credit exposure at March 31, 2008 was not significant to the Company.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  The Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  The Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

EASTMAN KODAK COMPANY
(Registrant)

Date:May 1, 2008                                                                  /s/ Diane E. Wilfong
Diane E. Wilfong
Chief Accounting Officer and Controller

Eastman Kodak Company and Subsidiary Companies
Index to Exhibits

Exhibit
Number

(10) F.	Form of Administrative Guide for Leadership Stock Program under the 2005 Omnibus Long-Term Compensation Plan.

(12)	Statement Re Computation of Ratio of Earnings to Fixed Charges.

(31.1)	Certification.

(31.2)	Certification.

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.