Form 10-Q
period 2008-06-30
EASTMAN KODAK CO
filed 2008-07-31
CIK 31235

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]  Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008
or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes    [   ]            No    [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each Class	Number of shares Outstanding at July 25, 2008
Common Stock, $2.50 par value	288,193,433

Eastman Kodak Company
Form 10-Q
June 30, 2008

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

EASTMAN KODAK COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
(in millions, except per share data)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net sales	$2,485	$2,468	$4,578	$4,548
Cost of goods sold	1,900	1,824	3,569	3,476
Gross profit	585	644	1,009	1,072
Selling, general and administrative expenses	435	435	820	829
Research and development costs	142	136	282	277
Restructuring costs (curtailment gains) and other	(3)	295	(13)	380
Other operating (income) expenses, net	(7)	(33)	(17)	(39)
Earnings (loss) from continuing operations before interest expense, other income (charges), net and income taxes	18	(189)	(63)	(375)
Interest expense	26	31	54	56
Other income (charges), net	(5)	23	30	41
Loss from continuing operations before income taxes	(13)	(197)	(87)	(390)
Benefit for income taxes	(213)	(43)	(173)	(61)
Earnings (loss) from continuing operations	200	(154)	86	(329)
Earnings from discontinued operations, net of income taxes	295	729	294	753
NET EARNINGS	$495	$575	$380	$424

Basic net earnings (loss) per share:
Continuing operations	$0.69	$(0.53)	$0.30	$(1.14)
Discontinued operations	1.03	2.53	1.02	2.61
Total	$1.72	$2.00	$1.32	$1.47

Diluted net earnings (loss) per share:
Continuing operations	$0.66	$(0.53)	$0.30	$(1.14)
Discontinued operations	0.96	2.53	1.01	2.61
Total	$1.62	$2.00	$1.31	$1.47

Number of common shares used in basic net earnings (loss) per share	288.2	287.6	288.2	287.5
Incremental shares from assumed issuance of unvested share-based awards	1.6	-	1.5	-
Convertible securities	18.5	-	-	-
Number of common shares used in diluted net earnings (loss) per share	308.3	287.6	289.7	287.5

Cash dividends declared per share	$0.25	$0.25	$0.25	$0.25

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
CONSOLIDATED STATEMENT OF RETAINED EARNINGS (Unaudited)
(in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Retained earnings at beginning of period	$6,348	$5,810	$6,474	$5,967
Net earnings	495	575	380	424
Cash dividends declared	(72)	(72)	(72)	(72)
Gain (loss) from issuance of treasury stock	1	(8)	(10)	(14)
Retained earnings at end of period	$6,772	$6,305	$6,772	$6,305

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
CONSOLIDATED STATEMENT OF FINANCIAL POSITION (Unaudited)
(in millions)	June 30,	December 31,
	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$2,308	$2,947
Receivables, net	1,892	1,939
Inventories, net	1,087	943
Other current assets	222	224
Total current assets	5,509	6,053

Property, plant and equipment, net of accumulated depreciation of $5,572 and $5,516, respectively	1,712	1,811
Goodwill	1,726	1,657
Other long-term assets	4,085	4,138
TOTAL ASSETS	$13,032	$13,659

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other current liabilities	$3,137	$3,794
Short-term borrowings	59	308
Accrued income and other taxes	242	344
Total current liabilities	3,438	4,446

Long-term debt, net of current portion	1,296	1,289
Pension and other postretirement liabilities	3,300	3,444
Other long-term liabilities	1,475	1,451
Total liabilities	9,509	10,630

Commitments and Contingencies (Note 6)

Shareholders' Equity
Common stock, $2.50 par value	978	978
Additional paid in capital	896	889
Retained earnings	6,772	6,474
Accumulated other comprehensive income	627	452
	9,273	8,793
Less: Treasury stock, at cost	5,750	5,764
Total shareholders’ equity	3,523	3,029
TOTAL LIABILITIES AND
SHAREHOLDERS’ EQUITY	$13,032	$13,659

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
	Six Months Ended
	June 30,
(in millions)	2008	2007

Cash flows from operating activities:
Net earnings	$380	$424
Adjustments to reconcile to net cash used in operating activities:
Earnings from discontinued operations, net of income taxes	(294)	(753)
Depreciation and amortization	252	446
Gain on sales of businesses/assets	(5)	(48)
Non-cash restructuring costs, asset impairments and other charges	1	274
Provision for deferred income taxes	102	80
Decrease in receivables	55	49
Increase in inventories	(130)	(149)
Decrease in liabilities excluding borrowings	(921)	(937)
Other items, net	(49)	(81)
Total adjustments	(989)	(1,119)
Net cash used in continuing operations	(609)	(695)
Net cash provided by (used in) discontinued operations	299	(30)
Net cash used in operating activities	(310)	(725)
Cash flows from investing activities:
Additions to properties	(123)	(125)
Net proceeds from sales of businesses/assets	57	116
Acquisitions, net of cash acquired	(35)	(2)
Marketable securities - sales	95	77
Marketable securities - purchases	(96)	(85)
Net cash used in continuing operations	(102)	(19)
Net cash provided by discontinued operations	-	2,335
Net cash (used in) provided by investing activities	(102)	2,316
Cash flows from financing activities:
Proceeds from other borrowings	92	16
Repayment of other borrowings	(329)	(1,166)
Exercise of employee stock options	-	5
Net cash used in financing activities	(237)	(1,145)
Effect of exchange rate changes on cash	10	10
Net (decrease) increase in cash and cash equivalents	(639)	456
Cash and cash equivalents, beginning of period	2,947	1,469
Cash and cash equivalents, end of period	$2,308	$1,925

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

Certain amounts for prior periods have been reclassified to conform to the current period presentation.  Prior period reclassifications relate to changes in the Company’s segment reporting structure and cost allocation methodologies related to employee benefits and corporate expenses.  Refer to Note 12, “Segment Information.”

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

The effect of this change in estimate for the three months ended June 30, 2008 was a reduction in depreciation expense of $27 million, $15 million of which has been recognized in cost of goods sold and is a benefit to earnings from continuing operations.  In addition, $12 million of the reduction in depreciation is capitalized as a reduction in inventories at June 30, 2008.  The net impact of the change to earnings from continuing operations for the three months ended June 30, 2008 is an increase of $27 million, or $.09 on a fully-diluted earnings per share basis.  This includes the $15 million of current quarter depreciation recognized in cost of goods sold, plus $12 million of depreciation from the previous quarter which was capitalized as a reduction in inventories at March 31, 2008, but was recognized in cost of goods sold in the current quarter.

The effect of this change in estimate for the six months ended June 30, 2008 was a reduction in depreciation expense of $55 million, $43 million of which has been recognized in cost of goods sold, and $12 million of which is capitalized as a reduction in inventories at June 30, 2008.  The net impact of this change is an increase in earnings from continuing operations for the six months ended June 30, 2008 of $43 million, or $.15 on a fully-diluted earnings per share basis.

RECENT ACCOUNTING PRONOUNCEMENTS

FASB Statement No. 157

In September 2006, the Financial Accounting Standards Board (FASB) issued the Statement of Financial Accounting Standard (SFAS) No. 157, "Fair Value Measurements," which establishes a comprehensive framework for measuring fair value and expands disclosures about fair value measurements.  Specifically, this Statement sets forth a definition of fair value, and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs.  The Statement defines levels within the hierarchy as follows:

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

The Company adopted the provisions of SFAS No. 157 for financial assets and liabilities as of January 1, 2008.  There was no significant impact to the Company’s Consolidated Financial Statements as a result of this adoption.

The following table sets forth financial assets and liabilities measured at fair value in the Consolidated Statement of Financial Position and the respective levels to which the fair value measurements are classified within the fair value hierarchy as of June 30, 2008:

	Fair Value Measurements at Reporting Date Using
(in millions)	Total Financial Assets & Liabilities	Significant Other Observable Inputs
Description	As of June 30, 2008	(Level 2)

Financial Assets
Foreign currency forward contracts	$16	$16
Total	$16	$16

Financial Liabilities
Foreign currency forward contracts	$(62)	$(62)
Silver forward contracts	(2)	(2)
Total	$(64)	$(64)

Values for the Company’s forward contracts are determined based on the present value of expected future cash flows considering the risks involved and using discount rates appropriate for the duration of the contracts.

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

NOTE 2:  RECEIVABLES, NET

	As of
	June 30,	December 31,
(in millions)	2008	2007

Trade receivables	$1,627	$1,697
Miscellaneous receivables	265	242
Total (net of allowances of $107 and $114 as of June 30, 2008 and December 31, 2007, respectively)	$1,892	$1,939

Of the total trade receivable amounts of $1,627 million and $1,697 million as of June 30, 2008 and December 31, 2007, respectively, approximately $173 million and $266 million, respectively, are expected to be settled through customer deductions in lieu of cash payments.  Such deductions represent rebates owed to the customer and are included in accounts payable and other current liabilities in the accompanying Consolidated Statement of Financial Position at each respective balance sheet date.

NOTE 3:  INVENTORIES, NET

	As of
(in millions)	June 30,	December 31,
	2008	2007

Finished goods	$668	$537
Work in process	237	235
Raw materials	182	171

Total	$1,087	$943

NOTE 4:  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $1,726 million and $1,657 million at June 30, 2008 and December 31, 2007, respectively.  The changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2008 were as follows:

(in millions)	As of June 30, 2008
		Film,
	Consumer	Photofinishing
	Digital Imaging	and Entertainment	Graphic Communications	Consolidated
	Group	Group	Group	Total

Balance as of December 31, 2007	$204	$601	$852	$1,657
Additions	-	-	24	24
Purchase accounting adjustments	-	-	6	6
Currency translation adjustments	3	24	12	39
Balance as of June 30, 2008	$207	$625	$894	$1,726

The aggregate amount of goodwill acquired in the second quarter of 2008 of $24 million was attributable to $14 million for the purchase of Intermate A/S and $10 million for the purchase of Design2Launch, both in the Graphic Communications Group segment.  Refer to Note 13: “Acquisitions.”

Due to the realignment of the Kodak operating model and change in reporting structure, as described in Note 12, “Segment Information,” effective January 1, 2008, the Company reassigned goodwill to its reportable segments using a relative fair value approach as required under SFAS No. 142, "Goodwill and Other Intangible Assets."  Prior period amounts have been restated to reflect this reassignment.

The gross carrying amount and accumulated amortization by major intangible asset category as of June 30, 2008 and December 31, 2007 were as follows:

(in millions)	As of June 30, 2008
	Gross Carrying	Accumulated		Weighted-Average
	Amount	Amortization	Net	Amortization Period
Technology-based	$336	$190	$146	7 years
Customer-related	290	146	144	10 years
Other	59	39	20	9 years
Total	$685	$375	$310	8 years

(in millions)	As of December 31, 2007
	Gross Carrying	Accumulated		Weighted-Average
	Amount	Amortization	Net	Amortization Period
Technology-based	$326	$166	$160	7 years
Customer-related	281	125	156	10 years
Other	82	36	46	8 years
Total	$689	$327	$362	8 years

During the second quarter of 2008, the Company acquired Design2Launch and Intermate A/S.  The intangible assets of $4 million and $7 million, respectively, related to these two acquisitions are included in the balances as of June 30, 2008 above.

During the first quarter of 2008, the Company sold its stake in Lucky Film Co., Ltd. including its rights under a manufacturing exclusivity agreement, which resulted in a decrease in the net intangible asset amount of approximately $25 million.

Amortization expense related to purchased intangible assets for the three months ended June 30, 2008 and 2007 was $20 million and $28 million, respectively.  Amortization expense related to purchased intangible assets for the six months ended June 30, 2008 and 2007 was $40 million and $56 million, respectively.

Estimated future amortization expense related to purchased intangible assets as of June 30, 2008 is as follows (in millions):

2008	$40
2009	76
2010	65
2011	42
2012	27
2013 and thereafter	60
Total	$310

NOTE 5:  INCOME TAXES

In June of 2008, the Company received a tax refund from the U.S. Internal Revenue Service (IRS) of $581 million.  The refund is related to the audit of certain claims filed for tax years 1993-1998, and is composed of a refund of past federal income taxes paid of $306 million and $275 million of interest earned on the refund.

The federal tax refund claim related primarily to a 1994 loss recognized on the Company’s sale of stock of a subsidiary, Sterling Winthrop Inc., which was originally disallowed under IRS regulations in effect at that time.  The IRS subsequently issued revised regulations that served as the basis for this refund.

The refund had a positive impact on the Company’s net earnings of $565 million for the three and six months ended June 30, 2008.  Of the $565 million increase in net earnings, $295 million relates to the 1994 sale of Sterling Winthrop Inc., which is reflected in earnings from discontinued operations, net of income taxes. The balance of $270 million, which represents interest, is reflected in earnings from continuing operations.  The difference between the cash refund received of $581 million and positive net earnings impact of $565 million represents incremental state tax expense incurred and the release of an existing income tax receivable related to the refund.

The Company’s income tax benefit and effective tax rate were as follows:

(dollars in millions)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Loss from continuing operations before income taxes	$(13)	$(197)	$(87)	$(390)
Benefit for income taxes	$(213)	$(43)	$(173)	$(61)
Effective tax rate	1638.5%	21.8%	198.9%	15.6%
Benefit for income taxes @ 35%	$(5)	$(69)	$(30)	$(137)
Difference between tax at effective vs. statutory rate	$(208)	$26	$(143)	$76

For the three and six months ended June 30, 2008, the difference between the Company’s recorded benefit and the benefit that would result from applying the U.S. statutory rate of  35.0% is primarily attributable to:  (1) interest earned on the IRS tax refund, partially offset by (2) losses generated within the U.S. and in certain jurisdictions outside the U.S. that were not benefited due to previously established valuation allowances, (3) the mix of earnings from operations in certain lower-taxed jurisdictions outside the U.S., and (4) discrete tax charges relating to the impacts from ongoing tax audits with respect to open tax years.

For the three and six months ended June 30, 2007, the difference between the Company’s recorded benefit and the benefit that would result from applying the U.S. statutory rate of 35.0% is primarily attributable to: (1) losses generated within the U.S. and in certain jurisdictions outside the U.S. that were not benefited due to valuation allowances, (2) the mix of earnings from operations in certain lower-taxed jurisdictions outside the U.S., and (3) a benefit as a result of tax reserves, audit settlements and interest.

NOTE 6:  COMMITMENTS AND CONTINGENCIES

Environmental

The Company’s undiscounted accrued liabilities for future environmental investigation, remediation, and monitoring costs are composed of the following items:

	As of
(in millions)	June 30,	December 31,
	2008	2007

Kodak Park site, Rochester, NY	$65	$63
Other operating sites	17	19
Former operating sites	22	23
Sites associated with the non-imaging health business sold in 1994	19	20
Total	$123	$125

These amounts are reported in other long-term liabilities in the accompanying Statement of Financial Position.

Cash expenditures for the aforementioned investigation, remediation and monitoring activities are expected to be incurred over the next twenty-eight years for several of the sites.  For these known environmental liabilities, the accrual reflects the Company’s best estimate of the amount it will incur under the agreed-upon or proposed work plans.  The Company’s cost estimates were determined using the ASTM Standard E 2137-06, "Standard Guide for Estimating Monetary Costs and Liabilities for Environmental Matters," and have not been reduced by possible recoveries from third parties.  The overall method includes the use of a probabilistic model which forecasts a range of cost estimates for the remediation required at individual sites.  The projects are closely monitored and the models are reviewed as significant events occur or at least once per year.  The Company’s estimate includes investigations, equipment and operating costs for remediation and long-term monitoring of the sites.  The Company does not believe it is reasonably possible that the losses for the known exposures could exceed the current accruals by material amounts.

The Company is presently designated as a potentially responsible party (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (the Superfund Law), or under similar state laws, for environmental assessment and cleanup costs as the result of the Company’s alleged arrangements for disposal of hazardous substances at eight Superfund sites.  With respect to each of these sites, the Company’s liability is minimal.  In addition, the Company has been identified as a PRP in connection with the non-imaging health businesses in two active Superfund sites.  Numerous other PRPs have also been designated at these sites.  Although the law imposes joint and several liability on PRPs, the Company’s historical experience demonstrates that these costs are shared with other PRPs.  Settlements and costs paid by the Company in Superfund matters to date have not been material.  Future costs are also not expected to be material to the Company’s financial position, results of operations or cash flows.

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

The change in the Company's asset retirement obligations from December 31, 2007 to June 30, 2008 was as follows:

(in millions)

Asset retirement obligations as of December 31, 2007	$64
Liabilities incurred in the current period	5
Liabilities settled in the current period	(8)
Accretion expense	1
Revisions in estimated cash flows	2
Currency translation adjustments	1
Asset retirement obligations as of June 30, 2008	$65

Other Commitments and Contingencies

As of June 30, 2008, the Company had outstanding letters of credit totaling $141 million and surety bonds in the amount of $72 million primarily to ensure the payment of possible casualty and workers’ compensation claims, environmental liabilities, and to support various customs, tax and trade activities.

The Company’s Brazilian operations are involved in labor claims and governmental assessments of indirect and other taxes in various stages of litigation.  The Company is disputing these matters and intends to vigorously defend its position.  Based on the opinion of legal counsel, management does not believe that the ultimate resolution of these matters will materially impact the Company’s results of operations, financial position or cash flows.  The Company routinely assesses all these matters as to the probability of ultimately incurring a liability in its Brazilian operations, and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable.

 The Company and its subsidiaries are involved in various lawsuits, claims, investigations and proceedings, including commercial, customs, employment, environmental, and health and safety matters, which are being handled and defended in the ordinary course of business.  In addition, the Company is subject to various assertions, claims, proceedings and requests for indemnification concerning intellectual property, including patent infringement suits involving technologies that are incorporated in a broad spectrum of the Company’s products.  These matters are in various stages of investigation and litigation and are being vigorously defended.  Although the Company does not expect that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial condition or results of operations, litigation is inherently unpredictable.  Therefore, judgments could be rendered or settlements entered, that could adversely affect the Company’s operating results or cash flow in a particular period.  The Company routinely assesses all its litigation and threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable.

NOTE 7:  GUARANTEES

The Company guarantees debt and other obligations of certain customers.  The debt and other obligations are primarily due to banks and leasing companies in connection with financing of customers' purchases of product and equipment from the Company.  As of June 30, 2008, the following customer guarantees were in place:

(in millions)	As of June 30, 2008
	Maximum Amount	Amount Outstanding

Customer amounts due to banks and leasing companies	$149	$85
Other third-parties	2	1
Total guarantees of customer debt and other obligations	$151	$86

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

Eastman Kodak Company (“EKC”) also guarantees debt owed to banks and other third parties for some of its consolidated subsidiaries.  The maximum amount guaranteed is $574 million, and the outstanding debt under those guarantees, which is recorded within the short-term borrowings and long-term debt, net of current portion components in the accompanying Consolidated Statement of Financial Position, is $224 million.  These guarantees expire in 2008 through 2013.  Pursuant to the terms of the Company's $2.7 billion Senior Secured Credit Agreement dated October 18, 2005, obligations under the $2.7 billion Secured Credit Facilities (the “Credit Facilities”) and other obligations of the Company and its subsidiaries to the Credit Facilities’ lenders are guaranteed.

During the fourth quarter of 2007, EKC issued a guarantee to Kodak Limited (the “Subsidiary”) and the Trustees (the “Trustees”) of the Kodak Pension Plan of the United Kingdom (the “Plan”).  Under this arrangement, EKC guarantees to the Subsidiary and the Trustees the ability of the Subsidiary, only to the extent it becomes necessary to do so, to (1) make contributions to the Plan to ensure sufficient assets exist to make plan benefit payments, and (2) make contributions to the Plan such that it will achieve full funded status by the funding valuation for the period ending December 31, 2015.  The guarantee expires upon the conclusion of the funding valuation for the period ending December 31, 2015 whereby the Plan achieves full funded status or earlier, in the event that the Plan achieves full funded status for two consecutive funding valuation cycles which are typically performed at least every three years.

The limit of potential future payments is dependent on the funding status of the Plan as it fluctuates over the term of the guarantee.  Currently, the Plan’s local funding valuation is in process and expected to be completed by March 2009.  As of June 30, 2008, management believes that performance under this guarantee by EKC is unlikely given expected investment performance and cash available at the Plan’s sponsoring company, Kodak Limited, should future cash contributions be needed.  The funding status of the Plan is included in Pension and other postretirement liabilities presented in the Consolidated Statement of Financial Position.

Indemnifications

The Company issues indemnifications in certain instances when it sells businesses and real estate, and in the ordinary course of business with its customers, suppliers, service providers and business partners.  Further, the Company indemnifies its directors and officers who are, or were, serving at the Company's request in such capacities.  Historically, costs incurred to settle claims related to these indemnifications have not been material to the Company’s financial position, results of operations or cash flows.  Additionally, the fair value of the indemnifications that the Company issued during the quarter ended June 30, 2008 was not material to the Company’s financial position, results of operations or cash flows.

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

(in millions)

Accrued warranty obligations as of December 31, 2007	$44
Actual warranty experience during 2008	(24)
2008 warranty provisions	26
Accrued warranty obligations as of June 30, 2008	$46

The Company also offers its customers extended warranty arrangements that are generally one year, but may range from three months to three years after the original warranty period.  The Company provides repair services and routine maintenance under these arrangements.  The Company has not separated the extended warranty revenues and costs from the routine maintenance service revenues and costs, as it is not practicable to do so.  Therefore, these revenues and costs have been aggregated in the discussion that follows.  Costs incurred under these arrangements for the six months ended June 30, 2008 amounted to $89 million.  The change in the Company's deferred revenue balance in relation to these extended warranty and maintenance arrangements from December 31, 2007 to June 30, 2008, which is reflected in accounts payable and other current liabilities in the accompanying Consolidated Statement of Financial Position, was as follows:

(in millions)

Deferred revenue as of December 31, 2007	$148
New extended warranty and maintenance arrangements in 2008	188
Recognition of extended warranty and maintenance arrangement revenue in 2008	(182)
Deferred revenue as of June 30, 2008	$154

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

Restructuring Program Summary

The activity in the accrued restructuring balances and the non-cash charges and credits incurred in relation to the 2004-2007 Restructuring Program were as follows for the second quarter of 2008:

						Other
	Balance					Adjustments	Balance
	March 31,	Costs		Cash	Non-cash	and	June 30,
(in millions)	2008	Incurred	Reversals	Payments	Settlements	Reclasses (1)	2008

Severance and curtailments	$80	$(3)	$-	$(24)	$-	$3	$56
Exit costs	26	2	(3)	(6)	-	2	21
Total reserve	$106	$(1)	$(3)	$(30)	$-	$5	$77

Long-lived asset impairments and inventory write-downs	$-	$1	$-	$-	$(2)	$1	$-
Accelerated depreciation	$-	$2	$-	$-	$(2)	$-	$-

Total of 2004-2007 Program	$106	$2	$(3)	$(30)	$(4)	$6	$77

(1)
The Other Adjustments and Reclasses of $6 million represent adjustments to the restructuring reserve including (1) environmental remediation credits of $2 million, and (2) additions to the reserve of $4 million for on-going rationalization charges, including $3 million for severance and $1 million for asset impairments.  The $4 million of on-going rationalization charges is reported as follows in the accompanying Consolidated Statement of Operations for the three months ended June 30, 2008:  $2 million in selling, general and administrative expenses, and $2 million in cost of goods sold.

The net credit of $1 million, after reversals, for the three months ended June 30, 2008, includes $2 million of charges related to accelerated depreciation that were reported in cost of goods sold in the accompanying Consolidated Statement of Operations for the three months ended June 30, 2008.  The remaining costs were reported as restructuring costs (curtailment gains) and other in the accompanying Consolidated Statement of Operations for the three months ended June 30, 2008.  The severance and exit costs require the outlay of cash, while long-lived asset impairments, accelerated depreciation and inventory write-downs represent non-cash items.

The Company implemented certain actions related to the 2004-2007 Restructuring Program during the second quarter of 2008.  As a result of these actions, the Company recorded a net credit of $1 million in the second quarter of 2008, which was composed of net curtailment gains of $1 million, severance credits of $2 million, long-lived asset impairments of $1 million, exit costs of $2 million and accelerated depreciation of $2 million.  In addition, the Company reversed $3 million of exit cost reserves as environmental remediation and other costs associated with the Harrow manufacturing facility reduction were less than anticipated.  The $2 million of severance credits related to the cancellation of 50 position eliminations due to staffing realignment.  These positions were primarily related to 25 research and development positions and 25 manufacturing positions.  The geographic composition of these positions includes approximately 25 in the U.S. and Canada and 25 throughout the rest of the world.

The $2 million of charges for accelerated depreciation relates to long-lived assets accounted for under the held-and-used model of SFAS No. 144.  The total amount of $2 million relates to manufacturing facilities and equipment.  The Company will incur approximately $1 million of accelerated depreciation in the third quarter of 2008 as a result of initiatives already implemented under the 2004-2007 Restructuring Program.

Under this program, on a life-to-date basis as of June 30, 2008, the Company has recorded charges of $3,386 million, which was composed of severance, long-lived asset impairments, exit costs, inventory write-downs and accelerated depreciation of $1,383 million, $621 million, $389 million, $80 million and $937 million, respectively, less reversals of $24 million.  The severance costs related to the elimination of approximately 27,575 positions, including approximately 6,750 photofinishing, 13,100 manufacturing, 1,525 research and development and 6,200 administrative positions.

The following table summarizes the activity with respect to the focused cost reduction actions that the Company committed to under the program and the remaining balances in the related reserves as of June 30, 2008:

				Long-lived Asset
		Exit		Impairments
	Severance	Costs		and Inventory	Accelerated
(dollars in millions)	Reserve	Reserve	Total	Write-downs	Depreciation

2004 charges - continuing operations	$405	$95	$500	$156	$152
2004 charges - discontinued operations	13	4	17	1	-
2004 reversals - continuing operations	(6)	(1)	(7)	-	-
2004 utilization	(169)	(47)	(216)	(157)	(152)
2004 other adj. & reclasses	24	(15)	9	-	-
Balance as of 12/31/04	267	36	303	-	-

2005 charges - continuing operations	472	82	554	160	391
2005 charges - discontinued operations	25	2	27	1	-
2005 reversals - continuing operations	(3)	(6)	(9)	-	-
2005 utilization	(377)	(95)	(472)	(161)	(391)
2005 other adj. & reclasses	(113)	4	(109)	-	-
Balance as of 12/31/05	271	23	294	-	-

2006 charges - continuing operations	266	66	332	97	273
2006 charges - discontinued operations	52	3	55	3	12
2006 reversals - continuing operations	(3)	(1)	(4)	-	-
2006 utilization	(416)	(67)	(483)	(100)	(285)
2006 other adj. & reclasses	58	-	58	-	-
Balance as of 12/31/06	228	24	252	-	-

2007 charges - continuing operations	145	129	274	282	107
2007 charges - discontinued operations	20	4	24	-	-
2007 reversals - continuing operations	(1)	-	(1)	-	-
2007 utilization	(289)	(129)	(418)	(282)	(107)
2007 other adj. & reclasses	26	2	28	-	-
Balance as of 12/31/07	129	30	159	-	-

Q1 2008 charges - continuing operations	(12)	2	(10)	-	-
Q1 2008 utilization	(44)	(6)	(50)	-	-
Q1 2008 other adj. & reclasses	7	-	7	-	-
Balance as of 3/31/08	80	26	106	-	-

Q2 2008 charges - continuing operations	(3)	2	(1)	1	2
Q2 2008 reversals - continuing operations	-	(3)	(3)	-	-
Q2 2008 utilization	(24)	(6)	(30)	(2)	(2)
Q2 2008 other adj. & reclasses	3	2	5	1	-
Balance as of 6/30/08	$56	$21	$77	$-	$-

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

The net credit of $1 million recorded in the second quarter of 2008 included charges of $1 million applicable to CDG and a net credit of $2 million applicable to GCG.

NOTE 9:  RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of the net periodic benefit cost for all major funded and unfunded U.S. and Non-U.S. defined benefit plans for the three and six months ended June 30, are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2008		2007		2008		2007
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.

Service cost	$13	$6	$18	$7	$27	$12	$39	$14
Interest cost	77	57	78	50	154	114	158	98
Expected return on plan assets	(136)	(69)	(136)	(61)	(272)	(137)	(272)	(122)
Amortization of:
Recognized net actuarial loss	1	16	1	15	2	32	3	34
Pension (income) expense before special termination benefits and curtailments	(45)	10	(39)	11	(89)	21	(72)	24
Special termination benefits	1	-	15	2	6	1	28	7
Curtailment gains	(3)	-	(15)	(4)	(12)	-	(15)	(3)
Settlement gains	-	-	(38)	(4)	-	-	(38)	(4)
Net pension (income) expense	(47)	10	(77)	5	(95)	22	(97)	24
Other plans including unfunded plans	-	3	-	2	-	5	-	3
Total net pension (income) expense from continuing operations	$(47)	$13	$(77)	$7	$(95)	$27	$(97)	$27

For the three months ended June 30, 2008 and 2007, $1 million and $17 million, respectively, of special termination benefits charges were incurred as a result of the Company's restructuring actions and, therefore, have been included in restructuring costs and other in the Consolidated Statement of Operations.

The Company made contributions (funded plans) or paid benefits (unfunded plans) totaling approximately $24 million relating to its major U.S. and non-U.S. defined benefit pension plans in the second quarter of 2008.  The Company expects its contribution (funded plans) and benefit payment (unfunded plans) requirements for its major U.S. and non-U.S. defined benefit pension plans for the balance of 2008 to be approximately $44 million.

The amounts of the Company’s overfunded pension plans were $2,559 million and $2,454 million as of June 30, 2008 and December 31, 2007, respectively, which are included in Other long-term assets on the Company’s Consolidated Statement of Financial Position.

Postretirement benefit cost for the Company's U.S., United Kingdom and Canada postretirement benefit plans, which represent the Company's major postretirement plans, includes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2008	2007	2008	2007

Service cost	$2	$2	$4	$4
Interest cost	39	41	78	82
Amortization of:
Prior service credit	(10)	(9)	(20)	(20)
Actuarial loss	5	12	11	27
Other postretirement benefit cost before curtailments and settlements	36	46	73	93
Curtailment gain	(2)	(5)	(7)	(5)
Settlement gain	-	-	(2)	-
Total net postretirement benefit cost	$34	$41	$64	$88

The Company paid benefits totaling approximately $44 million relating to its U.S., United Kingdom and Canada postretirement benefit plans in the second quarter of 2008.  The Company expects to pay benefits of $102 million for these postretirement plans for the balance of 2008.

Certain of the Company's retirement plans experienced remeasurement events in the second quarter of 2008.  The remeasurement of the plans' obligations during the quarter decreased the Company's recognized defined benefit and other postretirement benefit plan obligation by $16 million.  As a result of the Company’s restructuring actions, the Company recognized net curtailment gains of $1 million in certain of its defined benefit and other postretirement benefit obligation plans that have been included in restructuring costs (curtailment gains) and other in the Consolidated Statement of Operations for the three months ended June 30, 2008.

NOTE 10:  EARNINGS PER SHARE

For the three and six months ended June 30, 2008, the Company calculated diluted net earnings per share excluding the assumed conversion of outstanding options to purchase 23.0 million and 26.6 million shares, respectively, of the Company’s common stock.  These options were excluded in the computation of diluted net earnings per share because the options’ exercise prices were greater than the average market price of the common shares for each of these periods.

As a result of the net losses from continuing operations presented for the three and six months ended June 30, 2007, the Company calculated the diluted net earnings per share using weighted average basic shares outstanding for the respective periods, as utilizing diluted shares would be anti-dilutive.  Therefore, outstanding options to purchase 30.0 million shares of the Company's common stock were not included in the computation of diluted net earnings per share for the three and six months ended June 30, 2007.

The Company currently has $575 million in contingent convertible notes (the Convertible Securities) outstanding that were issued in October 2003.  Interest on the Convertible Securities accrues at a rate of 3.375% and is payable semi-annually.  Under certain conditions, the Convertible Securities are convertible at an initial conversion rate of 32.2373 shares of the Company's common stock for each $1,000 principal of the Convertible Securities.  The Company's diluted net earnings per share for the three and six months ended June 30, 2007 and the six months ended June 30, 2008 excludes the effect of the Convertible Securities, as they were anti-dilutive for each of these periods.  Diluted net earnings per share for the three months ended June 30, 2008 includes the effect of the convertible securities, as they were dilutive to earnings per share.

The following tables set forth the computations of basic and diluted earnings (loss) from continuing operations per share of common stock for the three and six months ended June 30, 2008:

	For the Three Months Ended
	June 30, 2008

(in millions)	Earnings (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS:
Earnings (loss) from continuing operations available to common stockholders	$200	288.2	$0.69

Effect of dilutive securities:
Unvested share-based awards	$-	1.6
Convertible securities	$5	18.5

Diluted EPS:
Adjusted earnings (loss) from continuing operations available to common stockholders and assumed issuances and conversions	$205	308.3	$0.66

	For the Six Months Ended
	June 30, 2008

(in millions)	Earnings (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS:
Earnings (loss) from continuing operations available to common stockholders	$86	288.2	$0.30

Effect of dilutive securities:
Unvested share-based awards	$-	1.5

Diluted EPS:
Adjusted earnings (loss) from continuing operations available to common stockholders and assumed issuances and conversions	$86	289.7	$0.30

NOTE 11:  SHAREHOLDERS' EQUITY

The Company has 950 million shares of authorized common stock with a par value of $2.50 per share, of which 391 million shares had been issued as of June 30, 2008 and December 31, 2007.  Treasury stock at cost consists of approximately 103 million shares as of June 30, 2008 and December 31, 2007.

Share Repurchase Program

In June 2008, the Company’s Board of Directors authorized a new program to repurchase shares of the Company’s outstanding common stock for cash.  The Board approved the repurchase of shares having an aggregate market value of up to $1.0 billion, depending on market conditions and other factors.  Under the terms of this program, the Company may repurchase shares in open market purchases or through privately negotiated transactions, based on the determination of the Company’s management, through the end of 2009.  The share repurchase program does not obligate the Company to repurchase any dollar amount or number of shares of its common stock, and the program may be extended, modified, suspended, or discontinued at any time.  No share repurchases were made under the program as of June 30, 2008.

Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2008	2007	2008	2007

Net earnings	$495	$575	$380	$424
Realized and unrealized loss from hedging activity, net of tax	(7)	-	(11)	-
Currency translation adjustments	(29)	15	91	34
Pension and other postretirement benefit plan obligation activity, net of tax	31	357	95	689
Total comprehensive income, net of tax	$490	$947	$555	$1,147

NOTE 12:  SEGMENT INFORMATION

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

Consumer Digital Imaging Group Segment (CDG):  CDG encompasses digital cameras, digital devices, such as picture frames, snapshot printers and related media, kiosks and related media, APEX drylab systems which were introduced in the second quarter of 2008, consumer inkjet printing, Kodak Gallery, and imaging sensors.  The APEX drylab system provides an alternative to traditional photofinishing processing at retail locations.  CDG also includes the licensing activities related to the Company's intellectual property in digital imaging products.

Film, Photofinishing and Entertainment Group Segment (FPEG):  FPEG encompasses consumer and professional film, one-time-use cameras, graphic arts film, aerial and industrial film, and entertainment imaging products and services.   In addition, this segment includes paper and output systems, and photofinishing services.  This segment provides consumers, professionals, cinematographers, and other entertainment imaging customers with film-related products and services, and also provides graphic arts film to the graphics industry.

Graphic Communications Group Segment (GCG): GCG serves a variety of customers in the creative, in-plant, data center, commercial printing, packaging, newspaper and digital service bureau market segments with a range of software, media and hardware products that provide customers with a variety of solutions for prepress equipment, workflow software, digital and traditional printing, document scanning and multi-vendor services.  Products and related services include workflow software and digital controller development; digital printing, which includes continuous inkjet and electrophotographic products, including equipment, consumables and service; prepress consumables; output devices; proofing hardware, media and software; and document scanners.

All Other:  All Other is composed of Kodak's display business and other small, miscellaneous businesses.

Effective January 1, 2008, the Company changed its cost allocation methodologies related to employee benefits and corporate expenses.  For the three months ended June 30, 2007, this change decreased cost of goods sold by $7 million, increased selling, general, and administrative costs by $4 million, and increased research and development costs by $3 million.  For the six months ended June 30, 2007, this change decreased cost of goods sold by $15 million, increased selling, general, and administrative costs by $8 million, and increased research and development costs by $7 million.

Prior period segment results have been revised to reflect the changes in segment reporting structure and cost allocation methodologies outlined above.

The changes in cost allocation methodologies referred to above increased (decreased) segment operating results for the three and six months ended June 30, 2007 as follows:

	Three Months Ended	Six Months Ended
(in millions)	June 30, 2007	June 30, 2007

Consumer Digital Imaging Group	$(7)	$(15)
Film, Photofinishing and Entertainment Group	7	12
Graphic Communications Group	(7)	(11)
All Other	7	14
Consolidated impact	$-	$-

Segment financial information is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2008	2007	2008	2007

Net sales from continuing operations:

Consumer Digital Imaging Group	$756	$647	$1,310	$1,109
Film, Photofinishing and Entertainment Group	847	980	1,571	1,810
Graphic Communications Group	880	840	1,692	1,623
All Other	2	1	5	6
Consolidated total	$2,485	$2,468	$4,578	$4,548

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2008	2007	2008	2007

(Loss) earnings from continuing operations before interest expense, other income (charges), net and income taxes:

Consumer Digital Imaging Group	$(49)	$(51)	$(160)	$(126)
Film, Photofinishing and Entertainment Group	54	121	80	151
Graphic Communications Group	13	29	12	38
All Other	(4)	(5)	(8)	(10)
Total of segments	14	94	(76)	53
Restructuring (costs) curtailment gains and other	1	(316)	11	(467)
Rationalization charges	(4)	-	(5)	-
Other operating income (expenses), net	7	33	17	39
Legal settlement	-	-	(10)	-
Interest expense	(26)	(31)	(54)	(56)
Other income (charges), net	(5)	23	30	41
Consolidated loss from continuing operations before income taxes	$(13)	$(197)	$(87)	$(390)

(in millions)	As of June 30, 2008	As of December 31, 2007

Segment total assets:

Consumer Digital Imaging Group	$2,453	$2,442
Film, Photofinishing and Entertainment Group	3,640	3,778
Graphic Communications Group	3,905	3,723
All Other	9	17
Total of segments	10,007	9,960
Cash and marketable securities	2,335	2,976
Deferred income tax assets	682	757
Other corporate assets/reserves	8	(34)
Consolidated total assets	$13,032	$13,659

NOTE 13: ACQUISITIONS

On April 4, 2008, the Company announced that it had completed the acquisition of Design2Launch (D2L), a developer of collaborative end-to-end digital workflow solutions for marketers, brand owners and creative teams.  D2L is part of the Company’s Graphic Communications Group segment.

On April 10, 2008, the Company announced that it had completed the acquisition of Intermate A/S, a global supplier of remote monitoring and print connectivity solutions used extensively in transactional printing.  Intermate A/S is part of the Company’s Graphic Communications Group segment.

The two acquisitions had an aggregate purchase price of approximately $36 million and were individually immaterial to the Company’s financial position as of June 30, 2008, and its results of operations and cash flows for the three and six months ended June 30, 2008.

NOTE 14:  DISCONTINUED OPERATIONS

The significant components of earnings from discontinued operations, net of income taxes, are as follows:

(in millions)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues from Health Group operations	$-	$196	$-	$754
Revenues from HPA operations	-	43	-	82
Total revenues from discontinued operations	$-	$239	$-	$836

Pre-tax income from Health Group operations	$-	$4	$-	$34
Pre-tax gain on sale of Health Group segment	-	980	-	980
Pre-tax income from HPA operations	-	3	-	5
Benefit (provision) for income taxes related to discontinued operations	295	(258)	295	(266)
All other items, net	-	-	(1)	-
Earnings from discontinued operations, net of income taxes	$295	$729	$294	$753

Tax Refund

In the second quarter of 2008, the Company received a tax refund from the U.S. Internal Revenue Service.  The refund was related to the audit of certain claims filed for tax years 1993-1998.  A portion of the refund related to past federal income taxes paid in relation to the 1994 sale of a subsidiary, Sterling Winthrop Inc., which was reported in discontinued operations.  The refund had a positive impact on the Company’s earnings from discontinued operations, net of income taxes, for the three and six months ended June 30, 2008 of $295 million.  Please refer to Note 5, “Income Taxes,” for further discussion of the tax refund.

Health Group

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

The Company recognized a pre-tax gain of $980 million on the sale of the Health Group segment in the second quarter of 2007.  The pre-tax gain excluded the following: up to $200 million of potential future payments related to Onex's return on its investment as noted above; potential charges or credits related to settling pension obligations with Onex in future periods; and any adjustments that may be made in the future that are currently under review.

The Company was required to use a portion of the initial $2.35 billion cash proceeds to fully repay its approximately $1.15 billion of Secured Term Debt.  In accordance with EITF No 87-24, “Allocation of Interest to Discontinued Operations,” the Company allocated to discontinued operations the interest expense related to the Secured Term Debt because it was required to be repaid as a result of the sale.  Interest expense allocated to discontinued operations totaled $7 million and $30 million for the three and six months ended June 30, 2007, respectively.

HPA

On October 17, 2007, the shareholders of Hermes Precisa Pty. Ltd. (“HPA”), a majority owned subsidiary of Kodak (Australasia) Pty. Ltd., a wholly owned subsidiary of the Company, approved an agreement to sell all of the shares of HPA to Salmat Limited.  The sale was approved by the Federal Court of Australia on October 18, 2007, and closed on November 2, 2007.  Kodak received $139 million in cash at closing for its shares of HPA, and recognized a pre-tax gain on the sale of $123 million during the fourth quarter of 2007.  HPA, a publicly traded Australian company, is a provider of outsourced services in business communication and data processes and was formerly reported within the Company’s Graphic Communications Group segment.

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

Consumer Digital Imaging Group Segment (CDG):  CDG encompasses digital cameras, digital devices such as picture frames, snapshot printers and related media, kiosks and related media, APEX drylab systems which were introduced in the second quarter of 2008, consumer inkjet printing, Kodak Gallery, and imaging sensors.  The APEX drylab system provides an alternative to traditional photofinishing processing at retail locations.  CDG also includes the licensing activities related to the Company's intellectual property in digital imaging products.

Film, Photofinishing and Entertainment Group Segment (FPEG):  FPEG encompasses consumer and professional film, one-time-use cameras, graphic arts film, aerial and industrial film, and entertainment imaging products and services.   In addition, this segment also includes paper and output systems, and photofinishing services.  This segment provides consumers, professionals, cinematographers, and other entertainment imaging customers with film-related products and services and also provides graphic arts film to the graphics industry.

Graphic Communications Group Segment (GCG): GCG serves a variety of customers in the creative, in-plant, data center, commercial printing, packaging, newspaper and digital service bureau market segments with a range of software, media and hardware products that provide customers with a variety of solutions for prepress equipment, workflow software, digital and traditional printing, document scanning, and multi-vendor services.  Products and related services include workflow software and digital controller development; digital printing, which includes continuous inkjet and electrophotographic products, including equipment, consumables and service; prepress consumables; output devices; proofing hardware, media and software; and document scanners.

All Other:  All Other is composed of Kodak's display business and other small, miscellaneous businesses.

Effective January 1, 2008, the Company changed its cost allocation methodologies related to employee benefits and corporate expenses.  For the three months ended June 30, 2007, this change decreased cost of goods sold by $7 million, increased selling, general, and administrative costs by $4 million, and increased research and development costs by $3 million.  For the six months ended June 30, 2007, this change decreased cost of goods sold by $15 million, increased selling, general, and administrative costs by $8 million, and increased research and development costs by $7 million.

Prior period segment results have been revised to reflect the changes in segment reporting structure and cost allocation methodologies outlined above.

The changes in cost allocation methodologies referred to above increased (decreased) segment operating results for the three and six months ended June 30, 2007 as follows:

	Three Months Ended	Six Months Ended
(in millions)	June 30, 2007	June 30, 2007

Consumer Digital Imaging Group	$(7)	$(15)
Film, Photofinishing and Entertainment Group	7	12
Graphic Communications Group	(7)	(11)
All Other	7	14
Consolidated impact	$-	$-

Net Sales from Continuing Operations by Reportable Segment and All Other

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)				Foreign Currency				Foreign Currency
	2008	2007	Change	Impact*	2008	2007	Change	Impact*
Consumer Digital Imaging Group
Inside the U.S.	$401	$379	+6%	0%	$692	$655	+6%	0%
Outside the U.S.	355	268	+32	+10	618	454	+36	+11
Total Consumer Digital Imaging Group	756	647	+17	+4	1,310	1,109	+18	+5

Film, Photofinishing and Entertainment Group
Inside the U.S.	237	286	-17	0	436	526	-17	0
Outside the U.S.	610	694	-12	+6	1,135	1,284	-12	+6
Total Film, Photofinishing and Entertainment Group	847	980	-14	+5	1,571	1,810	-13	+4

Graphic Communications Group
Inside the U.S.	273	301	-9	0	540	579	-7	0
Outside the U.S.	607	539	+13	+12	1,152	1,044	+10	+11
Total Graphic Communications Group	880	840	+5	+8	1,692	1,623	+4	+7

All Other
Inside the U.S.	2	1	-	-	5	5	-	-
Outside the U.S.	-	-	-	-	-	1	-	-
Total All Other	2	1	-	-	5	6	-	-

Consolidated
Inside the U.S.	913	967	-6	0	1,673	1,765	-5	0
Outside the U.S.	1,572	1,501	+5	+9	2,905	2,783	+4	+9
Consolidated Total	$2,485	$2,468	+1%	+6%	$4,578	$4,548	+1%	+5%

* Represents the percentage point change in segment net sales for the period that is attributable to foreign currency fluctuations

(Loss) Earnings from Continuing Operations Before Interest Expense, Other Income (Charges), Net and Income Taxes by Reportable Segment and All Other

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2008	2007	Change	2008	2007	Change

Consumer Digital Imaging Group	$(49)	$(51)	+4%	$(160)	$(126)	-27%
Film, Photofinishing and Entertainment Group	54	121	-55%	80	151	-47%
Graphic Communications Group	13	29	-55%	12	38	-68%
All Other	(4)	(5)	+20%	(8)	(10)	+20%
Total of segments	$14	$94	-85%	$(76)	$53	-243%

Restructuring (costs) curtailment gains and other	1	(316)		11	(467)
Rationalization charges	(4)	-		(5)	-
Other operating income (expenses), net	7	33		17	39
Legal settlement	-	-		(10)	-
Interest expense	(26)	(31)		(54)	(56)
Other income (charges), net	(5)	23		30	41
Consolidated loss from continuing operations before income taxes	$(13)	$(197)	+93%	$(87)	$(390)	+78%

2008 COMPARED WITH 2007

Second Quarter

RESULTS OF OPERATIONS – CONTINUING OPERATIONS

CONSOLIDATED

(in millions, except per share data)	Three Months Ended
	June 30,
	2008	% of Sales	2007	% of Sales	Increase / (Decrease)	% Change

Net sales	$2,485		$2,468		$17	1%
Cost of goods sold	1,900		1,824		76	4%
Gross profit	585	23.5%	644	26.1%	(59)	-9%
Selling, general and administrative expenses	435	18%	435	18%	-	0%
Research and development costs	142	6%	136	6%	6	4%
Restructuring costs (curtailment gains) and other	(3)		295		(298)	101%
Other operating expenses (income), net	(7)		(33)		26	-79%
Earnings (loss) from continuing operations before interest expense, other income (charges), net and income taxes	18	1%	(189)	-8%	207	110%
Interest expense	26		31		(5)	-16%
Other income (charges), net	(5)		23		(28)	-122%
Loss from continuing operations before income taxes	(13)		(197)		184	93%
Benefit for income taxes	(213)		(43)		(170)	395%
Earnings (loss) from continuing operations	200	8%	(154)	-6%	354	230%
Earnings from discontinued operations, net of income taxes	295		729		(434)	-60%
NET EARNINGS	$495		$575		$(80)	-14%

	Three Months Ended
	June 30,		Percent Change vs. 2007
	2008 Amount	Change vs. 2007	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net sales	$2,485	0.7%	2.8%	-7.7%	5.6%	n/a

Gross profit margin	23.5%	-2.6pp	n/a	-8.2pp	1.6pp	4.0pp

Worldwide Revenues

For the three months ended June 30, 2008, net sales increased compared with the same period in 2007 due to favorable foreign exchange across all segments and volume increases in CDG, partly offset by industry-related volume declines driven largely by consumer film within FPEG and unfavorable price/mix within all three segments.  Digital cameras, digital picture frames, and Consumer Inkjet Systems within CDG experienced significant increases in volume over the prior year period.  In addition, prepress digital plates within GCG experienced volume increases.  Unfavorable price/mix was primarily driven by Consumer Inkjet Systems and Digital Capture and Devices within CDG, Traditional Photofinishing within FPEG, and Digital Printing Solutions and Document Imaging within GCG.

Gross Profit

Gross profit declined in the second quarter of 2008 in both dollars and as a percentage of sales, due largely to unfavorable price/mix across all segments and the effects of declines in sales volume in Film Capture within FPEG, partially offset by reductions in manufacturing and other costs within Consumer Inkjet Systems and Digital Capture and Devices within CDG, and favorable foreign exchange as a result of the weak U.S. dollar.  The improvements in manufacturing and other costs were driven by the benefit of lower depreciation expense as a result of the change in useful lives executed during the first quarter of 2008 as well as lower restructuring-related charges, partially offset by increased silver, aluminum, paper and petroleum-based raw material and other costs.

In the first quarter of 2008, the Company performed an updated analysis of expected industry-wide declines in the traditional film and paper businesses and its useful lives on related assets.  This analysis indicated that the assets will continue to be used in these businesses for a longer period than previously anticipated.  As a result, the Company revised the useful lives of certain existing production machinery and equipment, and manufacturing-related buildings effective January 1, 2008.  These assets, which were previously set to fully depreciate by mid-2010, are now being depreciated with estimated useful lives ending from 2011 to 2015.  The change in useful lives reflects the Company’s estimate of future periods to be benefited from the use of the property, plant, and equipment.  As a result of these changes, for 2008 the Company expects that depreciation expense will be reduced by approximately $108 million, of which approximately $96 million will benefit pretax earnings from continuing operations.  The net impact of the change in estimate to earnings from continuing operations for the three months ended June 30, 2008 is an increase of $27 million, or $.09 on a fully-diluted earnings per share basis.  Refer to Note 1, “Basis of Presentation.”

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses (SG&A) were $435 million for both the three months ended June 30, 2008 and 2007, as company-wide cost reduction actions were offset by unfavorable foreign exchange, increased costs associated with the Company’s participation in the drupa tradeshow in the second quarter of 2008, and increased expenses to support Consumer Inkjet Systems’ go-to-market activities within CDG.

Restructuring Costs (Curtailment Gains) and Other

These costs, as well as the restructuring-related costs reported in cost of goods sold, are discussed under "RESTRUCTURING COSTS (CURTAILMENT GAINS) AND OTHER" section.

Other Operating Expenses (Income), Net

The other operating expenses (income), net category includes gains and losses on sales of capital assets and businesses and certain asset impairment charges.   The year-over-year change in other operating expenses (income), net was largely driven by higher gains on sales of capital assets and businesses in the second quarter of 2007, as compared with 2008.

Other Income (Charges), Net

The other income (charges), net category primarily includes interest income, income and losses from equity investments, and foreign exchange gains and losses.  The decrease in other income (charges), net was primarily attributable to a decrease in interest income due to lower interest rates in the second quarter of 2008 as compared with 2007, an increase in losses on foreign exchange transactions as compared with the prior year quarter, and expense related to support of an educational institution in the second quarter of 2008.

Income Tax Benefit

(dollars in millions)	Three Months Ended
	June 30,
	2008	2007
Loss from continuing operations before income taxes	$(13)	$(197)
Benefit for income taxes	(213)	(43)
Effective tax rate	1638.5%	21.8%

The change in the Company’s effective tax rate from continuing operations is primarily attributable to: (1) a $270 million benefit recognized during the second quarter of 2008 for interest earned on a refund received from the U.S. Internal Revenue Service, (2) changes in the amount of losses generated within the U.S. and in certain jurisdictions outside the U.S. that were not benefited due to previously established valuation allowances, (3) changes to the mix of earnings from operations in certain lower-taxed jurisdictions outside the U.S., and (4) discrete tax charges relating to the impacts from ongoing tax audits with respect to open tax years.

CONSUMER DIGITAL IMAGING GROUP

(dollars in millions)	Three Months Ended
	June 30,
	2008	% of Sales	2007	% of Sales	Increase / (Decrease)	% Change

Net sales	$756		$647		$109	17%
Cost of goods sold	610		504		106	21%
Gross profit	146	19.3%	143	22.1%	3	2%
Selling, general and administrative expenses	140	19%	133	21%	7	5%
Research and development costs	55	7%	61	9%	(6)	-10%
Loss from continuing operations before interest expense, other income (charges), net and income taxes	$(49)	-6%	$(51)	-8%	$2	4%

	Three Months Ended
	June 30,		Percent Change vs. 2007
	2008 Amount	Change vs. 2007	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net sales	$756	16.8%	32.6%	-20.1%	4.3%	n/a

Gross profit margin	19.3%	-2.8pp	n/a	-21.2pp	2.9pp	15.5pp

Worldwide Revenues

Net sales in CDG increased 17% primarily due to increases in Digital Capture and Devices, Consumer Inkjet Systems and Retail Systems Solutions.

Net sales of Digital Capture and Devices, which includes consumer digital cameras, digital picture frames, accessories, memory products, snapshot printers and related media, and intellectual property royalties, increased 18% in the second quarter of 2008 as compared with the prior year quarter, primarily reflecting higher volumes of digital cameras and digital picture frames, and favorable foreign exchange, partially offset by unfavorable price/mix.

Net worldwide sales of Consumer Inkjet Systems, which includes inkjet printers and related consumables, increased significantly, reflecting volume improvements due to the launch of the product line at the end of the first quarter of 2007 and the introduction of the second generation of printers in the first quarter of 2008, partially offset by unfavorable price/mix.

Net sales of Retail Systems Solutions, which includes kiosks and related media and APEX drylab systems, increased 15% in the second quarter of 2008 reflecting higher equipment and media volumes as well as favorable foreign exchange.  Contributing to these increases was the introduction of APEX drylab systems in the current quarter.

Gross Profit

The decrease in gross profit margin for CDG was primarily attributable to unfavorable price/mix primarily within Consumer Inkjet Systems and Digital Capture and Devices, partially offset by reduced manufacturing and other costs primarily within both of these SPGs, and favorable foreign exchange across all SPGs.

The current quarter results include approximately $31 million related to intellectual property licensing arrangements under which the Company’s continuing obligations are expected to be fulfilled by the end of 2008.  The Company expects to secure other new licensing arrangements, the timing and amounts of which are difficult to predict.

As of June 30, 2008, the Company has approximately $430 million in deferred revenue related to intellectual property licenses.  Of this amount, approximately $88 million is expected to be recognized in the Consolidated Statement of Operations through the remainder of 2008.  The remaining portion of this deferred revenue is being recognized through 2015.

Selling, General and Administrative Expenses

The increase in SG&A expenses for CDG was primarily driven by increased expenses to support Consumer Inkjet Systems’ go-to-market activities, and unfavorable foreign exchange.

Research and Development Costs

The decrease in research and development (R&D) costs for CDG was primarily attributable to increased spending in 2007 due to the introduction of consumer inkjet printers, and decreased spending in the current quarter as a result of cost reduction actions taken throughout the segment.

FILM, PHOTOFINISHING AND ENTERTAINMENT GROUP

(dollars in millions)	Three Months Ended
	June 30,
	2008	% of Sales	2007	% of Sales	Increase / (Decrease)	% Change

Net sales	$847		$980		$(133)	-14%
Cost of goods sold	662		706		(44)	-6%
Gross profit	185	21.8%	274	28.0%	(89)	-32%
Selling, general and administrative expenses	116	14%	137	14%	(21)	-15%
Research and development costs	15	2%	16	2%	(1)	-6%
Earnings from continuing operations before interest expense, other income (charges), net and income taxes	$54	6%	$121	12%	$(67)	-55%

	Three Months Ended
	June 30,		Percent Change vs. 2007
	2008 Amount	Change vs. 2007	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net sales	$847	-13.6%	-14.0%	-4.1%	4.5%	n/a

Gross profit margin	21.8%	-6.2pp	n/a	-2.4pp	1.0pp	-4.8pp

Worldwide Revenues

Net sales on FPEG decreased 14% primarily due to decreases in Film Capture and Traditional Photofinishing. Net worldwide sales of Film Capture and Traditional Photofinishing decreased 37% and 15%, respectively, in the second quarter of 2008 as compared with the second quarter of 2007, primarily reflecting continuing declines in the consumer film industry, and unfavorable price/mix within Traditional Photofinishing, partially offset by favorable foreign exchange.

Net worldwide sales for Entertainment Imaging increased 2% compared with the prior year, reflecting the impact of favorable foreign exchange partially offset by declines in price/mix.

Gross Profit

The decrease in FPEG gross profit dollars is primarily a result of declines in sales volume within Film Capture as described above, unfavorable price/mix primarily within Traditional Photofinishing and Entertainment Imaging and increased manufacturing costs across all SPGs.

The decrease in FPEG gross profit margin was primarily driven by increased manufacturing and other costs across all SPGs, as well as unfavorable price/mix within Traditional Photofinishing and Entertainment Imaging. Increased manufacturing and other costs were driven by increased costs for silver, paper, and petroleum-based raw material and other costs.  These cost increases were partially offset by the benefit of lower depreciation expense as a result of the change in useful lives executed during the first quarter of this year.  Refer to Note 1, “Basis of Presentation.”

Selling, General and Administrative Expenses

The decline in SG&A expenses for FPEG was attributable to ongoing efforts to achieve target cost models, partially offset by unfavorable foreign exchange.

GRAPHIC COMMUNICATIONS GROUP

(dollars in millions)	Three Months Ended
	June 30,
	2008	% of Sales	2007	% of Sales	Increase / (Decrease)	% Change

Net sales	$880		$840		$40	5%
Cost of goods sold	626		593		33	6%
Gross profit	254	28.9%	247	29.4%	7	3%
Selling, general and administrative expenses	176	20%	165	20%	11	7%
Research and development costs	65	7%	53	6%	12	23%
Earnings from continuing operations before interest expense, other income (charges), net and income taxes	$13	1%	$29	3%	$(16)	-55%

	Three Months Ended
	June 30,		Percent Change vs. 2007
	2008 Amount	Change vs. 2007	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net sales	$880	4.8%	-0.4%	-2.6%	7.8%	n/a

Gross profit margin	28.9%	-0.5pp	n/a	-1.3pp	0.3pp	0.5pp

Worldwide Revenues

GCG net sales for the quarter increased 5% as compared with the prior-year quarter.  Unfavorable price/mix in Digital Printing Solutions and Document Imaging was more than offset by favorable foreign exchange.  Volumes for GCG overall declined slightly.

Net worldwide sales of Prepress Solutions increased 9%, primarily driven by favorable foreign exchange and a strong performance in digital plates, partially offset by volume declines in analog plates and output devices.

Net worldwide sales of Digital Printing Solutions decreased 1%, primarily driven by unfavorable price/mix and declining volumes in electrophotographic black and white products, partially offset by favorable foreign exchange and an increase in digital printing consumable volumes.

Net worldwide sales of Document Imaging increased 1%.  Favorable foreign exchange and scanner volume growth were largely offset by unfavorable price/mix in the scanner business.

Net worldwide sales of Enterprise Solutions decreased 8%, primarily attributable to declines in volumes due to seasonality in equipment and workflow sales associated with the drupa trade show, which occurs once every four years, partially offset by favorable foreign exchange.

Gross Profit

The slight decline in gross profit margin was primarily driven by unfavorable price/mix, largely related to Digital Printing Solutions and Document Imaging. Favorable foreign exchange and manufacturing productivity and other cost reductions were partially offset by higher aluminum and other commodity costs.

Selling, General and Administrative Expenses

The increase in SG&A expenses for GCG was attributable to the increased costs associated with the Company’s participation in the drupa tradeshow in the second quarter of 2008, as well as unfavorable foreign exchange.

Research and Development Costs

The increase in R&D costs for GCG was attributable to new product development within Enterprise Solutions, and unfavorable foreign exchange.

RESULTS OF OPERATIONS - DISCONTINUED OPERATIONS

For discussion of the results of operations – discontinued operations please refer to Note 14, “Discontinued Operations,” in the Notes to Financial Statements.

Year to Date

RESULTS OF OPERATIONS – CONTINUING OPERATIONS

CONSOLIDATED

(in millions, except per share data)	Six Months Ended
	June 30,
	2008	% of Sales	2007	% of Sales	Increase / (Decrease)	% Change

Net sales	$4,578		$4,548		$30	1%
Cost of goods sold	3,569		3,476		93	3%
Gross profit	1,009	22.0%	1,072	23.6%	(63)	-6%
Selling, general and administrative expenses	820	18%	829	18%	(9)	-1%
Research and development costs	282	6%	277	6%	5	2%
Restructuring costs (curtailment gains) and other	(13)		380		(393)	103%
Other operating expenses (income), net	(17)		(39)		22	-56%
Loss from continuing operations before interest expense, other income (charges), net and income taxes	(63)	-1%	(375)	-8%	312	83%
Interest expense	54		56		(2)	-4%
Other income (charges), net	30		41		(11)	-27%
Loss from continuing operations before income taxes	(87)		(390)		303	78%
Benefit for income taxes	(173)		(61)		(112)	184%
Earnings (loss) from continuing operations	86	2%	(329)	-7%	415	126%
Earnings from discontinued operations, net of income taxes	294		753		(459)	-61%
NET EARNINGS	$380		$424		$(44)	-10%

	Six Months Ended
	June 30,		Percent Change vs. 2007
	2008 Amount	Change vs. 2007	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net sales	$4,578	0.7%	1.7%	-6.4%	5.4%	n/a

Gross profit margin	22.0%	-1.6pp	n/a	-6.7pp	1.3pp	3.8pp

Worldwide Revenues

For the six months ended June 30, 2008, net sales increased compared with the same period in 2007 due to favorable foreign exchange across all segments and volume increases in CDG, partly offset by industry-related volume declines driven largely by consumer film within FPEG and unfavorable price/mix within all three segments.  Digital cameras, digital picture frames, and Consumer Inkjet Systems within CDG experienced significant increases in volume over the prior year period.  In addition, within GCG, prepress digital plates experienced volume increases.  Unfavorable price/mix was primarily driven by Consumer Inkjet Systems and Digital Capture and Devices within CDG, Traditional Photofinishing within FPEG, and Document Imaging within GCG.

Gross Profit

Gross profit declined in the six months of 2008 in both dollars and as a percentage of sales, due largely to unfavorable price/mix across all segments and the effects of declines in sales volume in Film Capture within FPEG, partially offset by reductions in manufacturing and other costs within Consumer Inkjet Systems and Digital Capture and Devices within CDG, and favorable foreign exchange as a result of the weak U.S. dollar.  The improvements in manufacturing and other costs were driven by the benefit of lower depreciation expense as a result of the change in useful lives executed during the first quarter of 2008, lower restructuring-related charges, partially offset by increased silver, aluminum, paper, and petroleum-based raw material and other costs.  The net impact of the change in useful lives is an increase in earnings from continuing operations for the six months ended June 30, 2008 of $43 million, or $.15 on a fully-diluted earnings per share basis.  Refer to Note 1, “Basis of Presentation.”

Selling, General and Administrative Expenses

The year-over-year decrease in consolidated SG&A was primarily attributable to Company-wide cost reduction actions, partially offset by unfavorable foreign exchange, increased expenses to support Consumer Inkjet Systems’ go-to-market activities, and costs associated with the Company’s participation in the drupa tradeshow in the second quarter of 2008.

Restructuring Costs (Curtailment Gains) and Other

These costs, as well as the restructuring-related costs reported in cost of goods sold, are discussed under "RESTRUCTURING COSTS (CURTAILMENT GAINS) AND OTHER" section.

Other Operating Expenses (Income), Net

The other operating expenses (income), net category includes gains and losses on sales of capital assets and businesses and certain asset impairment charges.  The year-over-year change in other operating expenses (income), net was largely driven by higher gains on sales of capital assets and businesses in the six months ended June 30, 2007, as compared with 2008.

Other Income (Charges), Net

The other income (charges), net category includes interest income, income and losses from equity investments, and foreign exchange gains and losses.  The decrease in other income (charges), net was primarily attributable to expense related to support of an educational institution in the second quarter of 2008, partially offset by higher interest income due to higher year-over-year average invested cash balances resulting from the proceeds on the sale of the Health Group completed in the second quarter of 2007.

Income Tax Benefit

(dollars in millions)	Six Months Ended
	June 30,
	2008	2007
Loss from continuing operations before income taxes	$(87)	$(390)
Benefit for income taxes	(173)	(61)
Effective tax rate	198.9%	15.6%

The change in the Company’s effective tax rate from continuing operations is primarily attributable to: (1) a $270 million benefit recognized during the second quarter of 2008 for interest earned on a refund received from the U.S. Internal Revenue Service, (2) changes in the amount of losses generated within the U.S. and in certain jurisdictions outside the U.S. that were not benefited due to previously established valuation allowances, (3) changes to the mix of earnings from operations in certain lower-taxed jurisdictions outside the U.S., and (4) discrete tax charges relating to the impacts from ongoing tax audits with respect to open tax years.

CONSUMER DIGITAL IMAGING GROUP

(dollars in millions)	Six Months Ended
	June 30,
	2008	% of Sales	2007	% of Sales	Increase / (Decrease)	% Change

Total net sales	$1,310		$1,109		$201	18%
Cost of goods sold	1,096		868		228	26%
Gross profit	214	16.3%	241	21.7%	(27)	-11%
Selling, general and administrative expenses	263	20%	244	22%	19	8%
Research and development costs	111	8%	123	11%	(12)	-10%
Loss from continuing operations before interest expense, other income (charges), net and income taxes	$(160)	-12%	$(126)	-11%	$(34)	-27%

	Six Months Ended
	June 30,		Percent Change vs. 2007
	2008 Amount	Change vs. 2007	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net sales	$1,310	18.1%	29.4%	-15.9%	4.6%	n/a

Gross profit margin	16.3%	-5.4pp	n/a	-17.0pp	2.9pp	8.7pp

Worldwide Revenues

Net sales in CDG increased 18% primarily due to increases in Digital Capture and Devices, Consumer Inkjet Systems and Retail Systems Solutions.

Net worldwide sales of Digital Capture and Devices, which includes consumer digital cameras, digital picture frames, accessories, memory products, snapshot printers and related media, and intellectual property royalties, increased 23% in the six months ended June 30, 2008 as compared with the prior year period.  This increase primarily reflects higher volumes for digital cameras and digital picture frames, and favorable foreign exchange, partially offset by unfavorable price/mix.  Digital picture frames were introduced at the end of the first quarter of 2007.

Net worldwide sales of Consumer Inkjet Systems, which includes inkjet printers and related consumables, increased significantly, reflecting volume improvements due to the launch of the product line at the end of the first quarter of 2007 and the introduction of the second generation of printers in the first quarter of 2008, partially offset by unfavorable price/mix.

Net worldwide sales of Retail Systems Solutions, which includes kiosks and related media and APEX drylab systems, increased 8% in the first six months ended June 30, 2008 as compared with the prior year period, reflecting higher equipment and media volumes as well as favorable foreign exchange, partially offset by unfavorable price/mix.  Contributing to these increases was the introduction of APEX drylab systems in the second quarter of 2008.

Gross Profit

The decrease in gross profit margin for CDG was primarily attributable to unfavorable price/mix within Consumer Inkjet Systems and Digital Capture and Devices, partially offset by reduced manufacturing and other costs for those two SPGs , and favorable foreign exchange across all SPGs.

The current year-to-date results include approximately $63 million related to intellectual property licensing arrangements under which the Company’s continuing obligations are expected to be fulfilled by the end of 2008.  The Company expects to secure other new licensing arrangements, the timing and amounts of which are difficult to predict.

Selling, General and Administrative Expenses

The increase in SG&A expenses for CDG was primarily driven by increased expenses to support Consumer Inkjet Systems’ go-to-market activities, and unfavorable foreign exchange.

Research and Development Costs

The decrease in R&D costs for CDG was primarily attributable to increased spending in 2007 due to the introduction of consumer inkjet printers, and decreased spending in the six months ended June 30, 2008 as compared with the prior year period as a result of cost reduction actions taken throughout the segment.

FILM, PHOTOFINISHING AND ENTERTAINMENT GROUP

(dollars in millions)	Six Months Ended
	June 30,
	2008	% of Sales	2007	% of Sales	Increase / (Decrease)	% Change

Total net sales	$1,571		$1,810		$(239)	-13%
Cost of goods sold	1,240		1,363		(123)	-9%
Gross profit	331	21.1%	447	24.7%	(116)	-26%
Selling, general and administrative expenses	220	14%	262	14%	(42)	-16%
Research and development costs	31	2%	34	2%	(3)	-9%
Earnings from continuing operations before interest expense, other income (charges), net and income taxes	$80	5%	$151	8%	$(71)	-47%

	Six Months Ended
	June 30,		Percent Change vs. 2007
	2008 Amount	Change vs. 2007	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Total net sales	$1,571	-13.2%	-14.2%	-3.4%	4.4%	n/a

Gross profit margin	21.1%	-3.6pp	n/a	-3.2pp	0.8pp	-1.2pp

Worldwide Revenues

Net sales in FPEG decreased 13% primarily due to Film Capture and Traditional Photofinishing.  Net worldwide sales of Film Capture and Traditional Photofinishing decreased 34% and 15%, respectively, in the six months ended June 30, 2008 as compared with the comparable period of 2007, primarily reflecting continuing industry volume declines in both of these SPGs, and unfavorable price/mix within Traditional Photofinishing.

Net worldwide sales for Entertainment Imaging decreased 4% compared with the prior year period, primarily reflecting the effects of the writers’ strike, which negatively impacted volumes in the first quarter of 2008.  This decrease was partially offset by favorable foreign exchange.

Gross Profit

The decrease in FPEG gross profit dollars is primarily a result of declines in sales volume within Film Capture as described above, unfavorable price/mix primarily within Traditional Photofinishing and Entertainment Imaging and increased manufacturing costs across all SPGs.

The decrease in FPEG gross profit margin was primarily driven by unfavorable price/mix mainly within Traditional Photofinishing and increased manufacturing and other costs within Entertainment Imaging and Film Capture, partially offset by favorable foreign exchange. Increased manufacturing and other costs were driven by increased costs of silver, paper, and petroleum-based raw material and other costs.  These cost increases were partially offset by the benefit of lower depreciation expense as a result of the change in useful lives.  Refer to Note 1, “Basis of Presentation.”

Selling, General and Administrative Expenses

The decline in SG&A expenses for FPEG was attributable to ongoing efforts to achieve target cost models, partially offset by unfavorable foreign exchange.

GRAPHIC COMMUNICATIONS GROUP

(dollars in millions)	Six Months Ended
	June 30,
	2008	% of Sales	2007	% of Sales	Increase / (Decrease)	% Change

Total net sales	$1,692		$1,623		$69	4%
Cost of goods sold	1,220		1,157		63	5%
Gross profit	472	27.9%	466	28.7%	6	1%
Selling, general and administrative expenses	333	20%	321	20%	12	4%
Research and development costs	127	8%	107	7%	20	19%
Earnings from continuing operations before interest expense, other income (charges), net and income taxes	$12	1%	$38	2%	$(26)	-68%

	Six Months Ended
	June 30,		Percent Change vs. 2007
	2008 Amount	Change vs. 2007	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net sales	$1,692	4.3%	0.4%	-3.1%	7.0%	n/a

Gross profit margin	27.9%	-0.8pp	n/a	-1.1pp	-0.2pp	0.5pp

Worldwide Revenues

GCG net sales for the six months ended June 30, 2008 increased 4% as compared with the prior year period.  Favorable foreign exchange was partially offset by unfavorable price/mix that was largely driven by Document Imaging.

Net worldwide sales of Prepress Solutions increased 6%, primarily driven by favorable foreign exchange and a strong performance in digital plates, partially offset by volume declines in analog plates and output devices.

Net worldwide sales of Digital Printing Solutions increased 1%.  Favorable foreign exchange and volume growth in electrophotographic color equipment and digital printing consumables was largely offset by volume and price/mix declines attributable to electrophotographic black and white equipment and inkjet equipment.

Net worldwide sales of Document Imaging increased 3% compared with the prior year period.  Scanner volume growth and favorable foreign exchange were partially offset by unfavorable price/mix and decreased volumes in the traditional product lines and service business.

Net worldwide sales of Enterprise Solutions were flat as compared with prior year.  Volume increases in production workflow and favorable foreign exchange were offset by unfavorable price/mix.

Gross Profit

The slight decline in gross profit margin was primarily driven by unfavorable price/mix, largely related to Document Imaging. Manufacturing productivity and other cost reductions were partially offset by higher aluminum and other commodity costs.

Selling, General and Administrative Expenses

The increase in SG&A expenses for GCG was attributable to increased costs associated with the Company’s participation in the drupa tradeshow in the second quarter of 2008, go-to-market investments, as well as unfavorable foreign exchange.

Research and Development Costs

The increase in R&D costs for GCG was attributable to new product development within Digital Printing Solutions and Enterprise Solutions, as well as unfavorable foreign exchange.

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

During the second quarter ended June 30, 2008, the Company made cash payments of approximately $30 million related to restructuring.

The net credit of $1 million, after reversals, for the three months ended June 30, 2008, includes $2 million of charges related to accelerated depreciation that were reported in cost of goods sold in the accompanying Consolidated Statement of Operations for the three months ended June 30, 2008.  The remaining costs were reported as restructuring costs (curtailment gains) and other in the accompanying Consolidated Statement of Operations for the three months ended June 30, 2008.  The severance and exit costs require the outlay of cash, while long-lived asset impairments, accelerated depreciation and inventory write-downs represent non-cash items.  The Company expects to incur approximately $1 million of additional accelerated depreciation in the third quarter of 2008 as a result of the initiatives already implemented under the program.

The cancellation of 50 position eliminations under the program in the second quarter of 2008 resulted in a reduction to the expected future annual cash savings of approximately $2 million, primarily related to R&D.  Based on all of the actions taken to date under the program, annual cost savings of approximately $1,675 million, including annual cash savings of $1,600 million, are expected to be generated, as compared with pre-program levels.  The Company began realizing these savings in the second quarter of 2004, and expects the majority of the savings to be realized by the end of 2008 as most of the actions and severance payouts are completed.  These total cost savings are expected to reduce cost of goods sold, SG&A, and R&D expenses annually by approximately $1,051 million, $472 million, and $152 million, respectively.

These estimates are based primarily on objective data related to the Company's severance actions.  Savings resulting from facility closures and other non-severance actions that are more difficult to quantify are not included.

Under this program, on a life-to-date basis as of June 30, 2008, the Company has recorded charges of $3,386 million, which were composed of severance, long-lived asset impairments, exit costs, inventory write-downs and accelerated depreciation of $1,383 million, $621 million, $389 million, $80 million and $937 million, respectively, less reversals of $24 million.  The severance costs related to the elimination of approximately 27,575 positions, including approximately 6,750 photofinishing, 13,100 manufacturing, 1,525 research and development and 6,200 administrative positions.

Modest rationalization charges are expected in 2008 and beyond as the Company will continue to explore and execute on cost efficiency opportunities with respect to its sales, manufacturing and administrative infrastructure.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Activity

Net cash used in operating activities was $310 million for the six months ended June 30, 2008.  The Company’s primary uses of cash in operating activities for the six months ended June 30, 2008 include:

•	Net decrease in liabilities resulting from payment of trade payables and other accruals from year-end 2007 levels;
•	Increases in inventories, driven by seasonal build and the introduction of new products, and increased raw material prices;
•	Contributions (funded plans) or benefit payments (unfunded plans) totaling approximately $145 million relating to major defined benefit pension and postretirement benefit plans.

The Company’s primary sources of cash provided by operating activities for the six months ended June 30, 2008 include:

•
 Receipt of a tax refund from the U.S. Internal Revenue Service of $581 million, which is composed of a refund of past federal income taxes paid of $306 million and $275 million of interest earned on the refund.  $300 million of the $306 million portion of the refund related to past federal income taxes paid is reflected in net cash provided by (used in) discontinued operations, while the $275 million of interest earned on the refund plus $6 million for past federal income taxes paid is reflected in net cash used in continuing operations.  See Note 5, “Income Taxes”;

•	Earnings from continuing operations, as adjusted for non-cash items of income and expense and excluding the benefit related to the tax refund, which provided $166 million of operating cash; and
•	Lower receivables due to seasonal collections.

The primary driver of net cash used in investing activities of $102 million for the six months ended June 30, 2008 was capital additions of $123 million.  The majority of the spending supports new products, manufacturing productivity and quality improvements, infrastructure improvements, equipment placements with customers, and ongoing environmental and safety initiatives.  Proceeds from sales of businesses and assets in the period provided cash of $57 million, primarily attributable to the sale of the Company’s share in Lucky Film Co., Ltd., in the first quarter of 2008.

During the second quarter of 2008, the Company announced that it had completed the acquisition of Design2Launch (D2L), a developer of collaborative end-to-end digital workflow solutions for marketers, brand owners and creative teams.  D2L is part of the Company’s Graphic Communications Group segment.  Also during the second quarter of 2008, the Company announced that it had completed the acquisition of Intermate A/S, a global supplier of remote monitoring and print connectivity solutions used extensively in transactional printing.  Intermate A/S is part of the Company’s Graphic Communications Group segment.  The two acquisitions had an aggregate purchase price of approximately $35 million (net of cash received in the amount of $1 million).

Net cash used in financing activities of $237 million was the result of a net decrease in borrowings, including the scheduled repayment of $250 million of Medium Term Notes in the second quarter of 2008.

The Company has a dividend policy whereby it makes semi-annual payments which, when declared, will be paid on the Company’s 10th business day each July and December to shareholders of record on the close of the first business day of the preceding month.  On May 14, 2008, the Board of Directors declared a semi-annual cash dividend of $.25 per share payable to shareholders of record at the close of business on June 1, 2008.  This dividend, which amounted to $72 million, was paid on July 16, 2008.

In June 2008, the Company’s Board of Directors authorized a stock repurchase program totaling up to $1.0 billion of the Company’s outstanding common stock.    No share repurchases were made under this program as of June 30, 2008.  See Note 11:  “Shareholders’ Equity.”

The Company plans to fund the majority of the stock repurchase program, which is authorized through the end of 2009, with the tax refund received in the second quarter of 2008 as discussed above.  The remainder of the funding will come from available cash on hand.

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

Short-Term Borrowings

As of June 30, 2008, the Company and its subsidiaries, on a consolidated basis, maintained $1,052 million in committed bank lines of credit and $519 million in uncommitted bank lines of credit to ensure continued access to short-term borrowing capacity.

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

The 5-Year Revolving Credit Facility can be used by Eastman Kodak Company (U.S. Borrower) for general corporate purposes including the issuance of letters of credit.  Amounts available under the facility can be borrowed, repaid and re-borrowed throughout the term of the facility provided the Company remains in compliance with covenants contained in the Secured Credit Agreement.  As of June 30, 2008, there was no debt outstanding and $138 million of letters of credit issued under this facility.

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

Interest rates for borrowings under the Secured Credit Agreement are dependent on the Company’s Long Term Senior Secured Credit Rating.  The Secured Credit Agreement contains various affirmative and negative covenants customary in a facility of this type, including two quarterly financial covenants: (1) a consolidated debt for borrowed money to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (subject to adjustments to exclude any extraordinary income or losses, as defined by the Secured Credit Agreement, interest income and certain non-cash items of income and expense) ratio on a rolling four-quarter basis of not greater than 3.50 to 1 as of December 31, 2006 and thereafter, and (2) a consolidated EBITDA to consolidated interest expense (subject to adjustments to exclude interest expense not related to borrowed money) ratio, on a rolling four-quarter basis, of no less than 3.00 to 1.  As of June 30, 2008, the Company was in compliance with all covenants under the Secured Credit Agreement.

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

In addition to the 5-Year Revolving Credit Facility, the Company has other committed and uncommitted lines of credit as of June 30, 2008 totaling $52 million and $519 million, respectively.  These lines primarily support borrowing needs of the Company’s subsidiaries, which include term loans, overdraft coverage, letters of credit and revolving credit lines.  Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market conditions.  Total outstanding borrowings against these other committed and uncommitted lines of credit as of June 30, 2008 were $1 million and $10 million, respectively.  These outstanding borrowings are reflected in the short-term borrowings in the accompanying Consolidated Statement of Financial Position as of June 30, 2008.

As of June 30, 2008, the Company had outstanding letters of credit totaling $141 million and surety bonds in the amount of $72 million primarily to ensure the payment of possible casualty and workers' compensation claims, environmental liabilities, and to support various customs and trade activities.

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

The Company is in compliance with all covenants or other requirements set forth in its credit agreements and indentures.  Further, the Company does not have any rating downgrade triggers that would accelerate the maturity dates of its debt.  However, the Company could be required to increase the dollar amount of its letters of credit or provide other financial support up to an additional $67 million at the current credit ratings.  As of the filing date of this Form 10-Q, the Company has not been requested to materially increase its letters of credit or other financial support.  Downgrades in the Company’s credit rating or disruptions in the capital markets could impact borrowing costs and the nature of its funding alternatives.

Off-Balance Sheet Arrangements

The Company guarantees debt and other obligations of certain customers.  The debt and other obligations are primarily due to banks and leasing companies in connection with financing of customers' purchases of product and equipment from the Company.  As of June 30, 2008, the following customer guarantees were in place:

(in millions)	As of June 30, 2008
	Maximum Amount	Amount Outstanding

Customer amounts due to banks and leasing companies	$149	$85
Other third-parties	2	1
Total guarantees of customer debt and other obligations	$151	$86

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

Management believes the likelihood is remote that material payments will be required under any of the guarantees disclosed above.  With respect to the guarantees that the Company issued in the quarter ended June 30, 2008, the Company assessed the fair value of its obligation to stand ready to perform under these guarantees by considering the likelihood of occurrence of the specified triggering events or conditions requiring performance as well as other assumptions and factors.

Eastman Kodak Company (“EKC”) also guarantees debt owed to banks and other third parties for some of its consolidated subsidiaries.  The maximum amount guaranteed is $574 million, and the outstanding debt under those guarantees, which is recorded within the short-term borrowings and long-term debt, net of current portion components in the accompanying Consolidated Statement of Financial Position, is $224 million.  These guarantees expire in 2008 through 2013.  Pursuant to the terms of the Company's $2.7 billion Senior Secured Credit Agreement dated October 18, 2005, obligations under the $2.7 billion Secured Credit Facilities (the “Credit Facilities”) and other obligations of the Company and its subsidiaries to the Credit Facilities’ lenders are guaranteed.

During the fourth quarter of 2007, EKC issued a guarantee to Kodak Limited (the “Subsidiary”) and the Trustees (the “Trustees”) of the Kodak Pension Plan of the United Kingdom (the “Plan”).  Under this arrangement, EKC guarantees to the Subsidiary and the Trustees the ability of the Subsidiary, only to the extent it becomes necessary to do so, to (1) make contributions to the Plan to ensure sufficient assets exist to make plan benefit payments, and (2) make contributions to the Plan such that it will achieve full funded status by the funding valuation for the period ending December 31, 2015.  The guarantee expires upon the conclusion of the funding valuation for the period ending December 31, 2015 whereby the Plan achieves full funded status or earlier, in the event that the Plan achieves full funded status for two consecutive funding valuation cycles which are typically performed at least every three years.  The limit of potential future payments is dependent on the funding status of the Plan as it fluctuates over the term of the guarantee.  Currently, the Plan’s local funding valuation is in process and expected to be completed by March 2009.  As of June 30, 2008 management believes that performance under this guarantee by EKC is unlikely given expected investment performance and cash available at the Plan’s sponsoring company, Kodak Limited, should future cash contributions be needed.  The funding status of the Plan is included in pension and other postretirement liabilities presented in the Consolidated Statement of Financial Position.

The Company issues indemnifications in certain instances when it sells businesses and real estate, and in the ordinary course of business with its customers, suppliers, service providers and business partners.  Further, the Company indemnifies its directors and officers who are, or were, serving at the Company's request in such capacities.  Historically, costs incurred to settle claims related to these indemnifications have not been material to the Company’s financial position, results of operations or cash flows.  Additionally, the fair value of the indemnifications that the Company issued during the quarter ended June 30, 2008 was not material to the Company’s financial position, results of operations or cash flows.

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

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this report may be forward-looking in nature, or "forward-looking statements" as defined in the United States Private Securities Litigation Reform Act of 1995.  For example, references to the Company's expectations regarding its revenue, cash flow, new licensing arrangements, cost of environmental compliance, results of litigation, cost of retirement related benefits, guarantees, depreciation, asset impairments, rationalization charges, and savings from rationalization charges are forward-looking statements.

Actual results may differ from those expressed or implied in forward-looking statements.  In addition, any forward-looking statements represent the Company's estimates only as of the date they are made, and should not be relied upon as representing the Company's estimates as of any subsequent date.  While the Company may elect to update forward-looking statements at some point in the future, the Company specifically disclaims any obligation to do so, even if its estimates change.  The forward-looking statements contained in this report are subject to a number of factors and uncertainties, including the successful:

•	execution of the digital growth and profitability strategies, business model and cash plan;
•	management of the Company’s global shared services model including its outsourced functions;
•	implementation of, and performance under, the debt management program, including compliance with the Company's debt covenants;
•	development and implementation of product go-to-market and e-commerce strategies;
•	protection, enforcement and defense of the Company's intellectual property, including defense of its products against the intellectual property challenges of others;
•	execution of intellectual property licensing programs and other strategies;
•	integration of the Company's businesses to SAP, the Company's enterprise system software;
•	execution of the Company’s planned process driven productivity gains;
•	commercialization of the Company’s breakthrough technologies;
•	expansion of the Company’s product portfolios in each of its business segments;
•	ability to accurately predict product, customer and geographic sales mix and seasonal sales trends;
•	reduction of inventories;
•	integration of acquired businesses and consolidation of the Company's subsidiary structure;
•	improvement in manufacturing productivity and techniques;
•	improvement in working capital management and cash conversion cycle;
•	continued availability of essential components and services from concentrated sources of supply;
•	implementation of, and performance under, the Company’s share repurchase program;
•	improvement in supply chain efficiency and dependability; and
•	implementation of the strategies designed to address the decline in the Company's traditional businesses.

The forward-looking statements contained in this report are subject to the following additional risk factors:

•	inherent unpredictability of currency fluctuations, commodity prices and raw material costs;
•	competitive actions, including pricing;
•	uncertainty generated by recent volatility in the commercial paper, debt and equity markets;
•	the nature and pace of technology evolution;
•	changes to accounting rules and tax laws, as well as other factors which could impact the Company's reported financial position or effective tax rate;
•	pension and other postretirement benefit cost factors such as actuarial assumptions, market performance, and employee retirement decisions;
•	general economic, business, geo-political and regulatory conditions or unanticipated environmental liabilities or costs;
•	changes in market growth;
•	continued effectiveness of internal controls; and
•	other factors and uncertainties disclosed from time to time in the Company's filings with the Securities and Exchange Commission.

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

Using a sensitivity analysis based on estimated fair value of open foreign currency forward contracts using available forward rates, if the U.S. dollar had been 10% stronger at June 30, 2008 and 2007, the fair value of open forward contracts would have decreased $25 million and decreased $41 million, respectively.  Such losses would be substantially offset by gains from the revaluation or settlement of the underlying positions hedged.

Using a sensitivity analysis based on estimated fair value of open silver forward contracts using available forward prices, if available forward silver prices had been 10% lower at June 30, 2008 and 2007, the fair value of open forward contracts would have decreased $3 million and $2 million, respectively.  Such losses in fair value, if realized, would be offset by lower costs of manufacturing silver-containing products.

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

Using a sensitivity analysis based on estimated fair value of short-term and long-term borrowings, if available market interest rates had been 10% (about 59 basis points) lower at June 30, 2008, the fair value of short-term and long-term borrowings would have increased less than $1 million and $56 million, respectively.  Using a sensitivity analysis based on estimated fair value of short-term and long-term borrowings, if available market interest rates had been 10% (about 57 basis points) lower at June 30, 2007, the fair value of short-term and long-term borrowings would have increased $2 million and $59 million, respectively.

The Company’s financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments.  The Company manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties.  The Company has procedures to monitor the credit exposure amounts.  The maximum credit exposure at June 30, 2008 was not significant to the Company.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  The

Company's management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  The Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

On July 9, 2008, the Company received a proposed Consent Order from the New York State Department of Environmental Conservation ("DEC") resolving alleged violations of the environmental quality programs at the Company's primary manufacturing facility in Rochester, New York ("Kodak Park") which have occurred between February 28, 2005 and June 30, 2008.  These alleged violations include violations of the solid and hazardous waste management regulations, the facility-wide air permit and the waste water discharge permit; most were discovered by Kodak and self-reported to the DEC.  Kodak is evaluating the allegations and the terms of the draft order which proposes a penalty of $150,000.

The Company and its subsidiaries are involved in various lawsuits, claims, investigations and proceedings, including commercial, customs, employment, environmental, and health and safety matters, which are being handled and defended in the ordinary course of business.  In addition, the Company is subject to various assertions, claims, proceedings and requests for indemnification concerning intellectual property, including patent infringement suits involving technologies that are incorporated in a broad spectrum of the Company’s products.  These matters are in various stages of investigation and litigation, and are being vigorously defended.  Although the Company does not expect that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial condition or results of operations, litigation is inherently unpredictable.  Therefore, judgments could be rendered or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period.  The Company routinely assesses all its litigation and threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable.

Item 4.  Submission of Matters to a Vote of Security Holders

The 2008 Annual Meeting of Shareholders of Eastman Kodak Company was held on May 14, 2008.

A total of 248,013,242 of the Company’s shares were present or represented by proxy at the meeting.  This represented 86% of the Company’s shares outstanding.

The individuals named below were re-elected to a one-year term as Directors:

Name	Votes Received	Votes Withheld

Richard S. Braddock	243,561,211	4,452,031
Timothy M. Donahue	220,578,466	27,434,776
Michael J. Hawley	244,146,019	3,867,223
William H. Hernandez	244,316,213	3,697,029
Douglas R. Lebda	244,100,013	3,913,229
Debra L. Lee	239,010,694	9,002,548
Delano E. Lewis	244,215,235	3,798,007
William G. Parrett	244,236,504	3,776,738
Antonio M. Perez	243,945,328	4,067,914
Hector de J. Ruiz	220,544,853	27,468,389
Dennis F. Strigl	244,303,570	3,709,672
Laura D'Andrea Tyson	219,836,562	28,176,680

The election of PricewaterhouseCoopers LLP as independent accountants was ratified, with 244,697,188 shares voting for, 1,367,806 shares voting against, 1,948,248 abstaining, and 0 non-votes.

The shareholder proposal on majority voting requirements for director nominees passed, with 131,726,714 shares voting for, 81,768,116 shares voting against, 5,806,661 shares abstaining, and 28,711,751 non-votes.

Item 6.  Exhibits

(a)  Exhibits required as part of this report are listed in the index appearing on page 51.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EASTMAN KODAK COMPANY
(Registrant)

Date:July 31, 2008                                                                 /s/ Diane E. Wilfong
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