Form 10-Q
period 2008-09-30
EASTMAN KODAK CO
filed 2008-10-30
CIK 31235

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]  Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008
or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes    [   ]            No    [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each Class	Number of shares Outstanding at October 24, 2008
Common Stock, $2.50 par value	268,460,335

Eastman Kodak Company
Form 10-Q
September 30, 2008

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
(in millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net sales	$2,405	$2,533	$6,983	$7,081
Cost of goods sold	1,744	1,856	5,312	5,332
Gross profit	661	677	1,671	1,749
Selling, general and administrative expenses	363	424	1,180	1,253
Research and development costs	100	132	381	409
Restructuring costs, rationalization and other	48	100	40	480
Other operating expenses (income), net	3	6	(14)	(33)
Earnings (loss) from continuing operations before interest expense, other income (charges), net and income taxes	147	15	84	(360)
Interest expense	26	28	80	84
Other income (charges), net	8	38	38	79
Earnings (loss) from continuing operations before income taxes	129	25	42	(365)
Provision (benefit) for income taxes	28	(7)	(145)	(68)
Earnings (loss) from continuing operations	101	32	187	(297)
(Loss) earnings from discontinued operations, net of income taxes	(5)	5	289	758
NET EARNINGS	$96	$37	$476	$461

Basic net earnings (loss) per share:
Continuing operations	$0.36	$0.11	$0.65	$(1.03)
Discontinued operations	(0.02)	0.02	1.01	2.63
Total	$0.34	$0.13	$1.66	$1.60

Diluted net earnings (loss) per share:
Continuing operations	$0.35	$0.11	$0.65	$(1.03)
Discontinued operations	(0.02)	0.02	1.01	2.63
Total	$0.33	$0.13	$1.66	$1.60

Number of common shares used in basic net earnings (loss) per share	283.1	287.8	286.2	287.6
Incremental shares from assumed issuance of unvested share-based awards	0.3	0.8	0.2	-
Convertible securities	18.5	-	-	-
Number of common shares used in diluted net earnings (loss) per share	301.9	288.6	286.4	287.6

Cash dividends paid per share	$-	$-	$0.25	$0.25

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
CONSOLIDATED STATEMENT OF RETAINED EARNINGS (Unaudited)
(in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Retained earnings at beginning of period	$6,772	$6,305	$6,474	$5,967
Net earnings	96	37	476	461
Cash dividends	-	-	(72)	(72)
Loss from issuance of treasury stock	(3)	(9)	(13)	(23)
Retained earnings at end of period	$6,865	$6,333	$6,865	$6,333

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
CONSOLIDATED STATEMENT OF FINANCIAL POSITION (Unaudited)

(in millions)	September 30,	December 31,
	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$1,842	$2,947
Receivables, net	1,833	1,939
Inventories, net	1,136	943
Other current assets	172	224
Total current assets	4,983	6,053

Property, plant and equipment, net of accumulated depreciation of $5,482 and $5,516, respectively	1,629	1,811
Goodwill	1,700	1,657
Other long-term assets	3,601	4,138
TOTAL ASSETS	$11,913	$13,659

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other current liabilities	$3,006	$3,794
Short-term borrowings	54	308
Accrued income and other taxes	249	344
Total current liabilities	3,309	4,446

Long-term debt, net of current portion	1,249	1,289
Pension and other postretirement liabilities	1,889	3,444
Other long-term liabilities	1,089	1,451
Total liabilities	7,536	10,630

Commitments and Contingencies (Note 7)

Shareholders' Equity
Common stock, $2.50 par value	978	978
Additional paid in capital	896	889
Retained earnings	6,865	6,474
Accumulated other comprehensive income	1,604	452
	10,343	8,793
Less: Treasury stock, at cost	5,966	5,764
Total shareholders’ equity	4,377	3,029
TOTAL LIABILITIES AND
SHAREHOLDERS’ EQUITY	$11,913	$13,659

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2008	2007

Cash flows from operating activities:
Net earnings	$476	$461
Adjustments to reconcile to net cash used in operating activities:
Earnings from discontinued operations, net of income taxes	(289)	(758)
Depreciation and amortization	380	609
Gain on sales of businesses/assets	(2)	(39)
Non-cash restructuring and rationalization costs, asset impairments and other charges	(3)	286
Provision for deferred income taxes	179	146
Decrease (increase) in receivables	76	(30)
Increase in inventories	(204)	(183)
Decrease in liabilities excluding borrowings	(1,226)	(1,070)
Other items, net	(46)	(116)
Total adjustments	(1,135)	(1,155)
Net cash used in continuing operations	(659)	(694)
Net cash provided by (used in) discontinued operations	300	(30)
Net cash used in operating activities	(359)	(724)
Cash flows from investing activities:
Additions to properties	(178)	(179)
Net proceeds from sales of businesses/assets	60	146
Acquisitions, net of cash acquired	(35)	(2)
Marketable securities - sales	143	123
Marketable securities - purchases	(139)	(131)
Net cash used in continuing operations	(149)	(43)
Net cash provided by discontinued operations	-	2,335
Net cash (used in) provided by investing activities	(149)	2,292
Cash flows from financing activities:
Stock repurchases	(219)	-
Proceeds from borrowings	159	65
Repayment of borrowings	(450)	(1,213)
Dividends to shareholders	(72)	(72)
Exercise of employee stock options	-	5
Net cash used in financing activities	(582)	(1,215)
Effect of exchange rate changes on cash	(15)	25
Net (decrease) increase in cash and cash equivalents	(1,105)	378
Cash and cash equivalents, beginning of period	2,947	1,469
Cash and cash equivalents, end of period	$1,842	$1,847

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

The effect of this change in estimate for the three months ended September 30, 2008 was a reduction in depreciation expense of $26 million, $14 million of which has been recognized in cost of goods sold and is a benefit to earnings from continuing operations.  In addition, $12 million of the reduction in depreciation is capitalized as a reduction in inventories at September 30, 2008.  The net impact of the change to earnings from continuing operations for the three months ended September 30, 2008 is an increase of $26 million, or $.09 on a fully-diluted earnings per share basis.  This includes the $14 million of current quarter depreciation recognized in cost of goods sold, plus $12 million of depreciation from the previous quarter-to-date which was capitalized as a reduction in inventories at June 30, 2008, but was recognized in cost of goods sold in the current quarter.

The effect of this change in estimate for the nine months ended September 30, 2008 was a reduction in depreciation expense of $81 million, $69 million of which has been recognized in cost of goods sold, and $12 million of which is capitalized as a reduction in inventories at September 30, 2008.  The net impact of this change is an increase in earnings from continuing operations for the nine months ended September 30, 2008 of $69 million, or $.24 on a fully-diluted earnings per share basis.

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

The following table sets forth financial assets and liabilities measured at fair value in the Consolidated Statement of Financial Position and the respective levels to which the fair value measurements are classified within the fair value hierarchy as of September 30, 2008:

	Fair Value Measurements at Reporting Date Using
(in millions)	Total Financial Assets & Liabilities	Significant Other Observable Inputs
Description	As of September 30, 2008	(Level 2)

Financial Assets
Foreign currency forward contracts	$14	$14
Silver forward contracts	1	1
Total	$15	$15

Financial Liabilities
Foreign currency forward contracts	$(26)	$(26)
Silver forward contracts	(2)	(2)
Total	$(28)	$(28)

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

NOTE 2:  RECEIVABLES, NET

	As of
	September 30,	December 31,
(in millions)	2008	2007

Trade receivables	$1,438	$1,697
Miscellaneous receivables	395	242
Total (net of allowances of $95 and $114 as of September 30, 2008 and December 31, 2007, respectively)	$1,833	$1,939

Of the total trade receivable amounts of $1,438 million and $1,697 million as of September 30, 2008 and December 31, 2007, respectively, approximately $171 million and $266 million, respectively, are expected to be settled through customer deductions in lieu of cash payments.  Such deductions represent rebates owed to the customer and are included in accounts payable and other current liabilities in the accompanying Consolidated Statement of Financial Position at each respective balance sheet date.

The increase in miscellaneous receivables is primarily the result of the execution of an amendment to an intellectual property licensing agreement during the current quarter.  Under the terms of this amendment, cash consideration is to be received in 2009.  Refer to Note 6, “Other Long-Term Liabilities.”

NOTE 3:  INVENTORIES, NET

	As of
(in millions)	September 30,	December 31,
	2008	2007

Finished goods	$732	$537
Work in process	221	235
Raw materials	183	171

Total	$1,136	$943

NOTE 4:  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $1,700 million and $1,657 million at September 30, 2008 and December 31, 2007, respectively.  The changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2008 were as follows:

(in millions)	As of September 30, 2008

		Film,
	Consumer	Photofinishing
	Digital Imaging	and Entertainment	Graphic Communications	Consolidated
	Group	Group	Group	Total

Balance as of December 31, 2007	$204	$601	$852	$1,657
Additions	-	-	24	24
Purchase accounting adjustments	-	-	10	10
Currency translation adjustments	(3)	17	(5)	9
Balance as of September 30, 2008	$201	$618	$881	$1,700

The aggregate amount of goodwill additions of $24 million was attributable to $14 million for the purchase of Intermate A/S and $10 million for the purchase of Design2Launch in the second quarter of 2008, both in the Graphic Communications Group segment.  Refer to Note 14: “Acquisitions.”

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

The gross carrying amount and accumulated amortization by major intangible asset category as of September 30, 2008 and December 31, 2007 were as follows:

(in millions)	As of September 30, 2008
	Gross Carrying	Accumulated		Weighted-Average
	Amount	Amortization	Net	Amortization Period
Technology-based	$337	$200	$137	7 years
Customer-related	280	150	130	10 years
Other	58	40	18	9 years
Total	$675	$390	$285	8 years

(in millions)	As of December 31, 2007
	Gross Carrying	Accumulated		Weighted-Average
	Amount	Amortization	Net	Amortization Period
Technology-based	$326	$166	$160	7 years
Customer-related	281	125	156	10 years
Other	82	36	46	8 years
Total	$689	$327	$362	8 years

During the second quarter of 2008, the Company acquired Design2Launch and Intermate A/S.  The intangible assets of $4 million and $7 million, respectively, related to these two acquisitions are included in the balances as of September 30, 2008 above.

During the first quarter of 2008, the Company sold its stake in Lucky Film Co., Ltd. including its rights under a manufacturing exclusivity agreement, which resulted in a decrease in the net intangible asset amount of approximately $25 million.

Amortization expense related to purchased intangible assets for the three months ended September 30, 2008 and 2007 was $21 million and $27 million, respectively.  Amortization expense related to purchased intangible assets for the nine months ended September 30, 2008 and 2007 was $61 million and $83 million, respectively.

Estimated future amortization expense related to purchased intangible assets as of September 30, 2008 is as follows (in millions):

2008	$20
2009	76
2010	65
2011	41
2012	26
2013 and thereafter	57
Total	$285

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

The refund had a positive impact of $565 million on the Company’s net earnings for the nine months ended September 30, 2008.  Of the $565 million increase in net earnings, $295 million relates to the 1994 sale of Sterling Winthrop Inc., which is reflected in earnings from discontinued operations, net of income taxes. The balance of $270 million, which represents interest, is reflected in earnings from continuing operations.  The difference between the cash refund received of $581 million and positive net earnings impact of $565 million represents incremental state tax expense incurred and the release of an existing income tax receivable related to the refund.

The Company’s income tax provision (benefit) and effective tax rate were as follows:

(dollars in millions)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Earnings (loss) from continuing operations before income taxes	$129	$25	$42	$(365)
Provision (benefit) for income taxes	$28	$(7)	$(145)	$(68)
Effective tax rate	21.7%	(28.0)%	(345.2)%	18.6%
Provision (benefit) for income taxes @ 35%	$45	$9	$15	$(128)
Difference between tax at effective vs. statutory rate	$(17)	$(16)	$(160)	$60

For the three months ended September 30, 2008, the difference between the Company’s recorded provision and the provision that would result from applying the U.S. statutory rate of  35.0% is primarily attributable to: (1) earnings generated within the U.S. that were not taxed due to the impact of valuation allowances, (2) losses generated in certain jurisdictions outside the U.S. that were not benefited due to the impact of valuation allowances,  (3) the mix of earnings from operations in certain lower-taxed jurisdictions outside the U.S., and (4) adjustments for uncertain tax positions and tax audits.

For the nine months ended September 30, 2008, the difference between the Company’s recorded benefit and the provision that would result from applying the U.S. statutory rate of 35.0% is primarily attributable to: (1) interest of $270 million earned on the IRS tax refund, (2) losses generated within the U.S. and in certain jurisdictions outside the U.S. that were not benefited due to the impact of valuation allowances, (3) the mix of earnings from operations in certain lower-taxed jurisdictions outside the U.S., and (4) adjustments for uncertain tax positions and tax audits.

For the three months ended September 30, 2007, the difference between the Company’s recorded benefit and the provision that would result from applying the U.S. statutory rate of 35.0% is primarily attributable to: (1) losses generated in certain jurisdictions outside the U.S. that were not benefited due to valuation allowances, (2) the mix of earnings from operations in certain lower-taxed jurisdictions outside the U.S., (3) adjustments for uncertain tax positions, and (4) the impact of foreign legislative tax rate changes.

For the nine months ended September 30, 2007, the difference between the Company’s recorded benefit and the benefit that would result from applying the U.S. statutory rate of 35.0% is primarily attributable to: (1) losses generated in certain jurisdictions outside the U.S. that were not benefited due to valuation allowances, (2) the mix of earnings from operations in certain lower-taxed jurisdictions outside the U.S., (3) adjustments for uncertain tax positions and tax audits, and (4) the impact of foreign legislative rate changes.

For the three and nine months ended September 30, 2007, the Company recorded a tax benefit in continuing operations associated with the realization of current year losses in certain jurisdictions where it has historically had a valuation allowance due to the recognition of the pre-tax gain in discontinued operations.

NOTE 6: OTHER LONG-TERM LIABILITIES

	As of
	September 30,	December 31,
(in millions)	2008	2007

Deferred royalty revenue from licensees	$15	$350
Non-current tax-related liabilities	492	445
Environmental liabilities	116	125
Deferred compensation	70	102
Asset retirement obligations	66	64
Other	330	365
Total	$1,089	$1,451

The reduction in deferred royalty revenue from licensees is primarily due to an amendment of an intellectual property licensing agreement with an existing licensee.  Revenue related to this arrangement was previously being recognized over the term of the original agreement.  The amendment relieved the Company of its continuing obligations that were to be performed over the term of the previous agreement.  This amendment also resulted in the recognition of previously deferred royalty revenue offset by the elimination of a long-term note receivable of approximately the same amount.  The terms of the amendment result in immediate recognition of royalty revenue in addition to previously recognized revenue under the original agreement.  Revenue for the three months ended September 30, 2008 related to the amended agreement is $112 million net of fees and revenue deferred under the amended agreement, the proceeds for which will be received in 2009.

The Other component consists of other miscellaneous long-term liabilities that, individually, are less than 5% of the total liabilities component in the accompanying Consolidated Statement of Financial Position, and therefore, have been aggregated in accordance with Regulation S-X.

NOTE 7:  COMMITMENTS AND CONTINGENCIES

Environmental

The Company’s undiscounted accrued liabilities for future environmental investigation, remediation, and monitoring costs are composed of the following items:

	As of
(in millions)	September 30,	December 31,
	2008	2007

Kodak Park site, Rochester, NY	$63	$63
Other operating sites	12	19
Sites associated with former operations	22	23
Sites associated with the non-imaging health business sold in 1994	19	20
Total	$116	$125

These amounts are reported in other long-term liabilities in the accompanying Statement of Financial Position, as indicated in Note 6, “Other Long-Term Liabilities.”

Cash expenditures for the aforementioned investigation, remediation and monitoring activities are expected to be incurred over the next twenty-seven years for several of the sites.  For these known environmental liabilities, the accrual reflects the Company’s best estimate of the amount it will incur under the agreed-upon or proposed work plans.  The Company’s cost estimates were determined using the ASTM Standard E 2137-06, "Standard Guide for Estimating Monetary Costs and Liabilities for Environmental Matters," and have not been reduced by possible recoveries from third parties.  The overall method includes the use of a probabilistic model which forecasts a range of cost estimates for the remediation required at individual sites.  The projects are closely monitored and the models are reviewed as significant events occur or at least once per year.  The Company’s estimate includes investigations, equipment and operating costs for remediation and long-term monitoring of the sites.  The Company does not believe it is reasonably possible that the losses for the known exposures could exceed the current accruals by material amounts.

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

Asset Retirement Obligations

The Company has asset retirement obligations which primarily relate to asbestos contained in buildings owned by the Company.  In many of the countries in which the Company operates, environmental regulations exist that require the Company to handle and dispose of asbestos in a special manner if a building undergoes major renovations or is demolished.  Otherwise, the Company is not required to remove the asbestos from its buildings.  The Company records a liability equal to the estimated fair value of its obligation to perform asset retirement activities related to the asbestos, computed using an expected present value technique, when sufficient information exists to calculate the fair value.  The Company does not have a liability recorded related to each building that contains asbestos because the Company cannot estimate the fair value of its obligation for certain buildings due to a lack of sufficient information about the range of time over which the obligation may be settled through demolition, renovation or sale of the building.  The Company’s asset retirement obligations are included within other long-term liabilities in the accompanying Consolidated Statement of Financial Position, as indicated in Note 6, “Other Long-Term Liabilities.”

The change in the Company's asset retirement obligations from December 31, 2007 to September 30, 2008 was as follows:

(in millions)

Asset retirement obligations as of December 31, 2007	$64
Liabilities incurred in the current period	7
Liabilities settled in the current period	(8)
Accretion expense	2
Other	1
Asset retirement obligations as of September 30, 2008	$66

Other Commitments and Contingencies

As of September 30, 2008, the Company had outstanding letters of credit totaling $134 million and surety bonds in the amount of $66 million primarily to ensure the payment of possible casualty and workers’ compensation claims, environmental liabilities, and to support various customs, tax and trade activities.

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

NOTE 8:  GUARANTEES

The Company guarantees debt and other obligations of certain customers.  The debt and other obligations are primarily due to banks and leasing companies in connection with financing of customers' purchases of product and equipment from the Company.  As of September 30, 2008, the following customer guarantees were in place:

(in millions)	As of September 30, 2008
	Maximum Amount	Amount Outstanding

Customer amounts due to banks and leasing companies	$138	$80
Other third-parties	2	-
Total guarantees of customer debt and other obligations	$140	$80

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

Eastman Kodak Company (“EKC”) also guarantees debt owed to banks and other third parties for some of its consolidated subsidiaries.  The maximum amount guaranteed is $517 million, and the outstanding debt under those guarantees, which is recorded within the short-term borrowings and long-term debt, net of current portion components in the accompanying Consolidated Statement of Financial Position, is $187 million.  These guarantees expire in 2009 through 2013.  Pursuant to the terms of the Company's $2.7 billion Senior Secured Credit Agreement dated October 18, 2005, obligations under the $2.7 billion Secured Credit Facilities (the “Credit Facilities”) and other obligations of the Company and its subsidiaries to the Credit Facilities’ lenders are guaranteed.

During the fourth quarter of 2007, EKC issued a guarantee to Kodak Limited (the “Subsidiary”) and the Trustees (the “Trustees”) of the Kodak Pension Plan of the United Kingdom (the “Plan”).  Under this arrangement, EKC guarantees to the Subsidiary and the Trustees the ability of the Subsidiary, only to the extent it becomes necessary to do so, to (1) make contributions to the Plan to ensure sufficient assets exist to make plan benefit payments, and (2) make contributions to the Plan such that it will achieve full funded status by the funding valuation for the period ending December 31, 2015.  The guarantee expires upon the conclusion of the funding valuation for the period ending December 31, 2015 whereby the Plan achieves full funded status or earlier, in the event that the Plan achieves full funded status for two consecutive funding valuation cycles which are typically performed at least every three years.  The limit of potential future payments is dependent on the funding status of the Plan as it fluctuates over the term of the guarantee.  Currently, the Plan’s local funding valuation is in process and expected to be completed by March 2009.  As of September 30, 2008, management believes that performance under this guarantee by EKC is unlikely given expected investment performance and cash available at the Plan’s sponsoring company, the Subsidiary, should future cash contributions be needed.  The funding status of the Plan is included in Pension and other postretirement liabilities presented in the Consolidated Statement of Financial Position.

Indemnifications

The Company issues indemnifications in certain instances when it sells businesses and real estate, and in the ordinary course of business with its customers, suppliers, service providers and business partners.  Further, the Company indemnifies its directors and officers who are, or were, serving at the Company's request in such capacities.  Historically, costs incurred to settle claims related to these indemnifications have not been material to the Company’s financial position, results of operations or cash flows.  Additionally, the fair value of the indemnifications that the Company issued during the quarter ended September 30, 2008 was not material to the Company’s financial position, results of operations or cash flows.

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

(in millions)

Accrued warranty obligations as of December 31, 2007	$44
Actual warranty experience during 2008	(97)
2008 warranty provisions	100
Accrued warranty obligations as of September 30, 2008	$47

The Company also offers its customers extended warranty arrangements that are generally one year, but may range from three months to three years after the original warranty period.  The Company provides repair services and routine maintenance under these arrangements.  The Company has not separated the extended warranty revenues and costs from the routine maintenance service revenues and costs, as it is not practicable to do so.  Therefore, these revenues and costs have been aggregated in the discussion that follows.  Costs incurred under these arrangements for the nine months ended September 30, 2008 amounted to $133 million.  The change in the Company's deferred revenue balance in relation to these extended warranty and maintenance arrangements from December 31, 2007 to September 30, 2008, which is reflected in accounts payable and other current liabilities in the accompanying Consolidated Statement of Financial Position, was as follows:

(in millions)

Deferred revenue as of December 31, 2007	$148
New extended warranty and maintenance arrangements in 2008	282
Recognition of extended warranty and maintenance arrangement revenue in 2008	(283)
Deferred revenue as of September 30, 2008	$147

NOTE 9:  RESTRUCTURING AND RATIONALIZATION LIABILITIES

The Company has completed the cost reduction program that was initially announced in January 2004, which was referred to as the “2004–2007 Restructuring Program.”  With the completion of the 2004-2007 Restructuring Program, the Company has drastically reduced the amount and scope of workforce reduction plans and exit and disposal activities.  However, the Company recognizes the need to continually rationalize its workforce and streamline its operations to remain competitive in the face of an ever-changing business and economic climate.  These initiatives, referred to as ongoing rationalization activities, began in the first quarter of 2008.

The actual charges for restructuring and ongoing rationalization initiatives are recorded in the period in which the Company commits to formalized restructuring or ongoing rationalization plans, or executes the specific actions contemplated by the plans and all criteria for liability recognition under the applicable accounting guidance have been met.

Restructuring and Ongoing Rationalization Reserve Activity

The activity in the accrued balances and the non-cash charges and credits incurred in relation to restructuring programs and ongoing rationalization activities for the three and nine months ended September 30, 2008 were as follows:

			Long-lived Asset
		Exit	Impairments
	Severance	Costs	and Inventory	Accelerated
(in millions)	Reserve	Reserve	Write-downs	Depreciation	Total

Balance as of 12/31/07	$129	$35	$-	$-	$164

Q1 2008 charges	(11)	2	-	-	(9)
Q1 2008 utilization/cash payments	(44)	(6)	-	-	(50)
Q1 2008 other adjustments & reclasses	6	(1)	-	-	5
Balance as of 3/31/08	80	30	-	-	110

Q2 2008 charges	-	2	2	2	6
Q2 2008 reversals	-	(3)	-	-	(3)
Q2 2008 utilization/cash payments	(24)	(6)	(2)	(2)	(34)
Q2 2008 other adjustments & reclasses	-	2	-	-	2
Balance as of 6/30/08	56	25	-	-	81

Q3 2008 charges (1)	45	3	5	2	55
Q3 2008 reversals	(3)	-	-	-	(3)
Q3 2008 utilization/cash payments	(16)	(5)	(5)	(2)	(28)
Q3 2008 other adjustments & reclasses (2)	(3)	(1)	-	-	(4)
Balance as of 9/30/08	$79	$22	$-	$-	$101

(1) Includes severance charges of $51 million, offset by net curtailment gains related to these actions of $6 million.
(2) Primarily related to foreign currency translation adjustments.

The $52 million of charges, net of reversals, for the third quarter of 2008 includes $2 million of charges for accelerated depreciation and $2 million of charges for inventory write-downs, which were reported in cost of goods sold in the accompanying Consolidated Statement of Operations for the three months ended September 30, 2008.  The remaining costs incurred, net of reversals, of $48 million were reported as restructuring costs, rationalization and other in the accompanying Consolidated Statement of Operations for the three months ended September 30, 2008.  The severance and exit costs reserves require the outlay of cash, while long-lived asset impairments, accelerated depreciation and inventory write-downs represent non-cash items.

The charges, net of reversals, of $52 million recorded in the third quarter of 2008 included $6 million applicable to FPEG, $23 million applicable to CDG, $17 million applicable to GCG, and $6 million that was applicable to manufacturing, research and development, and administrative functions, which are shared across all segments.

As a result of these initiatives, severance payments will be paid during periods through 2009 since, in many instances, the employees whose positions were eliminated can elect or are required to receive their payments over an extended period of time.  In addition, certain exit costs, such as long-term lease payments, will be paid over periods throughout 2008 and beyond.

NOTE 10:  RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of the net periodic benefit cost for all major funded and unfunded U.S. and Non-U.S. defined benefit plans for the three and nine months ended September 30, are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2008		2007		2008		2007
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Major defined benefit plans:
Service cost	$13	$6	$16	$6	$40	$18	$55	$20
Interest cost	77	55	74	52	231	169	232	150
Expected return on plan assets	(136)	(66)	(133)	(65)	(408)	(203)	(405)	(187)
Amortization of:
Recognized net actuarial loss	1	15	2	14	3	47	5	48
Pension (income) expense before special termination benefits, curtailments, and settlements	(45)	10	(41)	7	(134)	31	(113)	31
Special termination benefits	7	-	17	-	13	1	45	7
Curtailment gains	-	(6)	-	-	(12)	(6)	(15)	(3)
Settlement gains	-	-	(7)	-	-	-	(45)	(4)
Net pension (income) expense	(38)	4	(31)	7	(133)	26	(128)	31
Other plans including unfunded plans	-	1	-	5	-	6	-	8
Total net pension (income) expense from continuing operations	$(38)	$5	$(31)	$12	$(133)	$32	$(128)	$39

For the three months ended September 30, 2008 and 2007, $7 million and $17 million, respectively, of special termination benefits charges were incurred as a result of the Company's restructuring actions and, therefore, have been included in restructuring costs and other in the Consolidated Statement of Operations.

The Company made contributions (funded plans) or paid benefits (unfunded plans) totaling approximately $30 million relating to its major U.S. and non-U.S. defined benefit pension plans in the third quarter of 2008.  The Company expects its contribution (funded plans) and benefit payment (unfunded plans) requirements for its major U.S. and non-U.S. defined benefit pension plans for the balance of 2008 to be approximately $29 million.

Postretirement benefit cost for the Company's U.S., United Kingdom and Canada postretirement benefit plans, which represent the Company's major postretirement plans, includes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2008	2007	2008	2007

Service cost	$1	$2	$5	$6
Interest cost	30	41	108	123
Amortization of:
Prior service credit	(15)	(8)	(35)	(28)
Actuarial loss	4	11	15	38
Other postretirement benefit cost before curtailments and settlements	20	46	93	139
Curtailment gain	(79)	-	(86)	(5)
Settlement gain	-	-	(2)	-
Total net postretirement benefit (income) expense	$(59)	$46	$5	$134

The Company paid benefits totaling approximately $52 million relating to its U.S., United Kingdom and Canada postretirement benefit plans in the third quarter of 2008.  The Company expects to pay benefits of $51 million for these postretirement plans for the balance of 2008.

On August 1, 2008, the Company adopted and announced certain changes to its U.S. postretirement benefit plan affecting its post-September 1991 retirees beginning January 1, 2009.  For affected participants, the terms of the amendment reduce the Company’s contribution toward retiree medical coverage from its 2008 level by one percentage point per year for a 10-year period, phase-out Company contributions for dependent medical coverage over the same 10-year period with access only coverage beginning in 2018, and discontinue retiree dental coverage and Company paid life insurance.

The changes made to the plan resulted in the remeasurement of the plan’s obligations as of August 1, 2008, the date the changes were adopted and announced by the Company.  This remeasurement reduced the Company’s other postretirement benefit obligation by $919 million of which $772 million is attributable to the plan changes.  In addition, the Company recognized a curtailment gain of $79 million as a result of the amendment.  The curtailment gain is included in cost of goods sold, selling, general and administrative expenses, and research and development costs in the Consolidated Statement of Operations for the three and nine months ended September 30, 2008.

The Company’s benefits to U.S. long-term disability recipients were also amended as described above.  These changes resulted in a reduction in Pension and other postretirement liabilities, and a corresponding gain of $15 million has been included in the cost of goods sold, selling, general and administrative expenses, and research and development costs in the Consolidated Statement of Operations for the three and nine months ended September 30, 2008.

In addition to the curtailment and other gain noted above, and as a result of the Company’s restructuring actions, the Company recognized net curtailment gains of $6 million in certain of its defined benefit and other postretirement benefit obligation plans that have been included in restructuring costs, rationalization and other in the Consolidated Statement of Operations for the three months ended September 30, 2008.

The Company accounts for its defined benefit pension and other postretirement plans in accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106 and 132(R)).”  SFAS No. 158 requires that the funded status of all overfunded plans be aggregated and presented as an asset.  The funded status of all underfunded plans must also be aggregated and presented as a liability.  As of September 30, 2008 and December 31, 2007 the funded status of all overfunded plans was approximately $2.6 billion and $2.5 billion, respectively, which is reflected in Other long-term assets in the Company’s Consolidated Statement of Financial Position.  As of September 30, 2008 and December 31, 2007, the funded status of all underfunded plans was approximately $1.9 billion and $3.4 billion, respectively.  In accordance with SFAS No. 158 the measurement date used to determine the funded status of each of the Company’s pension and other postretirement benefits plan is December 31 unless certain remeasurement events occur.  The Company’s most significant overfunded pension plan has not been remeasured since December 31, 2007 and plan assets are therefore reflected as of that date.

Certain of the Company's retirement plans were remeasured during the third quarter of 2008.  The remeasurement of the funded status of those plans during the quarter decreased the Company's recognized defined benefit and other postretirement benefit plan obligation by $1,244 million, inclusive of the $919 million benefit obligation reduction noted above.

NOTE 11:  EARNINGS PER SHARE

For the three and nine months ended September 30, 2008, the Company calculated diluted net earnings per share excluding the assumed conversion of outstanding options to purchase 22.9 million and 25.3 million shares, respectively, of the Company’s common stock.  For the three months ended September 30, 2007, the Company calculated diluted net earnings per share excluding the assumed conversion of outstanding options to purchase 25.7 million shares of the Company’s common stock.  These options were excluded in the computation of diluted net earnings per share because the options’ exercise prices were greater than the average market price of the common shares for each of these periods.

As a result of the net loss from continuing operations presented for the nine months ended September 30, 2007, the Company calculated the diluted net earnings per share using weighted average basic shares outstanding for the respective periods, as utilizing diluted shares would be anti-dilutive.  Therefore, outstanding options to purchase 29.8 million shares of the Company's common stock were not included in the computation of diluted net earnings per share for the nine months ended September 30, 2007.

The Company currently has $575 million in contingent convertible notes (the Convertible Securities) outstanding that were issued in October 2003.  Interest on the Convertible Securities accrues at a rate of 3.375% and is payable semi-annually.  Under certain conditions, the Convertible Securities are convertible at an initial conversion rate of 32.2373 shares of the Company's common stock for each $1,000 principal of the Convertible Securities.  The Company's diluted net earnings per share for the three and nine months ended September 30, 2007 and the nine months ended September 30, 2008 excludes the effect of the Convertible Securities, as they were anti-dilutive for each of these periods.  Diluted net earnings per share for the three months ended September 30, 2008 includes the effect of the convertible securities, as they were dilutive to earnings per share.

The following tables set forth the computations of basic and diluted earnings (loss) from continuing operations per share of common stock for the three and nine months ended September 30, 2008:

	For the Three Months Ended
	September 30, 2008

(in millions, except per share amounts)	Earnings (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS:
Earnings from continuing operations available to common stockholders	$101	283.1	$0.36

Effect of dilutive securities:
Unvested share-based awards	$-	0.3
Convertible securities	$5	18.5

Diluted EPS:
Adjusted earnings from continuing operations available to common stockholders and assumed issuances and conversions	$106	301.9	$0.35

	For the Nine Months Ended
	September 30, 2008

(in millions, except per share amounts)	Earnings (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS:
Earnings from continuing operations available to common stockholders	$187	286.2	$0.65

Effect of dilutive securities:
Unvested share-based awards	$-	0.2

Diluted EPS:
Adjusted earnings from continuing operations available to common stockholders and assumed issuances and conversions	$187	286.4	$0.65

NOTE 12:  SHAREHOLDERS' EQUITY

The Company has 950 million shares of authorized common stock with a par value of $2.50 per share, of which 391 million shares had been issued as of September 30, 2008 and December 31, 2007.  Treasury stock at cost consists of approximately 117 million and 103 million shares as of September 30, 2008 and December 31, 2007, respectively.

Share Repurchase Program

On June 24, 2008, the Company announced that its Board of Directors authorized a new share repurchase program allowing the Company, at management’s determination, to purchase up to $1.0 billion of its common stock.  The program will expire at the earlier of December 31, 2009 or when the Company has used all authorized funds for repurchase.  The share repurchase program does not obligate the Company to repurchase any dollar amount or number of shares of its common stock, and the program may be extended, modified, suspended, or discontinued at any time.  As of September 30, 2008, the Company has repurchased approximately 14 million shares under the program with an aggregate purchase price of approximately $219 million, representing an average price paid per share of $15.53.

Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2008	2007	2008	2007

Net earnings	$96	$37	$476	$461
Realized and unrealized (loss) gain from hedging activity, net of tax	(5)	7	(16)	7
Currency translation adjustments	(93)	53	(2)	87
Pension and other postretirement benefit plan obligation activity, net of tax	1,075	81	1,170	770
Total comprehensive income, net of tax	$1,073	$178	$1,628	$1,325

The pension and other postretirement benefit plan obligation activity is primarily the result of a benefit plan amendment and remeasurement of certain benefit plan obligations.  Refer to Note 10, “Retirement Plans and Other Postretirement Benefits” for more information.

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

Consumer Digital Imaging Group Segment (CDG):  CDG encompasses digital still and video cameras, digital devices, such as picture frames, snapshot printers and related media, kiosks and related media, APEX drylab systems which were introduced in the second quarter of 2008, consumer inkjet printing, Kodak Gallery, and imaging sensors.  The APEX drylab system provides an alternative to traditional photofinishing processing at retail locations.  CDG also includes the licensing activities related to the Company's intellectual property in digital imaging products.

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

Effective January 1, 2008, the Company changed its cost allocation methodologies related to employee benefits and corporate expenses.  For the three months ended September 30, 2007, this change decreased cost of goods sold by $6 million, increased selling, general, and administrative costs by $3 million, and increased research and development costs by $3 million.  For the nine months ended September 30, 2007, this change decreased cost of goods sold by $21 million, increased selling, general, and administrative costs by $11 million, and increased research and development costs by $10 million.

Prior period segment results have been revised to reflect the changes in segment reporting structure and cost allocation methodologies outlined above.

The changes in cost allocation methodologies referred to above increased (decreased) segment operating results for the three and nine months ended September 30, 2007 as follows:

	Three Months Ended	Nine Months Ended
(in millions)	September 30, 2007	September 30, 2007

Consumer Digital Imaging Group	$(10)	$(25)
Film, Photofinishing and Entertainment Group	10	22
Graphic Communications Group	(4)	(15)
All Other	4	18
Consolidated impact	$-	$-

Segment financial information is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2008	2007	2008	2007

Net sales from continuing operations:

Consumer Digital Imaging Group	$820	$766	$2,130	$1,875
Film, Photofinishing and Entertainment Group	764	928	2,335	2,738
Graphic Communications Group	821	837	2,513	2,460
All Other	-	2	5	8
Consolidated total	$2,405	$2,533	$6,983	$7,081

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2008	2007	2008	2007

Earnings (loss) from continuing operations before interest expense, other income (charges), net and income taxes:

Consumer Digital Imaging Group	$23	$18	$(137)	$(108)
Film, Photofinishing and Entertainment Group	77	113	157	264
Graphic Communications Group	23	36	35	74
All Other	(5)	(7)	(13)	(17)
Total of segments	118	160	42	213
Restructuring costs, rationalization and other	(52)	(127)	(46)	(594)
Postemployment benefit changes	94	-	94	-
Other operating income (expenses), net	(3)	(6)	14	33
Legal contingency	(10)	-	(10)	-
Legal settlement	-	(12)	(10)	(12)
Interest expense	(26)	(28)	(80)	(84)
Other income (charges), net	8	38	38	79
Consolidated earnings (loss) from continuing operations before income taxes	$129	$25	$42	$(365)

(in millions)	As of September 30, 2008	As of December 31, 2007

Segment total assets:

Consumer Digital Imaging Group	$2,325	$2,442
Film, Photofinishing and Entertainment Group	3,389	3,778
Graphic Communications Group	3,750	3,723
All Other	12	17
Total of segments	9,476	9,960
Cash and marketable securities	1,861	2,976
Deferred income tax assets	572	757
Other corporate assets/reserves	4	(34)
Consolidated total assets	$11,913	$13,659

NOTE 14: ACQUISITIONS

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

The two acquisitions had an aggregate purchase price of approximately $37 million and were individually immaterial to the Company’s financial position as of September 30, 2008, and its results of operations and cash flows for the three and nine months ended September 30, 2008.

NOTE 15:  DISCONTINUED OPERATIONS

The significant components of earnings from discontinued operations, net of income taxes, are as follows:

(in millions)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues from Health Group operations	$-	$-	$-	$754
Revenues from HPA operations	-	-	-	82
Total revenues from discontinued operations	$-	$-	$-	$836

Pre-tax income from Health Group operations	$-	$-	$-	$34
Pre-tax gain on sale of Health Group segment	-	6	-	986
Pre-tax income from HPA operations	-	-	-	5
(Provision) benefit for income taxes related to discontinued operations	(3)	(4)	292	(270)
All other items, net	(2)	3	(3)	3
(Loss) earnings from discontinued operations, net of income taxes	$(5)	$5	$289	$758

Tax Refund

In the second quarter of 2008, the Company received a tax refund from the U.S. Internal Revenue Service.  The refund was related to the audit of certain claims filed for tax years 1993-1998.  A portion of the refund related to past federal income taxes paid in relation to the 1994 sale of a subsidiary, Sterling Winthrop Inc., which was reported in discontinued operations.  The refund had a positive impact on the Company’s earnings from discontinued operations, net of income taxes, for the nine months ended September 30, 2008 of $295 million.  Refer to Note 5, “Income Taxes,” for further discussion of the tax refund.

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

The Company recognized a pre-tax gain of $980 million on the sale of the Health Group segment in the second quarter of 2007, and recorded pre-tax true-up adjustments to the gain on sale totaling $6 million in the third quarter of 2007, primarily related to gains from pension settlements.  The pre-tax gain excluded the following: up to $200 million of potential future payments related to Onex's return on its investment as noted above; potential charges or credits related to settling pension obligations with Onex in future periods; and any adjustments that may be made in the future that are currently under review.

The Company was required to use a portion of the initial $2.35 billion cash proceeds to fully repay its approximately $1.15 billion of Secured Term Debt.  In accordance with EITF No 87-24, “Allocation of Interest to Discontinued Operations,” the Company allocated to discontinued operations the interest expense related to the Secured Term Debt because it was required to be repaid as a result of the sale.  Interest expense allocated to discontinued operations totaled $30 million for the nine months ended September 30, 2007, respectively.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Due to recent disruptions in the broad financial markets and global economic weakness, management has placed increased emphasis on monitoring and managing the risks associated with the current economic environment, particularly the collectability of receivables, the fair value of assets, and the Company’s liquidity.  Management has assessed the implications of these recent events on the Company’s current businesses and believes that there has not been a significant impact to the Company’s financial position as of September 30, 2008 or liquidity during the first nine months of 2008.  Management will continue to monitor and manage the risks associated with the current economic environment and their impact on the Company’s financial position.  Refer to Item 1A of Part II, “Risk Factors.”

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

Consumer Digital Imaging Group Segment (CDG):  CDG encompasses digital still and video cameras, digital devices such as picture frames, snapshot printers and related media, kiosks and related media, APEX drylab systems which were introduced in the second quarter of 2008, consumer inkjet printing, Kodak Gallery, and imaging sensors.  The APEX drylab system provides an alternative to traditional photofinishing processing at retail locations.  CDG also includes the licensing activities related to the Company's intellectual property in digital imaging products.

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

Effective January 1, 2008, the Company changed its cost allocation methodologies related to employee benefits and corporate expenses.  For the three months ended September 30, 2007, this change decreased cost of goods sold by $6 million, increased selling, general, and administrative costs by $3 million, and increased research and development costs by $3 million.  For the nine months ended September 30, 2007, this change decreased cost of goods sold by $21 million, increased selling, general, and administrative costs by $11 million, and increased research and development costs by $10 million.

Prior period segment results have been revised to reflect the changes in segment reporting structure and cost allocation methodologies outlined above.

The changes in cost allocation methodologies referred to above increased (decreased) segment operating results for the three and nine months ended September 30, 2007 as follows:

	Three Months Ended	Nine Months Ended
(in millions)	September 30, 2007	September 30, 2007

Consumer Digital Imaging Group	$(10)	$(25)
Film, Photofinishing and Entertainment Group	10	22
Graphic Communications Group	(4)	(15)
All Other	4	18
Consolidated impact	$-	$-

Net Sales from Continuing Operations by Reportable Segment and All Other

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)				Foreign Currency				Foreign Currency
	2008	2007	Change	Impact*	2008	2007	Change	Impact*
Consumer Digital Imaging Group
Inside the U.S.	$476	$467	+2%	0%	$1,168	$1,122	+4%	0%
Outside the U.S.	344	299	+15	+4	962	753	+28	+8
Total Consumer Digital Imaging Group	820	766	+7	+2	2,130	1,875	+14	+3

Film, Photofinishing and Entertainment Group
Inside the U.S.	211	277	-24	0	647	803	-19	0
Outside the U.S.	553	651	-15	+3	1,688	1,935	-13	+5
Total Film, Photofinishing and Entertainment Group	764	928	-18	+2	2,335	2,738	-15	+4

Graphic Communications Group
Inside the U.S.	243	297	-18	0	783	876	-11	0
Outside the U.S.	578	540	+7	+6	1,730	1,584	+9	+9
Total Graphic Communications Group	821	837	-2	+4	2,513	2,460	+2	+6

All Other
Inside the U.S.	1	2	-	-	6	8	-	-
Outside the U.S.	(1)	-	-	-	(1)	-	-	-
Total All Other	-	2	-	-	5	8	-	-

Consolidated
Inside the U.S.	931	1,043	-11	0	2,604	2,809	-7	0
Outside the U.S.	1,474	1,490	-1	+5	4,379	4,272	+3	+7
Consolidated Total	$2,405	$2,533	-5%	+3%	$6,983	$7,081	-1%	+4%

* Represents the percentage point change in segment net sales for the period that is attributable to foreign currency fluctuations

Earnings (Loss) from Continuing Operations Before Interest Expense, Other Income (Charges), Net and Income Taxes by Reportable Segment and All Other

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2008	2007	Change	2008	2007	Change

Consumer Digital Imaging Group	$23	$18	+28%	$(137)	$(108)	-27%
Film, Photofinishing and Entertainment Group	77	113	-32%	157	264	-41%
Graphic Communications Group	23	36	-36%	35	74	-53%
All Other	(5)	(7)	+29%	(13)	(17)	+24%
Total of segments	$118	$160	-26%	$42	$213	-80%

Restructuring costs, rationalization and other	(52)	(127)		(46)	(594)
Postemployment benefit changes	94	-		94	-
Other operating income (expenses), net	(3)	(6)		14	33
Legal contingency	(10)	-		(10)	-
Legal settlement	-	(12)		(10)	(12)
Interest expense	(26)	(28)		(80)	(84)
Other income (charges), net	8	38		38	79
Consolidated earnings (loss) from continuing operations before income taxes	$129	$25	+416%	$42	$(365)	+112%

2008 COMPARED WITH 2007

Third Quarter

RESULTS OF OPERATIONS – CONTINUING OPERATIONS

CONSOLIDATED

(in millions, except per share data)	Three Months Ended
	September 30,
	2008	% of Sales	2007	% of Sales	Increase / (Decrease)	% Change

Net sales	$2,405		$2,533		$(128)	-5%
Cost of goods sold	1,744		1,856		(112)	-6%
Gross profit	661	27.5%	677	26.7%	(16)	-2%
Selling, general and administrative expenses	363	15%	424	17%	(61)	-14%
Research and development costs	100	4%	132	5%	(32)	-24%
Restructuring costs, rationalization and other	48		100		(52)	-52%
Other operating expenses (income), net	3		6		(3)	-50%
Earnings from continuing operations before interest expense, other income (charges), net and income taxes	147	6%	15	1%	132	880%
Interest expense	26		28		(2)	-7%
Other income (charges), net	8		38		(30)	-79%
Earnings from continuing operations before income taxes	129		25		104	416%
Provision (benefit) for income taxes	28		(7)		35	-500%
Earnings from continuing operations	101	4%	32	1%	69	216%
(Loss) earnings from discontinued operations, net of income taxes	(5)		5		(10)	-200%
NET EARNINGS	$96		$37		$59	159%

	Three Months Ended
	September 30,		Percent Change vs. 2007
	2008 Amount	Change vs. 2007	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net sales	$2,405	-5.1%	-3.2%	-4.7%	2.8%	n/a

Gross profit margin	27.5%	0.8pp	n/a	-5.1pp	0.3pp	5.6pp

Worldwide Revenues

For the three months ended September 30, 2008, net sales decreased compared with the same period in 2007 due to unfavorable price/mix within all three segments and industry-related volume declines driven by Film Capture and Traditional Photofinishing within FPEG.  These declines were partially offset by volume increases in CDG, Document Imaging within GCG, and favorable foreign exchange across all segments.  Within CDG, Digital Capture and Devices and Consumer Inkjet Systems experienced significant increases in volume over the prior-year period.  Unfavorable price/mix was primarily driven by Digital Capture and Devices within CDG.

Gross Profit

Gross profit declined in the third quarter of 2008 in dollars but increased as a percentage of sales, primarily due to reductions in manufacturing and other costs within CDG, partially offset by unfavorable price/mix across all segments.  The improvements in manufacturing and other costs were driven by manufacturing efficiencies within CDG, the benefit of lower depreciation expense as a result of the change in useful lives executed during the first quarter of 2008, lower restructuring-related charges and curtailment and other gains caused by changes to certain of the Company’s U.S. postemployment benefit plans (see below), partially offset by an increase in silver, paper and petroleum-based raw material and other costs.

Included in gross profit for the quarter is a non-recurring amendment of an intellectual property licensing agreement within Digital Capture and Devices.  The amendment of this licensing agreement contributed approximately 4.7% of consolidated revenue to consolidated gross profit dollars in the current quarter, as compared with 2.7% of consolidated revenue to consolidated gross profit dollars for a non-recurring arrangement in the prior year quarter.

In the first quarter of 2008, the Company performed an updated analysis of expected industry-wide declines in the traditional film and paper businesses and its useful lives on related assets.  This analysis indicated that the assets will continue to be used in these businesses for a longer period than previously anticipated.  As a result, the Company revised the useful lives of certain existing production machinery and equipment, and manufacturing-related buildings effective January 1, 2008.  These assets, which were previously set to fully depreciate by mid-2010, are now being depreciated with estimated useful lives ending from 2011 to 2015.  The change in useful lives reflects the Company’s estimate of future periods to be benefited from the use of the property, plant, and equipment.  As a result of these changes, for 2008 the Company expects that depreciation expense will be reduced by approximately $107 million, of which approximately $95 million will benefit pretax earnings from continuing operations.  The net impact of the change in estimate to earnings from continuing operations for the three months ended September 30, 2008 is an increase of $26 million, or $.09 on a fully-diluted earnings per share basis.  Refer to Note 1, “Basis of Presentation.”

Selling, General and Administrative Expenses

The decrease in consolidated selling, general and administrative expenses (SG&A) was a result of company-wide cost reduction actions and curtailment and other gains recognized due to changes to certain of the Company’s U.S. postemployment benefit plans (see below), partially offset by unfavorable foreign exchange.

Research and Development Costs

The decrease in consolidated research and development costs (R&D) was a result of curtailment and other gains recognized due to changes to certain of the Company’s U.S. postemployment benefit plans (see below), and reduced spending in 2008 in CDG related to the introduction of consumer inkjet printers in 2007.

Postemployment Benefit Plan Changes

In the third quarter of 2008, the Company amended certain of its U.S. postemployment benefits effective as of January 1, 2009.  As a result of these plan changes, curtailment and other gains of $94 million were recognized in the third quarter of 2008.  The gains are reflected in the Consolidated Statement of Operations as follows: $48 million in cost of goods sold, $27 million in SG&A, and $19 million in R&D.  The impact of these gains is not reflected in segment results.  Refer to Note 10, “Retirement Plans and Other Postretirement Benefits” and Note 13, “Segment Information.”

Restructuring Costs, Rationalization and Other

These costs, as well as the restructuring and rationalization-related costs reported in cost of goods sold, are discussed under "RESTRUCTURING COSTS, RATIONALIZATION AND OTHER" section.

 Other Income (Charges), Net

The other income (charges), net category primarily includes interest income, income and losses from equity investments, and foreign exchange gains and losses.  The decrease in other income (charges), net was primarily attributable to a decrease in interest income due to lower interest rates and lower cash balances in the third quarter of 2008 as compared with 2007, and an increase in losses on foreign exchange transactions as compared with the prior year quarter.

Income Tax Provision (Benefit)

(dollars in millions)	Three Months Ended
	September 30,
	2008	2007
Earnings from continuing operations before income taxes	$129	$25
Provision (benefit) for income taxes	$28	$(7)
Effective tax rate	21.7%	(28.0)%

The change in the Company’s effective tax rate from continuing operations is primarily attributable to: (1) earnings generated within the U.S. in the third quarter of 2008 that were not taxed due to the impact of valuation allowances, (2) a tax benefit recorded in continuing operations in 2007 for losses in certain jurisdictions where historically there have been  valuation allowances due to the recognition of the pre-tax gain in discontinued operations, (3) losses generated in certain jurisdictions outside the U.S. that were not benefited due to the impact of  valuation allowances, (4) the mix of earnings from operations in certain lower-taxed jurisdictions outside the U.S., and (5) adjustments for uncertain tax positions and audit settlements.

CONSUMER DIGITAL IMAGING GROUP

(dollars in millions)	Three Months Ended
	September 30,
	2008	% of Sales	2007	% of Sales	Increase / (Decrease)	% Change

Net sales	$820		$766		$54	7%
Cost of goods sold	603		538		65	12%
Gross profit	217	26.5%	228	29.8%	(11)	-5%
Selling, general and administrative expenses	140	17%	148	19%	(8)	-5%
Research and development costs	54	7%	62	8%	(8)	-13%
Earnings from continuing operations before interest expense, other income (charges), net and income taxes	$23	3%	$18	2%	$5	28%

	Three Months Ended
	September 30,		Percent Change vs. 2007
	2008 Amount	Change vs. 2007	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net sales	$820	7.0%	15.4%	-10.0%	1.6%	n/a

Gross profit margin	26.5%	-3.3pp	n/a	-9.9pp	0.8pp	5.8pp

Worldwide Revenues

Net sales for CDG increased 7% due to growth in Digital Capture and Devices and Consumer Inkjet Systems.

Net sales of Digital Capture and Devices, which includes consumer digital still and video cameras, digital picture frames, accessories, memory products, snapshot printers and related media, and intellectual property royalties, increased 7% in the third quarter of 2008 as compared with the prior year quarter, primarily reflecting higher volumes of digital cameras and digital picture frames, increased intellectual property royalties (see gross profit discussion below), and favorable foreign exchange, partially offset by unfavorable price/mix.

Net worldwide sales of Consumer Inkjet Systems, which includes inkjet printers and related consumables, increased significantly, reflecting volume improvements due to the launch of the product line at the end of the first quarter of 2007 and the introduction of the second generation of printers in the first quarter of 2008, and favorable foreign exchange, partially offset by unfavorable price/mix.

Net sales of Retail Systems Solutions, which includes kiosks and related media and APEX drylab systems, increased 2% in the third quarter of 2008, reflecting higher media volumes and favorable foreign exchange.  These increases were partially offset by unfavorable price/mix.

Gross Profit

The decrease in gross profit margin for CDG was primarily attributable to unfavorable price/mix primarily within Digital Capture and Devices and Consumer Inkjet Systems, partially offset by reduced manufacturing and other costs and favorable foreign exchange within both of these SPGs.  The reduction in manufacturing and other costs was due to manufacturing efficiencies driven by improved leverage of product platforms.

Included in gross profit for the quarter is a non-recurring amendment of an intellectual property licensing agreement with an existing licensee.  The impact of this licensing arrangement contributed approximately 13.7% of segment revenue to segment gross profit dollars in the current quarter, as compared with 8.8% of segment revenue to segment gross profit dollars for a non-recurring arrangement in the prior year quarter.

The current quarter results also include approximately $32 million related to intellectual property licensing arrangements under which the Company’s continuing obligations are expected to be fulfilled by the end of 2008.  The Company expects to secure other new licensing arrangements, the timing and amounts of which are difficult to predict.  These types of arrangements provide the Company with a return on portions of historical R&D investments and new licensing opportunities are expected to have a continuing impact on the results of operations.

Selling, General and Administrative Expenses

The decrease in SG&A expenses for CDG was primarily driven by ongoing efforts to achieve target cost models, partially offset by unfavorable foreign exchange.

Research and Development Costs

The decrease in research and development (R&D) costs for CDG was primarily attributable to lower spending in 2008 as compared to the prior year due to the introduction of consumer inkjet printers in 2007, and decreased spending in the current quarter as a result of cost reduction actions taken throughout the segment. These decreases were partially offset by increased spending on CMOS sensor R&D activities.

FILM, PHOTOFINISHING AND ENTERTAINMENT GROUP

(dollars in millions)	Three Months Ended
	September 30,
	2008	% of Sales	2007	% of Sales	Increase / (Decrease)	% Change

Net sales	$764		$928		$(164)	-18%
Cost of goods sold	583		682		(99)	-15%
Gross profit	181	23.7%	246	26.5%	(65)	-26%
Selling, general and administrative expenses	93	12%	120	13%	(27)	-23%
Research and development costs	11	1%	13	1%	(2)	-15%
Earnings from continuing operations before interest expense, other income (charges), net and income taxes	$77	10%	$113	12%	$(36)	-32%

	Three Months Ended
	September 30,		Percent Change vs. 2007
	2008 Amount	Change vs. 2007	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net sales	$764	-17.7%	-18.9%	-1.3%	2.5%	n/a

Gross profit margin	23.7%	-2.8pp	n/a	-3.1pp	0.0pp	0.3pp

Worldwide Revenues

Net sales for FPEG decreased 18% primarily due to decreases in Film Capture and Traditional Photofinishing. Net worldwide sales of Film Capture and Traditional Photofinishing decreased 40% and 17%, respectively, in the third quarter of 2008 as compared with the third quarter of 2007, primarily reflecting continuing declines in the consumer film industry, partially offset by favorable foreign exchange.

Net worldwide sales for Entertainment Imaging decreased 3% compared with the prior year, reflecting slight unfavorability in volumes and price/mix, partially offset by favorable foreign exchange.  These volume declines are primarily due to the delay in creation of feature films resulting from current contract negotiations between the studios and the Screen Actors’ Guild.

Gross Profit

The decrease in FPEG gross profit dollars is primarily a result of declines in sales volume within Film Capture as described above, and unfavorable price/mix within Entertainment Imaging and Film Capture.

The decrease in FPEG gross profit margin was primarily driven by unfavorable price/mix within Entertainment Imaging and Film Capture.  The manufacturing and other costs decreased slightly due to the benefit of lower depreciation expense as a result of the change in useful lives executed during the first quarter of this year.  These cost decreases were mostly offset by higher costs for silver, paper, and petroleum-based raw material and other costs.  Refer to Note 1, “Basis of Presentation.”

Selling, General and Administrative Expenses

The decline in SG&A expenses for FPEG was attributable to ongoing efforts to achieve target cost models, partially offset by unfavorable foreign exchange.

GRAPHIC COMMUNICATIONS GROUP

(dollars in millions)	Three Months Ended
	September 30,
	2008	% of Sales	2007	% of Sales	Increase / (Decrease)	% Change

Net sales	$821		$837		$(16)	-2%
Cost of goods sold	594		596		(2)	0%
Gross profit	227	27.6%	241	28.8%	(14)	-6%
Selling, general and administrative expenses	155	19%	153	18%	2	1%
Research and development costs	49	6%	52	6%	(3)	-6%
Earnings from continuing operations before interest expense, other income (charges), net and income taxes	$23	3%	$36	4%	$(13)	-36%

	Three Months Ended
	September 30,		Percent Change vs. 2007
	2008 Amount	Change vs. 2007	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net sales	$821	-1.9%	-2.6%	-3.5%	4.2%	n/a

Gross profit margin	27.6%	-1.2pp	n/a	-2.2pp	0.0pp	1.0pp

Worldwide Revenues

GCG net sales for the quarter decreased 2% as compared with the prior-year quarter as a result of volume declines and unfavorable price/mix within Prepress Solutions and Digital Printing Solutions, partially offset by favorable foreign exchange.  Recent global financial market disruptions have affected equipment placements across most product lines, and tightening credit availability has resulted in deferrals of some orders taken earlier this year at the drupa tradeshow.

Net worldwide sales of Prepress Solutions decreased 3%, primarily driven by volume declines and unfavorable price/mix in analog plates, partially offset by favorable foreign exchange and volume growth in digital plates.  The overall volume performance was driven largely by softness in the U.S. market.  New product introductions continue to enhance digital plate growth.

Net worldwide sales of Digital Printing Solutions decreased 7%, primarily driven by unfavorable price/mix and lower volumes in digital printing equipment, partially offset by favorable foreign exchange and growth in digital printing consumable volumes.  Inkjet and electrophotographic color equipment volumes were negatively impacted by the economic issues in the financial markets that have restricted the availability of credit and delayed purchase decisions.  The decline in black-and-white electrophotographic equipment volumes continues as customers convert to solutions that offer color options.  Page volume growth of 15% in the color electrophotographic space was a key contributor to the growth of consumable sales volumes in the quarter.

Net worldwide sales of Document Imaging increased 3%.  Unfavorable price/mix was more than offset by volume growth and favorable foreign exchange.  For the quarter, strong growth was realized in both Distributed Scanners and Production Scanners.

Net worldwide sales of Enterprise Solutions increased 6%, primarily due to favorable foreign exchange, strong volume growth in the production workflow products, and acquisitions made in the second quarter of 2008.

Gross Profit

The decline in gross profit, in both dollars and as a percentage of sales, was driven by Prepress Solutions, due to unfavorable price/mix in plates and output devices and unfavorable manufacturing costs related to higher petroleum-based raw material costs, increased distribution expense, and manufacturing volume declines.  Favorable aluminum costs versus the prior year quarter, and foreign exchange partially offset these factors in Prepress Solutions.

Selling, General and Administrative Expenses

The slight increase in SG&A expenses for GCG was attributable to unfavorable foreign exchange.

RESULTS OF OPERATIONS - DISCONTINUED OPERATIONS

For discussion of the results of operations – discontinued operations please refer to Note 15, “Discontinued Operations,” in the Notes to Financial Statements.

Year to Date

RESULTS OF OPERATIONS – CONTINUING OPERATIONS

CONSOLIDATED
(in millions, except per share data)	Nine Months Ended
	September 30,
	2008	% of Sales	2007	% of Sales	Increase / (Decrease)	% Change

Net sales	$6,983		$7,081		$(98)	-1%
Cost of goods sold	5,312		5,332		(20)	0%
Gross profit	1,671	23.9%	1,749	24.7%	(78)	-4%
Selling, general and administrative expenses	1,180	17%	1,253	18%	(73)	-6%
Research and development costs	381	5%	409	6%	(28)	-7%
Restructuring costs, rationalization and other	40		480		(440)	-92%
Other operating expenses (income), net	(14)		(33)		19	-58%
Earnings (loss) from continuing operations before interest expense, other income (charges), net and income taxes	84	1%	(360)	-5%	444	123%
Interest expense	80		84		(4)	-5%
Other income (charges), net	38		79		(41)	-52%
Earnings (loss) from continuing operations before income taxes	42		(365)		407	112%
Benefit for income taxes	(145)		(68)		(77)	113%
Earnings (loss) from continuing operations	187	3%	(297)	-4%	484	163%
Earnings from discontinued operations, net of income taxes	289		758		(469)	-62%
NET EARNINGS	$476		$461		$15	3%

	Nine Months Ended
	September 30,		Percent Change vs. 2007
	2008 Amount	Change vs. 2007	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net sales	$6,983	-1.4%	-0.4%	-5.4%	4.4%	n/a

Gross profit margin	23.9%	-0.8pp	n/a	-5.8pp	0.9pp	4.1pp

Worldwide Revenues

For the nine months ended September 30, 2008, net sales decreased compared with the same period in 2007 due primarily to unfavorable price/mix across all segments and industry related volume declines, driven largely by Film Capture and Traditional Photofinishing within FPEG.  These declines were partially offset by volume increases in CDG, and Document Imaging within GCG, and favorable foreign exchange.  Within CDG, Digital Capture and Devices and Consumer Inkjet Systems experienced significant increases in volume over the prior-year period.  Unfavorable price/mix was primarily driven by Consumer Inkjet Systems and Digital Capture and Devices within CDG.

Gross Profit

Gross profit declined in the nine months of 2008 in both dollars and as a percentage of sales, due largely to unfavorable price/mix across all segments, partially offset by reductions in manufacturing and other costs within CDG, and favorable foreign exchange.  The improvements in manufacturing and other costs were driven by manufacturing efficiencies within CDG, the benefit of lower depreciation expense as a result of the change in useful lives executed during the first quarter of 2008, changes to the Company’s U.S. postemployment benefit plans (see below), and lower restructuring-related charges, partially offset by increased silver, aluminum, paper, and petroleum-based raw material and other costs.  The net impact of the change in useful lives is an increase in earnings from continuing operations for the nine months ended September 30, 2008 of $69 million, or $.24 on a fully-diluted earnings per share basis.  Refer to Note 1, “Basis of Presentation.”

Included in gross profit is a non-recurring amendment of an intellectual property licensing agreement within Digital Capture and Devices.  This licensing arrangement amendment contributed approximately 1.6% of consolidated revenue to consolidated gross profit dollars in the current period, as compared with 1.0% of consolidated revenue to consolidated gross profit dollars for a non-recurring arrangement in the prior year period.

Selling, General and Administrative Expenses

The year-over-year decrease in consolidated SG&A was primarily attributable to Company-wide cost reduction actions, and curtailment and other gains recognized due to changes to certain of the Company’s U.S. postemployment benefit plans (see below), partially offset by unfavorable foreign exchange, increased expenses to support Consumer Inkjet Systems’ and Retail Systems Solutions’ go-to-market activities, and costs associated with the Company’s participation in the drupa tradeshow in the second quarter of 2008.

Research and Development Costs

The decrease in R&D spending compared with prior year was primarily attributable to curtailment and other gains recognized due to changes to certain of the Company’s U.S. postemployment benefit plans (see below), and significantly reduced spending in 2008 in CDG due to the introduction of consumer inkjet printers in 2007.  These decreases in R&D spending were partially offset by investments in new workflow products in Enterprise Solutions and R&D related acquisitions made in the second quarter of 2008, both within GCG.

Postemployment Benefit Plan Changes

In the third quarter of 2008, the Company amended certain of its U.S. postemployment benefits effective as of January 1, 2009.  As a result of these plan changes, curtailment and other gains of $94 million were recognized in the third quarter of 2008.  The gains are reflected in the Consolidated Statement of Operations as follows: $48 million in cost of goods sold, $27 million in SG&A, and $19 million in R&D.  The impact of these gains is not reflected in segment results.  Refer to Note 10, “Retirement Plans and Other Postretirement Benefits” and Note 13, “Segment Information.”

Restructuring Costs, Rationalization and Other

These costs, as well as the restructuring and rationalization-related costs reported in cost of goods sold, are discussed under "RESTRUCTURING COSTS, RATIONALIZATION AND OTHER" section.

Other Operating Expenses (Income), Net

The other operating expenses (income), net category includes gains and losses on sales of capital assets and businesses and certain asset impairment charges.  The year-over-year change in other operating expenses (income), net was largely driven by higher gains on sales of capital assets and businesses in the nine months ended September 30, 2007, as compared with 2008.

Other Income (Charges), Net

The other income (charges), net category includes interest income, income and losses from equity investments, and foreign exchange gains and losses.  The decrease in other income (charges), net was primarily attributable to a decrease in interest income due to lower interest rates and lower cash balances in 2008 as compared with 2007, an increase in losses on foreign exchange as compared with the prior year, and expense related to support of an educational institution in the second quarter of 2008.

Income Tax Benefit

(dollars in millions)	Nine Months Ended
	September 30,
	2008	2007
Earnings (loss) from continuing operations before income taxes	$42	$(365)
Benefit for income taxes	$(145)	$(68)
Effective tax rate	(345.2)%	18.6%

The change in the Company’s effective tax rate from continuing operations is primarily attributable to: (1) a $270 million benefit recognized during the second quarter of 2008 for interest earned on a refund received from the U.S. Internal Revenue Service, (2) losses generated within the U.S. and in certain jurisdictions outside the U.S. in the nine months of 2008 that were not benefited due to the impact of valuation allowances, (3) a tax benefit recorded in continuing operations in 2007 for losses in certain jurisdictions where historically there have been valuation allowances due to the recognition of the pre-tax gain in discontinued operations, (4) the mix of earnings from operations in certain lower-taxed jurisdictions outside the U.S., and (5) adjustments for uncertain tax positions and tax audits.

CONSUMER DIGITAL IMAGING GROUP

(dollars in millions)	Nine Months Ended
	September 30,
	2008	% of Sales	2007	% of Sales	Increase / (Decrease)	% Change

Total net sales	$2,130		$1,875		$255	14%
Cost of goods sold	1,699		1,406		293	21%
Gross profit	431	20.2%	469	25.0%	(38)	-8%
Selling, general and administrative expenses	403	19%	392	21%	11	3%
Research and development costs	165	8%	185	10%	(20)	-11%
Loss from continuing operations before interest expense, other income (charges), net and income taxes	$(137)	-6%	$(108)	-6%	$(29)	-27%

	Nine Months Ended
	September 30,		Percent Change vs. 2007
	2008 Amount	Change vs. 2007	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net sales	$2,130	13.6%	23.7%	-13.5%	3.4%	n/a

Gross profit margin	20.2%	-4.8pp	n/a	-14.4pp	2.0pp	7.6pp

Worldwide Revenues

Net sales for CDG increased 14% primarily due to growth in Consumer Inkjet Systems, Digital Capture and Devices, and Retail Systems Solutions.

Net worldwide sales of Digital Capture and Devices, which includes consumer digital still and video cameras, digital picture frames, accessories, memory products, snapshot printers and related media, and intellectual property royalties, increased 16% in the nine months ended September 30, 2008 as compared with the prior year period.  This increase primarily reflects higher volumes for digital cameras and digital picture frames, increased intellectual property royalties (see gross profit discussion below) and favorable foreign exchange, partially offset by unfavorable price/mix for digital cameras and digital picture frames.  Digital picture frames were introduced at the end of the first quarter of 2007.

Net worldwide sales of Consumer Inkjet Systems, which includes inkjet printers and related consumables, increased significantly in the nine months ended September 30, 2008, reflecting volume improvements due to the launch of the product line at the end of the first quarter of 2007 and the introduction of the second generation of printers in the first quarter of 2008, and favorable foreign exchange, partially offset by unfavorable price/mix.

Net worldwide sales of Retail Systems Solutions, which includes kiosks and related media and APEX drylab systems, increased 6% in the nine months ended September 30, 2008 as compared with the prior year period, reflecting higher equipment and media volumes as well as favorable foreign exchange, partially offset by unfavorable price/mix.

Gross Profit

The decrease in gross profit margin for CDG was primarily attributable to unfavorable price/mix within Consumer Inkjet Systems and Digital Capture and Devices, partially offset by reduced manufacturing and other costs for those two SPGs, and favorable foreign exchange across all SPGs.  The reduction in manufacturing and other costs was due to manufacturing efficiencies driven by improved leverage of product platforms.

Included in gross profit is a non-recurring amendment of an intellectual property licensing agreement with an existing licensee.  The impact of this amendment contributed approximately 5.3% of segment revenue to segment gross profit dollars in the current period, as compared with 3.6% of segment revenue to segment gross profit dollars for a non-recurring arrangement in the prior year period.

The current year-to-date results also include approximately $95 million related to intellectual property licensing arrangements under which the Company’s continuing obligations are expected to be fulfilled by the end of 2008.  The Company expects to secure other new licensing agreements, the timing and amounts of which are difficult to predict. These types of arrangements provide the Company with a return on portions of historical R&D investments and new licensing opportunities are expected to have a continuing impact on the results of operations.

Selling, General and Administrative Expenses

The increase in SG&A expenses for CDG was primarily driven by increased expenses to support Consumer Inkjet Systems’ and Retail Systems Solutions’ go-to-market activities, and unfavorable foreign exchange.  These increases were partially offset by a decrease in SG&A expenses in Digital Capture and Devices driven primarily by ongoing efforts to achieve target cost models.

Research and Development Costs

The decrease in research and development (R&D) costs for CDG was primarily attributable to lower spending in 2008 as compared to the prior year due to the introduction of consumer inkjet printers in 2007 , and decreased spending in the current period as a result of cost reduction actions taken throughout the segment.

FILM, PHOTOFINISHING AND ENTERTAINMENT GROUP

(dollars in millions)	Nine Months Ended
	September 30,
	2008	% of Sales	2007	% of Sales	Increase / (Decrease)	% Change

Total net sales	$2,335		$2,738		$(403)	-15%
Cost of goods sold	1,823		2,045		(222)	-11%
Gross profit	512	21.9%	693	25.3%	(181)	-26%
Selling, general and administrative expenses	313	13%	382	14%	(69)	-18%
Research and development costs	42	2%	47	2%	(5)	-11%
Earnings from continuing operations before interest expense, other income (charges), net and income taxes	$157	7%	$264	10%	$(107)	-41%

	Nine Months Ended
	September 30,		Percent Change vs. 2007
	2008 Amount	Change vs. 2007	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Total net sales	$2,335	-14.7%	-16.9%	-1.5%	3.7%	n/a

Gross profit margin	21.9%	-3.4pp	n/a	-2.0pp	0.5pp	-1.9pp

Worldwide Revenues

Net sales for FPEG decreased 15% primarily due to Film Capture and Traditional Photofinishing.  Net worldwide sales of Film Capture and Traditional Photofinishing decreased 36% and 16%, respectively, in the nine months ended September 30, 2008 as compared with the comparable period of 2007, primarily reflecting continuing industry volume declines in both of these SPGs, partially offset by favorable foreign exchange.

Net worldwide sales for Entertainment Imaging decreased 3% compared with the prior year period, primarily reflecting the effects of the writers’ strike that negatively impacted volumes in the first quarter of 2008, and reduced demand from the delay in creation of feature films resulting from current contract negotiations between the studios and the Screen Actors’ Guild.  These decreases were partially offset by favorable foreign exchange.

Gross Profit

The decrease in FPEG gross profit dollars is primarily a result of declines in sales volume within Film Capture as described above, unfavorable price/mix primarily within Entertainment Imaging and Traditional Photofinishing, and increased manufacturing costs across all SPGs.  These declines were partially offset by favorable foreign exchange.

The decrease in FPEG gross profit margin was primarily driven by unfavorable price/mix and increased manufacturing and other costs across all SPGs, partially offset by favorable foreign exchange. The increased manufacturing and other costs were driven by higher costs of silver, paper, and petroleum-based raw material and other costs.  These cost increases were partially offset by the benefit of lower depreciation expense as a result of the change in useful lives.  Refer to Note 1, “Basis of Presentation.”

Selling, General and Administrative Expenses

The decline in SG&A expenses for FPEG was attributable to ongoing efforts to achieve target cost models, partially offset by unfavorable foreign exchange.

GRAPHIC COMMUNICATIONS GROUP

(dollars in millions)	Nine Months Ended
	September 30,
	2008	% of Sales	2007	% of Sales	Increase / (Decrease)	% Change

Total net sales	$2,513		$2,460		$53	2%
Cost of goods sold	1,814		1,753		61	3%
Gross profit	699	27.8%	707	28.7%	(8)	-1%
Selling, general and administrative expenses	488	19%	474	19%	14	3%
Research and development costs	176	7%	159	6%	17	11%
Earnings from continuing operations before interest expense, other income (charges), net and income taxes	$35	1%	$74	3%	$(39)	-53%

	Nine Months Ended
	September 30,		Percent Change vs. 2007
	2008 Amount	Change vs. 2007	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net sales	$2,513	2.2%	-0.5%	-3.4%	6.1%	n/a

Gross profit margin	27.8%	-0.9pp	n/a	-1.5pp	-0.1pp	0.7pp

Worldwide Revenues

GCG net sales increased 2% as compared with the prior year period, primarily driven by favorable foreign exchange.  Volume growth in digital plates within Prepress Solutions and in Document Imaging was offset by volume declines and unfavorable price/mix in analog plates within Prepress Solutions and in other SPGs.  Recent global financial market disruptions have affected equipment placements across most product lines, and tightening credit availability has resulted in deferrals of some orders taken earlier this year at the drupa tradeshow.

Net worldwide sales of Prepress Solutions increased 3%, driven primarily by volume growth in digital plates and favorable foreign exchange, partially offset by volume declines in analog plates and output devices. New product introductions continue to enhance digital plate growth.

Net worldwide sales of Digital Printing Solutions decreased 2%.  Declines in volume and unfavorable price/mix attributable to equipment products were partially offset by volume growth in consumables and favorable foreign exchange for all products.  Volume declines were largely attributable to inkjet equipment placements, where certain customers have delayed purchases based on the availability of credit and the current economic issues in the marketplace, and black-and-white electrophotographic equipment, which continues to decline as certain customers convert to solutions that offer color options.  Color electrophotographic equipment volumes increased, driven by new product line introductions and enhancements.  Page volume growth of 19% in the color electrophotographic space was a key contributor to the growth of consumable sales volumes.

Net worldwide sales of Document Imaging increased 3% compared with the prior year period.  Unfavorable price/mix was more than offset by volume growth and favorable foreign exchange.  Volume growth in both the Distributed Scanners and Production Scanners contributed to year over year performance.

Net worldwide sales of Enterprise Solutions increased 2% as compared with the prior year period.  Favorable foreign exchange and acquisitions made during the second quarter of 2008 were partially offset by unfavorable price/mix and volume declines.

Gross Profit

The decline in gross profit margin was primarily driven by Prepress Solutions, as increased manufacturing costs related to aluminum and petroleum-based raw materials, as well as higher distribution expense and manufacturing volume declines were partially offset by favorable foreign exchange.  Document Imaging gross profit improvements partially offset the declines in Prepress Solutions.

Selling, General and Administrative Expenses

The increase in SG&A expenses for GCG was attributable to increased costs associated with the Company’s participation in the drupa tradeshow in the second quarter of 2008, go-to-market investments, and unfavorable foreign exchange.

Research and Development Costs

The increase in R&D costs for GCG was driven by investments in new workflow products in Enterprise Solutions, R&D related to acquisitions made in the second quarter of 2008, and increased investments in Document Imaging technologies.

RESULTS OF OPERATIONS - DISCONTINUED OPERATIONS

For discussion of the results of operations – discontinued operations please refer to Note 15, “Discontinued Operations,” in the Notes to Financial Statements.

RESTRUCTURING COSTS, RATIONALIZATION AND OTHER

The Company has completed the cost reduction program that was initially announced in January 2004, which was referred to as the “2004–2007 Restructuring Program.”  With the completion of the 2004-2007 Restructuring Program, the Company has drastically reduced the amount and scope of workforce reduction plans and exit and disposal activities.  However, the Company recognizes the need to continually rationalize its workforce and streamline its operations to remain competitive in the face of an ever-changing business and economic climate.  These initiatives, referred to as ongoing rationalization activities, began in the first quarter of 2008.

During the three and nine months ended September 30, 2008, the Company made cash payments of approximately $21 million and $101 million, respectively, related to restructuring and rationalization.

The $52 million of charges, net of reversals, for the third quarter of 2008 includes $2 million of charges for accelerated depreciation and $2 million of charges for inventory write-downs, which were reported in cost of goods sold in the accompanying Consolidated Statement of Operations for the three months ended September 30, 2008.  The remaining costs incurred, net of reversals, of $48 million were reported as restructuring costs, rationalization and other in the accompanying Consolidated Statement of Operations for the three months ended September 30, 2008.  The severance and exit costs reserves require the outlay of cash, while long-lived asset impairments, accelerated depreciation and inventory write-downs represent non-cash items.

The charges, net of reversals, of $52 million recorded in the third quarter of 2008 included $6 million applicable to FPEG, $23 million applicable to CDG, $17 million applicable to GCG, and $6 million that was applicable to manufacturing, research and development, and administrative functions, which are shared across all segments.

The ongoing rationalization actions implemented in the third quarter of 2008 are expected to generate future annual cash savings of approximately $62 million.  These savings are expected to reduce future cost of goods sold, SG&A, and R&D expenses by $41 million, $17 million, and $4 million, respectively.  On a year-to-date basis, the ongoing rationalization actions implemented during the first three quarters of 2008 are expected to generate future annual cash savings of approximately $68 million.  These savings are expected to reduce future cost of goods sold, SG&A, and R&D expenses by $41 million, $20 million, and $7 million, respectively.  The Company began realizing these savings in the first quarter of 2008, and expects the savings to be fully realized by the end of the second quarter of 2009 as most of the actions and severance payouts are completed.

Rationalization charges are expected in the fourth quarter of 2008 and beyond as the Company will continue to explore and execute on cost efficiency opportunities with respect to its sales, manufacturing and administrative infrastructure.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Activity

	Nine months ended
(in millions)	September 30,
	2008	2007	Change
Cash flows from operating activities:
Net cash used in continuing operations	$(659)	$(694)	$35
Net cash provided by (used in) discontinued operations	300	(30)	330
Net cash used in operating activities	(359)	(724)	365

Cash flows from investing activities:
Net cash used in continuing operations	(149)	(43)	(106)
Net cash provided by discontinued operations	-	2,335	(2,335)
Net cash used in (provided by) investing activities	(149)	2,292	(2,441)

Cash flows from financing activities:
Net cash used in financing activities	(582)	(1,215)	633

Effect of exchange rate changes on cash	(15)	25	(40)

Net (decrease) increase in cash and cash equivalents	$(1,105)	$378	$(1,483)

Operating Activities

Net cash used in continuing operations from operating activities decreased $35 million for the nine months ended September 30, 2008 as compared with the corresponding period in 2007, due primarily to improvements on a year-over-year basis in accounts receivable, lower restructuring payments, and the interest portion of a federal income tax refund received in the second quarter of 2008.  The impact from these factors was partially offset by lower cash earnings from continuing operations for the first nine months of 2008 as compared with the prior period, mainly due to non-cash income related to curtailment and other gains recognized in the third quarter of 2008 on the U.S. postemployment benefit plan changes, and a non-recurring intellectual property licensing agreement included in earnings for the third quarter of 2008, for which the cash will be received in 2009.  Net cash provided by (used in) discontinued operations increased $330 million as compared with the prior year period due primarily to the receipt, in the second quarter of 2008, of a refund of past federal income taxes paid.  Refer to Note 5, “Income Taxes.”

Investing Activities

Net cash used in continuing operations from investing activities increased $106 million for the nine months ended September 30, 2008 as compared with the corresponding period in 2007 due primarily to lower cash proceeds received from sales of assets and businesses.  Net cash provided by discontinued operations for the nine months ended September 30, 2007 of $2,335 million represents the proceeds received from the sale of the Health Group in the second quarter of 2007.  Refer to Note 15, “Discontinued Operations.”

Financing Activities

Net cash used in financing activities decreased $633 million for the nine months ended September 30, 2008 as compared with the corresponding period in 2007 due to lower repayments of borrowings, mainly due to the repayment of the Company’s Secured Term Debt in the second quarter of 2007 that was required as a result of the sale of the Health Group.  The impact on cash usage from lower debt repayments was partially offset by repurchases of the Company’s common stock that commenced in the third quarter of 2008.

On June 24, 2008, the Company announced that its Board of Directors authorized a new share repurchase program allowing the Company, at management’s determination, to purchase up to $1.0 billion of its common stock.  The program will expire at the earlier of December 31, 2009 or when the Company has used all authorized funds for repurchase.  For the nine months ended September 30, 2008, the Company repurchased approximately 14 million shares at an average price of $15.53 per share, for a total cost of $219 million under this program.  Under the terms of this program, the Company is authorized to repurchase an additional $781 million of its common stock through the end of 2009.  See Note 12:  “Shareholders’ Equity.”  Since maintaining financial flexibility is critical in the current environment, additional share repurchases will depend on the Company’s assessment of overall economic and market conditions.

The Company has a dividend policy whereby it makes semi-annual payments which, when declared, will be paid on the Company’s 10th business day each July and December to shareholders of record on the close of the first business day of the preceding month.  On May 14, 2008, the Board of Directors declared a semi-annual cash dividend of $.25 per share payable to shareholders of record at the close of business on June 1, 2008.  This dividend, which amounted to $72 million, was paid on July 16, 2008.  On October 14, 2008, the Board of Directors declared a semi-annual cash dividend of $.25 per share payable to shareholders of record at the close of business on November 3, 2008.  This dividend will be paid on December 12, 2008.

The Company believes that its current cash balance, combined with cash flows from operating activities, will be sufficient to meet its anticipated needs, including working capital, capital investments, scheduled debt repayments, restructuring/rationalization and dividend payments, and employee benefit plan payments or contributions required.  If the global economic weakness that resulted from recent disruptions in the broad financial markets were to deteriorate or be prolonged for an extended period, it could impact the Company’s profitability and related cash generation capability.  Refer to Item 1A of Part II, “Risk Factors.”  In addition to its existing cash balance, the Company may use financing arrangements currently available, as described in more detail below, to bridge any future timing differences between required expenditures and cash generated from operations or for unforeseen shortfalls in cash flow from operating activities.

Short-Term Borrowings

As of September 30, 2008, the Company and its subsidiaries, on a consolidated basis, maintained $1,050 million in committed bank lines of credit and $497 million in uncommitted bank lines of credit to ensure continued access to short-term borrowing capacity.

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

The 5-Year Revolving Credit Facility can be used by Eastman Kodak Company (U.S. Borrower) for general corporate purposes including the issuance of letters of credit.  Amounts available under the facility can be borrowed, repaid and re-borrowed throughout the term of the facility provided the Company remains in compliance with covenants contained in the Secured Credit Agreement.  As of September 30, 2008, there was no debt outstanding and $132 million of letters of credit issued under this facility.

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

Interest rates for borrowings under the Secured Credit Agreement are dependent on the Company’s Long Term Senior Secured Credit Rating.  The Secured Credit Agreement contains various affirmative and negative covenants customary in a facility of this type, including two quarterly financial covenants: (1) a consolidated debt for borrowed money to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (subject to adjustments to exclude any extraordinary income or losses, as defined by the Secured Credit Agreement, interest income and certain non-cash items of income and expense) ratio on a rolling four-quarter basis of not greater than 3.50 to 1 as of December 31, 2006 and thereafter, and (2) a consolidated EBITDA to consolidated interest expense (subject to adjustments to exclude interest expense not related to borrowed money) ratio, on a rolling four-quarter basis, of no less than 3.00 to 1.  As of September 30, 2008, the Company was in compliance with all covenants under the Secured Credit Agreement.

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

In addition to the 5-Year Revolving Credit Facility, the Company has other committed and uncommitted lines of credit as of September 30, 2008 totaling $50 million and $497 million, respectively.  These lines primarily support borrowing needs of the Company’s subsidiaries, which include term loans, overdraft coverage, letters of credit and revolving credit lines.  Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market conditions.  Total outstanding borrowings against these other committed and uncommitted lines of credit as of September 30, 2008 were $4 million and $1 million, respectively.  These outstanding borrowings are reflected in the short-term borrowings in the accompanying Consolidated Statement of Financial Position as of September 30, 2008.

As of September 30, 2008, the Company had outstanding letters of credit totaling $134 million and surety bonds in the amount of $66 million primarily to ensure the payment of possible casualty and workers' compensation claims, environmental liabilities, and to support various customs and trade activities.

Debt Shelf Registration and Convertible Securities

On September 5, 2003, the Company filed a shelf registration statement on Form S-3 (the primary debt shelf registration) for the issuance of up to $2.0 billion of new debt securities.  Pursuant to Rule 429 under the Securities Act of 1933, $650 million of remaining unsold debt securities under a prior shelf registration statement were included in the primary debt shelf registration, thus giving the Company the ability to issue up to $2.65 billion in public debt.  After issuance of $500 million in notes in October 2003, the remaining availability under the primary debt shelf registration was $2.15 billion.  The existing shelf registration is set to expire in December 2008.  While the Company has no current intentions to access borrowings under the shelf registration, the Company’s intent is to renew the shelf registration.

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

Credit Quality

Moody's and S&P's ratings for the Company, including their outlooks, as of the filing date of this Form 10-Q are as follows:

	Senior		Senior		Most
	Secured	Corporate	Unsecured		Recent
	Rating	Rating	Rating	Outlook	Update

Moody's	Ba1	B1	B2	Stable	May 7, 2007
S&P	BB	B+	B	Stable	April 23, 2008

On April 23, 2008, Standard & Poor’s (S&P) reconfirmed its ratings and changed its outlook for the Company from negative to stable.  Standard & Poor’s reconfirmed its ratings and stable outlook on August 1, 2008.

The Company is in compliance with all covenants or other requirements set forth in its credit agreements and indentures.  Further, the Company does not have any rating downgrade triggers that would accelerate the maturity dates of its debt.  However, the Company could be required to increase the dollar amount of its letters of credit or provide other financial support up to an additional $64 million at the current credit ratings.  As of the filing date of this Form 10-Q, the Company has not been requested to materially increase its letters of credit or other financial support.  Downgrades in the Company’s credit rating or disruptions in the capital markets could impact borrowing costs and the nature of its funding alternatives.

Off-Balance Sheet Arrangements

The Company guarantees debt and other obligations of certain customers.  The debt and other obligations are primarily due to banks and leasing companies in connection with financing of customers' purchases of product and equipment from the Company.  As of September 30, 2008, the following customer guarantees were in place:

(in millions)	As of September 30, 2008
	Maximum Amount	Amount Outstanding

Customer amounts due to banks and leasing companies	$138	$80
Other third-parties	2	-
Total guarantees of customer debt and other obligations	$140	$80

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

The Company believes it is unlikely that material payments will be required under any of the guarantees disclosed above.  However, if the global economic environment were to continue to deteriorate or a prolonged recession were to occur, the likelihood of payments under these guarantees may increase.  With respect to the guarantees that the Company issued in the quarter ended September 30, 2008, the Company assessed the fair value of its obligation to stand ready to perform under these guarantees by considering the likelihood of occurrence of the specified triggering events or conditions requiring performance as well as other assumptions and factors.

Eastman Kodak Company (“EKC”) also guarantees debt owed to banks and other third parties for some of its consolidated subsidiaries.  The maximum amount guaranteed is $517 million, and the outstanding debt under those guarantees, which is recorded within the short-term borrowings and long-term debt, net of current portion components in the accompanying Consolidated Statement of Financial Position, is $187 million.  These guarantees expire in 2009 through 2013.  Pursuant to the terms of the Company's $2.7 billion Senior Secured Credit Agreement dated October 18, 2005, obligations under the $2.7 billion Secured Credit Facilities (the “Credit Facilities”) and other obligations of the Company and its subsidiaries to the Credit Facilities’ lenders are guaranteed.

During the fourth quarter of 2007, EKC issued a guarantee to Kodak Limited (the “Subsidiary”) and the Trustees (the “Trustees”) of the Kodak Pension Plan of the United Kingdom (the “Plan”).  Under this arrangement, EKC guarantees to the Subsidiary and the Trustees the ability of the Subsidiary, only to the extent it becomes necessary to do so, to (1) make contributions to the Plan to ensure sufficient assets exist to make plan benefit payments, and (2) make contributions to the Plan such that it will achieve full funded status by the funding valuation for the period ending December 31, 2015.  The guarantee expires upon the conclusion of the funding valuation for the period ending December 31, 2015 whereby the Plan achieves full funded status or earlier, in the event that the Plan achieves full funded status for two consecutive funding valuation cycles which are typically performed at least every three years.  The limit of potential future payments is dependent on the funding status of the Plan as it fluctuates over the term of the guarantee.  Currently, the Plan’s local funding valuation is in process and expected to be completed by March 2009.  As of September 30, 2008 management believes that performance under this guarantee by EKC is unlikely given expected investment performance and cash available at the Plan’s sponsoring company, the Subsidiary, should future cash contributions be needed.  The funding status of the Plan is included in pension and other postretirement liabilities presented in the Consolidated Statement of Financial Position.

The Company issues indemnifications in certain instances when it sells businesses and real estate, and in the ordinary course of business with its customers, suppliers, service providers and business partners.  Further, the Company indemnifies its directors and officers who are, or were, serving at the Company's request in such capacities.  Historically, costs incurred to settle claims related to these indemnifications have not been material to the Company’s financial position, results of operations or cash flows.  Additionally, the fair value of the indemnifications that the Company issued during the quarter ended September 30, 2008 was not material to the Company’s financial position, results of operations or cash flows.

Other

Refer to Note 7, “Commitments and Contingencies” in the Notes to Financial Statements for discussion regarding the Company’s undiscounted liabilities for environmental remediation costs, asset retirement obligations, and other commitments and contingencies including legal matters.

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this report may be forward-looking in nature, or "forward-looking statements" as defined in the United States Private Securities Litigation Reform Act of 1995.  For example, references to the Company's expectations regarding its revenue, cash flow, new licensing arrangements, proceeds from licensing arrangements, working capital, capital investments, cost of environmental compliance, results of litigation, cost of retirement related benefits, guarantees, depreciation, receivables, rationalization charges, and savings from rationalization charges are forward-looking statements.

Actual results may differ from those expressed or implied in forward-looking statements.  In addition, any forward-looking statements represent the Company's estimates only as of the date they are made, and should not be relied upon as representing the Company's estimates as of any subsequent date.  While the Company may elect to update forward-looking statements at some point in the future, the Company specifically disclaims any obligation to do so, even if its estimates change.  The forward-looking statements contained in this report are subject to a number of factors and uncertainties, including the successful:

•	execution of the digital growth and profitability strategies, business model and cash plan;
•	execution of our restructuring and rationalization activities;
•	management of the Company’s global shared services model including its outsourced functions;
•	implementation of, and performance under, the debt management program, including compliance with the Company's debt covenants;
•	development and implementation of product go-to-market and e-commerce strategies;
•	protection, enforcement and defense of the Company's intellectual property, including defense of its products against the intellectual property challenges of others;
•	execution of intellectual property licensing programs and other strategies;
•	integration of the Company's businesses to SAP, the Company's enterprise system software;
•	execution of the Company’s planned process driven productivity gains;
•	commercialization of the Company’s breakthrough technologies;
•	expansion of the Company’s product portfolios in each of its core businesses;
•	ability to accurately predict product, customer and geographic sales mix and seasonal sales trends;
•	management of inventories and capital expenditures;
•	integration of acquired businesses and consolidation of the Company's subsidiary structure;
•	improvement in manufacturing productivity and techniques;
•	improvement in working capital management and cash conversion cycle;
•	continued availability of essential components and services from concentrated sources of supply;
•	performance under the Company’s share repurchase program;
•	improvement in supply chain efficiency and dependability; and
•	implementation of the strategies designed to address the decline in the Company's traditional businesses.

The forward-looking statements contained in this report are subject to the following additional risk factors:

•	inherent unpredictability of currency fluctuations, commodity prices and raw material costs;
•	competitive actions, including pricing;
•	uncertainty generated by volatility in the financial markets;
•	the nature and pace of technology evolution;
•	changes to accounting rules and tax laws, as well as other factors which could impact the Company's reported financial position or effective tax rate;
•	pension and other postretirement benefit cost factors such as actuarial assumptions, market performance, and employee retirement decisions;
•	general economic, business, geo-political and regulatory conditions or unanticipated environmental liabilities or costs;
•	changes in market growth;
•	continued effectiveness of internal controls; and
•	other factors and uncertainties disclosed from time to time in the Company's filings with the Securities and Exchange Commission.

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

Using a sensitivity analysis based on estimated fair value of open foreign currency forward contracts using available forward rates, if the U.S. dollar had been 10% stronger at September 30, 2008 and 2007, the fair value of open forward contracts would have decreased $32 million and $40 million, respectively.  Such losses would be substantially offset by gains from the revaluation or settlement of the underlying positions hedged.

Using a sensitivity analysis based on estimated fair value of open silver forward contracts using available forward prices, if available forward silver prices had been 10% lower at September 30, 2008 and 2007, the fair value of open forward contracts would have decreased $3 million and $5 million, respectively.  Such losses in fair value, if realized, would be offset by lower costs of manufacturing silver-containing products.

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

Using a sensitivity analysis based on estimated fair value of short-term and long-term borrowings, if available market interest rates had been 10% (about 73 basis points) lower at September 30, 2008, the fair value of short-term and long-term borrowings would have increased less than $1 million and $58 million, respectively.  Using a sensitivity analysis based on estimated fair value of short-term and long-term borrowings, if available market interest rates had been 10% (about 57 basis points) lower at September 30, 2007, the fair value of short-term and long-term borrowings would have increased $1 million and $59 million, respectively.

The Company’s financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments.  The Company manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties.  The Company has procedures to monitor the credit exposure amounts.  The maximum credit exposure at September 30, 2008 was not significant to the Company.

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

On July 9, 2008, the Company received a proposed Consent Order from the New York State Department of Environmental Conservation ("DEC”) resolving alleged violations of the environmental quality programs at the Company's primary manufacturing facility in Rochester, New York ("Kodak Park") which have occurred between February 28, 2005 and June 30, 2008.  These alleged violations include violations of the solid and hazardous waste management regulations, the facility-wide air permit and the waste water discharge permit; most were discovered by Kodak and self-reported to the DEC.  An agreement was reached on September 23, 2008, concluding this matter, with Kodak paying $125,000 to the DEC.

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

Item 1A.  Risk Factors

Recent economic trends could adversely affect our financial performance.

Economic downturns and declines in consumption in the Company’s global markets may affect the levels of both commercial and consumer sales and profitability.  As widely reported, the global financial markets have been experiencing extreme disruption in recent months, including severely diminished liquidity and credit availability.  Concurrently, economic weakness has begun to accelerate globally.  The Company believes these conditions have not materially impacted its financial position as of September 30, 2008 or liquidity for the nine months ended September 30, 2008.  However, the Company could be negatively impacted if either of these conditions exists for a sustained period of time, or if there is further deterioration in financial markets and major economies.  First, the current tightening of credit in financial markets may adversely affect the ability of our customers and suppliers to obtain financing for significant purchases and operations, which could result in a decrease in, or cancellation of, orders for our products and services.  In addition, because purchases of Kodak’s consumer products are, to a significant extent, discretionary, weakening economic conditions and outlook may result in a further decline in the level of consumer spending that could adversely affect Kodak’s results of operations and liquidity.  The Company is unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. and its other major markets outside the U.S.

Our future pension and other postretirement plan costs and required level of contributions could be unfavorably impacted by changes in actuarial assumptions and future market performance of plan assets which could adversely affect our financial position, results of operations, and cash flow.

We have significant defined benefit pension and other postretirement benefit obligations.  The Company’s U.S. defined benefit pension plans, which include the Company’s most significant defined benefit pension plan, were overfunded by more than $2.1 billion as of December 31, 2007.  (Additional information about the funded status of our U.S. and non-U.S. benefit plans is available in Note 10, “Retirement Plans and Other Postretirement Benefits.”)  Nevertheless, the funded status of these plans and our other benefit plans, and the related cost reflected in our financial statements, are affected by various factors that are subject to an inherent degree of uncertainty, particularly in the current economic environment.   Key assumptions used to value these benefit obligations, funded status and expense recognition include the discount rate for future payment obligations, the long-term expected rate of return on plan assets, salary growth, healthcare cost trend rate, and other economic and demographic factors.  Significant differences in actual experience or significant changes in future assumptions could lead to a potential future need to contribute cash or assets to our plans and could have an adverse effect on the Company's consolidated financial position, results of operations and cash flow.

If we do not timely implement our planned working capital improvements, this could adversely affect our cash flow.

Unanticipated delays in the Company's plans to continue working capital improvements could adversely impact the Company’s cash flow.  Planned inventory reductions could be compromised by slower sales due to the deteriorating economic environment, the competitive environment for digital products, and the continuing decline in demand for traditional products, which could also place pressures on Kodak’s sales and market share.  Conversely, accounts receivable goals could be missed due to a decline in our customers’ ability to pay as a result of the recent economic downturn.  In addition, if the Company does not make the expected progress to align our accounts payable metrics with our peer groups, our cash flow could be negatively impacted.  In the event Kodak is unable to successfully manage these issues in a timely manner, they could adversely impact the planned working capital improvement.

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

Due to changes in technology and customer preferences, the market for traditional photography products and services is in decline.  In its Film, Photofinishing and Entertainment Group, the Company continues to experience declines in customer demand for film products, consistent with industry trends.  Management has developed initiatives to address the anticipated impact of these trends on the Company’s performance.  In addition, the Company’s product development efforts are focused on digital capture devices (digital cameras and scanners) designed to improve the image acquisition or digitalization process, software products designed to enhance and simplify the digital workflow, output devices (thermal and inkjet printers and commercial printing systems and solutions) designed to produce high quality documents and images, and media (thermal and silver halide) optimized for digital workflows.  Kodak’s success depends in part on its ability to develop and introduce new products and services in a timely manner that keep pace with technological developments and that are accepted in the market.  The Company continues to introduce new consumer and commercial digital product offerings.  However, there can be no assurance that the Company will be successful in anticipating and developing new products, product enhancements or new solutions and services to adequately address changing technologies and customer requirements.  In addition, if the Company is unable to anticipate and develop improvements to its current technology, to adapt its products to changing customer preferences or requirements or to continue to produce high quality products in a timely and cost-effective manner in order to compete with products offered by its competitors, this could adversely affect the revenues of the Company.

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

In order for the Company to be successful, we must continue to attract, retain and motivate executives and other key employees, including technical, managerial, marketing, sales, research and support positions.  Hiring and retaining qualified executives, research professionals, and qualified sales representatives are critical to the Company’s future and competition for experienced employees in the industries in which we compete can be intense.  The market for employees with digital skills is highly competitive and, therefore, the Company’s ability to attract such talent will depend on a number of factors, including compensation and benefits, work location and persuading potential employees that the Company is well-positioned for success in the new digital markets Kodak has and will enter.  The Company also must keep employees focused on the strategic initiatives and goals in order to be successful.  If we cannot attract properly qualified individuals, retain key executives and employees or motivate our employees, our business could be harmed.

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

The competitive environment in which we operate may require us to provide financing to our customers in order to win a contract.  Customer financing arrangements may include all or a portion of the purchase price for our products and services.  We may also assist customers in obtaining financing from banks and other sources and may provide financial guarantees on behalf of our customers.  Our success may be dependent, in part, upon our ability to provide customer financing on competitive terms and on our customers’ creditworthiness.  As noted previously, the recent tightening of credit in the global financial markets could adversely affect the ability of our customers to obtain financing for significant purchases, which could result in a decrease in, or cancellation of, orders for our products and services.  If we are unable to provide competitive financing arrangements to our customers or if we extend credit to customers whose creditworthiness deteriorates, this could adversely impact our revenues, profitability and financial position.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

On June 24, 2008, the Company announced that its Board of Directors authorized a new share repurchase program allowing the Company, at management’s determination, to purchase up to $1.0 billion of its common stock.  The program will expire at the earlier of December 31, 2009 or when the Company has used all authorized funds for repurchase.  For the three months ended September 30, 2008, the Company purchased 14,113,000 shares in open market purchases.  Since maintaining financial flexibility is critical in the current environment, additional share repurchases will depend on the Company’s assessment of overall economic and market conditions.

The following table shows the share repurchase activity for each of the three months in the quarter ended September 30, 2008:

(in millions, except average price paid per share)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased under the Program

July 1, 2008 to July 31, 2008	-	$-	-	$1,000

August 1, 2008 to August 31, 2008	6.7	$16.32	6.7	$890

September 1, 2008 to September 30, 2008	7.4	$14.81	7.4	$781

Total	14.1	$15.53	14.1

Item 6.  Exhibits

(a)  Exhibits required as part of this report are listed in the index appearing on page 56.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EASTMAN KODAK COMPANY
(Registrant)

Date:October 30, 2008                                                         /s/ Diane E. Wilfong
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

(10) F. Form of Administrative Guide for Leadership Stock Program under the 2005 Omnibus Long-Term Compensation Plan.
(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, Exhibit 10.)

(12)   Statement Re Computation of Ratio of Earnings to Fixed Charges.

(31.1)  Certification.

(31.2)  Certification.

(32.1) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.