Form 10-K
period 2008-12-31
EASTMAN KODAK CO
filed 2009-02-27
CIK 31235

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

X     Annual report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the year ended December 31, 2008 or

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period fromto

Commission File Number 1-87

EASTMAN KODAK COMPANY
(Exact name of registrant as specified in its charter)

NEW JERSEY	16-0417150
(State of incorporation)	(IRS Employer Identification No.)

343 STATE STREET, ROCHESTER, NEW YORK	14650
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:585-724-4000
_____________

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
Common Stock, $2.50 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [  ]    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [  ]    No [X]

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
Yes [   ]    No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2008, was approximately $4.2 billion.  The registrant has no non-voting common stock.

The number of shares outstanding of the registrant's common stock as of February 20, 2009 was 268,196,483 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

PART III OF FORM 10-K

The following items in Part III of this Form 10-K incorporate by reference information from the Notice of 2009 Annual Meeting and Proxy Statement:

Item 10 -DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Item 11 -EXECUTIVE COMPENSATION

Item 12 -SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Item 13 -CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

Item 14 -PRINCIPAL ACCOUNTING FEES AND SERVICES

Eastman Kodak Company
Form 10-K
December 31, 2008

PART I
ITEM 1.  BUSINESS

Eastman Kodak Company (the “Company” or “Kodak”) is the world’s foremost imaging innovator, providing imaging technology products and services to the photographic and graphic communications markets.  When used in this report, unless otherwise indicated, “we,” “our,” “us,” the “Company” and “Kodak” refer to Eastman Kodak Company.  The Company’s products span:

•	Digital cameras and accessories
•	Consumer inkjet printers and media
•	Digital picture frames
•	Retail printing kiosks, APEX drylab systems and related media
•	KODAK Gallery online imaging services
•	Prepress equipment and consumables
•	Workflow software for commercial printing
•	Electrophotographic equipment and consumables
•	Commercial inkjet printing systems
•	Document scanners
•	Origination and print films for the entertainment industry
•	Consumer and professional photographic film
•	Photographic paper and processing chemicals
•	Wholesale photofinishing services

Kodak was founded by George Eastman in 1880 and incorporated in 1901 in the State of New Jersey.  The Company is headquartered in Rochester, New York.

Through mid-2008, Kodak had created significant momentum in its digital portfolio, following the completion of its four-year corporate restructuring program in 2007.  Revenues from digital businesses grew by double-digits for four consecutive quarters from the third quarter of 2007 through the second quarter of 2008.  The revenue decline in the traditional businesses was in line with the Company’s expectations.  The Company had a successful showing of its stream technology at the drupa tradeshow in Düsseldorf, Germany in May, and received positive customer responses for its newly introduced Adaptive Picture Exchange (APEX) dry labs and next generation of consumer inkjet printers.

As the Company entered the second half of 2008, the global recession broadened dramatically and began to negatively impact all of its businesses.  As a result, the Company formulated the actions necessary to align the business with the external realities.  The Company has decided to focus its investments on businesses at the core of its strategy, which are Consumer Inkjet, Commercial Inkjet (including stream technology) and Enterprise workflow.  The Company has to make pragmatic decisions, rationalize its product portfolio, and focus its resources on those core opportunities.  The Company will continue to build upon the stable, cash generating businesses, and reposition other digital businesses, including Kodak Gallery, OLED, Imaging Sensors and Electrophotographic Printing to generate maximum value.

The Company’s key priorities for 2009 are:
•	Align the Company’s cost structure with external economic realities
•	Fund core investments
•	Transform portions of its product portfolio
•	Drive positive cash flow before dividends and restructuring

The Company expects the weak economic climate will continue well into the year, which will lead to reductions in revenue during 2009 as compared with 2008.  However, the Company has maintained or improved its market position in key product categories.  These improved product market positions, its people, and the strength of the Company’s brand and financial position will allow the Company to emerge from this challenging period as a leaner, stronger competitor.

REPORTABLE SEGMENTS

As of and for the year ended December 31, 2008, the Company reported financial information for three reportable segments: Consumer Digital Imaging Group (“CDG”), Film, Photofinishing and Entertainment Group (“FPEG”), and Graphic Communications Group (“GCG”).  The balance of the Company's operations, which individually and in the aggregate do not meet the criteria of a reportable segment, are reported in All Other.

The following business discussion is based on the three reportable segments and All Other as they were structured as of and for the year ended December 31, 2008.  The Company's sales, earnings and assets by reportable segment for these three reportable segments and All Other for each of the past three years are shown in Note 23, “Segment Information.”

CONSUMER DIGITAL IMAGING GROUP (“CDG”) SEGMENT

Sales from continuing operations of the CDG segment for 2008, 2007 and 2006 were (in millions) $3,088, $3,247, and $3,013, respectively.

The Company is a global leader in providing digital photography and printing products and services for consumer markets.  Kodak holds top three market shares in many major categories in which it participates, such as digital still cameras, retail systems solutions, online imaging, and digital picture frames.

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

Digital Capture and Devices: Consumer digital capture and devices include digital still and video cameras, digital picture frames, imaging accessory products, and snapshot printers and printer media.  These product lines fuel Kodak’s participation in the growing imaging device and accessory markets.  Products are sold directly to retailers or distributors, and are also available to customers through the Internet at the KODAK Store (www.kodak.com) and other online providers.  Kodak’s full line of camera products and accessories enable the consumer to personalize their digital camera and their photographic experience.  In the third quarter of 2008 Kodak introduced the KODAK Zi6 Pocket Video Camera – allowing stunning HD videos, which can be easily uploaded to YouTube via a built-in USB connector.  The Company also introduced a variety of stylish and compact digital still cameras as well as high performance long zoom cameras with image stabilization like the Z1015 IS.

Kodak is a leader in the growing digital picture frame category.  The Company’s wireless digital picture frames enable consumers to easily share and view images and videos with family and friends via photo-sharing sites including KODAK Gallery, and also enjoy Internet content including news, weather, and sports via FrameChannel.  In the third quarter of 2008, Kodak introduced the world’s first OLED wireless picture frame, featuring a spectacularly vivid display based on organic light emitting diode technology that Kodak invented.

Retail Systems Solutions: In January 2008, the Retail Printing Group was redefined and renamed Retail Systems Solutions, in order to manage Kodak’s digital printing hardware, media and infrastructure offerings to retailers.  The Retail Systems Solutions group’s product and service offerings to retailers include retail kiosks and consumables, consumer and retailer software workflows, remote business monitoring, retail store merchandising and identity programs, and after sale service and support.  In the first quarter of 2008, the Company introduced its Adaptive Picture Exchange (“APEX”) drylab system that provides a lower total cost of ownership alternative to traditional photofinishing processing at retailer locations.  This system utilizes dry thermal technology that removes the need for chemical processing of photos and photo products, and as a result uses up to 90% less electricity with almost no labor required.  This introduction, when combined with kiosks, increases Kodak’s fleet to approximately 100,000 systems worldwide and represents the world’s largest fleet of installed devices in retail locations.

Launched mid-year in 2008, the DL2100 printer, which retailers can connect directly to a kiosk or APEX, enables customers to make double-sided photobooks, calendars and greeting cards, almost instantly in-store.  This high-quality printer enables consumers to personalize their products with sentiments and captions and then take home a finished, personalized product.  Other popular Kodak premium products available quickly and easily in many of the world’s largest retailers include the KODAK Picture-Movie DVD, which combines original artist music with  the consumer’s own pictures and creates a powerful multimedia show playable on any DVD player, posters, collages and more.

Online Imaging Services: KODAK Gallery, which has more than 70 million members, is a leading online merchandise and sharing service.  The Kodakgallery.com site provides consumers with a secure and easy way to view, store and share their images with friends and family, and to receive Kodak prints and other creative products from their pictures, such as photo books, frames, calendars, and a host of other personalized merchandise.  Personalized photo cards are also available with original designs by popular designers.  Products are distributed directly to consumers’ homes, or through major retailers.  The site is a chosen partner for leading companies such as Adobe, Apple, Microsoft, and Amazon.  In addition to Kodakgallery.com in the U.S., we operate seven sites across Europe.

Kodak also distributes Kodak EasyShare desktop software at no charge to consumers, which provides easy organization and editing tools, and unifies the experience between digital cameras, home printers, and the Kodak Gallery services.

Imaging Sensors: Kodak's line of CCD and CMOS sensors provides an attractive market opportunity, including mobile, automotive, industrial and professional imaging sectors.  Kodak has leading sensor architecture intellectual property positions, and operates with an "asset light" manufacturing strategy that includes relationships with key industry players.

All-in-One Inkjet Printers: In February 2007, Kodak introduced the KODAK All-in-One Inkjet printers as a major initiative to drive future revenue growth and earnings.  Four key components enable this breakthrough market entry:  1) a proprietary high-speed inkjet printing system; 2) nanoparticle pigment-based inks; 3) instant-dry, porous papers; and 4) Kodak’s unique Image Science technologies.  Additionally, the system is designed with a permanent print head.  This unique offering targets the high-volume document and photo printer market with a breakthrough value proposition delivering dramatically lower cost per printed page as compared with competitive products.  The inkjet operating model leverages Kodak technology and the efficiency of the current industry infrastructure to achieve an “asset light” approach to deliver this unmatched value proposition to the marketplace.

Today, the EASYSHARE All-in-One line of consumer inkjet printers has expanded into more markets.  Sell-through of inkjet printers for the full year more than doubled compared with the prior year, resulting in an estimated installed base of more than 1 million printers as of December 31, 2008.

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

The key elements of CDG’s marketing strategy emphasize ease of use, quality and the complete solution offered by KODAK Products and Services.  This is communicated through a combination of in-store presentation, online marketing, advertising, including direct television advertising, and public relations.  The Company's advertising programs actively promote the segment’s products and services in its various markets, and its principal trademarks, trade dress, and corporate symbol are widely used and recognized.  Kodak is frequently noted by trade and business publications as one of the most recognized and respected brands in the world.

FILM, PHOTOFINISHING AND ENTERTAINMENT GROUP (“FPEG”) SEGMENT

Sales from continuing operations of the FPEG segment for 2008, 2007 and 2006 were (in millions) $2,987, $3,632, and $4,254, respectively.

This segment is composed of traditional photographic products and services including paper, film and chemistry used for consumer, professional and industrial imaging applications and those products and services used in the creation of motion pictures.  The Company manufactures and markets films (motion picture, consumer, professional, industrial and aerial), and one-time-use cameras.

The market for consumer and professional films, traditional photofinishing and certain industrial and aerial films are in decline and are expected to continue to decline due to digital substitution.

The market for motion picture films, however, has remained relatively stable, with any significant impact from digital substitution still expected to evolve sometime into the future.  The future impact of digital substitution on the motion picture film market is difficult to predict due to a number of factors, including the pace of digital technology adoption in major world markets, the underlying economic strength or weakness in these markets, the timing of digital infrastructure installation, and the ability to finance the installation of digital systems.  However, during 2008, the Company noted a decline in the rate of digital adoption primarily due to instability in the financial markets.

Marketing and Competition:  The fundamental elements of the Company’s strategy with respect to the photographic products in this segment are to maintain a profitable business model, serving customers for traditional products while aggressively managing our cost structure for those businesses that are in decline.

The Company’s strategy for the Entertainment Imaging business is to sustain motion picture film’s position as the pre-eminent capture medium for the creation of feature films, television dramas, and commercials.  Selective investments to improve film’s superior image capture and quality characteristics are part of this strategy.  Kodak has the leading share of the origination film market by a significant margin, led by the widely acclaimed and OSCAR-award-winning VISION2 series of motion picture films, and the positively received VISION3 series of motion picture films initially launched in late 2007.

The distribution of motion pictures to theaters on print film is another important element of the business, one in which the Company continues to be widely recognized as the market leader.  Price competition is a bigger factor in this segment of the motion picture market, but the Company continues to maintain the leading share position, with several multi-year agreements with major studios.

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

Film products and services for the consumer and professional markets and traditional photofinishing are sold throughout the world, both directly to retailers and, increasingly, through distributors.  Price competition continues to exist in all marketplaces.  To be more cost competitive with its traditional photofinishing and film offerings and to shift towards a variable cost model, the Company has rationalized capacity and restructured its go-to-market model.  The Company will continue to manage this business to focus on cash flow and earnings performance in this period of continuing revenue decline.

GRAPHIC COMMUNICATIONS GROUP (“GCG”) SEGMENT

Sales from continuing operations of the Graphic Communications Group segment for 2008, 2007 and 2006 were (in millions) $3,334, $3,413, and $3,287, respectively.

The Graphic Communications Group segment serves a variety of customers in the creative, in-plant, data center, commercial printing, packaging, newspaper, and digital service bureau market segments with a range of software, media, and hardware products that provide customers with a variety of solutions for prepress equipment, workflow software, digital and traditional printing, document scanning, and multi-vendor services.  Products include digital and traditional prepress equipment and consumables, including plates, chemistry, and media; workflow software and digital controller development; color and black-and-white electrophotographic equipment and consumables; high-speed, high-volume commercial inkjet printing systems; wide-format inkjet inks and media; high-speed production and workgroup document scanners; and micrographic peripherals and media (including micrographic films).  GCG also provides maintenance and professional services for Kodak and other manufacturers' products, as well as providing imaging services to customers.

On January 13, 2009, the Company announced its agreement to acquire the scanner division of BOWE BELL + HOWELL, which markets a portfolio of production document scanners that complements the products currently offered within the GCG segment.  Through this acquisition, Kodak expects to expand customer value by providing a wider choice of production scanners.  Since Kodak has provided field service to BOWE BELL + HOWELL Scanners since 2001, this acquisition is also expected to enhance global access to service and support for channel partners and end-user customers worldwide.

Marketing and Competition:  Throughout the world, graphic communications products are sold through a variety of direct and indirect channels.  The end users of these products include businesses in the commercial printing, data center, in-plant and digital service provider market segments.  While there is price competition, the Company has generally been able to maintain price by adding more attractive features to its products through technological advances.  The Company has developed a wide-ranging portfolio of digital products - workflow, equipment, media, and services - that combine to create a value-added complete solution to customers.  Maintenance and professional services for the Company's products are sold either through product distribution channels or directly to the end users.  In addition, a range of inkjet products for digital printing and proofing are sold through direct and indirect means.  Document scanners are sold primarily through a two-tiered distribution channel to a number of different industries.

ALL OTHER

Sales from continuing operations comprising All Other for 2008, 2007 and 2006 were (in millions) $7, $9, and $14, respectively.

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

The results of the sales and operations for the Health Group and HPA are presented as discontinued operations in the Consolidated Statement of Operations.  All prior periods have been revised for comparison purposes.  See Note 22, “Discontinued Operations” in the Notes to Financial Statements for further discussion.

FINANCIAL INFORMATION BY GEOGRAPHIC AREA

Financial information by geographic area for the past three years is shown in Note 23, “Segment Information.”

RAW MATERIALS

The raw materials used by the Company are many and varied, and are generally readily available.  Lithographic aluminum is the primary material used in the manufacture of offset printing plates.  The Company procures raw aluminum coils from several suppliers on a spot basis or under contracts generally in place over the next one to three years.  Silver is one of the essential materials used in the manufacture of films and papers.  The Company purchases silver from numerous suppliers under annual agreements or on a spot basis.  Paper base is an essential material in the manufacture of photographic papers.  The Company has a contract to acquire paper base from a certified photographic paper supplier over the next several years.

SEASONALITY OF BUSINESS

Sales and earnings of the CDG segment are linked to the timing of holidays, vacations and other leisure or gifting seasons.  Sales of digital products are typically highest in the last four months of the year.  Digital capture and consumer inkjet printing products have experienced peak sales in this period as a result of the December holidays.  However, the economic downturn experienced in the fourth quarter of 2008 resulted in a significant decline in consumer discretionary spending that negatively impacted the Company’s digital camera and digital picture frame businesses in the CDG segment.  CDG net sales in the fourth quarter declined from 42% of CDG’s full-year revenue for 2007 to only 31% of full-year revenue for 2008.  Sales are normally lowest in the first quarter due to the absence of holidays and fewer picture-taking opportunities during that time.

Sales and earnings of the FPEG segment are linked to the timing of holidays, vacations and other leisure activities.  Sales and earnings of traditional film and photofinishing products are normally strongest in the second and third quarters as demand is high due to heavy vacation activity and events such as weddings and graduations.  Sales of entertainment imaging film are typically strongest in the second quarter reflecting demand due to the summer motion picture season.

Sales and earnings of the GCG segment generally exhibit modestly higher levels in the fourth quarter.  This is driven primarily by the sales of commercial inkjet, electrophotographic printing, and document scanner products due to seasonal customer demand linked to commercial year-end advertising processes.  However, in the second half of 2008, tightening credit availability, combined with the weak economy, resulted in a reduction of capital spending, negatively impacting equipment sales within GCG.  The reduction of global print demand during that timeframe had a negative impact on GCG consumables sales.

RESEARCH AND DEVELOPMENT

Through the years, the Company has engaged in extensive and productive efforts in research and development.

Research and development expenditures for the Company’s three reportable segments and All Other were as follows:

(in millions)	For the Year Ended December 31,
	2008	2007	2006
Consumer Digital Imaging Group	$215	$250	$290
Film, Photofinishing and Entertainment Group	52	60	76
Graphic Communications Group	231	214	209
All Other	3	25	21
Total	$501	$549	$596

Research and development is headquartered in Rochester, New York.  Other U.S. groups are located in Boston, Massachusetts; New Haven, Connecticut; Dayton, Ohio; and San Jose, Emeryville, and San Diego, California.  Outside the U.S., groups are located in Canada, England, Israel, Germany, Japan, China, and Singapore.  These groups work in close cooperation with manufacturing units and marketing organizations to develop new products and applications to serve both existing and new markets.

It has been the Company's general practice to protect its investment in research and development and its freedom to use its inventions by obtaining patents.  The ownership of these patents contributes to the Company's ability to provide leadership products and to generate revenue from licensing.  The Company holds portfolios of patents in several areas important to its business, including digital cameras and image sensors; network photo sharing and fulfillment; flexographic and lithographic printing plates and systems; digital printing workflow and color management proofing systems; color and black-and-white electrophotographic printing systems; wide-format, commercial, and consumer inkjet printers; inkjet inks and media; thermal dye transfer and dye sublimation printing systems; digital cinema; color negative films, processing and papers; and organic light-emitting diodes.  Each of these areas is important to existing and emerging business opportunities that bear directly on the Company's overall business performance.

The Company's major products are not dependent upon one single, material patent.  Rather, the technologies that underlie the Company's products are supported by an aggregation of patents having various remaining lives and expiration dates.  There is no individual patent expiration or group of patents expirations which are expected to have a material impact on the Company's results of operations.

ENVIRONMENTAL PROTECTION

The Company is subject to various laws and governmental regulations concerning environmental matters.  The U.S. federal environmental legislation and state regulatory programs having an impact on the Company include the Toxic Substances Control Act, the Resource Conservation and Recovery Act, the Clean Air Act, the Clean Water Act, the NY State Chemical Bulk Storage Regulations and the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (the “Superfund Law”).

It is the Company’s policy to carry out its business activities in a manner consistent with sound health, safety and environmental management practices, and to comply with applicable health, safety and environmental laws and regulations.  The Company continues to engage in programs for environmental, health and safety protection and control.

Based upon information presently available, future costs associated with environmental compliance are not expected to have a material effect on the Company's capital expenditures, results of operations or competitive position.  However, such costs could be material to results of operations in a particular future quarter or year.

Environmental protection is further discussed in Note 10, "Commitments and Contingencies," in the Notes to Financial Statements.

EMPLOYMENT

At the end of 2008, the Company employed the full time equivalent of approximately 24,400 people, of whom approximately 12,800 were employed in the U.S.  The actual number of employees may be greater because some individuals work part time.

AVAILABLE INFORMATION

The Company files many reports with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.  These reports, and amendments to these reports, are made available free of charge as soon as reasonably practicable after being electronically filed with or furnished to the SEC.  They are available through the Company's website at www.Kodak.com.  To reach the SEC filings, follow the links to Investor Center, and then SEC Filings.  The Company also makes available its annual report to shareholders and proxy statement free of charge through its website.

We have included the CEO and CFO certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to this report.  We have also included these certifications with the Form 10-K for the year ended December 31, 2007 filed on February 27, 2008.  Additionally, we filed with the New York Stock Exchange (“NYSE”) the CEO certification, dated June 12, 2008, regarding our compliance with the NYSE's corporate governance listing standards pursuant to Section 303A.12(a) of the listing standards, and indicated that the CEO was not aware of any violations of the listing standards by the Company.

ITEM 1A.  RISK FACTORS

Recent economic trends could continue to adversely affect our financial performance.

The global economic recession and declines in consumption in the Company’s end markets have adversely affected sales of both commercial and consumer products and profitability for such products.  Further, the global financial markets have been experiencing extreme disruption in recent months.  Slower sales of consumer digital products due to the deteriorating economic environment could lead to reduced sales and earnings while increasing inventory.  Economic conditions could also accelerate the continuing decline in demand for traditional products, which could also place pressure on Kodak’s results of operations and liquidity.  The recent tightening of credit in the global financial markets could adversely affect the ability of our commercial customers to obtain financing for significant equipment purchases, which could result in a decrease in, or cancellation of, orders for our products and services.  In addition, accounts receivable and past due accounts could increase due to a decline in our customers’ ability to pay as a result of the recent economic downturn.  In response to these circumstances, the Company may have to take other actions to conserve or generate cash, which may impact our ability to return cash to shareholders.

Our future pension and other postretirement plan costs and required level of contributions could be unfavorably impacted by changes in actuarial assumptions and future market performance of plan assets which could adversely affect our financial position, results of operations, and cash flow.

We have significant defined benefit pension and other postretirement benefit obligations.  The funded status of the Company’s U.S. and non-U.S. defined benefit pension plans and other postretirement benefit plans, and the related cost reflected in our financial statements, are affected by various factors that are subject to an inherent degree of uncertainty, particularly in the current economic environment.  Key assumptions used to value these benefit obligations, funded status and expense recognition include the discount rate for future payment obligations, the long-term expected rate of return on plan assets, salary growth, healthcare cost trend rate, and other economic and demographic factors.  Significant differences in actual experience or significant changes in future assumptions could lead to a potential future need to contribute cash or assets to our plans in excess of currently estimated contributions and benefit payments and could have an adverse effect on the Company's consolidated results of operations,  financial position or liquidity.

If we are unsuccessful with the strategic investment decisions we have made, our financial performance could be adversely affected.

The Company has selected certain of its businesses as “core investments” because of their large, sustainable growth potential.  Introduction of successful innovative products and the achievement of scale in those businesses are necessary for the Company to achieve its future financial success.  In addition, the Company has identified certain of its businesses that require business model transformations to improve margins or maximize cash.  Such business model changes could include repositioning through strategic partnerships.  If the Company is unsuccessful in growing the core investment businesses as planned or in executing the transformations that are necessary in certain of its businesses, the Company’s financial performance could be adversely affected.

If we fail to comply with the financial covenants contained in our Secured Credit Agreement, our ability to meet our financial obligations or access external financing could be impaired under certain circumstances.

There are affirmative, negative and financial covenants contained in the Company’s Secured Credit Agreement.  These covenants are typical for a secured credit agreement of this nature.  The Company’s failure to comply with the financial covenants would result in a default under the Secured Credit Agreement.  If an event of default were to occur and not be waived by the lenders, then all outstanding debt, interest and other payments under the Secured Credit Agreement could become immediately due and payable, any unused borrowing availability under the revolving credit facility of the Secured Credit Agreement could be terminated by the lenders, and cash collateralization or a similar remedy could be required for all letters of credit.  The failure of the Company to repay any accelerated debt for borrowed money under the Secured Credit Agreement could result in acceleration of the majority of the Company’s unsecured outstanding debt obligations under certain circumstances.  The Company was in full compliance with the financial covenants as of December 31, 2008.  Based on the Company’s current financial forecast, it is reasonably likely that the Company could breach its financial covenants in the first quarter of 2009 unless an appropriate amendment or waiver is obtained.  The Company is currently negotiating with its lenders to ensure continued access to a Secured Credit Agreement, with the goal to have an amended credit facility in place by the end of the first quarter.  At December 31, 2008, there was no debt outstanding and there were $131 million of letters of credit issued, which are not considered debt for borrowed money under the agreement, but do reduce the Company’s borrowing capacity under the Secured Credit Agreement.  Notwithstanding the Company’s view that it can operate for the foreseeable future without additional external financing, the Company’s liquidity could be impaired if it is not able to access a credit facility.

If we cannot effectively anticipate technology trends and develop new products to respond to changing customer preferences, this could adversely affect our revenues.

Due to changes in technology and customer preferences, the market for traditional photography products and services is in decline.  In its Film, Photofinishing and Entertainment Group, the Company continues to experience declines in customer demand for film products, consistent with industry trends.  Management has developed initiatives to address the anticipated impact of these trends on the Company’s performance.  In addition, the Company’s product development efforts are focused on digital capture devices (digital cameras and scanners) designed to improve the image acquisition or digitalization process, software products designed to enhance and simplify the digital workflow, output devices (thermal and inkjet printers and commercial printing systems and solutions) and consumables designed to produce high quality documents and images, and media (thermal and silver halide) optimized for digital workflows.  Kodak’s success depends in part on its ability to develop and introduce new products and services in a timely manner that keep pace with technological developments and that are accepted in the market.  The Company continues to introduce new consumer and commercial digital product offerings.  However, there can be no assurance that the Company will be successful in anticipating and developing new products, product enhancements or new solutions and services to adequately address changing technologies and customer requirements.  In addition, if the Company is unable to anticipate and develop improvements to its current technology, to adapt its products to changing customer preferences or requirements or to continue to produce high quality products in a timely and cost-effective manner in order to compete with products offered by its competitors, this could adversely affect the revenues of the Company.

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

Kodak has made substantial investments in new, proprietary technologies and has filed patent applications and obtained patents to protect its intellectual property rights in these technologies as well as the interests of the Company’s licensees.  The execution and enforcement of licensing agreements protects the Company's intellectual property rights and provides a revenue stream in the form of royalties that enables Kodak to further innovate and provide the marketplace with new products and services.  There is no assurance that such measures alone will be adequate to protect the Company's intellectual property.  The Company’s ability to execute its intellectual property licensing strategies could also affect the Company’s revenue and earnings.  Kodak’s failure to develop and properly manage new intellectual property could adversely affect the Company’s market positions and business opportunities.  Furthermore, the Company’s failure to identify and implement licensing programs, including identifying appropriate licensees, could adversely affect the profitability of Kodak's operations.

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

In order for the Company to be successful, we must continue to attract, retain and motivate executives and other key employees, including technical, managerial, marketing, sales, research and support positions.  Hiring and retaining qualified executives, research professionals, and qualified sales representatives are critical to the Company’s future.   Competition for experienced employees in the industries in which we compete can be intense.  The market for employees with digital skills is highly competitive and, therefore, the Company’s ability to attract such talent will depend on a number of factors, including compensation and benefits, work location and persuading potential employees that the Company is well-positioned for success in the digital markets Kodak is entering.  Given the Company’s compensation plans are highly performance-based and given the impact of the global economy on the Company’s performance, it may become more challenging to retain key employees.  The risk may be mitigated by the fact that many companies recently are taking actions to limit or reduce compensation and benefits in light of the difficult economy.  The Company also must keep employees focused on the strategic initiatives and goals in order to be successful.  If we cannot attract properly qualified individuals, retain key executives and employees or motivate our employees, our business could be harmed.

System integration issues could adversely affect our revenue and earnings.

Portions of our IT infrastructure may experience interruptions, delays or cessations of service in connection with systems integration or migration work that takes place from time to time; in particular, installation of SAP within our Graphic Communications Group.  We may not be successful in implementing new systems and transitioning data, which could cause business disruptions and be more expensive, time consuming, disruptive and resource-intensive.  Such disruption could adversely affect our ability to fulfill orders and interrupt other processes.  Delayed sales, higher costs or lost customers resulting from these disruptions could adversely affect our financial results and reputation.

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

Delays in our plans to reduce the cost structure of the Company through execution of restructuring and other actions could affect the consolidated results of operations, financial position and liquidity.

If the Company were to fail to successfully execute the plans within or the timing of its current restructuring program to align the cost structure to the current economic realities, the Company’s financial performance could be adversely affected.

We have outsourced a significant portion of our overall worldwide manufacturing and back-office operations and face the risks associated with relying on third party manufacturers and external suppliers.

We have outsourced a significant portion of our overall worldwide manufacturing, customer support and administrative operations (such as credit and collections, and general ledger accounting functions) to third parties and various service providers.  To the extent that we rely on third party manufacturing relationships, we face the risk that those manufacturers may not be able to (1) develop manufacturing methods appropriate for our products, (2) maintain an adequate control environment, (3) quickly respond to changes in customer demand for our products, (4) obtain supplies and materials necessary for the manufacturing process, or (5) mitigate the impact of labor shortages and/or disruptions.  As a result of such risks, Kodak’s manufacturing costs could be higher than planned and the reliability of our products could decline.  Other supplier problems that Kodak could face include component shortages, excess supply, risks related to terms of its contracts with suppliers and risks related to dependency on single source suppliers.  If any of these risks were to be realized, and assuming alternative third-party manufacturing relationships could not be established, we could experience interruptions in supply or increases in costs that might result in our being unable to meet customer demand for our products, damage to our relationships with our customers, and reduced market share, all of which could adversely affect our results of operations and financial condition.

The competitive pressures we face could harm our revenue, gross margins and market share.

The markets in which we do business are highly competitive, and we encounter aggressive price competition for all our products and services from numerous companies globally.  Over the past several years, price competition in the market for digital products, film and services has been particularly intense as competitors have aggressively cut prices and lowered their profit margins for these products.  In the Graphic Communications Group segment, aggressive pricing tactics by our competitors have intensified the contract negotiation process.  Our results of operations and financial condition may be adversely affected by these and other industry-wide pricing pressures.  If the Company is unable to obtain pricing or programs sufficiently competitive with current and future competitors, Kodak could also lose market share, adversely affecting its revenue and gross margins.

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

Due to the nature of the products we sell and our worldwide distribution, we are subject to changes in currency exchange rates, interest rates and commodities costs that may adversely impact our results of operations and financial position.

Kodak, as a result of its global operating and financing activities, is exposed to changes in currency exchange rates and interest rates, which may adversely affect its results of operations and financial position.  Exchange rates and interest rates in certain markets in which the Company does business tend to be volatile.  In addition, Kodak’s products contain silver, aluminum, petroleum-based or other commodity-based raw materials, the costs of which can be volatile.  There can be no guarantees that the global economic situation will not worsen creating further volatility in currency exchange rates, interest rates and commodity prices, which could have future negative effects on revenue and earnings.

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

Our worldwide operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, tsunamis, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or manmade disasters or business interruptions, for which we are predominantly self-insured.  The occurrence of any of these business disruptions could seriously harm our revenue and financial condition and increase our costs and expenses.  In addition, some areas, including parts of the east and west coasts of the United States, have previously experienced, and may experience in the future, major power shortages and blackouts.  These blackouts could cause disruptions to our operations or the operations of our suppliers, distributors and resellers, or customers.  These events could seriously harm our revenue and financial condition, and increase our costs and expenses.

The implementation of new legislation or regulations or changes in existing laws or regulations could increase the Company’s cost to comply and consequently reduce our profitability.

New business legislation or regulations or changes to existing laws or regulation, including interpretations of existing regulations by courts or regulators, could adversely affect Kodak’s results of operations by increasing the Company’s cost to comply.  For example, tax, labor, environmental and securities laws and regulations may be enacted in the future that require the Company to adopt new policies, internal controls and other compliance practices or modify existing production facilities and operations.  Each of these compliance initiatives could lead to internal and external cost increases.

The Company may be required to recognize additional impairments in the value of its goodwill, which would increase expenses and reduce profitability.

Goodwill represents the excess of the amount we paid to acquire businesses over the fair value of their net assets at the date of the acquisition.  The Company tests goodwill for impairment annually or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  This may occur for various reasons including changes in actual or expected income or cash flows of a reporting unit.  In the fourth quarter 2008, we recorded a pre-tax non-cash charge of $785 million to write-off a significant portion of the goodwill balance within the GCG segment.  We will continue to evaluate current market conditions that may affect the fair value of our reporting units to assess whether any further goodwill impairment exists in the future.  Continued adverse or worsening market conditions for certain businesses may have a significant impact on the fair value of the reporting units and could result in additional future impairments of goodwill.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Company's worldwide headquarters is located in Rochester, New York.

The CDG segment of Kodak’s business in the United States is headquartered in Rochester, New York.  Kodak Gallery operations are managed from Emeryville, California.  Kodak Consumer Inkjet Systems operations are located in San Diego, California; Xiamen, China; and Rochester, New York.  Many of CDG’s businesses rely on manufacturing assets, company-owned or through relationships with design and manufacturing partners, which are located close to end markets and/or supplier networks.

The FPEG segment of Kodak’s business is centered in Rochester, New York, where film and photographic chemicals and related materials are manufactured.  A manufacturing facility in Harrow, England produces photographic paper.  Additional manufacturing facilities supporting the business are located in Windsor, Colorado; China; Mexico; India; Brazil; and Russia.  Entertainment Imaging has business operations in Hollywood, California and Rochester, New York.

Products in the GCG segment are manufactured in the United States, primarily in Rochester, New York; Dayton, Ohio; Columbus, Georgia; Weatherford, Oklahoma; and Windsor, Colorado.  Manufacturing facilities outside the United States are located in the United Kingdom, Germany, Israel, Bulgaria, China, Japan, and Canada.

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

The Company has been named as third-party defendant (along with approximately 200 other entities) in an action initially brought by the New Jersey Department of Environmental Protection (NJDEP) against Occidental Chemical Corporation and several other companies that are successors in interest to Diamond Shamrock Corporation.  The NJDEP seeks recovery of all costs associated with the investigation, removal, cleanup and damage to natural resources occasioned by Diamond Shamrock's disposal of various forms of chemicals in the Passaic River. The damages are alleged to potentially range "from hundreds of millions to several billions of dollars".  Pursuant to New Jersey's Court Rules, the defendants were required to identify all other parties which could be subject to permissive joinder in the litigation based on common questions of law or fact.  Third-party complaints seeking contribution from more than 200 entities, who have been identified as potentially contributing to the contamination in the Passaic, were filed on February 5, 2009.  The potential monetary exposure is likely to be in excess of $100,000 but is not expected to be material.

On November 17, 2008, the Company filed a complaint with the U.S. International Trade Commission (“ITC”) against Samsung Electronics Company Ltd., Samsung Electronics America Inc., Samsung Telecommunications America, LLC, LG Electronics Inc., LG Electronics USA Inc., and LG Electronics MobileComm USA, Inc. for infringement of patents related to digital camera technology.  Discovery has commenced before the ITC.  The Company is seeking a limited exclusion order preventing importation of infringing devices, including certain mobile telephones and wireless communication devices featuring digital cameras.

On February 17, 2009 Samsung Electronics Company Ltd. and Samsung Electronics America Inc. filed a complaint with the ITC against the Company for infringement of certain of their patents alleged to be related to digital camera technology.  Samsung is seeking a limited exclusion order preventing importation of devices found to infringe the asserted patents.  The Company intends to vigorously defend itself in this matter.

On February 20, 2009 LG Electronics Inc. (Seoul, Korea) filed a complaint with the ITC against the Company for infringement of certain of their patents alleged to be related to digital camera technology.  LGE is seeking a limited exclusion order preventing importation of devices found to infringe the asserted patents.  The Company intends to vigorously defend itself in this matter.

On November 17, 2008, the Company filed a complaint against Samsung Electronics Company Ltd., Samsung Electronics America Inc., and Samsung Telecommunications America, LLC in Federal District Court in Rochester, New York, for infringement of patents related to digital camera technology.  The Company is seeking unspecified damages and other relief.

On November 17, 2008 the Company filed a complaint against LG Electronics Inc., LG Electronics USA Inc., and LG Electronics MobileComm USA, Inc. in Federal District Court in Rochester, New York, for infringement of patents related to digital camera technology.  The Company is seeking unspecified damages and other relief.

On February 20, 2009 LG Electronics Inc. (Seoul, Korea) commenced two actions against the Company in Federal District court in the Southern District of California for infringement of certain of their patents alleged to be related to digital camera technology.  LGE is seeking unspecified damages and other relief.  The Company intends to vigorously defend itself in this matter.

On November 17, 2008, the Company commenced a lawsuit in Landgericht Düsseldorf, Germany against Samsung Electronics GmbH for infringement of a patent related to digital camera technology.  The Company is seeking unspecified damages and other relief.

On November 20, 2008, Research in Motion Ltd. and Research in Motion Corp. (collectively “RIM”) filed a declaratory judgment action against the Company in Federal District Court in Dallas, Texas.  The suit seeks to invalidate certain Company patents related to digital camera technology and software object linking, and seeks a determination that RIM handheld devices do not infringe such patents.  On February 17, 2009, the Company filed its answer and counterclaims for infringement of each of these same patents.

The Company and its subsidiaries are involved in various lawsuits, claims, investigations and proceedings, including commercial, customs, employment, environmental, and health and safety matters, which are being handled and defended in the ordinary course of business.  In addition, the Company is subject to various assertions, claims, proceedings and requests for indemnification concerning intellectual property, including patent infringement suits involving technologies that are incorporated in a broad spectrum of the Company’s products.  These matters are in various stages of investigation and litigation, and are being vigorously defended.  Although the Company does not expect that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial condition or results of operations, litigation is inherently unpredictable.  Therefore, judgments could be rendered or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period.  The Company routinely assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instructions G (3) of Form 10-K, the following list is included as an unnumbered item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders.

			Date First Elected
			an	to
			Executive	Present
Name	Age	Positions Held	Officer	Office

Robert L. Berman	51	Senior Vice President	2002	2005
Philip J. Faraci	53	President and Chief Operating Officer	2005	2007
Joyce P. Haag	58	General Counsel and Senior Vice President	2005	2005
Mary Jane Hellyar	55	Executive Vice President	2005	2007
James T. Langley	57	Senior Vice President	2003	2003
William J. Lloyd	69	Senior Vice President	2005	2005
Antonio M. Perez	63	Chairman of the Board, Chief Executive Officer	2003	2005
Frank S. Sklarsky	52	Chief Financial Officer and Executive Vice President	2006	2006
Terry R. Taber	54	Vice President	2008	2008
Diane E. Wilfong	47	Chief Accounting Officer and Corporate Controller	2006	2006

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

Philip J. Faraci

Philip Faraci was named President and Chief Operating Officer, Eastman Kodak Company, in September 2007.  As President and COO, Mr. Faraci is responsible for the day-to-day management of Kodak’s two major digital businesses: the Consumer Digital Imaging Group (“CDG”) and the Graphic Communications Group (“GCG”).

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

Joyce P. Haag

Ms. Haag began her Kodak career in 1981, as a lawyer on the Legal Staff.  She was elected Assistant Secretary in December 1991 and elected Corporate Secretary in February 1995.  In January 2001, she was appointed to the additional position of Assistant General Counsel.  In August 2003, she became Director, Marketing, Antitrust, Trademark and Litigation, Legal Staff and in March 2004, she became General Counsel, Europe, Africa and Middle East Region (“EAMER”).  In July 2005, she was promoted to Senior Vice President and General Counsel.

Prior to joining the Kodak Legal Staff, Ms. Haag was an associate with Boylan, Brown, Code, Fowler, Vigdor & Wilson LLP in Rochester, New York.

Mary Jane Hellyar

Mary Jane Hellyar joined Eastman Kodak Company in 1982 as a research scientist in the Kodak Research Laboratories and over the next ten years held a variety of positions within R&D, Film Manufacturing, and chemical process development.  Following a one-year program at the Sloan School, she joined Consumer Imaging in the Strategic Planning function in 1994.

In 1995, Ms. Hellyar became director of the Color Product Platform, responsible for development and commercialization of all color films, papers and chemicals.

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

In January 2007, Ms. Hellyar's business was renamed the Film Products Group reflecting its three core businesses:  Entertainment Imaging, Film Capture, and Aerial and Industrial Markets.  In October 2007, the Board of Directors elected Ms. Hellyar an Executive Vice President.  In January 2008, the business was renamed Film, Photofinishing and Entertainment Group.

James T. Langley

Mr. Langley, who retired from the Company effective March 15, 2008, was a Senior Vice President of the Company.  He joined Kodak as President, Commercial Printing, in August 2003.  In September 2003, he was elected a Senior Vice President of the Company.  The Commercial Printing Group was renamed Graphic Communications Group in May 2004.  In September 2007, the Company created the new position of President, Chief Operating Officer, and, as a result, eliminated the position of President for GCG.  Mr. Langley remained a Senior Vice President while completing several special projects until his retirement.

He was vice president of commercial printing at HP from March 2000 to August 2002.  Prior to that assignment, Mr. Langley served for three years as vice president of inkjet worldwide office printers, responsible for expanding the presence of HP's inkjet products in new, higher-end markets.  From August 1993 to June 1997, Mr. Langley served as the general manager of HP’s Vancouver Printer Division.

William J. Lloyd

Mr. Lloyd, who retired from the Company effective December 31, 2008, joined Kodak in June 2003 as director, Portfolio Planning and Analysis.  In October 2003, he was named director, Inkjet Systems Program, and was elected Vice President of the Company.  In February 2005, he was elected a Senior Vice President.  He assumed his most recent position as Chief Technical Officer in March 2005.

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

Prior to joining Hewlett-Packard, he spent 7 years in the aerospace industry, where, among other things, he served as the project manager for the communications antenna on the Apollo Command and Service Module used in the lunar landing program.

Antonio M. Perez

Since joining the Company in April 2003, Kodak’s Chairman and Chief Executive Officer, Antonio M. Perez, has led the worldwide transformation of Kodak from a business based on film to one based primarily on digital technologies.  In the past four years, Kodak introduced an array of disruptive new digital technologies and products for consumer and commercial applications that generated $6.4B in revenues in 2008.  Those include consumer inkjet printers, CMOS sensors for digital cameras and mobile phones, dry labs and kiosks for printing at retail, as well as high-volume digital production presses and digital plates for commercial printing.  The result is a new Kodak -- a company with 70 percent of revenue coming from digital products, higher gross margin commercial businesses accounting for 60 percent of sales, and a sustainable traditional business model.

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

Frank S. Sklarsky

Mr. Sklarsky joined Kodak in October 2006 as Executive Vice President, and became the Chief Financial Officer in November 2006.

Mr. Sklarsky is responsible for worldwide financial operations, including Financial Planning and Analysis, Treasury, Audit, Controllership, Tax, Investor Relations, Aviation, Corporate Mergers and Acquisitions, Worldwide Information Systems and Corporate Purchasing.

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

Prior to joining ConAgra in 2004, Mr. Sklarsky was Vice President, Product Finance, at DaimlerChrysler, a position he held between 2001 and 2004.  He returned to DaimlerChrysler to assist with the company's turnaround efforts after spending more than one year as Vice President, Corporate Finance, and Vice President, Finance, of Dell’s $5 billion consumer business.  He first joined DaimlerChrysler in 1983 and held a series of increasingly responsible finance positions before leaving for Dell in 2000.  At the time of his departure for Dell, he was DaimlerChrysler’s Vice President, Corporate Financial Activities, and also led the finance functions serving procurement, product quality, cost management and worldwide manufacturing during his tenure.  Prior to DaimlerChrysler, Mr. Sklarsky, a certified public accountant, served as a Senior Accountant at Ernst & Young International from 1978 to 1981.

Terry R. Taber

Terry R. Taber joined Kodak in 1980.  In January 2009, he became Chief Technical Officer reporting to Kodak Chairman and CEO Antonio M. Perez.  The Board of Directors elected him a Corporate Vice President in December 2008.

Mr. Taber was previously the Chief Operating Officer of Kodak’s Image Sensor Solutions (“ISS”) business, a leading developer of advanced CCD and CMOS sensors serving imaging and industrial markets.  Prior to joining ISS in 2007, Mr. Taber held a series of senior positions in Kodak’s research and development and product organizations. During his 28 years at Kodak, Mr. Taber has been involved in new materials research, product development and commercialization, manufacturing, and executive positions in R&D and business management.

Mr. Taber’s early responsibilities included research on new synthetic materials, an area in which he holds several patents.  He then became a program manager for several film products before completing the Sloan Fellows program at the Massachusetts Institute of Technology.  He returned from MIT to become the worldwide consumer film business product manager from 1999 to 2002, and then became an Associate Director of R&D from 2002 to 2005, followed by a position as the director of Materials & Media R&D from 2005 to 2007.

Diane E. Wilfong

Ms. Wilfong was elected Corporate Controller and Chief Accounting Officer, Eastman Kodak Company in September 2006.  She began her Kodak career in July 1999, as Director – Finance and Vice President, Kodak Professional Division.  In late 2000, she was named Assistant to the Chairman and President and Chief Executive Officer, where she served the Chairman’s office in an executive capacity until early 2003.  At that time, she took an operating line position as General Manager, Graphics and Printing Systems SPG, in the Commercial Imaging Group (now Graphic Communications Group).  In mid-2005, Ms. Wilfong was appointed Director, Corporate Audit.

Prior to joining Kodak, Ms. Wilfong was Chief Financial Officer of Corning Asahi Video Products of Corning Incorporated, in Corning, New York.  Ms. Wilfong joined Corning in 1990 and held a variety of management positions in its finance organization.  She is a certified public accountant and began her career at PricewaterhouseCoopers, where she was an audit manager in the Charlotte, North Carolina office of the firm.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Eastman Kodak Company common stock is traded on the New York Stock Exchange under the symbol "EK."  There were 55,759 shareholders of record of common stock as of January 31, 2009.

MARKET PRICE DATA

	2008		2007
Price per share:	High	Low	High	Low

1st Quarter	$22.03	$16.31	$27.08	$22.41
2nd Quarter	$19.60	$12.20	$30.20	$22.54
3rd Quarter	$17.71	$12.80	$29.29	$24.71
4th Quarter	$15.68	$5.83	$29.60	$21.42

DIVIDEND INFORMATION

It is the Company’s practice to make semi-annual dividend payments which, when declared by its Board of Directors, will be paid on the Company’s 10th business day each July and December to shareholders of record on the close of the first business day of the preceding month.

On May 14, and October 14, 2008, the Board of Directors declared semi-annual cash dividends of $.25 per share payable to shareholders of record at the close of business on June 1, and November 3, 2008, respectively.  These dividends were paid on July 16 and December 12, 2008.  Total dividends paid for the year ended December 31, 2008 were $139 million.

On May 9, and October 16, 2007, the Board of Directors declared semi-annual cash dividends of $.25 per share payable to shareholders of record at the close of business on June 1, and November 1, 2007.  These dividends were paid on July 16, and December 14, 2007.  Total dividends paid for the year ended December 31, 2007 were $144 million.

PERFORMANCE GRAPH - SHAREHOLDER RETURN

The following graph compares the performance of the Company's common stock with the performance of the Standard & Poor's 500 Composite Stock Price Index and the Dow Jones Industrial Index by measuring the changes in common stock prices from December 31, 2003, plus reinvested dividends.

## COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Eastman Kodak Company, The S&P 500 Index
And The Dow Jones US Industrial Average Index

$160
$140
$120
$100
$80
$60
$40
$20
$0
12/03
12/04
12/05
12/06
12/07
12/08
Eastman Kodak Company
S&P 500
Dow Jones US Industrial Average

*$100 invested on 12/31/03 in stock & index-including reinvestment of dividends.
Fiscal year ending December 31.

Copyright © 2009 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.
Copyright © 2009 Dow Jones & Co. All rights reserved.

Copyright © 2009 Standard & Poor's, a division of The McGraw-Hill Companies Inc. All rights reserved. (www.researchdatagroup.com/S&P.htm)
Copyright © 2009 Dow Jones & Company. All rights reserved.

	12/03	12/04	12/05	12/06	12/07	12/08

Eastman Kodak Company	100.00	127.90	94.77	106.69	92.13	28.86
S&P 500	100.00	110.88	116.33	134.70	142.10	89.53
Dow Jones US Industrial Average	100.00	105.31	107.13	127.53	138.86	94.52

Share Repurchase Program

On June 24, 2008, the Company announced that its Board of Directors authorized a share repurchase program allowing the Company, at management’s discretion, to purchase up to $1.0 billion of its common stock.  The program will expire at the earlier of December 31, 2009 or when the Company has used all authorized funds for repurchase.  For the three months ended December 31, 2008, the Company purchased 5,933,396 shares in open market purchases.  Through December 31, 2008, the Company repurchased approximately 20 million shares at an average price of $15.01 per share, for a total cost of $301 million under this program.  While the share repurchase authorization remains in effect through the end of 2009, Kodak is not currently repurchasing any of its shares.

The following table shows the share repurchase activity for each of the three months in the quarter ended December 31, 2008:

(in millions, except average price paid per share)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased under the Program

October 1, 2008 to October 31, 2008	5.6	$14.00	5.6	$702

November 1, 2008 to November 30, 2008	0.3	$9.61	0.3	$699

December 1, 2008 to December 31, 2008	-		-	$699

Total	5.9	$13.77	5.9

ITEM 6.  SELECTED FINANCIAL DATA

Refer to Summary of Operating Data on page 114.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS (“MD&A”) OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Kodak for the three years ended December 31, 2008.  All references to Notes relate to Notes to the Financial Statements in Item 8. “Financial Statements and Supplementary Data.”

OVERVIEW

Kodak is the world’s foremost imaging innovator and generates revenue and profits from the sale of products, technology, solutions and services to consumers, businesses and creative professionals.  The Company’s portfolio is broad, including image capture and output devices, consumables and systems and solutions for consumer, business, and commercial printing applications.  Kodak has three reportable business segments, which are more fully described later in this discussion in “Kodak Operating Model and Reporting Structure.”  The three business segments are: Consumer Digital Imaging Group (“CDG”), Film, Photofinishing and Entertainment Group (“FPEG”) and Graphic Communications Group (“GCG”).

During 2008, the Company established the following strategic objectives for the year:
•	Cash generation before dividends
•	Growth in revenue from the Consumer Digital Imaging Group and the Graphic Communications Group
•	Growth in earnings from operations

All of the Company’s key operating metrics noted above were negatively impacted in 2008 by a dramatic decline in demand as a result of the global economic slowdown, which accelerated late in the year.  The demand for the Company’s consumer products is largely discretionary in nature, and sales and earnings of the Company’s consumer businesses are linked to the timing of holidays, vacations, and other leisure or gifting seasons.  The fourth quarter of 2008 was marked by weak consumer holiday spending, the impacts of which were significant in the Company’s digital camera and devices businesses in the CDG segment.  In the GCG segment, tightening credit availability, combined with the weak economy, resulted in a reduction of capital spending, negatively impacting equipment sales as well.   In addition, the reduction of global print demand had a negative impact on GCG consumables sales, and increased costs for aluminum impacted gross margins.  FPEG was also impacted by the weak economy, which accelerated the decline of Film Capture and Traditional Photofinishing in the fourth quarter, and increased silver and petroleum-based raw material costs impacted gross margins.

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

At the time revenue is recognized, the Company also records reductions to revenue for customer incentive programs in accordance with the provisions of Emerging Issues Task Force (“EITF”) Issue No. 01-09, "Accounting for Consideration Given from a Vendor to a Customer (Including a Reseller of the Vendor's Products)."  Such incentive programs include cash and volume discounts, price protection, promotional, cooperative and other advertising allowances and coupons.  For those incentives that require the estimation of sales volumes or redemption rates, such as for volume rebates or coupons, the Company uses historical experience and internal and customer data to estimate the sales incentive at the time revenue is recognized.  In the event that the actual results of these items differ from the estimates, adjustments to the sales incentive accruals would be recorded.

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

The Company tests goodwill for impairment annually (on September 30), or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, by initially comparing the fair value of each of the Company’s reporting units to their related carrying values (step one).  If the fair value of the reporting unit is less than its carrying value, the Company must determine the implied fair value of goodwill associated with that reporting unit (step two).  The implied fair value of goodwill is determined by first allocating the fair value of the reporting unit to all of its assets and liabilities and then computing the excess of the reporting unit’s fair value over the amounts assigned to the assets and liabilities.  If the carrying value of goodwill exceeds the implied fair value of goodwill, such excess represents the amount of goodwill impairment charge that must be recognized.  The Company’s goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of all reporting units to its total market capitalization.

Determining the fair value of a reporting unit involves the use of significant estimates and assumptions.  The Company estimates the fair value of its reporting units utilizing income and market approaches through the application of discounted cash flow and market comparable methods.  Key assumptions used to determine the fair value of each reporting unit as of the Company’s fiscal annual testing date (September 30, 2008) were: (a) expected cash flow for the period from 2009 to 2013; and (b) discount rates of 14% to 17.5%, which were based on the Company’s best estimates of the after-tax weighted-average cost of capital of each reporting unit.  Based upon the results of its September 30, 2008 analysis, no impairment of goodwill was indicated.

As of December 31, 2008, due to the continuing challenging business conditions and the significant decline in its market capitalization during the fourth quarter of 2008, the Company concluded there was an indication of possible impairment.  Certain key assumptions used to determine the fair value of each reporting unit as of December 31, 2008 were revised to reflect: (a) significant reductions in future expected cash flows for the period from 2009 to 2013 due to the actual results for the fourth quarter of 2008 and revised forecasts for 2009 and later years; and (b) discount rates of 18.5% to 23.0%, which were based on the Company’s best estimates of the after-tax weighted-average cost of capital of each reporting unit, adjusted from September 30, 2008 for our latest assessment of financial risk and the increased risk associated with the Company’s future operations.  Based on its updated analysis, the Company concluded that there was an impairment of goodwill related to the Graphic Communications Group segment and, thus, recognized a pre-tax non-cash charge of $785 million in the fourth quarter of 2008.

The fair values of reporting units within the Company’s CDG and FPEG segments, and one of the two GCG reporting units were greater than their respective carrying values as of December 31, 2008, so no goodwill impairment was recorded for these reporting units.  Reasonable changes in the assumptions used to determine these fair values would not have resulted in goodwill impairments in any of these reporting units.

The Company’s long-lived assets, other than goodwill and indefinite-lived intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable.  When evaluating long-lived assets for impairment, the Company compares the carrying value of an asset group to its estimated undiscounted future cash flows.  An impairment is indicated if the estimated future cash flows are less than the carrying value of the asset group.  The impairment is the excess of the carrying value over the fair value of the long-lived asset group.

Due to continued operating losses and increased uncertainty of future cash flows because of the economic environment in the fourth quarter of 2008, the Company evaluated the long-lived assets of FPEG’s Paper and Output Systems business and GCG’s Electrophotographic Solutions business for impairment.  No impairment loss was recorded related to either business as a result of this evaluation.

INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" and Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  The asset and liability approach underlying SFAS No. 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and tax basis of the Company’s assets and liabilities.  FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on various related matters such as derecognition, interest and penalties, and disclosure.

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

The Company operates within multiple taxing jurisdictions worldwide and is subject to audit in these jurisdictions.  These audits can involve complex issues, which may require an extended period of time for resolution.  Although management believes that adequate provisions have been made for such issues, there is the possibility that the ultimate resolution of such issues could have an adverse effect on the earnings of the Company.  Conversely, if these issues are resolved favorably in the future, the related provisions would be reduced, thus having a positive impact on earnings.

PENSION AND OTHER POSTRETIREMENT BENEFITS

Kodak’s defined benefit pension and other postretirement benefit costs and obligations are dependent on the Company's key assumptions.  These assumptions, which are reviewed at least annually by the Company, include the discount rate, long-term expected rate of return on plan assets (“EROA”), salary growth, healthcare cost trend rate and other economic and demographic factors.  Actual results that differ from our assumptions are recorded as unrecognized gains and losses and are amortized to earnings over the estimated future service period of the active participants in the plan or, if almost all of a plan’s participants are inactive, the average remaining lifetime expectancy of inactive participants, to the extent such total net unrecognized gains and losses exceed 10% of the greater of the plan's projected benefit obligation or the calculated value of plan assets.  Significant differences in actual experience or significant changes in future assumptions would affect the Company’s pension and other postretirement benefit costs and obligations.

The EROA assumption is based on a combination of formal asset and liability studies that include forward-looking return expectations, given the current asset allocation.  The EROA, once set, is applied to the calculated value of plan assets in the determination of the expected return component of the Company’s pension income or expense.

SFAS No. 87, “Employers’ Accounting for Pensions” (“FAS 87”) requires that expected return be calculated using either fair value of plan assets or a calculated value of plan assets.  Kodak uses a calculated value that recognizes changes in the fair value of assets over a four-year period.  At December 31, 2008, the calculated value of the assets of the major U.S. defined benefit pension plan (the Kodak Retirement Income Plan “KRIP”) was approximately $6 billion and the fair value was approximately $5 billion.  Asset gains and losses that are not yet reflected in the calculated value of plan assets are not included in amortization of unrecognized gains and losses until they are recognized as a part of the calculated value of plan assets.

The Company reviews its EROA assumption annually.  To facilitate this review, every three years, or when market conditions change materially, the Company’s larger plans will undertake asset allocation or asset and liability modeling studies.  In early 2008, an asset and liability modeling study for the KRIP was completed and resulted in a 9.0% EROA assumption, which is the same rate outcome as concluded by the prior study in 2005.  During the fourth quarter of 2008, the Kodak Retirement Income Plan Committee (“KRIPCO,” the committee that oversees KRIP) reevaluated certain portfolio positions relative to current market conditions and accordingly approved a change to the portfolio to reduce risk associated with the volatility in the financial markets.  The Company has assumed an 8.0% EROA for 2009 for the KRIP based on these changes and the resulting asset allocation at December 31, 2008.  It is KRIPCO's intention to reassess the current asset allocation and complete a new asset and liability study in early 2009.  Certain of the Company’s other pension plans also adjusted asset positions during the fourth quarter of 2008.  EROA assumptions for 2009 for those plans were similarly based on these changes and the resulting asset allocations as of the end of the year.

Generally, the Company bases the discount rate assumption for its significant plans on high quality corporate bond yields in the respective countries as of the measurement date.  Specifically, for its U.S. and Canada plans, the Company determines a discount rate using a cash flow model to incorporate the expected timing of benefit payments and a AA-rated corporate bond yield curve.  For the Company's U.S. plans, the Citigroup Above Median Pension Discount Curve is used.  For the Company’s other non-U.S. plans, the discount rates are determined by comparison to published local high quality bond yields or indices considering estimated plan duration and removing any outlying bonds, as warranted.

The salary growth assumptions are determined based on the Company’s long-term actual experience and future and near-term outlook.  The healthcare cost trend rate assumptions are based on historical cost and payment data, the near-term outlook and an assessment of the likely long-term trends.

The following table illustrates the sensitivity to a change to certain key assumptions used in the calculation of expense for the year ending December 31, 2009 and the projected benefit obligation (“PBO”) at December 31, 2008 for the Company's major U.S. and non-U.S. defined benefit pension plans:

(in millions)	Impact on 2009 Pre-Tax Pension Expense Increase (Decrease)		Impact on PBO December 31, 2008 Increase (Decrease)

	U.S.	Non-U.S.	U.S.	Non-U.S.

Change in assumption:
25 basis point decrease in discount rate	$(2)	$4	$102	$96
25 basis point increase in discount rate	2	(4)	(97)	(91)
25 basis point decrease in EROA	15	7	N/A	N/A
25 basis point increase in EROA	(15)	(7)	N/A	N/A

Total pension income from continuing operations before special termination benefits, curtailments, and settlements for the major funded and unfunded defined benefit pension plans in the U.S. is expected to decrease from $179 million in 2008 to $108 million in 2009, due primarily to lower expected returns on plan assets for 2009.  Pension expense from continuing operations before special termination benefits, curtailments and settlements for the major funded and unfunded non-U.S. defined benefit pension plans is projected to decrease from $27 million in 2008 to $5 million in 2009, which is primarily attributable to lower amortization of actuarial losses.

Additionally, due to changes in plan design, the Company expects the expense, before curtailment and settlement gains and losses of its major other postretirement benefit plans to approximate $48 million in 2009 as compared with $104 million for 2008.

ENVIRONMENTAL COMMITMENTS

Environmental liabilities are accrued based on estimates of known environmental remediation responsibilities.  The liabilities include accruals for sites owned or leased by Kodak, sites formerly owned or leased by Kodak, and other third party sites where Kodak was designated as a potentially responsible party (“PRP”).  The amounts accrued for such sites are based on these estimates, which are determined using the ASTM Standard E 2137-06, “Standard Guide for Estimating Monetary Costs and Liabilities for Environmental Matters.”  The overall method includes the use of a probabilistic model that forecasts a range of cost estimates for the remediation required at individual sites.  The Company’s estimate includes equipment and operating costs for investigations, remediation and long-term monitoring of the sites.  Such estimates may be affected by changing determinations of what constitutes an environmental liability or an acceptable level of remediation.  Kodak's estimate of its environmental liabilities may also change if the proposals to regulatory agencies for desired methods and outcomes of remediation are viewed as not acceptable, or additional exposures are identified.  The Company has an ongoing monitoring and identification process to assess how activities, with respect to the known exposures, are progressing against the accrued cost estimates, as well as to identify other potential remediation issues that are presently unknown.

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

KODAK OPERATING MODEL AND REPORTING STRUCTURE

For 2008, the Company had three reportable segments: Consumer Digital Imaging Group (“CDG”), Film, Photofinishing and Entertainment Group (“FPEG”), and Graphic Communications Group (“GCG”).  Within each of the Company’s reportable segments are various components, or Strategic Product Groups (“SPGs”).  Throughout the remainder of this document, references to the segments’ SPGs are indicated in italics.  The balance of the Company's continuing operations, which individually and in the aggregate do not meet the criteria of a reportable segment, are reported in All Other.  A description of the segments is as follows:

Consumer Digital Imaging Group Segment (“CDG”):  CDG encompasses digital still and video cameras, digital devices such as picture frames, snapshot printers and related media, kiosks and related media, APEX drylab systems which were introduced in the first quarter of 2008, consumer inkjet printing, Kodak Gallery, and imaging sensors.  The APEX drylab system provides an alternative to traditional photofinishing processing at retail locations.  CDG also includes the licensing activities related to the Company's intellectual property in digital imaging products.

Film, Photofinishing and Entertainment Group Segment (“FPEG”):  FPEG encompasses consumer and professional film, one-time-use cameras, graphic arts film, aerial and industrial film, and entertainment imaging products and services.   In addition, this segment also includes paper and output systems, and photofinishing services.  This segment provides consumers, professionals, cinematographers, and other entertainment imaging customers with film-related products and services and also provides graphic arts film to the graphics industry.

Graphic Communications Group Segment (“GCG”):  GCG serves a variety of customers in the creative, in-plant, data center, commercial printing, packaging, newspaper and digital service bureau market segments with a range of software, media and hardware products that provide customers with a variety of solutions for prepress equipment, workflow software, analog and digital printing, and document scanning.  Products and related services include workflow software and digital controllers; digital printing, which includes commercial inkjet and electrophotographic products, including equipment, consumables and service; prepress consumables; output devices; and document scanners.

All Other:  All Other is composed of Kodak's display business and other small, miscellaneous businesses.

Prior period segment results have been revised to conform to the current period segment reporting structure.

CHANGE IN COST ALLOCATION METHODOLOGY

Effective January 1, 2008, the Company changed its cost allocation methodologies related to employee benefits and corporate expenses.  For the year ended December 31, 2007, this change decreased cost of goods sold by $28 million, increased selling, general, and administrative costs by $14 million, and increased research and development costs by $14 million.  For the year ended December 31, 2006, this change decreased cost of goods sold by $37 million, increased selling, general, and administrative costs by $19 million, and increased research and development costs by $18 million.

Prior period segment results have been revised to reflect the changes in cost allocation methodologies outlined above.

The changes in cost allocation methodologies referred to above increased (decreased) segment operating results for the years ended December 31, 2007 and 2006 as follows:

	For the Year Ended December 31,
(in millions)	2007	2006

Consumer Digital Imaging Group	$(32)	$(54)
Film, Photofinishing and Entertainment Group	28	75
Graphic Communications Group	(23)	(57)
All Other	27	36
Consolidated impact	$-	$-

DETAILED RESULTS OF OPERATIONS
Net Sales from Continuing Operations by Reportable Segment and All Other (1)
	For the Year Ended December 31,
(in millions)	2008	Change	Foreign Currency Impact	2007	Change	Foreign Currency Impact	2006

Consumer Digital Imaging Group
Inside the U.S.	$1,811	-10%	0%	$2,012	+5%	0%	$1,910
Outside the U.S.	1,277	+3	+3	1,235	+12	+7	1,103
Total Consumer Digital Imaging Group	3,088	-5	+1	3,247	+8	+3	3,013

Film, Photofinishing and Entertainment Group
Inside the U.S.	835	-21	0	1,054	-23	0	1,366
Outside the U.S.	2,152	-17	+3	2,578	-11	+4	2,888
Total Film, Photofinishing and Entertainment Group	2,987	-18	+2	3,632	-15	+3	4,254

Graphic Communications Group
Inside the U.S.	1,036	-12	0	1,178	-4	0	1,231
Outside the U.S.	2,298	+3	+5	2,235	+9	+7	2,056
Total Graphic Communications Group	3,334	-2	+3	3,413	+4	+4	3,287

All Other
Inside the U.S.	7			10			12
Outside the U.S.	-			(1)			2
Total All Other	7			9			14

Consolidated
Inside the U.S.	3,689	-13	0	4,254	-6	0	4,519
Outside the U.S.	5,727	-5	+4	6,047	0	+5	6,049
Consolidated Total	$9,416	-9%	+2%	$10,301	-3%	+3%	$10,568

(1)Sales are reported based on the geographic area of destination.

(Loss) Earnings from Continuing Operations Before Interest Expense, Other Income (Charges), Net and Income Taxes by Reportable Segment and All Other

	For the Year Ended December 31,
(in millions)	2008	Change	2007	Change	2006

Consumer Digital Imaging Group	$(177)	-941%	$(17)	+92%	$(206)
Film, Photofinishing and Entertainment Group	196	-30	281	-12	319
Graphic Communications Group	31	-70	104	+49	70
All Other	(17)	+32	(25)	-14	(22)
Total of segments	33	-90	343	+113	161
Restructuring costs, rationalization and other	(149)		(662)		(698)
Postemployment benefit changes	94		-		-
Other operating (expenses) income, net	(766)		96		59
Adjustments to contingencies and legal reserves/settlements	(33)		(7)		2
Interest expense	(108)		(113)		(172)
Other income (charges), net	55		87		65
Loss from continuing operations before income taxes	$(874)	-241%	$(256)	+56%	$(583)

2008 COMPARED WITH 2007

RESULTS OF OPERATIONS - CONTINUING OPERATIONS

CONSOLIDATED

(in millions, except per share data)	For the Year Ended
	December 31,
	2008	% of Sales	2007	% of Sales	Increase / (Decrease)	% Change

Net sales	$9,416		$10,301		$(885)	-9%
Cost of goods sold	7,247		7,757		(510)	-7%
Gross profit	2,169	23.0%	2,544	24.7%	(375)	-15%
Selling, general and administrative expenses	1,583	17%	1,778	17%	(195)	-11%
Research and development costs	501	5%	549	5%	(48)	-9%
Restructuring costs, rationalization and other	140		543		(403)	-74%
Other operating expenses (income), net	766		(96)		862	-898%
Loss from continuing operations before interest expense, other income (charges), net and income taxes	(821)	-9%	(230)	-2%	(591)	-257%
Interest expense	108		113		(5)	-4%
Other income (charges), net	55		87		(32)	-37%
Loss from continuing operations before income taxes	(874)		(256)		(618)	-241%
Benefit for income taxes	(147)		(51)		(96)	188%
Loss from continuing operations	(727)	-8%	(205)	-2%	(522)	-255%
Earnings from discontinued operations, net of income taxes	285		881		(596)	-68%
NET (LOSS) EARNINGS	$(442)		$676		$(1,118)	-165%

	For the Year Ended
	December 31,		Change vs. 2007
	2008 Amount	Change vs. 2007	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Total net sales	$9,416	-8.6%	-4.4%	-6.4%	2.2%	n/a

Gross profit margin	23.0%	-1.7pp	n/a	-5.5pp	0.2pp	3.6pp

As noted earlier in this MD&A, the Company's results of operations were severely affected by the economic downturn that accelerated in late 2008.  The normal seasonality of the Company, which is heavily skewed to the second half of the year, further magnified the effects of the economic downturn on its results.  The last four months of 2008 saw the global retail markets collapse, which affected the Company’s various consumer businesses, combined with a rapid decline in global print demand which affected its GCG businesses.  In response, the Company has outlined actions to focus business investments in certain areas that are core to the Company's strategy, while also maintaining an intense focus on cash generation and conservation in 2009.

Worldwide Revenues

For the year ended December 31, 2008, net sales decreased by 9% compared with 2007 due primarily to the significant economic deterioration in the fourth quarter in which the Company’s revenues were 24% lower than in the prior year quarter.  The impact of the downturn was particularly severe to the Company because of the normal seasonality of its sales, which are typically highest in the last four months of the year.  For the full year, the downturn led to unfavorable price/mix across all segments and accelerated volume declines in Film Capture and Traditional Photofinishing within FPEG.  These declines were partially offset by volume increases in CDG, and Document Imaging within GCG, and favorable foreign exchange across all segments.  Within CDG, Digital Capture and Devices and Consumer Inkjet Systems experienced significant increases in volume in 2008, primarily related to new product introductions in 2007 and throughout 2008.

Gross Profit

Gross profit declined in 2008 in both dollars and as a percentage of sales, due largely to the broad deterioration late in the year in sales volume, as well as unfavorable price/mix across all segments, partially offset by reductions in manufacturing and other costs within CDG, and favorable foreign exchange.  The improvements in manufacturing and other costs were driven by manufacturing efficiencies within CDG, the benefit of lower depreciation expense as a result of the change in useful lives executed during the first quarter of 2008 that benefited FPEG, lower benefit costs (including other postemployment benefits), and lower restructuring-related charges, partially offset by increased silver, aluminum, paper, and petroleum-based raw material and other costs.

Included in gross profit was a non-recurring amendment of an intellectual property licensing agreement and a new non-recurring intellectual property licensing agreement within Digital Capture and Devices.  These licensing agreements contributed approximately 2.4% of consolidated revenue to consolidated gross profit dollars in 2008, as compared with 2.3% of consolidated revenue to consolidated gross profit dollars for non-recurring agreements in the prior year.

In the first quarter of 2008, the Company performed an updated analysis of expected industry-wide declines in the traditional film and paper businesses and its useful lives on related assets.  This analysis indicated that the assets will continue to be used in these businesses for a longer period than previously anticipated.  As a result, the Company revised the useful lives of certain existing production machinery and equipment, and manufacturing-related buildings effective January 1, 2008.  These assets, which were previously set to fully depreciate by mid-2010, are now being depreciated with estimated useful lives ending from 2011 to 2015.  The change in useful lives reflects the Company’s estimate of future periods to be benefited from the use of the property, plant, and equipment.  As a result of these changes, for full year 2008 the Company reduced depreciation expense by approximately $107 million, of which approximately $95 million benefited loss from continuing operations before income taxes.  The net impact of the change in estimate to loss from continuing operations for the year ended December 31, 2008 was a reduced loss of $93 million, or $.33 on a fully-diluted loss per share basis.

Selling, General and Administrative Expenses

The year-over-year decrease in consolidated selling, general and administrative expenses (“SG&A”) was primarily attributable to company-wide cost reduction actions, and lower benefit costs (including other postemployment benefits – see below), partially offset by unfavorable foreign exchange, a contingency accrual related to employment litigation matters of approximately $20 million, and costs associated with the Company’s participation in the drupa tradeshow in the second quarter of 2008.

Research and Development Costs

The decrease in consolidated research and development costs (“R&D”) compared with prior year was primarily attributable to company-wide cost reduction actions and significantly reduced spending in 2008 within CDG due to the introduction of consumer inkjet printers in 2007.  These decreases in R&D spending were partially offset by investments in new workflow products in Enterprise Solutions and stream technology within Digital Printing Solutions, and R&D related acquisitions made in the second quarter of 2008, both within GCG.

Postemployment Benefit Plan Changes

In the third quarter of 2008, the Company amended certain of its U.S. postemployment benefits effective as of January 1, 2009.  As a result of these plan changes, curtailment and other gains of $94 million were recognized in the third quarter of 2008.  The gains are reflected in the Consolidated Statement of Operations as follows: $48 million in cost of goods sold, $27 million in SG&A, and $19 million in R&D.  The impact of these gains is not reflected in segment results.  Refer to Note 18, “Other Postretirement Benefits” and Note 23, “Segment Information.”

Restructuring Costs, Rationalization and Other

These costs, as well as the restructuring and rationalization-related costs reported in cost of goods sold, are discussed under the "RESTRUCTURING COSTS, RATIONALIZATION AND OTHER" section.

Other Operating Expenses (Income), Net

The Other operating expenses (income), net category includes gains and losses on sales of capital assets and businesses, and goodwill and other long-lived asset impairment charges.  The year-over-year change in Other operating expenses (income), net was largely driven by the goodwill impairment charge of $785 million in 2008, as compared with significant one-time gains on sales of capital assets and businesses recognized in 2007.  Refer to Note 5, “Goodwill and Other Intangible Assets,” for more information on the 2008 charge.

Other Income (Charges), Net

The Other income (charges), net category includes interest income, income and losses from equity investments, and foreign exchange gains and losses.  The decrease in Other income (charges), net was primarily attributable to a decrease in interest income due to lower interest rates and lower cash balances in 2008 as compared with 2007.

Income Tax Benefit

(dollars in millions)	For the Year Ended
	December 31,
	2008	2007
Loss from continuing operations before income taxes	$(874)	$(256)
Benefit for income taxes	$(147)	$(51)
Effective tax rate	16.8%	19.9%

The change in the Company’s effective tax rate from continuing operations is primarily attributable to: (1) a $270 million benefit recognized during the second quarter of 2008 for interest earned on a refund received from the U.S. Internal Revenue Service, (2) losses generated within the U.S. and in certain jurisdictions outside the U.S. in 2008 that were not benefited due to the impact of valuation allowances, (3) a tax benefit recorded in continuing operations in 2007 for losses in certain jurisdictions due to the recognition of an offsetting tax expense on the pre-tax gain in discontinued operations, (4) the release or establishment of valuation allowances in certain jurisdictions outside the U.S., which are evaluated separately by jurisdiction and dependent on its specific circumstances,  (5) the mix of earnings from operations in certain lower-taxed jurisdictions outside the U.S., (6) adjustments for uncertain tax positions and tax audits, and (7) a pre-tax goodwill impairment charge of $785 million that resulted in a tax benefit of only $4 million due to a full valuation allowance in the U.S. and the limited amount of tax deductible goodwill that existed as of December 31, 2008.

CONSUMER DIGITAL IMAGING GROUP

(dollars in millions)	For the Year Ended
	December 31,
	2008	% of Sales	2007	% of Sales	Increase / (Decrease)	% Change

Total net sales	$3,088		$3,247		$(159)	-5%
Cost of goods sold	2,495		2,419		76	-3%
Gross profit	593	19.2%	828	25.5%	(235)	-28%
Selling, general and administrative expenses	555	18%	595	18%	(40)	-7%
Research and development costs	215	7%	250	8%	(35)	-14%
Loss from continuing operations before interest expense, other income (charges), net and income taxes	$(177)	-6%	$(17)	-1%	$(160)	941%

	For the Year Ended
	December 31,		Change vs. 2007
	2008 Amount	Change vs. 2007	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Total net sales	$3,088	-4.9%	8.6%	-14.6%	1.1%	n/a

Gross profit margin	19.2%	-6.3pp	n/a	-13.4pp	0.7pp	6.4pp

Worldwide Revenues

Net sales for CDG decreased 5% in 2008 primarily as a result of the sharp decline in global consumer demand experienced in the fourth quarter of 2008.  The economic downturn negatively impacted all industries that rely on consumer discretionary spending.  CDG net sales in the fourth quarter declined from 42% of CDG’s full-year revenue for 2007 to only 31% of full-year revenue for 2008.  Volume increases in 2008 attributable to products introduced in 2007 and throughout 2008 were more than offset by unfavorable price/mix, as reduced demand resulted in downward price pressure and a shift in consumer demand to lower-priced products.  However, Kodak continued to maintain or increase its market share position in key product categories in which it participates.

Net sales for CDG decreased primarily due to unfavorable price/mix in Digital Capture and Devices, partially offset by volume growth in Consumer Inkjet and Digital Capture and Devices, and favorable foreign exchange across all SPGs.

Net worldwide sales of Digital Capture and Devices, which includes consumer digital still and video cameras, digital picture frames, accessories, memory products, snapshot printers and related media, and intellectual property royalties, decreased 7% in the year ended December 31, 2008 as compared with the prior year.  This decrease primarily reflects unfavorable price/mix for digital cameras and digital picture frames, volume declines in snapshot printing, and lower intellectual property royalties (see gross profit discussion below), partially offset by increased volumes for digital cameras and digital picture frames as well as favorable foreign exchange.  Digital picture frames were introduced at the end of the first quarter of 2007.

Net worldwide sales of Consumer Inkjet Systems, which includes inkjet printers and related consumables, increased in the year ended December 31, 2008, primarily reflecting volume improvements due to the launch of the product line at the end of the first quarter of 2007 and the introduction of the second generation of printers in the first quarter of 2008, partially offset by unfavorable price/mix.  Sell-through of inkjet printers for the full year more than doubled compared with the prior year, resulting in an estimated installed base of more than 1 million printers as of December 31, 2008.

Net worldwide sales of Retail Systems Solutions, which includes kiosks and related media and APEX drylab systems, increased 1% in the year ended December 31, 2008 as compared with the prior year, reflecting higher equipment and media volumes as well as favorable foreign exchange, partially offset by unfavorable price/mix.

Gross Profit

The decrease in gross profit dollars and margin for CDG was primarily attributable to unfavorable price/mix within Digital Capture and Devices and lower intellectual property royalties, partially offset by reduced manufacturing and other costs primarily in consumer inkjet printers, digital cameras and digital frames, as well as favorable foreign exchange.

Included in gross profit was a non-recurring amendment of an intellectual property licensing agreement with an existing licensee and a new non-recurring intellectual licensing agreement.  The impact of these agreements contributed approximately 7.4% of segment revenue to segment gross profit dollars in the current year, as compared with 7.3% of segment revenue to segment gross profit dollars for non-recurring agreements in the prior year.  The new agreement also provides the Company with an opportunity for continued collaboration with the licensee.

The results also included approximately $126 million related to intellectual property licensing arrangements under which the Company’s continuing obligations were fulfilled as of December 31, 2008.  The Company expects to secure other new licensing agreements, the timing and amounts of which are difficult to predict. These types of arrangements provide the Company with a return on portions of historical R&D investments, and new licensing opportunities are expected to have a continuing impact on the results of operations.

Selling, General and Administrative Expenses

The decrease in SG&A expenses for CDG was primarily driven by ongoing efforts to achieve target cost models and lower benefit costs (including other postemployment benefits), partially offset by unfavorable foreign exchange.

Research and Development Costs

The decrease in R&D costs for CDG was primarily attributable to reduced spending in 2008 as compared with the prior year due to the introduction of consumer inkjet printers in 2007, as well as cost reduction actions taken throughout the segment in 2008.

FILM, PHOTOFINISHING AND ENTERTAINMENT GROUP

(dollars in millions)	For the Year Ended
	December 31,
	2008	% of Sales	2007	% of Sales	Increase / (Decrease)	% Change

Total net sales	$2,987		$3,632		$(645)	-18%
Cost of goods sold	2,335		2,771		(436)	-16%
Gross profit	652	21.8%	861	23.7%	(209)	-24%
Selling, general and administrative expenses	404	14%	520	14%	(116)	-22%
Research and development costs	52	2%	60	2%	(8)	-13%
Earnings from continuing operations before interest expense, other income (charges), net and income taxes	$196	7%	$281	8%	$(85)	-30%

	For the Year Ended
	December 31,		Change vs. 2007
	2008 Amount	Change vs. 2007	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Total net sales	$2,987	-17.8%	-18.6%	-1.3%	2.1%	n/a

Gross profit margin	21.8%	-1.9pp	n/a	-2.1pp	0.3pp	-0.1pp

Worldwide Revenues

Net sales for FPEG decreased 18% primarily due to Film Capture and Traditional Photofinishing, reflecting continuing volume declines in the consumer film industry and reduced demand due to the global economic slowdown that began in the latter part of 2008, partially offset by favorable foreign exchange.  Net worldwide sales of Film Capture and Traditional Photofinishing decreased 40% and 19%, respectively, in 2008 as compared with 2007.

Net worldwide sales for Entertainment Imaging decreased 5% compared with the prior year, driven by volume declines primarily reflecting the effects of the writers’ strike in the first quarter of 2008, and reduced demand in the second half of 2008 from the delay in creation of feature films resulting from uncertainty surrounding industry labor contract issues, as well as the weak economy.  This decrease was partially offset by favorable foreign exchange.

Gross Profit

The decrease in FPEG gross profit dollars is primarily a result of declines in sales volume within Film Capture as described above, unfavorable price/mix across all SPGs, partially offset by favorable foreign exchange.

The decrease in FPEG gross profit margin was primarily driven by unfavorable price/mix across all SPGs.  In addition, increased manufacturing and other costs in Film Capture were driven by higher costs of silver, paper, and petroleum-based raw material and other costs. These cost increases were largely offset by lower benefit costs (including other postemployment benefits) and the benefit of lower depreciation expense as a result of the change in useful lives executed during the first quarter of this year.

Selling, General and Administrative Expenses

The decline in SG&A expenses for FPEG was attributable to lower benefit costs (including other postemployment benefits) and ongoing efforts to achieve target cost models, partially offset by unfavorable foreign exchange.

GRAPHIC COMMUNICATIONS GROUP

(dollars in millions)	For the Year Ended
	December 31,
	2008	% of Sales	2007	% of Sales	Increase / (Decrease)	% Change

Total net sales	$3,334		$3,413		$(79)	-2%
Cost of goods sold	2,445		2,438		7	0%
Gross profit	889	26.7%	975	28.6%	(86)	-9%
Selling, general and administrative expenses	627	19%	657	19%	(30)	-5%
Research and development costs	231	7%	214	6%	17	8%
Earnings from continuing operations before interest expense, other income (charges), net and income taxes	$31	1%	$104	3%	$(73)	-70%

	For the Year Ended
	December 31,		Change vs. 2007
	2008 Amount	Change vs. 2007	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Total net sales	$3,334	-2.3%	-1.6%	-4.1%	3.4%	n/a

Gross profit margin	26.7%	-1.9pp	n/a	-1.1pp	-0.6pp	-0.2pp

Worldwide Revenues

GCG net sales decreased 2% as compared with the prior year, driven by unfavorable price/mix and volume declines, partially offset by favorable foreign exchange.  Recent global financial market disruptions affected equipment placements across most product lines, and tightening credit availability resulted in deferrals of some orders taken earlier this year at the drupa tradeshow.  In addition, the decline in global print demand translated into decreased sales of consumables, especially in the second half of 2008.

Net worldwide sales of Prepress Solutions decreased 2% compared with 2007, driven primarily by volume declines in analog plates and output devices, partially offset by volume growth in digital plates and favorable foreign exchange.  The decline in global print demand accelerated the volume decline for analog plates and negatively impacted the volume growth rate for digital plates.  Despite the effects of the economic downturn, digital plates experienced volume growth in the high single digits during 2008.

Net worldwide sales of Digital Printing Solutions decreased 6% compared with the prior year.  Unfavorable price/mix and declines in volume were partially offset by favorable foreign exchange for all products.  Volume declines were largely attributable to black-and-white electrophotographic equipment and consumables due to overall market declines, as certain customers convert to solutions that offer color options.  Color electrophotographic equipment and consumables volumes increased, driven by new product line introductions and enhancements.  Page volume growth of 12% in the color electrophotographic space was a key contributor to the growth of color consumable sales volumes.  Unfavorable inkjet equipment volume and price/mix were partially offset by favorable volume and price/mix in inkjet consumables.  General price erosion, declines in legacy product sales, and a mix shift toward units requiring lower levels of capital investment were contributors to this performance.

Net worldwide sales of Document Imaging decreased 2% compared with the prior year.  Unfavorable price/mix was partially offset by volume growth and favorable foreign exchange.  While volume grew in both the Production Scanner and Distributed Scanner categories, a shift toward low-page volume units in both categories drove unfavorable price/mix.

Net worldwide sales of Enterprise Solutions decreased 1% as compared with the prior year.  Unfavorable price/mix and volume declines were partially offset by favorable foreign exchange and acquisitions made during the second quarter of 2008.

Gross Profit

The decline in gross profit dollars and margin was primarily driven by Prepress Solutions and Digital Printing Solutions.  Increased manufacturing costs related to aluminum and petroleum-based raw materials, as well as higher distribution expense and volume declines, drove the decrease in the Prepress Solutions gross profit dollars and margin.  For Digital Printing Solutions, higher costs of newly introduced digital printers, price erosion and adverse mix were partially offset by manufacturing cost productivity.

Selling, General and Administrative Expenses

The decrease in SG&A expenses for GCG primarily reflects lower benefit costs (including other postemployment benefits) and ongoing efforts to achieve target cost models, partially offset by increased costs associated with the Company’s participation in the drupa tradeshow in the second quarter of 2008, go-to-market investments, and unfavorable foreign exchange.

Research and Development Costs

The increase in R&D costs for GCG was primarily driven by investments in new workflow products in Enterprise Solutions, R&D related to acquisitions made in the second quarter of 2008, increased investments for stream technology within Digital Printing Solutions, and unfavorable foreign exchange.  These increases were partially offset by ongoing efforts to achieve target cost models.

RESULTS OF OPERATIONS – DISCONTINUED OPERATIONS

Total Company earnings from discontinued operations for the year ended December 31, 2008 and 2007 of $285 million and $881 million, respectively, include a benefit for income taxes of $288 million and a provision for income taxes of $262 million, respectively.

Earnings from discontinued operations in 2008 were primarily driven by a tax refund that the Company received from the U.S. Internal Revenue Service.  The refund was related to the audit of certain claims filed for tax years 1993-1998.  A portion of the refund related to past federal income taxes paid in relation to the 1994 sale of a subsidiary, Sterling Winthrop Inc., which was reported in discontinued operations.  Refer to Note 15, “Income Taxes,” for further discussion of the tax refund.

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

For a detailed discussion of the components of discontinued operations, refer to Note 22, “Discontinued Operations,” in the Notes to Financial Statements.

NET (LOSS) EARNINGS

The Company’s consolidated net loss for 2008 was $442 million, or a loss of $1.57 per basic and diluted share, as compared with net earnings for 2007 of $676 million, or earnings of $2.35 per basic and diluted share, representing a decrease of $1,118 million or 165%.  This decrease is attributable to the reasons outlined above.

2007 COMPARED WITH 2006

RESULTS OF OPERATIONS - CONTINUING OPERATIONS

CONSOLIDATED

(in millions, except per share data)	For the Year Ended
	December 31,
	2007	% of Sales	2006	% of Sales	Increase / (Decrease)	% Change

Net sales	$10,301		$10,568		$(267)	-3%
Cost of goods sold	7,757		8,122		(365)	-4%
Gross profit	2,544	24.7%	2,446	23.1%	98	4%
Selling, general and administrative expenses	1,778	17%	1,969	19%	(191)	-10%
Research and development costs	549	5%	596	6%	(47)	-8%
Restructuring costs and other	543		416		127	31%
Other operating expenses (income), net	(96)		(59)		(37)	63%
Loss from continuing operations before interest expense, other income (charges), net and income taxes	(230)	-2%	(476)	-5%	246	52%
Interest expense	113		172		(59)	-34%
Other income (charges), net	87		65		22	34%
Loss from continuing operations before income taxes	(256)		(583)		327	56%
(Benefit) provision for income taxes	(51)		221		(272)	123%
Loss from continuing operations	(205)	-2%	(804)	-8%	599	75%
Earnings from discontinued operations, net of income taxes	881		203		678	334%
NET EARNINGS (LOSS)	$676		$(601)		$1,277	212%

	For the Year Ended
	December 31,		Change vs. 2006
	2007 Amount	Change vs. 2006	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Total net sales	$10,301	-2.5%	-2.2%	-3.4%	3.1%	n/a

Gross profit margin	24.7%	1.6pp	n/a	-4.2pp	1.4pp	4.4pp

Worldwide Revenues

For the year ended December 31, 2007, net sales decreased by 3% compared with 2006, primarily as a result of unfavorable price/mix across all segments and significant industry-related volume declines, driven largely by Film Capture and Traditional Photofinishing within FPEG.  These declines were partially offset by significant volume growth in Digital Capture within CDG, volume growth within GCG, favorable foreign exchange across all segments, and increases in intellectual property royalties.

Gross Profit

Gross profit improved in the year ended December 31, 2007 in both dollars and as a percentage of sales, due largely to reduced manufacturing and other costs as a result of a number of factors, as well as increased intellectual property royalties within CDG.  In addition, foreign exchange was a positive contributor to gross profit as a result of the weak U.S. dollar’s net impact on revenues and costs.  The decreases in manufacturing and other costs were due to a combination of the impact of the Company's cost reduction initiatives, strategic manufacturing and supply chain initiatives within CDG, lower restructuring-related charges, and lower depreciation expense, partially offset by increased silver and aluminum costs.  The unfavorable price/mix was driven by product portfolio shifts in Digital Capture and Devices within CDG, and across the businesses within FPEG.

Included in gross profit for 2007 were a non-recurring extension and amendment of an existing license arrangement and new non-recurring license arrangements.  The impact of these licensing arrangements contributed approximately 2.3% of revenue to consolidated gross profit dollars in 2007, as compared with 1.7% of revenue to consolidated gross profit dollars for similar arrangements in 2006.  These types of arrangements provide the Company with a return on portions of historical R&D investments and similar opportunities are expected to have a continuing impact on the results of operations.

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

Restructuring Costs, Rationalization and Other

The most significant charge within restructuring costs was a $238 million impairment charge related to the sale of the Company's Xiamen, China facility in the second quarter.  These costs, as well as the restructuring-related costs reported in cost of goods sold, are discussed in further detail under the "RESTRUCTURING COSTS, RATIONALIZATION AND OTHER" section.

Other Operating (Income) Expenses, Net

The Other operating (income) expenses, net category includes gains and losses on sales of capital assets and certain asset impairment charges.  The year-over-year increase in Other operating (income) expenses, net was largely driven by gains on sales of capital assets and businesses in 2007 of $158 million, partially offset by asset impairments including the impairment of an intangible asset of $46 million in connection with the Company’s plan to dispose of its stake in Lucky Film Co. Ltd.

Interest Expense

Lower Interest expense was primarily due to lower debt levels resulting from the full payoff of the Company's Secured Term Debt in the second quarter of 2007, partially offset by higher interest rates in 2007 as compared with 2006.

Other Income (Charges), Net

The Other income (charges), net category includes interest income, income and losses from equity investments, and foreign exchange gains and losses.  The increase in Other income (charges), net in 2007 as compared with 2006 was primarily attributable to increased interest income due to higher cash balances resulting from the proceeds on the sale of the Health Group (See Note 22, “Discontinued Operations” in the Notes to Financial Statements) and higher interest rates.  This increase was partially offset by an impairment of an equity method investment.

Income Tax (Benefit) Provision

(dollars in millions)	For the Year Ended
	December 31,
	2007	2006
Loss from continuing operations before income taxes	$(256)	$(583)
(Benefit) provision for income taxes	$(51)	$221
Effective tax rate	19.9%	(37.9)%

The change in the Company’s annual effective tax rate from continuing operations was primarily attributable to the ability to recognize a tax benefit in continuing operations associated with the realization of current year losses in certain jurisdictions where it has historically had a valuation allowance.  This was due to the recognition of the pre-tax gain in discontinued operations and due to the favorable outcome of income tax audits in various jurisdictions around the world.

During the fourth quarter of 2007, based on the Company’s assessment of positive and negative evidence regarding the realization of the net deferred tax assets, the Company recorded a benefit associated with the release of valuation allowances in certain jurisdictions outside the U.S.

During 2007, the Company reached a settlement with the Internal Revenue Service covering tax years 1999-2000.  As a result, the Company recognized a tax benefit from continuing operations in the U.S. of $17 million, including interest.  Also during 2007, the Company reached a settlement with the taxing authorities in two locations outside of the U.S. resulting in a tax benefit of $76 million.

During the second quarter of 2007, the Company identified a deferred tax asset in a recently acquired non-U.S. subsidiary that was overstated at the date of acquisition.  Therefore, the Company recorded an increase in the value of goodwill of $24 million in the second quarter of 2007 to appropriately reflect the proper goodwill balance.  The Company also recorded a valuation allowance of $20 million, which should have been recorded in 2006, in order to properly reflect the value of the net deferred tax asset.  This amount is included in the $51 million tax benefit for the year ended December 31, 2007.  The Company has determined that this correction is not material to 2007 or to any prior period financial statement amounts.

CONSUMER DIGITAL IMAGING GROUP

(dollars in millions)	For the Year Ended
	December 31,
	2007	% of Sales	2006	% of Sales	Increase / (Decrease)	% Change

Total net sales	$3,247		$3,013		$234	8%
Cost of goods sold	2,419		2,373		46	2%
Gross profit	828	25.5%	640	21.2%	188	29%
Selling, general and administrative expenses	595	18%	556	18%	39	7%
Research and development costs	250	8%	290	10%	(40)	-14%
Loss from continuing operations before interest expense, other income (charges), net and income taxes	$(17)	-1%	$(206)	-7%	$189	92%

	For the Year Ended
	December 31,		Change vs. 2006
	2007 Amount	Change vs. 2006	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Total net sales	$3,247	7.8%	12.2%	-7.0%	2.6%	n/a

Gross profit margin	25.5%	4.3pp	n/a	-6.8pp	1.7pp	9.4pp

Worldwide Revenues

Net sales for CDG increased 8% due to increases in intellectual property royalties, new digital picture frames, and the introductory launch of inkjet printers, partially offset by snapshot printing within Digital Capture and Devices.  The unfavorable price/mix was primarily driven by digital camera product portfolio shifts within Digital Capture and Devices and by price declines in Retail Systems Solutions.

Net worldwide sales of Digital Capture and Devices, which includes consumer digital cameras, digital picture frames, accessories, memory products, snapshot printers and related media, and intellectual property royalties, increased 7% in the year ended December 31, 2007 as compared with the prior year, primarily reflecting higher digital camera volumes, increased intellectual property royalties, sales of new digital picture frames, and favorable foreign exchange, partially offset by unfavorable price/mix and lower snapshot printing volumes.

Net worldwide sales of Retail Systems Solutions, which includes kiosks and related media, increased modestly in the year ended December 31, 2007 as compared with the prior year, reflecting volume growth and favorable foreign exchange, partially offset by unfavorable price/mix.

The first quarter 2007 launch of Consumer Inkjet Systems contributed to volume improvements in CDG.

Gross Profit

The increase in gross profit dollars and margin for CDG was primarily attributable to reductions in cost, increases in intellectual property royalties, and favorable foreign exchange.  The reductions in manufacturing and other costs were primarily driven by strategic manufacturing and supply chain initiatives to improve margins in Digital Capture and Devices.  In addition, cost reductions were driven by the benefits of previous restructuring activities and lower depreciation expense, partially offset by costs associated with the scaling of manufacturing and new product introduction activities in the Consumer Inkjet Systems business.  The gross profit margin improvement was partially offset by unfavorable price/mix in Digital Capture and Devices products.

Included in gross profit was the impact of a non-recurring extension and amendment of an existing license arrangement and new non-recurring license arrangements during the current year.  The impact of these licensing arrangements contributed approximately 7.3% of revenue to segment gross profit dollars in 2007, as compared with 6.0% of revenue to segment gross profit dollars for similar arrangements in 2006.  These types of arrangements provide the Company with a return on portions of historical R&D investments and similar opportunities are expected to have a continuing impact on the results of operations.

Selling, General and Administrative Expenses

The increase in SG&A expenses for CDG was primarily driven by increased advertising expenses associated with Consumer Inkjet Systems, partially offset by ongoing efforts to achieve target cost models and improved go-to-market structure.

Research and Development Costs

The decrease in R&D costs for CDG was largely attributable to spending incurred in 2006 related to the development of Consumer Inkjet Systems, which were introduced in the first quarter of 2007.  The decrease was also impacted by cost reduction actions.

FILM, PHOTOFINISHING AND ENTERTAINMENT GROUP

(dollars in millions)	For the Year Ended
	December 31,
	2007	% of Sales	2006	% of Sales	Increase / (Decrease)	% Change

Total net sales	$3,632		$4,254		$(622)	-15%
Cost of goods sold	2,771		3,203		(432)	-13%
Gross profit	861	23.7%	1,051	24.7%	(190)	-18%
Selling, general and administrative expenses	520	14%	656	15%	(136)	-21%
Research and development costs	60	2%	76	2%	(16)	-21%
Earnings from continuing operations before interest expense, other income (charges), net and income taxes	$281	8%	$319	7%	$(38)	-12%

	For the Year Ended
	December 31,		Change vs. 2006
	2007 Amount	Change vs. 2006	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Total net sales	$3,632	-14.6%	-15.1%	-2.1%	2.6%	n/a

Gross profit margin	23.7%	-1.0pp	n/a	-3.0pp	1.6pp	0.4pp

Worldwide Revenues

Net sales for FPEG decreased 15% primarily due to Film Capture and Traditional Photofinishing, primarily reflecting continuing declines in the consumer film industry, partially offset by favorable foreign exchange.  Net worldwide sales of Film Capture and Traditional Photofinishing decreased 30% and 19%, respectively, in the year ended December 31, 2007 as compared with 2006.  Net worldwide sales for Entertainment Imaging were flat as compared with 2006.

Gross Profit

The decrease in FPEG gross profit dollars was primarily a result of lower volumes in Film Capture, unfavorable price/mix associated with new and renewed film agreements, partially offset by favorable foreign exchange and reduced manufacturing and other costs.  The reduced manufacturing and other costs were driven by the manufacturing footprint reduction and other cost reduction initiatives, partially offset by higher silver costs.  FPEG gross profit margin decreased only 1%.

Selling, General and Administrative Expenses

The decline in SG&A expenses for FPEG in dollars and as a percent of sales was attributable to ongoing efforts to achieve target cost models and shifting to a distributor model in regions with lower sales volumes.

GRAPHIC COMMUNICATIONS GROUP

(dollars in millions)	For the Year Ended
	December 31,
	2007	% of Sales	2006	% of Sales	Increase / (Decrease)	% Change

Total net sales	$3,413		$3,287		$126	4%
Cost of goods sold	2,438		2,261		177	8%
Gross profit	975	28.6%	1,026	31.2%	(51)	-5%
Selling, general and administrative expenses	657	19%	747	23%	(90)	-12%
Research and development costs	214	6%	209	6%	5	2%
Earnings from continuing operations before interest expense, other income (charges), net and income taxes	$104	3%	$70	2%	$34	49%

	For the Year Ended
	December 31,		Change vs. 2006
	2007 Amount	Change vs. 2006	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs	Acquisition

Total net sales	$3,413	3.8%	1.5%	-1.8%	4.1%	n/a	22.6%

Gross profit margin	28.6%	-2.6pp	n/a	-1.7pp	0.7pp	-1.6pp	0.5pp

Worldwide Revenues

Total revenue growth of 4% for GCG was driven by favorable foreign exchange and volume increases within Digital Printing Solutions and Enterprise Solutions.  Partially offsetting this growth was unfavorable price/mix across all SPGs.

Net worldwide sales of Prepress Solutions increased 3%, primarily driven by increased sales of digital plates and favorable foreign exchange, partially offset by declines in sales of analog plates and output devices.  Unfavorable price/mix also negatively impacted net worldwide sales.

Net worldwide sales of Digital Printing Solutions increased 5%, primarily driven by favorable foreign exchange and volume growth in color electrophotographic solutions and inkjet printing solutions, partially offset by volume and price/mix declines in black-and-white electrophotographic solutions.

Net worldwide sales of Document Imaging were flat in 2007 compared with the prior year.  Unfavorable volume and price/mix were offset by favorable foreign exchange.

Net worldwide sales of Enterprise Solutions increased 10%, primarily driven by the introduction of web-enabled solutions software, volume growth in the workflow software and favorable foreign exchange, partially offset by unfavorable price/mix.

Gross Profit

The decrease in gross profit margin in 2007 compared with the prior year was primarily driven by increased manufacturing costs in Prepress Solutions associated with adverse aluminum costs, as well as unfavorable price/mix across all SPGs.  Favorable foreign exchange partially offset these negative impacts.

Selling, General and Administrative Expenses

The decrease in SG&A expenses for GCG was largely attributable to ongoing efforts to achieve target cost models.

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

For a detailed discussion of the components of discontinued operations, refer to Note 22, “Discontinued Operations,” in the Notes to Financial Statements.

NET EARNINGS (LOSS)

Consolidated net earnings for 2007 were $676 million, or earnings of $2.35 per basic and diluted share, as compared with a net loss for 2006 of $601 million, or a loss of $2.09 per basic and diluted share, representing an increase in earnings of $1,277 million or 212%.  This improvement is attributable to the reasons outlined above.

RESTRUCTURING COSTS, RATIONALIZATION AND OTHER

The Company recognizes the need to continually rationalize its workforce and streamline its operations to remain competitive in the face of an ever-changing business and economic climate.  For 2008, these initiatives were referred to as ongoing rationalization activities.

The Company recorded $149 million of charges, net of reversals, including $6 million of charges for accelerated depreciation and $3 million of charges for inventory write-downs, which were reported in Cost of goods sold in the accompanying Consolidated Statement of Operations for the year ended December 31, 2008.  The remaining costs incurred, net of reversals, of $140 million were reported as Restructuring costs, rationalization and other in the accompanying Consolidated Statement of Operations for the year ended December 31, 2008.  The severance and exit costs reserves require the outlay of cash, while long-lived asset impairments, accelerated depreciation and inventory write-downs represent non-cash items.

During the year ended December 31, 2008, the Company made cash payments of approximately $143 million, related to restructuring and rationalization.  Of this amount, $133 million was paid out of restructuring liabilities, while $10 million was paid out of pension and other postretirement liabilities.

The charges, net of reversals, of $149 million recorded in 2008 included $36 million applicable to FPEG, $42 million applicable to CDG, $49 million applicable to GCG, and $22 million that was applicable to manufacturing, research and development, and administrative functions, which are shared across all segments.

The ongoing rationalization actions implemented in 2008 are expected to generate future annual cash savings of approximately $196 million.  These savings are expected to reduce future cost of goods sold, SG&A, and R&D expenses by $97 million, $79 million, and $20 million, respectively.  The Company began realizing these savings in the first quarter of 2008, and expects the savings to be fully realized by the end of the second quarter of 2009 as most of the actions and severance payouts are completed.

On December 17, 2008, the Company committed to a plan to implement a targeted cost reduction program (the 2009 Program) to more appropriately size the organization as a result of the current economic environment.  The program involves rationalizing selling, administrative, research and development, supply chain and other business resources in certain areas and consolidating certain facilities.

In connection with the 2009 Program, the Company expects to incur total restructuring charges in the range of $250 million to $300 million, including $225 million to $265 million of cash related charges for termination benefits and other exit costs, and $25 million to $35 million of non-cash related accelerated depreciation and asset write-offs.  The 2009 Program will require expenditures from corporate cash in the range of $125 million to $175 million, as most of the termination benefits for U.S. employees will be provided in the form of special retirement benefits (Special Termination Program (STP) benefits) payable from the Company’s over-funded U.S. pension plan.  The majority of the actions contemplated by the 2009 Program will be completed in the first half of 2009, with all actions under the program expected to be completed by the end of 2009.  The 2009 Program is expected to result in employment reductions in the range of 2,000 to 3,000 positions when complete and yield annualized cash savings of $200 million to $250 million in 2009 and beyond.

When combined with rationalization actions taken in late 2008, the Company expects to reduce its worldwide employment by between 3,500 and 4,500 positions during 2009, approximately 14% to 18% of its total workforce, which are expected to generate annual cash savings in the range of $300 million to $350 million.

For the year ended December 31, 2007, the Company incurred restructuring charges, net of reversals, of $685 million, $686 million of which was under the 2004-2007 Restructuring Program.  The $685 million of restructuring charges, net of reversals, included $23 million of costs related to discontinued operations ($20 million of severance costs and $3 million of exit costs), and $662 million related to continuing operations ($107 million of accelerated depreciation, $12 million of inventory write-downs, $270 million of asset impairments, $144 million of severance costs, and $129 million of exit costs).  For the year ended December 31, 2006, the Company incurred restructuring charges, net of reversals, of $768 million, all under the 2004-2007 Restructuring Program, including $70 million related to discontinued operations ($12 million of accelerated depreciation, $3 million of inventory write-downs, $52 million of severance costs, and $3 million of exit costs), and $698 million related to continuing operations ($273 million of accelerated depreciation, $9 million of inventory write-downs, $88 million of asset impairments, $263 million of severance costs, and $65 million of exit costs).  The Company substantially completed its 2004-2007 Restructuring Program as of December 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

2008

Cash Flow Activity

	For the Year Ended
(in millions)	December 31,
	2008	2007	Change
Cash flows from operating activities:
Net cash (used in) provided by continuing operations	$(143)	$351	$(494)
Net cash provided by (used in) discontinued operations	296	(37)	333
Net cash provided by operating activities	153	314	(161)

Cash flows from investing activities:
Net cash used in continuing operations	(188)	(41)	(147)
Net cash provided by discontinued operations	-	2,449	(2,449)
Net cash (used in) provided by investing activities	(188)	2,408	(2,596)

Cash flows from financing activities:
Net cash used in continuing operations	(731)	(1,324)	593
Net cash provided by discontinued operations	-	44	(44)
Net cash used in financing activities	(731)	(1,280)	549

Effect of exchange rate changes on cash	(36)	36	(72)

Net (decrease) increase in cash and cash equivalents	$(802)	$1,478	$(2,280)

Operating Activities

Net cash used in continuing operations from operating activities increased $494 million.  The key factor driving this change was the overall decline in earnings for 2008 as compared with 2007, notably in the fourth quarter of 2008 as a consequence of the global economic downturn.  The Company's cash from operating activities benefited from lower restructuring payments in 2008 and receipt of a tax refund from the U.S. Internal Revenue Service of $581 million, of which $270 million was reflected in loss from continuing operations during the year.  However, the Company also recognized non-cash curtailment gains during the year, and revenue for which cash was received in prior years or will be received in 2009.  In addition, net cash received in 2008 for current and prior year non-recurring licensing arrangements of $150 million was $156 million lower than net cash received in 2007 of $306 million.  The Company also utilized $128 million more cash in 2008 as compared with 2007, due to an increase in inventories during 2008, as compared with a decrease in inventories in 2007.  Furthermore, the Company expended cash in 2008 to reduce liabilities recorded as of the prior year end, which exceeded cash utilized in 2007 to liquidate liabilities as of year end 2006.  The combination of these and other factors led to the use of cash in continuing operations from operating activities of $143 million in 2008, as compared with cash provided on the same basis of $351 million in 2007.  Net cash provided by (used in) discontinued operations increased $333 million as compared with the prior year due primarily to the receipt, in the second quarter of 2008, of the refund of past federal income taxes referred to above, and more fully described in Note 15, “Income Taxes.”

Investing Activities

Net cash used in continuing operations from investing activities increased $147 million for the year ended December 31, 2008 as compared with 2007 due primarily to lower cash proceeds received from sales of assets and businesses of $92 million in 2008 as compared with $227 million in 2007.  Spending for capital additions was $254 million in 2008 as compared with $259 million in 2007.  The majority of this spending supports new products, manufacturing capacity, productivity and quality improvements, infrastructure improvements, equipment placements with customers, and ongoing environmental and safety initiatives.  Net cash provided by discontinued operations for the year ended December 31, 2007 of $2,449 million represents the proceeds received from the sale of the Health Group in the second quarter of 2007 and the sale of the Company’s shares of Hermes Precisa Pty. Limited (“HPA”) in the fourth quarter of 2007.

Financing Activities

Net cash used in financing activities decreased $549 million for the year ended December 31, 2008 as compared with 2007 due to lower repayments of borrowings, mainly due to the repayment of the Company’s Secured Term Debt in the second quarter of 2007 that was required as a result of the sale of the Health Group.  These reductions in cash usage were partially offset by repurchases of the Company’s common stock of $301 million in 2008.

On June 24, 2008, the Company announced that its Board of Directors authorized a share repurchase program allowing the Company, at management’s discretion, to purchase up to $1.0 billion of its common stock.  The program will expire at the earlier of December 31, 2009 or when the Company has used all authorized funds for the repurchase of shares.  Through December 31, 2008, the Company repurchased approximately 20 million shares at an average price of $15.01 per share, for a total cost of $301 million under this program.  While the share repurchase authorization remains in effect through the end of 2009, the Company is not currently repurchasing any of its shares.

It is the Company’s practice to make semi-annual dividend payments which, when declared by its Board of Directors, will be paid on the Company’s 10th business day each July and December to shareholders of record on the close of the first business day of the preceding month.  On May 14, and October 14, 2008, the Board of Directors declared semi-annual cash dividends of $.25 per share payable to shareholders of record at the close of business on June 1, and November 3, 2008, respectively.  These dividends were paid on July 16, and December 12, 2008.  Total dividends paid for the year ended December 31, 2008 were $139 million.

The Company’s long-term debt, net of current portion, of $1,252 million as of December 31, 2008, includes $575 million aggregate principal amount of Convertible Senior Notes due 2033 (the “Convertible Securities”).  The security holders have the right to require the Company to purchase their Convertible Securities for cash at a price equal to 100% of the principal amount of the Convertible Securities, plus any accrued and unpaid interest on October 15, 2010, October 15, 2013, October 15, 2018, October 15, 2023 and October 15, 2028, or upon a fundamental change as described in the offering memorandum filed under Rule 144A in conjunction with the private placement of the Convertible Securities.  Because of current market conditions, the Company believes it is probable that all, or nearly all, of the Convertible Securities will be redeemed by the security holders on October 15, 2010.

Sources of Liquidity

The Company believes that its current cash balance, combined with cash flows from operating activities and proceeds from sales of assets, will be sufficient to meet its anticipated needs, including working capital, capital investments, scheduled debt repayments, restructuring and dividend payments and employee benefit plan payments or contributions required.  If the global economic weakness trends continue for a greater period of time than anticipated or worsen, it could impact the Company's profitability and related cash generation capability.  Refer to Item 1A. of Part I, "Risk Factors."  In addition to its existing cash balance, the Company has maintained financing arrangements, as described in more detail below under "Credit Quality," to facilitate unplanned timing differences between required expenditures and cash generated from operations or for unforeseen shortfalls in cash flows from operating activities.  The Company has not found it necessary to borrow against these financing arrangements over the past three years.

Refer to Note 8, "Short-Term Borrowings and Long-Term Debt" in the Notes to Financial Statements for further discussion of sources of liquidity, presentation of long-term debt, related maturities and interest rates as of December 31, 2008 and 2007.

Credit Quality

Moody's and Standard & Poor’s (“S&P”) ratings for the Company, including their outlooks, as of the filing date of this Form 10-K are as follows:

			Senior		Most
	Corporate	Secured	Unsecured		Recent
	Rating	Rating	Rating	Outlook	Update

Moody's	B3	Ba3	Caa1	Negative	February 10, 2009
S&P	B	BB-	B-	Negative	January 30, 2009

On December 11, 2008, S&P lowered the Company’s Corporate, Secured, and Senior Unsecured credit ratings from B+ to B, BB to BB-, and B to B-, respectively.  The ratings remain on CreditWatch with negative implications, where they were placed on November 3, 2008 following the Company’s revision of its earnings guidance.  S&P reconfirmed its ratings and CreditWatch with negative implications on January 30, 2009.  S&P’s practice is to complete their review and resolve ratings under CreditWatch in approximately 90 days from when ratings are placed on CreditWatch.  The Company expects S&P to complete their CreditWatch review within the first quarter of 2009.

On December 12, 2008, Moody’s placed Kodak’s credit ratings on review for possible downgrade.  On February 10, 2009, Moody’s lowered the Company’s Corporate rating from B1 to B3, its Secured rating from Ba1 to Ba3 and its Senior Unsecured rating from B2 to Caa1, and maintained its negative outlook.

The Company does not have any rating downgrade triggers that would accelerate the maturity dates of its debt.  However, the Company could be required to increase the dollar amount of its letters of credit or provide other financial support up to an additional $64 million at the current credit ratings.  As of the filing date of this Form 10-K, the Company has not been requested to materially increase its letters of credit or other financial support.  Additional downgrades in the Company’s credit rating or disruptions in the capital markets could impact borrowing costs and the nature of its funding alternatives.

The Company’s Secured Credit Agreement (“Secured Credit Agreement”) contains various affirmative and negative covenants customary in a facility of this type, including two quarterly financial covenants: (1) a consolidated debt for borrowed money to a rolling four-quarter sum of consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (subject to adjustments to exclude any extraordinary income or losses, as defined by the Secured Credit Agreement, interest income and certain non-cash items of income and expense) ratio of not greater than: 3.5 to 1 as of December 31, 2006 and thereafter, and (2) a consolidated EBITDA to consolidated interest expense (subject to adjustments to exclude interest expense not related to borrowed money) ratio, on a rolling four-quarter basis, of no less than 3.0 to 1.  As of December 31, 2008, the Company maintained a substantial cash balance and was in full compliance with all covenants, including the two financial covenants, associated with its Secured Credit Agreement.  The Company maintains this credit arrangement in order to provide additional financial flexibility.  As of December 31, 2008, there was no debt outstanding and $131 million of letters of credit issued, which are not considered debt for borrowed money under the agreement, but do reduce the Company’s borrowing capacity under the Secured Credit Agreement by this amount.

Based on the Company’s current financial forecasts, it is reasonably likely that the Company could breach its financial covenants in the first quarter of 2009 unless an appropriate amendment or waiver is obtained.  The Company is currently negotiating with its lenders to ensure it has continued access to a Secured Credit Agreement, with the goal to have an amended credit facility in place by the end of the first quarter.

In the event that the Company is unable to successfully re-negotiate the terms of the Secured Credit Agreement, and the Company breaches the financial covenants, the Company may be required to cash collateralize approximately $131 million of outstanding letters of credit.  A breach of the financial covenants would not accelerate the maturity of any of the Company’s existing outstanding debt.  However, should the Company lose access to its revolving credit facility under the Secured Credit Agreement, it would lose the additional financial flexibility provided by the facility.  Based on its current financial position and expected economic performace, the Company does not believe that its liquidity will be materially affected by an inability to access external sources of financing.  However, the Company’s goal is to complete its negotiation and amendment prior to covenant compliance testing for the first quarter of 2009.

Contractual Obligations

The impact that our contractual obligations are expected to have on the Company's liquidity and cash flow in future periods is as follows:

		As of December 31, 2008
(in millions)	Total	2009	2010	2011	2012	2013	2014+

Long-term debt (1)	$1,302	$50	$620	$43	$40	$536	$13
Interest on debt	300	72	69	52	53	44	10
Operating lease obligations	387	96	81	65	49	28	68
Purchase obligations (2)	921	479	207	122	49	33	31
Total (3) (4) (5)	$2,910	$697	$977	$282	$191	$641	$122

(1)
Represents maturities of the Company's long-term debt obligations as shown on the Consolidated Statement of Financial Position.  See Note 8, "Short-Term Borrowings and Long-Term Debt" in the Notes to Financial Statements.

(2)
Purchase obligations include agreements related to supplies, production and administrative services, as well as marketing and advertising, that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.  Purchase obligations exclude agreements that are cancelable without penalty.  The terms of these agreements cover the next one to thirteen years.  See Note 10, "Commitments and Contingencies," in the Notes to Financial Statements.

(3)
Due to uncertainty regarding the completion of tax audits and possible outcomes, the remaining estimate of the timing of payments related to uncertain tax positions and interest cannot be made.  See Note 15, “Income Taxes,” in the Notes to Financial Statements for additional information regarding the Company’s uncertain tax positions.

(4)
Funding requirements for the Company's major defined benefit retirement plans and other postretirement benefit plans have not been determined, therefore, they have not been included.  In 2008, the Company made contributions to its major defined benefit retirement plans and benefit payments for its other postretirement benefit plans of $101 million ($29 million relating to its U.S. defined benefit plans) and $204 million ($199 million relating to its U.S. other postretirement benefits plan), respectively.  The Company expects to contribute approximately $130 million ($29 million relating to its U.S. defined benefit plans) and $175 million ($170 million relating to its U.S. other postretirement benefits plan), respectively, to its defined benefit plans and other postretirement benefit plans in 2009.

(5)	Because their future cash outflows are uncertain, the other long-term liabilities presented in Note 9, “Other Long-Term Liabilities” are excluded from this table.

Off-Balance Sheet Arrangements

The Company guarantees debt and other obligations of certain customers.  The debt and other obligations are primarily due to banks and leasing companies in connection with financing of customers' purchases of equipment and product from the Company.  At December 31, 2008, the maximum potential amount of future payments (undiscounted) that the Company could be required to make under these customer-related guarantees was $75 million.  At December 31, 2008, the carrying amount of any liability related to these customer guarantees was not material.

The customer financing agreements and related guarantees, which mature between 2009 and 2013, typically have a term of 90 days for product and short-term equipment financing arrangements, and up to five years for long-term equipment financing arrangements.  These guarantees would require payment from the Company only in the event of default on payment by the respective debtor.  In some cases, particularly for guarantees related to equipment financing, the Company has collateral or recourse provisions to recover and sell the equipment to reduce any losses that might be incurred in connection with the guarantees.  However, any proceeds received from the liquidation of these assets are not expected to be material and would not cover the maximum potential amount of future payments under these guarantees.

Despite the current economic environment, the Company believes that the guarantees disclosed above will not have a material impact on the results of operations or financial position of the Company.  With respect to the guarantees that the Company issued in the year ended December 31, 2008, the Company assessed the fair value of its obligation to stand ready to perform under these guarantees by considering the likelihood of occurrence of the specified triggering events or conditions requiring performance as well as other assumptions and factors.

Eastman Kodak Company (“EKC”) also guarantees amounts owed to banks and other third parties for some of its consolidated subsidiaries.  The maximum amount guaranteed is $509 million, and the outstanding debt under those guarantees, which is recorded within the Short-term borrowings and current portion of long-term debt, and Long-term debt, net of current portion components in the accompanying Consolidated Statement of Financial Position, is $189 million.  These guarantees expire in 2009 through 2013.  Pursuant to the terms of the Company's $2.7 billion Senior Secured Credit Agreement dated October 18, 2005, obligations under the $2.7 billion Secured Credit Facilities (the “Credit Facilities”) and other obligations of the Company and its subsidiaries to the Credit Facilities’ lenders are guaranteed.

During the fourth quarter of 2007, EKC issued a guarantee to Kodak Limited (the “Subsidiary”) and the Trustees (the “Trustees”) of the Kodak Pension Plan of the United Kingdom (the “Plan”).  Under this arrangement, EKC guarantees to the Subsidiary and the Trustees the ability of the Subsidiary, only to the extent it becomes necessary to do so, to (1) make contributions to the Plan to ensure sufficient assets exist to make plan benefit payments, and (2) make contributions to the Plan such that it will achieve full funded status by the funding valuation for the period ending December 31, 2015.  The guarantee expires upon the conclusion of the funding valuation for the period ending December 31, 2015 whereby the Plan achieves full funded status or earlier, in the event that the Plan achieves full funded status for two consecutive funding valuation cycles which are typically performed at least every three years.  The limit of potential future payments is dependent on the funding status of the Plan as it fluctuates over the term of the guarantee.  Currently, the Plan’s local funding valuation is in process and expected to be completed in March 2009.  In conjunction with that funding valuation process, EKC and the Subsidiary are in discussions with the Trustees regarding the amount of future annual contributions and the date by which the Plan will achieve full funded status.  These negotiations may require changes to the existing guarantee described above.  The funding status of the Plan is included in Pension and other postretirement liabilities presented in the Consolidated Statement of Financial Position.

The Company issues indemnifications in certain instances when it sells businesses and real estate, and in the ordinary course of business with its customers, suppliers, service providers and business partners.  Further, the Company indemnifies its directors and officers who are, or were, serving at the Company's request in such capacities.  Historically, costs incurred to settle claims related to these indemnifications have not been material to the Company’s financial position, results of operations or cash flows.  Additionally, the fair value of the indemnifications that the Company issued during the year ended December 31, 2008 was not material to the Company’s financial position, results of operations or cash flows.

2007

Cash Flow Activity
	For the Year Ended
(in millions)	December 31,
	2007	2006	Change
Cash flows from operating activities:
Net cash provided by continuing operations	$351	$685	$(334)
Net cash (used in) provided by discontinued operations	(37)	271	(308)
Net cash provided by operating activities	314	956	(642)

Cash flows from investing activities:
Net cash used in continuing operations	(41)	(181)	140
Net cash provided by (used in) discontinued operations	2,449	(44)	2,493
Net cash provided by (used in) investing activities	2,408	(225)	2,633

Cash flows from financing activities:
Net cash used in continuing operations	(1,324)	(947)	(377)
Net cash provided by discontinued operations	44	-	44
Net cash used in financing activities	(1,280)	(947)	(333)

Effect of exchange rate changes on cash	36	20	16

Net increase (decrease) in cash and cash equivalents	$1,478	$(196)	$1,674

Operating Activities

Net cash provided by continuing operations from operating activities decreased $334 million for the year ended December 31, 2007 as compared with 2006, due primarily to cash expended in 2007 to reduce liabilities recorded as of the prior year end, which exceeded cash utilized in 2006 to liquidate liabilities as of year-end 2005, and a decrease in net cash received for non-recurring license arrangements of $9 million.  These decreases were partially offset by the decrease in loss from continuing operations for the year ended December 31, 2007 as compared with 2006.  Net cash used in discontinued operations increased $308 million in 2007 as compared with the prior year due primarily to the impact of the sale of the Health Group segment and HPA in 2007.

Investing Activities

Net cash used in continuing operations from investing activities decreased $140 million for the year ended December 31, 2007 as compared with 2006, due primarily to capital expenditures of $259 million, a reduction of $76 million as compared with 2006, proceeds from the sales of businesses/assets of $227 million, an increase of $49 million as compared with the prior year, and decreased investments in unconsolidated affiliates of $19 million.  The majority of capital spending supports new products, manufacturing capacity, productivity and quality improvements, infrastructure improvement, equipment placements with customers, and ongoing environmental and safety initiatives.  Net cash provided by discontinued operations for the twelve months ended December 31, 2007 of $2,449 million represents the net proceeds received from the sale of the Health Group in the second quarter of 2007 of $2,335 million, and the proceeds received from the sale of HPA in the fourth quarter of 2007 of $114 million.  Refer to Note 22, “Discontinued Operations.”

Financing Activities

Net cash used in financing activities increased $333 million for the year ended December 31, 2007 as compared with 2006, due to higher net repayments of borrowings, mainly due to the repayment of the Company’s Secured Term Debt in the second quarter of 2007 that was required as a result of the sale of the Health Group.

2006

Cash Flow Activity
	For the Year Ended
(in millions)	December 31,
	2006	2005	Change
Cash flows from operating activities:
Net cash provided by continuing operations	$685	$722	$(37)
Net cash provided by discontinued operations	271	486	(215)
Net cash provided by operating activities	956	1,208	(252)

Cash flows from investing activities:
Net cash used in continuing operations	(181)	(1,264)	1,083
Net cash used in discontinued operations	(44)	(40)	(4)
Net cash used in investing activities	(225)	(1,304)	1,079

Cash flows from financing activities:
Net cash (used in) provided by financing operations	(947)	533	(1,480)

Effect of exchange rate changes on cash	20	(27)	47

Net (decrease) increase in cash and cash equivalents	$(196)	$410	$(606)

Operating Activities

Net cash provided by continuing operations from operating activities decreased $37 million for the year ended December 31, 2006 as compared with 2005, due primarily to the recognition of deferred income on intellectual property arrangements in 2006, for which cash was received in 2007, partially offset by the year-over-year decline in inventories due to planned inventory reductions driven by corporate initiatives and the decline in demand for traditional products.  Net cash provided by discontinued operations decreased $215 million as compared with the prior year due primarily to the results of the operations of the Health Group segment, and the reversal of certain tax accruals in 2005 as a result of a settlement between the Company and the Internal Revenue Service on the audit of the tax years 1993 through 1998.  These tax accruals had been established in 1994 in connection with the Company’s sale of its pharmaceutical, consumer health and household products businesses during that year.

Investing Activities

Net cash used in continuing operations from investing activities decreased $1,083 million for the year ended December 31, 2006 as compared with 2005, due primarily to the acquisitions of Creo, Inc. and Kodak Polychrome Graphics in 2005.

Financing Activities

Net cash used in financing activities increased $1,480 million for the year ended December 31, 2006 as compared with 2005, due to the net repayment of $803 million of debt in 2006.

OTHER

Refer to Note 10, "Commitments and Contingencies" in the Notes to Financial Statements for discussion regarding the Company's undiscounted liabilities for environmental remediation costs, asset retirement obligations, and other commitments and contingencies including legal matters.

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this report may be forward-looking in nature, or "forward-looking statements" as defined in the United States Private Securities Litigation Reform Act of 1995.  For example, references to the Company's expectations regarding the following are forward-looking statements: its ability to address the impact of the economic downturn including the transformation of certain of its businesses; its employment reductions and savings under its restructuring program and other rationalization activities; revenue; cash needs; liquidity; and benefits costs.

Actual results may differ from those expressed or implied in forward-looking statements.  In addition, any forward-looking statements represent the Company's estimates only as of the date they are made, and should not be relied upon as representing the Company's estimates as of any subsequent date.  While the Company may elect to update forward-looking statements at some point in the future, the Company specifically disclaims any obligation to do so, even if its estimates change.  The forward-looking statements contained in this report are subject to a number of factors and uncertainties, including the successful:

•	execution of the digital growth and profitability strategies, business model and cash plan;
•	alignment of the Company’s cost structure to the new economic realities and the decline in the Company’s traditional businesses;
•	implementation of the Company’s plans to tighten its focus on its portfolio of investments;
•
implementation of, and performance under, the debt management program, including compliance with the Company's debt covenants and the ability to obtain amendments to, or waivers of, these covenants, if necessary;

•	development and implementation of product go-to-market and e-commerce strategies;
•	protection, enforcement and defense of the Company's intellectual property, including defense of its products against the intellectual property challenges of others;
•	execution of intellectual property licensing programs and other strategies;
•	integration of the Company's businesses to SAP, the Company's enterprise system software;
•	commercialization of the Company’s breakthrough technologies;
•	ability to accurately predict product, customer and geographic sales mix and seasonal sales trends;
•	management of inventories, capital expenditures, working capital and cash conversion cycle;
•	integration of acquired businesses and consolidation of the Company's subsidiary structure; and
•	improvements in productivity and supply chain efficiency and continued availability of essential components and services from concentrated sources of supply.

The forward-looking statements contained in this report are subject to the following additional risk factors:

•	inherent unpredictability of currency fluctuations, commodity prices and raw material costs;
•	volatility in the financial markets and the availability of credit;
•	the nature and pace of technology evolution;
•	changes to accounting rules and tax laws, as well as other factors which could impact the Company's reported financial position or effective tax rate;
•	pension and other postretirement benefit cost factors such as actuarial assumptions, market performance, and employee retirement decisions;
•	general economic, business, geo-political and regulatory conditions or unanticipated environmental liabilities or costs;
•	the severity of the economic downturn and its effect upon customer spending;
•	possible impairment of goodwill and other assets;
•	continued effectiveness of internal controls; and
•	other factors and uncertainties disclosed from time to time in the Company's filings with the Securities and Exchange Commission.

Any forward-looking statements in this report should be evaluated in light of these important factors and uncertainties.

SUMMARY OF OPERATING DATA

A summary of operating data for 2008 and for the four years prior is shown on page 114.

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

Foreign currency forward contracts are used to hedge existing foreign currency denominated assets and liabilities, especially those of the Company’s International Treasury Center.  Silver forward contracts are used to mitigate the Company’s risk to fluctuating silver prices.

The Company’s exposure to changes in interest rates results from its investing and borrowing activities used to meet its liquidity needs.  Long-term debt is generally used to finance long-term investments, while short-term debt may be used to meet working capital requirements.

Using a sensitivity analysis based on estimated fair value of open foreign currency forward contracts using available forward rates, if the U.S. dollar had been 10% stronger at December 31, 2008 and 2007, the fair value of open forward contracts would have decreased $10 million and $66 million, respectively.  Such losses would be substantially offset by gains from the revaluation or settlement of the underlying positions hedged.

Using a sensitivity analysis based on estimated fair value of open silver forward contracts using available forward prices, if available forward silver prices had been 10% lower at December 31, 2008 and 2007, the fair value of open forward contracts would have decreased $5 million and $2 million, respectively.  Such losses in fair value, if realized, would be offset by lower costs of manufacturing silver-containing products.

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

Using a sensitivity analysis based on estimated fair value of short-term and long-term borrowings, if available market interest rates had been 10% (about 178 basis points) lower at December 31, 2008, the fair value of short-term and long-term borrowings would have increased $1 million and $40 million, respectively.  Using a sensitivity analysis based on estimated fair value of short-term and long-term borrowings, if available market interest rates had been 10% (about 57 basis points) lower at December 31, 2007, the fair value of short-term and long-term borrowings would have increased $1 million and $57 million, respectively.

The Company’s financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments.  The Company manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties.  The Company has procedures to monitor the credit exposure amounts.  The maximum credit exposure at December 31, 2008 was not significant to the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Eastman Kodak Company:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Eastman Kodak Company and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Rochester, New York
February 26, 2009

Eastman Kodak Company
CONSOLIDATED STATEMENT OF OPERATIONS

	For the Year Ended December 31,

(in millions, except per share data)	2008	2007	2006

Net sales	$9,416	$10,301	$10,568
Cost of goods sold	7,247	7,757	8,122

Gross profit	2,169	2,544	2,446

Selling, general and administrative expenses	1,583	1,778	1,969
Research and development costs	501	549	596
Restructuring costs, rationalization and other	140	543	416
Other operating expenses (income), net	766	(96)	(59)

Loss from continuing operations before interest expense, other income (charges), net and income taxes	(821)	(230)	(476)

Interest expense	108	113	172
Other income (charges), net	55	87	65
Loss from continuing operations before income taxes	(874)	(256)	(583)
(Benefit) provision for income taxes	(147)	(51)	221

Loss from continuing operations	(727)	(205)	(804)

Earnings from discontinued operations, net of income taxes	285	881	203

NET (LOSS) EARNINGS	$(442)	$676	$(601)

Basic and diluted net (loss) earnings per share:
Continuing operations	$(2.58)	$(0.71)	$(2.80)
Discontinued operations	1.01	3.06	0.71

Total	$(1.57)	$2.35	$(2.09)

Cash dividends per share	$0.50	$0.50	$0.50

The accompanying notes are an integral part of these consolidated financial statements.

Eastman Kodak Company
CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(in millions, except share and per share data)	As of December 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,145	$2,947
Receivables, net	1,716	1,939
Inventories, net	948	943
Other current assets	195	224
Total current assets	5,004	6,053

Property, plant and equipment, net	1,551	1,811
Goodwill	896	1,657
Other long-term assets	1,728	4,138
TOTAL ASSETS	$9,179	$13,659
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and other current liabilities	$3,267	$3,794
Short-term borrowings and current portion of long-term debt	51	308
Accrued income and other taxes	144	344
Total current liabilities	3,462	4,446

Long-term debt, net of current portion	1,252	1,289
Pension and other postretirement liabilities	2,382	3,444
Other long-term liabilities	1,122	1,451
Total liabilities	8,218	10,630

Commitments and Contingencies (Note 10)

SHAREHOLDERS’ EQUITY
Common stock, $2.50 par value, 950,000,000 shares authorized; 391,292,760 shares issued as of December 31, 2008 and 2007; 268,169,055 and 287,999,830 shares outstanding as of December 31, 2008 and 2007	978	978
Additional paid in capital	901	889
Retained earnings	5,879	6,474
Accumulated other comprehensive (loss) income	(749)	452
	7,009	8,793
Treasury stock, at cost; 123,123,705 shares as of December 31, 2008 and 103,292,930 shares as of December 31, 2007	(6,048)	(5,764)
Total shareholders’ equity	961	3,029
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$9,179	$13,659

The accompanying notes are an integral part of these consolidated financial statements.

Eastman Kodak Company
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in millions, except share and per share data)
				Accumulated
		Additional		Other
	Common	Paid In	Retained	Comprehensive	Treasury
	Stock (1)	Capital	Earnings	(Loss) Income	Stock	Total
Shareholders’ Equity as of December 31, 2005	$978	$867	$6,717	$(467)	$(5,813)	$2,282
Net loss	-	-	(601)	-	-	(601)
Other comprehensive income (loss):
Unrealized losses on available-for-sale securities ($2 million pre-tax)	-	-	-	(2)	-	(2)
Unrealized gains arising from hedging activity ($8 million pre-tax)	-	-	-	8	-	8
Reclassification adjustment for hedging related gains included in net earnings ($12 million pre-tax)	-	-	-	(12)	-	(12)
Currency translation adjustments	-	-	-	88	-	88
Pension liability adjustment ($185 million pre-tax)	-	-	-	136	-	136
Other comprehensive income	-	-	-	218	-	218
Comprehensive loss						(383)
Adjustment to initially apply SFAS No. 158 for pension and other postretirement benefits ($466 million pre-tax)	-	-	-	(386)	-	(386)
Cash dividends declared ($.50 per common share)	-	-	(144)	-	-	(144)
Recognition of equity-based compensation expense	-	17	-	-	-	17
Treasury stock issued, net (135 shares) (2)	-	-	(3)	-	4	1
Unvested stock issuances (109,935 shares)	-	(3)	(2)	-	6	1

Shareholders’ Equity as of December 31, 2006	$978	$881	$5,967	$(635)	$(5,803)	$1,388

Eastman Kodak Company
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY Cont’d.

(in millions, except share and per share data)
				Accumulated
		Additional		Other
	Common	Paid In	Retained	Comprehensive	Treasury
	Stock (1)	Capital	Earnings	(Loss) Income	Stock	Total
Shareholders’ Equity as of December 31, 2006	$978	$881	$5,967	$(635)	$(5,803)	$1,388
Net earnings	-	-	676	-	-	676
Other comprehensive income (loss):
Unrealized gains on available-for- sale securities ($16 million pre-tax)	-	-	-	10	-	10
Unrealized gains arising from hedging activity ($11 million pre-tax)	-	-	-	11	-	11
Reclassification adjustment for hedging related gains included in net earnings ($1 million pre-tax)	-	-	-	(1)	-	(1)
Currency translation adjustments	-	-	-	114	-	114
Pension liability adjustment ($986 million pre-tax)	-	-	-	953	-	953
Other comprehensive income	-	-	-	1,087	-	1,087
Comprehensive income						1,763
Cash dividends declared ($.50 per common share)	-	-	(144)	-	-	(144)
Recognition of equity-based compensation expense	-	20	-	-	-	20
Treasury stock issued, net (413,923 shares) (2)	-	(6)	(18)	-	25	1
Unvested stock issuances (252,784 shares)	-	(6)	(7)	-	14	1

Shareholders’ Equity as of December 31, 2007	$978	$889	$6,474	$452	$(5,764)	$3,029

Eastman Kodak Company
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY Cont'd.

				Accumulated
		Additional		Other
	Common	Paid In	Retained	Comprehensive	Treasury
	Stock (1)	Capital	Earnings	(Loss) Income	Stock	Total
Shareholders’ Equity as of December 31, 2007	$978	$889	$6,474	$452	$(5,764)	$3,029
Net loss	-	-	(442)	-	-	(442)
Other comprehensive loss:
Unrealized gains arising from hedging activity ($8 million pre-tax)	-	-	-	(8)	-	(8)
Reclassification adjustment for hedging related gains inculded in net earnings ($8 million pre-tax)	-	-	-	(8)	-	(8)
Currency translation adjustments	-	-	-	(80)	-	(80)
Pension liability adjustment ($1,147 million pre-tax)	-	-	-	(1,105)	-	(1,105)
Other comprehensive loss	-	-	-	(1,201)	-	(1,201)
Comprehensive loss						(1,643)
Cash dividends declared ($.50 per common share)	-	-	(139)	-	-	(139)
Recognition of equity-based compensation expense	-	18	-	-	-	18
Share repurchases (20,046,396 shares)					(301)	(301)
Treasury stock issued, net (159,021 shares) (2)	-	(5)	(12)	-	14	(3)
Unvested stock issuances (56,600 shares)	-	(1)	(2)	-	3	-

Shareholders’ Equity as of December 31, 2008	$978	$901	$5,879	$(749)	$(6,048)	$961

(1)  There are 100 million shares of $10 par value preferred stock authorized, none of which have been issued.

(2)	Includes Stock Options exercised in 2006 and 2007, and other stock awards issued, offset by shares surrendered for taxes.

The accompanying notes are an integral part of these consolidated financial statements.

Eastman Kodak Company
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
	For the Year Ended December 31,
	2008	2007	2006

Cash flows from operating activities:
Net (loss) earnings	$(442)	$676	$(601)
Adjustments to reconcile to net cash provided by operating activities:
Earnings from discontinued operations, net of income taxes	(285)	(881)	(203)
Depreciation and amortization	500	785	1,195
Gain on sales of businesses/assets	(14)	(157)	(65)
Non-cash restructuring and rationalization costs, asset impairments and other charges	801	336	138
Provision (benefit) for deferred income taxes	16	54	(168)
Decrease in receivables	148	161	163
(Increase) decrease in inventories	(20)	108	292
(Decrease) increase in liabilities excluding borrowings	(720)	(624)	153
Other items, net	(127)	(107)	(219)
Total adjustments	299	(325)	1,286
Net cash (used in) provided by continuing operations	(143)	351	685
Net cash provided by (used in) discontinued operations	296	(37)	271
Net cash provided by operating activities	153	314	956
Cash flows from investing activities:
Additions to properties	(254)	(259)	(335)
Proceeds from sales of businesses/assets	92	227	178
Acquisitions, net of cash acquired	(38)	(2)	(3)
Investments in unconsolidated affiliates	-	-	(19)
Marketable securities - sales	162	166	133
Marketable securities - purchases	(150)	(173)	(135)
Net cash used in continuing operations	(188)	(41)	(181)
Net cash provided by (used in) discontinued operations	-	2,449	(44)
Net cash (used in) provided by investing activities	(188)	2,408	(225)
Cash flows from financing activities:
Stock repurchases	(301)	-	-
Proceeds from borrowings	155	177	765
Repayment of borrowings	(446)	(1,363)	(1,568)
Dividends to shareholders	(139)	(144)	(144)
Exercise of employee stock options	-	6	-
Net cash used in continuing operations	(731)	(1,324)	(947)
Net cash provided by discontinued operations	-	44	-
Net cash used in financing activities	(731)	(1,280)	(947)
Effect of exchange rate changes on cash	(36)	36	20
Net (decrease) increase in cash and cash equivalents	(802)	1,478	(196)
Cash and cash equivalents, beginning of year	2,947	1,469	1,665
Cash and cash equivalents, end of year	$2,145	$2,947	$1,469

Eastman Kodak Company
CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

SUPPLEMENTAL CASH FLOW INFORMATION
(in millions)
	For the Year Ended December 31,
	2008	2007	2006
Cash paid for interest and income taxes was:
Interest, net of portion capitalized of $3, $2 and $3 (1)	$85	$138	$255
Income taxes (1)	145	150	96

The following non-cash items are not reflected in the Consolidated Statement of Cash Flows:

Pension and other postretirement benefits liability adjustments	$1,105	$953	$136
Adjustment to initially apply SFAS No. 158	-	-	386
Liabilities assumed in acquisitions	2	-	-
Issuance of unvested stock, net of forfeitures	1	6	1

(1)  Includes payments included in expense of discontinued operations.

The accompanying notes are an integral part of these consolidated financial statements.

Eastman Kodak Company
NOTES TO FINANCIAL STATEMENTS

NOTE 1:  SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING PRINCIPLES

The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.  The following is a description of the significant accounting policies of Eastman Kodak Company.

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of Eastman Kodak Company, its wholly owned subsidiaries, and its majority owned subsidiaries (collectively “the Company”).  The Company accounts for investments in companies over which it has the ability to exercise significant influence, but does not hold a controlling interest, under the equity method of accounting, and the Company records its proportionate share of income or losses in Other income (charges), net in the accompanying Consolidated Statements of Operations.  The Company accounts for investments in companies over which it does not have the ability to exercise significant influence under the cost method of accounting.  These investments are carried at cost and are adjusted only for other-than-temporary declines in fair value.  The Company has eliminated all significant intercompany accounts and transactions, and net earnings are reduced by the portion of the net earnings of subsidiaries applicable to minority interests.

RECLASSIFICATIONS AND SEGMENT REORGANIZATION

The Company has made certain organizational realignments in order to optimize its operating structure.  Reclassifications of prior year financial information have been made to conform to the current year presentation.  None of the changes impact the Company’s previously reported consolidated net sales, loss from continuing operations, net (loss) earnings, or net (loss) earnings per share.  See Note 23, “Segment Information.”

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

CHANGE IN ESTIMATE

In the first quarter of 2008, the Company performed an updated analysis of expected industry-wide declines in the traditional film and paper businesses and its useful lives on related assets.  This analysis indicated that the assets will continue to be used in these businesses for a longer period than previously anticipated.  As a result, the Company revised the useful lives of certain existing production machinery and equipment, and manufacturing-related buildings effective January 1, 2008.  These assets, which were previously set to fully depreciate by mid-2010, are now being depreciated with estimated useful lives ending from 2011 to 2015.  The change in useful lives reflects the Company’s estimate of future periods to be benefited from the use of the property, plant, and equipment.  As a result of these changes, for full year 2008 the Company reduced depreciation expense by approximately $107 million, of which approximately $95 million benefited loss from continuing operations before income taxes.  The net impact of the change in estimate to loss from continuing operations for the year ended December 31, 2008 was a decreased loss of $93 million, or $.33 on a fully-diluted loss per share basis.

FOREIGN CURRENCY

For most subsidiaries and branches outside the U.S., the local currency is the functional currency.  In accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 52, "Foreign Currency Translation," the financial statements of these subsidiaries and branches are translated into U.S. dollars as follows: assets and liabilities at year-end exchange rates; income, expenses and cash flows at average exchange rates; and shareholders’ equity at historical exchange rates.  For those subsidiaries for which the local currency is the functional currency, the resulting translation adjustment is recorded as a component of Accumulated other comprehensive (loss) income in the accompanying Consolidated Statement of Financial Position.  Translation adjustments related to investments that are permanent in nature are not tax-effected.

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

DERIVATIVE FINANCIAL INSTRUMENTS

The Company accounts for derivative financial instruments in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."  All derivative instruments are recognized as either assets or liabilities and are measured at fair value.  Certain derivatives are designated and accounted for as hedges.  The Company does not use derivatives for trading or other speculative purposes.  See Note 12, “Financial Instruments.”

CASH EQUIVALENTS

All highly liquid investments with a remaining maturity of three months or less at date of purchase are considered to be cash equivalents.

INVENTORIES

Inventories are stated at the lower of cost or market.  The cost of all of the Company’s inventories is determined by either the “first in, first out” (“FIFO”) or average cost method, which approximates current cost.  The Company provides inventory reserves for excess, obsolete or slow-moving inventory based on changes in customer demand, technology developments or other economic factors.

PROPERTIES

Properties are recorded at cost, net of accumulated depreciation.  The Company capitalizes additions and improvements.  Maintenance and repairs are charged to expense as incurred.  The Company principally calculates depreciation expense using the straight-line method over the assets’ estimated useful lives, which are as follows:

Years
Buildings and building improvements	5-40
Land improvements	20
Leasehold improvements	3-20
Equipment	3-15
Tooling	1-3
Furniture and fixtures	5-10

The Company depreciates leasehold improvements over the shorter of the lease term or the asset’s estimated useful life.  Upon sale or other disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount, less proceeds from disposal, is charged or credited to net (loss) earnings.

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

The Company recorded a pre-tax goodwill impairment charge of $785 million in the fourth quarter of 2008.  See Note 5, “Goodwill and Other Intangible Assets.”

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

At the time revenue is recognized, the Company also records reductions to revenue for customer incentive programs in accordance with the provisions of Emerging Issues Task Force (“EITF”) Issue No. 01-09, "Accounting for Consideration Given from a Vendor to a Customer (Including a Reseller of the Vendor's Products)."  Such incentive programs include cash and volume discounts, price protection, promotional, cooperative and other advertising allowances, and coupons.  For those incentives that require the estimation of sales volumes or redemption rates, such as for volume rebates or coupons, the Company uses historical experience and internal and customer data to estimate the sales incentive at the time revenue is recognized.

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

RESEARCH AND DEVELOPMENT COSTS

Research and development (“R&D”) costs, which include costs in connection with new product development, fundamental and exploratory research, process improvement, product use technology and product accreditation, are expensed in the period in which they are incurred.  In connection with a business combination, the purchase price allocated to research and development projects that have not yet reached technological feasibility and for which no alternative future use exists is expensed in the period of acquisition.  This will change when the Company adopts SFAS No. 141R, “Business Combinations,” effective January 1, 2009, as SFAS No. 141R will require the acquirer to recognize the acquisition-date fair value of research and development assets acquired in a business combination.

ADVERTISING

Advertising costs are expensed as incurred and included in selling, general and administrative expenses in the accompanying Consolidated Statement of Operations.  Advertising expenses amounted to $350 million, $394 million, and $366 million in 2008, 2007 and 2006, respectively.

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

INCOME TAXES

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (“FIN 48”).  FIN 48 clarifies the accounting and reporting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.”  This Interpretation prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on various related matters such as derecognition, interest and penalties, and disclosure.  The adoption of FIN 48 in the first quarter of 2007 did not have a material impact on the Company’s Consolidated Financial Statements.

The Company accounts for income taxes in accordance with SFAS No. 109.  The asset and liability approach underlying SFAS No. 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and tax basis of the Company’s assets and liabilities.  Management provides valuation allowances against the net deferred tax asset for amounts that are not considered more likely than not to be realized.  For discussion of the amounts and components of the valuation allowances as of December 31, 2008 and 2007, see Note 15, “Income Taxes.”

EARNINGS PER SHARE

Basic earnings per share computations are based on the weighted-average number of shares of common stock outstanding during the year.  As a result of the net loss from continuing operations presented for the years ended December 31, 2008, 2007 and 2006, the Company calculated diluted earnings per share using weighted-average basic shares outstanding for each period, as utilizing diluted shares would be anti-dilutive to loss per share.  Weighted-average basic shares outstanding for the years ended December 31, 2008, 2007, and 2006 were 281.8 million, 287.7 million and 287.3 million shares, respectively.

The following potential shares of the Company’s common stock were not included in the computation of diluted earnings per share for the years ended December 31, 2008, 2007 and 2006 because the Company reported a net loss from continuing operations; therefore, the effects would be anti-dilutive:

	For the Year Ended December 31,
(in millions of shares)	2008	2007	2006

Employee stock options	25.2	30.9	34.6
Unvested share-based awards	0.2	0.4	0.2
Total anti-dilutive potential common shares	25.4	31.3	34.8

Diluted (loss) earnings per share calculations could also reflect shares related to the assumed conversion of approximately $575 million in outstanding contingent convertible notes (the “Convertible Securities”), if dilutive.  The Company’s diluted (loss) earnings per share exclude the effect of the Convertible Securities, as they were anti-dilutive for all periods presented.  Refer to Note 8, “Short-Term Borrowings and Long-Term Debt.”

RECENTLY ISSUED ACCOUNTING STANDARDS

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

The Company adopted the provisions of SFAS No. 157 for financial assets and liabilities as of January 1, 2008.  There was no significant impact to the Company’s Consolidated Financial Statements as a result of this adoption.  For details on the levels at which the Company’s financial assets and liabilities are classified within the fair value hierarchy, see Note 12, “Financial Instruments.”

In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, which delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The Company does not believe that the adoption of SFAS No. 157, in relation to its nonfinancial assets and liabilities, will have a material impact on its Consolidated Financial Statements.

On October 10, 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active.”  The FSP was effective upon issuance.  The FSP clarified the application of SFAS 157 in an inactive market and provided an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive.  The Company adopted the provisions of FSP FAS 157-3 as of December 31, 2008.  There was no significant impact to the Company’s Consolidated Financial Statements as a result of this adoption.

FASB Statement No. 158

In September 2006, the FASB issued SFAS No. 158, "Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132(R))", which was effective in fiscal years ending after December 15, 2006.  This Statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 does not change the amount of actuarially determined expense that is recorded in the Consolidated Statement of Operations.  SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, which is consistent with the Company's present measurement date.  The adoption of SFAS No. 158 in the fourth quarter of 2006 did not have any impact on the Company’s Consolidated Statement of Operations, Statement of Cash Flows, or compliance with its debt covenants.

FASB Statement No. 159

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," which permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The provisions of this statement are required to be applied prospectively.  The Company adopted SFAS No. 159 in the first quarter of 2008.  There was no impact to the Company’s Consolidated Financial Statements from the adoption of SFAS No. 159 because the Company did not adopt the voluntary provisions contained therein.

FASB Statement No. 141R

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” a revision to SFAS No. 141, “Business Combinations.”  SFAS No. 141R provides revised guidance for recognition and measurement of identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree at fair value.  The Statement also establishes disclosure requirements to enable the evaluation of the nature and financial effects of a business combination.  SFAS No. 141R is required to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (January 1, 2009 for the Company).  The adoption of SFAS No. 141R is not expected to have a material impact to the Company’s Consolidated Financial Statements.

FASB Statement No. 160

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.”  This Statement establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent.  Specifically, SFAS No. 160 requires the presentation of noncontrolling interests as equity in the Consolidated Statement of Financial Position, and separate identification and presentation in the Consolidated Statement of Operations of net income attributable to the entity and the noncontrolling interest.  It also establishes accounting and reporting standards regarding deconsolidation and changes in a parent’s ownership interest.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (January 1, 2009 for the Company).  The provisions of SFAS No. 160 are generally required to be applied prospectively, except for the presentation and disclosure requirements, which must be applied retrospectively.  The adoption of SFAS No. 160 is not expected to have a material impact to the Company’s Consolidated Financial Statements.

FSP 133-1 and FIN 45-4

In September 2008, the FASB issued FSP 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP 133-1 and FIN 45-4”).  FSP 133-1 and FIN 45-4 amends and enhances disclosure requirements for sellers of credit derivatives and financial guarantees.  It also clarifies that the disclosure requirements of SFAS No. 161 are effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those period.  FSP 133-1 and FIN 45-4 is effective for reporting periods (annual or interim) ending after November 15, 2008.  The implementation of this standard did not have a material impact on the Company’s Consolidated Financial Statements.

FASB Statement No. 161

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.”  This Statement amends and expands the disclosure requirements for derivative instruments and hedging activities, with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial statements.  SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  This statement is effective for the Company beginning in 2009 and will only impact its disclosures.  It will have no impact on the Company’s Consolidated Financial Statements.

FASB Statement No. 162

In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”).  FAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States.  FAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of ‘Present Fairly in Conformity with Generally Accepted Accounting Principles’. ”  FAS 162 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

FSP EITF 03-6-1

In June 2008, the FASB released FSP EITF 03-6-1 on Emerging Issues Task Force Issue 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128” (“EITF 03-6”).  The staff position concludes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities as defined in EITF 03-6; and therefore, should be included in computing earnings per share using the two-class method.  The staff position will be effective for the Company beginning in 2009.    FSP EITF 03-6-1 is not expected to have a material impact on the Company’s earnings per share.

FSP FASB No. 132(R)-1

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosure about Postretirement Benefit Plan Assets,” which amends Statement 132(R) to require more detailed disclosures about employers’ pension plan assets.  New disclosures will include more information on investment strategies, major categories of plan assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of plan assets.  This new standard requires new disclosures only, and will have no impact on the Company’s Consolidated Financial Statement.  These new disclosures will be required for the Company beginning in the 2009
Form 10-K.

NOTE 2:  RECEIVABLES, NET

	As of December 31,
(in millions)	2008	2007

Trade receivables	$1,330	$1,697
Miscellaneous receivables	386	242
Total (net of allowances of $113 and $114 as of December 31, 2008 and 2007, respectively)	$1,716	$1,939

Of the total trade receivable amounts of $1,330 million and $1,697 million as of December 31, 2008 and 2007, respectively, approximately $218 million and $266 million, respectively, are expected to be settled through customer deductions in lieu of cash payments.  Such deductions represent rebates owed to the customer and are included in Accounts payable and other current liabilities in the accompanying Consolidated Statement of Financial Position at each respective balance sheet date.

The increase in miscellaneous receivables is primarily due to an amendment to an intellectual property licensing agreement with an existing licensee executed during the third quarter of 2008.  Under the terms of this amendment, cash consideration is to be received in 2009.  Refer to Note 9, “Other Long-Term Liabilities.”

NOTE 3:  INVENTORIES, NET

(in millions)	As of December 31,
	2008	2007

Finished goods	$610	$537
Work in process	193	235
Raw materials	145	171

Total	$948	$943

NOTE 4:  PROPERTY, PLANT AND EQUIPMENT, NET

(in millions)	As of December 31,
	2008	2007
Land	$81	$85
Buildings and building improvements	1,575	1,748
Machinery and equipment	5,033	5,387
Construction in progress	116	107
	6,805	7,327
Accumulated depreciation	(5,254)	(5,516)
Net properties	$1,551	$1,811

Depreciation expense was $420 million, $679 million and $1,075 million for the years 2008, 2007 and 2006, respectively, of which approximately $6 million, $107 million and $273 million, respectively, represented accelerated depreciation in connection with restructuring actions.

NOTE 5:  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $896 million and $1,657 million as of December 31, 2008 and 2007, respectively.  The changes in the carrying amount of goodwill by reportable segment for 2007 and 2008 were as follows:

(in millions)		Film,
	Consumer	Photofinishing
	Digital Imaging	and Entertainment	Graphic Communications	Consolidated
	Group	Group	Group	Total

Balance as of December 31, 2006	$196	$575	$813	$1,584

Additions	-	-	2	2
Purchase accounting adjustments	-	-	38	38
Divestiture	-	-	(19)	(19)
Currency translation adjustments	8	26	18	52
Balance as of December 31, 2007	$204	$601	$852	$1,657
Additions	-	-	25	25
Purchase accounting adjustments	-	-	3	3
Currency translation adjustments	(9)	12	(7)	(4)
Impairments	-	-	(785)	(785)
Balance as of December 31, 2008	$195	$613	$88	$896

The Company tests goodwill for impairment annually (on September 30), or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, by initially comparing the fair value of each of the Company’s reporting units to their related carrying values (step one).

Determining the fair value of a reporting unit involves the use of significant estimates and assumptions.  The Company estimates the fair value of its reporting units utilizing income and market approaches through the application of discounted cash flow and market comparable methods.

Based upon the results of its September 30, 2008 analysis, no impairment of goodwill was indicated.

As of December 31, 2008, due to the continuing challenging business conditions and the significant decline in its market capitalization during the fourth quarter of 2008, the Company concluded there was an indication of possible impairment.  Based on its updated analysis, the Company concluded that there was an impairment of goodwill related to the Graphic Communications Group segment and, thus, recorded a pre-tax impairment charge of $785 million in the fourth quarter of 2008 that was included in Other operating expenses (income), net in the Consolidated Statement of Operations.

The fair values of reporting units within the Company’s Consumer Digital Imaging Group (CDG) and Film, Photofinishing and Entertainment Group (FPEG) segments, and one of the two GCG reporting units were greater than their respective carrying values as of December 31, 2008, so no goodwill impairment was recorded for these reporting units.  Reasonable changes in the assumptions used to determine these fair values would not have resulted in goodwill impairments in any of these reporting units.

The aggregate amount of goodwill additions of $25 million was primarily attributable to $14 million for the purchase of Intermate A/S and $10 million for the purchase of Design2Launch in the second quarter of 2008, all within the Graphic Communications Group segment.  Refer to Note 21, “Acquisitions.”

Due to the realignment of the Kodak operating model and change in reporting structure, as described in Note 23, “Segment Information,” effective January 1, 2008, the Company reassigned goodwill to its reportable segments using a relative fair value approach as required under SFAS No. 142, “Goodwill and Other Intangible Assets.”  Prior period amounts have been restated to reflect this reassignment.

During the second quarter of 2007, the Company identified a deferred tax asset in a non-U.S. subsidiary that was overstated at the date of acquisition, resulting in an increase in the value of goodwill of $24 million and is presented as a purchase accounting adjustment in the table above.  In the fourth quarter of 2007, the Company recorded a $14 million increase in the value of goodwill to correct the purchase price allocations to property, plant and equipment and deferred tax assets in a non-U.S. subsidiary that was overstated at the date of acquisition.  This correction is presented as a purchase accounting adjustment in the table above.

The divestiture in 2007 of $19 million relates to the sale of the Company’s interest in Hermes Precisa Pty. Ltd. (“HPA”).  See Note 22, “Discontinued Operations,” for further details.

The gross carrying amount and accumulated amortization by major intangible asset category as of December 31, 2008 and 2007 were as follows:

(in millions)	As of December 31, 2008
	Gross Carrying	Accumulated		Weighted-Average
	Amount	Amortization	Net	Amortization Period
Technology-based	$333	$213	$120	7 years
Customer-related	276	156	120	10 years
Other	57	40	17	9 years

Total	$666	$409	$257	8 years

(in millions)	As of December 31, 2007
	Gross Carrying	Accumulated		Weighted-Average
	Amount	Amortization	Net	Amortization Period
Technology-based	$326	$166	$160	7 years
Customer-related	281	125	156	10 years
Other	82	36	46	8 years

Total	$689	$327	$362	8 years

During the fourth quarter of 2007, the Company announced its intention to dispose of its stake in Lucky Film Co., Ltd., and to terminate its manufacturing exclusivity agreement.  In connection with this plan, the Company recorded an asset impairment charge against earnings of $46 million, which was included in Other operating expenses (income), net on the Consolidated Statement of Operations.  As a result, other intangible assets and accumulated amortization were written down by $132 million and $86 million, respectively.

Amortization expense related to intangible assets was $80 million, $106 million, and $120 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Estimated future amortization expense related to purchased intangible assets as of December 31, 2008 was as follows (in millions):

2009	$72
2010	60
2011	41
2012	26
2013	13
2014+	45
Total	$257

NOTE 6:  OTHER LONG-TERM ASSETS

	As of December 31,
(in millions)	2008	2007

Overfunded pension plans	$773	$2,454
Deferred income taxes, net of valuation allowance	506	636
Intangible assets	257	362
Non-current receivables	59	446
Other	133	240
Total	$1,728	$4,138

See Note 17, “Retirement Plans,” for explanation of the decrease in the overfunded pension plans balance.

The reduction in non-current receivables was primarily due to an amendment of an intellectual property licensing agreement with an existing licensee executed during the third quarter of 2008.  See Note 9, “Other Long-Term Liabilities.”

The Other component above consists of other miscellaneous long-term assets that, individually, were less than 5% of the Company’s total assets, and therefore, have been aggregated in accordance with Regulation S-X.

NOTE 7:  ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

	As of December 31,
(in millions)	2008	2007

Accounts payable, trade	$1,288	$1,233
Accrued employment-related liabilities	520	727
Accrued advertising and promotional expenses	416	541
Deferred revenue	217	414
Accrued restructuring liabilities	129	164
Other	697	715
Total	$3,267	$3,794

The Other component above consists of other miscellaneous current liabilities that, individually, were less than 5% of the Total current liabilities component within the Consolidated Statement of Financial Position, and therefore, have been aggregated in accordance with Regulation S-X.

NOTE 8:  SHORT-TERM BORROWINGS AND LONG-TERM DEBT

SHORT-TERM BORROWINGS AND CURRENT PORTION OF LONG-TERM DEBT

The Company’s short-term borrowings and current portion of long-term debt were as follows:

	As of December 31,
(in millions)	2008	2007

Current portion of long-term debt	$50	$300
Short-term bank borrowings	1	8
Total	$51	$308

The weighted-average interest rates for Short-term bank borrowings outstanding at December 31, 2008 and 2007 were 5.60% and 7.50%, respectively.

As of December 31, 2008, the Company and its subsidiaries, on a consolidated basis, maintained $1,049 million in committed bank lines of credit and $446 million in uncommitted bank lines of credit to ensure continued access to short-term borrowing capacity, as described further below.

LONG-TERM DEBT, INCLUDING LINES OF CREDIT

Long-term debt and related maturities and interest rates were as follows:

			As of December 31,
(in millions)			2008		2007

			Weighted-Average		Weighted-Average
			Interest	Amount	Interest	Amount
Country	Type	Maturity	Rate	Outstanding	Rate	Outstanding

U.S.	Medium-term	2008	-	$-	3.63%	$250
U.S.	Term note	2006-2013	6.16%	43	6.16%	50
Germany	Term note	2006-2013	6.16%	171	6.16%	201
U.S.	Term note	2013	7.25%	500	7.25%	500
U.S.	Term note	2018	9.95%	3	9.95%	3
U.S.	Term note	2021	9.20%	10	9.20%	10
U.S.	Convertible	2033	3.38%	575	3.38%	575
				1,302		1,589
Current portion of long-term debt				(50)		(300)
Long-term debt, net of current portion				$1,252		$1,289

Annual maturities (in millions) of long-term debt outstanding at December 31, 2008 were as follows:

2009	$50
2010 (1)	620
2011	43
2012	40
2013	536
2014 and thereafter	13
Total	$1,302

(1)
The outstanding debt of $620 million maturing in 2010 noted in the table above includes $575 million aggregate principal amount of Convertible Senior Notes due 2033 (the “Convertible Securities”).  While the Convertible Securities are due in 2033, on October 15, 2010 the security holders will have the right to require the Company to purchase their Convertible Securities for cash at a price equal to 100% of the principal amount of the Convertible Securities, plus any accrued and unpaid interest.  Because the Company believes it is probable that all, or nearly all, of the Convertible Securities will be redeemed by the security holders at that time, the full amount of the outstanding Convertible Securities is presented as maturing in 2010 in the table above.

Secured Credit Facilities
On October 18, 2005 the Company closed on $2.7 billion of Senior Secured Credit Facilities (“Secured Credit Facilities”) under a Secured Credit Agreement (“Secured Credit Agreement”) and associated Security Agreement and Canadian Security Agreement. The Secured Credit Facilities consisted of a $1.0 billion 5-Year Committed Revolving Credit Facility (“5-Year Revolving Credit Facility”) expiring October 18, 2010 and $1.7 billion of Term Loan Facilities (“Term Facilities”) expiring October 18, 2012.  Due to the full repayment of the outstanding borrowings in 2007, the Term Facilities are no longer available for new borrowings.

The 5-Year Revolving Credit Facility can be used by Eastman Kodak Company (“U.S. Borrower”) for general corporate purposes including the issuance of letters of credit.  Amounts available under the facility can be borrowed, repaid and re-borrowed throughout the term of the facility provided the Company remains in compliance with covenants contained in the Secured Credit Agreement.

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

Pursuant to the Secured Credit Agreement and associated Canadian Security Agreement, Eastman Kodak Company and Kodak Graphic Communications Company (“KGCC”, formerly Creo Americas, Inc.), jointly and severally guarantee the obligations of the Canadian Borrower, to the Lenders.  Subsequently, KGCC has been merged into Eastman Kodak Company.  Certain assets of the Canadian Borrower in Canada were also pledged, including, but not limited to, receivables, inventory, equipment, deposit accounts, investments, intellectual property, including patents, trademarks and copyrights, and the capital stock of the Canadian Borrower's Material Subsidiaries.

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

The Company pays a commitment fee at an annual rate of 50.0 basis points on the undrawn balance of the 5-Year Revolving Credit Facility at the Company’s current Secured credit rating of Ba3 and BB- from Moody's Investor Services, Inc. (“Moody's”) and Standard & Poor's Rating Services (“S&P”), respectively.  This fee amounts to $4 million annually, and is reported as Interest expense in the Consolidated Statement of Operations.

Interest rates for borrowings under the Secured Credit Agreement are dependent on the Company’s Long Term Secured Credit Rating.  The Company’s Secured Credit Agreement contains various affirmative and negative covenants customary in a facility of this type, including two quarterly financial covenants: (1) a consolidated debt for borrowed money to a rolling four-quarter sum of consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (subject to adjustments to exclude any extraordinary income or losses, as defined by the Secured Credit Agreement, interest income and certain non-cash items of income and expense) ratio of not greater than: 3.5 to 1 as of December 31, 2006 and thereafter, and (2) a consolidated EBITDA to consolidated interest expense (subject to adjustments to exclude interest expense not related to borrowed money) ratio, on a rolling four-quarter basis, of no less than 3.0 to 1.  As of December 31, 2008, the Company maintained a substantial cash balance and was in full compliance with all covenants, including the two financial covenants, associated with its Secured Credit Agreement.  The Company maintains this credit arrangement in order to provide additional financial flexibility.  As of December 31, 2008, there was no debt outstanding and $131 million of letters of credit issued, which are not considered debt for borrowed money under the agreement, but do reduce the Company’s borrowing capacity under the Secured Credit Agreement by this amount.

Based on the Company’s current financial forecasts, it is reasonably likely that the Company could breach its financial covenants in the first quarter of 2009 unless an appropriate amendment or waiver is obtained.  The Company is currently negotiating with its lenders to ensure it has continued access to a Secured Credit Agreement, with the goal to have an amended credit facility in place by the end of the first quarter.

In the event that the Company is unable to successfully re-negotiate the terms of the Secured Credit Agreement, and the Company breaches the financial covenants, the Company may be required to cash collateralize approximately $131 million of outstanding letters of credit.  A breach of the financial covenants would not accelerate the maturity of any of the Company’s existing outstanding debt.  However, should the Company lose access to its revolving credit facility under the Secured Credit Agreement, it would lose the additional financial flexibility provided by the facility.  Based on its current financial position and expected economic performance, the Company does not believe that its liquidity will be materially affected by an inability to access external sources of financing.  However, the Company’s goal is to complete its negotiation and amendment prior to covenant compliance testing for the first quarter of 2009.

In addition to the 5-Year Revolving Credit Facility, the Company has other committed and uncommitted lines of credit as of December 31, 2008 totaling $49 million and $446 million, respectively.  These lines primarily support borrowing needs of the Company’s subsidiaries, which include term loans, overdraft coverage, letters of credit, guarantee lines, and revolving credit lines.  Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market conditions.  Total outstanding borrowings against these other committed and uncommitted lines of credit at December 31, 2008 were $4 million and $0, respectively.  These outstanding borrowings are reflected in Short-term borrowings and current portion of long-term debt in the accompanying Consolidated Statement of Financial Position at December 31, 2008.

At December 31, 2008, the Company had outstanding letters of credit totaling $133 million and surety bonds in the amount of $62 million primarily to ensure the payment of possible casualty and workers' compensation claims, environmental liabilities, and to support various customs and trade activities.

Debt Shelf Registration and Convertible Securities
On September 5, 2003, the Company filed a shelf registration statement on Form S-3 (the primary debt shelf registration) for the issuance of up to $2.65 billion of new debt securities, including $650 million of remaining unsold debt securities under a prior shelf registration statement, pursuant to Rule 429 under the Securities Act of 1933.  On October 10, 2003, the Company completed the offering and sale of $500 million aggregate principal amount of Senior Notes due 2013 (the “Notes”), which was made pursuant to the Company’s debt shelf registration.  The remaining unused balance under the Company's debt shelf was subsequently $2.15 billion.  This existing shelf registration expired in December 2008.  The Company is currently evaluating the need to renew the shelf registration.

Concurrent with the sale of the Notes, on October 10, 2003, the Company completed the private placement of $575 million aggregate principal amount of Convertible Senior Notes due 2033 (the “Convertible Securities”) to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933.  Interest on the Convertible Securities accrues at the rate of 3.375% per annum and is payable semiannually.  The Convertible Securities are unsecured and rank equally with all of the Company’s other unsecured and unsubordinated indebtedness.  As a condition of the private placement, on January 6, 2004 the Company filed a shelf registration statement under the Securities Act of 1933 relating to the resale of the Convertible Securities and the common stock to be issued upon conversion of the Convertible Securities pursuant to a registration rights agreement, and made this shelf registration statement effective on February 6, 2004.

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

The holders may convert their Convertible Securities, in whole or in part, into shares of the Company’s common stock under any of the following circumstances:  (1) during any calendar quarter, if the price of the Company’s common stock is greater than or equal to 120%

of the applicable conversion price for at least 20 trading days during a 30 consecutive trading day period ending on the last trading day of the previous calendar quarter; (2) during any five consecutive trading day period following any 10 consecutive trading day period in which the trading price of the Convertible Securities for each day of such period is less than 105% of the conversion value, and the conversion value for each day of such period was less than 95% of the principal amount of the Convertible Securities (the “Parity Clause”); (3) if the Company has called the Convertible Securities for redemption; (4) upon the occurrence of specified corporate transactions such as a consolidation, merger or binding share exchange pursuant to which the Company’s common stock would be converted into cash, property or securities; and (5) if the Senior Unsecured credit rating assigned to the Convertible Securities by either Moody’s or S&P is lower than Ba2 or BB, respectively, or if the Convertible Securities are no longer rated by at least one of these services or their successors (the “Credit Rating Clause”).  At the Company's current credit rating, the Convertible Securities may be converted by their holders.

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

The holders have the right to require the Company to purchase their Convertible Securities for cash at a purchase price equal to 100% of the principal amount of the Convertible Securities plus any accrued and unpaid interest on October 15, 2010, October 15, 2013, October 15, 2018, October 15, 2023 and October 15, 2028, or upon a fundamental change as described in the offering memorandum filed under Rule 144A in conjunction with the private placement of the Convertible Securities.  As noted above, the Company believes it is probable that all, or nearly all, of the Convertible Securities will be redeemed by the security holders on October 15, 2010.  As a result, the full amount of the outstanding Convertible Securities is presented as maturing in 2010 in the debt maturity table above.  As of December 31, 2008, the Company has sufficient treasury stock to cover potential future conversions of these Convertible Securities into 18,536,447 shares of common stock.

NOTE 9:  OTHER LONG-TERM LIABILITIES

	As of December 31,
(in millions)	2008	2007

Deferred royalty revenue from licensees	$65	$350
Non-current tax-related liabilities	474	445
Environmental liabilities	115	125
Deferred compensation	68	102
Asset retirement obligations	67	64
Other	333	365
Total	$1,122	$1,451

The reduction in Deferred royalty revenue from licensees was primarily due to an amendment of an intellectual property licensing agreement with an existing licensee.  Revenue related to this arrangement was previously being recognized over the term of the original agreement.  The amendment relieved the Company of its continuing obligations that were to be performed over the term of the previous agreement.  This amendment also resulted in the recognition of previously deferred royalty revenue offset by the elimination of a long-term note receivable of approximately the same amount.  See Note 6, “Other Long-Term Assets.”  The terms of the amendment resulted in immediate recognition of royalty revenue in addition to previously recognized revenue under the original agreement.  Revenue for the year ended December 31, 2008 related to the amended agreement was $112 million net of fees and revenue deferred under the amended agreement, the proceeds for which will be received in 2009.

The Other component above consists of other miscellaneous long-term liabilities that, individually, were less than 5% of the total liabilities component in the accompanying Consolidated Statement of Financial Position, and therefore, have been aggregated in accordance with Regulation S-X.

NOTE 10:  COMMITMENTS AND CONTINGENCIES

Environmental
Cash expenditures for pollution prevention and waste treatment for the Company's current facilities were as follows:

	For the Year Ended December 31,
(in millions)	2008	2007	2006

Recurring costs for pollution prevention and waste treatment	$35	$49	$63
Capital expenditures for pollution prevention and waste treatment	2	4	3
Site remediation costs	3	4	2
Total	$40	$57	$68

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

At December 31, 2008 and 2007, the Company’s undiscounted accrued liabilities for environmental remediation costs amounted to $115 million and $125 million, respectively.  These amounts were reported in Other long-term liabilities in the accompanying Consolidated Statement of Financial Position.

The Company is currently implementing a Corrective Action Program required by the Resource Conservation and Recovery Act (“RCRA”) at Eastman Business Park (formerly known as Kodak Park) in Rochester, NY.  The Company is currently in the process of completing, and in many cases has completed, RCRA Facility Investigations (“RFI”), Corrective Measures Studies (CMS) and Corrective Measures Implementation (“CMI”) for areas at the site.  At December 31, 2008, estimated future investigation and remediation costs of $63 million were accrued for this site, the majority of which relates to long-term operation, maintenance of remediation systems and monitoring costs.

In addition, the Company has accrued for obligations with estimated future investigation, remediation and monitoring costs of $12 million relating to other operating sites, $21 million at sites associated with former operations, and $19 million of retained obligations for environmental remediation and Superfund matters related to certain sites associated with the non-imaging health businesses sold in 1994.

Cash expenditures for the aforementioned investigation, remediation and monitoring activities are expected to be incurred over the next twenty-seven years for many of the sites.  For these known environmental liabilities, the accrual reflects the Company’s best estimate of the amount it will incur under the agreed-upon or proposed work plans.  The Company’s cost estimates were determined using the ASTM Standard E 2137-06, "Standard Guide for Estimating Monetary Costs and Liabilities for Environmental Matters," and have not been reduced by possible recoveries from third parties.  The overall method includes the use of a probabilistic model which forecasts a range of cost estimates for the remediation required at individual sites.  The projects are closely monitored and the models are reviewed as significant events occur or at least once per year.  The Company’s estimate includes investigations, equipment and operating costs for remediation and long-term monitoring of the sites.  The Company does not believe it is reasonably possible that the losses for the known exposures could exceed the current accruals by material amounts.

A Consent Decree was signed in 1994 in settlement of a civil complaint brought by the U.S. Environmental Protection Agency (“EPA”) and the U.S. Department of Justice.  In connection with the Consent Decree, the Company is subject to a Compliance Schedule, under which the Company has improved its waste characterization procedures, upgraded one of its incinerators, and has upgraded its industrial sewer system.  The Company submitted a certification stating that it has completed the requirements of the Consent Decree, and expects to receive an acknowledgement of completion from the EPA in the first quarter of 2009.  No further capital expenditures are expected under this program, but Kodak is required to continue the sewer inspection program until the Decree is closed by the Court.  Costs associated with the sewer inspection program are not material.

The Company is presently designated as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (the “Superfund Law”), or under similar state laws, for environmental assessment and cleanup costs as the result of the Company’s alleged arrangements for disposal of hazardous substances at eight  Superfund sites.  With respect to each of these sites, the Company’s liability is minimal.  In addition, the Company has been identified as a PRP in connection with the non-imaging health businesses in two active Superfund sites.  Numerous other PRPs have also been designated at these sites.  Although the law imposes joint and several liability on PRPs, the Company’s historical experience demonstrates that these costs are shared with other PRPs.  Settlements and costs paid by the Company in Superfund matters to date have not been material.  Future costs are also not expected to be material to the Company’s financial position, results of operations or cash flows.

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

Asset Retirement Obligations
As of December 31, 2008 and 2007, the Company has recorded approximately $67 million and $64 million, respectively, of asset retirement obligations within Other long-term liabilities in the accompanying Consolidated Statement of Financial Position.  The Company’s asset retirement obligations primarily relate to asbestos contained in buildings that the Company owns.  In many of the countries in which the Company operates, environmental regulations exist that require the Company to handle and dispose of asbestos in a special manner if a building undergoes major renovations or is demolished.  Otherwise, the Company is not required to remove the asbestos from its buildings.  The Company records a liability equal to the estimated fair value of its obligation to perform asset retirement activities related to the asbestos, computed using an expected present value technique, when sufficient information exists to calculate the fair value.  The Company does not have a liability recorded related to every building that contains asbestos because the Company cannot estimate the fair value of its obligation for certain buildings due to a lack of sufficient information about the range of time over which the obligation may be settled through demolition, renovation or sale of the building.

The following table provides asset retirement obligation activity:

	For the Year Ended December 31,
(in millions)	2008	2007	2006

Asset retirement obligations as of January 1	$64	$92	$73
Liabilities incurred in the current period	9	24	34
Liabilities settled in the current period	(9)	(55)	(30)
Accretion expense	3	3	16
Other	-	-	(1)
Asset retirement obligations as of December 31	$67	$64	$92

Other Commitments and Contingencies
The Company has entered into noncancelable agreements with several companies, which provide Kodak with products and services to be used in its normal operations.  These agreements are related to supplies, production and administrative services, as well as marketing and advertising.  The terms of these agreements cover the next one to thirteen years.  The minimum payments for obligations under these agreements are approximately $479 million in 2009, $207 million in 2010, $122 million in 2011, $49 million in 2012, $33 million in 2013 and $31 million in 2014 and thereafter.

Rental expense, net of minor sublease income, amounted to $117 million in 2008, $130 million in 2007 and $160 million in 2006.  The approximate amounts of noncancelable lease commitments with terms of more than one year, principally for the rental of real property, reduced by minor sublease income, are $96 million in 2009, $81 million in 2010, $65 million in 2011, $49 million in 2012, $28 million in 2013 and $68 million in 2014 and thereafter.

In December 2003, the Company sold a property in France for approximately $65 million, net of direct selling costs, and then leased back a portion of this property for a nine-year term.  In accordance with SFAS No. 98, "Accounting for Leases," the entire gain on the property sale of approximately $57 million was deferred and no gain was recognizable upon the closing of the sale as the Company's continuing involvement in the property is deemed to be significant.  As a result, the Company is accounting for the transaction as a financing.  Future minimum lease payments under this noncancelable lease commitment are approximately $5 million per year for 2009 through 2012.

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

The Company recorded in the fourth quarter of 2008 a contingency accrual of approximately $20 million related to employment litigation matters.  The Company and its subsidiaries are involved in various lawsuits, claims, investigations and proceedings, including commercial, customs, employment, environmental, and health and safety matters, which are being handled and defended in the ordinary course of business.  In addition, the Company is subject to various assertions, claims, proceedings and requests for indemnification concerning intellectual property, including patent infringement suits involving technologies that are incorporated in a broad spectrum of the Company’s products.  These matters are in various stages of investigation and litigation and are being vigorously defended.  Although the Company does not expect that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial condition or results of operations, litigation is inherently unpredictable.  Therefore, judgments could be rendered or settlements entered that could adversely affect the Company’s operating results or cash flow in a particular period.

NOTE 11:  GUARANTEES

The Company guarantees debt and other obligations of certain customers.  The debt and other obligations are primarily due to banks and leasing companies in connection with financing of customers’ purchases of product and equipment from the Company.  At December 31, 2008, the maximum potential amount of future payments (undiscounted) that the Company could be required to make under these customer-related guarantees was $75 million.  At December 31, 2008, the carrying amount of any liability related to these customer guarantees was not material.

The customer financing agreements and related guarantees, which mature between 2009 and 2013, typically have a term of 90 days for product and short-term equipment financing arrangements, and up to five years for long-term equipment financing arrangements.  These guarantees would require payment from the Company only in the event of default on payment by the respective debtor.  In some cases, particularly for guarantees related to equipment financing, the Company has collateral or recourse provisions to recover and sell the equipment to reduce any losses that might be incurred in connection with the guarantees.  However, any proceeds received from the liquidation of these assets are not expected to be material and would not cover the maximum potential amount of future payments under these guarantees.

Eastman Kodak Company (“EKC”) also guarantees amounts owed to banks and other third parties for some of its consolidated subsidiaries.  The maximum amount guaranteed is $509 million, and the outstanding debt under those guarantees, which is recorded within the short-term borrowings and current portion of long-term debt, and long-term debt, net of current portion components in the accompanying Consolidated Statement of Financial Position, is $189 million.  These guarantees expire in 2009 through 2013.  Pursuant to the terms of the Company's $2.7 billion Senior Secured Credit Agreement dated October 18, 2005, obligations under the $2.7 billion Secured Credit Facilities (the “Credit Facilities”) and other obligations of the Company and its subsidiaries to the Credit Facilities’ lenders are guaranteed.

During the fourth quarter of 2007, EKC issued a guarantee to Kodak Limited (the “Subsidiary”) and the Trustees (the “Trustees”) of the Kodak Pension Plan of the United Kingdom (the “Plan”).  Under this arrangement, EKC guarantees to the Subsidiary and the Trustees the ability of the Subsidiary, only to the extent it becomes necessary to do so, to (1) make contributions to the Plan to ensure sufficient assets exist to make plan benefit payments, and (2) make contributions to the Plan such that it will achieve full funded status by the funding valuation for the period ending December 31, 2015.  The guarantee expires upon the conclusion of the funding valuation for the period ending December 31, 2015 whereby the Plan achieves full funded status or earlier, in the event that the Plan achieves full funded status for two consecutive funding valuation cycles which are typically performed at least every three years.  The limit of potential future payments is dependent on the funding status of the Plan as it fluctuates over the term of the guarantee.  Currently, the Plan’s local funding valuation is in process and expected to be completed in March 2009.  In conjunction with that funding valuation process, EKC and the Subsidiary are in discussions with the Trustees regarding the amount of future annual contributions and the date by which the Plan will achieve full funded status.  These negotiations may require changes to the existing guarantee described above.  The funding status of the Plan is included in Pension and other postretirement liabilities presented in the Consolidated Statement of Financial Position.

Indemnifications
The Company issues indemnifications in certain instances when it sells businesses and real estate, and in the ordinary course of business with its customers, suppliers, service providers and business partners.  Further, the Company indemnifies its directors and officers who are, or were, serving at the Company's request in such capacities.  Historically, costs incurred to settle claims related to these indemnifications have not been material to the Company’s financial position, results of operations or cash flows.  Additionally, the fair value of the indemnifications that the Company issued during the year ended December 31, 2008 was not material to the Company’s financial position, results of operations or cash flows.

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

(in millions)

Accrued warranty obligations as of December 31, 2006	$39
Actual warranty experience during 2007	(46)
2007 warranty provisions	51
Accrued warranty obligations as of December 31, 2007	$44
Actual warranty experience during 2008	(43)
2008 warranty provisions	64
Accrued warranty obligations as of December 31, 2008	$65

The Company also offers its customers extended warranty arrangements that are generally one year, but may range from three months to three years after the original warranty period.  The Company provides repair services and routine maintenance under these arrangements.  The Company has not separated the extended warranty revenues and costs from the routine maintenance service revenues and costs, as it is not practicable to do so.  Therefore, these revenues and costs have been aggregated in the presentation below.  The change in the Company's deferred revenue balance in relation to these extended warranty and routine maintenance arrangements, which is reflected in Accounts payable and other current liabilities in the accompanying Consolidated Statement of Financial Position, was as follows:

(in millions)

Deferred revenue as of December 31, 2006	$143
New extended warranty and maintenance arrangements in 2007	396
Recognition of extended warranty and maintenance arrangement revenue in 2007	(391)
Deferred revenue as of December 31, 2007	$148
New extended warranty and maintenance arrangements in 2008	387
Recognition of extended warranty and maintenance arrangement revenue in 2008	(382)
Deferred revenue as of December 31, 2008	$153

Costs incurred under these extended warranty and maintenance arrangements for the years ended December 31, 2008 and 2007 amounted to $175 million and $180 million, respectively.

NOTE 12:  FINANCIAL INSTRUMENTS

The following table presents the carrying amounts of the assets (liabilities) and the estimated fair values of financial instruments:

	As of December 31,
(in millions)	2008		2007

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Marketable securities:
Available-for-sale (1)	$7	$7	$7	$7
Held-to-maturity (2)	12	12	30	30
Long-term borrowings, net of current portion (2)	(1,252)	(926)	(1,289)	(1,285)
Foreign currency forward contracts with unrealized gains (1)	18	18	10	10
Foreign currency forward contracts with unrealized losses (1)	(83)	(83)	(32)	(32)
Silver forward contracts with unrealized gains (1)	1	1	3	3
Silver forward contracts with unrealized losses (1)	(4)	(4)	-	-

(1)  Recorded at fair value.
(2)  Recorded at historical cost.

The fair values of marketable securities are determined using quoted prices in active markets for identical assets (Level 1 fair value measurements).  Fair values for the Company’s forward contracts are determined using significant other observable inputs (Level 2 fair value measurements), and are based on the present value of expected future cash flows considering the risks involved and using discount rates appropriate for the duration of the contracts.  The fair values of long-term borrowings are determined by reference to quoted market prices, if available, or by pricing models based on the value of related cash flows discounted at current market interest rates.  The carrying values of cash and cash equivalents, trade receivables, short-term borrowings and payables approximate their fair values.

Foreign exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in Other income (charges), net in the accompanying Consolidated Statement of Operations.  The effects of foreign currency transactions, including related hedging activities, were net gains of $7 million and $2 million and a net loss of $1 million in the years 2008, 2007, and 2006, respectively.

Long-term debt is generally used to finance long-term investments, while short-term debt is used to meet working capital requirements.  The Company does not utilize financial instruments for trading or other speculative purposes.

Derivative financial instruments
The Company, as a result of its global operating and financing activities, is exposed to changes in foreign currency exchange rates, commodity prices and interest rates, which may adversely affect its results of operations and financial position.  The Company manages such exposures, in part, with derivative financial instruments.  The fair values of these derivative contracts are reported in Other current assets, Accounts payable and other current liabilities, or Other long-term liabilities in the accompanying Consolidated Statement of Financial Position.

Foreign currency forward contracts are used to hedge existing foreign currency denominated assets and liabilities, especially those of the Company’s International Treasury Center.  Silver forward contracts are used to mitigate the Company’s risk to fluctuating silver prices.  The Company’s exposure to changes in interest rates results from its investing and borrowing activities used to meet its liquidity needs.

The Company’s financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments.  The Company manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties.  The Company has procedures to monitor the credit exposure amounts.  The maximum credit exposure at December 31, 2008 was not significant to the Company.

Foreign currency forward contracts
The Company does not apply hedge accounting to the foreign currency forward contracts used to offset currency-related changes in the fair value of foreign currency denominated assets and liabilities.  These contracts are marked to market through net (loss) earnings at the same time that the exposed assets and liabilities are remeasured through net (loss) earnings (both in Other income (charges), net).  The majority of the contracts of this type held by the Company are denominated in euros.

Silver forward contracts
The Company has entered into silver forward contracts that are designated as cash flow hedges of price risk related to forecasted worldwide silver purchases.  The fair values of silver forward contracts are reported in Other current assets and/or Accounts payable and current liabilities, and the effective portion of the gain or loss on the derivative is recorded in Accumulated other comprehensive income (loss).  Hedge gains and losses are reclassified into Cost of goods sold as the related silver-containing products are sold to third parties. These gains (losses) transferred to Cost of goods sold are generally offset by increased (decreased) costs of silver purchased in the open market.  As of December 31, 2008, the fair value of open silver forward contracts was an unrealized net loss of $3 million, which is included in Accumulated other comprehensive income (loss).  If this amount were to be realized, all of it would be reclassified into Cost of goods sold during the next twelve months.  Additionally, realized losses of $3 million (pre-tax), related to closed silver contracts, have been deferred in Accumulated other comprehensive income (loss).  These gains will be reclassified into Cost of goods sold as the related silver-containing products are sold, all within the next twelve months.  During 2008, realized gains of $8 million (pre-tax) were reclassified from Accumulated other comprehensive income (loss) to Cost of goods sold.  Hedge ineffectiveness was insignificant.

NOTE 13:  OTHER OPERATING EXPENSES (INCOME), NET

	For the Year Ended December 31,
(in millions)	2008	2007	2006

Expenses (income):
Goodwill impairment (1)	$785	$-	$-
Long-lived asset impairments (1)	4	56	11
Gains related to the sales of assets and businesses	(25)	(158)	(70)
Other	2	6	-
Total	$766	$(96)	$(59)

(1)	Refer to Note 5, “Goodwill and Other Intangible Assets.”

NOTE 14:  OTHER INCOME (CHARGES), NET

	For the Year Ended December 31,
(in millions)	2008	2007	2006

Income (charges):
Interest income	$71	$95	$59
Gain (loss) on foreign exchange transactions	7	2	(1)
Support for an educational institution	(10)	-	-
Loss on early extinguishment of debt	-	-	(9)
MUTEC equity method investment impairment	(4)	(5)	-
Other	(9)	(5)	16
Total	$55	$87	$65

NOTE 15:  INCOME TAXES

The components of loss from continuing operations before income taxes and the related (benefit) provision for U.S. and other income taxes were as follows:

	For the Year Ended December 31,
(in millions)	2008	2007	2006

(Loss) earnings from continuing operations before income taxes:

U.S.	$(382)	$(354)	$(559)
Outside the U.S.	(492)	98	(24)
Total	$(874)	$(256)	$(583)

U.S. income taxes:
Current (benefit) provision	$(278)	$(237)	$196
Deferred provision (benefit)	15	11	(145)
Income taxes outside the U.S.:
Current provision	72	141	100
Deferred provision	38	49	38
State and other income taxes:
Current provision (benefit)	7	(15)	45
Deferred benefit	(1)	-	(13)
Total (benefit) provision	$(147)	$(51)	$221

The differences between income taxes computed using the U.S. federal income tax rate and the (benefit) provision for income taxes for continuing operations were as follows:

	For the Year Ended December 31,
(in millions)	2008	2007	2006

Amount computed using the statutory rate	$(306)	$(90)	$(204)

Increase (reduction) in taxes resulting from:
State and other income taxes, net of federal	4	(15)	32
Export sales and manufacturing credits	-	-	(10)
Foreign tax credits benefitted	-	(76)	-
Impact of goodwill impairment	229	-	-
Operations outside the U.S.	31	54	40
Valuation allowance	146	152	393
Tax settlements and adjustments, including interest	(248)	(65)	(10)
Other, net	(3)	(11)	(20)
(Benefit) provision for income taxes	$(147)	$(51)	$221

In June 2008, the Company received a tax refund from the U.S. Internal Revenue Service (“IRS”) of $581 million.  The refund is related to the audit of certain claims filed for tax years 1993-1998, and is composed of a refund of past federal income taxes paid of $306 million and $275 million of interest earned on the refund.  The federal tax refund claim related primarily to a 1994 loss recognized on the Company’s sale of stock of a subsidiary, Sterling Winthrop Inc., which was originally disallowed under IRS regulations in effect at that time.  The IRS subsequently issued revised regulations that served as the basis for this refund.

The refund had a positive impact of $565 million on the Company’s net earnings for the year ended December 31, 2008.  Of the $565 million increase in net earnings, $295 million related to the 1994 sale of Sterling Winthrop Inc., which was reflected in earnings from discontinued operations, net of income taxes.  The balance of $270 million, which represents interest, was reflected in loss from continuing operations and is included in the “Tax settlements and adjustments, including interest” line item above.  The difference between the cash refund received of $581 million and the positive net earnings impact of $565 million represented incremental state tax expense incurred and the release of an existing income tax receivable related to the refund.

Deferred Tax Assets and Liabilities
The significant components of deferred tax assets and liabilities were as follows:

	As of December 31,
(in millions)	2008	2007

Deferred tax assets
Pension and postretirement obligations	$534	$347
Restructuring programs	28	44
Foreign tax credit	270	209
Investment tax credits	168	211
Employee deferred compensation	84	147
Tax loss carryforwards	912	577
Other deferred revenue	35	218
Other	482	455
Total deferred tax assets	$2,513	$2,208

Deferred tax liabilities
Depreciation	59	85
Leasing	58	66
Inventories	16	49
Other	136	112
Total deferred tax liabilities	269	312
Net deferred tax assets before valuation allowance	2,244	1,896
Valuation allowance	1,665	1,249

Net deferred tax assets	$579	$647

Deferred tax assets (liabilities) are reported in the following components within the Consolidated Statement of Financial Position:

	As of December 31,
(in millions)	2008	2007

Other current assets	$114	$120
Other long-term assets	506	636
Accrued income and other taxes	(4)	(87)
Other long-term liabilities	(37)	(22)
Net deferred tax assets	$579	$647

As of December 31, 2008, the Company had available domestic and foreign net operating loss carryforwards for income tax purposes of approximately $3,052 million, of which approximately $574 million have an indefinite carryforward period.  The remaining $2,478 million expire between the years 2009 and 2028.  Utilization of these net operating losses may be subject to limitations in the event of significant changes in stock ownership of the Company.  As of December 31, 2008, the Company had unused foreign tax credits and investment tax credits of $270 million and $168 million, respectively, with various expiration dates through 2028.

The Company has been granted a tax holiday in a certain jurisdiction in China that became effective when the net operating loss carryforwards were fully utilized.  For 2007, the Company’s tax rate was 7.5%, which is 50% of the normal 15% tax rate for the jurisdiction in which Kodak operates.  As a result of new legislation effective for 2008, the corporate income rate increased to 9%, which was 50% of the new 2008 tax rate of 18%.  Thereafter, the Company’s tax rate will be phased in until ultimately reaching a rate of 25% in 2012.

Retained earnings of subsidiary companies outside the U.S. were approximately $1,790 million and $1,675 million as of December 31, 2008 and 2007, respectively.  Deferred taxes have not been provided on such undistributed earnings, as it is the Company’s policy to indefinitely reinvest its retained earnings, and it is not practicable to determine the related deferred tax liability.  However, the Company periodically repatriates a portion of these earnings to the extent that it can do so tax-free, or at minimal cost.

The Company’s valuation allowance as of December 31, 2008 was $1,665 million.  Of this amount, $378 million was attributable to the Company’s net deferred tax assets outside the U.S. of $722 million, and $1,287 million related to the Company’s net deferred tax assets in the U.S. of $1,522 million, which the Company believes it is not more likely than not that the assets will be realized.  The net deferred tax assets in excess of the valuation allowance of $579 million relate primarily to net operating loss carryforwards and certain tax credits which the Company believes it is more likely than not that the assets will be realized.

For the year ended December 31, 2007, the Company recorded a tax benefit in continuing operations primarily as a result of the realization of current year losses due to the recognition of an offsetting tax expense on the pre-tax gain on discontinued operations.

The valuation allowance as of December 31, 2007 was $1,249 million.  Of this amount, $323 million related to the Company’s net deferred tax assets outside the U.S. of $731 million, and $926 million related to the Company’s net deferred tax assets in the U.S. of $1,165 million, which the Company believes it is not more likely than not that the assets will be realized.  The net deferred tax assets in excess of the valuation allowance of $647 million related primarily to net operating loss carryforwards and certain tax credits which the Company believed were  more likely than not to be realized.

Accounting for Uncertainty in Income Taxes (“FIN 48”)

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007.  As a result of the implementation of FIN 48, there was no cumulative effect adjustment for unrecognized tax benefits, which would have been accounted for as an adjustment to the January 1, 2007 balance of retained earnings.

The following is a rollforward of the Company’s liability for income taxes associated with unrecognized tax benefits:

(in millions)

Balance as of January 1, 2007	$305
Tax positions related to 2007:
Additions	59
Reductions	-
Tax positions related to years prior to 2007:
Additions	45
Reductions	(101)
Settlements	(4)
Lapses in statutes of limitations	(1)
Balance as of December 31, 2007	$303

Balance as of January 1, 2008	$303
Tax positions related to 2008:
Additions	54
Reductions	-
Tax positions related to years prior to 2008:
Additions	16
Reductions	(74)
Settlements	(3)
Lapses in statutes of limitations	-
Balance as of December 31, 2008	$296

The Company’s policy regarding interest and/or penalties related to income tax matters is to recognize such items as a component of income tax (benefit) expense.  During the years ended December 31, 2008 and 2007, the Company recognized interest and penalties of approximately $10 million and $10 million, respectively, in income tax (benefit) expense.  Additionally, the Company had approximately $61 million and $51 million of interest and penalties associated with uncertain tax benefits accrued as of December 31, 2008 and 2007, respectively.

If the unrecognized tax benefits were recognized, they would favorably affect the effective income tax rate in any future periods.  Consistent with the provisions of FIN 48, the Company has classified certain income tax liabilities as current or noncurrent based on management’s estimate of when these liabilities will be settled.  These noncurrent income tax liabilities are recorded in Other long-term liabilities in the Consolidated Statement of Financial Position.  Current liabilities are recorded in Accrued income and other taxes in the Consolidated Statement of Financial Position.

It is reasonably possible that the liability associated with the Company’s unrecognized tax benefits will increase or decrease within the next twelve months.  These changes may be the result of ongoing audits or the expiration of statutes of limitations.  Settlements could range from $0 to $50 million based on current estimates.  Audit outcomes and the timing of audit settlements are subject to significant uncertainty.  Although management believes that adequate provision has been made for such issues, there is the possibility that the ultimate resolution of such issues could have an adverse effect on the earnings of the Company.  Conversely, if these issues are resolved favorably in the future, the related provision would be reduced, thus having a positive impact on earnings.  It is anticipated that audit settlements will be reached during 2009 in certain foreign jurisdictions that could have a significant earnings impact.  Due to the uncertainty of amounts and in accordance with its accounting policies, the Company has not recorded any potential impact of these settlements.

The Company files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions.  The Company has substantially concluded all U.S. federal income tax matters for years through 2000.  The Company’s U.S. tax matters for the years 2001 through 2007 remain subject to examination by the IRS.  Substantially all material state, local, and foreign income tax matters have been concluded for years through 2000.  The Company’s tax matters for the years 2001 through 2007 remain subject to examination by the respective state, local, and foreign tax jurisdiction authorities.

During 2008, the Company received a tax refund from the IRS of $581 million related to the audit of certain claims filed for tax years 1993-1998.  The components of this refund and the impact of this refund on the Company’s net (loss) earnings are discussed in more detail above.

During 2007, the Company reached a settlement with the IRS covering tax years 1999-2000.  As a result, the Company recognized a tax benefit from continuing operations in the United States of $17 million, including interest.  Also during 2007, the Company reached a settlement with the taxing authorities in two locations outside of the U.S. resulting in a tax benefit of $76 million.  No other material settlements were reached during 2007.

NOTE 16:  RESTRUCTURING AND RATIONALIZATION LIABILITIES

Restructuring and Ongoing Rationalization Reserve Activity

The activity in the accrued balances and the non-cash charges and credits incurred in relation to restructuring programs and ongoing rationalization activities during the three years ended December 31, 2008 were as follows:

			Long-lived Asset
		Exit	Impairments
	Severance	Costs	and Inventory	Accelerated
(in millions)	Reserve	Reserve	Write-downs	Depreciation	Total

Balance at December 31, 2005	$273	$36	$-	$-	$309

2006 charges - continuing operations	266	66	97	273	702
2006 charges - discontinued operations	52	3	3	12	70
2006 reversals - continuing operations	(3)	(1)	-	-	(4)
2006 cash payments/utilization	(418)	(70)	(100)	(285)	(873)
2006 other adj. & reclasses	58	1	-	-	59
Balance at December 31, 2006	228	35	-	-	263

2007 charges - continuing operations	145	129	282	107	663
2007 charges - discontinued operations	20	4	-	-	24
2007 reversals - continuing operations	(1)	-	-	-	(1)
2007 reversals - discontinued operations	-	(1)	-	-	(1)
2007 cash payments/utilization	(289)	(135)	(282)	(107)	(813)
2007 other adj. & reclasses	26	3	-	-	29
Balance at December 31, 2007	129	35	-	-	164
					-
2008 charges - continuing operations (1)	122	14	16	6	158
2008 reversals - continuing operations	(6)	(3)	-	-	(9)
2008 cash payments/utilization (2)	(111)	(22)	(16)	(6)	(155)
2008 other adjustments & reclasses (3)	(25)	(3)	-	-	(28)
Balance at December 31, 2008 (4)	$109	$21	$-	$-	$130
(1)	Severance reserve includes charges of $139 million, offset by net curtailment gains related to these actions of $17 million.
(2)
During the year ended December 31, 2008, the Company made cash payments of approximately $143 million related to restructuring and rationalization.  Of this amount, $133 million was paid out of restructuring liabilities, while $10 million was paid out of Pension and other postretirement liabilities.

(3)
Includes $23 million of severance related charges for pension plan curtailments, settlements, and special termination benefits, which are reflected in Pension and other postretirement liabilities and Other long-term assets in the Consolidated Statement of Financial Position.  The remaining amounts are primarily related to foreign currency translation adjustment.

(4)	The Company expects to utilize the majority of the December 31, 2008 accrual balance in 2009.

The actual charges for restructuring and ongoing rationalization initiatives are recorded in the period in which the Company commits to formalized restructuring or ongoing rationalization plans, or executes the specific actions contemplated by the plans and all criteria for liability recognition under the applicable accounting guidance have been met.

2008 Activity

The Company recognizes the need to continually rationalize its workforce and streamline its operations to remain competitive in the face of an ever-changing business and economic climate.  For 2008, these initiatives were referred to as ongoing rationalization activities.

The Company recorded $149 million of charges, net of reversals, including $6 million of charges for accelerated depreciation and $3 million of charges for inventory write-downs, which were reported in Cost of goods sold in the accompanying Consolidated Statement of Operations for the year ended December 31, 2008.  The remaining costs incurred, net of reversals, of $140 million were reported as Restructuring costs, rationalization and other in the accompanying Consolidated Statement of Operations for the year ended December 31, 2008.  The severance and exit costs reserves require the outlay of cash, while long-lived asset impairments, accelerated depreciation and inventory write-downs represent non-cash items.

The severance costs related to the elimination of approximately 2,350 positions, including approximately 375 photofinishing, 1,050 manufacturing, 175 research and development, and 750 administrative positions.  The geographic composition of the positions eliminated includes approximately 1,450 in the United States and Canada, and 900 throughout the rest of the world.

The charges, net of reversals, of $149 million recorded in 2008 included $36 million applicable to the FPEG segment, $42 million applicable to the CDG segment, $49 million applicable to the GCG segment, and $22 million that was applicable to manufacturing, research and development, and administrative functions, which are shared across all segments.

As a result of these initiatives, severance payments will be paid during periods through 2009 since, in many instances, the employees whose positions were eliminated can elect or are required to receive their payments over an extended period of time.  In addition, certain exit costs, such as long-term lease payments, will be paid over periods throughout 2009 and beyond.

2009 Program

On December 17, 2008, the Company committed to a plan to implement a targeted cost reduction program (the 2009 Program) to more appropriately size the organization as a result of the current economic environment.  The program involves rationalizing selling, administrative, research and development, supply chain and other business resources in certain areas and consolidating certain facilities.

In connection with the 2009 Program, the Company expects to incur total restructuring charges in the range of $250 million to $300 million, including $225 million to $265 million of cash related charges for termination benefits and other exit costs, and $25 million to $35 million of non-cash related accelerated depreciation and asset write-offs.  The 2009 Program will require expenditures from corporate cash in the range of $125 million to $175 million, as most of the termination benefits for U.S. employees will be provided in the form of special retirement benefits (Special Termination Program (STP) benefits) payable from the Company’s over-funded U.S. pension plan.  The majority of the actions contemplated by the 2009 Program will be completed in the first half of 2009, with all actions under the program expected to be completed by the end of 2009.  The 2009 Program is expected to result in employment reductions in the range of 2,000 to 3,000 positions when complete.  When combined with rationalization actions taken in late 2008, the Company expects to reduce its worldwide employment by between 3,500 and 4,500 positions during 2009, approximately 14% to 18% of its total workforce.

NOTE 17:  RETIREMENT PLANS

Substantially all U.S. employees are covered by a noncontributory defined benefit plan, the Kodak Retirement Income Plan (“KRIP”), which is funded by Company contributions to an irrevocable trust fund.  The funding policy for KRIP is to contribute amounts sufficient to meet minimum funding requirements as determined by employee benefit and tax laws plus any additional amounts the Company determines to be appropriate.  Generally, benefits are based on a formula recognizing length of service and final average earnings.  Assets in the trust fund are held for the sole benefit of participating employees and retirees.  They are comprised of corporate equity and debt securities, U.S. government securities, partnership investments, interests in pooled funds, real estate, and various types of interest rate, foreign currency and equity market financial instruments.

In March 1999, the Company amended the KRIP to include a separate cash balance formula for all U.S. employees hired after February 1999.  All U.S. employees hired prior to that date were granted the option to choose the traditional KRIP plan or the Cash Balance plan.  Written elections were made by employees in 1999, and were effective January 1, 2000.  The Cash Balance plan credits employees' accounts with an amount equal to 4% of their pay, plus interest based on the 30-year treasury bond rate.  In addition, for employees participating in the Cash Balance plan and the Company's defined contribution plan, the Savings and Investment Plan (“SIP”), the Company matched dollar-for-dollar on the first 1% contributed to SIP and $.50 for each dollar on the next 4% contributed.  Company contributions to SIP were $13 million, $14 million, and $15 million for 2008, 2007, and 2006, respectively.  The Company suspended its matching contribution for 2009.

The Company also sponsors unfunded defined benefit plans for certain U.S. employees, primarily executives.  The benefits of these plans are obtained by applying KRIP provisions to all compensation, including amounts being deferred, and without regard to the legislated qualified plan maximums, reduced by benefits under KRIP.  Employees covered by the Cash Balance plan also receive an additional benefit equal to 3% of their annual pensionable earnings.  The Company suspended this additional benefit for 2009.

Many subsidiaries and branches operating outside the U.S. have defined benefit retirement plans covering substantially all employees.  Contributions by the Company for these plans are typically deposited under government or other fiduciary-type arrangements.  Retirement benefits are generally based on contractual agreements that provide for benefit formulas using years of service and/or compensation prior to retirement.  The actuarial assumptions used for these plans reflect the diverse economic environments within the various countries in which the Company operates.

The measurement date used to determine the pension obligation for all funded and unfunded U.S. and Non-U.S. defined benefit plans is December 31.

Information regarding the major funded and unfunded U.S. and Non-U.S. defined benefit plans follows:

(in millions)	2008		2007
	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in Benefit Obligation
Projected benefit obligation at January 1	$4,963	$4,236	$5,557	$4,067
Acquisitions/divestitures	3	-	-	4
Service cost	54	20	71	27
Interest cost	307	219	304	205
Participant contributions	-	6	-	10
Plan amendment	3	(7)	7	-
Benefit payments	(576)	(255)	(408)	(274)
Actuarial (gain) loss	(186)	(396)	47	51
Curtailments	(2)	(2)	(97)	(33)
Settlements	-	(7)	(579)	(51)
Special termination benefits	36	4	61	14
Currency adjustments	-	(801)	-	216
Projected benefit obligation at December 31	$4,602	$3,017	$4,963	$4,236

Change in Plan Assets
Fair value of plan assets at January 1	$7,098	$3,641	$6,820	$3,419
Acquisitions/divestitures	-	-	-	2
Actual (loss) return on plan assets	(1,453)	(495)	1,227	260
Employer contributions	29	72	38	74
Participant contributions	-	6	-	10
Settlements	-	(7)	(579)	(57)
Benefit payments	(576)	(255)	(408)	(274)
Currency adjustments	-	(601)	-	207
Fair value of plan assets at December 31	$5,098	$2,361	$7,098	$3,641

Over (Under) Funded Status at December 31	$496	$(656)	$2,135	$(595)

Accumulated benefit obligation at December 31	$4,392	$2,936	$4,708	$4,097

The significant decline in funded status was primarily due to plan asset performance.

Amounts recognized in the Consolidated Statement of Financial Position for all major funded and unfunded U.S. and Non-U.S. defined benefit plans were as follows:

	As of December 31,
(in millions)	2008		2007
	U.S.	Non-U.S.	U.S.	Non-U.S.

Other long-term assets	$717	$48	$2,353	$105
Accounts payable and other current liabilities	(22)	(1)	(22)	(1)
Pension and other postretirement liabilities	(199)	(703)	(196)	(699)
Net amount recognized	$496	$(656)	$2,135	$(595)

Information with respect to the major funded and unfunded U.S. and Non-U.S. defined benefit plans with an accumulated benefit obligation in excess of plan assets follows:

	As of December 31,
(in millions)	2008		2007
	U.S.	Non-U.S.	U.S.	Non-U.S.

Projected benefit obligation	$343	$2,692	$218	$3,319
Accumulated benefit obligation	331	2,623	211	3,203
Fair value of plan assets	122	1,990	-	2,624

Amounts recognized in Accumulated other comprehensive income (loss) for all major funded and unfunded U.S. and Non-U.S. defined benefit plans consisted of:

	As of December 31,
(in millions)	2008		2007
	U.S.	Non-U.S.	U.S.	Non-U.S.

Net transition obligation	$-	$1	$-	$1
Prior service cost (credit)	10	(4)	7	3
Net actuarial (gain) loss	839	922	(977)	871
Total	$849	$919	$(970)	$875

Changes in plan assets and benefit obligations recognized in other comprehensive income (loss) during 2008 for all major funded and unfunded U.S. and Non-U.S. defined benefit plans follows:

(in millions)	U.S.	Non-U.S.

Newly established loss	$1,810	$360
Newly established prior service cost (credit)	3	(7)
Amortization of:
Prior service cost	(1)	(1)
Net actuarial loss	(4)	(48)
Prior service cost recognized due to curtailment	1	-
Net curtailment gain not recognized in expense	10	4
Net gain recognized in expense due to settlements	-	(11)
Total amount recognized in Other comprehensive income (loss)	$1,819	$297

The estimated actuarial loss and prior service cost that will be amortized from Accumulated other comprehensive income (loss) into net periodic pension cost over the next year for all major plans is $18 million and $2 million, respectively.

Pension (income) expense from continuing operations for all defined benefit plans included:

	For the Year Ended December 31,
(in millions)	2008		2007		2006
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Major defined benefit plans:
Service cost	$54	$20	$71	$27	$92	$35
Interest cost	307	219	304	205	325	180
Expected return on plan assets	(545)	(261)	(537)	(259)	(525)	(224)
Amortization of:
Transition asset	-	-	-	-	-	(1)
Prior service cost	1	1	-	1	1	13
Actuarial loss	4	48	6	58	8	82
Pension (income) expense before special termination benefits, curtailments and settlements	(179)	27	(156)	32	(99)	85

Special termination benefits	36	4	61	14	15	41
Curtailment gains	(13)	(6)	(25)	(4)	(50)	(6)
Settlement (gains) losses	-	1	(61)	(4)	(27)	(8)
Net pension (income) expense for major defined benefit plans	(156)	26	(181)	38	(161)	112
Other plans including unfunded plans	-	8	-	12	-	22
Net pension (income) expense from continuing operations	$(156)	$34	$(181)	$50	$(161)	$134

The special termination benefits of $40 million, $75 million, and $56 million for the years ended December 31, 2008, 2007, and 2006, respectively, were incurred as a result of the Company's restructuring actions and, therefore, have been included in Restructuring costs, rationalization and other in the Consolidated Statement of Operations for those respective periods.  In addition, curtailment and settlement gains for the major funded and unfunded U.S. and Non-U.S. defined benefit plans totaling $14 million and $0 for 2008, $32 million and $51 million for 2007, and $50 million and $30 million for 2006 were also incurred as a result of the Company's restructuring actions and, therefore, have been included in Restructuring costs, rationalization and other in the Consolidated Statement of Operations for those respective periods.

The weighted-average assumptions used to determine the benefit obligation amounts as of the end of the year for all major funded and unfunded U.S. and Non-U.S. defined benefit plans were as follows:

	As of December 31,
	2008		2007
	U.S.	Non-U.S.	U.S.	Non-U.S.

Discount rate	7.00%	5.92%	6.50%	5.59%
Salary increase rate	4.06%	3.42%	4.43%	4.00%

The weighted-average assumptions used to determine net pension (income) expense for all the major funded and unfunded U.S. and Non-U.S. defined benefit plans were as follows:

	For the Year Ended December 31,
	2008		2007
	U.S.	Non-U.S.	U.S.	Non-U.S.

Discount rate	6.52%	5.77%	6.12%	5.36%
Salary increase rate	4.51%	3.93%	4.59%	3.84%
Expected long-term rate of return on plan assets	8.99%	7.86%	8.99%	8.10%

Of the total plan assets attributable to the major U.S. defined benefit plans at December 31, 2008 and 2007, 98% relate to the Kodak Retirement Income Plan (“KRIP”, “the Plan”).  The expected long-term rate of return on plan assets assumption (“EROA”) is based on a combination of formal asset and liability studies that include forward-looking return expectations given the current asset allocation.  The investment strategy underlying the asset allocation is to manage the assets of the U.S. plans to provide for the long-term liabilities while maintaining sufficient liquidity to pay current benefits.  This is primarily achieved by investing in equity-like investments while investing a portion of the assets in long duration bonds in order to partially match the long-term nature of the liabilities.  The Plan undertakes an asset and liability modeling study once every three years or when there are material changes in the composition of the plan liability or when market conditions change materially to reaffirm the current asset allocation and the related EROA assumption.  In early 2008, an asset and liability modeling study for the KRIP was completed and resulted in a 9% EROA assumption.  During the fourth quarter of 2008, the Kodak Retirement Income Plan Committee (“KRIPCO”, the committee that oversees KRIP) reevaluated certain portfolio positions relative to current market conditions and accordingly approved a change to the portfolio to reduce risk associated with volatility in the financial markets.  It is KRIPCO’s intention to re-assess the current asset allocation and complete a new asset and liability study in early 2009.  The Company has assumed an 8% EROA for 2009 for the KRIP based on its asset allocation at December 31, 2008.

The expected return on plan assets for the major non-U.S. pension plans range from 3.64% to 9.00% for 2008.  Every three years or when market conditions have changed materially, each of the Company’s larger pension plans will undertake asset allocation or asset and liability modeling studies.  It is anticipated that the Company’s larger plans will undertake new asset and liability modeling studies in early 2009.  The asset allocations and expected return on plan assets are individually set to provide for benefits included in the projected benefit obligation within each country's legal investment constraints.  The investment strategy is to manage the assets of the non-U.S. plans to provide for the long-term liabilities while maintaining sufficient liquidity to pay current benefits.  This is primarily achieved by holding equity-like investments while investing a portion of the assets in long duration bonds in order to partially match the long-term nature of the liabilities.  Certain of the Company’s non-U.S. pension plans adjusted their target asset positions during the fourth quarter of 2008.  EROA assumptions for those plans were based on their respective asset allocations as of the end of the year.

The Company's weighted-average asset allocations for its major U.S. defined benefit pension plans, by asset category, are as follows:

	As of December 31,
Asset Category	2008	2007	2008 Target

Equity securities	6%	37%	5%-11%
Debt securities	25%	32%	32%-38%
Real estate	7%	5%	5%-11%
Cash	17%	0%	7%-13%
Other	45%	26%	36%-43%
Total	100%	100%

The Company's weighted-average asset allocations for its major non-U.S. defined benefit pension plans, by asset category are as follows:

	As of December 31,
Asset Category	2008	2007	2008 Target

Equity securities	18%	32%	13%-19%
Debt securities	30%	35%	30%-36%
Real estate	5%	7%	0%-6%
Cash	9%	5%	0%-6%
Other	38%	21%	42%-48%
Total	100%	100%

The Other asset category in the tables above is primarily composed of private equity, venture capital, and other investments.

The Company expects to contribute approximately $29 million and $101 million in 2009 for U.S. and Non-U.S. defined benefit pension plans, respectively.

The following pension benefit payments, which reflect expected future service, are expected to be paid:

(in millions)	U.S.	Non-U.S.
2009	$465	$246
2010	441	236
2011	420	231
2012	415	226
2013	410	221
2014-2018	2,000	1,092

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

On August 1, 2008, the Company adopted and announced certain changes to its U.S. postretirement benefit plan affecting its post-September 1991 retirees beginning January 1, 2009.  For affected participants, the terms of the amendment reduce the Company’s contribution toward retiree medical coverage from its 2008 level by one percentage point per year for a 10-year period, phase-out Company contributions for dependent medical coverage over the same 10-year period with access only coverage beginning in 2018, and discontinue retiree dental coverage and Company-paid life insurance.

The changes made to the plan resulted in the remeasurement of the plan’s obligations as of August 1, 2008, the date the changes were adopted and announced by the Company.  This remeasurement reduced the Company’s other postretirement benefit obligation by $919 million, of which $772 million is attributable to the plan changes.  In addition, the Company recognized a curtailment gain of $79 million as a result of the amendment.  The curtailment gain was included in Cost of goods sold, Selling, general and administrative expenses, and Research and development costs in the Consolidated Statement of Operations for the year ended December 31, 2008.

The Company’s benefits to U.S. long-term disability recipients were also amended as described above.  These changes resulted in a reduction in Pension and other postretirement liabilities, and a corresponding gain of $15 million was included in the Cost of goods, Selling general and administrative expenses, and Research and development costs in the Consolidated Statement of Operations for the year ended December 31, 2008.

The Company's subsidiaries in the United Kingdom and Canada offer similar healthcare benefits.

The measurement date used to determine the net benefit obligation for the Company's other postretirement benefit plans is December 31.

Changes in the Company’s benefit obligation and funded status for the U.S., United Kingdom and Canada other postretirement benefit plans were as follows:

(in millions)	2008	2007

Net benefit obligation at beginning of year	$2,524	$3,009
Service cost	4	8
Interest cost	136	165
Plan participants’ contributions	26	25
Plan amendments	(825)	(88)
Actuarial gain	(141)	(317)
Acquisitions/divestitures	2	(9)
Settlements	(2)	(37)
Benefit payments	(230)	(243)
Currency adjustments	(23)	11
Net benefit obligation at end of year	$1,471	$2,524

Underfunded status at end of year	$(1,471)	$(2,524)

Amounts recognized in the Consolidated Statement of Financial Position for the Company's U.S., United Kingdom, and Canada plans consisted of:

	As of December 31,
(in millions)	2008	2007

Current liabilities	$(175)	$(209)
Pension and other postretirement liabilities	(1,296)	(2,315)
	$(1,471)	$(2,524)

Amounts recognized in Accumulated other comprehensive income (loss) for the Company's U.S., United Kingdom, and Canada plans consisted of:

	As of December 31,
(in millions)	2008	2007

Prior service credit	$(831)	$(145)
Net actuarial loss	380	538
	$(451)	$393

Changes in benefit obligations recognized in other comprehensive income (loss) during 2008 for the Company’s U.S., United Kingdom, and Canada plans follows:

(in millions)

Newly established gain	$(141)
Newly established prior service credit	(825)
Amortization of:
Prior service credit	53
Net loss	(17)
Prior service credit recognized due to curtailment	85
Total amount recognized in Other comprehensive income (loss)	$(845)

Other postretirement benefit cost from continuing operations for the Company's U.S., United Kingdom and Canada plans included:

	For the Year Ended December 31,
(in millions)	2008	2007	2006

Components of net postretirement benefit cost
Service cost	$4	$8	$11
Interest cost	136	165	166
Amortization of:
Prior service credit	(53)	(38)	(46)
Actuarial loss	17	49	50
Other postretirement benefit cost before curtailment and settlement gains	104	184	181
Curtailment gains	(86)	(8)	(17)
Settlement gains	(2)	(1)	-
Net other postretirement benefit cost from continuing operations	$16	$175	$164

Included in the curtailment gains of $86 million for the year ended December 31, 2008 was a $79 million curtailment gain related to changes to the Company’s U.S. postretirement benefit plan affecting its post-September 1991 retirees beginning January 1, 2009, as discussed above.

The estimated prior service credit and net actuarial loss that will be amortized from Accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year is $70 million and $19 million, respectively.

The U.S. plan represents approximately 95% of the total other postretirement net benefit obligation as of December 31, 2008 and 2007 and, therefore, the weighted-average assumptions used to compute the other postretirement benefit amounts approximate the U.S. assumptions.

The weighted-average assumptions used to determine the net benefit obligations were as follows:

	As of December 31,
	2008	2007
Discount rate	7.00%	6.46%
Salary increase rate	4.00%	4.38%

The weighted-average assumptions used to determine the net postretirement benefit cost were as follows:

	For the Year Ended December 31,
	2008	2007
Discount rate	7.23%	5.98%
Salary increase rate	4.48%	4.49%

The weighted-average assumed healthcare cost trend rates used to compute the other postretirement amounts were as follows:

	2008	2007
Healthcare cost trend	8.00%	8.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2012	2011

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans.  A one-percentage point change in assumed healthcare cost trend rates would have the following effects:

(in millions)	1% increase	1% decrease
Effect on total service and interest cost	$2	$(2)
Effect on postretirement benefit obligation	33	(29)

The Company expects to make $175 million of benefit payments for its unfunded other postretirement benefit plans in 2009.

The following other postretirement benefits, which reflect expected future service, are expected to be paid:

(in millions)
2009	$175
2010	167
2011	159
2012	156
2013	142
2014-2018	610

NOTE 19:  ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The components of Accumulated other comprehensive (loss) income, net of tax, were as follows:

	As of December 31,
(in millions)	2008	2007	2006
Unrealized holding losses related to available-for-sale securities	$-	$-	$(10)
Unrealized (losses) gains related to hedging activity	(6)	10	-
Translation adjustments	231	311	197
Pension and other postretirement benefits liability adjustments	(974)	131	(436)
Adjustment to initially apply SFAS No. 158 for pension and other postretirement benefits	-	-	(386)
Total	$(749)	$452	$(635)

NOTE 20:  STOCK OPTION AND COMPENSATION PLANS

The Company accounts for stock-based compensation in accordance with SFAS No. 123R, "Share-Based Payment," using the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."  The Company recognized expense under SFAS No. 123R in the amount of $18 million, $20 million and $17 million for the years ended December 31, 2008, 2007 and 2006, respectively.  The related impact on basic and diluted earnings per share for the years ended December 31, 2008, 2007 and 2006 was a reduction of $.06, $.07 and $.06, respectively.  The impacts on the Company's cash flows for 2008, 2007 and 2006 were not material.  Stock-based compensation costs for employees related to manufacturing activities were included in the costs capitalized in inventory at period end.

Of the SFAS No. 123R expense amounts noted above, compensation expense related to the vesting of stock options during the years ended December 31, 2008, 2007 and 2006 was $10 million, $10 million and $8 million, respectively.  Compensation expense related to unvested stock and performance awards during the years ended December 31, 2008, 2007 and 2006 was $8 million, $10 million and $9 million, respectively.

The Company’s stock incentive plans consist of the 2005 Omnibus Long-Term Compensation Plan (the “2005 Plan”), the 2000 Omnibus Long-Term Compensation Plan (the “2000 Plan”), and the 1995 Omnibus Long-Term Compensation Plan (the “1995 Plan”).  The Plans are administered by the Executive Compensation and Development Committee of the Board of Directors.  Stock options are generally non-qualified and are at exercise prices not less than 100% of the per share fair market value on the date of grant.  Stock-based compensation awards granted under the Company's stock incentive plans are generally subject to a three-year vesting period from the date of grant.

Under the 2005 Plan, 11 million shares of the Company's common stock may be granted to employees between January 1, 2005 and December 31, 2014.  This share reserve may be increased by: shares that are forfeited pursuant to awards made under the 1995 and 2000 Plans; shares retained for payment of tax withholding; shares issued in connection with reinvestments of dividends and dividend equivalents; shares delivered for payment or satisfaction of tax withholding; shares reacquired on the open market using cash proceeds from option exercises; and awards that otherwise do not result in the issuance of shares.  The 2005 Plan is substantially similar to and is intended to replace the 2000 Plan, which expired on January 18, 2005.  Options granted under the 2005 Plan generally expire seven years from the date of grant, but may be forfeited or canceled earlier if the optionee's employment terminates prior to the end of the contractual term.  The 2005 Plan provides for, but is not limited to, grants of unvested stock, performance awards, and Stock Appreciation Rights (“SARs”), either in tandem with options or freestanding.  SARs allow optionees to receive payment equal to the increase in the market price of the Company's stock from the grant date to the exercise date.  As of December 31, 2008, 3,333 freestanding SARs were outstanding under the 2005 Plan at an option price of $24.59.  Compensation expense recognized for the years ended December 31, 2008, 2007, or 2006 on those freestanding SARs was not material.

Under the 2000 Plan, 22 million shares of the Company's common stock were eligible for grant to a variety of employees between January 1, 2000 and December 31, 2004.  The 2000 Plan was substantially similar to, and was intended to replace, the 1995 Plan, which expired on December 31, 1999.  The options generally expire ten years from the date of grant, but may expire sooner if the optionee's employment terminates.  The 2000 Plan provided for, but was not limited to, grants of unvested stock, performance awards, and SARs, either in tandem with options or freestanding.  As of December 31, 2008, 45,154 freestanding SARs were outstanding under the 2000 Plan at option prices ranging from $23.25 to $60.50.  Compensation expense recognized for the years ended December 31, 2008, 2007, or 2006 on those freestanding SARs was not material.

Under the 1995 Plan, 22 million shares of the Company’s common stock were eligible for grant to a variety of employees between February 1, 1995 and December 31, 1999.  The options generally expire ten years from the date of grant, but may expire sooner if the optionee’s employment terminates.  The 1995 Plan provided for, but was not limited to, grants of unvested stock, performance awards, and SARs, either in tandem with options or freestanding.  As of December 31, 2008, 10,086 freestanding SARs were outstanding under the 1995 Plan at option prices ranging from $31.30 to $73.06.  Compensation expense recognized for the years ended December 31, 2008, 2007, or 2006 on those freestanding SARs was not material.

Further information relating to stock options is as follows:

	Shares		Weighted-Average
	Under	Range of Price	Exercise
(Amounts in thousands, except per share amounts)	Option	Per Share	Price Per Share

Outstanding on December 31, 2005	36,043	$22.03 - $92.31	$47.54
Granted	1,605	$20.12 - $27.70	$25.48
Exercised	20	$22.58 - $26.71	$24.97
Terminated, Canceled, Surrendered	3,017	$22.03 - $83.19	$58.46
Outstanding on December 31, 2006	34,611	$20.12 - $92.31	$45.57
Granted	1,813	$23.28 - $28.44	$23.50
Exercised	235	$22.58 - $27.70	$24.91
Terminated, Canceled, Surrendered	5,296	$23.25 - $92.31	$73.22
Outstanding on December 31, 2007	30,893	$20.12 - $87.59	$39.70
Granted	2,813	$7.41 - $18.55	$7.60
Exercised	0	N/A	N/A
Terminated, Canceled, Surrendered	8,499	$20.12 - $87.59	$52.78
Outstanding on December 31, 2008	25,207	$7.41 - $79.63	$31.71

Exercisable on December 31, 2006	31,548	$22.58 - $92.31	$47.44
Exercisable on December 31, 2007	27,546	$20.12 - $87.59	$41.51
Exercisable on December 31, 2008	20,772	$21.93 - $79.63	$35.56

The following table summarizes information about stock options as of December 31, 2008:

(Number of options in thousands)

	Options Outstanding			Options Exercisable
Range of Exercise		Weighted-Average
Prices		Remaining
At Less		Contractual Life	Weighted-Average		Weighted-Average
Least Than	Options	(Years)	Exercise Price	Options	Exercise Price
$ 5 - $20	2,813	6.93	$7.60	0	N/A
$20 - $30	6,124	4.00	$25.37	4,502	$25.83
$30 - $40	12,607	2.51	$32.78	12,607	$32.78
$40 - $50	567	2.08	$41.71	567	$41.71
$50 - $60	1,511	1.23	$54.82	1,511	$54.82
$60 - $70	1,518	0.38	$64.37	1,518	$64.37
$70 - $80	67	0.72	$74.80	67	$74.80
	25,207			20,772

The weighted-average remaining contractual term and aggregate intrinsic value of all options outstanding at December 31, 2008 was 3.17 years and negative $633 million, respectively.  The weighted-average remaining contractual term and aggregate intrinsic value of all options exercisable at December 31, 2008 was 2.49 years and negative $602 million, respectively.  The negative aggregate intrinsic value of all options outstanding and exercisable, respectively, reflects the fact that the market price of the Company's common stock as of December 31, 2008 was below the weighted-average exercise price of options.  The total intrinsic value of options exercised during years ended December 31, 2008, 2007 and 2006 was $0, $1 million, and $0, respectively.

In November 2005, the FASB issued Staff Position (“FSP”) No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.”  During the third quarter of 2007, the Company elected to adopt the alternative transition method provided in FSP No. FAS 123(R)-3 for calculating the tax effects of stock-based compensation.  The alternative transition method includes simplified methods to determine the beginning balance of the additional paid-in capital (“APIC”) pool related to the tax effects of stock-based compensation, and to determine the subsequent impact on the APIC pool and the statement of cash flows of the tax effects of stock-based awards that were fully vested and outstanding upon the adoption of SFAS No. 123R, “Share-Based Payment.”  The adoption of FSP No. FAS 123(R)-3 did not have a material impact on the Company's cash flows or results of operations for the years ended December 31, 2008 and 2007, or its financial position as of December 31, 2008 and 2007.

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

The Black-Scholes option pricing model was used with the following weighted-average assumptions for options issued in each year:

	For the Year Ended
	2008	2007	2006

Weighted-average risk-free interest rate	1.83%	3.5%	4.6%
Risk-free interest rates	1.8% - 2.9%	3.2% - 5.0%	4.5% - 5.1%
Weighted-average expected option lives	6 years	5 years	6 years
Expected option lives	4 - 6 years	4 - 7 years	3 - 7 years
Weighted-average volatility	32%	32%	34%
Expected volatilities	30% - 32%	31% - 35%	29% - 36%
Weighted-average expected dividend yield	7.4%	2.0%	1.9%
Expected dividend yields	3.1% - 7.4%	1.9% - 2.1%	1.8% - 2.3%

The weighted-average fair value per option granted in 2008, 2007, and 2006 was $.93, $6.19, and $8.18, respectively.

As of December 31, 2008, there was $8 million of total unrecognized compensation cost related to unvested options.  The cost is expected to be recognized over a weighted-average period of 1.8 years.

The Company has a policy of issuing shares of treasury stock to satisfy share option exercises.  Cash received for option exercises for the years ended December 31, 2008, 2007 and 2006 was $0, $6 million, and $0, respectively.  The actual tax benefit realized for the tax deductions from option exercises was not material for 2008, 2007 or 2006.

NOTE 21:  ACQUISITIONS

2008

On April 4, 2008, the Company completed the acquisition of Design2Launch (“D2L”), a developer of collaborative end-to-end digital workflow solutions for marketers, brand owners and creative teams.  D2L is part of the Company’s Graphic Communications Group segment.

On April 10, 2008, the Company completed the acquisition of Intermate A/S, a global supplier of remote monitoring and print connectivity solutions used extensively in transactional printing.  Intermate A/S is part of the Company’s Graphic Communications Group segment.

The two acquisitions had an aggregate purchase price of approximately $37 million and were individually immaterial to the Company’s financial position as of December 31, 2008, and its results of operations and cash flows for the year ended December 31, 2008.

2007

There were no significant acquisitions in 2007.

2006

There were no significant acquisitions in 2006.

NOTE 22:  DISCONTINUED OPERATIONS

The significant components of earnings from discontinued operations, net of income taxes, are as follows:

	For the Year Ended December 31,
(in millions)	2008	2007	2006

Revenues from Health Group operations	$-	$754	$2,551
Revenues from HPA operations	-	148	155
Total revenues from discontinued operations	$-	$902	$2,706

Pre-tax income from Health Group operations	$-	$27	$225
Pre-tax gain on sale of Health Group segment	-	986	-
Pre-tax income from HPA operations	-	8	12
Pre-tax gain on sale of HPA	-	123	-
Benefit (provision) for income taxes related to discontinued operations	288	(262)	(33)
All other items, net	(3)	(1)	(1)
Earnings from discontinued operations, net of income taxes	$285	$881	$203

2008

Tax Refund

In the second quarter of 2008, the Company received a tax refund from the U.S. Internal Revenue Service.  The refund was related to the audit of certain claims filed for tax years 1993-1998.  A portion of the refund related to past federal income taxes paid in relation to the 1994 sale of a subsidiary, Sterling Winthrop Inc., which was reported in discontinued operations.  The refund had a positive impact on the Company’s earnings from discontinued operations, net of income taxes, for the year ended December 31, 2008 of $295 million.  See Note 15, “Income Taxes,” for further discussion of the tax refund.

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

NOTE 23:  SEGMENT INFORMATION

Current Segment Reporting Structure

For 2008, the Company had three reportable segments: Consumer Digital Imaging Group (“CDG”), Film, Photofinishing and Entertainment Group (“FPEG”), and Graphic Communications Group (“GCG”).  The balance of the Company's continuing operations, which individually and in the aggregate do not meet the criteria of a reportable segment, are reported in All Other.  A description of the segments is as follows:

Consumer Digital Imaging Group Segment (“CDG”):  CDG encompasses digital still and video cameras, digital devices such as picture frames, snapshot printers and related media, kiosks and related media, APEX drylab systems which were introduced in the first quarter of 2008, consumer inkjet printing, Kodak Gallery, and imaging sensors.  The APEX drylab system provides an alternative to traditional photofinishing processing at retail locations.  CDG also includes the licensing activities related to the Company's intellectual property in digital imaging products.

Film, Photofinishing and Entertainment Group Segment (“FPEG”):  FPEG encompasses consumer and professional film, one-time-use cameras, graphic arts film, aerial and industrial film, and entertainment imaging products and services.   In addition, this segment also includes paper and output systems, and photofinishing services.  This segment provides consumers, professionals, cinematographers, and other entertainment imaging customers with film-related products and services and also provides graphic arts film to the graphics industry.

Graphic Communications Group Segment (“GCG”): GCG serves a variety of customers in the creative, in-plant, data center, commercial printing, packaging, newspaper and digital service bureau market segments with a range of software, media and hardware products that provide customers with a variety of solutions for prepress equipment, workflow software, analog and digital printing, and document scanning.  Products and related services include workflow software and digital controllers; digital printing, which includes commercial inkjet and electrophotographic products, including equipment, consumables and service; prepress consumables; output devices; and document scanners.

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

No single customer represented 10% or more of the Company's total net sales in any period presented.

Segment financial information is shown below.  Prior period results have been restated to conform to the current period segment reporting structure.

	For the Year Ended December 31,
(in millions)	2008	2007	2006

Net sales from continuing operations:
Consumer Digital Imaging Group	$3,088	$3,247	$3,013
Film, Photofinishing and Entertainment Group	2,987	3,632	4,254
Graphic Communications Group	3,334	3,413	3,287
All Other	7	9	14
Consolidated total	$9,416	$10,301	$10,568

(Loss) earnings from continuing operations before interest expense, other income (charges), net and income taxes:
Consumer Digital Imaging Group	$(177)	$(17)	$(206)
Film, Photofinishing and Entertainment Group	196	281	319
Graphic Communications Group	31	104	70
All Other	(17)	(25)	(22)
Total of segments	33	343	161
Restructuring costs, rationalization and other	(149)	(662)	(698)
Postemployment benefit changes	94	-	-
Other operating (expenses) income, net	(766)	96	59
Adjustments to contingencies and legal reserves/settlements	(33)	(7)	2
Interest expense	(108)	(113)	(172)
Other income (charges), net	55	87	65
Consolidated loss from continuing operations before income taxes	$(874)	$(256)	$(583)

	As of December 31,
(in millions)	2008	2007	2006

Segment total assets:
Consumer Digital Imaging Group	$1,647	$2,442	$2,108
Film, Photofinishing and Entertainment Group	2,563	3,778	4,372
Graphic Communications Group	2,190	3,723	3,864
All Other	8	17	18
Total of segments	6,408	9,960	10,362
Cash and marketable securities	2,155	2,976	1,487
Deferred income tax assets	620	757	750
Other corporate reserves	(4)	(34)	(158)
Assets of discontinued operations	-	-	1,879
Consolidated total assets	$9,179	$13,659	$14,320

	For the Year Ended December 31,
(in millions)	2008	2007	2006
Intangible asset amortization expense from continuing operations:
Consumer Digital Imaging Group	$5	$6	$8
Film, Photofinishing and Entertainment Group	2	25	29
Graphic Communications Group	73	74	82
All Other	-	1	1
Consolidated total	$80	$106	$120

Depreciation expense from continuing operations:
Consumer Digital Imaging Group	$100	$86	$180
Film, Photofinishing and Entertainment Group	191	354	469
Graphic Communications Group	120	121	139
All Other	3	11	14
Sub-total	414	572	802
Restructuring-related depreciation	6	107	273
Consolidated total	$420	$679	$1,075

Capital additions from continuing operations:
Consumer Digital Imaging Group	$96	$94	$102
Film, Photofinishing and Entertainment Group	40	65	56
Graphic Communications Group	118	98	142
All Other	-	2	35
Consolidated total	$254	$259	$335

Net sales to external customers attributed to (1):
The United States	$3,834	$4,403	$4,700
Europe, Middle East and Africa	$3,089	$3,264	$3,118
Asia Pacific	1,500	1,592	1,694
Canada and Latin America	993	1,042	1,056
Foreign countries total	$5,582	$5,898	$5,868
Consolidated total	$9,416	$10,301	$10,568

(1)  Sales are reported in the geographic area in which they originate.

	As of December 31,
(in millions)	2008	2007	2006
Property, plant and equipment, net located in :
The United States	$1,079	$1,270	$1,553
Europe, Middle East and Africa	$243	$290	$355
Asia Pacific	146	145	554
Canada and Latin America	83	106	140
Foreign countries total	$472	$541	$1,049
Consolidated total	$1,551	$1,811	$2,602

NOTE 24:  QUARTERLY SALES AND EARNINGS DATA – UNAUDITED

(in millions, except per share data)	4th Qtr.		3rd Qtr.		2nd Qtr.		1st Qtr.

2008
Net sales from continuing operations	$2,433		$2,405		$2,485		$2,093
Gross profit from continuing operations	498		661		585		424
(Loss) earnings from continuing operations	(914)	(4)	101	(3)	200	(2)	(114)	(1)
(Loss) earnings from discontinued operations (9)	(4)		(5)		295		(1)
Net (loss) earnings	(918)		96		495		(115)
Basic net (loss) earnings per share (10)
Continuing operations	(3.40)		0.36		0.69		(0.40)
Discontinued operations	(0.02)		(0.02)		1.03		0.00
Total	(3.42)		0.34		1.72		(0.40)

Diluted net (loss) earnings per share (10)
Continuing operations	(3.40)		0.35		0.66		(0.40)
Discontinued operations	(0.02)		(0.02)		0.96		0.00
Total	(3.42)		0.33		1.62		(0.40)

2007
Net sales from continuing operations	$3,220		$2,533		$2,468		$2,080
Gross profit from continuing operations (11)	795		677		644		428
Earnings (loss) from continuing operations	92	(8)	32	(7)	(154)	(6)	(175)	(5)
Earnings from discontinued operations (9)	123		5		729		24
Net earnings (loss)	215		37		575		(151)
Basic net earnings (loss) per share (10)
Continuing operations	0.32		0.11		(0.53)		(0.61)
Discontinued operations	0.43		0.02		2.53		0.08
Total	0.75		0.13		2.00		(0.53)

Diluted net earnings (loss) per share (10)
Continuing operations	0.31		0.11		(0.53)		(0.61)
Discontinued operations	0.40		0.02		2.53		0.08
Total	0.71		0.13		2.00		(0.53)

(1)
Includes pre-tax gains on curtailments due to focused cost reduction actions of $10 million (included in Restructuring costs, rationalization and other), which reduced net loss from continuing operations by $9 million; pre-tax gains of $10 million related to the sales of assets and business operations, which reduced net loss from continuing operations by $10 million; a pre-tax legal settlement of $10 million (included in Cost of goods sold), which increased net loss from continuing operations by $10 million; and discrete tax items, which increased net loss from continuing operations by $10 million.

(2)
Includes pre-tax gains of $7 million related to the sales of assets and business operations, which increased net earnings from continuing operations by $7 million; support for an educational institution, which reduced net earnings from continuing operations by $10 million; a $270 million IRS refund, offset by $18 million of other discrete tax items, which increased net earnings from continuing operations by $252 million; and a pre-tax loss of $3 million related to rationalization charges (included in Restructuring costs, rationalization and other), which reduced net earnings from operations by $4 million.

(3)
Includes pre-tax restructuring and rationalization charges of $52 million ($4 million included in Cost of goods sold and $48 million       included in Restructuring costs, rationalization and other), which reduced net earnings from continuing operations $49 million; changes to postemployment benefit plans, which increased pre-tax earnings and net earnings from continuing operations by $94 million; a $3 million pre-tax loss on the sale of assets and businesses, net, which reduced net earnings from continuing operations by $2 million; a pre-tax legal contingency of $10 million ($4 million included in Cost of goods sold), which reduced net earnings from continuing operations by $6 million; and other discrete tax items, which increased net earnings from continuing operations by $4 million.

(4)
Includes a pre-tax goodwill impairment charge of $785 million (included in Other operating expenses (income), net), which increased net loss from continuing operations by $781 million; pre-tax restructuring and rationalization charges of $103 million ($3 million included in Cost of goods sold and $100 million included in Restructuring costs, rationalization and other), which increased net loss from continuing operations by $96 million;  foreign contingency adjustments (included in Cost of goods sold), which reduced net loss from continuing operations by $3 million; a pre-tax legal contingency of $21 million (included in SG&A), which increased net loss from continuing operations by $21 million; a pre-tax gain related to property sales, net of impairment charges of $4 million, which reduced net loss from continuing operations by $4 million; and discrete tax items, which increased net loss from continuing operations by $2 million.

(5)
Includes pre-tax restructuring charges of $151 million ($66 million included in cost of goods sold and $85 million included in restructuring costs, rationalization and other), which increased net loss from continuing operations by $141 million; a gain of $9 million related to property sales, which reduced net loss from continuing operations by $9 million; and a reversal of a tax reserve, which reduced net loss from continuing operations by $56 million.

(6)
Includes pre-tax restructuring charges of $316 million ($21 million included in cost of goods sold and $295 million included in restructuring costs, rationalization and other), which increased net loss from continuing operations by $248 million; a pre-tax gain of $40 million related to property and asset sales, which decreased net loss from continuing operations by $27 million; $6 million pre-tax of asset impairment charges, which increased net loss from continuing operations by $4 million; and tax adjustments, which increased net loss from continuing operations by $39 million.

(7)
Includes pre-tax restructuring charges of $127 million ($27 million included in cost of goods sold and $100 million included in restructuring costs, rationalization and other), which decreased net earnings from continuing operations by $96 million; and tax adjustments, which increased net earnings from continuing operations by $8 million.

(8)
Includes pre-tax restructuring charges of $68 million ($5 million included in cost of good sold and $63 million included in restructuring costs, rationalization and other), which decreased net earnings from continuing operations by $44 million; $51 million pre-tax of asset impairment charges related to the Lucky and MUTEC investments, which decreased net earnings from continuing operations by $49 million; a pre-tax gain of $108 million related to property and asset sales, which increased net earnings from continuing operations by $83 million; $6 million pre-tax for the establishment of a loan reserve, which decreased net earnings from continuing operations by $4 million; a $9 million foreign export charge contingency, which decreased net earnings from continuing operations by $9 million; and tax adjustments, which decreased net earnings from continuing operations by $11 million.

(9)	Refer to Note 22, “Discontinued Operations” for a discussion regarding earnings (loss) from discontinued operations.

(10)
Each quarter is calculated as a discrete period and the sum of the four quarters may not equal the full year amount.  The Company's diluted net earnings (loss) per share in the above table may include the effect of contingent convertible debt instruments.

(11)
Effective January 1, 2008, the Company changed its cost allocation methodologies related to employee benefits and corporate expenses.  Prior period gross profit from continuing operations results have been revised to conform to the current period presentation.  A summary of the impact to gross profit from continuing operations for each quarter of 2007 is as follows:

	Three Months Ended	Three Months Ended	Three Months Ended	Three Months Ended	Year Ended
(in millions)	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007	December 31, 2007

Cost of goods sold	$(8)	$(7)	$(6)	$(7)	$(28)
Selling, general and administrative costs	4	4	3	3	14
Research and development costs	4	3	3	4	14
	$-	$-	$-	$-	$-

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

Eastman Kodak Company
SUMMARY OF OPERATING DATA - UNAUDITED

(in millions, except per share data, shareholders, and employees)

	2008		2007		2006		2005		2004

Net sales from continuing operations	$9,416		$10,301		$10,568		$11,395		$10,665
Loss from continuing operations before interest expense, other income (charges), net and income taxes	(821)		(230)		(476)		(1,073)		(670)
(Loss) earnings from:
Continuing operations	(727)	(1)	(205)	(2)	(804)	(3)	(1,657)	(4)	(369)	(5)
Discontinued operations	285	(6)	881	(6)	203	(6)	451		913
Cumulative effect of accounting change	-		-		-		(55)		-
Net (Loss) Earnings	(442)		676		(601)		(1,261)		544

Earnings and Dividends
(Loss) earnings from continuing operations
- % of net sales from continuing operations	-7.7%		-2.0%		-7.6%		-14.5%		-3.5%
Net (loss) earnings
- % return on average shareholders' equity	-22.2%		30.6%		-32.8%		-39.9%		14.5%
Basic and diluted (loss) earnings per share:
Continuing operations	(2.58)		(0.71)		(2.80)		(5.76)		(1.29)
Discontinued operations	1.01		3.06		0.71		1.57		3.19
Cumulative effect of accounting change	-		-		-		(0.19)		-
Total	(1.57)		2.35		(2.09)		(4.38)		1.90
Cash dividends declared and paid
- on common shares	139		144		144		144		143
- per comon share	0.50		0.50		0.50		0.50		0.50
Common shares outstanding at year end	268.2		288.0		287.3		287.2		286.7
Shareholders at year end	56,115		58,652		63,193		75,619		80,426

Statement of Financial Position Data
Working capital	1,542		1,607		1,003		607		872
Property, plant and equipment, net	1,551		1,811		2,602		3,464		3,913
Total assets	9,179		13,659		14,320		15,236		15,084
Short-term borrowings and current portion of long-term debt	51		308		64		819		469
Long-term debt, net of current portion	1,252		1,289		2,714		2,764		1,852
Total shareholders' equity	961		3,029		1,388		2,282		4,034

Supplemental Information
Net sales from continuing operations
- CDG	$3,088		$3,247		$3,013		$3,315		$2,444
- FPEG	2,987		3,632		4,254		5,453		7,152
- GCG	3,334		3,413		3,287		2,604		1,049
- All Other	7		9		14		23		20
Research and development costs	501		549		596		739		667
Depreciation	420		679		1,075		1,191		850
Taxes (excludes payroll, sales and excise taxes) (7)	(105)		5		327		798		(100)
Wages, salaries and employee benefits (8)	2,141		2,846		3,480		3,941		4,188
Employees as of year end
- in the U.S. (7)	12,800		14,200		20,600		25,500		29,200
- worldwide (7)	24,400		26,900		40,900		51,100		54,800

 (footnotes on next page)

SUMMARY OF OPERATING DATA
Eastman Kodak Company

(footnotes for previous page)

(1)
Includes a pre-tax goodwill impairment charge of $785 million; pre-tax restructuring and rationalization charges of $149 million, net of reversals; $21 million of income related to gains on sales of assets and businesses; $3 million of charges related to asset impairments; $41 million of charges for legal contingencies and settlements; $10 million of charges for support of an educational institution; $94 million of income related to postemployment benefit plans; $3 million of income for a foreign export contingency; $270 million of income related to an IRS refund; and charges of $27 million related to other discrete tax items.  These items increased net loss from continuing operations by $610 million.

(2)
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

(3)
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

(5)
Includes pre-tax restructuring charges of $873 million; $16 million of purchased R&D; $12 million for a charge related to asset impairments and other asset write-offs; and the benefit of legal settlements, net of charges, of $95 million.  These items reduced net earnings by $595 million.

(6)	Refer to Note 22, “Discontinued Operations” in the Notes to Financial Statements for a discussion regarding the earnings from discontinued operations.

(7)	Amounts for 2006 and prior years have not been adjusted to remove amounts associated with the Health Group.

(8)	Amounts for 2007 and prior years have not been adjusted to remove wages, salaries and employee benefits associated with the Health Group.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in "Internal Control-Integrated Framework.”  Based on management’s assessment using the COSO criteria, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2008.  The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, as stated in their report which appears on page 58 of this Annual Report on Form 10-K.

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

ITEM 9B.  OTHER INFORMATION

None.
PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 regarding directors is incorporated by reference from the information under the caption "Board Structure and Corporate Governance - Board of Directors" in the Company's Notice of 2009 Annual Meeting and Proxy Statement (the “Proxy Statement”), which will be filed within 120 days after December 31, 2008.  The information required by Item 10 regarding audit committee financial expert disclosure is incorporated by reference from the information under the caption "Board Structure and Corporate Governance - Audit Committee Financial Qualifications" in the Proxy Statement.  The information required by Item 10 regarding executive officers is contained in Part I under the caption "Executive Officers of the Registrant" on page 18.  The information required by Item 10 regarding the Company's written code of ethics is incorporated by reference from the information under the captions "Board Structure and Corporate Governance - Corporate Governance Guidelines" and "Board Structure and Corporate Governance - Business Conduct Guide and Directors' Code of Conduct" in the Proxy Statement.  The information required by Item 10 regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the information under the caption "Reporting Compliance - Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

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

STOCK OPTIONS AND SARS OUTSTANDING UNDER SHAREHOLDER AND NON-SHAREHOLDER APPROVED PLANS

As required by Item 201(d) of Regulation S-K, the Company's total options outstanding of 25,385,842, including total SARs outstanding of 178,875, have been granted under equity compensation plans that have been approved by security holders and that have not been approved by security holders as follows:

Plan Category	Number of Securities to be issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	22,796,756	$31.20	12,715,713
Equity compensation plans not approved by security holders (2)	2,589,086	36.27	0
Total	25,385,842	$31.72	12,715,713

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

On December 31, 2008, the equity overhang, or the percentage of outstanding shares (plus shares that could be issued pursuant to plans represented by all stock incentives granted and available for future grant under all plans) was 13.2%.

The following table sets forth information regarding awards granted and earned, the run rate for each of the last three fiscal years, and the average run rate over the last three years.

	Run Rate for the Year Ended December 31,
(shares in thousands)	2008	2007	2006	3-year Average
Stock options granted	2,813	1,813	1,605	2,077
Unvested service-based stock granted	796	183	82	354
Actual performance-based stock awards earned	164	63	146	124
Basic common shares outstanding at fiscal year end	268,169	288,000	287,333	281,167
Run rate	1.41%	0.71%	0.64%	0.91%

The Company continues to manage its run rate of awards granted over time to levels it believes are reasonable in light of changes in its business and number of outstanding shares while ensuring that our overall executive compensation program is competitive, relevant, and motivational.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference from the information under the captions "Compensation of Named Executive Officers - Employment and Retention Arrangements" and "Board Structure and Corporate Governance - Board Independence" in the Proxy Statement.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 regarding principal auditor fees and services is incorporated by reference from the information under the caption "Committee Reports - Report of the Audit Committee" in the Proxy Statement.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Page No.
(a)1. Consolidated financial statements:
Report of independent registered public accounting firm	58
Consolidated statement of operations	59
Consolidated statement of financial position	60
Consolidated statement of shareholders’ equity	61-63
Consolidated statement of cash flows	64-65
Notes to financial statements	66-113

2. Financial statement schedule:

II - Valuation and qualifying accounts	120

All other schedules have been omitted because they are not applicable or the information required is shown in the financial statements or notes thereto.

3.Additional data required to be furnished:

Exhibits required as part of this report are listed in the index appearing on pages 121 through 126.

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

Date:February 27, 2009

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

/s/ Michael Hawley                                                                                  /s/ Antonio M. Perez
Michael Hawley, Director                                                                       Antonio M. Perez, Director

/s/ William H. Hernandez                                                                        /s/ Hector de J. Ruiz
William H. Hernandez, Director                                                             Hector de J. Ruiz, Director

/s/ Douglas R. Lebda                                                                              /s/ Dennis F. Strigl
Douglas R. Lebda, Director                                                                   Dennis F. Strigl, Director

/s/ Debra L. Lee                                                                                       /s/ Laura D’Andrea Tyson
Debra L. Lee, Director                                                                            Laura D’Andrea Tyson, Director

Date:February 27, 2009

Schedule II
Eastman Kodak Company
Valuation and Qualifying Accounts

	Balance at	Charges to	Amounts	Balance at
	Beginning	Earnings	Written	End of
(in millions)	Of Period	and Equity	Off	Period

Year ended December 31, 2008
Deducted in the Statement of Financial Position:
From Current Receivables:
Reserve for doubtful accounts	$83	$42	$35	$90
Reserve for loss on returns and allowances	31	16	24	23
Total	$114	$58	$59	$113

From Long-Term Receivables and Other Noncurrent Assets:
Reserve for doubtful accounts	$6	$2	$-	$8

From Deferred Tax Assets:
Valuation allowance	$1,249	$542	$126	$1,665

Year ended December 31, 2007
Deducted in the Statement of Financial Position:
From Current Receivables:
Reserve for doubtful accounts	$97	$25	$39	$83
Reserve for loss on returns and allowances	37	16	22	31
Total	$134	$41	$61	$114

From Long-Term Receivables and Other Noncurrent Assets:
Reserve for doubtful accounts	$8	$1	$3	$6

From Deferred Tax Assets:
Valuation allowance	$1,849	$11	$611	$1,249

Year ended December 31, 2006
Deducted in the Statement of Financial Position:
From Current Receivables:
Reserve for doubtful accounts	$111	$50	$64	$97
Reserve for loss on returns and allowances	33	26	22	37
Total	$144	$76	$86	$134

From Long-Term Receivables and Other Noncurrent Assets:
Reserve for doubtful accounts	$9	$(1)	$-	$8

From Deferred Tax Assets:
Valuation allowance	$1,328	$655	$134	$1,849

Eastman Kodak Company
Index to Exhibits
Exhibit
Number

(3.1)	Certificate of Incorporation, as amended and restated May 11, 2005.
(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for thequarterly period ended June 30, 2005, Exhibit 3.)

(3.2)	By-laws, as amended and restated May 11, 2005.
(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, Exhibit 3.)

(4.1)	Indenture dated as of January 1, 1988 between Eastman Kodak Company and The Bank of New York asTrustee.
(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscalyear ended December 25, 1988, Exhibit 4.)

(4.2)
First Supplemental Indenture dated as of September 6, 1991 and Second Supplemental Indenture datedas of September 20, 1991, each between Eastman Kodak Company and The Bank of New York asTrustee, supplementing the Indenture described in (4.1).

(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscalyear ended December 31, 1991, Exhibit 4.)

(4.3)	Third Supplemental Indenture dated as of January 26, 1993, between Eastman Kodak Company andThe Bank of New York as Trustee, supplementing the Indenture described in (4.1).
(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal yearended December 31, 1992, Exhibit 4.)

(4.4)	Fourth Supplemental Indenture dated as of March 1, 1993, between Eastman Kodak Company and The Bank of New York as Trustee, supplementing the Indenture described in (4.1).
(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Exhibit 4.)

(4.5)	Form of the 7.25% Senior Notes due 2013.
(Incorporated by reference to the Eastman Kodak Company Current Report on Form 8-K for the date October 10, 2003 as filed on October 10, 2003, Exhibit 4.)

(4.6)	Resolutions of the Committee of the Board of Directors of Eastman Kodak Company, adoptedon October 7, 2003, establishing the terms of the Securities.
(Incorporated by reference to the Eastman Kodak Company Current Report on Form 8-K for the date October 10, 2003 as filed on October 10, 2003, Exhibit 4.)

(4.7)	Fifth Supplemental Indenture, dated October 10, 2003, between Eastman Kodak Company and The Bank of New York, as Trustee.
(Incorporated by reference to the Eastman Kodak Company Current Report on Form 8-K for thedate October 10, 2003 as filed on October 10, 2003, Exhibit 4.)

(4.8)
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
(Incorporated by reference to the Eastman Kodak Company Current Report on Form 8-K, filed on October 24, 2005, Exhibit 4.1.)

Eastman Kodak Company
Index to Exhibits (continued)

Exhibit
Number

(4.9)	Security Agreement, dated as of October 18, 2005, among Eastman Kodak Company, the subsidiary grantorsidentified therein and Citicorp USA, Inc., as agent, relating to the Secured Credit Agreement.
(Incorporated by reference to the Eastman Kodak Company Current Report on Form 8-K, filed on October24, 2005, Exhibit 4.2.)

(4.10)	Canadian Security Agreement, dated as of October 18, 2005, among Kodak Graphic CommunicationsCanada Company and Citicorp USA, Inc., as agent, relating to the Secured Credit Agreement.
(Incorporated by reference to the Eastman Kodak Company Current Report on Form 8-K, filed on October24, 2005, Exhibit 4.3.)

Eastman Kodak Company and certain subsidiaries are parties to instruments defining the rights of holders of long-term debt that was not registered under the Securities Act of 1933.  Eastman Kodak Company has undertaken to furnish a copy of these instruments to the Securities and Exchange Commission upon request.

(10.1)     Philip J. Faraci Agreement dated November 3, 2004.
   (Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended
   December 31, 2005, Exhibit 10.)

   Amendment, dated February 28, 2007, to Philip J. Faraci Letter Agreement dated November 3, 2004.
   (Incorporated by reference to the Eastman Kodak Company Current Report on Form 8-K, filed on March 1, 2007, Exhibit 99.2.)

   Second Amendment, dated December 9, 2008, to Philip J. Faraci Letter Agreement Dated November 3, 2004.

(10.2)	Eastman Kodak Company Deferred Compensation Plan for Directors, as amended and restated effective January 1, 2009.

(10.3)
Eastman Kodak Company Non-Employee Director Annual Compensation Program.  The equity portion of the retainer became effective December 11, 2007; the cash portion of the retainer became effective January 1, 2008.

(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2007, Exhibit 10.)

(10.4)	1982 Eastman Kodak Company Executive Deferred Compensation Plan, as amended and restated effective January 1, 2009.

Eastman Kodak Company
Index to Exhibits (continued)

Exhibit
Number

(10.5)	Eastman Kodak Company 2005 Omnibus Long-Term Compensation Plan, as amended, effective January 1,2009.

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
(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, Exhibit 10.)

Form of Award Notice for Annual Director Stock Option Grant under the 2005 Omnibus Long-Term Compensation Plan.
(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, Exhibit 10.)

Form of Award Notice for Annual Director Restricted Stock Grant under the 2005 Omnibus Long-Term Compensation Plan.
(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, Exhibit 10.)

Form of Administrative Guide for Leadership Stock Program under the 2005 Omnibus Long-Term Compensation Plan.
(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, Exhibit 10.)

(10.6)	Administrative Guide for the 2006-2007 Performance Cycle of the Leadership Stock Program under Article 7 (Performance Awards) of the 2005 Omnibus Long-Term Compensation Plan.

(10.7)	Administrative Guide for the 2007 Performance Cycle of the Leadership Stock Program under Article 7 (Performance Awards) of the 2005 Omnibus Long-Term Compensation Plan.

(10.8)	Administrative Guide for the 2008 Performance Cycle of the Leadership Stock Program under Article 7 (Performance Awards) of the 2005 Omnibus Long-Term Compensation Plan

Eastman Kodak Company
Index to Exhibits (continued)

Exhibit
Number

(10.9)	Administrative Guide for September 16, 2008 Restricted Stock Unit Grant under the 2005 Omnibus Long-term Compensation Plan.

(10.10)	Form of Administrative Guide for Restricted Stock Unit Grant under the 2005 Omnibus Long-term Compensation Plan.

(10.11)    Frank S. Sklarsky Agreement dated September 19, 2006.
(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, Exhibit 10.1.)

                Amendment, dated September 26, 2006, to Frank S. Sklarsky Agreement dated September 19, 2006.
(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for thequarterly period ended
                September 30, 2006, Exhibit 10.2.)

(10.12)	Eastman Kodak Company 1995 Omnibus Long-Term Compensation Plan, as amended, effective as of November 12, 2001.
(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for thefiscal year ended December 31, 1996, the Quarterly Report on Form 10-Q for the quarterly periodended March 31, 1997, the Quarterly Report on Form 10-Q for the quarterly period ended March31, 1998, the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, theQuarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, the QuarterlyReport on Form 10-Q for the quarterly period ended September 30, 1999, the Annual Report onForm 10-K for the fiscal year ended December 31, 1999, and the Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Exhibit 10.)

(10.13)	Kodak Executive Financial Counseling Program.
(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Exhibit 10.)

(10.14)	Personal Umbrella Liability Insurance Coverage.
Eastman Kodak Company provides $5,000,000 personal umbrella liability insurance coverage to its approximately 160 key executives.  The coverage, which is insured through The MayflowerInsurance Company, Ltd., supplements participants’ personal coverage.  The Company pays the cost of this insurance.  Income is imputed to participants.
(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 1995, Exhibit 10.)

(10.15)	James Langley Agreement dated August 12, 2003.
(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2004, Exhibit 10.)

Amendment, dated February 28, 2007, to James T. Langley Letter Agreement dated August 12, 2003.
(Incorporated by reference to the Eastman Kodak Company Current Report on Form 8-K, filed on March 1, 2007, Exhibit 99.3.)

Amended leaving arrangement for James T. Langley, effective December 11, 2007.
(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2007, Exhibit 10.)

Eastman Kodak Company
Index to Exhibits (continued)

Exhibit
Number

(10.16)	Kodak Stock Option Plan, as amended and restated August 26, 2002.
(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Exhibit 10.)

(10.17)	Eastman Kodak Company 1997 Stock Option Plan, as amended effective as of March 13, 2001.

(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and the Quarterly Report on Form 10-Q for thequarterly period ended March 31, 2001, Exhibit 10.)

(10.18)	Eastman Kodak Company 2000 Omnibus Long-Term Compensation Plan, as amended, effectiveJanuary 1, 2009.

Form of Notice of Award of Non-Qualified Stock Options Granted To ________, Pursuant to the 2000 Omnibus Long-Term Compensation Plan; andForm of Notice of Award of Restricted Stock Granted To ______, Pursuant to the 2000 Omnibus Long-Term Compensation Plan.

(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2004, Exhibit 10.)

 (10.19)   Administrative Guide for the 2004-2005 Performance Cycle of the Leadership Program under Article 12 of the 2000
                Omnibus Long-Term Compensation Plan, as amended January 1, 2009.

(10.20)	Administrative Guide for the 2004-2005 Performance Cycle of the Leadership Program under Section 13 of the 2000 Omnibus Plan, as amended January 1, 2009.

(10.21)	Eastman Kodak Company Executive Compensation for Excellence and Leadership Plan, as amended,effective January 1, 2009.

(10.22)	Eastman Kodak Company Executive Protection Plan, as amended December 12, 2008, effective January 1, 2009.

(10.23)	Eastman Kodak Company Estate Enhancement Plan, as adopted effective March 6, 2000.
(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 1999, Exhibit 10.)

Eastman Kodak Company
Index to Exhibits (continued)

Exhibit
Number

(10.24)    Antonio M. Perez Agreement dated March 3, 2003.
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
(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, Exhibit 10 CC.)

Amendment, dated February 27, 2007, to Antonio M. Perez Letter Agreement dated March 3, 2003.
(Incorporated by reference to the Eastman Kodak Company Current Report on Form 8-K, filed on March 1, 2007, Exhibit 99.1).

Second Amendment, dated December 9, 2008, to Antonio M. Perez Letter Agreement dated March 3, 2003.

 (10.25)   Mary Jane Hellyar Retention Agreement dated August 14, 2006.
(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2006, Exhibit 10.)

(10.26)	Asset Purchase Agreement between Eastman Kodak Company and Onex Healthcare Holdings, Inc., dated as of January 9, 2007.
Amendment No. 1 To the Asset Purchase Agreement.
(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, Exhibit (10) CC.)

 (12)        Statement Re Computation of Ratio of Earnings to Fixed Charges.

 (18)        Letter Re Change in Accounting Principles.
(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for thequarterly period ended March 31, 2006, Exhibit 18.)

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