Form 10-Q
period 2009-03-31
EASTMAN KODAK CO
filed 2009-04-30
CIK 31235

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]  Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009
or

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
Yes   [X]             No    [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.
Yes   [   ]             No    [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large accelerated filer    [X]      Accelerated filer    [  ]      Non-accelerated filer    [  ]       Smaller reporting company   [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes    [   ]            No    [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each Class	Number of shares Outstanding at April 24, 2009
Common Stock, $2.50 par value	268,191,529

Eastman Kodak Company
Form 10-Q
March 31, 2009

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
(in millions, except per share data)

	Three Months Ended
	March 31,
	2009	2008

Net sales	$1,477	$2,093
Cost of goods sold	1,283	1,669
Gross profit	194	424
Selling, general and administrative expenses	308	385
Research and development costs	110	140
Restructuring costs, rationalization and other	109	(10)
Other operating expenses (income), net	3	(10)
Loss from continuing operations before interest expense, other (charges) income, net and income taxes	(336)	(81)
Interest expense	25	28
Other (charges) income, net	(15)	35
Loss from continuing operations before income taxes	(376)	(74)
(Benefit) provision for income taxes	(16)	40
Loss from continuing operations	(360)	(114)
Earnings (loss) from discontinued operations, net of income taxes	7	(1)
Net loss	(353)	(115)
Less: Net earnings attributable to noncontrolling interests	-	-
NET LOSS ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$(353)	$(115)

Basic and diluted net (loss) earnings per share attributable to Eastman Kodak Company common shareholders:
Continuing operations	$(1.34)	$(0.40)
Discontinued operations	0.02	-
Total	$(1.32)	$(0.40)

Amounts attributable to Eastman Kodak Company common shareholders:
Continuing operations	$(360)	$(114)
Discontinued operations	7	(1)
Total	$(353)	$(115)

Number of common shares used in basic and diluted net (loss) earnings per share	268.2	288.1

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
CONSOLIDATED STATEMENT OF RETAINED EARNINGS (Unaudited)
(in millions)

	Three Months Ended
	March 31,
	2009	2008

Retained earnings at beginning of period	$5,879	$6,474
Net loss	(353)	(115)
Loss from issuance of treasury stock	(1)	(11)
Retained earnings at end of period	$5,525	$6,348

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
CONSOLIDATED STATEMENT OF FINANCIAL POSITION (Unaudited)

(in millions)	March 31,	December 31,
	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$1,309	$2,145
Receivables, net	1,289	1,716
Inventories, net	1,038	948
Other current assets	219	195
Total current assets	3,855	5,004
Property, plant and equipment, net of accumulated depreciation of $5,254 and $5,254, respectively	1,458	1,551
Goodwill	886	896
Other long-term assets	1,730	1,728
TOTAL ASSETS	$7,929	$9,179
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other current liabilities	$2,478	$3,267
Short-term borrowings and current portion of long-term debt	51	51
Accrued income and other taxes	108	144
Total current liabilities	2,637	3,462
Long-term debt, net of current portion	1,255	1,252
Pension and other postretirement liabilities	2,301	2,382
Other long-term liabilities	1,094	1,119
Total liabilities	7,287	8,215

Commitments and Contingencies (Note 8)

Shareholders' Equity
Common stock, $2.50 par value	978	978
Additional paid in capital	905	901
Retained earnings	5,525	5,879
Accumulated other comprehensive loss	(725)	(749)
	6,683	7,009
Less: Treasury stock, at cost	(6,044)	(6,048)
Total Eastman Kodak Company shareholders’ equity	639	961
Noncontrolling interests	3	3
Total equity	642	964
TOTAL LIABILITIES AND
SHAREHOLDERS’ EQUITY	$7,929	$9,179

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
(in millions)	2009	2008

Cash flows from operating activities:
Net loss	$(353)	$(115)
Adjustments to reconcile to net cash used in operating activities:
(Earnings) loss from discontinued operations, net of income taxes	(7)	1
Depreciation and amortization	113	126
Gain on sales of businesses/assets	(1)	(3)
Non-cash restructuring and rationalization costs, asset impairments and other charges	7	1
Provision for deferred income taxes	13	33
Decrease in receivables	413	198
Increase in inventories	(107)	(177)
Decrease in liabilities excluding borrowings	(883)	(858)
Other items, net	21	27
Total adjustments	(431)	(652)
Net cash used in continuing operations	(784)	(767)
Net cash used in discontinued operations	-	(1)
Net cash used in operating activities	(784)	(768)
Cash flows from investing activities:
Additions to properties	(26)	(52)
Proceeds from sales of businesses/assets	2	55
Marketable securities - sales	7	40
Marketable securities - purchases	(8)	(43)
Net cash used in investing activities	(25)	-
Cash flows from financing activities:
Proceeds from borrowings	3	26
Repayment of borrowings	-	(15)
Debt issuance costs	(13)	-
Net cash (used in) provided by financing activities	(10)	11
Effect of exchange rate changes on cash	(17)	13
Net decrease in cash and cash equivalents	(836)	(744)
Cash and cash equivalents, beginning of period	2,145	2,947
Cash and cash equivalents, end of period	$1,309	$2,203

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
NOTES TO FINANCIAL STATEMENTS (Unaudited)

NOTE 1:  BASIS OF PRESENTATION

BASIS OF PRESENTATION

The consolidated interim financial statements are unaudited, and certain information and footnote disclosures related thereto normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with Rule 10-01 of Regulation S-X.  In the opinion of management, the accompanying unaudited consolidated financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements and reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results of operations, financial position and cash flows of Eastman Kodak Company and its subsidiaries (the Company).  The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year.  These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The Company retrospectively applied Financial Accounting Standards Board (FASB) Statement No. 160, which is described in more detail below.

RECENT ACCOUNTING PRONOUNCEMENTS

FASB Staff Position FSP FAS 157-4
In April 2009, the FASB issued FASB Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  This FSP provides guidance regarding how to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability when compared with normal market activity for the asset or liability.  In such situations, an entity may conclude that transactions or quoted prices may not be determinative of fair value, and may adjust the transactions or quoted prices to arrive at the fair value of the asset or liability.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  The Company does not believe that the adoption of this Staff Position will have a material impact on its Consolidated Financial Statements.

FASB Statement No. 141(R)
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” a revision to SFAS No. 141, “Business Combinations.”  SFAS No. 141(R) provides revised guidance for recognition and measurement of identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree at fair value.  The Statement also establishes disclosure requirements to enable the evaluation of the nature and financial effects of a business combination.  Additionally, the FASB also issued FSP 141(R)-1 in April 2009, which modified the guidance in SFAS No. 141(R) related to contingent assets and contingent liabilities.  SFAS No. 141(R), as modified by FSP 141(R)-1, is required to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of SFAS No. 141(R), as modified by FSP 141(R)-1, as of January 1, 2009 did not have a material impact on the Company’s Consolidated Financial Statements.

FASB Statement No. 160
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.”  This Statement establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent.  Specifically, SFAS No. 160 requires the presentation of noncontrolling interests as equity in the Consolidated Statement of Financial Position, and separate identification and presentation in the Consolidated Statement of Operations of net income attributable to the entity and the noncontrolling interest.  The Company adopted SFAS No. 160 as of January 1, 2009, and, as required, applied this standard to the prior period’s financial statements.  SFAS No. 160 also establishes accounting and reporting standards regarding deconsolidation and changes in a parent’s ownership interest, and these standards will be applied prospectively to any such transactions in 2009 onward. The adoption of SFAS No. 160 did not have a material impact on the Company’s Consolidated Financial Statements.

FASB Statement No. 161
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.”  This Statement amends and expands the disclosure requirements for derivative instruments and hedging activities, with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial statements.  The Company adopted SFAS No. 161 as of January 1, 2009; see Note 15, “Financial Instruments.”

FSP EITF 03-6-1
In June 2008, the FASB released FSP EITF 03-6-1 on Emerging Issues Task Force Issue 03-6, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”   The Staff Position requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities as defined in EITF 03-6, “Participating Securities and the Two Class Method under FASB Statement No. 128,”  and therefore, should be included in computing earnings per share using the two-class method.  The Staff Position was effective for the Company as of January 1, 2009, and did not have a material impact on the Company’s earnings per share.

FSP FAS 132(R)-1
In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures About Postretirement Benefit Plan Assets,” which amends SFAS No. 132(R), “Employers’ Disclosures About Pensions and Other Postretirement Benefits” to require more detailed disclosures about employers’ postretirement benefit plan assets.  New disclosures include information regarding investment strategies, major categories of plan assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of plan assets.  This FSP requires new disclosures only, and will have no impact on the Company’s Consolidated Financial Statements.  These new disclosures will be required for the Company beginning with its 2009 Annual Report on Form 10-K.

FSP FAS 107-1 and APB 28-1
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which requires that publicly traded companies include the fair value disclosures required by SFAS No. 107 in their interim financial statements.  This FSP is effective for interim reporting periods ending after June 15, 2009, and the Company will include the required disclosures in its Form 10-Q filings starting in the second quarter of 2009.

NOTE 2:  RECEIVABLES, NET

	As of
	March 31,	December 31,
(in millions)	2009	2008

Trade receivables	$1,020	$1,330
Miscellaneous receivables	269	386
Total (net of allowances of $99 and $113 as of March 31, 2009 and December 31, 2008, respectively)	$1,289	$1,716

Of the total trade receivable amounts of $1,020 million and $1,330 million as of March 31, 2009 and December 31, 2008, respectively, approximately $125 million and $218 million, respectively, are expected to be settled through customer deductions in lieu of cash payments.  Such deductions represent rebates owed to the customer and are included in Accounts payable and other current liabilities in the accompanying Consolidated Statement of Financial Position at each respective balance sheet date.  The decrease in Trade receivables was primarily due to collection of high year-end trade receivable balances combined with decreased sales in the first quarter of 2009.  The majority of the decrease in Miscellaneous receivables was the result of a payment received in the first quarter of 2009 of an intellectual property licensing agreement for which the associated revenue was recognized in 2008.

NOTE 3:  INVENTORIES, NET

	As of
(in millions)	March 31,	December 31,
	2009	2008

Finished goods	$678	$610
Work in process	206	193
Raw materials	154	145

Total	$1,038	$948

NOTE 4:  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $886 million and $896 million at March 31, 2009 and December 31, 2008, respectively.  The changes in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2009 were as follows:

(in millions)	As of March 31, 2009

		Film,
	Consumer	Photofinishing
	Digital Imaging	and Entertainment	Graphic Communications	Consolidated
	Group	Group	Group	Total

Balance as of December 31, 2008	$195	$613	$88	$896
Currency translation adjustments	(3)	(7)	-	(10)
Balance as of March 31, 2009	$192	$606	$88	$886

The gross carrying amount and accumulated amortization by major intangible asset category as of March 31, 2009 and December 31, 2008 were as follows:

(in millions)	As of March 31, 2009
	Gross Carrying	Accumulated		Weighted-Average
	Amount	Amortization	Net	Amortization Period
Technology-based	$295	$199	$96	7 years
Customer-related	271	160	111	10 years
Other	57	38	19	9 years
Total	$623	$397	$226	8 years

(in millions)	As of December 31, 2008
	Gross Carrying	Accumulated		Weighted-Average
	Amount	Amortization	Net	Amortization Period
Technology-based	$300	$190	$110	7 years
Customer-related	276	156	120	10 years
Other	57	40	17	9 years
Total	$633	$386	$247	8 years

Amortization expense related to purchased intangible assets for the three months ended March 31, 2009 and 2008 was $17 million and $19 million, respectively.

Estimated future amortization expense related to purchased intangible assets as of March 31, 2009 is as follows (in millions):

2009	$52
2010	59
2011	39
2012	25
2013	12
2014 and thereafter	39
Total	$226

NOTE 5:  ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

	As of
	March 31,	December 31,
(in millions)	2009	2008

Accounts payable, trade	$791	$1,288
Other current liabilities	1,687	1,979
Total	$2,478	$3,267

NOTE 6:  SHORT-TERM BORROWINGS AND LONG-TERM DEBT

On March 31, 2009, the Company and its subsidiary, Kodak Canada Inc. (together, the “Borrowers”), together with the Company’s U.S. subsidiaries as guarantors (the “Guarantors”), entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”), with the named lenders (the “Lenders”) and Citicorp USA, Inc. as agent, in order to amend and extend its Credit Agreement dated as of October 18, 2005 (the “Secured Credit Agreement”).

The Amended Credit Agreement provides for an asset-based revolving credit facility of up to $500 million, as further described below.  The $132 million in letters of credit previously issued under the former Secured Credit Agreement continue under the Amended Credit Agreement.  Additionally, up to $100 million of the Company’s and its subsidiaries’ obligations to various Lenders under treasury management services, hedge or other agreements or arrangements are secured by the asset based collateral under the Amended Credit Agreement.  The Amended Credit Agreement can be used for general corporate purposes, other than prepaying or redeeming the Company’s outstanding 3.375% Senior Convertible Notes due 2033.  The termination date of the Amended Credit Agreement with respect to the Lenders who agreed to the extension, and any future lenders, is March 31, 2012, and with respect to the other Lenders continues to be October 18, 2010.  As of March 31, 2009, approximately 75% of the facility amount has been extended to the 2012 termination date, and additional lenders may be added to increase this amount.

Advances under the Amended Credit Agreement will be available based on the Borrowers’ respective borrowing base from time to time.  The borrowing base is calculated based on designated percentages of eligible accounts receivable, inventory, machinery and equipment and, once mortgages are recorded, certain real property, subject to applicable reserves.  The Amended Credit Agreement provides that advances made from time to time will bear interest at applicable margins over the Base Rate, as defined, or the Eurodollar Rate.  The Company pays, on a quarterly basis, an annual fee ranging from 0.50% to 1.00% to the Lenders based on the unused commitments.

The obligations of the Borrowers are secured by liens on substantially all of their non-real estate assets and by a pledge of 65% of the stock of certain of the Company’s material non-U.S. subsidiaries, pursuant to Amended and Restated U.S. and Canadian Security Agreements.  In addition, the Company expects to mortgage certain U.S. real property for inclusion in the borrowing base for advances under the Amended Credit Agreement.  The security interests are limited to the extent necessary so that they do not trigger the cross-collateralization requirements under the Company’s indenture with Bank of New York as trustee, dated as of January 1, 1988, as amended by various supplemental indentures.

Under the terms of the Amended Credit Agreement, the Company has agreed to certain affirmative and negative covenants customary in similar asset-based lending facilities.  In the event the Company’s excess availability under the borrowing base formula under the Amended Credit Agreement falls below $100 million for three consecutive business days, among other things, the Company must maintain a fixed charge coverage ratio of not less than 1.1 to 1.0 until the excess availability is greater than $100 million for 30 consecutive days.  As of March 31, 2009, excess availability was greater than $100 million.  The Company is also required to maintain cash and cash equivalents in the U.S. of at least $250 million.  The negative covenants limit, under certain circumstances, among other things, the Company’s ability to incur additional debt or liens, make certain investments, make shareholder distributions or prepay debt, except as permitted under the terms of the Amended Credit Agreement.  The Company was in compliance with all covenants under the Amended Credit Agreement as of March 31, 2009.

The Amended Credit Agreement continues to contain customary events of default, including without limitation, payment defaults (subject to grace and cure periods in certain circumstances), breach of representations and warranties, breach of covenants (subject to grace and cure periods in certain circumstances), bankruptcy events, ERISA events, cross defaults to certain other indebtedness, certain judgment defaults and change of control. If an event of default occurs and is continuing, the Lenders may decline to provide additional advances, impose a default rate of interest, declare all amounts outstanding under the Amended Credit Agreement immediately due and payable, and require cash collateralization or similar arrangements for outstanding letters of credit.

As of March 31, 2009, the Company had no debt for borrowed money outstanding under the Amended Credit Agreement, but as noted above had outstanding letters of credit of $132 million.  In addition to the amounts outstanding under the Amended Credit Agreement, there were bank guarantees of $31 million and surety bonds of $30 million outstanding primarily to ensure the payment of possible casualty and workers' compensation claims, environmental liabilities, legal contingencies, rental payments, and to support various customs and trade activities.

In addition to the Amended Credit Agreement, the Company has other committed and uncommitted lines of credit as of March 31, 2009 totaling $33 million and $388 million, respectively.  These lines primarily support operational and borrowing needs of the Company’s subsidiaries, which include term loans, overdraft coverage, revolving credit lines, letters of credit, bank guarantees and vendor programs.  Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market conditions.  As of March 31, 2009, usage under these lines was approximately $64 million, with $2 million reflected in Short-term borrowings and current portion of long-term debt on the accompanying Consolidated Statement of Financial Position, and the balance supporting non-debt related obligations.

NOTE 7:  INCOME TAXES

The Company’s income tax provision (benefit) and effective tax rate were as follows:

(dollars in millions)	Three Months Ended
	March 31,
	2009	2008
Loss from continuing operations before income taxes	$(376)	$(74)
(Benefit) provision for income taxes	$(16)	$40
Effective tax rate	4.3%	(54.1)%
Benefit for income taxes @ 35%	$(132)	$(26)
Difference between tax at effective vs. statutory rate	$116	$66

For the three months ended March 31, 2009, the difference between the Company’s recorded benefit and the benefit that would result from applying the U.S. statutory rate of 35.0% is primarily attributable to: (1) losses generated within the U.S. and certain jurisdictions outside the U.S. that were not benefited due to management’s conclusion that it was not more likely than not that the tax benefits would be realized, (2) additional valuation allowances recorded during the period, and (3) the mix of earnings from operations in certain lower-taxed jurisdictions outside the U.S.

For the three months ended March 31, 2008, the difference between the Company’s recorded benefit and the provision that would result from applying the U.S. statutory rate of 35.0% is primarily attributable to: (1) losses generated within the U.S. and certain jurisdictions outside the U.S. that were not benefited due to management’s conclusion that it was not more likely than not that the tax benefits would be realized, (2) the mix of earnings from operations in certain lower-taxed jurisdictions outside the U.S., and (3) adjustments for uncertain tax positions and tax audits.

NOTE 8:  COMMITMENTS AND CONTINGENCIES

Environmental

The Company’s undiscounted accrued liabilities for future environmental investigation, remediation, and monitoring costs are composed of the following items:

	As of
(in millions)	March 31,	December 31,
	2009	2008

Eastman Business Park site, Rochester, NY	$62	$63
Other operating sites	11	12
Sites associated with former operations	21	21
Sites associated with the non-imaging health business sold in 1994	18	19
Total	$112	$115

These amounts are reported in Other long-term liabilities in the accompanying Statement of Financial Position.

Cash expenditures for the aforementioned investigation, remediation and monitoring activities are expected to be incurred over the next twenty-seven years for several of the sites.  For these known environmental liabilities, the accrual reflects the Company’s best estimate of the amount it will incur under the agreed-upon or proposed work plans.  The Company’s cost estimates were determined using the ASTM Standard E 2137-06, "Standard Guide for Estimating Monetary Costs and Liabilities for Environmental Matters," and have not been reduced by possible recoveries from third parties.  The overall method includes the use of a probabilistic model which forecasts a range of cost estimates for the remediation required at individual sites.  The projects are closely monitored and the models are reviewed as significant events occur, or at least once per year.  The Company’s estimate includes investigations, equipment and operating costs for remediation and long-term monitoring of the sites.  The Company does not believe it is reasonably possible that the losses for the known exposures could exceed the current accruals by material amounts.

A Consent Decree was signed in 1994 in settlement of a civil complaint brought by the U.S. Environmental Protection Agency (“EPA”) and the U.S. Department of Justice.  In connection with the Consent Decree, the Company is subject to a Compliance Schedule, under which the Company has improved its waste characterization procedures, upgraded one of its incinerators, and has upgraded its industrial sewer system.  The Company submitted a certification stating that it has completed the requirements of the Consent Decree in the fourth quarter of 2008, and expects to receive an acknowledgement of completion from the EPA in the third quarter of 2009.  No further capital expenditures are expected under this program, but Kodak is required to continue the sewer inspection program until the Decree is closed by the Court.  Costs associated with the sewer inspection program are not material.

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

Other Commitments and Contingencies

As of March 31, 2009, the Company had outstanding letters of credit of $132 million issued under the Amended Credit Agreement, as well as bank guarantees of $31 million and surety bonds in the amount of $30 million primarily to ensure the payment of possible casualty and workers’ compensation claims, environmental liabilities, legal contingencies, rental payments, and to support various customs, tax and trade activities.

The Company’s Brazilian operations are involved in governmental assessments of indirect and other taxes in various stages of litigation, primarily related to federal and state value-added taxes.  The Company is disputing these matters and intends to vigorously defend its position.  Based on the opinion of legal counsel, management does not believe that the ultimate resolution of these matters will materially impact the Company’s results of operations, financial position or cash flows.  The Company routinely assesses all these matters as to the probability of ultimately incurring a liability in its Brazilian operations, and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable.

The Company recorded a contingency accrual of approximately $20 million in the fourth quarter of 2008 related to employment litigation matters.  The employment litigation matters related to a number of cases, which had similar fact patterns related to legacy equal employment opportunity issues.  On April 27, 2009, the plaintiffs filed an unopposed motion for preliminary approval of a settlement in this action.  The motion is pending before the court.

The Company is being sued for infringement of patents alleged to be related to products in the Company’s Graphic Communications Group.  The plaintiff is seeking unspecified damages and other relief.  The parties are presently in productive settlement discussions including cross-license negotiations that could result in balancing payments by the Company of at least $30 million.

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

NOTE 9:  GUARANTEES

The Company guarantees debt and other obligations of certain customers.  The debt and other obligations are primarily due to banks and leasing companies in connection with financing of customers' purchases of equipment and product from the Company.  At March 31, 2009, the maximum potential amount of future payments (undiscounted) that the Company could be required to make under these customer-related guarantees was $66 million.  At March 31, 2009, the carrying amount of any liability related to these customer guarantees was not material.

The customer financing agreements and related guarantees, which mature between 2009 and 2014, typically have a term of 90 days for product and short-term equipment financing arrangements, and up to five years for long-term equipment financing arrangements.  These guarantees would require payment from the Company only in the event of default on payment by the respective debtor.  In some cases, particularly for guarantees related to equipment financing, the Company has collateral or recourse provisions to recover and sell the equipment to reduce any losses that might be incurred in connection with the guarantees.  However, any proceeds received from the liquidation of these assets may not cover the maximum potential loss under these guarantees.

Despite the current economic environment, the Company believes that the guarantees disclosed above will not have a material impact on the results of operations or financial position of the Company.  With respect to the guarantees that the Company issued in the quarter ended March 31, 2009, the Company assessed the fair value of its obligation to stand ready to perform under these guarantees by considering the likelihood of occurrence of the specified triggering events or conditions requiring performance as well as other assumptions and factors.

Eastman Kodak Company (“EKC”) also guarantees amounts owed to banks and other third parties for some of its consolidated subsidiaries.  The maximum amount guaranteed is $285 million, and the outstanding amount for those guarantees is $189 million with $174 million recorded within the Short-term borrowings and current portion of long-term debt, and Long-term debt, net of current portion components in the accompanying Consolidated Statement of Financial Position.  These guarantees expire in 2009 through 2013.  Pursuant to the terms of the Company's Amended Credit Agreement, obligations of the Borrowers to the Lenders under the Amended Credit Agreement, as well as secured agreements in an amount not to exceed $100 million, are guaranteed by the Company and the Company’s U.S. subsidiaries.

During the fourth quarter of 2007, EKC issued a guarantee to Kodak Limited (the “Subsidiary”) and the Trustees (the “Trustees”) of the Kodak Pension Plan of the United Kingdom (the “Plan”).  Under this arrangement, EKC guarantees to the Subsidiary and the Trustees the ability of the Subsidiary, only to the extent it becomes necessary to do so, to (1) make contributions to the Plan to ensure sufficient assets exist to make plan benefit payments, and (2) make contributions to the Plan such that it will achieve full funded status by the funding valuation for the period ending December 31, 2015.  The guarantee expires upon the conclusion of the funding valuation for the period ending December 31, 2015 whereby the Plan achieves full funded status or earlier, in the event that the Plan achieves full funded status for two consecutive funding valuation cycles which are typically performed at least every three years.  The limit of potential future payments is dependent on the funding status of the Plan as it fluctuates over the term of the guarantee.  The Plan’s local funding valuation was completed in March 2009.  EKC and the Subsidiary are in discussions with the Trustees regarding the amount of future annual contributions and the date by which the Plan will achieve full funded status.  These negotiations may require changes to the existing guarantee described above.  The funded status of the Plan (calculated in accordance with U.S. GAAP) is included in Pension and other postretirement liabilities presented in the Consolidated Statement of Financial Position.

Indemnifications

The Company issues indemnifications in certain instances when it sells businesses and real estate, and in the ordinary course of business with its customers, suppliers, service providers and business partners.  Further, the Company indemnifies its directors and officers who are, or were, serving at the Company's request in such capacities.  Historically, costs incurred to settle claims related to these indemnifications have not been material to the Company’s financial position, results of operations or cash flows.  Additionally, the fair value of the indemnifications that the Company issued during the quarter ended March 31, 2009 was not material to the Company’s financial position, results of operations or cash flows.

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

(in millions)

Accrued warranty obligations as of December 31, 2008	$65
Actual warranty experience during 2009	(20)
2009 warranty provisions	9
Accrued warranty obligations as of March 31, 2009	$54

The Company also offers its customers extended warranty arrangements that are generally one year, but may range from three months to three years after the original warranty period.  The Company provides repair services and routine maintenance under these arrangements.  The Company has not separated the extended warranty revenues and costs from the routine maintenance service revenues and costs, as it is not practicable to do so.  Therefore, these revenues and costs have been aggregated in the discussion that follows.  Costs incurred under these arrangements for the three months ended March 31, 2009 amounted to $40 million.  The change in the Company's deferred revenue balance in relation to these extended warranty and maintenance arrangements from December 31, 2008 to March 31, 2009, which is reflected in Accounts payable and other current liabilities in the accompanying Consolidated Statement of Financial Position, was as follows:

(in millions)

Deferred revenue as of December 31, 2008	$153
New extended warranty and maintenance arrangements in 2009	106
Recognition of extended warranty and maintenance arrangement revenue in 2009	(105)
Deferred revenue as of March 31, 2009	$154

NOTE 10:  RESTRUCTURING AND RATIONALIZATION LIABILITIES

2009 Program

On December 17, 2008, the Company committed to a plan to implement a targeted cost reduction program (the 2009 Program) to more appropriately size the organization as a result of the current economic environment.  The program involves the rationalization of selling, marketing, administrative, research and development, supply chain and other business resources in certain areas and the consolidation of certain facilities.

In connection with the 2009 Program, the Company expects to incur total restructuring charges in the range of $250 million to $300 million, including $225 million to $265 million of cash related charges for termination benefits and other exit costs, and $25 million to $35 million of non-cash accelerated depreciation charges and asset write-offs.  The 2009 Program will require expenditures from corporate cash in the range of $125 million to $175 million, as most of the termination benefits for U.S. employees will be provided in the form of special retirement benefits (Special Termination Program (STP) benefits) payable from the Company’s over-funded U.S. pension plan.  The majority of the actions contemplated by the 2009 Program will be completed in the first half of 2009, with all actions under the program expected to be completed by the end of 2009.  The 2009 Program is expected to result in employment reductions in the range of 2,000 to 3,000 positions when complete.  When combined with rationalization actions taken in late 2008, the Company expects to reduce its worldwide employment by between 3,500 and 4,500 positions during 2009, approximately 14% to 18% of its total workforce.  Including the impact of carryover actions from 2008, the Company expects to make payments from corporate cash in 2009 in the range of $225 million to $275 million.

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

Restructuring and Ongoing Rationalization Reserve Activity

The activity in the accrued balances and the non-cash charges and credits incurred in relation to restructuring initiatives and ongoing rationalization activities for the three months ended March 31, 2009 were as follows:

			Long-lived Asset
		Exit	Impairments
	Severance	Costs	and Inventory	Accelerated
(in millions)	Reserve	Reserve	Write-downs	Depreciation	Total

Balance as of 12/31/08	$109	$21	$-	$-	130

Q1 2009 charges	94	15	3	4	116
Q1 2009 utilization/cash payments	(43)	(5)	(3)	(4)	(55)
Q1 2009 other adjustments & reclasses (1)	(40)	-	-	-	(40)
Balance as of 3/31/09	$120	$31	$-	$-	$151

(1)
Includes $37 million of severance-related charges for pension plan curtailments, settlements, and special termination benefits, which are reflected in Pension and other postretirement liabilities and Other long-term assets in the Consolidated Statement of Financial Position.  The remaining $3 million reflects foreign currency translation adjustments.

The $116 million of charges for the first quarter of 2009 includes $4 million of charges for accelerated depreciation and $3 million of charges for inventory write-downs, which were reported in Cost of goods sold in the accompanying Consolidated Statement of Operations for the three months ended March 31, 2009.  The remaining costs incurred, net of reversals, of $109 million were reported as Restructuring costs, rationalization and other in the accompanying Consolidated Statement of Operations for the three months ended March 31, 2009.  The severance and exit costs reserves require the outlay of cash, while long-lived asset impairments, accelerated depreciation and inventory write-downs represent non-cash items.

The severance costs related to the elimination of approximately 1,600 positions, including approximately 850 manufacturing, 300 research and development, and 450 administrative positions.  The geographic composition of the positions eliminated includes approximately 1,050 in the United States and Canada, and 550 throughout the rest of the world.

The charges of $116 million recorded in the first quarter of 2009 included $33 million applicable to FPEG, $14 million applicable to CDG, $52 million applicable to GCG, and $17 million that was applicable to manufacturing, research and development, and administrative functions, which are shared across all segments.

As a result of these initiatives, severance payments will be paid during periods through 2009 since, in many instances, the employees whose positions were eliminated can elect or are required to receive their payments over an extended period of time.  In addition, certain exit costs, such as long-term lease payments, will be paid over periods throughout 2009 and beyond.

NOTE 11:  RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of the net periodic benefit cost for all major funded and unfunded U.S. and Non-U.S. defined benefit plans for the three months ended March 31 are as follows:

	Three Months Ended March 31,
(in millions)	2009		2008
	U.S.	Non-U.S.	U.S.	Non-U.S.
Major defined benefit plans:
Service cost	$13	$3	$14	$6
Interest cost	77	42	77	57
Expected return on plan assets	(118)	(47)	(136)	(68)
Amortization of:
Recognized net actuarial loss	1	2	1	16
Pension (income) expense before special termination benefits, curtailments, and settlements	(27)	-	(44)	11
Special termination benefits	36	-	5	1
Curtailment losses (gains)	1	-	(9)	-
Net pension expense (income)	10	-	(48)	12
Other plans including unfunded plans	-	(2)	-	2
Total net pension expense (income) from continuing operations	$10	$(2)	$(48)	$14

For the three months ended March 31, 2009 and 2008, $36 million and $6 million, respectively, of special termination benefits charges were incurred as a result of the Company's restructuring actions and, therefore, have been included in Restructuring costs, rationalization and other in the Consolidated Statement of Operations.  In addition, curtailment losses (gains) for the major funded and unfunded U.S. and Non-U.S. defined benefit plans totaling $1 million and ($7) million for the three months ended March 31, 2009 and 2008, respectively, were also incurred as a result of the Company’s restructuring actions and, therefore, have been included in Restructuring costs, rationalization and other in the Consolidated Statement of Operations for those respective periods.

The Company made contributions (funded plans) or paid benefits (unfunded plans) totaling approximately $23 million relating to its major U.S. and non-U.S. defined benefit pension plans in the first quarter of 2009.  The Company expects its contribution (funded plans) and benefit payment (unfunded plans) requirements for its major U.S. and non-U.S. defined benefit pension plans for the balance of 2009 to be approximately $95 million.

Postretirement benefit costs for the Company's U.S., United Kingdom and Canada postretirement benefit plans, which represent the Company's major postretirement plans, includes:

	Three Months Ended
	March 31,
(in millions)	2009	2008

Service cost	$-	$2
Interest cost	24	39
Amortization of:
Prior service credit	(17)	(10)
Recognized net actuarial loss	5	6
Other postretirement benefit cost before curtailments and settlements	12	37
Curtailment gain	-	(5)
Settlement gain	-	(2)
Total net postretirement benefit expense	$12	$30

As a result of the Company’s restructuring actions, its U.S., United Kingdom and Canada postretirement benefit plans incurred curtailment gains of $0 and $3 million for the three months ended March 31, 2009 and 2008, respectively, and have been included in Restructuring costs, rationalization and other in the Consolidated Statement of Operations for those respective periods.

The Company paid benefits totaling approximately $41 million relating to its U.S., United Kingdom and Canada postretirement benefit plans in the first quarter of 2009.  The Company expects to pay benefits of approximately $130 million for these postretirement plans for the balance of 2009.

The Company accounts for its defined benefit pension and other postretirement plans in accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106 and 132(R)).”  SFAS No. 158 requires that the funded status of all overfunded plans be aggregated and presented as an asset.  The funded status of all underfunded plans must also be aggregated and presented as a liability.  As of March 31, 2009 and December 31, 2008 the funded status of all overfunded plans was approximately $840 million and $765 million, respectively, which is reflected in Other long-term assets in the Company’s Consolidated Statement of Financial Position.  As of March 31, 2009 and December 31, 2008, the funded status of all underfunded plans was approximately $2.3 billion and $2.4 billion, respectively.  In accordance with SFAS No. 158 the measurement date used to determine the funded status of each of the Company’s pension and other postretirement benefits plan is December 31 of the prior year unless certain remeasurement events occur.

Certain of the Company's retirement plans were remeasured during the first quarter of 2009.  The remeasurement of the funded status of those plans during the quarter decreased the Company's recognized defined benefit and other postretirement benefit plan obligation by $56 million.

The Kodak Retirement Income Plan (”KRIP”) is the major U.S. defined benefit pension plan.  During the fourth quarter of 2008, the Kodak Retirement Income Plan Committee (“KRIPCO,” the committee that overseas KRIP) approved a change to KRIP’s asset portfolio with the intention of re-assessing the asset allocation and completing a new asset and liability study in early 2009.  During the first quarter of 2009, as intended, KRIPCO again approved a change in the asset allocation for the KRIP.  A new asset and liability study was completed and resulted in an 8.75% expected long-term rate of return on plan asset assumption (“EROA”).  As the KRIP was remeasured as of March 31, 2009, the Company’s long-term assumption for EROA for the remainder of 2009 has been updated to reflect this change in asset allocation.

NOTE 12:  EARNINGS PER SHARE

Basic earnings per share computations are based on the weighted-average number of shares of common stock outstanding during the year.  As a result of the net loss from continuing operations presented for the three months ended March 31, 2009 and 2008, the Company calculated diluted earnings per share using weighted-average basic shares outstanding for each period, as utilizing diluted shares would be anti-dilutive to loss per share.

The following potential shares of the Company’s common stock were not included in the computation of diluted earnings per share for the three months ended March 31, 2009 and 2008 because the Company reported a net loss from continuing operations; therefore, the effects would be anti-dilutive:

	For the Three Months Ended
	March 31,
(in millions of shares)	2009	2008

Total employee stock options outstanding	23.1	30.1
Total unvested share-based awards outstanding	3.0	1.6
Total anti-dilutive potential common shares outstanding	26.1	31.7

The majority of the Company’s outstanding stock options would not have been dilutive if the Company had reported earnings from continuing operations because their exercise prices exceeded the average market price of the Company’s stock for both periods presented.

Diluted earnings per share calculations could also reflect shares related to the assumed conversion of approximately $575 million in outstanding contingent convertible notes (the “Convertible Securities”), if dilutive.  The Company’s diluted loss per share amounts exclude the effect of the Convertible Securities, as they were anti-dilutive for all periods presented.

NOTE 13:  SHAREHOLDERS' EQUITY

The Company has 950 million shares of authorized common stock with a par value of $2.50 per share, of which 391 million shares had been issued as of March 31, 2009 and December 31, 2008.  Treasury stock at cost consists of approximately 123 million shares as of March 31, 2009 and December 31, 2008.

Comprehensive Income

	Three Months Ended March 31,
(in millions)	2009	2008

Net loss	$(353)	$(115)
Realized and unrealized gain (loss) from hedging activity, net of tax	8	(4)
Currency translation adjustments	(35)	120
Pension and other postretirement benefit plan obligation activity, net of tax	51	64
Total comprehensive (loss) income, net of tax	$(329)	$65

NOTE 14:  SEGMENT INFORMATION

Current Segment Reporting Structure

The Company has three reportable segments: Consumer Digital Imaging Group (“CDG”), Film, Photofinishing and Entertainment Group (“FPEG”), and Graphic Communications Group (“GCG”).  The balance of the Company's continuing operations, which individually and in the aggregate do not meet the criteria of a reportable segment, are reported in All Other.  A description of the segments is as follows:

Consumer Digital Imaging Group Segment (“CDG”):  CDG encompasses digital still and video cameras, digital devices such as picture frames, snapshot printers and related media, kiosks and related media, APEX drylab systems, consumer inkjet printing, Kodak Gallery, and imaging sensors.  CDG also includes the licensing activities related to the Company's intellectual property in digital imaging products.

Film, Photofinishing and Entertainment Group Segment (“FPEG”):  FPEG encompasses consumer and professional film, one-time-use cameras, graphic arts film, aerial and industrial film, and entertainment imaging products and services.   In addition, this segment also includes paper and output systems, and photofinishing services.  This segment provides consumers, professionals, cinematographers, and other entertainment imaging customers with film-related products and services and also provides graphic arts film to the graphics industry.  As previously announced, Kodak closed its Qualex central lab operations in the U.S. and Canada at the end of March 2009.

Graphic Communications Group Segment (“GCG”): GCG serves a variety of customers in the creative, in-plant, data center, commercial printing, packaging, newspaper and digital service bureau market segments with a range of software, media and hardware products that provide customers with a variety of solutions for prepress equipment, workflow software, analog and digital printing, and document scanning.  Products and related services include workflow software and digital controllers; digital printing, which includes commercial inkjet and electrophotographic products, including equipment, consumables and service; prepress consumables; prepress equipment; and document scanners.

All Other:  All Other is composed of Kodak's display business and other small, miscellaneous businesses.

Segment financial information is shown below:

	Three Months Ended March 31,
(in millions)	2009	2008

Net sales from continuing operations:

Consumer Digital Imaging Group	$369	$554
Film, Photofinishing and Entertainment Group	503	724
Graphic Communications Group	603	812
All Other	2	3
Consolidated total	$1,477	$2,093

	Three Months Ended March 31,
(in millions)	2009	2008

(Loss) earnings from continuing operations before interest expense, other (charges) income, net and income taxes:

Consumer Digital Imaging Group	$(157)	$(111)
Film, Photofinishing and Entertainment Group	8	26
Graphic Communications Group	(60)	(1)
All Other	(3)	(4)
Total of segments	(212)	(90)
Restructuring costs, rationalization and other	(116)	9
Other operating (expenses) income, net	(3)	10
Legal contingencies and settlements	(5)	(10)
Interest expense	(25)	(28)
Other (charges) income, net	(15)	35
Consolidated loss from continuing operations before income taxes	$(376)	$(74)

(in millions)	As of March 31, 2009	As of December 31, 2008

Segment total assets:

Consumer Digital Imaging Group	$1,498	$1,647
Film, Photofinishing and Entertainment Group	2,408	2,563
Graphic Communications Group	2,115	2,190
All Other	1	8
Total of segments	6,022	6,408
Cash and marketable securities	1,319	2,155
Deferred income tax assets	587	620
Other corporate assets/reserves	1	(4)
Consolidated total assets	$7,929	$9,179

NOTE 15:  FINANCIAL INSTRUMENTS

The Company, as a result of its global operating and financing activities, is exposed to changes in foreign currency exchange rates, commodity prices, and interest rates, which may adversely affect its results of operations and financial position.  The Company manages such exposures, in part, with derivative financial instruments.

Foreign currency forward contracts are used to hedge existing foreign currency denominated assets and liabilities, especially those of the Company’s International Treasury Center.  These contracts are not designated as hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and are marked to market through net earnings (loss) at the same time that the exposed assets and liabilities are remeasured through net earnings (loss) (reflected in Other (charges) income, net).  The notional amounts of such contracts open at March 31, 2009 were $1.2 billion.

For the quarters ended March 31, 2009 and 2008, the effects of foreign currency transactions, including related hedging activities, were losses of $26 million and gains of $9 million, respectively, and are included in Other (charges) income, net in the accompanying Consolidated Statement of Operations.

Additionally, the Company may enter into foreign currency forward contracts that are designated as cash flow hedges of exchange rate risk related to forecasted foreign currency denominated intercompany sales.  There were no open contracts of this type at March 31, 2009.

The Company enters into silver forward contracts that are designated as cash flow hedges of commodity price risk related to forecasted purchases of silver.  The values of the notional amounts of such contracts open at March 31, 2009 were $38 million.  Hedge gains and losses related to these silver forward contracts are reclassified into cost of goods sold as the related silver-containing products are sold to third parties.  These gains or losses transferred to cost of goods sold are generally offset by increased or decreased costs of silver purchased in the open market.  The amount of existing gains and losses at March 31, 2009 to be reclassified into earnings within the next 12 months is a net gain of $7 million.  At March 31, 2009, the Company had hedges of forecasted purchases through December 2009.

The Company’s exposure to changes in interest rates results from its investing and borrowing activities used to meet its liquidity needs.  Long-term debt is generally used to finance long-term investments, while short-term debt is used to meet working capital requirements.

The location and fair value amounts of derivatives in the Consolidated Statement of Financial Position are shown in the following tables:
	Asset Derivatives
(in millions)	March 31, 2009		December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments under SFAS No. 133:
Commodity contracts	Other current assets	$5	Other current assets	$1

Total		$5		$1

Derivatives not designated as hedging instruments under SFAS No. 133:
Foreign exchange contracts	Other current assets	$14	Other current assets	$18
Foreign exchange contracts	Other long-term assets	1	Other long-term assets	-

Total		$15		$18

Total derivatives		$20		$19

	Liability Derivatives
(in millions)	March 31, 2009		December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments under SFAS No. 133:
Commodity contracts	Accounts payable and other current liabilities	$-	Accounts payable and other current liabilities	$4

Total		$-		$4

Derivatives not designated as hedging instruments under SFAS No. 133:
Foreign exchange contracts	Accounts payable and other current liabilities	$7	Accounts payable and other current liabilities	$80

Foreign exchange contracts	Other long-term liabilities	1	Other long-term liabilities	3

Total		$8		$83

Total derivatives		$8		$87

The location and amount of gains and losses related to derivatives reported in the Consolidated Statement of Operations are shown in the following table:

Derivatives in SFAS No. 133 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion) (a)		Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	1Q2009	1Q2008	1Q2009	1Q2008	1Q2009	1Q2008

Commodity contracts	$13	$(4)	$(3)	$7	$-	$-

(a) Amounts are included in Cost of goods sold.

Derivatives Not Designated as Hedging Instruments under SFAS No. 133	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		1Q2009	1Q2008

Foreign exchange contracts	Other income (charges), net	$(4)	$44

Total		$(4)	$44

In the event of a default under the Company's Amended Credit Agreement, or a default under any derivative contract or similar obligation of the Company, the derivative counterparties would have the right, although not the obligation, to require immediate settlement of some or all open derivative contracts at their then-current fair value, but with liability positions netted against asset positions with the same counterparty.  At March 31, 2009, the Company had open derivative contracts in liability positions with a total fair value of $8 million.

The Company does not utilize financial instruments for trading or other speculative purposes.

The Company’s financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments.  The Company manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties.  The Company has procedures to monitor the credit exposure amounts.  The maximum credit exposure at March 31, 2009 was not significant to the Company.

As of March 31, 2009, the Company had approximately $6 million of available-for-sale securities recorded as assets.  These assets were recorded at fair value, which was determined using quoted prices in active markets (Level 1 fair value measurements).  The fair values of the Company’s foreign currency forward contracts and silver forward contracts are determined using significant other observable inputs (Level 2 fair value measurements), and are determined based on the present value of expected future cash flows considering the risks involved and using discount rates appropriate for the duration of the contracts.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company’s key priorities for 2009 are:
•	Align the Company’s cost structure with external economic realities
•	Fund core investments
•	Transform portions of its product portfolio
•	Drive positive cash flow before dividends and restructuring

The continuing recessionary trends in the global economy have significantly affected the Company’s revenue during the first quarter of 2009.  The Company expects these trends to continue to affect its results in the second quarter.  The Company cannot anticipate with precision the duration and severity of the current economic downturn.  However, the Company believes that the actions being taken, as described below, will bolster its results in 2009 and position it well for the future when the global economy begins to rebound.  The demand for the Company’s consumer products was very weak in the first quarter of 2009 as a result of the drop-off of consumer discretionary spending, consistent with trends that emerged in the fourth quarter of 2008.  In addition, as it did in late 2008, the weak economic environment continued to affect global print demand, which is a key driver of the Company’s GCG business.  The GCG equipment businesses also continue to be affected by the lack of credit availability in the financial markets.  In anticipation of the continuation of the recession in 2009, the Company began to formulate and implement in the fourth quarter of 2008 and continues to implement a number of actions it deems necessary in order to successfully accomplish the key priorities listed above.

Specifically, the Company has outlined actions to focus business investments in certain areas that are core to the Company’s strategy (see below), while also maintaining an intense focus on cash generation and conservation in 2009.  On April 30, 2009, the Company announced that its Board of Directors decided to suspend future cash dividends on its common stock effective immediately.  Further, the Company also announced temporary compensation-related actions, which will reduce compensation for the chief executive officer and several other senior executives, as well as the Board of Directors, of the Company for the rest of 2009.  In addition, U.S. based employees of the Company will take one-week of unpaid leave during 2009.  These actions are in addition to a targeted cost reduction program announced earlier this year (the 2009 Program).  This 2009 cost reduction program is designed to more appropriately size the organization’s cost structure with its expected revenue reductions as a result of the current economic environment.  The program involves the rationalization of selling, marketing, administrative, research and development, supply chain and other business resources in certain areas and the consolidation of certain facilities.  Also, the Company has initiated other actions to curb discretionary expenditures and employment-related costs, as well as to reduce capital expenditures where possible.

As previously disclosed, the Company also made a decision in late 2008 to focus its investments on businesses at the core of its strategy, which are consumer inkjet, commercial inkjet (including Stream technology) and enterprise workflow.  The Company will continue to build upon its other cash generating businesses and reposition certain other businesses to generate maximum value.

In addition, on March 31, 2009, as previously disclosed, the Company and its Canadian subsidiary entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with its lenders, which provides for an asset-based revolving credit facility of up to $500 million, under certain conditions, including up to $250 million of availability for letters of credit.  Additionally, the Company is no longer subject to quarterly compliance for the two financial covenants under its previously existing credit agreement.  These two financial covenants are replaced by a minimum fixed charge coverage ratio that will apply if excess borrowing availability under the Amended Credit Agreement is less than $100 million, or in the case of certain other circumstances as described in the amended agreement.  This agreement resolves the uncertainties disclosed in the 2008 Annual Report on Form 10-K, which stated that the Company’s financial forecast at that time indicated that it was reasonably likely that during the first quarter of 2009 the Company would not be in compliance with its financial covenants associated with the previously existing credit agreement.  The Amended Credit Agreement provides continued financial flexibility for the Company in this challenging economic environment.

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

Consumer Digital Imaging Group Segment (“CDG”):  CDG encompasses digital still and video cameras, digital devices such as picture frames, snapshot printers and related media, kiosks and related media, APEX drylab systems, consumer inkjet printing, Kodak Gallery, and imaging sensors.  CDG also includes the licensing activities related to the Company's intellectual property in digital imaging products.

Film, Photofinishing and Entertainment Group Segment (“FPEG”):  FPEG encompasses consumer and professional film, one-time-use cameras, graphic arts film, aerial and industrial film, and entertainment imaging products and services.

In addition, this segment also includes paper and output systems, and photofinishing services.  This segment provides consumers, professionals, cinematographers, and other entertainment imaging customers with film-related products and services and also provides graphic arts film to the graphics industry.  As previously announced, Kodak closed its Qualex central lab operations in the U.S. and Canada at the end of March 2009.

Graphic Communications Group Segment (“GCG”): GCG serves a variety of customers in the creative, in-plant, data center, commercial printing, packaging, newspaper and digital service bureau market segments with a range of software, media and hardware products that provide customers with a variety of solutions for prepress equipment, workflow software, analog and digital printing, and document scanning.  Products and related services include workflow software and digital controllers; digital printing, which includes commercial inkjet and electrophotographic products, including equipment, consumables and service; prepress consumables; prepress equipment; and document scanners.

All Other:  All Other is composed of Kodak's display business and other small, miscellaneous businesses.

Net Sales from Continuing Operations by Reportable Segment and All Other

	Three Months Ended March 31,
(in millions)				Foreign Currency
	2009	2008	Change	Impact*
Consumer Digital Imaging Group
Inside the U.S.	$194	$291	-33%	0%
Outside the U.S.	175	263	-33	-11
Total Consumer Digital Imaging Group	369	554	-33	-5

Film, Photofinishing and Entertainment Group
Inside the U.S.	123	199	-38	0
Outside the U.S.	380	525	-28	-9
Total Film, Photofinishing and Entertainment Group	503	724	-31	-7

Graphic Communications Group
Inside the U.S.	198	267	-26	0
Outside the U.S.	405	545	-26	-9
Total Graphic Communications Group	603	812	-26	-6

All Other
Inside the U.S.	3	3	-	-
Outside the U.S.	(1)	-	-	-
Total All Other	2	3	-	-

Consolidated
Inside the U.S.	518	760	-32	0
Outside the U.S.	959	1,333	-28	-9
Consolidated Total	$1,477	$2,093	-29%	-6%

*	Represents the percentage point change in segment net sales for the period that is attributable to foreign currency fluctuations

(Loss) Earnings from Continuing Operations Before Interest Expense, Other (Charges) Income, Net and Income Taxes by Reportable Segment and All Other

	Three Months Ended March 31,
(in millions)	2009	2008	Change

Consumer Digital Imaging Group	$(157)	$(111)	-41%
Film, Photofinishing and Entertainment Group	8	26	-69%
Graphic Communications Group	(60)	(1)	-5900%
All Other	(3)	(4)	+25%
Total of segments	$(212)	$(90)	-136%
Percent of Sales	(14)%	(4)%

Restructuring costs, rationalization and other	(116)	9
Other operating (expenses) income, net	(3)	10
Legal contingencies and settlements	(5)	(10)
Interest expense	(25)	(28)
Other (charges) income, net	(15)	35
Consolidated loss from continuing operations before income taxes	$(376)	$(74)	-408%

2009 COMPARED WITH 2008

First Quarter

RESULTS OF OPERATIONS – CONTINUING OPERATIONS

CONSOLIDATED

(in millions, except per share data)	Three Months Ended
	March 31,
	2009	% of Sales	2008	% of Sales	Increase / (Decrease)	% Change

Net sales	$1,477		$2,093		$(616)	-29%
Cost of goods sold	1,283		1,669		(386)	-23%
Gross profit	194	13.1%	424	20.3%	(230)	-54%
Selling, general and administrative expenses	308	21%	385	18%	(77)	-20%
Research and development costs	110	7%	140	7%	(30)	-21%
Restructuring costs, rationalization and other	109		(10)		119
Other operating expenses (income), net	3		(10)		13	-130%
Loss from continuing operations before interest expense, other (charges) income, net and income taxes	(336)	-23%	(81)	-4%	(255)	-315%
Interest expense	25		28		(3)	-11%
Other (charges) income, net	(15)		35		(50)	-143%
Loss from continuing operations before income taxes	(376)		(74)		(302)	-408%
(Benefit) provision for income taxes	(16)		40		(56)	140%
Loss from continuing operations	(360)	-24%	(114)	-5%	(246)	-216%
Earnings (loss) from discontinued operations, net of income taxes	7		(1)		8	800%
Net loss	(353)		(115)		(238)	-207%
Net earnings attributable to noncontrolling interests	-		-		-
NET LOSS ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$(353)		$(115)		$(238)	-207%

	Three Months Ended
	March 31,		Percent Change vs. 2008
	2009 Amount	Change vs. 2008	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net sales	$1,477	-29.4%	-18.6%	-4.8%	-6.0%	n/a

Gross profit margin	13.1%	-7.2pp	n/a	-7.3pp	-4.2pp	4.3pp

Executive Summary

The Company’s operating results in the first quarter of 2009 were negatively impacted by a continued decline in demand as a result of the global economic slowdown which began in 2008.  The demand for the Company’s consumer products is largely discretionary in nature, and sales and earnings of the Company’s consumer businesses are linked to the timing of holidays, vacations, and other leisure or gifting seasons.  Continued declines in consumer spending have had significant impacts in the Company’s digital camera and digital picture frame businesses in the CDG segment.  In addition, intellectual property royalty revenue within CDG decreased versus the prior year. In the GCG segment, lack of credit availability, combined with the weak economy, has resulted in low capital spending by businesses, negatively impacting sales.  The reduction of global print demand had a negative impact on the GCG business.  The Entertainment Imaging business within the FPEG segment was negatively impacted by the uncertainty around the Screen Actors’ Guild contract and the impact of the economic climate on financing availability for independent film makers, which have resulted in delays of creation of feature films.  The weak economy is also accelerating the secular decline of Film Capture within the FPEG segment.  In response to the current economic environment, the Company has implemented a targeted cost-reduction program and other measures as discussed in the Overview above.

Revenues

For the three months ended March 31, 2009, net sales decreased significantly compared with the same period in 2008 primarily due to volume declines within all three segments driven by lower demand as a result of the global economic slowdown, particularly within Prepress Solutions in the GCG segment and Digital Capture and Devices within CDG.  Foreign exchange negatively impacted sales across all three segments, due to the strengthening of the U.S. dollar.  Unfavorable price/mix was primarily driven by Digital Capture and Devices within CDG, Entertainment Imaging within FPEG, and Digital Printing Solutions within GCG.  These declines were partially offset by strong increases in revenues from Consumer Inkjet Systems.

Gross Profit

Gross profit declined significantly in the first quarter of 2009 in dollars and as a percentage of sales, primarily due to lower revenues as discussed above, as well as unfavorable price/mix, which impacted all segments but was most prominent in CDG, and unfavorable foreign exchange.  These items were partially offset by cost improvements, driven by ongoing cost reduction efforts across all segments.

The current quarter results also include a decline of approximately $55 million in intellectual property royalty revenues as compared with the prior year quarter, related to certain arrangements under which the Company fulfilled its continuing obligations as of the end of 2008, as well as overall volume declines in the digital capture device market.  The Company expects to secure future licensing arrangements, the timing and amounts of which are difficult to predict.  These types of arrangements provide the Company with a return on portions of historical research and development investments.

Selling, General and Administrative Expenses

The decrease in consolidated selling, general and administrative expenses (SG&A) was a result of company-wide cost reduction actions to respond to the current economic conditions, and favorable foreign exchange.

Research and Development Costs

The decrease in consolidated research and development (R&D) costs was a result of focused cost reduction efforts.

Restructuring Costs, Rationalization and Other

These costs, as well as the restructuring and rationalization-related costs reported in cost of goods sold, are discussed under "RESTRUCTURING COSTS, RATIONALIZATION AND OTHER" section.

Other (Charges) Income, Net

The other (charges) income, net category primarily includes interest income, income and losses from equity investments, and foreign exchange gains and losses.  The decrease in other (charges) income, net was primarily attributable to losses on foreign exchange in the first quarter of 2009 as compared with gains on foreign exchange in the prior year quarter.  Also contributing to the decline in other (charges) income, net was a decrease in interest income due to lower interest rates and lower cash balances in the first quarter of 2009 as compared with 2008.

Income Tax (Benefit) Provision

(dollars in millions)	Three Months Ended
	March 31,
	2009	2008
Loss from continuing operations before income taxes	$(376)	$(74)
(Benefit) provision for income taxes	$(16)	$40
Effective tax rate	4.3%	(54.1)%

The change in the Company’s effective tax rate from continuing operations is primarily attributable to: (1) losses generated in the U.S. and in certain jurisdictions outside the U.S. that were not benefited due to management’s conclusion that it was not more likely than not that the tax benefits would be realized , (2) additional valuation allowances recorded during the period, (3) the mix of earnings from operations in certain lower-taxed jurisdictions outside the U.S., and (4) adjustments for uncertain tax positions and audit settlements.

CONSUMER DIGITAL IMAGING GROUP

(dollars in millions)	Three Months Ended
	March 31,
	2009	% of Sales	2008	% of Sales	Increase / (Decrease)	% Change

Net sales	$369		$554		$(185)	-33%
Cost of goods sold	382		486		(104)	-21%
Gross profit	(13)	-3.5%	68	12.3%	(81)	-119%
Selling, general and administrative expenses	101	27%	123	22%	(22)	-18%
Research and development costs	43	12%	56	10%	(13)	-23%
Loss from continuing operations before interest expense, other (charges) income, net and income taxes	$(157)	-43%	$(111)	-20%	$(46)	-41%

	Three Months Ended
	March 31,		Percent Change vs. 2008
	2009 Amount	Change vs. 2008	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net sales	$369	-33.4%	-15.5%	-12.5%	-5.4%	n/a

Gross profit margin	-3.5%	-15.8pp	n/a	-26.0pp	-7.6pp	17.8pp

Revenues

CDG’s first quarter performance reflects the continued weakness in the global economy, combined with lower intellectual property royalty revenues.  The demand for many of the consumer products within the CDG portfolio is discretionary in nature and consumer discretionary spending remains weak leading to significant declines in CDG revenues in the first quarter.

The decrease in net sales for CDG was primarily driven by declines in Digital Capture and Devices, partially offset by growth in Consumer Inkjet Systems.

Net sales of Digital Capture and Devices, which includes consumer digital still and video cameras, digital picture frames, accessories, memory products, snapshot printers and related media, and intellectual property royalties, decreased 44% in the first quarter of 2009 as compared with the prior year quarter, primarily reflecting lower intellectual property royalties (see gross profit discussion below), lower volumes of digital cameras and digital picture frames as a result of continuing weakness in consumer demand, unfavorable price/mix, and unfavorable foreign exchange.

Net sales of Retail Systems Solutions, which includes kiosks and related media and APEX drylab systems, decreased 21% in the first quarter of 2009, driven by lower media volumes, unfavorable price/mix, and unfavorable foreign exchange.  The decline in media volumes was largely driven by inventory contraction at major U.S. retailers, whereas global consumer demand increased slightly.

Net sales of Consumer Inkjet Systems, which includes inkjet printers and related consumables, increased significantly, reflecting volume improvements due to consumer response to the Company’s unique value proposition, resulting in gains in market share, and favorable price/mix, partially offset by unfavorable foreign exchange.

Gross Profit

The significant decrease in gross profit both in dollars and as a percentage of sales for CDG was primarily attributable to the effects of lower revenues as mentioned above, as well as unfavorable price/mix primarily within Digital Capture and Devices due to lower intellectual property royalty revenues, and unfavorable foreign exchange.  Partially offsetting these unfavorable factors were the benefit of lower product costs and favorable price/mix versus prior year within Consumer Inkjet Systems.

The current quarter results include a decline of approximately $55 million in intellectual property royalty revenues as compared with the prior year quarter, related to certain arrangements under which the Company fulfilled its continuing obligations as of the end of 2008, as well as overall volume declines in the digital capture device market.  The Company expects to secure future licensing arrangements, the timing and amounts of which are difficult to predict.  These types of arrangements provide the Company with a return on portions of historical Research and Development investments.

Selling, General and Administrative Expenses

The decrease in SG&A expenses for CDG was primarily driven by focused cost reduction actions to respond to the current economic conditions.

Research and Development Costs

The decrease in R&D costs for CDG was primarily attributable to lower spending related to Consumer Inkjet Systems, resulting from the movement of product offerings from the development phase into the market introduction and growth phases, as well as portfolio rationalization within the other CDG businesses.

FILM, PHOTOFINISHING AND ENTERTAINMENT GROUP

(dollars in millions)	Three Months Ended
	March 31,
	2009	% of Sales	2008	% of Sales	Increase / (Decrease)	% Change

Net sales	$503		$724		$(221)	-31%
Cost of goods sold	414		578		(164)	-28%
Gross profit	89	17.7%	146	20.2%	(57)	-39%
Selling, general and administrative expenses	72	14%	104	14%	(32)	-31%
Research and development costs	9	2%	16	2%	(7)	-44%
Earnings from continuing operations before interest expense, other (charges) income, net and income taxes	$8	2%	$26	4%	$(18)	-69%

	Three Months Ended
	March 31,		Percent Change vs. 2008
	2009 Amount	Change vs. 2008	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net sales	$503	-30.5%	-21.4%	-2.5%	-6.6%	n/a

Gross profit margin	17.7%	-2.5pp	n/a	-0.3pp	-4.8pp	2.6pp

Revenues

Net sales for FPEG decreased 31% primarily due to Film Capture and Traditional Photofinishing.  Net worldwide sales of Film Capture and Traditional Photofinishing decreased 49% and 30%, respectively, in the three months ended March 31, 2009 as compared with the first quarter of 2008, primarily reflecting continuing secular declines in both of these SPGs, which are accelerated in the current economic environment, and unfavorable foreign exchange.

Net worldwide sales for Entertainment Imaging decreased 18% compared with the prior year period, primarily reflecting unfavorable foreign exchange and price/mix, as well as lower volumes due to the uncertainty around the Screen Actors’ Guild contract and the impact of the economic climate on financing availability for independent film makers, which have resulted in delays of creation of feature films.

Gross Profit

The decrease in FPEG gross profit in both dollars and as a percentage of sales was primarily driven by lower sales volumes as mentioned above, as well as unfavorable price/mix within Entertainment Imaging, and also by unfavorable foreign exchange.  This was partially offset by lower postemployment benefit costs as a result of amendments made in the third quarter of 2008 to certain of the Company’s U.S. postemployment benefits.

Selling, General and Administrative Expenses

The decline in SG&A expenses for FPEG was attributable to focused cost reduction actions to respond to the current economic conditions, as well as lower postemployment benefit costs.

GRAPHIC COMMUNICATIONS GROUP

(dollars in millions)	Three Months Ended
	March 31,
	2009	% of Sales	2008	% of Sales	Increase / (Decrease)	% Change

Net sales	$603		$812		$(209)	-26%
Cost of goods sold	476		594		(118)	-20%
Gross profit	127	21.1%	218	26.8%	(91)	-42%
Selling, general and administrative expenses	134	22%	157	19%	(23)	-15%
Research and development costs	53	9%	62	8%	(9)	-15%
Loss from continuing operations before interest expense, other (charges) income, net and income taxes	$(60)	-10%	$(1)	0%	$(59)	-5900%

	Three Months Ended
	March 31,		Percent Change vs. 2008
	2009 Amount	Change vs. 2008	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net sales	$603	-25.7%	-18.4%	-1.6%	-5.7%	n/a

Gross profit margin	21.1%	-5.7pp	n/a	-1.9pp	-1.5pp	-2.3pp

Revenues

GCG’s first quarter revenue declines reflect the impact of ongoing global economic uncertainties, which have depressed the global print demand and associated capital investments in the printing industry.

As a result, net sales in GCG for the quarter decreased 26%, driven by volume declines within Prepress Solutions, Document Imaging, and Enterprise Solutions. Net sales were also negatively impacted by foreign exchange, and by unfavorable price/mix within Digital Printing Solutions.

Net sales of Prepress Solutions decreased 29%, primarily driven by volume declines, and unfavorable foreign exchange.  The overall volume performance was driven largely by reductions in global print demand, which reduced demand for plate consumables and prepress equipment.

Net sales of Digital Printing Solutions decreased 12%, primarily driven by unfavorable price/mix and unfavorable foreign exchange.  Overall equipment volumes were essentially flat for the quarter.  Favorable volume in placements of commercial inkjet equipment was largely offset by declines in black-and-white electrophotographic equipment, as customers continue to convert to solutions that offer color options.  Page volume for color electrophotographic printing grew by 4% as compared with the prior year quarter.  Unfavorable price/mix was driven by color electrophotographic equipment and consumables due to general price erosion and capital investments that were skewed toward lower-priced models.

Net sales of Document Imaging decreased by 22%, driven by lower volumes and unfavorable foreign exchange.  The volume declines were largely attributable to decreased demand for scanning and imaging products and services from customers in the financial services industry.  This was partially offset by favorable price/mix.

Net sales of Enterprise Solutions decreased 34%, primarily due to volume declines in sales of workflow software, as a result of fewer prepress equipment sales.

Gross Profit

The significant decline in gross profit both in dollars and as a percentage of sales was driven by lower sales volumes as mentioned above, as well as unfavorable price/mix, primarily within Digital Printing Solutions, unfavorable volume-related manufacturing costs in Prepress Solutions, and unfavorable foreign exchange across all product lines.  The unfavorable price/mix within Digital Printing Solutions was driven by general price erosion, a shift in product mix toward lower-priced equipment models and newly-introduced commercial inkjet printers, and lower inkjet consumable volumes driven by weak global print demand.

Selling, General and Administrative Expenses

The decrease in SG&A expenses for GCG was attributable to focused cost reduction actions to respond to the current economic conditions, and favorable foreign exchange.

Research and Development Costs

The decrease in R&D costs for GCG was largely driven by a rationalization and refocusing of investments in Enterprise Solutions.

RESTRUCTURING COSTS, RATIONALIZATION AND OTHER

On December 17, 2008, the Company committed to a plan to implement a targeted cost reduction program (the 2009 Program) to more appropriately size the organization as a result of the current economic environment.  The program involves rationalizing selling, marketing, administrative, research and development, supply chain and other business resources in certain areas and consolidating certain facilities.  The execution of the 2009 Program began in January 2009.

In connection with the 2009 Program, the Company expects to incur total restructuring charges in the range of $250 million to $300 million, including $225 million to $265 million of cash related charges for termination benefits and other exit costs, and $25 million to $35 million of non-cash accelerated depreciation charges and asset write-offs.  The 2009 Program will require expenditures from corporate cash in the range of $125 million to $175 million, as most of the termination benefits for U.S. employees will be provided in the form of special retirement benefits (Special Termination Program (STP) benefits) payable from the Company’s over-funded U.S. pension plan.  The majority of the actions contemplated by the 2009 Program will be completed in the first half of 2009, with all actions under the program expected to be completed by the end of 2009.  The 2009 Program is expected to result in employment reductions in the range of 2,000 to 3,000 positions when complete and yield annualized cash savings of $200 million to $250 million in 2009 and beyond.

When combined with rationalization actions taken in late 2008, the Company expects to reduce its worldwide employment by between 3,500 and 4,500 positions during 2009, approximately 14% to 18% of its total workforce, which is expected to generate annual cash savings in the range of $300 million to $350 million.  Including the impact of carryover actions from 2008, the Company expects to make payments from corporate cash in 2009 in the range of $225 million to $275 million.

The Company recorded $116 million of charges, including $4 million of charges for accelerated depreciation and $3 million of charges for inventory write-downs, which were reported in Cost of goods sold in the accompanying Consolidated Statement of Operations for the three months ended March 31, 2009.  The remaining costs incurred, net of reversals, of $109 million were reported as Restructuring costs, rationalization and other in the accompanying Consolidated Statement of Operations for the three months ended March 31, 2009.  The severance and exit costs reserves require the outlay of cash, while long-lived asset impairments, accelerated depreciation and inventory write-downs represent non-cash items.

During the three months ended March 31, 2009, the Company made cash payments of approximately $48 million, related to restructuring and rationalization.

The charges of $116 million recorded in the three months ended March 31, 2009 included $33 million applicable to FPEG, $14 million applicable to CDG, $52 million applicable to GCG, and $17 million that was applicable to manufacturing, research and development, and administrative functions, which are shared across all segments.

The restructuring actions implemented in the first quarter of 2009 are expected to generate future annual cash savings of approximately $117 million.  These savings are expected to reduce future cost of goods sold, SG&A, and R&D expenses by $57 million, $34 million, and $26 million, respectively.  The Company began realizing these savings in the first quarter of 2009, and expects the savings to be fully realized by the end of the third quarter of 2009 as most of the actions and severance payouts are completed.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Activity
	Three months ended
(in millions)	March 31,
	2009	2008	Change
Cash flows from operating activities:
Net cash used in continuing operations	$(784)	$(767)	$(17)
Net cash used in discontinued operations	-	(1)	1
Net cash used in operating activities	(784)	(768)	(16)

Cash flows from investing activities:
Net cash used in investing activities	(25)	-	(25)

Cash flows from financing activities:
Net cash (used in) provided by financing activities	(10)	11	(21)

Effect of exchange rate changes on cash	(17)	13	(30)

Net decrease in cash and cash equivalents	$(836)	$(744)	$(92)

Operating Activities

Net cash used in continuing operations from operating activities increased $17 million for the three months ended March 31, 2009 as compared with the corresponding period in 2008, due primarily to an increased loss from continuing operations.  The increased loss from continuing operations was partially offset by the net cash increase of $102 million related to non-recurring license arrangements in the first quarter of 2009 as compared with the corresponding period in 2008, and a reduction in cash expended in 2009 due to the absence of executive variable compensation payouts related to the 2008 performance year.

Investing Activities

Net cash used in investing activities increased $25 million for the three months ended March 31, 2009 as compared with the corresponding period in 2008 due primarily to lower cash proceeds received from sales of businesses and assets in the first quarter of 2009 as compared with the first quarter of 2008, partially offset by lower year-over-year capital expenditures.

Financing Activities

Net cash used in financing activities increased $21 million for the three months ended March 31, 2009 as compared with the corresponding period in 2008 due primarily to the payment of debt issuance costs in the first quarter of 2009 related to the Amended Credit Agreement, as described in more detail below under “Secured Credit Facility” and “Amended Credit Agreement.”  In addition, net proceeds from borrowings decreased for the three months ended March 31, 2009 as compared with the corresponding period in 2008.

Sources of Liquidity

The Company believes that its current cash balance, combined with cash flows from operating activities and proceeds from sales of businesses and assets, will be sufficient to meet its anticipated needs, including working capital, capital investments, scheduled debt repayments, restructuring payments, and employee benefit plan payments or required plan contributions.  If the global economic weakness trends continue for a greater period of time than anticipated or worsen, it could impact the Company’s profitability and related cash generation capability.  In addition to its existing cash balance, the Company has financing arrangements, as described in more detail below under “Secured Credit Facility” and “Amended Credit Agreement,” to facilitate unplanned timing differences between required expenditures and cash generated from operations or for unforeseen shortfalls in cash flows from operating activities.  The Company has not found it necessary to borrow against these financing arrangements over the past three years.

Short-Term Borrowings

As of March 31, 2009, the Company and its subsidiaries, on a consolidated basis, maintained $533 million in committed bank lines of credit, which include $500 million under the Amended Credit Agreement and $33 million of other committed bank lines of credit, and $388 million in uncommitted bank lines of credit to ensure continued financial support through letters of credit, bank guarantees, and similar arrangements, and short-term borrowing capacity.

Secured Credit Facility

As previously disclosed in the Company’s Annual Report on Form 10-K, the Company indicated that it was reasonably likely that the Company would not be in compliance with its financial covenants under its Credit Agreement dated October 18, 2005 (“Secured Credit Agreement”) as of the first quarter of 2009, unless an appropriate amendment or waiver for those covenants was obtained.  In order to ensure that the Company had continued access to a revolving credit facility, the Company entered into an Amended and Restated Credit Agreement with its Lenders.  Refer to the “Amended Credit Agreement” discussion below.

Amended Credit Agreement

On March 31, 2009, the Company and its subsidiary, Kodak Canada Inc. (together, the “Borrowers”), together with the Company’s U.S. subsidiaries as guarantors (the “Guarantors”), entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”), with the named lenders (the “Lenders”) and Citicorp USA, Inc. as agent, in order to amend and extend its Credit Agreement dated as of October 18, 2005 (the “Secured Credit Agreement”).

The Amended Credit Agreement provides for an asset-based revolving credit facility of up to $500 million, as further described below.  The $132 million in letters of credit previously issued under the former Secured Credit Agreement continue under the Amended Credit Agreement.  Additionally, up to $100 million of the Company and its subsidiaries obligations to various Lenders under treasury management services, hedge or other agreements or arrangements are secured by the asset based collateral under the Amended Credit Agreement.  The Amended Credit Agreement can be used for general corporate purposes, other than prepaying or redeeming the Company’s outstanding 3.375% Senior Convertible Notes due 2033.  Refer to “Convertible Securities” below.  The termination date of the Amended Credit Agreement with respect to the Lenders who agreed to the extension, and any future lenders, is March 31, 2012, and with respect to the other Lenders continues to be October 18, 2010.  As of March 31, 2009, approximately 75% of the facility amount has been extended to the 2012 termination date, and additional lenders may be added to increase this amount.

Advances under the Amended Credit Agreement will be available based on the Borrowers’ respective borrowing base from time to time.  The borrowing base is calculated based on designated percentages of eligible accounts receivable, inventory, machinery and equipment and, once mortgages are recorded, certain real property, subject to applicable reserves.  The Amended Credit Agreement provides that advances made from time to time will bear interest at applicable margins over the Base Rate, as defined, or the Eurodollar Rate.  The Company pays, on a quarterly basis, an annual fee ranging from 0.50% to 1.00% to the Lenders based on the unused commitments.

Under the terms of the Amended Credit Agreement, the Company has agreed to certain affirmative and negative covenants customary in similar asset-based lending facilities.  In the event the Company’s excess availability under the borrowing base formula under the Amended Credit Agreement falls below $100 million for three consecutive business days, among other things, the Company must maintain a fixed charge coverage ratio of not less than 1.1 to 1.0 until the excess availability is greater than $100 million for 30 consecutive days.  As of March 31, 2009, excess availability was greater than $100 million.  The Company is also required to maintain cash and cash equivalents in the U.S. of at least $250 million.  The negative covenants limit, under certain circumstances, among other things, the Company’s ability to incur additional debt or liens, make certain investments, make shareholder distributions or prepay debt, except as permitted under the terms of the Amended Credit Agreement.  The Company was in compliance with all covenants under the Amended Credit Agreement as of March 31, 2009.

As of March 31, 2009, the Company had no debt for borrowed money outstanding under the Amended Credit Agreement, but as noted above had outstanding letters of credit of $132 million.  In addition to the amounts outstanding under the Amended Credit Agreement, there were bank guarantees of $31 million and surety bonds of $30 million outstanding primarily to ensure the payment of possible casualty and workers' compensation claims, environmental liabilities, legal contingencies, rental payments, and to support various customs and trade activities.

In addition to the Amended Credit Agreement, the Company has other committed and uncommitted lines of credit as of March 31, 2009 totaling $33 million and $388 million, respectively.  These lines primarily support operational and borrowing needs of the Company’s subsidiaries, which include term loans, overdraft coverage, revolving credit lines, letters of credit, bank guarantees and vendor programs.  Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market conditions.  As of March 31, 2009, usage under these lines was approximately $64 million with $2 million reflected in Short-term borrowings and current portion of long-term debt on the accompanying Consolidated Statement of Financial Position, and the balance supporting non-debt related obligations.

Convertible Securities

The Company has $575 million aggregate principal amount of Convertible Senior Notes due 2033 (the Convertible Securities) on which interest accrues at the rate of 3.375% per annum and is payable semiannually.  The Convertible Securities are unsecured and rank equally with all of the Company’s other unsecured and unsubordinated indebtedness.  The Convertible Securities may be converted, at the option of the holders, to shares of the Company’s common stock if the Company’s Senior Unsecured credit rating assigned to the Convertible Securities by either Moody’s or S&P is lower than Ba2 or BB, respectively.  At the Company's current Senior Unsecured credit ratings, the Convertible Securities may be converted by their holders.

While the Convertible Securities are due in 2033, on October 15, 2010, the security holders will have the right to require the Company to purchase their Convertible Securities at a cash price equal to 100% of the principal amount of the Convertible Securities plus any accrued or unpaid interest.  The Company believes it is probable that all, or nearly all, of the Convertible Securities will be redeemed by the Security Holders on October 15, 2010.

Credit Quality

Moody's and S&P's ratings for the Company, including their outlooks, as of the filing date of this Form 10-Q are as follows:

			Senior		Most
	Corporate	Secured	Unsecured		Recent
	Rating	Rating	Rating	Outlook	Update

Moody's	B3	Ba3	Caa1	Negative	February 10, 2009
S&P	B-	B+	CCC+	Negative	March 5, 2009

On March 5, 2009, Standard & Poor’s (S&P) lowered the Company’s Corporate, Secured, and Senior Unsecured credit ratings from B to B-, BB- to B+, and B- to CCC+, respectively.  The Corporate credit rating was removed from CreditWatch with negative implications, where it was placed on November 3, 2008.  The Company’s Secured and Senior Unsecured credit ratings remain on CreditWatch with negative implications, where they were placed on November 3, 2008.  S&P’s outlook on the Company’s credit ratings remains negative.

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

Off-Balance Sheet Arrangements

The Company guarantees debt and other obligations of certain customers.  The debt and other obligations are primarily due to banks and leasing companies in connection with financing of customers' purchases of equipment and product from the Company.  At March 31, 2009, the maximum potential amount of future payments (undiscounted) that the Company could be required to make under these customer-related guarantees was $66 million.  At March 31, 2009, the carrying amount of any liability related to these customer guarantees was not material.

The customer financing agreements and related guarantees, which mature between 2009 and 2014, typically have a term of 90 days for product and short-term equipment financing arrangements, and up to five years for long-term equipment financing arrangements.  These guarantees would require payment from the Company only in the event of default on payment by the respective debtor.  In some cases, particularly for guarantees related to equipment financing, the Company has collateral or recourse provisions to recover and sell the equipment to reduce any losses that might be incurred in connection with the guarantees.  However, any proceeds received from the liquidation of these assets may not cover the maximum potential loss under these guarantees.

Despite the current economic environment, the Company believes that the guarantees disclosed above will not have a material impact on the results of operations or financial position of the Company.  With respect to the guarantees that the Company issued in the quarter ended March 31, 2009, the Company assessed the fair value of its obligation to stand ready to perform under these guarantees by considering the likelihood of occurrence of the specified triggering events or conditions requiring performance as well as other assumptions and factors.

Eastman Kodak Company (“EKC”) also guarantees amounts owed to banks and other third parties for some of its consolidated subsidiaries.  The maximum amount guaranteed is $285 million, and the outstanding amount for those guarantees is $189 million with $174 million recorded within the Short-term borrowings and current portion of long-term debt, and Long-term debt, net of current portion components in the accompanying Consolidated Statement of Financial Position.  These guarantees expire in 2009 through 2013.  Pursuant to the terms of the Company's Amended Credit Agreement, obligations of the Borrowers to the Lenders under the Amended Credit Agreement, as well as secured agreements in an amount not to exceed $100 million, are guaranteed by the Company and the Company’s U.S. subsidiaries.

During the fourth quarter of 2007, EKC issued a guarantee to Kodak Limited (the “Subsidiary”) and the Trustees (the “Trustees”) of the Kodak Pension Plan of the United Kingdom (the “Plan”).  Under this arrangement, EKC guarantees to the Subsidiary and the Trustees the ability of the Subsidiary, only to the extent it becomes necessary to do so, to (1) make contributions to the Plan to ensure sufficient assets exist to make plan benefit payments, and (2) make contributions to the Plan such that it will achieve full funded status by the funding valuation for the period ending December 31, 2015.  The guarantee expires upon the conclusion of the funding valuation for the period ending December 31, 2015 whereby the Plan achieves full funded status or earlier, in the event that the Plan achieves full funded status for two consecutive funding valuation cycles which are typically performed at least every three years.  The limit of potential future payments is dependent on the funding status of the Plan as it fluctuates over the term of the guarantee.  The Plan’s local funding valuation was completed in March 2009.  EKC and the Subsidiary are in discussions with the Trustees regarding the amount of future annual contributions and the date by which the Plan will achieve full funded status.  These negotiations may require changes to the existing guarantee described above.  The funded status of the Plan (calculated in accordance with U.S. GAAP) is included in Pension and other postretirement liabilities presented in the Consolidated Statement of Financial Position.

The Company issues indemnifications in certain instances when it sells businesses and real estate, and in the ordinary course of business with its customers, suppliers, service providers and business partners.  Further, the Company indemnifies its directors and officers who are, or were, serving at the Company's request in such capacities.  Historically, costs incurred to settle claims related to these indemnifications have not been material to the Company’s financial position, results of operations or cash flows.  Additionally, the fair value of the indemnifications that the Company issued during the quarter ended March 31, 2009 was not material to the Company’s financial position, results of operations or cash flows.

Other

Refer to Note 8, “Commitments and Contingencies” in the Notes to Financial Statements for discussion regarding the Company’s undiscounted liabilities for environmental remediation costs, and other commitments and contingencies including legal matters.

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this report may be forward-looking in nature, or "forward-looking statements" as defined in the United States Private Securities Litigation Reform Act of 1995.  For example, references to the Company's expectations regarding the following are forward-looking statements: its ability to address the impact of the economic downturn including the transformation of certain of its businesses; its employment reductions and savings under its restructuring program and other rationalization activities; contingencies such as litigation and environmental matters; revenue; the ability to generate cash and cash needs; liquidity; guarantees; and benefits costs.

Actual results may differ from those expressed or implied in forward-looking statements.  In addition, any forward-looking statements represent the Company's estimates only as of the date they are made, and should not be relied upon as representing the Company's estimates as of any subsequent date.  While the Company may elect to update forward-looking statements at some point in the future, the Company specifically disclaims any obligation to do so, even if its estimates change.  The forward-looking statements contained in this report are subject to a number of factors and uncertainties, including the successful:

•	execution of digital growth and profitability strategies, business model and cash plan;
•	alignment of the Company’s cost structure to the new economic realities and the decline in the Company’s traditional businesses;
•	execution of the Company’s priorities to fund core investments, transform portions of its product portfolio and drive positive cash flow;
•	performance under the Amended Credit Agreement;
•	development and implementation of product go-to-market and e-commerce strategies;
•	protection, enforcement and defense of the Company's intellectual property, including defense of its products against the intellectual property challenges of others;
•	execution of intellectual property licensing programs and other strategies;
•	integration of the Company's businesses to SAP, the Company's enterprise system software;
•	commercialization of the Company’s breakthrough technologies;
•	ability to accurately predict product, customer and geographic sales mix and seasonal sales trends;
•	management of inventories, capital expenditures, working capital and cash conversion cycle;
•	integration of acquired businesses and consolidation of the Company's subsidiary structure; and
•	implementation of improvements in productivity and supply chain efficiency and continued availability of essential components and services from concentrated sources of supply.

The forward-looking statements contained in this report are subject to the following additional risk factors:

•	inherent unpredictability of currency fluctuations, commodity prices, interest rates and raw material costs;
•	volatility in the financial markets and the availability of credit;
•	the nature and pace of technology evolution;
•	changes to accounting rules and tax laws, as well as other factors which could impact the Company's reported financial position or effective tax rate;
•	pension and other postretirement benefit cost factors such as actuarial assumptions, market performance, and employee retirement decisions;
•	general economic, business, geo-political and regulatory conditions or unanticipated environmental liabilities or costs;
•	the severity and duration of the economic downturn and its effect upon customer spending and the availability of credit to commercial customers;
•	possible impairment of goodwill and other assets;
•	continued effectiveness of internal controls; and
•	other factors and uncertainties disclosed from time to time in the Company's filings with the Securities and Exchange Commission.

Any forward-looking statements in this report should be evaluated in light of these important factors and uncertainties.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk

Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for a complete discussion of the Company's market risk.  There have been no material changes in the current year regarding this market risk information.

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

On April 14, 2009, the U.S. Environmental Protection Agency commenced an administrative enforcement action against the Company alleging violations of regulations applicable to the management and record keeping of certain ozone depleting substances and failure to comply with reporting obligations of the Company’s air permit at its primary manufacturing facility in Rochester, NY.  The complaint seeks $255,612 in penalties.  The potential monetary exposure is likely to be in excess of $100,000 but is not expected to be material.

The Company has been named as third-party defendant (along with approximately 200 other entities) in an action initially brought by the New Jersey Department of Environmental Protection (NJDEP) against Occidental Chemical Corporation and several other companies that are successors in interest to Diamond Shamrock Corporation.  The NJDEP seeks recovery of all costs associated with the investigation, removal, cleanup and damage to natural resources occasioned by Diamond Shamrock's disposal of various forms of chemicals in the Passaic River. The damages are alleged to potentially range "from hundreds of millions to several billions of dollars".  Pursuant to New Jersey's Court Rules, the defendants were required to identify all other parties which could be subject to permissive joinder in the litigation based on common questions of law or fact.  Third-party complaints seeking contribution from more than 200 entities, which have been identified as potentially contributing to the contamination in the Passaic, were filed on February 5, 2009.  The potential monetary exposure is likely to be in excess of $100,000 but is not expected to be material.

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

On February 17, 2009 Samsung Electronics Company Ltd. and Samsung Electronics America Inc. filed a complaint with the ITC against the Company for infringement of certain of their patents alleged to be related to digital camera technology.  Discovery has commenced before the ITC.  Samsung is seeking a limited exclusion order preventing importation of devices found to infringe the asserted patents.  The Company intends to vigorously defend itself in this matter.

On February 20, 2009 LG Electronics Inc. (Seoul, Korea) filed a complaint with the ITC against the Company for infringement of certain of their patents alleged to be related to digital camera technology.  Discovery has commenced before the ITC.  LGE is seeking a limited exclusion order preventing importation of devices found to infringe the asserted patents.  The Company intends to vigorously defend itself in this matter.

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

On April 15, 2009, Agfa Graphics N.V. commenced a lawsuit in the High Court of Justice, Chancery Division, Patents Court, United Kingdom against the Company for infringement of patents alleged to be related to positive thermal graphics plates.  Agfa is seeking unspecified damages and other relief.  The parties are in settlement discussions.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

On June 24, 2008, the Company announced that its Board of Directors authorized a share repurchase program allowing the Company, at management’s discretion, to purchase up to $1.0 billion of its common stock.  The program will expire at the earlier of December 31, 2009 or when the Company has used all authorized funds for repurchase.  For the three months ended March 31, 2009, the Company made no purchases of its shares.  While the share repurchase authorization remains in effect through the end of 2009, the Company is not currently repurchasing any of its shares.

The following table shows the share repurchase activity for each of the three months in the quarter ended March 31, 2009:

(in millions, except average price paid per share)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased under the Program

January 1, 2009 to January 31, 2009	-	$ -	-	$ 699

February 1, 2009 to February 28, 2009	-	$ -	-	$ 699

March 1, 2009 to March 31, 2009	-	$ -	-	$ 699

Total	-	$ -	-

Item 6.  Exhibits

(a)  Exhibits required as part of this report are listed in the index appearing on page 43.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EASTMAN KODAK COMPANY
(Registrant)

Date:April 30, 2009                                                               /s/ Diane E. Wilfong

Diane E. Wilfong
Chief Accounting Officer and Controller

Eastman Kodak Company and Subsidiary Companies
Index to Exhibits

Exhibit
Number

(3.1)	Certificate of Incorporation, as amended and restated May 11, 2005.
(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, Exhibit 3.)

(3.2)	By-laws, as amended and restated February 24, 2009.
(Incorporated by reference to the Eastman Kodak Company Current Report on Form 8-K for the date February 24, 2009, as filed on March 3, 2009, Exhibit 3.2.)

(12)      Statement Re Computation of Ratio of Earnings to Fixed Charges.

(31.1)   Certification.

(31.2)   Certification.

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.