Form 10-Q
period 2009-06-30
EASTMAN KODAK CO
filed 2009-07-30
CIK 31235

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]  Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009
or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes    [   ]            No    [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each Class	Number of shares Outstanding at July 24, 2009
Common Stock, $2.50 par value	268,201,646

Eastman Kodak Company
Form 10-Q
June 30, 2009

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

EASTMAN KODAK COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
(in millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net sales	$1,766	$2,485	$3,243	$4,578
Cost of goods sold	1,440	1,899	2,723	3,568
Gross profit	326	586	520	1,010
Selling, general and administrative expenses	324	438	637	829
Research and development costs	84	135	189	269
Restructuring costs, rationalization and other	37	2	146	(8)
Other operating expenses (income), net	-	(7)	3	(17)
(Loss) earnings from continuing operations before interest expense, other income (charges), net and income taxes	(119)	18	(455)	(63)
Interest expense	23	26	48	54
Other income (charges), net	14	(5)	(1)	30
Loss from continuing operations before income taxes	(128)	(13)	(504)	(87)
Provision (benefit) for income taxes	63	(213)	47	(173)
(Loss) earnings from continuing operations	(191)	200	(551)	86
(Loss) earnings from discontinued operations, net of income taxes	(4)	295	3	294
Extraordinary item, net of tax	6	-	6	-
NET (LOSS) EARNINGS ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$(189)	$495	$(542)	$380

Basic net (loss) earnings per share attributable to Eastman Kodak Company common shareholders:
Continuing operations	$(0.71)	$0.69	$(2.05)	$0.30
Discontinued operations	(0.01)	1.03	0.01	1.02
Extraordinary item, net of tax	0.02	-	0.02	-
Total	$(0.70)	$1.72	$(2.02)	$1.32

Diluted net (loss) earnings per share attributable to Eastman Kodak Company common shareholders:
Continuing operations	$(0.71)	$0.66	$(2.05)	$0.30
Discontinued operations	(0.01)	0.96	0.01	1.01
Extraordinary item, net of tax	0.02	-	0.02	-
Total	$(0.70)	$1.62	$(2.02)	$1.31

Number of common shares used in basic and diluted net (loss) earnings per share	268.2	288.2	268.2	288.2
Incremental shares from assumed issuance of unvested share-based awards	-	1.6	-	1.5
Convertible securities	-	18.5	-	-
Number of common shares used in diluted net (loss) earnings per share	268.2	308.3	268.2	289.7

Cash dividends declared per share	$-	$0.25	$-	$0.25

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
CONSOLIDATED STATEMENT OF RETAINED EARNINGS (Unaudited)
(in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Retained earnings at beginning of period	$5,525	$6,348	$5,879	$6,474
Net (loss) earnings	(189)	495	(542)	380
Cash dividends	-	(72)	-	(72)
(Loss) gain from issuance of treasury stock	(1)	1	(2)	(10)
Retained earnings at end of period	$5,335	$6,772	$5,335	$6,772

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
CONSOLIDATED STATEMENT OF FINANCIAL POSITION (Unaudited)

(in millions)	June 30,	December 31,
	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$1,132	$2,145
Receivables, net	1,333	1,716
Inventories, net	918	948
Other current assets	216	195
Total current assets	3,599	5,004
Property, plant and equipment, net of accumulated depreciation of $5,201 and $5,254, respectively	1,407	1,551
Goodwill	901	896
Other long-term assets	1,199	1,728
TOTAL ASSETS	$7,106	$9,179
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other current liabilities	$2,318	$3,267
Short-term borrowings and current portion of long-term debt	52	51
Accrued income and other taxes	128	144
Total current liabilities	2,498	3,462
Long-term debt, net of current portion	1,259	1,252
Pension and other postretirement liabilities	2,380	2,382
Other long-term liabilities	1,078	1,119
Total liabilities	7,215	8,215

Commitments and Contingencies (Note 9)

Shareholders' Equity
Common stock, $2.50 par value	978	978
Additional paid in capital	910	901
Retained earnings	5,335	5,879
Accumulated other comprehensive loss	(1,291)	(749)
	5,932	7,009
Less: Treasury stock, at cost	(6,044)	(6,048)
Total Eastman Kodak Company shareholders’ equity	(112)	961
Noncontrolling interests	3	3
Total equity	(109)	964
TOTAL LIABILITIES AND
SHAREHOLDERS’ EQUITY	$7,106	$9,179

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
(in millions)	2009	2008

Cash flows from operating activities:
Net (loss) earnings	$(542)	$380
Adjustments to reconcile to net cash used in operating activities:
Earnings from discontinued operations, net of income taxes	(3)	(294)
Earnings from extraordinary item, net of income taxes	(6)	-
Depreciation and amortization	219	252
Gain on sales of businesses/assets	(2)	(5)
Non-cash restructuring and rationalization costs, asset impairments and other charges	11	1
(Benefit) provision for deferred income taxes	(15)	102
Decrease in receivables	409	55
Decrease (increase) in inventories	34	(130)
Decrease in liabilities excluding borrowings	(1,087)	(921)
Other items, net	40	(41)
Total adjustments	(400)	(981)
Net cash used in continuing operations	(942)	(601)
Net cash provided by discontinued operations	-	299
Net cash used in operating activities	(942)	(302)
Cash flows from investing activities:
Additions to properties	(60)	(123)
Proceeds from sales of businesses/assets	6	57
Acquisitions, net of cash acquired	-	(35)
Marketable securities - sales	18	95
Marketable securities - purchases	(17)	(96)
Net cash used in investing activities	(53)	(102)
Cash flows from financing activities:
Proceeds from borrowings	9	86
Repayment of borrowings	(11)	(331)
Debt issuance costs	(13)	-
Net cash used in financing activities	(15)	(245)
Effect of exchange rate changes on cash	(3)	10
Net decrease in cash and cash equivalents	(1,013)	(639)
Cash and cash equivalents, beginning of period	2,145	2,947
Cash and cash equivalents, end of period	$1,132	$2,308

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
NOTES TO FINANCIAL STATEMENTS (Unaudited)

NOTE 1:  BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

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

The Company retrospectively applied Financial Accounting Standards Board (FASB) Statement No. 160, which is described in more detail below.

The Company has evaluated subsequent events for recognition or disclosure in the financial statements through the date of issuance, July 30, 2009.

Certain amounts for prior periods have been reclassified to conform to the current period classification.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

FASB Statement No. 168
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of
Generally Accepted Accounting Principles: a replacement of FASB Statement No. 162.”  This Statement establishes two levels of U.S. generally accepted accounting principles (GAAP) – authoritative and nonauthoritative.  The FASB Accounting Standards Codification (ASC) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (SEC).  SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009, and will be adopted by the Company in the third quarter of 2009.  The adoption of SFAS No. 168 will not have any impact on the Company’s Consolidated Financial Statements.

FASB Statement No. 167
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).”  This Statement requires entities to perform a qualitative analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity.  This Statement also requires an ongoing reassessment of variable interests and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary.  SFAS No. 167 is effective as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009 (January 1, 2010 for the Company).  The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 167 on its Consolidated Financial Statements.

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

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

FASB Statement No. 165
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.”  This Statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  SFAS No. 165 was effective for interim or annual financial periods ending after June 15, 2009, and the adoption did not have any impact on the Company’s Consolidated Financial Statements.

FASB Staff Position FSP FAS 157-4
In April 2009, the FASB issued FASB Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  This FSP provides guidance regarding how to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability when compared with normal market activity for the asset or liability.  In such situation, an entity may conclude that transactions or quoted prices may not be determinative of fair value, and may adjust the transactions or quoted prices to arrive at the fair value of the asset or liability.  This FSP is effective for interim and annual reporting period ending after June 15, 2009, and shall be applied prospectively.  The adoption of this Staff Position did not have a material impact on the Company’s Consolidated Financial Statements.

FSP FAS 107-1 and APB 28-1
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which requires that publicly traded companies include the fair value disclosures required by SFAS No. 107 in their interim financial statements.  This FSP is effective for interim reporting periods ending after June 15, 2009, and the Company has included the required disclosures in this Form 10-Q.

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

FASB Statement No. 161
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.”  This Statement amends and expands the disclosure requirements for derivative instruments and hedging activities, with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial statements.  The Company adopted SFAS No. 161 as of January 1, 2009; see Note 17, “Financial Instruments.”

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

NOTE 2:  RECEIVABLES, NET

	As of
	June 30,	December 31,
(in millions)	2009	2008

Trade receivables	$1,167	$1,330
Miscellaneous receivables	166	386
Total (net of allowances of $106 and $113 as of June 30, 2009 and December 31, 2008, respectively)	$1,333	$1,716

Of the total trade receivable amounts of $1,167 million and $1,330 million as of June 30, 2009 and December 31, 2008, respectively, approximately $136 million and $218 million, respectively, are expected to be settled through customer deductions in lieu of cash payments.  Such deductions represent rebates owed to customers and are included in Accounts payable and other current liabilities in the accompanying Consolidated Statement of Financial Position at each respective balance sheet date.  The majority of the decrease in Miscellaneous receivables was the result of payments received in the first two quarters of 2009 related to an intellectual property licensing agreement for which the associated revenue was recognized in 2008.

NOTE 3:  INVENTORIES, NET

	As of
(in millions)	June 30,	December 31,
	2009	2008

Finished goods	$577	$610
Work in process	195	193
Raw materials	146	145

Total	$918	$948

NOTE 4:  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $901 million and $896 million at June 30, 2009 and December 31, 2008, respectively.  The changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2009 were as follows:

(in millions)	As of June 30, 2009

		Film,
	Consumer	Photofinishing
	Digital Imaging	and Entertainment	Graphic Communications	Consolidated
	Group	Group	Group	Total

Balance as of December 31, 2008	$195	$613	$88	$896
Currency translation adjustments	-	2	3	5
Balance as of June 30, 2009	$195	$615	$91	$901

The gross carrying amount and accumulated amortization by major intangible asset category as of June 30, 2009 and December 31, 2008 were as follows:

(in millions)	As of June 30, 2009
	Gross Carrying	Accumulated		Weighted-Average
	Amount	Amortization	Net	Amortization Period
Technology-based	$304	$218	$86	7 years
Customer-related	263	155	108	10 years
Other	63	46	17	11 years
Total	$630	$419	$211	9 years

(in millions)	As of December 31, 2008
	Gross Carrying	Accumulated		Weighted-Average
	Amount	Amortization	Net	Amortization Period
Technology-based	$300	$190	$110	7 years
Customer-related	276	156	120	10 years
Other	57	40	17	9 years
Total	$633	$386	$247	8 years

Amortization expense related to purchased intangible assets for the three months ended June 30, 2009 and 2008 was $19 million and $20 million, respectively.  Amortization expense related to purchased intangible assets for the six months ended June 30, 2009 and 2008 was $36 million and $40 million, respectively.

Estimated future amortization expense related to purchased intangible assets as of June 30, 2009 is as follows (in millions):

2009	$34
2010	58
2011	39
2012	24
2013	6
2014 and thereafter	50
Total	$211

NOTE 5:  OTHER LONG-TERM ASSETS

	As of
	June 30,	December 31,
(in millions)	2009	2008

Overfunded pension plans	$255	$773
Deferred income taxes, net of valuation allowance	498	506
Intangible assets	211	247
Other	235	202
Total	$1,199	$1,728

NOTE 6:  ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

	As of
	June 30,	December 31,
(in millions)	2009	2008

Accounts payable, trade	$681	$1,288
Other current liabilities	1,637	1,979
Total	$2,318	$3,267

NOTE 7:  SHORT-TERM BORROWINGS AND LONG-TERM DEBT

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

The Amended Credit Agreement provides for an asset-based revolving credit facility of up to $500 million, as further described below.  The letters of credit previously issued under the former Secured Credit Agreement continue under the Amended Credit Agreement.  Additionally, up to $100 million of the Company’s and its subsidiaries’ obligations to various Lenders under treasury management services, hedge or other agreements or arrangements are secured by the asset-based collateral under the Amended Credit Agreement.  The Amended Credit Agreement can be used for general corporate purposes, other than prepaying or redeeming the Company’s outstanding 3.375% Senior Convertible Notes due 2033.  The termination date of the Amended Credit Agreement with respect to the Lenders who agreed to the extension, and any future lenders, is March 31, 2012, and with respect to the other Lenders continues to be October 18, 2010.  As of June 30, 2009, approximately 75% of the facility amount has been extended to the 2012 termination date, and additional lenders may be added to increase this amount.

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

Under the terms of the Amended Credit Agreement, the Company has agreed to certain affirmative and negative covenants customary in similar asset-based lending facilities.  In the event the Company’s excess availability under the borrowing base formula under the Amended Credit Agreement falls below $100 million for three consecutive business days, among other things, the Company must maintain a fixed charge coverage ratio of not less than 1.1 to 1.0 until the excess availability is greater than $100 million for 30 consecutive days.  As of June 30, 2009, excess availability was greater than $100 million.  The Company is also required to maintain cash and cash equivalents in the U.S. of at least $250 million.  The negative covenants limit, under certain circumstances, among other things, the Company’s ability to incur additional debt or liens, make certain investments, make shareholder distributions or prepay debt, except as permitted under the terms of the Amended Credit Agreement.  The Company was in compliance with all covenants under the Amended Credit Agreement as of June 30, 2009.

The Amended Credit Agreement contains customary events of default, including without limitation, payment defaults (subject to grace and cure periods in certain circumstances), breach of representations and warranties, breach of covenants (subject to grace and cure periods in certain circumstances), bankruptcy events, ERISA events, cross defaults to certain other indebtedness, certain judgment defaults and change of control. If an event of default occurs and is continuing, the Lenders may decline to provide additional advances, impose a default rate of interest, declare all amounts outstanding under the Amended Credit Agreement immediately due and payable, and require cash collateralization or similar arrangements for outstanding letters of credit.

As of June 30, 2009, the Company had no debt for borrowed money outstanding under the Amended Credit Agreement, but had outstanding letters of credit of $131 million.  In addition to the amounts outstanding under the Amended Credit Agreement, there were bank guarantees of $33 million and surety bonds of $31 million outstanding primarily to ensure the payment of possible casualty and workers' compensation claims, environmental liabilities, legal contingencies, rental payments, and to support various customs and trade activities.

In addition to the Amended Credit Agreement, the Company has other committed and uncommitted lines of credit as of June 30, 2009 totaling $28 million and $315 million, respectively.  These lines primarily support operational and borrowing needs of the Company’s subsidiaries, which include term loans, overdraft coverage, revolving credit lines, letters of credit, bank guarantees and vendor financing programs.  Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market conditions.  As of June 30, 2009, usage under these lines was approximately $58 million, with $2 million reflected in Short-term borrowings and current portion of long-term debt on the accompanying Consolidated Statement of Financial Position, and the balance supporting non-debt related obligations.

NOTE 8:  INCOME TAXES

The Company’s income tax provision (benefit) and effective tax rate were as follows:

(dollars in millions)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Loss from continuing operations before income taxes	$(128)	$(13)	$(504)	$(87)
Provision (benefit) for income taxes	$63	$(213)	$47	$(173)
Effective tax rate	(49.2)%	1638.5%	(9.3)%	198.9%
Benefit for income taxes @ 35%	$(45)	$(5)	$(176)	$(30)
Difference between tax at effective vs. statutory rate	$108	$(208)	$223	$(143)

For the three months ended June 30, 2009, the difference between the Company’s recorded provision and the benefit that would result from applying the U.S. statutory rate of 35.0% is primarily attributable to: (1) losses generated within the U.S. and certain jurisdictions outside the U.S. that were not benefited due to management’s conclusion that it was not more likely than not that the tax benefits would be realized; (2) the impact of previously established valuation allowances in jurisdictions with current earnings; (3) the mix of earnings from operations in certain lower-taxed jurisdictions outside the U.S.; (4) tax accounting impacts related to items reported in Accumulated other comprehensive income; and (5) adjustments for uncertain tax positions and tax audits.

For the six months ended June 30, 2009, the difference between the Company’s recorded provision and the benefit that would result from applying the U.S. statutory rate of 35.0% is primarily attributable to: (1) losses generated within the U.S. and certain jurisdictions outside the U.S. that were not benefited due to management’s conclusion that it was not more likely than not that the tax benefits would be realized; (2) the impact of previously established valuation allowances in jurisdictions with current earnings; (3) the mix of earnings from operations in certain lower-taxed jurisdictions outside the U.S.; and (4) adjustments for uncertain tax positions and tax audits.

In June 2008, the Company received a tax refund from the U.S. Internal Revenue Service (IRS).  The refund is related to the audit of certain claims filed for tax years 1993-1998.  The refund had a positive impact on the Company’s net earnings of $565 million for the three and six months ended June 30, 2008, of which $295 million of the refund is reflected in earnings from discontinued operations.  The balance of $270 million, which represents interest, is reflected in earnings from continuing operations.

For the three and six months ended June 30, 2008, the difference between the Company’s recorded benefit and the benefit that would result from applying the U.S. statutory rate of 35.0% is primarily attributable to: (1) interest earned on the IRS tax refund, partially offset by (2) losses generated within the U.S. and certain jurisdictions outside the U.S. that were not benefited due to previously established valuation allowances, (3) the impact of previously established valuation allowances in jurisdictions with current earnings, (4) the mix of earnings from operations in certain lower-taxed jurisdictions outside the U.S., and (5) adjustments for uncertain tax positions and tax audits.

NOTE 9:  COMMITMENTS AND CONTINGENCIES

Environmental

The Company’s undiscounted accrued liabilities for future environmental investigation, remediation, and monitoring costs are composed of the following items:

	As of
(in millions)	June 30,	December 31,
	2009	2008

Eastman Business Park site, Rochester, NY	$58	$63
Other operating sites	11	12
Sites associated with former operations	21	21
Sites associated with the non-imaging health business sold in 1994	21	19
Total	$111	$115

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

A Consent Decree was signed in 1994 in settlement of a civil complaint brought by the U.S. Environmental Protection Agency (“EPA”) and the U.S. Department of Justice.  In connection with the Consent Decree, the Company is subject to a Compliance Schedule, under which the Company has improved its waste characterization procedures, upgraded one of its incinerators, and has upgraded its industrial sewer system.  The Company submitted a certification stating that it has completed the requirements of the Consent Decree in the fourth quarter of 2008, and expects to receive an acknowledgement of completion from the EPA before the end of 2009.  No further capital expenditures are expected under this program, but Kodak is required to continue the sewer inspection program until the Decree is closed by the Court.  Costs associated with the sewer inspection program are not material.

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

Other Commitments and Contingencies

As of June 30, 2009, the Company had outstanding letters of credit of $131 million issued under the Amended Credit Agreement, as well as bank guarantees of $33 million and surety bonds in the amount of $31 million primarily to ensure the payment of possible casualty and workers’ compensation claims, environmental liabilities, legal contingencies, rental payments, and to support various customs, tax and trade activities.

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

The Company recorded a contingency accrual of $21 million in the fourth quarter of 2008 related to employment litigation matters.  The employment litigation matters related to a number of cases, which had similar fact patterns related to legacy equal employment opportunity issues.  On April 27, 2009, the plaintiffs filed an unopposed motion for preliminary approval of a settlement in this action pursuant to which the Company will establish a settlement fund in the amount of $21 million that will be used for payments to plaintiffs and class members, as well as attorneys’ fees, litigation costs, and claims administration costs.  The settlement is subject to court approval.

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

NOTE 10:  GUARANTEES

The Company guarantees debt and other obligations of certain customers.  The debt and other obligations are primarily due to banks and leasing companies in connection with financing of customers' purchases of equipment and product from the Company.  At June 30, 2009, the maximum potential amount of future payments (undiscounted) that the Company could be required to make under these customer-related guarantees was $63 million.  At June 30, 2009, the carrying amount of any liability related to these customer guarantees was not material.

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

Eastman Kodak Company (“EKC”) also guarantees potential indebtedness to banks and other third parties for some of its consolidated subsidiaries.  The maximum amount guaranteed is $282 million, and the outstanding amount for those guarantees is $194 million with $177 million recorded within the Short-term borrowings and current portion of long-term debt, and Long-term debt, net of current portion components in the accompanying Consolidated Statement of Financial Position.  These guarantees expire in 2009 through 2014.  Pursuant to the terms of the Company's Amended Credit Agreement, obligations of the Borrowers to the Lenders under the Amended Credit Agreement, as well as secured agreements in an amount not to exceed $100 million, are guaranteed by the Company and the Company’s U.S. subsidiaries and included in the above amounts.

During the fourth quarter of 2007, EKC issued a guarantee to Kodak Limited (the “Subsidiary”) and the Trustees (the “Trustees”) of the Kodak Pension Plan of the United Kingdom (the “Plan”).  Under this arrangement, EKC guarantees to the Subsidiary and the Trustees the ability of the Subsidiary, only to the extent it becomes necessary to do so, to (1) make contributions to the Plan to ensure sufficient assets exist to make plan benefit payments, and (2) make contributions to the Plan such that it will achieve full funded status by the funding valuation for the period ending December 31, 2015.  The guarantee expires upon the conclusion of the funding valuation for the period ending December 31, 2015 whereby the Plan achieves full funded status or earlier, in the event that the Plan achieves full funded status for two consecutive funding valuation cycles which are typically performed at least every three years.  The limit of potential future payments is dependent on the funding status of the Plan as it fluctuates over the term of the guarantee.  The Plan’s most recent local funding valuation was completed in March 2009.  EKC and the Subsidiary are in discussions with the Trustees regarding the amount of future annual contributions and the date by which the Plan will achieve full funded status.  These negotiations may require changes to the existing guarantee described above.  The funded status of the Plan (calculated in accordance with U.S. GAAP) is included in Pension and other postretirement liabilities presented in the Consolidated Statement of Financial Position.

Indemnifications

The Company issues indemnifications in certain instances when it sells businesses and real estate, and in the ordinary course of business with its customers, suppliers, service providers and business partners.  Further, the Company indemnifies its directors and officers who are, or were, serving at the Company's request in such capacities.  Historically, costs incurred to settle claims related to these indemnifications have not been material to the Company’s financial position, results of operations or cash flows.  Additionally, the fair value of the indemnifications that the Company issued during the quarter ended June 30, 2009 was not material to the Company’s financial position, results of operations or cash flows.

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

(in millions)

Accrued warranty obligations as of December 31, 2008	$65
Actual warranty experience during 2009	(44)
2009 warranty provisions	30
Accrued warranty obligations as of June 30, 2009	$51

The Company also offers its customers extended warranty arrangements that are generally one year, but may range from three months to three years after the original warranty period.  The Company provides repair services and routine maintenance under these arrangements.  The Company has not separated the extended warranty revenues and costs from the routine maintenance service revenues and costs, as it is not practicable to do so.  Therefore, these revenues and costs have been aggregated in the discussion that follows.  Costs incurred under these arrangements for the six months ended June 30, 2009 amounted to $92 million.  The change in the Company's deferred revenue balance in relation to these extended warranty and maintenance arrangements from December 31, 2008 to June 30, 2009, which is reflected in Accounts payable and other current liabilities in the accompanying Consolidated Statement of Financial Position, was as follows:

(in millions)

Deferred revenue on extended warranties as of December 31, 2008	$153
New extended warranty and maintenance arrangements in 2009	228
Recognition of extended warranty and maintenance arrangement revenue in 2009	(228)
Deferred revenue on extended warranties as of June 30, 2009	$153

NOTE 11:  RESTRUCTURING AND RATIONALIZATION LIABILITIES

2009 Program

On December 17, 2008, the Company committed to a plan to implement a targeted cost reduction program (the 2009 Program) to more appropriately size the organization as a result of the global economic slowdown which began in 2008.  The program involves the rationalization of selling, marketing, administrative, research and development, supply chain and other business resources in certain areas and the consolidation of certain facilities.

In connection with the 2009 Program, the Company expects to incur total restructuring charges in the range of $250 million to $300 million, including $225 million to $265 million of cash related charges for termination benefits and other exit costs, and $25 million to $35 million of non-cash accelerated depreciation charges and asset write-offs.  The 2009 Program will require expenditures from corporate cash in the range of $125 million to $175 million, as most of the termination benefits for U.S. employees will be provided in the form of special retirement benefits (Special Termination Program (STP) benefits) payable from the Company’s over-funded U.S. pension plan.  All actions under the program are expected to be completed by the end of 2009.  The 2009 Program is expected to result in employment reductions in the range of 2,000 to 3,000 positions when complete.  When combined with rationalization actions taken in late 2008, the Company expects to reduce its worldwide employment by between 3,500 and 4,500 positions during 2009, approximately 14% to 18% of its total workforce.  Including the impact of carryover actions from 2008, the Company expects to make payments from corporate cash in 2009 in the range of $225 million to $275 million.

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

Restructuring and Ongoing Rationalization Reserve Activity

The activity in the accrued balances and the non-cash charges and credits incurred in relation to restructuring initiatives and ongoing rationalization activities for the three and six months ended June 30, 2009 were as follows:

		Exit
	Severance	Costs	Inventory	Accelerated
(in millions)	Reserve	Reserve	Write-downs	Depreciation	Total

Balance as of 12/31/08	$109	$21	$-	$-	130

Q1 2009 charges	94	15	3	4	116
Q1 2009 utilization/cash payments	(43)	(5)	(3)	(4)	(55)
Q1 2009 other adjustments & reclasses (1)	(40)	-	-	-	(40)
Balance as of 3/31/09	120	31	-	-	151

Q2 2009 charges	28	9	3	6	46
Q2 2009 utilization/cash payments	(47)	(8)	(3)	(6)	(64)
Q2 2009 other adjustments & reclasses (2)	(7)	2	-	-	(5)
Balance as of 6/30/09	$94	$34	$-	$-	$128

(1)
Includes $37 million of severance-related charges for pension plan curtailments, settlements, and special termination benefits, which are reflected in Pension and other postretirement liabilities and Other long-term assets in the Consolidated Statement of Financial Position.  The remaining $3 million reflects foreign currency translation adjustments.

(2)
The net $5 million reserve reduction includes an $11 million reduction for severance-related charges for pension plan curtailments, settlements, and special termination benefits, which are reflected in Pension and other postretirement liabilities and Other long-term assets in the Consolidated Statement of Financial Position.  The remaining $6 million of reserve increases reflects foreign currency translation adjustments.

The $46 million of charges for the three months ended June 30, 2009 includes $6 million of charges for accelerated depreciation and $3 million of charges for inventory write-downs, which were reported in Cost of goods sold in the accompanying Consolidated Statement of Operations for the three months ended June 30, 2009.  The remaining costs incurred, net of reversals, of $37 million were reported as Restructuring costs, rationalization and other in the accompanying Consolidated Statement of Operations for the three months ended June 30, 2009.  The severance and exit costs reserves require the outlay of cash, while accelerated depreciation and inventory write-downs represent non-cash items.

For the three months ended June 30, 2009, the severance costs related to the elimination of approximately 550 positions, including approximately 250 manufacturing, 75 research and development, and 225 administrative positions.  The geographic composition of the positions eliminated includes approximately 175 in the United States and Canada, and 375 throughout the rest of the world.

The charges of $46 million recorded in the second quarter of 2009 included $8 million applicable to FPEG, $2 million applicable to CDG, $23 million applicable to GCG, and $13 million that was applicable to manufacturing, research and development, and administrative functions, which are shared across all segments.

The $162 million of charges for the six months ended June 30, 2009 includes $10 million of charges for accelerated depreciation and $6 million of charges for inventory write-downs, which were reported in Cost of goods sold in the accompanying Consolidated Statement of Operations for the six months ended June 30, 2009.  The remaining costs incurred, net of reversals, of $146 million were reported as Restructuring costs, rationalization and other in the accompanying Consolidated Statement of Operations for the six months ended June 30, 2009.  The severance and exit costs reserves require the outlay of cash, while accelerated depreciation and inventory write-downs represent non-cash items.

For the six months ended June 30, 2009, the severance costs related to the elimination of approximately 2,150 positions, including approximately 1,100 manufacturing, 375 research and development and 675 administrative positions.  The geographic composition of the positions eliminated includes approximately 1,225 in the United States and Canada, and 925 throughout the rest of the world.

The charges of $162 million recorded in the first half of 2009 included $41 million applicable to FPEG, $16 million applicable to CDG, $75 million applicable to GCG, and $30 million that was applicable to manufacturing, research and development, and administrative functions, which are shared across all segments.

As a result of these initiatives, severance payments will be paid during periods through 2009 since, in many instances, the employees whose positions were eliminated can elect or are required to receive their payments over an extended period of time.  In addition, certain exit costs, such as long-term lease payments, will be paid over periods throughout 2009 and beyond.

NOTE 12:  RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of the net periodic benefit cost for all major funded and unfunded U.S. and Non-U.S. defined benefit plans for the three and six months ended June 30 are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2009		2008		2009		2008
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Major defined benefit plans:
Service cost	$11	$4	$13	$6	$24	$7	$27	$12
Interest cost	78	45	77	57	155	87	154	114
Expected return on plan assets	(122)	(50)	(136)	(69)	(240)	(97)	(272)	(137)
Amortization of:
Recognized net actuarial loss	1	2	1	16	2	4	2	32
Pension (income) expense before special termination benefits, curtailments, and settlements	(32)	1	(45)	10	(59)	1	(89)	21
Special termination benefits	11	-	1	-	47	-	6	1
Curtailment losses (gains)	-	-	(3)	-	1	-	(12)	-
Net pension expense (income)	(21)	1	(47)	10	(11)	1	(95)	22
Other plans including unfunded plans	-	2	-	3	-	-	-	5
Total net pension expense (income) from continuing operations	$(21)	$3	$(47)	$13	$(11)	$1	$(95)	$27

For the three and six months ended June 30, 2009 and 2008, all amounts reflected in the table above as special termination benefits charges were incurred as a result of the Company's restructuring actions .  For the six months ended June 30, 2009, $1 million of curtailment losses for the major funded and unfunded U.S. and Non-U.S. defined benefit plans were incurred as a result of the Company’s restructuring actions.  In addition, curtailment gains for the major funded and unfunded U.S. and Non-U.S. defined benefit plans totaling $7 million for the six months ended June 30, 2008 were also incurred as a result of the Company’s restructuring actions.  All special termination benefits, curtailments, and settlements incurred as a result of the Company’s restructuring actions have been included in Restructuring costs, rationalization and other in the Consolidated Statement of Operations for the respective periods.

The Company made contributions (funded plans) or paid benefits (unfunded plans) totaling approximately $40 million relating to its major U.S. and non-U.S. defined benefit pension plans for the six months ended June 30, 2009.  The Company expects its contribution (funded plans) and benefit payment (unfunded plans) requirements for its major U.S. and non-U.S. defined benefit pension plans for the balance of 2009 to be approximately $73 million.

Postretirement benefit costs for the Company's U.S., United Kingdom and Canada postretirement benefit plans, which represent the Company's major postretirement plans, include:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2009	2008	2009	2008

Service cost	$-	$2	$-	$4
Interest cost	24	39	48	78
Amortization of:
Prior service credit	(17)	(10)	(34)	(20)
Recognized net actuarial loss	5	5	10	11
Other postretirement benefit cost before curtailments and settlements	12	36	24	73
Curtailment gain	-	(2)	-	(7)
Settlement gain	-	-	-	(2)
Total net postretirement benefit expense	$12	$34	$24	$64

As a result of the Company’s restructuring actions, its U.S., United Kingdom and Canada postretirement benefit plans incurred curtailment gains of $3 million for the six months ended June 30, 2008, which have been included in Restructuring costs, rationalization and other in the Consolidated Statement of Operations for that period.

The Company paid benefits totaling approximately $84 million relating to its U.S., United Kingdom and Canada postretirement benefit plans for the six months ended June 30, 2009.  The Company expects to pay benefits of approximately $86 million for these postretirement plans for the balance of 2009.

The Company accounts for its defined benefit pension and other postretirement plans in accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106 and 132(R)).”  SFAS No. 158 requires that the funded status of all overfunded plans be aggregated and presented as an asset.  The funded status of all underfunded plans must also be aggregated and presented as a liability.  As of June 30, 2009 and December 31, 2008 the funded status of all major overfunded plans was approximately $255 million and $765 million, respectively, which is reflected in Other long-term assets in the Company’s Consolidated Statement of Financial Position.  As of June 30, 2009 and December 31, 2008, the funded status of all major underfunded plans was approximately $2.4 billion, which is reflected in Accounts payable and other current liabilities and Pension and other postretirement liabilities in the Company’s Consolidated Statement of Financial Position.  In accordance with SFAS No. 158 the measurement date used to determine the funded status of each of the Company’s pension and other postretirement benefits plan is December 31 of the prior year unless certain remeasurement events occur.

Certain of the Company's retirement plans were remeasured during the second quarter of 2009.  The remeasurement of the funded status of those plans during the quarter decreased the funded status of the Company's defined benefit and other postretirement benefit plans by $618 million.  This decrease was primarily due to actuarial losses related to asset return and discount rate assumptions.

The Kodak Retirement Income Plan (”KRIP”) is the major U.S. defined benefit pension plan.  During the fourth quarter of 2008, the Kodak Retirement Income Plan Committee (“KRIPCO,” the committee that overseas KRIP) approved a change to KRIP’s asset portfolio with the intention of re-assessing the asset allocation and completing a new asset and liability study in early 2009.  During the first quarter of 2009, as intended, KRIPCO again approved a change in the asset allocation for the KRIP.  A new asset and liability study was completed and resulted in an 8.75% expected long-term rate of return on plan asset assumption (“EROA”).  As the KRIP was remeasured as of March 31, 2009, the Company’s long-term assumption for EROA for the remainder of 2009 was updated at that time to reflect the change in asset allocation.

NOTE 13: EXTRAORDINARY ITEM

The terms of the purchase agreement of the 2004 acquisition of NexPress Solutions LLC called for additional consideration to be paid by the Company if sales of certain products exceeded stated minimum number of units sold during a five-year period following the close of transaction.  In May 2009, the earn-out period lapsed with no additional consideration required to be paid by the Company.  Negative goodwill, representing the contingent consideration obligation of $17 million, was therefore reduced to zero.  The reversal of negative goodwill reduced Property, plant and equipment, net by $2 million and Research and development expense by $7 million and resulted in an extraordinary gain of $6 million, net of tax, during the quarter ended June 30, 2009.

NOTE 14:  EARNINGS PER SHARE

Basic earnings per share computations are based on the weighted-average number of shares of common stock outstanding during the period(s) presented.  As a result of the net loss from continuing operations presented for the three and six months ended June 30, 2009, the Company calculated diluted earnings per share using weighted-average basic shares outstanding for each period, as utilizing diluted shares would be anti-dilutive to loss per share.

The following potential shares of the Company’s common stock were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2009 because the Company reported a net loss from continuing operations; therefore, the effects would be anti-dilutive:

	For the
	Three Months	Six Months
(in millions of shares)	Ended June 30, 2009

Total employee stock options outstanding	22.8	23.0
Total unvested share-based awards outstanding	2.9	2.9
Total anti-dilutive potential common shares	25.7	25.9

The majority of the Company’s outstanding stock options would not have been dilutive, and, therefore, would not have been included in the computation of diluted earnings per share if the Company had reported earnings from continuing operations for the three and six months ended June 30, 2009, because their exercise prices exceeded the average market price of the Company’s stock for both periods presented.  For the three and six months ended June 30, 2008, only those outstanding stock options which were dilutive were included in the computation of diluted earnings per share.

Diluted earnings per share calculations may also reflect approximately 18.5 million shares related to the assumed conversion of approximately $575 million in outstanding contingent convertible notes (the “Convertible Securities”), if dilutive.  For the three months ended June 30, 2009, and the six months ended June 30, 2009 and 2008, the Company’s diluted earnings or loss per share amounts exclude the effect of the Convertible Securities because they were anti-dilutive for those periods.

The computation of basic and diluted earnings from continuing operations per share of common stock for the three and six months ended June 30, 2008 is shown below:

	For the Three Months Ended
	June 30, 2008

(in millions)	Earnings (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS:
Earnings from continuing operations available to common stockholders	$200	288.2	$0.69

Effect of dilutive securities:
Unvested share-based awards	$-	1.6
Convertible securities	$5	18.5

Diluted EPS:
Adjusted earnings from continuing operations available to common stockholders and assumed issuances and conversions	$205	308.3	$0.66

	For the Six Months Ended
	June 30, 2008

(in millions)	Earnings (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS:
Earnings from continuing operations available to common stockholders	$86	288.2	$0.30

Effect of dilutive securities:
Unvested share-based awards	$-	1.5

Diluted EPS:
Adjusted earnings from continuing operations available to common stockholders and assumed issuances and conversions	$86	289.7	$0.30

NOTE 15:  SHAREHOLDERS' EQUITY

The Company has 950 million shares of authorized common stock with a par value of $2.50 per share, of which 391 million shares had been issued as of June 30, 2009 and December 31, 2008.  Treasury stock at cost consists of approximately 123 million shares as of June 30, 2009 and December 31, 2008.

Comprehensive (Loss) Income

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2009	2008	2009	2008

Net (loss) earnings	$(189)	$495	$(542)	$380
Realized and unrealized gain (loss) from hedging activity, net of tax	6	(7)	14	(11)
Currency translation adjustments	23	(29)	(12)	91
Pension and other postretirement benefit plan obligation activity, net of tax	(595)	31	(544)	95
Total comprehensive (loss) income, net of tax	$(755)	$490	$(1,084)	$555

NOTE 16:  SEGMENT INFORMATION

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

Consumer Digital Imaging Group Segment (“CDG”):  CDG encompasses digital still and video cameras, digital devices such as picture frames, kiosks and related media, APEX drylab systems, consumer inkjet printing systems, Kodak Gallery products and services, and imaging sensors.  CDG also includes the licensing activities related to the Company's intellectual property in digital imaging products.

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

Graphic Communications Group Segment (“GCG”): GCG serves a variety of customers in the creative, in-plant, data center, commercial printing, packaging, newspaper and digital service bureau market segments with a range of software, media and hardware products that provide customers with a variety of solutions for prepress equipment, workflow software, analog and digital printing, and document scanning.  Products and related services includeworkflow software and digital controllers; digital printing, which includes commercial inkjet and electrophotographic products, including equipment, consumables and service; prepress consumables; prepress equipment; and document scanners.

All Other:  All Other is composed of Kodak's display business and other small, miscellaneous businesses.

Segment financial information is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2009	2008	2009	2008

Net sales from continuing operations:

Consumer Digital Imaging Group	$503	$756	$872	$1,310
Film, Photofinishing and Entertainment Group	593	847	1,096	1,571
Graphic Communications Group	670	880	1,273	1,692
All Other	-	2	2	5
Consolidated total	$1,766	$2,485	$3,243	$4,578

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2009	2008	2009	2008

(Loss) earnings from continuing operations before interest expense, other income (charges), net and income taxes:

Consumer Digital Imaging Group	$(99)	$(49)	$(256)	$(160)
Film, Photofinishing and Entertainment Group	51	54	59	80
Graphic Communications Group	(28)	13	(88)	12
All Other	(3)	(4)	(6)	(8)
Total of segments	(79)	14	(291)	(76)
Restructuring costs, rationalization and other	(46)	(3)	(162)	6
Other operating income (expenses), net	-	7	(3)	17
Legal contingencies and settlements	(1)	-	(6)	(10)
Negative goodwill reversal	7	-	7	-
Interest expense	(23)	(26)	(48)	(54)
Other income (charges), net	14	(5)	(1)	30
Consolidated loss from continuing operations before income taxes	$(128)	$(13)	$(504)	$(87)

(in millions)	As of June 30, 2009	As of December 31, 2008

Segment total assets:

Consumer Digital Imaging Group	$1,194	$1,647
Film, Photofinishing and Entertainment Group	2,301	2,563
Graphic Communications Group	1,826	2,190
All Other	5	8
Total of segments	5,326	6,408
Cash and marketable securities	1,141	2,155
Deferred income tax assets	639	620
Other corporate assets/reserves	-	(4)
Consolidated total assets	$7,106	$9,179

NOTE 17:  FINANCIAL INSTRUMENTS

The following table presents the carrying amounts, estimated fair values, and location in the Consolidated Statement of Financial Position for the Company’s financial instruments:

		Assets
(in millions)		June 30, 2009		December 31, 2008
	Balance Sheet Location	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Marketable securities:
Available-for-sale (1)	Other long-term assets	$7	$7	$7	$7
Held-to-maturity (2)	Other current assets and Other long-term assets	10	10	12	12

Derivatives designated as hedging instruments:
Commodity contracts (1)	Other current assets	5	5	1	1

Derivatives not designated as hedging instruments:
Foreign exchange contracts (1)	Other current assets	11	11	18	18

		Liabilities
(in millions)		June 30, 2009		December 31, 2008
	Balance Sheet Location	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Long-term borrowings, net of current portion (2)	Long-term debt, net of current portion	$1,259	$880	$1,252	$926

Derivatives designated as hedging instruments:
Commodity contracts (1)	Accounts payable and other current liabilities	-	-	4	4

Derivatives not designated as hedging instruments:
Foreign exchange contracts (1)	Accounts payable and other current liabilities	4	4	80	80
Foreign exchange contracts (1)	Other long-term liabilities	6	6	3	3

(1)  Recorded at fair value.
(2)  Recorded at historical cost.

Long-term debt is generally used to finance long-term investments, while short-term borrowings are used to meet working capital requirements.  The Company does not utilize financial instruments for trading or other speculative purposes.

Fair value

The fair values of marketable securities are determined using quoted prices in active markets for identical assets (Level 1 fair value measurements).  Fair values of the Company’s forward contracts are determined using significant other observable inputs (Level 2 fair value measurements), and are based on the present value of expected future cash flows considering the risks involved and using discount rates appropriate for the duration of the contracts.  Fair values of long-term borrowings are determined by reference to quoted market prices, if available, or by pricing models based on the value of related cash flows discounted at current market interest rates.  The carrying values of cash and cash equivalents, trade receivables, short-term borrowings and payables (which are not shown in the table above) approximate their fair values.

Foreign exchange

Foreign exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in Other income (charges), net in the accompanying Consolidated Statement of Operations.  The net effects of foreign currency transactions, including related hedging activities, are shown below:

(in millions)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net gain (loss)	$5	$(9)	$(21)	$-

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

The Company’s financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments.  The Company manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties.  The Company has procedures to monitor the credit exposure amounts.  The maximum credit exposure at June 30, 2009 was not significant to the Company.

In the event of a default under the Company’s Amended Credit Agreement, or a default under any derivative contract or similar obligation of the Company, the derivative counterparties would have the right, although not the obligation, to require immediate settlement of some or all open derivative contracts at their then-current fair value, but with liability positions netted against asset positions with the same counterparty.  At June 30, 2009, the Company had open derivative contracts in liability positions with a total fair value of $10 million.

The location and amounts of gains and losses related to derivatives reported in the Consolidated Statement of Operations are shown in the following tables:

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI Into Cost of Goods Sold (Effective Portion)		Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(in millions)	For the three months ended June 30,		For the three months ended June 30,		For the three months ended June 30,
	2009	2008	2009	2008	2009	2008

Commodity contracts	$1	$(7)	$2	$6	$-	$-

	For the six months ended June 30,		For the six months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008	2009	2008

Commodity contracts	$14	$(11)	$(1)	$13	$-	$-

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative
(in millions)		For the three months ended June 30,		For the six months ended June 30,
		2009	2008	2009	2008

Foreign exchange contracts	Other income (charges), net	$39	$(18)	$35	$26

Foreign currency forward contracts

The Company’s foreign currency forward contracts used to hedge existing foreign currency denominated assets and liabilities are not designated as hedges, and are marked to market through net (loss) earnings at the same time that the exposed assets and liabilities are remeasured through net (loss) earnings (both in Other income (charges), net).  The notional amount of such contracts open at June 30, 2009 was $1.1 billion.  The majority of the contracts of this type held by the Company are denominated in euros and British pounds.

Additionally, the Company may enter into foreign currency forward contracts that are designated as cash flow hedges of exchange rate risk related to forecasted foreign currency denominated purchases, sales and intercompany sales.  There were no open contracts of this type at June 30, 2009.

Silver forward contracts

The Company enters into silver forward contracts that are designated as cash flow hedges of commodity price risk related to forecasted purchases of silver.  The value of the notional amounts of such contracts open at June 30, 2009 was $25 million.  Hedge gains and losses related to these silver forward contracts are reclassified into cost of goods sold as the related silver-containing products are sold to third parties.  These gains or losses transferred to cost of goods sold are generally offset by increased or decreased costs of silver purchased in the open market.  The amount of existing gains and losses at June 30, 2009 to be reclassified into earnings within the next 12 months is a net gain of $7 million.  At June 30, 2009, the Company had hedges of forecasted purchases through December 2009.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company’s key priorities for 2009 are:
•	Align the Company’s cost structure with external economic realities
•	Fund core investments
•	Transform portions of its product portfolio
•	Drive positive cash flow before restructuring

The recessionary trends in the global economy, which began in 2008, continued to significantly affect the Company’s revenue during the second quarter of 2009.  The Company expects these trends to continue to affect its results for the balance of the year.  The Company cannot anticipate with precision the duration and severity of the current economic downturn or when the economy may improve.  However, the Company believes that the actions being taken, as described below, will help to mitigate the impacts to its results in 2009 and position it well for the future when the global economy does begin to rebound.  The demand for the Company’s consumer products was very weak in the first and second quarters of 2009 as a result of the drop-off of consumer discretionary spending, consistent with trends that emerged in the fourth quarter of 2008.  In addition, as it did in late 2008, the weak economic environment continued to affect global print demand, which is a key driver of the Company’s GCG business.  The GCG equipment businesses also continue to be affected by the lack of credit availability in the financial markets.  In anticipation of the continuation of the recession in 2009, the Company began to formulate and implement in the fourth quarter of 2008, and continues to implement, a number of actions it deems necessary in order to successfully accomplish the key priorities listed above.

Specifically, the Company has implemented actions to focus business investments in certain areas that are core to the Company’s strategy (see below), while also maintaining an intense focus on cash generation and conservation in 2009.  On April 30, 2009, the Company announced that its Board of Directors decided to suspend future cash dividends on its common stock effective immediately.  Further, the Company also implemented temporary compensation-related actions, which reduced compensation for the chief executive officer and several other senior executives, as well as the Board of Directors, of the Company for the rest of 2009.  In addition, U.S. based employees of the Company are required to take one week of unpaid leave during 2009.  These actions are in addition to a targeted cost reduction program announced earlier this year (the 2009 Program).  This 2009 cost reduction program is designed to more appropriately size the organization’s cost structure with its expected revenue reductions as a result of the current economic environment.  The program involves the rationalization of selling, marketing, administrative, research and development, supply chain and other business resources in certain areas and the consolidation of certain facilities.  Also, the Company has initiated other actions to curb discretionary expenditures and employment-related costs, as well as to reduce capital expenditures where possible.

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

Consumer Digital Imaging Group Segment (“CDG”):  CDG encompasses digital still and video cameras, digital devices such as picture frames, kiosks and related media, APEX drylab systems, consumer inkjet printing systems, Kodak Gallery products and services, and imaging sensors.  CDG also includes the licensing activities related to the Company's intellectual property in digital imaging products.

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

Graphic Communications Group Segment (“GCG”): GCG serves a variety of customers in the creative, in-plant, data center, commercial printing, packaging, newspaper and digital service bureau market segments with a range of software, media and hardware products that provide customers with a variety of solutions for prepress equipment, workflow software, analog and digital printing, and document scanning.  Products and related services includeworkflow software and digital controllers; digital printing, which includes commercial inkjet and electrophotographic products, including equipment, consumables and service; prepress consumables; prepress equipment; and document scanners.

All Other:  All Other is composed of Kodak's display business and other small, miscellaneous businesses.

Net Sales from Continuing Operations by Reportable Segment and All Other

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)				Foreign Currency				Foreign Currency
	2009	2008	Change	Impact*	2009	2008	Change	Impact*
Consumer Digital Imaging Group
Inside the U.S.	$277	$401	-31%	0%	$471	$692	-32%	0%
Outside the U.S.	226	355	-36	-10	401	618	-35	-11
Total Consumer Digital Imaging Group	503	756	-33	-5	872	1,310	-33	-5

Film, Photofinishing and Entertainment Group
Inside the U.S.	123	237	-48	0	246	436	-44	0
Outside the U.S.	470	610	-23	-8	850	1,135	-25	-9
Total Film, Photofinishing and Entertainment Group	593	847	-30	-6	1,096	1,571	-30	-6

Graphic Communications Group
Inside the U.S.	212	273	-22	0	410	540	-24	0
Outside the U.S.	458	607	-25	-7	863	1,152	-25	-8
Total Graphic Communications Group	670	880	-24	-5	1,273	1,692	-25	-5

All Other
Inside the U.S.	1	2	-	-	4	5	-	-
Outside the U.S.	(1)	-	-	-	(2)	-	-	-
Total All Other	-	2	-	-	2	5	-	-

Consolidated
Inside the U.S.	613	913	-33	0	1,131	1,673	-32	0
Outside the U.S.	1,153	1,572	-27	-8	2,112	2,905	-27	-9
Consolidated Total	$1,766	$2,485	-29%	-5%	$3,243	$4,578	-29%	-6%

*	Represents the percentage point change in segment net sales for the period that is attributable to foreign currency fluctuations

(Loss) Earnings from Continuing Operations Before Interest Expense, Other Income (Charges), Net and Income Taxes by Reportable Segment and All Other

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2009	2008	Change	2009	2008	Change

Consumer Digital Imaging Group	$(99)	$(49)	-102%	$(256)	$(160)	-60%
Film, Photofinishing and Entertainment Group	51	54	-6%	59	80	-26%
Graphic Communications Group	(28)	13	-315%	(88)	12	-833%
All Other	(3)	(4)	+25%	(6)	(8)	+25%
Total of segments	$(79)	$14	-664%	$(291)	$(76)	-283%
Percent of Sales	(4)%	1%		(9)%	(2)%

Restructuring costs, rationalization and other	(46)	(3)		(162)	6
Other operating income (expenses), net	-	7		(3)	17
Legal contingencies and settlements	(1)	-		(6)	(10)
Negative goodwill reversal	7	-		7	-
Interest expense	(23)	(26)		(48)	(54)
Other income (charges), net	14	(5)		(1)	30
Consolidated loss from continuing operations before income taxes	$(128)	$(13)	-885%	$(504)	$(87)	-479%

2009 COMPARED WITH 2008

Second Quarter

RESULTS OF OPERATIONS – CONTINUING OPERATIONS

CONSOLIDATED

(dollars in millions)	Three Months Ended
	June 30,
	2009	% of Sales	2008	% of Sales	Increase / (Decrease)	% Change

Net sales	$1,766		$2,485		$(719)	-29%
Cost of goods sold	1,440		1,899		(459)	-24%
Gross profit	326	18.5%	586	23.6%	(260)	-44%
Selling, general and administrative expenses	324	18%	438	18%	(114)	-26%
Research and development costs	84	5%	135	5%	(51)	-38%
Restructuring costs, rationalization and other	37		2		35
Other operating expenses (income), net	-		(7)		7	-100%
Loss from continuing operations before interest expense, other income (charges), net and income taxes	(119)	-7%	18	1%	(137)	-761%
Interest expense	23		26		(3)	-12%
Other income (charges), net	14		(5)		19	380%
Loss from continuing operations before income taxes	(128)		(13)		(115)	-885%
Provision (benefit) for income taxes	63		(213)		276	130%
(Loss) earnings from continuing operations	(191)	-11%	200	8%	(391)	-196%
(Loss) earnings from discontinued operations, net of income taxes	(4)		295		(299)	-101%
Extraordinary item, net of tax	6		-		6
NET (LOSS) EARNINGS ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$(189)		$495		$(684)	-138%

	Three Months Ended
	June 30,		Percent Change vs. 2008
	2009 Amount	Change vs. 2008	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net sales	$1,766	-28.9%	-17.7%	-6.1%	-5.1%	n/a

Gross profit margin	18.5%	-5.1pp	n/a	-6.9pp	-3.2pp	5.0pp

Executive Summary

The Company’s operating results in the second quarter of 2009 continued to be negatively impacted by the decline in demand as a result of the global economic slowdown which began in 2008.  The demand for the Company’s consumer products is largely discretionary in nature, and sales and earnings of the Company’s consumer businesses are linked to the timing of holidays, vacations, and other leisure or gifting seasons.  Continued declines in consumer spending have had significant impacts in the Company’s digital camera and digital picture frame businesses in the CDG segment.  In addition, intellectual property royalty revenue within CDG decreased versus the prior year. In the GCG segment, lack of credit availability, combined with the weak economy, has resulted in low capital spending by businesses, negatively impacting sales.  The reduction of global print demand had a negative impact on the GCG business.  The Entertainment Imaging business within the FPEG segment continued to be negatively impacted by delays in the creation of feature films caused by the uncertainty around the Screen Actors’ Guild contract, which expired in June 2008, and was not replaced until June 2009.  In addition, the economic climate adversely impacted financing availability for independent film makers.  Also, the secular decline of Film Capture continues to impact the traditional businesses.  In response to the global economic slowdown, the Company implemented a targeted cost-reduction program and other measures as discussed in the Overview above.

Revenues

For the three months ended June 30, 2009, net sales decreased compared with the same period in 2008 primarily due to volume declines within all three segments driven by lower demand as a result of the global economic slowdown, particularly within Digital Capture and Devices in the CDG segment, and Prepress Solutions in the GCG segment, as well as continuing secular declines in Traditional Photofinishing and Film Capture in the FPEG segment.  Unfavorable price/mix was primarily driven by Digital Capture and Devices within CDG, Entertainment Imaging within FPEG, and Prepress Solutions within GCG.  Foreign exchange negatively impacted sales across all three segments, due to a strong U.S. dollar.

Gross Profit

Gross profit declined in the second quarter of 2009 in dollars and as a percentage of sales, primarily due to lower sales volumes as discussed above, as well as unfavorable price/mix, which impacted all segments but was most prominent in CDG, and unfavorable foreign exchange.  These items were partially offset by cost improvements, driven by ongoing cost reduction efforts across all segments and lower raw material costs in FPEG.

The current quarter results also include a decline of approximately $46 million in intellectual property royalty revenues as compared with the prior year quarter related to certain arrangements under which the Company fulfilled its continuing obligations as of the end of 2008, as well as overall volume declines in the digital capture device market.  The Company expects to secure future licensing arrangements, the timing and amounts of which are difficult to predict.  These types of arrangements provide the Company with a return on portions of historical research and development investments.

Selling, General and Administrative Expenses

The decrease in consolidated selling, general and administrative expenses (SG&A) was a result of company-wide cost reduction actions in response to the current economic conditions.

Research and Development Costs

The decrease in consolidated research and development (R&D) costs was a result of focused cost reduction efforts.

Restructuring Costs, Rationalization and Other

These costs, as well as the restructuring and rationalization-related costs reported in cost of goods sold, are discussed under the "RESTRUCTURING COSTS, RATIONALIZATION AND OTHER" section.

Other Income (Charges), Net

The other income (charges), net category primarily includes interest income, income and losses from equity investments, and foreign exchange gains and losses.  The increase in other income (charges), net was primarily attributable to gains on foreign exchange in the second quarter of 2009 as compared with losses on foreign exchange in the prior year quarter, and expense related to support of an educational institution in the second quarter of 2008.  This was partially offset by a decrease in interest income due to lower interest rates and lower cash balances in the second quarter of 2009 as compared with 2008.

Income Tax Provision (Benefit)

In June 2008, the Company received a tax refund from the U.S. Internal Revenue Service (IRS).  This refund was related to the audit of certain claims filed for tax years 1993-1998.  The refund had a positive impact on the Company’s net earnings of $565 million for the three months ended June 30, 2008, of which $295 million of the refund is reflected in earnings from discontinued operations.  The balance of $270 million, which represents interest, is reflected in earnings from continuing operations.

(dollars in millions)	Three Months Ended
	June 30,
	2009	2008
Loss from continuing operations before income taxes	$(128)	$(13)
Provision (benefit) for income taxes	$63	$(213)
Effective tax rate	(49.2)%	1638.5%

The change in the Company’s effective tax rate from continuing operations is primarily attributable to: (1) a $270 million benefit recognized during the second quarter of 2008 related to the aforementioned IRS refund; (2) losses generated in the U.S. and in certain jurisdictions outside the U.S. that were not benefited due to management’s conclusion that it was not more likely than not that the tax benefits would be realized; (3) the impact of previously established valuation allowances in jurisdictions with current earnings; (4) changes to the mix of earnings from operations in certain lower-taxed jurisdictions outside the U.S.; (5) tax accounting impacts related to items reported in Accumulated other comprehensive income; and (6) adjustments for uncertain tax positions and audit settlements.

CONSUMER DIGITAL IMAGING GROUP

(dollars in millions)	Three Months Ended
	June 30,
	2009	% of Sales	2008	% of Sales	Increase / (Decrease)	% Change

Net sales	$503		$756		$(253)	-33%
Cost of goods sold	448		610		(162)	-27%
Gross profit	55	10.9%	146	19.3%	(91)	-62%
Selling, general and administrative expenses	119	24%	143	19%	(24)	-17%
Research and development costs	35	7%	52	7%	(17)	-33%
Loss from continuing operations before interest expense, other income(charges), net and income taxes	$(99)	-20%	$(49)	-6%	$(50)	-102%

	Three Months Ended
	June 30,		Percent Change vs. 2008
	2009 Amount	Change vs. 2008	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net sales	$503	-33.5%	-16.3%	-12.6%	-4.6%	n/a

Gross profit margin	10.9%	-8.4pp	n/a	-15.3pp	-5.2pp	12.1pp

Revenues

CDG’s second quarter performance reflects the continued weakness in the global economy, combined with lower intellectual property royalty revenues.  The demand for many of the consumer products within the CDG portfolio is discretionary in nature and consumer discretionary spending remains weak, leading to declines in CDG revenues in the second quarter.

The decrease in net sales for CDG was primarily driven by volume declines in Digital Capture and Devices.  Net sales of Digital Capture and Devices, which includes consumer digital still and video cameras, digital picture frames, accessories, memory products, and intellectual property royalties, decreased 44% in the second quarter of 2009 as compared with the prior year quarter, primarily reflecting lower volumes and unfavorable price/mix of digital cameras and digital picture frames as a result of continuing weakness in consumer demand, and lower intellectual property royalties (see gross profit discussion below).

Net sales of Retail Systems Solutions, which includes kiosks and related media and APEX drylab systems, decreased 14% in the second quarter of 2009, primarily driven by unfavorable foreign exchange and lower media volumes.  The decline in media volumes was largely driven by continued inventory contractions at major U.S. retailers.

Net sales of Consumer Inkjet Systems, which includes inkjet printers and related consumables, increased 20% due to higher volumes for printers and ink cartridges, partially offset by declines in media volumes. The volume increases experienced by the Company during the current economic situation, despite overall declines in the consumer printing industry, are reflective of favorable consumer response to the Company’s unique value proposition.

Gross Profit

The decrease in gross profit, both in dollars and as a percentage of sales, for CDG was primarily attributable to unfavorable price/mix within Digital Capture and Devices, including lower intellectual property royalty revenues, and unfavorable foreign exchange.  In addition, the decrease in gross profit dollars for CDG was due to lower sales volumes as discussed above.  Partially offsetting these unfavorable factors was the benefit of lower product costs versus prior year.

The current quarter results include a decline of approximately $46 million in intellectual property royalty revenues as compared with the prior year quarter related to certain arrangements under which the Company fulfilled its continuing obligations as of the end of 2008, as well as overall volume declines in the digital capture device market.  The Company expects to secure future licensing arrangements, the timing and amounts of which are difficult to predict.  These types of arrangements provide the Company with a return on portions of historical research and development investments.

Selling, General and Administrative Expenses

The decrease in SG&A expenses for CDG was primarily driven by focused cost reduction actions to respond to the current economic conditions, partially offset by increased advertising expense related to Consumer Inkjet Systems.

Research and Development Costs

The decrease in R&D costs for CDG was primarily attributable to lower spending related to Consumer Inkjet Systems, resulting from the movement of product offerings from the development phase into the market introduction and growth phases, as well as portfolio rationalization within the other CDG businesses.

FILM, PHOTOFINISHING AND ENTERTAINMENT GROUP

(dollars in millions)	Three Months Ended
	June 30,
	2009	% of Sales	2008	% of Sales	Increase / (Decrease)	% Change

Net sales	$593		$847		$(254)	-30%
Cost of goods sold	460		662		(202)	-31%
Gross profit	133	22.4%	185	21.8%	(52)	-28%
Selling, general and administrative expenses	73	12%	117	14%	(44)	-38%
Research and development costs	9	2%	14	2%	(5)	-36%
Earnings from continuing operations before interest expense, other income (charges), net and income taxes	$51	9%	$54	6%	$(3)	-6%

	Three Months Ended
	June 30,		Percent Change vs. 2008
	2009 Amount	Change vs. 2008	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net sales	$593	-30.0%	-20.1%	-4.0%	-5.9%	n/a

Gross profit margin	22.4%	0.6pp	n/a	-5.0pp	-3.9pp	9.5pp

Revenues

The decrease in net sales for FPEG was driven by revenue declines across all SPGs within the segment.  Net sales of Film Capture decreased 43% in the three months ended June 30, 2009 as compared with the second quarter of 2008 due to secular declines in the industry.  The decrease in net sales for Entertainment Imaging of 25% from the prior year quarter primarily reflects lower volumes due to (1) the uncertainty around the Screen Actors’ Guild contract, which expired in June 2008 and was not replaced until June 2009, and (2) the impact of the economic climate on financing availability for independent film makers, which together have resulted in delays in the creation of feature films.  Unfavorable foreign exchange and price/mix also negatively impacted sales for Entertainment Imaging.  Traditional Photofinishing sales decreased 28% from the prior year quarter, primarily driven by volume declines resulting from the previously announced closure of the Qualex central lab operations in the U.S. and Canada at the end of March 2009.

Gross Profit

The decrease in FPEG gross profit dollars was primarily driven by lower sales volumes as mentioned above, and unfavorable foreign exchange and price/mix within Entertainment Imaging.  The increase in gross profit as a percentage of sales was primarily reflective of the lower costs of silver, paper, and petroleum-based raw materials, lower benefit costs as a result of amendments made in the third quarter of 2008 to certain of the Company’s U.S. postemployment benefits, and other cost improvements.

Selling, General and Administrative Expenses

The decline in SG&A expenses for FPEG was attributable to focused cost reduction actions to respond to current economic conditions, as well as lower postemployment benefit costs and the aforementioned closure of Qualex operations in the U.S. and Canada.

GRAPHIC COMMUNICATIONS GROUP

(dollars in millions)	Three Months Ended
	June 30,
	2009	% of Sales	2008	% of Sales	Increase / (Decrease)	% Change

Net sales	$670		$880		$(210)	-24%
Cost of goods sold	522		626		(104)	-17%
Gross profit	148	22.1%	254	28.9%	(106)	-42%
Selling, general and administrative expenses	132	20%	178	20%	(46)	-26%
Research and development costs	44	7%	63	7%	(19)	-30%
(Loss) earnings from continuing operations before interest expense, other income (charges), net and income taxes	$(28)	-4%	$13	1%	$(41)	-315%

	Three Months Ended
	June 30,		Percent Change vs. 2008
	2009 Amount	Change vs. 2008	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net sales	$670	-23.9%	-16.6%	-2.4%	-4.9%	n/a

Gross profit margin	22.1%	-6.8pp	n/a	-2.8pp	-1.0pp	-3.0pp

Revenues

GCG’s second quarter revenue declines reflect the impact of ongoing global economic uncertainties, which have depressed global print demand and associated capital investments in the printing industry.

The decrease in GCG net sales for the quarter was driven by volume declines and unfavorable foreign exchange across all product lines.  Unfavorable price/mix, primarily within Prepress Solutions and Digital Printing Solutions, reflects both a shift in demand toward products requiring lower levels of investment and increased price pressures due to the economic downturn in the industry.

Net sales of Prepress Solutions decreased 27%, primarily driven by volume declines, as well as unfavorable foreign exchange and price/mix.  The volume decreases resulted from the decline in worldwide print demand, which reduced demand for plate consumables and prepress equipment.

Net sales of Digital Printing Solutions decreased 20%, resulting from unfavorable volume, price/mix and foreign exchange.  Equipment volumes decreased as the printing industry remains cautious regarding capital investments in the current economic environment.  While overall consumable volumes also decreased, color electrophotographic consumable volumes increased due to an increase in the equipment installed base for that product line.  Unfavorable price/mix was driven by general price erosion and capital investments that were skewed toward lower-priced models.

Net sales of Document Imaging decreased by 4%, primarily driven by unfavorable foreign exchange.  The volume declines for scanning and imaging products were largely offset by volume increases in business process services, and favorable price/mix.

Net sales of Enterprise Solutions decreased 43%, primarily due to volume declines in sales of workflow software and print controllers, as a result of fewer prepress equipment placements and third party digital printer sales that resulted from the decline in worldwide print demand.

Gross Profit

Gross profit declined both in dollars and as a percentage of sales across all SPGs, as volume, price/mix, foreign exchange, and manufacturing cost were unfavorable.  The decline in global print demand negatively impacted equipment and consumables sales volumes, driving down gross profit dollars while also leading the Company to reduce its production levels, which resulted in lower levels of factory absorption and higher unit manufacturing costs.  This impact was most pronounced in Prepress Solutions but was also a factor in the performance of all other SPGs.  Constrained demand drove increased price pressures in the industry as capital investments continue to be depressed, which drove unfavorable price/mix in Prepress Solutions and Digital Printing Solutions.

Selling, General and Administrative Expenses

The decrease in SG&A expenses for GCG was primarily attributable to focused cost reduction actions to respond to the current economic conditions.

Research and Development Costs

The decrease in R&D costs for GCG was largely driven by a rationalization and refocusing of investments.

Year to Date

RESULTS OF OPERATIONS – CONTINUING OPERATIONS

CONSOLIDATED

(dollars in millions)	Six Months Ended
	June 30,
	2009	% of Sales	2008	% of Sales	Increase / (Decrease)	% Change

Net sales	$3,243		$4,578		$(1,335)	-29%
Cost of goods sold	2,723		3,568		(845)	-24%
Gross profit	520	16.0%	1,010	22.1%	(490)	-49%
Selling, general and administrative expenses	637	20%	829	18%	(192)	-23%
Research and development costs	189	6%	269	6%	(80)	-30%
Restructuring costs, rationalization and other	146		(8)		154	1925%
Other operating expenses (income), net	3		(17)		20	118%
Earnings (loss) from continuing operations before interest expense, other (charges) income, net and income taxes	(455)	-14%	(63)	-1%	(392)	-622%
Interest expense	48		54		(6)	-11%
Other (charges) income, net	(1)		30		(31)	-103%
Loss from continuing operations before income taxes	(504)		(87)		(417)	-479%
Provision (benefit) for income taxes	47		(173)		220	127%
(Loss) earnings from continuing operations	(551)	-17%	86	2%	(637)	-741%
Earnings from discontinued operations, net of income taxes	3		294		(291)	-99%
Extraordinary item, net of tax	6		-		6
NET (LOSS) EARNINGS ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$(542)		$380		$(922)	-243%

	Six Months Ended
	June 30,		Percent Change vs. 2008
	2009 Amount	Change vs. 2008	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net sales	$3,243	-29.2%	-18.1%	-5.5%	-5.6%	n/a

Gross profit margin	16.0%	-6.1pp	n/a	-7.0pp	-3.6pp	4.5pp

Revenues

For the six months ended June 30, 2009, net sales decreased compared with the same period in 2008 primarily due to volume declines within all three segments driven by lower demand as a result of the global economic slowdown, particularly within Prepress Solutions in the GCG segment and Digital Capture and Devices in the CDG segment, as well as continued secular declines in Film Capture and Traditional Photofinishing in the FPEG segment.  Foreign exchange negatively impacted sales across all three segments, due to a stronger U.S. dollar.  Unfavorable price/mix was primarily driven by Digital Capture and Devices within CDG.

Gross Profit

Gross profit declined in the six months of 2009 in dollars and as a percentage of sales, due to lower sales volumes as discussed above, unfavorable price/mix, which impacted all segments but was most prominent in CDG, and unfavorable foreign exchange.  These items were partially offset by cost improvements, largely driven by ongoing cost reduction efforts within CDG and FPEG.

The current year-to-date results also include a decline of approximately $101 million in intellectual property royalty revenues as compared with the prior year period, related to certain arrangements under which the Company fulfilled its continuing obligations as of the end of 2008, as well as overall volume declines in the digital capture device market.  The Company expects to secure future licensing arrangements, the timing and amounts of which are difficult to predict.  These types of arrangements provide the Company with a return on portions of historical research and development investments.

Selling, General and Administrative Expenses

The decrease in consolidated selling, general and administrative expenses (SG&A) was a result of company-wide cost reduction actions in response to current economic conditions.

Research and Development Costs

The decrease in consolidated research and development (R&D) costs was a result of focused cost reduction efforts.

Restructuring Costs, Rationalization and Other

These costs, as well as the restructuring and rationalization-related costs reported in cost of goods sold, are discussed under the "RESTRUCTURING COSTS, RATIONALIZATION AND OTHER" section.

Other Operating Expenses (Income), Net

The other operating expenses (income), net category includes gains and losses on sales of capital assets and businesses and certain asset impairment charges.  The year-over-year change in other operating expenses (income), net was largely driven by higher gains on sales of capital assets and businesses in the six months ended June 30, 2008, as compared with 2009.

Other (Charges) Income, Net

The other (charges) income, net category primarily includes interest income, income and losses from equity investments, and foreign exchange gains and losses.  The decrease in other (charges) income, net was primarily attributable to a decrease in interest income due to lower interest rates and lower cash balances in the six months of 2009 as compared with 2008.

Income Tax Provision (Benefit)

In June 2008, the Company received a tax refund from the U.S. Internal Revenue Service (IRS).  This refund was related to the audit of certain claims filed for tax years 1993-1998.  The refund had a positive impact on the Company’s net earnings of $565 million for the six months ended June 30, 2008, of which $295 million of the refund is reflected in earnings from discontinued operations.  The balance of $270 million, which represents interest, is reflected in earnings from continuing operations.

(dollars in millions)	Six Months Ended
	June 30,
	2009	2008
Loss from continuing operations before income taxes	$(504)	$(87)
Provision (benefit) for income taxes	$47	$(173)
Effective tax rate	(9.3)%	198.9%

The change in the Company’s effective tax rate from continuing operations is primarily attributable to: (1) interest earned in 2008 on the IRS tax refund, partially offset by (2) losses generated in the U.S. and in certain jurisdictions outside the U.S. that were not benefited due to management’s conclusion that it was not more likely than not that the tax benefits would be realized, (3) the impact of previously established valuation allowances in jurisdictions with current earnings,  (4) the mix of earnings from operations in certain lower-taxed jurisdictions outside the U.S., and  (5) adjustments for uncertain tax positions and audit settlements.

CONSUMER DIGITAL IMAGING GROUP

(dollars in millions)	Six Months Ended
	June 30,
	2009	% of Sales	2008	% of Sales	Increase / (Decrease)	% Change

Total net sales	$872		$1,310		$(438)	-33%
Cost of goods sold	830		1,096		(266)	-24%
Gross profit	42	4.8%	214	16.3%	(172)	-80%
Selling, general and administrative expenses	222	25%	268	20%	(46)	-17%
Research and development costs	76	9%	106	8%	(30)	-28%
Loss from continuing operations before interest expense, other income (charges), net and income taxes	$(256)	-29%	$(160)	-12%	$(96)	-60%

	Six Months Ended
	June 30,		Percent Change vs. 2008
	2009 Amount	Change vs. 2008	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net sales	$872	-33.4%	-15.9%	-12.5%	-5.0%	n/a

Gross profit margin	4.8%	-11.5pp	n/a	-19.8pp	-6.2pp	14.5pp

Revenues

CDG’s year-to-date performance reflects the continued weakness in the global economy, combined with lower intellectual property royalty revenues.  The demand for many of the consumer products within the CDG portfolio is discretionary in nature and consumer discretionary spending remains weak, leading to declines in CDG revenues in the six months ended June 30, 2009.

The decrease in net sales for CDG was primarily driven by declines in Digital Capture and Devices, partially offset by growth in Consumer Inkjet Systems.

Net sales of Digital Capture and Devices, which includes consumer digital still and video cameras, digital picture frames, accessories, memory products, and intellectual property royalties, decreased 44% in the six months ended June 30, 2009 as compared with the prior year period, primarily reflecting lower volumes of digital cameras and digital picture frames as a result of continuing weakness in consumer demand, lower intellectual property royalties (see gross profit discussion below), unfavorable price/mix, and unfavorable foreign exchange.

Net sales of Retail Systems Solutions, which includes kiosks and related media and APEX drylab systems, decreased 16% in the six months ended June 30, 2009, driven by unfavorable foreign exchange, lower media volumes, and unfavorable price/mix.  The decline in media volumes was largely driven by ongoing inventory contraction at major U.S. retailers.

Net sales of Consumer Inkjet Systems, which includes inkjet printers and related consumables, increased 41% due to higher volumes for printers and ink cartridges, and favorable price/mix, partially offset by unfavorable foreign exchange and declines in media volumes.  The volume increases experienced by Kodak during the current economic situation, despite overall declines in the consumer printing industry, are reflective of favorable consumer response to the Company’s unique value proposition.

Gross Profit

The decrease in gross profit, both in dollars and as a percentage of sales, for CDG was primarily attributable to unfavorable price/mix within Digital Capture and Devices, including lower intellectual property royalty revenues, and unfavorable foreign exchange.  In addition, the decrease in gross profit dollars for CDG was due to lower sales volumes as discussed above.  Partially offsetting these unfavorable factors was the benefit of lower product costs versus prior year.

The current year-to-date results include a decline of approximately $101 million in intellectual property royalty revenues as compared with the prior year period related to certain arrangements under which the Company fulfilled its continuing obligations as of the end of 2008, as well as overall volume declines in the digital capture device market.  The Company expects to secure future licensing arrangements, the timing and amounts of which are difficult to predict.  These types of arrangements provide the Company with a return on portions of historical research and development investments.

Selling, General and Administrative Expenses

The decrease in SG&A expenses for CDG was primarily driven by focused cost reduction actions to respond to the current economic conditions, partially offset by increased advertising expense related to Consumer Inkjet Systems.

Research and Development Costs

The decrease in R&D costs for CDG was primarily attributable to lower spending related to Consumer Inkjet Systems, resulting from the movement of product offerings from the development phase into the market introduction and growth phases, as well as portfolio rationalization within the other CDG businesses.

FILM, PHOTOFINISHING AND ENTERTAINMENT GROUP

(dollars in millions)	Six Months Ended
	June 30,
	2009	% of Sales	2008	% of Sales	Increase / (Decrease)	% Change

Total net sales	$1,096		$1,571		$(475)	-30%
Cost of goods sold	874		1,240		(366)	-30%
Gross profit	222	20.3%	331	21.1%	(109)	-33%
Selling, general and administrative expenses	145	13%	221	14%	(76)	-34%
Research and development costs	18	2%	30	2%	(12)	-40%
Earnings from continuing operations before interest expense, other income (charges), net and income taxes	$59	5%	$80	5%	$(21)	-26%

	Six Months Ended
	June 30,		Percent Change vs. 2008
	2009 Amount	Change vs. 2008	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Total net sales	$1,096	-30.2%	-20.6%	-3.3%	-6.3%	n/a

Gross profit margin	20.3%	-0.8pp	n/a	-2.8pp	-4.3pp	6.3pp

Revenues

The decrease in net sales for FPEG was driven by revenue declines across all SPGs within the segment.  Net sales of Film Capture and Traditional Photofinishing decreased 46% and 29%, respectively, in the six months ended June 30, 2009 as compared with the comparable period of 2008, primarily reflecting continuing secular declines in both of these SPGs, and unfavorable foreign exchange.  Sales volumes in Traditional Photofinishing were also impacted by the previously announced closure of the Qualex central operations in the U.S. and Canada at the end of March 2009.  Net worldwide sales for Entertainment Imaging decreased 22% compared with the prior year period, primarily reflecting unfavorable foreign exchange and price/mix, as well as lower volumes due to (1) the uncertainty around the Screen Actors’ Guild contract, which expired in June 2008 and was not replaced until June 2009, and (2) the impact of the economic climate on financing availability for independent film makers, which together have resulted in delays of the creation of feature films.

Gross Profit

The decrease in FPEG gross profit in both dollars and as a percentage of sales was primarily driven by lower sales volumes as mentioned above, as well as unfavorable foreign exchange and price/mix within Entertainment Imaging.  This was partially offset by lower benefit costs as a result of amendments made in the third quarter of 2008 to certain of the Company’s U.S. postemployment benefits.

Selling, General and Administrative Expenses

The decline in SG&A expenses for FPEG was attributable to focused cost reduction actions to respond to current economic conditions, as well as lower postemployment benefit costs and the aforementioned closure of Qualex operations in the U.S. and Canada.

GRAPHIC COMMUNICATIONS GROUP

(dollars in millions)	Six Months Ended
	June 30,
	2009	% of Sales	2008	% of Sales	Increase / (Decrease)	% Change

Total net sales	$1,273		$1,692		$(419)	-25%
Cost of goods sold	998		1,220		(222)	-18%
Gross profit	275	21.6%	472	27.9%	(197)	-42%
Selling, general and administrative expenses	268	21%	338	20%	(70)	-21%
Research and development costs	95	7%	122	7%	(27)	-22%
(Loss) earnings from continuing operations before interest expense, other income (charges), net and income taxes	$(88)	-7%	$12	1%	$(100)	-833%

	Six Months Ended
	June 30,		Percent Change vs. 2008
	2009 Amount	Change vs. 2008	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net sales	$1,273	-24.8%	-17.5%	-2.0%	-5.3%	n/a

Gross profit margin	21.6%	-6.3pp	n/a	-2.3pp	-1.2pp	-2.8pp

Revenues

GCG’s year-to-date revenue declines reflect the impact of ongoing global economic uncertainties, which have depressed global print demand and associated capital investments in the printing industry.

The decrease in GCG net sales for the six months ended June 30, 2009 was driven by volume declines and unfavorable foreign exchange across all product lines. Unfavorable price/mix, primarily within Digital Printing Solutions and Prepress Solutions, reflects both a shift in demand toward products requiring lower levels of investment and increased price pressures due to the economic downturn in the industry.

Net sales of Prepress Solutions decreased 28%, primarily driven by volume declines, with unfavorable foreign exchange and unfavorable price/mix also contributing to the overall performance.  The volume decreases were largely attributable to the decline in worldwide print demand, which reduced demand for plate consumables and prepress equipment.

Net sales of Digital Printing Solutions decreased 16%, driven by unfavorable price/mix in both electrophotographic and inkjet equipment as capital investments were skewed toward lower-priced models.  Unfavorable foreign exchange and volumes contributed equally to the decrease in sales.  While overall volumes for the SPG were down, inkjet equipment volumes were flat on a year-to-date basis.  While consumable volumes overall were down, color electrophotographic volumes grew due to an increase in the equipment installed base.  Consumables were also unfavorably impacted by price/mix and foreign exchange.

Net sales of Document Imaging decreased 13%, driven by lower volumes and unfavorable foreign exchange, partially offset by favorable price/mix.  The volume declines were largely attributable to decreased demand for scanning and imaging products from customers in the financial services industry.

Net sales of Enterprise Solutions decreased 39%, primarily due to volume declines in sales of workflow software and print controllers, as a result of fewer prepress equipment placements and third party digital printer sales resulting from the decline in worldwide print demand.

Gross Profit

Gross profit declined, both in dollars and as a percentage of sales, across all SPGs in the GCG segment.  The decline in global print demand negatively impacted equipment and consumables sales volumes, driving down gross profit dollars while also leading the Company to reduce its production levels, resulting in lower levels of factory absorption and higher unit manufacturing costs.  This impact was most pronounced in Prepress Solutions.  Constrained demand drove increased price pressures in the industry as capital investments continue to be depressed, driving unfavorable price/mix in Digital Printing Solutions and Prepress Solutions.

Selling, General and Administrative Expenses

The decrease in SG&A expenses for GCG was primarily attributable to focused cost reduction actions to respond to the current economic conditions.

Research and Development Costs

The decrease in R&D costs for GCG was largely driven by a rationalization and refocusing of investments.

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

The Company recorded $46 million of charges, including $6 million of charges for accelerated depreciation and $3 million of charges for inventory write-downs, which were reported in Cost of goods sold in the accompanying Consolidated Statement of Operations for the three months ended June 30, 2009.  The remaining costs incurred, net of reversals, of $37 million were reported as Restructuring costs, rationalization and other in the accompanying Consolidated Statement of Operations for the three months ended June 30, 2009.  The severance and exit costs reserves require the outlay of cash, while long-lived asset impairments, accelerated depreciation and inventory write-downs represent non-cash items.

The Company recorded $162 million of charges, including $10 million of charges for accelerated depreciation and $6 million of charges for inventory write-downs, which were reported in Cost of goods sold in the accompanying Consolidated Statement of Operations for the six months ended June 30, 2009.  The remaining costs incurred, net of reversals, of $146 million were reported as Restructuring costs, rationalization and other in the accompanying Consolidated Statement of Operations for the six months ended June 30, 2009.  The severance and exit costs reserves require the outlay of cash, while accelerated depreciation and inventory write-downs represent non-cash items.

During the three and six months ended June 30, 2009, the Company made cash payments related to restructuring and rationalization of approximately $55 million and $103 million, respectively.

The charges of $46 million recorded in the three months ended June 30, 2009 included $8 million applicable to FPEG, $2 million applicable to CDG, $23 million applicable to GCG, and $13 million that was applicable to manufacturing, research and development, and administrative functions, which are shared across all segments.  The charges of $162 million recorded in the six months ended June 30, 2009 included $41 million applicable to FPEG, $16 million applicable to CDG, $75 million applicable to GCG, and $30 million that was applicable to manufacturing, research and development, and administrative functions, which are shared across all segments.

The restructuring actions implemented in the second quarter of 2009 are expected to generate future annual cash savings of approximately $38 million.  These savings are expected to reduce future Cost of goods sold, SG&A, and R&D expenses by $8 million, $24 million, and $6 million, respectively.  The Company began realizing these savings in the second quarter of 2009, and expects the savings to be fully realized by the end of the third quarter of 2009 as most of the actions and severance payouts are completed.

The restructuring actions implemented in the first half of 2009 are expected to generate future annual cash savings of approximately $155 million.  These savings are expected to reduce future Cost of goods sold, SG&A, and R&D expenses by $65 million, $58 million, and $32 million, respectively.  The Company began realizing these savings in the first half of 2009, and expects the savings to be fully realized by the end of the third quarter of 2009 as most of the actions and severance payouts are completed.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Activity
	Six months ended
(in millions)	June 30,
	2009	2008	Change
Cash flows from operating activities:
Net cash used in continuing operations	$(942)	$(601)	$(341)
Net cash provided by discontinued operations	-	299	(299)
Net cash used in operating activities	(942)	(302)	(640)

Cash flows from investing activities:
Net cash used in investing activities	(53)	(102)	49

Cash flows from financing activities:
Net cash used in financing activities	(15)	(245)	230

Effect of exchange rate changes on cash	(3)	10	(13)

Net decrease in cash and cash equivalents	$(1,013)	$(639)	$(374)

Operating Activities

Net cash used in continuing operations from operating activities increased $341 million for the six months ended June 30, 2009 as compared with the corresponding period in 2008, due primarily to the loss from continuing operations for the six months ended June 30, 2009, as compared with earnings from continuing operations for the six months ended June 30, 2008.  Included in earnings from continuing operations for the six months ended June 30, 2008 was $275 million for the interest portion of an IRS tax refund received in the second quarter of 2008.

The increase in cash usage resulting from the larger loss from continuing operations was partially offset by a net cash increase of $209 million related to non-recurring license arrangements for which cash was received in 2009 but earnings were primarily recorded in the second half of 2008 and a reduction in cash expended of $95 million in 2009 due to the absence of variable compensation payouts related to the 2008 performance year.

Net cash provided by discontinued operations from operating activities for the six months ended June 30, 2008 includes $300 million for the portion of the IRS refund related to past federal income taxes paid.

Investing Activities

Net cash used in investing activities decreased $49 million for the six months ended June 30, 2009 as compared with the corresponding period in 2008 due to reductions in additions to properties and acquisitions of businesses, partially offset by a decrease in proceeds from sales of businesses/assets.

Financing Activities

Net cash used in financing activities decreased $230 million for the six months ended June 30, 2009 as compared with the corresponding period in 2008, due primarily to the scheduled debt re-payment in May 2008 of $250 million for which there was no comparable payment in the first half of 2009, partially offset by the payment of debt issuance costs in the first quarter of 2009 related to the Amended Credit Agreement, as described in more detail below under “Secured Credit Facility” and “Amended Credit Agreement.”

Sources of Liquidity

The Company believes that its current cash balance, combined with cash flows from operating activities and proceeds from sales of businesses and assets, will be sufficient to meet its anticipated needs, including working capital, capital investments, scheduled debt repayments, restructuring payments, and employee benefit plan payments or required plan contributions.  If the global economic weakness trends continue for a greater period of time than anticipated or worsen, it could impact the Company’s profitability and related cash generation capability and, therefore, affect the Company’s ability to meet its anticipated cash needs.  In addition to its existing cash balance, the Company has financing arrangements, as described in more detail below under “Amended Credit Agreement,” to facilitate unplanned timing differences between required expenditures and cash generated from operations or for unforeseen shortfalls in cash flows from operating activities.  The Company has not found it necessary to borrow against these financing arrangements over the past three years.  Given the current economic conditions, the Company continues to explore its options to optimize its capital structure.

Short-Term Borrowings

As of June 30, 2009, the Company and its subsidiaries, on a consolidated basis, maintained $528 million in committed bank lines of credit, which include $500 million under the Amended Credit Agreement and $28 million of other committed bank lines of credit, and $315 million in uncommitted bank lines of credit to ensure continued financial support through letters of credit, bank guarantees, and similar arrangements, and short-term borrowing capacity.

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

The Amended Credit Agreement provides for an asset-based revolving credit facility of up to $500 million, as further described below.  The letters of credit previously issued under the former Secured Credit Agreement continue under the Amended Credit Agreement.  Additionally, up to $100 million of the Company and its subsidiaries obligations to various Lenders under treasury management services, hedge or other agreements or arrangements are secured by the asset based collateral under the Amended Credit Agreement.  The Amended Credit Agreement can be used for general corporate purposes, other than prepaying or redeeming the Company’s outstanding 3.375% Senior Convertible Notes due 2033.  Refer to “Convertible Securities” below for additional information.  The termination date of the Amended Credit Agreement with respect to the Lenders who agreed to the extension, and any future lenders, is March 31, 2012, and with respect to the other Lenders continues to be October 18, 2010.  As of June 30, 2009, approximately 75% of the facility amount has been extended to the 2012 termination date, and additional lenders may be added to increase this amount.

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

Under the terms of the Amended Credit Agreement, the Company has agreed to certain affirmative and negative covenants customary in similar asset-based lending facilities.  In the event the Company’s excess availability under the borrowing base formula under the Amended Credit Agreement falls below $100 million for three consecutive business days, among other things, the Company must maintain a fixed charge coverage ratio of not less than 1.1 to 1.0 until the excess availability is greater than $100 million for 30 consecutive days.  As of June 30, 2009, excess availability was greater than $100 million.  The Company is also required to maintain cash and cash equivalents in the U.S. of at least $250 million.  The negative covenants limit, under certain circumstances, among other things, the Company’s ability to incur additional debt or liens, make certain investments, make shareholder distributions or prepay debt, except as permitted under the terms of the Amended Credit Agreement.  The Company was in compliance with all covenants under the Amended Credit Agreement as of June 30, 2009.

The Amended Credit Agreement contains customary events of default, including without limitation, payment defaults (subject to grace and cure periods in certain circumstances), breach of representations and warranties, breach of covenants (subject to grace and cure periods in certain circumstances), bankruptcy events, ERISA events, cross defaults to certain other indebtedness, certain judgment defaults and change of control. If an event of default occurs and is continuing, the Lenders may decline to provide additional advances, impose a default rate of interest, declare all amounts outstanding under the Amended Credit Agreement immediately due and payable, and require cash collateralization or similar arrangements for outstanding letters of credit.

As of June 30, 2009, the Company had no debt for borrowed money outstanding under the Amended Credit Agreement, but had outstanding letters of credit of $131 million.  In addition to the amounts outstanding under the Amended Credit Agreement, there were bank guarantees of $33 million and surety bonds of $31 million outstanding primarily to ensure the payment of possible casualty and workers' compensation claims, environmental liabilities, legal contingencies, rental payments, and to support various customs and trade activities.

In addition to the Amended Credit Agreement, the Company has other committed and uncommitted lines of credit as of June 30, 2009 totaling $28 million and $315 million, respectively.  These lines primarily support operational and borrowing needs of the Company’s subsidiaries, which include term loans, overdraft coverage, revolving credit lines, letters of credit, bank guarantees and vendor financing programs.  Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market conditions.  As of June 30, 2009, usage under these lines was approximately $58 million with $2 million reflected in Short-term borrowings and current portion of long-term debt on the accompanying Consolidated Statement of Financial Position, and the balance supporting non-debt related obligations.

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

While the Convertible Securities are due in 2033, on October 15, 2010, the security holders will have the right to require the Company to purchase their Convertible Securities at a cash price equal to 100% of the principal amount of the Convertible Securities plus any accrued or unpaid interest.  The Company believes it is probable that all, or nearly all, of the Convertible Securities will be put to the Company for cash by the Security Holders on October 15, 2010.

Credit Quality

Moody's and S&P's ratings for the Company, including their outlooks, as of the filing date of this Form 10-Q are as follows:

			Senior		Most
	Corporate	Secured	Unsecured		Recent
	Rating	Rating	Rating	Outlook	Update

Moody's	B3	Ba3	Caa1	Negative	February 10, 2009
S&P	B-	NR	CCC+	Negative	June 17, 2009

On June 17, 2009, Standard & Poor’s (S&P) affirmed its CCC+ issue-level rating on the Company’s Senior Unsecured debt and removed the rating from CreditWatch.  In addition, the S&P B+ rating on the Company’s Secured debt was withdrawn at the Company’s request because the rating is not required for the Company’s Amended and Restated Credit Agreement.  Previously, on March 5, 2009, S&P had lowered its Corporate Rating, Secured Rating and Senior Unsecured Ratings on the Company from B to B-, BB- to B+ and B- to CCC+, respectively, and removed the Corporate Rating from CreditWatch.  The ratings outlook remains negative.

The Company does not have any rating downgrade triggers that would accelerate the maturity dates of its debt.  However, the Company could be required to increase the dollar amount of its letters of credit or provide other financial support up to an additional $69 million at the current credit ratings.  As of the filing date of this Form 10-Q, the Company has not been requested to materially increase its letters of credit or other financial support.  Downgrades in the Company's credit rating or disruptions in the capital markets could impact borrowing costs and the nature of its funding alternatives.

Off-Balance Sheet Arrangements

The Company guarantees debt and other obligations of certain customers.  The debt and other obligations are primarily due to banks and leasing companies in connection with financing of customers' purchases of equipment and product from the Company.  At June 30, 2009, the maximum potential amount of future payments (undiscounted) that the Company could be required to make under these customer-related guarantees was $63 million.  At June 30, 2009, the carrying amount of any liability related to these customer guarantees was not material.

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

Eastman Kodak Company (“EKC”) also guarantees potential indebtedness to banks and other third parties for some of its consolidated subsidiaries.  The maximum amount guaranteed is $282 million, and the outstanding amount for those guarantees is $194 million with $177 million recorded within the Short-term borrowings and current portion of long-term debt, and Long-term debt, net of current portion components in the accompanying Consolidated Statement of Financial Position.  These guarantees expire in 2009 through 2014.  Pursuant to the terms of the Company's Amended Credit Agreement, obligations of the Borrowers to the Lenders under the Amended Credit Agreement, as well as secured agreements in an amount not to exceed $100 million, are guaranteed by the Company and the Company’s U.S. subsidiaries.

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

The Company issues indemnifications in certain instances when it sells businesses and real estate, and in the ordinary course of business with its customers, suppliers, service providers and business partners.  Further, the Company indemnifies its directors and officers who are, or were, serving at the Company's request in such capacities.  Historically, costs incurred to settle claims related to these indemnifications have not been material to the Company’s financial position, results of operations or cash flows.  Additionally, the fair value of the indemnifications that the Company issued during the quarter ended June 30, 2009 was not material to the Company’s financial position, results of operations or cash flows.

Other

Refer to Note 9, “Commitments and Contingencies” in the Notes to Financial Statements for discussion regarding the Company’s undiscounted liabilities for environmental remediation costs, and other commitments and contingencies, including legal matters.

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this report may be forward-looking in nature, or "forward-looking statements" as defined in the United States Private Securities Litigation Reform Act of 1995.  For example, references to the Company's expectations regarding the following are forward-looking statements: the impact of the economic downturn on the Company’s businesses and the Company’s ability to mitigate this risk through cost reduction efforts and the transformation of certain of its businesses; its employment reductions and savings under its restructuring program and other rationalization activities; contingencies such as litigation and environmental matters; revenue, including intellectual property licensing revenue; the ability to generate cash and cash needs; liquidity; guarantees; and benefits costs.

Actual results may differ from those expressed or implied in forward-looking statements.  In addition, any forward-looking statements represent the Company's estimates only as of the date they are made, and should not be relied upon as representing the Company's estimates as of any subsequent date.  While the Company may elect to update forward-looking statements at some point in the future, the Company specifically disclaims any obligation to do so, even if its estimates change.  The forward-looking statements contained in this report are subject to a number of factors and uncertainties, including the successful:

•	execution of digital growth and profitability strategies, business model and cash plan;
•	alignment of the Company’s cost structure to the new economic realities and the decline in the Company’s traditional businesses;
•	execution of the Company’s priorities to fund core investments, transform portions of its product portfolio and drive positive cash flow;
•	performance under the Amended Credit Agreement;
•	development and implementation of go-to-market strategies;
•	protection, enforcement and defense of the Company's intellectual property, including defense of its products against the intellectual property challenges of others;
•	execution of intellectual property licensing programs and other strategies;
•	integration of the Company's businesses to SAP, the Company's enterprise system software;
•	commercialization of the Company’s breakthrough technologies;
•	ability to accurately predict product, customer and geographic sales mix and seasonal sales trends;
•	management of inventories, capital expenditures, working capital and cash conversion cycle;
•	integration of acquired businesses and consolidation of the Company's subsidiary structure; and
•	implementation of improvements in productivity and supply chain efficiency and continued availability of essential components and services from concentrated sources of supply.

The forward-looking statements contained in this report are subject to the following additional risk factors:

•	inherent unpredictability of currency fluctuations, commodity prices, interest rates and raw material costs;
•	volatility in the financial markets and the availability of credit;
•	the severity and duration of the economic downturn and its effect upon customer spending and the availability of credit to commercial customers;
•	the nature and pace of technology evolution;
•	changes to accounting rules and tax laws, as well as other factors which could impact the Company's reported financial position or effective tax rate;
•	pension and other postretirement benefit cost factors such as actuarial assumptions, discount rates, market performance, and employee retirement decisions;
•	general economic, business, geo-political and regulatory conditions or unanticipated environmental liabilities or costs;
•	possible impairment of goodwill and other assets;
•	continued effectiveness of internal controls; and
•	other factors and uncertainties disclosed from time to time in the Company's filings with the Securities and Exchange Commission.

Any forward-looking statements in this report should be evaluated in light of these important factors and uncertainties and should not be unduly relied upon.

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

Part II.  Other Information

Item 1.  Legal Proceedings

During March 2005, the Company was contacted by members of the Division of Enforcement of the SEC concerning the announced restatement of the Company's financial statements for the full year and all four quarters of 2003 and the first three unaudited quarters of 2004.  An informal inquiry by the staff of the SEC into the substance of that restatement is continuing.  The Company continues to fully cooperate with this inquiry, and the staff has indicated that the inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred.  The Company has provided all the information requested by the SEC and the SEC has not requested additional information for more than two years.

On April 14, 2009, the U.S. Environmental Protection Agency commenced an administrative enforcement action against the Company alleging violations of regulations applicable to the management and record keeping of certain ozone depleting substances and failure to comply with reporting obligations of the Company’s air permit at its primary manufacturing facility in Rochester, NY.  The Company and the EPA have reached agreement on the amount of the penalty, which is $63,792.

The Company has been named as third-party defendant (along with approximately 200 other entities) in an action initially brought by the New Jersey Department of Environmental Protection (NJDEP) in the Supreme Court of New Jersey, Essex County against Occidental Chemical Corporation and several other companies that are successors in interest to Diamond Shamrock Corporation.  The NJDEP seeks recovery of all costs associated with the investigation, removal, cleanup and damage to natural resources occasioned by Diamond Shamrock's disposal of various forms of chemicals in the Passaic River. The damages are alleged to potentially range "from hundreds of millions to several billions of dollars".  Pursuant to New Jersey's Court Rules, the defendants were required to identify all other parties which could be subject to permissive joinder in the litigation based on common questions of law or fact.  Third-party complaints seeking contribution from more than 200 entities, which have been identified as potentially contributing to the contamination in the Passaic, were filed on February 5, 2009.  The potential monetary exposure is likely to be in excess of $100,000 but is not expected to be material.

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

On November 20, 2008, Research in Motion Ltd. and Research in Motion Corp. (collectively “RIM”) filed a declaratory judgment action against the Company in Federal District Court in Dallas, Texas.  The suit seeks to invalidate certain Company patents related to digital camera technology and software object linking, and seeks a determination that RIM handheld devices do not infringe such patents.  On February 17, 2009, the Company filed its answer and counterclaims for infringement of each of these same patents.  The Company intends to vigorously defend itself in this matter.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

On June 24, 2008, the Company announced that its Board of Directors authorized a share repurchase program allowing the Company, at management’s discretion, to purchase up to $1.0 billion of its common stock.  The program will expire at the earlier of December 31, 2009 or when the Company has used all authorized funds for repurchase.  For the three months ended June 30, 2009, the Company made no purchases of its shares.  The approximate dollar value of shares that may yet be purchased under the program is $699 million as of June 30, 2009.  While the share repurchase authorization remains in effect through the end of 2009, the Company is not currently repurchasing any of its shares.

Item 4.  Submission of Matters to a Vote of Security Holders

The 2009 Annual Meeting of Shareholders of Eastman Kodak Company was held on May 13, 2009.

A total of 232,212,212 of the Company’s shares were present or represented by proxy at the meeting.  This represented 87% of the Company’s shares outstanding.

The individuals named below were re-elected to a one-year term as Directors:

Name	Votes Received	Votes Withheld

Richard S. Braddock	192,503,059	39,709,153
Timothy M. Donahue	211,874,160	20,338,052
Michael J. Hawley	193,622,594	38,589,618
William H. Hernandez	194,251,448	37,960,764
Douglas R. Lebda	207,210,322	25,001,890
Debra L. Lee	193,026,521	39,185,691
Delano E. Lewis	193,582,780	38,629,432
William G. Parrett	207,522,547	24,689,665
Antonio M. Perez	209,554,654	22,657,558
Dennis F. Strigl	208,124,539	24,087,673
Laura D'Andrea Tyson	187,321,063	44,891,149

The election of PricewaterhouseCoopers LLP as independent accountants was ratified, with 230,467,461 shares voting for, 1,447,128 shares voting against, and 297,623 abstaining.

Item 6.  Exhibits

(a)  Exhibits required as part of this report are listed in the index appearing on page 54.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EASTMAN KODAK COMPANY
(Registrant)

Date:July 30, 2009                                      /s/ Eric Samuels

Eric Samuels
Chief Accounting Officer and Corporate Controller

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

(4.8)
Amendment No. 1 to the Credit Agreement (including Exhibit A – Amended and Restated Credit Agreement), dated as of March 31, 2009, among Eastman Kodak Company, Kodak Graphic Communications Canada Company, and Kodak Canada Inc., the lenders party thereto, and Citicorp USA, Inc. as agent.

(Incorporated by reference to the Eastman Kodak Company Current Report on Form 8-K for the date March 31, 2009, as filed on April 3, 2009, Exhibit 4.8.)

(10.6)	Administrative Guide for the 20__ Performance Cycle of the Leadership Stock Program under Article 7 (Performance Awards) of the 2005 Omnibus Long-Term Compensation Plan.

(12)      Statement Re Computation of Ratio of Earnings to Fixed Charges.

(31.1)   Certification.

(31.2)   Certification.

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.