Form 10-Q
period 2009-09-30
EASTMAN KODAK CO
filed 2009-10-29
CIK 31235

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]  Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009
or

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
_____________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   [X]             No    [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such longer period that the registrant was required to submit and post such files).
Yes   [   ]             No    [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of "large accelerated filer,” “accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer    [X]      Accelerated filer    [  ]      Non-accelerated filer    [  ]       Smaller reporting company   [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes    [   ]            No    [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each Class	Number of shares Outstanding at October 23, 2009
Common Stock, $2.50 par value	268,189,261

Eastman Kodak Company
Form 10-Q
September 30, 2009

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

EASTMAN KODAK COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
(in millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net sales	$1,781	$2,405	$5,024	$6,983
Cost of goods sold	1,420	1,743	4,143	5,311
Gross profit	361	662	881	1,672
Selling, general and administrative expenses	318	369	955	1,198
Research and development costs	81	95	270	364
Restructuring costs, rationalization and other	33	48	179	40
Other operating expenses (income), net	10	3	13	(14)
(Loss) earnings from continuing operations before interest expense, other income (charges), net and income taxes	(81)	147	(536)	84
Interest expense	27	26	75	80
Other income (charges), net	9	8	8	38
(Loss) earnings from continuing operations before income taxes	(99)	129	(603)	42
Provision (benefit) for income taxes	12	28	59	(145)
(Loss) earnings from continuing operations	(111)	101	(662)	187
(Loss) earnings from discontinued operations, net of income taxes	-	(5)	3	289
Extraordinary item, net of tax	-	-	6	-
NET (LOSS) EARNINGS ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$(111)	$96	$(653)	$476

Basic net (loss) earnings per share attributable to Eastman Kodak Company common shareholders:
Continuing operations	$(0.41)	$0.36	$(2.47)	$0.65
Discontinued operations	-	(0.02)	0.01	1.01
Extraordinary item, net of tax	-	-	0.02	-
Total	$(0.41)	$0.34	$(2.44)	$1.66

Diluted net (loss) earnings per share attributable to Eastman Kodak Company common shareholders:
Continuing operations	$(0.41)	$0.35	$(2.47)	$0.65
Discontinued operations	-	(0.02)	0.01	1.01
Extraordinary item, net of tax	-	-	0.02	-
Total	$(0.41)	$0.33	$(2.44)	$1.66

Number of common shares used in basic and diluted net (loss) earnings per share	268.2	283.1	268.2	286.2
Incremental shares from assumed issuance of unvested share-based awards	-	0.3	-	0.2
Convertible securities	-	18.5	-	-
Number of common shares used in diluted net (loss) earnings per share	268.2	301.9	268.2	286.4

Cash dividends declared per share	$-	$-	$-	$0.25

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
CONSOLIDATED STATEMENT OF RETAINED EARNINGS (Unaudited)
(in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Retained earnings at beginning of period	$5,335	$6,772	$5,879	$6,474
Net (loss) earnings	(111)	96	(653)	476
Cash dividends	-	-	-	(72)
Loss from issuance of treasury stock	(2)	(3)	(4)	(13)
Retained earnings at end of period	$5,222	$6,865	$5,222	$6,865

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
CONSOLIDATED STATEMENT OF FINANCIAL POSITION (Unaudited)

(in millions)	September 30,	December 31,
	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$1,147	$2,145
Restricted cash	575	-
Receivables, net	1,334	1,716
Inventories, net	898	948
Other current assets	180	195
Total current assets	4,134	5,004
Property, plant and equipment, net of accumulated depreciation of $5,262 and $5,254, respectively	1,341	1,551
Goodwill	908	896
Other long-term assets	1,100	1,728
TOTAL ASSETS	$7,483	$9,179
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and other current liabilities	$2,484	$3,267
Short-term borrowings and current portion of long-term debt	626	51
Accrued income and other taxes	89	144
Total current liabilities	3,199	3,462
Long-term debt, net of current portion	1,122	1,252
Pension and other postretirement liabilities	2,728	2,382
Other long-term liabilities	1,085	1,119
Total liabilities	8,134	8,215

Commitments and Contingencies (Note 10)

Shareholders' Equity (Deficit)
Common stock, $2.50 par value	978	978
Additional paid in capital	1,095	901
Retained earnings	5,222	5,879
Accumulated other comprehensive loss	(1,905)	(749)
	5,390	7,009
Less: Treasury stock, at cost	(6,044)	(6,048)
Total Eastman Kodak Company shareholders’ equity (deficit)	(654)	961
Noncontrolling interests	3	3
Total shareholders' equity (deficit)	(651)	964
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$7,483	$9,179

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2009	2008

Cash flows from operating activities:
Net (loss) earnings	$(653)	$476
Adjustments to reconcile to net cash used in operating activities:
Earnings from discontinued operations, net of income taxes	(3)	(289)
Earnings from extraordinary item, net of income taxes	(6)	-
Depreciation and amortization	328	380
Loss (gain) on sales of businesses/assets	7	(2)
Non-cash restructuring and rationalization costs, asset impairments and other charges	17	(3)
(Benefit) provision for deferred income taxes	(61)	179
Decrease in receivables	431	76
Decrease (increase) in inventories	70	(204)
Decrease in liabilities excluding borrowings	(1,000)	(1,226)
Other items, net	(88)	(35)
Total adjustments	(305)	(1,124)
Net cash used in continuing operations	(958)	(648)
Net cash provided by discontinued operations	-	300
Net cash used in operating activities	(958)	(348)
Cash flows from investing activities:
Funding of restricted cash account	(575)	-
Additions to properties	(96)	(178)
Proceeds from sales of businesses/assets	47	60
Business acquisitions, net of cash acquired	(17)	(35)
Marketable securities - sales	28	143
Marketable securities - purchases	(28)	(139)
Net cash used in investing activities	(641)	(149)
Cash flows from financing activities:
Proceeds from borrowings	700	148
Repayment of borrowings	(74)	(450)
Debt and equity issuance costs	(30)	-
Stock repurchases	-	(219)
Dividends to shareholders	-	(72)
Net cash provided by (used in) financing activities	596	(593)
Effect of exchange rate changes on cash	5	(15)
Net decrease in cash and cash equivalents	(998)	(1,105)
Cash and cash equivalents, beginning of period	2,145	2,947
Cash and cash equivalents, end of period	$1,147	$1,842

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
NOTES TO FINANCIAL STATEMENTS (Unaudited)

NOTE 1:  BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

BASIS OF PRESENTATION

The consolidated interim financial statements are unaudited, and certain information and footnote disclosures related thereto normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been omitted in accordance with Rule 10-01 of Regulation S-X.  In the opinion of management, the accompanying unaudited consolidated financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements and reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results of operations, financial position and cash flows of Eastman Kodak Company and its subsidiaries (the Company).  The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year.  These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The Company has evaluated subsequent events for recognition or disclosure in the financial statements through the date of issuance, October 29, 2009.

Certain amounts for prior periods have been reclassified to conform to the current period classification.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-13, "Multiple-Deliverable Revenue Arrangements," which amends Accounting Standards Codification (ASC) Topic 605, "Revenue Recognition."  ASU 2009-13 amends the ASC to eliminate the residual method of allocation for multiple-deliverable revenue arrangements, and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method.  The ASU also establishes a selling price hierarchy for determining the selling price of a deliverable, which includes: (1) vendor-specific objective evidence if available, (2) third-party evidence if vendor-specific objective evidence is not available, and (3) estimated selling price if neither vendor-specific nor third-party evidence is available.  Additionally, ASU 2009-13 expands the disclosure requirements related to a vendor's multiple-deliverable revenue arrangements.  The changes to the ASC as a result of this update are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 (January 1, 2011 for the Company), and the Company is currently evaluating the potential impact, if any, of the adoption on its Consolidated Financial Statements.

In October 2009, the FASB issued ASU No. 2009-14, "Certain Revenue Arrangements That Include Software Elements," which amends ASC Topic 985, "Software."  ASU 2009-14 amends the ASC to change the accounting model for revenue arrangements that include both tangible products and software elements, such that tangible products containing both software and non-software components that function together to deliver the tangible product's essential functionality are no longer within the scope of software revenue guidance.  The changes to the ASC as a result of this update are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 (January 1, 2011 for the Company), and the Company is currently evaluating the potential impact, if any, of the adoption on its Consolidated Financial Statements.

In September 2009, the FASB issued ASU No. 2009-12, "Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)," which amends ASC Topic 820, "Fair Value Measurements and Disclosures."  ASU 2009-12 amends the ASC to (1) permit a reporting entity, in certain situations as a practical expedient, to measure the fair value of an investment on the basis of the net asset value per share of the investment, and (2) require additional disclosures for such investments.  The changes to the ASC as a result of this update are effective for interim and annual periods ending after December 15, 2009 (October 1, 2009 for the Company), and the Company is currently evaluating the potential impact, if any, of the adoption on its Consolidated Financial Statements.

In August 2009, the FASB issued ASU No. 2009-05, "Measuring Liabilities at Fair Value," which amends ASC Topic 820, "Fair Value Measurements and Disclosures."  ASU 2009-05 provides clarification and guidance regarding how to value a liability when a quoted price in an active market is not available for that liability.  The changes to the ASC as a result of this update are effective for the first reporting period (including interim periods) beginning after issuance (October 1, 2009 for the Company), and adoption is not expected to have a significant impact on the Company’s Consolidated Financial Statements.

In June 2009, the FASB issued revised authoritative guidance related to variable interest entities, which requires entities to perform a qualitative analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity.  The guidance also requires an ongoing reassessment of variable interests and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary.  This guidance, which will be incorporated into ASC Topic 810, “Consolidation,” will be effective as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009 (January 1, 2010 for the Company).  The Company is currently evaluating the potential impact, if any, of adoption on its Consolidated Financial Statements.

In December 2008, the FASB issued authoritative guidance requiring more detailed disclosures about employers’ postretirement benefit plan assets.  New disclosures include information regarding investment strategies, major categories of plan assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of plan assets.  This guidance, which was incorporated into ASC Topic 715, “Compensation – Retirement Benefits,” requires new disclosures only, and will have no impact on the Company’s Consolidated Financial Statements.  These new disclosures will be required for the Company beginning with its 2009 Annual Report on Form 10-K.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued authoritative guidance establishing two levels of U.S. generally accepted accounting principles (GAAP) – authoritative and nonauthoritative – and making the Accounting Standards Codification the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission.  This guidance, which was incorporated into ASC Topic 105, “Generally Accepted Accounting Principles,” was effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption changed certain disclosure references to U.S. GAAP, but did not have any other impact on the Company’s Consolidated Financial Statements.

In May 2009, the FASB issued authoritative guidance establishing general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  This guidance, which was incorporated into ASC Topic 855, “Subsequent Events,” was effective for interim or annual financial periods ending after June 15, 2009, and the adoption did not have any impact on the Company’s Consolidated Financial Statements.

In April 2009, the FASB issued authoritative guidance requiring publicly traded companies to include certain fair value disclosures related to financial instruments in their interim financial statements.  This guidance, which was incorporated into ASC Topic 825, “Financial Instruments,” was effective for interim periods ending after June 15, 2009.

In March 2008, the FASB issued authoritative guidance amending and expanding the disclosure requirements for derivative instruments and hedging activities, with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial statements.  This guidance, which was incorporated into ASC Topic 815, “Derivatives and hedging” was adopted by the Company as of January 1, 2009.

In December 2007, the FASB issued authoritative guidance establishing accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent.  Specifically, this guidance requires the presentation of noncontrolling interests as equity in the Consolidated Statement of Financial Position, and separate identification and presentation in the Consolidated Statement of Operations of net income attributable to the entity and the noncontrolling interest.  This guidance, which was incorporated into ASC Topic 810, “Consolidation,” was adopted by the Company as of January 1, 2009, and, as required, was applied to the prior period’s financial statements.  This guidance also established accounting and reporting standards regarding deconsolidation and changes in a parent’s ownership interest, which will be applied prospectively to any such transactions in 2009 onward. The adoption did not have a material impact on the Company’s Consolidated Financial Statements.

In December 2007, the FASB issued revised authoritative guidance related to business combinations, which provides for recognition and measurement of identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree at fair value.  The guidance also established disclosure requirements to enable the evaluation of the nature and financial effects of a business combination.  This guidance, which was incorporated into ASC Topic 805, “Business Combinations,” was adopted by the Company as of January 1, 2009, and the adoption did not have a material impact on the Company’s Consolidated Financial Statements.

NOTE 2:  RESTRICTED CASH

In September 2009, the Company deposited $575 million of the net proceeds received from two concurrent financing transactions executed in the current period in a cash collateral account to be used to fund the repurchase of $575 million of 3.375% Convertible Senior Notes due 2033 (the “2033 Convertible Notes”).  This cash collateral account was reported as Restricted cash in the accompanying Consolidated Statement of Financial Position.  See Note 8, “Short-Term Borrowings and Long-Term Debt,” for further description.  Also in September 2009, the Company issued a tender offer to purchase any and all of its outstanding 2033 Convertible Notes for an amount in cash equal to 100% of the principal amount of the 2033 Convertible Notes, plus accrued and unpaid interest.  As a result of this tender offer, which expired on October 19, 2009, the Company repurchased approximately $563 million of the 2033 Convertible Notes with funds from this restricted cash account.

NOTE 3:  RECEIVABLES, NET

	As of
	September 30,	December 31,
(in millions)	2009	2008

Trade receivables	$1,176	$1,330
Miscellaneous receivables	158	386
Total (net of allowances of $106 and $113 as of September 30, 2009 and December 31, 2008, respectively)	$1,334	$1,716

Of the total trade receivable amounts of $1,176 million and $1,330 million as of September 30, 2009 and December 31, 2008, respectively, approximately $162 million and $218 million, respectively, are expected to be settled through customer deductions in lieu of cash payments.  Such deductions represent rebates owed to customers and are included in Accounts payable and other current liabilities in the accompanying Consolidated Statement of Financial Position at each respective balance sheet date.  The majority of the decrease in Miscellaneous receivables was the result of payments received in the first two quarters of 2009 related to an intellectual property licensing agreement for which the associated revenue was recognized in 2008.

NOTE 4:  INVENTORIES, NET

	As of
(in millions)	September 30,	December 31,
	2009	2008

Finished goods	$578	$610
Work in process	192	193
Raw materials	128	145

Total	$898	$948

NOTE 5:  GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2009 were as follows:

(in millions)		Film,
	Consumer	Photofinishing
	Digital Imaging	and Entertainment	Graphic Communications	Consolidated
	Group	Group	Group	Total

Balance as of December 31, 2008:
Goodwill	$195	$613	$873	$1,681
Accumulated impairment losses	-	-	(785)	(785)
	195	613	88	896
Additions	-	-	4	4
Currency translation adjustments	1	5	2	8
Balance as of September 30, 2009:
Goodwill	196	618	879	1,693
Accumulated impairment losses	-	-	(785)	(785)
Balance as of September 30, 2009	$196	$618	$94	$908

On September 1, 2009, the Company completed the acquisition of the scanner division of Bowe Bell + Howell, a global supplier of document scanners to value-added resellers, systems integrators and end-users.  The acquired scanner division is now a part of the Company’s Graphic Communications Group segment.  As a result of the acquisition, the Company recorded $4 million and $8 million of goodwill and intangible assets, respectively.

The Company tests goodwill for impairment at a level of reporting referred to as a reporting unit.  A reporting unit is an operating segment or one level below an operating segment (referred to as a component).  A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component.  When two or more components of an operating segment have similar economic characteristics, the components are aggregated and deemed a single reporting unit.  An operating segment is deemed to be a reporting unit if all of its components are similar, if none of its components is a reporting unit, or if the segment comprises only a single component.

The components of the Film, Photofinishing and Entertainment Group (FPEG) operating segment are similar and, therefore, the segment meets the requirement of a reporting unit.  The Consumer Digital Imaging Group (CDG) operating segment has two reporting units, the Image Sensor Solutions reporting unit and the Consumer Products reporting unit (consisting of the Digital Capture & Devices, Retail Systems Solutions, Consumer Inkjet Systems, and Consumer Imaging Services strategic product groups.).  The Graphic Communications Group (GCG) operating segment has two reporting units, the Document Imaging reporting unit and the Commercial Printing reporting unit (consisting of the Prepress Solutions, Enterprise Solutions and Digital Printing Solutions strategic product groups).  The Consumer Products and Commercial Printing reporting units consist of components that have similar economic characteristics and have, therefore, been aggregated into single reporting units.  No other components have goodwill assigned to them.

The Company tests goodwill for impairment annually on September 30, or whenever events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount, by initially comparing the fair value of each of the Company’s reporting units to their related carrying values.  If the fair value of the reporting unit is less than its carrying value, the Company must determine the implied fair value of the goodwill associated with that reporting unit.  The implied fair value of goodwill is determined by first allocating the fair value of the reporting unit to all of its assets and liabilities and then computing the excess of the reporting unit’s fair value over the amounts assigned to the assets and liabilities.  If the carrying value of goodwill exceeds the implied fair value of goodwill, such excess represents the amount of goodwill impairment charge that must be recognized.

Determining the fair value of a reporting unit involves the use of significant estimates and assumptions.  The Company estimates the fair value of its reporting units utilizing income and market approaches through the application of discounted cash flow and market comparable methods, respectively.  To estimate fair value utilizing the income approach, the Company established an estimate of future cash flows for each reporting unit and discounted those estimated future cash flows to present value.  Key assumptions used in the income approach were: (a) expected cash flow for the period from October 1, 2009 to December 31, 2014; and (b) discount rates of 16% to 26.5%, which were based on the Company’s best estimates of the after-tax weighted-average cost of capital of each reporting unit.  To estimate fair value utilizing the market comparable methodology, the Company applied valuation multiples, derived from publicly-traded benchmark companies, to operating data of each reporting unit.  Benchmark companies are selected for each reporting unit based on comparability of the underlying business and economics, and if they could potentially purchase the reporting unit.  Key assumptions used in the market approach include the selection of appropriate benchmark companies and the selection of an appropriate market value multiple for each reporting unit based on a comparison of the reporting unit with the benchmark companies as of the impairment testing date.  Both the income and market approaches estimate fair values based on ability to generate earnings and are, therefore, meaningful in estimating the fair value of each of the Company’s reporting units.  The use of each methodology also provides corroboration for the other methodology.  Consistent with prior years, with the exception of the FPEG reporting unit, the Company determined fair value of each of its reporting units using 50% weighting for each valuation methodology as we believe that each methodology provides equally valuable information.  The Company determined fair value for the FPEG reporting unit using only the income approach due to the unique circumstances of the film and photofinishing industry.

Based upon the results of its September 30, 2009 analysis, no impairment of goodwill was indicated.

A 20 percent change in estimated future cash flows or a 10 percentage point change in discount rate would not have caused a goodwill impairment to be recognized by the Company for any of its reporting units as of September 30, 2009.  Impairment of goodwill could occur in the future if market or interest rate environments deteriorate, expected future cash flows decrease, or if reporting unit carrying values change materially compared with changes in respective fair values.

The gross carrying amount and accumulated amortization by major intangible asset category as of September 30, 2009 and December 31, 2008 were as follows:

(in millions)	As of September 30, 2009
	Gross Carrying	Accumulated		Weighted-Average
	Amount	Amortization	Net	Amortization Period
Technology-based	$307	$230	$77	7 years
Customer-related	274	164	110	10 years
Other	64	47	17	11 years
Total	$645	$441	$204	9 years

(in millions)	As of December 31, 2008
	Gross Carrying	Accumulated		Weighted-Average
	Amount	Amortization	Net	Amortization Period
Technology-based	$300	$190	$110	7 years
Customer-related	276	156	120	10 years
Other	57	40	17	9 years
Total	$633	$386	$247	8 years

Amortization expense related to purchased intangible assets for the three months ended September 30, 2009 and 2008 was $19 million and $21 million, respectively.  Amortization expense related to purchased intangible assets for the nine months ended September 30, 2009 and 2008 was $54 million and $61 million, respectively.

Estimated future amortization expense related to purchased intangible assets as of September 30, 2009 is as follows (in millions):

2009	$19
2010	62
2011	42
2012	28
2013	10
2014 and thereafter	43
Total	$204

Due to the increased uncertainty of future cash flows because of the continued impact of the secular declines in the film and photofinishing industries, the Company evaluated the long-lived assets of FPEG’s film business and paper and output systems business for impairment as of September 30, 2009.  Based on this evaluation, the Company concluded that there were no impairments within these asset groups.

NOTE 6:  OTHER LONG-TERM ASSETS

	As of
	September 30,	December 31,
(in millions)	2009	2008

Overfunded pension plans	$19	$773
Deferred income taxes, net of valuation allowance	587	506
Intangible assets	204	247
Other	290	202
Total	$1,100	$1,728

NOTE 7:  ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

	As of
	September 30,	December 31,
(in millions)	2009	2008

Accounts payable, trade	$740	$1,288
Other current liabilities	1,744	1,979
Total	$2,484	$3,267

NOTE 8:  SHORT-TERM BORROWINGS AND LONG-TERM DEBT

The Company’s short-term borrowings and current portion of long-term debt at September 30, 2009 and December 31, 2008 were as follows:

	As of
	September 30,	December 31,
(in millions)	2009	2008

Current portion of long-term debt	$625	$50
Short-term bank borrowings	1	1
Total	$626	$51

On September 18, 2009, the Company issued a tender offer to purchase any and all of its outstanding 3.375% Convertible Senior Notes due 2033 (“2033 Convertible Notes”).  As a result of this tender offer and the Company’s ability and intent to call any remaining 2033 Convertible Notes in October 2010, as of September 30, 2009, the Company reported the $575 million aggregate amount of outstanding principal of the 2033 Convertible Notes in Current portion of long-term debt, as noted above.  See “Convertible Senior Notes Due 2033” below for additional discussion.

Long-term debt and related maturities and interest rates were as follows at September 30, 2009 and December 31, 2008:

			As of
(in millions)			September 30, 2009		December 31, 2008

			Weighted-Average		Weighted-Average
			Effective		Effective
			Interest	Carrying	Interest	Carrying
Country	Type	Maturity	Rate	Value	Rate	Value

U.S.	Term note	2006-2013	6.16%	$35	6.16%	$43
Germany	Term note	2006-2013	6.16%	138	6.16%	171
U.S.	Term note	2013	7.25%	500	7.25%	500
U.S.	Secured term note	2017	19.36%	193	-	-
U.S.	Convertible	2017	12.75%	293	-	-
U.S.	Term note	2018	9.95%	3	9.95%	3
U.S.	Term note	2021	9.20%	10	9.20%	10
U.S.	Convertible	2033	3.38%	575	3.38%	575

				1,747		1,302
Current portion of long-term debt				(625)		(50)
Long-term debt, net of current portion				$1,122		$1,252

Annual maturities (in millions) of long-term debt outstanding at September 30, 2009 are as follows:

	Carrying	Principal
	Value	Amount

2009 (1)	$563	$563
2010	59	62
2011	44	50
2012	42	50
2013	540	550
2014	-	-
2015 and thereafter	499	713
Total	$1,747	$1,988

(1)
The outstanding debt of $563 million maturing in 2009, as noted in the table above, represents the portion of the $575 million aggregate principal amount of 2033 Convertible Notes that was repurchased through a tender offer completed in October 2009.  The Company’s intent is to call the $12 million of remaining outstanding 2033 Convertible Notes on October 15, 2010, therefore, it is included in the amount presented as maturing in 2010 in the table above.  See “Convertible Senior Notes Due 2033” below for additional discussion.

In September 2009, the Company issued $300 million of Senior Secured Notes due 2017 and 40 million warrants, as well as $400 million of 2017 Convertible Senior Notes.  Proceeds from these issuances are reflected in the accompanying Consolidated Statement of Financial Position as follows and as further described below:

		Stated Discount/	Additional Paid-In	Long-Term
(in millions)	Principal	Fee to Holder	Capital	Debt

Senior Secured Notes due 2017 and 40 million warrants	$300	$(27)	$(80)	$193

2017 Convertible Senior Notes	$400	$-	$(107)	$293

Senior Secured Notes due 2017
On September 29, 2009, the Company issued to KKR Jet Stream (Cayman) Limited, 8 North America Investor (Cayman) Limited, a Cayman Islands exempted limited company (“8NAI”), OPERF Co-Investment LLC, a Delaware limited liability company (“OPERF”), and KKR Jet Stream LLC, a Delaware limited liability company (“Jet Stream” and, together with 8NAI and OPERF, Jet Stream Cayman, the “Investors”) (1) $300 million aggregate principal amount of 10.5% Senior Secured Notes, and (2) Warrants to purchase  40 million shares of the Company’s common stock at an exercise price of $5.50 per share (the “Warrants”), subject to adjustment based on certain anti-dilution protections.  The warrants are exercisable at the holder’s option at any time, in whole or in part, until September 29, 2017.  The issuance of the Senior Secured Notes and the Warrants is collectively referred to as the “KKR Transaction.”

In connection with the KKR Transaction, the Company and the subsidiary guarantors (as defined below) entered into an indenture, dated as of September 29, 2009, with Bank of New York Mellon, as trustee and collateral agent (the “Indenture”).

Upon issuance of the Senior Secured Notes and Warrants, the Company received net proceeds of approximately $273 million ($300 million aggregate principal, less $12 million stated discount and $15 million placement fee and reimbursable costs paid to KKR).  In accordance with U.S. GAAP, the proceeds from the KKR transaction were allocated to the notes and detachable warrants based on the relative fair values of the notes excluding the warrants and of the warrants themselves at the time of issuance.    Based on this allocation, approximately $193 million and $80 million of the net proceeds were allocated to the notes and warrants, respectively, and reported as Long-term debt, net of current portion and Additional paid-in capital, respectively, as of September 30, 2009 in the accompanying Consolidated Statement of Financial Position.  The carrying value of the notes, net of unamortized discount, of approximately $193 million at September 30, 2009, will be accreted up to the $300 million stated principal amount using the effective interest method over the 8-year term of the Senior Secured Notes.  Accretion of the principal will be reported as a component of interest expense.  Accordingly, the Company will recognize annual interest expense on the debt at an effective interest rate of approximately 19%.

Interest on the Senior Secured Notes is payable semiannually in arrears on October 1 and April 1 of each year, beginning on April 1, 2010. Cash interest on the Senior Secured Notes will accrue at a rate of 10.0% per annum and Payment-in-Kind interest (“PIK Interest “) will accrue at a rate of 0.5% per annum.  PIK Interest is accrued as an increase to the principal amount of the Senior Secured Notes and is to be paid at maturity in 2017.

At any time prior to October 1, 2013, the Company will be entitled at its option to redeem some or all of the Senior Secured Notes at a redemption price of 100%, plus a premium equal to the present value of the remaining interest payments on the Senior Secured Notes as of October 1, 2013, plus accrued and unpaid interest.  On and after October 1, 2013, the Company may redeem some or all of the Senior Secured Notes at a redemption price of 100%, plus accrued and unpaid interest.  At any time prior to October 1, 2012, the Company may redeem the Senior Secured Notes with the net cash proceeds received by the Company from certain equity offerings at a price equal to 110.5% multiplied by the principal amount of the Senior Secured Notes, plus accrued and unpaid interest, in an aggregate principal amount for all such redemptions not to exceed $105 million, provided that the redemption takes place within 120 days after the closing of the related equity offering, and not less than $195 million of Senior Secured Notes remains outstanding immediately thereafter.

Upon the occurrence of a change of control, each holder of the Senior Secured Notes has the right to require the Company to repurchase some or all of such holder’s Senior Secured Notes at a purchase price in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the repurchase date.

The Indenture contains covenants limiting, among other things, the Company’s ability to (subject to certain exceptions): incur additional debt or issue certain preferred shares; pay dividends on or make other distributions in respect of the Company’s capital stock or make other restricted payments; make principal payments on, or purchase or redeem subordinated indebtedness prior to any scheduled principal payment or maturity; make certain investments; sell certain assets; create liens on assets; consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s assets; and enter into certain transactions with the Company’s affiliates.  The Company was in compliance with these covenants as of September 30, 2009.

The Senior Secured Notes are fully and unconditionally guaranteed on a senior secured basis by each of the Company’s existing and future direct or indirect 100% owned domestic subsidiaries, subject to certain exceptions.  The Senior Secured Notes and subsidiary guarantees are secured by second-priority liens, subject to permitted liens, on substantially all of the Company’s domestic assets and substantially all of the domestic assets of the subsidiary guarantors pursuant to a security agreement entered into with Bank of New York Mellon as second lien collateral agent on September 29, 2009.

The Senior Secured Notes are the Company’s senior secured obligations and rank senior in right of payment to any future subordinated indebtedness; rank equally in right of payment with all of the Company’s existing and future senior indebtedness; are effectively senior in right of payment to the Company’s existing and future unsecured indebtedness, are effectively subordinated in right of payment to indebtedness under the Company’s amended and restated credit agreement to the extent of the collateral securing such indebtedness on a first-priority basis; and effectively are subordinated in right of payment to all existing and future indebtedness and other liabilities of the Company’s non-guarantor subsidiaries.

Certain events are considered events of default and may result in the acceleration of the maturity of the Senior Secured Notes including, but not limited to: default in the payment of principal or interest when it becomes due and payable; subject to applicable grace periods, failure to purchase Senior Secured Notes tendered when and as required; events of bankruptcy; and non-compliance with other provisions and covenants and the acceleration or default in the payment of principal of other forms of debt.  If an event of default occurs, the aggregate principal amount and accrued and unpaid interest may become due and payable immediately.

2017 Convertible Senior Notes
On September 23, 2009, the Company issued $400 million of aggregate principal amount of 7% convertible senior notes due April 1, 2017 (the “2017 Convertible Notes”).  The Company will pay interest at an annual rate of 7% of the principal amount at issuance, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2010.

The 2017 Convertible Notes are convertible at an initial conversion rate of 134.9528 shares of the Company’s common stock per $1,000 principal amount of convertible notes (representing an initial conversion price of approximately $7.41 per share of common stock) subject to adjustment in certain circumstances.  Holders may surrender their 2017 Convertible Notes for conversion at any time prior to the close of business on the business day immediately preceding the maturity date for the notes.  Upon conversion, the Company shall deliver or pay, at its election, solely shares of its common stock or solely cash.  Holders of the 2017 Convertible Notes may require the Company to purchase all or a portion of the convertible notes at a price equal to 100% of the principal amount of the convertible notes to be purchased, plus accrued and unpaid interest, in cash, upon occurrence of certain fundamental changes involving the Company.

The Company may redeem the 2017 Convertible Notes in whole or in part for cash at any time on or after October 1, 2014 and before October 1,2016 if the closing sale price of the common stock for at least 20 of the 30 consecutive trading days ending within three trading days prior to the date the Company provides notice of redemption exceeds 130% of the conversion price in effect on each such trading day, or at any time on or after October 1, 2016 and prior to maturity regardless of the sale price of the Company’s common stock.  The redemption price will equal 100% of the principal amount of the Notes to be redeemed, plus any accrued and unpaid interest.

In accordance with U.S. GAAP, the principle amount of the 2017 Convertible Notes was allocated to debt at the estimated fair value of the debt component of the notes at the time of issuance, with the residual amount allocated to the equity component.  Approximately $293 million and $107 million of the principal amount were allocated to the debt and equity components respectively, and reported as Long-term debt, net of current portion and Additional paid-in capital, respectively.  The carrying value of the debt of $293 million at September 30, 2009 will be accreted up to the $400 million stated principal amount using the effective interest method over the 7.5 year term of the notes.  Accretion of the principal will be reported as a component of interest expense.   Accordingly, the Company will recognize annual interest expense on the debt at an effective interest rate of 12.75%.

The 2017 Convertible Notes are the Company’s senior unsecured obligations and rank: (i) senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 2017 Convertible Notes; (ii) equal in right of payment to the Company’s existing and future unsecured indebtedness that is not so subordinated; (iii) effectively subordinated in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and obligations incurred by the Company’s subsidiaries including guarantees of the Company’s obligations by such subsidiaries.

Certain events are considered events of default and may result in the acceleration of the maturity of the 2017 Convertible Notes including, but not limited to: default in the payment of principal or interest when it becomes due and payable; failure to comply with an obligation to convert the 2017 Convertible Notes; not timely reporting a fundamental change; events of bankruptcy; and non-compliance with other provisions and covenants and other forms of indebtedness for borrowed money.  If an event of default occurs, the aggregate principal amount and accrued and unpaid interest may become due and payable immediately.

Convertible Senior Notes Due 2033
On September 18, 2009, the Company issued a tender offer to purchase any and all of its outstanding 3.375% Convertible Senior Notes due 2033 (the “2033 Convertible Notes”) for an amount in cash equal to 100% of the principal amount of the 2033 Convertible Notes, plus accrued and unpaid interest.  The tender offer expired on October 19, 2009 and approximately $563 million of the 2033 Convertible Notes were repurchased.  Under the terms of the 2033 Convertible Notes, on October 15, 2010 remaining holders will have the right to require the Company to purchase their 2033 Convertible Notes for cash at a price equal to 100% of the principal amount, plus any accrued and unpaid interest.  Additionally, the Company has the right to redeem some or all of the remaining 2033 Convertible Notes at any time on or after October 15, 2010 at a price equal to 100% of the principal amount, plus any accrued and unpaid interest.  The Company’s intent is to call any remaining outstanding notes on October 15, 2010.  As of September 30, 2009, the aggregate amount of the 2033 Convertible Notes outstanding was $575 million, and is reported as Short-term borrowings and current portion of long-term debt in the accompanying Consolidated Statement of Financial Position.

Amended Credit Agreement
On March 31, 2009, the Company and its subsidiary, Kodak Canada Inc. (together, the “Borrowers”), together with the Company’s U.S. subsidiaries as guarantors (the “Guarantors”), entered into an Amended and Restated Credit Agreement, with the named lenders (the “Lenders”) and Citicorp USA, Inc. as agent, in order to amend and extend its Credit Agreement dated as of October 18, 2005 (the “Secured Credit Agreement”).

On September 17, 2009, the Borrowers, together with the Guarantors, further amended the Amended and Restated Credit Agreement with the Lenders and Citicorp USA, Inc. as agent, in order to allow collateral under this agreement to be pledged on a second-lien basis and for the Company to issue $700 million in aggregate principal amount of debt, the net proceeds of which would be used to repurchase its existing $575 million Convertible Senior Notes due 2033, as described above, as well as for other general corporate purposes.  The Amended and Restated Credit Agreement and Amendment No. 1 to the Amended and Restated Credit Agreement dated September 17, 2009 are collectively hereinafter referred to as the “Amended Credit Agreement.”  Pursuant to the terms of the Amended Credit Agreement, the Company deposited $575 million of the net proceeds of the two concurrent financing transactions discussed above in a cash collateral account to be used to fund the repurchase of the 2033 Convertible Notes.  This cash collateral account was recorded as Restricted cash in the accompanying Consolidated Statement of Financial Position.

The Amended Credit Agreement provides for an asset-based revolving credit facility of up to $500 million, as further described below.  The letters of credit previously issued under the former Secured Credit Agreement continue under the Amended Credit Agreement.  Additionally, up to $100 million of the Company’s and its subsidiaries’ obligations to various Lenders under treasury management services, hedge or other agreements or arrangements are secured by the asset-based collateral under the Amended Credit Agreement.  The Amended Credit Agreement can be used for general corporate purposes.  The termination date of the Amended Credit Agreement with respect to the Lenders who agreed to the extension, and any future lenders, is March 31, 2012, and with respect to the other Lenders continues to be October 18, 2010.  As of September 30, 2009, approximately 75% of the facility amount has been extended to the 2012 termination date, and additional lenders may be added to increase this amount.

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

The obligations of the Borrowers are secured by liens on substantially all of their non-real estate assets and by a pledge of 65% of the stock of certain of the Company’s material non-U.S. subsidiaries, pursuant to Amended and Restated U.S. and Canadian Security Agreements.  In addition, the Company may mortgage certain U.S. real property for inclusion in the borrowing base for advances under the Amended Credit Agreement.  The security interests are limited to the extent necessary so that they do not trigger the cross-collateralization requirements under the Company’s indenture with Bank of New York as trustee, dated as of January 1, 1988, as amended by various supplemental indentures.

Under the terms of the Amended Credit Agreement, the Company has agreed to certain affirmative and negative covenants customary in similar asset-based lending facilities.  In the event the Company’s excess availability under the borrowing base formula under the Amended Credit Agreement falls below $100 million for three consecutive business days, among other things, the Company must maintain a fixed charge coverage ratio of not less than 1.1 to 1.0 until the excess availability is greater than $100 million for 30 consecutive days.  As of September 30, 2009, excess availability was greater than $100 million.  The Company is also required to maintain cash and cash equivalents in the U.S. of at least $250 million.  The negative covenants limit, under certain circumstances, among other things, the Company’s ability to incur additional debt or liens, make certain investments, make shareholder distributions or prepay debt, except as permitted under the terms of the Amended Credit Agreement.  The Company was in compliance with all covenants under the Amended Credit Agreement as of September 30, 2009.

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

As of September 30, 2009, the Company had no debt for borrowed money outstanding under the Amended Credit Agreement, but had outstanding letters of credit of $131 million.  In addition to the amounts outstanding under the Amended Credit Agreement, there were bank guarantees and letters of credit of $30 million and surety bonds of $39 million outstanding primarily to ensure the payment of possible casualty and workers' compensation claims, environmental liabilities, legal contingencies, rental payments, and to support various customs and trade activities.

In addition to the Amended Credit Agreement, the Company has other committed and uncommitted lines of credit as of September 30, 2009 totaling $16 million and $166 million, respectively.  These lines primarily support operational and borrowing needs of the Company’s subsidiaries, which include term loans, overdraft coverage, revolving credit lines, letters of credit, bank guarantees and vendor financing programs.  Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market conditions.  As of September 30, 2009, usage under these lines was approximately $61 million, with $1 million reflected in Short-term borrowings and current portion of long-term debt on the accompanying Consolidated Statement of Financial Position, and the balance supporting non-debt related obligations.

NOTE 9:  INCOME TAXES

The Company’s income tax provision (benefit) and effective tax rate were as follows:

(dollars in millions)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
(Loss) earnings from continuing operations before income taxes	$(99)	$129	$(603)	$42
Provision (benefit) for income taxes	$12	$28	$59	$(145)
Effective tax rate	(12.1)%	21.7%	(9.8)%	(345.2)%
(Benefit) provision for income taxes @ 35%	$(35)	$45	$(211)	$15
Difference between tax at effective vs. statutory rate	$47	$(17)	$270	$(160)

For the three months ended September 30, 2009, the difference between the Company’s recorded provision and the benefit that would result from applying the U.S. statutory rate of 35% is primarily attributable to: (1) losses generated within the U.S. and certain jurisdictions outside the U.S. that were not benefited due to management’s conclusion that it was not more likely than not that the tax benefits would be realized; (2) the impact of previously established valuation allowances in jurisdictions with current earnings; and  (3) the mix of earnings from operations in certain lower-taxed jurisdictions outside the U.S.

For the nine months ended September 30, 2009, the difference between the Company’s recorded provision and the benefit that would result from applying the U.S. statutory rate of 35% is primarily attributable to: (1) losses generated within the U.S. and certain jurisdictions outside the U.S. that were not benefited due to management’s conclusion that it was not more likely than not that the tax benefits would be realized; (2) the impact of previously established valuation allowances in jurisdictions with current earnings; (3) the mix of earnings from operations in certain lower-taxed jurisdictions outside the U.S.; and (4) adjustments for uncertain tax positions and tax audits.

For the three months ended September 30, 2008, the difference between the Company’s recorded provision and the provision that would result from applying the U.S. statutory rate of 35% is primarily attributable to: (1) earnings generated within the U.S. that were not taxed due to the impact of valuation allowances, (2) losses generated in certain jurisdictions outside the U.S. that were not benefited due to previously established valuation allowances, (3) the impact of previously established valuation allowances in jurisdictions with current earnings, (4) the mix of earnings from operations in certain lower-taxed jurisdictions outside the U.S., and (5) adjustments for uncertain tax positions and tax audits.

In June 2008, the Company received a tax refund from the U.S. Internal Revenue Service (IRS).  The refund is related to the audit of certain claims filed for tax years 1993-1998.  The refund had a positive impact on the Company’s net earnings of $565 million for the nine months ended September 30, 2008, of which $295 million of the refund is reflected in earnings from discontinued operations.  The balance of $270 million, which represents interest, is reflected in earnings from continuing operations.

For the nine months ended September 30, 2008, the difference between the Company’s recorded benefit and the provision that would result from applying the U.S. statutory rate of 35% is primarily attributable to: (1) interest earned on the IRS tax refund, partially offset by (2) losses generated within the U.S. and certain jurisdictions outside the U.S. that were not benefited due to previously established valuation allowances, (3) the impact of previously established valuation allowances in jurisdictions with current earnings, (4) the mix of earnings from operations in certain lower-taxed jurisdictions outside the U.S., and (5) adjustments for uncertain tax positions and tax audits.

NOTE 10:  COMMITMENTS AND CONTINGENCIES

Environmental

The Company’s undiscounted accrued liabilities for future environmental investigation, remediation, and monitoring costs are composed of the following items:

	As of
(in millions)	September 30,	December 31,
	2009	2008

Eastman Business Park site, Rochester, NY	$58	$63
Other operating sites	11	12
Sites associated with former operations	21	21
Sites associated with the non-imaging health business sold in 1994	20	19
Total	$110	$115

These amounts are reported in Other long-term liabilities in the accompanying Consolidated Statement of Financial Position.

Cash expenditures for the aforementioned investigation, remediation and monitoring activities are expected to be incurred over the next twenty-six to thirty years for many of the sites.  For these known environmental liabilities, the accrual reflects the Company’s best estimate of the amount it will incur under the agreed-upon or proposed work plans.  The Company’s cost estimates were determined using the ASTM Standard E 2137-06, "Standard Guide for Estimating Monetary Costs and Liabilities for Environmental Matters," and have not been reduced by possible recoveries from third parties.  The overall method includes the use of a probabilistic model which forecasts a range of cost estimates for the remediation required at individual sites.  The projects are closely monitored and the models are reviewed as significant events occur, or at least once per year.  The Company’s estimate includes investigations, equipment and operating costs for remediation and long-term monitoring of the sites.  The Company does not believe it is reasonably possible that the losses for the known exposures could exceed the current accruals by material amounts.

A Consent Decree was signed in 1994 in settlement of a civil complaint brought by the U.S. Environmental Protection Agency (“EPA”) and the U.S. Department of Justice.  In connection with the Consent Decree, the Company is subject to a Compliance Schedule, under which the Company has improved its waste characterization procedures, upgraded one of its incinerators, and has upgraded its industrial sewer system.  The Company submitted a certification stating that it has completed the requirements of the Consent Decree in the fourth quarter of 2008, and expects to receive an acknowledgement of completion from the EPA before the end of 2009.  No further capital expenditures are expected under this program, but the Company is required to continue the sewer inspection program until the Decree is closed by the Court.  Costs associated with the sewer inspection program are not material.

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

Other Commitments and Contingencies

As of September 30, 2009, the Company had outstanding letters of credit of $131 million issued under the Amended Credit Agreement, as well as bank guarantees and letters of credit of $30 million and surety bonds in the amount of $39 million primarily to ensure the payment of possible casualty and workers’ compensation claims, environmental liabilities, legal contingencies, rental payments, and to support various customs, tax and trade activities.

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

The Company has reached a settlement of a patent infringement suit related to products in the Company’s Graphic Communications Group.  Effective September 30, 2009, the parties have entered into a cross license agreement.  This settlement did not have a material impact on the Company’s consolidated results of operations or cash flows for the three and nine months ended September 30, 2009, or to its financial position as of September 30, 2009.

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

NOTE 11:  GUARANTEES

The Company guarantees debt and other obligations of certain customers.  The debt and other obligations are primarily due to banks and leasing companies in connection with financing of customers' purchases of equipment and product from the Company.  At September 30, 2009, the maximum potential amount of future payments (undiscounted) that the Company could be required to make under these customer-related guarantees was $65 million.  At September 30, 2009, the carrying amount of any liability related to these customer guarantees was not material.

The customer financing agreements and related guarantees, which mature between 2009 and 2016, typically have a term of 90 days for product and short-term equipment financing arrangements, and up to five years for long-term equipment financing arrangements.  These guarantees would require payment from the Company only in the event of default on payment by the respective debtor.  In some cases, particularly for guarantees related to equipment financing, the Company has collateral or recourse provisions to recover and sell the equipment to reduce any losses that might be incurred in connection with the guarantees.  However, any proceeds received from the liquidation of these assets may not cover the maximum potential loss under these guarantees.

Eastman Kodak Company (“EKC”) also guarantees potential indebtedness to banks and other third parties for some of its consolidated subsidiaries.  The maximum amount guaranteed is $300 million, and the outstanding amount for those guarantees is $191 million with $139 million recorded within the Short-term borrowings and current portion of long-term debt, and Long-term debt, net of current portion components in the accompanying Consolidated Statement of Financial Position.  These guarantees expire in 2009 through 2019.  Pursuant to the terms of the Company's Amended Credit Agreement, obligations of the Borrowers to the Lenders under the Amended Credit Agreement, as well as secured agreements in an amount not to exceed $100 million, are guaranteed by the Company and the Company’s U.S. subsidiaries and included in the above amounts.

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

Indemnifications

The Company issues indemnifications in certain instances when it sells businesses and real estate, and in the ordinary course of business with its customers, suppliers, service providers and business partners.  Further, the Company indemnifies its directors and officers who are, or were, serving at the Company's request in such capacities.  Historically, costs incurred to settle claims related to these indemnifications have not been material to the Company’s financial position, results of operations or cash flows.  Additionally, the fair value of the indemnifications that the Company issued during the quarter ended September 30, 2009 was not material to the Company’s financial position, results of operations or cash flows.

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

(in millions)

Accrued warranty obligations as of December 31, 2008	$65
Actual warranty experience during 2009	(69)
2009 warranty provisions	58
Accrued warranty obligations as of September 30, 2009	$54

The Company also offers its customers extended warranty arrangements that are generally one year, but may range from three months to three years after the original warranty period.  The Company provides repair services and routine maintenance under these arrangements.  The Company has not separated the extended warranty revenues and costs from the routine maintenance service revenues and costs, as it is not practicable to do so.  Therefore, these revenues and costs have been aggregated in the discussion that follows.  Costs incurred under these arrangements for the nine months ended September 30, 2009 amounted to $140 million.  The change in the Company's deferred revenue balance in relation to these extended warranty and maintenance arrangements from December 31, 2008 to September 30, 2009, which is reflected in Accounts payable and other current liabilities in the accompanying Consolidated Statement of Financial Position, was as follows:

(in millions)

Deferred revenue on extended warranties as of December 31, 2008	$153
New extended warranty and maintenance arrangements in 2009	312
Recognition of extended warranty and maintenance arrangement revenue in 2009	(328)
Deferred revenue on extended warranties as of September 30, 2009	$137

NOTE 12:  RESTRUCTURING AND RATIONALIZATION LIABILITIES

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

In connection with the 2009 Program, the Company expects to incur total restructuring charges in the range of $250 million to $300 million, including $225 million to $265 million of cash related charges for termination benefits and other exit costs, and $25 million to $35 million of non-cash accelerated depreciation charges and asset write-offs.  The 2009 Program will require expenditures from corporate cash in the range of $125 million to $175 million, as most of the termination benefits for U.S. employees will be provided in the form of special retirement benefits (Special Termination Program (STP) benefits) payable from the Company’s U.S. pension plan.  The majority of the actions under the program are expected to be completed by the end of 2009.  The 2009 Program is expected to result in employment reductions in the range of 2,000 to 3,000 positions when complete.  When combined with rationalization actions taken in late 2008, the Company expects to reduce its worldwide employment by between 3,500 and 4,500 positions during 2009, approximately 14% to 18% of its total workforce.  Including the impact of carryover actions from 2008, the Company expects to make payments from corporate cash in 2009 in the range of $225 million to $275 million.

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

Restructuring and Ongoing Rationalization Reserve Activity

The activity in the accrued balances and the non-cash charges and credits incurred in relation to restructuring initiatives and ongoing rationalization activities for the three and nine months ended September 30, 2009 were as follows:

		Exit	Fixed Assets &
	Severance	Costs	Inventory	Accelerated
(in millions)	Reserve	Reserve	Write-downs	Depreciation	Total

Balance as of 12/31/08	$109	$21	$-	$-	130

Q1 2009 charges	94	15	3	4	116
Q1 2009 utilization/cash payments	(43)	(5)	(3)	(4)	(55)
Q1 2009 other adjustments & reclasses (1)	(40)	-	-	-	(40)
Balance as of 3/31/09	120	31	-	-	151

Q2 2009 charges	28	9	3	6	46
Q2 2009 utilization/cash payments	(47)	(8)	(3)	(6)	(64)
Q2 2009 other adjustments & reclasses (2)	(7)	2	-	-	(5)
Balance as of 6/30/09	94	34	-	-	128

Q3 2009 charges	27	2	4	2	35
Q3 2009 utilization/cash payments	(35)	(5)	(4)	(2)	(46)
Q3 2009 other adjustments & reclasses (3)	(11)	-	-	-	(11)
Balance as of 9/30/09	$75	$31	$-	$-	$106

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

(3)
The net $11 million reserve reduction includes a $14 million reduction for severance-related charges for pension plan curtailments, settlements, and special termination benefits, which are reflected in Pension and other postretirement liabilities and Other long-term assets in the Consolidated Statement of Financial Position.  The remaining $3 million of reserve increases reflects foreign currency translation adjustments.

The $35 million of charges for the three months ended September 30, 2009 includes $2 million of charges for accelerated depreciation, which were reported in Cost of goods sold in the accompanying Consolidated Statement of Operations for the three months ended September 30, 2009.  The remaining costs incurred, net of reversals, of $33 million were reported as Restructuring costs, rationalization and other in the accompanying Consolidated Statement of Operations for the three months ended September 30, 2009.  The severance and exit costs reserves require the outlay of cash, while accelerated depreciation and inventory write-downs represent non-cash items.

For the three months ended September 30, 2009, the severance costs related to the elimination of approximately 575 positions under the 2009 Program, including approximately 125 manufacturing, 200 research and development, and 250 administrative positions.  The geographic composition of the positions eliminated includes approximately 300 in the United States and Canada, and 275 throughout the rest of the world.

The charges of $35 million recorded in the third quarter of 2009 included $4 million applicable to FPEG, $13 million applicable to CDG, $16 million applicable to GCG, and $2 million that was applicable to manufacturing, research and development, and administrative functions, which are shared across all segments.

The $197 million of charges for the nine months ended September 30, 2009 includes $12 million of charges for accelerated depreciation and $6 million of charges for inventory write-downs, which were reported in Cost of goods sold in the accompanying Consolidated Statement of Operations for the nine months ended September 30, 2009.  The remaining costs incurred, net of reversals, of $179 million were reported as Restructuring costs, rationalization and other in the accompanying Consolidated Statement of Operations for the nine months ended September 30, 2009.  The severance and exit costs reserves require the outlay of cash, while accelerated depreciation and inventory write-downs represent non-cash items.

For the nine months ended September 30, 2009, the severance costs related to the elimination of approximately 2,725 positions under the 2009 Program, including approximately 1,225 manufacturing, 575 research and development and 925 administrative positions.  The geographic composition of the positions eliminated includes approximately 1,525 in the United States and Canada, and 1,200 throughout the rest of the world.

The charges of $197 million recorded in the first three quarters of 2009 included $45 million applicable to FPEG, $29 million applicable to CDG, $91 million applicable to GCG, and $32 million that was applicable to manufacturing, research and development, and administrative functions, which are shared across all segments.

As a result of these initiatives, severance payments will be paid during periods through 2009 and beyond since, in many instances, the employees whose positions were eliminated can elect or are required to receive their payments over an extended period of time.  In addition, certain exit costs, such as long-term lease payments, will be paid over periods throughout 2009 and beyond.

NOTE 13:  RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of the net periodic benefit cost for all major funded and unfunded U.S. and Non-U.S. defined benefit plans for the three and nine months ended September 30 are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2009		2008		2009		2008
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Major defined benefit plans:
Service cost	$13	$4	$13	$6	$37	$11	$40	$18
Interest cost	72	47	77	55	227	134	231	169
Expected return on plan assets	(123)	(55)	(136)	(66)	(363)	(152)	(408)	(203)
Amortization of:
Recognized net actuarial loss	1	4	1	15	3	8	3	47
Pension (income) expense before special termination benefits, curtailments, and settlements	(37)	-	(45)	10	(96)	1	(134)	31
Special termination benefits	14	-	7	-	61	-	13	1
Curtailment losses (gains)	-	-	-	(6)	1	-	(12)	(6)
Net pension expense (income)	(23)	-	(38)	4	(34)	1	(133)	26
Other plans including unfunded plans	-	(2)	-	1	-	(2)	-	6
Total net pension expense (income) from continuing operations	$(23)	$(2)	$(38)	$5	$(34)	$(1)	$(133)	$32

For the three and nine months ended September 30, 2009 and 2008, all amounts reflected in the table above as special termination benefits charges were incurred as a result of the Company's restructuring actions.  For the nine months ended September 30, 2009, $1 million of curtailment losses for the major funded and unfunded U.S. and Non-U.S. defined benefit plans were incurred as a result of the Company's restructuring actions.  In addition, curtailment gains for the major funded and unfunded U.S. and Non-U.S. defined benefit plans totaling $6 million and $13 million for the three and nine months ended September 30, 2008, respectively, were also incurred as a result of the Company’s restructuring actions.  All special termination benefits and curtailments incurred as a result of the Company’s restructuring actions have been included in Restructuring costs, rationalization and other in the Consolidated Statement of Operations for the respective periods.

The Company made contributions (funded plans) or paid benefits (unfunded plans) totaling approximately $79 million relating to its major U.S. and non-U.S. defined benefit pension plans for the nine months ended September 30, 2009.  The Company expects its contribution (funded plans) and benefit payment (unfunded plans) requirements for its major U.S. and non-U.S. defined benefit pension plans for the balance of 2009 to be approximately $37 million.

Postretirement benefit costs for the Company's U.S., United Kingdom and Canada postretirement benefit plans, which represent the Company's major postretirement plans, include:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2009	2008	2009	2008

Service cost	$-	$1	$-	$5
Interest cost	23	30	71	108
Amortization of:
Prior service credit	(17)	(15)	(51)	(35)
Recognized net actuarial loss	6	4	16	15
Other postretirement benefit cost before curtailments and settlements	12	20	36	93
Curtailment loss (gain)	1	(79)	1	(86)
Settlement gain	-	-	-	(2)
Total net postretirement benefit expense	$13	$(59)	$37	$5

As a result of the Company’s restructuring actions, its U.S., United Kingdom and Canada postretirement benefit plans incurred curtailment losses of $1 million for both the three and nine months ended September 30, 2009 and curtailment gains of $0 and $3 million for the three and nine months ended September 30, 2008, respectively, which have been included in Restructuring costs, rationalization and other in the Consolidated Statement of Operations for each respective period.

The Company paid benefits totaling approximately $128 million relating to its U.S., United Kingdom and Canada postretirement benefit plans for the nine months ended September 30, 2009.  The Company expects to pay benefits of approximately $43 million for these postretirement plans for the balance of 2009.

Certain of the Company's retirement plans were remeasured during 2009.  The remeasurement of the funded status of those plans decreased the funded status of the Company's defined benefit and other postretirement benefit plans by $690 million in the quarter and $1,252 million in the nine months ended September 30, 2009.  The decrease for the quarter was primarily due to actuarial losses related to discount rate assumptions.  The decrease for the nine months ended September 30, 2009 was primarily due to actuarial losses related to asset return and changes in discount rate assumptions.

The Company reports the aggregate funded status of all overfunded defined benefit pension and other postretirement plans as an asset and reports the aggregate funded status of all underfunded plans as a liability.  As of September 30, 2009 and December 31, 2008 the funded status of all major overfunded plans was approximately $19 million and $765 million, respectively, which is reflected in Other long-term assets in the Company’s Consolidated Statement of Financial Position.  As of September 30, 2009 and December 31, 2008, the funded status of all major underfunded and unfunded defined benefit pension and other postretirement plans was approximately $2.7 billion and $2.4 billion, respectively, which is reflected in Accounts payable and other current liabilities and Pension and other postretirement liabilities in the accompanying Consolidated Statement of Financial Position.  The measurement date used to determine the funded status of each of the

Company’s pension and other postretirement benefits plan is December 31 of the prior year unless certain remeasurement events occur.

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

NOTE 14: EXTRAORDINARY ITEM

The terms of the purchase agreement of the 2004 acquisition of NexPress Solutions LLC called for additional consideration to be paid by the Company if sales of certain products exceeded stated minimum number of units sold during a five-year period following the close of transaction.  In May 2009, the earn-out period lapsed with no additional consideration required to be paid by the Company.  Negative goodwill, representing the contingent consideration obligation of $17 million, was therefore reduced to zero.  The reversal of negative goodwill reduced Property, plant and equipment, net by $2 million and Research and development expense by $7 million and resulted in an extraordinary gain of $6 million, net of tax, during the nine months ended September 30, 2009.

NOTE 15:  EARNINGS PER SHARE

Basic earnings per share computations are based on the weighted-average number of shares of common stock outstanding during the period(s) presented.  As a result of the net loss from continuing operations presented for the three and nine months ended September 30, 2009, the Company calculated diluted earnings per share using weighted-average basic shares outstanding for each period, as utilizing diluted shares would be anti-dilutive to loss per share.

The following weighted-average potential shares of the Company’s common stock were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2009 because the Company reported a net loss from continuing operations; therefore, the effects would be anti-dilutive:

	For the
	Three Months	Nine Months
(in millions of shares)	Ended September 30, 2009

Total employee stock options outstanding	22.5	22.8
Total unvested share-based awards outstanding	2.9	2.9
Warrants outstanding	0.9	0.3
Total anti-dilutive potential common shares	26.3	26.0

The majority of the Company’s outstanding stock options would not have been dilutive, and, therefore, would not have been included in the computation of diluted earnings per share if the Company had reported earnings from continuing operations for the three and nine months ended September 30, 2009, because their exercise prices exceeded the average market price of the Company’s stock for both periods presented.  For the three and nine months ended September 30, 2008, only those outstanding stock options which were dilutive were included in the computation of diluted earnings per share.

On September 29, 2009, the Company issued 40 million warrants to purchase shares of the Company’s common stock at an exercise price of $5.50 per share (“Warrants”) in conjunction with the issuance of the Senior Secured Notes due 2017.  (See Note 8, “Short-Term Borrowings and Long-Term Debt”).  All of the Company’s outstanding Warrants would not have been dilutive and, therefore, would not have been included in the computation of diluted earnings per share if the Company had reported earnings from continuing operations for the three and nine months ended September 30, 2009, because their exercise price exceeded the average market price of the Company’s stock for both periods presented.  The Warrants outstanding presented in the table above of 0.9 million and 0.3 million for the three and nine months ended September 30, 2009, respectively, represent the weighted averages of the 40 million Warrants for the amount of time they were outstanding during the period.

Diluted earnings per share calculations may also reflect approximately 18.5 million shares related to the assumed conversion of $575 million in outstanding 2033 Convertible Notes, and approximately 54.0 million shares related to the assumed conversion of $400 million in outstanding 2017 Convertible Notes (collectively, the “Convertible Securities”), if dilutive.  For the three and nine months ended September 30, 2009, and the nine months ended September 30, 2008, the Company’s diluted earnings or loss per share amounts exclude the effect of the Convertible Securities because they were anti-dilutive for those periods.

The computation of basic and diluted earnings from continuing operations per share of common stock for the three and nine months ended September 30, 2008 is shown below:

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

NOTE 16:  SHAREHOLDERS' EQUITY

New Financing Arrangements
In September 2009, the Company issued $300 million of Senior Secured Notes due 2017 with detachable warrants, and $400 million of Convertible Senior Notes due 2017.  In accordance with U.S. GAAP, the proceeds of the debt issuances were allocated between debt and equity.  As a result of the combined transactions, approximately $187 million of the net proceeds was allocated to equity and is reported as Additional paid-in capital on the accompanying Consolidated Statement of Financial Position.

Shares Authorized and Issued
The Company has 950 million shares of authorized common stock with a par value of $2.50 per share, of which 391 million shares had been issued as of September 30, 2009 and December 31, 2008.  Treasury stock at cost consists of approximately 123 million shares as of September 30, 2009 and December 31, 2008.

Comprehensive (Loss) Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2009	2008	2009	2008

Net (loss) earnings	$(111)	$96	$(653)	$476
Realized and unrealized (loss) gain from hedging activity, net of tax	-	(5)	14	(16)
Currency translation adjustments	12	(93)	-	(2)
Pension and other postretirement benefit plan obligation activity, net of tax	(626)	1,075	(1,170)	1,170
Total comprehensive (loss) income, net of tax	$(725)	$1,073	$(1,809)	$1,628

NOTE 17:  SEGMENT INFORMATION

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

Film, Photofinishing and Entertainment Group Segment (“FPEG”):  FPEG encompasses consumer and professional film, one-time-use cameras, graphic arts film, aerial and industrial film, and entertainment imaging products and services.   In addition, this segment also includes paper and output systems, and photofinishing services.  This segment provides consumers, professionals, cinematographers, and other entertainment imaging customers with film-related products and services and also provides graphic arts film to the graphics industry.  As previously announced, the Company closed its Qualex central lab operations in the U.S. and Canada at the end of March 2009.

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

All Other:  All Other is composed of the Company’s display business and other small, miscellaneous businesses.

Segment financial information is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2009	2008	2009	2008

Net sales from continuing operations:

Consumer Digital Imaging Group	$535	$820	$1,407	$2,130
Film, Photofinishing and Entertainment Group	572	764	1,668	2,335
Graphic Communications Group	674	821	1,947	2,513
All Other	-	-	2	5
Consolidated total	$1,781	$2,405	$5,024	$6,983

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2009	2008	2009	2008

(Loss) earnings from continuing operations before interest expense, other income (charges), net and income taxes:

Consumer Digital Imaging Group	$(89)	$24	$(345)	$(136)
Film, Photofinishing and Entertainment Group	47	77	106	157
Graphic Communications Group	10	22	(78)	34
All Other	(4)	(5)	(10)	(13)
Total of segments	(36)	118	(327)	42
Restructuring costs, rationalization and other	(35)	(52)	(197)	(46)
Postemployment benefit changes	-	94	-	94
Other operating income (expenses), net	(10)	(3)	(13)	14
Legal contingencies and settlements	-	(10)	(6)	(20)
Negative goodwill reversal	-	-	7	-
Interest expense	(27)	(26)	(75)	(80)
Other income (charges), net	9	8	8	38
Consolidated (loss) earnings from continuing operations before income taxes	$(99)	$129	$(603)	$42

(in millions)	As of September 30, 2009	As of December 31, 2008

Segment total assets:

Consumer Digital Imaging Group	$1,151	$1,647
Film, Photofinishing and Entertainment Group	2,125	2,563
Graphic Communications Group	1,780	2,190
All Other	5	8
Total of segments	5,061	6,408
Cash and marketable securities	1,157	2,155
Restricted cash	575	-
Deferred income tax assets	694	620
Other corporate assets/reserves	(4)	(4)
Consolidated total assets	$7,483	$9,179

NOTE 18:  FINANCIAL INSTRUMENTS

The following table presents the carrying amounts, estimated fair values, and location in the Consolidated Statement of Financial Position for the Company’s financial instruments:
		Assets
(in millions)		September 30, 2009		December 31, 2008
	Balance Sheet Location	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Marketable securities:
Available-for-sale (1)	Other long-term assets	$7	$7	$7	$7
Held-to-maturity (2)	Other current assets and Other long-term assets	11	11	12	12

Derivatives designated as hedging instruments:
Commodity contracts (1)	Other current assets	6	6	1	1

Derivatives not designated as hedging instruments:
Foreign exchange contracts (1)	Other current assets	8	8	18	18

		Liabilities
(in millions)		September 30, 2009		December 31, 2008
	Balance Sheet Location	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Long-term borrowings, net of current portion (2)	Long-term debt, net of current portion	$1,122	$1,028	$1,252	$926

Derivatives designated as hedging instruments:
Commodity contracts (1)	Accounts payable and other current liabilities	-	-	4	4

Derivatives not designated as hedging instruments:
Foreign exchange contracts (1)	Accounts payable and other current liabilities	13	13	80	80
Foreign exchange contracts (1)	Other long-term liabilities	7	7	3	3

(1)  Recorded at fair value.
(2)  Recorded at historical cost.

Long-term debt is generally used to finance long-term investments, while short-term borrowings (excluding the current portion of long-term debt) are used to meet working capital requirements.  The Company does not utilize financial instruments for trading or other speculative purposes.

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

Foreign exchange

Foreign exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in Other income (charges), net in the accompanying Consolidated Statement of Operations.  The net effects of foreign currency transactions, including related hedging activities, are shown below:

(in millions)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net gain (loss)	$10	$(9)	$(11)	$(9)

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

The Company’s financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments.  The Company manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties.  The Company has procedures to monitor the credit exposure amounts.  The maximum credit exposure at September 30, 2009 was not significant to the Company.

In the event of a default under the Company’s Amended Credit Agreement, or a default under any derivative contract or similar obligation of the Company, the derivative counterparties would have the right, although not the obligation, to require immediate settlement of some or all open derivative contracts at their then-current fair value, but with liability positions netted against asset positions with the same counterparty.  At September 30, 2009, the Company had open derivative contracts in liability positions with a total fair value of $20 million.

The location and amounts of gains and losses related to derivatives reported in the Consolidated Statement of Operations are shown in the following tables:

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI Into Cost of Goods Sold (Effective Portion)		Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(in millions)	For the three months ended September 30,		For the three months ended September 30,		For the three months ended September 30,
	2009	2008	2009	2008	2009	2008

Commodity contracts	$1	$(5)	$2	$-	$-	$-
Foreign exchange contracts	(1)	-	-	-	-	-

	For the nine months ended September 30,		For the nine months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008	2009	2008

Commodity contracts	$15	$(16)	$1	$13	$-	$-
Foreign exchange contracts	(1)	-	-	-	-	-

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative
(in millions)		For the three months ended September 30,		For the nine months ended September 30,
		2009	2008	2009	2008

Foreign exchange contracts	Other income (charges), net	$ (11)	(24)	$ 24	$ 2

Foreign currency forward contracts

The Company’s foreign currency forward contracts used to hedge existing foreign currency denominated assets and liabilities are not designated as hedges, and are marked to market through net (loss) earnings at the same time that the exposed assets and liabilities are remeasured through net (loss) earnings (both in Other income (charges), net).  The notional amount of such contracts open at September 30, 2009 was $1.0 billion.  The majority of the contracts of this type held by the Company are denominated in euros and British pounds.

Additionally, the Company may enter into foreign currency forward contracts that are designated as cash flow hedges of exchange rate risk related to forecasted foreign currency denominated purchases, sales and intercompany sales.

A subsidiary of the Company has entered into intercompany foreign currency forward contracts that are designated as cash flow hedges of exchange rate risk related to forecasted foreign currency denominated purchases.  The value of the notional amounts of such contracts open at September 30, 2009 was $59 million.  At September 30, 2009, that subsidiary had cash flow hedges for the US dollar against the euro with maturity dates ranging from October 2009 to January 2010.  At September 30, 2009, the fair value of all open foreign currency forward contracts hedging foreign currency denominated purchases was a net unrealized loss of  $1 million (pre-tax), recorded in accumulated other comprehensive (loss) income.  If this amount were to be realized, all of it would be reclassified into cost of goods sold during the next twelve months.  Nothing related to closed foreign currency contracts hedging foreign currency denominated purchases was deferred in accumulated other comprehensive (loss) income.  Amounts are reclassified into cost of goods sold as the inventory transferred in connection with the purchases is sold to third parties, all within the next twelve months.  During the third quarter of 2009, a pre-tax loss of less than $1 million was reclassified from accumulated other comprehensive (loss) income to cost of goods sold.  Hedge ineffectiveness was insignificant.

Silver forward contracts

The Company enters into silver forward contracts that are designated as cash flow hedges of commodity price risk related to forecasted purchases of silver.  The value of the notional amounts of such contracts open at September 30, 2009 was $13 million.  Hedge gains and losses related to these silver forward contracts are reclassified into cost of goods sold as the related silver-containing products are sold to third parties.  These gains or losses transferred to cost of goods sold are generally offset by increased or decreased costs of silver purchased in the open market.  The amount of existing gains and losses at September 30, 2009 to be reclassified into earnings within the next 12 months is a net gain of $9 million.  At September 30, 2009, the Company had hedges of forecasted purchases through December 2009.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company’s key priorities for 2009 are:
•	Align the Company’s cost structure with external economic realities
•	Fund core investments
•	Transform portions of its product portfolio
•	Drive positive cash flow before restructuring

The recessionary trends in the global economy, which began in 2008, continued to significantly affect the Company’s revenue during the third quarter of 2009.  The Company expects these trends to continue to affect its results for the balance of the year.  The Company cannot anticipate with precision the duration and severity of the current economic downturn or when the economy may improve.  However, the Company believes that the actions being taken, as described below, are helping to mitigate the impacts to its results in 2009 and position it well for the future when the global economy does begin to rebound.  The demand for the Company’s consumer products was very weak in the first three quarters of 2009 as a result of the drop-off of consumer discretionary spending, consistent with trends that emerged in the fourth quarter of 2008.  In addition, as it did in late 2008, the weak economic environment continued to affect global print demand, which is a key driver of the Company’s GCG business.  The GCG equipment businesses also continue to be affected by the lack of credit availability in the financial markets.  In anticipation of the continuation of the recession in 2009, the Company began to formulate and implement in the fourth quarter of 2008, and continues to implement, a number of actions it deems necessary in order to successfully accomplish the key priorities listed above.

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

On March 31, 2009, the Company and its Canadian subsidiary entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with its lenders, which provides for an asset-based revolving credit facility of up to $500 million, under certain

conditions, including up to $250 million of availability for letters of credit.    In September of 2009, the Company issued $300 million of Senior Secured Notes due 2017 with detachable warrants, and $400 million of Convertible Senior Notes due 2017.  The combined net proceeds of the two transactions, after transaction costs, discounts and fees, of approximately $650 million, are being used to repurchase the Company’s existing $575 million Convertible Senior Notes Due 2033, as well as for general corporate purposes.  The holders of the 2033 Convertible Notes have the right to require the Company to purchase their Notes for cash at 100% of the principal amount, plus accrued and unpaid interest in October 2010.  The Company believes it is probable that all, or nearly all, of the 2033 Convertible Notes would have been redeemed by the security holders at that time.  Therefore, the new debt issuances serve as a refinancing of the debt structure of the Company.  In October 2009 the Company repurchased approximately $563 million of the 2033 Convertible Notes.  These actions provide continued financial flexibility for the Company in this challenging economic environment.

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

Film, Photofinishing and Entertainment Group Segment (“FPEG”):  FPEG encompasses consumer and professional film, one-time-use cameras, graphic arts film, aerial and industrial film, and entertainment imaging products and services.   In addition, this segment also includes paper and output systems, and photofinishing services.  This segment provides consumers, professionals, cinematographers, and other entertainment imaging customers with film-related products and services and also provides graphic arts film to the graphics industry.  As previously announced, the Company closed its Qualex central lab operations in the U.S. and Canada at the end of March 2009.

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

All Other:  All Other is composed of the Company’s display business and other small, miscellaneous businesses.

Net Sales from Continuing Operations by Reportable Segment and All Other

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)				Foreign Currency				Foreign Currency
	2009	2008	Change	Impact*	2009	2008	Change	Impact*
Consumer Digital Imaging Group
Inside the U.S.	$279	$476	-41%	0%	$750	$1,168	-36%	0%
Outside the U.S.	256	344	-26	-6	657	962	-32	-8
Total Consumer Digital Imaging Group	535	820	-35	-2	1,407	2,130	-34	-4

Film, Photofinishing and Entertainment Group
Inside the U.S.	131	211	-38	0	377	647	-42	0
Outside the U.S.	441	553	-20	-3	1,291	1,688	-24	-6
Total Film, Photofinishing and Entertainment Group	572	764	-25	-2	1,668	2,335	-29	-5

Graphic Communications Group
Inside the U.S.	207	243	-15	0	617	783	-21	0
Outside the U.S.	467	578	-19	-2	1,330	1,730	-23	-6
Total Graphic Communications Group	674	821	-18	-2	1,947	2,513	-23	-4

All Other
Inside the U.S.	(1)	1	-	-	3	6	-	-
Outside the U.S.	1	(1)	-	-	(1)	(1)	-	-
Total All Other	-	-	-	-	2	5	-	-

Consolidated
Inside the U.S.	616	931	-34	0	1,747	2,604	-33	0
Outside the U.S.	1,165	1,474	-21	-3	3,277	4,379	-25	-7
Consolidated Total	$1,781	$2,405	-26%	-2%	$5,024	$6,983	-28%	-4%

*	Represents the percentage point change in segment net sales for the period that is attributable to foreign currency fluctuations

(Loss) Earnings from Continuing Operations Before Interest Expense, Other Income (Charges), Net and Income Taxes by Reportable Segment and All Other

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2009	2008	Change	2009	2008	Change

Consumer Digital Imaging Group	$(89)	$24	-471%	$(345)	$(136)	-154%
Film, Photofinishing and Entertainment Group	47	77	-39%	106	157	-32%
Graphic Communications Group	10	22	-55%	(78)	34	-329%
All Other	(4)	(5)	+20%	(10)	(13)	+23%
Total of segments	$(36)	$118	-131%	$(327)	$42	-879%
Percent of Sales	(2)%	5%		(7)%	1%

Restructuring costs, rationalization and other	(35)	(52)		(197)	(46)
Postemployment benefit changes	-	94		-	94
Other operating income (expenses), net	(10)	(3)		(13)	14
Legal contingencies and settlements	-	(10)		(6)	(20)
Negative goodwill reversal	-	-		7	-
Interest expense	(27)	(26)		(75)	(80)
Other income (charges), net	9	8		8	38
Consolidated (loss) earnings from continuing operations before income taxes	$(99)	$129	-177%	$(603)	$42	-1536%

2009 COMPARED WITH 2008

Third Quarter

RESULTS OF OPERATIONS – CONTINUING OPERATIONS

CONSOLIDATED

(dollars in millions)	Three Months Ended
	September 30,
	2009	% of Sales	2008	% of Sales	Increase / (Decrease)	% Change

Net sales	$1,781		$2,405		$(624)	-26%
Cost of goods sold	1,420		1,743		(323)	-19%
Gross profit	361	20.3%	662	27.5%	(301)	-45%
Selling, general and administrative expenses	318	18%	369	15%	(51)	-14%
Research and development costs	81	5%	95	4%	(14)	-15%
Restructuring costs, rationalization and other	33		48		(15)	-31%
Other operating expenses (income), net	10		3		7	233%
(Loss) earnings from continuing operations before interest expense, other income (charges), net and income taxes	(81)	-5%	147	6%	(228)	-155%
Interest expense	27		26		1	4%
Other income (charges), net	9		8		1	13%
(Loss) earnings from continuing operations before income taxes	(99)		129		(228)	-177%
Provision for income taxes	12		28		(16)	-57%
(Loss) earnings from continuing operations	(111)	-6%	101	4%	(212)	-210%
Loss from discontinued operations, net of income taxes	-		(5)		5	100%
NET (LOSS) EARNINGS ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$(111)		$96		$(207)	-216%

	Three Months Ended
	September 30,		Percent Change vs. 2008
	2009 Amount	Change vs. 2008	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net sales	$1,781	-25.9%	-15.4%	-8.4%	-2.1%	n/a

Gross profit margin	20.3%	-7.2pp	n/a	-10.9pp	-1.4pp	5.1pp

Executive Summary

The Company’s operating results in the third quarter of 2009 continued to be negatively impacted by the decline in demand as a result of the global economic slowdown which began in 2008.  While the rate of decline has slowed from previous quarters, the current economic climate continues to have a significant negative impact on the Company’s revenues.  The demand for the Company’s consumer products is largely discretionary in nature, and sales and earnings of the Company’s consumer businesses are linked to the timing of holidays, vacations, and other leisure or gifting seasons.  Continued declines in consumer spending have had significant impacts in the Company’s digital camera and digital picture frame businesses in the CDG segment.  In addition, intellectual property royalty revenue within CDG has decreased versus the prior year.  (See Gross Profit discussion below.) In the GCG segment, lack of credit availability, combined with the weak economy, has resulted in lower capital spending by businesses, negatively impacting sales.  The reduction of global print demand has also had a negative impact on the GCG business.  The Entertainment Imaging business within the FPEG segment continued to be negatively impacted by delays in the creation of feature films related to the current economic climate.  Also, the secular decline of Film Capture continues to impact the traditional businesses.  In response to the global economic slowdown, the Company implemented a targeted cost-reduction program and other measures as discussed in the Overview above.

Revenues

For the three months ended September 30, 2009, net sales decreased compared with the same period in 2008 primarily due to volume declines within all three segments driven by lower demand as a result of the global economic slowdown, particularly within Digital Capture and Devices in the CDG segment, and Prepress Solutions in the GCG segment, as well as continuing secular declines in Traditional Photofinishing and Film Capture in the FPEG segment.  Unfavorable price/mix was primarily driven by Digital Capture and Devices within CDG, due in large part to lower intellectual property royalty revenues.  Foreign exchange negatively impacted sales across all three segments, due to strengthening of the U.S. dollar.

Gross Profit

Gross profit declined in the third quarter of 2009 in dollars and as a percentage of sales, primarily due to unfavorable price/mix, which impacted all segments but was most prominent in CDG, lower sales volumes as discussed above, and unfavorable foreign exchange.  These items were partially offset by cost improvements within Consumer Inkjet Systems in the CDG segment.

The current quarter results also include a decline of approximately $157 million in intellectual property royalty revenues as compared with the prior year quarter, reflected in price/mix above, related to a non-recurring arrangement in the prior year and certain other arrangements under which the Company fulfilled its continuing obligations as of the end of 2008, as well as overall volume declines in the digital capture and device market.  This decline in intellectual property licensing was considered in the Company’s plans for the three months ending September 30, 2009.  The Company expects to secure future licensing arrangements, the timing and amounts of which are difficult to predict.  These types of arrangements provide the Company with a return on portions of historical research and development investments.

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

Other Operating Expenses (Income), Net

The other operating expenses (income), net category includes gains and losses on sales of capital assets and businesses and certain impairment charges.  The year-over-year change in other operating expenses (income), net was primarily driven by a loss recognized on a property sale outside the U.S. during the three months ended September 30, 2009.

Income Tax Provision (Benefit)

(dollars in millions)	Three Months Ended
	September 30,
	2009	2008
(Loss) earnings from continuing operations before income taxes	$(99)	$129
Provision for income taxes	$12	$28
Effective tax rate	(12.1)%	21.7%

The change in the Company’s effective tax rate from continuing operations is primarily attributable to: (1) losses generated in the U.S. and in certain jurisdictions outside the U.S. that were not benefited due to management’s conclusion that it was not more likely than not that the tax benefits would be realized; (2) the impact of previously established valuation allowances in jurisdictions with current earnings; and (3) changes to the mix of earnings from operations in certain lower-taxed jurisdictions outside the U.S.

CONSUMER DIGITAL IMAGING GROUP

(dollars in millions)	Three Months Ended
	September 30,
	2009	% of Sales	2008	% of Sales	Increase / (Decrease)	% Change

Net sales	$535		$820		$(285)	-35%
Cost of goods sold	467		604		(137)	-23%
Gross profit	68	12.7%	216	26.3%	(148)	-69%
Selling, general and administrative expenses	124	23%	143	17%	(19)	-13%
Research and development costs	33	6%	49	6%	(16)	-33%
(Loss) earnings from continuing operations before interest expense, other income(charges), net and income taxes	$(89)	-17%	$24	3%	$(113)	-471%

	Three Months Ended
	September 30,		Percent Change vs. 2008
	2009 Amount	Change vs. 2008	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net sales	$535	-34.8%	-12.4%	-20.1%	-2.3%	n/a

Gross profit margin	12.7%	-13.6pp	n/a	-33.3pp	-3.3pp	23.0pp

Revenues

CDG’s third quarter performance reflects the continued weakness in the global economy, combined with lower intellectual property royalty revenues.  The demand for many of the consumer products within the CDG portfolio is discretionary in nature and consumer discretionary spending remains weak, leading to declines in CDG revenues in the third quarter.

The decrease in net sales for CDG was primarily driven by Digital Capture and Devices.  Net sales of Digital Capture and Devices, which includes consumer digital still and video cameras, digital picture frames, accessories, memory products, and intellectual property royalties, decreased 49% in the third quarter of 2009 as compared with the prior year quarter, primarily reflecting lower intellectual property royalties (see gross profit discussion below), and lower volumes of digital cameras and digital picture frames as a result of continuing weakness in consumer demand.

Net sales of Retail Systems Solutions, which includes kiosks and related media and APEX drylab systems, decreased 3% in the third quarter of 2009, largely due to unfavorable foreign exchange.  The Company and one of its significant Retail Systems Solutions customers will not renew a contract that expired on September 30, 2009.  The Company plans to replace a significant portion of this volume of business, although the timing and extent is uncertain.  The Company believes this will not have a material impact on its future cash flows or liquidity.

Net sales of Consumer Inkjet Systems, which includes inkjet printers and related consumables, increased 92% due to higher volumes for printers and ink cartridges, as well as favorable price/mix, partially offset by media volume declines. The volume increases experienced by the Company during the current economic situation, despite overall declines in the consumer printing industry, are reflective of favorable consumer response to the Company’s unique value proposition.

Gross Profit

The decrease in gross profit, both in dollars and as a percentage of sales, for CDG was primarily the result of lower intellectual property royalty revenues included in unfavorable price/mix within Digital Capture and Devices, and unfavorable foreign exchange.  In addition, the decrease in gross profit dollars for CDG was due to lower sales volumes as discussed above.  Partially offsetting these unfavorable factors was the benefit of lower product costs versus prior year, particularly in Consumer Inkjet Systems.

The current quarter results include a decline of approximately $157 million in intellectual property royalty revenues as compared with the prior year quarter reflected in price/mix above related to a non-recurring arrangement in the prior year and certain other arrangements under which the Company fulfilled its continuing obligations as of the end of 2008, as well as overall volume declines in the digital capture device market.  The Company expects to secure future licensing arrangements, the timing and amounts of which are difficult to predict.  These types of arrangements provide the Company with a return on portions of historical research and development investments.

Selling, General and Administrative Expenses

The decrease in SG&A expenses for CDG was primarily driven by focused cost reduction actions to respond to the current economic conditions, partially offset by increased advertising expense related to Consumer Inkjet Systems.

Research and Development Costs

The decrease in R&D costs for CDG was primarily attributable to portfolio rationalization within Digital Capture and Devices, and Imaging Sensor Solutions.  Also contributing to the decline was lower spending within Consumer Inkjet Systems resulting from the movement of product offerings from the development phase into the market introduction and growth phases.

FILM, PHOTOFINISHING AND ENTERTAINMENT GROUP

(dollars in millions)	Three Months Ended
	September 30,
	2009	% of Sales	2008	% of Sales	Increase / (Decrease)	% Change

Net sales	$572		$764		$(192)	-25%
Cost of goods sold	446		582		(136)	-23%
Gross profit	126	22.0%	182	23.8%	(56)	-31%
Selling, general and administrative expenses	72	13%	94	12%	(22)	-23%
Research and development costs	7	1%	11	1%	(4)	-36%
Earnings from continuing operations before interest expense, other income (charges), net and income taxes	$47	8%	$77	10%	$(30)	-39%

	Three Months Ended
	September 30,		Percent Change vs. 2008
	2009 Amount	Change vs. 2008	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net sales	$572	-25.1%	-20.3%	-2.3%	-2.5%	n/a

Gross profit margin	22.0%	-1.8pp	n/a	-2.3pp	-1.3pp	1.8pp

Revenues

The decrease in net sales for FPEG was driven by revenue declines across all SPGs within the segment. Net sales of Film Capture decreased 35% in the three months ended September 30, 2009 as compared with the third quarter of 2008 due to secular declines in the industry.  Net sales for Entertainment Imaging decreased 22% from the prior year quarter primarily reflecting lower volumes due to the impact of the economic climate on film makers and the creation of feature films, as well as industry shifts in film release strategies and distribution.  Unfavorable price/mix also negatively impacted sales for Entertainment Imaging.  Traditional Photofinishing sales decreased 24% from the prior year quarter, primarily driven by volume declines resulting from the previously announced closure of the Qualex central lab operations in the U.S. and Canada at the end of March 2009.

Gross Profit

The decrease in FPEG gross profit dollars was primarily driven by lower sales volumes across all SPGs within the segment as mentioned above, and unfavorable foreign exchange and price/mix within Entertainment Imaging.  The decrease in gross profit as a percentage of sales was primarily reflective of unfavorable price/mix within Entertainment Imaging, and higher unit manufacturing costs within Film Capture as a result of lower volumes, partially offset by manufacturing and other cost savings within Traditional Photofinishing.

Selling, General and Administrative Expenses

The decline in SG&A expenses for FPEG was attributable to focused cost reduction actions to respond to current economic conditions, as well as the aforementioned closure of Qualex operations in the U.S. and Canada.

GRAPHIC COMMUNICATIONS GROUP

(dollars in millions)	Three Months Ended
	September 30,
	2009	% of Sales	2008	% of Sales	Increase / (Decrease)	% Change

Net sales	$674		$821		$(147)	-18%
Cost of goods sold	506		594		(88)	-15%
Gross profit	168	24.9%	227	27.6%	(59)	-26%
Selling, general and administrative expenses	120	18%	157	19%	(37)	-24%
Research and development costs	38	6%	48	6%	(10)	-21%
Earnings from continuing operations before interest expense, other income (charges), net and income taxes	$10	1%	$22	3%	$(12)	-55%

	Three Months Ended
	September 30,		Percent Change vs. 2008
	2009 Amount	Change vs. 2008	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net sales	$674	-17.9%	-14.1%	-2.2%	-1.6%	n/a

Gross profit margin	24.9%	-2.7pp	n/a	-0.7pp	-0.4pp	-1.6pp

Revenues

GCG’s third quarter revenue declines reflect the impact of ongoing global economic uncertainties, which have depressed global print demand and associated capital investments in the printing industry.

The decrease in GCG net sales for the quarter was driven by volume declines across all SPGs.  Unfavorable price/mix, primarily within Prepress Solutions and Digital Printing Solutions, was partially offset by favorable price/mix within Document Imaging.  The overall unfavorable price/mix reflects both a shift in demand toward products requiring lower levels of investment and increased price pressures in commercial printing due to the economic downturn in the industry.

Net sales of Prepress Solutions decreased 16%, primarily driven by volume declines, as well as unfavorable foreign exchange and price/mix.  The volume decreases resulted from the decline in worldwide print demand, which reduced demand for prepress equipment and plate consumables.  Net sales of digital plates, the largest component of Prepress Solutions, declined 9%.

Net sales of Digital Printing Solutions decreased 17%, resulting from lower volumes and unfavorable  price/mix.  Equipment volumes decreased, primarily driven by color electrophotographic equipment placements in the quarter, as the printing industry continues to remain cautious regarding capital investments in the current economic environment.  Unfavorable price/mix was driven by general price erosion and capital investments that were skewed toward lower-priced models.

Net sales of Document Imaging decreased by 12%, primarily driven by volume declines in sales of scanning and imaging products, as well as in business process services, partially offset by favorable price/mix across all product lines.

Net sales of Enterprise Solutions decreased 44%, primarily due to volume declines in sales of workflow software as a result of fewer prepress equipment placements.

Gross Profit

Gross profit declined both in dollars and as a percentage of sales across all SPGs, as volume, price/mix, foreign exchange, and manufacturing cost were all generally unfavorable.  The decline in global print demand negatively impacted equipment and consumables sales volumes, driving down gross profit dollars while also leading the Company to reduce its production levels, which resulted in lower levels of factory absorption and higher unit manufacturing costs.  This impact was most pronounced in Prepress Solutions but was also a factor in the performance of all other SPGs.  Unfavorable price/mix was largely driven by Digital Printing Solutions as equipment placements shifted toward lower investment levels and competitive pricing pressures increased in the marketplace.

Selling, General and Administrative Expenses

The decrease in SG&A expenses for GCG was primarily attributable to focused cost reduction actions to respond to the current economic conditions.

Research and Development Costs

The decrease in R&D costs for GCG was largely driven by a rationalization and refocusing of investments.

Year to Date

RESULTS OF OPERATIONS – CONTINUING OPERATIONS

CONSOLIDATED

(dollars in millions)	Nine Months Ended
	September 30,
	2009	% of Sales	2008	% of Sales	Increase / (Decrease)	% Change

Net sales	$5,024		$6,983		$(1,959)	-28%
Cost of goods sold	4,143		5,311		(1,168)	-22%
Gross profit	881	17.5%	1,672	23.9%	(791)	-47%
Selling, general and administrative expenses	955	19%	1,198	17%	(243)	-20%
Research and development costs	270	5%	364	5%	(94)	-26%
Restructuring costs, rationalization and other	179		40		139	348%
Other operating expenses (income), net	13		(14)		27	193%
(Loss) earnings from continuing operations before interest expense, other (charges) income, net and income taxes	(536)	-11%	84	1%	(620)	-738%
Interest expense	75		80		(5)	-6%
Other income (charges), net	8		38		(30)	-79%
(Loss) earnings from continuing operations before income taxes	(603)		42		(645)	-1536%
Provision (benefit) for income taxes	59		(145)		204	141%
(Loss) earnings from continuing operations	(662)	-13%	187	3%	(849)	-454%
Earnings from discontinued operations, net of income taxes	3		289		(286)	-99%
Extraordinary item, net of tax	6		-		6
NET (LOSS) EARNINGS ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$(653)		$476		$(1,129)	-237%

	Nine Months Ended
	September 30,		Percent Change vs. 2008
	2009 Amount	Change vs. 2008	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net sales	$5,024	-28.1%	-17.2%	-6.6%	-4.3%	n/a

Gross profit margin	17.5%	-6.4pp	n/a	-8.2pp	-2.9pp	4.7pp

Revenues

For the nine months ended September 30, 2009, net sales decreased compared with the same period in 2008 primarily due to volume declines within all three segments driven by lower demand as a result of the global economic slowdown, particularly within Digital Capture and Devices in the CDG segment and Prepress Solutions in the GCG segment, as well as continued secular declines in Film Capture and Traditional Photofinishing in the FPEG segment.  Foreign exchange negatively impacted sales across all three segments, due to a stronger U.S. dollar.  Unfavorable price/mix was primarily driven by Digital Capture and Devices within CDG, due in large part to lower intellectual property royalty revenues.

Gross Profit

Gross profit declined in the nine months of 2009 in dollars and as a percentage of sales, primarily due to unfavorable price/mix, which impacted all segments but was most prominent in CDG, lower sales volumes as discussed above, and unfavorable foreign exchange.  These items were partially offset by cost improvements, largely driven by ongoing cost reduction efforts within CDG and FPEG.

The current year-to-date results also include a decline of approximately $258 million in intellectual property royalty revenues as compared with the prior year period, reflected in price/mix above, related to a non-recurring arrangement in the prior year and certain other arrangements under which the Company fulfilled its continuing obligations as of the end of 2008, as well as overall volume declines in the digital capture device market.  This decline in intellectual property licensing was considered in the Company’s plans for the nine months ending September 30, 2009.  The Company expects to secure future licensing arrangements, the timing and amounts of which are difficult to predict.  These types of arrangements provide the Company with a return on portions of historical research and development investments.

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

Other Operating Expenses (Income), Net

The other operating expenses (income), net category includes gains and losses on sales of capital assets and businesses and certain asset impairment charges.  The year-over-year change in other operating expenses (income), net was largely driven by gains on sales of capital assets and businesses in the nine months ended September 30, 2008, as compared with losses on property sales in the nine months ended September 30, 2009.

Other Income (Charges), Net

The other income (charges), net category primarily includes interest income, income and losses from equity investments, and foreign exchange gains and losses.  The decrease in other income (charges), net was primarily attributable to a decrease in interest income due to lower interest rates and lower cash balances in the nine months of 2009 as compared with 2008.

Income Tax Provision (Benefit)

In June 2008, the Company received a tax refund from the U.S. Internal Revenue Service (IRS).  This refund was related to the audit of certain claims filed for tax years 1993-1998.  The refund had a positive impact on the Company’s net earnings of $565 million for the nine months ended September 30, 2008, of which $295 million of the refund is reflected in earnings from discontinued operations.  The balance of $270 million, which represents interest, is reflected in earnings from continuing operations.

(dollars in millions)	Nine Months Ended
	September 30,
	2009	2008
(Loss) earnings from continuing operations before income taxes	$(603)	$42
Provision (benefit) for income taxes	$59	$(145)
Effective tax rate	(9.8)%	(345.2)%

The change in the Company’s effective tax rate from continuing operations is primarily attributable to: (1) interest earned in 2008 on the IRS tax refund, (2) losses generated in the U.S. and in certain jurisdictions outside the U.S. that were not benefited due to management’s conclusion that it was not more likely than not that the tax benefits would be realized, (3) the impact of previously established valuation allowances in jurisdictions with current earnings, and  (4) the mix of earnings from operations in certain lower-taxed jurisdictions outside the U.S.

CONSUMER DIGITAL IMAGING GROUP

(dollars in millions)	Nine Months Ended
	September 30,
	2009	% of Sales	2008	% of Sales	Increase / (Decrease)	% Change

Total net sales	$1,407		$2,130		$(723)	-34%
Cost of goods sold	1,297		1,699		(402)	-24%
Gross profit	110	7.8%	431	20.2%	(321)	-74%
Selling, general and administrative expenses	346	25%	411	19%	(65)	-16%
Research and development costs	109	8%	156	7%	(47)	-30%
Loss from continuing operations before interest expense, other income (charges), net and income taxes	$(345)	-25%	$(136)	-6%	$(209)	-154%

	Nine Months Ended
	September 30,		Percent Change vs. 2008
	2009 Amount	Change vs. 2008	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net sales	$1,407	-33.9%	-14.6%	-15.5%	-3.8%	n/a

Gross profit margin	7.8%	-12.4pp	n/a	-24.4pp	-4.9pp	16.9pp

Revenues

CDG’s year-to-date performance reflects the continued weakness in the global economy, combined with lower intellectual property royalty revenues.  The demand for many of the consumer products within the CDG portfolio is discretionary in nature and consumer discretionary spending remains weak, leading to declines in CDG revenues in the nine months ended September 30, 2009.

Net sales of Digital Capture and Devices, which includes consumer digital still and video cameras, digital picture frames, accessories,

memory products, and intellectual property royalties, decreased 46% in the nine months ended September 30, 2009 as compared with the prior year period, primarily reflecting lower intellectual property royalties (see gross profit discussion below), lower volumes of digital cameras and digital picture frames as a result of continuing weakness in consumer demand, unfavorable price/mix and foreign exchange.

Net sales of Retail Systems Solutions, which includes kiosks and related media and APEX drylab systems, decreased 12% in the nine months ended September 30, 2009, driven by unfavorable foreign exchange and price/mix, and lower volumes.  The decline in media volumes was largely driven by ongoing inventory contraction at major U.S. retailers.

Net sales of Consumer Inkjet Systems, which includes inkjet printers and related consumables, increased 58% due to higher volumes for printers and ink cartridges, and favorable price/mix, partially offset by unfavorable foreign exchange and media volume declines.  The volume increases experienced by the Company during the current economic situation, despite overall declines in the consumer printing industry, are reflective of favorable consumer response to the Company’s unique value proposition.

Gross Profit

The decrease in gross profit, both in dollars and as a percentage of sales, for CDG was primarily attributable to unfavorable price/mix within Digital Capture and Devices, including lower intellectual property royalty revenues, and unfavorable foreign exchange.  In addition, the decrease in gross profit dollars for CDG was due to lower sales volumes as discussed above.  Partially offsetting these unfavorable factors was the benefit of lower product costs versus prior year, particularly within Consumer Inkjet Systems.

The current year-to-date results include a decline of approximately $258 million in intellectual property royalty revenues as compared with the prior year period, reflected in price/mix, related to a non-recurring arrangement in the prior year and certain other arrangements under which the Company fulfilled its continuing obligations as of the end of 2008, as well as overall volume declines in the digital capture device market.  The Company expects to secure future licensing arrangements, the timing and amounts of which are difficult to predict.  These types of arrangements provide the Company with a return on portions of historical research and development investments.

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

FILM, PHOTOFINISHING AND ENTERTAINMENT GROUP

(dollars in millions)	Nine Months Ended
	September 30,
	2009	% of Sales	2008	% of Sales	Increase / (Decrease)	% Change

Total net sales	$1,668		$2,335		$(667)	-29%
Cost of goods sold	1,320		1,823		(503)	-28%
Gross profit	348	20.9%	512	21.9%	(164)	-32%
Selling, general and administrative expenses	217	13%	315	13%	(98)	-31%
Research and development costs	25	1%	40	2%	(15)	-38%
Earnings from continuing operations before interest expense, other income (charges), net and income taxes	$106	6%	$157	7%	$(51)	-32%

	Nine Months Ended
	September 30,		Percent Change vs. 2008
	2009 Amount	Change vs. 2008	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Total net sales	$1,668	-28.6%	-20.6%	-3.4%	-4.6%	n/a

Gross profit margin	20.9%	-1.0pp	n/a	-3.1pp	-3.3pp	5.4pp

Revenues

The decrease in net sales for FPEG was driven by revenue declines across all SPGs within the segment.  Net sales of Film Capture and Traditional Photofinishing decreased 42% and 27%, respectively, in the nine months ended September 30, 2009 as compared with the comparable period of 2008, primarily reflecting continuing secular declines in both of these SPGs, and unfavorable foreign exchange.  Sales volumes in Traditional Photofinishing were also impacted by the previously announced closure of the Qualex central operations in the U.S. and Canada at the end of March 2009.  Net worldwide sales for Entertainment Imaging decreased 22% compared with the prior year period, primarily reflecting lower volumes due to (1) the uncertainty around the Screen Actors’ Guild contract, which expired in June 2008 and was not replaced until June 2009, and (2) the impact of the economic climate on film makers, resulting in lower film production and the use of digital technology, as expected.  Entertainment Imaging revenues were also impacted by unfavorable foreign exchange and price/mix.

Gross Profit

The decrease in FPEG gross profit in both dollars and as a percentage of sales was primarily driven by lower sales volumes as mentioned above, unfavorable price/mix within Entertainment Imaging, and unfavorable foreign exchange across all SPGs.  This was partially offset by lower benefit costs as a result of amendments made in the third quarter of 2008 to certain of the Company’s U.S. postemployment benefit plans, as well as lower manufacturing and other costs within Traditional Photofinishing.

Selling, General and Administrative Expenses

The decline in SG&A expenses for FPEG was attributable to focused cost reduction actions to respond to current economic conditions, as well as lower postemployment benefit costs and the aforementioned closure of Qualex operations in the U.S. and Canada.

Research and Development Costs

The decrease in R&D costs was due to focused cost reductions as well as lower postemployment benefit costs.

GRAPHIC COMMUNICATIONS GROUP

(dollars in millions)	Nine Months Ended
	September 30,
	2009	% of Sales	2008	% of Sales	Increase / (Decrease)	% Change

Total net sales	$1,947		$2,513		$(566)	-23%
Cost of goods sold	1,504		1,814		(310)	-17%
Gross profit	443	22.8%	699	27.8%	(256)	-37%
Selling, general and administrative expenses	388	20%	495	20%	(107)	-22%
Research and development costs	133	7%	170	7%	(37)	-22%
(Loss) earnings from continuing operations before interest expense, other income (charges), net and income taxes	$(78)	-4%	$34	1%	$(112)	-329%

	Nine Months Ended
	September 30,		Percent Change vs. 2008
	2009 Amount	Change vs. 2008	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net sales	$1,947	-22.5%	-16.3%	-1.8%	-4.4%	n/a

Gross profit margin	22.8%	-5.0pp	n/a	-1.5pp	-1.2pp	-2.3pp

Revenues

GCG’s year-to-date revenue declines reflect the impact of ongoing global economic uncertainties, which have depressed global print demand and associated capital investments in the printing industry.

The decrease in GCG net sales for the nine months ended September 30, 2009 was driven by volume declines and unfavorable foreign exchange across all SPGs. Unfavorable price/mix, primarily within Digital Printing Solutions and Prepress Solutions, reflects both a shift in demand toward products requiring lower levels of investment and increased price pressures due to the economic downturn in the industry, partially offset by favorable price/mix within Document Imaging.

Net sales of Prepress Solutions decreased 24%, primarily driven by volume declines, with unfavorable foreign exchange and unfavorable price/mix also contributing to the overall performance.  The volume decreases were largely attributable to the decline in worldwide print demand, which reduced demand for plate consumables and prepress equipment.

Net sales of Digital Printing Solutions decreased 16%, driven by unfavorable price/mix and lower volumes in both electrophotographic and inkjet solutions.  Volume declines were driven by electrophotographic equipment and inkjet consumables as investment levels in large equipment was constrained and print volumes in the industry were depressed.  Unfavorable price/mix was driven by a shift in equipment placements toward lower-priced models and increased competitive pricing.  Unfavorable foreign exchange also contributed to the decrease in sales.

Net sales of Document Imaging decreased 13%, driven by lower volumes and unfavorable foreign exchange, partially offset by favorable price/mix in the scanner product lines.  The volume declines were largely attributable to decreased demand for scanning and imaging products from customers in the financial services industry.

Net sales of Enterprise Solutions decreased 41%, primarily due to volume declines in sales of workflow software and print controllers, as a result of fewer prepress equipment placements and third party digital printer sales, resulting from the decline in worldwide print demand.

Gross Profit

Gross profit declined, both in dollars and as a percentage of sales, across all SPGs in the GCG segment.  The decline in global print demand negatively impacted equipment and consumables sales volumes, driving down gross profit dollars while also leading the Company to reduce its production levels.  This resulted in lower levels of factory absorption and higher unit manufacturing costs, and lower utilization of service personnel.  This impact was most pronounced in Prepress Solutions and Enterprise Solutions.  Constrained demand drove increased price pressures in the industry as capital investments continue to be depressed, driving unfavorable price/mix in Digital Printing Solutions.

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

In connection with the 2009 Program, the Company expects to incur total restructuring charges in the range of $250 million to $300 million, including $225 million to $265 million of cash related charges for termination benefits and other exit costs, and $25 million to $35 million of non-cash accelerated depreciation charges and asset write-offs.  The 2009 Program will require expenditures from corporate cash in the range of $125 million to $175 million, as most of the termination benefits for U.S. employees will be provided in the form of special retirement benefits (Special Termination Program (STP) benefits) payable from the Company’s U.S. pension plan.  The majority of the actions under the 2009 Program are expected to be completed by the end of 2009.  The 2009 Program is expected to result in employment reductions in the range of 2,000 to 3,000 positions when complete and yield annualized cash savings of $200 million to $250 million in 2009 and beyond.

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

The Company recorded $35 million of charges, including $2 million of charges for accelerated depreciation, which were reported in Cost of goods sold in the accompanying Consolidated Statement of Operations for the three months ended September 30, 2009.  The remaining costs incurred, net of reversals, of $33 million were reported as Restructuring costs, rationalization and other in the accompanying Consolidated Statement of Operations for the three months ended September 30, 2009.  The severance and exit costs reserves require the outlay of cash, while long-lived asset impairments, accelerated depreciation and inventory write-downs represent non-cash items.

The Company recorded $197 million of charges, including $12 million of charges for accelerated depreciation and $6 million of charges for inventory write-downs, which were reported in Cost of goods sold in the accompanying Consolidated Statement of Operations for the nine months ended September 30, 2009.  The remaining costs incurred, net of reversals, of $179 million were reported as Restructuring costs, rationalization and other in the accompanying Consolidated Statement of Operations for the nine months ended September 30, 2009.  The severance and exit costs reserves require the outlay of cash, while accelerated depreciation and inventory write-downs represent non-cash items.

During the three and nine months ended September 30, 2009, the Company made cash payments related to restructuring and rationalization of approximately $40 million and $143 million, respectively.

The charges of $35 million recorded in the three months ended September 30, 2009 included $4 million applicable to FPEG, $13 million applicable to CDG, $16 million applicable to GCG, and $2 million that was applicable to manufacturing, research and development, and administrative functions, which are shared across all segments.  The charges of $197 million recorded in the nine months ended September 30, 2009 included $45 million applicable to FPEG, $29 million applicable to CDG, $91 million applicable to GCG, and $32 million that was applicable to manufacturing, research and development, and administrative functions, which are shared across all segments.

The restructuring actions implemented in the third quarter of 2009 are expected to generate future annual cash savings of approximately $43 million.  These savings are expected to reduce future Cost of goods sold, SG&A, and R&D expenses by $12 million, $14 million, and $17 million, respectively.  The Company began realizing these savings in the third quarter of 2009, and expects the savings to be fully realized by the end of 2009 as most of the actions and severance payouts are completed.

The restructuring actions implemented in the first three quarters of 2009 are expected to generate future annual cash savings of approximately $198 million.  These savings are expected to reduce future Cost of goods sold, SG&A, and R&D expenses by $77 million, $72 million, and $49 million, respectively.  The Company began realizing these savings in the first half of 2009, and expects the savings to be fully realized by the end of 2009 as most of the actions and severance payouts are completed.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Activity
	Nine months ended
(in millions)	September 30,
	2009	2008	Change
Cash flows from operating activities:
Net cash used in continuing operations	$(958)	$(648)	$(310)
Net cash provided by discontinued operations	-	300	(300)
Net cash used in operating activities	(958)	(348)	(610)

Cash flows from investing activities:
Net cash used in investing activities	(641)	(149)	(492)

Cash flows from financing activities:
Net cash provided by (used in) financing activities	596	(593)	1,189

Effect of exchange rate changes on cash	5	(15)	20

Net decrease in cash and cash equivalents	$(998)	$(1,105)	$107

Operating Activities

Net cash used in continuing operations from operating activities increased $310 million for the nine months ended September 30, 2009 as compared with the corresponding period in 2008, due primarily to the loss from continuing operations for the nine months ended September 30, 2009, as compared with earnings from continuing operations for the nine months ended September 30, 2008.  Included in earnings from continuing operations for the nine months ended September 30, 2008 was $275 million for the interest portion of an IRS tax refund received in the second quarter of 2008.

The increase in cash usage resulting from the loss from continuing operations was partially offset by a net cash increase of $195 million related to non-recurring license arrangements for which cash was received in 2009 but earnings were primarily recorded in 2008, and a reduction in cash expended of $95 million in 2009 due to the absence of variable compensation payouts related to the 2008 performance year.

Net cash provided by discontinued operations from operating activities for the nine months ended September 30, 2008 includes $300 million for the portion of the IRS refund related to past federal income taxes paid.

Investing Activities

Net cash used in investing activities increased $492 million for the nine months ended September 30, 2009 as compared with the corresponding period in 2008 due primarily to the funding of a cash collateral account of $575 million to be used to repurchase the $575 million of 3.375% Convertible Senior Notes due 2033, as well as lower spending for additions to properties and business acquisitions in 2009, partially offset by a decrease in proceeds from sales of businesses/assets.

Financing Activities

Net cash provided by financing activities increased $1,189 million for the nine months ended September 30, 2009 as compared with the corresponding period in 2008 primarily due to approximately $650 million of net proceeds from two new debt issuances, scheduled debt repayments in 2008 being $250 million higher than the comparable period in 2009, share repurchases of $219 million and dividend payments of $72 million in the first nine months of 2008 for which there were no comparable payments in the corresponding period in 2009.

Sources of Liquidity

The Company believes that its current cash balance, combined with cash flows from operating activities and proceeds from sales of businesses and assets, will be sufficient to meet its anticipated needs, including working capital, capital investments, scheduled debt repayments, restructuring payments, and employee benefit plan payments or required plan contributions.  If the global economic weakness trends continue for a greater period of time than anticipated, or worsen, it could impact the Company’s profitability and related cash generation capability and, therefore, affect the Company’s ability to meet its anticipated cash needs.  In addition to its existing cash balance, the Company has financing arrangements, as described in more detail below under “Amended Credit Agreement,” to facilitate unplanned timing differences between required expenditures and cash generated from operations or for unforeseen shortfalls in cash flows from operating activities.  The Company has not found it necessary to borrow against these financing arrangements over the past three years.

Short-Term Borrowings

As of September 30, 2009, the Company and its subsidiaries, on a consolidated basis, maintained $516 million in committed bank lines of credit, which include $500 million under the Amended Credit Agreement and $16 million of other committed bank lines of credit, and $166 million in uncommitted bank lines of credit to ensure continued financial support through letters of credit, bank guarantees, and similar arrangements, and short-term borrowing capacity.  In addition, the $575 million aggregate principal amount of Convertible Senior Notes due 2033 (“2033 Convertible Notes”) are also included in Short-term borrowings and current portion of long-term debt on the accompanying Consolidated Statement of Financial Position.

Senior Secured Notes due 2017
On September 29, 2009, the Company issued to KKR Jet Stream (Cayman) Limited, 8 North America Investor (Cayman) Limited, a Cayman Islands exempted limited company (“8NAI”), OPERF Co-Investment LLC, a Delaware limited liability company (“OPERF”), and KKR Jet Stream LLC, a Delaware limited liability company (“Jet Stream” and, together with 8NAI and OPERF, Jet Stream Cayman, the “Investors”) (1) $300 million aggregate principal amount of 10.5% Senior Secured Notes, and (2) Warrants to purchase  40 million shares of the Company’s common stock at an exercise price of $5.50 per share (the “Warrants”), subject to adjustment based on certain anti-dilution protections.  The warrants are exercisable at the holder's option at any time, in whole or in part, until September 29, 2017.  The issuance of the Senior Secured

Notes and the Warrants is collectively referred to as the “KKR Transaction.”

In connection with the KKR Transaction, the Company and the subsidiary guarantors (as defined below) entered into an indenture, dated as of September 29, 2009, with Bank of New York Mellon, as trustee and collateral agent (the “Indenture”).

Upon issuance of the Senior Secured Notes and Warrants, the Company received net proceeds of approximately $273 million ($300 million aggregate principal, less $12 million stated discount and $15 million placement fee and reimbursable costs paid to KKR).  In accordance with U.S. GAAP, the proceeds from the KKR transaction were allocated to the notes and detachable warrants based on the relative fair values of the notes excluding the warrants and of the warrants themselves at the time of issuance.    Based on this allocation, approximately $193 million and $80 million of the net proceeds were allocated to the notes and warrants, respectively, and reported as Long-term debt, net of current portion and Additional paid-in capital, respectively, as of September 30, 2009 in the accompanying Consolidated Statement of Financial Position.  The carrying value of the notes, net of unamortized discount, of approximately $193 million at September 30, 2009, will be accreted up to the $300 million stated principal amount using the effective interest method over the 8-year term of the Senior Secured Notes.  Accretion of the principal will be reported as a component of interest expense.  Accordingly, the Company will recognize annual interest expense on the debt at an effective interest rate of approximately 19%.

Interest on the Senior Secured Notes is payable semiannually in arrears on October 1 and April 1 of each year, beginning on April 1, 2010. Cash interest on the Senior Secured Notes will accrue at a rate of 10.0% per annum and Payment-in-Kind interest (“PIK Interest “) will accrue at a rate of 0.5% per annum.  PIK Interest is accrued as an increase to the principal amount of the Senior Secured Notes and is to be paid at maturity in 2017.

At any time prior to October 1, 2013, the Company will be entitled at its option to redeem some or all of the Senior Secured Notes at a redemption price of 100%, plus a premium equal to the present value of the remaining interest payments on the Senior Secured Notes as of October 1, 2013, plus accrued and unpaid interest.  On and after October 1, 2013, the Company may redeem some or all of the Senior Secured Notes at a redemption price of 100%, plus accrued and unpaid interest.  At any time prior to October 1, 2012, the Company may redeem the Senior Secured Notes with the net cash proceeds received by the Company from certain equity offerings at a price equal to 110.5% multiplied by the principal amount of the Senior Secured Notes, plus accrued and unpaid interest, in an aggregate principal amount for all such redemptions not to exceed $105 million, provided that the redemption takes place within 120 days after the closing of the related equity offering, and not less than $195 million of Senior Secured Notes remains outstanding immediately thereafter.

Upon the occurrence of a change of control, each holder of the Senior Secured Notes has the right to require the Company to repurchase some or all of such holder’s Senior Secured Notes at a purchase price in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the repurchase date.

The Indenture contains covenants limiting, among other things, the Company’s ability to (subject to certain exceptions): incur additional debt or issue certain preferred shares; pay dividends on or make other distributions in respect of the Company’s capital stock or make other restricted payments; make principal payments on, or purchase or redeem subordinated indebtedness prior to any scheduled principal payment or maturity; make certain investments; sell certain assets; create liens on assets; consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s assets; and enter into certain transactions with the Company’s affiliates.  The Company was in compliance with these covenants as of September 30, 2009.

The Senior Secured Notes are fully and unconditionally guaranteed on a senior secured basis by each of the Company’s existing and future direct or indirect 100% owned domestic subsidiaries, subject to certain exceptions.  The Senior Secured Notes and subsidiary guarantees are secured by second-priority liens, subject to permitted liens, on substantially all of the Company’s domestic assets and substantially all of the domestic assets of the subsidiary guarantors pursuant to a security agreement entered into with Bank of New York Mellon as second lien collateral agent on September 29, 2009.

The Senior Secured Notes are the Company’s senior secured obligations and rank senior in right of payment to any future subordinated indebtedness; rank equally in right of payment with all of the Company’s existing and future senior indebtedness; are effectively senior in right of payment to the Company’s existing and future unsecured indebtedness, are effectively subordinated in right of payment to indebtedness under the Company’s amended and restated credit agreement to the extent of the collateral securing such indebtedness on a first-priority basis; and effectively are subordinated in right of payment to all existing and future indebtedness and other liabilities of the Company’s non-guarantor subsidiaries.

Certain events are considered events of default and may result in the acceleration of the maturity of the Senior Secured Notes including, but not limited to: default in the payment of principal or interest when it becomes due and payable; subject to applicable grace periods, failure to purchase Senior Secured Notes tendered when and as required; events of bankruptcy; and non-compliance with other provisions and covenants and the acceleration or default in the payment of principal of other forms of debt.  If an event of default occurs, the aggregate principal amount and accrued and unpaid interest may become due and payable immediately.

2017 Convertible Senior Notes
On September 23, 2009, the Company issued $400 million of aggregate principal amount of 7% convertible senior notes due April 1, 2017 (the “2017 Convertible Notes”).  The Company will pay interest at an annual rate of 7% of the principal amount at issuance, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2010.

The 2017 Convertible Notes are convertible at an initial conversion rate of 134.9528 shares of the Company’s common stock per $1,000 principal amount of convertible notes (representing an initial conversion price of approximately $7.41 per share of common stock) subject to adjustment in certain circumstances.  Holders may surrender their 2017 Convertible Notes for conversion at any time prior to the close of business on the business day immediately preceding the maturity date for the notes.  Upon conversion, the Company shall deliver or pay, at its election, solely shares of its common stock or solely cash.  Holders of the 2017 Convertible Notes may require the Company to purchase all or a portion of the convertible notes at a price equal to 100% of the principal amount of the convertible notes to be purchased, plus accrued and unpaid interest, in cash, upon occurrence of certain fundamental changes involving the Company.

The Company may redeem the 2017 Convertible Notes in whole or in part for cash at any time on or after October 1, 2014 and before October 1,2016 if the closing sale price of the common stock for at least 20 of the 30 consecutive trading days ending within three trading days prior to the date the Company provides notice of redemption exceeds 130% of the conversion price in effect on each such trading day, or at any time on or after October 1, 2016 and prior to maturity regardless of the sale price of the Company’s common stock.  The redemption price will equal 100% of the principal amount of the Notes to be redeemed, plus any accrued and unpaid interest.

In accordance with U.S. GAAP, the principle amount of the 2017 Convertible Notes was allocated to debt at the estimated fair value of the debt component of the notes at the time of issuance, with the residual amount allocated to the equity component.  Approximately $293 million and $107 million of the principal amount were allocated to the debt and equity components respectively, and reported as Long-term debt, net of current portion and Additional paid-in capital, respectively.  The carrying value of the debt of $293 million at September 30, 2009 will be accreted up to the $400 million stated principal amount using the effective interest method over the 7.5 year term of the notes.  Accretion of the principal will be reported as a component of interest expense.   Accordingly, the Company will recognize annual interest expense on the debt at an effective interest rate of 12.75%.

The 2017 Convertible Notes are the Company’s senior unsecured obligations and rank: (i) senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 2017 Convertible Notes; (ii) equal in right of payment to the Company’s existing and future unsecured indebtedness that is not so subordinated; (iii) effectively subordinated in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and obligations incurred by the Company’s subsidiaries including guarantees of the Company’s obligations by such subsidiaries.

Certain events are considered events of default and may result in the acceleration of the maturity of the 2017 Convertible Notes including, but not limited to: default in the payment of principal or interest when it becomes due and payable; failure to comply with an obligation to convert the 2017 Convertible Notes; not timely reporting a fundamental change; events of bankruptcy; and non-compliance with other provisions and covenants and other forms of indebtedness for borrowed money.  If an event of default occurs, the aggregate principal amount and accrued and unpaid interest may become due and payable immediately.

Amended Credit Agreement
On March 31, 2009, the Company and its subsidiary, Kodak Canada Inc. (together, the “Borrowers”), together with the Company’s U.S. subsidiaries as guarantors (the “Guarantors”), entered into an Amended and Restated Credit Agreement, with the named lenders (the “Lenders”) and Citicorp USA, Inc. as agent, in order to amend and extend its Credit Agreement dated as of October 18, 2005 (the “Secured Credit Agreement”).

On September 17, 2009, the Borrowers, together with the Guarantors, further amended the Amended and Restated Credit Agreement with the Lenders and Citicorp USA, Inc. as agent, in order to allow collateral under this agreement to be pledged on a second-lien basis and for the Company to issue $700 million in aggregate principal amount of debt, the net proceeds of which would be used to repurchase its existing $575 million Convertible Senior Notes due 2033, as described above, as well as for other general corporate purposes.  The Amended and Restated Credit Agreement and Amendment No. 1 to the Amended and Restated Credit Agreement dated September 17, 2009 are collectively hereinafter referred to as the “Amended Credit Agreement.”  Pursuant to the terms of the Amended Credit Agreement, the Company deposited $575 million of the net proceeds of the two concurrent financing transactions discussed above in a cash collateral account to be used to fund the repurchase of the 2033 Convertible Notes.  This cash collateral account was recorded as Restricted cash in the accompanying Consolidated Statement of Financial Position.

The Amended Credit Agreement provides for an asset-based revolving credit facility of up to $500 million, as further described below.  The letters of credit previously issued under the former Secured Credit Agreement continue under the Amended Credit Agreement.  Additionally, up to $100 million of the Company’s and its subsidiaries’ obligations to various Lenders under treasury management services, hedge or other agreements or arrangements are secured by the asset-based collateral under the Amended Credit Agreement.  The Amended Credit Agreement can be used for general corporate purposes.  The termination date of the Amended Credit Agreement with respect to the Lenders who agreed to the extension, and any future lenders, is March 31, 2012, and with respect to the other Lenders continues to be October 18, 2010.  As of September 30, 2009, approximately 75% of the facility amount has been extended to the 2012 termination date, and additional lenders may be added to increase this amount.

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

The obligations of the Borrowers are secured by liens on substantially all of their non-real estate assets and by a pledge of 65% of the stock of certain of the Company’s material non-U.S. subsidiaries, pursuant to Amended and Restated U.S. and Canadian Security Agreements.  In addition, the Company may mortgage certain U.S. real property for inclusion in the borrowing base for advances under the Amended Credit Agreement.  The security interests are limited to the extent necessary so that they do not trigger the cross-collateralization requirements under the Company’s indenture with Bank of New York as trustee, dated as of January 1, 1988, as amended by various supplemental indentures.

Under the terms of the Amended Credit Agreement, the Company has agreed to certain affirmative and negative covenants customary in similar asset-based lending facilities.  In the event the Company’s excess availability under the borrowing base formula under the Amended Credit Agreement falls below $100 million for three consecutive business days, among other things, the Company must maintain a fixed charge coverage ratio of not less than 1.1 to 1.0 until the excess availability is greater than $100 million for 30 consecutive days.  As of September 30, 2009, excess availability was greater than $100 million.  The Company is also required to maintain cash and cash equivalents in the U.S. of at least $250 million.  The negative covenants limit, under certain circumstances, among other things, the Company’s ability to incur additional debt or liens, make certain investments, make shareholder distributions or prepay debt, except as permitted under the terms of the Amended Credit Agreement.  The Company was in compliance with all covenants under the Amended Credit Agreement as of September 30, 2009.

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

As of September 30, 2009, the Company had no debt for borrowed money outstanding under the Amended Credit Agreement, but had outstanding letters of credit of $131 million.  In addition to the amounts outstanding under the Amended Credit Agreement, there were bank guarantees and letters of credit of $30 million and surety bonds of $39 million outstanding primarily to ensure the payment of possible casualty and workers' compensation claims, environmental liabilities, legal contingencies, rental payments, and to support various customs and trade activities.

In addition to the Amended Credit Agreement, the Company has other committed and uncommitted lines of credit as of September 30, 2009 totaling $16 million and $166 million, respectively.  These lines primarily support operational and borrowing needs of the Company’s subsidiaries, which include term loans, overdraft coverage, revolving credit lines, letters of credit, bank guarantees and vendor financing programs.  Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market conditions.  As of September 30, 2009, usage under these lines was approximately $61 million, with $1 million reflected in Short-term borrowings and current portion of long-term debt on the accompanying Consolidated Statement of Financial Position, and the balance supporting non-debt related obligations.

2033 Convertible Notes
As of September 30, 2009, the Company had $575 million aggregate principal amount of 2033 Convertible Notes on which interest accrues at the rate of 3.375% per annum and is payable semiannually.  The 2033 Convertible Notes are unsecured and rank equally with all of the Company’s other unsecured and unsubordinated indebtedness.  The 2033 Convertible Notes may be converted, at the option of the holders, to shares of the Company’s common stock if the Company’s Senior Unsecured credit rating assigned to the 2033 Convertible Notes by either Moody’s or S&P is lower than Ba2 or BB, respectively.  At the Company's current Senior Unsecured credit ratings, the 2033 Convertible Notes may be converted by their holders.

On September 18, 2009, the Company issued a tender offer to purchase any and all of its outstanding 3.375% the 2033 Convertible Notes for an amount in cash equal to 100% of the principal amount of the 2033 Convertible Notes, plus accrued and unpaid interest.  The tender offer expired on October 19, 2009.  Under the terms of the tender offer, approximately $563 million of the 2033 Convertible Notes were repurchased.  Under the terms of the 2033 Convertible Notes, on October 15, 2010 holders of the 2033 Convertible Notes will have the right to require the Company to purchase their 2033 Convertible Notes for cash at a price equal to 100% of the principal amount of the 2033 Convertible Notes, plus any accrued and unpaid interest.  Additionally, the Company has the right to redeem some or all of the 2033 Convertible Notes at any time on or after October 15, 2010 at a price equal to 100% of the principal amount of the 2033 Convertible Notes, plus any accrued and unpaid interest.  The Company’s intent is to call any remaining outstanding Notes on October 15, 2010.  As of September 30, 2009, the aggregate amount of the 2033 Convertible Notes outstanding was $575 million, and is reported as Short-term borrowings and current portion of long-term debt in the accompanying Consolidated Statement of Financial Position.

Credit Quality

Moody's and Standard & Poor’s (“S&P”) ratings for the Company, including their outlooks, as of the filing date of this Form 10-Q are as follows:

			Senior		Most
	Corporate	Secured	Unsecured		Recent
	Rating	Rating	Rating	Outlook	Update

Moody's	B3	Ba3	Caa1	Negative	October 16, 2009
S&P	B-	NR	CCC	Negative	September 18, 2009

On September 17, 2009, Moody’s reaffirmed its B3 corporate rating and negative outlook in response to the Company’s announcement of its intention to raise up to $700 million in the two concurrent financing transactions and use the proceeds to repurchase its 2033 Convertible Notes, as well as for general purposes.  On October 16, 2009, Moody’s upgraded its speculative grade liquidity rating to SGL-1 from SGL-2 noting the recent $700 million debt issuance improves the Company’s liquidity profile in that it pre-funds the $575 million 2033 Convertible Notes that were previously considered to be satisfied with cash balances in October 2010.

On September 18, 2009, S&P revised its recovery rating on the Company’s unsecured debt to Level 6 from Level 5 as a result of the second lien pledge on U.S. assets supporting the $300 million Senior Secured Debt issuance.  In accordance with S&P’s notching criteria, the issue level Senior Unsecured Rating was notched down to CCC from CCC+.

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

Off-Balance Sheet Arrangements

The Company guarantees debt and other obligations of certain customers.  The debt and other obligations are primarily due to banks and leasing companies in connection with financing of customers' purchases of equipment and product from the Company.  At September 30, 2009, the maximum potential amount of future payments (undiscounted) that the Company could be required to make under these customer-related guarantees was $65 million.  At September 30, 2009, the carrying amount of any liability related to these customer guarantees was not material.

The customer financing agreements and related guarantees, which mature between 2009 and 2016, typically have a term of 90 days for product and short-term equipment financing arrangements, and up to five years for long-term equipment financing arrangements.  These guarantees would require payment from the Company only in the event of default on payment by the respective debtor.  In some cases, particularly for guarantees related to equipment financing, the Company has collateral or recourse provisions to recover and sell the equipment to reduce any losses that might be incurred in connection with the guarantees.  However, any proceeds received from the liquidation of these assets may not cover the maximum potential loss under these guarantees.

Eastman Kodak Company (“EKC”) also guarantees potential indebtedness to banks and other third parties for some of its consolidated subsidiaries.  The maximum amount guaranteed is $300 million, and the outstanding amount for those guarantees is $191 million with $139 million recorded within the Short-term borrowings and current portion of long-term debt, and Long-term debt, net of current portion components in the accompanying Consolidated Statement of Financial Position.  These guarantees expire in 2009 through 2019.  Pursuant to the terms of the Company's Amended Credit Agreement, obligations of the Borrowers to the Lenders under the Amended Credit Agreement, as well as secured agreements in an amount not to exceed $100 million, are guaranteed by the Company and the Company’s U.S. subsidiaries.

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

The Company issues indemnifications in certain instances when it sells businesses and real estate, and in the ordinary course of business with its customers, suppliers, service providers and business partners.  Further, the Company indemnifies its directors and officers who are, or were, serving at the Company's request in such capacities.  Historically, costs incurred to settle claims related to these indemnifications have not been material to the Company’s financial position, results of operations or cash flows.  Additionally, the fair value of the indemnifications that the Company issued during the quarter ended September 30, 2009 was not material to the Company’s financial position, results of operations or cash flows.

Other

Refer to Note 10, “Commitments and Contingencies” in the Notes to Financial Statements for discussion regarding the Company’s undiscounted liabilities for environmental remediation costs, and other commitments and contingencies, including legal matters.

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this report may be forward-looking in nature, or "forward-looking statements" as defined in the United States Private Securities Litigation Reform Act of 1995.  For example, references to the Company's expectations regarding the following are forward-looking statements: revenue; revenue growth; earnings; cash generation; increased demand for the Company’s products, including commercial printing products, digital cameras and devices; new product introductions; potential revenue, cash and earnings from intellectual property licensing; liquidity and benefits costs.

Actual results may differ from those expressed or implied in forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks, uncertainties, assumptions and factors specified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009, September 30, 2009 and the 8-K filed on September 16, 2009 under the headings "Risk Factors,"  "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Cautionary Statement Pursuant to Safe Harbor Provisions the Private Litigation Reform Act of 1995" and in other filings the Company makes with the SEC from time to time. The Company cautions readers to carefully consider such factors. Many of these factors are beyond the Company’s control. In addition, any forward-looking statements represent the Company’s estimates only as of the date they are made, and should not be relied upon as representing the Company’s estimates as of any subsequent date. While the Company may elect to update forward-looking statements at some point in the future, the Company specifically disclaims any obligation to do so, even if its estimates change.

Any forward-looking statements in this report should be evaluated in light of the factors and uncertainties referenced above and should not be unduly relied upon.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk

The Company, as a result of its global operating and financing activities, is exposed to changes in interest rates, foreign currency exchange rates, and commodity prices, which may adversely affect its results of operations and financial position.  In seeking to minimize the risks associated with such activities, the Company may enter into derivative contracts.  The Company does not utilize financial instruments for trading or other speculative purposes.

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

Using a sensitivity analysis based on estimated fair value of short-term and long-term borrowings, if available market interest rates had been 10% (about 80 basis points) lower at September 30, 2009, the fair value of short-term and long-term borrowings would have increased $1 million and $55 million, respectively.  Using a sensitivity analysis based on estimated fair value of short-term and long-term borrowings, if available market interest rates had been 10% (about 73 basis points) lower at September 30, 2008, the fair value of short-term and long-term borrowings would have increased less than $1 million and $58 million, respectively.

With regard to the Company's risk and exposure to foreign currency exchange rates and commodity prices, please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2008, as there have been no material changes in the current year regarding those items.

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

On October 12, 2009, the U.S. Environmental Protection Agency commenced an administrative enforcement action against the Company under the Clean Water Act alleging violations of regulations applicable to the management, training and record keeping of certain oil storage operations at its primary manufacturing facility in Rochester, NY.  The EPA is seeking a penalty of $157, 000.  The Company is evaluating the allegations.

The Company has been named as third-party defendant (along with approximately 200 other entities) in an action initially brought by the New Jersey Department of Environmental Protection (NJDEP) in the Supreme Court of New Jersey, Essex County against Occidental Chemical Corporation and several other companies that are successors in interest to Diamond Shamrock Corporation.  The NJDEP seeks recovery of all costs associated with the investigation, removal, cleanup and damage to natural resources occasioned by Diamond Shamrock's disposal of various forms of chemicals in the Passaic River. The damages are alleged to potentially range "from hundreds of millions to several billions of dollars."  Pursuant to New Jersey's Court Rules, the defendants were required to identify all other parties which could be subject to permissive joinder in the litigation based on common questions of law or fact.  Third-party complaints seeking contribution from more than 200 entities, which have been identified as potentially contributing to the contamination in the Passaic, were filed on February 5, 2009.  The potential monetary exposure is likely to be in excess of $100,000 but is not expected to be material.

On November 17, 2008, the Company filed a complaint with the U.S. International Trade Commission (“ITC”) against Samsung Electronics Company Ltd., Samsung Electronics America Inc., Samsung Telecommunications America, LLC, LG Electronics Inc., LG Electronics USA Inc., and LG Electronics MobileComm USA, Inc. for infringement of patents related to digital camera technology.  The hearing before the ITC was concluded on October 16, 2009.  The Company is seeking a limited exclusion order preventing importation of infringing devices, including certain mobile telephones and wireless communication devices featuring digital cameras.

On February 17, 2009 Samsung Electronics Company Ltd. and Samsung Electronics America Inc. filed a complaint with the ITC against the Company for infringement of certain of their patents alleged to be related to digital camera technology.  The hearing before the ITC was concluded on October 1, 2009.  Samsung is seeking a limited exclusion order preventing importation of devices found to infringe the asserted patents.  The Company intends to vigorously defend itself in this matter.

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

On April 15, 2009, Agfa Graphics N.V. commenced a lawsuit in the High Court of Justice, Chancery Division, Patents Court, United Kingdom against the Company for infringement of patents alleged to be related to positive thermal graphics plates.  The parties have entered into a settlement and cross license agreement effective September 30, 2009, thereby concluding this matter.  The settlement did not have a material impact on the Company’s consolidated results of operations or cash flows for the three and nine months ended September 30, 2009, or to its financial position as of September 30, 2009.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On September 16, 2009, the Company entered into a Note and Warrant Purchase Agreement with KKR Jet Stream (Cayman) Limited (“Jet Stream Cayman”) and Kohlberg Kravis & Roberts & Co. L.P. (with respect to specified provisions) to sell to an entity formed by one or more investment funds, vehicles or accounts managed or advised by Kohlberg Kravis & Roberts & Co. L.P. or its subsidiaries Senior Secured Notes due September 29, 2017 and detachable warrants to purchase shares of the Company’s common stock  (the “KKR Transaction”).  On September 29, 2009, the Company issued to Jet Stream Cayman, 8 North America Investor (Cayman) Limited, a Cayman Islands exempted limited company, OPERF Co-Investment LLC, a Delaware limited liability company, and KKR Jet Stream LLC, a Delaware limited liability company (1) $300 million aggregate principal amount of 10.5% Senior Secured Notes, and (2) Warrants to purchase  40 million shares of the Company’s common stock at an exercise price of $5.50 per share, subject to adjustment based on certain anti-dilution protections.  The warrants are exercisable at the holder’s option at any time, in whole or in part, until September 29, 2017.

Upon issuance of the Senior Secured Notes and Warrants, the Company received net proceeds of approximately $273 million ($300 million aggregate principal, less $12 million stated discount and $15 million placement fee and reimbursable costs paid to KKR).

The Company issued the equity securities (the warrants) in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder, including Regulation D.  The Company relied on this exemption from registration based in part on representations made by the Investors in the Purchase Agreement.

As of the filing of this Form 10-Q the equity securities have not been registered under the Securities Act, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Company is obligated to register the equity securities, the timing of which is not yet determined.

Share Repurchase Program

On June 24, 2008, the Company announced that its Board of Directors authorized a share repurchase program allowing the Company, at management’s discretion, to purchase up to $1.0 billion of its common stock.  The program will expire at the earlier of December 31, 2009 or when the Company has used all authorized funds for repurchase.  For the three months ended September 30, 2009, the Company made no purchases of its shares.  The approximate dollar value of shares that may yet be purchased under the program is $699 million as of September 30, 2009.  Under the terms of the KKR Transaction, the Company is prohibited from repurchasing any of its shares.

Item 6.  Exhibits

(a)  Exhibits required as part of this report are listed in the index appearing on page 64.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EASTMAN KODAK COMPANY
(Registrant)

Date:October 29, 2009                              /s/ Eric Samuels

Eric Samuels
Chief Accounting Officer and Corporate Controller

Eastman Kodak Company and Subsidiary Companies
Index to Exhibits

Exhibit
Number

(3.1)*	Certificate of Incorporation, as amended and restated May 11, 2005.
(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, Exhibit 3.)

(3.2)*	By-laws, as amended and restated February 24, 2009.
(Incorporated by reference to the Eastman Kodak Company Current Report on Form 8-K for the date February 24, 2009, as filed on March 3, 2009, Exhibit 3.2.)

(4.8)*	Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of September 17, 2009.
(Incorporated by reference to the Eastman Kodak Company Current Report on Form 8-K for the date September 17, 2009, as filed on September 18, 2009, Exhibit 10.1.)

(4.9)*        Security Agreement, dated October 18, 2005, amended and restated as of March 31, 2009, from the grantors party thereto to
                  Citicorp USA, Inc.
(Incorporated by reference to the Eastman Kodak Company Current Report on Form 8-K for the date March 31, 2009, as filed on April 3, 2009, Exhibit 4.9.)

Security Agreement, dated as of September 29, 2009.
(Incorporated by reference to the Eastman Kodak Company Current Report on Form 8-K for the date September 29, 2009, as filed on September 30, 2009, Exhibit 10.1.)

(4.10)*      Canadian Security Agreement, dated October 18, 2005, amended and restated as of March 31, 2009, from the grantors party thereto to Citicorp USA, Inc.
(Incorporated by reference to the Eastman Kodak Company Current Report on Form 8-K for the date March 31, 2009, as filed on April 3, 2009, Exhibit 4.10.)

(4.11)*      Indenture, dated as of September 23, 2009, between Eastman Kodak Company and the Bank of New York Mellon, as trustee.
  (Incorporated by reference to the Eastman Kodak Company Current Report on Form 8-K for the date September 23, 2009, as filed on
  September 23, 2009, Exhibit 4.1.)

(4.12) *	Indenture, dated as of September 29, 2009, between Eastman Kodak Company and The Bank of New York Mellon, as trustee.
  (Incorporated by reference to the Eastman Kodak Company Current Report on Form 8-K for the date September 29, 2009, as filed  on September 30, 2009, Exhibit 4.1.)

 (10.24)     Amendment, dated September 28, 2009, to Antonio M. Perez Letter Agreement dated March 3, 2003.

Eastman Kodak Company and Subsidiary Companies
Index to Exhibits (Cont’d.)

Exhibit
Number

(10.27)*Form of Warrant
(Incorporated by reference to the Eastman Kodak Company Current Report on Form 8-K for the date September 29, 2009, as filed on September 30, 2009, Exhibit 10.2.)

(10.28) *    Registration Rights Agreement, dated as of September 29, 2009.
   (Incorporated by reference to the Eastman Kodak Company Current Report on Form 8-K for the date September 29, 2009, as filed on September 30, 2009, Exhibit 10.3.)

(10.29)*     Purchase Agreement, dated as of September 16, 2009.
 (Incorporated by reference to the Eastman Kodak Company Current Report on Form 8-K for the date September 29, 2009, as filed on September 30, 2009, Exhibit 10.1.)

(10.30) Administrative Guide For September 28, 2009 Restricted Stock Unit (RSU) Grant under the 2005 Omnibus Long-Term
                  Compensation Plan (For Executives).

(10.31) Administrative Guide For September 28, 2009 Restricted Stock Unit (RSU) Grant under the 2005 Omnibus Long-Term
                  Compensation Plan (For Executive Council and Operations Council Members).

(10.32) Administrative Guide For September 28, 2009 Restricted Stock Unit (RSU) Grant under the 2005 Omnibus Long-Term
                  Compensation Plan (Hold Until Retirement Provision).

(12)       Statement Re Computation of Ratio of Earnings to Fixed Charges.

(31.1)    Certification.

(31.2)    Certification.

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Incorporated by reference.