Form 10-K
period 2009-12-31
EASTMAN KODAK CO
filed 2010-02-22
CIK 31235

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

X     Annual report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the year ended December 31, 2009 or

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
Yes[X]No[   ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes[  ]No[X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes[X]No[  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T  (§ 232.405 of this chapter) during the preceding 12 months
(or for such shorter period that the registrant was required to submit and post such files).
Yes   [   ]             No    [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer,”  “accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer[X]Accelerated filer[  ]

Non-accelerated filer[  ]Smaller reporting company[  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes[   ]No[X]

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2009, was approximately $0.8 billion.  The registrant has no non-voting common stock.

The number of shares outstanding of the registrant's common stock as of February 11, 2010 was 268,643,869 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

PART III OF FORM 10-K

The following items in Part III of this Form 10-K incorporate by reference information from the Notice of 2010 Annual Meeting and Proxy Statement:

Item 10 -DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Item 11 -EXECUTIVE COMPENSATION

Item 12 -SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Item 13 -CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

Item 14 -PRINCIPAL ACCOUNTING FEES AND SERVICES

Eastman Kodak Company
Form 10-K
December 31, 2009

PART I
ITEM 1.  BUSINESS

Eastman Kodak Company (the “Company” or “Kodak”) helps consumers, businesses, and creative professionals unleash the power of pictures and printing to enrich their lives.  When used in this report, unless otherwise indicated, “we,” “our,” “us,” the “Company” and “Kodak” refer to Eastman Kodak Company.  The Company’s products span:

•	Digital still and video cameras and related accessories
•	Consumer inkjet printers and media
•	Digital picture frames
•	Retail printing kiosks, APEX drylab systems and related media
•	KODAK Gallery online imaging services
•	Prepress equipment and consumables
•	Workflow software for commercial printing
•	Electrophotographic equipment and consumables
•	Commercial inkjet printing systems
•	Document scanners
•	Origination and print films for the entertainment industry
•	Consumer and professional photographic film
•	Photographic paper and processing chemicals
•	Wholesale photofinishing services

Kodak was founded by George Eastman in 1880 and incorporated in 1901 in the State of New Jersey.  The Company is headquartered in Rochester, New York.

The recessionary trends in the global economy, which began in 2008 and continued through much of 2009, significantly impacted the Company’s revenue.  While the rate of decline slowed significantly in the fourth quarter of 2009, the level of business activity has not returned to pre-recession levels.  During this recessionary period, the Company maintained market leading positions in large product segments and gained market share with investments into large market categories in need of transformation.  The Company ended 2009 with a more efficient cost structure and a strong cash position.  The Company believes it is entering 2010 with its most competitive digital portfolio ever, sustainable traction in new markets, value propositions that are embraced by its customers and a leaner cost structure that will help deliver profitable digital growth.

 The Company’s key goals for 2010 are:
•	Improve segment earnings
•	Accelerate digital revenue growth
•	Continue to invest in new markets in need of transformation
•	Exploit benefits of operating leverage
•	Drive positive cash flow before restructuring

REPORTABLE SEGMENTS

As of and for the year ended December 31, 2009, the Company reported financial information for three reportable segments: Consumer Digital Imaging Group (“CDG”), Film, Photofinishing and Entertainment Group (“FPEG”), and Graphic Communications Group (“GCG”).  The balance of the Company's operations, which individually and in the aggregate do not meet the criteria of a reportable segment, are reported in All Other.

The following business discussion is based on the three reportable segments and All Other as they were structured as of and for the year ended December 31, 2009.  The Company's sales, earnings and assets by reportable segment for these three reportable segments and All Other for each of the past three years are shown in Note 24, “Segment Information,” in the Notes to Financial Statements.

CONSUMER DIGITAL IMAGING GROUP (“CDG”) SEGMENT

CDG's mission is to enhance people’s lives and social interactions through the capabilities of digital imaging technology, combined with Kodak’s unique consumer knowledge, brand and intellectual property.  This focus has led to a full range of product and service offerings to the consumer.  CDG’s strategy is to extend image taking, searching and organizing, sharing and printing to bring innovative new experiences to consumers – in ways that extend Kodak’s legendary heritage in ease of use.

Digital Capture and Devices: Consumer digital capture and devices include digital still and pocket video cameras, digital picture frames, and imaging essentials, as well as branded licensed products.  These product lines fuel Kodak’s participation in the imaging device and accessory markets.  Products are sold directly to retailers or distributors, and are also available to customers through the Internet at the KODAK Store (www.kodak.com) and other online providers.   In January 2010, Kodak extended its pocket video camera line, following the success of the KODAK Zi6 Pocket Video Camera, which was launched in 2009.  The line now includes the KODAK Zi8, which added an external mic jack; and the KODAK PlaySport pocket video camera, which is rugged, waterproof and is designed for action and adventure.  KODAK pocket video cameras allow consumers to take stunning high definition videos, which can be easily uploaded to YOUTUBE via a built-in USB connector.  Additionally, the Company also introduced a variety of stylish and compact digital still cameras with the unique and innovative ‘SHARE’ button that enables simple upload to YOUTUBE, FLICKR, FACEBOOK, and KODAK Gallery (“Gallery”) for archiving and gifting.  Another unique product is the KODAK Slice TouchScreen digital camera, a powerful camera and photo album in one that makes storing, sorting and sharing pictures easy with its 2 GB internal memory and Smart Find Facial Recognition Technology.

Digital Capture and Devices also includes the licensing activities related to the Company’s intellectual property in digital imaging products.  These arrangements provide the Company with design freedom, access to new markets and partnerships, and the generation of cash and income.

Kodak is a leader in the digital picture frame category.  The newest product in the line, announced at the Consumer Electronics Show in January 2010 is the KODAK Pulse digital frame.  This wireless picture frame has its own email address that receives photos automatically and allows consumers to view albums from FACEBOOK and Gallery.  The full line of frames – both standard and wireless – enable consumers to easily share and view images and videos with family and friends simply and easily.

Retail Systems Solutions: The Retail Systems Solutions group’s product and service offerings to retailers include retail kiosks and consumables, consumer and retailer software workflows, remote business monitoring, retail store merchandising and identity programs, and after sale service and support.  Consumers can make a wide variety of photo gifts, including among others, photobooks, posters and custom cards, all instantly and around the corner at a KODAK kiosk.

The DL2100 printer, which retailers can connect directly to a kiosk or Adaptive Picture Exchange ("APEX") drylab system, enables customers to make double-sided photobooks, calendars and greeting cards, almost instantly in-store.  This high-quality printer enables consumers to personalize their products with sentiments and captions and then take home a finished, personalized product.  Other popular Kodak premium products available quickly and easily in many of the world’s largest retailers include the KODAK Picture-Movie DVD, which combines original artist music with  the consumer’s own pictures and creates a powerful multimedia show playable on any DVD player, along with posters, collages and more.

Consumer Inkjet Systems: Since the introduction of the KODAK All-in-One Inkjet printers in 2007, the portfolio has expanded through the introduction of a printer designed for the small office/home office market, the introduction of new ink cartridge options, and expansion into more markets.  As of January 2009, our newest wireless printers have a unique application that allows consumers to print photos in multiple sizes with the free KODAK Pic Flick App from an IPHONE or IPOD TOUCH, or photos and documents from a wifi enabled smartphone.  During 2009, we once again doubled the national installed base for our consumer inkjet printers – to more than two million units.

Online Imaging Services: KODAK Gallery is a leading online merchandise and photo sharing service.  The Kodakgallery.com site provides consumers with a secure and easy way to view, store and share their images with friends and family, and to receive Kodak prints and other creative products from their pictures, such as photo books, frames, calendars, and a host of other personalized merchandise.  Personalized photo cards are also available with original designs by popular designers including Martha Stewart, Simon and Kubuki and world-renown children’s author Eric Carle.  Products are distributed directly to consumers’ homes, or through major retailers.  The site is a chosen partner for leading companies such as ADOBE, MICROSOFT, and AMAZON.  In addition to Kodakgallery.com in the U.S., we operate seven sites across Europe.

Kodak also distributes KODAK EasyShare desktop software at no charge to consumers, which provides easy organization and editing tools, and unifies the experience between digital cameras, printers, and the KODAK Gallery services.

Imaging Sensors: Kodak's line of CCD sensors provides an attractive market opportunity, including mobile, automotive, industrial and professional imaging sectors.  Kodak has leading sensor architecture intellectual property positions.

Marketing and Competition: The Company faces competition from other online service companies, consumer electronics and printer companies in the markets in which it competes, generally competing on price, features, and technological advances.

The key elements of CDG’s marketing strategy emphasize ease of use, quality and the complete solution offered by KODAK Products and Services.  This is communicated through a combination of in-store presentation, an aggressive social media strategy; online marketing, advertising, customer relationship marketing and public relations.  The Company's advertising programs actively promote the segment’s products and services in its various markets, and its principal trademarks, trade dress, and corporate symbol are widely used and recognized.  Kodak is frequently noted by trade and business publications as one of the most recognized and respected brands in the world.

FILM, PHOTOFINISHING AND ENTERTAINMENT GROUP (“FPEG”) SEGMENT

This segment is composed of traditional photographic products and services including paper, film and chemistry used for consumer, professional and industrial imaging applications and those products and services used in the creation and exhibition of motion pictures.  The Company manufactures and markets films (motion picture, consumer, professional, industrial and aerial), one-time-use cameras, photographic paper and photo chemicals, and industrial components.

The market for consumer and professional films, traditional photofinishing and certain industrial and aerial films are in decline and expected to continue to decline due to digital substitution.

Motion picture and television production activities were impacted throughout most of 2009 by industry-specific labor issues, the overall economic impact on global advertising spend (broadcast commercials) and the availability of financing for independent feature filmmakers.  These factors resulted in lower film production and the use of digital technology, as expected.  However, Kodak motion picture print film showed slightly increased volumes despite a number of new digital cinema installations feeding the 3D pipeline.  Print volumes have remained strong because the exhibition market returned to growth in 2009.  Kodak benefited from this growth and gained market share due to a higher proportion of major studio release activity.

Marketing and Competition: The fundamental elements of the Company’s strategy with respect to the photographic products in this segment are to maintain a profitable and sustainable business model, serving customers for traditional products while aggressively managing our cost structure for those businesses in decline.

As our silver halide business continues to mature, we are also looking at different ways to leverage these core capabilities outside of our traditional business applications.  Opportunities exist to grow existing, nascent businesses and develop new businesses utilizing Kodak’s existing capabilities in materials science, coating technology and base manufacture.  Segments on which we are currently focusing for these opportunities include gelatin, silver and chemical components, industrial films, motion picture special effects services and event imaging services.

The Company’s strategy for the Entertainment Imaging business is to sustain motion picture film’s position as the pre-eminent capture medium for the creation of feature films, television dramas and commercials.  Selective investments to improve film’s superior image capture and quality characteristics are part of this strategy.  Kodak has the leading share of the origination film market led by the new VISION3 family of color negative films, and the widely acclaimed OSCAR-award-winning VISION2 series.

The distribution of motion pictures to theaters on print film is another important element of the business, one in which the Company continues to be widely recognized as the market leader.  Price competition is a bigger factor in this segment of the motion picture market, but the Company continues to maintain the leading share position, largely due to several multi-year agreements with the major studios.

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

Film products and services for the consumer and professional markets and traditional photofinishing are sold throughout the world, both directly to retailers, and increasingly through distributors.  Price competition continues to exist in all marketplaces.  To be more cost competitive with its traditional photofinishing and film offerings, and to shift towards a variable cost model, the Company has rationalized capacity and restructured its go-to-market models in many of its traditional segments.  The Company will continue to manage this business to focus on cash flow and earnings performance in this period of ongoing revenue decline.

GRAPHIC COMMUNICATIONS GROUP (“GCG”) SEGMENT

The Graphic Communications Group segment of Kodak is committed to helping its customers grow their businesses by offering innovative, powerful solutions that enhance production efficiency, open new revenue opportunities, and improve return on marketing investment.  The Graphic Communications Group segment serves a variety of customers in the creative, in-plant, data center, commercial printing, packaging, newspaper, and digital prepress market segments with a range of software, media, and hardware products.  Representing one of the broadest portfolios in the industry, product categories range from prepress equipment, workflow software, and digital and traditional printing to document scanning and multi-vendor services.  Products include digital and traditional prepress equipment and consumables, including plates, chemistry, and media; workflow software and controller software for driving digital output devices; color and black-and-white electrophotographic printing equipment and consumables; high-speed, high-volume commercial inkjet printing systems; high-speed production and workgroup document scanners; and micrographic peripherals and media (including micrographic films).  GCG also provides maintenance and professional services for Kodak and other manufacturers' products, as well as providing imaging services to customers.

In the third quarter of 2009, the Company acquired the scanner division of BÖWE BELL + HOWELL, which markets a portfolio of production document scanners that complements the products currently offered within the GCG segment.  Through this acquisition, Kodak expects to expand customer value by providing a wider choice of production scanners.  As Kodak has provided field service to BÖWE BELL + HOWELL scanners since 2001, this acquisition is also expected to enhance global access to service and support for channel partners and end-user customers worldwide.

Marketing and Competition:  Around the world, graphic communications products are sold through a variety of direct and indirect channels.  The end users of these products include businesses in the prepress, commercial printing, data center, in-plant, newspaper and packaging market segments.  The Company has developed a wide-ranging portfolio of digital products - workflow, equipment, media, and services - that combine to create a value-added complete solution to customers.  Maintenance and professional services for the Company's products are sold either through product distribution channels or directly to the end users.  In addition, a range of inkjet products for digital printing and proofing are sold through direct and indirect means.  Document scanners are sold primarily through a two-tiered distribution channel to a number of different industries.

FINANCIAL INFORMATION BY GEOGRAPHIC AREA

Financial information by geographic area for the past three years is shown in Note 24, “Segment Information,” in the Notes to Financial Statements.

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

SEASONALITY OF BUSINESS

Sales and earnings of the CDG segment are linked to the timing of holidays, vacations and other leisure or gifting seasons.  Sales of digital products are typically highest in the last four months of the year.  Digital capture and consumer inkjet printing products have experienced peak sales in this period as a result of the December holidays.  However, the economic downturn that continued through 2009 resulted in a significant decline in consumer discretionary spending that negatively impacted the Company’s digital camera and digital picture frame businesses in the CDG segment.  CDG net sales in the fourth quarter increased from 31% of CDG’s full-year revenue for 2008 to 46% of full-year revenue for 2009.  However, much of this was related to the timing of non-recurring intellectual property arrangements as compared with the prior year.  Sales are normally lowest in the first quarter due to the absence of holidays and fewer picture-taking and gift-giving opportunities during that time.

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

Sales and earnings of the GCG segment generally exhibit modestly higher levels in the fourth quarter, due to seasonal customer demand linked to commercial year-end advertising processes.

RESEARCH AND DEVELOPMENT

Through the years, the Company has engaged in extensive and productive efforts in research and development.

Research and development expenditures for the Company’s three reportable segments and All Other were as follows:

(in millions)	For the Year Ended December 31,
	2009	2008	2007
Consumer Digital Imaging Group	$146	$205	$242
Film, Photofinishing and Entertainment Group	33	49	60
Graphic Communications Group	171	221	207
All Other	6	3	16
Total	$356	$478	$525

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

It has been the Company's general practice to protect its investment in research and development and its freedom to use its inventions by obtaining patents.  The ownership of these patents contributes to the Company's ability to provide leadership products and to generate revenue from licensing.  The Company holds portfolios of patents in several areas important to its business, including digital cameras and image sensors; network photo sharing and fulfillment; flexographic and lithographic printing plates and systems; digital printing workflow and color management proofing systems; color and black-and-white electrophotographic printing systems; commercial, and consumer inkjet printers; inkjet inks and media; thermal dye transfer and dye sublimation printing systems; digital cinema; and color negative films, processing and papers.  Each of these areas is important to existing and emerging business opportunities that bear directly on the Company's overall business performance.

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

EMPLOYMENT

At the end of 2009, the Company employed the full time equivalent of approximately 20,250 people, of whom approximately 10,630 were employed in the U.S.  The actual number of employees may be greater because some individuals work part time.

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

We have included the CEO and CFO certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to this report.  We have also included these certifications with the Form 10-K for the year ended December 31, 2008 filed on February 27, 2009.  Additionally, we filed with the New York Stock Exchange (“NYSE”) the CEO certification, dated June 5, 2009, regarding our compliance with the NYSE's corporate governance listing standards pursuant to Section 303A.12(a) of the listing standards, and indicated that the CEO was not aware of any violations of the listing standards by the Company.

ITEM 1A.  RISK FACTORS

Continued weakness or worsening of economic conditions could continue to adversely affect our financial performance and our liquidity.

The global economic recession and declines in consumption in our end markets have adversely affected sales of both commercial and consumer products and profitability for such products.  Further, the global financial markets have been experiencing volatility.  Slower sales of consumer digital products due to the uncertain economic environment could lead to reduced sales and earnings while inventory increases.  Economic conditions could also accelerate the continuing decline in demand for traditional products, which could also place pressure on our results of operations and liquidity.  As a result of the tightening of credit in the global financial markets, our commercial customers have experienced difficulty in obtaining financing for significant equipment purchases, resulting in a decrease in, or cancellation of, orders for our products and services and we can provide no assurance that this trend will not continue.  In addition, accounts receivable and past due accounts could increase due to a decline in our customers’ ability to pay as a result of the economic downturn and our treasury operations could be negatively impacted by failures of financial instrument counterparties, including banks and other financial institutions.  If the global economic weakness and tightness in the credit markets continue for a greater period of time than anticipated or worsen, our profitability and related cash generation capability could be adversely affected and, therefore, affect our ability to meet our anticipated cash needs, impair our liquidity or increase our costs of borrowing.

If we are unsuccessful with the strategic investment decisions we have made, our financial performance could be adversely affected.

We have made a decision to focus our investments on businesses in large growth markets that are positioned for technology and business model transformation, which are consumer inkjet, commercial inkjet (including our Prosper line of products based upon the Company’s Stream technology), enterprise workflow, and digital packaging printing solutions, all of which we believe have significant growth potential.  Introduction of successful innovative products and the achievement of scale are necessary for us to grow these businesses, improve margins and achieve our future financial success.  We are also continuing to build upon our leading positions in businesses that participate in large stable markets.  Our current strategic plans require significant attention from our management team and if events occur that distract management’s attention and resources, our business could be harmed.  Further, if we are unsuccessful in growing our investment businesses as planned and maintaining and building upon our leading market positions, our financial performance could be adversely affected.

If we cannot effectively anticipate technology trends and develop and market new products to respond to changing customer preferences, this could adversely affect our revenues.

Due to changes in technology and customer preferences, the market for traditional film and paper products and services is in decline.  Our success depends in part on our ability to manage the decline of the market for these traditional products by continuing to reduce our cost structure to maintain profitability.  In addition, we must develop and introduce new products and services in a timely manner that keep pace with technological developments and that are accepted in the market.  Further, we may expend significant resources to develop and introduce new products that are not commercially accepted for any number of reasons, including, but not limited to, failure to successfully market our products, competition from existing and new competitors or product quality concerns.  In addition, if we are unable to anticipate and develop improvements to our current technology, to adapt our products to changing customer preferences or requirements or to continue to produce high quality products in a timely and cost effective manner in order to compete with products offered by our competitors, this could adversely affect our revenues.

The competitive pressures we face could harm our revenue, gross margins and market share.

The markets in which we do business are highly competitive, and we encounter aggressive price competition for all our products and services from numerous companies globally.  Over the past several years, price competition in the market for digital products, film products and services has been particularly intense as competitors have aggressively cut prices and lowered their profit margins for these products.  Our results of operations and financial condition may be adversely affected by these and other industry wide pricing pressures.  If our products and services and pricing are not sufficiently competitive with current and future competitors, we could also lose market share, adversely affecting our revenue and gross margins.

If we have product quality issues, our expenses may increase, our liquidity may decrease, or our reputation may be harmed, any of which could have an adverse effect on our business.

In the course of conducting our business, we must adequately address quality issues associated with our products and services, including defects in our engineering, design and manufacturing processes, as well as defects in third-party components included in our products.  Because our products are becoming increasingly sophisticated and complicated to design and build as rapid advances in technologies occur, the occurrence of defects may increase, particularly with the introduction of new product lines.  Although we have established internal procedures to minimize risks that may arise from product quality issues, there can be no assurance that we will be able to eliminate or mitigate occurrences of these issues and associated liabilities.  Finding solutions to quality issues can be expensive and we may also incur expenses in connection with, for example, product recalls and warranty or other service obligations.  We may also face lawsuits if our products do not meet customer expectations.  In addition, quality issues can impair our relationships with new or existing customers and adversely affect our brand image, and our reputation as a producer of high quality products could suffer, which could adversely affect our business as well as our financial results.

If we cannot continue to license or enforce the intellectual property rights on which our business depends, or if third parties assert that we violate their intellectual property rights, our revenue, earnings, expenses and liquidity may be adversely impacted.

We rely upon patent, copyright, trademark and trade secret laws in the United States and similar laws in other countries, and non-disclosure, confidentiality and other types of agreements with our employees, customers, suppliers and other parties, to establish, maintain and enforce our intellectual property rights.  Despite these measures, any of our direct or indirect intellectual property rights could, however, be challenged, invalidated, circumvented, infringed or misappropriated, or such intellectual property rights may not be sufficient to permit us to take advantage of current market trends or otherwise to provide competitive advantages, which could result in costly product redesign efforts, discontinuance of certain product offerings or other competitive harm.  Further, the laws of certain countries do not protect proprietary rights to the same extent as the laws of the United States.  Therefore, in certain jurisdictions, we may be unable to protect our proprietary technology adequately against unauthorized third party copying, infringement or use, which could adversely affect our competitive position.  Also, because of the rapid pace of technological change in the information technology industry, much of our business and many of our products rely on key technologies developed or licensed by third parties, and we may not be able to obtain or continue to obtain licenses and technologies from these third parties at all or on reasonable terms.

We have made substantial investments in new, proprietary technologies and have filed patent applications and obtained patents to protect our intellectual property rights in these technologies as well as the interests of our licensees.  There can be no assurance that our patent applications will be approved, that any patents issued will adequately protect our intellectual property or that such patents will not be challenged by third parties.

The execution and enforcement of licensing agreements protects our intellectual property rights and provides a revenue stream in the form of up-front payments and royalties that enables us to further innovate and provide the marketplace with new products and services.  There can be no assurance that such measures alone will be adequate to protect our intellectual property.  Our ability to execute our intellectual property licensing strategies, including litigation strategies, such as our recent legal actions against Apple Inc. and Research in Motion Limited, could also affect our revenue and earnings.  Additionally, the uncertainty around the timing and magnitude of our intellectual property-related judgments and settlements could have an adverse effect on our financial results and liquidity.  Our failure to develop and properly manage new intellectual property could adversely affect our market positions and business opportunities.  Furthermore, our failure to identify and implement licensing programs, including identifying appropriate licensees, could adversely affect the profitability of our operations.

In addition, third parties may claim that we, our customers, licensees or other parties indemnified by us are infringing upon their intellectual property rights.  Such claims may be made by competitors seeking to block or limit our access to digital markets.  Additionally, in recent years, individuals and groups have begun purchasing intellectual property assets for the sole purpose of making claims of infringement and attempting to extract settlements from large companies like ours.  Even if we believe that the claims are without merit, the claims can be time consuming and costly to defend and distract management’s attention and resources.  Claims of intellectual property infringement also might require us to redesign affected products, enter into costly settlement or license agreements or pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling certain of our products.  Even if we have an agreement to indemnify us against such costs, the indemnifying party may be unable to uphold its contractual obligations.  If we cannot or do not license the infringed technology at all, license the technology on reasonable terms or substitute similar technology from another source, our revenue and earnings could be adversely impacted.  Finally, we use open source software in connection with our products and services. Companies that incorporate open source software into their products have, from time to time, faced claims challenging the ownership of open source software and/or compliance with open source license terms.  As a result, we could be subject to suits by parties claiming ownership of what we believe to be open source software or noncompliance with open source licensing terms.  Some open source software licenses require users who distribute open source software as part of their software to publicly disclose all or part of the source code to such software and/or make available any derivative works of the open source code on unfavorable terms or at no cost.  We have a corporate open source governance board to monitor the use of open source software in our products and services and try to ensure that none is used in a manner that would require us to disclose the source code to the related product or service or that would otherwise breach the terms of an open source agreement.  Such use could inadvertently occur and any requirement to disclose our source code or pay damages for breach of contract could be harmful to our business results of operations and financial condition.

If we are unable to provide competitive financing arrangements to our customers or if we extend credit to customers whose creditworthiness deteriorates, this could adversely impact our revenues, profitability and financial position.

The competitive environment in which we operate may require us to provide financing to our customers in order to win a contract.  Customer financing arrangements may include all or a portion of the purchase price for our products and services.  We may also assist customers in obtaining financing from banks and other sources and may provide financial guarantees on behalf of our customers.  Our success may be dependent, in part, upon our ability to provide customer financing on competitive terms and on our customers’ creditworthiness.  The tightening of credit in the global financial markets has adversely affected the ability of our customers to obtain financing for significant purchases, which resulted in a decrease in, or cancellation of, orders for our products and services, and we can provide no assurance that this trend will not continue. If we are unable to provide competitive financing arrangements to our customers or if we extend credit to customers whose creditworthiness deteriorates, this could adversely impact our revenues, profitability and financial position.

Our future pension and other postretirement plan costs and required level of contributions could be unfavorably impacted by changes in actuarial assumptions, future market performance of plan assets and obligations imposed by legislation or pension authorities  which could adversely affect our financial position, results of operations, and cash flow.

We have significant defined benefit pension and other postretirement benefit obligations.  The funded status of our U.S. and non U.S. defined benefit pension plans and other postretirement benefit plans, and the related cost reflected in our financial statements, are affected by various factors that are subject to an inherent degree of uncertainty, particularly in the current economic environment.  Key assumptions used to value these benefit obligations, funded status and expense recognition include the discount rate for future payment obligations, the long term expected rate of return on plan assets, salary growth, healthcare cost trend rates, and other economic and demographic factors.  Significant differences in actual experience, or significant changes in future assumptions or obligations imposed by legislation or pension authorities could lead to a potential future need to contribute cash or assets to our plans in excess of currently estimated contributions and benefit payments and could have an adverse effect on our consolidated results of operations, financial position or liquidity.

If we cannot attract, retain and motivate key employees, our business could be harmed.

In order for us to be successful, we must continue to attract, retain and motivate executives and other key employees, including technical, managerial, marketing, sales, research and support positions.  Hiring and retaining qualified executives, research professionals, and qualified sales representatives is critical to our future.  Competition for experienced employees in the industries in which we compete is intense.  The market for employees with digital skills is highly competitive and, therefore, our ability to attract such talent will depend on a number of factors, including compensation and benefits, work location and persuading potential employees that we are well positioned for success in the digital markets in which we are operating.  Given that our compensation plans are highly performance based and given the potential impact of the global economy on our current and future performance, it may become more challenging to retain key employees.  We also must keep employees focused on our strategic initiatives and goals in order to be successful.  Our past restructuring actions harm our efforts to attract and retain key employees.  If we cannot attract properly qualified individuals, retain key executives and employees or motivate our employees, our business could be harmed.

Our sales are typically concentrated in the last four months of the fiscal year, therefore, lower than expected demand or increases in costs during that period may have a pronounced negative effect on our results of operations.

The demand for our consumer products is largely discretionary in nature, and sales and earnings of our consumer businesses are linked to the timing of holidays, vacations, and other leisure or gifting seasons.  Accordingly, we have typically experienced greater net sales in the fourth fiscal quarter as compared to the other three quarters.  Developments, such as lower-than-anticipated demand for our products, an internal systems failure, increases in materials costs, or failure of one of our key logistics, components supply, or manufacturing partners, could have a material adverse impact on our financial condition and operating results, particularly if such developments occur late in the third quarter or during the fourth fiscal quarter.  Further, with respect to the Graphic Communications Group segment, equipment and consumable sales in the commercial marketplace peak in the fourth quarter based on increased commercial print demand.  Tight credit markets that limit capital investments or a weak economy that decreases print demand could negatively impact equipment or consumable sales.  In addition, our inability to achieve intellectual property licensing revenues in the timeframe and amount we anticipate could adversely affect our revenues, earnings and cash flow.  These external developments are often unpredictable and may have an adverse impact on our business and results of operations.

If we fail to manage distribution of our products and services properly, our revenue, gross margins and earnings could be adversely impacted.

We use a variety of different distribution methods to sell and deliver our products and services, including third party resellers and distributors and direct and indirect sales to both enterprise accounts and customers.  Successfully managing the interaction of direct and indirect channels to various potential customer segments for our products and services is a complex process.  Moreover, since each distribution method has distinct risks and costs, our failure to implement the most advantageous balance in the delivery model for our products and services could adversely affect our revenue, gross margins and earnings.  Due to changes in our go to market models, we are more reliant on fewer distributors than in past periods. This has concentrated our credit and operational risk and could result in an adverse impact on our financial performance.

Due to the nature of the products we sell and our worldwide distribution, we are subject to changes in currency exchange rates, interest rates and commodity costs that may adversely impact our results of operations and financial position.

As a result of our global operating and financing activities, we are exposed to changes in currency exchange rates and interest rates, which may adversely affect our results of operations and financial position.  Exchange rates and interest rates in markets in which we do business tend to be volatile and at times, our sales can be negatively impacted across all of our segments depending upon the value of the U.S. dollar.  In addition, our products contain silver, aluminum, petroleum based or other commodity-based raw materials, the changes in the costs of which can be volatile.  If the global economic situation remains uncertain or worsens, there could be further volatility in changes in currency exchange rates, interest rates and commodity prices, which could have negative effects on our revenue and earnings.

We have outsourced a significant portion of our overall worldwide manufacturing, logistics and back office operations and face the risks associated with relying on third party suppliers.

We have outsourced a significant portion of our overall worldwide manufacturing, logistics, customer support and administrative operations (such as credit and collections, and general ledger accounting functions) to third parties.  To the extent that we rely on third party service providers, we face the risk that those third parties may not be able to:

• develop manufacturing methods appropriate for our products;
• maintain an adequate control environment;
• quickly respond to changes in customer demand for our products;
• obtain supplies and materials necessary for the manufacturing process; or
• mitigate the impact of labor shortages and/or disruptions.

As a result of such risks, our costs could be higher than planned and the reliability of our products could be negatively impacted.  Other supplier problems that we could face include component shortages, excess supply, risks related to duration of our contracts with suppliers for components and materials and risks related to dependency on single source suppliers on favorable terms or at all.  If any of these risks were to be realized, and assuming alternative third party relationships could not be established, we could experience interruptions in supply or increases in costs that might result in our inability to meet customer demand for our products, damage to our relationships with our customers, and reduced market share, all of which could adversely affect our results of operations and financial condition.

Our inability to effectively complete, integrate and manage acquisitions, divestitures and other significant transactions could adversely impact our business performance including our financial results.

As part of our business strategy, we frequently engage in discussions with third parties regarding possible investments, acquisitions, strategic alliances, joint ventures, divestitures and outsourcing transactions and enter into agreements relating to such transactions in order to further our business objectives.  In order to pursue this strategy successfully, we must identify suitable candidates and successfully complete transactions, some of which may be large and complex, and manage post closing issues such as the integration of acquired companies or employees and the assessment of such acquired companies’ internal controls. Integration and other risks of transactions can be more pronounced for larger and more complicated transactions, or if multiple transactions are pursued simultaneously.  If we fail to identify and complete successfully transactions that further our strategic objectives, we may be required to expend resources to develop products and technology internally, we may be at a competitive disadvantage or we may be adversely affected by negative market perceptions, any of which may have an adverse effect on our revenue, gross margins and profitability.  In addition, unpredictability surrounding the timing of such transactions could adversely affect our financial results.

System integration issues could adversely affect our revenue and earnings.

Portions of our information technology infrastructure may experience interruptions, delays or cessations of service in connection with systems integration or migration work that takes place from time to time.  In particular, we are in the process of completing integration of certain of our regional operations’ systems into our corporate SAP structure.  We may not be successful in implementing new systems and transitioning data, which could cause business disruptions and be more expensive, time consuming, disruptive and resource intensive.  Such disruption could adversely affect our ability to fulfill orders and could also interrupt other processes.  Delayed sales, higher costs or lost customers resulting from these disruptions could adversely affect our financial results and reputation.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

Our worldwide operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, tsunamis, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics, political or economic instability, and other natural or manmade disasters or business interruptions, for which we are predominantly self insured.  The occurrence of any of these business disruptions could seriously harm our revenue and financial condition and increase our costs and expenses.  In addition, some areas, including parts of the east and west coasts of the United States, have previously experienced, and may experience in the future, major power shortages and blackouts.  These blackouts could cause disruptions to our operations or the operations of our suppliers, distributors and resellers, or customers.  These events could seriously harm our revenue and financial condition, and increase our costs and expenses.

We may be required to recognize additional impairments in the value of our goodwill, which would increase expenses and reduce profitability.

Goodwill represents the excess of the amount we paid to acquire businesses over the fair value of their net assets at the date of the acquisition.  We test goodwill for impairment annually or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  This may occur for various reasons including changes in actual or expected income or cash flows of a reporting unit.  We continue to evaluate current conditions that may affect the fair value of our reporting units to assess whether any goodwill impairment exists.  Secular declines in the results of the Film, Photofinishing and Entertainment Group segment are likely to lead to impairment of goodwill related to that segment in the future.  In addition, impairments of goodwill could occur in the future if market or interest rate environments deteriorate, expected future cash flows of our reporting units decline, or if reporting unit carrying values change materially compared with changes in respective fair values.

The private equity firm KKR may have interests that diverge from our interests and the interests of our other security holders.

KKR beneficially owns a significant equity position in the Company through its warrant holdings and may have interests that diverge from our interests and the interests of our security holders.  In addition, so long as KKR maintains beneficial ownership of specified thresholds of our shares of common stock, it will have the right to nominate up to two members of our board of directors and will be entitled to certain information rights and a right to participate in future offerings of our equity securities. KKR is in the business of investing in companies and they are not restricted from investing in our current or future competitors.  Future events may give rise to a divergence of interests between KKR and us or our other security holders.

Our failure to implement plans to reduce our cost structure in anticipation of declining demand for certain products or delays in implementing such plans could negatively affect our consolidated results of operations, financial position and liquidity.

We recognize the need to continually rationalize our workforce and streamline our operations to remain competitive in the face of an ever-changing business and economic climate.  If we fail to implement cost rationalization plans such as restructuring of  manufacturing, supply chain, marketing sales and administrative resources ahead of declining demand for certain of our products and services, our operations results, financial position and liquidity could be negatively impacted.  In 2009, we implemented a targeted cost reduction program, which we refer to as the 2009 Program, to more appropriately size the organization as a result of the economic downturn.  While most of the actions under the 2009 Program were completed in 2009, we expect some remaining actions to be completed during the first half of 2010.  If we fail to successfully execute our remaining rationalization activities under our 2009 Program, our financial performance could be adversely affected.  Additionally, if the restructuring plans are not effectively managed, we may experience lost customer sales, product delays and other unanticipated effects, causing harm to our business and customer relationships.  Finally, the timing and implementation of these plans require compliance with numerous laws and regulations, including local labor laws, and the failure to comply with such requirements may result in damages, fines and penalties which could adversely affect our business.

The implementation of new legislation or regulations or changes in existing laws or regulations could increase our cost to comply and consequently reduce our profitability.

New business legislation or regulations or changes to existing laws or regulation, including interpretations of existing regulations by courts or regulators, could adversely affect our results of operations by increasing our cost to comply.  For example, new tax, labor, health care, product safety, environmental and securities laws and regulations have been proposed and such proposals or other proposals may be enacted in the future that require us to adopt new policies, internal controls and other compliance practices or modify existing production facilities and operations.  Each of these compliance initiatives could lead to internal and external cost increases, and negatively impact our profitability.

Our future results could be harmed by economic, political, regulatory and other risks associated with international sales and operations.

Because we sell our products worldwide and many of the facilities where our devices are manufactured, distributed and supported are located outside the United States, our business is subject to risks associated with doing business internationally, such as:

• supporting multiple languages;
• recruiting sales and technical support personnel with the skills to design, manufacture, sell and support our products;
• complying with governmental regulation of imports and exports, including obtaining required import or export approval for our products;
• complexity of managing international operations;
• exposure to foreign currency exchange rate fluctuations;
• commercial laws and business practices that may favor local competition;
• multiple, potentially conflicting, and changing governmental laws, regulations and practices, including differing export, import, tax, labor, anti-bribery and employment laws;
• difficulties in collecting accounts receivable;
• limitations or restrictions on the repatriation of cash;
• reduced or limited protection of intellectual property rights;
• managing research and development teams in geographically disparate locations, including Canada, Israel, Japan, China, and Singapore;
• complicated logistics and distribution arrangements; and
• political or economic instability.

While we sell our products in most parts of the world, one component of our strategy is to further expand our international sales efforts.  There can be no assurance that we will be able to market and sell our products in all of our targeted international markets. If our international efforts are not successful, our business growth and results of operations could be harmed.

Our results of operations may suffer if we do not effectively manage our inventory, and we may incur inventory-related charges.

We need to manage our inventory of component parts and finished goods effectively to meet changing customer requirements. Accurately forecasting customers’ product needs is difficult.  Some of our products and supplies have in the past, and may in the future, become obsolete while in inventory due to rapidly changing customer tastes or a decrease in customer demand.  If we are not able to manage our inventory effectively, we may need to write down the value of some of our existing inventory or write off non-saleable or obsolete inventory, which would adversely affect our results of operations.  We have from time to time incurred significant inventory-related charges.  Any such charges we incur in future periods could materially and adversely affect our results of operations.

We are subject to environmental laws and regulations and failure to comply with such laws and regulations or liabilities imposed as a result of such laws and regulations could have an adverse effect on our business, results of operations and financial condition.

We are subject to environmental laws and regulations in the jurisdictions in which we conduct our business, including laws regarding the discharge of pollutants, including greenhouse gases, into the air and water, the need for environmental permits for certain operations, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites, the content of our products and the recycling and treatment and disposal of our products.  If we do not comply with applicable laws and regulations in connection with the use and management of hazardous substances, then we could be subject to liability and/or could be prohibited from operating certain facilities, which could have a material adverse effect on our business, results of operations and financial condition.  In addition, failure to comply with certain regulations could result in fines and civil or criminal sanctions, third-party property damage or personal injury claims and clean up costs.  We cannot provide assurance that we have been or will be at all times in complete compliance with all environmental laws, regulations and permits.

Certain environmental laws and regulations impose liability on current or previous owners or operators of real property for the cost to investigate, remove or remediate hazardous substances.  These laws often impose liability even if the owner or operator of property did not know of, or was not responsible for, the release of such hazardous substances.  These laws and regulations also assess liability on persons who arrange for hazardous substances to be sent to disposal, reclamation or treatment facilities when such facilities are found to be contaminated.  Such persons can be responsible for cleanup costs even if they never owned or operated the contaminated facility.  At December 31, 2009, we had accrued liabilities of $102 million for various environmental matters.  The majority of this reserve relates to contamination at our Eastman Business Park site in Rochester, New York.  Certain other costs relate to liability at Superfund sites, including the Passaic River in the state of New Jersey.  While the accrued liabilities represent our current best estimate of costs for those matters, the ultimate costs could exceed that amount.

Environmental laws and regulations are complex, change frequently and have tended to become more stringent over time.  We cannot assure you that our costs of complying with current and future environmental laws and regulations and our liabilities arising from past or future releases of, or exposure to, hazardous substances (including our liability for the matters comprising our environmental reserve) will not adversely affect our business, results of operations or financial condition.

Our substantial leverage could adversely affect our ability to fulfill our debt obligations and may place us at a competitive disadvantage in our industry.

We have incurred significant debt and related interest expenses as a result of the issuance of $300 million aggregate principal amount of the 10.5% 2017 Senior Notes and $400 million of our 7.00%  Convertible Senior Notes due 2017 in September 2009 and previously issued debt.  In addition, we may incur additional debt from time to time to finance working capital, product development efforts, strategic acquisitions, investments and alliances, capital expenditures or other general corporate purposes, subject to the restrictions contained in our Credit Agreement and the indenture governing the notes and in any other agreements under which we incur indebtedness.

Our significant debt and debt service requirements could adversely affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities.  For example, our high level of debt presents the following risks:

•
we are required to use a substantial portion of our cash flow from operations to pay principal and interest on our debt, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, product development efforts, acquisitions, investments and strategic alliances and other general corporate requirements as well as making it more difficult for us to make payments on the notes;

•
our substantial leverage increases our vulnerability to economic downturns and adverse competitive and industry conditions and could place us at a competitive disadvantage compared to those of our competitors that are less leveraged;

•
our debt service obligations could limit our flexibility in planning for, or reacting to, changes in our business and our industry and could limit our ability to pursue other business opportunities, borrow more money for operations or capital in the future and implement our business strategies;

•
our level of debt and the covenants within our debt instruments may restrict us from raising additional financing on satisfactory terms to fund working capital, capital expenditures, product development efforts, strategic acquisitions, investments and alliances, and other general corporate requirements; and

•	covenants in our debt instruments limit our ability to pay dividends, issue new or additional debt or make other restricted payments and investments.

A failure to comply with the covenants and other provisions of our debt instruments could result in events of default under such instruments, which could permit acceleration of our various outstanding notes.  Any required repayment of our indebtedness as a result of acceleration would lower our current cash on hand such that we would not have those funds available for use in our business.  In addition, we may not have sufficient cash on hand to pay all such amounts in the event of an acceleration.

If we are at any time unable to generate sufficient cash flow from operations to service our indebtedness when payment is due, we may be required to attempt to renegotiate the terms of the instruments relating to the indebtedness, seek to refinance all or a portion of the indebtedness or obtain additional financing.  There can be no assurance that we will be able to successfully renegotiate such terms, that any such refinancing would be possible or that any additional financing could be obtained on terms that are favorable or acceptable to us.

Servicing our debt requires a significant amount of cash and our ability to generate cash may be affected by factors beyond our control.

Our business may not generate cash flow in an amount sufficient to enable us to pay the principal of, or interest on, our indebtedness, or to fund our other liquidity needs, including working capital, capital expenditures, product development efforts, strategic acquisitions, investments and alliances, and other general corporate requirements.

Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.  We cannot assure you that:

•	our business will generate sufficient cash flow from operations;
•	we will realize cost savings, revenue growth and operating improvements resulting from the execution of our long-term strategic plan; or
•	future sources of funding will be available to us in amounts sufficient to enable us to fund our liquidity needs.

If we cannot fund our liquidity needs, we will have to take actions such as reducing or delaying capital expenditures, product development efforts, strategic acquisitions, investments and alliances, selling assets, restructuring or refinancing our debt, including the notes, or seeking additional equity capital.  Such actions could further negatively impact our ability to generate cash flows.  We cannot assure you that any of these remedies could, if necessary, be effected on commercially reasonable terms, or at all, or that they would permit us to meet our scheduled debt service obligations.  Certain of our debt instruments limit the use of the proceeds from any disposition of assets and, as a result, we may not be allowed, under those instruments, to use the proceeds from such dispositions to satisfy all current debt service obligations.  In addition, if we incur additional debt, the risks associated with our substantial leverage, including the risk that we will be unable to service our debt or generate enough cash flow to fund our liquidity needs, could intensify.

Restrictions imposed by our debt instruments limit our ability to finance future operations or capital needs or engage in other business activities that may be in our interest.

Our debt instruments impose operating and other restrictions on us and our subsidiaries.  Our debt instruments also limit, among other things, the ability of us and our restricted subsidiaries to:

•	incur additional indebtedness and issue certain preferred stock;
•	create liens;
•	pay dividends or make distributions in respect of our capital stock;
•	purchase or redeem capital stock;
•	make certain investments or other restricted payments;
•	sell assets;
•	enter into transactions with affiliates; and
•	effect a consolidation or merger.

However, these limitations are subject to a number of important qualifications and exceptions.

If the excess availability under our Credit Agreement falls below $100 million for a specified period, the Credit Agreement also requires us to maintain compliance with a fixed charge coverage ratio.  Our ability to comply with this covenant may be affected by events beyond our control.

A breach of any of the covenants contained in our Credit Agreement or our inability to comply with the required financial ratio, when applicable, could result in a default under the Credit Agreement.  If an event of default occurs and we are not able to obtain a waiver from the requisite lenders under the Credit Agreement, the administrative agent of the Credit Agreement may, and at the request of the requisite lenders shall, declare all of our outstanding obligations under the Credit Agreement, together with accrued interest and fees, to be immediately due and payable, and may terminate the lenders’ commitments thereunder, cease making further loans and institute foreclosure proceedings against our assets.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Company's worldwide headquarters is located in Rochester, New York.

The CDG segment of Kodak’s business in the United States is headquartered in Rochester, New York.  Kodak Gallery operations are managed from Emeryville, California.  Kodak Consumer Inkjet Systems operations are located in San Diego, California; Xiamen, China; Singapore; and Rochester, New York.  Many of CDG’s businesses rely on manufacturing assets, company-owned or through relationships with design and manufacturing partners, which are located close to end markets and/or supplier networks.

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

Products in the GCG segment are manufactured in the United States, primarily in Rochester, New York; Dayton, Ohio; Columbus, Georgia; and Weatherford, Oklahoma.  Key manufacturing facilities outside the United States, either company-owned or through relationships with manufacturing partners, are located in the United Kingdom, Germany, Bulgaria, Mexico, China, and Japan.  During 2009, manufacturing and development facilities in Windsor, Colorado; Israel; and Canada were impacted by capacity consolidations into other sites around the world.  While these sites continued to develop or manufacture select products throughout the year, their product line focus was narrowed.

Properties within a country may be shared by all segments operating within that country.

Regional distribution centers are located in various places within and outside of the United States.  The Company owns or leases administrative, research and development, manufacturing, marketing, and processing facilities in various parts of the world.  The leases are for various periods and are generally renewable.

ITEM 3.  LEGAL PROCEEDINGS

During March 2005, the Company was contacted by members of the Division of Enforcement of the SEC concerning the announced restatement of the Company's financial statements for the full year and all four quarters of 2003 and the first three unaudited quarters of 2004.  An informal inquiry by the staff of the SEC into the substance of that restatement is continuing.  The Company continues to fully cooperate with this inquiry, and the staff has indicated that the inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred.  The Company has provided all the information requested by the SEC and the SEC has not requested additional information for more than three years.

On October 12, 2009, the U.S. Environmental Protection Agency commenced an administrative enforcement action against the Company under the Clean Water Act alleging violations of regulations applicable to the management, training and record keeping of certain oil storage operations at its primary manufacturing facility in Rochester, NY.  The Company and the EPA have reached an agreement in principle to settle this matter for $88,000.

The Company has been named as third-party defendant (along with approximately 200 other entities) in an action initially brought by the New Jersey Department of Environmental Protection (NJDEP) in the Supreme Court of New Jersey, Essex County against Occidental Chemical Corporation and several other companies that are successors in interest to Diamond Shamrock Corporation.  The NJDEP seeks recovery of all costs associated with the investigation, removal, cleanup and damage to natural resources occasioned by Diamond Shamrock's disposal of various forms of chemicals in the Passaic River. The damages are alleged to potentially range "from hundreds of millions to several billions of dollars."  Pursuant to New Jersey's Court Rules, the defendants were required to identify all other parties which could be subject to permissive joinder in the litigation based on common questions of law or fact.  Third-party complaints seeking contribution from more than 200 entities, which have been identified as potentially contributing to the contamination in the Passaic, were filed on February 5, 2009.  Based on currently available information, the potential monetary exposure is likely to be in excess of $100,000 but is not expected to be material.

On November 17, 2008, the Company filed a complaint with the U.S. International Trade Commission (“ITC”) against Samsung Electronics Company Ltd., Samsung Electronics America Inc., and Samsung Telecommunications America, LLC, for infringement of patents related to digital camera technology.  The hearing before the ITC was concluded on October 16, 2009 and an Initial Determination was issued by the Administrative Law Judge on December 17, 2009 finding Kodak’s asserted patents valid and infringed.  On December 22, 2009, the Company and Samsung agreed to negotiate a definitive agreement to settle the ITC proceeding and a technology cross license agreement.  On January 8, 2010, the Company and Samsung executed a settlement agreement (“Samsung Settlement”), entered into a technology cross license agreement, and filed joint motions to terminate the patent infringement proceeding pending before the ITC.  These motions were granted on February 2, 2010 and the proceeding was terminated.

On February 17, 2009 Samsung Electronics Company Ltd. and Samsung Electronics America Inc. filed a complaint with the ITC against the Company for infringement of certain of their patents alleged to be related to digital camera technology.  The hearing before the ITC was concluded on October 1, 2009.  Pursuant to the Samsung Settlement mentioned above, this proceeding was terminated on February 12, 2010.

On November 17, 2008, the Company commenced a lawsuit in Landgericht Düsseldorf, Germany against Samsung Electronics GmbH for infringement of a patent related to digital camera technology.  Pursuant to the Samsung Settlement mentioned above, this suit was terminated on February 3, 2010.

On November 17, 2008, the Company filed complaints against Samsung Electronics Company Ltd., Samsung Electronics America Inc., and Samsung Telecommunications America, LLC in Federal District Court in Rochester, New York, for infringement of patents related to digital camera technology.  Pursuant to the Samsung Settlement mentioned above, this suit was dismissed on February 4, 2010.

On November 17, 2008, the Company filed a complaint with the ITC against LG Electronics Inc., LG Electronics USA Inc. and LG Electronics MobileComm USA Inc. (referred to collectively as “LG”) for infringement of patents related to digital camera technology.  The hearing before the ITC was concluded on October 16, 2009.  On November 30, 2009, the Company and LG entered into an agreement settling their patent infringement lawsuits against each other (“LG Settlement”) and agreed to file a joint request for termination of patent infringement proceedings before the ITC.  This request was granted and the ITC proceeding was terminated on January 27, 2010.  Separately the Company entered into a technology cross license with LG.

On February 20, 2009 LG Electronics Inc. (Seoul, Korea) filed a complaint with the ITC against the Company for infringement of certain of their patents alleged to be related to digital camera technology.  Pursuant to the LG Settlement mentioned above, this proceeding was terminated on February 16, 2010.

On November 17, 2008 the Company filed complaints against LG Electronics Inc., LG Electronics USA Inc., and LG Electronics MobileComm USA, Inc. in Federal District Court in Rochester, New York, for infringement of patents related to digital camera technology.  Pursuant to the LG Settlement mentioned above, this suit was dismissed on December 22, 2009.

On February 20, 2009 LG Electronics Inc. (Seoul, Korea) commenced two actions against the Company in Federal District court in the Southern District of California for infringement of certain of their patents alleged to be related to digital camera technology.  Pursuant to the LG Settlement mentioned above, these suits were dismissed on December 18, 2009.

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

On January 14, 2010 the Company filed a complaint with the ITC against Apple Inc. and Research in Motion Limited (RIM) for infringement of patents related to digital camera technology.  The Company is seeking a limited exclusion order preventing importation of infringing devices including IPHONES and camera enabled BLACKBERRY devices.  On February 16, 2010, the ITC ordered that an investigation be instituted to determine whether importation or sale of the accused Apple and RIM devices constitutes violation of the Tariff Act of 1930.

On January 14, 2010 the Company filed two suits against Apple Inc. in the Federal District Court in Rochester, New York claiming infringement of patents related to digital cameras and certain computer processes.  The Company is seeking unspecified damages and other relief.

The Company and its subsidiaries are involved in various lawsuits, claims, investigations and proceedings, including commercial, customs, employment, environmental, and health and safety matters, which are being handled and defended in the ordinary course of business.  In addition, the Company is subject to various assertions, claims, proceedings and requests for indemnification concerning intellectual property, including patent infringement suits involving technologies that are incorporated in a broad spectrum of the Company's products.  These matters are in various stages of investigation and litigation, and are being vigorously defended.  Although the Company does not expect that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial condition or results of operations, litigation is inherently unpredictable.  Therefore, judgments could be rendered or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period.  The Company routinely assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instructions G (3) of Form 10-K, the following list is included as an unnumbered item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders.

			Date First Elected
			an	to
			Executive	Present
Name	Age	Positions Held	Officer	Office

Robert L. Berman	52	Senior Vice President	2002	2005
Philip J. Faraci	54	President and Chief Operating Officer	2005	2007
Joyce P. Haag	59	General Counsel and Senior Vice President	2005	2005
Brad W. Kruchten	49	Senior Vice President	2009	2009
Antonio M. Perez	64	Chairman of the Board, Chief Executive Officer	2003	2005
Eric H. Samuels	42	Chief Accounting Officer and Corporate Controller	2009	2009
Frank S. Sklarsky	53	Chief Financial Officer and Executive Vice President	2006	2006
Terry R. Taber	55	Vice President	2008	2008

Executive officers are elected annually in February.

All of the executive officers have been employed by Kodak in various executive and managerial positions for at least five years, except Mr. Sklarsky who joined the Company on October 30, 2006.

The executive officers' biographies follow:

Robert L. Berman

Robert Berman was appointed to his current position in January 2002 and was elected a Vice President of the Company in February 2002.  In March 2005, he was elected a Senior Vice President by the Board of Directors.  In this capacity, he is responsible for the design and implementation of all human resources strategies, policies and processes throughout the corporation.  He is a member of the Eastman Kodak Company Executive Council, and serves on the Company’s Senior Executive Diversity and Inclusion Council and Ethics Committee.  He works closely with Kodak’s CEO, Board of Directors and Executive Compensation and Development Committee on all executive compensation and development processes for the corporation.  Prior to this position, Mr. Berman was the Associate Director of Human Resources and the Director and divisional vice president of Human Resources for Global Operations, leading the delivery of strategic and operational human resources services to Kodak’s global manufacturing, supply chain and regional operations around the world.  He has held a variety of other key human resources positions for Kodak over his 25 year career, including the Director and divisional vice president of Human Resources for the global Consumer Imaging business and the Human Resources Director for Kodak Colorado Division.

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

Joyce P. Haag

Joyce Haag began her Kodak career in 1981, as a lawyer on the Legal Staff.  She was elected Assistant Secretary in December 1991 and elected Corporate Secretary in February 1995.  In January 2001, she was appointed to the additional position of Assistant General Counsel.  In August 2003, she became Director, Marketing, Antitrust, Trademark and Litigation, Legal Staff andin March 2004, she became General Counsel, Europe, Africa and Middle East Region (“EAMER”).  In July 2005, she was promoted to Senior Vice President and General Counsel.

Prior to joining the Kodak Legal Staff, Ms. Haag was an associate with Boylan, Brown, Code, Fowler, Vigdor & Wilson LLP in Rochester, New York.

Brad W. Kruchten

Brad Kruchten is currently the President of the Film, Photofinishing & Entertainment Group (FPEG).  In this capacity, he is responsible for the manufacture of all silver halide products.  Mr. Kruchten was named Chief Operating Officer of FPEG in January 2009, and he was appointed President of FPEG in July 2009.  The Board of Directors elected him a Senior Vice President of the Company in July 2009.  In addition, Mr. Kruchten has responsibility for Qualex / Event Imaging Solutions, which is a wholly owned subsidiary that provides photo services to guests at theme parks and other attractions.

Prior to his current position, Mr. Kruchten was the worldwide General Manager for Retail Printing, and was responsible for the products and services that enable retailers to offer an integrated retail solution to analog and digital photographers.  These products and services included kiosks, paper, retail workflow software, service, and support.  Before that, Mr. Kruchten was the General Manager for the Consumer and Professional film business.  The Board of Directors elected him a Corporate Vice President in July 2002.

Mr. Kruchten's career at Kodak began in 1982 as a Quality Engineer.  Over his first five years, he expanded his engineering experience in the Copy Products Division as a Manufacturing Engineer and a Development/Research Engineer.  In 1986, he moved into a sales position for Copy Products, and over the next five years held a number of sales and marketing positions within Printer Products and Business Imaging Systems.  In 1993, Mr. Kruchten became a product line manager for Business Imaging Systems.  In 1998, he was named Strategic Business Unit Manager and a divisional vice president of the Capture and Services business within the Document Imaging unit.  In 2000, Mr. Kruchten was named Chief Operating Officer and vice president of the Document Imaging unit.  As COO, he led the acquisition of the Imaging division of Bell & Howell.  In 2001, Mr. Kruchten was named Site Manager, Kodak Colorado Division, and became a divisional vice president of Kodak's Global Manufacturing unit.  In 2002, he was the Chief Executive Officer of Encad Inc., a wholly owned Kodak subsidiary.

Prior to Kodak, Mr. Kruchten worked as a project engineer at Inland Steel and as a tool designer for General Motors Corp.

Antonio M. Perez

Since joining the Company in April 2003, Kodak’s Chairman and Chief Executive Officer, Antonio M. Perez, has led the worldwide transformation of Kodak from a business based on film to one based primarily on digital technologies.  In the past four years, Kodak introduced an array of disruptive new digital technologies and products for consumer and commercial applications that generated

$5.3 billion in revenues in 2009.  Those include consumer inkjet printers, CMOS sensors for digital cameras and mobile phones, dry labs and kiosks for printing at retail, as well as high-volume digital production presses and digital plates for commercial printing.  The result is a new Kodak -- a company with 70 percent of revenue coming from digital products, higher gross margin business-to-business revenues and a sustainable traditional business model.

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

Eric H. Samuels

Eric H. Samuels was appointed Corporate Controller and Chief Accounting Officer in July 2009.  Mr. Samuels previously served as the Company’s Assistant Corporate Controller and brings to his new position nearly 20 years of leadership experience in corporate finance and public accounting.  He joined Kodak in 2004 as Director, Accounting Research and Policy.

Prior to joining Kodak, Mr. Samuels had a 14-year career in public accounting during which he served as a senior manager at KPMG LLP's Department of Professional Practice (National Office) in New York City.  Prior to joining KPMG in 1996, he worked in Ernst & Young's New York City office.

Frank S. Sklarsky

Frank Sklarsky joined Kodak in October 2006 as Executive Vice President, and became the Chief Financial Officer in November 2006.

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

Terry R. Taber

Terry R. Taber joined Kodak in 1980.  In January 2009, he became Chief Technical Officer.  The Board of Directors elected him a Corporate Vice President in December 2008.

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

Eastman Kodak Company common stock is traded on the New York Stock Exchange under the symbol "EK."  There were 54,030 shareholders of record of common stock as of January 31, 2010.

MARKET PRICE DATA

	2009		2008
Price per share:	High	Low	High	Low

1st Quarter	$7.66	$2.01	$22.03	$16.31
2nd Quarter	$4.57	$2.44	$19.60	$12.20
3rd Quarter	$6.82	$2.65	$17.71	$12.80
4th Quarter	$4.74	$3.26	$15.68	$5.83

DIVIDEND INFORMATION

On April 30, 2009, the Company announced that its Board of Directors decided to suspend future cash dividends on its common stock effective immediately.  Consequently, there were no dividends paid during 2009.

On May 14, and October 14, 2008, the Board of Directors declared semi-annual cash dividends of $.25 per share payable to shareholders of record at the close of business on June 1, and November 3, 2008, respectively.  These dividends were paid on July 16 and December 12, 2008.  Total dividends paid for the year ended December 31, 2008 were $139 million.

Dividends may be restricted under the Company’s debt agreements.  Refer to Note 8, “Short-Term Borrowings and Long-Term Debt,” in the Notes to Financial Statements.

PERFORMANCE GRAPH - SHAREHOLDER RETURN

The following graph compares the performance of the Company's common stock with the performance of the Standard & Poor's 500 Composite Stock Price Index and the Dow Jones Industrial Index by measuring the changes in common stock prices from December 31, 2004, plus reinvested dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Eastman Kodak Company, The S&P 500 Index,
The Dow Jones U.S. Industrial Average Index, And the S&P Consumer Discretionary Index

$140
$120
$100
$80
$60
$40
$20
$0
12/04
12/05
12/06
12/07
12/08
12/09
Eastman Kodak Company
S&P 500
Dow Jones US Industrial Average
S&P Consumer Discretionary

*$100 invested on 12/31/04 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.
Copyright© 2010 Dow Jones & Co. All rights reserved.

Copyright© 2010 Standard & Poor's, a division of The McGraw-Hill Companies Inc. All rights reserved. (www.researchdatagroup.com/S&P.htm)
Copyright© 2010 Dow Jones & Company. All rights reserved.

	12/04	12/05	12/06	12/07	12/08	12/09

Eastman Kodak Company	100.00	74.09	83.41	72.03	22.56	14.47
S&P 500	100.00	104.91	121.48	128.16	80.74	102.11
Dow Jones US Industrial Average	100.00	101.72	121.10	131.86	89.75	110.11
S&P Consumer Discretionary	100.00	93.64	111.10	96.42	64.13	90.61

The Company has elected to compare its total return with the S&P Consumer Discretionary index, because it believes this index is more reflective of the industries in which the Company operates, and therefore provides a better comparison of returns than the Dow Jones U.S. Industrial Average.

Share Repurchase Program

On June 24, 2008, the Company announced that its Board of Directors authorized a share repurchase program allowing the Company, at management’s discretion, to purchase up to $1.0 billion of its common stock.  The program expired on December 31, 2009.  For the three months ended December 31, 2009, the Company made no purchases of its shares.  From the inception of the program through December 31, 2009, the Company repurchased approximately 20 million shares at an average price of $15.01 per share, for a total cost of $301 million.

ITEM 6.  SELECTED FINANCIAL DATA

Refer to Summary of Operating Data on page 133.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS (“MD&A”) OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Kodak for the three years ended December 31, 2009.  All references to Notes relate to Notes to the Financial Statements in Item 8. “Financial Statements and Supplementary Data.”

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

During 2009, the Company established the following key priorities for the year:
•	Align the Company’s cost structure with external economic realities
•	Fund core investments
•	Transform portions of its product portfolio
•	Drive positive cash flow before restructuring

The recessionary trends in the global economy, which began in 2008, continued to significantly affect the Company’s revenue throughout 2009.  While the rate of decline slowed significantly in the fourth quarter of 2009, the level of business activity has not returned to pre-recession levels.  However, the Company believes that the actions taken, as described below, have helped to mitigate the impacts to its results in 2009 and position it well for the future as the global economy continues to rebound.  The demand for the Company’s consumer products is largely discretionary in nature, and sales and earnings of the Company’s consumer businesses are linked to the timing of holidays, vacations, and other leisure or gifting seasons.  Continued declines in consumer spending have had an impact in the Company’s digital camera and digital picture frame businesses in the CDG segment.  This decline was more than offset by the completion, in 2009, of an anticipated nonrecurring intellectual property transaction within CDG.  In the GCG segment, lack of credit availability, combined with the weak economy, has resulted in lower capital spending by businesses, negatively impacting sales.  The Entertainment Imaging business within the FPEG segment improved in the fourth quarter of 2009 due to the recovery in demand for entertainment films.  However, the secular decline of Film Capture, also within the FPEG segment, continues to impact the traditional businesses.  In anticipation of the continuation of the recession in 2009, the Company implemented a number of actions in order to successfully accomplish the key priorities listed above.

Specifically, the Company has implemented actions to focus business investments in certain areas that are core to the Company’s strategy (see below), while also maintaining an intense focus on cash generation and conservation in 2009.  On April 30, 2009, the Company announced that its Board of Directors decided to suspend future cash dividends on its common stock effective immediately.  Further, the Company also implemented temporary compensation-related actions, which reduced compensation for the chief executive officer and several other senior executives, as well as the Board of Directors, of the Company for the rest of 2009.  In addition, U.S. based employees of the Company were required to take one week of unpaid leave during 2009.  These actions are in addition to a targeted cost reduction program announced in 2009 (the 2009 Program).  This 2009 cost reduction program is designed to more appropriately size the organization’s cost structure with its expected revenue reductions as a result of the current economic environment.  The program involves the rationalization of selling, marketing, administrative, research and development, supply chain and other business resources in certain areas and the consolidation of certain facilities.  Also, the Company has initiated other actions to curb discretionary expenditures and employment-related costs, as well as to reduce capital expenditures where possible.

As previously disclosed, the Company is focusing its investments on consumer inkjet, commercial inkjet workflow software, and packaging businesses.  The Company continues to build upon its leading market positions in large and stable markets.

Additionally, during 2009 and into 2010, the Company took a number of financing actions designed to provide continued financial flexibility for the Company in this challenging economic environment.  On March 31, 2009, the Company and its Canadian subsidiary entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with its lenders, which provides for an asset-based revolving credit facility of up to $500 million, under certain conditions, including up to $250 million of availability for letters of credit.  In September of 2009, the Company issued $300 million of Senior Secured Notes due 2017, with detachable warrants, and $400 million of Convertible Senior Notes due 2017.  The combined net proceeds of the two transactions, after transaction costs, discounts and fees, of approximately $650 million, were used to repurchase $563 million of the Company’s existing $575 million Convertible Senior Notes Due 2033 in October 2009, as well as for general corporate purposes.  Therefore, the new debt issuances served as a refinancing of the debt structure of the Company.

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

The Company believes that the critical accounting policies and estimates discussed below involve the most complex management judgments due to the sensitivity of the methods and assumptions necessary in determining the related asset, liability, revenue and expense amounts.  Specific risks associated with these critical accounting policies are discussed throughout this MD&A, where such policies affect our reported and expected financial results.  For a detailed discussion of the application of these and other accounting policies, refer to the Notes to Financial Statements in Item 8.

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

At the time revenue is recognized, the Company also records reductions to revenue for customer incentive programs.  Such incentive programs include cash and volume discounts, price protection, promotional, cooperative and other advertising allowances and coupons.  For those incentives that require the estimation of sales volumes or redemption rates, such as for volume rebates or coupons, the Company uses historical experience and both internal and customer data to estimate the sales incentive at the time revenue is recognized.  In the event that the actual results of these items differ from the estimates, adjustments to the sales incentive accruals would be recorded.

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

The components of the Film, Photofinishing and Entertainment Group (FPEG) operating segment are similar and, therefore, the segment meets the requirement of a reporting unit.  The Consumer Digital Imaging Group (CDG) operating segment has two reporting units, the Image Sensor Solutions reporting unit and the Consumer Products reporting unit (consisting of the Digital Capture & Devices, Retail Systems Solutions, Consumer Inkjet Systems, and Consumer Imaging Services strategic product groups.).  The Graphic Communications Group (GCG) operating segment has two reporting units, the Document Imaging reporting unit and the Commercial Printing reporting unit (consisting of the Prepress Solutions, Enterprise Solutions and Digital Printing Solutions strategic product groups).  Both the Consumer Products and the Commercial Printing reporting units consist of components that have been aggregated into their respective reporting units because they have similar economic characteristics.  No other components have goodwill assigned to them.

The Company tests goodwill for impairment annually (on September 30), or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, by initially comparing the fair value of each of the Company’s reporting units to their related carrying values.  If the fair value of the reporting unit is less than its carrying value, the Company must determine the implied fair value of goodwill associated with that reporting unit.  The implied fair value of goodwill is determined by first allocating the fair value of the reporting unit to all of its assets and liabilities and then computing the excess of the reporting unit’s fair value over the amounts assigned to the assets and liabilities.  If the carrying value of goodwill exceeds the implied fair value of goodwill, such excess represents the amount of goodwill impairment charge that must be recognized.  The Company’s goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of all reporting units to its total market capitalization.

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

Both the income and market approaches estimate fair values based on ability to generate earnings and are, therefore, meaningful in estimating the fair value of each of the Company’s reporting units.  The use of each methodology also provides corroboration for the other methodology.  Consistent with prior years, with the exception of the FPEG reporting unit, the Company determined fair value of each of its reporting units using 50% weighting for each valuation methodology as the Company believes that each methodology provides equally valuable information.  The Company determined fair value for the FPEG reporting unit using only the income approach due to the unique circumstances of the film and photofinishing industry.

Based upon the results of its September 30, 2009 analysis, no impairment of goodwill was indicated.

A 20 percent change in estimated future cash flows or a 10 percentage point change in discount rate would not have caused a goodwill impairment to be recognized by the Company for any of its reporting units as of September 30, 2009.  Impairment of goodwill could occur in the future if market or interest rate environments deteriorate, expected future cash flows decrease, or if reporting unit carrying values change materially compared with changes in respective fair values.  An impairment of goodwill within the FPEG reporting unit is likely in the future due to the expectation of continued secular declines in the film industry.

As of December 31, 2008, due to the continuing challenging business conditions and the significant decline in its market capitalization during the fourth quarter of 2008, the Company concluded there was an indication of possible impairment.  Certain key assumptions used to determine the fair value of each reporting unit as of December 31, 2008 were revised from September 30, 2008 analysis related to the annual goodwill impairment assessment to reflect: (a) significant reductions in future expected cash flows for the period from 2009 to 2013 due to the actual results for the fourth quarter of 2008 and revised forecasts for 2009 and later years; and (b) discount rates of 18.5% to 23.0%, which were based on the Company’s best estimates of the after-tax weighted-average cost of capital of each reporting unit, adjusted from September 30, 2008 for our latest assessment of financial risk and the increased risk associated with the Company’s future operations.  Based on its updated analysis, the Company concluded that there was an impairment of goodwill related to the Commercial Printing reporting unit within the GCG segment and, thus, recognized a pre-tax charge of $785 million in the fourth quarter of 2008.

The fair values of reporting units within the Company’s CDG and FPEG segments and the Document Imaging reporting unit within the GCG segment were greater than their respective carrying values as of December 31, 2008, so no goodwill impairment was recorded for these reporting units.  Reasonable changes in the assumptions used to determine these fair values would not have resulted in goodwill impairments in any of these reporting units.

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

Due to increased uncertainty of future cash flows because of the continued impact of the secular declines in the film and photofinishing industries, the Company evaluated the long-lived assets of FPEG’s film business and paper and output systems business for impairment as of September 30, 2009.  Based on this evaluation, the Company concluded that there were no impairments within these asset groups.

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

INCOME TAXES

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of operating losses, credit carryforwards and temporary differences between the carrying amounts and tax basis of the Company's assets and liabilities.  The

Company records a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized.  The Company has considered forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which the Company operates and prudent and feasible tax planning strategies in determining the need for these valuation allowances.  As of December 31, 2009, the Company has net deferred tax assets before valuation allowances of approximately $2.8 billion and a valuation allowance related to those net deferred tax assets of approximately $2.1 billion, resulting in net deferred tax assets of approximately $700 million.  If the Company were to determine that it would not be able to realize a portion of its net deferred tax assets in the future, for which there is currently no valuation allowance, an adjustment to the net deferred tax assets would be charged to earnings in the period such determination was made.  Conversely, if the Company were to make a determination that it is more likely than not that deferred tax assets, for which there is currently a valuation allowance, would be realized, the related valuation allowance would be reduced and a benefit to earnings would be recorded.

The Company’s tax provision (benefit) considers the impact of undistributed earnings of subsidiary companies outside of the U.S.  Deferred taxes have not been provided for the potential remittance of such undistributed earnings, as it is the Company’s policy to indefinitely reinvest its retained earnings.  However, from time to time and to the extent that the Company can repatriate overseas earnings on essentially a tax-free basis, the Company's foreign subsidiaries will pay dividends to the U.S.

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

PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company’s defined benefit pension and other postretirement benefit costs and obligations are dependent on the Company's key assumptions.  These assumptions, which are reviewed at least annually by the Company, include the discount rate, long-term expected rate of return on plan assets (“EROA”), salary growth, healthcare cost trend rate and other economic and demographic factors.  Actual results that differ from our assumptions are recorded as unrecognized gains and losses and are amortized to earnings over the estimated future service period of the active participants in the plan or, if almost all of a plan’s participants are inactive, the average remaining lifetime expectancy of inactive participants, to the extent such total net unrecognized gains and losses exceed 10% of the greater of the plan's projected benefit obligation or the calculated value of plan assets.  Significant differences in actual experience or significant changes in future assumptions would affect the Company’s pension and other postretirement benefit costs and obligations.

The EROA assumption is based on a combination of formal asset and liability studies that include forward-looking return expectations, given the current asset allocation.  The EROA, once set, is applied to the calculated value of plan assets in the determination of the expected return component of the Company’s pension income or expense.  The Company uses a calculated value of plan assets, which recognizes changes in the fair value of assets over a four-year period, to calculate expected return on assets.  At December 31, 2009, the calculated value of the assets of the major U.S. defined benefit pension plan (the Kodak Retirement Income Plan “KRIP”) was approximately $5.6 billion and the fair value was approximately $4.6 billion.  Asset gains and losses that are not yet reflected in the calculated value of plan assets are not included in amortization of unrecognized gains and losses until they are recognized as a part of the calculated value of plan assets.

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

During the fourth quarter of 2008, the Kodak Retirement Income Plan Committee (“KRIPCO,” the committee that oversees KRIP) reevaluated certain portfolio positions relative to current market conditions and accordingly approved a change to the portfolio to reduce risk associated with the volatility in the financial markets.  The Company originally assumed an 8.0% EROA for 2009 for the KRIP based on these changes and the resulting asset allocation at December 31, 2008.  During the first quarter of 2009, as intended, KRIPCO again approved a change in the asset allocation for the KRIP.  A new asset and liability study was completed and resulted in an 8.75% EROA.  As the KRIP was remeasured as of March 31, 2009, the Company’s long term assumption for EROA for the remainder of 2009 was updated at that time to reflect the change in asset allocation.  Certain of the Company’s other pension plans also adjusted asset positions during the fourth quarter of 2008.  EROA assumptions for 2009 for those plans were similarly based on these changes and the resulting asset allocations as of the end of the year.  As with the KRIP, the asset allocations for certain of the Company’s other pension plans were reassessed during 2009 and updated.   Asset and liability studies were therefore completed for those plans during 2009.  EROA assumptions for 2010 for those plans were updated accordingly.

Generally, the Company bases the discount rate assumption for its significant plans on high quality corporate bond yields in the respective countries as of the measurement date.  Specifically, for its U.S. and Canada plans, the Company determines a discount rate using a cash flow model to incorporate the expected timing of benefit payments and an AA-rated corporate bond yield curve.  For the Company's U.S. plans, the Citigroup Above Median Pension Discount Curve is used.  For the Company’s other non-U.S. plans, the discount rates are determined by comparison to published local high quality bond yields or indices considering estimated plan duration and removing any outlying bonds, as warranted.

The salary growth assumptions are determined based on the Company’s long-term actual experience and future and near-term outlook.  The healthcare cost trend rate assumptions are based on historical cost and payment data, the near-term outlook and an assessment of the likely long-term trends.

The following table illustrates the sensitivity to a change to certain key assumptions used in the calculation of expense for the year ending December 31, 2010 and the projected benefit obligation (“PBO”) at December 31, 2009 for the Company's major U.S. and non-U.S. defined benefit pension plans:

(in millions)	Impact on 2010 Pre-Tax Pension Expense Increase (Decrease)		Impact on PBO December 31, 2009 Increase (Decrease)

	U.S.	Non-U.S.	U.S.	Non-U.S.

Change in assumption:
25 basis point decrease in discount rate	$(3)	$5	$116	$126
25 basis point increase in discount rate	3	(4)	(108)	(117)
25 basis point decrease in EROA	14	7	N/A	N/A
25 basis point increase in EROA	(14)	(7)	N/A	N/A

Total pension income from continuing operations before special termination benefits, curtailments, and settlements for the major funded and unfunded defined benefit pension plans in the U.S. is expected to increase from $134 million in 2009 to $164 million in 2010, due primarily to lower interest cost.  Pension expense from continuing operations before special termination benefits, curtailments and settlements for the major funded and unfunded non-U.S. defined benefit pension plans is projected to increase from $2 million in 2009 to $18 million in 2010, which is primarily attributable to lower discount rates and higher inflation.  Absent a recovery of asset values, net pension income will decline in future years.

Additionally, due to changes in plan design, the Company expects the expense, before curtailment and settlement gains and losses of its major other postretirement benefit plans to decrease to approximately $26 million in 2010 as compared with $44 million for 2009.

ENVIRONMENTAL COMMITMENTS

Environmental liabilities are accrued based on undiscounted estimates of known environmental remediation responsibilities.  The liabilities include accruals for sites owned or leased by the Company, sites formerly owned or leased by the Company, and other third party sites where the Company was designated as a potentially responsible party (“PRP”).  The amounts accrued for such sites are based on these estimates, which are determined using the ASTM Standard E 2137-06, “Standard Guide for Estimating Monetary Costs and Liabilities for Environmental Matters.”  The overall method includes the use of a probabilistic model that forecasts a range of cost estimates for the remediation required at individual sites.  The Company’s estimate includes equipment and operating costs for investigations, remediation and long-term monitoring of the sites.  Such estimates may be affected by changing determinations of what constitutes an environmental liability or an acceptable level of remediation.  The Company’s estimate of its environmental liabilities may also change if the proposals to regulatory agencies for desired methods and outcomes of remediation are viewed as not acceptable, or additional exposures are identified.  The Company has an ongoing monitoring and identification process to assess how activities, with respect to the known exposures, are progressing against the accrued cost estimates, as well as to identify other potential remediation issues that are presently unknown.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See Note 1, “Significant Accounting Policies,” in the Notes to Financial Statements in Item 8.

KODAK OPERATING MODEL AND REPORTING STRUCTURE

For 2009, the Company had three reportable segments: Consumer Digital Imaging Group (“CDG”), Film, Photofinishing and Entertainment Group (“FPEG”), and Graphic Communications Group (“GCG”).  Within each of the Company’s reportable segments are various components, or Strategic Product Groups (“SPGs”).  Throughout the remainder of this document, references to the segments’ SPGs are indicated in italics.  The balance of the Company's continuing operations, which individually and in the aggregate do not meet the criteria of a reportable segment, are reported in All Other.  A description of the segments is as follows:

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

All Other:  All Other is composed of the Company’s display business and other small, miscellaneous businesses.  In December 2009, the Company sold assets of its display business called OLED.

DETAILED RESULTS OF OPERATIONS
Net Sales from Continuing Operations by Reportable Segment and All Other (1)

	For the Year Ended December 31,
(in millions)	2009	Change	Foreign Currency Impact	2008	Change	Foreign Currency Impact	2007

Consumer Digital Imaging Group
Inside the U.S.	$1,618	-11%	0%	$1,811	-10%	0%	$2,012
Outside the U.S.	1,001	-22	-4	1,277	+3	+3	1,235
Total Consumer Digital Imaging Group	2,619	-15	-2	3,088	-5	+1	3,247

Film, Photofinishing and Entertainment Group
Inside the U.S.	508	-39	0	835	-21	0	1,054
Outside the U.S.	1,749	-19	-4	2,152	-17	+3	2,578
Total Film, Photofinishing and Entertainment Group	2,257	-24	-3	2,987	-18	+2	3,632

Graphic Communications Group
Inside the U.S.	831	-20	0	1,036	-12	0	1,178
Outside the U.S.	1,895	-18	-3	2,298	+3	+5	2,235
Total Graphic Communications Group	2,726	-18	-2	3,334	-2	+3	3,413

All Other
Inside the U.S.	5			7			10
Outside the U.S.	(1)			-			(1)
Total All Other	4			7			9

Consolidated
Inside the U.S.	2,962	-20	0	3,689	-13	0	4,254
Outside the U.S.	4,644	-19	-4	5,727	-5	+4	6,047
Consolidated Total	$7,606	-19%	-2%	$9,416	-9%	+2%	$10,301

(1)Sales are reported based on the geographic area of destination.

(Loss) Earnings from Continuing Operations Before Interest Expense, Other Income (Charges), Net and Income Taxes by Reportable Segment and All Other

	For the Year Ended December 31,
(in millions)	2009	Change	2008	Change	2007

Consumer Digital Imaging Group	$35	+120%	$(177)	-941%	$(17)
Film, Photofinishing and Entertainment Group	159	-19	196	-30	281
Graphic Communications Group	(42)	-235	31	-70	104
All Other	(13)	+24	(17)	+32	(25)
Total of segments	139	+321	33	-90	343
Restructuring costs, rationalization and other	(258)		(149)		(662)
Postemployment benefit changes	-		94		-
Other operating income (expenses), net	88		(766)		96
Adjustments to contingencies and legal reserves/settlements	3		(33)		(7)
Interest expense	(119)		(108)		(113)
Other income (charges), net	30		55		86
Loss from continuing operations before income taxes	$(117)	+87%	$(874)	-240%	$(257)

2009 COMPARED WITH 2008
RESULTS OF OPERATIONS - CONTINUING OPERATIONS

CONSOLIDATED

(in millions)	For the Year Ended
	December 31,
	2009	% of Sales	2008	% of Sales	Increase / (Decrease)	% Change

Net sales	$7,606		$9,416		$(1,810)	-19%
Cost of goods sold	5,838		7,247		(1,409)	-19%
Gross profit	1,768	23.2%	2,169	23.0%	(401)	-18%
Selling, general and administrative expenses	1,302	17%	1,606	17%	(304)	-19%
Research and development costs	356	5%	478	5%	(122)	-26%
Restructuring costs, rationalization and other	226		140		86	61%
Other operating (income) expenses, net	(88)		766		(854)	111%
Loss from continuing operations before interest expense, other income (charges), net and income taxes	(28)	0%	(821)	-9%	793	97%
Interest expense	119		108		11	10%
Other income (charges), net	30		55		(25)	-45%
Loss from continuing operations before income taxes	(117)		(874)		757	87%
Provision (benefit) for income taxes	115		(147)		262	-178%
Loss from continuing operations	(232)	-3%	(727)	-8%	495	68%
Earnings from discontinued operations, net of income taxes	17		285		(268)	-94%
Extraordinary item, net of tax	6		-		6
NET LOSS	(209)		(442)		233
Less: Net earnings attributable to noncontrolling interests	(1)		-		(1)
NET LOSS ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$(210)		$(442)		$232	52%

	For the Year Ended
	December 31,		Change vs. 2008
	2009 Amount	Change vs. 2008	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Total net sales	$7,606	-19.2%	-14.5%	-2.5%	-2.2%	n/a

Gross profit margin	23.2%	0.2pp	n/a	-3.6pp	-1.3pp	5.1pp

Revenues

For the year ended December 31, 2009, net sales decreased compared with 2008 primarily due to volume declines within all three segments driven by lower demand likely as a result of the global economic slowdown which began in the fourth quarter of 2008, particularly within Digital Capture and Devices in the CDG segment and Prepress Solutions in the GCG segment, as well as continued secular declines in Traditional Photofinishing and Film Capture in the FPEG segment.  Foreign exchange negatively impacted sales across all three segments, due to a stronger U.S. dollar.  Unfavorable price/mix was primarily driven by Digital Capture and Devices within CDG, Entertainment Imaging within FPEG, and Prepress Solutions within GCG.

Gross Profit

Gross profit dollars declined in 2009, primarily due to unfavorable price/mix, which impacted all segments but was most prominent in CDG, lower sales volumes as discussed above, and unfavorable foreign exchange.  These items were partially offset by cost improvements, largely driven by ongoing cost reduction efforts within CDG and FPEG, and lower benefit costs as a result of amendments made in the third quarter of 2008 to certain of the Company’s U.S. postemployment benefit plans.  Gross profit margin as a percentage of sales increased slightly from prior year, as unfavorable price/mix (primarily within CDG) and unfavorable foreign exchange impacts (across all segments) were more than offset by lower manufacturing and other costs for the Company.

Included in gross profit for the current year were non-recurring intellectual property licensing agreements within Digital Capture and Devices in the CDG segment.  These licensing agreements contributed approximately 5.7% of consolidated revenue to consolidated gross profit dollars in 2009, as compared with 2.4% of consolidated revenue to consolidated gross profit dollars for non-recurring agreements in 2008.  The Company expects to secure other new licensing agreements, the timing and amounts of which are difficult to predict. These types of arrangements provide the Company with a return on portions of its R&D investments, and new licensing opportunities are expected to have a continuing impact on the results of operations.

Selling, General and Administrative Expenses

The decrease in consolidated selling, general and administrative expenses (SG&A) was a result of company-wide cost reduction actions implemented in 2009 in response to current economic conditions.

Research and Development Costs

The decrease in consolidated research and development (R&D) costs was a result of focused cost reduction efforts.

Restructuring Costs, Rationalization and Other

These costs, as well as the restructuring and rationalization-related costs reported in cost of goods sold, are discussed under the "RESTRUCTURING COSTS, RATIONALIZATION AND OTHER" section.

Other Operating (Income) Expenses, Net

The other operating (income) expenses, net category includes gains and losses on sales of assets and businesses and certain impairment charges. The current year amount primarily reflects a gain of approximately $100 million on the sale of assets of the Company’s organic light emitting diodes (OLED) group. The prior year amount primarily reflects a $785 million goodwill impairment charge related to the GCG business.

In November 2009, the Company agreed to terminate its patent infringement litigation with LG Electronics, Inc., LG Electronics USA, Inc., and LG Electronics Mobilecomm USA, Inc., entered into a technology cross license agreement with LG Electronics, Inc. and agreed to sell assets of its OLED group to Global OLED Technology LLC, an entity established by LG Electronics, Inc., LG Display Co., Ltd. and LG Chem, Ltd. As the transactions were entered into in contemplation of one another, in order to reflect the asset sale separately from the licensing transaction, the total consideration was allocated between the asset sale and the licensing transaction based on the estimated fair value of the assets sold. Fair value of the assets sold was estimated using other competitive bids received by the Company. Accordingly, $100 million of the proceeds was allocated to the asset sale. The remaining gross proceeds of $414 million were allocated to the licensing transaction and reported in net sales of the CDG segment.

Interest Expense

The increase in interest expense in 2009 compared with 2008 was primarily due to the issuances in the third quarter of 2009 of $300 million aggregate principal amount of 10.5% Senior Secured Notes due 2017 and $400 million aggregate principal amount of 7% Convertible Senior Notes due 2017.

Other Income (Charges), Net

The other income (charges), net category primarily includes interest income, income and losses from equity investments, and foreign exchange gains and losses.  The decrease in other income (charges), net was primarily attributable to a decrease in interest income due to lower interest rates and lower cash balances in the year 2009 as compared with 2008, partially offset by the favorable impact of legal settlements in the current year.

Income Tax Provision (Benefit)

(dollars in millions)	For the Year Ended
	December 31,
	2009	2008
Loss from continuing operations before income taxes	$(117)	$(874)
Provision (benefit) for income taxes	$115	$(147)
Effective tax rate	(98.3)%	16.8%

The change in the Company’s effective tax rate from continuing operations is primarily attributable to: (1) a benefit recognized upon the receipt in 2008 of the interest portion on an IRS tax refund, (2) a pre-tax goodwill impairment charge of $785 million that resulted in a tax benefit of only $4 million due to a full valuation allowance in the U.S. and limited amount of tax deductible goodwill that existed as of December 31, 2008, (3) losses generated in the U.S. and in certain jurisdictions outside the U.S. that were not benefited due to management’s conclusion that it was not more likely than not that the tax benefits would be realized, (4) the impact of previously established valuation allowances in jurisdictions with current earnings, (5) the mix of earnings from operations outside the U.S., (6) withholding taxes related to a non-recurring licensing agreement entered into in 2009; and (7) changes in audit reserves and settlements.

CONSUMER DIGITAL IMAGING GROUP

(dollars in millions)	For the Year Ended
	December 31,
	2009	% of Sales	2008	% of Sales	Increase / (Decrease)	% Change

Total net sales	$2,619		$3,088		$(469)	-15%
Cost of goods sold	1,955		2,495		(540)	-22%
Gross profit	664	25.4%	593	19.2%	71	12%
Selling, general and administrative expenses	483	18%	565	18%	(82)	-15%
Research and development costs	146	6%	205	7%	(59)	-29%
Earnings (loss) from continuing operations before interest expense, other income (charges), net and income taxes	$35	1%	$(177)	-6%	$212	120%

	For the Year Ended
	December 31,		Change vs. 2008
	2009 Amount	Change vs. 2008	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Total net sales	$2,619	-15.2%	-10.6%	-2.9%	-1.7%	n/a

Gross profit margin	25.4%	6.2pp	n/a	-7.3pp	-1.4pp	14.9pp

Revenues

CDG’s 2009 performance reflects the global economic downturn which began in the fourth quarter of 2008.  The demand for many of the consumer products within the CDG portfolio is discretionary in nature and consumer discretionary spending remains weak, leading to declines in CDG revenues for the year ended December 31, 2009.

Net sales of Digital Capture and Devices, which includes consumer digital still and video cameras, digital picture frames, accessories, memory products, and intellectual property royalties, decreased 21% in the year ended December 31, 2009 as compared with the prior year, primarily reflecting lower volumes of digital cameras and digital picture frames as a result of continuing weakness in consumer demand.  Unfavorable price/mix and foreign exchange also contributed to the decline in sales.

Net sales of Retail Systems Solutions, which includes kiosks and related media and APEX drylab systems, decreased 6% in the year ended December 31, 2009, driven by unfavorable foreign exchange and price/mix, and lower volumes.  Partially offsetting equipment volume declines were media volume increases, primarily due to increased demand outside the U.S.  The Company and one of its significant Retail Systems Solutions customers will not renew a contract that expired on September 30, 2009.  The Company plans to replace a significant portion of this volume of business, although the timing and extent is uncertain.  The Company believes this will not have a material impact on its future cash flows or liquidity.

Net sales of Consumer Inkjet Systems, which includes inkjet printers and related consumables, increased 57% due to higher volumes for printers and ink cartridges, and favorable price/mix, partially offset by unfavorable foreign exchange and media volume declines.  The volume increases experienced by the Company during the economic downturn significantly outpaced the consumer printing industry, which management believes are reflective of favorable consumer response to the Company’s unique value proposition.

Gross Profit

The increase in gross profit, both in dollars and as a percentage of sales, for CDG was primarily attributable to significantly lower product costs versus prior year, particularly within Consumer Inkjet Systems and Digital Capture and Devices.  Partially offsetting these improvements were unfavorable price/mix, largely related to digital cameras and digital picture frames, and unfavorable foreign exchange.

Included in gross profit for the current year were non-recurring intellectual property licensing agreements within Digital Capture and Devices.  These licensing agreements contributed approximately 16.6% of segment revenue to segment gross profit dollars in 2009, as compared with 7.4% of segment revenue to segment gross profit dollars for non-recurring agreements in 2008.  The Company expects to secure other new licensing agreements, the timing and amounts of which are difficult to predict. These types of arrangements provide the Company with a return on portions of its R&D investments, and new licensing opportunities are expected to have a continuing impact on the results of operations.

A technology cross license was entered into in January 2010, and became effective in February 2010, with Samsung Electronics Co., Ltd. The Company received a non-refundable payment in December 2009 of $100 million, before applicable withholding taxes, as a deposit towards this license. The license calls for additional payments totaling $450 million throughout 2010, which will be reduced by applicable withholding taxes.  No amount related to this agreement has been recorded as revenue for 2009.

Selling, General and Administrative Expenses

The decrease in SG&A expenses for CDG was primarily driven by focused cost reduction actions implemented in 2009 to respond to the current economic conditions, partially offset by increased advertising expense within Consumer Inkjet Systems related to the introduction of new models and geographic expansion of product offerings.

Research and Development Costs

The decrease in R&D costs for CDG was primarily attributable to lower spending related to Consumer Inkjet Systems, resulting from the movement of product offerings from the development phase into the market introduction and growth phases, as well as portfolio rationalization within Digital Capture and Devices and Imaging Sensors.

FILM, PHOTOFINISHING AND ENTERTAINMENT GROUP

(dollars in millions)	For the Year Ended
	December 31,
	2009	% of Sales	2008	% of Sales	Increase / (Decrease)	% Change

Total net sales	$2,257		$2,987		$(730)	-24%
Cost of goods sold	1,775		2,335		(560)	-24%
Gross profit	482	21.4%	652	21.8%	(170)	-26%
Selling, general and administrative expenses	290	13%	407	14%	(117)	-29%
Research and development costs	33	1%	49	2%	(16)	-33%
Earnings from continuing operations before interest expense, other income (charges), net and income taxes	$159	7%	$196	7%	$(37)	-19%

	For the Year Ended
	December 31,		Change vs. 2008
	2009 Amount	Change vs. 2008	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Total net sales	$2,257	-24.4%	-18.7%	-2.9%	-2.8%	n/a

Gross profit margin	21.4%	-0.4pp	n/a	-2.4pp	-1.9pp	3.9pp

Revenues

The decrease in net sales for FPEG was driven by revenue declines across all SPGs within the segment.

Traditional Photofinishing sales decreased 24% in 2009 as compared with 2008, primarily driven by volume declines resulting from the previously announced closure of the Qualex central lab operations in the U.S. and Canada at the end of March 2009.

Net sales of Film Capture decreased 38% compared with the prior year due to secular declines in the industry.

Net sales for Entertainment Imaging decreased 18% compared with the prior year, primarily reflecting lower volumes due to (1) the uncertainty around the Screen Actors’ Guild contract, which expired in June 2008 and was not replaced until June 2009, (2) the impact of the current economic climate on film makers, resulting in lower film production and the use of digital technology, as expected, and (3) industry shifts in film release strategies and distribution.  Entertainment Imaging revenues were also impacted by unfavorable foreign exchange and price/mix.

Gross Profit

The decrease in FPEG gross profit in both dollars and as a percentage of sales was primarily driven by lower sales volumes as mentioned above, unfavorable price/mix within Entertainment Imaging, and unfavorable foreign exchange across all SPGs.  This was partially offset by lower benefit costs as a result of amendments made in the third quarter of 2008 to certain of the Company’s U.S. postemployment benefit plans, as well as lower raw material costs.

Selling, General and Administrative Expenses

The decline in SG&A expenses for FPEG was attributable to focused cost reduction actions implemented in 2009 in response to economic conditions, as well as lower postemployment benefit costs and the aforementioned closure of Qualex operations in the U.S. and Canada.

Research and Development Costs

The decrease in R&D costs was due to focused cost reductions as well as lower postemployment benefit costs.

GRAPHIC COMMUNICATIONS GROUP

(dollars in millions)	For the Year Ended
	December 31,
	2009	% of Sales	2008	% of Sales	Increase / (Decrease)	% Change

Total net sales	$2,726		$3,334		$(608)	-18%
Cost of goods sold	2,073		2,445		(372)	-15%
Gross profit	653	24.0%	889	26.7%	(236)	-27%
Selling, general and administrative expenses	524	19%	637	19%	(113)	-18%
Research and development costs	171	6%	221	7%	(50)	-23%
(Loss) earnings from continuing operations before interest expense, other income (charges), net and income taxes	$(42)	-2%	$31	1%	$(73)	-235%

	For the Year Ended
	December 31,		Change vs. 2008
	2009 Amount	Change vs. 2008	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Total net sales	$2,726	-18.2%	-14.5%	-1.7%	-2.0%	n/a

Gross profit margin	24.0%	-2.7pp	n/a	-1.1pp	-0.8pp	-0.8pp

Revenues

GCG’s 2009 revenue declines likely reflect the impact of ongoing global economic uncertainties, which depressed global print demand and associated capital investments in the printing industry.

The decrease in GCG net sales for 2009 was driven by volume declines and unfavorable foreign exchange across all SPGs. Unfavorable price/mix, primarily within Prepress Solutions and Digital Printing Solutions, reflects both a shift in demand toward products requiring lower levels of customer investment and increased price pressures in commercial printing due to the economic downturn in the industry, partially offset by favorable price/mix within Document Imaging.

Net sales of Prepress Solutions decreased 20%, primarily driven by volume declines, with unfavorable price/mix and foreign exchange also contributing to the overall decrease in revenues.  The volume decreases were largely attributable to the decline in worldwide print demand, which reduced demand for plate consumables and prepress equipment.

Net sales of Digital Printing Solutions decreased 12%, as price/mix, volume, and foreign exchange were all unfavorable.  For equipment revenues within the SPG, unfavorable volumes were driven by color electrophotographic equipment, while unfavorable price/mix was largely attributable to commercial inkjet equipment.  For consumables revenues within the SPG, commercial inkjet and black and white electrophotographic performance was driven by volume declines, partially offset by favorable price/mix.  Favorable color electrophotographic consumable volumes were offset by unfavorable price/mix.  Equipment and consumable performance was impacted by decreased capital investment levels in an uncertain economy and the worldwide decline in print demand, which drove a shift in equipment placements toward lower-priced models and increased competitive pricing.

Net sales of Document Imaging decreased 10%, driven by lower volumes and unfavorable foreign exchange, partially offset by favorable price/mix in the scanner product lines.  The volume declines were largely attributable to decreased demand for scanning and imaging products and services associated with delays in upgrades of scanning capacity, partially offset by sales stemming from the acquisition of the scanner division of BÖWE BELL + HOWELL, which closed in the third quarter of 2009.

Net sales of Enterprise Solutions decreased 36%, primarily due to volume declines in sales of workflow software and print controllers as a result of fewer prepress and digital printing equipment placements.

Gross Profit

Gross profit dollars declined across all SPGs in the GCG segment.  All SPGs in the segment also experienced a decrease in gross profit as a percentage of sales except for Document Imaging, as favorable price/mix in the scanner product lines offset unfavorable foreign exchange and increased costs.  The decline in global print demand negatively impacted equipment and consumables sales volumes, driving down gross profit dollars while also leading the Company to reduce its production levels.  This resulted in lower levels of factory cost absorption, and lower utilization of service personnel.  This impact was most pronounced in Prepress Solutions and Enterprise Solutions.  Constrained demand drove increased price pressures in the industry as capital investments continue to be depressed, driving unfavorable price/mix in Digital Printing Solutions.  These declines were partially offset by reduced aluminum commodity costs, and cost reductions driven by product portfolio rationalization.

Selling, General and Administrative Expenses

The decrease in SG&A expenses for GCG was primarily attributable to focused cost reduction actions implemented in 2009 in response to economic conditions.

Research and Development Costs

The decrease in R&D costs for GCG was largely driven by a rationalization and refocusing of investments.

RESULTS OF OPERATIONS – DISCONTINUED OPERATIONS

Total Company earnings from discontinued operations for the year ended December 31, 2009 and 2008 of $17 million and $285 million, respectively, include a benefit for income taxes of $8 million and $288 million, respectively.

Earnings from discontinued operations in 2009 were primarily driven by the reversal of certain foreign tax reserves which had been recorded in conjunction with the divestiture of the Health Group in 2007.

Earnings from discontinued operations in 2008 were primarily driven by a tax refund that the Company received from the U.S. Internal Revenue Service.  The refund was related to the audit of certain claims filed for tax years 1993-1998.  A portion of the refund related to past federal income taxes paid in relation to the 1994 sale of a subsidiary, Sterling Winthrop Inc., which was reported in discontinued operations.  Refer to Note 15, “Income Taxes,” in the Notes to Financial Statements for further discussion of the tax refund.

For a detailed discussion of the components of discontinued operations, refer to Note 22, “Discontinued Operations,” in the Notes to Financial Statements.

EXTRAORDINARY GAIN

The terms of the purchase agreement of the 2004 acquisition of NexPress Solutions LLC called for additional consideration to be paid by the Company if sales of certain products exceeded a stated minimum number of units sold during a five-year period following the close of the transaction.  In May 2009, the earn-out period lapsed with no additional consideration required to be paid by the Company.  Negative goodwill, representing the contingent consideration obligation of $17 million, was therefore reduced to zero.  The reversal of negative goodwill reduced Property, plant and equipment, net by $2 million and Research and development expense by $7 million and resulted in an extraordinary gain of $6 million, net of tax, during the year ended December 31, 2009.

NET LOSS ATTRIBUTABLE TO EASTMAN KODAK COMPANY

The Company’s consolidated net loss attributable to Eastman Kodak Company for 2009 was $210 million, or a loss of $0.78 per basic and diluted share, as compared with a net loss attributable to Eastman Kodak Company for 2008 of $442 million, or a loss of $1.57 per basic and diluted share, representing an improvement in earnings of $232 million.  This improvement in earnings is attributable to the reasons outlined above.

2008 COMPARED WITH 2007

RESULTS OF OPERATIONS - CONTINUING OPERATIONS

CONSOLIDATED

(in millions)	For the Year Ended
	December 31,
	2008	% of Sales	2007	% of Sales	Increase / (Decrease)	% Change

Net sales	$9,416		$10,301		$(885)	-9%
Cost of goods sold	7,247		7,757		(510)	-7%
Gross profit	2,169	23.0%	2,544	24.7%	(375)	-15%
Selling, general and administrative expenses	1,606	17%	1,802	17%	(196)	-11%
Research and development costs	478	5%	525	5%	(47)	-9%
Restructuring costs and other	140		543		(403)	-74%
Other operating expenses (income), net	766		(96)		862	-898%
Loss from continuing operations before interest expense, other income (charges), net and income taxes	(821)	-9%	(230)	-2%	(591)	-257%
Interest expense	108		113		(5)	-4%
Other income (charges), net	55		86		(31)	-36%
Loss from continuing operations before income taxes	(874)		(257)		(617)	-240%
Benefit for income taxes	(147)		(51)		(96)	188%
Loss from continuing operations	(727)	-8%	(206)	-2%	(521)	-253%
Earnings from discontinued operations, net of income taxes	285		884		(599)	-68%
NET (LOSS) EARNINGS	(442)		678		(1,120)
Less: Net earnings attributable to noncontrolling interests	-		(2)		2
NET (LOSS) EARNINGS ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$(442)		$676		$(1,118)	-165%

	For the Year Ended
	December 31,		Change vs. 2007
	2008 Amount	Change vs. 2007	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Total net sales	$9,416	-8.6%	-4.4%	-6.4%	2.2%	n/a

Gross profit margin	23.0%	-1.7pp	n/a	-5.5pp	0.2pp	3.6pp

Revenues

For the year 2008, net sales decreased by 9% compared with 2007 due primarily to the significant economic deterioration in the fourth quarter in which the Company’s revenues were 24% lower than in the prior year quarter.  The impact of the downturn was particularly severe to the Company because of the normal seasonality of its sales, which are typically highest in the last four months of the year.  For the full year, the downturn led to unfavorable price/mix across all segments and accelerated volume declines in Film Capture and Traditional Photofinishing within FPEG.  These declines were partially offset by volume increases in CDG, and Document Imaging within GCG, and favorable foreign exchange across all segments.  Within CDG, Digital Capture and Devices and Consumer Inkjet Systems experienced significant increases in volume in 2008, primarily related to new product introductions in 2007 and throughout 2008.

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

In the first quarter of 2008, the Company performed an updated analysis of expected industry-wide declines in the traditional film and paper businesses and its useful lives on related assets.  Based on additional experience in the secular decline in these product groups, the Company assessed that overall film demand had declined but at a slower rate than anticipated in 2005, notably in the motion picture films category, which accounts for a substantial portion of the manufacturing asset utilization in the film business.  In addition, the demand declines in the Company’s paper business have not been as extensive as assumed in 2005.  As a result, the Company revised the useful lives of certain existing production machinery and equipment, and manufacturing-related buildings effective January 1, 2008.  These assets, which were previously set to fully depreciate by mid-2010, are now being depreciated with estimated useful lives ending from 2011 to 2015.  The change in useful lives reflects the Company’s estimate of future periods to be benefited from the use of the property, plant, and equipment.  As a result of these changes, for full year 2008 the Company reduced depreciation expense by approximately $107 million, of which approximately $95 million benefited loss from continuing operations before income taxes.  The net impact of the change in estimate to loss from continuing operations for the year ended December 31, 2008 was a reduced loss of $93 million, or $.33 on a fully-diluted loss per share basis.

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

Postemployment Benefit Plan Changes

In the third quarter of 2008, the Company amended certain of its U.S. postemployment benefits effective as of January 1, 2009.  As a result of these plan changes, curtailment and other gains of $94 million were recognized in the third quarter of 2008.  The gains are reflected in the Consolidated Statement of Operations as follows: $48 million in cost of goods sold, $27 million in SG&A, and $19 million in R&D.  The impact of these gains is not reflected in segment results.  Refer to Note 18, “Other Postretirement Benefits,” and Note 24, “Segment Information,” in the Notes to Financial Statements.

Restructuring Costs, Rationalization and Other

These costs, as well as the restructuring and rationalization-related costs reported in cost of goods sold, are discussed under the "RESTRUCTURING COSTS, RATIONALIZATION AND OTHER" section.

Other Operating Expenses (Income), Net

The Other operating expenses (income), net category includes gains and losses on sales of capital assets and businesses, and goodwill and other long-lived asset impairment charges.  The year-over-year change in Other operating expenses (income), net was largely driven by the goodwill impairment charge of $785 million in 2008, as compared with significant one-time gains on sales of capital assets and businesses recognized in 2007.  Refer to Note 5, “Goodwill and Other Intangible Assets,” in the Notes to Financial Statements for more information on the 2008 charge.

Other Income (Charges), Net

The Other income (charges), net category includes interest income, income and losses from equity investments, and foreign exchange gains and losses.  The decrease in Other income (charges), net was primarily attributable to a decrease in interest income due to lower interest rates and lower cash balances in 2008 as compared with 2007.

Income Tax Benefit

(dollars in millions)	For the Year Ended
	December 31,
	2008	2007
Loss from continuing operations before income taxes	$(874)	$(257)
Benefit for income taxes	$(147)	$(51)
Effective tax rate	16.8%	19.8%

The change in the Company’s effective tax rate from continuing operations is primarily attributable to: (1) a benefit recognized upon the receipt in 2008 of the interest portion on an IRS tax refund, (2) losses generated in the U.S. and in certain jurisdictions outside the U.S. that were not benefited due to management’s conclusion that it was not more likely than not that the tax benefits would be realized, (3) a tax benefit recorded in continuing operations in 2007 for losses in certain jurisdictions due to the recognition of an offsetting tax expense on the pre-tax gain in discontinued operations, (4) the release or establishment of valuation allowances in certain jurisdictions outside the U.S., which are evaluated separately by jurisdiction and dependent on its specific circumstances,  (5) the mix of earnings from operations in jurisdictions outside the U.S., (6) adjustments for uncertain tax positions and tax audits, and (7) a pre-tax goodwill impairment charge of $785 million that resulted in a tax benefit of only $4 million due to a full valuation allowance in the U.S. and the limited amount of tax deductible goodwill that existed as of December 31, 2008.

CONSUMER DIGITAL IMAGING GROUP

(dollars in millions)	For the Year Ended
	December 31,
	2008	% of Sales	2007	% of Sales	Increase / (Decrease)	% Change

Total net sales	$3,088		$3,247		$(159)	-5%
Cost of goods sold	2,495		2,419		76	3%
Gross profit	593	19.2%	828	25.5%	(235)	-28%
Selling, general and administrative expenses	565	18%	603	19%	(38)	-6%
Research and development costs	205	7%	242	7%	(37)	-15%
Loss from continuing operations before interest expense, other income (charges), net and income taxes	$(177)	-6%	$(17)	-1%	$(160)	-941%

	For the Year Ended
	December 31,		Change vs. 2007
	2008 Amount	Change vs. 2007	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Total net sales	$3,088	-4.9%	8.6%	-14.6%	1.1%	n/a

Gross profit margin	19.2%	-6.3pp	n/a	-13.4pp	0.7pp	6.4pp

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

Included in gross profit was a non-recurring amendment of an intellectual property licensing agreement with an existing licensee and a new non-recurring intellectual licensing agreement.  The impact of these agreements contributed approximately 7.4% of segment revenue to segment gross profit dollars in 2008, as compared with 7.3% of segment revenue to segment gross profit dollars for non-recurring agreements in the prior year.  The new agreement also provides the Company with an opportunity for continued collaboration with the licensee.

The results also included approximately $126 million related to intellectual property licensing arrangements under which the Company’s continuing obligations were fulfilled as of December 31, 2008.  The Company expects to secure other new licensing agreements, the timing and amounts of which are difficult to predict. These types of arrangements provide the Company with a return on portions of its R&D investments, and new licensing opportunities are expected to have a continuing impact on the results of operations.

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

FILM, PHOTOFINISHING AND ENTERTAINMENT GROUP

(dollars in millions)	For the Year Ended
	December 31,
	2008	% of Sales	2007	% of Sales	Increase / (Decrease)	% Change

Total net sales	$2,987		$3,632		$(645)	-18%
Cost of goods sold	2,335		2,771		(436)	-16%
Gross profit	652	21.8%	861	23.7%	(209)	-24%
Selling, general and administrative expenses	407	14%	520	14%	(113)	-22%
Research and development costs	49	2%	60	2%	(11)	-18%
Earnings from continuing operations before interest expense, other income (charges), net and income taxes	$196	7%	$281	8%	$(85)	-30%

	For the Year Ended
	December 31,		Change vs. 2007
	2008 Amount	Change vs. 2007	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Total net sales	$2,987	-17.8%	-18.6%	-1.3%	2.1%	n/a

Gross profit margin	21.8%	-1.9pp	n/a	-2.1pp	0.3pp	-0.1pp

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

GRAPHIC COMMUNICATIONS GROUP

(dollars in millions)	For the Year Ended
	December 31,
	2008	% of Sales	2007	% of Sales	Increase / (Decrease)	% Change

Total net sales	$3,334		$3,413		$(79)	-2%
Cost of goods sold	2,445		2,438		7	0%
Gross profit	889	26.7%	975	28.6%	(86)	-9%
Selling, general and administrative expenses	637	19%	664	19%	(27)	-4%
Research and development costs	221	7%	207	6%	14	7%
Earnings from continuing operations before interest expense, other income (charges), net and income taxes	$31	1%	$104	3%	$(73)	-70%

	For the Year Ended
	December 31,		Change vs. 2007
	2008 Amount	Change vs. 2007	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Total net sales	$3,334	-2.3%	-1.6%	-4.1%	3.4%	n/a

Gross profit margin	26.7%	-1.9pp	n/a	-1.1pp	-0.6pp	-0.2pp

Revenues

GCG net sales decreased 2% in 2008 as compared with the prior year, driven by unfavorable price/mix and volume declines, partially offset by favorable foreign exchange.  Recent global financial market disruptions affected equipment placements across most product lines, and tightening credit availability resulted in deferrals of some orders taken earlier this year at the drupa tradeshow.  In addition, the decline in global print demand translated into decreased sales of consumables, especially in the second half of 2008.

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

Net worldwide sales of Document Imaging decreased 2% in 2008 compared with the prior year.  Unfavorable price/mix was partially offset by volume growth and favorable foreign exchange.  While volume grew in both the Production Scanner and Distributed Scanner categories, a shift toward low-page volume units in both categories drove unfavorable price/mix.

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

RESULTS OF OPERATIONS – DISCONTINUED OPERATIONS

Total Company earnings from discontinued operations for the year ended December 31, 2008 and 2007 of $285 million and $884 million, respectively, include a benefit for income taxes of $288 million and a provision for income taxes of $262 million, respectively.

Earnings from discontinued operations in 2008 were primarily driven by a tax refund that the Company received from the U.S. Internal Revenue Service.  The refund was related to the audit of certain claims filed for tax years 1993-1998.  A portion of the refund related to past federal income taxes paid in relation to the 1994 sale of a subsidiary, Sterling Winthrop Inc., which was reported in discontinued operations.  Refer to Note 15, “Income Taxes,” in the Notes to Financial Statements for further discussion of the tax refund.

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

NET (LOSS) EARNINGS ATTRIBUTABLE TO EASTMAN KODAK COMPANY

The Company’s consolidated net loss attributable to Eastman Kodak Company for 2008 was $442 million, or a loss of $1.57 per basic and diluted share, as compared with net earnings attributable to Eastman Kodak Company for 2007 of $676 million, or earnings of $2.35 per basic and diluted share, representing a decrease of $1,118 million or 165%.  This decrease is attributable to the reasons outlined above.

RESTRUCTURING COSTS, RATIONALIZATION AND OTHER

On December 17, 2008, the Company committed to a plan to implement a targeted cost reduction program (the 2009 Program) to more appropriately size the organization as a result of the current economic environment.  The program involved rationalizing selling, administrative, research and development, supply chain and other business resources in certain areas and consolidating certain facilities.  The execution of the 2009 Program began in January 2009.

In connection with the 2009 Program, the Company expected to incur total restructuring charges in the range of $250 million to $300 million, including $225 million to $265 million of cash related charges for termination benefits and other exit costs, and $25 million to $35 million of non-cash related accelerated depreciation and asset write-offs.  The Company recorded actual charges of $258 million, net of reversals, including $22 million of charges for accelerated depreciation and $10 million of charges for inventory write-downs, which were reported in Cost of goods sold in the accompanying Consolidated Statement of Operations for the year ended December 31, 2009.  The remaining costs incurred, net of reversals, of $226 million were reported as Restructuring costs, rationalization and other in the accompanying Consolidated Statement of Operations for the year ended December 31, 2009.  The severance and exit costs reserves require the outlay of cash, while long-lived asset impairments, accelerated depreciation and inventory write-downs represent non-cash items.   The charges, net of reversals, of $258 million recorded in 2009 included $69 million applicable to FPEG, $34 million applicable to CDG, $112 million applicable to GCG, and $43 million that was applicable to manufacturing, research and development, and administrative functions, which were shared across all segments.

The 2009 Program was expected to require expenditures from corporate cash in the range of $125 million to $175 million, as most of the termination benefits for U.S. employees are provided in the form of special retirement benefits (Special Termination Program (STP) benefits) payable from the Company’s over-funded U.S. pension plan.  Including cash expenditures related to rationalization actions in 2008 and prior, the total expenditures from corporate cash in 2009 for restructuring actions were expected to total $225 million to $275 million.  During the year ended December 31, 2009, the Company made actual cash payments of approximately $177 million related to restructuring and rationalization.

The majority of the actions contemplated by the 2009 Program were completed in the first half of 2009.  The 2009 Program was expected to result in employment reductions in the range of 2,000 to 3,000 positions when complete and yield annualized cash savings of $200 million to $250 million in 2009 and beyond.  The future annual cash savings of these actions are now expected to be approximately $245 million.  These savings are expected to reduce future cost of goods sold, SG&A, and R&D expenses by $95 million, $82 million, and $68 million, respectively.  The Company began realizing these savings in the first quarter of 2009, and expects the savings to be fully realized by the end of the second quarter of 2010 as most of the actions and severance payouts are completed.

When combined with rationalization actions taken in late 2008, the Company expected to reduce its worldwide employment by between 3,500 and 4,500 positions during 2009, approximately 14% to 18% of its total workforce, which was expected to generate annual cash savings in the range of $300 million to $350 million.  The future annual cash savings of these actions are now expected to be approximately $373 million.

For the year ended December 31, 2008, the Company incurred restructuring and rationalization charges, net of reversals, of $149 million.  The $149 million of restructuring and rationalization charges, net of reversals, included $6 million of costs related to accelerated depreciation, and $3 million of charges for inventory write-downs, which were reported in Cost of goods sold in the accompanying Consolidated Statement of Operations.  The remaining costs incurred, net of reversals, of $140 million were reported as Restructuring costs, rationalization and other in the accompanying Consolidated Statement of Operations for the year ended December 31, 2008.

For the year ended December 31, 2007, the Company incurred restructuring charges, net of reversals, of $685 million, all under the 2004-2007 Restructuring Program, including $23 million related to discontinued operations ($20 million of severance costs and $3 million of exit costs), and $662 million related to continuing operations ($107 million of accelerated depreciation, $12 million of inventory write-downs, $270 million of asset impairments, $144 million of severance costs, and $129 million of exit costs).  The Company substantially completed its 2004-2007 Restructuring Program as of December 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

2009

Cash Flow Activity

	For the Year Ended
(in millions)	December 31,
	2009	2008	Change
Cash flows from operating activities:
Net cash used in continuing operations	$(136)	$(128)	$(8)
Net cash provided by discontinued operations	-	296	(296)
Net cash (used in) provided by operating activities	(136)	168	(304)

Cash flows from investing activities:
Net cash used in continuing operations	(22)	(188)	166
Net cash provided by discontinued operations	-	-	-
Net cash used in investing activities	(22)	(188)	166

Cash flows from financing activities:
Net cash provided by (used in) continuing operations	33	(746)	779
Net cash provided by discontinued operations	-	-	-
Net cash provided by (used in) financing activities	33	(746)	779

Effect of exchange rate changes on cash	4	(36)	40

Net decrease in cash and cash equivalents	$(121)	$(802)	$681

Operating Activities

Net cash used in continuing operations from operating activities increased $8 million for the year ended December 31, 2009 as compared with the prior year.  Cash received in 2009 related to non-recurring licensing agreements, net of applicable withholding taxes, of $622 million, was $472 million higher than cash received in 2008 related to a non-recurring licensing agreement of $150 million.  Additionally, cash expended in 2008 for 2007 bonus programs of $95 million had no comparable amount paid in 2009 for 2008 bonus programs.  These benefits to cash flows from operating activities for 2009 were partially offset by the receipt of the interest portion of an IRS tax refund in 2008 of $275 million, with no comparable receipt in 2009.  The combination of these and other factors led to the use of cash in operating activities of $136 million in 2009, as compared with cash used on the same basis of $128 million in 2008.  Net cash provided by discontinued operations decreased $296 million in 2009 as compared with 2008 due primarily to the receipt of the refund of past federal income taxes referred to above.

Investing Activities

Net cash used in investing activities decreased $166 million for the year ended December 31, 2009 as compared with 2008 due primarily to a decline of $102 million in additions to properties and increased cash proceeds received from sales of assets and businesses of $64 million, primarily from the sale of assets of the Company’s OLED group.

Financing Activities

Net cash provided by financing activities increased $779 million for the year ended December 31, 2009 as compared with 2008 due primarily to approximately $650 million of net proceeds from two new debt issuances in 2009, of which $563 million was used to repurchase 2033 Convertible Senior Notes.  Also, scheduled debt repayments in 2008 were $250 million higher than in 2009, share repurchases were $301 million in 2008, for which there were no comparable payments in 2009, and dividend payments were $139 million in 2008, for which there were no comparable payments in 2009.

Sources of Liquidity

The Company believes that its current cash balance, combined with cash flows from operating activities and proceeds from sales of assets, will be sufficient to meet its anticipated needs, including working capital, capital investments, scheduled debt repayments, restructuring payments, and employee benefit plan payments or required plan contributions.  If the global economic weakness trends continue for a greater period of time than anticipated, or worsen, it could impact the Company's profitability and related cash generation capability and therefore, affect the Company’s ability to meet its anticipated cash needs.  Refer to Item 1A. of Part I, "Risk Factors."  In addition to its existing cash balance, the Company has financing arrangements, as described in more detail below under "Amended Credit Agreement," to facilitate unplanned timing differences between required expenditures and cash generated from operations or for unforeseen shortfalls in cash flows from operating activities.  The Company has not found it necessary to borrow against these financing arrangements over the past four years.

Depending on market conditions, the Company reserves the right to pursue opportunities that will further optimize its capital structure.

Refer to Note 8, "Short-Term Borrowings and Long-Term Debt," in the Notes to Financial Statements for further discussion of sources of liquidity, presentation of long-term debt, related maturities and interest rates as of December 31, 2009 and 2008.

Short-Term Borrowings

As of December 31, 2009, the Company and its subsidiaries, on a consolidated basis, maintained $511 million in committed bank lines of credit, which include $500 million under the Amended Credit Agreement and $11 million of other committed bank lines of credit, and $156 million in uncommitted bank lines of credit to ensure continued financial support through letters of credit, bank guarantees, and similar arrangements, and short-term borrowing capacity.  In addition, the $12 million aggregate principal amount of Convertible Senior Notes due 2033 (“2033 Convertible Notes”) are also included in Short-term borrowings and current portion of long-term debt on the accompanying Consolidated Statement of Financial Position.

Senior Secured Notes due 2017
On September 29, 2009, the Company issued (1) $300 million aggregate principal amount of 10.5% Senior Secured Notes, and (2) Warrants to purchase 40 million shares of the Company’s common stock at an exercise price of $5.50 per share.  The warrants are exercisable at the holder’s option at any time, in whole or in part, until September 29, 2017.

The Company received net proceeds of approximately $273 million ($300 million aggregate principal, less $12 million stated discount and $15 million placement fee and reimbursable costs.  The initial carrying value of the notes, net of unamortized discount, of approximately $193 million is being accreted up to the $300 million stated principal amount using the effective interest method over the 8-year term of the Senior Secured Notes.  Accretion of the principal will be reported as a component of interest expense.

Interest payments of approximately $30 million annually are payable semi-annually, on October 1 and April 1 of each year, beginning on April 1, 2010. Cash interest on the Senior Secured Notes will accrue at a rate of 10.0% per annum and Payment-in-Kind interest (“PIK
Interest”) will accrue at a rate of 0.5% per annum.  PIK Interest is accrued as an increase to the principal amount of the Senior Secured Notes and is to be paid at maturity in 2017.

The Indenture under the notes contains covenants limiting, among other things, the Company’s ability to (subject to certain exceptions): incur additional debt or issue certain preferred shares; pay dividends on or make other distributions in respect of the Company’s capital stock or make other restricted payments; make principal payments on, or purchase or redeem subordinated indebtedness prior to any scheduled principal payment or maturity; make certain investments; sell certain assets; create liens on assets; consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s assets; and enter into certain transactions with the Company’s affiliates.  The Company was in compliance with these covenants as of December 31, 2009.

Refer to Note 8, “Short-Term Borrowings and Long-Term Debt,” for redemption provisions, guarantees, events of default, and subordination and ranking of the Senior Secured Notes.

2017 Convertible Senior Notes
On September 23, 2009, the Company issued $400 million of aggregate principal amount of 7% convertible senior notes due April 1, 2017 (the “2017 Convertible Notes”).  The initial carrying value of the debt of $293 million will be accreted up to the $400 million stated principal amount using the effective interest method over the 7.5 year term of the notes.  Accretion of the principal will be reported as a component of interest expense.

The Company will pay interest of approximately $28 million annually.  Interest is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2010.

The 2017 Convertible Notes are convertible at an initial conversion rate of 134.9528 shares of the Company’s common stock per $1,000 principal amount of convertible notes (representing an initial conversion price of approximately $7.41 per share of common stock) subject to adjustment in certain circumstances.  Upon conversion, the Company shall deliver or pay, at its election, solely shares of its common stock or solely cash.  Holders of the 2017 Convertible Notes may require the Company to purchase all or a portion of the convertible notes at a price equal to 100% of the principal amount of the convertible notes to be purchased, plus accrued and unpaid interest, in cash, upon occurrence of certain fundamental changes involving the Company including, but not limited to, a change in ownership, consolidation or merger, plan of dissolution, or common stock delisting from a U.S. national securities exchange.

Under certain circumstances, the Company may redeem the 2017 Convertible Notes in whole or in part for cash at any time on or after October 1, 2014 and before October 1, 2016.  The redemption price will equal 100% of the principal amount of the Notes to be redeemed, plus any accrued and unpaid interest.

Refer to Note 8, “Short-Term Borrowings and Long-Term Debt,” for redemption provisions, ranking and subordination of the 2017 Convertible Notes, and events of default.

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

On September 17, 2009, the Borrowers, together with the Guarantors, further amended the Amended and Restated Credit Agreement with the Lenders and Citicorp USA, Inc. as agent, in order to allow collateral under this agreement to be pledged on a second-lien basis and for the Company to issue $700 million in aggregate principal amount of debt, the net proceeds of which would be used to repurchase its previously existing $575 million Convertible Senior Notes due 2033 as well as for other general corporate purposes.  The Amended and Restated Credit Agreement and Amendment No. 1 to the Amended and Restated Credit Agreement dated September 17, 2009 are collectively hereinafter referred to as the “Amended Credit Agreement.”  Pursuant to the terms of the Amended Credit Agreement, the Company deposited $575 million of the net proceeds of the two financing transactions discussed above in a cash collateral account to be used to fund the repurchase of the 2033 Convertible Notes.  During 2009, the Company repurchased $563 million of its Convertible Senior Notes due 2033.  As of December 31, 2009, approximately $12 million of the original $575 million is maintained in the cash collateral account and is considered restricted cash.

The Amended Credit Agreement provides for an asset-based revolving credit facility of up to $500 million, as further described below.  The letters of credit previously issued under the former Secured Credit Agreement continue under the Amended Credit Agreement.  Additionally, up to $100 million of the Company’s and its subsidiaries’ obligations to various Lenders under treasury management services, hedge or other agreements or arrangements are secured by the asset-based collateral under the Amended Credit Agreement.  The Amended Credit Agreement can be used for general corporate purposes.  The termination date of the Amended Credit Agreement with respect to the Lenders who agreed to the extension, and any future lenders, is March 31, 2012, and with respect to the other Lenders continues to be October 18, 2010.  As of December 31, 2009, approximately 75% of the facility amount has been extended to the 2012 termination date, and additional lenders may be added to increase this amount.

Advances under the Amended Credit Agreement will be available based on the Borrowers’ respective borrowing base from time to time.  The borrowing base is calculated based on designated percentages of eligible accounts receivable, inventory, machinery and equipment and, once mortgages are recorded, certain real property, subject to applicable reserves.  As of December 31, 2009, based on this borrowing base calculation and after deducting the face amount of letters of credit outstanding of $136 million and $100 million of collateral to secure other banking arrangements, the Company had $201 million available to borrow under the Amended Credit Agreement.

The Amended Credit Agreement provides that advances made from time to time will bear interest at applicable margins over the Base Rate, as defined, or the Eurodollar Rate.  The Company pays, on a quarterly basis, an annual fee ranging from 0.50% to 1.00% to the Lenders based on the unused commitments.

As of December 31, 2009, the Company had no debt for borrowed money outstanding under the Amended Credit Agreement, but had outstanding letters of credit of $136 million.  In addition to the letters of credit outstanding under the Amended Credit Agreement, there were bank guarantees and letters of credit of $30 million and surety bonds of $28 million outstanding under other banking arrangements primarily to ensure the payment of possible casualty and workers' compensation claims, environmental liabilities, legal contingencies, rental payments, and to support various customs and trade activities.

In addition to the Amended Credit Agreement, the Company has other committed and uncommitted lines of credit as of December 31, 2009 totaling $11 million and $156 million, respectively.  These lines primarily support operational and borrowing needs of the Company’s subsidiaries, which include term loans, overdraft coverage, revolving credit lines, letters of credit, bank guarantees and vendor financing programs.  Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market conditions.  As of December 31, 2009, usage under these lines was approximately $58 million, with $0 reflected in Short-term borrowings and current portion of long-term debt on the accompanying Consolidated Statement of Financial Position, and the balance supporting non-debt related obligations.

On February 10, 2010, the Borrowers, together with the Guarantors, further amended the Amended Credit Agreement with the Lenders and Citicorp USA, Inc., as agent, in order to allow the Company to incur additional permitted senior debt of up to $200 million aggregate principal amount, and debt that refinances existing debt and permitted senior debt so long as the refinancing debt meets certain requirements.  In connection with the amendment, the Company reduced the commitments of its non-extending lenders by approximately $125 million.  This change did not reduce the maximum borrowing availability of $500 million under the Amended Credit Agreement.

See Note 8, “Short-Term Borrowings and Long-Term Debt,” for liens, restrictive covenants, and events of default under the Amended Credit Agreement.

Tender Offer on Senior Notes Due 2013
On February 3, 2010, the Company issued a tender offer to purchase up to $100 million of its outstanding 7.25% Senior Notes due 2013 (the “2013 Notes”) for an amount in cash equal to 91% of the principal amount of the 2013 Notes, plus accrued and unpaid interest.  The tender offer expires on March 4, 2010 unless extended or earlier terminated.  A purchase price in cash equal to 95% of the principal amount of the 2013 Notes was offered for notes tendered before an early termination date of February 11, 2010.  The Company’s obligation to pay for the 2013 Notes in the tender offer is subject to the satisfaction or waiver of a number of conditions, included the raising of not less than $100 million of second lien debt on terms reasonably satisfactory to it in order to finance the tender offer.  The tender offer is not contingent upon the tender of any minimum principal amount of 2013 Notes. The Company reserves the right to increase the maximum tender amount of $100 million, subject to compliance with applicable law.

Credit Quality

Moody's and Standard & Poor’s (“S&P”) ratings for the Company, including their outlooks, as of the filing date of this Form 10-K are as follows:

			Senior		Most
	Corporate	Secured	Unsecured		Recent
	Rating	Rating	Rating	Outlook	Update

Moody's	B3	NR	Caa1	Stable	February 19, 2010
S&P	B-	NR	CCC	Stable	February 11, 2010

On February 19, 2010, Moody’s revised its rating outlook on the Company from negative to stable, and affirmed its B3 corporate rating and Caa1 senior unsecured rating.

On February 11, 2010, S&P revised its B- rating outlook on the Company to stable from negative.  All ratings on the Company, including the B- Corporate Rating, were affirmed.

The Company does not have any rating downgrade triggers that would accelerate the maturity dates of its debt.  However, the Company could be required to increase the dollar amount of its letters of credit or provide other financial support up to an additional $54 million at the current credit ratings.  As of the filing date of this Form 10-K, the Company has not been requested to materially increase its letters of credit or other financial support.  Downgrades in the Company’s credit rating or disruptions in the capital markets could impact borrowing costs and the nature of its funding alternatives.

Contractual Obligations

The impact that our contractual obligations are expected to have on the Company's liquidity and cash flow in future periods is as follows:

		As of December 31, 2009
(in millions)	Total	2010	2011	2012	2013	2014	2015	+

Long-term debt (1)	$1,425	$62	$50	$50	$550	$-	$713
Interest payments on debt	622	97	96	96	91	60	182
Operating lease obligations	296	81	61	47	27	16	64
Purchase obligations (2)	831	387	283	66	37	15	43
Total (3) (4) (5)	$3,174	$627	$490	$259	$705	$91	$1,002

(1)	Represents the maturity values of the Company's long-term debt obligations. See Note 8, "Short-Term Borrowings and Long-Term Debt," in the Notes to Financial Statements.

(2)
Purchase obligations include agreements related to raw materials, supplies, production and administrative services, as well as marketing and advertising, that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.  Purchase obligations exclude agreements that are cancelable without penalty.  The terms of these agreements cover the next one to twelve years.

(3)
Due to uncertainty regarding the completion of tax audits and possible outcomes, the remaining estimate of the timing of payments related to uncertain tax positions and interest cannot be made.  See Note 15, “Income Taxes,” in the Notes to Financial Statements for additional information regarding the Company’s uncertain tax positions.

(4)
Funding requirements for the Company's major defined benefit retirement plans and other postretirement benefit plans have not been determined, therefore, they have not been included.  In 2009, the Company made contributions to its major defined benefit retirement plans and benefit payments for its other postretirement benefit plans of $122 million ($31 million relating to its U.S. defined benefit plans) and $166 million ($161 million relating to its U.S. other postretirement benefits plan), respectively.  The Company expects to contribute approximately $135 million ($31 million relating to its U.S. defined benefit plans) and $148 million ($142 million relating to its U.S. other postretirement benefits plan), respectively, to its defined benefit plans and other postretirement benefit plans in 2010.

(5)	Because their future cash outflows are uncertain, the other long-term liabilities presented in Note 9, “Other Long-Term Liabilities,” in the Notes to Financial Statements are excluded from this table.

Off-Balance Sheet Arrangements

The Company guarantees debt and other obligations of certain customers.  The debt and other obligations are primarily due to banks and leasing companies in connection with financing of customers' purchases of equipment and product from the Company.  At December 31, 2009, the maximum potential amount of future payments (undiscounted) that the Company could be required to make under these customer-related guarantees was $60 million.  At December 31, 2009, the carrying amount of any liability related to these customer guarantees was not material.

The customer financing agreements and related guarantees, which mature between 2010 and 2016, typically have a term of 90 days for product and short-term equipment financing arrangements, and up to five years for long-term equipment financing arrangements.  These guarantees would require payment from the Company only in the event of default on payment by the respective debtor.  In some cases, particularly for guarantees related to equipment financing, the Company has collateral or recourse provisions to recover and sell the equipment to reduce any losses that might be incurred in connection with the guarantees.  However, any proceeds received from the liquidation of these assets may not cover the maximum potential loss under these guarantees.

Eastman Kodak Company (“EKC”) also guarantees potential indebtedness to banks and other third parties for some of its consolidated subsidiaries.  The maximum amount guaranteed is $301 million, and the outstanding amount for those guarantees is $190 million with $141 million recorded within the Short-term borrowings and current portion of long-term debt, and Long-term debt, net of current portion components in the accompanying Consolidated Statement of Financial Position.  These guarantees expire in 2010 through 2019.  Pursuant to the terms of the Company's Amended Credit Agreement, obligations of the Borrowers to the Lenders under the Amended Credit Agreement, as well as secured agreements in an amount not to exceed $100 million, are guaranteed by the Company and the Company’s U.S. subsidiaries.

During the fourth quarter of 2007, EKC issued a guarantee to Kodak Limited (the “Subsidiary”) and the Trustees (the “Trustees”) of the Kodak Pension Plan of the United Kingdom (the “Plan”).  Under this arrangement, EKC guarantees to the Subsidiary and the Trustees the ability of the Subsidiary, only to the extent it becomes necessary to do so, to (1) make contributions to the Plan to ensure sufficient assets exist to make plan benefit payments, and (2) make contributions to the Plan such that it will achieve full funded status by the funding valuation for the period ending December 31, 2015.  The guarantee expires upon the conclusion of the funding valuation for the period ending December 31, 2015 whereby the Plan achieves full funded status or earlier, in the event that the Plan achieves full funded status for two consecutive funding valuation cycles which are typically performed at least every three years.  The limit of potential future payments is dependent on the funding status of the Plan as it fluctuates over the term of the guarantee.  The

Plan’s local funding valuation was completed in March 2009.  EKC and the Subsidiary are in discussions with the Trustees regarding the amount of future annual contributions and the date by which the Plan will achieve full funded status.  These negotiations may require changes to the existing guarantee described above.  The funding status of the Plan (calculated in accordance with U.S. GAAP) is included in Pension and other postretirement liabilities presented in the Consolidated Statement of Financial Position.

The Company issues indemnifications in certain instances when it sells businesses and real estate, and in the ordinary course of business with its customers, suppliers, service providers and business partners.  Further, the Company indemnifies its directors and officers who are, or were, serving at the Company's request in such capacities.  Historically, costs incurred to settle claims related to these indemnifications have not been material to the Company’s financial position, results of operations or cash flows.  Additionally, the fair value of the indemnifications that the Company issued during the year ended December 31, 2009 was not material to the Company’s financial position, results of operations or cash flows.

2008

Cash Flow Activity

	For the Year Ended
(in millions)	December 31,
	2008	2007	Change
Cash flows from operating activities:
Net cash (used in) provided by continuing operations	$(128)	$365	$(493)
Net cash provided by (used in) discontinued operations	296	(37)	333
Net cash provided by operating activities	168	328	(160)

Cash flows from investing activities:
Net cash used in continuing operations	(188)	(41)	(147)
Net cash provided by discontinued operations	-	2,449	(2,449)
Net cash (used in) provided by investing activities	(188)	2,408	(2,596)

Cash flows from financing activities:
Net cash used in continuing operations	(746)	(1,338)	592
Net cash provided by discontinued operations	-	44	(44)
Net cash used in financing activities	(746)	(1,294)	548

Effect of exchange rate changes on cash	(36)	36	(72)

Net (decrease) increase in cash and cash equivalents	$(802)	$1,478	$(2,280)

Operating Activities

Net cash used in continuing operations from operating activities increased $493 million.  The key factor driving this change was the overall decline in earnings for 2008 as compared with 2007, notably in the fourth quarter of 2008 as a consequence of the global economic downturn.  The Company's cash from operating activities benefited from lower restructuring payments in 2008 and receipt of a tax refund from the U.S. Internal Revenue Service of $581 million, of which $270 million, which represents interest net of state income tax, was reflected in loss from continuing operations during the year.  However, the Company also recognized non-cash curtailment gains during the year, and revenue for which cash was received in prior years or in 2009.  In addition, net cash received in 2008 for current and prior year non-recurring licensing arrangements of $150 million was $156 million lower than net cash received in 2007 of $306 million.  The Company also utilized $128 million more cash in 2008 as compared with 2007, due to an increase in inventories during 2008, as compared with a decrease in inventories in 2007.  Furthermore, the Company expended cash in 2008 to reduce liabilities recorded as of the prior year end, which exceeded cash utilized in 2007 to liquidate liabilities as of year end 2006.  The combination of these and other factors led to the use of cash in continuing operations from operating activities of $128 million in 2008, as compared with cash provided on the same basis of $365 million in 2007.  Net cash provided by (used in) discontinued operations increased $333 million as compared with the prior year due primarily to the receipt, in the second quarter of 2008, of the refund of past federal income taxes referred to above, and more fully described in Note 15, “Income Taxes,” in the Notes to Financial Statements.

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

Financing Activities

Net cash used in financing activities decreased $548 million for the year ended December 31, 2008 as compared with 2007 due to lower repayments of borrowings, mainly due to the repayment of the Company’s Secured Term Debt in the second quarter of 2007 that was required as a result of the sale of the Health Group.  These reductions in cash usage were partially offset by repurchases of the Company’s common stock of $301 million in 2008.

OTHER

Refer to Note 10, "Commitments and Contingencies," in the Notes to Financial Statements for discussion regarding the Company's undiscounted liabilities for environmental remediation costs, and other commitments and contingencies, including legal matters.

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION
REFORM ACT OF 1995

Certain statements in this report may be forward-looking in nature, or "forward-looking statements" as defined in the United States Private Securities Litigation Reform Act of 1995.  For example, references to the Company's expectations regarding the following are forward-looking statements: revenue; revenue growth; cost of goods sold; gross margins; selling, general and administrative expenses; research and development costs;savings from restructuring and rationalization; earnings; cash generation; increased demand for our products, including commercial inkjet, consumer inkjet, workflow software and digital packaging printing solutions; new product introductions; potential revenue, cash and earnings from intellectual property licensing; liquidity, and benefit costs.

Actual results may differ from those expressed or implied in forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks, uncertainties, assumptions and factors specified in Item 1A. "Risk Factors,"  "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Cautionary Statement Pursuant to Safe Harbor Provisions the Private Litigation Reform Act of 1995" and in other filings the Company makes with the SEC from time to time. The Company cautions readers to carefully consider such factors. Many of these factors are beyond the Company’s control. In addition, any forward-looking statements represent the Company’s estimates only as of the date they are made, and should not be relied upon as representing the Company’s estimates as of any subsequent date. While the Company may elect to update forward-looking statements at some point in the future, the Company specifically disclaims any obligation to do so, even if its estimates change.

Any forward-looking statements in this report should be evaluated in light of the factors and uncertainties referenced above and should not be unduly relied upon.

SUMMARY OF OPERATING DATA

A summary of operating data for 2009 and for the four years prior is shown on page 133.

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

Using a sensitivity analysis based on estimated fair value of open foreign currency forward contracts using available forward rates, if the U.S. dollar had been 10% stronger at December 31, 2009 and 2008, the fair value of open forward contracts would have decreased $17 million and $10 million, respectively.  Such losses would be substantially offset by gains from the revaluation or settlement of the underlying positions hedged.

Using a sensitivity analysis based on estimated fair value of open silver forward contracts using available forward prices, if available forward silver prices had been 10% lower at December 31, 2009 and 2008, the fair value of open forward contracts would have decreased $4 million and $5 million, respectively.  Such losses in fair value, if realized, would be offset by lower costs of manufacturing silver-containing products.

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

Using a sensitivity analysis based on estimated fair value of short-term and long-term borrowings, if available market interest rates had been 10% (about 121 basis points) lower at December 31, 2009, the fair value of short-term and long-term borrowings would have increased less than $1 million and $59 million, respectively.  Using a sensitivity analysis based on estimated fair value of short-term and long-term borrowings, if available market interest rates had been 10% (about 178 basis points) lower at December 31, 2008, the fair value of short-term and long-term borrowings would have increased $1 million and $40 million, respectively.

The Company’s financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments.  The Company manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties.  The Company has procedures to monitor the credit exposure amounts.  The maximum credit exposure at December 31, 2009 was not significant to the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Eastman Kodak Company:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Eastman Kodak Company and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Rochester, New York
February 22, 2010

Eastman Kodak Company
CONSOLIDATED STATEMENT OF OPERATIONS
	For the Year Ended December 31,

(in millions, except per share data)	2009	2008	2007

Net sales	$7,606	$9,416	$10,301
Cost of goods sold	5,838	7,247	7,757
Gross profit	1,768	2,169	2,544
Selling, general and administrative expenses	1,302	1,606	1,802
Research and development costs	356	478	525
Restructuring costs, rationalization and other	226	140	543
Other operating (income) expenses , net	(88)	766	(96)
Loss from continuing operations before interest expense, other income (charges), net and income taxes	(28)	(821)	(230)
Interest expense	119	108	113
Other income (charges), net	30	55	86
Loss from continuing operations before income taxes	(117)	(874)	(257)
Provision (benefit) for income taxes	115	(147)	(51)
Loss from continuing operations	(232)	(727)	(206)
Earnings from discontinued operations, net of income taxes	17	285	884
Extraordinary item, net of tax	6	-	-
NET (LOSS) EARNINGS	(209)	(442)	678
Less: Net earnings attributable to noncontrolling interests	(1)	-	(2)
NET (LOSS) EARNINGS ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$(210)	$(442)	$676

Basic and diluted net (loss) earnings per share attributable to Eastman Kodak Company common shareholders:
Continuing operations	$(0.87)	$(2.58)	$(0.71)
Discontinued operations	0.07	1.01	3.06
Extraordinary item	0.02	-	-
Total	$(0.78)	$(1.57)	$2.35

Amounts attributable to Eastman Kodak Company common shareholders (basic and diluted earnings per share)
Continuing operations	$(233)	$(727)	$(205)
Discontinued operations	17	285	881
Extraordinary item	6	-	-
Total	$(210)	$(442)	$676

Cash dividends per share	$-	$0.50	$0.50

The accompanying notes are an integral part of these consolidated financial statements.

Eastman Kodak Company
CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(in millions, except share and per share data)	As of December 31,
	2009	2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,024	$2,145
Receivables, net	1,395	1,716
Inventories, net	679	948
Other current assets	205	195
Total current assets	4,303	5,004

Property, plant and equipment, net	1,254	1,551
Goodwill	907	896
Other long-term assets	1,227	1,728
TOTAL ASSETS	$7,691	$9,179
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and other current liabilities	$2,811	$3,267
Short-term borrowings and current portion of long-term debt	62	51
Accrued income and other taxes	23	120
Total current liabilities	2,896	3,438

Long-term debt, net of current portion	1,129	1,252
Pension and other postretirement liabilities	2,694	2,382
Other long-term liabilities	1,005	1,119
Total liabilities	7,724	8,191

Commitments and Contingencies (Note 10)

EQUITY
Common stock, $2.50 par value, 950,000,000 shares authorized; 391,292,760 shares issued as of December 31, 2009 and 2008; 268,630,514 and 268,169,055 shares outstanding as of December 31, 2009 and 2008	978	978
Additional paid in capital	1,093	901
Retained earnings	5,676	5,903
Accumulated other comprehensive loss	(1,760)	(749)
	5,987	7,033
Treasury stock, at cost; 122,662,246 shares as of December 31, 2009 and 123,123,705 shares as of December 31, 2008	(6,022)	(6,048)
Total Eastman Kodak Company shareholders’ (deficit) equity	(35)	985
Noncontrolling interests	2	3
Total (deficit) equity	(33)	988
TOTAL LIABILITIES AND (DEFICIT) EQUITY	$7,691	$9,179

The accompanying notes are an integral part of these consolidated financial statements.

Eastman Kodak Company
CONSOLIDATED STATEMENT OF EQUITY

(in millions, except share and per share data)

	Eastman Kodak Company Shareholders
				Accumulated
		Additional		Other
	Common	Paid In	Retained	Comprehensive	Treasury		Noncontrolling
	Stock (1)	Capital	Earnings	(Loss) Income	Stock	Total	Interests	Total
Equity as of December 31, 2006	$978	$881	$5,991	$(634)	$(5,803)	$1,413	$20	$1,433
Net earnings	-	-	676	-	-	676	2	678
Equity transactions with noncontrolling interests	-	-	-	-	-	-	(18)	(18)
Currency revaluation	-	-	-	-	-	-	2	2
Other comprehensive income (loss):								-
Unrealized gains on available-for-sale securities ($16 million pre-tax)	-	-	-	10	-	10	-	10
Unrealized gains arising from hedging activity ($11 million pre-tax)	-	-	-	11	-	11	-	11
Reclassification adjustment for hedging related gains included in net earnings ($1 million pre-tax)	-	-	-	(1)	-	(1)	-	(1)
Currency translation adjustments	-	-	-	114	-	114	-	114
Pension and other postretirement liability adjustments ($986 million pre-tax)	-	-	-	953	-	953	-	953
Other comprehensive income	-	-	-	1,087	-	1,087	-	1,087
Comprehensive income								1,765
Cash dividends declared ($.50 per common share)	-	-	(144)	-	-	(144)	-	(144)
Recognition of equity-based compensation expense	-	20	-	-	-	20	-	20
Treasury stock issued, net (413,923 shares) (2)	-	(6)	(18)	-	25	1	-	1
Unvested stock issuances (252,784 shares)	-	(6)	(7)	-	14	1	-	1

Equity as of December 31, 2007	$978	$889	$6,498	$453	$(5,764)	$3,054	$6	$3,060

Eastman Kodak Company
CONSOLIDATED STATEMENT OF EQUITY Cont’d.

(in millions, except share and per share data)

	Eastman Kodak Company Shareholders
				Accumulated
		Additional		Other
	Common	Paid In	Retained	Comprehensive	Treasury		Noncontrolling
	Stock (1)	Capital	Earnings	(Loss) Income	Stock	Total	Interests	Total
Equity as of December 31, 2007	$978	$889	$6,498	$453	$(5,764)	$3,054	$6	$3,060
Net loss	-	-	(442)	-	-	(442)	-	(442)
Equity transactions with noncontrolling interests	-	-	-	-	-	-	(4)	(4)
Other comprehensive loss:
Unrealized gains arising from hedging activity ($8 million pre-tax)	-	-	-	(8)	-	(8)		(8)
Reclassification adjustment for hedging related gains included in net earnings ($8 million pre-tax)	-	-	-	(8)	-	(8)		(8)
Currency translation adjustments	-	-	-	(81)	-	(81)	1	(80)
Pension and other postretirement liability adjustments ($1,147 million pre-tax)	-	-	-	(1,105)	-	(1,105)	-	(1,105)
Other comprehensive loss	-	-	-	(1,202)	-	(1,202)	1	(1,201)
Comprehensive loss								(1,643)
Cash dividends declared ($.50 per common share)	-	-	(139)	-	-	(139)	-	(139)
Recognition of equity-based compensation expense	-	18	-	-	-	18	-	18
Share repurchases (20,046,396 shares)					(301)	(301)	-	(301)
Treasury stock issued, net (159,021 shares) (2)	-	(5)	(12)	-	14	(3)	-	(3)
Unvested stock issuances (56,600 shares)	-	(1)	(2)	-	3	-	-	-
								-
Equity as of December 31, 2008	$978	$901	$5,903	$(749)	$(6,048)	$985	$3	$988

Eastman Kodak Company
CONSOLIDATED STATEMENT OF EQUITY Cont'd.

(in millions, except share and per share data)

	Eastman Kodak Company Shareholders
				Accumulated
		Additional		Other
	Common	Paid In	Retained	Comprehensive	Treasury		Noncontrolling
	Stock (1)	Capital	Earnings	(Loss) Income	Stock	Total	Interests	Total
Equity as of December 31, 2008	$978	$901	$5,903	$(749)	$(6,048)	$985	$3	$988
Net (loss) earnings	-	-	(210)	-	-	(210)	1	(209)
Equity transactions with noncontrolling interests	-	-	-	-	-	-	(2)	(2)
Other comprehensive loss:
Unrealized gains arising from hedging activity ($17 million pre-tax)	-	-	-	17	-	17	-	17
Reclassification adjustment for hedging related gains included in net earnings ($5 million pre-tax)	-	-	-	(5)	-	(5)	-	(5)
Currency translation adjustments	-	-	-	4	-	4		4
Pension and other postretirement liability adjustments ($1,111 million pre-tax)	-	-	-	(1,027)	-	(1,027)	-	(1,027)
Other comprehensive loss	-	-	-	(1,011)	-	(1,011)	-	(1,011)
Comprehensive loss								(1,222)
Recognition of equity-based compensation expense	-	20	-	-	-	20	-	20
Equity component of debt issuances	-	181	-	-	-	181	-	181
Treasury stock issued, net (328,099 shares) (2)	-	(8)	(10)	-	18	-	-	-
Unvested stock issuances (133,360 shares)	-	(1)	(7)	-	8	-	-	-
						-
Deficit as of December 31, 2009	$978	$1,093	$5,676	$(1,760)	$(6,022)	$(35)	$2	$(33)

(1)  There are 100 million shares of $10 par value preferred stock authorized, none of which have been issued.

(2)	Includes stock options exercised in 2007, and other stock awards issued, offset by shares surrendered for taxes.

The accompanying notes are an integral part of these consolidated financial statements.

Eastman Kodak Company
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	For the Year Ended December 31,
	2009	2008	2007

Cash flows from operating activities:
Net (loss) earnings	$(209)	$(442)	$678
Adjustments to reconcile to net cash provided by operating activities:
Earnings from discontinued operations, net of income taxes	(17)	(285)	(884)
Earnings from extraordinary items, net of income taxes	(6)	-	-
Depreciation and amortization	427	500	785
Gain on sales of businesses/assets	(100)	(14)	(157)
Non-cash restructuring and rationalization costs, asset impairments and other charges	28	801	336
(Benefit) provision for deferred income taxes	(99)	16	54
Decrease in receivables	363	148	161
Decrease (increase) in inventories	276	(20)	108
Decrease in liabilities excluding borrowings	(821)	(720)	(624)
Other items, net	22	(112)	(92)
Total adjustments	73	314	(313)
Net cash (used in) provided by continuing operations	(136)	(128)	365
Net cash provided by (used in) discontinued operations	-	296	(37)
Net cash (used in) provided by operating activities	(136)	168	328
Cash flows from investing activities:
Additions to properties	(152)	(254)	(259)
Proceeds from sales of businesses/assets	156	92	227
Acquisitions, net of cash acquired	(17)	(38)	(2)
Funding of restricted cash account	(12)	-	-
Marketable securities - sales	39	162	166
Marketable securities - purchases	(36)	(150)	(173)
Net cash used in continuing operations	(22)	(188)	(41)
Net cash provided by discontinued operations	-	-	2,449
Net cash (used in) provided by investing activities	(22)	(188)	2,408
Cash flows from financing activities:
Stock repurchases	-	(301)	-
Proceeds from borrowings	712	140	163
Debt issuance costs	(30)	-	-
Repayment of borrowings	(649)	(446)	(1,363)
Dividends to shareholders	-	(139)	(144)
Exercise of employee stock options	-	-	6
Net cash provided by (used in) continuing operations	33	(746)	(1,338)
Net cash provided by discontinued operations	-	-	44
Net cash provided by (used in) financing activities	33	(746)	(1,294)
Effect of exchange rate changes on cash	4	(36)	36
Net (decrease) increase in cash and cash equivalents	(121)	(802)	1,478
Cash and cash equivalents, beginning of year	2,145	2,947	1,469
Cash and cash equivalents, end of year	$2,024	$2,145	$2,947

Eastman Kodak Company
CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

SUPPLEMENTAL CASH FLOW INFORMATION
(in millions)

	For the Year Ended December 31,
	2009	2008	2007
Cash paid for interest and income taxes was:
Interest, net of portion capitalized of $2, $3 and $2 (1)	$70	$85	$138
Income taxes (1)	225	145	150

The following non-cash items are not reflected in the Consolidated Statement of Cash Flows:

Pension and other postretirement benefits liability adjustments	$1,027	$1,105	$953
Liabilities assumed in acquisitions	4	2	-
Issuance of unvested stock, net of forfeitures	-	1	6

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

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of Eastman Kodak Company, its wholly owned subsidiaries, and its majority owned subsidiaries (collectively “the Company”).  The Company consolidates variable interest entities if the Company has a controlling financial interest and is determined to be the primary beneficiary of the entity.  The Company accounts for investments in companies over which it has the ability to exercise significant influence, but does not hold a controlling interest, under the equity method of accounting, and the Company records its proportionate share of income or losses in Other income (charges), net in the accompanying Consolidated Statements of Operations.  The Company accounts for investments in companies over which it does not have the ability to exercise significant influence under the cost method of accounting.  These investments are carried at cost and are adjusted only for other-than-temporary declines in fair value.  The Company has eliminated all significant intercompany accounts and transactions, and net earnings are reduced by the portion of the net earnings of subsidiaries applicable to minority interests.

The Company has evaluated subsequent events for recognition and disclosure in the financial statements through the date of issuance, February 22, 2010.

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

CHANGE IN ESTIMATE

In the first quarter of 2008, the Company performed an updated analysis of expected industry-wide declines in the traditional film and paper businesses and its useful lives on related assets.  Based on additional experience in the secular decline in these product groups, the Company assessed that overall film demand had declined but at a slower rate than anticipated in 2005, notably in the motion picture films category, which accounts for a substantial portion of the manufacturing asset utilization in the film business.  In addition, the demand declines in the Company’s paper business have not been as extensive as assumed in 2005.  As a result, the Company revised the useful lives of certain existing production machinery and equipment, and manufacturing-related buildings effective January 1, 2008.  These assets, which were previously set to fully depreciate by mid-2010, are now being depreciated with estimated useful lives ending from 2011 to 2015.  The change in useful lives reflects the Company’s estimate of future periods to be benefited from the use of the property, plant, and equipment.  As a result of these changes, for full year 2008 the Company reduced depreciation expense by approximately $107 million, of which approximately $95 million benefited loss from continuing operations before income taxes.  The net impact of the change in estimate to loss from continuing operations for the year ended December 31, 2008 was a decreased loss of $93 million, or $.33 on a fully-diluted loss per share basis.

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

DERIVATIVE FINANCIAL INSTRUMENTS

All derivative instruments are recognized as either assets or liabilities and are measured at fair value.  Certain derivatives are designated and accounted for as hedges.  The Company does not use derivatives for trading or other speculative purposes.  See Note 12, “Financial Instruments,” in the Notes to Financial Statements.

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

PROPERTIES

Properties are recorded at cost, net of accumulated depreciation.  The Company capitalizes additions and improvements.  Maintenance and repairs are charged to expense as incurred.  The Company calculates depreciation expense using the straight-line method over the assets’ estimated useful lives, which are as follows:

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

GOODWILL

Goodwill represents the excess of purchase price of an acquisition over the fair value of net assets acquired.  Goodwill is not amortized, but is required to be assessed for impairment at least annually.  The Company has elected to make September 30 the annual impairment assessment date for all of its reporting units, and will perform additional impairment tests when events or changes in circumstances occur that would more likely than not reduce the fair value of the reporting unit below its carrying amount.  A reporting unit is defined as an operating segment or one level below an operating segment.  The Company estimates the fair value of its reporting units utilizing income and market approaches through the application of discounted cash flow and market comparable methods, respectively.  The assessment is required to be performed in two steps, step one to test for a potential impairment of goodwill and, if potential losses are identified, step two to measure the impairment loss.  Determining the fair value of a reporting unit involves the use of significant estimates and assumptions.

The Company recorded a pre-tax goodwill impairment charge of $785 million in the fourth quarter of 2008.  See Note 5, “Goodwill and Other Intangible Assets,” in the Notes to the Financial Statements.

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

At the time revenue is recognized, the Company also records reductions to revenue for customer incentive programs.  Such incentive programs include cash and volume discounts, price protection, promotional, cooperative and other advertising allowances, and coupons.  For those incentives that require the estimation of sales volumes or redemption rates, such as for volume rebates or coupons, the Company uses historical experience and internal and customer data to estimate the sales incentive at the time revenue is recognized.

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

RESEARCH AND DEVELOPMENT COSTS

Research and development (“R&D”) costs, which include costs in connection with new product development, fundamental and exploratory research, process improvement, product use technology and product accreditation, are expensed in the period in which they are incurred.  In connection with business combinations entered into prior to January 1, 2009, the purchase price allocated to research and development projects that had not yet reached technological feasibility and for which no alternative future use existed was expensed in the period of acquisition.  Effective January 1, 2009, the acquisition-date fair value of research and development assets acquired in a business combination are capitalized.

ADVERTISING

Advertising costs are expensed as incurred and included in selling, general and administrative expenses in the accompanying Consolidated Statement of Operations.  Advertising expenses amounted to $271 million, $350 million, and $394 million for the years ended December 31, 2009, 2008, and 2007, respectively.

SHIPPING AND HANDLING COSTS

Amounts charged to customers and costs incurred by the Company related to shipping and handling are included in net sales and cost of goods sold, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS

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

INCOME TAXES

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of operating losses, credit carryforwards and temporary differences between the carrying amounts and tax basis of the Company’s assets and liabilities.  Management provides valuation allowances against the net deferred tax asset for amounts that are not considered more likely than not to be realized.  For discussion of the amounts and components of the valuation allowances as of December 31, 2009 and 2008, see Note 15, “Income Taxes,” in the Notes to Financial Statements.

EARNINGS PER SHARE

Basic earnings per share computations are based on the weighted-average number of shares of common stock outstanding during the year.  As a result of the net loss from continuing operations presented for the years ended December 31, 2009, 2008, and 2007, the Company calculated diluted earnings per share using weighted-average basic shares outstanding for each period, as utilizing diluted shares would be anti-dilutive to loss per share.  Weighted-average basic shares outstanding for the years ended December 31, 2009, 2008, and 2007 were 268.0 million, 281.8 million, and 287.7 million shares, respectively.

If the Company had reported earnings from continuing operations for the years ended December 31, 2009, 2008, and 2007, the following potential shares of the Company’s common stock would have been dilutive in the computation of diluted earnings per share:

(in millions of shares)	For the Year Ended December 31,
	2009	2008	2007

Unvested share-based awards	0.5	0.2	0.4

The computation of diluted earnings per share for the years ended December 31, 2009, 2008, and 2007 also excluded the assumed conversion of outstanding employee stock options and detachable warrants to purchase common shares, because the exercise prices of these securities were greater than the average market price of the Company’s common shares for each period presented, therefore, the effects would be anti-dilutive.  The following table sets forth the total amount of outstanding employee stock options and detachable warrants to purchase common shares as of December 31 for each reporting period:

(in millions of shares)	For the Year Ended December 31,
	2009	2008	2007

Employee stock options	23.5	25.2	30.9
Detachable warrants to purchase common shares	40.0	-	-
Total	63.5	25.2	30.9

Diluted earnings per share calculations could also reflect shares related to the assumed conversion of approximately $12 million in outstanding convertible senior notes due 2033, and approximately $295 million convertible senior notes due 2017, if dilutive.  The Company’s diluted (loss) earnings per share exclude the effect of these convertible securities, as they were anti-dilutive for all periods presented.  Refer to Note 8, “Short-Term Borrowings and Long-Term Debt,” in the Notes to Financial Statements.

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

In December 2008, the FASB issued authoritative guidance requiring more detailed disclosures about employers’ postretirement benefit plan assets.  New disclosures include information regarding investment strategies, major categories of plan assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of plan assets.  This guidance, which was incorporated into ASC Topic 715, “Compensation – Retirement Benefits,” was effective for fiscal years ending after December 15, 2009.  The adoption of this guidance did not have any impact on the Company’s Consolidated Financial Statements.  See Note 17, “Retirement Plans,” in the Notes to Financial Statements for the required additional disclosures.

In March 2008, the FASB issued authoritative guidance amending and expanding the disclosure requirements for derivative instruments and hedging activities, with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial statements.  This guidance, which was incorporated into ASC Topic 815, “Derivatives and Hedging,” was adopted by the Company as of January 1, 2009.  See Note 12, “Financial Instruments,” in the Notes to Financial Statements for the required disclosures.

In December 2007, the FASB issued authoritative guidance establishing accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent.  Specifically, this guidance requires the presentation of noncontrolling interests as equity in the Consolidated Statement of Financial Position, and separate identification and presentation in the Consolidated Statement of Operations of net income attributable to the entity and the noncontrolling interest.  This guidance, which was incorporated into ASC Topic 810, “Consolidation,” was adopted by the Company as of January 1, 2009, and, as required, was applied retrospectively to the prior period’s financial statements.  This guidance also established accounting and reporting standards regarding deconsolidation and changes in a parent’s ownership interest, which will be applied prospectively to any such transactions in 2009 onward. The adoption did not have a material impact on the Company’s Consolidated Financial Statements.

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

In September 2006, the FASB issued authoritative guidance establishing a comprehensive framework for measuring fair value and expanding disclosures about fair value measurements.  Specifically, this guidance sets forth a definition of fair value, and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs.  The levels within the hierarchy are defined as follows:

•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.
•	Level 2 inputs are inputs, other than quoted prices included within Level 1, which are observable for the asset or liability, either directly or indirectly.
•	Level 3 inputs are unobservable inputs.

This guidance, which was incorporated into ASC Topic 820, “Fair Value Measurements and Disclosures,” was adopted by the Company for financial assets and liabilities as of January 1, 2008, and for nonfinancial assets and liabilities (that are not recognized or disclosed at fair value in the financial statements on a recurring basis) as of January 1, 2009.  There was no significant impact on the Company’s Consolidated Financial Statements as a result of these adoptions.  For details on the levels at which the Company’s financial assets and liabilities are classified within the fair value hierarchy, see Note 12, “Financial Instruments,” in the Notes to Financial Statements.

The FASB has subsequently issued additional clarifying guidance related to fair value, including:

•
In October 2008, the FASB issued additional clarifying guidance related to determination of the fair value of a financial asset in a market that is not active.   This guidance was effective as of December 31, 2008 for the Company.

•
In September 2009, the FASB issued ASU No. 2009-12, "Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)."  The changes to the ASC as a result of this update were effective as of October 1, 2009 for the Company.

•	In August 2009, the FASB issued ASU No. 2009-05, "Measuring Liabilities at Fair Value.” The changes to the ASC as a result of this update were effective October 1, 2009 for the Company.

The adoption of this additional clarifying guidance did not have any significant impact on the Company’s Consolidated Financial Statements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Updated (ASU) No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends the Accounting Standards Codification (ASC) Topic 820, “Fair Value Measures and Disclosures.”  ASU No. 2010-06 amends the ASC to require disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and also require more detailed disclosure about the activity within Level 3 fair value measurements.  The changes to the ASC as a result of this update are effective for annual and interim reporting periods beginning after December 15, 2009 (January 1, 2010 for the Company), except for requirements related to Level 3 disclosures, which are effective for annual and interim reporting periods beginning after December 15, 2010 (January 1, 2011 for the Company).  This guidance requires new disclosures only, and will have no impact on the Company’s Consolidated Financial Statements.

In October 2009, the FASB issued ASU No. 2009-13, "Multiple-Deliverable Revenue Arrangements," which amends ASC Topic 605, "Revenue Recognition."  ASU No. 2009-13 amends the ASC to eliminate the residual method of allocation for multiple-deliverable revenue arrangements, and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method.  The ASU also establishes a selling price hierarchy for determining the selling price of a deliverable, which includes: (1) vendor-specific objective evidence if available, (2) third-party evidence if vendor-specific objective evidence is not available, and (3) estimated selling price if neither vendor-specific nor third-party evidence is available.  Additionally, ASU No. 2009-13 expands the disclosure requirements related to a vendor's multiple-deliverable revenue arrangements.  The changes to the ASC as a result of this update are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 (January 1, 2011 for the Company), and the Company is currently evaluating the potential impact, if any, of the adoption on its Consolidated Financial Statements.

In October 2009, the FASB issued ASU No. 2009-14, "Certain Revenue Arrangements That Include Software Elements," which amends ASC Topic 985, "Software."  ASU No. 2009-14 amends the ASC to change the accounting model for revenue arrangements that include both tangible products and software elements, such that tangible products containing both software and non-software components that function together to deliver the tangible product's essential functionality are no longer within the scope of software revenue guidance.  The changes to the ASC as a result of this update are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 (January 1, 2011 for the Company), and the Company is currently evaluating the potential impact, if any, of the adoption on its Consolidated Financial Statements.

In June 2009, the FASB issued revised authoritative guidance related to variable interest entities, which requires entities to perform a qualitative analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity.  The guidance also requires an ongoing reassessment of variable interests and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary.  This guidance, which was reissued by the FASB in December 2009 as ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” amends ASC Topic 810, “Consolidation,” and will be effective as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009 (January 1, 2010 for the Company).  The Company does not expect that the adoption of this guidance will have a significant impact on its Consolidated Financial Statements.

NOTE 2:  RECEIVABLES, NET

	As of December 31,
(in millions)	2009	2008

Trade receivables	$1,238	$1,330
Miscellaneous receivables	157	386
Total (net of allowances of $98 and $113
as of December 31, 2009 and 2008, respectively)	$1,395	$1,716

Of the total trade receivable amounts of $1,238 million and $1,330 million as of December 31, 2009 and 2008, respectively, approximately $218 million in both years are expected to be settled through customer deductions in lieu of cash payments.  Such deductions represent rebates owed to the customer and are included in Accounts payable and other current liabilities in the accompanying Consolidated Statement of Financial Position at each respective balance sheet date.

The majority of the decrease in Miscellaneous receivables was the result of payments received in the first two quarters of 2009 related to an intellectual property licensing agreement for which the associated revenue was recognized in 2008.

NOTE 3:  INVENTORIES, NET

(in millions)	As of December 31,
	2009	2008

Finished goods	$409	$610
Work in process	164	193
Raw materials	106	145

Total	$679	$948

NOTE 4:  PROPERTY, PLANT AND EQUIPMENT, NET

(in millions)	As of December 31,
	2009	2008
Land	$64	$81
Buildings and building improvements	1,512	1,575
Machinery and equipment	4,792	5,033
Construction in progress	64	116
	6,432	6,805
Accumulated depreciation	(5,178)	(5,254)
Net properties	$1,254	$1,551

Depreciation expense was $354 million, $420 million, and $679 million for the years 2009, 2008, and 2007, respectively, of which approximately $22 million, $6 million, and $107 million, respectively, represented accelerated depreciation in connection with restructuring actions.

NOTE 5:  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $907 million and $896 million as of December 31, 2009 and 2008, respectively.  The changes in the carrying amount of goodwill by reportable segment for 2009 and 2008 were as follows:

(in millions)		Film,
	Consumer	Photofinishing
	Digital Imaging	and Entertainment	Graphic Communications	Consolidated
	Group	Group	Group	Total

Balance as of December 31, 2007:
Goodwill	$204	$601	$852	$1,657
Accumulated impairment losses	-	-	-	-
	$204	$601	$852	$1,657

Additions	-	-	25	25
Purchase accounting adjustments	-	-	3	3
Currency translation adjustments	(9)	12	(7)	(4)
Impairments	-	-	(785)	(785)
Balance as of December 31, 2008:
Goodwill	195	613	873	1,681
Accumulated impairment losses	-	-	(785)	(785)
	$195	$613	$88	$896

Additions	-	-	4	4
Purchase accounting adjustments	-	-	(1)	(1)
Currency translation adjustments	-	5	3	8
Balance as of December 31, 2009:
Goodwill	195	618	879	1,692
Accumulated impairment losses	-	-	(785)	(785)
	$195	$618	$94	$907

As of December 31, 2008, due to the continuing challenging business conditions and the significant decline in its market capitalization during the fourth quarter of 2008, the Company concluded there was an indication of possible impairment.  Based on its updated analysis, the Company concluded that there was an impairment of goodwill related to the Graphic Communications Group (GCG) segment and, thus, recorded a pre-tax impairment charge of $785 million in the fourth quarter of 2008 that was included in Other operating expenses (income), net in the Consolidated Statement of Operations.

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

On September 1, 2009, the Company completed the acquisition of the scanner division of BÖWE BELL + HOWELL, a global supplier of documents scanners to value-added resellers, system integrators, and end-users.  The acquired scanner division is now a part of the Company’s GCG segment.  As a result of the acquisition, the Company recorded $4 million and $8 million of goodwill and intangible assets, respectively.

The aggregate amount of goodwill additions during 2008 of $25 million was primarily attributable to $14 million for the purchase of Intermate A/S and $10 million for the purchase of Design2Launch in the second quarter of 2008, all within the GCG segment.  Refer to Note 21, “Acquisitions,” in the Notes to Financial Statements.

The gross carrying amount and accumulated amortization by major intangible asset category as of December 31, 2009 and 2008 were as follows:

(in millions)	As of December 31, 2009
	Gross Carrying	Accumulated		Weighted-Average
	Amount	Amortization	Net	Amortization Period
Technology-based	$309	$241	$68	7 years
Customer-related	273	173	100	10 years
Other	64	48	16	11 years

Total	$646	$462	$184	9 years

(in millions)	As of December 31, 2008
	Gross Carrying	Accumulated		Weighted-Average
	Amount	Amortization	Net	Amortization Period
Technology-based	$300	$190	$110	7 years
Customer-related	276	156	120	10 years
Other	57	40	17	9 years

Total	$633	$386	$247	8 years

Amortization expense related to intangible assets was $73 million, $80 million, and $106 million for the years ended December 31, 2009, 2008, and 2007, respectively.

Estimated future amortization expense related to purchased intangible assets as of December 31, 2009 was as follows (in millions):

2010	$63
2011	42
2012	29
2013	10
2014	9
2015+	31
Total	$184

NOTE 6:  OTHER LONG-TERM ASSETS

	As of December 31,
(in millions)	2009	2008

Overfunded pension plans	$169	$773
Deferred income taxes, net of valuation allowance	607	506
Intangible assets	184	247
Non-current receivables	67	59
Other	200	143
Total	$1,227	$1,728

See Note 17, “Retirement Plans,” in the Notes to Financial Statements for explanation of the decrease in the overfunded pension plans balance.

The Other component above consists of other miscellaneous long-term assets that, individually, were less than 5% of the Company’s total assets, and therefore, have been aggregated in accordance with Regulation S-X.

NOTE 7:  ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

	As of December 31,
(in millions)	2009	2008

Accounts payable, trade	$919	$1,288
Accrued employment-related liabilities	501	520
Accrued customer rebates, advertising and promotional expenses	369	416
Deferred revenue	275	217
Accrued restructuring liabilities	89	129
Other	658	697
Total	$2,811	$3,267

The Other component above consists of other miscellaneous current liabilities that, individually, were less than 5% of the Total current liabilities component within the Consolidated Statement of Financial Position, and therefore, have been aggregated in accordance with Regulation S-X.

NOTE 8:  SHORT-TERM BORROWINGS AND LONG-TERM DEBT

SHORT-TERM BORROWINGS AND CURRENT PORTION OF LONG-TERM DEBT

The Company’s short-term borrowings and current portion of long-term debt were as follows:

	As of December 31,
(in millions)	2009	2008

Current portion of long-term debt	$62	$50
Short-term bank borrowings	-	1
Total	$62	$51

The weighted-average interest rate for Short-term bank borrowings outstanding at December 31, 2008 was 5.60%.

LONG-TERM DEBT, INCLUDING LINES OF CREDIT

Long-term debt and related maturities and interest rates were as follows:

			As of December 31,
(in millions)			2009		2008

			Weighted-Average		Weighted-Average
			Effective Interest	Amount	Effective Interest	Amount
Country	Type	Maturity	Rate	Outstanding	Rate	Outstanding

U.S.	Convertible	2010	3.38%	$12	3.38%	$575
U.S.	Term note	2010-2013	6.16%	35	6.16%	43
Germany	Term note	2010-2013	6.16%	141	6.16%	171
U.S.	Term note	2013	7.25%	500	7.25%	500
U.S.	Secured term note	2017	19.36%	195	-	-
U.S.	Convertible	2017	12.75%	295	-	-
U.S.	Term note	2018	9.95%	3	9.95%	3
U.S.	Term note	2021	9.20%	10	9.20%	10
				1,191		1,302
Current portion of long-term debt				(62)		(50)
Long-term debt, net of current portion				$1,129		$1,252

Annual maturities (in millions) of long-term debt outstanding at December 31, 2009 were as follows:

	Carrying	Principal
	Value	Amount

2010	$62	$62
2011	45	50
2012	43	50
2013	538	550
2014	-	-
2015 and thereafter	503	713
Total	$1,191	$1,425

In September 2009, the Company issued $300 million of Senior Secured Notes due 2017 and 40 million detachable warrants, as well as $400 million of 2017 Convertible Senior Notes.  Proceeds from these issuances were initially reflected in the accompanying Consolidated Statement of Financial Position as follows and as further described below:

			Additional
		Stated Discount/	Paid-In	Long-Term
(in millions)	Principal	Fee to Holder	Capital	Debt

Senior Secured Notes due 2017 and 40 million detachable warrants	$300	$(27)	$(80)	$193

2017 Convertible Senior Notes	$400	$-	$(107)	$293

Senior Secured Notes due 2017
On September 29, 2009, the Company issued to KKR Jet Stream (Cayman) Limited, 8 North America Investor (Cayman) Limited, a Cayman Islands exempted limited company (“8NAI”), OPERF Co-Investment LLC, a Delaware limited liability company (“OPERF”), and KKR Jet Stream LLC, a Delaware limited liability company (“Jet Stream” and, together with 8NAI and OPERF, Jet Stream Cayman, the “Investors”) (1) $300 million aggregate principal amount of 10.5% Senior Secured Notes, and (2) Warrants to purchase  40 million shares of the Company’s common stock at an exercise price of $5.50 per share (the “Warrants”), subject to adjustment based on certain anti-dilution protections.  The warrants are exercisable at the holder’s option at any time, in whole or in part, until September 29, 2017.  The issuance of the Senior Secured Notes and the Warrants are collectively referred to as the “KKR Transaction.”

In connection with the KKR Transaction, the Company and the subsidiary guarantors (as defined below) entered into an indenture, dated as of September 29, 2009, with Bank of New York Mellon, as trustee and collateral agent (the “Indenture”).

Upon issuance of the Senior Secured Notes and Warrants, the Company received net proceeds of approximately $273 million ($300 million aggregate principal, less $12 million stated discount and $15 million placement fee and reimbursable costs paid to KKR).  In accordance with U.S. GAAP, the proceeds from the KKR transaction were allocated to the notes and detachable warrants based on the relative fair values of the notes excluding the warrants and of the warrants themselves at the time of issuance.  Based on this allocation, approximately $193 million and $80 million of the net proceeds were initially allocated to the notes and warrants, respectively, and were reported as Long-term debt, net of current portion and Additional paid-in capital, respectively.  The initial carrying value of the notes, net of unamortized discount, of approximately $193 million will be accreted up to the $300 million stated principal amount using the effective interest method over the 8-year term of the Senior Secured Notes.  Accretion of the principal will be reported as a component of interest expense.  Accordingly, the Company will recognize annual interest expense on the debt at an effective interest rate of approximately 19%.

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

The Indenture contains covenants limiting, among other things, the Company’s ability to (subject to certain exceptions): incur additional debt or issue certain preferred shares; pay dividends on or make other distributions in respect of the Company’s capital stock or make other restricted payments; make principal payments on, or purchase or redeem subordinated indebtedness prior to any scheduled principal payment or maturity; make certain investments; sell certain assets; create liens on assets; consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s assets; and enter into certain transactions with the Company’s affiliates.  The Company was in compliance with these covenants as of December 31, 2009.

The Senior Secured Notes are fully and unconditionally guaranteed on a senior secured basis by each of the Company’s existing and future direct or indirect 100% owned domestic subsidiaries, subject to certain exceptions.  The Senior Secured Notes and subsidiary guarantees are secured by second-priority liens, subject to permitted liens, on substantially all of the Company’s domestic assets and substantially all of the domestic assets of the subsidiary guarantors pursuant to a security agreement entered into with Bank of New York Mellon as second lien collateral agent on September 29, 2009.  The carrying value of the assets pledged as collateral at December 31, 2009 was approximately $2 billion.

The Senior Secured Notes are the Company’s senior secured obligations and rank senior in right of payment to any future subordinated indebtedness; rank equally in right of payment with all of the Company’s existing and future senior indebtedness; are effectively senior in right of payment to the Company’s existing and future unsecured indebtedness, are effectively subordinated in right of payment to indebtedness under the Company’s Amended Credit Agreement to the extent of the collateral securing such indebtedness on a first-priority basis; and effectively are subordinated in right of payment to all existing and future indebtedness and other liabilities of the Company’s non-guarantor subsidiaries.

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

The 2017 Convertible Notes are convertible at an initial conversion rate of 134.9528 shares of the Company’s common stock per $1,000 principal amount of convertible notes (representing an initial conversion price of approximately $7.41 per share of common stock) subject to adjustment in certain circumstances.  Holders may surrender their 2017 Convertible Notes for conversion at any time prior to the close of business on the business day immediately preceding the maturity date for the notes.  Upon conversion, the Company shall deliver or pay, at its election, solely shares of its common stock or solely cash.  Holders of the 2017 Convertible Notes may require the Company to purchase all or a portion of the convertible notes at a price equal to 100% of the principal amount of the convertible notes to be purchased, plus accrued and unpaid interest, in cash, upon occurrence of certain fundamental changes involving the Company including, but not limited to, a change in ownership, consolidation or merger, plan of dissolution, or common stock delisting from a U.S. national securities exchange.

The Company may redeem the 2017 Convertible Notes in whole or in part for cash at any time on or after October 1, 2014 and before October 1, 2016 if the closing sale price of the common stock for at least 20 of the 30 consecutive trading days ending within three trading days prior to the date the Company provides notice of redemption exceeds 130% of the conversion price in effect on each such trading day, or at any time on or after October 1, 2016 and prior to maturity regardless of the sale price of the Company’s common stock.  The redemption price will equal 100% of the principal amount of the Notes to be redeemed, plus any accrued and unpaid interest.

In accordance with U.S. GAAP, the principal amount of the 2017 Convertible Notes was allocated to debt at the estimated fair value of the debt component of the notes at the time of issuance, with the residual amount allocated to the equity component.  Approximately $293 million and $107 million of the principal amount were initially allocated to the debt and equity components respectively, and reported as Long-term debt, net of current portion and Additional paid-in capital, respectively.  The initial carrying value of the debt of $293 million will be accreted up to the $400 million stated principal amount using the effective interest method over the 7.5 year term of the notes.  Accretion of the principal will be reported as a component of interest expense.   Accordingly, the Company will recognize annual interest expense on the debt at an effective interest rate of 12.75%.

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

Convertible Senior Notes Due 2033
In October 2009, the Company completed a tender offer to purchase any and all of its outstanding 3.375% Convertible Senior Notes due 2033 (the “2033 Convertible Notes”) for an amount in cash equal to 100% of the principal amount of the 2033 Convertible Notes, plus accrued and unpaid interest.  As a result of the tender offer, approximately $563 million of the 2033 Convertible Notes were repurchased.  Under the terms of the 2033 Convertible Notes, on October 15, 2010 remaining holders will have the right to require the Company to purchase their 2033 Convertible Notes for cash at a price equal to 100% of the principal amount, plus any accrued and unpaid interest.  Additionally, the Company has the right to redeem some or all of the remaining 2033 Convertible Notes at any time on or after October 15, 2010 at a price equal to 100% of the principal amount, plus any accrued and unpaid interest.  The Company’s intent is to call any remaining outstanding notes on October 15, 2010.  As of December 31, 2009, the remaining amount of the 2033 Convertible Notes outstanding was approximately $12 million, and is reported as Short-term borrowings and current portion of long-term debt in the accompanying Consolidated Statement of Financial Position.

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

On September 17, 2009, the Borrowers, together with the Guarantors, further amended the Amended and Restated Credit Agreement with the Lenders and Citicorp USA, Inc. as agent, in order to allow collateral under this agreement to be pledged on a second-lien basis and for the Company to issue $700 million in aggregate principal amount of debt, the net proceeds of which would be used to repurchase its existing $575 million Convertible Senior Notes due 2033 as well as for other general corporate purposes.  The Amended and Restated Credit Agreement and Amendment No. 1 to the Amended and Restated Credit Agreement dated September 17, 2009 are collectively hereinafter referred to as the “Amended Credit Agreement.”  Pursuant to the terms of the Amended Credit Agreement, the Company deposited $575 million of the net proceeds of the two financing transactions discussed above in a cash collateral account to be used to fund the repurchase of the 2033 Convertible Notes.  In October 2009, the Company completed a tender offer to purchase any and all of its outstanding 3.375% Convertible Senior Notes due 2033 (the “2033 Convertible Notes”) for an amount in cash equal to 100% of the principal amount of the 2033 Convertible Notes, plus accrued and unpaid interest.  As a result of the tender offer, approximately $563 million of the 2033 Convertible Notes were repurchased.  The remaining amount in the cash collateral account was approximately $12 million as of December 31, 2009 and is considered restricted cash, which is included in Other current assets in the accompanying Consolidated Statement of Financial Position.

The Amended Credit Agreement provides for an asset-based revolving credit facility of up to $500 million, as further described below.  The letters of credit previously issued under the former Secured Credit Agreement continue under the Amended Credit Agreement.  Additionally, up to $100 million of the Company’s and its subsidiaries’ obligations to various Lenders under treasury management services, hedge or other agreements or arrangements are secured by the asset-based collateral under the Amended Credit Agreement.  The Amended Credit Agreement can be used for general corporate purposes.  The termination date of the Amended Credit Agreement with respect to the Lenders who agreed to the extension, and any future lenders, is March 31, 2012, and with respect to the other Lenders continues to be October 18, 2010.  As of December 31, 2009, approximately 75% of the facility amount has been extended to the 2012 termination date, and additional lenders may be added to increase this amount.

Advances under the Amended Credit Agreement will be available based on the Borrowers’ respective borrowing base from time to time.  The borrowing base is calculated based on designated percentages of eligible accounts receivable, inventory, machinery and equipment and, once mortgages are recorded, certain real property, subject to applicable reserves.  As of December 31, 2009, based on this borrowing base calculation and after deducting the face amount of letters of credit outstanding of $136 million and $100 million of collateral to secure other banking arrangements, the Company had $201 million available to borrow under the Amended Credit Agreement.

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

Under the terms of the Amended Credit Agreement, the Company has agreed to certain affirmative and negative covenants customary in similar asset-based lending facilities.  In the event the Company’s excess availability under the borrowing base formula under the Amended Credit Agreement falls below $100 million for three consecutive business days, among other things, the Company must maintain a fixed charge coverage ratio of not less than 1.1 to 1.0 until the excess availability is greater than $100 million for 30 consecutive days.  As of December 31, 2009, excess availability was greater than $100 million.  The Company is also required to maintain cash and cash equivalents in the U.S. of at least $250 million.  The negative covenants limit, under certain circumstances, among other things, the Company’s ability to incur additional debt or liens, make certain investments, make shareholder distributions or prepay debt, except as permitted under the terms of the Amended Credit Agreement.  The Company was in compliance with all covenants under the Amended Credit Agreement as of December 31, 2009.

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

As of December 31, 2009, the Company had no debt for borrowed money outstanding under the Amended Credit Agreement, but had outstanding letters of credit of $136 million.  In addition to the letters of credit outstanding under the Amended Credit Agreement, there were bank guarantees and letters of credit of $30 million and surety bonds of $28 million outstanding under other banking arrangements primarily to ensure the payment of possible casualty and workers' compensation claims, environmental liabilities, legal contingencies, rental payments, and to support various customs and trade activities.

In addition to the Amended Credit Agreement, the Company has other committed and uncommitted lines of credit as of December 31, 2009 totaling $11 million and $156 million, respectively.  These lines primarily support operational and borrowing needs of the Company’s subsidiaries, which include term loans, overdraft coverage, revolving credit lines, letters of credit, bank guarantees and vendor financing programs.  Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market conditions.  As of December 31, 2009, usage under these lines was approximately $58 million, all of which were supporting non-debt related obligations.

On February 10, 2010, the Borrowers, together with the Guarantors, further amended the Amended Credit Agreement with the Lenders and Citicorp USA, Inc., as agent, in order to allow the Company to incur additional permitted senior debt of up to $200 million aggregate principal amount, and debt that refinances existing debt and permitted senior debt so long as the refinancing debt meets certain requirements.  In connection with the amendment, the Company reduced the commitments of its non-extending lenders by approximately $125 million.  This change did not reduce the maximum borrowing availability of $500 million under the Amended Credit Agreement.

Tender Offer on Senior Notes Due 2013
On February 3, 2010, the Company issued a tender offer to purchase up to $100 million of its outstanding 7.25% Senior Notes due 2013 (the “2013 Notes”) for an amount in cash equal to 91% of the principal amount of the 2013 Notes, plus accrued and unpaid interest.  The tender offer expires on March 4, 2010 unless extended or earlier terminated.  A purchase price in cash equal to 95% of the principal amount of the 2013 Notes was offered for notes tendered before an early termination date of February 11, 2010.  The Company’s obligation to pay for the 2013 Notes in the tender offer is subject to the satisfaction or waiver of a number of conditions, included the raising of not less than $100 million of second lien debt on terms reasonably satisfactory to it in order to finance the tender offer.  The tender offer is not contingent upon the tender of any minimum principal amount of 2013 Notes.  The Company reserves the right to increase the maximum tender amount of $100 million, subject to compliance with applicable law.

NOTE 9:  OTHER LONG-TERM LIABILITIES

	As of December 31,
(in millions)	2009	2008

Non-current tax-related liabilities	$477	$474
Environmental liabilities	102	115
Other	426	530
Total	$1,005	$1,119

The Other component above consists of other miscellaneous long-term liabilities that, individually, were less than 5% of the total liabilities component in the accompanying Consolidated Statement of Financial Position, and therefore, have been aggregated in accordance with Regulation S-X.

NOTE 10:  COMMITMENTS AND CONTINGENCIES

Environmental
Cash expenditures for pollution prevention and waste treatment for the Company's current facilities were as follows:

	For the Year Ended December 31,
(in millions)	2009	2008	2007

Recurring costs for pollution prevention and waste treatment	$37	$48	$49
Capital expenditures for pollution prevention and waste treatment	3	2	4
Site remediation costs	2	3	4
Total	$42	$53	$57

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

At December 31, 2009 and 2008, the Company’s undiscounted accrued liabilities for environmental remediation costs amounted to $102 million and $115 million, respectively.  These amounts were reported in Other long-term liabilities in the accompanying Consolidated Statement of Financial Position.

The Company is currently implementing a Corrective Action Program required by the Resource Conservation and Recovery Act (“RCRA”) at Eastman Business Park (formerly known as Kodak Park) in Rochester, NY.  The Company is currently in the process of completing, and in many cases has completed, RCRA Facility Investigations (“RFI”), Corrective Measures Studies (CMS) and

Corrective Measures Implementation (“CMI”) for areas at the site.  At December 31, 2009, estimated future investigation and remediation costs of $51 million were accrued for this site, the majority of which relates to long-term operation, maintenance of remediation systems and monitoring costs.

In addition, the Company has accrued for obligations with estimated future investigation, remediation and monitoring costs of $10 million relating to other operating sites, $21 million at sites associated with former operations, and $20 million of retained obligations for environmental remediation and Superfund matters related to certain sites associated with the non-imaging health businesses sold in 1994.

Cash expenditures for the aforementioned investigation, remediation and monitoring activities are expected to be incurred over the next twenty-six years for many of the sites.  For these known environmental liabilities, the accrual reflects the Company’s best estimate of the amount it will incur under the agreed-upon or proposed work plans.  The Company’s cost estimates were determined using the ASTM Standard E 2137-06, "Standard Guide for Estimating Monetary Costs and Liabilities for Environmental Matters," and have not been reduced by possible recoveries from third parties.  The overall method includes the use of a probabilistic model which forecasts a range of cost estimates for the remediation required at individual sites.  The projects are closely monitored and the models are reviewed as significant events occur or at least once per year.  The Company’s estimate includes investigations, equipment and operating costs for remediation and long-term monitoring of the sites.  The Company does not believe it is reasonably possible that the losses for the known exposures could exceed the current accruals by material amounts.

A Consent Decree was signed in 1994 in settlement of a civil complaint brought by the U.S. Environmental Protection Agency (“EPA”) and the U.S. Department of Justice.  In connection with the Consent Decree, the Company is subject to a Compliance Schedule, under which the Company has improved its waste characterization procedures, upgraded one of its incinerators, and has upgraded its industrial sewer system.  The Company submitted a certification stating that it has completed the requirements of the Consent Decree, and received an acknowledgement of completion from the EPA on February 5, 2010.  No further capital expenditures are expected under this program, but Kodak is required to continue the sewer inspection program until the Decree is closed by the Court.  Costs associated with the sewer inspection program are not material.

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

Asset Retirement Obligations
As of December 31, 2009 and 2008, the Company has recorded approximately $62 million and $67 million, respectively, of asset retirement obligations within Other long-term liabilities in the accompanying Consolidated Statement of Financial Position.  The Company’s asset retirement obligations primarily relate to asbestos contained in buildings that the Company owns.  In many of the countries in which the Company operates, environmental regulations exist that require the Company to handle and dispose of asbestos in a special manner if a building undergoes major renovations or is demolished.  Otherwise, the Company is not required to remove the asbestos from its buildings.  The Company records a liability equal to the estimated fair value of its obligation to perform asset retirement activities related to the asbestos, computed using an expected present value technique, when sufficient information exists to calculate the fair value.  The Company does not have a liability recorded related to every building that contains asbestos because the Company cannot estimate the fair value of its obligation for certain buildings due to a lack of sufficient information about the range of time over which the obligation may be settled through demolition, renovation or sale of the building.

The following table provides asset retirement obligation activity:

	For the Year Ended December 31,
(in millions)	2009	2008	2007

Asset retirement obligations as of January 1	$67	$64	$92
Liabilities incurred in the current period	4	9	24
Liabilities settled in the current period	(13)	(9)	(55)
Accretion expense	3	3	3
Other	1	-	-
Asset retirement obligations as of December 31	$62	$67	$64

Other Commitments and Contingencies
The Company has entered into noncancelable agreements with several companies, which provide Kodak with products and services to be used in its normal operations.  These agreements are related to raw materials, supplies, production and administrative services, as well as marketing and advertising.  The terms of these agreements cover the next one to twelve years.  The minimum payments for obligations under these agreements are approximately $387 million in 2010, $283 million in 2011, $66 million in 2012, $37 million in 2013, $15 million in 2014 and $43 million in 2015 and thereafter.

Rental expense, net of minor sublease income, amounted to $108 million in 2009, $117 million in 2008 and $130 million in 2007.  The approximate amounts of noncancelable lease commitments with terms of more than one year, principally for the rental of real property, reduced by minor sublease income, are $81 million in 2010, $61 million in 2011, $47 million in 2012, $27 million in 2013, $16 million in 2014 and $64 million in 2015 and thereafter.

In December 2003, the Company sold a property in France for approximately $65 million, net of direct selling costs, and then leased back a portion of this property for a nine-year term.  The entire gain on the property sale of approximately $57 million was deferred and no gain was recognizable upon the closing of the sale as the Company's continuing involvement in the property is deemed to be significant.  As a result, the Company is accounting for the transaction as a financing transaction.  Future minimum lease payments under this noncancelable lease commitment are approximately $5 million per year for 2010 through 2012.

The Company’s Brazilian operations are involved in governmental assessments of indirect and other taxes in various stages of litigation related to federal and state value-added taxes.  The Company is disputing these matters and intends to vigorously defend its position.  Based on the opinion of legal counsel, management does not believe that the ultimate resolution of these matters will materially impact the Company’s results of operations, financial position or cash flows.  The Company routinely assesses all these matters as to the probability of ultimately incurring a liability in its Brazilian operations and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable.

The Company recorded a contingency accrual of approximately $21 million in the fourth quarter of 2008 related to employment litigation matters.  The employment litigation matters related to a number of cases, which had similar fact patterns related to legacy equal employment opportunity issues.  On April 27, 2009, the plaintiffs filed an unopposed motion for preliminary approval of a settlement in this action pursuant to which the Company will establish a settlement fund in the amount of $21 million that will be used for payments to plaintiffs and class members, as well as attorney’s fees, litigation costs, and claims administration costs.  The settlement is subject to court approval.

During the third quarter of 2009, the Company reached a settlement of a patent infringement suit related to products in the Company’s Graphic Communications Group.  The parties also entered into a cross license agreement.  This settlement did not have a material impact on the Company’s consolidated results of operations or cash flows for the year ended December 31, 2009, or to its financial position as of December 31, 2009.

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

NOTE 11:  GUARANTEES

The Company guarantees debt and other obligations of certain customers.  The debt and other obligations are primarily due to banks and leasing companies in connection with financing of customers’ purchases of equipment and product from the Company.  At December 31, 2009, the maximum potential amount of future payments (undiscounted) that the Company could be required to make under these customer-related guarantees was $60 million.  At December 31, 2009, the carrying amount of any liability related to these customer guarantees was not material.

The customer financing agreements and related guarantees, which mature between 2010 and 2016, typically have a term of 90 days for product and short-term equipment financing arrangements, and up to five years for long-term equipment financing arrangements.  These guarantees would require payment from the Company only in the event of default on payment by the respective debtor.  In some cases, particularly for guarantees related to equipment financing, the Company has collateral or recourse provisions to recover and sell the equipment to reduce any losses that might be incurred in connection with the guarantees.  However, any proceeds received from the liquidation of these assets may not cover the maximum potential loss under these guarantees.

Eastman Kodak Company (“EKC”) also guarantees potential indebtedness to banks and other third parties for some of its consolidated subsidiaries.  The maximum amount guaranteed is $301 million, and the outstanding amount for those guarantees is $190 million with $141 million recorded within the Short-term borrowings and current portion of long-term debt, and Long-term debt, net of current portion components in the accompanying Consolidated Statement of Financial Position.  These guarantees expire in 2010 through 2019.  Pursuant to the terms of the Company's Amended Credit Agreement, obligations of the Borrowers to the Lenders under the Amended Credit Agreement, as well as secured agreements in an amount not to exceed $100 million, are guaranteed by the Company and the Company’s U.S. subsidiaries and included in the above amounts.

During the fourth quarter of 2007, EKC issued a guarantee to Kodak Limited (the “Subsidiary”) and the Trustees (the “Trustees”) of the Kodak Pension Plan of the United Kingdom (the “Plan”).  Under this arrangement, EKC guarantees to the Subsidiary and the Trustees the ability of the Subsidiary, only to the extent it becomes necessary to do so, to (1) make contributions to the Plan to ensure sufficient assets exist to make plan benefit payments, and (2) make contributions to the Plan such that it will achieve full funded status by the funding valuation for the period ending December 31, 2015.  The guarantee expires upon the conclusion of the funding valuation for the period ending December 31, 2015 whereby the Plan achieves full funded status or earlier, in the event that the Plan achieves full funded status for two consecutive funding valuation cycles which are typically performed at least every three years.  The limit of potential future payments is dependent on the funding status of the Plan as it fluctuates over the term of the guarantee.  The Plan's most recent local funding valuation was completed in March 2009.  EKC and the Subsidiary are in discussions with the Trustees regarding the amount of future annual contributions and the date by which the Plan will achieve full funded status.  These negotiations may require changes to the existing guarantee described above.  The funded status of the Plan (calculated in accordance with U.S. GAAP) is included in Pension and other postretirement liabilities presented in the Consolidated Statement of Financial Position.

Indemnifications
The Company issues indemnifications in certain instances when it sells businesses and real estate, and in the ordinary course of business with its customers, suppliers, service providers and business partners.  Further, the Company indemnifies its directors and officers who are, or were, serving at the Company's request in such capacities.  Historically, costs incurred to settle claims related to these indemnifications have not been material to the Company’s financial position, results of operations or cash flows.  Additionally, the fair value of the indemnifications that the Company issued during the year ended December 31, 2009 was not material to the Company’s financial position, results of operations or cash flows.

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

(in millions)

Accrued warranty obligations as of December 31, 2007	$44
Actual warranty experience during 2008	(69)
2008 warranty provisions	90
Accrued warranty obligations as of December 31, 2008	$65
Actual warranty experience during 2009	(92)
2009 warranty provisions	88
Accrued warranty obligations as of December 31, 2009	$61

The Company also offers its customers extended warranty arrangements that are generally one year, but may range from three months to three years after the original warranty period.  The Company provides repair services and routine maintenance under these arrangements.  The Company has not separated the extended warranty revenues and costs from the routine maintenance service revenues and costs, as it is not practicable to do so.  Therefore, these revenues and costs have been aggregated in the discussion that follows.  The change in the Company's deferred revenue balance in relation to these extended warranty and maintenance arrangements, which is reflected in Accounts payable and other current liabilities in the accompanying Consolidated Statement of Financial Position, was as follows:

(in millions)

Deferred revenue as of December 31, 2007	$148
New extended warranty and maintenance arrangements in 2008	387
Recognition of extended warranty and maintenance arrangement revenue in 2008	(382)
Deferred revenue as of December 31, 2008	$153
New extended warranty and maintenance arrangements in 2009	413
Recognition of extended warranty and maintenance arrangement revenue in 2009	(436)
Deferred revenue as of December 31, 2009	$130

Costs incurred under these extended warranty and maintenance arrangements for the years ended December 31, 2009 and 2008 amounted to $193 million and $175 million, respectively.

NOTE 12:  FINANCIAL INSTRUMENTS

The following table presents the carrying amounts, estimated fair values, and location in the Consolidated Statement of Financial Position for the Company’s financial instruments:
		Assets
(in millions)		December 31, 2009		December 31, 2008
	Balance Sheet Location	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Marketable securities:
Available-for-sale (1)	Other long-term assets	$7	$7	$7	$7
Held-to-maturity (2)	Other current assets and Other long-term assets	8	9	12	12

Derivatives designated as hedging instruments:
Commodity contracts (1)	Other current assets	1	1	1	1

Derivatives not designated as hedging instruments:
Foreign exchange contracts (1)	Other current assets	7	7	18	18

		Liabilities
(in millions)		December 31, 2009		December 31, 2008
	Balance Sheet Location	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Long-term borrowings, net of current portion (2)	Long-term debt, net of current portion	$1,129	$1,142	$1,252	$926

Derivatives designated as hedging instruments:
Commodity contracts (1)	Accounts payable and other current liabilities	-	-	4	4

Derivatives not designated as hedging instruments:
Foreign exchange contracts (1)	Accounts payable and other current liabilities	11	11	80	80
Foreign exchange contracts (1)	Other long-term liabilities	6	6	3	3

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

(in millions)	For the Year Ended
	December 31,
	2009	2008	2007
Net gain (loss)	$(2)	$7	$2

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

The Company’s financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments.  The Company manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties.  The Company has procedures to monitor the credit exposure amounts.  The maximum credit exposure at December 31, 2009 was not significant to the Company.

In the event of a default under the Company’s Amended Credit Agreement, or a default under any derivative contract or similar obligation of the Company, the derivative counterparties would have the right, although not the obligation, to require immediate settlement of some or all open derivative contracts at their then-current fair value, but with liability positions netted against asset positions with the same counterparty.  At December 31, 2009, the Company had open derivative contracts in liability positions with a total fair value of $17 million.

The location and amounts of gains and losses related to derivatives reported in the Consolidated Statement of Operations are shown in the following tables:

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI Into Cost of Goods Sold (Effective Portion)		Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(in millions)	For the Year Ended December 31,		For the Year Ended December 31,		For the Year Ended December 31,
	2009	2008	2009	2008	2009	2008

Commodity contracts	$12	$(16)	$7	$8	$-	$-
Foreign exchange contracts	-	-	(2)	-	-	-

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative
(in millions)		For the Year Ended December 31,
		2009	2008

Foreign exchange contracts	Other income (charges), net	$29	$(75)

Foreign currency forward contracts

The Company’s foreign currency forward contracts used to hedge existing foreign currency denominated assets and liabilities are not designated as hedges, and are marked to market through net (loss) earnings at the same time that the exposed assets and liabilities are remeasured through net (loss) earnings (both in Other income (charges), net).  The notional amount of such contracts open at December 31, 2009 was approximately $900 million.  The majority of the contracts of this type held by the Company are denominated in euros and British pounds.

Additionally, the Company may enter into foreign currency forward contracts that are designated as cash flow hedges of exchange rate risk related to forecasted foreign currency denominated purchases, sales and intercompany sales.

A subsidiary of the Company has entered into intercompany foreign currency forward contracts that were designated as cash flow hedges of exchange rate risk related to forecasted foreign currency denominated intercompany sales.  By December 31, 2009, all such contracts had been dedesignated as hedges according to the hedge strategy and there were no related amounts remaining in accumulated other comprehensive (loss) income.  During 2009, a gain of less than $1 million was reclassified into cost of goods sold.  Hedge ineffectiveness was insignificant.  The fair value of the remaining open contracts was a net gain of less than $1 million and the notional amount was $2 million.

A subsidiary of the Company has entered into intercompany foreign currency forward contracts that were designated as cash flow hedges of exchange rate risk related to forecasted foreign currency denominated purchases.  By December 31, 2009, all such contracts had been dedesignated as hedges according to the hedge strategy and there were no related amounts remaining in accumulated other comprehensive (loss) income.  During 2009, a loss of $2 million was reclassified into cost of goods sold.  Hedge ineffectiveness was insignificant.  The fair value of the remaining open contracts was a net loss of less than $1 million and the notional amount was $5 million.

Silver forward contracts

The Company enters into silver forward contracts that are designated as cash flow hedges of commodity price risk related to forecasted purchases of silver.  The value of the notional amounts of such contracts open at December 31, 2009 was $41 million.  Hedge gains and losses related to these silver forward contracts are reclassified into cost of goods sold as the related silver-containing products are sold to third parties.  These gains or losses transferred to cost of goods sold are generally offset by increased or decreased costs of silver purchased in the open market.  The amount of existing gains and losses at December 31, 2009 to be reclassified into earnings within the next 12 months is a net gain of $6 million.  At December 31, 2009, the Company had hedges of forecasted purchases through October 2010.

NOTE 13:  OTHER OPERATING (INCOME) EXPENSES, NET

	For the Year Ended December 31,
(in millions)	2009	2008	2007

(Income) expenses:
Goodwill impairment (1)	$-	$785	$-
Long-lived asset impairments	8	4	56
Gains related to the sales of assets and businesses (2)	(100)	(25)	(158)
Other	4	2	6
Total	$(88)	$766	$(96)

(1)	Refer to Note 5, “Goodwill and Other Intangible Assets,” in the Notes to Financial Statements.

(2)
In November 2009, the Company agreed to terminate its patent infringement litigation with LG Electronics, Inc., LG Electronics USA, Inc., and LG Electronics Mobilecomm USA, Inc., entered into a technology cross license agreement with LG Electronics, Inc. and agreed to sell assets of its OLED group to Global OLED Technology LLC, an entity established by LG Electronics, Inc., LG Display Co., Ltd. and LG Chem, Ltd. As the transactions were entered into in contemplation of one another, in order to reflect the asset sale separately from the licensing transaction, the total consideration was allocated between the asset sale and the licensing transaction based on the estimated fair value of the assets sold. Fair value of the assets sold was estimated using other competitive bids received by the Company. Accordingly, $100 million of the proceeds was allocated to the asset sale. The remaining gross proceeds of $414 million were allocated to the licensing transaction and reported in net sales of the CDG segment.

NOTE 14:  OTHER INCOME (CHARGES), NET

	For the Year Ended December 31,
(in millions)	2009	2008	2007

Income (charges):
Interest income	$12	$71	$95
(Loss) gain on foreign exchange transactions	(2)	7	2
Support for an educational institution	-	(10)	-
Legal settlements	19	-	-
MUTEC equity method investment impairment	-	(4)	(5)
Other	1	(9)	(6)
Total	$30	$55	$86

NOTE 15:  INCOME TAXES

The components of loss from continuing operations before income taxes and the related (benefit) provision for U.S. and other income taxes were as follows:

	For the Year Ended December 31,
(in millions)	2009	2008	2007

(Loss) earnings from continuing operations before income taxes:

U.S.	$(410)	$(382)	$(354)
Outside the U.S.	293	(492)	97
Total	$(117)	$(874)	$(257)

U.S. income taxes:
Current provision (benefit)	$8	$(278)	$(237)
Deferred (benefit) provision	(7)	15	11
Income taxes outside the U.S.:
Current provision	113	72	141
Deferred provision	-	38	49
State and other income taxes:
Current (benefit) provision	(1)	7	(15)
Deferred provision (benefit)	2	(1)	-
Total provision (benefit)	$115	$(147)	$(51)

The differences between income taxes computed using the U.S. federal income tax rate and the (benefit) provision for income taxes for continuing operations were as follows:

	For the Year Ended December 31,
(in millions)	2009	2008	2007

Amount computed using the statutory rate	$(41)	$(306)	$(90)

Increase (reduction) in taxes resulting from:
State and other income taxes, net of federal	1	4	(15)
Foreign tax credits benefitted	-	-	(76)
Impact of goodwill impairment	-	229	-
Operations outside the U.S.	45	31	54
Valuation allowance	117	146	152
Tax settlements and adjustments, including interest	(4)	(248)	(65)
Other, net	(3)	(3)	(11)
Provision (benefit) for income taxes	$115	$(147)	$(51)

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

The refund had a positive impact of $565 million on the Company’s net earnings for the year ended December 31, 2008.  Of the $565 million increase in net earnings, $295 million related to the 1994 sale of Sterling Winthrop Inc., which was reflected in earnings from discontinued operations, net of income taxes.  The balance of $270 million, which represents interest, net of state income tax, was reflected in loss from continuing operations and is included in the “Tax settlements and adjustments, including interest” line item above.  The difference between the cash refund received of $581 million and the positive net earnings impact of $565 million represented incremental state tax expense incurred and the release of an existing income tax receivable related to the refund.

Deferred Tax Assets and Liabilities
The significant components of deferred tax assets and liabilities were as follows:

	As of December 31,
(in millions)	2009	2008

Deferred tax assets
Pension and postretirement obligations	$803	$534
Restructuring programs	16	28
Foreign tax credit	350	270
Inventories	15	-
Investment tax credit	159	168
Employee deferred compensation	91	84
Research and development costs	146	29
Tax loss carryforwards	931	912
Other deferred revenue	32	35
Other	486	453
Total deferred tax assets	$3,029	$2,513

Deferred tax liabilities
Depreciation	26	59
Leasing	51	58
Inventories	-	16
Other	143	136
Total deferred tax liabilities	220	269
Net deferred tax assets before valuation allowance	2,809	2,244
Valuation allowance	2,092	1,665

Net deferred tax assets	$717	$579

Deferred tax assets (liabilities) are reported in the following components within the Consolidated Statement of Financial Position:

	As of December 31,
(in millions)	2009	2008

Other current assets	$121	$114
Other long-term assets	607	506
Accrued income and other taxes	-	(4)
Other long-term liabilities	(11)	(37)
Net deferred tax assets	$717	$579

As of December 31, 2009, the Company had available domestic and foreign net operating loss carryforwards for income tax purposes of approximately $3,046 million, of which approximately $561 million have an indefinite carryforward period.  The remaining $2,485 million expire between the years 2010 and 2029.  Utilization of these net operating losses may be subject to limitations in the event of significant changes in stock ownership of the Company.  As of December 31, 2009, the Company had unused foreign tax credits and investment tax credits of $350 million and $159 million, respectively, with various expiration dates through 2029.

The Company has been granted a tax holiday in certain jurisdictions in China that becomes effective when the net operating loss carryforwards are fully utilized.  The Company is eligible for a 50% reduction of the income tax rate as a tax holiday incentive.  The tax rate currently varies by jurisdiction, due to the tax holiday, and will be 25% in all jurisdictions within China in 2012.

Retained earnings of subsidiary companies outside the U.S. were approximately $1,842 million and $1,814 million as of December 31, 2009 and 2008, respectively.  Deferred taxes have not been provided on such undistributed earnings, as it is the Company’s policy to indefinitely reinvest its retained earnings.  Further, it is not practicable to determine the related deferred tax liability.  However, the Company periodically repatriates a portion of these earnings to the extent that it can do so tax-free, or at minimal cost.

The Company’s valuation allowance as of December 31, 2009 was $2,092 million.  Of this amount, $445 million was attributable to the Company’s net deferred tax assets outside the U.S. of $910 million, and $1,647 million related to the Company’s net deferred tax assets in the U.S. of $1,899 million, which the Company believes it is not more likely than not that the assets will be realized.  The net deferred tax assets in excess of the valuation allowance of $717 million relate primarily to net operating loss carryforwards, certain tax credits, and pension related tax benefits which the Company believes it is more likely than not that the assets will be realized.

The valuation allowance as of December 31, 2008 was $1,665 million.  Of this amount, $378 million was attributable to the Company’s net deferred tax assets outside the U.S. of $722 million, and $1,287 million related to the Company’s net deferred tax assets in the U.S. of $1,522 million, which the Company believes it is not more likely than not that the assets will be realized.  The net deferred tax assets in excess of the valuation allowance of $579 million related primarily to net operating loss carryforwards and certain tax credits which the Company believes it is more likely than not that the assets will be realized.

Accounting for Uncertainty in Income Taxes

A reconciliation of the beginning and ending amount of the Company’s liability for income taxes associated with unrecognized tax benefits is as follows:

(in millions)

	2009	2008	2007

Balance as of January 1	$296	$303	$305
Tax positions related to the current year:
Additions	10	54	59
Reductions	-	-	-
Tax positions related to prior years:
Additions	8	16	45
Reductions	(58)	(74)	(101)
Settlements with taxing authorities	-	(3)	(4)
Lapses in statutes of limitations	-	-	(1)
Balance as of December 31	$256	$296	$303

The Company’s policy regarding interest and/or penalties related to income tax matters is to recognize such items as a component of income tax (benefit) expense.  During the years ended December 31, 2009, 2008 and 2007, the Company recognized interest and penalties of approximately $8 million, $10 million and $10 million, respectively, in income tax (benefit) expense.  Additionally, the Company had approximately $69 million and $61 million of interest and penalties associated with uncertain tax benefits accrued as of December 31, 2009 and 2008, respectively.

If the unrecognized tax benefits were recognized, they would favorably affect the effective income tax rate in the period recognized.  The Company has classified certain income tax liabilities as current or noncurrent based on management’s estimate of when these liabilities will be settled.  These noncurrent income tax liabilities are recorded in Other long-term liabilities in the Consolidated Statement of Financial Position.  Current liabilities are recorded in Accrued income and other taxes in the Consolidated Statement of Financial Position.

It is reasonably possible that the liability associated with the Company’s unrecognized tax benefits will increase or decrease within the next twelve months.  These changes may be the result of ongoing audits or the expiration of statutes of limitations.  Settlements could range from $0 to $100 million based on current estimates.  Audit outcomes and the timing of audit settlements are subject to significant uncertainty.  Although management believes that adequate provision has been made for such issues, there is the possibility that the ultimate resolution of such issues could have an adverse effect on the earnings of the Company.  Conversely, if these issues are resolved favorably in the future, the related provision would be reduced, thus having a positive impact on earnings.  It is anticipated that audit settlements will be reached during 2010 that could have a significant earnings impact.  Due to the uncertainty of amounts and in accordance with its accounting policies, the Company has not recorded any potential impact of these settlements.

The Company files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions.  The Company has substantially concluded all U.S. federal income tax matters for years through 2000.  The Company’s U.S. tax matters for the years 2001 through 2008 remain subject to examination by the IRS.  Substantially all material state, local, and foreign income tax matters have been concluded for years through 2000.  The Company’s tax matters for the years 2001 through 2008 remain subject to examination by the respective state, local, and foreign tax jurisdiction authorities.

NOTE 16:  RESTRUCTURING AND RATIONALIZATION LIABILITIES

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

Restructuring and Ongoing Rationalization Reserve Activity

The activity in the accrued balances and the non-cash charges and credits incurred in relation to restructuring programs and ongoing rationalization activities during the three years ended December 31, 2009 were as follows:

			Long-lived Asset
		Exit	Impairments
	Severance	Costs	and Inventory	Accelerated
(in millions)	Reserve	Reserve	Write-downs	Depreciation	Total

Balance at December 31, 2006	$228	$35	$-	$-	$263

2007 charges - continuing operations (1)	145	129	282	107	663
2007 charges - discontinued operations	20	4	-	-	24
2007 reversals - continuing operations	(1)	-	-	-	(1)
2007 reversals - discontinued operations	-	(1)	-	-	(1)
2007 cash payments/utilization (2)	(289)	(135)	(282)	(107)	(813)
2007 other adj. & reclasses (3)	26	3	-	-	29
Balance at December 31, 2007	129	35	-	-	164

2008 charges - continuing operations (4)	122	14	16	6	158
2008 reversals - continuing operations	(6)	(3)	-	-	(9)
2008 cash payments/utilization (5)	(111)	(22)	(16)	(6)	(155)
2008 other adjustments & reclasses (6)	(25)	(3)	-	-	(28)
Balance at December 31, 2008	109	21	-	-	130

2009 charges - continuing operations (7)	193	27	16	22	258
2009 cash payments/utilization (8)	(154)	(23)	(16)	(22)	(215)
2009 other adjustments & reclasses (9)	(80)	2	-	-	(78)
Balance at December 31, 2009 (10)	$68	$27	$-	$-	$95

(1)	Severance reserve includes charges of $233 million, offset by net curtailment and settlement gains related to these actions of $88 million.

(2)
During the year ended December 31, 2007, the Company made cash payments of approximately $446 million related to restructuring.  Of this amount, $424 million was paid out of restructuring liabilities, while $22 million was paid out of Pension and other postretirement liabilities.

(3)
Includes $13 million of net credits for severance related pension plan curtailments, settlements, and special termination benefits.  Also includes $1 million of environmental remediation costs and $2 million of other severance related costs.  The remaining $13 million is related to foreign currency translation adjustments.

(4)	Severance reserve activity includes charges of $139 million, offset by net curtailment gains related to these actions of $17 million.

(5)
During the year ended December 31, 2008, the Company made cash payments of approximately $143 million related to restructuring and rationalization.  Of this amount, $133 million was paid out of restructuring liabilities, while $10 million was paid out of Pension and other postretirement liabilities.

(6)
Includes $23 million of severance related charges for pension plan curtailments, settlements, and special termination benefits, which are reflected in Pension and other postretirement liabilities and Other long-term assets in the Consolidated Statement of Financial Position.  The remaining amounts are primarily related to foreign currency translation adjustment.

(7)	Severance reserve activity includes charges of $191 million, and net curtailment and settlement losses related to these actions of $2 million.

(8)
During the year ended December 31, 2009, the Company made cash payments of approximately $177 million related to restructuring and rationalization, all of which was paid out of restructuring liabilities.

(9)
Includes $84 million of severance related charges for pension plan curtailments, settlements, and special termination benefits, which are reflected in Pension and other postretirement liabilities and Other long-term assets in the Consolidated Statement of Financial Position, partially offset by foreign currency translation adjustments.

(10)	The Company expects to utilize the majority of the December 31, 2009 accrual balance in 2010.

2007 Activity

For the year ended December 31, 2007, the Company incurred restructuring charges, net of reversals, of $685 million, all under the 2004-2007 Restructuring Program, including $23 million related to discontinued operations ($20 million of severance costs and $3 million of exit costs), and $662 million related to continuing operations ($107 million of accelerated depreciation, $12 million of inventory write-downs, $270 million of asset impairments, $144 million of severance costs, and $129 million of exit costs).  The Company substantially completed its 2004-2007 Restructuring Program as of December 31, 2007.

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

As a result of these initiatives, severance payments were paid during periods through 2009 since, in many instances, the employees whose positions were eliminated can elect or are required to receive their payments over an extended period of time.  In addition, certain exit costs, such as long-term lease payments, will continue to be paid over periods beyond 2009.

2009 Activity

On December 17, 2008, the Company committed to a plan to implement a targeted cost reduction program (the 2009 Program) to more appropriately size the organization as a result of economic conditions.  The program involved rationalizing selling, administrative, research and development, supply chain and other business resources in certain areas and consolidating certain facilities.

The Company recorded $258 million of charges, including $22 million of charges for accelerated depreciation and $10 million of charges for inventory write-downs, which were reported in Cost of goods sold in the accompanying Consolidated Statement of Operations for the year ended December 31, 2009.  The remaining costs incurred of $226 million were reported as Restructuring costs, rationalization and other in the accompanying Consolidated Statement of Operations for the year ended December 31, 2009.  The severance and exit costs reserves require the outlay of cash, while long-lived asset impairments, accelerated depreciation and inventory write-downs represent non-cash items.

The severance costs related to the elimination of approximately 3,225 positions, including approximately 1,475 manufacturing, 750 research and development, and 1,000 administrative positions.  The geographic composition of the positions eliminated includes approximately 1,950 in the United States and Canada, and 1,275 throughout the rest of the world.

The charges of $258 million recorded in 2009 included $69 million applicable to the FPEG segment, $34 million applicable to the CDG segment, $112 million applicable to the GCG segment, and $43 million that was applicable to manufacturing, research and development, and administrative functions, which are shared across all segments.

As a result of these initiatives, severance payments will be paid during periods through 2010 since, in many instances, the employees whose positions were eliminated can elect or are required to receive their payments over an extended period of time.  In addition, certain exit costs, such as long-term lease payments, will be paid over periods throughout 2010 and beyond.

NOTE 17:  RETIREMENT PLANS

Substantially all U.S. employees are covered by a noncontributory defined benefit plan, the Kodak Retirement Income Plan (“KRIP”), which is funded by Company contributions to an irrevocable trust fund.  The funding policy for KRIP is to contribute amounts sufficient to meet minimum funding requirements as determined by employee benefit and tax laws plus any additional amounts the Company determines to be appropriate.  Generally, benefits are based on a formula recognizing length of service and final average earnings.  Assets in the trust fund are held for the sole benefit of participating employees and retirees.  They are comprised of corporate equity and debt securities, U.S. government securities, partnership investments, interests in pooled funds, real estate, and various types of interest rate, foreign currency, debt and equity market financial instruments.

In March 1999, the Company amended the KRIP to include a separate cash balance formula for all U.S. employees hired after February 1999.  All U.S. employees hired prior to that date were granted the option to choose the traditional KRIP plan or the Cash Balance plan.  Written elections were made by employees in 1999, and were effective January 1, 2000.  The Cash Balance plan credits employees' accounts with an amount equal to 4% of their pay, plus interest based on the 30-year treasury bond rate.  In addition, for employees participating in the Cash Balance plan and the Company's defined contribution plan, the Savings and Investment Plan (“SIP”), the Company matches dollar-for-dollar on the first 1% contributed to SIP and $.50 for each dollar on the next 4% contributed.  Company contributions to SIP were $13 million and $14 million for 2008, and 2007, respectively.  The Company suspended its matching contribution for 2009, but resumed it in 2010.

The Company also sponsors unfunded defined benefit plans for certain U.S. employees, primarily executives.  The benefits of these plans are obtained by applying KRIP provisions to all compensation, including amounts being deferred, and without regard to the legislated qualified plan maximums, reduced by benefits under KRIP.  Employees covered by the Cash Balance plan also receive an additional benefit equal to 3% of their annual pensionable earnings.  The Company suspended this additional benefit for 2009, but resumed it in 2010.

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

The measurement date used to determine the pension obligation for all funded and unfunded U.S. and Non-U.S. defined benefit plans is December 31.

Information regarding the major funded and unfunded U.S. and Non-U.S. defined benefit plans follows:

(in millions)	2009		2008
	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in Benefit Obligation
Projected benefit obligation at January 1	$4,602	$3,005	$4,963	$4,217
Acquisitions/divestitures/other transfers	(1)	2	3	-
Service cost	52	15	54	20
Interest cost	293	181	307	218
Participant contributions	-	9	-	6
Plan amendment	-	3	3	(7)
Benefit payments	(663)	(237)	(576)	(254)
Actuarial (gain) loss	500	373	(186)	(399)
Curtailments	(19)	(3)	(2)	(2)
Settlements	-	(4)	-	-
Special termination benefits	78	5	36	4
Currency adjustments	-	223	-	(798)
Projected benefit obligation at December 31	$4,842	$3,572	$4,602	$3,005

Change in Plan Assets
Fair value of plan assets at January 1	$5,098	$2,349	$7,098	$3,614
Acquisitions/divestitures	-	4	-	-
Actual gain (loss) on plan assets	292	152	(1,453)	(492)
Employer contributions	31	90	29	72
Participant contributions	-	9	-	6
Settlements	-	(4)	-	-
Benefit payments	(663)	(237)	(576)	(254)
Currency adjustments	-	170	-	(597)
Fair value of plan assets at December 31	$4,758	$2,533	$5,098	$2,349

Over (Under) Funded Status at December 31	$(84)	$(1,039)	$496	$(656)

Accumulated benefit obligation at December 31	$4,683	$3,473	$4,392	$2,926

The decline in funded status from December 31, 2008 to December 31, 2009 was primarily due to lower discount rates.

Amounts recognized in the Consolidated Statement of Financial Position for all major funded and unfunded U.S. and Non-U.S. defined benefit plans were as follows:

	As of December 31,
(in millions)	2009		2008
	U.S.	Non-U.S.	U.S.	Non-U.S.

Other long-term assets	$131	$16	$717	$48
Accounts payable and other current liabilities	(21)	-	(22)	(1)
Pension and other postretirement liabilities	(194)	(1,055)	(199)	(703)
Net amount recognized	$(84)	$(1,039)	$496	$(656)

Information with respect to the major funded and unfunded U.S. and Non-U.S. defined benefit plans with an accumulated benefit obligation in excess of plan assets follows:

	As of December 31,
(in millions)	2009		2008
	U.S.	Non-U.S.	U.S.	Non-U.S.

Projected benefit obligation	$351	$2,682	$343	$2,692
Accumulated benefit obligation	349	2,609	331	2,623
Fair value of plan assets	136	1,639	122	1,990

Amounts recognized in Accumulated other comprehensive loss for all major funded and unfunded U.S. and Non-U.S. defined benefit plans consisted of:

	As of December 31,
(in millions)	2009		2008
	U.S.	Non-U.S.	U.S.	Non-U.S.

Net transition obligation	$-	$1	$-	$1
Prior service cost (credit)	8	(1)	10	(4)
Net actuarial loss	1,509	1,411	839	918
Total	$1,517	$1,411	$849	$915

Changes in plan assets and benefit obligations recognized in other comprehensive income (loss) during 2009 for all major funded and unfunded U.S. and Non-U.S. defined benefit plans follows:

	2009		2008
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.

Newly established loss	$695	$428	$1,810	$352
Newly established prior service cost	-	2	3	(7)
Amortization of:
Prior service cost	(2)	(1)	(1)	(1)
Net actuarial loss	(5)	(13)	(4)	(48)
Prior service cost recognized due to curtailment	(1)	-	1	-
Net curtailment gain not recognized in expense	(19)	(3)	10	4
Net gain recognized in expense due to settlements	-	(4)	-	(8)
Total amount recognized in Other comprehensive loss	$668	$409	$1,819	$292

The actuarial loss and prior service cost estimated to be amortized from Accumulated other comprehensive loss into net periodic pension cost over the next year for all major plans is $39 million and $2 million, respectively.

Pension (income) expense from continuing operations for all defined benefit plans included:

	For the Year Ended December 31,
(in millions)	2009		2008		2007
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Major defined benefit plans:
Service cost	$52	$15	$54	$20	$71	$27
Interest cost	293	181	307	218	304	204
Expected return on plan assets	(486)	(208)	(545)	(259)	(537)	(258)
Amortization of:
Prior service cost	2	1	1	1	-	1
Actuarial loss	5	13	4	48	6	57
Pension (income) expense before special termination benefits, curtailments and settlements	(134)	2	(179)	28	(156)	31

Special termination benefits	78	5	36	4	61	14
Curtailment gains	-	(1)	(13)	(6)	(25)	(4)
Settlement losses (gains)	-	1	-	-	(61)	(4)
Net pension (income) expense for major defined benefit plans	(56)	7	(156)	26	(181)	37
Other plans including unfunded plans	-	3	-	9	-	13
Net pension (income) expense from continuing operations	$(56)	$10	$(156)	$35	$(181)	$50

The special termination benefits of $83 million, $40 million, and $75 million for the years ended December 31, 2009, 2008, and 2007, respectively, were incurred as a result of the Company's restructuring actions and, therefore, have been included in Restructuring costs, rationalization and other in the Consolidated Statement of Operations for those respective periods.  In addition, curtailment and settlement gains for the major funded and unfunded U.S. and Non-U.S. defined benefit plans totaling $14 million and $0 for 2008, and $32 million and $51 million for 2007 were also incurred as a result of the Company's restructuring actions and, therefore, have been included in Restructuring costs, rationalization and other in the Consolidated Statement of Operations for those respective periods.  There was no impact of curtailments or settlements incurred as a result of the Company’s restructuring actions in 2009.

The weighted-average assumptions used to determine the benefit obligation amounts as of the end of the year for all major funded and unfunded U.S. and Non-U.S. defined benefit plans were as follows:

	As of December 31,
	2009		2008
	U.S.	Non-U.S.	U.S.	Non-U.S.

Discount rate	5.75%	5.41%	7.00%	5.93%
Salary increase rate	3.89%	3.86%	4.06%	3.42%

The weighted-average assumptions used to determine net pension (income) expense for all the major funded and unfunded U.S. and Non-U.S. defined benefit plans were as follows:

	For the Year Ended December 31,
	2009		2008		2007
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.

Discount rate	6.76%	5.91%	6.52%	5.77%	6.12%	5.36%
Salary increase rate	3.99%	3.45%	4.51%	3.92%	4.59%	3.84%
Expected long-term rate of return on plan assets	8.49%	7.28%	8.99%	7.71%	8.99%	8.02%

Plan Asset Investment Strategy
The investment strategy underlying the asset allocation for the pension assets is to achieve an optimal return on assets with an acceptable level of risk while providing for the long-term liabilities, and maintaining sufficient liquidity to pay current benefits and other cash obligations of the plans.  This is primarily achieved by investing in a broad portfolio constructed of various asset classes including equity and equity-like investments, debt and debt-like investments, real estate, private equity and other assets and instruments.  Long duration bonds are used to partially match the long-term nature of plan liabilities. Other investment objectives include maintaining broad diversification between and within asset classes and fund managers, and managing asset volatility relative to plan liabilities.

Every three years, or when market conditions have changed materially, each of the Company’s major pension plans will undertake an asset allocation or asset and liability modeling study.  The asset allocation and expected return on the plans’ assets are individually set to provide for benefits and other cash obligations and within each country’s legal investment constraints.

Actual allocations may vary from the target asset allocations due to market value fluctuations, the length of time it takes to implement changes in strategy, and the timing of cash contributions and cash requirements of the plans.  The asset allocations are monitored, and are rebalanced in accordance with the policy set forth for each plan.

Of the total plan assets attributable to the major U.S. defined benefit plans at December 31, 2009 and 2008, 97% relate to KRIP.  The expected long-term rate of return on plan assets assumption (“EROA”) is based on a combination of formal asset and liability studies that include forward-looking return expectations given the current asset allocation.  In early 2008, an asset and liability modeling study for the KRIP was completed and resulted in a 9% EROA assumption.  During the fourth quarter of 2008, the Kodak Retirement Income Plan Committee (“KRIPCO”, the committee that oversees KRIP) reevaluated certain portfolio positions relative to current market conditions and accordingly approved a change to the portfolio to reduce risk associated with volatility in the financial markets.  The Company originally assumed an 8% EROA for 2009 for the KRIP based on its asset allocation at December 31, 2008.  During the first quarter of 2009, KRIPCO again approved a change in the asset allocation for the KRIP.  A new asset and liability study was completed and resulted in an 8.75% EROA.  As the KRIP was remeasured as of March 31, 2009, the Company’s long term assumption for EROA for the remainder of 2009 was updated at that time to reflect the change in asset allocation.

The annual expected return on plan assets for the major non-U.S. pension plans range from 3.64% to 8.10% for 2009.  Certain of the Company’s non-U.S. pension plans adjusted their target asset positions during the fourth quarter of 2008.  EROA assumptions for 2009 for those plans were based on their respective asset allocations as of the end of the year.  As with the KRIP, the asset allocations for certain of the Company’s other pension plans were reassessed during 2009 and updated.  Asset and liability studies were therefore completed for those plans during 2009.  EROA assumptions for those plans were updated accordingly.

Plan Asset Risk Management
The Company evaluates its defined benefit plans’ asset portfolios for the existence of significant concentrations of risk.  Types of concentrations that are evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country, and individual fund.  As of December 31, 2009, there were no significant concentrations (defined as greater than 10 percent of plan assets) of risk in the Company’s defined benefit plan assets.

The Company's weighted-average asset allocations for its major U.S. defined benefit pension plans, by asset category, are as follows:

	As of December 31,
Asset Category	2009	2008	2009 Target

Equity securities	21%	6%	18%-21%
Debt securities	45%	25%	41%-47%
Real estate	6%	7%	4%-10%
Cash	2%	17%	0%-3%
Other	26%	45%	24%-30%
Total	100%	100%

The Company's weighted-average asset allocations for its major non-U.S. defined benefit pension plans, by asset category are as follows:

	As of December 31,
Asset Category	2009	2008	2009 Target

Equity securities	15%	18%	12%-18%
Debt securities	47%	30%	44%-50%
Real estate	4%	5%	3%-9%
Cash	4%	9%	0%-5%
Other	30%	38%	27%-37%
Total	100%	100%

The Other asset category in the tables above is primarily composed of private equity, venture capital, and other investments.

Fair Value Measurements
The Company’s asset allocations by level within the fair value hierarchy at December 31, 2009 are presented in the tables below for the Company’s major defined benefit plans.  The Company’s plan assets were accounted for at fair value and are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value of assets and their placement within the fair value hierarchy levels.

	U.S.
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Cash and cash equivalents	$-	$84	$-	$84

Equity Securities	979	14	-	993

Debt Securities:
Government Bonds	800	-	-	800
Inflation-Linked Bonds	63	756	-	819
Investment Grade Bonds	370	-	-	370
Global High Yield & Emerging Market Debt	-	144	-	144

Other:
Absolute Return	-	329	-	329
Real Estate	-	-	293	293
Private Equity	-	-	958	958
Insurance Contracts	-	2	-	2
Derivatives with unrealized gains	5	-	-	5
Derivatives with unrealized losses	(38)	(1)	-	(39)
	$2,179	$1,328	$1,251	$4,758

For the Company’s major U.S. defined benefit pension plans, equity investments are invested broadly in U.S. equity, developed international equity, and emerging markets.  Fixed income investments are comprised primarily of long duration U.S. Treasuries and global government bonds, as well as U.S. and emerging market companies’ debt securities diversified by sector, geography, and through a wide range of market capitalizations.  Real estate investments include investments in office, industrial, retail and apartment properties.  Other investments include private equity, hedge funds and natural resource investments.  Private equity investments are primarily comprised of limited partnerships and fund-of-fund investments that invest in distressed investments, venture capital, leveraged buyout and special situation funds.  Natural resource investments in oil and gas partnerships and timber funds are also included in this category.  Absolute return investments are comprised of hedge funds that use equity long-short strategies.

	Non-U.S.
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Cash and cash equivalents	$-	$98	$-	$98

Equity securities	218	163	-	381

Debt securities:
Government Bonds	432	116	-	548
Inflation-Linked Bonds	46	301	-	347
Investment Grade Bonds	43	64	-	107
Global High Yield & Emerging Market Debt	87	93	-	180

Other:
Absolute Return	-	78	-	78
Real Estate	-	4	99	103
Private Equity	-	2	242	244
Insurance Contracts	-	471	-	471
Derivatives with unrealized gains	3	-	-	3
Derivatives with unrealized losses	(24)	(3)	-	(27)
	$805	$1,387	$341	$2,533

For the Company’s major non-U.S. defined benefit pension plans, equity investments are invested broadly in local equity, developed international and emerging markets.  Fixed income investments are comprised primarily of long duration government and corporate bonds with some emerging market debt.  Real estate investments include investments in primarily office, industrial, and retail properties.  Other investments include private equity, hedge funds, and insurance contracts.  Private equity investments are comprised of limited partnerships and fund-of-fund investments that invest in distressed investments, venture capital and leveraged buyout funds.  Absolute return investments are comprised of hedge funds that use equity long-short strategies.

Cash and cash equivalents are valued utilizing cost approach valuation techniques.  Equity securities and debt securities are valued using a market approach based on the closing price on the last business day of the year (if the securities are traded on an active market), or based on the proportionate share of the estimated fair value of the underlying assets (net asset value).  Other investments are valued using a combination of market, income, and cost approaches, based on the nature of the investment.  Absolute return investments are primarily valued based on net asset value.  Real estate investments are primarily valued based on independent appraisals and discounted cash flow models.  Private equity investments are primarily valued based on independent appraisals, discounted cash flow models, cost, and comparable market transactions.  Insurance contracts are primarily valued based on contract values, which approximate fair value.

Some of the plans’ assets, primarily absolute return, real estate, and private equity, do not have readily determinable market values due to the nature of these investments.  For these investments, fund manager or general partner estimates were used where available.  For investments with lagged pricing, the Company used the available net asset values, and also considered expected return, subsequent cash flows and material events.

For all of the Company’s major defined benefit pension plans, investment managers are selected that are expected to provide best-in-class asset management for their particular asset class, and expected returns greater than those expected from existing salable assets, especially if this would maintain the aggregate volatility desired for each plan’s portfolio.  Investment managers are retained for the purpose of managing specific investment strategies within contractual investment guidelines.  Certain investment managers are authorized to invest in derivatives such as futures, swaps and currency forward contracts.  These investments are used to achieve targeted exposure to particular index or bond duration, provide value-added returns between asset classes, and to partially hedge foreign currency risk.  Additionally, the Company’s major defined benefit pension plans invest in government bond futures or local government bonds to partially hedge the liability risk of the plans.

The following is a reconciliation of the beginning and ending balances of level 3 assets of the Company’s major U.S. defined benefit pension plans:
(in millions)

	U.S.
	Balance at January 1, 2009	Net Realized and Unrealized Gains/(Losses)	Net Purchases and Sales	Net Transfer Into/(Out of) Level 3	Balance at December 31, 2009

Private Equity	$926	$(5)	$37	$-	$958
Real Estate	310	(36)	19	-	293
Total	$1,236	$(41)	$56	$-	$1,251

The following is a reconciliation of the beginning and ending balances of level 3 assets of the Company’s major Non-U.S. defined benefit pension plans:
(in millions)

	Non-U.S.
	Balance at January 1, 2009	Net Realized and Unrealized Gains/(Losses)	Net Purchases and Sales	Net Transfer Into/(Out of) Level 3	Balance at December 31, 2009

Private Equity	$223	$(5)	$24	$-	$242
Real Estate	140	(15)	(26)	-	99
Total	$363	$(20)	$(2)	$-	$341

The Company expects to contribute approximately $31 million and $104 million in 2010 for U.S. and Non-U.S. defined benefit pension plans, respectively.

The following pension benefit payments, which reflect expected future service, are expected to be paid from the plans:

(in millions)	U.S.	Non-U.S.
2010	$448	$218
2011	418	212
2012	410	208
2013	418	204
2014	395	200
2015-2019	1,893	1,009

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

The Company's subsidiaries in the United Kingdom and Canada offer similar postretirement benefits.

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

On October 31, 2009, the Company adopted and announced certain changes to its U.S. postretirement benefit plans effective January 1, 2010.  Modifications were made to certain retiree copays and prescription drug coverage.  These changes resulted in the remeasurement of the plan’s obligations as of October 31, 2009.

The measurement date used to determine the net benefit obligation for the Company's other postretirement benefit plans is December 31.

Changes in the Company’s benefit obligation and funded status for the U.S., United Kingdom and Canada other postretirement benefit plans were as follows:

(in millions)	2009	2008

Net benefit obligation at beginning of year	$1,471	$2,524
Service cost	1	4
Interest cost	92	136
Plan participants’ contributions	25	26
Plan amendments	(118)	(825)
Actuarial loss (gain)	111	(141)
Acquisitions/divestitures	-	2
Curtailments	3	-
Settlements	-	(2)
Benefit payments	(192)	(230)
Currency adjustments	11	(23)
Net benefit obligation at end of year	$1,404	$1,471

Underfunded status at end of year	$(1,404)	$(1,471)

Amounts recognized in the Consolidated Statement of Financial Position for the Company's U.S., United Kingdom, and Canada plans consisted of:

	As of December 31,
(in millions)	2009	2008

Current liabilities	$(147)	$(175)
Pension and other postretirement liabilities	(1,257)	(1,296)
	$(1,404)	$(1,471)

Amounts recognized in Accumulated other comprehensive loss for the Company's U.S., United Kingdom, and Canada plans consisted of:

	As of December 31,
(in millions)	2009	2008

Prior service credit	$875	$831
Net actuarial loss	(468)	(380)
	$407	$451

Changes in benefit obligations recognized in other comprehensive loss during 2009 for the Company’s U.S., United Kingdom, and Canada plans follows:

(in millions)	As of December 31,
	2009	2008
Newly established loss	$111	$(141)
Newly established prior service credit	(118)	(825)
Amortization of:
Prior service credit	71	53
Net loss	(22)	(17)
Prior service credit recognized due to curtailment	2	85
Total amount recognized in Other comprehensive loss	$44	$(845)

Other postretirement benefit cost from continuing operations for the Company's U.S., United Kingdom and Canada plans included:

	For the Year Ended December 31,
(in millions)	2009	2008	2007

Components of net postretirement benefit cost:
Service cost	$1	$4	$8
Interest cost	92	136	165
Amortization of:
Prior service credit	(71)	(53)	(38)
Actuarial loss	22	17	49
Other postretirement benefit cost before curtailments and settlements	44	104	184
Curtailment losses (gains)	1	(86)	(8)
Settlement gains	-	(2)	(1)
Net other postretirement benefit cost from continuing operations	$45	$16	$175

Included in the curtailment gains of $86 million for the year ended December 31, 2008 was a $79 million curtailment gain related to changes to the Company’s U.S. postretirement benefit plan affecting its post-September 1991 retirees beginning January 1, 2009, as discussed above.

The prior service credit and net actuarial loss estimated to be amortized from Accumulated other comprehensive loss into net periodic benefit cost over the next year is $75 million and $27 million, respectively.

The U.S. plan represents approximately 93% and 95%, respectively, of the total other postretirement net benefit obligation as of December 31, 2009 and 2008 and, therefore, the weighted-average assumptions used to compute the other postretirement benefit amounts approximate the U.S. assumptions.

The weighted-average assumptions used to determine the net benefit obligations were as follows:

	As of December 31,
	2009	2008
Discount rate	5.54%	7.00%
Salary increase rate	3.90%	4.00%

The weighted-average assumptions used to determine the net postretirement benefit cost were as follows:

	For the Year Ended December 31,
	2009	2008	2007
Discount rate	6.59%	7.23%	5.98%
Salary increase rate	3.96%	4.48%	4.49%

The weighted-average assumed healthcare cost trend rates used to compute the other postretirement amounts were as follows:

	2009	2008
Healthcare cost trend	8.00%	8.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2013	2012

A one-percentage point change in assumed healthcare cost trend rates would have the following effects:

(in millions)	1% increase	1% decrease
Effect on total service and interest cost	$2	$(1)
Effect on postretirement benefit obligation	29	(25)

The Company expects to make $148 million of benefit payments for its unfunded other postretirement benefit plans in 2010.

The following other postretirement benefits, which reflect expected future service, are expected to be paid:

(in millions)
2010	$148
2011	142
2012	140
2013	126
2014	119
2015-2019	511

NOTE 19:  ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The components of Accumulated other comprehensive (loss) income, net of tax, were as follows:

	As of December 31,
(in millions)	2009	2008	2007
Realized and unrealized gains (losses) from hedging activity, net of tax	$6	$(6)	$10
Currency translation adjustments	235	231	312
Pension and other postretirement benefit plan obligation activity, net of tax	(2,001)	(974)	131
Total	$(1,760)	$(749)	$453

See Note 17, “Retirement Plans,” in the Notes to Financial Statements regarding the pension and other postretirement plan obligation activity.

NOTE 20:  STOCK OPTION AND COMPENSATION PLANS

The Company recognized stock-based compensation expense in the amount of $20 million, $18 million and $20 million for the years ended December 31, 2009, 2008 and 2007, respectively.  The impacts on the Company's cash flows for 2009, 2008 and 2007 were not material.  Stock-based compensation costs for employees related to manufacturing activities were included in the costs capitalized in inventory at period end.

Of the expense amounts noted above, compensation expense related to stock options during the years ended December 31, 2009, 2008 and 2007 was $5 million, $10 million and $10 million, respectively.  Compensation expense related to unvested stock and performance awards during the years ended December 31, 2009, 2008 and 2007 was $15 million, $8 million and $10 million, respectively.

The Company’s stock incentive plans consist of the 2005 Omnibus Long-Term Compensation Plan (the “2005 Plan”), the 2000 Omnibus Long-Term Compensation Plan (the “2000 Plan”), and the 1995 Omnibus Long-Term Compensation Plan (the “1995 Plan”).  The Plans are administered by the Executive Compensation and Development Committee of the Board of Directors.  Stock options are generally non-qualified and are at exercise prices not less than 100% of the per share fair market value on the date of grant.  Stock-based compensation awards granted under the Company’s stock incentive plans are generally subject to a three-year vesting period from the date of grant.

Under the 2005 Plan, 11 million shares of the Company's common stock may be granted to employees between January 1, 2005 and December 31, 2014.  This share reserve may be increased by: shares that are forfeited pursuant to awards made under the 1995, 2000, and 2005 Plans; shares retained for payment of tax withholding; shares delivered for payment or satisfaction of tax withholding; shares reacquired on the open market using cash proceeds from option exercises; and awards that otherwise do not result in the issuance of shares.  The 2005 Plan is substantially similar to and is intended to replace the 2000 Plan, which expired on January 18, 2005.  Options granted under the 2005 Plan generally expire seven years from the date of grant, but may be forfeited or canceled earlier if the optionee's employment terminates prior to the end of the contractual term.  The 2005 Plan provides for, but is not limited to, grants of unvested stock, performance awards, and Stock Appreciation Rights (“SARs”), either in tandem with options or freestanding.  SARs allow optionees to receive payment equal to the increase in the market price of the Company's stock from the grant date to the exercise date.  As of December 31, 2009, 3,333 freestanding SARs were outstanding under the 2005 Plan at an option price of $24.59.  Compensation expense recognized for the years ended December 31, 2009, 2008, or 2007 on those freestanding SARs was not material.

Under the 2000 Plan, 22 million shares of the Company's common stock were eligible for grant to a variety of employees between January 1, 2000 and December 31, 2004.  The 2000 Plan was substantially similar to, and was intended to replace, the 1995 Plan, which expired on December 31, 1999.  The options generally expire ten years from the date of grant, but may expire sooner if the optionee's employment terminates.  The 2000 Plan provided for, but was not limited to, grants of unvested stock, performance awards, and SARs, either in tandem with options or freestanding.  As of December 31, 2009, 44,671 freestanding SARs were outstanding under the 2000 Plan at option prices ranging from $23.25 to $60.50.  Compensation expense recognized for the years ended December 31, 2009, 2008, or 2007 on those freestanding SARs was not material.

Under the 1995 Plan, 22 million shares of the Company’s common stock were eligible for grant to a variety of employees between February 1, 1995 and December 31, 1999.  The options generally expire ten years from the date of grant, but may expire sooner if the optionee’s employment terminates.  The 1995 Plan provided for, but was not limited to, grants of unvested stock, performance awards, and SARs, either in tandem with options or freestanding.  As of December 31, 2009, no freestanding SARs were outstanding under the 1995 Plan.

Further information relating to stock options is as follows:

	Shares		Weighted-Average
	Under	Range of Price	Exercise
(Amounts in thousands, except per share amounts)	Option	Per Share	Price Per Share

Outstanding on December 31, 2006	34,611	$20.12 - $92.31	$45.57
Granted	1,813	$23.28 - $28.44	$23.50
Exercised	235	$22.58 - $27.70	$24.91
Terminated, Expired, Surrendered	5,296	$23.25 - $92.31	$73.22
Outstanding on December 31, 2007	30,893	$20.12 - $87.59	$39.70
Granted	2,813	$7.41 - $18.55	$7.60
Exercised	0	N/A	N/A
Terminated, Expired, Surrendered	8,499	$20.12 - $87.59	$52.78
Outstanding on December 31, 2008	25,207	$7.41 - $79.63	$31.71
Granted	1,229	$2.64 - $6.76	$4.61
Exercised	0	N/A	N/A
Terminated, Expired, Surrendered	2,916	$7.41 - $79.63	$45.73
Outstanding on December 31, 2009	23,520	$2.64 - $65.91	$28.55

Exercisable on December 31, 2007	27,546	$20.12 - $87.59	$41.51
Exercisable on December 31, 2008	20,772	$21.93 - $79.63	$35.56
Exercisable on December 31, 2009	20,018	$7.41 - $65.91	$31.96

The following table summarizes information about stock options as of December 31, 2009:

(Number of options in thousands)

	Options Outstanding			Options Exercisable
Range of Exercise		Weighted-Average
Prices		Remaining
At Less		Contractual Life	Weighted-Average		Weighted-Average
Least Than	Options	(Years)	Exercise Price	Options	Exercise Price
$ 2 - $20	3,989	6.03	$6.68	1,042	$7.58
$20 - $30	5,698	3.02	$25.38	5,143	$25.58
$30 - $40	11,558	1.67	$32.90	11,558	$32.90
$40 - $50	566	1.08	$41.70	566	$41.70
$50 - $60	1,451	0.24	$54.86	1,451	$54.86
$60 - $70	258	0.04	$65.27	258	$65.27
	23,520			20,018

At December 31, 2009, the weighted-average remaining contractual term of all options outstanding and exercisable was 2.62 years and 2.05 years respectively.  There was no intrinsic value of options outstanding and exercisable due to the fact that the market price of the Company's common stock as of December 31, 2009 was below the weighted-average exercise price of options.  The total intrinsic value of options exercised during the year ended December 31, 2007 was $1 million.  There were no option exercises during 2008 or 2009.

In November 2005, the FASB issued authoritative guidance related to the accounting for tax effects of share-based payment awards.  During the third quarter of 2007, the Company elected to adopt the alternative transition method provided in this guidance for calculating the tax effects of stock-based compensation.  The alternative transition method included simplified methods to determine the beginning balance of the additional paid-in capital (“APIC”) pool related to the tax effects of stock-based compensation, and to determine the subsequent impact on the APIC pool and the statement of cash flows of the tax effects of stock-based awards that were fully vested and outstanding.  The adoption of this guidance did not have a material impact on the Company’s cash flows or results of operations for the years ended December 31, 2009, 2008 and 2007, or its financial position as of December 31, 2009 and 2008.

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

The Black-Scholes option pricing model was used with the following weighted-average assumptions for options issued in each year:

	For the Year Ended
	2009	2008	2007

Weighted-average risk-free interest rate	2.63%	1.83%	3.5%
Risk-free interest rates	1.9% - 2.7%	1.8% - 2.9%	3.2% - 5.0%
Weighted-average expected option lives	6 years	6 years	5 years
Expected option lives	6 years	4 - 6 years	4 - 7 years
Weighted-average volatility	45%	32%	32%
Expected volatilities	45%	30% - 32%	31% - 35%
Weighted-average expected dividend yield	0.4%	7.4%	2.0%
Expected dividend yields	0.0% - 7.1%	3.1% - 7.4%	1.9% - 2.1%

The weighted-average fair value per option granted in 2009, 2008, and 2007 was $2.06, $0.93, and $6.19, respectively.

As of December 31, 2009, there was $5 million of total unrecognized compensation cost related to unvested options.  The cost is expected to be recognized over a weighted-average period of 1.8 years.

The Company has a policy of issuing shares of treasury stock to satisfy share option exercises.  Cash received for option exercises for the year ended December 31, 2007 was $6 million.  The actual tax benefit realized for the tax deductions from option exercises was not material for 2007.  There were no option exercises during 2008 or 2009.

NOTE 21:  ACQUISITIONS

2009

In the third quarter of 2009, the Company acquired the scanner division of BÖWE BELL + HOWELL, which markets a portfolio of production document scanners that complements the products currently offered within the GCG segment.  Through this acquisition, Kodak expects to expand customer value by providing a wider choice of production scanners.  Since Kodak has provided field service to BÖWE BELL + HOWELL scanners since 2001, this acquisition is also expected to enhance global access to service and support for channel partners and end-user customers worldwide.  This acquisition was immaterial to the Company’s financial position as of December 31, 2009, and its results of operations and cash flows for the year ended December 31, 2009.

2008

On April 4, 2008, the Company completed the acquisition of Design2Launch (“D2L”), a developer of collaborative end-to-end digital workflow solutions for marketers, brand owners and creative teams.  D2L is part of the Company’s GCG segment.

On April 10, 2008, the Company completed the acquisition of Intermate A/S, a global supplier of remote monitoring and print connectivity solutions used extensively in transactional printing.  Intermate A/S is part of the Company’s GCG segment.

The two acquisitions had an aggregate purchase price of approximately $37 million and were individually immaterial to the Company’s financial position as of December 31, 2008, and its results of operations and cash flows for the year ended December 31, 2008.

2007

There were no significant acquisitions in 2007.

NOTE 22:  DISCONTINUED OPERATIONS

The significant components of earnings from discontinued operations, net of income taxes, are as follows:

	For the Year Ended December 31,
(in millions)	2009	2008	2007

Revenues from Health Group operations	$-	$-	$754
Revenues from HPA operations	-	-	148
Total revenues from discontinued operations	$-	$-	$902

Pre-tax income from Health Group operations	$-	$-	$27
Pre-tax gain on sale of Health Group segment	-	-	986
Pre-tax income from HPA operations	-	-	11
Pre-tax gain on sale of HPA	-	-	123
Benefit (provision) for income taxes related to discontinued operations	8	288	(262)
All other items, net	9	(3)	(1)
Earnings from discontinued operations, net of income taxes	$17	$285	$884

2008

Tax Refund

In the second quarter of 2008, the Company received a tax refund from the U.S. Internal Revenue Service.  The refund was related to the audit of certain claims filed for tax years 1993-1998.  A portion of the refund related to past federal income taxes paid in relation to the 1994 sale of a subsidiary, Sterling Winthrop Inc., which was reported in discontinued operations.  The refund had a positive impact on the Company’s earnings from discontinued operations, net of income taxes, for the year ended December 31, 2008 of $295 million.  See Note 15, “Income Taxes,” in the Notes to Financial Statements for further discussion of the tax refund.

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

NOTE 23:  EXTRAORDINARY ITEM

The terms of the purchase agreement of the 2004 acquisition of NexPress Solutions LLC called for additional consideration to be paid by the Company if sales of certain products exceeded a stated minimum number of units sold during a five-year period following the close of the transaction.  In May 2009, the earn-out period lapsed with no additional consideration required to be paid by the Company.  Negative goodwill, representing the contingent consideration obligation of $17 million, was therefore reduced to zero.  The reversal of negative goodwill reduced Property, plant and equipment, net by $2 million and Research and development expense by $7 million and resulted in an extraordinary gain of $6 million, net of tax, during the year ended December 31, 2009.

NOTE 24:  SEGMENT INFORMATION

Current Segment Reporting Structure

For 2009, the Company had three reportable segments: Consumer Digital Imaging Group (“CDG”), Film, Photofinishing and Entertainment Group (“FPEG”), and Graphic Communications Group (“GCG”).  The balance of the Company's continuing operations, which individually and in the aggregate do not meet the criteria of a reportable segment, are reported in All Other.  A description of the segments is as follows:

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

All Other:  All Other is composed of the Company’s display business and other small, miscellaneous businesses.  In December 2009, the Company sold assets of its display business called OLED.

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

No single customer represented 10% or more of the Company's total net sales in any period presented.

Segment financial information is shown below.

	For the Year Ended December 31,
(in millions)	2009	2008	2007

Net sales from continuing operations:
Consumer Digital Imaging Group	$2,619	$3,088	$3,247
Film, Photofinishing and Entertainment Group	2,257	2,987	3,632
Graphic Communications Group	2,726	3,334	3,413
All Other	4	7	9
Consolidated total	$7,606	$9,416	$10,301

(Loss) earnings from continuing operations before interest expense, other income (charges), net and income taxes:
Consumer Digital Imaging Group	$35	$(177)	$(17)
Film, Photofinishing and Entertainment Group	159	196	281
Graphic Communications Group	(42)	31	104
All Other	(13)	(17)	(25)
Total of segments	139	33	343
Restructuring costs, rationalization and other	(258)	(149)	(662)
Postemployment benefit changes	-	94	-
Other operating (expenses) income, net	88	(766)	96
Adjustments to contingencies and legal reserves/settlements	3	(33)	(7)
Interest expense	(119)	(108)	(113)
Other income (charges), net	30	55	86
Consolidated loss from continuing operations before income taxes	$(117)	$(874)	$(257)

	As of December 31,
(in millions)	2009	2008	2007

Segment total assets:
Consumer Digital Imaging Group	$1,203	$1,647	$2,442
Film, Photofinishing and Entertainment Group	1,992	2,563	3,778
Graphic Communications Group	1,737	2,190	3,723
All Other	4	8	17
Total of segments	4,936	6,408	9,960
Cash and marketable securities	2,031	2,155	2,976
Deferred income tax assets	728	620	757
Other corporate reserves	(4)	(4)	(34)
Consolidated total assets	$7,691	$9,179	$13,659

	For the Year Ended December 31,
(in millions)	2009	2008	2007
Intangible asset amortization expense from continuing operations:
Consumer Digital Imaging Group	$-	$5	$6
Film, Photofinishing and Entertainment Group	2	2	25
Graphic Communications Group	71	73	74
All Other	-	-	1
Consolidated total	$73	$80	$106

Depreciation expense from continuing operations:
Consumer Digital Imaging Group	$86	$100	$86
Film, Photofinishing and Entertainment Group	151	191	354
Graphic Communications Group	94	120	121
All Other	1	3	11
Sub-total	332	414	572
Restructuring-related depreciation	22	6	107
Consolidated total	$354	$420	$679

Capital additions from continuing operations:
Consumer Digital Imaging Group	$61	$96	$94
Film, Photofinishing and Entertainment Group	23	40	65
Graphic Communications Group	67	118	98
All Other	1	-	2
Consolidated total	$152	$254	$259

Net sales to external customers attributed to (1):
The United States	$3,083	$3,834	$4,403
Europe, Middle East and Africa	$2,358	$3,089	$3,264
Asia Pacific	1,298	1,500	1,592
Canada and Latin America	867	993	1,042
Foreign countries total	$4,523	$5,582	$5,898
Consolidated total	$7,606	$9,416	$10,301

(1)  Sales are reported in the geographic area in which they originate.

	As of December 31,
(in millions)	2009	2008	2007
Property, plant and equipment, net located in :
The United States	$819	$1,079	$1,270
Europe, Middle East and Africa	$219	$243	$290
Asia Pacific	159	146	145
Canada and Latin America	57	83	106
Foreign countries total	$435	$472	$541
Consolidated total	$1,254	$1,551	$1,811

NOTE 25:  QUARTERLY SALES AND EARNINGS DATA – UNAUDITED

(in millions, except per share data)	4th Qtr.		3rd Qtr.		2nd Qtr.		1st Qtr.

2009
Net sales from continuing operations	$2,582		$1,781		$1,766		$1,477
Gross profit from continuing operations	887		361		326		194
Earnings (loss) from continuing operations	430	(4)	(111)	(3)	(191)	(2)	(360)	(1)
Earnings (loss) from discontinued operations (9)	14		-		(4)		7
Extraordinary item, net of tax (10)	-		-		6		-
Net loss (earnings)	444		(111)		(189)		(353)
Less: Net earnings attributable to noncontrolling interests	(1)		-		-		-
Net (loss) earnings attributable to Eastman Kodak Company	443		(111)		(189)		(353)
Basic net earnings (loss) per share attributable to Eastman Kodak Company common shareholders (11):
Continuing operations	1.60		(0.41)		(0.71)		(1.34)
Discontinued operations	0.05		-		(0.01)		0.02
Extraordinary item	-		-		0.02		-
Total	1.65		(0.41)		(0.70)		(1.32)

Diluted net earnings (loss) per share attributable to Eastman Kodak Company common shareholders (11):
Continuing operations	1.36		(0.41)		(0.71)		(1.34)
Discontinued operations	0.04		-		(0.01)		0.02
Extraordinary item	-		-		0.02		-
Total	1.40		(0.41)		(0.70)		(1.32)

2008
Net sales from continuing operations	$2,433		$2,405		$2,485		$2,093
Gross profit from continuing operations	499		661		585		424
(Loss) earnings from continuing operations	(914)	(8)	101	(7)	200	(6)	(114)	(5)
(Loss) earnings from discontinued operations (9)	(4)		(5)		295		(1)
Net (loss) earnings	(918)		96		495		(115)
Less: Net earnings attributable to noncontrolling interests	-		-		-		-
Net (loss) earnings attributable to Eastman Kodak Company	(918)		96		495		(115)
Basic net earnings (loss) per share attributable to Eastman Kodak Company common shareholders (11):
Continuing operations	(3.40)		0.36		0.69		(0.40)
Discontinued operations	(0.02)		(0.02)		1.03		-
Total	(3.42)		0.34		1.72		(0.40)

Diluted net (loss) earnings per share attributable to Eastman Kodak Company common shareholders (11):
Continuing operations	(3.40)		0.35		0.66		(0.40)
Discontinued operations	(0.02)		(0.02)		0.96		-
Total	(3.42)		0.33		1.62		(0.40)

(footnotes on next page)

(1)
Includes pre-tax restructuring and rationalization charges of $116 million ($7 million included in Cost of goods sold and $109 million included in Restructuring costs, rationalization and other), which increased net loss from continuing operations by $108 million; a pre-tax legal contingency of $5 million (included in Cost of goods sold), which increased net loss from continuing operations by $5 million; a pre-tax loss on asset sales of $4 million (included in Other operating expenses (income), net), which increased net loss from continuing operations by $4 million; and other discrete tax items, which reduced net loss from continuing operations by $12 million.

(2)
Includes pre-tax restructuring and rationalization charges of $46 million ($9 million included in Cost of goods sold and $37 million included in Restructuring costs, rationalization and other), which increased net loss from continuing operations by $42 million; a pre-tax reversal of negative goodwill of $7 million (included in Research and development costs), which reduced net loss from continuing operations by $7 million; a pre-tax reversal of a value-added tax reserve of $5 million (included in Interest expense, and Other income (charges), net), which reduced net loss from continuing operations by $5 million; and other discrete tax items, which increased net loss from continuing operations by $45 million.

(3)
Includes pre-tax restructuring and rationalization charges of $35 million ($2 million included in Cost of goods sold and $33 million included in Restructuring, rationalization and other), which increased net loss from continuing operations by $32 million; a pre-tax loss on asset sales of $10 million (included in Other operating expenses (income), net), which increased net loss from continuing operations by $10 million; and other discrete tax items, which increased net loss from continuing operations by $6 million.

(4)
Includes pre-tax restructuring and rationalization charges of $61 million ($14 million included in Cost of goods sold and $47 million included in Restructuring, rationalization and other), which reduced net earnings from continuing operations by $55 million; a pre-tax asset impairment charge of $6 million (included in Other operating (income) expenses, net), which reduced net earnings from continuing operations by $6 million;  pre-tax gains on sales of assets of $107 million, which increased net earnings from continuing operations by $107 million; a pre-tax reversal of a value-added tax reserve of $4 million  ($2 million included in Cost of goods sold, $1 million in Interest expense, and $1 million in Other income (charges), net), which increased net earnings from continuing operations by $4 million; and other discrete tax items, which increased net earnings from continuing operations by $40 million.

(5)
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

(6)
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

(7)
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

(8)
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

(9)	Refer to Note 22, “Discontinued Operations,” in the Notes to Financial Statements for a discussion regarding earnings (loss) from discontinued operations.

(10) Refer to Note 23, “Extraordinary Item,” in the Notes to Financial Statements.

(11)
Each quarter is calculated as a discrete period and the sum of the four quarters may not equal the full year amount.  The Company's diluted net earnings (loss) per share in the above table may include the effect of convertible debt instruments.

NOTE 26:  CONDENSED CONSOLIDATING FINANCIAL INFORMATION

On September 29, 2009, the Company issued to Kohlberg Kravis & Company L.P. and certain of its affiliates (1) $300 million aggregate principal amount of 10.5% Senior Secured Notes due 2017 (“Senior Secured Notes”), and (2) detachable warrants to purchase 40 million shares of the Company’s common stock at an exercise price of $5.50 per share (the “Warrants”), subject to adjustment based on certain anti-dilution protections.  The warrants are exercisable at the holder’s option at any time, in whole or in part, until September 29, 2017.

The Company’s Senior Secured Notes are fully and unconditionally guaranteed on a senior secured basis by each of the Company’s existing and future direct or indirect 100% owned domestic subsidiaries (“Guarantor Subsidiaries”), jointly and severally.

The condensed consolidating financial information presented below reflects information regarding Eastman Kodak Company (“Parent”), the issuer of the Senior Secured Notes, the Guarantor Subsidiaries and all other subsidiaries (“Non-Guarantor Subsidiaries”).  This basis of presentation is not intended to present our financial condition, results of operations or cash flows for any purpose other than to comply with the specific requirements for subsidiary guarantor reporting.  The condensed consolidating information is prepared following the same accounting policies as applied to the Company’s consolidated financial statements except that the individual parent and combined subsidiaries’ accounts follow the equity method of accounting.

The following reflects the condensed consolidating Statement of Operations for the year ended December 31, 2009:

(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Net sales	$4,196	$250	$4,861	$(1,701)	$7,606
Cost of goods sold	3,451	219	3,869	(1,701)	5,838
Gross profit	745	31	992	-	1,768
Selling, general and administrative expenses	683	48	571	-	1,302
Research and development costs	300	8	48	-	356
Restructuring costs, rationalization and other	109	13	104	-	226
Other operating expenses (income), net	(92)	8	(4)	-	(88)
(Loss) earnings from continuing operations before interest expense, other income (charges), net and income taxes	(255)	(46)	273	-	(28)
Interest expense	103	-	16	-	119
Other income (charges), net	19	4	7	-	30
Other intercompany income (charges), net	61	-	(61)	-	-
Equity in undistributed earnings of subsidiaries	125	34	-	(159)	-
(Loss) earnings from continuing operations before income taxes	(153)	(8)	203	(159)	(117)
Provision for income taxes	70	-	45	-	115
(Loss) earnings from continuing operations	(223)	(8)	158	(159)	(232)
Earnings (loss) from discontinued operations, net of income taxes	7	(2)	12	-	17
Extraordinary item, net of tax	6	-	-	-	6
Net (loss) earnings	(210)	(10)	170	(159)	(209)
Less: Net income attributable to noncontrolling interests	-	-	(1)	-	(1)
Net (loss) earnings attributable to Eastman Kodak Company	$(210)	$(10)	$169	$(159)	$(210)

The following reflects the condensed consolidating Statement of Operations for the year ended December 31, 2008:

(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Net sales	$4,947	$435	$5,969	$(1,935)	$9,416
Cost of goods sold	4,005	426	4,751	(1,935)	7,247
Gross profit	942	9	1,218	-	2,169
Selling, general and administrative expenses	816	55	735	-	1,606
Research and development costs	396	9	73	-	478
Restructuring costs, rationalization and other	68	-	72	-	140
Other operating expenses (income), net	219	(1)	548	-	766
Loss from continuing operations before interest expense, other income (charges), net and income taxes	(557)	(54)	(210)	-	(821)
Interest expense	74	-	34	-	108
Other income (charges), net	3	-	52	-	55
Other intercompany income (charges), net	902	18	(920)	-	-
Equity in undistributed loss of subsidiaries	(1,253)	(7)	-	1,260	-
Loss from continuing operations before income taxes	(979)	(43)	(1,112)	1,260	(874)
(Benefit) provision for income taxes	(256)	-	109	-	(147)
Loss from continuing operations	(723)	(43)	(1,221)	1,260	(727)
Earnings from discontinued operations, net of income taxes	281	-	4	-	285
Net loss attributable to Eastman Kodak Company	$(442)	$(43)	$(1,217)	$1,260	$(442)

The following reflects the condensed consolidating Statement of Operations for the year ended December 31, 2007:

(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Net sales	$5,600	$574	$6,153	$(2,026)	$10,301
Cost of goods sold	4,209	533	5,041	(2,026)	7,757
Gross profit	1,391	41	1,112	-	2,544
Selling, general and administrative expenses	950	49	803	-	1,802
Research and development costs	451	16	58	-	525
Restructuring costs, rationalization and other	70	-	473	-	543
Other operating expenses (income), net	(22)	(1)	(73)	-	(96)
Loss from continuing operations before interest expense, other income (charges), net and income taxes	(58)	(23)	(149)	-	(230)
Interest expense	79	-	34	-	113
Other income (charges), net	39	-	47	-	86
Other intercompany income (charges), net	340	-	(340)	-	-
Equity in undistributed (loss) earnings of subsidiaries	(620)	95	-	525	-
(Loss) earnings from continuing operations before income taxes	(378)	72	(476)	525	(257)
(Benefit) provision for income taxes	(243)	2	190	-	(51)
(Loss) earnings from continuing operations	(135)	70	(666)	525	(206)
Earnings (loss) from discontinued operations, net of income taxes	811	(1)	74	-	884
Net Earnings (loss)	676	69	(592)	525	678
Less: Net income attributable to noncontrolling interests	-	-	(2)	-	(2)
Net earnings (loss) attributable to Eastman Kodak Company	$676	$69	$(594)	$525	$676

The following reflects the condensed consolidating Statement of Financial Position as of December 31, 2009:

(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$804	$8	$1,212	$-	$2,024
Receivables, net	406	14	975	-	1,395
Inventories, net	340	11	386	(58)	679
Intercompany receivables and advances	1,005	1,233	539	(2,777)	-
Other current assets	119	2	84	-	205
Total current assets	2,674	1,268	3,196	(2,835)	4,303
Property, plant and equipment, net	775	44	435	-	1,254
Goodwill	293	47	567	-	907
Investment in subsidiaries	2,886	137	-	(3,023)	-
Other long-term assets	471	8	748	-	1,227
TOTAL ASSETS	$7,099	$1,504	$4,946	$(5,858)	$7,691

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and other current liabilities	$1,534	$61	$1,216	$-	$2,811
Intercompany payables and loans	2,423	76	336	(2,835)	-
Short-term borrowings and current portion of long-term debt	22	-	40	-	62
Accrued income and other taxes	(18)	-	41	-	23
Total current liabilities	3,961	137	1,633	(2,835)	2,896
Long-term debt	1,028	-	101	-	1,129
Pension and other postretirement liabilities	1,411	16	1,267	-	2,694
Other long-term liabilities	734	98	173	-	1,005
Total liabilities	7,134	251	3,174	(2,835)	7,724
Total Eastman Kodak Company shareholders' (deficit) equity	(35)	1,253	1,770	(3,023)	(35)
Noncontrolling interest	-	-	2	-	2
(Deficit) Equity	(35)	1,253	1,772	(3,023)	(33)
TOTAL LIABILITIES AND (DEFICIT) EQUITY	$7,099	$1,504	$4,946	$(5,858)	$7,691

The following reflects the condensed consolidating Statement of Financial Position as of December 31, 2008:

(in millions)	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$848	$10	$1,287	$-	$2,145
Receivables, net	651	26	1,039	-	1,716
Inventories, net	468	16	528	(64)	948
Intercompany receivables and advances	1,027	1,192	551	(2,770)	-
Other current assets	102	6	87	-	195
Total current assets	3,096	1,250	3,492	(2,834)	5,004
Property, plant and equipment, net	994	84	473	-	1,551
Goodwill	318	47	531	-	896
Investment in subsidiaries	3,180	145	-	(3,325)	-
Other long-term assets	1,071	4	653	-	1,728
TOTAL ASSETS	$8,659	$1,530	$5,149	$(6,159)	$9,179

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable and other current liabilities	$1,735	$90	$1,442	$-	$3,267
Intercompany payables and loans	2,502	-	332	(2,834)	-
Short-term borrowings and current portion of long-term debt	10	1	40	-	51
Accrued income and other taxes	3	-	117	-	120
Total current liabilities	4,250	91	1,931	(2,834)	3,438
Long-term debt	1,121	-	131	-	1,252
Pension and other postretirement liabilities	1,485	15	882	-	2,382
Other long-term liabilities	818	112	189	-	1,119
Total liabilities	7,674	218	3,133	(2,834)	8,191
Total Eastman Kodak Company shareholders' equity	985	1,312	2,013	(3,325)	985
Noncontrolling interest	-	-	3	-	3
Equity	985	1,312	2,016	(3,325)	988
TOTAL LIABILITIES AND EQUITY	$8,659	$1,530	$5,149	$(6,159)	$9,179

The following reflects the condensed consolidating Statement of Cash Flows for the year ended December 31, 2009:

		Guarantor	Non-Guarantor	Consolidating
(in millions)	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Cash flows from operating activities:
Net cash (used in) provided by continuing operations	$(251)	$-	$115	$-	$(136)
Net cash provided by discontinued operations	-	-	-	-	-
Net cash (used in) provided by operating activities	(251)	-	115	-	(136)

Cash flows from investing activities:
Additions to properties	(65)	(5)	(82)	-	(152)
Proceeds from sales of businesses/assets	107	3	46	-	156
Acquisitions, net of cash acquired	(17)	-	-	-	(17)
Funding of restricted cash account	(12)	-	-	-	(12)
Advances from (to) Kodak companies	4	-	(15)	11	-
Marketable securities - sales	-	-	39	-	39
Marketable securities - purchases	-	-	(36)	-	(36)
Intercompany dividends	99	-	-	(99)	-
Net cash provided by (used in) investing activities	116	(2)	(48)	(88)	(22)

Cash flows from financing activities:
Proceeds from borrowings	679	-	33	-	712
Debt issuance costs	(30)	-	-	-	(30)
Repayment of borrowings	(573)	-	(76)	-	(649)
Advances from (to) Kodak companies	15	-	(4)	(11)	-
Intercompany dividends	-	-	(99)	99	-
Net cash provided by (used in) financing activities	91	-	(146)	88	33
Effect of exchange rate changes on cash	-	-	4	-	4
Net decrease in cash and cash equivalents	(44)	(2)	(75)	-	(121)
Cash and cash equivalents, beginning of period	848	10	1,287	-	2,145
Cash and cash equivalents, end of period	$804	$8	$1,212	$-	$2,024

The following reflects the condensed consolidating Statement of Cash Flows for the year ended December 31, 2008:

		Guarantor	Non-Guarantor	Consolidating
(in millions)	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Cash flows from operating activities:
Net cash (used in) provided by continuing operations	$(362)	$11	$223	$-	$(128)
Net cash provided by discontinued operations	296	-	-	-	296
Net cash (used in) provided by operating activities	(66)	11	223	-	168

Cash flows from investing activities:
Additions to properties	(133)	(23)	(98)	-	(254)
Proceeds from sales of businesses/assets	87	-	5	-	92
Acquisitions, net of cash acquired	(38)	-	-	-	(38)
Advances (to) from Kodak companies	(29)	-	(14)	43	-
Marketable securities - sales	-	-	162	-	162
Marketable securities - purchases	-	-	(150)	-	(150)
Intercompany dividends	602	-	-	(602)	-
Net cash provided by (used in) investing activities	489	(23)	(95)	(559)	(188)

Cash flows from financing activities:
Proceeds from borrowings	-	-	140	-	140
Repayment of borrowings	(257)	-	(189)	-	(446)
Stock repurchases	(301)	-	-	-	(301)
Dividends to shareholders	(139)	-	-	-	(139)
Advances from (to) Kodak companies	14	-	29	(43)	-
Intercompany dividends	-	-	(602)	602	-
Net cash used in financing activities	(683)	-	(622)	559	(746)
Effect of exchange rate changes on cash	-	-	(36)	-	(36)
Net decrease in cash and cash equivalents	(260)	(12)	(530)	-	(802)
Cash and cash equivalents, beginning of period	1,108	22	1,817	-	2,947
Cash and cash equivalents, end of period	$848	$10	$1,287	$-	$2,145

The following reflects the condensed consolidating Statement of Cash Flows for the year ended December 31, 2007:

		Guarantor	Non-Guarantor	Consolidating
(in millions)	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Cash flows from operating activities:
Net cash (used in) provided by continuing operations	$(324)	$54	$635	$-	$365
Net cash provided by (used in) discontinued operations	59	-	(96)	-	(37)
Net cash (used in) provided by operating activities	(265)	54	539	-	328

Cash flows from investing activities:
Additions to properties	(99)	(39)	(121)	-	(259)
Proceeds from sales of businesses/assets	52	1	174	-	227
Acquisitions, net of cash acquired	-	-	(2)	-	(2)
Advances (to) from Kodak companies	301	-	23	(324)	-
Marketable securities - sales	-	-	166	-	166
Marketable securities - purchases	-	-	(173)	-	(173)
Intercompany dividends	244	-	-	(244)	-
Net cash provided by (used in) investing activities	498	(38)	67	(568)	(41)
Net cash provided by discontinued operations	1,433	-	1,016	-	2,449
Net cash provided by (used in) investing activities	1,931	(38)	1,083	(568)	2,408

Cash flows from financing activities:
Proceeds from borrowings	-	-	163	-	163
Repayment of borrowings	(868)	-	(495)	-	(1,363)
Dividends to shareholders	(144)	-	-	-	(144)
Advances from (to) Kodak companies	(23)	-	(301)	324	-
Intercompany dividends	-		(244)	244	-
Exercise of employee stock options	6	-	-	-	6
Net cash used in financing activities	(1,029)	-	(877)	568	(1,338)
Net cash provided by discontinued operations	-	-	44	-	44
Net cash used in financing activities	(1,029)	-	(833)	568	(1,294)
Effect of exchange rate changes on cash	-	-	36	-	36
Net increase in cash and cash equivalents	637	16	825	-	1,478
Cash and cash equivalents, beginning of period	471	6	992	-	1,469
Cash and cash equivalents, end of period	$1,108	$22	$1,817	$-	$2,947

Eastman Kodak Company
SUMMARY OF OPERATING DATA - UNAUDITED

(in millions, except per share data, shareholders, and employees)

	2009		2008		2007		2006		2005

Net sales from continuing operations	$7,606		$9,416		$10,301		$10,568		$11,395
Loss from continuing operations before interest expense, other income (charges), net and income taxes	(28)		(821)		(230)		(476)		(1,073)
(Loss) earnings from:
Continuing operations	(232)	(1)	(727)	(2)	(206)	(3)	(796)	(4)	(1,650)	(5)
Discontinued operations	17	(6)	285	(6)	884	(6)	209		458
Cumulative effect of accounting change	-		-		-		-		(55)
Extraordinary item, net of tax	6		-		-		-		-
Net (Loss) Earnings	(209)		(442)		678		(587)		(1,247)
Less: Net earnings attributable to noncontrolling interests	(1)		-		(2)		(7)		(4)
Net (Loss) Earnings Attributable to Eastman Kodak Company	(210)		(442)		676		(594)		(1,251)

Earnings and Dividends
(Loss) earnings from continuing operations
- % of net sales from continuing operations	-3.1%		-7.7%		-2.0%		-7.5%		-14.5%
Net (loss) earnings
- % return on average equity	-44.0%		-21.8%		30.2%		-31.3%		-39.1%
Basic and diluted (loss) earnings per share attributable to Eastman Kodak Company common shareholders:
Continuing operations	(0.87)		(2.58)		(0.71)		(2.78)		(5.72)
Discontinued operations	0.07		1.01		3.06		0.71		1.56
Cumulative effect of accounting change	-		-		-		-		(0.19)
Extraordinary item, net of tax	0.02		-		-		-
Total	(0.78)		(1.57)		2.35		(2.07)		(4.35)
Cash dividends declared and paid
- on common shares	-		139		144		144		144
- per comon share	-		0.50		0.50		0.50		0.50
Common shares outstanding at year end	268.6		268.2		288.0		287.3		287.2
Shareholders at year end	54,078		56,115		58,652		63,193		75,619

Statement of Financial Position Data
Working capital	1,407		1,566		1,631		1,027		624
Property, plant and equipment, net	1,254		1,551		1,811		2,602		3,464
Total assets	7,691		9,179		13,659		14,320		15,236
Short-term borrowings and current portion of long-term debt	62		51		308		64		819
Long-term debt, net of current portion	1,129		1,252		1,289		2,714		2,764

Supplemental Information
Net sales from continuing operations
- CDG	$2,619		$3,088		$3,247		$3,013		$3,315
- FPEG	2,257		2,987		3,632		4,254		5,453
- GCG	2,726		3,334		3,413		3,287		2,604
- All Other	4		7		9		14		23
Research and development costs	356		478		525		573		714
Depreciation	354		420		679		1,075		1,191
Taxes (excludes payroll, sales and excise taxes) (7)	149		(105)		5		320		788
Wages, salaries and employee benefits (8)	1,732		2,141		2,846		3,480		3,941
Employees as of year end
- in the U.S. (7)	10,630		12,800		14,200		20,600		25,500
- worldwide (7)	20,250		24,400		26,900		40,900		51,100

(footnotes on next page)

SUMMARY OF OPERATING DATA
Eastman Kodak Company

(footnotes for previous page)

(1)
Includes pre-tax restructuring and rationalization charges of $258 million; a $5 million charge related to a legal settlement; $94 million of income related to gains on asset sales; $7 million of income related to the reversal of negative goodwill; $10 million of income related to reversals of value-added tax reserves; and a $6 million asset impairment charge. These items increased net loss from continuing operations by $138 million.

(2)
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

(3)
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

(4)
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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in "Internal Control-Integrated Framework.”  Based on management’s assessment using the COSO criteria, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2009.  The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, as stated in their report which appears on page 63 of this Annual Report on Form 10-K.

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

ITEM 9B.  OTHER INFORMATION

None.
PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 regarding directors is incorporated by reference from the information under the caption "Board Structure and Corporate Governance - Board of Directors" in the Company's Notice of 2010 Annual Meeting and Proxy Statement (the “Proxy Statement”), which will be filed within 120 days after December 31, 2009.  The information required by Item 10 regarding audit committee financial expert disclosure is incorporated by reference from the information under the caption "Board Structure and Corporate Governance - Audit Committee Financial Qualifications" in the Proxy Statement.  The information required by Item 10 regarding executive officers is contained in Part I under the caption "Executive Officers of the Registrant" on page 22.  The information required by Item 10 regarding the Company's written code of ethics is incorporated by reference from the information under the captions "Board Structure and Corporate Governance - Corporate Governance Guidelines" and "Board Structure and Corporate Governance - Business Conduct Guide and Directors' Code of Conduct" in the Proxy Statement.  The information required by Item 10 regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the information under the caption "Reporting Compliance - Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

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

STOCK OPTIONS AND SARS OUTSTANDING UNDER SHAREHOLDER AND NON-SHAREHOLDER APPROVED PLANS

As required by Item 201(d) of Regulation S-K, the Company's total options outstanding of 23,679,834, including total SARs outstanding of 159,735, have been granted under equity compensation plans that have been approved by security holders and that have not been approved by security holders as follows:

Plan Category	Number of Securities to be issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	21,213,455	$27.73	7,382,719
Equity compensation plans not approved by security holders (2)	2,466,379	35.96	0
Total	23,679,834	$28.59	7,382,719

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

On December 31, 2009, the equity overhang, or the percentage of outstanding shares (plus shares that could be issued pursuant to plans represented by all stock incentives granted and available for future grant under all plans) was 13.0%.

The following table sets forth information regarding awards granted and earned, the run rate for each of the last three fiscal years, and the average run rate over the last three years.

RUN RATE (shares in thousands)
	Run Rate for the Year Ended December 31,
(shares in thousands)	2009	2008	2007	3-year Average
Stock options granted	1,229	2,813	1,813	1,952
Unvested service-based stock granted	7,585	796	183	2,855
Actual performance-based stock awards earned	563	164	63	263
Basic common shares outstanding at fiscal year end	268,631	268,169	288,000	274,933
Run rate	3.49%	1.41%	0.71%	1.84%

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Pa Page No.
(a)1. Consolidated financial statements:
Report of independent registered public accounting firm	63
Consolidated statement of operations	64
Consolidated statement of financial position	65
Consolidated statement of equity	66-68
Consolidated statement of cash flows	69-70
Notes to financial statements	71-132

2. Financial statement schedule:

II - Valuation and qualifying accounts	140

All other schedules have been omitted because they are not applicable or the information required is shown in the financial statements or notes thereto.

3.Additional data required to be furnished:

Exhibits required as part of this report are listed in the index appearing on pages 141 through 148.

SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTMAN KODAK COMPANY
(Registrant)

By:                                         By:
/s/ Antonio M. Perez                    /s/ Frank S. Sklarsky
Antonio M. Perez                     Frank S. Sklarsky
Chairman & Chief Executive Officer                                 Chief Financial Officer and
Executive Vice President

/s/ Eric H. Samuels
Eric H. Samuels
Chief Accounting Officer and
Corporate Controller

Date:February 22, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

  /s/ Richard S. Braddock                                                     /s/ Debra L. Lee
  Richard S. Braddock, Director          Debra L. Lee, Director

  /s/ Herald Chen                   /s/ Delano E. Lewis
  Herald Chen, Director                   Delano E. Lewis, Director

  /s/ Adam Clammer                   /s/ William G. Parrett
  Adam Clammer, Director             William G. Parrett, Director

  /s/ Timothy M. Donahue             /s/ Antonio M. Perez
  Timothy M. Donahue, Director       Antonio M. Perez, Director

 /s/ Michael Hawley                 /s/ Joel Seligman
 Michael Hawley, Director                                                 Joel Seligman, Director

 /s/ William H. Hernandez            /s/ Dennis F. Strigl
 William H. Hernandez, Director      Dennis F. Strigl, Director

 /s/ Douglas R. Lebda            /s/ Laura D’Andrea Tyson
 Douglas R. Lebda, Director                                            Laura D’Andrea Tyson, Director

Date:February 22, 2010

Schedule II
Eastman Kodak Company
Valuation and Qualifying Accounts

	Balance at	Charges to	Amounts	Balance at
	Beginning	Earnings	Written	End of
(in millions)	Of Period	and Equity	Off	Period

Year ended December 31, 2009
Deducted in the Statement of Financial Position:
From Current Receivables:
Reserve for doubtful accounts	$90	$23	$34	$79
Reserve for loss on returns and allowances	23	25	29	19
Total	$113	$48	$63	$98

From Long-Term Receivables and Other Noncurrent Assets:
Reserve for doubtful accounts	$8	$-	$2	$6

From Deferred Tax Assets:
Valuation allowance	$1,665	$633	$206	$2,092

Year ended December 31, 2008
Deducted in the Statement of Financial Position:
From Current Receivables:
Reserve for doubtful accounts	$83	$42	$35	$90
Reserve for loss on returns and allowances	31	16	24	23
Total	$114	$58	$59	$113

From Long-Term Receivables and Other Noncurrent Assets:
Reserve for doubtful accounts	$6	$2	$-	$8

From Deferred Tax Assets:
Valuation allowance	$1,249	$542	$126	$1,665

Year ended December 31, 2007
Deducted in the Statement of Financial Position:
From Current Receivables:
Reserve for doubtful accounts	$97	$25	$39	$83
Reserve for loss on returns and allowances	37	16	22	31
Total	$134	$41	$61	$114

From Long-Term Receivables and Other Noncurrent Assets:
Reserve for doubtful accounts	$8	$1	$3	$6

From Deferred Tax Assets:
Valuation allowance	$1,849	$11	$611	$1,249

Eastman Kodak Company
Index to Exhibits
Exhibit
Number

(3.1	Certificate of Incorporation, as amended and restated May 11, 2005.
(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, Exhibit 3.)

(3.2)	By-laws, as amended and restated February 24, 2009.
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

Amendment No. 2 to the Amended and Restated Credit Agreement, dated as of February 10, 2010, among Eastman Kodak Company, Kodak Canada Inc., the lenders party thereto and Citicorp USA, Inc., as Agent.
(Incorporated by reference to the Eastman Kodak Company Current Report on Form 8-K for the date February 10, 2010, as filed on February 12, 2010, Exhibit 10.1.)

(4.9)	Security Agreement, dated as of October 18, 2005, amended and restated as of March 31, 2009, from the grantors party thereto to Citicorp USA, Inc.
(Incorporated by reference to the Eastman Kodak Company Current Report on Form 8-K for the date March 31, 2009, as filed on April 3, 2009, Exhibit 4.9.)

(4.10)	Canadian Security Agreement, dated October 18, 2005, amended and restated as of March 31, 2009, from the grantors party thereto to Citicorp USA, Inc.
(Incorporated by reference to the Eastman Kodak Company Current Report on Form 8-K for the date March 31, 2009, as filed on April 3, 2009, Exhibit 4.10.)

(4.11)	Indenture, dated as of September 23, 2009, between Eastman Kodak Company and The Bank of New York Mellon, as trustee.
(Incorporated by reference to the Eastman Kodak Company Current Report on Form 8-K for the date September 23,
                2009, as filed on September 23, 2009, Exhibit 4.1.)

(4.12)	Indenture, dated as of September 29, 2009, between Eastman Kodak Company and The Bank of New York Mellon, as trustee.
(Incorporated by reference to the Eastman Kodak Company Current Report on Form 8-K for the date September 29,
                2009, as filed on September 30, 2009, Exhibit 4.1.)

(4.13)	Form of Warrant
(Incorporated by reference to the Eastman Kodak Company Current Report on Form 8-K for the date September 29, 2009, as filed on September 30, 2009, Exhibit 10.2.)

(4.14)	Registration Rights Agreement, dated as of September 29, 2009.
Incorporated by reference to the Eastman Kodak Company Current Report on Form 8-K for the date  September 29, 2009, as filed on September 30, 2009, Exhibit 10.3.)

Eastman Kodak Company
Index to Exhibits (continued)

Exhibit
Number

(4.15)	Purchase Agreement, dated as of September 16, 2009.
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
(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2005, Exhibit 10.)

Amendment, dated February 28, 2007, to Philip J. Faraci Letter Agreement dated November 3, 2004.
(Incorporated by reference to the Eastman Kodak Company Current Report on Form 8-K, filed on March 1, 2007, Exhibit 99.2.)

Second Amendment, dated December 9, 2008, to Philip J. Faraci Letter Agreement Dated November 3, 2004.
(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2008, Exhibit 10.1.)

(10.2)	Eastman Kodak Company Deferred Compensation Plan for Directors, as amended and restated effective January 1, 2009.
(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2008, Exhibit 10.2.)

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
(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2008, Exhibit 10.4.)

(10.5)	Eastman Kodak Company 2005 Omnibus Long-Term Compensation Plan, as amended, effective January 1,2009.
(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2008, Exhibit 10.5.)

Form of Notice of Award of Non-Qualified Stock Options pursuant to the 2005 Omnibus Long-Term Compensation Plan.
(Incorporated by reference to the Eastman Kodak Company Current Report on Form 8-K, filed on May 11, 2005, Exhibit 10.2.)

Eastman Kodak Company
Index to Exhibits (continued)

Exhibit
Number

Form of Notice of Award of Restricted Stock, pursuant to the 2005 Omnibus Long-Term Compensation Plan.
(Incorporated by reference to the Eastman Kodak Company Current Report on Form 8-K, filed on May 11, 2005, Exhibit 10.3.)

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
(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2008, Exhibit 10.7.)

(10.8)	Administrative Guide for the 2008 Performance Cycle of the Leadership Stock Program under Article 7 (Performance Awards) of the 2005 Omnibus Long-Term Compensation Plan.
(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2008, Exhibit 10.8.)

Administrative Guide for the 20__ Performance Cycle of the Leadership Stock Program under Article 7 (Performance Awards) of the 2005 Omnibus Long-Term Compensation Plan.
(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, Exhibit 10.6.)

(10.9)	Administrative Guide for September 16, 2008 Restricted Stock Unit Grant under the 2005 Omnibus Long-term Compensation Plan.
(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2008, Exhibit 10.9.)

Eastman Kodak Company
Index to Exhibits (continued)

Exhibit
Number

(10.10)	Form of Administrative Guide for Restricted Stock Unit Grant under the 2005 Omnibus Long-term Compensation Plan.
(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2008, Exhibit 10.10.)

(10.11)Frank S. Sklarsky Agreement dated September 19, 2006.
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
       participants’ personal coverage.  The Company pays the cost of this insurance.  Income is imputed to participants.
   (Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended
   December 31, 1995, Exhibit 10.)

(10.15)	Kodak Stock Option Plan, as amended and restated August 26, 2002.
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

(10.18)	Eastman Kodak Company 2000 Omnibus Long-Term Compensation Plan, as amended, effective January 1, 2009.
(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended
     December 31, 2008, Exhibit 10.18.)

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

(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2004, Exhibit 10.)

(10.19)Administrative Guide for the 2004-2005 Performance Cycle of the Leadership Program under Article 12 of the 2000
                 Omnibus Long-Term Compensation Plan, as amended January 1, 2009.
(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended
     December 31, 2008, Exhibit 10.19.)

(10.20)	Administrative Guide for the 2004-2005 Performance Cycle of the Leadership Program under Section 13 of the 2000 Omnibus Plan, as amended January 1, 2009.
(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended
    December 31, 2008, Exhibit 10.20.)

(10.21)	Eastman Kodak Company Executive Compensation for Excellence and Leadership Plan, as amended, effective January 1, 2009.
(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2008, Exhibit 10.21.)

(10.22)	Eastman Kodak Company Executive Protection Plan, as amended December 12, 2008, effective January 1, 2009.
   (Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended
        December 31, 2008, Exhibit 10.22.)

(10.23)	Eastman Kodak Company Estate Enhancement Plan, as adopted effective March 6, 2000.
(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 1999, Exhibit 10.)

(10.24)Antonio M. Perez Agreement dated March 3, 2003.
(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, Exhibit 10 Z.)

Letter dated May 10, 2005, from the Chair, Executive Compensation and Development Committee, to Antonio M. Perez.
(Incorporated by reference to the Eastman Kodak Company Current Report on Form 8-K, filed on May 11, 2005, Exhibit 10.2.).

Eastman Kodak Company
Index to Exhibits (continued)

Exhibit
Number

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
(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, Exhibit 10 CC.)

Amendment, dated February 27, 2007, to Antonio M. Perez Letter Agreement dated March 3, 2003.
(Incorporated by reference to the Eastman Kodak Company Current Report on Form 8-K, filed on March 1, 2007, Exhibit 99.1).

Second Amendment, dated December 9, 2008, to Antonio M. Perez Letter Agreement dated March 3, 2003.
(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2008, Exhibit 10.24.)

Amendment, dated September 28, 2009, to Antonio M. Perez Letter Agreement dated March 3, 2003.
(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009.)

(10.25)Mary Jane Hellyar Retention Agreement dated August 14, 2006.
(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2006, Exhibit 10.)

(10.26)	Asset Purchase Agreement between Eastman Kodak Company and Onex Healthcare Holdings, Inc., dated as of January 9, 2007.
Amendment No. 1 To the Asset Purchase Agreement.
(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, Exhibit 10 CC.)

(10.27)	Administrative Guide For September 28, 2009 Restricted Stock Unit (RSU) Grant under the 2005 Omnibus Long-Term Compensation Plan (For Executives).
(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the  quarterly period ended
                September 30, 2009.)

(10.28)	Administrative Guide For September 28, 2009 Restricted Stock Unit (RSU) Grant under the 2005 Omnibus Long-Term Compensation Plan (For Executive Council and Operations Council Members).
(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended
                September 30, 2009.)

Eastman Kodak Company
Index to Exhibits (continued)

Exhibit
Number

(10.29)	Administrative Guide For September 28, 2009 Restricted Stock Unit (RSU) Grant under the 2005 Omnibus Long-Term Compensation Plan (Hold Until Retirement Provision).
(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended
                September 30, 2009.)

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