Form 10-Q
period 2010-03-31
EASTMAN KODAK CO
filed 2010-04-29
CIK 31235

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]  Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010
or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes    [   ]            No    [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each Class	Number of shares Outstanding at April 23, 2010
Common Stock, $2.50 par value	268,667,924

Eastman Kodak Company
Form 10-Q
March 31, 2010

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
(in millions, except per share data)
	Three Months Ended
	March 31,
	2010	2009

Net sales	$1,933	$1,477
Cost of goods sold	1,138	1,283
Gross profit	795	194
Selling, general and administrative expenses	310	313
Research and development costs	79	105
Restructuring costs, rationalization and other	13	109
Other operating (income) expenses, net	4	3
Earnings (loss) from continuing operations before interest expense, other income (charges), net and income taxes	389	(336)
Interest expense	38	25
Loss on early extinguishment of debt, net	102	-
Other income (charges), net	(4)	(15)
Earnings (loss) from continuing operations before income taxes	245	(376)
Provision (benefit) for income taxes	126	(16)
Earnings (loss) from continuing operations	119	(360)
Earnings from discontinued operations, net of income taxes	-	7
NET EARNINGS (LOSS) ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$119	$(353)

Basic net earnings (loss) per share attributable to Eastman Kodak Company common shareholders:
Continuing operations	$0.44	$(1.34)
Discontinued operations	-	0.02
Total	$0.44	$(1.32)

Diluted net earnings (loss) per share attributable to Eastman Kodak Company common shareholders:
Continuing operations	$0.40	$(1.34)
Discontinued operations	-	0.02
Total	$0.40	$(1.32)

Number of common shares used in basic net earnings (loss) per share	268.3	268.2

Number of common shares used in diluted net earnings (loss) per share	326.2	268.2

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
CONSOLIDATED STATEMENT OF RETAINED EARNINGS (Unaudited)
(in millions)

	Three Months Ended
	March 31,
	2010	2009

Retained earnings at beginning of period	$5,676	$5,903
Net earnings (loss)	119	(353)
Loss from issuance of treasury stock	(7)	(1)
Retained earnings at end of period	$5,788	$5,549

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
CONSOLIDATED STATEMENT OF FINANCIAL POSITION (Unaudited)

(in millions)	March 31,	December 31,
	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$1,500	$2,024
Receivables, net	1,465	1,395
Inventories, net	756	679
Other current assets	215	205
Total current assets	3,936	4,303
Property, plant and equipment, net of accumulated depreciation of $5,168 and $5,178, respectively	1,166	1,254
Goodwill	903	907
Other long-term assets	1,173	1,227
TOTAL ASSETS	$7,178	$7,691
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities
Accounts payable, trade	$626	$919
Short-term borrowings and current portion of long-term debt	61	62
Accrued income and other taxes	99	23
Other current liabilities	1,562	1,892
Total current liabilities	2,348	2,896
Long-term debt, net of current portion	1,229	1,129
Pension and other postretirement liabilities	2,686	2,694
Other long-term liabilities	968	1,005
Total liabilities	7,231	7,724

Commitments and Contingencies (Note 6)

Equity (Deficit)
Common stock, $2.50 par value	978	978
Additional paid in capital	1,095	1,093
Retained earnings	5,788	5,676
Accumulated other comprehensive loss	(1,905)	(1,760)
	5,956	5,987
Less: Treasury stock, at cost	(6,011)	(6,022)
Total Eastman Kodak Company shareholders’ deficit	(55)	(35)
Noncontrolling interests	2	2
Total deficit	(53)	(33)

TOTAL LIABILITIES AND DEFICIT	$7,178	$7,691

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
(in millions)	2010	2009

Cash flows from operating activities:
Net earnings (loss)	$119	$(353)
Adjustments to reconcile to net cash used in operating activities:
Earnings from discontinued operations, net of income taxes	-	(7)
Depreciation and amortization	101	113
Loss (gain) on sales of businesses/assets	4	(1)
Loss on early extinguishment of debt	102	-
Non-cash restructuring and rationalization costs, asset impairments and other charges	-	7
Provision for deferred income taxes	3	13
(Increase) decrease in receivables	(88)	413
Increase in inventories	(86)	(107)
Decrease in liabilities excluding borrowings	(579)	(883)
Other items, net	(47)	24
Total adjustments	(590)	(428)
Net cash used in operating activities	(471)	(781)
Cash flows from investing activities:
Additions to properties	(25)	(26)
Proceeds from sales of businesses/assets	3	2
Marketable securities - sales	8	7
Marketable securities - purchases	(24)	(8)
Net cash used in investing activities	(38)	(25)
Cash flows from financing activities:
Proceeds from borrowings	491	-
Repayment of borrowings	(492)	-
Debt issuance costs	(12)	(13)
Net cash used in financing activities	(13)	(13)
Effect of exchange rate changes on cash	(2)	(17)
Net decrease in cash and cash equivalents	(524)	(836)
Cash and cash equivalents, beginning of period	2,024	2,145
Cash and cash equivalents, end of period	$1,500	$1,309

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
NOTES TO FINANCIAL STATEMENTS (Unaudited)

NOTE 1:  BASIS OF PRESENTATION

BASIS OF PRESENTATION

The consolidated interim financial statements are unaudited, and certain information and footnote disclosures related thereto normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been omitted in accordance with Rule 10-01 of Regulation S-X.  In the opinion of management, the accompanying unaudited consolidated financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements and reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results of operations, financial position and cash flows of Eastman Kodak Company and its subsidiaries (the Company).  The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year.  These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends the Accounting Standards Codification (ASC) Topic 820, “Fair Value Measures and Disclosures.”  ASU No. 2010-06 amends the ASC to require disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and also require more detailed disclosure about the activity within Level 3 fair value measurements.  The Company adopted the guidance in ASU No. 2010-06 on January 1, 2010, except for the requirements related to Level 3 disclosures, which will be effective for annual and interim reporting periods beginning after December 15, 2010 (January 1, 2011 for the Company).  This guidance requires expanded disclosures only, and did not and is not expected to have any impact on the Company’s Consolidated Financial Statements.

In June 2009, the FASB issued revised authoritative guidance related to variable interest entities, which requires entities to perform a qualitative analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity.  The guidance also requires an ongoing reassessment of variable interests and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary.  This guidance, which was reissued by the FASB in December 2009 as ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” amends ASC Topic 810, “Consolidation,” and was adopted by the Company on January 1, 2010.  The adoption of this guidance did not have an impact on the Company’s Consolidated Financial Statements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued ASU No. 2009-13, "Multiple-Deliverable Revenue Arrangements," which amends ASC Topic 605, "Revenue Recognition."  ASU No. 2009-13 amends the ASC to eliminate the residual method of allocation for multiple-deliverable revenue arrangements, and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method.  The ASU also establishes a selling price hierarchy for determining the selling price of a deliverable, which includes: (1) vendor-specific objective evidence if available, (2) third-party evidence if vendor-specific objective evidence is not available, and (3) estimated selling price if neither vendor-specific nor third-party evidence is available.  Additionally, ASU No. 2009-13 expands the disclosure requirements related to a vendor's multiple-deliverable revenue arrangements.  The Company is currently evaluating the potential impact, if any, of the adoption of this guidance on its Consolidated Financial Statements, which is effective for the Company on January 1, 2011.

In October 2009, the FASB issued ASU No. 2009-14, "Certain Revenue Arrangements That Include Software Elements," which amends ASC Topic 985, "Software."  ASU No. 2009-14 amends the ASC to change the accounting model for revenue arrangements that include both tangible products and software elements, such that tangible products containing both software and non-software components that function together to deliver the tangible product's essential functionality are no longer within the scope of software revenue guidance.  The Company is currently evaluating the potential impact, if any, of the adoption of this guidance on its Consolidated Financial Statements, which is effective for the Company on January 1, 2011.

NOTE 2:  RECEIVABLES, NET

	As of
	March 31,	December 31,
(in millions)	2010	2009

Trade receivables	$991	$1,238
Miscellaneous receivables	474	157
Total (net of allowances of $87 and $98 as of March 31, 2010 and December 31, 2009, respectively)	$1,465	$1,395

Of the total trade receivable amounts of $991 million and $1,238 million as of March 31, 2010 and December 31, 2009, respectively, approximately $167 million and $218 million, respectively, are expected to be settled through customer deductions in lieu of cash payments.  Such deductions represent rebates owed to the customer and are included in Other current liabilities in the accompanying Consolidated Statement of Financial Position at each respective balance sheet date.  The increase in miscellaneous receivables was due to revenue of $550 million being recognized in the first quarter of 2010 for a non-recurring intellectual property arrangement, for which approximately $338 million is due during the remainder of 2010.  Approximately $56 million of the receivable will be withheld at the time of payment to satisfy tax obligations.

NOTE 3:  INVENTORIES, NET

	As of
(in millions)	March 31,	December 31,
	2010	2009

Finished goods	$444	$409
Work in process	190	164
Raw materials	122	106

Total	$756	$679

NOTE 4:  SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Long-term debt and related maturities and interest rates were as follows at March 31, 2010 and December 31, 2009:

				As of
(in millions)				March 31, 2010	December 31, 2009

			Weighted-Average
			Effective
			Interest	Carrying	Carrying
Country	Type	Maturity	Rate	Value	Value

U.S.	Convertible	2010	3.38%	$11	$12
U.S.	Term note	2010-2013	6.16%	36	35
Germany	Term note	2010-2013	6.16%	142	141
U.S.	Term note	2013	7.25%	300	500
U.S.	Secured term note	2017	19.36%	-	195
U.S.	Convertible	2017	12.75%	298	295
U.S.	Term note	2018	9.95%	3	3
U.S.	Secured term note	2018	10.11%	490	-
U.S.	Term note	2021	9.20%	10	10

				1,290	1,191
Current portion of long-term debt				(61)	(62)
Long-term debt, net of current portion				$1,229	$1,129

Annual maturities (in millions) of long-term debt outstanding at March 31, 2010 were as follows:

	Carrying	Maturity
	Value	Value

2010	$61	$61
2011	46	50
2012	43	50
2013	339	350
2014	-	-
2015 and thereafter	801	913
Total	$1,290	$1,424

Issuance of Senior Secured Notes due 2018
On March 5, 2010, the Company issued $500 million of aggregate principal amount of 9.75% senior secured notes due March 1, 2018 (the “2018 Senior Secured Notes”).  The Company will pay interest at an annual rate of 9.75% of the principal amount at issuance, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2010.

Upon issuance of the 2018 Senior Secured Notes, the Company received net proceeds of approximately $490 million ($500 million aggregate principal less $10 million stated discount).  The proceeds were used to repurchase all of the Senior Secured Notes due 2017 and to fund the tender of $200 million of the 7.25% Senior Notes due 2013.

In connection with the 2018 Senior Secured Notes, the Company and the subsidiary guarantors (as defined below) entered into an indenture, dated as of March 5, 2010, with Bank of New York Mellon as trustee and collateral agent (the “Indenture”).

At any time prior to March 1, 2014, the Company will be entitled at its option to redeem some or all of the 2018 Senior Secured Notes at a redemption price of 100% of the principal plus accrued and unpaid interest and a “make-whole” premium (as defined in the Indenture).  On and after March 1, 2014, the Company may redeem some or all of the 2018 Senior Secured Notes at certain redemption prices expressed as percentages of the principal plus accrued and unpaid interest.  In addition, prior to March 31, 2013, the Company may redeem up to 35% of the 2018 Senior Secured Notes at a redemption price of 109.75% of the principal plus accrued and unpaid interest using proceeds from certain equity offerings, provided the redemption takes place within 120 days after the closing of the related equity offering and not less than 65% of the original aggregate principal remains outstanding immediately thereafter.

Upon the occurrence of a change of control, each holder of the 2018 Senior Secured Notes has the right to require the Company to repurchase some or all of such holder’s 2018 Senior Secured Notes at a purchase price in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the repurchase date.

The Indenture contains covenants limiting, among other things, the Company’s ability and the ability of the Company’s restricted subsidiaries (as defined in the Indenture) to (subject to certain exceptions and qualifications): incur additional debt or issue certain preferred stock; pay dividends or make distributions in respect of capital stock or make other restricted payments; make principal payments on, or purchase or redeem subordinated indebtedness prior to any scheduled principal payment or maturity; make certain investments; sell certain assets; create liens on assets; consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s and its subsidiaries’ assets; enter into certain transactions with affiliates; and designate the Company’s subsidiaries as unrestricted subsidiaries.  The Company was in compliance with these covenants as of March 31, 2010.

The 2018 Senior Secured Notes are fully and unconditionally guaranteed (the “guarantees”) on a senior secured basis by each of the Company’s existing and future direct or indirect 100% owned domestic subsidiaries, subject to certain exceptions (the “Subsidiary Guarantors”).  The 2018 Senior Secured Notes and guarantees are secured by second-priority liens, subject to permitted liens, on substantially all of the Company’s domestic assets and substantially all of the domestic assets of the Subsidiary Guarantors pursuant to a security agreement entered into with Bank of New York Mellon as second lien collateral agent on March 5, 2010.  The carrying value of the assets pledged as collateral at March 31, 2010 was approximately $2 billion.

The 2018 Senior Secured Notes are the Company’s senior secured obligations and rank senior in right of payment to any future subordinated indebtedness; rank equally in right of payment with all of the Company’s existing and future senior indebtedness; are effectively senior in right of payment to the Company’s existing and future unsecured indebtedness, are effectively subordinated in right of payment to indebtedness under the Company’s Amended Credit Agreement to the extent of the collateral securing such indebtedness on a first-priority basis; and effectively are subordinated in right of payment to all existing and future indebtedness and other liabilities of the Company’s non-guarantor subsidiaries.

Certain events are considered events of default and may result in the acceleration of the maturity of the 2018 Senior Secured Notes including, but not limited to: default in the payment of principal or interest when it becomes due and payable; subject to applicable grace periods, failure to purchase Senior Secured Notes tendered when and as required; events of bankruptcy; and non-compliance with other provisions and covenants and the acceleration or default in the payment of principal of other forms of debt.  If an event of default occurs, the aggregate principal amount and accrued and unpaid interest may become due and payable immediately.

Repurchase of Senior Secured Notes due 2017
On February 24, 2010, the Company entered into an agreement with affiliates of Kohlberg, Kravis Roberts & Co. L.P. (“KKR”) to repurchase all $300 million aggregate principal amount of the Company’s 10.5% Senior Secured Notes due 2017 previously issued to KKR (the “KKR Notes”).

On March 5, 2010, the Company completed the repurchase of the KKR Notes.  KKR received cash equal to 100% of the principal amount plus accrued and unpaid interest.  The repurchase of the KKR Notes resulted in a loss on early debt extinguishment of $111 million, which is reported in Loss on early extinguishment of debt, net in the Statement of Operations for the three months ended March 31, 2010.  This loss was primarily the result of the principal repayment of $300 million exceeding the carrying value of the KKR Notes by approximately $195 million as of the repurchase date.

Repurchase of Senior Notes due 2013
On March 10, 2010, the Company accepted for purchase $200 million aggregate principal amount of Senior Notes due 2013 (the “2013 Notes”) pursuant to the terms of a tender offer that commenced on February 3, 2010.  Holders who validly tendered their 2013 Notes received cash equal to approximately 95% of the principal amount of the 2013 Notes accepted in the tender offer plus accrued and unpaid interest.

The repurchase of the 2013 Notes resulted in a gain on early debt extinguishment of approximately $9 million, reported in Loss on early extinguishment of debt, net in the Statement of Operations for the three months ended March 31, 2010.  The gain was a result of the principal repayment of approximately $190 million being less than the carrying value of the repurchased debt of $200 million.  As of March 31, 2010, $300 million of the 2013 Notes remain outstanding.

Amended Credit Agreement
On February 10, 2010, the Company and its subsidiary, Kodak Canada, Inc. (together the “Borrowers”), together with the Company’s U.S. subsidiaries as guarantors (the “Guarantors”), agreed to amend the Amended and Restated Credit Agreement  dated March 31, 2009 (the “Amended Credit Agreement”) with the named lenders and Citicorp, USA, Inc., as agent, in order to allow the Company to incur additional permitted senior debt of up to $200 million aggregate principal amount, and debt that refinances existing debt and permitted senior debt so long as the refinancing debt meets certain requirements.  In connection with the amendment, the Company reduced the commitments of its non-extending lenders by approximately $125 million.  This change did not reduce the maximum borrowing availability of up to $500 million under the Amended Credit Agreement.

Advances under the Amended Credit Agreement are available based on the Borrowers’ respective borrowing base from time to time.  The borrowing base is calculated based on designated percentages of eligible accounts receivable, inventory, machinery and equipment and, once mortgages are recorded, certain real property, subject to applicable reserves.  As of March 31, 2010, based on this borrowing base calculation and after deducting the face amount of letters of credit  outstanding of $133 million and $100 million of collateral to secure other banking arrangements, the Company had $172 million available to borrow under the Amended Credit Agreement.  As of March 31, 2010, the Company had no debt for borrowed money outstanding under the Amended Credit Agreement.

In addition to letters of credit outstanding under the Amended Credit Agreement of $133 million, there were bank guarantees and letters of credit of $20 million and surety bonds of $25 million outstanding under other banking arrangements primarily to ensure payment of possible casualty and workers’ compensation claims, environmental liabilities, legal contingencies, rental payments, and to support various customs and trade activities.

Under the terms of the Amended Credit Agreement, the Company has agreed to certain affirmative and negative covenants customary in similar asset-based lending facilities.  In the event the Company’s excess availability under the borrowing base formula under the Amended Credit Agreement falls below $100 million for three consecutive business days, among other things, the Company must maintain a fixed charge coverage ratio of not less than 1.1 to 1.0 until the excess availability is greater than $100 million for 30 consecutive days.  For the quarter ended March 31, 2010, excess availability was greater than $100 million.  The Company is also required to maintain cash and cash equivalents in the U.S. of at least $250 million.  The negative covenants limit, under certain circumstances, among other things, the Company’s ability to incur additional debt or liens, make certain investments, make shareholder distributions or prepay debt, except as permitted under the terms of the Amended Credit Agreement.  The Company was in compliance with all covenants under the Amended Credit Agreement as of March 31, 2010.

In addition to the Amended Credit Agreement, the Company has other committed and uncommitted lines of credit as of March 31, 2010 totaling $10 million and $134 million, respectively.  These lines primarily support operational and borrowing needs of the Company’s subsidiaries, which include term loans, overdraft coverage, revolving credit lines, letters of credit, bank guarantees and vendor financing programs.  Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market conditions.  As of March 31, 2010, usage under these lines was approximately $42 million all of which were supporting non-debt related obligations.

NOTE 5:  INCOME TAXES

The Company’s income tax provision (benefit) and effective tax rate were as follows:

(dollars in millions)	Three Months Ended
	March 31,
	2010	2009
Earnings (loss) from continuing operations before income taxes	$245	$(376)
Effective tax rate	51.4%	4.3%
Provision (benefit) for income taxes	$126	$(16)
Provision (benefit) for income taxes @ 35%	$86	$(132)
Difference between tax at effective vs. statutory rate	$40	$116

For the three months ended March 31, 2010, the difference between the Company’s recorded provision and the benefit that would result from applying the U.S. statutory rate of 35.0% is primarily attributable to: (1) withholding taxes related to a non-recurring licensing agreement entered into in the current quarter, (2) losses generated within the U.S. and certain jurisdictions outside the U.S. that were not benefited due to management’s conclusion that it was not more likely than not that the tax benefits would be realized, and  (3) the mix of earnings from operations in certain lower-taxed jurisdictions outside the U.S.

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

NOTE 6:  COMMITMENTS AND CONTINGENCIES

Environmental

The Company’s undiscounted accrued liabilities for future environmental investigation, remediation, and monitoring costs are composed of the following items:

	As of
(in millions)	March 31,	December 31,
	2010	2009

Eastman Business Park site, Rochester, NY	$51	$51
Other operating sites	10	10
Sites associated with former operations	20	21
Sites associated with the non-imaging health business sold in 1994	19	20
Total	$100	$102

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

A Consent Decree was signed in 1994 in settlement of a civil complaint brought by the U.S. Environmental Protection Agency (“EPA”) and the U.S. Department of Justice.  In connection with the Consent Decree, the Company is subject to a Compliance Schedule, under which the Company has improved its waste characterization procedures, upgraded one of its incinerators, and has upgraded its industrial sewer system.  The Company submitted a certification stating that it has completed the requirements of the Consent Decree in the fourth quarter of 2008, and received acknowledgement of completion from the EPA in the first quarter of 2010.  The Company is required to continue the sewer inspection program until the Decree is closed by the Court.  The Department of Justice has agreed to file a joint motion to the Court to terminate the Decree; this is expected to occur by the third quarter of 2010.  Costs associated with the sewer inspection program are not material.

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

Other Commitments and Contingencies

As of March 31, 2010, the Company had outstanding letters of credit of $133 million issued under the Amended Credit Agreement, as well as bank guarantees and letters of credit of $20 million and surety bonds in the amount of $25 million primarily to ensure the payment of possible casualty and workers’ compensation claims, environmental liabilities, legal contingencies, rental payments, and to support various customs, tax and trade activities.

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

NOTE 7:  GUARANTEES

The Company guarantees debt and other obligations of certain customers.  The debt and other obligations are primarily due to banks and leasing companies in connection with financing of customers’ purchases of equipment and product from the Company.  At March 31, 2010, the maximum potential amount of future payments (undiscounted) that the Company could be required to make under these customer-related guarantees was $54 million.  At March 31, 2010, the carrying amount of any liability related to these customer guarantees was not material.

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

Eastman Kodak Company (“EKC”) also guarantees potential indebtedness to banks and other third parties for some of its consolidated subsidiaries.  The maximum amount guaranteed is $301 million, and the outstanding amount for those guarantees is $278 million with $142 million recorded within the Short-term borrowings and current portion of long-term debt, and Long-term debt, net of current portion and $12 million recorded within the Other current liabilities and Other long-term liabilities components in the accompanying Consolidated Statement of Financial Position.  These guarantees expire in 2010 through 2019.  Pursuant to the terms of the Company's Amended Credit Agreement, obligations of the Borrowers to the Lenders under the Amended Credit Agreement, as well as secured agreements in an amount not to exceed $100 million, are guaranteed by the Company and the Company’s U.S. subsidiaries and included in the above amounts.

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

Warranty Costs

The Company has warranty obligations in connection with the sale of its products and equipment.  The original warranty period is generally one year or less.  The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale.  The Company estimates its warranty cost at the point of sale for a given product based on historical failure rates and related costs to repair.  The change in the Company's accrued warranty obligations balance, which is reflected in Other current liabilities in the accompanying Consolidated Statement of Financial Position, was as follows:

(in millions)

Accrued warranty obligations as of December 31, 2009	$61
Actual warranty experience during 2010	(21)
2010 warranty provisions	7
Accrued warranty obligations as of March 31, 2010	$47

The Company also offers its customers extended warranty arrangements that are generally one year, but may range from three months to three years after the original warranty period.  The Company provides repair services and routine maintenance under these arrangements.  The Company has not separated the extended warranty revenues and costs from the routine maintenance service revenues and costs, as it is not practicable to do so.  Therefore, these revenues and costs have been aggregated in the discussion that follows.  Costs incurred under these arrangements for the three months ended March 31, 2010 amounted to $44 million.  The change in the Company's deferred revenue balance in relation to these extended warranty and maintenance arrangements from December 31, 2009 to March 31, 2010, which is reflected in Other current liabilities in the accompanying Consolidated Statement of Financial Position, was as follows:

(in millions)

Deferred revenue on extended warranties as of December 31, 2009	$130
New extended warranty and maintenance arrangements in 2010	101
Recognition of extended warranty and maintenance arrangement revenue in 2010	(94)
Deferred revenue on extended warranties as of March 31, 2010	$137

NOTE 8:  RESTRUCTURING AND RATIONALIZATION LIABILITIES

The Company has engaged in restructuring programs in response to significant changes in the business and economic climates in which it operates. Recent restructuring programs included the 2004-2007 Program which was aimed at reducing and realigning our global workforce and assets in order to successfully negotiate the transformation from a traditional to a digital imaging company, and the 2009 Program which focused on additional cost reductions to more appropriately size the organization as a result of the economic downturn.  In addition, the Company recognizes the need to continually rationalize its workforce and streamline its operations in the face of ongoing business and economic changes.  As a result, there may be supplemental provisions for new initiatives, as well as changes in estimates to amounts previously recorded, as payments are made or actions are completed.  The actual charges for restructuring and ongoing rationalization initiatives are recorded in the period in which the Company commits to a formalized restructuring or ongoing rationalization plan, or executes the specific actions contemplated by the plans and all criteria for liability recognition under the applicable accounting guidance have been met.

Restructuring and Ongoing Rationalization Reserve Activity

The activity in the accrued balances and the non-cash charges and credits incurred in relation to restructuring initiatives and ongoing rationalization activities for the three months ended March 31, 2010 were as follows:

		Exit	Fixed Assets &
	Severance	Costs	Inventory	Accelerated
(in millions)	Reserve	Reserve	Write-downs	Depreciation	Total

Balance as of December 31, 2009	$68	$27	$-	$-	95

Q1 2010 charges	5	8	-	1	14
Q1 2010 utilization/cash payments	(32)	(5)	-	(1)	(38)
Q1 2010 other adjustments & reclasses (1)	(1)	-	-	-	(1)
Balance as of March 31, 2010	$40	$30	$-	$-	$70

(1)	The $(1) million reflects foreign currency translation adjustments.

The $14 million of charges for the first quarter of 2010 includes $1 million of charges for accelerated depreciation, which was reported in Cost of goods sold in the accompanying Consolidated Statement of Operations for the three months ended March 31, 2010.  The remaining costs incurred of $13 million were reported as Restructuring costs, rationalization and other in the accompanying Consolidated Statement of Operations for the three months ended March 31, 2010.  The severance and exit costs reserves require the outlay of cash, while long-lived asset impairments, accelerated depreciation and inventory write-downs represent non-cash items.

The severance costs related to the elimination of approximately 50 positions, administrative in nature.  The majority of these positions were located outside of the United States and Canada.

The charges of $14 million recorded in the first quarter of 2010 included $2 million applicable to FPEG, $1 million applicable to CDG, $8 million applicable to GCG, and $3 million that was applicable to manufacturing, research and development, and administrative functions, which are shared across all segments.

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

NOTE 9:  RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of the net periodic benefit cost for all major funded and unfunded U.S. and Non-U.S. defined benefit plans for the three months ended March 31 are as follows:

	Three Months Ended March 31,
(in millions)	2010		2009
	U.S.	Non-U.S.	U.S.	Non-U.S.
Major defined benefit plans:
Service cost	$12	$4	$13	$3
Interest cost	66	45	77	42
Expected return on plan assets	(120)	(53)	(118)	(47)
Amortization of:
Recognized net actuarial loss	1	8	1	2
Pension (income) expense before special termination benefits, curtailments, and settlements	(41)	4	(27)	-
Special termination benefits	-	1	36	-
Curtailment (gains) losses	-	(1)	1	-
Net pension (income) expense	(41)	4	10	-
Other plans including unfunded plans	-	3	-	(2)
Total net pension (income) expense from continuing operations	$(41)	$7	$10	$(2)

For the three months ended March 31, 2010 and 2009, $1 million and $36 million, respectively, of special termination benefits charges were incurred as a result of the Company's restructuring actions and, therefore, have been included in Restructuring costs, rationalization and other in the Consolidated Statement of Operations.  In addition, curtailment (gains) losses for the major funded and unfunded U.S. and Non-U.S. defined benefit plans totaling $(1) million and $1 million for the three months ended March 31, 2010 and 2009, respectively, were also incurred as a result of the Company’s restructuring actions and, therefore, have been included in Restructuring costs, rationalization and other in the Consolidated Statement of Operations for those respective periods.

The Company made contributions (funded plans) or paid benefits (unfunded plans) totaling approximately $12 million relating to its major U.S. and non-U.S. defined benefit pension plans in the first quarter of 2010.  The Company expects its contribution (funded plans) and benefit payment (unfunded plans) requirements for its major U.S. and non-U.S. defined benefit pension plans for the balance of 2010 to be approximately $117 million.

Postretirement benefit costs for the Company's U.S., United Kingdom and Canada postretirement benefit plans, which represent the Company's major postretirement plans, includes:

	Three Months Ended
	March 31,
(in millions)	2010	2009

Service cost	$-	$-
Interest cost	18	24
Amortization of:
Prior service credit	(19)	(17)
Recognized net actuarial loss	7	5
Total net postretirement benefit expense	$6	$12

The Company paid benefits totaling approximately $46 million relating to its U.S., United Kingdom and Canada postretirement benefit plans in the first quarter of 2010.  The Company expects to pay benefits of approximately $109 million for these postretirement plans for the balance of 2010.

Certain of the Company's retirement plans were remeasured during the first quarter of 2010.  The remeasurement of the funded status of those plans during the quarter increased the Company's recognized defined benefit and other postretirement benefit plan obligation by $183 million.

The Company reports the aggregate funded status of all overfunded defined benefit pension and other postretirement plans as an asset and reports the aggregate funded status of all under funded plans as a liability.  As of March 31, 2010 and December 31, 2009 the funded status of all overfunded plans was approximately $110 million and $147 million, respectively, which is reflected in Other long-term assets in the Company’s Consolidated Statement of Financial Position.  As of March 31, 2010 and December 31, 2009, the funded status of all underfunded plans was approximately $2.7 billion for both periods, which is reflected in Other current liabilities and Pension and other postretirement liabilities in the accompanying Consolidated Statement of Financial Position.  The measurement date used to determine the funded status of each of the Company’s pension and other postretirement benefits plans is December 31 unless certain remeasurement events occur.

The Kodak Retirement Income Plan (”KRIP”) is the major U.S. defined benefit pension plan.  During the fourth quarter of 2008, the Kodak Retirement Income Plan Committee (“KRIPCO,” the committee that oversees KRIP) approved a change to KRIP’s asset portfolio with the intention of re-assessing the asset allocation and completing a new asset and liability study in early 2009.  The Company originally assumed an 8.0% expected long-term rate of return on plan asset assumption (“EROA”) for 2009 based on the asset allocation at December 31, 2008.  During the first quarter of 2009, as intended, KRIPCO again approved a change in the asset allocation for the KRIP.  A new asset and liability study was completed and resulted in an 8.75% EROA.  As the KRIP was remeasured as of March 31, 2009, the Company’s long-term assumption for EROA for the remainder of 2009 was updated to reflect this change in asset allocation.  The Company’s EROA assumption for KRIP for 2010 is 8.75%.

NOTE 10:  EARNINGS PER SHARE

Basic earnings per share computations are based on the weighted-average number of shares of common stock outstanding during the year.  As a result of the net loss from continuing operations presented for the three months ended March 31, 2009, the Company calculated diluted earnings per share using weighted-average basic shares outstanding for the period, as utilizing diluted shares would be anti-dilutive to loss per share.  Weighted-average basic shares outstanding for the quarter ended March 31, 2009 were 268.2 million.

If the Company had reported earnings from continuing operations for the quarter ended March 31, 2009, no potential shares of the Company’s common stock from unvested share-based awards, including approximately 23 million outstanding employee stock options, would have been included in the computation of diluted earnings per share because their effects would have been anti-dilutive.

Diluted earnings per share calculations for the quarter ended March 31, 2010 reflect dilutive shares related to unvested share-based awards, warrants to purchase common shares, and the assumed conversion of outstanding convertible senior notes due 2033 and outstanding convertible senior notes due 2017.

The following table sets forth the computations of basic and diluted earnings from continuing operations per share of common stock for the three months ended March 31, 2010:

(in millions, except per share amounts)	Earnings (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS:
Earnings from continuing operations available to common stockholders	$119	268.3	$0.44

Effect of dilutive securities:
Warrants to purchase common shares	-	0.9
Unvested share-based awards	-	2.6
Convertible securities	10	54.4

Diluted EPS:
Adjusted earnings from continuing operations available to common stockholders and assumed issuances and conversions	$129	326.2	$0.40

For the three months ended March 31, 2010, the Company calculated diluted net earnings per share excluding the assumed conversion of outstanding options to purchase 18.5 million shares of the Company’s common stock.  These options were excluded in the computation of diluted net earnings per share because the effects would be anti-dilutive.

NOTE 11:  SHAREHOLDERS' EQUITY

The Company has 950 million shares of authorized common stock with a par value of $2.50 per share, of which 391 million shares had been issued as of March 31, 2010 and December 31, 2009.  Treasury stock at cost consisted of approximately 123 million shares as of March 31, 2010 and December 31, 2009.

Comprehensive Loss

	Three Months Ended March 31,
(in millions)	2010	2009

Net earnings (loss)	$119	$(353)
Realized and unrealized (loss) gain from hedging activity, net of tax and reclassifications	(3)	8
Currency translation adjustments	24	(35)
Pension and other postretirement benefit plan obligation activity, net of tax	(166)	51
Total comprehensive loss, net of tax	$(26)	$(329)

NOTE 12:  SEGMENT INFORMATION

Current Segment Reporting Structure

The Company has three reportable segments: Consumer Digital Imaging Group (“CDG”), Film, Photofinishing and Entertainment Group (“FPEG”), and Graphic Communications Group (“GCG”).  The balance of the Company's continuing operations, which individually and in the aggregate do not meet the criteria of a reportable segment, are reported in All Other.  A description of the segments is as follows.

Consumer Digital Imaging Group Segment (“CDG”):  CDG encompasses digital still and video cameras, digital devices such as picture frames, kiosks and related media, APEX drylab systems, consumer inkjet printing systems, Kodak Gallery products and services, and imaging sensors.  CDG also includes the licensing activities related to the Company's intellectual property in digital imaging products.

Film, Photofinishing and Entertainment Group Segment (“FPEG”):  FPEG encompasses consumer and professional film, one-time-use cameras, aerial and industrial film, and entertainment imaging products and services.   In addition, this segment also includes paper and output systems, and photofinishing services.  This segment provides consumers, professionals, cinematographers, and other entertainment imaging customers with film-related products and services.

Graphic Communications Group Segment (“GCG”): GCG serves a variety of customers in the creative, in-plant, data center, commercial printing, packaging, newspaper and digital service bureau market segments with a range of software, media and hardware products that provide customers with a variety of solutions for prepress equipment, workflow software, analog and digital printing, and document scanning.  Products and related services includeworkflow software and digital controllers; digital printing, which includes commercial inkjet and electrophotographic products, including equipment, consumables and service; prepress consumables; prepress equipment and packaging solutions; business solutions and consulting services; and document scanners.

All Other:  This category includes the results of the Company’s display business, up to the date of sale of assets of this business in the fourth quarter of 2009.

Segment financial information is shown below:

	Three Months Ended March 31,
(in millions)	2010	2009

Net sales from continuing operations:

Consumer Digital Imaging Group	$891	$369
Film, Photofinishing and Entertainment Group	431	503
Graphic Communications Group	611	603
All Other	-	2
Consolidated total	$1,933	$1,477

	Three Months Ended March 31,
(in millions)	2010	2009

Earnings (loss) from continuing operations before interest expense, other income (charges), net and income taxes:

Consumer Digital Imaging Group	$415	$(157)
Film, Photofinishing and Entertainment Group	16	8
Graphic Communications Group	(22)	(60)
All Other	(2)	(3)
Total of segments	407	(212)
Restructuring costs, rationalization and other	(14)	(116)
Other operating income (expenses), net	(4)	(3)
Legal contingencies and settlements	-	(5)
Loss on early extinguishment of debt, net	(102)	-
Interest expense	(38)	(25)
Other income (charges), net	(4)	(15)
Consolidated earnings (loss) from continuing operations before income taxes	$245	$(376)

(in millions)	As of March 31, 2010	As of December 31, 2009

Segment total assets:

Consumer Digital Imaging Group	$1,387	$1,203
Film, Photofinishing and Entertainment Group	1,920	1,992
Graphic Communications Group	1,642	1,737
Total of segments	4,949	4,932
Cash and marketable securities	1,525	2,031
Deferred income tax assets	704	728
Consolidated total assets	$7,178	$7,691

NOTE 13:  FINANCIAL INSTRUMENTS

The following table presents the carrying amounts, estimated fair values, and location in the Consolidated Statement of Financial Position for the Company’s financial instruments:

		Assets
(in millions)		March 31, 2010		December 31, 2009
	Balance Sheet Location	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Marketable securities:
Available-for-sale (1)	Other current assets and Other long-term assets	$20	$20	$7	$7
Held-to-maturity (2)	Other current assets and Other long-term assets	11	11	8	9

Derivatives designated as hedging instruments:
Commodity contracts (1)	Other current assets	2	2	1	1

Derivatives not designated as hedging instruments:
Foreign exchange contracts (1)	Other current assets	4	4	7	7

		Liabilities
(in millions)		March 31, 2010		December 31, 2009
	Balance Sheet Location	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Long-term borrowings, net of current portion (2)	Long-term debt, net of current portion	$1,229	$1,241	$1,129	$1,142

Derivatives not designated as hedging instruments:
Foreign exchange contracts (1)	Other current liabilities	3	3	11	11
Foreign exchange contracts (1)	Other long-term liabilities	2	2	6	6

(1)  Recorded at fair value.
(2)  Recorded at historical cost.

Long-term debt is generally used to finance long-term investments, while short-term borrowings (excluding the current portion of long-term debt) are used to meet working capital requirements.  The carrying value of the current portion of long-term debt approximates its fair value as of March 31, 2010 and December 31, 2009.  The Company does not utilize financial instruments for trading or other speculative purposes.

Fair value

The fair values of marketable securities are determined using quoted prices in active markets for identical assets (Level 1 fair value measurements).  Fair values of the Company’s forward contracts are determined using significant other observable inputs (Level 2 fair value measurements), and are based on the present value of expected future cash flows (an income approach valuation technique) considering the risks involved and using discount rates appropriate for the duration of the contracts.  Transfers between levels of the fair value hierarchy are recognized based on the actual date of the event or change in circumstances that caused the transfer.  There were no material transfers between levels of the fair value hierarchy during the three months ended March 31, 2010.

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

(in millions)	Three Months Ended
	March 31,
	2010	2009
Net loss	$11	$26

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

The Company’s financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments.  The Company manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties.  The Company has procedures to monitor the credit exposure amounts.  The maximum credit exposure at March 31, 2010 was not significant to the Company.

In the event of a default under the Company’s Amended Credit Agreement, or a default under any derivative contract or similar obligation of the Company, the derivative counterparties would have the right, although not the obligation, to require immediate settlement of some or all open derivative contracts at their then-current fair value, but with liability positions netted against asset positions with the same counterparty.  At March 31, 2010, the Company had open derivative contracts in liability positions with a total fair value of $5 million.

The location and amounts of gains and losses related to derivatives reported in the Consolidated Statement of Operations are shown in the following tables:

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI Into Cost of Goods Sold (Effective Portion)		Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(in millions)	For the three months ended March 31,		For the three months ended March 31,		For the three months ended March 31,
	2010	2009	2010	2009	2010	2009

Commodity contracts	$2	$10	$5	$(3)	$-	$-

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative
(in millions)		For the three months ended March 31,
		2010	2009

Foreign exchange contracts	Other income (charges), net	$4	$(4)

Foreign currency forward contracts

The Company’s foreign currency forward contracts used to hedge existing foreign currency denominated assets and liabilities are not designated as hedges, and are marked to market through net (loss) earnings at the same time that the exposed assets and liabilities are remeasured through net (loss) earnings (both in Other income (charges), net).  The notional amount of such contracts open at March 31, 2010 was approximately $783 million.  The majority of the contracts of this type held by the Company are denominated in euros and British pounds.

Additionally, the Company may enter into foreign currency forward contracts that are designated as cash flow hedges of exchange rate risk related to forecasted foreign currency denominated purchases, sales and intercompany sales.

Silver forward contracts

The Company enters into silver forward contracts that are designated as cash flow hedges of commodity price risk related to forecasted purchases of silver.  The value of the notional amounts of such contracts open at March 31, 2010 was $31 million.  Hedge gains and losses related to these silver forward contracts are reclassified into cost of goods sold as the related silver-containing products are sold to third parties.  These gains or losses transferred to cost of goods sold are generally offset by increased or decreased costs of silver purchased in the open market.  The amount of existing gains and losses at March 31, 2010 to be reclassified into earnings within the next 12 months is a net gain of $2 million.  At March 31, 2010, the Company had hedges of forecasted purchases through October 2010.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company’s key goals for 2010 are:
•	Improve segment earnings
•	Accelerate digital revenue growth
•	Continue to invest in new markets in need of transformation

•	Exploit benefits of operating leverage
•	Drive positive cash flow before restructuring

Despite continuing challenges in the global economy, the Company achieved improved profitability and cash flow in the first quarter of 2010 as compared with the prior year quarter, while realizing the benefits of a leaner cost structure and continuing to invest in innovative, higher-margin digital products.  For 2010, the Company will leverage its expanding portfolio of digital and traditional businesses, and will continue its focus on operational efficiency, to deliver on its revenue, earnings, and cash flow goals for the year.  The Company will continue to work with its suppliers to mitigate any impact of an industry-wide electronic components supply constraint on its full year digital revenue growth.  In addition, the Company is monitoring the impact of foreign exchange, particularly the euro which has weakened as compared with the U.S. dollar since year-end 2009, and is implementing operational counter-measures to mitigate any potential adverse impacts to revenues and earnings on the assumption that exchange rates could remain in the current range for some time.

The recessionary trends in the global economy that began in 2008 continued to affect the Company’s revenue in the first quarter of 2010.  While there have been some signs of recovery in the economy, particularly in Asia and other emerging markets, the level of business activity, as expected, has not returned to pre-recession levels.  However, the Company believes that the actions taken during 2009 have helped to mitigate the impacts to its results in the first quarter of 2010 and position it well for the future as the global economy continues to rebound.  The demand for the Company’s consumer products is largely discretionary in nature, and sales and earnings of the Company’s consumer businesses are linked to the timing of holidays, vacations, and other leisure or gifting seasons.  Continued weakness in consumer spending has resulted in price pressures, which have had an impact in the Company’s Digital Capture and Devices business in the CDG segment.  For the first quarter of 2010 as compared with the prior year quarter, this decline was more than offset by a nonrecurring intellectual property transaction within CDG.  In the GCG segment, economic weakness continued to affect revenues, while productivity improvements and favorable foreign exchange impacts resulted in improved profitability for the segment.  Sales within the FPEG segment decreased in the first quarter of 2010 as compared with the prior year quarter, reflecting continued secular declines.

In the first quarter of 2010, the Company issued $500 million of 9.75% senior secured notes due March 1, 2018.  The net proceeds of this issuance were used to repurchase all of the 10.5% senior secured notes due 2017 ($300 million) and to fund the tender of $200 million of the Company’s 7.25% senior notes due 2013.  These financing transactions provide the Company with increased financial flexibility resulting from extended maturity dates.  The next significant debt maturity is in 2013, and the majority of the Company’s debt is due in 2017 and beyond.

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law in the United States.  This legislation extends health care coverage to many uninsured individuals and expands coverage to those already insured.  The Company is continuing to assess the potential impacts that this legislation may have on future results of operations, cash flows or financial position related to our health care benefits and postretirement health care obligations.  One provision that will impact certain companies significantly is the change in the tax deductibility of the Medicare Part D subsidy available from the U.S. Government to companies that provide qualifying prescription drug coverage to retirees.  This provision does not impact the Company as it does not receive this subsidy.

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

Consumer Digital Imaging Group Segment (“CDG”):  This segment provides a full range of digital imaging products and service offerings to consumers.  CDG encompasses the following SPGs.  Products and services included within each SPG are identified below.

Digital Capture and Devices includes digital still and pocket video cameras, digital picture frames, and imaging essentials, branded license products, imaging sensors and licensing activities related to the Company’s intellectual property in digital imaging products.

Consumer Inkjet Systems includes consumer inkjet printers and related ink and media consumables.

Retail Systems Solutions includes kiosks and related media and APEX drylab systems.

Consumer Imaging Services includes Kodak Gallery products and photo sharing services.

Film, Photofinishing and Entertainment Group Segment (“FPEG”):  This segment provides consumers, professionals, cinematographers, and other entertainment imaging customers with film-related products and services.  FPEG encompasses the following SPGs.  Products and services included within each SPG are identified below.

Film Capture includes consumer and professional film and one-time-use cameras.

Traditional Photofinishing includes paper and output systems and photofinishing services.

Entertainment Imaging includes entertainment imaging products and services.

Industrial Films includes aerial and industrial film products and components sales.

Graphic Communications Group Segment (“GCG”): GCG serves a variety of customers in the creative, in-plant, data center, commercial printing, packaging, newspaper and digital service bureau market segments with a range of software, media and hardware products that provide customers with a variety of solutions for prepress equipment, workflow software, analog and digital printing, and document scanning.  GCG encompasses the following SPGs.  Products and services included within each SPG are identified below.

Prepress Solutions includes digital and traditional prepress equipment, consumables including plates, chemistry and media, related services, and packaging solutions.

Digital Printing Solutions includes high-speed, high-volume commercial inkjet, and color and black-and-white electrophotographic printing equipment and related consumables and services.

Business Services and Solutions includesworkflow software and digital controllers, document scanning products and services and related maintenance offerings.  Also included in this SPG are the activities related to the Company’s business solutions and consulting services.

All Other:  This category includes the results of the Company’s display business, up to the date of sale of assets of this business in the fourth quarter of 2009.

Net Sales from Continuing Operations by Reportable Segment and All Other

	Three Months Ended March 31,
(dollars in millions)			%	Foreign Currency
	2010	2009	Change	Impact*
Consumer Digital Imaging Group
Inside the U.S.	$717	$194	+270%	0%
Outside the U.S.	174	175	-1	+5
Total Consumer Digital Imaging Group	891	369	+141	+2

Film, Photofinishing and Entertainment Group
Inside the U.S.	98	123	-20	0
Outside the U.S.	333	380	-12	+4
Total Film, Photofinishing and Entertainment Group	431	503	-14	+3

Graphic Communications Group
Inside the U.S.	182	198	-8	0
Outside the U.S.	429	405	+6	+6
Total Graphic Communications Group	611	603	+1	+4

All Other
Inside the U.S.	-	3	-	-
Outside the U.S.	-	(1)	-	-
Total All Other	-	2	-	-

Consolidated
Inside the U.S.	997	518	+92	0
Outside the U.S.	936	959	-2	+5
Consolidated Total	$1,933	$1,477	+31%	+3%

*	Represents the percentage point change in segment net sales for the period that is attributable to foreign currency fluctuations

Earnings (Loss) from Continuing Operations Before Interest Expense, Other Income (Charges), Net and Income Taxes by Reportable Segment and All Other

	Three Months Ended March 31,
(dollars in millions)	2010	2009	Change

Consumer Digital Imaging Group	$415	$(157)	+364%
Film, Photofinishing and Entertainment Group	16	8	+100%
Graphic Communications Group	(22)	(60)	+63%
All Other	(2)	(3)	+33%
Total of segments	$407	$(212)	+292%
Percent of Sales	21%	(14)%

Restructuring costs, rationalization and other	(14)	(116)
Other operating income (expenses), net	(4)	(3)
Legal contingencies and settlements	-	(5)
Loss on early extinguishment of debt, net	(102)	-
Interest expense	(38)	(25)
Other income (charges), net	(4)	(15)
Consolidated earnings (loss) from continuing operations before income taxes	$245	$(376)	+165%

2010 COMPARED WITH 2009

First Quarter

RESULTS OF OPERATIONS – CONTINUING OPERATIONS

CONSOLIDATED

(dollars in millions)	Three Months Ended
	March 31,
	2010	% of Sales	2009	% of Sales	Increase / (Decrease)	% Change

Net sales	$1,933		$1,477		$456	31%
Cost of goods sold	1,138		1,283		(145)	-11%
Gross profit	795	41.1%	194	13.1%	601	310%
Selling, general and administrative expenses	310	16%	313	21%	(3)	-1%
Research and development costs	79	4%	105	7%	(26)	-25%
Restructuring costs, rationalization and other	13		109		(96)	-88%
Other operating (income) expenses, net	4		3		1	33%
Earnings (loss) from continuing operations before interest expense, other income (charges), net and income taxes	389	20%	(336)	-23%	725	216%
Interest expense	38		25		13	52%
Loss on early extinguishment of debt, net	102		-		102
Other income (charges), net	(4)		(15)		11	73%
Earnings (loss) from continuing operations before income taxes	245		(376)		621	165%
Provision (benefit) for income taxes	126		(16)		142	888%
Earnings (loss) from continuing operations	119	6%	(360)	-24%	479	133%
Earnings from discontinued operations, net of income taxes	-		7		(7)	-100%
NET EARNINGS (LOSS) ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$119		$(353)		$472	134%

	Three Months Ended
	March 31,		Percent Change vs. 2009
	2010 Amount	Change vs. 2009	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net sales	$1,933	30.9%	-5.2%	32.8%	3.3%	n/a

Gross profit margin	41.1%	28.0pp	n/a	22.1pp	0.6pp	5.3pp

Revenues

For the three months ended March 31, 2010, net sales increased significantly compared with the same period in 2009 primarily due to an increase in intellectual property royalty revenues within Digital Capture and Devices, partially offset by lower volumes driven by the secular declines in the FPEG segment.

Gross Profit

Gross profit increased significantly in the first quarter of 2010 in dollars and as a percentage of sales, primarily due to increased intellectual property royalty revenues as discussed below.  The gross profit increase was also driven by cost improvements within the CDG and GCG segments.

Included in gross profit for the quarter is $550 million resulting from a non-recurring intellectual property licensing agreement, previously disclosed in the Company’s 2009 Form 10-K, that became effective in February 2010.  The license provided for a $100 million deposit paid in December 2009 and calls for payments totaling $450 million throughout 2010, which will be reduced by applicable withholding taxes.  Of this amount, approximately $112 million (before applicable withholding taxes) was received by the Company in the current quarter. The Company expects to secure future licensing arrangements, the timing and amounts of which are difficult to predict.  These types of arrangements provide the Company with a return on portions of its research and development investments.

Selling, General and Administrative Expenses

The decrease in consolidated selling, general and administrative expenses (SG&A) was a result of company-wide cost reduction actions completed in 2009, offset by unfavorable foreign exchange and intellectual property litigation costs.

Research and Development Costs

The decrease in consolidated research and development (R&D) costs was a result of focused cost reduction efforts.

Restructuring Costs, Rationalization and Other

These costs, as well as the restructuring and rationalization-related costs reported in cost of goods sold, are discussed under "RESTRUCTURING COSTS, RATIONALIZATION AND OTHER" section.

Interest Expense

The increase in interest expense for the first quarter of 2010 as compared with the prior year quarter was primarily attributable to higher weighted-average effective interest rates on the Company’s outstanding debt, resulting from the refinancing of a portion of the Company’s debt portfolio in the third quarter of 2009.

Loss on Early Extinguishment of Debt, Net

On March 5, 2010, the Company issued $500 million of aggregate principal amount of 9.75% senior secured notes due March 1, 2018.  The net proceeds of this issuance were used to repurchase all of the $300 million of 10.5% senior secured notes due 2017 previously issued to KKR (the “KKR Notes”) and $200 million of 7.25% senior notes due 2013 (collectively, the “Notes”).  The Company recognized a net loss of $102 million on the early extinguishment of the Notes in the first quarter of 2010, representing the difference between the carrying values of the Notes and the costs to repurchase.  This difference between the carrying values and costs to repurchase was primarily due to the original allocation of the proceeds received from the issuance of the KKR Notes to Additional paid-in-capital for the value of the detachable warrants issued to the holders of the KKR Notes.

Income Tax Provision (Benefit)

(dollars in millions)	Three Months Ended
	March 31,
	2010	2009
Earnings (loss) from continuing operations before income taxes	$245	$(376)
Provision (benefit) for income taxes	$126	$(16)
Effective tax rate	51.4%	4.3%

The change in the Company’s effective tax rate from continuing operations is primarily attributable to: (1) withholding taxes related to a non-recurring licensing agreement entered into in the current quarter, (2) losses generated in the U.S. and in certain jurisdictions outside the U.S., that were not benefited due to management’s conclusion that it was not more likely than not that the tax benefits would be realized, (3) additional valuation allowances that were recorded during 2009, and (4) the mix of earnings from operations in certain lower-taxed jurisdictions outside the U.S.

CONSUMER DIGITAL IMAGING GROUP

(dollars in millions)	Three Months Ended
	March 31,
	2010	% of Sales	2009	% of Sales	Increase / (Decrease)	% Change

Net sales	$891		$369		$522	141%
Cost of goods sold	326		382		(56)	-15%
Gross profit	565	63.4%	(13)	-3.5%	578	4446%
Selling, general and administrative expenses	117	13%	103	28%	14	14%
Research and development costs	33	4%	41	11%	(8)	-20%
Earnings (loss) from continuing operations before interest expense, other income (charges), net and income taxes	$415	47%	$(157)	-43%	$572	364%

	Three Months Ended
	March 31,		Percent Change vs. 2009
	2010 Amount	Change vs. 2009	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net sales	$891	141.5%	-0.9%	140.5%	1.9%	n/a

Gross profit margin	63.4%	66.9pp	n/a	59.4pp	0.2pp	7.3pp

Revenues

CDG’s first quarter performance reflects the benefit of a non-recurring intellectual property royalty arrangement and continued weakness in consumer discretionary spending.  The demand for many of the consumer products within the CDG portfolio is discretionary in nature and consumer discretionary spending remains weak.

Net sales of Digital Capture and Devices increased 231% in the first quarter of 2010 as compared with the prior year quarter, primarily reflecting higher intellectual property royalties (see gross profit discussion below) and volume improvements in image sensors, partially offset by unfavorable price/mix and lower volumes in digital still cameras.

Net sales of Consumer Inkjet Systems increased 17%, reflecting volume increases in both consumables and printers.  These increases were partially offset by unfavorable price/mix in printers.  The volume increases experienced by the Company outpaced the consumer printing industry, which management believes are reflective of favorable consumer response to the Company’s unique value proposition.

Net sales of Retail Systems Solutions decreased 4% in the first quarter of 2010, driven by lower media volumes in the U.S., partially offset by favorable foreign exchange and media volume increases outside the U.S. due to increased demand.

Gross Profit

The significant increase in gross profit both in dollars and as a percentage of sales for CDG is primarily attributable to the increase in intellectual property royalties included in price/mix within Digital Capture and Devices, and significantly lower product cost in Consumer Inkjet Systems and Digital Capture and Devices in the first quarter of 2010.  Partially offsetting these increases were unfavorable price/mix for digital cameras within components of Digital Capture and Devices, and the impact of printer sales volume increases within Consumer Inkjet Systems as the Company continues its investment in printer placements.

Included in gross profit for the quarter is $550 million resulting from a non-recurring intellectual property licensing agreement, previously disclosed in the Company’s 2009 Form 10-K, that became effective in February 2010.  The license provided for a $100 million deposit paid in December 2009 and calls for payments totaling $450 million throughout 2010, which will be reduced by applicable withholding taxes.  Of this amount, approximately $112 million (before applicable withholding taxes) was received by the Company in the current quarter. The Company expects to secure future licensing arrangements, the timing and amounts of which are difficult to predict.  These types of arrangements provide the Company with a return on portions of research and development investments.

Selling, General and Administrative Expenses

The increase in SG&A expenses for CDG was primarily driven by intellectual property litigation costs and increased advertising costs as compared with the prior year quarter.

Research and Development Costs

The decrease in R&D costs for CDG was primarily attributable to lower spending related to portfolio rationalization and focused spending efforts across the segment.

FILM, PHOTOFINISHING AND ENTERTAINMENT GROUP

(dollars in millions)	Three Months Ended
	March 31,
	2010	% of Sales	2009	% of Sales	Increase / (Decrease)	% Change

Net sales	$431		$503		$(72)	-14%
Cost of goods sold	355		414		(59)	-14%
Gross profit	76	17.6%	89	17.7%	(13)	-15%
Selling, general and administrative expenses	54	13%	72	14%	(18)	-25%
Research and development costs	6	1%	9	2%	(3)	-33%
Earnings from continuing operations before interest expense, other income (charges), net and income taxes	$16	4%	$8	2%	$8	100%

	Three Months Ended
	March 31,		Percent Change vs. 2009
	2010 Amount	Change vs. 2009	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net sales	$431	-14.3%	-16.2%	-1.1%	3.0%	n/a

Gross profit margin	17.6%	-0.1pp	n/a	-0.3pp	2.0pp	-1.8pp

Revenues

The decrease in net sales for FPEG was primarily driven by volume declines across all SPGs within the segment, and the discontinuation of graphics film and closure of Qualex central lab operations in the U.S. and Canada in 2009, partially offset by favorable foreign exchange.

Traditional Photofinishing sales decreased 13% from the prior year quarter, driven by volume declines primarily resulting from the previously announced closure of the Qualex central lab operations in the U.S. and Canada at the end of March 2009, partially offset by favorable foreign exchange.

Net sales of Film Capture decreased 21% in the three months ended March 31, 2010 as compared with the first quarter of 2009 due to secular declines in the industry.

Net worldwide sales for Entertainment Imaging decreased 10% compared with the prior year period, primarily reflecting volume declines and unfavorable price/mix.  The lower volumes are due to the impact of the economic climate on film makers, resulting in lower film production and the use of digital technology, as expected, as well as a reduction in the number of movies released for wide distribution.  Partially offsetting these declines was the favorable impact of foreign exchange.

Gross Profit

The decrease in FPEG gross profit in dollars and as a percentage of sales was primarily driven by lower sales volumes as mentioned above, as well as unfavorable price/mix within Entertainment Imaging and increased manufacturing and other costs driven by higher costs of silver.  These decreases were partially offset by favorable price/mix within Traditional Photofinishing due primarily to the closure of the Qualex central lab operations in the U.S. and Canada at the end of March 2009, as well as favorable foreign exchange.

Selling, General and Administrative Expenses

The decline in SG&A expenses for FPEG was attributable to focused cost reduction actions completed during 2009 that have resulted in lower SG&A expenses in 2010.

GRAPHIC COMMUNICATIONS GROUP

(dollars in millions)	Three Months Ended
	March 31,
	2010	% of Sales	2009	% of Sales	Increase / (Decrease)	% Change

Net sales	$611		$603		$8	1%
Cost of goods sold	456		476		(20)	-4%
Gross profit	155	25.4%	127	21.1%	28	22%
Selling, general and administrative expenses	139	23%	136	23%	3	2%
Research and development costs	38	6%	51	8%	(13)	-25%
Loss from continuing operations before interest expense, other income (charges), net and income taxes	$(22)	-4%	$(60)	-10%	$38	63%

	Three Months Ended
	March 31,		Percent Change vs. 2009
	2010 Amount	Change vs. 2009	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net sales	$611	1.3%	1.2%	-4.2%	4.3%	n/a

Gross profit margin	25.4%	4.3pp	n/a	-2.6pp	1.1pp	5.8pp

Revenues

The increase in GCG net sales for the quarter was largely driven by volume improvements within Prepress Solutions, and the favorable impacts of foreign exchange across all SPGs, partially offset by unfavorable price/mix, primarily within Prepress Solutions.

Net sales of Prepress Solutions increased slightly for the quarter, primarily driven by volume improvements in digital plates and favorable foreign exchange, almost entirely offset by unfavorable price/mix of digital plates and analog plates.

Net sales of Digital Printing Solutions increased 1% due to favorable foreign exchange, partially offset by unfavorable price/mix driven by black and white electrophotographic equipment.  This was partially offset by favorable price/mix attributable to commercial inkjet equipment, driven by continued placements of VL systems and Prosper S10 printheads.

Net sales of Business Service and Solutions increased 4%, driven by the favorable impacts of foreign exchange and increased volumes of business process services, partially offset by volume declines in scanning products and services.  The volume declines were largely attributable to decreased customer demand for scanning products and services associated with delays in upgrades of scanning capacity, partially offset by sales stemming from the acquisition of the scanner division of BÖWE BELL + HOWELL, which closed in the third quarter of 2009.

Gross Profit

The increase in gross profit, both in dollars and as a percentage of sales, was driven by reduced manufacturing costs due to lower aluminum costs and increased productivity, primarily within Prepress Solutions and Digital Printing Solutions, and favorable foreign exchange across all SPGs.  These contributions to gross profit were partially offset by unfavorable price/mix within Prepress Solutions.

Research and Development Costs

The decrease in R&D costs for GCG was driven by an overall rationalization and refocusing of research and development spending in the segment.

RESTRUCTURING COSTS, RATIONALIZATION AND OTHER

The Company has engaged in restructuring programs in response to significant changes in the business and economic climates in which it operates. Recent restructuring programs included the 2004-2007 Program which was aimed at reducing and realigning our global workforce and assets in order to successfully negotiate the transformation from a traditional to a digital imaging company, and the 2009 Program which focused on additional cost reductions to more appropriately size the organization as a result of the economic downturn.  In addition, the Company recognizes the need to continually rationalize its workforce and streamline its operations in the face of ongoing business and economic changes.  As a result, there may be supplemental provisions for new initiatives, as well as changes in estimates to amounts previously recorded, as payments are made or actions are completed.

The Company recorded $14 million of charges, including $1 million of charges for accelerated depreciation, which was reported in Cost of goods sold in the accompanying Consolidated Statement of Operations for the three months ended March 31, 2010.  The remaining costs incurred of $13 million were reported as Restructuring costs, rationalization and other in the accompanying Consolidated Statement of Operations for the three months ended March 31, 2010.  The severance and exit costs reserves require the outlay of cash, while long-lived asset impairments, accelerated depreciation and inventory write-downs represent non-cash items.

During the three months ended March 31, 2010, the Company made cash payments of approximately $37 million, related to restructuring and rationalization.

The charges of $14 million recorded in the three months ended March 31, 2010 included $2 million applicable to FPEG, $1 million applicable to CDG, $8 million applicable to GCG, and $3 million that was applicable to manufacturing, research and development, and administrative functions, which are shared across all segments.

The restructuring actions implemented in the first quarter of 2010 are expected to generate future annual cash savings of approximately $5 million, primarily as a reduction in SG&A expenses.  The Company began realizing these savings in the first quarter of 2010, and expects the savings to be fully realized by the end of the third quarter of 2010 as most of the actions and severance payouts are completed.

In connection with the 2009 Program, for the three months ended March 31, 2009, the Company recorded $116 million of charges, including $4 million of charges for accelerated depreciation and $3 million of charges for inventory write-downs, which were reported in Cost of goods sold in the accompanying Consolidated Statement of Operations.  The remaining costs incurred, net of reversals, of $109 million were reported as Restructuring costs, rationalization and other in the accompanying Consolidated Statement of Operations for the three months ended March 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Activity
	Three Months Ended
(in millions)	March 31,
	2010	2009	Change
Cash flows from operating activities:
Net cash used in operating activities	$(471)	$(781)	$310

Cash flows from investing activities:
Net cash used in investing activities	(38)	(25)	(13)

Cash flows from financing activities:
Net cash used in financing activities	(13)	(13)	-

Effect of exchange rate changes on cash	(2)	(17)	15

Net decrease in cash and cash equivalents	$(524)	$(836)	$312

Operating Activities

Net cash used in operating activities decreased $310 million for the three months ended March 31, 2010 as compared with the corresponding period in 2009, due primarily to improvements in working capital (excluding the increase in miscellaneous receivables of $338 million related to revenue recognized in the current quarter on a non-recurring intellectual property arrangement), primarily in the area of trade accounts payable.  Net cash received in the first quarter of 2010 for non-recurring license agreements was approximately the same as the cash received in the corresponding period in 2009.  The combination of these and other factors led to the use of cash in operating activities in the current quarter of $471 million, as compared with cash used on the same basis of $781 million in the prior year quarter.

Investing Activities

Net cash used in investing activities increased $13 million for the three months ended March 31, 2010 as compared with the corresponding period in 2009, due primarily to increased purchases of marketable securities.

Financing Activities

Net cash used in financing activities was $13 million for the three months ended March 31, 2010 and the corresponding period in 2009.  Refer to discussion below for more details on current quarter financing activities.

Sources of Liquidity

The Company believes that its current cash balance, combined with cash flows from operating activities and proceeds from sales of businesses and assets, will be sufficient to meet its anticipated needs, including working capital, capital investments, scheduled debt repayments, restructuring payments, and employee benefit plan payments or required plan contributions.  If the global economic weakness trends continue for a greater period of time than anticipated, or worsen, it could impact the Company’s profitability and related cash generation capability and therefore, affect the Company’s ability to meet its anticipated cash needs.  In addition to its existing cash balance, the Company has financing arrangements, as described in more detail below under “Credit Facilities and Other Banking Arrangements,” to facilitate unplanned timing differences between required expenditures and cash generated from operations or for unforeseen shortfalls in cash flows from operating activities.  The Company has not found it necessary to borrow against its revolving asset-based lending facility.

Refer to Note 4, “Short-Term Borrowings and Long-Term Debt,” in the Notes to Financial Statements for further discussion of sources of liquidity, presentation of long-term debt, related maturities and interest rates as of March 31, 2010 and December 31, 2009.

Issuance of Senior Secured Notes due 2018

On March 5, 2010, the Company issued $500 million of aggregate principal amount of 9.75% senior secured notes due March 1, 2018 (the “2018 Senior Secured Notes”).  The Company will pay interest at an annual rate of 9.75% of the principal amount at issuance, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2010.

Upon issuance of the 2018 Senior Secured Notes, the Company received net proceeds of approximately $490 million ($500 million aggregate principal less $10 million stated discount).  The proceeds were used to repurchase all of the Senior Secured Notes due 2017 and to fund the tender of $200 million of the 7.25% Senior Notes due 2013.

The Indenture contains covenants limiting, among other things, the Company’s ability and the ability of the Company’s restricted subsidiaries (as defined in the Indenture) to (subject to certain exceptions and qualifications): incur additional debt or issue certain preferred stock; pay dividends or make distributions in respect of capital stock or make other restricted payments; make principal payments on, or purchase or redeem subordinated indebtedness prior to any scheduled principal payment or maturity; make certain investments; sell certain assets; create liens on assets; consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s and its subsidiaries’ assets; enter into certain transactions with affiliates; and designate the Company’s subsidiaries as unrestricted subsidiaries.  The Company was in compliance with these covenants as of March 31, 2010.

Refer to Note 4, “Short-Term Borrowings and Long-Term Debt,” in the Notes to Financial Statements for redemption provisions, guarantees, events of default, and subordination and ranking of the 2018 Senior Secured Notes.

Repurchase of Senior Secured Notes due 2017

On February 24, 2010, the Company entered into an agreement with affiliates of Kohlberg, Kravis Roberts & Co. L.P. (“KKR”) to repurchase all $300 million aggregate principal amount of the Company’s 10.5% Senior Secured Notes due 2017 previously issued to KKR (the “KKR Notes”).

On March 5, 2010, the Company completed the private placement of the 2018 Senior Secured Notes and the repurchase of the KKR Notes.  KKR received cash equal to 100% of the principal amount plus accrued and unpaid interest.  The repurchase of the KKR Notes resulted in a loss on early debt extinguishment of $111 million, which is reported in Loss on early extinguishment of debt, net in the Statement of Operations for the three months ended March 31, 2010.  This loss was primarily the result of the principal repayment of $300 million exceeding the carrying value of approximately $195 million as of the repurchase date.

Repurchase of Senior Notes due 2013

On March 10, 2010, the Company accepted for purchase $200 million aggregate principal amount of Senior Notes due 2013 (the “2013 Notes”) pursuant to the terms of a tender offer that commenced on February 3, 2010.  Holders who validly tendered their 2013 Notes received cash equal to approximately 95% of the principal amount of the 2013 Notes accepted in the tender offer plus accrued and unpaid interest.

The repurchase of the 2013 Notes resulted in a gain on early debt extinguishment of approximately $9 million, reported in Loss on early extinguishment of debt, net in the Statement of Operations for the three months ended March 31, 2010.  The gain was a result of the principal repayment of approximately $190 million being less than the carrying value of the repurchased debt of $200 million.  $300 million of the 2013 Notes remain outstanding as of March 31, 2010.

Credit Facilities and Other Banking Arrangements

The Company has a revolving asset-based lending facility (the “Amended Credit Agreement”) that provides for a maximum borrowing availability of up to $500 million.  Advances under the Amended Credit Agreement are available based on the Company’s respective borrowing base from time to time.  The borrowing base is calculated based on designated percentages of eligible accounts receivable, inventory, machinery and equipment and, once mortgages are recorded, certain real property, subject to applicable reserves.  As of March 31, 2010, based on this borrowing base calculation and after deducting the face amount of letters of credit outstanding and collateral to secure other banking arrangements, the Company had $172 million available to borrow under the Amended Credit Agreement.  As of March 31, 2010, the Company had no debt for borrowed money outstanding under the Amended Credit Agreement.

In addition to the Amended Credit Agreement, the Company has other committed and uncommitted lines of credit as of March 31, 2010 totaling $10 million and $134 million, respectively.  These lines primarily support operational and borrowing needs of the Company’s subsidiaries, which include term loans, overdraft coverage, revolving credit lines, letters of credit, bank guarantees and vendor financing programs.  Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market conditions.  As of March 31, 2010, usage under these lines was approximately $42 million, all of which were supporting non-debt related obligations.

In addition to the lines of credit noted above, there were bank guarantees and letters of credit of $20 million and surety bonds of $25 million outstanding under other banking arrangements primarily to ensure payment of possible casualty and workers’ compensation claims, environmental liabilities, legal contingencies, rental payments, and to support various customs and trade activities.

Refer to Note 4, “Short-Term Borrowings and Long-Term Debt,” in the Notes to Financial Statements for additional information about the Company’s credit facilities and other banking arrangements.

Credit Quality

Moody's and S&P's ratings for the Company, including their outlooks, as of the filing date of this Form 10-Q are as follows:

			Senior		Most
	Corporate	Secured	Unsecured		Recent
	Rating	Rating	Rating	Outlook	Update

Moody's	B3	Ba3	Caa1	Stable	February 24, 2010
S&P	B-	B-	CCC	Stable	February 24, 2010

On February 24, 2010, Moody’s issued a rating of Ba3 on the Company’s $500 million 9.75% Senior Secured Notes due 2018.

On February 24, 2010, S&P issued a rating of B- on the Company’s $500 million 9.75% Senior Secured Notes due 2018.

The Company does not have any rating downgrade triggers that would accelerate the maturity dates of its debt.  However, the Company could be required to increase the dollar amount of its letters of credit or provide other financial support up to an additional $38 million at the current credit ratings.  As of the filing date of this Form 10-Q, the Company has not been requested to materially increase its letters of credit or other financial support.  Downgrades in the Company’s credit rating or disruptions in the capital markets could impact borrowing costs and the nature of its funding alternatives.

Other

Refer to Note 6, “Commitments and Contingencies” in the Notes to Financial Statements for discussion regarding the Company’s undiscounted liabilities for environmental remediation costs, and other commitments and contingencies including legal matters.

Recently Issued Accounting Pronouncements

See Note 1, “Basis of Presentation,” in the Notes to Financial Statements in Item 1.

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this report may be forward-looking in nature, or "forward-looking statements" as defined in the United States Private Securities Litigation Reform Act of 1995.  For example, references to the Company's expectations regarding the following are forward-looking statements: revenue; revenue growth; cost of goods sold; gross margins; selling, general and administrative expenses; research and development costs; savings from restructuring and rationalization; earnings; cash generation; increased demand for our products, including commercial inkjet, consumer inkjet, workflow software and digital packaging printing solutions; new product introductions; electronic component supplies; potential currency exchange counter-measures; potential revenue, cash and earnings from intellectual property licensing; liquidity; debt; and benefit costs.

Actual results may differ from those expressed or implied in forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the risks, uncertainties, assumptions and factors specified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and Quarterly Reports on Form 10-Q for the quarter ended March 31, 2010 under the headings "Risk Factors,"  "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Cautionary Statement Pursuant to Safe Harbor Provisions the Private Litigation Reform Act of 1995" and in other filings the Company makes with the SEC from time to time. The Company cautions readers to carefully consider such factors. Many of these factors are beyond the Company’s control. In addition, any forward-looking statements represent the Company’s estimates only as of the date they are made, and should not be relied upon as representing the Company’s estimates as of any subsequent date. While the Company may elect to update forward-looking statements at some point in the future, the Company specifically disclaims any obligation to do so, even if its estimates change.

Any forward-looking statements in this report should be evaluated in light of the factors and uncertainties referenced above and should not be unduly relied upon.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk

Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for a complete discussion of the Company's market risk.  There have been no material changes in the current year regarding this market risk information.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  The Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  The Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

On November 20, 2008, Research in Motion Ltd. and Research in Motion Corp. (collectively “RIM”) filed a declaratory judgment action against the Company in Federal District Court in Dallas, Texas.  The suit seeks to invalidate certain Company patents related to digital camera technology and software object linking, and seeks a determination that RIM handheld devices do not infringe such patents.  On February 17, 2009, the Company filed its answer and counterclaims for infringement of each of these same patents.  A Markman hearing was held on March 23, 2010.  The Company intends to vigorously defend itself.

On January 14, 2010 the Company filed a complaint with the ITC against Apple Inc. and Research in Motion Limited (RIM) for infringement of patents related to digital camera technology.  The Company is seeking a limited exclusion order preventing importation of infringing devices including iPHONES and camera enabled BLACKBERRY devices.  On February 16, 2010, the ITC ordered that an investigation be instituted to determine whether importation or sale of the accused Apple and RIM devices constitutes violation of the Tariff Act of 1930.  A hearing has been scheduled for September 1, 2010.

On January 14, 2010 the Company filed two suits against Apple Inc. in the Federal District Court in Rochester, New York claiming infringement of patents related to digital cameras and certain computer processes.  The Company is seeking unspecified damages and other relief.  The case related to digital cameras has been stayed pending the ITC action referenced above.  On April 15, 2010, Apple Inc. filed a counterclaim against Kodak claiming infringement of patents related to digital cameras and all-in-one printers.  The Company intends to vigorously defend itself.

On April 15, 2010, Apple Inc. filed a complaint in the ITC against Kodak asserting infringement of patents related to digital cameras.  Apple is seeking a limited exclusion order preventing importation of infringing devices.  On April 15, 2010 Apple also filed in Federal District Court in the Northern District of California a complaint asserting infringement of the same patents asserted in the ITC.  The Company intends to vigorously defend itself.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Refer to Note 4, "Short-Term Borrowings and Long-Term Debt" in the Notes to Financial Statements in Part I, Item 1 of this report for information on working capital restrictions and limitations on the Company's ability to pay dividends under its debt agreements.

Item 6.  Exhibits

(a)  Exhibits required as part of this report are listed in the index appearing on page 42.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EASTMAN KODAK COMPANY
(Registrant)

Date:April 29, 2010                                    /s/ Eric Samuels
Eric Samuels
Chief Accounting Officer and Corporate Controller

Eastman Kodak Company and Subsidiary Companies
Index to Exhibits

Exhibit:	Where Exhibit may be found:

(3.1) Certificate of Incorporation, as amended and restated May 11, 2005.	Filed as an Exhibit to Form 10-Q for the quarterly period ended June 30, 2005, Exhibit 3.
(3.2) By-laws, as amended and restated February 24, 2009.	Filed as an Exhibit to Form 8-K for the date February 24, 2009, as filed on March 3, 2009, Exhibit 3.2.
(4.1) Indenture, dated as of March 5, 2010, by and among the Company, the Subsidiary Guarantors and The Bank of New York Mellon, as trustee.	Filed as an Exhibit to Form 8-K for the date March 5, 2010, as filed on March 10, 2010, Exhibit 4.1.
(4.9 a) Amendment No. 1 to the Security Agreement, dated October 18, 2005, amended and restated as of March 31, 2009, from the grantors party thereto to Citicorp USA, Inc.	Filed Herewith
(4.9 b) Amendment No. 2 to the Security Agreement, dated October 18, 2005, amended and restated as of March 31, 2009, from the grantors party thereto to Citicorp USA, Inc.	Filed Herewith
(4.10 a) Amendment No. 1 to the Canadian Security Agreement, dated October 18, 2005, amended and restated as of March 31, 2009, from the grantors party thereto to Citicorp USA, Inc.	Filed Herewith
(4.10 b) Amendment No. 2 to the Canadian Security Agreement, dated October 18, 2005, amended and restated as of March 31, 2009, from the grantors party thereto to Citicorp USA, Inc.	Filed Herewith
(4.16) Note Purchase Agreement, dated as of February 24, 2010, by and among Eastman Kodak Company and KKR et al.	Filed Herewith
(10.1) Security Agreement, dated as of March 5, 2010, by and among the Company, the Subsidiary Guarantors and The Bank of New York Mellon, as collateral agent.	Filed as an Exhibit to Form 8-K for the date March 5, 2010, as filed on March 10, 2010, Exhibit 10.1.
(10.2) Collateral Trust Agreement, dated as of March 5, 2010, by and among the Company, the Subsidiary Guarantors and The Bank of New York Mellon, as collateral agent.	Filed as an Exhibit to Form 8-K for the date March 5, 2010, as filed on March 10, 2010, Exhibit 10.2.
(10.6) Administrative Guide for the 2010 Performance Stock Unit Program under Article 7 (Performance Awards) of the 2005 Omnibus Long-Term Compensation Plan, Granted to Antonio M. Perez.	Filed Herewith
(12) Statement Re Computation of Ratio of Earnings to Fixed Charges.	Filed Herewith
(31.1) Certification.	Filed Herewith
(31.2) Certification.	Filed Herewith
(32.1) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed Herewith
(32.2) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed Herewith