Form 10-Q
period 2010-06-30
EASTMAN KODAK CO
filed 2010-07-28
CIK 31235

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]  Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010
or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes    [   ]            No    [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each Class	Number of shares Outstanding at July 23, 2010
Common Stock, $2.50 par value	268,652,912

Eastman Kodak Company
Form 10-Q
June 30, 2010

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
(in millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net sales	$1,569	$1,766	$3,502	$3,243
Cost of goods sold	1,266	1,440	2,404	2,723
Gross profit	303	326	1,098	520
Selling, general and administrative expenses	313	324	623	637
Research and development costs	81	84	160	189
Restructuring costs, rationalization and other	11	37	24	146
Other operating (income) expenses, net	(2)	-	2	3
(Loss) earnings from continuing operations before interest expense, other income (charges), net and income taxes	(100)	(119)	289	(455)
Interest expense	41	23	79	48
Loss on early extinguishment of debt, net	-	-	102	-
Other income (charges), net	-	14	(4)	(1)
(Loss) earnings from continuing operations before income taxes	(141)	(128)	104	(504)
Provision for income taxes	26	63	152	47
Loss from continuing operations	(167)	(191)	(48)	(551)
(Loss) earnings from discontinued operations, net of income taxes	(1)	(4)	(1)	3
Extraordinary item, net of tax	-	6	-	6
NET LOSS ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$(168)	$(189)	$(49)	$(542)

Basic and diluted net (loss) earnings per share attributable to Eastman Kodak Company common shareholders:
Continuing operations	$(0.62)	$(0.71)	$(0.18)	$(2.05)
Discontinued operations	(0.01)	(0.01)	-	0.01
Extraordinary item, net of tax	-	0.02	-	0.02
Total	$(0.63)	$(0.70)	$(0.18)	$(2.02)

Number of common shares used in basic and diluted net (loss) earnings per share	268.5	268.2	268.4	268.2

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
CONSOLIDATED STATEMENT OF RETAINED EARNINGS (Unaudited)
(in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Retained earnings at beginning of period	$5,788	$5,549	$5,676	$5,903
Net loss	(168)	(189)	(49)	(542)
Loss from issuance of treasury stock	-	(1)	(7)	(2)
Retained earnings at end of period	$5,620	$5,359	$5,620	$5,359

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
CONSOLIDATED STATEMENT OF FINANCIAL POSITION (Unaudited)

(in millions)	June 30,	December 31,
	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$1,313	$2,024
Receivables, net	1,375	1,395
Inventories, net	751	679
Other current assets	199	205
Total current assets	3,638	4,303
Property, plant and equipment, net of accumulated depreciation of $5,069 and $5,178, respectively	1,096	1,254
Goodwill	898	907
Other long-term assets	1,159	1,227
TOTAL ASSETS	$6,791	$7,691
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities
Accounts payable, trade	$656	$919
Short-term borrowings and current portion of long-term debt	61	62
Accrued income and other taxes	52	23
Other current liabilities	1,446	1,892
Total current liabilities	2,215	2,896
Long-term debt, net of current portion	1,234	1,129
Pension and other postretirement liabilities	2,592	2,694
Other long-term liabilities	958	1,005
Total liabilities	6,999	7,724

Commitments and Contingencies (Note 6)

Equity (Deficit)
Common stock, $2.50 par value	978	978
Additional paid in capital	1,100	1,093
Retained earnings	5,620	5,676
Accumulated other comprehensive loss	(1,897)	(1,760)
	5,801	5,987
Less: Treasury stock, at cost	(6,011)	(6,022)
Total Eastman Kodak Company shareholders’ deficit	(210)	(35)
Noncontrolling interests	2	2
Total deficit	(208)	(33)

TOTAL LIABILITIES AND DEFICIT	$6,791	$7,691

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
(in millions)	2010	2009

Cash flows from operating activities:
Net loss	$(49)	$(542)
Adjustments to reconcile to net cash used in operating activities:
Loss (earnings) from discontinued operations, net of income taxes	1	(3)
Earnings from extraordinary item, net of income taxes	-	(6)
Depreciation and amortization	193	219
Loss (gain) on sales of businesses/assets	2	(2)
Loss on early extinguishment of debt, net	102	-
Non-cash restructuring and rationalization costs, asset impairments and other charges	-	11
Benefit for deferred income taxes	(7)	(15)
(Increase) decrease in receivables	(33)	409
(Increase) decrease in inventories	(104)	34
Decrease in liabilities excluding borrowings	(724)	(1,087)
Other items, net	(25)	40
Total adjustments	(595)	(400)
Net cash used in operating activities	(644)	(942)
Cash flows from investing activities:
Additions to properties	(58)	(60)
Proceeds from sales of businesses/assets	17	6
Marketable securities - sales	47	18
Marketable securities - purchases	(41)	(17)
Net cash used in investing activities	(35)	(53)
Cash flows from financing activities:
Proceeds from borrowings	491	9
Repayment of borrowings	(492)	(11)
Debt issuance costs	(12)	(13)
Net cash used in financing activities	(13)	(15)
Effect of exchange rate changes on cash	(19)	(3)
Net decrease in cash and cash equivalents	(711)	(1,013)
Cash and cash equivalents, beginning of period	2,024	2,145
Cash and cash equivalents, end of period	$1,313	$1,132

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

In October 2009, the FASB issued ASU No. 2009-14, "Certain Revenue Arrangements That Include Software Elements," which amends ASC Topic 985, "Software."  ASU No. 2009-14 amends the ASC to change the accounting model for revenue arrangements that include both tangible products and software elements, such that tangible products containing both software and non-software components that function together to deliver the tangible product's essential functionality are no longer within the scope of software reveue guidance.  The

Company is currently evaluating the potential impact, if any, of the adoption of this guidance on its Consolidated Financial Statements, which is effective for the Company on January 1, 2011.

NOTE 2:  RECEIVABLES, NET

	As of
	June 30,	December 31,
(in millions)	2010	2009

Trade receivables	$1,020	$1,238
Miscellaneous receivables	355	157
Total (net of allowances of $82 and $98 as of June 30, 2010 and December 31, 2009, respectively)	$1,375	$1,395

Approximately $169 million and $218 million of the total trade receivable amounts as of June 30, 2010 and December 31, 2009, respectively, are expected to be settled through customer deductions in lieu of cash payments.  Such deductions represent rebates owed to the customer and are included in Other current liabilities in the accompanying Consolidated Statement of Financial Position at each respective balance sheet date.  The increase in miscellaneous receivables was due to revenue of $550 million being recognized in the first quarter of 2010 for a non-recurring intellectual property arrangement, for which $225 million is due during the remainder of 2010.  Approximately $37 million of the receivable will be withheld at the time of payment to satisfy tax obligations.

NOTE 3:  INVENTORIES, NET

	As of
(in millions)	June 30,	December 31,
	2010	2009

Finished goods	$428	$409
Work in process	199	164
Raw materials	124	106

Total	$751	$679

NOTE 4:  SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Long-term debt and related maturities and interest rates were as follows at June 30, 2010 and December 31, 2009:

				As of
(in millions)				June 30, 2010	December 31, 2009

			Weighted-Average
			Effective
			Interest	Carrying	Carrying
Country	Type	Maturity	Rate	Value	Value

U.S.	Convertible	2010	3.38%	$11	$12
U.S.	Term note	2010-2013	6.16%	36	35
Germany	Term note	2010-2013	6.16%	145	141
U.S.	Term note	2013	7.25%	300	500
U.S.	Secured term note	2017	19.36%	-	195
U.S.	Convertible	2017	12.75%	300	295
U.S.	Term note	2018	9.95%	3	3
U.S.	Secured term note	2018	10.11%	490	-
U.S.	Term note	2021	9.20%	10	10

				1,295	1,191
Current portion of long-term debt				(61)	(62)
Long-term debt, net of current portion				$1,234	$1,129

Annual maturities (in millions) of long-term debt outstanding at June 30, 2010 were as follows:

	Carrying	Maturity
	Value	Value

2010	$61	$61
2011	47	50
2012	44	50
2013	340	350
2014	-	-
2015 and thereafter	803	913
Total	$1,295	$1,424

The difference between the carrying values and the maturity values is primarily due to the original allocation of a portion of the proceeds received on the 2017 convertible notes to equity, representing the value of the conversion feature.  The difference between the carrying values and the maturity values will be accreted to interest expense over the remaining terms of the notes.

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

The Indenture contains covenants limiting, among other things, the Company’s ability and the ability of the Company’s restricted subsidiaries (as defined in the Indenture) to (subject to certain exceptions and qualifications): incur additional debt or issue certain preferred stock; pay dividends or make distributions in respect of capital stock or make other restricted payments; make principal payments on, or purchase or redeem subordinated indebtedness prior to any scheduled principal payment or maturity; make certain investments; sell certain assets; create liens on assets; consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s and its subsidiaries’ assets; enter into certain transactions with affiliates; and designate the Company’s subsidiaries as unrestricted subsidiaries.  The Company was in compliance with these covenants as of June 30, 2010.

The 2018 Senior Secured Notes are fully and unconditionally guaranteed (the “guarantees”) on a senior secured basis by each of the Company’s existing and future direct or indirect 100% owned domestic subsidiaries, subject to certain exceptions (the “Subsidiary Guarantors”).  The 2018 Senior Secured Notes and guarantees are secured by second-priority liens, subject to permitted liens, on substantially all of the Company’s domestic assets and substantially all of the domestic assets of the Subsidiary Guarantors pursuant to a security agreement entered into with Bank of New York Mellon as second lien collateral agent on March 5, 2010.  The carrying value of the assets pledged as collateral at June 30, 2010 was approximately $2 billion.

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

On March 5, 2010, the Company completed the repurchase of the KKR Notes.  KKR received cash equal to 100% of the principal amount plus accrued and unpaid interest.  The repurchase of the KKR Notes resulted in a loss on early debt extinguishment of $111 million, which was reported in Loss on early extinguishment of debt, net in the Statement of Operations for the six months ended June 30, 2010.  This loss was primarily the result of the principal repayment of $300 million exceeding the carrying value of the KKR Notes by approximately $195 million as of the repurchase date.

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

The repurchase of the 2013 Notes resulted in a gain on early debt extinguishment of approximately $9 million, reported in Loss on early extinguishment of debt, net in the Statement of Operations for the six months ended June 30, 2010.  The gain was a result of the principal repayment of approximately $190 million being less than the carrying value of the repurchased debt of $200 million.  As of June 30, 2010, $300 million of the 2013 Notes remain outstanding.

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

Advances under the Amended Credit Agreement are available based on the Borrowers’ respective borrowing base from time to time.  The borrowing base is calculated based on designated percentages of eligible accounts receivable, inventory, machinery and equipment and, once mortgages are recorded, certain real property, subject to applicable reserves.  As of June 30, 2010, based on this borrowing base calculation and after deducting the face amount of letters of credit outstanding of $133 million and $100 million of collateral to secure other banking arrangements, the Company had $207 million available to borrow under the Amended Credit Agreement.  As of June 30, 2010, the Company had no debt for borrowed money outstanding under the Amended Credit Agreement.

In addition to letters of credit outstanding under the Amended Credit Agreement of $133 million, there were bank guarantees and letters of credit of $18 million and surety bonds of $29 million outstanding under other banking arrangements primarily to ensure payment of possible casualty and workers’ compensation claims, environmental liabilities, legal contingencies, rental payments, and to support various customs and trade activities.

Under the terms of the Amended Credit Agreement, the Company has agreed to certain affirmative and negative covenants customary in similar asset-based lending facilities.  In the event the Company’s excess availability under the borrowing base formula under the Amended Credit Agreement falls below $100 million for three consecutive business days, among other things, the Company must maintain a fixed charge coverage ratio of not less than 1.1 to 1.0 until the excess availability is greater than $100 million for 30 consecutive days.  For the quarter ended June 30, 2010, excess availability was greater than $100 million.  The Company is also required to maintain cash and cash equivalents in the U.S. of at least $250 million.  The negative covenants limit, under certain circumstances, among other things, the Company’s ability to incur additional debt or liens, make certain investments, make shareholder distributions or prepay debt, except as permitted under the terms of the Amended Credit Agreement.  The Company was in compliance with all covenants under the Amended Credit Agreement as of June 30, 2010.

In addition to the Amended Credit Agreement, the Company has other committed and uncommitted lines of credit as of June 30, 2010 totaling $9 million and $122 million, respectively.  These lines primarily support operational and borrowing needs of the Company’s subsidiaries, which include term loans, overdraft coverage, revolving credit lines, letters of credit, bank guarantees and vendor financing programs.  Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market conditions.  As of June 30, 2010, usage under these lines was approximately $39 million all of which were supporting non-debt related obligations.

NOTE 5:  INCOME TAXES

The Company’s income tax provision and effective tax rate were as follows:

(dollars in millions)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
(Loss) earnings from continuing operations before income taxes	$(141)	$(128)	$104	$(504)
Effective tax rate	(18.4)%	(49.2)%	146.2%	(9.3)%
Provision for income taxes	$26	$63	$152	$47
(Benefit) provision for income taxes @ 35%	$(49)	$(45)	$36	$(176)
Difference between tax at effective vs. statutory rate	$75	$108	$116	$223

For the three months ended June 30, 2010, the difference between the Company’s recorded provision and the benefit that would result from applying the U.S. statutory rate of 35.0% is primarily attributable to: (1) losses generated within the U.S. and certain jurisdictions outside the U.S. for which no benefit was recognized due to management’s conclusion that it was more likely than not that the tax benefits would not be realized, and (2) the mix of earnings from operations in certain lower-taxed jurisdictions outside the U.S.

For the six months ended June 30, 2010, the difference between the Company’s recorded provision and the provision that would result from applying the U.S. statutory rate of 35.0% is primarily attributable to: (1) withholding taxes related to a non-recurring licensing agreement entered into in the first quarter of 2010, (2) losses generated within the U.S. and certain jurisdictions outside the U.S. for which no benefit was recognized due to management’s conclusion that it was more likely than not that the tax benefits would not be realized, and (3) the mix of earnings from operations in certain lower-taxed jurisdictions outside the U.S.

For the three months ended June 30, 2009, the difference between the Company’s recorded provision and the benefit that would result from applying the U.S. statutory rate of 35.0% is primarily attributable to: (1) losses generated within the U.S. and certain jurisdictions outside the U.S. for which no benefit was recognized due to management’s conclusion that it was more likely than not that the tax benefits would not be realized; (2) the mix of earnings from operations in certain lower-taxed jurisdictions outside the U.S.; (3) tax accounting impacts related to items reported in Accumulated other comprehensive income, and (4) adjustments for uncertain tax positions and tax audits.

For the six months ended June 30, 2009, the difference between the Company’s recorded provision and the benefit that would result from applying the U.S. statutory rate of 35.0% is primarily attributable to: (1) losses generated within the U.S. and certain jurisdictions outside the U.S. for which no benefit was recognized due to management’s conclusion that it was more likely than not that the tax benefits would not be realized; (2) the mix of earnings from operations in certain lower-taxed jurisdictions outside the U.S.; and (3) adjustments for uncertain tax positions and tax audits.

NOTE 6:  COMMITMENTS AND CONTINGENCIES

Environmental

The Company’s undiscounted accrued liabilities for future environmental investigation, remediation, and monitoring costs are composed of the following items:

	As of
(in millions)	June 30,	December 31,
	2010	2009

Eastman Business Park site, Rochester, NY	$51	$51
Other operating sites	9	10
Sites associated with former operations	19	21
Sites associated with the non-imaging health business sold in 1994	19	20
Total	$98	$102

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

Other Commitments and Contingencies

As of June 30, 2010, the Company had outstanding letters of credit of $133 million issued under the Amended Credit Agreement, as well as bank guarantees and letters of credit of $18 million and surety bonds in the amount of $29 million primarily to ensure the payment of possible casualty and workers’ compensation claims, environmental liabilities, legal contingencies, rental payments, and to support various customs, tax and trade activities.

The Company’s Brazilian operations are involved in governmental assessments of indirect and other taxes in various stages of litigation, primarily related to federal and state value-added taxes.  The Company is disputing these matters and intends to vigorously defend its position.  Based on the opinion of legal counsel, management does not believe that the ultimate resolution of these matters will materially impact the Company’s results of operations or financial position.  The Company routinely assesses all these matters as to the probability of ultimately incurring a liability in its Brazilian operations, and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable.

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

NOTE 7:  GUARANTEES

The Company guarantees debt and other obligations of certain customers.  The debt and other obligations are primarily due to banks and leasing companies in connection with financing of customers’ purchases of equipment and product from the Company.  At June 30, 2010, the maximum potential amount of future payments (undiscounted) that the Company could be required to make under these customer-related guarantees was $50 million and the carrying amount of the liability related to these customer guarantees was not material.

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

Eastman Kodak Company (“EKC”) also guarantees potential indebtedness to banks and other third parties for some of its consolidated subsidiaries.  The maximum amount guaranteed is $302 million, and the outstanding amount for those guarantees is $281 million with $145 million recorded within the Short-term borrowings and current portion of long-term debt, and Long-term debt, net of current portion and $12 million recorded within the Other current liabilities and Other long-term liabilities components in the accompanying Consolidated Statement of Financial Position.  The remaining $124 million of outstanding guarantees represent parent guarantees providing financial assurance to third parties that the Company's subsidiaries will fulfill their future performance or financial obligations under various contracts, and do not represent recorded liabilities.  These guarantees expire in 2010 through 2019.  Pursuant to the terms of the Company's Amended Credit Agreement, obligations of the Borrowers to the Lenders under the Amended Credit Agreement, as well as secured agreements in an amount not to exceed $100 million, are guaranteed by the Company and the Company’s U.S. subsidiaries and included in the above amounts.

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

(in millions)

Accrued warranty obligations as of December 31, 2009	$61
Actual warranty experience during 2010	(40)
2010 warranty provisions	20
Accrued warranty obligations as of June 30, 2010	$41

The Company also offers its customers extended warranty arrangements that are generally one year, but may range from three months to three years after the original warranty period.  The Company provides repair services and routine maintenance under these arrangements.  The Company has not separated the extended warranty revenues and costs from the routine maintenance service revenues and costs, as it is not practicable to do so.  Therefore, these revenues and costs have been aggregated in the discussion that follows.  Costs incurred under these arrangements for the six months ended June 30, 2010 amounted to $79 million.  The change in the Company's deferred revenue balance in relation to these extended warranty and maintenance arrangements from December 31, 2009 to June 30, 2010, which is reflected in Other current liabilities in the accompanying Consolidated Statement of Financial Position, was as follows:

(in millions)

Deferred revenue on extended warranties as of December 31, 2009	$130
New extended warranty and maintenance arrangements in 2010	207
Recognition of extended warranty and maintenance arrangement revenue in 2010	(208)
Deferred revenue on extended warranties as of June 30, 2010	$129

NOTE 8:  RESTRUCTURING AND RATIONALIZATION LIABILITIES

The Company has engaged in restructuring programs in response to significant changes in the business and economic climates in which it operates. Recent restructuring programs included the 2004-2007 Program which was aimed at reducing and realigning our global workforce and assets in order to successfully navigate the transformation from a traditional to a digital imaging company, and the 2009 Program which focused on additional cost reductions to more appropriately size the organization as a result of the economic downturn.  In addition, the Company recognizes the need to continually rationalize its workforce and streamline its operations in the face of ongoing business and economic changes.  As a result, there may be supplemental provisions for new initiatives, as well as changes in estimates to amounts previously recorded, as payments are made or actions are completed.  The actual charges for restructuring and ongoing rationalization initiatives are recorded in the period in which the Company commits to a formalized restructuring or ongoing rationalization plan, or executes the specific actions contemplated by the plans and all criteria for liability recognition under the applicable accounting guidance have been met.

Restructuring and Ongoing Rationalization Reserve Activity

The activity in the accrued balances and the non-cash charges and credits incurred in relation to restructuring initiatives and ongoing rationalization activities for the three and six months ended June 30, 2010 were as follows:

		Exit	Fixed Assets &
	Severance	Costs	Inventory	Accelerated
(in millions)	Reserve	Reserve	Write-downs	Depreciation	Total

Balance as of December 31, 2009	$68	$27	$-	$-	95

Q1 2010 charges	5	8	-	1	14
Q1 2010 utilization/cash payments	(32)	(5)	-	(1)	(38)
Q1 2010 other adjustments & reclasses (1)	(1)	-	-	-	(1)
Balance as of March 31, 2010	40	30	-	-	70

Q2 2010 charges	10	1	-	-	11
Q2 2010 utilization/cash payments	(15)	(7)	-	-	(22)
Q2 2010 other adjustments & reclasses (2)	(7)	-	-	-	(7)
Balance as of June 30, 2010	$28	$24	$-	$-	$52

(1) The $(1) million reflects foreign currency translation adjustments.

(2)  The $(7) million includes $(6) million for severance-related charges for pension plan curtailments, settlements, and special termination benefits, which are reflected in Pension and other postretirement liabilities and Other long-term assets in the Consolidated Statement of
       Financial Position.  The remaining $(1) million reflects foreign currency translation adjustments.

For the three months ended June 30, 2010, the $11 million of charges were reported as Restructuring costs, rationalization and other in the accompanying Consolidated Statement of Operations.  The severance and exit costs reserves require the outlay of cash.

The second quarter 2010 severance costs related to the elimination of approximately 275 positions, including approximately 225 manufacturing and 50 administrative positions.  The geographic composition of these positions includes approximately 125 in the United States and Canada, and 150 throughout the rest of the world.

The charges of $11 million recorded in the second quarter of 2010 included $8 million applicable to FPEG, and $3 million that was applicable to manufacturing, research and development, and administrative functions, which are shared across all segments.

For the six months ended June 30, 2010, the $25 million of charges includes $1 million of charges for accelerated depreciation, which was reported in Cost of goods sold in the accompanying Consolidated Statement of Operations.

The remaining costs incurred of $24 million, including $15 million of severance costs and $9 million of exit costs, were reported as Restructuring costs, rationalization and other in the accompanying Consolidated Statement of Operations for the six months ended June 30, 2010.  The severance and exit costs reserves require the outlay of cash, while accelerated depreciation represents a non-cash item.

The severance costs for the six months ended June 30, 2010 related to the elimination of approximately 325 positions, including approximately 225 manufacturing and 100 administrative positions.  The geographic composition of these positions includes approximately 125 in the United States and Canada, and 200 throughout the rest of the world.

The charges of $25 million recorded in the first half of 2010 included $10 million applicable to FPEG, $1 million applicable to CDG, $8 million applicable to GCG, and $6 million that was applicable to manufacturing, research and development, and administrative functions, which are shared across all segments.

As a result of these initiatives, severance payments will be paid during periods through 2011 since, in many instances, the employees whose positions were eliminated can elect or are required to receive their payments over an extended period of time.  In addition, certain exit costs, such as long-term lease payments, will be paid over periods throughout 2011 and beyond.

NOTE 9:  RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of the net periodic benefit cost for all major funded and unfunded U.S. and Non-U.S. defined benefit plans for the three and six months ended June 30 are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2010		2009		2010		2009
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Major defined benefit plans:
Service cost	$12	$4	$11	$4	$24	$8	$24	$7
Interest cost	66	43	78	44	132	88	155	86
Expected return on plan assets	(118)	(51)	(122)	(50)	(238)	(104)	(240)	(97)
Amortization of:
Recognized net actuarial loss	1	9	1	2	2	17	2	4
Pension (income) expense before special termination benefits, curtailments, and settlements	(39)	5	(32)	-	(80)	9	(59)	-
Special termination benefits	6	-	11	-	6	1	47	-
Curtailment (gains) losses	-	-	-	-	-	(1)	1	-
Settlement losses	-	1	-	-	-	1	-	-
Net pension (income) expense	(33)	6	(21)	-	(74)	10	(11)	-
Other plans including unfunded plans	-	3	-	3	-	6	-	1
Total net pension (income) expense from continuing operations	$(33)	$9	$(21)	$3	$(74)	$16	$(11)	$1

For the three months ended June 30, 2010 and 2009, $6 million and $11 million, respectively, of special termination benefits charges were incurred as a result of the Company's restructuring actions.  For the six months ended June 30, 2010 and 2009, $7 million and $47 million, respectively, of special termination benefits charges were incurred as a result of the Company’s restructuring actions.  These charges have been included in Restructuring costs, rationalization and other in the Consolidated Statement of Operations.  Curtailment (gains) losses for the major funded and unfunded U.S. and Non-U.S. defined benefit plans totaling $(1) million and $1 million for the six months ended June 30, 2010 and 2009, respectively, were also incurred as a result of the Company’s restructuring actions and, therefore, have been included in Restructuring costs, rationalization and other in the Consolidated Statement of Operations for those respective periods.

The Company made contributions (funded plans) or paid benefits (unfunded plans) totaling approximately $32 million relating to its major U.S. and non-U.S. defined benefit pension plans for the six months ended June 30, 2010.  The Company expects its contribution (funded plans) and benefit payment (unfunded plans) requirements for its major U.S. and non-U.S. defined benefit pension plans for the balance of 2010 to be approximately $91 million.

Postretirement benefit costs for the Company's U.S., United Kingdom and Canada postretirement benefit plans, which represent the Company's major postretirement plans, includes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2010	2009	2010	2009

Service cost	$-	$-	$-	$-
Interest cost	18	24	36	48
Amortization of:
Prior service credit	(19)	(17)	(38)	(34)
Recognized net actuarial loss	7	5	14	10
Total net postretirement benefit expense	$6	$12	$12	$24

The Company paid benefits totaling approximately $83 million relating to its U.S., United Kingdom and Canada postretirement benefit plans for the six months ended June 30, 2010.  The Company expects to pay benefits of approximately $73 million for these postretirement plans for the balance of 2010.

Certain of the Company's retirement plans were remeasured during the second quarter of 2010.  The remeasurement of the funded status of those plans during the quarter decreased the Company's recognized defined benefit and other postretirement benefit plan obligation by $24 million.

The Company reports the aggregate funded status of all overfunded defined benefit pension and other postretirement plans as an asset and reports the aggregate funded status of all under funded plans as a liability.  As of June 30, 2010 and December 31, 2009 the funded status of all overfunded plans was approximately $135 million and $147 million, respectively, which is reflected in Other long-term assets in the Company’s Consolidated Statement of Financial Position.  As of June 30, 2010 and December 31, 2009, the funded status of all underfunded plans was approximately $2.6 billon and $2.7 billion, respectively, which is reflected in Other current liabilities and Pension and other postretirement liabilities in the accompanying Consolidated Statement of Financial Position.  The measurement date used to determine the funded status of each of the Company’s pension and other postretirement benefits plans is December 31 unless certain remeasurement events occur.

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

NOTE 10:  EARNINGS PER SHARE

Basic earnings per share computations are based on the weighted-average number of shares of common stock outstanding during the year.  As a result of the net loss from continuing operations presented for the three and six months ended June 30, 2010 and 2009, the Company calculated diluted earnings per share using weighted-average basic shares outstanding for those periods, as utilizing diluted shares would be anti-dilutive to loss per share.  Weighted-average basic shares outstanding for the three months ended June 30, 2010 and 2009 were 268.5 and 268.2 million, respectively.  Weighted-average basic shares outstanding for the six months ended June 30, 2010 and 2009 were 268.4 and 268.2 million, respectively.

The following potential shares of the Company’s common stock were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2010 and 2009 because the Company reported a net loss from continuing operations; therefore, the effects would be anti-dilutive:

(in millions of shares)	As of June 30,
	2010	2009

Total employee stock options outstanding	18.8	22.8
Total unvested share-based awards outstanding	9.9	2.9
Total	28.7	25.7

None of the Company’s outstanding stock options would have been dilutive if the Company had reported earnings from continuing operations primarily because their exercise prices exceeded the average market price of the Company’s common stock for all periods presented.

Diluted earnings per share calculations could also reflect shares related to the assumed conversion of approximately $411 million in outstanding convertible notes (the “Convertible Securities”) and warrants to purchase 40 million common shares (the “Warrants”), if dilutive.  The Company’s diluted loss per share amounts exclude the effects of the Convertible Securities and Warrants, as they were anti-dilutive for all periods presented.

NOTE 11:  SHAREHOLDERS' EQUITY

The Company has 950 million shares of authorized common stock with a par value of $2.50 per share, of which 391 million shares had been issued as of June 30, 2010 and December 31, 2009.  Treasury stock at cost consisted of approximately 123 million shares as of June 30, 2010 and December 31, 2009.

Comprehensive Loss

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2009	2010	2009

Net loss	$(168)	$(189)	$(49)	$(542)
Realized and unrealized gain (loss) from hedging activity, net of tax and reclassifications	1	6	(2)	14
Currency translation adjustments	(8)	23	16	(12)
Pension and other postretirement benefit plan obligation activity, net of tax	15	(595)	(151)	(544)
Total comprehensive loss, net of tax	$(160)	$(755)	$(186)	$(1,084)

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

Consumer Digital Imaging Group Segment (“CDG”):  CDG encompasses digital still and video cameras, digital devices such as picture frames, kiosks, APEX drylab systems, and related consumables and services, consumer inkjet printing systems, Kodak Gallery products and services, and imaging sensors.  CDG also includes the licensing activities related to the Company's intellectual property in digital imaging products.

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

Segment financial information is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2009	2010	2009

Net sales from continuing operations:

Consumer Digital Imaging Group	$447	$503	$1,338	$872
Film, Photofinishing and Entertainment Group	466	593	897	1,096
Graphic Communications Group	656	670	1,267	1,273
All Other	-	-	-	2
Consolidated total	$1,569	$1,766	$3,502	$3,243

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2009	2010	2009

(Loss) earnings from continuing operations before interest expense, other income (charges), net and income taxes:

Consumer Digital Imaging Group	$(110)	$(99)	$305	$(256)
Film, Photofinishing and Entertainment Group	29	51	45	59
Graphic Communications Group	-	(28)	(22)	(88)
All Other	-	(3)	(2)	(6)
Total of segments	(81)	(79)	326	(291)
Restructuring costs, rationalization and other	(11)	(46)	(25)	(162)
Other operating income (expenses), net	2	-	(2)	(3)
Legal contingencies and settlements	(10)	(1)	(10)	(6)
Negative goodwill reversal	-	7	-	7
Loss on early extinguishment of debt, net	-	-	(102)	-
Interest expense	(41)	(23)	(79)	(48)
Other income (charges), net	-	14	(4)	(1)
Consolidated earnings (loss) from continuing operations before income taxes	$(141)	$(128)	$104	$(504)

(in millions)	As of June 30, 2010	As of December 31, 2009

Segment total assets:

Consumer Digital Imaging Group	$1,309	$1,203
Film, Photofinishing and Entertainment Group	1,873	1,992
Graphic Communications Group	1,604	1,737
Total of segments	4,786	4,932
Cash and marketable securities	1,315	2,031
Deferred income tax assets	690	728
Consolidated total assets	$6,791	$7,691

NOTE 13:  FINANCIAL INSTRUMENTS

The following table presents the carrying amounts, estimated fair values, and location in the Consolidated Statement of Financial Position for the Company’s financial instruments:

		Assets
(in millions)		June 30, 2010		December 31, 2009
	Balance Sheet Location	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Marketable securities:
Available-for-sale (1)	Other long-term assets	$7	$7	$7	$7
Held-to-maturity (2)	Other current assets and Other long-term assets	2	2	8	9

Derivatives designated as hedging instruments:
Commodity contracts (1)	Other current assets	2	2	1	1

Derivatives not designated as hedging instruments:
Foreign exchange contracts (1)	Other current assets	10	10	7	7
Foreign exchange contracts (1)	Other long-term assets	6	6	-	-

		Liabilities
(in millions)		June 30, 2010		December 31, 2009
	Balance Sheet Location	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Long-term borrowings, net of current portion (2)	Long-term debt, net of current portion	$1,234	$1,264	$1,129	$1,142

Derivatives not designated as hedging instruments:
Foreign exchange contracts (1)	Other current liabilities	3	3	11	11
Foreign exchange contracts (1)	Other long-term liabilities	-	-	6	6

(1)  Recorded at fair value.
(2)  Recorded at historical cost.

Long-term debt is generally used to finance long-term investments, while short-term borrowings (excluding the current portion of long-term debt) are used to meet working capital requirements.  The carrying value of the current portion of long-term debt approximates its fair value as of June 30, 2010 and December 31, 2009.  The Company does not utilize financial instruments for trading or other speculative purposes.

Fair value

The fair values of marketable securities are determined using quoted prices in active markets for identical assets (Level 1 fair value measurements).  Fair values of the Company’s forward contracts are determined using significant other observable inputs (Level 2 fair value measurements), and are based on the present value of expected future cash flows (an income approach valuation technique) considering the risks involved and using discount rates appropriate for the duration of the contracts.  Transfers between levels of the fair value hierarchy are recognized based on the actual date of the event or change in circumstances that caused the transfer.  There were no transfers between levels of the fair value hierarchy during the three and six months ended June 30, 2010.

Fair values of long-term borrowings are determined by reference to quoted market prices, if available, or by pricing models based on the value of related cash flows discounted at current market interest rates.  The carrying values of cash and cash equivalents, trade receivables, short-term borrowings and payables (which are not shown in the table above) approximate their fair values.

Foreign exchange

Foreign exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in Other income (charges), net in the accompanying Consolidated Statement of Operations.  The net effects of foreign currency transactions, including changes in the fair value of foreign exchange contracts, are shown below:

(in millions)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net gain (loss)	$-	$5	$(11)	$(21)

Derivative financial instruments

The Company, as a result of its global operating and financing activities, is exposed to changes in foreign currency exchange rates, commodity prices, and interest rates, which may adversely affect its results of operations and financial position.  The Company manages such exposures, in part, with derivative financial instruments.

Foreign currency forward contracts are used to mitigate currency risk related to foreign currency denominated assets and liabilities, especially those of the Company’s International Treasury Center.  Silver forward contracts are used to mitigate the Company’s risk to fluctuating silver prices.  The Company’s exposure to changes in interest rates results from its investing and borrowing activities used to meet its liquidity needs.

The Company’s financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments.  The Company manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties.  The Company has procedures to monitor the credit exposure amounts.  The maximum credit exposure at June 30, 2010 was not significant to the Company.

In the event of a default under the Company’s Amended Credit Agreement, or a default under any derivative contract or similar obligation of the Company, the derivative counterparties would have the right, although not the obligation, to require immediate settlement of some or all open derivative contracts at their then-current fair value, but with liability positions netted against asset positions with the same counterparty.  At June 30, 2010, the Company had open derivative contracts in liability positions with a total fair value of $3 million.

The location and amounts of gains and losses related to derivatives reported in the Consolidated Statement of Operations are shown in the following tables:

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI Into Cost of Goods Sold (Effective Portion)		Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(in millions)	For the three months ended June 30,		For the three months ended June 30,		For the three months ended June 30,
	2010	2009	2010	2009	2010	2009

Commodity contracts	$2	$3	$1	$2	$-	$-

	For the six months ended June 30,		For the six months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009	2010	2009

Commodity contracts	$4	$13	$6	$(1)	$-	$-

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative
(in millions)		For the three months ended June 30,		For the six months ended June 30,
		2010	2009	2010	2009

Foreign exchange contracts	Other income (charges), net	$27	$39	$31	$35

Foreign currency forward contracts

The Company’s foreign currency forward contracts used to mitigate currency risk related to existing foreign currency denominated assets and liabilities are not designated as hedges, and are marked to market through net (loss) earnings at the same time that the exposed assets and liabilities are remeasured through net (loss) earnings (both in Other income (charges), net).  The notional amount of such contracts open at June 30, 2010 was approximately $1.1 billion.  The majority of the contracts of this type held by the Company are denominated in euros and British pounds.

Additionally, the Company may enter into foreign currency forward contracts that are designated as cash flow hedges of exchange rate risk related to forecasted foreign currency denominated purchases, sales and intercompany sales.

Silver forward contracts

The Company enters into silver forward contracts that are designated as cash flow hedges of commodity price risk related to forecasted purchases of silver.  The value of the notional amounts of such contracts open at June 30, 2010 was $14 million.  Hedge gains and losses related to these silver forward contracts are reclassified into cost of goods sold as the related silver-containing products are sold to third parties.  These gains or losses transferred to cost of goods sold are generally offset by increased or decreased costs of silver purchased in the open market.  The amount of existing gains and losses at June 30, 2010 to be reclassified into earnings within the next 12 months is a net gain of $4 million.  At June 30, 2010, the Company had hedges of forecasted purchases through October 2010.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company’s key goals for 2010 are:
•	Improve segment earnings
•	Accelerate digital revenue growth
•	Continue to invest in new markets in need of transformation
•	Exploit benefits of operating leverage
•	Drive positive cash flow before restructuring

During the first half of 2010, the economy continued to recover, albeit at varying rates around the world.  Asia continues to lead the way in the global recovery.  In the U.S., consumers remain cautious, contributing to a continued softness in demand for the Company’s consumer products, which are largely discretionary in nature.  Sales and earnings of the Company’s consumer businesses are linked to the timing of holidays, vacations, and other leisure or gifting seasons.  Continued weakness in consumer spending has resulted in price pressures, which have had an impact in the Company’s CDG segment.  As print demand recovers, the GCG segment continues to see increased volumes for printing consumables and digital printing equipment.  This increased demand, combined with productivity improvements, has resulted in improved profitability for the segment in spite of pricing pressures caused by industry overcapacity.  Sales within the FPEG segment decreased in the first half of 2010 as compared with the prior year period, reflecting accelerated secular declines.

For 2010, the Company will continue to focus on leveraging its expanding portfolio of digital and traditional businesses, and will maintain its focus on operational efficiency to deliver on its revenue, earnings, and cash flow goals for the year.  The Company believes that the actions taken during 2009 have helped to mitigate the impacts of the challenges noted above to its results in 2010 and position it well for the future.  The Company will continue to work with its suppliers to mitigate any impact of an industry-wide electronic components supply constraint on its full year digital revenue growth.  In addition, the Company is monitoring the impact of foreign exchange, particularly the euro which has weakened as compared with the U.S. dollar since year-end 2009, and will continue to pursue operational counter-measures to partially mitigate any potential adverse impacts to revenues and earnings on the assumption that exchange rates could remain in the current range for some time.

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

Digital Capture and Devices includes digital still and pocket video cameras, digital picture frames, imaging essentials, branded license products, imaging sensors, and licensing activities related to the Company’s intellectual property in digital imaging products.

Consumer Inkjet Systems includes consumer inkjet printers and related ink and media consumables.

Retail Systems Solutions includes kiosks, APEX drylab systems, and related consumables and services.

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

Net Sales from Continuing Operations by Reportable Segment and All Other

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)			%	Foreign Currency			%	Foreign Currency
	2010	2009	Change	Impact*	2010	2009	Change	Impact*
Consumer Digital Imaging Group
Inside the U.S.	$230	$277	-17%	0%	$947	$471	+101%	0%
Outside the U.S.	217	226	-4	-2	391	401	-2	+1
Total Consumer Digital Imaging Group	447	503	-11	-1	1,338	872	+53	+1

Film, Photofinishing and Entertainment Group
Inside the U.S.	112	123	-9	0	210	246	-15	0
Outside the U.S.	354	470	-25	0	687	850	-19	+2
Total Film, Photofinishing and Entertainment Group	466	593	-21	0	897	1,096	-18	+1

Graphic Communications Group
Inside the U.S.	201	212	-5	0	383	410	-7	0
Outside the U.S.	455	458	-1	-1	884	863	+2	+2
Total Graphic Communications Group	656	670	-2	-1	1,267	1,273	0	+2

All Other
Inside the U.S.	-	1	-	-	-	4	-	-
Outside the U.S.	-	(1)	-	-	-	(2)	-	-
Total All Other	-	-	-	-	-	2	-	-

Consolidated
Inside the U.S.	543	613	-11	0	1,540	1,131	+36	0
Outside the U.S.	1,026	1,153	-11	-1	1,962	2,112	-7	+2
Consolidated Total	$1,569	$1,766	-11%	-1%	$3,502	$3,243	+8%	+1%

* Represents the percentage point change in segment net sales for the period that is attributable to foreign currency fluctuations

(Loss) Earnings from Continuing Operations Before Interest Expense, Other Income (Charges), Net and Income Taxes by Reportable Segment and All Other

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2010	2009	Change	2010	2009	Change

Consumer Digital Imaging Group	$(110)	$(99)	-11%	$305	$(256)	+219%
Film, Photofinishing and Entertainment Group	29	51	-43%	45	59	-24%
Graphic Communications Group	-	(28)	+100%	(22)	(88)	+75%
All Other	-	(3)	+100%	(2)	(6)	+67%
Total of segments	$(81)	$(79)	-3%	$326	$(291)	+212%
Percent of Sales	(5)%	(4)%		9%	(9)%

Restructuring costs, rationalization and other	(11)	(46)		(25)	(162)
Other operating income (expenses), net	2	-		(2)	(3)
Legal contingencies and settlements	(10)	(1)		(10)	(6)
Negative goodwill reversal	-	7		-	7
Loss on early extinguishment of debt, net	-	-		(102)	-
Interest expense	(41)	(23)		(79)	(48)
Other income (charges), net	-	14		(4)	(1)
Consolidated (loss) earnings from continuing operations before income taxes	$(141)	$(128)	-10%	$104	$(504)	+121%

2010 COMPARED WITH 2009

Second Quarter

RESULTS OF OPERATIONS – CONTINUING OPERATIONS

CONSOLIDATED
(dollars in millions)	Three Months Ended
	June 30,
	2010	% of Sales	2009	% of Sales	Increase / (Decrease)	% Change

Net sales	$1,569		$1,766		$(197)	-11%
Cost of goods sold	1,266		1,440		(174)	-12%
Gross profit	303	19.3%	326	18.5%	(23)	-7%
Selling, general and administrative expenses	313	20%	324	18%	(11)	-3%
Research and development costs	81	5%	84	5%	(3)	-4%
Restructuring costs, rationalization and other	11		37		(26)	-70%
Other operating (income) expenses, net	(2)		-		(2)
Loss from continuing operations before interest expense, other income (charges), net and income taxes	(100)	-6%	(119)	-7%	19	16%
Interest expense	41		23		18	78%
Other income (charges), net	-		14		(14)	-100%
Loss from continuing operations before income taxes	(141)		(128)		(13)	-10%
Provision for income taxes	26		63		(37)	-59%
Loss from continuing operations	(167)	-11%	(191)	-11%	24	13%
Loss from discontinued operations, net of income taxes	(1)		(4)		3	75%
Extraordinary item, net of tax	-		6		(6)	-100%
NET LOSS ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$(168)		$(189)		$21	11%

	Three Months Ended
	June 30,		Percent Change vs. 2009
	2010 Amount	Change vs. 2009	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net sales	$1,569	-11.2%	-6.7%	-3.9%	-0.6%	n/a

Gross profit margin	19.3%	0.8pp	n/a	-4.9pp	0.0pp	5.7pp

Revenues

For the three months ended June 30, 2010, net sales decreased compared with the same period in 2009 primarily due to secular volume declines within the FPEG segment, and volume declines in Retail Systems Solutions in the CDG segment.   Unfavorable price/mix was primarily driven by Prepress Solutions and Digital Printing Solutions within the GCG segment and Digital Capture and Devices in the CDG segment.  Partially offsetting these declines were volume improvements in Prepress Solutions in the GCG segment, and Digital Capture and Devices and Consumer Inkjet Systems in the CDG segment.

Gross Profit

Gross profit as a percent of sales increased in the second quarter of 2010 primarily due to cost improvements in Digital Capture and Devices and Consumer Inkjet Systems in the CDG segment and Prepress Solutions in the GCG segment.  Gross profit dollars declined in the second quarter of 2010 due to lower sales volumes within the FPEG segment, and unfavorable price/mix as discussed above, partially offset by cost improvements in the GCG and CDG segments.

Selling, General and Administrative Expenses

The decrease in consolidated selling, general and administrative expenses (SG&A) was a result of company-wide cost reduction actions completed in 2009, partially offset by increased advertising costs.

Restructuring Costs, Rationalization and Other

These costs are discussed under the "RESTRUCTURING COSTS, RATIONALIZATION AND OTHER" section.

Interest Expense

The increase in interest expense for the second quarter of 2010 as compared with the prior year quarter was primarily attributable to higher weighted-average effective interest rates on the Company’s outstanding debt, resulting from the refinancing of a portion of the Company’s debt portfolio in the third quarter of 2009 and first quarter of 2010.

Other Income (Charges), Net

The other income (charges), net category primarily includes interest income, income and losses from equity investments, and foreign exchange gains and losses.  The decrease in other income (charges), net was primarily attributable to gains on foreign exchange in the second quarter of 2009.

Income Tax Provision

(dollars in millions)	Three Months Ended
	June 30,
	2010	2009
Loss from continuing operations before income taxes	$(141)	$(128)
Provision for income taxes	$26	$63
Effective tax rate	(18.4)%	(49.2)%

The change in the Company’s effective tax rate from continuing operations is primarily attributable to: (1) tax accounting impacts related to items reported in Accumulated other comprehensive income during the three months ended June 30, 2009,  (2) the mix of earnings from operations in certain lower-taxed jurisdictions outside the U.S., partially offset by (3)losses generated in the U.S. and in certain jurisdictions outside the U.S. for which no benefit was recognized due to management’s conclusion that it was more likely than not that the tax benefits would not be realized.

CONSUMER DIGITAL IMAGING GROUP

(dollars in millions)	Three Months Ended
	June 30,
	2010	% of Sales	2009	% of Sales	Increase / (Decrease)	% Change

Net sales	$447		$503		$(56)	-11%
Cost of goods sold	388		448		(60)	-13%
Gross profit	59	13.2%	55	10.9%	4	7%
Selling, general and administrative expenses	129	29%	119	24%	10	8%
Research and development costs	40	9%	35	7%	5	14%
Loss from continuing operations before interest expense, other income (charges), net and income taxes	$(110)	-25%	$(99)	-20%	$(11)	-11%

	Three Months Ended
	June 30,		Percent Change vs. 2009
	2010 Amount	Change vs. 2009	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net sales	$447	-11.1%	-3.6%	-7.1%	-0.4%	n/a

Gross profit margin	13.2%	2.3pp	n/a	-11.8pp	-0.4pp	14.5pp

Revenues

CDG’s second quarter performance reflects volume declines in Retail Systems Solutions and unfavorable price/mix primarily within Digital Capture and Devices.  These declines were partially offset by volume improvements in Digital Capture and Devices and Consumer Inkjet Systems.

Net sales of Digital Capture and Devices decreased 5% in the second quarter of 2010 as compared with the prior year quarter, primarily driven by unfavorable price/mix in digital still cameras due to competitive pressures in the marketplace.  Partially offsetting this decrease were volume increases in imaging sensors and pocket video cameras due to the positive customer response to these products.

Net sales of Consumer Inkjet Systems increased 39%, reflecting a combined increase in both printers and ink of approximately 50%, partially offset by media declines.  The overall volume increases experienced by the Company outpaced the consumer printing industry, which management believes are reflective of favorable consumer response to the Company’s unique value proposition.

Net sales of Retail Systems Solutions decreased 36% in the second quarter of 2010, driven by lower volumes and unfavorable price/mix for media.  Lower media volumes were driven by the previously disclosed expiration of a significant customer contract.  Also contributing to this decline was the contraction of retailer inventory as well as declines in consumer demand.

Gross Profit

The increase in gross profit both in dollars and as a percentage of sales for CDG is primarily attributable to cost improvements in Digital Capture and Devices, which more than offset the unfavorable price/mix impact.  Additionally, production cost reductions in Inkjet Systems contributed to this increase.

Partially offsetting these improvements were lower volumes and unfavorable price/mix for media in Retail Systems Solutions, and the impact of printer volume increases within Consumer Inkjet Systems as the Company continues its investment in printer placements.

Selling, General and Administrative Expenses

The increase in SG&A expenses for CDG was primarily driven by increased advertising costs as compared with the prior year quarter.

FILM, PHOTOFINISHING AND ENTERTAINMENT GROUP

(dollars in millions)	Three Months Ended
	June 30,
	2010	% of Sales	2009	% of Sales	Increase / (Decrease)	% Change

Net sales	$466		$593		$(127)	-21%
Cost of goods sold	383		460		(77)	-17%
Gross profit	83	17.8%	133	22.4%	(50)	-38%
Selling, general and administrative expenses	49	11%	73	12%	(24)	-33%
Research and development costs	5	1%	9	2%	(4)	-44%
Earnings from continuing operations before interest expense, other income (charges), net and income taxes	$29	6%	$51	9%	$(22)	-43%

	Three Months Ended
	June 30,		Percent Change vs. 2009
	2010 Amount	Change vs. 2009	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net sales	$466	-21.4%	-21.2%	0.2%	-0.4%	n/a

Gross profit margin	17.8%	-4.6pp	n/a	-0.8pp	0.1pp	-3.9pp

Revenues

The decrease in net sales for FPEG was primarily driven by volume declines across all SPGs within the segment and the discontinuation of graphics film in 2009.

Traditional Photofinishing sales decreased 18% from the prior year quarter, driven by secular volume declines.

Net sales of Film Capture decreased 36% in the three months ended June 30, 2010 as compared with the second quarter of 2009 due to secular volume declines in the industry.

Net sales for Entertainment Imaging decreased 18% compared with the prior year period, primarily reflecting volume declines.  The lower volumes are due to the impact of the current economic climate on film makers, resulting in lower film production and the use of digital technology.  In addition, the growth in 3-D screens has further driven digital substitution.

Gross Profit

The decrease in FPEG gross profit in dollars and as a percentage of sales was primarily driven by lower sales volumes across all SPGs, as mentioned above, as well as unfavorable price/mix within Film Capture and increased manufacturing and other costs driven by higher silver and other commodity costs.

Selling, General and Administrative Expenses

The decline in SG&A expenses for FPEG was attributable to focused cost reduction actions completed during 2009 that have resulted in lower SG&A expenses in 2010.

GRAPHIC COMMUNICATIONS GROUP

(dollars in millions)	Three Months Ended
	June 30,
	2010	% of Sales	2009	% of Sales	Increase / (Decrease)	% Change

Net sales	$656		$670		$(14)	-2%
Cost of goods sold	484		522		(38)	-7%
Gross profit	172	26.2%	148	22.1%	24	16%
Selling, general and administrative expenses	135	21%	132	20%	3	2%
Research and development costs	37	6%	44	7%	(7)	-16%
Loss from continuing operations before interest expense, other income (charges), net and income taxes	$-	0%	$(28)	-4%	$28	100%

	Three Months Ended
	June 30,		Percent Change vs. 2009
	2010 Amount	Change vs. 2009	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net sales	$656	-2.1%	3.7%	-4.8%	-1.0%	n/a

Gross profit margin	26.2%	4.1pp	n/a	-3.0pp	0.2pp	6.9pp

Revenues

The decrease in GCG net sales for the quarter was driven by unfavorable price/mix within Prepress Solutions and volume declines within Business Services and Solutions.  Partially offsetting these decreases were volume improvements in Prepress Solutions and Digital Printing Solutions.

Net sales of Prepress Solutions decreased 4% primarily driven by unfavorable price/mix, due to increased price pressures resulting from the current overcapacity in the industry.  This decrease was partially offset by volume improvements for digital plates, driven by growth in emerging markets.

Net sales of Digital Printing Solutions increased 9% primarily due to volume improvements in commercial inkjet equipment and consumables, driven by increased placements of VL systems and PROSPER S10 imprinting systems.

Net sales of Business Services and Solutions decreased 5%, due primarily to decreased volumes of business process services driven by the timing of services performed on existing customer contracts as compared with the prior year quarter.  This decline was partially offset by sales stemming from the acquisition of the scanner division of BÖWE BELL + HOWELL, which closed in the third quarter of

 2009, as well as increased organic volume and favorable price/mix for scanning equipment.

Gross Profit

The increase in gross profit, both in dollars and as a percentage of sales, was driven by reduced manufacturing costs due to lower aluminum costs and increased productivity, primarily within Prepress Solutions and Digital Printing Solutions, and volume improvements for digital plates within Prepress Solutions.  These contributions to gross profit were partially offset by unfavorable price/mix within Prepress Solutions for the reasons outlined in the Revenues section above.

Research and Development Costs

The decrease in R&D costs for GCG was driven by an overall rationalization and refocusing of research and development spending in the segment.

Year to Date

RESULTS OF OPERATIONS – CONTINUING OPERATIONS

CONSOLIDATED

(dollars in millions)	Six Months Ended
	June 30,
	2010	% of Sales	2009	% of Sales	Increase / (Decrease)	% Change

Net sales	$3,502		$3,243		$259	8%
Cost of goods sold	2,404		2,723		(319)	-12%
Gross profit	1,098	31.4%	520	16.0%	578	111%
Selling, general and administrative expenses	623	18%	637	20%	(14)	-2%
Research and development costs	160	5%	189	6%	(29)	-15%
Restructuring costs, rationalization and other	24		146		(122)	-84%
Other operating expenses (income), net	2		3		(1)	-33%
Earnings (loss) from continuing operations before interest expense, other (charges) income, net and income taxes	289	8%	(455)	-14%	744	164%
Interest expense	79		48		31	65%
Loss on early extinguishment of debt, net	102		-		102
Other income (charges), net	(4)		(1)		(3)	-300%
Earnings (loss) from continuing operations before income taxes	104		(504)		608	121%
Provision for income taxes	152		47		105	223%
Loss from continuing operations	(48)	-1%	(551)	-17%	503	91%
(Loss) earnings from discontinued operations, net of income taxes	(1)		3		(4)	-133%
Extraordinary item, net of tax	-		6		(6)	-100%
NET LOSS ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$(49)		$(542)		$493	91%

	Six Months Ended
	June 30,		Percent Change vs. 2009
	2010 Amount	Change vs. 2009	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net sales	$3,502	8.0%	-6.0%	12.8%	1.2%	n/a

Gross profit margin	31.4%	15.4pp	n/a	9.1pp	0.5pp	5.8pp

Revenues

For the six months ended June 30, 2010, net sales increased compared with the same period in 2009 primarily due to an increase in intellectual property royalty revenues within Digital Capture and Devices, partially offset by lower volumes driven by secular declines in the FPEG segment.

Gross Profit

Gross profit increased significantly in the six months of 2010 in dollars and as a percentage of sales, primarily due to increased intellectual property royalty revenues discussed below.  The gross profit increase was also driven by cost improvements within the CDG and GCG segments.

Included in gross profit for the first six months of 2010 is $550 million resulting from a non-recurring intellectual property licensing agreement, previously disclosed in the Company’s 2009 Annual Report on Form 10-K, that became effective in February 2010.  The license provided for a $100 million deposit paid in December 2009 and calls for payments totaling $450 million throughout 2010, which will be reduced by applicable withholding taxes.  Of this amount, $225 million (before applicable withholding taxes) was received by the Company in the first half of 2010. The Company expects to secure future licensing arrangements, the timing and amounts of which are difficult to predict.  These types of arrangements provide the Company with a return on portions of its research and development investments.

Selling, General and Administrative Expenses

The decrease in consolidated selling, general and administrative expenses (SG&A) was a result of company-wide cost reduction actions completed in 2009, partially offset by increased advertising costs and intellectual property litigation costs.

Research and Development Costs

The decrease in consolidated research and development (R&D) costs was a result of overall focused cost reduction efforts, and refocusing of R&D spending, primarily within the GCG segment.

Restructuring Costs, Rationalization and Other

These costs, as well as the restructuring and rationalization-related costs reported in cost of goods sold, are discussed under the "RESTRUCTURING COSTS, RATIONALIZATION AND OTHER" section.

Interest Expense

The increase in interest expense for the six months ended June 30, 2010 as compared with the prior year period was primarily attributable to higher weighted-average effective interest rates on the Company’s outstanding debt, resulting from the refinancing of a portion of the Company’s debt portfolio in the third quarter of 2009 and first quarter of 2010.

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

Income Tax Provision

(dollars in millions)	Six Months Ended
	June 30,
	2010	2009
Earnings (loss) from continuing operations before income taxes	$104	$(504)
Provision for income taxes	$152	$47
Effective tax rate	146.2%	(9.3)%

The change in the Company’s effective tax rate from continuing operations is primarily attributable to: (1) withholding taxes related to a non-recurring licensing agreement entered into in the first quarter of 2010, (2) losses generated in the U.S. and in certain jurisdictions outside the U.S. for which no benefit was recognized due to management’s conclusion that it was more likely than not that the tax benefits would not be realized, (3) additional valuation allowances that were recorded during 2009, and (4) the mix of earnings from operations in certain lower-taxed jurisdictions outside the U.S.

CONSUMER DIGITAL IMAGING GROUP

(dollars in millions)	Six Months Ended
	June 30,
	2010	% of Sales	2009	% of Sales	Increase / (Decrease)	% Change

Total net sales	$1,338		$872		$466	53%
Cost of goods sold	714		830		(116)	-14%
Gross profit	624	46.6%	42	4.8%	582	1386%
Selling, general and administrative expenses	246	18%	222	25%	24	11%
Research and development costs	73	5%	76	9%	(3)	-4%
Earnings (loss) from continuing operations before interest expense, other income (charges), net and income taxes	$305	23%	$(256)	-29%	$561	219%

	Six Months Ended
	June 30,		Percent Change vs. 2009
	2010 Amount	Change vs. 2009	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net sales	$1,338	53.4%	-2.4%	55.1%	0.7%	n/a

Gross profit margin	46.6%	41.8pp	n/a	31.8pp	0.3pp	9.7pp

Revenues

CDG’s year-to-date performance reflects the benefit of a non-recurring intellectual property royalty arrangement, unfavorable price/mix for digital still cameras within Digital Capture and Devices and lower volumes for media within Retail Systems Solutions.  Partially offsetting these declines were volume improvements within Consumer Inkjet Systems and Digital Capture and Devices.

Net sales of Digital Capture and Devices increased 96% in the six months ended June 30, 2010 as compared with the prior year period, primarily reflecting higher intellectual property royalties (see gross profit discussion below) and volume improvements in image sensors and pocket video cameras reflecting positive customer response for these products.  These increases were partially offset by unfavorable price/mix and lower volumes in digital still cameras due to competitive pressures within the marketplace and continued weakness of consumer discretionary spending in the industry.

Net sales of Consumer Inkjet Systems increased 28%, reflecting a combined increase in both ink and printers of 38% driven by volume improvements, partially offset by volume declines in media and unfavorable price/mix in printers.  The overall volume increase experienced by the Company outpaced the consumer printing industry, which management believes are reflective of favorable consumer response to the Company’s unique value proposition.

Net sales of Retail Systems Solutions decreased 24% in the six months ended June 30, 2010, driven by lower media volumes and unfavorable price/mix.  Lower media volumes were driven by the previously disclosed expiration of a significant customer contract.  Also contributing to this decline was the contraction of retailer inventory as well as declines in consumer demand.

Gross Profit

The significant increase in gross profit both in dollars and as a percentage of sales for CDG is primarily attributable to the increase in intellectual property royalties included in price/mix within Digital Capture and Devices, and cost improvements in Digital Capture and Devices which more than offset an unfavorable price/mix impact.  Additionally, production cost reductions in Consumer Inkjet Systems contributed to this increase. Partially offsetting these increases were lower volumes and unfavorable price/mix for media in Retail Systems Solutions and the impact of printer volume increases within Consumer Inkjet Systems as the Company continues its investment in printer placements.

Included in gross profit for the six months ended June 30, 2010 is $550 million resulting from a non-recurring intellectual property licensing agreement, previously disclosed in the Company’s 2009 Annual Report on Form 10-K, that became effective in February 2010.  The license provided for a $100 million deposit paid in December 2009 and calls for payments totaling $450 million throughout 2010, which will be reduced by applicable withholding taxes.  Of this amount, $225 million (before applicable withholding taxes) was received by the Company in the first half of 2010. The Company expects to secure future licensing arrangements, the timing and amounts of which are difficult to predict.  These types of arrangements provide the Company with a return on portions of research and development investments.

Selling, General and Administrative Expenses

The increase in SG&A expenses for CDG was primarily driven by intellectual property litigation costs and increased advertising costs as compared with the prior year period.

FILM, PHOTOFINISHING AND ENTERTAINMENT GROUP

(dollars in millions)	Six Months Ended
	June 30,
	2010	% of Sales	2009	% of Sales	Increase / (Decrease)	% Change

Total net sales	$897		$1,096		$(199)	-18%
Cost of goods sold	738		874		(136)	-16%
Gross profit	159	17.7%	222	20.3%	(63)	-28%
Selling, general and administrative expenses	103	11%	145	13%	(42)	-29%
Research and development costs	11	1%	18	2%	(7)	-39%
Earnings from continuing operations before interest expense, other income (charges), net and income taxes	$45	5%	$59	5%	$(14)	-24%

	Six Months Ended
	June 30,		Percent Change vs. 2009
	2010 Amount	Change vs. 2009	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Total net sales	$897	-18.2%	-18.9%	-0.5%	1.2%	n/a

Gross profit margin	17.7%	-2.6pp	n/a	-0.7pp	0.7pp	-2.6pp

Revenues

The decrease in net sales for FPEG was primarily driven by volume declines across all SPGs within the segment, and the discontinuation of graphics film and closure of Qualex central lab operations in the U.S. and Canada in 2009.

Traditional Photofinishing sales decreased 15% from the prior year period, driven by volume declines including the closure of the Qualex central lab operations in the U.S. and Canada at the end of March 2009.

Net sales of Film Capture decreased 30% in the six months ended June 30, 2010 as compared with the same period of 2009 due to secular declines in the industry.

Net worldwide sales for Entertainment Imaging decreased 15% compared with the prior year period, primarily reflecting volume declines.  The lower volumes are due to the impact of the current economic climate on film makers, resulting in lower film production and the use of digital technology.  In addition, the growth in 3-D screens has further driven digital substitution.

Gross Profit

The decrease in FPEG gross profit in dollars and as a percentage of sales was primarily driven by lower sales volumes as mentioned above, as well as unfavorable price/mix within Film Capture and Entertainment Imaging and increased manufacturing and other costs driven by higher silver and other commodity costs.  These decreases were partially offset by favorable price/mix within Traditional Photofinishing due primarily to the closure of the Qualex central lab operations in the U.S. and Canada at the end of March 2009, as well as favorable foreign exchange.

Selling, General and Administrative Expenses

The decline in SG&A expenses for FPEG was attributable to focused cost reduction actions completed during 2009 that have resulted in lower SG&A expenses in 2010.

GRAPHIC COMMUNICATIONS GROUP

(dollars in millions)	Six Months Ended
	June 30,
	2010	% of Sales	2009	% of Sales	Increase / (Decrease)	% Change

Total net sales	$1,267		$1,273		$(6)	0%
Cost of goods sold	940		998		(58)	-6%
Gross profit	327	25.8%	275	21.6%	52	19%
Selling, general and administrative expenses	274	22%	268	21%	6	2%
Research and development costs	75	6%	95	7%	(20)	-21%
Loss from continuing operations before interest expense, other income (charges), net and income taxes	$(22)	-2%	$(88)	-7%	$66	75%

	Six Months Ended
	June 30,		Percent Change vs. 2009
	2010 Amount	Change vs. 2009	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net sales	$1,267	-0.5%	2.5%	-4.5%	1.5%	n/a

Gross profit margin	25.8%	4.2pp	n/a	-2.8pp	0.6pp	6.4pp

Revenues

Net sales for the GCG segment for the six months ended June 30, 2010 were essentially flat.  Volume improvements within Prepress Solutions, and the favorable impacts of foreign exchange across all SPGs were offset by unfavorable price/mix within Prepress Solutions.

Net sales of Prepress Solutions decreased 2% for the six months ended June 30, 2010, due to increased price pressures resulting from the current overcapacity in the industry.  This decrease was partially offset by improvements for digital plates driven by growth in emerging markets, and favorable impacts of foreign exchange.

Net sales of Digital Printing Solutions increased 5% primarily due to volume improvements in commercial inkjet equipment and consumables, driven by increased placements of VL systems and PROSPER S10 imprinting systems.

Net sales of Business Services and Solutions decreased 1%, due primarily to volume declines in business process services driven by the timing of services performed on existing customer contracts as compared with the prior year period.  In addition, volume declines for scanning services and media were due to decreased customer demand related to delays in upgrades of scanning capacity.  These declines were partially offset by sales stemming from the acquisition of the scanner division of BÖWE BELL + HOWELL, which closed in the third quarter of 2009, as well as increased organic volume and favorable price/mix for scanning equipment.

Gross Profit

The increase in gross profit, both in dollars and as a percentage of sales, was driven by reduced manufacturing costs due to lower aluminum costs and increased productivity, primarily within Prepress Solutions and Digital Printing Solutions, and favorable foreign exchange in Prepress Solutions.  These contributions to gross profit were partially offset by unfavorable price/mix within Prepress Solutions for reasons outlined in the Revenues discussion above.

Selling, General and Administrative Expenses

The increase in SG&A for GCG for the six months ended June 30, 2010 as compared with the prior year period was driven by increased advertising costs, primarily related to the IPEX trade show.

Research and Development Costs

The decrease in R&D costs for GCG was driven by an overall rationalization and refocusing of research and development spending in the segment.

RESTRUCTURING COSTS, RATIONALIZATION AND OTHER

The Company has engaged in restructuring programs in response to significant changes in the business and economic climates in which it operates. Recent restructuring programs included the 2004-2007 Program which was aimed at reducing and realigning our global workforce and assets in order to successfully navigate the transformation from a traditional to a digital imaging company, and the 2009 Program which focused on additional cost reductions to more appropriately size the organization as a result of the economic downturn.  In addition, the Company recognizes the need to continually rationalize its workforce and streamline its operations in the face of ongoing business and economic changes.  As a result, there may be supplemental provisions for new initiatives, as well as changes in estimates to amounts previously recorded, as payments are made or actions are completed.

The Company recorded $11 million of charges reported as Restructuring costs, rationalization and other in the accompanying Consolidated Statement of Operations for the three months ended June 30, 2010.

The Company recorded $25 million of charges, including $1 million of charges for accelerated depreciation, which was reported in Cost of goods sold in the accompanying Consolidated Statement of Operations, for the six months ended June 30, 2010.  The remaining costs incurred of $24 million, including $15 million of severance costs and $9 million of exit costs, were reported as Restructuring costs, rationalization and other in the accompanying Consolidated Statement of Operations for the six months ended June 30, 2010.  Severance and exit costs reserves require the outlay of cash, while accelerated depreciation represents a non-cash item.

During the three and six months ended June 30, 2010, the Company made cash payments related to restructuring and rationalization of approximately $22 million and $59 million, respectively.

The charges of $11 million recorded in the three months ended June 30, 2010 included $8 million applicable to FPEG, and $3 million that was applicable to manufacturing, research and development, and administrative functions, which are shared across all segments.  The charges of $25 million recorded in the six months ended June 30, 2010 included $10 million applicable to FPEG, $1 million applicable to CDG, $8 million applicable to GCG, and $6 million that was applicable to manufacturing, research and development, and administrative functions, which are shared across all segments.

The restructuring actions implemented in the second quarter of 2010 are expected to generate future annual cash savings of approximately $13 million.  These savings are expected to reduce future Cost of goods sold and SG&A expenses by $11 million and $2 million, respectively.  The Company began realizing these savings in the second quarter of 2010, and expects the majority of the savings to be realized by the end of 2010 as actions are completed.

The restructuring actions implemented in the first half of 2010 are expected to generate future annual cash savings of approximately $18 million.  These savings are expected to reduce future Cost of goods sold and SG&A expenses by $11 million and $7 million, respectively.  The Company began realizing these savings in the first half of 2010, and expects the majority of the savings to be realized by the end of 2010 as actions are completed.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Activity
	Six Months Ended
(in millions)	June 30,
	2010	2009	Change
Cash flows from operating activities:
Net cash used in operating activities	$(644)	$(942)	$298

Cash flows from investing activities:
Net cash used in investing activities	(35)	(53)	18

Cash flows from financing activities:
Net cash used in financing activities	(13)	(15)	2

Effect of exchange rate changes on cash	(19)	(3)	(16)

Net decrease in cash and cash equivalents	$(711)	$(1,013)	$302

Operating Activities

Net cash used in operating activities improved $298 million for the six months ended June 30, 2010 as compared with the corresponding period in 2009, due mainly to improvements in working capital (excluding the increase in miscellaneous receivables of $198 million that is related to revenue recognized in the first quarter of 2010 on a non-recurring intellectual property arrangement), primarily in the area of trade accounts payable.  Net cash received in the first half of 2010 for non-recurring license agreements was slightly less than cash received in the corresponding period in 2009.  The combination of these and other factors led to the use of cash in operating activities in the current period of $644 million, as compared with cash used on the same basis of $942 million in the prior year period.

Investing Activities

Net cash used in investing activities decreased $18 million for the six months ended June 30, 2010 as compared with the corresponding period in 2009, due primarily to an increase in proceeds received from the sale of businesses/assets.

Financing Activities

Net cash used in financing activities decreased $2 million for the six months ended June 30, 2010 as compared with the corresponding period in 2009.  Refer to discussion below for more details on current year financing activities.

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

Refer to Note 4, “Short-Term Borrowings and Long-Term Debt,” in the Notes to Financial Statements for further discussion of sources of liquidity, presentation of long-term debt, related maturities and interest rates as of June 30, 2010 and December 31, 2009.

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

The Indenture contains covenants limiting, among other things, the Company’s ability and the ability of the Company’s restricted subsidiaries (as defined in the Indenture) to (subject to certain exceptions and qualifications): incur additional debt or issue certain preferred stock; pay dividends or make distributions in respect of capital stock or make other restricted payments; make principal payments on, or purchase or redeem subordinated indebtedness prior to any scheduled principal payment or maturity; make certain investments; sell certain assets; create liens on assets; consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s and its subsidiaries’ assets; enter into certain transactions with affiliates; and designate the Company’s subsidiaries as unrestricted subsidiaries.  The Company was in compliance with these covenants as of June 30, 2010.

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

On March 5, 2010, the Company completed the private placement of the 2018 Senior Secured Notes and the repurchase of the KKR Notes.  KKR received cash equal to 100% of the principal amount plus accrued and unpaid interest.  The repurchase of the KKR Notes resulted in a loss on early debt extinguishment of $111 million, which is reported in Loss on early extinguishment of debt, net in the Statement of Operations for the six months ended June 30, 2010.  This loss was primarily the result of the principal repayment of $300 million exceeding the carrying value of approximately $195 million as of the repurchase date.

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

The repurchase of the 2013 Notes resulted in a gain on early debt extinguishment of approximately $9 million, reported in Loss on early extinguishment of debt, net in the Statement of Operations for the six months ended June 30, 2010.  The gain was a result of the principal repayment of approximately $190 million being less than the carrying value of the repurchased debt of $200 million.  $300 million of the 2013 Notes remain outstanding as of June 30, 2010.

Credit Facilities and Other Banking Arrangements

The Company has a revolving asset-based lending facility (the “Amended Credit Agreement”) that provides for a maximum borrowing availability of up to $500 million.  Advances under the Amended Credit Agreement are available based on the Company’s respective borrowing base from time to time.  The borrowing base is calculated based on designated percentages of eligible accounts receivable, inventory, machinery and equipment and, once mortgages are recorded, certain real property, subject to applicable reserves.  As of June 30, 2010, based on this borrowing base calculation and after deducting the face amount of letters of credit outstanding and collateral to secure other banking arrangements, the Company had $207 million available to borrow under the Amended Credit Agreement.  As of June 30, 2010, the Company had no debt for borrowed money outstanding under the Amended Credit Agreement.

In addition to the Amended Credit Agreement, the Company has other committed and uncommitted lines of credit as of June 30, 2010 totaling $9 million and $122 million, respectively.  These lines primarily support operational and borrowing needs of the Company’s subsidiaries, which include term loans, overdraft coverage, revolving credit lines, letters of credit, bank guarantees and vendor financing programs.  Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market conditions.  As of June 30, 2010, usage under these lines was approximately $39 million, all of which were supporting non-debt related obligations.

In addition to the lines of credit noted above, there were bank guarantees and letters of credit of $18 million and surety bonds of $29 million outstanding under other banking arrangements primarily to ensure payment of possible casualty and workers’ compensation claims, environmental liabilities, legal contingencies, rental payments, and to support various customs and trade activities.

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

On February 24, 2010, Moody’s issued a rating of Ba3 on the Company’s $500 million 9.75% Senior Secured Notes due 2018.

On February 24, 2010, S&P issued a rating of B- on the Company’s $500 million 9.75% Senior Secured Notes due 2018.

The Company does not have any rating downgrade triggers that would accelerate the maturity dates of its debt.  However, the Company could be required to increase the dollar amount of its letters of credit or provide other financial support up to an additional $11 million at the current credit ratings.  As of the filing date of this Form 10-Q, the Company has not been requested to materially increase its letters of credit or other financial support.  Downgrades in the Company’s credit rating or disruptions in the capital markets could impact borrowing costs and the nature of its funding alternatives.

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

Actual results may differ from those expressed or implied in forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the following risks, uncertainties, assumptions and factors as described in more detail in this report under the heading “risk factors” and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010 under the headings "Risk Factors,"  "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Cautionary Statement Pursuant to Safe Harbor Provisions the Private Litigation Reform Act of 1995" and in other filings the Company makes with the SEC from time to time:

•	Continued weakness or worsening of economic conditions which could continue to adversely impact our financial performance and our liquidity;
•	Whether we are successful with the strategic investment decisions we have made which could adversely affect our financial performance;
•	Whether we effectively anticipate technology trends and develop and market new products to respond to changing customer preferences which could adversely affect our revenue and earnings;
•	The competitive pressures we face which could adversely affect our revenue, earnings and market share;
•	Whether our commercialization and manufacturing processes fail to prevent product reliability and quality issues which could adversely affect our revenue, earnings and market share;
•
Whether we are successful in licensing and enforcing our intellectual property rights or in defending against alleged infringement of the intellectual property rights of others which could adversely affect our revenue, earnings, expenses and liquidity;

•	Whether we are able to provide competitive financing arrangements or extend credit to customers which could adversely impact our revenue and earnings;
•
Whether our pension and post-retirement plan costs and contribution levels are impacted by changes in actuarial assumptions, future market performance of plan assets or obligations imposed by legislative or regulatory authorities which could adversely affect our financial position, results of operation and cash flow;

•	Whether we are successful in attracting, retaining and motivating key employees which could adversely affect our revenue and earnings;
•	Changes in currency exchange rates, interest rates and commodity costs which could adversely impact our results of operations and financial position;
•	Our reliance on third party suppliers which could adversely affect our revenue, earnings and results of operations; and
•	Whether we are required to recognize additional impairments in the value of our goodwill which could increase expenses and reduce profitability.

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

On November 20, 2008, Research in Motion Ltd. and Research in Motion Corp. (collectively “RIM”) filed a declaratory judgment action against the Company in Federal District Court in the Northern District of Texas.  The suit, Research in Motion Limited and Research in Motion Corporation v. Eastman Kodak Company, seeks to invalidate certain Company patents related to digital camera technology and software object linking, and seeks a determination that RIM handheld devices do not infringe such patents.  On February 17, 2009, the Company filed its answer and counterclaims for infringement of each of these same patents.  A Markman Hearing was held on March 23, 2010.  The Court has not yet issued its Markman decision.  The Company intends to vigorously defend itself.

On January 14, 2010 the Company filed a complaint with the ITC against Apple Inc. and Research in Motion Limited (RIM) for infringement of patents related to digital camera technology.  In the Matter of Certain Mobile Telephones and Wireless Communication Devices Featuring Digital Cameras and Components Thereof, the Company is seeking a limited exclusion order preventing importation of infringing devices including iPHONES and camera enabled BLACKBERRY devices.  On February 16, 2010, the ITC ordered that an investigation be instituted to determine whether importation or sale of the accused Apple and RIM devices constitutes violation of the Tariff Act of 1930.  A hearing has been scheduled for September 1, 2010.  A Markman Hearing was held in May 2010 and an initial determination was issued by the Administrative Law Judge in June 2010, which determination is being reviewed by the Commission.

On January 14, 2010 the Company filed two suits against Apple Inc. in the Federal District Court in the Western District of New York (Eastman Kodak Company v. Apple Inc.) claiming infringement of patents related to digital cameras and certain computer processes.  The Company is seeking unspecified damages and other relief.  The case related to digital cameras has been stayed pending the ITC action referenced above.  On April 15, 2010, Apple Inc. filed a counterclaim against Kodak claiming infringement of patents related to digital cameras and all-in-one printers.  The Company intends to vigorously defend itself.

On April 15, 2010, Apple Inc. filed a complaint in the ITC against Kodak asserting infringement of patents related to digital cameras.  In the Matter of Certain Digital Imaging Devices and Related Software, Apple is seeking a limited exclusion order preventing importation of infringing devices.  On April 15, 2010 Apple also filed in Federal District Court in the Northern District of California (Apple Inc. V. Eastman Kodak Company) a complaint asserting infringement of the same patents asserted in the ITC.  The Company intends to vigorously defend itself.

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
The global economic recession and declines in consumption in our end markets have adversely affected sales of both commercial and consumer products and profitability for such products.  Further, the global financial markets have been experiencing volatility.  Slower sales of consumer digital products due to the uncertain economic environment could lead to reduced sales and earnings while inventory increases.  Economic conditions could also accelerate the continuing decline in demand for traditional products, which could also place pressure on our results of operations and liquidity.  As a result of the tightening of credit in the global financial markets, our commercial customers have experienced difficulty in obtaining financing for significant equipment purchases, resulting in a decrease in, or cancellation of, orders for our products and services and we can provide no assurance that this trend will not continue.  In addition, accounts receivable and past due accounts could increase due to a decline in our customers’ ability to pay as a result of the economic downturn, and our liquidity, including our ability to use credit lines, could be negatively impacted by failures of financial instrument counterparties, including banks and other financial institutions.  If the global economic weakness and tightness in the credit markets continue for a greater period of time than anticipated or worsen, our profitability and related cash generation capability could be adversely affected and, therefore, affect our ability to meet our anticipated cash needs, impair our liquidity or increase our costs of borrowing.

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

If we cannot effectively anticipate technology trends and develop and market new products to respond to changing customer preferences, this could adversely affect our revenue and earnings.
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
The markets in which we do business are highly competitive, and we encounter aggressive price competition for all our products and services from numerous companies globally.  Over the past several years, price competition in the market for digital products, film products and services has been particularly intense as competitors have aggressively cut prices and lowered their profit margins for these products.  Our results of operations and financial condition may be adversely affected by these and other industry wide pricing pressures.  If our products, services and pricing are not sufficiently competitive with current and future competitors, we could also lose market share, adversely affecting our revenue and gross margins.

If our commercialization and manufacturing processes fail to prevent product reliability and quality issues, our expenses may increase, our liquidity may decrease, or our reputation may be harmed, any of which could have an adverse effect on our revenue, earnings and market share.
In developing, commercializing and manufacturing our products and services, we must adequately address reliability and other quality issues, including defects in our engineering, design and manufacturing processes, as well as defects in third-party components included in our products.  Because our products are becoming increasingly sophisticated and complicated to develop and commercialize with rapid advances in technologies, the occurrence of defects may increase, particularly with the introduction of new product lines.  Although we have established internal procedures to minimize risks that may arise from product quality issues, there can be no assurance that we will be able to eliminate or mitigate occurrences of these issues and associated liabilities.  Finding solutions to quality issues can be expensive and we may also incur expenses in connection with, for example, product recalls and warranty or other service obligations.  We may also face lawsuits if our products do not meet customer expectations.  In addition, quality issues can impair our relationships with new or existing customers and adversely affect our brand image, and our reputation as a producer of high quality products could suffer, which could adversely affect our business as well as our financial results.

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

If we cannot attract, retain and motivate key employees, our revenue and earnings could be harmed.
In order for us to be successful, we must continue to attract, retain and motivate executives and other key employees, including technical, managerial, marketing, sales, research and support positions.  Hiring and retaining qualified executives, research and engineering professionals, and qualified sales representatives is critical to our future.   The market for experienced employees with digital skills is highly competitive and, therefore, our ability to attract such talent will depend on a number of factors, including compensation and benefits, work location and persuading potential employees that we are well positioned for success in the digital markets in which we are operating.  Given that our compensation plans are highly performance based and given the potential impact of the global economy on our current and future performance, it may become more challenging to retain key employees.  We also must keep employees focused on our strategic initiatives and goals in order to be successful.  Our past restructuring actions harm our efforts to attract and retain key employees.  If we cannot attract properly qualified individuals, retain key executives and employees or motivate our employees, our business could be harmed.

Our sales are typically concentrated in the last four months of the fiscal year, therefore, lower than expected demand or increases in costs during that period may have a pronounced negative effect on our results of operations.
The demand for our consumer products is largely discretionary in nature, and sales and earnings of our consumer businesses are linked to the timing of holidays, vacations, and other leisure or gifting seasons.  Accordingly, we have typically experienced greater net sales in the fourth fiscal quarter as compared to the other three quarters.  Developments, such as lower-than-anticipated demand for our products, an internal systems failure, increases in materials costs, or failure of or performance problems with one of our key logistics, components supply, or manufacturing partners, could have a material adverse impact on our financial condition and operating results, particularly if such developments occur late in the third quarter or during the fourth fiscal quarter.  Further, with respect to the Graphic Communications Group segment, equipment and consumable sales in the commercial marketplace peak in the fourth quarter based on increased commercial print demand.  Tight credit markets that limit capital investments or a weak economy that decreases print demand could negatively impact equipment or consumable sales.  In addition, our inability to achieve intellectual property licensing revenues in the timeframe and amount we anticipate could adversely affect our revenues, earnings and cash flow.  These external developments are often unpredictable and may have an adverse impact on our business and results of operations.

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
As a result of our global operating and financing activities, we are exposed to changes in currency exchange rates and interest rates, which may adversely affect our results of operations and financial position.  Exchange rates and interest rates in markets in which we do business tend to be volatile and at times, our sales can be negatively impacted across all of our segments depending upon the value of the U.S. dollar, the Euro and other major currencies.  In addition, our products contain silver, aluminum, petroleum based or other commodity-based raw materials, the changes in the costs of which can be volatile.  If the global economic situation remains uncertain or worsens, there could be further volatility in changes in currency exchange rates, interest rates and commodity prices, which could have negative effects on our revenue and earnings.

We have outsourced a significant portion of our overall worldwide manufacturing, logistics and back office operations and face the risks associated with reliance on third party suppliers.
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

As a result of such risks, our costs could be higher than planned and the reliability of our products could be negatively impacted.  Other supplier problems that we could face include electronic component shortages, excess supply, risks related to duration of our contracts with suppliers for components and materials and risks related to dependency on single source suppliers on favorable terms or at all.  If any of these risks were to be realized, and assuming alternative third party relationships could not be established, we could experience interruptions in supply or increases in costs that might result in our inability to meet customer demand for our products, damage to our relationships with our customers, and reduced market share, all of which could adversely affect our results of operations and financial condition.

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

System integration issues could adversely affect our financial reporting, revenue and earnings.
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
We recognize the need to continually rationalize our workforce and streamline our operations to remain competitive in the face of an ever-changing business and economic climate.  If we fail to implement cost rationalization plans such as restructuring of manufacturing, supply chain, marketing sales and administrative resources ahead of declining demand for certain of our products and services, our operations results, financial position and liquidity could be negatively impacted.  Additionally, if restructuring plans are not effectively managed, we may experience lost customer sales, product delays and other unanticipated effects, causing harm to our business and customer relationships.  Finally, the timing and implementation of these plans require compliance with numerous laws and regulations, including local labor laws, and the failure to comply with such requirements may result in damages, fines and penalties which could adversely affect our business.

Our future results could be harmed by economic, political, regulatory and other risks associated with international sales and operations.
Because we sell our products worldwide and many of the facilities where our products are manufactured, distributed and supported are located outside the United States, our business is subject to risks associated with doing business internationally, such as:

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
Our significant debt and debt service requirements could adversely affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities.  For example, our high level of debt presents the following risks:

•
we are required to use a substantial portion of our cash flow from operations to pay principal and interest on our debt, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, product development efforts, acquisitions, investments and strategic alliances and other general corporate requirements;

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
A breach of any of the covenants contained in our Credit Agreement or our other financing arrangements, or our inability to comply with the required financial ratio in our Credit Agreement, when applicable, could result in a default under the Credit Agreement.  If an event of default occurs and we are not able to obtain a waiver from the requisite lenders under the Credit Agreement, the administrative agent of the Credit Agreement may, and at the request of the requisite lenders shall, declare all of our outstanding obligations under the Credit Agreement, together with accrued interest and fees, to be immediately due and payable, and may terminate the lenders’ commitments thereunder, cease making further loans and institute foreclosure proceedings against our assets.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Refer to Note 4, “Short-Term Borrowings and Long-Term Debt” in the Notes to Financial Statements in Part I, Item 1 of this report for information on working capital restrictions and limitations on the Company’s ability to pay dividends under its debt agreements.

Item 6.  Exhibits

(a)  Exhibits required as part of this report are listed in the index appearing on page 55.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EASTMAN KODAK COMPANY
(Registrant)

Date:July 28, 2010                                     /s/ Eric Samuels
Eric Samuels
Chief Accounting Officer and Corporate Controller

Eastman Kodak Company and Subsidiary Companies
Index to Exhibits

Exhibit:	Where Exhibit may be found:

(3.1) Certificate of Incorporation, as amended and restated May 11, 2005.	Filed as an Exhibit to Form 10-Q for the quarterly period ended June 30, 2005, Exhibit 3.
(3.2) By-laws, as amended and restated February 24, 2009.	Filed as an Exhibit to Form 8-K for the date February 24, 2009, as filed on March 3, 2009, Exhibit 3.2.
(4.1) Indenture, dated as of March 5, 2010, by and among the Company, the Subsidiary Guarantors and The Bank of New York Mellon, as trustee.	Filed as an Exhibit to Form 8-K for the date March 5, 2010, as filed on March 10, 2010, Exhibit 4.1.
(4.9 a) Amendment No. 1 to the Security Agreement, dated October 18, 2005, amended and restated as of March 31, 2009, from the grantors party thereto to Citicorp USA, Inc.	Filed as an Exhibit to Form 10-Q for the quarterly period ended March 31, 2010, Exhibit 4.9 a.
(4.9 b) Amendment No. 2 to the Security Agreement, dated October 18, 2005, amended and restated as of March 31, 2009, from the grantors party thereto to Citicorp USA, Inc.	Filed as an Exhibit to Form 10-Q for the quarterly period ended March 31, 2010, Exhibit 4.9 b.
(4.10 a) Amendment No. 1 to the Canadian Security Agreement, dated October 18, 2005, amended and restated as of March 31, 2009, from the grantors party thereto to Citicorp USA, Inc.	Filed as an Exhibit to Form 10-Q for the quarterly period ended March 31, 2010, Exhibit 4.10 a.
(4.10 b) Amendment No. 2 to the Canadian Security Agreement, dated October 18, 2005, amended and restated as of March 31, 2009, from the grantors party thereto to Citicorp USA, Inc.	Filed as an Exhibit to Form 10-Q for the quarterly period ended March 31, 2010, Exhibit 4.10 b.
(4.16) Note Purchase Agreement, dated as of February 24, 2010, by and among Eastman Kodak Company and KKR et al.	Filed as an Exhibit to Form 10-Q for the quarterly period ended March 31, 2010, Exhibit 4.16.
(10.1) Security Agreement, dated as of March 5, 2010, by and among the Company, the Subsidiary Guarantors and The Bank of New York Mellon, as collateral agent.	Filed as an Exhibit to Form 8-K for the date March 5, 2010, as filed on March 10, 2010, Exhibit 10.1.
(10.2) Collateral Trust Agreement, dated as of March 5, 2010, by and among the Company, the Subsidiary Guarantors and The Bank of New York Mellon, as collateral agent.	Filed as an Exhibit to Form 8-K for the date March 5, 2010, as filed on March 10, 2010, Exhibit 10.2.
(10.6) Administrative Guide for the 2010 Performance Stock Unit Program under Article 7 (Performance Awards) of the 2005 Omnibus Long-Term Compensation Plan, Granted to Antonio M. Perez	Filed as an Exhibit to Form 10-Q for the quarterly period ended March 31, 2010, Exhibit 10.6.
(12) Statement Re Computation of Ratio of Earnings to Fixed Charges.	Filed Herewith
(31.1) Certification.	Filed Herewith
(31.2) Certification.	Filed Herewith
(32.1) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed Herewith
(32.2) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed Herewith
(101.CAL) XBRL Taxonomy Extension Calculation Linkbase	Filed Herewith
(101.INS) XBRL Instance Document	Filed Herewith
(101.LAB) XBRL Taxonomy Extension Label Linkbase	Filed Herewith
(101.PRE) XBRL Taxonomy Extension Presentation Linkbase	Filed Herewith
(101.SCH) XBRL Taxonomy Extension Schema Linkbase	Filed Herewith