Form 10-Q
period 2010-09-30
EASTMAN KODAK CO
filed 2010-10-28
CIK 31235

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]  Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010
or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes    [   ]            No    [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each Class	Number of shares Outstanding at October 22, 2010
Common Stock, $2.50 par value	268,876,597

Eastman Kodak Company
Form 10-Q
September 30, 2010

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
(in millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net sales	$1,758	$1,781	$5,260	$5,024
Cost of goods sold	1,282	1,420	3,686	4,143
Gross profit	476	361	1,574	881
Selling, general and administrative expenses	314	318	937	955
Research and development costs	83	81	243	270
Restructuring costs, rationalization and other	24	33	48	179
Other operating (income) expenses, net	(3)	10	(1)	13
Earnings (loss) from continuing operations before interest expense, other income (charges), net and income taxes	58	(81)	347	(536)
Interest expense	38	27	117	75
Loss on early extinguishment of debt, net	-	-	102	-
Other income (charges), net	8	9	4	8
Earnings (loss) from continuing operations before income taxes	28	(99)	132	(603)
Provision for income taxes	71	12	223	59
Loss from continuing operations	(43)	(111)	(91)	(662)
(Loss) earnings from discontinued operations, net of income taxes	-	-	(1)	3
Extraordinary item, net of tax	-	-	-	6
NET LOSS ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$(43)	$(111)	$(92)	$(653)

Basic and diluted net (loss) earnings per share attributable to Eastman Kodak Company common shareholders:
Continuing operations	$(0.16)	$(0.41)	$(0.34)	$(2.47)
Discontinued operations	-	-	-	0.01
Extraordinary item, net of tax	-	-	-	0.02
Total	$(0.16)	$(0.41)	$(0.34)	$(2.44)

Number of common shares used in basic and diluted net (loss) earnings per share	268.5	268.2	268.4	268.2

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
CONSOLIDATED STATEMENT OF RETAINED EARNINGS (Unaudited)
(in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Retained earnings at beginning of period	$5,620	$5,359	$5,676	$5,903
Net loss	(43)	(111)	(92)	(653)
Loss from issuance of treasury stock	(12)	(2)	(19)	(4)
Retained earnings at end of period	$5,565	$5,246	$5,565	$5,246

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
CONSOLIDATED STATEMENT OF FINANCIAL POSITION (Unaudited)

(in millions)	September 30,	December 31,
	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$1,397	$2,024
Receivables, net	1,314	1,395
Inventories, net	849	679
Other current assets	211	205
Total current assets	3,771	4,303
Property, plant and equipment, net of accumulated depreciation of $5,183 and $5,178, respectively	1,069	1,254
Goodwill	916	907
Other long-term assets	1,173	1,227
TOTAL ASSETS	$6,929	$7,691
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities
Accounts payable, trade	$726	$919
Short-term borrowings and current portion of long-term debt	61	62
Other current liabilities	1,578	1,915
Total current liabilities	2,365	2,896
Long-term debt, net of current portion	1,189	1,129
Pension and other postretirement liabilities	2,628	2,694
Other long-term liabilities	960	1,005
Total liabilities	7,142	7,724

Commitments and Contingencies (Note 7)

Equity (Deficit)
Common stock, $2.50 par value	978	978
Additional paid in capital	1,101	1,093
Retained earnings	5,565	5,676
Accumulated other comprehensive loss	(1,864)	(1,760)
	5,780	5,987
Less: Treasury stock, at cost	(5,995)	(6,022)
Total Eastman Kodak Company shareholders’ deficit	(215)	(35)
Noncontrolling interests	2	2
Total deficit	(213)	(33)

TOTAL LIABILITIES AND DEFICIT	$6,929	$7,691

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2010	2009

Cash flows from operating activities:
Net loss	$(92)	$(653)
Adjustments to reconcile to net cash used in operating activities:
Loss (earnings) from discontinued operations, net of income taxes	1	(3)
Earnings from extraordinary item, net of income taxes	-	(6)
Depreciation and amortization	289	328
Loss on sales of businesses/assets	2	7
Loss on early extinguishment of debt, net	102	-
Non-cash restructuring and rationalization costs, asset impairments and other charges	2	17
Provision (benefit) for deferred income taxes	37	(61)
Decrease in receivables	68	431
(Increase) decrease in inventories	(178)	70
Decrease in liabilities excluding borrowings	(663)	(1,000)
Other items, net	(72)	(88)
Total adjustments	(412)	(305)
Net cash used in operating activities	(504)	(958)
Cash flows from investing activities:
Funding of restricted cash account	-	(575)
Additions to properties	(87)	(96)
Proceeds from sales of businesses/assets	17	47
Business acquisitions, net of cash acquired	-	(17)
Marketable securities - sales	65	28
Marketable securities - purchases	(59)	(28)
Net cash used in investing activities	(64)	(641)
Cash flows from financing activities:
Proceeds from borrowings	491	700
Repayment of borrowings	(542)	(74)
Debt and equity issuance costs	(12)	(30)
Net cash (used in) provided by financing activities	(63)	596
Effect of exchange rate changes on cash	4	5
Net decrease in cash and cash equivalents	(627)	(998)
Cash and cash equivalents, beginning of period	2,024	2,145
Cash and cash equivalents, end of period	$1,397	$1,147

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

NOTE 2:  RECEIVABLES, NET

	As of
	September 30,	December 31,
(in millions)	2010	2009

Trade receivables	$1,073	$1,238
Miscellaneous receivables	241	157
Total (net of allowances of $79 and $98 as of September 30, 2010 and December 31, 2009, respectively)	$1,314	$1,395

Approximately $188 million and $218 million of the total trade receivable amounts as of September 30, 2010 and December 31, 2009, respectively, are expected to be settled through customer deductions in lieu of cash payments.  Such deductions represent rebates owed to the customer and are included in Other current liabilities in the accompanying Consolidated Statement of Financial Position at each respective balance sheet date.  The increase in miscellaneous receivables was due to revenue of $550 million being recognized in the first quarter of 2010 for a non-recurring intellectual property arrangement, for which approximately $113 million is due during the remainder of 2010.  Approximately $19 million of the receivable will be withheld at the time of receipt to satisfy tax obligations.

NOTE 3:  INVENTORIES, NET

	As of
(in millions)	September 30,	December 31,
	2010	2009

Finished goods	$505	$409
Work in process	197	164
Raw materials	147	106

Total	$849	$679

NOTE 4:  GOODWILL

The carrying value of goodwill by reportable segment is as follows:

	As of
	September 30,	December 31,
(in millions)	2010	2009

Consumer Digital Imaging Group	$197	$195
Film, Photofinishing and Entertainment Group	626	618
Graphic Communications Group	93	94
Total	$916	$907

The Company tests goodwill for impairment annually on September 30, or whenever events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount.  The Company tests goodwill for impairment at a level of reporting referred to as a reporting unit, which is an operating segment or one level below an operating segment (referred to as a component).  A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component.  When two or more components of an operating segment have similar economic characteristics, the components are aggregated and deemed a single reporting unit.  An operating segment is deemed to be a reporting unit if all of its components are similar, if none of its components is a reporting unit, or if the segment comprises only a single component.

The components of the Film, Photofinishing and Entertainment Group (FPEG) operating segment are similar and, therefore, the segment meets the definition of a reporting unit.  Likewise, the components of the Consumer Digital Imaging Group (CDG) are similar and, therefore, the segment meets the definition of a reporting unit.  The Graphic Communications Group (GCG) operating segment has two reporting units: the Business Services and Solutions Group (BSSG) reporting unit and the Commercial Printing reporting unit (consisting of the Prepress Solutions and Digital Printing Solutions strategic product groups).  The Commercial Printing reporting unit consists of components that have similar economic characteristics and, therefore, have been aggregated into a single reporting unit.

The Company’s reporting units changed in 2010 as a result of organizational changes that became effective in the current year.  Image Sensor Solutions (ISS) was a reporting unit in 2009.  ISS no longer meets the definition of a component and, therefore, no longer qualifies as a reporting unit.  ISS is now a part of the CDG reporting unit.  The ISS reporting unit did not have any goodwill allocated to it in the prior year.  In addition, within the GCG operating segment, the Enterprise Solutions strategic product group (SPG) was combined with the Document Imaging SPG to form a new SPG called BSSG, which meets the definition of a component and a reporting unit.  The Document Imaging SPG was a reporting unit in the prior year.  The remainder of the GCG operating segment represents the Commercial Printing reporting unit, as noted above.  These 2010 reporting structure changes had no impact on the Company’s segment reporting.

Goodwill is tested by initially comparing the fair value of each of the Company’s reporting units to their related carrying values.  If the fair value of the reporting unit is less than its carrying value, the Company must determine the implied fair value of the goodwill associated with that reporting unit.  The implied fair value of goodwill is determined by first allocating the fair value of the reporting unit to all of its assets and liabilities and then computing the excess of the reporting unit’s fair value over the amounts assigned to the assets and liabilities.  If the carrying value of goodwill exceeds the implied fair value of goodwill, such excess represents the amount of goodwill impairment charge that must be recognized.

Determining the fair value of a reporting unit involves the use of significant estimates and assumptions.  The Company estimates the fair value of its reporting units utilizing income and market approaches through the application of discounted cash flow and market comparable methods, respectively.  To estimate fair value utilizing the income approach, the Company established an estimate of future cash flows for each reporting unit and discounted those estimated future cash flows to present value.  Key assumptions used in the income approach were: (a) expected cash flows for the period from October 1, 2010 to December 31, 2015; and (b) discount rates of 15% to 28%, which were based on the Company’s best estimates of the after-tax weighted-average cost of capital of each reporting unit.  To estimate fair value utilizing the market comparable methodology, the Company applied valuation multiples, derived from publicly-traded benchmark companies, to operating data of each reporting unit.  Benchmark companies are selected for each reporting unit based on comparability of the underlying business and economics, and if they could potentially purchase the reporting unit.  Key assumptions used in the market approach include the selection of appropriate benchmark companies and the selection of an appropriate market value multiple for each reporting unit based on a comparison of the reporting unit with the benchmark companies as of the impairment testing date.  Both the income and market approaches estimate fair values based on ability to generate earnings and are, therefore, meaningful in estimating the fair value of each of the Company’s reporting units.  The use of each methodology also provides corroboration for the other methodology.  Consistent with prior years, with the exception of the FPEG reporting unit, the Company determined fair value of each of its reporting units using 50% weighting for each valuation methodology as we believe that each methodology provides equally valuable information.  The Company determined fair value for the FPEG reporting unit using only the income approach due to the unique circumstances of the film and photofinishing industry.

Based upon the results of the Company’s September 30, 2010 analysis, no impairment of goodwill was indicated.

A 20 percent change in estimated future cash flows or a 10 percentage point change in discount rate would not have caused a goodwill impairment to be recognized by the Company for any of its reporting units as of September 30, 2010.  Each of the Company’s reporting units, with the exception of the CDG reporting unit, has a negative carrying value as of September 30, 2010.    Impairment of goodwill could occur in the future if market or interest rate environments deteriorate, expected future cash flows decrease, or if reporting unit carrying values change materially compared with changes in respective fair values.

NOTE 5:  SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Long-term debt and related maturities and interest rates were as follows at September 30, 2010 and December 31, 2009:

				As of
(in millions)				September 30, 2010	December 31, 2009

			Weighted-Average
			Effective
			Interest	Carrying	Carrying
Country	Type	Maturity	Rate	Value	Value

U.S.	Convertible	2010	3.38%	$11	$12
U.S.	Term note	2010-2013	6.16%	27	35
Germany	Term note	2010-2013	6.16%	107	141
U.S.	Term note	2013	7.25%	300	500
U.S.	Secured term note	2017	19.36%	-	195
U.S.	Convertible	2017	12.75%	302	295
U.S.	Term note	2018	9.95%	3	3
U.S.	Secured term note	2018	10.11%	490	-
U.S.	Term note	2021	9.20%	10	10

				1,250	1,191
Current portion of long-term debt				(61)	(62)
Long-term debt, net of current portion				$1,189	$1,129

Annual maturities (in millions) of long-term debt outstanding at September 30, 2010 were as follows:

	Carrying	Maturity
	Value	Value

2010	$11	$11
2011	47	50
2012	45	50
2013	342	350
2014	-	-
2015 and thereafter	805	913
Total	$1,250	$1,374

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

The Indenture contains covenants limiting, among other things, the Company’s ability and the ability of the Company’s restricted subsidiaries (as defined in the Indenture) to (subject to certain exceptions and qualifications): incur additional debt or issue certain preferred stock; pay dividends or make distributions in respect of capital stock or make other restricted payments; make principal payments on, or purchase or redeem subordinated indebtedness prior to any scheduled principal payment or maturity; make certain investments; sell certain assets; create liens on assets; consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s and its subsidiaries’ assets; enter into certain transactions with affiliates; and designate the Company’s subsidiaries as unrestricted subsidiaries.  The Company was in compliance with these covenants as of September 30, 2010.

The 2018 Senior Secured Notes are fully and unconditionally guaranteed (the “guarantees”) on a senior secured basis by each of the Company’s existing and future direct or indirect 100% owned domestic subsidiaries, subject to certain exceptions (the “Subsidiary Guarantors”).  The 2018 Senior Secured Notes and guarantees are secured by second-priority liens, subject to permitted liens, on substantially all of the Company’s domestic assets and substantially all of the domestic assets of the Subsidiary Guarantors pursuant to a security agreement entered into with Bank of New York Mellon as second lien collateral agent on March 5, 2010.  The carrying value of the assets pledged as collateral at September 30, 2010 was approximately $2 billion.

The 2018 Senior Secured Notes are the Company’s senior secured obligations and rank senior in right of payment to any future subordinated indebtedness; rank equally in right of payment with all of the Company’s existing and future senior indebtedness; are effectively senior in right of payment to the Company’s existing and future unsecured indebtedness, are effectively subordinated in right of payment to indebtedness under the Company’s Amended Credit Agreement (as defined below) to the extent of the collateral securing such indebtedness on a first-priority basis; and effectively are subordinated in right of payment to all existing and future indebtedness and other liabilities of the Company’s non-guarantor subsidiaries.

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

On March 5, 2010, the Company completed the repurchase of the KKR Notes.  KKR received cash equal to 100% of the principal amount plus accrued and unpaid interest.  The repurchase of the KKR Notes resulted in a loss on early debt extinguishment of $111 million, which was reported in Loss on early extinguishment of debt, net in the Statement of Operations for the nine months ended September 30, 2010.  This loss was primarily the result of the principal repayment of $300 million exceeding the carrying value of the KKR Notes by approximately $195 million as of the repurchase date.

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

The repurchase of the 2013 Notes resulted in a gain on early debt extinguishment of approximately $9 million, reported in Loss on early extinguishment of debt, net in the Statement of Operations for the nine months ended September 30, 2010.  The gain was a result of the principal repayment of approximately $190 million being less than the carrying value of the repurchased debt of $200 million.  As of September 30, 2010, $300 million of the 2013 Notes remain outstanding.

Amended Credit Agreement
On February 10, 2010, the Company and its subsidiary, Kodak Canada, Inc. (together the “Borrowers”), together with the Company’s U.S. subsidiaries as guarantors (the “Guarantors”), agreed to amend the Amended and Restated Credit Agreement dated March 31, 2009 (the “Amended Credit Agreement”) with the named lenders and Citicorp, USA, Inc., as agent, in order to allow the Company to incur additional permitted senior debt of up to $200 million aggregate principal amount, and debt that refinances existing debt and permitted senior debt so long as the refinancing debt meets certain requirements.  In connection with the amendment, the Company reduced the commitments of its non-extending lenders by approximately $125 million.  This change did not reduce the maximum borrowing availability of up to $500 million under the Amended Credit Agreement.  On October 18, 2010, the non-extending lender commitments expired capping the Company’s borrowing limit to the $410 million of extending lender commitments as of that date.  The Company may continue to add additional lender commitments to the Amended Credit Agreement up to the maximum borrowing availability of $500 million.

Advances under the Amended Credit Agreement are available based on the Borrowers’ respective borrowing base from time to time.  The borrowing base is calculated based on designated percentages of eligible accounts receivable, inventory, machinery and equipment and, once mortgages are recorded, certain real property, subject to applicable reserves.  As of September 30, 2010, based on this borrowing base calculation and after deducting the face amount of letters of credit outstanding of $131 million and $100 million of collateral to secure other banking arrangements, the Company had $224 million available to borrow under the Amended Credit Agreement.  As of September 30, 2010, the Company had no debt for borrowed money outstanding under the Amended Credit Agreement.

In addition to letters of credit outstanding under the Amended Credit Agreement of $131 million, there were bank guarantees and letters of credit of $17 million and surety bonds of $39 million outstanding under other banking arrangements primarily to ensure payment of possible casualty and workers’ compensation claims, environmental liabilities, legal contingencies, rental payments, and to support various customs and trade activities.

Under the terms of the Amended Credit Agreement, the Company has agreed to certain affirmative and negative covenants customary in similar asset-based lending facilities.  In the event the Company’s excess availability under the borrowing base formula under the Amended Credit Agreement falls below $100 million for three consecutive business days, among other things, the Company must maintain a fixed charge coverage ratio of not less than 1.1 to 1.0 until the excess availability is greater than $100 million for 30 consecutive days.  For the quarter ended September 30, 2010, excess availability was greater than $100 million.  The Company is also required to maintain cash and cash equivalents in the U.S. of at least $250 million.  The negative covenants limit, under certain circumstances, among other things, the Company’s ability to incur additional debt or liens, make certain investments, make shareholder distributions or prepay debt, except as permitted under the terms of the Amended Credit Agreement.  The Company was in compliance with all covenants under the Amended Credit Agreement as of September 30, 2010.

In addition to the Amended Credit Agreement, the Company has other committed and uncommitted lines of credit as of September 30, 2010 totaling $19 million and $131 million, respectively.  These lines primarily support operational and borrowing needs of the Company’s subsidiaries, which include term loans, overdraft coverage, revolving credit lines, letters of credit, bank guarantees and vendor financing programs.  Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market conditions.  As of September 30, 2010, usage under these lines was approximately $44 million all of which were supporting non-debt related obligations.

NOTE 6:  INCOME TAXES

The Company’s income tax provision and effective tax rate were as follows:

(dollars in millions)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Earnings (loss) from continuing operations before income taxes	$28	$(99)	$132	$(603)
Effective tax rate	253.6%	(12.1)%	168.9%	(9.8)%
Provision for income taxes	$71	$12	$223	$59
Provision (benefit) for income taxes @ 35%	$10	$(35)	$46	$(211)
Difference between tax at effective vs. statutory rate	$61	$47	$177	$270

For the three and nine months ended September 30, 2010, the difference between the Company’s recorded provision and the provision that would result from applying the U.S. statutory rate of 35.0% is primarily attributable to: (1) withholding taxes related to licensing revenue,  (2) losses generated within the U.S. and certain jurisdictions outside the U.S. for which no benefit was recognized due to management’s conclusion that it was more likely than not that the tax benefits would not be realized, and (3) the mix of earnings from operations in certain lower-taxed jurisdictions outside the U.S.

For the three and nine months ended September 30, 2009, the difference between the Company’s recorded provision and the benefit that would result from applying the U.S. statutory rate of 35.0% is primarily attributable to: (1) losses generated within the U.S. and certain jurisdictions outside the U.S. for which no benefit was recognized due to management’s conclusion that it was more likely than not that the tax benefits would not be realized; and (2) the mix of earnings from operations in certain lower-taxed jurisdictions outside the U.S.  For the nine months ended September 30, 2009, the difference between the Company’s recorded provision and the benefit that would result from applying the U.S. statutory rate of 35.0% is also attributable to adjustments for uncertain tax positions and tax audits.

NOTE 7:  COMMITMENTS AND CONTINGENCIES

Environmental

The Company’s undiscounted accrued liabilities for future environmental investigation, remediation, and monitoring costs are composed of the following items:

	As of
(in millions)	September 30,	December 31,
	2010	2009

Eastman Business Park site, Rochester, NY	$50	$51
Other operating sites	10	10
Sites associated with former operations	21	21
Sites associated with the non-imaging health business sold in 1994	19	20
Total	$100	$102

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

A Consent Decree was signed in 1994 in settlement of a civil complaint brought by the U.S. Environmental Protection Agency and the U.S. Department of Justice.  In connection with the Consent Decree, the Company has completed the required compliance schedule, under which the Company improved its waste characterization procedures, upgraded one of its incinerators, and upgraded its industrial sewer system.  As of October 26, 2010, the court overseeing this matter has terminated the Consent Decree.  Costs associated with the sewer inspection program have not been material.

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

Estimates of the amount and timing of future costs of environmental remediation requirements are by their nature imprecise because of the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of presently unknown remediation sites and the allocation of costs among the potentially responsible parties.  Based upon information presently available, such future costs are not expected to have a material effect on the Company’s competitive or financial position.  However, such costs could be material to results of operations and/or cash flows in a particular future quarter or year.

Other Commitments and Contingencies

As of September 30, 2010, the Company had outstanding letters of credit of $131 million issued under the Amended Credit Agreement, as well as bank guarantees and letters of credit of $17 million and surety bonds in the amount of $39 million primarily to ensure the payment of possible casualty and workers’ compensation claims, environmental liabilities, legal contingencies, rental payments, and to support various customs, tax and trade activities.

The Company’s Brazilian operations are involved in governmental assessments of indirect and other taxes in various stages of litigation, primarily related to federal and state value-added taxes.  The Company is disputing these matters and intends to vigorously defend its position.  Based on the opinion of legal counsel and current reserves already recorded for those matters deemed probable of loss, management does not believe that the ultimate resolution of these matters will materially impact the Company’s results of operations or financial position.  The Company routinely assesses all these matters as to the probability of ultimately incurring a liability in its Brazilian operations, and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable.  As of September 30, 2010, the unreserved portion of these contingencies, inclusive of any related interest and penalties, for which there was at least a reasonable possibility that a loss may be incurred, amounted to approximately $59 million.

The Company recorded a contingency accrual of approximately $21 million in the fourth quarter of 2008 related to employment litigation matters in the U.S.  The employment litigation matters related to a number of cases, which had similar fact patterns related to legacy equal employment opportunity issues.  In the second quarter of 2009, the plaintiffs filed an unopposed motion for preliminary approval of a settlement in this action pursuant to which the Company would establish a settlement fund in the amount of $21 million that will be used for payments to plaintiffs and class members, as well as attorney’s fees, litigation costs, and claims administration costs.  In the third quarter of 2010, the court approved the settlement with the exception of the attorney’s fees application, which is still pending.

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

NOTE 8:  GUARANTEES

The Company guarantees debt and other obligations of certain customers.  The debt and other obligations are primarily due to banks and leasing companies in connection with financing of customers’ purchases of equipment and product from the Company.  At September 30, 2010, the maximum potential amount of future payments (undiscounted) that the Company could be required to make under these customer-related guarantees was $49 million and the carrying amount of the liability related to these customer guarantees was not material.

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

Eastman Kodak Company (“EKC”) also guarantees potential indebtedness to banks and other third parties for some of its consolidated subsidiaries.  The maximum amount guaranteed is $267 million, and the outstanding amount for those guarantees is $245 million.  Of this outstanding amount, $107 million is recorded within Short-term borrowings and current portion of long-term debt, and Long-term debt, net of current portion.   Additionally, $12 million is recorded within Other current liabilities and Other long-term liabilities.  The remaining $126 million of outstanding guarantees represent parent guarantees providing financial assurance to third parties that the Company’s subsidiaries will fulfill their future performance or financial obligations under various contracts, and do not represent recorded liabilities.  These guarantees expire in 2010 through 2019.  Pursuant to the terms of the Company's Amended Credit Agreement, obligations of the Borrowers to the Lenders under the Amended Credit Agreement, as well as secured agreements in an amount not to exceed $100 million, are guaranteed by the Company and the Company’s U.S. subsidiaries and included in the above amounts.

During the fourth quarter of 2007, EKC issued a guarantee to Kodak Limited (the “Subsidiary”) and the Trustees (the “Trustees”) of the Kodak Pension Plan of the United Kingdom (the “Plan”).  Under that arrangement, EKC guaranteed to the Subsidiary and the Trustees the ability of the Subsidiary, only to the extent it becomes necessary to do so, to (1) make contributions to the Plan to ensure sufficient assets exist to make plan benefit payments, and (2) make contributions to the Plan such that it will achieve full funded status by the funding valuation for the period ending December 31, 2015.  On October 12, 2010, the 2007 guarantee was replaced by a new guarantee from EKC to the Subsidiary and the Trustees.  The new guarantee continues to guarantee the Subsidiary’s ability to make contributions as set forth in the 2007 guarantee but extends the full funding date to December 31, 2022.  The new guarantee expires (a) upon the conclusion of the funding valuation for the period ending December 31, 2022 if  the Plan achieves full funded status or on payment of the balance if the Plan is underfunded by no more than 60 million British pounds by that date, (b) earlier in the event that the Plan achieves full funded status for two consecutive funding valuation cycles which are typically performed at least every three years, or (c) June 30, 2024 on payment of the balance in the event that the Plan is underfunded by more than sixty million pounds upon conclusion of the funding valuation for the period ending December 31, 2022.  The amount of potential future contributions is dependent on the funding status of the Plan as it fluctuates over the term of the guarantee and the United Kingdom Pension Regulator's approval of a funding plan agreed to by the Subsidiary and the Trustees to close the funding gap identified by the Plan’s most recent local statutory funding valuation agreed to in March 2009.  The funded status of the Plan (calculated in accordance with U.S. GAAP) is included in Pension and other postretirement liabilities presented in the Consolidated Statement of Financial Position.

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

(in millions)

Accrued warranty obligations as of December 31, 2009	$61
Actual warranty experience during 2010	(59)
2010 warranty provisions	36
Accrued warranty obligations as of September 30, 2010	$38

The Company also offers its customers extended warranty arrangements that are generally one year, but may range from three months to three years after the original warranty period.  The Company provides repair services and routine maintenance under these arrangements.  The Company has not separated the extended warranty revenues and costs from the routine maintenance service revenues and costs, as it is not practicable to do so.  Therefore, these revenues and costs have been aggregated in the discussion that follows.  Costs incurred under these arrangements for the nine months ended September 30, 2010 amounted to $126 million.  The change in the Company's deferred revenue balance in relation to these extended warranty and maintenance arrangements from December 31, 2009 to September 30, 2010, which is reflected in Other current liabilities in the accompanying Consolidated Statement of Financial Position, was as follows:

(in millions)

Deferred revenue on extended warranties as of December 31, 2009	$130
New extended warranty and maintenance arrangements in 2010	320
Recognition of extended warranty and maintenance arrangement revenue in 2010	(320)
Deferred revenue on extended warranties as of September 30, 2010	$130

NOTE 9:  RESTRUCTURING AND RATIONALIZATION LIABILITIES

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

Restructuring and Ongoing Rationalization Reserve Activity

The activity in the accrued balances and the non-cash charges and credits incurred in relation to restructuring initiatives and ongoing rationalization activities for the three and nine months ended September 30, 2010 were as follows:

		Exit	Fixed Assets &
	Severance	Costs	Inventory	Accelerated
(in millions)	Reserve	Reserve	Write-downs	Depreciation	Total

Balance as of December 31, 2009	$68	$27	$-	$-	95

Q1 2010 charges	5	8	-	1	14
Q1 2010 utilization/cash payments	(32)	(5)	-	(1)	(38)
Q1 2010 other adjustments & reclasses (1)	(1)	-	-	-	(1)
Balance as of March 31, 2010	40	30	-	-	70

Q2 2010 charges	10	1	-	-	11
Q2 2010 utilization/cash payments	(15)	(7)	-	-	(22)
Q2 2010 other adjustments & reclasses (2)	(7)	-	-	-	(7)
Balance as of June 30, 2010	28	24	-	-	52

Q3 2010 charges	21	3	2	3	29
Q3 2010 utilization/cash payments	(8)	(4)	(2)	(3)	(17)
Q3 2010 other adjustments & reclasses (3)	(13)	-	-	-	(13)
Balance as of September 30, 2010	$28	$23	$-	$-	$51

(1)	The $(1) million reflects foreign currency translation adjustments.
(2)
The $(7) million includes $(6) million for severance-related charges for pension plan curtailments, settlements, and special termination benefits, which are reflected in Pension and other postretirement liabilities and Other long-term assets in the Consolidated Statement of Financial Position.  The remaining $(1) million reflects foreign currency translation adjustments.

(3)
The $(13) million includes $(15) million for special termination benefits, which are reflected in Other long-term assets in the Consolidated Statement of Financial Position.  The remaining $2 million reflects foreign currency translation adjustments.

The $29 million of charges for the third quarter of 2010 includes $3 million of charges for accelerated depreciation and $2 million for inventory write-downs, which were reported in Cost of goods sold in the accompanying Consolidated Statement of Operations.  The remaining costs incurred of $24 million, including $21 million of severance costs and $3 million of exit costs, were reported as Restructuring costs, rationalization and other in the accompanying Consolidated Statement of Operations.  The severance and exit costs reserves require the outlay of cash, while accelerated depreciation and inventory write-downs represent non-cash items.

The third quarter 2010 severance costs related to the elimination of approximately 325 positions, including approximately 275 manufacturing and 50 administrative positions.  The geographic composition of these positions includes approximately 300 in the United States and Canada, and 25 throughout the rest of the world.

The charges of $29 million recorded in the third quarter of 2010 included $13 million applicable to FPEG, $2 million applicable to GCG, $1 million applicable to CDG, and $13 million that was applicable to manufacturing, research and development, and administrative functions, which are shared across all segments.

For the nine months ended September 30, 2010, the $54 million of charges includes $4 million of charges for accelerated depreciation and $2 million for inventory write-downs, which were reported in Cost of goods sold in the accompanying Consolidated Statement of Operations.  The remaining costs incurred of $48 million, including $36 million of severance costs and $12 million of exit costs, were reported as Restructuring costs, rationalization and other in the accompanying Consolidated Statement of Operations for the nine months ended September 30, 2010.  The severance and exit costs reserves require the outlay of cash, while accelerated depreciation and inventory write-downs represent non-cash items.

The severance costs for the nine months ended September 30, 2010 related to the elimination of approximately 650 positions, including approximately 500 manufacturing and 150 administrative positions.  The geographic composition of these positions includes approximately 425 in the United States and Canada, and 225 throughout the rest of the world.

The charges of $54 million recorded in the first three quarters of 2010 included $23 million applicable to FPEG, $10 million applicable to GCG, $2 million applicable to CDG, and $19 million that was applicable to manufacturing, research and development, and administrative functions, which are shared across all segments.

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

NOTE 10:  RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of the net periodic benefit cost for all major funded and unfunded U.S. and Non-U.S. defined benefit plans for the three and nine months ended September 30 are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2010		2009		2010		2009
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Major defined benefit plans:
Service cost	$12	$4	$13	$4	$36	$12	$37	$11
Interest cost	66	43	72	46	198	131	227	132
Expected return on plan assets	(118)	(52)	(123)	(55)	(356)	(156)	(363)	(152)
Amortization of:
Recognized net actuarial loss	1	10	1	4	3	27	3	8
Pension (income) expense before special termination benefits, curtailments, and settlements	(39)	5	(37)	(1)	(119)	14	(96)	(1)
Special termination benefits	15	-	14	-	21	1	61	-
Curtailment (gains) losses	-	-	-	-	-	(1)	1	-
Settlement losses	-	-	-	-	-	1	-	-
Net pension (income) expense	(24)	5	(23)	(1)	(98)	15	(34)	(1)
Other plans including unfunded plans	-	2	-	(1)	-	8	-	-
Total net pension (income) expense from continuing operations	$(24)	$7	$(23)	$(2)	$(98)	$23	$(34)	$(1)

For the three months ended September 30, 2010 and 2009, $15 million and $14 million, respectively, of special termination benefits charges were incurred as a result of the Company's restructuring actions.  For the nine months ended September 30, 2010 and 2009, $22 million and $61 million, respectively, of special termination benefits charges were incurred as a result of the Company’s restructuring actions.  These charges have been included in Restructuring costs, rationalization and other in the Consolidated Statement of Operations.  Curtailment (gains) losses for the major funded and unfunded U.S. and Non-U.S. defined benefit plans totaling $(1) million and $1 million for the nine months ended September 30, 2010 and 2009, respectively, were also incurred as a result of the Company’s restructuring actions and, therefore, have been included in Restructuring costs, rationalization and other in the Consolidated Statement of Operations for those respective periods.

The Company made contributions (funded plans) or paid benefits (unfunded plans) totaling approximately $42 million relating to its major U.S. and non-U.S. defined benefit pension plans for the nine months ended September 30, 2010.  The Company expects its contribution (funded plans) and benefit payment (unfunded plans) requirements for its major U.S. and non-U.S. defined benefit pension plans for the balance of 2010 to be approximately $77 million.

Postretirement benefit costs for the Company's U.S., United Kingdom and Canada postretirement benefit plans, which represent the Company's major postretirement plans, includes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2010	2009	2010	2009

Service cost	$-	$-	$-	$-
Interest cost	18	23	54	71
Amortization of:
Prior service credit	(19)	(17)	(57)	(51)
Recognized net actuarial loss	7	6	21	16
Other postretirement benefit cost before curtailments and settlements	6	12	18	36
Curtailment loss	-	1	-	1
Total net postretirement benefit expense	$6	$13	$18	$37

The Company paid benefits totaling approximately $120 million relating to its U.S., United Kingdom and Canada postretirement benefit plans for the nine months ended September 30, 2010.  The Company expects to pay benefits of approximately $37 million for these postretirement plans for the balance of 2010.

There were no significant remeasurements of the Company’s major pension or postretirement benefit plans for the quarter ended September 30, 2010.

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

NOTE 11:  EARNINGS PER SHARE

Basic earnings per share computations are based on the weighted-average number of shares of common stock outstanding during the year.  As a result of the net loss from continuing operations presented for the three and nine months ended September 30, 2010 and 2009, the Company calculated diluted earnings per share using weighted-average basic shares outstanding for those periods, as utilizing diluted shares would be anti-dilutive to loss per share.  Weighted-average basic shares outstanding for the three months ended September 30, 2010 and 2009 were 268.5 and 268.2 million, respectively.  Weighted-average basic shares outstanding for the nine months ended September 30, 2010 and 2009 were 268.4 and 268.2 million, respectively.

The following potential shares of the Company’s common stock were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2010 and 2009 because the Company reported a net loss from continuing operations; therefore, the effects would be anti-dilutive:

(in millions of shares)	As of September 30,
	2010	2009

Total employee stock options outstanding	18.7	22.6
Total unvested share-based awards outstanding	9.4	3.0
Total	28.1	25.6

None of the Company’s outstanding stock options would have been dilutive if the Company had reported earnings from continuing operations primarily because their exercise prices exceeded the average market price of the Company’s common stock for all periods presented.

Diluted earnings per share calculations could also reflect up to 54.3 million shares related to the assumed conversion of approximately $411 million in outstanding convertible notes (the “Convertible Securities”) and warrants to purchase 40 million common shares (the “Warrants”), if dilutive.  The Company’s diluted loss per share amounts exclude the effects of the Convertible Securities and Warrants, as they were anti-dilutive for all periods presented.

NOTE 12:  SHAREHOLDERS' EQUITY

The Company has 950 million shares of authorized common stock with a par value of $2.50 per share, of which 391 million shares had been issued as of September 30, 2010 and December 31, 2009.  Treasury stock at cost consisted of approximately 122 million and 123 million shares as of September 30, 2010 and December 31, 2009, respectively.

Comprehensive Loss

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009

Net loss	$(43)	$(111)	$(92)	$(653)
Realized and unrealized gain (loss) from hedging activity, net of tax and reclassifications	(3)	-	(5)	14
Currency translation adjustments	39	12	55	-
Pension and other postretirement benefit plan obligation activity, net of tax	(3)	(626)	(154)	(1,170)
Total comprehensive loss, net of tax	$(10)	$(725)	$(196)	$(1,809)

NOTE 13:  SEGMENT INFORMATION

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

All Other:  This category included the results of the Company’s display business, up to the date of sale of assets of this business in the fourth quarter of 2009.

Segment financial information is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009

Net sales from continuing operations:

Consumer Digital Imaging Group	$670	$535	$2,008	$1,407
Film, Photofinishing and Entertainment Group	431	572	1,328	1,668
Graphic Communications Group	657	674	1,924	1,947
All Other	-	-	-	2
Consolidated total	$1,758	$1,781	$5,260	$5,024

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009

Earnings (loss) from continuing operations before interest expense, other income (charges), net and income taxes:

Consumer Digital Imaging Group	$82	$(89)	$387	$(345)
Film, Photofinishing and Entertainment Group	20	47	65	106
Graphic Communications Group	(19)	10	(41)	(78)
All Other	1	(4)	(1)	(10)
Total of segments	84	(36)	410	(327)
Restructuring costs, rationalization and other	(29)	(35)	(54)	(197)
Other operating income (expenses), net	3	(10)	1	(13)
Legal contingencies and settlements	-	-	(10)	(6)
Negative goodwill reversal	-	-	-	7
Loss on early extinguishment of debt, net	-	-	(102)	-
Interest expense	(38)	(27)	(117)	(75)
Other income (charges), net	8	9	4	8
Consolidated earnings (loss) from continuing operations before income taxes	$28	$(99)	$132	$(603)

(in millions)	As of September 30, 2010	As of December 31, 2009

Segment total assets:

Consumer Digital Imaging Group	$1,312	$1,203
Film, Photofinishing and Entertainment Group	1,859	1,992
Graphic Communications Group	1,667	1,737
Total of segments	4,838	4,932
Cash and marketable securities	1,399	2,031
Deferred income tax assets	692	728
Consolidated total assets	$6,929	$7,691

NOTE 14:  FINANCIAL INSTRUMENTS

The following table presents the carrying amounts, estimated fair values, and location in the Consolidated Statement of Financial Position for the Company’s financial instruments:

		Assets
(in millions)		September 30, 2010		December 31, 2009
	Balance Sheet Location	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Marketable securities:
Available-for-sale (1)	Other long-term assets	$9	$9	$7	$7
Held-to-maturity (2)	Other current assets and Other long-term assets	-	-	8	9

Derivatives designated as hedging instruments:
Commodity contracts (1)	Receivables, net	1	1	1	1

Derivatives not designated as hedging instruments:
Foreign exchange contracts (1)	Receivables, net	16	16	7	7

		Liabilities
(in millions)		September 30, 2010		December 31, 2009
	Balance Sheet Location	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Long-term borrowings, net of current portion (2)	Long-term debt, net of current portion	$1,189	$1,172	$1,129	$1,142

Derivatives not designated as hedging instruments:
Foreign exchange contracts (1)	Other current liabilities	24	24	11	11
Foreign exchange contracts (1)	Other long-term liabilities	1	1	6	6

(1)  Recorded at fair value.
(2)  Recorded at historical cost.

Long-term debt is generally used to finance long-term investments, while short-term borrowings (excluding the current portion of long-term debt) are used to meet working capital requirements.  The carrying value of the current portion of long-term debt approximates its fair value.  The Company does not utilize financial instruments for trading or other speculative purposes.

Fair value

The fair values of marketable securities are determined using quoted prices in active markets for identical assets (Level 1 fair value measurements).  Fair values of the Company’s forward contracts are determined using significant other observable inputs (Level 2 fair value measurements), and are based on the present value of expected future cash flows (an income approach valuation technique) considering the risks involved and using discount rates appropriate for the duration of the contracts.  Transfers between levels of the fair value hierarchy are recognized based on the actual date of the event or change in circumstances that caused the transfer.  There were no transfers between levels of the fair value hierarchy during the three and nine months ended September 30, 2010.

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

Foreign exchange

Foreign exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in Other income (charges), net in the accompanying Consolidated Statement of Operations.  The net effects of foreign currency transactions, including changes in the fair value of foreign exchange contracts, are shown below:

(in millions)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net gain (loss)	$5	$10	$(6)	$(11)

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

The Company’s financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments.  The Company manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties.  The Company has procedures to monitor the credit exposure amounts.  The maximum credit exposure at September 30, 2010 was not significant to the Company.

In the event of a default under the Company’s Amended Credit Agreement, or a default under any derivative contract or similar obligation of the Company, the derivative counterparties would have the right, although not the obligation, to require immediate settlement of some or all open derivative contracts at their then-current fair value, but with liability positions netted against asset positions with the same counterparty.  At September 30, 2010, the Company had open derivative contracts in liability positions with a total fair value of $25 million.

The location and amounts of pre-tax gains and losses related to derivatives reported in the Consolidated Statement of Operations are shown in the following tables:

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI Into Cost of Goods Sold (Effective Portion)		Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(in millions)	For the three months ended September 30,		For the three months ended September 30,		For the three months ended September 30,
	2010	2009	2010	2009	2010	2009

Commodity contracts	$-	$1	$1	$2	$-	$-
Foreign exchange contracts	(2)	(1)	-	-	-	-

	For the nine months ended September 30,		For the nine months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009	2010	2009

Commodity contracts	$4	$15	$7	$1	$-	$-
Foreign exchange contracts	(2)	(1)	-	-	-	-

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative
(in millions)		For the three months ended September 30,		For the nine months ended September 30,
		2010	2009	2010	2009

Foreign exchange contracts	Other income (charges), net	$(7)	$(11)	$24	$24

Foreign currency forward contracts

The Company’s foreign currency forward contracts used to mitigate currency risk related to existing foreign currency denominated assets and liabilities are not designated as hedges, and are marked to market through net (loss) earnings at the same time that the exposed assets and liabilities are remeasured through net (loss) earnings (both in Other income (charges), net).  The notional amount of such contracts open at September 30, 2010 was approximately $1.4 billion.  The majority of the contracts of this type held by the Company are denominated in euros, British pounds and Hong Kong dollars.

A subsidiary of the Company entered into intercompany foreign currency forward contracts that are designated as cash flow hedges of exchange rate risk related to forecasted foreign currency denominated intercompany sales.  The value of the notional amounts of such contracts open at September 30, 2010 was $22 million.  At September 30, 2010, that subsidiary had cash flow hedges for the British pound against the euro with maturity dates ranging from October 2010 to January 2011.  At September 30, 2010, the fair value of all open foreign currency forward contracts hedging foreign currency denominated intercompany sales was a net unrealized gain of $1 million (pre-tax), recorded in accumulated other comprehensive (loss) income.  If this amount were to be realized, all of it would be reclassified into cost of goods sold during the next twelve months.  Nothing related to closed foreign currency contracts hedging foreign currency denominated intercompany sales was deferred in accumulated other comprehensive (loss) income.  Amounts are reclassified into cost of goods sold as the inventory transferred in connection with the intercompany sales is sold to third parties, all within the next twelve months.  During the third quarter of 2010, a pre-tax gain of less than $1 million was reclassified from accumulated other comprehensive (loss) income to cost of goods sold.  Hedge ineffectiveness was insignificant.

A subsidiary of the Company entered into intercompany foreign currency forward contracts that are designated as cash flow hedges of exchange rate risk related to forecasted foreign currency denominated purchases.  The value of the notional amounts of such contracts open at September 30, 2010 was $49 million.  At September 30, 2010, that subsidiary had cash flow hedges for the U.S. dollar against the euro with maturity dates ranging from October 2010 to January 2011.  At September 30, 2010, the fair value of all open foreign currency forward contracts hedging foreign currency denominated purchases was a net unrealized loss of $3 million (pre-tax), recorded in accumulated other comprehensive (loss) income.  If this amount were to be realized, all of it would be reclassified into cost of goods sold during the next twelve months.  Nothing related to closed foreign currency contracts hedging foreign currency denominated purchases was deferred in accumulated other comprehensive (loss) income.  Amounts are reclassified into cost of goods sold as the inventory transferred in connection with the purchases is sold to third parties, all within the next twelve months.  During the third quarter of 2010, a pre-tax loss of less than $1 million was reclassified from accumulated other comprehensive (loss) income to cost of goods sold.  Hedge ineffectiveness was insignificant.

Silver forward contracts

The Company enters into silver forward contracts that are designated as cash flow hedges of commodity price risk related to forecasted purchases of silver.  The value of the notional amounts of such contracts open at September 30, 2010 was $2 million.  Hedge gains and losses related to these silver forward contracts are reclassified into cost of goods sold as the related silver-containing products are sold to third parties.  These gains or losses transferred to cost of goods sold are generally offset by increased or decreased costs of silver purchased in the open market.  The amount of existing gains and losses at September 30, 2010 to be reclassified into earnings within the next 12 months is a net gain of $2 million.  At September 30, 2010, the Company had hedges of forecasted purchases through October 2010.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company’s key goals for 2010 are:
•	Improve segment earnings
•	Accelerate digital revenue growth
•	Continue to invest in new markets in need of transformation
•	Exploit benefits of operating leverage
•	Drive positive cash flow before restructuring

During the first nine months of 2010, the economy continued to recover, albeit at varying rates around the world.  Asia continues to lead the way in the global recovery.  In the U.S., consumers remain cautious, contributing to a continued softness in demand for the Company’s consumer products, which are largely discretionary in nature.  Sales and earnings of the Company’s consumer businesses are linked to the timing of holidays, vacations, and other leisure or gifting seasons.  Continued weakness in consumer spending has resulted in price pressures, which have had an impact in the Company’s CDG segment.  The Company has worked with its suppliers to mitigate the impact of industry-wide electronic components supply constraints on its full year digital revenue growth.  Additionally, we continue to have success with our intellectual property licensing programs.  As print demand recovers, the GCG segment continues to see increased volumes for printing consumables and digital printing equipment.  This increased demand, combined with productivity improvements, has resulted in improved profitability for the segment in spite of pricing pressures caused by industry overcapacity.  Sales within the FPEG segment decreased in the first three quarters of 2010 as compared with the prior year period, reflecting continued secular declines.

For the remainder of 2010, the Company will continue to focus on leveraging its expanding portfolio of digital and traditional businesses, and will maintain its focus on operational efficiency to deliver on its revenue, earnings, and cash flow goals for the year.  The Company believes that the actions taken during 2009 have helped to mitigate the impacts of the challenges noted above to its results in 2010 and position it well for the future.  In addition, the Company is monitoring the impact of both commodity prices and foreign exchange, and will continue to pursue operational and financial counter-measures to partially mitigate any potential adverse impacts to the Company’s results.

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

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law in the United States.  This legislation extends health care coverage to many uninsured individuals and expands coverage to those already insured.  The Company is continuing to assess the potential impacts that this legislation may have on future results of operations, cash flows or financial position related to our health care benefits and postretirement health care obligations.  One provision that will impact certain companies significantly is the change in the tax deductibility of the Medicare Part D subsidy available from the U.S. Government to companies that provide qualifying prescription drug coverage to retirees.  This provision does not impact the Company, as the Company does not receive this subsidy.

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

All Other:  This category included the results of the Company’s display business, up to the date of sale of assets of this business in the fourth quarter of 2009.

Net Sales from Continuing Operations by Reportable Segment and All Other

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)			%	Foreign Currency			%	Foreign Currency
	2010	2009	Change	Impact*	2010	2009	Change	Impact*
Consumer Digital Imaging Group
Inside the U.S.	$427	$279	+53%	0%	$1,374	$750	+83%	0%
Outside the U.S.	243	256	-5	-5	634	657	-4	-1
Total Consumer Digital Imaging Group	670	535	+25	-2	2,008	1,407	+43	0

Film, Photofinishing and Entertainment Group
Inside the U.S.	91	131	-31	0	301	377	-20	0
Outside the U.S.	340	441	-23	-2	1,027	1,291	-20	0
Total Film, Photofinishing and Entertainment Group	431	572	-25	-2	1,328	1,668	-20	0

Graphic Communications Group
Inside the U.S.	217	207	+5	0	600	617	-3	0
Outside the U.S.	440	467	-6	-3	1,324	1,330	0	0
Total Graphic Communications Group	657	674	-3	-2	1,924	1,947	-1	0

All Other
Inside the U.S.	-	(1)	-	-	-	3	-	-
Outside the U.S.	-	1	-	-	-	(1)	-	-
Total All Other	-	-	-	-	-	2	-	-

Consolidated
Inside the U.S.	735	616	+19	0	2,275	1,747	+30	0
Outside the U.S.	1,023	1,165	-12	-3	2,985	3,277	-9	0
Consolidated Total	$1,758	$1,781	-1%	-2%	$5,260	$5,024	+5%	0%

*	Represents the percentage point change in segment net sales for the period that is attributable to foreign currency fluctuations

Earnings (Loss) from Continuing Operations Before Interest Expense, Other Income (Charges), Net and Income Taxes by Reportable Segment and All Other

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2010	2009	Change	2010	2009	Change

Consumer Digital Imaging Group	$82	$(89)	+192%	$387	$(345)	+212%
Film, Photofinishing and Entertainment Group	20	47	-57%	65	106	-39%
Graphic Communications Group	(19)	10	-290%	(41)	(78)	+47%
All Other	1	(4)	+125%	(1)	(10)	+90%
Total of segments	$84	$(36)	+333%	$410	$(327)	+225%
Percent of Sales	5%	(2)%		8%	(7)%

Restructuring costs, rationalization and other	(29)	(35)		(54)	(197)
Other operating income (expenses), net	3	(10)		1	(13)
Legal contingencies and settlements	-	-		(10)	(6)
Negative goodwill reversal	-	-		-	7
Loss on early extinguishment of debt, net	-	-		(102)	-
Interest expense	(38)	(27)		(117)	(75)
Other income (charges), net	8	9		4	8
Consolidated earnings (loss) from continuing operations before income taxes	$28	$(99)	+128%	$132	$(603)	+122%

2010 COMPARED WITH 2009

Third Quarter

RESULTS OF OPERATIONS – CONTINUING OPERATIONS

CONSOLIDATED
(dollars in millions)	Three Months Ended
	September 30,
	2010	% of Sales	2009	% of Sales	Increase / (Decrease)	% Change

Net sales	$1,758		$1,781		$(23)	-1%
Cost of goods sold	1,282		1,420		(138)	-10%
Gross profit	476	27.1%	361	20.3%	115	32%
Selling, general and administrative expenses	314	18%	318	18%	(4)	-1%
Research and development costs	83	5%	81	5%	2	2%
Restructuring costs, rationalization and other	24		33		(9)	-27%
Other operating (income) expenses, net	(3)		10		(13)	-130%
Earnings (loss) from continuing operations before interest expense, other income (charges), net and income taxes	58	3%	(81)	-5%	139	172%
Interest expense	38		27		11	41%
Other income (charges), net	8		9		(1)	-11%
Earnings (loss) from continuing operations before income taxes	28		(99)		127	128%
Provision for income taxes	71		12		59	492%
NET LOSS ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$(43)		$(111)		$68	61%

	Three Months Ended
	September 30,		Percent Change vs. 2009
	2010 Amount	Change vs. 2009	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net sales	$1,758	-1.3%	-4.3%	5.0%	-2.0%	n/a

Gross profit margin	27.1%	6.8pp	n/a	5.3pp	-0.3pp	1.8pp

Revenues

For the three months ended September 30, 2010, net sales decreased slightly compared with the same period in 2009 primarily due to secular volume declines within the FPEG segment, unfavorable price/mix for products in Digital Capture and Devices within the CDG segment and in Prepress Solutions within the GCG segment, and unfavorable foreign exchange across all segments.  Partially offsetting these impacts was an increase in intellectual property licensing revenues within Digital Capture and Devices.

Gross Profit

Gross profit increased in the third quarter of 2010, in both dollars and as a percentage of sales, primarily due to increased intellectual property licensing revenues as discussed below.  The gross profit increase is also driven by cost improvements within the CDG and GCG segments.  Partially offsetting these increases were unfavorable price/mix for Prepress Solutions within the GCG segment and for products in Digital Capture and Devices within the CDG segment, and unfavorable foreign exchange across all three segments, as noted above.  Additionally, lower sales volumes within the FPEG segment partially offset the increase in gross profit dollars.

Included in gross profit for the current quarter was a non-recurring intellectual property licensing agreement within Digital Capture and Devices in the CDG segment.  This licensing agreement contributed approximately 11.9% of consolidated revenue to consolidated gross profit dollars in the third quarter.  The Company expects to secure other new licensing arrangements, the timing and amounts of which are difficult to predict.  These types of arrangements provide the Company with a return on portions of its research and development investments.

Restructuring Costs, Rationalization and Other

These costs are discussed under the "RESTRUCTURING COSTS, RATIONALIZATION AND OTHER" section.

Other Operating (Income) Expenses, Net

The other operating (income) expenses, net category includes gains and losses on sales of capital assets and businesses and certain impairment charges.  The year-over-year change in other operating (income) expenses, net was primarily driven by a loss recognized on a property sale outside the U.S. during the third quarter of 2009.

Interest Expense

The increase in interest expense for the third quarter of 2010 as compared with the prior year quarter was primarily attributable to higher weighted-average effective interest rates on the Company’s outstanding debt, resulting from the refinancing of a portion of the Company’s debt portfolio in the third quarter of 2009 and first quarter of 2010.

Income Tax Provision

(dollars in millions)	Three Months Ended
	September 30,
	2010	2009
Earnings (loss) from continuing operations before income taxes	$28	$(99)
Provision for income taxes	$71	$12
Effective tax rate	253.6%	(12.1)%

The change in the Company’s effective tax rate from continuing operations is primarily attributable to: (1) withholding taxes related to licensing revenue for the three months ended September 30, 2010, (2) the mix of earnings from operations in certain lower-taxed jurisdictions outside the U.S., and (3) losses generated in the U.S. and in certain jurisdictions outside the U.S. for which no benefit was recognized due to management’s conclusion that it was more likely than not that the tax benefits would not be realized.

CONSUMER DIGITAL IMAGING GROUP

(dollars in millions)	Three Months Ended
	September 30,
	2010	% of Sales	2009	% of Sales	Increase / (Decrease)	% Change

Net sales	$670		$535		$135	25%
Cost of goods sold	421		467		(46)	-10%
Gross profit	249	37.2%	68	12.7%	181	266%
Selling, general and administrative expenses	128	19%	124	23%	4	3%
Research and development costs	39	6%	33	6%	6	18%
Earnings (loss) from continuing operations before interest expense, other income (charges), net and income taxes	$82	12%	$(89)	-17%	$171	192%

	Three Months Ended
	September 30,		Percent Change vs. 2009
	2010 Amount	Change vs. 2009	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net sales	$670	25.2%	1.3%	26.3%	-2.4%	n/a

Gross profit margin	37.2%	24.5pp	n/a	21.1pp	-0.4pp	3.8pp

Revenues

CDG’s third quarter performance reflects the benefit of a non-recurring intellectual property licensing agreement and volume improvements in Digital Capture and Devices and Consumer Inkjet Systems.  Partially offsetting these increases were volume declines in Retail Systems Solutions and unfavorable price/mix primarily for digital cameras within Digital Capture and Devices.  Unfavorable foreign exchange also impacted third quarter revenues for the segment.

Net sales of Digital Capture and Devices increased 54% in the third quarter of 2010 as compared with the prior year quarter, primarily reflecting higher intellectual property licensing revenues (see gross profit discussion below) and volume improvements in imaging sensors and pocket video cameras.  These increases were partially offset by unfavorable price/mix in digital cameras.

Net sales of Consumer Inkjet Systems increased 18%, reflecting a combined increase in both printers and ink of approximately 26%.  The overall volume increases experienced by the Company outpaced the consumer printing industry, which management believes is reflective of favorable consumer response to the Company’s unique value proposition.

Net sales of Retail Systems Solutions decreased 28% in the third quarter of 2010, primarily driven by lower volumes for media as a result of the previously disclosed expiration of a significant customer contract.  Decreased demand also contributed to the revenue decline.

Gross Profit

The significant increase in gross profit both in dollars and as a percentage of sales for CDG is primarily attributable to the increase in intellectual property licensing revenues included in price/mix within Digital Capture and Devices.  Lower product costs for Digital Capture and Devices also contributed to the increase due to manufacturing volume improvements.  Partially offsetting these increases were unfavorable price/mix for digital cameras within Digital Capture and Devices.  Additionally, lower media volumes in Retail Systems Solutions partially offset the increase in gross profit dollars.

Included in gross profit for the third quarter was a non-recurring intellectual property licensing agreement within Digital Capture and Devices in the CDG segment.  This licensing agreement contributed approximately 31.3% of segment revenue to segment gross profit dollars in the third quarter.  The Company expects to secure other new licensing arrangements, the timing and amounts of which are difficult to predict.  These types of arrangements provide the Company with a return on portions of its research and development investments.

Research and Development Costs

The increase in research and development (R&D) costs for CDG was the result of increased spending in Retail Systems Solutions.

FILM, PHOTOFINISHING AND ENTERTAINMENT GROUP

(dollars in millions)	Three Months Ended
	September 30,
	2010	% of Sales	2009	% of Sales	Increase / (Decrease)	% Change

Net sales	$431		$572		$(141)	-25%
Cost of goods sold	357		446		(89)	-20%
Gross profit	74	17.2%	126	22.0%	(52)	-41%
Selling, general and administrative expenses	50	12%	72	13%	(22)	-31%
Research and development costs	4	1%	7	1%	(3)	-43%
Earnings from continuing operations before interest expense, other income (charges), net and income taxes	$20	5%	$47	8%	$(27)	-57%

	Three Months Ended
	September 30,		Percent Change vs. 2009
	2010 Amount	Change vs. 2009	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net sales	$431	-24.7%	-20.9%	-2.2%	-1.6%	n/a

Gross profit margin	17.2%	-4.8pp	n/a	-1.3pp	-0.2pp	-3.3pp

Revenues

The decrease in net sales for FPEG was primarily driven by volume declines across all SPGs within the segment and the discontinuation of graphics film in 2009.

Traditional Photofinishing sales decreased 19% from the prior year quarter, driven by secular volume declines.

Net sales of Film Capture decreased 36% in the three months ended September 30, 2010 as compared with the third quarter of 2009 due to secular volume declines in the industry.

Net sales for Entertainment Imaging decreased 19% compared with the prior year period, primarily reflecting volume declines.  The lower volumes are due to the impact of the current economic climate on film makers, resulting in lower film production and the use of digital technology.  In addition, the growth in 3-D screens has further driven digital substitution.

Gross Profit

The decrease in FPEG gross profit dollars was primarily driven by lower sales volumes across all SPGs, as mentioned above.  The decrease in FPEG gross profit as a percentage of sales was primarily due to increased manufacturing and other costs driven by higher silver and other commodity costs.

Selling, General and Administrative Expenses

The decline in selling, general and administrative (SG&A) expenses for FPEG was attributable to focused cost reduction actions completed during 2009 that have resulted in lower SG&A expenses in 2010.

GRAPHIC COMMUNICATIONS GROUP

(dollars in millions)	Three Months Ended
	September 30,
	2010	% of Sales	2009	% of Sales	Increase / (Decrease)	% Change

Net sales	$657		$674		$(17)	-3%
Cost of goods sold	500		506		(6)	-1%
Gross profit	157	23.9%	168	24.9%	(11)	-7%
Selling, general and administrative expenses	136	21%	120	18%	16	13%
Research and development costs	40	6%	38	6%	2	5%
(Loss) earnings from continuing operations before interest expense, other income (charges), net and income taxes	$(19)	-3%	$10	1%	$(29)	-290%

	Three Months Ended
	September 30,		Percent Change vs. 2009
	2010 Amount	Change vs. 2009	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net sales	$657	-2.5%	5.4%	-5.6%	-2.3%	n/a

Gross profit margin	23.9%	-1.0pp	n/a	-4.5pp	-0.3pp	3.8pp

Revenues

The decrease in GCG net sales for the quarter was driven by unfavorable price/mix within Prepress Solutions, and unfavorable foreign exchange across all SPGs.  Partially offsetting these decreases were volume improvements in Business Services and Solutions and Digital Printing Solutions.

Net sales of Prepress Solutions decreased 10% primarily driven by unfavorable price/mix in digital plates, due to increased price pressures resulting primarily from the current overcapacity in the industry.  This decrease was partially offset by volume improvements for output devices.

Net sales of Digital Printing Solutions increased 13% primarily due to volume improvements in commercial inkjet equipment, driven by increased placements of VL systems and PROSPER S10 imprinting systems.

Net sales of Business Services and Solutions increased 6%, due primarily to increased volumes in business process services and workflow software, the launch of the new Kodak i4000 Series Scanners, and sales stemming from the acquisition of the scanner division of BÖWE BELL + HOWELL, which closed in the third quarter of 2009.  Partially offsetting these improvements was a decrease in revenue associated with document scanner maintenance services.

Gross Profit

The decrease in gross profit, both in dollars and as a percentage of sales, was driven by unfavorable price/mix within Prepress Solutions for the reasons outlined in the Revenues section above, partially offset by manufacturing cost improvements due to lower aluminum costs and increased productivity within Prepress Solutions.

Selling, General and Administrative Expenses

The increase in GCG SG&A expenses was primarily driven by increased spending on go-to-market activities.

Year to Date

RESULTS OF OPERATIONS – CONTINUING OPERATIONS

CONSOLIDATED

(dollars in millions)	Nine Months Ended
	September 30,
	2010	% of Sales	2009	% of Sales	Increase / (Decrease)	% Change

Net sales	$5,260		$5,024		$236	5%
Cost of goods sold	3,686		4,143		(457)	-11%
Gross profit	1,574	29.9%	881	17.5%	693	79%
Selling, general and administrative expenses	937	18%	955	19%	(18)	-2%
Research and development costs	243	5%	270	5%	(27)	-10%
Restructuring costs, rationalization and other	48		179		(131)	-73%
Other operating (income) expenses, net	(1)		13		(14)	-108%
Earnings (loss) from continuing operations before interest expense, other (charges) income, net and income taxes	347	7%	(536)	-11%	883	165%
Interest expense	117		75		42	56%
Loss on early extinguishment of debt, net	102		-		102
Other income (charges), net	4		8		(4)	-50%
Earnings (loss) from continuing operations before income taxes	132		(603)		735	122%
Provision for income taxes	223		59		164	278%
Loss from continuing operations	(91)	-2%	(662)	-13%	571	86%
(Loss) earnings from discontinued operations, net of income taxes	(1)		3		(4)	-133%
Extraordinary item, net of tax	-		6		(6)	-100%
NET LOSS ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$(92)		$(653)		$561	86%

	Nine Months Ended
	September 30,		Percent Change vs. 2009
	2010 Amount	Change vs. 2009	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net sales	$5,260	4.7%	-5.4%	10.0%	0.1%	n/a

Gross profit margin	29.9%	12.4pp	n/a	8.5pp	0.2pp	3.7pp

Revenues

For the nine months ended September 30, 2010, net sales increased compared with the same period in 2009 primarily due to an increase in intellectual property licensing revenues in Digital Capture and Devices, partially offset by lower volumes driven by secular declines in the FPEG segment and unfavorable price/mix for products in Digital Capture and Devices within the CDG segment and Prepress Solutions within the GCG segment.

Gross Profit

Gross profit increased significantly in the nine months of 2010, both in dollars and as a percentage of sales, primarily due to increased intellectual property licensing revenues discussed below.  The gross profit increase was also driven by cost improvements within the CDG and GCG segments.  Partially offsetting these improvements was unfavorable price/mix in Prepress Solutions within the GCG segment.

Included in gross profit for the nine months ended September 30, 2010 were non-recurring intellectual property licensing agreements within Digital Capture and Devices in the CDG segment.  These licensing agreements contributed approximately 14.4% of consolidated revenue to consolidated gross profit dollars in the nine months ended September 30, 2010.  The Company expects to secure other new licensing arrangements, the timing and amounts of which are difficult to predict.  These types of arrangements provide the Company with a return on portions of its research and development investments.

Selling, General and Administrative Expenses

The decrease in consolidated SG&A expenses was a result of company-wide cost reduction actions completed in 2009, partially offset by increased advertising costs and intellectual property litigation costs.

Research and Development Costs

The decrease in consolidated R&D costs was a result of overall cost reduction efforts and refocusing of R&D spending.

Restructuring Costs, Rationalization and Other

These costs, as well as the restructuring and rationalization-related costs reported in cost of goods sold, are discussed under the "RESTRUCTURING COSTS, RATIONALIZATION AND OTHER" section.

Other Operating (Income) Expenses, Net

The other operating (income) expenses, net category includes gains and losses on sales of capital assets and businesses and certain asset impairment charges.  The year-over-year change in other operating (income) expenses, net was driven by losses on property sales in the nine months ended September 30, 2009.

Interest Expense

The increase in interest expense for the nine months ended September 30, 2010 as compared with the prior year period was primarily attributable to higher weighted-average effective interest rates on the Company’s outstanding debt, resulting from the refinancing of a portion of the Company’s debt portfolio in the third quarter of 2009 and first quarter of 2010.

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

Income Tax Provision

(dollars in millions)	Nine Months Ended
	September 30,
	2010	2009
Earnings (loss) from continuing operations before income taxes	$132	$(603)
Provision for income taxes	$223	$59
Effective tax rate	168.9%	(9.8)%

The change in the Company’s effective tax rate from continuing operations is primarily attributable to: (1) withholding taxes related to licensing revenue for 2010, (2) losses generated in the U.S. and in certain jurisdictions outside the U.S. for which no benefit was recognized due to management’s conclusion that it was more likely than not that the tax benefits would not be realized, and (3) the mix of earnings from operations in certain lower-taxed jurisdictions outside the U.S.

CONSUMER DIGITAL IMAGING GROUP

(dollars in millions)	Nine Months Ended
	September 30,
	2010	% of Sales	2009	% of Sales	Increase / (Decrease)	% Change

Total net sales	$2,008		$1,407		$601	43%
Cost of goods sold	1,135		1,297		(162)	-12%
Gross profit	873	43.5%	110	7.8%	763	694%
Selling, general and administrative expenses	374	19%	346	25%	28	8%
Research and development costs	112	6%	109	8%	3	3%
Earnings (loss) from continuing operations before interest expense, other income (charges), net and income taxes	$387	19%	$(345)	-25%	$732	212%

	Nine Months Ended
	September 30,		Percent Change vs. 2009
	2010 Amount	Change vs. 2009	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net sales	$2,008	42.7%	-1.0%	44.1%	-0.4%	n/a

Gross profit margin	43.5%	35.7pp	n/a	29.2pp	0.1pp	6.4pp

Revenues

CDG’s year-to-date performance reflects the benefit of non-recurring intellectual property licensing agreements and volume improvements within Consumer Inkjet Systems and Digital Capture and Devices.  Partially offsetting these increases were unfavorable price/mix for digital cameras within Digital Capture and Devices and lower volumes for media in Retail Systems Solutions.

Net sales of Digital Capture and Devices increased 81% in the nine months ended September 30, 2010 as compared with the prior year period, primarily reflecting higher intellectual property licensing revenues (see gross profit discussion below) and volume improvements in imaging sensors and pocket video cameras.  These increases were partially offset by unfavorable price/mix and lower volumes in digital still cameras due to competitive pressures and continued weakness of consumer discretionary spending in the industry.

Net sales of Consumer Inkjet Systems increased 25%, reflecting a combined increase in both ink and printers of 33% driven by volume improvements, partially offset by unfavorable price/mix in printers.  The overall volume increase experienced by the Company outpaced the consumer printing industry, which management believes is reflective of favorable consumer response to the Company’s unique value proposition.

Net sales of Retail Systems Solutions decreased 26% in the nine months ended September 30, 2010 as compared with the prior year period, driven by lower media and equipment volumes and unfavorable price/mix for media.  Lower media volumes were driven by the previously disclosed expiration of a significant customer contract.  Also contributing to this decline was the contraction of retailer inventory as well as declines in consumer demand.

Gross Profit

The significant increase in gross profit, both in dollars and as a percentage of sales, for CDG is primarily attributable to the increase in intellectual property licensing revenues included in price/mix within Digital Capture and Devices. Cost improvements in Digital Capture and Devices and Consumer Inkjet Systems contributed to this increase. Partially offsetting these increases were the impact of unfavorable price/mix for digital cameras.   Additionally, partially offsetting the increases to gross profit dollars were lower volumes for media in Retail Systems Solutions, and the impact of printer volume increases within Consumer Inkjet Systems as the Company continues its investment in printer placements.

Included in gross profit for the nine months ended September 30, 2010 were non-recurring intellectual property licensing agreements within Digital Capture and Devices.  These licensing agreements contributed approximately 37.8% of segment revenue to segment gross profit dollars in the nine months ended September 30, 2010.  The Company expects to secure other new licensing arrangements, the timing and amounts of which are difficult to predict.  These types of arrangements provide the Company with a return on portions of its research and development investments.

Selling, General and Administrative Expenses

The increase in SG&A expenses for CDG was primarily driven by intellectual property litigation costs and increased advertising costs as compared with the prior year period.

FILM, PHOTOFINISHING AND ENTERTAINMENT GROUP

(dollars in millions)	Nine Months Ended
	September 30,
	2010	% of Sales	2009	% of Sales	Increase / (Decrease)	% Change

Total net sales	$1,328		$1,668		$(340)	-20%
Cost of goods sold	1,095		1,320		(225)	-17%
Gross profit	233	17.5%	348	20.9%	(115)	-33%
Selling, general and administrative expenses	153	12%	217	13%	(64)	-29%
Research and development costs	15	1%	25	1%	(10)	-40%
Earnings from continuing operations before interest expense, other income (charges), net and income taxes	$65	5%	$106	6%	$(41)	-39%

	Nine Months Ended
	September 30,		Percent Change vs. 2009
	2010 Amount	Change vs. 2009	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Total net sales	$1,328	-20.4%	-19.6%	-1.1%	0.3%	n/a

Gross profit margin	17.5%	-3.4pp	n/a	-1.0pp	0.4pp	-2.8pp

Revenues

The decrease in net sales for FPEG was primarily driven by volume declines and unfavorable price/mix across all of the SPGs noted below, and the discontinuation of graphics film and closure of Qualex central lab operations in the U.S. and Canada in 2009.

Traditional Photofinishing sales decreased 17% from the prior year period, primarily driven by secular volume declines including the closure of the Qualex central lab operations in the U.S. and Canada at the end of March 2009.

Net sales of Film Capture decreased 32% in the nine months ended September 30, 2010 as compared with the same period of 2009 due to secular declines in the industry.

Net sales for Entertainment Imaging decreased 16% compared with the prior year period, primarily reflecting volume declines.  The lower volumes are due to the impact of the current economic climate on film makers, resulting in lower film production and the use of digital technology.  In addition, the growth in 3-D screens has further driven digital substitution.

Gross Profit

The decrease in FPEG gross profit in dollars and as a percentage of sales was primarily driven by lower sales volumes as mentioned above, as well as unfavorable price/mix in Film Capture and Entertainment Imaging and increased manufacturing and other costs driven by higher silver and other commodity costs.

Selling, General and Administrative Expenses

The decline in SG&A expenses for FPEG was attributable to focused cost reduction actions completed during 2009 that have resulted in lower SG&A expenses in 2010.

GRAPHIC COMMUNICATIONS GROUP

(dollars in millions)	Nine Months Ended
	September 30,
	2010	% of Sales	2009	% of Sales	Increase / (Decrease)	% Change

Total net sales	$1,924		$1,947		$(23)	-1%
Cost of goods sold	1,440		1,504		(64)	-4%
Gross profit	484	25.2%	443	22.8%	41	9%
Selling, general and administrative expenses	410	21%	388	20%	22	6%
Research and development costs	115	6%	133	7%	(18)	-14%
Loss from continuing operations before interest expense, other income (charges), net and income taxes	$(41)	-2%	$(78)	-4%	$37	47%

	Nine Months Ended
	September 30,		Percent Change vs. 2009
	2010 Amount	Change vs. 2009	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net sales	$1,924	-1.2%	3.5%	-4.9%	0.2%	n/a

Gross profit margin	25.2%	2.4pp	n/a	-3.3pp	0.3pp	5.4pp

Revenues

The decrease in net sales for the GCG segment for the nine months ended September 30, 2010 was primarily due to unfavorable price/mix with Prepress Solutions, partially offset by volume improvements in Digital Printing Solutions and Prepress Solutions.

Net sales of Prepress Solutions decreased 5% for the nine months ended September 30, 2010, primarily due to increased price pressures resulting from the current overcapacity in the industry.  This decrease was partially offset by volume improvements for digital plates and output devices driven by growth in emerging markets.

Net sales of Digital Printing Solutions increased 8% primarily due to volume improvements in commercial inkjet equipment, driven by increased placements of VL systems and PROSPER S10 imprinting systems.

Net sales of Business Services and Solutions increased 1%, driven by volume improvements in document imaging equipment primarily due to the prior year acquisition of the scanner division of BÖWE BELL + HOWELL, partially offset by volume decreases associated with document scanner maintenance services.

Gross Profit

The increase in gross profit, both in dollars and as a percentage of sales, was driven by reduced manufacturing costs due to lower aluminum costs and increased productivity, primarily within Prepress Solutions and Digital Printing Solutions.  These contributions to gross profit were partially offset by unfavorable price/mix within Prepress Solutions for reasons outlined in the Revenues discussion above.

Selling, General and Administrative Expenses

The increase in SG&A for GCG for the nine months ended September 30, 2010 as compared with the prior year period was driven by increased spending on go-to-market activities and higher advertising costs, primarily related to the IPEX trade show that occurred in the second quarter of 2010.

Research and Development Costs

The decrease in R&D costs for GCG was driven by an overall rationalization and refocusing of research and development spending.

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

The charges of $29 million recorded in the third quarter of 2010 included $3 million of charges for accelerated depreciation and $2 million for inventory write-downs, which were reported in Cost of goods sold in the accompanying Consolidated Statement of Operations for the three months ended September 30, 2010.  The remaining $24 million, including $21 million of severance costs and $3 million of exit costs, were reported in Restructuring costs, rationalization and other in the accompanying Consolidated Statement of Operations for the three months ended September 30, 2010.  Severance and exit costs reserves require the outlay of cash, while accelerated depreciation and inventory write-downs represent non-cash items.

The Company recorded $54 million of charges, including $4 million of charges for accelerated depreciation and $2 million for inventory write-downs, which were reported in Cost of goods sold in the accompanying Consolidated Statement of Operations, for the nine months ended September 30, 2010.  The remaining costs incurred of $48 million, including $36 million of severance costs and $12 million of exit costs, were reported as Restructuring costs, rationalization and other in the accompanying Consolidated Statement of Operations for the nine months ended September 30, 2010.  Severance and exit costs reserves require the outlay of cash, while accelerated depreciation represents a non-cash item.

During the three and nine months ended September 30, 2010, the Company made cash payments related to restructuring and rationalization of approximately $12 million and $71 million, respectively.

The charges of $29 million recorded in the three months ended September 30, 2010 included $13 million applicable to FPEG, $2 million applicable to GCG, $1 million applicable to CDG, and $13 million that was applicable to manufacturing, research and development, and administrative functions, which are shared across all segments.  The charges of $54 million recorded in the nine months ended September 30, 2010 included $23 million applicable to FPEG, $10 million applicable to GCG, $2 million applicable to CDG, and $19 million that was applicable to manufacturing, research and development, and administrative functions, which are shared across all segments.

The restructuring actions implemented in the third quarter of 2010 are expected to generate future annual cash savings of approximately $27 million.  These savings are expected to reduce future Cost of goods sold and SG&A expenses by $16 million and $11 million, respectively.  The Company began realizing these savings in the third quarter of 2010, and expects the majority of the savings to be realized by the end of 2010 as actions are completed.

The restructuring actions implemented in the first three quarters of 2010 are expected to generate future annual cash savings of approximately $45 million.  These savings are expected to reduce future Cost of goods sold and SG&A expenses by $27 million and $18 million, respectively.  The Company began realizing these savings in the first three quarters of 2010, and expects the majority of the savings to be realized by the end of 2010 as actions are completed.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Activity
	Nine Months Ended
(in millions)	September 30,
	2010	2009	Change
Cash flows from operating activities:
Net cash used in operating activities	$(504)	$(958)	$454

Cash flows from investing activities:
Net cash used in investing activities	(64)	(641)	577

Cash flows from financing activities:
Net cash (used in) provided by financing activities	(63)	596	(659)

Effect of exchange rate changes on cash	4	5	(1)

Net decrease in cash and cash equivalents	$(627)	$(998)	$371

Operating Activities

Net cash used in operating activities improved $454 million for the nine months ended September 30, 2010 as compared with the corresponding period in 2009, due mainly to net cash received in the first three quarters of 2010 for non-recurring intellectual property licensing agreements being $240 million higher than cash received in the corresponding period in 2009 and certain working capital improvements, particularly in the area of trade accounts payable.  The combination of these and other factors led to the use of cash in operating activities in the current period of $504 million, as compared with cash used on the same basis of $958 million in the prior year period.

Investing Activities

Net cash used in investing activities decreased $577 million for the nine months ended September 30, 2010 as compared with the corresponding period in 2009, due primarily to the funding of the restricted cash account for $575 million in the third quarter of 2009 to be used to repurchase the former convertible senior notes due 2033.  Approximately $563 million of the total $575 million of 2033 convertible senior notes were repurchased in the fourth quarter of 2009, with the remainder repurchased in October 2010.

Financing Activities

Net cash provided by financing activities decreased $659 million for the nine months ended September 30, 2010 as compared with the corresponding period in 2009 due to the receipt in the third quarter of 2009 of approximately $650 million of net proceeds from two debt issuances.

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

Refer to Note 5, “Short-Term Borrowings and Long-Term Debt,” in the Notes to Financial Statements for further discussion of sources of liquidity, presentation of long-term debt, related maturities and interest rates as of September 30, 2010 and December 31, 2009.

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

In connection with the 2018 Senior Secured Notes, the Company and the subsidiary guarantors entered into an indenture, dated as of March 5, 2010, with Bank of New York Mellon as trustee and collateral agent (the “Indenture”).

The Indenture contains covenants limiting, among other things, the Company’s ability and the ability of the Company’s restricted subsidiaries (as defined in the Indenture) to (subject to certain exceptions and qualifications): incur additional debt or issue certain preferred stock; pay dividends or make distributions in respect of capital stock or make other restricted payments; make principal payments on, or purchase or redeem subordinated indebtedness prior to any scheduled principal payment or maturity; make certain investments; sell certain assets; create liens on assets; consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s and its subsidiaries’ assets; enter into certain transactions with affiliates; and designate the Company’s subsidiaries as unrestricted subsidiaries.  The Company was in compliance with these covenants as of September 30, 2010.

Refer to Note 5, “Short-Term Borrowings and Long-Term Debt,” in the Notes to Financial Statements for redemption provisions, guarantees, events of default, and subordination and ranking of the 2018 Senior Secured Notes.

Repurchase of Senior Secured Notes due 2017

On February 24, 2010, the Company entered into an agreement with affiliates of Kohlberg, Kravis Roberts & Co. L.P. (“KKR”) to repurchase all $300 million aggregate principal amount of the Company’s 10.5% Senior Secured Notes due 2017 previously issued to KKR (the “KKR Notes”).

On March 5, 2010, the Company completed the private placement of the 2018 Senior Secured Notes and the repurchase of the KKR Notes.  KKR received cash equal to 100% of the principal amount plus accrued and unpaid interest.  The repurchase of the KKR Notes resulted in a loss on early debt extinguishment of $111 million, which is reported in Loss on early extinguishment of debt, net in the Statement of Operations for the nine months ended September 30, 2010.  This loss was primarily the result of the principal repayment of $300 million exceeding the carrying value of approximately $195 million as of the repurchase date.

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

The repurchase of the 2013 Notes resulted in a gain on early debt extinguishment of approximately $9 million, reported in Loss on early extinguishment of debt, net in the Statement of Operations for the nine months ended September 30, 2010.  The gain was a result of the principal repayment of approximately $190 million being less than the carrying value of the repurchased debt of $200 million.  $300 million of the 2013 Notes remain outstanding as of September 30, 2010.

Credit Facilities and Other Banking Arrangements

The Company has a revolving asset-based lending facility (the “Amended Credit Agreement”) that provides for a maximum borrowing availability of up to $500 million.  On October 18, 2010, non-extending lender commitments expired capping the Company’s borrowing limit to the $410 million of extending lender commitments as of that date.  The Company may continue to add additional lender commitments to the Amended Credit Agreement up to the maximum borrowing availability.  Advances under the Amended Credit Agreement are available based on the Company’s respective borrowing base from time to time.  The borrowing base is calculated based on designated percentages of eligible accounts receivable, inventory, machinery and equipment and, once mortgages are recorded, certain real property, subject to applicable reserves.  As of September 30, 2010, based on this borrowing base calculation and after deducting the face amount of letters of credit outstanding and collateral to secure other banking arrangements, the Company had $224 million available to borrow under the Amended Credit Agreement.  As of September 30, 2010, the Company had no debt for borrowed money outstanding under the Amended Credit Agreement.

Under the terms of the Amended Credit Agreement, the Company has agreed to certain affirmative and negative covenants customary in similar asset-based lending facilities.  In the event the Company’s excess availability under the borrowing base formula under the Amended Credit Agreement falls below $100 million for three consecutive business days, among other things, the Company must maintain a fixed charge coverage ratio of not less than 1.1 to 1.0 until the excess availability is greater than $100 million for 30 consecutive days.  For the quarter ended September 30, 2010, excess availability was greater than $100 million.  The Company is also required to maintain cash and cash equivalents in the U.S. of at least $250 million.  The negative covenants limit, under certain circumstances, among other things, the Company’s ability to incur additional debt or liens, make certain investments, make shareholder distributions or prepay debt, except as permitted under the terms of the Amended Credit Agreement.  The Company was in compliance with all covenants under the Amended Credit Agreement as of September 30, 2010.

In addition to the Amended Credit Agreement, the Company has other committed and uncommitted lines of credit as of September 30, 2010 totaling $19 million and $131 million, respectively.  These lines primarily support operational and borrowing needs of the Company’s subsidiaries, which include term loans, overdraft coverage, revolving credit lines, letters of credit, bank guarantees and vendor financing programs.  Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market conditions.  As of September 30, 2010, usage under these lines was approximately $44 million, all of which were supporting non-debt related obligations.

In addition to the lines of credit noted above, there were bank guarantees and letters of credit of $17 million and surety bonds of $39 million outstanding under other banking arrangements primarily to ensure payment of possible casualty and workers’ compensation claims, environmental liabilities, legal contingencies, rental payments, and to support various customs and trade activities.

Refer to Note 5, “Short-Term Borrowings and Long-Term Debt,” in the Notes to Financial Statements for additional information about the Company’s credit facilities and other banking arrangements.

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

On February 24, 2010, Moody’s issued a rating of Ba3 on the Company’s $500 million 9.75% Senior Secured Notes due 2018.

On February 24, 2010, S&P issued a rating of B- on the Company’s $500 million 9.75% Senior Secured Notes due 2018.

The Company does not have any rating downgrade triggers that would accelerate the maturity dates of its debt.  However, the Company could be required to increase the dollar amount of its letters of credit or provide other financial support up to an additional $10 million at the current credit ratings.  As of the filing date of this Form 10-Q, the Company has not been requested to materially increase its letters of credit or other financial support.  Downgrades in the Company’s credit rating or disruptions in the capital markets could impact borrowing costs and the nature of its funding alternatives.

Contractual Obligations

In October 2010, the Company issued a guarantee to Kodak Limited (the “Subsidiary”) and the Trustees (the “Trustees”) of the Kodak Pension Plan of the United Kingdom (the “Plan”).  Under this guarantee, which is described more fully in Note 8, “Guarantees,” in the Notes to Financial Statements, the Company guaranteed to the Subsidiary and the Trustees the ability of the Subsidiary, only to the extent it becomes necessary to do so, to (1) make contributions to the Plan to ensure sufficient assets exist to make plan benefit payments, and (2) make contributions to the Plan such that it will achieve full funded status by the funding valuation for the period ending December 31, 2022.  In connection with the issuance of the guarantee, the Subsidiary agreed to make certain contributions to the Plan as determined by a funding plan agreed to by the Trustees.  Under the terms of this agreement, the Subsidiary paid $56 million to the Plan in October 2010, and is obligated to pay a minimum amount of $50 million to the Plan in each of the years 2011 through 2014, and a minimum amount of $90 million to the Plan in each of the years 2015 through 2022.  Future funding beyond 2022 may be required if the Plan is still not fully funded as determined by the funding valuation for the period ending December 31, 2022.  These payment amounts for the years 2015 through 2022 could be lower, and the payment amounts for all years noted could be higher by up to $5 million, based on the exchange rate between the U.S. dollar and British pound.  These minimum amounts do not include potential contributions related to tax benefits received by the Subsidiary.  The additional amounts would only be contributed to the Plan to the extent the Subsidiary received a cash tax benefit as a result of the minimum contributed amount.  The amount of potential future contributions is dependent on the funding status of the Plan as it fluctuates over the term of the guarantee.  The funded status of the Plan may be materially impacted by future changes in the key assumptions used in the valuation of the Plan, particularly the discount rate and expected rate of return on plan assets.  The future contributions are also dependent on the United Kingdom Pension Regulator's approval of the funding plan agreed to by the Subsidiary and the Trustees to close the funding gap identified by the Plan’s most recent local statutory funding valuation agreed to in March 2009.  The funded status of the Plan (calculated in accordance with U.S. GAAP) is included in Pension and other postretirement liabilities presented in the Consolidated Statement of Financial Position.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See Note 1, “Basis of Presentation,” in the Notes to Financial Statements in Item 1.

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this report may be forward-looking in nature, or "forward-looking statements" as defined in the United States Private Securities Litigation Reform Act of 1995.  For example, references to the Company's expectations regarding the following are forward-looking statements: revenue; revenue growth; cost of goods sold; gross margins; selling, general and administrative expenses; research and development costs; savings from restructuring and rationalization; earnings; cash generation; demand for our digital products; new product introductions; electronic component supplies; potential currency exchange counter-measures; commodity prices; potential revenue, cash and earnings from intellectual property licensing; liquidity; credit ratings; and debt.

Actual results may differ from those expressed or implied in forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the following risks, uncertainties, assumptions and factors as described in more detail in this report under the heading “risk factors” and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010, June 30, 2010 and September 30, 2010 under the headings "Risk Factors,"  "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Cautionary Statement Pursuant to Safe Harbor Provisions the Private Litigation Reform Act of 1995" and in other filings the Company makes with the SEC from time to time:

•	Continued weakness or worsening of economic conditions which could continue to adversely impact our financial performance and our liquidity;
•	Whether we are successful with the strategic investment decisions we have made which could adversely affect our financial performance;
•	Whether we effectively anticipate technology trends and develop and market new products to respond to changing customer preferences which could adversely affect our revenue and earnings;
•	The competitive pressures we face which could adversely affect our revenue, earnings and market share;
•	Whether our commercialization and manufacturing processes prevent product reliability and quality issues which could adversely affect our revenue, earnings and market share;
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

On January 14, 2010 the Company filed a complaint with the ITC against Apple Inc. and Research in Motion Limited (RIM) for infringement of patents related to digital camera technology.  In the Matter of Certain Mobile Telephones and Wireless Communication Devices Featuring Digital Cameras and Components Thereof, the Company is seeking a limited exclusion order preventing importation of infringing devices including iPHONES and camera enabled BLACKBERRY devices.  On February 16, 2010, the ITC ordered that an investigation be instituted to determine whether importation or sale of the accused Apple and RIM devices constitutes violation of the Tariff Act of 1930.  A Markman Hearing was held in May 2010 and an initial determination was issued by the Administrative Law Judge in June 2010, which determination is being reviewed by the Commission.  A hearing on the merits occurred in September 2010, and an initial determination on this hearing is expected in January 2011.

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

On August 26th, 2010, Apple filed a claim in California State Court (Santa Clara) asserting ownership of the Kodak patent asserted by Kodak against Apple in the ITC action referenced above.  This action has been removed to Federal District Court in the Northern District of California.  The Company intends to vigorously defend itself.

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
We have made a decision to focus our investments on businesses in large growth markets that are positioned for technology and business model transformation, which are consumer inkjet, commercial inkjet (including our Prosper line of products based upon the Company’s Stream technology), workflow solutions and services, and digital packaging printing solutions, all of which we believe have significant growth potential.  Introduction of successful innovative products and the achievement of scale are necessary for us to grow these businesses, improve margins and achieve our future financial success.  We are also continuing to build upon our leading positions in businesses that participate in large stable markets.  Our current strategic plans require significant attention from our management team and if events occur that distract management’s attention and resources, our business could be harmed.  Further, if we are unsuccessful in growing our investment businesses as planned and maintaining and building upon our leading market positions, our financial performance could be adversely affected.

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

 A breach of any of the covenants contained in our Credit Agreement or our other financing arrangements, or our inability to comply with the required financial ratio in our Credit Agreement, when applicable, could result in an event of default under the Credit Agreement or our other financing arrangements, subject to applicable grace and cure periods.  If any event of default occurs and we are not able either to cure it or obtain a waiver from the requisite lenders under the Credit Agreement and noteholders under our other financing arrangements, the administrative agent of the Credit Agreement may, and at the request of the requisite lenders shall, and the trustee or the requisite noteholders under our other financing arrangements may, and at the request of the requisite noteholders shall, declare all of our outstanding obligations under the Credit Agreement and our other financing arrangements, respectively, together with accrued interest and fees, to be immediately due and payable, and the agent under the Credit Agreement may, and at the request of the requisite lenders shall, terminate the lenders' commitments under the Credit Agreement and cease making further loans, and if applicable, the agent and/or trustee could institute foreclosure proceedings against our pledged assets.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Refer to Note 5, “Short-Term Borrowings and Long-Term Debt” in the Notes to Financial Statements in Part I, Item 1 of this report for information on working capital restrictions and limitations on the Company’s ability to pay dividends under its debt agreements.

Item 6.  Exhibits

(a)  Exhibits required as part of this report are listed in the index appearing on page 57.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EASTMAN KODAK COMPANY
(Registrant)

Date:October 28, 2010                               /s/ Eric Samuels

Eric Samuels
Chief Accounting Officer and Corporate Controller

Eastman Kodak Company and Subsidiary Companies
Index to Exhibits

			Incorporated by Reference
Exhibit		Filed		Period
Number	Exhibit Description	Herewith	Form	Ending	Exhibit	Filing Date
3.1	Certificate of Incorporation, as amended and restated May 11, 2005.		10-Q	6/30/2005	(3) A.	8/9/2005

3.2	By-laws, as amended and restated October 19,2010.	X

4.1	Indenture, dated as of March 5, 2010, by and among the Company, the Subsidiary Guarantors and The Bank of New York Mellon, as trustee.		8-K	3/5/2010	4.1	3/10/2010

4.9 a	Amendment No. 1 to the Security Agreement, dated October 18, 2005, amended and restated as of March 31, 2009, from the grantors party thereto to Citicorp USA, Inc.		10-Q	3/31/2010	4.9 a	4/29/2010

4.9 b	Amendment No. 2 to the Security Agreement, dated October 18, 2005, amended and restated as of March 31, 2009, from the grantors party thereto to Citicorp USA, Inc.		10-Q	3/31/2010	4.9 b	4/29/2010

4.10 a	Amendment No. 1 to the Canadian Security Agreement, dated October 18, 2005, amended and restated as of March 31, 2009, from the grantors party thereto to Citicorp USA, Inc.		10-Q	3/31/2010	4.10 a	4/29/2010

4.10 b	Amendment No. 2 to the Canadian Security Agreement, dated October 18, 2005, amended and restated as of March 31, 2009, from the grantors party thereto to Citicorp USA, Inc.		10-Q	3/31/2010	4.10 b	4/29/2010

4.16	Note Purchase Agreement, dated as of February 24, 2010, by and among Eastman kodak Company and KKR et al.		10-Q	3/31/2010	4.16	4/29/2010

10.1	Security Agreement, dated as of March 5, 2010, by and among the Company, the Subsidiary Guarantors and The Bank of New York Mellon, as collateral agent.		8-K	3/5/2010	10.1	3/10/2010

10.2	Collateral Trust Agreement, dated as of March 5, 2010, by and among the Company, the Subsidiary Guarantors and The Bank of New York Mellon, as collateral agent.		8-K	3/5/2010	10.2	3/10/2010

10.5	Eastman Kodak Company 2005 Omnibus Long-term Compensation, as amended and restated January 1, 2010.		DEF 14A Page 88	2010	I	3/31/2010

10.6	Administrative Guide for the 2010 Performance Stock Unit Program under Article 7 (Performance Awards) of the 2005 Omnibus Long-Term Compensation Plan, Granted to Antonio M. Perez.		10-Q	3/31/2010	10.6	4/29/2010

Eastman Kodak Company and Subsidiary Companies
Index to Exhibits  (Cont’d.)

Incorporated by Reference
Exhibit		Filed		Period
Number	Exhibit Description	Herewith	Form	Ending	Exhibit	Filing Date
10.15	Offer of Employment for Pradeep Jotwani dated September 24, 2010	X

10.21	Eastman Kodak Company Executive Compensation for Excellence and Leadership Plan, as amended and restated January 1, 2010.		DEF 14A Page 105	2010	II	3/31/2010

12	Statement Re Computation of Ratio of Earnings to Fixed Charges.	X

31.1	Certification.	X

31.2	Certification.	X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase	X

101.INS*	XBRL Instance Document	X

101.LAB*	XBRL Taxonomy Extension Label Linkbase	X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase	X

101.SCH*	XBRL Taxonomy Extension Schema Linkbase	X

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement of prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.