Form 10-Q
period 2011-03-31
EASTMAN KODAK CO
filed 2011-04-28
CIK 31235

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]  Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes    [   ]            No    [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Title of each Class	Number of shares Outstanding at April 21, 2011
Common Stock, $2.50 par value	269,038,172

Eastman Kodak Company
Form 10-Q
March 31, 2011

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
(in millions, except per share data)

	Three Months Ended
	March 31,
	2011	2010

Net sales
Products	$1,115	$1,154
Services	192	197
Licensing & royalties	15	563
Total net sales	$1,322	$1,914
Cost of sales
Products	$1,043	$973
Services	154	148
Total cost of sales	$1,197	$1,121
Gross profit	$125	$793
Selling, general and administrative expenses	311	309
Research and development costs	78	78
Restructuring costs, rationalization and other	33	13
Other operating (income) expenses, net	(70)	4
(Loss) earnings from continuing operations before interest expense, other income (charges), net and income taxes	(227)	389
Interest expense	38	38
Loss on early extinguishment of debt, net	-	102
Other income (charges), net	(8)	(4)
(Loss) earnings from continuing operations before income taxes	(273)	245
(Benefit) provision for income taxes	(24)	126
(Loss) earnings from continuing operations	(249)	119
Earnings from discontinued operations, net of income taxes	3	-
NET (LOSS) EARNINGS ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$(246)	$119

Basic net (loss) earnings per share attributable to Eastman Kodak Company common shareholders:
Continuing operations	$(0.92)	$0.44
Discontinued operations	0.01	-
Total	$(0.91)	$0.44

Diluted net (loss) earnings per share attributable to Eastman Kodak Company common shareholders:
Continuing operations	$(0.92)	$0.40
Discontinued operations	0.01	-
Total	$(0.91)	$0.40

Number of common shares used in basic net (loss) earnings per share	268.9	268.3

Number of common shares used in diluted net (loss) earnings per share	268.9	326.2

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
CONSOLIDATED STATEMENT OF RETAINED EARNINGS (Unaudited)

	Three Months Ended
	March 31,
(in millions)	2011	2010

Retained earnings at beginning of period	$4,969	$5,676
Net (loss) earnings	(246)	119
Loss from issuance of treasury stock	(7)	(7)
Retained earnings at end of period	$4,716	$5,788

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
CONSOLIDATED STATEMENT OF FINANCIAL POSITION (Unaudited)

(in millions)	March 31,	December 31,
	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$1,300	$1,624
Receivables, net	1,066	1,196
Inventories, net	815	746
Deferred income taxes	126	120
Other current assets	88	100
Total current assets	3,395	3,786
Property, plant and equipment, net of accumulated depreciation of $5,062 and $4,985, respectively	1,026	1,037
Goodwill	292	294
Other long-term assets	1,169	1,109
TOTAL ASSETS	$5,882	$6,226
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities
Accounts payable, trade	$678	$959
Short-term borrowings and current portion of long-term debt	50	50
Accrued income and other taxes	314	343
Other current liabilities	1,399	1,468
Total current liabilities	2,441	2,820
Long-term debt, net of current portion	1,396	1,195
Pension and other postretirement liabilities	2,677	2,661
Other long-term liabilities	642	625
Total liabilities	7,156	7,301

Commitments and Contingencies (Note 6)

Equity (Deficit)
Common stock, $2.50 par value	978	978
Additional paid in capital	1,110	1,105
Retained earnings	4,716	4,969
Accumulated other comprehensive loss	(2,092)	(2,135)
	4,712	4,917
Less: Treasury stock, at cost	(5,988)	(5,994)
Total Eastman Kodak Company shareholders’ deficit	(1,276)	(1,077)
Noncontrolling interests	2	2
Total deficit	(1,274)	(1,075)

TOTAL LIABILITIES AND DEFICIT	$5,882	$6,226

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
(in millions)	2011	2010

Cash flows from operating activities:
Net (loss) earnings	$(246)	$119
Adjustments to reconcile to net cash used in operating activities:
Earnings from discontinued operations, net of income taxes	(3)	-
Depreciation and amortization	75	101
(Gain) loss on sales of businesses/assets	(71)	4
Loss on early extinguishment of debt	-	102
Non-cash restructuring and rationalization costs, asset impairments and other charges	2	-
Provision for deferred income taxes	2	3
Decrease (increase) in receivables	177	(69)
Increase in inventories	(52)	(102)
Decrease in liabilities excluding borrowings	(383)	(582)
Other items, net	(16)	(47)
Total adjustments	(269)	(590)
Net cash used in continuing operations	(515)	(471)
Net cash used in discontinued operations	(10)	-
Net cash used in operating activities	(525)	(471)
Cash flows from investing activities:
Additions to properties	(23)	(25)
Proceeds from sales of businesses/assets	72	3
Business acquisitions, net of cash acquired	(27)	-
Funding of restricted cash and investment accounts	(22)	-
Marketable securities - sales	20	8
Marketable securities - purchases	(20)	(24)
Net cash provided by (used in) investing activities	-	(38)
Cash flows from financing activities:
Proceeds from borrowings	247	491
Repayment of borrowings	(50)	(492)
Debt issuance costs	(6)	(12)
Net cash provided by (used in) financing activities	191	(13)
Effect of exchange rate changes on cash	10	(2)
Net decrease in cash and cash equivalents	(324)	(524)
Cash and cash equivalents, beginning of period	1,624	2,024
Cash and cash equivalents, end of period	$1,300	$1,500

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
NOTES TO FINANCIAL STATEMENTS (Unaudited)

NOTE 1:  BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

BASIS OF PRESENTATION

The consolidated interim financial statements are unaudited, and certain information and footnote disclosures related thereto normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been omitted in accordance with Rule 10-01 of Regulation S-X.  In the opinion of management, the accompanying unaudited consolidated financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements and reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results of operations, financial position and cash flows of Eastman Kodak Company and its subsidiaries (the Company).  The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year.  These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Certain amounts for prior periods have been reclassified to conform to the current period classification.

CHANGE IN ESTIMATE

In conjunction with the Company’s goodwill impairment analysis in the fourth quarter of 2010, the Company reviewed its estimates of the remaining useful lives of its Film, Photofinishing and Entertainment Group segment’s long-lived assets.  This analysis indicated that overall these assets will continue to be used in these businesses for a longer period than anticipated in 2008, the last time that depreciable lives were adjusted for these assets.  As a result, the Company revised the useful lives of certain existing production machinery and equipment, and manufacturing-related buildings effective January 1, 2011.  These assets, many of which were previously set to fully depreciate by 2012 to 2013, were changed to depreciate with estimated useful lives ending from 2014 to 2017.  This change in useful lives reflects the Company’s current estimate of future periods to be benefited from the use of the property, plant, and equipment.

The effect of this change in estimate for the three months ended March 31, 2011 was a reduction in depreciation expense of $9 million, $3 million of which was recognized in Cost of sales as a benefit to earnings from continuing operations, and $6 million of which was capitalized as a reduction of inventories at March 31, 2011.  The net impact of this change was a decrease in fully diluted loss per share of $.01.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In December 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts,” which amends Accounting Standards Codification (ASC) Topic 350, “Intangibles – Goodwill and Other.”  ASU No. 2010-28 amends the ASC to require entities that have a reporting unit with a zero or negative carrying value to assess whether qualitative factors indicate that it is more likely than not that an impairment of goodwill exists, and if an entity concludes that it is more likely than not that an impairment exists, the entity must measure the goodwill impairment. The changes to the ASC as a result of this update were effective for annual and interim reporting periods beginning after December 15, 2010 (January 1, 2011 for the Company).  The adoption of this guidance in the first quarter of 2011 did not impact the Company’s Consolidated Financial Statements.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements,” which amends ASC Topic 605, “Revenue Recognition.”  ASU No. 2009-13 amends the ASC to eliminate the residual method of allocation for multiple-deliverable revenue arrangements, and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method.  The ASU also establishes a selling price hierarchy for determining the selling price of a deliverable, which includes: (1) vendor-specific objective evidence if available, (2) third-party evidence if vendor-specific objective evidence is not available, and (3) estimated selling price if neither vendor-specific nor third-party evidence is available.  Additionally, ASU No. 2009-13 expands the disclosure requirements related to a vendor's multiple-deliverable revenue arrangements.  The changes to the ASC as a result of this update were effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 (January 1, 2011 for the Company).  The adoption of this guidance in the first quarter of 2011 did not have a material impact on the Company’s Consolidated Financial Statements.

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements,” which amends ASC Topic 985, “Software.”  ASU No. 2009-14 amends the ASC to change the accounting model for revenue arrangements that include both tangible products and software elements, such that tangible products containing both software and non-software components that function together to deliver the tangible product's essential functionality are no longer within the scope of software revenue guidance.  The changes to the ASC as a result of this update were effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 (January 1, 2011 for the Company).  The adoption of this guidance in the first quarter of 2011 did not have a material impact on the Company’s Consolidated Financial Statements.

NOTE 2:  RECEIVABLES, NET

	As of
	March 31,	December 31,
(in millions)	2011	2010

Trade receivables	$939	$1,074
Miscellaneous receivables	127	122
Total (net of allowances of $74 and $77 as of March 31, 2011 and December 31, 2010, respectively)	$1,066	$1,196

Of the total trade receivable amounts of $939 million and $1,074 million as of March 31, 2011 and December 31, 2010, respectively, approximately $178 million and $224 million, respectively, are expected to be settled through customer deductions in lieu of cash payments.  Such deductions represent rebates owed to the customer and are included in Other current liabilities in the accompanying Consolidated Statement of Financial Position at each respective balance sheet date.

NOTE 3:  INVENTORIES, NET

	As of
(in millions)	March 31,	December 31,
	2011	2010

Finished goods	$508	$471
Work in process	170	154
Raw materials	137	121

Total	$815	$746

NOTE 4:  SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Long-term debt and related maturities and interest rates were as follows at March 31, 2011 and December 31, 2010:

				As of
(in millions)				March 31, 2011	December 31, 2010

			Weighted-Average
			Effective
			Interest	Carrying	Carrying
Country	Type	Maturity	Rate	Value	Value

U.S.	Term note	2011-2013	6.16%	$28	$27
Germany	Term note	2011-2013	6.16%	110	109
U.S.	Term note	2013	7.25%	250	300
U.S.	Convertible	2017	12.75%	307	305
U.S.	Secured term note	2018	10.11%	491	491
U.S.	Term note	2018	9.95%	3	3
U.S	Secured term note	2019	10.87%	247	-
U.S.	Term note	2021	9.20%	10	10

				1,446	1,245
Current portion of long-term debt				(50)	(50)
Long-term debt, net of current portion				$1,396	$1,195

Annual maturities (in millions) of long-term debt outstanding at March 31, 2011 were as follows:

	Carrying	Maturity
	Value	Value

2011	$50	$50
2012	46	50
2013	292	300
2014	-	-
2015	-	-
2016 and thereafter	1,058	1,163
Total	$1,446	$1,563

Issuance of Senior Secured Notes due 2019
On March 15, 2011, the Company issued $250 million of aggregate principal amount of 10.625% senior secured notes due March 15, 2019 (the “2019 Senior Secured Notes”).  The Company will pay interest at an annual rate of 10.625% of the principal amount at issuance, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2011.

Upon issuance of the 2019 Senior Secured Notes, the Company received proceeds of approximately $247 million ($250 million aggregate principal less $3 million stated discount).  The proceeds were used to repurchase $50 million of the 7.25% Senior Notes due 2013 with the remaining amount expected to be used for other general corporate purposes.

In connection with the issuance of the 2019 Senior Secured Notes, the Company and the subsidiary guarantors (as defined below) entered into an indenture, dated as of March 15, 2011, with Bank of New York Mellon as trustee and second lien collateral agent (the “Indenture”).

At any time prior to March 15, 2015, the Company will be entitled at its option to redeem some or all of the 2019 Senior Secured Notes at a redemption price of 100% of the principal plus accrued and unpaid interest and a “make-whole” premium (as defined in the Indenture).  On and after March 15, 2015, the Company may redeem some or all of the 2019 Senior Secured Notes at certain redemption prices expressed as percentages of the principal plus accrued and unpaid interest.  In addition, prior to March 15, 2014, the Company may redeem up to 35% of the 2019 Senior Secured Notes at a redemption price of 110.625% of the principal plus accrued and unpaid interest using proceeds from certain equity offerings, provided the redemption takes place within 120 days after the closing of the related equity offering and not less than 65% of the original aggregate principal remains outstanding immediately thereafter.

Upon the occurrence of a change of control, each holder of the 2019 Senior Secured Notes has the right to require the Company to repurchase some or all of such holder’s 2019 Senior Secured Notes at a purchase price in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the repurchase date.

The Indenture contains covenants limiting, among other things, the Company’s ability and the ability of the Company’s restricted subsidiaries (as defined in the Indenture) to (subject to certain exceptions and qualifications): incur additional debt or issue certain preferred stock; pay dividends or make distributions in respect of capital stock or make other restricted payments; make principal payments on, or purchase or redeem subordinated indebtedness prior to any scheduled principal payment or maturity; make certain investments; sell certain assets; create liens on assets; consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s and its subsidiaries’ assets; enter into certain transactions with affiliates; and designate the Company’s subsidiaries as unrestricted subsidiaries.  The Company was in compliance with these covenants as of March 31, 2011.

The 2019 Senior Secured Notes are fully and unconditionally guaranteed (the “guarantees”) on a senior secured basis by each of the Company’s existing and future direct or indirect 100% owned domestic subsidiaries, subject to certain exceptions (the “Subsidiary Guarantors”).  The 2019 Senior Secured Notes and guarantees are secured by second-priority liens, subject to permitted liens, on substantially all of the Company’s domestic assets and substantially all of the domestic assets of the Subsidiary Guarantors pursuant to a supplement, dated March 15, 2011, to the security agreement, dated March 5, 2010, entered into with Bank of New York Mellon as second lien collateral agent.  The carrying value of the assets pledged as collateral at March 31, 2011 was approximately $2 billion.

The 2019 Senior Secured Notes are the Company’s senior secured obligations and rank senior in right of payment to any future subordinated indebtedness; rank equally in right of payment with all of the Company’s existing and future senior indebtedness; are effectively senior in right of payment to the Company’s existing and future unsecured indebtedness, are effectively subordinated in right of payment to indebtedness under the Company’s Second Amended Credit Agreement (as defined below) to the extent of the collateral securing such indebtedness on a first-priority basis; and effectively are subordinated in right of payment to all existing and future indebtedness and other liabilities of the Company’s non-guarantor subsidiaries.

Certain events are considered events of default and may result in the acceleration of the maturity of the 2019 Senior Secured Notes, including, but not limited to (subject to applicable grace and cure periods): default in the payment of principal or interest when it becomes due and payable; failure to purchase Senior Secured Notes tendered when and as required; events of bankruptcy; and non-compliance with other provisions and covenants and the acceleration or default in the payment of principal of certain other forms of debt.  If an event of default occurs, the aggregate principal amount and accrued and unpaid interest may become due and payable immediately.

Repurchase of Senior Notes due 2013
On March 15, 2011, the Company repurchased $50 million aggregate principal amount of Senior Notes due 2013 (the “2013 Notes”) at par using proceeds from the issuance of the 2019 Senior Secured Notes.  As of March 31, 2011, $250 million of the 2013 Notes remain outstanding.

Amended Credit Agreement
As of March 31, 2011, the Company and its subsidiary, Kodak Canada, Inc. (together the “Borrowers”) had an Amended Credit Agreement (the “Amended Credit Agreement”) dated March 31, 2009 (amended September 17, 2009 and February 10, 2010), together with the Company’s U.S. subsidiaries as guarantors (the “Guarantors”) with the named lenders and Citicorp, USA, Inc., as agent.  The maximum borrowing availability under the Amended Credit Agreement was $410 million as of March 31, 2011

Advances under the Amended Credit Agreement are available based on the Borrowers’ respective borrowing base from time to time.  The borrowing base is calculated based on designated percentages of eligible accounts receivable, inventory, machinery and equipment and, once mortgages are recorded, certain real property, subject to applicable reserves.  As of March 31, 2011, based on this borrowing base calculation and after deducting the face amount of letters of credit outstanding of $99 million and $90 million of collateral to secure other banking arrangements, the Company had $182 million available to borrow under the Amended Credit Agreement.  As of March 31, 2011, the Company had no debt for borrowed money outstanding under the Amended Credit Agreement.

In addition to letters of credit outstanding under the Amended Credit Agreement of $99 million, there were bank guarantees and letters of credit of $19 million and surety bonds of $16 million outstanding under other banking arrangements primarily to ensure payment of possible casualty and workers’ compensation claims, environmental liabilities, legal contingencies, rental payments, and to support various customs and trade activities.

Under the terms of the Amended Credit Agreement, the Company has agreed to certain affirmative and negative covenants customary in similar asset-based lending facilities.  In the event the Company’s excess availability under the borrowing base formula under the Amended Credit Agreement falls below $100 million for three consecutive business days, among other things, the Company must maintain a fixed charge coverage ratio of not less than 1.1 to 1.0 until the excess availability is greater than $100 million for 30 consecutive days.  For the quarter ended March 31, 2011, excess availability was greater than $100 million.  The Company is also required to maintain cash and cash equivalents in the U.S. of at least $250 million.  The negative covenants limit, under certain circumstances, among other things, the Company’s ability to incur additional debt or liens, make certain investments, make shareholder distributions or prepay debt, except as permitted under the terms of the Amended Credit Agreement.  The Company was in compliance with all covenants under the Amended Credit Agreement as of March 31, 2011.

In addition to the Amended Credit Agreement, the Company has other committed and uncommitted lines of credit as of March 31, 2011 totaling $19 million and $129 million, respectively.  These lines primarily support operational and borrowing needs of the Company’s subsidiaries, which include term loans, overdraft coverage, revolving credit lines, letters of credit, bank guarantees and vendor financing programs.  Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market conditions.  As of March 31, 2011, usage under these lines was approximately $42 million all of which were supporting non-debt related obligations.

Second Amended and Restated Credit Agreement
On April 26, 2011, the Company and its subsidiary, Kodak Canada, Inc. (together the “Borrowers”), together with the Company’s U.S. subsidiaries as guarantors (the “Guarantors”), entered into a Second Amended and Restated Credit Agreement (the “Second Amended Credit Agreement”), with the named lenders (the “Lenders”) and Bank of America, N.A. as administrative agent, in order to amend and extend its Amended and Restated Credit Agreement dated as of March 31, 2009, as amended (the “Amended Credit Agreement”).

The Second Amended Credit Agreement provides for an asset-based Canadian and U.S. revolving credit facility (the “Credit Facility”) of $400 million ($370 million in the U.S. and $30 million in Canada), as further described below, with the ability to increase the aggregate amount.  The $99 million in letters of credit previously issued under the Amended Credit Agreement continue under the Credit Facility.  Additionally, up to $125 million of the Company’s and its subsidiaries’ obligations to Lenders under treasury management services, hedge or other agreements or arrangements are secured by the collateral under the Credit Facility.  The Credit Facility can be used for ongoing working capital and other general corporate purposes.  The termination date of the Credit Facility is the earlier of (a) April 26, 2016 or (b) August 17, 2013, to the extent that the 2013 Notes have not been redeemed, defeased or otherwise satisfied by that date.

Under the terms of the Credit Facility, the Company has agreed to certain affirmative and negative covenants customary in similar asset-based lending facilities.  In the event the Company’s excess availability under the Credit Facility borrowing base formula falls below the greater of (a) $40 million or (b) 12.5% of the commitments under the Credit Facility at any time (the “Trigger”), among other things, the Company must maintain a fixed charge coverage ratio of not less than 1.1 to 1.0 until the excess availability is greater than the Trigger for 30 consecutive days.  As of April 26, 2011, excess availability was greater than the Trigger.  The negative covenants limit, under certain circumstances, among other things, the Company’s ability to incur additional debt or liens, make certain investments, make shareholder distributions or prepay debt, except as permitted under the terms of the Second Amended Credit Agreement.  The Company was in compliance with all covenants under the Credit Facility as of April 26, 2011.

The Credit Facility contains events of default customary in similar asset based lending facilities.  If an event of default occurs and is continuing, the Lenders may decline to provide additional advances, impose a default rate of interest, declare all amounts outstanding under the Credit Facility immediately due and payable, and require cash collateralization or similar arrangements for outstanding letters of credit.

NOTE 5:  INCOME TAXES

The Company’s income tax (benefit) provision and effective tax rate were as follows:

(dollars in millions)	Three Months Ended
	March 31,
	2011	2010
(Loss) earnings from continuing operations before income taxes	$(273)	$245
Effective tax rate	8.8%	51.4%
(Benefit) provision for income taxes	$(24)	$126
(Benefit) provision for income taxes @ 35%	$(96)	$86
Difference between tax at effective vs. statutory rate	$72	$40

For the three months ended March 31, 2011, the difference between the Company’s recorded benefit and the benefit that would result from applying the U.S. statutory rate of 35.0% is primarily attributable to: (1) losses generated within the U.S. and certain jurisdictions outside the U.S. for which no benefit was recognized due to management’s conclusion that it was more likely than not that the tax benefits would not be realized, (2) a benefit associated with the release of a deferred tax asset valuation allowance in a certain jurisdiction outside the U.S., (3) tax accounting impacts related to items reported in Accumulated other comprehensive loss, and (4) changes in audit reserves and settlements.

For the three months ended March 31, 2010, the difference between the Company’s recorded provision and the provision that would result from applying the U.S. statutory rate of 35.0% is primarily attributable to: (1) withholding taxes related to a non-recurring licensing agreement entered into in that quarter, (2) realization of tax attributes in certain jurisdictions that were previously reserved for, and (3) losses generated within certain jurisdictions outside the U.S. for which no benefit was recognized due to management's conclusion that it was more likely than not that the tax benefits would not be realized.

NOTE 6:  COMMITMENTS AND CONTINGENCIES

Environmental

The Company’s undiscounted accrued liabilities for future environmental investigation, remediation, and monitoring costs are composed of the following items:

	As of
(in millions)	March 31,	December 31,
	2011	2010

Eastman Business Park site, Rochester, NY	$51	$53
Other operating sites	11	11
Sites associated with former operations	22	20
Sites associated with the non-imaging health businesses sold in 1994	20	19
Total	$104	$103

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

The Company is presently designated as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (the “Superfund Law”), or under similar state laws, for environmental assessment and cleanup costs as the result of the Company’s alleged arrangements for disposal of hazardous substances at seven Superfund sites.  Numerous other PRPs have also been designated at all of these sites.  Although the law imposes joint and several liability on PRPs, the Company’s historical experience demonstrates that these costs are shared with other PRPs.  Settlements and costs paid by the Company in Superfund matters to date have not been material.

Among these matters is a case in which the Company has been named by the U.S. Environmental Protection Agency as a PRP with potential liability for the study and remediation of the Lower Passaic River Study Area portion of the Diamond Alkali Superfund Site.  Additionally,the Company has been named as a third-party defendant (along with approximately 300 other entities) in an action initially brought by the New Jersey Department of Environmental Protection in the Supreme Court of New Jersey, Essex County seeking recovery of all costs associated with the investigation, removal, cleanup and damage to natural resources resulting from the disposal of various forms of chemicals in the Passaic River.  The total costs (for all parties involved) to clean up the Passaic River could potentially be as high as several billions of dollars.  Based on currently available information, the Company is unable to determine the likelihood or reasonably estimate a range of loss pertaining to this matter at this time.

Estimates of the amount and timing of future costs of environmental remediation requirements are by their nature imprecise because of the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of presently unknown remediation sites and the allocation of costs among the potentially responsible parties.  Based on information presently available, the Company does not believe it is reasonably possible that losses for known exposures could exceed current accruals by material amounts, although costs could be material to a particular quarter or year, with the possible exception of matters related to the Passaic River which are described above.

Other Commitments and Contingencies

As of March 31, 2011, the Company had outstanding letters of credit of $99 million issued under the Amended Credit Agreement, as well as bank guarantees and letters of credit of $19 million, surety bonds in the amount of $16 million, and cash and investments in trust of $32 million, primarily to ensure the payment of possible casualty and workers’ compensation claims, environmental liabilities, legal contingencies, rental payments, and to support various customs, tax and trade activities.  The restricted cash and investment amounts are recorded within Other long-term assets in the Consolidated Statement of Financial Position.

The Company’s Brazilian operations are involved in governmental assessments of indirect and other taxes in various stages of litigation, primarily related to federal and state value-added taxes.  The Company is disputing these matters and intends to vigorously defend its position.  Based on the opinion of legal counsel and current reserves already recorded for those matters deemed probable of loss, management does not believe that the ultimate resolution of these matters will materially impact the Company’s results of operations or financial position.  The Company routinely assesses all these matters as to the probability of ultimately incurring a liability in its Brazilian operations and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable.  As of March 31, 2011, the unreserved portion of these contingencies, inclusive of any related interest and penalties, for which there was at least a reasonable possibility that a loss may be incurred, amounted to approximately $73 million.

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

NOTE 7:  GUARANTEES

The Company guarantees debt and other obligations of certain customers.  The debt and other obligations are primarily due to banks and leasing companies in connection with financing of customers’ purchases of equipment and product from the Company.  At March 31, 2011, the maximum potential amount of future payments (undiscounted) that the Company could be required to make under these customer-related guarantees was $38 million.  At March 31, 2011, the carrying amount of any liability related to these customer guarantees was not material.

The customer financing agreements and related guarantees, which mature between the second quarter of 2011 and 2016, typically have a term of 90 days for product and short-term equipment financing arrangements, and up to five years for long-term equipment financing arrangements.  These guarantees would require payment from the Company only in the event of default on payment by the respective debtor.

In some cases, particularly for guarantees related to equipment financing, the Company has collateral or recourse provisions to recover and sell the equipment to reduce any losses that might be incurred in connection with the guarantees.  However, any proceeds received from the liquidation of these assets would not cover the maximum potential loss under these guarantees.

Eastman Kodak Company (“EKC”) also guarantees potential indebtedness to banks and other third parties for some of its consolidated subsidiaries.  The maximum amount guaranteed is $261 million, and the outstanding amount for those guarantees is $239 million with $110 million recorded within the Short-term borrowings and current portion of long-term debt, and Long-term debt, net of current portion and $12 million recorded within the Other current liabilities and Other long-term liabilities components in the accompanying Consolidated Statement of Financial Position.  These guarantees expire in 2011 through 2019.  Pursuant to the terms of the Company's Amended Credit Agreement, obligations of the Borrowers to the Lenders under the Amended Credit Agreement, as well as secured agreements in an amount not to exceed $100 million, are guaranteed by the Company and the Company’s U.S. subsidiaries and included in the above amounts.  These secured agreements totaled $90 million as of March 31, 2011.

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

(in millions)

Accrued warranty obligations as of December 31, 2010	$43
Actual warranty experience during 2011	(21)
2011 warranty provisions	15
Accrued warranty obligations as of March 31, 2011	$37

The Company also offers its customers extended warranty arrangements that are generally one year, but may range from three months to three years after the original warranty period.  The Company provides repair services and routine maintenance under these arrangements.  The Company has not separated the extended warranty revenues and costs from the routine maintenance service revenues and costs, as it is not practicable to do so.  Therefore, these revenues and costs have been aggregated in the discussion that follows.  Costs incurred under these arrangements for the three months ended March 31, 2011 amounted to $79 million.  The change in the Company's deferred revenue balance in relation to these extended warranty and maintenance arrangements from December 31, 2010 to March 31, 2011, which is reflected in Other current liabilities in the accompanying Consolidated Statement of Financial Position, was as follows:

(in millions)

Deferred revenue on extended warranties as of December 31, 2010	$130
New extended warranty and maintenance arrangements in 2011	111
Recognition of extended warranty and maintenance arrangement revenue in 2011	(107)
Deferred revenue on extended warranties as of March 31, 2011	$134

NOTE 8:  RESTRUCTURING AND RATIONALIZATION LIABILITIES

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

Restructuring and Ongoing Rationalization Reserve Activity

The activity in the accrued balances and the non-cash charges and credits incurred in relation to restructuring initiatives and ongoing rationalization activities for the three months ended March 31, 2011 were as follows:

			Long-lived Asset
		Exit	Impairments and
	Severance	Costs	Inventory	Accelerated
(in millions)	Reserve	Reserve	Write-downs	Depreciation	Total

Balance as of December 31, 2010	$22	$20	$-	$-	42

Q1 2011 charges	30	2	1	2	35
Q1 2011 utilization/cash payments	(14)	(3)	(1)	(2)	(20)
Q1 2011 other adjustments & reclasses (1)	(11)	1	-	-	(10)
Balance as of March 31, 2011	$27	$20	$-	$-	$47

(1)
The $(10) million includes $(12) million for severance-related charges for pension plan curtailments, settlements, and special termination benefits, which are reflected in Pension and other postretirement liabilities and Other long-term assets in the Consolidated Statement of Financial Position.  The remaining $2 million reflects foreign currency translation adjustments.

The $35 million of charges for the first quarter of 2011 includes $2 million of charges for accelerated depreciation, which was reported in Cost of sales in the accompanying Consolidated Statement of Operations for the three months ended March 31, 2011.  The remaining costs incurred of $33 million were reported as Restructuring costs, rationalization and other in the accompanying Consolidated Statement of Operations for the three months ended March 31, 2011.  The severance and exit costs reserves require the outlay of cash, while long-lived asset impairments, accelerated depreciation and inventory write-downs represent non-cash items.

The severance costs related to the elimination of approximately 475 positions, including approximately 250 manufacturing/service positions, 175 administrative positions, and 50 research and development positions.  The geographic composition of these positions includes approximately 375 in the United States and Canada, and 100 throughout the rest of the world.

The charges of $35 million recorded in the first quarter of 2011 included $11 million applicable to FPEG, $3 million applicable to CDG, $9 million applicable to GCG, and $12 million that was applicable to manufacturing, research and development, and administrative functions, which are shared across all segments.

As a result of these initiatives, severance payments will be paid during periods through the end of the first quarter of 2012 since, in some instances, the employees whose positions were eliminated can elect or are required to receive their payments over an extended period of time.  In addition, certain exit costs, such as long-term lease payments, will be paid over periods throughout 2012 and beyond.

NOTE 9:  RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of the net periodic benefit cost for all major funded and unfunded U.S. and Non-U.S. defined benefit plans for the three months ended March 31 are as follows:
	Three Months Ended March 31,
(in millions)	2011		2010
	U.S.	Non-U.S.	U.S.	Non-U.S.
Major defined benefit plans:
Service cost	$13	$4	$12	$4
Interest cost	63	45	66	45
Expected return on plan assets	(109)	(52)	(120)	(53)
Amortization of:
Recognized prior service cost	-	1	-	-
Recognized net actuarial loss	17	13	1	8
Pension (income) expense before special termination benefits, curtailments, and settlements	(16)	11	(41)	4
Special termination benefits	11	1	-	1
Curtailment gains	-	-	-	(1)
Net pension (income) expense	(5)	12	(41)	4
Other plans including unfunded plans	-	3	-	3
Total net pension (income) expense from continuing operations	$(5)	$15	$(41)	$7

For the three months ended March 31, 2011 and 2010, $12 million and $1 million, respectively, of special termination benefits charges were incurred as a result of the Company's restructuring actions and, therefore, have been included in Restructuring costs, rationalization and other in the Consolidated Statement of Operations.  In addition, curtailment gains for the major funded and unfunded U.S. and Non-U.S. defined benefit plans totaling $1 million for the three months ended March 31, 2010 were incurred as a result of the Company’s restructuring actions and, therefore, have been included in Restructuring costs, rationalization and other in the Consolidated Statement of Operations.

The Company made contributions (funded plans) or paid benefits (unfunded plans) totaling approximately $10 million relating to its major U.S. and non-U.S. defined benefit pension plans in the first quarter of 2011.  The Company expects its contribution (funded plans) and benefit payment (unfunded plans) requirements for its major U.S. and non-U.S. defined benefit pension plans for the balance of 2011 to be approximately $100 million.

Postretirement benefit costs for the Company's U.S., United Kingdom and Canada postretirement benefit plans, which represent the Company's major postretirement plans, includes:

	Three Months Ended
	March 31,
(in millions)	2011	2010

Service cost	$-	$-
Interest cost	17	18
Amortization of:
Prior service credit	(19)	(19)
Recognized net actuarial loss	8	7
Total net postretirement benefit expense	$6	$6

The Company paid benefits totaling approximately $23 million relating to its U.S., United Kingdom and Canada postretirement benefit plans in the first quarter of 2011.  The Company expects to pay benefits of approximately $106 million for these postretirement plans for the balance of 2011.

Certain of the Company's retirement plans were remeasured during the first quarter of 2011.  The remeasurement of the funded status of those plans during the quarter decreased the Company's recognized defined benefit and other postretirement benefit plan obligation by $22 million.

NOTE 10:  OTHER OPERATING (INCOME) EXPENSES, NET

	Three Months Ended
	March 31,
(in millions)	2011	2010

(Income) expenses:
Gain on sale of certain image sensor patents	$(62)	$-
Other	(8)	4
Total	$(70)	$4

On March 31, 2011, the Company sold patents and patent applications related to CMOS image sensors to OmniVision Technologies Inc. for $65 million.  The Company recognized a gain, net of transaction costs, of $62 million from this transaction.

NOTE 11:  EARNINGS PER SHARE

Basic earnings per share computations are based on the weighted-average number of shares of common stock outstanding during the year.  As a result of the net loss from continuing operations presented for the three months ended March 31, 2011, the Company calculated diluted earnings per share using weighted-average basic shares outstanding for the period, as utilizing diluted shares would be anti-dilutive to loss per share.  Weighted-average basic shares outstanding for the quarter ended March 31, 2011 were 268.9 million.

If the Company had reported earnings from continuing operations for the quarter ended March 31, 2011, approximately 4.1 million potential shares of the Company’s common stock from unvested share-based awards would have been included in the computation of diluted earnings per share.  However, potential shares of the Company’s common stock related to the assumed conversion of (1) approximately 18.0 million outstanding employee stock options, (2) approximately 40.0 million outstanding detachable warrants to purchase common shares, and (3) approximately $307 million of convertible senior notes due 2017 would still have been excluded from the computation of diluted earnings per share, as these securities were anti-dilutive.

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

	For the Three Months Ended
	March 31, 2010

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

NOTE 12:  SHAREHOLDERS' EQUITY

The Company has 950 million shares of authorized common stock with a par value of $2.50 per share, of which 391 million shares had been issued as of March 31, 2011 and December 31, 2010.  Treasury stock at cost consisted of approximately 122 million shares as of March 31, 2011 and December 31, 2010.

Comprehensive Loss
	Three Months Ended March 31,
(in millions)	2011	2010

Net (loss) earnings	$(246)	$119
Realized and unrealized gain (loss) from hedging activity, net of tax and reclassifications	9	(3)
Currency translation adjustments	(2)	24
Pension and other postretirement benefit plan obligation activity, net of tax	36	(166)
Total comprehensive loss, net of tax	$(203)	$(26)

NOTE 13:  SEGMENT INFORMATION

Current Segment Reporting Structure

The Company has three reportable segments: Consumer Digital Imaging Group (“CDG”), Graphic Communications Group (“GCG”), and Film, Photofinishing and Entertainment Group (“FPEG”).  The balance of the Company's continuing operations, which individually and in the aggregate do not meet the criteria of a reportable segment, are reported in All Other.  A description of the segments follows.

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

Change in Segment Measure of Profit and Loss
During the first quarter of 2011, the Company changed its segment measure of profit and loss to exclude certain components of pension and other postretirement obligations (OPEB).  As a result of this change, the operating segment results exclude the interest cost, expected return on plan assets, amortization of actuarial gains and losses, and special termination benefit, curtailment and settlement components of pension and OPEB expense.  The service cost and amortization of prior service cost components will continue to be reported as part of operating segment results.

Prior period segment results have been revised to reflect this change.

Segment financial information is shown below:

	Three Months Ended March 31,
(in millions)	2011	2010

Net sales from continuing operations:

Consumer Digital Imaging Group	$330	$884
Graphic Communications Group	625	601
Film, Photofinishing and Entertainment Group	367	429
Consolidated total	$1,322	$1,914

	Three Months Ended March 31,
(in millions)	2011	2010

(Loss) earnings from continuing operations before interest expense, other income (charges), net and income taxes:

Consumer Digital Imaging Group	$(168)	$401
Graphic Communications Group	(71)	(40)
Film, Photofinishing and Entertainment Group	(15)	22
All Other	-	(2)
Total of reportable segments	(254)	381
Restructuring costs, rationalization and other	(35)	(14)
Corporate components of pension and OPEB (expense) income	(8)	26
Other operating income (expenses), net	70	(4)
Loss on early extinguishment of debt, net	-	(102)
Interest expense	(38)	(38)
Other income (charges), net	(8)	(4)
Consolidated (loss) earnings from continuing operations before income taxes	$(273)	$245

(in millions)	As of March 31, 2011	As of December 31, 2010

Segment total assets:

Consumer Digital Imaging Group	$962	$1,126
Graphic Communications Group	1,658	1,566
Film, Photofinishing and Entertainment Group	1,136	1,090
Total of reportable segments	3,756	3,782
Cash and marketable securities	1,304	1,628
Deferred income tax assets	824	815
All Other/corporate items	(2)	1
Consolidated total assets	$5,882	$6,226

NOTE 14:  FINANCIAL INSTRUMENTS

The following table presents the carrying amounts, estimated fair values, and location in the Consolidated Statement of Financial Position for the Company’s financial instruments:

		Assets
(in millions)		March 31, 2011		December 31, 2010
	Balance Sheet Location	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Marketable securities:
Available-for-sale (1)	Other current assets and Other long-term assets	$10	$10	$10	$10
Held-to-maturity (2)	Other current assets and Other long-term assets	8	8	8	8

Derivatives designated as hedging instruments:
Commodity contracts (1)	Receivables, net	12	12	2	2

Derivatives not designated as hedging instruments:
Foreign exchange contracts (1)	Receivables, net	7	7	11	11
Foreign exchange contracts (1)	Other long-term assets	-	-	1	1

		Liabilities
(in millions)		March 31, 2011		December 31, 2010
	Balance Sheet Location	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Long-term borrowings, net of current portion (2)	Long-term debt, net of current portion	$1,396	$1,418	$1,195	$1,242

Derivatives not designated as hedging instruments:
Foreign exchange contracts (1)	Other current liabilities	4	4	8	8
Foreign exchange contracts (1)	Other long-term liabilities	2	2	-	-

(1)  Recorded at fair value.
(2)  Recorded at historical cost.

Long-term debt is generally used to finance long-term investments, while short-term borrowings (excluding the current portion of long-term debt) are used to meet working capital requirements.  The carrying value of the current portion of long-term debt approximates its fair value as of March 31, 2011 and December 31, 2010.  The Company does not utilize financial instruments for trading or other speculative purposes.

Fair value

The fair values of marketable securities are determined using quoted prices in active markets for identical assets (Level 1 fair value measurements).  Fair values of the Company’s forward contracts are determined using other observable inputs (Level 2 fair value measurements), and are based on the present value of expected future cash flows (an income approach valuation technique) considering the risks involved and using discount rates appropriate for the duration of the contracts.  Transfers between levels of the fair value hierarchy are recognized based on the actual date of the event or change in circumstances that caused the transfer.  There were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2011.

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

(in millions)	Three Months Ended
	March 31,
	2011	2010
Net loss	$13	$11

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

The Company’s financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments.  The Company manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties.  The Company has procedures to monitor the credit exposure amounts.  The maximum credit exposure at March 31, 2011 was not significant to the Company.

In the event of a default under the Company’s Second Amended and Restated Credit Agreement, or one of the Company's Indentures, or a default under any derivative contract or similar obligation of the Company, the derivative counterparties would have the right, although not the obligation, to require immediate settlement of some or all open derivative contracts at their then-current fair value, but with liability positions netted against asset positions with the same counterparty.  At March 31, 2011, the Company had open derivative contracts in liability positions with a total fair value of $6 million.

The location and amounts of pre-tax gains and losses related to derivatives reported in the Consolidated Statement of Operations are shown in the following tables:

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI Into Cost of Sales (Effective Portion)		Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(in millions)	For the three months ended March 31,		For the three months ended March 31,		For the three months ended March 31,
	2011	2010	2011	2010	2011	2010

Commodity contracts	$14	$2	$-	$5	$-	$-

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative
(in millions)		For the three months ended March 31,
		2011	2010

Foreign exchange contracts	Other income (charges), net	$-	$4

Foreign currency forward contracts

Certain of the Company’s foreign currency forward contracts used to mitigate currency risk related to existing foreign currency denominated assets and liabilities are not designated as hedges, and are marked to market through net (loss) earnings at the same time that the exposed assets and liabilities are remeasured through net (loss) earnings (both in Other income (charges), net).  The notional amount of such contracts open at March 31, 2011 was approximately $1,253 million.  The majority of the contracts of this type held by the Company are denominated in British pounds, euros, and Hong Kong dollars.

Silver forward contracts

The Company enters into silver forward contracts that are designated as cash flow hedges of commodity price risk related to forecasted purchases of silver.  The value of the notional amounts of such contracts open at March 31, 2011 was $48 million.  Hedge gains and losses related to these silver forward contracts are reclassified into cost of sales as the related silver-containing products are sold to third parties.  These gains or losses transferred to cost of sales are generally offset by increased or decreased costs of silver purchased in the open market.  The amount of existing gains and losses at March 31, 2011 to be reclassified into earnings within the next 12 months is a net gain of $16 million.  At March 31, 2011, the Company had hedges of a portion of its forecasted purchases through October 2011.

NOTE 15:  ACQUISITION

On March 1, 2011, the Company completed the acquisition of substantially all of the assets of the relief plates business of Tokyo Ohka Kogyo Co., Ltd, for a purchase price of approximately $27 million, net of cash acquired.  The acquisition expands and enhances the Company’s capabilities to serve customers, particularly in the packaging industry.  The acquired relief plates business is part of the Company’s Prepress Solutions group within the GCG segment.  This acquisition was immaterial to the Company’s financial position as of March 31, 2011, and its results of operations and cash flows for the three months ended March 31, 2011.

The Company's estimated fair value of the assets acquired and liabilities assumed at the date of acquisition exceeded the purchase price by $5 million.  This amount was recorded as a gain from a bargain purchase within Other income (charges), net in the Consolidated Statement of Operations for the three months ended March 31, 2011.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company’s key goals for 2011 are:
•
Increase revenue from the digital growth initiative businesses –consumer inkjet within the Consumer Digital Imaging Group segment and commercial inkjet, workflow software and services, and packaging solutions within the Graphic Communications Group segment.

•
Drive positive cash generation before restructuring payments, which is equal to net cash from operating activities, minus capital expenditures, plus proceeds from the sale of assets and certain businesses, plus cash restructuring payments.

The Company’s digital growth strategy is centered around exploiting its competitive advantage at the intersection of materials science and digital imaging science.  The Company has leading market positions in large markets including digital printing plates, scanners, digital still and video cameras, and kiosks.  In addition, the Company has been introducing differentiated value propositions in new growth markets that are in need of transformation.  While the digital growth initiatives have largely been in an investment mode, revenue in these product lines grew 23% in the first quarter of 2011 versus the comparable period in the prior year.  The Company expects to continue to gain scale in these product lines to enable a more significant and profitable contribution from them.

Revenue and profitability for the quarter as compared with the prior year quarter declined primarily due to a non-recurring intellectual property licensing arrangement in the first quarter of 2010 and were also negatively impacted by secular volume declines and increased commodity costs, particularly silver, in the Film, Photofinishing, and Entertainment Group (FPEG) segment.

While some of the revenue decline in FPEG was offset by revenue growth in the commercial business, profitability was negatively impacted by the ongoing investment in the consumer and commercial inkjet businesses, as the Company continues to grow its installed base of printing equipment.

The Company has taken the following actions in 2011 designed to provide continued financial flexibility:
•
Issued $250 million of Senior Secured Notes due 2019.  The proceeds from this issuance were used to repurchase $50 million of Senior Notes due 2013, with the remaining amount expected to be used for other general corporate purposes.

•	Entered into a Second Amended and Restated Credit Agreement with its lenders, which extends the current asset-based revolving credit facility and favorably amends certain covenants.
•	Completed sales of certain non-strategic businesses and assets and received $72 million of cash.

Approximately 5% of the Company's 2010 revenues were generated in Japan.  In March 2011, a major earthquake occurred off the coast of Japan, triggering a tsunami that caused widespread damage to the country's infrastructure.  The Company's assets in Japan were not materially damaged by these events, and there was no material impact on the Company's current quarter results.  However, the Company's future results may be negatively impacted by the aftermath of this natural disaster and its effects on the Company's supply chain, customers, and suppliers.  The Company is currently assessing the potential consequences of the events in Japan and is taking actions to mitigate the financial impacts of this disaster.

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

Prepress Solutions includes digital and traditional prepress equipment, consumables, including plates, chemistry and media, related services, and packaging solutions.

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

Entertainment Imaging includes entertainment imaging products and services.

Traditional Photofinishing includes paper and output systems and photofinishing services.

Industrial Materials includes aerial and industrial film products, film for the production of printed circuit boards, and specialty chemicals.

Film Capture includes consumer and professional film and one-time-use cameras.

Change in Segment Measure of Profit and Loss
During the first quarter of 2011, the Company changed its segment measure of profit and loss to exclude certain components of pension and other postretirement obligations (OPEB).  As a result of this change, the operating segment results exclude the interest cost, expected return on plan assets, amortization of actuarial gains and losses, and special termination benefit, curtailment and settlement components of pension and OPEB expense.  The service cost and amortization of prior service cost components will continue to be reported as part of operating segment results.

Prior period segment results have been revised to reflect this change.

Net Sales from Continuing Operations by Reportable Segment

	Three Months Ended March 31,
(dollars in millions)			%	Foreign Currency
	2011	2010	Change	Impact*
Consumer Digital Imaging Group
Inside the U.S.	$149	$712	-79%	0%
Outside the U.S.	181	172	+5	+2
Total Consumer Digital Imaging Group	330	884	-63	0

Graphic Communications Group
Inside the U.S.	183	181	+1	0
Outside the U.S.	442	420	+5	+2
Total Graphic Communications Group	625	601	+4	+2

Film, Photofinishing and Entertainment Group
Inside the U.S.	97	130	-25	0
Outside the U.S.	270	299	-10	+1
Total Film, Photofinishing and Entertainment Group	367	429	-14	+1

Consolidated
Inside the U.S.	429	1,023	-58	0
Outside the U.S.	893	891	0	+2
Consolidated Total	$1,322	$1,914	-31%	+1%

*	Represents the percentage point change in segment net sales for the period that is attributable to foreign currency fluctuations

(Loss) Earnings from Continuing Operations Before Interest Expense, Other Income (Charges), Net and Income Taxes by Reportable Segment and All Other

	Three Months Ended March 31,
(dollars in millions)	2011	2010	Change

Consumer Digital Imaging Group	$(168)	$401	-142%
Graphic Communications Group	(71)	(40)	-78%
Film, Photofinishing and Entertainment Group	(15)	22	-168%
All Other	-	(2)	+100%
Total	$(254)	$381	-167%
Percent of Sales	(19)%	20%

Restructuring costs, rationalization and other	(35)	(14)
Corporate components of pension and OPEB (expense) income	(8)	26
Other operating income (expenses), net	70	(4)
Loss on early extinguishment of debt, net	-	(102)
Interest expense	(38)	(38)
Other income (charges), net	(8)	(4)
Consolidated (loss) earnings from continuing operations before income taxes	$(273)	$245	-211%

2011 COMPARED WITH 2010

First Quarter

RESULTS OF OPERATIONS – CONTINUING OPERATIONS

CONSOLIDATED

(dollars in millions)	Three Months Ended
	March 31,
	2011	% of Sales	2010	% of Sales	Increase / (Decrease)	% Change

Net sales	$1,322		$1,914		$(592)	-31%
Cost of sales	1,197		1,121		76	7%
Gross profit	125	9.5%	793	41.4%	(668)	-84%
Selling, general and administrative expenses	311	24%	309	16%	2	1%
Research and development costs	78	6%	78	4%	-	0%
Restructuring costs, rationalization and other	33		13		20	154%
Other operating (income) expenses, net	(70)		4		(74)	-1850%
(Loss) earnings from continuing operations before interest expense, other income (charges), net and income taxes	(227)	-17%	389	20%	(616)	-158%
Interest expense	38		38		-	0%
Loss on early extinguishment of debt, net	-		102		(102)	-100%
Other income (charges), net	(8)		(4)		(4)	-100%
(Loss) earnings from continuing operations before income taxes	(273)		245		(518)	-211%
(Benefit) provision for income taxes	(24)		126		(150)	-119%
(Loss) earnings from continuing operations	(249)	-19%	119	6%	(368)	-309%
Earnings from discontinued operations, net of income taxes	3		-		3
NET (LOSS) EARNINGS ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$(246)		$119		$(365)	-307%

	Three Months Ended
	March 31,		Percent Change vs. 2010
	2011 Amount	Change vs. 2010	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net sales	$1,322	-30.9%	0.4%	-32.2%	0.9%	n/a

Gross profit margin	9.5%	-31.9pp	n/a	-28.4pp	0.5pp	-4.0pp

Revenues

For the three months ended March 31, 2011, net sales decreased approximately 31% compared with the same period in 2010 due primarily to a decline in the CDG segment.

Included in revenues in the prior year quarter was a non-recurring intellectual property licensing agreement in the CDG segment.  This licensing agreement contributed approximately $550 million to revenues in the first quarter of 2010.  There were no non-recurring intellectual property licensing agreements in the current quarter.  The Company expects to secure other new licensing agreements, the timing and amounts of which are difficult to predict.  These types of arrangements provide the Company with a return on portions of its R&D investments, and new licensing opportunities are expected to have a continuing impact on the results of operations.

Gross Profit

The decrease in gross profit margin as compared with the prior year quarter primarily resulted from unfavorable price/mix within the CDG segment (-28pp), largely due to the decrease in revenue from non-recurring intellectual property agreements in the current quarter as compared with the prior year quarter.  Also contributing to the decline in gross profit margin were higher silver and aluminum commodity costs (-2pp) and increased pension and OPEB expense (-1pp).

Included in gross profit in the prior year quarter was a non-recurring intellectual property licensing agreement in the CDG segment.  This licensing agreement contributed approximately $550 million to gross profit in the first quarter of 2010.  There were no non-recurring intellectual property licensing agreements in the current quarter.

Restructuring Costs, Rationalization and Other

These costs, as well as the restructuring and rationalization-related costs reported in Cost of sales, are discussed under the "RESTRUCTURING COSTS, RATIONALIZATION AND OTHER" section.

Other Operating (Income) Expenses, Net

The current year amount in Other operating (income) expenses, net primarily reflects a gain of approximately $62 million related to the sale of CMOS image sensor patents and patent applications.

Loss on Early Extinguishment of Debt, Net

On March 5, 2010, the Company issued $500 million of aggregate principal amount of 9.75% senior secured notes due March 1, 2018.  The net proceeds of this issuance were used to repurchase all $300 million of the 10.5% senior secured notes due 2017 and $200 million of 7.25% senior notes due 2013 (collectively, the “Notes”).  The Company recognized a net loss of $102 million on the early extinguishment of the Notes in the first quarter of 2010, representing the difference between the carrying values of the Notes and the costs to repurchase.

Income Tax (Benefit) Provision

(dollars in millions)	Three Months Ended
	March 31,
	2011	2010
(Loss) earnings from continuing operations before income taxes	$(273)	$245
(Benefit) provision for income taxes	$(24)	$126
Effective tax rate	8.8%	51.4%

The change in the Company’s effective tax rate from continuing operations is primarily attributable to: (1) losses generated in the U.S. for which no benefit was recognized due to management’s conclusion that it was more likely than not that the tax benefits would not be realized in the three months ended March 31, 2011, (2) realization of tax attributes in certain jurisdictions that were previously reserved for in the three months ended March 31, 2010, (3) withholding taxes related to a non-recurring licensing agreement entered into in the three months ended March 31, 2010, (4) a benefit associated with the release of a deferred tax asset valuation allowance in a jurisdiction outside of the U.S. in the three months ended March 31, 2011, (5) tax accounting impacts related to items reported in Accumulated other comprehensive loss in the three months ended March 31, 2011, and (6) changes in audit reserves and settlements.

CONSUMER DIGITAL IMAGING GROUP

(dollars in millions)	Three Months Ended
	March 31,
	2011	% of Sales	2010	% of Sales	Increase / (Decrease)	% Change

Net sales	$330		$884		$(554)	-63%
Cost of sales	339		322		17	5%
Gross profit	(9)	-2.7%	562	63.6%	(571)	-102%
Selling, general and administrative expenses	120	36%	121	14%	(1)	-1%
Research and development costs	39	12%	40	5%	(1)	-3%
(Loss) earnings from continuing operations before interest expense, other income (charges), net and income taxes	$(168)	-51%	$401	45%	$(569)	-142%

	Three Months Ended
	March 31,		Percent Change vs. 2010
	2011 Amount	Change vs. 2010	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net sales	$330	-62.7%	3.5%	-66.5%	0.3%	n/a

Gross profit margin	-2.7%	-66.3pp	n/a	-73.4pp	1.1pp	6.0pp

Revenues

CDG’s first quarter revenue decline of approximately 63% was primarily attributable to unfavorable price/mix, driven by a decrease in non-recurring intellectual property royalty revenues (-62%) and competitive pricing pressures for digital cameras within Digital Capture and Devices (-2%).  Partially offsetting these declines were higher volumes within Consumer Inkjet Systems (+4%), which management believes is reflective of how the Company’s value proposition continues to resonate with customers.  Total revenues for Consumer Inkjet Systems grew 54% from the prior year quarter.

Included in revenues for the prior year quarter was a non-recurring intellectual property licensing agreement within Digital Capture and Devices.  This licensing agreement contributed approximately $550 million of revenues in the first quarter of 2010.  There were no non-recurring intellectual property licensing agreements in the current quarter.

Gross Profit

The decrease in gross profit margin was primarily the result of unfavorable price/mix (-73pp), which was predominantly driven by lower non-recurring intellectual property royalty revenues (-60pp) as discussed below.  The remainder of the unfavorable price/mix in the segment is reflective of the growth in Consumer Inkjet Systems, as the Company continues to build the installed base of inkjet printers.  These declines were partially offset by ongoing cost improvements (+6pp), primarily attributable to Consumer Inkjet Systems.

Included in gross profit for the prior year quarter was a non-recurring intellectual property licensing agreement within Digital Capture and Devices.  This licensing agreement contributed approximately $550 million to gross profit in the first quarter of 2010.  There were no non-recurring intellectual property licensing agreements in the current quarter.

GRAPHIC COMMUNICATIONS GROUP

(dollars in millions)	Three Months Ended
	March 31,
	2011	% of Sales	2010	% of Sales	Increase / (Decrease)	% Change

Net sales	$625		$601		$24	4%
Cost of sales	510		456		54	12%
Gross profit	115	18.4%	145	24.1%	(30)	-21%
Selling, general and administrative expenses	146	23%	145	24%	1	1%
Research and development costs	40	6%	40	7%	-	0%
Loss from continuing operations before interest expense, other income (charges), net and income taxes	$(71)	-11%	$(40)	-7%	$(31)	-78%

	Three Months Ended
	March 31,		Percent Change vs. 2010
	2011 Amount	Change vs. 2010	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net sales	$625	4.0%	4.5%	-2.2%	1.7%	n/a

Gross profit margin	18.4%	-5.7pp	n/a	-0.9pp	0.3pp	-5.1pp

Revenues

The increase in GCG net sales of approximately 4% for the quarter was primarily driven by volume increases in Business Services and Solutions (+3%) and Prepress Solutions (+2%).  The growth in Business Services and Solutions was mainly attributable to improved demand for production, workgroup and departmental scanners, particularly in emerging markets, while the growth in Prepress Solutions was largely due to increased print demand in emerging markets.

Gross Profit

GCG gross profit margin decreased primarily due to (1) increased costs in Digital Printing Solutions (-3pp), largely attributable to start-up costs associated with the commercialization and placement of PROSPER printing systems, and (2) higher costs in Prepress Solutions (-2pp), driven by increased distribution and aluminum costs.

FILM, PHOTOFINISHING AND ENTERTAINMENT GROUP

(dollars in millions)	Three Months Ended
	March 31,
	2011	% of Sales	2010	% of Sales	Increase / (Decrease)	% Change

Net sales	$367		$429		$(62)	-14%
Cost of sales	334		348		(14)	-4%
Gross profit	33	9.0%	81	18.9%	(48)	-59%
Selling, general and administrative expenses	45	12%	53	12%	(8)	-15%
Research and development costs	3	1%	6	1%	(3)	-50%
(Loss) earnings from continuing operations before interest expense, other income (charges), net and income taxes	$(15)	-4%	$22	5%	$(37)	-168%

	Three Months Ended
	March 31,		Percent Change vs. 2010
	2011 Amount	Change vs. 2010	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net sales	$367	-14.5%	-11.9%	-3.5%	0.9%	n/a

Gross profit margin	9.0%	-9.9pp	n/a	-3.7pp	0.4pp	-6.6pp

Revenues

The decrease in net sales for FPEG was primarily attributable to secular volume declines across all SPGs (-12%), and unfavorable price/mix (-4%) driven by competitive pricing pressures.

Gross Profit

The decrease in gross profit margin for FPEG was primarily driven by higher silver costs (-6pp), as silver prices continue to increase.  Also contributing to the decline in gross profit margin was unfavorable price/mix (-4pp) across all SPGs due to competitive pricing pressures.

Selling, General and Administrative Expenses

The decline in SG&A expenses for FPEG was primarily attributable to continued focused cost reduction actions.

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

The Company recorded $35 million of charges, including $2 million of charges for accelerated depreciation, which was reported in Cost of sales in the accompanying Consolidated Statement of Operations for the three months ended March 31, 2011.  The remaining costs incurred of $33 million were reported as Restructuring costs, rationalization and other in the accompanying Consolidated Statement of Operations for the three months ended March 31, 2011.  The severance and exit costs reserves require the outlay of cash, while long-lived asset impairments, accelerated depreciation and inventory write-downs represent non-cash items.

During the three months ended March 31, 2011, the Company made cash payments of approximately $17 million, related to restructuring and rationalization.

The charges of $35 million recorded in the three months ended March 31, 2011 included $11 million applicable to FPEG, $3 million applicable to CDG, $9 million applicable to GCG, and $12 million that was applicable to manufacturing, research and development, and administrative functions, which are shared across all segments.

The restructuring actions implemented in the first quarter of 2011 are expected to generate future annual cash savings of approximately $43 million.  These savings are expected to reduce future annual Cost of sales, SG&A, and R&D expenses by $23 million, $15 million, and $5 million, respectively.  The Company began realizing a portion of these savings in the first quarter of 2011, and expects the majority of the annual savings to be in effect by the end of the second quarter of 2011 as actions are completed.

LIQUIDITY AND CAPITAL RESOURCES

	March 31,	December 31,
(in millions)	2011	2010

Cash and cash equivalents	$1,300	$1,624

Cash Flow Activity
	Three Months Ended
(in millions)	March 31,
	2011	2010	Change
Cash flows from operating activities:
Net cash used in continuing operations	(515)	(471)	$(44)
Net cash used in discontinued operations	(10)	-	(10)
Net cash used in operating activities	(525)	(471)	(54)

Cash flows from investing activities:
Net cash used in investing activities	-	(38)	38

Cash flows from financing activities:
Net cash provided by (used in) financing activities	191	(13)	204

Effect of exchange rate changes on cash	10	(2)	12

Net decrease in cash and cash equivalents	$(324)	$(524)	$200

Operating Activities

Net cash used in operating activities increased $54 million for the three months ended March 31, 2011 as compared with the corresponding period in 2010, due to the loss from continuing operations for the three months ended March 31, 2011 as compared with earnings in the prior year period.  Earnings in the prior year period included a non-recurring intellectual property licensing arrangement.  Cash received for non-recurring licensing arrangements, net of applicable withholding taxes, was $94 million lower in the current quarter as compared with the first quarter of 2010.  This increase in cash usage was largely offset by lower use of cash for settlement of liabilities in the current period versus the comparable prior year period including legal settlements, restructuring payments and employment-related benefit payments.

Investing Activities

Net cash used in investing activities decreased $38 million for the current quarter as compared with the three months ended March 31, 2010, due primarily to the increase in proceeds from sales of businesses/assets of $69 million, partially offset by cash used for a business acquisition of $27 million in the current quarter, with no such cash usage in the prior year quarter.

Financing Activities

Net cash provided by financing activities increased $204 million for the three months ended March 31, 2011 as compared with the corresponding period in 2010 primarily due to higher net proceeds received from the issuances of debt.  Refer to discussion below for more details on current quarter financing activities.

Sources of Liquidity

The Company believes that its current cash balance, combined with cash flows from operating activities and proceeds from sales of businesses and assets, will be sufficient to meet its anticipated needs, including working capital, capital investments, scheduled debt repayments, restructuring payments, and employee benefit plan payments or required plan contributions.  In addition to the sources of liquidity noted, the Company has financing arrangements, as described in more detail below under “Second Amended and Restated Credit Agreement,” to compensate for unplanned timing differences between required expenditures and available cash for unforeseen shortfalls in cash flows.  The Company has not found it necessary to borrow against its revolving asset-based lending facility.

The Company does however face an uncertain business environment, particularly in North America and Europe, and a number of substantial challenges, including rapidly rising commodity costs, aggressive price competition, and short-term uncertainty relating to the Company’s intellectual property licensing activities with Apple, Inc. and Research in Motion Ltd. pending the outcome of the infringement litigation against these companies before the International Trade Commission.  The Company is actively addressing these challenges through a variety of means, including hedge strategies and indexing of new contracts to commodity pricing, and the introduction of differentiated products.

The Company’s liquidity requirements may make it necessary to incur additional debt.  Under the Company’s borrowing arrangements, additional unsecured debt can be incurred to support its ongoing operational needs, subject to certain restrictions.  The Company’s ability to incur additional secured debt is also restricted.

Liens on assets under the Company’s borrowing arrangements are not expected to affect the Company’s strategy of divesting non-core assets.

Refer to Note 4, “Short-Term Borrowings and Long-Term Debt,” in the Notes to Financial Statements for further discussion of sources of liquidity, presentation of long-term debt, related maturities and interest rates as of March 31, 2011 and December 31, 2010.

Issuance of Senior Secured Notes due 2019

On March 15, 2011, the Company issued $250 million of aggregate principal amount of 10.625% senior secured notes due March 15, 2019 (the “2019 Senior Secured Notes”).  The Company will pay interest at an annual rate of 10.625% of the principal amount at issuance, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2011.

Upon issuance of the 2019 Senior Secured Notes, the Company received proceeds of approximately $247 million ($250 million aggregate principal less $3 million stated discount).  The proceeds were used to repurchase $50 million of the 7.25% Senior Notes due 2013 with the remaining amount expected to be used for other general corporate purposes.

The Indenture contains covenants limiting, among other things, the Company’s ability and the ability of the Company’s restricted subsidiaries (as defined in the Indenture) to (subject to certain exceptions and qualifications): incur additional debt or issue certain preferred stock; pay dividends or make distributions in respect of capital stock or make other restricted payments; make principal payments on, or purchase or redeem subordinated indebtedness prior to any scheduled principal payment or maturity; make certain investments; sell certain assets; create liens on assets; consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s and its subsidiaries’ assets; enter into certain transactions with affiliates; and designate the Company’s subsidiaries as unrestricted subsidiaries.  The Company was in compliance with these covenants as of March 31, 2011.

Refer to Note 4, “Short-Term Borrowings and Long-Term Debt,” in the Notes to Financial Statements for redemption provisions, guarantees, events of default, and subordination and ranking of the 2019 Senior Secured Notes.

Repurchase of Senior Notes due 2013

On March 15, 2011, the Company repurchased $50 million aggregate principal amount of Senior Notes due 2013 (the “2013 Notes”) at par using proceeds from the issuance of the 2019 Senior Secured Notes.  As of March 31, 2011, $250 million of the 2013 Notes remain outstanding.

Second Amended and Restated Credit Agreement

On April 26, 2011, the Company and its subsidiary, Kodak Canada, Inc. (together the “Borrowers”), together with the Company’s U.S. subsidiaries as guarantors (the “Guarantors”), entered into a Second Amended and Restated Credit Agreement (the “Second Amended Credit Agreement”), with the named lenders (the “Lenders”) and Bank of America, N.A. as administrative agent, in order to amend and extend its Amended and Restated Credit Agreement dated as of March 31, 2009, as amended (the “Amended Credit Agreement”).

The Second Amended Credit Agreement provides for an asset-based Canadian and U.S. revolving credit facility (the “Credit Facility”) of $400 million ($370 million in the U.S. and $30 million in Canada), as further described below, with the ability to increase the aggregate amount.  The $99 million in letters of credit previously issued under the Amended Credit Agreement continue under the Credit Facility.  Additionally, up to $125 million of the Company’s and its subsidiaries’ obligations to Lenders under treasury management services, hedge or other agreements or arrangements are secured by the collateral under the Credit Facility.  The Credit Facility can be used for ongoing working capital and other general corporate purposes.  The termination date of the Credit Facility is the earlier of (a) April 26, 2016 or (b) August 17, 2013, to the extent that the 2013 Notes have not been redeemed, defeased or otherwise satisfied by that date.

Under the terms of the Credit Facility, the Company has agreed to certain affirmative and negative covenants customary in similar asset-based lending facilities.  In the event the Company’s excess availability under the Credit Facility borrowing base formula falls below the greater of (a) $40 million or (b) 12.5% of the commitments under the Credit Facility at any time (the “Trigger”), among other things, the Company must maintain a fixed charge coverage ratio of not less than 1.1 to 1.0 until the excess availability is greater than the Trigger for 30 consecutive days.  As of April 26, 2011, excess availability was greater of than $100 million.  The negative covenants limit, under certain circumstances, among other things, the Company’s ability to incur additional debt or liens, make certain investments, make shareholder distributions or prepay debt, except as permitted under the terms of the Second Amended Credit Agreement.  The Company was in compliance with all covenants under the Credit Facility as of April 26, 2011.

The Credit Facility contains events of default customary in similar asset based lending facilities.  If an event of default occurs and is continuing, the Lenders may decline to provide additional advances, impose a default rate of interest, declare all amounts outstanding under the Credit Facility immediately due and payable, and require cash collateralization or similar arrangements for outstanding letters of credit.

As of March 31, 2011, the Company had outstanding letters of credit of $99 million issued under the Amended Credit Agreement, as well as bank guarantees and letters of credit of $19 million, surety bonds in the amount of $16 million, and cash and investments in trust of $32 million, primarily to ensure the payment of possible casualty and workers’ compensation claims, environmental liabilities, legal contingencies, rental payments, and to support various customs, tax and trade activities.

In addition to the Second Amended Credit Agreement, the Company has other committed and uncommitted lines of credit as of March 31, 2011 totaling $19 million and $129 million, respectively.  These lines primarily support operational and borrowing needs of the Company’s subsidiaries, which include term loans, overdraft coverage, revolving credit lines, letters of credit, bank guarantees and vendor financing programs.  Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market conditions.  As of March 31, 2011, usage under these lines was approximately $42 million all of which were supporting non-debt related obligations.

Refer to Note 4, “Short-Term Borrowings and Long-Term Debt,” in the Notes to Financial Statements for additional information about the Company’s credit facilities and other banking arrangements.

Credit Quality

Moody's and Standard & Poor’s (“S&P”) ratings for the Company, including their outlooks, as of the filing date of this Form 10-Q are as follows:

			Senior		Most
	Corporate	Secured	Unsecured		Recent
	Rating	Rating	Rating	Outlook	Update

Moody's	Caa1	B1	Caa2	Negative	March 9, 2011
S&P	CCC	CCC	CC	Negative	March 25, 2011

On February 28, 2011, S&P lowered the Company’s Corporate, Secured, and Senior Unsecured credit rating from B- to CCC, B- to CCC, and CCC to CC, respectively.  These ratings were removed from CreditWatch with negative implications, where it was placed on January 26, 2011.  S&P’s outlook on the Company’s credit ratings is negative.

On March 25, 2011, S&P issued a rating of CCC on the Company’s 2019 Senior Secured Notes.

On March 3, 2011, Moody’s lowered the Company’s Corporate, Secured, and Senior Unsecured credit ratings from B3 to Caal, Ba3 to B1, and Caa1 to Caa2, respectively.  Moody’s outlook on the Company’s credit rating was revised from stable to negative.

On March 9, 2011, Moody’s issued a B1 rating on the Company’s 2019 Senior Secured Notes.

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

In connection with the issuance of the guarantee, the Subsidiary agreed to make certain contributions to the Plan as determined by a funding plan agreed to by the Trustees.  Under the terms of this agreement, the Subsidiary is obligated to pay a minimum amount of $50 million to the Plan in each of the years 2011 through 2014, and a minimum amount of $90 million to the Plan in each of the years 2015 through 2022.  Future funding beyond 2022 may be required if the Plan is still not fully funded as determined by the funding valuation for the period ending December 31, 2022.  These payment amounts for the years 2015 through 2022 could be lower, and the payment amounts for all years noted could be higher by up to $5 million, based on the exchange rate between the U.S. dollar and British pound.  These minimum amounts do not include potential contributions related to tax benefits received by the Subsidiary.  The additional amounts would only be contributed to the Plan to the extent the Subsidiary received a cash tax benefit as a result of the minimum contributed amount.

The amount of potential future contributions is dependent on the funding status of the Plan as it fluctuates over the term of the guarantee.  The funded status of the Plan may be materially impacted by future changes in the key assumptions used in the valuation of the Plan, particularly the discount rate and expected rate of return on plan assets.  A new funding valuation is required to be submitted to and approved by the United Kingdom Pension Regulator every three years.  The 2010 funding valuation is required to be completed by March 31, 2012.  The funded status of the Plan (calculated in accordance with U.S. GAAP) is included in Pension and other postretirement liabilities presented in the Consolidated Statement of Financial Position.

Other

Refer to Note 6, “Commitments and Contingencies” in the Notes to Financial Statements for discussion regarding the Company’s undiscounted liabilities for environmental remediation costs, and other commitments and contingencies including legal matters.

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this report may be forward-looking in nature, or "forward-looking statements" as defined in the United States Private Securities Litigation Reform Act of 1995.  For example, references to the Company's expectations regarding the following are forward-looking statements: revenue; revenue growth; cost of sales; gross margins; savings and expenses from restructuring and rationalization; earnings; cash generation; increased demand for our products, including commercial inkjet, consumer inkjet, workflow software and packaging printing solutions; potential revenue, cash and earnings from intellectual property licensing; environmental contingencies; the impact of the Japan eqrthquake and tsunami; liquidity; debt; and benefit costs.

Actual results may differ from those expressed or implied in forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the following risks, uncertainties, assumptions and factors as described in more detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, and in this report under the headings "Risk Factors,"  "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Litigation Reform Act of 1995" and in other filings the Company makes with the SEC from time to time:

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

•
Whether our pension and postretirement plan costs and contribution levels are impacted by changes in actuarial assumptions, future market performance of plan assets or obligations imposed by legislative or regulatory authorities which could adversely affect our financial position, results of operations and cash flow;

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

Using a sensitivity analysis based on estimated fair value of open foreign currency forward contracts using available forward rates, if the U.S. dollar had been 10% stronger at March 31, 2011 and 2010, the fair value of open forward contracts would have decreased $51 million and $2 million, respectively.  Such changes in fair value would be substantially offset by the revaluation or settlement of the underlying positions hedged.

Using a sensitivity analysis based on estimated fair value of open silver forward contracts using available forward prices, if available forward silver prices had been 10% lower at March 31, 2011 and 2010, the fair value of open forward contracts would have decreased $6 million and $3 million, respectively.  Such changes in fair value, if realized, would be offset by lower costs of manufacturing silver-containing products.

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

Using a sensitivity analysis based on estimated fair value of short-term and long-term borrowings, if available market interest rates had been 10% (about 91 basis points) lower at March 31, 2011, the fair value of short-term and long-term borrowings would have increased less than $1 million and $63 million, respectively.  Using a sensitivity analysis based on estimated fair value of short-term and long-term borrowings, if available market interest rates had been 10% (about 86 basis points) lower at March 31, 2010, the fair value of short-term and long-term borrowings would have increased less than $1 million and $57 million, respectively.

The Company’s financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments.  The Company manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties.  The Company has procedures to monitor the credit exposure amounts.  The maximum credit exposure at March 31, 2011 was not significant to the Company.

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

Part II.  Other Information

Item 1.  Legal Proceedings

The Company has been named by the U.S. Environmental Protection Agency (EPA) as a Potentially Responsible Party (PRP) with potential liability for the study and remediation of the Lower Passaic River Study Area (LPRSA) portion of the Diamond Alkali Superfund Site, based on releases from the former Hilton Davis site in Newark and Lehn & Fink operations in Bloomfield, New Jersey.  Based on currently available information, the Company is unable to determine the likelihood or reasonably estimate a range of loss pertaining to this matter at this time.

The Company has been named as third-party defendant (along with approximately 300 other entities) in an action initially brought by the New Jersey Department of Environmental Protection (NJDEP) in the Supreme Court of New Jersey, Essex County against Occidental Chemical Corporation and several other companies that are successors in interest to Diamond Shamrock Corporation.  The NJDEP seeks recovery of all costs associated with the investigation, removal, cleanup and damage to natural resources occasioned by Diamond Shamrock's disposal of various forms of chemicals in the Passaic River. The damages are alleged to potentially range "from hundreds of millions to several billions of dollars."  Pursuant to New Jersey's Court Rules, the defendants were required to identify all other parties which could be subject to permissive joinder in the litigation based on common questions of law or fact.  Third-party complaints seeking contribution from more than 300 entities, which have been identified as potentially contributing to the contamination in the Passaic, were filed on February 5, 2009.  Based on currently available information, the potential monetary exposure is likely to be in excess of $100,000.  Refer to Note 6, “Commitments and Contingencies,” in the Notes to Financial Statements for additional information.

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

On January 14, 2010 the Company filed a complaint with the International Trade Commission (ITC) against Apple Inc. and Research in Motion Limited (RIM) for infringement of patents related to digital camera technology.  In the Matter of Certain Mobile Telephones and Wireless Communication Devices Featuring Digital Cameras and Components Thereof, the Company is seeking a limited exclusion order preventing importation of infringing devices including iPHONES and camera enabled BLACKBERRY devices.  On February 16, 2010, the ITC ordered that an investigation be instituted to determine whether importation or sale of the accused Apple and RIM devices constitutes violation of the Tariff Act of 1930.  A Markman Hearing was held in May 2010 and an initial determination was issued by the Administrative Law Judge in June 2010, which determination is being reviewed by the Commission.  A hearing on the merits occurred in September 2010.  In December 2010, as a result of a re-examination proceeding initiated by RIM and other parties, the U.S. Patent and Trademark Office affirmed the validity of the same patent claim at issue in the ITC investigation.  On January 24, 2011, the Company received notice that the Administrative Law Judge (ALJ) had issued an initial determination recommending that the Commission find the patent claim at issue invalid and not infringed.  The Company has petitioned the Commission to review the initial determination of the ALJ.  On March 25, 2011, the ITC issued a notice of its decision to review the ALJ’s initial determination in its entirety.  A final determination by the Commission is expected by June 23, 2011.

On January 14, 2010 the Company filed two suits against Apple Inc. in the Federal District Court in the Western District of New York (Eastman Kodak Company v. Apple Inc.) claiming infringement of patents related to digital cameras and certain computer processes.  The Company is seeking unspecified damages and other relief.  The case related to digital cameras has been stayed pending the ITC action referenced above.  On April 15, 2010, Apple Inc. filed a counterclaim against Kodak claiming infringement of patents related to digital cameras and all-in-one printers.  Apple is in the process of amending its Answer in the Western District of New York case pertaining to digital cameras.  The parties have agreed to lift the stay in this case for that limited purpose.  The Company intends to vigorously defend itself.

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

Item 6.  Exhibits

(a)  Exhibits required as part of this report are listed in the index appearing on page 45.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EASTMAN KODAK COMPANY
(Registrant)

Date:April 28, 2011                                    /s/ Eric Samuels
Eric Samuels
Chief Accounting Officer and Corporate Controller

Eastman Kodak Company and Subsidiary Companies
Index to Exhibits

Incorporated by Reference
Exhibit		Filed		Period
Number	Exhibit Description	Herewith	Form	Ending	Exhibit	Filing Date
3.1	Certificate of Incorporation, as amended and restated May 11, 2005.		10-Q	6/30/2005	(3) A.	8/9/2005

3.2	By-laws, as amended and restated October 19,2010.		10-Q	9/30/2010	3.2	10/28/2010

10.1	Agreement between Eastman Kodak Company and Antonio M. Perez (N280K) effective January 1, 2011.	X

10.2	Agreement between Eastman Kodak Company and Antonio M. Perez (N404VL) effective January 1, 2011.	X

10.3	Administrative Guide for the 2011 Performance Stock Unit Program under Article 7 (Performance Awards) of the 2005 Omnibus Long-Term Compensation Plan, Granted to Antonio M. Perez.	X

10.4	2005 Omnibus Long-Term Compensation Plan of Eastman Kodak Company (As Amended and Restated January 1, 2011)	X

12	Statement Re Computation of Ratio of Earnings to Fixed Charges.	X

31.1	Certification.	X

31.2	Certification.	X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase	X

101.INS*	XBRL Instance Document	X

101.LAB*	XBRL Taxonomy Extension Label Linkbase	X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase	X

101.SCH*	XBRL Taxonomy Extension Schema Linkbase	X

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement of prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.