Form 10-Q
period 2011-06-30
EASTMAN KODAK CO
filed 2011-07-26
CIK 31235

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]  Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes    [   ]            No    [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Title of each Class	Number of shares Outstanding at July 22, 2011
Common Stock, $2.50 par value	269,050,749

Eastman Kodak Company
Form 10-Q
June 30, 2011

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
(in millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net sales
Products	$1,280	$1,361	$2,395	$2,515
Services	193	182	385	379
Licensing & royalties	12	12	27	575
Total net sales	$1,485	$1,555	$2,807	$3,469
Cost of sales
Products	$1,127	$1,112	$2,170	$2,085
Services	147	140	301	288
Total cost of sales	$1,274	$1,252	$2,471	$2,373
Gross profit	$211	$303	$336	$1,096
Selling, general and administrative expenses	289	313	600	622
Research and development costs	68	81	146	159
Restructuring costs, rationalization and other	29	11	62	24
Other operating (income) expenses, net	(1)	(2)	(71)	2
(Loss) earnings from continuing operations before interest expense, other income (charges), net and income taxes	(174)	(100)	(401)	289
Interest expense	38	41	76	79
Loss on early extinguishment of debt, net	-	-	-	102
Other income (charges), net	17	-	9	(4)
(Loss) earnings from continuing operations before income taxes	(195)	(141)	(468)	104
(Benefit) provision for income taxes	(16)	26	(40)	152
Loss from continuing operations	(179)	(167)	(428)	(48)
Earnings (loss) from discontinued operations, net of income taxes	-	(1)	3	(1)
NET LOSS ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$(179)	$(168)	$(425)	$(49)

Basic and diluted net (loss) earnings per share attributable to Eastman Kodak Company common shareholders:
Continuing operations	$(0.67)	$(0.62)	$(1.59)	$(0.18)
Discontinued operations	-	(0.01)	0.01	-
Total	$(0.67)	$(0.63)	$(1.58)	$(0.18)

Number of common shares used in basic and diluted net (loss) earnings per share	268.9	268.5	268.9	268.4

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
CONSOLIDATED STATEMENT OF RETAINED EARNINGS (Unaudited)
(in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Retained earnings at beginning of period	$4,716	$5,788	$4,969	$5,676
Net loss	(179)	(168)	(425)	(49)
Loss from issuance of treasury stock	(1)	-	(8)	(7)
Retained earnings at end of period	$4,536	$5,620	$4,536	$5,620

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
CONSOLIDATED STATEMENT OF FINANCIAL POSITION (Unaudited)

(in millions)	June 30,	December 31,
	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$957	$1,624
Receivables, net	1,110	1,196
Inventories, net	837	746
Deferred income taxes	65	120
Other current assets	83	100
Total current assets	3,052	3,786
Property, plant and equipment, net of accumulated depreciation of $5,000 and $4,985, respectively	997	1,037
Goodwill	293	294
Other long-term assets	992	1,109
TOTAL ASSETS	$5,334	$6,226
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities
Accounts payable, trade	$628	$959
Short-term borrowings and current portion of long-term debt	50	50
Accrued income and other taxes	121	343
Other current liabilities	1,411	1,468
Total current liabilities	2,210	2,820
Long-term debt, net of current portion	1,401	1,195
Pension and other postretirement liabilities	2,600	2,661
Other long-term liabilities	542	625
Total liabilities	6,753	7,301

Commitments and Contingencies (Note 6)

Equity (Deficit)
Common stock, $2.50 par value	978	978
Additional paid in capital	1,116	1,105
Retained earnings	4,536	4,969
Accumulated other comprehensive loss	(2,065)	(2,135)
	4,565	4,917
Less: Treasury stock, at cost	(5,986)	(5,994)
Total Eastman Kodak Company shareholders’ deficit	(1,421)	(1,077)
Noncontrolling interests	2	2
Total deficit	(1,419)	(1,075)

TOTAL LIABILITIES AND DEFICIT	$5,334	$6,226

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
(in millions)	2011	2010

Cash flows from operating activities:
Net loss	$(425)	$(49)
Adjustments to reconcile to net cash used in operating activities:
(Earnings) loss from discontinued operations, net of income taxes	(3)	1
Depreciation and amortization	151	193
(Gain) loss on sales of businesses/assets	(72)	2
Loss on early extinguishment of debt	-	102
Non-cash restructuring and rationalization costs, asset impairments and other charges	6	-
Provision (benefit) for deferred income taxes	38	(7)
Decrease (increase) in receivables	144	-
Increase in inventories	(62)	(131)
Decrease in liabilities excluding borrowings	(636)	(730)
Other items, net	22	(25)
Total adjustments	(412)	(595)
Net cash used in continuing operations	(837)	(644)
Net cash used in discontinued operations	(10)	-
Net cash used in operating activities	(847)	(644)
Cash flows from investing activities:
Additions to properties	(56)	(58)
Proceeds from sales of businesses/assets	76	17
Business acquisitions, net of cash acquired	(27)	-
Funding of restricted cash and investment accounts	(22)	-
Marketable securities - sales	41	47
Marketable securities - purchases	(38)	(41)
Net cash used in investing activities	(26)	(35)
Cash flows from financing activities:
Proceeds from borrowings	247	491
Repayment of borrowings	(50)	(492)
Debt issuance costs	(6)	(12)
Net cash provided by (used in) financing activities	191	(13)
Effect of exchange rate changes on cash	15	(19)
Net decrease in cash and cash equivalents	(667)	(711)
Cash and cash equivalents, beginning of period	1,624	2,024
Cash and cash equivalents, end of period	$957	$1,313

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

During the second quarter of 2011, the Company recorded an $18 million gain on foreign exchange to correct for the loss on foreign exchange that was overstated by the same amount in the first quarter of 2011.  This second quarter gain is included within Other income (charges), net in the accompanying Consolidated Statement of Operations for the three months ended June 30, 2011.  There is no impact on the results of operations for the six months ended June 30, 2011.

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

The effect of this change in estimate for the three months ended June 30, 2011 was a reduction in depreciation expense of $9 million, $3 million of which has been recognized in Cost of sales and is a benefit to earnings from continuing operations.  In addition, $6 million of the reduction in depreciation expense is capitalized as a reduction of inventories at June 30, 2011.  The net impact of the change to earnings from continuing operations for the three months ended June 30, 2011 is an increase of $9 million, or $.04 on a fully-diluted earnings per share basis.  This includes the $3 million of current quarter depreciation recognized in Cost of sales, plus $6 million of depreciation from the previous quarter which was capitalized as a reduction of inventories at March 31, 2011, but was recognized in Cost of sales in the current quarter.

The effect of this change in estimate for the six months ended June 30, 2011 was a reduction in depreciation expense of $18 million, $12 million of which has been recognized in Cost of sales, and $6 million of which is capitalized as a reduction of inventories at June 30, 2011.  The net impact of this change is an increase in earnings from continuing operations for the six months ended June 30, 2011 of

$12 million, or $.05 on a fully-diluted earnings per share basis.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In December 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts,” which amends Accounting Standards Codification (ASC) Topic 350, “Intangibles – Goodwill and Other.”  ASU No. 2010-28 amends the ASC to require entities that have a reporting unit with a zero or negative carrying value to assess whether qualitative factors indicate that it is more likely than not that an impairment of goodwill exists, and if an entity concludes that it is more likely than not that an impairment exists, the entity must measure the goodwill impairment. The changes to the ASC as a result of this update were effective for annual and interim reporting periods beginning after December 15, 2010 (January 1, 2011 for the Company).  The adoption of this guidance did not impact the Company’s Consolidated Financial Statements.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements,” which amends ASC Topic 605, “Revenue Recognition.”  ASU No. 2009-13 amends the ASC to eliminate the residual method of allocation for multiple-deliverable revenue arrangements, and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method.  The ASU also establishes a selling price hierarchy for determining the selling price of a deliverable, which includes: (1) vendor-specific objective evidence if available, (2) third-party evidence if vendor-specific objective evidence is not available, and (3) estimated selling price if neither vendor-specific nor third-party evidence is available.  Additionally, ASU No. 2009-13 expands the disclosure requirements related to a vendor's multiple-deliverable revenue arrangements.  The changes to the ASC as a result of this update were effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 (January 1, 2011 for the Company).  The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements,” which amends ASC Topic 985, “Software.”  ASU No. 2009-14 amends the ASC to change the accounting model for revenue arrangements that include both tangible products and software elements, such that tangible products containing both software and non-software components that function together to deliver the tangible product's essential functionality are no longer within the scope of software revenue guidance.  The changes to the ASC as a result of this update were effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 (January 1, 2011 for the Company).  The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (ASC Topic 220) - Presentation of Comprehensive Income.”  ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity and requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The amendments are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011 (January 1, 2012 for the Company).  The guidance requires changes in presentation only and will have no significant impact on the Company's Consolidated Financial Statements.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (ASC Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  ASU No. 2011-04 amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization.  The changes to the ASC as a result of this update are effective prospectively for interim and annual periods beginning after December 15, 2011 (January 1, 2012 for the

Company).  The Company does not expect that the adoption of this guidance will have a significant impact on its Consolidated Financial Statements.

NOTE 2:  RECEIVABLES, NET

	As of
	June 30,	December 31,
(in millions)	2011	2010

Trade receivables	$987	$1,074
Miscellaneous receivables	123	122
Total (net of allowances of $74 and $77 as of June 30, 2011 and December 31, 2010, respectively)	$1,110	$1,196

Of the total trade receivable amounts of $987 million and $1,074 million as of June 30, 2011 and December 31, 2010, respectively, approximately $175 million and $224 million, respectively, are expected to be settled through customer deductions in lieu of cash payments.  Such deductions represent rebates owed to the customer and are included in Other current liabilities in the accompanying Consolidated Statement of Financial Position at each respective balance sheet date.

NOTE 3:  INVENTORIES, NET

	As of
(in millions)	June 30,	December 31,
	2011	2010

Finished goods	$514	$471
Work in process	186	154
Raw materials	137	121

Total	$837	$746

NOTE 4:  SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Long-term debt and related maturities and interest rates were as follows at June 30, 2011 and December 31, 2010:

				As of
(in millions)				June 30, 2011	December 31, 2010

			Weighted-Average
			Effective
			Interest	Carrying	Carrying
Country	Type	Maturity	Rate	Value	Value

U.S.	Term note	2011-2013	6.16%	$28	$27
Germany	Term note	2011-2013	6.16%	112	109
U.S.	Term note	2013	7.25%	250	300
U.S.	Convertible	2017	12.75%	310	305
U.S.	Secured term note	2018	10.11%	491	491
U.S.	Term note	2018	9.95%	3	3
U.S	Secured term note	2019	10.87%	247	-
U.S.	Term note	2021	9.20%	10	10

				1,451	1,245
Current portion of long-term debt				(50)	(50)
Long-term debt, net of current portion				$1,401	$1,195

Annual maturities (in millions) of long-term debt outstanding at June 30, 2011 were as follows:

	Carrying	Maturity
	Value	Value

2011	$50	$50
2012	47	50
2013	293	300
2014	-	-
2015	-	-
2016 and thereafter	1,061	1,163
Total	$1,451	$1,563

Issuance of Senior Secured Notes due 2019
On March 15, 2011, the Company issued $250 million of aggregate principal amount of 10.625% senior secured notes due March 15, 2019 (2019 Senior Secured Notes).  The Company will pay interest at an annual rate of 10.625% of the principal amount at issuance, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2011.

Upon issuance of the 2019 Senior Secured Notes, the Company received proceeds of approximately $247 million ($250 million aggregate principal less $3 million stated discount).  The proceeds were used to repurchase $50 million of the 7.25% Senior Notes due 2013 with the remaining amount being used for other general corporate purposes.

In connection with the issuance of the 2019 Senior Secured Notes, the Company and the subsidiary guarantors (as defined below) entered into an indenture, dated as of March 15, 2011, with Bank of New York Mellon as trustee and second lien collateral agent (Indenture).

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

The Indenture contains covenants limiting, among other things, the Company’s ability and the ability of the Company’s restricted subsidiaries (as defined in the Indenture) to (subject to certain exceptions and qualifications): incur additional debt or issue certain preferred stock; pay dividends or make distributions in respect of capital stock or make other restricted payments; make principal payments on, or purchase or redeem subordinated indebtedness prior to any scheduled principal payment or maturity; make certain investments; sell certain assets; create liens on assets; consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s and its subsidiaries’ assets; enter into certain transactions with affiliates; and designate the Company’s subsidiaries as unrestricted subsidiaries.  The Company was in compliance with these covenants as of June 30, 2011.

The 2019 Senior Secured Notes are fully and unconditionally guaranteed (guarantees) on a senior secured basis by each of the Company’s existing and future direct or indirect 100% owned domestic subsidiaries, subject to certain exceptions (Subsidiary Guarantors).  The 2019 Senior Secured Notes and guarantees are secured by second-priority liens, subject to permitted liens, on substantially all of the Company’s domestic assets and substantially all of the domestic assets of the Subsidiary Guarantors pursuant to a supplement, dated March 15, 2011, to the security agreement, dated March 5, 2010, entered into with Bank of New York Mellon as second lien collateral agent.  The carrying value of the assets pledged as collateral at June 30, 2011 was approximately $1.4 billion.

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

Repurchase of Senior Notes due 2013
On March 15, 2011, the Company repurchased $50 million aggregate principal amount of Senior Notes due 2013 (2013 Notes) at par using proceeds from the issuance of the 2019 Senior Secured Notes.  As of June 30, 2011, $250 million of the 2013 Notes remain outstanding.

Second Amended and Restated Credit Agreement
On April 26, 2011, the Company and its subsidiary, Kodak Canada, Inc. (together the “Borrowers”), together with the Company’s U.S. subsidiaries as guarantors (Guarantors), entered into a Second Amended and Restated Credit Agreement (Second Amended Credit Agreement), with the named lenders (Lenders) and Bank of America, N.A. as administrative agent, in order to amend and extend its Amended and Restated Credit Agreement dated as of March 31, 2009, as amended (Amended Credit Agreement).

The Second Amended Credit Agreement provides for an asset-based Canadian and U.S. revolving credit facility (Credit Facility) of $400 million ($370 million in the U.S. and $30 million in Canada), as further described below, with the ability to increase the aggregate amount.  Additionally, up to $125 million of the Company’s and its subsidiaries’ obligations to Lenders under treasury management services, hedge or other agreements or arrangements can be secured by the collateral under the Credit Facility.  The Credit Facility can be used for ongoing working capital and other general corporate purposes.  The termination date of the Credit Facility is the earlier of (a) April 26, 2016 or (b) August 17, 2013, to the extent that the 2013 Notes have not been redeemed, defeased, or otherwise satisfied by that date.

Advances under the Second Amended Credit Agreement are available based on the Borrowers’ respective borrowing base from time to time.  The borrowing base is calculated based on designated percentages of eligible accounts receivable, inventory, machinery and equipment, subject to applicable reserves.  As of June 30, 2011, based on this borrowing base calculation and after deducting the face amount of letters of credit outstanding of $97 million and $68 million of collateral to secure other banking arrangements, the Company had $235 million available to borrow under the Second Amended Credit Agreement.  As of June 30, 2011, the Company had no debt for borrowed money outstanding under the Second Amended Credit Agreement.

Under the terms of the Credit Facility, the Company has agreed to certain affirmative and negative covenants customary in similar asset-based lending facilities.  In the event the Company’s excess availability under the Credit Facility borrowing base formula falls below the greater of (a) $40 million or (b) 12.5% of the commitments under the Credit Facility at any time (Trigger), among other things, the Company must maintain a fixed charge coverage ratio of not less than 1.1 to 1.0 until the excess availability is greater than the Trigger for 30 consecutive days.  As of June 30, 2011, excess availability was greater than the Trigger.  The negative covenants limit, under certain circumstances, among other things, the Company’s ability to incur additional debt or liens, make certain investments, make shareholder distributions or prepay debt, except as permitted under the terms of the Second Amended Credit Agreement.  The Company was in compliance with all covenants under the Credit Facility as of June 30, 2011.

In addition to the Second Amended Credit Agreement, the Company has other committed and uncommitted lines of credit as of June 30, 2011 totaling $10 million and $97 million, respectively.  These lines primarily support operational and borrowing needs of the Company’s subsidiaries, which include term loans, overdraft coverage, revolving credit lines, letters of credit, bank guarantees and vendor financing programs.  Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market conditions.  As of June 30, 2011, usage under these lines was approximately $38 million all of which were supporting non-debt related obligations.

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

NOTE 5:  INCOME TAXES

The Company’s income tax (benefit) provision and effective tax rate were as follows:

(dollars in millions)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
(Loss) earnings from continuing operations before income taxes	$(195)	$(141)	$(468)	$104
Effective tax rate	8.2%	(18.4)%	8.5%	146.2%
(Benefit) provision for income taxes	$(16)	$26	$(40)	$152
(Benefit) provision for income taxes @ 35%	$(68)	$(49)	$(164)	$36
Difference between tax at effective vs. statutory rate	$52	$75	$124	$116

For the three months ended June 30, 2011, the difference between the Company’s recorded benefit and the benefit that would result from applying the U.S. statutory rate of 35.0% is primarily attributable to: (1) losses generated within the U.S. and certain jurisdictions outside the U.S. for which no benefit was recognized due to management’s conclusion that it was more likely than not that the tax benefits would not be realized, (2) a provision associated with the establishment of a deferred tax asset valuation allowance outside the U.S., and (3) changes in audit reserves and settlements.

During the second quarter of 2011, the Company agreed to terms with the U.S. Internal Revenue Service and settled federal audits for calendar years 2001 through 2005.  For these years, the Company originally recorded federal and related state liabilities for uncertain tax positions (UTP) totaling $115 million (plus interest of approximately $25 million).  The settlement resulted in a reduction in Accrued income and other taxes (including the UTP previously noted) of $296 million, the recognition of a $50 million tax benefit, and a reduction in net deferred tax assets of $246 million.  The Company will receive a net federal refund of approximately $2 million and estimates that it will pay $23 million over the next several months to satisfy state obligations as amended state returns are filed.

During the second quarter of 2011, the Company determined that it is more likely than not that a portion of the deferred tax assets outside the U.S. would not be realized and accordingly, recorded a tax provision of $23 million associated with the establishment of a valuation allowance on those deferred tax assets.

For the six months ended June 30, 2011, the difference between the Company’s recorded benefit and the benefit that would result from applying the U.S. statutory rate of 35.0% is primarily attributable to: (1) losses generated within the U.S. and certain jurisdictions outside the U.S. for which no benefit was recognized due to management’s conclusion that it was more likely than not that the tax benefits would not be realized, (2) a provision associated with the establishment of a deferred tax asset valuation allowance outside the U.S., (3)  a benefit associated with the release of a deferred tax asset valuation allowance in a certain jurisdiction outside the U.S., (4) tax accounting impacts related to items reported in Accumulated other comprehensive loss, and (5) changes in audit reserves and settlements.

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

NOTE 6:  COMMITMENTS AND CONTINGENCIES

Environmental
The Company’s undiscounted accrued liabilities for future environmental investigation, remediation, and monitoring costs are composed of the following items:

	As of
(in millions)	June 30,	December 31,
	2011	2010

Eastman Business Park site, Rochester, NY	$50	$53
Other operating sites	11	11
Sites associated with former operations	22	20
Sites associated with the non-imaging health businesses sold in 1994	19	19
Total	$102	$103

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

The Company is presently designated as a potentially responsible party (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (Superfund Law), or under similar state laws, for environmental assessment and cleanup costs as the result of the Company’s alleged arrangements for disposal of hazardous substances at eight Superfund sites.  Numerous other PRPs have also been designated at all of these sites.  Although the law imposes joint and several liability on PRPs, the Company’s historical experience demonstrates that these costs are shared with other PRPs.  Settlements and costs paid by the Company in Superfund matters to date have not been material.

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

Other Commitments and Contingencies

As of June 30, 2011, the Company had outstanding letters of credit of $97 million issued under the Amended Credit Agreement, as well as bank guarantees and letters of credit of $21 million, surety bonds in the amount of $15 million, and cash and investments in trust of $32 million, primarily to ensure the payment of possible casualty and workers’ compensation claims, environmental liabilities, legal contingencies, rental payments, and to support various customs, tax and trade activities.  The restricted cash and investment amounts are recorded within Other long-term assets in the Consolidated Statement of Financial Position.

The Company’s Brazilian operations are involved in governmental assessments of indirect and other taxes in various stages of litigation, primarily related to federal and state value-added taxes.  The Company is disputing these matters and intends to vigorously defend its position.  Based on the opinion of legal counsel and current reserves already recorded for those matters deemed probable of loss, management does not believe that the ultimate resolution of these matters will materially impact the Company’s results of operations or financial position.  The Company routinely assesses all these matters as to the probability of ultimately incurring a liability in its Brazilian operations and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable.  As of June 30, 2011, the unreserved portion of these contingencies, inclusive of any related interest and penalties, for which there was at least a reasonable possibility that a loss may be incurred, amounted to approximately $81 million.

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

NOTE 7:  GUARANTEES

The Company guarantees debt and other obligations of certain customers.  The debt and other obligations are primarily due to banks and leasing companies in connection with financing of customers’ purchases of equipment and product from the Company.  At June 30, 2011, the maximum potential amount of future payments (undiscounted) that the Company could be required to make under these customer-related guarantees was $32 million.  At June 30, 2011, the carrying amount of any liability related to these customer guarantees was not material.

The customer financing agreements and related guarantees, which mature between the third quarter of 2011 and 2016, typically have a term of 90 days for product and short-term equipment financing arrangements, and up to five years for long-term equipment financing arrangements.  These guarantees would require payment from the Company only in the event of default on payment by the respective debtor.  In some cases, particularly for guarantees related to equipment financing, the Company has collateral or recourse provisions to recover and sell the equipment to reduce any losses that might be incurred in connection with the guarantees.  However, any proceeds received from the liquidation of these assets would not cover the maximum potential loss under these guarantees.

The Company also guarantees potential indebtedness to banks and other third parties for some of its consolidated subsidiaries.  The maximum amount guaranteed is $240 million, and the outstanding amount for those guarantees is $218 million with $112 million recorded within the Short-term borrowings and current portion of long-term debt, and Long-term debt, net of current portion and $12 million recorded within the Other current liabilities and Other long-term liabilities components in the accompanying Consolidated Statement of Financial Position.  These guarantees expire in 2011 through 2019.  Pursuant to the terms of the Company's Second Amended and Restated Credit Agreement, obligations of the Borrowers to the Lenders under the Second Amended and Restated Credit Agreement, as well as secured agreements in an amount not to exceed $125 million, are guaranteed by the Company and the Company’s U.S. subsidiaries and included in the above amounts.  These secured agreements totaled $68 million as of June 30, 2011.

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

(in millions)

Accrued warranty obligations as of December 31, 2010	$43
Actual warranty experience during 2011	(43)
2011 warranty provisions	35
Accrued warranty obligations as of June 30, 2011	$35

The Company also offers its customers extended warranty arrangements that are generally one year, but may range from three months to three years after the original warranty period.  The Company provides repair services and routine maintenance under these arrangements.  The Company has not separated the extended warranty revenues and costs from the routine maintenance service revenues and costs, as it is not practicable to do so.  Therefore, these revenues and costs have been aggregated in the discussion that follows.  Costs incurred under these arrangements for the six months ended June 30, 2011 amounted to $170 million.  The change in the Company's deferred revenue balance in relation to these extended warranty and maintenance arrangements from December 31, 2010 to June 30, 2011, which is reflected in Other current liabilities in the accompanying Consolidated Statement of Financial Position, was as follows:

(in millions)

Deferred revenue on extended warranties as of December 31, 2010	$130
New extended warranty and maintenance arrangements in 2011	218
Recognition of extended warranty and maintenance arrangement revenue in 2011	(219)
Deferred revenue on extended warranties as of June 30, 2011	$129

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

Restructuring and Ongoing Rationalization Reserve Activity

The activity in the accrued balances and the non-cash charges and credits incurred in relation to restructuring initiatives and ongoing rationalization activities for the three and six months ended June 30, 2011 were as follows:

			Long-lived Asset
		Exit	Impairments and
	Severance	Costs	Inventory	Accelerated
(in millions)	Reserve	Reserve	Write-downs	Depreciation	Total

Balance as of December 31, 2010	$22	$20	$-	$-	42

Q1 2011 charges	30	2	1	2	35
Q1 2011 utilization/cash payments	(14)	(3)	(1)	(2)	(20)
Q1 2011 other adjustments & reclasses (1)	(11)	1	-	-	(10)
Balance as of March 31, 2011	27	20	-	-	47

Q2 2011 charges	22	7	1	6	36
Q2 2011 utilization/cash payments	(17)	(2)	(1)	(6)	(26)
Q2 2011 other adjustments & reclasses (2)	(5)	-	-	-	(5)
Balance as of June 30, 2011	$27	$25	$-	$-	$52

(1)
The $(10) million includes $(12) million for severance-related charges for pension plan curtailments, settlements, and special termination benefits, which are reflected in Pension and other postretirement liabilities and Other long-term assets in the Consolidated Statement of Financial Position.  The remaining $2 million reflects foreign currency translation adjustments.

(2)
The $(5) million includes $(6) million for severance-related charges for pension plan curtailments, settlements, and special termination benefits, which are reflected in Pension and other postretirement liabilities and Other long-term assets in the Consolidated Statement of Financial Position.  The remaining $1 million reflects foreign currency translation adjustments.

For the three months ended June 30, 2011, the $36 million of charges include $6 million of charges for accelerated depreciation and $1 million of charges for inventory write-downs, which were reported in Cost of sales in the accompanying Consolidated Statement of Operations.  The remaining costs incurred of $29 million were reported as Restructuring costs, rationalization and other in the accompanying Consolidated Statement of Operations for the three months ended June 30, 2011.  The severance and exit costs reserves require the outlay of cash, while long-lived asset impairments, accelerated depreciation and inventory write-downs represent non-cash items.

The second quarter 2011 severance costs related to the elimination of approximately 300 positions, including approximately 175 manufacturing/service positions, 100 administrative positions, and 25 research and development positions.  The geographic composition of these positions includes approximately150 in the United States and Canada, and 150 throughout the rest of the world.

The charges of $36 million recorded in the second quarter of 2011 included $18 million applicable to FPEG, $1 million applicable to CDG, $6 million applicable to GCG, and $11 million that was applicable to manufacturing, research and development, and administrative functions, which are shared across all segments.

For the six months ended June 30, 2011, the $71 million of charges include $8 million of charges for accelerated depreciation and $1 million of charges for inventory write-downs, which were reported in Cost of sales in the accompanying Consolidated Statement of Operations.  The remaining costs incurred of $62 million were reported as Restructuring costs, rationalization and other in the accompanying Consolidated Statement of Operations for the six months ended June 30, 2011.  The severance and exit costs reserves require the outlay of cash, while long-lived asset impairments, accelerated depreciation and inventory write-downs represent non-cash items.

The severance costs for the six months ended June 30, 2011 related to the elimination of approximately 775 positions, including approximately 425 manufacturing/service positions, 275 administrative positions, and 75 research and development positions.  The geographic composition of these positions includes approximately 500 in the United States and Canada, and 275 throughout the rest of the world.

The charges of $71 million recorded in the first half of 2011 included $29 million applicable to FPEG, $4 million applicable to CDG, $15 million applicable to GCG, and $23 million that was applicable to manufacturing, research and development, and administrative functions, which are shared across all segments.

As a result of these initiatives, severance payments will be paid during periods through the end of the second quarter of 2012 since, in some instances, the employees whose positions were eliminated can elect or are required to receive their payments over an extended period of time.  In addition, certain exit costs, such as long-term lease payments, will be paid over periods throughout 2012 and beyond.

NOTE 9:  RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of the net periodic benefit cost for all major funded and unfunded U.S. and Non-U.S. defined benefit plans for the three and six months ended June 30 are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2011		2010		2011		2010
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Major defined benefit plans:
Service cost	$12	$4	$12	$4	$25	$8	$24	$8
Interest cost	64	46	66	43	127	91	132	88
Expected return on plan assets	(109)	(53)	(118)	(51)	(218)	(105)	(238)	(104)
Amortization of:
Recognized prior service cost	1	1	-	-	1	2	-	-
Recognized net actuarial loss	17	13	1	9	34	26	2	17
Pension (income) expense before special termination benefits, curtailments, and settlements	(15)	11	(39)	5	(31)	22	(80)	9
Special termination benefits	6	-	6	-	17	1	6	1
Curtailment gain	-	-	-	-	-	-	-	(1)
Settlement loss	-	-	-	1	-	-	-	1
Net pension (income) expense	(9)	11	(33)	6	(14)	23	(74)	10
Other plans including unfunded plans	-	3	-	3	-	6	-	6
Total net pension (income) expense from continuing operations	$(9)	$14	$(33)	$9	$(14)	$29	$(74)	$16

For the three months ended June 30, 2011 and 2010, $6 million of special termination benefits charges were incurred as a result of the Company's restructuring actions.  For the six months ended June 30, 2011 and 2010, $18 million and $7 million, respectively, of special termination benefits charges were incurred as a result of the Company's restructuring actions.  These charges have been included in Restructuring costs, rationalization and other in the Consolidated Statement of Operations.  In addition, curtailment gains for the major funded and unfunded U.S. and Non-U.S. defined benefit plans totaling $1 million for the six months ended June 30, 2010 were incurred as a result of the Company’s restructuring actions and, therefore, have been included in Restructuring costs, rationalization and other in the Consolidated Statement of Operations.

The Company made contributions (funded plans) or paid benefits (unfunded plans) totaling approximately $77 million relating to its major U.S. and non-U.S. defined benefit pension plans for the six months ended June 30, 2011.  The Company expects its contribution (funded plans) and benefit payment (unfunded plans) requirements for its major U.S. and non-U.S. defined benefit pension plans for the balance of 2011 to be approximately $43 million.

Postretirement benefit costs for the Company's U.S., United Kingdom and Canada postretirement benefit plans, which represent the Company's major postretirement plans, includes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2011	2010	2011	2010

Service cost	$1	$-	$1	$-
Interest cost	16	18	33	36
Amortization of:
Prior service credit	(20)	(19)	(39)	(38)
Recognized net actuarial loss	8	7	16	14
Total net postretirement benefit expense	$5	$6	$11	$12

The Company paid benefits totaling approximately $56 million relating to its U.S., United Kingdom and Canada postretirement benefit plans for the six months ended June 30, 2011.  The Company expects to pay benefits of approximately $67 million for these postretirement plans for the balance of 2011.

Certain of the Company's retirement plans were remeasured during the first half of 2011.  The remeasurement of the funded status of those plans decreased the Company's recognized defined benefit and other postretirement benefit plan obligation by $23 million.

NOTE 10:  OTHER OPERATING (INCOME) EXPENSES, NET

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2011	2010	2011	2010

(Income) expenses:
Gain on sale of certain image sensor patents	$-	$-	$(62)	$-
Other	(1)	(2)	(9)	2
Total	$(1)	$(2)	$(71)	$2

On March 31, 2011, the Company sold patents and patent applications related to CMOS image sensors to OmniVision Technologies Inc. for $65 million.  The Company recognized a gain, net of transaction costs, of $62 million from this transaction.

NOTE 11:  EARNINGS PER SHARE

Basic earnings per share computations are based on the weighted-average number of shares of common stock outstanding during the year.  As a result of the net loss from continuing operations presented for the three and six months ended June 30, 2011 and June 30, 2010, respectively, the Company calculated diluted earnings per share using weighted-average basic shares outstanding for those periods, as utilizing diluted shares would be anti-dilutive to loss per share.  Weighted-average basic shares outstanding for the three and six months ended June 30, 2011 were 268.9 million and 268.9 million, respectively. Weighted-average basic shares outstanding for the three and six months ended June 30, 2010 were 268.5 million and 268.4 million, respectively.

If the Company had reported earnings from continuing operations for the quarter ended June 30, 2011, approximately 3.9 million potential shares of the Company’s common stock from unvested share-based awards would have been included in the computation of diluted earnings per share.  However, potential shares of the Company’s common stock related to the assumed conversion of (1) approximately 17.4 million outstanding employee stock options, (2) approximately 40.0 million outstanding detachable warrants to purchase common shares, and (3) approximately $310 million of convertible senior notes due 2017 would still have been excluded from the computation of diluted earnings per share, as these securities were anti-dilutive.

NOTE 12:  SHAREHOLDERS' EQUITY

The Company has 950 million shares of authorized common stock with a par value of $2.50 per share, of which 391 million shares had been issued as of June 30, 2011 and December 31, 2010.  Treasury stock at cost consisted of approximately 122 million shares as of June 30, 2011 and December 31, 2010.

Comprehensive Loss
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2011	2010	2011	2010

Net loss	$(179)	$(168)	$(425)	$(49)
Realized and unrealized (loss) gain from hedging activity, net of tax and reclassifications	(8)	1	1	(2)
Currency translation adjustments	20	(8)	18	16
Pension and other postretirement benefit plan obligation activity, net of tax	15	15	51	(151)
Total comprehensive loss, net of tax	$(152)	$(160)	$(355)	$(186)

NOTE 13:  SEGMENT INFORMATION

Current Segment Reporting Structure

The Company has three reportable segments: Consumer Digital Imaging Group (CDG), Graphic Communications Group (GCG), and Film, Photofinishing and Entertainment Group (FPEG).  The balance of the Company's continuing operations, which individually and in the aggregate do not meet the criteria of a reportable segment, are reported in All Other.  A description of the segments follows.

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

Graphic Communications Group Segment (GCG):  GCG encompasses workflow software and digital controllers; digital printing, which includes commercial inkjet and electrophotographic products, including equipment, consumables and service; prepress consumables; prepress equipment and packaging solutions; business solutions and consulting services; and document scanners.

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

Prior period segment results have been revised to reflect this change.

Segment financial information is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2011	2010	2011	2010

Net sales from continuing operations:

Consumer Digital Imaging Group	$404	$438	$734	$1,322
Graphic Communications Group	685	656	1,310	1,257
Film, Photofinishing and Entertainment Group	396	461	763	890
Consolidated total	$1,485	$1,555	$2,807	$3,469

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2011	2010	2011	2010

(Loss) earnings from continuing operations before interest expense, other income (charges), net and income taxes:

Consumer Digital Imaging Group	$(92)	$(123)	$(260)	$278
Graphic Communications Group	(45)	(17)	(116)	(57)
Film, Photofinishing and Entertainment Group	2	36	(13)	58
All Other	-	1	-	(1)
Total of reportable segments	(135)	(103)	(389)	278
Restructuring costs, rationalization and other	(36)	(11)	(71)	(25)
Corporate components of pension and OPEB (expense) income	(4)	22	(12)	48
Other operating income (expenses), net	1	2	71	(2)
Legal contingencies and settlements	-	(10)	-	(10)
Loss on early extinguishment of debt, net	-	-	-	(102)
Interest expense	(38)	(41)	(76)	(79)
Other income (charges), net	17	-	9	(4)
Consolidated (loss) earnings from continuing operations before income taxes	$(195)	$(141)	$(468)	$104

(in millions)	As of June 30, 2011	As of December 31, 2010

Segment total assets:

Consumer Digital Imaging Group	$1,009	$1,126
Graphic Communications Group	1,663	1,566
Film, Photofinishing and Entertainment Group	1,137	1,090
Total of reportable segments	3,809	3,782
Cash and marketable securities	959	1,628
Deferred income tax assets	565	815
All Other/corporate items	1	1
Consolidated total assets	$5,334	$6,226

NOTE 14:  FINANCIAL INSTRUMENTS

The following table presents the carrying amounts, estimated fair values, and location in the Consolidated Statement of Financial Position for the Company’s financial instruments:

		Assets
(in millions)		June 30, 2011		December 31, 2010
	Balance Sheet Location	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Marketable securities:
Available-for-sale (1)	Other current assets and Other long-term assets	$7	$7	$10	$10
Held-to-maturity (2)	Other current assets and Other long-term assets	30	30	8	8

Derivatives designated as hedging instruments:
Commodity contracts (1)	Receivables, net	3	3	2	2

Derivatives not designated as hedging instruments:
Foreign exchange contracts (1)	Receivables, net	2	2	11	11
Foreign exchange contracts (1)	Other long-term assets	-	-	1	1

		Liabilities
(in millions)		June 30, 2011		December 31, 2010
	Balance Sheet Location	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Long-term borrowings, net of current portion (2)	Long-term debt, net of current portion	$1,401	$1,366	$1,195	$1,242

Derivatives designated as hedging instruments:
Commodity contracts (1)	Other current liabilities	3	3	-	-

Derivatives not designated as hedging instruments:
Foreign exchange contracts (1)	Other current liabilities	7	7	8	8
Foreign exchange contracts (1)	Other long-term liabilities	3	3	-	-

(1)  Recorded at fair value.
(2)  Recorded at historical cost.

Long-term debt is generally used to finance long-term investments, while short-term borrowings (excluding the current portion of long-term debt) are used to meet working capital requirements.  The carrying value of the current portion of long-term debt approximates its fair value as of June 30, 2011 and December 31, 2010.  The Company does not utilize financial instruments for trading or other speculative purposes.

Fair value

The fair values of marketable securities are determined using quoted prices in active markets for identical assets (Level 1 fair value measurements).  Fair values of the Company’s forward contracts are determined using other observable inputs (Level 2 fair value measurements), and are based on the present value of expected future cash flows (an income approach valuation technique) considering the risks involved and using discount rates appropriate for the duration of the contracts.  Transfers between levels of the fair value hierarchy are recognized based on the actual date of the event or change in circumstances that caused the transfer.  There were no transfers between levels of the fair value hierarchy during the three and six months ended June 30, 2011.

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

Foreign exchange

Foreign exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in Other income (charges), net in the accompanying Consolidated Statement of Operations.  The net effects of foreign currency transactions, including changes in the fair value of foreign exchange contracts, are shown below:

(in millions)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net gain (loss)	$20	$-	$7	$(11)

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

The Company’s financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments.  The Company manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties.  The Company has procedures to monitor the credit exposure amounts.  The maximum credit exposure at June 30, 2011 was not significant to the Company.

In the event of a default under the Company’s Second Amended and Restated Credit Agreement, or one of the Company’s Indentures, or a default under any derivative contract or similar obligation of the Company, the derivative counterparties would have the right, although not the obligation, to require immediate settlement of some or all open derivative contracts at their then-current fair value, but with liability positions netted against asset positions with the same counterparty.  At June 30, 2011, the Company had open derivative contracts in liability positions with a total fair value of $13 million.

The location and amounts of pre-tax gains and losses related to derivatives reported in the Consolidated Statement of Operations are shown in the following tables:

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI Into Cost of Sales (Effective Portion)		Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(in millions)	For the three months ended June 30,		For the three months ended June 30,		For the three months ended June 30,
	2011	2010	2011	2010	2011	2010

Commodity contracts	$(5)	$2	$7	$1	$-	$-

	For the six months ended June 30,		For the six months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010	2011	2010

Commodity contracts	$9	$4	$7	$6	$-	$-

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative
(in millions)		For the three months ended June 30,		For the six months ended June 30,
		2011	2010	2011	2010

Foreign exchange contracts	Other income (charges), net	$10	$27	$10	$31

Foreign currency forward contracts

Certain of the Company’s foreign currency forward contracts used to mitigate currency risk related to existing foreign currency denominated assets and liabilities are not designated as hedges, and are marked to market through net (loss) earnings at the same time that the exposed assets and liabilities are remeasured through net (loss) earnings (both in Other income (charges), net).  The notional amount of such contracts open at June 30, 2011 was approximately $956 million.  The majority of the contracts of this type held by the Company are denominated in euros and British pounds.

Silver forward contracts

The Company enters into silver forward contracts that are designated as cash flow hedges of commodity price risk related to forecasted purchases of silver.  The value of the notional amounts of such contracts open at June 30, 2011 was $38 million.  Hedge gains and losses related to these silver forward contracts are reclassified into cost of sales as the related silver-containing products are sold to third parties.  These gains or losses transferred to cost of sales are generally offset by increased or decreased costs of silver purchased in the open market.  The amount of existing gains and losses at June 30, 2011 to be reclassified into earnings within the next 12 months is a net gain of $4 million.  At June 30, 2011, the Company had hedges of a portion of its forecasted purchases through November 2011.

NOTE 15:  ACQUISITION

On March 1, 2011, the Company completed the acquisition of substantially all of the assets of the relief plates business of Tokyo Ohka Kogyo Co., Ltd, for a purchase price of approximately $27 million, net of cash acquired.  The acquisition expands and enhances the Company’s capabilities to serve customers, particularly in the packaging industry.  The acquired relief plates business is part of the Company’s Prepress Solutions group within the GCG segment.  This acquisition was immaterial to the Company’s financial position as of June 30, 2011, and its results of operations and cash flows for the six months ended June 30, 2011.

The Company's estimated fair value of the assets acquired and liabilities assumed at the date of acquisition exceeded the purchase price by $5 million.  This amount was recorded as a gain from a bargain purchase within Other income (charges), net in the Consolidated Statement of Operations for the six months ended June 30, 2011.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company’s key goals for 2011 are:
•
Increase revenue from the digital growth initiative businesses –consumer inkjet within the Consumer Digital Imaging Group (CDG) segment and commercial inkjet, workflow software and services, and packaging solutions within the Graphic Communications Group (GCG) segment.

•
Drive positive cash generation before restructuring payments, which is equal to net cash from operating activities, minus capital expenditures, plus proceeds from the sale of assets and certain businesses, plus cash restructuring payments.

The Company’s digital growth strategy is centered around exploiting its competitive advantage at the intersection of materials science and digital imaging science.  The Company has leading market positions in large markets including digital printing plates, scanners, digital still and video cameras, and kiosks.  In addition, the Company has been introducing differentiated value propositions in new growth markets that are in need of transformation.  While these digital growth initiatives have largely been in an investment mode, revenue in these product lines grew 22% in the first half of 2011 versus the comparable period in the prior year.  The Company expects to continue to gain scale in these product lines to enable a more significant and profitable contribution from them.

Revenue and profitability for the six months ended June 30, 2011, as compared with the prior year period, declined primarily due to a non-recurring intellectual property licensing arrangement in the first quarter of 2010 and were also negatively impacted by industry-related volume declines and increased commodity costs, particularly silver, in the Film, Photofinishing, and Entertainment Group (FPEG) segment.  The Company has been utilizing price increases and silver-indexed pricing models, as well as continuing its silver hedging program to mitigate the impact of historically high silver prices on FPEG.  The Company expects these actions to affect results more significantly in the second half of 2011.  Revenue declines were also impacted by competitive pricing pressures and participation choices made by the Company in digital cameras within CDG.

While some of the revenue decline was offset by revenue growth in consumer inkjet and GCG, profitability was negatively impacted by the ongoing investment in the consumer and commercial inkjet businesses, as the Company continues to grow its installed base of printing equipment.

The Company has taken the following actions in 2011 designed to provide continued financial flexibility:
•
Issued $250 million of Senior Secured Notes due 2019.  The proceeds from this issuance were used to repurchase $50 million of Senior Notes due 2013, with the remaining amount being used for other general corporate purposes.

•	Entered into a Second Amended and Restated Credit Agreement with its lenders, which extends the current asset-based revolving credit facility and favorably amends certain covenants.
•	Completed sales of certain non-strategic businesses and assets and received $76 million of cash.

Approximately 5% of the Company’s 2010 annual revenues were generated in Japan.  In March 2011, a major earthquake occurred off the coast of Japan, triggering a tsunami that caused widespread damage to the country’s infrastructure.  The Company's assets in Japan were not materially damaged by these events.  The aftermath of this natural disaster impacted the Company's supply chain, customers, and suppliers.  However, the Company believes that the impact on suppliers and components used in products that are sold globally has been largely mitigated.

Kodak Operating Model and Reporting Structure

The Company has three reportable segments: Consumer Digital Imaging Group (CDG), Graphic Communications Group (GCG), and Film, Photofinishing and Entertainment Group (FPEG).  Within each of the Company’s reportable segments are various components, or Strategic Product Groups (SPGs).  Throughout the remainder of this document, references to the segments’ SPGs are indicated in italics.  The balance of the Company's continuing operations, which individually and in the aggregate do not meet the criteria of a reportable segment, are reported in All Other.  A description of the segments is as follows:

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

Film, Photofinishing and Entertainment Group Segment (FPEG):  This segment provides consumers, professionals, cinematographers, and other entertainment imaging customers with film-related products and services.  FPEG encompasses the following SPGs.  Products and services included within each SPG are identified below.

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

Prior period segment results have been revised to reflect this change.

Net Sales from Continuing Operations by Reportable Segment

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)			%	Foreign Currency				Foreign Currency
	2011	2010	Change	Impact*	2011	2010	Change	Impact*
Consumer Digital Imaging Group
Inside the U.S.	$188	$227	-17%	0%	$337	$939	-64%	0%
Outside the U.S.	216	211	+2	+7	397	383	+4	+5
Total Consumer Digital Imaging Group	404	438	-8	+3	734	1,322	-44	+1

Graphic Communications Group
Inside the U.S.	194	198	-2	0	377	379	-1	0
Outside the U.S.	491	458	+7	+10	933	878	+6	+6
Total Graphic Communications Group	685	656	+4	+7	1,310	1,257	+4	+4

Film, Photofinishing and Entertainment Group
Inside the U.S.	107	154	-31	0	204	284	-28	0
Outside the U.S.	289	307	-6	+6	559	606	-8	+4
Total Film, Photofinishing and Entertainment Group	396	461	-14	+4	763	890	-14	+2

Consolidated
Inside the U.S.	489	579	-16	0	918	1,602	-43	0
Outside the U.S.	996	976	+2	+8	1,889	1,867	+1	+5
Consolidated Total	$1,485	$1,555	-5%	+5%	$2,807	$3,469	-19%	+3%

*	Represents the percentage point change in segment net sales for the period that is attributable to foreign currency fluctuations

(Loss) Earnings from Continuing Operations Before Interest Expense, Other Income (Charges), Net and Income Taxes by Reportable Segment and All Other

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2011	2010	Change	2011	2010	Change

Consumer Digital Imaging Group	$(92)	$(123)	+25%	$(260)	$278	-194%
Graphic Communications Group	(45)	(17)	-165%	(116)	(57)	-104%
Film, Photofinishing and Entertainment Group	2	36	-94%	(13)	58	-122%
All Other	-	1	-100%	-	(1)	100%
Total	$(135)	$(103)	-31%	$(389)	$278	-240%
Percent of Sales	(9)%	(7)%		(14)%	8%

Restructuring costs, rationalization and other	(36)	(11)		(71)	(25)
Corporate components of pension and OPEB (expense) income	(4)	22		(12)	48
Other operating income (expenses), net	1	2		71	(2)
Legal contingencies and settlements	-	(10)		-	(10)
Loss on early extinguishment of debt, net	-	-		-	(102)
Interest expense	(38)	(41)		(76)	(79)
Other income (charges), net	17	-		9	(4)
Consolidated (loss) earnings from continuing operations before income taxes	$(195)	$(141)	-38%	$(468)	$104	-550%

2011 COMPARED WITH 2010

Second Quarter and Year to Date

RESULTS OF OPERATIONS – CONTINUING OPERATIONS

CONSOLIDATED

(dollars in millions)	Three Months Ended					Six Months Ended
	June 30,					June 30,
	2011	% of Sales	2010	% of Sales	% Change	2011	% of Sales	2010	% of Sales	% Change

Net sales	$1,485		$1,555		-5%	$2,807		$3,469		-19%
Cost of sales	1,274		1,252		2%	2,471		2,373		4%
Gross profit	211	14%	303	20%	-30%	336	12%	1,096	32%	-69%
Selling, general and administrative expenses	289	19%	313	20%	-8%	600	21%	622	18%	-4%
Research and development costs	68	5%	81	5%	-16%	146	5%	159	5%	-8%
Restructuring costs, rationalization and other	29		11		164%	62		24		158%
Other operating (income) expenses, net	(1)		(2)		-50%	(71)		2		3650%
(Loss) earnings from continuing operations before interest expense, other income (charges), net and income taxes	(174)	-12%	(100)	-6%	-74%	(401)	-14%	289	8%	-239%
Interest expense	38		41		-7%	76		79		-4%
Loss on early extinguishment of debt, net	-		-			-		102
Other income (charges), net	17		-			9		(4)		325%
(Loss) earnings from continuing operations before income taxes	(195)		(141)		-38%	(468)		104		-550%
(Benefit) provision for income taxes	(16)		26			(40)		152
Loss from continuing operations	(179)	-12%	(167)	-11%	-7%	(428)	-15%	(48)	-1%	-792%
(Loss) earnings from discontinued operations, net of income taxes	-		(1)		100%	3		(1)		400%
NET LOSS ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$(179)		$(168)		-7%	$(425)		$(49)		-767%

	Three Months Ended
	June 30,		Percent Change vs. 2010
	2011 Amount	Change vs. 2010	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net sales	$1,485	-5%	-5%	-5%	5%	n/a

Gross profit margin	14%	-6pp	n/a	-4pp	1pp	-3pp

	Six Months Ended
	June 30,		Percent Change vs. 2010
	2011 Amount	Change vs. 2010	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net sales	$2,807	-19%	-2%	-20%	3%	n/a

Gross profit margin	12%	-20pp	n/a	-17pp	1pp	-4pp

Revenues

Current Quarter
For the three months ended June 30, 2011, net sales decreased approximately 5% compared with the same period in 2010 due to industry-related volume declines in the FPEG segment (-4%) and unfavorable price/mix (-5%) across all segments, due to continued competitive pricing pressures.  Partially offsetting these declines was favorable foreign exchange (+5%).

Year to Date
For the six months ended June 30, 2011, net sales decreased approximately 19% compared with the same period in 2010 due primarily to a decline in the CDG segment (-17%) driven by the prior year non-recurring intellectual property licensing agreement discussed below.  In addition, industry-related volume declines within the FPEG segment (-3%) contributed to the decrease in net sales.  Partially offsetting these declines was the favorable impact of foreign exchange (+3%).

Included in revenues for the six months ended June 30, 2010 was a non-recurring intellectual property licensing agreement in the CDG segment.  This licensing agreement contributed approximately $550 million to revenues in the first quarter of 2010.  There were no non-recurring intellectual property licensing agreements in the current year period.  The Company expects to secure other new licensing agreements, the timing and amounts of which are difficult to predict.  These types of arrangements provide the Company with a return on portions of its research and development (R&D) investments, and new licensing opportunities are expected to have a continuing impact on the results of operations.

Gross Profit

Current Quarter
The decrease in gross profit margin for the three months ended June 30, 2011 as compared with the prior year quarter was driven by unfavorable price/mix within the CDG segment (-3pp), primarily due to competitive pricing pressures, higher commodity-related costs in FPEG, primarily related to silver (-3pp), and unfavorable manufacturing and other costs within the GCG segment (-3pp).  Partially offsetting these declines were ongoing cost improvements within the CDG segment (+2pp).  Favorable foreign exchange also positively impacted gross profit margin (+1pp).

Year to Date
The decrease in gross profit margin for the six months ended June 30, 2011 as compared with the prior year period was driven by unfavorable price/mix within the CDG segment (-16pp), largely due to the decrease in revenue from the non-recurring intellectual property agreement as discussed below.  Also contributing to the decline in gross profit margin were higher commodity-related costs in FPEG, primarily related to silver (-2pp), and unfavorable manufacturing and other costs within the GCG segment (-3pp).  Partially offsetting these declines were ongoing cost improvements within the CDG segment (+2pp).  Favorable foreign exchange also positively impacted gross profit margin (+1pp).

Included in gross profit in the prior year six-month period was a non-recurring intellectual property licensing agreement in the CDG segment.  This licensing agreement contributed approximately $550 million to gross profit in the first quarter of 2010.  There were no non-recurring intellectual property licensing agreements in the current year period.

Selling, General and Administrative Expenses

The decreases in consolidated selling, general and administrative expenses (SG&A) for the three and six months ended June 30, 2011 as compared with the prior year periods were primarily attributable to decreases in advertising expense for the current quarter and year-to-date, particularly in the CDG segment.

Research and Development Costs

The decreases in consolidated R&D costs for the three and six months ended June 30, 2011 as compared with the prior year periods were primarily due to the continued rationalization and refocusing of investments.

Restructuring Costs, Rationalization and Other

These costs, as well as the restructuring and rationalization-related costs reported in Cost of sales, are discussed under the "RESTRUCTURING COSTS, RATIONALIZATION AND OTHER" section.

Other Operating (Income) Expenses, Net

The change in Other operating (income) expenses, net for the six months ended June 30, 2011 primarily reflects a gain of approximately $62 million related to the sale of CMOS image sensor patents and patent applications in the first quarter of 2011.

Loss on Early Extinguishment of Debt, Net

On March 5, 2010, the Company issued $500 million of aggregate principal amount of 9.75% senior secured notes due March 1, 2018.  The net proceeds of this issuance were used to repurchase all $300 million of the 10.5% senior secured notes due 2017 and $200 million of 7.25% senior notes due 2013 (collectively, the “Notes”).  The Company recognized a net loss of $102 million on the early extinguishment of the Notes in the first half of 2010, representing the difference between the carrying values of the Notes and the costs to repurchase.

Income Tax (Benefit) Provision

(dollars in millions)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
(Loss) earnings from continuing operations before income taxes	$(195)	$(141)	$(468)	$104
(Benefit) provision for income taxes	$(16)	$26	$(40)	$152
Effective tax rate	8.2%	(18.4)%	8.5%	146.2%

Current Quarter
The change in the Company’s effective tax rate from continuing operations for the quarter is primarily attributable to: (1) a benefit associated with the U.S. Internal Revenue Service federal audit settlement for calendar years 2001 through 2005 in the three months ended June 30, 2011, (2) losses generated in the U.S. and certain jurisdictions outside the U.S. for which no benefit was recognized due to management’s conclusion that it was more likely than not that the tax benefits would not be realized, (3) a provision associated with the establishment of a deferred tax asset valuation allowance outside the U.S. in the three months ended June 30, 2011, (4) the mix of earnings from operations in certain jurisdictions outside the U.S., and (5) tax accounting impacts related to items reported in Accumulated other comprehensive loss in the three months ended June 30, 2011.

Year to Date
The change in the Company’s effective tax rate from continuing operations for the six months ended June 30, 2011 is primarily attributable to: (1) a benefit associated with the U.S. Internal Revenue Service federal audit settlement for calendar years 2001 through 2005 in the six months ended June 30, 2011, (2) withholding taxes related to a non-recurring licensing agreement entered into in the six months ended June 30, 2010, (3) a benefit associated with the release of a deferred tax asset valuation allowance in a jurisdiction outside of the U.S. in the six months ended June 30, 2011, (4) losses generated in the U.S. and certain jurisdictions outside the U.S. for which no benefit was recognized due to management’s conclusion that it was more likely than not that the tax benefits would not be realized, (5) a provision associated with the establishment of a deferred tax asset valuation allowance outside the U.S. in the six months ended June 30, 2011, (6) the mix of earnings from operations in certain jurisdictions outside the U.S., (7) tax accounting impacts related to items reported in Accumulated other comprehensive loss in the six months ended June 30, 2011, and (8) other changes in audit reserves and settlements.

CONSUMER DIGITAL IMAGING GROUP

(dollars in millions)	Three Months Ended					Six Months Ended
	June 30,					June 30,
	2011	% of Sales	2010	% of Sales	% Change	2011	% of Sales	2010	% of Sales	% Change

Net sales	$404		$438		-8%	$734		$1,322		-44%
Cost of sales	358		383		-7%	697		705		-1%
Gross profit	46	11%	55	13%	-16%	37	5%	617	47%	-94%
Selling, general and administrative expenses	105	26%	131	30%	-20%	225	31%	252	19%	-11%
Research and development costs	33	8%	47	11%	-30%	72	10%	87	7%	-17%
(Loss) earnings from continuing operations before interest expense, other income (charges), net and income taxes	$(92)	-23%	$(123)	-28%	25%	$(260)	-35%	$278	21%	-194%

	Three Months Ended
	June 30,		Percent Change vs. 2010
	2011 Amount	Change vs. 2010	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net sales	$404	-8%	-5%	-7%	4%	n/a

Gross profit margin	11%	-2pp	n/a	-12pp	2pp	8pp

	Six Months Ended
	June 30,		Percent Change vs. 2010
	2011 Amount	Change vs. 2010	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net sales	$734	-44%	1%	-47%	2%	n/a

Gross profit margin	5%	-42pp	n/a	-49pp	2pp	5pp

Revenues

Current Quarter
CDG’s second quarter revenue decline of approximately 8% was primarily attributable to volume declines in Digital Capture and Devices (-11%), largely reflective of the focus on improved profitability versus revenue growth. Additionally, unfavorable price/mix due to competitive pricing pressures within Digital Capture and Devices (-4%) and Consumer Inkjet Systems (-2%) contributed to the decline.  Partially offsetting these declines were volume improvements in Consumer Inkjet Systems (+6%), which management believes is reflective of how the Company’s value proposition continues to resonate with customers, and favorable foreign exchange (+4%).

Year to Date
CDG’s year-to-date revenue decline of approximately 44% was primarily attributable to unfavorable price/mix, driven by a decrease in non-recurring intellectual property royalty revenues (-42%).  Additionally, unfavorable price/mix due to competitive pricing pressures within Digital Capture and Devices, excluding the impact of the non-recurring intellectual property royalty revenues (-3%), and Consumer Inkjet Systems (-2%), as well as volume declines for Digital Capture and Devices (-4%) contributed to the decline.  Partially offsetting these declines were higher volumes within Consumer Inkjet Systems (+5%), due to positive customer response as noted above.  Total revenues for Consumer Inkjet Systems grew 47% from the prior year period.

Included in revenues for the prior year six-month period was a non-recurring intellectual property licensing agreement within Digital Capture and Devices.  This licensing agreement contributed approximately $550 million of revenues in the first quarter of 2010.  There were no non-recurring intellectual property licensing agreements in the current year period.

Gross Profit

Current Quarter
The decrease in gross profit margin for the quarter was the result of unfavorable price/mix within Consumer Inkjet Systems (-6pp) and Digital Capture and Devices (-6pp), due to competitive pricing pressures.  These declines were partially offset by ongoing cost improvements within Consumer Inkjet Systems (+6pp) and Digital Capture and Devices (+2pp).  Favorable foreign exchange (+2pp) also impacted gross profit margin.

Year to Date
The decrease in gross profit margin for the six-month period was primarily the result of unfavorable price/mix, driven by lower non-recurring intellectual property royalty revenues (-38pp), as discussed below.  Additionally, unfavorable price/mix due to competitive pricing pressures within Digital Capture and Devices, excluding the impact of the non-recurring intellectual property royalty revenues (-6pp), and Consumer Inkjet Systems (-2pp) contributed to the decline.  These declines were partially offset by ongoing cost improvements within Consumer Inkjet Systems (+4pp).

Included in gross profit for the prior year six-month period was a non-recurring intellectual property licensing agreement within Digital Capture and Devices.  This licensing agreement contributed approximately $550 million to gross profit in the first quarter of 2010.  There were no non-recurring intellectual property licensing agreements in the current year period.

Selling, General and Administrative Expenses

The decreases in SG&A for the three and six months ended June 30, 2011 as compared with the prior year periods were primarily attributable to decreases in advertising expense for the current year.

Research and Development Costs

The decreases in R&D costs for the three and six months ended June 30, 2011 as compared with the prior year periods were primarily due to the continued rationalization and refocusing of investments.

GRAPHIC COMMUNICATIONS GROUP

(dollars in millions)	Three Months Ended					Six Months Ended
	June 30,					June 30,
	2011	% of Sales	2010	% of Sales	% Change	2011	% of Sales	2010	% of Sales	% Change

Net sales	$685		$656		4%	$1,310		$1,257		4%
Cost of sales	554		493		12%	1,064		949		12%
Gross profit	131	19%	163	25%	-20%	246	19%	308	25%	-20%
Selling, general and administrative expenses	139	20%	142	22%	-2%	285	22%	287	23%	-1%
Research and development costs	37	5%	38	6%	-3%	77	6%	78	6%	-1%
Loss from continuing operations before interest expense, other income (charges), net and income taxes	$(45)	-7%	$(17)	-3%	-165%	$(116)	-9%	$(57)	-5%	-104%

	Three Months Ended
	June 30,		Percent Change vs. 2010
	2011 Amount	Change vs. 2010	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net sales	$685	4%	1%	-3%	6%	n/a

Gross profit margin	19%	-6pp	n/a	0pp	0pp	-6pp

	Six Months Ended
	June 30,		Percent Change vs. 2010
	2011 Amount	Change vs. 2010	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net sales	$1,310	4%	3%	-3%	4%	n/a

Gross profit margin	19%	-6pp	n/a	0pp	0pp	-6pp

Revenues

Current Quarter
The increase in GCG net sales of approximately 4% for the quarter was driven by the impact of favorable foreign exchange (+6%), partially offset by unfavorable price/mix in Prepress Solutions (-4%) largely due to pricing pressures within the industry.

Year to Date
The increase in GCG net sales of approximately 4% for the six months ended June 30, 2011 was primarily driven by the impact of favorable foreign exchange (+4%), and volume increases in Prepress Solutions (+2%) and Business Services and Solutions (+1%).  The growth in Prepress Solutions was largely due to increased print demand in emerging markets and growth in Flexcel NX packaging solutions, while the growth in Business Services and Solutions was mainly attributable to improved demand for production, workgroup and departmental scanners, particularly in emerging markets.  Partially offsetting these increases was unfavorable price/mix in Prepress Solutions (-3%) largely due to pricing pressures within the industry.

Gross Profit

GCG gross profit margin decreased for the quarter and year-to-date periods primarily due to (1) increased costs in Digital Printing Solutions (-4pp), largely attributable to start-up costs associated with the commercialization and placement of PROSPER printing systems, and (2) higher costs in Prepress Solutions (-2pp), driven by increased distribution and aluminum costs.

FILM, PHOTOFINISHING AND ENTERTAINMENT GROUP

(dollars in millions)	Three Months Ended					Six Months Ended
	June 30,					June 30,
	2011	% of Sales	2010	% of Sales	% Change	2011	% of Sales	2010	% of Sales	% Change

Net sales	$396		$461		-14%	$763		$890		-14%
Cost of sales	347		372		-7%	681		720		-5%
Gross profit	49	12%	89	19%	-45%	82	11%	170	19%	-52%
Selling, general and administrative expenses	44	11%	48	10%	-8%	89	12%	101	11%	-12%
Research and development costs	3	1%	5	1%	-40%	6	1%	11	1%	-45%
Earnings (loss) from continuing operations before interest expense, other income (charges), net and income taxes	$2	1%	$36	8%	-94%	$(13)	-2%	$58	7%	-122%

	Three Months Ended
	June 30,		Percent Change vs. 2010
	2011 Amount	Change vs. 2010	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net sales	$396	-14%	-13%	-5%	4%	n/a

Gross profit margin	12%	-7pp	n/a	-3pp	1pp	-5pp

	Six Months Ended
	June 30,		Percent Change vs. 2010
	2011 Amount	Change vs. 2010	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net sales	$763	-14%	-13%	-4%	3%	n/a

Gross profit margin	11%	-8pp	n/a	-3pp	1pp	-6pp

Revenues

Current Quarter
The decrease in net sales for FPEG for the quarter was attributable to industry-related volume declines (-13%) and unfavorable price/mix (-5%), driven by competitive pricing pressures.  Partially offsetting these declines was a favorable foreign exchange impact (+4%) in the current quarter.

Year to Date
The decrease in net sales for FPEG for the six months ended June 30, 2011 was primarily attributable to industry-related volume declines (-13%) and unfavorable price/mix (-4%), due to competitive pricing pressures.  Favorable foreign exchange (+3%) partially offset these declines.

Gross Profit

Current Quarter
The decrease in gross profit margin for FPEG was driven by higher manufacturing costs (-5pp), due primarily to higher silver costs in the current quarter as compared with the previous year period.  Also contributing to the decline in gross profit margin was unfavorable price/mix, primarily within Entertainment Imaging (-3pp), due to competitive pricing pressures.

Year to Date
The decrease in gross profit margin for FPEG for the six months ended June 30, 2011 was driven by higher manufacturing costs (-6pp), due primarily to higher silver costs in the current quarter as compared with the previous year period.  Also contributing to the decline in gross profit margin was unfavorable price/mix, primarily within Entertainment Imaging (-3pp), due to competitive pricing pressures.

Selling, General and Administrative Expenses

The declines in SG&A expenses for FPEG for the three and six months ended June 30, 2011 were primarily attributable to continued focused cost reduction actions.

RESTRUCTURING COSTS, RATIONALIZATION AND OTHER

The Company recognizes the need to continually rationalize its workforce and streamline its operations in the face of ongoing business and economic changes.

The Company recorded $36 million of charges, including $6 million of charges for accelerated depreciation and $1 million of charges for inventory write-downs, which were reported in Cost of sales in the accompanying Consolidated Statement of Operations for the three months ended June 30, 2011.  The Company recorded $71 million of charges, including $8 million of charges for accelerated depreciation and $1 million of charges for inventory write-downs, which were reported in Cost of sales in the accompanying Consolidated Statement of Operations for the six months ended June 30, 2011.  The remaining costs incurred of $29 million and $62 million were reported as Restructuring costs, rationalization and other in the accompanying Consolidated Statement of Operations for the three and six months ended June 30, 2011, respectively.  The severance and exit costs reserves require the outlay of cash, while long-lived asset impairments, accelerated depreciation and inventory write-downs represent non-cash items.

During the three and six months ended June 30, 2011, the Company made cash payments related to restructuring and rationalization of approximately $19 million and $36 million, respectively.

The charges of $36 million recorded in the three months ended June 30, 2011 included $18 million applicable to FPEG, $1 million applicable to CDG, $6 million applicable to GCG, and $11 million that was applicable to manufacturing, research and development, and administrative functions, which are shared across all segments.  The charges of $71 million recorded in the six months ended June 30, 2011 included $29 million applicable to FPEG, $4 million applicable to CDG, $15 million applicable to GCG, and $23 million that was applicable to manufacturing, research and development, and administrative functions, which are shared across all segments.

The restructuring actions implemented in the second quarter of 2011 are expected to generate future annual cash savings of approximately $24 million.  These savings are expected to reduce future annual Cost of sales, SG&A, and R&D expenses by $11 million, $11 million, and $2 million, respectively.  The Company began realizing a portion of these savings in the second quarter of 2011, and expects the majority of the annual savings to be in effect by the end of the third quarter of 2011 as actions are completed.

The restructuring actions implemented in the first half of 2011 are expected to generate future annual cash savings of approximately $67 million.  These savings are expected to reduce future annual Cost of sales, SG&A, and R&D expenses by $34 million, $26 million, and $7 million, respectively.  The Company began realizing a portion of these savings in the first half of 2011, and expects the majority of the annual savings to be in effect by the end of 2011 as actions are completed.

LIQUIDITY AND CAPITAL RESOURCES

	June 30,	December 31,
(in millions)	2011	2010

Cash and cash equivalents	$ 957	$ 1,624

Cash Flow Activity

	Six Months Ended
(in millions)	June 30,
	2011	2010	Change
Cash flows from operating activities:
Net cash used in continuing operations	(837)	(644)	$(193)
Net cash used in discontinued operations	(10)	-	(10)
Net cash used in operating activities	(847)	(644)	(203)

Cash flows from investing activities:
Net cash used in investing activities	(26)	(35)	9

Cash flows from financing activities:
Net cash provided by (used in) financing activities	191	(13)	204

Effect of exchange rate changes on cash	15	(19)	34

Net decrease in cash and cash equivalents	$(667)	$(711)	$44

Operating Activities

Net cash used in operating activities increased $203 million for the six months ended June 30, 2011 as compared with the corresponding period in 2010.  Cash received for non-recurring licensing arrangements, net of applicable withholding taxes, was $188 million lower in the first half of 2011 as compared with the first half of 2010.  The increase in cash use also resulted from the timing of the annual contribution payment to the U.K.’s pension plan from October, in 2010, to June in the current year period.  Partially offsetting these declines were working capital improvements in the current year period.

Investing Activities

Net cash used in investing activities decreased $9 million for the six months ended June 30, 2011 as compared with the six months ended June 30, 2010, due primarily to the increase in proceeds from sales of businesses/assets of $59 million, partially offset by cash used for a business acquisition of $27 million and an increase in restricted cash of $22 million with no such cash usage in the prior year.

Financing Activities

Net cash provided by financing activities increased $204 million for the six months ended June 30, 2011 as compared with the corresponding period in 2010 primarily due to higher net proceeds received from the issuances of debt.  Refer to discussion below for more details on current quarter financing activities.

Sources of Liquidity

The Company believes that its current cash balance, combined with cash flows from operating activities and proceeds from planned sales of businesses and assets, will be sufficient to meet its anticipated needs, including working capital, capital investments, scheduled debt repayments, restructuring payments, and employee benefit plan payments or required plan contributions.  In addition to the sources of liquidity noted, the Company has financing arrangements, as described in more detail below under “Second Amended and Restated Credit Agreement,” to compensate for unplanned timing differences between required expenditures and available cash for unforeseen shortfalls in cash flows.  The Company has not found it necessary to borrow against its credit facility.

The Company does however face an uncertain business environment, particularly in North America and Europe, and a number of substantial challenges, including the level of investment necessary to support growth in its consumer and commercial inkjet businesses, historically high commodity costs, aggressive price competition, and short-term uncertainty relating to certain of the Company’s intellectual property licensing activities pending the outcome of the infringement litigation against Apple, Inc. and Research in Motion Ltd. before the International Trade Commission.  The Company is actively addressing these challenges through a variety of means, including hedge strategies and indexing of new contracts to commodity pricing, and the introduction of differentiated products.

On July 20, 2011, the Company announced that it is exploring strategic alternatives related to its digital imaging patent portfolios.  As this process proceeds, the Company will continue to pursue its patent licensing program as well as all litigation related to its digital imaging technology.

The Company’s liquidity requirements may make it necessary to incur additional debt.  Under the Company’s borrowing arrangements, additional unsecured debt can be incurred to support its ongoing operational needs, subject to certain restrictions.  The Company’s ability to incur additional secured debt is also restricted. The Company’s ability to access debt markets depends on multiple factors, including the economic environment, the Company’s operating performance, and the Company’s credit ratings.

Liens on assets under the Company’s borrowing arrangements are not expected to affect the Company’s strategy of divesting non-core assets.

Refer to Note 4, “Short-Term Borrowings and Long-Term Debt,” in the Notes to Financial Statements for further discussion of sources of liquidity, presentation of long-term debt, related maturities and interest rates as of June 30, 2011 and December 31, 2010.

Issuance of Senior Secured Notes due 2019

On March 15, 2011, the Company issued $250 million of aggregate principal amount of 10.625% senior secured notes due March 15, 2019 (2019 Senior Secured Notes).  The Company will pay interest at an annual rate of 10.625% of the principal amount at issuance, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2011.

Upon issuance of the 2019 Senior Secured Notes, the Company received proceeds of approximately $247 million ($250 million aggregate principal less $3 million stated discount).  The proceeds were used to repurchase $50 million of the 7.25% Senior Notes due 2013 with the remaining amount being used for other general corporate purposes.

The Indenture contains covenants limiting, among other things, the Company’s ability and the ability of the Company’s restricted subsidiaries (as defined in the Indenture) to (subject to certain exceptions and qualifications): incur additional debt or issue certain preferred stock; pay dividends or make distributions in respect of capital stock or make other restricted payments; make principal payments on, or purchase or redeem subordinated indebtedness prior to any scheduled principal payment or maturity; make certain investments; sell certain assets; create liens on assets; consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s and its subsidiaries’ assets; enter into certain transactions with affiliates; and designate the Company’s subsidiaries as unrestricted subsidiaries.  The Company was in compliance with these covenants as of June 30, 2011.

Refer to Note 4, “Short-Term Borrowings and Long-Term Debt,” in the Notes to Financial Statements for redemption provisions, guarantees, events of default, and subordination and ranking of the 2019 Senior Secured Notes.

Repurchase of Senior Notes due 2013

On March 15, 2011, the Company repurchased $50 million aggregate principal amount of Senior Notes due 2013 (2013 Notes) at par using proceeds from the issuance of the 2019 Senior Secured Notes.  As of June 30, 2011, $250 million of the 2013 Notes remain outstanding.

Second Amended and Restated Credit Agreement

On April 26, 2011, the Company and its subsidiary, Kodak Canada, Inc. (together the “Borrowers”), together with the Company’s U.S. subsidiaries as guarantors (Guarantors), entered into a Second Amended and Restated Credit Agreement (Second Amended Credit Agreement), with the named lenders (Lenders) and Bank of America, N.A. as administrative agent, in order to amend and extend its Amended and Restated Credit Agreement dated as of March 31, 2009, as amended (Amended Credit Agreement).

The Second Amended Credit Agreement provides for an asset-based Canadian and U.S. revolving credit facility (Credit Facility) of $400 million ($370 million in the U.S. and $30 million in Canada), as further described below, with the ability to increase the aggregate amount.  Additionally, up to $125 million of the Company’s and its subsidiaries’ obligations to Lenders under treasury management services, hedge or other agreements or arrangements are secured by the collateral under the Credit Facility.  The Credit Facility can be used for ongoing working capital and other general corporate purposes.  The termination date of the Credit Facility is the earlier of (a) April 26, 2016 or (b) August 17, 2013, to the extent that the 2013 Notes have not been redeemed, defeased or otherwise satisfied by that date.

Advances under the Second Amended Credit Agreement are available based on the Borrowers’ respective borrowing base from time to time.  The borrowing base is calculated based on designated percentages of eligible accounts receivable, inventory, machinery and equipment, subject to applicable reserves.  As of June 30, 2011, based on this borrowing base calculation and after deducting the face amount of letters of credit outstanding of $97 million and $68 million of collateral to secure other banking arrangements, the Company had $235 million available to borrow under the Second Amended Credit Agreement.  As of June 30, 2011, the Company had no debt for borrowed money outstanding under the Second Amended Credit Agreement.

Under the terms of the Credit Facility, the Company has agreed to certain affirmative and negative covenants customary in similar asset-based lending facilities.  In the event the Company’s excess availability under the Credit Facility borrowing base formula falls below the greater of (a) $40 million or (b) 12.5% of the commitments under the Credit Facility at any time (Trigger), among other things, the Company must maintain a fixed charge coverage ratio of not less than 1.1 to 1.0 until the excess availability is greater than the Trigger for 30 consecutive days.  As of June 30, 2011, excess availability was greater than the Trigger.  The negative covenants limit, under certain circumstances, among other things, the Company’s ability to incur additional debt or liens, make certain investments, make shareholder distributions or prepay debt, except as permitted under the terms of the Second Amended Credit Agreement.  The Company was in compliance with all covenants under the Credit Facility as of June 30, 2011.

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

As of June 30, 2011, the Company had outstanding letters of credit of $97 million issued under the Second Amended and Restated Credit Agreement, as well as bank guarantees and letters of credit of $21 million, surety bonds in the amount of $15 million, and cash and investments in trust of $32 million, primarily to ensure the payment of possible casualty and workers’ compensation claims, environmental liabilities, legal contingencies, rental payments, and to support various customs, tax and trade activities.

In addition to the Second Amended Credit Agreement, the Company has other committed and uncommitted lines of credit as of June 30, 2011 totaling $10 million and $97 million, respectively.  These lines primarily support operational and borrowing needs of the Company’s subsidiaries, which include term loans, overdraft coverage, revolving credit lines, letters of credit, bank guarantees and vendor financing programs.  Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market conditions.  As of June 30, 2011, usage under these lines was approximately $38 million all of which were supporting non-debt related obligations.

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

On March 9, 2011, Moody’s issued a B1 rating on the Company’s 2019 Senior Secured Notes.

The Company does not have any rating downgrade triggers that would accelerate the maturity dates of its debt.  However, the Company could be required to increase the dollar amount of its letters of credit or provide other financial support up to an additional $4 million at the current credit ratings.  As of the filing date of this Form 10-Q, the Company has not been requested to materially increase its letters of credit or other financial support.  Downgrades in the Company’s credit rating or disruptions in the capital markets could impact borrowing costs and the nature of its funding alternatives.

Contractual Obligations
Eastman Kodak Company (EKC) has issued a guarantee to Kodak Limited (Subsidiary) and the Trustees (Trustees) of the Kodak Pension Plan of the United Kingdom (Plan).  Under that arrangement, EKC guaranteed to the Subsidiary and the Trustees the ability of the Subsidiary, only to the extent it becomes necessary to do so, to (1) make contributions to the Plan to ensure sufficient assets exist to make plan benefit payments, and (2) make contributions to the Plan such that it will achieve full funded status by the funding valuation for the period ending December 31, 2022.

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

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this report may be forward-looking in nature, or "forward-looking statements" as defined in the United States Private Securities Litigation Reform Act of 1995.  For example, references to the Company's expectations regarding the following are forward-looking statements: revenue; revenue growth; cost of sales; gross margins; savings and expenses from restructuring and rationalization; earnings; cash generation and usage; increased demand for our products, including commercial inkjet, consumer inkjet, workflow software and packaging printing solutions; potential revenue, cash and earnings from intellectual property licensing; potential proceeds from asset sales; the impact of the Company's commodity hedging activities; environmental contingencies; the impact of the

Japan earthquake and tsunami; liquidity; debt; and benefit costs.

Actual results may differ from those expressed or implied in forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, among others, the following risks, uncertainties, assumptions and factors as described in more detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, Quarterly Report on Form 10-Q for the quarter ended March 31, 2011and in this report under the headings "Risk Factors,"  "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Litigation Reform Act of 1995" and in other filings the Company makes with the SEC from time to time:

•	Continued weakness or worsening of economic conditions which could continue to adversely impact our financial performance and our liquidity;
•	Whether we are successful with the strategic investment decisions we have made which could adversely affect our financial performance;
•	Whether we effectively anticipate technology trends and develop and market new products to respond to changing customer preferences which could adversely affect our revenue and earnings;
•               The competitive pressures we face which could adversely affect our revenue, earnings and market share;
•	Whether our commercialization and manufacturing processes prevent product reliability, cost and quality issues which could adversely affect our revenue, earnings and market share;
•
Whether we are successful in licensing and enforcing our intellectual property rights or in defending against alleged infringement of the intellectual property rights of others which could adversely affect our revenue, earnings, expenses and liquidity;

•	Whether we can generate or raise cash and maintain a cash balance sufficient to fund our continued investments, capital needs, restructuring payments and service our debt;
•
Whether our pension and postretirement plan costs and contribution levels are impacted by changes in actuarial assumptions, future market performance of plan assets or obligations imposed by legislative or regulatory authorities which could adversely affect our financial position, results of operations and cash flow;

•	Whether we are successful in attracting, retaining and motivating key employees which could adversely affect our revenue and earnings;
•	Changes in currency exchange rates, interest rates and commodity costs which could adversely impact our results of operations and financial position;
•	Whether we are able to provide competitive financing arrangements or extend credit to customers which could adversely impact our revenue and earnings;
•	Our reliance on third party suppliers which could adversely affect our revenue, earnings and results of operations.

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

Using a sensitivity analysis based on estimated fair value of open foreign currency forward contracts using available forward rates, if the U.S. dollar had been 10% stronger at June 30, 2011 and 2010, the fair value of open forward contracts would have decreased $6 million and $23 million, respectively.  Such changes in fair value would be substantially offset by the revaluation or settlement of the underlying positions hedged.

Using a sensitivity analysis based on estimated fair value of open silver forward contracts using available forward prices, if available forward silver prices had been 10% lower at June 30, 2011 and 2010, the fair value of open forward contracts would have decreased $4 million and $2 million, respectively.  Such changes in fair value, if realized, would be offset by lower costs of manufacturing silver-containing products.

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

Using a sensitivity analysis based on estimated fair value of short-term and long-term borrowings, if available market interest rates had been 10% (about 108 basis points) lower at June 30, 2011, the fair value of short-term and long-term borrowings would have increased less than $1 million and $64 million, respectively.  Using a sensitivity analysis based on estimated fair value of short-term and long-term borrowings, if available market interest rates had been 10% (about 87 basis points) lower at June 30, 2010, the fair value of short-term and long-term borrowings would have increased less than $1 million and $55 million, respectively.

The Company’s financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments.  The Company manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties.  The Company has procedures to monitor the credit exposure amounts.  The maximum credit exposure at June 30, 2011 was not significant to the Company.

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

On April 5, 2011, the Company received a complaint and notice of an opportunity for a hearing from the EPA alleging violations of the leak detection and repair (LDAR) and reporting requirements of the National Emissions Standards for Hazardous Air Pollutants applicable to Miscellaneous Organic Chemical Manufacturing (MON MACT) and seeking a proposed penalty of $365,385.  The alleged violations related to errors or deviations that the Company had previously identified, corrected and self-reported to the EPA in its semi-annual MON MACT compliance reports.  Kodak and EPA agreed to settle the matter for $152,000.

On November 20, 2008, Research in Motion Ltd. and Research in Motion Corp. (collectively “RIM”) filed a declaratory judgment action against the Company in Federal District Court in the Northern District of Texas.  The suit, Research in Motion Limited and Research in Motion Corporation v. Eastman Kodak Company, seeks to invalidate certain Company patents related to digital camera technology and software object linking, and seeks a determination that RIM handheld devices do not infringe such patents.  On February 17, 2009, the Company filed its answer and counterclaims for infringement of each of these same patents.  A Markman Hearing was held on March 23, 2010.  The Court has not yet issued its Markman decision.  The Court has rescheduled to March or May 2012 a trial on merits which was originally scheduled for December 2010.  The Company intends to vigorously defend itself.

On January 14, 2010 the Company filed a complaint with the International Trade Commission (ITC) against Apple Inc. and Research in Motion Limited (RIM) for infringement of patents related to digital camera technology.  In the Matter of Certain Mobile Telephones and Wireless Communication Devices Featuring Digital Cameras and Components Thereof, the Company is seeking a limited exclusion order preventing importation of infringing devices including iPHONES and camera enabled BLACKBERRY devices.  On February 16, 2010, the ITC ordered that an investigation be instituted to determine whether importation or sale of the accused Apple and RIM devices constitutes violation of the Tariff Act of 1930.  A Markman Hearing was held in May 2010 and an initial determination was issued by the Administrative

Law Judge in June 2010, which determination is being reviewed by the Commission.  A hearing on the merits occurred in September 2010.  In December 2010, as a result of a re-examination proceeding initiated by RIM and other parties, the U.S. Patent and Trademark Office affirmed the validity of the same patent claim at issue in the ITC investigation.  On January 24, 2011, the Company received notice that the Administrative Law Judge (ALJ) had issued an initial determination recommending that the Commission find the patent claim at issue invalid and not infringed.  The Company has petitioned the Commission to review the initial determination of the ALJ.  On March 25, 2011, the ITC issued a notice of its decision to review the ALJ’s initial determination in its entirety.  On June 30, 2011, the Commission issued a decision remanding the case to the ALJ and extending the target date for a report by the ALJ to August 30, 2011.

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

On April 15, 2010, Apple Inc. filed a complaint in the ITC against Kodak asserting infringement of patents related to digital cameras.  In the Matter of Certain Digital Imaging Devices and Related Software, Apple is seeking a limited exclusion order preventing importation of infringing devices.  A hearing on the merits before an Administrative Law Judge (ALJ) was concluded on February 2, 2011 and an initial determination was issued on May 18, 2011, finding that Kodak did not infringe Apple’s patents and finding one Apple patent invalid.  Apple petitioned to the Internal Trade Commission (ITC) for a review of the ALJ’s initial determination.  On July 18, 2011, the ITC determined not to review the ALJ’s determination.

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

Item 6.  Exhibits

(a)  Exhibits required as part of this report are listed in the index appearing on page 49.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EASTMAN KODAK COMPANY
(Registrant)

Date:July 26, 2011                                                            /s/ Eric Samuels
Eric Samuels
Chief Accounting Officer and Corporate Controller

Eastman Kodak Company and Subsidiary Companies
Index to Exhibits

			Incorporated by Reference
Exhibit		Filed		Period
Number	Exhibit Description	Herewith	Form	Ending	Exhibit	Filing Date
3.1	Certificate of Incorporation, as amended and restated May 11, 2005.		10-Q	6/30/2005	(3) A.	8/9/2005

3.2	By-laws, as amended and restated October 19,2010.		10-Q	9/30/2010	3.2	10/28/2010

4.1	Second Amended and Restated Credit Agreement, dated as of April 26, 2011, among Eastman Kodak Company, Kodak Canada Inc., the lenders party thereto, and Bank of America, N.A., as agent.		8-K	4/26/2011	4.1	4/27/2011

10.1	Agreement between Eastman Kodak Company and Antonio M. Perez (N280K) effective January 1, 2011.		10-Q	3/31/2011	10.1	4/28/2011

10.2	Agreement between Eastman Kodak Company and Antonio M. Perez (N404VL) effective January 1, 2011.		10-Q	3/31/2011	10.2	4/28/2011

10.3	Administrative Guide for the 2011 Performance Stock Unit Program under Article 7 (Performance Awards) of the 2005 Omnibus Long-Term Compensation Plan, Granted to Antonio M. Perez.		10-Q	3/31/2011	10.3	4/28/2011

10.4	2005 Omnibus Long-Term Compensation Plan of Eastman Kodak Company (As Amended and Restated January 1, 2011)		10-Q	3/31/2011	10.4	4/28/2011

10.5	Second Amended and Restated U.S. Security Agreement, dated as of April 26, 2011, from the grantors party thereto to Bank of America, N.A. as agent.		8-K	4/26/2011	10.1	4/27/2011

10.6	Second Amended and Restated Canadian Security Agreement, dated as of April 26, 2011, from the grantors party thereto to Bank of America, N.A.		8-K	4/26/2011	10.2	4/27/2011

10.7	Notice, Joinder and Amendment to Intercreditor Agreement, dated as of April 26, 2011, by and among Eastman Kodak Company for itself and the other Grantors, Citicorp USA, Inc., as Initital First Lien Representative, The Bank of New York Mellon, as Second Lien Representative, and Bank of America, N.A., as New First Lien Representative.		8-K	4/26/2011	10.3	4/27/2011

Eastman Kodak Company and Subsidiary Companies
Index to Exhibits  (cont’d.)

Incorporated by Reference
Exhibit		Filed		Period
Number	Exhibit Description	Herewith	Form	Ending	Exhibit	Filing Date
12	Statement Re Computation of Ratio of Earnings to Fixed Charges.	X

31.1	Certification.	X

31.2	Certification.	X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase	X

101.INS*	XBRL Instance Document	X

101.LAB*	XBRL Taxonomy Extension Label Linkbase	X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase	X

101.SCH*	XBRL Taxonomy Extension Schema Linkbase	X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase	X

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement of prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.