Form 10-Q
period 2011-09-30
EASTMAN KODAK CO
filed 2011-11-03
CIK 31235

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]  Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes    [   ]            No    [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each Class	Number of shares Outstanding at October 28, 2011
Common Stock, $2.50 par value	269,954,791

Eastman Kodak Company
Form 10-Q
September 30, 2011

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
(in millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net sales
Products	$1,253	$1,332	$3,648	$3,847
Services	196	189	581	568
Licensing & royalties	13	235	40	810
Total net sales	$1,462	$1,756	$4,269	$5,225
Cost of sales
Products	$1,108	$1,132	$3,278	$3,217
Services	147	150	448	438
Total cost of sales	$1,255	$1,282	$3,726	$3,655
Gross profit	$207	$474	$543	$1,570
Selling, general and administrative expenses	284	313	884	935
Research and development costs	68	82	214	241
Restructuring costs, rationalization and other	17	24	79	48
Other operating expenses (income), net	12	(3)	(59)	(1)
(Loss) earnings from continuing operations before interest expense, other income (charges), net and income taxes	(174)	58	(575)	347
Interest expense	41	38	117	117
Loss on early extinguishment of debt, net	-	-	-	102
Other income (charges), net	(7)	8	2	4
(Loss) earnings from continuing operations before income taxes	(222)	28	(690)	132
Provision (benefit) for income taxes	-	71	(40)	223
Loss from continuing operations	(222)	(43)	(650)	(91)
Earnings (loss) from discontinued operations, net of income taxes	-	-	3	(1)
NET LOSS ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$(222)	$(43)	$(647)	$(92)

Basic and diluted net (loss) earnings per share attributable to Eastman Kodak Company common shareholders:
Continuing operations	$(0.83)	$(0.16)	$(2.42)	$(0.34)
Discontinued operations	-	-	0.01	-
Total	$(0.83)	$(0.16)	$(2.41)	$(0.34)

Number of common shares used in basic and diluted net (loss) earnings per share	268.9	268.5	268.9	268.4

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
CONSOLIDATED STATEMENT OF RETAINED EARNINGS (Unaudited)
(in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Retained earnings at beginning of period	$4,536	$5,620	$4,969	$5,676
Net loss	(222)	(43)	(647)	(92)
Loss from issuance of treasury stock	(41)	(12)	(49)	(19)
Retained earnings at end of period	$4,273	$5,565	$4,273	$5,565

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
CONSOLIDATED STATEMENT OF FINANCIAL POSITION (Unaudited)

(in millions)	September 30,	December 31,
	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$862	$1,624
Receivables, net	1,052	1,196
Inventories, net	892	746
Deferred income taxes	59	120
Other current assets	85	100
Total current assets	2,950	3,786
Property, plant and equipment, net of accumulated depreciation of $4,970 and $4,985, respectively	948	1,037
Goodwill	285	294
Other long-term assets	919	1,109
TOTAL ASSETS	$5,102	$6,226
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities
Accounts payable, trade	$673	$959
Short-term borrowings and current portion of long-term debt	210	50
Accrued income and other taxes	37	343
Other current liabilities	1,397	1,468
Total current liabilities	2,317	2,820
Long-term debt, net of current portion	1,356	1,195
Pension and other postretirement liabilities	2,552	2,661
Other long-term liabilities	526	625
Total liabilities	6,751	7,301

Commitments and Contingencies (Note 7)

Equity (Deficit)
Common stock, $2.50 par value	978	978
Additional paid in capital	1,114	1,105
Retained earnings	4,273	4,969
Accumulated other comprehensive loss	(2,079)	(2,135)
	4,286	4,917
Less: Treasury stock, at cost	(5,937)	(5,994)
Total Eastman Kodak Company shareholders’ deficit	(1,651)	(1,077)
Noncontrolling interests	2	2
Total deficit	(1,649)	(1,075)

TOTAL LIABILITIES AND DEFICIT	$5,102	$6,226

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2011	2010

Cash flows from operating activities:
Net loss	$(647)	$(92)
Adjustments to reconcile to net cash used in operating activities:
(Earnings) loss from discontinued operations, net of income taxes	(3)	1
Depreciation and amortization	223	289
(Gain) loss on sales of businesses/assets	(72)	2
Loss on early extinguishment of debt	-	102
Non-cash restructuring and rationalization costs, asset impairments and other charges	15	2
Provision for deferred income taxes	112	37
Decrease in receivables	194	104
Increase in inventories	(119)	(209)
Decrease in liabilities excluding borrowings	(735)	(668)
Other items, net	4	(72)
Total adjustments	(381)	(412)
Net cash used in continuing operations	(1,028)	(504)
Net cash used in discontinued operations	(10)	-
Net cash used in operating activities	(1,038)	(504)
Cash flows from investing activities:
Additions to properties	(88)	(87)
Proceeds from sales of businesses/assets	94	17
Business acquisitions, net of cash acquired	(27)	-
Funding of restricted cash and investment accounts	(22)	-
Marketable securities - sales	58	65
Marketable securities - purchases	(55)	(59)
Net cash used in investing activities	(40)	(64)
Cash flows from financing activities:
Proceeds from borrowings	407	491
Repayment of borrowings	(100)	(542)
Debt issuance costs	(6)	(12)
Net cash provided by (used in) financing activities	301	(63)
Effect of exchange rate changes on cash	15	4
Net decrease in cash and cash equivalents	(762)	(627)
Cash and cash equivalents, beginning of period	1,624	2,024
Cash and cash equivalents, end of period	$862	$1,397

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

The Company has had net losses from 2008 through the nine months ended September 30, 2011.  The Company has managed its liquidity needs during this time with cash on hand, cash received from intellectual property licensing, the sale of assets and businesses, and the issuance of debt.  The Company faces a number of substantial challenges, including the level of investment necessary to support growth in its consumer and commercial inkjet businesses, aggressive price competition, secular decline in the Company’s traditional film businesses, the cost to restructure the Company to enable sustainable profitability, and short-term uncertainty relating to certain of the Company’s intellectual property licensing activities pending the outcome of the infringement litigation against Apple Inc. and Research in Motion Ltd. before the International Trade Commission.  In July, 2011, the Company announced that it is exploring strategic alternatives, including a potential sale, related to its digital imaging patent portfolios.  If the Company is unable to sell its digital imaging patent portfolio at an appropriate price, it will pursue additional licensing opportunities related to that patent portfolio.  Additionally, if liquidity needs require, the Company could slow its rate of investment in its consumer and commercial inkjet businesses and/or pursue the sale of certain of its cash generating businesses that have leading market positions in large markets.  The Company’s ability to continue its operations, including the Company’s ability to fund working capital, capital investments, scheduled interest and debt repayments, restructuring payments, and employee benefit plan payments or required plan contributions, within the next twelve months is dependent upon the ability to monetize its digital imaging patent portfolio through a sale or licensing of the relevant patents and/or the successful execution of the alternative actions, which could also include the issuance of additional debt, listed above.  There is uncertainty regarding whether the Company can, and the Company can provide no assurance that it will, successfully execute the actions listed above.

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

The effect of this change in estimate for the three months ended September 30, 2011 was a reduction in depreciation expense of $10 million, $4 million of which has been recognized in Cost of sales and is a benefit to earnings from continuing operations.  In addition, $6 million of the reduction in depreciation expense is capitalized as a reduction of inventories at September 30, 2011.  The net impact of the change to earnings from continuing operations for the three months ended September 30, 2011 is an increase of $10 million, or $.04 on a fully-diluted earnings per share basis.  This includes the $4 million of current quarter depreciation recognized in Cost of sales, plus $6 million of depreciation from the previous quarter which was capitalized as a reduction of inventories at June 30, 2011, but was recognized in Cost of sales in the current quarter.

The effect of this change in estimate for the nine months ended September 30, 2011 was a reduction in depreciation expense of $28 million, $22 million of which has been recognized in Cost of sales, and $6 million of which is capitalized as a reduction of inventories at September 30, 2011.  The net impact of this change is an increase in earnings from continuing operations for the nine months ended September 30, 2011 of $22 million, or $.08 on a fully-diluted earnings per share basis.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles-Goodwill and Other  (ASC Topic 350) – Testing Goodwill for Impairment.”  ASU No. 2011-08 amends the impairment test for goodwill by allowing companies to first assess qualitative factors to determine if it is more likely than not that goodwill might be impaired and whether it is necessary to perform the current two-step goodwill impairment test.  The changes to the ASC as a result of this update are effective prospectively for interim and annual periods beginning after December 15, 2011 (January 1, 2012 for the Company).  The Company does not expect that the adoption of this guidance will have a significant impact on its Consolidated Financial Statements.

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

NOTE 2:  RECEIVABLES, NET

	As of
	September 30,	December 31,
(in millions)	2011	2010

Trade receivables	$943	$1,074
Miscellaneous receivables	109	122
Total (net of allowances of $63 and $77 as of September 30, 2011 and December 31, 2010, respectively)	$1,052	$1,196

Of the total trade receivable amounts of $943 million and $1,074 million as of September 30, 2011 and December 31, 2010, respectively, approximately $176 million and $224 million, respectively, are expected to be settled through customer deductions in lieu of cash payments.  Such deductions represent rebates owed to the customer and are included in Other current liabilities in the accompanying Consolidated Statement of Financial Position at each respective balance sheet date.

NOTE 3:  INVENTORIES, NET

	As of
(in millions)	September 30,	December 31,
	2011	2010

Finished goods	$581	$471
Work in process	179	154
Raw materials	132	121

Total	$892	$746

NOTE 4:  GOODWILL

The carrying value of goodwill by reportable segments is as follows:

(in millions)			Film,
	Consumer		Photofinishing
	Digital Imaging	Graphic Communications	and Entertainment	Consolidated
	Group	Group	Group	Total

Balance as of December 31, 2010:
Goodwill	$201	$870	$626	$1,697
Accumulated impairment losses	-	(777)	(626)	(1,403)
	$201	$93	$-	$294

Impairment	-	(8)	-	(8)
Divestiture	-	(4)	-	(4)
Currency translation adjustments	3	-	-	3
Balance as of September 30, 2011:
Goodwill	204	866	626	1,696
Accumulated impairment losses	-	(785)	(626)	(1,411)
	$204	$81	$-	$285

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

Determining the fair value of a reporting unit involves the use of significant estimates and assumptions.  The Company estimates the fair value of its reporting units utilizing an income approach.  To estimate fair value utilizing the income approach, the Company established an estimate of future cash flows for each reporting unit and discounted those estimated future cash flows to present value.  Key assumptions used in the income approach were: (a) expected cash flows for the period from October 1, 2011 to December 31, 2018; and (b) discount rates of 19% to 25%, which were based on the Company’s best estimates of the after-tax weighted-average cost of capital of each reporting unit.

Based upon the results of the Company’s September 30, 2011 goodwill impairment tests, the Company concluded that the carrying value of goodwill for its Commercial Printing reporting unit exceeded the implied fair value of goodwill due to an increase in the reporting unit’s carrying values and the impact of continued pricing pressures and higher commodity costs within Prepress Solutions, as well as higher start-up costs associated with the commercialization and placement of Prosper printing systems.  The Company recorded a pre-tax impairment charge of $8 million during the three month period ended September 30, 2011 that was included in Other operating expenses (income), net in the Consolidated Statement of Operations.  For the Company’s other reporting units with remaining goodwill balances (CDG and BSSG), no impairment of goodwill was indicated.

A 20 percent change in estimated future cash flows or a 10 percentage point change in discount rate would not have caused a goodwill impairment to be recognized by the Company as of September 30, 2011.  Additional impairment of goodwill could occur in the future if market or interest rate environments deteriorate, expected future cash flows decrease, or if reporting unit carrying values change materially compared with changes in respective fair values.  In the case of a sale of the Company’s digital imaging patent portfolios, licensing revenue related to those portfolios, which are included within the CDG reporting unit, could decline significantly and materially impact the fair value of this reporting unit.

NOTE 5:  SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Long-term debt and related maturities and interest rates were as follows at September 30, 2011 and December 31, 2010:

				As of
(in millions)				September 30, 2011	December 31, 2010

			Weighted-Average
			Effective
			Interest	Carrying	Carrying
Country	Type	Maturity	Rate	Value	Value

U.S.	Term note	2011-2013	6.16%	$18	$27
Germany	Term note	2011-2013	6.16%	74	109
U.S.	Term note	2013	7.25%	250	300
U.S.	Revolver	2013	4.75%	160	-
U.S.	Convertible	2017	12.75%	313	305
U.S.	Secured term note	2018	10.11%	491	491
U.S.	Term note	2018	9.95%	3	3
U.S	Secured term note	2019	10.87%	247	-
U.S.	Term note	2021	9.20%	10	10

				1,566	1,245
Current portion of long-term debt				(210)	(50)
Long-term debt, net of current portion				$1,356	$1,195

Annual maturities (in millions) of debt outstanding at September 30, 2011 were as follows:

	Carrying	Maturity
	Value	Value

2011	$-	$-
2012	50	50
2013	454	460
2014	-	-
2015	-	-
2016 and thereafter	1,062	1,163
Total	$1,566	$1,673

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

The Indenture contains covenants limiting, among other things, the Company’s ability and the ability of the Company’s restricted subsidiaries (as defined in the Indenture) to (subject to certain exceptions and qualifications): incur additional debt or issue certain preferred stock; pay dividends or make distributions in respect of capital stock or make other restricted payments; make principal payments on, or purchase or redeem subordinated indebtedness prior to any scheduled principal payment or maturity; make certain investments; sell certain assets; create liens on assets; consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s and its subsidiaries’ assets; enter into certain transactions with affiliates; and designate the Company’s subsidiaries as unrestricted subsidiaries.  The Company was in compliance with these covenants as of September 30, 2011.

The 2019 Senior Secured Notes are fully and unconditionally guaranteed (Guarantees) on a senior secured basis by each of the Company’s existing and future direct or indirect 100% owned domestic subsidiaries, subject to certain exceptions (Subsidiary Guarantors).  The 2019 Senior Secured Notes and Guarantees are secured by second-priority liens, subject to permitted liens, on substantially all of the Company’s domestic assets and substantially all of the domestic assets of the Subsidiary Guarantors pursuant to a supplement, dated March 15, 2011, to the security agreement, dated March 5, 2010, entered into with Bank of New York Mellon as second lien collateral agent.  The carrying value of the assets pledged as collateral at September 30, 2011 was approximately $1.4 billion.

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

Repurchase of Senior Notes due 2013
On March 15, 2011, the Company repurchased $50 million aggregate principal amount of Senior Notes due 2013 (2013 Notes) at par using proceeds from the issuance of the 2019 Senior Secured Notes.  As of September 30, 2011, $250 million of the 2013 Notes remain outstanding.

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

On September 23, 2011, the Company initiated a draw of $160 million under the Second Amended Credit Agreement for general corporate purposes.  The revolving credit advance bears interest at applicable margins over the Base Rate, as defined in the Second Amended Credit Agreement.  The borrowing will bear interest initially at 1.5% (the applicable margin) plus the Base Rate, which fluctuates daily based on the highest of the following reference rates: the Federal Funds Rate plus 0.5%, Bank of America’s prime rate, and a one-month Eurodollar rate plus 1.0%.  The Company may repay the advances at any time without penalty, subject to certain conditions if the advances have been converted to a Eurodollar rate.

Advances under the Second Amended Credit Agreement are available based on the Borrowers’ respective borrowing base from time to time.  The borrowing base is calculated based on designated percentages of eligible accounts receivable, inventory, and machinery and equipment, subject to applicable reserves.  As of September 30, 2011, based on this borrowing base calculation and after deducting $160 million of outstanding borrowings under the agreement, the face amount of letters of credit outstanding of $96 million and $66 million of collateral to secure other banking arrangements, the Company had $126 million available to borrow under the Second Amended Credit Agreement.

Under the terms of the Credit Facility, the Company has agreed to certain affirmative and negative covenants customary in similar asset-based lending facilities.  In the event the Company’s excess availability under the Credit Facility borrowing base formula falls below the greater of (a) $40 million or (b) 12.5% of the commitments under the Credit Facility at any time (Trigger), among other things, the Company must maintain a fixed charge coverage ratio of not less than 1.1 to 1.0 until the excess availability is greater than the Trigger for 30 consecutive days.  As of September 30, 2011, the Company’s fixed charge coverage ratio was less than 1.1 to 1.0; however as of September 30, 2011, excess availability was greater than the Trigger.  It is the Company’s intent to repay its borrowings as necessary to avoid falling below the required threshold.  The $160 million principal outstanding as of September 30, 2011 is recorded within short-term borrowings and current portion of long-term debt within the Company’s Consolidated Statement of Financial Position.  The negative covenants limit, under certain circumstances, among other things, the Company’s ability to incur additional debt or liens, make certain investments, make shareholder distributions or prepay debt, except as permitted under the terms of the Second Amended Credit Agreement.  The Company was in compliance with all covenants under the Credit Facility as of September 30, 2011.

In addition to the Second Amended Credit Agreement, the Company has other committed and uncommitted lines of credit as of September 30, 2011 totaling $14 million and $79 million, respectively.  These lines primarily support operational and borrowing needs of the Company's subsidiaries, which include term loans, overdraft coverage, revolving credit lines, letters of credit, bank guarantees and vendor financing programs.  Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market conditions.  As of September 30, 2011, usage under these lines was approximately $25 million all of which were supporting non-debt related obligations.

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

NOTE 6:  INCOME TAXES

The Company’s income tax provision (benefit) and effective tax rate were as follows:

(dollars in millions)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
(Loss) earnings from continuing operations before income taxes	$(222)	$28	$(690)	$132
Effective tax rate	0.0%	253.6%	5.8%	168.9%
Provision (benefit) for income taxes	$0	$71	$(40)	$223
(Benefit) provision for income taxes @ 35%	$(78)	$10	$(242)	$46
Difference between tax at effective vs. statutory rate	$78	$61	$202	$177

For the three months ended September 30, 2011, the difference between the Company’s recorded benefit and the benefit that would result from applying the U.S. statutory rate of 35.0% is primarily attributable to: (1) losses generated within the U.S. and certain jurisdictions outside the U.S. for which no benefit was recognized due to management’s conclusion that it was more likely than not that the tax benefits would not be realized, (2) a provision associated with legislative tax rate changes in a jurisdiction outside the U.S., (3) a provision related to withholding taxes on undistributed earnings, and (4) a benefit as a result of the Company reaching a settlement with a taxing authority in a location outside the U.S.

During the third quarter of 2011, the Company concluded that the undistributed earnings of its foreign subsidiaries would no longer be considered permanently reinvested.  After assessing the assets of the subsidiaries relative to the specific opportunities for reinvestment, as well as the forecasted uses of cash for both its domestic and foreign operations, the Company concluded that it was prudent to change its indefinite reinvestment assertion to allow for greater flexibility in its cash management.

As a result of the change in its assertion the Company recorded an estimated deferred tax liability (net of related foreign tax credits) of $373 million on the foreign subsidiaries’ undistributed earnings.  This deferred tax liability was fully offset by a corresponding decrease in the Company’s U.S. valuation allowance, which resulted in no net impact on the tax provision.  The Company also recorded a provision of $35 million for the potential foreign withholding taxes on the undistributed earnings.

During the three months ended September 30, 2011, the Company agreed to terms with an outside U.S. tax authority and settled audits for calendar years 2001 through 2002.  For these years, the Company originally recorded liabilities for uncertain tax positions (UTP) totaling $56 million (plus interest of approximately $43 million).  The settlement resulted in a net reduction in Accrued income and other taxes and the recognition of a $94 million tax benefit.

For the nine months ended September 30, 2011, the difference between the Company’s recorded benefit and the benefit that would result from applying the U.S. statutory rate of 35.0% is primarily attributable to: (1) losses generated within the U.S. and certain jurisdictions outside the U.S. for which no benefit was recognized due to management’s conclusion that it was more likely than not that the tax benefits would not be realized, (2) a provision associated with the establishment of a deferred tax asset valuation allowance outside the U.S., (3)  a provision associated with legislative tax rate changes in a jurisdiction outside the U.S., (4)  a provision related to withholding taxes on undistributed earnings, (5) a benefit associated with the release of a deferred tax asset valuation allowance in a certain jurisdiction outside the U.S., (6) tax accounting impacts related to items reported in Accumulated other comprehensive loss, and (7) changes in audit reserves and settlements.

During the nine months ended September 30, 2011, the Company agreed to terms with the U.S. Internal Revenue Service and settled federal audits for calendar years 2001 through 2005.  For these years, the Company originally recorded federal and related state liabilities for UTP totaling $115 million (plus interest of approximately $25 million).  The settlement resulted in a reduction in Accrued income and other taxes (including the UTP previously noted) of $296 million, the recognition of a $50 million tax benefit, and a reduction in net deferred tax assets of $246 million.  The Company will receive a net federal refund of approximately $2 million and estimates that it will pay $23 million over the next several months to satisfy state obligations as amended state returns are filed.

During the nine months ended September 30, 2011, the Company determined that it is more likely than not that a portion of the deferred tax assets outside the U.S. would not be realized and accordingly, recorded a tax provision of $22 million associated with the establishment of a valuation allowance on those deferred tax assets.

For the three and nine months ended September 30, 2010, the difference between the Company’s recorded provision and the benefit that would result from applying the U.S. statutory rate of 35.0% is primarily attributable to: (1) withholding taxes related to licensing revenue, (2) losses generated within the U.S. and certain jurisdictions outside the U.S. for which no benefit was recognized due to management’s conclusion that it was more likely than not that the tax benefits would not be realized, (3) the mix of earnings from operations in certain lower-taxed jurisdictions outside the U.S., and (4) changes in audit settlements and reserves.

NOTE 7:  COMMITMENTS AND CONTINGENCIES

Environmental
The Company’s undiscounted accrued liabilities for future environmental investigation, remediation, and monitoring costs are composed of the following items:

	As of
(in millions)	September 30,	December 31,
	2011	2010

Eastman Business Park site, Rochester, NY	$50	$53
Other operating sites	11	11
Sites associated with former operations	19	20
Sites associated with the non-imaging health businesses sold in 1994	18	19
Total	$98	$103

These amounts are reported in Other long-term liabilities in the accompanying Consolidated Statement of Financial Position.

Cash expenditures for the aforementioned investigation, remediation and monitoring activities are expected to be incurred over the next thirty years for most of the sites.  For these known environmental liabilities, the accrual reflects the Company’s best estimate of the amount it will incur under the agreed-upon or proposed work plans.  The Company’s cost estimates were determined using the ASTM Standard E 2137-06, "Standard Guide for Estimating Monetary Costs and Liabilities for Environmental Matters," and have not been reduced by possible recoveries from third parties.  The overall method includes the use of a probabilistic model which forecasts a range of cost estimates and a single most probable cost estimate for the remediation required at individual sites.  For the purposes of establishing Company-level environmental reserves, the single most probable cost estimate for each site is used.  All projects are closely monitored and the models are reviewed as significant events occur or at least once per year.  The Company’s estimate includes investigations, equipment and operating costs for remediation and long-term monitoring of the sites.

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

Among these matters is a case in which the Company has been named by the U.S. Environmental Protection Agency as a PRP with potential liability for the study and remediation of the Lower Passaic River Study Area portion of the Diamond Alkali Superfund Site.  Additionally, the Company has been named as a third-party defendant (along with approximately 300 other entities) in an action initially brought by the New Jersey Department of Environmental Protection in the Supreme Court of New Jersey, Essex County seeking recovery of all costs associated with the investigation, removal, cleanup and damage to natural resources resulting from the disposal of various forms of chemicals in the Passaic River.  The total costs (for all parties involved) to clean up the Passaic River could potentially be as high as several billions of dollars.  Based on currently available information, the Company is unable to determine the likelihood or reasonably estimate a range of loss pertaining to this matter at this time.

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

Other Commitments and Contingencies

As of September 30, 2011, the Company had outstanding letters of credit of $96 million issued under the Second Amended Credit Agreement, as well as bank guarantees and letters of credit of $17 million, surety bonds in the amount of $14 million, and cash and investments in trust of $32 million, primarily to ensure the payment of possible casualty and workers’ compensation claims, environmental liabilities, legal contingencies, rental payments, and to support various customs, tax and trade activities.  The restricted cash and investment amounts are recorded within Other long-term assets in the Consolidated Statement of Financial Position.

The Company’s Brazilian operations are involved in governmental assessments of indirect and other taxes in various stages of litigation, primarily related to federal and state value-added taxes.  The Company is disputing these matters and intends to vigorously defend its position.  Based on the opinion of legal counsel and current reserves already recorded for those matters deemed probable of loss, management does not believe that the ultimate resolution of these matters will materially impact the Company’s results of operations or financial position.  The Company routinely assesses all these matters as to the probability of ultimately incurring a liability in its Brazilian operations and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable.  As of September 30, 2011, the unreserved portion of these contingencies, inclusive of any related interest and penalties, for which there was at least a reasonable possibility that a loss may be incurred, amounted to approximately $70 million.

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

NOTE 8:  GUARANTEES

The Company guarantees debt and other obligations of certain customers.  The debt and other obligations are primarily due to banks and leasing companies in connection with financing of customers’ purchases of equipment and product from the Company.  At September 30, 2011, the maximum potential amount of future payments (undiscounted) that the Company could be required to make under these customer-related guarantees was $21 million.  At September 30, 2011, the carrying amount of any liability related to these customer guarantees was not material.

The customer financing agreements and related guarantees, which mature between the fourth quarter of 2011 and 2016, typically have a term of 90 days for product and short-term equipment financing arrangements, and up to five years for long-term equipment financing arrangements.  These guarantees would require payment from the Company only in the event of default on payment by the respective debtor.  In some cases, particularly for guarantees related to equipment financing, the Company has collateral or recourse provisions to recover and sell the equipment to reduce any losses that might be incurred in connection with the guarantees.  However, any proceeds received from the liquidation of these assets would not cover the maximum potential loss under these guarantees.

The Company also guarantees potential indebtedness to banks and other third parties for some of its consolidated subsidiaries.  The maximum amount guaranteed is $186 million, and the outstanding amount for those guarantees is $162 million with $74 million recorded within the Short-term borrowings and current portion of long-term debt, and Long-term debt, net of current portion and $12 million recorded within the Other current liabilities and Other long-term liabilities components in the accompanying Consolidated Statement of Financial Position.  These guarantees expire in 2011 through 2019.  Pursuant to the terms of the Company's Second Amended and Restated Credit Agreement, obligations of the Borrowers to the Lenders under the Second Amended and Restated Credit Agreement, as well as secured agreements in an amount not to exceed $125 million, are guaranteed by the Company and the Company’s U.S. subsidiaries and included in the above amounts.  These secured agreements totaled $66 million as of September 30, 2011.

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

(in millions)

Accrued warranty obligations as of December 31, 2010	$43
Actual warranty experience during 2011	(65)
2011 warranty provisions	58
Accrued warranty obligations as of September 30, 2011	$36

The Company also offers its customers extended warranty arrangements that are generally one year, but may range from three months to three years after the original warranty period.  The Company provides repair services and routine maintenance under these arrangements.  The Company has not separated the extended warranty revenues and costs from the routine maintenance service revenues and costs, as it is not practicable to do so.  Therefore, these revenues and costs have been aggregated in the discussion that follows.  Costs incurred under these arrangements for the nine months ended September 30, 2011 amounted to $225 million.  The change in the Company's deferred revenue balance in relation to these extended warranty and maintenance arrangements from December 31, 2010 to September 30, 2011, which is reflected in Other current liabilities in the accompanying Consolidated Statement of Financial Position, was as follows:

(in millions)

Deferred revenue on extended warranties as of December 31, 2010	$130
New extended warranty and maintenance arrangements in 2011	322
Recognition of extended warranty and maintenance arrangement revenue in 2011	(330)
Deferred revenue on extended warranties as of September 30, 2011	$122

NOTE 9:  RESTRUCTURING AND RATIONALIZATION LIABILITIES

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

Restructuring and Ongoing Rationalization Reserve Activity

The activity in the accrued balances and the non-cash charges and credits incurred in relation to restructuring initiatives and ongoing rationalization activities for the three and nine months ended September 30, 2011 were as follows:

			Long-lived Asset
		Exit	Impairments and
	Severance	Costs	Inventory	Accelerated
(in millions)	Reserve	Reserve	Write-downs	Depreciation	Total

Balance as of December 31, 2010	$22	$20	$-	$-	42

Q1 2011 charges	30	2	1	2	35
Q1 2011 utilization/cash payments	(14)	(3)	(1)	(2)	(20)
Q1 2011 other adjustments & reclasses (1)	(11)	1	-	-	(10)
Balance as of March 31, 2011	27	20	-	-	47

Q2 2011 charges	22	7	1	6	36
Q2 2011 utilization/cash payments	(17)	(2)	(1)	(6)	(26)
Q2 2011 other adjustments & reclasses (2)	(5)	-	-	-	(5)
Balance as of June 30, 2011	27	25	-	-	52

Q3 2011 charges	14	3	-	1	18
Q3 2011 utilization/cash payments	(12)	(4)	-	(1)	(17)
Q3 2011 other adjustments & reclasses (3)	(4)	-	-	-	(4)
Balance as of September 30, 2011	$25	$24	$-	$-	$49

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

(3)
The $(4) million includes $(3) million for severance-related charges for pension plan curtailments, settlements, and special termination benefits, which are reflected in Pension and other postretirement liabilities and Other long-term assets in the Consolidated Statement of Financial Position.  The remaining $(1) million reflects foreign currency translation adjustments.

For the three months ended September 30, 2011, the $18 million of charges include $1 million for accelerated depreciation which was reported in Cost of sales in the accompanying Consolidated Statement of Operations.  The remaining costs incurred of $17 million were reported as Restructuring costs, rationalization and other in the accompanying Consolidated Statement of Operations for the three months ended September 30, 2011.  The severance and exit costs reserves require the outlay of cash, while long-lived asset impairments, accelerated depreciation and inventory write-downs represent non-cash items.

The third quarter 2011 severance costs related to the elimination of approximately 175 positions, including approximately 125 manufacturing/service positions, and 50 administrative positions.  The geographic composition of these positions includes approximately 100 in the United States and Canada, and 75 throughout the rest of the world.

The charges of $18 million recorded in the third quarter of 2011 included $10 million applicable to FPEG, $4 million applicable to GCG, $1 million applicable to CDG, and $3 million that was applicable to manufacturing, research and development, and administrative functions, which are shared across all segments.

For the nine months ended September 30, 2011, the $89 million of charges include $9 million of charges for accelerated depreciation and $1 million of charges for inventory write-downs which were reported in Cost of sales in the accompanying Consolidated Statement of Operations.  The remaining costs incurred of $79 million were reported as Restructuring costs, rationalization and other in the accompanying Consolidated Statement of Operations for the nine months ended September 30, 2011.  The severance and exit costs reserves require the outlay of cash, while long-lived asset impairments, accelerated depreciation and inventory write-downs represent non-cash items.

The severance costs for the nine months ended September 30, 2011 related to the elimination of approximately 950 positions, including approximately 550 manufacturing/service positions, 325 administrative positions, and 75 research and development positions.  The geographic composition of these positions includes approximately 600 in the United States and Canada, and 350 throughout the rest of the world.

The charges of $89 million recorded in the first three quarters of 2011 included $39 million applicable to FPEG, $19 million applicable to GCG, $5 million applicable to CDG, and $26 million that was applicable to manufacturing, research and development, and administrative functions, which are shared across all segments.

As a result of these initiatives, the majority of the severance will be paid during periods through the end of 2012 since, in some instances, the employees whose positions were eliminated can elect or are required to receive their payments over an extended period of time.  In addition, certain exit costs, such as long-term lease payments, will be paid over periods throughout 2012 and beyond.

NOTE 10:  RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of the net periodic benefit cost for all major funded and unfunded U.S. and Non-U.S. defined benefit plans for the three and nine months ended September 30 are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2011		2010		2011		2010
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Major defined benefit plans:
Service cost	$13	$4	$12	$4	$38	$12	$36	$12
Interest cost	63	46	66	43	190	137	198	131
Expected return on plan assets	(109)	(54)	(118)	(52)	(327)	(159)	(356)	(156)
Amortization of:
Recognized prior service cost	-	1	-	-	1	3	-	-
Recognized net actuarial loss	18	13	1	10	52	39	3	27
Pension (income) expense before special termination benefits, curtailments, and settlements	(15)	10	(39)	5	(46)	32	(119)	14
Special termination benefits	2	-	15	-	19	1	21	1
Curtailment gain	-	-	-	-	-	-	-	(1)
Settlement loss	-	10	-	-	-	10	-	1
Net pension (income) expense	(13)	20	(24)	5	(27)	43	(98)	15
Other plans including unfunded plans	-	3	-	2	-	9	-	8
Total net pension (income) expense from continuing operations	$(13)	$23	$(24)	$7	$(27)	$52	$(98)	$23

For the three months ended September 30, 2011 and 2010, $2 million and $15 million, respectively, of special termination benefits charges were incurred as a result of the Company's restructuring actions.  For the nine months ended September 30, 2011 and 2010, $20 million and $22 million, respectively, of special termination benefits charges were incurred as a result of the Company's restructuring actions.  These charges have been included in Restructuring costs, rationalization and other in the Consolidated Statement of Operations.  In addition, of the $10 million in settlement losses for the major funded and unfunded U.S. and Non-U.S. defined benefit plans for the nine months ended September 30, 2011, $1 million was incurred as a result of the Company’s restructuring actions and is included in Restructuring costs, rationalization and other in the Consolidated Statement of Operations.

The Company made contributions (funded plans) or paid benefits (unfunded plans) totaling approximately $94 million relating to its major U.S. and non-U.S. defined benefit pension plans for the nine months ended September 30, 2011.  The Company expects its contribution (funded plans) and benefit payment (unfunded plans) requirements for its major U.S. and non-U.S. defined benefit pension plans for the balance of 2011 to be approximately $18 million.

Postretirement benefit costs for the Company's U.S., United Kingdom and Canada postretirement benefit plans, which represent the Company's major postretirement plans, includes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2011	2010	2011	2010

Service cost	$-	$-	$1	$-
Interest cost	16	18	49	54
Amortization of:
Prior service credit	(20)	(19)	(59)	(57)
Recognized net actuarial loss	8	7	24	21
Total net postretirement benefit expense	$4	$6	$15	$18

The Company paid benefits totaling approximately $88 million relating to its U.S., United Kingdom and Canada postretirement benefit plans for the nine months ended September 30, 2011.  The Company expects to pay benefits of approximately $32 million for these postretirement plans for the balance of 2011.

Certain of the Company's retirement plans were remeasured during the first three quarters of 2011.  The remeasurement of the funded status of those plans increased the Company's recognized defined benefit and other postretirement benefit plan obligation by $9 million.

NOTE 11:  OTHER OPERATING EXPENSES (INCOME), NET

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2011	2010	2011	2010

Expenses (income):
Gain on sale of certain image sensor patents	$-	$-	$(62)	$-
Goodwill impairment (1)	8	-	8	-
Other	4	(3)	(5)	(1)
Total	$12	$(3)	$(59)	$(1)

(1)  Refer to Note 4, “Goodwill”, in the Notes to Financial Statements.

On March 31, 2011, the Company sold patents and patent applications related to CMOS image sensors to OmniVision Technologies Inc. for $65 million.  The Company recognized a gain, net of transaction costs, of $62 million from this transaction.

NOTE 12:  EARNINGS PER SHARE

Basic earnings per share computations are based on the weighted-average number of shares of common stock outstanding during the year.  As a result of the net loss from continuing operations presented for the three and nine months ended September 30, 2011 and September 30, 2010, respectively, the Company calculated diluted earnings per share using weighted-average basic shares outstanding for those periods, as utilizing diluted shares would be anti-dilutive to loss per share.  Weighted-average basic shares outstanding for the three and nine months ended September 30, 2011 were 268.9 million. Weighted-average basic shares outstanding for the three and nine months ended September 30, 2010 were 268.5 million and 268.4 million, respectively.

If the Company had reported earnings from continuing operations for the quarter ended September 30, 2011, approximately 3.6 million potential shares of the Company’s common stock from unvested share-based awards would have been included in the computation of diluted earnings per share.  However, potential shares of the Company's common stock related to the assumed conversion of

(1) approximately 17.3 million outstanding employee stock options, (2) approximately 40.0 million outstanding detachable warrants to purchase common shares, and (3) approximately $313 million of convertible senior notes due 2017 would still have been excluded from the computation of diluted earnings per share, as these securities were anti-dilutive.

If the Company had reported earnings from continuing operations for the quarter ended September 30, 2010, approximately 2.0 million potential shares of the Company’s common stock from unvested share-based awards would have been included in the computation of diluted earnings per share.  However, potential shares of the Company’s common stock related to the assumed conversion of (1) approximately 18.7 million outstanding employee stock options, (2) approximately 40.0 million outstanding detachable warrants to purchase common shares, and (3) approximately $313 million of convertible senior notes due 2017 would still have been excluded from the computation of diluted earnings per share, as these securities were anti-dilutive.

NOTE 13:  SHAREHOLDERS' EQUITY

The Company has 950 million shares of authorized common stock with a par value of $2.50 per share, of which 391 million shares had been issued as of September 30, 2011 and December 31, 2010.  Treasury stock at cost consisted of approximately 121 million and 122 million shares as of September 30, 2011 and December 31, 2010, respectively.

Net Operating Loss Rights Agreement

On August 1, 2011, the Company entered into a Net Operating Loss (NOL) Rights Agreement (NOL Rights Agreement) designed to preserve stockholder value and tax assets.  The Company’s ability to use its tax attributes to offset tax on U.S. taxable income would be substantially limited if there were an "ownership change" as defined under Section 382 of the U.S. Internal Revenue Code.  In general, an ownership change would occur if "5-percent shareholders," as defined under Section 382, collectively increase their ownership in the Company by more than 50 percentage points over a rolling three-year period.

In connection with the adoption of the NOL Rights Agreement, the Company’s Board of Directors declared a dividend of one preferred share purchase right for each outstanding share of the Company’s common stock.  The preferred share purchase rights were distributed to stockholders of record as of August 11, 2011, but would only be activated if triggered by the NOL Rights Agreement.

Under the NOL Rights Agreement, preferred share purchase rights will work to impose significant dilution upon any person or group which acquires beneficial ownership of 4.9% or more of the outstanding common stock, without the approval of the Company’s Board of Directors, from and after August 1, 2011.  Stockholders that own 4.9% or more of the outstanding common stock as of the opening of business on August 1, 2011, will not trigger the preferred share purchase rights so long as they do not (i) acquire additional shares of common stock representing one one-thousandth of one percent (0.001%) or more of the shares of common stock then outstanding or (ii) fall under 4.9% ownership of common stock and then re-acquire shares that in the aggregate equal 4.9% or more of the common stock.

The NOL Rights Agreement has a three-year term, although the Company’s Board of Directors will review the plan periodically.

Comprehensive Loss
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010

Net loss	$(222)	$(43)	$(647)	$(92)
Realized and unrealized loss from hedging activity, net of tax and reclassifications	(8)	(3)	(7)	(5)
Currency translation adjustments	(7)	39	11	55
Pension and other postretirement benefit plan obligation activity, net of tax	1	(3)	52	(154)
Total comprehensive loss, net of tax	$(236)	$(10)	$(591)	$(196)

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

Prior period segment results have been revised to reflect this change.

Segment financial information is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010

Net sales from continuing operations:

Consumer Digital Imaging Group	$408	$664	$1,142	$1,986
Graphic Communications Group	665	659	1,975	1,916
Film, Photofinishing and Entertainment Group	389	433	1,152	1,323
Consolidated total	$1,462	$1,756	$4,269	$5,225

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010

(Loss) earnings from continuing operations before interest expense, other income (charges), net and income taxes:

Consumer Digital Imaging Group	$(90)	$67	$(350)	$345
Graphic Communications Group	(55)	(35)	(171)	(92)
Film, Photofinishing and Entertainment Group	15	28	2	86
All Other	(1)	(1)	(1)	(2)
Total of reportable segments	(131)	59	(520)	337
Restructuring costs, rationalization and other	(18)	(29)	(89)	(54)
Corporate components of pension and OPEB (expense) income	(13)	25	(25)	73
Other operating (expenses) income, net	(12)	3	59	1
Legal contingencies and settlements	-	-	-	(10)
Loss on early extinguishment of debt, net	-	-	-	(102)
Interest expense	(41)	(38)	(117)	(117)
Other income (charges), net	(7)	8	2	4
Consolidated (loss) earnings from continuing operations before income taxes	$(222)	$28	$(690)	$132

(in millions)	As of September 30, 2011	As of December 31, 2010

Segment total assets:

Consumer Digital Imaging Group	$1,063	$1,126
Graphic Communications Group	1,625	1,566
Film, Photofinishing and Entertainment Group	1,070	1,090
Total of reportable segments	3,758	3,782
Cash and marketable securities	865	1,628
Deferred income tax assets	479	815
All Other/corporate items	-	1
Consolidated total assets	$5,102	$6,226

NOTE 15:  FINANCIAL INSTRUMENTS

The following table presents the carrying amounts, estimated fair values, and location in the Consolidated Statement of Financial Position for the Company’s financial instruments:

		Assets
(in millions)		September 30, 2011		December 31, 2010
	Balance Sheet Location	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Marketable securities:
Available-for-sale (1)	Other current assets and Other long-term assets	$8	$8	$10	$10
Held-to-maturity (2)	Other current assets and Other long-term assets	30	30	8	8

Derivatives designated as hedging instruments:
Commodity contracts (1)	Receivables, net	-	-	2	2

Derivatives not designated as hedging instruments:
Foreign exchange contracts (1)	Receivables, net	4	4	11	11
Foreign exchange contracts (1)	Other long-term assets	-	-	1	1

		Liabilities
(in millions)		September 30, 2011		December 31, 2010
	Balance Sheet Location	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Short-term borrowings and current portion of long-term debt (2)	Short-term borrowings and current portion of long-term debt	$210	$187	$50	$51

Long-term borrowings, net of current portion (2)	Long-term debt, net of current portion	1,356	836	1,195	1,242

Derivatives designated as hedging instruments:
Commodity contracts (1)	Other current liabilities	7	7	-	-

Derivatives not designated as hedging instruments:
Foreign exchange contracts (1)	Other current liabilities	10	10	8	8

(1)  Recorded at fair value.
(2)  Recorded at historical cost.

The Company does not utilize financial instruments for trading or other speculative purposes.

Fair value

The fair values of marketable securities are determined using quoted prices in active markets for identical assets (Level 1 fair value measurements).  Fair values of the Company’s forward contracts are determined using other observable inputs (Level 2 fair value measurements), and are based on the present value of expected future cash flows (an income approach valuation technique) considering the risks involved and using discount rates appropriate for the duration of the contracts.  Transfers between levels of the fair value hierarchy are recognized based on the actual date of the event or change in circumstances that caused the transfer.  There were no transfers between levels of the fair value hierarchy during the three and nine months ended September 30, 2011.

Fair values of long-term borrowings are determined by reference to quoted market prices, if available, or by pricing models based on the value of related cash flows discounted at current market interest rates.  The carrying values of cash and cash equivalents, trade receivables, and payables (which are not shown in the table above) approximate their fair values.

Foreign exchange

Foreign exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in Other income (charges), net in the accompanying Consolidated Statement of Operations.  The net effects of foreign currency transactions, including changes in the fair value of foreign exchange contracts, are shown below:

(in millions)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net (loss) gain	$(7)	$5	$-	$(6)

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

The Company’s financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments.  The Company manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties.  The Company has procedures to monitor the credit exposure amounts.  The maximum credit exposure at September 30, 2011 was not significant to the Company.

In the event of a default under the Company’s Second Amended and Restated Credit Agreement, or one of the Company’s Indentures, or a default under any derivative contract or similar obligation of the Company, the derivative counterparties would have the right, although not the obligation, to require immediate settlement of some or all open derivative contracts at their then-current fair value, but with liability positions netted against asset positions with the same counterparty.  At September 30, 2011, the Company had open derivative contracts in liability positions with a total fair value of $17 million.

The location and amounts of pre-tax gains and losses related to derivatives reported in the Consolidated Statement of Operations are shown in the following tables:

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI Into Cost of Sales (Effective Portion)		Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(in millions)	For the three months ended September 30,		For the three months ended September 30,		For the three months ended September 30,
	2011	2010	2011	2010	2011	2010

Commodity contracts	$(4)	$-	$5	$1	$-	$-
Foreign exchange contracts	-	(2)	-	-	-	-

	For the nine months ended September 30,		For the nine months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010	2011	2010

Commodity contracts	$5	$4	$12	$7	$-	$-
Foreign exchange contracts	-	(2)	-	-	-	-

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative
(in millions)		For the three months ended September 30,		For the nine months ended September 30,
		2011	2010	2011	2010

Foreign exchange contracts	Other income (charges), net	$(6)	$(7)	$4	$24

Foreign currency forward contracts

Certain of the Company’s foreign currency forward contracts used to mitigate currency risk related to existing foreign currency denominated assets and liabilities are not designated as hedges, and are marked to market through net (loss) earnings at the same time that the exposed assets and liabilities are remeasured through net (loss) earnings (both in Other income (charges), net).  The notional amount of such contracts open at September 30, 2011 was approximately $1,051 million.  The majority of the contracts of this type held by the Company are denominated in euros and British pounds.

Silver forward contracts

The Company enters into silver forward contracts that are designated as cash flow hedges of commodity price risk related to forecasted purchases of silver.  The value of the notional amounts of such contracts open at September 30, 2011 was $38 million.  Hedge gains and losses related to these silver forward contracts are reclassified into cost of sales as the related silver-containing products are sold to third parties.  These gains or losses transferred to cost of sales are generally offset by increased or decreased costs of silver purchased in the open market.  The amount of existing gains and losses at September 30, 2011 to be reclassified into earnings within the next 12 months is a net loss of $5 million.  At September 30, 2011, the Company had hedges of a portion of its forecasted purchases through May 2012.

NOTE 16:  ACQUISITION

On March 1, 2011, the Company completed the acquisition of substantially all of the assets of the relief plates business of Tokyo Ohka Kogyo Co., Ltd, for a purchase price of approximately $27 million, net of cash acquired.  The acquisition expands and enhances the Company’s capabilities to serve customers, particularly in the packaging industry.  The acquired relief plates business is part of the Company’s Prepress Solutions strategic product group within the GCG segment.  This acquisition was immaterial to the Company’s financial position as of September 30, 2011, and its results of operations and cash flows for the nine months ended September 30, 2011.

The Company’s estimated fair value of the assets acquired and liabilities assumed at the date of acquisition exceeded the purchase price by $5 million.  This amount was recorded as a gain from a bargain purchase within Other income (charges), net in the Consolidated Statement of Operations for the nine months ended September 30, 2011.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company’s digital growth strategy is centered around exploiting its competitive advantage at the intersection of materials science and digital imaging science.  The Company has leading market positions in large markets including digital printing plates, scanners, digital still and video cameras, and kiosks.  In addition, the Company has been introducing differentiated value propositions in new growth markets that are in need of transformation.  These digital growth initiatives are consumer inkjet within the Consumer Digital Imaging Group (CDG) segment and commercial inkjet, workflow software and services, and packaging solutions within the Graphic Communications Group (GCG) segment.  While these digital growth initiatives have largely required investment, revenue in these product lines grew 19% in the first three quarters of 2011 versus the comparable period in the prior year.  The Company expects to continue to gain scale in these product lines to enable a more significant and profitable contribution from them.

The Company has been using cash received from operations, including intellectual property licensing, and the sale of non-core assets, to fund its investment in the consumer and commercial inkjet businesses and its transformation from a traditional film manufacturing company to a digital technology company.  In July 2011, the Company announced that it is exploring strategic alternatives related to its digital imaging patent portfolios.  As this process proceeds, the Company will continue to pursue its patent licensing program as well as all litigation related to its digital imaging patents.  The Company faces short-term uncertainty relating to certain of the Company’s intellectual property licensing activities pending the outcome of the infringement litigation against Apple Inc. and Research in Motion Ltd. before the International Trade Commission.

Revenue and profitability for the nine months ended September 30, 2011 declined primarily due to non-recurring intellectual property licensing arrangements in the prior year period, and were also negatively impacted by industry-related volume declines and increased commodity costs, particularly silver, in the Film, Photofinishing, and Entertainment Group (FPEG) segment.  The Company has been utilizing price increases and silver-indexed pricing models, as well as continuing its silver hedging program to mitigate the impact of historically high silver prices on FPEG.  Given the time necessary to implement these actions, results were affected more positively in the third quarter from the pricing actions than in the first half of 2011.  The Company expects to continue to see positive impacts from pricing actions in the fourth quarter of 2011.  Revenue declines were also impacted by competitive pricing pressures and participation choices made by the Company in digital cameras within CDG.

While some of the revenue decline was offset by revenue growth in consumer inkjet and GCG, profitability was also negatively impacted by the ongoing investment in the consumer and commercial inkjet businesses, as the Company continues to grow its installed base of printing equipment.

The Company has taken the following actions in 2011 to enhance its cash position:
•
Issued $250 million of Senior Secured Notes due 2019.  The proceeds from this issuance were used to repurchase $50 million of Senior Notes due 2013, with the remaining amount being used for other general corporate purposes.

•
Entered into a Second Amended and Restated Credit Agreement with its lenders, which extended the asset-based revolving credit facility and favorably amended certain covenants and subsequently initiated a draw of $160 million under the Second Amended and Restated Credit Agreement.

•	Completed sales of certain non-strategic businesses and assets and received $94 million of cash.

Approximately 5% of the Company’s 2010 annual revenues were generated in Japan.  In March 2011, a major earthquake occurred off the coast of Japan, triggering a tsunami that caused widespread damage to the country’s infrastructure.  The Company's assets in Japan were not materially damaged by these events.  The aftermath of this natural disaster impacted the Company's supply chain, customers, and suppliers, primarily within Prepress Solutions.  However, the Company believes that the impact on suppliers and components used in products that are sold globally has been largely mitigated.

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

Prior period segment results have been revised to reflect this change.

Net Sales from Continuing Operations by Reportable Segment

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)			%	Foreign Currency				Foreign Currency
	2011	2010	Change	Impact*	2011	2010	Change	Impact*
Consumer Digital Imaging Group
Inside the U.S.	$186	$430	-57%	0%	$523	$1,369	-62%	0%
Outside the U.S.	222	234	-5	+4	619	617	0	+5
Total Consumer Digital Imaging Group	408	664	-39	+2	1,142	1,986	-42	+1

Graphic Communications Group
Inside the U.S.	173	220	-21	0	550	599	-8	0
Outside the U.S.	492	439	+12	+7	1,425	1,317	+8	+7
Total Graphic Communications Group	665	659	+1	+5	1,975	1,916	+3	+5

Film, Photofinishing and Entertainment Group
Inside the U.S.	119	129	-8	0	323	413	-22	0
Outside the U.S.	270	304	-11	+5	829	910	-9	+4
Total Film, Photofinishing and Entertainment Group	389	433	-10	+3	1,152	1,323	-13	+3

Consolidated
Inside the U.S.	478	779	-39	0	1,396	2,381	-41	0
Outside the U.S.	984	977	+1	+6	2,873	2,844	+1	+5
Consolidated Total	$1,462	$1,756	-17%	+3%	$4,269	$5,225	-18%	+3%

*	Represents the percentage point change in segment net sales for the period that is attributable to foreign currency fluctuations

(Loss) Earnings from Continuing Operations Before Interest Expense, Other Income (Charges), Net and Income Taxes by Reportable Segment and All Other

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2011	2010	Change	2011	2010	Change

Consumer Digital Imaging Group	$(90)	$67	-234%	$(350)	$345	-201%
Graphic Communications Group	(55)	(35)	-57%	(171)	(92)	-86%
Film, Photofinishing and Entertainment Group	15	28	-46%	2	86	-98%
All Other	(1)	(1)	0%	(1)	(2)	50%
Total	$(131)	$59	-322%	$(520)	$337	-254%
Percent of Sales	(9)%	3%		(12)%	6%

Restructuring costs, rationalization and other	(18)	(29)		(89)	(54)
Corporate components of pension and OPEB (expense) income	(13)	25		(25)	73
Other operating (expenses) income, net	(12)	3		59	1
Legal contingencies and settlements	-	-		-	(10)
Loss on early extinguishment of debt, net	-	-		-	(102)
Interest expense	(41)	(38)		(117)	(117)
Other income (charges), net	(7)	8		2	4
Consolidated (loss) earnings from continuing operations before income taxes	$(222)	$28	-892%	$(690)	$132	-623%

2011 COMPARED WITH 2010

Third Quarter and Year to Date

RESULTS OF OPERATIONS – CONTINUING OPERATIONS

CONSOLIDATED

(dollars in millions)	Three Months Ended					Nine Months Ended
	September 30,					September 30,
	2011	% of Sales	2010	% of Sales	% Change	2011	% of Sales	2010	% of Sales	% Change

Net sales	$1,462		$1,756		-17%	$4,269		$5,225		-18%
Cost of sales	1,255		1,282		-2%	3,726		3,655		2%
Gross profit	207	14%	474	27%	-56%	543	13%	1,570	30%	-65%
Selling, general and administrative expenses	284	19%	313	18%	-9%	884	21%	935	18%	-5%
Research and development costs	68	5%	82	5%	-17%	214	5%	241	5%	-11%
Restructuring costs, rationalization and other	17		24		-29%	79		48		65%
Other operating expenses (income), net	12		(3)		-500%	(59)		(1)		5800%
(Loss) earnings from continuing operations before interest expense, other income (charges), net and income taxes	(174)	-12%	58	3%	-400%	(575)	-13%	347	7%	-266%
Interest expense	41		38		8%	117		117		0%
Loss on early extinguishment of debt, net	-		-			-		102
Other income (charges), net	(7)		8			2		4		-50%
(Loss) earnings from continuing operations before income taxes	(222)		28		-893%	(690)		132		-623%
Provision (benefit) for income taxes	-		71			(40)		223
Loss from continuing operations	(222)	-15%	(43)	-2%	-416%	(650)	-15%	(91)	-2%	-614%
Earninigs (loss) from discontinued operations, net of income taxes	-		-			3		(1)		400%
NET LOSS ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$(222)		$(43)		-416%	$(647)		$(92)		-603%

	Three Months Ended
	September 30,		Percent Change vs. 2010
	2011 Amount	Change vs. 2010	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net sales	$1,462	-17%	-7%	-13%	3%	n/a

Gross profit margin	14%	-13pp	n/a	-10pp	1pp	-4pp

	Nine Months Ended
	September 30,		Percent Change vs. 2010
	2011 Amount	Change vs. 2010	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net sales	$4,269	-18%	-4%	-18%	4%	n/a

Gross profit margin	13%	-17pp	n/a	-15pp	1pp	-3pp

Revenues

Current Quarter
For the three months ended September 30, 2011, net sales decreased approximately 17% compared with the same period in 2010 due to a decline in the CDG segment (-15%) primarily driven by the prior year non-recurring intellectual property licensing agreement as discussed below.  Also contributing to the decline were industry-related volume declines within the FPEG segment (-4%), and volume declines within Digital Capture and Devices (-4%) in the CDG segment, due to the continued focus on improved profitability versus revenue growth.  Partially offsetting these decreases were volume increases within Consumer Inkjet Systems (+2%) in the CDG segment.  The volume increases experienced by the Company outpaced the consumer printing industry, which management believes is reflective of how the Company’s value proposition continues to resonate with customers.

Included in revenues for the three months ended September 30, 2010 was a non-recurring intellectual property licensing agreement in the CDG segment.  This licensing agreement contributed approximately $210 million to revenues in the third quarter of 2010.  There were no non-recurring intellectual property licensing agreements in the CDG segment in the current year period.  In July 2011, the Company announced that it is exploring strategic alternatives, including a potential sale, related to its digital imaging patent portfolios.  As this process proceeds, the Company will continue to pursue its patent licensing program as well as all litigation related to its digital imaging patents.

Year to Date
For the nine months ended September 30, 2011, net sales decreased approximately 18% compared with the same period in 2010 due to a decline in the CDG segment (-16%) primarily driven by lower revenue from non-recurring intellectual property licensing agreements, as discussed below.  Also contributing to the decrease in net sales were industry-related volume declines within the FPEG segment (-4%), and volume declines within Digital Capture and Devices (-2%) in the CDG segment, due to the participation choices noted above.  Partially offsetting these decreases were volume increases within Consumer Inkjet Systems (+2%) in the CDG segment.  The volume increases experienced by the Company outpaced the consumer printing industry, which management believes is reflective of how the Company’s value proposition continues to resonate with customers.

Included in revenues for the nine months ended September 30, 2010 were non-recurring intellectual property licensing agreements in the CDG segment.  These licensing agreements contributed approximately $760 million to revenues in the nine months ended September 30, 2010.  There were no non-recurring intellectual property licensing agreements in the CDG segment in the current year period.

Gross Profit

Current Quarter
The decrease in gross profit margin for the three months ended September 30, 2011 as compared with the prior year quarter was driven by unfavorable price/mix within the CDG segment (-10pp), primarily due to the decrease in revenue from the non-recurring intellectual property licensing agreement as discussed below.  Also contributing to the decline in gross profit margin were higher commodity-related costs (-4pp), primarily within the FPEG segment related to silver.

Included in gross profit for the prior year quarter was a non-recurring intellectual property licensing agreement in the CDG segment.  This licensing agreement contributed approximately $210 million to gross profit in the prior year quarter.  There were no non-recurring intellectual property licensing agreements in the CDG segment in the current year period.

Year to Date
The decrease in gross profit margin for the nine months ended September 30, 2011 as compared with the prior year period was driven by unfavorable price/mix within the CDG segment (-14pp), largely due to the decrease in revenue from the non-recurring intellectual property agreements as discussed below.  Also contributing to the decline in gross profit margin were higher commodity-related costs (-4pp), primarily within the FPEG segment related to silver.  Partially offsetting these declines were ongoing cost improvements within the CDG segment (+2pp).

Included in gross profit in the prior year nine-month period were non-recurring intellectual property licensing agreements in the CDG segment.  These licensing agreements contributed approximately $760 million to gross profit in the nine months ended September 30, 2010.  There were no non-recurring intellectual property licensing agreements in the CDG segment in the current year period.

Selling, General and Administrative Expenses

The decreases in consolidated selling, general and administrative expenses (SG&A) for the three and nine months ended September 30, 2011 as compared with the prior year periods were primarily attributable to decreases in advertising expense for the current quarter and year-to-date periods, particularly in the CDG segment.

Research and Development Costs

The decreases in consolidated research and development (R&D) costs for the three and nine months ended September 30, 2011 as compared with the prior year periods were primarily due to the continued rationalization and refocusing of investments.

Restructuring Costs, Rationalization and Other

These costs, as well as the restructuring and rationalization-related costs reported in Cost of sales, are discussed under the "RESTRUCTURING COSTS, RATIONALIZATION AND OTHER" section.

Other Operating Expenses (Income), Net

Current Quarter
The change in Other operating expenses (income), net for the three months ended September 30, 2011 is primarily due to the goodwill impairment charge of $8 million recorded during the current quarter.

Year to Date
The change in Other operating expenses (income), net for the nine months ended September 30, 2011 primarily reflects a gain of approximately $62 million related to the sale of CMOS image sensor patents and patent applications in the first quarter of 2011.

Loss on Early Extinguishment of Debt, Net

On March 5, 2010, the Company issued $500 million of aggregate principal amount of 9.75% senior secured notes due March 1, 2018.  The net proceeds of this issuance were used to repurchase all $300 million of the 10.5% senior secured notes due 2017 and $200 million of 7.25% senior notes due 2013 (collectively, the “Notes”).  The Company recognized a net loss of $102 million on the early extinguishment of the Notes in the first three quarters of 2010, representing the difference between the carrying values of the Notes and the costs to repurchase.

Income Tax Provision (Benefit)

(dollars in millions)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
(Loss) earnings from continuing operations before income taxes	$(222)	$28	$(690)	$132
Provision (benefit) for income taxes	$0	$71	$(40)	$223
Effective tax rate	0.0%	253.6%	5.8%	168.9%

Current Quarter
The change in the Company’s effective tax rate from continuing operations for the quarter is primarily attributable to: (1) a benefit as a result of the Company reaching a settlement with a taxing authority in a location outside the U.S. in the three months ended September 30, 2011, (2) withholding taxes related to a non-recurring licensing agreement entered into in the three months ended September 30, 2010, (3) losses generated in the U.S. and certain jurisdictions outside the U.S. for which no benefit was recognized due to management’s conclusion that it was more likely than not that the tax benefits would not be realized, (4)  a provision associated with legislative tax rate changes in a jurisdiction outside the U.S. in the three months ended September 30, 2011, (5) a provision related to withholding taxes on undistributed earnings in the three months ended September 30, 2011, and (6) the mix of earnings from operations in certain jurisdictions outside the U.S. in the three months ended September 30, 2010.

Year to Date
The change in the Company’s effective tax rate from continuing operations for the nine months ended September 30, 2011 is primarily attributable to: (1) a benefit associated with the U.S. Internal Revenue Service federal audit settlement for calendar years 2001 through 2005 in the nine months ended September 30, 2011, (2) withholding taxes related to non-recurring licensing agreements entered into in the nine months ended September 30, 2010, (3) a benefit as a result of the Company reaching a settlement with a taxing authority in a location outside the U.S. in the nine months ended September 30, 2011, (4) tax accounting impacts related to items reported in Accumulated other comprehensive loss in the nine months ended September 30, 2011, (5) a benefit associated with the release of a deferred tax asset valuation allowance in a jurisdiction outside of the U.S. in the nine months ended September 30, 2011, (6) a provision related to withholding taxes on undistributed earnings in the nine months ended September 30, 2011, (7) losses generated in the U.S. and certain jurisdictions outside the U.S. for which no benefit was recognized due to management’s conclusion that it was more likely than not that the tax benefits would not be realized, (8) a provision associated with the establishment of a deferred tax asset valuation allowance outside the U.S. in the nine months ended September 30, 2011, (9) a provision associated with legislative tax rate changes in a jurisdiction outside the U.S. in the nine months ended September 30, 2011, (10) the mix of earnings from operations in certain jurisdictions outside the U.S. in the nine months ended September 30, 2010, and (11) other changes in audit reserves and settlements.

CONSUMER DIGITAL IMAGING GROUP

(dollars in millions)	Three Months Ended					Nine Months Ended
	September 30,					September 30,
	2011	% of Sales	2010	% of Sales	% Change	2011	% of Sales	2010	% of Sales	% Change

Net sales	$408		$664		-39%	$1,142		$1,986		-42%
Cost of sales	364		419		-13%	1,061		1,124		-6%
Gross profit	44	11%	245	37%	-82%	81	7%	862	43%	-91%
Selling, general and administrative expenses	102	25%	132	20%	-23%	327	29%	384	19%	-15%
Research and development costs	32	8%	46	7%	-30%	104	9%	133	7%	-22%
(Loss) earnings from continuing operations before interest expense, other income (charges), net and income taxes	$(90)	-22%	$67	10%	-234%	$(350)	-31%	$345	17%	-201%

	Three Months Ended
	September 30,		Percent Change vs. 2010
	2011 Amount	Change vs. 2010	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net sales	$408	-39%	-6%	-34%	1%	n/a

Gross profit margin	11%	-26pp	n/a	-32pp	2pp	4pp

	Nine Months Ended
	September 30,		Percent Change vs. 2010
	2011 Amount	Change vs. 2010	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net sales	$1,142	-42%	-2%	-42%	2%	n/a

Gross profit margin	7%	-36pp	n/a	-45pp	2pp	7pp

Revenues

Current Quarter
CDG’s third quarter revenue decline of approximately 39% was primarily attributable to unfavorable price/mix, driven by a decrease in non-recurring intellectual property licensing revenue (-32%).  Also contributing to the decline were lower volumes in Digital Capture and Devices (-10%), largely reflective of the focus on improved profitability versus revenue growth. Partially offsetting these declines were volume improvements in Consumer Inkjet Systems (+4%).  Total revenues for Consumer Inkjet Systems grew 39% from the prior year quarter.  The volume increases experienced by the Company outpaced the consumer printing industry, which management believes is reflective of how the Company’s value proposition continues to resonate with customers.

Included in revenues for the three months ended September 30, 2010 was a non-recurring intellectual property licensing agreement within Digital Capture and Devices.  This licensing agreement contributed approximately $210 million to revenues in the third quarter of 2010.  There were no non-recurring intellectual property licensing agreements within Digital Capture and Devices in the current year period.  In July 2011, the Company announced that it is exploring strategic alternatives, including a potential sale, related to its digital imaging patent portfolios.  As this process proceeds, the Company will continue to pursue its patent licensing program as well as all litigation related to its digital imaging patents.

Year to Date
CDG’s year-to-date revenue decline of approximately 42% was primarily attributable to unfavorable price/mix in Digital Capture and Devices, driven by a decrease in non-recurring intellectual property royalty revenues (-38%) and competitive pricing pressures for digital cameras (-2%).  Also contributing to the decline were lower volumes in Digital Capture and Devices (-6%), largely reflective of the focus on improved profitability versus revenue growth.  Partially offsetting these declines were higher volumes within Consumer Inkjet Systems (+5%), due to positive customer response as noted above.  Total revenues for Consumer Inkjet Systems grew 45% from the prior year period.  The volume increases experienced by the Company outpaced the consumer printing industry, which management believes is reflective of how the Company’s value proposition continues to resonate with customers.

Included in revenues for the prior year nine-month period were non-recurring intellectual property licensing agreements within Digital Capture and Devices.  These licensing agreements contributed approximately $760 million of revenues in the nine months ended September 30, 2010.  There were no non-recurring intellectual property licensing agreements within Digital Capture and Devices in the current year period.

Gross Profit

Current Quarter
The decrease in gross profit margin for the quarter was primarily the result of unfavorable price/mix within Digital Capture and Devices, driven by lower non-recurring intellectual property royalty revenues (-29pp), as discussed below.  These declines were partially offset by ongoing cost improvements within Consumer Inkjet Systems (+5pp) due to improved quality and component cost reductions.

Included in gross profit for the prior year quarter was a non-recurring intellectual property licensing agreement within Digital Capture and Devices.  This licensing agreement contributed approximately $210 million to gross profit in the prior year quarter.  There were no non-recurring intellectual property licensing agreements within Digital Capture and Devices in the current year period.

Year to Date
The decrease in gross profit margin for the nine-month period was primarily the result of unfavorable price/mix within Digital Capture and Devices, driven by lower non-recurring intellectual property royalty revenues (-35pp).  Additionally, unfavorable price/mix due to competitive pricing pressures within Digital Capture and Devices, (-2pp), and for printers within Consumer Inkjet Systems (-2pp), contributed to the decline.  These declines were partially offset by ongoing cost improvements within Consumer Inkjet Systems (+6pp) due to improved quality and component cost reductions.

Included in gross profit for the prior year nine-month period were non-recurring intellectual property licensing agreements within Digital Capture and Devices.  These licensing agreements contributed approximately $760 million to gross profit in the nine months ended September 30, 2010.  There were no non-recurring intellectual property licensing agreements within Digital Capture and Devices in the current year period.

Selling, General and Administrative Expenses

The decreases in SG&A for the three and nine months ended September 30, 2011 as compared with the prior year periods were primarily attributable to decreases in advertising expense for the current year.

Research and Development Costs

The decreases in R&D costs for the three and nine months ended September 30, 2011 as compared with the prior year periods were primarily due to the continued rationalization and refocusing of investments.

GRAPHIC COMMUNICATIONS GROUP

(dollars in millions)	Three Months Ended					Nine Months Ended
	September 30,					September 30,
	2011	% of Sales	2010	% of Sales	% Change	2011	% of Sales	2010	% of Sales	% Change

Net sales	$665		$659		1%	$1,975		$1,916		3%
Cost of sales	547		511		7%	1,611		1,460		10%
Gross profit	118	18%	148	22%	-20%	364	18%	456	24%	-20%
Selling, general and administrative expenses	136	20%	141	21%	-4%	421	21%	428	22%	-2%
Research and development costs	37	6%	42	6%	-12%	114	6%	120	6%	-5%
Loss from continuing operations before interest expense, other income (charges), net and income taxes	$(55)	-8%	$(35)	-5%	-57%	$(171)	-9%	$(92)	-5%	-86%

	Three Months Ended
	September 30,		Percent Change vs. 2010
	2011 Amount	Change vs. 2010	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net sales	$665	1%	0%	-4%	5%	n/a

Gross profit margin	18%	-4pp	n/a	-3pp	0pp	-1pp

	Nine Months Ended
	September 30,		Percent Change vs. 2010
	2011 Amount	Change vs. 2010	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net sales	$1,975	3%	2%	-3%	4%	n/a

Gross profit margin	18%	-6pp	n/a	-1pp	0pp	-5pp

Revenues

Current Quarter
The increase in GCG net sales of approximately 1% for the quarter was driven by the impact of favorable foreign exchange (+5%), and volume increases in Prepress Solutions (+2%), primarily due to continued growth in Flexcel NX packaging solutions.  Partially offsetting these increases was unfavorable price/mix in Prepress Solutions (-3%), largely due to continued pricing pressures within the industry, and Business Services and Solutions (-1%), primarily due to mix related to document scanning equipment and related services. In addition, volume declines in Digital Printing Solutions (-1%) were driven by decreased sales of VL systems in the current year period as compared with the prior year.

Year to Date
The increase in GCG net sales of approximately 3% for the nine months ended September 30, 2011 was primarily driven by the impact of favorable foreign exchange (+4%), and volume increases in Prepress Solutions (+2%).  The growth in Prepress Solutions was largely due to increased print demand in emerging markets and continued growth in Flexcel NX packaging solutions.  Partially offsetting these increases was unfavorable price/mix in Prepress Solutions (-3%) largely due to pricing pressures within the industry.

Gross Profit

Current Quarter
The decrease in GCG gross profit margin for the quarter was due to increased manufacturing and other costs within Digital Printing Solutions (-2pp), largely attributable to continuing start-up costs associated with the stabilization of the PROSPER printing systems.  In addition, higher costs within Prepress Solutions, attributable to increased aluminum costs (-2pp), as well as unfavorable price/mix in Prepress Solutions (-2pp), largely due to pricing pressures within the industry, also contributed to the decline.  Partially offsetting these declines were manufacturing cost improvements within Prepress Solutions (+1pp) and Business Services and Solutions (+1pp).

Year to Date
The decrease in GCG gross profit margin for the nine months ended September 30, 2011 was driven by higher manufacturing and other costs (-5pp), primarily due to increased costs in Digital Printing Solutions (-3pp), attributable to continuing start-up costs associated with the stabilization of the PROSPER printing systems, and higher costs in Prepress Solutions (-1pp), driven by increased distribution and aluminum costs.

FILM, PHOTOFINISHING AND ENTERTAINMENT GROUP

(dollars in millions)	Three Months Ended					Nine Months Ended
	September 30,					September 30,
	2011	% of Sales	2010	% of Sales	% Change	2011	% of Sales	2010	% of Sales	% Change

Net sales	$389		$433		-10%	$1,152		$1,323		-13%
Cost of sales	330		352		-6%	1,011		1,072		-6%
Gross profit	59	15%	81	19%	-27%	141	12%	251	19%	-44%
Selling, general and administrative expenses	41	11%	48	11%	-15%	130	11%	149	11%	-13%
Research and development costs	3	1%	5	1%	-40%	9	1%	16	1%	-44%
Earnings from continuing operations before interest expense, other income (charges), net and income taxes	$15	4%	$28	6%	-46%	$2	0%	$86	7%	-98%

	Three Months Ended
	September 30,		Percent Change vs. 2010
	2011 Amount	Change vs. 2010	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net sales	$389	-10%	-18%	4%	4%	n/a

Gross profit margin	15%	-4pp	n/a	5pp	1pp	-10pp

	Nine Months Ended
	September 30,		Percent Change vs. 2010
	2011 Amount	Change vs. 2010	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net sales	$1,152	-13%	-14%	-1%	2%	n/a

Gross profit margin	12%	-7pp	n/a	-1pp	1pp	-7pp

Revenues

Current Quarter
The decrease in net sales for FPEG for the quarter was attributable to industry-related volume declines (-18%).  Partially offsetting these declines was favorable price/mix, primarily due to pricing actions (+6%) implemented to mitigate rising commodity costs, primarily related to silver.

Year to Date
The decrease in net sales for FPEG for the nine months ended September 30, 2011 was primarily attributable to industry-related volume declines (-14%) and unfavorable price/mix (-1%), which is attributable to favorable pricing actions (+3%) in the current period, largely offset by price/mix declines in the segment in the first half of the year (-4%) due to competitive pricing pressures.

Gross Profit

Current Quarter
The decrease in gross profit margin for FPEG was driven by higher commodity costs (-12pp), due primarily to higher silver costs in the current quarter as compared with the previous year period.  Partially offsetting these declines was favorable price/mix (+5pp), due to pricing actions implemented to mitigate rising commodity costs as noted above.

Year to Date
The decrease in gross profit margin for FPEG for the nine months ended September 30, 2011 was driven by higher commodity costs (-11pp), due primarily to higher silver costs in the current quarter as compared with the previous year period.  Partially offsetting theis decline was a benefit related to the change in useful life (+2pp).

Selling, General and Administrative Expenses

The declines in SG&A expenses for FPEG for the three and nine months ended September 30, 2011 were primarily attributable to the results of focused cost reduction actions.

RESTRUCTURING COSTS, RATIONALIZATION AND OTHER

The Company recognizes the need to continually rationalize its workforce and streamline its operations in the face of ongoing business and economic changes.

The Company recorded $18 million of charges, including $1 million for accelerated depreciation which was reported in Cost of sales in the accompanying Consolidated Statement of Operations for the three months ended September 30, 2011.  The Company recorded $89 million of charges, including $9 million of charges for accelerated depreciation and $1 million of charges for inventory write-downs which were reported in Cost of sales in the accompanying Consolidated Statement of Operations for the nine months ended September 30, 2011.  The remaining costs incurred of $17 million and $79 million were reported as Restructuring costs, rationalization and other in the accompanying Consolidated Statement of Operations for the three and nine months ended September 30, 2011, respectively.  The severance and exit costs reserves require the outlay of cash, while long-lived asset impairments, accelerated depreciation and inventory write-downs represent non-cash items.

During the three and nine months ended September 30, 2011, the Company made cash payments related to restructuring and rationalization of approximately $16 million and $52 million, respectively.

The charges of $18 million recorded in the three months ended September 30, 2011 included $10 million applicable to FPEG, $4 million applicable to GCG, $1 million applicable to CDG, and $3 million that was applicable to manufacturing, research and development, and administrative functions, which are shared across all segments.  The charges of $89 million recorded in the nine months ended September 30, 2011 included $39 million applicable to FPEG, $19 million applicable to GCG, $5 million applicable to CDG, and $26 million that was applicable to manufacturing, research and development, and administrative functions, which are shared across all segments.

The restructuring actions implemented in the third quarter of 2011 are expected to generate future annual cash savings of approximately $16 million.  These savings are expected to reduce future annual Cost of sales, SG&A, and R&D expenses by $9 million, $6 million, and $1 million, respectively.  The Company began realizing a portion of these savings in the third quarter of 2011, and expects the majority of the annual savings to be in effect by the end of 2011 as actions are completed.

The restructuring actions implemented in the first three quarters of 2011 are expected to generate future annual cash savings of approximately $83 million.  These savings are expected to reduce future annual Cost of sales, SG&A, and R&D expenses by $43 million, $32 million, and $8 million, respectively.  The Company began realizing a portion of these savings in the first half of 2011, and expects the majority of the annual savings to be in effect by the end of 2011 as actions are completed.

LIQUIDITY AND CAPITAL RESOURCES

	September 30,	December 31,
(in millions)	2011	2010

Cash and cash equivalents	$862	$1,624

Cash Flow Activity

	Nine Months Ended
(in millions)	September 30,
	2011	2010	Change
Cash flows from operating activities:
Net cash used in continuing operations	(1,028)	(504)	$(524)
Net cash used in discontinued operations	(10)	-	(10)
Net cash used in operating activities	(1,038)	(504)	(534)

Cash flows from investing activities:
Net cash used in investing activities	(40)	(64)	24

Cash flows from financing activities:
Net cash provided by (used in) financing activities	301	(63)	364

Effect of exchange rate changes on cash	15	4	11

Net decrease in cash and cash equivalents	$(762)	$(627)	$(135)

Operating Activities

Net cash used in operating activities increased $534 million for the nine months ended September 30, 2011 as compared with the corresponding period in 2010.  Cash received for non-recurring licensing arrangements, net of applicable withholding taxes, was $426 million lower in the first three quarters of 2011 as compared with the corresponding period in 2010.  Additionally, the annual contribution payment of $58 million to the U.K. pension plan was made in the second quarter of 2011, but was a fourth quarter payment in 2010.

Investing Activities

Net cash used in investing activities decreased $24 million for the nine months ended September 30, 2011 as compared with the nine months ended September 30, 2010, due primarily to the increase in proceeds from sales of businesses/assets of $77 million, partially offset by cash used for a business acquisition of $27 million and the funding of a restricted cash account of $22 million with no such cash usage in the prior year.

Financing Activities

Net cash provided by financing activities increased $364 million for the nine months ended September 30, 2011 as compared with the corresponding period in 2010 primarily due to the first quarter net borrowing of approximately $200 million and the third quarter draw on the Company’s Credit Facility, as defined below, of $160 million.  Refer to discussion below for more details on current period financing activities.

Sources of Liquidity

The Company has been using cash generated from operations, including intellectual property licensing, and the sale of non-core assets to fund its investment in the consumer and commercial inkjet businesses and its transformation from a traditional film manufacturing company to a digital technology company.  The Company faces an uncertain business environment and a number of substantial challenges, including the level of investment necessary to support growth in its consumer and commercial inkjet businesses, historically high commodity costs, aggressive price competition, secular decline in the Company’s traditional film businesses, the cost to restructure the Company to enable sustainable profitability, underfunded and unfunded defined benefit and other postretirement benefit plans, and short-term uncertainty relating to certain of the Company’s intellectual property licensing activities pending the outcome of the infringement litigation against Apple Inc. and Research in Motion Ltd. before the International Trade Commission.  The Company is actively addressing these challenges through a variety of means, including hedge strategies and re-pricing and/or indexing of contracts related to commodity pricing, and the introduction of differentiated products.  Additionally, in July, 2011, the Company announced that it is exploring strategic alternatives, including a potential sale, related to its digital imaging patent portfolios.  As this process proceeds, the Company will continue to pursue its patent licensing program as well as all litigation related to its digital imaging technology.  A sale of the Company’s digital imaging patent portfolios, which would accelerate the monetization of the digital imaging patent portfolios that has been implemented largely through licensing transactions, could result in the cessation of license revenue related to these patents.

During the nine months ended September 30, 2011 the Company has supplemented cash on hand with additional debt to fund operations, while pursuing asset sales, intellectual property licenses, and a sale of, or other strategic alternative with, its digital imaging patent portfolio.  On March 15, 2011, the Company issued $250 million of aggregate principal amount of senior secured notes due March 15, 2019 (2019 Senior Secured Notes), $50 million of which was used to repurchase debt that was due in 2013.  Due to higher than forecasted operating losses, delays in completing planned asset sales and the uncertainty noted above, the Company initiated a draw of $160 million under the Second Amended and Restated Credit Agreement (Second Amended Credit Agreement) on September 23, 2011.

The Company has no financial covenants related to its debt, other than a fixed charge coverage ratio covenant in the Second Amended Credit Agreement.  That fixed charge coverage ratio covenant is only applicable if the Company’s borrowing base formula, as stipulated by the agreement, falls below a specified threshold.  As of September 30, 2011 the borrowing base formula is in excess of the specified threshold, and therefore the covenant is not applicable.  Based on the Company’s current financial forecasts it is reasonably likely that the Company, in the fourth quarter of 2011, will need to repay approximately $50 million of its existing borrowings under the Second Amended and Restated Credit agreement to maintain excess availability above this threshold.

Cash and cash equivalents are held in various locations throughout the world.  At December 31, 2010 and September 30, 2011, approximately $580 million and $230 million, respectively, of cash and cash equivalents were held within the U.S.  During the nine month period ended September 30, 2011 approximately $310 million of cash was repatriated, or loaned, from foreign subsidiaries to the U.S., net of loans and repayments of loans to foreign subsidiaries, at an incremental cash tax cost of $4 million.  The Company utilizes a variety of tax planning and financing strategies in an effort to ensure that cash is available in locations where it is needed; however, as of September 30, 2011 cash balances held outside of the U.S. are generally required to support local country operations and are therefore not available for operations in other jurisdictions.  Additionally, in China, where approximately $320 million in cash and cash equivalents was held as of September 30, 2011,  there are limitations related to net asset balances that impact the ability to make cash available to other jurisdictions in the world.  The Company plans to meet its current U.S. liquidity needs through existing cash balances, operating earnings from foreign subsidiaries, including Chinese subsidiaries, when available, proceeds from planned sales of businesses and assets, and through monetization of its digital imaging patent portfolio.

As opportunities arise the Company may seek to incur new debt.  The Company is exploring first lien financing arrangements to supplement or replace its existing first lien facilities that would result in up to approximately $500 million of incremental liquidity.  Under the Company’s borrowing arrangements, additional debt can be incurred to support its ongoing operational needs, subject to certain restrictions and limitations.  The Company’s ability to access debt markets depends on multiple factors, including the economic environment, the Company’s operating performance, and the Company’s credit ratings.  The Company can provide no assurance that it will be able to access debt markets on favorable or acceptable terms and no decision has been reached on whether to pursue any particular financing strategy.

If the Company is unable to sell its digital imaging patent portfolio at an appropriate price, it will pursue additional licensing opportunities related to that patent portfolio.  Additionally, if liquidity needs require, the Company could slow its rate of investment in its digital growth initiatives and/or pursue the sale of certain of its cash generating businesses that have leading market positions in large markets.  The Company’s ability to continue its operations, including the Company's ability to fund working capital, capital investments, scheduled interest and debt repayments, restructuring payments, and employee benefit plan payments or required plan contributions, within the next twelve months is dependent upon the ability to monetize its digital imaging patent portfolio through a sale or licensing of the relevant patents and/or the successful execution of the alternative actions, which could include the issuance of additional debt, listed above.  There is uncertainty regarding whether the Company can, and the Company can provide no assurance that it will, successfully execute the actions listed above.

Liens on assets under the Company’s borrowing arrangements are not expected to affect the Company’s strategy of divesting non-core assets.

Second Amended and Restated Credit Agreement

On April 26, 2011, the Company and its subsidiary, Kodak Canada, Inc. (together the “Borrowers”), together with the Company’s U.S. subsidiaries as guarantors (Guarantors), entered into a Second Amended Credit Agreement, with the named lenders (Lenders) and Bank of America, N.A. as administrative agent, in order to amend and extend its Amended and Restated Credit Agreement dated as of March 31, 2009, as amended (Amended Credit Agreement).

The Second Amended Credit Agreement provides for an asset-based Canadian and U.S. revolving credit facility (Credit Facility) of $400 million ($370 million in the U.S. and $30 million in Canada).  Additionally, up to $125 million of the Company’s and its subsidiaries’ obligations to Lenders under treasury management services, hedge or other agreements or arrangements are secured by the collateral under the Credit Facility.  The Credit Facility can be used for ongoing working capital and other general corporate purposes.  The termination date of the Credit Facility is the earlier of (a) April 26, 2016 or (b) August 17, 2013, to the extent that the 2013 Notes have not been redeemed, defeased or otherwise satisfied by that date.

Advances under the Second Amended Credit Agreement are available based on the Borrowers’ respective borrowing base from time to time.  The borrowing base is calculated based on designated percentages of eligible accounts receivable, inventory, and machinery and equipment, subject to applicable reserves.  As of September 30, 2011, based on this borrowing base calculation and after deducting the face amount of letters of credit outstanding of $96 million, $66 million of collateral to secure other banking arrangements and $160 million of outstanding borrowings under the agreement, the Company had $126 million available to borrow.

Under the terms of the Credit Facility, the Company has agreed to certain affirmative and negative covenants customary in similar asset-based lending facilities.  In the event the Company’s excess availability under the Credit Facility borrowing base formula falls below the greater of (a) $40 million or (b) 12.5% of the commitments under the Credit Facility at any time (Trigger), among other things, the Company must maintain a fixed charge coverage ratio of not less than 1.1 to 1.0 until the excess availability is greater than the Trigger for 30 consecutive days.  As of September 30, 2011, the Company’s fixed charge coverage ratio was less than 1.1 to 1.0; however, as of September 30, 2011, excess availability was greater than the Trigger by $76 million.  It is the Company’s intent to repay its borrowings, as necessary, under the Credit Facility to avoid falling below the required threshold.  It is anticipated that the Company will repay approximately $50 million during the fourth quarter of 2011, using available cash on hand.  The negative covenants limit, under certain circumstances, among other things, the Company’s ability to incur additional debt or liens, make certain investments, make shareholder distributions or prepay debt, except as permitted under the terms of the Second Amended Credit Agreement.  The Company was in compliance with all covenants under the Credit Facility as of September 30, 2011.

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

In addition to the Second Amended Credit Agreement, the Company has other committed and uncommitted lines of credit as of September 30, 2011 totaling $14 million and $79 million, respectively.  These lines primarily support operational and borrowing needs of the Company’s subsidiaries, which include term loans, overdraft coverage, revolving credit lines, letters of credit, bank guarantees and vendor financing programs.  Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market conditions.  As of September 30, 2011, usage under these lines was approximately $25 million all of which were supporting non-debt related obligations.

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

Upon issuance of the 2019 Senior Secured Notes, the Company received proceeds of $247 million ($250 million aggregate principal less $3 million stated discount).  The proceeds were used to repurchase $50 million of the 7.25% Senior Notes due 2013 with the remaining amount being used for other general corporate purposes.

The Indenture contains covenants limiting, among other things, the Company’s ability and the ability of the Company’s restricted subsidiaries (as defined in the Indenture) to (subject to certain exceptions and qualifications): incur additional debt or issue certain preferred stock; pay dividends or make distributions in respect of capital stock or make other restricted payments; make principal payments on, or purchase or redeem subordinated indebtedness prior to any scheduled principal payment or maturity; make certain investments; sell certain assets; create liens on assets; consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s and its subsidiaries’ assets; enter into certain transactions with affiliates; and designate the Company’s subsidiaries as unrestricted subsidiaries.  The Company was in compliance with these covenants as of September 30, 2011.

Refer to Note 5, “Short-Term Borrowings and Long-Term Debt,” in the Notes to Financial Statements for additional information about the Company’s credit facilities and other banking arrangements.

Credit Quality

Moody's and Standard & Poor’s (S&P) ratings for the Company, including their outlooks, as of the filing date of this Form 10-Q are as follows:

			Senior		Most
	Corporate	Secured	Unsecured		Recent
	Rating	Rating	Rating	Outlook	Update

Moody's	Caa2	B3	Caa3	Negative	Sept. 27, 2011
S&P	CCC	CCC	CC	Negative	March 25, 2011

On September 27, 2011, Moody’s downgraded all of its debt ratings for the Company, citing ongoing weakness in the Company’s core business operations.  This downgrade was triggered by the Company’s decision to draw down $160 million from its $400 million secured revolving credit line on September 23, 2011.  The ratings firm lowered the Company’s Corporate credit rating to Caa2 from Caa1, and its Senior Unsecured rating to Caa3 from Caa2.  In addition, Moody’s lowered the Company’s Secured rating to B3 from B1.  Moody’s outlook on the Company’s ratings remains negative.

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

On March 9, 2011, Moody’s issued a B1 rating on the Company’s 2019 Senior Secured Notes.

The Company does not have any rating downgrade triggers that would accelerate the maturity dates of its debt.  However, the Company could be required to increase the dollar amount of its letters of credit or provide other financial support up to an additional $4 million at the current credit ratings.  As of the filing date of this Form 10-Q, the Company has not materially increased its letters of credit or other financial support.  Downgrades in the Company’s credit rating or disruptions in the capital markets could impact borrowing costs and the nature of its funding alternatives.

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

The amount of potential future contributions is dependent on the funding status of the Plan as it fluctuates over the term of the guarantee.  The funded status of the Plan may be materially impacted by future changes in the key assumptions used in the valuation of the Plan, particularly the discount rate and expected rate of return on plan assets.  A funding valuation and funding plan is required to be submitted to and approved by the United Kingdom Pension Regulator every three years.  The 2010 funding valuation is required to be completed by March 31, 2012.  The funded status of the Plan (calculated in accordance with U.S. GAAP) is included in Pension and other postretirement liabilities presented in the Consolidated Statement of Financial Position.

Other

Refer to Note 7, “Commitments and Contingencies” in the Notes to Financial Statements for discussion regarding the Company’s undiscounted liabilities for environmental remediation costs, and other commitments and contingencies including legal matters.

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in this report may be forward-looking in nature, or "forward-looking statements" as defined in the United States Private Securities Litigation Reform Act of 1995.  For example, references to the Company's expectations regarding the following are forward-looking statements: revenue; revenue growth; cost of sales; gross margins; savings and expenses from restructuring and rationalization; earnings; cash generation and usage; increased demand and growth of our products, including commercial inkjet, consumer inkjet, workflow software and packaging printing solutions; potential revenue, cash and earnings from intellectual property licensing; strategic alternatives, including the potential sale of our digital imaging patent portfolios; potential proceeds from asset sales; the impact of the Company’s commodity hedging activities and silver price mitigation actions; goodwill and useful lives estimates; environmental contingencies; liquidity and capital resources; debt; net operating loss (NOL) Rights Agreement; and benefit costs.

Future events or results may differ from those anticipated or expressed in these forward-looking statements.  Important factors that could cause actual events or results to differ materially from these forward-looking statements include, among others, the following risks, uncertainties, assumptions and factors as described in more detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011, June 30, 2011, and in this report under the headings "Risk Factors,"  "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Litigation Reform Act of 1995" and in other filings the Company makes with the SEC from time to time:

•	Whether we can generate or raise cash and maintain a cash balance sufficient to fund our continued investments, capital needs, restructuring payments and service our debt;
•	Whether we can raise sufficient proceeds from the sale of non-core assets and the potential sale of our digital imaging patent portfolios within our plan;
•
Whether we are successful in licensing and enforcing our intellectual property rights on which our business depends, or if third parties assert that we violate their intellectual property rights which could adversely affect our revenue, earnings, expenses and liquidity;

•	The competitive pressures we face which could adversely affect our revenue, gross margins and market share;
•
Whether our commercialization and manufacturing processes fail to prevent product reliability and quality issues which could adversely affect our financial results, harm our reputation and delay product launch plans;

•	Whether we are successful with the strategic investment decisions we have made which could adversely affect our financial performance;
•	Whether we effectively anticipate technology trends and develop and market new products to respond to changing customer preferences which could adversely affect our revenue, earnings and cash flow;
•	Continued weakness or worsening of economic conditions which could continue to adversely affect our financial performance and our liquidity;
•	Whether we are successful in attracting, retaining and motivating key employees which could adversely affect our revenue and earnings;
•
 Whether our future pension and postretirement plan costs and required contribution levels are impacted by changes in actuarial assumptions, future market performance of plan assets or obligations imposed by legislation or pension authorities which could adversely affect our financial position, results of operations and cash flow;

•
Due to the nature of products we sell and our worldwide distribution, we are subject to changes in currency exchange rates, interest rates and commodity costs which could adversely affect our results of operations and financial position;

•
Whether we are able to provide competitive financing arrangements to our customers or if we extend credit to customers whose creditworthiness deteriorates which could adversely affect our revenue, profitability and financial position;

•
Our failure to implement plans to reduce our cost structure in anticipation of declining demand for certain products or delays in implementing such plans which could adversely affect our consolidated results of operations, financial position and liquidity;

•	We have outsourced a significant portion of our overall worldwide manufacturing, logistics and back office operations and face the risks associated with reliance on third party suppliers.

The Company cautions readers to carefully consider such factors. Many of these factors are beyond the Company’s control. In addition, these forward-looking statements represent the Company’s expectations only as of the date they are made, and should not be relied upon as representing the Company’s expectations as of any subsequent date. While the Company may elect to update forward-looking statements at some point in the future, the Company specifically disclaims any obligation to do so, even if its expectations change.

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

Using a sensitivity analysis based on estimated fair value of open foreign currency forward contracts using available forward rates, if the U.S. dollar had been 10% stronger at September 30, 2011 and 2010, the fair value of open forward contracts would have decreased $12 million and $24 million, respectively.  Such changes in fair value would be substantially offset by the revaluation or settlement of the underlying positions hedged.

Using a sensitivity analysis based on estimated fair value of open silver forward contracts using available forward prices, if available forward silver prices had been 10% lower at September 30, 2011 and 2010, the fair value of open forward contracts would have decreased $3 million and less than $1 million, respectively.  Such changes in fair value, if realized, would be offset by lower costs of manufacturing silver-containing products.

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

Using a sensitivity analysis based on estimated fair value of short-term and long-term borrowings, if available market interest rates had been 10% (about 229 basis points) lower at September 30, 2011, the fair value of short-term and long-term borrowings would have increased $3 million and $68 million, respectively.  Using a sensitivity analysis based on estimated fair value of short-term and long-term borrowings, if available market interest rates had been 10% (about 91 basis points) lower at September 30, 2010, the fair value of short-term and long-term borrowings would have increased less than $1 million and $54 million, respectively.

The Company’s financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments.  The Company manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties.  The Company has procedures to monitor the credit exposure amounts.  The maximum credit exposure at September 30, 2011 was not significant to the Company.

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

The Company has been named as third-party defendant (along with approximately 300 other entities) in an action initially brought by the New Jersey Department of Environmental Protection (NJDEP) in the Supreme Court of New Jersey, Essex County against Occidental Chemical Corporation and several other companies that are successors in interest to Diamond Shamrock Corporation.  The NJDEP seeks recovery of all costs associated with the investigation, removal, cleanup and damage to natural resources occasioned by Diamond Shamrock's disposal of various forms of chemicals in the Passaic River. The damages are alleged to potentially range "from hundreds of millions to several billions of dollars."  Pursuant to New Jersey's Court Rules, the defendants were required to identify all other parties which could be subject to permissive joinder in the litigation based on common questions of law or fact.  Third-party complaints seeking contribution from more than 300 entities, which have been identified as potentially contributing to the contamination in the Passaic, were filed on February 5, 2009.  Based on currently available information, the potential monetary exposure is likely to be in excess of $100,000.  Refer to Note 7, “Commitments and Contingencies,” in the Notes to Financial Statements for additional information.

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

On November 20, 2008, Research in Motion Ltd. and Research in Motion Corp. (collectively “RIM”) filed a declaratory judgment action against the Company in Federal District Court in the Northern District of Texas.  The suit, Research in Motion Limited and Research in Motion Corporation v. Eastman Kodak Company, seeks to invalidate certain Company patents related to digital camera technology and software object linking, and seeks a determination that RIM handheld devices do not infringe such patents.  On February 17, 2009, the Company filed its answer and counterclaims for infringement of each of these same patents.  A Markman Hearing was held on March 23, 2010.  The Court has not yet issued its Markman decision.  The Court has rescheduled to March 2012 a trial on merits which was originally scheduled for December 2010.

On January 14, 2010 the Company filed a complaint with the International Trade Commission (ITC) against Apple Inc. and Research in Motion Limited (RIM) for infringement of a patent related to digital camera technology.  In the Matter of Certain Mobile Telephones and Wireless Communication Devices Featuring Digital Cameras and Components Thereof, the Company is seeking a limited exclusion order preventing importation of infringing devices including iPHONES and camera enabled BLACKBERRY devices.  On February 16, 2010, the ITC ordered that an investigation be instituted to determine whether importation or sale of the accused Apple and RIM devices constitutes violation of the Tariff Act of 1930.  A Markman Hearing was held in May 2010.  A hearing on the merits occurred in September 2010.  In December 2010, as a result of re-examination proceedings initiated by RIM and other parties, the U.S. Patent and Trademark Office affirmed the validity of the same patent claim at issue in the ITC investigation.  On January 24, 2011, the Company received notice that the Administrative Law Judge (ALJ) had issued an initial determination recommending that the Commission find the patent claim at issue invalid and not infringed.  The Company petitioned the Commission to review the initial determination of the ALJ.  On March 25, 2011, the ITC issued a notice of its decision to review the ALJ’s initial determination in its entirety.  On June 30, 2011, the Commission issued a decision affirming in part, reversing in part and remanding the case to the ALJ for further proceedings.  On October 24, 2011 the investigation was permanently reassigned to a newly appointed ALJ, following the retirement of the ALJ to whom the case was previously assigned.  On November 2, 2011, the new ALJ scheduled a teleconference for November 9, 2011 to discuss setting a briefing schedule and a new target date.

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

On April 15, 2010, Apple Inc. filed a complaint in the ITC against Kodak asserting infringement of patents related to digital cameras.  In the Matter of Certain Digital Imaging Devices and Related Software, Apple is seeking a limited exclusion order preventing importation of infringing devices.  A hearing on the merits before an Administrative Law Judge (ALJ) was concluded on February 2, 2011.  The ALJ issued an initial determination on May 18, 2011, finding that Kodak did not infringe Apple’s patents and finding one Apple patent invalid.  Apple petitioned to the Internal Trade Commission (ITC) for a review of the ALJ’s initial determination.  On July 18, 2011, the ITC determined not to review the ALJ’s determination.  On September 16, 2011, Apple appealed this decision to the Court of Appeals for the Federal Circuit.

On April 15, 2010 Apple also filed in Federal District Court in the Northern District of California (Apple Inc. v. Eastman Kodak Company) a complaint asserting infringement of the same patents asserted in the ITC.  This case has been stayed pending the ITC action appealed to the Federal Circuit referenced above.

On August 26, 2010, Apple filed a claim in California State Court (Santa Clara) claiming ownership of the Kodak patent asserted by Kodak against Apple in the ITC action referenced above.  This action was removed to Federal District Court in the Northern District of California and subsequently dismissed.  Apple has amended its Answer in the Western District of New York case pertaining to digital cameras to incorporate its ownership claim.

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
•
our ability to generate cash proceeds through the execution of our intellectual property licensing strategies, or the potential sale of the Company’s digital imaging patent portfolios will generate sufficient cash proceeds;

•	we will be able to repatriate or move cash to locations where and when it is needed;
•	we will realize cost savings, revenue growth and operating improvements resulting from the execution of our long-term strategic plan; or
•	future sources of funding will be available to us in amounts sufficient to enable us to fund our liquidity needs.

If we cannot fund our liquidity needs, we will have to take actions such as raising additional capital; reducing or delaying capital expenditures, product development efforts, strategic acquisitions, and investments and alliances; selling additional assets; restructuring or refinancing our debt; or seeking additional equity capital.  Such actions could increase our debt, negatively impact our credit ratings and customer confidence in the Company’s ability to provide products and services, reduce our ability to raise additional capital, and delay sustained profitability.  We cannot assure you that any of these remedies could, if necessary, be affected on commercially reasonable terms, or at all, or that they would permit us to meet our scheduled debt service obligations.  Certain of our debt instruments limit the use of the proceeds from any disposition of assets and, as a result, we may not be allowed, under those instruments, to use the proceeds from such dispositions to satisfy all current debt service obligations.  In addition, if we incur additional debt, the risks associated with our substantial leverage, including the risk that we will be unable to service our debt or generate enough cash flow to fund our liquidity needs, could intensify.

Our plans to raise cash proceeds from the sale of non-core assets and the potential sale of our digital imaging patent portfolio may be negatively impacted by factors beyond our control.
A number of factors could influence our ability to successfully raise cash through asset sales and the sale of our digital imaging patent portfolio, including the number of potential buyers for these assets, the purchase price such buyers are willing to offer for these assets and their capacity to fund the purchase, the potential impact of an adverse judicial ruling in one of our litigation matters related to one or more of the patents in the digital imaging portfolio, the ability of potential buyers to conclude transactions and potential issues in the closing of transactions due to regulatory or governmental review processes.  One or more of these factors could negatively affect the timing of planned asset sales and the level of cash proceeds derived from the sales which could adversely impact our cash generation and liquidity.

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

The execution and enforcement of licensing agreements protects our intellectual property rights and provides a revenue stream in the form of up-front payments and royalties that enables us to further innovate and provide the marketplace with new products and services.  Our ability to execute our intellectual property licensing strategies, including litigation strategies, such as our legal actions against Apple Inc. and Research in Motion Limited, could affect our revenue, earnings and liquidity.  Additionally, the uncertainty around the timing, outcome and magnitude of our intellectual property-related litigation (including our legal action against Apple Inc. and Research in Motion Limited before the International Trade Commission), judgments and settlements could have an adverse effect on our revenues, earnings, and liquidity.  A potential sale of the Company’s digital imaging patent portfolios could also result in a reduction or the cessation of license revenue related to this patents.  Our failure to develop and properly manage new intellectual property could adversely affect our market positions and business opportunities.

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
We have made a decision to focus our investments on businesses in large growth markets that are positioned for technology and business model transformation, specifically, consumer inkjet, commercial inkjet (including our Prosper line of products based upon the Company’s Stream technology), packaging solutions, and workflow software and services.  While we believe each of these businesses has significant growth potential, they also require an initial investment.  The introduction of successful innovative products and the achievement of scale are necessary for us to grow these businesses, improve margins and achieve our financial objectives.  If we are unsuccessful in growing our investment businesses as planned, our financial performance could be adversely affected.

If we cannot effectively anticipate technology trends and develop and market new products to respond to changing customer preferences, our revenue, earnings and cash flow, could be adversely affected.
We must develop and introduce new products and services in a timely manner to keep pace with technological developments and achieve customer acceptance.  If we are unable to anticipate new technology trends, for example in consumer electronics, print advertising, and commercial and consumer printing, and develop improvements to our current technology to address changing customer preferences, this could adversely affect our revenue, earnings and cash flow.  Due to changes in technology and customer preferences, the market for traditional film and paper products and services is in decline.  Our success depends in part on our ability to manage the decline of the market for these traditional products by continuing to reduce our cost structure to maintain profitability.

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
In order for us to be successful, we must continue to attract, retain and motivate executives and other key employees, including technical, managerial, marketing, sales, research and support positions.  Hiring and retaining qualified executives, research and engineering professionals, and qualified sales representatives, particularly in our targeted growth markets, is critical to our future.  The market for experienced employees with digital skills is highly competitive and, therefore, our ability to attract such talent will depend on a number of factors, including compensation and benefits, work location and persuading potential employees that we are well positioned for success in the digital markets in which we are operating.  Given our compensation plans are highly performance based and given the potential impact of the global economy on our current and future performance, it may become more challenging to retain key employees.  We also must keep employees focused on our strategic initiatives and goals in order to be successful.  If we cannot attract properly qualified individuals, retain key executives and employees or motivate our employees, our business could be harmed.

Our future pension and other postretirement benefit plan costs and required level of contributions could be unfavorably impacted by changes in actuarial assumptions, future market performance of plan assets and obligations imposed by legislation or pension authorities which could adversely affect our financial position, results of operations, and cash flow.
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

Further, even if the Company honors its payment and other obligations to our key suppliers of products, components and services, such suppliers may choose to unilaterally withhold products, components or services, or demand changes in payment terms.  As a result of such risks, we may be unable to meet our customer commitments, our costs could be higher than planned, and our cash flows and the reliability of our products could be negatively impacted.  The Company will vigorously enforce its contractual rights under such circumstances, but there is no guarantee we will be successful in preventing or mitigating the effects of unilateral actions by our suppliers.  Other supplier problems that we could face include electronic component shortages, excess supply, risks related to favorable terms, the duration of our contracts with suppliers for components and materials and risks related to dependency on single source suppliers on favorable terms or at all.  If any of these risks were to be realized, and assuming alternative third party relationships could not be established, we could experience interruptions in supply or increases in costs that might result in our inability to meet customer demand for our products, damage to our relationships with our customers, and reduced market share, all of which could adversely affect our results of operations and financial condition.

Our sales are typically concentrated in the last four months of the fiscal year, therefore, lower than expected demand or increases in costs during that period may have a pronounced negative effect on our results of operations.
The demand for our consumer products is largely discretionary in nature, and sales and earnings of our consumer businesses are linked to the timing of holidays, vacations, and other leisure or gifting seasons.  Accordingly, we have typically experienced greater net sales in the fourth fiscal quarter as compared with the other three quarters.  Developments, such as lower-than-anticipated demand for our products, an internal systems failure, increases in materials costs, or failure of or performance problems with one of our key logistics, components supply, or manufacturing partners, could have a material adverse impact on our financial condition and operating results, particularly if such developments occur late in the third quarter or during the fourth fiscal quarter.  Further, with respect to the Graphic Communications Group segment, equipment and consumable sales in the commercial marketplace peak in the fourth quarter based on increased commercial print demand.  Tight credit markets that limit capital investments or a weak economy that decreases print demand could negatively impact equipment or consumable sales.   In addition, our inability to achieve intellectual property licensing revenues in the timeframe and amount we anticipate could adversely affect our revenues, earnings and cash flow.  These external developments are often unpredictable and may have an adverse impact on our business and results of operations.

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
Goodwill represents the excess of the amount we paid to acquire businesses over the fair value of their net assets at the date of the acquisition.  We test goodwill for impairment annually or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  In the event of a sale of the Company’s digital imaging patent portfolio, licensing revenue related to that portfolio could decline significantly.  Additionally, our other long-lived assets are evaluated for impairments whenever events or changes in circumstances indicate the carrying value may not be recoverable.  Either of these situations may occur for various reasons including changes in actual or expected income or cash.  We continue to evaluate current conditions to assess whether any impairment exists.   Impairments could occur in the future if market or interest rate environments deteriorate, expected future cash flows of our reporting units decline, silver prices increase significantly, or if reporting unit carrying values change materially compared with changes in respective fair values.  In the event of a sale of the Company’s digital imaging patent portfolios, licensing revenue related to those portfolios could decline significantly and materially impact the fair value of the CDG segment.

Our future results could be harmed if we are unsuccessful in our efforts to expand sales in emerging markets.
Because we are seeking to expand our sales and number of customer relationships outside the United States, and specifically in emerging markets in Asia, Latin America and Eastern Europe, our business is subject to risks associated with doing business internationally, such as:

•	supporting multiple languages;
•	recruiting sales and technical support personnel with the skills to design, manufacture, sell and supply products;
•	complying with governmental regulation of imports and exports, including obtaining required import or export approval for our products;
•	complexity of managing international operations;
•	exposure to foreign currency exchange rate fluctuations;
•	commercial laws and business practices that may favor local competition;
•	multiple, potentially conflicting, and changing governmental laws, regulations and practices, including differing export, import, tax, anti-corporation, labor, and employment laws;
•	difficulties in collecting accounts receivable;
•	limitations or restrictions on the repatriation of cash;
•	reduced or limited protection of intellectual property rights;
•	managing research and development teams in geographically disparate locations, including Canada, Israel, Japan, China, and Singapore;
•	complicated logistics and distribution arrangements; and
•	political or economic instability.

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
As part of our business strategy, we frequently engage in discussions with third parties regarding possible investments, acquisitions, strategic alliances, joint ventures, divestitures, asset sales, and outsourcing transactions and enter into agreements relating to such transactions in order to further our business objectives.  In order to pursue this strategy successfully, we must identify suitable candidates and successfully complete transactions, some of which may be large and complex, and manage post closing issues such as the integration of acquired companies or employees and the assessment of such acquired companies’ internal controls.  Integration and other risks of transactions can be more pronounced for larger and more complicated transactions, or if multiple transactions are pursued simultaneously.  If we fail to identify and complete successfully transactions that further our strategic objectives, we may be required to expend resources to develop products and technology internally, we may be at a competitive disadvantage or we may be adversely affected by negative market perceptions, any of which may have an adverse effect on our revenue, gross margins and profitability.  In addition, unpredictability surrounding the timing of such transactions could adversely affect our financial results.

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

EASTMAN KODAK COMPANY
(Registrant)

Date:November 3, 2011                                  /s/ Eric Samuels
Eric Samuels
Chief Accounting Officer and Corporate Controller
                    (Chief Accounting Officer and Authorized Signatory)

Eastman Kodak Company and Subsidiary Companies
Index to Exhibits

			Incorporated by Reference
Exhibit		Filed		Period
Number	Exhibit Description	Herewith	Form	Ending	Exhibit	Filing Date
3.1	Certificate of Incorporation, as amended and restated May 11, 2005.		10-Q	6/30/2005	(3) A.	8/9/2005

3.2	By-laws, as amended and restated October 19,2010.		10-Q	9/30/2010	3.2	10/28/2010

3.3	Certificate of Designations for Eastman Kodak Company Series A Junior Participating Preferred Stock.		8-K	8/1/2011	3.1	8/1/2011

4.1	Second Amended and Restated Credit Agreement, dated as of April 26, 2011, among Eastman Kodak Company, Kodak Canada Inc., the lenders party thereto, and Bank of America, N.A., as agent.		8-K	4/26/2011	4.1	4/27/2011

4.2	Rights Agreement, dated as of August 1, 2011, between Eastman Kodak Company and Computershare Trust Company, N.A., which includes the form of Certificate of Designations of Series A Junior Participating Preferred Stock as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C.		8-K	8/1/2011	4.1	8/1/2011

10.1	Agreement between Eastman Kodak Company and Antonio M. Perez (N280K) effective January 1, 2011.		10-Q	3/31/2011	10.1	4/28/2011

10.2	Agreement between Eastman Kodak Company and Antonio M. Perez (N404VL) effective January 1, 2011.		10-Q	3/31/2011	10.2	4/28/2011

10.3	Administrative Guide for the 2011 Performance Stock Unit Program under Article 7 (Performance Awards) of the 2005 Omnibus Long-Term Compensation Plan, Granted to Antonio M. Perez.		10-Q	3/31/2011	10.3	4/28/2011

10.4	2005 Omnibus Long-Term Compensation Plan of Eastman Kodak Company (As Amended and Restated January 1, 2011)		10-Q	3/31/2011	10.4	4/28/2011

10.5	Second Amended and Restated U.S. Security Agreement, dated as of April 26, 2011, from the grantors party thereto to Bank of America, N.A. as agent.		8-K	4/26/2011	10.1	4/27/2011

Eastman Kodak Company and Subsidiary Companies
Index to Exhibits  (cont’d.)

Incorporated by Reference
Exhibit		Filed		Period
Number	Exhibit Description	Herewith	Form	Ending	Exhibit	Filing Date
10.6	Second Amended and Restated Canadian Security Agreement, dated as of April 26, 2011, from the grantors party thereto to Bank of America, N.A.		8-K	4/26/2011	10.2	4/27/2011

10.7	Notice, Joinder and Amendment to Intercreditor Agreement, dated as of April 26, 2011, by and among Eastman Kodak Company for itself and the other Grantors, Citicorp USA, Inc., as Initital First Lien Representative, The Bank of New York Mellon, as Second Lien Representative, and Bank of America, N.A., as New First Lien Representative.		8-K	4/26/2011	10.3	4/27/2011

12	Statement Re Computation of Ratio of Earnings to Fixed Charges.	X

31.1	Certification.	X

31.2	Certification.	X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase	X

101.INS*	XBRL Instance Document	X

101.LAB*	XBRL Taxonomy Extension Label Linkbase	X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase	X

101.SCH*	XBRL Taxonomy Extension Schema Linkbase	X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase	X

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement of prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.