Form 10-K
period 2011-12-31
EASTMAN KODAK CO
filed 2012-02-29
CIK 31235

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

X     Annual report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the year ended December 31, 2011 or

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
Yes           [   ]                                No           [X]

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2011 was approximately $963 million.  The registrant has no non-voting common stock.

The number of shares outstanding of the registrant's common stock as of February 17, 2012 was 271,415,654 shares of common stock.

PART III OF FORM 10-K

Information required by Items 11, 13, 14, and portions of Items 10 and 12 will be provided in an amendment to this Form 10-K in accordance with General Instruction G(3) to Form 10-K.

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
December 31, 2011

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

CHAPTER 11 FILING

On January 19, 2012 (the “Petition Date”), Eastman Kodak Company and its U.S. subsidiaries (together with the Company, the “Debtors”) filed voluntary petitions for relief (the “Bankruptcy Filing”) under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) case number 12-10202. The Company’s foreign subsidiaries (collectively, the “Non-Filing Entities”) were not part of the Bankruptcy Filing. The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. The Non-Filing Entities will continue to operate in the ordinary course of business.

The Bankruptcy Filing is intended to permit the Company to reorganize and improve liquidity in the U.S. and abroad, monetize non-strategic intellectual property, fairly resolve legacy liabilities, and focus on the most valuable business lines to enable sustainable profitability.  The Company’s goal is to develop and implement a reorganization plan that meets the standards for confirmation under the Bankruptcy Code.  Confirmation of a reorganization plan could materially alter the classifications and amounts reported in the Company’s consolidated financial statements, which do not give effect to any adjustments to the carrying values of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a reorganization plan or other arrangement or the effect of any operational changes that may be implemented.

Operation and Implication of the Bankruptcy Filing

Under Section 362 of the Bankruptcy Code, the filing of voluntary bankruptcy petitions by the Debtors automatically stayed most actions against the Debtors, including most actions to collect indebtedness incurred prior to the Petition Date or to exercise control over the Company’s property.  Accordingly, although the Bankruptcy Filing triggered defaults for certain of the Debtor’s debt obligations, creditors are stayed from taking any actions as a result of such defaults.  Absent an order of the Bankruptcy Court, substantially all of the Company’s pre-petition liabilities are subject to settlement under a reorganization plan.  As a result of the Bankruptcy Filing the realization of assets and the satisfaction of liabilities are subject to uncertainty.  The Debtors, operating as debtors-in-possession under the Bankruptcy Code, may, subject to approval of the Bankruptcy Court, sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements.  Further, a confirmed reorganization plan or other arrangement may materially change the amounts and classifications in the Company’s consolidated financial statements.

Subsequent to the Petition Date, the Company received approval from the Bankruptcy Court to pay or otherwise honor certain pre-petition obligations generally designed to stabilize the Company’s operations.  These obligations related to certain employee wages, salaries and benefits, and the payment of vendors and other providers in the ordinary course for goods and services received after the Petition Date.  The Company has retained, pursuant to Bankruptcy Court approval, legal and financial professionals to advise the Company in connection with the Bankruptcy Filing and certain other professionals to provide services and advice in the ordinary course of business.  From time to time, the Company may seek Bankruptcy Court approval to retain additional professionals.

The U.S. Trustee for the Southern District of New York (the “U.S. Trustee”) has appointed an official committee of unsecured creditors (the “UCC”).  The UCC and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court on all matters affecting the Debtors.  There can be no assurance that the UCC will support the Company’s positions on matters to be presented to the Bankruptcy Court in the future or on any reorganization plan, once proposed.

Reorganization Plan

In order for the Company to emerge successfully from chapter 11, the Company must obtain the Bankruptcy Court’s approval of a reorganization plan, which will enable the Company to transition from chapter 11 into ordinary course operations outside of bankruptcy.  In connection with a reorganization plan, the Company also may require a new credit facility, or “exit financing.”  The Company’s ability to obtain such approval and financing will depend on, among other things, the timing and outcome of various ongoing matters related to the

Bankruptcy Filing.  A reorganization plan determines the rights and satisfaction of claims of various creditors and security holders, and is subject to the ultimate outcome of negotiations and Bankruptcy Court decisions ongoing through the date on which the reorganization plan is confirmed.

Although the Company’s goal is to file a plan of reorganization, the Company may determine that it is in the best interests of the Debtors’ estates to seek Bankruptcy Court approval of a sale of all or a portion of the Company’s assets pursuant to Section 363 of the Bankruptcy Code or seek confirmation of a reorganization plan providing for such a sale or other arrangement.

The Company intends to propose a reorganization plan on or prior to the applicable date required under the Bankruptcy Code, as the same may be extended with approval of the Bankruptcy Court.  The Company presently expects that any proposed reorganization plan will provide, among other things, mechanisms for settlement of claims against the Debtors’ estates, treatment of the Company’s existing equity and debt holders, and certain corporate governance and administrative matters pertaining to the reorganized Company.  Any proposed reorganization plan will be subject to revision prior to submission to the Bankruptcy Court based upon discussions with the Company’s creditors and other interested parties, and thereafter in response to creditor claims and objections and the requirements of the Bankruptcy Code or the Bankruptcy Court.  There can be no assurance that the Company will be able to secure approval for the Company’s proposed reorganization plan from the Bankruptcy Court or that the Company’s proposed plan will be accepted by the lenders under the DIP Credit Agreement, as discussed below.  In the event the Company does not secure approval of the reorganization plan, the outstanding principal and interest could become immediately due and payable.

Debtor-in-Possession Credit Agreement

In connection with the Bankruptcy Filing, on January 20, 2012, the Company and Kodak Canada Inc. (the “Canadian Borrower” and, together with the Company, the “Borrowers”) entered into a Debtor-in-Possession Credit Agreement as amended on January 25, 2012 (the “DIP Credit Agreement”).   The DIP Credit Agreement, provides for an aggregate principal amount of up to $950 million, consisting of up to $250 million super-priority senior secured asset-based revolving credit facilities and $700 million super-priority senior secured term loan facility.  Up to $25 million of the revolving credit facility will be available to the Canadian Borrower and may be borrowed in Canadian Dollars.  Refer to “Liquidity and Capital Resources” in Item 7, ”Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations” for further discussion of the terms of the DIP Credit Agreement.

Chief Restructuring Officer

In connection with the Bankruptcy Filing, the Company hired James A. Mesterharm of AlixPartners as Chief Restructuring Officer to assist in the implementation and execution of the Company’s reorganization plan.

REPORTABLE SEGMENTS

The Company reports financial information for three reportable segments: Consumer Digital Imaging Group (“CDG”), Graphic Communications Group (“GCG”), and Film, Photofinishing and Entertainment Group (“FPEG”).  The balance of the Company's operations, which individually and in the aggregate do not meet the criteria of a reportable segment, are reported in All Other.

The Company's sales, earnings and assets by reportable segment for these three reportable segments and All Other for each of the past three years are shown in Note 25, “Segment Information,” in the Notes to Financial Statements.

2012 Reportable Segments

For 2012, the Company will report financial information for two reportable segments; Commercial Group and Consumer Group.

The Commercial Group will be comprised of the following: Graphics, Entertainment & Commercial Film Business, Digital and Functional Printing, and Enterprise Services and Solutions.

The Consumer Group will be comprised of the following:  Intellectual Property and the Consumer Business: Retail Systems Solutions, Consumer Inkjet Systems, Traditional Photofinishing, and Digital Capture and Devices.

CONSUMER DIGITAL IMAGING GROUP (“CDG”) SEGMENT

CDG's mission is to enhance people’s lives and social interactions through the capabilities of digital imaging and printing technology.  CDG’s strategy is to drive profitable revenue growth by leveraging a powerful brand, a deep knowledge of the consumer, and extensive digital imaging and materials science intellectual property.

Digital Capture and Devices: Digital Capture and Devices includes digital still and pocket video cameras, digital picture frames, accessories, and branded licensed products.  These products are sold directly to retailers or distributors, and are also available to customers through the Internet at the KODAK Store (www.kodak.com) and other online providers.  Digital Capture and Devices also includes licensing activities related to the Company’s intellectual property in digital imaging products.  As announced on February 9, 2012, the Company plans to phase out its dedicated capture devices business, including digital cameras, pocket video cameras, and digital picture frames in the first half of 2012.

Net sales of Digital Capture and Devices accounted for 15%, 28%, and 23% of total consolidated revenue for the years ended December 31, 2011, 2010, and 2009, respectively.

Net revenues from licensing and royalties within Digital Capture and Devices in the CDG segment accounted for 1%, 12%, and 6% of total consolidated revenue for the years ended December 31, 2011, 2010, and 2009, respectively.

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

Consumer Inkjet Systems:  Consumer Inkjet Systems encompasses Kodak All-in-One desktop inkjet printers, ink cartridges, and media.  These products are sold directly to retailers or distributors, and are also available to customers through the Internet at the KODAK Store (www.kodak.com) and other online providers.  Consumer Inkjet Systems is one of Kodak’s four digital growth initiative businesses, and in 2011, printer unit shipments grew 35% year-on-year.

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

Marketing and Competition:  CDG faces competition from consumer electronics and printer companies, and other online service companies in the markets in which it competes, generally competing on price, features, and technological advances.

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

Innovative products within Prepress Solutions include high productivity TRILLIAN SP plates and FLEXCEL NX packaging systems.

Net sales of Prepress Solutions accounted for 26%, 22% and 22% of total consolidated revenue for the years ended December 31, 2011, 2010, and 2009, respectively.

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

Net sales of Business Services and Solutions accounted for 10%, 8%, and 8% of total consolidated revenue for the years ended December 31, 2011, 2010, and 2009, respectively.

Marketing and Competition: Around the world, GCG products and services are sold through a variety of direct and indirect channels.  The end users of these products include businesses in the creative, in-plant, data center, commercial printing, packaging, newspaper, and digital prepress market segments.

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

FILM, PHOTOFINISHING AND ENTERTAINMENT GROUP (“FPEG”) SEGMENT

FPEG provides consumers, professionals, and the entertainment industry with film and paper for imaging and photography.  Although the market for consumer and professional films, traditional photofinishing and certain industrial and aerial films are in decline and expected to continue to decline due to digital substitution, FPEG maintains leading market positions for these products.  The strategy of FPEG is to provide sustainable cash generation by extending our materials science assets in traditional and new markets.

Entertainment Imaging:  Entertaining Imaging includes origination, intermediate, and color print motion picture films, special effects services, and other digital products and services for the entertainment industry.

Net sales of Entertainment Imaging accounted for 9%, 10%, and 12% of total consolidated revenue for the years ended December 31, 2011, 2010, and 2009, respectively.

Traditional Photofinishing:  Traditional Photofinishing includes color negative photographic paper, photochemicals, professional output systems, and event imaging services.

Net sales of Traditional Photofinishing accounted for 12%, 10%, and 11% of total consolidated revenue for the years ended December 31, 2011, 2010, and 2009, respectively.

Industrial Materials:  Industrial Materials encompasses aerial and industrial film products, film for the production of printed circuit boards, and specialty chemicals, and represents a key component of FPEG’s strategy of extending and repurposing our materials science assets.

Film Capture:  Film Capture includes consumer and professional photographic film and one-time-use cameras.

Marketing and Competition: Film products and services for the consumer and professional markets and traditional photofinishing are sold throughout the world, both directly to retailers, and increasingly through distributors.  Price competition continues to exist in all marketplaces.  To be more cost competitive with its traditional photofinishing and film offerings, and to shift towards a variable cost model, the Company has rationalized capacity and restructured its go-to-market models in many of its traditional market segments.

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

FINANCIAL INFORMATION BY GEOGRAPHIC AREA

Financial information by geographic area for the past three years is shown in Note 25, “Segment Information,” in the Notes to Financial Statements.

RAW MATERIALS

The raw materials used by the Company are many and varied, and are generally readily available.  Lithographic aluminum is the primary material used in the manufacture of offset printing plates.  The Company procures lithographic aluminum coils from several suppliers on a spot basis or under contracts generally in place over the next one to two years.  Silver is one of the essential materials used in the manufacture of films and photographic papers.  The Company purchases silver from numerous suppliers under annual agreements or on a spot basis.  Paper base is an essential material in the manufacture of photographic papers.  The Company has a contract to acquire paper base from a certified photographic paper supplier through the end of 2012.  Electronic components are used in the manufacture of digital cameras and devices, consumer and commercial printers, and other electronic devices.  Although most electronic components are generally available from multiple sources, certain key electronic components included in the finished goods manufactured by and purchased from the Company’s third party suppliers are obtained from single or limited sources, which may subject the Company to supply risks.

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

RESEARCH AND DEVELOPMENT

Through the years, the Company has engaged in extensive and productive efforts in research and development.

Research and development expenditures for the Company’s three reportable segments and All Other were as follows:

(in millions)	For the Year Ended December 31,
	2011	2010	2009
Consumer Digital Imaging Group	$134	$176	$166
Graphic Communications Group	147	159	173
Film, Photofinishing and Entertainment Group	11	20	33
All Other	-	2	6
Impact of exclusion of certain components of pension and OPEB expenses	(18)	(39)	(27)
Total	$274	$318	$351

Research and development is headquartered in Rochester, New York.  Other U.S. groups are located in New Haven, Connecticut; Dayton, Ohio; Oakdale, Minnesota; and Emeryville and San Diego, California.  Outside the U.S., groups are located in Canada, England, Israel, Germany, Japan, China, and Singapore.  These groups work in close cooperation with manufacturing units and marketing organizations to develop new products and applications to serve both existing and new markets.

It has been the Company's general practice to protect its investment in research and development and its freedom to use its inventions by obtaining patents.  The ownership of these patents contributes to the Company's ability to provide leadership products and to generate revenue from licensing.  The Company holds portfolios of patents in several areas, including digital cameras; network photo sharing and fulfillment; flexographic and lithographic printing plates and systems; digital printing workflow and color management proofing systems; color and black-and-white electrophotographic printing systems; commercial, and consumer inkjet printers; inkjet inks and media; thermal dye transfer and dye sublimation printing systems; digital cinema; and color negative films, processing and papers.

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

Based upon information presently available, future costs associated with environmental compliance are not expected to have a material effect on the Company's capital expenditures, results of operations or competitive position, with the possible exception of matters related to the Passaic River, which are described in Note 11, "Commitments and Contingencies," in the Notes to Financial Statements, although costs could be material to a particular quarter or year.

EMPLOYMENT

At the end of 2011, the Company employed the full time equivalent of approximately 17,100 people, of whom approximately 8,350 were employed in the U.S.  The actual number of employees may be greater because some individuals work part time.

AVAILABLE INFORMATION

The Company files many reports with the Securities and Exchange Commission (“SEC”) (www.sec.gov), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.  These reports, and amendments to these reports, are made available free of charge as soon as reasonably practicable after being electronically filed with or furnished to the SEC.  They are available through the Company's website at www.Kodak.com.  To reach the SEC filings, follow the links to Investor Center, and then SEC Filings.  The Company also makes available its annual report to shareholders and proxy statement free of charge through its website.  Additionally, the Company provides information related to the chapter 11 filing and reorganization plan through the Company’s www.kodaktransforms.com website.

We have included the CEO and CFO certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to this report.  We have also included these certifications with the Form 10-K for the year ended December 31, 2010 filed on February 25, 2011.

ITEM 1A.  RISK FACTORS

The Company’s filing of voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code and the Company’s ability to successfully emerge as a stronger, leaner company may be affected by a number of risks and uncertainties.
The Company is subject to a number of risks and uncertainties associated with the filing of voluntary petitions for relief under chapter 11 of the U.S. Bankruptcy Code, which may lead to potential adverse effects on the Company's liquidity, results of operations, brand or business prospects.  We cannot assure you of the outcome of the Company’s chapter 11 proceeding.  Risks associated with the chapter 11 filing may impact all entities, including the Non-Filing Entities, and include the following:

•	the ability of the Company to continue as a going concern;
•	the Company's ability to obtain Bankruptcy Court approval with respect to motions in the chapter 11 cases and the outcomes of Bankruptcy Court rulings of the case in general;
•	the length of time the Company will operate under the chapter 11 cases and its ability to successfully emerge;
•	the ability of the Company and its subsidiaries to develop and consummate one or more plans of reorganization with respect to the chapter 11 cases;
•
the Company’s ability to obtain Bankruptcy Court and creditor approval of its reorganization plan and the impact of alternative proposals, views and objections of creditor committees and representatives, which may make it difficult to develop and consummate a reorganization plan in a timely manner;

•	risks associated with third party motions in the chapter 11 cases, which may interfere with the Company's plans of reorganization;
•	the ability to maintain sufficient liquidity throughout the chapter 11 proceedings;
•	increased costs related to the bankruptcy filing and other litigation;
•	the Company's ability to manage contracts that are critical to its operation, to obtain and maintain appropriate terms with customers, suppliers and service providers;
•	whether the Company's non-U.S. subsidiaries continue to operate their businesses in the normal course;
•	the Company’s ability to fairly resolve legacy liabilities in alignment with the Company’s plan of reorganization;
•	the outcome of all pre-petition claims against the Company; and the Company’s ability to maintain existing customers, vendor relationships and expand sales to new customers.

Continued investment, capital needs, restructuring payments and servicing the Company’s debt require a significant amount of cash and the Company’s ability to generate cash may be affected by factors beyond the Company’s control.
The Company’s business may not generate cash flow in an amount sufficient to enable us to pay the principal of, or interest on, the Company’s indebtedness, or to fund the Company’s other liquidity needs, including working capital, capital expenditures, product development efforts, strategic acquisitions, investments and alliances, and other general corporate requirements.

The Company’s ability to generate cash is subject to general economic, financial, competitive, litigation, regulatory and other factors that are beyond the Company’s control.  We cannot assure you that:

•	the Company’s businesses will generate sufficient cash flow from operations;
•	the Company’s plans to generate cash proceeds through the sale of non-core assets will be successful;
•
the Company’s ability to generate cash proceeds through the execution of the Company’s intellectual property licensing strategies, or the potential sale of the Company’s digital imaging patent portfolios will generate sufficient cash proceeds;

•	we will be able to repatriate or move cash to locations where and when it is needed;

•	we will realize cost savings, earnings growth and operating improvements resulting from the execution of the Company’s chapter 11 business and restructuring plan; or
•	future sources of funding will be available to us in amounts sufficient to enable us to fund the Company’s liquidity needs.

If we cannot fund the Company’s liquidity needs, we will have to take actions such as reducing or delaying capital expenditures, product development efforts, strategic acquisitions, and investments and alliances; selling additional assets; restructuring or refinancing the Company’s debt; or seeking additional equity capital.   These actions may be restricted as a result of the Company’s chapter 11 filing and the DIP Credit Agreement.  Such actions could increase the Company’s debt, negatively impact customer confidence in the Company’s ability to provide products and services, reduce the Company’s ability to raise additional capital, and delay sustained profitability.  We cannot assure you that any of these remedies could, if necessary, be affected on commercially reasonable terms, or at all, or that they would permit us to meet the Company’s scheduled debt service obligations.   The Company’s DIP financing agreement requires that we use certain proceeds from asset sales to make payments to secured lenders.  In addition, if we incur additional debt, the risks associated with the Company’s substantial leverage, including the risk that we will be unable to service the Company’s debt or generate enough cash flow to fund the Company’s liquidity needs, could intensify.

The Company’s plans to raise cash proceeds from the sale of non-core assets and the potential sale of the Company’s digital imaging patent portfolio may not be successful in raising sufficient cash, may be negatively impacted by factors beyond the Company’s control and may harm the perception of us among customers, suppliers and service providers.
A number of factors could influence the Company’s ability to successfully raise cash through asset sales and the sale of the Company’s digital imaging patent portfolio, including the approval of the Court and the Unsecured Creditors Committee under chapter 11, the process utilized to sell these assets, the number of potential buyers for these assets, the purchase price such buyers are willing to offer for these assets and their capacity to fund the purchase, the potential impact of an adverse judicial ruling in one of the Company’s litigation matters related to one or more of the patents in the digital imaging portfolio, or the ability of potential buyers to conclude transactions and potential issues in the closing of transactions due to regulatory or governmental review processes.  One or more of these factors could negatively affect the timing of planned asset sales and the level of cash proceeds derived from the sales which could adversely impact the Company’s cash generation and liquidity.  Further, there is no assurance that these plans will be successful in raising sufficient cash proceeds or that the sale of certain of the Company’s assets, including the digital imaging patent portfolio, will not harm the Company’s customers’, suppliers’ and service providers’ perception of us.

If we are unsuccessful with the Company’s strategic investment decisions, the Company’s financial performance could be adversely affected.
The Company has focused its investments on businesses in large growth markets that are positioned for technology and business model transformation, specifically, consumer inkjet, commercial inkjet (including the Company’s Prosper line of products based upon the Company’s Stream technology), packaging solutions, and workflow software and services.  While we believe each of these businesses has significant growth potential, consumer inkjet, commercial inkjet, and workflow software and services also require additional investment.  The introduction of successful innovative products and the achievement of scale are necessary for us to grow these businesses, improve margins and achieve the Company’s financial objectives.  If we are unsuccessful in growing the Company’s investment businesses as planned, the Company’s financial performance could be adversely affected.

The Company’s failure to implement plans to reduce the Company’s cost structure in anticipation of declining demand for certain products or delays in implementing such plans could negatively affect the Company’s consolidated results of operations, financial position and liquidity.
We recognize the need to continually rationalize the Company’s workforce and streamline the Company’s operations to remain competitive in the face of an ever-changing business and economic climate.  If we fail to implement cost rationalization plans such as restructuring of manufacturing, supply chain, marketing sales and administrative resources ahead of declining demand for certain of the Company’s products and services, the Company’s operations results, financial position and liquidity could be negatively impacted.  Additionally, if restructuring plans are not effectively managed, we may experience lost customer sales, product delays and other unanticipated effects, causing harm to the Company’s business and customer relationships.  The business plan associated with the Company’s chapter 11 reorganization is subject to a number of assumptions, projections, and analysis.  If these assumptions prove to be incorrect, we may be unsuccessful in executing the Company’s plan, which could adversely impact our financial results and liquidity.  Additionally, the Company’s ability to execute restructuring within the entities filing for chapter 11 is subject to the approval by the Unsecured Creditors Committee and Bankruptcy Court.  Finally, the timing and implementation of these plans require compliance with numerous laws and regulations, including local labor laws, and the failure to comply with such requirements may result in damages, fines and penalties which could adversely affect the Company’s business.

There can be no assurance that the Company will be able to meet the requirements under our Debtor-in-Possession Credit Agreement.
In addition to standard financing covenants and events of default, the Debtor-in-Possession Credit Agreement (the “DIP Credit Agreement”) also provides for (i) a periodic delivery by the Company of various financial statements set forth in the DIP Credit Agreement and (ii) specific milestones that the Company must achieve by specific target dates.  In addition, the Company and its subsidiaries are required not to permit consolidated adjusted EBITDA to be less than a specified level for certain periods, and to maintain minimum U.S. Liquidity (as defined in the DIP Credit Agreement).

A breach of any of the covenants contained in the DIP Credit Agreement, or our inability to comply with the required financial covenants in the DIP Credit Agreement, when applicable, could result in an event of default under the DIP Credit agreement, subject, in certain cases, to applicable grace and cure periods.  If any event of default occurs and we are not able either to cure it or obtain a waiver from the requisite lenders under the DIP Credit Agreement, the administrative agent of the DIP Credit Agreement may, and at the request of the requisite lenders shall, declare all of our outstanding obligations under the DIP Credit Agreement, together with accrued interest and fees, to be immediately due and payable, and the agent under the DIP Credit Agreement may, and at the request of the requisite lenders shall, terminate the lenders’ commitments under the DIP Credit Agreement and cease making further loans, and if applicable, the agent could institute foreclosure proceedings against our pledged assets.  This could adversely affect our operations and our ability to satisfy our obligations as they come due.

The Company’s future pension and other postretirement benefit plan costs and required level of contributions could be unfavorably impacted by changes in actuarial assumptions, future market performance of plan assets and obligations imposed by legislation or pension authorities which could adversely affect the Company’s financial position, results of operations, and cash flow.
We have significant defined benefit pension and other postretirement benefit obligations.  The funded status of the Company’s U.S. and non U.S. defined benefit pension plans and other postretirement benefit plans, and the related cost reflected in the Company’s financial statements, are affected by various factors that are subject to an inherent degree of uncertainty, particularly in the current economic environment.  Key assumptions used to value these benefit obligations, funded status and expense recognition include the discount rate for future payment obligations, the long term expected rate of return on plan assets, salary growth, healthcare cost trend rates, and other economic and demographic factors.  Significant differences in actual experience, or significant changes in future assumptions or obligations imposed by legislation, pension authorities, or the Bankruptcy Court could lead to a potential future need to contribute cash or assets to the Company’s plans in excess of currently estimated contributions and benefit payments and could have an adverse effect on the Company’s consolidated results of operations, financial position or liquidity.

If we cannot continue to license or enforce the intellectual property rights on which the Company’s business depends, or if third parties assert that we violate their intellectual property rights, the Company’s revenue, earnings, expenses and liquidity may be adversely impacted.
We rely upon patent, copyright, trademark and trade secret laws in the United States and similar laws in other countries, and non-disclosure, confidentiality and other types of agreements with the Company’s employees, customers, suppliers and other parties, to establish, maintain and enforce the Company’s intellectual property rights.  Despite these measures, any of the Company’s direct or indirect intellectual property rights could, however, be challenged, invalidated, circumvented, infringed or misappropriated, or such intellectual property rights may not be sufficient to permit us to take advantage of current market trends or otherwise to provide competitive advantages, which could result in costly product redesign efforts, discontinuance of certain product offerings or other competitive harm.  Further, the laws of certain countries do not protect proprietary rights to the same extent as the laws of the United States.  Therefore, in certain jurisdictions, we may be unable to protect the Company’s proprietary technology adequately against unauthorized third party copying, infringement or use, which could adversely affect the Company’s competitive position.  Also, because of the rapid pace of technological change in the information technology industry, much of the Company’s business and many of the Company’s products rely on key technologies developed or licensed by third parties, and we may not be able to obtain or continue to obtain licenses and technologies from these third parties at all or on reasonable terms.

The execution and enforcement of licensing agreements protects the Company’s intellectual property rights and provides a revenue stream in the form of up-front payments and royalties that enables us to further innovate and provide the marketplace with new products and services.  The Company’s ability to execute the Company’s intellectual property licensing strategies, including litigation strategies, such as the Company’s legal actions against Apple Inc. and Research in Motion Limited, could affect the Company’s revenue, earnings and liquidity.  Additionally, the uncertainty around the timing, outcome and magnitude of the Company’s intellectual property-related litigation (including the Company’s legal action against Apple Inc. and Research in Motion Limited before the International Trade Commission), judgments and settlements could have an adverse effect on the Company’s revenues, earnings, and liquidity.  A potential sale of the Company’s digital imaging patent portfolios could also result in a reduction or the cessation of license revenue related to these patents.  The Company’s failure to develop and properly manage new intellectual property could adversely affect the Company’s market positions and business opportunities.

 We have made substantial investments in new, proprietary technologies and have filed patent applications and obtained patents to protect the Company’s intellectual property rights in these technologies as well as the interests of the Company’s licensees.  There can be no assurance that the Company’s patent applications will be approved, that any patents issued will adequately protect the Company’s intellectual property or that such patents will not be challenged by third parties.

In addition, third parties may claim that the Company’s customers, licensees or other parties indemnified by us are infringing upon their intellectual property rights.  Such claims may be made by competitors seeking to block or limit the Company’s access to digital markets.  Additionally, in recent years, individuals and groups have begun purchasing intellectual property assets for the sole purpose of making claims of infringement and attempting to extract settlements from large companies like ours.  Even if we believe that the claims are without merit, the claims can be time consuming and costly to defend and distract management’s attention and resources.  Claims of intellectual property infringement also might require us to redesign affected products, enter into costly settlement or license agreements or pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling certain of the Company’s products.  Even if we have an agreement to indemnify us against such costs, the indemnifying party may be unable to uphold its contractual obligations.  If we cannot or do not license the infringed technology at all, license the technology on reasonable terms or substitute similar technology from another source the Company’s revenue and earnings could be adversely impacted.  Finally, we use open source software in connection with the Company’s products and services.  Companies that incorporate open source software into their products have, from time to time, faced claims challenging the ownership of open source software and/or compliance with open source license terms.  As a result, we could be subject to suits by parties claiming ownership of what we believe to be open source software or noncompliance with open source licensing terms.  Some open source software licenses require users who distribute open source software as part of their software to publicly disclose all or part of the source code to such software and/or make available any derivative works of the open source code on unfavorable terms or at no cost.  Any requirement to disclose the Company’s source code or pay damages for breach of contract could be harmful to the Company’s business results of operations and financial condition.

The competitive pressures we face could harm the Company’s revenue, gross margins and market share.
The markets in which we do business are highly competitive with large, entrenched, and well financed industry participants.  In certain markets where Kodak is a relatively new entrant, we have not achieved the scale of distribution of the Company’s competitors.  In addition, we encounter aggressive price competition for all the Company’s products and services from numerous companies globally.  Over the past several years, price competition in the market for digital products, film products and services has been particularly intense as competitors have aggressively cut prices and lowered their profit margins for these products.  The Company’s results of operations and financial condition may be adversely affected by these and other Industry-wide pricing pressures.  If the Company’s products, services and pricing are not sufficiently competitive with current and future competitors, we could also lose market share, adversely affecting the Company’s revenue and gross margins.

If the Company’s commercialization and manufacturing processes fail to prevent product reliability and quality issues, the Company’s product launch plans may be delayed, the Company’s financial results may be adversely impacted, and the Company’s reputation may be harmed.
In developing, commercializing and manufacturing the Company’s products and services, we must adequately address reliability and other quality issues, including defects in the Company’s engineering, design and manufacturing processes, as well as defects in third-party components included in the Company’s products.  Because the Company’s products are becoming increasingly sophisticated and complicated to develop and commercialize with rapid advances in technologies, the occurrence of defects may increase, particularly with the introduction of new product lines.  Unanticipated issues with product performance may delay product launch plans which could result in additional expenses, lost revenue and earnings.  Although we have established internal procedures to minimize risks that may arise from product quality issues, there can be no assurance that we will be able to eliminate or mitigate occurrences of these issues and associated liabilities.  Product reliability and quality issues can impair the Company’s relationships with new or existing customers and adversely affect the Company’s brand image, and the Company’s reputation as a producer of high quality products could suffer, which could adversely affect the Company’s business as well as the Company’s financial results.  Product quality issues can also result in recalls, warranty, or other service obligations and litigation.

If we cannot effectively anticipate technology trends and develop and market new products to respond to changing customer preferences, the Company’s revenue, earnings and cash flow, could be adversely affected.
We must develop and introduce new products and services in a timely manner to keep pace with technological developments and achieve customer acceptance.  If we are unable to anticipate new technology trends, for example in consumer electronics, print advertising, and commercial and consumer printing, and develop improvements to the Company’s current technology to address changing customer preferences, this could adversely affect the Company’s revenue, earnings and cash flow.  Due to changes in technology and customer preferences, the market for traditional film and paper products and services is in decline.  The Company’s success depends in part on the Company’s ability to manage the decline of the market for these traditional products by continuing to reduce the Company’s cost structure to maintain profitability.

Even if a chapter 11 plan of reorganization is consummated, continued weakness or worsening of economic conditions could continue to adversely affect the Company’s financial performance and the Company’s liquidity.
The global economic recession and declines in consumption in the Company’s end markets have adversely affected sales of both commercial and consumer products and profitability for such products and was a factor leading to the Company filing for voluntary petitions for relief under chapter 11 of the U.S. Bankruptcy Code.  Further, global financial markets have been experiencing volatility.  Consumer discretionary spending may not return to pre-recession levels in certain geographies.  Continued slower sales of consumer digital products due to the uncertain economic environment could lead to reduced sales and earnings while inventory increases.  Economic conditions could also accelerate the continuing decline in demand for traditional products, which could also place pressure on the Company’s results of operations and liquidity.  While the Company is seeking to increase sales in markets that have already experienced an economic recovery such as Asia, there is no guarantee that anticipated economic growth levels in those markets will continue in the future, or that the Company will succeed in expanding sales in these markets.  In addition, accounts receivable and past due accounts could increase due to a decline in the Company’s customers’ ability to pay as a result of the economic downturn, and the Company’s liquidity, including the Company’s ability to use credit lines, could be negatively impacted by failures of financial instrument counterparties, including banks and other financial institutions.   If the global economic weakness and tightness in the credit markets continue for a greater period of time than anticipated or worsen, the Company’s profitability and related cash generation capability could be adversely affected and, therefore, affect the Company’s ability to meet the Company’s anticipated cash needs, impair the Company’s liquidity or increase the Company’s costs of borrowing.

If we cannot attract, retain and motivate key employees, the Company’s revenue and earnings could be harmed.
In order for us to be successful, we must continue to attract, retain and motivate executives and other key employees, including technical, managerial, marketing, sales, research and support positions.  Hiring and retaining qualified executives, research and engineering professionals, and qualified sales representatives, particularly in the Company’s targeted growth markets, is critical to the Company’s future.   If we cannot attract qualified individuals, retain key executives and employees or motivate the Company’s employees, the Company’s business could be harmed.  The Company’s filing for chapter 11 may create additional distractions and uncertainty for employees, and impact the Company’s ability to retain key employees and effectively recruit new employees.  The Company’s ability to take measures to motivate and retain key employees may be restricted while operating under chapter 11.  We may experience increased levels of employee attrition.

Due to the nature of the products we sell and the Company’s worldwide distribution, we are subject to changes in currency exchange rates, interest rates and commodity costs that may adversely impact the Company’s results of operations and financial position.
As a result of the Company’s global operating and financing activities, we are exposed to changes in currency exchange rates and interest rates, which may adversely affect the Company’s results of operations and financial position.  Exchange rates and interest rates in markets in which we do business tend to be volatile and at times, the Company’s sales can be negatively impacted across all of the Company’s segments depending upon the value of the U.S. dollar, the Euro and other major currencies.  In addition, the Company’s products contain silver, aluminum, petroleum based or other commodity-based raw materials, the prices of which have been and may continue to be volatile.  If the global economic situation remains uncertain or worsens, there could be further volatility in changes in currency exchange rates, interest rates and commodity prices, which could have negative effects on the Company’s revenue and earnings.

If we are unable to provide competitive financing arrangements to the Company’s customers or if we extend credit to customers whose creditworthiness deteriorates, this could adversely impact the Company’s revenues, profitability and financial position.
The competitive environment in which we operate may require us to provide financing to the Company’s customers in order to win a contract.  Customer financing arrangements may include all or a portion of the purchase price for the Company’s products and services.  We may also assist customers in obtaining financing from banks and other sources and may provide financial guarantees on behalf of the Company’s customers.  The Company’s success may be dependent, in part, upon the Company’s ability to provide customer financing on competitive terms and on the Company’s customers’ creditworthiness.  The tightening of credit in the global financial markets has adversely affected the ability of the Company’s customers to obtain financing for significant purchases, which resulted in a decrease in, or cancellation of, orders for the Company’s products and services, and we can provide no assurance that this trend will not continue.  If we are unable to provide competitive financing arrangements to the Company’s customers or if we extend credit to customers whose creditworthiness deteriorates, this could adversely impact the Company’s revenues, profitability and financial position.

We have outsourced a significant portion of the Company’s overall worldwide manufacturing, logistics and back office operations and face the risks associated with reliance on third party suppliers.
We have outsourced a significant portion of the Company’s overall worldwide manufacturing, logistics, customer support and administrative operations to third parties.  To the extent that we rely on third party service providers, we face the risk that those third parties may not be able to:

•	develop manufacturing methods appropriate for the Company’s products;
•	maintain an adequate control environment;
•	quickly respond to changes in customer demand for the Company’s products;
•	obtain supplies and materials necessary for the manufacturing process; or
•	mitigate the impact of labor shortages and/or disruptions.

Further, even if the Company honors its payment and other obligations to the Company’s key suppliers of products, components and services, such suppliers may choose to unilaterally withhold products, components or services, or demand changes in payment terms.  As a result of such risks, we may be unable to meet the Company’s customer commitments, the Company’s costs could be higher than planned, and the Company’s cash flows and the reliability of the Company’s products could be negatively impacted.  The Company will vigorously enforce its contractual rights under such circumstances, but there is no guarantee we will be successful in preventing or mitigating the effects of unilateral actions by the Company’s suppliers.  Other supplier problems that we could face include electronic component shortages, excess supply, risks related to favorable terms, the duration of the Company’s contracts with suppliers for components and materials and risks related to dependency on single source suppliers on favorable terms or at all.  If any of these risks were to be realized, and assuming alternative third party relationships could not be established, we could experience interruptions in supply or increases in costs that might result in the Company’s inability to meet customer demand for the Company’s products, damage to the Company’s relationships with the Company’s customers, and reduced market share, all of which could adversely affect the Company’s results of operations and financial condition.

The Company’s sales are typically concentrated in the last four months of the fiscal year, therefore, lower than expected demand or increases in costs during that period may have a pronounced negative effect on the Company’s results of operations.
The demand for the Company’s consumer products is largely discretionary in nature, and sales and earnings of the Company’s consumer businesses are linked to the timing of holidays, vacations, and other leisure or gifting seasons.  Accordingly, we have typically experienced greater net sales in the fourth fiscal quarter as compared with the other three quarters.  Developments, such as lower-than-anticipated demand for the Company’s products, an internal systems failure, increases in materials costs, or failure of or performance problems with one of the Company’s key logistics, components supply, or manufacturing partners, could have a material adverse impact on the Company’s financial condition and operating results, particularly if such developments occur late in the third quarter or during the fourth fiscal quarter.  Further, with respect to the Graphic Communications Group segment, equipment and consumable sales in the commercial marketplace peak in the fourth quarter based on increased commercial print demand.  Tight credit markets that limit capital investments or a weak economy that decreases print demand could negatively impact equipment or consumable sales.   In addition, the Company’s inability to achieve intellectual property licensing revenues in the timeframe and amount we anticipate could adversely affect the Company’s revenues, earnings and cash flow.  These external developments are often unpredictable and may have an adverse impact on the Company’s business and results of operations.

If we fail to manage distribution of the Company’s products and services properly, the Company’s revenue, gross margins and earnings could be adversely impacted.
We use a variety of different distribution methods to sell and deliver the Company’s products and services, including third party resellers and distributors and direct and indirect sales to both enterprise accounts and customers.  Successfully managing the interaction of direct and indirect channels to various potential customer segments for the Company’s products and services is a complex process.  Moreover, since each distribution method has distinct risks and costs, the Company’s failure to implement the most advantageous balance in the delivery model for the Company’s products and services could adversely affect the Company’s revenue, gross margins and earnings.  Due to changes in the Company’s go to market models, we are more reliant on fewer distributors than in past periods.  This has concentrated the Company’s credit and operational risk and could result in an adverse impact on the Company’s financial performance.

We may be required to recognize additional impairments in the value of the Company’s goodwill and/or other long-lived assets, which would increase expenses and reduce profitability.
Goodwill represents the excess of the amount we paid to acquire businesses over the fair value of their net assets at the date of the acquisition.  We test goodwill for impairment annually or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  Additionally, the Company’s other long-lived assets are evaluated for impairments whenever events or changes in circumstances indicate the carrying value may not be recoverable.  Either of these situations may occur for various reasons including changes in actual or expected income or cash.  We continue to evaluate current conditions to assess whether any impairment exists.   Impairments could occur in the future if market or interest rate environments deteriorate, expected future cash flows of the Company’s reporting units decline, silver prices increase significantly, or if reporting unit carrying values change materially compared with changes in respective fair values.  In the event of a sale of the Company’s digital imaging patent portfolios, licensing revenue related to those portfolios could decline significantly and materially impact the fair value of the CDG segment.

The Company’s future results could be harmed if we are unsuccessful in the Company’s efforts to expand sales in emerging markets.
Because we are seeking to expand the Company’s sales and number of customer relationships outside the United States, and specifically in emerging markets in Asia, Latin America and Eastern Europe, the Company’s business is subject to risks associated with doing business internationally, such as:

•	supporting multiple languages;
•	recruiting sales and technical support personnel with the skills to design, manufacture, sell and supply products;
•	complying with governmental regulation of imports and exports, including obtaining required import or export approval for the Company’s products;
•	complexity of managing international operations;
•	exposure to foreign currency exchange rate fluctuations;
•	commercial laws and business practices that may favor local competition;
•	multiple, potentially conflicting, and changing governmental laws, regulations and practices, including differing export, import, tax, anti-corruption, labor, and employment laws;
•	difficulties in collecting accounts receivable;
•	limitations or restrictions on the repatriation of cash;
•	reduced or limited protection of intellectual property rights;
•	managing research and development teams in geographically disparate locations, including Canada, Israel, Japan, China, and Singapore;
•	complicated logistics and distribution arrangements; and
•	political or economic instability.

There can be no assurance that we will be able to market and sell the Company’s products in all of the Company’s targeted markets.  If the Company’s efforts are not successful, the Company’s business growth and results of operations could be harmed.

We are subject to environmental laws and regulations and failure to comply with such laws and regulations or liabilities imposed as a result of such laws and regulations could have an adverse effect on the Company’s business, results of operations and financial condition.
We are subject to environmental laws and regulations in the jurisdictions in which we conduct the Company’s business, including laws regarding the discharge of pollutants, including greenhouse gases, into the air and water, the need for environmental permits for certain operations, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites, the content of the Company’s products and the recycling and treatment and disposal of the Company’s products.  If we do not comply with applicable laws and regulations in connection with the use and management of hazardous substances, then we could be subject to liability and/or could be prohibited from operating certain facilities, which could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company’s inability to effectively complete, integrate and manage acquisitions, divestitures and other significant transactions could adversely impact the Company’s business performance including the Company’s financial results.
As part of the Company’s business strategy, we frequently engage in discussions with third parties regarding possible investments, acquisitions, strategic alliances, joint ventures, divestitures, asset sales, and outsourcing transactions and enter into agreements relating to such transactions in order to further the Company’s business objectives.  In order to pursue this strategy successfully, we must identify suitable candidates and successfully complete transactions, some of which may be large and complex, and manage post closing issues such as the integration of acquired companies or employees and the assessment of such acquired companies’ internal controls.  Integration and other risks of transactions can be more pronounced for larger and more complicated transactions, or if multiple transactions are pursued simultaneously.  If we fail to identify and complete successfully transactions that further the Company’s strategic objectives, we may be required to expend resources to develop products and technology internally, we may be at a competitive disadvantage or we may be adversely affected by negative market perceptions, any of which may have an adverse effect on the Company’s revenue, gross margins and profitability.  In addition, unpredictability surrounding the timing of such transactions could adversely affect the Company’s financial results.

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

ITEM 3.  LEGAL PROCEEDINGS

On January 19, 2012, Eastman Kodak Company (the "Company") and its U.S. subsidiaries (the "Filing Subsidiaries," and together with the Company, the "Debtors") filed voluntary petitions for relief (the "Bankruptcy Filing") under chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") case number 12-10202. The Company's foreign subsidiaries (collectively, the "Non-Filing Entities") were not part of the Bankruptcy Filing. The Debtors will continue to operate their businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. The Non-Filing Entities will continue to operate in the ordinary course of business.  On January 20, 2012, the Company and Kodak Canada Inc. (the "Canadian Borrower" and, together with the Company, the "Borrowers") entered into a Debtor-in-Possession Credit Agreement (the "DIP Credit Agreement").  As a result of the Bankruptcy, much of the pending litigation against the Debtors is stayed.  Subject to certain exceptions and approval by the Bankruptcy Court, no party can take further actions to recover pre-petition claims against the Company.  Refer to Note 1, “Chapter 11 Filing,” in the Notes to the Consolidated Financial Statements for additional information.

Subsequent to the Company’s chapter 11 filing, a number of suits were filed in federal court in the Western District of New York, as putative class action suits, against the current and certain former members of the Board of Directors, the Company’s Savings and Investment Plan (SIP) Committee and certain former and current executives of the Company.  None of these actions are reasonably possible to result in a material loss to the Company.  The suits are filed under the Employee Retirement Income Security Act (ERISA).  The allegations concern the decline in the Company’s stock price and its alleged resulting impact on SIP and on the Company’s Employee Stock Ownership Plan.  Also following the chapter 11 filing, a suit was filed in federal court in the Southern District of New York against the Chief Executive Officer, the President and Chief Operating Officer and the Chief Financial Officer, as a putative class action suit under the federal securities laws, claiming that certain of the Company statements in early 2011 were too optimistic.  Suits of this nature are not uncommon for companies in chapter 11.  On behalf of all defendants in these cases, the Company believes that the suits are without merit and will vigorously defend them.  Although the nature of litigation is inherently unpredictable, the Company reasonably expects none of these cases, individually or in the aggregate, to have a material impact upon the Company.

The Company has been named by the U.S. Environmental Protection Agency (“EPA”) as a Potentially Responsible Party (“PRP”) with potential liability for the study and remediation of the Lower Passaic River Study Area (“LPRSA”) portion of the Diamond Alkali Superfund Site, based on releases from the former Hilton Davis site in Newark and Lehn & Fink operations in Bloomfield, New Jersey.  Based on currently available information, the Company is unable to reasonably estimate a range of loss pertaining to this matter at this time.

The Company has been named as third-party defendant (along with approximately 300 other entities) in an action initially brought by the New Jersey Department of Environmental Protection (“NJDEP”) in the Supreme Court of New Jersey, Essex County against Occidental Chemical Corporation and several other companies that are successors in interest to Diamond Shamrock Corporation.  The NJDEP seeks recovery of all costs associated with the investigation, removal, cleanup and damage to natural resources occasioned by Diamond Shamrock's disposal of various forms of chemicals in the Passaic River. The damages are alleged to potentially range "from hundreds of millions to several billions of dollars."  Pursuant to New Jersey's Court Rules, the defendants were required to identify all other parties which could be subject to permissive joinder in the litigation based on common questions of law or fact.  Third-party complaints seeking contribution from more than 300 entities, which have been identified as potentially contributing to the contamination in the Passaic, were filed on February 5, 2009.  Refer to Note 11, “Commitments and Contingencies,” in the Notes to Financial Statements for additional information.

On November 20, 2008, Research in Motion Ltd. and Research in Motion Corp. (collectively “RIM”) filed a declaratory judgment action against the Company in Federal District Court in the Northern District of Texas.  The suit, Research in Motion Limited and Research in Motion Corporation v. Eastman Kodak Company, seeks to invalidate certain Company patents related to digital camera technology and software object linking, and seeks a determination that RIM handheld devices do not infringe such patents.  On February 17, 2009, the Company filed its answer and counterclaims for infringement of each of these same patents.  A pretrial hearing known as a Markman hearing was held on March 23, 2010.  The Court has not yet issued its Markman decision.  The Court has rescheduled to March 2012 a trial on merits which was originally scheduled for December 2010.  On January 19, 2012 the Judge issued an order to stay the case.  On February 10, 2012, RIM filed a motion to lift the stay.  Kodak and the Unsecured Creditors Committee did not oppose this motion.

On January 14, 2010 the Company filed a complaint with the International Trade Commission (“ITC”) against Apple Inc. and RIM for infringement of a patent related to digital camera technology.  In the Matter of Certain Mobile Telephones and Wireless Communication Devices Featuring Digital Cameras and Components Thereof, the Company is seeking a limited exclusion order preventing importation of infringing devices including iPhones and camera-enabled Blackberry devices.  On February 16, 2010, the ITC ordered that an investigation be instituted to determine whether importation or sale of the accused Apple and RIM devices constitutes violation of the Tariff Act of 1930.  A Markman hearing was held in May 2010.  A hearing on the merits occurred in September 2010.  In December 2010, as a result of re-examination proceedings initiated by RIM and other parties, the U.S. Patent and Trademark Office affirmed the validity of the same patent claim at issue in the ITC investigation.  On January 24, 2011, the Company received notice that the ITC Administrative Law Judge (“ALJ”) had issued an initial determination recommending that the Commission find the patent claim at issue invalid and not infringed.  The Company petitioned the Commission to review the initial determination of the ALJ.  On March 25, 2011, the ITC issued a notice of its decision to review the ALJ’s initial determination in its entirety.  On June 30, 2011, the Commission issued a decision affirming in part, reversing in part and remanding the case to the ALJ for further proceedings.  On October 24, 2011 the investigation was permanently reassigned to a newly appointed ALJ, following the retirement of the ALJ to whom the case was previously assigned.  On December 15, 2011, the ALJ issued an order setting new dates for the initial determination and target date as May 21, 2012 and September 21, 2012, respectively.  On December 27, 2011, the ALJ issued an order setting forth the remand schedule and the scope of discovery on remand.

On January 14, 2010 the Company filed two suits against Apple Inc. in the Federal District Court in the Western District of New York (Eastman Kodak Company v. Apple Inc.) claiming infringement of patents related to digital cameras and certain computer processes.  The Company is seeking unspecified damages and other relief.  The case related to digital cameras has been stayed pending the ITC action referenced above.  On April 15, 2010, Apple Inc. filed a counterclaim against Kodak in the case related to certain computer processes, claiming infringement of patents related to digital cameras and all-in-one printers.

On April 15, 2010, Apple Inc. filed a complaint in the ITC against Kodak asserting infringement of patents related to digital cameras.  In the Matter of Certain Digital Imaging Devices and Related Software, Apple is seeking a limited exclusion order preventing importation of infringing devices.  A hearing on the merits before an ALJ was concluded on February 2, 2011.  The ALJ issued an initial determination on May 18, 2011, finding that Kodak did not infringe Apple’s patents and finding one Apple patent invalid.  Apple petitioned to the ITC for a review of the ALJ’s initial determination.  On July 18, 2011, the ITC determined not to review the ALJ’s determination.  On September 16, 2011, Apple appealed this decision to the Court of Appeals for the Federal Circuit.

On April 15, 2010 Apple also filed in Federal District Court in the Northern District of California (Apple Inc. v. Eastman Kodak Company) a complaint asserting infringement of the same patents asserted in the ITC.  This case has been stayed pending the ITC action appealed to the Federal Circuit referenced above.

On August 26, 2010, Apple filed a claim in California State Court (Santa Clara) claiming ownership of the Kodak patent asserted by Kodak against Apple in the ITC action referenced above.  This action was removed to Federal District Court in the Northern District of California and subsequently dismissed.  Apple has amended its answer in the stayed Western District of New York case pertaining to digital cameras referenced above, to incorporate its ownership claim.

On January 10, 2012 the Company filed a complaint with the ITC against Apple Inc. and HTC Corp., HTC America, Inc. and Exedea, Inc. (collectively “HTC”) for infringement of patents related to digital imaging technology.  In the Matter of Certain Electronic Devices For Capturing and Transmitting Images, and Components Thereof, the Company is seeking a limited exclusion order preventing importation of infringing devices, including certain of Apple’s iPhones, iPads and iPods and certain of HTC’s smartphones and tablets.  The ITC has not yet instituted the investigation.

On January 10, 2012 the Company filed a lawsuit against Apple Inc. in the Federal District Court in the Western District of New York (Eastman Kodak Company v. Apple Inc.) claiming infringement of patents related to digital imaging technology.  The Company is seeking unspecified damages and other relief.

On January 10, 2012 the Company filed a lawsuit against HTC in the Federal District Court in the Western District of New York (Eastman Kodak Company v. HTC Corp., HTC America, Inc. and Exedea, Inc.) claiming infringement of patents related to digital imaging technology.  The Company is seeking unspecified damages and other relief.

The Company and its subsidiaries are involved in various lawsuits, claims, investigations and proceedings, including commercial, customs, employment, environmental, and health and safety matters, which are being handled and defended in the ordinary course of business.  In addition, the Company is subject to various assertions, claims, proceedings and requests for indemnification concerning intellectual property, including patent infringement suits involving technologies that are incorporated in a broad spectrum of the Company’s products.  These matters are in various stages of investigation and litigation, and are being vigorously defended.  Much of the pending litigation against the Debtors has been stayed as a result of the chapter 11 filing and will be subject to resolution in accordance with the Bankruptcy Code and the orders of the Bankruptcy Court.  Although the Company does not expect that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial condition or results of operations, litigation is inherently unpredictable.  Therefore, judgments could be rendered or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period.  The Company routinely assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instructions G (3) of Form 10-K, the following list is included as an unnumbered item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders.

			Date First Elected
			an	to
			Executive	Present
Name	Age	Positions Held	Officer	Office

Philip J. Faraci	56	President and Chief Operating Officer	2005	2007
Pradeep Jotwani	57	Senior Vice President	2010	2010
Antoinette P. McCorvey	54	Chief Financial Officer and Senior Vice President	2007	2010
Gustavo Oviedo	59	Vice President	2007	2011
Antonio M. Perez	66	Chairman of the Board, Chief Executive Officer	2003	2005
Laura G. Quatela	54	President and Chief Operating Officer	2006	2012
Eric H. Samuels	44	Chief Accounting Officer and Corporate Controller	2009	2009
Patrick M. Sheller	50	Chief Administrative Officer, General Counsel & Secretary, and Senior Vice President	2012	2012
Terry R. Taber	57	Senior Vice President	2008	2010

Executive officers are elected annually in February.

All of the executive officers have been employed by Kodak in various executive and managerial positions for at least five years, except Mr. Jotwani, who joined the Company on September 29, 2010.

The executive officers' biographies follow:

Philip J. Faraci

Philip Faraci was named President and Chief Operating Officer, Eastman Kodak Company, in September 2007.  As President and COO, Mr. Faraci's current responsibilities focus on the Commercial Segment and the Company's sales and regional operations.

From September 2007 to December 2011, Mr. Faraci was responsible for the day-to-day management of Kodak’s three major businesses:  CDG, GCG, and FPEG.  He joined Kodak as Director, Inkjet Systems Program in December 2004.  In February 2005, he was elected a Senior Vice President of the Company.  In June 2005, he was also named Director, Corporate Strategy & Business Development.

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

Pradeep Jotwani

Pradeep Jotwani joined Kodak in September 2010 as President, Consumer Digital Imaging Group, Chief Marketing Officer, and Senior Vice President.

Mr. Jotwani was named President of the Consumer Segment in January 2012 which expands his responsibilities to include all of Kodak's consumer digital and traditional product lines.  He remains Chief Marketing Officer of Eastman Kodak Company.

As President, Consumer Business, Mr. Jotwani is responsible for Retail Systems and Solutions, KODAK Gallery – the Company’s online photo service, Consumer Inkjet Printers, Digital Capture and Devices, Paper & Output Systems, Event Imaging Solutions, and Consumer Film.

As Kodak’s CMO, Mr. Jotwani is responsible for overall marketing at Kodak, including social media, customer relationship management, brand management, online commerce, and the Company’s website, www.kodak.com.

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

After 25 years at HP, and prior to joining Kodak, Mr. Jotwani served as an operating executive at a private equity firm, participated on several public and private corporate boards, was a Leadership Fellow at Stanford University’s Graduate School of Business, and lent his time to a series of civic and non-profit organizations.  He recently resigned from the board of RealNetworks, Inc., a pioneer of streaming media and the provider of network-delivered digital media products and services worldwide, after serving for over 3 years in various capacities, including Chair of the Compensation Committee and member of the Audit Committee.

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

From March 2007 to December 2008, Mr. Oviedo was Asia Pacific Region Managing Director, Eastman Kodak Company.  He also served as Managing Director, Asia Pacific Region for Kodak’s Graphic Communications Group, a position he assumed in 2006 following Kodak's acquisition of Kodak Polychrome Graphics (KPG).  In this role, Oviedo was responsible for the entire Kodak business and strategic product portfolio in the region.  The Board of Directors elected him a Corporate Vice President in December 2007.

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

Laura G. Quatela

Laura G. Quatela was elected President and Chief Operating Officer effective January 1, 2012.  As President and COO, her current responsibilities focus on the Consumer Segment, including the Intellectual Property business, and certain corporate functions.  Ms. Quatela will serve alongside Mr. Faraci, who continues in his role as President of the Company.

In January 2011, she was named General Counsel and elected a Senior Vice President.  Ms. Quatela was appointed Chief Intellectual Property Officer in January 2008 and retained this role in tandem with her duties leading the company's Legal organization.  As Chief Intellectual Property Officer, she was responsible for IP strategy and policy, the Senior IP Strategy Council, and external IP affairs.

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

Eric H. Samuels

Eric H. Samuels was appointed Corporate Controller and Chief Accounting Officer in July 2009.  Mr. Samuels previously served as Kodak's Assistant Corporate Controller and brings to his position over 20 years of leadership experience in corporate finance and public accounting.  He joined Kodak in 2004 as Director, Accounting Research and Policy.

Prior to joining Kodak, Mr. Samuels had a 14-year career in public accounting during which he served as a senior manager at KPMG LLP's Department of Professional Practice (National Office) in New York City.  Prior to joining KPMG in 1996, he worked in Ernst & Young's New York City office.

Patrick M. Sheller

Patrick M. Sheller is General Counsel, Secretary and Chief Administrative Officer.  As General Counsel, he is responsible for the Company’s world-wide legal function and for providing legal advice to senior management.  As Corporate Secretary, Mr. Sheller is responsible for ensuring that the Board of Directors has the proper advice and resources for discharging its fiduciary duty under law, and ensuring that the Company’s corporate records reflect the Board's actions.  He is the principal advisor to the Board and senior management on the federal securities laws and regulations.  As Chief Administrative Officer (CAO), Mr. Sheller oversees the following corporate functions:  Human Resources; Communications & Public Affairs; Worldwide Information Systems; and Health, Safety & Environment.

Mr. Sheller joined Kodak in 1993 as Marketing, Antitrust & Litigation counsel to the Company’s former Health Group and has held several roles within Kodak’s Legal Department.  From 1999 to 2004, he served as Kodak’s Chief Antitrust Counsel.  From 2000 to 2004, Mr. Sheller was on assignment to Kodak’s European, African & Middle Eastern Region (EAMER), where he advised Kodak’s EAMER businesses on commercial legal issues.  He returned to Kodak’s Rochester headquarters in 2004 to assume business development and operating roles in Kodak’s Health Care Information Systems business.  From 2005 to 2011, Mr. Sheller served as Chief Compliance Officer of the Company reporting to the Audit Committee of the Board of Directors.  He was also Assistant Secretary from 2006 to 2009.  In January 2012, the Board of Directors elected Mr. Sheller a Senior Vice President of the Company.

Before joining Kodak, Mr. Sheller was in private law practice with the Washington, D.C. firm McKenna & Cuneo (now McKenna, Long & Aldridge) where he specialized in antitrust and health care law.  From 1986 to 1989, he worked for the Federal Trade Commission in Washington, D.C., where he served as an Attorney Advisor to the Chairman and as a Staff Attorney in the Commission’s Bureau of Competition.

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

Until January 19, 2012, the Company’s common stock traded on the New York Stock Exchange (NYSE) under the symbol “EK”.  Effective January 19, 2012, the NYSE suspended trading of the Company’s common stock following the announcement that the Company had commenced the chapter 11 filing.  Effective February 14, 2012, the Company’s common stock was delisted from the NYSE.

Eastman Kodak Company common stock is currently traded on the Over the Counter market under the symbol "EKDKQ.PK."  There were 49,520 shareholders of record of common stock as of January 31, 2012.

MARKET PRICE DATA

The market price data below reflects the trading of the stock on the NYSE prior to December 31, 2011 and are not indicative of trading prices since the stock was delisted.  On February 28, 2012, the highest reported bid quotation for the stock was $.36 per share.

	2011		2010
Price per share:	High	Low	High	Low

1st Quarter	$5.85	$2.90	$6.94	$4.12
2nd Quarter	$3.81	$2.75	$9.08	$4.33
3rd Quarter	$3.44	$0.54	$5.11	$3.49
4th Quarter	$1.63	$0.62	$5.95	$3.84

DIVIDEND INFORMATION

On April 30, 2009, the Company announced that its Board of Directors decided to suspend future cash dividends on its common stock effective immediately.  Consequently, there were no dividends paid during 2009, 2010, or 2011.

Dividends may be restricted under the Company’s debt agreements.  Refer to Note 9, “Short-Term Borrowings and Long-Term Debt,” in the Notes to Financial Statements.

PERFORMANCE GRAPH - SHAREHOLDER RETURN

The following graph compares the performance of the Company's common stock with the performance of the Standard & Poor's (S&P) Information Technology Index, the Standard & Poor’s Midcap 400 Composite Stock Price Index, and the Standard & Poor’s Consumer Discretionary Index by measuring the changes in common stock prices from December 31, 2006, plus reinvested dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Eastman Kodak Company, the S&P Midcap 400 Index, the S&P Information Technology Index, and the S&P Consumer Discretionary Index

$140
$120
$100
$80
$60
$40
$20
$0
12/06
12/07
12/08
12/09
12/10
12/11
Eastman Kodak Company
S&P Midcap 400
S&P Information Technology
S&P Consumer Discretionary

*$100 invested on 12/31/06 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2012 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.
(www.researchdatagroup.com/S&P.htm)

	12/06	12/07	12/08	12/09	12/10	12/11

Eastman Kodak Company	100.00	86.35	27.05	17.35	22.03	2.67
S&P Midcap 400	100.00	107.98	68.86	94.60	119.80	117.72
S&P Information Technology	100.00	116.31	66.13	106.95	117.85	120.69
S&P Consumer Discretionary	100.00	86.79	57.72	81.56	104.12	110.50

The Company has elected to include the S&P Information Technology index in the comparison, because it believes this index is more reflective of the industries in which the Company operates, and therefore provides a better comparison of returns than the S&P Midcap 400 Composite Stock Price Index or the S&P Consumer Discretionary index.

ITEM 6.  SELECTED FINANCIAL DATA

Refer to Summary of Operating Data on page 117.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS (“MD&A”) OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Kodak for the three years ended December 31, 2011, 2010 and 2009.  All references to Notes relate to Notes to the Financial Statements in Item 8. “Financial Statements and Supplementary Data.”

OVERVIEW

In 2011, Kodak had three reportable business segments, which are more fully described later in this discussion in “Kodak Operating Model and Reporting Structure.”  The three business segments in 2011 were:  Consumer Digital Imaging Group, Graphic Communications Group and Film, Photofinishing and Entertainment Group.

The Company’s digital growth strategy has centered on exploiting its competitive advantage at the intersection of materials science and digital imaging science.  The Company has leading market positions in large markets including digital printing plates, scanners, and kiosks.  In addition, the Company has been introducing differentiated value propositions in new growth markets that are in transformation.  These digital growth initiatives are: consumer inkjet, within CDG, and commercial inkjet, workflow software and services, and packaging solutions within GCG.

While the digital growth initiatives have largely required investment, the Company’s strategy has been to gain scale in these product lines to enable a more significant and profitable contribution from them.  Revenue from these growth initiative product lines grew 17% for the year ended December 31, 2011 versus the prior year.

The Company has been using cash received from operations, including intellectual property licensing, and the sale of non-core assets, to fund its investment in the digital growth initiatives and its transformation from a traditional manufacturing company to a digital technology company.  In July 2011, the Company announced that it is exploring strategic alternatives related to its digital imaging patent portfolios.  As this process proceeds, the Company will continue to pursue its patent licensing program as well as all litigation related to its digital imaging patents.  The Company faces short-term uncertainty relating to certain of the Company’s intellectual property licensing activities pending the outcome of the infringement litigation against Apple Inc. and Research in Motion Ltd. before the International Trade Commission.

Revenue and profitability for the year ended December 31, 2011 declined from the prior year primarily due to a decrease in non-recurring intellectual property licensing arrangements from the prior year.  Revenue and profitability were also negatively impacted by industry-related volume declines and increased commodity costs, particularly silver, in FPEG.  The Company has been utilizing price increases and silver-indexed pricing models, as well as its silver hedging program to mitigate the impact of historically high silver prices on FPEG.  Revenue declines also resulted from competitive pricing pressures and participation choices made by the Company in digital cameras within CDG.  In February 2012 the Company announced plans to phase out its dedicated capture devices business, including digital cameras, pocket video cameras, and digital picture frames in the first half of 2012.

While some of the revenue decline was offset by revenue growth in consumer inkjet and GCG, profitability was also negatively impacted by the ongoing investment in the consumer and commercial inkjet businesses.

The Company’s Bankruptcy Filing is intended to permit the Company to reorganize and improve liquidity in the U.S. and abroad, monetize non-strategic intellectual property, fairly resolve legacy liabilities, and focus on the most valuable business lines to enable sustainable profitability.  The Company’s goal is to develop and implement a reorganization plan that meets the standards for confirmation under the Bankruptcy Code.  Confirmation of a reorganization plan could materially alter the classifications and amounts reported in the Company’s consolidated financial statements, which do not give effect to any adjustments to the carrying values of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a reorganization plan or other arrangement or the effect of any operational changes that may be implemented.

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

The consolidated financial statements and related notes have been prepared assuming that the Company will continue as a going concern, although its Bankruptcy Filing raises substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or to the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

Revenue Recognition

The Company's revenue transactions include sales of the following: products, equipment, software, services, integrated solutions, and intellectual property licensing.  The Company recognizes revenue when it is realized or realizable and earned.  The timing and the amount of revenue recognized from the licensing of intellectual property depend upon a variety of factors, including the specific terms of each agreement and the nature of the deliverables and obligations.  For the sale of multiple-element arrangements, including whereby equipment or intellectual property is combined in a revenue generating transaction with other elements, the Company allocates to, and recognizes revenue from, the various elements based on their relative selling price.  As of January 1, 2011, the Company allocates to, and recognizes revenue from, the various elements of multiple-element arrangements based on relative selling price of a deliverable, using: vendor-specific objective evidence, third-party evidence, and best estimated selling price in accordance with the selling price hierarchy.

At the time revenue is recognized, the Company also records reductions to revenue for customer incentive programs.  Such incentive programs include cash and volume discounts, price protection, promotional, cooperative and other advertising allowances.  For those incentives that require the estimation of sales volumes or redemption rates, such as for volume rebates, the Company uses historical experience and both internal and customer data to estimate the sales incentive at the time revenue is recognized.  In the event that the actual results of these items differ from the estimates, adjustments to the sales incentive accruals would be recorded.

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

For goodwill testing purposes, the components of the FPEG operating segment are similar and, therefore, the segment meets the requirement of a reporting unit.  Likewise, the components of the CDG are similar and, therefore, the segment meets the definition of a reporting unit.  The GCG operating segment has two reporting units: the Business Services and Solutions Group (“BSSG”) reporting unit and the Commercial Printing reporting unit (consisting of the Prepress Solutions and Digital Printing Solutions strategic product groups).  The Commercial Printing reporting unit consists of components that have similar economic characteristics and, therefore, have been aggregated into a single reporting unit.

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

Determining the fair value of a reporting unit involves the use of significant estimates and assumptions.  The Company estimates the fair value of its reporting units utilizing an income approach.  To estimate fair value utilizing the income approach, the Company establishes an estimate of future cash flows for each reporting unit and discounts those estimated future cash flows to present value.  Key assumptions used in the income approach for the September 30, 2011 goodwill impairment tests were: (a) expected cash flows for the period from October 1, 2011 to December 31, 2018; and (b) discount rates of 19% to 25%, which were based on the Company’s best estimates of the after-tax weighted-average cost of capital of each reporting unit.

Based upon the results of the Company’s September 30, 2011 goodwill impairment tests, the Company concluded that the carrying value of goodwill for its Commercial Printing reporting unit exceeded the implied fair value of goodwill.  The Company recorded a pre-tax impairment charge of $8 million during the three month period ended September 30, 2011.  For the Company’s other reporting units with remaining goodwill balances (CDG and BSSG), no impairment of goodwill was indicated.

A 20 percent change in estimated future cash flows or a 10 percentage point change in discount rate would not have caused additional goodwill impairment charges to be recognized by the Company as of September 30, 2011.  Additional impairment of goodwill could occur in the future if market or interest rate environments deteriorate, expected future cash flows decrease or if reporting unit carrying values change materially compared with changes in respective fair values.  In the case of a sale of the Company’s digital imaging patent portfolios, licensing revenue related to those portfolios, which are included within the CDG reporting unit, could decline significantly and materially impact the fair value of this reporting unit.

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

Income Taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of operating losses, credit carryforwards and temporary differences between the carrying amounts and tax basis of the Company’s assets and liabilities.  The Company records a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized.  The Company has considered forecasted earnings, future taxable income, the geographical mix of earnings in the jurisdictions in which the Company operates and prudent and feasible tax planning strategies in determining the need for these valuation allowances.  As of December 31, 2011, the Company has net deferred tax assets before valuation allowances of approximately $3.1 billion and a valuation allowance related to those net deferred tax assets of approximately $2.6 billion, resulting in net deferred tax assets of approximately $0.5 billion.  If the Company were to determine that it would not be able to realize a portion of its net deferred tax assets in the future, for which there is currently no valuation allowance, an adjustment to the net deferred tax assets would be charged to earnings in the period such determination was made.  Conversely, if the Company were to make a determination that it is more likely than not that deferred tax assets, for which there is currently a valuation allowance, would be realized, the related valuation allowance would be reduced and a benefit to earnings would be recorded.  During 2011, the Company determined that it is more likely than not that a portion of the deferred tax assets outside the U.S. would not be realized and accordingly, recorded a provision of $53 million associated with the establishment of a valuation allowance on those deferred tax assets.

During 2011, the Company concluded that the undistributed earnings of its foreign subsidiaries would no longer be considered permanently reinvested.  After assessing the assets of the subsidiaries relative to specific opportunities for reinvestment, as well as the forecasted uses of cash for both its domestic and foreign operations, the Company concluded that it was prudent to change its indefinite reinvestment assertion to allow greater flexibility in its cash management.

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

Pension and Other Postretirement Benefits

The Company’s defined benefit pension and other postretirement benefit costs and obligations are estimated using several key assumptions.  These assumptions, which are reviewed at least annually by the Company, include the discount rate, long-term expected rate of return on plan assets (“EROA”), salary growth, healthcare cost trend rate and other economic and demographic factors.  Actual results that differ from the Company’s assumptions are recorded as unrecognized gains and losses and are amortized to earnings over the estimated future service period of the active participants in the plan or, if almost all of a plan’s participants are inactive, the average remaining lifetime expectancy of inactive participants, to the extent such total net unrecognized gains and losses exceed 10% of the greater of the plan's projected benefit obligation or the calculated value of plan assets.  Significant differences in actual experience or significant changes in future assumptions would affect the Company’s pension and other postretirement benefit costs and obligations.

The EROA assumption is based on a combination of formal asset and liability studies that include forward-looking return expectations, given the current asset allocation.  The EROA, once set, is applied to the calculated value of plan assets in the determination of the expected return component of the Company’s pension income or expense.  The Company uses a calculated value of plan assets, which recognizes changes in the fair value of assets over a four-year period, to calculate expected return on assets.  At December 31, 2011, the calculated value of the assets of the Company’s major U.S. and Non-U.S. defined benefit pension plans was approximately $7.3 billion and the fair value was approximately $7.2 billion.  Asset gains and losses that are not yet reflected in the calculated value of plan assets are not included in amortization of unrecognized gains and losses.

The Company reviews its EROA assumption annually.  To facilitate this review, every three years, or when market conditions change materially, the Company’s larger plans will undertake asset allocation or asset and liability modeling studies.  The weighted average EROA for major U.S. and non-U.S. defined benefit pension plans used to determine net pension expense was 8.09% and 7.79%, respectively, for the year ended December 31, 2011.

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

The following table illustrates the sensitivity to a change to certain key assumptions used in the calculation of expense for the year ending December 31, 2012 and the projected benefit obligation (“PBO”) at December 31, 2011 for the Company's major U.S. and non-U.S. defined benefit pension plans:

(in millions)	Impact on 2012 Pre-Tax Pension Expense Increase (Decrease)		Impact on PBO December 31, 2011 Increase (Decrease)

	U.S.	Non-U.S.	U.S.	Non-U.S.

Change in assumption:
25 basis point decrease in discount rate	$6	$3	$128	$125
25 basis point increase in discount rate	(6)	(3)	(122)	(119)
25 basis point decrease in EROA	11	6	N/A	N/A
25 basis point increase in EROA	(11)	6	N/A	N/A

Total pension cost from continuing operations before special termination benefits, curtailments, and settlements for the major funded and unfunded defined benefit pension plans in the U.S. is expected to change from income of $61 million in 2011 to expense of approximately $45 million in 2012, due primarily to an expected increase in amortization of actuarial losses.  Pension expense from continuing operations before special termination benefits, curtailments and settlements for the major funded and unfunded non-U.S. defined benefit pension plans is projected to increase from $43 million in 2011 to approximately $67 million in 2012.

Additionally, the Company expects the expense, before curtailment and settlement gains and losses of its major other postretirement benefit plans, to be approximately $5 million in 2012 as compared with expense of $20 million for 2011.  The decrease is due primarily to an expected decrease in interest expense.

Benefit plans in the U.S. are subject to the bankruptcy proceedings.

Environmental Commitments

Environmental liabilities are accrued based on undiscounted estimates of known environmental remediation responsibilities.  The liabilities include accruals for sites owned or leased by the Company, sites formerly owned or leased by the Company, and other third party sites where the Company was designated as a potentially responsible party (“PRP”).  The amounts accrued for such sites are based on these estimates, which are determined using the ASTM Standard E 2137-06, “Standard Guide for Estimating Monetary Costs and Liabilities for Environmental Matters.”  The overall method includes the use of a probabilistic model that forecasts a range of cost estimates for the remediation required at individual sites.  The Company’s estimate includes equipment and operating costs for investigations, remediation and long-term monitoring of the sites.  Such estimates may be affected by changing determinations of what constitutes an environmental liability or an acceptable level of remediation.  The Company’s estimate of its environmental liabilities may also change if the proposals to regulatory agencies for desired methods and outcomes of remediation are viewed as not acceptable, or additional exposures are identified.  The Company has an ongoing monitoring process to assess how activities, with respect to the known exposures, are progressing against the accrued cost estimates.

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

See Note 2, “Significant Accounting Policies,” in the Notes to Financial Statements in Item 8.

KODAK OPERATING MODEL AND REPORTING STRUCTURE

For 2011, the Company had three reportable segments: CDG, GCG, and FPEG.  Within each of the Company’s reportable segments are various components, or Strategic Product Groups (“SPGs”).  Throughout the remainder of the MD&A, references to the segments’ SPGs are indicated in italics.  The balance of the Company's continuing operations, which individually and in the aggregate do not meet the criteria of a reportable segment, are reported in All Other.  A description of the segments is as follows:

Consumer Digital Imaging Group Segment (“CDG”):  This segment provides a full range of digital imaging products and service offerings to consumers.  CDG encompasses the following SPGs.  Products and services included within each SPG are identified below.

Digital Capture and Devices includes digital still and pocket video cameras, digital picture frames, accessories, branded licensed products, and licensing activities related to the Company’s intellectual property in digital imaging products.   As announced on February 9, 2012, the Company plans to phase out its dedicated capture devices business, including digital cameras, pocket video cameras, and digital picture frames in the first half of 2012.

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

Business Services and Solutions includes workflow software and digital controllers, document scanning products and services and related maintenance offerings.  Also included in this SPG are the activities related to the Company’s business solutions and consulting services.

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

Change in Segment Measure of Profit and Loss

During the first quarter of 2011, the Company changed its segment measure of profit and loss to exclude certain components of pension and other postretirement obligations (OPEB).  As a result of this change, the operating segment results exclude the interest cost, expected return on plan assets, amortization of actuarial gains and losses, and special termination benefit, curtailment and settlement components of pension and OPEB expense.  The service cost and amortization of prior service cost components continue to be reported as part of operating segment results.

Prior period segment results have been revised to reflect this change.

2012 Reportable Segments

For 2012, the Company will report financial information for two reportable segments; Commercial Group and Consumer Group.

The Commercial Group will be comprised of the following: Graphics, Entertainment & Commercial Film Business, Digital and Functional Printing, and Enterprise Services and Solutions.

The Consumer Group will be comprised of the following:  Intellectual Property and the Consumer Business: Retail Systems Solutions, Consumer Inkjet Systems, Traditional Photofinishing, and Digital Capture and Devices.

DETAILED RESULTS OF OPERATIONS
Net Sales from Continuing Operations by Reportable Segment and All Other (1)

	For the Year Ended December 31,
(in millions)	2011	Change	Foreign Currency Impact	2010	Change	Foreign Currency Impact	2009

Consumer Digital Imaging Group
Inside the U.S.	$864	-51%	0%	$1,778	+9%	0%	$1,626
Outside the U.S.	875	-8	+2	953	-5	-2	1,000
Total Consumer Digital Imaging Group	1,739	-36	+1	2,731	+4	-1	2,626

Graphic Communications Group
Inside the U.S.	738	-9	0	811	-2	0	825
Outside the U.S.	1,998	+7	+5	1,863	-2	0	1,893
Total Graphic Communications Group	2,736	+2	+3	2,674	-2	0	2,718

Film, Photofinishing and Entertainment Group
Inside the U.S.	456	-16	0	542	+6	0	509
Outside the U.S.	1,091	-11	+3	1,220	-30	0	1,753
Total Film, Photofinishing and Entertainment Group	1,547	-12	+2	1,762	-22	0	2,262

All Other
Inside the U.S.	-			-			3
Outside the U.S.	-			-			-
Total All Other	-			-			3

Consolidated
Inside the U.S.	2,058	-34	0	3,131	+6	0	2,963
Outside the U.S.	3,964	-2	+4	4,036	-13	-1	4,646
Consolidated Total	$6,022	-16%	+2%	$7,167	-6%	0%	$7,609

(1)           Sales are reported based on the geographic area of destination.

(Loss) Earnings from Continuing Operations Before Interest Expense, Other Income (Charges), Net and Income Taxes by Reportable Segment and All Other

	For the Year Ended December 31,
(in millions)	2011	Change	2010	Change	2009

Consumer Digital Imaging Group	$(349)	-226%	$278	+2880%	$(10)
Graphic Communications Group	(191)	-101	(95)	+11	(107)
Film, Photofinishing and Entertainment Group	34	-63	91	-51	187
All Other	-	+100	(1)	+94	(16)
Total	(506)	-285	273	+406	54
Restructuring costs, rationalization and other	(133)		(78)		(258)
Corporate components of pension and OPEB (expense) income	(28)		96		85
Other operating income (expenses), net	67		(619)		88
Adjustments to contingencies and legal reserves/settlements	-		(8)		3
Interest expense	(156)		(149)		(119)
Loss on early extinguishment of debt	-		(102)		-
Other income (charges), net	(2)		26		30
Loss from continuing operations before income taxes	$(758)	-35%	$(561)	-379%	$(117)

RESULTS OF OPERATIONS - CONTINUING OPERATIONS

CONSOLIDATED

(dollars in millions)	For the Year Ended
	December 31,
	2011	% of Sales	% Change	2010	% of Sales	% Change	2009	% of Sales

Net sales	$6,022		-16%	$7,167		-6%	$7,609
Cost of sales	5,135		-2%	5,221		-11%	5,850
Gross profit	887	15%	-54%	1,946	27%	11%	1,759	23%
Selling, general and administrative expenses	1,159	19%	-9%	1,275	18%	-2%	1,298	17%
Research and development costs	274	5%	-14%	318	4%	-9%	351	5%
Restructuring costs, rationalization and other	121		73%	70		-69%	226
Other operating (income) expenses, net	(67)		111%	619		-803%	(88)
Loss from continuing operations before interest expense, other income (charges), net and income taxes	(600)	-10%	-79%	(336)	-5%	-1100%	(28)	0%
Interest expense	156		5%	149		25%	119
Loss on early extinguishment of debt, net	-			102			-
Other income (charges), net	(2)		-108%	26		-13%	30
Loss from continuing operations before income taxes	(758)		-35%	(561)		-379%	(117)
Provision for income taxes	9		-92%	114		-1%	115
Loss from continuing operations	(767)	-13%	-14%	(675)	-9%	-191%	(232)	-3%
Earnings (loss) from discontinued operations, net of income taxes	3			(12)			17
Extraordinary item, net of tax	-			-			6
NET LOSS	(764)			(687)			(209)
Less: Net earnings attributable to noncontrolling interests	-			-			(1)
NET LOSS ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$(764)		-11%	$(687)		-227%	$(210)

	For the Year Ended
	December 31,		Change vs. 2010
	2011 Amount	Change vs. 2010	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Total net sales	$6,022	-16%	-5%	-13%	2%	n/a

Gross profit margin	15%	-12pp	n/a	-10pp	1pp	-3pp

	For the Year Ended
	December 31,		Change vs. 2009
	2010 Amount	Change vs. 2009	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Total net sales	$7,167	-6%	-6%	0%	0%	n/a

Gross profit margin	27%	4pp	n/a	1pp	0pp	3pp

Revenues

For the year ended December 31, 2011, net sales decreased approximately 16% compared with the same period in 2010 due to a decline in the CDG segment primarily driven by lower revenue from non-recurring intellectual property licensing agreements (-11%), as discussed below.  Also contributing to the decrease in net sales were industry-related volume declines within the FPEG segment (-4%), and volume declines in the CDG segment (-2%).

For the year ended December 31, 2010, net sales decreased approximately 6% compared with the same period in 2009 primarily due to volume declines in the FPEG segment (-6%).  Favorable price/mix in the CDG segment (+2%) was largely offset by unfavorable price/mix in the GCG segment (-2%).

Included in revenues were non-recurring intellectual property licensing agreements.  These licensing agreements contributed $82 million, $838 million, and $435 million to revenues in 2011, 2010, and 2009, respectively.  In July 2011, the Company announced that it is exploring strategic alternatives, including a potential sale, related to its digital imaging patent portfolios.  As this process proceeds, the Company will continue to pursue its patent licensing program as well as all litigation related to its digital imaging patents.

Gross Profit

The decrease in gross profit margin from 2010 to 2011 was driven by unfavorable price/mix within the CDG segment (-10pp), largely due to the decrease in revenue from the non-recurring intellectual property agreements as discussed below.  Also contributing to the decline in gross profit margin were higher commodity-related costs, primarily within the FPEG segment related to silver (-3pp).  Higher cost of sales in the GCG segment (-2pp), attributable to continuing start-up costs associated with the stabilization of the PROSPER printing systems, also contributed to the decline.  Partially offsetting these declines were cost improvements in the CDG segment (+1pp), due to improved quality and component cost reductions.

The increase in gross profit margin from 2009 to 2010 was primarily driven by manufacturing and other cost reductions within the CDG (+2pp) and GCG (+1pp) segments.  Also contributing to the increase in gross profit margin was favorable price/mix in the CDG segment (+2pp), partially offset by unfavorable price/mix in the GCG segment (-1pp).

Included in gross profit were non-recurring intellectual property licensing agreements.  These licensing agreements contributed $82 million, $838 million, and $435 million to gross profit for non-recurring agreements in 2011, 2010, and 2009, respectively.

Selling, General and Administrative Expenses

The decreases in consolidated selling, general and administrative (SG&A) expenses from 2010 to 2011 were primarily attributable to reduced advertising expense in the CDG and GCG segments.

The decrease in consolidated SG&A expenses from 2009 to 2010 was attributable to decreases in SG&A in the FPEG segment (-7%) primarily driven by cost reduction actions, partially offset by increases in SG&A in the CDG and GCG segments (5%), primarily due to increased advertising costs.

Research and Development Costs

The decreases in consolidated research and development (R&D) costs were primarily due to the rationalization of investments.

Restructuring Costs, Rationalization and Other

These costs, as well as the restructuring and rationalization-related costs reported in cost of sales, are discussed under the "RESTRUCTURING COSTS, RATIONALIZATION AND OTHER" section.

Other Operating (Income) Expenses, Net

The other operating (income) expenses, net category includes gains and losses on sales of assets and businesses and certain impairment charges.  The amount for 2011 primarily reflects a gain of approximately $62 million related to the sale of CMOS image sensor patents and patent applications. The amount for 2010 primarily reflects a $626 million goodwill impairment charge related to the FPEG segment.  The amount for 2009 primarily reflects a gain of approximately $100 million on the sale of assets of the Company’s organic light emitting diodes (OLED) group, as described further below.

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

Interest Expense

The increases in interest expense for 2011 as compared with 2010 and 2010 as compared with 2009 were attributable to higher weighted-average effective interest rates on the Company’s outstanding debt, resulting from the issuance of new debt in the third quarter of 2009, the first quarter of 2010 and the first quarter of 2011.

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

OTHER INCOME (CHARGES), NET

See Note 15, “Other Income (Charges), Net”, in the Notes to Financial Statements.

Income Tax Provision

(dollars in millions)	For the Year Ended
	December 31,
	2011	2010	2009
Loss from continuing operations before income taxes	$(758)	$(561)	$(117)
Provision for income taxes	$9	$114	$115
Effective tax rate	(1.2)%	(20.3)%	(98.3)%
Benefit for income taxes @ 35%	$(265)	$(196)	$(41)
Difference between tax at effective vs statutory rate	$274	$310	$156

The change in the Company’s effective tax rate from continuing operations for 2011 as compared with 2010 is primarily attributable to: (1) a pre-tax goodwill impairment charge of $626 million that resulted in a tax benefit of only $2 million due to the limited amount of tax deductible goodwill that existed as of December 31, 2010, (2) a benefit associated with the release of deferred tax asset valuation allowances in certain jurisdictions outside of the U.S. as of December 31, 2010, (3) incremental withholding taxes related to non-recurring licensing agreements entered into during 2010 as compared with 2011, (4) the mix of earnings from operations in certain jurisdictions outside the U.S. as of  December 31, 2010, (5) a provision associated with the establishment of a deferred tax asset valuation allowance outside the U.S.

as of December 31, 2011, (6) a provision associated with legislative tax rate changes in a jurisdiction outside the U.S., (7) a provision related to withholding taxes in undistributed earnings as of December 31, 2011,  (8) a benefit as a result of the Company reaching a settlement with a taxing authority in a location outside the U.S. as of December 31, 2011, (9) a benefit associated with the IRS settlement for 2001 – 2005 as of December 31, 2011,  (10) a benefit associated with the release of deferred tax asset valuation allowances in certain jurisdictions outside of the U.S. as of December 31, 2011,  and (11) losses generated within the U.S. and certain jurisdictions outside the U.S. for which no benefit was recognized due to management’s conclusion that it was more likely than not that the tax benefits would not be realized.

The change in the Company’s effective tax rate from continuing operations for 2010 as compared with 2009 is primarily attributable to: (1) a pre-tax goodwill impairment charge of $626 million that resulted in a tax benefit of only $2 million due to the limited amount of tax deductible goodwill that existed as of December 31, 2010, (2) a benefit associated with the release of deferred tax asset valuation allowances in certain jurisdictions outside of the U.S. during 2010, (3) incremental withholding taxes related to non-recurring licensing agreements entered into during 2010 as compared with 2009, (4) changes to the geographical mix of earnings from operations outside the U.S., (5) losses generated in the U.S. and in certain jurisdictions outside the U.S. for which no benefit was recognized due to management’s conclusion that it was more likely than not that the tax benefits would not be realized, and (6) changes in audit reserves and settlements.

Results of Operations – Discontinued Operations

The loss from discontinued operations in 2010 was primarily due to legal costs related to a 2008 tax refund.

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

Restructuring Costs, Rationalization and Other

2011

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

The charges of $133 million recorded in 2011 included $10 million of charges for accelerated depreciation and $2 million for inventory write-downs, which were reported in Cost of sales in the accompanying Consolidated Statement of Operations for the year ended December 31, 2011.  The remaining $121 million, including $105 million of severance costs, $15 million of exit costs, and $1 million of long-lived asset impairments, were reported in Restructuring costs, rationalization and other in the accompanying Consolidated Statement of Operations for the year ended December 31, 2011.  Severance and exit costs reserves require the outlay of cash, while long-lived asset impairments, accelerated depreciation and inventory write-downs represent non-cash items.  The Company expects to utilize the majority of the December 31, 2011 accrual balance in 2012.

During the year ended December 31, 2011, the Company made cash payments related to restructuring and rationalization of approximately $71 million.

The charges of $133 million recorded in the year ended December 31, 2011 included $47 million applicable to FPEG, $34 million applicable to GCG, $9 million applicable to CDG, and $43 million that was applicable to manufacturing/service, research and development, and administrative functions, which are shared across all segments.

The restructuring actions implemented in the year 2011 are expected to generate future annual cash savings of $114 million.  These savings are expected to reduce future Cost of sales, SG&A and R&D expenses by $51 million, $55 million, and $8 million, respectively.  The Company began realizing these savings in the first quarter of 2011, and expects the majority of the savings to be realized by the second half of 2012 as most of the actions and severance payouts are completed.

2010

During the year ended December 31, 2010, the Company engaged in various initiatives to rationalize its workforce and streamline its operations in the face of ongoing business and economic changes.  The Company incurred restructuring and rationalization charges related to these initiatives of $78 million.  The charges of $78 million recorded in 2010 included $6 million of charges for accelerated depreciation and $2 million for inventory write-downs, which were reported in Cost of sales in the accompanying Consolidated Statement of Operations for the year ended December 31, 2010.  The remaining $70 million, including $49 million of severance costs, $14 million of exit costs, and $7 million of long-lived asset impairments, were reported in Restructuring costs, rationalization and other in the accompanying Consolidated Statement of Operations for the year ended December 31, 2010.

2009

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

CONSUMER DIGITAL IMAGING GROUP

(dollars in millions)	For the Year Ended
	December 31,
	2011	% of Sales	% Change	2010	% of Sales	% Change	2009	% of Sales

Total net sales	$1,739		-36%	$2,731		4%	$2,626
Cost of sales	1,526		-12%	1,732		-12%	1,973
Gross profit	213	12%	-79%	999	37%	53%	653	25%
Selling, general and administrative expenses	428	25%	-21%	545	20%	10%	497	19%
Research and development costs	134	8%	-24%	176	6%	6%	166	6%
(Loss) earnings from continuing operations before interest expense, other income (charges), net and income taxes	$(349)	-20%	-226%	$278	10%	-2880%	$(10)	0%

	For the Year Ended
	December 31,		Change vs. 2010
	2011 Amount	Change vs. 2010	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Total net sales	$1,739	-36%	-6%	-31%	1%	n/a

Gross profit margin	12%	-25pp	n/a	-29pp	1pp	3pp

	For the Year Ended
	December 31,		Change vs. 2009
	2010 Amount	Change vs. 2009	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Total net sales	$2,731	4%	-1%	6%	-1%	n/a

Gross profit margin	37%	12pp	n/a	6pp	0pp	6pp

As announced on February 9, 2012, the Company plans to phase out its dedicated capture devices business, including digital cameras, pocket video cameras, and digital picture frames in the first half of 2012.

Revenues

CDG’s 2011 revenue decline , as compared with the same period in 2010, was primarily attributable to unfavorable price/mix, driven by a decrease in non-recurring intellectual property royalty revenues (-28%).  Also contributing to the decline were lower volumes in Digital Capture and Devices (-10%), largely reflective of the Company’s focus on improved profitability versus revenue growth.  Partially offsetting these declines were higher volumes within Consumer Inkjet Systems (+4%), due to continued positive customer response as noted above.  Total revenues for Consumer Inkjet Systems grew 39% from the prior year period.  The volume increases experienced by the Company outpaced the consumer printing industry, which management believes is reflective of how the Company’s value proposition continues to resonate with customers.

CDG’s 2010 revenue increase of 4% as compared with the same period in 2009 was primarily due to an increase in revenues from non-recurring intellectual property licensing agreements (+15%), partially offset by unfavorable price/mix in the other components of Digital Capture and Devices due to pricing pressures in the industry (-7%).  Volume improvements in Consumer Inkjet Systems (+3%) also contributed to the revenue increase.  Partially offsetting these increases were volume declines in Retail Systems Solutions (-4%), primarily due to the expiration of a significant customer contract in 2009.  Total revenues for Consumer Inkjet Systems grew 29% from the prior year.

Included in revenues were non-recurring intellectual property licensing agreements within Digital Capture and Devices. These licensing agreements contributed $64 million, $838 million, and $435 million to revenues in 2011, 2010, and 2009, respectively.

Gross Profit

The decrease in gross profit margin from 2010 to 2011 was primarily attributable to unfavorable price/mix within Digital Capture and Devices, driven by lower non-recurring intellectual property royalty revenues (-25pp).  Unfavorable price/mix, due to competitive pricing pressures within Digital Capture and Devices (-3pp) and Consumer Inkjet Systems (-2pp), also contributed to the decline.  These declines were partially offset by ongoing cost improvements within Consumer Inkjet Systems (+4pp), due to improved quality and component cost reductions.

The increase in gross profit margin from 2009 to 2010 for CDG was primarily attributable to the increase in non-recurring intellectual property licensing revenues (+10pp) included in price/mix within Digital Capture and Devices.  This was partially offset by unfavorable price/mix in the other components of Digital Capture and Devices (-2pp), largely related to competitive pricing pressures, and by price/mix declines within Retail Systems Solutions (-1pp), primarily due to the expiration of a significant customer contract in 2009.  Cost improvements, primarily within Digital Capture and Devices (+4pp) and Consumer Inkjet Systems (+2pp), positively impacted gross profit margin as a percent of sales and were largely the result of supplier cost reductions and improved product life cycle management.

Included in gross profit were non-recurring intellectual property licensing agreements within Digital Capture and Devices.   These licensing agreements contributed $64 million, $838 million, and $435 million to gross profit in 2011, 2010, and 2009, respectively.

Selling, General and Administrative Expenses

The decrease in SG&A expenses from 2010 to 2011 and the increase in SG&A expenses from 2009 to 2010 were primarily attributable to advertising campaigns run in 2010.

Research and Development Costs

The decrease in R&D costs from 2010 to 2011 was primarily due to rationalization of investments.

GRAPHIC COMMUNICATIONS GROUP

(dollars in millions)	For the Year Ended
	December 31,
	2011	% of Sales	% Change	2010	% of Sales	% Change	2009	% of Sales

Total net sales	$2,736		2%	$2,674		-2%	$2,718
Cost of sales	2,226		9%	2,043		-3%	2,105
Gross profit	510	19%	-19%	631	24%	3%	613	23%
Selling, general and administrative expenses	554	20%	-2%	567	21%	4%	547	20%
Research and development costs	147	5%	-8%	159	6%	-8%	173	6%
Loss from continuing operations before interest expense, other income (charges), net and income taxes	$(191)	-7%	-101%	$(95)	-4%	11%	$(107)	-4%

	For the Year Ended
	December 31,		Change vs. 2010
	2011 Amount	Change vs. 2010	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Total net sales	$2,736	2%	2%	-3%	3%	n/a

Gross profit margin	19%	-5pp	n/a	-1pp	0pp	-4pp

	For the Year Ended
	December 31,		Change vs. 2009
	2010 Amount	Change vs. 2009	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Total net sales	$2,674	-2%	3%	-5%	0%	n/a

Gross profit margin	24%	1pp	n/a	-3pp	0pp	4pp

Revenues

The increase in GCG net sales from 2010 to 2011 was driven by volume increases in Prepress Solutions (+2%) and the impact of favorable foreign exchange (+3) across the segment.  The volume growth in Prepress Solutions was largely due to continued increased print demand in emerging markets and continued growth in Flexcel NX packaging solutions.  Partially offsetting these increases was unfavorable price/mix in Prepress Solutions (-3%), largely due to continued pricing pressures within the industry.

The decrease in GCG net sales from 2009 to 2010 was primarily due to unfavorable price/mix in Prepress Solutions (-4%), partially offset by volume improvements across all SPGs (+3%).  The unfavorable price/mix primarily reflects competitive pricing and overcapacity within the printing industry.  The volume improvements were largely driven by growth in digital plates and computer-to-plate equipment within Prepress Solutions; commercial inkjet equipment, including PROSPER S10 imprinting systems within Digital Printing Solutions; and document imaging scanners, including the introduction of the Kodak i4000 Series Scanners within Business Services and Solutions.

Three of the Company’s four digital growth initiatives are reported in GCG: Packaging, within Prepress Solutions; Inkjet, within Digital Printing Solutions; and Workflow and Services, within Business Services and Solutions.  Revenue grew a combined 4% for these businesses from 2010 to 2011, contributing approximately 1% to GCG’s overall sales growth year over year.

Gross Profit

The decrease in gross profit margin from 2010 to 2011 for GCG was driven by increased manufacturing and other costs, primarily due to increased costs in Digital Printing Solutions (-3pp), attributable to continuing start-up costs associated with the stabilization of the PROSPER printing systems.  In addition, unfavorable price/mix in Prepress Solutions (-2pp), largely due to pricing pressures within the industry, contributed to the decline.

The increase in gross profit margin from 2009 to 2010 for GCG was primarily due to reduced manufacturing costs, including aluminum costs (+4 pp).  Partially offsetting this reduction in cost was unfavorable price/mix within Prepress Solutions (-3 pp), due to the reasons outlined in the Revenues discussion above.

Selling, General and Administrative Expenses

The decrease in SG&A expenses from 2010 to 2011 and the increase in SG&A expenses from 2009 to 2010 were primarily attributable to advertising campaigns run in 2010.

Research and Development Costs

The decreases in R&D costs were primarily due to the rationalization of investments.

FILM, PHOTOFINISHING AND ENTERTAINMENT GROUP

(dollars in millions)	For the Year Ended
	December 31,
	2011	% of Sales	% Change	2010	% of Sales	% Change	2009	% of Sales

Total net sales	$1,547		-12%	$1,762		-22%	$2,262
Cost of sales	1,330		-8%	1,453		-17%	1,755
Gross profit	217	14%	-30%	309	18%	-39%	507	22%
Selling, general and administrative expenses	172	11%	-13%	198	11%	-31%	287	13%
Research and development costs	11	1%	-45%	20	1%	-39%	33	1%
Earnings from continuing operations before interest expense, other income (charges), net and income taxes	$34	2%	-63%	$91	5%	-51%	$187	8%

	For the Year Ended
	December 31,		Change vs. 2010
	2011 Amount	Change vs. 2010	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Total net sales	$1,547	-12%	-16%	2%	2%	n/a

Gross profit margin	14%	-4pp	n/a	2pp	0pp	-6pp

	For the Year Ended
	December 31,		Change vs. 2009
	2010 Amount	Change vs. 2009	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Total net sales	$1,762	-22%	-20%	-2%	0%	n/a

Gross profit margin	18%	-4pp	n/a	-1pp	0pp	-3pp

Revenues

The decrease in net sales from 2010 to 2011 was driven by lower volumes, primarily attributable to industry-related declines.  Favorable price/mix partially offset the volume declines, due to pricing actions (+1%) implemented to mitigate rising commodity costs and revenues from a non-recurring intellectual property licensing agreement (+1%).

The decrease in net sales from 2009 to 2010 was primarily driven by volume declines across all SPGs within the segment.  These volume declines in Traditional Photofinishing (-5%) and Film Capture (-3%) were primarily driven by secular declines in the industry.  The volume declines for Entertainment Imaging (-7%) were also largely attributable to secular declines, including the effects of digital substitution.

Gross Profit

The decrease in FPEG gross profit margin from 2010 to 2011 was driven by higher costs, primarily related to silver.   Partially offsetting this decline was favorable price/mix, due to pricing actions implemented to mitigate the rising silver costs (+1pp) and an increase in gross profit from a non-recurring intellectual property licensing agreement (+1pp).

The decrease in FPEG gross profit margin from 2009 to 2010 was primarily driven by increased silver and other commodity costs.

Selling, General and Administrative Expenses

The declines in SG&A expenses were primarily attributable to focused cost reduction actions completed in 2009 and 2010 that continue to result in lower SG&A expenses.

Research and Development Costs

The decreases in R&D costs were due to the rationalization of investments in the segment.

LIQUIDITY AND CAPITAL RESOURCES

2011

Cash Flow Activity

	As of December 31,
(in millions)	2011	2010

Cash and cash equivalents	$861	$1,624

	For the Year Ended
(in millions)	December 31,
	2011	2010	Change
Cash flows from operating activities:
Net cash used in continuing operations	$(988)	$(219)	$(769)
Net cash used in discontinued operations	(10)	-	(10)
Net cash used in operating activities	(998)	(219)	(779)

Cash flows from investing activities:
Net cash used in investing activities	(25)	(112)	87

Cash flows from financing activities:
Net cash provided by (used in) financing activities	246	(74)	320

Effect of exchange rate changes on cash	14	5	9

Net decrease in cash and cash equivalents	$(763)	$(400)	$(363)

Operating Activities

Net cash used in operating activities increased $779 million for the year ended December 31, 2011 as compared with the prior year.  Cash received in 2011 related to non-recurring licensing agreements of $82 million was $515 million lower than cash received in 2010, related to non-recurring licensing agreements, net of applicable withholding taxes, of $597 million.  Additionally, the increase in cash used in operating activities was attributable to a greater use of cash from working capital changes and use of cash for the settlement of other liabilities in the current year as compared with the prior year.

Investing Activities

Net cash used in investing activities decreased $87 million for the year ended December 31, 2011 as compared with 2010 due primarily to an increase in proceeds received from sales of assets and businesses and lower capital expenditures.  Partially offsetting this was cash used for the acquisition of a business and to fund restricted cash and investments in trust ensuring payment of various obligations.

Financing Activities

Net cash provided by financing activities increased $320 million for the year ended December 31, 2011 as compared with 2010 due to an increase in net borrowings.

Sources of Liquidity

The Company has been using cash received from operations, including intellectual property licensing, and the sale of non-core assets to fund its investment in the consumer and commercial inkjet businesses and its transformation from a traditional film manufacturing company to a digital technology company.  The Company faces an uncertain business environment and a number of substantial challenges, including the level of investment necessary to support growth in its consumer and commercial inkjet businesses, historically high commodity costs, aggressive price competition, secular decline in the Company’s traditional film businesses, the cost to restructure the Company to enable sustainable profitability, underfunded and unfunded defined benefit and other postretirement benefit plans, and short-term uncertainty relating to certain of the Company’s intellectual property licensing activities pending the outcome of the infringement litigation against Apple, Inc. and Research in Motion Ltd. before the International Trade Commission.  In July 2011, the Company announced that it is exploring strategic alternatives, including a potential sale, related to its digital imaging patent portfolios.  As this process proceeds, the Company will continue to pursue its patent licensing program as well as all litigation related to its digital imaging technology.  A sale of the Company’s digital imaging patent portfolios, which would accelerate the monetization of the digital imaging patent portfolios that has been implemented largely through licensing transactions, could result in the cessation of license revenue related to these patents.

During the year ended December 31, 2011, the Company has supplemented cash on hand with additional debt to fund operations, while pursuing asset sales, intellectual property licenses, and a sale of, or other strategic alternatives with, its digital imaging patent portfolio.  Net cash provided by financing activities was $246 million in 2011.

On January 20, 2012, in connection with the Company’s Bankruptcy Filing, the Company entered into, and the Bankruptcy Court approved on an interim basis, the DIP Credit Agreement which provides up to a $700 million super-priority senior secured term loan facility and up to a $250 million super-priority senior secured asset-based revolving credit facilities.  On January 20, 2012, the Company borrowed $400 million in term loans and issued $102 million of letters of credit under the revolving credit facilities.  In connection with entering into and drawing funds on the DIP Credit Agreement, the Company repaid, refinanced, or transferred all obligations and terminated all commitments under the Second Amended and Restated Credit Agreement.  On February 15, 2012, the Company received from the Bankruptcy Court the final DIP Credit Agreement order (the "Final DIP Order") and shortly thereafter borrowed the remaining $300 million super-priority senior secured term loan.

Cash and cash equivalents are held in various locations throughout the world.  At December 31, 2011 and December 31, 2010, approximately $170 million and $580 million, respectively, of cash and cash equivalents were held within the U.S.  During the twelve month period ended December 31, 2011, approximately $320 million of cash was repatriated, or loaned, from foreign subsidiaries to the U.S., net of loans and repayments of loans to foreign subsidiaries, at an incremental cash tax cost of $4 million.  The Company utilizes a variety of tax planning and financing strategies in an effort to ensure that cash is available in locations where it is needed; however, as of December 31, 2011, cash balances held outside of the U.S. are generally required to support local country operations and are therefore not available for operations in other jurisdictions.  Additionally, in China, where approximately $340 million in cash and cash equivalents was held as of December 31, 2011,  there are limitations related to net asset balances that impact the ability to make cash available to other jurisdictions in the world.  The Company plans to meet its current liquidity needs through existing cash balances, operating earnings from foreign subsidiaries, including Chinese subsidiaries, when available, financing available under the DIP Credit Agreement, proceeds from sales of businesses and assets, and through monetization of its digital imaging patent portfolio.

The Company’s Bankruptcy Filing is intended to permit the Company to reorganize and improve liquidity in the U.S. and abroad, monetize non-strategic intellectual property, fairly resolve legacy liabilities, and focus on the most valuable business lines to enable sustainable profitability.  The Company’s goal is to develop and implement a reorganization plan that meets the standards for confirmation under the Bankruptcy Code.  If the Company is unable to sell its digital imaging patent portfolio at an appropriate price, it will pursue additional licensing opportunities related to that patent portfolio.  Additionally, if liquidity needs require, the Company could slow its rate of investment in its digital growth initiatives and/or pursue the sale of certain of its cash generating businesses that have leading market positions in large markets.  The Company believes that it will have sufficient amounts available under the DIP Credit Agreement, plus trade credit extended by vendors, proceeds from sales of assets, intellectual property monetization transactions, and cash generated from operations to fund anticipated cash requirements through the end of 2012.

The Bankruptcy Filing constituted an event of default for certain of the Debtor’s debt obligations.  However, payment obligations under the debt agreements are stayed as a result of the Bankruptcy Filing and the creditors’ rights of enforcement in respect of the debt agreements are subject to the applicable provisions of the Bankruptcy Code.

There can be no assurance that cash on hand, cash generated through operations, and other available funds will be sufficient to meet the Company’s reorganization or ongoing cash needs, or that the Company will remain in compliance with all the necessary terms and conditions of the DIP Credit Agreement.  As a result, the Company may be required to consider other alternatives to maximize the potential recovery for the various creditor constituencies, including, but not limited to, a possible sale of the Company or certain of the Company’s material assets pursuant to Section 363 of the Bankruptcy Code.

Liens on assets under the Company’s borrowing arrangements are not expected to affect the Company’s strategy of divesting non-core assets.

Refer to Note 9, "Short-Term Borrowings and Long-Term Debt," in the Notes to Financial Statements for further discussion of sources of liquidity, presentation of long-term debt, related maturities and interest rates as of December 31, 2011 and 2010.

Issuance of Senior Secured Notes due 2019

On March 15, 2011, the Company issued $250 million of aggregate principal amount of 10.625% senior secured notes due March 15, 2019 (2019 Senior Secured Notes).  The terms call for interest at an annual rate of 10.625% of the principal amount at issuance, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2011.

Upon issuance of the 2019 Senior Secured Notes, the Company received proceeds of approximately $247 million ($250 million aggregate principal less $3 million stated discount).  The proceeds were used to repurchase $50 million of the 7.25% Senior Notes due 2013 with the remaining amount being used for other general corporate purposes.

In connection with the issuance of the 2019 Senior Secured Notes, the Company and the subsidiary guarantors (as defined below) entered into an indenture, dated as of March 15, 2011, with Bank of New York Mellon as trustee and second lien collateral agent (Indenture).  On January 26, 2012, Wilmington Trust National Association replaced Bank of New York Mellon as trustee and second lien collateral agent.

At any time prior to March 15, 2015, the Company will be entitled at its option to redeem some or all of the 2019 Senior Secured Notes at a redemption price of 100% of the principal plus accrued and unpaid interest and a “make-whole” premium (as defined in the Indenture).  On and after March 15, 2015, the Company may redeem some or all of the 2019 Senior Secured Notes at certain redemption prices expressed as percentages of the principal plus accrued and unpaid interest.  In addition, prior to March 15, 2014, the Company may redeem up to 35% of the 2019 Senior Secured Notes at a redemption price of 110.625% of the principal, plus accrued and unpaid interest, using proceeds from certain equity offerings, provided the redemption takes place within 120 days after the closing of the related equity offering and not less than 65% of the original aggregate principal remains outstanding immediately thereafter.

Upon the occurrence of a change of control, each holder of the 2019 Senior Secured Notes has the right to require the Company to repurchase some or all of such holder’s 2019 Senior Secured Notes at a purchase price in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the repurchase date.

The Indenture contains covenants limiting, among other things, the Company’s ability and the ability of the Company’s restricted subsidiaries (as defined in the Indenture) to (subject to certain exceptions and qualifications): incur additional debt or issue certain preferred stock; pay dividends or make distributions in respect of capital stock or make other restricted payments; make principal payments on, or purchase or redeem subordinated indebtedness prior to any scheduled principal payment or maturity; make certain investments; sell certain assets; create liens on assets; consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s and its subsidiaries’ assets; enter into certain transactions with affiliates; and designate the Company’s subsidiaries as unrestricted subsidiaries.  The Company was in compliance with these covenants as of December 31, 2011.

The 2019 Senior Secured Notes are fully and unconditionally guaranteed (Guarantees) on a senior secured basis by each of the Company’s existing and future direct or indirect 100% owned domestic subsidiaries, subject to certain exceptions (Subsidiary Guarantors).  The 2019 Senior Secured Notes and Guarantees are secured by second-priority liens, subject to permitted liens, on substantially all of the Company’s domestic assets and substantially all of the domestic assets of the Subsidiary Guarantors pursuant to a supplement, dated March 15, 2011, to the security agreement, dated March 5, 2010, entered into with Bank of New York Mellon as second lien collateral agent.  The carrying value of the assets pledged as collateral at December 31, 2011 was approximately $1 billion.

The 2019 Senior Secured Notes are the Company’s senior secured obligations and rank senior in right of payment to any future subordinated indebtedness; rank equally in right of payment with all of the Company’s existing and future senior indebtedness; are effectively senior in right of payment to the Company’s existing and future unsecured indebtedness; are effectively subordinated in right of payment to indebtedness under the Company’s Second Amended Credit Agreement (as defined below) to the extent of the collateral securing such indebtedness on a first-priority basis; and effectively are subordinated in right of payment to all existing and future indebtedness and other liabilities of the Company’s non-guarantor subsidiaries.

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

The Bankruptcy Filing constituted an event of default with the 2019 Senior Secured Notes.  The creditors are, however, stayed from taking any action as a result of the default under Section 362 of the Bankruptcy Code.

Second Lien Holders Agreement

On February 14, 2012, the Company reached an adequate protection agreement with a group representing at least 50.1% of the Second Lien Note Holders (2019 Senior Secured Note Holders and 2018 Senior Secured Note Holders) which was reflected in the Final DIP Order.  The Company agreed, among other things, to provide all Second Lien Note Holders with a portion of the proceeds received from certain sales and settlements in respect of the Company’s digital imaging portfolio subject to the following waterfall and the Company's right to retain a percentage of certain proceeds under the DIP Credit Agreement: first, to repay any outstanding obligations under the DIP Credit Agreement, including cash collateralizing letters of credit (unless the certain parties otherwise agree); second, to pay 50% of accrued second lien interest at the non-default rate; third, the Company retains $250 million; fourth, to pay 50% of accrued second lien interest at the non-default rate; fifth, any remaining proceeds up to $2,250 million to be split 60% to the Company and 40% to repay outstanding second lien debt at par; and sixth, the Company agreed that any proceeds above $2,250 million will be split 50% to the Company and 50% to Second Lien Note Holders until second lien debt is fully paid.  The Company also agreed to pay current interest to Second Lien Note Holders upon the receipt of $250 million noted above.  Subject to the satisfaction of certain conditions, the Company also agreed to pay reasonable fees of certain advisors to the Second Lien Note Holders.

Repurchase of Senior Notes due 2013

On March 15, 2011, the Company repurchased $50 million aggregate principal amount of Senior Notes due 2013 (2013 Notes) at par using proceeds from the issuance of the 2019 Senior Secured Notes.  As of December 31, 2011, $250 million of the 2013 Notes remain outstanding.

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

On September 23, 2011, the Company initiated a draw of $160 million under the Second Amended Credit Agreement for general corporate purposes.  During the fourth quarter of 2011, the Company repaid $60 million under the Second Amended Credit Agreement.  The revolving credit advance bears interest at applicable margins over the Base Rate, as defined in the Second Amended Credit Agreement.  The borrowing will bear interest initially at 1.5% (the applicable margin) plus the Base Rate, which fluctuates daily based on the highest of the following reference rates: the Federal Funds Rate plus 0.5%, Bank of America’s prime rate, and a one-month Eurodollar rate plus 1.0%. The Company may repay the advances at any time without penalty, subject to certain conditions if the advances have been converted to a Eurodollar rate.

Advances under the Second Amended Credit Agreement are available based on the Borrowers’ respective borrowing base from time to time.  The borrowing base is calculated based on designated percentages of eligible accounts receivable, inventory, and machinery and equipment, subject to applicable reserves.  As of December 31, 2011, based on this borrowing base calculation and after deducting $100 million of outstanding borrowings under the agreement, the face amount of letters of credit outstanding of $96 million and $63 million of collateral to secure other banking arrangements, the Company had $71 million available to borrow under the Second Amended Credit Agreement.

Under the terms of the Credit Facility, the Company has agreed to certain affirmative and negative covenants customary in similar asset-based lending facilities.  In the event the Company’s excess availability under the Credit Facility borrowing base formula falls below the greater of (a) $40 million or (b) 12.5% of the commitments under the Credit Facility at any time (Trigger), among other things, the Company must maintain a fixed charge coverage ratio of not less than 1.1 to 1.0 until the excess availability is greater than the Trigger for 30 consecutive days.  As of December 31, 2011, the Company’s fixed charge coverage ratio was less than 1.1 to 1.0; however, as of December 31, 2011, excess availability was greater than the Trigger.  The $100 million principal outstanding as of December 31, 2011 is recorded within short-term borrowings and current portion of long-term debt within the Company’s Consolidated Statement of Financial Position.  The negative covenants limit, under certain circumstances, among other things, the Company’s ability to incur additional debt or liens, make certain investments, make shareholder distributions or prepay debt, except as permitted under the terms of the Second Amended Credit Agreement.  The Company was in compliance with all covenants under the Credit Facility as of December 31, 2011.

In addition to the Second Amended Credit Agreement, the Company has other committed and uncommitted lines of credit as of December 31, 2011 totaling $17 million and $65 million, respectively.  These lines primarily support operational and borrowing needs of the Company’s subsidiaries, which include term loans, overdraft coverage, revolving credit lines, letters of credit, bank guarantees and vendor financing programs.  Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market conditions.  As of December 31, 2011, usage under these lines was approximately $24 million, all of which were supporting non-debt related obligations.

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

The Bankruptcy Filing constituted an event of default with the Second Amended and Restated Credit Agreement.  On January 20, 2012, the Company repaid, refinanced, or transferred all obligations and terminated all commitments under the Second Amended and Restated Credit Agreement in connection with entering into and drawing funds from the Debtor-in-Possession Revolving Credit Agreement.

Debtor-in-Possession Credit Agreement

In connection with the Bankruptcy Filing, on January 20, 2012, the Company and Kodak Canada Inc. (the “Canadian Borrower” and, together with the Company, the “Borrowers”) entered into a Debtor-in-Possession Credit Agreement (the “DIP Credit Agreement”) with certain subsidiaries of the Company and the Canadian Borrower signatory thereto (“Subsidiary Guarantors”), the lenders signatory thereto (the “Lenders”), Citigroup Global Markets Inc., as sole lead arranger and bookrunner, and Citicorp North America, Inc., as syndication agent, administration agent and collateral agent (the “Agent”).  Pursuant to the terms of the DIP Credit Agreement, the Lenders agreed to lend in an aggregate principal amount of up to $950 million, consisting of up to $250 million super-priority senior secured asset-based revolving credit facilities and an up to $700 million super-priority senior secured term loan facility (collectively, the “Loans”).  Up to $25 million of the revolving credit facilities will be available to the Canadian Borrower and may be borrowed in Canadian Dollars.  The Company and each existing and future direct or indirect U.S. subsidiary of the Company (other than indirect U.S. subsidiaries held through foreign subsidiaries and certain immaterial subsidiaries (if any)) (the “U.S. Guarantors”) have agreed to provide unconditional guarantees of the obligations of the Borrowers under the DIP Credit Agreement.  In addition, the U.S. Guarantors, the Canadian Borrower and each existing and future direct and indirect Canadian subsidiary of the Canadian Borrower (other than certain immaterial subsidiaries (if any)) (the “Canadian Guarantors” and, together with the U.S. Guarantors, the “Guarantors”) have agreed to provide unconditional guarantees of the obligations of the Canadian Borrower under the DIP Credit Agreement.  Under the terms of the DIP Credit Agreement, the Company will have the option to have interest on the loans provided thereunder accrue at a base rate or the then applicable LIBOR Rate (subject to certain adjustments and, in the case of the term loan facility, a floor of 1.00%), plus a margin, (x) in the case of the revolving loan facility, of 2.25% for a base rate revolving loan or 3.25% for a LIBOR rate revolving loan, and (y) in the case of the term loan facility, of 6.50% for a base rate loan and 7.50% for a LIBOR Rate loan.  The obligations of the Borrowers and the Guarantors under the DIP Credit Agreement are secured by a super-priority security interest in and lien upon all of the existing and after-acquired personal property of the Company and the U.S. Guarantors, including pledges of all stock or other equity interest in direct subsidiaries owned by the Company or the U.S. Guarantors (but only up to 65% of the voting stock of each direct foreign subsidiary owned by the Company or any U.S. Guarantor in the case of pledges securing the Company’s and the U.S. Guarantors’ obligations under the DIP Credit Agreement).  Assets of the type described in the preceding sentence of the Canadian Borrower or any Canadian subsidiary of the Canadian Borrower are similarly pledged to secure the obligations of the Canadian Borrower and Canadian Guarantor under the DIP Credit Agreement.  The security and pledges are subject to certain exceptions.  The Credit Agreement terminates and all outstanding commitments must be repaid on the earliest to occur of (i) July 20, 2013, (ii) date of the substantial consummation of certain reorganization plans and (iii) certain other events, including Events of Default and repayment in full of the obligations pursuant to a mandatory prepayment.

The DIP Credit Agreement limits, among other things, the Borrowers’ and the Subsidiary Guarantors’ ability to (i) incur indebtedness, (ii) incur or create liens, (iii) dispose of assets, (iv) prepay subordinated indebtedness and make other restricted payments, (v) enter into sale and leaseback transactions and (vi) modify the terms of any organizational documents and certain material contracts of the Borrowers and the Subsidiary Guarantors.  In addition to standard obligations, the DIP Credit Agreement provides for specific milestones that the Company must achieve by specific target dates.  In addition, the Company and its subsidiaries are required to maintain consolidated Adjusted EBITDA (as defined in the DIP Credit Agreement) of not less than a specified level for certain periods, with the specified levels ranging from $(130) million to $175 million depending on the applicable period.  The Company and its subsidiaries must also maintain minimum U.S. Liquidity (as defined in the DIP Credit Agreement) ranging from $100 million to $250 million depending on the applicable period.

The Borrowers drew approximately $400 million in term loans under the DIP Credit Agreement on January 20, 2012 and issued approximately $102 million of letters of credit under the revolving credit facility.  After the initial drawdown under the DIP Credit Agreement and based on the current borrowing base calculation, as of January 20, 2012, the Borrowers had approximately $98 million available under the revolving credit facility and $300 million committed under the term loan facility.  Availability under the DIP Credit Agreement may be further subject to borrowing base availability, reserves and other limitations.  Following the Final DIP Order issued on February 15, 2012, the Company borrowed the remaining $300 million of term loans.

The Company paid approximately $36 million to the Agent for arrangement, incentive, and customary agency administration fees in connection with the DIP Credit Agreement and will pay to the Lenders participation fees and an unused amount fee and commitment fee as set forth in the DIP Credit Agreement.

In connection with entering into the DIP Credit Agreement described above, on January 20, 2012, the Company repaid all obligations (other than reimbursement obligations in respect of undrawn amounts, fees and interest in respect of certain letters of credit and secured agreements that remain outstanding) and terminated all commitments under the Second Amended and Restated Credit Agreement (the “Prior Credit Agreement”), dated as of April 26, 2011.  In addition, the Company obtained the release of the liens granted to the agents for the benefit of the secured parties in connection with the Prior Credit Agreement.

Contractual Obligations *

The impact that contractual obligations are expected to have on the Company's cash flow in future periods is as follows:

		As of December 31, 2011
(in millions)	Total	2012	2013	2014	2015	2016	2017	+

Long-term debt (1)	$1,618	$52	$402	$-	$-	$-	$1,164
Interest payments on debt (1)	684	123	120	105	105	105	126
Operating lease obligations	241	68	51	33	25	21	43
Purchase obligations (2)	310	109	69	47	41	18	26
Total (3) (4) (5) (6)	$2,853	$352	$642	$185	$171	$144	$1,359

*
Pre-petition obligations are being administered by the Bankruptcy Court.  A portion of the contractual obligations relate to non-U.S. entities and, therefore, are not subject to the bankruptcy proceedings.

(1)
Long-term debt represents the maturity values of the Company’s long-term debt obligations as of December 31, 2011 (pre-petition debt).  Interest payments on debt represent payments related to pre-petition debt.  See Note 9, “Short-Term Borrowings and Long-Term Debt”, in the Notes to Financial Statements.

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

(4)
Kodak Limited, a wholly owned subsidiary of the Company, has agreed with the Trustees of the Kodak Pension Plan of the United Kingdom (the “Plan” or “KPP”) to make certain contributions to the Plan.  Under the terms of this agreement, Kodak Limited is obligated to pay a minimum amount of $50 million to the KPP in each of the years 2012 through 2014, and a minimum amount of $90 million to the KPP in each of the years 2015 through 2022.  The payment amounts for the years 2015 through 2022 could be lower, and the payment amounts for 2012 through 2022 could be higher by up to $5 million per year, based on the exchange rate between the U.S. dollar and British pound.  The minimum amounts do not include certain potential contributions which could be required if Kodak Limited received a cash tax benefit as a result of the minimum contributed amount.  These amounts of future contributions have not been included in the table above, as in total they are dependent on the funded status of the KPP as it fluctuates over the term of the agreement.  A funding valuation and funding plan is required to be submitted to and approved by the United Kingdom Pension Regulator every three years.  The 2010 valuation is currently ongoing.

(5)
In addition to the pension contributions related to the KPP noted in (4) above, funding requirements for the Company's other major defined benefit retirement plans and other postretirement benefit plans have not been determined, therefore, they have not been included.  In 2011, the Company made contributions to its major defined benefit retirement plans and benefit payments for its other postretirement benefit plans including the KPP of $103 million ($25 million relating to its U.S. defined benefit plans) and $115 million ($110 million relating to its U.S. other postretirement benefits plan), respectively.  The Company expects to contribute approximately $97 million ($15 million relating to its U.S. defined benefit plans) and $119 million ($118 million relating to its U.S. other postretirement benefits plan), respectively, to its defined benefit plans and other postretirement benefit plans in 2012, including KPP contributions noted in (4) above.

(6)
Because their future cash outflows are uncertain, the other long-term liabilities presented in Note 10, “Other Long-Term Liabilities,” in the Notes to Financial Statements are excluded from this table.

Off-Balance Sheet Arrangements

The Company guarantees debt and other obligations of certain customers.  The debt and other obligations are primarily due to banks and leasing companies in connection with financing of customers' purchases of equipment and product from the Company.  At December 31, 2011, the maximum potential amount of future payments (undiscounted) that the Company could be required to make under these customer-related guarantees was $25 million and the carrying amount of the liability related to these customer guarantees was not material.

The customer financing agreements and related guarantees, which mature between 2012 and 2016, typically have a term of 90 days for product and short-term equipment financing arrangements, and up to five years for long-term equipment financing arrangements.  These guarantees would require payment from the Company only in the event of default on payment by the respective debtor.  In some cases, particularly for guarantees related to equipment financing, the Company has collateral or recourse provisions to recover and sell the equipment to reduce any losses that might be incurred in connection with the guarantees.  However, any proceeds received from the liquidation of these assets may not cover the maximum potential loss under these guarantees.

Eastman Kodak Company (“EKC”) also guarantees potential indebtedness to banks and other third parties for some of its consolidated subsidiaries.  The maximum amount guaranteed is $185 million, and the outstanding amount for those guarantees is $161 million.  Of this outstanding amount, $75 million is recorded within Short-term borrowings and current portion of long-term debt, and Long-term debt, net of current portion.  Additionally $12 million is recorded within Other current liabilities and Other long-term liabilities.  The remaining $74 million of outstanding guarantees represent parent guarantees providing financial assurance to third parties that the Company’s subsidiaries will fulfill their future performance or financial obligations under various contracts, and do not represent recorded liabilities.  These guarantees expire in 2012 through 2019.  Pursuant to the terms of the Company's Amended Credit Agreement, obligations of the Borrowers to the Lenders under the Amended Credit Agreement, as well as secured agreements in an amount not to exceed $125 million, are guaranteed by the Company and the Company’s U.S. subsidiaries and included in the above amounts.  As of December 31, 2011, these secured agreements totaled $63 million.

EKC has issued a guarantee to Kodak Limited (the “Subsidiary”) and the Trustees (the “Trustees”) of the Kodak Pension Plan of the United Kingdom (the “Plan”).  Under that arrangement, EKC guaranteed to the Subsidiary and the Trustees the ability of the Subsidiary, only to the extent it becomes necessary to do so, to (1) make contributions to the Plan to ensure sufficient assets exist to make plan benefit payments, and (2) make contributions to the Plan such that it will achieve full funded status by the funding valuation for the period ending December 31, 2022.  The guarantee expires (a) upon the conclusion of the funding valuation for the period ending December 31, 2022 if  the Plan achieves full funded status or on payment of the balance if the Plan is underfunded by no more than 60 million British pounds by that date, (b) earlier in the event that the Plan achieves full funded status for two consecutive funding valuation cycles which are typically performed at least every three years, or (c) June 30, 2024 on payment of the balance in the event that the Plan is underfunded by more than 60 million British pounds upon conclusion of the funding valuation for the period ending December 31, 2022.  The amount of potential future contributions is dependent on the funding status of the Plan as it fluctuates over the term of the guarantee.  The funded status of the plan may be materially impacted by future changes in key assumptions used in the valuation of the plan, particularly the discount rate and expected rate of return on plan assets.  The funded status of the Plan (calculated in accordance with U.S. GAAP) is included in Pension and other postretirement liabilities presented in the Consolidated Statement of Financial Position.

The Company issues indemnifications in certain instances when it sells businesses and real estate, and in the ordinary course of business with its customers, suppliers, service providers and business partners.  Further, the Company indemnifies its directors and officers who are, or were, serving at the Company's request in such capacities.  Historically, costs incurred to settle claims related to these indemnifications have not been material to the Company’s financial position, results of operations or cash flows.  Additionally, the fair value of the indemnifications that the Company issued during the year ended December 31, 2011 was not material to the Company’s financial position, results of operations or cash flows.

2010

Cash Flow Activity

	For the Year Ended
(in millions)	December 31,
	2010	2009	Change
Cash flows from operating activities:
Net cash used in operating activities	$(219)	$(136)	$(83)

Cash flows from investing activities:
Net cash used in investing activities	(112)	(22)	(90)

Cash flows from financing activities:
Net cash (used in) provided by financing activities	(74)	33	(107)

Effect of exchange rate changes on cash	5	4	1

Net decrease in cash and cash equivalents	$(400)	$(121)	$(279)

Operating Activities

Net cash used in operating activities increased $83 million for the year ended December 31, 2010 as compared with the prior year due to the combination of working capital changes and use of cash for settlement of other liabilities in the current year using more cash than those factors in the prior year.

Cash received in 2010 related to non-recurring licensing agreements, net of applicable withholding taxes, of $597 million, was $25 million lower than cash received in 2009 related to non-recurring licensing agreements of $622 million.

Investing Activities

Net cash used in investing activities increased $90 million for the year ended December 31, 2010 as compared with 2009 due primarily to a decline of $124 million in proceeds received from sales of assets and businesses.  Approximately $100 million of this decline is due to proceeds received from the sale of assets of the Company’s OLED group in the prior year.  Partially offsetting this decline were a decrease in cash used for acquisitions of $17 million and a reduction in funding of restricted cash of $13 million.

Financing Activities

Net cash used in financing activities increased $107 million for the year ended December 31, 2010 as compared with 2009 due to lower proceeds received from borrowings in the current year, primarily due to the Company’s debt refinancing in 2009 for which it received approximately $100 million of net proceeds.  Partially offsetting this decrease was a reduction of debt issuance costs of $18 million, also primarily related to the 2009 debt refinancing.

OTHER

Refer to Note 11, "Commitments and Contingencies," in the Notes to Financial Statements for discussion regarding the Company's undiscounted liabilities for environmental remediation costs, and other commitments and contingencies, including legal matters.

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report on Form 10–K, includes “forward–looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995.  Forward–looking statements include statements concerning the Company’s plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, liquidity, financing needs, plans or business trends, and other information that is not historical information.  When used in this report on Form 10–K, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” or future or conditional verbs, such as “will,” “should,” “could,” or “may,” and variations of such words or similar expressions are intended to identify forward–looking statements.  All forward–looking statements, including, without limitation, management’s examination of historical operating trends and data are based upon the Company’s expectations and various assumptions.  Future events or results may differ from those anticipated or expressed in these forward-looking statements.  Important factors that could cause actual events or results to differ materially from these forward-looking statements include, among others, the risks and uncertainties described under the heading “Risk Factors” in this annual report on Form 10–K for the year end December 31, 2011, and  under the headings “Business” (Item 1 of Part 1), “Risk Factors” (Item 1A of Part 1), “Management’s Discussion and Analysis of Financial Conditions and Results of Operations Liquidity and Capital Resources” (Item 7 of Part 2), “Notes to Financial Statements”, and “Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Litigation Reform Act of 1995”  in this report, and those described in filings made by the Company with the U.S. Bankruptcy Court for the Southern District of New York and in other filings the Company makes with the SEC from time to time.  There may be other factors that may cause the Company’s actual results to differ materially from the forward–looking statements.  All forward–looking statements attributable to the Company or persons acting on its behalf apply only as of the date of this report on Form 10–K, and are expressly qualified in their entirety by the cautionary statements included in this report.  The Company undertakes no obligation to update or revise forward–looking statements to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events.

SUMMARY OF OPERATING DATA

A summary of operating data for 2011 and for the four years prior is shown on page 117.

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

Using a sensitivity analysis based on estimated fair value of open foreign currency forward contracts using available forward rates, if the U.S. dollar had been 10% stronger at December 31, 2011 and 2010, the fair value of open forward contracts would have decreased $30 million and $35 million, respectively.  Such changes in fair value would be substantially offset by the revaluation or settlement of the underlying positions hedged.

Using a sensitivity analysis based on estimated fair value of open silver forward contracts using available forward prices, if available forward silver prices had been 10% lower at December 31, 2011 and 2010, the fair value of open forward contracts would have decreased $2 million and $1 million, respectively.  Such changes in fair value, if realized, would be offset by lower costs of manufacturing silver-containing products.

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

Using a sensitivity analysis based on estimated fair value of short-term and long-term borrowings, if available market interest rates had been 10% (about 301 basis points) lower at December 31, 2011, the fair value of short-term and long-term borrowings would have increased $3 million and $66 million, respectively.  Using a sensitivity analysis based on estimated fair value of short-term and long-term borrowings, if available market interest rates had been 10% (about 76 basis points) lower at December 31, 2010, the fair value of short-term and long-term borrowings would have increased less than $1 million and $50 million, respectively.

The Company’s financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments.  The Company manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties.  The Company has procedures to monitor the credit exposure amounts.  The maximum credit exposure at December 31, 2011 was not significant to the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Eastman Kodak Company:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Eastman Kodak Company and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As more fully discussed in Note 1 to the financial statements, on January 19, 2012, the Company and its U.S. subsidiaries filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code.  Uncertainties inherent in the bankruptcy process raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Rochester, New York
February 28, 2012

Eastman Kodak Company
CONSOLIDATED STATEMENT OF OPERATIONS

	For the Year Ended December 31,

(in millions, except per share data)	2011	2010	2009

Net sales
Products	$5,113	$5,485	$6,326
Services	781	778	788
Licensing & royalties	128	904	495
Total net sales	$6,022	$7,167	$7,609
Cost of sales
Products	$4,534	$4,618	$5,247
Services	601	603	603
Total cost of sales	$5,135	$5,221	$5,850
Gross profit	$887	$1,946	$1,759
Selling, general and administrative expenses	1,159	1,275	1,298
Research and development costs	274	318	351
Restructuring costs, rationalization and other	121	70	226
Other operating (income) expenses, net	(67)	619	(88)
Loss from continuing operations before interest expense, other income (charges), net and income taxes	(600)	(336)	(28)
Interest expense	156	149	119
Loss on early extinguishment of debt, net	-	102	-
Other income (charges), net	(2)	26	30
Loss from continuing operations before income taxes	(758)	(561)	(117)
Provision for income taxes	9	114	115
Loss from continuing operations	(767)	(675)	(232)
Earnings (loss) from discontinued operations, net of income taxes	3	(12)	17
Extraordinary item, net of tax	-	-	6
NET LOSS	(764)	(687)	(209)
Less: Net earnings attributable to noncontrolling interests	-	-	(1)
NET LOSS ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$(764)	$(687)	$(210)

Basic and diluted net (loss) earnings per share attributable to Eastman Kodak Company common shareholders:
Continuing operations	$(2.85)	$(2.51)	$(0.87)
Discontinued operations	0.01	(0.05)	0.07
Extraordinary item	-	-	0.02
Total	$(2.84)	$(2.56)	$(0.78)

The accompanying notes are an integral part of these consolidated financial statements.

Eastman Kodak Company
CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(in millions, except share and per share data)	As of December 31,
	2011	2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$861	$1,624
Receivables, net	1,103	1,196
Inventories, net	607	746
Deferred income taxes	58	120
Other current assets	74	100
Total current assets	2,703	3,786

Property, plant and equipment, net	895	1,037
Goodwill	277	294
Other long-term assets	803	1,109
TOTAL ASSETS	$4,678	$6,226
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable, trade	$706	$959
Short-term borrowings and current portion of long-term debt	152	50
Accrued income taxes	40	343
Other current liabilities	1,252	1,468
Total current liabilities	2,150	2,820

Long-term debt, net of current portion	1,363	1,195
Pension and other postretirement liabilities	3,053	2,661
Other long-term liabilities	462	625
Total liabilities	7,028	7,301

Commitments and Contingencies (Note 11)

EQUITY (DEFICIT)
Common stock, $2.50 par value, 950,000,000 shares authorized; 391,292,760 shares issued as of December 31, 2011 and 2010; 271,379,883 and 268,898,978 shares outstanding as of December 31, 2011 and 2010	978	978
Additional paid in capital	1,108	1,105
Retained earnings	4,071	4,969
Accumulated other comprehensive loss	(2,666)	(2,135)
	3,491	4,917
Treasury stock, at cost; 119,912,877 shares as of December 31, 2011 and 122,393,782 shares as of December 31, 2010	(5,843)	(5,994)
Total Eastman Kodak Company shareholders’ (deficit) equity	(2,352)	(1,077)
Noncontrolling interests	2	2
Total (deficit) equity	(2,350)	(1,075)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$4,678	$6,226

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

Eastman Kodak Company
CONSOLIDATED STATEMENT OF EQUITY (DEFICIT) Cont'd.

(in millions, except share and per share data)

	Eastman Kodak Company Shareholders
				Accumulated
		Additional		Other
	Common	Paid In	Retained	Comprehensive	Treasury		Noncontrolling
	Stock (1)	Capital	Earnings	(Loss) Income	Stock	Total	Interests	Total
Equity (deficit) as of December 31, 2010	$978	$1,105	$4,969	$(2,135)	$(5,994)	$(1,077)	$2	$(1,075)
Net loss	-	-	(764)	-	-	(764)	-	(764)
Other comprehensive loss:
Unrealized gains on available-for-sale securities ($1 million pre- tax)	-	-	-	1		1		1
Unrealized gains arising from hedging activity ($5 million pre-tax)	-	-	-	5	-	5	-	5
Reclassification adjustment for hedging related gains included in net earnings ($14 million pre-tax)	-	-	-	(14)	-	(14)	-	(14)
Currency translation adjustments	-	-	-	18	-	18	-	18
Pension and other postretirement liability adjustments ($611 million pre-tax)	-	-	-	(541)	-	(541)	-	(541)
Other comprehensive loss	-	-	-	(531)	-	(531)	-	(531)
Comprehensive loss								(1,295)
Recognition of equity-based compensation expense	-	20	-	-	-	20	-	20
Treasury stock issued, net (2,326,209 shares) (2)	-	(16)	(127)	-	143	-	-	-
Unvested stock issuances (154,696 shares)	-	(1)	(7)	-	8	-	-	-

Equity (deficit) as of December 31, 2011	$978	$1,108	$4,071	$(2,666)	$(5,843)	$(2,352)	$2	$(2,350)

(1)  There are 100 million shares of $10 par value preferred stock authorized, none of which have been issued.

(2) Includes stock awards issued, offset by shares surrendered for taxes.

The accompanying notes are an integral part of these consolidated financial statements.

Eastman Kodak Company
CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

	For the Year Ended December 31,
	2011	2010	2009

Cash flows from operating activities:
Net loss	$(764)	$(687)	$(209)
Adjustments to reconcile to net cash provided by operating activities:
(Earnings) loss from discontinued operations, net of income taxes	(3)	12	(17)
Earnings from extraordinary items, net of income taxes	-	-	(6)
Depreciation and amortization	294	378	427
Gain on sales of businesses/assets	(80)	(8)	(100)
Loss on early extinguishment of debt, net	-	102	-
Non-cash restructuring and rationalization costs, asset impairments and other charges	17	635	28
Provision (benefit) for deferred income taxes	12	(91)	(99)
Decrease in receivables	96	138	359
Decrease (increase) in inventories	131	(44)	280
Decrease in liabilities excluding borrowings	(729)	(584)	(821)
Other items, net	38	(70)	22
Total adjustments	(224)	468	73
Net cash used in continuing operations	(988)	(219)	(136)
Net cash used in discontinued operations	(10)	-	-
Net cash used in operating activities	(998)	(219)	(136)
Cash flows from investing activities:
Additions to properties	(128)	(149)	(152)
Proceeds from sales of businesses/assets	153	32	156
Acquisitions, net of cash acquired	(27)	-	(17)
(Funding) use of restricted cash and investment accounts	(22)	1	(12)
Marketable securities - sales	83	74	39
Marketable securities - purchases	(84)	(70)	(36)
Net cash used in investing activities	(25)	(112)	(22)
Cash flows from financing activities:
Proceeds from borrowings	412	503	712
Repayment of borrowings	(160)	(565)	(649)
Debt issuance costs	(6)	(12)	(30)
Net cash provided by (used in) financing activities	246	(74)	33
Effect of exchange rate changes on cash	14	5	4
Net decrease in cash and cash equivalents	(763)	(400)	(121)
Cash and cash equivalents, beginning of year	1,624	2,024	2,145
Cash and cash equivalents, end of year	$861	$1,624	$2,024

Eastman Kodak Company
CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

SUPPLEMENTAL CASH FLOW INFORMATION

(in millions)

	For the Year Ended December 31,
	2011	2010	2009
Cash paid for interest and income taxes was:
Interest, net of portion capitalized of $1, $1 and $2	$126	$115	$70
Income taxes (1)	78	197	225

The following non-cash items are not reflected in the Consolidated Statement of Cash Flows:

Pension and other postretirement benefits liability adjustments	$541	$451	$1,027
Liabilities assumed in acquisitions	9	-	4
Issuance of unvested stock, net of forfeitures	1	-	-

(1)  Includes payments related to discontinued operations.

The accompanying notes are an integral part of these consolidated financial statements.

Eastman Kodak Company
NOTES TO FINANCIAL STATEMENTS

NOTE 1:  CHAPTER 11 FILING

On January 19, 2012 (the “Petition Date”), Eastman Kodak Company (the “Company”) and its U.S. subsidiaries (together with the Company, the “Debtors”) filed voluntary petitions for relief (the “Bankruptcy Filing”) under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) case number 12-10202. The Company’s foreign subsidiaries (collectively, the “Non-Filing Entities”) were not part of the Bankruptcy Filing. The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. The Non-Filing Entities will continue to operate in the ordinary course of business.

The Bankruptcy Filing is intended to permit the Company to reorganize and increase liquidity in the U.S. and abroad, monetize non-strategic intellectual property, fairly resolve legacy liabilities, and focus on the most valuable business lines to enable sustainable profitability.  The Company’s goal is to develop and implement a reorganization plan that meets the standards for confirmation under the Bankruptcy Code.  Confirmation of a reorganization plan could materially alter the classifications and amounts reported in the Company’s consolidated financial statements, which do not give effect to any adjustments to the carrying values of assets or amounts of liabilities that might be necessary as a consequence of a confirmation of a reorganization plan or other arrangement or the effect of any operational changes that may be implemented.

Operation and Implication of the Bankruptcy Filing

Under Section 362 of the Bankruptcy Code, the filing of voluntary bankruptcy petitions by the Debtors automatically stayed most actions against the Debtors, including most actions to collect indebtedness incurred prior to the Petition Date or to exercise control over the Company’s property.  Accordingly, although the Bankruptcy Filing triggered defaults for certain of the Debtor’s debt obligations, creditors are stayed from taking any actions as a result of such defaults.  Absent an order of the Bankruptcy Court, substantially all of the Company’s pre-petition liabilities are subject to settlement under a reorganization plan.  As a result of the Bankruptcy Filing the realization of assets and the satisfaction of liabilities are subject to uncertainty.  The Debtors, operating as debtors-in-possession under the Bankruptcy Code, may, subject to approval of the Bankruptcy Court, sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements.  Further, a confirmed reorganization plan or other arrangement may materially change the amounts and classifications in the Company’s consolidated financial statements.

Subsequent to the Petition Date, the Company received approval from the Bankruptcy Court to pay or otherwise honor certain pre-petition obligations generally designed to stabilize the Company’s operations.  These obligations related to certain employee wages, salaries and benefits, and the payment of vendors and other providers in the ordinary course for goods and services received after the Petition Date.  The Company has retained, pursuant to Bankruptcy Court approval, legal and financial professionals to advise the Company in connection with the Bankruptcy Filing and certain other professionals to provide services and advice in the ordinary course of business.  From time to time, the Company may seek Bankruptcy Court approval to retain additional professionals.

The U.S. Trustee for the Southern District of New York (the “U.S. Trustee”) has appointed an official committee of unsecured creditors (the “UCC”).  The UCC and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court on all matters affecting the Debtors.  There can be no assurance that the UCC will support the Company’s positions on matters to be presented to the Bankruptcy Court in the future or on any reorganization plan, once proposed.

Reorganization Plan

In order for the Company to emerge successfully from chapter 11, the Company must obtain the Bankruptcy Court’s approval of a reorganization plan, which will enable the Company to transition from chapter 11 into ordinary course operations outside of bankruptcy.  In connection with a reorganization plan, the Company also may require a new credit facility, or “exit financing.”  The Company’s ability to obtain such approval and financing will depend on, among other things, the timing and outcome of various ongoing matters related to the Bankruptcy Filing.  A reorganization plan determines the rights and satisfaction of claims of various creditors and security holders, and is subject to the ultimate outcome of negotiations and Bankruptcy Court decisions ongoing through the date on which the reorganization plan is confirmed.

Although the Company’s goal is to file a plan of reorganization, the Company may determine that it is in the best interests of the Debtors’ estates to seek Bankruptcy Court approval of a sale of all or a portion of the Company’s assets pursuant to Section 363 of the Bankruptcy Code or seek confirmation of a reorganization plan providing for such a sale or other arrangement.

The Company intends to propose a reorganization plan on or prior to the applicable date required under the Bankruptcy Code, as the same may be extended with approval of the Bankruptcy Court.  The Company presently expects that any proposed reorganization plan will provide, among other things, mechanisms for settlement of claims against the Debtors’ estates, treatment of the Company’s existing equity and debt holders, and certain corporate governance and administrative matters pertaining to the reorganized Company.  Any proposed reorganization plan will be subject to revision prior to submission to the Bankruptcy Court based upon discussions with the Company’s creditors and other interested parties, and thereafter in response to creditor claims and objections and the requirements of the Bankruptcy Code or the Bankruptcy Court.  There can be no assurance that the Company will be able to secure approval for the Company’s proposed reorganization plan from the Bankruptcy Court or that the Company’s proposed plan will be accepted by the lenders under a Debtor-in-Possession Revolving Credit Agreement (the “DIP Credit Agreement”).  In the event the Company does not secure approval of the reorganization plan, the outstanding principal and interest could become immediately due and payable.

Going Concern

The Company incurred a net loss for the years ended 2009, 2010 and, 2011 and had a shareholders’ deficit as of December 31, 2011 and 2010.  To improve the Company’s performance and address competitive challenges, the Company is developing a strategic plan for the ongoing operation of the Company’s business.  Successful implementation of the Company’s plan, however, is subject to numerous risks and uncertainties.  In addition, the increasingly competitive industry conditions under which the Company operates have negatively impacted the Company’s results of operations and cash flows and may continue to do so in the future. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company’s ability to continue as a going concern is contingent upon the Company’s ability to comply with the financial and other covenants contained in the DIP Credit Agreement, the Bankruptcy Court’s approval of the Company’s reorganization plan and the Company’s ability to successfully implement the Company’s plan and obtain exit financing, among other factors.  As a result of the Bankruptcy Filing, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession under chapter 11, the Company may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business (and subject to restrictions contained in the DIP Credit Agreement), for amounts other than those reflected in the accompanying consolidated financial statements. Further, the reorganization plan could materially change the amounts and classifications of assets and liabilities reported in the consolidated financial statements.  The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern or as a consequence of the Bankruptcy Filing.

NOTE 2:  SIGNIFICANT ACCOUNTING POLICIES

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

CHANGE IN ESTIMATE

In conjunction with the Company’s goodwill impairment analysis in the fourth quarter of 2010, the Company reviewed its estimates of the remaining useful lives of its Film, Photofinishing and Entertainment Group segment’s long-lived assets.  This analysis indicated that overall these assets will continue to be used in these businesses for a longer period than anticipated in 2008, the last time that depreciable lives were adjusted for these assets.  As a result, the Company revised the useful lives of certain existing production machinery and equipment, and manufacturing-related buildings effective January 1, 2011.  These assets, many of which were previously set to fully depreciate by 2012 to 2013, were changed to depreciate with estimated useful lives ending from 2012 to 2017.  This change in useful lives reflects the Company’s current estimate of future periods to be benefited from the use of the property, plant, and equipment.

The effect of this change in estimate for the year ended December 31, 2011 was a reduction in depreciation expense of $38 million, $32 million of which would have been recognized in Cost of sales, and $6 million of which would have been capitalized as inventories at December 31, 2011.  The net impact of this change is an increase in earnings from continuing operations for the year ended December 31, 2011 of $32 million, or $.12 on a fully-diluted earnings per share basis.

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

DERIVATIVE FINANCIAL INSTRUMENTS

All derivative instruments are recognized as either assets or liabilities and are measured at fair value.  Certain derivatives are designated and accounted for as hedges.  The Company does not use derivatives for trading or other speculative purposes.  See Note 13, “Financial Instruments.”

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

GOODWILL

Goodwill represents the excess of purchase price of an acquisition over the fair value of net assets acquired.  Goodwill is not amortized, but is required to be assessed for impairment at least annually.  The Company has elected September 30 as the annual impairment assessment date for all of its reporting units, and will perform additional impairment tests when events or changes in circumstances occur that would more likely than not reduce the fair value of the reporting unit below its carrying amount.  A reporting unit is defined as an operating segment or one level below an operating segment.  During 2011, the Company estimated the fair value of its reporting units utilizing an income approach through the application of a discounted cash flow method.  During 2010, the Company estimated the fair value of its reporting units utilizing income and market approaches through the application of discounted cash flow and market comparable methods, respectively.  The assessment is performed in two steps, step one to test for a potential impairment of goodwill and, if potential losses are identified, step two to measure the impairment loss.  Determining the fair value of a reporting unit involves the use of significant estimates and assumptions.

The Company recorded pre-tax goodwill impairment charges of $8 million and $626 million in 2011 and 2010, respectively.  See Note 6, “Goodwill and Other Intangible Assets.”

REVENUE

The Company’s revenue transactions include sales of the following:  products; equipment; software; services; integrated solutions; and intellectual property licensing.  The Company recognizes revenue when realized or realizable and earned, which is when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the sales price is fixed or determinable;

and (4) collectability is reasonably assured.  If the Company determines that collection of a fee is not reasonably assured, the fee is deferred and revenue is recognized at the time collection becomes reasonably assured, which is generally upon receipt of payment.  At the time revenue is recognized, the Company provides for the estimated costs of customer incentive programs and estimated returns and reduces revenue accordingly.  The Company accrues the estimated cost of post-sale obligations, including basic product warranties, based on historical experience at the time the Company recognizes revenue.

For product sales, the revenue recognition criteria are generally met when title and risk of loss have transferred from the Company to the buyer, which may be upon shipment or upon delivery to the customer site, based on contract terms or legal requirements in certain jurisdictions.  Service revenues are recognized as such services are rendered.

For equipment sales, the recognition criteria are generally met when the equipment is delivered and installed at the customer site.  Revenue is recognized for equipment upon delivery as opposed to upon installation when the equipment has stand-alone value to the customer, and the amount of revenue allocable to the equipment is not legally contingent upon the completion of the installation.  In instances in which the agreement with the customer contains a customer acceptance clause, revenue is deferred until customer acceptance is obtained, provided the customer acceptance clause is considered to be substantive.  For certain agreements, the Company does not consider these customer acceptance clauses to be substantive because the Company can and does replicate the customer acceptance test environment and performs the agreed upon product testing prior to shipment.  In these instances, revenue is recognized upon installation of the equipment.

Revenue from the sale of software licenses is recognized when; (1) the Company enters into a legally binding arrangement with a customer for the license of software; (2) the Company delivers the software; (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties; and (4) collection from the customer is reasonably assured.  Software maintenance and support revenue is recognized ratably over the term of the related maintenance contract.

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
When the Company has continuing obligations related to a licensing arrangement, including extending the rights to currently undeveloped intellectual property, the Company applies the multiple element revenue guidance described below to determine the separation, allocation and recognition of revenue.

The Company's transactions may involve the sale of equipment, software, and related services under multiple element arrangements.  The Company allocates revenue to the various elements based on available vendor specific objective evidence (“VSOE”), third party evidence, or best estimated selling price.  Revenue allocated to an individual element is recognized when all other revenue recognition criteria are met for that element.  Kodak limits the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services, future performance obligations or subject to customer-specified return or refund privileges.

The Company evaluates each deliverable in an arrangement to determine whether they represent separate units of accounting.  A deliverable constitutes a separate unit of accounting when it has stand-alone value to the customer, and if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control.  If these criteria are not met, the arrangement is accounted for as one unit of accounting and the recognition of revenue generally occurs upon delivery/completion or ratably as a single unit of accounting over the contractual service period.

Consideration in a multiple element arrangement is allocated at the inception of the arrangement to all deliverables on the basis of the relative selling price.  When applying the relative selling price method, the selling price for each deliverable is based on its VSOE if available, third party evidence (“TPE”) if VSOE is not available, or best estimated selling price (“BESP”) if neither VSOE nor TPE is available.  The Company establishes VSOE of selling price using the price charged for a deliverable when sold separately.  TPE of selling price is established by evaluating largely similar and interchangeable competitor products or services in standalone sales to similarly situated customers.  The best estimate of selling price is established by considering internal factors such as margin objectives, pricing practices and controls, customer segment pricing strategies and the product life cycle.  Consideration is also given to geographies, market conditions such as competitor pricing strategies and industry technology life cycles. The Company regularly reviews VSOE, TPE and BESP and maintains internal controls over the establishment and updates of these estimates.

Most of the Company’s equipment has both software and non-software components that function together to deliver the equipment’s essential functionality and therefore they are accounted for together as non-software deliverables.  Non-essential software sold in connection with the Company’s equipment sales is off-the-shelf and accounted for as separate deliverables or elements.  In most cases these software products sold as part of a multiple element arrangement include software maintenance agreements as well as unspecified upgrades or enhancements on a when-and-if-available basis.  In those multiple element arrangements where non-essential software deliverables are included, revenue is allocated to non-software and to software deliverables each as a group based on relative selling prices of each of the deliverables in the arrangement.  The software deliverables are subject to software accounting whereby revenue is allocated based on relative VSOE or based on the residual method when VSOE exists for all undelivered software elements such as post-contract support.  Revenue allocated to the software deliverables is deferred and amortized over the contract period if VSOE does not exist for the undelivered elements.  Revenue allocated to software licenses is recognized when all other revenue criteria have been met.  Revenue generated from maintenance and unspecified upgrades or updates on a when-and-if-available basis is recognized over the contract period.

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

In instances where the Company provides slotting fees or similar arrangements, this incentive is recognized as a reduction in revenue when payment is made to the customer (or at the time the Company has incurred the obligation, if earlier) unless the Company receives a benefit over a period of time, in which case the incentive is recorded as an asset and is amortized as a reduction of revenue over the period in which the benefit is realized.  Arrangements in which the Company receives an identifiable benefit include arrangements that have enforceable exclusivity provisions and include clawback provisions entitling the Company to a pro rata reimbursement if the customer does not fulfill its obligations under the contract.

The Company may offer customer financing to assist customers in their acquisition of Kodak’s products.  At the time a financing transaction is consummated, which qualifies as a sales-type lease, the Company records equipment revenue equal to the total lease receivable net of unearned income.  Unearned income is recognized as finance income using the effective interest method over the term of the lease.  Leases not qualifying as sales-type leases are accounted for as operating leases.  The Company recognizes revenue from operating leases as earned.

RESEARCH AND DEVELOPMENT COSTS

Research and development (“R&D”) costs, which include costs incurred in connection with new product development, fundamental and exploratory research, process improvement, product use technology and product accreditation, are expensed in the period in which they are incurred.  The acquisition-date fair value of research and development assets acquired in a business combination is capitalized.

ADVERTISING

Advertising costs are expensed as incurred and included in selling, general and administrative expenses in the accompanying Consolidated Statement of Operations.  Advertising expenses amounted to $206 million, $301 million, and $271 million for the years ended December 31, 2011, 2010, and 2009, respectively.

SHIPPING AND HANDLING COSTS

Amounts charged to customers and costs incurred by the Company related to shipping and handling are included in net sales and cost of sales, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews the carrying values of its long-lived assets, other than goodwill and purchased intangible assets with indefinite useful lives, for impairment whenever events or changes in circumstances indicate that the carrying values may not be recoverable.  The Company assesses the recoverability of the carrying values of long-lived assets by first grouping its long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (the asset group) and, secondly, by estimating the undiscounted future cash flows that are directly associated with and that are expected to arise from the use of and eventual disposition of such asset group.  The Company estimates the undiscounted cash flows over the remaining useful life of the primary asset within the asset group.  If the carrying value of the asset group exceeds the estimated undiscounted cash flows, the Company records an impairment charge to the extent the carrying value of the long-lived assets exceed their fair value.  The Company determines fair value through quoted market prices in active markets or, if quoted market prices are unavailable, through the performance of internal analyses of discounted cash flows.

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

INCOME TAXES

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of operating losses, credit carryforwards and temporary differences between the carrying amounts and tax basis of the Company’s assets and liabilities.  The Company records a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized.  For discussion of the amounts and components of the valuation allowances as of December 31, 2011 and 2010, see Note 16, “Income Taxes.”

EARNINGS PER SHARE

Basic earnings per share computations are based on the weighted-average number of shares of common stock outstanding during the year.  As a result of the net loss from continuing operations presented for the years ended December 31, 2011, 2010, and 2009, the Company calculated diluted earnings per share using weighted-average basic shares outstanding for each period, as utilizing diluted shares would be anti-dilutive to loss per share.  Weighted-average basic shares outstanding for the years ended December 31, 2011, 2010, and 2009 were 269.1 million, 268.5 million, and 268.0 million shares, respectively.

If the Company had reported earnings from continuing operations for the years ended December 31, 2011, 2010, and 2009, the following potential shares of the Company’s common stock would have been dilutive in the computation of diluted earnings per share:

(in millions of shares)	For the Year Ended December 31,
	2011	2010	2009

Unvested share-based awards	0.4	2.7	0.5

The computation of diluted earnings per share for the years ended December 31, 2011, 2010, and 2009 also excluded the assumed conversion of outstanding employee stock options and detachable warrants to purchase common shares, because the effects would be anti-dilutive.  The following table sets forth the total amount of outstanding employee stock options and detachable warrants to purchase common shares as of December 31 for each reporting period:

(in millions of shares)	For the Year Ended December 31,
	2011	2010	2009

Employee stock options	13.6	18.0	23.5
Detachable warrants to purchase common shares	40.0	40.0	40.0
Total	53.6	58.0	63.5

Diluted earnings per share calculations could also reflect shares related to the assumed conversion of approximately $315 million of convertible senior notes due 2017, if dilutive.  The Company’s diluted (loss) earnings per share excludes the effect of these convertible securities, as they were anti-dilutive for all periods presented.  Refer to Note 9, “Short-Term Borrowings and Long-Term Debt.”

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2011, the FASB issued ASU No. 2011-10, “Derecognition of in Substance Real Estate – a Scope Clarification,” which amends ASC Topic 360, “Property, Plant and Equipment.”  ASU No. 2011-10 states that when an investor ceases to have a controlling financial interest in an entity that is in-substance real estate as a result of a default on the entity’s nonrecourse debt, the investor should apply the guidance under ASC Subtopic 360-20, Property, Plant and Equipment – Real Estate Sales (formerly FAS 66) to determine whether to derecognize the entity’s assets (including real estate) and liabilities (including the nonrecourse debt).  The changes to the ASC as a result of this update are effective prospectively for deconsolidation events occurring during fiscal years, and interim periods within those years, beginning on or after June, 15, 2012 (January 1, 2013 for the Company).  Adoption of this guidance will not impact the Company’s Consolidated Financial Statements.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (ASC Topic 210):  Disclosures about Offsetting Assets and Liabilities.”  ASU No. 2011-11 creates new disclosure requirements about the nature of an entity’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments.  The changes to the ASC as a result of this update are effective for periods beginning on or after January 1, 2013 (January 1, 2013 for the Company) and must be shown retrospectively for all comparative periods presented.  This guidance requires new disclosures only, and will have no impact on the Company’s Consolidated Financial Statements.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles-Goodwill and Other (ASC Topic 350) – Testing Goodwill for Impairment.”  ASU No. 2011-08 amends the impairment test for goodwill by allowing companies to first assess qualitative factors to determine if it is more likely than not that goodwill might be impaired and whether it is necessary to perform the current two-step goodwill impairment test.  The changes to the ASC as a result of this update are effective prospectively for interim and annual periods beginning after December 15, 2011 (January 1, 2012 for the Company).  Adoption of this guidance will not impact the Company’s Consolidated Financial Statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (ASC Topic 220) - Presentation of Comprehensive Income.”  ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity and requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  Subsequently, the FASB issued ASU No. 2011-12, “Comprehensive Income (ASC Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.”  ASU 2011-12 defers indefinitely the provision within ASU 2011-05 requiring entities to present reclassification adjustments out of accumulated other comprehensive income (AOCI) by component in both the income statement and the statement in which other comprehensive income (OCI) is presented.  ASU 2011-12 does not change the other provisions instituted within ASU 2011-05.   The amendments of both ASUs are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011 (January 1, 2012 for the Company).  The guidance requires changes in presentation only and will have no impact on the Company's Consolidated Financial Statements.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (ASC Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  ASU No. 2011-04 amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization.  The changes to the ASC as a result of this update are effective prospectively for interim and annual periods beginning after December 15, 2011 (January 1, 2012 for the Company).  The adoption of this guidance will not have a significant impact on the Company’s Consolidated Financial Statements.

NOTE 3:  RECEIVABLES, NET

	As of December 31,
(in millions)	2011	2010

Trade receivables	$996	$1,074
Miscellaneous receivables	107	122
Total (net of allowances of $51 and $77 as of December 31, 2011 and 2010, respectively)	$1,103	$1,196

Approximately $191 million and $224 million of the total trade receivable amounts as of December 31, 2011 and 2010, respectively, are expected to be settled through customer deductions in lieu of cash payments.  Such deductions represent rebates owed to the customer and are included in Other current liabilities in the accompanying Consolidated Statement of Financial Position at each respective balance sheet date.

NOTE 4:  INVENTORIES, NET

(in millions)	As of December 31,
	2011	2010

Finished goods	$379	$471
Work in process	123	154
Raw materials	105	121

Total	$607	$746

NOTE 5:  PROPERTY, PLANT AND EQUIPMENT, NET

(in millions)	As of December 31,
	2011	2010
Land	$44	$43
Buildings and building improvements	1,339	1,413
Machinery and equipment	4,042	4,494
Construction in progress	60	72
	5,485	6,022
Accumulated depreciation	(4,590)	(4,985)
Net properties	$895	$1,037

Depreciation expense was $253 million, $318 million, and $354 million for the years 2011, 2010, and 2009, respectively, of which approximately $10 million, $6 million, and $22 million, respectively, represented accelerated depreciation in connection with restructuring actions.

NOTE 6:  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $277 million and $294 million as of December 31, 2011 and 2010, respectively.  The changes in the carrying amount of goodwill by reportable segment for 2011 and 2010 were as follows:

(in millions)			Film,
	Consumer		Photofinishing
	Digital Imaging	Graphic Communications	and Entertainment	Consolidated
	Group	Group	Group	Total

Balance as of December 31, 2009:
Goodwill	$195	$879	$618	$1,692
Accumulated impairment losses	-	(785)	-	(785)
	$195	$94	$618	$907

Impairment	-	8	(626)	(618)
Currency translation adjustments	6	(9)	8	5
Balance as of December 31, 2010:
Goodwill	201	870	626	1,697
Accumulated impairment losses	-	(777)	(626)	(1,403)
	$201	$93	$-	$294

Impairment	-	(8)	-	(8)
Divesiture	(6)	(4)	-	(10)
Currency translation adjustments	2	(1)	-	1
Balance as of December 31, 2011:
Goodwill	197	865	626	1,688
Accumulated impairment losses	-	(785)	(626)	(1,411)
	$197	$80	$-	$277
During 2010, due to continuing challenging business conditions driven, in part, by rising commodity prices and a continuation of significant declines in the FPEG business caused by digital substitution, the Company concluded there was an indication of a possible goodwill impairment related to the FPEG segment.  Based on its analysis, the Company concluded that there was an impairment of goodwill related to the FPEG segment.  The Company recorded a pre-tax impairment charge of $626 million in the fourth quarter of 2010 that was included in Other operating expenses (income), net in the Consolidated Statement of Operations.

During 2011, due to the impact of continued pricing pressures and higher commodity costs within Prepress Solutions, as well as higher start-up costs associated with the commercialization and placement of Prosper Printing Systems, the Company concluded that the carrying value of goodwill for its Commercial Printing reporting unit exceeded the implied fair value of goodwill.  The Company recorded a pre-tax impairment charge of $8 million in 2011 that was included in Other operating expenses (income), net in the Consolidated Statement of Operations.

The gross carrying amount and accumulated amortization by major intangible asset category as of December 31, 2011 and 2010 were as follows:

	As of December 31, 2011
	Gross Carrying	Accumulated		Weighted-Average
(in millions)	Amount	Amortization	Net	Amortization Period
Technology-based	$146	$133	$13	7 years
Customer-related	223	157	66	10 years
Other	16	8	8	18 years

Total	$385	$298	$87	9 years

	As of December 31, 2010
	Gross Carrying	Accumulated		Weighted-Average
(in millions)	Amount	Amortization	Net	Amortization Period
Technology-based	$168	$135	$33	7 years
Customer-related	256	177	79	11 years
Other	29	17	12	14 years

Total	$453	$329	$124	10 years

Amortization expense related to intangible assets was $41 million, $60 million, and $73 million for the years ended December 31, 2011, 2010, and 2009, respectively.

Estimated future amortization expense related to purchased intangible assets as of December 31, 2011 was as follows (in millions):

2012	$27
2013	14
2014	11
2015	10
2016	10
2017 +	15
Total	$87

NOTE 7:  OTHER LONG-TERM ASSETS

	As of December 31,
(in millions)	2011	2010

Deferred income taxes, net of valuation allowance	$452	$695
Intangible assets	87	124
Other	264	290
Total	$803	$1,109

The Other component above consists of other miscellaneous long-term assets that, individually, were less than 5% of the Company’s total assets in the accompanying Consolidated Statement of Financial Position, and therefore, have been aggregated in accordance with Regulation S-X.

NOTE 8:  OTHER CURRENT LIABILITIES

	As of December 31,
(in millions)	2011	2010

Accrued employment-related liabilities	$359	$420
Accrued customer rebates, advertising and promotional expenses	245	322
Deferred revenue	169	165
Accrued restructuring liabilities	60	42
Other	419	519
Total	$1,252	$1,468

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

NOTE 9:  SHORT-TERM BORROWINGS AND LONG-TERM DEBT

SHORT-TERM BORROWINGS AND CURRENT PORTION OF LONG-TERM DEBT

The Company’s current portion of long-term debt was $152 million and $50 million as of December 31, 2011 and 2010, respectively.  There was $100 million outstanding under short-term bank borrowings as of December 31, 2011.

LONG-TERM DEBT, INCLUDING LINES OF CREDIT

Long-term debt and related maturities and interest rates were as follows:

			As of December 31,
(in millions)			2011		2010

			Weighted-Average		Weighted-Average
			Effective Interest	Amount	Effective Interest	Amount
Country	Type	Maturity	Rate	Outstanding	Rate	Outstanding

U.S.	Term note	2011-2013	6.16%	$19	6.16%	$27
Germany	Term note	2011-2013	6.16%	75	6.16%	109
Brazil	Term note	2012-2013	19.80%	5	-	-
U.S.	Term note	2013	7.25%	250	7.25%	300
U.S.	Revolver	2013	4.75%	100	-	-
U.S.	Convertible	2017	12.75%	315	12.75%	305
U.S.	Secured term note	2018	10.11%	491	10.11%	491
U.S.	Term note	2018	9.95%	3	9.95%	3
U.S.	Secured term note	2019	10.87%	247	-	-
U.S.	Term note	2021	9.20%	10	9.20%	10
				1,515		1,245
Current portion of long-term debt				(152)		(50)
Long-term debt, net of current portion				$1,363		$1,195

Annual maturities (in millions) of long-term debt outstanding at December 31, 2011 were as follows:

	Carrying	Principal
	Value	Amount

2012	$52	$52
2013	397	402
2014	-	-
2015	-	-
2016	-	-
2017 and thereafter	1,066	1,164
Total	$1,515	$1,618

Issuance of Senior Secured Notes due 2019

On March 15, 2011, the Company issued $250 million of aggregate principal amount of 10.625% senior secured notes due March 15, 2019 (2019 Senior Secured Notes).  Terms of the notes require interest at an annual rate of 10.625% of the principal amount at issuance, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2011.

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

At any time prior to March 15, 2015, the Company will be entitled at its option to redeem some or all of the 2019 Senior Secured Notes at a redemption price of 100% of the principal plus accrued and unpaid interest and a “make-whole” premium (as defined in the Indenture).  On and after March 15, 2015, the Company may redeem some or all of the 2019 Senior Secured Notes at certain redemption prices expressed as percentages of the principal plus accrued and unpaid interest.  In addition, prior to March 15, 2014, the Company may redeem up to 35% of the 2019 Senior Secured Notes at a redemption price of 110.625% of the principal, plus accrued and unpaid interest, using proceeds from certain equity offerings, provided the redemption takes place within 120 days after the closing of the related equity offering and not less than 65% of the original aggregate principal remains outstanding immediately thereafter.

Upon the occurrence of a change of control, each holder of the 2019 Senior Secured Notes has the right to require the Company to repurchase some or all of such holder’s 2019 Senior Secured Notes at a purchase price in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the repurchase date.

The Indenture contains covenants limiting, among other things, the Company’s ability and the ability of the Company’s restricted subsidiaries (as defined in the Indenture) to (subject to certain exceptions and qualifications): incur additional debt or issue certain preferred stock; pay dividends or make distributions in respect of capital stock or make other restricted payments; make principal payments on, or purchase or redeem subordinated indebtedness prior to any scheduled principal payment or maturity; make certain investments; sell certain assets; create liens on assets; consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s and its subsidiaries’ assets; enter into certain transactions with affiliates; and designate the Company’s subsidiaries as unrestricted subsidiaries.  The Company was in compliance with these covenants as of December 31, 2011.

The 2019 Senior Secured Notes are fully and unconditionally guaranteed (Guarantees) on a senior secured basis by each of the Company’s existing and future direct or indirect 100% owned domestic subsidiaries, subject to certain exceptions (Subsidiary Guarantors).  The 2019 Senior Secured Notes and Guarantees are secured by second-priority liens, subject to permitted liens, on substantially all of the Company’s domestic assets and substantially all of the domestic assets of the Subsidiary Guarantors pursuant to a supplement, dated March 15, 2011, to the security agreement, dated March 5, 2010, entered into with Bank of New York Mellon as second lien collateral agent.  The carrying value of the assets pledged as collateral at December 31, 2011 was approximately $1 billion.

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

Certain events are considered events of default and may result in the acceleration of the maturity of the 2019 Senior Secured Notes, including, but not limited to (subject to applicable grace and cure periods): default in the payment of principal or interest when it becomes due and payable; failure to purchase Senior Secured Notes tendered when and as required; certain events of bankruptcy; and non-compliance with other provisions and covenants and the acceleration or default in the payment of principal of certain other forms of debt.  If an event of default occurs, the aggregate principal amount and accrued and unpaid interest may become due and payable immediately.

The Bankruptcy Filing constituted an event of default with the 2019 Senior Secured Notes.  The creditors are, however, stayed from taking any action as a result of the default under Section 362 of the Bankruptcy Code.  See discussion below regarding the Second Lien Holders Agreement.

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

At any time prior to March 1, 2014, the Company will be entitled at its option to redeem some or all of the 2018 Senior Secured Notes at a redemption price of 100% of the principal plus accrued and unpaid interest and a “make-whole” premium (as defined in the Indenture).  On and after March 1, 2014, the Company may redeem some or all of the 2018 Senior Secured Notes at certain redemption prices expressed as percentages of the principal plus accrued and unpaid interest.  In addition, prior to March 31, 2013, the Company may redeem up to 35% of the 2018 Senior Secured Notes at a redemption price of 109.75% of the principal, plus accrued and unpaid interest, using proceeds from certain equity offerings, provided the redemption takes place within 120 days after the closing of the related equity offering and not less than 65% of the original aggregate principal remains outstanding immediately thereafter.

Upon the occurrence of a change of control, each holder of the 2018 Senior Secured Notes has the right to require the Company to repurchase some or all of such holder’s 2018 Senior Secured Notes at a purchase price in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the repurchase date.

The Indenture contains covenants limiting, among other things, the Company’s ability and the ability of the Company’s restricted subsidiaries (as defined in the Indenture) to (subject to certain exceptions and qualifications): incur additional debt or issue certain preferred stock; pay dividends or make distributions in respect of capital stock or make other restricted payments; make principal payments on, or purchase or redeem subordinated indebtedness prior to any scheduled principal payment or maturity; make certain investments; sell certain assets; create liens on assets; consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s and its subsidiaries’ assets; enter into certain transactions with affiliates; and designate the Company’s subsidiaries as unrestricted subsidiaries.  The Company was in compliance with these covenants as of December 31, 2011.

The 2018 Senior Secured Notes are fully and unconditionally guaranteed (the “guarantees”) on a senior secured basis by each of the Company’s existing and future direct or indirect 100% owned domestic subsidiaries, subject to certain exceptions (the “Subsidiary Guarantors”).  The 2018 Senior Secured Notes and guarantees are secured by second-priority liens, subject to permitted liens, on substantially all of the Company’s domestic assets and substantially all of the domestic assets of the Subsidiary Guarantors pursuant to a security agreement entered into with Bank of New York Mellon as second lien collateral agent on March 5, 2010.  The carrying value of the assets pledged as collateral at December 31, 2011 was approximately $1 billion.

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

The Bankruptcy Filing constituted an event of default with the 2018 Senior Secured Notes.  The creditors are, however, stayed from taking any action as a result of the default under Section 362 of the Bankruptcy Code.

Second Lien Holders Agreement

On February 14, 2012, the Company reached an adequate protection agreement with a group representing at least 50.1% of the Second Lien Note Holders (2019 Senior Secured Note Holders and 2018 Senior Secured Note Holders), which was reflected in the Final DIP Order.  The Company agreed, among other things, to provide all Second Lien Note Holders with a portion of the proceeds received from certain sales and settlements in respect of the Company’s digital imaging portfolio subject to the following waterfall and the Company's right to retain a percentage of certain proceeds under the DIP Credit Agreement: first, to repay any outstanding obligations under the DIP Credit Agreement, including cash collateralizing letters of credit (unless the certain parties otherwise agree); second, to pay 50% of accrued second lien interest at the non-default rate; third, the Company retains $250 million; fourth, to pay 50% of accrued second lien interest at the non-default rate; fifth, any remaining proceeds up to $2,250 million to be split 60% to the Company and 40% to repay outstanding second lien debt at par; and sixth, the Company agreed that any proceeds above $2,250 million will be split 50% to the Company and 50% to Second Lien Note Holders until second lien debt is fully paid.  The Company also agreed to pay current interest to Second Lien Note Holders upon the receipt of $250 million noted above.  Subject to the satisfaction of certain conditions, the Company also agreed to pay reasonable fees of certain advisors to the Second Lien Note Holders.

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

The Bankruptcy Filing constituted an event of default with the 2017 Convertible Notes.  The creditors are, however, stayed from taking any action as a result of the default under Section 362 of the Bankruptcy Code.

Senior Notes due 2013

On October 10, 2003, the Company completed the offering and sale of $500 million aggregate principal amount of Senior Notes due 2013 (the “2013 Notes”), which was made pursuant to the Company's shelf registration statement on Form S-3 effective September 19, 2003.  Interest on the 2013 Notes will accrue at the rate of 7.25% per annum and is payable semiannually.  The 2013 Notes are not redeemable at the Company's option or repayable at the option of any holder prior to maturity.  The 2013 Notes are unsecured and unsubordinated obligations, and rank equally with all of the Company’s other unsecured and unsubordinated indebtedness.

On March 10, 2010, the Company accepted for purchase $200 million aggregate principal amount of the Senior Notes due 2013 (2013 Notes) pursuant to the terms of a tender offer that commenced on February 3, 2010.

On March 15, 2011, the Company repurchased $50 million aggregate principal amount of the 2013 Notes at par using proceeds from the issuance of the 2019 Senior Secured Notes.  As of December 31, 2011, $250 million of the 2013 Notes remain outstanding.

The Bankruptcy Filing constituted an event of default with the 2013 Senior Notes.  The creditors are, however, stayed from taking any action as a result of the default under Section 362 of the Bankruptcy Code.

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

On September 23, 2011, the Company initiated a draw of $160 million under the Second Amended Credit Agreement for general corporate purposes.  During the fourth quarter of 2011, the Company repaid $60 million under the Second Amended Credit Agreement.  The revolving credit advance bears interest at applicable margins over the Base Rate, as defined in the Second Amended Credit Agreement.  The borrowing will bear interest initially at 1.5% (the applicable margin) plus the Base Rate, which fluctuates daily based on the highest of the following reference rates: the Federal Funds Rate plus 0.5%, Bank of America’s prime rate, and a one-month Eurodollar rate plus 1.0%.  The Company may repay the advances at any time without penalty, subject to certain conditions if the advances have been converted to a Eurodollar rate.

Advances under the Second Amended Credit Agreement are available based on the Borrowers’ respective borrowing base from time to time.  The borrowing base is calculated based on designated percentages of eligible accounts receivable, inventory, and machinery and equipment, subject to applicable reserves.  As of December 31, 2011, based on this borrowing base calculation and after deducting $100 million of outstanding borrowings under the agreement, the face amount of letters of credit outstanding of $96 million and $63 million of collateral to secure other banking arrangements, the Company had $71 million available to borrow under the Second Amended Credit Agreement.

Under the terms of the Credit Facility, the Company has agreed to certain affirmative and negative covenants customary in similar asset-based lending facilities.  In the event the Company’s excess availability under the Credit Facility borrowing base formula falls below the greater of (a) $40 million or (b) 12.5% of the commitments under the Credit Facility at any time (Trigger), among other things, the Company must maintain a fixed charge coverage ratio of not less than 1.1 to 1.0 until the excess availability is greater than the Trigger for 30 consecutive days.  As of December 31, 2011, the Company’s fixed charge coverage ratio was less than 1.1 to 1.0; however, as of December 31, 2011, excess availability was greater than the Trigger.  It is the Company’s intent to repay its borrowings as necessary to avoid falling below the required threshold.  The $100 million principal outstanding as of December 31, 2011 is recorded within short-term borrowings and current portion of long-term debt within the Company’s Consolidated Statement of Financial Position.  The negative covenants limit, under certain circumstances, among other things, the Company’s ability to incur additional debt or liens, make certain investments, make shareholder distributions or prepay debt, except as permitted under the terms of the Second Amended Credit Agreement.  The Company was in compliance with all covenants under the Credit Facility as of December 31, 2011.

In addition to the Second Amended Credit Agreement, the Company has other committed and uncommitted lines of credit as of December 31, 2011 totaling $17 million and $65 million, respectively.  These lines primarily support operational and borrowing needs of the Company’s subsidiaries, which include term loans, overdraft coverage, revolving credit lines, letters of credit, bank guarantees and vendor financing programs.  Interest rates and other terms of borrowing under these lines of credit vary from country to country, depending on local market conditions.  As of December 31, 2011, usage under these lines was approximately $24 million all of which were supporting non-debt related obligations.

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

The Bankruptcy Filing constituted an event of default with the Second Amended and Restated Credit Agreement.  The creditors are, however, stayed from taking any action as a result of the default under Section 362 of the Bankruptcy Code.  On January 20, 2012, the Company repaid all obligations and terminated all commitments under the Second Amended and Restated Credit Agreement in connection with entering into and drawing funds from the Debtor-in-Possession Revolving Credit Agreement.

Debtor-in-Possession Credit Agreement

In connection with the Bankruptcy Filing, on January 20, 2012, the Company and Kodak Canada Inc. (the “Canadian Borrower” and, together with the Company, the “Borrowers”) entered into a Debtor-in-Possession Credit Agreement as amended on January 25, 2012 (the “DIP Credit Agreement”), with certain subsidiaries of the Company and the Canadian Borrower signatory thereto (“Subsidiary Guarantors”), the lenders signatory thereto (the “Lenders”), Citigroup Global Markets Inc., as sole lead arranger and bookrunner, and Citicorp North America, Inc., as syndication agent, administration agent and collateral agent (the “Agent”).  Pursuant to the terms of the DIP Credit Agreement, the Lenders agreed to lend in an aggregate principal amount of up to $950 million, consisting of an up to $250 million super-priority senior secured asset-based revolving credit facility and an up to $700 million super-priority senior secured term loan facility (collectively, the “Loans”).  A portion of the revolving credit facility will be available to the Canadian Borrower and may be borrowed in Canadian Dollars.  The DIP Credit Agreement was approved on February 15, 2012 by the Bankruptcy Court.

The Company and each existing and future direct or indirect U.S. subsidiary of the Company (other than indirect U.S. subsidiaries held through foreign subsidiaries and certain immaterial subsidiaries (if any)) (the “U.S. Guarantors”) have agreed to provide unconditional guarantees of the obligations of the Borrowers under the DIP Credit Agreement.  In addition, the U.S. Guarantors, the Canadian Borrower and each existing and future direct and indirect Canadian subsidiary of the Canadian Borrower (other than certain immaterial subsidiaries (if any)) (the “Canadian Guarantors” and, together with the U.S. Guarantors, the “Guarantors”) have agreed to provide unconditional guarantees of the obligations of the Canadian Borrower under the DIP Credit Agreement.  Under the terms of the DIP Credit Agreement, the Company will have the option to have interest on the loans provided thereunder accrue at a base rate or the then applicable LIBOR Rate (subject to certain adjustments and, in the case of the term loan facility, a floor of 1.00%), plus a margin, (x) in the case of the revolving loan facility, of 2.25% for a base rate revolving loan or 3.25% for a LIBOR rate revolving loan, and (y) in the case of the term loan facility, of 6.50% for a base rate loan and 7.50% for a LIBOR Rate loan.  The obligations of the Borrowers and the Guarantors under the DIP Credit Agreement are secured by a first-priority security interest in and lien upon all of the existing and after-acquired personal property of the Company and the U.S. Guarantors, including pledges of all stock or other equity interest in direct subsidiaries owned by the Company or the U.S. Guarantors (but only up to 65% of the voting stock of each direct foreign subsidiary owned by the Company or any U.S. Guarantor in the case of pledges securing the

Company's and the U.S. Guarantors’ obligations under the DIP Credit Agreement).  Assets of the type described in the preceding sentence of the Canadian Borrower or any Canadian subsidiary of the Canadian Borrower are similarly pledged to secure the obligations of the Canadian Borrower and Canadian Guarantor under the DIP Credit Agreement.  The security and pledges are subject to certain exceptions.

The DIP Credit Agreement limits, among other things, the Borrowers’ and the Subsidiary Guarantors’ ability to (i) incur indebtedness, (ii) incur or create liens, (iii) dispose of assets, (iv) prepay subordinated indebtedness and make other restricted payments, (v) enter into sale and leaseback transactions and (vi) modify the terms of any organizational documents and certain material contracts of the Borrowers and the Subsidiary Guarantors.  In addition to standard obligations, the DIP Credit Agreement provides for specific milestones that the Company must achieve by specific target dates.  In addition, the Company and its subsidiaries are required to maintain consolidated Adjusted EBITDA (as defined in the DIP Credit Agreement) of not less than a specified level for certain periods, with the specified levels ranging from $(130) million to $175 million depending on the applicable period.  The Company and its subsidiaries must also maintain minimum U.S. Liquidity (as defined in the DIP Credit Agreement) ranging from $100 million to $250 million depending on the applicable period.

The Borrowers drew approximately $400 million in term loans under the DIP Credit Agreement on January 20, 2012 and issued approximately $102 million of letters of credit under the revolving credit facility.  After the initial drawdown under the DIP Credit Agreement and based on the current borrowing base calculation, as of January 20, 2012, the Borrowers had approximately $98 million available under the revolving credit facility and $300 million committed under the term loan facility.  Availability under the DIP Credit Agreement may be further subject to borrowing base availability, reserves and other limitations, and in the case of the additional term loans the entry of a final order by the Bankruptcy Court approving incurrence of the additional term loans.

The Company paid approximately $36 million to the Agent for arrangement, incentive, and customary agency administration fees in connection with the DIP Credit Agreement and will pay to the Lenders participation fees and an unused amount fee and commitment fee as set forth in the DIP Credit Agreement.

In connection with entering into the DIP Credit Agreement described above, on January 20, 2012, the Company repaid all obligations (other than reimbursement obligations in respect of undrawn amounts, fees and interest in respect of certain letters of credit and secured agreements that remain outstanding) and terminated all commitments under the Second Amended and Restated Credit Agreement (the “Prior Credit Agreement”), dated as of April 26, 2011.  In addition, the Company obtained the release of the liens granted to the agents for the benefit of the secured parties in connection with the Prior Credit Agreement.

NOTE 10:  OTHER LONG-TERM LIABILITIES

	As of December 31,
(in millions)	2011	2010

Non-current tax-related liabilities	$57	$160
Environmental liabilities	96	103
Asset retirement obligations	66	57
Other	243	305
Total	$462	$625

The Other component above consists of other miscellaneous long-term liabilities that, individually, were less than 5% of the total liabilities component in the accompanying Consolidated Statement of Financial Position, and therefore, have been aggregated in accordance with Regulation S-X.

NOTE 11:  COMMITMENTS AND CONTINGENCIES

Environmental
Cash expenditures for pollution prevention and waste treatment for the Company's current facilities were as follows:

	For the Year Ended December 31,
(in millions)	2011	2010	2009

Recurring costs for pollution prevention and waste treatment	$33	$34	$37
Capital expenditures for pollution prevention and waste treatment	1	1	3
Site remediation costs	2	2	2
Total	$36	$37	$42

Environmental expenditures that relate to an existing condition caused by past operations and that do not provide future benefits are expensed as incurred.  Costs that are capital in nature and that provide future benefits are capitalized.  Liabilities are recorded when environmental assessments are made or the requirement for remedial efforts is probable, and the costs can be reasonably estimated.  The timing of accruing for these remediation liabilities is generally no later than the completion of feasibility studies.  The Company has an ongoing monitoring process to assess how the activities, with respect to the known exposures, are progressing against the accrued cost estimates.

At December 31, 2011 and 2010, the Company’s undiscounted accrued liabilities for environmental remediation costs amounted to $96 million and $103 million, respectively.  These amounts were reported in Other long-term liabilities in the accompanying Consolidated Statement of Financial Position.

The Company is currently implementing a Corrective Action Program required by the Resource Conservation and Recovery Act (“RCRA”) at Eastman Business Park (formerly known as Kodak Park) in Rochester, NY.  The Company is currently in the process of completing, and in many cases has completed, RCRA Facility Investigations (“RFI”), Corrective Measures Studies (CMS) and Corrective Measures Implementation (“CMI”) for areas at the site.  At December 31, 2011, estimated future investigation and remediation costs of $49 million were accrued for this site, the majority of which relates to long-term operation, maintenance of remediation systems and monitoring costs.

In addition, the Company has accrued for obligations with estimated future investigation, remediation and monitoring costs of $9 million relating to other operating sites, $19 million at sites associated with former operations, and $19 million of retained obligations for environmental remediation and Superfund matters related to certain sites associated with the non-imaging health businesses sold in 1994.

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

Among these matters is a case in which the Company has been named by the U.S. Environmental Protection Agency as a PRP with potential liability for the study and remediation of the Lower Passaic River Study Area portion of the Diamond Alkali Superfund Site.  Additionally, the Company has been named as a third-party defendant (along with approximately 300 other entities) in an action initially brought by the New Jersey Department of Environmental Protection in the Supreme Court of New Jersey, Essex County seeking recovery of all costs associated with the investigation, removal, cleanup and damage to natural resources resulting from the disposal of various forms of chemicals in the Passaic River.  The total costs (for all parties involved) to clean up the Passaic River could potentially be as high as several billions of dollars.  Based on currently available information, the Company is unable to reasonably estimate a range of loss pertaining to this matter at this time.

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

Asset Retirement Obligations

As of December 31, 2011 and 2010, the Company has recorded approximately $66 million and $57 million, respectively, of asset retirement obligations within Other long-term liabilities in the accompanying Consolidated Statement of Financial Position.  The Company’s asset retirement obligations primarily relate to asbestos contained in buildings that the Company owns.  In many of the countries in which the Company operates, environmental regulations exist that require the Company to handle and dispose of asbestos in a special manner if a building undergoes major renovations or is demolished.  Otherwise, the Company is not required to remove the asbestos from its buildings.  The Company records a liability equal to the estimated fair value of its obligation to perform asset retirement activities related to the asbestos, computed using an expected present value technique, when sufficient information exists to calculate the fair value.  The Company does not have a liability recorded related to every building that contains asbestos because the Company cannot estimate the fair value of its obligation for certain buildings due to a lack of sufficient information about the range of time over which the obligation may be settled through demolition, renovation or sale of the building.

The following table provides asset retirement obligation activity:

	For the Year Ended December 31,
(in millions)	2011	2010	2009

Asset retirement obligations as of January 1	$57	$62	$67
Liabilities incurred in the current period	15	-	4
Liabilities settled in the current period	(9)	(8)	(13)
Accretion expense	4	3	3
Other	(1)	-	1
Asset retirement obligations as of December 31	$66	$57	$62

Other Commitments and Contingencies

The Company has entered into noncancelable agreements with several companies, which provide Kodak with products and services to be used in its normal operations.  These agreements are related to raw materials, supplies, production and administrative services, as well as marketing and advertising.  The terms of these agreements cover the next one to eleven years.  The minimum payments for obligations under these agreements are approximately $109 million in 2012, $69 million in 2013, $47 million in 2014, $41 million in 2015, $18 million in 2016 and $26 million in 2017 and thereafter.

Rental expense, net of minor sublease income, amounted to $87 million, $96 million, and $108 million in 2011, 2010, and 2009, respectively.  The amounts of noncancelable lease commitments with terms of more than one year, principally for the rental of real property, reduced by minor sublease income, are $68 million in 2012, $51 million in 2013, $33 million in 2014, $25 million in 2015, $21 million in 2016 and $43 million in 2017 and thereafter.

In December 2003, the Company sold a property in France for approximately $65 million, net of direct selling costs, and then leased back a portion of this property for a nine-year term.  The entire gain on the property sale of approximately $57 million was deferred and no gain was recognizable upon the closing of the sale as the Company's continuing involvement in the property is deemed to be significant.  As a result, the Company is accounting for the transaction as a financing transaction.  Minimum lease payments under this noncancelable lease commitment are approximately $5 million through the end of 2012.

The Company’s Brazilian operations are involved in governmental assessments of indirect and other taxes in various stages of litigation, primarily related to federal and state value-added taxes.  The Company is disputing these matters and intends to vigorously defend its position.  Based on the opinion of legal counsel and current reserves already recorded for those matters deemed probable of loss, management does not believe that the ultimate resolution of these matters will materially impact the Company’s results of operations or financial position.  The Company routinely assesses all these matters as to the probability of ultimately incurring a liability in its Brazilian operations and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable.  As of December 31, 2011, the unreserved portion of these contingencies, inclusive of any related interest and penalties, for which there was at least a reasonable possibility that a loss may be incurred, amounted to approximately $70 million.

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

NOTE 12:  GUARANTEES

The Company guarantees debt and other obligations of certain customers.  The debt and other obligations are primarily due to banks and leasing companies in connection with financing of customers’ purchases of equipment and product from the Company.  At December 31, 2011, the maximum potential amount of future payments (undiscounted) that the Company could be required to make under these customer-related guarantees was $25 million.  At December 31, 2011, the carrying amount of any liability related to these customer guarantees was not material.

The customer financing agreements and related guarantees, which mature between 2012 and 2016, typically have a term of 90 days for product and short-term equipment financing arrangements, and up to five years for long-term equipment financing arrangements.  These guarantees would require payment from the Company only in the event of default on payment by the respective debtor.  In some cases, particularly for guarantees related to equipment financing, the Company has collateral or recourse provisions to recover and sell the equipment to reduce any losses that might be incurred in connection with the guarantees.  However, any proceeds received from the liquidation of these assets may not cover the maximum potential loss under these guarantees.

Eastman Kodak Company (“EKC”) also guarantees potential indebtedness to banks and other third parties for some of its consolidated subsidiaries.  The maximum amount guaranteed is $185 million, and the outstanding amount for those guarantees is $161 million with $75 million recorded within the Short-term borrowings and current portion of long-term debt, and Long-term debt, net of current portion components in the accompanying Consolidated Statement of Financial Position.  These guarantees expire in 2012 through 2019.  Pursuant to the terms of the Company's Amended Credit Agreement, obligations of the Borrowers to the Lenders under the Amended Credit Agreement, as well as secured agreements in an amount not to exceed $125 million, are guaranteed by the Company and the Company’s U.S. subsidiaries and included in the above amounts.   These secured agreements totaled $63 million as of December 31, 2011.

EKC has issued a guarantee to Kodak Limited (the “Subsidiary”) and the Trustee (the “Trustee”) of the Kodak Pension Plan of the United Kingdom (the “Plan”).  Under that arrangement, EKC guaranteed to the Subsidiary and the Trustee the ability of the Subsidiary, only to the extent it becomes necessary to do so, to (1) make contributions to the Plan to ensure sufficient assets exist to make Plan benefit payments, and (2) make contributions to the Plan such that it will achieve full funded status by the funding valuation for the period ending December 31, 2022.  The guarantee expires (a) upon the conclusion of the funding valuation for the period ending December 31, 2022 if  the Plan achieves full funded status or on payment of the balance if the Plan is underfunded by no more than 60 million British pounds by that date, (b) earlier in the event that the Plan achieves full funded status for two consecutive funding valuation cycles which are typically performed at least every three years, or (c) June 30, 2024 on payment of the balance in the event that the Plan is underfunded by more than 60 million British pounds upon conclusion of the funding valuation for the period ending December 31, 2022.  The amount of potential future contributions is dependent on the funding status of the Plan as it fluctuates over the term of the guarantee.   The funded status of the Plan may be materially impacted by future changes in key assumptions used in the valuation of the Plan, particularly the discount rate and expected rate of return on Plan assets.  A funding valuation and funding plan is required to be submitted to and approved by the United Kingdom Pension Regulator.  The 2010 valuation is currently ongoing.  The funded status of the Plan (calculated in accordance with U.S. GAAP) is included in Pension and other postretirement liabilities presented in the Consolidated Statement of Financial Position.

Indemnifications

The Company issues indemnifications in certain instances when it sells businesses and real estate, and in the ordinary course of business with its customers, suppliers, service providers and business partners.  Further, the Company indemnifies its directors and officers who are, or were, serving at the Company's request in such capacities.  Historically, costs incurred to settle claims related to these indemnifications have not been material to the Company’s financial position, results of operations or cash flows.  Additionally, the fair value of the indemnifications that the Company issued during the year ended December 31, 2011 was not material to the Company’s financial position, results of operations or cash flows.

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

(in millions)

Accrued warranty obligations as of December 31, 2009	$61
Actual warranty experience during 2010	(78)
2010 warranty provisions	60
Accrued warranty obligations as of December 31, 2010	$43
Actual warranty experience during 2011	(92)
2011 warranty provisions	95
Accrued warranty obligations as of December 31, 2011	$46

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

(in millions)

Deferred revenue as of December 31, 2009	$130
New extended warranty and maintenance arrangements in 2010	438
Recognition of extended warranty and maintenance arrangement revenue in 2010	(438)
Deferred revenue as of December 31, 2010	$130
New extended warranty and maintenance arrangements in 2011	428
Recognition of extended warranty and maintenance arrangement revenue in 2011	(438)
Deferred revenue as of December 31, 2011	$120

Costs incurred under these extended warranty and maintenance arrangements for the years ended December 31, 2011 and 2010 amounted to $305 million and $363 million, respectively.

NOTE 13:  FINANCIAL INSTRUMENTS

The following table presents the carrying amounts, estimated fair values, and location in the Consolidated Statement of Financial Position for the Company’s financial instruments:

		Assets
(in millions)		December 31, 2011		December 31, 2010
	Balance Sheet Location	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Marketable securities:
Available-for-sale (1)	Other current assets and Other long-term assets	$12	$12	$10	$10
Held-to-maturity (2)	Other current assets and Other long-term assets	30	30	8	8

Derivatives designated as hedging instruments:
Commodity contracts (1)	Receivables, net	-	-	2	2

Derivatives not designated as hedging instruments:
Foreign exchange contracts (1)	Receivables, net	3	3	11	11
Foreign exchange contracts (1)	Other long-term assets	1	1	1	1

		Liabilities
(in millions)		December 31, 2011		December 31, 2010
	Balance Sheet Location	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Short-term borrowings and current portion of long-term debt (2)	Short-term borrowings and current portion of long-term debt	$152	$127	$50	$51

Long-term borrowings, net of current portion (2)	Long-term debt, net of current portion	1,363	781	1,195	1,242

Derivatives designated as hedging instruments:
Commodity contracts (1)	Other current liabilities	6	6	-	-

Derivatives not designated as hedging instruments:
Foreign exchange contracts (1)	Other current liabilities	4	4	8	8

(1)  Recorded at fair value.
(2)  Recorded at historical cost.

The Company does not utilize financial instruments for trading or other speculative purposes.

Fair value

The fair values of marketable securities are determined using quoted prices in active markets for identical assets (Level 1 fair value measurements).  Fair values of the Company’s forward contracts are determined using other observable inputs (Level 2 fair value measurements), and are based on the present value of expected future cash flows (an income approach valuation technique) considering the risks involved and using discount rates appropriate for the duration of the contracts.  Transfers between levels of the fair value hierarchy are recognized based on the actual date of the event or change in circumstances that caused the transfer.  There were no transfers between levels of the fair value hierarchy during the year 2011.

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

(in millions)	For the Year Ended
	December 31,
	2011	2010	2009
Net loss	$(14)	$(5)	$(2)

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

The Company’s financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments.  The Company manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties.  The Company has procedures to monitor the credit exposure amounts.  The maximum credit exposure at December 31, 2011 was not significant to the Company.

In the event of a default under the Company’s Amended Credit Agreement, or a default under any derivative contract or similar obligation of the Company, the derivative counterparties would have the right, although not the obligation, to require immediate settlement of some or all open derivative contracts at their then-current fair value, but with liability positions netted against asset positions with the same counterparty.  At December 31, 2011 and 2010, the Company had open derivative contracts in liability positions with a total fair value of $10 million and $8 million, respectively.

The location and amounts of gains and losses related to derivatives reported in the Consolidated Statement of Operations are shown in the following tables:

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)			Gain (Loss) Reclassified from Accumulated OCI Into Cost of Sales (Effective Portion)			Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(in millions)	For the Year Ended December 31,			For the Year Ended December 31,			For the Year Ended December 31,
	2011	2010	2009	2011	2010	2009	2011	2010	2009

Commodity contracts	$5	$6	$12	$14	$10	$7	$-	$-	$-
Foreign exchange contracts	-	(2)	-	-	(2)	(2)	-	-	-

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative
(in millions)		For the Year Ended December 31,
		2011	2010	2009

Foreign exchange contracts	Other income (charges), net	$11	$32	$29

Foreign currency forward contracts

Certain of the Company’s foreign currency forward contracts used to mitigate currency risk related to existing foreign currency denominated assets and liabilities are not designated as hedges, and are marked to market through net (loss) earnings at the same time that the exposed assets and liabilities are remeasured through net (loss) earnings (both in Other income (charges), net).  The notional amount of such contracts open at December 31, 2011 was approximately $945 million.  The majority of the contracts of this type held by the Company are denominated in euros and British pounds.

Silver forward contracts

The Company enters into silver forward contracts that are designated as cash flow hedges of commodity price risk related to forecasted purchases of silver.  The value of the notional amounts of such contracts open at December 31, 2011 was $23 million.  Hedge gains and losses related to these silver forward contracts are reclassified into cost of sales as the related silver-containing products are sold to third parties.  These gains or losses transferred to cost of sales are generally offset by increased or decreased costs of silver purchased in the open market.  The amount of existing gains and losses at December 31, 2011 to be reclassified into earnings within the next 12 months is a net loss of $7 million.  At December 31, 2011, the Company had hedges of forecasted purchases through May 2012.

In January 2012, the Company terminated all its existing hedges at a loss of $5 million.  These hedges were designated as secured agreements under the Revolving Credit Facility and needed to be settled prior to the termination of that facility in conjunction with the Company’s DIP Credit Agreement.  Since the hedged transactions are still expected to occur in the originally specified time frame, this loss will remain in Accumulated other comprehensive loss until the related silver-containing products are sold to third parties.

NOTE 14:  OTHER OPERATING (INCOME) EXPENSES, NET

	For the Year Ended December 31,
(in millions)	2011	2010	2009

Expenses (income):
Goodwill impairments (1)	$8	$626	$-
Long-lived asset impairments	4	-	8
Gains related to the sales of assets and businesses (2)	(80)	(8)	(100)
Other	1	1	4
Total	$(67)	$619	$(88)

(1)	Refer to Note 6 “Goodwill and Other Intangible Assets,” in the Notes to Financial Statements.

(2)
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

NOTE 15:  OTHER INCOME (CHARGES), NET

	For the Year Ended December 31,
(in millions)	2011	2010	2009

Income (charges):
Interest income	$10	$11	$12
Loss on foreign exchange transactions	(14)	(5)	(2)
Legal settlements	-	-	19
Gain on sale of investee	-	10	-
Other	2	10	1
Total	$(2)	$26	$30

NOTE 16:  INCOME TAXES

The components of (loss) earnings from continuing operations before income taxes and the related (benefit) provision for U.S. and other income taxes were as follows:

	For the Year Ended December 31,
(in millions)	2011	2010	2009

(Loss) earnings from continuingoperations before income taxes:

U.S.	$(760)	$(487)	$(410)
Outside the U.S.	2	(74)	293
Total	$(758)	$(561)	$(117)

U.S. income taxes:
Current (benefit) provision	$(378)	$(2)	$8
Deferred provision (benefit)	241	2	(7)
Income taxes outside the U.S.:
Current provision	55	192	113
Deferred provision (benefit)	106	(76)	-
State and other income taxes:
Current benefit	(22)	(2)	(1)
Deferred provision	7	-	2
Total provision	$9	$114	$115

The differences between income taxes computed using the U.S. federal income tax rate and the provision (benefit) for income taxes for continuing operations were as follows:

	For the Year Ended December 31,
(in millions)	2011	2010	2009

Amount computed using the statutory rate	$(265)	$(196)	$(41)

Increase (reduction) in taxes
resulting from:
State and other income taxes, net of federal	1	1	1
Unremitted foreign earnings	393	-	-
Impact of goodwill impairment	-	217	-
Operations outside the U.S.	40	130	45
Legislative rate changes	20	10	-
Valuation allowance	(33)	(46)	117
Tax settlements and adjustments, including interest	(149)	3	(4)
Other, net	2	(5)	(3)
Provision for income taxes	$9	$114	$115

During 2011, the Company determined that it is more likely than not that a portion of the deferred tax assets outside the U.S. would not be realized and accordingly, recorded a provision of $53 million associated with the establishment of a valuation allowance on those deferred tax assets.

During 2010, based on additional positive evidence regarding past earnings and projected future taxable income from operating activities, the Company determined that it is more likely than not that a portion of the deferred tax assets outside the U.S. would be realized and accordingly, recorded a tax benefit of $154 million associated with the release of the valuation allowance on those deferred tax assets.

Deferred Tax Assets and Liabilities

The significant components of deferred tax assets and liabilities were as follows:
	As of December 31,
(in millions)	2011	2010

Deferred tax assets
Pension and postretirement obligations	$925	$809
Restructuring programs	5	7
Foreign tax credit	661	477
Inventories	33	23
Investment tax credit	172	160
Employee deferred compensation	69	80
Depreciation	30	28
Research and development costs	232	184
Tax loss carryforwards	1,178	1,181
Other	406	423
Total deferred tax assets	$3,711	$3,372

Deferred tax liabilities
Leasing	37	47
Other deferred debt	16	15
Unremitted foreign earnings	430	-
Other	168	175
Total deferred tax liabilities	651	237
Net deferred tax assets before valuation allowance	3,060	3,135
Valuation allowance	2,560	2,335

Net deferred tax assets	$500	$800

Deferred tax assets (liabilities) are reported in the following components within the Consolidated Statement of Financial Position:

	As of December 31,
(in millions)	2011	2010

Deferred income taxes (current)	$58	$120
Other long-term assets	452	695
Accrued income taxes	(3)	(7)
Other long-term liabilities	(7)	(8)
Net deferred tax assets	$500	$800

As of December 31, 2011, the Company had available domestic and foreign net operating loss carryforwards for income tax purposes of approximately $3,806 million, of which approximately $592 million have an indefinite carryforward period.  The remaining $3,214 million expire between the years 2012 and 2031.  Utilization of these net operating losses may be subject to limitations in the event of significant changes in stock ownership of the Company.  As of December 31, 2011, the Company had unused foreign tax credits and investment tax credits of

$661 million and $172 million, respectively, with various expiration dates through 2031.

The Company has been granted a tax holiday in certain jurisdictions in China.  The Company is eligible for a 50% reduction of the income tax rate as a tax holiday incentive.  The tax rate currently varies by jurisdiction, due to the tax holiday, and will be 25% in all jurisdictions within China in 2013.

During 2011, the Company concluded that the undistributed earnings of its foreign subsidiaries would no longer be considered permanently reinvested.  After assessing the assets of the subsidiaries relative to specific opportunities for reinvestment, as well as the forecasted uses of cash for both its domestic and foreign operations, the Company concluded that it was prudent to changes its indefinite reinvestment assertion to allow greater flexibility in its cash management.  As a result of the change in its assertion the Company recorded a deferred tax liability (net of related foreign tax credits) of $396 million on the foreign subsidiaries’ undistributed earnings.  This deferred tax liability was fully offset by a corresponding decrease in the Company’s U.S. valuation allowance, which resulted in no net tax provision.   The Company also recorded a provision of $34 million for the potential foreign withholding taxes on the undistributed earnings.

The Company’s valuation allowance as of December 31, 2011 was $2,560 million.  Of this amount, $417 million was attributable to the Company’s net deferred tax assets outside the U.S. of $964 million, and $2,143 million related to the Company’s net deferred tax assets in the U.S. of $2,096 million, for which the Company believes it is not more likely than not that the assets will be realized.  The net deferred tax assets in excess of the valuation allowance of $500 million relate primarily to net operating loss carryforwards, certain tax credits, and pension related tax benefits for which the Company believes it is more likely than not that the assets will be realized.

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

Accounting for Uncertainty in Income Taxes

A reconciliation of the beginning and ending amount of the Company’s liability for income taxes associated with unrecognized tax benefits is as follows:

(in millions)
	2011	2010	2009

Balance as of January 1	$245	$256	$296
Tax positions related to the current year:
Additions	12	1	10
Tax positions related to prior years:
Additions	2	-	8
Reductions	(183)	(11)	(58)
Lapses in statutes of limitations	-	(1)	-
Balance as of December 31	$76	$245	$256

The Company’s policy regarding interest and/or penalties related to income tax matters is to recognize such items as a component of income tax (benefit) expense.  During the years ended December 31, 2011, 2010 and 2009, the Company recognized interest and penalties of approximately $(60) million, $5 million and $8 million, respectively, in income tax (benefit) expense.  Additionally, the Company had approximately $14 million and $74 million of interest and penalties associated with uncertain tax benefits accrued as of December 31, 2011 and 2010, respectively.

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

It is reasonably possible that the liability associated with the Company’s unrecognized tax benefits will increase or decrease within the next twelve months.  These changes may be the result of settling ongoing audits or the expiration of statutes of limitations.  Such changes to the unrecognized tax benefits could range from $0 to $30 million based on current estimates.  Audit outcomes and the timing of audit settlements are subject to significant uncertainty.  Although management believes that adequate provision has been made for such issues, there is the possibility that the ultimate resolution of such issues could have an adverse effect on the earnings of the Company.  Conversely, if these issues are resolved favorably in the future, the related provision would be reduced, thus having a positive impact on earnings.

During 2011, the Company agreed to terms with the U.S. Internal Revenue Service and settled the federal audits for calendar years 2001 through 2005.  For these years, the Company originally recorded federal and related state liabilities for uncertain tax positions (“UTPs”) totaling $115 million (plus interest of approximately $25 million).  The settlement resulted in a reduction in Accrued income and other taxes (including the UTP previously noted) of $296 million, the recognition of a $50 million tax benefit, and a reduction in net deferred tax assets of $246 million.

During 2011, the Company agreed to terms with a tax authority outside of the U.S. and settled audits for calendar years 2001 and 2002. For these years, the Company originally recorded liabilities for UTPs totaling $56 million (plus interest of approximately $43 million). The settlement resulted in a reduction in Accrued income taxes and the recognition of a $94 million tax benefit.

The Company files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions.  The Company has substantially concluded all U.S. federal income tax matters for years through 2006.  The Company’s U.S. tax matters for the years 2007 through 2011 remain subject to examination by the IRS.  Substantially all material state, local, and foreign income tax matters have been concluded for years through 2006.  The Company’s tax matters for the years 2007 through 2011 remain subject to examination by the respective state, local, and foreign tax jurisdiction authorities.

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

NOTE 17:  RESTRUCTURING AND RATIONALIZATION LIABILITIES

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

Restructuring and Ongoing Rationalization Reserve Activity

The activity in the accrued balances and the non-cash charges and credits incurred in relation to restructuring programs and ongoing rationalization activities during the three years ended December 31, 2011 were as follows:

			Long-lived Asset
		Exit	Impairments
	Severance	Costs	and Inventory	Accelerated
(in millions)	Reserve	Reserve	Write-downs	Depreciation	Total

Balance at December 31, 2008	$109	$21	$-	$-	$130

2009 charges - continuing operations (1)	193	27	16	22	258
2009 cash payments/utilization (2)	(154)	(23)	(16)	(22)	(215)
2009 other adjustments & reclasses (3)	(80)	2	-	-	(78)
Balance at December 31, 2009	68	27	-	-	95

2010 charges - continuing operations (4)	49	14	9	6	78
2010 cash payments/utilization (5)	(67)	(21)	(9)	(6)	(103)
2010 other adjustments & reclasses (6)	(28)	-	-	-	(28)
Balance at December 31, 2010	22	20	-	-	42

2011 charges - continuing operations (7)	105	15	3	10	133
2011 cash payments/utilization (8)	(58)	(13)	(3)	(10)	(84)
2011 other adjustments & reclasses (9)	(31)	-	-	-	(31)
Balance at December 31, 2011 (10)	$38	$22	$-	$-	$60

(1)	Severance reserve activity includes charges of $191 million, and net curtailment and settlement losses related to these actions of $2 million.

(2)
During the year ended December 31, 2009, the Company made cash payments of approximately $177 million related to restructuring and rationalization, all of which was paid out of restructuring liabilities.

(3)
Includes $84 million of severance related charges for pension plan curtailments, settlements, and special termination benefits, which are reflected in Pension and other postretirement liabilities and Other long-term assets in the Consolidated Statement of Financial Position, partially offset by foreign currency translation adjustments.

(4)	Severance reserve activity includes charges of $49 million.

(5)
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

(7)	Severance reserve activity includes charges of $101 million, and net curtailment and settlement losses related to these actions of $4 million.

(8)
During the year ended December 31, 2011, the Company made cash payments of approximately $71 million related to restructuring and rationalization, all of which was paid out of restructuring liabilities.

(9)
Includes $32 million of severance related charges for pension plan curtailments, settlements, and special termination benefits, which are reflected in Pension and other postretirement liabilities and Other long-term assets in the Consolidated Statement of Financial Position, offset by $1 million of foreign currency translation adjustments.

(10)	The Company expects to utilize the majority of the December 31, 2011 accrual balance in 2012.

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

2011 Activity

The $133 million of charges for the year 2011 includes $10 million of charges for accelerated depreciation and $2 million for inventory write-downs, which were reported in Cost of sales in the accompanying Consolidated Statement of Operations.  The remaining costs incurred of $121 million, including $105 million of severance costs, $15 million of exit costs, and $1 million of long-lived asset impairments, were reported as Restructuring costs, rationalization and other in the accompanying Consolidated Statement of Operations.  The severance and exit costs reserves require the outlay of cash, while long-lived asset impairments, accelerated depreciation and inventory write-downs represent non-cash items.

The 2011 severance costs related to the elimination of approximately 1,225 positions, including approximately 575 manufacturing/service, 550 administrative, and 100 research and development positions.  The geographic composition of these positions includes approximately 725 in the United States and Canada, and 500 throughout the rest of the world.

The charges of $133 million recorded in 2011 included $47 million applicable to FPEG, $34 million applicable to GCG, $9 million applicable to CDG, and $43 million that was applicable to manufacturing/service, research and development, and administrative functions, which are shared across all segments.

As a result of these initiatives, severance payments will be paid during periods through 2012 since, in many instances, the employees whose positions were eliminated can elect or are required to receive their payments over an extended period of time.  In addition, certain exit costs, such as long-term lease payments, will be paid over periods throughout 2012 and beyond.

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

In March 1999, the Company amended the KRIP to include a separate cash balance formula for all U.S. employees hired after February 1999.  All U.S. employees hired prior to that date were granted the option to choose the traditional KRIP plan or the Cash Balance plan.  Written elections were made by employees in 1999, and were effective January 1, 2000.  The Cash Balance plan credits employees' accounts with an amount equal to 4% of their pay, plus interest based on the 30-year treasury-bond rate.  In addition, for employees participating in the Cash Balance plan and the Company's defined contribution plan, the Savings and Investment Plan (“SIP”), the Company matches dollar-for-dollar on the first 1% contributed to SIP and $.50 for each dollar on the next 4% contributed.  Company contributions to SIP were $10 million and $11 million for 2011 and 2010, respectively.

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

The measurement date used to determine the pension obligation for all funded and unfunded U.S. and Non-U.S. defined benefit plans is December 31.

Information regarding the major funded and unfunded U.S. and Non-U.S. defined benefit plans follows:

(in millions)	2011		2010
	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in Benefit Obligation
Projected benefit obligation at January 1	$5,071	$3,636	$4,842	$3,527
Acquisitions/divestitures/other transfers	(1)	2	-	-
Service cost	50	16	48	14
Interest cost	254	180	263	177
Participant contributions	-	4	-	3
Plan amendments	-	(4)	-	45
Benefit payments	(535)	(226)	(511)	(218)
Actuarial loss	392	160	402	181
Curtailments	-	-	-	(5)
Settlements	-	(86)	-	(2)
Special termination benefits	28	1	27	1
Currency adjustments	-	(31)	-	(87)
Projected benefit obligation at December 31	$5,259	$3,652	$5,071	$3,636

Change in Plan Assets
Fair value of plan assets at January 1	$4,861	$2,634	$4,758	$2,502
Acquisitions/divestitures	-	1	-	-
Actual gain on plan assets	413	47	592	320
Employer contributions	25	78	22	90
Participant contributions	-	4	-	3
Settlements	-	(86)	-	(2)
Benefit payments	(536)	(226)	(511)	(218)
Currency adjustments	-	(16)	-	(61)
Fair value of plan assets at December 31	$4,763	$2,436	$4,861	$2,634

Under Funded Status at December 31	$(496)	$(1,216)	$(210)	$(1,002)

Accumulated benefit obligation at December 31	$5,112	$3,584	$4,881	$3,545

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

Amounts recognized in the Consolidated Statement of Financial Position for all major funded and unfunded U.S. and Non-U.S. defined benefit plans were as follows:

	As of December 31,
(in millions)	2011		2010
	U.S.	Non-U.S.	U.S.	Non-U.S.

Other long-term assets	$-	$-	$18	$21
Other current liabilities	(18)	-	(19)	-
Pension and other postretirement liabilities	(478)	(1,216)	(209)	(1,023)
Net amount recognized	$(496)	$(1,216)	$(210)	$(1,002)

Information with respect to the major funded and unfunded U.S. and Non-U.S. defined benefit plans with an accumulated benefit obligation in excess of plan assets follows:

	As of December 31,
(in millions)	2011		2010
	U.S.	Non-U.S.	U.S.	Non-U.S.

Projected benefit obligation	$5,259	$3,652	$383	$3,210
Accumulated benefit obligation	5,112	3,584	378	3,124
Fair value of plan assets	4,763	2,436	154	2,187

Amounts recognized in Accumulated other comprehensive loss for all major funded and unfunded U.S. and Non-U.S. defined benefit plans consisted of:

	As of December 31,
(in millions)	2011		2010
	U.S.	Non-U.S.	U.S.	Non-U.S.

Prior service cost	$6	$26	$7	$38
Net actuarial loss	2,135	1,663	1,790	1,423
Total	$2,141	$1,689	$1,797	$1,461

Changes in plan assets and benefit obligations recognized in other comprehensive loss for all major funded and unfunded U.S. and Non-U.S. defined benefit plans follows:

	2011		2010
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.

Newly established loss	$414	$322	$286	$71
Newly established prior service cost	-	(4)	-	42
Amortization of:
Prior service cost	(1)	(4)	(1)	(1)
Net actuarial loss	(69)	(52)	(5)	(37)
Prior service cost recognized due to curtailment	-	(4)	-	1
Net loss recognized in expense due to settlements	-	(10)	-	(1)
Transfers	-	1	-	2
Total amount recognized in Other comprehensive loss	$344	$249	$280	$77

The actuarial loss and prior service cost estimated to be amortized from Accumulated other comprehensive loss into net periodic pension cost over the next year for all major plans is $237million and $3 million, respectively.

Pension (income) expense from continuing operations for all defined benefit plans included:

	For the Year Ended December 31,
(in millions)	2011		2010		2009
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Major defined benefit plans:
Service cost	$50	$16	$48	$14	$52	$14
Interest cost	254	180	263	177	293	178
Expected return on plan assets	(435)	(209)	(475)	(210)	(486)	(206)
Amortization of:
Prior service cost	1	4	1	1	2	-
Actuarial loss	69	52	5	37	5	13
Pension (income) expense before special termination benefits, curtailments and settlements	(61)	43	(158)	19	(134)	(1)

Special termination benefits	28	1	27	1	78	5
Curtailment losses (gains)	-	4	-	(7)	-	(1)
Settlement losses	-	10	-	1	-	1
Net pension (income) expense for major defined benefit plans	(33)	58	(131)	14	(56)	4
Other plans including unfunded plans	-	12	-	11	-	6
Net pension (income) expense from continuing operations	$(33)	$70	$(131)	$25	$(56)	$10

The special termination benefits of $29 million, $28 million, and $83 million for the years ended December 31, 2011, 2010, and 2009, respectively, were incurred as a result of the Company's restructuring actions and, therefore, have been included in Restructuring costs, rationalization and other in the Consolidated Statement of Operations for those respective periods.  There were no impacts of curtailments or settlements incurred as a result of the Company’s restructuring actions in 2009 and 2010.  For 2011, $3 million of the curtailment losses and $1 million of the settlement losses were incurred as a result of the Company’s restructuring actions and, therefore, have been included in Restructuring costs, rationalization and other in the Consolidated Statement of Operations for 2011.

The weighted-average assumptions used to determine the benefit obligation amounts as of the end of the year for all major funded and unfunded U.S. and Non-U.S. defined benefit plans were as follows:

	As of December 31,
	2011		2010
	U.S.	Non-U.S.	U.S.	Non-U.S.

Discount rate	4.25%	4.37%	5.24%	4.92%
Salary increase rate	3.28%	2.99%	3.81%	3.88%

The weighted-average assumptions used to determine net pension (income) expense for all the major funded and unfunded U.S. and Non-U.S. defined benefit plans were as follows:

	For the Year Ended December 31,
	2011		2010		2009
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.

Discount rate	5.24%	4.95%	5.75%	5.17%	6.76%	5.90%
Salary increase rate	3.80%	3.89%	3.88%	3.87%	3.99%	3.45%
Expected long-term rate of return on plan assets	8.09%	7.79%	8.73%	7.76%	8.49%	7.30%

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

Of the total plan assets attributable to the major U.S. defined benefit plans at December 31, 2011 and 2010, 97% relate to KRIP.  The expected long-term rate of return on plan assets assumption (“EROA”) is based on a combination of formal asset and liability studies that include forward-looking return expectations given the current asset allocation.  During 2010, an asset and liability study was completed and resulted in an 8.50% EROA for KRIP.  A review of the EROA as of December 2011 based upon the current asset allocation and forward-looking expected returns for the various asset classes in which KRIP invests resulted in an EROA of 8.60%.

The annual expected return on plan assets for the major non-U.S. pension plans range from 3.70% to 7.80% for 2011.  EROA assumptions for 2010 for those plans were based on their respective asset allocations as of the end of the year.  As with the KRIP, the EROA assumptions for certain of the Company’s other pension plans were reassessed as of December 2011.  EROA assumptions for those plans were updated accordingly.

Plan Asset Risk Management

The Company evaluates its defined benefit plans’ asset portfolios for the existence of significant concentrations of risk.  Types of concentrations that are evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country, and individual fund.  As of December 31, 2011 and 2010, there were no significant concentrations (defined as greater than 10 percent of plan assets) of risk in the Company’s defined benefit plan assets.

The Company's weighted-average asset allocations for its major U.S. defined benefit pension plans, by asset category, are as follows:

	As of December 31,
Asset Category	2011	2010	2011 Target

Equity securities	17%	20%	13%-27%
Debt securities	38%	45%	35%-47%
Real estate	4%	5%	2%-10%
Cash	7%	3%	0%-6%
Other	34%	27%	30%-40%
Total	100%	100%

The Company's weighted-average asset allocations for its major non-U.S. defined benefit pension plans, by asset category are as follows:

	As of December 31,
Asset Category	2011	2010	2011 Target

Equity securities	16%	19%	12%-19%
Debt securities	46%	43%	44%-52%
Real estate	3%	3%	0%-9%
Cash	4%	7%	0%-6%
Other	31%	28%	27%-37%
Total	100%	100%

The Other asset category in the tables above is primarily composed of private equity, venture capital, and other investments.

Fair Value Measurements

The Company’s asset allocations by level within the fair value hierarchy at December 31, 2011 and 2010 are presented in the tables below for the Company’s major defined benefit plans.  The Company’s plan assets were accounted for at fair value and are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value of assets and their placement within the fair value hierarchy levels.

Major U.S. Plans
December 31, 2011

(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Cash and cash equivalents	$-	$321	$-	$321

Equity Securities	270	528	18	816

Debt Securities:
Government Bonds	-	724	-	724
Inflation-Linked Bonds	-	231	260	491
Investment Grade Bonds	-	449	-	449
Global High Yield & Emerging Market Debt	-	132	-	132

Other:
Absolute Return	-	345	-	345
Real Estate	-	-	213	213
Private Equity	-	-	971	971
Insurance Contracts	-	1	-	1
Derivatives with unrealized gains	11	-	-	11
Derivatives with unrealized losses	-	289	-	289
	$281	$3,020	$1,462	$4,763

Major U.S. Plans
December 31, 2010

(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Cash and cash equivalents	$-	$126	$-	$126

Equity Securities	436	534	19	989

Debt Securities:
Government Bonds	-	749	-	749
Inflation-Linked Bonds	-	667	221	888
Investment Grade Bonds	-	409	-	409
Global High Yield & Emerging Market Debt	-	122	-	122

Other:
Absolute Return	-	287	-	287
Real Estate	-	-	240	240
Private Equity	-	-	1,063	1,063
Derivatives with unrealized gains	7	7	-	14
Derivatives with unrealized losses	-	(26)	-	(26)
	$443	$2,875	$1,543	$4,861

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

Major Non-U.S. Plans
December 31, 2011

(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Cash and cash equivalents	$-	$103	$-	$103

Equity securities	58	348	-	406

Debt securities:
Government Bonds	-	186	-	186
Inflation-Linked Bonds	-	613	-	613
Investment Grade Bonds	-	130	-	130
Global High Yield & Emerging Market Debt	-	226	-	226

Other:
Absolute Return	-	147	-	147
Real Estate	-	9	55	64
Private Equity	-	2	312	314
Insurance Contracts	-	339	-	339
Derivatives with unrealized gains	-	-	-	-
Derivatives with unrealized losses	-	-	-	-
	$58	$2,103	$367	$2,528

Major Non-U.S. Plans
December 31, 2010

(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Cash and cash equivalents	$-	$173	$-	$173

Equity securities	77	420	-	497

Debt securities:
Government Bonds	-	413	-	413
Inflation-Linked Bonds	-	338	65	403
Investment Grade Bonds	-	111	-	111
Global High Yield & Emerging Market Debt	-	203	-	203

Other:
Absolute Return	-	76	-	76
Real Estate	-	4	77	81
Private Equity	-	2	301	303
Insurance Contracts	-	378	-	378
Derivatives with unrealized gains	1	3	-	4
Derivatives with unrealized losses	-	(8)	-	(8)
	$78	$2,113	$443	$2,634

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

For all of the Company’s major defined benefit pension plans, investment managers are selected that are expected to provide best-in-class asset management for their particular asset class, and expected returns greater than those expected from existing salable assets, especially if this would maintain the aggregate volatility desired for each plan’s portfolio.  Investment managers are retained for the purpose of managing specific investment strategies within contractual investment guidelines.  Certain investment managers are authorized to invest in derivatives such as futures, swaps, and currency forward contracts.  Investments in futures and swaps are used to obtain targeted exposure to a particular asset, index or bond duration and only require a portion of the cash to gain exposure to the notional value of the underlying investment.  The remaining cash is available to be deployed and in some cases is invested in a diversified portfolio of various uncorrelated hedge fund strategies that provide added returns at a lower level of risk.  Of the investments shown in the major U.S. plans table as of December 31, 2011 above, 9% and 16% of the total U.S. assets reported within equity securities and government bonds, respectively, are reflective of the exposures gained from the use of derivatives, and are invested in a diversified portfolio of hedge funds using equity, debt, commodity, and currency strategies.  Of the investments shown in the major Non-U.S. plans table as of December 31, 2011 above, 1% and 3% of the total Non-U.S. assets reported within equity securities and government bonds, respectively, are reflective of the exposures gained from the use of derivatives, and are invested in a diversified portfolio of hedge funds using equity, debt, commodity, and currency strategies.  Foreign currency contracts and swaps are used to partially hedge foreign currency risk.  Additionally, the Company’s major defined benefit pension plans invest in government bond futures or local government bonds to partially hedge the liability risk of the plans.

The following is a reconciliation of the beginning and ending balances of level 3 assets of the Company’s major U.S. defined benefit pension plans (in millions):

	U.S.
	Balance at January 1, 2011	Net Realized and Unrealized Gains/(Losses)	Net Purchases and Sales	Net Transfer Into/(Out of) Level 3	Balance at December 31, 2011

Equity Securities	$19	$(1)	$-	$-	$18
Inflations-Linked Bonds	221	39	-	-	260
Private Equity	1,063	139	(231)	-	971
Real Estate	240	18	(45)	-	213
Total	$1,543	$195	$(276)	$-	$1,462

	U.S.
	Balance at January 1, 2010	Net Realized and Unrealized Gains/(Losses)	Net Purchases and Sales	Net Transfer Into/(Out of) Level 3	Balance at December 31, 2010

Equity Securities	$7	$5	$7	$-	$19
Inflation-Linked Bonds	172	49	-	-	221
Private Equity	958	135	(30)	-	1,063
Real Estate	293	(34)	(19)	-	240
Total	$1,430	$155	$(42)	$-	$1,543

The following is a reconciliation of the beginning and ending balances of level 3 assets of the Company’s major Non-U.S. defined benefit pension plans (in millions):

	Non-U.S.
	Balance at January 1, 2011	Net Realized and Unrealized Gains/(Losses)	Net Purchases and Sales	Net Transfer Into/(Out of) Level 3	Balance at December 31, 2011

Inflation-Linked Bonds	$65	$12	$(23)	$(54)	$-
Private Equity	301	44	(33)	-	312
Real Estate	77	(7)	(15)	-	55
Total	$443	$49	$(71)	$(54)	$367

	Non-U.S.
	Balance at January 1, 2010	Net Realized and Unrealized Gains/(Losses)	Net Purchases and Sales	Net Transfer Into/(Out of) Level 3	Balance at December 31, 2010

Inflation-Linked Bonds	$57	$8	$-	$-	$65
Private Equity	242	32	27	-	301
Real Estate	99	(13)	(9)	-	77
Total	$398	$27	$18	$-	$443

The Company expects to contribute approximately $15 million and $82 million in 2012 for U.S. and Non-U.S. defined benefit pension plans, respectively.  Benefit plans in the U.S. are subject to the bankruptcy proceedings.

The following pension benefit payments, which reflect expected future service, are expected to be paid from the plans:

(in millions)	U.S.	Non-U.S.
2012	$430	$201
2013	423	197
2014	399	194
2015	392	191
2016	385	189
2017-2021	1,834	944

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

On March 30, 2011, the Company adopted and announced certain changes to its UK postretirement benefit plan effective May 1, 2011.  Modifications were made regarding contributions for certain retirees.  These changes resulted in the remeasurement of the plan’s obligations as of March 31, 2011.

The measurement date used to determine the net benefit obligation for the Company's other postretirement benefit plans is December 31.

Changes in the Company’s benefit obligation and funded status for the U.S., United Kingdom and Canada other postretirement benefit plans were as follows:

(in millions)	2011	2010

Net benefit obligation at beginning of year	$1,386	$1,404
Service cost	2	1
Interest cost	64	72
Plan participants’ contributions	20	9
Plan amendments	(23)	(29)
Actuarial (gain) loss	(5)	95
Benefit payments	(135)	(168)
Currency adjustments	(1)	2
Net benefit obligation at end of year	$1,308	$1,386

Underfunded status at end of year	$(1,308)	$(1,386)

Amounts recognized in the Consolidated Statement of Financial Position for the Company's U.S., United Kingdom, and Canada plans consisted of:

	As of December 31,
(in millions)	2011	2010

Other current liabilities	$(123)	$(133)
Pension and other postretirement liabilities	(1,185)	(1,253)
	$(1,308)	$(1,386)

Amounts recognized in Accumulated other comprehensive loss for the Company's U.S., United Kingdom, and Canada plans consisted of:

	As of December 31,
(in millions)	2011	2010

Prior service credit	$771	$829
Net actuarial loss	(496)	(535)
	$275	$294

Changes in benefit obligations recognized in Other comprehensive loss during 2011 for the Company’s U.S., United Kingdom, and Canada plans follows:

(in millions)	As of December 31,
	2011	2010
Newly established (gain) loss	$(5)	$95
Newly established prior service credit	(23)	(29)
Amortization of:
Prior service credit	80	76
Net loss	(33)	(28)
Total amount recognized in Other comprehensive loss	$19	$114

Other postretirement benefit cost from continuing operations for the Company's U.S., United Kingdom and Canada plans included:

	For the Year Ended December 31,
(in millions)	2011	2010	2009

Components of net postretirement benefit cost:
Service cost	$2	$1	$1
Interest cost	64	72	92
Amortization of:
Prior service credit	(80)	(76)	(71)
Actuarial loss	33	28	22
Other postretirement benefit cost before curtailments	19	25	44
Curtailment losses	-	-	1
Net other postretirement benefit cost from continuing operations	$19	$25	$45

The prior service credit and net actuarial loss estimated to be amortized from Accumulated other comprehensive loss into net periodic benefit cost over the next year is $80 million and $31 million, respectively.

The U.S. plan represents approximately 94% of the total other postretirement net benefit obligation as of December 31, 2011 and 93% as of December 31, 2010 and, therefore, the weighted-average assumptions used to compute the other postretirement benefit amounts approximate the U.S. assumptions.

The weighted-average assumptions used to determine the net benefit obligations were as follows:

	As of December 31,
	2011	2010
Discount rate	4.25%	5.03%
Salary increase rate	3.45%	3.84%

The weighted-average assumptions used to determine the net postretirement benefit cost were as follows:

	For the Year Ended December 31,
	2011	2010	2009
Discount rate	5.00%	5.93%	6.59%
Salary increase rate	4.10%	3.90%	3.96%

The weighted-average assumed healthcare cost trend rates used to compute the other postretirement amounts were as follows:

	2011	2010
Healthcare cost trend	7.50%	7.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2017	2016

A one-percentage point change in assumed healthcare cost trend rates would have the following effects:

(in millions)	1% increase	1% decrease
Effect on total service and interest cost	$1	$(1)
Effect on postretirement benefit obligation	21	(18)

The following other postretirement benefits, which reflect expected future service, are expected to be paid:

(in millions)
2012	$119
2013	112
2014	108
2015	103
2016	99
2017-2021	443

Benefit plans in the U.S. are subject to the bankruptcy proceedings.  On February 27, 2012, the Company made a motion to the Bankruptcy Court requesting approval to terminate certain retiree Medicare supplemental benefits.  As of December 31, 2011 those benefits represent approximately $220 million of the Company’s other postretirement benefit plans’ net benefit obligation.  If the motion is approved by the Court, expected cash payments reflected in the table above would be reduced.

NOTE 20:  ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of Accumulated other comprehensive loss, net of tax, were as follows:

	As of December 31,
(in millions)	2011	2010	2009
Unrealized holding gains related to available-for-sale securities	$1	$-	$-
Realized and unrealized (losses) gains from hedging activity, net of tax	(7)	2	6
Currency translation adjustments	333	315	235
Pension and other postretirement benefit plan obligation activity, net of tax	(2,993)	(2,452)	(2,001)
Total	$(2,666)	$(2,135)	$(1,760)

See Note 18, “Retirement Plans,” and Note 19, “Other Postretirement Benefits,” regarding the pension and other postretirement plan obligation activity.

NOTE 21:  STOCK OPTION AND COMPENSATION PLANS

The Company recognized stock-based compensation expense in the amount of $20 million, $21 million and $20 million for the years ended December 31, 2011, 2010 and 2009, respectively.  There were no proceeds from the issuance of common stock through stock option plans for the years ended December 31, 2011, 2010, or 2009.

Of the expense amounts noted above, compensation expense related to stock options during the years ended December 31, 2011, 2010 and 2009 was $3 million, $4 million and $5 million, respectively.  Compensation expense related to unvested stock and performance awards during the years ended December 31, 2011, 2010 and 2009 was $17 million, $17 million and $15 million, respectively.

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

Under the 2005 Plan, 11 million shares of the Company's common stock may be granted to employees between January 1, 2005 and December 31, 2014.  This share reserve may be increased by shares that are forfeited pursuant to awards made under the 1995, 2000, and 2005 Plans; shares retained for payment of tax withholding; shares delivered for payment or satisfaction of tax withholding; shares reacquired on the open market using cash proceeds from option exercises; and awards that otherwise do not result in the issuance of shares.  The 2005 Plan is substantially similar to and is intended to replace the 2000 Plan, which expired on January 18, 2005.  Options granted under the 2005 Plan generally expire seven years from the date of grant, but may be forfeited or canceled earlier if the optionee's employment terminates prior to the end of the contractual term.  The 2005 Plan provides for, but is not limited to, grants of unvested stock, performance awards, and Stock Appreciation Rights (“SARs”), either in tandem with options or freestanding.  SARs allow optionees to receive payment equal to the increase in the market price of the Company's stock from the grant date to the exercise date.  As of December 31, 2011, 10,000 freestanding SARs were outstanding under the 2005 Plan at an option price of $7.50.  Compensation expense recognized for the years ended December 31, 2011, 2010, and 2009 on those freestanding SARs was not material.

Under the 2000 Plan, 22 million shares of the Company's common stock were eligible for grant to a variety of employees between January 1, 2000 and December 31, 2004.  The 2000 Plan was substantially similar to, and was intended to replace, the 1995 Plan, which expired on December 31, 1999.  The options generally expire ten years from the date of grant, but may expire sooner if the optionee's employment terminates.  The 2000 Plan provided for, but was not limited to, grants of unvested stock, performance awards, and SARs, either in tandem with options or freestanding.  As of December 31, 2011, 4,500 freestanding SARs were outstanding under the 2000 Plan at option prices ranging from $23.25 to $27.55.  Compensation expense recognized for the years ended December 31, 2011, 2010, and 2009 on those freestanding SARs was not material.

Under the 1995 Plan, 22 million shares of the Company’s common stock were eligible for grant to a variety of employees between February 1, 1995 and December 31, 1999.  The options generally expire ten years from the date of grant, but may expire sooner if the optionee’s employment terminates.  The 1995 Plan provided for, but was not limited to, grants of unvested stock, performance awards, and SARs, either in tandem with options or freestanding.  As of December 31, 2011, no freestanding SARs were outstanding under the 1995 Plan.

Further information relating to stock options is as follows:

			Weighted-Average
		Range of	Exercise
(Amounts in thousands, except per share amounts)	Shares Under Option	Price Per Share	Price Per Share

Outstanding on December 31, 2008	25,207	$7.41 - $79.63	$31.71
Granted	1,229	$2.64 - $6.76	$4.61
Exercised	0	N/A	N/A
Terminated, Expired, Surrendered	2,916	$7.41 - $79.63	$45.73
Outstanding on December 31, 2009	23,520	$2.64 - $65.91	$28.55
Granted	300	$3.96 - $5.96	$4.17
Exercised	0	N/A	N/A
Terminated, Expired, Surrendered	5,790	$7.41 - $65.91	$37.68
Outstanding on December 31, 2010	18,030	$2.64 - $48.34	$25.22
Granted	2,179	$2.82 - $5.22	$3.41
Exercised	0	N/A	N/A
Terminated, Expired, Surrendered	6,599	$3.40 - $65.91	$31.07
Outstanding on December 31, 2011	13,610	$2.64 - $38.04	$18.89

Exercisable on December 31, 2009	20,018	$7.41 - $65.91	$31.96
Exercisable on December 31, 2010	16,036	$2.64 - $48.34	$27.64
Exercisable on December 31, 2011	10,568	$2.64 - $38.04	$23.25

The following table summarizes information about stock options as of December 31, 2011:

(Number of options in thousands)

	Options Outstanding			Options Exercisable
Range of Exercise		Weighted-Average
Prices		Remaining
At Less		Contractual Life	Weighted-Average		Weighted-Average
Least Than	Options	(Years)	Exercise Price	Options	Exercise Price
$2 - $10	6,033	4.70	$5.27	2,991	$6.83
$10 - $30	4,042	1.51	$24.63	4,042	$24.63
$30 - $40	3,535	0.93	$35.57	3,535	$35.57
	13,610			10,568

At December 31, 2011, the weighted-average remaining contractual term of all options outstanding and exercisable was 2.78 years and 1.92 years respectively.  There was no intrinsic value of options outstanding and exercisable due to the fact that the market price of the Company's common stock as of December 31, 2011 was below the weighted-average exercise price of options.  There were no option exercises during 2009, 2010, or 2011.

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

The Black-Scholes option pricing model was used with the following weighted-average assumptions for options issued in each year:

	For the Year Ended
	2011	2010	2009

Weighted-average risk-free interest rate	2.48%	1.50%	2.63%
Risk-free interest rates	2.2% - 2.5%	1.5% - 2.9%	1.9% - 2.7%
Weighted-average expected option lives	6 years	6 years	6 years
Expected option lives	6 years	6 years	6 years
Weighted-average volatility	59%	57%	45%
Expected volatilities	59% - 60%	45% - 58%	45%
Weighted-average expected dividend yield	0.0%	0.0%	0.4%
Expected dividend yields	0.0%	0.0%	0.0% - 7.1%

The weighted-average fair value per option granted in 2011, 2010, and 2009 was $1.92, $2.16, and $2.06, respectively.

As of December 31, 2011, there was $3 million of total unrecognized compensation cost related to unvested options.  The cost is expected to be recognized over a weighted-average period of 1.7 years.

NOTE 22:  ACQUISITIONS

2011

On March 1, 2011, the Company completed the acquisition of substantially all of the assets of the relief plates business of Tokyo Ohka Kogyo Co., Ltd. for a purchase price of approximately $27 million, net of cash acquired.  The acquisition expands and enhances the Company’s capabilities to serve customers, particularly in the packaging industry.  The acquired relief plates business is part of the Company’s Prepress Solutions group within the GCG segment.  This acquisition was immaterial to the Company's financial position as of December 31, 2011, and its results of operations and cash flows for the year ended December 31, 2011.

The Company’s estimated fair value of the assets acquired and liabilities assumed at the date of acquisition exceeded the purchase price by $5 million.  This amount was recorded as a gain from a bargain purchase within Other income (charges), net in the Consolidated Statement of Operations for the year ended December 31, 2011.

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

NOTE 23:  DISCONTINUED OPERATIONS

The components of earnings (loss) from discontinued operations, net of income taxes, are as follows:

	For the Year Ended December 31,
(in millions)	2011	2010	2009

Benefit (provision) for income taxes related to discontinued operations	$4	$(10)	$8
All other items, net	(1)	(2)	9
Earnings (loss) from discontinued operations, net of income taxes	$3	$(12)	$17

NOTE 24:  EXTRAORDINARY ITEM

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

NOTE 25:  SEGMENT INFORMATION

Segment Reporting Structure

For 2011, the Company had three reportable segments: Consumer Digital Imaging Group, Graphic Communications Group, and Film, Photofinishing and Entertainment Group.  The balance of the Company's continuing operations, which individually and in the aggregate do not meet the criteria of a reportable segment, are reported in All Other.  A description of the segments is as follows:

Consumer Digital Imaging Group Segment (“CDG”):  CDG encompasses digital still and video cameras, digital devices such as picture frames, kiosks, APEX drylab systems, and related consumables and services, consumer inkjet printing systems, Kodak Gallery products and services, and imaging sensors.  CDG also includes the licensing activities related to the Company's intellectual property in digital imaging products.  As announced on February 9, 2012, the Company plans to phase out its dedicated capture devices business, including digital cameras, pocket video cameras, and digital picture frames in the first half of 2012.

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

2012 Reportable Segments

For 2012, the Company will report financial information for two reportable segments; Commercial Group and Consumer Group.

The Commercial Group will be comprised of the following: Graphics, Entertainment & Commercial Film Business, Digital and Functional Printing, and Enterprise Services and Solutions.

The Consumer Group will be comprised of the following:  Intellectual Property and the Consumer Business:  Retail Systems Solutions, Consumer Inkjet Systems, Traditional Photofinishing, and Digital Capture and Devices.

Segment financial information is shown below.

	For the Year Ended December 31,
(in millions)	2011	2010	2009

Net sales from continuing operations:
Consumer Digital Imaging Group	$1,739	$2,731	$2,626
Graphic Communications Group	2,736	2,674	2,718
Film, Photofinishing and Entertainment Group	1,547	1,762	2,262
All Other	-	-	3
Consolidated total	$6,022	$7,167	$7,609

(Loss) earnings from continuing operations before interest expense, other income (charges), net and income taxes:
Consumer Digital Imaging Group	$(349)	$278	$(10)
Graphic Communications Group	(191)	(95)	(107)
Film, Photofinishing and Entertainment Group	34	91	187
All Other	-	(1)	(16)
Total	(506)	273	54
Restructuring costs, rationalization and other	(133)	(78)	(258)
Corporate components of pension and OPEB (expense) income	(28)	96	85
Other operating (expenses) income, net	67	(619)	88
Adjustments to contingencies and legal reserves/settlements	-	(8)	3
Interest expense	(156)	(149)	(119)
Loss on early extinguishment of debt	-	(102)	-
Other income (charges), net	(2)	26	30
Loss from continuing operations before income taxes	$(758)	$(561)	$(117)

	As of December 31,
(in millions)	2011	2010	2009

Segment total assets:
Consumer Digital Imaging Group	$929	$1,126	$1,198
Graphic Communications Group	1,459	1,566	1,734
Film, Photofinishing and Entertainment Group	913	1,090	1,991
Total of reportable segments	3,301	3,782	4,923
Cash and marketable securities	867	1,628	2,031
Deferred income tax assets	510	815	728
All Other/ corporate items	-	1	-
Consolidated total assets	$4,678	$6,226	$7,682

	For the Year Ended December 31,
(in millions)	2011	2010	2009
Intangible asset amortization expense from continuing operations:
Consumer Digital Imaging Group	$-	$-	$-
Graphic Communications Group	41	58	71
Film, Photofinishing and Entertainment Group	-	2	2
Consolidated total	$41	$60	$73

Depreciation expense from continuing operations:
Consumer Digital Imaging Group	$81	$89	$86
Graphic Communications Group	87	85	94
Film, Photofinishing and Entertainment Group	75	136	151
All Other	-	2	1
Sub-total	243	312	332
Restructuring-related depreciation	10	6	22
Consolidated total	$253	$318	$354

Capital additions from continuing operations:
Consumer Digital Imaging Group	$52	$59	$61
Graphic Communications Group	62	64	67
Film, Photofinishing and Entertainment Group	14	26	23
All Other	-	-	1
Consolidated total	$128	$149	$152

Net sales to external customers attributed to (1):
The United States	$2,043	$3,102	$3,086
Europe, Middle East and Africa	$1,973	$2,031	$2,358
Asia Pacific	1,239	1,234	1,298
Canada and Latin America	767	800	867
Foreign countries total	$3,979	$4,065	$4,523
Consolidated total	$6,022	$7,167	$7,609

(1)  Sales are reported in the geographic area in which they originate.

	As of December 31,
(in millions)	2011	2010	2009
Property, plant and equipment, net located in :
The United States	$554	$664	$819
Europe, Middle East and Africa	$158	$189	$219
Asia Pacific	143	144	159
Canada and Latin America	40	40	57
Foreign countries total	$341	$373	$435
Consolidated total	$895	$1,037	$1,254

NOTE 26:  QUARTERLY SALES AND EARNINGS DATA – UNAUDITED

(in millions, except per share data)	4th Qtr.		3rd Qtr.		2nd Qtr.		1st Qtr.

2011
Net sales from continuing operations	$1,753		$1,462		$1,485		$1,322
Gross profit from continuing operations	344		207		211		125
Loss from continuing operations	(117)	(4)	(222)	(3)	(179)	(2)	(249)	(1)
Earnings from discontinued operations (9)	-		-		-		3
Net loss attributable to Eastman Kodak Company	(117)		(222)		(179)		(246)
Basic and diluted net (loss) earnings per share attributable to Eastman Kodak Company common shareholders (10)
Continuing operations	(0.43)		(0.83)		(0.67)		(0.92)
Discontinued operations	-		-		-		0.01
Total	(0.43)		(0.83)		(0.67)		(0.91)

2010
Net sales from continuing operations	$1,942		$1,756		$1,555		$1,914
Gross profit from continuing operations	376		474		303		793
(Loss) earnings from continuing operations	(584)	(8)	(43)	(7)	(167)	(6)	119	(5)
Loss from discontinued operations (9)	(11)		-		(1)		-
Net (loss) earnings attributable to Eastman Kodak Company	(595)		(43)		(168)		119
Basic net (loss) earnings per share attributable to Eastman Kodak Company common shareholders (10)
Continuing operations	(2.17)		(0.16)		(0.62)		0.44
Discontinued operations	(0.04)		-		(0.01)		-
Total	(2.21)		(0.16)		(0.63)		0.44

Diluted net (loss) earnings per share attributable to Eastman Kodak Company common shareholders (10)
Continuing operations	(2.17)		(0.16)		(0.62)		0.40
Discontinued operations	(0.04)		-		(0.01)		-
Total	(2.21)		(0.16)		(0.63)		0.40

(footnotes on next page)

(1)
Includes pre-tax restructuring charges of $35 million ($2 million included in Cost of sales and $33 million included in Restructuring costs, rationalization and other), which decreased net earnings from continuing operations by $34 million; a pre-tax gain on asset/business sales of $71 million (included in Other operating (income) expenses, net), which increased net earnings from continuing operations by $71 million; and Corporate pension costs of $8 million (included in Cost of sales, SG&A, and R&D), which decreased net earnings from continuing operations by $6 million.

(2)
Includes pre-tax restructuring charges of $36 million ($7 million included in Cost of sales and $29 million included in Restructuring costs, rationalization and other), which decreased net earnings from continuing operations by $33 million; and Corporate pension costs of $4 million (included in Cost of sales, SG&A, and R&D), which decreased net earnings from continuing operations by $2 million.

(3)
Includes pre-tax restructuring charges of $18 million ($1 million included in Cost of sales and $17 million included in Restructuring costs, rationalization and other), which decreased net earnings from continuing operations by $18 million; and a pre-tax impairment charge of $8 million (included in Other operating expenses (income), net), which decreased net earnings from continuing operations by $8 million.

(4)
Includes pre-tax restructuring charges of $44 million ($2 million included in Cost of sales and $42 million included in Restructuring costs, rationalization and other), which decreased net earnings from continuing operations by $42 million; Corporate pension costs of $4 million (included in Cost of sales, SG&A, and R&D), which increased net earnings from continuing operations by $1 million, and a pre-tax gain on asset/business sales of $8 million, which increased net earnings by $8 million.

(5)
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

(6)
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

(7)
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

(8)
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

(9)	Refer to Note 23, “Discontinued Operations,” in the Notes to Financial Statements for a discussion regarding earnings from discontinued operations.

(10)
Each quarter is calculated as a discrete period and the sum of the four quarters may not equal the full year amount.  The Company's diluted net (loss) earnings per share in the above table may include the effect of convertible debt instruments.

Changes in Estimates Recorded During the Fourth Quarter Ended December 31, 2011

During the fourth quarter ended December 31, 2011, the Company recorded a reduction of expense of approximately $43 million related to changes in estimates with respect to certain of its employee benefit and compensation accruals.  These changes in estimates positively impacted results for the quarter by $.16 per share.

Eastman Kodak Company
SUMMARY OF OPERATING DATA – UNAUDITED*

(in millions, except per share data, shareholders, and employees)

	2011		2010		2009		2008		2007

Net sales from continuing operations (8)	$ 6,022		$ 7,167		$ 7,609		$ 9,416		$ 10,301
Loss from continuing operations before interest expense, other income (charges), net and income taxes	(600)		(336)		(28)		(821)		(230)
(Loss) earnings from:
Continuing operations	(767)	(1)	(675)	(2)	(232)	(3)	(727)	(4)	(206)	(5)
Discontinued operations	3	(6)	(12)	(6)	17	(6)	285		884
Extraordinary item, net of tax	-		-		6		-		-
Net (Loss) Earnings	(764)		(687)		(209)		(442)		678
Less: Net earnings attributable to noncontrolling interests	-		-		(1)		-		(2)
Net (Loss) Earnings Attributable to Eastman Kodak Company	(764)		(687)		(210)		(442)		676

Earnings and Dividends
(Loss) earnings from continuing operations
- % of net sales from continuing operations	-12.7%		-9.4%		-3.0%		-7.7%		-2.0%
Net (loss) earnings
- % return on average equity	-44.1%		-124.0%		-44.0%		-21.8%		30.2%
Basic and diluted (loss) earnings per share attributable to Eastman Kodak Company common shareholders:
Continuing operations	(2.85)		(2.51)		(0.87)		(2.58)		(0.71)
Discontinued operations	0.01		(0.05)		0.07		1.01		3.06
Extraordinary item, net of tax	-		-		0.02		-		-
Total	(2.84)		(2.56)		(0.78)		(1.57)		2.35
Cash dividends declared and paid
- on common shares	-		-		-		139		144
- per comon share	-		-		-		0.50		0.50
Common shares outstanding at year end	271.4		268.9		268.6		268.2		288.0
Shareholders at year end	49,760		51,802		54,078		56,115		58,652

Statement of Financial Position Data
Working capital	553		966		1,407		1,566		1,631
Property, plant and equipment, net	895		1,037		1,254		1,551		1,811
Total assets	4,678		6,226		7,682		9,179		13,659
Short-term borrowings and current portion of long-term debt	152		50		62		51		308
Long-term debt, net of current portion	1,363		1,195		1,129		1,252		1,289

	2011		2010		2009		2008		2007
Supplemental Information
Net sales from continuing operations
- CDG	$ 1,739		$ 2,731		$ 2,626		$ 3,088		$ 3,247
- GCG	2,736		2,674		2,718		3,334		3,413
- FPEG	1,547		1,762		2,262		2,987		3,632
- All Other	-		-		3		7		9
Research and development costs	274		318		351		478		525
Depreciation	253		318		354		420		679
Taxes (excludes payroll, sales and excise taxes)	39		146		149		(105)		5
Wages, salaries and employee benefits (7)	1,578		1,572		1,732		2,141		2,846
Employees as of year end
- in the U.S.	8,350		9,600		10,630		12,800		14,200
- worldwide	17,100		18,800		20,250		24,400		26,900

(footnotes on next page)

SUMMARY OF OPERATING DATA
Eastman Kodak Company

(footnotes for previous page)

*	Historical results are not indicative of future results due to the chapter 11 filing.

(1)
Includes pre-tax goodwill impairment charges of $13 million; pre-tax restructuring charges of $133 million; $80 million of income related to gains on assets sales; Corporate pension costs of $28 million, and $3 million of income related to reversals of value-added tax reserves.  These items increased net loss from continuing operations by $36 million.

(2)
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

(3)
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

(4)
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

(5)
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

(6)	Refer to Note 23, “Discontinued Operations” in the Notes to Financial Statements for a discussion regarding the earnings from discontinued operations.

(7)	Amounts for 2007 have not been adjusted to remove wages, salaries and employee benefits associated with the Health Group.

(8)   Includes revenues from non-recurring intellectual property licensing agreements of $82 million in 2011, $838 million in 2010, $435 million in
        2009, $227 million in 2008, and $236 million in 2007.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in "Internal Control-Integrated Framework.”  Based on management’s assessment using the COSO criteria, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2011.  The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, as stated in their report which appears on page 54 of this Annual Report on Form 10-K.

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

ITEM 9B.  OTHER INFORMATION

None.
PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 regarding executive officers is contained in Part I under the caption “Executive Officers of the Registrant” on page 20.  The remainder of the information required by Item 10 will be provided to this Form 10-K when finalized.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 will be provided to this Form 10-K when finalized.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

"Stock Options and SARs Outstanding under Shareholder and Non-Shareholder Approved Plans" is shown below:

STOCK OPTIONS AND SARS OUTSTANDING UNDER SHAREHOLDER AND NON-SHAREHOLDER APPROVED PLANS

As required by Item 201(d) of Regulation S-K, the Company's total options outstanding of 13,631,469, including total SARs outstanding of 21,082, have been granted under equity compensation plans that have been approved by security holders and that have not been approved by security holders as follows:
Plan Category	Number of Securities to be issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	13,624,887	$18.88	13,083,409
Equity compensation plans not approved by security holders (2)	6,582	36.72	-
Total	13,631,469	$18.89	13,083,409

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

On December 31, 2011, the equity overhang, or the percentage of outstanding shares (plus shares that could be issued pursuant to plans represented by all stock incentives granted and available for future grant under all plans) was 11.5%.

The remainder of the information required by Item 12 will be provided to this Form 10-K when finalized.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be provided to this Form 10-K when finalized.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 will be provided to this Form 10-K when finalized.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Page No.
(a) 1. Consolidated financial statements:
Report of independent registered public accounting firm	53
Consolidated statement of operations	54
Consolidated statement of financial position	55
Consolidated statement of equity (deficit)	56-58
Consolidated statement of cash flows	59-60
Notes to financial statements	61-116

2. Financial statement schedule:

II - Valuation and qualifying accounts	125

All other schedules have been omitted because they are not applicable or the information required is shown in the financial statements or notes thereto.

3.Additional data required to be furnished:

Exhibits required as part of this report are listed in the index appearing on pages 126 through 136.

SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTMAN KODAK COMPANY
(Registrant)

By:   /s/ Antonio M. Perez
      Antonio M. Perez
          Chairman & Chief Executive Officer
          February 29, 2012

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
        Antoinette P. McCorvey                                                                    Chief Financial Officer and Senior Vice President
                                                                                                                       (Principal Financial Officer)

By:   /s/ Eric H. Samuels
        Eric H. Samuels                                                                                            Chief Accounting Officer and Corporate Controller
                                                                                                                               (Principal Accounting Officer)

By:   /s/ Richard S. Braddock
        Richard S. Braddock                                                                                   Director

By:   /s/ Timothy M. Donahue
        Timothy M. Donahue                                                                                Director

By:   /s/ Michael J. Hawley
        Michael J. Hawley                                                                                      Director

By:   /s/ William H. Hernandez
        William H. Hernandez                                                                                Director

By:   /s/ Douglas R. Lebda
        Douglas R. Lebda                                                                                      Director

By:   /s/ Kyle Prechtl Legg
        Kyle Prechtl Legg                                                                                      Director

By:   /s/ Delano E. Lewis
        Delano E. Lewis                                                                                         Director

By:   /s/ William G. Parrett
        William G. Parrett                                                                                      Director

By:   /s/ Joel Seligman
        Joel Seligman                                                                                             Director

By:   /s/ Dennis F. Strigl
        Dennis F. Strigl                                                                                          Director

Date:  February 29, 2012

Schedule II
Eastman Kodak Company
Valuation and Qualifying Accounts

	Balance at	Charges to	Amounts	Balance at
	Beginning	Earnings	Written	End of
(in millions)	Of Period	and Equity	Off	Period

Year ended December 31, 2011
Deducted in the Statement of Financial Position:
From Current Receivables:
Reserve for doubtful accounts	$63	$10	$34	$39
Reserve for loss on returns and allowances	14	22	24	12
Total	$77	$32	$58	$51

From Deferred Tax Assets:
Valuation allowance	$2,335	$505	$280	$2,560

Year ended December 31, 2010
Deducted in the Statement of Financial Position:
From Current Receivables:
Reserve for doubtful accounts	$79	$19	$35	$63
Reserve for loss on returns and allowances	19	24	29	14
Total	$98	$43	$64	$77

From Deferred Tax Assets:
Valuation allowance	$2,092	$460	$217	$2,335

Year ended December 31, 2009
Deducted in the Statement of Financial Position:
From Current Receivables:
Reserve for doubtful accounts	$90	$23	$34	$79
Reserve for loss on returns and allowances	23	25	29	19
Total	$113	$48	$63	$98

From Deferred Tax Assets:
Valuation allowance	$1,665	$633	$206	$2,092

Eastman Kodak Company
Index to Exhibits
Exhibit
Number

(3.1)	Certificate of Incorporation, as amended and restated May 11, 2005.
(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, Exhibit 3.)

(3.2)	By-laws, as amended and restated October 19, 2010.
(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, Exhibit 3.2.)

(3.3)	Certificate of Designations for Eastman Kodak Company Series A Junior Participating Preferred Stock.
(Incorporated by reference to the Eastman Kodak Company Current Report on Form 8-K for the date August 1, 2011, as filed on August 1, 2011, Exhibit 3.1.)

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

(4.19)	Indenture dated March 15, 2011, by and among the Company, the Subsidiary Guarantors and The Bank of New York Mellon, as trustee.
(Incorporated by reference to the Eastman Kodak Company Current Report on Form 8-K for the date March 15, 2011, as filed on March 31, 2011, Exhibit 4.1.)

(4.20)	Second Amended and Restated Credit Agreement, dated as of April 26, 2011, among Eastman Kodak Company, Kodak Canada Inc., the lenders party thereto, and Bank of America, N.A., as agent.
(Incorporated by reference to the Eastman Kodak Company Current Report on Form 8-K for the date April 26, 2011, as filed on April 27, 2011, Exhibit 4.1.)

Eastman Kodak Company
Index to Exhibits (continued)

Exhibit
Number

(4.21)
Rights Agreement, dated as of August 1, 2011, between Eastman Kodak Company and Computershare Trust Company, N.A., which includes the form of Certificate of Designations of Series A Junior Participating Preferred Stock as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C.

(Incorporated by reference to the Eastman Kodak Company Current Report on Form 8-K for the date August 1, 2011, as filed on August 1, 2011, Exhibit 4.2.)

(4.22)	Debtor-In-Possession Credit Agreement, dated as of January 20, 2012.

(4.23)	Amendment No. 1 to Debtor-In-Possession Credit Agreement, dated as of January 25, 2012.

(4.24)	U.S. Security Agreement, dated January 20, 2012.

(4.25)	Canadian Security Agreement, dated January 20, 2012.

(4.26)	Intercreditor Agreement, dated as of January 20, 2012.

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

(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2007, Exhibit 10.)

(10.4)	1982 Eastman Kodak Company Executive Deferred Compensation Plan, as amended and restated effective January 1, 2009.
(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2008, Exhibit 10.4.)

(10.5)	Eastman Kodak Company 2005 Omnibus Long-Term Compensation Plan, as amended and restated January 1, 2011.
(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, Exhibit 10.4.)

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

Eastman Kodak Company
Index to Exhibits (continued)

Exhibit
Number

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

Second Amendment, dated December 9, 2008, to Antonio M. Perez Letter Agreement dated March 3, 2003.
(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2008, Exhibit 10.24.)

Amendment, dated September 28, 2009, to Antonio M. Perez Letter Agreement dated March 3, 2003.
(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009.)

Eastman Kodak Company
Index to Exhibits (continued)

Exhibit
Number

(10.25)	Antoinette P. McCorvey Waiver Letter Re: Eastman Kodak Company Executive Protection Plan dated October 11, 2010.
(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2010, Exhibit 10.)

(10.26)	Asset Purchase Agreement between Eastman Kodak Company and Onex Healthcare Holdings, Inc., dated as of January 9, 2007.

Amendment No. 1 To the Asset Purchase Agreement.
(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, Exhibit 10 CC.)

(10.27)	Administrative Guide For September 28, 2009 Restricted Stock Unit (RSU) Grant under the 2005 Omnibus Long-Term Compensation Plan (For Executives).
(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009.)

(10.28)	Administrative Guide For September 28, 2009 Restricted Stock Unit (RSU) Grant under the 2005 Omnibus Long-Term Compensation Plan (For Executive Council and Operations Council Members).
(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009.)

(10.29)	Administrative Guide For September 28, 2009 Restricted Stock Unit (RSU) Grant under the 2005 Omnibus Long-Term Compensation Plan (Hold Until Retirement Provision).
(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009.)

(10.30)	Administrative Guide for the 2011 Performance Stock Unit Program under Article 7 (Performance Awards) of the 2005 Omnibus Long-Term Compensation Plan, Granted to Antonio M. Perez.
(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011.)

(10.32)	Laura G, Quatela Waiver Letter Re: Eastman Kodak Company Executive Protection Plan dated November 8, 2010.
(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2010, Exhibit 10.)

(10.33)	Gustavo Oviedo Waiver Letter Re: Eastman Kodak Company Executive Protection Plan dated December 13, 2010.
(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2010, Exhibit 10.)

(10.34)	Note Purchase Agreement, dated as of February 24, 2010, by and among Eastman Kodak Company and KKR et al.
(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010, Exhibit 4.16.)

Eastman Kodak Company
Index to Exhibits (continued)

Exhibit
Number

(10.35)                 Joyce P. Haag Separation Agreement dated November 11, 2010.
(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2010, Exhibit 10.)

(10.38)	Second Amended and Restated U.S. Security Agreement, dated as of April 26, 2011, from the grantors party thereto to Bank of America, N.A., as agent.
(Incorporated by reference to the Eastman Kodak Company Current Report on Form 8-K for the date April 26, 2011, as filed on April 27, 2011, Exhibit 10.1.)

(10.39)	Second Amended and Restated Canadian Security Agreement, dated as of April 26, 2011, from the grantors party thereto to Bank of America, N.A.
(Incorporated by reference to the Eastman Kodak Company Current Report on Form 8-K for the date April 26, 2011, as filed on April 27, 2011, Exhibit 10.2.)

(10.40)
Notice, Joinder and Amendment to Intercreditor Agreement, dated as of April 26, 2011, by and among Eastman Kodak Company for itself and the other Grantors, Citicorp USA, Inc., as Initial First Lien Representative, The Bank of New York Mellon, as Second Lien Representative, and Bank of America, N.A., as New First Lien Representative.

(Incorporated by reference to the Eastman Kodak Company Current Report on Form 8-K for the date April 26, 2011, as filed on April 27, 2011, Exhibit 10.3.)

(10.41)	Laura Quatela Agreement, dated October 31, 2011.

(10.42)	Robert Berman Letter Agreement, dated December 8, 2011.

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