Form 10-K/A
period 2011-12-31
EASTMAN KODAK CO
filed 2012-04-27
CIK 31235

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment Number 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2011 was approximately $963 million. The registrant has no non-voting common stock.

The number of shares outstanding of the registrant’s common stock as of February 17, 2012 was 271,415,654 shares of common stock.

EXPLANATORY NOTE

Eastman Kodak Company (the “Company” or “Kodak”) is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “Form 10-K Filing”), which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 29, 2012, solely to set forth information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K because we will not file a definitive proxy statement containing such information within 120 days after the end of our fiscal year ended December 31, 2011. This Amendment amends and restates in its entirety Items 10, 11, 12, 13 and 14 of Part III. In addition, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 15 of Part IV of the Original Form 10-K Filing has been amended and restated solely to include as exhibits new certifications by our principal executive officer and principal financial officer.

Except as expressly set forth herein, this Amendment does not reflect events occurring after the date of the Original Form 10-K Filing or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendments discussed above. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K Filing and the company’s other filings with the SEC.

PART III

Part III

Item 10:

BOARD STRUCTURE AND CORPORATE GOVERNANCE

INTRODUCTION

Ethical business conduct and good corporate governance are well established practices at Kodak. The Company and the Board have long practiced good corporate governance and believe it to be a prerequisite to delivering sustained value to our shareholders. We continually monitor developments in the area of corporate governance and lead in developing and implementing best practices. Strong corporate governance is a fundamental goal of our Board.

BOARD STRUCTURE

Our Board currently consists of eleven directors, ten of whom are non-employee directors. Antonio M. Perez is Chairman of the Board and Chief Executive Officer.

In 2011, the Board had the following five committees: Audit Committee, Corporate Responsibility and Governance Committee, Executive Compensation and Development Committee, Finance Committee and Executive Committee. Following the Company’s voluntary petition for bankruptcy under chapter 11 of the Bankruptcy Code, the Board has refocused its committees to prioritize governance and decision making in areas that are most critical to the Company’s restructuring. The following committees of the Board will meet regularly in 2012 and 2013: Audit and Finance Committee, Restructuring and Executive Compensation Committee and Executive Committee.

CORPORATE GOVERNANCE GUIDELINES

Our Corporate Governance Guidelines reflect the principles by which our Board operates. From time to time, the Board reviews and revises our Corporate Governance Guidelines in response to regulatory requirements and evolving best practices. A copy of the Corporate Governance Guidelines is published on our website at www.kodak.com/go/directors.

BUSINESS CONDUCT GUIDE AND DIRECTORS’ CODE OF CONDUCT

The reputation of our Company and our brand has been built by more than a century of ethical business conduct. All of our employees, including the Chief Executive Officer (CEO), the Chief Financial Officer (CFO), the Controller, all other senior financial officers and all other Section 16 Executive Officers, as defined under Section 16 of the Securities Exchange Act of 1934 (a Section 16 Executive Officer) are required to comply with our code of conduct, the “Business Conduct Guide.” The Business Conduct Guide requires our employees to maintain the highest ethical standards in the conduct of Company business. We also have a code of conduct for our Directors, known as the Directors’ Code of Conduct. Our Business Conduct Guide is published on our website at www.kodak.com/go/governance. Our Directors’ Code of Conduct is published on our website at www.kodak.com/go/directors. We post on this website any amendments to the Business Conduct Guide or Directors’ Code of Conduct and any waivers of either code for Directors or Section 16 Executive Officers of the Company.

BOARD INDEPENDENCE

For a number of years, a substantial majority of our Board has been comprised of independent directors. Our Director Independence Standards aid the Board in determining whether a director is independent. The Director Independence Standards are attached as Exhibit I to this 2011 Form 10-K Part III.

The Board has determined that each of the following directors has no material relationship with the Company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company) and is independent under the Company’s Director Independence Standards and, therefore, is independent within the meaning of the NYSE’s Listing Standards: Richard S. Braddock, Timothy M. Donahue, Michael J. Hawley, William H. Hernandez, Douglas R. Lebda, Kyle P. Legg, Delano E. Lewis, William G. Parrett, Joel Seligman and Dennis F. Strigl. The remaining director, Antonio M. Perez, Chairman of the Board and CEO, is an employee of the Company and, therefore, is not independent. The Board previously determined that Herald Y. Chen, Adam H. Clammer and Laura D’Andrea Tyson, all of whom resigned from the Board in 2011, were independent. The Board also determined that Debra L. Lee, who did not stand for re-election at the 2011 Annual Meeting, was independent.

BOARD OF DIRECTORS

The Board seeks to ensure that it is composed of members who bring an appropriate mix of skills and experience across a variety of disciplines, including strategic planning, organizational management, restructuring activities, corporate finance, mergers and acquisitions, marketing, digital technologies, public policy, economics, executive compensation, risk management, international operations, corporate governance and internal controls, each of which are important areas of responsibility for the Board and its Committees. In addition, as set forth in the Board’s Director Qualification Standards, diversity is an important factor in our consideration of director candidates.

The Board believes that each of our directors possesses important experience and skills that provide the Board with an optimal balance of leadership, competencies, qualifications and diversity in areas that are important to the Company. Each of the Company’s directors has high ethical standards, acts with integrity and exercises careful, mature judgment. Each is committed to employing his or her skills and abilities to aid the long-term interests of our shareholders. In addition, our directors are knowledgeable and experienced in one or more business, governmental or academic endeavors, which further qualifies them for service as members of the Board.

RICHARD S. BRADDOCK

RICHARD S. BRADDOCK Director since May 1987

Mr. Braddock, 70, is Executive Chairman of Mozido, a global mobile payment system, and Vice Chairman of MidOcean Partners, an investment firm. From 2008-2011 he was Chairman and CEO of Fresh Direct, an internet-based service for the purchase of grocery and household products, where he was Chairman from 2005. Mr. Braddock began his business career in 1965, spending a number of years in product management at General Foods. He joined Citicorp in 1973, was elected to the board of directors in 1985 and was elected President and Chief Operating Officer of Citicorp and its principal subsidiary, Citibank, N.A., in January 1990. Mr. Braddock resigned from Citicorp in November 1992, and subsequently served as Chief Executive Officer of Medco Containment Services, Inc., a prescription drug services company, until its acquisition by Merck & Co., Inc. He then spent one year as a principal of Clayton, Dubilier & Rice, Inc., a private equity firm. He served as Chairman (non-executive) of True North Communications Inc. from December 1997 to January 1999. He served as Chairman and Chief Executive Officer of priceline.com from August 1998 to April 2004. Mr. Braddock served as Chairman of MidOcean Partners, a private investment firm, from April 2003 until December 2007. Mr. Braddock served as a director of Marriott International, Inc., an international hotel operator and franchisor, until 2008 and Cadbury, PLC, a food products manufacturer, until 2007.

Key Experience, Skills and other Qualifications:

Through the executive-level positions that Mr. Braddock has held with several public and private companies, he has gained extensive experience in strategic planning, corporate finance, mergers and acquisitions, risk management, executive compensation, operations and public policy, all of which inform the Board in strategic decisions regarding the Company. In addition, Mr. Braddock is skilled in marketing and product commercialization, two areas that are critical to the future strategic direction of the Company. As a result of his roles as a director of a number of public and private companies, Mr. Braddock has gained substantial experience in the fields of risk management and corporate governance.

TIMOTHY M. DONAHUE

TIMOTHY M. DONAHUE Director since October 2001

Mr. Donahue, 63, is the former Executive Chairman of Sprint Nextel Corporation, a telecommunications services provider, where he served since the merger of Sprint Corporation and Nextel Communications, Inc. on August 12, 2005. Mr. Donahue retired in 2006. Previously, he was the President and Chief Executive Officer of Nextel Communications, Inc., positions he held from August 1999. He joined Nextel in February 1996 as President and Chief Operating Officer. Mr. Donahue has served as Chairman of the Cellular Telecommunications and Internet Association, the wireless industry’s largest and most respected trade association. Before joining Nextel, he served as Northeast Regional President for AT&T Wireless Services Operations from 1991 to 1996. Mr. Donahue began his career with AT&T Wireless Services (formerly McCaw Cellular Communications) in 1986 as President for McCaw Cellular’s paging division. In 1989, he was named McCaw Cellular’s President for the U.S. central region. Mr. Donahue is a director of NVR, Inc., a home building and mortgage banking firm, Covidien AG, a health care products company, and Tyco International Ltd., a global manufacturing company.

Key Experience, Skills and other Qualifications:

Based on nearly twenty years of executive level employment in the telecommunications industry, Mr. Donahue has developed extensive experience in strategic planning, operations, corporate finance, marketing, digital technologies, mergers and acquisitions and public policy. Mr. Donahue has broad experience as a director on other public company boards, through which he has further developed skills and experience in risk management and corporate governance.

MICHAEL J. HAWLEY

MICHAEL J. HAWLEY Director since December 2004

Dr. Hawley, 50, is the former Director of Special Projects for the Massachusetts Institute of Technology (MIT), an academic institution, a position he held from 2001 until August 2006. Prior to assuming these duties, Dr. Hawley served as the Alex W. Dreyfoos Assistant Professor of Media Technology at the MIT Media Lab. From 1986 to 1995, he held a number of positions with MIT, including Assistant Professor, Media Laboratory; Assistant Professor, Electrical Engineering and Computer Science; and Research Assistant, Media Laboratory. Dr. Hawley is the founder of Friendly Planet, a non-profit organization working to provide better educational opportunities for children in developing regions of the world. He is also a co-founder of Things That Think, a ground-breaking research program that examines the way digital media infuses itself into everyday objects. Dr. Hawley served as a director of Color Kinetics Inc., a lighting systems technology firm, until 2007.

Key Experience, Skills and other Qualifications:

Dr. Hawley brings to the Board skills and experience in the field of digital media technology which is directly relevant to the Company’s digital imaging products and our research and development in the field of digital imaging. He also contributes to the Board significant experience in strategic planning, marketing and corporate finance.

WILLIAM H. HERNANDEZ

WILLIAM H. HERNANDEZ Director since February 2003

Mr. Hernandez, 63, is the former Senior Vice President, Finance, and Chief Financial Officer of PPG Industries, Inc., a manufacturer of chemical and industrial products, having retired in 2009. Prior to assuming these duties in 1995, Mr. Hernandez served as PPG’s Corporate Controller from 1990 to 1994 and as Vice President and Controller in 1994. From 1974 until 1990, Mr. Hernandez held a number of positions with Borg-Warner Corporation, including Assistant Controller, Chemicals; Controller, Chemicals; Business Director, ABS Polymers; Assistant Corporate Controller; Vice President, Finance; and Chief Financial Officer, Borg-Warner Automotive, Inc. Earlier in his career, Mr. Hernandez was a financial analyst for Ford Motor Company. Mr. Hernandez is a Certified Management Accountant. Mr. Hernandez is also a director of Black Box Corporation, a provider of business communications services, USG Corporation, a manufacturer of building materials, and Albemarle Corporation, a manufacturer of polymers and chemicals.

Key Experience, Skills and other Qualifications:

Mr. Hernandez contributes to the Board broad experience in corporate finance, risk management, operations, marketing, mergers and acquisitions, strategic planning, management of international operations and executive compensation. In particular, Mr. Hernandez is highly qualified in the fields of accounting, internal controls and economics, which contributes to his effective service on the Board and its Committees. Mr. Hernandez serves on the boards of other public companies, through which he has gained additional experience in risk management and corporate governance.

DOUGLAS R. LEBDA

DOUGLAS R. LEBDA Director since November 2007

Mr. Lebda, 42 has served as the Chairman, Chief Executive Officer and a director of Tree.com, the parent company of Lending Tree.com, an internet-based financial services firm, since 2008. From the end of 2005 to January 2008, Mr. Lebda served as President and Chief Operating Officer of IAC/InterActiveCorp, an internet company that owns and operates branded websites. Prior to assuming these roles, Mr. Lebda served as the Chief Executive Officer of Lending Tree beginning in September 1998. Mr. Lebda founded Lending Tree in 1996 and became its Chairman of the Board at that time. Before founding Lending Tree, Mr. Lebda worked as an auditor and consultant for PricewaterhouseCoopers LLP.

Key Experience, Skills and other Qualifications:

Mr. Lebda has substantial corporate leadership experience in operations, mergers and acquisitions, strategic planning, consumer marketing and executive compensation. Mr. Lebda’s background as a leader of an internet-based technology business and a successful entrepreneur is particularly relevant to the Company as it seeks to grow its portfolio of digital products and market its products and services through the internet. In addition, Mr. Lebda has skills in the fields of accounting, internal controls and corporate finance.

KYLE P. LEGG

KYLE P. LEGG Director since September 2010

Ms. Legg, 60, is the former Chief Executive Officer of Legg Mason Capital Management (LMCM), a global investment management firm. Ms. Legg retired in 2009. Ms. Legg has more than 30 years of professional experience in the investment industry. She joined LMCM in 1991, was named President of the firm in 1997, and became Chief Executive Officer in March 2006. Ms. Legg built a leading global equity investment management business at LMCM, serving high-end institutional clients, including some of the world’s largest sovereign wealth funds, domestic and foreign company pension plans, corporate funds, endowments, and foundations. Prior to joining LMCM, Ms. Legg was a securities analyst with Alex, Brown & Sons. Ms. Legg serves as a director at SunTrust Banks, Inc., a bank holding company.

Key Experience, Skills and other Qualifications:

Through her background as an institutional investor, Ms. Legg brings to the Board the perspective of a shareholder, together with extensive experience in risk management, strategic planning, corporate finance and economics.

DELANO E. LEWIS

DELANO E. LEWIS Director since July 2001

Mr. Lewis, 73, is the former U.S. Ambassador to South Africa, a position he held from December 1999 to July 2001. Prior to his ambassadorship, Mr. Lewis was President and Chief Executive Officer of National Public Radio Corporation, a position he held from January 1994 until August 1998. He was President and Chief Executive Officer of C&P Telephone Company, a subsidiary of Bell Atlantic Corporation, from 1988 to 1993, after having served as Vice President since 1983. Mr. Lewis held several positions in the public sector prior to joining C&P Telephone Company. Mr. Lewis previously served as a director of Eastman Kodak Company from May 1998 to December 1999. From September 2006 to June 30, 2012, Mr. Lewis served as the Senior Fellow at New Mexico State University. He is a director of Colgate-Palmolive Co., a multinational consumer products company.

Key Experience, Skills and other Qualifications:

Mr. Lewis has extensive experience in the areas of management, government relations, public policy, marketing, operations, strategic planning and risk management. In addition, through his service on public company boards, Mr. Lewis has developed skills in the areas of corporate governance and executive compensation.

WILLIAM G. PARRETT

WILLIAM G. PARRETT Director since November 2007

Mr. Parrett, 66, is a former Senior Partner of Deloitte & Touche USA LLP, a public accounting firm. Mr. Parrett retired in 2007. From 2003 to May 2007, he served as the Chief Executive Officer of Deloitte Touche Tohmatsu (DTT). Prior to serving as Chief Executive Officer of DTT, he was Managing Partner of Deloitte & Touche USA since 1999. Mr. Parrett joined Deloitte in 1967 and served in a series of roles of increasing responsibility. Mr. Parrett serves as a director of The Blackstone Group LP, an investment and advisory firm, Thermo Fisher Scientific, a provider of analytical and laboratory instruments and products, and UBS AG, a global financial services firm.

Key Experience, Skills and other Qualifications:

Mr. Parrett has extensive experience in corporate finance, operations, strategic planning and management of international operations, all of which are vital areas for the Company. Mr. Parrett is highly skilled in the fields of auditing, accounting and internal controls and risk management. In addition, through his service on other public and private company boards, Mr. Parrett brings to the Board experience in executive compensation and corporate governance.

ANTONIO M. PEREZ

ANTONIO M. PEREZ Director since October 2004

Mr. Perez, 66, joined Kodak as President and Chief Operating Officer in April 2003 and was elected to the Company’s Board in October 2004. In May 2005, he was elected Chief Executive Officer, and on December 31, 2005, he became Chairman of the Board. Mr. Perez joined Kodak after a 25-year career with Hewlett-Packard Company (HP), where he was a Corporate Vice President and a member of the company’s Executive Council. From August 1998 to October 1999, Mr. Perez served as President of HP’s Consumer Business, with responsibility for Digital Media Solutions and corporate marketing. Prior to that assignment, Mr. Perez served for five years as President and Chief Executive Officer of HP’s Inkjet Imaging Business. In his career, Mr. Perez has held a variety of positions in research and development, sales, manufacturing, marketing and management both in Europe and the United States. Immediately prior to joining Kodak, Mr. Perez served as an independent consultant for large investment firms, providing counsel on the effect of technology shifts on financial markets. From June 2000 to December 2001, Mr. Perez was President and Chief Executive Officer of Gemplus International. Mr. Perez served as a director of Schering-Plough Corporation, a pharmaceutical company, from 2007 through November 2009 and Freescale Semiconductor, Inc., a semiconductor chip manufacturer, from 2004 to 2007. In February of 2011, Mr. Perez was appointed to President Obama’s Council on Jobs and Competitiveness.

Key Experience, Skills and other Qualifications:

Through his current role with the Company and his previous roles, Mr. Perez has gained substantial experience in strategic planning, operations, mergers and acquisitions, corporate finance, management of international operations, risk management, public policy, corporate governance and executive compensation. His expertise in digital technologies, including printing technologies, marketing and operations, directly relate to the business and growth initiatives of the Company. Mr. Perez brings to the Board a combination of experience in the research and development of new technologies, coupled with many years in roles of executive management. Mr. Perez’s experience in matters of corporate governance, strategic planning and corporate finance has been enhanced by his service on other public company boards.

JOEL SELIGMAN

JOEL SELIGMAN Director since July 2009

Mr. Seligman, 62, became the president of the University of Rochester in January 2005, after serving as the Ethan A. H. Shepley University Professor and Dean of the School of Law at Washington University in St. Louis. He is one of the nation’s leading experts on securities law and is a co-author of an 11-volume series titled Securities Regulation, the leading treatise in the field, along with several other publications in securities law. Mr. Seligman has served on the law faculty of Northeastern University, George Washington University, and the University of Michigan. He was named Dean of the University of Arizona College of Law in 1995. Mr. Seligman also has served as a reporter for the National Conference of Commissioners on Uniform State Laws, Revision of Uniform Securities Act; as chair of the Securities and Exchange Commission Advisory Committee on Market Information; and as a member of the American Institute of Certified Public Accountants Professional Ethics Executive Committee. He was a member of the board of the National Association of Securities Dealers and is currently a member of the board of the Financial Industry Regulatory Authority.

Key Experience, Skills and other Qualifications:

As the leader of a renowned university, Mr. Seligman has developed strong organizational leadership, strategic planning, operations and marketing skills. Mr. Seligman also brings to the Board a strong legal background and particular expertise in the fields of securities law and corporate governance. Mr. Seligman contributes further experience in accounting and internal controls and risk management.

DENNIS F. STRIGL

DENNIS F. STRIGL Director since February 2008

Mr. Strigl, 65, is the former President and Chief Operating Officer of Verizon Communications, a telecommunications services provider. Mr. Strigl retired in 2009. Prior to this position, he was the President and Chief Executive Officer of Verizon Wireless since its formation in April 2000. Mr. Strigl served as President and Chief Executive Officer of Bell Atlantic Mobile beginning in 1991, Group President and Chief Executive Officer of the Global Wireless Group of Bell Atlantic, and Vice President of Operations and Chief Operating Officer of Bell Atlantic New Jersey, Inc. Mr. Strigl also served on the board of directors of Bell Atlantic New Jersey, Inc. He began his career in 1968 with New York Telephone and held positions at AT&T and Wisconsin Telephone before becoming Vice President of American Bell Inc. He also served as President and Chief Executive Officer of Applied Data Research Inc. Mr. Strigl serves on the board of directors of Anadigics, Inc., a manufacturer of wireless communications semiconductor chips, and PNC Financial Services Group and PNC Bank, a financial services organization.

Key Experience, Skills and other Qualifications:

Through his many positions of leadership in complex organizations, Mr. Strigl has gained experience in operations, mergers and acquisitions, risk management, public policy and strategic planning, with a particular emphasis on digital technologies that are relevant to the business of the Company. Mr. Strigl also has broad experience in corporate finance, marketing and executive compensation. Mr. Strigl’s service on other boards has also contributed to his qualifications in corporate governance and risk management.

COMMITTEES OF THE BOARD

As set forth above, in 2011, the Board had the following five committees: Audit Committee, Corporate Responsibility and Governance Committee, Executive Compensation and Development Committee, Finance Committee and Executive Committee.

Effective February 27, 2012, the Board refocused its committees to prioritize governance and decision making in areas that are critical for the Company’s restructuring. The current active committees consist of: Audit and Finance Committee, Restructuring and Executive Compensation Committee, and Executive Committee.

Audit and Finance Committee

The Board has determined that all members of the Audit and Finance Committee (Timothy M. Donahue, Michael J. Hawley, Douglas R. Lebda, Delano E. Lewis and William G. Parrett) are independent under NYSE and SEC rules and are financially literate as required by the NYSE, and that William G. Parrett possesses the qualifications of an Audit Committee Financial Expert, as defined by SEC rules, and has accounting or related financial management expertise, as required by the NYSE.

The Board has determined that William G. Parrett’s simultaneous service on the audit committees of three other public companies does not impair his ability to effectively serve on the Company’s Audit and Finance Committee.

The Audit and Finance Committee assists the Board in overseeing: the integrity of the Company’s financial reports; the Company’s compliance with legal and regulatory requirements; the independent registered public accounting firm’s (PricewaterhouseCoopers LLP) selection, qualifications, performance and independence; the Company’s systems of disclosure controls and procedures and internal controls over financial reporting; and the performance of the Company’s internal auditors. The charter for the Audit and Finance Committee will be posted at www.kodak.com/go/committees when available.

Restructuring and Executive Compensation Committee

The Restructuring and Executive Compensation Committee is comprised of five members of the Board (Richard S. Braddock, William H. Hernandez, Kyle P. Legg, Joel Seligman and Dennis F. Strigl), all of whom are independent in accordance with the Board’s Director Independence Standards, which standards reflect the NYSE’s director independence standards. The Restructuring and Executive Compensation Committee assists the Board in fulfilling its responsibilities in connection with the compensation of its executives, including our Named Executive Officers. It performs this function by overseeing and assessing the effectiveness of the Company’s executive compensation strategy and plans, reviewing and approving the compensation of the Company’s CEO, and reviewing and approving the compensation of the Company’s Named Executive Officers and other Section 16 Executive Officers. The entire Board reviews the Company’s succession plans for its CEO and other key positions, and oversees the Company’s activities in the areas of leadership and executive development. The Restructuring and Executive Compensation Committee has assumed all duties of the former Executive Compensation and Development Committee, and its charter will be posted at www.kodak.com/go/committees when available.

The full Board set the compensation of the Company’s non-employee directors based on the recommendation of the 2011 Corporate Responsibility and Corporate Governance Committee.

In 2011, the Executive Compensation and Development Committee delegated limited authority to the Company’s Chief Human Resources Officer to assist the Committee with administration of the Company’s executive compensation and equity-based compensation plans. The Chief Human Resources Officer was authorized to amend any executive compensation or equity-based compensation plan in which our Named Executive Officers participate other than to materially increase the benefits accruing to a participant under the plan, increase the number of shares available for issuance under the plan or substantially modify the requirements as to eligibility for participation. The Chief Human Resources Officer was delegated the authority to amend award agreements under any executive compensation and equity-based compensation plan other than to increase the benefits accruing to the participant and to determine the manner and timing of payments under the Eastman Kodak Company 1982 Executive Deferred Compensation Plan (EDCP).

The Executive Compensation and Development Committee met routinely throughout the year. Most compensation decisions involve a two-step process to ensure sufficient deliberation. The Committee approved all compensation and awards under the Company’s executive compensation plans for each of the Company’s Section 16 Executive Officers. The Committee also approved compensation levels for each component of total direct compensation following discussions and after review of analyses and recommendations received from its independent compensation consultant and management as it deems appropriate. The CEO made recommendations regarding each compensation element for the Named Executive Officers other than the CEO. The Executive Compensation and Development Committee’s independent compensation consultant and the Director of Global Compensation presented analyses regarding the compensation of the CEO. Based on these analyses, the Committee Chair made recommendations regarding CEO compensation to the Executive Compensation and Development Committee in executive sessions.

With respect to the Company’s executive performance-based plans, management, including the CEO, CFO, Chief Human Resources Officer, Chief Compliance Officer and Director of Global Compensation, proposed performance goals. Management developed these performance targets considering the Company’s strategic and operational imperatives for the year and its executive compensation strategy and goals. The performance targets and individual allocation targets for the Company’s annual variable pay plan were reviewed and approved by the Executive Compensation and Development Committee within the first 90 days of the calendar year. The CEO and Chief Human Resources Officer were involved in formulating recommendations to the Committee on target allocation levels for each Named Executive Officer for the upcoming performance year, with the exception of target allocation levels for the CEO. The performance targets of the Company’s long-term equity incentive compensation plans for the new performance cycle were also reviewed and approved by the Committee within the first 90 days of each calendar year. Throughout the year, the Committee reviewed projections for achievement against each plan’s performance targets.

Role of Compensation Consultant

To advise the Executive Compensation and Development Committee on the Company’s executive compensation plans, practices and awards, the Committee engaged an independent compensation consultant, Frederic W. Cook & Co., Inc. The Committee’s consultant attends Committee meetings on a regular basis and provides the Committee with market information and analysis of the Company’s executive compensation practices to insure consistency with the Company’s executive compensation strategy and goals. The consultant also provides insight on best practices in executive compensation.

The Company’s Chief Human Resources Officer and others directly involved with the Company’s executive compensation programs routinely consulted with and sought advice from the consultant regarding the design, competitiveness, operation and administration of our executive compensation programs and practices that fall within the scope of the Executive Compensation and Development Committee charter. In 2011, neither the Executive Compensation and Development Committee nor the Company engaged other consultants or advisors to advise in determining the amount or form of executive compensation. The consultant does not provide any services other than executive compensation consulting to the Committee and Company management.

The Committee discussed principles of engagement between management and the consultant and approved the policy under which our independent consultant performs services. This policy reinforces that the consultant reports directly to the Committee and provides services only in the area of Executive Compensation. In addition, the policy defines advice and analysis to be provided directly to the Committee and a limited set of work within the Committee’s areas of responsibility for which management may engage the consultant without the Committee’s prior approval. The policy specifies that work outside the defined scope must be pre-approved by the Committee chair. At the end of 2011, the consultant provided to the Committee a written affirmation of its compliance with this policy.

Executive Committee

The Executive Committee is composed of the following directors: the Chairman of the Board, the Presiding Director and the Chairs of the Restructuring and Executive Compensation and the Audit and Finance Committees (Antonio M. Perez, Richard S. Braddock, William H. Hernandez and William G. Parrett). The Executive Committee is generally authorized to exercise all of the powers of the Board in the intervals between meetings of the Board. The Executive Committee’s charter can be accessed at www.kodak.com/go/committees.

2012 Committee Membership, as of February 27, 2012 (1)

Director Name (2)	Audit & Finance Committee	Restructuring & Executive Compensation Committee	Executive Committee
Antonio M. Perez			Chair
Richard S. Braddock		Member	Member
Timothy M. Donahue	Member
Michael J. Hawley	Member
William H. Hernandez		Chair	Member
Douglas R. Lebda	Member
Kyle P. Legg		Member
Delano E. Lewis	Member
William G. Parrett	Chair		Member
Joel Seligman		Member
Dennis F. Strigl		Member

(1)

In 2011, prior to the restructuring of the Board’s committees, the committee membership was as follows: Audit Committee (William G. Parrett, Chair, Richard S. Braddock, Delano E. Lewis, Joel Seligman and Dennis F. Strigl); Corporate Responsibility and Governance Committee (Timothy M. Donahue, Michael J. Hawley, William H. Hernandez, Douglas R. Lebda and Kyle P. Legg); Executive Compensation and Development Committee (Richard S. Braddock, Chair, Michael J. Hawley, Douglas R. Lebda, Kyle P. Legg, Delano E. Lewis, William G. Parrett and Joel Seligman); Finance Committee (Timothy M. Donahue, William H. Hernandez and Dennis F. Strigl); and Executive Committee (Antonio M. Perez, Chair, Richard S. Braddock, Timothy M. Donahue and William G. Parrett).

(2)

Debra L. Lee, who did not stand for re-election at the 2011 Annual Meeting of Shareholders, served on the Finance and Audit Committees in 2011. The following directors resigned in 2011 and served on the respective committees during 2011: Herald Y. Chen, Corporate Responsibility and Governance Committee and Executive Compensation and Development Committee; Adam H. Clammer, Finance Committee; Laura D’Andrea Tyson, Corporate Responsibility and Governance Committee, Chair, Finance Committee and Executive Committee.

Compensation Committee Interlocks and Insider Participation

The following directors served on the Executive Compensation and Development Committee during 2011: Richard S. Braddock, Michael J. Hawley, Douglas R. Lebda, Kyle P. Legg, Delano E. Lewis, William G. Parrett and Joel Seligman. Herald Y. Chen also served on the Compensation Committee but resigned in 2011. There were no Compensation Committee interlocks between the Company and other entities involving the Company’s executive officers and directors.

Executive Sessions

Executive sessions of our non-management directors are chaired by our Presiding Director, Richard S. Braddock.

Communications with Our Board

Shareholders and interested parties who wish to communicate with the Board, the independent directors as a group, or an individual director, may send an e-mail to our Presiding Director at presiding-director@kodak.com or may send a letter to our Presiding Director at P.O. Box 92708, Rochester, NY 14650. Shareholders wishing to recommend candidates for consideration by the Board may do so by providing the following information, in writing, to the Executive Committee, c/o Secretary, Eastman Kodak Company, 343 State Street, Rochester, NY 14650-0218: 1) the name, address and telephone number of the shareholder making the request; 2) the number of shares of the Company owned, and, if such person is not a shareholder of record or if such shares are held by an entity, reasonable evidence of such person’s ownership of such shares or such person’s authority to act on behalf of such entity; 3) the full name, address and telephone number of the individual being recommended, together with a reasonably detailed description of the background, experience and qualifications of that individual; 4) a signed acknowledgement by the individual being recommended that he or she has consented to: a) serve as director if elected and b) the Company undertaking an inquiry into that individual’s background, experience and qualifications; 5) the disclosure of any relationship of the individual being recommended with the Company or any subsidiaries or affiliates, whether direct or indirect; and 6) if known to the shareholder, any material interest of such shareholder or individual being recommended in any proposals or other business to be presented at the Company’s next annual meeting of shareholders (or a statement to the effect that no material interest is known to such shareholder).

Risk Management

Our Board oversees an enterprise-wide approach to risk management, designed to support the achievement of the Company’s objectives, including strategic objectives, to improve long-term performance and enhance shareholder value. A fundamental part of risk management is not only identifying and prioritizing the risks the Company faces and monitoring the steps management is taking to manage those risks, but also determining the level of risk that is appropriate for the Company. As an integral part of its review and approval of the Company’s strategic plan, the Board considers the appropriate level of risk for the Company to accept. Through this process, risk is assessed throughout the Company, focusing on four primary categories of risk: strategic, operational, legal/compliance and financial reporting. In 2011, the Board received a report on the results of the Company’s enterprise risk assessment. The Board also receives regular reports on management’s progress in mitigating key risks.

While the Board has assumed oversight responsibility for the Company’s enterprise risk management process, the Board has delegated to its Committees responsibility for the oversight of the Company’s risk management in specific risk areas. For example, in 2011, the Committees of the Board oversaw:

•	The Company’s financial reporting (including internal controls) and compliance risk management.

•	Risk management relating to the Company’s compensation programs and awards.

•	Risk management relating to the Company’s capital structure and insurance program.

•	The Company’s health, safety and environmental risk management program.

In 2011, the Executive Compensation and Development Committee reviewed a report from management on an assessment of risks relating to the Company’s compensation programs and awards. The assessment concluded, and the Committee agreed, that such programs and awards do not present any material adverse risks to the Company.

DIRECTOR COMPENSATION

Introduction

Our directors have been compensated through a combination of cash retainers and equity-based incentives. Consistent with the Board’s Director Compensation Principles, a substantial portion of director compensation has been linked to our stock performance. In addition, directors have been permitted to elect to receive their entire Board remuneration in equity-based compensation. Kodak does not pay management directors for Board service in addition to their regular employee compensation. The directors will not receive equity compensation in 2012 due to the Company’s filing of a voluntary petition for bankruptcy on January 19, 2012. Rather, compensation will be delivered entirely in the form of cash, as approved by the bankruptcy court.

Director Compensation Principles

The Board has adopted the following Director Compensation Principles, which are aligned with the Company’s executive compensation principles:

•	Pay should represent a moderately important element of Kodak’s director value proposition.

•	Pay levels should generally target near the market median, and pay mix should be consistent with market considerations.

•	Pay levels should be differentiated based on the time demands on directors’ roles, and the Board will ensure regular rotation of certain of these roles.

•	The program design should ensure that rewards are tied to the successful performance of our common stock, and the mix of pay should allow flexibility and Board diversity.

•	To the extent practicable, Kodak’s Director Compensation Principles should parallel the principles of the Company’s executive compensation program.

Director Compensation Program

The 2011 cash and equity components of the Company’s director compensation program were as follows:

	2011 Cash(1)		2011 Equity(2)
	Board Retainer (3)	Chair/Presiding Director Retainer (4)	Restricted Stock (5)	Stock Options (6)	Total
Director	$70,000	—	$70,000	$70,000	$210,000
Presiding Director(7)	70,000	$100,000	70,000	70,000	310,000
Audit Committee Chair	70,000	20,000	70,000	70,000	230,000
Compensation Committee Chair	70,000	10,000	70,000	70,000	220,000
Finance Committee Chair	70,000	10,000	70,000	70,000	220,000
Governance Committee Chair	70,000	10,000	70,000	70,000	220,000

(1)	For the cash portion of the directors’ retainers, payment was made twice per year.
(2)	The methodology used to convert the dollar-denominated value of equity awards to the actual amount of equity was the same as that used for management.
(3)	Directors were able to elect to have their cash Board Retainer paid in stock or deferred into the Directors’ Deferred Compensation Plan.
(4)	The Committee Chairs and the Presiding Director were able to elect to have their retainers paid in stock or deferred into the Directors’ Deferred Compensation Plan.
(5)

The restricted shares vested on the first anniversary of the date of grant. Directors who discontinue serving on the Board prior to vesting forfeit their restricted shares, unless their cessation of service is due to retirement, approved reason or death, in which case the restrictions on the shares lapse on the date of the director’s cessation of service. Directors were able to elect to defer their restricted shares into the Directors’ Deferred Compensation Plan.

(6)

The exercise price of the options was the closing price of our common stock on the date of grant. The options became exercisable on the first anniversary of the date of grant and expire seven years after grant. Directors who discontinue serving on the Board prior to vesting forfeit their unvested options, unless their cessation of service is due to retirement, approved reason or death. In the case of retirement and cessation for approved reason, the options continue to vest per their terms and remain exercisable for the remainder of the options’ full term. In the case of death, the options fully vest upon death and remain exercisable by the director’s estate for the remainder of the options’ full term.

(7)	In 2011, our Presiding Director also served as the Chair of the Compensation Committee and therefore received an additional retainer as Chair of that Committee.

Director Share Ownership Requirements

A director is not permitted to exercise any stock options or sell any restricted shares granted to him or her by the Company unless and until the director owns shares of stock in the Company (either outright or through phantom stock units in the Directors’ Deferred Compensation Plan) that have a value equal to at least five times the then maximum amount of the annual retainer which may be taken in cash by the director (currently, this amount is $350,000). Enforcement of this requirement is suspended pending the Company’s Chapter 11 proceedings.

2011 Director Compensation Table

In 2011, we provided the following compensation to our non-employee directors:

Name	Fees Earned or Paid In Cash ($) (1)	Stock Awards ($) (2)	Option Awards ($) (3)	Non-qualified Deferred Compensation Earnings ($) (5)	All Other Compensation ($) (5)	Total ($)

Richard S. Braddock	$180,000	$65,746	$65,560	$0	$0	$311,306

Herald Y. Chen	70,000	65,746	65,560	0	0	201,306

Adam H. Clammer	70,000	65,746	65,560	0	0	201,306

Timothy M. Donahue	75,000	65,746	65,560	0	0	206,306

Michael J. Hawley	70,000	65,746	65,560	0	0	201,306

William H. Hernandez	75,000	65,746	65,560	0	200	206,506

Douglas R. Lebda	70,000	65,746	65,560	0	200	201,506

Debra L. Lee	35,000	65,746	65,560	0	0	166,306

Kyle P. Legg	70,000	65,746	65,560	0	0	201,306

Delano E. Lewis	70,000	65,746	65,560	0	0	201,306

William G. Parrett	90,000	65,746	65,560	0	0	221,306

Joel Seligman	70,000	65,746	65,560	0	0	201,306

Dennis F. Strigl	70,000	65,746	65,560	0	0	201,306

Laura D’Andrea Tyson	80,000	65,746	65,560	0	0	211,306

(1)

This column reports the director, chair and Presiding Director cash retainers earned in 2011. The following table reports the cash portion of the annual retainer that was deferred by a director into his deferred stock account under the Directors’ Deferred Compensation Plan and the amount of phantom stock units that were credited to the director as a result of that deferral.

Name	Deferred Amount	Phantom Stock Units
Herald Y. Chen	$70,000	18,617.02
Adam H. Clammer	70,000	18,617.02
Douglas R. Lebda	70,000	18,617.02

(2)	The following table reports the outstanding stock awards held by each of the non-employee directors at the end of fiscal year 2011:

Aggregate Stock Awards Outstanding at Fiscal Year End

Name	Unvested	Vested
Richard S. Braddock	19,337	28,340
Timothy M. Donahue	19,337	28,340
Michael J. Hawley	19,337	28,340
William H. Hernandez	19,337	28,340
Douglas R. Lebda	19,337	23,840
Kyle P. Legg	19,337	0
Delano E. Lewis	19,337	28,340
William G. Parrett	19,337	23,840
Joel Seligman	19,337	16,670
Dennis F. Strigl	19,337	21,270

(3)	The following table reports the outstanding Stock Option awards held by each of the non-employee directors at the end of fiscal year 2011:

Aggregate Stock Options Outstanding at Fiscal Year End

Name	Unvested	Vested
Richard S. Braddock	34,146	54,480
Timothy M. Donahue	34,146	54,480
Michael J. Hawley	34,146	50,480
William H. Hernandez	34,146	52,480
Douglas R. Lebda	34,146	45,980
Kyle P. Legg	34,146	0
Delano E. Lewis	34,146	52,480
William G. Parrett	34,146	45,980
Joel Seligman	34,146	18,180
Dennis F. Strigl	34,146	36,360

(4)	No above-market interest was earned under the Directors’ Deferred Compensation Plan in 2011.
(5)	The amounts in this column include perquisites provided to directors, consisting of samples of Company products and services.

Deferred Compensation

The Company has allowed non-employee directors to defer some or all of their Board retainer, chair retainer, Presiding Director retainer and Restricted Stock awards into a phantom stock account under the Directors’ Deferred Compensation Plan. The value of the Kodak phantom stock account reflects changes in the market price of the common stock and dividends paid. Six of our directors deferred compensation in 2011. In the event of a Change in Control, the amounts in the phantom accounts will generally be paid in a single cash payment. The plan’s benefits are neither funded nor secured. During the bankruptcy proceedings, the Company’s administration of the Plan will be in accordance with the Bankruptcy Code and any orders of the Bankruptcy Court.

Other Benefits

The Company reimburses its directors for travel expenses incurred in connection with attending Board, Committee and shareholder meetings and other Board business events. To encourage our directors to experience and familiarize themselves with our products and services, we occasionally provide them with samples at no charge.

Charitable Award Program

The Charitable Award Program provided for a contribution by the Company of up to $1 million following a director’s death, to be shared by a maximum of four charitable institutions recommended by the director. The directors derived no financial benefits from this program. The program is funded by self-insurance and joint life insurance policies purchased by the Company. Mr. Braddock is the only current director who continues to participate in the program. The program was closed to new participants effective January 1, 1997. The Company no longer pays premiums for this program.

Item 11:

REPORT OF THE RESTRUCTURING AND EXECUTIVE COMPENSATION COMMITTEE

The Restructuring and Executive Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis that is required by the SEC rules with the Company’s management.

Based on such review and discussions, the Restructuring and Executive Compensation Committee approved the Compensation Discussion and Analysis for inclusion in this Form 10-K Part III.

William H. Hernandez, Chair	Dated: March 14, 2012
Richard S. Braddock
Kyle P. Legg
Joel Seligman
Dennis F. Strigl

COMPENSATION DISCUSSION AND ANALYSIS

EXECUTIVE SUMMARY

This Compensation Discussion and Analysis summarizes the Company’s executive compensation programs and the decisions on compensation for our Named Executive Officers in 2011. On January 19, 2012, the Company and its U.S. subsidiaries filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code. As a result, the continued performance of the Company’s obligations under the 2011 executive compensation plans and any agreements with our Named Executive Officers will be subject to review under the chapter 11 proceedings.

In light of the chapter 11 filing, the following decisions were recommended by management and approved by the applicable Committee of the Board as of March 14, 2012:

No Section 16 Salary Increases

•	Salaries for Section 16 Executive Officers, including our Named Executive Officers, have been frozen as of the chapter 11 filing date.

No Incentive Pay or Bonuses for 2011

•	No payments were made under any of the Company’s variable compensation plans for the 2011 performance year. This included potential payments under:

•	The Executive Compensation for Excellence and Leadership Plan (EXCEL), our annual variable cash plan;

•	The 2011 portion of the Company’s performance cash long-term incentive plan; and

•	The 2011 CEO Performance Share Plan.

No Corporate Aircraft

•

The Company filed a motion to terminate its leases for the corporate aircraft as part of the chapter 11 proceedings. Accordingly, Company executives, including Mr. Perez, our Chairman and CEO, will not have access to corporate aircraft for business or personal use.

No Equity Grants

•	The Company will not issue new equity grants during the chapter 11 proceedings.

Summary of Chief Executive Officer’s Target Variable Compensation versus 2011 Realized Compensation

As disclosed in our 2011 Proxy Statement, the Company made no annual long-term incentive equity grants in calendar year 2010, but indicated that it planned to recommence target annual long-term incentive awards in 2011. As presented in the table below, Mr. Perez’s target total direct compensation is 87% variable and is tied to operational and/or stock price performance.

The table illustrates that Mr. Perez earned 3.4% of his total target variable compensation opportunity as of December 31, 2011 based on 2011 performance. It further illustrates the impact of decisions made in light of the chapter 11 filing. Subject to Committee approval, Mr. Perez retains an opportunity to earn 14% of his 2011 target variable compensation. This 14% is comprised of the remaining performance period (2012) for our performance cash incentive program and the 2011-2012 results associated with performance under our Leadership Stock program. Mr. Perez forfeited the 2011 award under the performance cash program due to performance results. 75% to 78% of the target total direct compensation of the Company’s other Named Executive Officers is variable and performance based. The 2011 variable pay plans were applied consistently for the Company’s Named Executive Officers resulting in a similar realized compensation impact.

Name		Annual Variable Target Opportunity	Realized Value of Awards Earned for 2011 Performance as of December 31, 2011
A.M. Perez Chairman & CEO	Annual Cash Incentive (EXCEL)	$1,790,250	$0
	Stock Awards(1)	$2,604,150	$259,776
	Stock Options(2)	$1,446,750	$0
	Long-term Performance Cash(3)	$1,736,100	$0

	Total	100%	3.4%

Notes:

(1)	The value of annual target stock awards includes the target dollar value for both Restricted Stock Units (RSUs) and Leadership Stock. The CEO Performance Share Plan is not included in the above target, as it is not part of annual target value. In 2011, Mr. Perez did not earn an award under the CEO Performance Share Plan. The Leadership Stock award has a two year performance period commencing on January 1, 2011 and ending on December 31, 2012. As such, no award has been earned in 2011. Based on the December 31, 2011 stock price of $0.65, the target award, if earned, has a potential value of $207,821.
(2)	The stock option strike price was $3.40. The stock option award represents the target dollar value of the award. The grant date value was slightly lower than the target value due to the methodology used to convert the intended dollar value into options. As a result of the Company’s $0.65 stock price as of December 31, 2011, the intrinsic value of this award was zero.
(3)	The performance cash plan has two 12-month performance periods. Assuming a payout is earned based on performance versus the predetermined goals, the award is subject to an additional 12-month service requirement to ensure a total earn-out period of three years. No award was earned for the 2011 performance period. Fifty percent of the target opportunity may be earned for 2012 performance.

Governance

The Company continues to follow policies that align with recognized market best practices and support a pay-for-performance culture, including the following governance policies and practices:

2011:

•	Implemented an anti-hedging policy for Section 16 Executive Officers and the Board of Directors, as posted on our website.

•	Limited personal use of aircraft. This perquisite was later discontinued as a consequence of actions taken during the chapter 11 proceedings.

2010:

•	Eliminated excise tax gross-ups on amounts payable under the Company’s change-in-control plan.

•	Eliminated CEO and President “walk away” right in change-in-control plan.

•	Eliminated the single trigger benefit for performance based equity in the Company’s Long-Term Omnibus Compensation Plan (Omnibus Plan).

•	Prohibited cash buy-out of stock options in the Omnibus Plan.

2009 and before:

•	Implemented majority voting.

•	Established Director and management share ownership guidelines.

•	Established an equity award policy governing the timing and methodology of equity grants.

•	Implemented a clawback policy.

•	Implemented annual Board of Director elections.

•	Prohibited the repricing of outstanding stock options without shareholder approval.

•	Retained an independent compensation consultant to support the Committee which performs no other services for the Company, and established a formal policy under which the consultant is engaged.

Organization and Executive Management Structure

On January 10, 2012, the Company announced the creation of a new and simpler business and segment reporting structure designed to increase productivity and reduce costs. Under the new structure, the Company reduced its number of segments from three to two – the Commercial Segment and the Consumer Segment – both of which report into a newly created Chief Operating Office. The new structure simplifies the organization and focuses it more precisely on the Company’s consumer and commercial customers while enabling lower administrative costs and efficiency improvements.

COMPENSATION PHILOSOPHY AND PROGRAM

In 2011, our executive compensation program consisted of: 1) base salary; 2) annual variable pay; 3) long-term incentives; and 4) indirect compensation elements that include limited perquisites, retirement, severance, and change-in-control arrangements. Our Named Executive Officers were also eligible to participate in the benefit plans and programs that are generally available to our employees. In 2011, our Named Executive Officers were:

1)	Antonio M. Perez, Chairman & Chief Executive Officer (CEO),

2)	Antoinette P. McCorvey, Senior Vice President (SVP) and Chief Financial Officer (CFO),

3)	Philip J. Faraci, President and Chief Operating Officer (COO),

4)	Laura G. Quatela, SVP, General Counsel (GC) and Chief Intellectual Property Officer (CIPO), and

5)	Pradeep Jotwani, President, Consumer Digital Imaging Group (CDG), Chief Marketing Officer (CMO) and SVP.

In preparation for the overall organization structure simplification described above, on December 20, 2011 the Board of Directors elected Laura Quatela President and Chief Operating Officer effective January 1, 2012. In her new role, Ms. Quatela will focus on the Consumer Segment, Intellectual Property transactions, and certain corporate functions. Mr. Faraci, who also continues to serve as Kodak’s President and Chief Operating Officer, will focus on the Commercial Segment and the Company’s sales and regional operations. As part of the Company’s new structure, Mr. Jotwani became President of the Consumer Businesses, which expanded his responsibilities to include all consumer digital and traditional product lines. Mr. Jotwani also remains CMO and a Senior Vice President. There was no change to Ms. McCorvey or Mr. Perez’s roles.

In 2011 the Executive Compensation and Development Committee (the “Committee”) had oversight responsibility for the Company’s executive compensation strategy and regularly reviewed the Company’s executive compensation philosophy and principles, which provide a framework for the Company’s executive compensation program. The Committee reaffirmed the following philosophy and principles for 2011 compensation:

Overall Philosophy	Principles

Leverage all elements of market competitive total compensation to drive profitable growth and shareholder value consistent with our Company values.

A significant portion of each executive’s compensation is variable, with a positive correlation between the amount of variable compensation and the executive’s level of responsibility.

Align interests of executives with those of shareholders, through long-term variable equity incentives and share ownership expectations.

Provide an affordable overall compensation opportunity that attracts, motivates and retains world-class executive talent critical to the success of the Company’s short-term and long-term goals.	Aggregate target total direct compensation opportunity should, on average, be at a competitive median level.

Design variable compensation plans to be highly results based, such that realized compensation varies above or below target based on achievement of goals and changes in shareholder value, while balancing risk.	Performance goals and metrics are established to drive key operational and strategic imperatives of the Company’s business plan.

Following the chapter 11 filing, the Board changed its committee structure in February 2012. As a result of this change, the newly formed Restructuring and Executive Compensation Committee assumed all responsibilities of the former Executive Compensation and Development Committee.

SHAREHOLDER OUTREACH AND SAY ON PAY ACTIONS

To better understand the expectations of our shareholders, the Company began a shareholder outreach program in the first half of 2010, focused on institutional shareholder perspectives on the Company’s compensation practices. As part of the outreach program, shareholders representing more than 50% of the Company’s outstanding shares were contacted in the first half of 2010 and 2011 to discuss governance and compensation disclosures regarding our Proxy Statements. Top shareholders were contacted again in the second half of 2010 and 2011 to provide input to the Committee for the following year’s executive compensation program. In 2011, 89.5% of investors indicated their support of the Company’s executive compensation program by voting in favor of the Say on Pay proposal. Given our proactive engagement with shareholders, the actions taken by the Committee as a result of discussions as outlined in the table below, and the supportive Say on Pay vote, no changes were made to the design of our executive compensation programs as a direct result of the Say on Pay vote. However, following the Say on Pay vote, the Company continued to make policy changes to better align with market best practices, such as the implementation of the anti-hedging policy.

	Shareholder Feedback from Outreach Discussions	Actions Taken

Methodology used to provide target total direct compensation market reference data:		The Committee continued its use of market reference data.
•	Shareholders supported the use of independent surveys and the Company’s rationale for not utilizing a set of peer companies at this point in our transformation.

Input on Long-Term Incentive (LTI) Mix:		The Committee, in consideration of this feedback, limited 2011 stock option use to the Company’s Section 16 Executive Officers and introduced performance cash into the LTI mix.
•	Most shareholders felt LTI mix was best determined by the Committee and had no issue with prior mix decisions.
•	A key shareholder encouraged the Committee to limit stock option use and to provide long-term cash as a part of the Company’s LTI mix in 2011.

Process to establish performance goals:		As disclosed in the 2011 proxy statement, the Committee applied negative discretion in the 2010 EXCEL decisions in response to shareholder feedback that occurred subsequent to the setting of 2010 EXCEL goals. The Committee applied this feedback in the development of 2011 threshold metrics.
•

Shareholders generally understood the intent of establishing threshold metrics that provide flexibility in the timing needed to optimize the value of intellectual property arrangements; however, some expressed a desire to more aggressively curtail payments below the midpoint of investor guidance.

Say on Pay Frequency:		The Company recommended an annual Say on Pay vote and
•	The majority of shareholders preferred an annual Say on Pay vote.	our intent is to hold an annual Say on Pay vote at the time of our annual shareholder meetings.

Perquisites:		Prior to termination of the leases for the corporate aircraft, the Committee limited personal use of Company aircraft for the CEO to $100,000 based on external benchmarking.
•	No shareholder expressed concern with the level of perquisites disclosed in the 2010 or 2011 Proxy statement.

Governance:		In 2010, the Committee removed excise tax gross-ups from
• •	Shareholders indicated that excise tax gross-ups should not be provided in any new agreements. Shareholders responded positively to the proactive governance changes made by the Committee in 2010.

all existing agreements and policies.

In 2011, the Committee removed the provision from our Omnibus Plan under which the vesting of outstanding equity awards automatically accelerates in the event of a change-in-control (single trigger). In addition, the Committee amended the Plan to prohibit the cash buy-outs of underwater stock options.

The Committee approved an anti-hedging policy for Section 16 Executive Officers and the Board of Directors.

DETERMINING EXECUTIVE TARGET TOTAL DIRECT COMPENSATION

The Committee reviews the total direct compensation opportunity of each Named Executive Officer on an annual basis. In the course of the Committee’s review, the Committee seeks the advice and input of its independent compensation consultant, Frederic W. Cook & Co., Inc. (the Consultant) as well as Company management.

Role of the Consultant

To advise the Committee on the Company’s executive compensation plans, practices and awards, the Consultant attends Committee meetings on a regular basis and provides the Committee with market information and analysis of the Company’s executive compensation practices to ensure consistency with the Company’s executive compensation strategy and goals. The Consultant also provides insight on best practices in executive compensation and updates on market trends.

At the direction of the Committee, the Consultant works cooperatively with management on the design, competitiveness, operation and administration of our executive compensation programs and practices that fall within the scope of the Committee charter. The Consultant does not provide any other services to the Company.

The Committee has a formal policy under which the Consultant is to perform services. This policy reinforces that the Consultant reports directly to the Committee and provides services only in the area of executive compensation. In addition, the policy defines the advice and analysis to be provided directly to the Committee and a limited set of topics within the Committee’s areas of responsibility for which the Consultant is expected to work cooperatively with management in support of the Committee. The policy specifies that work outside the defined scope must be pre-approved by the Committee Chair. In 2011, the Consultant did not perform any work outside the pre-approval areas. At the end of 2011, the Consultant provided to the Committee a written affirmation of its compliance with this policy.

Use of Market Reference Data

In 2011, management provided the Committee with market median reference data for each Named Executive Officer. The Committee uses national survey data to assess compensation, in lieu of peer company benchmarking, because the Company consists of a portfolio of businesses that are in different stages of transformation and operate under different business models In view of these variables, it is premature to identify a sustainable set of similarly sized, domestically based peer companies. The Committee believes that these surveys provide a competitive frame of reference for compensation decisions because they offer a reasonable representation of the cost to hire and retain talent. The surveys referenced include three independent external survey providers: the Towers Watson Executive Compensation Survey, the Aon Hewitt Executive Compensation Survey and the Radford Technology Survey. The data in each survey was compiled for each Named Executive Officer position, adjusted to be representative of companies with similar revenues, and the resulting data from each of the three surveys were averaged. The Committee considers a range plus or minus ten percent of this data as representative of the market median. The Committee does not review or have access to the names of the individual companies that participate in these surveys.

After a review of market median reference data, the CEO provides a recommendation on target total direct compensation for each Named Executive Officer, with the exception of himself. In the case of our CEO, the Consultant works directly with the Committee to develop recommendations with regard to possible CEO Compensation changes. The Committee considers these recommendations and exercises its judgment in making its decisions.

Use of Factors to Determine Value and Mix

On average, the Committee targets total direct compensation – base salary, target annual incentive, and the grant date value of cash and equity based long-term incentive awards - to approximate the median of market practice. In determining each executive’s target total direct compensation, the Committee considers a broad range of facts and circumstances including: 1) the indicated market rates; 2) the experience and skill set of the executive relative to typical market peers; 3) the importance of the position within the Company relative to other senior management positions; 4) the sustained individual performance of the executive; 5) readiness for promotion to a higher level and/or role in the Company’s senior management succession plans; and 6) retention of critical talent. The significance of any individual factor will vary from year-to-year and may vary among Named Executive Officers. The Committee uses these facts and circumstances to set the target total direct compensation of our Named Executive Officers which consists of base salary, annual EXCEL opportunity at target, and the dollar-denominated value of long-term equity and cash incentive awards. Target total direct compensation is exclusive of ad hoc cash incentive or equity awards.

The Committee considers target total direct compensation holistically in light of the above factors on an annual basis. For these reasons, the Committee does not have a pre-defined target for each element of total direct compensation as a portion of the whole, nor does the Committee consider awards granted or earned in past years when setting annual target total direct compensation levels for our Named Executive Officers. The Committee does, however, consider equity awards granted in past years to evaluate the relative value of the Company’s long-term equity incentives and as an input to the annual mix of long-term incentives.

The 2011 target total direct compensation for our Named Executive Officers was as follows:

Named Executive Officer	Base Salary	EXCEL Target as a % of Base Salary	Long-Term Incentive (LTI)	Target Total Direct Compensation
A.M. Perez, Chairman & CEO	$1,155,000	155%	$5,787,000	$8,732,250
A.P. McCorvey, CFO & SVP	450,000	75%	1,000,000	1,787,500
P.J. Faraci, President & COO	700,000	85%	1,900,000	3,195,000
L. G. Quatela, SVP, GC & CIPO	465,000	75%	1,200,000	2,013,750
P. Jotwani, President CDG, CMO & SVP	600,000	75%	1,600,000	2,650,000

The resulting mix of 2011 target total direct compensation for our Named Executive Officers was as follows:

Compensation Elements as a Percentage of Target Total Direct Compensation

Named Executive Officer	Base Salary as % TDC	EXCEL Target as a % of TDC	LTI as % of TDC
A.M. Perez, Chairman & CEO	13%	21%	66%
A.P. McCorvey, CFO & SVP	25%	19%	56%
P.J. Faraci, President & COO	22%	19%	59%
L. G. Quatela, SVP, GC & CIPO	23%	17%	60%
P. Jotwani, President CDG, CMO & SVP	23%	17%	60%

Committee Discussion and Analysis

For 2011, the Committee maintained the 2010 target total direct compensation levels for Messrs. Faraci and Jotwani and Ms. McCorvey. Mr. Faraci’s target total direct compensation approximates the median of similarly sized companies. The Committee felt it was appropriate to continue Mr. Faraci’s current target total direct compensation at this level considering his skill, experience, performance and market position. The Committee determined to maintain Ms. McCorvey’s current target total direct compensation at the level established with her recent promotion to CFO in November 2010. Mr. Jotwani’s current target total direct compensation was maintained at the level established when he joined the Company on September 28, 2010. The Committee also maintained the 2010 mix of target total direct compensation for Messrs. Faraci and Jotwani and Ms. McCorvey because it resulted in a well balanced mix of fixed versus variable and short-term versus long-term compensation. The Committee increased Mr. Perez’s target total direct compensation by approximately 1.6% due to a 5% increase in his base salary, as further discussed in the section entitled Base Salaries.

Ms. Quatela became a Named Executive Officer in 2011. She was named General Counsel and Chief Intellectual Property Officer (CIPO) effective January 1, 2011, as disclosed in the Form 8-K filed on November 12, 2010. Her position was the result of the consolidation of the Company’s General Counsel and Chief Intellectual Property Officer positions. In determining Ms. Quatela’s target total direct compensation, the Committee considered her significant skill, performance and experience in her CIPO role, the internal relative responsibility of the newly combined position and market reference data for similar positions at similarly sized companies. As a result, the Committee approved a 2011 compensation structure consisting of a base salary of $370,000, an EXCEL variable pay target opportunity of 65% and a long-term incentive opportunity of $700,000, resulting in target total direct compensation of $1,310,500. The Committee also granted Ms. Quatela 15,000 stock options in connection with her election as a Senior Vice President as reflected in the Grants of Plan-Based Awards Table. On July 18, 2011, in response to an external offer, the Committee increased Ms. Quatela’s target total direct compensation to the level represented in the above table.

Further details on decisions for each element of target total direct compensation are described below in the section on Elements of Target Total Direct Compensation.

Use of Tally Sheets

The Committee annually reviews all components of each Named Executive Officer’s compensation as presented in a set of Tally Sheets prepared by the Consultant. The Tally Sheets provide a comprehensive view of each Named Executive Officer’s compensation, consisting of three components:

1)	An estimate of projected annual compensation, including target total cash compensation, the total estimated value of annual long-term incentive awards and the value of benefits and perquisites received by each Named Executive Officer compared to prior year actual compensation;

2)	A comprehensive summary of the vested and unvested values of all outstanding equity awards held by each Named Executive Officer at current and assumed future stock prices; and

3)	A summary of the severance benefits potentially payable to each Named Executive Officer as of year-end under various termination scenarios.

The Tally Sheets provide the Committee with context for the decisions it makes in relation to target total direct compensation. The Tally Sheets allow the Committee to holistically assess target total direct compensation and the relationship of its various components to each other. The Tally Sheets also enable the Committee to determine the extent to which wealth creation exists through long-term equity or cash based compensation and to assess the strength of retention power as a result of unvested value. The Tally Sheets may also influence the Committee’s views on a variety of other issues, such as changes to severance plans and individual letter agreements, special equity grants to promote retention or changes in long-term equity incentives. In 2011 the Tally Sheet review reflected the decision to eliminate the excise tax gross-up payment provision from the Executive Protection Plan.

ELEMENTS OF TOTAL DIRECT COMPENSATION

Base Salaries

Base salaries provide a regular source of income to our Named Executive Officers. Consistent with our philosophy of tying pay to performance, our Named Executive Officers receive a relatively small proportion (13%–25%) of target total direct compensation in the form of base salary.

The Committee reviews base salaries annually, but it does not automatically increase salaries. Rather, base salaries are adjusted only if deemed appropriate by the Committee, utilizing market data as a reference and in consideration of: 1) experience; 2) responsibilities; 3) the importance of the position relative to other senior management positions within the Company; 4) external relative scope or changes in the competitive marketplace; and 5) years since last base salary change. Any change in base salary will affect an executive’s target opportunity under our annual variable pay plan, which is based on a percentage of base salary.

The market median base salary reference is used because it:

•	Enables us to attract and retain high quality talent;

•

Ensures that our executives receive competitive levels of fixed compensation, which protects against excessive risk taking that might be encouraged if salaries were set substantially below market rates;

•	Ensures that fixed costs are reasonable and sustainable; and

•

Enables us to deliver the majority of compensation opportunity through variable, results-based incentives to ensure that realized pay is highly correlated with achievement of important performance goals and changes in shareholder value.

Committee Discussion and Analysis

Following a review of our Named Executive Officer performance for 2010, the Committee, based on the CEO’s recommendation, determined during its annual review that base salaries should remain unchanged for 2011 for Messrs. Faraci, Jotwani and Mmes. McCorvey and Quatela. This decision was influenced by the Company’s need to conserve costs in the continued uncertain economic environment and a review of current base salary as compared to market reference data. In the case of Messrs. Faraci and Jotwani, base salaries approximated market median. In the case of Mmes. McCorvey and Quatela, base salaries had recently been established between the 25th percentile and the market median. The Committee elected to maintain base salaries at this level as the salary established with their new roles had become effective November 2010 and January 2011, respectively. The Committee increased Ms. Quatela’s base salary in July of 2011 in light of an external offer, which positioned her new base salary at a level which approximated market median.

The Committee increased Mr. Perez’s base salary by 5% to $1,155,000. Consistent with current practice, the amount of Mr. Perez’s salary in excess of the $1,000,000 deductibility limit under Section 162(m) of the Internal Revenue Code (Code) must be deferred. The Committee decided upon the increase following the Board’s evaluation of Mr. Perez’s 2010 performance, which the Board recognized as positive in the areas of digital earnings, progress of the Company’s growth initiatives, and intellectual property arrangements. The Committee also considered Mr. Perez’s experience, skill, the market reference data and the fact that Mr. Perez has not received a salary increase since being elected Chairman and CEO in 2005. The market data indicated that the 5% base salary increase would position Mr. Perez’s base salary to approximate the market median. The increase became effective in August, rather than the normal May effective date, consistent with the delayed effective date broadly implemented for employees as one of the Company’s 2011 cash management actions.

Annual Variable Pay: EXCEL

EXCEL provides an annual variable cash incentive opportunity to drive annual performance aligned to success in our business strategy. EXCEL is structured to comply with the “performance-based” compensation requirements under Section 162(m) of the Code so that the Company may deduct cash incentives payable under the plan.

Executives participating in the plan are assigned a target opportunity expressed as a percentage of base salary. Payouts under EXCEL are based on a formula that represents results achieved against primary performance metrics. The Committee also establishes a set of baseline metrics for each performance year. These baseline metrics reflect key strategic and operational imperatives for the year, and are intended to ensure that the primary performance metrics are not achieved at the expense of strategic deliverables that are in the long-term interest of our shareholders. There is no weighting assigned to the baseline metrics. The Committee may consider achievement relative to the baseline metrics in applying positive or negative discretion to the final EXCEL award. The Committee may not exercise positive discretion to increase the size of a Named Executive Officer’s award above the maximum award level established under the plan. The maximum award for any Named Executive Officer is the lesser of 10% of the EXCEL award pool (without discretion), or 500% of his or her prior year-end base salary, not to exceed $5 million.

EXCEL Target Opportunity

Our Named Executive Officers are assigned target opportunities based on a percentage of base salary as shown in the table above entitled Compensation Elements as a Percentage of Total Target Direct Compensation.

Committee Discussion and Analysis

For 2011, the Committee determined that the EXCEL target opportunity for Messrs. Perez, Faraci and Jotwani and Ms. McCorvey would remain the same as their 2010 level, as it provided a competitive variable pay opportunity based on market median reference data and created an appropriate mix of fixed versus variable compensation for their levels of responsibility. The resulting target total cash compensation (base salary plus EXCEL target award) for Messrs. Faraci and Jotwani approximated the market median and positioned Ms. McCorvey between the 25th percentile and market median. Mr. Perez’s target total cash compensation is positioned between the median and 75th percentile.

Effective January 3, 2011, the Committee set Ms. Quatela’s EXCEL target opportunity at 65% consistent with that of the prior General Counsel. The resulting target total cash compensation positioned Ms. Quatela between the 25th percentile and market median of her newly expanded role. The Committee increased Ms. Quatela’s EXCEL target effective July 2011 to 75% taking into consideration the need to retain Ms. Quatela and internal parity considerations. Her resulting target total cash compensation positioned Ms. Quatela to approximate market median.

2011 EXCEL Design and Performance Results

Performance Metrics Design and Results

For 2011, the Committee selected the primary performance metrics shown below, with the associated financial goals. The investor guidance column represents the associated financial metric presented to investors during the Company’s Investor Meeting held on February 3, 2011. The full definitions for each of the primary EXCEL metrics can be found in the narratives of the Grants of Plan-Based Awards Table of this Form 10-K Part III.

Excel Primary Performance Goals	Weight		Investor Guidance	Threshold	Target	Stretch	2011 Result/Earned Payout
Cash Generation (before restructuring & pension/OPEB payments)	15%	Metric	$315M	$265M	$315M	$365M	-$	661M
		Payout Opportunity	100%	0%	100%	150%		0%
Digital Growth Initiatives-Percent Year-Over-Year Revenue Growth	15%	Metric	>40%	18%	42%	49%		17%
		Payout Opportunity	91%	0%	100%	151%		0%
EBITDA (before restructuring and asset impairment charges)	15%	Metric	$481M	$401M	$481M	$531M	-$	174M
		Payout Opportunity	100%	0%	100%	150%		0%
Digital Revenue – Percent year-over-year growth (excluding Non-Recurring Intellectual Property Transactions)	25%	Metric	7.7%	4.5%	7.7%	9.3%		-3.5%
		Payout Opportunity	100%	0%	100%	150%		0%
Digital EFO (excluding Non-recurring IP)	30%	Metric	$263M	$163M	$263M	$330M		$78M
		Payout Opportunity	100%	0%	100%	150%		0%

Total EXCEL earned per Formula								0%

While the Committee initially established baseline metrics, given the Company’s performance with respect to the primary financial metrics, the Committee did not review final baseline metric results nor did it apply any discretion to the EXCEL payment relating to the baseline metrics.

Committee Discussion and Analysis of Performance Metrics and Goals

The Committee selected five metrics in 2011. Two metrics were selected to incent executives to focus on the overall Company’s cash and earnings performance, and three metrics focused on revenue growth and earnings performance of the digital businesses. The specific definitions for the EXCEL metrics summarized below are included in the tables of this Form 10-K Part III.

Overall Company Performance Metrics

The Committee selected (1) Cash Generation before restructuring and pension/OPEB payments (Cash Generation) and (2) Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA) before restructuring and asset impairment charges, as the overall Company metrics. Cash Generation was selected because of the Company’s continued focus on maintaining the liquidity and financial flexibility necessary to invest in our strategic digital growth product lines, as well as the need to meet our legacy obligations in light of continued constrained and uncertain economic conditions. Cash Generation focuses our operating businesses on Earnings from Operations (EFO) and working capital performance as well as completion of new intellectual property arrangements and cash proceeds from sales of non-strategic assets, all of which are important elements of our overall business strategy. This metric excludes restructuring payments to remove any incentive for managers to forego important cost reduction actions. Cash payments for pension plan contributions and other post-employment benefit (OPEB) expenses are also excluded to prevent management from achieving Cash Generation goals through reductions in pension funding or non-pension retiree benefits. Instead, this metric incents management to focus on generating cash from the operating businesses and on their progress to implement the Company’s a lean digital operating model.

EBITDA was selected because it incents businesses to focus on earnings from operations performance. The definition of this metric excludes restructuring charges for the same reasons outlined above.

Digital Business Performance Metrics

In addition to the Company-wide metrics the Committee selected three key metrics focused on the growing digital company. The first focused on revenue growth of our four digital growth initiatives due to the benefits associated with continuing to gain scale and increase our installed base of equipment in these businesses which will further drive demand for higher-margin consumables. The second metric focused on total digital revenue growth to reinforce the importance of continued growth in our more mature and larger digital cash generating businesses. The third metric focused on digital EFO improvement to demonstrate our progress towards becoming a sustainable, profitable digital company. These metrics exclude non-recurring intellectual property arrangements to focus management on operational improvements in revenue and earnings of the digital businesses.

Establishment of Performance Goals

Each performance goal was established to align the target payouts with the midpoint of the performance range disclosed to investors at our February 3, 2011 investor meeting. In general, performance thresholds (the point at which no payout would be earned) were established at the low end of the performance range communicated to investors.

Cash Generation

The Committee established a target payout for Cash Generation at $315 million, consistent with the midpoint of the range presented at the February 3, 2011 investor meeting. This goal was consistent with our business strategy and reflected continued investment in our four digital growth product lines. The Committee established a threshold of $265 million to align with the low end of the investor range. This level of performance would have resulted in a year-end cash balance of $1.5 billion after debt payments, restructuring, and the investments associated with the business plan. Based on shareholder feedback, the Committee established a steeper slope for performance below the midpoint communicated to investors to more aggressively curtail payments earned below the midpoint of investor guidance.

EBITDA before Restructuring and Asset Impairment Charges

The Committee established the target for this metric at $481 million consistent with the midpoint of the range communicated to investors. The threshold was established at the low end of the investor range so that any performance at or below the communicated investor range would not lead to an EXCEL payout for this metric. The payment slope again reflected a slightly steeper slope for performance below target.

Digital Growth Initiatives – Percent Year-Over-Year Revenue Growth

The Committee established the target for this metric at a 42% growth rate recognizing that this growth rate was very aggressive. This is consistent with the above 40% growth rate presented for these four product lines, as a group, at the February 2011 investor meeting. The threshold of 18% represents the ability to sustain the level of growth delivered by these businesses in 2010.

Digital Revenue – Percent Year-Over-Year Growth

The Committee established the target for digital revenue percent year-over-year growth, excluding non-recurring intellectual property revenue at 7.7%, consistent with the midpoint of the range communicated at the investor meeting. Likewise, the threshold was established at the low end of the investor range. The Committee considered these levels to be challenging in light of the uncertain economic recovery, especially in U.S. and European markets.

Digital Operational EFO Improvement

The Committee established the target for year-over-year improvement of digital operational EFO excluding non-recurring intellectual property earnings at $162 million, consistent with the midpoint of the range communicated at the investor meeting. The threshold was established at the low end of the investor range. Consistent with investor feedback, the slope for this metric reflected a steeper slope below target.

Committee Discussion and Analysis of 2011 Named Executive Officer Awards

The Company’s performance for 2011 on each of the EXCEL primary performance metrics was below the threshold. Consequently, no EXCEL award was earned for 2011 performance. The Committee did not apply any discretion and did not consider the baseline results in this decision.

2011 Long-Term Incentive Compensation

Our Named Executive Officers did not receive an annual Long-Term Incentive (LTI) grant in calendar year 2010. This decision, as well as our intent to return to an annual grant in 2011, was consistent with our 2010 and 2011 Proxy Statement disclosures.

Purpose of LTI Compensation

The objectives of our long-term incentive programs are to:

1)	Align executive compensation with shareholder interests;

2)	Create significant incentives for executive retention;

3)	Encourage long-term performance by our executives; and

4)	Promote stock ownership.

The Committee reviews our LTI programs annually to ensure that they are meeting the intended objectives. In addition to our annual grant, Named Executive Officers may receive additional equity awards during the year in recognition of a promotion or other significant achievement. All grants are outlined in the Grants of Plan-Based Awards Table of this Form 10-K Part III. All equity awards are issued under the 2005 Omnibus Long-Term Compensation Plan.

Mix of Long-Term Equity Incentive Compensation

The Committee has no pre-determined mix of the form of long-term incentives granted to our Named Executive Officers. In December 2010, the Committee determined, based on the analysis discussed below, that the LTI program mix for Named Executive Officers in 2011 would be:

•

20% of the LTI value in the form of performance-based Leadership Stock Units, paid, if earned, in shares of common stock upon completion of a two-year performance cycle and a third year vesting period;

•	30% of the LTI value in the form of performance cash, paid, if earned, upon completion of two consecutive one-year performance cycles and a third year vesting period;

•	25% of the LTI value in the form of stock options, vesting in substantially equal installments over three years; and

•	25% of the LTI value in the form of RSUs, vesting in substantially equal installments over three years.

Committee Discussion and Analysis

In determining the mix of the form of LTI awards for 2011, the Committee considered the following:

Feedback from shareholder outreach:

A key shareholder encouraged the Committee to consider the use of cash as part of our LTI mix in order to minimize shareowner dilution while maintaining the performance contingent nature of the incentive. Based strongly on this input, the Committee decided to deliver 30% of the 2011 LTI opportunity for our Named Executive Officers in the form of performance cash.

The remaining three forms of LTI awards, making up 70% of the total LTI value (Leadership Stock, stock options, and RSUs) also align to shareholders’ interests because they are either wholly or partially dependent on changes in share price.

Pay for operational performance aligned with shareholder interests:

The Committee continued the use of Leadership Stock in the equity mix to link a meaningful portion of the overall LTI opportunity with the delivery of key operating goals. This mix mitigates the impact of uncontrollable market volatility on payouts while it strengthens the linkage between controllable performance and realized compensation. The Committee determined a mix of 20% to be an appropriate weight, recognizing the volatility of the current economic environment and the challenge it poses in establishing appropriate two-year financial metrics. Leadership Stock is financially more efficient than stock options and RSUs since the costs are incurred only if the underlying operating performance goals are achieved. In addition, because Leadership Stock, like RSUs, is structured in whole shares (rather than just potential appreciation in the value of underlying shares), it requires fewer shares to deliver a given level of value and thereby helps in the management of potential share dilution (i.e., overhang).

In combination with Leadership Stock, the addition of performance cash linked a total of 50% of long-term incentives to achieving operational goals aligned to the interest of shareholders. Like Leadership Stock, performance cash costs are incurred only if the underlying operating performance goals are achieved. In addition, since the award is delivered in cash it reduces share dilution.

Retention and stock ownership:

The Committee delivered 25% of LTI value in the form of RSUs. The Committee decided to continue to utilize RSUs after a review of the Named Executive Officer Tally Sheets. The Tally Sheets demonstrated that the existing unvested equity awards held insufficient intrinsic value for our Named Executive Officers, even in the event of significant stock price appreciation, and therefore were not effectively supporting the Company’s retention objectives. The use of RSUs, while limiting the upside equity opportunity available through Leadership Stock and performance cash, provides an equity opportunity that is tied to stock price, enhances stock ownership, and addresses retention. In determining the percentage of RSUs that should comprise the incentive mix, the Committee sought the advice of its Consultant, who indicated that utilization of RSUs in the recommended percentage (25%) was aligned with or below current general industry practice.

Determining Annual Target Allocations of Long-Term Incentive Compensation

The number of stock options, Leadership Stock, RSUs and performance cash granted to our Named Executive Officers is calculated based on a dollar value for each executive. This dollar-denominated value is set and intended to align target total direct compensation, on average, with approximately the market median. The Committee reviews the dollar amount and, if appropriate, adjusts it to reflect individual performance factors.

The dollar-denominated value is converted to equity units utilizing an average of the Company’s closing price over 10 trading days up to the grant date. The 10-day average is used to best align the intended dollar value with the grant date value while accounting for single day fluctuations in stock price. Stock options are determined using the Black-Scholes value derived from the 10-day average stock price and are exercisable at the fair market value of the stock as of the grant date.

Committee Discussion and Analysis

With respect to the award determinations made in February 2011, the Committee determined there would be no increase in the target dollar value of LTI compensation for any Named Executive Officer from the last year annual equity grants were issued (2009) or the level determined by the Committee at the time the individual was promoted into an executive officer position. The Committee made this decision considering: 1) the continuing uncertain economic environment; 2) the Company’s financial performance for 2010; and 3) the position of our Named Executive Officer’s target total direct compensation relative to market median reference data.

Target Dollar Value of LTI Opportunity for February 2011 Grant
Named Executive Officer	Target Dollar Value
A. M. Perez	$5,787,000
A. P. McCorvey	$1,000,000
P. J. Faraci	$1,900,000
L. G. Quatela	$700,000
P. Jotwani	$1,600,000

The amounts in the table represent the target dollar value of the 2011 LTI opportunity. Ms. Quatela’s target LTI value was increased in July to $1,200,000 as part of the target total direct compensation package required to retain Ms. Quatela and was intended to apply to annual equity grant decisions beginning in 2012. While the Committee determines a total dollar value for purposes of calculating the number of stock options, Leadership Stock units, performance cash units and RSUs to be granted, this value does not represent the actual compensation that our Named Executive Officers might realize. The actual value that our executives receive will depend on the Company’s stock price on the grant date, stock price appreciation, the number of shares earned under the Leadership Stock grant and the performance cash program based on Company performance against established metrics for the performance period.

Leadership Stock — 2011-2012 Performance Cycle Awards

Leadership Stock awards provide participants with the right to earn shares of our common stock based upon attainment of certain performance goals. As part of its annual review of long-term incentives, the Committee approves the performance criteria and terms of the annual Leadership Stock award. For 2011, the Committee returned to the use of a two year performance cycle, followed by a vesting period of one year, for Leadership Stock.

For 2011, the Committee selected two performance goals for the Leadership Stock component: (1) Digital Operational EFO Improvement excluding non-recurring intellectual property arrangements and (2) intellectual property revenue. These two metrics were selected because the Company’s strategy is to use intellectual property revenue as a source of funding for the investment in the digital businesses, and Digital Operational EFO improvement measures the Company’s progress in moving our digital businesses to sustainable profitability. The specific definitions can be found in the tables of this Form 10-K Part III. Because Leadership Stock is subject to a two-year performance cycle, the threshold, target, maximum performance goals and associated results for the 2011-2012 performance cycle will be disclosed after the performance cycle is completed.

Performance Cash – 2011 Performance Metric

The performance cash program was established with two one-year performance periods, followed by a vesting period of one year. The Committee approved the performance goals for the 2011 performance period within the first 90 days of 2011.

For the 2011 performance period, the Committee selected the performance metric of Cash Generation before restructuring and pension/OPEB payments. The 2011 performance period represents 50% of the total 2011 performance cash target award. The specific definition can be found following the Grant of Plan Based Awards Table.

The following table shows the threshold, target, and maximum goals with the associated payout percentage and the 2011 results. The Investor Guidance column represents the midpoint of the performance range shared with investors during the Company’s Investor Meeting on February 3, 2011.

Performance Cash Metric	Investor Guidance	Threshold	Target	Maximum	2011 Result
Cash Generation before restructuring and pension/OPEB payments	$315M	$265M	$315M	$365M	-$	661M
Payout Opportunity		0%	100%	150%		0%

Committee Discussion and Analysis on Goal and Metric Selection and Award Determination

The Committee selected Cash Generation before restructuring and pension/OPEB payments because it was the most important metric for the Company in 2011 given the Company’s continued focus on maintaining the liquidity and financial flexibility necessary to invest in our strategic digital growth product lines, as well as meet our legacy obligations in light of continued constrained and uncertain economic conditions. The Committee utilized this metric for performance cash in addition to a portion of EXCEL to increase the weighting of executive’s total performance based compensation dependent on this critical metric.

For 2011, the Company’s Cash Generation before restructuring and pension/OPEB payments performance reflected a cash usage of $661 million. Since this result was below the threshold, no performance cash award was earned for the 2011 performance cycle.

CEO 2011 Performance Share Plan Design and Performance Results

In accordance with the performance share plan defined in Mr. Perez’s letter agreement, the Company allocated 218,472 performance share units to Mr. Perez on January 3, 2011. The units may be earned from zero to target depending on performance. The target allocation is the maximum award that Mr. Perez may earn. Once earned, the award has an additional two-year vesting period and vests on December 31, 2013.

The intended dollar-denominated value of the performance stock award, per Mr. Perez’s letter agreement, was $1.23 million. The number of units was established by dividing the intended dollar-denominated value on the first trading day of the calendar year by the average 10 trading day closing stock price leading up to and including the date of grant, which was $5.63.

For 2011, the Committee selected EBITDA before restructuring and asset impairments as the performance metric for this plan. The definition of EBITDA for this purpose can be found in the tables of this Form 10-K Part III.

The following table shows the threshold and target associated with the payout percentage and the 2011 results. The Investor Guidance column represents the midpoint of the performance range shared with investors during the Company’s Investor Meeting on February 3, 2011.

2011 Performance Share Plan		Investor Guidance	Threshold	Target and Maximum	2011 Result
EBITDA before Restructuring and Asset Impairments	Metric	$481M	$401M	$481M	-$	174M
	Payout Opportunity	100%	0%	100%		0%

Results are interpolated between threshold and target. The threshold and target units allocated under this program are shown in the Grants of Plan-Based Awards Table of this Form 10-K Part III.

Committee Discussion and Analysis on Goal and Metric Selection and Award Determination

The Committee selected EBITDA before restructuring and asset impairments because it incents earnings from operations performance while also including the gains/losses from non-strategic asset sales, which in 2011 was an important element of our business strategy as disclosed to investors. The metric excluded restructuring charges to remove any incentive for managers to forego important cost reduction actions. The Committee selected this metric for Mr. Perez’s Performance Share Plan to increase the weighting of his total performance based compensation dependent on this metric.

The Committee established the target for EBITDA at the midpoint of the range communicated to investors. The Committee established the threshold at the low end of the investor range so that no award would be earned for performance below the range communicated to investors. Based on the 2011 EBITDA before restructuring and asset impairment charges result of -$174 million, no award was earned under the CEO Performance Share Plan. Therefore, Mr. Perez forfeited all of the initial performance units.

The table below shows how the Committee balanced the use of EXCEL, the 2011 CEO Performance Share Plan, 2011 Leadership Stock and the 50% of performance cash tied to 2011 performance to align Mr. Perez’s variable compensation to the Company’s critical priorities.

Operational Performance Metric Summary	Performance Plan	Dollar-Denominated Target Opportunity	% Total Target Variable Compensation tied to the Operational Performance Metric

EBITDA before restructuring and asset impairment charges	EXCEL + CEO Performance Share Plan	$1,498,500	30%

Cash generation before restructuring and pension/OPEB payments	EXCEL + performance cash	$1,136,550	23%

Digital Operational EFO 2011 + 2012 percentage point improvement excluding non-recurring IP	Leadership Stock	$868,050	17%

Digital Operational EFO improvement (1 year)	EXCEL	$537,000	11%

Digital percent revenue growth	EXCEL	$447,500	9%

Revenue from IP 2011+2012	Leadership Stock	$289,350	6%

Digital Growth Initiatives - percent revenue growth	EXCEL	$268,500	5%

Total		$5,045,450	100%

RISK MITIGATING POLICIES

Share Ownership Program

Our Share Ownership Program outlines the Company’s expectation for Kodak stock ownership by our Section 16 Executive Officers, including our Named Executive Officers. This program, first introduced in 1992, is intended to closely align the interests of our Named Executive Officers with those of our shareholders by requiring our Named Executive Officers to acquire and hold a significant ownership stake in the Company. In 2011 ownership requirements ranged from two to five times base salary, depending on the Named Executive Officer’s position. Shares counting toward the required ownership include stock acquired upon stock option exercise, Leadership Stock when earned but not vested, restricted stock and RSUs, shares held in the Named Executive Officer’s account under Kodak’s Employee Stock Ownership Plan or Savings and Investment Plan, any “phantom stock” selected by a Named Executive Officer as an investment option in the Executive Deferred Compensation Plan, and shares owned directly by the Named Executive Officer and his or her spouse. The program also includes an expectation that Named Executive Officers retain 100% of shares attributable to the exercise of stock options or the vesting of full value shares (such as restricted stock, RSUs or Leadership Stock), net of taxes, until they attain their specified ownership levels. The ownership requirements for 2011 were as follows:

Officer Level	Ownership as Multiple of Base Salary*
CEO (Mr. Perez)	5x
COO/President (Mr. Faraci)	4x
Executive Vice President	3x
Senior Vice President (Mr. Jotwani, Ms. McCorvey, Ms. Quatela)	2x

*	A retention ratio of 100% is expected until this level of ownership is achieved.

If the level of share ownership is not attained during the year, a new target is calculated each year based on the stock price and base salary in effect on the first business day in January. Once the required level of share ownership is attained, the Named Executive Officer is considered to be in full compliance with the policy regardless of subsequent changes to salary or share price, until the executive is promoted or a sale of shares causes the Named Executive Officer to fall below the ownership requirement.

The Committee annually monitors each Named Executive Officer’s status regarding achievement of the applicable minimum ownership requirement. As of December 31, 2011, Messrs. Perez and Faraci and Ms. Quatela had met their share ownership level. Mr. Jotwani and Ms. McCorvey had not and therefore their ownership levels were reset based on the stock price, their Officer level, and their salary in effect on January 3, 2012. Ms. Quatela’s share ownership level was also reset on January 3, 2012 based on her promotion to COO/President effective January 1, 2012. No new equity will be issued while in chapter 11 and as a result enforcement of the share ownership levels has been suspended during the chapter 11 proceeding.

Policy on Recoupment of Executive Bonuses in the Event of Certain Restatements

The Board has a policy requiring the recoupment of bonuses paid to Named Executive Officers upon certain financial restatements. Under the policy, which is posted on our website at www.kodak.com/go/governance, the Company will require reimbursement of a certain portion of any bonus paid to a Named Executive Officer under EXCEL when:

•	The payment was predicated upon the achievement of certain financial results that were subsequently the subject of a restatement;

•	In the Board’s view, the officer engaged in fraud or misconduct that caused the need for the restatement; and

•	A lower payment would have been made to the officer based upon the restated financial results.

In each such instance, the Company will, to the extent practicable, seek to recover the amount by which the Named Executive Officer’s annual bonus for the relevant period exceeded the lower payment that would have been made based on the restated financial results, plus a reasonable rate of interest.

Committee Discussion of Risk in Goal and Metric Selection

The Committee considers risk management in all decisions related to executive compensation, and the Committee’s independent Consultant advises the Committee and management on the degree to which individual components and the program as a whole may influence the manner in which executives are encouraged or discouraged from taking risk.

In establishing the metric selection, metric definitions, performance thresholds, targets and payout curves for variable pay metrics the Committee considers how to appropriately balance risk with the achievement of shareholder objectives. During 2011 the Company’s Chief Compliance Officer, who led our enterprise risk management program, reviewed the Company’s selection of goals and metrics in order to advise the Committee on any potential concerns regarding the degree to which the plans encourage management to take risk in the operation of the business.

OTHER POLICIES

Equity Award Policy

Any equity awards granted to Named Executive Officers are in accordance with our Board of Directors’ Policy on Equity Awards which governs the timing of equity grants, as follows:

Annual Stock Option Award

When annual grants of stock options are to be awarded, they are awarded by the Committee on the date of the Committee’s regularly scheduled meeting in which the grant was approved.

Grant Dates for Ad Hoc and New Hire Equity Awards

For awards to Named Executive Officers, the grant date for any ad hoc or new hire equity award approved in a meeting of the Committee will be:

•	The date of the Committee meeting in which the award is approved in the case of an ad hoc equity award; or

•	The next regularly scheduled Committee meeting following the first date of employment in the case of an equity award to a new hire.

The grant date of any ad hoc or new hire equity award approved by unanimous written consent of the Committee will be the next regularly scheduled Committee meeting following:

•	The date of execution of the unanimous consent in the case of an ad hoc equity award; or

•	The first date of employment in the case of an equity award to a new hire.

In no case will the exercise price of any stock option be lower than the fair market value of the Company’s stock on the grant date as defined in the applicable equity compensation plan.

Policy on Qualifying Compensation

When designing all aspects of compensation, the Company considers the deductibility of executive compensation under Section 162(m) of the Code. Section 162(m) provides that the Company may not deduct compensation of more than $1 million paid to our CEO and the three other most highly compensated Named Executive Officers employed at year-end (other than the CFO), other than “performance-based” compensation that meets certain requirements. Annual variable pay under EXCEL is designed and intended to satisfy the requirements for “performance-based” compensation as defined in Section 162(m). Stock options, Leadership Stock, performance cash, and the CEO Performance Share Plan are also intended to satisfy the requirements for “performance-based” compensation under Section 162(m). While these plans are designed to operate in a manner that is intended to qualify as “performance-based” under Section 162(m), the Committee may administer the plans in a manner that does not satisfy the requirements of Section 162(m) in order to achieve a result that the Committee determines to be appropriate.

Generally, whether compensation will be deductible under Section 162(m) will be an important, but not a decisive, factor with respect to the Committee’s decisions.

OTHER COMPENSATION ELEMENTS

Retirement Plans

The Company offers a tax-qualified defined benefit plan, comprised of a cash balance component and a traditional defined benefit component (KRIP), and a tax-qualified 401(k) defined contribution plan (SIP), which cover virtually all U.S. employees. In addition to these tax-qualified retirement plans, the Company provides non-qualified retirement benefits to our employees, including the Named Executive Officers, under the Kodak Unfunded Retirement Income Plan (KURIP) and the Kodak Excess Retirement Income Plan (KERIP). KURIP and KERIP are unfunded retirement plans that are designed to provide our employees with pension benefits that make up for the Internal Revenue Code’s limitations on allocations and benefits that may be paid under KRIP and SIP. None of our Named Executive Officers has an accumulated benefit under KERIP. The details of KRIP and KURIP are described under the Pension Benefits Table of this Form 10-K Part III.

Our tax-qualified retirement plans and non-qualified retirement plans are designed and intended to attract and retain employees.

Individual Supplemental Retirement Arrangements

At the time of their hire, the Company entered into individual letter agreements with Messrs. Perez and Faraci to provide additional retirement benefits beyond those available under our tax-qualified retirement plans and non-qualified retirement plans. These agreements provide eligibility for the traditional benefit component of KRIP and KURIP and for additional years of service in calculating those benefits. Supplemental individual retirement arrangements were necessary to recruit these Named Executive Officers. The benefits provided to our Named Executive Officers under any individual retirement arrangement are described in the section entitled Individual Supplemental Retirement Arrangements.

Deferred Compensation Plan

The Company has maintained a non-qualified deferred compensation plan for its executives, known as the Eastman Kodak Company 1982 Executive Deferred Compensation Plan (EDCP). In 2009, the Committee froze the receipt of new monies into this plan indefinitely due to the plan’s administrative costs and low utilization.

Perquisites

The Company provides certain perquisites, which are reviewed periodically, to ensure the personal security of senior executives, to maximize an executive’s time spent on Company business, or to attract and retain them.

Our executive security program required our CEO to use Company aircraft for all business travel. Effective January 1, 2011, the Company placed limitations on Mr. Perez’s non-business use of corporate aircraft such that the Company provided this perquisite at a maximum level of $100,000 annually. Mr. Perez was responsible for payment of costs associated with his personal use over this threshold under a time-sharing agreement. Our Named Executive Officers, other than our CEO, were not permitted to use corporate aircraft for personal travel without approval from our CEO. This restriction applied to personal travel of these Named Executive Officers as well as the travel of a spouse when accompanying the Named Executive Officer on business travel. As of the filing of the chapter 11 proceeding, no personal use of aircraft will be permitted for any of our Named Executive Officers, including Mr. Perez, as the Company terminated its leases for the corporate aircraft as part of the chapter 11 proceedings.

The Company provides home security services for the CEO. Named Executive Officers have access to the Company’s consumer products and services.

The compensation attributed to our Named Executive Officers for 2011 for perquisites is included in the All Other Compensation column of the Summary Compensation Table of this Form 10-K Part III.

SEVERANCE AND CHANGE IN CONTROL ARRANGEMENTS

Severance Arrangements

The Committee believes that it is important to provide our senior management some measure of financial security in the event their employment is terminated without cause, because of their responsibility for the success of the Company and the execution of the Company’s strategic plan. However, while the Company operates in chapter 11, irrespective of the letter agreements or severance guidelines discussed herein, any severance payments will be managed in compliance with the provisions of the Bankruptcy Code.

When determining the appropriate severance arrangement for a Named Executive Officer, the Committee generally applies pre-established guidelines. Under these guidelines, our Named Executive Officers may be eligible to receive a severance allowance equal to one to two times their target total cash compensation depending on their position, length of service and the circumstances surrounding their departure. Any individual letter agreements for Named Executive Officers are approved by the Committee and are consistent with guidelines for executive severance that the Committee has established. Our individual severance arrangements are designed to serve as a retention tool and to eliminate any reluctance of executives to implement any transformational components of the Company’s strategic plan. In certain instances, an executive’s successful completion of his or her responsibilities may result in the elimination of his or her job. These arrangements also provide an incentive for individuals to sign a release of claims against the Company, to refrain from competing with the Company and to cooperate with the Company both before and after their employment is terminated.

Messrs. Perez and Jotwani have individual letter agreements that provide various severance benefits in the event their employment is terminated under various circumstances. These individual letter agreements were established at the time Messrs. Perez and Jotwani commenced employment with the Company. Mr. Perez’s individual severance arrangement provides severance benefits that are payable in the event his employment is terminated by the Company without “cause” or if he terminates for “good reason.” Mr. Jotwani’s arrangement provides him with severance benefits for termination by the Company without “cause” or in the event of his long-term disability. The definitions of “cause” and “good reason” as applicable to Mr. Perez’s and Mr. Jotwani’s letter agreements are set forth in the section entitled Individual Severance Arrangements. When approving any letter agreement for employment or retention, the Committee focuses on the reasons for which severance may be triggered relative to the Named Executive Officer’s position and responsibilities. Our severance arrangements with Mr. Faraci and Mmes. McCorvey and Quatela are provided in accordance with the Company plans applicable to employees generally. For additional information regarding the potential severance benefits payable to our Named Executive Officers under various circumstances, see the description under the Severance Payments Table of this Form 10-K Part III.

Change in Control Arrangements

Consistent with our compensation philosophy, we believe that the interests of our shareholders are best served if the interests of our senior management are aligned with theirs. To this end, our Executive Protection Plan, which the Company adopted in 1992, provides for enhanced change in control severance benefits for our Named Executive Officers to reduce any reluctance of our Named Executive Officers to support potential change in control transactions that may be in the best interest of shareholders and to promote the continued employment and dedication of our Named Executive Officers without distraction. The Committee believes that these change in control benefits also encourage smooth transition of management in the event of a change in control. The terms of the Executive Protection Plan are described in the section entitled Executive Protection Plan of this Form 10-K Part III.

When determining the appropriate level of change in control severance benefits for a Named Executive Officer under the Executive Protection Plan, the Committee considers how to ensure that the plan continues to fulfill the objectives described above and, in doing so, it takes market practice and cost of the benefits into consideration. The Committee’s decisions concerning these benefits do not affect decisions on other compensation elements. Certain of our other employee benefit and compensation plans also provide enhanced benefits to our Named Executive Officers, as well as other US employees, after a change in control. These benefits are designed to protect our Named Executive Officers against possible loss of benefits after a change in control. The terms of the Executive Protection Plan and the treatment of any benefits after a change in control under the Company’s retirement and welfare plans, deferred compensation plan, EXCEL, and equity incentive plans are more fully described prior to the Severance Payments Table of this Form 10-K Part III. Performance of the Company’s obligation under these plans will be subject to chapter 11 proceedings.

COMPENSATION OF NAMED EXECUTIVE OFFICERS

SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation of each of our Named Executive Officers for 2009, 2010, and 2011. The increase in reported compensation from 2010 to 2011 is driven primarily by the decision, disclosed in our 2011 Proxy Statement, to return to normal annual target LTI grant practices in 2011 following 2010 where a decision was made not to issue an annual equity grant. Consult the table entitled “Summary of Chief Executive Officer’s Target Variable Compensation versus 2011 Realized Compensation” of this Form 10-K Part III which, among other things, illustrates that Mr. Perez earned 3.4% of his total 2011 target variable compensation opportunity as of December 31, 2011 based on 2011 performance.

Name and Principal Position	Year	Salary(1)	Bonus	Stock Awards(2)	Option Awards(3)	Non-Equity Incentive Plan Comp.(4)	Change in Pension Value and Non-qualified Deferred Comp. Earnings(5)	All Other Comp.(6)	Total

A.M. Perez	2011	$1,115,140	—	$3,083,185	$1,355,005	$0	$1,311,499	$115,285	$6,980,114
Chairman & CEO	2010	1,096,168	—	1,701,290	0	341,000	2,259,538	320,194	5,718,190
	2009	988,660	—	6,181,534	1,050,000	1,705,000	2,468,046	232,079	12,625,319

A.P. McCorvey	2011	448,431	—	404,422	234,146	0	49,071	16,255	1,152,325
SVP & CFO	2010	312,093	—	0	41,850	47,733	58,007	16,399	476,082

P.J. Faraci	2011	697,561	—	768,395	444,877	0	831,214	475	2,742,522
President & COO	2010	697,561	—	0	0	119,000	595,728	4,221	1,416,510
	2009	651,950	—	2,029,519	630,000	595,000	692,301	748	4,599,518

L.G. Quatela	2011	403,877	—	562,409	208,003	0	39,546	7,825	1,221,660
SVP, GC & CIPO

P. Jotwani	2011	597,911	—	647,072	374,634	0	37,092	1,200	1,657,909
SVP & CMO	2010	135,680	—	396,000	535,000	23,425	5,321	0	1,095,426

(1)	This column reports the base salary earned by each of our Named Executive Officers. See the section entitled Base Salaries for a discussion and analysis of base salary levels.
(2)

This column reports the grant date fair value (as calculated for financial reporting purposes), without any reduction for risk of forfeiture, for all stock awards (including Leadership Stock, CEO Performance Share Plan, restricted stock and RSUs) granted during each year reported. Additional details for stock awards are reflected in the Grants of Plan-Based Awards Table. The Leadership Stock values represent target awards and have not yet been earned as the performance period for Leadership Stock does not conclude until the end of 2012. The maximum value of the Leadership Stock awards based on performance and utilizing the grant date value of $3.07 was as follows: Mr. Perez $1,472,329; Ms. McCorvey $254,422; Mr. Faraci $483,396; Ms. Quatela $178,094; and Mr. Jotwani $407,073. While the CEO Performance Share Plan for Mr. Perez in 2011 is reflected as a stock award with a value of $742,805 above, no award was earned under that plan.

(3)

This column reports the grant date fair value (as calculated for financial reporting purposes), without any reduction for risk or forfeiture, for all stock option awards granted during each year reported. Refer to the Grants of Plan Based of Awards Table for additional details. The assumptions used to calculate the values of the awards are the same as those used for our stock-based compensation disclosure in Note 20 to our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on February 29, 2012. The following table includes the assumptions used to calculate the grant date fair value of stock options granted in 2009, 2010 and 2011. Additional details for option awards are reflected in the Grants of Plan-Based Awards Table.

Grant Date	Named Executive Officers Receiving Award	Grant Date Fair Value of Award ($)	Risk-Free Rate (%)	Expected Option Life (years)	Expected Volatility (%)	Expected Dividend Yield (%)
10/14/2009	A.M. Perez	2.10	2.69	6	45.34	0.00
	P.J. Faraci	2.10	2.69	6	45.34	0.00
10/19/2010	P. Jotwani	2.14	1.45	6	57.52	0.00
12/13/2010	A.P. McCorvey	2.79	2.28	6	57.82	0.00
1/24/2011	L.G. Quatela	2.94	2.40	6	59.08	0.00
2/28/2011	A.M. Perez	1.92	2.48	6	59.15	0.00
	A.P. McCorvey	1.92	2.48	6	59.15	0.00
	P.J. Faraci	1.92	2.48	6	59.15	0.00
	L.G. Quatela	1.92	2.48	6	59.15	0.00
	P. Jotwani	1.92	2.48	6	59.15	0.00

(4)

The amounts in this column represent payments under EXCEL and the Performance Cash Program for performance in 2009, 2010 and 2011. See the Grants of Plan-Based Awards in 2011 Table for the potential payouts for each Named Executive Officer, which depend on performance. For 2011, the EXCEL goals were not met therefore no payment was made. For the first performance cycle of the 2011 performance cash program, no award was certified and no 2011 payment was made.

(5)

This column reports the aggregate change in the present value of the Named Executive Officer’s accumulated benefits under KRIP, KURIP and supplemental individual retirement arrangements, to the extent a Named Executive Officer participates, and the estimated above-market interest, if any, earned during the year on deferred compensation balances. The breakdown of these figures is shown in the table below:

Executive	2009			2010			2011
	Change in Pension Value	Above- Market Interest(a)	Total Value	Change in Pension Value	Above- Market Interest(a)	Total Value	Change in Pension Value(b)	Above- Market Interest(a)	Total Value
A.M. Perez	$2,468,046	$0	$2,468,046	$2,259,538	$0	$2,259,538	$1,311,441	$58	$1,311,499
A.P. McCorvey	—	—	—	58,007	—	58,007	49,067	4	49,071
P.J. Faraci	692,301	—	692,301	595,728	—	595,728	831,214	—	831,214
L.G. Quatela	—	—	—	—	—	—	39,543	3	39,546
P. Jotwani	—	—	—	5,321	—	5,321	37,092	—	37,092

(a)

A Named Executive Officer’s deferral account balances are credited with interest at the “prime rate” as reported in the Wall Street Journal, compounded monthly. Above-market interest is calculated as the difference between the prime rate and 120% of the Applicable Federal Rate (AFR) for the corresponding month.

(b)

The primary actuarial assumption changes used to calculate Pension Values was a decrease in the discount rate and a decrease in the lump sum interest rate. Due to the fact that Mr. Perez is now beyond age 65 and his benefits are payable as a lump sum, the decrease in discount rate has no impact on his value for 2011. His Pension Value decreased from 2010 to 2011 because of the decrease in the rate at which he is earning pension service due to his attainment of normal retirement age during 2010 and the terms of his individual retirement arrangement. The increase in Pension Value for Mr. Faraci was driven primarily by the decrease in the discount rate. The Pension Value for Ms. McCorvey was decreased by the smaller impact of assumption changes in the current year offset by a higher level of compensation as a result of her holding the Chief Financial Officer position for the full year in 2011 versus a partial year in that position during 2010. The increase in Mr. Jotwani’s Pension Value was due to his accrual for a full year of service in 2011 compared to a partial year in 2010. Ms. Quatela’s Pension Value is driven primarily by her cash balance accrual under KRIP and KURIP for a full year of service in 2011.

(6)	The table below shows the components of the All Other Compensation column for 2011:

Name	401(k) Match	Financial Counseling	Security Services/ Systems	Personal Aircraft Usage(a)	Other		Total
A.M. Perez	$0	$7,000	$3,649	$100,000	$4,636	(b)	$115,285
A.P. McCorvey	7,350	8,430	0	0	475	(c)	16,255
P.J. Faraci	0	0	0	0	475	(d)	475
L.G. Quatela	7,350	0	0	0	475	(e)	7,825
P. Jotwani	0	0	0	0	1,200	(f)	1,200

(a)

The incremental cost to the Company for personal use of Company aircraft is calculated based on the direct operating costs to the Company, including fuel costs, FBO handling and landing fees, vendor maintenance costs, catering, travel fees and other miscellaneous direct costs. Fixed costs that do not change based on usage, such as salaries and benefits of crew, training of crew, utilities, taxes and general maintenance and repairs, are excluded. Effective January 1, 2011, the Committee placed limitations on the non-business use of corporate aircraft by Mr. Perez, such that the Company provided this perquisite at a maximum level of $100,000 annually.

(b)	For Mr. Perez, this amount includes personal IT support and personal umbrella liability insurance coverage.
(c)	For Ms. McCorvey, this amount includes personal umbrella liability insurance coverage.
(d)	For Mr. Faraci, this amount includes personal umbrella liability insurance coverage.
(e)	For Ms. Quatela, this amount includes personal umbrella liability insurance coverage.
(f)	For Mr. Jotwani, this amount includes photographic equipment.

EMPLOYMENT AND RETENTION ARRANGEMENTS

The material terms of each Named Executive Officer’s employment or retention arrangements with the Company are described below. The levels of salary, annual variable incentive compensation and LTI compensation, as well as the material considerations that the Committee takes into account in establishing target levels for each of these elements, are described in the Compensation Discussion and Analysis of this Form 10-K Part III.

Performance of the Company’s obligations under these arrangements is subject to the chapter 11 proceedings.

Antonio M. Perez

The Company employed Mr. Perez as President and Chief Operating Officer under a letter agreement dated March 3, 2003. This agreement was subsequently amended on February 27, 2007, December 9, 2008, April 29, 2009 and September 28, 2009. In addition, by letter dated May 10, 2005, the Board elected Mr. Perez as Chief Executive Officer, effective immediately, and Chairman of the Board, effective December 31, 2005. Under his letter agreement as amended, Mr. Perez was eligible for the following in 2011:

•	An annual base salary of no less than $1.1 million;

•	The Company’s EXCEL and annual long-term incentive program;

•	A performance stock unit grant in 2011 with an intended dollar value of $1.23 million;

•	All benefit plans, policies and arrangements that are provided to employees generally;

•	A supplemental unfunded retirement benefit as described in the section entitled Individual Supplemental Retirement Arrangements; and

•	Certain severance benefits as described in the section entitled Individual Severance Arrangements.

Antoinette P. McCorvey

Ms. McCorvey became CFO on November 5, 2010. Ms. McCorvey entered into an individual letter agreement with the Company on October 4, 1999 in connection with her initial employment as an Assistant Controller on December 1, 1999. Under her letter agreement, Ms. McCorvey was eligible for the following in 2011:

•	An annual base salary;

•	The Company’s EXCEL and annual long-term incentive program; and

•	All benefit plans, policies and arrangements that are provided to employees generally.

Philip J. Faraci

The Company employed Mr. Faraci under a letter agreement dated November 3, 2004. This agreement was subsequently amended on February 28, 2007 and December 9, 2008. Under his letter agreement as amended, Mr. Faraci was eligible for the following in 2011:

•	An annual base salary;

•	The Company’s EXCEL and annual long-term incentive program;

•	All benefit plans, policies and arrangements that are provided to employees generally; and

•	A supplemental unfunded retirement benefit as described in the section entitled Individual Supplement Retirement Arrangements.

Laura G. Quatela

On December 20, 2011, the Board elected Ms. Quatela President and COO effective January 1, 2012. Her prior position was General Counsel and Chief Intellectual Property Officer. On November 17, 2011 Ms. Quatela and the Company entered into a one-time special incentive letter agreement pertaining to the execution of intellectual property transactions. The special incentive award provides for a target of $1,500,000 payable upon the achievement of specified target performance goals. These performance goals relate to the Company’s sale of its digital imaging patent portfolios. These performance goals were set at challenging levels, to reflect the difficulty in completing an intellectual property transaction within the defined time period and in obtaining appropriate value for the patent portfolio.

Pradeep Jotwani

The Company employed Mr. Jotwani as President, Consumer Digital Imaging Group, and CMO under a letter agreement dated September 24, 2010. Under his letter agreement, Mr. Jotwani was eligible for the following in 2011:

•	An annual base salary;

•	The Company’s EXCEL and annual long-term incentive program;

•	All benefit plans, policies and arrangements that are provided to employees generally; and

•	Certain severance benefits expiring on September 27, 2013 as described in the section entitled Individual Severance Arrangements.

GRANTS OF PLAN-BASED AWARDS IN 2011

The compensation plans under which the grants were made in 2011 that are shown in the following table include the Company’s annual variable pay plan (EXCEL), and the 2005 Omnibus Long-Term Compensation Plan.

Name	Award Description	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards Or Units (#)	All Other Option Awards (#)	Exercise or Base Price of Option Awards ($)	Grant Date Fair Value of Stock & Option Awards ($)(4)
			Thresh- old ($)	Target ($)	Max. ($)(3)	Thresh- old (#)	Target (#)	Max. (#)
A.M. Perez	EXCEL	—	—	$1,790,250	$5,000,000
	2011 P Cash	2/28/11	—	1,736,100	2,604,150
	2011 LS	3/14/11				—	319,724	479,586				$981,553
	2011 RSU	2/28/11							399,655			1,358,827
	Option Grant	2/28/11								705,732	$3.40	1,355,005
	2011 PSU(5)	1/3/11					218,472	218,472				742,805
A.P. McCorvey	EXCEL	—	—	337,500	—
	2011 P Cash	2/28/11	—	300,000	450,000
	2011 LS	3/14/11				—	55,249	82,874				169,614
	2011 RSU	2/28/11							69,061			234,807
	Option Grant	2/28/11								121,951	3.40	234,146
P.J. Faraci	EXCEL	—	—	595,000	3,500,000
	2011 P Cash	2/28/11	—	570,000	855,000
	2011 LS	3/14/11				—	104,972	157,458				322,264
	2011 RSU	2/28/11							131,215			446,131
	Option Grant	2/28/11								231,707	3.40	444,877
L.G. Quatela	EXCEL	—	—	348,750	1,450,000
	2011 P Cash	2/28/11	—	210,000	315,000
	2011 LS	3/14/11				—	38,674	58,011				118,729
	2011 RSU	2/28/11							48,343			164,366
	Option Grant	2/28/11								85,366	3.40	163,903
	2011 RSU(6)	2/28/11							82,151			279,313
	Option Grant(7)	1/24/11								15,000	5.22	44,100
	IP Cash Incentive(8)	10/31/11	450,000	1,500,000	1,875,000
P. Jotwani	EXCEL	—	—	450,000	3,000,000
	2011 P Cash	2/28/11	—	480,000	720,000
	2011 LS	3/14/11				—	88,398	132,597				271,382
	2011 RSU	2/28/11							110,497			375,690
	Option Grant	2/28/11								195,122	3.40	374,634

(1)

The amounts shown for the “threshold”, “target” and “maximum” levels represent the possible payouts for 2011 under EXCEL. There is no amount in the “threshold” level for EXCEL as the potential payouts can range from zero to the maximum amount allowable under the plan based on performance. Also included in this column are the 2011 Performance Cash grants. 50% of the value of the award was tied to a 2011 performance period. The remaining 50% will be dependent on 2012 goals set by the Committee in the first 90 days of 2012. There was no earned payment for EXCEL or the 2011 performance period of the performance cash award.

(2)

The amounts shown represent the “threshold”, “target” and “maximum” number of shares of common stock that Named Executive Officers may earn under the 2011 Leadership Stock unit award. There is no “threshold” level as participants may earn any amount between zero and the maximum award payable depending on performance. No award was earned as of December 31, 2011 as the performance period does not end until December 31, 2012.

(3)

The maximum amounts for EXCEL represent the maximum payout permitted under the plan in accordance with the formula established under the plan. The maximum EXCEL payout for Covered Employees is the lesser of: (i) 10% of the corporate funding pool determined in accordance with performance against pre-established performance targets; (ii) 500% of a Covered Employee’s annual base salary as of December 31, 2010; or (iii) $5 million. The maximum amount shown for EXCEL is the lesser of 500% of annual base salary or $5 million since the amount representing 10% of the corporate funding pool is not determinable as of the beginning of the year.

(4)

The amounts shown represent the full grant date fair value, as calculated in accordance with Accounting Standards Codification Topic 718, excluding forfeiture assumptions (5) This figure represents the special 2011 performance stock award provided to Mr. Perez, per the 2009 amendment to his individual letter agreement; the maximum number of shares that may be earned is equal to the target. The intended dollar-denominated value of the 2011 performance stock award, per Mr. Perez’s letter agreement, was $1.23 million. The number of units was established by dividing the intended dollar-denominated value on the first trading day of the calendar year by the average 10 trading day closing stock price leading up to and including the date of grant, which was $5.63. The grant date fair value above reflects the value on the date the performance goals were approved by the Committee, which was February 27, 2011, at a price of $3.40. Mr. Perez’s actual earned 2011 performance stock award was zero shares.

(6)

This figure represents RSUs awarded to Ms. Quatela for achievement of results associated with a performance based incentive plan in 2010 prior to becoming a Named Executive Officer. The earned award was paid partly in RSUs which were issued per the terms of the Company’s Equity Award Policy.

(7)	Stock Options were issued in recognition of Ms. Quatela’s election as a Senior Vice President effective January 2011.
(8)	The amounts shown for the “threshold”, “target” and “maximum” levels represent the possible payouts under Ms. Quatela’s one-time special IP incentive plan.

EXCEL: Definitions of Metrics

In 2011, the Committee selected Cash Generation (before restructuring & pension/OPEB contributions and payments), EBITDA (before restructuring and asset impairment charges), Digital Growth Initiatives – percent year-over-year revenue growth, Digital Revenue - percent year-over-year growth excluding non-recurring intellectual property and Digital EFO excluding non-recurring intellectual property as the primary performance metrics for EXCEL. The definitions are as follows:

Metric	Definition

Cash Generation (before restructuring & pension/OPEB payments)

Net cash flow provided by (used in) operating activities from continuing operations, as determined under U.S. GAAP, excluding:

•        Restructuring/rationalization payments

•        Net cash flow from the operating results of acquisitions or new strategic alliances having an annualized revenue of greater than $100 million

•        Share issuance, share repurchases, including associated costs, expenses and fees

•        Debt actions, including costs, expenses, fees associated with amendments, revisions, or other actions related to the Company’s debt portfolio, including revolving credit agreements

•        Cash consideration paid for acquisitions or new strategic alliances along with the associated deal and integration costs

•        Investments in unconsolidated entities

•        Movements or transfers of cash to marketable securities or other interest- bearing investments or accounts

•        Dividend payments

•        Cash contributions to pension plans (including, but not limited to, payments made to satisfy PPF requirements in the UK) and payments of OPEB expenses;

Including:

•        Net cash flow generated by any business divested in the year, through the date of divestiture, including business divestitures categorized as continuing operations or discontinued operations

•        Proceeds from asset sales, agreements, settlements, and divestitures including those treated as discontinued operations for GAAP purposes

•        Capital expenditures.

EBITDA (before Restructuring Charges and Asset Impairment Charges)	Earnings from continuing operations before income taxes, plus interest expense, plus depreciation and amortization expense, plus restructuring costs, rationalization and other (“Restructuring”), other asset impairment costs and items of comparability, as reported externally. This measure will include net earnings or loss generated by any business divested during the year through the date of divestiture, including business divestitures categorized as continuing operations or discontinued operations and will also include the gain or loss generated as a result of the divestiture including those treated as discontinued operations for GAAP purposes.

Digital Growth Initiatives – Percent year-over-year Revenue Growth	Year-over-year percent revenue growth for Consumer Inkjet, Commercial Inkjet, Workflow and Services (Workflow and Kodak Solutions Business) within Business Solutions and Services Group (BSSG), and packaging product and service offerings within Prepress Solutions in the aggregate.

Digital Revenue - Percent year-over-year Growth (excluding non-recurring Intellectual Property Transactions)	Year-over-year percent revenue growth for Consumer Digital Group (CDG) and Graphics Communications Group (GCG), in the aggregate, less amounts disclosed in the Company’s periodic SEC filings as non-recurring revenue from Intellectual Property licensing arrangements.

Digital Operational EFO Improvement (excluding Non-recurring Intellectual Property Transactions.)	Year-over-year Segment operational EFO dollar improvement for CDG and GCG in the aggregate less amounts disclosed in the Company’s periodic SEC filings as non-recurring revenue from Intellectual Property licensing arrangements. The amounts excluded from earnings for intellectual property will be equal to the revenue amounts.

2011 Performance Cash Metric Definition:

Metric	Definition
Cash Generation (before restructuring & pension/OPEB)	(Same as above under EXCEL)

2011-2012 Leadership Stock Metric Definitions:

Metric	Definition
2011 and 2012 Revenue from Intellectual Property	The sum of revenue generated from new (non-recurring) or recurring Intellectual Property agreements for 2011 and 2012 in the aggregate.

2011 and 2012 Percentage Point Improvement in Digital EFO (excluding non-recurring Intellectual Property agreements)	The improvement in Digital Operating EFO excluding non-recurring Intellectual Property Licensing revenue and EFO as a percentage of revenue compared with 2010 on the same basis. Digital Operating EFO equals Segment Operational Earnings for the CDG and GCG Segments less amounts disclosed in the Company’s Periodic SEC filings as non-recurring revenue from Intellectual Property licensing arrangements. The amounts excluded from earnings will be equal to the revenue amounts. This measure will include net earnings or loss generated by any business divested during the year through the date of divestiture and at the planned amount reflected in the investor goals for the remainder of the year for 2011 and/or 2012, respectively, including business divestitures categorized as continuing operations or discontinued operations. In addition, for any non-recurring Intellectual Property Licensing resulting from the conversion of a recurring royalty arrangement, this measure will include the recurring amounts generated up to the date of conversion and at the planned amount in the investor goals for the remainder of the year for 2011 and/or 2012.

2011 CEO Performance Share Plan Metric Definition:

Metric	Definition
EBITDA (before Restructuring Charges and Asset Impairment Charges)	Same as above

Any shares earned under the 2011 Leadership Stock Plan will be granted under the Company’s 2005 Omnibus Long-Term Compensation Plan.

OUTSTANDING EQUITY AWARDS AT 2011 FISCAL YEAR-END TABLE(1)

The following table sets forth additional information concerning option awards and stock awards held by Named Executive Officers as of December 31, 2011, including awards granted during 2011 and described in the Grants of Plan-Based Awards Table.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock Held that Have Not Vested(2) (#)		Market Value of Shares or Units of Stock that Have Not Vested(3) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested(4) (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested(3) ($)
A.M. Perez	500,000	0		$30.96	4/1/2013
	300,000	0		26.47	5/31/2012
	135,000	0		24.75	12/6/2012
	314,530	0		25.88	12/11/2013
	397,460	0		23.28	12/10/2014
	751,540	0		7.41	12/8/2015
	166,650	333,350	(5)	4.54	10/13/2016
	0	705,732	(15)	3.40	2/27/2018
						1,696,034	(6)	$1,102,422	319,724	$207,821
A.P. McCorvey	11,875	0		36.66	11/21/2012
	10,000	0		24.59	1/19/2013
	10,000	0		23.28	12/10/2014
	23,680	0		7.41	12/8/2015
	5,000	10,000	(7)	5.05	12/12/2017
	0	121,951	(15)	3.40	2/27/2018
						83,427	(8)	54,228	55,249	35,912
P.J. Faraci	10,000	0		26.46	5/11/2012
	52,500	0		26.47	5/31/2012
	20,940	0		24.75	12/6/2012
	25,000	0		25.01	1/31/2013
	58,690	0		25.88	12/11/2013
	130,490	0		23.28	12/10/2014
	246,750	0		7.41	12/8/2015
	0	300,000	(9)	4.54	10/13/2016
	0	231,707	(15)	3.40	2/27/2018
						475,415	(10)	309,020	104,972	68,232

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock Held that Have Not Vested(2) (#)		Market Value of Shares or Units of Stock that Have Not Vested(3) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested(4) (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)
L.G. Quatela	4,000	0		36.66	11/21/2012
	8,000	0		24.59	1/19/2013
	5,000	0		21.93	7/17/2013
	1,740	0		25.88	12/11/2013
	4,945	0		23.28	12/10/2014
	18,585	0		7.41	12/8/2015
	0	15,000	(11)	5.22	1/23/2018
	0	85,366	(15)	3.40	2/27/2018
						233,694	(12)	151,901	38,674	25,138
P. Jotwani	83,325	166,675	(13)	3.96	10/18/2017
	0	195,122	(15)	3.40	2/27/2018
						210,497	(14)	136,823	88,398	57,459

(1)	This table includes only those grants outstanding as of December 31, 2011; stock options that expired prior to the end of fiscal 2011 are excluded from this table.
(2)

This column represents outstanding grants of RSUs held by our Named Executive Officers; it also includes the 2010 performance stock award earned by Mr. Perez under the 2009 amendment to his individual letter agreement.

(3)	The market value of shares, units or other rights that have not vested was calculated using a stock price of $0.65, which was the closing price of the Company’s common stock as of December 31, 2011.
(4)	This column represents the outstanding 2011 Leadership Stock awards held by our Named Executive Officers, which, if earned, will vest on December 31, 2013.
(5)	This option was granted on October 14, 2009 and will vest in substantially equal installments on the second, third and fourth anniversaries of the grant date.
(6)

Mr. Perez’s unvested stock awards include: (i) 1,048,370 unvested RSUs, which will vest in equal installments on September 28, 2012 and 2013, with a hold until retirement provision; (ii) 399,655 unvested RSUs, which will vest in substantially equal installments on February 28, 2012, 2013 and 2014; and (iii) 248,009 shares earned from the 2010 performance stock unit award, which will vest on December 31, 2013.

(7)	This option was granted on December 13, 2010 and will vest in substantially equal installments on the first three anniversaries of the grant date.
(8)

Ms. McCorvey’s unvested stock awards include: (i) 14,366 unvested RSUs, which will vest on September 28, 2013; and (ii) 69,061 unvested RSUs, which will vest in substantially equal installments on February 28, 2012, 2013 and 2014.

(9)	This option was granted on October 14, 2009 and vests on the fourth anniversary of the grant date.
(10)

Mr. Faraci’s unvested stock awards include: (i) 344,200 unvested RSUs, which will vest in equal installments on September 28, 2012 and 2013; and (ii) 131,215 unvested RSUs, which will vest in substantially equal installments on February 28, 2012, 2013 and 2014.

(11)	This option was granted on January 24, 2011 and will vest in equal annual installments on the first three anniversaries of the grant date.

(12)

Ms. Quatela’s unvested stock awards include: (i) 65,217 unvested RSUs, which will vest in substantially equal installments on September 28, 2012 and 2013; (ii) 37,983 unvested RSUs, which will vest in substantially equal installments on February 22, 2012 and 2013; (iii) 82,151 unvested RSUs, which will vest in substantially equal installments on February 28, 2013 and 2014; and (iv) 48,343 unvested RSUs, which will vest in substantially equal installments on February 28, 2012, 2013 and 2014.

(13)	This option was granted on 10/19/2010 and vests in substantially equal installments on the first three anniversaries of the grant date.
(14)

Mr. Jotwani’s unvested stock awards include; 100,000 RSUs granted on October 19, 2010, which will vest in equal installments on October 19, 2013 and October 19, 2014; and (ii) 110,497 unvested RSUs, which will vest in substantially equal installments on February 28, 2012, 2013 and 2014.

(15)	This option was granted on 2/28/2011 and vests in substantially equal installments on the first three anniversaries of the grant date.

OPTION EXERCISES AND STOCK VESTED TABLE

Name	Option Awards(1)		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized On Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized On Vesting(2) ($)
A.M. Perez	—	—	255,445	$166,039
A.P. McCorvey	—	—	33,350	57,694
P.J. Faraci	—	—	84,321	54,809
L.G. Quatela	—	—	16,068	32,333
P. Jotwani	—	—	0	0

(1)	None of the Named Executive Officers exercised stock options in 2011.
(2)

This column represents the value of restricted stock and RSUs (including dividend equivalents) that vested during 2011. All awards represented in this column were valued using a stock price equal to the closing price on the vesting date.

PENSION BENEFITS FOR 2011

The Pension Benefits Table below shows the present value as of December 31, 2011 of the accumulated benefits payable to each of our Named Executive Officers, including the number of years of service credited to each Named Executive Officer under KRIP, KURIP and, when applicable, their supplemental individual retirement arrangements. The methods and assumptions for calculating the present value of accumulated benefits generally follow those set forth in Accounting Standards Codification Topic 715 under GAAP and are consistent with those used in our financial statements as described in Note 17 to the Notes to the Consolidated Financial Statements to the Company’s Form 10-K for the year ended December 31, 2011. The present value has been calculated for all Named Executive Officers assuming they will remain in service until the normal retirement age of 65, and that the benefit is payable as a lump sum.

Name	Plan Name	Number of Years of Credited Service (#)		Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
A.M. Perez	KRIP	8.75		$99,818	$0
	KURIP	8.75		1,400,337	0
	Individual Arrangement	26.08	(1)	14,472,884	0
A.P. McCorvey	KRIP	12.08		135,594	0
	KURIP	12.08		213,893	0
P.J. Faraci	KRIP	7.08		77,141	0
	KURIP	7.08		347,934	0
	Individual Arrangement	17.20	(2)	2,845,816	0
L.G. Quatela	KRIP	13.00		143,199	0
	KURIP	13.00		89,183	0
P. Jotwani	KRIP	1.25		15,798	0
	KURIP	1.25		26,615	0

(1)

Mr. Perez has been employed with the Company for 8.75 years as of December 31, 2011. Under his individual arrangement, he has accumulated 26.08 years, representing a difference of 17.33 years of additional service. Of Mr. Perez’s total accumulated benefit shown above, $9,617,763 is attributable to his additional credited service as of December 31, 2011.

(2)

Mr. Faraci has been employed with the Company for 7.08 years as of December 31, 2010. Under his individual arrangement, he has accumulated 17.20 years, representing a difference of 10.12 years of additional service. Of Mr. Faraci’s total accumulated benefit shown above, $1,674,009 is attributable to his additional credited service as of December 31, 2011.

Tax-Qualified Retirement Plan (KRIP)

The Company funds a tax-qualified defined benefit pension plan (KRIP) for virtually all U.S. employees. Effective January 1, 2000, the Company amended the plan to include a cash balance component. KRIP’s cash balance component covers employees hired before March 1, 1999 who elected that coverage and all new employees hired on or after March 1, 1999. All of the Named Executive Officers are cash balance participants.

Cash Balance Component

Under KRIP’s cash balance component, a hypothetical account is established for each participating employee and, for every month the employee works, the employee’s account is credited with an amount equal to 4% of the employee’s monthly pay (i.e., base salary and EXCEL awards, including allowances in lieu of salary for authorized periods of absence, such as illness, vacation or holidays). In addition, the ongoing balance of the employee’s account earns interest at the 30-year Treasury bond rate. Employees vest in their account balance after completing three years of service. Benefits under the cash balance component are payable upon normal retirement (age 65), vested termination or death. Participants in the cash balance component of the plan may choose from among optional forms of benefits such as a lump sum, a joint and survivor annuity, and a straight life annuity.

Traditional Defined Benefit Component

Under the traditional defined benefit component of KRIP, benefits are based upon an employee’s average participating compensation (APC). The plan defines APC as one-third of the sum of the employee’s participating compensation for the highest consecutive 39 periods of earnings over the 10 years ending immediately prior to retirement or termination of employment. Participating compensation is base salary and any EXCEL award, including allowances in lieu of salary for authorized periods of absence, such as illness, vacation or holidays.

For an employee with up to 35 years of accrued service, the annual normal retirement income benefit is calculated by multiplying the employee’s years of accrued service by the sum of: (a) 1.3% of APC, plus (b) 1.6% of APC in excess of the average Social Security wage base. For an employee with more than 35 years of accrued service, the amount is increased by 1% for each year in excess of 35 years.

The retirement income benefit is not subject to any deductions for Social Security benefits or other offsets. Participants in the traditional defined benefit component of the plan may choose from among optional forms of benefits such as a straight life annuity, a qualified joint and 50% survivor annuity, other forms of annuity, or a lump sum.

An employee may be eligible for normal retirement, early retirement benefits, vested benefits, or disability retirement benefits under the traditional defined benefit component depending on the employee’s age and total service when employment with the Company ends. An employee is entitled to normal retirement benefits at age 65. For early retirement benefits, an employee must have reached age 55 and have at least 10 years of service or have a combined age and total service equal to 75. Generally, the benefit is reduced if payment begins before age 65. Employees vest in their accrued benefit after completing three years of service with the Company.

As of December 31, 2011, no Named Executive Officers are eligible for a retirement benefit under the traditional defined benefit component of the plan.

Non-Qualified Retirement Plan (KURIP)

Each of our Named Executive Officers is eligible to receive benefits under the Kodak Unfunded Retirement Income Plan (KURIP). KURIP is an unfunded non-contributory retirement plan. It provides pension benefits where benefits cannot be paid under KRIP and matching contributions cannot be made to the Company’s Savings and Investment Plan (SIP) (a 401(k) defined contribution plan), because of the limitation on the inclusion of earnings in excess of limits contained in Section 401(a)(17) of the Internal Revenue Code (for 2009, 2010 and 2011, $245,000, $245,000 and $250,000, respectively) and because deferred compensation is ignored when calculating benefits under KRIP and SIP.

For Named Executive Officers participating in the cash balance component of KRIP, the annual benefit under KURIP is calculated by crediting an employee’s notional account with an amount equal to 7% of his or her compensation that is ignored under KRIP and SIP because it is either in excess of the Section 401(a)(17) compensation limit or deferred compensation. The ongoing balance of the executive’s account earns interest at the 30-year Treasury bond rate. All Named Executive Officers are eligible for a benefit based on this calculation.

For Named Executive Officers participating in the traditional defined benefit component of KRIP, the annual benefit is calculated by determining the amount of the retirement benefit to which the employee would otherwise be entitled under KRIP if deferred compensation were considered when calculating such benefit and the limits under Section 401(a)(17) of the Internal Revenue Code were ignored, less any benefits earned under KRIP. No Named Executive Officers are eligible for a benefit based on this calculation.

Benefits due under KURIP are payable upon an employee’s termination of employment or death. The plan administrator may select, in his or her sole discretion, the form of payment options available under KURIP for benefits not subject to Section 409A. For benefits subject to Section 409A, payments are made in a lump sum. If an employee’s benefit under KRIP is subject to actuarial reduction, then any benefit payable under KURIP will also be subject to actuarial reduction.

Performance of the Company’s obligations under this plan is subject to the chapter 11 proceedings.

INDIVIDUAL SUPPLEMENTAL RETIREMENT ARRANGEMENTS

Performance of the Company’s obligations under these arrangements is subject to the chapter 11 proceedings.

Antonio M. Perez

Under the terms of his letter agreement, Mr. Perez is eligible for a supplemental unfunded retirement benefit. Because Mr. Perez has been employed until age 65 (i.e., until November 8, 2010), he will be treated as if he is eligible for the traditional defined benefit component of KRIP and has completed 25 years of service with the Company. For employment on and after December 1, 2010, Mr. Perez receives one month of service credit for each month of employment. Mr. Perez’s supplemental retirement benefit will be offset by his cash balance benefit under KRIP and KURIP, and any Company matching contributions contributed to his account under SIP. Mr. Perez will receive his supplemental retirement benefit in a lump sum after the six month waiting period required for compliance under Section 409A.

Antoinette P. McCorvey

Ms. McCorvey’s letter agreement with the Company does not provide supplemental retirement benefits.

Philip J. Faraci

Under the terms of his letter agreement, Mr. Faraci is eligible for a supplemental unfunded retirement benefit which allows for an extra 1.5 years of credited service for each year he is employed, up to a maximum of 20 years of enhanced credited service. Because Mr. Faraci was employed for 7 years on December 6, 2011, he will be treated as if he is eligible for the traditional defined benefit component of KRIP and will be considered to have completed 17.2 years of service with the Company. If he remains employed for 12 years, he will be considered to have completed 30 years of service with the Company. Mr. Faraci’s supplemental retirement benefit will be offset by his cash balance benefit under KRIP and KURIP, any Company matching contributions contributed to his account under SIP and any retirement benefits provided to him pursuant to the retirement plan of any former employer. Mr. Faraci will receive his supplemental retirement benefit in a lump sum after the six-month waiting period required for compliance under Section 409A.

Laura G. Quatela

Ms. Quatela’s letter agreement with the Company does not provide supplemental retirement benefits.

Pradeep Jotwani

Mr. Jotwani’s letter agreement with the Company does not provide supplemental retirement benefits.

NON-QUALIFIED DEFERRED COMPENSATION FOR 2011

Name	Plan Name	Executive Contributions ($)		Registrant Contributions ($)	Aggregate Earnings ($)		Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Year End ($)
	Salary Deferral	$115,141	(1)	—	$19,157	(2)	—	$663,453	(3)
A.M. Perez	EDCP	—		—	40,468	(2)	—	1,267,190	(4)
	Deferred Stock Units	—		—	(446,490	)(5)	—	61,617
A.P. McCorvey	EDCP	—		—	3,679	(2)	—	115,189
P.J. Faraci	N/A	—		—	—		—	N/A
L.G. Quatela	EDCP	—		—	3,315	(2)	—	103,795
P. Jotwani	N/A	—		—	—		—	N/A

(1)	This amount represents a salary deferral of $115,141, which is included in the base salary earned by Mr. Perez as reported in the Summary Compensation Table for fiscal 2011.
(2)

These amounts represent interest earned during fiscal 2011 including above-market interest of $58 for Mr. Perez, $4 for Ms. McCorvey and $3 for Ms. Quatela, which are also reported in the Summary Compensation Table for fiscal 2011.

(3)

This amount includes: (i) for fiscal 2006, salary deferral of $96,169 and above-market interest of $2,054; (ii) for fiscal 2007, salary deferral of $96,169 and above-market interest of $4,455; (iii) for 2008, salary deferral of $96,169 and above-market interest of $743; (iv) for 2009, salary deferral of $33,289 with no above-market interest; and (v) for 2010, salary deferral of $96,169 with no above-market interest. These amounts are also reported in the Summary Compensation Table for the respective years in which they were earned.

(4)

This amount includes the 2006 above-market interest of $20,522, the 2007 above-market interest of $23,636 and the 2008 above-market interest of $2,985 (there was no above-market interest in 2009 or 2010. These amounts are also reported in the Summary Compensation Table for the respective years in which they were earned.

(5)

This amount reflects a change attributable to the depreciation in the Company’s stock price during fiscal 2011 (i.e. the closing price of $5.36 as of December 31, 2010 vs. the closing price of $0.65 as of December 30, 2011).

Executive Deferred Compensation Plan

The Company has maintained the Eastman Kodak Company 1982 Executive Deferred Compensation Plan (EDCP) for executives who participated in the plan prior to 2007. In 2009, the Committee froze the receipt of new monies into the plan, due to its low utilization and its administrative cost. Prior to 2009, the Committee had made annual decisions to freeze the receipt of new monies in both 2007 and 2008. The plan’s benefits are neither funded nor secured.

After the period of deferment determined by the Committee, any notional account balance may be paid in a cash lump-sum payment as soon as administratively possible after the account is valued in the month following the end of the deferment. Upon termination of employment, for amounts not subject to Section 409A, the Committee has the sole discretion to pay such amounts in a lump sum or in annual installments, not to exceed 10 annual installments. For amounts subject to Section 409A, executives were provided with the opportunity to elect payment in a lump sum or in installments, provided that payments begin no later than when the executive reaches age 71. If an executive had not filed an election, then any amounts subject to Section 409A will be paid in a lump sum. Any amounts subject to Section 409A are subject to a further six-month waiting period following termination of employment in order to ensure compliance with Section 409A. Withdrawals prior to termination of employment are not permitted under the plan except in cases of severe financial hardship not within the executive’s control, although amounts not subject to Section 409A may be withdrawn by an executive prior to termination of employment, provided that 10% of the amount withdrawn be forfeited by the executive. Payments from the EDCP plan, including the ability to withdraw amounts not subject to Section 409A, have been suspended pending chapter 11 proceedings.

Salary and Bonus Deferral Program

To preserve the full deductibility for federal income tax purposes of Mr. Perez’s base salary, he is required to defer that portion of his base salary that exceeds $1 million. The amount deferred in each pay period bears interest at the same rate as described above for EDCP. The deferred amounts and interest earned on these amounts are tracked through a notional account maintained by the Company. Amounts deferred are payable only upon Mr. Perez’s retirement from the Company, in the form of a lump sum. The notional account is neither funded nor secured.

Deferral of Stock Awards

Under the Company’s prior equity award programs, Named Executive Officers were at times permitted to defer the receipt of various equity awards to a future date later than the date that the award vests. Mr. Perez elected to defer awards earned under the Alternative Award of the Executive Incentive Plan under the 2002 – 2004 performance cycle of the Company’s Performance Stock Program, his Restricted Stock award granted on October 1, 2003 and the performance stock units earned under the 2004 – 2005 performance cycle of the Leadership Stock Program. Each of these awards has fully vested as of December 31, 2009.

All of these deferred awards are tracked through notional accounts maintained by the Company. For each share or unit deferred, the executive receives a phantom unit of our common stock in his account. Any stock dividends or amounts equivalent to dividends paid on our common stock are added to the executive’s notional account in the form of additional phantom units as they are paid, at the same rate as dividends are paid on shares of our common stock. For these deferred awards, stock dividends were unrestricted, but are subject to the original payment terms of the underlying deferred award. The notional accounts are neither funded nor secured.

The payout, withdrawal and distribution terms are generally similar for each deferred award, other than the performance stock units earned under the 2004 – 2005 performance cycle of the Leadership Stock Program that were deferred by Mr. Perez. Pursuant to his deferral election, Mr. Perez will be entitled to receive a distribution following his termination of employment of all amounts in his deferred account attributable to these performance stock units (and any earnings thereon) in a lump-sum payment, in shares, as soon as administratively practicable in March of the following year after his termination of employment with the Company. If applicable, a six-month waiting period is required for compliance under Section 409A.

For all other deferred awards, upon termination of employment for any reason other than death, the amounts held in an executive’s notional accounts will be distributed in a single lump sum or in up to 10 annual installments as the Committee determines at its sole discretion. The Committee will also have the discretion to pay the amounts in cash or in shares, or in any combination of both. Upon an executive’s death, the balance of an executive’s deferred account that is not subject to restriction will be paid in a lump-sum cash payment within 30 days after appointment of a legal representative of the deceased executive.

Withdrawals prior to termination of employment are not permitted under the terms of the deferral program except in cases of severe financial hardship not within the executive’s control, as determined at the Committee’s sole discretion.

TERMINATION AND CHANGE IN CONTROL ARRANGEMENTS

Performance of the Company’s obligations under these arrangements is subject to the chapter 11 proceedings.

Potential Benefits upon Termination for Reasons other than Change in Control

Each of our Named Executive Officers is eligible to receive certain severance payments and benefits in connection with termination of employment under various circumstances. The potential severance benefits payable to our Named Executive Officers in the event of termination of employment on December 31, 2011 pursuant to any individual arrangement with the Company are described below. For Named Executive Officers without an individual arrangement, severance benefits equal to 1.5 weeks of target total cash compensation per year of service with the Company may be payable in accordance with the Company’s Termination Allowance Plan (TAP). If a Named Executive Officer terminates between February 1, 2009 and December 31, 2012 inclusive, his or her severance benefit pursuant to any individual agreement or TAP, as applicable, will be offset by the Special Termination Program benefits payable under KRIP and KURIP. A Named Executive Officer’s severance arrangement may nevertheless be adjusted in accordance with pre-established guidelines applied by the Committee to determine the appropriate arrangement for that Named Executive Officer. These guidelines are described in the section entitled Severance and Change in Control Relationships.

Actual amounts paid or distributed to our Named Executive Officers as a result of one of the separation events occurring in the future may be different than those described below due to the fact that many factors affect the amounts of any payments described under the various separation events. For example, factors that could affect the amounts payable include the executive’s base salary, the Company’s stock price and the executive’s age and service with the Company. At the time of separation of a Named Executive Officer, the Committee may approve severance terms that vary from those provided in the Named Executive Officer’s pre-existing individual letter agreement(s), if any, or in relevant employee benefit plans, provided that such terms are consistent with the guidelines that the Committee establishes for executive severance.

In addition to benefits outlined in our Named Executive Officers’ individual severance arrangements, Named Executive Officers will be eligible to receive any benefits accrued under the Company’s broad-based benefit plans, such as distributions under SIP, disability benefits and accrued vacation pay, in accordance with those plans and policies. Our Named Executive Officers will also be eligible to receive any account balances at the 2011 fiscal year end under our non-qualified deferred compensation plans and programs as set forth in the Non-Qualified Deferred Compensation Table and any present value of accrued benefits as set forth in the Pension Benefits Table.

Following termination of employment, each of our Named Executive Officers is subject to compliance with the post-termination restrictive covenants set forth in his or her Eastman Kodak Company Employee’s Agreement, in addition to any covenants under individual arrangements with the Company. These covenants generally prohibit our Named Executive Officers from disclosing proprietary or confidential information of the Company and from competing with the Company for a certain period after termination of their employment. All of our Named Executive Officers are prohibited from soliciting any of our employees to leave employment with the Company, or to solicit any of our customers or suppliers to do business with any of our competitors, for one year after termination of their employment. All of our Named Executive Officers are prohibited from engaging in any work for a competitor of the Company in the field in which they were employed by Kodak for a period of not more than 18 months after termination. Mr. Perez is also subject to a two-year non-compete after termination of his employment under his letter agreement dated March 3, 2003.

For any unvested or restricted equity awards, related restriction periods may lapse pursuant to the terms of the awards depending on the circumstances surrounding a Named Executive Officer’s termination of employment. The Committee may waive any restrictions or accelerate vesting if an executive’s termination is determined to be for an “approved reason.” An “approved reason” is defined as a termination of employment that is in the best interest of the Company, as determined by the Committee. Absent an agreement specifying different treatment, equity awards held by Named Executive Officers will generally be affected as follows:

•

Stock Options: Upon termination of employment due to death, disability or retirement, all unvested stock options will continue to vest as if employment continued and will expire on the third anniversary from the last date of employment. Upon termination of employment due to layoff, approved reason or divestiture, an executive will remain eligible to receive a pro-rated portion of the award, provided the executive was employed on or after the first anniversary of the grant date, and will expire on the third anniversary from the last date of employment.

•

Leadership Stock Awards: Upon termination of employment due to death, disability or retirement, an executive will remain eligible to receive a pro-rated award earned under the plan, provided the executive was employed for the entire first year of the two-year performance cycle. Upon termination due to layoff, approved reason or divestiture, an executive will remain eligible to receive the full award earned under the plan, provided the executive was employed for the entire first year of the two-year performance cycle.

•

Performance Cash Awards: Upon termination of employment due to death, disability or retirement, an executive will remain eligible to receive a pro-rated award earned under the plan, provided the executive was employed for the entire first year of the two one-year performance periods. Upon termination due to layoff, approved reason or divestiture, an executive will remain eligible to receive the full award earned under the plan, provided the executive was employed for the entire first year of the two one-year performance periods.

•

Restricted Stock Awards: For termination due to an approved reason, subject to the Committee’s approval, the executive will retain the shares and restrictions will lapse upon termination. In the event of disability, the executive will retain the shares and restrictions will lapse upon termination. In the event of death, restrictions will lapse and the shares will be paid to the executive’s estate.

•

RSU Awards: Upon termination of employment due to death, disability or retirement, an executive will be eligible to retain a portion of his or her unvested award, unless the termination occurs prior to the first anniversary of the grant date, subject to the terms and conditions of the award administrative guide. Upon termination of employment due to layoff, approved reason or divestiture, an executive will be eligible to receive the full award, subject to the terms and conditions of the award administrative guide.

Named Executive Officers will also be eligible to receive a pro rata EXCEL award, if earned, if their employment is terminated due to death, disability, retirement, or an approved reason.

Individual Severance Arrangements

Performance of the Company’s obligations under these arrangements is subject to the chapter 11 proceedings.

Antonio M. Perez

Under the terms of his letter agreement dated March 3, 2003, Mr. Perez will be eligible to receive certain severance benefits in the event his employment is terminated under various circumstances as described below. The amount and nature of the severance benefits he will be eligible to receive varies depending on the circumstances surrounding his termination. As a condition to receiving severance benefits, Mr. Perez must execute a general release and covenant not to sue in favor of the Company. He is not required to seek other employment to mitigate the amount of any severance payments payable to him. Mr. Perez will be subject to a two-year non-compete agreement after termination of his employment. In the event that he breaches this non-compete agreement, he will forfeit the right to receive certain severance benefits otherwise payable in connection with termination without “cause” and for “good reason” and have to repay the Company for any severance benefits received. For purposes of his letter agreement, “cause” is defined as Mr. Perez’s failure to perform or gross negligence in performing his duties, conviction of a crime, or a material breach of his agreement or the Company’s Business Conduct Guide. “Good reason” is defined as an adverse change in Mr. Perez’s title or responsibilities, a material breach of his agreement by the Company, or the failure of any successor to the Company to assume obligations under his agreement.

Mr. Perez’s March 3, 2003 letter agreement was amended by a letter agreement dated December 9, 2008, to provide that any severance benefits payable under his letter agreements will begin after the six-month waiting period required for compliance under Section 409A, and by a letter agreement dated September 28, 2009, to qualify pro-rated earned EXCEL awards upon termination of employment as performance-based compensation under Section 162(m) of the Code.

Termination by the Company without Cause or by Mr. Perez for Good Reason. If Mr. Perez is terminated by the Company without cause or if Mr. Perez terminates his employment with the Company for good reason, he is eligible to receive (less applicable withholding and subject to Section 409A compliance):

•	An amount equal to two times the sum of his current base salary and EXCEL target award, payable over no more than 24 months;

•

A pro rata bonus award under EXCEL for the year in which the termination occurs, if earned (as certified and determined by the Committee), payable in a single installment on the normal payment date when awards are paid to other executives;

•	Any earned, but unpaid, EXCEL award for the prior performance year;

•	Waiver of the forfeiture provisions of any Restricted Stock award;

•	The continued vesting of unvested stock option awards and all vested stock options will remain exercisable for the remainder of their term;

•	His additional retirement benefit provided under his individual arrangement as based on 26.08 years of service;

•	Continuation of existing coverage under the Company’s medical and dental plans for four months at the Company’s expense;

•	Outplacement services; and

•	Services under Kodak’s financial counseling program for the two-year period immediately following his termination of employment.

Termination by the Company for Cause. If Mr. Perez’s employment is terminated by the Company for cause, he is eligible to receive (less applicable withholding and subject to Section 409A compliance):

•	Any earned, but unpaid, EXCEL award for the prior performance year;

•	His additional retirement benefit provided under his individual arrangement as based on 26.08 years of service; and

•	60 days to exercise any vested stock options (or through the expiration of the option’s original term, if earlier) unless the option is forfeited by its terms as a result of his termination for cause.

Termination by Mr. Perez without Good Reason. If Mr. Perez terminates his employment without good reason, he is eligible to receive (less applicable withholding and subject to Section 409A compliance):

•	Any earned, but unpaid, EXCEL award for the prior performance year;

•	His additional retirement benefit provided under his individual arrangement based on 26.08 years of service; and

•

Any vested stock options granted at the time he commenced employment will remain exercisable for the remainder of their term and all other vested stock options will remain exercisable for 60 days (or through the expiration of the option’s original term, if earlier).

Termination for Death. In the event Mr. Perez’s employment is terminated due to his death, his estate will be eligible to receive (less applicable withholding and subject to Section 409A compliance):

•	A pro rata annual target award under EXCEL payable in a single installment on the normal payment date when awards are paid to other executives;

•	Any earned, but unpaid, EXCEL award for the prior performance year;

•	Waiver of the forfeiture provisions of any Restricted Stock award outstanding;

•	Immediate vesting of any unvested option award and all outstanding stock options will remain exercisable by his estate or transferee for the remainder of the original term;

•	A survivor benefit equal to his additional retirement benefit provided under his individual arrangement based on 26.08 years of service; and

•	Services under Kodak’s financial counseling program for the two-year period immediately following his death.

Termination for Disability. In the event Mr. Perez’s employment is terminated as a result of disability pursuant to the Company’s long-term disability plan, he will be eligible to receive (less applicable withholding and subject to Section 409A compliance):

•	Applicable benefits under the Kodak long-term disability plan;

•	A pro rata annual target award under EXCEL payable in a single installment on the normal payment date when awards are paid to other executives;

•	Any earned, but unpaid, EXCEL award for the prior performance year;

•	Waiver of the forfeiture provisions on any Restricted Stock award outstanding for at least one year at the time of his termination;

•

Continued vesting of any unvested stock option awards outstanding for at least one year at the time of termination and such stock options will remain exercisable for the remainder of the original term;

•	His additional retirement benefit provided under his individual arrangement based on 26.08 years of service; and

•	Services under Kodak’s financial counseling program for the two-year period following his termination of employment.

Antoinette P. McCorvey

Ms. McCorvey’s severance benefits would be provided in accordance with applicable employee benefit and compensation plans for U.S. employees, which may be adjusted in accordance with pre-established guidelines applied by the Committee.

Philip J. Faraci

Mr. Faraci’s severance benefits would be provided in accordance with applicable employee benefit and compensation plans for U.S. employees, which may be adjusted in accordance with pre-established guidelines applied by the Committee.

Laura G. Quatela

Ms. Quatela’s severance benefits would be provided in accordance with applicable employee benefit and compensation plans for U.S. employees, which may be adjusted in accordance with pre-established guidelines applied by the Committee.

Pradeep Jotwani

Mr. Jotwani’s September 24, 2010 letter agreement provides that he will be eligible to receive certain severance benefits if his employment is terminated prior to September 28, 2013 due to disability or if the Company terminates his employment without “cause” without offering him a reasonably comparable position. For this purpose, “cause” is defined as a failure to perform his duties, violation of a rule or policy of the Company, an action that results in a criminal penalty or violation of law or a breach of the Company’s Business Conduct Guide or other agreement.

Under his letter agreement, Mr. Jotwani will be eligible to receive a severance allowance equal to his current annual base salary plus EXCEL target award, less applicable withholding, payable over no more than 12 months, beginning as soon as administratively practicable after the six-month waiting period required for compliance under Section 409A. In addition, he will be eligible for outplacement services and continued existing coverage under the Company’s medical, dental and life insurance plans for four months at the Company’s expense.

As a condition to receiving severance benefits, Mr. Jotwani must execute a general waiver and release in favor of the Company. He will also be subject to the restrictive covenants under the Eastman Kodak Company Employee’s Agreement. To the extent he breaches the terms of the waiver agreement or the Employee’s Agreement, he will forfeit the right to receive certain severance benefits otherwise payable in connection with termination without cause.

Potential Benefits upon Change in Control

Performance of the Company’s obligations under these plans is subject to the chapter 11 proceedings.

Executive Protection Plan

The Company maintains the Executive Protection Plan to provide severance pay and continuation of certain welfare benefits for Named Executive Officers in the event a change in control occurs and:

1)	The Named Executive Officer’s employment is terminated by the Company for reasons other than cause or by the Named Executive Officer for good reason within two years after a change in control; or

2)	The Named Executive Officer’s employment is terminated prior to a change in control and they are able to demonstrate that their employment was terminated in contemplation of a change in control.

A change in control is generally defined under the plan as:

•	The incumbent directors cease to constitute a majority of the Board, unless the election of the new directors was approved by at least two-thirds of the incumbent directors then on the Board;

•	The acquisition of 25% or more of the combined voting power of the Company’s then outstanding securities;

•	A merger, consolidation, statutory share exchange or similar form of corporate transaction involving the Company or any of its subsidiaries that requires the approval of the Company’s shareholders; or

•	A vote by the shareholders to completely liquidate or dissolve the Company.

The plan provides that, in the event of a termination of employment, either voluntarily with “good reason” or involuntarily without “cause,” within two years following a change in control, each of the Named Executive Officers will receive a lump-sum severance payment equal to: 1) three times their base salary and EXCEL target award and 2) continued participation in the Company’s medical, dental, disability and life insurance plans for 12 months at no cost to the executive.

“Good reason” is defined under the plan for our Named Executive Officers to mean:

•

The assignment of, or change in, the duties or responsibilities of the Named Executive Officer that are not comparable in any adverse respect with his or her duties prior to the change in control, other than a change in the executive’s title or reporting relationship;

•	A reduction of the Named Executive Officer’s pay, target bonus opportunities or benefits;

•	A material reduction in the perquisites or fringe benefits provided;

•	The failure of any successor to the Company to assume the plan; or

•	Any amendment or termination of the plan not permitted by its terms.

“Cause” is defined under the plan for our Named Executive Officers to mean:

•	The willful and continued failure of the executive to substantially perform his or her duties (other than due to physical or mental illness) after a written demand by the Board; or

•	The willful engaging in illegal conduct or gross misconduct which is materially injurious to the Company or its affiliates.

On December 23, 2010, the Executive Protection Plan was amended to eliminate the above-referenced benefits for Mr. Perez or Mr. Faraci if they voluntarily terminated their employment for any reason during the 30 day period commencing 23 months after a change in control and the excise tax gross-up payments to Section 16 Executive Officers.

Under the plan, no amendment adversely impacting the rights of covered executives will be effective if a change in control occurs during the 12-month period following the amendment. As of December 23, 2011, these amendments became effective.

Other Benefit Plans

As a result of the Company’s review in 2007 of the change in control benefits under various Company plans, the Committee determined to gradually phase out, over a five-year period beginning January 1, 2008, the change in control pension enhancements under KRIP and KURIP. In 2011, employees were to be given one additional year for each of service and age should a change in control occur that year. Effective January 1, 2012, the additional age and service as a pension enhancement due to a change in control is fully phased out.

Other Compensation Programs

Under the Company’s Executive Deferred Compensation Plan (EDCP), upon a change in control (as defined in EDCP and by Section 409A to the extent applicable), each Named Executive Officer who participates in EDCP will be entitled to a lump-sum cash payment of his or her account balance under the plan. For amounts not subject to Section 409A, this rule will not apply if the executive elects in writing no later than prior to the beginning of the year preceding the year in which a change in control occurs that payment shall be made in equal installments over a period not longer than 11 years.

Under the EXCEL plan, if a Named Executive Officer’s employment is terminated within two years following a change in control other than as a result of death, disability, voluntary resignation, retirement or for cause, the executive will be entitled to be paid any earned, but unpaid, award and a pro rata target award for the year in which their employment is terminated. In the event of a change in control which causes the Company’s stock to cease active trading on the NYSE, the Company’s compensation plans (with the exception of the 2005 Omnibus Long-Term Compensation Plan) will generally be affected as follows when Kodak common stock is not exchanged solely for common stock of the surviving company or the surviving company does not assume all Plan awards:

•	All outstanding stock options will vest in full and be cashed out based on the difference between the change in control price and the option’s exercise price.

•	All of the restrictions on restricted stock and RSUs will lapse and the stock will be cashed out based on the change in control price.

Under the Company’s 2005 Omnibus Long-Term Compensation Plan, upon a change in control, if certain outstanding awards are assumed or substituted by the surviving company, as determined by the Committee, then the awards will not immediately vest or be exercisable. These awards include stock options, restricted stock and RSUs. If the awards are so assumed or substituted, then the awards will be subject to accelerated vesting and exercisability upon certain terminations of employment within the first two years after the change in control. If the awards are not so assumed or substituted, they will immediately vest and become exercisable and will be paid after a change in control occurs.

Effective January 1, 2011, the Committee amended the Omnibus Long-Term Compensation Plan with regard to the single trigger feature associated with performance-based equity awards. Specifically, under the prior terms of the Omnibus Plan, if more than 50% of the performance cycle had elapsed when a change in control occurs, the award would vest and be paid out at the greater of target performance or performance to date. If 50% or less of the performance cycle had elapsed when a change in control occurs, the award would vest and be paid out at 50% of target performance, regardless of actual performance to date. Effective January 1, 2011 this single trigger provision was replaced with terms stating that any performance award shall be considered assumed or substituted if it is converted to restricted stock or a restricted stock unit award, with a value based on an amount equal to 100% of target performance. These awards then vest according to their terms, subject to accelerated vesting upon certain terminations of employment within the first two years after the change in control.

Severance Payments Table

The table below estimates the incremental amounts payable upon a termination of employment by the Company under various circumstances as if the Named Executive Officer’s last date of employment was December 31, 2011, using the closing price of our common stock as of December 30, 2011, which was $0.65, and including all outstanding grants through the assumed last date of employment of December 31, 2011. Payment of any amounts described in the table below will be subject to applicable limitations in the chapter 11 proceedings.

	Involuntary Termination Without Cause	Termination Based on Disability	Termination Due to Death	Voluntary Termination With Good Reason(1)	Termination Due to a Change in Control(2)
A.M. Perez
Cash Severance(3)	$5,890,500	—	—	$5,890,500	$8,835,750
Intrinsic Value of Stock Options(4)	0	$0	$0	0	0
Restricted Stock/RSUs(5)	340,720	340,720	340,720	340,720	681,441
Leadership Stock(6)	211,381	211,381	211,381	211,381	315,291
Performance Cash(7)	434,025	434,025	434,025	434,025	868,050
Benefits/Perquisites(8)	20,447	14,000	14,000	20,351	7,978
Pension(9)	—	—	—	—	—
Excise Tax Gross-Up(10)	—	—	—	—	—

Total	6,897,073	1,000,126	1,000,126	6,896,977	10,708,510

A.P. McCorvey
Cash Severance(3)	271,646	—	—	—	2,362,500
Intrinsic Value of Stock Options(4)	0	0	0	—	0
Restricted Stock/RSUs(5)	4,669	4,669	4,669	—	9,338
Leadership Stock(6)	17,956	17,956	17,956	—	35,912
Performance Cash(7)	75,000	75,000	75,000	—	150,000
Benefits/Perquisites(8)	11,887	—	—	—	14,102
Pension(9)	—	—	—	—	34,732
Excise Tax Gross-Up(10)	—	—	—	—	—

Total	381,158	97,625	97,625	—	2,606,584

P.J. Faraci
Cash Severance(3)	260,579	—	—	—	3,885,000
Intrinsic Value of Stock Options(4)	0	0	0	—	0
Restricted Stock/RSUs(5)	111,865	111,865	111,865	—	223,730
Leadership Stock(6)	34,116	34,116	34,116	—	68,232
Performance Cash(7)	142,500	142,500	142,500	—	285,000
Benefits/Perquisites(8)	9,624	—	—	—	16,639
Pension(9)	—	—	—	—	381,021
Excise Tax Gross-Up(10)	—	—	—	—	—

Total	558,684	288,481	288,481	—	4,859,622

	Involuntary Termination Without Cause	Termination Based on Disability	Termination Due to Death	Voluntary Termination With Good Reason(1)	Termination Due to a Change in Control(2)
L.G. Quatela
Cash Severance(3)	304,093	—	—	—	2,441,250
Intrinsic Value of Stock Options(4)	0	0	0	—	0
Restricted Stock/RSUs(5)	130,706	130,706	130,706	—	151,901
Leadership Stock(6)	12,569	12,569	12,569	—	25,138
Performance Cash(7)	52,500	52,500	52,500	—	105,000
Benefits/Perquisites(8)	5,868	—	—	—	2,403
Pension(9)	—	—	—	—	30,811
Excise Tax Gross-Up(10)	—	—	—	—	—

Total	505,736	195,775	195,775	—	2,756,503

P. Jotwani
Cash Severance(3)	1,050,000	—	—	—	3,150,000
Intrinsic Value of Stock Options(4)	0	0	0	—	0
Restricted Stock/RSUs(5)	16,250	16,250	16,250	—	65,000
Leadership Stock(6)	28,729	28,729	28,729	—	57,459
Performance Cash(7)	120,000	120,000	120,000	—	240,000
Benefits/Perquisites(8)	11,327	—	—	—	20,769
Pension(9)	—	—	—	—	—
Excise Tax Gross-Up(10)	—	—	—	—	—

Total	1,226,306	164,979	164,979	—	3,533,228

(1)

This column includes only Mr. Perez because no other Named Executive Officer will receive severance benefits upon voluntary termination with good reason. The values in this table were calculated using the same assumptions described above.

(2)	Severance benefits under this column apply only to terminations that occur due to a change in control that were without cause or for good reason.
(3)

The cash severance amounts disclosed above were calculated using target total cash compensation (base salary plus EXCEL target award) for each Named Executive Officer. For Mr. Perez and Mr. Jotwani, severance for all but the last column was calculated by multiplying the Named Executive Officer’s target total cash compensation by a multiplier set forth in the Named Executive Officer’s letter agreement(s). Mr. Perez’s cash severance equation is two times his target total cash compensation. Mr. Jotwani’s cash severance equation is one times his target total cash compensation. For Mr. Faraci and Mmes. McCorvey and Quatela, severance for all but the last column was calculated in accordance with the Company’s Termination Allowance Plan (TAP). Ms. McCorvey’s severance equation is equal to 18 weeks of her target total cash compensation. Mr. Faraci’s severance equation is equal to 10.5 weeks of his target total cash compensation. Ms. Quatela’s severance equation is equal to 19.5 weeks of her target total cash compensation. At the time of separation of a Named Executive Officer, the Committee may approve severance terms that vary from those provided in the Named Executive Officer’s pre-existing individual agreement(s), if any, or under TAP, provided that such terms are consistent with the guidelines that the Committee establishes for executive severance. None of these amounts reflect any offset for Special Termination Program benefits that may be payable from KRIP and KURIP.

The cash severance amounts disclosed above in the last column were calculated for each Named Executive Officer by multiplying the Named Executive Officer’s target total cash compensation by three. These amounts do not reflect any offset for Special Termination Program benefits that may be payable from KRIP and KURIP.

(4)	This row represents the intrinsic value of all outstanding stock options that would continue to vest following the different scenarios on December 31, 2011.
(5)

The amounts in this row relating to termination due to a change in control represent the value of unvested shares of Restricted Stock and RSUs that would be considered an approved reason and to be paid out upon a termination subsequent to a change in control. The amounts relating to the other identified terminations report the value of unvested shares of Restricted Stock and RSUs that would continue to vest upon the occurrence of that type of termination.

(6)

The values in this row reflect the value for the 2011 Leadership Stock program under the different scenarios. For Mr. Perez, the value also includes the earned portion of his 2010 performance stock unit award that would vest upon termination under the different scenarios on December 31, 2011.

(7)	This row represents the value of performance cash that, if earned, would continue to vest following the different scenarios on December 31, 2011.
(8)	Mr. Perez would be entitled to the benefits/perquisites as described below:

•

in the event of involuntary termination, $20,447, which include four months of continued dental and life insurance coverage valued at $647, outplacement services valued at $5,800 and two years of financial counseling services valued at $7,000 per year.

•	in the event of termination due to disability or death, $14,000, which include two years of financial counseling services valued at $7,000 per year.

•

in the event of voluntary termination with good reason, $20,351, which include four months of continued dental coverage valued at $551, outplacement services valued at $5,800 and two years of financial counseling services valued at $7,000 per year.

•

in the event of termination due to a change in control, $7,978, which include one year of continued dental coverage valued at $1,653, life insurance coverage valued at $289 and disability coverage valued at $6,036.

All other Named Executive Officers would be entitled to benefits/perquisites only in the event of involuntary termination without cause or a termination due to a change in control, as described below:

•

Ms. McCorvey’s benefits/perquisites in the event of an involuntary termination without cause would have totaled $11,887, which include four months of continued medical, dental and life insurance coverage valued at $3,979, outplacement services valued at $5,800 and financial counseling services valued at $2,108. Her benefits/perquisites in the event of termination due to a change in control would have totaled $14,102, which include one year of continued medical coverage valued at $10,168, dental coverage valued at $1,653, life insurance coverage valued at $116, and disability coverage valued at $2,165.

•

Mr. Faraci’s benefits/perquisites in the event of an involuntary termination without cause would have totaled $9,624, which include four months of continued medical, dental and life insurance coverage valued at $3,824 and outplacement services valued at $5,800. His benefits/perquisites in the event of termination due to a change in control would have totaled $16,639, which include one year of continued medical coverage valued at $10,168, dental coverage valued at $1,102, life insurance coverage valued at $203, and disability coverage valued at $5,166.

•

Ms. Quatela’s benefits/perquisites in the event of an involuntary termination without cause would have totaled $5,868, which include four months of continued life insurance coverage valued at $68 and outplacement services valued at $5,800. Her benefits/perquisites in the event of termination due to a change in control would have totaled $2,403, which include one year of continued life insurance coverage valued at $203 and disability coverage valued at $2,200.

•

Mr. Jotwani’s benefits/perquisites in the event of an involuntary termination without cause would have totaled $11,327, which include four months of continued medical, dental and life insurance coverage valued at $5,527 and outplacement services valued at $5,800. His benefits/perquisites in the event of termination due to a change in control would have totaled $20,769, which include one year of continued medical coverage valued at $15,468, dental coverage valued at $967, life insurance coverage valued at $116, and disability coverage valued at $4,188.

(9)

The amounts included in this row report the incremental value of supplemental retirement benefits to which the Named Executive Officers would have been entitled on the occurrence of the specified termination event. The amounts reported assume that all affected Named Executive Officers would receive their supplemental retirement benefits in a lump sum.

(10)

In 2009, Mr. Perez waived his rights to excise tax gross-up payments under the Executive Protection Plan. Mr. Jotwani waived his rights to these payments upon hire. Ms. McCorvey waived her rights to these payments by letter dated October 11, 2010. The plan was amended effective December 23, 2010 to eliminate these payments for all executives including Mr. Faraci and Ms. Quatela.

Item 12:

BENEFICIAL OWNERSHIP

BENEFICIAL SECURITY OWNERSHIP OF MORE THAN 5% OF THE COMPANY’S COMMON SHARES

Based on Schedule 13G/A’s filed under Sections 13(d) and 13(g) of the Securities Exchange Act of 1934, as amended, as of November 10, 2011, (the most recent date that a Schedule 13G/A was filed), no person or group beneficially owns more than 5% of the Company’s common shares.

BENEFICIAL SECURITY OWNERSHIP OF DIRECTORS AND SECTION 16 EXECUTIVE OFFICERS

Directors and Section 16 Executive Officers	Number of Common Shares Beneficially Owned on March 1, 2012		Percentage of Company’s Common Shares Beneficially Owned
Richard S. Braddock	411,196	(a) (b)	*
Timothy M. Donahue	142,029	(a) (b)	*
Philip J. Faraci	745,161	(b)	*
Michael J. Hawley	132,416	(a) (b)	*
William H. Hernandez	90,696	(a) (b)	*
Pradeep Jotwani	203,260	(b)	*
Douglas R. Lebda	83,099	(a) (b)	*
Kyle P. Legg	58,797		*
Delano E. Lewis	133,503	(a) (b)	*
Antoinette P. McCorvey	172,133	(b)	*
William G. Parrett	87,099	(a) (b) (d)	*
Antonio M. Perez	3,292,370	(b) (c)	*
Laura Quatela	129,489	(b)	*
Joel Seligman	94,758	(b)	*
Dennis F. Strigl	113,213	(b)	*
All Directors and Executive Officers as a Group (19), including the above	6,264,050	(b) (e)	2.2%

*	Represents holdings of less than 1% of the Company’s total common shares that are beneficially owned.

The above table reports beneficial ownership of the Company’s common stock in accordance with the applicable SEC rules as of March 1, 2012. All Company securities over which the directors and Section 16 Executive Officers directly or indirectly have or share voting or investment power are listed as beneficially owned. The figures above include shares held for the account of the above persons in the Kodak Employees’ Stock Ownership Plan, and the interests that the above persons held in the Kodak Stock Fund of the Eastman Kodak Employees’ Savings and Investment Plan, stated in terms of Kodak shares.

(a)

The amounts listed for each non-employee director do not include stock units representing fees that non-employee directors have elected to defer under the Directors’ Deferred Compensation Plan because stock units under the Directors’ Deferred Compensation Plan do not carry voting rights and are not transferable. The combined number of stock units subject to deferred share awards, and in stock unit accounts of non-employee directors as of March 1, 2012 were as follows: Mr. Braddock: 7,194 shares; Mr. Donahue: 7,702 shares; Dr. Hawley: 4,912 shares; Mr. Hernandez: 54,229 shares; Mr. Lebda: 95,555 shares; Mr. Lewis: 9,681 shares; and Mr. Parrett: 40,607. Stock units are distributed in cash following a director’s departure.

(b)	The amounts listed for each director and Section 16 Executive Officer include the following number of shares which may be acquired by exercise of stock options as of March 1, 2012.

Name	Options
Richard S. Braddock	88,626
Timothy M. Donahue	88,626
Philip J. Faraci	621,598
Michael J. Hawley	84,626
William H. Hernandez	86,626
Pradeep Jotwani	148,359
Douglas R. Lebda	80,126
Kyle P. Legg	34,146
Delano E. Lewis	86,626
Antoinette P. McCorvey	101,201
William G. Parrett	80,126
Antonio M. Perez	2,800,400
Laura Quatela	75,722
Joel Seligman	52,326
Dennis F. Strigl	70,506
All Directors, and Section 16 Executive Officers	5,259,757

(c)

Mr. Perez has 94,796 stock units that he elected to defer under the 2000 Long-Term Omnibus Plan. These stock units are not included in this table because they do not carry voting rights and may not be redeemed as shares of common stock within 6 months of Mr. Perez’s departure from the Company.

(d)	Mr. Parrett has 2,000 shares that have been pledged as security.
(e)

Each individual Section 16 Executive Officer and director listed beneficially owned less than 1% of the outstanding shares of the Company’s common stock. As a group, all Section 16 Executive Officers and directors owned 2.2% of the outstanding shares of the Company’s common stock

Item 13:

REVIEW, APPROVAL OR RATIFICATION OF TRANSACTIONS WITH RELATED PERSONS

Our Board has adopted written policies and procedures relating to approval or ratification of “interested transactions” with “related parties.” Under these policies and procedures, which are posted on our website at www.kodak.com/go/directors, our Corporate Responsibility and Governance Committee (the “Governance Committee”) reviews the material facts of all interested transactions that require the Governance Committee’s approval. The Governance Committee will approve or disapprove the interested transactions, subject to certain exceptions, by taking into account, among other factors it deems appropriate, whether the interested transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related person’s interest in the transaction. No director may participate in any discussion or approval of an interested transaction for which he or she is a related party. If an interested transaction will be ongoing, the Governance Committee may establish guidelines for our management to follow in its ongoing dealings with the related party and then, at least annually, must review and assess ongoing relationships with the related party. Pursuant to the 2012 Committee structure, the Board delegated authority to the Audit and Finance Committee to conduct the review of potential related party transactions

Under the Board’s policies and procedures, an “interested transaction” is any transaction, arrangement or relationship, or series of similar transactions, arrangements or relationships (including any indebtedness or guarantee of indebtedness), in which the aggregate amount involved will or may be expected to exceed $100,000 in any calendar year, the Company is a participant and any related party has or will have a direct or indirect interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A “related party” is any person who is or was, since the beginning of the last fiscal year for which we have filed a Form 10-K and proxy statement, a Section 16 Executive Officer, director or nominee for election as a director (even if the person does not presently serve in that role), a beneficial owner of greater than 5% of the Company’s common stock, or any immediate family member of any of the foregoing. Immediate family member includes a person’s spouse, parents, stepparents, children, stepchildren, siblings, mothers- and fathers-in-law, sons- and daughters-in-law, brothers- and sisters-in-law and anyone residing in such person’s home (other than a tenant or employee).

The Board has reviewed and pre-approved certain types of interested transactions described below. In addition, any interested transaction with a related party in which the aggregate amount involved is expected to be less than $500,000 may be approved. Pre-approved interested transactions include:

•

Employment of Section 16 Executive Officers either if the related compensation is required to be reported or if the Section 16 Executive Officer is not an immediate family member of another Section 16 Executive Officer or a director, and the related compensation would be reported if the Section 16 Executive Officer was a “Named Executive Officer” and our Executive Compensation and Development Committee approved (or recommended that the Board approve) such compensation. The Restructuring and Executive Compensation Committee has assumed all duties of the former Executive Compensation and Development Committee.

•	Any compensation paid to a director if the compensation is required to be reported.

•

Any transaction with another company with which a related person’s only relationship is as an employee (other than an executive officer), director or beneficial owner of less than 10% of that company’s shares, if the aggregate amount involved does not exceed the greater of $1 million or 2% of that company’s total annual revenues.

•

Any charitable contribution, grant or endowment by the Company to a charitable organization, foundation or university with which a related person’s only relationship is as an employee (other than an executive officer) or a director, if the aggregate amount involved does not exceed the greater of $1 million or 2% of the charitable organization’s total annual receipts.

•

Any transaction where the related person’s interest arises solely from the ownership of the Company’s common stock and all holders of our common stock received the same benefit on a pro rata basis (e.g., dividends).

•	Any transaction involving a related party where the rates or charges involved are determined by competitive bids.

•	Any transaction with a related party involving the rendering of services as a common or contract carrier, or public utility, at rates or charges fixed in conformity with law or governmental authority.

•	Any transaction with a related party involving services as a bank depository of funds, transfer agent, registrar, trustee under a trust indenture or similar services.

The Audit and Finance Committee reviewed and approved one interested transaction with a related party occurring since the beginning of 2011 that did not fall within any of the pre-approved interested transactions described above, as follows:

•

Dolores Kruchten, a Vice President of the Company, is the spouse of Brad Kruchten, a Senior Vice President and, during 2011, a Section 16 Executive Officer of the Company. There is no employment reporting relationship between Mr. Kruchten and Ms. Kruchten. Ms. Kruchten earned the following compensation in 2011: $292,000, consisting of base salary and non-equity variable pay.

Item 14:

REPORT OF THE AUDIT AND FINANCE COMMITTEE

Effective February 27, 2012, the Audit Committee was reconstituted as the Audit and Finance Committee. As such, the Audit and Finance Committee has assumed the duties of the Audit Committee under the prior committee structure. Its charter will be placed on our website at www.kodak.com/go/committees once completed. This report covers the activities of the Audit Committee of the Board for the year 2011.

In 2011, the Audit Committee was composed solely of independent directors and operated under a written charter adopted by the Board. The Committee reviews and approves the charter annually. Minor amendments to the charter were adopted on December 12, 2011.

Management is responsible for the Company’s internal control over financial reporting, the Company’s disclosure controls and procedures, and preparing the Company’s consolidated financial statements. The Company’s independent registered public accounting firm (independent accountants), PricewaterhouseCoopers LLP (PwC), is responsible for performing an independent audit of the consolidated financial statements and of the Company’s internal control over financial reporting in accordance with standards of the Public Company Accounting Oversight Board (United States) and for issuing a report of the results. As outlined in its charter, the Audit Committee was responsible for overseeing these processes.

During 2011, the Audit Committee met and held discussions with management and the independent accountants on a regular basis. Management represented to the Audit Committee that the Company’s consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP), and the Audit Committee reviewed and discussed the audited consolidated financial statements with management and the independent accountants.

The Audit Committee met and discussed with the Corporate Controller the Company’s significant accounting matters, such as accounting for financing transactions, pension and OPEB liabilities, intellectual property licensing transactions, liquidity, and reporting related to liquidity, goodwill and taxes. The Committee also reviewed the Company’s financial statements and the quality of the Company’s earnings reports.

The Audit Committee discussed with the independent accountants the matters specified by Statement on Auditing Standards No. 61, “Communications with Audit Committee,” as amended, as adopted by the PCAOB in Rule 3200T. The independent accountants provided to the Audit Committee the written disclosures required by the PCAOB in Rule 3526, “Communication with Audit Committees Concerning Independence.” The Audit Committee discussed with the independent accountants their independence.

The Audit Committee also received reports from the Company’s Chief Compliance Officer on the implementation and effectiveness of the Company’s compliance program. In addition, the Audit Committee received reports from the Corporate Secretary regarding the Company’s enterprise risk management and mitigation efforts.

The Audit Committee discussed with the Company’s internal auditors and independent accountants the plans for their audits. The Audit Committee met with the internal auditors and independent accountants, with and without management present. The internal auditors and independent accountants discussed with or provided to the Audit Committee the results of their examinations, their evaluations of the Company’s internal control over financial reporting, the Company’s disclosure controls and procedures, and the quality of the Company’s financial reporting.

With reliance on these reviews, discussions and reports, the Audit Committee recommended that the Board approve the audited financial statements for inclusion in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, and the Board accepted the Audit Committee’s recommendations. The following fees were approved by the Audit Committee and were billed by PwC for services rendered in 2011 and 2010.

(in millions)	2011	2010
Audit Fees	$8.8	$9.2
Audit-Related Fees	0.3	0.3
Tax Fees	0.2	0.4
All Other Fees	0.0	0.0

Total	$9.3	$9.9

The audit fees related primarily to the annual audit of the Company’s consolidated financial statements (including Section 404 internal control assessment under the Sarbanes-Oxley Act of 2002) included in the Company’s Form 10-K Part III, quarterly reviews of interim financial statements included in the Company’s Quarterly Reports on Forms 10-Q, statutory audits of certain of the Company’s subsidiaries, and services relating to filings under the Securities Act of 1933 and the Securities Exchange Act of 1934.

The audit-related fees for 2010 and 2011 related primarily to audits of certain benefit plans of the Company. In 2011, additional fees were incurred for services provided in connection with an acquisition in Japan.

Tax fees in 2011 consisted of $0.2 million for tax compliance services and $0.01 million for tax planning and advice. Tax fees in 2010 consisted of $0.3 million for tax compliance services and $0.1 million for tax planning and advice.

The Audit and Finance Committee appointed PwC as the Company’s independent accountants. In addition, the Audit and Finance Committee approved the scope of non-audit services anticipated to be performed by PwC in 2012 and the estimated budget for those services. The Audit and Finance Committee has adopted an Audit and Non-Audit Services Pre-Approval Policy, a copy of which is attached to this Form 10-K Part III as Exhibit II.

William G. Parrett, Chair	Dated: February 27, 2012
Timothy M. Donahue
Michael J. Hawley
Douglas R. Lebda
Delano E. Lewis

REPORTING COMPLIANCE

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16 of the Securities Exchange Act of 1934, as amended, requires our Section 16 Executive Officers, directors and persons who beneficially own greater than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. We are required to disclose any failure of these Section 16 Executive Officers, directors and 10% shareholders to file these reports by the required deadlines. Based solely on our review of the copies of these forms received by us or written representations furnished to us, we believe that, for the reporting period covering our 2011 fiscal year, one filing for Laura Quatela, a Section 16 Executive Officer, was filed late due to an administrative error.

By Order of the Board of Directors

Patrick M. Sheller
General Counsel, Secretary and Chief Administrative Officer
Eastman Kodak Company
April 27, 2012

PRINTED COPY OF 2011 ANNUAL REPORT ON FORM 10-K

The Company will provide without charge, upon request, a printed copy of its 2011 Annual Report on Form 10-K. To receive a printed copy of the 2011 Annual Report on Form 10-K, please contact:

Shareholder Services

Eastman Kodak Company

343 State Street

Rochester, NY 14650-0218

E-mail: shareholderservices@kodak.com

EXHIBITS

EXHIBIT I — DIRECTOR INDEPENDENCE STANDARDS

Pursuant to the NYSE Listing Standards, the Board of Directors has adopted Director Independence Standards to assist in its determination of director independence. To be considered “independent” for purposes of these standards, a director must be determined, by resolution of the Board as a whole, after due deliberation, to have no material relationship with the Company other than as a director. In each case, the Board will broadly consider all relevant facts and circumstances and will apply the following standards.

1)	A director will not be considered “independent” if:

•	The director is or was within the preceding three years an employee, or an immediate family member of the director is or was within the preceding three years an executive officer of the Company; or

•

The director, or an immediate family member of the director, received, during any twelve-month period within the preceding three years, more than $120,000 in direct compensation from the Company, other than director fees and pension or other forms of deferred compensation for prior service (provided that such compensation is not contingent in any way of continued service with the Company); except that compensation received by an immediate family member of the director for services as a non-executive employee of the Company or received by the director for former services as an interim Chairman or CEO or other executive officer need not be considered in determining independence under this test; or

•

The director or an immediate family member is a current partner of a firm that is the Company’s internal or external auditor; the director is a current employee of such a firm; the director has an immediate family member who is a current employee of such a firm and personally works on the Company’s audit; or, the director or an immediate family member was, in the last three years, a partner or employee of such a firm and personally worked on the Company’s audit within that time; or

•

The director, or an immediate family member of the director, is or was within the preceding three years employed as an executive officer of another company where any of the Company’s present executive officers serve or served on that company’s compensation committee; or

•

The director is a current employee, or an immediate family member of the director is a current executive officer of, a company (other than a charitable organization) that makes payments to, or receives payments from, the Company for property or services in an amount which, in any of the last three fiscal years, exceeds the greater of $1 million or 2% of such other company’s consolidated gross revenues; provided, however, that, in applying this test, both the payments and the consolidated gross revenues to be measured will be those reported in the last completed fiscal year; and provided, further, that this test applies solely to the financial relationship between the Company and the director’s (or immediate family member’s) current employer – the former employment of the director or immediate family member need not be considered.

2)	The following relationships will not preclude the Board from determining that a director is independent:

Commercial Relationship: if a director of the Company is an executive officer or an employee, or whose immediate family member is an executive officer of another company that makes payments to, or receives payments from, the Company for property or services in an amount which, in any single fiscal year, does not exceed the greater of: a) $1,000,000 or b) 2% of such other company’s consolidated gross revenues;

Indebtedness Relationship: if a director of the Company is an executive officer of another company that is indebted to the Company, or to which the Company is indebted, and the total amount of either company’s indebtedness does not exceed the greater of: a) $1,000,000 or b) 2% of the consolidated assets of the company wherein the director serves as an executive officer;

Equity Relationship: if the director is an executive officer of another company in which the Company owns a common stock interest, and the amount of the common stock interest is less than 5% of the total shareholders’ equity of the company where the director serves as an executive officer; or

Charitable Relationship: if a director of the Company, or the spouse of a director of the Company, serves as a director, officer or trustee of a charitable organization, and the Company’s contributions to the organization in any single fiscal year are less than the greater of: a) $1,000,000 or b) 2% of that organization’s gross revenues.

3)	For relationships not covered by Section 2 above, the determination of whether the relationship is material or not, and therefore whether the director would be independent, will be made by the directors who satisfy the independence guidelines set forth in Sections 1 and 2 above.

4)	For purposes of these standards, an “immediate family member” includes a person’s spouse, parents, children, siblings, mothers and fathers-in-law, sons and daughters-in-law, brothers and sisters-in-law, and anyone (other than domestic employees) who shares such person’s home; except that, when applying the independence tests described above, the company need not consider individuals who are no longer immediate family members as a result of legal separation or divorce, or those who have died or have become incapacitated.

EXHIBIT II — AUDIT AND NON-AUDIT SERVICES PRE-APPROVAL POLICY

I. Statement of Principles

The Audit and Finance Committee is responsible for the appointment, compensation and oversight of the work of the independent auditor. As part of this responsibility, the Audit and Finance Committee is required to pre-approve the audit and non-audit services performed by the independent auditor in order to assure that they do not impair the auditor’s independence from the Company. Accordingly, the Audit and Finance Committee has adopted this Pre-Approval Policy, which sets forth the procedures and the conditions pursuant to which services proposed to be performed by the independent auditor may be pre-approved.

This Pre-Approval Policy establishes two different approaches to pre-approving services: proposed services either may be pre-approved without specific consideration by the Audit and Finance Committee (general pre-approval) or require the specific pre-approval of the Audit and Finance Committee (specific pre-approval). The Audit and Finance Committee believes that the combination of these two approaches in this policy will result in an effective and efficient procedure to pre-approve services performed by the independent auditor. As set forth in this policy, unless a type of service has received general pre-approval, it will require specific pre-approval by the Audit and Finance Committee. Any proposed services exceeding pre-approved budgeted amounts will also require specific pre-approval by the Audit and Finance Committee. For both types of pre-approval, the Audit and Finance Committee shall consider whether such services are consistent with the SEC’s rules on auditor independence. The Audit and Finance Committee shall determine whether the audit firm is best positioned to provide the most effective and efficient service.

The non-audit services that have the general pre-approval of the Audit and Finance Committee will be reviewed on an annual basis unless the Audit and Finance Committee considers a different period and states otherwise. The Audit and Finance Committee shall annually review and pre-approve the audit, audit-related and tax services that can be provided by the independent auditor without obtaining specific pre-approval from the Audit and Finance Committee. The Audit and Finance Committee will revise the list of general pre-approved services from time to time, based upon subsequent determinations. The Audit and Finance Committee does not delegate its responsibilities to pre-approve services performed by the independent auditor to management or to others.

The independent auditor has reviewed this policy and believes that implementation of the policy will not adversely affect the auditor’s independence.

II. Audit Services

The Audit and Finance Committee shall approve the annual audit services engagement terms and fees no later than its review of the independent auditor’s audit plan. Audit services may include the annual financial statement audit (including required quarterly reviews), subsidiary audits and other procedures required to be performed by the independent auditor to be able to form an opinion on the Company’s consolidated financial statements. These other procedures include information systems and procedural reviews and testing performed in order to understand and place reliance on the systems of internal control, and consultations occurring during, and as a result of, the audit. Audit services also include the attestation engagement for the independent auditor’s report on management’s report on internal control over financial reporting. The Audit and Finance Committee shall also approve, if necessary, any significant changes in terms, conditions and fees resulting from changes in audit scope, company structure or other items.

In addition to the annual audit services engagement approved by the Audit and Finance Committee, the Audit and Finance Committee may grant general pre-approval to other audit services, which are those services that only the independent auditor reasonably can provide. Other audit services may include statutory audits or financial audits for subsidiaries or affiliates of the Company and services associated with SEC registration statements, periodic reports and other documents filed with the SEC or other documents issued in connection with securities offerings.

III. Audit-Related Services

Audit-related services are assurance and related services that traditionally are performed by the independent auditor. Because the Audit and Finance Committee believes that the provision of audit-related services does not impair the independence of the auditor and is consistent with the SEC’s rules on auditor independence, the Audit and Finance Committee may grant general pre-approval to audit-related services. Audit-related services include, among others, due diligence services pertaining to potential business acquisitions/dispositions, accounting consultations for significant or unusual transactions not classified as “audit services,” assistance with understanding and implementing new accounting and financial reporting guidance from rulemaking authorities, financial audits of employee benefit plans, agreed-upon or expanded audit procedures performed at the request of management and assistance with internal control reporting requirements.

IV. Tax Services

The Audit and Finance Committee believes that the independent auditor can provide traditional tax services to the Company such as U.S. and international tax planning and compliance. The Audit and Finance Committee will not pre-approve the retention of the independent auditor in connection with a transaction initially recommended by the independent auditor, the purpose of which may be tax avoidance and the tax treatment of which may not be supported in the Code and related regulations.

V. Other Permissible Non-Audit Services

The Audit and Finance Committee may grant general pre-approval to those permissible non-audit services (other than tax services, which are addressed above) that it believes are routine and recurring services, would not impair the independence of the auditor and are consistent with the SEC’s rules on auditor independence.

A list of the SEC’s prohibited non-audit services is attached to the end of this policy as Attachment 1. The SEC’s rules and relevant guidance should be consulted to determine the precise definitions of these services and the applicability of exceptions to certain of the prohibitions.

VI. Pre-Approval Budgeted Amounts

Pre-approval budgeted amounts for all services to be provided by the independent auditor shall be reviewed and approved annually by the Audit and Finance Committee. Any proposed services exceeding these levels or amounts shall require specific pre-approval by the Audit and Finance Committee. On a quarterly basis, the Audit and Finance Committee will be provided with updates regarding actual projects and fees by category in comparison to the pre-approved budget.

VII. Procedures

All requests or applications from the independent auditor to provide services that do not require specific approval by the Audit and Finance Committee shall be submitted to the Corporate Controller and must include a detailed description of the services to be rendered. The Corporate Controller will determine whether such services are included within the list of services that have received the general pre-approval of the Audit and Finance Committee.

Requests or applications to provide services that require specific approval by the Audit and Finance Committee shall be submitted to the Audit and Finance Committee for approval by the Corporate Controller.

VIII. Delegation

The Committee Chair is authorized to pre-approve specific engagements or changes to engagements when it is not practical to bring the matter before the Committee as a whole.

Attachment 1

Prohibited Non-Audit Services

•	Bookkeeping or other services related to the accounting records or financial statements of the audit client

•	Financial information systems design and implementation

•	Appraisal or valuation services, fairness opinions, or contribution-in-kind reports

•	Actuarial services

•	Internal audit outsourcing services

•	Management functions

•	Human resources

•	Broker-dealer, investment adviser or investment banking services

•	Legal services

•	Expert services unrelated to the audit

PART IV

Item 15:

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

		Form 10-K Filing Page No.
(a)	1. Consolidated financial statements:
	Report of independent registered public accounting firm	54
	Consolidated statement of operations	55
	Consolidated statement of financial position	56
	Consolidated statement of equity (deficit)	57-59
	Consolidated statement of cash flows	60-61
	Notes to financial statements	62-117

	2. Financial statement schedule:
	II—Valuation and qualifying accounts	126

	All other schedules have been omitted because they are not applicable or the information required is shown in the financial statements or notes thereto.

	3. Additional data required to be furnished:

	Exhibits required as part of this report are listed in the index.

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

(4.22)	Debtor-In-Possession Credit Agreement, dated as of January 20, 2012. (Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2011, Exhibit 4.22.)

(4.23)	Amendment No. 1 to Debtor-In-Possession Credit Agreement, dated as of January 25, 2012. (Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2011, Exhibit 4.23.)

(4.24)	U.S. Security Agreement, dated January 20, 2012. (Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2011, Exhibit 4.24.)

(4.25)	Canadian Security Agreement, dated January 20, 2012. (Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2011, Exhibit 4.25.)

(4.26)	Intercreditor Agreement, dated as of January 20, 2012. (Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2011, Exhibit 4.26.)

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
(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, Exhibit 10.)

Form of Award Notice for Annual Director Stock Option Grant under the 2005 Omnibus Long-Term Compensation Plan.
(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, Exhibit 10.)

Form of Award Notice for Annual Director Restricted Stock Grant under the 2005 Omnibus Long-Term Compensation Plan.
(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, Exhibit 10.)

Form of Administrative Guide for Leadership Stock Program under the 2005 Omnibus Long-Term Compensation Plan.
(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, Exhibit 10.)

(10.6)	Administrative Guide for the 2010 Performance Stock Unit Program under Article 7 (Performance Awards) of the 2005 Omnibus Long-Term Compensation Plan, Granted to Antonio M. Perez.
(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010, Exhibit 10.6.)

(10.8)	Administrative Guide for the 20 Performance Cycle of the Leadership Stock Program under Article 7 (Performance Awards) of the 2005 Omnibus Long-Term Compensation Plan.
(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, Exhibit 10.6.)

(10.9)	Administrative Guide for September 16, 2008 Restricted Stock Unit Grant under the 2005 Omnibus Long-term Compensation Plan.
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
(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2008, Exhibit 10.18.)

Form of Notice of Award of Non-Qualified Stock Options Granted To , Pursuant to the 2000 Omnibus Long-Term Compensation Plan; and Form of Notice of Award of Restricted Stock Granted To , Pursuant to the 2000 Omnibus Long-Term Compensation Plan.
(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2004, Exhibit 10.)

Eastman Kodak Company

Index to Exhibits (continued)

Exhibit Number

(10.19)	Administrative Guide for the 2004-2005 Performance Cycle of the Leadership Program under Article 12 of the 2000 Omnibus Long-Term Compensation Plan, as amended January 1, 2009.
(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2008, Exhibit 10.19.)

(10.20)	Administrative Guide for the 2004-2005 Performance Cycle of the Leadership Program under Section 13 of the 2000 Omnibus Plan, as amended January 1, 2009.
(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2008, Exhibit 10.20.)

(10.21)	Eastman Kodak Company Executive Compensation for Excellence and Leadership Plan, as amended and restated January 1, 2010.
(Incorporated by reference to the Eastman Kodak Company Notice of 2010 Annual Meeting and Proxy Statement, Exhibit II.)

(10.22)	Eastman Kodak Company Executive Protection Plan, as amended December 21, 2010, effective December 23, 2010. (Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2010, Exhibit 10.22.)

(10.23)	Eastman Kodak Company Estate Enhancement Plan, as adopted effective March 6, 2000.
(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 1999, Exhibit 10.)

(10.24)	Antonio M. Perez Agreement dated March 3, 2003.
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

(10.41)	Laura Quatela Agreement, dated October 31, 2011. (Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2011, Exhibit 10.41.)

(10.42)	Robert Berman Letter Agreement, dated December 8, 2011. (Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2011, Exhibit 10.42.)

(12)	Statement Re Computation of Ratio of Earnings to Fixed Charges. (Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2011, Exhibit 12.)

(21)	Subsidiaries of Eastman Kodak Company. (Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2011, Exhibit 21.)

(23)	Consent of Independent Registered Public Accounting Firm. (Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2011, Exhibit 23.)

(31.1)	Certification of Antonio M. Perez, Chairman and Chief Executive Officer with respect to the original Form 10-K Filing. (Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2011, Exhibit 31.1.)

(31.1(a))	Certification of Antonio M. Perez, Chairman and Chief Executive Officer, with respect to this Amendment No.1.

(31.2)	Certification of Antoinette P. McCorvey, Chief Financial Officer, with respect to the original Form 10-K Filing. (Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2011, Exhibit 31.2.)

(31.2(a))	Certification of Antoinette P. McCorvey, Chief Financial Officer, with respect to this Amendment No. 1.

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2011, Exhibit 32.1.)

(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2011, Exhibit 32.2.)

Eastman Kodak Company

Index to Exhibits (continued)

Exhibit Number

(101.CAL*)	XBRL Taxonomy Extension Calculation Linkbase

(101.INS*)	XBRL Instance Document

(101.LAB*)	XBRL Taxonomy Extension Label Linkbase

(101.PRE*)	XBRL Taxonomy Extension Presentation Linkbase

(101.SCH*)	XBRL Taxonomy Extension Schema Linkbase

(101.DEF*)	XBRL Taxonomy Extension Definition Linkbase

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement of prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTMAN KODAK COMPANY
(Registrant)

By:	/s/Patrick M. Sheller
Patrick M. Sheller
General Counsel, Secretary, Chief Administrative Officer
and Senior Vice President
April 26, 2012