Form 10-Q
period 2012-04-27
EASTMAN KODAK CO
filed 2012-04-27
CIK 31235

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]  Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes    [   ]            No    [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each Class	Number of shares Outstanding at April 20, 2012
Common Stock, $2.50 par value	271,850,671

Eastman Kodak Company
Form 10-Q
March 31, 2012

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

EASTMAN KODAK COMPANY
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
(in millions, except per share data)
	Three Months Ended
	March 31,
	2012	2011
Net sales
Products	$841	$1,115
Services	182	192
Licensing & royalties (Note 8)	(58)	15
Total net sales	$965	$1,322
Cost of sales
Products	$777	$1,043
Services	150	154
Total cost of sales	$927	$1,197
Gross profit	$38	$125
Selling, general and administrative expenses	227	311
Research and development costs	66	78
Restructuring costs and other	94	33
Other operating expenses (income), net	(1)	(70)
Loss from continuing operations before interest expense, other income (charges), net, reorganization items, net and income taxes	(348)	(227)
Interest expense (contractual interest of $46)	36	38
Loss on early extinguishment of debt, net	7	-
Other income (charges), net	3	(8)
Reorganization items, net	88	-
Loss from continuing operations before income taxes	(476)	(273)
Benefit for income taxes	(110)	(24)
Loss from continuing operations	(366)	(249)
Earnings from discontinued operations, net of income taxes	-	3
NET LOSS ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$(366)	$(246)
Basic and diluted net (loss) earnings per share attributable to Eastman Kodak Company common shareholders:
Continuing operations	$(1.35)	$(0.92)
Discontinued operations	-	0.01
Total	$(1.35)	$(0.91)
Number of common shares used in basic and diluted net (loss) earnings per share	271.1	268.9

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

(in millions)	Three Months Ended
	March 31,
	2012	2011
NET LOSS ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$(366)	$(246)
Other comprehensive income (loss), net of tax:
Realized and unrealized gains from hedging activity, net of tax of $1 and $5 for the three months ended March 31, 2012 and 2011, respectively	2	9
Unrealized gain from investment, net of tax of $0 for the three months ended March 31, 2012 and 2011	1	-
Currency translation adjustments, net of tax of $0 for the three months ended March 31, 2012 and 2011	(15)	(2)
Pension and other postretirement benefit plan obligation activity, net of tax of $3 and $4 for the three months ended March 31, 2012 and 2011, respectively	28	36
Total comprehensive loss, net of tax	$(350)	$(203)

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENT OF RETAINED EARNINGS (Unaudited)
(in millions)

	Three Months Ended
	March 31,
	2012	2011

Retained earnings at beginning of period	$4,071	$4,969
Net loss	(366)	(246)
Loss from issuance of treasury stock	(60)	(7)
Retained earnings at end of period	$3,645	$4,716

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENT OF FINANCIAL POSITION (Unaudited)

(in millions)	March 31,	December 31,
	2012	2011
ASSETS
Current Assets
Cash and cash equivalents	$1,361	$861
Receivables, net	968	1,103
Inventories, net	676	607
Deferred income taxes	66	58
Other current assets	82	74
Total current assets	3,153	2,703
Property, plant and equipment, net of accumulated depreciation of $4,644 and $4,590, respectively	844	895
Goodwill	278	277
Other long-term assets	778	803
TOTAL ASSETS	$5,053	$4,678
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities
Accounts payable, trade	$484	$706
Short-term borrowings and current portion of long-term debt	42	152
Accrued income and other taxes	45	40
Other current liabilities	1,043	1,252
Total current liabilities	1,614	2,150
Long-term debt, net of current portion	1,446	1,363
Pension and other postretirement liabilities	1,457	3,053
Other long-term liabilities	408	462
Liabilities subject to compromise	2,831	-

Total Liabilities	7,756	7,028

Commitments and Contingencies (Note 9)

Equity (Deficit)
Common stock, $2.50 par value	978	978
Additional paid in capital	1,104	1,108
Retained earnings	3,645	4,071
Accumulated other comprehensive loss	(2,650)	(2,666)
	3,077	3,491
Less: Treasury stock, at cost	(5,782)	(5,843)
Total Eastman Kodak Company shareholders’ deficit	(2,705)	(2,352)
Noncontrolling interests	2	2
Total deficit	(2,703)	(2,350)

TOTAL LIABILITIES AND DEFICIT	$5,053	$4,678

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
	Three Months Ended
	March 31,
(in millions)	2012	2011

Cash flows from operating activities:
Net loss	$(366)	$(246)
Adjustments to reconcile to net cash used in operating activities:
Earnings from discontinued operations, net of income taxes	-	(3)
Depreciation and amortization	66	75
Gain on sales of businesses/assets	-	(71)
Loss on early extinguishment of debt	7	-
Non-cash restructuring costs, asset impairments and other charges	-	2
Provision for deferred income taxes	15	2
Decrease in receivables	156	177
Increase in inventories	(61)	(52)
Increase (decrease) in liabilities excluding borrowings	129	(383)
Other items, net	(14)	(16)
Total adjustments	298	(269)
Net cash used in continuing operations	(68)	(515)
Net cash used in discontinued operations	-	(10)
Net cash used in operating activities	(68)	(525)
Cash flows from investing activities:
Additions to properties	(10)	(23)
Proceeds from sales of businesses/assets	-	72
Business acquisitions, net of cash acquired	-	(27)
Funding of restricted cash and investment accounts	-	(22)
Marketable securities - sales	28	20
Marketable securities - purchases	(28)	(20)
Net cash used in investing activities	(10)	-
Cash flows from financing activities:
Proceeds from DIP credit agreement	686	-
Proceeds from other borrowings	-	247
Repayment of other borrowings	(119)	(50)
Debt issuance costs	(33)	(6)
Proceeds from sale and leaseback transaction	41	-
Net cash provided by financing activities	575	191
Effect of exchange rate changes on cash	3	10
Net increase (decrease) in cash and cash equivalents	500	(324)
Cash and cash equivalents, beginning of period	861	1,624
Cash and cash equivalents, end of period	$1,361	$1,300

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
(DEBTOR-IN-POSSESSION)
NOTES TO FINANCIAL STATEMENTS (Unaudited)

NOTE 1:  BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

BASIS OF PRESENTATION

The consolidated interim financial statements are unaudited, and certain information and footnote disclosures related therein normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been omitted in accordance with Rule 10-01 of Regulation S-X.  In the opinion of management, the accompanying unaudited consolidated financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements and reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results of operations, financial position and cash flows of Eastman Kodak Company, its wholly-owned subsidiaries, and its majority owned subsidiaries (collectively,  the Company).  The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year.  These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

On January 19, 2012 (the “Petition Date”), Eastman Kodak Company and its U.S. subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief (the “Bankruptcy Filing”) under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) case number 12-10202. The Company’s foreign subsidiaries (collectively, the “Non-Filing Entities”) were not part of the Bankruptcy Filing.  The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. The Non-Filing Entities will continue to operate in the ordinary course of business.

The Company incurred a net loss for the years ended 2011, 2010 and, 2009, as well as the three months ended March 31, 2012, and had a shareholders’ deficit as of March 31, 2012, December 31, 2011 and December 31, 2010.  To improve the Company’s performance and address competitive challenges, the Company is developing a strategic plan for the ongoing operation of the Company’s business.  Successful implementation of the Company’s plan, however, is subject to numerous risks and uncertainties.  In addition, the increasingly competitive industry conditions under which the Company operates have negatively impacted the Company’s financial position, results of operations and cash flows and may continue to do so in the future. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company’s ability to continue as a going concern is contingent upon the Company’s ability to comply with the financial and other covenants contained in its Debtor-in-Possession Credit Agreement (the “DIP Credit Agreement”), the Bankruptcy Court’s approval of the Company’s reorganization plan and the Company’s ability to successfully implement the Company’s plan and obtain exit financing, among other factors.  As a result of the Bankruptcy Filing, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession under chapter 11, the Company may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business (and subject to restrictions contained in the DIP Credit Agreement), for amounts other than those reflected in the accompanying consolidated financial statements. Further, the reorganization plan could materially change the amounts and classifications of assets and liabilities reported in the consolidated financial statements.  The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern or as a consequence of the Bankruptcy Filing.  See Note 2, “Chapter 11 Filing” for additional information.

Certain amounts for prior periods have been reclassified to conform to the current period classification due to changes in the Company’s Segment Reporting structure.  Refer to Note 16, “Segment Information”.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, “Intangibles-Goodwill and Other (Accounting Standards Codification (ASC) Topic 350) – Testing Goodwill for Impairment.”  ASU No. 2011-08 amends the impairment test for goodwill by allowing companies to first assess qualitative factors to determine if it is more likely than not that goodwill might be impaired and whether it is necessary to perform the current two-step goodwill impairment test.  The changes to the ASC as a result of this update were effective prospectively for interim and annual periods beginning after December 15, 2011 (January 1, 2012 for the Company).  The adoption of this guidance did not impact the Company’s Consolidated Financial Statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (ASC Topic 220) - Presentation of Comprehensive Income.”  ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity and requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  Subsequently, the FASB issued ASU No. 2011-12, “Comprehensive Income (ASC Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.”  ASU 2011-12 defers indefinitely the provision within ASU 2011-05 requiring entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the income statement and the statement in which other comprehensive income is presented.  ASU 2011-12 does not change the other provisions instituted within ASU 2011-05.   The amendments of both ASUs were effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011 (January 1, 2012 for the Company).  The adoption of this guidance required changes in presentation only and did not have an impact on the Company's Consolidated Financial Statements.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (ASC Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  ASU No. 2011-04 amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization.  The changes to the ASC as a result of this update were effective prospectively for interim and annual periods beginning after December 15, 2011 (January 1, 2012 for the Company).  The adoption of this guidance did not have a significant impact on the Company’s Consolidated Financial Statements.

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

In December 2011, the FASB issued ASU No. 2011-10, “Derecognition of in Substance Real Estate – a Scope Clarification,” which amends ASC Topic 360, “Property, Plant and Equipment.”  ASU No. 2011-10 states that when an investor ceases to have a controlling financial interest in an entity that is in-substance real estate as a result of a default on the entity’s nonrecourse debt, the investor should apply the guidance under ASC Subtopic 360-20, Property, Plant and Equipment – Real Estate Sales to determine whether to derecognize the entity’s assets (including real estate) and liabilities (including the nonrecourse debt).  The changes to the ASC as a result of this update are effective prospectively for deconsolidation events occurring during fiscal years, and interim periods within those years, beginning on or after June 15, 2012 (January 1, 2013 for the Company).  Adoption of this guidance will not impact the Company’s Consolidated Financial Statements.

NOTE 2:  CHAPTER 11 FILING

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

Operation and Implication of the Bankruptcy Filing

Under Section 362 of the Bankruptcy Code, the filing of voluntary bankruptcy petitions by the Debtors automatically stayed most actions against the Debtors, including most actions to collect indebtedness incurred prior to the Petition Date or to exercise control over the Company’s property.  Accordingly, although the Bankruptcy Filing triggered defaults for certain of the Debtors’ debt obligations, creditors are stayed from taking any actions as a result of such defaults.  Absent an order of the Bankruptcy Court, substantially all of the Company’s pre-petition liabilities are subject to settlement under a reorganization plan.  As a result of the Bankruptcy Filing the realization of assets and the satisfaction of liabilities are subject to uncertainty.  The Debtors, operating as debtors-in-possession under the Bankruptcy Code, may, subject to approval of the Bankruptcy Court, sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements.  Further, a confirmed reorganization plan or other arrangement may materially change the amounts and classifications in the Company’s consolidated financial statements.

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

The U.S. Trustee for the Southern District of New York (the “U.S. Trustee”) has appointed an official committee of unsecured creditors (the “UCC”).  The UCC and its legal representatives have a right to be heard on all matters affecting the Debtors that come before the Bankruptcy Court.  There can be no assurance that the UCC will support the Company’s positions on matters to be presented to the Bankruptcy Court in the future or on any reorganization plan, once proposed.

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

On April 13, 2012, the Company filed a motion with the Bankruptcy Court requesting an extension by 180 days to the period of time that the court gives the Company the exclusive right to file a plan of reorganization.  The extension concerns only the length of time in which the Company has the sole right to file a plan of reorganization, not the duration of the case.  The DIP Credit Agreement stipulates that a plan of reorganization should be filed by January 13, 2013.  The motion is expected to be heard by the Bankruptcy Court on April 30, 2012.

The Company presently expects that any proposed reorganization plan will provide, among other things, mechanisms for settlement of claims against the Debtors’ estates, treatment of the Company’s existing equity and debt holders, and certain corporate governance and administrative matters pertaining to the reorganized Company.  Any proposed reorganization plan will be subject to revision prior to submission to the Bankruptcy Court based upon discussions with the Company’s creditors and other interested parties, and thereafter in response to creditor claims and objections and the requirements of the Bankruptcy Code or the Bankruptcy Court.  There can be no assurance that the Company will be able to secure approval for the Company’s proposed reorganization plan from the Bankruptcy Court or that the Company’s proposed plan will be accepted by the lenders under the DIP Credit Agreement.  In the event the Company does not secure approval of the reorganization plan, the outstanding principal and interest could become immediately due and payable.

Pre-Petition Claims

On April 18, 2012, the Debtors filed schedules of assets and liabilities and statements of financial affairs with the Bankruptcy Court.  The Bankruptcy Court will ultimately determine the liability amounts, if any, that will be allowed for all claims.  The resolution of such claims could result in material adjustments to the Company’s financial statements.

Holders of pre-petition claims are required to file proofs of claims by the "bar dates" established by the Bankruptcy Court.  A bar date is the date by which certain claims against the Debtors must be filed if the claimants wish to receive any distribution in the chapter 11 proceedings.  The Bankruptcy Court has not yet established the bar date.  Differences between liability amounts estimated by the Company and claims filed by creditors will be investigated and, if necessary, the Bankruptcy Court will make a final determination of the allowable claim.  The determination of how liabilities will ultimately be treated cannot be made until the Bankruptcy Court approves a plan of reorganization.  Accordingly, the ultimate amount or treatment of such liabilities is not determinable at this time.

As of March 31, 2012, the Debtors' have received approximately 1,100 proofs of claim, primarily representing general unsecured claims, for an amount of approximately $181 million.  These claims will be reconciled to amounts recorded in liabilities subject to compromise in the Consolidated Statement of Financial Position.  Differences in amounts recorded and claims filed by creditors will be investigated and resolved, including through the filing of objections with the Bankruptcy Court, where appropriate.  The Company may ask the Court to disallow claims that the Company believes are duplicative, have been later amended or superseded, are without merit, are overstated or should be disallowed for other reasons.  In addition, as a result of this process, the Company may identify additional liabilities that will need to be recorded or reclassified to liabilities subject to compromise.  In light of the substantial number of claims filed, and expected to be filed, the claims resolution process may take considerable time to complete.

Financial Reporting in Reorganization

Expenses, gains and losses directly associated with reorganization proceedings are reported as Reorganization items, net in the accompanying Consolidated Statements of Operations for the three months ended March 31, 2012.  In addition, liabilities subject to compromise in the chapter 11 proceedings are distinguished from liabilities of Non-Filing Entities, fully secured liabilities not expected to be compromised and from post-petition liabilities in the accompanying Consolidated Statement of Financial Position as of March 31, 2012.  Where there is uncertainty about whether a secured claim will be paid or impaired under the chapter 11 proceedings, the Company has classified the entire amount of the claim as a liability subject to compromise.  Such liabilities are reported at amounts expected to be allowed, even though they may settle for lesser amounts.  These claims remain subject to future adjustments, which may result from: negotiations; actions of the Bankruptcy Court; disputed claims; rejection of contracts and unexpired leases; the determination as to the value of any collateral securing claims; proofs of claims; or other events.

Effective as of January 19, 2012, the Company ceased recording interest expense on outstanding pre-petition debt classified as liabilities subject to compromise.  Contractual interest expense represents amounts due under the contractual terms of outstanding debt, including debt subject to compromise.  For the period from January 19, 2012 through March 31, 2012 contractual interest expense related to liabilities subject to compromise of approximately $10 million has not been recorded, as it is not expected to be an allowed claim under the chapter 11 case.

Section 363 Asset Sales

On March 1, 2012, the Company entered into an agreement with Shutterfly, Inc. related to the proposed sale of certain assets of Kodak Gallery on-line photo services business for $23.8 million (the Stalking Horse Purchase Agreement).  On March 22, 2012, the Bankruptcy Court authorized the entry into the Stalking Horse Purchase Agreement, approved the auction procedures and established the sale hearing date, which is currently scheduled for April 30, 2012.

Eastman Kodak Company Guarantee

Eastman Kodak Company (EKC) has issued a guarantee to Kodak Limited (Subsidiary) and the Trustee (Trustee) of the Kodak Pension Plan of the United Kingdom (Plan).  Under that arrangement, EKC guaranteed to the Subsidiary and the Trustee the ability of the Subsidiary, only to the extent it becomes necessary to do so, to (1) make contributions to the Plan to ensure sufficient assets exist to make plan benefit payments, and (2) make contributions to the Plan such that it will achieve full funded status by the funding valuation for the period ending December 31, 2022.

The funded status of the Plan (calculated in accordance with U.S. GAAP) is included in Pension and other postretirement liabilities presented in the Consolidated Statement of Financial Position.  It is expected that the funding of the Plan will be resolved as part of the Bankruptcy Filing, in which the Trustee is asserting an unsecured claim by virtue of the guarantee.

In connection with the issuance of the guarantee, the Subsidiary agreed to make certain contributions to the Plan as determined by a funding plan agreed to by the Trustee.  Under the terms of this agreement, the Subsidiary is obligated to pay a minimum amount of $50 million to the Plan in each of the years 2011 through 2014, and a minimum amount of $90 million to the Plan in each of the years 2015 through 2022.  Future funding beyond 2022 may be required if the Plan is still not fully funded as determined by the funding valuation for the period ending December 31, 2022.  These payment amounts for the years 2015 through 2022 could be lower, and the payment amounts for all years noted could be higher by up to $5 million, based on the exchange rate between the U.S. dollar and British pound.  These minimum amounts do not include potential contributions related to tax benefits received by the Subsidiary.

The amount of potential future contributions is dependent on the funding status of the Plan as it fluctuates over the term of the guarantee.  The funded status of the Plan may be materially impacted by future changes in the key assumptions used in the valuation of the Plan, particularly the discount rate and expected rate of return on plan assets.

NOTE 3: LIABILITIES SUBJECT TO COMPROMISE

The following table reflects pre-petition liabilities that are subject to compromise.

As of
(in millions)	March 31,
2012
Accounts payable	$321
Debt subject to compromise	592
Pension and postretirement obligations	1,773
Other liabilities subject to compromise	145
Liabilities subject to compromise	$2,831

The Bankruptcy Filing constituted an event of default with respect to certain of the Company’s debt instruments. Refer to Note 7, “Short-Term Borrowings and Long-Term Debt” for additional information.  Other liabilities subject to compromise include accrued liabilities for customer programs, deferred compensation, environmental, contract and lease rejections. The amount of liabilities subject to compromise represents the Company’s estimate of known or potential pre-petition claims to be addressed in connection with the Bankruptcy Proceedings. Refer to Note 2, "Chapter 11 Filing" for additional information.

NOTE 4:  REORGANIZATION ITEMS, NET

A summary of reorganization items, net for the three months ended March 31, 2012 is presented in the following table:

Three Months Ended
March 31,
(in millions)	2012

Professional fees	$52
DIP credit agreement financing costs	36
Reorganization items, net	$88

NOTE 5:  RECEIVABLES, NET

	As of
	March 31,	December 31,
(in millions)	2012	2011

Trade receivables	$800	$996
Miscellaneous receivables	168	107
Total (net of allowances of $53 and $51 as of March 31, 2012 and December 31, 2011, respectively)	$968	$1,103

Approximately $155 million and $191 million of the total trade receivable amounts as of March 31, 2012 and December 31, 2011, respectively, will potentially be settled through customer deductions in lieu of cash payments.  Such deductions represent rebates owed to the customer and are included in Other current liabilities in the accompanying Consolidated Statement of Financial Position at each respective balance sheet date.

NOTE 6:  INVENTORIES, NET

	As of
(in millions)	March 31,	December 31,
	2012	2011

Finished goods	$412	$379
Work in process	142	123
Raw materials	122	105

Total	$676	$607

NOTE 7:  SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Long-term debt and related maturities and interest rates were as follows at March 31, 2012 and December 31, 2011:

				As of
(in millions)				March 31, 2012	December 31, 2011

			Weighted-Average
			Effective
			Interest	Carrying	Carrying
Country	Type	Maturity	Rate	Value	Value

Current portion:
U.S.	Revolver	2013	4.75%	$-	$100
Germany	Term note	2012-2013	6.16%	40	40
U.S.	Term note	2012-2013	6.16%	-	10
Brazil	Term note	2012-2013	19.80%	2	2
				42	152
Non-current portion:
U.S.	DIP Credit Agreement	2013	9.02%	669	-
Germany	Term note	2011-2013	6.16%	36	25
Brazil	Term note	2012-2013	19.80%	2	3
U.S.	Secured term note	2018	10.11%	492	491
U.S	Secured term note	2019	10.87%	247	247
				1,446	766
Liabilities subject to compromise:
U.S.	Term note	2011-2013	6.16%	19	19
U.S.	Term note	2013	7.25%	250	250
U.S.	Revolver	2013	4.75%	-	-
U.S.	Convertible	2017	12.75%	310	315
U.S.	Term note	2018	9.95%	3	3
U.S.	Term note	2021	9.20%	10	10
				592	597
				$2,080	$1,515

Annual maturities (in millions) of debt outstanding at March 31, 2012, excluding debt classified as liabilities subject to compromise, were as follows:

	Carrying	Maturity
	Value	Value

2012	$42	$42
2013	708	719
2014	-	-
2015	-	-
2016	-	-
2017 and thereafter	738	750
Total	$1,488	$1,511

Debtor-in-Possession Credit Agreement

In connection with the Bankruptcy Filing, on January 20, 2012, the Company and Kodak Canada Inc. (the “Canadian Borrower” and, together with the Company, the “Borrowers”) entered into a Debtor-in-Possession Credit Agreement, as amended on January 25, 2012 (the “DIP Credit Agreement”), with certain subsidiaries of the Company and the Canadian Borrower signatory thereto (“Subsidiary Guarantors”), the lenders signatory thereto (the “Lenders”), Citigroup Global Markets Inc., as sole lead arranger and bookrunner, and Citicorp North America, Inc., as syndication agent, administration agent and co-collateral agent (the “Agent”).  Pursuant to the terms of the DIP Credit Agreement, the Lenders agreed to lend in an aggregate principal amount of up to $950 million, consisting of an up to $250 million super-priority senior secured asset-based revolving credit facility and an up to $700 million super-priority senior secured term loan facility (collectively, the “Loans”).  A portion of the revolving credit facility will be available to the Canadian Borrower and may be borrowed in Canadian Dollars.  The DIP Credit Agreement was approved on February 15, 2012 by the Bankruptcy Court.  The DIP Credit Agreement terminates and all outstanding obligations must be repaid on the earliest to occur of (i) July 20, 2013, (ii) the date of the substantial consummation of certain reorganization plans and (iii) certain other events, including Events of Default and repayment in full of the obligations pursuant to a mandatory prepayment.

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

The DIP Credit Agreement limits, among other things, the Borrowers’ and the Subsidiary Guarantors’ ability to (i) incur indebtedness, (ii) incur or create liens, (iii) dispose of assets, (iv) prepay subordinated indebtedness and make other restricted payments, (v) enter into sale and leaseback transactions and (vi) modify the terms of any organizational documents and certain material contracts of the Borrowers and the Subsidiary Guarantors.  In addition to standard obligations, the DIP Credit Agreement provides for specific milestones that the Company must achieve by specific target dates.  In addition, the Company and its subsidiaries are required to maintain consolidated Adjusted EBITDA (as defined in the DIP Credit Agreement) of not less than a specified level for certain periods, with the specified levels ranging from $(130) million to $175 million depending on the applicable period.  The adjusted EBITDA covenant is first applicable in the three month period ended April 30, 2012.  The Company and its subsidiaries must also maintain minimum U.S. Liquidity (as defined in the DIP Credit Agreement) ranging from $100 million to $250 million depending on the applicable period.  The Company was required to maintain U.S. Liquidity of $125 million and $250 million for the periods from January 20, 2012 to February 15, 2012 and February 16, 2012 to March 31, 2012, respectively.  For the periods from April 1, 2012 to September 30, 2012 and October 1, 2012 through the termination of the DIP Credit Agreement, the Company must maintain U.S. Liquidity of $150 million and $100 million, respectively.  The Company was in compliance with all covenants under the DIP credit agreement as of March 31, 2012.

The Company must prepay the DIP Credit Agreement with all net cash proceeds from sales of or casualty events relating to certain types of collateral consisting of accounts, inventory, equipment or machinery.  In addition, all net cash proceeds from any sale in respect of the Company’s digital imaging patent portfolio must be used to prepay the DIP Credit Agreement.  With respect to all other asset sales or casualty events, or intellectual property licensing or settlement agreements, 75% of the net cash proceeds must be used to prepay the DIP Credit Agreement and 25% may be retained by the Company.  However, once the Company’s share of these retained proceeds totals $150 million, all remaining and future net proceeds must be used to prepay the DIP Credit Agreement.  Furthermore, under the terms of the DIP Credit Agreement the Company must file a motion with the Bankruptcy Court to approve bid procedures relating to a sale of all, or substantially all of, the Company’s digital imaging patent portfolio by June 30, 2012.

The Borrowers drew $700 million in term loans under the DIP Credit Agreement during the quarter ended March 31, 2012 and issued approximately $102 million of letters of credit under the revolving credit facilities.  Under the DIP Credit Agreement borrowing base calculation the Borrowers had approximately $80 million available under the revolving credit facility.   Availability under the DIP Credit Agreement is subject to borrowing base availability, reserves and other limitations.

Second Amended and Restated Credit Agreement

On April 26, 2011, the Company and its subsidiary, Kodak Canada, Inc., together with the Company’s U.S. subsidiaries as guarantors entered into a Second Amended and Restated Credit Agreement (Second Amended Credit Agreement), with the named lenders and Bank of America, N.A. as administrative agent, in order to amend and extend its Amended and Restated Credit Agreement dated as of March 31, 2009, as amended (Amended Credit Agreement).

On January 20, 2012, the Company repaid all obligations and terminated all commitments under the Second Amended and Restated Credit Agreement in connection with entering into and drawing funds from the DIP Credit Agreement.  The repayment resulted in a loss on early extinguishment of debt of $7 million.

Second Lien Holders Agreement

On February 14, 2012, the Company reached an adequate protection agreement with a group representing at least 50.1% of the Second Lien Note Holders (2019 Senior Secured Note Holders and 2018 Senior Secured Note Holders), which was reflected in the final DIP Credit Agreement order (the "Final DIP Order").  The Company agreed, among other things, to provide all Second Lien Note Holders with a portion of the proceeds received from certain sales and settlements in respect of the Company’s digital imaging patent portfolio subject to the following waterfall and the Company’s right to retain a percentage of certain proceeds under the DIP Credit Agreement: first, to repay any outstanding obligations under the DIP Credit Agreement, including cash collateralizing letters of credit (unless certain parties otherwise agree); second, to pay 50% of accrued second lien interest at the non-default rate; third, the Company retains $250 million; fourth, to pay 50% of accrued second lien interest at the non-default rate; fifth, any remaining proceeds up to $2,250 million to be split 60% to the Company and 40% to repay outstanding second lien debt at par; and sixth, the Company agreed that any proceeds above $2,250 million will be split 50% to the Company and 50% to Second Lien Note Holders until second lien debt is fully paid.  The Company also agreed to pay current interest to Second Lien Note Holders upon the receipt of $250 million noted above.  Subject to the satisfaction of certain conditions, the Company also agreed to pay reasonable fees of certain advisors to the Second Lien Note Holders.

The Bankruptcy Filing constituted an event of default with respect to the Company’s Senior Secured Notes due 2019 and Senior Secured Notes due 2018.  The creditors are, however, stayed from taking any action as a result of the default under Section 362 of the Bankruptcy Code.  As a result of the adequate protection agreement reached with the Second Lien Note Holders, these debt obligations are considered fully secured and have not been reported as liabilities subject to compromise.

Debt Subject to Compromise

The Bankruptcy Filing constituted an event of default with respect to certain of the Company’s unsecured debt obligations.   As a result of the Bankruptcy Filing, the principal and interest due under these debt instruments shall be immediately due and payable.  However, the creditors are stayed from taking any action as a result of the default under Section 362 of the Bankruptcy Code.  The carrying value of debt subject to compromise is net of any original issue discounts and debt issuance costs.

NOTE 8:  INCOME TAXES

The Company’s income tax (benefit) provision and effective tax rate were as follows:

(dollars in millions)	Three Months Ended
	March 31,
	2012	2011
Loss from continuing operations before income taxes	$(476)	$(273)
Effective tax rate	23.1%	8.8%
Benefit for income taxes	$(110)	$(24)
Benefit for income taxes @ 35%	$(167)	$(96)
Difference between tax at effective vs. statutory rate	$57	$72

For the three months ended March 31, 2012, the difference between the Company’s recorded benefit and the provision that would result from applying the U.S. statutory rate of 35.0% is primarily attributable to: (1) losses generated within the U.S. and certain jurisdictions outside the U.S. for which no benefit was recognized due to management’s conclusion that it was more likely than not that the tax benefits would not be realized, (2) a provision associated with the establishment of a deferred tax asset valuation allowance outside the U.S., (3) a benefit as a result of the Company reaching a settlement of a competent authority claim, and (4) tax accounting impacts related to items reported in Accumulated other comprehensive loss.

In March 2011, the Company filed a Request for Competent Authority Assistance with the United States Internal Revenue Service (IRS).  The request related to a potential double taxation issue with respect to certain patent licensing royalty payments received by the Company in 2009 and 2010.

In March 2012, the Company received notification that the IRS had reached agreement with the Korean National Tax Service (NTS) with regards to the Company’s March 2011 request.  As a result of the agreement reached by the IRS and NTS, the Company is due a partial refund of Korean withholding taxes in the amount of $122 million.

The Company had previously agreed with the licensees that made the royalty payments that any refunds of the related Korean withholding taxes would be shared equally between the Company and the licensees.  The licensees’ share ($61 million) of the Korean withholding tax refund has therefore been reported as a licensing revenue reduction.  $27 million of the refund which has not yet been received by the Company, has been reported as a miscellaneous receivable included in Receivables, net on the Consolidated Statement of Financial Position.

During the first quarter of 2012, the Company determined that it is more likely than not that a portion of the deferred tax assets outside the U.S. would not be realized and accordingly, recorded a tax provision of $16 million associated with the establishment of a valuation allowance on those deferred tax assets.

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

NOTE 9:  COMMITMENTS AND CONTINGENCIES

Environmental
The Company’s undiscounted accrued liabilities for future environmental investigation, remediation, and monitoring costs are composed of the following items:

	As of
(in millions)	March 31,	December 31,
	2012	2011

Eastman Business Park site, Rochester, NY	$49	$49
Other operating sites	9	9
Sites associated with other operations	19	19
Sites associated with the non-imaging health businesses sold in 1994	18	18
Total	$95	$95

These amounts are reported in Other long-term liabilities and Liabilities subject to compromise in the accompanying Consolidated Statement of Financial Position.

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

The Company is presently designated as a potentially responsible party (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (Superfund Law), or under similar state laws, for environmental assessment and cleanup costs as the result of the Company’s alleged arrangements for disposal of hazardous substances at eight Superfund sites.  In connection with the chapter 11 filing, the Company has provided withdrawal notifications or entered into settlement negotiations with involved regulatory agencies.  The affected regulatory agencies may file claims in these matters.

Among these matters is a case in which the Company and Sterling Drug were named by the U.S. Environmental Protection Agency (EPA) as a PRP with potential liability for the study and remediation of the Lower Passaic River Study Area (LPRSA) portion of the Diamond Alkali Superfund Site, based on the Company’s ownership of Sterling Drug from 1988 to 1994 and retention of certain Sterling Drug liabilities and a defense and indemnification agreement between the Company and Bayer, which purchased all stock in Sterling Drug (now STWB).   The Company and Sterling Drug were also named as third-party defendants (along with approximately 300 other entities) in an action initially brought by the New Jersey Department of Environmental Protection (NJDEP) in the Supreme Court of New Jersey, Essex County seeking recovery of all costs associated with the investigation, removal, cleanup and damage to natural resources resulting from the disposal of various forms of chemicals in the Passaic River. The damages are alleged to potentially range "from hundreds of millions to several billions of dollars”.  The litigation against Kodak was stayed by the bankruptcy proceeding.  Based on currently available information, the Company has been unable to reasonably estimate a range of loss pertaining to this matter at this time.

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

Other Commitments and Contingencies

As of March 31, 2012, the Company had outstanding letters of credit of $102 million issued under the DIP Credit Agreement, as well as bank guarantees and letters of credit of $17 million, surety bonds in the amount of $24 million, and cash and investments in trust of $33 million, primarily to ensure the payment of possible casualty and workers’ compensation claims, environmental liabilities, legal contingencies, rental payments, and to support various customs, tax and trade activities.  The restricted cash and investment amounts are recorded within Other long-term assets in the Consolidated Statement of Financial Position.

In March 2012, the Company sold a property in Mexico for approximately $41 million and leased back the property for a one-year term.  The pre-tax gain on the property sale of approximately $35 million was deferred and no gain was recognizable upon the closing of the sale as the Company has continuing involvement in the property.  The deferred pre-tax gain is reported in Other current liabilities as of March 31, 2012.

The Company’s Brazilian operations are involved in governmental assessments of indirect and other taxes in various stages of litigation, primarily related to federal and state value-added taxes.  The Company is disputing these matters and intends to vigorously defend its position.  Based on the opinion of legal counsel and current reserves already recorded for those matters deemed probable of loss, management does not believe that the ultimate resolution of these matters will materially impact the Company’s results of operations or financial position.  The Company routinely assesses all these matters as to the probability of ultimately incurring a liability in its Brazilian operations and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable.  As of March 31, 2012, the unreserved portion of these contingencies, inclusive of any related interest and penalties, for which there was at least a reasonable possibility that a loss may be incurred, amounted to approximately $71 million.

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

NOTE 10:  GUARANTEES

The Company guarantees debt and other obligations of certain customers.  The debt and other obligations are primarily due to banks and leasing companies in connection with financing of customers’ purchases of equipment and product from the Company.  At March 31, 2012, the maximum potential amount of future payments (undiscounted) that the Company could be required to make under these customer-related guarantees was $24 million.  At March 31, 2012, the carrying amount of any liability related to these customer guarantees was not material.

The customer financing agreements and related guarantees, which mature through  2016, typically have a term of 90 days for product and short-term equipment financing arrangements, and up to five years for long-term equipment financing arrangements.  These guarantees would require payment from the Company only in the event of default on payment by the respective debtor.  In some cases, particularly for guarantees related to equipment financing, the Company has collateral or recourse provisions to recover and sell the equipment to reduce any losses that might be incurred in connection with the guarantees.  However, any proceeds received from the liquidation of these assets would not cover the maximum potential loss under these guarantees.

The Company also guarantees potential indebtedness to banks and other third parties for some of its consolidated subsidiaries.  The maximum amount guaranteed is $155 million, and the outstanding amount for those guarantees is $139 million with $76 million recorded within the Short-term borrowings and current portion of long-term debt, and Long-term debt, net of current components in the accompanying Consolidated Statement of Financial Position.  These guarantees expire in 2012 through 2019.  Pursuant to the terms of the Company's DIP Credit Agreement, obligations of the Borrowers to the Lenders under the DIP Credit Agreement, as well as secured agreements in an amount not to exceed $75 million, are guaranteed by the Company and the Company’s U.S. subsidiaries and included in the above amounts.  These secured agreements totaled $25 million as of March 31, 2012.

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

(in millions)

Accrued warranty obligations as of December 31, 2011	$46
Actual warranty experience during 2012	(23)
2012 warranty provisions	23
Accrued warranty obligations as of March 31, 2012	$46

The Company also offers its customers extended warranty arrangements that are generally one year, but may range from three months to three years after the original warranty period.  The Company provides repair services and routine maintenance under these arrangements.  The Company has not separated the extended warranty revenues and costs from the routine maintenance service revenues and costs, as it is not practicable to do so.  Therefore, these revenues and costs have been aggregated in the discussion that follows.  Costs incurred under these arrangements for the three months ended March 31, 2012 amounted to $72 million.  The change in the Company's deferred revenue balance in relation to these extended warranty and maintenance arrangements from December 31, 2011 to March 31, 2012, which is reflected in Other current liabilities in the accompanying Consolidated Statement of Financial Position, was as follows:

(in millions)

Deferred revenue on extended warranties as of December 31, 2011	$120
New extended warranty and maintenance arrangements in 2012	98
Recognition of extended warranty and maintenance arrangement revenue in 2012	(97)
Deferred revenue on extended warranties as of March 31, 2012	$121

NOTE 11:  RESTRUCTURING LIABILITIES

Charges for restructuring activities are recorded in the period in which the Company commits to a formalized restructuring plan, or executes the specific actions contemplated by the plan, and all criteria for liability recognition under the applicable accounting guidance have been met.  Restructuring actions taken in the first three months of 2012 were initiated to reduce the Company's cost structure as part of its commitment to drive sustainable profitability.  First quarter actions included the dedicated capture devices business exit announced in February, traditional manufacturing capacity reductions in the U.S. and Mexico, and various targeted reductions in research and development, sales, service, and other administrative functions.

Restructuring Reserve Activity

The activity in the accrued balances and the non-cash charges and credits incurred in relation to restructuring activities for the three months ended March 31, 2012 were as follows:

			Long-lived Asset
		Exit	Impairments and
	Severance	Costs	Inventory	Accelerated
(in millions)	Reserve	Reserve	Write-downs	Depreciation	Total

Balance as of December 31, 2011	$38	$22	$-	$-	$60

Q1 2012 charges	92	2	-	1	95
Q1 2012 utilization/cash payments	(20)	(3)	-	(1)	(24)
Q1 2012 other adjustments & reclasses (1)	(55)	(8)	-	-	(63)
Balance as of March 31, 2012	$55	$13	$-	$-	$68

(1) The $(63) million includes $(55) million for severance-related charges for special termination benefits, which are reflected in Pension and other postretirement liabilities in the Consolidated Statement of Financial Position.  The remaining $(8) million reflects amounts reclassified as Liabilities Subject to Compromise.
For the three months ended March 31, 2012, the $95 million of charges include $1 million for accelerated depreciation which was reported in Cost of sales in the accompanying Consolidated Statement of Operations.  The remaining costs incurred of $94 million were reported as Restructuring costs and other in the accompanying Consolidated Statement of Operations for the three months ended March 31, 2012.  The severance and exit costs reserves require the outlay of cash, while long-lived asset impairments, accelerated depreciation and inventory write-downs represent non-cash items.

The first quarter 2012 severance costs related to the elimination of approximately 1,700 positions, including approximately 1,200 manufacturing/service positions, 250 research and development positions, and 250 administrative positions.  The geographic composition of these positions includes approximately 1,025 in the United States and Canada, and 675 throughout the rest of the world.

The charges of $95 million recorded in the first quarter of 2012 included $27 million applicable to the Consumer segment, $26 million applicable to the Commercial segment, and $42 million that was applicable to manufacturing, research and development, and administrative functions, which are shared across all segments.

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

NOTE 12:  RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of the net periodic benefit cost for all major funded and unfunded U.S. and Non-U.S. defined benefit plans for the three months ended March 31 are as follows:

	Three Months Ended March 31,
(in millions)	2012		2011
	U.S.	Non-U.S.	U.S.	Non-U.S.
Major defined benefit plans:
Service cost	$12	$4	$13	$4
Interest cost	54	39	63	45
Expected return on plan assets	(97)	(44)	(109)	(52)
Amortization of:
Recognized prior service cost	-	1	-	1
Recognized net actuarial loss	43	17	17	13
Pension expense (income) before special termination benefits, curtailments, and settlements	12	17	(16)	11
Special termination benefits	54	-	11	1
Net pension expense (income)	66	17	(5)	12
Other plans including unfunded plans	-	4	-	3
Total net pension expense (income) from continuing operations	$66	$21	$(5)	$15

For the three months ended March 31, 2012 and 2011, $54 million and $12 million, respectively, of special termination benefits charges were incurred as a result of the Company's restructuring actions.  These charges have been included in Restructuring costs and other in the Consolidated Statement of Operations.

The Company made contributions (funded plans) or paid benefits (unfunded plans) totaling approximately $8 million relating to its major U.S. and non-U.S. defined benefit pension plans for the three months ended March 31, 2012.  The Company expects its contribution (funded plans) and benefit payment (unfunded plans) requirements for its major U.S. and non-U.S. defined benefit pension plans for the balance of 2012 to be approximately $88 million.

Postretirement benefit costs for the Company's U.S. and Canada postretirement benefit plans, which represent the Company's major postretirement plans, include:

	Three Months Ended
	March 31,
(in millions)	2012	2011

Service cost	$-	$-
Interest cost	13	16
Amortization of:
Prior service credit	(19)	(19)
Recognized net actuarial loss	8	8
Total net postretirement benefit expense	$2	$5

The Company paid benefits totaling approximately $33 million relating to its U.S. and Canada postretirement benefit plans for the three months ended March 31, 2012.  The Company expects to pay benefits of approximately $87 million for these postretirement plans for the balance of 2012.

On February 27, 2012, the Company made a motion to the Bankruptcy Court requesting approval to terminate certain retiree Medicare supplemental benefits.  On April 4, 2012, the Company filed a motion with the Bankruptcy Court to create a retiree committee and, at the same time, withdrew the motion to terminate certain retiree Medicare supplemental benefits.

NOTE 13:  OTHER OPERATING EXPENSES (INCOME), NET

	Three Months Ended
	March 31,
(in millions)	2012	2011

Expenses (income):
Gain on sale of certain image sensor patents	$-	$(62)
Other	(1)	(8)
Total	$(1)	$(70)

NOTE 14:  EARNINGS PER SHARE

Basic earnings per share computations are based on the weighted-average number of shares of common stock outstanding during the year.  As a result of the net loss from continuing operations presented for the three months ended March 31, 2012, the Company calculated diluted earnings per share using weighted-average basic shares outstanding for those periods, as utilizing diluted shares would be anti-dilutive to loss per share.  Weighted-average basic shares outstanding for the three months ended March 31, 2012 were 271.1 million.

If the Company had reported earnings from continuing operations for the quarter ended March 31, 2012, no additional shares of the Company’s common stock would have been included in the computation of diluted earnings per share since they were all anit-dilutive.  However, potential shares of the Company’s common stock related to the assumed conversion of (1) approximately 13.1 million outstanding employee stock options, (2) approximately 40.0 million outstanding detachable warrants to purchase common shares, and (3) approximately $318 million of convertible senior notes due 2017 would still have been excluded from the computation of diluted earnings per share, as these securities were anti-dilutive.

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

 NOTE 15:  SHAREHOLDERS' EQUITY

The Company has 950 million shares of authorized common stock with a par value of $2.50 per share, of which 391 million shares had been issued as of March 31, 2012 and December 31, 2011.  Treasury stock at cost consisted of approximately 119 million and 120 million shares as of March 31, 2012 and December 31, 2011, respectively.

NOTE 16:  SEGMENT INFORMATION

Current Segment Reporting Structure

Effective January 1, 2012, the Company has two reportable segments: the Consumer Segment and the Commercial Segment.   Prior period segment results have been revised to conform to the current period segment reporting structure.  A description of the segments follows.

Commercial Segment:   Commercial encompasses Graphics, Entertainment & Commercial Film Businesses, Digital and Functional Printing, and Enterprise Services and Solutions.

Consumer Segment:  Consumer encompasses Intellectual Property licensing activities related to the Company's intellectual property in digital imaging products and the Consumer Business.  The Consumer Business encompasses Retail Systems Solutions, Consumer Inkjet Systems, Traditional Photofinishing, and Digital Capture and Devices.

Segment financial information is shown below:
	Three Months Ended March 31,
(in millions)	2012	2011

Net sales from continuing operations:

Commercial Segment	$672	$808
Consumer Segment	293	514
Consolidated total	$965	$1,322

	Three Months Ended March 31,
(in millions)	2012	2011

(Loss) earnings from continuing operations before interest expense, other income (charges), net and income taxes:

Commercial Segment	$ (64)	$ (67)
Consumer Segment	(164)	(187)
Total of reportable segments	(228)	(254)
Restructuring costs and other	(95)	(35)
Corporate components of pension and OPEB expense	(30)	(8)
Other operating (expenses) income, net	1	70
Legal contingencies and settlements	4	-
Loss on early extinguishment of debt, net	(7)	-
Interest expense	(36)	(38)
Other income (charges), net	3	(8)
Reorganization items, net	(88)	-
Consolidated loss from continuing operations before income taxes	$ (476)	$ (273)

(in millions)	As of March 31, 2012	As of December 31, 2011

Segment total assets:

Commercial Segment	$1,974	$1,989
Consumer Segment	1,197	1,312
Total of reportable segments	3,171	3,301
Cash and marketable securities	1,368	867
Deferred income tax assets	514	510
Consolidated total assets	$5,053	$4,678

NOTE 17:  FINANCIAL INSTRUMENTS

The following table presents the carrying amounts, estimated fair values, and location in the Consolidated Statement of Financial Position for the Company’s financial instruments:

			Value Of Items Recorded At Fair Value
(in millions)			As of March 31, 2012
			Total	Level 1	Level 2	Level 3
ASSETS
Marketable securities
Short-term available-for-sale	Other current assets		$7	$7	$-	$-
Long-term available-for-sale	Other long-term assets		8	8	-	-

Derivatives
Short-term foreign exchange contracts	Receivables, net		1	-	1	-

LIABILITIES

Derivatives
Short-term foreign exchange contracts	Other current liabilities		2	-	2	-

ASSETS			Value Of Items Not Recorded At Fair Value
Marketable securities

Long-term held-to-maturity	Other long-term assets	Carrying value	$31	$31	$-	$-
		Fair value	31	31	-	-
LIABILITIES
Debt
Short-term debt	Short-term borrowings and current portion of long-term debt	Carrying value	42	-	42	-
		Fair value	32	-	32	-

Long-term debt	Long-term debt, net of current portion	Carrying value	1,446	-	1,446	-
		Fair value	1,357	-	1,357	-

Debt subject to compromise	Liabilities subject to compromise	Carrying value	592	-	592	-
		Fair value	206	-	206	-

The Company does not utilize financial instruments for trading or other speculative purposes.

Fair Value

The fair values of marketable securities are determined using quoted prices in active markets for identical assets (Level 1 fair value measurements).  Fair values of the Company’s forward contracts are determined using other observable inputs (Level 2 fair value measurements), and are based on the present value of expected future cash flows (an income approach valuation technique) considering the risks involved and using discount rates appropriate for the duration of the contracts.  Transfers between levels of the fair value hierarchy are recognized based on the actual date of the event or change in circumstances that caused the transfer.  There were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2012.

Fair values of long-term borrowings are determined by reference to quoted market prices, if available, or by pricing models based on the value of related cash flows discounted at current market interest rates.  The carrying values of cash and cash equivalents and trade receivables (which are not shown in the table above) approximate their fair values.

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

(in millions)	Three Months Ended
	March 31,
	2012	2011

Net loss	$ 7	$ 13

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

The Company’s financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments.  The Company manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties.  The Company has procedures to monitor the credit exposure amounts.  The maximum credit exposure at March 31, 2012 was not significant to the Company.

In the event of a default under the Company’s DIP Credit Agreement, or one of the Company’s Indentures, or a default under any derivative contract or similar obligation of the Company, subject to certain minimum thresholds, the derivative counterparties would have the right, although not the obligation, to require immediate settlement of some or all open derivative contracts at their then-current fair value, but with liability positions netted against asset positions with the same counterparty.  At March 31, 2012, the Company had open derivative contracts in liability positions with a total fair value of $2 million.

The location and amounts of pre-tax gains and losses related to derivatives reported in the Consolidated Statement of Operations are shown in the following tables:

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI Into Cost of Sales (Effective Portion)		Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(in millions)	For the three months ended March 31,		For the three months ended March 31,		For the three months ended March 31,
	2012	2011	2012	2011	2012	2011

Commodity contracts	$1	$14	$(2)	$-	$-	$-

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative
(in millions)		For the three months ended March 31,
		2012	2011

Foreign exchange contracts	Other income (charges), net	$ (8)	$ -

Foreign Currency Forward Contracts

The Company’s foreign currency forward contracts used to mitigate currency risk related to existing foreign currency denominated assets and liabilities are not designated as hedges, and are marked to market through net (loss) earnings at the same time that the exposed assets and liabilities are remeasured through net (loss) earnings (both in Other income (charges), net).  The notional amount of such contracts open at March 31, 2012 was approximately $781 million.  The majority of the contracts of this type held by the Company are denominated in euros and Swiss francs.

Silver Forward Contracts

The Company may enter into silver forward contracts that are designated as cash flow hedges of commodity price risk related to forecasted purchases of silver.  The Company had no open hedges as of March 31, 2012.

In January 2012, the Company terminated all its existing hedges at a loss of $5 million.  These hedges were designated as secured agreements under the Second Amended and Restated Credit Agreement and needed to be settled prior to the termination of that facility in conjunction with the Company’s DIP Credit Agreement.  Since the hedged transactions are still expected to occur in the originally specified time frame, this loss will remain in Accumulated other comprehensive loss until the related silver-containing products are sold to third parties.  Hedge gains and losses related to these silver forward contracts are reclassified into cost of sales as the related silver-containing products are sold to third parties.  These gains or losses transferred to cost of sales are generally offset by increased or decreased costs of silver purchased in the open market.  The amount of existing gains and losses at March 31, 2012 to be reclassified into earnings within the next 12 months is a net loss of $3 million.

NOTE 18:  CONDENSED COMBINED DEBTOR-IN-POSSESSION FINANCIAL INFORMATION

The financial statements below represent the condensed combined financial statements of the Debtors.  Effective January 1, 2012, the Company’s Non-Filing Entities are accounted for as non-consolidated subsidiaries in these financial statements and, as such, their net loss is included as “Equity in loss of non-filling entities, net of tax” in the Debtors’ Statement of Operations and their net assets are included as “Investments in non-filling entities” in the Debtors’ Statement of Financial Position.

Intercompany transactions between the Debtors have been eliminated in the financial statements contained herein.  Intercompany transactions between the Debtors and Non-Filing Entities have not been eliminated in the Debtor’s financial statements.

DEBTORS’ STATEMENT OF OPERATIONS (Unaudited)
(in millions, except per share data)

Three Months Ended
(in millions)	March 31, 2012

Net sales
Products	$386
Services	93
Licensing & royalties	(58)
Total net sales	$421
Cost of sales
Products	$431
Services	82
Total cost of sales	$513
Gross profit	$(92)
Selling, general and administrative expenses	115
Research and development costs	54
Restructuring costs and other	72
Other operating expenses (income), net	(1)
Loss from continuing operations before interest expense, other income (charges), net, reorganization items, net and income taxes	(332)
Interest expense (contractual interest of $46 million)	36
Loss on early extinguishment of debt, net	7
Other income (charges), net	3
Reorganization items, net	88
Loss from continuing operations before income taxes	(460)
Benefit for income taxes	(135)
Net loss	(325)
Equity in loss of non-filing entities, net of tax	(41)
NET LOSS ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$(366)

DEBTORS’ STATEMENT OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

(in millions)	Three Months Ended
March 31, 2012

NET LOSS ATTRIBUTABLE TO DEBTOR ENTITIES	$(325)
Other comprehensive income (loss), net of tax:
Realized and unrealized gains from hedging activity, net of tax of $1 and $5 for the three months ended March 31, 2012 and 2011, respectively	2
Unrealized gain from investment, net of tax of $0 for the three months ended March 31, 2012 and 2011	1
Currency translation adjustments, net of tax of $0 for the three months ended March 31, 2012 and 2011	(15)
Pension and other postretirement benefit plan obligation activity, net of tax of $3 and $4 for the three months ended March 31, 2012 and 2011, respectively	28
Total comprehensive loss, net of tax	$(309)

DEBTORS’ STATEMENT OF RETAINED EARNINGS (Unaudited)
(in millions)

Three Months Ended
March 31, 2012

Retained earnings at beginning of period	$4,835
Net loss	(325)
Loss from issuance of treasury stock	(60)
Retained earnings at end of period	$4,450

DEBTORS’ STATEMENT OF FINANCIAL POSITION (Unaudited)
(in millions)	As of
ASSETS	March 31, 2012
Current Assets
Cash and cash equivalents	$661
Receivables, net	333
Receivables and advances from non-filing entities, net	266
Inventories, net	341
Deferred income taxes	10
Other current assets	49
Total current assets	1,660
Property, plant and equipment, net of accumulated depreciation of $3,438	524
Goodwill	144
Investment in non-filing entities	1,959
Other long-term assets	65
TOTAL ASSETS	$4,352
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities
Accounts payable, trade	$193
Accrued income and other taxes	34
Other current liabilities	473
Total current liabilities	700
Long-term debt, net of current portion	1,408
Other long-term liabilities	300
Liabilities subject to compromise	3,025

Total Liabilities	5,433

Equity (Deficit)
Common stock, $2.50 par value	978
Additional paid in capital	1,104
Retained earnings	4,450
Accumulated other comprehensive loss	(1,831)
4,701
Less: Treasury stock, at cost	(5,782)
Total Eastman Kodak Company shareholders’ (deficit) equity	(1,081)
Noncontrolling interests	-
Total (deficit) equity	(1,081)

TOTAL LIABILITIES AND DEFICIT	$4,352

DEBTORS’ STATEMENT OF CASH FLOWS (Unaudited)
Three Months Ended
(in millions)	March 31, 2012

Cash flows from operating activities:
Net loss	$(325)
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	38
Loss on early extinguishment of debt	7
Provision for deferred income taxes	6
Increase in receivables	(91)
Increase in inventories	(21)
Increase in liabilities excluding borrowings	501
Other items, net	(176)
Total adjustments	264
Net cash used in operating activities	(61)
Cash flows from investing activities:
Additions to properties	(5)
Marketable securities - sales	28
Marketable securities - purchases	(28)
Net cash used in investing activities	(5)
Cash flows from financing activities:
Proceeds from DIP credit agreement	686
Repayment of other borrowings	(110)
Debt issuance costs	(33)
Net cash provided by financing activities	543
Effect of exchange rate changes on cash	-
Net increase in cash and cash equivalents	477
Cash and cash equivalents, beginning of period	184
Cash and cash equivalents, end of period	$661

The following table reflects pre-petition liabilities that are subject to compromise for the Debtors.

As of
(in millions)	March 31,
2012
Accounts payable	$321
Debt subject to compromise	592
Pension and postretirement obligations	1,773
Payables and advances to non-filing entities	194
Other liabilities subject to compromise	145
Liabilities subject to compromise	$3,025

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

On January 19, 2012 (the “Petition Date”), Eastman Kodak Company and its U.S. subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief (the “Bankruptcy Filing”) under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) case number 12-10202. The Company’s foreign subsidiaries (collectively, the “Non-Filing Entities”) were not part of the Bankruptcy Filing. The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. The Non-Filing Entities will continue to operate in the ordinary course of business.

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

The Company has been employing a digital growth strategy centered on exploiting its competitive advantage at the intersection of materials science and digital imaging science.  The Company has leading market positions in large markets including digital printing plates, scanners, and kiosks.  In addition, as a part of the digital growth strategy, the Company has been introducing differentiated value propositions in new growth markets that are in transformation.  These digital growth initiatives are: consumer inkjet, within the Consumer segment, and commercial inkjet, workflow software and services, and packaging solutions within the Commercial segment.  Part of the Company’s strategy was to gain scale in these product lines to enable a more significant and profitable contribution from them.    While the Company develops its reorganization plan, the need to invest in the growth businesses will be balanced with the need to increase liquidity.

In connection with the Bankruptcy Filing, on January 20, 2012, the Company entered into a Debtor-in-Possession Credit Agreement (“DIP Credit Agreement”).  Pursuant to the terms of the DIP Credit Agreement, the lenders agreed to lend to the Company an aggregate principal amount of up to $950 million, consisting of up to $250 million super-priority senior secured asset-based revolving credit facilities and an up to $700 million super-priority senior secured term loan facility.

The Company has been using cash received from operations, including intellectual property licensing, and the sale of non-core assets to fund its investment in the digital growth initiatives and its transformation from a traditional manufacturing company to a digital technology company.  The Company previously announced that it is exploring strategic alternatives related to its digital imaging patent portfolios.  Under the terms of the DIP Credit Agreement, the Company must file a motion with the Bankruptcy Court to approve bid procedures relating to a sale of the Company’s digital imaging patent portfolio by June 30, 2012.  As this process proceeds, the Company will continue to pursue its patent licensing program as well as litigation related to its digital imaging patents.

New Kodak Operating Model and Reporting Structure

As of January 1, 2012 the Company has two reportable segments: the Commercial Segment and the Consumer Segment. Within each of the Company’s reportable segments are various components, or Strategic Product Groups (SPGs).  Throughout the remainder of this document, references to the segments’ SPGs are indicated in italics.  A description of the segments is as follows:

Commercial Segment:  The Commercial segment serves a variety of customers in the creative, in-plant, data center, commercial printing, packaging, newspaper and digital service bureau market segments with a range of software, media and hardware products that provide customers with a variety of solutions for prepress equipment, workflow software, analog and digital printing, and document scanning.  The Commercial segment also includes entertainment and commercial film.  The Commercial segment encompasses the following SPGs.  Products and services included within each SPG are identified below.

Graphics, Entertainment and Commercial Film includes prepress solutions, which includes equipment, plates, chemistry, media and related services; entertainment imaging products and services; aerial and industrial film products; film for the production of printed circuit boards; and specialty chemicals.

Digital and Functional Printing includes high-speed, high-volume commercial inkjet, and color and black-and-white electrophotographic printing equipment and packaging equipment and related consumables and services.

Enterprise Services and Solutions includes document scanning products and services and related maintenance offerings, workflow software and digital controllers.  Also included in this SPG are the activities related to the Company’s business solutions and consulting services.

Consumer Segment:  This segment provides consumer digital and traditional imaging products and service offerings.  The Consumer segment encompasses the following SPGs.  Products and services included within each SPG are identified below.

Consumer Inkjet Systems includes consumer inkjet printers and related ink and media consumables.

Retail Systems Solutions includes kiosks, APEX drylab systems, and related consumables and services.

Traditional Photofinishing includes film capture, paper and output systems and photofinishing services.

Intellectual Property includes the licensing activities related to the Company’s intellectual property in digital imaging products and branded licensed products.

Digital Capture and Devices includes digital still and pocket video cameras, digital picture frames, and accessories.  As announced on February 9, 2012, the Company plans to phase out its dedicated capture devices business, including digital cameras, pocket video cameras, and digital picture frames in the first half of 2012.

Consumer Imaging Services includes Kodak Gallery products and photo sharing services, which as previously announced is being sold to Shutterfly, subject to court approval.

Net Sales from Continuing Operations by Reportable Segment

	Three Months Ended March 31,
(dollars in millions)			%	Foreign Currency
	2012	2011	Change	Impact*
Consumer Segment
Inside the U.S.	$75	$197	-62%	0%
Outside the U.S.	218	317	-31	-1
Total Consumer Segment	293	514	-43	-1

Commercial Segment
Inside the U.S.	203	232	-13	0
Outside the U.S.	469	576	-19	-2
Total Commercial Segment	672	808	-17	-1

Consolidated
Inside the U.S.	278	429	-35	0
Outside the U.S.	687	893	-23	-1
Consolidated Total	$965	$1,322	-27%	-1%

* Represents the percentage point change in segment net sales for the period that is attributable to foreign currency   fluctuations

(Loss) Earnings from Continuing Operations Before Interest Expense, Other Income (Charges), Net and Income Taxes by Reportable Segment and All Other

	Three Months Ended March 31,
(dollars in millions)	2012	2011	Change

Consumer Segment	$ (164)	$ (187)	+12%
Commercial Segment	(64)	(67)	+4%
Total	$ (228)	$ (254)	+10%
Percent of Sales	(24)%	(19)%

Restructuring costs and other	(95)	(35)
Corporate components of pension and OPEB expense	(30)	(8)
Other operating (expenses) income, net	1	70
Loss contingencies and settlements	4	-
Loss on early extinguishment of debt, net	(7)	-
Interest expense	(36)	(38)
Other income (charges), net	3	(8)
Reorganization items, net	(88)	-
Consolidated loss from continuing operations before income taxes	$ (476)	$ (273)	-74%

2012 COMPARED WITH 2011

First Quarter

RESULTS OF OPERATIONS – CONTINUING OPERATIONS

CONSOLIDATED

(dollars in millions)	Three Months Ended
	March 31,
	2012	% of Sales	2011	% of Sales	% Change

Net sales	$965		$1,322		-27%
Cost of sales	927		1,197		-23%
Gross profit	38	4%	125	9%	-70%
Selling, general and administrative expenses	227	24%	311	24%	-27%
Research and development costs	66	7%	78	6%	-15%
Restructuring costs and other	94		33		185%
Other operating expenses (income), net	(1)		(70)		-99%
Loss from continuing operations before interest expense, other income (charges), net, reorganization items, net and income taxes	(348)	-36%	(227)	-17%	53%
Interest expense	36		38		-5%
Loss on early extinguishment of debt, net	7		-
Other income (charges), net	3		(8)
Reorganization items, net	88		-
Loss from continuing operations before income taxes	(476)		(273)		74%
Benefit for income taxes	(110)		(24)
Loss from continuing operations	(366)	-38%	(249)	-19%	-47%
Earnings from discontinued operations, net of income taxes	-		3
NET LOSS ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$(366)		$(246)		-49%

	Three Months Ended
	March 31,		Percent Change vs. 2011
	2012 Amount	Change vs. 2011	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net sales	$ 965	-27%	-20%	-6%	-1%	n/a

Gross profit margin	4%	-5pp	n/a	-4pp	0pp	-1pp

Revenues

For the three months ended March 31, 2012, net sales decreased approximately 27% compared with the same period in 2011 due to declines in the Consumer segment (-17%), driven by the execution of the plan to exit from the dedicated capture devices business, industry declines in the film capture and paper businesses, and the $61 million license revenue reduction reflecting sharing, with licensees, of the withholding tax refund received in the current quarter (see Note 8, “Income Taxes” for additional information).  Also contributing to the revenue declines were volume declines in the Commercial segment (-9%) primarily due to industry declines in entertainment film.

Gross Profit

The decrease in gross profit margin for the three months ended March 31, 2012 as compared with the prior year quarter was primarily due to the execution on the exit of the dedicated capture devices business and the $61 million licensing revenue reduction.  Also contributing to the decline was unfavorable price/mix in the Commercial segment (-2pp).  See segment discussions below for additional details.

Selling, General and Administrative Expenses

The 27% decrease in consolidated selling, general and administrative expenses (SG&A) for the three months ended March 31, 2012 as compared with the prior year period were due to decreases in advertising expense in the current year quarter (-11%).  SG&A expenses also declined due to other cost reductions (-16%) primarily related to the Company’s plan to exit the dedicated capture devices business in the first half of 2012.

Research and Development Costs

The decreases in consolidated research and development (R&D) costs for the three months ended March 31, 2012 as compared with the prior year periods were primarily due to the Company’s plan to exit the dedicated capture devices business, including digital cameras, pocket video cameras, and digital picture frames in the first half of 2012.

Restructuring Costs and Other

These costs, as well as the restructuring costs reported in Cost of sales, are discussed under the "RESTRUCTURING COSTS AND OTHER" section.

Other Operating Expenses (Income), Net

For details, refer to Note 13, “Other Operating (Expenses) Income, Net.”

Reorganization Items, Net

A summary of reorganization items, net for the three months ended March 31, 2012 is presented in the following table:

Three Months Ended
March 31,
(in millions)	2012

Professional fees	$ 52
DIP credit agreement financing costs	36
Reorganization items, net	$ 88

Income Tax (Benefit) Provision

(dollars in millions)	Three Months Ended
	March 31,
	2012	2011
Loss from continuing operations before income taxes	($476)	($273)
Benefit for income taxes	($110)	($24)
Effective tax rate	23.1%	8.8%

The change in the Company’s effective tax rate from continuing operations for the quarter is primarily attributable to: (1) a benefit as a result of the Company reaching a settlement of a competent authority claim in the three months ended March 31, 2012, (2) losses generated in the U.S. and certain jurisdictions outside the U.S. for which no benefit was recognized due to management’s conclusion that it was more likely than not that the tax benefits would not be realized, (3)  a benefit associated with the release of a deferred tax asset valuation allowance in a certain jurisdiction outside the U.S. in the three months ended March 31, 2011, (4) a provision associated with the establishment of a deferred tax asset valuation allowance outside the U.S. in the three months ended March 31, 2012, (5) tax accounting impacts related to items reported in Accumulated other comprehensive loss, and (6) other changes in audit reserves and settlements.

COMMERCIAL SEGMENT

(dollars in millions)	Three Months Ended
	March 31,
	2012	% of Sales	2011	% of Sales	% Change

Net sales	$ 672		$ 808		-17%
Cost of sales	574		666		-14%
Gross profit	98	15%	142	18%	-31%
Selling, general and administrative expenses	121	18%	166	21%	-27%
Research and development costs	41	6%	43	5%	-5%
Loss from continuing operations before interest expense, other income (charges), net and income taxes	$ (64)	-10%	$ (67)	-8%	4%

	Three Months Ended
	March 31,		Percent Change vs. 2011
	2012 Amount	Change vs. 2011	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net sales	$672	-17%	-14%	-2%	-1%	n/a

Gross profit margin	15%	-3pp	n/a	-2pp	0pp	-1pp

Revenues

The decrease in the Commercial Segment net sales of approximately 17% for the quarter was primarily attributable to volume declines within Graphics Entertainment and Commercial Films largely attributable to reduced demand in entertainment imaging products and services due to fewer prints of movie releases (-8%) and prepress solutions due to lower demand for analog plates (-2%).  Additionally, there were volume declines in document scanning products, workflow software and business solutions in Enterprise Services and Solutions (-4%) reflecting lower demand.  Also contributing to the decline was unfavorable price/mix for digital plates (-1%) in Graphics Entertainment and Commercial Films driven by competitive pricing pressures.

Gross Profit

The decrease in the Commercial Segment gross profit margin for the quarter was due to unfavorable price/mix for digital plates (-2pp) within Graphics, Entertainment and Commercial Films largely due to pricing pressures in the industry.

Selling, General and Administrative Expenses

The decrease in SG&A for the three months ended March 31, 2012 as compared with the prior year period was primarily attributable to focused cost reduction actions.

CONSUMER SEGMENT

(dollars in millions)	Three Months Ended
	March 31,
	2012	% of Sales	2011	% of Sales	% Change

Net sales	$293		$514		-43%
Cost of sales	338		517		-35%
Gross profit	(45)	-15%	(3)	-1%	1400%
Selling, general and administrative expenses	96	33%	145	28%	-34%
Research and development costs	23	8%	39	8%	-41%
Loss from continuing operations before interest expense, other income (charges), net and income taxes	$(164)	-56%	$(187)	-36%	-12%

	Three Months Ended
	March 31,		Percent Change vs. 2011
	2012 Amount	Change vs. 2011	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net sales	$293	-43%	-29%	-13%	-1%	n/a

Gross profit margin	-15%	-14pp	n/a	-11pp	-1pp	-2pp

Revenues

The Consumer Segment’s first quarter revenue decline of approximately 43% was primarily attributable to volume declines and unfavorable price/mix within Digital Capture and Devices (-24%), reflective of the Company’s plan to phase out its dedicated capture devices business; volume declines in Traditional Photofinishing (-7%), due to secular declines within the industry; and volume declines in Consumer Inkjet Systems (-2%) due to reduced printer sales as the Company balances its investment in growth businesses with the need to increase liquidity.  Also, contributing to the revenue decline was unfavorable price/mix for Intellectual Property (-14%) due to the $61 million licensing revenue reduction reflecting sharing, with licensees, of the withholding tax refund received (refer to Note 8 “Income Taxes” for additional information).  Partially offsetting these declines was favorable price/mix within Traditional Photofinishing (+4%) due to pricing actions utilized to mitigate commodity costs.

Gross Profit

The decrease in gross profit margin for the quarter was primarily attributable to unfavorable price/mix within Intellectual Property (-16pp) due to the $61 million licensing revenue reduction.  Also contributing to the decline was unfavorable price/mix within Digital Capture and Devices (-6pp) reflective of the Company’s plan to phase out its dedicated capture devices business.  Offsetting the decline was favorable price/mix within Consumer Inkjet Systems (+7pp), due to a higher proportion of ink versus printer sales, reflecting the tactical shift to improve liquidity, and within Traditional Photofinishing (+4pp) driven by pricing actions noted above.

Selling, General and Administrative Expenses

The 34% decrease in SG&A for the three months ended March 31, 2012 as compared with the prior year period were primarily attributable to a reduction in advertising expense (-22%) and other cost reductions (-12%) primarily related to the Company’s plan to exit the dedicated capture devices business in the first half of 2012.

Research and Development Costs

The decreases in R&D costs for the three months ended March 31, 2012 as compared with the prior year period were primarily due to the Company’s plan to exit the dedicated capture devices business, including digital cameras, pocket video cameras, and digital picture frames in the first half of 2012.

RESTRUCTURING COSTS AND OTHER

The Company recorded $95 million of charges, including $1 million for accelerated depreciation which was reported in Cost of sales in the accompanying Consolidated Statement of Operations for the three months ended March 31, 2012.  The remaining costs incurred of $94 million were reported as Restructuring costs and other in the accompanying Consolidated Statement of Operations for the three months ended March 31, 2012.  The severance and exit costs reserves require the outlay of cash, while long-lived asset impairments, accelerated depreciation and inventory write-downs represent non-cash items.

During the three months ended March 31, 2012, the Company made cash payments related to restructuring costs of approximately $23 million.

The charges of $95 million recorded in the three months ended March 31, 2012 included $26 million applicable to the Commercial Segment, $27 million applicable to the Consumer Segment, and $42 million that was applicable to manufacturing, research and development, and administrative functions, which are shared across all segments.

The restructuring actions implemented in the first quarter of 2012 are expected to generate future annual cash savings of approximately $137 million.  These savings are expected to reduce future annual Cost of sales, SG&A, and R&D expenses by $72 million, $37 million, and $28 million, respectively.  The Company began realizing a portion of these savings in the first quarter of 2012, and expects the majority of the annual savings to be in effect by the end of 2012 as actions are completed.

LIQUIDITY AND CAPITAL RESOURCES

	As of	As of
	March 31,	December 31,
(in millions)	2012	2011

Cash and cash equivalents	$1,361	$861

Cash Flow Activity
	Three Months Ended
(in millions)	March 31,
	2012	2011	Change
Cash flows from operating activities:
Net cash used in continuing operations	$(68)	$(515)	$447
Net cash used in discontinued operations	-	(10)	10
Net cash used in operating activities	(68)	(525)	457

Cash flows from investing activities:
Net cash used in investing activities	(10)	-	(10)

Cash flows from financing activities:
Net cash provided by financing activities	575	191	384

Effect of exchange rate changes on cash	3	10	(7)

Net increase (decrease) in cash and cash equivalents	$500	$(324)	$824

Operating Activities

Net cash used in operating activities decreased $457 million for the three months ended March 31, 2012 as compared with the corresponding period in 2011, primarily due to non-payment of pre-petition claims.

Investing Activities

Net cash used in investing activities decreased $10 million for the three months ended March 31, 2012 as compared with the three months ended March 31, 2011, due to the decrease in proceeds from the sales of businesses/assets of $72 million.  Largely offsetting this increase was cash used for a business acquisition in the prior year period of $27 million and the funding of a restricted cash account of $22 million in the prior year period, with no such cash usage in the current year period.   Additionally, there was a decrease in capital expenditures of $13 million in the current year period.

Financing Activities
Net cash provided by financing activities increased $384 million for the three months ended March 31, 2012 as compared with the corresponding period in 2011 primarily due to the first quarter net borrowing increase of approximately $370 million and the proceeds from the sale and leaseback of a property in Mexico for approximately $41 million.   Partially offsetting these increases was an increase in debt issuance costs of $27 million in the current year period.   Refer to discussion below for more details on current period financing activities.

Sources of Liquidity

The Company has been using cash received from operations, including intellectual property licensing, and the sale of non-core assets to fund its investment in its growth businesses and its transformation from a traditional film manufacturing company to a digital technology company.  While the Company develops its reorganization plan, the need to invest in its growth businesses will be balanced with the need to improve liquidity.  The Company faces an uncertain business environment and a number of substantial challenges, including the level of investment necessary for its growth businesses, historically high commodity costs, aggressive price competition, secular decline in the Company’s traditional film businesses, the cost to restructure the Company to enable sustainable profitability, underfunded and unfunded defined benefit and other postretirement benefit plans, and short-term uncertainty relating to monetization of the Company’s digital imaging patent portfolios.

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

On January 20, 2012, in connection with the Company’s Bankruptcy Filing, the Company entered into the DIP Credit Agreement which provides up to a $700 million super-priority senior secured term loan facility and up to a $250 million super-priority senior secured asset-based revolving credit facilities.  During the quarter ended March 31, 2012 the Company borrowed $700 million in term loans and issued $102 million of letters of credit and had secured agreements of $25 million under the revolving credit facilities.

Under the terms of the DIP Credit Agreement the Company must file a motion with the Bankruptcy Court to approve bid procedures relating to a sale of all or substantially all of the Company’s digital imaging patent portfolio by June 30, 2012.  The Company must prepay the DIP Credit Agreement with all net cash proceeds from sales of or casualty events relating to certain types of collateral consisting of accounts, inventory, equipment or machinery.  In addition, all net cash proceeds from any sale in respect of the Company’s digital imaging patent portfolio must be used to prepay the DIP Credit Agreements.  With respect to all other asset sales or casualty events, or intellectual property licensing or settlement agreements, 75% of the net cash proceeds must be used to prepay the DIP Credit Agreement and 25% may be retained by the Company.  However, once the Company’s share of these retained proceeds totals $150 million, all remaining and future net proceeds must be used to prepay the DIP Credit Agreement.  The DIP Credit Agreement terminates and all outstanding obligations must be repaid on the earliest to occur of (i) July 20, 2013, (ii) the date of the substantial consummation of certain reorganization plans and (iii) certain other events, including Events of Default and repayment in full of the obligations pursuant to a mandatory prepayment.

Cash and cash equivalents are held in various locations throughout the world.  At March 31, 2012 and December 31, 2011, approximately $646 million and $170 million, respectively, of cash and cash equivalents were held within the U.S.  During the three month period ended March 31, 2012, approximately $4 million of cash was repatriated, or loaned, from foreign subsidiaries to the U.S., net of loans and repayments of loans to foreign subsidiaries, at no incremental cash tax cost.  The Company utilizes a variety of tax planning and financing strategies in an effort to ensure that cash is available in locations where it is needed; however, as of March 31, 2012, cash balances held outside of the U.S. are generally required to support local country operations and are therefore not available for operations in other jurisdictions.  Additionally, in China, where approximately $388 million in cash and cash equivalents was held as of March 31, 2012,  there are limitations related to net asset balances that impact the ability to make cash available to other jurisdictions in the world.  Under the terms of the DIP Credit Agreement, the Debtors are permitted to invest up to $100 million at any time in subsidiaries that are not party to the loan agreement.

The Bankruptcy Filing constituted an event of default for certain of the Debtor’s debt obligations.  However, payment obligations under the debt agreements are stayed as a result of the Bankruptcy Filing and the creditors’ rights of enforcement in respect of the debt agreements are subject to the applicable provisions of the Bankruptcy Code.

The Company believes that it will have sufficient amounts available under the DIP Credit Agreement, plus trade credit extended by vendors, proceeds from sales of assets, intellectual property monetization transactions, and cash generated from operations to fund anticipated cash requirements through the next twelve months.  If the Company is unable to sell its digital imaging patent portfolio at an appropriate price, it will pursue additional licensing opportunities related to that patent portfolio.  Additionally, if liquidity needs require, the Company could further slow its rate of investment in its digital growth initiatives and/or pursue the sale of certain of its cash generating businesses that have leading market positions in large markets.  However, there can be no assurance that cash on hand, cash generated through operations, cash generated from asset sales, and other available funds will be sufficient to meet the Company’s reorganization or ongoing cash needs, or that the Company will remain in compliance with all the necessary terms and conditions of the DIP Credit Agreement.  As a result, the Company may be required to consider other alternatives to maximize the potential recovery for the various creditor constituencies, including, but not limited to, a possible sale of the Company or certain of the Company’s material assets pursuant to Section 363 of the Bankruptcy Code.

Liens on assets under the Company’s borrowing arrangements are not expected to affect the Company’s strategy of divesting non-core assets.

Refer to Note 7, "Short-Term Borrowings and Long-Term Debt," in the Notes to Financial Statements for further discussion of sources of liquidity, presentation of long-term debt, related maturities and interest rates as of March 31, 2012 and December 31, 2011.

Debtor-in-Possession Credit Agreement

In connection with the Bankruptcy Filing, on January 20, 2012, the Company and Kodak Canada Inc. (the “Canadian Borrower” and, together with the Company, the “Borrowers”) entered into a Debtor-in-Possession Credit Agreement, as amended on January 25, 2012 (the “DIP Credit Agreement”), with certain subsidiaries of the Company and the Canadian Borrower signatory thereto (“Subsidiary Guarantors”), the lenders signatory thereto (the “Lenders”), Citigroup Global Markets Inc., as sole lead arranger and bookrunner, and Citicorp North America, Inc., as syndication agent, administration agent and co-collateral agent (the “Agent”).  Pursuant to the terms of the DIP Credit Agreement, the Lenders agreed to lend in an aggregate principal amount of up to $950 million, consisting of an up to $250 million super-priority senior secured asset-based revolving credit facility and an up to $700 million super-priority senior secured term loan facility (collectively, the “Loans”).  A portion of the revolving credit facility will be available to the Canadian Borrower and may be borrowed in Canadian Dollars.  The DIP Credit Agreement was approved on February 15, 2012 by the Bankruptcy Court.  The DIP Credit Agreement terminates and all outstanding obligations must be repaid on the earliest to occur of (i) July 20, 2013, (ii) the date of the substantial consummation of certain reorganization plans and (iii) certain other events, including Events of Default and repayment in full of the obligations pursuant to a mandatory prepayment.

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

The DIP Credit Agreement limits, among other things, the Borrowers’ and the Subsidiary Guarantors’ ability to (i) incur indebtedness, (ii) incur or create liens, (iii) dispose of assets, (iv) prepay subordinated indebtedness and make other restricted payments, (v) enter into sale and leaseback transactions and (vi) modify the terms of any organizational documents and certain material contracts of the Borrowers and the Subsidiary Guarantors.  In addition to standard obligations, the DIP Credit Agreement provides for specific milestones that the Company must achieve by specific target dates.  In addition, the Company and its subsidiaries are required to maintain consolidated Adjusted EBITDA (as defined in the DIP Credit Agreement) of not less than a specified level for certain periods, with the specified levels ranging from $(130) million to $175 million depending on the applicable period.  The Company and its subsidiaries must also maintain minimum U.S. Liquidity (as defined in the DIP Credit Agreement) ranging from $100 million to $250 million depending on the applicable period.  The Company was required to maintain U.S. Liquidity of $125 million and $250 million for the periods from January 20, 2012 to February 15, 2012 and February 16, 2012 to March 31, 2012, respectively.  For the periods from April 1, 2012 to September 30, 2012 and October 1, 2012 through the termination of the DIP Credit Agreement, the Company must maintain U.S. Liquidity of $150 million and $100 million, respectively.  The Company was in compliance with all covenants under the DIP Credit Agreement as of March 31, 2012.

The Company must prepay the DIP Credit Agreement with all net cash proceeds from sales of or casualty events relating to certain types of collateral consisting of accounts, inventory, equipment or machinery.  In addition, all net cash proceeds from any sale in respect of the Company’s digital imaging patent portfolio must be used to prepay the DIP Credit Agreement.  With respect to all other asset sales or casualty events, or intellectual property licensing or settlement agreements, 75% of the net cash proceeds must be used to prepay the DIP Credit Agreement and 25% may be retained by the Company.  However, once the Company’s share of these retained proceeds totals $150 million, all remaining and future net proceeds must be used to prepay the DIP Credit Agreement.  Furthermore, under the terms of the DIP Credit Agreement the Company must file a motion with the Bankruptcy Court to approve bid procedures relating to a sale of all, or sustainably all of, the Company’s digital imaging patent portfolio by June 30, 2012.

The Borrowers drew $700 million in term loans under the DIP Credit Agreement during the quarter ended March 31, 2012 and issued approximately $102 million of letters of credit under the revolving credit facility.  Under the DIP Credit Agreement borrowing base calculation, the Borrowers had approximately $80 million available under the revolving credit facility.  Availability under the DIP Credit Agreement may be further subject to borrowing base availability, reserves and other limitations.  The Company paid approximately $33 million to the Agent for arrangement, incentive, and customary agency administration fees in connection with the DIP Credit Agreement and will pay to the Lenders participation fees and an unused amount fee and commitment fee as set forth in the DIP Credit Agreement.

Second Lien Holders Agreement

On February 14, 2012, the Company reached an adequate protection agreement with a group representing at least 50.1% of the Second Lien Note Holders (2019 Senior Secured Note Holders and 2018 Senior Secured Note Holders), which was reflected in the Final DIP Order.  The Company agreed, among other things, to provide all Second Lien Note Holders with a portion of the proceeds received from certain sales and settlements in respect of the Company’s digital imaging patent portfolio subject to the following waterfall and the Company’s right to retain a percentage of certain proceeds under the DIP Credit Agreement: first, to repay any outstanding obligations under the DIP Credit Agreement, including cash collateralizing letters of credit (unless certain parties otherwise agree); second, to pay 50% of accrued second lien interest at the non-default rate; third, the Company retains $250 million; fourth, to pay 50% of accrued second lien interest at the non-default rate; fifth, any remaining proceeds up to $2,250 million to be split 60% to the Company and 40% to repay outstanding second lien debt at par; and sixth, the Company agreed that any proceeds above $2,250 million will be split 50% to the Company and 50% to Second Lien Note Holders until second lien debt is fully paid.  The Company also agreed to pay current interest to Second Lien Note Holders upon the receipt of $250 million noted above.  Subject to the satisfaction of certain conditions, the Company also agreed to pay reasonable fees of certain advisors to the Second Lien Note Holders.

Other

Refer to Note 3, “Liabilities Subject to Compromise” in the Notes to Financial Statements for discussion regarding the Company’s reclassification of certain liabilities.

Refer to Note 9, “Commitments and Contingencies” in the Notes to Financial Statements for discussion regarding the Company’s undiscounted liabilities for environmental remediation costs, and other commitments and contingencies including legal matters.

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report on Form 10-Q, includes "forward–looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. Forward–looking statements include statements concerning the Company's plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, liquidity, financing needs, business trends, and other information that is not historical information. When used in this report on Form 10-Q, the words "estimates," "expects," "anticipates," "projects," "plans," "intends," "believes," “predicts”, "forecasts," or future or conditional verbs, such as "will," "should," "could," or "may," and variations of such words or similar expressions are intended to identify forward–looking statements. All forward–looking statements, including, without limitation, management's examination of historical operating trends and data are based upon the Company's expectations and various assumptions. Future events or results may differ from those anticipated or expressed in these forward-looking statements. Important factors that could cause actual events or results to differ materially from these forward-looking statements include, among others, the risks and uncertainties described in more detail in the Company's most recent annual report on Form 10–K for the year ended December 31, 2011 and in this report under the headings "Business", "Risk Factors", "Management's Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources" and those described in filings made by the Company with the U.S. Bankruptcy Court for the Southern District of New York and in other filings the Company makes with the SEC from time to time, as well as the following: the ability of the Company to continue as a going concern; the Company’s ability to comply with the Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) covenants in its Debtor-in-Possession Credit Agreement;  the ability of the Company and its subsidiaries to develop, secure approval of and consummate one or more plans of reorganization with respect to the chapter 11 cases; the potential adverse effects of the chapter 11 proceedings on the Company's liquidity, results of operations, brand or business prospects; our ability to raise sufficient proceeds from the sale of non-core assets and the potential sale of our digital imaging patent portfolios within our plan; the Company's ability to generate or raise cash and maintain a cash balance sufficient to comply with the minimum liquidity covenants in its Debtor-in-Possession Credit Agreement and to fund continued investments, capital needs, restructuring payments and service its debt; our ability to maintain product reliability and quality; our ability to effectively anticipate technology trends and develop and market new products; and the impact of the global economic environment on the Company. There may be other factors that may cause the Company's actual results to differ materially from the forward–looking statements. All forward–looking statements attributable to the Company or persons acting on its behalf apply only as of the date of this report on Form 10-Q, and are expressly qualified in their entirety by the cautionary statements included in this report. The Company undertakes no obligation to update or revise forward–looking statements to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events.

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

Using a sensitivity analysis based on estimated fair value of open foreign currency forward contracts using available forward rates, if the U.S. dollar had been 10% weaker at March 31, 2012 and 2011, the fair value of open forward contracts would have decreased $18 million and increased $62 million, respectively.  Such changes in fair value would be substantially offset by the revaluation or settlement of the underlying positions hedged.

Using a sensitivity analysis based on estimated fair value of open silver forward contracts using available forward prices, if available forward silver prices had been 10% lower at March 31, 2011, the fair value of open forward contracts would have decreased $6 million.  Such changes in fair value, if realized, would have been offset by lower costs of manufacturing silver-containing products.  There were no open silver forward contracts as of March 31, 2012.
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

Using a sensitivity analysis based on estimated fair value of short-term and long-term borrowings, if available market interest rates had been 10% (about 190 basis points) lower at March 31, 2012, the fair value of short-term and long-term borrowings would have increased $1 million and $40 million, respectively.  Using a sensitivity analysis based on estimated fair value of short-term and long-term borrowings, if available market interest rates had been 10% (about 91 basis points) lower at March 31, 2011, the fair value of short-term and long-term borrowings would have increased less than $1 million and $63 million, respectively.  For debt subject to compromise, if available market interest rates had been 10% (about 777 basis points) lower at March 31, 2012, the fair value of short-term and long-term borrowings would have increased less than $1 million and $23 million, respectively.

The Company’s financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments.  The Company manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties.  The Company has procedures to monitor the credit exposure amounts.  The maximum credit exposure at March 31, 2012 was not significant to the Company.

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

Part II.  Other Information

Item 1.  Legal Proceedings

On January 19, 2012, Eastman Kodak Company (the "Company") and its U.S. subsidiaries (the "Filing Subsidiaries," and together with the Company, the "Debtors") filed voluntary petitions for relief (the "Bankruptcy Filing") under chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") case number 12-10202. The Company's foreign subsidiaries (collectively, the "Non-Filing Entities") were not part of the Bankruptcy Filing. The Debtors will continue to operate their businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. The Non-Filing Entities will continue to operate in the ordinary course of business. On January 20, 2012, the Company and Kodak Canada Inc. (the "Canadian Borrower" and, together with the Company, the "Borrowers") entered into a Debtor-in-Possession Credit Agreement (the "DIP Credit Agreement"). As a result of the Bankruptcy, much of the pending litigation against the Debtors is stayed. Subject to certain exceptions and approval by the Bankruptcy Court, during the chapter 11 process, no party can take further actions to recover pre-petition claims against the Company. Refer to Note 1, “Chapter 11 Filing,” in the Notes to the Consolidated Financial Statements for additional information.

Subsequent to the Company’s chapter 11 filing, between January 27, 2012 and March 22, 2012, a number of suits were filed in federal court in the Western District of New York, as putative class action suits, against the current and certain former members of the Board of Directors, the Company’s Savings and Investment Plan (SIP) Committee and certain former and current executives of the Company. None of these actions are reasonably possible to result in a material loss to the Company. The suits are filed under the Employee Retirement Income Security Act (ERISA). The allegations concern the decline in the Company’s stock price and its alleged resulting impact on SIP and on the Company’s Employee Stock Ownership Plan. Also following the chapter 11 filing, on February 10, 2012, a suit was filed in federal court in the Southern District of New York against the Chief Executive Officer, the President and Chief Operating Officer and the Chief Financial Officer, as a putative class action suit under the federal securities laws, claiming that certain Company statements concerning the Company’s business and financial results were misleading. Suits of this nature are not uncommon for companies in chapter 11. On behalf of all defendants in these cases, the Company believes that the suits are without merit and will vigorously defend them. Although the nature of litigation is inherently unpredictable, the Company reasonably expects none of these cases, individually or in the aggregate, to have a material impact upon the Company.

The Company and Sterling Drug were named by the U.S. Environmental Protection Agency (“EPA”) as a Potentially Responsible Party (“PRP”) with potential liability for the study and remediation of the Lower Passaic River Study Area (“LPRSA”) portion of the Diamond Alkali Superfund Site, based on releases from the former Hilton Davis site in Newark and Lehn & Fink operations in Bloomfield, New Jersey. The Company (through its subsidiary NPEC) joined the Cooperating Parties Group (CPG) and entered into a Consent Order with the USEPA, based on the Company’s ownership of Sterling Drug from 1988 to 1994 and retention of certain Sterling Drug liabilities and a defense and indemnification agreement between the Company and Bayer, which purchased all stock in Sterling Drug (now STWB). The Company has notified the EPA, STWB, Bayer, and the CPG that under the bankruptcy proceeding, it has elected to discontinue funding and participation in the remedial investigation being implemented by the CPG pursuant to the EPA Order.   Based on currently available information, the Company has been unable to reasonably estimate a range of loss or the value of the STWB/Bayer’s claim pertaining to this matter.

The Company and Sterling Drug were also named as third-party defendants (along with approximately 300 other entities) in an action initially brought by the New Jersey Department of Environmental Protection (“NJDEP”) in the Supreme Court of New Jersey, Essex County against Occidental Chemical Corporation and several other companies that are successors in interest to Diamond Shamrock Corporation. The NJDEP seeks recovery of all costs associated with the investigation, removal, cleanup and damage to natural resources occasioned by Diamond Shamrock's disposal of various forms of chemicals in the Passaic River. The damages are alleged to potentially range "from hundreds of millions to several billions of dollars." Pursuant to New Jersey's Court Rules, the defendants were required to identify all other parties which could be subject to permissive joinder in the litigation based on common questions of law or fact. Third-party complaints seeking contribution from more than 300 entities, which have been identified as potentially contributing to the contamination in the Passaic, were filed on February 5, 2009.  The Company has notified the Joint Defense Group (“JDG”), STWB, Bayer, and outside counsel that under the bankruptcy proceeding, it has elected to discontinue funding the defense of claims against STWB and will no longer participate in the JDG.  Refer to Note 9, “Commitments and Contingencies,” in the Notes to Financial Statements for additional information.

On November 20, 2008, Research in Motion Ltd. and Research in Motion Corp. (collectively “RIM”) filed a declaratory judgment action against the Company in Federal District Court in the Northern District of Texas. The suit, Research in Motion Limited and Research in Motion Corporation v. Eastman Kodak Company, seeks to invalidate certain Company patents related to digital camera technology and software object linking, and seeks a determination that RIM handheld devices do not infringe such patents. On February 17, 2009, the Company filed its answer and counterclaims for infringement of each of these same patents. A pretrial hearing known as a Markman hearing was held on March 23, 2010. The Court has not yet issued its Markman decision. The Court will be issuing a new trial schedule, which was originally scheduled for December 2010. On January 19, 2012 the Judge issued an order to stay the case. On February 10, 2012, RIM filed a motion to lift the stay. Kodak and the Unsecured Creditors Committee did not oppose this motion.  In a hearing on March 8, 2012, the Bankruptcy Court granted RIM’s motion and lifted the stay.

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

On January 14, 2010 the Company filed two suits against Apple Inc. in the Federal District Court in the Western District of New York (Eastman Kodak Company v. Apple Inc.) claiming infringement of patents related to digital cameras and certain computer processes. The Company is seeking unspecified damages and other relief. The case related to digital cameras has been stayed pending the January 14, 2010 ITC action referenced above. On April 15, 2010, Apple Inc. filed a counterclaim against Kodak in the case related to certain computer processes, claiming infringement of patents related to digital cameras and all-in-one printers.  The counterclaim has been stayed as a result of Kodak’s Chapter 11 filing.

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

On April 15, 2010 Apple also filed in Federal District Court in the Northern District of California (Apple Inc. v. Eastman Kodak Company) a complaint asserting infringement of the same patents asserted in the April 15, 2010 ITC. This case has been stayed pending the April 15, 2010 ITC action appealed to the Federal Circuit referenced above.

On August 26, 2010, Apple filed a claim in California State Court (Santa Clara) claiming ownership of the Kodak patent asserted by Kodak against Apple in the January 14, 2010 ITC action referenced above. This action was removed to Federal District Court in the Northern District of California and subsequently dismissed. Apple has amended its answer in the stayed Western District of New York case pertaining to digital cameras referenced above, to incorporate its ownership claim. The case has been stayed pending resolution of Kodak’s companion January 14, 2010 ITC action.

On January 19, 2012, Apple appeared in U.S. Bankruptcy Court in the Southern District of New York  and asserted that it was the owner of the patent asserted by Kodak against Apple in the January 14, 2010 ITC Investigation referenced above and potentially other Kodak patents.   On February 14, 2012, Apple filed a motion in the Bankruptcy Court asking the court to lift the stay of Apple’s action in the WDNY and transfer it to the SDNY for resolution.  Kodak and the UCC opposed Apple’s motion.  Kodak subsequently filed a motion under 11 USC 2004 seeking discovery from Apple on the basis for Apple’s ownership claims.  In a hearing on March 8, 2012, the Bankruptcy Court denied Apple’s motion for relief from the stay and at a hearing on March 20, 2012, the Bankruptcy Court granted Kodak’s motion seeking discovery from Apple.

On January 10, 2012 the Company filed a complaint with the ITC against Apple Inc. and HTC Corp., HTC America, Inc. and Exedea, Inc. (collectively “HTC”) for infringement of patents related to digital imaging technology. In the Matter of Certain Electronic Devices For Capturing and Transmitting Images, and Components Thereof, the Company is seeking a limited exclusion order preventing importation of infringing devices, including certain of Apple’s iPhones, iPads and iPods and certain of HTC’s smartphones and tablets.  On February 22, 2012, the ITC ordered that an investigation be instituted to determine whether importation or sale of the accused Apple and HTC devices constitutes violation of the Tariff Act of 1930.  The investigation has been assigned to ALJ Gildea.  The ALJ’s Final Initial Determination is due no later than May 30, 2013, and the Target Date for the Commission’s Final Determination is September 30, 2013.

On January 10, 2012 the Company filed a lawsuit against Apple Inc. in the Federal District Court in the Western District of New York (Eastman Kodak Company v. Apple Inc.) claiming infringement of patents related to digital imaging technology. The Company is seeking unspecified damages and other relief.  The case has been stayed pending the final decision in the January 10, 2012 ITC action referenced above.

On January 10, 2012 the Company filed a lawsuit against HTC in the Federal District Court in the Western District of New York (Eastman Kodak Company v. HTC Corp., HTC America, Inc. and Exedea, Inc.) claiming infringement of patents related to digital imaging technology. The Company is seeking unspecified damages and other relief.  The case has been stayed pending the final decision in the January 10, 2012 ITC action referenced above.

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

Item 4.  Mine Safety Disclosures

Not applicable.

Item 6.  Exhibits

(a)  Exhibits required as part of this report are listed in the index appearing on page 63.

   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         EASTMAN KODAK COMPANY
                      (Registrant)

     Date:           April 27, 2012                                                                                /s/ Eric Samuels

                             Eric Samuels
                             Chief Accounting Officer and Corporate Controller
                         (Chief Accounting Officer and Authorized Signatory)

Eastman Kodak Company
Index to Exhibits
Exhibit
Number

(3.1)     Certification of Incorporation, as amended and restated May 11, 2005
             (Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, as filed on August  9, 2005, Exhibit 3.)

(3.2)     By-laws, as amended and restated October 19, 2010
             (Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, as filed on October 28, 2010, Exhibit 3.2.)

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
(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 25, 1988, Exhibit 4.)

First Supplemental Indenture dated as of September 6, 1991, between Eastman Kodak Company and The Bank of New York as Trustee.
(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Exhibit 4.)

Second Supplemental Indenture dated as of September 20, 1991, between Eastman Kodak Company and The Bank of New York as Trustee.
(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Exhibit 4.)

Third Supplemental Indenture dated as of January 26, 1993, between Eastman Kodak Company and The Bank of New York as Trustee.
(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Exhibit 4.)

Fourth Supplemental Indenture dated as of March 1, 1993, between Eastman Kodak Company and The Bank of New York as Trustee.
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

(4.2)	Form of the 7.25% Senior Notes due 2013.
(Incorporated by reference to the Eastman Kodak Company Current Report on Form 8-K for the date October 10, 2003 as filed on October 10, 2003, Exhibit 4.)

Eastman Kodak Company
Index to Exhibits (continued)

Exhibit
Number

(4.3)
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

(4.4)	Security Agreement, dated as of October 18, 2005, amended and restated as of March 31, 2009, from the grantors party thereto to Citicorp USA, Inc.
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

(4.5)	Canadian Security Agreement, dated October 18, 2005, amended and restated as of March 31, 2009, from the grantors party thereto to Citicorp USA, Inc.
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

Eastman Kodak Company
Index to Exhibits (continued)

Exhibit
Number

(4.6)	Indenture, dated as of September 23, 2009, between Eastman Kodak Company and The Bank of New York Mellon, as trustee.
           (Incorporated by reference to the Eastman Kodak Company Current Report on Form 8-K for the date September 23, 2009, as filed on September 23, 2009, Exhibit 4.1.)

(4.7)	Indenture, dated as of September 29, 2009, between Eastman Kodak Company and The Bank of New York Mellon, as trustee.
           (Incorporated by reference to the Eastman Kodak Company Current Report on Form 8-K for the date September 29, 2009, as filed on September 30, 2009, Exhibit 4.1.)

(4.8)    Form of Warrant
            (Incorporated by reference to the Eastman Kodak Company Current Report on Form 8-K for the date September 29, 2009, as filed on September 30, 2009, Exhibit 10.2.)

(4.9)    Registration Rights Agreement, dated as of September 29, 2009.
           (Incorporated by reference to the Eastman Kodak Company Current Report on Form 8-K for the date September 29, 2009, as filed on September 30, 2009, Exhibit 10.3.)

(4.10)  Purchase Agreement, dated as of September 16, 2009.
           (Incorporated by reference to the Eastman Kodak Company Current Report on Form 8-K for the date September 29, 2009, as filed on September 30, 2009, Exhibit 10.1.)

(4.11)	Indenture, dated as of March 5, 2010, by and among the Company, the Subsidiary Guarantors and The Bank of New York Mellon, as trustee.
            (Incorporated by reference to the Eastman Kodak Company Current Report on Form 8-K for the date March 5, 2010, as filed on March 10, 2010, Exhibit 4.1.)

(4.12)	Security Agreement, dated as of March 5, 2010, by and among the Company, the Subsidiary Guarantors and The Bank of New York Mellon, as collateral agent.
(Incorporated by reference to the Eastman Kodak Company Current Report on Form 8-K for the date March 5, 2010, as filed on March 10, 2010, Exhibit 10.1.)

(4.13)	Collateral Trust Agreement, dated as of March 5, 2010, by and among the Company, the Subsidiary Guarantors and the Bank of New York Mellon, as collateral agent.
(Incorporated by reference to the Eastman Kodak Company Current Report on Form 8-K for the date March 5, 2010, as filed on March 10, 2010, Exhibit 10.2.)

(4.14)	Indenture dated March 15, 2011, by and among the Company, the Subsidiary Guarantors and The Bank of New York Mellon, as trustee.
(Incorporated by reference to the Eastman Kodak Company Current Report on Form 8-K for the date March 15, 2011, as filed on March 31, 2011, Exhibit 4.1.)

(4.15)	Second Amended and Restated Credit Agreement, dated as of April 26, 2011, among Eastman Kodak Company, Kodak Canada Inc., the lenders party thereto, and Bank of America, N.A., as agent.
(Incorporated by reference to the Eastman Kodak Company Current Report on Form 8-K for the date April 26, 2011, as filed on April 27, 2011, Exhibit 4.1.)

Eastman Kodak Company
Index to Exhibits (continued)

Exhibit
Number

(4.16)
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

(4.17)	Debtor-In-Possession Credit Agreement, dated as of January 20, 2012.
(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2011, Exhibit 4.22.)

Amendment No. 1 to Debtor-In-Possession Credit Agreement, dated as of January 25, 2012.
(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2011, Exhibit 4.23.)

Amendment No. 2 to Debtor-In-Possession Credit Agreement, Amendment No. 1 to U.S. Security Agreement, and Amendment No. 1 to Canadian Security Agreement.
(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 8-K for the date March 5, 2012, as filed on March 6, 2012, Exhibit 99.1.)

(4.18)	U.S. Security Agreement, dated January 20, 2012.
(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2011, Exhibit 4.24.)

(4.19)	Canadian Security Agreement, dated January 20, 2012.
(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2011, Exhibit 4.25.)

(4.20)	Intercreditor Agreement, dated as of January 20, 2012.
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
(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010, Exhibit 10.6.)

Eastman Kodak Company
Index to Exhibits (continued)

Exhibit
Number

(10.7)	Administrative Guide for the 2011 - 2012 Performance Cycle of the Leadership Stock Program under Article 7 (Performance Awards) of the 2005 Omnibus Long-Term Compensation Plan.
            (Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, Exhibit 10.6.)

(10.8)	Administrative Guide for September 16, 2008 Restricted Stock Unit Grant under the 2005 Omnibus Long-term Compensation Plan.
           (Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2008, Exhibit 10.9.)

(10.9)	Form of Administrative Guide for Restricted Stock Unit Grant under the 2005 Omnibus Long-term Compensation Plan.
            (Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2008, Exhibit 10.10.)

(10.10)	Eastman Kodak Company 1995 Omnibus Long-Term Compensation Plan, as amended, effective as of November 12, 2001.
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

(10.11)	Kodak Executive Financial Counseling Program.
                (Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Exhibit 10.)

(10.12)	Personal Umbrella Liability Insurance Coverage.
(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 1995, Exhibit 10.)

(10.13)	Offer of employment for Pradeep Jotwani dated September 24, 2010.
(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, Exhibit 10.15.)

(10.14)	Kodak Stock Option Plan, as amended and restated August 26, 2002.
(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Exhibit 10.)

(10.15)	Eastman Kodak Company 1997 Stock Option Plan, as amended effective as of March 13, 2001.

(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and the Quarterly Report on Form 10-Q for thequarterly period ended March 31, 2001, Exhibit 10.)

(10.16)
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

(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2004, Exhibit 10.)

(10.17)	Administrative Guide for the 2004-2005 Performance Cycle of the Leadership Program under Article 12 of the 2000 Omnibus Long-Term Compensation Plan, as amended January 1, 2009.
               (Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2008, Exhibit 10.19.)

(10.18)	Administrative Guide for the 2004-2005 Performance Cycle of the Leadership Program under Section 13 of the 2000 Omnibus Plan, as amended January 1, 2009.
               (Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2008, Exhibit 10.20.)

(10.19)	Eastman Kodak Company Executive Compensation for Excellence and Leadership Plan, as amended and restated January 1, 2010.
(Incorporated by reference to the Eastman Kodak Company Notice of 2010 Annual Meeting and Proxy Statement, Exhibit II.)

(10.20)	Eastman Kodak Company Executive Protection Plan, as amended December 21, 2010, effective December 23, 2010.

(10.21)	Eastman Kodak Company Estate Enhancement Plan, as adopted effective March 6, 2000.
                (Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 1999, Exhibit 10.)

Eastman Kodak Company
Index to Exhibits (continued)

Exhibit
Number

(10.22)   Antonio M. Perez Agreement dated March 3, 2003.
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
(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, Exhibit 10 CC.)

  Amendment, dated February 27, 2007, to Antonio M. Perez Letter Agreement dated March 3, 2003.
(Incorporated by reference to the Eastman Kodak Company Current Report on Form 8-K, filed on March 1, 2007, Exhibit 99.1).

Second Amendment, dated December 9, 2008, to Antonio M. Perez Letter Agreement dated March 3, 2003.
(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2008, Exhibit 10.24.)

Amendment, dated September 28, 2009, to Antonio M. Perez Letter Agreement dated March 3, 2003.
(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009.)

(10.23)	Antoinette P. McCorvey Waiver Letter Re: Eastman Kodak Company Executive Protection Plan dated October 11, 2010.
               (Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2010, Exhibit 10.)

(10.24)	Asset Purchase Agreement between Eastman Kodak Company and Onex Healthcare Holdings, Inc., dated as of January 9, 2007.

Amendment No. 1 To the Asset Purchase Agreement.
               (Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, Exhibit 10 CC.)

(10.25)	Administrative Guide For September 28, 2009 Restricted Stock Unit (RSU) Grant under the 2005 Omnibus Long-Term Compensation Plan (For Executives).
              (Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009.)

(10.26)	Administrative Guide For September 28, 2009 Restricted Stock Unit (RSU) Grant under the 2005 Omnibus Long-Term Compensation Plan (For Executive Council and Operations Council Members).
               (Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009.)

(10.27)	Administrative Guide For September 28, 2009 Restricted Stock Unit (RSU) Grant under the 2005 Omnibus Long-Term Compensation Plan (Hold Until Retirement Provision).
               (Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009.)

(10.28)	Administrative Guide for the 2011 Performance Stock Unit Program under Article 7 (Performance Awards) of the 2005 Omnibus Long-Term Compensation Plan, Granted to Antonio M. Perez.
               (Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011.)

(10.29)	Laura G, Quatela Waiver Letter Re: Eastman Kodak Company Executive Protection Plan dated November 8, 2010.
              (Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2010, Exhibit 10.)

(10.30)	Gustavo Oviedo Waiver Letter Re: Eastman Kodak Company Executive Protection Plan dated December 13, 2010.
              (Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2010, Exhibit 10.)

(10.31)	Note Purchase Agreement, dated as of February 24, 2010, by and among Eastman Kodak Company and KKR et al.
              (Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010, Exhibit 4.16.)

Eastman Kodak Company
Index to Exhibits (continued)

Exhibit
Number

(10.32)   Joyce P. Haag Separation Agreement dated November 11, 2010.
              (Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2010, Exhibit 10.)

(10.33)	Second Amended and Restated U.S. Security Agreement, dated as of April 26, 2011, from the grantors party thereto to Bank of America, N.A., as agent.
(Incorporated by reference to the Eastman Kodak Company Current Report on Form 8-K for the date April 26, 2011, as filed on April 27, 2011, Exhibit 10.1.)

(10.34)	Second Amended and Restated Canadian Security Agreement, dated as of April 26, 2011, from the grantors party thereto to Bank of America, N.A.
(Incorporated by reference to the Eastman Kodak Company Current Report on Form 8-K for the date April 26, 2011, as filed on April 27, 2011, Exhibit 10.2.)

(10.35)
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

(10.36)	Laura Quatela Agreement, dated October 31, 2011.
(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2011, Exhibit 10.41.)

(10.37)	Robert Berman Letter Agreement, dated December 8, 2011.
(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2011, Exhibit 10.42.)

(12)	Statement regarding Computation of Ratio of Earnings to Fixed Charges - filed herewith.

(31.1)	Certification – filed herewith.

(31.2)	Certification – filed herewith.

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

 (101.CAL*)    XBRL Taxonomy Extension Calculation Linkbase - will be filed separately

(101.INS*)     XBRL Instance Document - will be filed separately
(101.LAB*)   XBRL Taxonomy Extension Label Linkbase - will be filed separately
(101.PRE*)    XBRL Taxonomy Extension Presentation Linkbase - will be filed separately
(101.SCH*)    XBRL Taxonomy Extension Schema Linkbase - will be filed separately

(101.DEF*)    XBRL Taxonomy Extension Definition Linkbase - will be filed separately

*  Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement of prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.