Form 10-Q/A
period 2012-05-03
EASTMAN KODAK CO
filed 2012-05-03
CIK 31235

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

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

Eastman Kodak Company
Form 10-Q/A
(Amendment No. 1)
March 31, 2012

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q (the “Form 10-Q”) of Eastman Kodak Company for the quarter ended March 31, 2012 is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to the Form 10-Q provides the consolidated financial statements and related notes from the Form 10-Q formatted in extensible business reporting language (“XBRL”).

No other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Part II.  Other Information

Item 6.  Exhibits

(a)  Exhibits required as part of this report are listed in the index appearing on page 6.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        EASTMAN KODAK COMPANY
                     (Registrant)

Date:           May 3, 2012                                                                               /s/ Eric Samuels
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

 (101.CAL*)   XBRL Taxonomy Extension Calculation Linkbase  - filed herewith.

(101.INS*)     XBRL Instance Document – filed herewith.

(101.LAB*)   XBRL Taxonomy Extension Label Linkbase – filed herewith.

(101.PRE*)    XBRL Taxonomy Extension Presentation Linkbase – filed herewith.

(101.SCH*)    XBRL Taxonomy Extension Schema Linkbase – filed herewith.

(101.DEF*)    XBRL Taxonomy Extension Definition Linkbase – filed herewith.

*  Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement of prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.