Form 10-Q
period 2012-08-03
EASTMAN KODAK CO
filed 2012-08-03
CIK 31235

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]  Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes    [   ]            No    [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each Class	Number of Shares Outstanding at July 27, 2012
Common Stock, $2.50 par value	271,856,537

Eastman Kodak Company
Form 10-Q
June 30, 2012

	Part I. - Financial Information	Page

Item 1.	Financial Statements	3-7
	Consolidated Statement of Operations (Unaudited)	3
	Consolidated Statement of Comprehensive (Loss) Income (Unaudited)	4
	Consolidated Statement of Retained Earnings (Unaudited)	5
	Consolidated Statement of Financial Position (Unaudited)	6
	Consolidated Statement of Cash Flows (Unaudited)	7
	Notes to Financial Statements (Unaudited)	8-34
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	35-49
	Liquidity and Capital Resources	49-52

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	53
Item 4.	Controls and Procedures	54

	Part II. - Other Information

Item 1.	Legal Proceedings	55
Item 6.	Exhibits	56

	Signature	57
	Index to Exhibits	58-61

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

EASTMAN KODAK COMPANY
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
(in millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net sales
Products	$896	$1,280	$1,737	$2,395
Services	178	193	360	385
Licensing & royalties (Note 8)	3	12	(55)	27
Total net sales	$1,077	$1,485	$2,042	$2,807
Cost of sales
Products	$768	$1,127	$1,545	$2,170
Services	134	147	284	301
Total cost of sales	$902	$1,274	$1,829	$2,471
Gross profit	$175	$211	$213	$336
Selling, general and administrative expenses	216	289	443	600
Research and development costs	54	68	120	146
Restructuring costs and other	19	29	113	62
Other operating (income) expenses, net	(19)	(1)	(20)	(71)
Loss from continuing operations before interest expense, other income (charges), net, reorganization items, net and income taxes	(95)	(174)	(443)	(401)
Interest expense (contractual interest for the three and six months ended June 30, 2012 of $53 and $99, respectively)	41	38	77	76
Loss on early extinguishment of debt, net	-	-	7	-
Other income (charges), net	(4)	17	(1)	9
Reorganization items, net	160	-	248	-
Loss from continuing operations before income taxes	(300)	(195)	(776)	(468)
Benefit for income taxes	(1)	(16)	(111)	(40)
Loss from continuing operations	(299)	(179)	(665)	(428)
Earnings from discontinued operations, net of income taxes	-	-	-	3
NET LOSS ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$(299)	$(179)	$(665)	$(425)
Basic and diluted net (loss) earnings per share attributable to Eastman Kodak Company common shareholders:
Continuing operations	$(1.10)	$(0.67)	$(2.45)	$(1.59)
Discontinued operations	-	-	-	0.01
Total	$(1.10)	$(0.67)	$(2.45)	$(1.58)

Number of common shares used in basic and diluted net (loss) earnings per share	271.9	268.9	271.5	268.9

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

(in millions)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
NET LOSS ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$(299)	$(179)	$(665)	$(425)
Other comprehensive income (loss), net of tax:
Realized and unrealized gains from hedging activity, net of tax of $1 and $4 for the three months ended June 30, 2012 and 2011, and $2 and $1 for the six months ended June 30, 2012 and 2011, respectively	2	(7)	4	1
Unrealized gain from investment, net of tax of $0 for the three months ended June 30, 2012	(1)	-	-	-
Currency translation adjustments	11	20	(4)	18
Pension and other postretirement benefit plan obligation activity, net of tax of $6 and $5 for the three months ended June 30, 2012 and 2011, and $9 and $9 for the six months ended June 30, 2012 and 2011, respectively	33	15	61	51
Total comprehensive loss, net of tax	$(254)	$(151)	$(604)	$(355)

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENT OF RETAINED EARNINGS (Unaudited)

(in millions)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Retained earnings at beginning of period	$3,645	$4,716	$4,071	$4,969
Net loss	(299)	(179)	(665)	(425)
Loss from issuance of treasury stock	-	(1)	(60)	(8)
Retained earnings at end of period	$3,346	$4,536	$3,346	$4,536

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENT OF FINANCIAL POSITION (Unaudited)

(in millions)	June 30,	December 31,
	2012	2011
ASSETS
Current Assets
Cash and cash equivalents	$1,257	$861
Receivables, net	824	1,103
Inventories, net	632	607
Deferred income taxes	58	58
Other current assets	66	74
Total current assets	2,837	2,703
Property, plant and equipment, net of accumulated depreciation of $4,518 and $4,590, respectively	786	895
Goodwill	276	277
Other long-term assets	719	803
TOTAL ASSETS	$4,618	$4,678
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities
Accounts payable, trade	$423	$706
Short-term borrowings and current portion of long-term debt	42	152
Accrued income and other taxes	5	40
Other current liabilities	934	1,252
Total current liabilities	1,404	2,150
Long-term debt, net of current portion	1,434	1,363
Pension and other postretirement liabilities	1,400	3,053
Other long-term liabilities	367	462
Liabilities subject to compromise	2,968	-

Total Liabilities	7,573	7,028

Commitments and Contingencies (Note 9)

Equity (Deficit)
Common stock, $2.50 par value	978	978
Additional paid in capital	1,106	1,108
Retained earnings	3,346	4,071
Accumulated other comprehensive loss	(2,605)	(2,666)
	2,825	3,491
Less: Treasury stock, at cost	(5,782)	(5,843)
Total Eastman Kodak Company shareholders’ deficit	(2,957)	(2,352)
Noncontrolling interests	2	2
Total deficit	(2,955)	(2,350)

TOTAL LIABILITIES AND DEFICIT	$4,618	$4,678

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
(in millions)	2012	2011

Cash flows from operating activities:
Net loss	$(665)	$(425)
Adjustments to reconcile to net cash used in operating activities:
Earnings from discontinued operations, net of income taxes	-	(3)
Depreciation and amortization	124	151
Gain on sales of businesses/assets	(20)	(72)
Loss on early extinguishment of debt	7	-
Non-cash restructuring costs, asset impairments and other charges	5	6
Non-cash and financing related reorganization items, net	205	-
Provision for deferred income taxes	16	38
Decrease in receivables	269	144
Increase in inventories	(38)	(62)
Decrease in liabilities excluding borrowings	(92)	(636)
Other items, net	37	22
Total adjustments	513	(412)
Net cash used in continuing operations	(152)	(837)
Net cash used in discontinued operations	-	(10)
Net cash used in operating activities	(152)	(847)
Cash flows from investing activities:
Additions to properties	(26)	(56)
Proceeds from sales of businesses/assets	26	76
Business acquisitions, net of cash acquired	-	(27)
Funding of restricted cash and investment accounts	-	(22)
Marketable securities - sales	60	41
Marketable securities - purchases	(58)	(38)
Net cash provided by (used in) investing activities	2	(26)
Cash flows from financing activities:
Proceeds from DIP credit agreement	686	-
Proceeds from other borrowings	-	247
Repayment of borrowings	(134)	(50)
Reorganization items	(40)	-
Debt issuance costs	-	(6)
Proceeds from sale and leaseback transaction	41	-
Net cash provided by financing activities	553	191
Effect of exchange rate changes on cash	(7)	15
Net increase (decrease) in cash and cash equivalents	396	(667)
Cash and cash equivalents, beginning of period	861	1,624
Cash and cash equivalents, end of period	$1,257	$957

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

The Company incurred a net loss for the years ended 2011, 2010 and, 2009, as well as the six months ended June 30, 2012, and had a shareholders’ deficit as of June 30, 2012, December 31, 2011 and December 31, 2010.  To improve the Company’s performance and address competitive challenges, the Company is developing a strategic plan for the ongoing operation of the Company’s business.  Successful implementation of the Company’s plan, however, is subject to numerous risks and uncertainties.  In addition, the increasingly competitive industry conditions under which the Company operates have negatively impacted the Company’s financial position, results of operations and cash flows and may continue to do so in the future. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company’s ability to continue as a going concern is contingent upon the Company’s ability to comply with the financial and other covenants contained in its Debtor-in-Possession Credit Agreement (the “DIP Credit Agreement”), the Bankruptcy Court’s approval of the Company’s reorganization plan and the Company’s ability to successfully implement the Company’s plan and obtain exit financing, among other factors.  As a result of the Bankruptcy Filing, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession under chapter 11, the Company may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business (and subject to restrictions contained in the DIP Credit Agreement), for amounts other than those reflected in the accompanying consolidated financial statements. Further, the reorganization plan could materially change the amounts and classifications of assets and liabilities reported in the consolidated financial statements.  The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern or as a consequence of the Bankruptcy Filing.  Refer to Note 2, “Chapter 11 Filing” for additional information.

Certain amounts for prior periods have been reclassified to conform to the current period classification due to changes in the Company’s Segment Reporting structure.  Refer to Note 16, “Segment Information” for additional information.

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

The Debtors may assume, assume and assign, or reject certain executory contracts and unexpired leases subject to the approval of the Bankruptcy Court and certain other conditions.  In general, rejection of an executory contract or unexpired lease is treated as a pre-petition breach of the executory contract or unexpired lease in question and, subject to certain exceptions, relieves the Debtors from performing their future obligations under such executory contract or unexpired lease but entitles the contract counter-party or lessor to a pre-petition general unsecured claim for damages caused by such deemed breach.  Generally, the assumption of an executory contract or unexpired lease requires the Debtors to cure any existing defaults under such executory contract or unexpired lease.

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

On May 3, 2012, the U.S. Trustee appointed an official committee of retired employees of the Debtor entities.

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

On May 2, 2012, the Bankruptcy Court approved the Company’s motion to extend the period of time that the court gives the Company the exclusive right to file a plan of reorganization.  The extension concerns only the length of time in which the Company has the sole right to file a plan of reorganization, not the duration of the case.  The date until which the Debtors have to file a plan of reorganization has been extended through and includes October 15, 2012.  The DIP Credit Agreement stipulates that a draft of an acceptable reorganization plan is to be provided to the DIP agent on or prior to January 15, 2013 and further requires the filing of an acceptable reorganization plan and disclosure statement with the court on or prior to February 15, 2013. The Company presently expects that any proposed reorganization plan will provide, among other things, settlement of the obligations under the DIP Credit agreement, mechanisms for settlement of claims against the Debtors’ estates, treatment of the Company’s existing equity and debt holders, and certain corporate governance and administrative matters pertaining to the reorganized Company.  Any proposed reorganization plan will be subject to revision prior to submission to the Bankruptcy Court based upon discussions with the Company’s creditors and other interested parties, and thereafter in response to creditor claims and objections and the requirements of the Bankruptcy Code or the Bankruptcy Court.  There can be no assurance that the Company will be able to secure approval for the Company’s proposed reorganization plan from the Bankruptcy Court or that the Company’s proposed plan will be accepted by the lenders under the DIP Credit Agreement.  In the event the Company does not secure approval of the reorganization plan, the outstanding DIP Credit Agreement principal and interest could become immediately due and payable.

Pre-Petition Claims

On April 18, 2012, as amended on May 16, 2012, the Debtors filed schedules of assets and liabilities and statements of financial affairs with the Bankruptcy Court.  On May 10, 2012, the Bankruptcy Court entered an order establishing July 17, 2012 as the bar date for potential creditors to file proofs of claims and establishing the required procedures with respect to filing such claims.  A bar date is the date by which pre-petition claims against the Debtors must be filed if the claimants wish to receive any distribution in the chapter 11 proceedings.

As of August 2, 2012, the Debtors have received approximately 5,900 proofs of claim, a portion of which assert, in part or in whole, unliquidated claims.  In the aggregate, total liquidated proofs of claim of approximately $20.5 billion have been filed against the Debtors.  New and amended claims may be filed in the future, including claims amended to assign values to claims originally filed with no designated value.  The Company is now in the process of reconciling such claims to the amounts listed by the Debtors in their schedule of assets and liabilities (as amended). Differences in liability amounts estimated by the Company and claims filed by creditors will be investigated and resolved, including through the filing of objections with the Bankruptcy Court, where appropriate.  The Company may ask the Court to disallow claims that the Company believes are duplicative, have been later amended or superseded, are without merit, are overstated or should be disallowed for other reasons.  In addition, as a result of this process, the Company may identify additional liabilities that will need to be recorded or reclassified to liabilities subject to compromise.  In light of the substantial number of claims filed, the claims resolution process may take considerable time to complete. The resolution of such claims could result in material adjustments to the Company’s financial statements. The determination of how liabilities will ultimately be treated cannot be made until the Bankruptcy Court approves a plan of reorganization.  Accordingly, the ultimate amount or treatment of such liabilities is not determinable at this time.

Financial Reporting in Reorganization

Expenses, gains and losses directly associated with reorganization proceedings are reported as Reorganization items, net in the accompanying Consolidated Statement of Operations.  In addition, liabilities subject to compromise in the chapter 11 proceedings are distinguished from liabilities of Non-Filing Entities, fully secured liabilities not expected to be compromised and from post-petition liabilities in the accompanying Consolidated Statement of Financial Position as of June 30, 2012.  Where there is uncertainty about whether a secured claim will be paid or impaired under the chapter 11 proceedings, the Company has classified the entire amount of the claim as a liability subject to compromise.  The amount of liabilities subject to compromise represents the Company’s estimate, where an estimate is determinable, of known or potential pre-petition claims to be addressed in connection with the bankruptcy proceedings.  Such liabilities are reported at the Company’s current estimate, where an estimate is determinable, of the allowed claim amount, even though they may settle for lesser amounts.  These claims remain subject to future adjustments, which may result from: negotiations; actions of the Bankruptcy Court; disputed claims; rejection of contracts and unexpired leases; the determination as to the value of any collateral securing claims; proofs of claims; or other events.

Effective as of January 19, 2012, the Company ceased recording interest expense on outstanding pre-petition debt classified as liabilities subject to compromise.  Contractual interest expense represents amounts due under the contractual terms of outstanding debt, including debt subject to compromise.  For the period from January 19, 2012 through June 30, 2012 contractual interest expense related to liabilities subject to compromise of approximately $22 million has not been recorded, as it is not expected to be an allowed claim under the chapter 11 case.

Section 363 Asset Sales

On March 1, 2012, the Company entered into an agreement with Shutterfly, Inc. related to the proposed sale of certain assets of Kodak Gallery on-line photo services business for $23.8 million (the “Stalking Horse Purchase Agreement”).  On May 1, 2012, the Bankruptcy Court approved the Stalking Horse Purchase Agreement. The Company received cash proceeds of approximately $19 million on the closing date, May 2, 2012.  The remaining proceeds will be received upon the successful transfer of the assets to Shutterfly, Inc.  Approximately 75% of the net proceeds from the sale were used to repay term debt under the DIP Credit Agreement.

On June 11, 2012, the Company filed a motion with the Bankruptcy Court seeking approval of bidding procedures to auction its Digital Capture and Kodak Imaging Systems and Services patent portfolios.  On July 2, 2012, the Bankruptcy Court approved the Company’s motion. The final date for designation of the successful bidder(s) under the approved bidding procedures is August 13, 2012.

Eastman Kodak Company Guarantee

Eastman Kodak Company (“EKC”) has previously issued (pre-petition) a guarantee to Kodak Limited (“Subsidiary”) and the Trustee (“Trustee”) of the Kodak Pension Plan (“Plan”) in the United Kingdom.  Under that arrangement, EKC guaranteed to the Subsidiary and the Trustee the ability of the Subsidiary, only to the extent it becomes necessary to do so, to (1) make contributions to the Plan to ensure sufficient assets exist to make plan benefit payments, as they become due, if the Plan otherwise would not have sufficient assets and (2) make contributions to the Plan such that it will achieve fully funded status by the funding valuation for the period ending December 31, 2022.

The Subsidiary agreed to make certain contributions to the Plan as determined by a funding plan agreed to by the Trustee.  Under the terms of this agreement, the Subsidiary is obligated to pay a minimum amount of $50 million to the Plan in each of the years 2011 through 2014, and a minimum amount of $90 million to the Plan in each of the years 2015 through 2022.  Future funding beyond 2022 would be required if the Plan is still not fully funded as determined by the funding valuation for the period ending December 31, 2022.  Under the terms of this agreement, these payment amounts for the years 2015 through 2022 could be lower, and the payment amounts for all years noted could be higher by up to $5 million, based on the exchange rate between the U.S. dollar and British pound.  These minimum amounts do not include potential contributions related to tax benefits received by the Subsidiary. EKC has requested deferral of the June 2012 payment in order to finance certain restructuring charges in Europe.  There can be no assurances that any deferral proposal will be granted.

The underfunded position of the Plan of $1.1 billion (calculated in accordance with U.S. GAAP) is included in Pension and other postretirement liabilities presented in the Consolidated Statement of Financial Position as of June 30, 2012.  The underfunded obligation relates to a non-debtor entity.  The Trustee has asserted an unsecured claim of approximately $2.8 billion under the guarantee.  Kodak Limited has also asserted an unsecured claim under the guarantee for an unliquidated amount.  The ultimate treatment of the Trustee's and Kodak Limited's claims is not determinable at this time.

NOTE 3:  LIABILITIES SUBJECT TO COMPROMISE

The following table reflects pre-petition liabilities that are subject to compromise.

As of
(in millions)	June 30,
2012
Accounts payable	$299
Debt	683
Pension and postretirement obligations	1,733
Other liabilities subject to compromise	253
Liabilities subject to compromise	$2,968

The Bankruptcy Filing constituted an event of default with respect to certain of the Company’s debt instruments. Refer to Note 7, “Short-Term Borrowings and Long-Term Debt” for additional information.  Other liabilities subject to compromise include accrued liabilities for customer programs, deferred compensation, environmental, taxes, and contract and lease rejections. The amount of liabilities subject to compromise represents the Company’s estimate, where an estimate is determinable, of known or potential pre-petition claims to be addressed in connection with the bankruptcy proceedings.  Such liabilities are reported at the Company’s current estimate, where an estimate is determinable, of the allowed claim amount, even though they may settle for lesser amounts.  These claims remain subject to future adjustments, which may result from: negotiations; actions of the Bankruptcy Court; disputed claims; rejection of contracts and unexpired leases; the determination as to the value of any collateral securing claims; proofs of claims; or other events.  Refer to Note 2, "Chapter 11 Filing" for additional information.

NOTE 4:  REORGANIZATION ITEMS, NET

A summary of reorganization items, net for the three and six months ended June 30, 2012 is presented in the following table:

	Three Months Ended	Six Months Ended
(in millions)	June 30,	June 30,
	2012	2012

Professional fees	$45	$88
DIP credit agreement financing costs	-	45
Provision for expected allowed claims	119	119
Other items, net	(4)	(4)
Reorganization items, net	$160	$248

For the three and six months ended June 30, 2012, the Company paid approximately $38 million and $83 million, respectively, for reorganization items.

NOTE 5:  RECEIVABLES, NET

	As of
(in millions)	June 30,	December 31,
	2012	2011

Trade receivables	$708	$996
Miscellaneous receivables	116	107
Total (net of allowances of $55 and $51 as of June 30, 2012 and December 31, 2011, respectively)	$824	$1,103

Approximately $124 million and $191 million of the total trade receivable amounts as of June 30, 2012 and December 31, 2011, respectively, will potentially be settled through customer deductions in lieu of cash payments.  Such deductions represent rebates owed to the customer and are included in Other current liabilities as of December 31, 2011 and Other current liabilities and Liabilities subject to compromise as of June 30, 2012 in the accompanying Consolidated Statement of Financial Position.

NOTE 6:  INVENTORIES, NET

	As of
(in millions)	June 30,	December 31,
	2012	2011

Finished goods	$372	$379
Work in process	139	123
Raw materials	121	105

Total	$632	$607

NOTE 7:  SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Debt and related maturities and interest rates were as follows at June 30, 2012 and December 31, 2011:

				As of
				June 30, 2012	December 31, 2011
(in millions)
			Weighted-Average
			Effective
			Interest	Carrying	Carrying
Country	Type	Maturity	Rate	Value	Value

Current portion:
U.S.	Revolver	2013	4.75%	$-	$100
Germany	Term note	2012-2013	6.16%	40	40
Brazil	Term note	2012-2013	19.80%	2	2
				42	142
Non-current portion:
U.S.	DIP Credit Agreement	2013	8.74%	657	-
Germany	Term note	2013	6.16%	36	35
Brazil	Term note	2013	19.80%	2	3
U.S.	Secured term note	2018	10.11%	492	491
U.S	Secured term note	2019	10.87%	247	247
				1,434	776
Liabilities subject to compromise:
U.S.	Term note	2013	6.16%	20	19
U.S.	Term note	2013	7.25%	250	250
U.S.	Convertible	2017	12.75%	400	315
U.S.	Term note	2018	9.95%	3	3
U.S.	Term note	2021	9.20%	10	10
				683	597
				$2,159	$1,515

The carrying value of the 2017 Convertible Senior Notes was increased during the quarter ended June 30, 2012 to reflect the stated principal amount of the notes.  When the notes were initially issued, $107 million of the principal amount of the debt was allocated to reflect the equity component of the notes.  The remaining carrying value of the debt was originally being accreted to the $400 million stated principal amount using the effective interest method.  The second quarter of 2012 increase in the carrying value of the debt resulted in a $90 million provision for expected allowed claims reflected in Reorganization items, net in the accompanying Consolidated Statement of Operations.

No portion of the carrying value of the Company’s debt was considered Liabilities subject to compromise in the Statement of Financial Position as of December 31, 2011, as the Company filed for chapter 11 bankruptcy protection on January 19, 2012.  The amounts shown as Liabilities subject to compromise as of December 31, 2011 in the table above were classified as long-term debt as of December 31, 2011 and are reflected as liabilities subject to compromise above only for presentation purposes.

Annual maturities of debt outstanding at June 30, 2012, excluding debt classified as liabilities subject to compromise, were as follows:

	Carrying	Maturity
(in millions)	Value	Value

2012	$42	$42
2013	695	709
2014	-	-
2015	-	-
2016	-	-
2017 and thereafter	739	750
Total	$1,476	$1,501

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

The DIP Credit Agreement limits, among other things, the Borrowers’ and the Subsidiary Guarantors’ ability to (i) incur indebtedness, (ii) incur or create liens, (iii) dispose of assets, (iv) prepay subordinated indebtedness and make other restricted payments, (v) enter into sale and leaseback transactions and (vi) modify the terms of any organizational documents and certain material contracts of the Borrowers and the Subsidiary Guarantors.  In addition to standard obligations, the DIP Credit Agreement provides for specific milestones that the Company must achieve by specific target dates.  In addition, the Company and its subsidiaries are required to maintain consolidated Adjusted EBITDA (as defined in the DIP Credit Agreement) of not less than a specified level for certain periods, with the specified levels ranging from $(130) million to $175 million depending on the applicable period.  The Company and its subsidiaries must also maintain minimum U.S. Liquidity (as defined in the DIP Credit Agreement) ranging from $100 million to $250 million depending on the applicable period.  The Company was required to maintain U.S. Liquidity of $125 million and $250 million for the periods from January 20, 2012 to February 15, 2012 and February 16, 2012 to March 31, 2012, respectively.  For the periods from April 1, 2012 to September 30, 2012 and October 1, 2012 through the termination of the DIP Credit Agreement, the Company must maintain U.S. Liquidity of $150 million and $100 million, respectively.  The Company was in compliance with all covenants under the DIP credit agreement as of June 30, 2012.

The Company must prepay the DIP Credit Agreement with all net cash proceeds from sales of or casualty events relating to certain types of collateral consisting of accounts, inventory, equipment or machinery (as defined in the DIP Credit Agreement).  In addition, all net cash proceeds from any sale in respect of the Company’s digital imaging patent portfolio must be used to prepay the DIP Credit Agreement.  With respect to all other asset sales or casualty events, or intellectual property licensing or settlement agreements, 75% of the net cash proceeds must be used to prepay the DIP Credit Agreement and 25% may be retained by the Company (retained proceeds are $19 million as of June 30, 2012).  However, once the Company’s share of these retained proceeds totals $150 million, all remaining and future net proceeds must be used to prepay the DIP Credit Agreement.

The Borrowers drew $700 million in term loans under the DIP Credit Agreement during the first quarter of 2012 and have issued approximately $114 million of letters of credit under the revolving credit facilities as of June 30, 2012.  Under the DIP Credit Agreement borrowing base calculation the Borrowers had approximately $68 million available under the revolving credit facility as of June 30, 2012.   Availability under the DIP Credit Agreement is subject to borrowing base availability, reserves and other limitations.

Second Amended and Restated Credit Agreement

On April 26, 2011, the Company and its subsidiary, Kodak Canada, Inc., together with the Company’s U.S. subsidiaries as guarantors entered into a Second Amended and Restated Credit Agreement (“Second Amended Credit Agreement”), with the named lenders and Bank of America, N.A. as administrative agent, in order to amend and extend its Amended and Restated Credit Agreement dated as of March 31, 2009, as amended (“Amended Credit Agreement”).

On January 20, 2012, the Company repaid all obligations and terminated all commitments under the Second Amended and Restated Credit Agreement in connection with entering into and drawing funds from the DIP Credit Agreement.  The repayment resulted in a loss on early extinguishment of debt of $7 million.

Second Lien Holders Agreement

On February 14, 2012, the Company reached an adequate protection agreement with a group representing at least 50.1% of the Second Lien Note Holders (2019 Senior Secured Note Holders and 2018 Senior Secured Note Holders), which was reflected in the final DIP Credit Agreement order (the “Final DIP Order”).  The Company agreed, among other things, to provide all Second Lien Note Holders with a portion of the proceeds received from certain sales and settlements in respect of the Company’s digital imaging patent portfolio subject to the following waterfall and the Company’s right to retain a percentage of certain proceeds under the DIP Credit Agreement: first, to repay any outstanding obligations under the DIP Credit Agreement, including cash collateralizing letters of credit (unless certain parties otherwise agree); second, to pay 50% of accrued second lien interest at the non-default rate; third, the Company retains $250 million; fourth, to repay the remaining accrued and unpaid second lien interest at the non-default rate; fifth, any remaining proceeds after conditions one through four up to $2,250 million to be split 60% to the Company and 40% to repay outstanding second lien debt at par; and sixth, the Company agreed that any proceeds above $2,250 million will be split 50% to the Company and 50% to Second Lien Note Holders until second lien debt is fully paid.  The Company also agreed to pay current interest to Second Lien Note Holders upon the receipt of $250 million noted above.  Subject to the satisfaction of certain conditions, the Company also agreed to pay reasonable fees of certain advisors to the Second Lien Note Holders.

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

NOTE 8:  INCOME TAXES

The Company’s income tax (benefit) provision and effective tax rate were as follows:

(in millions)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Loss from continuing operations before income taxes	$(300)	$(195)	$(776)	$(468)
Effective tax rate	0.3%	8.2%	14.3%	8.5%
Benefit for income taxes	$(1)	$(16)	$(111)	$(40)
Benefit for income taxes @ 35%	$(105)	$(68)	$(272)	$(164)
Difference between tax at effective vs. statutory rate	$104	$52	$161	$124

For the three months ended June 30, 2012, the difference between the Company’s recorded benefit and the benefit that would result from applying the U.S. statutory rate of 35.0% is primarily attributable to: (1) losses generated within the U.S. and certain jurisdictions outside the U.S. for which no benefit was recognized due to management’s conclusion that it was more likely than not that the tax benefits would not be realized, (2) tax accounting impacts related to items reported in Accumulated other comprehensive loss in the Consolidated Statement of Financial Position, and (3) a provision associated with foreign withholding taxes on undistributed earnings.

In March 2011, the Company filed a Request for Competent Authority Assistance with the United States Internal Revenue Service (IRS).  The request related to a potential double taxation issue with respect to certain patent licensing royalty payments received by the Company in 2009 and 2010.  In March 2012, the Company received notification that the IRS had reached agreement with the Korean National Tax Service (NTS) with regards to the Company’s March 2011 request.  As a result of the agreement reached by the IRS and NTS, the Company was due a partial refund of Korean withholding taxes in the amount of $123 million.  The Company had previously agreed with the licensees that made the royalty payments that any refunds of the related Korean withholding taxes would be shared equally between the Company and the licensees.  The licensees’ share ($61 million) of the Korean withholding tax refund has therefore been reported as a licensing revenue reduction in Licensing & royalties in the Consolidated Statement of Operations.

For the six months ended June 30, 2012, the difference between the Company’s recorded benefit and the benefit that would result from applying the U.S. statutory rate of 35.0% is primarily attributable to: (1) losses generated within the U.S. and certain jurisdictions outside the U.S. for which no benefit was recognized due to management’s conclusion that it was more likely than not that the tax benefits would not be realized, (2) a benefit as a result of the Company reaching a settlement of the competent authority claim noted above, (3) tax accounting impacts related to items reported in Accumulated other comprehensive loss in the Consolidated Statement of Financial Position (4) a provision associated with the establishment of a deferred tax asset valuation allowance outside the U.S., (5) a provision associated with foreign withholding taxes on undistributed earnings and (6) changes in audit reserves.

During the  six months ended June 30, 2012, the Company determined that it is more likely than not that a portion of the deferred tax assets outside the U.S. would not be realized and accordingly, recorded a tax provision of $16 million associated with the establishment of a valuation allowance on those deferred tax assets.

For the three months ended June 30, 2011, the difference between the Company’s recorded benefit and the benefit that would result from applying the U.S. statutory rate of 35.0% is primarily attributable to : (1) losses generated within the U.S. and certain jurisdictions outside the U.S. for which no benefit was recognized due to management’s conclusion that it was more likely than not that the tax benefits would not be realized, (2) a provision associated with the establishment of a deferred tax asset valuation allowance outside the U.S., and (3) changes in audit reserves and settlements.

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

For the six months ended June 30, 2011, the difference between the Company’s recorded benefit and the benefit that would result from applying the U.S. statutory rate of 35.0% is primarily attributable to : (1) losses generated within the U.S. and certain jurisdictions outside the U.S. for which no benefit was recognized due to management’s conclusion that it was more likely than not that the tax benefits would not be realized, (2) a provision associated with the establishment of a deferred tax asset valuation allowance outside the U.S., (3) a benefit associated with the release of a deferred tax asset valuation allowance in a certain jurisdiction outside the U.S., (4) tax accounting impacts related to items reported in Accumulated other comprehensive loss in the Consolidated Statement of Financial Position, and (5) changes in audit reserves and settlements.

NOTE 9:  COMMITMENTS AND CONTINGENCIES

Environmental

The Company’s undiscounted accrued liabilities for future environmental investigation, remediation, and monitoring costs are composed of the following items:

	As of
(in millions)	June 30,	December 31,
	2012	2011

Eastman Business Park site, Rochester, NY	$49	$49
Other current operating sites	9	9
Sites associated with former operations	17	19
Sites associated with the non-imaging health businesses sold in 1994	18	18
Total	$93	$95

These amounts are reported in Other long-term liabilities as of December 31, 2011 and Other long-term liabilities and Liabilities subject to compromise as of June 30, 2012 in the accompanying Consolidated Statement of Financial Position.

Cash expenditures for the aforementioned investigation, remediation and monitoring activities are expected to be incurred over the next thirty years for most of the sites.  For these known environmental liabilities, the accrual reflects the Company’s best estimate of the amount it will incur under the agreed-upon or proposed work plans.  The Company’s cost estimates were determined using the ASTM Standard E 2137-06, "Standard Guide for Estimating Monetary Costs and Liabilities for Environmental Matters," and have not been reduced by possible recoveries from third parties.  The overall method includes the use of a probabilistic model which forecasts a range of cost estimates and a single most probable cost estimate for the remediation required at individual sites.  For the purposes of establishing Company-level environmental reserves, the single most probable cost estimate for each site is used.  All projects are closely monitored and the models are reviewed as significant events occur or at least once per year.  The Company’s estimate includes investigations, equipment and operating costs for remediation and long-term monitoring of the sites.  Accrued liabilities of Debtor entities related to sites no longer owned by the Company have been classified as liabilities subject to compromise.

Liabilities subject to compromise are reported at the Company’s current estimate, where an estimate is determinable, of the allowed claim amount.

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

Estimates of the amount and timing of future costs of environmental remediation requirements are by their nature imprecise because of the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of presently unknown remediation sites and the allocation of costs among the PRPs.  Based on information presently available, the Company does not believe it is reasonably possible that losses for known exposures or allowed claims could exceed current accruals by material amounts, although costs could be material to a particular quarter or year, with the possible exception of matters related to the Passaic River which are described above.

Other Commitments and Contingencies

As of June 30, 2012, the Company had outstanding letters of credit of $114 million issued under the DIP Credit Agreement, as well as bank guarantees and letters of credit of $14 million, surety bonds in the amount of $23 million, and cash and investments in trust of $33 million, primarily to ensure the payment of possible casualty and workers’ compensation claims, environmental liabilities, legal contingencies, rental payments, and to support various customs, tax and trade activities.  The restricted cash and investment amounts are recorded within Other long-term assets in the Consolidated Statement of Financial Position.

In March 2012, the Company sold a property in Mexico for approximately $41 million and leased back the property for a one-year term.  The pre-tax gain on the property sale of approximately $35 million was deferred and no gain was recognizable upon the closing of the sale as the Company has continuing involvement in the property for the remainder of the lease term.  The deferred pre-tax gain is reported in Other current liabilities in the Consolidated Statement of Financial Position as of June 30, 2012.

The Company’s Brazilian operations are involved in governmental assessments of indirect and other taxes in various stages of litigation, primarily related to federal and state value-added taxes.  The Company is disputing these matters and intends to vigorously defend its position.  Based on the opinion of legal counsel and current reserves already recorded for those matters deemed probable of loss, management does not believe that the ultimate resolution of these matters will materially impact the Company’s results of operations or financial position.  The Company routinely assesses all these matters as to the probability of ultimately incurring a liability in its Brazilian operations and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable.  As of June 30, 2012, the unreserved portion of these contingencies, inclusive of any related interest and penalties, for which there was at least a reasonable possibility that a loss may be incurred, amounted to approximately $63 million.

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

NOTE 10:  GUARANTEES

The Company guarantees debt and other obligations of certain customers.  The debt and other obligations are primarily due to banks and leasing companies in connection with financing of customers’ purchases of equipment and product from the Company.  At June 30, 2012, the maximum potential amount of future payments (undiscounted) that the Company could be required to make under these customer-related guarantees was $24 million.  At June 30, 2012, the carrying amount of any liability related to these customer guarantees was not material.

The customer financing agreements and related guarantees, which mature on varying dates through 2016, typically have a term of 90 days for product and short-term equipment financing arrangements, and up to five years for long-term equipment financing arrangements.  These guarantees would require payment from the Company only in the event of default on payment by the respective debtor.  In some cases, particularly for guarantees related to equipment financing, the Company has collateral or recourse provisions to recover and sell the equipment to reduce any losses that might be incurred in connection with the guarantees.  However, any proceeds received from the liquidation of these assets would not cover the maximum potential loss under these guarantees.

The Company also guarantees potential indebtedness to banks and other third parties for some of its consolidated subsidiaries.  The maximum amount guaranteed is $152 million, and the outstanding amount for those guarantees is $136 million with $77 million recorded within the Short-term borrowings and current portion of long-term debt, and Long-term debt, net of current components in the accompanying Consolidated Statement of Financial Position.  These guarantees expire in 2012 through 2019.

Pursuant to the terms of the Company's DIP Credit Agreement, obligations of the Borrowers to the Lenders under the DIP Credit Agreement, as well as secured agreements in an amount not to exceed $75 million, are guaranteed by the Company and the Company’s U.S. subsidiaries and included in the above amounts.  Secured agreements under the DIP Credit Agreement for the Debtors totaled $20 million as of June 30, 2012.

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

The change in the Company's accrued warranty obligations balance, which is reflected in Other current liabilities in the accompanying Consolidated Statement of Financial Position, was as follows:

(in millions)

Accrued warranty obligations as of December 31, 2011	$46
Actual warranty experience during 2012	(51)
2012 warranty provisions	41
Accrued warranty obligations as of June 30, 2012	$36

The Company also offers its customers extended warranty arrangements that are generally one year, but may range from three months to three years after the original warranty period.  The Company provides repair services and routine maintenance under these arrangements.  The Company has not separated the extended warranty revenues and costs from the routine maintenance service revenues and costs, as it is not practicable to do so.  Therefore, these revenues and costs have been aggregated in the discussion that follows.  Costs incurred under these arrangements for the six months ended June 30, 2012 amounted to $141 million.  The change in the Company's deferred revenue balance in relation to these extended warranty and maintenance arrangements from December 31, 2011 to June 30, 2012, which is reflected in Other current liabilities in the accompanying Consolidated Statement of Financial Position, was as follows:

(in millions)

Deferred revenue on extended warranties as of December 31, 2011	$120
New extended warranty and maintenance arrangements in 2012	192
Recognition of extended warranty and maintenance arrangement revenue in 2012	(195)
Deferred revenue on extended warranties as of June 30, 2012	$117

NOTE 11:  RESTRUCTURING LIABILITIES

Charges for restructuring activities are recorded in the period in which the Company commits to a formalized restructuring plan, or executes the specific actions contemplated by the plan, and all criteria for liability recognition under the applicable accounting guidance have been met.  Restructuring actions taken in the first six months of 2012 were initiated to reduce the Company’s cost structure as part of its commitment to drive sustainable profitability.  Year to date actions included the dedicated capture devices business exit, traditional manufacturing capacity reductions in the U.S. and Mexico, workforce reductions triggered by the Kodak Gallery sale, consolidation of thermal media manufacturing in the U.S. and various targeted reductions in research and development, sales, service, and other administrative functions.

Restructuring Reserve Activity

The activity in the accrued balances and the non-cash charges and credits incurred in relation to restructuring activities for the three and six months ended June 30, 2012 were as follows:

			Long-lived Asset
		Exit	Impairments and
	Severance	Costs	Inventory	Accelerated
(in millions)	Reserve	Reserve	Write-downs	Depreciation	Total

Balance as of December 31, 2011	$38	$22	$-	$-	60

Q1 2012 charges	92	2	-	1	95
Q1 2012 utilization/cash payments	(20)	(3)	-	(1)	(24)
Q1 2012 other adjustments & reclasses (1)	(55)	(8)	-	-	(63)
Balance as of March 31, 2012	$55	$13	$-	$-	$68

Q2 2012 charges	13	2	5	1	21
Q2 2012 utilization/cash payments	(24)	(3)	(5)	(1)	(33)
Q2 2012 other adjustments & reclasses (2)	(4)	7	-	-	3
Balance as of June 30, 2012	$40	$19	$-	$-	$59

(1)
The $(63) million includes $(55) million for severance-related charges for special termination benefits, which are reflected in Pension and other postretirement liabilities in the Consolidated Statement of Financial Position.  The remaining $(8) million reflects amounts reclassified as Liabilities subject to compromise.

(2)
The $3 million includes $(2) million for severance-related charges for special termination benefits, which are reflected in Pension and other postretirement liabilities in the Consolidated Statement of Financial Position, and $7 million of reserves reclassified from Liabilities subject to compromise.  The remaining $(2) million reflects foreign currency translation adjustments.

For the three months ended June 30, 2012, the $21 million of charges include $1 million for accelerated depreciation and $1 million for inventory write-downs, which were reported in Cost of sales in the accompanying Consolidated Statement of Operations.  The remaining costs incurred of $19 million were reported as Restructuring costs and other in the accompanying Consolidated Statement of Operations for the three months ended June 30, 2012.  The severance and exit costs reserves require the outlay of cash, while long-lived asset impairments, accelerated depreciation and inventory write-downs represent non-cash items.

The second quarter 2012 severance costs related to the elimination of approximately 350 positions, including approximately 175 manufacturing/service positions and 175 administrative positions.  The geographic composition of these positions includes approximately 175 in the United States and Canada, and 175 throughout the rest of the world.

The charges of $21 million recorded in the second quarter of 2012 included $14 million applicable to the Consumer Segment, $3 million applicable to the Commercial Segment, and $4 million that was applicable to manufacturing, research and development, and administrative functions, which are shared across all segments.

For the six months ended June 30, 2012, the $116 million of charges include $2 million of charges for accelerated depreciation and $1 million of charges for inventory write-downs, which were reported in Cost of sales in the accompanying Consolidated Statement of Operations.  The remaining costs incurred of $113 million were reported as Restructuring costs, rationalization and other in the accompanying Consolidated Statement of Operations for the six months ended June 30, 2012.  The severance and exit costs reserves require the outlay of cash, while long-lived asset impairments, accelerated depreciation and inventory write-downs represent non-cash items.

The severance costs for the six months ended June 30, 2012 related to the elimination of approximately 2,050 positions, including approximately 1,375 manufacturing/service positions, 425 administrative positions, and 250 research and development positions.  The geographic composition of these positions includes approximately 1,200 in the United States and Canada, and 850 throughout the rest of the world.

The charges of $116 million recorded in the second quarter of 2012 included $41 million applicable to the Consumer Segment, $29 million applicable to the Commercial Segment, and $46 million that was applicable to manufacturing, research and development, and administrative functions, which are shared across both segments.

As a result of these initiatives, the majority of the severance will be paid during periods through the end of 2012 since, in some instances; the employees whose positions were eliminated can elect or are required to receive their payments over an extended period of time.  In addition, certain exit costs, such as long-term lease payments, will be paid over periods throughout 2012 and beyond.

NOTE 12:  RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of the net periodic benefit cost for all major funded and unfunded U.S. and Non-U.S. defined benefit plans for the three and six months ended June 30, 2012 and 2011 are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2012		2011		2012		2011
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Major defined benefit plans:
Service cost	$12	$2	$12	$4	$24	$6	$25	$8
Interest cost	50	39	64	46	104	78	127	91
Expected return on plan assets	(98)	(40)	(109)	(53)	(195)	(84)	(218)	(105)
Amortization of:
Recognized prior service cost	-	-	1	1	-	1	1	2
Recognized net actuarial loss	44	16	17	13	87	33	34	26
Pension expense (income) before special termination benefits, curtailments, and settlements	8	17	(15)	11	20	34	(31)	22
Special termination benefits	2	-	6	-	56	-	17	1
Settlement loss	-	1	-	-	-	1	-	-
Net pension expense (income)	10	18	(9)	11	76	35	(14)	23
Other plans including unfunded plans	-	2	-	3	-	6	-	6
Total net pension expense (income) from continuing operations	$10	$20	$(9)	$14	$76	$41	$(14)	$29

For the three months ended June 30, 2012 and 2011, $2 million and $6 million, respectively, of special termination benefits charges were incurred as a result of the Company's restructuring actions.  For the six months ended June 30, 2012 and 2011, $56 million and $18 million, respectively, of special termination benefits charges were incurred as a result of the Company's restructuring actions.  These charges have been included in Restructuring costs and other in the Consolidated Statement of Operations.

The Company made contributions (funded plans) or paid benefits (unfunded plans) totaling approximately $17 million relating to its major U.S. and non-U.S. defined benefit pension plans for the six months ended June 30, 2012.  If Kodak Limited’s 2012 contribution to the Kodak Pension Plan is not deferred, the Company would expect its contribution (funded plans) and benefit payment (unfunded plans) requirements for its major U.S. and non-U.S. defined benefit pension plans for the balance of 2012 to be approximately $86 million.  See Eastman Kodak Company Guarantee in Note 2, “Chapter 11 Filing,” for further discussion of the proposed deferral.

Postretirement benefit costs for the Company's U.S. and Canada postretirement benefit plans, which represent the Company's major postretirement plans, include:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2012	2011	2012	2011

Service cost	$-	$1	$-	$1
Interest cost	13	16	26	33
Amortization of:
Prior service credit	(19)	(20)	(38)	(39)
Recognized net actuarial loss	7	8	15	16
Total net postretirement benefit expense	$1	$5	$3	$11

The Company paid benefits totaling approximately $61 million relating to its U.S. and Canada postretirement benefit plans for the six months ended June 30, 2012.  The Company expects to pay benefits of approximately $55 million for these postretirement plans for the balance of 2012.

NOTE 13:  OTHER OPERATING (INCOME) EXPENSES, NET

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2012	2011	2012	2011

(Income) expenses:
Gain on sale of Kodak Gallery	$(19)	$-	$(19)	$-
Gain on sale of certain image sensor patents	-	-	-	(62)
Other	-	(1)	(1)	(9)
Total	$(19)	$(1)	$(20)	$(71)

NOTE 14:  EARNINGS PER SHARE

Basic earnings per share computations are based on the weighted-average number of shares of common stock outstanding during the year.  As a result of the net loss from continuing operations presented for the three and six months ended June 30, 2012, respectively, the Company calculated diluted earnings per share using weighted-average basic shares outstanding for those periods, as utilizing diluted shares would be anti-dilutive to loss per share.  Weighted-average basic shares outstanding for the three and six months ended June 30, 2012 were 271.9 million and 271.5 million, respectively.

If the Company had reported earnings from continuing operations for the quarter ended June 30, 2012, no additional shares of the Company’s common stock from unvested share-based awards would have been included in the computation of diluted earnings per share since they were all anti-dilutive.  Potential shares of the Company’s common stock related to the assumed conversion of (1) approximately 11.5 million outstanding employee stock options, (2) approximately 40.0 million outstanding detachable warrants to purchase common shares, and (3) approximately $400 million of convertible senior notes due 2017 would still have been excluded from the computation of diluted earnings per share, as these securities were anti-dilutive.

Basic earnings per share computations are based on the weighted-average number of shares of common stock outstanding during the year.  As a result of the net loss from continuing operations presented for the three and six months ended June 30, 2011, respectively, the Company calculated diluted earnings per share using weighted-average basic shares outstanding for those periods, as utilizing diluted shares would be anti-dilutive to loss per share.  Weighted-average basic shares outstanding for the three and six months ended June 30, 2011 were 268.9 million.

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

NOTE 15:  SHAREHOLDERS' EQUITY

The Company has 950 million shares of authorized common stock with a par value of $2.50 per share, of which 391 million shares had been issued as of June 30, 2012 and December 31, 2011.  Treasury stock at cost consisted of approximately 119 million and 120 million shares as of June 30, 2012 and December 31, 2011, respectively.

NOTE 16:  SEGMENT INFORMATION

Current Segment Reporting Structure

Effective January 1, 2012, the Company has two reportable segments: the Consumer Segment and the Commercial Segment.   Prior period segment results have been revised to conform to the current period segment reporting structure.  A description of the segments follows.

Commercial Segment:   The Commercial Segment encompasses Graphics, Entertainment & Commercial Film Businesses, Digital and Functional Printing, and Enterprise Services and Solutions.

Consumer Segment:  The Consumer Segment encompasses Intellectual Property licensing activities related to the Company's intellectual property in digital imaging products and the Consumer Business.  The Consumer Business encompasses Retail Systems Solutions, Consumer Inkjet Systems, Traditional Photofinishing, and Digital Capture and Devices.  As announced on February 9, 2012, the Company is exiting its dedicated capture devices business, including digital cameras, pocket video cameras, and digital picture frames.  The business is expected to cease operations in the third quarter of 2012.

New Reportable Segments

Effective for the third quarter of 2012, the Company will report financial information for three reportable segments:  the Consumer Businesses Segment, the Graphics, Entertainment and Commercial Films Segment, and the Digital Printing and Enterprise Segment.

The Consumer Businesses Segment will be comprised of the following: Intellectual Property and the Consumer Business, consisting of Consumer Inkjet Systems and Personalized Imaging.

The Graphics, Entertainment and Commercial Films Segment will be comprised of the following: Entertainment Imaging & Commercial Films, and Graphics.

The Digital Printing and Enterprise Segment will be comprised of the following: Enterprise Services & Solutions, and Digital & Functional Printing.

Segment financial information is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011

Net sales from continuing operations:

Commercial Segment	$684	$865	$1,356	$1,673
Consumer Segment	393	620	$686	$1,134
Consolidated total	$1,077	$1,485	$2,042	$2,807

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011

(Loss) earnings from continuing operations before interest expense, other income (charges), net and income taxes:

Commercial Segment	$(26)	$(39)	$(90)	$(106)
Consumer Segment	(27)	(96)	(191)	(283)
Total of reportable segments	(53)	(135)	(281)	(389)
Restructuring costs and other	(21)	(36)	(116)	(71)
Corporate components of pension and OPEB expense	(35)	(4)	(65)	(12)
Other operating (expenses) income, net	19	1	20	71
Legal contingencies, settlements and other	(5)	-	(1)	-
Loss on early extinguishment of debt, net	-	-	(7)	-
Interest expense	(41)	(38)	(77)	(76)
Other income (charges), net	(4)	17	(1)	9
Reorganization items, net	(160)	-	(248)	-
Consolidated loss from continuing operations before income taxes	$(300)	$(195)	$(776)	$(468)

(in millions)	As of June 30, 2012	As of December 31, 2011

Segment total assets:

Commercial Segment	$1,825	$1,989
Consumer Segment	1,052	1,312
Total of reportable segments	2,877	3,301
Cash and marketable securities	1,262	867
Deferred income tax assets	479	510
Consolidated total assets	$4,618	$4,678

NOTE 17:  FINANCIAL INSTRUMENTS

The following table presents the carrying amounts, estimated fair values, and location in the Consolidated Statement of Financial Position for the Company’s financial instruments:

			Value Of Items Recorded At Fair Value
(in millions)			As of June 30, 2012
			Total	Level 1	Level 2	Level 3
ASSETS
Marketable securities
Short-term available-for-sale	Other current assets		$6	$6	$-	$-
Long-term available-for-sale	Other long-term assets		6	6	-	-

Derivatives
Short-term foreign exchange contracts	Receivables, net		4	-	4	-
Long-term foreign exchange contracts	Other long-term assets		2	-	2	-

LIABILITIES

Derivatives
Short-term foreign exchange contracts	Other current liabilities		2	-	2	-

			Value Of Items Not Recorded At Fair Value
			As of June 30, 2012
			Total	Level 1	Level 2	Level 3
ASSETS
Marketable securities

Long-term held-to-maturity	Other long-term assets	Carrying value	$23	$23	$-	$-
		Fair value	23	23	-	-
LIABILITIES
Debt
Short-term debt	Short-term borrowings and current portion of long-term debt	Carrying value	42	-	42	-
		Fair value	38	-	38	-

Long-term debt	Long-term debt, net of current portion	Carrying value	1,434	-	1,434	-
		Fair value	1,160	-	1,160	-

Debt subject to compromise	Liabilities subject to compromise	Carrying value	683	-	683	-
		Fair value	103	-	103	-

The Company does not utilize financial instruments for trading or other speculative purposes.

Fair Value

The fair values of marketable securities are determined using quoted prices in active markets for identical assets (Level 1 fair value measurements).  Fair values of the Company’s forward contracts are determined using other observable inputs (Level 2 fair value measurements), and are based on the present value of expected future cash flows (an income approach valuation technique) considering the risks involved and using discount rates appropriate for the duration of the contracts.  Transfers between levels of the fair value hierarchy are recognized based on the actual date of the event or change in circumstances that caused the transfer.  There were no transfers between levels of the fair value hierarchy during the three and six months ended June 30, 2012.

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

Foreign Exchange

Foreign exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in Other income (charges), net in the accompanying Consolidated Statement of Operations.  The net effects of foreign currency transactions, including changes in the fair value of foreign exchange contracts, are shown below:

(in millions)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net loss (gain)	$(6)	$20	$(13)	$7

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

The Company’s financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments.  The Company manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties.  The Company has procedures to monitor the credit exposure amounts.  The maximum credit exposure at June 30, 2012 was not significant to the Company.

In the event of a default under the Company’s DIP Credit Agreement, or one of the Company’s Indentures, or a default under any derivative contract or similar obligation of the Company, subject to certain minimum thresholds, the derivative counterparties would have the right, although not the obligation, to require immediate settlement of some or all open derivative contracts at their then-current fair value, but with liability positions netted against asset positions with the same counterparty.  At June 30, 2012, the Company had open derivative contracts in liability positions with a total fair value of $2 million.

The location and amounts of pre-tax gains and losses related to derivatives reported in the Consolidated Statement of Operations are shown in the following tables:

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI Into Cost of Sales (Effective Portion)		Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(in millions)	For the three months ended June 30,		For the three months ended June 30,		For the three months ended June 30,
	2012	2011	2012	2011	2012	2011

Commodity contracts	$-	$(5)	$(3)	$7	$-	$-

	For the six months ended June 30,		For the six months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011	2012	2011

Commodity contracts	$1	$9	$(5)	$7	$-	$-

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative
(in millions)		For the three months ended June 30,		For the six months ended June 30,
		2012	2011	2012	2011

Foreign exchange contracts	Other income (charges), net	$4	$10	$(4)	$10

Foreign Currency Forward Contracts

The Company’s foreign currency forward contracts used to mitigate currency risk related to existing foreign currency denominated assets and liabilities are not designated as hedges, and are marked to market through net (loss) earnings at the same time that the exposed assets and liabilities are remeasured through net (loss) earnings (both in Other income (charges), net in the Consolidated Statement of Operations).  The notional amount of such contracts open at June 30, 2012 was approximately $712 million.  The majority of the contracts of this type held by the Company are denominated in euros and Swiss francs.

Silver Forward Contracts

The Company may enter into silver forward contracts that are designated as cash flow hedges of commodity price risk related to forecasted purchases of silver.  The Company had no open hedges as of June 30, 2012.

In January 2012, the Company terminated all its existing hedges at a loss of $5 million.  These hedges were designated as secured agreements under the Second Amended and Restated Credit Agreement and needed to be settled prior to the termination of that facility in conjunction with the Company’s DIP Credit Agreement.  Since the hedged transactions are still expected to occur in the originally specified time frame, this loss will remain in Accumulated other comprehensive loss in the Consolidated Statement of Financial Position until the related silver-containing products are sold to third parties.  Hedge gains and losses related to these silver forward contracts are reclassified into Cost of sales in the Consolidated Statement of Operations as the related silver-containing products are sold to third parties.  These gains or losses transferred to Cost of sales are generally offset by increased or decreased costs of silver purchased in the open market.  The amount of existing gains and losses at June 30, 2012 to be reclassified into earnings within the next 12 months is a net loss of $1 million.

NOTE 18:  CONDENSED COMBINED DEBTOR-IN-POSSESSION FINANCIAL INFORMATION

The financial statements below represent the condensed combined financial statements of the Debtors.  Effective January 1, 2012, the Company’s Non-Filing Entities are accounted for as non-consolidated subsidiaries in these financial statements and, as such, their net loss is included as “Equity in earnings of non-filing entities, net of tax” in the Debtors’ Statement of Operations and their net assets are included as “Investment in non-filing entities” in the Debtors’ Statement of Financial Position.

Intercompany transactions among the Debtors have been eliminated in the financial statements contained herein.  Intercompany transactions among the Debtors and the Non-Filing Entities have not been eliminated in the Debtors’ financial statements.

DEBTORS’ STATEMENT OF OPERATIONS

	Three Months Ended	Six Months Ended
(in millions)	June 30, 2012	June 30, 2012

Net sales
Products	$417	$803
Services	89	182
Licensing & royalties	3	(55)
Total net sales	$509	$930
Cost of sales
Products	$440	$871
Services	80	162
Total cost of sales	$520	$1,033
Gross profit	$(11)	$(103)
Selling, general and administrative expenses	107	222
Research and development costs	44	98
Restructuring costs and other	9	81
Other operating (income) expenses, net	(20)	(21)
Loss from continuing operations before interest expense, other income (charges), net, reorganization items, net and income taxes	(151)	(483)
Interest expense (contractual interest of $98 million)	37	73
Loss on early extinguishment of debt, net	-	7
Other income (charges), net	(3)	-
Reorganization items, net	160	248
Loss from continuing operations before income taxes	(351)	(811)
Benefit for income taxes	(10)	(145)
Net loss	(341)	(666)
Equity in earnings of non-filing entities, net of tax	42	1
NET LOSS ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$(299)	$(665)

DEBTORS’ STATEMENT OF COMPREHENSIVE (LOSS) INCOME

(in millions)	Three Months Ended	Six Months Ended
	June 30, 2012	June 30, 2012

NET LOSS ATTRIBUTABLE TO DEBTOR ENTITIES	$(341)	$(666)
Other comprehensive income (loss), net of tax:
Realized and unrealized gains from hedging activity, net of tax of $0 for the three and six months ended June 30, 2012	2	4
Unrealized gain from investment, net of tax of $0 for the three and six months ended June 30, 2012	(1)	-
Currency translation adjustments	2	3
Pension and other postretirement benefit plan obligation activity, net of tax of $0 for the three and six months ended June 30, 2012	20	40
Total comprehensive loss, net of tax	$(318)	$(619)

DEBTORS’ STATEMENT OF RETAINED EARNINGS

(in millions)

	Three Months Ended	Six Months Ended
	June 30, 2012	June 30, 2012

Retained earnings at beginning of period	$4,484	$4,910
Net loss	(299)	(665)
Loss from issuance of treasury stock	-	(60)
Retained earnings at end of period	$4,185	$4,185

DEBTORS’ STATEMENT OF FINANCIAL POSITION

(in millions)	As of
ASSETS	June 30, 2012
Current Assets
Cash and cash equivalents	$510
Receivables, net	246
Receivables and advances from non-filing entities, net	255
Inventories, net	320
Deferred income taxes	12
Other current assets	43
Total current assets	1,386
Property, plant and equipment, net of accumulated depreciation of $3,388	491
Goodwill	144
Investment in non-filing entities	2,009
Other long-term assets	50
TOTAL ASSETS	$4,080
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities
Accounts payable, trade	$181
Accrued income and other taxes	8
Other current liabilities	411
Total current liabilities	600
Long-term debt, net of current portion	1,397
Other long-term liabilities	243
Liabilities subject to compromise	3,162

Total Liabilities	5,402

Equity (Deficit)
Common stock, $2.50 par value	978
Additional paid in capital	1,106
Retained earnings	4,185
Accumulated other comprehensive loss	(1,809)
4,460
Less: Treasury stock, at cost	(5,782)
Total Eastman Kodak Company shareholders’ (deficit) equity	(1,322)
Noncontrolling interests	-
Total (deficit) equity	(1,322)

TOTAL LIABILITIES AND DEFICIT	$4,080

DEBTORS’ STATEMENT OF CASH FLOWS

Six Months Ended
(in millions)	June 30, 2012

Cash flows from operating activities:
Net loss	$(666)
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	71
Gain on sales of businesses/assets	(20)
Loss on early extinguishment of debt	7
Non-cash restructuring costs, asset impairments and other charges	5
Non-cash and financing related reorganization items, net	205
Provision for deferred income taxes	4
Decrease in receivables	47
Increase in liabilities excluding borrowings	328
Other items, net	(182)
Total adjustments	465
Net cash used in operating activities	(201)
Cash flows from investing activities:
Additions to properties	(13)
Proceeds from sales of business/assets	26
Marketable securities - sales	60
Marketable securities - purchases	(58)
Net cash provided by investing activities	15
Cash flows from financing activities:
Proceeds from DIP credit agreement	686
Repayment of borrowings	(134)
Reorganization items	(40)
Net cash provided by financing activities	512
Effect of exchange rate changes on cash	-
Net increase in cash and cash equivalents	326
Cash and cash equivalents, beginning of period	184
Cash and cash equivalents, end of period	$510

The following table reflects pre-petition liabilities that are subject to compromise for the Debtors:

As of
(in millions)	June 30,
2012
Accounts payable	$299
Debt subject to compromise	683
Pension and postretirement obligations	1,733
Payable and advances to non-filing entities	194
Other liabilities subject to compromise	253
Liabilities subject to compromise	$3,162

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

The Bankruptcy Court has approved bidding procedures for the Company to auction its digital capture and Kodak imaging systems and services patent portfolios.  The final date for designation of the successful bidder(s) under the approved bidding procedures is August 13, 2012.

The Company is exiting its dedicated capture devices business, including digital cameras, pocket video cameras, and digital picture frames.  Additionally, the Company sold certain assets of, and is exiting the remainder of, its Kodak Gallery business.  Both businesses are expected to cease operations in the third quarter of 2012.  The closure of these businesses is intended to improve liquidity.

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

The Company believes that the critical accounting policies and estimates discussed below involve the most complex management judgments due to the sensitivity of the methods and assumptions necessary in determining the related asset, liability, revenue and expense amounts.  Specific risks associated with these critical accounting policies are discussed throughout this MD&A, where such policies affect the Company’s reported and expected financial results.  For a detailed discussion of the application of these and other accounting policies, refer to the Notes to Financial Statements in Item 1.

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

Valuation and Useful Lives of Long-Lived Assets, Including Goodwill and Intangible Assets

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

For goodwill testing purposes in 2011, the components of the Film Photofinishing and Entertainment Group operating segment were similar and, therefore, the segment met the requirement of a reporting unit.  Likewise, the components of the CDG were similar and, therefore, the segment met the definition of a reporting unit.  The GCG operating segment had two reporting units: the Business Services and Solutions Group (“BSSG”) reporting unit and the Commercial Printing reporting unit (consisting of the Prepress Solutions and Digital Printing Solutions strategic product groups).  The Commercial Printing reporting unit consisted of components that had similar economic characteristics and, therefore, were aggregated into a single reporting unit.

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

Determining the fair value of a reporting unit involves the use of significant estimates and assumptions.  The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date.  Quoted market prices in active markets are the best evidence of fair value, however the market price of an individual equity security may not be representative of the fair value of the reporting unit as a whole and, therefore need not be the sole measurement basis of the fair value of a reporting unit.

In 2011, the Company estimated the fair value of its reporting units using an income approach and a market approach, and ultimately gave 100% weighting to the income approach.  To estimate fair value utilizing the market approach, the Company has historically applied valuation multiples, derived from the operating data of publicly-traded benchmark companies, to the same operating data of the reporting units.   The valuation multiples are based on a combination of the last twelve months (“LTM”) financial measures of revenue, earnings before interest, taxes, depreciation and amortization (“EBITDA”) and earnings before interest and taxes (“EBIT”).

Historically, with the exception of the FPEG reporting unit in which fair value was determined utilizing only the income approach due to the unique circumstances of the film and photofinishing industry, the use of each of the income and market approaches provided corroboration for each other and the Company believed each methodology provided equally valuable information.

In 2011, the market approach was not utilized because reporting unit LTM EBIT and EBITDA results were negative, which would have only allowed the application of a revenue multiple in determining fair value under the market approach, and/or  reporting units ranked below all of the selected market participants for these financial measures.  When using the market approach, multiples should be derived from companies that exhibit a high degree of comparability to the business being valued.

To estimate fair value utilizing the income approach, the Company establishes an estimate of future cash flows for each reporting unit and discounts those estimated future cash flows to present value.  The discount rates are estimated based on an after-tax weighted average cost of capital (“WACC”) for each reporting unit reflecting the rate of return that would be expected by a market participant.  The WACC also takes into consideration a company specific risk premium for each reporting unit reflecting the risk associated with the overall uncertainty of the financial projections.  Key assumptions used in the income approach for the September 30, 2011 goodwill impairment tests were: (a) expected cash flows for the period from October 1, 2011 to December 31, 2018; and (b) discount rates of 19% to 25%, which were based on the Company’s best estimates of the after-tax weighted-average cost of capital of each reporting unit.

A terminal value is included for all reporting units at the end of a five year cash flow projection period to reflect the remaining value that the reporting unit is expected to generate.  The terminal value is calculated using the constant growth method (“CGM”) based on the cash flows of the final year of the discrete period.  If significant growth is projected in the final year of the cash flow projection period, then the CGM is not applied to that year.  Rather, the projection period is extended until the growth in the final year approaches a sustainable level.  In the 2011 goodwill impairment testing the expected cash flow forecasts for the BSSG reporting unit were extended by two years due to the rate of growth in the BSSG projections toward the end of the projection period.  For all other reporting units, the number of periods utilized in the cash flow model for the 2011 goodwill impairment test was the same as the number used in the 2010 goodwill valuation (5+ years).

The CDG reporting unit included licensing activities related to the Company’s intellectual property (“IP”) in digital imaging products.   In July 2011, the Company announced that it was exploring strategic alternatives, including a potential sale, of its digital capture and imaging systems and services patent portfolios.  Until such a sale occurs, the Company will continue to pursue its patent licensing program as well as litigation related to its digital capture and imaging systems and services patents.  In order to estimate the fair value of the CDG reporting unit, the Company developed estimates of future cash flows both assuming a sale of the digital capture and imaging systems and services patent portfolios (the “IP-Sale Scenario”) and assuming no sale of the digital capture and imaging systems and services patent portfolios but the continuation of its patent licensing program (the “No-IP Sale Scenario”).  For purposes of the goodwill valuation, the IP-Sale Scenario and the No-IP Sale Scenario were weighted equally in estimating the fair value of the CDG reporting unit.

Based upon the results of the Company’s September 30, 2011 goodwill impairment tests, the Company concluded that the carrying value of goodwill for its Commercial Printing reporting unit exceeded the implied fair value of goodwill.  The Company recorded a pre-tax impairment charge of $8 million during the three month period ended September 30, 2011.  After the impairment charge, the Commercial Printing reporting unit did not have any remaining goodwill balance.  For the Company’s other reporting units with remaining goodwill balances (CDG and BSSG), no impairment of goodwill was indicated.  The January 1, 2012 change in reportable segments did not change the composition of the reporting units with remaining goodwill balances.

A 20 percent change in estimated future cash flows or a 10 percentage point change in discount rate would not have caused additional goodwill impairment charges to be recognized by the Company as of September 30, 2011.  Additional impairment of goodwill could occur in the future if market or interest rate environments deteriorate, expected future cash flows decrease or if reporting unit carrying values change materially compared with changes in respective fair values.  The Bankruptcy Court has approved bidding procedures for the Company to auction its digital capture and Kodak imaging systems and services patent portfolios.  The final date for designation of the successful bidder(s) under the approved bidding procedure is August 13, 2012.   Cash flows related to the digital imaging patent portfolios could significantly change and materially impact the fair value of the CDG reporting unit.

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

In 2005, the Company shortened the useful lives of certain production machinery and equipment in the traditional film and paper businesses as a result of the anticipated acceleration of the decline in those businesses at that time.  The result of that change was that the related production machinery and equipment was scheduled to be fully depreciated by mid-2010 for the traditional film and paper businesses.  In 2008, and again in 2011, with the benefit of additional experience in the secular decline in these product groups, the Company assessed that overall film and paper demand had declined but at a slower rate than anticipated in previous analyses.  Therefore, with respect to production machinery and equipment and buildings in film and paper manufacturing locations that were expected to continue production beyond the previously estimated useful life, the Company extended the useful lives.

The Company depreciates the cost of property, plant, and equipment over its expected useful life in such a way as to allocate it as equitably as possible to the periods during which services are obtained from their use, which aims to distribute the cost over the estimated useful life of the unit in a systematic and rational manner.  An estimate of useful life not only considers the economic life of the asset, but also the remaining life of the asset to the entity.  Because the film and paper businesses are experiencing industry related volume declines, changes in the estimated useful lives of production equipment for those businesses have been related to estimated industry demand, in addition to production capacity of the particular property.

Income Taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of operating losses, credit carryforwards and temporary differences between the carrying amounts and tax basis of the Company’s assets and liabilities.  The Company records a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized.  The Company has considered forecasted earnings, future taxable income, the geographical mix of earnings in the jurisdictions in which the Company operates and prudent and feasible tax planning strategies in determining the need for these valuation allowances.  As of June 30, 2012, the Company has net deferred tax assets before valuation allowances of approximately $3.3 billion and a valuation allowance related to those net deferred tax assets of approximately $2.9 billion, resulting in net deferred tax assets of approximately $0.4 billion.   If the Company were to determine that it would not be able to realize a portion of its net deferred tax assets in the future, for which there is currently no valuation allowance, an adjustment to the net deferred tax assets would be charged to earnings in the period such determination was made.  Conversely, if the Company were to make a determination that it is more likely than not that deferred tax assets, for which there is currently a valuation allowance, would be realized, the related valuation allowance would be reduced and a benefit to earnings would be recorded.  The Company considers both positive and negative evidence, in determining whether a valuation allowance is needed by territory, including, but not limited to, whether particular entities are in three year cumulative income positions.  During 2011 and the six months ended June 30, 2012, the Company determined that it was more likely than not that a portion of the deferred tax assets outside the U.S. would not be realized due to reduced manufacturing volumes negatively impacting profitability in a location outside the U.S. and accordingly, recorded provisions of $53 and $16 million, respectively, associated with the establishment of a valuation allowance on those deferred tax assets.

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

Asset and liability modeling studies are utilized by the Company to adjust asset exposures and review a liability hedging program through the use of forward looking correlation, risk and return estimates.  Those forward looking estimates of correlation, risk and return generated from the modeling studies are also used to estimate the EROA.  The EROA is estimated utilizing a forward-looking building block model factoring in the expected risk of each asset category, return and correlation over a 5-7 year horizon, and weighting the exposures by the current asset allocation.  Historical inputs are utilized in the forecasting model to frame the current market environment with adjustments made based on the forward looking view.  The Company aggregates investments into major asset categories based on the underlying benchmark of the strategy.  The Company’s asset categories include broadly diversified exposure to U.S. and non-U.S. equities, U.S. and non-U.S. government and corporate bonds, inflation-linked bonds, commodities and absolute return strategies.  Each allocation to these major asset categories is determined within the overall asset allocation to accomplish unique objectives, including enhancing portfolio return, providing portfolio diversification, or hedging plan liabilities.

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

Total pension cost from continuing operations before special termination benefits, curtailments, and settlements for the major funded and unfunded defined benefit pension plans in the U.S. is expected to change from income of $61 million in 2011 to expense of approximately $40 million in 2012, due primarily to an expected increase in amortization of actuarial losses.  Pension expense from continuing operations before special termination benefits, curtailments and settlements for the major funded and unfunded non-U.S. defined benefit pension plans is projected to increase from $43 million in 2011 to approximately $69 million in 2012.

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

CURRENT KODAK OPERATING MODEL AND REPORTING STRUCTURE

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

Digital Capture and Devices includes digital still and pocket video cameras, digital picture frames, and accessories.  As announced on February 9, 2012, the Company plans to phase out its dedicated capture devices business, including digital cameras, pocket video cameras, and digital picture frames.  The business is expected to cease operations during the third quarter of 2012.

Consumer Imaging Services includes Kodak Gallery products and photo sharing services. As previously announced, certain assets of Kodak Gallery have been sold to Shutterfly, Inc.  The remainder of the Kodak Gallery business is expected to cease operations during the third quarter of 2012.

New Reportable Segments

Effective for the third quarter of 2012, the Company will report financial information for three reportable segments; Consumer Businesses Segment, Graphics, Entertainment and Commercial Films Segment, and Digital Printing and Enterprise Segment.

The Consumer Businesses Segment will be comprised of the following: Intellectual Property and the Consumer Business, consisting of Consumer Inkjet Systems and Personalized Imaging.

The Graphics, Entertainment and Commercial Films Segment will be comprised of the following: Entertainment Imaging & Commercial Films, and Graphics.

The Digital Printing and Enterprise Segment will be comprised of the following: Enterprise Services & Solutions, and Digital & Functional Printing.

Net Sales from Continuing Operations by Reportable Segment

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)			%	Foreign Currency				Foreign Currency
	2012	2011	Change	Impact*	2012	2011	Change	Impact*
Commercial Segment
Inside the U.S.	$215	$238	-10%	0%	$418	$471	-11%	0%
Outside the U.S.	469	627	-25	-4	938	1,202	-22	-3
Total Commercial Segment	684	865	-21	-3	1,356	1,673	-19	-2

Consumer Segment
Inside the U.S.	156	250	-38	0	231	447	-48	0
Outside the U.S.	237	370	-36	-5	455	687	-34	-3
Total Consumer Segment	393	620	-37	-3	686	1,134	-40	-2

Consolidated
Inside the U.S.	371	488	-24	0	649	918	-29	0
Outside the U.S.	706	997	-29	-5	1,393	1,889	-26	-3
Consolidated Total	$1,077	$1,485	-27%	-3%	$2,042	$2,807	-27%	-2%

* Represents the percentage change in segment net sales for the period that is attributable to foreign currency fluctuations.

(Loss) Earnings from Continuing Operations Before Interest Expense, Other Income (Charges), Net and Income Taxes by Reportable Segment

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2012	2011	Change	2012	2011	Change

Commercial Segment	$(26)	$(39)	+33%	$(90)	$(106)	+15%
Consumer Segment	(27)	(96)	+72%	(191)	(283)	+33%
Total	$(53)	$(135)	+61%	$(281)	$(389)	+28%
Percent of Sales	(5)%	(9)%		(14)%	(14)%

Restructuring costs and other	(21)	(36)		(116)	(71)
Corporate components of pension and OPEB expense	(35)	(4)		(65)	(12)
Other operating income (expenses), net	19	1		20	71
Legal contingencies, settlements and other	(5)	-		(1)	-
Loss on early extinguishment of debt, net	-	-		(7)	-
Interest expense	(41)	(38)		(77)	(76)
Other income (charges), net	(4)	17		(1)	9
Reorganization items, net	(160)	-		(248)	-
Consolidated loss from continuing operations before income taxes	$(300)	$(195)	-54%	$(776)	$(468)	-66%

2012 COMPARED WITH 2011

Second Quarter and Year to Date

RESULTS OF OPERATIONS – CONTINUING OPERATIONS

CONSOLIDATED
(dollars in millions)	Three Months Ended					Six Months Ended
	June 30,					June 30,
	2012	% of Sales	2011	% of Sales	% Change	2012	% of Sales	2011	% of Sales	% Change

Net sales	$1,077		$1,485		-27%	$2,042		$2,807		-27%
Cost of sales	902		1,274		-29%	1,829		2,471		-26%
Gross profit	175	16%	211	14%	-17%	213	10%	336	12%	-37%
Selling, general and administrative expenses	216	20%	289	19%	-25%	443	22%	600	21%	-26%
Research and development costs	54	5%	68	5%	-21%	120	6%	146	5%	-18%
Restructuring costs and other	19		29		-34%	113		62		82%
Other operating (income) expenses, net	(19)		(1)		1800%	(20)		(71)		-72%
Loss from continuing operations before interest expense, other income (charges), net, reorganization items, net and income taxes	(95)	-9%	(174)	-12%	45%	(443)	-22%	(401)	-14%	-10%
Interest expense	41		38		8%	77		76		1%
Loss on early extinguishment of debt, net	-		-			7		-
Other income (charges), net	(4)		17			(1)		9
Reorganization items, net	160		-			248		-
Loss from continuing operations before income taxes	(300)		(195)		-54%	(776)		(468)		-66%
Benefit for income taxes	(1)		(16)			(111)		(40)
Loss from continuing operations	(299)	-28%	(179)	-12%	-67%	(665)	-33%	(428)	-15%	-55%
Earnings from discontinued operations, net of income taxes	-		-			-		3
NET LOSS ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$(299)		$(179)		-67%	$(665)		$(425)		-56%

	Three Months Ended
	June 30,		Percent Change vs. 2011
	2012 Amount	Change vs. 2011	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net sales	$1,077	-27%	-24%	0%	-3%	n/a

Gross profit margin	16%	2pp	n/a	3pp	-1pp	0pp

	Six Months Ended
	June 30,		Percent Change vs. 2011
	2012 Amount	Change vs. 2011	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net sales	$2,042	-27%	-22%	-3%	-2%	n/a

Gross profit margin	10%	-2pp	n/a	0pp	-1pp	-1pp

Revenues

Current Quarter
For the three months ended June 30, 2012, net sales decreased approximately 27% compared with the same period in 2011 due to volume declines in the Consumer Segment (-14%), due primarily to the exit from the dedicated capture devices business, which is expected to cease operations in the third quarter of 2012.  Also contributing to the revenue declines were volume declines in the Commercial Segment (-10%) driven by reduced demand in entertainment imaging products and services due to fewer prints of movie releases. See segment discussions below for additional information.

Year to Date
For the six months ended June 30, 2012, net sales decreased approximately 27% compared with the same period in 2011 due to volume declines in the Consumer Segment (-13%), due primarily to the exit from the dedicated capture devices business, and the $61 million license revenue reduction reflecting sharing, with licensees, of the withholding tax refund received in the first quarter of 2012 (refer to Note 8, “Income Taxes” for additional information).  Also contributing to the revenue declines were volume declines in the Commercial Segment (-9%) driven by reduced demand in entertainment imaging products and services due to fewer prints of movie releases. See segment discussions below for additional information.

Gross Profit

Current Quarter
The increase in gross profit percent for the three months ended June 30, 2012 as compared with the prior year quarter was primarily due to favorable price/mix within the Consumer Segment driven by sales for Consumer Inkjet Systems (+3pp).  See segment discussions below for additional details.

Year to Date
Gross profit percent for the six months ended June 30, 2012 as compared with the prior year quarter was relatively flat despite the $61 million licensing revenue reduction (-2pp) in the first quarter of 2012 (refer to Note 8 “Income Taxes” for additional information) and the impact of exiting the dedicated capture devices business (-1pp).  Partially offsetting these declines was favorable price/mix within Consumer Inkjet Systems (+1pp).  See segment discussions below for additional details.

Selling, General and Administrative Expenses

The decreases in consolidated selling, general and administrative expenses (SG&A) for the three and six months ended June 30, 2012 as compared with the prior year periods were the result of cost reduction actions impacting the current quarter and year to date periods (-17% and -17%, respectively).  SG&A expenses also declined due to decreases in advertising expense in the current quarter and year to date periods (-8% and 10%, respectively) primarily related to the Company’s exit from the dedicated capture devices business.

Research and Development Costs

The decreases in consolidated research and development (R&D) costs for the three and six months ended June 30, 2012 as compared with the prior year periods were primarily due to the Company’s exit from the dedicated capture devices business.

Restructuring Costs and Other

These costs, as well as the restructuring costs reported in Cost of sales, are discussed under the "RESTRUCTURING COSTS AND OTHER" section.

Other Operating (Income) Expenses, Net

For details, refer to Note 13, “Other Operating (Income) Expenses, Net.”

Reorganization Items, Net

A summary of Reorganization items, net for the three and six months ended June 30, 2012 is presented in the following table:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
(in millions)	2012	2012

Professional fees	$45	$88
DIP credit agreement financing costs	-	45
Provision for expected allowed claims	119	119
Other items, net	(4)	(4)
Reorganization items, net	$160	$248

Income Tax (Benefit) Provision

(dollars in millions)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Loss from continuing operations before income taxes	$(300)	$(195)	$(776)	$(468)
Benefit for income taxes	$(1)	$(16)	$(111)	$(40)
Effective tax rate	0.3%	8.2%	14.3%	8.5%

Current Quarter
The change in the Company’s effective tax rate from continuing operations for the quarter is primarily attributable to: (1) a U.S. Internal Revenue Service federal audit settlement for calendar years 2001 through 2005 in the three months ended June 30, 2011, (2) losses generated in the U.S. and certain jurisdictions outside the U.S. for which no benefit was recognized due to management’s conclusion that it was more likely than not that the tax benefits would not be realized, (3) the establishment of a deferred tax asset valuation allowance in certain jurisdictions outside the U.S. in the three months ended June 30, 2011,  (4) tax accounting impacts related to items reported in Accumulated other comprehensive loss in the Consolidated Statement of Financial Position and (5) a provision associated with foreign withholding taxes on undistributed earnings for the three months ended June 30, 2012.

Year to Date
The change in the Company’s effective tax rate from continuing operations for the six months ended June 30, 2012 is primarily attributable to: (1) a benefit as a result of the Company reaching a settlement of a competent authority claim in the six months ended June 30, 2012, (2) a U.S. Internal Revenue Service federal audit settlement for calendar years 2001 through 2005 in the six months ended June 30, 2011, (3) losses generated in the U.S. and certain jurisdictions outside the U.S. for which no benefit was recognized due to management’s conclusion that it was more likely than not that the tax benefits would not be realized, (4) the release of a deferred tax asset valuation allowance in a certain jurisdiction outside the U.S. in the six months ended June 30, 2011,  (5) the establishment of deferred tax asset valuation allowances in certain jurisdictions outside the U.S., (6) tax accounting impacts related to items reported in Accumulated other comprehensive loss in the Consolidated Statement of Financial Position (7) a provision associated with foreign withholding taxes on undistributed earnings for the six months ended June 30, 2012 and (8) other changes in audit reserves.

COMMERCIAL SEGMENT

(dollars in millions)	Three Months Ended					Six Months Ended
	June 30,					June 30,
	2012	% of Sales	2011	% of Sales	% Change	2012	% of Sales	2011	% of Sales	% Change

Net sales	$684		$865		-21%	$1,356		$1,673		-19%
Cost of sales	550		707		-22%	1,124		1,373		-18%
Gross profit	134	20%	158	18%	-15%	232	17%	300	18%	-23%
Selling, general and administrative expenses	125	18%	158	18%	-21%	246	18%	324	19%	-24%
Research and development costs	35	5%	39	5%	-10%	76	6%	82	5%	-7%
Loss from continuing operations before interest expense, other income (charges), net and income taxes	$(26)	-4%	$(39)	-5%	33%	$(90)	-7%	$(106)	-6%	15%

	Three Months Ended
	June 30,		Percent Change vs. 2011
	2012 Amount	Change vs. 2011	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net sales	$684	-21%	-17%	-1%	-3%	n/a

Gross profit margin	20%	2pp	n/a	1pp	0pp	1pp

	Six Months Ended
	June 30,		Percent Change vs. 2011
	2012 Amount	Change vs. 2011	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net sales	$1,356	-19%	-16%	-1%	-2%	n/a

Gross profit margin	17%	-1pp	n/a	0pp	-1pp	0pp

Revenues

Current Quarter
The decrease in Commercial Segment net sales of approximately 21% for the quarter was primarily attributable to volume declines within Graphics Entertainment and Commercial Films (-13%), largely attributable to reduced demand in entertainment imaging products and services due to fewer prints of movie releases (-8%), as well as declines for prepress solutions (-4%) due to lower demand for digital plates and the exit of analog plates in most geographies.  Additionally, there were volume declines in Digital and Functional Printing (-3%) driven by lower placements of commercial inkjet equipment.

Year to Date
The decrease in Commercial Segment net sales of approximately 19% for the six months ended June 30, 2012 was primarily attributable to volume declines within Graphics Entertainment and Commercial Films (-12%), largely attributable to reduced demand in entertainment imaging products and services due to fewer prints of movie releases (-8%) and reduced volumes for prepress solutions (-3%) due to lower demand for digital plates and the exit of analog plates in most geographies.  Additionally, there were volume declines within Digital and Functional Printing (-2%) driven by lower placements of commercial inkjet equipment and volume declines for document scanning products, workflow software and business solutions in Enterprise Services and Solutions (-2%).

Gross Profit

Current Quarter
The increase in the Commercial Segment gross profit percent for the three months ended June 30, 2012 was partially due to favorable price/mix within Graphics, Entertainment and Commercial Films (+1pp) due to improved pricing in the current year period.  Also contributing to the increase in gross profit percent was improved manufacturing and other costs within Digital and Functional Printing (+2pp), driven by the stabilization of start-up costs associated with the commercialization and placement of PROSPER printing systems.

Year to Date
Gross profit percent in the Commercial Segment for the six months ended June 30, 2012 as compared with the prior year period was relatively flat.  Pricing pressures for digital plates within Graphics, Entertainment and Commercial Films in the first quarter were largely mitigated in the year to date results.

Selling, General and Administrative Expenses

The decrease in SG&A for the three and six months ended June 30, 2012 as compared with the prior year period was primarily attributable to cost reduction actions.

CONSUMER SEGMENT

(dollars in millions)	Three Months Ended					Six Months Ended
	June 30,					June 30,
	2012	% of Sales	2011	% of Sales	% Change	2012	% of Sales	2011	% of Sales	% Change

Net sales	$393		$620		-37%	$686		$1,134		-40%
Cost of sales	323		552		-41%	661		1,068		-38%
Gross profit	70	18%	68	11%	3%	25	4%	66	6%	-62%
Selling, general and administrative expenses	78	20%	131	21%	-40%	174	25%	276	24%	-37%
Research and development costs	19	5%	34	5%	-44%	42	6%	73	6%	-42%
Loss from continuing operations before interest expense, other income (charges), net and income taxes	$(27)	-7%	$(97)	-16%	72%	$(191)	-28%	$(283)	-25%	33%

	Six Months Ended
	June 30,		Percent Change vs. 2011
	2012 Amount	Change vs. 2011	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net sales	$686	-40%	-31%	-7%	-2%	n/a

Gross profit margin	4%	-2pp	n/a	0pp	-1pp	-1pp

Revenues

Current Quarter
The Consumer Segment’s second quarter revenue decline of approximately 37% was primarily attributable to volume declines (-25%) and unfavorable price/mix (-4%) within Digital Capture and Devices, reflective of the Company’s exit of its dedicated capture devices business, which is expected to cease operations in the third quarter of 2012.  Volume declines in Traditional Photofinishing (-7%) also contributed to the decrease, due to secular declines within the industry.  Favorable price/mix within Consumer Inkjet Systems (+2%) and within Traditional Photofinishing (+3%) due to the results of pricing actions, largely mitigated the unfavorable price/mix within the segment.

Year to Date
The Consumer Segment’s year to date revenue decline of approximately 40% was primarily attributable to volume declines (-23%) and unfavorable price/mix (-4%) within Digital Capture and Devices, reflective of the Company’s exit from its dedicated capture devices business.  Also contributing to the decline were volume declines within Traditional Photofinishing (-7%), due to secular declines within the industry and volume declines in Consumer Inkjet Systems (-2%) due to reduced printer sales as the Company balances its investment in growth businesses with the need to increase liquidity.  Additionally, the revenue decline was partially attributable to unfavorable price/mix for Intellectual Property (-7%) due to the $61 million licensing revenue reduction reflecting sharing, with licensees, of the withholding tax refund received (refer to Note 8 “Income Taxes” for additional information).  Partially offsetting these declines were favorable price/mix within Traditional Photofinishing (+3%) due to the results of pricing actions.

Gross Profit

Current Quarter
The increase in gross profit percent for the three months ended June 30, 2012 was primarily attributable to favorable price/mix within Consumer Inkjet Systems (+6pp), due to a higher proportion of ink versus printer sales, reflecting the tactical shift to improve liquidity, and within Traditional Photofinishing (+3pp) driven by pricing actions noted above.  Offsetting the increase was unfavorable price/mix within Digital Capture and Devices (-4pp) reflective of the Company’s exit from its dedicated capture devices business.

Year to Date
The decrease in gross profit percent for the six months ended June 30, 2012 was primarily attributable to unfavorable price/mix within Intellectual Property (-7pp) due to the $61 million licensing revenue reduction.  Also contributing to the decline was unfavorable price/mix within Digital Capture and Devices (-5pp) reflective of the Company’s exit from its dedicated capture devices business.  Offsetting these declines was favorable price/mix within Consumer Inkjet Systems (+7pp), due to a higher proportion of ink versus printer sales, reflecting the tactical shift to improve liquidity, and within Traditional Photofinishing (+3pp) driven by pricing actions noted above.

Selling, General and Administrative Expenses

The decreases in consolidated selling, general and administrative expenses (SG&A) for the three and six months ended June 30, 2012 as compared with the prior year periods were due to advertising and other cost reduction impacts in the current quarter and year to date periods primarily related to the Company’s exit from the dedicated capture devices business.

Research and Development Costs

The decreases in R&D cost for the three and six months ended June 30, 2012 as compared with the prior year period were primarily due to the Company’s exit from the dedicated capture devices business.

RESTRUCTURING COSTS AND OTHER

The Company recorded $21 million of charges, including $1 million of charges for accelerated depreciation and $1 million of charges for inventory write-downs, which were reported in Cost of sales in the accompanying Consolidated Statement of Operations for the three months ended June 30, 2012.  The Company recorded $116 million of charges, including $2 million of charges for accelerated depreciation and $1 million of charges for inventory write-downs, which were reported in Cost of sales in the accompanying Consolidated Statement of Operations for the six months ended June 30, 2012.  The remaining costs incurred of $19 million and $113 million were reported as Restructuring costs, rationalization and other in the accompanying Consolidated Statement of Operations for the three and six months ended June 30, 2012, respectively.  The severance and exit costs reserves require the outlay of cash, while long-lived asset impairments, accelerated depreciation and inventory write-downs represent non-cash items.

During the three and six months ended June 30, 2012, the Company made cash payments related to restructuring and rationalization of approximately $27 million and $50 million, respectively.

The charges of $116 million recorded in the six months ended June 30, 2012 included $41 million applicable to the Consumer segment, $29 million applicable to the Commercial segment, and $46 million that was applicable to manufacturing, research and development, and administrative functions, which are shared across all segments.

The restructuring actions implemented in the first half of 2012 are expected to generate future annual cash savings of approximately $164 million.  These savings are expected to reduce future annual Cost of sales, SG&A, and R&D expenses by $80 million, $54 million, and $30 million, respectively.  The Company began realizing a portion of these savings in the first half of 2012, and expects the majority of the annual savings to be in effect by the end of 2012 as actions are completed.

LIQUIDITY AND CAPITAL RESOURCES

	As of	As of
	June 30,	December 31,
(in millions)	2012	2011

Cash and cash equivalents	$ 1,257	$ 861

Cash Flow Activity

	Six Months Ended
(in millions)	June 30,
	2012	2011	Change
Cash flows from operating activities:
Net cash used in continuing operations	$(152)	$(837)	$685
Net cash used in discontinued operations	-	(10)	10
Net cash used in operating activities	(152)	(847)	695

Cash flows from investing activities:
Net cash provided by (used in) investing activities	2	(26)	28

Cash flows from financing activities:
Net cash provided by financing activities	553	191	362

Effect of exchange rate changes on cash	(7)	15	(22)

Net increase (decrease) in cash and cash equivalents	$396	$(667)	$1,063

Operating Activities

Net cash used in operating activities decreased $695 million for the six months ended June 30, 2012 as compared with the corresponding period in 2011, primarily due to non-payment of pre-petition claims.  Partially offsetting this improvement was the incremental payment of reorganization and restructuring costs of approximately $100 million in the current year period.

Investing Activities

Net cash provided by investing activities increased $28 million for the six months ended June 30, 2012 as compared with the six months ended June 30, 2011, due to decreases in current period capital expenditures of $30 million, as well as cash used for a business acquisition in the prior year period of $27 million and the funding of a restricted cash account of $22 million in the prior year period.  Partially offsetting these cash improvements was a decrease in proceeds from the sales of businesses/assets of $50 million.

Financing Activities

Net cash provided by financing activities increased $362 million for the six months ended June 30, 2012 as compared with the corresponding period in 2011 primarily due to the first quarter net borrowing increase of approximately $355 million and the proceeds from the sale and leaseback of a property in Mexico in the first quarter for approximately $41 million.   Partially offsetting these increases was an increase in reorganization items of $40 million.  Refer to discussion below for more details on current period financing activities.

Sources of Liquidity

The Company has been using cash received from operations, including intellectual property licensing, and the sale of non-core assets to fund its investment in its growth businesses and its transformation from a traditional film manufacturing company to a digital technology company.  While the Company develops its reorganization plan, the need to invest in its growth businesses will be balanced with the need to improve liquidity.  The Company faces an uncertain business environment and a number of substantial challenges, including the level of investment necessary for its growth businesses, aggressive price competition, secular decline in the Company’s traditional film businesses, the cost to restructure the Company to enable sustainable profitability, underfunded and unfunded defined benefit and other postretirement benefit plans, and short-term uncertainty relating to monetization of the Company’s digital imaging patent portfolios.

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

On January 20, 2012, in connection with the Company’s Bankruptcy Filing, the Company entered into the DIP Credit Agreement which provides up to a $700 million super-priority senior secured term loan facility and up to a $250 million super-priority senior secured asset-based revolving credit facility.  During the first half of 2012 the Company borrowed $700 million in term loans and issued $114 million of letters of credit and had secured agreements of $20 million under the revolving credit facilities.  As of June 30, 2012 there was $667 million, $114 million and $20 million of outstanding debt, letters of credit and secured agreements, respectively, outstanding under the DIP Credit Agreement.

The Company must prepay the DIP Credit Agreement with all net cash proceeds from sales of or casualty events relating to certain types of collateral consisting of accounts, inventory, equipment or machinery.  In addition, all net cash proceeds from any sale in respect of the Company’s digital imaging patent portfolio must be used to prepay the DIP Credit Agreements.  With respect to all other asset sales or casualty events, or intellectual property licensing or settlement agreements, 75% of the net cash proceeds must be used to prepay the DIP Credit Agreement and 25% may be retained by the Company (retained proceeds are $19 million as of June 30, 2012).  However, once the Company’s share of these retained proceeds totals $150 million, all remaining and future net proceeds must be used to prepay the DIP Credit Agreement.  The DIP Credit Agreement terminates and all outstanding obligations must be repaid on the earliest to occur of (i) July 20, 2013, (ii) the date of the substantial consummation of certain reorganization plans and (iii) certain other events, including Events of Default and repayment in full of the obligations pursuant to a mandatory prepayment.

Cash and cash equivalents are held in various locations throughout the world.  At June 30, 2012 and December 31, 2011, approximately $495 million and $170 million, respectively, of cash and cash equivalents were held within the U.S.  The Company utilizes a variety of tax planning and financing strategies in an effort to ensure that cash is available in locations where it is needed; however, as of June 30, 2012, cash balances held outside of the U.S. are generally required to support local country operations, or may have high tax costs, and are therefore not readily available for operations in other jurisdictions.  Additionally, in China, where approximately $355 million in cash and cash equivalents was held as of June 30, 2012, there are limitations related to net asset balances that impact the ability to make cash available to other jurisdictions in the world.  Under the terms of the DIP Credit Agreement, the Debtors are permitted to invest up to $100 million at any time in subsidiaries that are not party to the loan agreement.

The Bankruptcy Filing constituted an event of default for certain of the Debtor’s debt obligations.  However, payment obligations under the debt agreements are stayed as a result of the Bankruptcy Filing and the creditors’ rights of enforcement in respect of the debt agreements are subject to the applicable provisions of the Bankruptcy Code.

The Company believes that it will have sufficient amounts available under the DIP Credit Agreement, plus trade credit extended by vendors, proceeds from sales of assets, intellectual property monetization transactions, and cash generated from operations to fund anticipated cash requirements through the next twelve months.  The Bankruptcy Court has approved bidding procedures for the Company to auction its digital capture and Kodak imaging systems and services patent portfolios.  The final date for designation of the successful bidder(s) under the approved bidding procedures is August 13, 2012.

If the Company is unable to sell its digital imaging patent portfolio at an appropriate price, it will pursue additional licensing opportunities related to that patent portfolio.  Additionally, if liquidity needs require, the Company could further slow its rate of investment in its digital growth initiatives, pursue the sale of certain of its cash generating businesses that have leading market positions in large markets, and/or pursue alternative financing arrangements.  However, there can be no assurance that cash on hand, cash generated through operations, cash generated from asset sales, and other available funds will be sufficient to meet the Company’s reorganization or ongoing cash needs, or that the Company will remain in compliance with all the necessary terms and conditions of the DIP Credit Agreement.  As a result, the Company may be required to consider other alternatives to maximize the potential recovery for the various creditor constituencies, including, but not limited to, a possible sale of the Company or certain of the Company’s material assets pursuant to Section 363 of the Bankruptcy Code.

Liens on assets under the Company’s borrowing arrangements are not expected to affect the Company’s strategy of divesting non-core assets.

Refer to Note 7, "Short-Term Borrowings and Long-Term Debt," in the Notes to Financial Statements for further discussion of sources of liquidity, presentation of long-term debt, related maturities and interest rates as of June 30, 2012 and December 31, 2011.

Debtor-in-Possession Credit Agreement

In connection with the Bankruptcy Filing, on January 20, 2012, the Company and Kodak Canada Inc. (the “Canadian Borrower” and, together with the Company, the “Borrowers”) entered into a Debtor-in-Possession Credit Agreement, as amended on January 25, 2012, March 5, 2012 and April 26, 2012 (the “DIP Credit Agreement”), with certain subsidiaries of the Company and the Canadian Borrower signatory thereto (“Subsidiary Guarantors”), the lenders signatory thereto (the “Lenders”), Citigroup Global Markets Inc., as sole lead arranger and bookrunner, and Citicorp North America, Inc., as syndication agent, administration agent and co-collateral agent (the “Agent”).  Pursuant to the terms of the DIP Credit Agreement, the Lenders agreed to lend in an aggregate principal amount of up to $950 million, consisting of an up to $250 million super-priority senior secured asset-based revolving credit facility and an up to $700 million super-priority senior secured term loan facility (collectively, the “Loans”).  A portion of the revolving credit facility will be available to the Canadian Borrower and may be borrowed in Canadian Dollars.  The DIP Credit Agreement was approved on February 15, 2012 by the Bankruptcy Court.  The DIP Credit Agreement terminates and all outstanding obligations must be repaid on the earliest to occur of (i) July 20, 2013, (ii) the date of the substantial consummation of certain reorganization plans and (iii) certain other events, including Events of Default and repayment in full of the obligations pursuant to a mandatory prepayment.

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

In addition to standard obligations, the DIP Credit Agreement provides for specific milestones that the Company must achieve by specific target dates.  In addition, the Company and its subsidiaries are required to maintain consolidated Adjusted EBITDA (as defined in the DIP Credit Agreement) of not less than a specified level for certain periods, with the specified levels ranging from $(130) million to $175 million depending on the applicable period.  The Company and its subsidiaries must also maintain minimum U.S. Liquidity (as defined in the DIP Credit Agreement) ranging from $100 million to $250 million depending on the applicable period.  The Company was required to maintain U.S. Liquidity of $125 million and $250 million for the periods from January 20, 2012 to February 15, 2012 and February 16, 2012 to March 31, 2012, respectively.  For the periods from April 1, 2012 to September 30, 2012 and October 1, 2012 through the termination of the DIP Credit Agreement, the Company must maintain U.S. Liquidity of $150 million and $100 million, respectively.  The Company was in compliance with all covenants under the DIP Credit Agreement as of June 30, 2012.

The Borrowers drew $700 million in term loans under the DIP Credit Agreement during the first quarter of 2012 and issued approximately $114 million of letters of credit under the revolving credit facility.  Under the DIP Credit Agreement borrowing base calculation, the Borrowers had approximately $68 million available under the revolving credit facility.  Availability under the DIP Credit Agreement may be further subject to borrowing base availability, reserves and other limitations.  The Company paid approximately $33 million to the Agent for arrangement, incentive, and customary agency administration fees in connection with the DIP Credit Agreement and will pay to the Lenders participation fees and an unused amount fee and commitment fee as set forth in the DIP Credit Agreement.

Second Lien Holders Agreement

On February 14, 2012, the Company reached an adequate protection agreement with a group representing at least 50.1% of the Second Lien Note Holders (2019 Senior Secured Note Holders and 2018 Senior Secured Note Holders), which was reflected in the Final DIP Order.  The Company agreed, among other things, to provide all Second Lien Note Holders with a portion of the proceeds received from certain sales and settlements in respect of the Company’s digital imaging patent portfolio subject to the following waterfall and the Company’s right to retain a percentage of certain proceeds under the DIP Credit Agreement: first, to repay any outstanding obligations under the DIP Credit Agreement, including cash collateralizing letters of credit (unless certain parties otherwise agree); second, to pay 50% of accrued second lien interest at the non-default rate; third, the Company retains $250 million; fourth, to repay the remaining accrued and unpaid second lien interest at the non-default rate; fifth, any remaining proceeds after conditions one through four up to $2,250 million to be split 60% to the Company and 40% to repay outstanding second lien debt at par; and sixth, the Company agreed that any proceeds above $2,250 million will be split 50% to the Company and 50% to Second Lien Note Holders until second lien debt is fully paid.  The Company also agreed to pay current interest to Second Lien Note Holders upon the receipt of $250 million noted above.  Subject to the satisfaction of certain conditions, the Company also agreed to pay reasonable fees of certain advisors to the Second Lien Note Holders.

Contractual Obligations

Kodak Limited, a wholly owned subsidiary of the Company, has agreed with the Trustees of the Kodak Pension Plan (the “Plan” or “KPP”) in the United Kingdom to make certain contributions to the Plan.  Under the terms of this agreement, Kodak Limited is obligated to pay a minimum amount of $50 million to the KPP in each of the years 2012 through 2014, and a minimum amount of $90 million to the KPP in each of the years 2015 through 2022.  The payment amounts for the years 2015 through 2022 could be lower, and the payment amounts for 2012 through 2022 could be higher by up to $5 million per year, based on the exchange rate between the U.S. dollar and British pound.  The minimum amounts do not include certain potential contributions which could be required if Kodak Limited received a cash tax benefit as a result of the minimum contributed amount.  EKC has requested deferral of the June 2012 payment in order to finance certain restructuring charges in Europe.  There can be no assurances that any deferral proposal will be granted.

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

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report on Form 10-Q, includes "forward–looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995.  Forward–looking statements include statements concerning the Company's plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, liquidity, financing needs, business trends, and other information that is not historical information.  When used in this report on Form 10-Q, the words "estimates," "expects," "anticipates," "projects," "plans," "intends," "believes," “predicts”, "forecasts," or future or conditional verbs, such as "will," "should," "could," or "may," and variations of such words or similar expressions are intended to identify forward–looking statements.  All forward–looking statements, including, without limitation, management's examination of historical operating trends and data are based upon the Company's expectations and various assumptions.  Future events or results may differ from those anticipated or expressed in these forward-looking statements.  Important factors that could cause actual events or results to differ materially from these forward-looking statements include, among others, the risks and uncertainties described in more detail in the Company's most recent annual report on Form 10–K for the year ended December 31, 2011, Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and in this report under the headings "Business", "Risk Factors", "Management's Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources" and those described in filings made by the Company with the U.S. Bankruptcy Court for the Southern District of New York and in other filings the Company makes with the SEC from time to time, as well as the following: the ability of the Company to continue as a going concern; the Company’s ability to comply with the Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) covenants in its Debtor-in-Possession Credit Agreement;  the ability of the Company and its subsidiaries to develop, secure approval of and consummate one or more plans of reorganization with respect to the chapter 11 cases; the Company’s ability to improve its operating structure, financial results and profitability; the Company’s ability to successfully emerge from chapter 11 as a profitable sustainable company; the potential adverse effects of the chapter 11 proceedings on the Company's liquidity, results of operations, brand or business prospects; the outcome of our digital imaging patent portfolio auction; the outcome of our intellectual property patent litigation matters; our ability to raise sufficient proceeds from the sale of non-core assets and the potential sale of our digital imaging patent portfolios within our plan; the Company's ability to generate or raise cash and maintain a cash balance sufficient to comply with the minimum liquidity covenants in its Debtor-in-Possession Credit Agreement and to fund continued investments, capital needs, restructuring payments and service its debt; our ability to retain key executives, managers and employees; our ability to maintain product reliability and quality; our ability to effectively anticipate technology trends and develop and market new products; and the impact of the global economic environment on the Company.  There may be other factors that may cause the Company's actual results to differ materially from the forward–looking statements.  All forward–looking statements attributable to the Company or persons acting on its behalf apply only as of the date of this report on Form 10-Q, and are expressly qualified in their entirety by the cautionary statements included in this report.  The Company undertakes no obligation to update or revise forward–looking statements to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events.

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

Using a sensitivity analysis based on estimated fair value of open foreign currency forward contracts using available forward rates, if the U.S. dollar had been 10% weaker at June 30, 2012 and 2011, the fair value of open forward contracts would have decreased $17 million and increased $7 million, respectively.  Such changes in fair value would be substantially offset by the revaluation or settlement of the underlying positions hedged.

Using a sensitivity analysis based on estimated fair value of open silver forward contracts using available forward prices, if available forward silver prices had been 10% lower at June 30, 2011, the fair value of open forward contracts would have decreased $4 million.  Such changes in fair value, if realized, would have been offset by lower costs of manufacturing silver-containing products.  There were no open silver forward contracts as of June 30, 2012.

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

Using a sensitivity analysis based on estimated fair value of short-term and long-term borrowings, if available market interest rates had been 10% (about 296 basis points) lower at June 30, 2012, the fair value of short-term and long-term borrowings would have increased less than $1 million and $41 million, respectively.  Using a sensitivity analysis based on estimated fair value of short-term and long-term borrowings, if available market interest rates had been 10% (about 108 basis points) lower at June 30, 2011, the fair value of short-term and long-term borrowings would have increased less than $1 million and $64 million, respectively.  For debt subject to compromise, if available market interest rates had been 10% (about 1,871 basis points) lower at June 30, 2012, the fair value of short-term and long-term borrowings would have increased less than $1 million and $14 million, respectively.

The Company’s financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments.  The Company manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties.  The Company has procedures to monitor the credit exposure amounts.  The maximum credit exposure at June 30, 2012 was not significant to the Company.

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

Part II.  Other Information

Item 1.  Legal Proceedings

On January 19, 2012, Eastman Kodak Company (the "Company") and its U.S. subsidiaries (the "Filing Subsidiaries," and together with the Company, the "Debtors") filed voluntary petitions for relief (the "Bankruptcy Filing") under chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") case number 12-10202.  The Company's foreign subsidiaries (collectively, the "Non-Filing Entities") were not part of the Bankruptcy Filing.  The Debtors will continue to operate their businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.  The Non-Filing Entities will continue to operate in the ordinary course of business.  On January 20, 2012, the Company and Kodak Canada Inc. (the "Canadian Borrower" and, together with the Company, the "Borrowers") entered into a Debtor-in-Possession Credit Agreement (the "DIP Credit Agreement").  As a result of the Bankruptcy, much of the pending litigation against the Debtors is stayed.  Subject to certain exceptions and approval by the Bankruptcy Court, during the chapter 11 process, no party can take further actions to recover pre-petition claims against the Company.   Refer to Note 2, “Chapter 11 Filing,” in the Notes to the Consolidated Financial Statements for additional information.

Subsequent to the Company’s chapter 11 filing, between January 27, 2012 and March 22, 2012, a number of suits were filed in federal court in the Western District of New York, as putative class action suits, against the current and certain former members of the Board of Directors, the Company’s Savings and Investment Plan (SIP) Committee and certain former and current executives of the Company.  The suits are filed under the Employee Retirement Income Security Act (ERISA).  The allegations concern the decline in the Company’s stock price and its alleged resulting impact on SIP and on the Company’s Employee Stock Ownership Plan. Also following the chapter 11 filing, on February 10, 2012, a suit was filed in federal court in the Southern District of New York against the Chief Executive Officer, the President and Chief Operating Officer and the Chief Financial Officer, as a putative class action suit under the federal securities laws, claiming that certain Company statements concerning the Company’s business and financial results were misleading.  On July 2, 2012, the Company filed a motion to dismiss this case as against all defendants.  The Company believes that suits of this nature are not uncommon for companies in chapter 11.  On behalf of all defendants in these cases, the Company believes that the suits are without merit and will vigorously defend them on behalf of all defendants in these cases.  Although the nature of litigation is inherently unpredictable, the Company does not expect these cases, individually or in the aggregate, to have a material impact upon the Company.

On September 15, 2003, the Company and Sterling Drug were named by the U.S. Environmental Protection Agency (“EPA”) as a Potentially Responsible Party (“PRP”) with potential liability for the study and remediation of the Lower Passaic River Study Area (“LPRSA”) portion of the Diamond Alkali Superfund Site, based on releases from the former Hilton Davis site in Newark and Lehn & Fink operations in Bloomfield, New Jersey.  On February 10, 2004, the Company (through its subsidiary NPEC) joined the Cooperating Parties Group (CPG) and entered into a 122(h) Agreement under CERCLA on June 22, 2004, and a Consent Order with the USEPA on May 8, 2007, based on the Company’s ownership of Sterling Drug from 1988 to 1994 and retention of certain Sterling Drug liabilities and a defense and indemnification agreement between the Company and Bayer, which purchased all stock in Sterling Drug (now STWB).  On February 29, 2012, the Company notified the EPA, STWB, Bayer, and the CPG that under the bankruptcy proceeding, it has elected to discontinue funding and participation in the remedial investigation being implemented by the CPG pursuant to the EPA Order.  Based on currently available information, the Company has been unable to reasonably estimate a range of loss pertaining to this matter.

On February 4, 2009, the Company and Sterling Drug were also named as third-party defendants (along with approximately 300 other entities) in an action initially brought by the New Jersey Department of Environmental Protection (“NJDEP”) in the Supreme Court of New Jersey, Essex County against Occidental Chemical Corporation and several other companies that are successors in interest to Diamond Shamrock Corporation.  The NJDEP seeks recovery of all costs associated with the investigation, removal, cleanup and damage to natural resources occasioned by Diamond Shamrock's disposal of various forms of chemicals in the Passaic River.  The damages are alleged to potentially range "from hundreds of millions to several billions of dollars".  Pursuant to New Jersey's Court Rules, the defendants were required to identify all other parties which could be subject to permissive joinder in the litigation based on common questions of law or fact.  Third-party complaints seeking contribution from more than 300 entities, which have been identified as potentially contributing to the contamination in the Passaic, were filed on February 5, 2009.  On April 16, 2012, the Company notified the Joint Defense Group (“JDG”), STWB, Bayer, and outside counsel that under the bankruptcy proceeding, it has elected to discontinue funding the defense of claims against STWB and will no longer participate in the JDG. Refer to Note 9, “Commitments and Contingencies,” in the Notes to Financial Statements for additional information.

On November 20, 2008, Research in Motion Ltd. and Research in Motion Corp. (collectively “RIM”) filed a declaratory judgment action against the Company in Federal District Court in the Northern District of Texas.  The suit, Research in Motion Limited and Research in Motion Corporation v. Eastman Kodak Company, seeks to invalidate certain Company patents related to digital camera technology and software object linking, and seeks a determination that RIM handheld devices do not infringe such patents.  On February 17, 2009, the Company filed its answer and counterclaims for infringement of each of these same patents.  A pretrial hearing known as a Markman hearing was held on March 23, 2010.  The Court has not yet issued its Markman decision.  On January 19, 2012 the Judge issued an order to stay the case.  On February 10, 2012, RIM filed a motion to lift the stay.  Kodak and the Unsecured Creditors Committee did not oppose this motion.  In a hearing on March 8, 2012, the Bankruptcy Court granted RIM’s motion and lifted the stay.  On June 8, 2012, RIM notified the Court that it was withdrawing its inequitable conduct claims as to the ‘218 and ‘335 patents.  The Court set trial for December 3, 2012, which was originally scheduled for December 2010, and reopened discovery, which will be completed July 31, 2012.

On January 14, 2010 the Company filed a complaint with the International Trade Commission (“ITC”) against Apple Inc. and RIM for infringement of a patent related to digital camera technology.  In the Matter of Certain Mobile Telephones and Wireless Communication Devices Featuring Digital Cameras and Components Thereof, the Company is seeking a limited exclusion order preventing importation of infringing devices including iPhones and camera-enabled Blackberry devices.  On February 16, 2010, the ITC ordered that an investigation be instituted to determine whether importation or sale of the accused Apple and RIM devices constitutes violation of the Tariff Act of 1930.  A Markman hearing was held in May 2010.  A hearing on the merits occurred in September 2010.  In December 2010, as a result of re-examination proceedings initiated by RIM and other parties, the U.S. Patent and Trademark Office affirmed the validity of the same patent claim at issue in the ITC investigation. On January 24, 2011, the Company received notice that the ITC Administrative Law Judge (“ALJ”) had issued an initial determination recommending that the Commission find the patent claim at issue invalid and not infringed.  The Company petitioned the Commission to review the initial determination of the ALJ.  On March 25, 2011, the ITC issued a notice of its decision to review the ALJ’s initial determination in its entirety.  On June 30, 2011, the Commission issued a decision affirming in part, reversing in part and remanding the case to the ALJ for further proceedings.  On October 24, 2011 the investigation was permanently reassigned to a newly appointed ALJ, following the retirement of the ALJ to whom the case was previously assigned.  On May 21, 2012, the ALJ issued the remand initial determination, finding infringement by all of the accused RIM products and the Apple iPhone 3G, and finding the asserted claim of the ‘218 patent to be invalid.  On June 4, 2012, the Company, the Commission Investigative Attorney, Apple and RIM each petitioned the Commission for review of the ALJ’s remand initial determination. On July 20, 2012, the Commission affirmed, on modified grounds, the ALJ’s remand initial determination, finding infringement of the ‘218 patent by the accused RIM devices and the Apple iPhone 3G, and finding invalidity of the asserted claim.

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

On April 15, 2010, Apple Inc. filed a complaint in the ITC against Kodak asserting infringement of patents related to digital cameras.  In the Matter of Certain Digital Imaging Devices and Related Software, Apple is seeking a limited exclusion order preventing importation of infringing devices.  A hearing on the merits before an ALJ was concluded on February 2, 2011.  The ALJ issued an initial determination on May 18, 2011, finding that Kodak did not infringe Apple’s patents and finding one Apple patent invalid.  Apple petitioned to the ITC for a review of the ALJ’s initial determination with respect to one of the patents. On July 18, 2011, the ITC determined not to review the ALJ’s determination.  On September 16, 2011, Apple appealed this decision to the Court of Appeals for the Federal Circuit.   On July 23, 2012, the Federal Circuit conducted oral argument and on July 23 issued a Rule 36 affirmance of the Commission's determination without an opinion.

On April 15, 2010 Apple also filed in Federal District Court in the Northern District of California (Apple Inc. v. Eastman Kodak Company) a complaint asserting infringement of the same patents asserted in the April 15, 2010 ITC action.  This case has been stayed pending the April 15, 2010 ITC action appealed to the Federal Circuit referenced above.

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

On January 19, 2012, Apple appeared in U.S. Bankruptcy Court in the Southern District of New York  and asserted that it was the owner of the patent asserted by Kodak against Apple in the January 14, 2010 ITC Investigation referenced above and potentially other Kodak patents. On February 14, 2012, Apple filed two motions in the US Bankruptcy Court to lift the automatic stay resulting from our chapter 11 filing.  The first motion was related to its claim of ownership of the ‘218 patent.  The second motion sought to lift the bankruptcy stay to file an ITC action and corresponding district court action with respect to alleged post-petition patent infringement by Kodak.  The two motions were denied by the Bankruptcy Court.

On March 8, 2012, at a hearing on Apple’s motion to lift the automatic stay, FlashPoint Technology Inc. (“FlashPoint”) alleged an ownership interest in the ‘218 patent.  By letter dated March 16, 2012, Apple’s counsel identified an additional nine Kodak patents to which it has asserted ownership.  On May 14, 2012, Kodak filed a motion seeking an order from the Bankruptcy Court that Apple and FlashPoint have no ownership interest in the ‘218 patent and that Apple has no interest in the nine other Kodak patents to which it asserted ownership claims.  At a hearing on June 13, 2012, the Bankruptcy Court denied in part Kodak’s motion, suggesting that Kodak file a Complaint for an Adversary Proceeding to resolve the ownership issue.

On June 18, 2012, Kodak filed a Complaint in Bankruptcy Court instituting an Adversary Proceeding against Apple and Flashpoint seeking resolution of the ownership dispute.  On June 22, 2012, both Apple and FlashPoint filed Answers and Counterclaims.  In its paper, FlashPoint alleged ownership of the ten patents in which Apple had alleged ownership interest plus three additional Kodak patents, bringing the total number of patents at issue to thirteen.  On June 29, 2012, Kodak filed a Motion for Summary Judgment seeking a ruling that both Apple’s and FlashPoint’s ownership claims are time barred by the statute of limitations and/or laches.  The Bankruptcy Court held a hearing on Kodak’s motion on July 24, 2012.  On August 1, 2012, the Bankruptcy Court granted Kodak’s motion for summary judgment in part, finding that Apple’s ownership and inventorship claims to the ‘218 patent and one other patent are time barred.  The Bankruptcy Court also found that FlashPoint’s ownership and inventorship claims to the ‘218 patent and four other patents are time barred.  With respect to the other patents at issue, the Bankruptcy Court ruled that it was unable to grant summary judgment on the current record.  On June 21, 2012, Apple filed a motion, joined by FlashPoint, in the U.S. District Court for the Southern District of New York seeking to withdraw the Advisory Proceeding from the Bankruptcy Court in an effort to have the patent ownership dispute decided in the District Court.  The District Court entered an order on July 27, 2012 denying Apple’s and FlashPoint’s motion.

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

The Company and its subsidiaries are involved in various lawsuits, claims, investigations and proceedings, including commercial, customs, employment, environmental, and health and safety matters, which are being handled and defended in the ordinary course of business.  The Company is also subject to various assertions, claims, proceedings and requests for indemnification concerning intellectual property, including patent infringement suits involving technologies that are incorporated in a broad spectrum of the Company’s products.  These matters are in various stages of investigation and litigation, and are being vigorously defended.  Much of the pending litigation against the Debtors has been stayed as a result of the chapter 11 filing and will be subject to resolution in accordance with the Bankruptcy Code and the orders of the Bankruptcy Court.  Although the Company does not expect that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial condition or results of operations, litigation is inherently unpredictable.  Therefore, judgments could be rendered or settlements entered, that could adversely affect the Company’s operating results or cash flows in a particular period.  The Company routinely assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable.

Items 1A, 2, 3, 4 and 5.

Not applicable.

Item 6.  Exhibits

(a)  Exhibits required as part of this report are listed in the Index to Exhibits below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EASTMAN KODAK COMPANY
                (Registrant)

Date:  August 3, 2012

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

(4.3)	Indenture, dated as of September 23, 2009, between Eastman Kodak Company and The Bank of New York Mellon, as trustee.
(Incorporated by reference to the Eastman Kodak Company Current Report on Form 8-K for the date September 23, 2009, as filed on September 23, 2009, Exhibit 4.1.)

(4.4)	Indenture, dated as of September 29, 2009, between Eastman Kodak Company and The Bank of New York Mellon, as trustee.
(Incorporated by reference to the Eastman Kodak Company Current Report on Form 8-K for the date September 29, 2009, as filed on September 30, 2009, Exhibit 4.1.)

(4.5)	Form of Warrant
(Incorporated by reference to the Eastman Kodak Company Current Report on Form 8-K for the date September 29, 2009, as filed on September 30, 2009, Exhibit 10.2.)

(4.6)	Registration Rights Agreement, dated as of September 29, 2009.
(Incorporated by reference to the Eastman Kodak Company Current Report on Form 8-K for the date September 29, 2009, as filed on September 30, 2009, Exhibit 10.3.)

(4.7)	Purchase Agreement, dated as of September 16, 2009.
(Incorporated by reference to the Eastman Kodak Company Current Report on Form 8-K for the date September 29, 2009, as filed on September 30, 2009, Exhibit 10.1.)

(4.8)	Indenture, dated as of March 5, 2010, by and among the Company, the Subsidiary Guarantors and The Bank of New York Mellon, as trustee.
(Incorporated by reference to the Eastman Kodak Company Current Report on Form 8-K for the date March 5, 2010, as filed on March 10, 2010, Exhibit 4.1.)

(4.9)	Security Agreement, dated as of March 5, 2010, by and among the Company, the Subsidiary Guarantors and The Bank of New York Mellon, as collateral agent.
(Incorporated by reference to the Eastman Kodak Company Current Report on Form 8-K for the date March 5, 2010, as filed on March 10, 2010, Exhibit 10.1.)

(4.10)	Collateral Trust Agreement, dated as of March 5, 2010, by and among the Company, the Subsidiary Guarantors and the Bank of New York Mellon, as collateral agent.
(Incorporated by reference to the Eastman Kodak Company Current Report on Form 8-K for the date March 5, 2010, as filed on March 10, 2010, Exhibit 10.2.)

(4.11)	Indenture dated March 15, 2011, by and among the Company, the Subsidiary Guarantors and The Bank of New York Mellon, as trustee.
(Incorporated by reference to the Eastman Kodak Company Current Report on Form 8-K for the date March 15, 2011, as filed on March 31, 2011, Exhibit 4.1.)

(4.12)
Rights Agreement, dated as of August 1, 2011, between Eastman Kodak Company and Computershare Trust Company, N.A., which includes the form of Certificate of Designations of Series A Junior Participating Preferred Stock as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C.

Eastman Kodak Company
Exhibit	Index to Exhibits
Number	(Cont'd)

(Incorporated by reference to the Eastman Kodak Company Current Report on Form 8-K for the date August 1, 2011, as filed on August 1, 2011, Exhibit 4.2.)

(4.13)	Debtor-In-Possession Credit Agreement, dated as of January 20, 2012 - file herewith.
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

Amendment No. 3 to the Debtor-In-Possession Credit Agreement, dated as of April 26, 2012 - filed herewith.

(4.14)	U.S. Security Agreement, dated January 20, 2012.
(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2011, Exhibit 4.24.)

(4.15)	Canadian Security Agreement, dated January 20, 2012.
(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2011, Exhibit 4.25.)

(4.16)	Intercreditor Agreement, dated as of January 20, 2012.
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
(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, Exhibit 10.)

Form of Award Notice for Annual Director Stock Option Grant under the 2005 Omnibus Long-Term Compensation Plan.
(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, Exhibit 10.)

Form of Award Notice for Annual Director Restricted Stock Grant under the 2005 Omnibus Long-Term Compensation Plan.
(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, Exhibit 10.)

Form of Administrative Guide for Leadership Stock Program under the 2005 Omnibus Long-Term Compensation Plan.

Eastman Kodak Company
Exhibit	Index to Exhibits
Number	(Cont'd)

(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, Exhibit 10.)

(10.6)	Administrative Guide for the 2010 Performance Stock Unit Program under Article 7 (Performance Awards) of the 2005 Omnibus Long-Term Compensation Plan, Granted to Antonio M. Perez.
(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010, Exhibit 10.6.)

(10.7)	Administrative Guide for the 2011 - 2012 Performance Cycle of the Leadership Stock Program under Article 7 (Performance Awards) of the 2005 Omnibus Long-Term Compensation Plan.
(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, Exhibit 10.6.)

(10.8)	Administrative Guide for September 16, 2008 Restricted Stock Unit Grant under the 2005 Omnibus Long-term Compensation Plan.
(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2008, Exhibit 10.9.)

(10.9)	Form of Administrative Guide for Restricted Stock Unit Grant under the 2005 Omnibus Long-term Compensation Plan.
(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2008, Exhibit 10.10.)

(10.10)	Eastman Kodak Company 1995 Omnibus Long-Term Compensation Plan, as amended, effective as of November 12, 2001.

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

(10.11)	Kodak Executive Financial Counseling Program.
(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Exhibit 10.)

(10.12)	Personal Umbrella Liability Insurance Coverage.
(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 1995, Exhibit 10.)

(10.13)	Kodak Stock Option Plan, as amended and restated August 26, 2002.
(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Exhibit 10.)

(10.14)	Eastman Kodak Company 1997 Stock Option Plan, as amended effective as of March 13, 2001.

(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001, Exhibit 10.)

(10.15)
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

(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2004, Exhibit 10.)
(10.16)	Administrative Guide for the 2004-2005 Performance Cycle of the Leadership Program under Article 12 of the 2000 Omnibus Long-Term Compensation Plan, as amended January 1, 2009.
(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2008, Exhibit 10.19.)

(10.17)	Administrative Guide for the 2004-2005 Performance Cycle of the Leadership Program under Section 13 of the 2000 Omnibus Plan, as amended January 1, 2009.
(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2008, Exhibit 10.20.)

(10.18)	Eastman Kodak Company Executive Compensation for Excellence and Leadership Plan, as amended and restated January 1, 2010.
(Incorporated by reference to the Eastman Kodak Company Notice of 2010 Annual Meeting and Proxy Statement, Exhibit II.)

(10.19)	Eastman Kodak Company Executive Protection Plan, as amended December 21, 2010, effective December 23, 2010.
(Incorporated by reference to the Eastman Kodak Annual Report on Form 10-K for the fiscal year ended December 31, 1999, Exhibit 10.)

(10.20)	Eastman Kodak Company Estate Enhancement Plan, as adopted effective March 6, 2000.
(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 1999, Exhibit 10.)

(10.21)	Antonio M. Perez Agreement dated March 3, 2003.
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
(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, Exhibit 10 CC.)

Amendment, dated February 27, 2007, to Antonio M. Perez Letter Agreement dated March 3, 2003.

Eastman Kodak Company
Exhibit	Index to Exhibits
Number	(Cont'd)

(Incorporated by reference to the Eastman Kodak Company Current Report on Form 8-K, filed on March 1, 2007, Exhibit 99.1).

Second Amendment, dated December 9, 2008, to Antonio M. Perez Letter Agreement dated March 3, 2003.
(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2008, Exhibit 10.24.)

Amendment, dated September 28, 2009, to Antonio M. Perez Letter Agreement dated March 3, 2003.
(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009.)

(10.22)	Antoinette P. McCorvey Waiver Letter Re: Eastman Kodak Company Executive Protection Plan dated October 11, 2010.
(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2010, Exhibit 10.)

(10.23)	Asset Purchase Agreement between Eastman Kodak Company and Onex Healthcare Holdings, Inc., dated as of January 9, 2007.

Amendment No. 1 To the Asset Purchase Agreement.
(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, Exhibit 10 CC.)

(10.24)	Administrative Guide For September 28, 2009 Restricted Stock Unit (RSU) Grant under the 2005 Omnibus Long-Term Compensation Plan (For Executives).
(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009.)

(10.25)	Administrative Guide For September 28, 2009 Restricted Stock Unit (RSU) Grant under the 2005 Omnibus Long-Term Compensation Plan (For Executive Council and Operations Council Members).
(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009.)

(10.26)	Administrative Guide For September 28, 2009 Restricted Stock Unit (RSU) Grant under the 2005 Omnibus Long-Term Compensation Plan (Hold Until Retirement Provision).
(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009.)

(10.27)	Administrative Guide for the 2011 Performance Stock Unit Program under Article 7 (Performance Awards) of the 2005 Omnibus Long-Term Compensation Plan, Granted to Antonio M. Perez.
(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011.)

(10.28)	Laura G, Quatela Waiver Letter Re: Eastman Kodak Company Executive Protection Plan dated November 8, 2010.
(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2010, Exhibit 10.)

(10.29)	Gustavo Oviedo Waiver Letter Re: Eastman Kodak Company Executive Protection Plan dated December 13, 2010.
(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2010, Exhibit 10.)

(10.30)	Note Purchase Agreement, dated as of February 24, 2010, by and among Eastman Kodak Company and KKR et al.
(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010, Exhibit 4.16.)

(10.31)	Joyce P. Haag Separation Agreement dated November 11, 2010.
(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2010, Exhibit 10.)

(10.32)	Laura Quatela Agreement, dated October 31, 2011.
(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2011, Exhibit 10.41.)

(10.33)	Robert Berman Letter Agreement, dated December 8, 2011.
(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2011, Exhibit 10.42.)

(12)	Statement regarding Computation of Ratio of Earnings to Fixed Charges - filed herewith.

(31.1)	Certification – filed herewith.

(31.2)	Certification – filed herewith.

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

(101.CAL*)	XBRL Taxonomy Extension Calculation Linkbase

(101.INS*)	XBRL Instance Document

(101.LAB*)	XBRL Taxonomy Extension Label Linkbase

(101.PRE*)	XBRL Taxonomy Extension Presentation Linkbase

(101.SCH*)	XBRL Taxonomy Extension Schema Linkbase

(101.DEF*)	XBRL Taxonomy Extension Definition Linkbase

*  Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement of prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.