Form 10-Q/A
period 2012-08-07
EASTMAN KODAK CO
filed 2012-08-07
CIK 31235

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A

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

Eastman Kodak Company
Form 10-Q/A
June 30, 2012

Table of Contents

	Part I. - Financial Information	Page

	Explanatory Note	3
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	4-17
	Liquidity and Capital Resources	17-21

	Part II. - Other Information

Item 6.	Exhibits	21

	Signature	22
	Index to Exhibits	23

 EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q (the “Form 10-Q”) of Eastman Kodak Company for the three and six months ended June 30, 2012 is to update Item 2 to the Form 10-Q.  The Form 10-Q filing on August 3, 2012 omitted the three month tabular presentation of the Consumer Segment’s changes in net sales and gross profit margin.  The three month tabular presentation is included in this Amendment No. 1 to the Form 10-Q.

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

CONSUMER SEGMENT

(dollars in millions)	Three Months Ended					Six Months Ended
	June 30,					June 30,
	2012	% of Sales	2011	% of Sales	% Change	2012	% of Sales	2011	% of Sales	% Change

Net sales	$393		$620		-37%	$686		$1,134		-40%
Cost of sales	323		552		-41%	661		1,068		-38%
Gross profit	70	18%	68	11%	3%	25	4%	66	6%	-62%
Selling, general and administrative expenses	78	20%	131	21%	-40%	174	25%	276	24%	-37%
Research and development costs	19	5%	34	5%	-44%	42	6%	73	6%	-42%
Loss from continuing operations before interest expense, other income (charges), net and income taxes	$(27)	-7%	$(97)	-16%	72%	$(191)	-28%	$(283)	-25%	33%

	Three Months Ended
	June 30,		Percent Change vs. 2011
	2012 Amount	Change vs. 2011	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net sales	$393	-37%	-33%	-1%	-3%	n/a

Gross profit margin	18%	7pp	n/a	8pp	-1pp	0pp

	Six Months Ended
	June 30,		Percent Change vs. 2011
	2012 Amount	Change vs. 2011	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net sales	$686	-40%	-31%	-7%	-2%	n/a

Gross profit margin	4%	-2pp	n/a	0pp	-1pp	-1pp

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

Part II.  Other Information

Item 6.  Exhibits

(a)  Exhibits required as part of this report are listed in the index appearing below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EASTMAN KODAK COMPANY
                 (Registrant)

Date:  August 7, 2012
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