Form 10-Q
period 2012-10-30
EASTMAN KODAK CO
filed 2012-10-30
CIK 31235

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]  Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes    [   ]            No    [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each Class	Number of Shares Outstanding at October 26, 2012
Common Stock, $2.50 par value	272,338,132

Eastman Kodak Company
Form 10-Q
September 30, 2012

Table of Contents

		Page
	Part I. - Financial Information

Item 1.	Financial Statements	2
	Consolidated Statement of Operations (Unaudited)	2
	Consolidated Statement of Comprehensive (Loss) Income (Unaudited)	3
	Consolidated Statement of Retained Earnings (Unaudited)	4
	Consolidated Statement of Financial Position (Unaudited)	5
	Consolidated Statement of Cash Flows (Unaudited)	6
	Notes to Financial Statements (Unaudited)	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	37
	Liquidity and Capital Resources	53

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	57
Item 4.	Controls and Procedures	57

	Part II. - Other Information

Item 1.	Legal Proceedings	58-61
Item 1A.	Risk Factors	62-68
Item 6.	Exhibits	68

	Signature	69
	Index to Exhibits	70-77

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

EASTMAN KODAK COMPANY
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
(in millions, except per share data)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net sales
Products	$835	$1,051	$2,507	$3,055
Services	180	197	540	583
Licensing & royalties (Note 9)	3	13	(53)	39
Total net sales	$1,018	$1,261	$2,994	$3,677
Cost of sales
Products	$716	$930	$2,166	$2,741
Services	142	151	424	453
Total cost of sales	$858	$1,081	$2,590	$3,194
Gross profit	$160	$180	$404	$483
Selling, general and administrative expenses	196	259	608	800
Research and development costs	44	59	158	183
Restructuring costs and other	117	17	206	77
Other operating (income) expenses, net	(4)	12	(4)	(59)
Loss from continuing operations before interest expense, other income (charges), net, reorganization items, net and income taxes	(193)	(167)	(564)	(518)
Interest expense (contractual interest for the three and nine months ended September 30, 2012 of $52 and $151, respectively)	41	41	117	116
Loss on early extinguishment of debt, net	-	-	7	-
Other income (charges), net	6	(7)	5	1
Reorganization items, net	56	-	304	-
Loss from continuing operations before income taxes	(284)	(215)	(987)	(633)
Provision (benefit) for income taxes	24	(1)	(84)	(43)
Loss from continuing operations	(308)	(214)	(903)	(590)
Loss from discontinued operations, net of income taxes	(4)	(8)	(74)	(57)
NET LOSS ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$(312)	$(222)	$(977)	$(647)
Basic and diluted net loss per share attributable to Eastman Kodak Company common shareholders:
Continuing operations	$(1.13)	$(0.80)	$(3.32)	$(2.19)
Discontinued operations	(0.02)	(0.03)	(0.28)	(0.22)
Total	$(1.15)	$(0.83)	$(3.60)	$(2.41)

Number of common shares used in basic and diluted net loss per share	271.9	268.9	271.6	268.9

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

(in millions)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
NET LOSS ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$(312)	$(222)	$(977)	$(647)
Other comprehensive income (loss), net of tax:
Realized and unrealized gains from hedging activity, net of tax of $0 and $1 for the three months ended September 30, 2012 and 2011, and $2 and $0 for the nine months ended September 30, 2012 and 2011, respectively	-	(8)	4	(7)
Unrealized gain from investment, net of tax of $0 for the three and nine months ended September 30, 2012	1	-	1	-
Currency translation adjustments	(2)	(7)	(6)	11
Pension and other postretirement benefit plan obligation activity, net of tax of $7 and $4 for the three months ended September 30, 2012 and 2011, and $15 and $4 for the nine months ended September 30, 2012 and 2011, respectively	34	1	95	52
Total comprehensive loss, net of tax	$(279)	$(236)	$(883)	$(591)

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENT OF RETAINED EARNINGS (Unaudited)

(in millions)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Retained earnings at beginning of period	$3,346	$4,536	$4,071	$4,969
Net loss	(312)	(222)	(977)	(647)
Loss from issuance of treasury stock	(19)	(41)	(79)	(49)
Retained earnings at end of period	$3,015	$4,273	$3,015	$4,273

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENT OF FINANCIAL POSITION (Unaudited)

(in millions)	September 30,	December 31,
	2012	2011
ASSETS
Current Assets
Cash and cash equivalents	$1,132	$861
Receivables, net	813	1,103
Inventories, net	638	607
Deferred income taxes	56	58
Other current assets	54	74
Total current assets	2,693	2,703
Property, plant and equipment, net of accumulated depreciation of $4,484 and $4,590, respectively	746	895
Goodwill	279	277
Other long-term assets	685	803
TOTAL ASSETS	$4,403	$4,678
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities
Accounts payable, trade	$440	$706
Short-term borrowings and current portion of long-term debt	40	152
Accrued income and other taxes	9	40
Other current liabilities	970	1,252
Total current liabilities	1,459	2,150
Long-term debt, net of current portion	1,400	1,363
Pension and other postretirement liabilities	1,451	3,053
Other long-term liabilities	377	462
Liabilities subject to compromise	2,947	-
Total Liabilities	7,634	7,028

Commitments and Contingencies (Note 10)

Equity (Deficit)
Common stock, $2.50 par value	978	978
Additional paid in capital	1,106	1,108
Retained earnings	3,015	4,071
Accumulated other comprehensive loss	(2,572)	(2,666)
	2,527	3,491
Less: Treasury stock, at cost	(5,760)	(5,843)
Total Eastman Kodak Company shareholders’ deficit	(3,233)	(2,352)
Noncontrolling interests	2	2
Total deficit	(3,231)	(2,350)
TOTAL LIABILITIES AND DEFICIT	$4,403	$4,678

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2012	2011

Cash flows from operating activities:
Net loss	$(977)	$(647)
Adjustments to reconcile to net cash used in operating activities:
Loss from discontinued operations, net of income taxes	74	57
Depreciation and amortization	183	223
Gain on sales of businesses/assets	(10)	(72)
Loss on early extinguishment of debt	7	-
Non-cash restructuring costs, asset impairments and other charges	32	15
Non-cash and financing related reorganization items, net	213	-
Provision for deferred income taxes	66	112
Decrease in receivables	192	113
Increase in inventories	(69)	(80)
Increase (decrease) in liabilities excluding borrowings	41	(623)
Other items, net	(43)	(15)
Total adjustments	686	(270)
Net cash used in continuing operations	(291)	(917)
Net cash provided by (used in) discontinued operations	30	(121)
Net cash used in operating activities	(261)	(1,038)
Cash flows from investing activities:
Additions to properties	(51)	(88)
Proceeds from sales of businesses/assets	35	94
Business acquisitions, net of cash acquired	-	(27)
Funding of restricted cash and investment accounts	-	(22)
Marketable securities - sales	78	58
Marketable securities - purchases	(72)	(55)
Net cash used in continuing operations	(10)	(40)
Net cash provided by discontinued operations	27	-
Net cash provided by (used in) investing activities	17	(40)
Cash flows from financing activities:
Proceeds from DIP credit agreement	686	-
Proceeds from other borrowings	-	407
Repayment of borrowings	(175)	(100)
Reorganization items	(40)	-
Debt issuance costs	-	(6)
Proceeds from sale and leaseback transaction	41	-
Net cash provided by financing activities	512	301
Effect of exchange rate changes on cash	3	15
Net increase (decrease) in cash and cash equivalents	271	(762)
Cash and cash equivalents, beginning of period	861	1,624
Cash and cash equivalents, end of period	$1,132	$862

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

The Company incurred a net loss for the years ended 2011, 2010 and, 2009, as well as the nine months ended September 30, 2012, and had a shareholders’ deficit as of September 30, 2012, December 31, 2011 and December 31, 2010.  To improve the Company’s performance and address competitive challenges, the Company is developing a strategic plan for the ongoing operation of the Company’s business.  Successful implementation of the Company’s plan, however, is subject to numerous risks and uncertainties.  In addition, the competitive industry conditions under which the Company operates have negatively impacted the Company’s financial position, results of operations and cash flows and may continue to do so in the future. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Certain amounts for prior periods have been reclassified to conform to the current period classification due to changes in the Company’s segment reporting structure and the presentation of discontinued operations.  Refer to Note 17, “Segment Information” and Note 19, “Discontinued Operations” for additional information.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2012, the FASB issued ASU No. 2012-02, “Intangibles-Goodwill and Other (ASC Topic 350) – Testing Indefinite-Lived Intangible Assets for Impairment.”  ASU No. 2012-02 amends the impairment test for indefinite-lived intangible assets by allowing companies to first assess the qualitative factors to determine if it is more likely than not that an indefinite-lived intangible asset might be impaired as a basis for determining whether it is necessary to perform the quantitative impairment test.  The changes to the ASC as a result of this update are effective prospectively for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 (January 1, 2013 for the Company).  The Company does not expect that the adoption of this guidance will have a material impact on its Consolidated Financial Statements.

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

NOTE 2:  CHAPTER 11 FILING

The Bankruptcy Filing is intended to permit the Company to reorganize and increase liquidity in the U.S. and abroad, monetize non-strategic intellectual property and businesses, fairly resolve legacy liabilities, and focus on the most valuable business lines to enable sustainable profitability.  The Company’s goal is to develop and implement a reorganization plan that meets the standards for confirmation under the Bankruptcy Code.  Confirmation of a reorganization plan could materially alter the classifications and amounts reported in the Company’s consolidated financial statements, which do not give effect to any adjustments to the carrying values of assets or amounts of liabilities that might be necessary as a consequence of a confirmation of a reorganization plan or other arrangement or the effect of any operational changes that may be implemented.

Operation and Implication of the Bankruptcy Filing

Under Section 362 of the Bankruptcy Code, the filing of voluntary bankruptcy petitions by the Debtors automatically stayed most actions against the Debtors, including most actions to collect indebtedness incurred prior to the Petition Date or to exercise control over the Company’s property.  Accordingly, although the Bankruptcy Filing triggered defaults for certain of the Debtors’ debt obligations, creditors are stayed from taking any actions as a result of such defaults.  Absent an order of the Bankruptcy Court, substantially all of the Debtors’ pre-petition liabilities are subject to settlement under a reorganization plan.  As a result of the Bankruptcy Filing the realization of assets and the satisfaction of liabilities are subject to uncertainty.  The Debtors, operating as debtors-in-possession under the Bankruptcy Code, may, subject to approval of the Bankruptcy Court, sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements.  Further, a confirmed reorganization plan or other arrangement may materially change the amounts and classifications in the Company’s consolidated financial statements.

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

On May 2, 2012, the Bankruptcy Court approved the Company’s motion to extend the period of time that the court gives the Company the exclusive right to file a plan of reorganization through and including October 15, 2012.  The extension concerns only the length of time in which the Company has the sole right to file a plan of reorganization, not the duration of the case.  On September 28, 2012, the Company filed a motion to further extend the period of exclusivity through and including February 28, 2013.  A hearing on this motion is scheduled for November 14, 2012.  The DIP Credit Agreement stipulates that a draft of an acceptable reorganization plan is to be provided to the DIP agent on or prior to January 15, 2013 and further requires the filing of an acceptable reorganization plan and disclosure statement with the court on or prior to February 15, 2013. The Company presently expects that any proposed reorganization plan will provide, among other things, settlement of the obligations under the DIP Credit agreement, mechanisms for settlement of claims against the Debtors’ estates, treatment of the Company’s existing equity and debt holders, and certain corporate governance and administrative matters pertaining to the reorganized Company.  Any proposed reorganization plan will be subject to revision prior to submission to the Bankruptcy Court based upon discussions with the Company’s creditors and other interested parties, and thereafter in response to creditor claims and objections and the requirements of the Bankruptcy Code or the Bankruptcy Court.  There can be no assurance that the Company will be able to secure approval for the Company’s proposed reorganization plan from the Bankruptcy Court or that the Company’s proposed plan will be accepted by the lenders under the DIP Credit Agreement.  In the event the Company does not secure approval of the reorganization plan, the outstanding DIP Credit Agreement principal and interest could become immediately due and payable.

Pre-Petition Claims

On April 18, 2012, as amended on May 16, 2012, the Debtors filed schedules of assets and liabilities and statements of financial affairs with the Bankruptcy Court.  On May 10, 2012, the Bankruptcy Court entered an order establishing July 17, 2012 as the bar date for potential creditors to file proofs of claims and established the required procedures with respect to filing such claims.  A bar date is the date by which pre-petition claims against the Debtors must be filed if the claimants wish to receive any distribution in the chapter 11 proceedings.

As of September 30, 2012 the Debtors have received approximately 6,000 proofs of claim, a portion of which assert, in part or in whole, unliquidated claims.  In the aggregate, total liquidated proofs of claim of approximately $20.5 billion have been filed against the Debtors.  New and amended claims may be filed in the future, including claims amended to assign values to claims originally filed with no designated value.  The Company is now in the process of reconciling such claims to the amounts listed by the Debtors in their schedule of assets and liabilities (as amended). Differences in liability amounts estimated by the Company and claims filed by creditors will be investigated and resolved, including through the filing of objections with the Bankruptcy Court, where appropriate.  The Company may ask the Bankruptcy Court to disallow claims that the Company believes are duplicative, have been later amended or superseded, are without merit, are overstated or should be disallowed for other reasons.  In addition, as a result of this process, the Company may identify additional liabilities that will need to be recorded or reclassified to liabilities subject to compromise.  In light of the substantial number of claims filed, the claims resolution process may take considerable time to complete. The resolution of such claims could result in material adjustments to the Company’s financial statements. The determination of how liabilities will ultimately be treated cannot be made until the Bankruptcy Court approves a plan of reorganization.  Accordingly, the ultimate amount or treatment of such liabilities is not determinable at this time.

Financial Reporting in Reorganization

Expenses, gains and losses directly associated with reorganization proceedings are reported as Reorganization items, net in the accompanying Consolidated Statement of Operations.  In addition, liabilities subject to compromise in the chapter 11 proceedings are distinguished from liabilities of Non-Filing Entities, fully secured liabilities not expected to be compromised and from post-petition liabilities in the accompanying Consolidated Statement of Financial Position as of September 30, 2012.  Where there is uncertainty about whether a secured claim will be paid or impaired under the chapter 11 proceedings, the Company has classified the entire amount of the claim as a liability subject to compromise.  The amount of liabilities subject to compromise represents the Company’s estimate, where an estimate is determinable, of known or potential pre-petition claims to be addressed in connection with the bankruptcy proceedings.  Such liabilities are reported at the Company’s current estimate, where an estimate is determinable, of the allowed claim amount, even though they may settle for lesser amounts.  These claims remain subject to future adjustments, which may result from: negotiations; actions of the Bankruptcy Court; disputed claims; rejection of contracts and unexpired leases; the determination as to the value of any collateral securing claims; proofs of claims; or other events.

Effective as of January 19, 2012, the Company ceased recording interest expense on outstanding pre-petition debt classified as liabilities subject to compromise.  Contractual interest expense represents amounts due under the contractual terms of outstanding debt, including debt subject to compromise.  For the period from January 19, 2012 through September 30, 2012 contractual interest expense related to liabilities subject to compromise of approximately $34 million has not been recorded, as it is not expected to be an allowed claim under the chapter 11 case.

Section 363 Asset Sales

On March 1, 2012, the Company entered into an agreement with Shutterfly, Inc. related to the proposed sale of certain assets of Kodak Gallery on-line photo services business for $23.8 million (the “Stalking Horse Purchase Agreement”).  On May 1, 2012, the Bankruptcy Court approved the Stalking Horse Purchase Agreement. The Company received cash proceeds of approximately $19 million on the closing date, May 2, 2012.  The remaining proceeds were received on September 28, 2012 upon the successful transfer of the assets to Shutterfly, Inc.  Approximately 75% of the net proceeds from the sale were used to repay term debt under the DIP Credit Agreement.

On June 11, 2012, the Debtors filed a motion with the Bankruptcy Court seeking approval of bidding procedures to auction their Digital Capture and Kodak Imaging Systems and Services patent portfolios.  On July 2, 2012, the Bankruptcy Court approved the motion.  On September 14, 2012, the Debtors announced that they continue to have active negotiations with regard to the potential sale of their digital imaging patent portfolios.  Also on September 14, 2012, the Debtors filed with the Bankruptcy Court a notice to adjourn the sale hearing until further notice.  As of September 30, 2012, the Debtors have not reached a determination or agreement to sell the digital imaging patent portfolios and may, in consultation with their creditors, decide to retain and license these assets as a source of recovery for the Debtors’ creditors.

On August 23, 2012, the Company announced the decision to initiate sale processes for its Personalized Imaging and Document Imaging businesses. The Personalized Imaging business consists of Retail Systems Solutions, Paper & Output Systems, and Event Imaging Solutions.  The Document Imaging business consists of scanners, as well as capture software, and services for enterprise customers.  As of September 30, 2012, these businesses did not qualify for discontinued operations treatment as Bankruptcy Court approval is required for any potential sale.

Other Postemployment Benefits

On October 10, 2012, the Debtors filed a motion with the Bankruptcy Court seeking approval of a settlement agreement with the Official Committee of Retired Employees appointed by the U.S. Trustee under the chapter 11 proceedings (the "Retiree Committee").  The Retiree Committee was appointed to negotiate with the Debtors on behalf of retirees, long-term disability recipients, and their spouses, dependents or survivors, concerning the future of retiree medical, dental, life insurance and survivor income benefits.  The proposed settlement agreement provides, among other things, that the Debtors will no longer provide retiree medical, dental, life insurance and survivor income benefits to current and future retirees after December 31, 2012 (other than, at the retirees’ own cost, COBRA continuation coverage of medical and/or dental benefits available to active employees or conversion coverage as required by the plans or applicable law), and the Retiree Committee will set up a trust or account from which some limited benefits for some retirees may be provided after December 31, 2012.  The trust or account will be funded by the following contributions from the Debtors:  $7.5 million in cash, an administrative claim against the Debtors in the amount of $15 million, and a general unsecured claim against the Debtors in the amount of $635 million.  As part of the settlement, all other claims arising from or based on the termination or modification of retiree medical, dental, life insurance and survivor income benefits will be deemed settled and disallowed.  A Bankruptcy Court hearing on the Debtors' motion has been scheduled for November 1, 2012.

The unfunded position of the U.S. postretirement benefit plans of approximately $1.2 billion (calculated in accordance with U.S. GAAP) included in Liabilities subject to compromise presented in the Consolidated Statement of Financial Position as of September 30, 2012.

Retirees’ pension arrangements are not impacted by the proposed agreement with the Retiree Committee.

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

The underfunded position of the Plan of approximately $1.1 billion (calculated in accordance with U.S. GAAP) is included in Pension and other postretirement liabilities presented in the Consolidated Statement of Financial Position as of September 30, 2012.  The underfunded obligation relates to a non-debtor entity.  The Trustee has asserted an unsecured claim of approximately $2.8 billion under the guarantee.  Kodak Limited has also asserted an unsecured claim under the guarantee for an unliquidated amount.  The ultimate treatment of the Trustee’s and Kodak Limited’s claims is not determinable at this time.

EKC has proposed that the Subsidiary’s 2012 contribution be considered part of the overall resolution of the claims of the Trustee and Kodak Limited.

NOTE 3: LIABILITIES SUBJECT TO COMPROMISE

The following table reflects pre-petition liabilities that are subject to compromise.

As of
(in millions)	September 30,
2012
Accounts payable	$286
Debt	683
Pension and postretirement obligations	1,722
Other liabilities subject to compromise	256
Liabilities subject to compromise	$2,947

The Bankruptcy Filing constituted an event of default with respect to certain of the Company’s debt instruments. Refer to Note 8, “Short-Term Borrowings and Long-Term Debt” for additional information.  Other liabilities subject to compromise include accrued liabilities for customer programs, deferred compensation, environmental, taxes, and contract and lease rejections. The amount of liabilities subject to compromise represents the Company’s estimate, where an estimate is determinable, of known or potential pre-petition claims to be addressed in connection with the bankruptcy proceedings.  Such liabilities are reported at the Company’s current estimate, where an estimate is determinable, of the allowed claim amount, even though they may settle for lesser amounts.  These claims remain subject to future adjustments, which may result from: negotiations; actions of the Bankruptcy Court; disputed claims; rejection of contracts and unexpired leases; the determination as to the value of any collateral securing claims; proofs of claims; or other events.  Refer to Note 2, "Chapter 11 Filing" for additional information.

NOTE 4:  REORGANIZATION ITEMS, NET

A summary of reorganization items, net for the three and nine months ended September 30, 2012 is presented in the following table:
	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(in millions)	2012	2012

Professional fees	$37	$125
DIP credit agreement financing costs	-	45
Provision for expected allowed claims	19	138
Other items, net	-	(4)
Reorganization items, net	$56	$304

For the three and nine months ended September 30, 2012, the Company paid approximately $48 million and $131 million, respectively, for reorganization items.

NOTE 5:  RECEIVABLES, NET

	As of
	September 30,	December 31,
(in millions)	2012	2011

Trade receivables	$699	$996
Miscellaneous receivables	114	107
Total (net of allowances of $53 and $51 as of September 30, 2012 and December 31, 2011, respectively)	$813	$1,103

Approximately $112 million and $191 million of the total trade receivable amounts as of September 30, 2012 and December 31, 2011, respectively, will potentially be settled through customer deductions in lieu of cash payments.  Such deductions represent rebates owed to customers and are included in Other current liabilities as of December 31, 2011 and Other current liabilities and Liabilities subject to compromise as of September 30, 2012 in the accompanying Consolidated Statement of Financial Position.

NOTE 6:  INVENTORIES, NET

	As of
(in millions)	September 30,	December 31,
	2012	2011

Finished goods	$381	$379
Work in process	146	123
Raw materials	111	105

Total	$638	$607

NOTE 7:  GOODWILL

The carrying value of goodwill by reportable segments is as follows:

(in millions)	Graphics,
	Entertainment and	Digital Printing	Personalized and
	Commercial Films	and Enterprise	Document Imaging	Consolidated
	Segment	Segment	Segment	Total

Balance as of December 31, 2011:	$1	$17	$259	$277
Currency translation adjustments	-	-	2	2
Balance as of September 30, 2012:	$1	$17	$261	$279

Gross goodwill and accumulated impairment losses are $1.688 billion and $1.411 billion, respectively, as of December 31, 2011 and $1.690 billion and $1.411 billion, respectively, as of September 30, 2012.

As of December 31, 2011, the net goodwill balance of $277 million, under the prior year segment reporting structure, was comprised of $197 million for the Consumer Digital Imaging Group and $80 million for the Graphic Communications Group.

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

As a result of the change in segments that became effective as of September 30, 2012, the Company’s reporting units changed.  The Personalized and Document Imaging segment has three reporting units: Personalized Imaging, Document Imaging and Intellectual Property. The Graphics, Entertainment and Commercial Films segment has two reporting units: Graphics and Entertainment Imaging and Commercial Films.  The Digital Printing and Enterprise Segment has four reporting units: Digital Printing, Packaging and Functional Printing, Enterprise Services and Solutions, and Consumer Inkjet Systems.

Prior to the September 30, 2012 change in reporting units, the only reporting units with goodwill remaining were the Consumer Digital Imaging Group (“CDG”) and the Business Services and Solutions Group (“BSSG”). Consumer Inkjet Systems which was part of the CDG reporting unit was transferred to the Digital Printing and Enterprise segment.  Personalized Imaging and Intellectual Property, which were part of the CDG reporting unit, are now included in the Personalized and Document Imaging Segment.  Document Imaging, which was part of the BSSG reporting unit, was transferred to the Personalized and Document Imaging segment.  Workflow software which was part of BSSG was transferred to the Graphics, Entertainment and Commercial Films segment.  Enterprise Services and Solutions which was part of BSSG is included in the Digital Printing and Enterprise Segment.  Goodwill was reassigned to affected reporting units using a relative fair value allocation.

Based upon the results of the Company’s September 30, 2012 analysis, no impairment of goodwill was indicated.

NOTE 8:  SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Debt and related maturities and interest rates were as follows at September 30, 2012 and December 31, 2011:

				As of
(in millions)				September 30, 2012	December 31, 2011

			Weighted-Average
			Effective
			Interest	Carrying	Carrying
Country	Type	Maturity	Rate	Value	Value

Current portion:
U.S.	Revolver	2013	4.75%	$-	$100
Germany	Term note	2012-2013	6.16%	38	40
Brazil	Term note	2012-2013	19.80%	2	2
				40	142
Non-current portion:
U.S.	DIP Credit Agreement	2013	8.66%	661	-
Germany	Term note	2013	6.16%	-	35
Brazil	Term note	2013	19.80%	-	3
U.S.	Secured term note	2018	10.11%	492	491
U.S	Secured term note	2019	10.87%	247	247
				1,400	776
Liabilities subject to compromise:
U.S.	Term note	2013	6.16%	20	19
U.S.	Term note	2013	7.25%	250	250
U.S.	Convertible	2017	12.75%	400	315
U.S.	Term note	2018	9.95%	3	3
U.S.	Term note	2021	9.20%	10	10
				683	597
				$2,123	$1,515

The carrying value of the 2017 Convertible Senior Notes was increased during the quarter ended June 30, 2012 to reflect the stated principal amount of the notes.  When the notes were initially issued, $107 million of the principal amount of the debt was allocated to reflect the equity component of the notes.  The remaining carrying value of the debt was originally being accreted to the $400 million stated principal amount using the effective interest method.  The increase, in the second quarter of 2012, in the carrying value of the debt resulted in a $90 million provision for expected allowed claims reflected in Reorganization items, net in the accompanying Consolidated Statement of Operations.

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

Annual maturities of debt outstanding at September 30, 2012, excluding debt classified as liabilities subject to compromise, were as follows:

	Carrying	Maturity
(in millions)	Value	Value

2013	$701	$709
2014	-	-
2015	-	-
2016	-	-
2017 and thereafter	739	750
Total	$1,440	$1,459

Debtor-in-Possession Credit Agreement

In connection with the Bankruptcy Filing, on January 20, 2012, the Company and Kodak Canada Inc. (the “Canadian Borrower” and, together with the Company, the “Borrowers”) entered into a Debtor-in-Possession Credit Agreement, as amended on January 25, 2012 (the “DIP Credit Agreement”), with certain subsidiaries of the Company and the Canadian Borrower signatory thereto (“Subsidiary Guarantors”), the lenders signatory thereto (the “Lenders”), Citigroup Global Markets Inc., as sole lead arranger and bookrunner, and Citicorp North America, Inc., as syndication agent, administration agent and co-collateral agent (the “Agent”).  Pursuant to the terms of the DIP Credit Agreement, the Lenders agreed to lend in an aggregate principal amount of up to $950 million, consisting of an up to $250 million super-priority senior secured asset-based revolving credit facility and an up to $700 million super-priority senior secured term loan facility (collectively, the “Loans”).  A portion of the revolving credit facility will be available to the Canadian Borrower and may be borrowed in Canadian Dollars.  The DIP Credit Agreement was approved on February 15, 2012 by the Bankruptcy Court.  The DIP Credit Agreement terminates and all outstanding obligations must be repaid on the earliest to occur of (i) July 20, 2013, (ii) the date of the substantial consummation of certain reorganization plans, or (iii) certain other events, including Events of Default and repayment in full of the obligations pursuant to a mandatory prepayment.

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

The DIP Credit Agreement limits, among other things, the Borrowers’ and the Subsidiary Guarantors’ ability to (i) incur indebtedness, (ii) incur or create liens, (iii) dispose of assets, (iv) prepay subordinated indebtedness and make other restricted payments, (v) enter into sale and leaseback transactions and (vi) modify the terms of any organizational documents and certain material contracts of the Borrowers and the Subsidiary Guarantors.  In addition to standard obligations, the DIP Credit Agreement provides for specific milestones that the Company must achieve by specific target dates.  In addition, the Company and its subsidiaries are required to maintain consolidated Adjusted EBITDA (as defined in the DIP Credit Agreement) of not less than a specified level for certain periods, with the specified levels ranging from $(130) million to $175 million depending on the applicable period.  The Company and its subsidiaries must also maintain minimum U.S. Liquidity (as defined in the DIP Credit Agreement) ranging from $100 million to $250 million depending on the applicable period.  The Company was required to maintain U.S. Liquidity of $125 million, $250 million, and $150 million for the periods from January 20, 2012 to February 15, 2012; February 16, 2012 to March 31, 2012; and April 1, 2012 to September 30, 2012, respectively.  From October 1, 2012 through the termination of the DIP Credit Agreement, the Company must maintain U.S. Liquidity of $100 million, subject to increase under certain circumstances as described in the DIP Credit Agreement.  The Company was in compliance with all covenants under the DIP credit agreement as of September 30, 2012.

The Company must prepay the DIP Credit Agreement with all net cash proceeds from sales of or casualty events relating to certain types of collateral consisting of accounts, inventory, equipment or machinery (as defined in the DIP Credit Agreement).  In addition, all net cash proceeds from any sale in respect of the Company’s digital imaging patent portfolio must be used to prepay the DIP Credit Agreement.  With respect to all other asset sales or casualty events, or intellectual property licensing or settlement agreements, 75% of the net cash proceeds must be used to prepay the DIP Credit Agreement and 25% may be retained by the Company (retained proceeds were $25 million as of September 30, 2012).  However, once the Company’s share of these retained proceeds totals $150 million, all remaining and future net proceeds must be used to prepay the DIP Credit Agreement.

The Borrowers drew $700 million in term loans under the DIP Credit Agreement during the first quarter of 2012 and have issued approximately $114 million of letters of credit under the revolving credit facilities as of September 30, 2012.  Under the DIP Credit Agreement borrowing base calculation the Borrowers had approximately $70 million available under the revolving credit facility as of September 30, 2012.   Availability under the DIP Credit Agreement is subject to borrowing base availability, reserves and other limitations.

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

Second Lien Note Holders Agreement

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

The Bankruptcy Filing constituted an event of default with respect to the Company’s Senior Secured Notes due 2019 and Senior Secured Notes due 2018.  The creditors are, however, stayed from taking any action as a result of the default under Section 362 of the Bankruptcy Code.  As a result of the adequate protection agreement reached with the Second Lien Note Holders and consideration of existing collateral, these debt obligations are considered fully secured and have not been reported as liabilities subject to compromise.

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

NOTE 9:  INCOME TAXES

The Company’s income tax  provision (benefit) and effective tax rate were as follows:

(in millions)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Loss from continuing operations before income taxes	$(284)	$(215)	$(987)	$(633)
Effective tax rate	(8.5)%	0.5%	8.5%	6.8%
Provision (benefit) for income taxes	$24	$(1)	$(84)	$(43)
Benefit for income taxes @ 35%	$(99)	$(75)	$(345)	$(222)
Difference between tax at effective vs. statutory rate	$123	$74	$261	$179

For the three months ended September 30, 2012, the difference between the Company’s recorded benefit and the benefit that would result from applying the U.S. statutory rate of 35.0% is primarily attributable to: (1) losses generated within the U.S. and certain jurisdictions outside the U.S. for which no benefit was recognized due to management’s conclusion that it was more likely than not that the tax benefits would not be realized, (2) a provision associated with legislative tax rate changes in a jurisdiction outside the U.S., and (3) tax accounting impacts related to items reported in Accumulated other comprehensive loss in the Consolidated Statement of Financial Position.

In March 2011, the Company filed a Request for Competent Authority Assistance with the United States Internal Revenue Service (IRS).  The request related to a potential double taxation issue with respect to certain patent licensing royalty payments received by the Company in 2009 and 2010.  In the nine months ended September 30, 2012, the Company received notification that the IRS had reached agreement with the Korean National Tax Service (NTS) with regards to the Company’s March 2011 request.  As a result of the agreement reached by the IRS and NTS, the Company was due a partial refund of Korean withholding taxes in the amount of $123 million.  The Company had previously agreed with the licensees that made the royalty payments that any refunds of the related Korean withholding taxes would be shared equally between the Company and the licensees.  The licensees’ share ($61 million) of the Korean withholding tax refund has therefore been reported as a licensing revenue reduction in Licensing & royalties in the Consolidated Statement of Operations.

For the nine months ended September 30, 2012, the difference between the Company’s recorded benefit and the benefit that would result from applying the U.S. statutory rate of 35.0% is primarily attributable to: (1) losses generated within the U.S. and certain jurisdictions outside the U.S. for which no benefit was recognized due to management’s conclusion that it was more likely than not that the tax benefits would not be realized, (2) a benefit as a result of the Company reaching a settlement of the competent authority claim noted above, (3) tax accounting impacts related to items reported in Accumulated other comprehensive loss in the Consolidated Statement of Financial Position, (4) provisions associated with the establishment of  deferred tax asset valuation allowances outside the U.S., (5) a provision associated with legislative tax rate changes in a jurisdiction outside the U.S., and (6) a provision associated with foreign withholding taxes on undistributed earnings.

During the nine months ended September 30, 2012, the Company determined that it is more likely than not that a portion of the deferred tax assets outside the U.S. would not be realized and accordingly, recorded a tax provision of $20 million associated with the establishment of a valuation allowances on those deferred tax assets.

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

During the three months ended September 30, 2011, the Company agreed to terms with a tax authority outside the U.S. and settled audits for calendar years 2001 through 2002.  For these years, the Company originally recorded liabilities for uncertain tax positions (UTP) totaling $56 million (plus interest of approximately $43 million).  The settlement resulted in a net reduction in Accrued income and other taxes and the recognition of a $94 million tax benefit.

For the nine months ended September 30, 2011, the difference between the Company’s recorded benefit and the benefit that would result from applying the U.S. statutory rate of 35.0% is primarily attributable to: (1) losses generated within the U.S. and certain jurisdictions outside the U.S. for which no benefit was recognized due to management’s conclusion that it was more likely than not that the tax benefits would not be realized, (2) a provision associated with the establishment of a deferred tax asset valuation allowance outside the U.S., (3)  a provision associated with legislative tax rate changes in a jurisdiction outside the U.S., (4)  a provision related to withholding taxes on undistributed earnings, (5) a benefit associated with the release of a deferred tax asset valuation allowance in a certain jurisdiction outside the U.S., (6) a benefit as a result of the Company reaching a settlement with a taxing authority in a location outside the U.S., (7) tax accounting impacts related to items reported in Accumulated other comprehensive loss, and (8) changes in audit reserves and settlements.

During the nine months ended September 30, 2011, the Company agreed to terms with the U.S. Internal Revenue Service and settled federal audits for calendar years 2001 through 2005.  For these years, the Company originally recorded federal and related state liabilities for UTP totaling $115 million (plus interest of approximately $25 million).  The settlement resulted in a reduction in Accrued income and other taxes (including the UTP previously noted) of $296 million, the recognition of a $50 million tax benefit, and a reduction in net deferred tax assets of $246 million.  The Company will receive a net federal refund of approximately $2 million and estimates that it will pay $23 million  to satisfy state obligations as amended state returns are filed.

During the nine months ended September 30, 2011, the Company determined that it was more likely than not that a portion of the deferred tax assets outside the U.S. would not be realized and accordingly, recorded a tax provision of $22 million associated with the establishment of a valuation allowance on those deferred tax assets.

NOTE 10:  COMMITMENTS AND CONTINGENCIES

Environmental

The Company’s undiscounted accrued liabilities for future environmental investigation, remediation, and monitoring costs are composed of the following items:

	As of
(in millions)	September 30,	December 31,
	2012	2011

Eastman Business Park site, Rochester, NY	$49	$49
Other current operating sites	8	9
Sites associated with former operations	17	19
Sites associated with the non-imaging health businesses sold in 1994	17	18
Total	$91	$95

These amounts are reported in Other long-term liabilities as of December 31, 2011 and Other long-term liabilities and Liabilities subject to compromise as of September 30, 2012 in the accompanying Consolidated Statement of Financial Position.

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

Among these matters is a case in which the Company and Sterling Drug were named by the U.S. Environmental Protection Agency (EPA) as a PRP with potential liability for the study and remediation of the Lower Passaic River Study Area (LPRSA) portion of the Diamond Alkali Superfund Site, based on the Company’s ownership of Sterling Drug from 1988 to 1994 and retention of certain Sterling Drug liabilities and a defense and indemnification agreement between the Company and Bayer, which purchased all stock in Sterling Drug (now STWB).   The Company and Sterling Drug were also named as third-party defendants (along with approximately 300 other entities) in an action initially brought by the New Jersey Department of Environmental Protection (NJDEP) in the Supreme Court of New Jersey, Essex County seeking recovery of all costs associated with the investigation, removal, cleanup and damage to natural resources resulting from the disposal of various forms of chemicals in the Passaic River. The damages are alleged to potentially range "from hundreds of millions to several billions of dollars”.  The litigation against Kodak was stayed by the bankruptcy proceeding.  Bayer and STWB have filed proofs of claim against the Debtors in this matter.  Based on currently available information, the Company has been unable to reasonably estimate a range of loss pertaining to this matter at this time.

Estimates of the amount and timing of future costs of environmental remediation requirements are by their nature imprecise because of the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of presently unknown remediation sites and the allocation of costs among the PRPs.  Based on information presently available, the Company does not believe it is reasonably possible that losses for known exposures or allowed claims could exceed current accruals by material amounts, although costs could be material to a particular quarter or year, with the possible exception of matters related to the Passaic River which is described above.

Other Commitments and Contingencies

As of September 30, 2012, the Company had outstanding letters of credit of $114 million issued under the DIP Credit Agreement, as well as bank guarantees and letters of credit of $12 million, surety bonds in the amount of $27 million, and cash and investments in trust of $33 million, primarily to ensure the payment of possible casualty and workers’ compensation claims, environmental liabilities, legal contingencies, rental payments, and to support various customs, tax and trade activities.  The restricted cash and investment in trust amounts are recorded within Other long-term assets in the Consolidated Statement of Financial Position.

In March 2012, the Company sold a property in Mexico for approximately $41 million and leased back the property for a one-year term.  The pre-tax gain on the property sale of approximately $35 million was deferred and no gain was recognizable upon the closing of the sale as the Company has continuing involvement in the property for the remainder of the lease term.  The deferred pre-tax gain is reported in Other current liabilities in the Consolidated Statement of Financial Position as of September 30, 2012.

The Company’s Brazilian operations are involved in governmental assessments of indirect and other taxes in various stages of litigation, primarily related to federal and state value-added taxes.  The Company is disputing these matters and intends to vigorously defend its position.  Based on the opinion of legal counsel and current reserves already recorded for those matters deemed probable of loss, management does not believe that the ultimate resolution of these matters will materially impact the Company’s results of operations or financial position.  The Company routinely assesses all these matters as to the probability of ultimately incurring a liability in its Brazilian operations and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable.  As of September 30, 2012, the unreserved portion of these contingencies, inclusive of any related interest and penalties, for which there was at least a reasonable possibility that a loss may be incurred, amounted to approximately $65 million.

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

NOTE 11:  GUARANTEES

The Company guarantees debt and other obligations of certain customers.  The debt and other obligations are primarily due to banks and leasing companies in connection with financing of customers’ purchases of equipment and product from the Company.  At September 30, 2012, the maximum potential amount of future payments (undiscounted) that the Company could be required to make under these customer-related guarantees was $22 million.  At September 30, 2012, the carrying amount of any liability related to these customer guarantees was not material.

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

The Company also guarantees potential indebtedness to banks and other third parties for some of its consolidated subsidiaries.  The maximum amount guaranteed is $101 million on a global basis, and the outstanding amount for those guarantees is $85 million with $38 million recorded within the Short-term borrowings and current portion of long-term debt, and Long-term debt, net of current portion in the accompanying Consolidated Statement of Financial Position.  These guarantees expire in 2012 through 2019.

Pursuant to the terms of the Company's DIP Credit Agreement, obligations of the Borrowers to the Lenders under the DIP Credit Agreement, as well as secured agreements in an amount not to exceed $75 million, are guaranteed by the Company and the Company’s U.S. subsidiaries and included in the above amounts.  Secured agreements under the DIP Credit Agreement for the Debtors totaled $20 million as of September 30, 2012.

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

The change in the Company's accrued warranty obligations balance, which is reflected in Other current liabilities in the accompanying Consolidated Statement of Financial Position, was as follows:

(in millions)

Accrued warranty obligations as of December 31, 2011	$46
Actual warranty experience during 2012	(58)
2012 warranty provisions	44
Accrued warranty obligations as of September 30, 2012	$32

The Company also offers its customers extended warranty arrangements that are generally one year, but may range from three months to three years after the original warranty period.  The Company provides repair services and routine maintenance under these arrangements.  The Company has not separated the extended warranty revenues and costs from the routine maintenance service revenues and costs, as it is not practicable to do so.  Therefore, these revenues and costs have been aggregated in the discussion that follows.  Costs incurred under these arrangements for the nine months ended September 30, 2012 amounted to $208 million.  The change in the Company's deferred revenue balance in relation to these extended warranty and maintenance arrangements from December 31, 2011 to September 30, 2012, which is reflected in Other current liabilities in the accompanying Consolidated Statement of Financial Position, was as follows:

(in millions)

Deferred revenue on extended warranties as of December 31, 2011	$120
New extended warranty and maintenance arrangements in 2012	296
Recognition of extended warranty and maintenance arrangement revenue in 2012	(297)
Deferred revenue on extended warranties as of September 30, 2012	$119

NOTE 12:  RESTRUCTURING LIABILITIES

Charges for restructuring activities are recorded in the period in which the Company commits to a formalized restructuring plan, or executes the specific actions contemplated by the plan, and all criteria for liability recognition under the applicable accounting guidance have been met.  Restructuring actions taken in the first nine months of 2012 were initiated to reduce the Company’s cost structure as part of its commitment to drive sustainable profitability.  Year to date actions included the winding down of sales of consumer inkjet printers, the digital capture and devices business exit, traditional product manufacturing capacity reductions in the U.S. and Mexico, workforce reductions triggered by the Kodak Gallery wind-down, consolidation of thermal media manufacturing in the U.S. and various targeted reductions in research and development, sales, service, and other administrative functions.

Restructuring Reserve Activity

The activity in the accrued balances and the non-cash charges and credits incurred in relation to restructuring activities for the three and nine months ended September 30, 2012 were as follows:

			Long-lived Asset
		Exit	Impairments and
	Severance	Costs	Inventory	Accelerated
(in millions)	Reserve	Reserve	Write-downs	Depreciation	Total

Balance as of December 31, 2011	$38	$22	$-	$-	60

Q1 2012 charges - continuing operations	78	2	-	1	81
Q1 2012 charges - discontinued operations	14	-	-	-	14
Q1 utilization/cash payments	(20)	(3)		(1)	(24)
Q1 2012 other adjustments & reclasses (1)	(55)	(8)	-	-	(63)
Balance as of March 31, 2012	$55	$13	$-	$-	$68

Q2 2012 charges - continuing operations	$8	$1	$1	$1	$11
Q2 2012 charges - discontinued operations	5	1	4	-	10
Q2 2012 utilization/cash payments	(24)	(3)	(5)	(1)	(33)
Q2 2012 other adjustments & reclasses (2)	(4)	7	-	-	3
Balance as of June 30, 2012	$40	$19	$-	$-	$59

Q3 2012 charges - continuing operations	$60	$37	$27	$2	$126
Q3 2012 charges - discontinued operations	1	1	-	-	2
Q3 2012 utilization/cash payments	(13)	(2)	(27)	(2)	(44)
Q3 2012 other adjustments & reclasses (3)	(41)	-	-	-	(41)
Balance as of September 30, 2012	$47	$55	$-	$-	$102

(1)
The $(63) million includes $(54) million for severance-related charges for special termination benefits, which are reflected in Pension and other postretirement liabilities in the Consolidated Statement of Financial Position.  The remaining $(9) million reflects amounts reclassified as Liabilities subject to compromise.

(2)
The $3 million includes $(2) million for severance-related charges for special termination benefits, which are reflected in Pension and other postretirement liabilities in the Consolidated Statement of Financial Position, and $7 million of reserves reclassified from Liabilities subject to compromise.  The remaining $(2) million reflects foreign currency translation adjustments.

(3)
The $(41) million includes $(42) million for severance-related charges for special termination benefits, which are reflected in Pension and other postretirement liabilities in the Consolidated Statement of Financial Position.  The remaining $1 million reflects foreign currency translation adjustments.

For the three months ended September 30, 2012, the $128 million of charges include $2 million for accelerated depreciation and $7 million for inventory write-downs, which were reported in Cost of sales in the accompanying Consolidated Statement of Operations, and $2 million which was reported as discontinued operations.  The remaining costs incurred of $117 million were reported as Restructuring costs and other in the accompanying Consolidated Statement of Operations for the three months ended September 30, 2012.  The severance and exit costs reserves require the outlay of cash, while long-lived asset impairments, accelerated depreciation and inventory write-downs represent non-cash items.

The third quarter 2012 severance costs related to the elimination of approximately 775 positions, including approximately 225 manufacturing/service positions, 450 administrative positions, and 100 research and development positions.  The geographic composition of these positions includes approximately 650 in the United States and Canada, and 125 throughout the rest of the world.

The charges of $128 million recorded in the third quarter of 2012 included $74 million applicable to the Digital Printing and Enterprise Segment, $7 million applicable to the Graphics, Entertainment and Commercial Films Segment, $6 million applicable to the Personalized and Document Imaging Segment, and $39 million that was applicable to manufacturing, research and development, and administrative functions, which are shared across all segments.  The remaining $2 million was applicable to discontinued operations.

For the nine months ended September 30, 2012, the $244 million of charges include $4 million of charges for accelerated depreciation and $8 million of charges for inventory write-downs, which were reported in Cost of sales in the accompanying Consolidated Statement of Operations, and $26 million which was reported as discontinued operations.  The remaining costs incurred of $206 million were reported as Restructuring costs and other in the accompanying Consolidated Statement of Operations for the nine months ended September 30, 2012.  The severance and exit costs reserves require the outlay of cash, while long-lived asset impairments, accelerated depreciation and inventory write-downs represent non-cash items.

The severance costs for the nine months ended September 30, 2012 related to the elimination of approximately 2,825 positions, including approximately 1,600 manufacturing/service positions, 875 administrative positions, and 350 research and development positions.  The geographic composition of these positions includes approximately 1,850 in the United States and Canada, and 975 throughout the rest of the world.

The charges of $244 million recorded in the first three quarters of 2012 included $89 million applicable to the Digital Printing and Enterprise Segment, $16 million applicable to the Graphics, Entertainment and Commercial Films Segment, $22 million applicable to the Personalized and Document Imaging Segment, and $91 million that was applicable to manufacturing, research and development, and administrative functions, which are shared across both segments.  The remaining $26 million was applicable to discontinued operations.

As a result of these initiatives, the majority of the severance will be paid during periods through the first half of 2013 since, in some instances; the employees whose positions were eliminated can elect or are required to receive their payments over an extended period of time.  In addition, certain exit costs, such as long-term lease payments, will be paid over periods throughout 2012 and beyond.

NOTE 13:  RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of the net periodic benefit cost for all major funded and unfunded U.S. and Non-U.S. defined benefit plans for the three and nine months ended September 30, 2012 and 2011 are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2012		2011		2012		2011
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Major defined benefit plans:
Service cost	$12	$2	$13	$4	$36	$8	$38	$12
Interest cost	51	38	63	46	155	116	190	137
Expected return on plan assets	(97)	(39)	(109)	(54)	(292)	(123)	(327)	(159)
Amortization of:						-
Recognized prior service cost	1	1	-	1	1	2	1	3
Recognized net actuarial loss	43	17	18	13	130	50	52	39
Pension expense (income) before special termination benefits, curtailments, and settlements	10	19	(15)	10	30	53	(46)	32
Special termination benefits	42	-	2	-	98	-	19	1
Curtailment loss (gain)	-	(1)	-	-	-	(1)	-	-
Settlement loss	-	1	-	10	-	2	-	10
Net pension expense (income)	52	19	(13)	20	128	54	(27)	43
Other plans including unfunded plans	-	3	-	3	-	9	-	9
Total net pension expense (income) from continuing operations	$52	$22	$(13)	$23	$128	$63	$(27)	$52

For the three months ended September 30, 2012 and 2011, $42 million and $2 million, respectively, of special termination benefits charges were incurred as a result of the Company's restructuring actions.  For the nine months ended September 30, 2012 and 2011, $98 million and $20 million, respectively, of special termination benefits charges were incurred as a result of the Company's restructuring actions.  These charges have been included in Restructuring costs and other in the Consolidated Statement of Operations.

The Company made contributions (funded plans) or paid benefits (unfunded plans) totaling approximately $24 million relating to its major U.S. and non-U.S. defined benefit pension plans for the nine months ended September 30, 2012.  If Kodak Limited’s 2012 contribution to the Kodak Pension Plan is not considered as a part of the overall resolution of the claims of the Trustee of the Kodak Pension Plan and Kodak Limited, and is instead paid during 2012, the Company forecasts its contribution (funded plans) and benefit payment (unfunded plans) requirements for its major U.S. and non-U.S. defined benefit pension plans for the balance of 2012 to be approximately $82 million.  See Eastman Kodak Company Guarantee in Note 2, “Chapter 11 Filing,” for further discussion of the 2012 contribution to the Kodak Pension Plan.

Postretirement benefit costs for the Company's U.S. and Canada postretirement benefit plans, which represent the Company's major postretirement plans, include:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2012	2011	2012	2011

Service cost	$1	$-	$1	$1
Interest cost	13	16	39	49
Amortization of:
Prior service credit	(20)	(20)	(58)	(59)
Recognized net actuarial loss	8	8	23	24
Total net postretirement benefit expense	$2	$4	$5	$15

The Company paid benefits totaling approximately $88 million relating to its U.S. and Canada postretirement benefit plans for the nine months ended September 30, 2012.  The Company expects to pay benefits of approximately $27 million for these postretirement plans for the remainder of 2012.

NOTE 14:  OTHER OPERATING (INCOME) EXPENSES, NET

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2012	2011	2012	2011

(Income) expenses:
Gain on sale of certain image sensor patents	-	-	-	(62)
Goodwill impairment	-	8	-	8
Other	(4)	4	(4)	(5)
Total	$(4)	$12	$(4)	$(59)

NOTE 15:  EARNINGS PER SHARE

Basic earnings per share computations are based on the weighted-average number of shares of common stock outstanding during the year.  As a result of the net loss from continuing operations presented for the three and nine months ended September 30, 2012, respectively, the Company calculated diluted earnings per share using weighted-average basic shares outstanding for those periods, as utilizing diluted shares would be anti-dilutive to loss per share.  Weighted-average basic shares outstanding for the three and nine months ended September 30, 2012 were 271.9 million and 271.6 million, respectively.

If the Company had reported earnings from continuing operations for the quarter ended September 30, 2012, no additional shares of the Company’s common stock from unvested share-based awards would have been included in the computation of diluted earnings per share since they were all anti-dilutive.  Potential shares of the Company’s common stock related to the assumed conversion of (1) approximately 11.0 million outstanding employee stock options, (2) approximately 40.0 million outstanding detachable warrants to purchase common shares, and (3) approximately $400 million of convertible senior notes due 2017 would still have been excluded from the computation of diluted earnings per share, as these securities were anti-dilutive.

Basic earnings per share computations are based on the weighted-average number of shares of common stock outstanding during the year.  As a result of the net loss from continuing operations presented for the three and nine months ended September 30, 2011, respectively, the Company calculated diluted earnings per share using weighted-average basic shares outstanding for those periods, as utilizing diluted shares would be anti-dilutive to loss per share.  Weighted-average basic shares outstanding for the three and nine months ended September 30, 2011 were 268.9 million.

If the Company had reported earnings from continuing operations for the quarter ended September 30, 2011, approximately 3.6 million potential shares of the Company’s common stock from unvested share-based awards would have been included in the computation of diluted earnings per share.  However, potential shares of the Company’s common stock related to the assumed conversion of (1) approximately 17.3 million outstanding employee stock options, (2) approximately 40.0 million outstanding detachable warrants to purchase common shares, and (3) approximately $313 million of convertible senior notes due 2017 would still have been excluded from the computation of diluted earnings per share, as these securities were anti-dilutive.

NOTE 16:  SHAREHOLDERS' EQUITY

The Company has 950 million shares of authorized common stock with a par value of $2.50 per share, of which 391 million shares had been issued as of September 30, 2012 and December 31, 2011.  Treasury stock at cost consisted of approximately 119 million and 120 million shares as of September 30, 2012 and December 31, 2011, respectively.

NOTE 17:  SEGMENT INFORMATION

Current Segment Reporting Structure

Effective September 30, 2012, the Company has three reportable segments:  the Graphics, Entertainment and Commercial Films Segment, the Digital Printing and Enterprise Segment, and the Personalized and Document Imaging Segment.  Prior period segment results have been revised to conform to the current period segment reporting structure.  A description of the new reportable segments follows.

Graphics, Entertainment and Commercial Films Segment:  The Graphics, Entertainment and Commercial Films Segment encompasses Entertainment Imaging & Commercial Films, and Graphics.

Digital Printing and Enterprise Segment:  The Digital Printing and Enterprise Segment encompasses Digital Printing, Packaging and Functional Printing, Enterprise Services & Solutions, and Consumer Inkjet Systems.  On September 28, 2012, the Company announced a plan, starting in 2013, to focus its Consumer Inkjet business solely on the sale of ink to its installed printer base.

Personalized and Document Imaging Segment:  The Personalized and Document Imaging Segment encompasses the Company’s Intellectual Property licensing activities related to digital imaging products, as well as Personalized Imaging and Document Imaging.

Segment financial information is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011

Net sales from continuing operations:

Graphics, Entertainment & Commercial Films	$406	$548	$1,294	$1,660
Digital Printing and Enterprise	230	267	671	764
Personalized and Document Imaging	382	446	1,029	1,253
Consolidated total	$1,018	$1,261	$2,994	$3,677

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011

(Loss) earnings from continuing operations before interest expense, other income (charges), net, reorganization items, net, and income taxes:

Graphics, Entertainment and Commercial Films	$(4)	$(2)	$(22)	$(23)
Digital Printing and Enterprise	(43)	(137)	(171)	(419)
Personalized and Document Imaging	10	15	(57)	(24)
Total of reportable segments	(37)	(124)	(250)	(466)
Restructuring costs and other	(126)	(18)	(218)	(86)
Corporate components of pension and OPEB expense	(34)	(13)	(100)	(25)
Other operating income (expenses), net	4	(12)	5	59
Legal contingencies, settlements and other	-	-	(1)	-
Loss on early extinguishment of debt, net	-	-	(7)	-
Interest expense	(41)	(41)	(117)	(116)
Other income (charges), net	6	(7)	5	1
Reorganization items, net	(56)	-	(304)	-
Consolidated loss from continuing operations before income taxes	$(284)	$(215)	$(987)	$(633)

(in millions)	As of September 30, 2012	As of December 31, 2011

Segment total assets:

Graphics, Entertainment and Commercial Films	$1,236	$1,451
Digital Printing and Enterprise	547	552
Personalized and Document Imaging	1,024	1,298
Total of reportable segments	2,807	3,301
Cash and marketable securities	1,135	867
Deferred income tax assets	461	510
Consolidated total assets	$4,403	$4,678

NOTE 18:  FINANCIAL INSTRUMENTS

The following table presents the carrying amounts, estimated fair values, and location in the Consolidated Statement of Financial Position for the Company’s financial instruments:

			Value Of Items Recorded At Fair Value
(in millions)			As of September 30, 2012
			Total	Level 1	Level 2	Level 3
ASSETS
Marketable securities
Short-term available-for-sale	Other current assets		$2	$2	$-	$-
Long-term available-for-sale	Other long-term assets		8	8	-	-

Derivatives
Short-term foreign exchange contracts	Receivables, net		1	-	1	-

			Value Of Items Not Recorded At Fair Value
			As of September 30, 2012
			Total	Level 1	Level 2	Level 3
ASSETS
Marketable securities

Long-term held-to-maturity	Other long-term assets	Carrying value	$23	$23	$-	$-
		Fair value	23	23	-	-
LIABILITIES
Debt
Short-term debt	Short-term borrowings and current portion of long-term debt	Carrying value	40	-	40	-
		Fair value	23	-	23	-

Long-term debt	Long-term debt, net of current portion	Carrying value	1,400	-	1,400	-
		Fair value	1,136	-	1,136	-

Debt subject to compromise	Liabilities subject to compromise	Carrying value	683	-	683	-
		Fair value	80	-	80	-

The Company does not utilize financial instruments for trading or other speculative purposes.

Fair Value

The fair values of marketable securities are determined using quoted prices in active markets for identical assets (Level 1 fair value measurements).  Fair values of the Company’s forward contracts are determined using other observable inputs (Level 2 fair value measurements), and are based on the present value of expected future cash flows (an income approach valuation technique) considering the risks involved and using discount rates appropriate for the duration of the contracts.  Transfers between levels of the fair value hierarchy are recognized based on the actual date of the event or change in circumstances that caused the transfer.  There were no transfers between levels of the fair value hierarchy during the three and nine months ended September 30, 2012.

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

Foreign Exchange

Foreign exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in Other income (charges), net in the accompanying Consolidated Statement of Operations.  The net effects of foreign currency transactions, including changes in the fair value of foreign exchange contracts, are shown below:

(in millions)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net (Loss) gain	$(2)	$(7)	$(15)	$-

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

The Company’s financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments.  The Company manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties.  The Company has procedures to monitor the credit exposure amounts.  The maximum credit exposure at September 30, 2012 was not significant to the Company.

In the event of a default under the Company’s DIP Credit Agreement, or one of the Company’s Indentures, or a default under any derivative contract or similar obligation of the Company, subject to certain minimum thresholds, the derivative counterparties would have the right, although not the obligation, to require immediate settlement of some or all open derivative contracts at their then-current fair value, but with liability positions netted against asset positions with the same counterparty.  At September 30, 2012, the Company had open derivative contracts in liability positions with a total fair value of less than $1 million.

The location and amounts of pre-tax gains and losses related to derivatives reported in the Consolidated Statement of Operations are shown in the following tables:

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI Into Cost of Sales (Effective Portion)		Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(in millions)	For the three months ended September 30,		For the three months ended September 30,		For the three months ended September 30,
	2012	2011	2012	2011	2012	2011

Commodity contracts	$-	$(4)	$(1)	$5	$-	$-

	For the nine months ended September 30,		For the nine months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011	2012	2011

Commodity contracts	$1	$5	$(6)	$12	$-	$-

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative
(in millions)		For the three months ended September 30,		For the nine months ended September 30,
		2012	2011	2012	2011

Foreign exchange contracts	Other income (charges), net	$6	$(6)	$2	$4

Foreign Currency Forward Contracts

The Company’s foreign currency forward contracts used to mitigate currency risk related to existing foreign currency denominated assets and liabilities are not designated as hedges, and are marked to market through net (loss) earnings at the same time that the exposed assets and liabilities are remeasured through net (loss) earnings (both in Other income (charges), net in the Consolidated Statement of Operations).  The notional amount of such contracts open at September 30, 2012 was approximately $642 million.  The majority of the contracts of this type held by the Company are denominated in euros and Swiss francs.

Silver Forward Contracts

The Company may enter into silver forward contracts that are designated as cash flow hedges of commodity price risk related to forecasted purchases of silver.  The Company had no open hedges as of September 30, 2012.

In January 2012, the Company terminated all its existing hedges at a loss of $5 million.  These hedges were designated as secured agreements under the Second Amended and Restated Credit Agreement and needed to be settled prior to the termination of that facility in conjunction with the Company’s DIP Credit Agreement.  Hedge gains and losses related to these silver forward contracts are reclassified into Cost of sales in the Consolidated Statement of Operations as the related silver containing products are sold to third parties.  These gains or losses transferred to Cost of sales are generally offset by increased or decreased costs of silver purchased in the open market.  At September 30, 2012, there were no existing gains or losses to be reclassified to Cost of sales within the next twelve months.

NOTE 19:  DISCONTINUED OPERATIONS

Discontinued operations of the Company include the digital capture and devices business, Kodak Gallery, and other miscellaneous businesses.

The significant components of revenues, earnings (loss) from discontinued operations, net of income taxes, and gain on sale are as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011

Revenues from Digital Capture and Devices operations	$2	$149	$35	$429
Revenues from Kodak Gallery operations	2	17	29	51
Revenues from other discontinued operations	-	35	5	112
Total revenues from discontinued operations	$4	$201	$69	$592

Pre-tax loss from Digital Capture and Devices operations	$(6)	$(4)	$(77)	$(51)
Pre-tax income (loss) from Kodak Gallery operations	3	(8)	6	(31)
Pre-tax income (loss) from other discontinued operations	-	5	(5)	23
Provision (benefit) for income taxes related to discontinued operations	1	1	(2)	(2)
Loss from discontinued operations, net of income taxes	$(4)	$(8)	$(74)	$(57)

NOTE 20:  CONDENSED COMBINED DEBTOR-IN-POSSESSION FINANCIAL INFORMATION

The financial statements below represent the condensed combined financial statements of the Debtors.  Effective January 1, 2012, the Company’s Non-Filing Entities are accounted for as non-consolidated subsidiaries in these financial statements and, as such, their net loss is included as “Equity in loss of non-filing entities, net of tax” in the Debtors’ Statement of Operations and their net assets are included as “Investment in non-filing entities” in the Debtors’ Statement of Financial Position.

Intercompany transactions among the Debtors have been eliminated in the financial statements contained herein.  Intercompany transactions among the Debtors and the Non-Filing Entities have not been eliminated in the Debtors’ financial statements.

DEBTORS’ STATEMENT OF OPERATIONS
	Three Months Ended	Nine Months Ended
(in millions)	September 30, 2012	September 30, 2012

Net sales
Products	$400	$1,168
Services	88	270
Licensing & royalties	3	(53)
Total net sales	$491	$1,385
Cost of sales
Products	$402	$1,216
Services	73	233
Total cost of sales	$475	$1,449
Gross profit	$16	$(64)
Selling, general and administrative expenses	100	306
Research and development costs	36	127
Restructuring costs and other	89	154
Other operating (income) expenses, net	(3)	(4)
Loss from continuing operations before interest expense, other income (charges), net, reorganization items, net and income taxes	(206)	(647)
Interest expense (contractual interest for the three and nine months ended September 30, 2012 of $48 and $144, respectively)	37	110
Loss on early extinguishment of debt, net	-	7
Other income (charges), net	-	-
Reorganization items, net	56	304
Loss from continuing operations before income taxes	(299)	(1,068)
Benefit for income taxes	(7)	(153)
Loss from continuing operations	(292)	(915)
Loss from discontinued operations, net of income taxes	(2)	(45)
NET LOSS ATTRIBUTABLE TO DEBTOR ENTITIES	(294)	(960)
Equity in loss of non-filing entities, net of tax	(18)	(17)
NET LOSS ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$(312)	$(977)

DEBTORS’ STATEMENT OF COMPREHENSIVE (LOSS) INCOME

(in millions)	Three Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2012

NET LOSS ATTRIBUTABLE TO DEBTOR ENTITIES	$(294)	$(960)
Other comprehensive income (loss), net of tax:
Realized and unrealized gains from hedging activity, net of tax of $0 and $2 for the three and nine months ended September 30, 2012, respectively	-	4
Unrealized gain from investment, net of tax of $0 for the three and nine months ended September 30, 2012	1	1
Currency translation adjustments	(1)	2
Pension and other postretirement benefit plan obligation activity, net of tax of $0 for the three and nine months ended September 30, 2012	20	60
Total comprehensive loss, net of tax	$(274)	$(893)

DEBTORS’ STATEMENT OF RETAINED EARNINGS

(in millions)	Three Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2012

Retained earnings at beginning of period	$4,180	$4,905
Net loss attributable to Eastman Kodak Company	(312)	(977)
Loss from issuance of treasury stock	(19)	(79)
Retained earnings at end of period	$3,849	$3,849

DEBTORS’ STATEMENT OF FINANCIAL POSITION

(in millions)	As of
ASSETS	September 30, 2012
Current Assets
Cash and cash equivalents	$314
Receivables, net	227
Receivables and advances from non-filing entities, net	234
Inventories, net	319
Deferred income taxes	11
Other current assets	30
Total current assets	1,135
Property, plant and equipment, net of accumulated depreciation of $3,325	461
Goodwill	144
Investment in non-filing entities	1,991
Other long-term assets	49
TOTAL ASSETS	$3,780
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities
Accounts payable, trade	$170
Accrued income and other taxes	10
Other current liabilities	426
Total current liabilities	606
Long-term debt, net of current portion	1,399
Other long-term liabilities	251
Liabilities subject to compromise	3,140

Total Liabilities	5,396

Equity (Deficit)
Common stock, $2.50 par value	978
Additional paid in capital	1,106
Retained earnings	3,849
Accumulated other comprehensive loss	(1,789)
4,144
Less: Treasury stock, at cost	(5,760)
Total Eastman Kodak Company shareholders’ (deficit) equity	(1,616)
Noncontrolling interests	-
Total (deficit) equity	(1,616)

TOTAL LIABILITIES AND DEFICIT	$3,780

DEBTORS’ STATEMENT OF CASH FLOWS

Nine Months Ended
(in millions)	September 30, 2012

Cash flows from operating activities:
Net loss attributable to debtor entities	$(960)
Adjustments to reconcile to net cash used in operating activities:
Loss from discontinued operations, net of income taxes	45
Depreciation and amortization	118
Gain on sales of businesses/assets	(1)
Loss on early extinguishment of debt	7
Non-cash restructuring costs, asset impairments and other charges	16
Non-cash and financing related reorganization items, net	213
Provision for deferred income taxes	5
Increase in receivables	(17)
Increase in inventories	(37)
Increase in liabilities excluding borrowings	119
Other items, net	58
Total adjustments	526
Net cash used in continuing operations	(434)
Net cash provided by discontinued operations	30
Net cash used in operating activities	(404)
Cash flows from investing activities:
Additions to properties	(21)
Proceeds from sales of businesses/assets	9
Marketable securities - sales	78
Marketable securities - purchases	(72)
Net cash used in continuing operations	(6)
Net cash provided by discontinued operations	27
Net cash provided by investing activities	21
Cash flows from financing activities:
Net decrease in borrowings with maturities of 90 days or less
Proceeds from DIP credit agreement	686
Repayment of borrowings	(133)
Reorganization items	(40)
Net cash provided by financing activities	513
Net increase in cash and cash equivalents	130
Cash and cash equivalents, beginning of period	184
Cash and cash equivalents, end of period	$314

The following table reflects pre-petition liabilities that are subject to compromise for the Debtors:

As of
(in millions)	September 30,
2012
Accounts payable	$286
Debt	683
Pension and postretirement obligations	1,722
Payable and advances to non-filing entities	193
Other liabilities subject to compromise	256
Liabilities subject to compromise	$3,140

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

The Bankruptcy Filing is intended to permit the Company to reorganize and increase liquidity in the U.S. and abroad, monetize non-strategic intellectual property and businesses, fairly resolve legacy liabilities, and focus on the most valuable business lines to enable sustainable profitability.  The Company’s goal is to develop and implement a reorganization plan that meets the standards for confirmation under the Bankruptcy Code.

The Company is focusing its reorganization plan on its commercial imaging businesses; commercial, packaging, and functional printing solutions and enterprise services.

The Company exited its digital capture and devices business, including digital cameras, pocket video cameras, and digital picture frames and sold certain assets of its Kodak Gallery business.  Both businesses ceased operations in the third quarter of 2012.  Additionally, the Company has announced its decision to initiate sale processes for its Personalized Imaging and Document Imaging businesses.  The Company has also announced a plan, starting in 2013, to focus its Consumer Inkjet business solely on the sale of ink to its installed printer base.

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

As a result of the change in segments that became effective as of September 30, 2012, the Company’s reporting units changed.  The Personalized and Document Imaging segment has three reporting units: Personalized Imaging, Document Imaging and Intellectual Property. The Graphics, Entertainment and Commercial Films segment has two reporting units: Graphics and Entertainment Imaging and Commercial Films.  The Digital Printing and Enterprise Segment has four reporting units: Digital Printing, Packaging and Functional Printing, Enterprise Services and Solutions, and Consumer Inkjet Systems.

Prior to the September 30, 2012 change in reporting units, the only reporting units with goodwill remaining were the Consumer Digital Imaging Group (“CDG”) and the Business Services and Solutions Group (“BSSG”). Consumer Inkjet Systems which was part of the CDG reporting unit was transferred to the Digital Printing and Enterprise segment.  Personalized Imaging and Intellectual Property, which were part of the CDG reporting unit, are now included in the Personalized and Document Imaging Segment.  Document Imaging, which was part of the BSSG reporting unit, was transferred to the Personalized and Document Imaging segment.  Workflow software which was part of BSSG was transferred to the Graphics, Entertainment and Commercial Films segment.  Enterprise Services and Solutions which was part of BSSG is included in the Digital Printing and Enterprise Segment.  Goodwill was reassigned to affected reporting units using a relative fair value allocation.

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

The Company estimates the fair value of its reporting units using an income approach and a market approach. To estimate fair value utilizing the market approach, the Company applies valuation multiples, derived from the operating data of publicly-traded benchmark companies, to the same operating data of the reporting units.   The valuation multiples are based on a combination of the last twelve months (“LTM”) financial measures of revenue, earnings before interest, taxes, depreciation and amortization (“EBITDA”) and earnings before interest and taxes (“EBIT”).

Prior to 2011, the use of each of the income and market approaches provided corroboration for each other and the Company believed each methodology provided equally valuable information. For the 2011 annual goodwill test, the market approach was not utilized because reporting unit LTM EBIT and EBITDA results were negative, which would have only allowed the application of a revenue multiple in determining fair value under the market approach, and/or reporting units ranked below all the selected market participants for these financial measures.  When using the market approach, multiples should be derived from companies that exhibit a high degree of comparability to the business being valued.

For the 2012 annual goodwill test, due to LTM EBIT and EBITDA results being negative for all reporting units except for Document Imaging, Entertainment and Commercial Films and the Graphics reporting units, the Company did not utilize the market approach.  The Company ultimately gave 100% weighting to the income approach for the Entertainment and Commercial Films and Graphics reporting units due to the declining projections for these reporting units. The Company determined fair value of the Document Imagining reporting unit using 50% weighting of the income and market approach.

To estimate fair value utilizing the income approach, the Company establishes an estimate of future cash flows for each reporting unit and discounts those estimated future cash flows to present value.  The discount rates are estimated based on an after-tax weighted average cost of capital (“WACC”) for each reporting unit reflecting the rate of return that would be expected by a market participant.  The WACC also takes into consideration a company specific risk premium for each reporting unit reflecting the risk associated with the overall uncertainty of the financial projections.  Key assumptions used in the income approach for the September 30, 2012 goodwill impairment tests, except for the Intellectual Property reporting unit, were: (a) expected cash flows for the period from October 1, 2012 to December 31, 2019; and (b) discount rates of 22% to 28%, which were based on the Company’s best estimates of the after-tax weighted-average cost of capital of each reporting unit.

A terminal value is included for all reporting units, except for the Intellectual Property and Consumer Inkjet Systems reporting units, at the end of the cash flow projection period to reflect the remaining value that the reporting unit is expected to generate.  The terminal value is calculated using the constant growth method (“CGM”) based on the cash flows of the final year of the discrete period.  If significant growth is projected in the final year of the cash flow projection period, then the CGM is not applied to that year.  Rather, the projection period is extended until the growth in the final year approaches a sustainable level.  The expected cash flow forecasts for Digital Printing, Packaging and Functional Printing, and Enterprise Services and Solutions were extended by two years due to the rate of growth in the projections toward the end of the projection period.  For all other reporting units, the number of periods utilized in the cash flow model for the 2012 goodwill impairment test was the same as the number used in the 2011 goodwill valuation (5+ years).

The Intellectual Property reporting unit includes licensing activities related to the Company’s intellectual property (“IP”) in digital imaging products and branded licensed products. In August 2012, the Bankruptcy Court approved the Company’s motion of bidding procedures to auction its digital imaging patent portfolios.  In September 2012, the Company filed a motion with the Bankruptcy Court to adjourn the sale of its digital imaging patent portfolios until further notice. The Company continues to explore strategic alternatives while the auction process continues, including licensing transactions, or retaining the patent portfolio and creating a newly formed licensing company as a source of recovery for creditors in the plan of reorganization. In order to estimate the fair value of the Intellectual Property reporting unit, the Company developed estimates of future cash flows both assuming a sale of the digital imaging patent portfolios (the “IP-Sale Scenario”) and assuming no sale of the digital imaging patent portfolios but the continuation of the patent licensing program over the remaining life of the patent portfolio as a newly formed licensing company (the “No-IP Sale Scenario”).  For purposes of the goodwill valuation, the IP-Sale Scenario and the No-IP Sale Scenario were weighted equally in estimating the fair value of the Intellectual Property reporting unit.  A discount rate of 45% was utilized to discount the estimated future cash flows to present value.

On September 28, 2012, the Company announced a plan, starting in 2013, to focus its Consumer Inkjet business solely on the sale of ink to its installed printer.  For purposes of the goodwill valuation, the Company did not include a terminal value at the end of the cash flow projection period.

Based upon the results of the Company’s September 30, 2012 analysis, no impairment of goodwill was indicated.

Cash flows related to the Intellectual Property reporting unit could significantly change and materially impact the fair value of this reporting unit.  In addition, the Company announced in August 2012, its decision to initiate sale processes for its Personalized Imaging and Document Imaging businesses.  The cash flows related to these reporting units could significantly change and materially impact the fair value of these reporting units depending on the sale process or other factors.  Total goodwill assigned to the Personalized and Document Imaging segment approximated $261 million as of September 30, 2012.

A 20 percent change in estimated future cash flows or a 10 percentage point change in discount rate in the remaining reporting units would not have caused material goodwill impairment charges to be recognized by the Company as of September 30, 2012.  Additional impairment of goodwill could occur in the future if market or interest rate environments deteriorate, expected future cash flows decrease or if reporting unit carrying values change materially compared with changes in respective fair values.

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

Income Taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of operating losses, credit carryforwards and temporary differences between the carrying amounts and tax basis of the Company’s assets and liabilities.  The Company records a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized.  The Company has considered forecasted earnings, future taxable income, the geographical mix of earnings in the jurisdictions in which the Company operates and prudent and feasible tax planning strategies in determining the need for these valuation allowances.  As of September 30, 2012, the Company has net deferred tax assets before valuation allowances of approximately $3.4 billion and a valuation allowance related to those net deferred tax assets of approximately $3.0 billion, resulting in net deferred tax assets of approximately $0.4 billion.   If the Company were to determine that it would not be able to realize a portion of its net deferred tax assets in the future, for which there is currently no valuation allowance, an adjustment to the net deferred tax assets would be charged to earnings in the period such determination was made.  Conversely, if the Company were to make a determination that it is more likely than not that deferred tax assets, for which there is currently a valuation allowance, would be realized, the related valuation allowance would be reduced and a benefit to earnings would be recorded.  The Company considers both positive and negative evidence, in determining whether a valuation allowance is needed by territory, including, but not limited to, whether particular entities are in three year cumulative income positions.  During 2011 and the nine months ended September 30, 2012, the Company determined that it was more likely than not that a portion of the deferred tax assets outside the U.S. would not be realized due to reduced manufacturing volumes negatively impacting profitability in a location outside the U.S. and accordingly, recorded provisions of $53 and $20 million, respectively, associated with the establishment of a valuation allowances on those deferred tax assets.

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

CURRENT KODAK OPERATING MODEL AND REPORTING STRUCTURE

As of September 30, 2012, the Company has three reportable segments; the Graphics, Entertainment and Commercial Films Segment, the Digital Printing and Enterprise Segment, and the Personalized and Document Imaging Segment.  Within each of the Company’s reportable segments are various components, or Strategic Product Groups (SPGs).  Throughout the remainder of this document, references to the segments’ SPGs are indicated in italics.  A description of the segments is as follows:

Graphics, Entertainment and Commercial Films Segment: The Graphics, Entertainment and Commercial Films Segment provides commercial digital and traditional product and service offerings.  The Graphics, Entertainment and Commercial Films Segment encompasses the following SPGs.  Products and services included within each SPG are identified below.

Entertainment Imaging & Commercial Films includes entertainment imaging products and services; aerial and industrial film products; and film for the production of printed circuit boards.

Graphics includes prepress solutions, which includes equipment, plates, chemistry, media and related services, and workflow software and digital controllers.

Digital Printing and Enterprise Segment:  The Digital Printing and Enterprise Segment serves a variety of customers in the creative, in-plant, data center, consumer printing, commercial printing, packaging, newspaper and digital service bureau market segments with a range of software, media and hardware products that provide customers with a variety of solutions.  The Digital Printing and Enterprise Segment encompasses the following SPGs.  Products and services included within each SPG are identified below.

Digital Printing includes high-speed, high-volume commercial inkjet, and color and black-and-white electrophotographic printing equipment, and related consumables and services.

Packaging and Functional Printing includes packaging printing equipment and related consumables and services, as well as functionally printed materials and components.

Enterprise Services and Solutions includes business solutions and consulting services.

Consumer Inkjet Systems includes consumer inkjet printers and related ink and media consumables.  On September 28, 2012, the Company announced a plan, starting in 2013, to focus its Consumer Inkjet business solely on the sale of ink to its installed printer base.

Personalized and Document Imaging Segment:  The Personalized and Document Imaging Segment provides consumer digital and traditional imaging products and service offerings.  The Personalized and Document Imaging Segment encompasses the following SPGs.  Products and services included within each SPG are identified below.

Intellectual Property includes the licensing activities related to digital imaging products and branded licensed products.

Personalized Imaging includes retail systems solutions, paper and output systems, event imaging solutions and consumer film.

Document Imaging includes document scanning products and services and related maintenance offerings.

Net Sales from Continuing Operations by Reportable Segment
	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)			%	Foreign Currency				Foreign Currency
	2012	2011	Change	Impact*	2012	2011	Change	Impact*
Graphics, Entertainment and Commercial Films
Inside the U.S.	$104	$119	-13%	0%	$340	$374	-9%	0%
Outside the U.S.	302	429	-30	-4	954	1,286	-26	-3
Total Graphics, Entertainment and Commercial Films	406	548	-26	-3	1,294	1,660	-22	-2

Digital Printing and Enterprise
Inside the U.S.	103	123	-16	0	314	364	-14	0
Outside the U.S.	127	144	-12	-5	357	400	-11	-4
Total Digital Printing and Enterprise	230	267	-14	-3	671	764	-12	-2

Personalized and Document Imaging
Inside the U.S.	130	144	-10	0	301	402	-25	0
Outside the U.S.	252	302	-17	-6	728	851	-14	-5
Total Personalized and Document Imaging	382	446	-14	-4	1,029	1,253	-18	-3

Consolidated
Inside the U.S.	337	386	-13	0	955	1,140	-16	0
Outside the U.S.	681	875	-22	-5	2,039	2,537	-20	-4
Consolidated Total	$1,018	$1,261	-19%	-3%	$2,994	$3,677	-19%	-3%

* Represents the percentage change in segment net sales for the period that is attributable to foreign currency fluctuations.

(Loss) Earnings from Continuing Operations Before Interest Expense, Other Income (Charges), Net, Reorganization Items, Net, and Income Taxes by Reportable Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2012	2011	Change	2012	2011	Change

Graphics, Entertainment and Commercial Films	$(4)	$(2)	-100%	$(22)	$(23)	+4%
Digital Printing and Enterprise	(43)	(137)	+69%	(171)	(419)	+59%
Personalized and Document Imaging	10	15	-33%	(57)	(24)	-138%
Total	$(37)	$(124)	+70%	$(250)	$(466)	+46%
Percent of Sales	(4)%	(10)%		(8)%	(13)%
Restructuring costs and other	(126)	(18)		(218)	(86)
Corporate components of pension and OPEB expense	(34)	(13)		(100)	(25)
Other operating income (expenses), net	4	(12)		5	59
Legal contingencies, settlements and other	-	-		(1)	-
Loss on early extinguishment of debt, net	-	-		(7)	-
Interest expense	(41)	(41)		(117)	(116)
Other income (charges), net	6	(7)		5	1
Reorganization items, net	(56)	-		(304)	-
Consolidated loss from continuing operations before income taxes	$(284)	$(215)	-32%	$(987)	$(633)	-56%

2012 COMPARED WITH 2011

Third Quarter and Year to Date

RESULTS OF OPERATIONS – CONTINUING OPERATIONS

CONSOLIDATED

(dollars in millions)	Three Months Ended					Nine Months Ended
	September 30,					September 30,
	2012	% of Sales	2011	% of Sales	% Change	2012	% of Sales	2011	% of Sales	% Change

Net sales	$1,018		$1,261		-19%	$2,994		$3,677		-19%
Cost of sales	858		1,081		-21%	2,590		3,194		-19%
Gross profit	160	16%	180	14%	-11%	404	14%	483	13%	-16%
Selling, general and administrative expenses	196	19%	259	21%	-24%	608	20%	800	22%	-24%
Research and development costs	44	4%	59	5%	-25%	158	5%	183	5%	-14%
Restructuring costs and other	117		17		-588%	206		77		-168%
Other operating (income) expenses, net	(4)		12		133%	(4)		(59)		-93%
Loss from continuing operations before interest expense, other income (charges), net, reorganization items, net and income taxes	(193)	-19%	(167)	-13%	-16%	(564)	-19%	(518)	-14%	-9%
Interest expense	41		41		0%	117		116		-1%
Loss on early extinguishment of debt, net	-		-			7		-
Other income (charges), net	6		(7)			5		1
Reorganization items, net	56		-			304		-
Loss from continuing operations before income taxes	(284)		(215)		-32%	(987)		(633)		-56%
Provision (benefit) for income taxes	23		(1)			(84)		(41)
Loss from continuing operations	(308)	-30%	(214)	-17%	-43%	(903)	-30%	(590)	-16%	-53%
Loss from discontinued operations, net of income taxes	(5)		(8)			(74)		(55)
NET LOSS ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$(312)		$(222)		-41%	$(977)		$(647)		-51%

	Three Months Ended
	September 30,		Percent Change vs. 2011
	2012 Amount	Change vs. 2011	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net sales	$1,018	-19%	-16%	0%	-3%	n/a

Gross profit margin	16%	2pp	n/a	4pp	-1pp	-1pp

	Nine Months Ended
	September 30,		Percent Change vs. 2011
	2012 Amount	Change vs. 2011	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net sales	$2,994	-19%	-14%	-2%	-3%	n/a

Gross profit margin	14%	1pp	n/a	2pp	-1pp	0pp

Revenues

Current Quarter
For the three months ended September 30, 2012, net sales decreased approximately 19% compared with the same period in 2011 primarily due to volume declines across all segments.  See segment discussions below for additional information.

Year to Date
For the nine months ended September 30, 2012, net sales decreased approximately 19% compared with the same period in 2011 primarily due to volume declines across all segments.  Included in the total decline was the $61 million license revenue reduction reflecting sharing, with licensees, of the withholding tax refund received in the first quarter of 2012 (refer to Note 9, “Income Taxes” for additional information).  See segment discussions below for additional information.

Gross Profit

Current Quarter
The increase in gross profit percent for the three months ended September 30, 2012 as compared with the prior year quarter was primarily due to favorable price/mix within the Digital Printing and Enterprise Segment driven by the focus on profitability in Consumer Inkjet Systems (+4pp).  See segment discussions below for additional details.

Year to Date
Gross profit percent for the nine months ended September 30, 2012 as compared with the prior year quarter increased,  despite the $61 million licensing revenue reduction in the first quarter of 2012 (refer to Note 9 “Income Taxes” for additional information), due to the focus on profitability within Consumer Inkjet Systems (+3pp).  See segment discussions below for additional details.

Selling, General and Administrative Expenses

The decreases in consolidated selling, general and administrative expenses (SG&A) for the three and nine months ended September 30, 2012 as compared with the prior year periods were the result of cost reduction actions impacting the current quarter and year to date periods.

Research and Development Costs

The decrease in research and development costs (R&D) for the three and nine months ended September 30, 2012 as compared with the prior year periods was primarily attributable to cost reduction actions.

Restructuring Costs and Other

These costs, as well as the restructuring costs reported in Cost of sales, are discussed under the "RESTRUCTURING COSTS AND OTHER" section.

Other Operating (Income) Expenses, Net

For details, refer to Note 14, “Other Operating (Income) Expenses, Net.”

Reorganization Items, Net

For details, refer to Note 4, “Reorganization Items, Net.”

Income Tax Provision (Benefit)

(dollars in millions)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Loss from continuing operations before income taxes	$(284)	$(215)	$(987)	$(633)
Provision (benefit) for income taxes	$24	$(1)	$(84)	$(43)
Effective tax rate	(8.5)%	0.5%	8.5%	6.8%

Current Quarter
The change in the Company’s effective tax rate from continuing operations for the quarter is primarily attributable to: (1) a benefit as a result of the Company reaching a settlement with a taxing authority in a location outside the U.S. in the three months ended September 30, 2011, (2) an increase as a result of foreign withholding taxes on undistributed earnings, (3) an increase as a result of tax accounting impacts related to items reported in Accumulated other comprehensive loss in the Consolidated Statement of Financial Position (4) an increase as a result of losses generated in the U.S. and certain jurisdictions outside the U.S. for which no benefit was recognized due to management’s conclusion that it was more likely than not that the tax benefits would not be realized, (5) a decrease as a result of the establishment of a deferred tax asset valuation allowance in certain jurisdictions outside the U.S. and (6) an increase as a result of other changes in audit reserves.

Year to Date
The change in the Company’s effective tax rate from continuing operations for the nine months ended September 30, 2012 is primarily attributable to: (1) a benefit as a result of the Company reaching a settlement of a competent authority claim in the nine months ended September 30, 2012, (2) a benefit as a result of the U.S. Internal Revenue Service federal audit settlement for calendar years 2001 through 2005 in the nine months ended September 30, 2011, (3) a benefit as a result of the Company reaching a settlement with a taxing authority in a location outside the U.S. in the nine months ended September 30, 2011, (4) a decrease as a result of losses generated in the U.S. and certain jurisdictions outside the U.S. for which no benefit was recognized due to management’s conclusion that it was more likely than not that the tax benefits would not be realized, (5) a benefit as a result of the release of a deferred tax asset valuation allowance in a certain jurisdiction outside the U.S. in the nine months ended September 30, 2011,  (6) an increase as a result of tax accounting impacts related to items reported in Accumulated other comprehensive loss in the Consolidated Statement of Financial Position and (7) an increase associated with foreign withholding taxes on undistributed earnings.

GRAPHICS, ENTERTAINMENT AND COMMERICAL FILMS SEGMENT

(dollars in millions)	Three Months Ended					Nine Months Ended
	September 30,					September 30,
	2012	% of Sales	2011	% of Sales	% Change	2012	% of Sales	2011	% of Sales	% Change

Net sales	$406		$548		-26%	$1,294		$1,660		-22%
Cost of sales	344		450		-24%	1,091		1,368		-20%
Gross profit	62	15%	98	18%	-37%	203	16%	292	18%	-30%
Selling, general and administrative expenses	57	14%	83	15%	-31%	191	15%	261	16%	-27%
Research and development costs	9	2%	17	3%	-47%	34	3%	54	3%	-37%
Loss from continuing operations before interest expense, other income (charges), net and income taxes	$(4)	-1%	$(2)	0%	-100%	$(22)	-2%	$(23)	-1%	4%

	Three Months Ended
	September 30,		Percent Change vs. 2011
	2012 Amount	Change vs. 2011	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net sales	$406	-26%	-22%	-1%	-3%	n/a

Gross profit margin	15%	-3pp	n/a	-1pp	-1pp	-1pp

	Nine Months Ended
	September 30,		Percent Change vs. 2011
	2012 Amount	Change vs. 2011	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net sales	$1,294	-22%	-19%	-1%	-2%	n/a

Gross profit margin	16%	-2pp	n/a	0pp	0pp	-2pp

Revenues

Current Quarter
The decrease in the Graphics, Entertainment and Commercial Films Segment net sales of approximately 26% for the quarter was primarily driven by volume declines within Entertainment Imaging & Commercial Films (-12%), largely attributable to reduced demand primarily due to secular decline, and within Graphics, largely attributable to lower demand for digital plates (-3%) and output devices (-2%) and the exit of analog plates (-2%) in most geographies.

Year to Date
The decrease in the Graphics, Entertainment and Commercial Films Segment net sales of approximately 22% for the nine months ended September 30, 2012 was primarily attributable to volume declines within Entertainment Imaging & Commercial Films (-11%), largely attributable to reduced demand primarily due to secular decline in the industry and within Graphics, largely attributable to lower demand for digital plates (-2%) and the exit of analog plates (-2%) in most geographies.

Gross Profit

Current Quarter
The decrease in the Graphics, Entertainment and Commercial Films Segment gross profit percent for the three months ended September 30, 2012 was partially due to increased costs within Entertainment Imaging & Commercial Films (-2pp) driven by lower production volumes.

Year to Date
The decrease in the gross profit percent in the Graphics, Entertainment and Commercial Films Segment for the nine months ended September 30, 2012 as compared with the prior year period was due to increased costs within Entertainment Imaging & Commercial Films (-2pp) driven by lower production volumes.

Selling, General and Administrative Expenses

The decrease in SG&A for the three and nine months ended September 30, 2012 as compared with the prior year period was primarily attributable to cost reduction actions.

Research and Development Costs

The decrease in R&D for the three and nine months ended September 30, 2012 as compared with the prior year period was primarily attributable to cost reduction actions.

DIGITAL PRINTING AND ENTERPRISE SEGMENT

(dollars in millions)	Three Months Ended					Nine Months Ended
	September 30,					September 30,
	2012	% of Sales	2011	% of Sales	% Change	2012	% of Sales	2011	% of Sales	% Change

Net sales	$230		$267		-14%	$671		$764		-12%
Cost of sales	194		283		-31%	583		800		-27%
Gross profit	36	16%	(16)	-6%	325%	88	13%	(36)	-5%	344%
Selling, general and administrative expenses	58	25%	92	34%	-37%	182	27%	290	38%	-37%
Research and development costs	21	9%	29	11%	-28%	77	11%	93	12%	-17%
Loss from continuing operations before interest expense, other income (charges), net and income taxes	$(43)	-19%	$(137)	-51%	69%	$(171)	-25%	$(419)	-55%	59%

	Three Months Ended
	September 30,		Percent Change vs. 2011
	2012 Amount	Change vs. 2011	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net sales	$230	-14%	-15%	4%	-3%	n/a

Gross profit margin	16%	22pp	n/a	17pp	-1pp	6pp

	Nine Months Ended
	September 30,		Percent Change vs. 2011
	2012 Amount	Change vs. 2011	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net sales	$671	-12%	-12%	2%	-2%	n/a

Gross profit margin	13%	18pp	n/a	16pp	-1pp	3pp

Revenues

Current Quarter
The decrease in the Digital Printing and Enterprise Segment net sales of approximately 14% for the quarter was driven by volume declines within Digital Printing attributable to lower placements of commercial equipment (-6%), and within Consumer Inkjet Systems (-8%) driven by lower consumer printer sales.  Partially offsetting these declines was favorable price/mix within Consumer Inkjet Systems (+4%) due to pricing actions in the current year period.

Year to Date
The decrease in Digital Printing and Enterprise Segment net sales of approximately 12% for the nine months ended September 30, 2012 was attributable to volume declines within Digital Printing attributable to lower placements of commercial equipment (-7%), and within Consumer Inkjet Systems (-5%) driven by lower consumer printer sales.  Partially offsetting these declines was favorable price/mix within Consumer Inkjet Systems (+3%) due to pricing actions in the current year period.

Gross Profit

Current Quarter
The increase in the Digital Printing and Enterprise Segment gross profit percent for the three months ended September 30, 2012 was primarily due to favorable price/mix within Consumer Inkjet Systems (+17pp), due to a greater proportion of consumer ink sales and pricing actions in the current year period.  Also contributing to the increase in gross profit percent were cost reductions within Digital Printing (+5pp), driven by improved inventory management as the Company focuses on liquidity, and cost reductions within Packaging & Functional Printing (+3pp), driven by manufacturing productivity improvements.

Year to Date
Gross profit percent in the Digital Printing and Enterprise Segment for the nine months ended September 30, 2012 as compared with the prior year period increased due to favorable price/mix within Consumer Inkjet Systems (+14pp), due to a greater proportion of consumer ink sales and pricing actions in the current year period.  Also contributing to the increase in gross profit percent were cost reductions within Digital Printing (+3pp), driven by improved inventory management as the Company focuses on liquidity.

Selling, General and Administrative Expenses

The decrease in SG&A for the three and nine months ended September 30, 2012 as compared with the prior year period was primarily attributable to cost reduction actions.

Research and Development Costs

The decrease in R&D for the three and nine months ended September 30, 2012 as compared with the prior year period was primarily attributable to cost reduction actions.

PERSONALIZED AND DOCUMENT IMAGING SEGMENT

(dollars in millions)	Three Months Ended					Nine Months Ended
	September 30,					September 30,
	2012	% of Sales	2011	% of Sales	% Change	2012	% of Sales	2011	% of Sales	% Change

Net sales	$382		$446		-14%	$1,029		$1,253		-18%
Cost of sales	290		335		-13%	841		984		-15%
Gross profit	92	24%	111	25%	-17%	188	18%	269	21%	-30%
Selling, general and administrative expenses	70	18%	79	18%	-11%	202	20%	244	19%	-17%
Research and development costs	12	3%	17	4%	-29%	43	4%	49	4%	-12%
Earnings (loss) from continuing operations before interest expense, other income (charges), net and income taxes	$10	3%	$15	3%	-33%	$(57)	-6%	$(24)	-2%	-138%

	Three Months Ended
	September 30,		Percent Change vs. 2011
	2012 Amount	Change vs. 2011	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net sales	$382	-14%	-9%	-2%	-3%	n/a

Gross profit margin	24%	-1pp	n/a	1pp	-1pp	-1pp

	Nine Months Ended
	September 30,		Percent Change vs. 2011
	2012 Amount	Change vs. 2011	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net sales	$1,029	-18%	-10%	-4%	-4%	n/a

Gross profit margin	18%	-3pp	n/a	-2pp	-1pp	0pp

Revenues

Current Quarter
The Personalized and Document Imaging Segment second quarter revenue decline of approximately 14% was primarily attributable to volume declines within Personalized Imaging largely due to reduced demand for paper and output systems (-9%) and consumer film (-3%).  Partially offsetting these declines were volume improvements for retail systems solutions (+2%) within Personalized Imaging due to increased demand.

Year to Date
The Personalized and Document Imaging Segment year to date revenue decline of approximately 18% was primarily due to volume declines within Personalized Imaging largely due to reduced demand for paper and output systems (-8%) and consumer film (-2%).  Also contributing to the revenue decline was unfavorable price/mix within Intellectual Property (-7%) due to the $61 million licensing revenue reduction reflecting sharing, with licensees, of the withholding tax refund received (refer to Note 9 “Income Taxes” for additional information).  Partially offsetting these declines was favorable price/mix within Personalized Imaging (+3%), due to the results of pricing actions in paper and output systems, and volume improvements for retail systems solutions (+2%) due to increased demand.

Gross Profit

Current Quarter
The decrease in gross profit percent for the three months ended September 30, 2012 was attributable to increased manufacturing and other costs in Personalized Imaging (-1pp) driven by lower production volumes primarily for consumer film products.

Year to Date
The decrease in gross profit percent for the nine months ended September 30, 2012 was primarily attributable to unfavorable price/mix within Intellectual Property due to the $61 million licensing revenue reduction as noted above.  Partially offsetting this decline was favorable price/mix within Personalized Imaging (+5pp) driven by the pricing actions in paper and output systems noted above.

Selling, General and Administrative Expenses

The decrease in SG&A for the three and nine months ended September 30, 2012 as compared with the prior year period was primarily attributable to cost reduction actions.

Research and Development Costs

The decrease in R&D for the three and nine months ended September 30, 2012 as compared with the prior year period was primarily attributable to cost reduction actions.

RESTRUCTURING COSTS AND OTHER

The Company recorded $128 million of charges, including $2 million of charges for accelerated depreciation and $7 million of charges for inventory write-downs, which were reported in Cost of sales in the accompanying Consolidated Statement of Operations for the three months ended September 30, 2012, and $2 million which was reported as discontinued operations.  The Company recorded $244 million of charges, including $4 million of charges for accelerated depreciation and $8 million of charges for inventory write-downs, which were reported in Cost of sales in the accompanying Consolidated Statement of Operations for the nine months ended September 30, 2012, and $26 million which was reported as discontinued operations.  The remaining costs incurred of $117 million and $206 million were reported as Restructuring costs and other in the accompanying Consolidated Statement of Operations for the three and nine months ended September 30, 2012, respectively.  The severance and exit costs reserves require the outlay of cash, while long-lived asset impairments, accelerated depreciation and inventory write-downs represent non-cash items.

During the three and nine months ended September 30, 2012, the Company made cash payments related to restructuring of approximately $15 million and $65 million, respectively.

The charges of $244 million recorded in the first three quarters of 2012 included $89 million applicable to the Digital Printing and Enterprise Segment, $16 million applicable to the Graphics, Entertainment and Commercial Films Segment, $22 million applicable to the Personalized and Document Imaging Segment, and $91 million that was applicable to manufacturing, research and development, and administrative functions, which are shared across both segments.  The remaining $26 million was applicable to discontinued operations.

The restructuring actions implemented in the first nine months of 2012 are expected to generate future annual cash savings of approximately $251 million.  These savings are expected to reduce future annual Cost of sales, SG&A, and R&D expenses by $110 million, $100 million, and $41 million, respectively.  The Company began realizing a portion of these savings in the first nine months of 2012, and expects the majority of the annual savings to be in effect by the end of the first half of 2013 as actions are completed.

LIQUIDITY AND CAPITAL RESOURCES

	As of	As of
	September 30,	December 31,
(in millions)	2012	2011

Cash and cash equivalents	$1,132	$861

Cash Flow Activity
	Nine Months Ended
(in millions)	September 30,
	2012	2011	Change
Cash flows from operating activities:
Net cash used in continuing operations	$(291)	$(917)	$626
Net cash provided by (used in) discontinued operations	30	(121)	151
Net cash used in operating activities	(261)	(1,038)	777

Cash flows from investing activities:
Net cash used in continuing operations	(10)	(106)	96
Net cash provided by discontinued operations	27	66	(39)
Net cash provided by (used in) investing activities	17	(40)	57

Cash flows from financing activities:
Net cash provided by financing activities	512	301	211

Effect of exchange rate changes on cash	3	15	(12)

Net increase (decrease) in cash and cash equivalents	$271	$(762)	$1,033

Operating Activities

Net cash used in operating activities decreased $777 million for the nine months ended September 30, 2012 as compared with the corresponding period in 2011, primarily due to non-payment of pre-petition claims.  Additionally, cash provided by discontinued operations improved by $151 million due to working capital changes associated with the discontinued operations in the current year period.  Partially offsetting these improvements was the incremental payment of reorganization and restructuring costs of approximately $150 million in the current year period.

Investing Activities

Net cash provided by investing activities increased $57 million for the nine months ended September 30, 2012 as compared with the nine months ended September 30, 2011, due to decreases in current period capital expenditures of $37 million, as well as cash used for a business acquisition in the prior year period of $27 million and the funding of a restricted cash account of $22 million in the prior year period.  Partially offsetting these cash improvements was a decrease in proceeds from the sales of businesses/assets of $32 million.

Financing Activities

Net cash provided by financing activities increased $211 million for the nine months ended September 30, 2012 as compared with the corresponding period in 2011 due to the net borrowing increase of approximately $210 million in the current year period, driven by the first quarter net borrowing increase, and the proceeds from the sale and leaseback of a property in Mexico in the first quarter for approximately $41 million.   Partially offsetting these increases was an increase in reorganization items of $40 million.  Refer to discussion below for more details on current period financing activities.

Sources of Liquidity

The Company has been using cash received from operations, including intellectual property licensing, and the sale of non-core assets to fund its investment in its growth businesses and its transformation from a traditional film manufacturing company to a digital technology company.  While the Company develops its reorganization plan, the need to invest in its businesses will be balanced with the need to improve liquidity.  The Company faces an uncertain business environment and a number of substantial challenges, including aggressive price competition, secular decline in the Company’s traditional film businesses, the cost to restructure the Company to enable sustainable profitability, the level of investment necessary for its businesses, underfunded and unfunded defined benefit and other postretirement benefit plans, and short-term uncertainty relating to monetization of the Company’s digital imaging patent portfolios.

The Company’s Bankruptcy Filing is intended to permit the Company to reorganize and improve liquidity in the U.S. and abroad, monetize non-strategic intellectual property and businesses, fairly resolve legacy liabilities, and focus on the most valuable business lines to enable sustainable profitability.  The Company’s goal is to develop and implement a reorganization plan that meets the standards for confirmation under the Bankruptcy Code.

On January 20, 2012, in connection with the Company’s Bankruptcy Filing, the Company entered into the DIP Credit Agreement which provides up to a $700 million super-priority senior secured term loan facility and up to a $250 million super-priority senior secured asset-based revolving credit facility.  During the first half of 2012 the Company borrowed $700 million in term loans and issued $114 million of letters of credit and had secured agreements of $20 million under the revolving credit facilities.  As of September 30, 2012 there was $667 million, $114 million and $20 million of outstanding debt, letters of credit and secured agreements, respectively, outstanding under the DIP Credit Agreement.

The Company must prepay the DIP Credit Agreement with all net cash proceeds from sales of or casualty events relating to certain types of collateral consisting of accounts, inventory, equipment or machinery that constitute collateral.  In addition, all net cash proceeds from any sale in respect of the Company’s digital imaging patent portfolio must be used to prepay the DIP Credit Agreement.  With respect to all other asset sales or casualty events, or intellectual property licensing or settlement agreements, 75% of the net cash proceeds must be used to prepay the DIP Credit Agreement and 25% may be retained by the Company (retained proceeds are $25 million as of September 30, 2012).  However, once the Company’s share of these retained proceeds totals $150 million, all remaining and future net proceeds must be used to prepay the DIP Credit Agreement.  The DIP Credit Agreement terminates and all outstanding obligations must be repaid on the earliest to occur of (i) July 20, 2013, (ii) the date of the substantial consummation of certain reorganization plans or (iii) certain other events, including Events of Default and repayment in full of the obligations pursuant to a mandatory prepayment.  The Company has begun exploring funding opportunities for its emergence plan.

Cash and cash equivalents are held in various locations throughout the world.  At September 30, 2012 and December 31, 2011, approximately $300 million and $170 million, respectively, of cash and cash equivalents were held within the U.S. and approximately $830 million and $690 million, respectively, of cash and cash equivalents were held outside the U.S.  Total cash and cash equivalents at September 30, 2012 and December 31, 2011 were $1,132 million and $861 million, respectively.  The Company utilizes a variety of tax planning and financing strategies in an effort to ensure that cash is available in locations where it is needed.  Cash balances held outside of the U.S. are generally required to support local country operations, or may have high tax costs, and therefore may not be readily available for transfer to other jurisdictions.  Additionally, in China, where approximately $330 million of cash and cash equivalents was held as of September 30, 2012, there are limitations related to net asset balances that impact the ability to make cash available to other jurisdictions in the world.  Under the terms of the DIP Credit Agreement, the Debtors are permitted to invest up to $100 million at any time in subsidiaries that are not party to the loan agreement.

The Bankruptcy Court has approved bidding procedures for the Company to auction its digital capture and Kodak imaging systems and services patent portfolios.  If the Company is unable to sell its digital imaging patent portfolio at an appropriate price, it intends to pursue alternative methods to monetize the digital imaging patents, including potential licensing opportunities related to that patent portfolio.  During the third quarter of 2012 the Company exited its digital capture and devices and Kodak Gallery businesses.  Additionally, the Company has announced its decision to initiate a sales process for its Personalized Imaging and Document Imaging businesses.  The Company has also announced a plan, starting in 2013, to focus its Consumer Inkjet business solely on the sale of ink to its installed printer base.  These actions are intended to improve the Company’s liquidity.

The Debtors’ agreement with the Retiree Committee to stop providing retiree medical, dental, life insurance and survivor income benefits (other than COBRA continuation coverage or conversion rights as required by the retiree benefit plans or applicable law) after December 31, 2012, if approved, will also improve liquidity.  The Company expects to pay $112 million of retiree benefits under the terms of the plans in 2012.  There can be no assurance that cash on hand, cash generated through operations, cash generated from asset sales, and other available funds will be sufficient to meet the Company’s reorganization or ongoing cash needs, or that the Company will remain in compliance with all the necessary terms and conditions of the DIP Credit Agreement.  As a result, the Company may be required to consider other alternatives to maximize the potential recovery for the various creditor constituencies, including, but not limited to, a possible sale of the Company or certain of the Company’s material assets pursuant to Section 363 of the Bankruptcy Code.

Liens on assets under the Company’s borrowing arrangements are not expected to affect the Company’s strategy of divesting non-core assets.

Refer to Note 8, "Short-Term Borrowings and Long-Term Debt," in the Notes to Financial Statements for further discussion of sources of liquidity, presentation of long-term debt, related maturities and interest rates as of September 30, 2012 and December 31, 2011.

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

The DIP Credit Agreement limits, among other things, the Borrowers’ and the Subsidiary Guarantors’ ability to (i) incur indebtedness, (ii) incur or create liens, (iii) dispose of assets, (iv) prepay subordinated indebtedness and make other restricted payments, (v) enter into sale and leaseback transactions and (vi) modify the terms of any organizational documents and certain material contracts of the Borrowers and the Subsidiary Guarantors.  In addition to standard obligations, the DIP Credit Agreement provides for specific milestones that the Company must achieve by specific target dates.  In addition, the Company and its subsidiaries are required to maintain consolidated Adjusted EBITDA (as defined in the DIP Credit Agreement) of not less than a specified level for certain periods, with the specified levels ranging from $(130) million to $175 million depending on the applicable period.  The Company and its subsidiaries must also maintain minimum U.S. Liquidity (as defined in the DIP Credit Agreement) ranging from $100 million to $250 million depending on the applicable period.  The Company was required to maintain U.S. Liquidity of $125 million, $250 million, and $150 million for the periods from January 20, 2012 to February 15, 2012; February 16, 2012 to March 31, 2012; and April 1, 2012 to September 30, 2012, respectively.  From October 1, 2012 through the termination of the DIP Credit Agreement, the Company must maintain U.S. Liquidity of $100 million, subject to increase under certain circumstances as described in the DIP Credit Agreement.  The Company was in compliance with all covenants under the DIP Credit Agreement as of September 30, 2012.

The Borrowers drew $700 million in term loans under the DIP Credit Agreement during the first quarter of 2012 and issued approximately $114 million of letters of credit under the revolving credit facility.  Under the DIP Credit Agreement borrowing base calculation, the Borrowers had approximately $70 million available under the revolving credit facility.  Availability under the DIP Credit Agreement may be further subject to borrowing base availability, reserves and other limitations.  The Company paid approximately $33 million to the Agent for arrangement, incentive, and customary agency administration fees in connection with the DIP Credit Agreement and will pay to the Lenders participation fees and an unused amount fee and commitment fee as set forth in the DIP Credit Agreement.

Second Lien Note Holders Agreement

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

The underfunded position of the Plan of approximately $1.1 billion (calculated in accordance with U.S. GAAP) is included in Pension and other postretirement liabilities presented in the Consolidated Statement of Financial Position as of September 30, 2012.  The underfunded obligation relates to a non-debtor entity.  The Trustee has asserted an unsecured claim of approximately $2.8 billion under the guarantee.  Kodak Limited has also asserted an unsecured claim under the guarantee for an unliquidated amount.  The ultimate treatment of the Trustee’s and Kodak Limited’s claims is not determinable at this time.

EKC has proposed that the Subsidiary’s 2012 contribution be considered part of the overall resolution of the claims of the Trustee and Kodak Limited.

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

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report on Form 10-Q, includes "forward–looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. Forward–looking statements include statements concerning the Company's plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, liquidity, financing needs, business trends, and other information that is not historical information. When used in this report on Form 10-Q, the words "estimates," "expects," "anticipates," "projects," "plans," "intends," "believes," “predicts”, "forecasts," or future or conditional verbs, such as "will," "should," "could," or "may," and variations of such words or similar expressions are intended to identify forward–looking statements. All forward–looking statements, including, without limitation, management's examination of historical operating trends and data are based upon the Company's expectations and various assumptions. Future events or results may differ from those anticipated or expressed in these forward-looking statements. Important factors that could cause actual events or results to differ materially from these forward-looking statements include, among others, the risks and uncertainties described in more detail in this report on Form 10–Q for the quarter ended September 30, 2012 under the headings "Business", "Risk Factors", "Management's Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources" and those described in filings made by the Company with the U.S. Bankruptcy Court for the Southern District of New York and in other filings the Company makes with the SEC from time to time, as well as the following: the Company’s ability to successfully emerge from Chapter 11 as a profitable sustainable company; the ability of the Company and its subsidiaries to develop, secure approval of and consummate one or more plans of reorganization with respect to the Chapter 11 cases; the Company’s ability to improve its operating structure, financial results and profitability; the ability of the Company to achieve cash forecasts, financial projections, and projected growth; our ability to raise sufficient proceeds from the sale of businesses and non-core assets; the businesses the Company expects to emerge from Chapter 11; the ability of the company to discontinue certain businesses or operations; the ability of the Company to continue as a going concern; the Company’s ability to comply with the Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) covenants in its Debtor-in-Possession Credit Agreement; our ability to obtain additional financing; the potential adverse effects of the Chapter 11 proceedings on the Company's liquidity, results of operations, brand or business prospects; the monetization of our digital imaging patent portfolio; the outcome of our intellectual property patent litigation matters; the Company's ability to generate or raise cash and maintain a cash balance sufficient to comply with the minimum liquidity covenants in its Debtor-in-Possession Credit Agreement and to fund continued investments, capital needs, restructuring payments and service its debt; our ability to fairly resolve legacy liabilities; the resolution of claims against the company; our ability to retain key executives, managers and employees; our ability to maintain product reliability and quality and growth in relevant markets; our ability to effectively anticipate technology trends and develop and market new products, solutions and technologies; and the impact of the global economic environment on the. There may be other factors that may cause the Company's actual results to differ materially from the forward–looking statements. All forward–looking statements attributable to the Company or persons acting on its behalf apply only as of the date of this report on Form 10-Q, and are expressly qualified in their entirety by the cautionary statements included in this report. The Company undertakes no obligation to update or revise forward–looking statements to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events.

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

Using a sensitivity analysis based on estimated fair value of open foreign currency forward contracts using available forward rates, if the U.S. dollar had been 10% weaker at September 30, 2012 and 2011, the fair value of open forward contracts would have decreased $14 million and increased $14 million, respectively.  Such changes in fair value would be substantially offset by the revaluation or settlement of the underlying positions hedged.

There were no open silver forward contracts as of September 30, 2012.  Using a sensitivity analysis based on estimated fair value of open silver forward contracts using available forward prices, if available forward silver prices had been 10% lower at September 30, 2011, the fair value of open forward contracts would have decreased $3 million.  Such changes in fair value, if realized, would have been offset by lower costs of manufacturing silver-containing products.

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

Using a sensitivity analysis based on estimated fair value of short-term and long-term borrowings, if available market interest rates had been 10% (about 252 basis points) lower at September 30, 2012, the fair value of short-term and long-term borrowings would have increased $1 million and $39 million, respectively.  Using a sensitivity analysis based on estimated fair value of short-term and long-term borrowings, if available market interest rates had been 10% (about 229 basis points) lower at September 30, 2011, the fair value of short-term and long-term borrowings would have increased $3 million and $68 million, respectively.  For debt subject to compromise, if available market interest rates had been 10% (about 3,119 basis points) lower at September 30, 2012, the fair value of short-term and long-term borrowings would have increased less than $1 million and $11 million, respectively.

The Company’s financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments.  The Company manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties.  The Company has procedures to monitor the credit exposure amounts.  The maximum credit exposure at September 30, 2012 was not significant to the Company.

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

Subsequent to the Company’s chapter 11 filing, between January 27, 2012 and March 22, 2012, a number of suits were filed in federal court in the Western District of New York, as putative class action suits, against the current and certain former members of the Board of Directors (Board), the Company’s Savings and Investment Plan (SIP) Committee and certain former and current executives of the Company.  The suits have been consolidated into a single action brought under the Employee Retirement Income Security Act (ERISA), styled as In re Eastman Kodak ERISA Litigation, and the current and former members of the Board have been dismissed.  The allegations concern the decline in the Company’s stock price and its alleged resulting impact on SIP and on the Company’s Employee Stock Ownership Plan.  The Company expects to file its response to the consolidated complaint shortly.

On February 10, 2012, a suit was filed in federal court in the Southern District of New York against the Chief Executive Officer, the President and Chief Operating Officer and the Chief Financial Officer, as a putative class action suit under the federal securities laws, claiming that certain Company statements concerning the Company’s business and financial results were misleading (Timothy A. Hutchinson v. Antonio M. Perez, Philip J. Faraci, and Antoinette McCorvey). The Court is expected to rule shortly on the Company’s July 2, 2012 motion to dismiss this case as against all defendants.

The Company believes that the ERISA and securities suits are not uncommon for companies in chapter 11.  On behalf of the defendants in both cases, the Company believes that the suits are without merit and will vigorously defend them on their behalf.  Although the nature of litigation is inherently unpredictable, the Company does not expect these cases, individually or in the aggregate, to have a material impact upon the Company.

On September 15, 2003, the Company and Sterling Drug were named by the U.S. Environmental Protection Agency (“EPA”) as a Potentially Responsible Party (“PRP”) with potential liability for the study and remediation of the Lower Passaic River Study Area (“LPRSA”) portion of the Diamond Alkali Superfund Site, based on releases from the former Hilton Davis site in Newark and Lehn & Fink operations in Bloomfield, New Jersey.  On February 10, 2004, the Company (through its subsidiary NPEC) joined the Cooperating Parties Group (CPG) and entered into a 122(h) Agreement under CERCLA on June 22, 2004, and a Consent Order with the USEPA on May 8, 2007, based on the Company’s ownership of Sterling Drug from 1988 to 1994 and retention of certain Sterling Drug liabilities and a defense and indemnification agreement between the Company and Bayer, which purchased all stock in Sterling Drug (now STWB).  On February 29, 2012, the Company notified the EPA, STWB, Bayer, and the CPG that under the bankruptcy proceeding, it has elected to discontinue funding and participation in the remedial investigation being implemented by the CPG pursuant to the EPA Order.  Bayer and STWB have filed proofs of claim in this matter.  Based on currently available information, the Company has been unable to reasonably estimate a range of loss pertaining to this matter.

On February 4, 2009, the Company and Sterling Drug were also named as third-party defendants (along with approximately 300 other entities) in an action initially brought by the New Jersey Department of Environmental Protection (“NJDEP”) in the Supreme Court of New Jersey, Essex County against Occidental Chemical Corporation and several other companies that are successors in interest to Diamond Shamrock Corporation (New Jersey Department of Environmental Protection, et al. v. Occidental Chemical Corp., et al.).  The NJDEP seeks recovery of all costs associated with the investigation, removal, cleanup and damage to natural resources occasioned by Diamond Shamrock's disposal of various forms of chemicals in the Passaic River.  The damages are alleged to potentially range "from hundreds of millions to several billions of dollars".

Pursuant to New Jersey's Court Rules, the defendants were required to identify all other parties which could be subject to permissive joinder in the litigation based on common questions of law or fact.  Third-party complaints seeking contribution from more than 300 entities, which have been identified as potentially contributing to the contamination in the Passaic, were filed on February 5, 2009.  The Company has filed a suggestion of bankruptcy with the court.  On April 16, 2012, the Company notified the Joint Defense Group (“JDG”), STWB, Bayer, and outside counsel that under the bankruptcy proceeding, it has elected to discontinue funding the defense of claims against STWB and will no longer participate in the JDG.  Bayer, STWB, Maxis and Tierra have filed proofs of claim in this matter.  Refer to Note 9, “Commitments and Contingencies,” in the Notes to Financial Statements for additional information.

On November 20, 2008, Research in Motion Ltd. and Research in Motion Corp. (collectively “RIM”) filed a declaratory judgment action against the Company in Federal District Court in the Northern District of Texas, Research in Motion, Ltd., and Research in Motion Corp. v. Eastman Kodak Company.  The suit, Research in Motion Limited and Research in Motion Corporation v. Eastman Kodak Company, seeks to invalidate certain Company patents related to digital camera technology and software object linking, and seeks a determination that RIM handheld devices do not infringe such patents.  On February 17, 2009, the Company filed its answer and counterclaims for infringement of each of these same patents.  A pretrial hearing known as a Markman hearing was held on March 23, 2010.   On January 19, 2012 the Judge issued an order to stay the case.  On February 10, 2012, RIM filed a motion to lift the stay.  Kodak and the Unsecured Creditors Committee did not oppose this motion.  In a hearing on March 8, 2012, the Bankruptcy Court granted RIM’s motion and lifted the stay.  On June 8, 2012, RIM notified the Court that it was withdrawing its inequitable conduct claims as to the ‘218 and ‘335 patents.  On September 14, 2012, RIM filed a motion for partial summary judgment seeking a declaration that as a matter of law RIM does not infringe the ‘218 patent, the asserted claims of the ‘218 patent are invalid, RIM is licensed to the ‘161 patent and Kodak’s rights to that patent are exhausted, and Kodak’s proposed royalty base is improper.  On October 1, 2012, the Judge issued a Markman Order adopting the Company’s claim constructions in their entirety for two of the three patents in suit and creating its own claim constructions for the third patent which are favorable to the Company.  On October 15, 2012, the Judge denied RIM’s motion.  The Court set trial for December 3, 2012.

On January 14, 2010 the Company filed a complaint with the International Trade Commission (“ITC”) against Apple Inc. and RIM for infringement of a patent related to digital camera technology.  In the Matter of Certain Mobile Telephones and Wireless Communication Devices Featuring Digital Cameras and Components Thereof, the Company is seeking a limited exclusion order preventing importation of infringing devices including iPhones and camera-enabled Blackberry devices.  On February 16, 2010, the ITC ordered that an investigation be instituted to determine whether importation or sale of the accused Apple and RIM devices constitutes violation of the Tariff Act of 1930.  A Markman hearing was held in May 2010.  A hearing on the merits occurred in September 2010.  In December 2010, as a result of re-examination proceedings initiated by RIM and other parties, the U.S. Patent and Trademark Office affirmed the validity of the same patent claim at issue in the ITC investigation. On January 24, 2011, the Company received notice that the ITC Administrative Law Judge (“ALJ”) had issued an initial determination recommending that the Commission find the patent claim at issue invalid and not infringed.  The Company petitioned the Commission to review the initial determination of the ALJ.  On March 25, 2011, the ITC issued a notice of its decision to review the ALJ’s initial determination in its entirety.  On June 30, 2011, the Commission issued a decision affirming in part, reversing in part and remanding the case to the ALJ for further proceedings.  On October 24, 2011 the investigation was permanently reassigned to a newly appointed ALJ, following the retirement of the ALJ to whom the case was previously assigned.  On May 21, 2012, the ALJ issued the remand initial determination, finding infringement by all of the accused RIM products and the Apple iPhone 3G, and finding the asserted claim of the ‘218 patent to be invalid.  On June 4, 2012, the Company, the Commission Investigative Attorney, Apple and RIM each petitioned the Commission for review of the ALJ’s remand initial determination. On July 20, 2012, the Commission affirmed, on modified grounds, the ALJ’s remand initial determination, finding infringement of the ‘218 patent by the accused RIM devices and the Apple iPhone 3G, and finding invalidity of the asserted claim.  On August 7, 2012, the Company filed a Notice of Appeal to the Court of Appeals for the Federal Circuit on the invalidity determination.

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

On April 15, 2010, Apple Inc. filed a complaint in the ITC against Kodak asserting infringement of patents related to digital cameras. In the Matter of Certain Digital Imaging Devices and Related Software, Apple is seeking a limited exclusion order preventing importation of infringing devices. A hearing on the merits before an ALJ was concluded on February 2, 2011. The ALJ issued an initial determination on May 18, 2011, finding that Kodak did not infringe Apple’s patents and finding one Apple patent invalid. Apple petitioned to the ITC for a review of the ALJ’s initial determination with respect to one of the patents. On July 18, 2011, the ITC determined not to review the ALJ’s determination. On September 16, 2011, Apple appealed this decision to the Court of Appeals for the Federal Circuit. On July 23, 2012, the Federal Circuit conducted oral argument and on July 23, 2012 issued a Rule 36 affirmance of the Commission's determination without an opinion.

On April 15, 2010 Apple also filed in Federal District Court in the Northern District of California  a complaint asserting infringement of the same patents asserted in the April 15, 2010 ITC action, (Apple Inc. v. Eastman Kodak Company).  This case has been stayed pending the April 15, 2010 ITC action appealed to the Federal Circuit referenced above.

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

On June 18, 2012, Kodak filed a Complaint in Bankruptcy Court instituting an Adversary Proceeding against Apple and Flashpoint seeking resolution of the ownership dispute (Eastman Kodak Company v. Apple, Inc., and Flashpoint  Technology, Inc., adversarial proceeding as part of In re Eastman Kodak, et al.).  On June 22, 2012, both Apple and FlashPoint filed Answers and Counterclaims.  In its paper, FlashPoint alleged ownership of the ten patents in which Apple had alleged ownership interest plus three additional Kodak patents, bringing the total number of patents at issue to thirteen.  On June 29, 2012, Kodak filed a Motion for Summary Judgment seeking a ruling that both Apple’s and FlashPoint’s ownership claims are time barred by the statute of limitations and/or laches.  The Bankruptcy Court held a hearing on Kodak’s motion on July 24, 2012.  On August 1, 2012, the Bankruptcy Court granted Kodak’s motion for summary judgment in part, finding that Apple’s ownership and inventorship claims to the ‘218 patent and one other patent are time barred.  The Bankruptcy Court also found that FlashPoint’s ownership and inventorship claims to the ‘218 patent and four other patents are time barred.  With respect to the other patents at issue, the Bankruptcy Court ruled that it was unable to grant summary judgment on the current record.  On June 21, 2012, Apple filed a motion, joined by FlashPoint, in the U.S. District Court for the Southern District of New York seeking to withdraw the Advisory Proceeding from the Bankruptcy Court in an effort to have the patent ownership dispute decided in the District Court.  The District Court entered an order on July 27, 2012 denying Apple’s and FlashPoint’s motion.  On September 17, 2012, Kodak filed a renewed motion for summary judgment based on additional evidence that Apple’s and FlashPoint’s remaining ownership claims are time-barred.  A hearing on Kodak’s motion has been scheduled  for October 31, 2012.

On January 10, 2012 the Company filed a complaint with the ITC against Apple Inc. and HTC Corp., HTC America, Inc. and Exedea, Inc. (collectively “HTC”) for infringement of patents related to digital imaging technology.  In the Matter of Certain Electronic Devices For Capturing and Transmitting Images, and Components Thereof, the Company is seeking a limited exclusion order preventing importation of infringing devices, including certain of Apple’s iPhones, iPads and iPods and certain of HTC’s smartphones and tablets.  On February 22, 2012, the ITC ordered that an investigation be instituted to determine whether importation or sale of the accused Apple and HTC devices constitutes violation of the Tariff Act of 1930.  The investigation has been assigned to ALJ Gildea.  The Hearing is scheduled for February 26 – March 11, 2013.  The ALJ’s Final Initial Determination is due no later than May 30, 2013, and the Target Date for the Commission’s Final Determination is September 30, 2013.

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

The Company and its subsidiaries are involved in various lawsuits, claims, investigations and proceedings, including commercial, customs, employment, environmental, and health and safety matters, which are being handled and defended in the ordinary course of business. The Company is also subject to various assertions, claims, proceedings and requests for indemnification concerning intellectual property, including patent infringement suits involving technologies that are incorporated in a broad spectrum of the Company’s products. These matters are in various stages of investigation and litigation, and are being vigorously defended. Much of the pending litigation against the Debtors has been stayed as a result of the chapter 11 filing and will be subject to resolution in accordance with the Bankruptcy Code and the orders of the Bankruptcy Court.  Based on information presently available, the Company does not believe it is reasonably possible that losses for known exposures or allowed claims could exceed current accruals by material amounts, although costs could be material to a particular quarter or year, with the possible exception of matters related to the Passaic River which is described above.

ITEM 1A.  RISK FACTORS

The Company’s restructuring process under chapter 11 of the United States Bankruptcy Code and the Company’s ability to successfully emerge as a stronger, leaner company may be affected by a number of risks and uncertainties.  The Company is subject to a number of risks and uncertainties associated with the filing of voluntary petitions for relief under chapter 11 of the U.S. Bankruptcy Code, which may lead to potential adverse effects on the Company's liquidity, results of operations, brand or business prospects of the Company’s.  We cannot assure you of the outcome of the Company’s chapter 11 proceeding.  Risks associated with the chapter 11 filing may adversely impact all entities, including the non-filing Entities, and include the following:

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

The Company’s plans to raise cash proceeds from the sale of the Personalized Imaging and Document Imaging businesses, sale of non-core assets, and the potential sale of the Company’s digital imaging patent portfolio may not be successful in raising sufficient cash, may be negatively impacted by factors beyond the Company’s control and may harm the perception of us among customers, suppliers and service providers.

A number of factors could influence the Company’s ability to successfully raise cash through business and asset sales, and the sale of the Company’s digital imaging patent portfolio, including the approval of the Court and the Unsecured Creditors Committee under chapter 11, the process utilized to sell these assets, the number of potential buyers for these assets, the purchase price such buyers are willing to offer for these assets and their capacity to fund the purchase, the potential impact of an adverse judicial ruling in one of the Company’s litigation matters related to one or more of the patents in the digital imaging portfolio, or the ability of potential buyers to conclude transactions and potential issues in the closing of transactions due to regulatory or governmental review processes.  One or more of these factors could negatively affect the timing of planned asset sales and the level of cash proceeds derived from the sales which could adversely impact the Company’s cash generation and liquidity.  Further, there is no assurance that these plans will be successful in raising sufficient cash proceeds or that the sale of certain of the Company’s assets, including the digital imaging patent portfolio, will not harm the Company’s customers’, suppliers’ and service providers’ perception of us.

If we are unsuccessful with the Company’s strategic investment decisions, the Company’s financial performance could be adversely affected.
The Company has focused its investments on commercial businesses in large growth markets that are positioned for technology and business model transformation, specifically, commercial inkjet (including the Company’s Prosper line of products based upon the Company’s STREAM technology), commercial, packaging and functional printing solutions, and enterprise services. While we believe each of these businesses has significant growth potential, commercial inkjet, packaging and functional printing and enterprise services also require additional investment.  The introduction of successful innovative products and the achievement of scale are necessary for us to grow these businesses, improve margins and achieve the Company’s financial objectives.  If we are unsuccessful in growing the Company’s investment businesses as planned, the Company’s financial performance could be adversely affected.

The Company’s failure to implement plans, or delays in implementing plans to reduce the Company’s cost structure could negatively affect the Company’s consolidated results of operations, financial position and liquidity.
We recognize and have communicated the need to rationalize the Company’s workforce and streamline the Company’s operations to a leaner more focused organization aligned with its identified emerging businesses and operations.  If we fail to implement cost rationalization plans such as restructuring of resources, manufacturing, supply chain marketing, sales and administrative resources the Company’s operations results, financial position and liquidity could be negatively impacted.  Additionally, if restructuring plans are not effectively managed, we may experience lost customer sales, product delays and other unanticipated effects, causing harm to the Company’s business and customer relationships.  The business plan associated with the Company’s chapter 11 reorganization is subject to a number of assumptions, projections, and analysis.  If these assumptions prove to be incorrect, we may be unsuccessful in executing the Company’s plan, which could adversely impact our financial results and liquidity.  Additionally, the Company’s ability to execute restructuring within the entities filing for chapter 11 is subject to the approval by the Unsecured Creditors Committee and Bankruptcy Court.  Finally, the timing and implementation of these plans require compliance with numerous laws and regulations, including local labor laws, and the failure to comply with such requirements may result in damages, fines and penalties which could adversely affect the Company’s business.

The Company’s inability to effectively complete and manage divestitures and other significant transactions could adversely impact the Company’s business performance including the Company’s financial results.
As part of the Company’s strategy, we are engaged in discussions with third parties regarding possible divestitures, asset sales, investments, acquisitions, strategic alliances, joint ventures, and outsourcing transactions and enter into agreements relating to such transactions in order to further the Company’s business objectives.  In order to pursue this strategy successfully, we must identify suitable buyers, sellers and partners and successfully complete transactions, some of which may be large and complex, and manage post closing issues such as the elimination of any post sale cost overhang related to divested businesses.  Risks of transactions can be more pronounced for larger and more complicated transactions, or if multiple transactions are pursued simultaneously.  If we fail to identify and complete successfully transactions that further the Company’s strategic objectives, we may be required to expend resources to develop products and technology internally, we may be at a competitive disadvantage or we may be adversely affected by negative market perceptions, any of which may have an adverse effect on the Company’s revenue, gross margins and profitability.  In addition, unpredictability surrounding the timing of such transactions could adversely affect the Company’s financial results.

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

The execution and enforcement of licensing agreements protects the Company’s intellectual property rights and provides a revenue stream in the form of up-front payments and royalties that enables us to further innovate and provide the marketplace with new products and services.  The Company’s ability to execute the Company’s intellectual property licensing strategies, including litigation strategies, such as the Company’s legal actions against Apple Inc., Research in Motion Limited, HTC and Samsung, could affect the Company’s revenue, earnings and liquidity.  Additionally, the uncertainty around the timing, outcome and magnitude of the Company’s intellectual property-related litigation, judgments and settlements could have an adverse effect on the Company’s revenues, earnings, and liquidity.  A potential sale of the Company’s digital imaging patent portfolios could also result in a reduction or the cessation of license revenue related to these patents.  The Company’s failure to develop and properly manage new intellectual property could adversely affect the Company’s market positions and business opportunities.

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
We must develop and introduce new products and services in a timely manner to keep pace with technological developments and achieve customer acceptance.  If we are unable to anticipate new technology trends, for example in print advertising and commercial printing, and develop improvements to the Company’s current technology to address changing customer preferences, this could adversely affect the Company’s revenue, earnings and cash flow.  Due to changes in technology and customer preferences, the market for traditional film and paper products and services is in decline.  The Company’s success depends in part on the Company’s ability to manage the decline of the market for these traditional products by continuing to reduce the Company’s cost structure to maintain profitability.

Even if a chapter 11 plan of reorganization is consummated, continued weakness or worsening of economic conditions could continue to adversely affect the Company’s financial performance and the Company’s liquidity.
The global economic environment and declines in consumption in the Company’s end markets have adversely affected sales of both commercial and consumer products and profitability for such products and was a factor leading to the Company filing for voluntary petitions for relief under chapter 11 of the U.S. Bankruptcy Code.  Further, global financial markets have been experiencing volatility.  Economic conditions could accelerate the continuing decline in demand for traditional products, which could also place pressure on the Company’s results of operations and liquidity.  While the Company is seeking to increase sales in markets that have already experienced an economic recovery such as Asia, there is no guarantee that anticipated economic growth levels in those markets will continue in the future, or that the Company will succeed in expanding sales in these markets.  In addition, accounts receivable and past due accounts could increase due to a decline in the Company’s customers’ ability to pay as a result of the economic downturn, and the Company’s liquidity, including the Company’s ability to use credit lines, could be negatively impacted by failures of financial instrument counterparties, including banks and other financial institutions.  If the global economic weakness and tightness in the credit markets continue for a greater period of time than anticipated or worsen, the Company’s profitability and related cash generation capability could be adversely affected and, therefore, affect the Company’s ability to meet the Company’s anticipated cash needs, impair the Company’s liquidity or increase the Company’s costs of borrowing.

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
The competitive environment in which we operate may require us to facilitate financing to the Company’s customers in order to win a contract.  Customer financing arrangements may include all or a portion of the purchase price for the Company’s products and services.  We may also assist customers in obtaining financing from banks and other sources.  The Company’s success may be dependent, in part, upon the Company’s ability to provide customer financing on competitive terms and on the Company’s customers’ creditworthiness.  The tightening of credit in the global financial markets can adversely affect the ability of the Company’s customers to obtain financing for significant purchases, which may result in a decrease in, or cancellation of, orders for the Company’s products and services.  If we are unable to provide competitive financing arrangements to the Company’s customers or if we extend credit to customers whose creditworthiness deteriorates, this could adversely impact the Company’s revenues, profitability and financial position.

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
Goodwill represents the excess of the amount we paid to acquire businesses over the fair value of their net assets at the date of the acquisition.  We test goodwill for impairment annually or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  Additionally, the Company’s other long-lived assets are evaluated for impairments whenever events or changes in circumstances indicate the carrying value may not be recoverable.  Either of these situations may occur for various reasons including changes in actual or expected income or cash flows.  We continue to evaluate current conditions to assess whether any impairment exists.  Impairments could occur in the future if market or interest rate environments deteriorate, expected future cash flows of the Company’s reporting units decline, silver prices increase significantly, or if reporting unit carrying values change materially compared with changes in respective fair values.  In the event of a sale of the Company’s digital imaging patent portfolios, Personalized Imaging and Document Imaging Businesses, cash flows related to these reporting units could decline significantly and materially impact the fair value of the Personalized and Document Imaging segment.

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

Items 2, 3, 4 and 5.

Not applicable.

Item 6.  Exhibits

(a)  Exhibits required as part of this report are listed in the index appearing below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EASTMAN KODAK COMPANY
                   (Registrant)

Date:           October 30, 2012
/s/ Eric Samuels
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
Exhibit
Number

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

Eastman Kodak Company
Index to Exhibits
Exhibit
Number

(4.13)	Debtor-In-Possession Credit Agreement, dated as of January 20, 2012
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
(Incorporated by reference to the Eastman Kodak Company Current Report on Form 8-K for the date March 5, 2012, as filed on March 6, 2012, Exhibit 99.1.)

Amendment No. 3 to the Debtor-In-Possession Credit Agreement, dated as of April 26, 2012
(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, Exhibit 4.13.)

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

Eastman Kodak Company
Index to Exhibits

Exhibit
Number

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

Eastman Kodak Company
Index to Exhibits

Exhibit
Number

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

Exhibit
Number

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

Eastman Kodak Company
Index to Exhibits

Exhibit
Number

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
(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2010, Exhibit 10.)

Eastman Kodak Company
Index to Exhibits

Exhibit
Number

(10.29)	Laura Quatela Agreement, dated October 31, 2011.
(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2011, Exhibit 10.41.)

(10.30)	Robert Berman Letter Agreement, dated December 8, 2011.
(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2011, Exhibit 10.42.)

(12)	Statement regarding Computation of Ratio of Earnings to Fixed Charges - filed herewith.

(31.1)	Certification – filed herewith.

(31.2)	Certification – filed herewith.

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

(101.CAL*)	XBRL Taxonomy Extension Calculation Linkbase

(101.INS*)	XBRL Instance Document

(101.LAB*)	XBRL Taxonomy Extension Label Linkbase

(101.PRE*)	XBRL Taxonomy Extension Presentation Linkbase

(101.SCH*)	XBRL Taxonomy Extension Schema Linkbase

(101.DEF*)	XBRL Taxonomy Extension Definition Linkbase

*  Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement of prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.