Form 10-Q/A
period 2012-10-31
EASTMAN KODAK CO
filed 2012-10-31
CIK 31235

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

Eastman Kodak Company
Form 10-Q/A
(Amendment No. 1)
September 30, 2012

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q (the “Form 10-Q”) of Eastman Kodak Company for the quarter ended September 30, 2012 is to furnish an updated Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to the Form 10-Q provides the consolidated financial statements and related notes from the Form 10-Q formatted in extensible business reporting language (“XBRL”).

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

Date:           October 31, 2012
By: /s/ Eric Samuels
Eric Samuels
Chief Accounting Officer and Corporate Controller
(Chief Accounting Officer and Authorized Signatory)

Eastman Kodak Company
Index to Exhibits (continued)

Exhibit
Number

(31.1)	Certification – filed herewith.

(31.2)	Certification – filed herewith.

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

 (101.CAL)    XBRL Taxonomy Extension Calculation Linkbase  - filed herewith.

(101.INS)     XBRL Instance Document – filed herewith.

(101.LAB)   XBRL Taxonomy Extension Label Linkbase – filed herewith.

(101.PRE)    XBRL Taxonomy Extension Presentation Linkbase – filed herewith.

(101.SCH)    XBRL Taxonomy Extension Schema Linkbase – filed herewith.

(101.DEF)    XBRL Taxonomy Extension Definition Linkbase – filed herewith.