Form 10-K
period 2012-12-31
EASTMAN KODAK CO
filed 2013-03-11
CIK 31235

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2012

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each Class

Common Stock, $2.50 par value

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2012 was approximately $60 million. The registrant has no non-voting common stock.

The number of shares outstanding of the registrant’s common stock as of March 1, 2013 was 272,335,686 shares of common stock.

Eastman Kodak Company

(Debtor-in-Possession)

Form 10-K

December 31, 2012

PART I

ITEM 1. BUSINESS

When used in this report, unless otherwise indicated by the context, “we,” “our,” “us,” and “Kodak” refer to the consolidated company on the basis of consolidation described in Note 2 to the consolidated financial statements in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K Report. Also, unless otherwise indicated by the context, “EKC” means the parent company, Eastman Kodak Company (the “Company”).

Kodak is transforming into a B2B company focused on its commercial imaging business. Kodak will be centered on commercial, packaging and functional printing solutions, and enterprise services’ markets in which Kodak offers customers advanced technologies that give them a competitive edge. Kodak also offers leading products and services in entertainment imaging and commercial films.

The Company was founded by George Eastman in 1880 and incorporated in 1901 in the State of New Jersey. Kodak is headquartered in Rochester, New York.

BANKRUPTCY PROCEEDINGS

On January 19, 2012 (the “Petition Date”), Eastman Kodak Company and its U.S. subsidiaries (together with the Company, the “Debtors”) filed voluntary petitions for relief (the “Bankruptcy Filing”) under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) case number 12-10202. The Company’s foreign subsidiaries (collectively, the “Non-Filing Entities”) were not part of the Bankruptcy Filing. The Debtors continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. The Non-Filing Entities continue to operate in the ordinary course of business.

The Bankruptcy Filing is intended to permit Kodak to reorganize and increase liquidity in the U.S. and abroad, monetize non-strategic intellectual property and businesses, fairly resolve legacy liabilities, and focus on the most valuable business lines to enable sustainable profitability. The Debtors’ goal is to develop and implement a reorganization plan that meets the standards for confirmation under the Bankruptcy Code. Confirmation of a reorganization plan could materially alter the classifications and amounts reported in Kodak’s consolidated financial statements, which do not give effect to any adjustments to the carrying values of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a reorganization plan or other arrangement or the effect of any operational changes that may be implemented.

Operation and Implication of the Bankruptcy Filing

Under Section 362 of the Bankruptcy Code, the filing of voluntary bankruptcy petitions by the Debtors automatically stayed most actions against the Debtors, including most actions to collect indebtedness incurred prior to the Petition Date or to exercise control over Kodak’s property. Accordingly, although the Bankruptcy Filing triggered defaults for certain of the Debtors’ debt obligations, creditors are stayed from taking any actions as a result of such defaults. Absent an order of the Bankruptcy Court, substantially all of the Debtors’ pre-petition liabilities are subject to compromise under a reorganization plan. As a result of the Bankruptcy Filing, the realization of assets and the satisfaction of liabilities are subject to uncertainty. The Debtors, operating as debtors-in-possession under the Bankruptcy Code, may, subject to approval of the Bankruptcy Court, sell or otherwise dispose of assets and liquidate or compromise liabilities for amounts other than those reflected in the consolidated financial statements. Further, a confirmed reorganization plan or other arrangement may materially change the amounts and classifications in the Company’s consolidated financial statements.

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

Subsequent to the Petition Date, the Debtors received approval, but not direction, from the Bankruptcy Court to pay or otherwise honor certain pre-petition obligations generally designed to stabilize Kodak’s operations. These obligations related to certain employee wages, salaries and benefits, certain customer program obligations, and the payment of vendors and other providers in the ordinary course for goods and services received after the Petition Date. The Debtors have retained, pursuant to Bankruptcy Court approval, legal and financial professionals to advise the Debtors in connection with the Bankruptcy Filing and certain other professionals to provide services and advice in the ordinary course of business. From time to time, the Debtors may seek Bankruptcy Court approval to retain additional professionals.

The U.S. Trustee for the Southern District of New York (the “U.S. Trustee”) has appointed an official committee of unsecured creditors (the “UCC”) as well as an official committee of retired employees (“Retiree Committee”). The UCC, the Retiree Committee and their legal representatives have a right to be heard on all matters affecting the Debtors that come before the Bankruptcy Court. There can be no assurance that the UCC will support the Debtors’ positions on matters to be presented to the Bankruptcy Court in the future or on any reorganization plan, once proposed.

Reorganization Plan

In order for the Debtors to emerge successfully from chapter 11, the Debtors must obtain the Bankruptcy Court’s approval of a reorganization plan, which will enable the Debtors to emerge from chapter 11 as a reorganized entity operating in the ordinary course of business outside of bankruptcy. In connection with a reorganization plan, the Company also may require new credit facilities, or “exit financing.” The Company’s ability to obtain such approval and exit financing will depend on, among other things, the timing and outcome of various ongoing matters related to the Bankruptcy Filing. A reorganization plan determines the rights and satisfaction of claims of various creditors and security holders, and is subject to the ultimate outcome of negotiations, events and Bankruptcy Court decisions ongoing through the date on which the reorganization plan is confirmed.

On February 22, 2013, the Bankruptcy Court entered an order extending the period of time that the Debtors have the exclusive right to file a plan of reorganization and disclosure statement with the Bankruptcy Court through and including April 18, 2013. The extension concerns only the length of time in which the Debtors have the sole right to file a plan of reorganization, not the duration of the case. The Debtors expect to emerge from bankruptcy in mid-2013.

The Debtor-In-Possession Credit Agreement (“DIP Credit Agreement” or “DIP”) stipulates that a draft of an acceptable reorganization plan and disclosure statement is to be provided to the DIP agent on or prior to January 15, 2013 and filed with the court on or prior to February 15, 2013. On January 15, 2013, the Company provided to the DIP agent a draft reorganization plan and disclosure statement. On February 6, 2013, the Company entered into an amendment of the DIP Credit Agreement to extend the requirement to file a plan of reorganization and disclosure statement with the Bankruptcy Court to April 30, 2013.

Under section 1125 of the Bankruptcy Code, the disclosure statement must be approved by the Bankruptcy Court before the Debtors may solicit acceptance of the proposed reorganization plan. To be approved by the Bankruptcy Court, the disclosure statement must contain “adequate information” that would enable a hypothetical holder to make an informed judgment about the plan. Once the disclosure statement is approved, the Debtors may send the proposed reorganization plan, the disclosure statement and ballots to all creditors entitled to vote. There can be no assurance that the Debtors will be able to secure approval for the Debtors’ proposed reorganization plan from creditors or confirmation from the Bankruptcy Court. In the event the Debtors do not secure approval or confirmation of the reorganization plan, any outstanding DIP Credit Agreement principal and interest could become immediately due and payable.

REPORTABLE SEGMENTS

Effective September 30, 2012, Kodak changed its segment reporting structure to three reportable segments: the Graphics, Entertainment and Commercial Films Segment, the Digital Printing and Enterprise Segment, and the Personalized and Document Imaging Segment. Prior period segment results have been revised to conform to the current period segment reporting structure. All the information provided herein reflects this change.

Kodak’s sales, earnings and assets by reportable segment for each of the past three years are shown in Note 26, “Segment Information,” in the Notes to Financial Statements.

GRAPHICS, ENTERTAINMENT AND COMMERCIAL FILMS (“GECF”) SEGMENT

Around the world, GECF provides digital and traditional product and service offerings to a variety of commercial industries, including; commercial print, direct mail, book publishing, newspapers and magazines, packaging, motion picture entertainment, printed electronics, and the aerial and industrial markets.

Graphics: The Kodak Graphics business encompasses Kodak’s full prepress portfolio, which includes; output equipment, plates, plate chemistry, media, print workflow software, digital controllers and related services. Kodak is the only supplier in the industry that develops and manufactures a fully-optimized portfolio for the global print market.

Net sales for Graphics accounted for 33%, 31%, and 27% of total consolidated revenue for the years ended December 31, 2012, 2011, and 2010, respectively.

Entertainment Imaging & Commercial Films: Kodak’s motion picture film business is the world-class leader in providing motion imaging products, services, and technology for the professional motion picture and exhibition industries. Products are sold directly to studios, laboratories, independent filmmakers and production companies. Quality and availability are important factors for these products, which are sold in a price-competitive environment. The distribution of motion pictures to theaters is another important element of this business, one in which Kodak continues to be widely recognized as a market leader.

The company’s commercial films business encompasses Aerial and Industrial Films – including Kodak Printed Circuit Board film. It also includes external sales for the components businesses: Polyester Film; Specialty Chemicals; Inks & Dispersions; and Solvent Recovery.

Net sales of Entertainment Imaging and Commercial Films accounted for 10%, 13%, and 14% of total consolidated revenue for the years ended December 31, 2012, 2011, and 2010, respectively.

Marketing and Competition: The key imperatives and marketing focus for the Graphics business are; investing in process-free technology, driving a total, optimized prepress solution, delivering the next-generation print software portfolio, expanding in emerging markets, and driving operational excellence and profitability. Kodak faces competition from other companies who offer a range of commercial offset and digital printing equipment, production software, consumables and service. The company also faces competition from electronic substitution and other service providers. Competitiveness is generally focused on a broad range of technology, solutions and price.

Key imperatives and marketing focus for the Entertainment Imaging business in 2013 are as follows; driving price across the portfolio, balancing manufacturing volumes with expected demand, working to make fixed costs variable at primary operating sites, and growing the external customer-base for the components business with a focus on the ink market. As the Entertainment Imaging industry continues to move to digital capture and digital cinema formats, Kodak anticipates that it will face new competitors, including some of its current customers and other electronics manufacturers. Kodak recently signed four new contracts with major Hollywood studios that are committed to buying the company’s motion picture film products through the end of 2014 or 2015.

DIGITAL PRINTING AND ENTERPRISE (“DP&E”) SEGMENT

DP&E serves a variety of customers in the creative, in-plant, data center, consumer printing, commercial printing, packaging, newspaper and digital service bureau market segments with a range of software, media and hardware products that provide customers with a variety of solutions.

Digital Printing: Digital Printing includes high-speed, high-volume commercial inkjet, including PROSPER equipment and STREAM technology, and color and black-and-white electrophotographic printing equipment, and related consumables and services.

Net sales for Digital Printing accounted for 11%, 11%, and 9% of total consolidated revenue for the years ended December 31, 2012, 2011, and 2010, respectively.

Packaging and Functional Printing: Packaging and Functional Printing includes packaging printing equipment and related consumables and services, as well as printed functional materials and components.

Enterprise Services and Solutions: Enterprise Services and Solutions include business solutions and consulting services.

Consumer Inkjet Systems: Consumer Inkjet Systems includes consumer inkjet printers and related ink and media consumables. Kodak has announced that, starting in 2013, its Consumer Inkjet business will solely consist of selling ink to its installed printer base.

Marketing and Competition: Around the world, DP&E products and services are sold through a variety of direct and indirect channels. DP&E faces competition from other companies that offer a range of commercial offset and digital printing equipment, consumables and service. Kodak also faces competition from software companies and other service providers. Competition is generally focused on technology, solutions, and price.

PERSONALIZED AND DOCUMENT IMAGING (“P&DI”) SEGMENT

P&DI provides consumer digital and traditional imaging products and service offerings, document scanning products and services, and licensing activities related to Kodak’s intellectual property.

Intellectual Property: Intellectual Property includes licensing activities related to digital imaging products and certain branded licensed products.

Net revenues for Intellectual Property accounted for (1)%, 2%, and 15% of total consolidated revenue for the years ended December 31, 2012, 2011, and 2010, respectively. On February 1, 2013, Kodak sold its digital imaging patents.

Personalized Imaging: Personalized Imaging includes retail systems solutions, paper and output systems, event imaging solutions and consumer film.

Net sales for Personalized Imaging accounted for 28%, 25%, and 22% of total consolidated revenue for the years ended December 31, 2012, 2011, and 2010, respectively.

Document Imaging: Document Imaging includes document scanning products and services and related maintenance offerings.

On August 23, 2012, Kodak announced the decision to initiate sale processes for its Personalized Imaging and Document Imaging businesses.

Marketing and Competition: Personalized Imaging products are sold through a variety of retail channels and distributor networks. Personalized Imaging faces competition from other major companies offering traditional and digital imaging products. Competition is generally focused on product features, system connectivity, software, service support, pricing and brand reputation. Document Imaging sells through channel partners and faces competition from other companies that offer scanning products, services and software. Competition is based on technology, product features, technical support, service offerings and pricing.

DISCONTINUED OPERATIONS

Discontinued operations of Kodak include the digital capture and devices business, Kodak Gallery, and other miscellaneous businesses.

FINANCIAL INFORMATION BY GEOGRAPHIC AREA

Financial information by geographic area for the past three years is shown in Note 26, “Segment Information,” in the Notes to Financial Statements.

RAW MATERIALS

The raw materials used by Kodak are many and varied, and are generally readily available. Lithographic aluminum is the primary material used in the manufacture of offset printing plates. Kodak procures lithographic aluminum coils from several suppliers on a spot basis or under contracts generally in place over the next one to two years. Silver is one of the essential materials used in the manufacture of films and photographic papers. Kodak purchases silver from numerous suppliers under annual agreements or on a spot basis. Paper base is an essential material in the manufacture of photographic papers. Kodak has a contract to acquire paper base from a certified photographic paper supplier through the end of 2013. Electronic components are used in the manufacturing of commercial printers and other electronic devices. Although most electronic components are generally available from multiple sources, certain key electronic components included in the finished goods manufactured by and purchased from Kodak’s third party suppliers are obtained from single or limited sources, which may subject Kodak to supply risks.

SEASONALITY OF BUSINESS

Sales and earnings of Personalized Imaging within the P&DI segment are linked to the timing of holidays, vacations and other leisure or gifting seasons. Sales are normally lowest in the first quarter due to fewer holidays and less picture-taking and gift-giving opportunities during that time.

Sales and earnings of Document Imaging within the P&DI segment generally exhibit higher levels in the fourth quarter due to seasonal demand of government agencies and other customers operating under calendar year budget deadlines.

Sales of the DP&E segment generally exhibit modestly higher levels in the fourth quarter due to the seasonal nature of equipment placements.

Sales of entertainment imaging film within the GECF segment are typically strongest in the second quarter reflecting increased demand due to the summer motion picture season.

RESEARCH AND DEVELOPMENT

Through the years, Kodak has engaged in extensive and productive efforts in research and development.

Research and development expenditures for Kodak’s three reportable segments were as follows:

	For the Year Ended December 31,
(in millions)	2012	2011	2010
Graphics, Entertainment and Commercial Films	$44	$68	$91
Digital Printing and Enterprise	102	120	118
Personalized and Document Imaging	58	65	77
All Other	—	—	2
Impact of exclusion of certain components of pension and OPEB income (expenses) from the segment measure of profitability (1)	3	(18)	(39)

Total	$207	$235	$249

(1)	Composed of interest cost, expected return on plan assets, amortization of actuarial gains and losses, and special termination benefits, curtailments and settlement components of pension and other postretirement benefit expenses, except for settlements in connection with the chapter 11 bankruptcy proceedings that are recorded in Reorganization items, net in the Consolidated Statement of Operations.

Research and development is headquartered in Rochester, New York. Other U.S. groups are located in Stamford, Connecticut; Dayton, Ohio; Oakdale, Minnesota; and Columbus, Georgia. Outside the U.S., groups are located in Canada, England, Israel, Germany, Japan, and China. These groups work in close cooperation with manufacturing units and marketing organizations to develop new products and applications to serve both existing and new markets.

It has been Kodak’s general practice to protect its investment in research and development and its freedom to use its inventions by obtaining patents. The ownership of these patents contributes to Kodak’s ability to provide leadership products. Kodak holds portfolios of patents in several areas important to its business, including flexographic and lithographic printing plates and systems; digital printing workflow and color management proofing systems; color and black-and-white electrophotographic printing systems; commercial and consumer inkjet writing systems, printers, and presses; inkjet inks and media; functional printing materials, formulations, and deposition modalities; dye sublimation (thermal transfer) printing systems; and color negative films, processing and papers. Each of these areas is important to existing and emerging business opportunities that bear directly on Kodak’s overall business performance.

Kodak’s major products are not dependent upon one single, material patent. Rather, the technologies that underlie Kodak’s products are supported by an aggregation of patents having various remaining lives and expiration dates. There is no individual patent, or group of patents, whose expiration are expected to have a material impact on Kodak’s results of operations.

ENVIRONMENTAL PROTECTION

Kodak is subject to various laws and governmental regulations concerning environmental matters. The U.S. federal environmental legislation and state regulatory programs having an impact on Kodak include the Toxic Substances Control Act, the Resource Conservation and Recovery Act, the Clean Air Act, the Clean Water Act, the NY State Chemical Bulk Storage Regulations and the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (the “Superfund Law”).

It is Kodak’s policy to carry out its business activities in a manner consistent with sound health, safety and environmental management practices, and to comply with applicable health, safety and environmental laws and regulations. Kodak continues to engage in programs for environmental, health and safety protection and control.

Based upon information presently available, future costs associated with environmental compliance are not expected to have a material effect on Kodak’s capital expenditures, results of operations or competitive position, although costs could be material to a particular quarter or year.

EMPLOYMENT

At the end of 2012, Kodak employed the full time equivalent of approximately 13,000 people, of whom approximately 6,000 were employed in the U.S. The actual number of employees may be greater because some individuals work part time.

AVAILABLE INFORMATION

Kodak files many reports with the Securities and Exchange Commission (“SEC”) (www.sec.gov), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. These reports, and amendments to these reports, are made available free of charge as soon as reasonably practicable after being electronically filed with or furnished to the SEC. They are available through Kodak’s website at www.Kodak.com. To reach the SEC filings, follow the links to Investor Center, and then SEC Filings. Additionally, Kodak provides information related to the chapter 11 filing and reorganization plan through Kodak’s www.kodaktransforms.com website.

The CEO and CFO certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are included as exhibits to this report. These certifications are also included with the Form 10-K for the year ended December 31, 2011 filed on February  29, 2012.

ITEM 1A. RISK FACTORS

Due to the Debtors’ restructuring process under chapter 11 of the United States Bankruptcy Code, the Debtors’ future operations are uncertain and are affected by a number of risks and uncertainties over which the Company has little or no control.

The Debtors are subject to a number of risks and uncertainties associated with the filing of voluntary petitions for relief under chapter 11 of the U.S. Bankruptcy Code, which may lead to potential adverse effects on the Debtors’ liquidity, results of operations, brand or business prospects. We cannot assure you of the outcome of the Debtors’ chapter 11 proceedings. Risks associated with the chapter 11 proceedings may adversely impact all entities, including the non-filing Entities, and include an adverse impact on the following:

•	the ability of the Company to continue as a going concern;

•	the Debtors’ ability to obtain Bankruptcy Court approval with respect to motions in the chapter 11 proceedings and the outcomes of Bankruptcy Court rulings of the proceedings in general;

•	the length of time the Debtors will operate under the chapter 11 proceedings and its ability to successfully emerge;

•	the ability of the Debtors to develop, consummate and implement one or more plans of reorganization with respect to the chapter 11 proceedings;

•

the Debtors’ ability to obtain Bankruptcy Court and creditor approval of their plan of reorganization and the impact of alternative proposals, views and objections of creditor committees and other stakeholders, which may make it difficult to develop and consummate a plan of reorganization in a timely manner;

•	risks associated with third party motions in the chapter 11 proceedings, which may interfere with the Debtors’ plan of reorganization;

•	the ability to maintain sufficient liquidity throughout the chapter 11 proceedings;

•	the ability of the Company to secure sufficient financing to support its reorganization and emergence from bankruptcy;

•	increased costs related to the bankruptcy filing and other litigation;

•	The Debtors’ ability to manage contracts that are critical to operations, to obtain and maintain appropriate terms with customers, suppliers and service providers;

•	whether the Company’s non-U.S. subsidiaries continue to operate their businesses in the normal course;

•	the ability to fairly resolve legacy liabilities in alignment with the Debtors’ plan of reorganization;

•	the outcome of all pre-petition claims against the Debtors; and

•	the Company’s ability to maintain existing customers, vendor relationships and expand sales to new customers.

Continued investment, capital needs, restructuring payments and servicing the Company’s debt require a significant amount of cash and the Company may not be able to generate cash necessary to finance these activities, which could adversely affect its business, operating results and financial condition and, as a result, its ability to successfully emerge from bankruptcy.

The Company’s business may not generate cash flow in an amount sufficient to enable it to pay the principal of, or interest on the Company’s indebtedness, or to fund the Company’s other liquidity needs, including working capital, capital expenditures, product development efforts, strategic acquisitions, investments and alliances, costs related to the cases and other general corporate requirements.

The Company’s ability to generate cash is subject to general economic, financial, competitive, litigation, regulatory and other factors that are beyond the Company’s control. We cannot assure you that:

•	the Company’s businesses will generate sufficient cash flow from operations;

•	the Company will be able to generate sufficient cash proceeds through the disposition of the Company’s Personalized Imaging, Document Imaging and other businesses;

•	the Company will be able to repatriate or move cash to locations where and when it is needed;

•	the Company will realize cost savings, earnings growth and operating improvements resulting from the execution of the Debtors’ chapter 11 business and restructuring plan; or

•	future sources of funding will be available to the Company in amounts sufficient to enable it to fund the Company’s liquidity needs.

If we cannot fund the Company’s liquidity needs, we will have to take actions such as reducing or delaying capital expenditures, product development efforts, strategic acquisitions, and investments and alliances; selling additional assets; restructuring or refinancing the Company’s debt; or seeking additional equity capital. These actions may be restricted as a result of the Debtors’ chapter 11 proceedings, the DIP Credit Agreement, and, if completed, the Junior DIP Facility. Such actions could increase the Company’s debt, negatively impact customer confidence in the Company’s ability to provide products and services, reduce the Company’s ability to raise additional capital, delay sustained profitability, and adversely affect the Debtors’ ability to emerge from bankruptcy. We cannot assure you that any of these remedies could, if necessary, be affected on commercially reasonable terms, or at all, or that they would permit us to meet the Company’s scheduled debt service obligations. In addition, if we incur additional debt, the risks associated with the Company’s substantial leverage, including the risk that we will be unable to service the Company’s debt or generate enough cash flow to fund the Company’s liquidity needs, could intensify.

The Company’s plans to raise cash proceeds from the sale of the Personalized and Document Imaging businesses and the sale of non-core assets may not be successful in raising sufficient cash, may be negatively impacted by factors beyond the Company’s control and may harm the perception of us among customers, suppliers and service providers.

A number of factors could influence the Company’s ability to successfully raise cash through business and asset sales, including the approval of the Bankruptcy Court and the Unsecured Creditors Committee under chapter 11, the process utilized to sell these businesses and assets, the limited number of potential buyers for these businesses and assets, the purchase price such buyers are willing to offer for these businesses and assets and their capacity to fund the purchase, or the ability of potential buyers to conclude transactions and potential issues in the closing of transactions due to regulatory or governmental review processes. One or more of these factors, or other unknown factors, could negatively affect the timing of planned sales and the level of cash proceeds derived from the sales which could adversely impact the Company’s cash generation and liquidity. Further, there is no assurance that these plans will be successful in raising sufficient cash proceeds or that the sale of certain of the Company’s businesses and assets, will not harm the Company’s customers’, suppliers’ and service providers’ perception of us.

If we are unsuccessful with the Company’s strategic investment decisions, the Company’s financial performance could be adversely affected.

The Company has focused its investments on commercial businesses in large growth markets that are positioned for technology and business model transformation, specifically, commercial inkjet, packaging and functional printing solutions, and enterprise services. While we believe each of these businesses has significant growth potential, they may also require additional investment and may not be successful strategies when implemented. The introduction of successful innovative products at market competitive prices, and the achievement of scale are necessary for us to grow these businesses, improve margins and achieve the Company’s financial objectives. The introduction of products requires great precision in forecasting demand and understanding commercial business requirements in a rapidly moving marketplace. If we are unsuccessful in growing the Company’s investment businesses as planned, or perceiving the needs of the rapidly changing commercial businesses, the Company’s financial performance could be adversely affected.

The Company’s failure to implement plans, or delays in implementing plans to reduce the Company’s cost structure could negatively affect the Company’s consolidated results of operations, financial position and liquidity.

We recognize and have communicated the need to rationalize Kodak’s workforce and streamline operations to a leaner more focused organization aligned with its identified emerging businesses and operations. We have started implementing such cost rationalization plans including a restructuring of resources, manufacturing, supply chain, marketing, sales and administrative resources, the Company’s operations, results, financial position and liquidity could be negatively impacted. There are no assurances that such implementation will be successful or that the results we achieve will be consistent with our expectations. Additionally, if restructuring plans are not effectively managed, we may experience lost customer sales, product delays and other unanticipated effects, causing harm to our business and customer relationships. The business plan associated with the Company’s chapter 11 reorganization is subject to a number of assumptions, projections, and analysis. If these assumptions prove to be incorrect, we may be unsuccessful in executing the Company’s business plan or achieving the projected results, which could adversely impact our financial results and liquidity. Finally, the timing and implementation of these plans require compliance with numerous laws and regulations, including local labor laws, and the failure to comply with such requirements may result in damages, fines and penalties which could adversely affect the Company’s business.

The consummation of the Junior DIP Facility financing and borrowing of loans thereunder is subject to a number of conditions, and there is no assurance that these conditions will be satisfied or waived. If we are unable to close our Junior DIP Financing on favorable terms or at all, or if, in such event, we are unable to obtain alternative sources of financing, our ability to finance our operations may be adversely affected.

The consummation of the Junior DIP Facility financing is subject to a number of conditions, including, among others, an amendment of our DIP Credit Agreement becoming effective, the absence of any material adverse effect since September 30, 2012 and the occurrence of the closing of the Junior DIP Facility no later than April 5, 2013. There is no assurance that these conditions will be satisfied or waived. If we fail to satisfy any of these conditions, including any conditions to the amendment of our DIP Credit Agreement becoming effective, the financing under the Junior DIP Facility will not be made available to us, which, unless we are able to secure alternative sources of financing, may adversely affect our liquidity and, consequently, our businesses, operating results, financial condition and our ability to emerge from bankruptcy.

In addition, a portion of the loans under the Junior DIP Facility will convert into loans under the related exit facility if we meet the conditions precedent to conversion. If we consummate our Junior DIP Financing but fail to meet the conditions precedent to conversion, we will be required to repay in cash our Junior DIP Facility together with accrued and unpaid interest, which may adversely impact our ability to emerge from bankruptcy.

The Company’s inability to effectively complete and manage divestitures and other significant transactions could adversely impact the Company’s business performance including the Company’s financial results.

As part of the Company’s strategy, we are engaged in discussions with third parties regarding possible divestitures, asset sales, investments, acquisitions, strategic alliances, joint ventures, and outsourcing transactions and enter into agreements relating to such transactions in order to further the Company’s business objectives. In order to pursue this strategy successfully, we must identify suitable buyers, sellers and partners and successfully complete transactions, some of which may be large and complex, and manage post closing issues such as the elimination of any post sale cost overhang related to divested businesses. Risks of transactions can be more pronounced for larger and more complicated transactions, or if multiple transactions are pursued simultaneously. If we fail to identify and successfully complete transactions that further the Company’s strategic objectives, we may be required to expend resources to develop products and technology internally, we may be at a competitive disadvantage or we may be adversely affected by negative market perceptions, any of which may have an adverse effect on the Company’s revenue, gross margins and profitability. In addition, unpredictability surrounding the timing of such transactions could adversely affect the Company’s financial results.

There can be no assurance that the Company will be able to meet the requirements under our DIP Credit Agreement and, if applicable, the Junior DIP Facility.

In addition to standard financing covenants and events of default, the DIP Credit Agreement also provides for (i) a periodic delivery by the Company of various financial statements set forth in the DIP Credit Agreement and (ii) specific milestones that the Company must achieve by specific target dates. In addition, the Company and its subsidiaries are required not to permit consolidated adjusted EBITDA to be less than a specified level for certain periods, and to maintain minimum U.S. Liquidity (as defined in the DIP Credit Agreement).

A breach of any of the covenants contained in the DIP Credit Agreement or related orders or our inability to comply with the required financial covenants in this agreement, when applicable, could result in an event of default under the DIP Credit agreement, subject, in certain cases, to applicable grace and cure periods. If any event of default occurs and we are not able either to cure it or obtain a waiver from the requisite lenders under the agreement, the administrative agent of the DIP Credit Agreement may, and at the request of the requisite lenders shall, declare all of our outstanding obligations under the agreement, together with accrued interest and fees, to be immediately due and payable, and the agent under the agreement may, and at the request of the requisite lenders shall, terminate the lenders’ commitments under the DIP Credit Agreement and cease making further loans, and if applicable, the agent could institute foreclosure proceedings against our pledged assets, which could result in the Company being liquidated. The automatic stay that applies to pre-petition obligations under chapter 11 of the Bankruptcy Code does not apply to these obligations. The lenders may demand more restrictive covenants, operational or business changes and/or economic compensation as conditions to waiving any default or modifying terms prior to default. This could materially and adversely affect our operations, and our ability to emerge from bankruptcy and to satisfy our obligations as they come due.

If we consummate the Junior DIP Facility financing, similar risks will apply with respect to our ability to meet the requirements of the Junior DIP Facility.

There can be no assurance that the Company will be able to meet the requirements to convert certain loans into an exit facility.

The Junior DIP Facility provides for the conversion of certain loans thereunder into an exit facility, subject to certain conditions. If the Junior DIP Facility financing is not completed, or if, in such event, we are not able to secure alternative financing, our ability to successfully emerge from bankruptcy could be adversely affected.

Conditions to conversion into the exit facility include Bankruptcy Court approval of a plan of reorganization by September 15, 2013, with an effective date no later than September 30, 2013; payment of $200 million of principal amount of New Money Loans; the resolution of all obligations owing in respect of the KPP obligations on terms reasonably satisfactory to a certain majority of the Junior DIP Facility lenders, and an additional prepayment of loans in an amount equal to 75% of U.S. Liquidity (as defined in the agreement) above $200 million. Additionally, our ability to convert a portion of the loans under the Junior DIP Facility at emergence is subject to us receiving a cash purchase price of at least $600 million from the disposition of any combination of certain specified assets that are not part of the Commercial Imaging business, including any combination of the Document Imaging and Personalized Imaging businesses and trademarks, trademark licenses, domain names and related intellectual property assets and materials; provided that the consent of a certain majority of the Junior DIP Facility lenders would be necessary to exclude the assets of the Document Imaging and Personalized Imaging businesses from the disposition. If we fail to satisfy the condition or it is not waived, we will be required to pay in cash all of our loans under the Junior DIP Facility at emergence, which could adversely affect the Debtors’ ability to emerge from chapter 11.

Our plan of reorganization and related disclosure statement is not yet available, and the contents of our plan of reorganization are uncertain and highly speculative.

We have not distributed a plan of reorganization to creditors or filed a plan of reorganization with the Bankruptcy Court and may not do so for some time. The plan of reorganization will be accompanied by a disclosure statement approved by the Bankruptcy Court and will provide “adequate information” (as used in the Bankruptcy Code) to those stakeholders entitled to vote on the plan of reorganization. All prepetition claims against the Debtors will likely be subject to compromise in our plan of reorganization and the nature and amount of distributions to prepetition creditors is highly speculative at this time. Additionally, it is unlikely that we will propose to make any distribution on account of the stock of the Company in connection with our plan of reorganization. Any investment in our securities prior to review of a Bankruptcy Court-approved disclosure statement is also highly speculative. The contents of our plan of reorganization will depend on many factors beyond the value of our assets, including the amount of claims against those assets, the resolution of intercompany claims, the results of strategic processes that are underway, our business results, our financing activities, and the outcome of negotiations with creditors. The contents of our plan of reorganization are uncertain and may be dramatically different than the current expectations of the Company or any of its stakeholders. The plan of reorganization also may treat prepetition claims of certain customers, suppliers and continuing business partners more favorably than general unsecured creditors.

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

The Kodak Limited Pension Plan in the United Kingdom has a significant underfunded position, which Kodak Limited does not have the capacity to fully fund. Any demands made against Kodak Limited in respect of the pension deficiency or other amounts due to this pension plan could result in the insolvent liquidation of Kodak Limited and other non-U.S. subsidiaries.

Kodak Limited is the statutory employer with respect to the Kodak Pension Plan in the United Kingdom (the “KPP”), which has an underfunded position of approximately $1.5 billion (calculated in accordance with U.S. GAAP) as of December 31, 2012. The Company previously issued a guarantee to Kodak Limited and the trustee of the KPP under which it guaranteed the ability of Kodak Limited to make certain contributions to the KPP. Refer to Note 1, “Bankruptcy Proceedings—Eastman Kodak Company Guarantee” in the Notes to Financial Statements in Item 8 below, for a description of the guarantee. The trustee of the KPP filed a claim in the chapter 11 case against the Company under this guarantee alleging that the pension deficiency is approximately $2.8 billion. The trustee of the KPP could demand that Kodak Limited fund the full pension deficiency at any time. Kodak Limited does not have assets sufficient to fully fund the KPP deficiency if such a demand were made and not fully covered by funding received from the Company under its guarantee. Since Kodak Limited is not a Debtor in the chapter 11 case, Kodak Limited is not protected by the stay of enforcement proceedings applicable to the Debtors and a KPP claim against Kodak Limited will not be subject to involuntary compromise as part of the Chapter 11 plan of reorganization. In addition, Kodak Limited has not made an annual contribution of approximately $50 million due the KPP for 2012 and this amount could be demanded by the KPP at any time. If KPP demands payment of this amount, Kodak Limited does not have available cash to pay it without drawing on intercompany loans to other Company subsidiaries. Kodak Limited is the largest creditor and sole equity owner of Kodak International Finance Limited, a subsidiary that currently functions as a global cash management company and also has received substantial advances from, and made substantial loans to, various non-U.S. subsidiaries whose liquidity is important to the continued operation of the global group as a going concern.

The Company is in discussions with the trustee of the KPP with respect to the voluntary settlement of the KPP claims against the Company, including Kodak Limited. If there is no voluntary settlement with the KPP, or if a voluntary settlement does not become effective or proves incomplete or inadequate, the trustee of the KPP will, and the Pension Protection Fund and the Pension Regulator in the United Kingdom may, have claims against Kodak Limited and potentially other Kodak group companies in addition to the claims filed by KPP against the Debtors in the Chapter 11 cases. Prosecution of these claims could lead to the insolvent liquidation of Kodak Limited, its subsidiary Kodak International Finance Limited and other non-U.S. subsidiaries. The insolvent liquidation of non-U.S. subsidiaries would result in the loss of control of those subsidiaries by the Company, may disrupt global cash management, and may delay or prevent the successful restructuring of the global group as a going concern. In addition, in the event a non-Debtor subsidiary of the Company shall become insolvent or enter insolvency proceedings, any outstanding amount under the DIP Credit Agreement and, if applicable, Junior DIP Facility principal and interest could become immediately due and payable.

Any settlement with the KPP must be reasonably acceptable to the DIP Facility agent and a certain majority of the Junior DIP Facility lenders, which may make reaching such a settlement more difficult.

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

In addition, third parties may claim that the Company’s customers, licensees or other parties indemnified by us are infringing upon their intellectual property rights. Such claims may be made by competitors seeking to block or limit the Company’s access to certain markets. Additionally, in recent years, individuals and groups have begun purchasing intellectual property assets for the sole purpose of making claims of infringement and attempting to extract settlements from large companies like ours. Even if we believe that the claims are without merit, the claims can be time consuming and costly to defend and distract management’s attention and resources. Claims of intellectual property infringement also might require us to redesign affected products, enter into costly settlement or license agreements or pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling certain of the Company’s products. Even if we have an agreement to indemnify us against such costs, the indemnifying party may be unable to uphold its contractual obligations. If we cannot or do not license the infringed technology at all, license the technology on reasonable terms or substitute similar technology from another source, the Company’s revenue and earnings could be adversely impacted. Finally, we use open source software in connection with the Company’s products and services. Companies that incorporate open source software into their products have, from time to time, faced claims challenging the ownership of open source software and/or compliance with open source license terms. As a result, we could be subject to suits by parties claiming ownership of what we believe to be open source software or noncompliance with open source licensing terms. Some open source software licenses require users who distribute open source software as part of their software to publicly disclose all or part of the source code to such software and/or make available any derivative works of the open source code on unfavorable terms or at no cost. Any requirement to disclose the Company’s source code or pay damages for breach of contract could be harmful to the Company’s business results of operations and financial condition.

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

We must develop and introduce new products and services in a timely manner to keep pace with technological developments and achieve customer acceptance. If we are unable to anticipate new technology trends and develop improvements the Company’s current technology to address changing customer preferences, this could adversely affect the Company’s revenue, earnings and cash flow. Due to changes in technology and customer preferences, the market for traditional film and paper products and services is in decline. The Company’s success depends in part on the Company’s ability to manage the decline of the market for these traditional products by continuing to reduce the Company’s cost structure to maintain profitability.

Even if a chapter 11 plan of reorganization is consummated, continued weakness or worsening of economic conditions could continue to adversely affect the Company’s financial performance and the Company’s liquidity.

The global economic environment and declines in consumption in the Company’s end markets have adversely affected sales of our products and profitability. This environment and decline was a factor leading to the Company filing for voluntary petitions for relief under chapter 11 of the U.S. Bankruptcy Code. Further, global financial markets have been experiencing volatility. Economic conditions could accelerate the continuing decline in demand for traditional products, which could also place pressure on the Company’s results of operations and liquidity. There is no guarantee that anticipated economic growth levels in markets that have experienced some economic recovery will continue in the future, or that the Company will succeed in expanding sales in these markets. In addition, accounts receivable and past due accounts could increase due to a decline in the Company’s customers’ ability to pay as a result of the economic downturn, and the Company’s liquidity, including the Company’s ability to use credit lines, could be negatively impacted by failures of financial instrument counterparties, including banks and other financial institutions. If the global economic weakness and tightness in the credit markets continue for a greater period of time than anticipated or worsen, the Company’s profitability and related cash generation capability could be adversely affected and, therefore, affect the Company’s ability to meet the Company’s anticipated cash needs, impair the Company’s liquidity or increase the Company’s costs of borrowing.

If we cannot attract, retain and motivate key employees, the Company’s revenue and earnings could be harmed.

In order for us to be successful, we must continue to attract, retain and motivate executives and other key employees, including technical, managerial, marketing, sales, research and support positions. Hiring and retaining qualified executives, research and engineering professionals, and qualified sales representatives, particularly in the Company’s targeted growth markets, is critical to the Company’s future. If we cannot attract qualified individuals, retain key executives and employees or motivate the Company’s employees, the Company’s business could be harmed. The Company’s filing for chapter 11 may create additional distractions and uncertainty for employees, and impact the Company’s ability to retain key employees and effectively recruit new employees. Furthermore, as is typical in chapter 11 restructurings, there may be changes in the composition of the Company’s Board of Directors and its officers following the Company’s emergence from chapter 11. The Company’s ability to take measures to motivate and retain key employees may be restricted while operating under chapter 11. We may experience increased levels of employee attrition.

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

If we are unable to provide competitive financing arrangements to Kodak’s customers or if we extend credit to customers whose creditworthiness deteriorates, this could adversely impact the Company’s revenues, profitability and financial position.

The competitive environment in which we operate may require us to facilitate financing to our customers in order to win a contract. Customer financing arrangements may cover all or a portion of the purchase price for the Company’s products and services. We may also assist customers in obtaining financing from banks and other sources. The Company’s success may be dependent, in part, upon the Company’s ability to provide customer financing on competitive terms and on the Company’s customers’ creditworthiness. The tightening of credit in the global financial markets can adversely affect the ability of the Company’s customers to obtain financing for significant purchases, which may result in a decrease in, or cancellation of, orders for the Company’s products and services. If we are unable to provide competitive financing arrangements to our customers or if we extend credit to customers whose creditworthiness deteriorates, this could adversely impact the Company’s revenues, profitability and financial position.

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

Our worldwide operations could be subject to earthquakes, power shortages, telecommunications failures, cyber attacks, terrorism, water shortages, tsunamis, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics, political or economic instability, and other natural or manmade disasters or business interruptions, for which we are predominantly self insured. The occurrence of any of these business disruptions could seriously harm our revenue and financial condition and increase our costs and expenses. In addition, some areas, including parts of the east and west coasts of the United States, have previously experienced, and may experience in the future, major power shortages and blackouts. These blackouts could cause disruptions to our operations or the operations of our suppliers, distributors and resellers, or customers. The impact of these risks is greater in areas where products are manufactured at a sole or limited number of location(s), and where the sourcing of materials is limited to a sole or limited base of suppliers since any material interruption in operations in such locations or suppliers could impact our ability to provide a particular product or service for a period of time. These events could seriously harm our revenue and financial condition, and increase our costs and expenses.

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

Goodwill represents the excess of the amount we paid to acquire businesses over the fair value of their net assets at the date of the acquisition. We test goodwill for impairment annually or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Additionally, the Company’s other long-lived assets are evaluated for impairments whenever events or changes in circumstances indicate the carrying value may not be recoverable. Either of these situations may occur for various reasons including changes in actual or expected income or cash flows. We continue to evaluate current conditions to assess whether any impairment exists. Impairments could occur in the future if market or interest rate environments deteriorate, expected future cash flows of the Company’s reporting units decline, or if reporting unit carrying values change materially compared with changes in respective fair values. On February 1, 2013, the Company sold its digital imaging patents. The cash flows related to the Intellectual Property goodwill reporting unit from patent licensing activity will significantly change and the fair value of the reporting unit may be materially impacted as a result of the sale.

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

There can be no assurance that we will be able to market and sell our products in all of the Company’s targeted markets. If the Company’s efforts are not successful, the Company’s business growth and results of operations could be harmed.

We are subject to environmental laws and regulations and failure to comply with such laws and regulations or liabilities imposed as a result of such laws and regulations could have an adverse effect on the Company’s business, results of operations and financial condition.

We are subject to environmental laws and regulations in the jurisdictions in which we conduct the Company’s business, including laws regarding the discharge of pollutants, including greenhouse gases, into the air and water, the need for environmental permits for certain operations, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites, the content of the Company’s products and the recycling and treatment and disposal of the Company’s products. If we do not comply with applicable laws and regulations in connection with the use and management of hazardous substances, then we could be subject to liability and/or could be prohibited from operating certain facilities, which could have a material adverse effect on the Company’s business, results of operations and financial condition. The cost of complying with such laws, and costs associated with the cleanup of contaminated sites, could have a material adverse effect on the Company’s business, results of operations and financial condition.

New regulations related to “conflict minerals” will require the Company to incur additional expenses and could limit the supply and increase the cost of certain metals used in manufacturing the Company’s products.

In August 2012, the SEC adopted rules requiring disclosure related to sourcing of specified minerals, known as “conflict minerals”, that are necessary to the functionality or production of products manufactured or contracted to be manufactured by public companies. The new rules, effective in 2013, require a report to be filed by May 31, 2014, and if applicable, require companies to undertake due diligence, disclose whether or not such minerals originated from the Democratic Republic of Congo or an adjoining country. As a result, additional expenses will be incurred in complying and performing due diligence in complying with the new rules. In addition, the implementation of the new rules could adversely affect the Company’s sourcing, supply and pricing of materials used in the Company’s products. There may only be a limited number of suppliers offering “conflict free” conflict minerals, and the Company cannot be certain that it will be able to obtain necessary “conflict free” conflict minerals from such suppliers in sufficient quantities or at competitive prices. Because the Company’s supply chain is complex, the Company may also not be able to sufficiently verify the origins of the relevant minerals used in the Company’s products through the due diligence procedures that the Company implements, which may harm the Company’s reputation.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Kodak’s worldwide headquarters is located in Rochester, New York.

Products in the DP&E segment are manufactured in the United States in Rochester, New York; Dayton, Ohio; and Weatherford, Oklahoma. Manufacturing facilities outside the United States are located in China and Japan.

Products in the GECF segment are manufactured in the United States in Rochester, New York and Columbus, Georgia. Manufacturing facilities outside the United States are located in Germany, China, Japan, United Kingdom and Canada.

Products in the P&DI segment are manufactured in the United States in Rochester, New York and Windsor, Colorado. Manufacturing facilities outside the United States are located in China, Brazil, United Kingdom, India and Russia.

Properties within a country may be shared by all segments operating within that country.

Regional distribution centers are located in various places within and outside of the United States. Kodak owns or leases administrative, research and development, manufacturing, marketing, and processing facilities in various parts of the world. The leases are for various periods and are generally renewable.

ITEM 3. LEGAL PROCEEDINGS

On January 19, 2012, Eastman Kodak Company and its U.S. subsidiaries (the “Filing Subsidiaries,” and together with the Company, the “Debtors”) filed voluntary petitions for relief (the “Bankruptcy Filing”) under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) case number 12-10202. The Company’s foreign subsidiaries (collectively, the “Non-Filing Entities”) were not part of the Bankruptcy Filing. The Debtors continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. The Non-Filing Entities continue to operate in the ordinary course of business. On January 20, 2012, the Company and Kodak Canada Inc. (the “Canadian Borrower” and, together with the Company, the “Borrowers”) entered into a Debtor-in-Possession Credit Agreement (the “DIP Credit Agreement”). As a result of the Bankruptcy, much of the pending litigation against the Debtors is stayed. Subject to certain exceptions and approval by the Bankruptcy Court, during the chapter 11 process, no party can take further actions to recover pre-petition claims against the Company. Refer to Note 1, “Bankruptcy Proceedings” in the Notes to the Consolidated Financial Statements for additional information.

Subsequent to the Company’s chapter 11 filing, between January 27, 2012 and March 22, 2012, several putative class action suits were filed in federal court in the Western District of New York, as putative class action suits, against the current and certain former members of the Board of Directors (Board), the Company’s Savings and Investment Plan (SIP) Committee and certain former and current executives of the Company. The suits have been consolidated into a single action brought under the Employee Retirement Income Security Act (ERISA), styled as In re Eastman Kodak ERISA Litigation, and the current and former members of the Board have been dismissed from those suits. The allegations concern the decline in the Company’s stock price and its alleged impact on SIP and on the Company’s Employee Stock Ownership Plan. Plaintiffs seek the recovery of any losses to the applicable plans, a constructive trust, the appointment of an independent fiduciary, equitable relief, as applicable, and attorneys’ fees and costs. The Company has filed a motion to dismiss the litigation.

On February 10, 2012, a suit was filed in federal court in the Southern District of New York against the Chief Executive Officer, the President and Chief Operating Officer and the Chief Financial Officer, as a putative class action suit under the federal securities laws, claiming that certain Company statements concerning the Company’s business and financial results were misleading (Timothy A. Hutchinson v. Antonio M. Perez, Philip J. Faraci, and Antoinette McCorvey). The Court granted the Company’s July 2, 2012 motion to dismiss this case as against all defendants but granted the plaintiff’s subsequent motion for leave to amend. Plaintiffs have filed a second amended complaint in which they seek damages with interest, equitable relief as applicable, and attorneys’ fees and costs. Defendants have moved to dismiss the case.

The Company believes that the ERISA and securities suits are not uncommon for companies in chapter 11. On behalf of the defendants in both cases, the Company believes that the suits are without merit and will vigorously defend them on their behalf.

On September 15, 2003, the Company and Sterling Drug were named by the U.S. Environmental Protection Agency (“EPA”) as Potentially Responsible Parties (“PRP”) with potential liability for the study and remediation of the Lower Passaic River Study Area (“LPRSA”) portion of the Diamond Alkali Superfund Site, based on releases from the former Hilton Davis site in Newark and Lehn & Fink operations in Bloomfield, New Jersey. On February 10, 2004, the Company (through its subsidiary NPEC) joined the Cooperating Parties Group (CPG) and entered into a 122(h) Agreement under CERCLA on June 22, 2004, and a Consent Order with the EPA on May 8, 2007, based on the Company’s ownership of Sterling Drug from 1988 to 1994 and retention of certain Sterling Drug liabilities and a defense and indemnification agreement between the Company and Bayer, which purchased all stock in Sterling Drug (now STWB). On February 29, 2012, the Company notified the EPA, STWB, Bayer, and the CPG that under the bankruptcy proceeding, it has elected to discontinue funding and participation in the remedial investigation being implemented by the CPG pursuant to the EPA Order. Bayer and STWB have filed proofs of claim in this matter.

On February 4, 2009, the Company and Sterling Drug were also named as third-party defendants (along with approximately 300 other entities) in an action initially brought by the New Jersey Department of Environmental Protection (“NJDEP”) in the Supreme Court of New Jersey, Essex County against Occidental Chemical Corporation and several other companies that are successors in interest to Diamond Shamrock Corporation (“Diamond Shamrock”) (New Jersey Department of Environmental Protection, et al. v. Occidental Chemical Corp., et al.). This matter has been stayed in the bankruptcy process. Two successors to Diamond Shamrock, Maxus Energy Corporation and Tierra Solutions Incorporated, filed proofs of claims against the Company in relation to this matter, but later withdrew the claims. Bayer and STWB (successor to Sterling Drug) have also filed proofs of claims. Refer to Note 13, “Commitments and Contingencies,” in the Notes to Financial Statements for additional information.

The Company has been engaged in litigation matters involving allegations of patent infringement and claims of ownership related to its digital imaging patents filed in certain federal and state courts and before the International Trade Commission (“ITC”). The parties to these matters include Research in Motion Ltd., Research in Motion Corp., Apple Inc., FlashPoint Technology Inc., HTC Corp., HTC America Inc. , Exedea, Inc., FUJIFILM Corporation and Shutterfly, Inc. On February 1, 2013, the Company completed a transaction to sell and license its digital imaging patents for net proceeds of approximately $530 million, a portion of which was paid by 12 intellectual property licensees, including Apple Inc., Research in Motion Limited, HTC Investment One (BVI) Corporation, Samsung Electronics Co., Ltd., FUJIFILM Corporation and Shutterfly, Inc. The transaction included agreements between the Company and various litigants to settle current patent-related litigation between them. As a result of the agreements, the parties moved to dismiss each of the litigation matters described below:

•	Research in Motion Limited v. Eastman Kodak Company, filed November 20, 2008, Federal District Court for the Northern District of Texas (3:08-CV-02075).

•

In the Matter of Certain Mobile Telephones and Wireless Communication Devices Featuring Digital Cameras and Components Thereof, involving Eastman Kodak Company v. Apple Inc., Research in Motion Ltd. and Research in Motion Corp., filed January 14, 2010, ITC (337-TA-703).

•	Eastman Kodak Company v. Apple Inc., filed January 14, 2010, Federal District Court for the Western District of New York (6:10-CV-06021).

•	Eastman Kodak Company v. Apple Inc., filed January 14, 2010, Federal District Court for the Western District of New York (6:10-CV-06022).

•	Eastman Kodak Company v. Apple Inc., filed January 10, 2012, Federal District Court for the Western District of New York (6:12-CV-06020).

•	Apple Inc. v. Eastman Kodak Company, filed April 15, 2010, Federal District Court for the Northern District of California (5:10-CV-01609).

•	Eastman Kodak Company v. Apple Inc. and Flashpoint Technology Inc., filed June 27, 2012, Federal District Court for the Southern District of New York (1:12-CV-05047).

•	Eastman Kodak Company v. Apple Inc. and Flashpoint Technology Inc., filed June 21, 2012, Federal District Court for the Southern District of New York (1:12-CV-04881).

•	Eastman Kodak Company v. Apple Inc. and Flashpoint Technology Inc., filed June 18, 2012, United States Bankruptcy Court for the Southern District of New York as an Adversary Proceeding (12-01720).

•

In the Matter of Certain Electronic Devices for Capturing and Transmitting Images, and Components Thereof, involving Eastman Kodak Company v. Apple Inc., HTC Corp., HTC America, Inc. and Exedea, Inc. filed January 10, 2012, ITC (831-TA-831).

•	Eastman Kodak Company v. HTC Corp., HTC America, Inc. and Exedea, Inc., filed January 10, 2012, Federal District Court for the Western District of New York (6:12-CV-06021).

•	Eastman Kodak Company v. Shutterfly Inc. and Tiny Prints Inc., filed December 10, 2010, Federal District Court for the District of Delaware (1:10-CV-01079).

•	Shutterfly Inc. v. Eastman Kodak Company and Kodak Imaging Network Inc. , filed January 31, 2011, Federal District Court for the District of Delaware (1:11-CV-00099).

•

Eastman Kodak Company v. Samsung Electronics Co., Ltd., Samsung Electronics America, Inc. and Samsung Telecommunications America, LLC, filed January 18, 2012, Federal District Court for the Western District of New York (6:12-CV-06036).

•	Eastman Kodak Company v. Fujifilm Corporation and Fujifilm North America Corporation, filed January 13, 2012, Federal District Court for the Western District of New York (6:12-CV-06025).

•	Fujifilm Corporation v. Eastman Kodak Company, filed January 14, 2011, Federal District Court for the Southern District of New York (1:11-CV-07247).

The Company and its subsidiaries are involved in various lawsuits, claims, investigations and proceedings, including commercial, customs, employment, environmental, and health and safety matters, which are being handled and defended in the ordinary course of business. The Company is also subject to various assertions, claims, proceedings and requests for indemnification concerning intellectual property, including patent infringement suits involving technologies that are incorporated in a broad spectrum of the Company’s products. These matters are in various stages of investigation and litigation, and are being vigorously defended. Much of the pending litigation against the Debtors has been stayed as a result of the chapter 11 filing and will be subject to resolution in accordance with the Bankruptcy Code and the orders of the Bankruptcy Court. Based on information presently available, the Company does not believe it is reasonably possible that losses for known exposures could exceed current accruals by material amounts, although costs could be material to a particular quarter or year.

ITEM 4. MINE SAFTETY DISCLOSURES

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instructions G (3) of Form 10-K, the following list is included as an unnumbered item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders.

			Date First Elected
			an	to
			Executive	Present
Name	Age	Positions Held	Officer	Office
Douglas J. Edwards	52	Senior Vice President	2012	2012
Brad W. Kruchten	52	Senior Vice President	2002	2011
Antonio M. Perez	67	Chairman of the Board, Chief Executive Officer	2003	2005
Laura G. Quatela	55	President	2006	2012
Rebecca A. Roof	57	Interim Chief Financial Officer	2012	2012
Eric H. Samuels	45	Chief Accounting Officer and Corporate Controller	2009	2009
Patrick M. Sheller	51	General Counsel, Secretary, and Chief Administrative Officer	2012	2012
Terry R. Taber	58	Senior Vice President	2008	2010

All of the executive officers have been employed by Kodak in various executive and managerial positions for at least five years except Ms. Roof, a managing director of AlixPartners who was named to her Kodak position on September 7, 2012.

The executive officers’ biographies follow:

Douglas J. Edwards

Douglas J. Edwards, PhD, is President of Digital Printing and Enterprise. He was named to the post in September 2012, and elected a Senior Vice President in October 2012. His responsibilities include Packaging, Functional Printing, Electrophotographic Solutions, Inkjet Printing Solutions, Kodak Services for Business, Consumer Inkjet Systems, and Design2Launch businesses.

Previously, Edwards was President, Digital, Packaging and Functional Printing. Between 2006 and 2012, Edwards was General Manager, Prepress Solutions, Graphic Communications Group. He was elected a Vice President in 2006. In 2005-2006 in his first role at Kodak, Edwards was General Manager and Vice President, Prepress Consumables, Graphic Communications Group.

Before joining Kodak, Edwards was Vice President, Research and Product Development, New Business and Strategy Development for Kodak Polychrome Graphics (KPG), a joint venture between Kodak and Sun Chemical. During his time at KPG, Edwards commercialized many of Kodak’s market-leading digital consumable products, now with annual revenues of more than $1.5 billion.

Edwards joined KPG in 1998 from International Paper’s Imaging Products Division, where for two years he had worldwide responsibility for technology and product commercialization as Vice President, Product and Manufacturing Process Development. Previously, he was with Zeneca Specialties and ICI Colors & Fine Chemicals in the U.K. for eight years in a variety of senior marketing, manufacturing and research positions. Edwards started his industrial career with Ilford Ltd, Ciba-Geigy in 1985 as a research chemist, and has a number of scientific papers, patents and other publications to his name.

Edwards earned his PhD in 1985 from the University of London in superconducting organic materials, sponsored by Ciba-Geigy and the British Government’s Science & Engineering Research Council. Douglas also has a BSc in Chemistry from London University.

Brad W. Kruchten

Brad W. Kruchten is President of Graphics, Entertainment & Commercial Films, which includes Prepress, Entertainment Imaging, Commercial Film, and Global Consumables Manufacturing, a position he has held since 2011.

Previously, Kruchten was President of the Film, Photofinishing & Entertainment Group (FPEG), a position to which he was named in 2009 and was subsequently elected as a Senior Vice President. Prior to that, Kruchten held positions as General

Manager for Retail Printing and General Manager for Consumer and Professional Film, and was elected a Vice President in 2002.

Kruchten’s career at Kodak began in 1982 as a quality engineer, and he subsequently held roles in manufacturing and research engineering. In 1986, he moved into a sales position for Copy Products, and later held sales and marketing positions before becoming a product line manager for Business Imaging Systems, responsible for retrieval products.

Between 1998 and 2001, he served in management roles in the Document Imaging unit, which became the world’s leading seller of high-speed production scanners. In 2001, Kruchten was named Site Manager, Kodak Colorado Division, and became a divisional vice president of Kodak’s Global Manufacturing unit. In 2002, he was named the Chief Executive Officer of Encad Inc., a wholly-owned Kodak subsidiary.

Prior to Kodak, Kruchten worked as a project engineer at Inland Steel and as a tool designer for General Motors Corp.

A native of Flint, Michigan, Kruchten has a B.S. in Engineering from Michigan State University, a M.S. in Statistics and Quality Management from the Rochester Institute of Technology, and has attended the Executive Management Development program at Penn State University.

Antonio M. Perez

Antonio M. Perez is Chairman and Chief Executive Officer of Kodak. Since joining the company in 2003, Perez has led the ongoing and worldwide transformation of Kodak into a digital imaging leader. His strategy is built on the company’s long history and distinct expertise in materials science, digital imaging science and deposition processes.

Since early 2012, Perez has led Kodak through a chapter 11 reorganization in the U.S., from which the company is expected to emerge in mid-2013 as a B2B company focused on commercial, packaging and functional printing solutions and enterprise services. The company also continues to offer leading products and services in Entertainment Imaging and Commercial Films.

Before joining Kodak, Perez worked for Hewlett-Packard Company (“HP”), where he held a variety of global leadership positions, including President of HP’s Consumer Business. During his 25 years at HP, Perez spearheaded efforts to build a digital imaging and electronic publishing business, generating worldwide revenue of more than $16 billion.

After HP, Perez was President and CEO of Gemplus International, where he successfully led the initiative to take the company public. While at Gemplus, he led the transformation of the start-up into the leading Smart Card-based solution provider in the fast-growing wireless and financial markets. In its first fiscal year, revenue at Gemplus grew 70 percent to $1.2 billion.

Perez serves as a member of the Escuela Superior de Administración y Dirección de Empresas (ESADE) International Advisory Board, and is a member of the Board of Trustees of the George Eastman House International Museum of Photography and Film.

An American citizen born in Spain, Perez studied electronic engineering, marketing, and business in Spain and France. In 2009, he received an honorary doctorate degree from the University of Rochester.

Laura G. Quatela

Laura G. Quatela was elected President of the company on January 1, 2012, and served as Co-Chief Operating Officer for the first half of the year, managing the Consumer Group of businesses and Kodak’s Intellectual Property business. On September 10, 2012, Quatela assumed the role of President, Personalized Imaging, as she leads that business through its sales process.

In January 2011, Quatela was named General Counsel and elected a Senior Vice President. Quatela was appointed Chief Intellectual Property Officer in January 2008 and retained this role in tandem with her new duties leading the company’s Legal organization.

Previously, Quatela was Managing Director, Intellectual Property Transactions, and was responsible for directing strategic cross-licensing and royalty-bearing licensing activities for the company, including developing Kodak’s digital capture licensing program. She was elected a Vice President in 2006.

Quatela joined Kodak in 1999 and held various positions in the Marketing, Antitrust, Trademark & Litigation staff in the company’s Legal department. She was promoted to Director of Corporate Commercial Affairs, Vice President, Legal, and Assistant General Counsel in 2004.

During 2002 and 2003, Quatela reported to the Chief Financial Officer as Director, Finance Transformation and Vice President, Finance & Administration. In this position, she led a team charged with planning and executing the restructuring of Kodak’s finance functions.

Prior to joining Kodak, Quatela worked for Clover Capital Management, Inc., SASIB Railway GRS, and Bausch & Lomb Inc. In private law practice, she was a defense litigator specializing in mass tort cases.

Quatela has a B.A. degree in international politics from Denison University and a J.D. degree from Case Western Reserve University.

Rebecca A. Roof

Rebecca A. Roof was named Interim Chief Financial Officer in September 2012. She is a Managing Director at AlixPartners LLP, where she provides interim and crisis management and consulting services to troubled and underperforming companies in a broad array of industries.

Prior to her appointment to the Kodak position, Roof’s roles included Chief Financial Officer of a radiology services provider (2012), Chief Restructuring Officer of think3 Inc. (2011-2012), Controller of LyondellBasell Industries (2009-2010), Chief Administrative and Chief Restructuring Officer of Taro Pharmaceuticals (2006), Chief Financial Officer of Anchor Glass Company (2005), and Chief Financial and Chief Restructuring Officer of Atkins Nutritionals (2004). She also served as an advisor to multiple companies in the areas of business plan development, strengthening of the finance function, liquidity and cash management, cost reductions, and debt restructurings. Before joining the predecessor to AlixPartners LLP, Roof was a Director with Price Waterhouse and a Senior Manager with Ernst & Young.

Roof is active in a wide variety of industry activities, and is a fellow of the American College of Bankruptcy, a Director of the American Bankruptcy Institute, an Advisory Board member of Texas Women on Wall Street, and a Director of Peach Outreach. She graduated from Trinity University with degrees in Business Administration and Geology.

Eric H. Samuels

Eric H. Samuels was appointed Corporate Controller and Chief Accounting Officer in July 2009. Samuels previously served as the company’s Assistant Corporate Controller and brings to his position more than 20 years of leadership experience in corporate finance and public accounting. He joined Kodak in 2004 as Director, Accounting Research and Policy.

Prior to joining Kodak, Samuels had a 14-year career in public accounting during which he served as a senior manager at KPMG LLP’s Department of Professional Practice (National Office) in New York City. Prior to joining KPMG in 1996, he worked in Ernst & Young’s New York City office.

Samuels has a B.S. degree in business economics from the State University of New York College at Oneonta. He is a Certified Public Accountant in New York and a member of the American Institute of Certified Public Accountants.

Patrick M. Sheller

Patrick M. Sheller was named Kodak’s General Counsel, Secretary and Chief Administrative Officer, and elected a Senior Vice President of the company by the Board of Directors in January 2012.

As General Counsel, he is responsible for the company’s world-wide legal function and for providing legal advice to senior management. As Corporate Secretary, Sheller oversees Kodak’s corporate governance program. He ensures that the Board of Directors has the proper advice and resources for discharging its fiduciary duty under law, and that the company’s corporate records reflect the Board’s actions. He is the principal advisor to the Board and senior management on the federal securities laws and regulations. As Chief Administrative Officer (CAO), Sheller oversees the following global corporate functions: Human Resources; Communications & Public Affairs; Worldwide Information Systems; and Health, Safety & Environment and Sustainability, and Patent & Legal.

Sheller joined Kodak in 1993 as Marketing, Antitrust & Litigation counsel to the company’s former Health Group and has held several roles within Kodak’s Legal Department. From 1999 to 2004, he served as Kodak’s Chief Antitrust Counsel. From 2000 to 2004, Sheller advised Kodak’s European, African & Middle Eastern Region businesses on commercial legal issues. He returned to Kodak’s Rochester headquarters in 2004 to assume business development and operating roles in Kodak’s Health Care Information Systems business. From 2005 to 2011, Mr. Sheller served as Chief Compliance Officer of the company. He was elected Secretary of the Board in 2009 and was appointed Deputy General Counsel in 2011.

Sheller has a B.A. degree in economics and government from St. Lawrence University and a J.D. degree from Albany Law School of Union University.

Terry R. Taber

Terry R. Taber, PhD, was named to his current post as Chief Technical Officer in January 2009. He was elected Vice President in December 2008, and elected a Senior Vice President in December 2010.

Taber was previously the Chief Operating Officer of Kodak’s Image Sensor Solutions (ISS) business, a leading developer of advanced CCD and CMOS sensors serving imaging and industrial markets. During his 30 years at Kodak, Taber has been involved in new materials research, product development and commercialization, manufacturing, and executive positions in R&D and business management.

Taber’s early responsibilities included research on new synthetic materials, an area in which he holds several patents. He then became a program manager for several film products before completing the Sloan Fellows program at the Massachusetts Institute of Technology. He returned from MIT to become the consumer film business product manager from 1999 to 2002. He was associate director of R&D from 2002 to 2005, and then director of Materials & Media R&D from 2005 to 2007.

Taber received a B.S. degree in Chemistry from Purdue University and a Ph.D. in Organic Chemistry from the California Institute of Technology. He also received an M.S. in General Management from MIT as a Sloan Fellow.

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

The Company’s common stock is currently traded on the Over the Counter market under the symbol “EKDKQ.PK.” There were 48,656 shareholders of record of common stock as of January 31, 2013.

MARKET PRICE DATA

The market price data below reflects the high and low sales price of the Company’s stock over the last two fiscal years.

	2012		2011
Price per share:	High	Low	High	Low
1st Quarter	$0.82	$0.23	$5.85	$2.90
2nd Quarter	$0.31	$0.15	$3.81	$2.75
3rd Quarter	$0.58	$0.18	$3.44	$0.54
4th Quarter	$0.25	$0.18	$1.63	$0.62

DIVIDEND INFORMATION

No dividends were paid during 2011 or 2012.

Dividends may be restricted under Kodak’s debt agreements. Refer to Note 11, “Short-Term Borrowings and Long-Term Debt,” in the Notes to Financial Statements.

PERFORMANCE GRAPH—SHAREHOLDER RETURN

The following graph compares the performance of the Company’s common stock with the performance of the Standard & Poor’s (S&P) Information Technology Index and the S&P Midcap 400 Composite Stock Price Index by measuring the changes in common stock prices from December 31, 2007, plus reinvested dividends.

Copyright© 2013 Standard & Poor’s, a division of The McGraw-Hill Companies Inc. All rights reserved.

(www.researchdatagroup.com/S&P.htm)

	12/07	12/08	12/09	12/10	12/11	12/12
Eastman Kodak Company	100.00	31.32	20.09	25.52	3.09	0.85
S&P Midcap 400	100.00	63.77	87.61	110.94	109.02	128.51
S&P Information Technology	100.00	56.86	91.96	101.32	103.77	119.15

ITEM 6. SELECTED FINANCIAL DATA

Refer to Summary of Operating Data on page 120. The Summary of Operating Data should be read in conjunction with Kodak’s consolidated financial statements and related notes set forth in Part IV, Item 15, “Exhibits and Financial Statement Schedules,” and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Annual Report on Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Kodak for the three years ended December 31, 2012, 2011 and 2010. All references to Notes relate to Notes to the Financial Statements in Item 8. “Financial Statements and Supplementary Data.”

OVERVIEW

The Bankruptcy Filing is intended to permit Kodak to reorganize and increase liquidity in the U.S., monetize non-strategic intellectual property and businesses, fairly resolve legacy liabilities, and focus on the most valuable business lines to enable sustainable profitability. The Debtors’ goal is to develop and implement a reorganization plan that meets the standards for confirmation under the Bankruptcy Code.

The Debtors have made progress toward these objectives, including the following:

•

In November 2012, the Bankruptcy Court entered an order approving a settlement agreement between the Debtors and the retiree committee appointed by the U.S. Trustee related to its U.S. postretirement benefit plans. Under the settlement agreement, the Debtors will no longer provide retiree medical, dental, life insurance, and survivor income benefits to current and future retirees after December 31, 2012 (other than COBRA continuation coverage of medical and/or dental benefits available to active employees or conversion coverage as required by the plans or applicable law).

•

In February 2013, Kodak received approximately $530 million related to the sale and licensing of certain of its intellectual property assets and repaid approximately $419 million of the outstanding term loan under the DIP Credit Agreement.

•

On February 28, 2013, the Company and members of the Steering Committee of the Second Lien Noteholders agreed to structure and arrange a junior secured priming super-priority debtor-in-possession term loan facility (the “Junior DIP Facility”) in an aggregate amount of up to $848 million. The Junior DIP Facility would allow for a conversion of up to $654 million of the loans, upon emergence from chapter 11, into permanent exit financing, subject to certain conditions. Closing of the agreement is subject to certain conditions, including consent by the Asset-Based Loan (“ABL”) lenders under the existing DIP Credit Agreement, and completion by April 5, 2013.

Kodak is focusing its reorganization plan on its commercial imaging businesses; Graphics, Entertainment and Commercial Films and Digital Printing and Enterprise Services. In order to focus on its most valuable business lines, Kodak exited its digital capture and devices business, including digital cameras, pocket video cameras, and digital picture frames and sold certain assets of its Kodak Gallery business. Additionally, Kodak has announced its decision to initiate sale processes for its Personalized Imaging and Document Imaging businesses. Kodak has also announced that it is focusing its Consumer Inkjet business solely on the sale of ink to its installed printer base.

Revenue and profitability for the year ended December 31, 2012 declined from the prior year primarily due to volume declines across all segments. Kodak has been working to mitigate the effects on profitability of the lower sales volumes by improving gross profit percentages and reducing costs, including by leveraging the bankruptcy process to negotiate more favorable supplier and customer contract terms. The costs of the bankruptcy proceedings have also significantly impacted profitability in 2012.

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

Kodak believes that the critical accounting policies and estimates discussed below involve the most complex management judgments due to the sensitivity of the methods and assumptions necessary in determining the related asset, liability, revenue and expense amounts. Specific risks associated with these critical accounting policies are discussed throughout this MD&A, where such policies affect Kodak’s reported and expected financial results. For a detailed discussion of the application of these and other accounting policies, refer to the Notes to Financial Statements in Item 8.

The consolidated financial statements and related notes have been prepared assuming that Kodak will continue as a going concern, even though the Bankruptcy Filing raises substantial doubt about Kodak’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or to the amounts and classification of liabilities or any other adjustments that might be necessary should Kodak be unable to continue as a going concern.

Revenue Recognition

Kodak’s revenue transactions include sales of the following: products, equipment, software, services, integrated solutions, and intellectual property licensing. Kodak recognizes revenue when it is realized or realizable and earned. The timing and the amount of revenue recognized from the licensing of intellectual property depend upon a variety of factors, including the specific terms of each agreement and the nature of the deliverables and obligations. For the sale of multiple-element arrangements, including whereby equipment or intellectual property is combined in a revenue generating transaction with other elements, Kodak allocates to, and recognizes revenue from, the various elements based on their relative selling price. As of January 1, 2011, Kodak allocates to, and recognizes revenue from, the various elements of multiple-element arrangements based on relative selling price of a deliverable, using vendor-specific objective evidence, third-party evidence, and best estimated selling price in accordance with the selling price hierarchy.

At the time revenue is recognized, Kodak also records reductions to revenue for customer incentive programs. Such incentive programs include cash and volume discounts, price protection, promotional, cooperative and other advertising allowances. For those incentives that require the estimation of sales volumes or redemption rates, such as for volume rebates, Kodak uses historical experience and both internal and customer data to estimate the sales incentive at the time revenue is recognized. In the event that the actual results of these items differ from the estimates, adjustments to the sales incentive accruals would be recorded.

Valuation and Useful Lives of Long-Lived Assets, Including Goodwill and Intangible Assets

Kodak tests goodwill for impairment annually on September 30, and whenever events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

Kodak tests goodwill for impairment at a level of reporting referred to as a reporting unit. A reporting unit is an operating segment or one level below an operating segment (referred to as a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. When two or more components of an operating segment have similar economic characteristics, the components are aggregated and deemed a single reporting unit. An operating segment is deemed to be a reporting unit if all of its components are similar, if none of its components is a reporting unit, or if the segment comprises only a single component.

As a result of the change in segments that became effective as of September 30, 2012, Kodak’s reporting units changed. The Personalized and Document Imaging segment has three reporting units: Personalized Imaging, Document Imaging and Intellectual Property. The Graphics, Entertainment and Commercial Films segment has two reporting units: Graphics and Entertainment Imaging and Commercial Films. The Digital Printing and Enterprise Segment has four reporting units: Digital Printing, Packaging and Functional Printing, Enterprise Services and Solutions, and Consumer Inkjet Systems.

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

Goodwill is tested by initially comparing the fair value of each of Kodak’s reporting units to their related carrying values. If the fair value of the reporting unit is less than its carrying value, Kodak must determine the implied fair value of the goodwill associated with that reporting unit. The implied fair value of goodwill is determined by first allocating the fair value of the reporting unit to all of its assets and liabilities and then computing the excess of the reporting unit’s fair value over the amounts assigned to the assets and liabilities. If the carrying value of goodwill exceeds the implied fair value of goodwill, such excess represents the amount of goodwill impairment charge that must be recognized.

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

Kodak estimates the fair value of its reporting units using an income approach and a market approach. To estimate fair value utilizing the market approach, Kodak applies valuation multiples, derived from the operating data of publicly-traded benchmark companies, to the same operating data of the reporting units. The valuation multiples are based on a combination of the last twelve months (“LTM”) financial measures of revenue, earnings before interest, taxes, depreciation and amortization (“EBITDA”) and earnings before interest and taxes (“EBIT”).

Prior to 2011, the use of each of the income and market approaches provided corroboration for each other and Kodak believed each methodology provided equally valuable information. For the 2011 annual goodwill test, the market approach was not utilized because reporting unit LTM EBIT and EBITDA results were negative, which would have only allowed the application of a revenue multiple in determining fair value under the market approach, and/or reporting units ranked below all the selected market participants for these financial measures. When using the market approach, multiples should be derived from companies that exhibit a high degree of comparability to the business being valued.

For the 2012 annual goodwill test for all reporting units except for Document Imaging, Entertainment Imaging and Commercial Films and the Graphics reporting units, Kodak did not utilize the market approach due to LTM EBIT and EBITDA results being negative. Kodak ultimately gave 100% weighting to the income approach for the Entertainment Imaging and Commercial Films and Graphics reporting units due to the declining projections for these reporting units. Kodak determined fair value of the Document Imagining reporting unit using 50% weighting of the income and market approach.

To estimate fair value utilizing the income approach, Kodak establishes an estimate of future cash flows for each reporting unit and discounts those estimated future cash flows to present value. The discount rates are estimated based on an after-tax weighted average cost of capital (“WACC”) for each reporting unit reflecting the rate of return that would be expected by a market participant. The WACC also takes into consideration a company specific risk premium for each reporting unit reflecting the risk associated with the overall uncertainty of the financial projections. Key assumptions used in the income approach for the September 30, 2012 goodwill impairment tests, except for the Intellectual Property reporting unit, were: (a) expected cash flows for the period ranging from October 1, 2012 to December 31, 2019; and (b) discount rates of 22% to 28%, which were based on Kodak’s best estimates of the after-tax weighted-average cost of capital of each reporting unit.

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

The Intellectual Property reporting unit includes licensing activities related to Kodak’s intellectual property (“IP”) in digital imaging products and certain branded licensed products. In August 2012, the Bankruptcy Court approved the Company’s motion of bidding procedures to auction its digital imaging patent portfolios. In September 2012, the Company filed a motion with the Bankruptcy Court to adjourn the sale of its digital imaging patent portfolios until further notice. As of September 30, 2012, the Company continued to explore strategic alternatives while the auction process continued, including licensing transactions, or retaining the patent portfolio and creating a newly formed licensing company as a source of recovery for creditors in the reorganization plan. In order to estimate the fair value of the Intellectual Property reporting unit, Kodak developed estimates of future cash flows both assuming a sale of the digital imaging patent portfolios (the “IP-Sale Scenario”) and assuming no sale of the digital imaging patent portfolios but the continuation of the patent licensing program over the remaining life of the patent portfolio as a newly formed licensing company (the “No-IP Sale Scenario”). For purposes of the goodwill valuation, the IP-Sale Scenario and the No-IP Sale Scenario were weighted equally in estimating the fair value of the Intellectual Property reporting unit. A discount rate of 45% was utilized to discount the estimated future cash flows to present value.

On September 28, 2012, Kodak announced a plan, starting in 2013, to focus its Consumer Inkjet business solely on the sale of ink to its installed printer. For purposes of the goodwill valuation, Kodak did not include a terminal value at the end of the cash flow projection period for the Consumer Inkjet reporting unit.

Based upon the results of Kodak’s September 30, 2012 analysis, no impairment of goodwill was indicated.

On February 1, 2013, Kodak sold its digital imaging patents. The cash flows related to the Intellectual Property reporting unit from patent licensing activity will significantly change and the fair value may be materially impacted as a result of the sale. The goodwill assigned to the Intellectual Property reporting unit as of December 31, 2012 approximated $113 million.

Kodak announced in August 2012, its decision to initiate sale processes for its Personalized Imaging and Document Imaging businesses. The cash flows related to these reporting units could significantly change and materially impact the fair value of these reporting units depending on the sale process or other factors. Total goodwill assigned to the Personalized and Document Imaging businesses approximated $147 million as of December 31, 2012.

A 20 percent change in estimated future cash flows or a 10 percentage point change in discount rate in the remaining reporting units would not have caused material goodwill impairment charges to be recognized by Kodak as of September 30, 2012. Additional impairment of goodwill could occur in the future if market or interest rate environments deteriorate, expected future cash flows decrease or if reporting unit carrying values change materially compared with changes in respective fair values.

Kodak’s long-lived assets other than goodwill are evaluated for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable.

When evaluating long-lived assets for impairment, Kodak compares the carrying value of an asset group to its estimated undiscounted future cash flows. An impairment is indicated if the estimated future cash flows are less than the carrying value of the asset group. The impairment is the excess of the carrying value over the fair value of the long-lived asset group.

In 2005, Kodak shortened the useful lives of certain production machinery and equipment in the traditional film and paper businesses as a result of the anticipated acceleration of the decline in those businesses at that time. The result of that change was that the related production machinery and equipment was scheduled to be fully depreciated by mid-2010 for the traditional film and paper businesses. In 2010, and again in 2011, with the benefit of additional experience in the secular decline in these product groups, Kodak assessed that overall film and paper demand had declined but at a slower rate than anticipated in previous analyses. Therefore, with respect to production machinery and equipment and buildings in film and paper manufacturing locations that were expected to continue production beyond the previously estimated useful life, Kodak extended the useful lives.

Kodak depreciates the cost of property, plant, and equipment over its expected useful life in such a way as to allocate it as equitably as possible to the periods during which services are obtained from their use, which aims to distribute the cost over the estimated useful life of the unit in a systematic and rational manner. An estimate of useful life not only considers the economic life of the asset, but also the remaining life of the asset to the entity. Because the film and paper businesses are experiencing industry related volume declines, changes in the estimated useful lives of production equipment for those businesses have been related to estimated industry demand, in addition to production capacity of the particular property.

Income Taxes

Kodak recognizes deferred tax liabilities and assets for the expected future tax consequences of operating losses, credit carry-forwards and temporary differences between the carrying amounts and tax basis of Kodak’s assets and liabilities. Kodak records a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized. Kodak has considered forecasted earnings, future taxable income, the geographical mix of earnings in the jurisdictions in which Kodak operates and prudent and feasible tax planning strategies in determining the need for these valuation allowances. As of December 31, 2012, Kodak has net deferred tax assets before valuation allowances of approximately $3.4 billion and a valuation allowance related to those net deferred tax assets of approximately $2.8 billion, resulting in net deferred tax assets of approximately $0.6 billion. If Kodak were to determine that it would not be able to realize a portion of its net deferred tax assets in the future, for which there is currently no valuation allowance, an adjustment to the net deferred tax assets would be charged to earnings in the period such determination was made. Conversely, if Kodak were to make a determination that it is more likely than not that deferred tax assets, for which there is currently a valuation allowance, would be realized, the related valuation allowance would be reduced and a benefit to earnings would be recorded. Kodak considers both positive and negative evidence, in determining whether a valuation allowance is needed by territory, including, but not limited to, whether particular entities are in three year cumulative income positions. During 2012, Kodak determined that it was more likely than not that a portion of the deferred tax assets outside the U.S. would not be realized due to reduced manufacturing volumes negatively impacting profitability in a location outside the U.S. and accordingly, recorded a provision of $30 million associated with the establishment of a valuation allowance on those deferred tax assets.

In general, the amount of tax expense or benefit from continuing operations is determined without regard to the tax effects of other categories of income or loss, such as Other comprehensive (loss) income. However, an exception to this rule applies when there is a loss from continuing operations and income from items outside of continuing operations that must be considered. This exception requires that income from discontinued operations, extraordinary items, and items charged or credited directly to other comprehensive income be considered in determining the amount of tax benefit that results from a loss in continuing operations. This exception affects the allocation of the tax provision amongst categories of income.

During 2011, Kodak concluded that the undistributed earnings of its foreign subsidiaries would no longer be considered permanently reinvested. After assessing the assets of the subsidiaries relative to specific opportunities for reinvestment, as well as the forecasted uses of cash for both its domestic and foreign operations, Kodak concluded that it was prudent to change its indefinite reinvestment assertion to allow greater flexibility in its cash management.

Kodak operates within multiple taxing jurisdictions worldwide and is subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time for resolution. Management’s ongoing assessments of the more-likely-than-not outcomes of these issues and related tax positions require judgment, and although management believes that adequate provisions have been made for such issues, there is the possibility that the ultimate resolution of such issues could have an adverse effect on the earnings of Kodak. Conversely, if these issues are resolved favorably in the future, the related provisions would be reduced, thus having a positive impact on earnings.

Pension and Other Postretirement Benefits

Kodak’s defined benefit pension and other postretirement benefit costs and obligations are estimated using several key assumptions. These assumptions, which are reviewed at least annually by Kodak, include the discount rate, long-term expected rate of return on plan assets (“EROA”), salary growth, healthcare cost trend rate and other economic and demographic factors. Actual results that differ from Kodak’s assumptions are recorded as unrecognized gains and losses and are amortized to earnings over the estimated future service period of the active participants in the plan or, if almost all of a plan’s participants are inactive, the average remaining lifetime expectancy of inactive participants, to the extent such total net unrecognized gains and losses exceed 10% of the greater of the plan’s projected benefit obligation or the calculated value of plan assets. Significant differences in actual experience or significant changes in future assumptions would affect Kodak’s pension and other postretirement benefit costs and obligations.

Asset and liability modeling studies are utilized by Kodak to adjust asset exposures and review a liability hedging program through the use of forward looking correlation, risk and return estimates. Those forward looking estimates of correlation, risk and return generated from the modeling studies are also used to estimate the EROA. The EROA is estimated utilizing a forward-looking building block model factoring in the expected risk of each asset category, return and correlation over a 5-7 year horizon, and weighting the exposures by the current asset allocation. Historical inputs are utilized in the forecasting model to frame the current market environment with adjustments made based on the forward looking view. Kodak aggregates investments into major asset categories based on the underlying benchmark of the strategy. Kodak’s asset categories include broadly diversified exposure to U.S. and non-U.S. equities, U.S. and non-U.S. government and corporate bonds, inflation-linked bonds, commodities and absolute return strategies. Each allocation to these major asset categories is determined within the overall asset allocation to accomplish unique objectives, including enhancing portfolio return, providing portfolio diversification, or hedging plan liabilities.

The EROA, once set, is applied to the calculated value of plan assets in the determination of the expected return component of Kodak’s pension expense. Kodak uses a calculated value of plan assets, which recognizes changes in the fair value of assets over a four-year period, to calculate expected return on assets. At December 31, 2012, the calculated value of the assets of Kodak’s major U.S. and Non-U.S. defined benefit pension plans was approximately $7.3 billion and the fair value was also approximately $7.3 billion. Asset gains and losses that are not yet reflected in the calculated value of plan assets are not included in amortization of unrecognized gains and losses.

Kodak reviews its EROA assumption annually. To facilitate this review, every three years, or when market conditions change materially, Kodak’s larger plans will undertake asset allocation or asset and liability modeling studies. The weighted average EROA for major U.S. and non-U.S. defined benefit pension plans used to determine net pension expense was 8.52% and 7.02%, respectively, for the year ended December 31, 2012.

Generally, Kodak bases the discount rate assumption for its significant plans on high quality corporate bond yields in the respective countries as of the measurement date. Specifically, for its U.S. and Canadian plans, Kodak determines a discount rate using a cash flow model to incorporate the expected timing of benefit payments and an AA-rated corporate bond yield curve. For Kodak’s U.S. plans, the Citigroup Above Median Pension Discount Curve is used. For Kodak’s other non-U.S. plans, the discount rates are determined by comparison to published local high quality bond yields or indices considering estimated plan duration and removing any outlying bonds, as warranted.

The salary growth assumptions are determined based on Kodak’s long-term actual experience and future and near-term outlook. The healthcare cost trend rate assumptions are based on historical cost and payment data, the near-term outlook and an assessment of the likely long-term trends.

The following table illustrates the sensitivity to a change to certain key assumptions used in the calculation of expense for the year ending December 31, 2013 and the projected benefit obligation (“PBO”) at December 31, 2012 for Kodak’s major U.S. and non-U.S. defined benefit pension plans:

	Impact on 2013 Pre-Tax Pension Expense Increase (Decrease)		Impact on PBO December 31, 2012 Increase (Decrease)
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in assumption:
25 basis point decrease in discount rate	$1	$4	$111	$164
25 basis point increase in discount rate	(5)	(3)	(106)	(155)
25 basis point decrease in EROA	11	6	N/A	N/A
25 basis point increase in EROA	(11)	(6)	N/A	N/A

Total pension cost from continuing operations before special termination benefits, curtailments, and settlements for the major funded and unfunded defined benefit pension plans in the U.S. was $39 million in 2012 and is expected to increase to approximately $55 million in 2013. Pension expense from continuing operations before special termination benefits, curtailments and settlements for the major funded and unfunded non-U.S. defined benefit pension plans is projected to increase from $71 million in 2012 to approximately $80 million in 2013.

Additionally, Kodak expects the income, before curtailment and settlement gains and losses of its major other postretirement benefit plans, to be approximately $103 million in 2013 as compared with income of $12 million for 2012. The change is primarily due to the impacts of the settlement agreement between the Debtors and the retiree committee appointed by the U.S. Trustee related to its U.S. postretirement benefit plans. Refer to Note 1, “Bankruptcy Proceedings,” in the Notes to Financial Statements in Item 8 for additional information related to the settlement agreement.

Environmental Commitments

Environmental liabilities are accrued based on undiscounted estimates of known environmental remediation responsibilities. The liabilities include accruals for sites owned or leased by Kodak, sites formerly owned or leased by Kodak, and other third party sites where Kodak was designated as a potentially responsible party (“PRP”). The amounts accrued for such sites are based on these estimates, which are determined using the ASTM Standard E 2137-06, “Standard Guide for Estimating Monetary Costs and Liabilities for Environmental Matters.” The overall method includes the use of a probabilistic model that forecasts a range of cost estimates for the remediation required at individual sites. Kodak’s estimate includes equipment and operating costs for investigations, remediation and long-term monitoring of the sites. Such estimates may be affected by changing determinations of what constitutes an environmental liability or an acceptable level of remediation. Kodak’s estimate of its environmental liabilities may also change if the proposals to regulatory agencies for desired methods and outcomes of remediation are viewed as not acceptable, or additional exposures are identified. Kodak has an ongoing monitoring process to assess how activities, with respect to the known exposures, are progressing against the accrued cost estimates.

Additionally, in many of the countries in which Kodak operates, environmental regulations exist that require Kodak to handle and dispose of asbestos in a special manner if a building undergoes major renovations or is demolished. Kodak records a liability equal to the estimated fair value of its obligation to perform asset retirement activities related to the asbestos, computed using an expected present value technique, when sufficient information exists to calculate the fair value.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See Note 2, “Significant Accounting Policies,” in the Notes to Financial Statements in Item 8.

KODAK OPERATING MODEL AND REPORTING STRUCTURE

Effective September 30, 2012, Kodak changed its segment reporting structure to three reportable segments: the Graphics, Entertainment and Commercial Films Segment, the Digital Printing and Enterprise Segment, and the Personalized and Document Imaging Segment. Prior period segment results have been revised to conform to the current period segment reporting structure. Within each of Kodak’s reportable segments are various components, or Strategic Product Groups (SPGs). Throughout the remainder of Item 7, references to the segments’ SPGs are indicated in italics.

Graphics, Entertainment and Commercial Films Segment (“GECF”): The Graphics, Entertainment and Commercial Films Segment provides commercial digital and traditional product and service offerings. The Graphics, Entertainment and Commercial Films Segment encompasses the following SPGs.

Graphics includes prepress solutions, which includes equipment, plates, chemistry, media and related services, and workflow software and digital controllers.

Entertainment Imaging & Commercial Films includes entertainment imaging products and services; aerial and industrial film products; and film for the production of printed circuit boards.

Digital Printing and Enterprise Segment (“DP&E”): The Digital Printing and Enterprise Segment serves a variety of customers in the creative, in-plant, data center, consumer printing, commercial printing, packaging and functional printing, newspaper and digital service bureau market industries with a range of software, media and hardware products that provide customers with a variety of solutions. The Digital Printing and Enterprise Segment encompasses the following SPGs.

Digital Printing includes high-speed, high-volume commercial inkjet, including PROSPER equipment and STREAM technology, and color and black-and-white electrophotographic printing equipment, and related consumables and services.

Packaging and Functional Printing includes packaging printing equipment and related consumables and services, as well as printed functional materials and components.

Enterprise Services and Solutions includes business solutions and consulting services.

Consumer Inkjet Systems includes consumer inkjet printers and related ink and media consumables. On September 28, 2012, Kodak announced a plan, starting in 2013, to focus its Consumer Inkjet business solely on the sale of ink to its installed printer base.

Personalized and Document Imaging Segment (“P&DI”): The Personalized and Document Imaging Segment provides consumer digital and traditional imaging products and service offerings and document scanning products and services, and patent and trademark licensing activities. The Personalized and Document Imaging Segment encompasses the following SPGs.

Intellectual Property includes licensing activities related to digital imaging products and certain branded licensed products. On February 1, 2013, Kodak sold its digital imaging patents.

Personalized Imaging includes retail systems solutions, paper and output systems, event imaging solutions and consumer film.

Document Imaging includes document scanning products and services and related maintenance offerings.

On August 23, 2012, Kodak announced the decision to initiate sale processes for its Personalized Imaging and Document Imaging businesses.

DETAILED RESULTS OF OPERATIONS

Net Sales from Continuing Operations by Reportable Segment (1)

	For the Year Ended December 31,
(in millions)	2012	Change	Foreign Currency Impact	2011	Change	Foreign Currency Impact	2010
Graphics, Entertainment and Commercial Films
Inside the U.S.	$440	-14%	0%	$509	-15%	0%	$602
Outside the U.S.	1,302	-25	-3	1,742	-3	+4	1,805

Total Graphics, Entertainment and Commercial Films	1,742	-23	-2	2,251	-6	+3	2,407

Digital Printing and Enterprise
Inside the U.S.	432	-15	0	510	+6	0	483
Outside the U.S.	508	-14	-3	588	+26	+4	467

Total Digital Printing and Enterprise	940	-14	-2	1,098	+16	+2	950

Personalized and Document Imaging
Inside the U.S.	427	-31	0	618	-58	0	1,480
Outside the U.S.	1,005	-15	-4	1,181	+2	+3	1,156

Total Personalized and Document Imaging	1,432	-20	-3	1,799	-32	+1	2,636

Consolidated
Inside the U.S.	1,299	-21	0	1,637	-36	0	2,565
Outside the U.S.	2,815	-20	-3	3,511	+2	+4	3,428

Consolidated Total	$4,114	-20%	-2%	$5,148	-14%	+2%	$5,993

(1)	Sales are reported based on the geographic area of destination.

(Loss) Earnings from Continuing Operations before Interest Expense, Other Income (Charges), Net, Reorganization Items, Net, and Income Taxes by Reportable Segment

	For the Year Ended December 31,
(in millions)	2012	Change	2011	Change	2010
Graphics, Entertainment and Commercial Films	$(33)	-354%	$13	-7%	$14
Digital Printing and Enterprise	(211)	+61	(535)	-23	(436)
Personalized and Document Imaging	(56)	-175	75	-91	833

Total	(300)	+33	(447)	-209	411
Restructuring costs and other	(245)		(130)		(77)
Corporate components of pension and OPEB (expense) income (1)	(122)		(28)		95
Other operating income (expenses), net	95		65		(619)
Legal contingencies, settlements and other	(1)		—		(8)
Loss on early extinguishment of debt	(7)		—		(102)
Interest expense	(158)		(155)		(148)
Other income (charges), net	21		(4)		23
Reorganization items, net	(843)		—		—

Loss from continuing operations before income taxes	$(1,560)	-123%	$(699)	-64%	$(425)

(1)	Composed of interest cost, expected return on plan assets, amortization of actuarial gains and losses, and special termination benefits, curtailments and settlement components of pension and other postretirement benefit expenses, except for settlements in connection with the chapter 11 bankruptcy proceedings that are recorded in Reorganization items, net in the Consolidated Statement of Operations.

RESULTS OF OPERATIONS—CONTINUING OPERATIONS

CONSOLIDATED

	For the Year Ended December 31,
(dollars in millions)	2012	% of Sales	% Change	2011	% of Sales	% Change	2010	% of Sales
Net sales	$4,114		-20%	$5,148		-14%	$5,993
Cost of sales	3,523		-19%	4,350		4%	4,170

Gross profit	591	14%	-26%	798	16%	-56%	1,823	30%
Selling, general and administrative expenses	824	20%	-22%	1,050	20%	-3%	1,084	18%
Research and development costs	207	5%	-12%	235	5%	-6%	249	4%
Restructuring costs and other	228		93%	118		71%	69
Other operating (income) expenses, net	(95)		46%	(65)		111%	619

Loss from continuing operations before interest expense, other income (charges), net, reorganization items, net, and income taxes	(573)	-14%		(540)	-10%		(198)	-3%
Interest expense	158		2%	155		5%	148
Loss on early extinguishment of debt, net	7			—			102
Other income (charges), net	21		625%	(4)		-117%	23
Reorganization items, net	843			—			—

Loss from continuing operations before income taxes	(1,560)		-123%	(699)		-64%	(425)
(Benefit) provision for income taxes	(257)		3313%	8		93%	110

Loss from continuing operations	(1,303)	-32%	-84%	(707)	-14%	-32%	(535)	-9%
Loss from discontinued operations, net of income taxes	(76)			(57)			(152)

NET LOSS ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$(1,379)		-80%	$(764)		-11%	$(687)

	For the Year Ended
	December 31,		Change vs. 2011
	2012 Amount	Change vs. 2011	Volume	Price/ Mix	Foreign Exchange	Manufacturing and Other Costs
Total net sales	$4,114	-20%	-15%	-3%	-2%	n/a
Gross profit margin	14%	-2pp	n/a	1pp	-1pp	-2pp

	For the Year Ended
	December 31,		Change vs. 2010
	2011 Amount	Change vs. 2010	Volume	Price/ Mix	Foreign Exchange	Manufacturing and Other Costs
Total net sales	$5,148	-14%	-1%	-15%	2%	n/a
Gross profit margin	16%	-14pp	n/a	-12pp	0pp	-2pp

Revenues

Current Year

For the year ended December 31, 2012, net sales decreased approximately 20% compared with the same period in 2011 primarily due to volume declines across all segments. Also included in the total decline was the $61 million license revenue reduction reflecting sharing, with licensees, of the withholding tax refund received in the first quarter of 2012 (refer to Note 18, “Income Taxes” for additional information). See segment discussions below for additional information.

Prior Year

For the year ended December 31, 2011, net sales decreased approximately 14% compared with the same period in 2010 due to a decline in the P&DI segment primarily driven by lower revenue from non-recurring intellectual property licensing agreements (-13%), as discussed below. Also contributing to the decrease in net sales were volume declines within the GECF segment (-3%). Partially offsetting these declines were volume improvements within the DP&E segment (+2%). See segment discussion below for additional information.

Included in revenues were non-recurring intellectual property licensing agreements. These licensing agreements contributed $82 million and $838 million to revenues in 2011 and 2010, respectively. There were no significant non-recurring intellectual property licensing agreements in 2012.

Gross Profit

Current Year

The decrease in gross profit percent from 2011 to 2012 was driven by an increase in manufacturing and other costs (-2pp) primarily due to an increase in pension and other postemployment benefit costs in the current year. Also contributing to the decline was unfavorable price mix within the P&DI segment (-2pp) primarily attributable to the $61 million licensing revenue reduction as noted above. Favorable price/mix within the DP&E segment, due to the focus on liquidity within Consumer Inkjet Systems (+3pp), partially offset the negative impacts noted. See segment discussions below for additional details.

Prior Year

The decrease in gross profit margin from 2010 to 2011 was driven by lower margins within the P&DI segment (-10pp), largely due to the decrease in revenue from the non-recurring intellectual property agreements as discussed below.

Included in gross profit margin were non-recurring intellectual property licensing agreements. These licensing agreements contributed $82 million and $838 million to revenues in 2011 and 2010, respectively. There were no significant non-recurring intellectual property licensing agreements in 2012. See revenue discussion above regarding agreements related to the monetization of certain of the Company’s intellectual property assets, including the sale of its digital imaging patents.

Selling, General and Administrative Expenses

The decreases in consolidated selling, general and administrative expenses (SG&A) from 2011 to 2012 and 2010 to 2011 were primarily the result of cost reduction actions.

Research and Development Costs

The decrease in consolidated research and development costs (R&D) from 2011 to 2012 and 2010 to 2011 was primarily attributable to cost reduction actions.

Restructuring Costs and Other

These costs, as well as the restructuring costs reported in Cost of sales, are discussed under the “RESTRUCTURING COSTS AND OTHER” section in this MD&A.

Other Operating (Income) Expenses, Net

For details, refer to Note 16, “Other Operating (Income) Expenses, Net.”

Loss on Early Extinguishment of Debt, Net

On March 5, 2010, the Company issued $500 million of aggregate principal amount of 9.75% senior secured notes due March 1, 2018. The net proceeds of this issuance were used to repurchase all of the $300 million of 10.5% senior secured notes due 2017 previously issued to Kohlberg, Kravis, Roberts & Co. L.P. (the “KKR Notes”) and $200 million of 7.25% senior notes due 2013 (collectively the “Notes”). Kodak recognized a net loss of $102 million on the early extinguishment of the Notes in the first quarter of 2010, representing the difference between the carrying values of the Notes and the costs to repurchase. This difference between the carrying values and costs to repurchase was primarily due to the original allocation of the proceeds received from the issuance of the KKR Notes to Additional paid-in-capital for the value of the detachable warrants issued to the holders of the KKR Notes.

Other Income (Charges), Net

For details, refer to Note 17, “Other Income (Charges), Net.”

Reorganization Items, Net

For details, refer to Note 4, “Reorganization Items, Net.”

Income Tax (Benefit) Provision

	For the Year Ended December 31,
(dollars in millions)	2012	2011	2010
Loss from continuing operations before income taxes	($1,560)	($699)	($425)
(Benefit) provision for income taxes	($257)	$8	$110
Effective tax rate	16.5%	(1.1)%	(25.9)%
Benefit for income taxes @ 35%	($546)	($245)	($149)

Difference between tax at effective vs statutory rate	$289	$253	$259

The change in Kodak’s effective tax rate from continuing operations for 2012 as compared with 2011 is primarily attributable to: (1) a benefit as a result of tax accounting impacts related to items reported in Accumulated other comprehensive loss in the Consolidated Statement of Financial Position as of December 31, 2012, (2) a benefit as a result of Kodak reaching a settlement with a taxing authority in a location outside the U.S. during the year ended December 31, 2012, (3) a benefit as a result of the U.S Internal Revenue Service federal audit settlement for calendar years 2001 through 2005 during the year ended December 31, 2011, (4) an increase as a result of foreign withholding taxes on undistributed earnings, (5) a decrease as a result of Kodak reaching a settlement with taxing authorities outside the U.S., (6) a decrease as a result of losses generated in the U.S. and certain jurisdictions outside the U.S. for which no benefit was recognized due to management’s conclusion that it was more likely than not that the tax benefits would not be realized, (7) an increase as a result of the establishment of a deferred tax asset valuation allowance in certain jurisdictions outside the U.S., and (8) a benefit as a result of the release of a deferred tax asset valuation allowance in a certain jurisdiction outside the U.S. during the year ended December 31, 2011.

The change in Kodak’s effective tax rate from continuing operations for 2011 as compared with 2010 is primarily attributable to: (1) a pre-tax goodwill impairment charge of $626 million that resulted in a tax benefit of only $2 million due to the limited amount of tax deductible goodwill that existed as of December 31, 2010, (2) a decrease associated with the release of deferred tax asset valuation allowances in certain jurisdictions outside of the U.S., (3) incremental withholding taxes related to non-recurring licensing agreements entered into during 2010 as compared with 2011, (4) the mix of earnings from operations in certain jurisdictions outside the U.S. during the year ended December 31, 2010, (5) a provision associated with the establishment of a deferred tax asset valuation allowance outside the U.S. during the year ended December 31, 2011, (6) a provision associated with legislative tax rate changes in a jurisdiction outside the U.S., (7) a provision related to withholding taxes in undistributed earnings during the year ended December 31, 2011, (8) a benefit as a result of Kodak reaching a settlement with a taxing authority in a location outside the U.S. during the year ended December 31, 2011, (9) a benefit as a result of the U.S. Internal Revenue Service federal audit settlement for calendar years 2001 through 2005 during the year ended December 31, 2011, and (10) losses generated within the U.S. and certain jurisdictions outside the U.S. for which no benefit was recognized due to management’s conclusion that it was more likely than not that the tax benefits would not be realized.

Discontinued Operations

Discontinued operations of Kodak include the digital capture and devices business, Kodak Gallery, and other miscellaneous businesses. For details, refer to Note 25, “Discontinued Operations” for additional information.

GRAPHICS, ENTERTAINMENT AND COMMERCIAL FILMS

	For the Year Ended December 31,
(dollars in millions)	2012	% of Sales	% Change	2011	% of Sales	% Change	2010	% of Sales
Total net sales	$1,742		-23%	$2,251		-6%	$2,407
Cost of sales	1,476		-19%	1,828		-3%	1,875

Gross profit	266	15%	-37%	423	19%	-20%	532	22%
Selling, general and administrative expenses	255	15%	-25%	342	15%	-20%	427	18%
Research and development costs	44	3%	-35%	68	3%	-25%	91	4%

(Loss) earnings from continuing operations before interest expense, other income (charges), net and income taxes	$(33)	-2%	-354%	$13	1%	-7%	$14	1%

	For the Year Ended
	December 31,		Change vs. 2011
	2012 Amount	Change vs. 2011	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs
Total net sales	$1,742	-23%	-19%	-2%	-2%	n/a
Gross profit margin	15%	-4pp	n/a	-2pp	0pp	-2pp

	For the Year Ended
	December 31,		Change vs. 2010
	2011 Amount	Change vs. 2010	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs
Total net sales	$2,251	-6%	-6%	-3%	3%	n/a
Gross profit margin	19%	-3%	n/a	-1pp	0pp	-2pp

Revenues

Current Year

The decrease in the Graphics, Entertainment and Commercial Films Segment net sales of approximately 23% for the year ended December 31, 2012 was primarily driven by volume declines within Entertainment Imaging & Commercial Films (-11%), largely attributable to reduced demand, and within Graphics, largely attributable to lower demand for digital plates (-3%) and output devices (-2%).

Prior Year

The decrease in the Graphics, Entertainment and Commercial Films Segment net sales of approximately 6% for the year ended December 31, 2011 was primarily attributable to volume declines within Entertainment Imaging & Commercial Films (-7%), largely attributable to reduced demand due to secular decline in the industry. Also contributing to the decline was unfavorable price/mix for prepress solutions (-3%) within Graphics due to competitive pricing in the industry. Partially offsetting these declines were volume improvements for prepress solutions’ digital plates (+2%) due to increased print demand in emerging markets.

Gross Profit

Current Year

The decrease in the Graphics, Entertainment and Commercial Films Segment gross profit percent for the year ended December 31, 2012 was due to unfavorable price/mix in Graphics (-1pp) largely due to competitive pricing within the prepress solutions industry and increased costs within Entertainment Imaging & Commercial Films (-2pp) driven by lower production volumes.

Prior Year

The decrease in the gross profit percent in the Graphics, Entertainment and Commercial Films Segment for the year ended December 31, 2011 was driven by higher costs within Entertainment Imaging & Commercial Films primarily related to silver (-4pp). In addition, unfavorable price/mix for prepress solutions (-1pp) within Graphics, due to competitive pricing within the industry, contributed to the decline.

Selling, General and Administrative Expenses

The decreases in SG&A from 2011 to 2012 and 2010 to 2011 were primarily the result of cost reduction actions.

Research and Development Costs

The decreases in R&D from 2011 to 2012 and 2010 to 2011 were primarily attributable to cost reduction actions.

DIGITAL PRINTING AND ENTERPRISE

	For the Year Ended December 31,
(dollars in millions)	2012	% of Sales	% Change	2011	% of Sales	% Change	2010	% of Sales
Total net sales	$940		-14%	$1,098		16%	$950
Cost of sales	806		-29%	1,132		20%	946

Gross profit	134	14%	494%	(34)	-3%	-950%	4	0%
Selling, general and administrative expenses	243	26%	-36%	381	35%	18%	322	34%
Research and development costs	102	11%	-15%	120	11%	2%	118	12%

Loss from continuing operations before interest expense, other income (charges), net and income taxes	$(211)	-22%	61%	$(535)	-49%	-23%	$(436)	-46%

	For the Year Ended
	December 31,		Change vs. 2011
	2012 Amount	Change vs. 2011	Volume	Price/ Mix	Foreign Exchange	Manufacturing and Other Costs
Total net sales	$940	-14%	-14%	1%	-1%	n/a
Gross profit margin	14%	17pp	n/a	15pp	-1pp	3pp

	For the Year Ended
	December 31,		Change vs. 2010
	2011 Amount	Change vs. 2010	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs
Total net sales	$1,098	16%	15%	-1%	2%	n/a
Gross profit margin	-3%	-3pp	n/a	-2pp	1pp	-2pp

Revenues

Current Year

The decrease in the Digital Printing and Enterprise Segment net sales of approximately 14% for the year ended December 31, 2012 was driven by volume declines within Digital Printing attributable to lower placements of commercial equipment (-6%), and within Consumer Inkjet Systems (-7%) driven by lower consumer printer sales. Partially offsetting these declines was favorable price/mix within Consumer Inkjet Systems (+3%) due to pricing actions in the current year.

Prior Year

The increase in Digital Printing and Enterprise Segment net sales of approximately 16% for the year ended December 31, 2011 was primarily attributable to volume improvements within Consumer Inkjet Systems (+13%) and within Packaging and Functional Printing (+4%) due to increased demand. Partially offsetting these increases was unfavorable price/mix within Consumer Inkjet Systems (-2%) due to competitive pricing for consumer printers.

Gross Profit

Current Year

The increase in the Digital Printing and Enterprise Segment gross profit percent for the year ended December 31, 2012 was primarily due to favorable price/mix within Consumer Inkjet Systems (+14pp), due to a greater proportion of consumer ink sales and pricing actions in the current year. Also contributing to the increase in gross profit percent were cost reductions within Digital Printing (+3pp), driven by improved inventory management as Kodak continued to focus on liquidity.

Prior Year

Gross profit percent in the Digital Printing and Enterprise Segment for the year ended December 31, 2011 decreased driven by increased manufacturing and other costs within Digital Printing (-7pp), attributable to start-up costs associated with the stabilization of the PROSPER printing systems. Also contributing to the decrease was unfavorable price/mix within Consumer Inkjet Systems (-3pp) due to the competitive pricing noted above. Partially offsetting these declines were cost improvements within Consumer Inkjet Systems (+6pp) due to improved quality and component cost reductions.

Selling, General and Administrative Expenses

The decrease in SG&A from 2011 to 2012 was driven by reductions in advertising expense (-15%) and selling expense (-11%) as part of Kodak’s focused cost reduction actions. The increase in SG&A from 2010 to 2011 was primarily due to increased investment in selling expense associated with increasing the installed base within Digital Printing.

Research and Development Costs

The decrease in R&D from 2011 to 2012 was primarily attributable to cost reduction actions.

PERSONALIZED AND DOCUMENT IMAGING

	For the Year Ended December 31,
(dollars in millions)	2012	% of Sales	% Change	2011	% of Sales	% Change	2010	% of Sales
Total net sales	$1,432		-20%	$1,799		-32%	$2,636
Cost of sales	1,146		-14%	1,337		-1%	1,356

Gross profit	286	20%	-38%	462	26%	-64%	1,280	49%
Selling, general and administrative expenses	284	20%	-12%	322	18%	-13%	370	14%
Research and development costs	58	4%	-11%	65	4%	-16%	77	3%

(Loss) earnings from continuing operations before interest expense, other income (charges), net and income taxes	$(56)	-4%	-175%	$75	4%	-91%	$833	32%

	For the Year Ended
	December 31,		Change vs. 2011
	2012 Amount	Change vs. 2011	Volume	Price/ Mix	Foreign Exchange	Manufacturing and Other Costs
Total net sales	$1,432	-20%	-10%	-8%	-2%	n/a
Gross profit margin	20%	-6pp	n/a	-4pp	-1pp	-1pp

	For the Year Ended
	December 31,		Change vs. 2010
	2011 Amount	Change vs. 2010	Volume	Price/ Mix	Foreign Exchange	Manufacturing and Other Costs
Total net sales	$1,799	-32%	-2%	-31%	1%	n/a
Gross profit margin	26%	-23pp	n/a	-21pp	0pp	-2pp

Revenues

Current Year

The Personalized and Document Imaging Segment revenue decline of approximately 20% for the year ended December 31, 2012 was primarily due to volume declines within Personalized Imaging largely due to reduced demand for paper and output systems (-8%) and consumer film (-2%). Also contributing to the revenue decline was lower revenue within Intellectual Property (-9%) due to the $61 million license revenue reduction reflecting sharing, with licensees, of the withholding tax refund received in the first quarter of 2012 (refer to Note 18, “Income Taxes” for additional information). Partially offsetting these declines was favorable price/mix within Personalized Imaging (+2%), due to the results of pricing actions in paper and output systems, and volume improvements for retail systems solutions (+2%) due to increased demand.

Prior Year

The Personalized and Document Imaging Segment revenue decline of approximately 32% for the year ended December 31, 2011 was primarily attributable to a decrease in non-recurring intellectual property royalty revenues (-28%). Volume declines within Personalized Imaging (-3%), driven by industry-related declines for film and paper, also contributed to the decline.

Gross Profit

Current Year

The decrease in gross profit percent for the year ended December 31, 2012 was attributable to lower margins within Intellectual Property (-7pp) due to the $61 million licensing revenue reduction as noted above. Partially offsetting this decline was favorable price/mix within Personalized Imaging (+4pp) driven by the pricing actions in paper and output systems noted above.

Prior Year

The decrease in gross profit percent for the year ended December 31, 2011 was primarily attributable to lower margins within Intellectual Property, driven by lower non-recurring intellectual property royalty revenues (-22pp). Also contributing to the decline were higher costs, primarily related to silver (-3pp).

Selling, General and Administrative Expenses

The decreases in SG&A from 2011 to 2012 and 2010 to 2011 were primarily the result of cost reduction actions.

Research and Development Costs

The decreases in R&D from 2011 to 2012 and 2010 to 2011 were primarily attributable to cost reduction actions.

RESTRUCTURING COSTS AND OTHER

2012

Restructuring actions taken in 2012 were initiated to reduce Kodak’s cost structure as part of its commitment to drive sustainable profitability. Actions included the winding down of sales of consumer inkjet printers, the digital capture and devices business exit, traditional product manufacturing capacity reductions in the U.S. and Mexico, workforce reductions triggered by the Kodak Gallery wind-down, consolidation of thermal media manufacturing in the U.S. and various targeted reductions in research and development, sales, service, and other administrative functions.

As a result of these actions, Kodak recorded $271 million of charges during 2012, including $13 million of charges for accelerated depreciation and $4 million of charges for inventory write-downs, which were reported in Cost of sales in the accompanying Consolidated Statement of Operations for the year ended December 31, 2012, and $26 million which was reported as discontinued operations. The remaining $228 million of charges were reported as Restructuring costs and other in the accompanying Consolidated Statement of Operations for the year ended December 31, 2012.

During the year ended December 31, 2012, Kodak made cash payments related to restructuring of approximately $99 million.

The charges of $271 million recorded in 2012 included $93 million applicable to the Digital Printing and Enterprise Segment, $20 million applicable to the Graphics, Entertainment and Commercial Films Segment, $24 million applicable to the Personalized and Document Imaging Segment, and $108 million that was applicable to manufacturing, research and development, and administrative functions, which are shared across all segments. The remaining $26 million was applicable to discontinued operations.

The restructuring actions implemented in 2012 are expected to generate future annual cash savings of approximately $286 million. These savings are expected to reduce future annual Cost of sales, SG&A, and R&D expenses by $116 million, $120 million, and $50 million, respectively. Kodak began realizing a portion of these savings in 2012, and expects the majority of the annual savings to be in effect by the end of 2013 as actions are completed.

2011

For the year ended December 31, 2011, Kodak incurred restructuring charges of $133 million. The $133 million of restructuring charges included $10 million of costs related to accelerated depreciation and $2 million of charges for inventory write-downs, which were reported in Cost of sales in the accompanying Consolidated Statement of Operations, and $3 million which was reported as discontinued operations. The remaining charges of $118 million were reported as Restructuring costs and other in the accompanying Consolidated Statement of Operations for the year ended December 31, 2011.

2010

For the year ended December 31, 2010, Kodak incurred restructuring charges of $78 million. The $78 million of restructuring charges included $6 million of costs related to accelerated depreciation and $2 million of charges for inventory write-downs, which were reported in Cost of sales in the accompanying Consolidated Statement of Operations, and $1 million which was reported as discontinued operations. The remaining charges of $69 million were reported as Restructuring costs and other in the accompanying Consolidated Statement of Operations for the year ended December 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

2012

	As of December 31,
(in millions)	2012	2011
Cash and cash equivalents	$1,135	$861

Cash Flow Activity

	For the Year Ended December 31,
(in millions)	2012	2011	Change
Cash flows from operating activities:
Net cash used in continuing operations	$(301)	$(966)	$665
Net cash provided by (used in) discontinued operations	39	(32)	71

Net cash used in operating activities	(262)	(998)	736

Cash flows from investing activities:
Net cash used in continuing operations	(2)	(91)	89
Net cash provided by discontinued operations	27	66	(39)

Net cash provided by (used in) investing activities	25	(25)	50

Cash flows from financing activities:
Net cash provided by financing activities	508	246	262

Effect of exchange rate changes on cash	3	14	(11)

Net increase (decrease) in cash and cash equivalents	$274	$(763)	$1,037

Operating Activities

Net cash used in continuing operations from operating activities decreased $665 million for the year ended December 31, 2012 as compared with the prior year, primarily due to non-payment of pre-petition liabilities. Additionally, cash provided by discontinued operations improved by $71 million due to working capital changes associated with the discontinued operations in the current year. Partially offsetting this improvement was the incremental payment of reorganization and restructuring costs of approximately $195 million in the current year.

Investing Activities

Net cash provided by investing activities increased $50 million for the year ended December 31, 2012 as compared with the prior year, due to decreases in current period capital expenditures of $59 million, as well as cash used for a business acquisition in the prior year of $27 million and the funding of a restricted cash account of $22 million in the prior year. Partially offsetting these cash improvements was a decrease in proceeds from the sales of businesses/assets of $63 million.

Financing Activities

Net cash provided by financing activities increased $262 million for the year ended December 31, 2012 as compared with the prior year, due to the net borrowing increase of $256 million in the current year, driven by the first quarter net borrowing increase, and the proceeds from the sale and leaseback of a property in Mexico in the first quarter for approximately $41 million. Partially offsetting these increases was an increase in reorganization items of $41 million. Refer to discussion below for more details on current period financing activities.

Sources of Liquidity

Kodak historically used cash received from operations, including intellectual property licensing, and the sale of non-core assets to fund its investment in its growth businesses and its transformation from a traditional film manufacturing company to a digital technology company. While Kodak develops its reorganization plan, the need to invest in its businesses will be balanced with the need to improve liquidity.

Kodak is focusing on its most valuable business lines to enable sustained profitability. During the third quarter of 2012 Kodak exited its digital capture and devices and Kodak Gallery businesses. Kodak has also announced that starting in 2013, its Consumer Inkjet business will solely consist of selling ink to its installed printer base.

One of the objectives of the Bankruptcy Filing is to resolve certain legacy liabilities that require significant uses of cash. During 2012 and 2011, Kodak made contributions (funded plans) or paid benefits (unfunded plans) of $153 million and $217 million, respectively, relating to its major defined benefit pension and other postretirement benefit plans. The decline in 2012 from 2011 is primarily due to the fact that the 2012 contribution to the Kodak Pension Plan (the “KPP”) in the United Kingdom has been deferred and is intended to be considered as part of the overall resolution of the chapter 11 claims of the Trustee of the KPP and of Kodak Limited, the sponsoring employer. Kodak estimates contributions and benefit payments relating to its major defined benefit pension and other postretirement benefit plans in 2013 of $58 million. The expected decline in 2013 from 2012 is primarily due to the discontinuation of U.S. retiree medical, dental, life insurance, and survivor income benefits (other than COBRA continuation coverage or conversion rights as required by the applicable benefit plans or applicable law) in 2013. See Note 1, “Bankruptcy Proceedings,” in the Notes to the Financial Statements in Item 8 for additional information.

In connection with the Bankruptcy Filing, on January 20, 2012, the Company and Kodak Canada Inc. (the “Canadian Borrower” and, together with the Company, the “Borrowers”) entered into a Debtor-in-Possession Credit Agreement, as amended on January 25, 2012, March 5, 2012, April 26, 2012, December 19, 2012 and February 6, 2013 (the “DIP Credit Agreement”), with certain subsidiaries of the Company and the Canadian Borrower signatory thereto (“Subsidiary Guarantors”), the lenders signatory thereto (the “Lenders”), Citigroup Global Markets Inc., as sole lead arranger and book-runner, and Citicorp North America, Inc., as syndication agent, administration agent and co-collateral agent (the “Agent”). Pursuant to the terms of the DIP Credit Agreement, the Lenders agreed to lend in an aggregate principal amount of up to $950 million, consisting of up to $250 million super-priority senior secured asset-based revolving credit facilities and an up to $700 million super-priority senior secured term loan facility.

During 2012 the Company borrowed $700 million in term loans, issued approximately $126 million of letters of credit, and had secured agreements of $20 million under the revolving credit facilities. Under the DIP Credit Agreement borrowing base calculation, the Borrowers had approximately $45 million available under the revolving credit facilities as of December 31, 2012. The DIP Credit Agreement limits, among other things, the Borrowers’ and the Subsidiary Guarantors’ ability to (i) incur indebtedness, (ii) incur or create liens, (iii) dispose of assets, (iv) prepay subordinated indebtedness and make other restricted payments, (v) enter into sale and leaseback transactions and (vi) modify the terms of any organizational documents and certain material contracts of the Borrowers and the Subsidiary Guarantors. In addition to standard obligations, the DIP Credit Agreement provides for specific milestones that Kodak must achieve by specific target dates. In addition, the Company and its subsidiaries are required to maintain consolidated Adjusted EBITDA (as defined in the DIP Credit Agreement) of not less than a specified level for certain periods, with the specified levels ranging from $(130) million to $175 million depending on the applicable period. The Company and its subsidiaries must also maintain minimum U.S. Liquidity (as defined in the DIP Credit Agreement) ranging from $100 million to $250 million depending on the applicable period. Kodak was required to maintain U.S. Liquidity of $125 million, $250 million, and $150 million for the periods from January 20, 2012 to February 15, 2012; February 16, 2012 to March 31, 2012; and April 1, 2012 to September 30, 2012, respectively. From October 1, 2012 through the termination of the DIP Credit Agreement, Kodak must maintain minimum U.S. Liquidity of $100 million, subject to increase under certain circumstances as described in the DIP Credit Agreement. Kodak was in compliance with all covenants under the DIP Credit Agreement as of December 31, 2012. The Company must prepay the DIP Credit Agreement with all net cash proceeds from sales of or casualty events relating to certain types of collateral consisting of accounts, inventory, equipment or machinery that constitute collateral. In addition, all net cash proceeds from any sale in respect of the Company’s digital imaging patent portfolio must be used to prepay the DIP Credit Agreement. With respect to all other asset sales or casualty events, or intellectual property licensing or settlement agreements, 75% of the net cash proceeds must be used to prepay the DIP Credit Agreement and 25% may be retained by the Company. However, once the Company’s share of these retained proceeds totals $150 million, all remaining and future net cash proceeds must be used to prepay the DIP Credit Agreement (retained proceeds were $12 million as of December 31, 2012).

On February 1, 2013, Kodak entered into a series of agreements under which it received approximately $530 million of proceeds, net of withholding taxes, a portion of which was paid by intellectual property licensees and a portion of which was paid by the acquirers of Kodak’s digital imaging patent portfolio. In accordance with the DIP Credit Agreement, approximately $419 million of the proceeds was used to prepay the term loan under the DIP Credit Agreement.

On February 28, 2013, the Company and members of the Steering Committee of the Second Lien Noteholders (the “Commitment Parties”) agreed to structure and arrange a Junior DIP Facility with an aggregate principal amount of up to $848 million of term loans. The term loans would consist of first lien term loans in the aggregate principal amount of $455 million (the “New Money Loans”) and junior lien term loans in the aggregate principal amount of up to $375 million consisting of a dollar-for-dollar “roll-up” (such loans, the “Rolled-Up Loans”) for a portion of the amounts outstanding under the Company’s 2019 Senior Secured Notes issued March 15, 2011 and 2018 Senior Secured Notes issued March 5, 2010 (the “Second Lien Notes”). The Bankruptcy Filing created an event of default under the Second Lien Notes. The Junior DIP Facility will allow for payment of certain fees in cash or additional New Money Loans. The Junior DIP Facility would also contain provisions allowing for a conversion of up to $654 million of the Junior DIP Facility loans upon emergence from chapter 11 into permanent exit financing with a five year term, provided that Kodak meets certain conditions and milestones, including Bankruptcy Court approval of a reorganization plan by September 15, 2013 with an effective date of no later than September 30, 2013; repayment of $200 million of principal amount of New Money Loans; the resolution of all obligations owing in respect of the KPP obligations on terms reasonably satisfactory to the “Required Lead Lenders” (as defined in the agreement with the Commitment Parties); there shall have been an additional prepayment of loans in an amount equal to 75% of U.S. Liquidity (as defined in the agreement with the Commitment Parties) above $200 million; and receiving at least $600 million in cash proceeds through the disposition of certain specified assets that are not part of the Commercial Imaging business, including any combination of the Document Imaging and Personalized Imaging businesses and trademarks and related rights provided that, consent of the Required Lead Lenders would be necessary to exclude the assets of the Document Imaging and/or Personalized Imaging businesses from the disposition. Closing of the Junior DIP Facility is subject to certain conditions, including approval by the Bankruptcy Court of the Junior DIP Facility, repayment in full of the term loans under the DIP Credit Agreement and consent of the ABL lenders under the existing DIP Credit Agreement. On March 1, 2013, the Debtors filed a motion with the Bankruptcy Court seeking approval of the Junior DIP Facility. The Bankruptcy Court approved the Debtors’ motion on March 8, 2013. The agreement with the Commitment Parties expires on April 5, 2013.

On February 6, 2013, the Company received consents for an amendment from the lenders under its DIP Credit Agreement to extend the covenant requirement to file a plan of reorganization and disclosure statement with the bankruptcy court from February 15, 2013 to April 30, 2013. The Company also sought consent for an additional amendment to permit the incurrence of the Junior DIP Facility and to (i) extend the maturity date of the DIP Credit Agreement facility from July 20, 2013 to September 30, 2013, to match the maturity of the Junior DIP Facility, (ii) eliminate the Canadian revolving facility, which is not being used by Kodak, and reduce the aggregate amount of the U.S. revolving credit commitments from $225 million to $200 million, (iii) remove machinery and equipment from the borrowing base of the revolving facility and (iv) revise the existing financial covenants and modify other covenants to match the terms proposed for the Junior DIP Facility. This additional amendment did not become effective because a condition to effectiveness was closing the Junior DIP Facility on or before February 28, 2013. The Company has engaged the DIP Credit Agreement agent to solicit the ABL DIP Credit Agreement lenders to re-consent for this amendment with a new expiration date of April 5, 2013.

Cash and cash equivalents are held in various locations throughout the world. At December 31, 2012 and December 31, 2011, approximately $324 million and $170 million, respectively, of cash and cash equivalents were held within the U.S. and approximately $811 million and $691 million, respectively, of cash and cash equivalents were held outside the U.S. During 2012, approximately $121 million of cash was repatriated, or loaned, from foreign subsidiaries to the U.S., net of loans and repayments of loans to foreign subsidiaries. Total cash and cash equivalents at December 31, 2012 and December 31, 2011 were $1,135 million and $861 million, respectively. Kodak utilizes a variety of tax planning and financing strategies in an effort to ensure that cash is available in locations where it is needed. Cash balances held outside of the U.S. are generally required to support local country operations, may have high tax costs, or other limitations that delay the ability to repatriate, and therefore may not be readily available for transfer to other jurisdictions. Additionally, in China, where approximately $235 million of cash and cash equivalents were held as of December 31, 2012, there are limitations related to net asset balances that impact the ability to make cash available to other jurisdictions in the world. Under the terms of the DIP Credit Agreement, the Debtors are permitted to invest up to $100 million at any time in subsidiaries that are not party to the loan agreement.

Kodak incurred $99 million, $29 million and $28 million of expenses for special termination benefits paid out of its U.S. defined benefit pension plans in 2012, 2011 and 2010, respectively. The plan provision providing for the special termination benefits expired at the end of 2012.

Kodak’s business may not generate cash flow in an amount sufficient to enable it to pay the principal of, or interest on Kodak’s indebtedness, or to fund Kodak’s other liquidity needs, including working capital, capital expenditures, product development efforts, strategic acquisitions, investments and alliances, restructuring actions, costs related to the cases and other general corporate requirements. If Kodak cannot fund its liquidity needs, it will have to take actions such as reducing or delaying capital expenditures, product development efforts, strategic acquisitions, and investments and alliances; selling additional assets; restructuring or refinancing its debt; or seeking additional equity capital. These actions may be restricted as a result of the Debtors’ chapter 11 proceedings, the DIP Credit Agreement, and, if completed, the Junior DIP Facility. Such actions could increase Kodak’s debt, negatively impact customer confidence in Kodak’s ability to provide products and services, reduce Kodak’s ability to raise additional capital, delay sustained profitability, and adversely affect the Debtors’ ability to emerge from bankruptcy. There can be no assurance that any of these remedies could, if necessary, be effected on commercially reasonable terms, or at all, or that they would permit Kodak to meet its scheduled debt service obligations. In addition, if Kodak incurs additional debt, the risks associated with its substantial leverage, including the risk that it will be unable to service Kodak’s debt or generate enough cash flow to fund its liquidity needs, could intensify.

Further, the consummation of the Junior DIP Facility financing and borrowing of loans thereunder is subject to a number of conditions and there is no assurance that these conditions will be satisfied or waived. These conditions include, among others, an amendment of the DIP Credit Agreement becoming effective, the absence of any material adverse effect since September 30, 2012 and the occurrence of the closing of the Junior DIP Facility no later than April 5, 2013. If Kodak fails to satisfy any of these conditions, including any conditions to the amendment of the DIP Credit Agreement becoming effective, the financing under the Junior DIP Facility will not be made available to the Company, which may adversely affect Kodak’s liquidity and, consequently, its businesses, operating results, financial condition and the Debtors’ ability to emerge from bankruptcy. In addition, a portion of the loans under the Junior DIP Facility will convert into loans under the related exit facility. If the Company consummates the Junior DIP Facility but fails to meet the conditions precedent to conversion, the Company will be required to repay in cash the Junior DIP Facility together with accrued and unpaid interest, which may adversely impact the Debtors’ ability to emerge from bankruptcy.

Liens on assets under Kodak’s borrowing arrangements are not expected to affect Kodak’s ability to divest of non-core assets.

Refer to Note 11, “Short-Term Borrowings and Long-Term Debt,” in the Notes to Financial Statements for further discussion of long-term debt, related maturities and interest rates as of December 31, 2012 and December 31, 2011.

Contractual Obligations*

The impact that contractual obligations are expected to have on Kodak’s cash flow in future periods is as follows:

		As of December 31, 2012
(in millions)	Total	2013	2014	2015	2016	2017	2018+
Long-term debt (1)	$1,459	$709	$—	$—	$—	$—	$750
Interest payments on debt (1)	32	32	—	—	—	—	—
Operating lease obligations	157	43	31	24	18	15	26
Purchase obligations (2)	163	67	36	28	17	15	—

Total (3) (4) (5) (6)	$1,811	$851	$67	$52	$35	$30	$776

*	Pre-petition obligations are being administered by the Bankruptcy Court. A portion of the contractual obligations relate to non-U.S. entities and, therefore, are not subject to the bankruptcy proceedings.
(1)	Long-term debt represents the maturity values of Kodak’s long-term debt obligations as of December 31, 2012, excluding debt classified as subject to compromise. Interest payments on debt represent payments related to debt that is not subject to the bankruptcy proceeding. Interest payments to Second Lien Note holders that would be required as a result of entering into the Junior DIP Facility are not reflected in the table above. Refer to Note 11, “Short-Term Borrowings and Long-Term Debt,” in the Notes to Financial Statements.
(2)	Purchase obligations include agreements related to raw materials, supplies, production and administrative services, as well as marketing and advertising, that are enforceable and legally binding on Kodak and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty. The terms of these agreements cover the next one to five years.
(3)	Due to uncertainty regarding the completion of tax audits and possible outcomes, the remaining estimate of the timing of payments related to uncertain tax positions and interest cannot be made. See Note 18, “Income Taxes,” in the Notes to Financial Statements for additional information regarding Kodak’s uncertain tax positions.
(4)	Kodak Limited, a wholly owned subsidiary of the Company (the “Subsidiary’”), has agreed with the Trustee of the KPP to make certain contributions to the Plan. Under the terms of this agreement, the Subsidiary is obligated to pay a minimum amount of $50 million to the KPP in each of the years 2011 through 2014, and a minimum amount of $90 million to the KPP in each of the years 2015 through 2022. Future funding beyond 2022 would be required if the KPP is still not fully funded as determined by the funding valuation for the period ending December 31, 2022. The payment amounts for the years 2015 through 2022 could be lower, and the payment amounts for all years noted could be higher by up to $5 million per year, based on the exchange rate between the U.S. dollar and British pound. These minimum amounts do not include potential contributions related to tax benefits received by the Subsidiary.

The underfunded position of the KPP of approximately $1.5 billion (calculated in accordance with U.S. GAAP) is included in Pension and other postretirement liabilities presented in the Consolidated Statement of Financial Position as of December 31, 2012. The underfunded obligation relates to a non-debtor entity. The Trustee has asserted an unsecured claim to the Debtors of approximately $2.8 billion under the guarantee. The Subsidiary has also asserted an unsecured claim to the Debtors under the guarantee for an unliquidated amount. The ultimate treatment of the Trustee’s and Subsidiary’s claims is not determinable at this time. Refer to “Off-Balance Sheet Arrangements” discussion below and Note 1, “Bankruptcy Proceedings,” in the Notes to Financial Statements for additional details.

EKC has proposed that the Subsidiary’s 2012 and future contributions be considered part of the overall resolution of the claims of the Trustee and Subsidiary.

(5)	In addition to the pension contributions related to the KPP noted in (4) above, funding requirements for Kodak’s other major defined benefit retirement plans and other postretirement benefit plans have not been determined, therefore, they have not been included.
(6)	Because their future cash outflows are uncertain, the other long-term liabilities presented in Note 12, “Other Long-Term Liabilities,” in the Notes to Financial Statements are excluded from this table.

Off-Balance Sheet Arrangements

Kodak guarantees debt and other obligations of certain customers. The debt and other obligations are primarily due to banks and leasing companies in connection with financing of customers’ purchases of equipment and product from Kodak. At December 31, 2012, the maximum potential amount of future payments (undiscounted) that Kodak could be required to make under these customer-related guarantees was $19 million and the carrying amount of the liability related to these customer guarantees was not material.

The customer financing agreements and related guarantees, which mature between 2013 and 2016, typically have a term of 90 days for product and short-term equipment financing arrangements, and up to five years for long-term equipment financing arrangements. These guarantees would require payment from Kodak only in the event of default on payment by the respective debtor. In some cases, particularly for guarantees related to equipment financing, Kodak has collateral or recourse provisions to recover and sell the equipment to reduce any losses that might be incurred in connection with the guarantees. However, any proceeds received from the liquidation of these assets may not cover the maximum potential loss under these guarantees.

EKC also guarantees potential indebtedness to banks and other third parties for some of its consolidated subsidiaries. The maximum amount guaranteed is $100 million, and the outstanding amount for those guarantees is $83 million. Of this outstanding amount, $38 million is recorded within Short-term borrowings and current portion of long-term debt. The remaining $45 million of outstanding guarantees represent parent guarantees providing financial assurance to third parties that the Company’s subsidiaries will fulfill their future performance or financial obligations under various contracts, which do not necessarily have corresponding liabilities reported in Kodak’s financial statements. These guarantees expire in 2013 through 2019. Pursuant to the terms of the Company’s Amended Credit Agreement, obligations of the Borrowers to the Lenders under the Amended Credit Agreement, as well as secured agreements in an amount not to exceed $75 million, are guaranteed by the Company and the Company’s U.S. subsidiaries and included in the above amounts. As of December 31, 2012, these secured agreements totaled $20 million.

EKC has issued a guarantee to Kodak Limited (the “Subsidiary”) and the Trustee (the “Trustee”) of the Kodak Pension Plan (the “KPP”) in the United Kingdom. Under that arrangement, EKC guaranteed to the Subsidiary and the Trustees the ability of the Subsidiary, only to the extent it becomes necessary to do so, to (1) make contributions to the KPP to ensure sufficient assets exist to make plan benefit payments, and (2) make contributions to the KPP such that it will achieve full funded status by the funding valuation for the period ending December 31, 2022. The guarantee expires (a) upon the conclusion of the funding valuation for the period ending December 31, 2022 if the KPP achieves full funded status or on payment of the balance if the KPP is underfunded by no more than 60 million British pounds by that date, (b) earlier in the event that the KPP achieves full funded status for two consecutive funding valuation cycles which are typically performed at least every three years, or (c) June 30, 2024 on payment of the balance in the event that the KPP is underfunded by more than 60 million British pounds upon conclusion of the funding valuation for the period ending December 31, 2022. The amount of potential future contributions is dependent on the funding status of the KPP as it fluctuates over the term of the guarantee. The funded status of the KPP may be materially impacted by future changes in key assumptions used in the valuation of the plan, particularly the discount rate and expected rate of return on plan assets. The funded status of the KPP (calculated in accordance with U.S. GAAP) is included in Pension and other postretirement liabilities presented in the Consolidated Statement of Financial Position. The guarantee is the subject of the chapter 11 claims asserted by the Trustee of the KPP and the Subsidiary, and it is intended that the obligations under the guarantee, as well as future contributions to the KPP, will be considered as part of the overall resolution of these claims.

Kodak issues indemnifications in certain instances when it sells businesses and real estate, and in the ordinary course of business with its customers, suppliers, service providers and business partners. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. Historically, costs incurred to settle claims related to these indemnifications have not been material to Kodak’s financial position, results of operations or cash flows. Additionally, the fair value of the indemnifications that Kodak issued during the year ended December 31, 2012 was not material to Kodak’s financial position, results of operations or cash flows.

2011

Cash Flow Activity

	For the Year Ended December 31,
(in millions)	2011	2010	Change
Cash flows from operating activities:
Net cash used in continuing operations	$(966)	$(281)	$(685)
Net cash (used in) provided by discontinued operations	(32)	62	(94)

Net cash used in operating activities	(998)	(219)	(779)

Cash flows from investing activities:
Net cash used in continuing operations	(91)	(112)	21
Net cash provided by discontinued operations	66	—	66

Net cash used in investing activities	(25)	(112)	87

Cash flows from financing activities:
Net cash provided by (used in) financing activities	246	(74)	320

Effect of exchange rate changes on cash	14	5	9

Net decrease in cash and cash equivalents	$(763)	$(400)	$(363)

Operating Activities

Net cash used in operating activities increased $779 million for the year ended December 31, 2011 as compared with the prior year. Cash received in 2011 related to non-recurring licensing agreements of $82 million was $515 million lower than cash received in 2010 related to non-recurring licensing agreements, net of applicable withholding taxes, of $597 million. Additionally, the increase in cash used in operating activities was attributable to a greater use of cash from working capital changes and use of cash for the settlement of other liabilities in the current year as compared with the prior year.

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

Other

Refer to Note 3, “Liabilities Subject to Compromise” in the Notes to Financial Statements for discussion regarding Kodak’s reclassification of certain liabilities.

Refer to Note 13, “Commitments and Contingencies” in the Notes to Financial Statements for discussion regarding Kodak’s undiscounted liabilities for environmental remediation costs, and other commitments and contingencies including legal matters.

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report on Form 10-K, includes “forward–looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. Forward–looking statements include statements concerning Kodak’s plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, liquidity, financing needs, business trends, and other information that is not historical information. When used in this report on Form 10-K, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “predicts”, “forecasts,” or future or conditional verbs, such as “will,” “should,” “could,” or “may,” and variations of such words or similar expressions are intended to identify forward–looking statements. All forward–looking statements, including, without limitation, management’s examination of historical operating trends and data are based upon Kodak’s expectations and various assumptions. Future events or results may differ from those anticipated or expressed in these forward-looking statements. Important factors that could cause actual events or results to differ materially from these forward-looking statements include, among others, the risks and uncertainties described in more detail in this report on Form 10–K under the headings “Business”, “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources” and those described in filings made by the Company with the U.S. Bankruptcy Court for the Southern District of New York and in other filings the Company makes with the SEC from time to time, as well as the following: the Company’s ability to successfully emerge from Chapter 11 as a profitable sustainable company; the ability of the Company to develop, secure approval of and consummate one or more plans of reorganization with respect to the Chapter 11 cases; Kodak’s ability to improve its operating structure, financial results and profitability; the ability of Kodak to achieve cash forecasts, financial projections, and projected growth; our ability to raise sufficient proceeds from the sale of businesses and non-core assets; the businesses Kodak expects to emerge from Chapter 11; the ability Kodak to discontinue certain businesses or operations; the ability of Kodak to continue as a going concern; Kodak’s ability to comply with the Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) covenants in its Debtor-in-Possession Credit Agreement; our ability to obtain additional financing; the potential adverse effects of the Chapter 11 proceedings on Kodak’s liquidity, results of operations, brand or business prospects; the outcome of our intellectual property patent litigation matters; Kodak’s ability to generate or raise cash and maintain a cash balance sufficient to comply with the minimum liquidity covenants in its Debtor-in-Possession Credit Agreement and to fund continued investments, capital needs, restructuring payments and to service its debt; our ability to fairly resolve legacy liabilities; the resolution of claims against the Company; our ability to retain key executives, managers and employees; our ability to maintain product reliability and quality and growth in relevant markets; the seasonality of our business; our ability to effectively anticipate technology trends and develop and market new products, solutions and technologies; and the impact of the global economic environment on Kodak. There may be other factors that may cause Kodak’s actual results to differ materially from the forward–looking statements. All forward–looking statements attributable to Kodak or persons acting on its behalf apply only as of the date of this report on Form 10-K, and are expressly qualified in their entirety by the cautionary statements included in this report. Kodak undertakes no obligation to update or revise forward–looking statements to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events.

SUMMARY OF OPERATING DATA

A summary of operating data for 2012 and for the four years prior is shown on page 120.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Kodak, as a result of its global operating and financing activities, is exposed to changes in foreign currency exchange rates, commodity prices, and interest rates, which may adversely affect its results of operations and financial position. In seeking to minimize the risks associated with such activities, Kodak may enter into derivative contracts. Kodak does not utilize financial instruments for trading or other speculative purposes. Foreign currency forward contracts are used to hedge existing foreign currency denominated assets and liabilities, especially those of Kodak’s International Treasury Center, as well as forecasted foreign currency denominated intercompany sales. Silver forward contracts are used to mitigate Kodak’s risk to fluctuating silver prices. Kodak’s exposure to changes in interest rates results from its investing and borrowing activities used to meet its liquidity needs. Long-term debt is generally used to finance long-term investments, while short-term debt is used to meet working capital requirements.

Using a sensitivity analysis based on estimated fair value of open foreign currency forward contracts using available forward rates, if the U.S. dollar had been 10% weaker at December 31, 2012 and 2011, the fair value of open forward contracts would have decreased $21 million and increased $34 million, respectively. Such changes in fair value would be substantially offset by the revaluation or settlement of the underlying positions hedged.

There were no open silver forward contracts as of December 31, 2012. Using a sensitivity analysis based on estimated fair value of open silver forward contracts using available forward prices, if available forward silver prices had been 10% lower at December 31, 2011, the fair value of open forward contracts would have decreased $2 million. Such changes in fair value, if realized, would have been offset by lower costs of manufacturing silver-containing products.

Kodak is exposed to interest rate risk primarily through its borrowing activities and, to a lesser extent, through investments in marketable securities. Kodak may utilize borrowings to fund its working capital and investment needs. The majority of short-

term and long-term borrowings are in fixed-rate instruments. There is inherent roll-over risk for borrowings and marketable securities as they mature and are renewed at current market rates. The extent of this risk is not predictable because of the variability of future interest rates and business financing requirements.

Using a sensitivity analysis based on estimated fair value of short-term and long-term borrowings, if available market interest rates had been 10% (about 187 basis points) lower at December 31, 2012, the fair value of short-term and long-term borrowings would have increased $1 million and $37 million, respectively. Using a sensitivity analysis based on estimated fair value of short-term and long-term borrowings, if available market interest rates had been 10% (about 301 basis points) lower at December 31, 2011, the fair value of short-term and long-term borrowings would have increased $3 million and $66 million, respectively.

Kodak’s financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments. Kodak manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties. Kodak has procedures to monitor the credit exposure amounts. The maximum credit exposure at December 31, 2012 was not significant to Kodak.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Eastman Kodak Company:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Eastman Kodak Company and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Note 1 to the financial statements, on January 19, 2012, the Company and its U.S. subsidiaries filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code. Uncertainties inherent in the bankruptcy process raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ PricewaterhouseCoopers LLP

Rochester, New York

March 11, 2013

EASTMAN KODAK COMPANY

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENT OF OPERATIONS

(in millions, except per share data)

	For the Year Ended December 31,
	2012	2011	2010
Net sales
Products	$3,441	$4,238	$4,316
Services	721	784	775
Licensing & royalties (Note 18)	(48)	126	902

Total net sales	$4,114	$5,148	$5,993

Cost of sales
Products	$2,954	$3,741	$3,580
Services	569	609	590

Total cost of sales	$3,523	$4,350	$4,170

Gross profit	$591	$798	$1,823
Selling, general and administrative expenses	824	1,050	1,084
Research and development costs	207	235	249
Restructuring costs and other	228	118	69
Other operating (income) expenses, net	(95)	(65)	619

Loss from continuing operations before interest expense, other income (charges), net, reorganization items, net and income taxes	(573)	(540)	(198)
Interest expense (contractual interest for the year ended December 31, 2012 of $203)	158	155	148
Loss on early extinguishment of debt, net	7	—	102
Other income (charges), net	21	(4)	23
Reorganization items, net	843	—	—

Loss from continuing operations before income taxes	(1,560)	(699)	(425)
(Benefit) provision for income taxes	(257)	8	110

Loss from continuing operations	(1,303)	(707)	(535)
Loss from discontinued operations, net of income taxes	(76)	(57)	(152)

NET LOSS ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$(1,379)	$(764)	$(687)

Basic and diluted net loss per share attributable to Eastman Kodak Company common shareholders:
Continuing operations	$(4.79)	$(2.63)	$(1.99)
Discontinued operations	(0.28)	(0.21)	(0.57)

Total	$(5.07)	$(2.84)	$(2.56)

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) INCOME

(in millions)

	For the Year Ended December 31,
	2012	2011	2010
NET LOSS ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$(1,379)	$(764)	$(687)
Other comprehensive income (loss), net of tax:
Realized and unrealized (losses) gains from hedging activity, net of tax of $2, $0 and $0 for the years ended December 31, 2012, 2011 and 2010, respectively	(1)	5	4
Reclassification adjustment for hedging-related gains (losses) included in net earnings, net of tax of $1, $0 and $1 for the years ended December 31, 2012, 2011 and 2010	5	(14)	(8)
Unrealized gains from investment, net of tax of $0 for the years ended December 31, 2012, 2011 and 2010	—	1	—
Currency translation adjustments	(14)	18	80
Pension and other postretirement benefit plan obligation activity, net of tax of $146, $71 and $19 for the years ended December 31, 2012, 2011 and 2010, respectively	60	(541)	(451)

Total comprehensive loss, net of tax	$(1,329)	$(1,295)	$(1,062)

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(in millions, except share and per share data)

	As of December 31,
	2012	2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,135	$861
Receivables, net	790	1,103
Inventories, net	543	607
Deferred income taxes	75	81
Other current assets	35	75

Total current assets	2,578	2,727
Property, plant and equipment, net	693	895
Goodwill	278	277
Other long-term assets	737	779

TOTAL ASSETS	$4,286	$4,678

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable, trade	$432	$706
Short-term borrowings and current portion of long-term debt	699	152
Accrued income and other taxes	13	40
Other current liabilities	960	1,252

Total current liabilities	2,104	2,150
Long-term debt, net of current portion	740	1,363
Pension and other postretirement liabilities	2,031	3,053
Other long-term liabilities	372	462
Liabilities subject to compromise	2,716	—

Total liabilities	7,963	7,028
Commitments and Contingencies (Note 13)
EQUITY (DEFICIT)
Common stock, $2.50 par value, 950,000,000 shares authorized; 391,292,760 shares issued as of December 31, 2012 and 2011; 272,373,920 and 271,379,883 shares outstanding as of December 31, 2012 and 2011, respectively	978	978
Additional paid in capital	1,105	1,108
Retained earnings	2,600	4,071
Accumulated other comprehensive loss	(2,616)	(2,666)

	2,067	3,491
Treasury stock, at cost; 118,918,840 shares as of December 31, 2012 and 119,912,877 shares as of December 31, 2011	(5,746)	(5,843)

Total Eastman Kodak Company shareholders’ deficit	(3,679)	(2,352)
Noncontrolling interests	2	2

Total deficit	(3,677)	(2,350)

TOTAL LIABILITIES AND DEFICIT	$4,286	$4,678

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)

(in millions, except share and per share data)

	Eastman Kodak Company Shareholders
	Common Stock (1)	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total	Noncontrolling Interests	Total
Equity (deficit) as of December 31, 2009	$978	$1,093	$5,676	$(1,760)	$(6,022)	$(35)	$2	$(33)

Net loss	—	—	(687)	—	—	(687)	—	(687)

Other comprehensive loss:
Unrealized gains arising from hedging activity ($4 million pre-tax)	—	—	—	4	—	4	—	4
Reclassification adjustment for hedging related gains included in net earnings ($8 million pre-tax)	—	—	—	(8)	—	(8)	—	(8)
Currency translation adjustments	—	—	—	80	—	80	—	80
Pension and other postretirement liability adjustments ($470 million pre-tax)	—	—	—	(451)	—	(451)	—	(451)

Other comprehensive loss	—	—	—	(375)	—	(375)	—	(375)

Comprehensive loss								(1,062)
Recognition of equity-based compensation expense	—	21	—	—	—	21	—	21
Treasury stock issued, net (268,464 shares) (2)	—	(9)	(20)	—	28	(1)	—	(1)

Equity (deficit) as of December 31, 2010	$978	$1,105	$4,969	$(2,135)	$(5,994)	$(1,077)	$2	$(1,075)

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENT OF EQUITY (DEFICIT) Cont’d.

(in millions, except share and per share data)

	Eastman Kodak Company Shareholders
	Common Stock (1)	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total	Noncontrolling Interests	Total
Equity (deficit) as of December 31, 2010	$978	$1,105	$4,969	$(2,135)	$(5,994)	$(1,077)	$2	$(1,075)

Net loss	—	—	(764)	—	—	(764)	—	(764)

Other comprehensive loss:
Unrealized gains on available-for-sale securities ($1 million pre-tax)	—	—	—	1	—	1	—	1
Unrealized gains arising from hedging activity ($5 million pre-tax)	—	—	—	5	—	5	—	5
Reclassification adjustment for hedging related gains included in net earnings ($14 million pre-tax)	—	—	—	(14)	—	(14)	—	(14)
Currency translation adjustments	—	—	—	18	—	18	—	18
Pension and other postretirement liability adjustments ($611 million pre-tax)	—	—	—	(541)	—	(541)	—	(541)

Other comprehensive loss	—	—	—	(531)	—	(531)	—	(531)

Comprehensive loss								(1,295)
Recognition of equity-based compensation expense	—	20	—	—	—	20	—	20
Treasury stock issued, net (2,326,209 shares) (2)	—	(16)	(127)	—	143	—	—	—
Unvested stock issuances (154,696 shares)	—	(1)	(7)	—	8	—	—	—

Equity (deficit) as of December 31, 2011	$978	$1,108	$4,071	$(2,666)	$(5,843)	$(2,352)	$2	$(2,350)

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENT OF EQUITY (DEFICIT) Cont’d.

(in millions, except share and per share data)

	Eastman Kodak Company Shareholders
	Common Stock (1)	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total	Noncontrolling Interests	Total
Equity (deficit) as of December 31, 2011	$978	$1,108	$4,071	$(2,666)	$(5,843)	$(2,352)	$2	$(2,350)

Net loss	—	—	(1,379)	—	—	(1,379)	—	(1,379)

Other comprehensive loss:
Realized and unrealized losses arising from hedging activity ($2 million pre-tax)	—	—	—	(1)	—	(1)	—	(1)
Reclassification adjustment for hedging related losses included in net earnings ($0 million pre-tax)	—	—	—	5	—	5	—	5
Currency translation adjustments	—	—	—	(14)	—	(14)	—	(14)
Pension and other postretirement liability adjustments ($146 million pre-tax)	—	—	—	60	—	60	—	60

Other comprehensive loss	—	—	—	50	—	50	—	50

Comprehensive loss								(1,329)
Recognition of equity-based compensation expense	—	2	—	—	—	2	—	2
Treasury stock issued, net (994,037 shares) (2)	—	(5)	(92)	—	97	—	—	—

Equity (deficit) as of December 31, 2012	$978	$1,105	$2,600	$(2,616)	$(5,746)	$(3,679)	$2	$(3,677)

(1)	There are 100 million shares of $10 par value preferred stock authorized, none of which have been issued.
(2)	Includes stock awards issued, offset by shares surrendered for taxes.

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

	For the Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net loss	$(1,379)	$(764)	$(687)
Adjustments to reconcile to net cash provided by operating activities:
Loss from discontinued operations, net of income taxes	76	57	152
Depreciation and amortization	242	273	345
Gain on sales of businesses/assets	(18)	(80)	(8)
Loss on early extinguishment of debt, net	7	—	102
Non-cash restructuring costs, asset impairments and other charges	34	17	635
Non-cash reorganization items, net	717	—	—
(Benefit) provision for deferred income taxes	(20)	12	(95)
Decrease (increase) in receivables	213	(12)	134
Decrease (increase) in inventories	27	103	(68)
Decrease in liabilities excluding borrowings	(154)	(524)	(580)
Other items, net	(46)	(48)	(211)

Total adjustments	1,078	(202)	406

Net cash used in continuing operations	(301)	(966)	(281)

Net cash provided by (used in) discontinued operations	39	(32)	62

Net cash used in operating activities	(262)	(998)	(219)

Cash flows from investing activities:
Additions to properties	(69)	(128)	(149)
Proceeds from sales of businesses/assets	63	87	32
Business acquisitions, net of cash acquired	—	(27)	—
(Funding) use of restricted cash and investment accounts	—	(22)	1
Marketable securities—sales	95	83	74
Marketable securities—purchases	(91)	(84)	(70)

Net cash used in continuing operations	(2)	(91)	(112)

Net cash provided by discontinued operations	27	66	—

Net cash provided by (used in) investing activities	25	(25)	(112)

Cash flows from financing activities:
Proceeds from DIP credit agreement	686	—	—
Proceeds from other borrowings	—	412	503
Repayment of borrowings	(178)	(160)	(565)
Reorganization items	(41)	—	—
Debt issuance costs	—	(6)	(12)
Proceeds from sale and leaseback transaction	41	—	—

Net cash provided by financing activities	508	246	(74)

Effect of exchange rate changes on cash	3	14	5

Net increase (decrease) in cash and cash equivalents	274	(763)	(400)
Cash and cash equivalents, beginning of year	861	1,624	2,024

Cash and cash equivalents, end of year	$1,135	$861	$1,624

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

SUPPLEMENTAL CASH FLOW INFORMATION

(in millions)

	For the Year Ended December 31,
	2012	2011	2010
Cash paid for interest and income taxes was:
Interest, net of portion capitalized of $1 as of December 31, 2012, 2011 and 2010	$63	$126	$115
Income taxes (1)	55	78	197
The following non-cash items are not reflected in the Consolidated Statement of Cash Flows:
Pension and other postretirement benefits liability adjustments	$(60)	$541	$451
Liabilities assumed in acquisitions	—	9	—
Issuance of unvested stock, net of forfeitures	—	1	—

(1)	Includes payments related to discontinued operations.

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

(DEBTOR-IN-POSSESSION)

NOTES TO FINANCIAL STATEMENTS

NOTE 1: BANKRUPTCY PROCEEDINGS

On January 19, 2012 (the “Petition Date”), Eastman Kodak Company and its U.S. subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief (the “Bankruptcy Filing”) under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) case number 12-10202. The Company’s foreign subsidiaries (collectively, the “Non-Filing Entities”) were not part of the Bankruptcy Filing. The Debtors continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. The Non-Filing Entities continue to operate in the ordinary course of business.

The Bankruptcy Filing is intended to permit Kodak to reorganize and increase liquidity in the U.S. and abroad, monetize non-strategic intellectual property and businesses, fairly resolve legacy liabilities, and focus on the most valuable business lines to enable sustainable profitability. The Debtors’ goal is to develop and implement a reorganization plan that meets the standards for confirmation under the Bankruptcy Code. Confirmation of a reorganization plan could materially alter the classifications and amounts reported in Kodak’s consolidated financial statements, which do not give effect to any adjustments to the carrying values of assets or amounts of liabilities that might be necessary as a consequence of a confirmation of a reorganization plan or other arrangement or the effect of any operational changes that may be implemented.

OPERATION AND IMPLICATION OF THE BANKRUPTCY FILING

Under Section 362 of the Bankruptcy Code, the filing of voluntary bankruptcy petitions by the Debtors automatically stayed most actions against the Debtors, including most actions to collect indebtedness incurred prior to the Petition Date or to exercise control over Kodak’s property. Accordingly, although the Bankruptcy Filing triggered defaults for certain of the Debtors’ debt obligations, creditors are stayed from taking any actions as a result of such defaults. Absent an order of the Bankruptcy Court, substantially all of the Debtors’ pre-petition liabilities are subject to compromise under a reorganization plan. As a result of the Bankruptcy Filing the realization of assets and the satisfaction of liabilities are subject to uncertainty. The Debtors, operating as debtors-in-possession under the Bankruptcy Code, may, subject to approval of the Bankruptcy Court, sell or otherwise dispose of assets and liquidate or compromise liabilities for amounts other than those reflected in the consolidated financial statements. Further, a confirmed reorganization plan or other arrangement may materially change the amounts and classifications in the Company’s consolidated financial statements.

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

Subsequent to the Petition Date, the Debtors received approval, but not direction, from the Bankruptcy Court to pay or otherwise honor certain pre-petition obligations generally designed to stabilize Kodak’s operations. These obligations related to certain employee wages, salaries and benefits, certain customer program obligations, and the payment of vendors and other providers in the ordinary course for goods and services received after the Petition Date. The Debtors have retained, pursuant to Bankruptcy Court approval, legal and financial professionals to advise the Company in connection with the Bankruptcy Filing and certain other professionals to provide services and advice in the ordinary course of business. From time to time, the Debtors may seek Bankruptcy Court approval to retain additional professionals.

The U.S. Trustee for the Southern District of New York (the “U.S. Trustee”) has appointed an official committee of unsecured creditors (the “UCC”) as well as an official committee of retired employees (“Retiree Committee”). The UCC, the Retiree Committee and their legal representatives have a right to be heard on all matters affecting the Debtors that come before the Bankruptcy Court. There can be no assurance that the UCC will support the Debtors’ positions on matters to be presented to the Bankruptcy Court in the future or on any reorganization plan, once proposed.

REORGANIZATION PLAN

In order for the Debtors to emerge successfully from chapter 11, the Debtors must obtain the Bankruptcy Court’s approval of a reorganization plan, which will enable the Debtors to emerge from chapter 11 as a reorganized entity operating in the ordinary course of business outside of bankruptcy. In connection with a reorganization plan, the Company also may require a new credit facility, or “exit financing”. The Company’s ability to obtain such approval and exit financing will depend on, among other things, the timing and outcome of various ongoing matters related to the Bankruptcy Filing. A reorganization plan determines the rights and satisfaction of claims of various creditors and security holders, and is subject to the ultimate outcome of negotiations, events and Bankruptcy Court decisions.

On February 22, 2013, the Bankruptcy Court entered an order extending the period of time that the Debtors have the exclusive right to file a reorganization plan and disclosure statement with the Bankruptcy Court through and including April 18, 2013. The extension concerns only the length of time in which the Debtors have the sole right to file a reorganization plan, not the duration of the case.

The Debtor-In-Possession Credit Agreement (“DIP Credit Agreement” or “DIP”) stipulates that a draft of an acceptable reorganization plan and disclosure statement is to be provided to the DIP agent on or prior to January 15, 2013 and filed with the court on or prior to February 15, 2013. On January 15, 2013, the Company provided to the DIP agent a draft reorganization plan and disclosure statement. On February 6, 2013, the Company entered into an amendment of the DIP Credit Agreement to extend the requirement to file a plan of reorganization and disclosure statement with the Bankruptcy Court to April 30, 2013.

Under section 1125 of the Bankruptcy Code, the disclosure statement must be approved by the Bankruptcy Court before the Debtors may solicit acceptance of the proposed reorganization plan. To be approved by the Bankruptcy Court, the disclosure statement must contain “adequate information” that would enable a hypothetical holder to make an informed judgment about the plan. Once the disclosure statement is approved, the Debtors may send the proposed reorganization plan, the disclosure statement and ballots to all creditors entitled to vote.

Kodak presently expects that any proposed reorganization plan will provide, among other things, settlement of the obligations under the DIP Credit agreement, mechanisms for settlement of claims against the Debtors’ estates, treatment of the Company’s existing equity and debt holders, and certain corporate governance and administrative matters pertaining to the reorganized Company. Any proposed reorganization plan will be subject to revision prior to submission to the Bankruptcy Court based upon discussions with the Debtors’ creditors and other interested parties, and thereafter in response to creditor claims and objections and the requirements of the Bankruptcy Code or the Bankruptcy Court. There can be no assurance that the Debtors’ will be able to secure approval for the Debtors’ proposed reorganization plan from creditors or confirmation from the Bankruptcy Court. In the event the Debtors’ do not secure approval or confirmation of the reorganization plan, any outstanding DIP Credit Agreement principal and interest could become immediately due and payable.

DEBTOR-IN-POSSESSION FINANCING

In connection with the Bankruptcy Filing, on January 20, 2012, the Company and Kodak Canada Inc. (the “Canadian Borrower” and, together with the Company, the “Borrowers”) entered into a Debtor-in-Possession Credit Agreement, as amended on January 25, 2012, March 5, 2012, April 26, 2012, December 19, 2012, and February 6, 2013 (the “DIP Credit Agreement”). Pursuant to the terms of the DIP Credit Agreement, the lenders agreed to lend to the Borrowers an aggregate principal amount of up to $950 million, consisting of up to $250 million super-priority senior secured asset-based revolving credit facilities and an up to $700 million super-priority senior secured term loan facility (collectively, the “Loans”). The DIP Credit Agreement was approved on February 15, 2012 by the Bankruptcy Court. The DIP Credit Agreement terminates and all outstanding obligations must be repaid on the earliest to occur of (i) July 20, 2013, (ii) the date of the substantial consummation of certain reorganization plans, or (iii) certain other events, including Events of Default (as defined in the DIP Credit Agreement) and repayment in full of the obligations pursuant to a mandatory prepayment.

On March 1, 2013, the Company and the DIP Credit Agreement agent agreed on terms for the solicitation of consents from the ABL lenders under the existing DIP Credit Agreement which would consent to the incurrence of the Junior DIP Facility and among other related changes and conforming changes to the Junior DIP Facility, would extend the maturity date of the DIP Credit Agreement from July 20, 2013 to September 30, 2013, to match the maturity of the Junior DIP Facility. Refer to Note 11, “Short-Term Borrowings and Long-Term Debt” for additional information on the DIP Credit Agreement amendments.

On February 28, 2013, the Company and members of the Steering Committee of the Second Lien Noteholders (the “Commitment Parties”) agreed to structure and arrange a Junior DIP Facility with an aggregate principal amount of up to $848 million of term loans. The term loans would consist of first lien term loans in the aggregate principal amount of $455 million (the “New Money Loans”) and junior lien term loans in the aggregate principal amount of up to $375 million consisting of a dollar-for-dollar “roll-up” (such loans, the “Rolled-Up Loans”) for a portion of the amounts outstanding under the Company’s 2019 Senior Secured Notes issued March 15, 2011 and 2018 Senior Secured Notes issued March 5, 2010 (the “Second Lien Notes”). The Bankruptcy Filing created an event of default under the Second Lien Notes. The Junior DIP Facility will allow for payment of certain fees in cash or additional New Money Loans. The Junior DIP Facility would also contain provisions allowing for a conversion of up to $654 million of the Junior DIP Facility loans upon emergence from chapter 11 into permanent exit financing with a five year term, provided that Kodak meets certain conditions and milestones, including Bankruptcy Court approval of a reorganization plan by September 15, 2013 with an effective date of no later than September 30, 2013; repayment of $200 million of principal amount of New Money Loans; the resolution of all obligations owing in respect of the KPP on terms reasonably satisfactory to the “Required Lead Lenders” (as defined in the agreement with the Commitment Parties); there shall have been an additional prepayment of loans in an amount equal to 75% of U.S. Liquidity (as defined in the agreement with the Commitment Parties) above $200 million; and receiving at least $600 million in cash proceeds through the disposition of certain specified assets that are not part of the Commercial Imaging business, including any combination of the Document Imaging and Personalized Imaging businesses and trademarks and related rights provided that, consent of the Required Lead Lenders would be necessary to exclude the assets of the Document Imaging and Personalized Imaging businesses from the disposition. Closing of the Junior DIP Facility is subject to certain conditions, including approval by the Bankruptcy Court of the Junior DIP Facility, repayment in full of the term loans under the DIP Credit Agreement, and consent of the ABL lenders under the existing DIP Credit Agreement. On March 1, 2013, the Debtors filed a motion with the Bankruptcy Court seeking approval of the Junior DIP Facility. The Bankruptcy Court approved the Debtors’ motion on March 8, 2013. The agreement with the Commitment Parties expires on April 5, 2013.

Refer to Note 11, “Short-Term Borrowings and Long-Term Debt” for additional information on the Junior DIP Facility.

PRE-PETITION CLAIMS

On April 18, 2012, as amended on May 16, 2012 and February 1, 2013, the Debtors filed schedules of assets and liabilities and statements of financial affairs with the Bankruptcy Court. On May 10, 2012, the Bankruptcy Court entered an order establishing July 17, 2012 as the bar date for potential creditors to file proofs of claims and established the required procedures with respect to filing such claims. A bar date is the date by which pre-petition claims against the Debtors must be filed if the claimants wish to receive any distribution in the chapter 11 proceedings.

As of February 22, 2013, the Debtors have received approximately 6,100 proofs of claim, a portion of which assert, in part or in whole, unliquidated claims. In the aggregate, total liquidated proofs of claim of approximately $21.4 billion have been filed against the Debtors. New and amended claims may be filed in the future, including claims amended to assign values to claims originally filed with no designated value. The Debtors are now in the process of reconciling such claims to the amounts listed by the Debtors in their schedule of assets and liabilities (as amended). Differences in liability amounts estimated by the Debtors and claims filed by creditors will be investigated and resolved, including through the filing of objections with the Bankruptcy Court, where appropriate. Approximately 1,100 claims totaling approximately $1.1 billion have been expunged or withdrawn and the Debtors have filed additional claim objections with the Bankruptcy Court for approximately 200 claims totaling approximately $30 million in additional reductions. The Debtors may continue to ask the Bankruptcy Court to disallow claims that the Debtors believe are duplicative, have been later amended or superseded, are without merit, are overstated or should be disallowed for other reasons. In addition, as a result of this process, the Debtors may identify additional liabilities that will need to be recorded or reclassified to liabilities subject to compromise. In light of the substantial number of claims filed, the claims resolution process may take considerable time to complete. The resolution of such claims could result in material adjustments to Kodak’s financial statements. The determination of how liabilities will ultimately be treated cannot be made until the Bankruptcy Court approves a plan of reorganization. Accordingly, the ultimate amount or treatment of such liabilities is not determinable at this time.

FINANCIAL REPORTING IN REORGANIZATION

Expenses, gains and losses directly associated with reorganization proceedings are reported as Reorganization items, net in the accompanying Consolidated Statement of Operations. In addition, liabilities subject to compromise in the chapter 11 proceedings are distinguished from liabilities of Non-Filing Entities, fully secured liabilities not expected to be compromised and from post-petition liabilities in the accompanying Consolidated Statement of Financial Position as of December 31, 2012. Where there is uncertainty about whether a secured claim will be paid or impaired under the chapter 11 proceedings, Kodak has classified the entire amount of the claim as a liability subject to compromise. The amount of liabilities subject to compromise represents Kodak’s estimate, where an estimate is determinable, of known or potential pre-petition claims to be addressed in connection with the bankruptcy proceedings. Such liabilities are reported at Kodak’s current estimate, where an estimate is determinable, of the allowed claim amounts, even though the claims may be settled for lesser amounts. These claims remain subject to future adjustments, which may result from: negotiations; actions of the Bankruptcy Court; disputed claims; rejection of contracts and unexpired leases; the determination as to the value of any collateral securing claims; proofs of claims; or other events.

Effective as of January 19, 2012, Kodak ceased recording interest expense on outstanding pre-petition debt classified as liabilities subject to compromise. Contractual interest expense represents amounts due under the contractual terms of outstanding debt, including debt subject to compromise. For the period from January 19, 2012 through December 31, 2012 contractual interest expense related to liabilities subject to compromise of approximately $45 million has not been recorded, as it is not expected to be an allowed claim under the chapter 11 case.

SECTION 363 ASSET SALES

On May 2, 2012, Kodak sold certain assets of Kodak Gallery on-line photo services business for $23.8 million to Shutterfly, Inc. Approximately 75% of the net proceeds from the sale were used to repay term debt under the DIP Credit Agreement.

On August 23, 2012, Kodak announced the decision to initiate sale processes for its Personalized Imaging and Document Imaging businesses. The Personalized Imaging business consists of retail systems solutions, paper & output systems, and event imaging solutions. The Document Imaging business consists of scanners, as well as capture software, and services for enterprise customers.

On February 1, 2013, Kodak entered into a series of agreements related to the monetization of certain of its intellectual property assets, including the sale of its digital imaging patents. Under these agreements, Kodak received approximately $530 million, a portion of which was paid by twelve licensees that received a license to the digital imaging patent portfolio and other patents owned by Kodak. Another portion was paid by Intellectual Ventures Fund 83 LLC (“Intellectual Ventures”) and Apple, Inc., each of which acquired a portion of the digital imaging patent portfolio, subject to the licenses granted to the twelve new licensees, and previously existing licenses. In addition, Kodak retained a license to the digital imaging patents for its own use. In connection with this transaction, the Company entered into a separate agreement with FUJIFILM Corporation (“Fuji”) whereby, among other things, Fuji granted Kodak the right to sub-license certain Fuji Patents to businesses Kodak intends to sell as part of the Company’s emergence efforts. The Debtors also agreed to allow Fuji a general unsecured pre-petition claim against the Debtors in the amount of $70 million.

OTHER POSTEMPLOYMENT BENEFITS

On November 7, 2012, the Bankruptcy Court entered an order approving a settlement agreement between the Debtors and the Official Committee of Retired Employees appointed by the U.S. Trustee under the chapter 11 proceedings (the “Retiree Committee”). The Retiree Committee was appointed to negotiate with the Debtors on behalf of eligible retirees, long-term disability recipients, and their spouses, dependents and survivors (“Retirees”), concerning the future of U.S. retiree medical, dental, life insurance, and survivor income benefits.

Under the settlement agreement, the Debtors will no longer provide retiree medical, dental, life insurance and survivor income benefits to current and future Retirees after December 31, 2012 (other than COBRA continuation coverage of medical and/or dental benefits or conversion coverage as required by the plans or applicable law), and the Retiree Committee will set up a trust or account from which some limited benefits for some retirees may be provided after December 31, 2012. The trust or account will be funded by the following contributions from the Debtors: $7.5 million in cash paid by the Company in the fourth quarter of 2012, an administrative claim against the Debtors in the amount of $15 million, and a general unsecured claim against the Debtors in the amount of $635 million. As part of the settlement, all other claims arising from or based on the termination or modification of retiree medical, dental, life insurance and survivor income benefits will be deemed settled and disallowed.

The $650 million in claims against the Debtors and the $7.5 million cash payment are reflected in Reorganization items, net in the accompanying Consolidated Statement of Operations.

EASTMAN KODAK COMPANY GUARANTEE

Eastman Kodak Company (“EKC”) has previously issued (pre-petition) a guarantee to Kodak Limited (the “Subsidiary”) and the Trustee (“Trustee”) of the Kodak Pension Plan (the “KPP”) in the United Kingdom. Under that arrangement, EKC guaranteed to the Subsidiary and the Trustee the ability of the Subsidiary, only to the extent it becomes necessary to do so, to (1) make contributions to the KPP to ensure sufficient assets exist to make plan benefit payments, as they become due, if the KPP otherwise would not have sufficient assets and (2) make contributions to the KPP such that it will achieve fully funded status by the funding valuation for the period ending December 31, 2022.

The Subsidiary agreed to make certain contributions to the KPP as determined by a funding plan agreed to by the Trustee. Under the terms of this agreement, the Subsidiary is obligated to pay a minimum amount of $50 million to the KPP in each of the years 2011 through 2014, and a minimum amount of $90 million to the KPP in each of the years 2015 through 2022. The Subsidiary has not paid the annual contribution due for 2012 and payment of this amount may be demanded at any time. Future funding beyond 2022 would be required if the KPP is still not fully funded as determined by the funding valuation for the period ending December 31, 2022. These payment amounts for the years 2015 through 2022 could be lower, and the payment amounts for all years noted could be higher by up to $5 million each year, based on the exchange rate between the U.S. dollar and British pound. These minimum amounts do not include potential contributions related to tax benefits received by the Subsidiary.

The underfunded position of the KPP of approximately $1.5 billion (calculated in accordance with U.S. GAAP) is included in Pension and other postretirement liabilities presented in the Consolidated Statement of Financial Position as of December 31, 2012. The underfunded obligation relates to a non-debtor entity. The Trustee has asserted an unsecured claim of approximately $2.8 billion under the guarantee. The Subsidiary has also asserted an unsecured claim under the guarantee for an unliquidated amount. The ultimate treatment of the Trustee’s and the Subsidiary’s claims is not determinable at this time.

EKC has proposed that the Subsidiary’s 2012 and future contributions be considered part of the overall resolution of the claims of the Trustee and Subsidiary.

GOING CONCERN

Kodak incurred a net loss for the years ended 2012, 2011 and 2010 and had a shareholders’ deficit as of December 31, 2012 and 2011. To improve Kodak’s performance and address competitive challenges, Kodak is developing a strategic plan for the ongoing operation of its business. Successful implementation of Kodak’s plan, however, is subject to numerous risks and uncertainties. In addition, the increasingly competitive industry conditions under which Kodak operates have negatively impacted Kodak’s results of operations and cash flows and may continue to do so in the future. These factors raise substantial doubt about Kodak’s ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared assuming that Kodak will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Kodak’s ability to continue as a going concern is contingent upon Kodak’s ability to comply with the financial and other covenants contained in the DIP Credit Agreement, the Bankruptcy Court’s approval of the Company’s reorganization plan and the Company’s ability to successfully implement the Company’s plan and obtain exit financing, and maintain sufficient liquidity, among other factors. As a result of the Bankruptcy Filing, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession under chapter 11, the Company may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business (and subject to restrictions contained in the DIP Credit Agreement), for amounts other than those reflected in the accompanying consolidated financial statements. Further, the reorganization plan could materially change the amounts and classifications of assets and liabilities reported in the consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should Kodak be unable to continue as a going concern or as a consequence of the Bankruptcy Filing.

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING PRINCIPLES

The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The following is a description of the significant accounting policies of Kodak.

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of Eastman Kodak Company (“EKC” or the “Company”), its wholly owned subsidiaries, and its majority owned subsidiaries (collectively “Kodak”). Kodak consolidates variable interest entities if Kodak has a controlling financial interest and is determined to be the primary beneficiary of the entity. Kodak accounts for investments in companies over which it has the ability to exercise significant influence, but does not hold a controlling interest, under the equity method of accounting, and Kodak records its proportionate share of income or losses in Other income (charges), net in the accompanying Consolidated Statements of Operations. Kodak accounts for investments in companies over which it does not have the ability to exercise significant influence under the cost method of accounting. These investments are carried at cost and are adjusted only for other-than-temporary declines in fair value. Kodak has eliminated all significant intercompany accounts and transactions, and net earnings are reduced by the portion of the net earnings of subsidiaries applicable to non-controlling interests.

Certain amounts for prior periods have been reclassified to conform to the current period classification due to changes in Kodak’s segment reporting structure and the presentation of discontinued operations. Refer to Note 26, “Segment Information” and Note 25, “Discontinued Operations” for additional information.

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

CHANGE IN ESTIMATE

In conjunction with Kodak’s goodwill impairment analysis in the fourth quarter of 2010, Kodak reviewed its estimates of the remaining useful lives of its then Film, Photofinishing and Entertainment Group segment’s long-lived assets. This analysis indicated that overall these assets will continue to be used in these businesses for a longer period than anticipated in 2008, the last time that depreciable lives were adjusted for these assets. As a result, Kodak revised the useful lives of certain existing production machinery and equipment, and manufacturing-related buildings effective January 1, 2011. These assets, many of which were previously set to fully depreciate by 2012 to 2013, were changed to depreciate with estimated useful lives ending from 2012 to

2017. This change in useful lives reflects Kodak’s current estimate of future periods to be benefited from the use of the property, plant, and equipment.

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

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject Kodak to significant concentrations of credit risk consist principally of cash and cash equivalents, receivables, and derivative instruments. Kodak places its cash and cash equivalents with high-quality financial institutions and limits the amount of credit exposure to any one institution. With respect to receivables, such receivables arise from sales to numerous customers in a variety of industries, markets, and geographies around the world. Receivables arising from these sales are generally not collateralized. Kodak performs ongoing credit evaluations of its customers’ financial conditions, and maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management’s expectations. With respect to the derivative instruments, the counterparties to these contracts are major financial institutions. Kodak has not experienced non-performance by any of its derivative instruments counterparties.

DERIVATIVE FINANCIAL INSTRUMENTS

All derivative instruments are recognized as either assets or liabilities and are measured at fair value. Certain derivatives are designated and accounted for as hedges. Kodak does not use derivatives for trading or other speculative purposes. See Note 15, “Financial Instruments.”

CASH EQUIVALENTS

All highly liquid investments with a remaining maturity of three months or less at date of purchase are considered to be cash equivalents.

INVENTORIES

Inventories are stated at the lower of cost or market. The cost of all of Kodak’s inventories is determined by either the “first in, first out” (“FIFO”) or average cost method, which approximates current cost. Kodak provides inventory reserves for excess, obsolete or slow-moving inventory based on changes in customer demand, technology developments or other economic factors.

PROPERTIES

Properties are recorded at cost, net of accumulated depreciation. Kodak capitalizes additions and improvements. Maintenance and repairs are charged to expense as incurred. Kodak calculates depreciation expense using the straight-line method over the assets’ estimated useful lives, which are as follows:

Years
Buildings and building improvements	5-40
Land improvements	20
Leasehold improvements	3-20
Equipment	3-15
Tooling	1-3
Furniture and fixtures	5-10

Kodak depreciates leasehold improvements over the shorter of the lease term or the asset’s estimated useful life. Upon sale or other disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount, less proceeds from disposal, is charged or credited to net (loss) earnings.

GOODWILL

Goodwill represents the excess of purchase price of an acquisition over the fair value of net assets acquired. Goodwill is not amortized, but is required to be assessed for impairment at least annually. Kodak has elected September 30 as the annual impairment assessment date for all of its goodwill reporting units, and will perform additional impairment tests when events or changes in circumstances occur that would more likely than not reduce the fair value of the reporting unit below its carrying amount. A reporting unit is defined as an operating segment or one level below an operating segment. Kodak estimates the fair value of its reporting units using income and market approaches, through the application of discounted cash flow and market comparable methods, respectively. The assessment is required to be performed in two steps, step one to test for a potential impairment of goodwill and, if potential losses are identified, step two to measure the impairment loss. Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. Refer to Note 8, “Goodwill and Other Intangible Assets.”

REVENUE

Kodak’s revenue transactions include sales of the following: products; equipment; software; services; integrated solutions; and intellectual property licensing. Kodak recognizes revenue when realized or realizable and earned, which is when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the sales price is fixed or determinable; and (4) collectability is reasonably assured. If Kodak determines that collection of a fee is not reasonably assured, the fee is deferred and revenue is recognized at the time collection becomes reasonably assured, which is generally upon receipt of payment. At the time revenue is recognized, Kodak provides for the estimated costs of customer incentive programs, warranties and estimated returns and reduces revenue accordingly. Kodak accrues the estimated cost of post-sale obligations, including basic product warranties, based on historical experience at the time Kodak recognizes revenue.

For product sales, the revenue recognition criteria are generally met when title and risk of loss have transferred from Kodak to the buyer, which may be upon shipment or upon delivery to the customer site, based on contract terms or legal requirements in certain jurisdictions.

For equipment sales, the recognition criteria are generally met when the equipment is delivered and installed at the customer site. Revenue is recognized for equipment upon delivery as opposed to upon installation when the equipment has stand-alone value to the customer, and the amount of revenue allocable to the equipment is not legally contingent upon the completion of the installation. In instances in which the agreement with the customer contains a customer acceptance clause, revenue is deferred until customer acceptance is obtained, provided the customer acceptance clause is considered to be substantive. For certain agreements, Kodak does not consider these customer acceptance clauses to be substantive because Kodak can and does replicate the customer acceptance test environment and performs the agreed upon product testing prior to shipment. In these instances, revenue is recognized upon installation of the equipment.

Revenue from the sale of software licenses is recognized when; (1) Kodak enters into a legally binding arrangement with a customer for the license of software; (2) Kodak delivers the software; (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties; and (4) collection from the customer is probable. Software maintenance and support revenue is recognized ratably over the term of the related maintenance contract.

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

The timing and the amount of revenue recognized from the licensing of intellectual property depend upon a variety of factors, including the specific terms of each agreement and the nature of the deliverables and obligations. Revenue is only recognized after all of the following criteria are met: (1) Kodak enters into a legally binding arrangement with a licensee of Kodak’s intellectual property, (2) Kodak delivers the technology or intellectual property rights, (3) licensee payment is deemed fixed or determinable and free of contingencies or significant uncertainties, and (4) collection from the licensee is reasonably assured.

When Kodak has continuing obligations related to a licensing arrangement, including extending the rights to currently undeveloped intellectual property, Kodak applies the multiple element revenue guidance described below to determine the separation, allocation and recognition of revenue.

Kodak’s transactions may involve the sale of equipment, software, and related services under multiple element arrangements. Kodak allocates revenue to the various elements based on available vendor specific objective evidence (“VSOE”), third party evidence (“TPE”), or best estimated selling price (“BESP”). Revenue allocated to an individual element is recognized when all other revenue recognition criteria are met for that element. Kodak limits the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services, future performance obligations or subject to customer-specified return or refund privileges.

Kodak evaluates each deliverable in an arrangement to determine whether they represent separate units of accounting. A deliverable constitutes a separate unit of accounting when it has stand-alone value to the customer, and if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. If these criteria are not met, the arrangement is accounted for as one unit of accounting and the recognition of revenue generally occurs upon delivery/completion or ratably as a single unit of accounting over the contractual service period.

Consideration in a multiple element arrangement is allocated at the inception of the arrangement to all deliverables on the basis of the relative selling price. When applying the relative selling price method, the selling price for each deliverable is based on its VSOE if available, TPE if VSOE is not available, or BESP if neither VSOE nor TPE is available. Kodak establishes VSOE of selling price using the price charged for a deliverable when sold separately. TPE of selling price is established by evaluating largely similar and interchangeable competitor products or services in standalone sales to similarly situated customers. The best estimate of selling price is established by considering internal factors such as margin objectives, pricing practices and controls, customer segment pricing strategies and the product life cycle. Consideration is also given to geographies, market conditions such as competitor pricing strategies and industry technology life cycles. Kodak regularly reviews VSOE, TPE and BESP and maintains internal controls over the establishment and updates of these estimates.

Most of Kodak’s equipment has both software and non-software components that function together to deliver the equipment’s essential functionality and therefore they are accounted for together as non-software deliverables. Non-essential software sold in connection with Kodak’s equipment sales is off-the-shelf and accounted for as separate deliverables or elements. In most cases these software products sold as part of a multiple element arrangement include software maintenance agreements as well as unspecified upgrades or enhancements on a when-and-if-available basis. In those multiple element arrangements where non-essential software deliverables are included, revenue is allocated to non-software and to software deliverables each as a group based on relative selling prices of each of the deliverables in the arrangement. The software deliverables are subject to software accounting whereby revenue is allocated based on relative VSOE or based on the residual method when VSOE exists for all undelivered software elements such as post-contract support. Revenue allocated to the software deliverables is deferred and amortized over the contract period if VSOE does not exist for the undelivered elements. Revenue allocated to software licenses is recognized when all other revenue criteria have been met. Revenue generated from maintenance and unspecified upgrades or updates on a when-and-if-available basis is recognized over the contract period.

At the time revenue is recognized, Kodak also records reductions to revenue for customer incentive programs. Such incentive programs include cash and volume discounts, price protection, promotional, cooperative and other advertising allowances, and coupons. For those incentives that require the estimation of sales volumes or redemption rates, such as for volume rebates or coupons, Kodak uses historical experience and internal and customer data to estimate the sales incentive at the time revenue is recognized.

In instances where Kodak provides slotting fees or similar arrangements, this incentive is recognized as a reduction in revenue when payment is made to the customer (or at the time Kodak has incurred the obligation, if earlier) unless Kodak receives a benefit over a period of time, in which case the incentive is recorded as an asset and is amortized as a reduction of revenue over the period in which the benefit is realized. Arrangements in which Kodak receives an identifiable benefit include arrangements that have enforceable exclusivity provisions and include claw-back provisions entitling Kodak to a pro rata reimbursement if the customer does not fulfill its obligations under the contract.

Kodak may offer customer financing to assist customers in their acquisition of Kodak’s products. At the time a financing transaction is consummated, which qualifies as a sales-type lease, Kodak records equipment revenue equal to the total lease receivable net of unearned income. Unearned income is recognized as finance income using the effective interest method over the term of the lease. Leases not qualifying as sales-type leases are accounted for as operating leases. Kodak recognizes revenue from operating leases as earned.

RESEARCH AND DEVELOPMENT COSTS

Research and development (“R&D”) costs, which include costs incurred in connection with new product development, fundamental and exploratory research, process improvement, product use technology and product accreditation, are expensed in the period in which they are incurred. The acquisition-date fair value of R&D assets acquired in a business combination is capitalized.

ADVERTISING

Advertising costs are expensed as incurred and are included in Selling, general and administrative expenses in the accompanying Consolidated Statement of Operations. Advertising expenses amounted to $88 million, $162 million, and $194 million for the years ended December 31, 2012, 2011, and 2010, respectively.

SHIPPING AND HANDLING COSTS

Amounts charged to customers and costs incurred by Kodak related to shipping and handling are included in net sales and cost of sales, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS

Kodak reviews the carrying values of its long-lived assets, other than goodwill and purchased intangible assets with indefinite useful lives, for impairment whenever events or changes in circumstances indicate that the carrying values may not be recoverable. Kodak assesses the recoverability of the carrying values of long-lived assets by first grouping its long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (the asset group) and, secondly, by estimating the undiscounted future cash flows that are directly associated with and that are expected to arise from the use of and eventual disposition of such asset group. Kodak estimates the undiscounted cash flows over the remaining useful life of the primary asset within the asset group. If the carrying value of the asset group exceeds the estimated undiscounted cash flows, Kodak records an impairment charge to the extent the carrying value of the long-lived asset exceeds its fair value. Kodak determines fair value through quoted market prices in active markets or, if quoted market prices are unavailable, through the performance of internal analyses of discounted cash flows.

In connection with its assessment of recoverability of its long-lived assets and its ongoing strategic review of the business and its operations, Kodak continually reviews the remaining useful lives of its long-lived assets. If this review indicates that the remaining useful life of the long-lived asset has changed significantly, Kodak adjusts the depreciation on that asset to facilitate full cost recovery over its revised estimated remaining useful life.

INCOME TAXES

Kodak recognizes deferred tax liabilities and assets for the expected future tax consequences of operating losses, credit carry-forwards and temporary differences between the carrying amounts and tax basis of Kodak’s assets and liabilities. Kodak records a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized. For discussion of the amounts and components of the valuation allowances as of December 31, 2012 and 2011, see Note 18, “Income Taxes.”

EARNINGS PER SHARE

Basic earnings per share computations are based on the weighted-average number of shares of common stock outstanding during the year. As a result of the net loss from continuing operations presented for the years ended December 31, 2012, 2011, and 2010, Kodak calculated diluted earnings per share using weighted-average basic shares outstanding for each period, as utilizing diluted shares would be anti-dilutive to loss per share. Weighted-average basic shares outstanding for the years ended December 31, 2012, 2011, and 2010 were 271.8 million, 269.1 million, and 268.5 million shares, respectively.

If Kodak had reported earnings from continuing operations for the years ended December 31, 2012, 2011, and 2010, the following potential shares of Kodak’s common stock would have been dilutive in the computation of diluted earnings per share:

	For the Year Ended December 31,
(in millions of shares)	2012	2011	2010
Unvested share-based awards	0.0	0.4	2.7

The computation of diluted earnings per share for the years ended December 31, 2012, 2011, and 2010 also excluded the assumed conversion of outstanding employee stock options and detachable warrants to purchase common shares, because the effects would be anti-dilutive. The following table sets forth the total amount of outstanding employee stock options and detachable warrants to purchase common shares as of December 31 for each reporting period:

	For the Year Ended December 31,
(in millions of shares)	2012	2011	2010
Employee stock options	7.9	13.6	18.0
Detachable warrants to purchase common shares	40.0	40.0	40.0

Total	47.9	53.6	58.0

Diluted earnings per share calculations could also reflect shares related to the assumed conversion of approximately $400 million of convertible senior notes due 2017, if dilutive. Kodak’s diluted (loss) earnings per share excludes the effect of these convertible securities, as they were anti-dilutive for all periods presented. Refer to Note 11, “Short-Term Borrowings and Long-Term Debt.”

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, “Intangibles-Goodwill and Other (Accounting Standards Codification (ASC) Topic 350) – Testing Goodwill for Impairment.” ASU No. 2011-08 amends the impairment test for goodwill by allowing companies to first assess qualitative factors to determine if it is more likely than not that goodwill might be impaired and whether it is necessary to perform the current two-step goodwill impairment test. The changes to the ASC as a result of this update were effective prospectively for interim and annual periods beginning after December 15, 2011 (January 1, 2012 for Kodak). The adoption of this guidance did not impact Kodak’s Consolidated Financial Statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (ASC Topic 220)—Presentation of Comprehensive Income.” ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity and requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Subsequently, the FASB issued ASU No. 2011-12, “Comprehensive Income (ASC Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU 2011-12 deferred the provision within ASU 2011-05 requiring entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the income statement and the statement in which other comprehensive income is presented. ASU 2011-12 does not change the other provisions instituted within ASU 2011-05. The amendments of both ASUs were effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011 (January 1, 2012 for Kodak). The adoption of this guidance required changes in presentation only and did not have an impact on Kodak’s Consolidated Financial Statements.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (ASC Topic 820)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU No. 2011-04 amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. The changes to the ASC as a result of this update were effective prospectively for interim and annual periods beginning after December 15, 2011 (January 1, 2012 for Kodak). The adoption of this guidance did not have a significant impact on Kodak’s Consolidated Financial Statements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU No. 2013-02 requires presentation of reclassification adjustments from each component of accumulated other comprehensive income either in a single note or parenthetically on the face of the financial statements, for those amounts required to be reclassified into Net income in their entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety in the same reporting period, cross-reference to other disclosures is required. This update is effective for Kodak beginning

January 1, 2013. The adoption of this guidance requires changes in presentation only and will have no impact on Kodak’s Consolidated Financial Statements.

In July 2012, the FASB issued ASU No. 2012-02, “Intangibles-Goodwill and Other (ASC Topic 350) – Testing Indefinite-Lived Intangible Assets for Impairment.” ASU No. 2012-02 amends the impairment test for indefinite-lived intangible assets by allowing companies to first assess the qualitative factors to determine if it is more likely than not that an indefinite-lived intangible asset might be impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. The changes to the ASC as a result of this update are effective prospectively for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 (January 1, 2013 for Kodak). Kodak does not expect that the adoption of this guidance will have a material impact on its Consolidated Financial Statements.

In December 2011, the FASB issued ASU No. 2011-10, “Derecognition of in Substance Real Estate – a Scope Clarification,” which amends ASC Topic 360, “Property, Plant and Equipment.” ASU No. 2011-10 states that when an investor ceases to have a controlling financial interest in an entity that is in-substance real estate as a result of a default on the entity’s nonrecourse debt, the investor should apply the guidance under ASC Subtopic 360-20, Property, Plant and Equipment – Real Estate Sales to determine whether to derecognize the entity’s assets (including real estate) and liabilities (including the nonrecourse debt). The changes to the ASC as a result of this update are effective prospectively for deconsolidation events occurring during fiscal years, and interim periods within those years, beginning on or after June 15, 2012 (January 1, 2013 for Kodak). Adoption of this guidance will not impact Kodak’s Consolidated Financial Statements.

NOTE 3: LIABILITIES SUBJECT TO COMPROMISE

The following table reflects pre-petition liabilities that are subject to compromise.

(in millions)	As of December 31, 2012
Accounts payable	$283
Debt	683
Pension and other postemployment obligations	785
Settlements	710
Other liabilities subject to compromise	255

Liabilities subject to compromise	$2,716

The Bankruptcy Filing constituted an event of default with respect to certain of the Company’s debt instruments. Refer to Note 11, “Short-Term Borrowings and Long-Term Debt” for additional information. Settlements relate to allowed claims under agreements reached with various creditors, including $650 million related to the settlement agreement reached with the Retiree Committee. Refer to Note 1, “Bankruptcy Proceedings” for additional information. Other liabilities subject to compromise include accrued liabilities for customer programs, deferred compensation, environmental, taxes, and contract and lease rejections.

The amount of liabilities subject to compromise represents the Debtors’ estimate, where an estimate is determinable, of known or potential pre-petition claims to be addressed in connection with the bankruptcy proceedings. Such liabilities are reported at the Debtors’ current estimate, where an estimate is determinable, of the allowed claim amount, even though they may settle for lesser amounts. These claims remain subject to future adjustments, which may result from: negotiations; actions of the Bankruptcy Court; disputed claims; rejection of contracts and unexpired leases; the determination as to the value of any collateral securing claims; proofs of claims; or other events. Refer to Note 1, “Bankruptcy Proceedings” for additional information.

NOTE 4: REORGANIZATION ITEMS, NET

A summary of reorganization items, net for the year ended December 31, 2012 is presented in the following table:

(in millions)	For the Year Ended December 31, 2012
Professional fees	$178
DIP credit agreement financing costs	47
Gain on settlement of other postemployment liabilities	(238)
Provision for expected allowed claims	856

Reorganization items, net	$843

For the year ended December 31, 2012, Kodak paid approximately $167 million for reorganization items.

NOTE 5: RECEIVABLES, NET

	As of December 31,
(in millions)	2012	2011
Trade receivables	$684	$996
Miscellaneous receivables	106	107

Total (net of allowances of $56 and $51 as of December 31, 2012 and 2011, respectively)	$790	$1,103

Approximately $99 million and $191 million of the total trade receivable amounts as of December 31, 2012 and 2011, respectively, will potentially be settled through customer deductions in lieu of cash payments. Such deductions represent rebates owed to customers and are included in Other current liabilities as of December 31, 2011 and Other current liabilities and Liabilities subject to compromise as of December 31, 2012 in the accompanying Consolidated Statement of Financial Position.

NOTE 6: INVENTORIES, NET

	As of December 31,
(in millions)	2012	2011
Finished goods	$306	$379
Work in process	119	123
Raw materials	118	105

Total	$543	$607

NOTE 7: PROPERTY, PLANT AND EQUIPMENT, NET

	As of December 31,
(in millions)	2012	2011
Land	$41	$44
Buildings and building improvements	1,314	1,339
Machinery and equipment	3,716	4,042
Construction in progress	34	60

	5,105	5,485
Accumulated depreciation	(4,412)	(4,590)

Net properties	$693	$895

Depreciation expense was $218 million, $253 million, and $318 million for the years 2012, 2011, and 2010, respectively, of which approximately $13 million, $10 million, and $6 million, respectively, represented accelerated depreciation in connection with restructuring actions.

NOTE 8: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $278 million and $277 million as of December 31, 2012 and 2011, respectively. The carrying value of goodwill by reportable segments is as follows:

(in millions)	Graphics, Entertainment and Commercial Films Segment	Digital Printing and Enterprise Segment	Personalized and Document Imaging Segment	Consolidated Total
Balance as of December 31, 2010	$9	$17	$268	$294
Impairment	(8)	—	—	(8)
Divestiture	—	—	(10)	(10)
Currency translation adjustments	—	—	1	1

Balance as of December 31, 2011:	$1	$17	$259	$277
Currency translation adjustments	—	—	1	1

Balance as of December 31, 2012:	$1	$17	$260	$278

Gross goodwill and accumulated impairment losses were $1.697 billion and $1.403 billion, respectively, as of December 31, 2010, $1.688 billion and $1.411 billion, respectively, as of December 31, 2011, and $1.689 billion and $1.411 billion, respectively, as of December 31, 2012.

As of December 31, 2010, the net goodwill balance of $294 million, under the prior year segment reporting structure, was comprised of $201 million for the Consumer Digital Imaging Group and $93 million for the Graphic Communications Group.

As of December 31, 2011, the net goodwill balance of $277 million, under the prior year segment reporting structure, was comprised of $197 million for the Consumer Digital Imaging Group and $80 million for the Graphic Communications Group.

As a result of the change in segments that became effective as of September 30, 2012, Kodak’s reporting units changed. The Personalized and Document Imaging segment has three reporting units: Personalized Imaging, Document Imaging and Intellectual Property. The Graphics, Entertainment and Commercial Films segment has two reporting units: Graphics and Entertainment Imaging and Commercial Films. The Digital Printing and Enterprise Segment has four reporting units: Digital Printing, Packaging and Functional Printing, Enterprise Services and Solutions, and Consumer Inkjet Systems.

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

Based upon the results of Kodak’s September 30, 2012 annual impairment test analysis, no impairment of goodwill was indicated.

On February 1, 2013, Kodak sold its digital imaging patents. The cash flows related to the Intellectual Property reporting unit from patent licensing activity will significantly change and the fair value may be materially impacted as a result of the sale. The goodwill assigned to the Intellectual Property reporting unit as of December 31, 2012 approximated $113 million.

During 2011, due to the impact of continued pricing pressures and higher commodity costs within prepress solutions, as well as higher start-up costs associated with the commercialization and placement of PROSPER printing systems, Kodak concluded that the carrying value of goodwill for its Commercial Printing reporting unit exceeded the implied fair value of goodwill. Kodak recorded a pre-tax impairment charge of $8 million in 2011 that was included in Other operating (income) expenses, net in the Consolidated Statement of Operations.

During 2010, due to continuing challenging business conditions driven, in part, by rising commodity prices and a continuation of significant declines in the FPEG business caused by digital substitution, Kodak concluded there was an indication of a possible goodwill impairment related to the FPEG segment. Based on its analysis, Kodak concluded that there was an impairment of goodwill related to the FPEG segment. Kodak recorded a pre-tax impairment charge of $626 million in the fourth quarter of 2010 that was included in Other operating expenses (income), net in the Consolidated Statement of Operations.

The gross carrying amount and accumulated amortization by major intangible asset category as of December 31, 2012 and 2011 were as follows:

	As of December 31, 2012
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Amortization Period
Technology-based	$51	$47	$4	8 years
Customer-related	222	172	50	10 years
Other	16	9	7	18 years

Total	$289	$228	$61	10 years

	As of December 31, 2011
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Amortization Period
Technology-based	$146	$133	$13	7 years
Customer-related	223	157	66	10 years
Other	16	8	8	18 years

Total	$385	$298	$87	9 years

Amortization expense related to intangible assets was $27 million, $41 million, and $60 million for the years ended December 31, 2012, 2011, and 2010, respectively.

Estimated future amortization expense related to purchased intangible assets as of December 31, 2012 was as follows (in millions):

2013	$14
2014	11
2015	10
2016	10
2017	9
2018+	7

Total	$61

NOTE 9: OTHER LONG-TERM ASSETS

	As of December 31,
(in millions)	2012	2011
Deferred income taxes, net of valuation allowance	$470	$429
Intangible assets	61	87
Other	206	263

Total	$737	$779

The Other component above consists of other miscellaneous long-term assets that, individually, were less than 5% of Kodak’s total assets in the accompanying Consolidated Statement of Financial Position, and therefore, have been aggregated in accordance with Regulation S-X.

NOTE 10: OTHER CURRENT LIABILITIES

	As of December 31,
(in millions)	2012	2011
Accrued employment-related liabilities	$253	$359
Accrued customer rebates, advertising and promotional expenses	106	245
Deferred revenue	125	169
Accrued interest	107	35
Accrued restructuring liabilities	83	60
Other	286	384

Total	$960	$1,252

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

NOTE 11: SHORT-TERM BORROWINGS AND LONG-TERM DEBT

SHORT-TERM BORROWINGS AND CURRENT PORTION OF LONG-TERM DEBT

Kodak’s current portion of long-term debt was $699 million and $152 million as of December 31, 2012 and 2011, respectively. There was $100 million outstanding under short-term bank borrowings as of December 31, 2011.

LONG-TERM DEBT, INCLUDING LINES OF CREDIT

(in millions)			Weighted-	As of
			Average Effective	December 31, 2012	December 31, 2011
Country	Type	Maturity	Interest Rate	Carrying Value	Carrying Value
Current portion:
U.S.	DIP Credit Agreement	2013	8.63%	659	—
U.S.	Revolver	2013	4.75%	—	100
Germany	Term note	2013	6.16%	38	40
Brazil	Term note	2013	19.80%	2	2

				699	142

Non-current portion:
Germany	Term note	2013	6.16%	—	35
Brazil	Term note	2013	19.80%	—	3
U.S.	Secured term note	2018	10.11%	493	491
U.S	Secured term note	2019	10.87%	247	247

				740	776

Liabilities subject to compromise:
U.S.	Term note	2013	7.25%	20	19
U.S.	Term note	2013	7.25%	250	250
U.S.	Convertible	2017	7.00%	400	315
U.S.	Term note	2018	9.75%	3	3
U.S.	Term note	2021	9.20%	10	10

				683	597

				$2,122	$1,515

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

No portion of the carrying value of Kodak’s debt was considered Liabilities subject to compromise in the Statement of Financial Position as of December 31, 2011, as the Debtors filed for chapter 11 bankruptcy protection on January 19, 2012. The amounts shown as Liabilities subject to compromise as of December 31, 2011 in the table above were classified as long-term debt as of December 31, 2011 and are reflected as liabilities subject to compromise above only for presentation purposes.

Annual maturities of debt outstanding at December 31, 2012, excluding debt classified as liabilities subject to compromise, were as follows:

(in millions)	Carrying Value	Maturity Value
2013	$699	$706
2014	—	—
2015	—	—
2016	—	—
2017	—	—
2018 and thereafter	740	750

Total	$1,439	$1,456

DEBTOR-IN-POSSESSION CREDIT AGREEMENT

In connection with the Bankruptcy Filing, on January 20, 2012, the Company and Kodak Canada Inc. (the “Canadian Borrower” and, together with the Company, the “Borrowers”) entered into a Debtor-in-Possession Credit Agreement, as amended on January 25, 2012, March 5, 2012, April 26, 2012, December 19, 2012, and February 6, 2013 (the “DIP Credit Agreement”), with certain subsidiaries of the Company and the Canadian Borrower signatory thereto (“Subsidiary Guarantors”), the lenders signatory thereto (the “Lenders”), Citigroup Global Markets Inc., as sole lead arranger and bookrunner, and Citicorp North America, Inc., as syndication agent, administration agent and co-collateral agent (the “Agent”). Pursuant to the terms of the DIP Credit Agreement, the Lenders agreed to lend in an aggregate principal amount of up to $950 million, consisting of up to $250 million super-priority senior secured asset-based revolving credit facilities and an up to $700 million super-priority senior secured term loan facility (collectively, the “Loans”). A portion of the revolving credit facility is available to the Canadian Borrower and may be borrowed in Canadian Dollars. The DIP Credit Agreement was approved on February 15, 2012 by the Bankruptcy Court. The DIP Credit Agreement terminates and all outstanding obligations must be repaid on the earliest to occur of (i) July 20, 2013, (ii) the date of the substantial consummation of certain reorganization plans, or (iii) certain other events, including Events of Default and repayment in full of the obligations pursuant to a mandatory prepayment.

The Company and each existing and future direct or indirect U.S. subsidiary of the Company (other than indirect U.S. subsidiaries held through foreign subsidiaries and certain immaterial subsidiaries (if any)) (the “U.S. Guarantors”) have agreed to provide unconditional guarantees of the obligations of the Borrowers under the DIP Credit Agreement. In addition, the U.S. Guarantors, the Canadian Borrower and each existing and future direct and indirect Canadian subsidiary of the Canadian Borrower (other than certain immaterial subsidiaries (if any)) (the “Canadian Guarantors” and, together with the U.S. Guarantors, the “Guarantors”) have agreed to provide unconditional guarantees of the obligations of the Canadian Borrower under the DIP Credit Agreement. Under the terms of the DIP Credit Agreement, the Company has the option to have interest on the loans provided thereunder accrue at a base rate or the then applicable LIBOR Rate (subject to certain adjustments and, in the case of the term loan facility, a floor of 1.00%), plus a margin, (x) in the case of the revolving loan facility, of 2.25% for a base rate revolving loan or 3.25% for a LIBOR rate revolving loan, and (y) in the case of the term loan facility, of 6.50% for a base rate loan and 7.50% for a LIBOR Rate loan. The obligations of the Borrowers and the Guarantors under the DIP Credit Agreement are secured by a first-priority security interest in and lien upon all of the existing and after-acquired personal property of the Company and the U.S. Guarantors, including pledges of all stock or other equity interest in direct subsidiaries owned by the Company or the U.S. Guarantors (but only up to 65% of the voting stock of each direct foreign subsidiary owned by the Company or any U.S. Guarantor in the case of pledges securing the Company’s and the U.S. Guarantors’ obligations under the DIP Credit Agreement). Assets of the type described in the preceding sentence of the Canadian Borrower or any Canadian subsidiary of the Canadian Borrower are similarly pledged to secure the obligations of the Canadian Borrower and Canadian Guarantor under the DIP Credit Agreement. The security and pledges are subject to certain exceptions.

The DIP Credit Agreement limits, among other things, the Borrowers’ and the Subsidiary Guarantors’ ability to (i) incur indebtedness, (ii) incur or create liens, (iii) dispose of assets, (iv) prepay subordinated indebtedness and make other restricted payments, (v) enter into sale and leaseback transactions and (vi) modify the terms of any organizational documents and certain material contracts of the Borrowers and the Subsidiary Guarantors. In addition to standard obligations, the DIP Credit Agreement provides for specific milestones that Kodak must achieve by specific target dates. In addition, the Company and its subsidiaries are required to maintain consolidated

Adjusted EBITDA (as defined in the DIP Credit Agreement) of not less than a specified level for certain periods, with the specified levels ranging from $(130) million to $175 million depending on the applicable period. The Company and its subsidiaries must also maintain minimum U.S. Liquidity (as defined in the DIP Credit Agreement) ranging from $100 million to $250 million depending on the applicable period. The Company was required to maintain U.S. Liquidity of $125 million, $250 million, and $150 million for the periods from January 20, 2012 to February 15, 2012; February 16, 2012 to March 31, 2012; and April 1, 2012 to September 30, 2012, respectively. From October 1, 2012 through the termination of the DIP Credit Agreement, the Company must maintain minimum U.S. Liquidity of $100 million, subject to increase under certain circumstances as described in the DIP Credit Agreement. Kodak was in compliance with all covenants under the DIP credit agreement as of December 31, 2012.

The Company must prepay the DIP Credit Agreement with all net cash proceeds from sales of or casualty events relating to certain types of collateral consisting of accounts, inventory, equipment or machinery (as defined in the DIP Credit Agreement). In addition, all net cash proceeds from any sale in respect of Kodak’s digital imaging patent portfolio must be used to prepay the DIP Credit Agreement. With respect to all other asset sales or casualty events, or intellectual property licensing or settlement agreements, 75% of the net cash proceeds must be used to prepay the DIP Credit Agreement and 25% may be retained by Kodak (retained proceeds were $12 million as of December 31, 2012). However, once Kodak’s share of these retained proceeds totals $150 million, all remaining and future net cash proceeds must be used to prepay the DIP Credit Agreement.

The Borrowers drew $700 million in term loans under the DIP Credit Agreement during the first quarter of 2012 and have issued approximately $126 million of letters of credit under the revolving credit facilities as of December 31, 2012. Under the DIP Credit Agreement borrowing base calculation the Borrowers had approximately $45 million available under the revolving credit facilities as of December 31, 2012. Availability under the DIP Credit Agreement is subject to borrowing base availability, reserves and other limitations.

On February 1, 2013, Kodak entered into a series of agreements under which it received approximately $530 million of proceeds, net of withholding taxes, a portion of which was paid by intellectual property licensees and a portion of which was paid by the acquirers of Kodak’s digital imaging patent portfolio. Approximately $419 million of the proceeds was used to prepay the term loan under the DIP Credit Agreement.

On February 6, 2013, the Company received consents for an amendment from the lenders under its DIP Credit Agreement to extend the covenant requirement to file a plan of reorganization and disclosure statement from February 15, 2013 to April 30, 2013. The Company also sought consent for an additional amendment to permit the incurrence of the Junior DIP Facility and to (i) extend the maturity date of the DIP Credit Agreement facility from July 20, 2013 to September 30, 2013, to match the maturity of the Junior DIP Facility, (ii) eliminate the Canadian revolving facility, which is not being used by Kodak, and reduce the aggregate amount of the U.S. revolving credit commitments from $225 million to $200 million, (iii) remove machinery and equipment from the borrowing base of the revolving facility and (iv) revise the existing financial covenants and modify other covenants to match the terms proposed for the Junior DIP Facility. This additional amendment did not become effective because a condition to effectiveness was closing the Junior DIP Facility on or before February 28, 2013. The Company has engaged the DIP Credit Agreement agent to solicit the ABL DIP Credit Agreement lenders to re-consent for this amendment with a new expiration date of April 5, 2013.

JUNIOR DIP FACILITY

On February 28, 2013, the Company and members of the Steering Committee of the Second Lien Noteholders (the “Commitment Parties”) agreed to structure and arrange a junior secured priming super-priority debtor-in-possession term loan facility (the “Junior DIP Facility”) in an aggregate amount of up to $848 million consisting of (i) first lien term loans in the aggregate principal amount of $455 million (the “New Money Loans”) and (ii) junior lien term loans in the aggregate principal amount of up to $375 million consisting of a dollar-for-dollar “roll-up” (such loans, the “Rolled-Up Loans”) for a portion of the amounts outstanding under the Second Lien Notes. The Bankruptcy Filing created an event of default under the Second Lien Notes. The Junior DIP Facility will allow for payment of certain fees in cash or additional New Money Loans. Closing of the Junior DIP Facility is subject to certain conditions, including approval by the Bankruptcy Court of the Junior DIP Facility, repayment in full of the term loans under the DIP Credit Agreement, and consent of the ABL Lenders under the existing DIP Credit Agreement and related order of the Bankruptcy Court permitting the incurrence of the Junior DIP Facility, in a form reasonably satisfactory to the Required Lead Lenders (as defined in the agreement with the Commitment Parties). On March 1, 2013, the Debtors filed a motion with the Bankruptcy Court seeking approval of the Junior DIP Facility. The Bankruptcy Court approved the Debtors’ motion on March 8, 2013. The agreement with the Commitment Parties expires on April 5, 2013.

The Junior DIP Facility would mature upon the earliest to occur of (i) September 30, 2013, (ii) the effective date (the “Effective Date”) of the chapter 11 plan for the reorganization of the Company (the “Chapter 11 Plan”), to the extent amounts outstanding under the Junior DIP Facility are not converted into exit term loans as described below, and (iii) the acceleration of the loans in accordance with the terms of the agreement. The Company would have the ability to convert the Junior DIP Facility into an up to $654 million exit facility with an additional five year term provided that Kodak meets certain conditions and milestones, including Bankruptcy Court approval of a plan of reorganization by September 15, 2013, with an effective date no later than September 30, 2013; repayment of $200 million of principal amount of New Money Loans; and receiving at least $600 million in cash proceeds through the disposition of certain specified assets, including any combination of the Document Imaging and Personalized Imaging businesses and trademarks and related rights provided that consent of the Required Lead Lenders would be necessary to exclude the assets of the Document Imaging and Personalized Imaging businesses from the disposition; the resolution of all obligations owing in respect of the KPP on terms reasonably satisfactory to the Required Lead Lenders (as defined in the agreement with the Commitment Parties); and there shall have been an additional prepayment of loans in an amount equal to 75% of U.S. Liquidity (as defined in the agreement with the Commitment Parties) above $200 million.

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

On January 20, 2012, the Company repaid all obligations and terminated all commitments under the Second Amended Credit Agreement in connection with entering into and drawing funds from the DIP Credit Agreement. The repayment resulted in a loss on early extinguishment of debt of $7 million.

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

In connection with the issuance of the 2019 Senior Secured Notes, the Company and the subsidiary guarantors entered into an indenture, dated as of March 15, 2011, with Bank of New York Mellon as trustee and second lien collateral agent (Indenture). Wilmington Trust, National Association replaced and succeeded Bank of New York Mellon as Trustee and second-lien collateral agent on January 26, 2012.

The 2019 Senior Secured Notes are fully and unconditionally guaranteed (Guarantees) on a senior secured basis by each of the Company’s existing and future direct or indirect 100% owned domestic subsidiaries, subject to certain exceptions (Subsidiary Guarantors). The 2019 Senior Secured Notes and Guarantees are secured by second-priority liens, subject to permitted liens, on substantially all of the Company’s domestic assets and substantially all of the domestic assets of the Subsidiary Guarantors pursuant to a supplement, dated March 15, 2011, to the security agreement, dated March 5, 2010, entered into with Bank of New York Mellon as second lien collateral agent. The carrying value of the assets pledged as collateral at December 31, 2012 was approximately $1 billion.

The 2019 Senior Secured Notes are the Company’s senior secured obligations and rank senior in right of payment to any future subordinated indebtedness; rank equally in right of payment with all of the Company’s existing and future senior indebtedness; are effectively senior in right of payment to the Company’s existing and future unsecured indebtedness, are effectively subordinated in right of payment to indebtedness under the Company’s DIP Credit Agreement to the extent of the collateral securing such indebtedness on a first- (or, upon closing of the Junior DIP Facility, second-) priority basis and will be effectively subordinated in right of payment to indebtedness under the Junior DIP Facility to the extent of the collateral that will secure such indebtedness on a first- or second-priority basis; and effectively are subordinated in right of payment to all existing and future indebtedness and other liabilities of the Company’s non-guarantor subsidiaries.

The Bankruptcy Filing constituted an event of default under the 2019 Senior Secured Notes. The creditors are, however, stayed from taking any action as a result of the default under Section 362 of the Bankruptcy Code. See Junior DIP Facility and Second Lien Note Holders Agreement for discussion of the potential conversion of up to $375 million of Second Lien Notes into Junior Loans under the Junior DIP Facility and an adequate protection agreement.

SENIOR SECURED NOTES DUE 2018

On March 5, 2010, the Company issued $500 million of aggregate principal amount of 9.75% senior secured notes due March 1, 2018 (the “2018 Senior Secured Notes”). Terms of the Notes require interest at an annual rate of 9.75% of the principal amount at issuance, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2010.

Upon issuance of the 2018 Senior Secured Notes, the Company received net proceeds of approximately $490 million ($500 million aggregate principal less $10 million stated discount). The proceeds were used to repurchase all of the Senior Secured Notes due 2017 and to fund the tender of $200 million of the 7.25% Senior Notes due 2013.

In connection with the 2018 Senior Secured Notes, the Company and the subsidiary guarantors entered into an indenture, dated as of March 5, 2010, with Bank of New York Mellon as trustee and collateral agent (the “Indenture”). Wilmington Trust, National Association replaced and succeeded Bank of New York Mellon as Trustee and second-lien collateral agent on January 26, 2012.

The 2018 Senior Secured Notes are fully and unconditionally guaranteed (the “guarantees”) on a senior secured basis by each of the Company’s existing and future direct or indirect 100% owned domestic subsidiaries, subject to certain exceptions (the “Subsidiary Guarantors”). The 2018 Senior Secured Notes and guarantees are secured by second-priority liens, subject to permitted liens, on substantially all of the Company’s domestic assets and substantially all of the domestic assets of the Subsidiary Guarantors pursuant to a security agreement entered into with Bank of New York Mellon as second lien collateral agent on March 5, 2010. Wilmington Trust, National Association replaced and succeeded Bank of New York Mellon as Trustee and second-lien collateral agent on January XX, 2012. The carrying value of the assets pledged as collateral at December 31, 2012 was approximately $1 billion.

The 2018 Senior Secured Notes are the Company’s senior secured obligations and rank senior in right of payment to any future subordinated indebtedness; rank equally in right of payment with all of the Company’s existing and future senior indebtedness; are effectively senior in right of payment to the Company’s existing and future unsecured indebtedness, are effectively subordinated in right of payment to indebtedness under the Company’s DIP Credit Agreement to the extent of the collateral securing such indebtedness on a first- (or, upon closing of the Junior DIP Facility, second-) priority basis and will be effectively subordinated in right of payment to indebtedness under the Junior DIP Facility to the extent of the collateral that will secure such indebtedness on a first- or second-priority basis; and effectively are subordinated in right of payment to all existing and future indebtedness and other liabilities of the Company’s non-guarantor subsidiaries.

The Bankruptcy Filing constituted an event of default under the 2018 Senior Secured Notes. The creditors are, however, stayed from taking any action as a result of the default under Section 362 of the Bankruptcy Code. See Junior DIP Facility and Second Lien Note Holders Agreement for discussion of the potential conversion of up to $375 million of 2018 Second Lien Notes into Junior Loans under the Junior DIP Facility and an adequate protection agreement.

SECOND LIEN NOTE HOLDERS AGREEMENT

On February 14, 2012, the Company reached an adequate protection agreement with a group representing at least 50.1% of the Second Lien Note Holders which was reflected in the final DIP Credit Agreement order (the “Final DIP Order”). The Company agreed, among other things, to provide all Second Lien Note Holders with a portion of the proceeds received from certain sales and settlements in respect of the Company’s digital imaging patent portfolio subject to the following waterfall and the Company’s right to retain a percentage of certain proceeds under the DIP Credit Agreement: first, to repay any outstanding obligations under the DIP Credit Agreement, including cash collateralizing letters of credit (unless certain parties otherwise agree); second, to pay 50% of accrued second lien interest at the non-default rate; third, the Company retains $250 million; fourth, to repay the remaining accrued and unpaid second lien interest at the non-default rate; fifth, any remaining proceeds after conditions one through four up to $2,250 million to be split 60% to the Company and 40% to repay outstanding second lien debt at par; and sixth, the Company agreed that any proceeds above $2,250 million will be split 50% to the Company and 50% to Second Lien Note Holders until second lien debt is fully paid. The Company also agreed to pay current interest to Second Lien Note Holders upon the receipt of $250 million noted above. Subject to the satisfaction of certain conditions, the Company also agreed to pay reasonable fees of certain advisors to the Second Lien Note Holders. On February 1, 2013, the Company received approximately $530 million in net proceeds from the sale and other settlements related to the digital imaging patent portfolio and therefore no payments were made to the Second Lien Note Holders.

In connection with the Junior DIP Facility, holders of the Company’s Second Lien Notes would be entitled to receive accrued non-default interest on the Second Lien Notes. Second Lien Notes outstanding after the Bankruptcy Court approval of the Junior DIP Facility, would be entitled to receive as additional adequate protection (i) replacement liens on Junior DIP collateral that are junior to the liens securing the existing DIP Credit Agreement and the Junior DIP Facility, (ii) guarantees from all entities that guarantee the existing DIP Credit Agreement and the Junior DIP Facility that are subordinate to the guarantee in respect of the existing DIP Credit Agreement and the Junior DIP Facility, and (iii) administrative claims as provided for in section 507(b) of the Bankruptcy Code, junior to the super-priority administrative expense claims that would be granted to the lenders under the Junior DIP Facility and DIP Credit Agreement (in each case of clauses (i), (ii) and (iii), to the extent of any diminution of the value of the applicable pre-petition collateral from and after January 19, 2012). The Second Lien Notes are considered fully secured and have not been reported as liabilities subject to compromise.

2017 CONVERTIBLE SENIOR NOTES

On September 23, 2009, the Company issued $400 million of aggregate principal amount of 7% convertible senior notes due April 1, 2017 (the “2017 Convertible Notes”). Terms of the Notes require interest at an annual rate of 7% of the principal amount at issuance, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2010.

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

The 2017 Convertible Notes are the Company’s senior unsecured obligations and rank: (i) senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 2017 Convertible Notes; (ii) equal in right of payment to the Company’s existing and future unsecured indebtedness that is not so subordinated; (iii) effectively subordinated in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and obligations incurred by the Company’s subsidiaries including guarantees of the Company’s obligations by such subsidiaries. U.S. Bank, National Association replaced and succeeded Bank of New York Mellon as Trustee on January 24, 2012.

The Bankruptcy Filing constituted an event of default under the 2017 Convertible Notes. The creditors are, however, stayed from taking any action as a result of the default under Section 362 of the Bankruptcy Code.

SENIOR NOTES DUE 2013

On October 10, 2003, the Company completed the offering and sale of $500 million aggregate principal amount of Senior Notes due 2013 (the “2013 Notes”), which was made pursuant to the Company’s shelf registration statement on Form S-3 effective September 19, 2003. Interest on the 2013 Notes will accrue at the rate of 7.25% per annum and is payable semiannually. The 2013 Notes are not redeemable at the Company’s option or repayable at the option of any holder prior to maturity. The 2013 Notes are unsecured and unsubordinated obligations, and rank equally with all of the Company’s other unsecured and unsubordinated indebtedness.

On March 10, 2010, the Company accepted for purchase $200 million aggregate principal amount of the 2013 Notes pursuant to the terms of a tender offer that commenced on February 3, 2010. The tender offer was funded with proceeds from the issuance of the 2018 Senior Secured Notes.

On March 15, 2011, the Company repurchased $50 million aggregate principal amount of the 2013 Notes at par using proceeds from the issuance of the 2019 Senior Secured Notes. As of December 31, 2012, $250 million of the 2013 Notes remain outstanding. U.S. Bank, National Association replaced and succeeded Bank of New York Mellon as Trustee on January 24, 2012.

The Bankruptcy Filing constituted an event of default under the 2013 Notes. The creditors are, however, stayed from taking any action as a result of the default under Section 362 of the Bankruptcy Code.

NOTE 12: OTHER LONG-TERM LIABILITIES

	As of December 31,
(in millions)	2012	2011
Non-current tax-related liabilities	$36	$57
Environmental liabilities	72	96
Asset retirement obligations	70	66
Other	194	243

Total	$372	$462

The Other component above consists of other miscellaneous long-term liabilities that, individually, were less than 5% of the total liabilities component in the accompanying Consolidated Statement of Financial Position, and therefore, have been aggregated in accordance with Regulation S-X.

NOTE 13: COMMITMENTS AND CONTINGENCIES

Environmental

Cash expenditures for pollution prevention and waste treatment for Kodak’s current facilities were as follows:

	For the Year Ended December 31,
(in millions)	2012	2011	2010
Recurring costs for pollution prevention and waste treatment	$28	$33	$34
Capital expenditures for pollution prevention and waste treatment	1	1	1
Site remediation costs	1	2	2

Total	$30	$36	$37

Environmental expenditures that relate to an existing condition caused by past operations and that do not provide future benefits are expensed as incurred. Costs that are capital in nature and that provide future benefits are capitalized. Liabilities are recorded when environmental assessments are made or the requirement for remedial efforts is probable, and the costs can be reasonably estimated. The timing of accruing for these remediation liabilities is generally no later than the completion of feasibility studies. Kodak has an ongoing monitoring and identification process to assess how the activities, with respect to the known exposures, are progressing against the accrued cost estimates.

At December 31, 2012 and 2011, Kodak’s undiscounted accrued liabilities for environmental remediation costs amounted to $116 million and $96 million, respectively. These amounts are reported in Other long-term liabilities as of December 31, 2011 and Other long-term liabilities and Liabilities subject to compromise as of December 31, 2012 in the accompanying Consolidated Statement of Financial Position.

The Company is currently implementing a Corrective Action Program required by the Resource Conservation and Recovery Act (“RCRA”) at Eastman Business Park (formerly known as Kodak Park) in Rochester, NY. The Company is currently in the process of completing, and in many cases has completed, RCRA Facility Investigations (“RFI”), Corrective Measures Studies (“CMS”) and Corrective Measures Implementation (“CMI”) for areas at the site. At December 31, 2012, estimated future investigation and remediation costs of $49 million were accrued for this site, the majority of which relates to long-term operation, maintenance of remediation systems and monitoring costs.

In addition, Kodak has accrued for obligations with estimated future investigation, remediation and monitoring costs of $9 million relating to other operating sites, $17 million at sites associated with former operations, and $41 million of retained obligations for environmental remediation and Superfund matters related to certain sites associated with the non-imaging health businesses sold in 1994.

Cash expenditures for the aforementioned investigation, remediation and monitoring activities are expected to be incurred over the next thirty years for most of the sites. For these known environmental liabilities, the accrual reflects Kodak’s best estimate of the amount it will incur under the agreed-upon or proposed work plans. Kodak’s cost estimates were determined using the ASTM Standard E 2137-06, “Standard Guide for Estimating Monetary Costs and Liabilities for Environmental Matters,” and have not been reduced by possible recoveries from third parties. The overall method includes the use of a probabilistic model which forecasts a range of cost estimates for the remediation required at individual sites. The projects are closely monitored and the models are reviewed as significant events occur or at least once per year. Kodak’s estimate includes investigations, equipment and operating costs for remediation and long-term monitoring of the sites. Accrued liabilities of Debtor entities related to sites subject to the bankruptcy proceedings have been classified as liabilities subject to compromise as of December 31, 2012. Liabilities subject to compromise are reported at Kodak’s current estimate, where an estimate is determinable, of the allowed claim amount.

Kodak is presently designated as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (the “Superfund Law”), or under similar state laws, for environmental assessment and cleanup costs as the result of Kodak’s alleged arrangements for disposal of hazardous substances at eight Superfund sites. In connection with the chapter 11 filing, the Debtors have provided withdrawal notifications or entered into settlement negotiations with involved regulatory agencies.

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

Estimates of the amount and timing of future costs of environmental remediation requirements are by their nature imprecise because of the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of presently unknown remediation sites and the allocation of costs among the potentially responsible parties. Based on information presently available, Kodak does not believe it is reasonably possible that losses for known exposures could exceed current accruals by material amounts, although costs could be material to a particular quarter or year.

Asset Retirement Obligations

Kodak’s asset retirement obligations primarily relate to asbestos contained in buildings that Kodak owns. In many of the countries in which Kodak operates, environmental regulations exist that require Kodak to handle and dispose of asbestos in a special manner if a building undergoes major renovations or is demolished. Otherwise, Kodak is not required to remove the asbestos from its buildings. Kodak records a liability equal to the estimated fair value of its obligation to perform asset retirement activities related to the asbestos, computed using an expected present value technique, when sufficient information exists to calculate the fair value. Kodak does not have a liability recorded related to every building that contains asbestos because Kodak cannot estimate the fair value of its obligation for certain buildings due to a lack of sufficient information about the range of time over which the obligation may be settled through demolition, renovation or sale of the building.

The following table provides asset retirement obligation activity:

	For the Year Ended December 31,
(in millions)	2012	2011	2010
Asset retirement obligations as of January 1	$66	$57	$62
Liabilities incurred in the current period	6	15	—
Liabilities settled in the current period	(1)	(9)	(8)
Accretion expense	3	4	3
Revisions in estimated cash flows	(4)	(1)	—

Asset retirement obligations as of December 31	$70	$66	$57

Other Commitments and Contingencies

Kodak has entered into non-cancelable agreements with several companies which provide Kodak with products and services to be used in its normal operations. These agreements are related to raw materials, supplies, production and administrative services, as well as marketing and advertising. The terms of these agreements cover the next one to five years. The minimum payments for obligations under these agreements are approximately $67 million in 2013, $36 million in 2014, $28 million in 2015, $17 million in 2016, and $15 million in 2017.

Rental expense, net of minor sublease income, amounted to $68 million, $87 million, and $96 million in 2012, 2011, and 2010, respectively. The amounts of non-cancelable lease commitments with terms of more than one year, principally for the rental of real property, reduced by minor sublease income, are $43 million in 2013, $31 million in 2014, $24 million in 2015, $18 million in 2016, $15 million in 2017 and $26 million in 2018 and thereafter.

As of December 31, 2012, the Company had outstanding letters of credit of $126 million issued under the DIP Credit Agreement, as well as bank guarantees and letters of credit of $12 million, surety bonds in the amount of $26 million, and cash and investments in trust of $33 million, primarily to ensure the payment of possible casualty and workers’ compensation claims, environmental liabilities, legal contingencies, rental payments, and to support various customs, tax and trade activities. The restricted cash and investment in trust amounts are recorded within Other long-term assets in the Consolidated Statement of Financial Position.

In March 2012, Kodak sold a property in Mexico for approximately $41 million and leased back the property for a one-year term. The pre-tax gain on the property sale of approximately $35 million was deferred and no gain was recognizable upon the closing of the sale as Kodak has continuing involvement in the property for the remainder of the lease term. The deferred pre-tax gain is reported in Other current liabilities in the Consolidated Statement of Financial Position as of December 31, 2012.

Kodak’s Brazilian operations are involved in governmental assessments of indirect and other taxes in various stages of litigation, primarily related to federal and state value-added taxes. Kodak is disputing these matters and intends to vigorously defend its position.

Based on the opinion of legal counsel and current reserves already recorded for those matters deemed probable of loss, management does not believe that the ultimate resolution of these matters will materially impact Kodak’s results of operations or financial position. Kodak routinely assesses all these matters as to the probability of ultimately incurring a liability in its Brazilian operations and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable. As of December 31, 2012, the unreserved portion of these contingencies, inclusive of any related interest and penalties, for which there was at least a reasonable possibility that a loss may be incurred, amounted to approximately $66 million.

Kodak is involved in various lawsuits, claims, investigations and proceedings, including commercial, customs, employment, environmental, and health and safety matters, which are being handled and defended in the ordinary course of business. Kodak is also subject to various assertions, claims, proceedings and requests for indemnification concerning intellectual property, including patent infringement suits involving technologies that are incorporated in a broad spectrum of Kodak’s products. These matters are in various stages of investigation and litigation, and are being vigorously defended. Much of the pending litigation against the Debtors has been stayed as a result of the chapter 11 filing and will be subject to resolution in accordance with the Bankruptcy Code and the orders of the Bankruptcy Court. Although Kodak does not expect that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial condition or results of operations, litigation is inherently unpredictable. Therefore, judgments could be rendered or settlements entered that could adversely affect Kodak’s operating results or cash flows in a particular period. Kodak routinely assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable.

NOTE 14: GUARANTEES

Kodak guarantees debt and other obligations of certain customers. The debt and other obligations are primarily due to banks and leasing companies in connection with financing of customers’ purchases of equipment and product from Kodak. At December 31, 2012, the maximum potential amount of future payments (undiscounted) that Kodak could be required to make under these customer-related guarantees was $19 million. At December 31, 2012, the carrying amount of any liability related to these customer guarantees was not material.

The customer financing agreements and related guarantees, which mature between 2013 and 2016, typically have a term of 90 days for product and short-term equipment financing arrangements, and up to five years for long-term equipment financing arrangements. These guarantees would require payment from Kodak only in the event of default on payment by the respective customer. In some cases, particularly for guarantees related to equipment financing, Kodak has collateral or recourse provisions to recover and sell the equipment to reduce any losses that might be incurred in connection with the guarantees. However, any proceeds received from the liquidation of these assets would not cover the maximum potential loss under these guarantees.

EKC also guarantees potential indebtedness to banks and other third parties for some of its consolidated subsidiaries. The maximum amount guaranteed is $100 million, and the outstanding amount for those guarantees is $83 million with $38 million recorded within the Short-term borrowings and current portion of long-term debt in the accompanying Consolidated Statement of Financial Position. The remaining $45 million of outstanding guarantees represent parent guarantees providing financial assurance to third parties that the Company’s subsidiaries will fulfill their future performance or financial obligations under various contracts, which do not necessarily have corresponding liabilities reported in Kodak’s financial statements. These guarantees expire in 2013 through 2019.

Pursuant to the terms of the Company’s DIP Credit Agreement, obligations of the Borrowers to the Lenders under the DIP Credit Agreement, as well as secured agreements in an amount not to exceed $75 million, are guaranteed by the Company and the Company’s U.S. subsidiaries and included in the above amounts. Secured agreements under the DIP Credit Agreement for the Debtors totaled $20 million as of December 31, 2012.

EKC has previously issued (pre-petition) a guarantee to Kodak Limited (the “Subsidiary”) and the Trustee of the Kodak Pension Plan (the “KPP”) in the United Kingdom. Under that arrangement, EKC guaranteed to the Subsidiary and the Trustee the ability of the Subsidiary, only to the extent it becomes necessary to do so, to (1) make contributions to the KPP to ensure sufficient assets exist to make plan benefit payments, as they become due, if the KPP otherwise would not have sufficient assets and (2) make contributions to the KPP such that it will achieve fully funded status by the funding valuation for the period ending December 31, 2022. See Note 1, “Bankruptcy Proceedings” for additional information.

Indemnifications

Kodak issues indemnifications in certain instances when it sells businesses and real estate, and in the ordinary course of business with its customers, suppliers, service providers and business partners. Further, Kodak indemnifies officers and directors who are, or were, serving in such capacity at the request of Kodak or the entity for which they serve. Historically, costs incurred to settle claims related to these indemnifications have not been material to Kodak’s financial position, results of operations or cash flows.

Additionally, the fair value of the indemnifications that Kodak issued during the year ended December 31, 2012 was not material to Kodak’s financial position, results of operations or cash flows.

Warranty Costs

Kodak has warranty obligations in connection with the sale of its products and equipment. The original warranty period is generally one year or less. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. Kodak estimates its warranty cost at the point of sale for a given product based on historical failure rates and related costs to repair. The change in Kodak’s accrued warranty obligations balance, which is reflected in Other current liabilities in the accompanying Consolidated Statement of Financial Position, was as follows:

(in millions)
Accrued warranty obligations as of December 31, 2010	$43
Actual warranty experience during 2011	(92)
2011 warranty provisions	95

Accrued warranty obligations as of December 31, 2011	$46
Actual warranty experience during 2012	(72)
2012 warranty provisions	60

Accrued warranty obligations as of December 31, 2012	$34

Kodak also offers its customers extended warranty arrangements that are generally one year, but may range from three months to three years after the original warranty period. Kodak provides repair services and routine maintenance under these arrangements. Kodak has not separated the extended warranty revenues and costs from the routine maintenance service revenues and costs, as it is not practicable to do so. Therefore, these revenues and costs have been aggregated in the discussion that follows. The change in Kodak’s deferred revenue balance in relation to these extended warranty and maintenance arrangements, which is reflected in Other current liabilities in the accompanying Consolidated Statement of Financial Position, was as follows:

(in millions)
Deferred revenue as of December 31, 2010	$130
New extended warranty and maintenance arrangements in 2011	428
Recognition of extended warranty and maintenance arrangement revenue in 2011	(438)

Deferred revenue as of December 31, 2011	$120
New extended warranty and maintenance arrangements in 2012	384
Recognition of extended warranty and maintenance arrangement revenue in 2012	(397)

Deferred revenue as of December 31, 2012	$107

Costs incurred under these extended warranty and maintenance arrangements for the years ended December 31, 2012 and 2011 amounted to $280 million and $305 million, respectively.

NOTE 15: FINANCIAL INSTRUMENTS

The following table presents the carrying amounts, estimated fair values, and location in the Consolidated Statement of Financial Position for Kodak’s financial instruments:

			Value Of Items Recorded At Fair Value
			As of December 31, 2012
(in millions)			Total	Level 1	Level 2	Level 3
ASSETS
Marketable securities
Short-term available-for-sale	Other current assets		$4	$4	$—	$—
Long-term available-for-sale	Other long-term assets		7	7	—	—
Derivatives
Short-term foreign exchange contracts	Receivables, net		1	—	1	—
LIABILITIES
Derivatives
Short-term foreign exchange contracts	Other current liabilities		1	—	1	—

			Value Of Items Not Recorded At Fair Value
			As of December 31, 2012
			Total	Level 1	Level 2	Level 3
ASSETS
Marketable securities
Long-term held-to-maturity	Other long-term assets	Carrying value	$23	$23	$—	$—
		Fair value	23	23	—	—
LIABILITIES
Debt
Short-term debt	Short-term borrowings and current portion of long-term debt	Carrying value	699	—	699	—
		Fair value	27	—	27	—
Long-term debt	Long-term debt, net of current portion	Carrying value	740	—	740	—
		Fair value	1,265	—	1,265	—
Debt subject to compromise	Liabilities subject to compromise	Carrying value	683	—	683	—
		Fair value	72	—	72	—

Kodak does not utilize financial instruments for trading or other speculative purposes.

Fair Value

The fair values of marketable securities are determined using quoted prices in active markets for identical assets (Level 1 fair value measurements). Fair values of Kodak’s forward contracts are determined using other observable inputs (Level 2 fair value measurements), and are based on the present value of expected future cash flows (an income approach valuation technique) considering the risks involved and using discount rates appropriate for the duration of the contracts. Transfers between levels of the fair value hierarchy are recognized based on the actual date of the event or change in circumstances that caused the transfer. There were no transfers between levels of the fair value hierarchy during the year ended December 31, 2012.

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

Foreign Exchange

Foreign exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in Other income (charges), net in the accompanying Consolidated Statement of Operations. The net effects of foreign currency transactions, including changes in the fair value of foreign exchange contracts, are shown below:

	For the Year Ended December 31,
(in millions)	2012	2011	2010
Net loss	$(16)	$(14)	$(5)

Derivative Financial Instruments

Kodak, as a result of its global operating and financing activities, is exposed to changes in foreign currency exchange rates, commodity prices, and interest rates, which may adversely affect its results of operations and financial position. Kodak manages such exposures, in part, with derivative financial instruments.

Foreign currency forward contracts are used to mitigate currency risk related to foreign currency denominated assets and liabilities. Silver forward contracts are used to mitigate Kodak’s risk to fluctuating silver prices. Kodak’s exposure to changes in interest rates results from its investing and borrowing activities used to meet its liquidity needs.

Kodak’s financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments. Kodak manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties. Kodak has procedures to monitor the credit exposure amounts. The maximum credit exposure at December 31, 2012 was not significant to Kodak.

In the event of a default under the Company’s DIP Credit Agreement, or a default under any derivative contract or similar obligation of Kodak, subject to certain minimum thresholds, the derivative counterparties would have the right, although not the obligation, to require immediate settlement of some or all open derivative contracts at their then-current fair value, but with liability positions netted against asset positions with the same counterparty. In addition, the Company has provided credit support through letters of credit or as part of secured arrangements under the DIP Credit Agreement for its derivative contract obligations. At December 31, 2012, Kodak had open derivative contracts in liability positions with a total fair value of $1 million.

The location and amounts of gains and losses related to derivatives reported in the Consolidated Statement of Operations are shown in the following tables:

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)			Gain (Loss) Reclassified from Accumulated OCI Into Cost of Sales (Effective Portion)			Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	For the Year Ended ended December 31,			For the Year Ended December 31,			For the Year Ended December 31,
(in millions)	2012	2011	2010	2012	2011	2010	2012	2011	2010

Commodity contracts	$1	$5	$6	$(6)	$14	$10	$—	$—	$—
Foreign exchange contracts	—	—	(2)	—	—	(2)	—	—	—

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative
		For the Year Ended December 31,
(in millions)		2012	2011	2010
Foreign exchange contracts	Other income (charges), net	$—	$11	$32

Foreign Currency Forward Contracts

Kodak’s foreign currency forward contracts used to mitigate currency risk related to existing foreign currency denominated assets and liabilities are not designated as hedges, and are marked to market through net (loss) earnings at the same time that the exposed assets and liabilities are re-measured through net (loss) earnings (both in Other income (charges), net in the Consolidated Statement of Operations). The notional amount of such contracts open at December 31, 2012 was approximately $651 million. The majority of the contracts of this type held by Kodak are denominated in euros and Swiss francs.

Silver Forward Contracts

Kodak may enter into silver forward contracts that are designated as cash flow hedges of commodity price risk related to forecasted purchases of silver. Kodak had no open hedges as of December 31, 2012.

In January 2012, Kodak terminated all its existing hedges at a loss of $5 million. These hedges were designated as secured agreements under the Second Amended and Restated Credit Agreement and needed to be settled prior to the termination of that facility in conjunction with the Company’s DIP Credit Agreement. Hedge gains and losses related to these silver forward contracts were reclassified into Cost of sales in the Consolidated Statement of Operations as the related silver containing products were sold to third parties. These gains or losses transferred to Cost of sales are generally offset by increased or decreased costs of silver purchased in the open market. At December 31, 2012, there were no existing gains or losses to be reclassified to Cost of sales within the next twelve months.

NOTE 16: OTHER OPERATING (INCOME) EXPENSES, NET

	For the Year Ended December 31,
(in millions)	2012	2011	2010
(Income) expenses:
Goodwill impairments (1)	$—	$8	$626
Supply arrangement termination payment (2)	(35)	—	—
Gains related to the sales of assets and businesses (3) (4)	(58)	(78)	(8)
Other	(2)	5	1

Total	$(95)	$(65)	$619

(1)	Refer to Note 8 “Goodwill and Other Intangible Assets,” in the Notes to Financial Statements.
(2)	In the fourth quarter of 2012, Kodak received cash proceeds of approximately $35 million associated with the termination of a supply arrangement.
(3)	In December 2003, Kodak sold a property in France for approximately $65 million, net of direct selling costs, and then leased back a portion of this property for a nine-year term. The entire gain on the property sale was deferred due to Kodak’s significant continuing involvement in the property. In the fourth quarter of 2012, the lease term expired and Kodak’s continuing involvement in the property ended. As a result, Kodak recognized a gain of approximately $50 million.
(4)	On March 31, 2011, Kodak sold patents and patent applications related to CMOS image sensors to OmniVision Technologies Inc. for $65 million. Kodak recognized a gain, net of transaction costs, of $62 million from this transaction.

NOTE 17: OTHER INCOME (CHARGES), NET

	For the Year Ended December 31,
(in millions)	2012	2011	2010
Income (charges):
Interest income	$11	$10	$11
Gain on sale of investment	23	—	10
Loss on foreign exchange transactions	(16)	(14)	(5)
Dividend income	1	—	—
Other	2	—	7

Total	$21	$(4)	$23

NOTE 18: INCOME TAXES

The components of earnings (loss) from continuing operations before income taxes and the related provision (benefit) for U.S. and other income taxes were as follows:

	For the Year Ended December 31,
(in millions)	2012	2011	2010
(Loss) earnings from continuing operations before income taxes:
U.S.	$(1,760)	$(703)	$(343)
Outside the U.S.	200	4	(82)

Total	$(1,560)	$(699)	$(425)

U.S. income taxes:
Current benefit	$(393)	$(378)	$(2)
Deferred provision	13	241	2
Income taxes outside the U.S.:
Current provision	58	54	188
Deferred provision (benefit)	65	106	(76)
State and other income taxes:
Current benefit	—	(22)	(2)
Deferred provision	—	7	—

Total (benefit) provision	$(257)	$8	$110

The differences between income taxes computed using the U.S. federal income tax rate and the provision (benefit) for income taxes for continuing operations were as follows:

	For the Year Ended December 31,
(in millions)	2012	2011	2010
Amount computed using the statutory rate	$(546)	$(245)	$(149)
Increase (reduction) in taxes resulting from:
State and other income taxes, net of federal	1	1	1
Unremitted foreign earnings	35	393	—
Impact of goodwill impairment	—	—	217
Operations outside the U.S.	(129)	41	131
Legislative rate changes	23	20	10
Valuation allowance	350	(57)	(98)
Tax settlements and adjustments, including interest	(11)	(149)	3
Other, net	20	4	(5)

(Benefit) provision for income taxes	$(257)	$8	$110

In March 2011, Kodak filed a Request for Competent Authority Assistance with the United States Internal Revenue Service (IRS). The request related to a potential double taxation issue with respect to certain patent licensing royalty payments received by Kodak in 2012 and 2011. In the twelve months ended December 31, 2012, Kodak received notification that the IRS had reached agreement with the Korean National Tax Service (NTS) with regards to Kodak’s March 2011 request. As a result of the agreement reached by the IRS and NTS, Kodak was due a partial refund of Korean withholding taxes in the amount of $123 million. Kodak had previously agreed with the licensees that made the royalty payments that any refunds of the related Korean withholding taxes would be shared equally between Kodak and the licensees. The licensees’ share ($61 million) of the Korean withholding tax refund has therefore been reported as a licensing revenue reduction in Licensing & royalties in the Consolidated Statement of Operations.

During 2012 and 2011, Kodak determined that it was more likely than not that a portion of the deferred tax assets outside the U.S. would not be realized due to reduced manufacturing volumes negatively impacting profitability in a location outside the U.S. and accordingly, recorded a provision of $30 million and $53 million, respectively, associated with the establishment of a valuation allowance on those deferred tax assets.

During 2010, based on additional positive evidence regarding past earnings and projected future taxable income from operating activities, Kodak determined that it is more likely than not that a portion of the deferred tax assets outside the U.S. would be realized and accordingly, recorded a tax benefit of $154 million associated with the release of the valuation allowance on those deferred tax assets.

Deferred Tax Assets and Liabilities

The significant components of deferred tax assets and liabilities were as follows:

	As of December 31,
(in millions)	2012	2011
Deferred tax assets
Pension and postretirement obligations	$689	$925
Allowed Claims	272	—
Restructuring programs	10	5
Foreign tax credit	577	661
Inventories	26	33
Investment tax credit	153	172
Employee deferred compensation	113	69
Depreciation	57	30
Research and development costs	308	232
Tax loss carryforwards	1,409	1,178
Other	415	406

Total deferred tax assets	$4,029	$3,711

Deferred tax liabilities
Leasing	$43	$37
Other deferred debt	11	16
Unremitted foreign earnings	417	430
Other	181	168

Total deferred tax liabilities	652	651

Net deferred tax assets before valuation allowance	3,377	3,060
Valuation allowance	2,838	2,560

Net deferred tax assets	$539	$500

Deferred tax assets (liabilities) are reported in the following components within the Consolidated Statement of Financial Position:

	As of December 31,
(in millions)	2012	2011
Deferred income taxes (current)	$75	$81
Other long-term assets	470	429
Accrued income taxes	(5)	(3)
Other long-term liabilities	(1)	(7)

Net deferred tax assets	$539	$500

As of December 31, 2012, Kodak had available domestic and foreign net operating loss carry-forwards for income tax purposes of approximately $4,396 million, of which approximately $519 million have an indefinite carry-forward period. The remaining $3,877 million expire between the years 2013 and 2032. As of December 31, 2012, Kodak had unused foreign tax credits and investment tax credits of $577 million and $153 million, respectively, with various expiration dates through 2027. Utilization of these net operating losses and tax credits may be subject to limitations in the event of significant changes in stock ownership of the Company.

Kodak has been granted a tax holiday in certain jurisdictions in China. Kodak is eligible for a 50% reduction of the income tax rate as a tax holiday incentive. The tax rate currently varies by jurisdiction, due to the tax holiday, and will be 25% in all jurisdictions within China in 2013.

During 2011, Kodak concluded that the undistributed earnings of its foreign subsidiaries would no longer be considered permanently reinvested. After assessing the assets of the subsidiaries relative to specific opportunities for reinvestment, as well as the forecasted uses of cash for both its domestic and foreign operations, Kodak concluded that it was prudent to change its indefinite reinvestment assertion to allow greater flexibility in its cash management. As a result of the change in its assertion Kodak recorded a deferred tax liability (net of related foreign tax credits) of $374 million and $396 million on the foreign subsidiaries’ undistributed earnings during the year ended December 31, 2012 and 2011, respectively. This deferred tax liability was fully offset by a corresponding decrease in Kodak’s U.S. valuation allowance, which resulted in no net tax provision. Kodak also recorded a provision of $6 million and $34 million for the potential foreign withholding taxes on the undistributed earnings during the year ended December 31, 2012 and 2011, respectively.

Kodak’s valuation allowance as of December 31, 2012 was $2,838 million. Of this amount, $403 million was attributable to Kodak’s net deferred tax assets outside the U.S. of $1,001 million, and $2,435 million related to Kodak’s net deferred tax assets in the U.S. of $2,376 million, for which Kodak believes it is not more likely than not that the assets will be realized. The net deferred tax assets in excess of the valuation allowance of approximately $539 million relate primarily to net operating loss carry-forwards, certain tax credits, and pension related tax benefits for which Kodak believes it is more likely than not that the assets will be realized.

Kodak’s valuation allowance as of December 31, 2011 was $2,560 million. Of this amount, $417 million was attributable to Kodak’s net deferred tax assets outside the U.S. of $964 million, and $2,143 million related to Kodak’s net deferred tax assets in the U.S. of $2,096 million, for which Kodak believes it is not more likely than not that the assets will be realized. The net deferred tax assets in excess of the valuation allowance of $500 million relate primarily to net operating loss carry-forwards, certain tax credits, and pension related tax benefits for which Kodak believes it is more likely than not that the assets will be realized.

Accounting for Uncertainty in Income Taxes

A reconciliation of the beginning and ending amount of Kodak’s liability for income taxes associated with unrecognized tax benefits is as follows:

(in millions)	2012	2011	2010
Balance as of January 1	$76	$245	$256
Tax positions related to the current year:
Additions	4	12	1
Tax positions related to prior years:
Additions	3	2	—
Reductions	(17)	(183)	(11)
Settlements with taxing authorities	(3)	—	—
Lapses in statutes of limitations	(6)	—	(1)

Balance as of December 31	$57	$76	$245

Kodak’s policy regarding interest and/or penalties related to income tax matters is to recognize such items as a component of income tax (benefit) expense. During the years ended December 31, 2012, 2011 and 2010, Kodak recognized interest and penalties of approximately $2 million, $(60) million and $5 million, respectively, in income tax (benefit) expense. Additionally, Kodak had approximately $16 million and $14 million of interest and penalties associated with uncertain tax benefits accrued as of December 31, 2012 and 2011, respectively.

If the unrecognized tax benefits were recognized, they would favorably affect the effective income tax rate in the period recognized. Kodak has classified certain income tax liabilities as current or noncurrent based on management’s estimate of when these liabilities will be settled. The current liabilities are recorded in Accrued income and other taxes in the Consolidated Statement of Financial Position. Noncurrent income tax liabilities are recorded in Other long-term liabilities in the Consolidated Statement of Financial Position.

It is reasonably possible that the liability associated with Kodak’s unrecognized tax benefits will increase or decrease within the next twelve months. These changes may be the result of settling ongoing audits or the expiration of statutes of limitations. Such changes to the unrecognized tax benefits could range from $0 to $40 million based on current estimates. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. Although management believes that adequate provision has been made for such issues, there is the possibility that the ultimate resolution of such issues could have an adverse effect on the earnings of Kodak. Conversely, if these issues are resolved favorably in the future, the related provision would be reduced, thus having a positive impact on earnings.

During 2012, Kodak agreed to terms with a tax authority outside of the U.S. and settled audits for calendar years 2002 through 2007. For these years, Kodak originally recorded liabilities for uncertain tax positions (“UTPs”) totaling $12 million (plus interest of approximately $4 million). The settlement resulted in a reduction in Accrued income and other taxes and the recognition of a $16 million tax benefit.

During 2011, Kodak agreed to terms with the U.S. Internal Revenue Service and settled the federal audits for calendar years 2001 through 2005. For these years, Kodak originally recorded federal and related state liabilities for UTPs totaling $115 million (plus interest of approximately $25 million). The settlement resulted in a reduction in Accrued income and other taxes of $296 million, the recognition of a $50 million tax benefit, and a reduction in net deferred tax assets of $246 million.

During 2011, Kodak agreed to terms with a tax authority outside of the U.S. and settled audits for calendar years 2001 and 2002. For these years, Kodak originally recorded liabilities for UTPs totaling $56 million (plus interest of approximately $43 million). The settlement resulted in a reduction in Accrued income and other taxes and the recognition of a $94 million tax benefit.

Kodak files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. Kodak has substantially concluded all U.S. federal income tax matters for years through 2006. Kodak’s U.S. tax matters for the years 2007 through 2012 remain subject to examination by the IRS. Substantially all material state, local, and foreign income tax matters have been concluded for years through 2006. Kodak’s tax matters for the years 2007 through 2012 remain subject to examination by the respective state, local, and foreign tax jurisdiction authorities.

Net Operating Loss Rights Agreement

On August 1, 2011, the Company entered into a Net Operating Loss (NOL) Rights Agreement (NOL Rights Agreement) designed to preserve stockholder value and tax assets. The Company’s ability to use its tax attributes to offset tax on U.S. taxable income would be substantially limited if there were an “ownership change” as defined under Section 382 of the U.S. Internal Revenue Code. In general, an ownership change would occur if “5-percent shareholders,” as defined under Section 382, collectively increase their ownership in the Company by more than 50 percentage points over a rolling three-year period.

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

NOTE 19: RESTRUCTURING COSTS AND OTHER

Kodak recognizes the need to continually rationalize its workforce and streamline its operations in the face of ongoing business and economic changes. Charges for restructuring and ongoing rationalization initiatives are recorded in the period in which Kodak commits to a formalized restructuring or ongoing rationalization plan, or executes the specific actions contemplated by the plans and all criteria for liability recognition under the applicable accounting guidance have been met.

Restructuring Reserve Activity

The activity in the accrued balances and the non-cash charges and credits incurred in relation to restructuring programs during the three years ended December 31, 2012 were as follows:

			Long-lived Asset
		Exit	Impairments
	Severance	Costs	and Inventory	Accelerated
(in millions)	Reserve	Reserve	Write-downs	Depreciation	Total
Balance at December 31, 2009	$68	$27	$—	$—	$95
2010 charges—continuing operations (1)	48	14	9	6	77
2010 charges—discontinued operations (1)	1	—	—	—	1
2010 cash payments/utilization	(67)	(21)	(9)	(6)	(103)
2010 other adjustments & reclasses (2)	(28)	—	—	—	(28)

Balance at December 31, 2010	22	20	—	—	42
2011 charges—continuing operations (3)	102	15	3	10	130
2011 charges—discontinued operations (3)	3	—	—	—	3
2011 cash payments/utilization	(58)	(13)	(3)	(10)	(84)
2011 other adjustments & reclasses (4)	(31)	—	—	—	(31)

Balance at December 31, 2011	38	22	—	—	60
2012 charges—continuing operations (5)	167	35	30	13	245
2012 charges—discontinued operations (5)	20	2	4	—	26
2012 cash payments/utilization	(86)	(13)	(34)	(13)	(146)
2012 other adjustments & reclasses (6)	(101)	(1)	—	—	(102)

Balance at December 31, 2012 (7)	$38	$45	$—	$—	$83

(1)	Severance reserve activity includes termination benefit charges of $49 million.
(2)	Includes $28 million of severance related charges for pension plan curtailments, settlements, and special termination benefits, which are reflected in Pension and other postretirement liabilities and Other long-term assets in the Consolidated Statement of Financial Position.
(3)	Severance reserve activity includes termination benefit charges of $101 million, and net curtailment and settlement losses related to these actions of $4 million.
(4)	Includes $32 million of severance related charges for pension plan curtailments, settlements, and special termination benefits, which are reflected in Pension and other postretirement liabilities and Other long-term assets in the Consolidated Statement of Financial Position, offset by $1 million of foreign currency translation adjustments.
(5)	Severance reserve activity includes termination benefit charges of $186 million, and net curtailment and settlement losses related to these actions of $1 million.
(6)	Includes $100 million of severance related charges for pension plan curtailments, settlements, and special termination benefits, which are reflected in Pension and other postretirement liabilities and Other long-term assets in the Consolidated Statement of Financial Position, and $2 million for amounts reclassified as Liabilities subject to compromise.
(7)	Kodak expects to utilize the majority of the December 31, 2012 accrual balance in 2013.

2010 Activity

The $78 million of charges for the year 2010 includes $6 million of charges for accelerated depreciation and $2 million for inventory write-downs, which were reported in Cost of sales in the accompanying Consolidated Statement of Operations, and $1 million which was reported in discontinued operations. The remaining costs incurred of $69 million, including $48 million of severance costs, $14 million of exit costs, and $7 million of long-lived asset impairments, were reported as Restructuring costs and other in the accompanying Consolidated Statement of Operations. The severance and exit costs reserves require the outlay of cash, while long-lived asset impairments, accelerated depreciation and inventory write-downs represent non-cash items.

The 2010 severance costs related to the elimination of approximately 800 positions, including approximately 550 manufacturing/service, 225 administrative and 25 research and development positions. The geographic composition of these positions includes approximately 475 in the United States and Canada, and 325 throughout the rest of the world.

The charges of $78 million recorded in 2010 included $9 million applicable to the Graphics, Entertainment and Commercial Films Segment, $1 million applicable to the Digital Printing and Enterprise Segment, $7 million applicable to the Personalized and Document Imaging Segment, and $60 million that was applicable to manufacturing/service, research and development, and administrative functions, which are shared across all segments. The remaining $1 million was applicable to discontinued operations.

As a result of these initiatives, severance payments will be paid during periods through 2011 since, in many instances, the employees whose positions were eliminated can elect or are required to receive their payments over an extended period of time. In addition, certain exit costs, such as long-term lease payments, will be paid over periods throughout 2011 and beyond.

2011 Activity

The $133 million of charges for the year 2011 includes $10 million of charges for accelerated depreciation and $2 million for inventory write-downs, which were reported in Cost of sales in the accompanying Consolidated Statement of Operations, and $3 million which was reported in discontinued operations. The remaining costs incurred of $118 million, including $102 million of severance costs, $15 million of exit costs, and $1 million of long-lived asset impairments, were reported as Restructuring costs and other in the accompanying Consolidated Statement of Operations. The severance and exit costs reserves require the outlay of cash, while long-lived asset impairments, accelerated depreciation and inventory write-downs represent non-cash items.

The 2011 severance costs related to the elimination of approximately 1,225 positions, including approximately 575 manufacturing/service, 550 administrative and 100 research and development positions. The geographic composition of these positions includes approximately 725 in the United States and Canada, and 500 throughout the rest of the world.

The charges of $133 million recorded in 2011 included $23 million applicable to the Graphics, Entertainment and Commercial Films Segment, $6 million applicable to the Digital Printing and Enterprise Segment, $6 million applicable to the Personalized and Document Imaging Segment, and $95 million that was applicable to manufacturing/service, research and development, and administrative functions, which are shared across all segments. The remaining $3 million was applicable to discontinued operations.

As a result of these initiatives, severance payments will be paid during periods through 2012 since, in many instances, the employees whose positions were eliminated can elect or are required to receive their payments over an extended period of time. In addition, certain exit costs, such as long-term lease payments, will be paid over periods throughout 2012 and beyond.

2012 Activity

Restructuring actions taken in 2012 were initiated to reduce Kodak’s cost structure as part of its commitment to drive sustainable profitability. Actions included the winding down of sales of consumer inkjet printers, the digital capture and devices business exit, traditional product manufacturing capacity reductions in the U.S. and Mexico, workforce reductions triggered by the Kodak Gallery wind-down, consolidation of thermal media manufacturing in the U.S. and various targeted reductions in research and development, sales, service, and other administrative functions.

The $271 million of charges for the year 2012 includes $13 million of charges for accelerated depreciation and $4 million for inventory write-downs, which were reported in Cost of sales in the accompanying Consolidated Statement of Operations, and $26 million which was reported as discontinued operations. The remaining costs incurred of $228 million, including $167 million of severance costs, $35 million of exit costs, and $26 million of long-lived asset impairments, were reported as Restructuring costs and other in the accompanying Consolidated Statement of

Operations. The severance and exit costs reserves require the outlay of cash, while long-lived asset impairments, accelerated depreciation and inventory write-downs represent non-cash items.

The 2012 severance costs related to the elimination of approximately 3,225 positions, including approximately 1,775 manufacturing/service, 1,050 administrative, and 400 research and development positions. The geographic composition of these positions includes approximately 1,925 in the United States and Canada, and 1,300 throughout the rest of the world.

The charges of $271 million recorded in 2012 included $20 million applicable to the Graphics, Entertainment and Commercial Films Segment, $93 million applicable to the Digital Printing and Enterprise Segment, $24 million applicable to the Personalized and Document Imaging Segment, and $108 million that was applicable to manufacturing/service, research and development, and administrative functions, which are shared across all segments. The remaining $26 million was applicable to discontinued operations.

As a result of these initiatives, severance payments will be paid during periods through 2013 since, in many instances, the employees whose positions were eliminated can elect or are required to receive their payments over an extended period of time. In addition, certain exit costs, such as long-term lease payments, will be paid over periods throughout 2013 and beyond.

NOTE 20: RETIREMENT PLANS

Substantially all U.S. employees are covered by a noncontributory defined benefit plan, the Kodak Retirement Income Plan (“KRIP”), which is funded by the Company contributions to an irrevocable trust fund. The funding policy for KRIP is to contribute amounts sufficient to meet minimum funding requirements as determined by employee benefit and tax laws plus any additional amounts the Company determines to be appropriate. Generally, benefits are based on a formula recognizing length of service and final average earnings. Assets in the trust fund are held for the sole benefit of participating employees and retirees. They are composed of corporate equity and debt securities, U.S. government securities, partnership investments, interests in pooled funds, commodities, real estate, and various types of interest rate, foreign currency, debt, and equity market financial instruments.

In March 1999, the Company amended KRIP to include a separate cash balance formula for all U.S. employees hired after February 1999 (the “Cash Balance Plan”). All U.S. employees hired prior to that date were granted the option to choose the traditional KRIP plan or the Cash Balance Plan. Written elections were made by employees in 1999, and were effective January 1, 2000. The Cash Balance Plan credits employees’ hypothetical accounts with an amount equal to 4% of their pay, plus interest based on the 30-year treasury bond rate. In addition, for employees participating in the Cash Balance Plan and the Company’s defined contribution plan, the Savings and Investment Plan (“SIP”), the Company matches dollar-for-dollar on the first 1% contributed to SIP and $.50 for each dollar on the next 4% contributed. The Company contributions to SIP were $8 million and $10 million for 2012 and 2011, respectively.

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

Many subsidiaries and branches operating outside the U.S. have defined benefit retirement plans covering substantially all employees. Contributions by Kodak for these plans are typically deposited under government or other fiduciary-type arrangements. Retirement benefits are generally based on contractual agreements that provide for benefit formulas using years of service and/or compensation prior to retirement. The actuarial assumptions used for these plans reflect the diverse economic environments within the various countries in which Kodak operates.

The measurement date used to determine the pension obligation for all funded and unfunded U.S. and Non-U.S. defined benefit plans is December 31.

Information regarding the major funded and unfunded U.S. and Non-U.S. defined benefit plans follows:

	2012		2011
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in Benefit Obligation
Projected benefit obligation at January 1	$5,259	$3,652	$5,071	$3,636
Acquisitions/divestitures/other transfers	—	—	(1)	2
Service cost	48	10	50	16
Interest cost	206	156	254	180
Participant contributions	—	2	—	4
Plan amendments	—	—	—	(4)
Benefit payments	(422)	(226)	(535)	(226)
Actuarial loss	385	560	392	160
Curtailments	—	(34)	—	—
Settlements	—	(8)	—	(86)
Special termination benefits	99	—	28	1
Currency adjustments	—	152	—	(31)

Projected benefit obligation at December 31	$5,575	$4,264	$5,259	$3,652

Change in Plan Assets
Fair value of plan assets at January 1	$4,763	$2,436	$4,861	$2,634
Acquisitions/divestitures	—	—	—	1
Actual gain on plan assets	500	157	412	47
Employer contributions	7	29	25	78
Participant contributions	—	2	—	4
Settlements	—	(8)	—	(86)
Benefit payments	(422)	(226)	(535)	(226)
Currency adjustments	—	89	—	(16)

Fair value of plan assets at January 1	$4,848	$2,479	$4,763	$2,436

Under Funded Status at December 31	$(727)	$(1,785)	$(496)	$(1,216)

Accumulated benefit obligation at December 31	$5,497	$4,233	$5,112	$3,584

Amounts recognized in the Consolidated Statement of Financial Position for all major funded and unfunded U.S. and Non-U.S. defined benefit plans were as follows:

	As of December 31,
	2012		2011
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Other long-term assests	$—	$2	$—	$—
Other current liabilities	—	—	(18)	—
Pension and other postretirement liabilities	—	(1,787)	(478)	(1,216)
Liabilities subject to compromise	(727)	—	—	—

Net amount recognized	$(727)	$(1,785)	$(496)	$(1,216)

Information with respect to the major funded and unfunded U.S. and Non-U.S. defined benefit plans with an accumulated benefit obligation in excess of plan assets follows:

	As of December 31,
	2012		2011
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Projected benefit obligation	$5,575	$4,229	$5,259	$3,652
Accumulated benefit obligation	5,497	4,198	5,112	3,584
Fair value of plan assets	4,848	2,441	4,763	2,436

Amounts recognized in Accumulated other comprehensive loss for all major funded and unfunded U.S. and Non-U.S. defined benefit plans consisted of:

	As of December 31,
	2012		2011
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Prior service cost	$(5)	$(25)	$(6)	$(26)
Net actuarial loss	(2,237)	(2,202)	(2,135)	(1,663)

Total	$(2,242)	$(2,227)	$(2,141)	$(1,689)

Changes in plan assets and benefit obligations recognized in other comprehensive income (loss) for all major funded and unfunded U.S. and Non-U.S. defined benefit plans follows:

	2012		2011
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Newly established loss	$(275)	$(567)	$(414)	$(322)
Newly established prior service cost	—	—	—	4
Amortization of:
Prior service cost	1	3	1	4
Net actuarial loss	173	66	69	52
Prior service cost recognized due to curtailment	—	(1)	—	4
Net curtailment gain not recognized in expense	—	34	—	—
Net loss recognized in expense due to settlements	—	3	—	10
Acquisitions, divestitures and other transfers	—	—	—	(1)

Total amount recognized in Other comprehensive loss	$(101)	$(462)	$(344)	$(249)

The actuarial loss and prior service cost estimated to be amortized from Accumulated other comprehensive loss into net periodic pension cost over the next year for all major plans is $284 million and $3 million, respectively.

Pension (income) expense from continuing operations for all defined benefit plans included:

	For the Year Ended December 31,
	2012		2011		2010
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Major defined benefit plans:
Service cost	$48	$10	$50	$16	$48	$14
Interest cost	206	156	254	180	263	177
Expected return on plan assets	(389)	(164)	(435)	(209)	(475)	(210)
Amortization of:
Prior service cost	1	3	1	4	1	1
Actuarial loss	173	66	69	52	5	37

Pension (income) expense before special termination benefits, curtailments and settlements	39	71	(61)	43	(158)	19
Special termination benefits	99	—	28	1	27	1
Curtailment (gains) losses	—	(1)	—	4	—	(7)
Settlement losses	—	3	—	10	—	1

Net pension (income) expense for major defined benefit plans	138	73	(33)	58	(131)	14
Other plans including unfunded plans	—	11	—	12	—	11

Net pension (income) expense from continuing operations	$138	$84	$(33)	$70	$(131)	$25

The special termination benefits of $99 million, $29 million, and $28 million for the years ended December 31, 2012, 2011, and 2010, respectively, were incurred as a result of Kodak’s restructuring actions and, therefore, have been included in Restructuring costs and other in the Consolidated Statement of Operations for those respective periods.

For 2011, $3 million of the curtailment losses and $1 million of the settlement losses were incurred as a result of Kodak’s restructuring actions and, therefore, have been included in Restructuring costs and other in the Consolidate Statement of Operations for 2011. For 2012, $1 million of the settlement losses were incurred as a result of Kodak’s restructuring actions and, therefore, have been included in Restructuring costs and other in the Consolidated Statement of Operations for 2012.

The weighted-average assumptions used to determine the benefit obligation amounts as of the end of the year for all major funded and unfunded U.S. and Non-U.S. defined benefit plans were as follows:

	As of December 31,
	2012		2011
	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	3.50%	3.55%	4.25%	4.37%
Salary increase rate	3.40%	2.84%	3.45%	2.99%

The weighted-average assumptions used to determine net pension (income) expense for all the major funded and unfunded U.S. and Non-U.S. defined benefit plans were as follows:

	For the Year Ended December 31,
	2012		2011		2010
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	4.25%	4.41%	5.24%	4.95%	5.75%	5.39%
Salary increase rate	3.45%	2.98%	3.99%	3.89%	4.05%	3.87%
Expected long-term rate of return on plan assets	8.52%	7.02%	8.43%	7.64%	8.73%	7.76%

Plan Asset Investment Strategy

The investment strategy underlying the asset allocation for the pension assets is to achieve an optimal return on assets with an acceptable level of risk while providing for the long-term liabilities, and maintaining sufficient liquidity to pay current benefits and other cash obligations of the plans. This is primarily achieved by investing in a broad portfolio constructed of various asset classes including equity and equity-like investments, debt and debt-like investments, real estate, private equity and other assets and instruments. Long duration bonds and treasury bond futures are used to partially match the long-term nature of plan liabilities. Other investment objectives include maintaining broad diversification between and within asset classes and fund managers, and managing asset volatility relative to plan liabilities.

Every three years, or when market conditions have changed materially, each of Kodak’s major pension plans will undertake an asset allocation or asset and liability modeling study. The asset allocation and expected return on the plans’ assets are individually set to provide for benefits and other cash obligations and within each country’s legal investment constraints.

Actual allocations may vary from the target asset allocations due to market value fluctuations, the length of time it takes to implement changes in strategy, and the timing of cash contributions and cash requirements of the plans. The asset allocations are monitored, and are rebalanced in accordance with the policy set forth for each plan.

Of the total plan assets attributable to the major U.S. defined benefit plans at December 31, 2012, 96% relate to KRIP. The expected long-term rate of return on plan assets assumption (“EROA”) is based on a combination of formal asset and liability studies that include forward-looking return expectations given the current asset allocation. A review of the EROA as of December 31, 2012, based upon the current asset allocation and forward-looking expected returns for the various asset classes in which KRIP invests, resulted in an EROA of 8.20%.

As with KRIP, the EROA assumptions for certain of Kodak’s other pension plans were reassessed as of December 31, 2012. The annual expected return on plan assets for the major non-U.S. pension plans range from 3.70% to 7.30% based on the plans’ respective asset allocations as of December 31, 2012.

Plan Asset Risk Management

Kodak evaluates its defined benefit plans’ asset portfolios for the existence of significant concentrations of risk. Types of concentrations that are evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country, and individual fund. As of December 31, 2012 and 2011, there were no significant concentrations (defined as greater than 10 percent of plan assets) of risk in Kodak’s defined benefit plan assets.

Kodak’s weighted-average asset allocations for its major U.S. defined benefit pension plans, by asset category, are as follows:

	As of December 31,
Asset Category	2012	2011	2012 Target
Equity securities	25%	17%	13%-27%
Debt securities	38%	38%	35%-47%
Real estate	4%	4%	2%-10%
Cash	2%	7%	0%-6%
Global balanced asset allocation funds	11%	6%	5%-12%
Other	20%	28%	19%-29%

Total	100%	100%

Kodak’s weighted-average asset allocations for its major non-U.S. defined benefit pension plans, by asset category are as follows:

	As of December 31,
Asset Category	2012	2011	2012 Target
Equity securities	13%	16%	11%-18%
Debt securities	40%	44%	40%-48%
Real estate	2%	3%	0%-9%
Cash	2%	4%	0%-6%
Global balance asset allocation funds	3%	0%	0%-6%
Other	40%	33%	33%-43%

Total	100%	100%

The Other asset category in the tables above is primarily composed of private equity, venture capital, and other investments.

Fair Value Measurements

Kodak’s asset allocations by level within the fair value hierarchy at December 31, 2012 and 2011 are presented in the tables below for Kodak’s major defined benefit plans. Kodak’s plan assets were accounted for at fair value and are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Kodak’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value of assets and their placement within the fair value hierarchy levels.

Major U.S. Plans

December 31, 2012

(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$—	$83	$—	$83
Equity Securities	221	804	163	1,188
Debt Securities:
Government Bonds	—	538	201	739
Inflation-Linked Bonds	—	111	104	215
Investment Grade Bonds	—	386	—	386
Global High Yield & Emerging Market Debt	—	324	201	525
Other:
Real Estate	—	—	198	198
Private Equity	—	—	1,002	1,002
Insurance Contracts	—	1	—	1
Global Balanced Asset Allocation Funds	—	530	—	530
Derivatives with unrealized gains	7	—	—	7
Derivatives with unrealized losses	(26)	—	—	(26)

	$202	$2,777	$1,869	$4,848

Major U.S. Plans

December 31, 2011

(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$—	$321	$—	$321
Equity Securities	192	488	136	816
Debt Securities:
Government Bonds	—	487	237	724
Inflation-Linked Bonds	—	231	260	491
Investment Grade Bonds	—	449	—	449
Global High Yield & Emerging Market Debt	—	132	—	132
Other:
Absolute Return	—	210	135	345
Real Estate	—	—	213	213
Private Equity	—	—	971	971
Insurance Contracts	—	1	—	1
Global Balanced Asset Allocation Funds	—	288	—	288
Derivatives with unrealized gains	12	—	—	12

	$204	$2,607	$1,952	$4,763

For Kodak’s major U.S. defined benefit pension plans, equity investments are invested broadly in U.S. equity, developed international equity, and emerging markets. Fixed income investments are comprised primarily of long duration U.S. Treasuries and global government bonds, U.S. below investment-grade corporate bonds, as well as U.S. and emerging market companies’ debt securities diversified by sector, geography, and through a wide range of market capitalizations. Real estate investments include investments in office, industrial, retail and apartment properties. Other investments include private equity, hedge funds and natural resource investments. Private equity investments are primarily comprised of limited partnerships and fund-of-fund investments that invest in distressed investments, venture capital, leveraged buyout and special situation funds. Natural resource investments in oil and gas partnerships and timber funds are also included in this category.

Major Non-U.S. Plans

December 31, 2012

(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$—	$57	$—	$57
Equity Securities	43	276	13	332
Debt Securities:
Government Bonds	—	145	7	152
Inflation-Linked Bonds	—	275	251	526
Investment Grade Bonds	—	74	—	74
Global High Yield & Emerging Market Debt	—	229	—	229
Other:
Absolute Return	—	324	—	324
Real Estate	—	5	44	49
Private Equity	—	2	322	324
Insurance Contracts	—	338	—	338
Global Balanced Asset Allocation Funds	—	71	—	71
Derivatives with unrealized gains	4	—	—	4
Derivatives with unrealized losses	(1)	—	—	(1)

	$46	$1,796	$637	$2,479

Major Non-U.S. Plans

December 31, 2011

(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$—	$101	$—	$101
Equity securities	58	330	6	394
Debt securities:
Government Bonds	—	151	6	157
Inflation-Linked Bonds	—	356	251	607
Investment Grade Bonds	—	97	—	97
Global High Yield & Emerging Market Debt	—	223	—	223
Other:
Absolute Return	—	145	—	145
Real Estate	—	4	55	59
Private Equity	—	2	312	314
Insurance Contracts	—	339	—	339

	$58	$1,748	$630	$2,436

For Kodak’s major non-U.S. defined benefit pension plans, equity investments are invested broadly in local equity, developed international and emerging markets. Fixed income investments are comprised primarily of long duration government and corporate bonds with some emerging market debt. Real estate investments include investments in primarily office, industrial, and retail properties. Other investments include private equity, hedge funds, and insurance contracts. Private equity investments are comprised of limited partnerships and fund-of-fund investments that invest in distressed investments, venture capital and leveraged buyout funds.

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

Some of the plans’ assets, primarily absolute return, real estate, and private equity, do not have readily determinable market values due to the nature of these investments. For these investments, fund manager or general partner estimates were used where available. The estimates for the absolute return assets are derived from observable inputs, based on the fair value of the underlying positions, which have readily available market prices. For investments with lagged pricing, Kodak used the available net asset values, and also considered expected return, subsequent cash flows and material events.

For all of Kodak’s major defined benefit pension plans, investment managers are selected that are expected to provide best-in-class asset management for their particular asset class, and expected returns greater than those expected from existing salable assets, especially if this would maintain the aggregate volatility desired for each plan’s portfolio. Investment managers are retained for the purpose of managing specific investment strategies within contractual investment guidelines. Certain investment managers are authorized to invest in derivatives such as futures, swaps, and currency forward contracts. Investments in futures and swaps are used to obtain targeted exposure to a particular asset, index or bond duration and only require a portion of the cash to gain exposure to the notional value of the underlying investment. The remaining cash is available to be deployed and in some cases is invested in a diversified portfolio of various uncorrelated hedge fund strategies that provide added returns at a lower level of risk. Of the investments shown in the major U.S. plans table as of December 31, 2012 above, 11%, 15% and 4% of the total U.S. assets reported within equity securities, government bonds, and inflation-linked bonds, respectively, are reflective of the exposures gained from the use of derivatives, and are invested in a diversified portfolio of hedge funds using equity, debt, commodity, and currency strategies. Of the investments shown in the major U.S. plans table as of December 31, 2011 above, 9% and 15% of the total U.S. assets reported within equity securities and government bonds, respectively, are reflective of the exposures gained from the use of derivatives, and are invested in a diversified portfolio of hedge funds using equity, debt, commodity, and currency strategies. Of the investments shown in the major Non-U.S. plans table as of December 31, 2012 above, 3%, 4% and 20% of the total Non-U.S. assets reported within equity securities, government bonds, and inflation-linked bonds, respectively, are reflective of the exposures gained from the use of derivatives, and are invested in a diversified portfolio of hedge funds using equity, debt, commodity, and currency strategies. Of the investments shown in the major Non-U.S. plans table as of December 31, 2011 above, 5%, 3%, and 19% of the total Non-U.S. assets reported within equity securities, government bonds, and inflation-linked bonds, respectively, are reflective of the exposures gained from the use of derivatives, and are invested in a diversified portfolio of hedge funds using equity, debt, commodity, and currency strategies. Foreign currency contracts and swaps are used to partially hedge foreign currency risk. Additionally, Kodak’s major defined benefit pension plans invest in government bond futures or local government bonds to partially hedge the liability risk of the plans.

The following is a reconciliation of the beginning and ending balances of level 3 assets of Kodak’s major U.S. defined benefit pension plans (in millions):

	U.S.
	Balance at January 1, 2012	Net Realized and Unrealized Gains/(Losses)	Net Purchases and Sales	Net Transfer Into/(Out of) Level 3	Balance at December 31, 2012
Equity Securities	$136	$16	$11	$—	$163
Government Bonds	231	27	(63)	—	201
Inflation-Linked Bonds	260	21	(177)	—	104
Global High Yield & Emerging Market Debt	—	24	177	—	201
Absolute Return	135	10	20	(165)	—
Real Estate	213	(9)	(6)	—	198
Private Equity	971	126	(95)	—	1,002

Total	$1,952	$215	$(133)	$(165)	$1,869

	U.S.
	Balance at January 1, 2011	Net Realized and Unrealized Gains/(Losses)	Net Purchases and Sales	Net Transfer Into/(Out of) Level 3	Balance at December 31, 2011
Equity Securities	$162	$3	$(29)	$—	$136
Government Bonds	292	8	(43)	—	237
Inflations-Linked Bonds	221	39	—	—	260
Absolute Return	—	—	135	—	135
Real Estate	240	18	(45)	—	213
Private Equity	1,063	139	(231)	—	971

Total	$1,978	$207	$(233)	$—	$1,952

The following is a reconciliation of the beginning and ending balances of level 3 assets of Kodak’s major Non-U.S. defined benefit pension plans (in millions):

	Balance at January 1, 2012	Net Realized and Unrealized Gains/(Losses)	Net Purchases and Sales	Net Transfer Into/(Out of) Level 3	Balance at December 31, 2012
Equity Securities	$6	$1	$6	$—	$13
Government Bonds	6	1	—	—	7
Inflation-Linked Bonds	251	21	13	(34)	251
Real Estate	55	2	(13)	—	44
Private Equity	312	28	(18)	—	322

Total	$630	$53	$(12)	$(34)	$637

	Non-U.S.
	Balance at January 1, 2011	Net Realized and Unrealized Gains/(Losses)	Net Purchases and Sales	Net Transfer Into/(Out of) Level 3	Balance at December 31, 2011
Equity Securities	$6	$—	$—	$—	$6
Government Bonds	208	(3)	(199)	—	6
Inflation-Linked Bonds	65	6	180	—	251
Real Estate	81	(12)	(14)	—	55
Private Equity	307	37	(32)	—	312

Total	$667	$28	$(65)	$—	$630

Kodak expects to contribute approximately $1 million and $34 million in 2013 for U.S. and Non-U.S. defined benefit pension plans, respectively. These estimates exclude any payments to be determined through the Bankruptcy Proceedings for the U.S. non-qualified pension plans, as well as payments subject to negotiation for the KPP.

The following pension benefit payments, which reflect expected future service, are expected to be paid from the plans:

(in millions)	U.S.	Non-U.S.
2013 (1)	$928	$204
2014	359	200
2015	351	202
2016	341	195
2017	333	193
2018-2022	1,560	977

(1)	Assumes that the prohibited payment restriction currently in effect for the U.S. qualified pension plans will be lifted upon funding certification in 2013 and excludes any payments to be determined through the Bankruptcy Proceedings for the U.S. non-qualified pension plans.

NOTE 21: OTHER POSTRETIREMENT BENEFITS

The Company provided U.S. medical, dental, life insurance, and survivor income benefits to eligible retirees, long-term disability recipients and their spouses, dependents and survivors. Generally, to be eligible for these benefits, former employees leaving the Company , prior to January 1, 1996 were required to be 55 years of age with ten years of service or their age plus years of service must have equaled or exceeded 75. For those leaving the Company after December 31, 1995, former employees must be 55 years of age with ten years of service or have been eligible as of December 31, 1995. These benefits are paid from the general assets of the Company as they are incurred.

The Company’s subsidiary in Canada offers similar postretirement benefits.

On November 7, 2012, the Bankruptcy Court entered an order approving a settlement agreement between the Debtors and the Retiree Committee appointed by the U.S. Trustee. Refer to Note 1, “Bankruptcy Proceedings” for additional information on the settlement agreement reached with the Retiree Committee.

As a result of the settlement agreement, the plan’s obligations were re-measured as of November 1, 2012. The re-measurement resulted in a reduction of the accumulated postretirement benefit obligation (“APBO”) by approximately $1.2 billion. Approximately $739 million of the reduction in the APBO relates to benefits that have been eliminated. This settlement gain was reduced by the recognition of net actuarial losses from Accumulated other comprehensive loss, of approximately $510 million in the Consolidated Statement of Operations resulting in a net settlement gain of approximately $229 million. The net settlement gain was recorded as part of Reorganization items, net in the Consolidated Statement of Operations. While retiree medical and dental benefits have been significantly reduced, the Company expects to have some ongoing cost associated with the COBRA continuation coverage of medical benefits. The reduction in medical benefits is a negative plan amendment resulting in an APBO reduction of approximately $460 million that was recognized as a component of Accumulated other comprehensive loss and will be amortized in income over approximately 10 years.

The Company also eliminated all postretirement benefits for active employees. As a result, Kodak recorded a curtailment gain of approximately $9 million. The gain was recorded as part of Reorganization items, net in the Consolidated Statement of Operations.

The measurement date used to determine the net benefit obligation for Kodak’s other postretirement benefit plans is December 31.

Changes in Kodak’s benefit obligation and funded status for the U.S. and Canada other postretirement benefit plans were as follows:

(in millions)	2012	2011
Net benefit obligation at beginning of year	$1,294	$1,348
Service cost	1	1
Interest cost	44	65
Plan participants’ contributions	17	20
Plan amendments	(460)	—
Actuarial loss (gain)	117	(4)
Settlements	(738)	—
Benefit payments	(134)	(134)
Other	(6)	—
Currency adjustments	2	(2)

Net benefit obligation at end of year	$137	$1,294

Underfunded status at end of year	$(137)	$(1,294)

Amounts recognized in the Consolidated Statement of Financial Position for Kodak’s U.S. and Canada plans consisted of:

	As of December 31,
(in millions)	2012	2011
Other current liabilities	$(23)	$(122)
Pension and other postretirement liabilities	(114)	(1,172)

	$(137)	$(1,294)

Amounts recognized in Accumulated other comprehensive income (loss) for Kodak’s U.S. and Canada plans consisted of:

	As of December 31,
(in millions)	2012	2011
Prior service credit	$1,118	$751
Net actuarial loss	(73)	(492)

	$1,045	$259

Changes in benefit obligations recognized in Other comprehensive income (loss) for Kodak’s U.S. and Canada plans were as follows:

	As of December 31,
(in millions)	2012	2011
Newly established (loss) gain	$(117)	$4
Newly established prior service credit	460	—
Amortization of:
Prior service credit	(83)	(77)
Net actuarial loss	26	32
Prior service credit recognized due to curtailment	(9)	—
Net loss recognized in expense due to settlement	510	—

Total amount recognized in Other comprehensive loss	$787	$(41)

Other postretirement benefit cost from continuing operations for Kodak’s U.S. and Canada plans included:

	For the Year Ended December 31,
(in millions)	2012	2011	2010
Components of net postretirement benefit cost:
Service cost	$1	$1	$1
Interest cost	44	64	70
Amortization of:
Prior service credit	(83)	(77)	(76)
Actuarial loss	26	32	28

Other postretirment benefit cost (income) before curtailments and settlements	$(12)	$20	$23
Curtailment gains	(9)	—	—
Settlement gains	(228)	—	—

Net other postretirement benefit cost (income) from continuing operations	$(249)	$20	$23

The prior service credit and net actuarial loss estimated to be amortized from Accumulated other comprehensive loss into net periodic benefit cost over the next year is $113 million and $5 million, respectively.

The weighted-average assumptions used to determine the net benefit obligations were as follows:

	As of December 31,
	2012	2011
Discount rate	2.97%	4.25%
Salary increase rate	2.50%	3.41%

The weighted-average assumptions used to determine the net postretirement benefit cost were as follows:

	For the Year Ended December 31,
	2012	2011	2010
Discount rate	4.25%	5.03%	5.53%
Salary increase rate	3.09%	4.05%	3.90%

The weighted-average assumed healthcare cost trend rates used to compute the other postretirement amounts were as follows:

	2012	2011
Healthcare cost trend	7.08%	7.47%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2019	2017

A one-percentage point change in assumed healthcare cost trend rates would have the following effects:

(in millions)	1% increase	1% decrease
Effect on total service and interest cost	$—	$—
Effect on postretirement benefit obligation	8	(7)

Kodak expects to make $23 million of benefit payments for its unfunded other postretirement benefit plans in 2013.

The following other postretirement benefits, which reflect expected future service, are expected to be paid:

(in millions)
2013	$23
2014	14
2015	12
2016	11
2017	10
2018-2021	34

NOTE 22: ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of Accumulated other comprehensive loss, net of tax, were as follows:

	As of December 31,
(in millions)	2012	2011	2010
Unrealized holdings gains related to available-for-sale securities	$1	$1	$—
Realized and unrealized (losses) gains from hedging activity,net of tax	(2)	(7)	2
Currency translation adjustments	318	333	315
Pension and other postretirement benefit plan obligation changes, net of tax	(2,933)	(2,993)	(2,452)

Total	$(2,616)	$(2,666)	$(2,135)

See Note 20, “Retirement Plans,” and Note 21, “Other Postretirement Benefits,” regarding the pension and other postretirement plan obligation changes.

NOTE 23: STOCK OPTION AND COMPENSATION PLANS

Kodak recognized stock-based compensation expense in the amount of $7 million, $20 million and $21 million for the years ended December 31, 2012, 2011 and 2010, respectively. There were no proceeds from the issuance of common stock through stock option plans for the years ended December 31, 2012, 2011, or 2010.

Of the expense amounts noted above, compensation expense related to stock options during the years ended December 31, 2012, 2011 and 2010 was $2 million, $3 million and $4 million, respectively. Compensation expense related to unvested stock and performance awards during the years ended December 31, 2012, 2011 and 2010 was $5 million, $17 million and $17 million, respectively.

Kodak’s stock incentive plans consist of the 2005 Omnibus Long-Term Compensation Plan (the “2005 Plan”), and the 2000 Omnibus Long-Term Compensation Plan (the “2000 Plan”). The Plans are administered by the Restructuring and Executive Compensation Committee of the Board of Directors. Stock options are generally non-qualified and are at exercise prices not less than 100% of the per share fair market value on the date of grant. Stock-based compensation awards granted under Kodak’s stock incentive plans are generally subject to a three-year vesting period from the date of grant.

Under the 2005 Plan, 11 million shares of the Company’s common stock may be granted to employees between January 1, 2005 and December 31, 2014. This share reserve may be increased by: shares that are forfeited pursuant to awards made under the 2000 and 2005 Plans; shares retained for payment of tax withholding; shares delivered for payment or satisfaction of tax withholding; shares reacquired on the open market using cash proceeds from option exercises; and awards that otherwise do not result in the issuance of shares. The 2005 Plan is substantially similar to and is intended to replace the 2000 Plan, which expired on January 18, 2005. Options granted under the 2005 Plan generally expire seven years from the date of grant, but may be forfeited or canceled earlier if the optionee’s employment terminates prior to the end of the contractual term. The 2005 Plan provides for, but is not limited to, grants of unvested stock, performance awards, and Stock Appreciation Rights (“SARs”), either in tandem with options or freestanding. SARs allow optionees to receive payment equal to the increase in the market price of the Company’s stock from the grant date to the exercise date. As of December 31, 2012, 10,000 freestanding SARs were outstanding under the 2005 Plan at an option price of $7.50. Compensation expense recognized for the years ended December 31, 2012, 2011, and 2010 on those freestanding SARs was not material.

Under the 2000 Plan, 22 million shares of the Company’s common stock were eligible for grant to a variety of employees between January 1, 2000 and December 31, 2004. The 2000 Plan was substantially similar to, and was intended to replace, the 1995 Plan, which expired on December 31, 1999. The options generally expire ten years from the date of grant, but may expire sooner if the optionee’s employment terminates. The 2000 Plan provided for, but was not limited to, grants of unvested stock, performance awards, and SARs, either in tandem with options or freestanding. As of December 31, 2012, 4,450 freestanding SARs were outstanding under the 2000 Plan at option prices ranging from $23.25 to $27.55. Compensation expense recognized for the years ended December 31, 2012, 2011, and 2010 on those freestanding SARs was not material.

Further information relating to stock options is as follows:

(Amounts in thousands, except per share amounts)	Shares Under Option	Range of Price Per Share	Weighted-Average Exercise Price Per Share
Outstanding on December 31, 2009	23,520	$2.64 - $65.91	$28.55
Granted	300	$3.96 - $5.96	$4.17
Exercised	—	N/A	N/A
Terminated, Expired, Surrendered	5,790	$7.41 - $65.91	$37.68

Outstanding on December 31, 2010	18,030	$2.64 - $48.34	$25.22
Granted	2,179	$2.82 - $5.22	$3.41
Exercised	—	N/A	N/A
Terminated, Expired, Surrendered	6,599	$3.40 - $65.91	$31.07

Outstanding on December 31, 2011	13,610	$2.64 - $38.04	$18.89
Granted	—	N/A	N/A
Exercised	—	N/A	N/A
Terminated, Expired, Surrendered	5,670	$3.40 - $38.04	$27.97

Outstanding on December 31, 2012	7,940	$2.64 - $36.66	$12.40
Exercisable on December 31, 2010	16,036	$2.64 - $48.34	$27.64
Exercisable on December 31, 2011	10,568	$2.64 - $38.04	$23.25
Exercisable on December 31, 2012	6,456	$2.64 - $36.66	$14.38

The following table summarizes information about stock options as of December 31, 2012:

(Number of options in thousands)

			Options Outstanding			Options Exercisable
Range of Exercise				Weighted-Average
Prices				Remaining
At		Less		Contractual	Weighted-Average		Weighted-Average
Least		Than	Options	Life (Years)	Exercise Price	Options	Exercise Price
$2	-	$10	5,145	3.56	$5.34	3,661	$5.96
$10	-	$30	2,222	1.33	$23.97	2,222	$23.97
$30	-	$40	573	0.28	$31.00	573	$31.00

			7,940			6,456

At December 31, 2012, the weighted-average remaining contractual term of all options outstanding and exercisable was 2.70 years and 2.38 years respectively. There was no intrinsic value of options outstanding and exercisable due to the fact that the market price of the Company’s common stock as of December 31, 2012 was below the weighted-average exercise price of options. There were no option exercises during 2010, 2011 or 2012.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company’s stock, management’s estimate of implied volatility of the Company’s stock, and other factors. The expected term of options granted is derived from the vesting period of the award, as well as historical exercise behavior, and represents the period of time that options granted are expected to be outstanding. The risk-free rate is calculated using the U.S. Treasury yield curve, and is based on the expected term of the option. Kodak uses historical data to estimate forfeitures.

The Black-Scholes option pricing model was used with the following weighted-average assumptions for options issued in each year:

	For the Year Ended
	2011	2010
Weighted-average risk-free interest rate	2.48%	1.50%
Risk-free interest rates	2.2%—2.5%	1.5%—2.9%
Weighted-average expected option lives	6 years	6 years
Expected option lives	6 years	6 years
Weighted-average volatility	59%	57%
Expected volatilities	59%—60%	45%—58%
Weighted-average expected dividend yield	0.0%	0.0%
Expected dividend yields	0.0%	0.0%

No options were granted in 2012.

The weighted-average fair value per option granted in 2011 and 2010 was $1.92 and $2.16, respectively.

As of December 31, 2012, there was $1 million of total unrecognized compensation cost related to unvested options. The cost is expected to be recognized over a weighted-average period of 0.9 years.

NOTE 24: ACQUISITIONS

There were no significant acquisitions in 2012 and 2010.

In 2011, Kodak completed the acquisition of substantially all of the assets of the relief plates business of Tokyo Ohka Kogyo Co., Ltd. for a purchase price of approximately $27 million, net of cash acquired. A gain of $5 million from a bargain purchase was recognized within Other income (charges), net in the Consolidated Statement of Operations for the year ended December 31, 2011. This acquisition was immaterial to Kodak’s financial position as of December 31, 2011, and its results of operations and cash flows for the year ended December 31, 2011. The relief plates business is part of Kodak’s Graphics, Entertainment and Commercial Films segment.

NOTE 25: DISCONTINUED OPERATIONS

Discontinued operations of Kodak include the digital capture and devices business, Kodak Gallery, and other miscellaneous businesses.

The significant components of revenues and earnings (loss) from discontinued operations, net of income taxes are as follows:

	For the Year Ended December 31,
(in millions)	2012	2011	2010
Revenues from Digital Capture and Devices operations	$36	$659	$942
Revenues from Kodak Gallery operations	29	85	99
Revenues from other discontinued operations	6	130	132

Total revenues from discontinued operations	$71	$874	$1,173

Pre-tax loss from Digital Capture and Devices operations	$(78)	$(54)	$(131)
Pre-tax income (loss) from Kodak Gallery operations	4	(32)	(45)
Pre-tax (loss) income from other discontinued operations	(5)	26	38
(Benefit) provision for income taxes related to discontinued operations	(3)	(3)	14

Loss from discontinued operations, net of income taxes	$(76)	$(57)	$(152)

NOTE 26: SEGMENT INFORMATION

Current Segment Reporting Structure

Effective September 30, 2012, Kodak changed its segment reporting structure to three reportable segments: the Graphics, Entertainment and Commercial Films Segment, the Digital Printing and Enterprise Segment, and the Personalized and Document Imaging Segment. Prior period segment results have been revised to conform to the current period segment reporting structure. A description of the segments follows.

Graphics, Entertainment and Commercial Films: The Graphics, Entertainment and Commercial Films Segment encompasses Graphics and Entertainment Imaging & Commercial Films. Product and service offerings include; commercial print, direct mail, book publishing, newspapers and magazines, packaging, motion picture entertainment, printed electronics, and the aerial and industrial products.

Digital Printing and Enterprise: The Digital Printing and Enterprise Segment encompasses Digital Printing, including PROSPER equipment and STREAM technology, Packaging and Functional Printing, Enterprise Services & Solutions, and Consumer Inkjet Systems. On September 28, 2012, Kodak announced a plan, starting in 2013, to focus its Consumer Inkjet business solely on the sale of ink to its installed printer base.

Personalized and Document Imaging: The Personalized and Document Imaging Segment encompasses Kodak’s patent and trademark licensing activities, as well as Personalized Imaging and Document Imaging Products and Services. On February 1, 2013, Kodak sold its digital imaging patents.

Segment financial information is shown below.

	For the Year Ended December 31,
(in millions)	2012	2011	2010
Net sales from continuing operations:
Graphics, Entertainment and Commercial Films	$1,742	$2,251	$2,407
Digital Printing and Enterprise	940	1,098	950
Personalized and Document Imaging	1,432	1,799	2,636

Consolidated total	$4,114	$5,148	$5,993

Earnings (loss) from continuing operations before interest expense, other income (charges), net, reorganization items, net and income taxes:
Graphics, Entertainment and Commercial Films	$(33)	$13	$14
Digital Printing and Enterprise	(211)	(535)	(436)
Personalized and Document Imaging	(56)	75	833

Total	(300)	(447)	411
Restructuring costs and other	(245)	(130)	(77)
Corporate components of pension and OPEB (expense) income (1)	(122)	(28)	95
Other operating income (expenses), net	95	65	(619)
Legal contingencies, settlements and other	(1)	—	(8)
Loss on early extinguishment of debt	(7)	—	(102)
Interest expense	(158)	(155)	(148)
Other income (charges), net	21	(4)	23
Reorganization items, net	(843)	—	—

Consolidated loss from continuing operations before income taxes	$(1,560)	$(699)	$(425)

(1)	Composed of interest cost, expected return on plan assets, amortization of actuarial gains and losses, and special termination benefits, curtailments and settlement components of pension and other postretirement benefit expenses, except for settlements in connection with the chapter 11 bankruptcy proceedings that are recorded in Reorganization items, net in the Consolidated Statement of Operations.

	As of December 31,
(in millions)	2012	2011	2010
Segment total assets:
Graphics, Entertainment and Commercial Films	$1,175	$1,451	$1,635
Digital Printing and Enterprise	493	549	525
Personalized and Document Imaging	934	1,301	1,622

Total of reportable segments	2,602	3,301	3,782
Cash and marketable securities	1,139	867	1,628
Net deferred income tax assets	545	510	815
All other/corporate items	—	—	1

Consolidated total assets	$4,286	$4,678	$6,226

	For the Year Ended December 31,
(in millions)	2012	2011	2010
Intangible asset amortization expense from continuing operations:
Graphics, Entertainment and Commercial Films	$21	$34	$42
Digital Printing and Enterprise	5	6	10
Personalized and Document Imaging	1	1	8

Consolidated total	$27	$41	$60

Depreciation expense from continuing operations:
Graphics, Entertainment and Commercial Films	$99	$112	$155
Digital Printing and Enterprise	41	46	41
Personalized and Document Imaging	62	64	83

Sub-total	202	222	279
Restructuring-related depreciation	13	10	6

Consolidated total	$215	$232	$285

Capital additions from continuing operations:
Graphics, Entertainment and Commercial Films	$16	$43	$57
Digital Printing and Enterprise	24	51	37
Personalized and Document Imaging	29	34	55

Consolidated total	$69	$128	$149

Net sales to external customers attributed to (1):
The United States	$1,306	$1,554	$2,462

Europe, Middle East and Africa	$1,375	$1,802	$1,787
Asia Pacific	1,003	1,186	1,144
Canada and Latin America	430	606	600

Foreign countries total	$2,808	$3,594	$3,531

Consolidated total	$4,114	$5,148	$5,993

(1)	Sales are reported based on the geographic area of destination.

	As of December 31,
(in millions)	2012	2011	2010
Property, plant and equipment, net located in:
The United States	$425	$554	$664

Europe, Middle East and Africa	$125	$158	$189
Asia Pacific	104	143	144
Canada and Latin America	39	40	40

Foreign countries total	$268	$341	$373

Consolidated total	$693	$895	$1,037

NOTE 27: CONDENSED COMBINED DEBTOR-IN-POSSESSION FINANCIAL INFORMATION

The financial statements below represent the condensed combined financial statements of the Debtors. Effective January 1, 2012, the Non-Filing Entities are accounted for as non-consolidated subsidiaries in these financial statements and, as such, their net loss is included as “Equity in loss of non-filing entities, net of tax” in the Debtors’ Statement of Operations and their net assets are included as “Investment in non-filing entities” in the Debtors’ Statement of Financial Position.

Intercompany transactions among the Debtors have been eliminated in the financial statements contained herein. Intercompany transactions among the Debtors and the Non-Filing Entities have not been eliminated in the Debtors’ financial statements.

DEBTORS’ STATEMENT OF OPERATIONS

For the Year Ended
(in millions)	December 31, 2012
Net sales
Products	$1,558
Services	356
Licensing & royalties	(48)

Total net sales	$1,866

Cost of sales
Products	$1,627
Services	310

Total cost of sales	$1,937

Gross profit (loss)	$(71)
Selling, general and administrative expenses	417
Research and development costs	172
Restructuring costs and other	143
Other operating (income) expenses, net	(38)

Loss from continuing operations before interest expense, other income (charges), net, reorganization items, net and income taxes	(765)
Interest expense (contractual interest for the year ended December 31, 2012 of $193)	148
Loss on early extinguishment of debt, net	7
Other income (charges), net	34
Reorganization items, net	843

Loss from continuing operations before income taxes	(1,729)
Benefit for income taxes	(369)

Loss from continuing operations	(1,360)
Loss from discontinued operations, net of income taxes	(47)

NET LOSS ATTRIBUTABLE TO DEBTOR ENTITIES	(1,407)
Equity in earnings of non-filing entities, net of tax	28

NET LOSS ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$(1,379)

DEBTORS’ STATEMENT OF COMPREHENSIVE (LOSS) INCOME

For the Year Ended
(in millions)	December 31, 2012
NET LOSS ATTRIBUTABLE TO DEBTOR ENTITIES	$(1,407)
Other comprehensive income (loss), net of tax:
Realized and unrealized losses from hedging activity, net of tax of $2	(1)
Reclassification adjustment for hedging-related gains included in net earnings, net of tax of $1	5
Unrealized gain from investment, net of tax of $0 for the year ended December 31, 2012	—
Currency translation adjustments	1
Pension and other postretirement benefit plan obligation activity, net of tax of $255 for the year ended December 31, 2012	434

Total comprehensive loss, net of tax	$(968)

DEBTORS’ STATEMENT OF RETAINED EARNINGS

For the Year Ended
(in millions)	December 31, 2012
Retained earnings at beginning of period	$4,849
Net loss	(1,379)
Loss from issuance of treasury stock	(92)

Retained earnings at end of period	$3,378

DEBTORS’ STATEMENT OF FINANCIAL POSITION

As of
(in millions)	December 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$337
Receivables, net	201
Receivables and advances from non-filing entities, net	159
Inventories, net	285
Deferred income taxes	34
Other current assets	19

Total current assets	1,035
Property, plant and equipment, net of accumulated depreciation of $3,294	426
Goodwill	144
Investment in non-filing entities	1,964
Other long-term assets	17

TOTAL ASSETS	$3,586

LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities
Accounts payable, trade	$192
Short-term borrowings and current portion of long-term debt	659
Accrued income and other taxes	5
Other current liabilities	488

Total current liabilities	1,344
Long-term debt, net of current portion	740
Other long-term liabilities	293
Liabilities subject to compromise	2,909

Total Liabilities	5,286
Equity (Deficit)
Common stock, $2.50 par value	978
Additional paid in capital	1,105
Retained earnings	3,378
Accumulated other comprehensive loss	(1,415)

4,046
Less: Treasury stock, at cost	(5,746)

Total Eastman Kodak Company shareholders’ (deficit) equity	(1,700)
Noncontrolling interests	—

Total (deficit) equity	(1,700)

TOTAL LIABILITIES AND DEFICIT	$3,586

DEBTORS’ STATEMENT OF CASH FLOWS

For the Year Ended
(in millions)	December 31, 2012
Cash flows from operating activities:
Net loss attributable to debtor entities	$(1,407)
Adjustments to reconcile to net cash used in operating activities:
Loss from discontinued operations, net of income taxes	47
Depreciation and amortization	150
Gain on sales of businesses/assets	(1)
Loss on early extinguishment of debt	7
Non-cash restructuring costs, asset impairments and other charges	16
Non-cash reorganization items, net	717
Benefit for deferred income taxes	(18)
Increase in receivables	(118)
Decrease in inventories	12
Increase in liabilities excluding borrowings	120
Other items, net	101

Total adjustments	1,033

Net cash used in continuing operations	(374)

Net cash provided by discontinued operations	8

Net cash used in operating activities	(366)

Cash flows from investing activities:
Additions to properties	(27)
Proceeds from sales of businesses/assets	9
Marketable securities—sales	95
Marketable securities—purchases	(91)

Net cash used in continuing operations	(14)

Net cash provided by discontinued operations	24

Net cash provided by investing activities	10

Cash flows from financing activities:
Proceeds from DIP credit agreement	686
Repayment of borrowings	(136)
Reorganization items	(41)

Net cash provided by financing activities	509

Net increase in cash and cash equivalents	153
Cash and cash equivalents, beginning of period	184

Cash and cash equivalents, end of period	$337

The following table reflects pre-petition liabilities that are subject to compromise for the Debtors:

(in millions)	As of December 31, 2012
Accounts payable	$283
Debt	683
Pension obligations	785
Settlements	710
Payable and advances to non-filing entities	193
Other liabilities subject to compromise	255

Liabilities subject to compromise	$2,909

NOTE 28: QUARTERLY SALES AND EARNINGS DATA – UNAUDITED

(in millions, except per share data)	4th Qtr.		3rd Qtr.		2nd Qtr.		1st Qtr.
2012
Net sales from continuing operations	$1,120		$1,018		$1,048		$928
Gross profit from continuing operations	188		159		182		62
Loss from continuing operations	(400	)(4)	(307	)(3)	(290	)(2)	(306	)(1)
Loss from discontinued operations (9)	(2)		(4)		(9)		(61)
Net loss attributable to Eastman Kodak Company	(402)		(311)		(299)		(367)
Basic and diluted net loss per share attributable to Eastman Kodak Company common shareholders:
Continuing operations	$(1.47)		$(1.13)		$(1.07)		$(1.13)
Discontinued operations	(0.01)		(0.02)		(0.03)		(0.22)

Total	$(1.48)		$(1.15)		$(1.10)		$(1.35)
2011
Net sales from continuing operations	$1,471		$1,261		$1,266		$1,150
Gross profit from continuing operations	316		180		177		125
Loss from continuing operations	(118	)(8)	(213	)(7)	(159	)(6)	(217	)(5)
Loss from discontinued operations (9)	—		(8)		(20)		(29)
Net loss attributable to Eastman Kodak Company	(118)		(221)		(179)		(246)
Basic and diluted net loss per share attributable to Eastman Kodak Company common shareholders:
Continuing operations	$(0.44)		$(0.79)		$(0.59)		$(0.81)
Discontinued operations	—		(0.03)		(0.08)		(0.10)

Total	$(0.44)		$(0.82)		$(0.67)		$(0.91)

(footnotes on next page)

(1)	Includes pre-tax restructuring charges of $81 million ($1 million included in Cost of sales and $80 million included in Restructuring costs and other), which decreased net earnings from continuing operations by $78 million; corporate components of pension and OPEB costs of $30 million (included in Cost of sales, SG&A, and R&D), which decreased net earnings from continuing operations by $26 million; and $88 million of Reorganization items, net.
(2)	Includes pre-tax restructuring charges of $11 million ($2 million included in Cost of sales and $9 million included in Restructuring costs and other), which decreased net earnings from continuing operations by $10 million; corporate components of pension and OPEB costs of $35 million (included in Cost of sales, SG&A, and R&D), which decreased net earnings from continuing operations by $32 million; and $160 million of Reorganization items, net.
(3)	Includes pre-tax restructuring charges of $126 million ($9 million included in Cost of sales and $117 million included in Restructuring costs and other), which decreased net earnings from continuing operations by $119 million; corporate components of pension and OPEB costs of $35 million (included in Cost of sales, SG&A, and R&D), which decreased net earnings from continuing operations by $28 million; and $56 million of Reorganization items, net.
(4)	Includes pre-tax restructuring charges of $27 million ($5 million included in Cost of sales and $22 million included in Restructuring costs and other), which decreased net earnings from continuing operations by $30 million; corporate components of pension and OPEB costs of $23 million (included in Cost of sales, SG&A, and R&D), which decreased net earnings from continuing operations by $18 million; and $539 million, of Reorganization items, net.
(5)	Includes pre-tax restructuring charges of $33 million ($2 million included in Cost of sales and $31 million included in Restructuring costs and other), which decreased net earnings from continuing operations by $32 million; and corporate components of pension and OPEB costs of $8 million (included in Cost of sales, SG&A, and R&D), which decreased net earnings from continuing operations by $6 million.
(6)	Includes pre-tax restructuring charges of $35 million ($7 million included in Cost of sales and $28 million included in Restructuring costs and other), which decreased net earnings from continuing operations by $32 million; and corporate components of pension and OPEB costs of $4 million (included in Cost of sales, SG&A, and R&D), which decreased net earnings from continuing operations by $2 million.
(7)	Includes pre-tax restructuring charges of $18 million ($1 million included in Cost of sales and $17 million included in Restructuring costs and other), which decreased net earnings from continuing operations by $18 million; corporate components of pension and OPEB costs of $13 million (included in Cost of sales, SG&A, and R&D), which decreased net earnings from continuing operations by $9 million; and a pre-tax impairment charge of $8 million (included in Other operating expenses (income), net), which decreased net earnings from continuing operations by $8 million.
(8)	Includes pre-tax restructuring charges of $44 million ($2 million included in Cost of sales and $42 million included in Restructuring costs and other), which decreased net earnings from continuing operations by $42 million; corporate components of pension and OPEB costs of $4 million (included in Cost of sales, SG&A, and R&D), which decreased net earnings from continuing operations by $1 million.
(9)	Refer to Note 25, “Discontinued Operations,” in the Notes to Financial Statements for a discussion regarding loss from discontinued operations.

Corporate components of pension and OPEB include interest cost, expected return on plan assets, amortization of actuarial gains and losses, and special termination benefits, curtailments and settlement components of pension and other postretirement benefit expenses, except for settlements in connection with the chapter 11 bankruptcy proceedings that are recorded in Reorganization items, net in the Consolidated Statement of Operations.

Changes in Estimates Recorded During the Fourth Quarter Ended December 31, 2012

During the fourth quarter ended December 31, 2012, Kodak recorded an increase of expense of approximately $35 million, net of tax, related to changes in estimates with respect to certain of its employee benefit and compensation accruals. These changes in estimates negatively impacted results for the quarter by $.13 per share.

EASTMAN KODAK COMPANY

(DEBTOR-IN-POSSESSION)

SUMMARY OF OPERATING DATA – UNAUDITED*

(in millions, except per share data, shareholders, and employees)

	2012		2011		2010		2009		2008
Net sales from continuing operations (7)	$4,114		$5,148		$5,993		$6,248		$7,535
Loss from continuing operations before interest expense, other income (charges), net, reorganization items, net, and income taxes	(573)		(540)		(198)		86		(686)
(Loss) earnings from:
Continuing operations	(1,303	)(1)	(707	)(2)	(535	)(3)	(116	)(4)	(574	)(5)
Discontinued operations	(76	)(6)	(57	)(6)	(152	)(6)	(99)		132
Extraordinary item, net of tax	—		—		—		6		—
Net Loss	(1,379)		(764)		(687)		(209)		(442)
Less: Net earnings attributable to noncontrolling interests	—		—		—		(1)		—
Net Loss Attributable to Eastman Kodak Company	(1,379)		(764)		(687)		(210)		(442)
Earnings and Dividends
(Loss) earnings from continuing operations
—% of net sales from continuing operations	-31.7%		-13.7%		-8.9%		-1.9%		-7.6%
Net (loss) earnings
—% return on average equity	-45.8%		-44.6%		-124.0%		-41.2%		-21.7%
Basic and diluted (loss) earnings per share attributable to Eastman Kodak Company common shareholders:
Continuing operations	(4.79)		(2.63)		(1.99)		(0.43)		(2.04)
Discontinued operations	(0.28)		(0.21)		(0.57)		(0.37)		0.47
Extraordinary item, net of tax	—		—		—		0.02		—
Total	(5.07)		(2.84)		(2.56)		(0.78)		(1.57)
Cash dividends declared and paid
—on common shares	—		—		—		—		139
—per comon share	—		—		—		—		0.50
Weighted average common shares outstanding at year end	271.8		269.1		268.5		268.0		281.8
Shareholders at year end	48,656		49,760		51,802		54,078		56,115
Statement of Financial Position Data
Working capital	474		577		966		1,407		1,566
Property, plant and equipment, net	693		895		1,037		1,254		1,551
Total assets	4,286		4,678		6,226		7,682		9,179
Short-term borrowings and current portion of long-term debt	699		152		50		62		51
Long-term debt, net of current portion	740		1,363		1,195		1,129		1,252

	2012		2011		2010		2009		2008
Supplemental Information
Net sales from continuing operations
Graphics, Entertainment and Commercial Films	$1,742		$2,251		$2,407		$2,782		$3,508
Digital Printing and Enterprise	940		1,098		950		854		886
Personalized and Document Imaging	1,432		1,799		2,636		2,607		3,134
All Other	—		—		—		5		7
Research and development costs	207		235		249		280		383
Depreciation	218		253		318		354		420
Taxes (excludes payroll, sales and excise taxes)	(229)		38		142		145		(121)
Wages, salaries and employee benefits	1,465		1,578		1,572		1,732		2,141
Employees as of year end
—in the U.S.	5,980		8,350		9,600		10,630		12,800
—worldwide	13,100		17,100		18,800		20,250		24,400

(footnotes on next page)

EASTMAN KODAK COMPANY

(DEBTOR-IN-POSSESSION)

SUMMARY OF OPERATING DATA

(footnotes for previous page)

*	Historical results are not indicative of future results.
(1)	Includes impairment charges of $2 million; pre-tax restructuring charges of $245 million; $843 million in pre-tax reorganization items, net; $62 million of income related to gains on assets sales; $35 million associated with the termination of a supply agreement; corporate components of pension and OPEB costs of $122 million; $4 million of income related to reversals of value-added tax reserves; and a net benefit of $320 million related to discrete tax items. These items increased net loss from continuing operations by $912 million.
(2)	Includes pre-tax goodwill and other impairment charges of $13 million; pre-tax restructuring charges of $130 million; $78 million of income related to gains and assets sales; corporate components of pension and OPEB costs of $28 million; $3 million of income related to reversals of value-added tax reserves; and a net benefit of $38 million related to discrete tax items. These items increased net loss from continuing operations by $31 million.
(3)	Includes a pre-tax goodwill impairment charge of $626 million; pre-tax restructuring charges of $77 million; a $102 million loss on early extinguishment of debt; $8 million of income related to gains on assets sales; $19 million of income related to legal contingencies and settlements; $6 million of charges related to foreign contingencies; and a net benefit of $109 million related to discrete tax items. These items increased net loss from continuing operations by $698 million.
(4)	Includes pre-tax restructuring and rationalization charges of $245 million; a $5 million charge related to a legal settlement; $100 million of income related to gains on asset sales; $7 million of income related to the reversal of negative goodwill; $10 million of income related to reversals of value-added tax reserves; and a $6 million asset impairment charge. These items increased net loss from continuing operations by $131 million.
(5)	Includes a pre-tax goodwill impairment charge of $785 million; pre-tax restructuring and rationalization charges of $149 million, net of reversals; $22 million of income related to gains on sales of assets and businesses; $3 million of charges related to asset impairments; $41 million of charges for legal contingencies and settlements; $10 million of charges for support of an educational institution; $94 million of income related to postemployment benefit plans; $3 million of income for a foreign export contingency; $270 million of income related to an IRS refund; and charges of $27 million related to discrete tax items. These items increased net loss from continuing operations by $611 million.
(6)	Refer to Note 25, “Discontinued Operations” in the Notes to Financial Statements for a discussion regarding the earnings from discontinued operations.
(7)	Includes revenues from non-recurring intellectual property licensing agreements of $(61) million in 2012, $82 million in 2011, $838 million in 2010, $435 million in 2009, and $227 million in 2008.

Corporate components of pension and OPEB include cost, expected return on plan assets, amortization of actuarial gains and losses, and special termination benefits, curtailments and settlement components of pension and other postretirement benefit expenses, except for settlement in connection with the chapter 11 bankruptcy proceedings that are recorded in Reorganization items, net in the Consolidated Statement of Operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Kodak maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in Kodak’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including Kodak’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Kodak’s management, with participation of Kodak’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Kodak’s disclosure controls and procedures as of the end of the fiscal year covered by this Annual Report on Form 10-K. Kodak’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, Kodak’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management’s Report on Internal Control Over Financial Reporting

The management of Kodak is responsible for establishing and maintaining adequate internal control over financial reporting. Kodak’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Kodak’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Kodak; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of Kodak are being made only in accordance with authorizations of management and directors of Kodak; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Kodak’s assets that could have a material effect on the financial statements.

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

Management assessed the effectiveness of Kodak’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework.” Based on management’s assessment using the COSO criteria, management has concluded that Kodak’s internal control over financial reporting was effective as of December 31, 2012. The effectiveness of Kodak’s internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, Kodak’s independent registered public accounting firm, as stated in their report which appears on page 50 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

In connection with the evaluation of disclosure controls and procedures described above, there was no change identified in Kodak’s internal control over financial reporting that occurred during Kodak’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, Kodak’s internal control over financial reporting.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

“Stock Options and SARs Outstanding under Shareholder Approved Plans” is shown below.

STOCK OPTIONS AND SARS OUTSTANDING UNDER SHAREHOLDER APPROVED PLANS

As required by Item 201(d) of Regulation S-K, the Company’s total options outstanding of 7,954,506, including total SARs outstanding of 14,450, have been granted under equity compensation plans that have been approved by security holders and that have not been approved by security holders as follows:

	Number of Securities to be issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	7,954,506	$12.40	20,450,506

(1)	The Company’s equity compensation plans approved by security holders include the 2005 Omnibus Long-Term Compensation Plan and the 2000 Omnibus Long-Term Compensation Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be provided to this Form 10-K when finalized.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 will be provided to this Form 10-K when finalized.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

		Page
(a)	1. Consolidated financial statements:
	Report of independent registered public accounting firm	50
	Consolidated statement of operations	51
	Consolidated statement of comprehensive (loss) income	52
	Consolidated statement of financial position	53
	Consolidated statement of equity (deficit)	54-56
	Consolidated statement of cash flows	57-58
	Notes to financial statements	59-121
	2. Financial statement schedule:
	II—Valuation and qualifying accounts	126
	All other schedules have been omitted because they are not applicable or the information required is shown in the financial statements or notes thereto.
	3. Additional data required to be furnished:
	Exhibits required as part of this report are listed in the index appearing on pages 127 through 133.

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

Signature		Title
By:	/s/ Antonio M. Perez	Chief Executive Officer and Director
	Antonio M. Perez	(Principal Executive Officer)

By:	/s/ Rebecca A. Roof	Interim Chief Financial Officer
Rebecca A. Roof

By:	/s/ Eric Samuels	Chief Accounting Officer and Corporate Controller
	Eric Samuels	(Principal Accounting Officer)

By:	/s/ Richard S. Braddock	Director
Richard S. Braddock

By:	/s/ Timothy M. Donahue	Director
Timothy M. Donahue

By:	/s/ Michael J. Hawley	Director
Michael J. Hawley

By:	/s/ William H. Hernandez	Director
William H. Hernandez

By:	/s/ Douglas R. Lebda	Director
Douglas R. Lebda

By:	/s/ Kyle Prechtl Legg	Director
Kyle Prechtl Legg

By:	/s/ Delano E. Lewis	Director
Delano E. Lewis

By:	/s/ William G. Parrett	Director
William G. Parrett

By:	/s/ Joel Seligman	Director
Joel Seligman

By:	/s/ Dennis F. Strigl	Director
Dennis F. Strigl

Date: March 11, 2013

Schedule II

Eastman Kodak Company

Valuation and Qualifying Accounts

	Balance at	Charges to	Amounts	Balance at
	Beginning	Earnings	Written	End of
(in millions)	Of Period	and Equity	Off	Period
Year ended December 31, 2012
Deducted in the Statement of Financial Position:
From Current Receivables:
Reserve for doubtful accounts	$39	$28	$17	$50
Reserve for loss on returns and allowances	12	12	18	6

Total	$51	$40	$35	$56

From Deferred Tax Assets:
Valuation allowance	$2,560	$807	$529	$2,838

Year ended December 31, 2011
Deducted in the Statement of Financial Position:
From Current Receivables:
Reserve for doubtful accounts	$63	$10	$34	$39
Reserve for loss on returns and allowances	14	22	24	12

Total	$77	$32	$58	$51

From Deferred Tax Assets:
Valuation allowance	$2,335	$505	$280	$2,560

Year ended December 31, 2010
Deducted in the Statement of Financial Position:
From Current Receivables:
Reserve for doubtful accounts	$79	$19	$35	$63
Reserve for loss on returns and allowances	19	24	29	14

Total	$98	$43	$64	$77

From Deferred Tax Assets:
Valuation allowance	$2,092	$460	$217	$2,335

Eastman Kodak Company

Index to Exhibits

Exhibit Number

(3.1)	Certification of Incorporation, as amended and restated May 11, 2005

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

Amendment No. 3 to the Debtor-In-Possession Credit Agreement, dated as of April 26, 2012

(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, Exhibit 4.13.)

Amendment No. 4 n/a

Amendment No. 5 to Debtor-in-Possession Credit Agreement, dated as of February 6, 2013, among Eastman Kodak Company (the “Company”) and Kodak Canada Inc. as Borrowers, certain subsidiaries of the Company as Guarantors, certain lenders and Citicorp North America, Inc. as Agent and Co-Collateral Agent and Wells Fargo Capital Finance, LLC as Co-Collateral Agent.

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

(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, Exhibit 10.)

Form of Award Notice for Annual Director Stock Option Grant under the 2005 Omnibus Long-Term Compensation Plan.

(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, Exhibit 10.)

Form of Award Notice for Annual Director Restricted Stock Grant under the 2005 Omnibus Long-Term Compensation Plan.

(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, Exhibit 10.)

Form of Administrative Guide for Leadership Stock Program under the 2005 Omnibus Long-Term Compensation Plan.

(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, Exhibit 10.)

(10.6)	Administrative Guide for the 2010 Performance Stock Unit Program under Article 7 (Performance Awards) of the 2005 Omnibus Long-Term Compensation Plan, Granted to Antonio M. Perez.

(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010, Exhibit 10.6.)

(10.7)	Administrative Guide for the 2011—2012 Performance Cycle of the Leadership Stock Program under Article 7 (Performance Awards) of the 2005 Omnibus Long-Term Compensation Plan.

(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, Exhibit 10.6.)

(10.8)	Administrative Guide for September 16, 2008 Restricted Stock Unit Grant under the 2005 Omnibus Long-term Compensation Plan.

(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2008, Exhibit 10.9.)

(10.9)	Form of Administrative Guide for Restricted Stock Unit Grant under the 2005 Omnibus Long-term Compensation Plan.

(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2008, Exhibit 10.10.)

(10.10)	Eastman Kodak Company 1995 Omnibus Long-Term Compensation Plan, as amended, effective as of November 12, 2001.

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

(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, Exhibit 10 CC.)

Amendment, dated February 27, 2007, to Antonio M. Perez Letter Agreement dated March 3, 2003.

(Incorporated by reference to the Eastman Kodak Company Current Report on Form 8-K, filed on March 1, 2007, Exhibit 99.1).

Second Amendment, dated December 9, 2008, to Antonio M. Perez Letter Agreement dated March 3, 2003.

(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2008, Exhibit 10.24.)

Amendment, dated September 28, 2009, to Antonio M. Perez Letter Agreement dated March 3, 2003.

(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009.)

(10.22)	Antoinette P. McCorvey Waiver Letter Re: Eastman Kodak Company Executive Protection Plan dated October 11, 2010.

(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2010, Exhibit 10.)

(10.23)	Asset Purchase Agreement between Eastman Kodak Company and Onex Healthcare Holdings, Inc., dated as of January 9, 2007.

Amendment No. 1 To the Asset Purchase Agreement.

(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, Exhibit 10 CC.)

(10.24)	Administrative Guide For September 28, 2009 Restricted Stock Unit (RSU) Grant under the 2005 Omnibus Long-Term Compensation Plan (For Executives).

(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009.)

(10.25)	Administrative Guide For September 28, 2009 Restricted Stock Unit (RSU) Grant under the 2005 Omnibus Long-Term Compensation Plan (For Executive Council and Operations Council Members).

(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009.)

(10.26)	Administrative Guide For September 28, 2009 Restricted Stock Unit (RSU) Grant under the 2005 Omnibus Long-Term Compensation Plan (Hold Until Retirement Provision).

(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009.)

(10.27)	Administrative Guide for the 2011 Performance Stock Unit Program under Article 7 (Performance Awards) of the 2005 Omnibus Long-Term Compensation Plan, Granted to Antonio M. Perez.

(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011.)

(10.28)	Laura G. Quatela Waiver Letter Re: Eastman Kodak Company Executive Protection Plan dated November 8, 2010.

(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2010, Exhibit 10.)

(10.29)	Laura G. Quatela Agreement, dated October 31, 2011.

(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2011, Exhibit 10.41.)

(10.30)	Patent Sale Agreement between Eastman Kodak Company and Intellectual Ventures Fund 83 LLC, dated as of December 18, 2012.

(12)	Statement regarding Computation of Ratio of Earnings to Fixed Charges—filed herewith.

(21)	Subsidiaries of Eastman Kodak Company

(23)	Consent of Independent Registered Public Accounting Firm

(31.1)	Certification – filed herewith.

(31.2)	Certification – filed herewith.

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

(101.CAL*)	XBRL Taxonomy Extension Calculation Linkbase

(101.INS*)	XBRL Instance Document

(101.LAB*)	XBRL Taxonomy Extension Label Linkbase

(101.PRE*)	XBRL Taxonomy Extension Presentation Linkbase

(101.SCH*)	XBRL Taxonomy Extension Schema Linkbase

(101.DEF*)	XBRL Taxonomy Extension Definition Linkbase

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement of prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.