Form 10-Q
period 2013-03-31
EASTMAN KODAK CO
filed 2013-04-29
CIK 31235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]  Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013
or
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

Large accelerated filer    [  ]      Accelerated filer    [X]      Non-accelerated filer    [  ]       Smaller reporting company   [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes    [   ]            No    [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each Class	Number of Shares Outstanding at April 22, 2013
Common Stock, $2.50 par value	272,767,562

                                            Eastman Kodak Company
Form 10-Q
March 31, 2013

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

EASTMAN KODAK COMPANY
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

(in millions, except per share data)

	Three Months Ended
	March 31,
	2013	2012

Net sales
Products	$645	$805
Services	170	181
Licensing & royalties (Note 9)	34	(58)
Total net sales	$849	$928
Cost of sales
Products	$539	$721
Services	125	147
Total cost of sales	$664	$868
Gross profit	$185	$60
Selling, general and administrative expenses	160	209
Research and development costs	35	60
Restructuring costs and other	12	80
Other operating (income) expenses, net	(494)	(2)
Earnings (loss) from continuing operations before interest expense, other income (charges), net, reorganization items, net and income taxes	472	(287)
Interest expense (contractual interest for the three months ended March 31, 2013 and 2012 of $42 and $46, respectively)	30	36
Loss on early extinguishment of debt	6	7
Other income (charges), net	(14)	3
Reorganization items, net	120	88
Earnings (loss) from continuing operations before income taxes	302	(415)
Provision (benefit) for income taxes	7	(105)
Earnings (loss) from continuing operations	295	(310)
Loss from discontinued operations, net of income taxes	(12)	(56)
NET EARNINGS (LOSS) ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$283	$(366)
Basic and diluted net earnings (loss) per share attributable to Eastman Kodak Company common shareholders:
Continuing operations	$1.08	$(1.14)
Discontinued operations	(0.04)	(0.21)
Total	$1.04	$(1.35)

Number of common shares used in basic and diluted net earnings (loss) per share	272.5	271.1

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(in millions)	Three Months Ended
	March 31,
	2013	2012

NET EARNINGS (LOSS) ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$283	$(366)
Other comprehensive income (loss), net of tax:
Realized and unrealized gains from hedging activity, net of tax of $0 and $1 for the three months ended March 31, 2013 and 2012, respectively	-	2
Unrealized gain from investment, net of tax of $0 for the three months ended March 31, 2013 and March 31, 2012	-	1
Currency translation adjustments	31	(15)
Pension and other postretirement benefit plan obligation activity, net of tax of $7 and $15 for the three months ended March 31, 2013 and 2012, respectively	41	28
Total comprehensive income (loss), net of tax	$355	$(350)

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENT OF RETAINED EARNINGS (Unaudited)

(in millions)

	Three Months Ended
	March 31,
	2013	2012

Retained earnings at beginning of period	$2,600	$4,071
Net earnings (loss)	283	(366)
Loss from issuance of treasury stock	(31)	(60)
Retained earnings at end of period	$2,852	$3,645

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENT OF FINANCIAL POSITION (Unaudited)

	As of	As of
(in millions)	March 31,	December 31,
	2013	2012
ASSETS
Current Assets
Cash and cash equivalents	$1,174	$1,135
Receivables, net	701	790
Inventories, net	567	543
Other current assets	111	110
Total current assets	2,553	2,578
Property, plant and equipment, net of accumulated depreciation of $4,289 and $4,412, respectively	631	693
Goodwill	196	278
Deferred income taxes	468	470
Other long-term assets	248	267
TOTAL ASSETS	$4,096	$4,286
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities
Accounts payable, trade	$404	$432
Short-term borrowings and current portion of long-term debt	862	699
Other current liabilities	759	973
Total current liabilities	2,025	2,104
Long-term debt, net of current portion	370	740
Pension and other postretirement liabilities	1,913	2,031
Other long-term liabilities	363	372
Liabilities subject to compromise	2,746	2,716
Total Liabilities	7,417	7,963

Commitments and Contingencies (Note 10)

Equity (Deficit)
Common stock, $2.50 par value	978	978
Additional paid in capital	1,104	1,105
Retained earnings	2,852	2,600
Accumulated other comprehensive loss	(2,544)	(2,616)
	2,390	2,067
Less: Treasury stock, at cost	(5,713)	(5,746)
Total Eastman Kodak Company shareholders’ deficit	(3,323)	(3,679)
Noncontrolling interests	2	2
Total deficit	(3,321)	(3,677)
TOTAL LIABILITIES AND DEFICIT	$4,096	$4,286

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
(in millions)	2013	2012

Cash flows from operating activities:
Net earnings (loss)	$283	$(366)
Adjustments to reconcile to net cash used in operating activities:
Loss from discontinued operations, net of income taxes	12	56
Depreciation and amortization	50	65
Gain on sales of businesses/assets	(569)	-
Loss on early extinguishment of debt	6	7
Non-cash restructuring costs, asset impairments and other charges	80	-
Non-cash reorganization items, net	62	39
Provision for deferred income taxes	18	15
Decrease in receivables	86	40
Increase in inventories	(25)	(71)
(Decrease) increase in liabilities excluding borrowings	(363)	188
Other items, net	86	(71)
Total adjustments	(557)	268
Net cash used in continuing operations	(274)	(98)
Net cash provided by discontinued operations	1	30
Net cash used in operating activities	(273)	(68)
Cash flows from investing activities:
Additions to properties	(6)	(10)
Proceeds from sales of businesses/assets	534	-
Marketable securities - sales	15	28
Marketable securities - purchases	(17)	(28)
Net cash provided by (used in) investing activities	526	(10)
Cash flows from financing activities:
Proceeds from DIP credit agreements	450	686
Repayment of term loans under Original Senior DIP Credit Agreement	(664)	(119)
Reorganization items	-	(33)
Proceeds from sale and leaseback transaction	-	41
Net cash (used in) provided by financing activities	(214)	575
Effect of exchange rate changes on cash	-	3
Net increase in cash and cash equivalents	39	500
Cash and cash equivalents, beginning of period	1,135	861
Cash and cash equivalents, end of period	$1,174	$1,361

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
(DEBTOR-IN-POSSESSION)
NOTES TO FINANCIAL STATEMENTS (Unaudited)

NOTE 1:  BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

BASIS OF PRESENTATION

The consolidated interim financial statements are unaudited, and certain information and footnote disclosures related thereto normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been omitted in accordance with Rule 10-01 of Regulation S-X.  In the opinion of management, the accompanying unaudited consolidated financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements and reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results of operations, financial position and cash flows of Eastman Kodak Company (“EKC” or the “Company”) and all companies directly or indirectly controlled, either through majority ownership or otherwise, (collectively, “Kodak”).  The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year.  These consolidated financial statements should be read in conjunction with Kodak’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Kodak incurred a net loss for the years ended 2012 and 2011, and had a shareholders’ deficit as of March 31, 2013 and December 31, 2012.  To improve Kodak’s performance and address competitive challenges, Kodak is developing a strategic plan for the ongoing operation of the business.  Successful implementation of Kodak’s plan, however, is subject to numerous risks and uncertainties.  In addition, the competitive industry conditions under which Kodak operates have negatively impacted its financial position, results of operations and cash flows and may continue to do so in the future. These factors raise substantial doubt about Kodak’s ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared assuming that Kodak will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business.  Kodak’s ability to continue as a going concern is contingent upon its ability to comply with the financial and other covenants contained in its debtor-in-possession credit agreements, the Bankruptcy Court’s approval of Kodak’s plan of reorganization and Kodak’s ability to successfully implement the plan and obtain exit financing, and maintain sufficient liquidity, among other factors.  As a result of the Bankruptcy Filing, the realization of assets and the satisfaction of liabilities are subject to uncertainty.  While operating as debtors-in-possession under chapter 11, Kodak may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business (and subject to restrictions contained in the debtor-in-possession credit agreements), for amounts other than those reflected in the accompanying consolidated financial statements. Further, the plan of reorganization could materially change the amounts and classifications of assets and liabilities reported in the consolidated financial statements.  The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should Kodak be unable to continue as a going concern or as a consequence of the Bankruptcy Filing.  Refer to Note 2, “Bankruptcy Proceedings” for additional information.

Certain amounts for prior periods have been reclassified to conform to the current period classification due to the presentation of discontinued operations.  Refer to Note 18, “Segment Information” and Note 20, “Discontinued Operations” for additional information.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

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

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.”  ASU No. 2013-02 requires presentation of reclassification adjustments from each component of accumulated other comprehensive income either in a single note or parenthetically on the face of the financial statements, for those amounts required to be reclassified into Net income in their entirety in the same reporting period.  For amounts that are not required to be reclassified in their entirety in the same reporting period, cross-reference to other disclosures is required.  The changes to the ASC as a result of this update are effective prospectively for interim and annual periods beginning after December 15, 2012 (January 1, 2013 for Kodak). The adoption of this guidance required changes in presentation only and did not have an impact on Kodak’s Consolidated Financial Statements.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 2013, the FASB issued ASU No. 2013-05, “Foreign Currency Matters (Topic 830) - Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” ASU No. 2013-05 specifies that a cumulative translation adjustment (CTA) should be released into earnings when an entity ceases to have a controlling financial interest in a subsidiary or group of assets within a consolidated foreign entity and the sale or transfer results in the complete or substantially complete liquidation of the foreign entity. For sales of an equity method investment that is a foreign entity, a pro rata portion of CTA attributable to the investment would be recognized in earnings upon sale of the investment. When an entity sells either a part or all of its investment in a consolidated foreign entity, CTA would be recognized in earnings only if the sale results in the parent no longer having a controlling financial interest in the foreign entity.  The changes in the ASC are effective prospectively for annual and interim periods beginning after December 15, 2013 (January 1, 2014 for Kodak) and Kodak is currently evaluating the potential impact, if any, of the adoption on Kodak’s Consolidated Financial Statements.

In February 2013, the FASB issued ASU No. 2013-04, “Liabilities (Topic 405) "Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date".  ASU No 2013-4 requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the following:  the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this ASU also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this Update are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013 (January 1, 2014 for Kodak) and Kodak is currently evaluating the potential impact, if any, of the adoption on Kodak’s Consolidated Financial Statements.

NOTE 2:  BANKRUPTCY PROCEEDINGS

The Bankruptcy Filing is intended to permit Kodak to reorganize and increase liquidity in the U.S. and abroad, monetize non-strategic intellectual property and businesses, fairly resolve legacy liabilities, and focus on the most valuable business lines to enable sustainable profitability.  The Debtors’ goal is to develop and implement a plan of reorganization that meets the standards for confirmation under the Bankruptcy Code.  Confirmation of a plan of reorganization could materially alter the classifications and amounts reported in Kodak’s consolidated financial statements, which do not give effect to any adjustments to the carrying values of assets or amounts of liabilities that might be necessary as a consequence of a confirmation of a plan of reorganization or other arrangement or the effect of any operational changes that may be implemented.

OPERATION AND IMPLICATION OF THE BANKRUPTCY FILING

Under Section 362 of the Bankruptcy Code, the filing of voluntary bankruptcy petitions by the Debtors automatically stayed most actions against the Debtors, including most actions to collect indebtedness incurred prior to the Petition Date or to exercise control over Kodak’s property.  Accordingly, although the Bankruptcy Filing triggered defaults for certain of the Debtors’ debt obligations, creditors are stayed from taking any actions as a result of such defaults.  Absent an order of the Bankruptcy Court, substantially all of the Debtors’ pre-petition liabilities are subject to compromise under a plan of reorganization.  As a result of the Bankruptcy Filing the realization of assets and the satisfaction of liabilities are subject to uncertainty.  The Debtors, operating as debtors-in-possession under the Bankruptcy Code, may, subject to approval of the Bankruptcy Court, sell or otherwise dispose of assets and liquidate or compromise liabilities for amounts other than those reflected in the consolidated financial statements.  Further, a confirmed plan of reorganization or other arrangement may materially change the amounts and classifications in the Company’s consolidated financial statements.

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

The U.S. Trustee for the Southern District of New York (the “U.S. Trustee”) has appointed an official committee of unsecured creditors (the “UCC”) as well as an official committee of retired employees (“Retiree Committee”).  The UCC, the Retiree Committee and their legal representatives have a right to be heard on all matters affecting the Debtors that come before the Bankruptcy Court.  There can be no assurance that the UCC will support the Debtors’ positions on matters to be presented to the Bankruptcy Court in the future or on any plan of reorganization, once proposed.

PLAN OF REORGANIZATION

In order for the Debtors to emerge successfully from chapter 11, the Debtors must obtain the Bankruptcy Court’s approval of a plan of reorganization, which will enable the Debtors to emerge from chapter 11 as a reorganized entity operating in the ordinary course of business outside of bankruptcy.  In connection with a plan of reorganization, the Company will also require a new ABL Revolving Credit Facility or other financing to supplement the current exit financing arrangement included as part of the Junior DIP Credit Agreement completed on March 22, 2013.  The Company’s ability to obtain such approval and exit financing will depend on, among other things, the timing and outcome of various ongoing matters related to the Bankruptcy Filing.  A plan of reorganization determines the rights and satisfaction of claims of various creditors and security holders, and is subject to the ultimate outcome of negotiations, events and Bankruptcy Court decisions.

On April 18, 2013, the Bankruptcy Court entered an order extending the period of time that the Debtors have the exclusive right to file a plan of reorganization and disclosure statement with the Bankruptcy Court through and including May 31, 2013.  The extension concerns only the length of time in which the Debtors have the sole right to file a plan of reorganization, not the duration of the case.

The debtor-in-possession credit agreements stipulate that a draft of an acceptable plan of reorganization and disclosure statement be filed with the Bankruptcy Court on or prior to April 30, 2013.

Under section 1125 of the Bankruptcy Code, the disclosure statement must be approved by the Bankruptcy Court before the Debtors may solicit acceptance of the proposed plan of reorganization.  To be approved by the Bankruptcy Court, the disclosure statement must contain “adequate information” that would enable a hypothetical holder to make an informed judgment about the plan.  Once the disclosure statement is approved, the Debtors may send the proposed plan of reorganization, the disclosure statement and ballots to all creditors entitled to vote.

Kodak presently expects that any proposed plan of reorganization will provide, among other things, settlement of the obligations under the debtor-in-possession credit agreements, mechanisms for settlement of claims against the Debtors’ estates, treatment of the Company’s existing equity and debt holders, and certain corporate governance and administrative matters pertaining to the reorganized Company.  Any proposed plan of reorganization will be subject to revision prior to submission to the Bankruptcy Court based upon discussions with the Debtors’ creditors and other interested parties, and thereafter in response to creditor claims and objections and the requirements of the Bankruptcy Code or the Bankruptcy Court.  There can be no assurance that the Debtors will be able to secure approval for the Debtors’ proposed plan of reorganization from creditors or confirmation from the Bankruptcy Court.  In the event the Debtors do not secure approval or confirmation of the plan of reorganization, any outstanding debtor-in-possession credit agreement principal and interest could become immediately due and payable.

DEBTOR-IN-POSSESSION CREDIT FACILITIES

Senior Debtor-in-Possession Credit Facility

In connection with the Bankruptcy Filing, on January 20, 2012, the Company and Kodak Canada Inc. (the “Canadian Borrower” and, together with the Company, the “Borrowers”) entered into a Debtor-in-Possession Credit Agreement (the “Original Senior DIP Credit Agreement”), as amended on January 25, 2012, March 5, 2012, April 26, 2012, December 19, 2012, and February 6, 2013 (the “Original Senior DIP Credit Agreement”).

Pursuant to the terms of the Original Senior DIP Credit Agreement, the lenders agreed to lend to the Borrowers an aggregate principal amount of up to $950 million, consisting of up to $250 million super-priority senior secured asset-based revolving credit facilities and an up to $700 million super-priority senior secured term loan facility (collectively, the “Loans”).  On March 22, 2013, the Original Senior DIP Credit Agreement was amended and restated pursuant to an Amendment Agreement dated as of March 13, 2013 (the “Amended and Restated Senior DIP Credit Agreement”).  The Amended and Restated Senior DIP Credit Agreement terminates and all outstanding obligations must be repaid on the earliest to occur of (i) September 30, 2013, (ii) the date of the substantial consummation of certain reorganization plans, or (iii) certain other events, including Events of Default (as defined in the Amended and Restated Senior DIP Credit Agreement) and repayment in full of the obligations pursuant to a mandatory prepayment.

Junior Debtor-in-Possession Credit Facility

On March 22, 2013, the Company entered into a Debtor-in-Possession Loan Agreement (“Junior DIP Credit Agreement”) with an aggregate principal amount of $848 million of term loans.  The term loans consist of first lien term loans in the aggregate principal amount of $473 million (the “New Money Loans”) and junior lien term loans in the aggregate principal amount of $375 million consisting of a dollar-for-dollar “roll-up” (such loans, the “Rolled-Up Loans”)  for a portion of the amounts outstanding under the Company’s 2019 Senior Secured Notes issued March 15, 2011 and 2018 Senior Secured Notes issued March 5, 2010 (the “Second Lien Notes”).  The Bankruptcy Filing created an event of default under the Second Lien Notes.  The Junior DIP Credit Agreement also contains provisions allowing for a conversion of up to $654 million of the Junior DIP Credit Agreement loans upon emergence from chapter 11 into permanent exit financing with a five year term, provided that Kodak meets certain conditions and milestones, including Bankruptcy Court approval of a plan of reorganization by September 15, 2013 with an effective date of no later than September 30, 2013; repayment of at least $200 million of principal amount of New Money Loans; the resolution of all obligations owing in respect of the Kodak Pension Plan in the United Kingdom on terms reasonably satisfactory to the “Required Lead Lenders” (as defined in the Junior DIP Credit Agreement); there shall have been an additional prepayment of loans in an amount equal to 75% of U.S. Liquidity (as defined in the Junior DIP Credit Agreement) above $200 million; and receiving at least $600 million in cash proceeds through the disposition of certain specified assets that are not part of the commercial imaging business, including any combination of the Document Imaging and Personalized Imaging businesses and trademarks and related rights provided that consent of the Required Lead Lenders would be necessary to exclude the assets of the Document Imaging and Personalized Imaging businesses from the disposition.  Upon entering into the Junior DIP Credit Agreement, the Company repaid, in full, the term loan outstanding under the Amended and Restated Senior DIP Credit Agreement.

Refer to Note 8, “Short-Term Borrowings and Long-Term Debt” for additional information on the debtor-in-possession credit agreements.

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

As of April 18, 2013 the Debtors have received approximately 6,100 proofs of claim, a portion of which assert, in part or in whole, unliquidated claims.  In the aggregate, total liquidated proofs of claim of approximately $21.5 billion have been filed against the Debtors.  New and amended claims may be filed in the future, including claims amended to assign values to claims originally filed with no designated value.  The Debtors are in the process of reconciling such claims to the amounts listed by the Debtors in their schedule of assets and liabilities (as amended). Differences in liability amounts estimated by the Debtors and claims filed by creditors will be investigated and resolved, including through the filing of objections with the Bankruptcy Court, where appropriate.  Approximately 1,300 claims totaling approximately $1.1 billion have been expunged or withdrawn.  The Debtors may continue to ask the Bankruptcy Court to disallow claims that the Debtors believe are duplicative, have been later amended or superseded, are without merit, are overstated or should be disallowed for other reasons.  In addition, as a result of this process, the Debtors may identify additional liabilities that will need to be recorded or reclassified to liabilities subject to compromise.  In light of the substantial number of claims filed, the claims resolution process may take considerable time to complete. The resolution of such claims could result in material adjustments to Kodak’s financial statements. The determination of how liabilities will ultimately be treated cannot be made until the Bankruptcy Court approves a plan of reorganization.  Accordingly, the ultimate amount or treatment of such liabilities is not determinable at this time.

FINANCIAL REPORTING IN REORGANIZATION

Expenses, gains and losses directly associated with reorganization proceedings are reported as Reorganization items, net in the accompanying Consolidated Statement of Operations.  In addition, liabilities subject to compromise in the chapter 11 proceedings are distinguished from liabilities of Non-Filing Entities, fully secured liabilities not expected to be compromised and from post-petition liabilities in the accompanying Consolidated Statement of Financial Position as of March 31, 2013 and December 31, 2012.  Where there is uncertainty about whether a secured claim will be paid or impaired under the chapter 11 proceedings, Kodak has classified the entire amount of the claim as a liability subject to compromise.  The amount of liabilities subject to compromise represents Kodak’s estimate, where an estimate is determinable, of known or potential pre-petition claims to be addressed in connection with the bankruptcy proceedings.  Such liabilities are reported at Kodak’s current estimate, where an estimate is determinable, of the allowed claim amounts, even though the claims may be settled for lesser amounts.  These claims remain subject to future adjustments, which may result from: negotiations; actions of the Bankruptcy Court; disputed claims; rejection of contracts and unexpired leases; the determination as to the value of any collateral securing claims; proofs of claims; or other events.

Effective as of January 19, 2012, Kodak ceased recording interest expense on outstanding pre-petition debt classified as liabilities subject to compromise.  Contractual interest expense represents amounts due under the contractual terms of outstanding debt, including debt subject to compromise.  Contractual interest expense related to liabilities subject to compromise of approximately $12 million and $10 million for the periods from January 1, 2013 through March 31, 2013 and January 19, 2012 through March 31, 2012, respectively, has not been recorded, as it is not expected to be an allowed claim under the chapter 11 case.

EASTMAN KODAK COMPANY GUARANTEE

Eastman Kodak Company has previously issued (pre-petition) a guarantee to Kodak Limited (the “Subsidiary”) and KPP Trustees Limited (“Trustee”) of the Kodak Pension Plan in the United Kingdom (the “KPP”).  Under that arrangement, EKC guaranteed to the Subsidiary and the Trustee the ability of the Subsidiary, only to the extent it becomes necessary to do so, to (1) make contributions to the KPP to ensure sufficient assets exist to make plan benefit payments, as they become due, if the KPP otherwise would not have sufficient assets and (2) make contributions to the KPP such that it will achieve fully funded status by the funding valuation for the period ending December 31, 2022.

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

The underfunded position of the KPP of approximately $1.4 billion (calculated in accordance with U.S. GAAP) is included in Pension and other postretirement liabilities presented in the Consolidated Statement of Financial Position as of March 31, 2013.  The underfunded obligation relates to a non-debtor entity.  The Trustee has asserted an unsecured claim of approximately $2.8 billion under the guarantee.  The Subsidiary has also asserted an unsecured claim under the guarantee for an unliquidated amount.

On April 26, 2013, Eastman Kodak Company, the KPP Trustee, Kodak Limited and certain other Kodak entities entered into a global settlement that resolves all liabilities of the Kodak group with respect to the KPP (the “Global Settlement”).  The Global Settlement involves the following key elements:
•	the Subsidiary will pay a cash payment of at least $120 million which will be applied to reduce Kodak Limited’s pension liabilities to the KPP (the “KL Payments”);
•	the extinguishment of the Subsidiary’s remaining obligations to the KPP in connection with a “regulated apportionment arrangement” (the “RAA”) under English law;
•
the acquisition by the KPP (or one or more designated companies owned by the KPP) of Kodak’s Personalized Imaging and Document Imaging businesses with at least $445 million settled in cash (the “KPP Purchase”) of which no more than $325 million will come from KPP assets, excluding the KL Payments;

•
the approval by the Pension Regulator of the United Kingdom (the “Regulator”) of a clearance application filed by Kodak and its affiliates stating that, after giving effect to the Global Settlement, it would be unreasonable for the Regulator to issue to any of the applicants a “financial support direction” or “contribution notice” with respect to any remaining funding shortfall that may affect the KPP.  Such approval was granted by the Regulator on April 26, 2013; and

•	a release by Kodak, the KPP Trustee, Kodak Limited and other applicable entities with respect to all other liabilities relating to the KPP.

Each of these primary elements of the Global Settlement will be simultaneously effective upon consummation of the KPP Purchase.  Conditions to the KPP Purchase include, among others: (i) Bankruptcy Court approval, (ii) the absence of a “Material Adverse Effect” as defined in the documentation for the KPP Purchase (unless waived by the KPP Trustee), (iii) substantial consummation of Kodak’s plan of reorganization (unless waived by the KPP Trustee), (iv) customary conditions precedent for negotiated purchases of going concern businesses by arm’s-length parties and (v) the approval of the RAA by the Regulator.  On April 26, 2013 the Regulator issued a “determination notice” with respect to its intent to approve the RAA, with approval expected by the end of May 2013 after a 28-day waiting period prescribed by statute.  On the same day, the Pension Protection Fund of the United Kingdom issued a letter stating that it did not object to the RAA, the receipt of which was a condition to Kodak proceeding with the Global Settlement.

A motion to approve the Global Settlement, including the KPP Purchase, will be submitted to the Bankruptcy Court for its approval.

SECTION 363 ASSET SALES

Personalized Imaging and Document Imaging Businesses

On August 23, 2012, Kodak announced the decision to initiate sale processes for its Personalized Imaging and Document Imaging businesses. The Personalized Imaging business consists of retail systems solutions, paper & output systems, and event imaging solutions.  The Document Imaging business consists of scanners, as well as capture software, and services for enterprise customers.

On April 15, 2013, Eastman Kodak Company, on behalf of itself and its bankruptcy estate entered into an Asset Purchase Agreement (the “Agreement”) with Brother Industries, Ltd. (“Brother”), pursuant to which Brother will acquire certain assets (the “Transferred Assets”), and will assume certain obligations, primarily related to Kodak’s Document Imaging business through a supervised sale under Section 363 of the Bankruptcy Code.

The purchase price for the Transferred Assets under the Agreement is approximately $210 million subject to certain price adjustments at and after closing.

In accordance with the Agreement, EKC filed a motion on April 18, 2013 (the “Bidding Procedures and Sale Motion”) with the Bankruptcy Court for, among other things, authority to sell the Transferred Assets to Brother pursuant to Section 363 of the Bankruptcy Code and the entry of an order (the “Bidding Procedures Order”) establishing bidding procedures to permit higher and better bids, setting a date for an auction should such bids be received and setting a hearing date for the approval of the sale of the assets to the winning bidder.

Due to the April 26, 2013 Global Settlement agreement, Kodak has withdrawn its motion in the Bankruptcy Court seeking approval of the Agreement with Brother.

Intellectual Property

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

NOTE 3: LIABILITIES SUBJECT TO COMPROMISE

The following table reflects pre-petition liabilities that are subject to compromise.

	As of	As of
(in millions)	March 31,	December 31,
	2013	2012

Accounts payable	$281	$283
Debt	683	683
Pension and other postemployment obligations	749	785
Settlements	802	710
Other liabilities subject to compromise	231	255
Liabilities subject to compromise	$2,746	$2,716

The Bankruptcy Filing constituted an event of default with respect to certain of the Company’s debt instruments. Refer to Note 8, “Short-Term Borrowings and Long-Term Debt” for additional information.  Settlements relate to allowed claims under agreements reached with various creditors, including $650 million related to the settlement agreement reached with the Retiree Committee.  Refer to Note 2, “Bankruptcy Proceedings” for additional information.  Other liabilities subject to compromise include accrued liabilities for customer programs, deferred compensation, environmental, taxes, and contract and lease rejections.

The amount of liabilities subject to compromise represents the Debtors’ estimate, where an estimate is determinable, of known or potential pre-petition claims to be addressed in connection with the bankruptcy proceedings.  Such liabilities are reported at the Debtors’ current estimate, where an estimate is determinable, of the allowed claim amount, even though they may settle for lesser amounts.  These claims remain subject to future adjustments, which may result from: negotiations; actions of the Bankruptcy Court; disputed claims; rejection of contracts and unexpired leases; the determination as to the value of any collateral securing claims; proofs of claims; or other events.  Refer to Note 2, "Bankruptcy Proceedings" for additional information.

NOTE 4:  REORGANIZATION ITEMS, NET

A summary of reorganization items, net for the three months ended March 31, 2013 and 2012 is presented in the following table:

	Three Months Ended
	March 31,
(in millions)	2013	2012

Professional fees	$58	$52
DIP credit agreement financing costs	-	36
Provision for expected allowed claims	62	-
Reorganization items, net	$120	$88

For the three months ended March 31, 2013 and 2012, Kodak paid approximately $43 million and $49 million, respectively for reorganization items.

NOTE 5:  RECEIVABLES, NET

	As of
	March 31,	December 31,
(in millions)	2013	2012

Trade receivables	$585	$684
Miscellaneous receivables	116	106
Total (net of allowances of $53 and $56 as of March 31, 2013 and December 31, 2012, respectively)	$701	$790

Approximately $70 million and $99 million of the total trade receivable amounts as of March 31, 2013 and December 31, 2012, respectively, will potentially be settled through customer deductions in lieu of cash payments.  Such deductions represent rebates owed to customers and are included in Other current liabilities and Liabilities subject to compromise in the accompanying Consolidated Statement of Financial Position.

NOTE 6:  INVENTORIES, NET

	As of
(in millions)	March 31,	December 31,
	2013	2012

Finished goods	$314	$306
Work in process	129	119
Raw materials	124	118

Total	$567	$543

NOTE 7:  GOODWILL

Due to the sale of its digital imaging patents during the first quarter of 2013, Kodak concluded that the carrying value of goodwill for its Intellectual Property reporting unit exceeded the implied fair value of goodwill.  The fair value of the Intellectual Property reporting unit was estimated using an income approach in which the future cash flows, including a terminal value at the end of the projection period, were discounted to present value.  Kodak recorded a pre-tax impairment charge of $77 million that is included in Other operating (income) expenses, net in the Consolidated Statement of Operations.

The carrying value of goodwill by reportable segments is as follows:

(in millions)	Graphics,
	Entertainment and	Digital Printing	Personalized and
	Commercial Films	and Enterprise	Document Imaging	Consolidated
	Segment	Segment	Segment	Total

Balance as of December 31, 2012:	$114	$17	$147	$278
Impairment	(77)	-	-	(77)
Currency translation adjustments	(1)	-	(4)	(5)
Balance as of March 31, 2013:	$36	$17	$143	$196

NOTE 8:  SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Debt and related maturities and interest rates were as follows at March 31, 2013 and December 31, 2012:
				As of
(in millions)				March 31, 2013	December 31, 2012

			Weighted-Average
			Effective
			Interest	Carrying	Carrying
Country	Type	Maturity	Rate	Value	Value

Current portion:
U.S.	Junior DIP Credit Agreement New Money Term Loans	2013	21.26%	$452	$-
U.S.	Junior DIP Credit Agreement Junior Term Loans	2013	12.68%	370	-
U.S.	Original Senior DIP Credit Agreement	2013	8.63%	-	659
Germany	Term note	2012-2013	6.16%	39	38
Brazil	Term note	2012-2013	19.80%	1	2
				862	699
Non-current portion:
U.S.	Secured term note	2018	10.11%	248	493
U.S	Secured term note	2019	10.87%	122	247
				370	740
Liabilities subject to compromise:
U.S.	Term note	2013	6.16%	20	20
U.S.	Term note	2013	7.25%	250	250
U.S.	Convertible	2017	12.75%	400	400
U.S.	Term note	2018	9.95%	3	3
U.S.	Term note	2021	9.20%	10	10
				683	683
				$1,915	$2,122

Annual maturities of debt outstanding at March 31, 2013, excluding debt classified as liabilities subject to compromise, were as follows:
	Carrying	Maturity
(in millions)	Value	Value

2013	$862	$889
2014	-	-
2015	-	-
2016	-	-
2017
2018 and thereafter	370	375
Total	$1,232	$1,264

DEBTOR-IN-POSSESSION CREDIT FACILITIES

Senior Debtor-in-Possession Credit Facility

In connection with the Bankruptcy Filing, on January 20, 2012, the Company and Kodak Canada Inc. (the “Canadian Borrower” and, together with the Company, the “Borrowers”) entered into a Debtor-in-Possession Credit Agreement, as amended on January 25, 2012, March 5, 2012, April 26, 2012, December 19, 2012, and February 6, 2013 (the “Original Senior DIP Credit Agreement”), with the U.S. subsidiaries of the Company (the “Subsidiary Guarantors”) and the Canadian Borrower signatory thereto, the lenders signatory thereto (the “Lenders”), Citigroup Global Markets Inc., as sole lead arranger and bookrunner, and Citicorp North America, Inc., as syndication agent, administration agent and co-collateral agent.  Pursuant to the terms of the Original Senior DIP Credit Agreement, the Lenders agreed to lend in an aggregate principal amount of up to $950 million, consisting of up to $250 million super-priority senior secured asset-based revolving credit facilities and an up to $700 million super-priority senior secured term loan facility.  On March 22, 2013, the Original Senior DIP Credit Agreement was amended and restated, pursuant to an Amendment Agreement (the “Amendment Agreement”) dated as of March 13, 2013 (the “Amended and Restated Senior DIP Credit Agreement”).

The Amended and Restated Senior DIP Credit Agreement reflected the paydown in full of all term loans that were outstanding under the Original Senior DIP Credit Agreement as of March 22, 2013, in the amount of $222 million.  Previously, on February 1, 2013, Kodak entered into a series of agreements under which it received approximately $530 million of proceeds, net of withholding taxes, a portion of which was paid by intellectual property licensees and a portion of which was paid by the acquirers of Kodak’s digital imaging patent portfolio.  Approximately $419 million of the proceeds were used to prepay the term loan under the Original Senior DIP Credit Agreement.  The Company paid the remaining outstanding term loan balance, in full, upon entering into the Junior DIP Credit Agreement described below.  Kodak recognized a loss on early extinguishment of debt of the term loan of approximately $6 million in the first quarter of 2013.   The Amended and Restated Senior DIP Credit Agreement also reflected certain other changes to the terms of the Original Senior DIP Credit Agreement, including (i) the extension of the maturity date from July 20, 2013 to September 30, 2013, (ii) the elimination of the Canadian revolving facility, which was not being used by the Company, the removal of the Canadian Borrower from the facility, and the reduction of the aggregate amount of the U.S. revolving credit commitments from $225 million to $200 million, (iii) removal of machinery and equipment from the borrowing base of the revolving facility, and (iv) revision of the existing financial covenants and modification of other covenants to match the terms of the Junior DIP Credit Agreement.

The Company and each existing and future direct or indirect U.S. subsidiary of the Company (other than indirect U.S. subsidiaries held through foreign subsidiaries and certain immaterial subsidiaries (if any)) have agreed to provide unconditional guarantees of the obligations of the Borrowers under the Amended and Restated Senior DIP Credit Agreement.  Under the terms of the Amended and Restated Senior DIP Credit Agreement, the Company has the option to have interest on the loans provided thereunder accrue at a base rate or the then applicable LIBOR Rate (subject to certain adjustments), plus a margin of 2.25% for a base rate revolving loan or 3.25% for a LIBOR rate revolving loan.

The Company must prepay the Amended and Restated Senior DIP Credit Agreement and cash-collateralize outstanding letters of credit with all net cash proceeds from sales of or casualty events relating to certain types of collateral consisting of accounts or inventory (as defined in the Amended and Restated Senior DIP Credit Agreement).  The Company has issued approximately $127 million of letters of credit under the revolving credit facility as of March 31, 2013.  Under the Amended and Restated Senior DIP Credit Agreement borrowing base calculation, the Company had approximately $29 million available under the revolving credit facility as of March 31, 2013.  Availability is subject to borrowing base availability, reserves and other limitations.

Junior Debtor-in-Possession Credit Facility

On March 22, 2013, the Company and the Subsidiary Guarantors entered into a Debtor-in-Possession Loan Agreement (the “Junior DIP Credit Agreement”) with the lenders signatory thereto (the “Lenders”) and Wilmington Trust, National Association, as agent.  Pursuant to the terms of the Junior DIP Credit Agreement, the Lenders provided the Company with term loan facilities in an aggregate principal amount of approximately $848 million consisting of approximately $473 million of new money term loans (the “New Money Loans”), comprised of approximately $455 million original principal and $18 million of additional paid-in-kind of fees, and $375 million of junior term loans (the “Junior Loans”). Upon issuance of the New Money Loans, Kodak received net proceeds of $450 million ($455 million original principal less $5 million stated discount).  The Junior Loans were issued in exchange for the same principal amount of Second Lien Notes pursuant to an offer by the Company to holders of the outstanding Second Lien Notes.  The Bankruptcy Filing created an event of default under the Second Lien Notes.  The maturity date of the loans made under the Junior DIP Credit Agreement is the earliest to occur of (i) September 30, 2013, (ii) the effective date of the Company’s plan of reorganization and (iii) the acceleration of such loans.

The New Money Loans bear interest at the rate of LIBOR plus 10.5% per annum, with a LIBOR floor of 100 basis points.  The Junior Loans consist of a tranche in an aggregate principal amount of approximately $127 million bearing interest at a rate of 10.625% per annum and a tranche in an aggregate principal amount of approximately $248 million bearing interest at a rate of 9.75% per annum.  Each existing and future direct or indirect U.S. subsidiary of the Company (other than indirect U.S. subsidiaries held through foreign subsidiaries and certain immaterial subsidiaries (if any)) have agreed to provide unconditional guarantees of the obligations of the Company under the Junior DIP Credit Agreement.  Subject to certain exceptions, obligations under the Junior DIP Credit Agreement are secured by first, second and third priority liens on all the collateral securing obligations under the Company’s Amended and Restated Senior DIP Credit Agreement and 65% of the equity interests of certain material “first-tier” foreign subsidiaries of the Company.  The Junior DIP Credit Agreement, the Amendment Agreement, and the Amended and Restated Senior DIP Credit Agreement were approved by the Bankruptcy Court in orders issued on January 24, 2013 and March 8, 2013.

The Company must prepay the Junior DIP Credit Agreement with 100% of net cash proceeds from casualty events.  For asset sales other than the Specified Sale (as defined below), the Company must make prepayments as follows:  (i) 80% of net cash proceeds up to $20 million and (ii) 100% of net cash proceeds greater than $20 million.  In addition, with respect to the Specified Sale, prepayments are required as follows: (i) 100% of net cash proceeds up to $200 million; (ii) 0% of net cash proceeds in excess of $200 million but less than or equal to $600 million; and (iii) 75% of net cash proceeds in excess of $600 million.

The Company has the ability to convert the Junior DIP Credit Agreement into an up to $654 million exit facility with an additional five-year term provided that Kodak meets certain conditions and milestones, including Bankruptcy Court approval of the plan of reorganization by September 15, 2013, with an effective date no later than September 30, 2013; repayment of at least $200 million of principal amount of New Money Loans; and receipt of at least $600 million in cash proceeds through the disposition of certain specified assets, including any combination of the Document Imaging and Personalized Imaging businesses and trademarks and related rights (the “Specified Sale”) provided that consent of the Required Lead Lenders (as defined in the Junior DIP Credit Agreement) would be necessary to exclude the assets of the Document Imaging and Personalized Imaging businesses from the disposition; the resolution of all obligations owing in respect of the KPP on terms reasonably satisfactory to the Required Lead Lenders; and there shall have been an additional prepayment of loans in an amount equal to 75% of U.S. Liquidity (as defined in the Junior DIP Credit Agreement) above $200 million.

Certain Terms of Senior Debtor-in-Possession Credit Facility and Junior Debtor-In Possession Credit Facility

The Amended and Restated Senior DIP Credit Agreement and the Junior DIP Credit Agreement limit, among other things, the Company’s and the Subsidiary Guarantors’ ability to (i) incur indebtedness, (ii) incur or create liens, (iii) dispose of assets, (iv) prepay subordinated indebtedness and make other restricted payments, (v) enter into sale and leaseback transactions and (vi) modify the terms of any organizational documents and certain material contracts of the Company and the Subsidiary Guarantors.  In addition to standard obligations, these agreements provide for specific milestones that the Company must achieve by specific target dates, including: (a) delivering a comprehensive draft of the plan of reorganization and related disclosure statement to the advisors to the Required Lead Lenders by no later than April 8, 2013; (b) filing the plan of reorganization and the disclosure statement with the Bankruptcy Court by no later than April 30, 2013; (c) entry of an order by the Bankruptcy Court, in form and substance reasonably satisfactory to the Required Lead Lenders, approving the disclosure statement, by no later than June 30, 2013; and (d) entry of an order by the Bankruptcy Court, in form and substance reasonably satisfactory to the Required Lead Lenders, approving the plan of reorganization by no later than September 15, 2013.  Under these agreements, the Company is required to maintain minimum U.S. Liquidity of $100 million and minimum Consolidated Adjusted EBITDA and Commercial Imaging Adjusted EBITDA (as defined in the agreements) at specified levels ranging from approximately $35 million to approximately $171 million and approximately $58 million to approximately $202 million, respectively.  For the quarter ended March 31, 2013, the required minimum Consolidated Adjusted EBITDA was approximately $35 million and the required minimum Commercial Imaging Adjusted EBITDA was approximately $58 million.  Kodak was in compliance with all covenants under the Amended and Restated Senior DIP Credit Agreement and the Junior DIP Credit Agreement as of March 31, 2013.

 SENIOR SECURED NOTES DUE 2019

On March 15, 2011, the Company issued $250 million of aggregate principal amount of 10.625% senior secured notes due March 15, 2019 (“2019 Senior Secured Notes”).  Terms of the notes require interest at an annual rate of 10.625% of the principal amount at issuance, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2011.

Upon issuance of the 2019 Senior Secured Notes, the Company received proceeds of approximately $247 million ($250 million aggregate principal less $3 million stated discount).  The proceeds were used to repurchase $50 million of the 7.25% senior notes due 2013 with the remaining amount being used for other general corporate purposes.

In connection with the issuance of the 2019 Senior Secured Notes, the Company and the Subsidiary Guarantors entered into an indenture, dated as of March 15, 2011, with Bank of New York Mellon as trustee and second lien collateral agent (“Indenture”).  Wilmington Trust, National Association replaced and succeeded Bank of New York Mellon as Trustee and second-lien collateral agent on January 26, 2012.

The 2019 Senior Secured Notes are fully and unconditionally guaranteed (“Guarantees”) on a senior secured basis by each of the Company’s existing and future direct or indirect 100% owned domestic subsidiaries, subject to certain exceptions.  The 2019 Senior Secured Notes and Guarantees are secured by second-priority liens, subject to permitted liens, on substantially all of the Company’s domestic assets and substantially all of the domestic assets of the Subsidiary Guarantors pursuant to a supplement, dated March 15, 2011, to the security agreement, dated March 5, 2010, entered into with Bank of New York Mellon as second lien collateral agent.  The carrying value of the assets pledged as collateral at March 31, 2013 was approximately $1 billion.

The 2019 Senior Secured Notes are the Company’s senior secured obligations and rank senior in right of payment to any future subordinated indebtedness; rank equally in right of payment with all of the Company’s existing and future senior indebtedness; are effectively senior in right of payment to the Company’s existing and future unsecured indebtedness, are effectively subordinated in right of payment to indebtedness under the Company’s Amended and Restated Senior DIP Credit Agreement, to the extent of the collateral securing such indebtedness on a first- or second-priority basis, and are effectively subordinated in right of payment to indebtedness under the Junior DIP Credit Agreement to the extent of the collateral securing such indebtedness on a first- or second-priority basis; and effectively are subordinated in right of payment to all existing and future indebtedness and other liabilities of the Company’s non-guarantor subsidiaries.

The Bankruptcy Filing constituted an event of default under the 2019 Senior Secured Notes.  The creditors are, however, stayed from taking any action as a result of the default under Section 362 of the Bankruptcy Code.  See Junior DIP Credit Facility and Second Lien Note Holders Agreement for discussion of the conversion of $375 million of Second Lien Notes into Junior Loans under the Junior DIP Credit Facility.

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

The 2018 Senior Secured Notes are fully and unconditionally guaranteed (the “Guarantees”) on a senior secured basis by each of the Company’s existing and future direct or indirect 100% owned domestic subsidiaries, subject to certain exceptions.  The 2018 Senior Secured Notes and Guarantees are secured by second-priority liens, subject to permitted liens, on substantially all of the Company’s domestic assets and substantially all of the domestic assets of the Subsidiary Guarantors pursuant to a security agreement entered into with Bank of New York Mellon as second lien collateral agent on March 5, 2010.  The carrying value of the assets pledged as collateral at March 31, 2013 was approximately $1 billion.

The 2018 Senior Secured Notes are the Company’s senior secured obligations and rank senior in right of payment to any future subordinated indebtedness; rank equally in right of payment with all of the Company’s existing and future senior indebtedness; are effectively senior in right of payment to the Company’s existing and future unsecured indebtedness, are effectively subordinated in right of payment to indebtedness under the Company’s Amended and Restated Senior DIP Credit Agreement, to the extent of the collateral securing such indebtedness on a first- or second-priority basis, and are effectively subordinated in right of payment to indebtedness under the Junior DIP Credit Agreement to the extent of the collateral securing such indebtedness on a first- or second-priority basis; and effectively are subordinated in right of payment to all existing and future indebtedness and other liabilities of the Company’s non-guarantor subsidiaries.

The Bankruptcy Filing constituted an event of default under the 2018 Senior Secured Notes.  The creditors are, however, stayed from taking any action as a result of the default under Section 362 of the Bankruptcy Code.  See Junior DIP Credit Facility and Second Lien Note Holders Agreement for discussion of the conversion of $375 million of Second Lien Notes into Junior Loans under the Junior DIP Credit Agreement.

SECOND LIEN NOTE HOLDERS AGREEMENT

On February 14, 2012, the Company reached an adequate protection agreement with a group representing at least 50.1% of the Second Lien Note Holders which was reflected in the final Original Senior DIP Credit Agreement order (the “Final DIP Order”).  The Company agreed, among other things, to provide all Second Lien Note Holders with a portion of the proceeds received from certain sales and settlements in respect of the Company’s digital imaging patent portfolio subject to the following waterfall and the Company’s right to retain a percentage of certain proceeds under the  Original Senior DIP Credit Agreement: first, to repay any outstanding obligations under the Original Senior DIP Credit Agreement, including cash collateralizing letters of credit (unless certain parties otherwise agree); second, to pay 50% of accrued second lien interest at the non-default rate; third, to retain $250 million; fourth, to repay the remaining accrued and unpaid second lien interest at the non-default rate; fifth, any remaining proceeds after conditions one through four up to $2,250 million to be split 60% to the Company and 40% to repay outstanding second lien debt at par; and sixth, the Company agreed that any proceeds above $2,250 million will be split 50% to the Company and 50% to Second Lien Note Holders until second lien debt is fully paid.  The Company also agreed to pay current interest to Second Lien Note Holders upon the receipt of $250 million noted above.  Subject to the satisfaction of certain conditions, the Company also agreed to pay reasonable fees of certain advisors to the Second Lien Note Holders.  On February 1, 2013, the Company received approximately $530 million in net proceeds from the sale and other settlements related to the digital imaging patent portfolio and therefore no payments were made to the Second Lien Note Holders.

In connection with the Junior DIP Credit Agreement, holders of the Company’s Second Lien Notes are entitled to receive accrued non-default interest on the Second Lien Notes.  Second Lien Notes outstanding after the Bankruptcy Court approval of the Junior DIP Credit Agreement are entitled to receive as additional adequate protection (i) replacement liens on Junior DIP collateral that are junior to the liens securing the Amended and Restated Senior DIP Credit Agreement and the Junior DIP Credit Agreement, (ii) guarantees from all entities that guarantee the Amended and Restated Senior DIP Credit Agreement and the Junior DIP Credit Agreement that are subordinate to the Guarantee in respect of the Amended and Restated Senior DIP Credit Agreement and the Junior DIP Credit Agreement, and (iii) administrative claims as provided for in section 507(b) of the Bankruptcy Code, junior to the super-priority administrative expense claims that would be granted to the Lenders under the Junior DIP Credit Agreement and Amended and Restated Senior DIP Credit Agreement (in each case of clauses (i), (ii) and (iii), to the extent of any diminution of the value of the applicable pre-petition collateral from and after January 19, 2012).  The Second Lien Notes are considered fully secured and have not been reported as Liabilities subject to compromise.

DEBT SUBJECT TO COMPROMISE

The Bankruptcy Filing constituted an event of default with respect to certain of the Debtors’ unsecured debt obligations.  As a result of the Bankruptcy Filing, the principal and interest due under these debt instruments was deemed immediately due and payable.  However, the creditors are stayed from taking any action as a result of the default under Section 362 of the Bankruptcy Code.

NOTE 9:  INCOME TAXES

Kodak’s income tax provision (benefit) and effective tax rate were as follows:

(in millions)	Three Months Ended
	March 31,
	2013	2012
Earnings (loss) from continuing operations before income taxes	$302	$(415)
Effective tax rate	2.3%	25.3%
Provision (benefit) for income taxes	$7	$(105)
Provision (benefit) for income taxes @ 35%	$106	$(145)
Difference between tax at effective vs. statutory rate	$(99)	$40

For the three months ended March 31, 2013, the difference between the Company’s recorded benefit and the benefit that would result from applying the U.S. statutory rate of 35.0% is primarily attributable to: (1) losses generated within the U.S. and certain jurisdictions outside the U.S. for which no benefit was recognized due to management’s conclusion that it was more likely than not that the tax benefits would not be realized, (2) a provision associated with withholding taxes on the sale of intellectual property, (3) a benefit associated with the tax impact of the goodwill impairment recognized during the quarter and (4) changes in audit reserves.

For the three months ended March 31, 2012, the difference between the Company’s recorded benefit and the provision that would result from applying the U.S. statutory rate of 35.0% is primarily attributable to: (1) losses generated within the U.S. and certain jurisdictions outside the U.S. for which no benefit was recognized due to management’s conclusion that it was more likely than not that the tax benefits would not be realized, (2) a provision associated with the establishment of a deferred tax asset valuation allowance outside the U.S., (3) a benefit as a result of the Company reaching a settlement of a competent authority claim, and (4) a benefit associated with tax accounting impacts related to items reported in Accumulated other comprehensive loss.

In March 2011, Kodak filed a Request for Competent Authority Assistance with the United States Internal Revenue Service (“IRS”).  The request related to a potential double taxation issue with respect to certain patent licensing royalty payments received by Kodak in 2012 and 2011.  In the twelve months ended December 31, 2012, Kodak received notification that the IRS had reached agreement with the Korean National Tax Service (“NTS”) with regards to Kodak’s March 2011 request.  As a result of the agreement reached by the IRS and NTS, Kodak was due a partial refund of Korean withholding taxes in the amount of $123 million.  Kodak had previously agreed with the licensees that made the royalty payments that any refunds of the related Korean withholding taxes would be shared equally between Kodak and the licensees.  The licensees’ share ($61 million) of the Korean withholding tax refund has therefore been reported as a licensing revenue reduction in Licensing & royalties in the Consolidated Statement of Operations.

During the first quarter of 2012, the Company determined that it is more likely than not that a portion of the deferred tax assets outside the U.S. would not be realized and accordingly, recorded a tax provision of $16 million associated with the establishment of a valuation allowance on those deferred tax assets.

NOTE 10:  COMMITMENTS AND CONTINGENCIES

Environmental

Kodak’s undiscounted accrued liabilities for future environmental investigation, remediation, and monitoring costs are composed of the following items:
	As of
(in millions)	March 31,	December 31,
	2013	2012

Eastman Business Park site, Rochester, NY	$50	$49
Other current operating sites	9	9
Sites associated with former operations	16	17
Sites associated with the non-imaging health businesses sold in 1994	41	41
Total	$116	$116

These amounts are reported in Other long-term liabilities and Liabilities subject to compromise in the accompanying Consolidated Statement of Financial Position.

Cash expenditures for the aforementioned investigation, remediation and monitoring activities are expected to be incurred over the next thirty years for most of the sites.  For these known environmental liabilities, the accrual reflects Kodak’s best estimate of the amount it will incur under the agreed-upon or proposed work plans.  Kodak’s cost estimates were determined using the ASTM Standard E 2137-06, "Standard Guide for Estimating Monetary Costs and Liabilities for Environmental Matters," and have not been reduced by possible recoveries from third parties.  The overall method includes the use of a probabilistic model which forecasts a range of cost estimates and a single most probable cost estimate for the remediation required at individual sites.  For the purposes of establishing company-level environmental reserves, the single most probable cost estimate for each site is used.  All projects are closely monitored and the models are reviewed as significant events occur or at least once per year.  Kodak’s estimate includes investigations, equipment and operating costs for remediation and long-term monitoring of the sites.  Accrued liabilities of Debtor entities related to sites subject to the bankruptcy proceedings have been classified as liabilities subject to compromise.  Liabilities subject to compromise are reported at Kodak’s current estimate, where an estimate is determinable, of the allowed claim amount.

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

Among these matters is a case in which the Company and Sterling Drug were named by the U.S. Environmental Protection Agency (“EPA”) as a PRP with potential liability for the study and remediation of the Lower Passaic River Study Area (“LPRSA”) portion of the Diamond Alkali Superfund Site, based on the Company’s ownership of Sterling Drug from 1988 to 1994 and retention of certain Sterling Drug liabilities and a defense and indemnification agreement between the Company and Bayer, which purchased all stock in Sterling Drug (now “STWB”).   Bayer and STWB have filed proofs of claim against the Debtors in this matter.

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

Other Commitments and Contingencies

As of March 31, 2013, the Company had outstanding letters of credit of $127 million issued under the Amended and Restated Senior DIP Credit Agreement, as well as bank guarantees and letters of credit of $11 million, surety bonds in the amount of $27 million, and cash and investments in trust of $33 million, primarily to ensure the payment of possible casualty and workers’ compensation claims, environmental liabilities, legal contingencies, rental payments, and to support various customs, tax and trade activities.  The restricted cash and investment in trust amounts are recorded within Other long-term assets in the Consolidated Statement of Financial Position.

Kodak’s Brazilian operations are involved in governmental assessments of indirect and other taxes in various stages of litigation, primarily related to federal and state value-added taxes.  Kodak is disputing these matters and intends to vigorously defend its position.  Based on the opinion of legal counsel and current reserves already recorded for those matters deemed probable of loss, management does not believe that the ultimate resolution of these matters will materially impact Kodak’s results of operations or financial position.  Kodak routinely assesses all these matters as to the probability of ultimately incurring a liability in its Brazilian operations and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable.  As of March 31, 2013, the unreserved portion of these contingencies, inclusive of any related interest and penalties, for which there was at least a reasonable possibility that a loss may be incurred, amounted to approximately $67 million.

Kodak is involved in various lawsuits, claims, investigations and proceedings, including commercial, customs, employment, environmental, and health and safety matters, which are being handled and defended in the ordinary course of business.  Kodak is also subject to various assertions, claims, proceedings and requests for indemnification concerning intellectual property, including patent infringement suits involving technologies that are incorporated in a broad spectrum of Kodak’s products.  These matters are in various stages of investigation and litigation, and are being vigorously defended.  Much of the pending litigation against the Debtors has been stayed as a result of the chapter 11 filing and will be subject to resolution in accordance with the Bankruptcy Code and the orders of the Bankruptcy Court.  Although Kodak does not expect that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial condition or results of operations, litigation is inherently unpredictable.  Therefore, judgments could be rendered or settlements entered, that could adversely affect Kodak’s operating results or cash flows in a particular period.  Kodak routinely assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable.

NOTE 11:  GUARANTEES

Kodak guarantees debt and other obligations of certain customers.  The debt and other obligations are primarily due to banks and leasing companies in connection with financing of customers’ purchases of equipment and product from Kodak.  At March 31, 2013, the maximum potential amount of future payments (undiscounted) that Kodak could be required to make under these customer-related guarantees was $18 million.  At March 31, 2013, the carrying amount of any liability related to these customer guarantees was not material.

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

EKC also guarantees potential indebtedness to banks and other third parties for some of its consolidated subsidiaries.  The maximum amount guaranteed is $98 million, and the outstanding amount for those guarantees is $82 million with $39 million recorded within the Short-term borrowings and current portion of long-term debt, and Long-term debt, net of current portion in the accompanying Consolidated Statement of Financial Position.  The remaining $43 million of outstanding guarantees represent parent guarantees providing assurance to third parties that the Company’s subsidiaries will fulfill their future performance or financial obligations under various contracts, which do not necessarily have corresponding liabilities reported in Kodak’s financial statements.  These guarantees expire in 2013 through 2016.

Pursuant to the terms of the Company's Amended and Restated Senior DIP Credit Agreement and Junior DIP Credit Agreement, obligations of the Borrowers to the Lenders, as well as secured agreements under the Amended and Restated Senior DIP Credit Agreement, are guaranteed by the Company and the Company’s U.S. subsidiaries and included in the above amounts.  Secured agreements under the Amended and Restated Senior DIP Credit Agreement for the Debtors totaled $20 million as of March 31, 2013.

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

The change in Kodak's accrued warranty obligations balance, which is reflected in Other current liabilities in the accompanying Consolidated Statement of Financial Position, was as follows:

(in millions)

Accrued warranty obligations as of December 31, 2012	$34
Actual warranty experience during 2013	(12)
2013 warranty provisions	9
Accrued warranty obligations as of March 31, 2013	$31

Kodak also offers its customers extended warranty arrangements that are generally one year, but may range from three months to three years after the original warranty period.  Kodak provides repair services and routine maintenance under these arrangements.  Kodak has not separated the extended warranty revenues and costs from the routine maintenance service revenues and costs, as it is not practicable to do so.  Therefore, these revenues and costs have been aggregated in the discussion that follows.  Costs incurred under these arrangements for the three months ended March 31, 2013 amounted to $74 million.  The change in Kodak's deferred revenue balance in relation to these extended warranty and maintenance arrangements from December 31, 2012 to March 31, 2013, which is reflected in Other current liabilities in the accompanying Consolidated Statement of Financial Position, was as follows:

(in millions)

Deferred revenue on extended warranties as of December 31, 2012	$107
New extended warranty and maintenance arrangements in 2013	98
Recognition of extended warranty and maintenance arrangement revenue in 2013	(90)
Deferred revenue on extended warranties as of March 31, 2013	$115

NOTE 12:  RESTRUCTURING LIABILITIES

Charges for restructuring activities are recorded in the period in which Kodak commits to a formalized restructuring plan, or executes the specific actions contemplated by the plan, and all criteria for liability recognition under the applicable accounting guidance have been met.  Restructuring actions taken in the first three months of 2013 were initiated to reduce Kodak’s cost structure as part of its commitment to drive sustainable profitability.  First quarter actions included traditional product manufacturing capacity reductions in the U.S. and the U.K., the continued wind down of the consumer inkjet printer business, and various targeted reductions in service, sales, and other administrative functions.

Restructuring Reserve Activity

The activity in the accrued balances and the non-cash charges and credits incurred in relation to restructuring activities for the three months ended March 31, 2013 were as follows:
			Long-lived Asset
		Exit	Impairments and
	Severance	Costs	Inventory	Accelerated
(in millions)	Reserve	Reserve	Write-downs	Depreciation	Total

Balance as of December 31, 2012	$38	$45	$-	$-	83

Q1 2013 charges - continuing operations	10	1	2	1	14
Q1 utilization/cash payments	(20)	(18)	(2)	(1)	(41)
Q1 2013 other adjustments & reclasses (1)	-	(6)	-	-	(6)
Balance as of March 31, 2013	$28	$22	$-	$-	$50

 (1) The $(6) million includes $(5) million for amounts reclassified as Liabilities subject to compromise, and $(1) million of foreign currency translation adjustments.

For the three months ended March 31, 2013, the $14 million of charges include $1 million for accelerated depreciation and $1 million for inventory write-downs, which were reported in Cost of sales in the accompanying Consolidated Statement of Operations.  The remaining costs incurred of $12 million were reported as Restructuring costs and other in the accompanying Consolidated Statement of Operations for the three months ended March 31, 2013.  The severance and exit costs reserves require the outlay of cash, while long-lived asset impairments, accelerated depreciation and inventory write-downs represent non-cash items.

The first quarter 2013 severance costs related to the elimination of approximately 225 positions, including approximately 150 manufacturing/service positions and 75 administrative positions.  The geographic composition of these positions includes approximately 100 in the United States and Canada, and 125 throughout the rest of the world.

The charges of $14 million recorded in the first quarter of 2013 included $5 million applicable to the Digital Printing and Enterprise Segment, $5 million applicable to the Graphics, Entertainment and Commercial Films Segment, $(1) million applicable to the Personalized and Document Imaging Segment, and $5 million that was applicable to manufacturing, research and development, and administrative functions, which are shared across all segments.

As a result of these initiatives, the majority of the severance will be paid during periods through the first half of 2013.  However, in some instances, the employees whose positions were eliminated can elect or are required to receive their payments over an extended period of time.  In addition, certain exit costs, such as long-term lease payments, will be paid over periods throughout 2013 and beyond.

NOTE 13:  RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of the net periodic benefit cost for all major funded and unfunded U.S. and Non-U.S. defined benefit plans for the three months ended March 31, 2013 and 2012 are as follows:

	Three Months Ended
	March 31,
(in millions)	2013		2012

	U.S.	Non-U.S.	U.S.	Non-U.S.
Major defined benefit plans:
Service cost	$8	$2	$12	$4
Interest cost	43	36	54	39
Expected return on plan assets	(87)	(40)	(97)	(44)
Amortization of:
Recognized prior service cost	-	1	-	1
Recognized net actuarial loss	49	21	43	17
Pension expense before special termination benefits	13	20	12	17
Special termination benefits	-	-	54	-
Net pension expense	13	20	66	17
Other plans including unfunded plans	-	6	-	4
Total net pension expense from continuing operations	$13	$26	$66	$21

For the three months ended March 31, 2012, $54 million of special termination benefits charges were incurred as a result of Kodak’s restructuring actions.  These charges have been included in Restructuring costs and other in the Consolidated Statement of Operations.

Kodak made contributions (funded plans) or paid benefits (unfunded plans) totaling approximately $13 million relating to its major U.S. and non-U.S. defined benefit pension plans for the three months ended March 31, 2013.  The Company forecasts its contribution (funded plans) and benefit payment (unfunded plans) requirements for its major U.S. and non-U.S. defined benefit pension plans for the balance of 2013 to be approximately $23 million, exclusive of any payments to be determined through the Bankruptcy Proceedings for the U.S. non-qualified pension plans, as well as any payments to be made to the KPP as a part of the Global Settlement agreement reached with the Trustee of the KPP.

Postretirement benefit costs for the Company's U.S. and Canada postretirement benefit plans, which represent the Company's major postretirement plans, include:

	Three Months Ended
	March 31,
(in millions)	2013	2012

Service cost	$-	$-
Interest cost	1	13
Amortization of:
Prior service credit	(28)	(19)
Recognized net actuarial loss	1	8
Total net postretirement benefit (income) expense	$(26)	$2

Kodak paid benefits totaling approximately $3 million relating to its U.S. and Canada postretirement benefit plans for the three months ended March 31, 2013.  Kodak expects to pay benefits of approximately $13 million for these postretirement plans for the remainder of 2013.

The change in net postretirement benefit expense from the three months ended March 31, 2012 to the three months ended March 31, 2013 is primarily the result of modification, in 2012, of benefits provided by the U.S. postretirement benefit plan.

NOTE 14:  OTHER OPERATING (INCOME) EXPENSES, NET

	Three Months Ended
	March 31,
(in millions)	2013	2012

(Income) expenses:
Gain on sale of digital imaging patent portfolio	$(535)	-
Goodwill impairment (1)	77	-
Gain on sale of property in Mexico (2)	(34)	-
Other	(2)	(2)
Total	$(494)	$(2)

(1) Refer to Note 7, “Goodwill", in the Notes to Financial Statements.

(2) In March 2012, Kodak sold a property in Mexico for approximately $41 million and leased back the property for a one-year term.  The pre-tax gain on the property sale of approximately $34 million was deferred and no gain was recognizable upon the closing of the sale as Kodak had continuing involvement in the property for the remainder of the lease term.  The deferred pre-tax gain was reported in Other current liabilities in the Consolidated Statement of Financial Position as of December 31, 2012.

NOTE 15:  EARNINGS PER SHARE

Basic earnings per share computations are based on the weighted-average number of shares of common stock outstanding during the year.  Weighted-average basic shares outstanding for the three months ended March 31, 2013 were 272.5 million.

Kodak reported earnings from continuing operations for the quarter ended March 31, 2013.  However, no additional shares of Kodak’s common stock from unvested share-based awards would have been included in the computation of diluted earnings per share since they were all anti-dilutive.  Potential shares of Kodak’s common stock related to the assumed conversion of (1) approximately 7.6 million outstanding employee stock options, (2) approximately 40.0 million outstanding detachable warrants to purchase common shares, and (3) approximately $400 million of convertible senior notes due 2017 were excluded from the computation of diluted earnings per share, as these securities were anti-dilutive.

As a result of the net loss from continuing operations presented for the three months ended March 31, 2012, Kodak calculated diluted earnings per share using weighted-average basic shares outstanding for that period, as utilizing diluted shares would be anti-dilutive to loss per share.  Weighted-average basic shares outstanding for the three months ended March 31, 2012 were 271.1 million.

If Kodak had reported earnings from continuing operations for the quarter ended March 31, 2012, no additional shares of Kodak’s common stock from unvested share-based awards would have been included in the computation of diluted earnings per share since they were all anti-dilutive.  Potential shares of Kodak’s common stock related to the assumed conversion of (1) approximately 13.1 million outstanding employee stock options, (2) approximately 40.0 million outstanding detachable warrants to purchase common shares, and (3) approximately $400 million of convertible senior notes due 2017 would still have been excluded from the computation of diluted earnings per share, as these securities were anti-dilutive.

NOTE 16:  SHAREHOLDERS' EQUITY

Kodak has 950 million shares of authorized common stock with a par value of $2.50 per share, of which 391 million shares had been issued as of March 31, 2013 and December 31, 2012.  Treasury stock at cost consisted of approximately 118 million and 119 million shares as of March 31, 2013 and December 31, 2012, respectively.

NOTE 17:  ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The changes in Accumulated other comprehensive income (loss) by component, net of tax, were as follows:

(in millions)	Three Months Ended March 31, 2013

	Unrealized Gains (Losses) Related to Available-for-Sale Securities	Unrealized Gains (Losses) from Hedging Activity	Currency Translation Adjustments	Pension and Other Postretirement Benefit Plan Obligation Changes	Total
Beginning balance	$1	$(2)	$318	$(2,933)	$(2,616)
Other comprehensive income before reclassifications	-	-	31	1	32
Amounts reclassified from accumulated other comprehensive income	-	-	-	40	40
Net current-period other comprehensive income	-	-	31	41	72
Ending balance	$1	$(2)	$349	$(2,892)	$(2,544)

The following amounts were reclassified out of Accumulated other comprehensive income:

(in millions)	Three Months Ended
	March 31, 2013

Details about Accumulated other comprehensive income components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statement of Operations

Pension and other postretirement benefit obligation changes:
Amortization of prior-service cost (credit)	$(27)	(a)
Amortization of actuarial losses	71	(a)
Recognition of losses due to settlements	3	(a)
	47		Total before tax
	7		Tax provision
Reclassifications for the period	$40		Net of tax

(a) See Note 13, "Retirement Plans and Other Postretirement Benefits," regarding the pensions and other postretirement plan obligation changes.

NOTE 18:  SEGMENT INFORMATION

Current Segment Reporting Structure

Effective in the third quarter of 2012, the Company has three reportable segments:  the Graphics, Entertainment and Commercial Films Segment, the Digital Printing and Enterprise Segment, and the Personalized and Document Imaging Segment.  Effective in the first quarter of 2013, the Intellectual Property and Brand Licensing strategic product group is reported in the Graphics, Entertainment and Commercial Films segment.  The Intellectual Property and Brand Licensing strategic product group was previously reported in the Personalized and Document Imaging segment.  Prior period segment results have been revised to conform to the current period segment reporting structure.  A description of the reportable segments follows.

Graphics, Entertainment and Commercial Films: The Graphics, Entertainment and Commercial Films Segment encompasses Graphics, Entertainment Imaging & Commercial Films, and Kodak’s intellectual property and brand licensing activities.  Product and service offerings include; commercial print, direct mail, book publishing, newspapers and magazines, packaging, motion picture entertainment, printed electronics, and the aerial and industrial products.  On February 1, 2013, Kodak sold certain digital imaging patents.

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

Personalized and Document Imaging:  The Personalized and Document Imaging Segment encompasses Personalized Imaging and Document Imaging products and services.

Segment financial information is shown below:
	Three Months Ended March 31,
(in millions)	2013	2012

Net sales from continuing operations:

Graphics, Entertainment & Commercial Films	$387	$382
Digital Printing and Enterprise	197	216
Personalized and Document Imaging	265	330
Consolidated total	$849	$928

	Three Months Ended March 31,
(in millions)	2013	2012

Earnings (loss) from continuing operations before interest expense, other income (charges), net, reorganization items, net, and income taxes:

Graphics, Entertainment and Commercial Films	$38	$(84)
Digital Printing and Enterprise	(8)	(89)
Personalized and Document Imaging	(9)	(9)
Total of reportable segments	21	(182)
Restructuring costs and other	(14)	(81)
Corporate components of pension and OPEB expense (1)	(29)	(30)
Other operating income (expenses), net	494	2
Legal contingencies, settlements and other	-	4
Loss on early extinguishment of debt, net	(6)	(7)
Interest expense	(30)	(36)
Other income (charges), net	(14)	3
Reorganization items, net	(120)	(88)
Consolidated earnings (loss) from continuing operations before income taxes	$302	$(415)

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

(in millions)	As of March 31, 2013	As of December 31, 2012

Segment total assets:

Graphics, Entertainment and Commercial Films	$1,204	$1,175
Digital Printing and Enterprise	480	493
Personalized and Document Imaging	698	934
Total of reportable segments	2,382	2,602
Cash and marketable securities	1,179	1,139
Deferred income tax assets	535	545
Consolidated total assets	$4,096	$4,286

NOTE 19:  FINANCIAL INSTRUMENTS

The following table presents the carrying amounts, estimated fair values, and location in the Consolidated Statement of Financial Position for Kodak’s financial instruments:
			Value Of Items Recorded At Fair Value
(in millions)			As of March 31, 2013
			Total	Level 1	Level 2	Level 3
ASSETS
Marketable securities
Short-term available-for-sale	Other current assets		$5	$5	$-	$-
Long-term available-for-sale	Other long-term assets		7	7	-	-

Derivatives
Short-term foreign exchange contracts	Receivables, net		3	-	3	-

LIABILITIES

Derivatives
Short-term foreign exchange contracts	Other current liabilities		1	-	1	-

			Value Of Items Not Recorded At Fair Value
			As of March 31, 2013
			Total	Level 1	Level 2	Level 3
ASSETS
Marketable securities

Long-term held-to-maturity	Other long-term assets	Carrying value	$23	$23	$-	$-
		Fair value	23	23	-	-
LIABILITIES
Debt
Short-term debt	Short-term borrowings and current portion of long-term debt	Carrying value	862	-	862	-
		Fair value	874	-	874	-

Long-term debt	Long-term debt, net of current portion	Carrying value	370	-	370	-
		Fair value	303	-	303	-

Debt subject to compromise	Liabilities subject to compromise	Carrying value	683	-	683	-
		Fair value	86	-	86	-

Kodak does not utilize financial instruments for trading or other speculative purposes.

Fair Value

The fair values of marketable securities are determined using quoted prices in active markets for identical assets (Level 1 fair value measurements).  Fair values of Kodak’s forward contracts are determined using other observable inputs (Level 2 fair value measurements), and are based on the present value of expected future cash flows (an income approach valuation technique) considering the risks involved and using discount rates appropriate for the duration of the contracts.  Transfers between levels of the fair value hierarchy are recognized based on the actual date of the event or change in circumstances that caused the transfer.  There were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2013.

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

(in millions)	Three Months Ended
	March 31,
	2013	2012

Net loss	$(9)	$(7)

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

Kodak’s financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments.  Kodak manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties.  Kodak has procedures to monitor the credit exposure amounts.  The maximum credit exposure at March 31, 2013 was not significant to Kodak.

In the event of a default under the Company’s Amended and Restated Senior DIP Credit Agreement, or Junior DIP Credit Agreement, or one of the Company’s Indentures (already in default), or a default under any derivative contract or similar obligation of Kodak, subject to certain minimum thresholds, the derivative counterparties would have the right, although not the obligation, to require immediate settlement of some or all open derivative contracts at their then-current fair value, but with liability positions netted against asset positions with the same counterparty.  At March 31, 2013, Kodak had open derivative contracts in liability positions with a total fair value of $1 million.

The location and amounts of pre-tax gains and losses related to derivatives reported in the Consolidated Statement of Operations are shown in the following tables:

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI Into Cost of Sales (Effective Portion)		Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(in millions)	For the three months ended March 31,		For the three months ended March 31,		For the three months ended March 31,
	2013	2012	2013	2012	2013	2012

Commodity contracts	$-	$1	$-	$(2)	$-	$-

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative
(in millions)		For the three months ended March 31,
		2013	2012

Foreign exchange contracts	Other income (charges), net	$2	$(8)

Foreign Currency Forward Contracts

Kodak’s foreign currency forward contracts used to mitigate currency risk related to existing foreign currency denominated assets and liabilities are not designated as hedges, and are marked to market through net (loss) earnings at the same time that the exposed assets and liabilities are remeasured through net (loss) earnings (both in Other income (charges), net in the Consolidated Statement of Operations).  The notional amount of such contracts open at March 31, 2013 was approximately $772 million.  The majority of the contracts of this type held by Kodak are denominated in euros and Swiss francs.

Silver Forward Contracts

Kodak may enter into silver forward contracts that are designated as cash flow hedges of commodity price risk related to forecasted purchases of silver.  Kodak had no open hedges as of March 31, 2013.

In January 2012, Kodak terminated all its existing hedges at a loss of $5 million.  These hedges were designated as secured agreements under the Second Amended and Restated Credit Agreement and needed to be settled prior to the termination of that facility in conjunction with the Company’s Original Senior DIP Credit Agreement.  Hedge gains and losses related to these silver forward contracts are reclassified into Cost of sales in the Consolidated Statement of Operations as the related silver containing products are sold to third parties.  These gains or losses transferred to Cost of sales are generally offset by increased or decreased costs of silver purchased in the open market.  As of March 31, 2013, there were no existing gains or losses to be reclassified to Cost of sales within the next twelve months.

NOTE 20:  DISCONTINUED OPERATIONS

Discontinued operations of Kodak include the digital capture and devices business, Kodak Gallery, and other miscellaneous businesses.

The significant components of revenues and loss from discontinued operations, net of income taxes, are as follows:

	Three Months Ended March 31,
(in millions)	2013	2012

Revenues from Digital Capture and Devices operations	$3	$18
Revenues from Kodak Gallery operations	-	14
Revenues from other discontinued operations	-	4
Total revenues from discontinued operations	$3	$36

Pre-tax loss from Digital Capture and Devices operations	$-	$(50)
Pre-tax loss from Kodak Gallery operations	-	(6)
Pre-tax loss from other discontinued operations	(16)	(4)
Benefit for income taxes related to discontinued operations	(4)	(4)
Loss from discontinued operations, net of income taxes	$(12)	$(56)

NOTE 21:  CONDENSED COMBINED DEBTOR-IN-POSSESSION FINANCIAL INFORMATION

The financial statements below represent the condensed combined financial statements of the Debtors.  Effective January 1, 2012, the Non-Filing Entities are accounted for as non-consolidated subsidiaries in these financial statements and, as such, their net earnings (loss) are included as “Equity in earnings (loss) of non-filing entities, net of tax” in the Debtors’ Statement of Operations and their net assets are included as “Investment in non-filing entities” in the Debtors’ Statement of Financial Position.

Intercompany transactions among the Debtors have been eliminated in the financial statements contained herein.  Intercompany transactions among the Debtors and the Non-Filing Entities have not been eliminated in the Debtors’ financial statements.

DEBTORS’ STATEMENT OF OPERATIONS
	Three Months Ended
(in millions)	March 31, 2013	March 31, 2012

Net sales
Products	$308	$369
Services	85	93
Licensing & royalties	34	(58)
Total net sales	$427	$404
Cost of sales
Products	$301	$397
Services	63	83
Total cost of sales	$364	$480
Gross profit	$63	$(76)
Selling, general and administrative expenses	70	107
Research and development costs	31	49
Restructuring costs and other	7	62
Other operating (income) expenses, net	(463)	(2)
Earnings (loss) from continuing operations before interest expense, other income (charges), net, reorganization items, net and income taxes	418	(292)
Interest expense (contractual interest for the three months ended March 31, 2013 and 2012 of $40 and $46, respectively)	28	36
Loss on early extinguishment of debt	6	7
Other income (charges), net	6	2
Reorganization items, net	120	88
Earnings (loss) from continuing operations before income taxes	270	(421)
Benefit for income taxes	(9)	(135)
Earnings (loss) from continuing operations	279	(286)
Loss from discontinued operations, net of income taxes	-	(41)
NET EARNINGS (LOSS) ATTRIBUTABLE TO DEBTOR ENTITIES	279	(327)
Equity in earnings (loss) of non-filing entities, net of tax	4	(39)
NET EARNINGS (LOSS) ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$283	$(366)

DEBTORS’ STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(in millions)	Three Months Ended
	March 31, 2013	March 31, 2012

NET EARNINGS (LOSS) ATTRIBUTABLE TO DEBTOR ENTITIES	$279	$(327)
Other comprehensive income (loss), net of tax:
Realized and unrealized gains from hedging activity, net of tax of $0 and $1 for the three months ended March 31, 2013, and 2012, respectively	-	2
Unrealized gain from investment, net of tax of $0 for the three months ended March 31, 2013 and 2012	-	1
Currency translation adjustments	1	1
Pension and other postretirement benefit plan obligation activity, net of tax of $0 and $12 for the three months ended March 31, 2013 and 2012, respectively	22	20
Total comprehensive income (loss), net of tax	$302	$(303)

DEBTORS’ STATEMENT OF RETAINED EARNINGS

(in millions)	Three Months Ended
	March 31, 2013	March 31, 2012

Retained earnings at beginning of period	$3,378	$4,845
Net earnings (loss) and change in equity in earnings (loss) of non-filing entities attributable to Debtor Entities	306	(335)
Loss from issuance of treasury stock	(31)	(60)
Retained earnings at end of period	$3,653	$4,450

DEBTORS’ STATEMENT OF FINANCIAL POSITION

(in millions)	As of	As of
ASSETS	March 31, 2013	December 31, 2012
Current Assets
Cash and cash equivalents	$407	$337
Receivables, net	197	201
Receivables and advances from non-filing entities, net	163	159
Inventories, net	283	285
Other current assets	56	53
Total current assets	1,106	1,035
Property, plant and equipment, net of accumulated depreciation of $3,275 and $3,294, respectively	391	426
Goodwill	67	144
Investment in non-filing entities	1,989	1,964
Other long-term assets	36	17
TOTAL ASSETS	$3,589	$3,586
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities
Accounts payable, trade	$184	$192
Short-term borrowings and current portion of long-term debt	822	659
Other current liabilities	371	493
Total current liabilities	1,387	1,344
Long-term debt, net of current portion	370	740
Other long-term liabilities	273	293
Liabilities subject to compromise	2,940	2,909

Total Liabilities	4,960	5,286

Equity (Deficit)
Common stock, $2.50 par value	978	978
Additional paid in capital	1,104	1,105
Retained earnings	3,653	3,378
Accumulated other comprehensive loss	(1,393)	(1,415)
	4,342	4,046
Less: Treasury stock, at cost	(5,713)	(5,746)
Total Eastman Kodak Company shareholders’ deficit	(1,371)	(1,700)
Noncontrolling interests	-	-
Total deficit	(1,371)	(1,700)

TOTAL LIABILITIES AND DEFICIT	$3,589	$3,586

DEBTORS’ STATEMENT OF CASH FLOWS

	Three Months Ended
(in millions)	March 31, 2013	March 31, 2012

Cash flows from operating activities:
Net earnings (loss) attributable to debtor entities	$279	$(327)
Adjustments to reconcile to net cash used in operating activities:
Loss from discontinued operations, net of income taxes	-	41
Depreciation and amortization	32	42
Gain on sales of businesses/assets	(535)	-
Loss on early extinguishment of debt	6	7
Non-cash restructuring costs, asset impairments and other charges	79	-
Non-cash reorganization items, net	62	39
(Benefit) provision for deferred income taxes	(4)	6
Increase in receivables	(3)	(126)
Decrease (increase) in inventories	2	(28)
(Decrease) increase in liabilities excluding borrowings	(149)	494
Other items, net	(6)	(217)
Total adjustments	(516)	258
Net cash used in continuing operations	(237)	(69)
Net cash (used in) provided by discontinued operations	(9)	9
Net cash used in operating activities	(246)	(60)
Cash flows from investing activities:
Additions to properties	(2)	(6)
Proceeds from sales of businesses/assets	534	-
Marketable securities - sales	15	28
Marketable securities - purchases	(17)	(28)
Net cash provided by investing activities	530	(6)
Cash flows from financing activities:
Proceeds from DIP credit agreements	450	686
Repayment of term loans under Original Senior DIP Credit Agreement	(664)	(110)
Reorganization items	-	(33)
Net cash (used in) provided by financing activities	(214)	543
Effect of exchange rate changes on cash	-	-
Net increase in cash and cash equivalents	70	477
Cash and cash equivalents, beginning of period	337	184
Cash and cash equivalents, end of period	$407	$661

The following table reflects pre-petition liabilities that are subject to compromise for the Debtors:

	As of	As of
(in millions)	March 31,	December 31,
	2013	2012

Accounts payable	$281	$283
Debt	683	683
Pension obligations	749	785
Settlements	802	710
Payables and advances to non-filing entities	194	193
Other liabilities subject to compromise	231	255
Liabilities subject to compromise	$2,940	$2,909

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

The Bankruptcy Filing is intended to permit the Company to reorganize and increase liquidity in the U.S. and abroad, monetize non-strategic intellectual property and businesses, fairly resolve legacy liabilities, and focus on the most valuable business lines to enable sustainable profitability.  The Debtors’ goal is to develop and implement a plan of reorganization that meets the standards for confirmation under the Bankruptcy Code.

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

•
In February 2013, Kodak received approximately $530 million related to the sale and licensing of certain of its intellectual property assets and repaid approximately $419 million of the outstanding term loan under the Original Senior DIP Credit Agreement.

•
On March 22, 2013, the Company entered into a junior secured priming super-priority debtor-in-possession term loan agreement in an aggregate amount of $848 million.  In connection with entering into the new financing, the Company repaid the term loans, in full, outstanding under its Amended and Restated Senior DIP Credit Agreement. The Junior DIP Credit Agreement allows for a conversion of up to $654 million of the loans, upon emergence from chapter 11, into permanent exit financing, subject to certain conditions.

•
On April 26, 2013, Eastman Kodak Company, KPP Trustees Limited (“Trustee”), Kodak Limited (the “Subsidiary”) and certain other Kodak entities entered into a global settlement that resolves all liabilities of the Kodak group with respect to the Kodak Pension Plan in the United Kingdom (the “KPP”) (the “Global Settlement”).  The Global Settlement involves the following key elements: (i) the Subsidiary will pay a cash payment of at least $120 million which will be applied to reduce Kodak Limited’s pension liabilities to the KPP (the “KL Payments”); (ii) the extinguishment of the Subsidiary’s remaining obligations to the KPP in connection with a “regulated apportionment arrangement” under English law; (iii) the acquisition by the KPP (or one or more designated companies owned by the KPP) of Kodak’s Personalized Imaging and Document Imaging businesses with consideration including at least $445 million settled in cash (the “KPP Purchase”) of which no more than $325 million will come from KPP assets, excluding the KL Payments; (iv) the approval by the Pension Regulator of the United Kingdom (the “Regulator”) of a clearance application filed by Kodak and its affiliates stating that, after giving effect to the Global Settlement, it would be unreasonable for the Regulator to issue to any of the applicants a “financial support direction” or “contribution notice” with respect to any remaining funding shortfall that may affect the KPP.  Such approval was granted by the Regulator on April 26, 2013; and (v) a release by Kodak, the KPP Trustee, Kodak Limited and other applicable entities with respect to all other liabilities relating to the KPP.

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

While revenue declined for the three months ended March 31, 2013 from the comparable prior year period primarily due to volume declines across all segments, gross profit percentages have increased and selling, general and administrative and research and development expenses have declined from the prior year comparable period. Kodak continues its focus on profitability, including leveraging the bankruptcy process to negotiate more favorable supplier and customer contract terms.  Additionally, the Company recognized a $535 million gain on the sale of its digital imaging patent portfolio during the first quarter of 2013.  The cost of the bankruptcy proceedings continues to negatively impact earnings.

CURRENT KODAK OPERATING MODEL AND REPORTING STRUCTURE

Effective in the third quarter of 2012, the Company has three reportable segments:  the Graphics, Entertainment and Commercial Films Segment, the Digital Printing and Enterprise Segment, and the Personalized and Document Imaging Segment.  Effective in the first quarter of 2013, the Intellectual Property and Brand Licensing strategic product group is reported in the Graphics, Entertainment and Commercial Films segment.  The Intellectual Property and Brand Licensing strategic product group was previously reported in the Personalized and Document Imaging segment.  Prior period segment results have been revised to conform to the current period segment reporting structure.  A description of the reportable segments follows.  Within each of the Company’s reportable segments are various components, or Strategic Product Groups (SPGs).  Throughout the remainder of this document, references to the segments’ SPGs are indicated in italics.  A description of the segments is as follows:

Graphics, Entertainment and Commercial Films Segment: The Graphics, Entertainment and Commercial Films Segment provides commercial digital and traditional product and service offerings, and also includes Kodak’s intellectual property and brand licensing activities.  The Graphics, Entertainment and Commercial Films Segment encompasses the following SPGs.  Products and services included within each SPG are identified below.

Graphics includes prepress solutions, which includes equipment, plates, chemistry, and related services, and workflow software and digital controllers.

Entertainment Imaging & Commercial Films includes entertainment imaging products and services; aerial and industrial film products; film for the production of printed circuit boards; and chemical and film base sales.

Intellectual Property & Brand Licensing includes the licensing activities related to digital imaging products and branded licensed products.  On February 1, 2013, Kodak sold certain digital imaging patents.

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

Personalized and Document Imaging Segment:  The Personalized and Document Imaging Segment provides consumer digital and traditional imaging products and service offerings and document scanning products and services.  The Personalized and Document Imaging Segment encompasses the following SPGs.  Products and services included within each SPG are identified below.

Personalized Imaging includes retail systems solutions, paper and output systems, event imaging solutions and consumer film.

Document Imaging includes document scanning products and services and related maintenance offerings.

Kodak has announced its decision to sell its Personalized Imaging and Document Imaging businesses.  On April 15, 2013, Eastman Kodak Company, on behalf of itself and its bankruptcy estate, entered into an asset purchase agreement with Brother Industries, Ltd. (“Brother”), pursuant to which Brother will acquire certain assets, and will assume certain obligations, primarily related to Kodak’s Document Imaging business through a supervised sale under Section 363 of the Bankruptcy Code.  On April 26, 2013, Eastman Kodak Company, on behalf of itself and its bankruptcy estate, entered into a stock and an asset purchase agreement with the Trustee of the KPP pursuant to which the Trustee of the KPP will acquire certain assets, and will assume certain liabilities, of Kodak’s Personalized Imaging and Document Imaging businesses.  Due to the agreement with the Trustee, Kodak has withdrawn its motion in the Bankruptcy Court seeking approval of the Agreement with Brother.

Net Sales from Continuing Operations by Reportable Segment

	Three Months Ended March 31,
(dollars in millions)			%	Foreign Currency
	2013	2012	Change	Impact*
Graphics, Entertainment and Commercial Films
Inside the U.S.	$123	$54	+128%	0%
Outside the U.S.	264	328	-20	-2
Total Graphics, Entertainment and Commercial Films	387	382	+1	-1

Digital Printing and Enterprise
Inside the U.S.	93	109	-15	0
Outside the U.S.	104	107	-3	-2
Total Digital Printing and Enterprise	197	216	-9	-1

Personalized and Document Imaging
Inside the U.S.	93	101	-8	0
Outside the U.S.	172	229	-25	-1
Total Personalized and Document Imaging	265	330	-20	-1

Consolidated
Inside the U.S.	309	264	+17	0
Outside the U.S.	540	664	-19	-2
Consolidated Total	$849	$928	-9%	-1%

* Represents the percentage change in segment net sales for the period that is attributable to foreign currency fluctuations.

Earnings (loss) from Continuing Operations Before Interest Expense, Other Income (Charges), Net, Reorganization Items, Net, and Income Taxes by Reportable Segment

	Three Months Ended March 31,
(dollars in millions)	2013	2012	Change

Graphics, Entertainment and Commercial Films	$38	$(84)	+145%
Digital Printing and Enterprise	(8)	(89)	+91%
Personalized and Document Imaging	(9)	(9)	+0%
Total	$21	$(182)	+112%
Percent of Sales	2%	(20)%

Restructuring costs and other	(14)	(81)
Corporate components of pension and OPEB expense (1)	(29)	(30)
Other operating income (expenses), net	494	2
Legal contingencies, settlements and other	-	4
Loss on early extinguishment of debt, net	(6)	(7)
Interest expense	(30)	(36)
Other income (charges), net	(14)	3
Reorganization items, net	(120)	(88)
Consolidated earnings (loss) from continuing operations before income taxes	$302	$(415)	+173%

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

FIRST QUARTER OF 2013 COMPARED WITH FIRST QUARTER OF 2012

RESULTS OF OPERATIONS – CONTINUING OPERATIONS

CONSOLIDATED

(in millions)	Three Months Ended
	March 31,
	2013	% of Sales	2012	% of Sales	% Change

Net sales	$849		$928		-9%
Cost of sales	664		868		-24%
Gross profit	185	22%	60	6%	208%
Selling, general and administrative expenses	160	19%	209	23%	-23%
Research and development costs	35	4%	60	6%	-42%
Restructuring costs and other	12		80		85%
Other operating (income) expenses, net	(494)		(2)		24600%
Earnings (loss) from continuing operations before interest expense, other income (charges), net, reorganization items, net and income taxes	472	56%	(287)	-31%	264%
Interest expense	30		36		-17%
Loss on early extinguishment of debt, net	6		7
Other income (charges), net	(14)		3
Reorganization items, net	120		88
Earnings (loss) from continuing operations before income taxes	302		(415)		173%
Provision (benefit) for income taxes	7		(105)
Earnings (loss) from continuing operations	295	35%	(310)	-33%	195%
Loss from discontinued operations, net of income taxes	(12)		(56)
NET EARNINGS (LOSS) ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$283		$(366)		177%

	Three Months Ended
	March 31,		Percent Change vs. 2012
	2013 Amount	Change vs. 2012	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net sales	$849	-9%	-18%	10%	-1%	n/a

Gross profit margin	22%	16pp	n/a	14pp	0pp	2pp

Revenues

For the three months ended March 31, 2013, net sales decreased approximately 9% compared with the same period in 2012 primarily due to volume declines across all segments (-18%), partially offset by favorable price/mix in the Graphics, Entertainment & Commercial Films segment (+12%).  See segment discussions below for additional information.

Included in first quarter 2013 revenues was a non-recurring intellectual property licensing agreement.  This licensing agreement contributed approximately $31 million to revenues in the first quarter of 2013.  There was a $61 million license revenue reduction reflecting sharing, with licensees, of the withholding tax refund received in the first quarter of 2012 (refer to Note 9, “Income Taxes” for additional information).

Gross Profit

The increase in gross profit percent for the three months ended March 31, 2013 as compared with the prior year quarter was due to favorable price/mix in the Graphics, Entertainment & Commercial Films segment (+10pp) and the Digital Printing and Enterprise segment, primarily due to price/mix improvements within Consumer Inkjet Systems (+4pp).  See segment discussions below for additional details.

Included in first quarter 2013 revenues was a non-recurring intellectual property licensing agreement.  This licensing agreement contributed approximately $31 million to revenues in the first quarter of 2013.  There was a $61 million license revenue reduction reflecting sharing, with licensees, of the withholding tax refund received in the first quarter of 2012 (refer to Note 9, “Income Taxes” for additional information).

Selling, General and Administrative Expenses

The decrease in consolidated selling, general and administrative expenses (SG&A) for the three months ended March 31, 2013 as compared with the prior year period were the result of cost reduction actions.

Research and Development Costs

The decrease in research and development costs (R&D) for the three months ended March 31, 2013 as compared with the prior year period was primarily attributable to cost reduction actions.

Restructuring Costs and Other

These costs, as well as the restructuring costs reported in Cost of sales, are discussed under the "RESTRUCTURING COSTS AND OTHER" section.

Other Operating (Income) Expenses, Net

For details, refer to Note 14, “Other Operating (Income) Expenses, Net.”

Reorganization Items, Net

For details, refer to Note 4, “Reorganization Items, Net.”

Income Tax Provision (Benefit)

(in millions)	Three Months Ended
	March 31,
	2013	2012
Earnings (loss) from continuing operations before income taxes	$302	$(415)
Provision (benefit) for income taxes	$7	$(105)
Effective tax rate	2.3%	25.3%

The change in the Company’s effective tax rate from continuing operations for the quarter is primarily attributable to: (1) a decrease as a result of losses generated in the U.S. and certain jurisdictions outside the U.S. for which no benefit was recognized due to management’s conclusion that it was more likely than not that the tax benefits would not be realized, (2) a benefit as a result of the Company reaching a settlement with a taxing authority in a location outside the U.S. in the three months ended March 31, 2012, (3) a decrease as a result of the establishment of a deferred tax asset valuation allowance in certain jurisdictions outside the U.S. in the three months ended March 31, 2012, (4) an increase as a result of tax accounting impacts related to items reported in Accumulated other comprehensive loss in the Consolidated Statement of Financial Position in the three months ended March 31, 2012, (5) a provision as a result of withholding taxes on the sale of intellectual property in the three month ended March 31, 2013 and (6) a benefit associated with the tax impact of the goodwill impairment recognized in the three months ended March 31, 2013.

Discontinued Operations

For details, refer to Note 20, “Discontinued Operations.”

GRAPHICS, ENTERTAINMENT AND COMMERCIAL FILMS SEGMENT

(in millions)	Three Months Ended
	March 31,
	2013	% of Sales	2012	% of Sales	% Change

Net sales	$387		$382		1%
Cost of sales	290		380		-24%
Gross profit	97	25%	2	1%	4750%
Selling, general and administrative expenses	54	14%	76	20%	-29%
Research and development costs	5	1%	10	3%	-50%
Earnings (loss) from continuing operations before interest expense, other income (charges), net and income taxes	$38	10%	$(84)	-22%	145%

	Three Months Ended
	March 31,		Percent Change vs. 2012
	2013 Amount	Change vs. 2012	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net sales	$387	1%	-26%	29%	-2%	n/a

Gross profit margin	25%	24pp	n/a	24pp	-1pp	1pp

Revenues

The increase in the Graphics, Entertainment and Commercial Films Segment net sales of approximately 1% for the quarter was primarily due to increased revenue within Intellectual Property and Brand Licensing (+24%), as well as favorable price/mix within Entertainment Imaging and Commercial Films (+5%) due to pricing actions impacting the current year quarter.  Partially offsetting these improvements were volume declines within Entertainment Imaging & Commercial Films (-13%), largely attributable to reduced demand, and within Graphics (-13%), largely attributable to lower demand for digital plates.

Included in first quarter 2013 revenues was a non-recurring intellectual property licensing agreement.  This licensing agreement contributed approximately $31 million to revenues in the first quarter of 2013.  There was a $61 million license revenue reduction reflecting sharing, with licensees, of the withholding tax refund received in the first quarter of 2012 (refer to Note 9, “Income Taxes” for additional information).

Gross Profit

The increase in the Graphics, Entertainment and Commercial Films Segment gross profit percent for the three months ended March 31, 2013 was primarily attributable to favorable price/mix within Intellectual Property and Brand Licensing (+20pp).  Also contributing to the improvement was favorable price/mix within Entertainment Imaging & Commercial Films (+2pp) driven by the impact of pricing actions as noted above, and manufacturing cost improvements in Graphics (+2pp) due to cost reduction and productivity initiatives.

Included in first quarter 2013 revenues was a non-recurring intellectual property licensing agreement.  This licensing agreement contributed approximately $31 million to revenues in the first quarter of 2013.  There was a $61 million license revenue reduction reflecting sharing, with licensees, of the withholding tax refund received in the first quarter of 2012 (refer to Note 9, “Income Taxes” for additional information).

Selling, General and Administrative Expenses

The decrease in SG&A for the three months ended March 31, 2013 as compared with the prior year period was primarily attributable to cost reduction actions.

Research and Development Costs

The decrease in R&D for the three months ended March 31, 2013 as compared with the prior year period was primarily attributable to cost reduction actions.

DIGITAL PRINTING AND ENTERPRISE SEGMENT

(in millions)	Three Months Ended
	March 31,
	2013	% of Sales	2012	% of Sales	% Change

Net sales	$197		$216		-9%
Cost of sales	143		204		-30%
Gross profit	54	27%	12	6%	350%
Selling, general and administrative expenses	44	22%	65	30%	-32%
Research and development costs	18	9%	36	17%	-50%
Loss from continuing operations before interest expense, other income (charges), net and income taxes	$(8)	-4%	$(89)	-41%	91%

	Three Months Ended
	March 31,		Percent Change vs. 2012
	2013 Amount	Change vs. 2012	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net sales	$197	-9%	-8%	0%	-1%	n/a

Gross profit margin	27%	21pp	n/a	15pp	-2pp	8pp

Revenues

The decrease in the Digital Printing and Enterprise Segment net sales of approximately 9% for the quarter was primarily attributable to volume declines within Consumer Inkjet Systems (-6%), driven by lower consumer printer sales due to the focus on sales of ink to the existing installed base of printers.

Gross Profit

The increase in the Digital Printing and Enterprise Segment gross profit percent for the three months ended March 31, 2013 was primarily due to favorable price/mix within Consumer Inkjet Systems (+17pp), due to a greater proportion of consumer ink sales in the current year period.  Also contributing to the increase in gross profit percent was cost reductions within Digital Printing (+5pp) and Packaging and Functional Printing (+3pp).

Selling, General and Administrative Expenses

The decrease in SG&A for the three months ended March 31, 2013 as compared with the prior year period was primarily attributable to cost reduction actions.

Research and Development Costs

The decrease in R&D for the three months ended March 31, 2013 as compared with the prior year period was primarily attributable to cost reduction actions.

PERSONALIZED AND DOCUMENT IMAGING SEGMENT

(in millions)	Three Months Ended
	March 31,
	2013	% of Sales	2012	% of Sales	% Change

Net sales	$265		$330		-20%
Cost of sales	214		270		-21%
Gross profit	51	19%	60	18%	-15%
Selling, general and administrative expenses	49	18%	57	17%	-14%
Research and development costs	11	4%	12	4%	-8%
Earnings (loss) from continuing operations before interest expense, other income (charges), net and income taxes	$(9)	-3%	$(9)	-3%	0%

	Three Months Ended
	March 31,		Percent Change vs. 2012
	2013 Amount	Change vs. 2012	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net sales	$265	-20%	-16%	-3%	-1%	n/a

Gross profit margin	19%	1pp	n/a	2pp	-1pp	0pp

Revenues

The Personalized and Document Imaging Segment first quarter revenue decline of approximately 20% was primarily attributable to volume declines within Personalized Imaging largely due to competitive pressures for paper and output systems (-12%) and consumer film (-3%).

Gross Profit

The increase in gross profit percent for the three months ended March 31, 2013 was attributable to favorable price/mix in Personalized Imaging (+2pp) due to the impact of pricing actions in the current year quarter.

Selling, General and Administrative Expenses
The decrease in SG&A for the three months ended March 31, 2013 as compared with the prior year period was primarily attributable to cost reduction actions.

RESTRUCTURING COSTS AND OTHER

The Company recorded $14 million of charges, including $1 million of charges for accelerated depreciation and $1 million of charges for inventory write-downs, which were reported in Cost of sales in the accompanying Consolidated Statement of Operations for the three months ended March 31, 2013.  The remaining costs incurred of $12 million were reported as Restructuring costs and other in the accompanying Consolidated Statement of Operations for the three months ended March 31, 2013.  The severance and exit costs reserves require the outlay of cash, while long-lived asset impairments, accelerated depreciation and inventory write-downs represent non-cash items.

During the three months ended March 31, 2013, the Company made cash payments related to restructuring of approximately $38 million.

The charges of $14 million recorded in the first quarter of 2013 included $5 million applicable to the Digital Printing and Enterprise Segment, $5 million applicable to the Graphics, Entertainment and Commercial Films Segment, $(1) million applicable to the Personalized and Document Imaging Segment, and $5 million that was applicable to manufacturing, research and development, and administrative functions, which are shared across all segments.

The restructuring actions implemented in the first three months of 2013 are expected to generate future annual cash savings of approximately $20 million.  These savings are expected to reduce future annual Cost of sales and SG&A expenses by $14 million and $6 million, respectively.  The Company began realizing a portion of these savings in the first three months of 2013, and expects the majority of the annual savings to be in effect by the end of the first half of 2013 as actions are completed.

LIQUIDITY AND CAPITAL RESOURCES

	As of	As of
	March 31,	December 31,
(in millions)	2013	2012

Cash and cash equivalents	$1,174	$1,135

Cash Flow Activity

	Three Months Ended
(in millions)	March 31,
	2013	2012	Change
Cash flows from operating activities:
Net cash used in continuing operations	$(274)	$(98)	$(176)
Net cash provided by discontinued operations	1	30	(29)
Net cash used in operating activities	(273)	(68)	(205)

Cash flows from investing activities:
Net cash provided by (used in) investing activities	526	(10)	536

Cash flows from financing activities:
Net cash (used in) provided by financing activities	(214)	575	(789)

Effect of exchange rate changes on cash	-	3	(3)

Net increase in cash and cash equivalents	$39	$500	$(461)

Operating Activities

Net cash used in operating activities increased $205 million for the three months ended March 31, 2013 as compared with the corresponding period in 2012, primarily due to non-payment of certain pre-petition claims due to the Bankruptcy Filing in the prior year quarter and payment of the Second Lien interest in the current year quarter that was accrued and unpaid since the Bankruptcy Filing, partially offset by improved earnings in the current year quarter.

Investing Activities

Net cash provided by investing activities increased $536 million for the three months ended March 31, 2013 as compared with the three months ended March 31, 2012, primarily due to the increase in proceeds from sales of businesses/assets of $534 million.  Of this amount, the sale of the digital imaging patent portfolio contributed approximately $530 million.

Financing Activities

Net cash provided by financing activities decreased $789 million for the three months ended March 31, 2013 as compared with the corresponding period in 2012 due to the net pay-down of debt in the current year quarter of approximately $214 million compared with borrowing under the Original Senior DIP Credit Agreement in the prior year quarter.  Refer to discussion below for more details on current period financing activities.

Sources of Liquidity

Kodak historically used cash received from operations, including intellectual property licensing, and the sale of non-core assets to fund its investment in its growth businesses and its transformation from a traditional film manufacturing company to a digital technology company.  While Kodak develops its plan of reorganization, the need to invest in its businesses will be balanced with the need to improve liquidity.

Kodak is focusing on its most valuable business lines to enable sustained profitability.  During the third quarter of 2012 Kodak exited its digital capture and devices and Kodak Gallery businesses.  Kodak has also announced that, starting in 2013, its Consumer Inkjet business will solely consist of selling ink to its installed printer base.

One of the objectives of the Bankruptcy Filing is to resolve certain legacy liabilities that require significant uses of cash.  During 2012 and 2011, Kodak made contributions (funded plans) or paid benefits (unfunded plans) of $153 million and $217 million, respectively, relating to its major defined benefit pension and other postretirement benefit plans.  The decline in 2012 from 2011 is primarily due to the fact that the 2012 contribution to the Kodak Pension Plan (the “KPP”) in the United Kingdom was not made.  Kodak estimates contributions and benefit payments relating to its major defined benefit pension and other postretirement benefit plans in 2013 of $52 million, exclusive of any payments to be determined through the Bankruptcy Proceedings for the U.S. non-qualified pension plans, as well as any payments made to the KPP as a part of the Global Settlement agreement reached with the Trustee of the KPP.  The expected decline in 2013 from 2012 is primarily due to the discontinuation of U.S. retiree medical, dental, life insurance, and survivor income benefits (other than COBRA continuation coverage or conversion rights as required by the applicable benefit plans or applicable law) in 2013.  See Note 2, “Bankruptcy Proceedings,” in the Notes to the Financial Statements for additional information.

In connection with the Bankruptcy Filing, on January 20, 2012, the Company and Kodak Canada Inc. (the “Canadian Borrower” and, together with the Company, the “Borrowers”) entered into a Debtor-in-Possession Credit Agreement, as amended on January 25, 2012, March 5, 2012, April 26, 2012, December 19, 2012, and February 6, 2013 (the “ Original Senior DIP Credit Agreement”), with the U.S. subsidiaries of the Company (the “Subsidiary Guarantors”) and the Canadian Borrower signatory thereto, the lenders signatory thereto (the “Lenders”), Citigroup Global Markets Inc., as sole lead arranger and bookrunner, and Citicorp North America, Inc., as syndication agent, administration agent and co-collateral agent.  Pursuant to the terms of the Original Senior DIP Credit Agreement, the Lenders agreed to lend in an aggregate principal amount of up to $950 million, consisting of up to $250 million super-priority senior secured asset-based revolving credit facilities and an up to $700 million super-priority senior secured term loan facility.  On March 22, 2013, the Original Senior DIP Credit Agreement was amended and restated, pursuant to an Amendment Agreement (the “Amendment Agreement”) dated as of March 13, 2013 (the “Amended and Restated Senior DIP Credit Agreement”).

The Amended and Restated Senior DIP Credit Agreement reflected the pay-down in full of all term loans that were outstanding under the Original Senior DIP Credit Agreement as of March 22, 2013, in the amount of $222 million.  Previously, on February 1, 2013, Kodak entered into a series of agreements under which it received approximately $530 million of proceeds, net of withholding taxes, a portion of which was paid by intellectual property licensees and a portion of which was paid by the acquirers of Kodak’s digital imaging patent portfolio.  Approximately $419 million of the proceeds were used to prepay the term loan under the Original Senior DIP Credit Agreement.  The Company paid the remaining outstanding term loan balance, in full, upon entering into the Junior DIP Credit Agreement described below.  The Amended and Restated Senior DIP Credit Agreement also reflected certain other changes to the terms of the Original Senior DIP Credit Agreement, including (i) the extension of the maturity date from July 20, 2013 to September 30, 2013, (ii) the elimination of the Canadian revolving facility, which was not being used by the Company, the removal of the Canadian Borrower from the facility, and the reduction of the aggregate amount of the U.S. revolving credit commitments from $225 million to $200 million, (iii) removal of machinery and equipment from the borrowing base of the revolving facility, and (iv) revision of the existing financial covenants and modification of other covenants to match the terms of the Junior DIP Credit Agreement.

The Company must prepay the Amended and Restated Senior DIP Credit Agreement and cash-collateralize outstanding letters of credit with all net cash proceeds from sales of or casualty events relating to certain types of collateral consisting of accounts or inventory (as defined in the Amended and Restated Senior DIP Credit Agreement).  The Company has issued approximately $127 million of letters of credit under the revolving credit facility as of March 31, 2013.  Under the Amended and Restated Senior DIP Credit Agreement borrowing base calculation, the Company had approximately $29 million available under the revolving credit facility as of March 31, 2013.  Availability is subject to borrowing base availability, reserves and other limitations.

On March 22, 2013, the Company and the Subsidiary Guarantors entered into a Debtor-in-Possession Loan Agreement (the “Junior DIP Credit Agreement”) with the lenders signatory thereto (the “Lenders”) and Wilmington Trust, National Association, as agent.  Pursuant to the terms of the Junior DIP Credit Agreement, the Lenders provided the Company with term loan facilities in an aggregate principal amount of approximately $848 million consisting of approximately $473 million of new money term loans (the “New Money Loans”), with $450 million of net proceeds, and $375 million of junior term loans (the “Junior Loans”).  The Junior Loans were issued in exchange for the same principal amount of Second Lien Notes pursuant to an offer by the Company to holders of the outstanding Second Lien Notes.  The Bankruptcy Filing created an event of default under the Second Lien Notes.  The maturity date of the loans made under the Junior DIP Credit Agreement is the earliest to occur of (i) September 30, 2013, (ii) the effective date of the Company’s plan of reorganization and (iii) the acceleration of such loans.  In connection with the Junior DIP Credit Agreement, the Second Lien Note Holders received payment of the accrued interest on the Second Lien Notes as of March 22, 2013 in the amount of $116 million.

The Company must prepay the Junior DIP Credit Agreement with 100% of net cash proceeds from casualty events.  For asset sales other than the Specified Sale (as defined below), the Company must make prepayments as follows:  (i) 80% of net cash proceeds up to $20 million and (ii) 100% of net cash proceeds greater than $20 million.  In addition, with respect to the Specified Sale, prepayments are required as follows: (i) 100% of net cash proceeds up to $200 million; (ii) 0% of net cash proceeds in excess of $200 million but less than or equal to $600 million; and (iii) 75% of net cash proceeds in excess of $600 million.

The Company has the ability to convert the Junior DIP Credit Agreement into an up to $654 million exit facility with an additional five-year term provided that Kodak meets certain conditions and milestones, including Bankruptcy Court approval of the plan of reorganization by September 15, 2013, with an effective date no later than September 30, 2013; repayment of at least $200 million of principal amount of New Money Loans; and receipt of at least $600 million in cash proceeds through the disposition of certain specified assets, including any combination of the Document Imaging and Personalized Imaging businesses and trademarks and related rights (the “Specified Sale”) provided that consent of the “Required Lead Lenders” (as defined in the Junior DIP Credit Agreement), would be necessary to exclude the assets of the Document Imaging and Personalized Imaging businesses from the disposition; the resolution of all obligations owing in respect of the KPP on terms reasonably satisfactory to the Required Lead Lenders; and there shall have been an additional prepayment of loans in an amount equal to 75% of U.S. Liquidity (as defined in the Junior DIP Credit Agreement) above $200 million.

Under the Amended and Restated Senior DIP Credit Agreement and the Junior DIP Credit Agreement the Company is required to maintain minimum U.S. Liquidity of $100 million and minimum Consolidated Adjusted EBITDA and Commercial Imaging Adjusted EBITDA (as defined in the agreements) at specified levels ranging from approximately $35 million to approximately $171 million and approximately $58 million to approximately $202 million, respectively.  For the quarter ended March 31, 2013, the required minimum Consolidated Adjusted EBITDA was approximately $35 million and the required minimum Commercial Imaging Adjusted EBITDA was approximately $58 million.  Kodak was in compliance with all covenants under the Amended and Restated Senior DIP Credit Agreement and the Junior DIP Credit Agreement as of March 31, 2013.

Cash and cash equivalents are held in various locations throughout the world.  At March 31, 2013 and December 31, 2012, approximately $405 million and $324 million, respectively, of cash and cash equivalents were held within the U.S. and approximately $769 million and $811 million, respectively, of cash and cash equivalents were held outside the U.S.  Total cash and cash equivalents at March 31, 2013 and December 31, 2012 were $1,174 million and $1,135 million, respectively.  During the three months ended March 31, 2013, approximately $18 million, net of tax, of cash was repatriated, or loaned, from foreign subsidiaries to the U.S., net of loans and repayments of loans to foreign subsidiaries.  Kodak utilizes a variety of tax planning and financing strategies in an effort to ensure that cash is available in locations where it is needed.  Cash balances held outside of the U.S. are generally required to support local country operations, may have high tax costs, or other limitations that delay the ability to repatriate, and therefore may not be readily available for transfer to other jurisdictions.  Additionally, in China, where approximately $250 million of cash and cash equivalents was held as of March 31, 2013, there are limitations related to net asset balances that impact the ability to make cash available to other jurisdictions in the world.  Under the terms of the DIP credit agreements, the Debtors are permitted to invest up to $100 million at any time in subsidiaries that are not party to the loan agreement.

Kodak incurred $99 million and $29 million of expenses for special termination benefits paid out of its U.S. defined benefit pension plans in 2012 and 2011, respectively.  The plan provision providing for the special termination benefits expired at the end of 2012.

Kodak’s business may not generate cash flow in an amount sufficient to enable it to pay the principal of, or interest on Kodak’s indebtedness, or to fund Kodak’s other liquidity needs, including working capital, capital expenditures, product development efforts, strategic acquisitions, investments and alliances, restructuring actions, costs related to the cases and other general corporate requirements.  If Kodak cannot fund its liquidity needs, it will have to take actions such as reducing or delaying capital expenditures, product development efforts, strategic acquisitions, and investments and alliances; selling additional assets; restructuring or refinancing its debt; or seeking additional equity capital.  These actions may be restricted as a result of the Debtors’ chapter 11 proceedings and the DIP credit agreements.  Such actions could increase Kodak’s debt, negatively impact customer confidence in Kodak’s ability to provide products and services, reduce Kodak’s ability to raise additional capital, delay sustained profitability, and adversely affect the Debtors’ ability to emerge from bankruptcy.  There can be no assurance that any of these remedies could, if necessary, be effected on commercially reasonable terms, or at all, or that they would permit Kodak to meet its scheduled debt service obligations.  In addition, if Kodak incurs additional debt, the risks associated with its substantial leverage, including the risk that it will be unable to service Kodak’s debt or generate enough cash flow to fund its liquidity needs, could intensify.

Liens on assets under Kodak’s borrowing arrangements are not expected to affect Kodak’s ability to divest of non-core assets.

Refer to Note 8, "Short-Term Borrowings and Long-Term Debt," in the Notes to Financial Statements for further discussion of sources of liquidity, presentation of long-term debt, related maturities and interest rates as of March 31, 2013 and December 31, 2012.

Other

Refer to Note 3, “Liabilities Subject to Compromise,” in the Notes to Financial Statements for discussion regarding the Company’s reclassification of certain liabilities.

Refer to Note 10, “Commitments and Contingencies,” in the Notes to Financial Statements for discussion regarding the Company’s undiscounted liabilities for environmental remediation costs, and other commitments and contingencies including legal matters.

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report on Form 10-Q, includes "forward–looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. Forward–looking statements include statements concerning the Company's plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, liquidity, financing needs, business trends, and other information that is not historical information. When used in this report on Form 10-Q, the words "estimates," "expects," "anticipates," "projects," "plans," "intends," "believes," “predicts”, "forecasts," or future or conditional verbs, such as "will," "should," "could," or "may," and variations of such words or similar expressions are intended to identify forward–looking statements. All forward–looking statements, including, without limitation, management's examination of historical operating trends and data are based upon the Company's expectations and various assumptions. Future events or results may differ from those anticipated or expressed in these forward-looking statements. Important factors that could cause actual events or results to differ materially from these forward-looking statements include, among others, the risks and uncertainties described in more detail in this report on Form 10–Q for the quarter ended March 30, 2013 under the headings "Business", "Risk Factors", "Management's Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources" and those described in filings made by the Company with the U.S. Bankruptcy Court for the Southern District of New York and in other filings the Company makes with the SEC from time to time, as well as the following: the Company’s ability to successfully emerge from Chapter 11 as a profitable sustainable company; the ability of the Company and its subsidiaries to develop, secure approval of and consummate one or more plans of reorganization with respect to the Chapter 11 cases; the Company’s ability to improve its operating structure, financial results and profitability; the ability of the Company to achieve cash forecasts, financial projections, and projected growth; our ability to raise sufficient proceeds from the sale of businesses and non-core assets; the businesses the Company expects to emerge from Chapter 11; the ability of the Company to discontinue certain businesses or operations; the ability of the Company to continue as a going concern; the Company’s ability to comply with the Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) covenants in its debtor-in-possession credit agreements; our ability to obtain additional financing; the potential adverse effects of the Chapter 11 proceedings on the Company's liquidity, results of operations, brand or business prospects; the monetization of our digital imaging patent portfolio; the outcome of our intellectual property patent litigation matters; the Company's ability to generate or raise cash and maintain a cash balance sufficient to comply with the minimum liquidity covenants in its debtor-in-possession credit agreements and to fund continued investments, capital needs, restructuring payments and service its debt; our ability to fairly resolve legacy liabilities; the resolution of claims against the Company; our ability to retain key executives, managers and employees; our ability to maintain product reliability and quality and growth in relevant markets; our ability to effectively anticipate technology trends and develop and market new products, solutions and technologies; and the impact of the global economic environment on the Company. There may be other factors that may cause the Company's actual results to differ materially from the forward–looking statements. All forward–looking statements attributable to the Company or persons acting on its behalf apply only as of the date of this report on Form 10-Q, and are expressly qualified in their entirety by the cautionary statements included in this report. The Company undertakes no obligation to update or revise forward–looking statements to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events.

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

Using a sensitivity analysis based on estimated fair value of open foreign currency forward contracts using available forward rates, if the U.S. dollar had been 10% weaker at March 31, 2013 and 2012, the fair value of open forward contracts would have decreased $22 million and $18 million, respectively.  Such changes in fair value would be substantially offset by the revaluation or settlement of the underlying positions hedged.

There were no open silver forward contracts as of March 31, 2013 or as of March 31, 2012.

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

Using a sensitivity analysis based on estimated fair value of short-term and long-term borrowings, if available market interest rates had been 10% (about 157 basis points) lower at March 31, 2013, the fair value of short-term and long-term borrowings would have increased $5 million and $18 million, respectively.  Using a sensitivity analysis based on estimated fair value of short-term and long-term borrowings, if available market interest rates had been 10% (about 190 basis points) lower at March 31, 2012, the fair value of short-term and long-term borrowings would have increased $1 million and $40 million, respectively.

The Company’s financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments.  The Company manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties.  The Company has procedures to monitor the credit exposure amounts.  The maximum credit exposure at March 31, 2013 was not significant to the Company.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Act of 1934) that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, the Company’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and, in reaching a reasonable level of assurance, the Company’s management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.  The Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on their evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  Other Information
ITEM 1.  LEGAL PROCEEDINGS

On January 19, 2012, Eastman Kodak Company and its U.S. subsidiaries (collectively, the "Debtors") filed voluntary petitions for relief (the "Bankruptcy Filing") under chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") case number 12-10202. The Company's foreign subsidiaries (collectively, the "Non-Filing Entities") were not part of the Bankruptcy Filing. The Debtors continue to operate their businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. The Non-Filing Entities continue to operate in the ordinary course of business.  As a result of the Bankruptcy Filing, much of the pending litigation against the Debtors is stayed. Subject to certain exceptions and approval by the Bankruptcy Court, during the chapter 11 process, no party can take further actions to recover pre-petition claims against the Company. Refer to Note 2, “Bankruptcy Proceedings,” in the Notes to Financial Statements for additional information.

Subsequent to the Company’s chapter 11 filing, between January 27, 2012 and March 22, 2012, several putative class action suits were filed in federal court in the Western District of New York, as putative class action suits, against the current and certain former members of the Board of Directors (“Board”), the Company’s Savings and Investment Plan (“SIP”) Committee and certain former and current executives of the Company.  The suits have been consolidated into a single action brought under the Employee Retirement Income Security Act (“ERISA”), styled as In re Eastman Kodak ERISA Litigation, and the current and former members of the Board have been dismissed from those suits.  The allegations concern the decline in the Company’s stock price and its alleged impact on SIP and on the Company’s Employee Stock Ownership Plan.  Plaintiffs seek the recovery of any losses to the applicable plans, a constructive trust, the appointment of an independent fiduciary, equitable relief, as applicable, and attorneys’ fees and costs.  The Company has filed a motion to dismiss the litigation.

On February 10, 2012, a suit was filed in federal court in the Southern District of New York against the Chief Executive Officer, the President and Chief Operating Officer and the Chief Financial Officer, as a putative class action suit under the federal securities laws, claiming that certain Company statements concerning the Company’s business and financial results were misleading (Timothy A. Hutchinson v. Antonio M. Perez, Philip J. Faraci, and Antoinette McCorvey). The Court granted the Company’s July 2, 2012 motion to dismiss this case as against all defendants but granted the plaintiffs’ subsequent motion for leave to amend.  Plaintiffs have filed a second amended complaint against only Mr. Perez and Ms. McCorvey (Timothy A. Hutchinson v. Antonio M. Perez and Antoinette McCorvey), in which they seek damages with interest, equitable relief as applicable, and attorneys’ fees and costs.  Defendants have moved to dismiss the case.

The Company believes that the ERISA and securities suits are not uncommon for companies in chapter 11.  On behalf of the defendants in both cases, the Company believes that the suits are without merit and will vigorously defend them on their behalf.

On September 15, 2003, the Company and Sterling Drug were named by the U.S. Environmental Protection Agency (“EPA”) as Potentially Responsible Parties (“PRP”) with potential liability for the study and remediation of the Lower Passaic River Study Area (“LPRSA”) portion of the Diamond Alkali Superfund Site, based on releases from the former Hilton Davis site in Newark and Lehn & Fink operations in Bloomfield, New Jersey.  On February 10, 2004, the Company (through its subsidiary NPEC) joined the Cooperating Parties Group (“CPG”) and entered into a 122(h) Agreement under CERCLA on June 22, 2004, and a Consent Order with the EPA on May 8, 2007, based on the Company’s ownership of Sterling Drug from 1988 to 1994 and retention of certain Sterling Drug liabilities and a defense and indemnification agreement between the Company and Bayer, which purchased all stock in Sterling Drug (now STWB).  On February 29, 2012, the Company notified the EPA, STWB, Bayer, and the CPG that under the bankruptcy proceeding, it has elected to discontinue funding and participation in the remedial investigation being implemented by the CPG pursuant to the EPA Order.  Bayer and STWB have filed proofs of claim in this matter.

On February 4, 2009, the Company and Sterling Drug were also named as third-party defendants (along with approximately 300 other entities) in an action initially brought by the New Jersey Department of Environmental Protection (“NJDEP”) in the Supreme Court of New Jersey, Essex County against Occidental Chemical Corporation and several other companies that are successors in interest to Diamond Shamrock Corporation (“Diamond Shamrock”) (New Jersey Department of Environmental Protection, et al. v. Occidental Chemical Corp., et al.).  This matter has been stayed in the bankruptcy process.  Two successors to Diamond Shamrock, Maxus Energy Corporation and Tierra Solutions Incorporated, filed proofs of claims against the Company in relation to this matter, but later withdrew the claims.  Bayer and STWB have also filed proofs of claims.  Refer to Note 10, “Commitments and Contingencies,” in the Notes to Financial Statements for additional information.

The Company has been engaged in litigation matters involving allegations of patent infringement and claims of ownership related to its digital imaging patents filed in certain federal and state courts and before the International Trade Commission (“ITC”).  The parties to these matters include Research in Motion Ltd., Research in Motion Corp., Apple Inc., FlashPoint Technology Inc., HTC Corp., HTC America Inc., Exedea, Inc., FUJIFILM Corporation and Shutterfly, Inc.  On February 1, 2013, the Company completed a transaction to sell and license its digital imaging patents for net proceeds of approximately $530 million, a portion of which was paid by 12 intellectual property licensees, including Apple Inc., Research in Motion Ltd., HTC Investment One (BVI) Corporation, Samsung Electronics Co., Ltd., FUJIFILM Corporation and Shutterfly, Inc.  The transaction included agreements between the Company and various litigants to settle current patent-related litigation between them.  As a result of the agreements, the following litigation matters have been dismissed or terminated: [Note: Pursuant to Item 103, describe the dates of termination, or clarify that these proceedings were terminated on February 1, 2013]

•	Research in Motion Limited v. Eastman Kodak Company, filed November 20, 2008, Federal District Court for the Northern District of Texas (3:08-CV-02075). Dismissed on February 7, 2013.
•
In the Matter of Certain Mobile Telephones and Wireless Communication Devices Featuring Digital Cameras and Components Thereof, involving Eastman Kodak Company v. Apple Inc., Research in Motion Ltd. and Research in Motion Corp., filed January 14, 2010, ITC (337-TA-703).
Dismissed on February 15, 2013.

•	Eastman Kodak Company v. Apple Inc., filed January 14, 2010, Federal District Court for the Western District of New York (6:10-CV-06021). Dismissed on February 5, 2013.
•	Eastman Kodak Company v. Apple Inc., filed January 14, 2010, Federal District Court for the Western District of New York (6:10-CV-06022). Dismissed on February 5, 2013.
•	Eastman Kodak Company v. Apple Inc., filed January 10, 2012, Federal District Court for the Western District of New York (6:12-CV-06020). Dismissed on February 6, 2013.
•	Apple Inc. v. Eastman Kodak Company, filed April 15, 2010, Federal District Court for the Northern District of California (5:10-CV-01609). Dismissed on February 25, 2013.
•	Eastman Kodak Company v. Apple Inc. and Flashpoint Technology Inc., filed June 27, 2012, Federal District Court for the Southern District of New York (1:12-CV-05047). Dismissed on February 6, 2013.
•	Eastman Kodak Company v. Apple Inc. and Flashpoint Technology Inc., filed June 21, 2012, Federal District Court for the Southern District of New York (1:12-CV-04881). Dismissed on February 6, 2013.
•
Eastman Kodak Company v. Apple Inc. and Flashpoint Technology Inc., filed June 18, 2012, United States Bankruptcy Court for the Southern District of New York as an Adversary Proceeding (12-01720).  Dismissed on February 7, 2013.

•
In the Matter of Certain Electronic Devices for Capturing and Transmitting Images, and Components Thereof, involving Eastman Kodak Company v. Apple Inc., HTC Corp., HTC America, Inc. and Exedea, Inc. filed January 10, 2012, ITC (831-TA-831).  Terminated on March 8, 2013.

•
Eastman Kodak Company v. HTC Corp., HTC America, Inc. and Exedea, Inc., filed January 10, 2012, Federal District Court for the Western District of New York (6:12-CV-06021).  Dismissed on February 5, 2013.

•	Eastman Kodak Company v. Shutterfly Inc. and Tiny Prints Inc., filed December 10, 2010, Federal District Court for the District of Delaware (1:10-CV-01079). Dismissed on February 8, 2013.
•	Shutterfly Inc. v. Eastman Kodak Company and Kodak Imaging Network Inc., filed January 31, 2011, Federal District Court for the District of Delaware (1:11-CV-00099). Dismissed on February 8, 2013.
•
Eastman Kodak Company v. Samsung Electronics Co., Ltd., Samsung Electronics America, Inc. and Samsung Telecommunications America, LLC, filed January 18, 2012, Federal District Court for the Western District of New York (6:12-CV-06036).  Dismissed on February 5, 2013.

•
Eastman Kodak Company v. Fujifilm Corporation and Fujifilm North America Corporation, filed January 13, 2012, Federal District Court for the Western District of New York (6:12-CV-06025).  Dismissed on February 12, 2013.

•	Fujifilm Corporation v. Eastman Kodak Company, filed January 14, 2011, Federal District Court for the Southern District of New York (1:11-CV-07247). Dismissed on February 5, 2013.

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

ITEM 1A.  RISK FACTORS

There can be no assurance that the Company will be able to meet the requirements under our Amended and Restated Senior DIP Credit Agreement, the Junior DIP Credit Agreement or the emergence credit facility.
In addition to standard financing covenants and events of default, the Amended and Restated Senior DIP Credit Agreement and the Junior DIP Credit Agreement also provide for (i) a periodic delivery by the Company of various financial statements and (ii) specific milestones that the Company must achieve by specific target dates.  In addition, the Company and its subsidiaries are required not to permit consolidated adjusted EBITDA and CI adjusted EBITDA to be less than a specified level for certain periods, and to maintain minimum U.S. Liquidity (as defined in the Amended and Restated Senior DIP Credit Agreement).

A breach of any of the covenants contained in the Amended and Restated Senior DIP Credit Agreement, the Junior DIP Credit Agreement or the emergence credit facility, or of the related orders or our inability to comply with the required financial covenants in the Amended and Restated Senior DIP Credit Agreement, the Junior DIP Credit Agreement or the emergence credit facility, as applicable, could result in an event of default under the Amended and Restated Senior DIP Credit Agreement, the Junior DIP Credit Agreement or the emergence credit facility, subject, in certain cases, to applicable grace and cure periods.  If any event of default occurs and we are not able either to cure it or obtain a waiver from the requisite lenders under the Amended and Restated Senior DIP Credit Agreement, the Junior DIP Credit Agreement or the emergence credit facility, the administrative agent of the Amended and Restated Senior DIP Credit Agreement, the Junior DIP Credit Agreement or the emergence credit facility may, and at the request of the requisite lenders shall, declare all of our outstanding obligations under the Amended and Restated Senior DIP Credit Agreement, the Junior DIP Credit Agreement or the emergence credit facility, together with accrued interest and fees, to be immediately due and payable, and the agent under the Amended and Restated Senior DIP Credit Agreement may, and at the request of the requisite lenders shall, terminate the lenders’ commitments under the Amended and Restated Senior DIP Credit Agreement and cease making further loans under each the Amended and Restated Senior DIP Credit Agreement, and if applicable, the agent under each facility could institute foreclosure proceedings against our pledged assets.  The automatic stay that applies to pre-petition obligations under chapter 11 of the Bankruptcy Code does not apply to these obligations.  This could adversely affect our operations, and our ability to satisfy our obligations as they come due.

There can be no assurance that the Company will be able to meet the requirements to convert certain loans into an exit facility.
The Junior DIP Credit Agreement provides for the conversion of certain loans thereunder into an exit facility, subject to certain conditions.  If the conditions for conversion of the Junior DIP Credit Agreement to an exit facility are not satisfied or waived and we are not able to secure alternative financing, our ability to successfully emerge from bankruptcy could be adversely affected. Also, if we fail to satisfy the conditions for conversion to an exit facility or if the conditions are not waived, we will be required to pay in cash all of the loans outstanding under the Junior DIP Credit Agreement on the maturity date of the Junior DIP Credit Agreement.

Conditions to conversion into the exit facility include Bankruptcy Court approval of a plan of reorganization by September 15, 2013, with an effective date no later than September 30, 2013; payment of $200 million of principal amount of New Money Loans; the resolution of all obligations owing in respect of the KPP obligations on terms reasonably satisfactory to a certain majority of the Junior DIP Credit Agreement lenders, and an additional prepayment of loans in an amount equal to 75% of U.S. Liquidity (as defined in the agreement) above $200 million.  Additionally, our ability to convert a portion of the loans under the Junior DIP Credit Agreement at emergence is subject to our receipt of a cash purchase price of at least $600 million from the disposition of any combination of certain specified assets that are not part of the Commercial Imaging business, including any combination of the Document Imaging and Personalized Imaging businesses and trademarks, trademark licenses, domain names and related intellectual property assets and materials; provided that the consent of a certain majority of the Junior DIP Credit Agreement lenders would be necessary to exclude the assets of the Document Imaging and Personalized Imaging businesses from the disposition.  If we fail to satisfy the condition or it is not waived, we will be required to pay in cash all of our loans under the Junior DIP Credit Agreement at emergence, which could adversely affect the Debtors’ ability to emerge from chapter 11.

Our plan of reorganization and related disclosure statement are not yet available.
We have not filed a plan of reorganization with the Bankruptcy Court.  The plan of reorganization will be accompanied by a disclosure statement and the Debtors will seek approval of the disclosure statement by the Bankruptcy Court.  The nature and amount of distributions to prepetition creditors are highly speculative at this time.  Additionally, it is unlikely that we will propose to make any distribution on account of the stock of the Company in connection with our plan of reorganization.  Any investment in our securities prior to review of a Bankruptcy Court-approved disclosure statement is also highly speculative.

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

The Settlement Agreement with the Trustee of the Kodak Limited Pension Plan in the United Kingdom is subject to the approval of the Bankruptcy Court and the Pension Regulator in the United Kingdom, must be reasonably satisfactory to the Required Lead Lenders as defined in the Junior DIP Credit Agreement, and is subject to other closing conditions.   If the Settlement Agreement is not approved under these conditions and therefore does not close, any demands made against Kodak Limited in respect of the pension deficiency or other amounts due to this pension plan could result in the insolvent liquidation of Kodak Limited and other non-U.S. subsidiaries, and Kodak may not be successful in selling the assets required under the Junior DIP Credit Agreement.
Kodak Limited is the statutory employer with respect to the Kodak Pension Plan in the United Kingdom (the “KPP”), which has an underfunded position of approximately $1.4 billion (calculated in accordance with U.S. GAAP) as of March 31, 2013.   The Company previously issued a guarantee to Kodak Limited and the trustee of the KPP under which it guaranteed the ability of Kodak Limited to make certain contributions to the KPP.  Refer to Note 1, “Bankruptcy Proceedings - Eastman Kodak Company Guarantee” in the Notes to Financial Statements, for a description of the guarantee.  The trustee of the KPP filed a claim in the chapter 11 case against the Company under this guarantee alleging that the pension deficiency is approximately $2.8 billion.  The trustee of the KPP could demand that Kodak Limited fund the full pension deficiency at any time.  Since Kodak Limited is not a Debtor in the chapter 11 case, Kodak Limited is not protected by the stay of enforcement proceedings applicable to the Debtors and a KPP claim against Kodak Limited will not be subject to involuntary compromise as part of the Chapter 11 plan of reorganization.

On April 26, 2013, Eastman Kodak Company, on behalf of itself and its bankruptcy estate, entered into a settlement with the trustee of the KPP and Kodak Limited pursuant to which the trustee will acquire certain assets, and will assume certain liabilities, of Kodak’s Personalized Imaging and Document Imaging businesses.  The agreement is subject to the approval of the Bankruptcy Court and the Pension Regulator in the United Kingdom and is subject to certain closing conditions.  In addition, the settlement must be reasonably acceptable to the DIP Facility agent and a certain majority of the Junior DIP Credit Agreement lenders.  Since the settlement involves the spin-off of the Personalized Imaging and Document Imaging businesses, the DIP Credit Agreement agent and a certain majority of the Junior DIP Credit Agreement lenders must also agree that the requisite proceeds have been received from the sale of assets as set forth under the Junior DIP Credit Agreement.

If the settlement does not become effective or proves incomplete or inadequate, the trustee of the KPP will, and the Pension Protection Fund and the Pension Regulator in the United Kingdom may, have claims against Kodak Limited and potentially other Kodak group companies in addition to the claims filed by the KPP against the Debtors in the Chapter 11 cases.  Prosecution of these claims could lead to the insolvent liquidation of Kodak Limited, its subsidiary Kodak International Finance Limited and other non-U.S. subsidiaries.  The insolvent liquidation of non-U.S. subsidiaries would result in the loss of control of those subsidiaries by the Company, may disrupt global cash management, and may delay or prevent the successful restructuring of the global group as a going concern.  In the event a non-Debtor subsidiary of the Company shall become insolvent or enter insolvency proceedings, any outstanding amount of principal and interest under the Amended and Restated Senior DIP Credit Agreement and Junior DIP Credit Agreement could become immediately due and payable.  In addition, if the settlement does not become effective, Kodak may not be able to sell the assets required under the Junior DIP Credit Agreement, leading to the inability to convert the financing to an exit facility.

Items 2, 3, 4 and 5.

Not applicable.

Item 6.  Exhibits

(a)  Exhibits required as part of this report are listed in the index appearing below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EASTMAN KODAK COMPANY
                  (Registrant)

Date:           April 29, 2013
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

(4.1) (a)
Amendment No. 5 to Debtor-in-Possession Credit Agreement, dated as of February 6, 2013, among Eastman Kodak Company (the "Company") and Kodak Canada Inc. as Borrowers, certain subsidiaries of the Company as Guarantors, certain lenders and Citicorp North America, Inc. as Agent and Co-Collateral Agent and Wells Fargo Capital Finance, LLC as Co-Collateral Agent.

(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2012, Exhibit 4.13)

(4.2)	Amendment Agreement, dated as of March 13, 2013, filed herewith

(4.3)	Amended and Restated Debtor-In-Possession Credit Agreement, amended and restated on March 22, 2013, filed herewith

† (4.4)	Amended and Restated Security Agreement, amended and restated on March 22, 2013, filed herewith

† (4.5)	Junior Debtor-In-Possession Loan Agreement, dated as of March 22, 2013, filed herewith

† (4.6)	Junior Debtor-In-Possession Security Agreement, dated March 22, 2013, filed herewith

(4.7)	Intercreditor Agreement, dated as of March 22, 2013, filed herewith

*(10.1)	Form of Administrative Guide for the 2011 Performance Cycle of the Performance Cash Program under Article 7 (Performance Awards) of the 2005 Omnibus Long-Term Compensation Plan, filed herewith

(31.1)	Certification signed by Antonio M. Perez – filed herewith

(31.2)	Certification signed by Rebecca A. Roof – filed herewith

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Antonio M. Perez– filed herewith

(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Rebecca A. Roof– filed herewith

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase

(101.INS)	XBRL Instance Document

(101.LAB)	XBRL Taxonomy Extension Label Linkbase

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase

(101.SCH)	XBRL Taxonomy Extension Schema Linkbase

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase

*-Management contract or compensatory plan or arrangement

†- Eastman Kodak Company requested confidential treatment of certain information contained in this exhibit.  Such information was filed separately with the Securities and Exchange Commission pursuant to an application for confidential treatment under 17 C.F.R. §§ 200.80(b)(4) and 240.24b-2