Form 10-K/A
period 2012-12-31
EASTMAN KODAK CO
filed 2013-04-30
CIK 31235

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

The number of shares outstanding of the registrant’s common stock as of April 15, 2013 was 272,765,295 shares of common stock.

EXPLANATORY NOTE

Eastman Kodak Company (the “Company” or “Kodak”) is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “Form 10-K Filing”), which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 11, 2013, solely to set forth information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K because we will not file a definitive proxy statement containing such information within 120 days after the end of our fiscal year ended December 31, 2012. This Amendment amends and restates in its entirety Items 10, 11, 12, 13 and 14 of Part III. In addition, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 15 of Part IV of the Original Form 10-K Filing has been amended and restated solely to include as exhibits new certifications by our principal executive officer and principal financial officer.

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

PART III

PART III

Item 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

BOARD OF DIRECTORS

The Board seeks to ensure that it is composed of members who bring an appropriate mix of skills and experience across a variety of disciplines, including strategic planning, organizational management, restructuring activities, corporate finance, mergers and acquisitions, marketing, digital technologies, public policy, economics, executive compensation, risk management, international operations, corporate governance and internal controls, each of which is an important area of responsibility for the Board and its Committees. In addition, as set forth in the Board’s Director Qualification Standards, diversity is an important factor in our consideration of director candidates.

The Board believes that each of our directors possesses important experience and skills that provide the Board with an optimal balance of leadership, competencies, qualifications and diversity in areas that are important to the Company. Each of our directors has high ethical standards, acts with integrity and exercises careful, mature judgment. Each is committed to employing his or her skills and abilities to aid the long-term interests of our shareholders. In addition, our directors are knowledgeable and experienced in one or more business, governmental or academic endeavors, which further qualifies them for service as members of the Board.

RICHARD S. BRADDOCK Director since May 1987

Mr. Braddock, 71, is Executive Chairman and CEO of Mozido, a global mobile payment system, which he joined in 2012, and Vice Chairman of MidOcean Partners, an investment firm which he first joined in 2003. Mr. Braddock began his business career in 1965, spending a number of years in product management at General Foods. He joined Citicorp in 1973, was elected to the board of directors in 1985 and was elected President and Chief Operating Officer of Citicorp and its principal subsidiary, Citibank, N.A., in January 1990. Mr. Braddock resigned from Citicorp in November 1992, and subsequently served as Chief Executive Officer of Medco Containment Services, Inc., a prescription drug services company, until its acquisition by Merck & Co., Inc. He then spent one year as a principal of Clayton, Dubilier & Rice, Inc., a private equity firm. He served as Chairman (non-executive) of True North Communications Inc. from December 1997 to January 1999. He served as Chairman and Chief Executive Officer of priceline.com from August 1998 to April 2004. Mr. Braddock served as Chairman of MidOcean Partners, a private investment firm, from April 2003 until December 2007. In 2005 Mr. Braddock was elected Chairman of Fresh Direct, an internet-based service for the purchase of grocery and household products. Additionally, in 2008 he took on the role of CEO and served in both capacities until 2011. Mr. Braddock served as a director of Marriott International, Inc., an international hotel operator and franchisor, until 2008, and of Cadbury, PLC, a food products manufacturer, until 2007.

Key Experience, Skills and other Qualifications:

Through the executive-level positions that Mr. Braddock has held with several public and private companies, he has gained extensive experience in strategic planning, corporate finance, mergers and acquisitions, risk management, executive compensation, operations and public policy, all of which inform the Board in strategic decisions. In addition, Mr. Braddock is skilled in marketing and product commercialization, two areas that are critical to Kodak’s future. As a result of his roles as a director of a number of public and private companies, Mr. Braddock has gained substantial experience in the fields of risk management and corporate governance.

JAMES V. CONTINENZA Director since April 2013

Mr. Continenza, 50, joined the Board as of April 1, 2013, bringing extensive executive and board experience with high-tech companies and with companies that have successfully emerged from corporate restructuring. Mr. Continenza has served as the President of STi Prepaid, LLC, a telecommunications company, since October 2007. He served as Interim Chief Executive Officer of Anchor Glass Container Corp., a leading manufacturer of glass containers, from September 2006 to December 4, 2006. He served as President and Chief Executive Officer of Teligent, Inc., which provides communications services including voice, data, and internet access, from September 2002 to June 2004; served as its Chief Operating Officer from May 2001 to September 2002; and served as its Senior Vice President of Strategic Operations from September 2000 to May 2001. Mr. Continenza served as Chief Operating Officer of Arch Wireless, Inc., a wireless services provider from September 2000 to September 2002. From April 1999 to September 2000, Mr. Continenza was the President and Chief Executive Officer of Lucent Technologies Product Finance, a global leader in telecom equipment, and served as its Senior Vice President of Worldwide Sales and Marketing from September 1997 to April 1999.

In addition to his management experience, Mr. Continenza currently serves on the boards of the following companies: Tembec, Inc. (since 2008), a manufacturer of lumber-derived products; Broadview Networks, LLC (since 2012), which provides integrated communications solutions; Southwest Georgia Ethanol (since 2012), Georgia’s largest corn-ethanol producer; The Berry Company, LLC (since 2011), a marketing services company; Neff Rental, LLC (since 2010), an equipment manufacturer; Portola Packaging, Inc. (since 2008), which manufactures plastic container devices; and Blaze Recycling, LLC (since 2011), a recycling company. Previously, he was a director for Hawkeye Renewables, LLC (2010 – 2011), which manufactures ethanol; Anchor Glass Container Corp. (2006); Rath-Gibson, LLC (2010 – 2012), a producer of steel and special alloy pipes and tubing; Aventine Renewable Energy, Inc. (since 2012), which produces ethanol and corn-based products; Rural Cellular Corp. (2005 – 2008), a wireless communications services provider; U.S.A. Mobility, Inc. (2004 – 2008), which provides wireless messaging products and services; and Maxim Crane Works, Inc. (2005 – 2008), a provider of crane rental and lifting services.

Key Experience, Skills and Other Qualifications:

Mr. Continenza has extensive experience in the management and governance of high-tech companies and companies that have undergone significant corporate restructuring, where he has successfully led complex business reorganizations. He brings to the Board expertise in operations, mergers and acquisitions, and executive compensation, and, through his past and current service as a member of the boards of diverse companies, corporate governance and risk management.

TIMOTHY M. DONAHUE Director since October 2001

Mr. Donahue, 64, is the former Executive Chairman of Sprint Nextel Corporation, a telecommunications services provider, where he served since the merger of Sprint Corporation and Nextel Communications, Inc. on August 12, 2005. Mr. Donahue retired in 2006. Previously, he was the President and Chief Executive Officer of Nextel Communications, Inc., positions he held from August 1999. He joined Nextel in February 1996 as President and Chief Operating Officer. Before joining Nextel, he served as Northeast Regional President for AT&T Wireless Services Operations from 1991 to 1996. Mr. Donahue began his career with AT&T Wireless Services (formerly McCaw Cellular Communications) in 1986 as President for McCaw Cellular’s paging division. In 1989, he was named McCaw Cellular’s President for the U.S. central region. Mr. Donahue has served as Chairman of the Cellular Telecommunications and Internet Association, the wireless industry’s largest and most respected trade association. Mr. Donahue is a director of NVR, Inc., a home building and mortgage banking firm, Covidien AG, a health care products company, and the security services company ADT Security, and he formerly served as a director of Tyco International Ltd., a global manufacturing company, until its spinoff of ADT Security in 2012.

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

MICHAEL J. HAWLEY Director since December 2004

Dr. Hawley, 51, is the former Director of Special Projects for the Massachusetts Institute of Technology (MIT), an academic institution, a position he held from 2001 until August 2006. Prior to assuming these duties, Dr. Hawley served as the Alex W. Dreyfoos Assistant Professor of Media Technology at the MIT Media Lab. From 1986 to 1995, he held a number of positions with MIT, including Assistant Professor, Media Laboratory; Assistant Professor, Electrical Engineering and Computer Science; and Research Assistant, Media Laboratory. Dr. Hawley is the founder of Friendly Planet, a non-profit organization working to provide better educational opportunities for children in developing regions of the world. He is also a co-founder of Things That Think, a ground-breaking research program that examines the way digital media infuses itself into everyday objects. Dr. Hawley served as a director of Color Kinetics Inc., a lighting systems technology firm, until 2007.

Key Experience, Skills and other Qualifications:

Dr. Hawley brings to the Board skills and experience in the field of digital media and research and development opportunities in areas relevant to the Company’s technology. He also contributes to the Board significant experience in strategic planning, marketing and corporate finance.

WILLIAM H. HERNANDEZ Director since February 2003

Mr. Hernandez, 65, is the former Senior Vice President, Finance, and Chief Financial Officer of PPG Industries, Inc., a manufacturer of chemical and industrial products, having retired from PPG in 2009. Prior to assuming these duties in 1995, Mr. Hernandez served as PPG’s Corporate Controller from 1990 to 1994 and as Vice President and Controller in 1994. From 1974 until 1990, Mr. Hernandez held a number of positions with Borg-Warner Corporation, including Assistant Controller, Chemicals; Controller, Chemicals; Business Director, ABS Polymers; Assistant Corporate Controller; Vice President, Finance; and Chief Financial Officer, Borg-Warner Automotive, Inc. Earlier in his career, Mr. Hernandez was a financial analyst for Ford Motor Company. Mr. Hernandez is a Certified Management Accountant. Mr. Hernandez is also a director of Black Box Corporation, a provider of business communications services, USG Corporation, a manufacturer of building materials, and Albemarle Corporation, a manufacturer of polymers and chemicals.

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

DOUGLAS R. LEBDA Director since November 2007

Mr. Lebda, 43, has served as the Chairman, Chief Executive Officer and a director of Tree.com, the parent company of LendingTree.com, an internet-based financial services firm, since 2008. From the end of 2005 to January 2008, Mr. Lebda served as President and Chief Operating Officer of IAC/InterActiveCorp, an internet company that owns and operates branded websites. Prior to assuming these roles, Mr. Lebda served as the Chief Executive Officer of LendingTree.com beginning in September 1998. Mr. Lebda founded LendingTree.com in 1996 and became its Chairman of the Board at that time. Before founding LendingTree.com, Mr. Lebda worked as an auditor and consultant for PricewaterhouseCoopers LLP.

Key Experience, Skills and other Qualifications:

Mr. Lebda has substantial corporate leadership experience in operations, mergers and acquisitions, strategic planning, consumer marketing and executive compensation. Mr. Lebda’s background as a leader of an internet-based technology business and a successful entrepreneur is particularly relevant to the Company as it seeks to continue its transformation into a digitally-based company. In addition, Mr. Lebda has skills in the fields of accounting, internal controls and corporate finance.

KYLE P. LEGG Director since September 2010

Ms. Legg, 61, is the former Chief Executive Officer of Legg Mason Capital Management (LMCM), a global investment management firm. Ms. Legg retired in 2009. Ms. Legg has more than 30 years of professional experience in the investment industry. She joined LMCM in 1991, was named President of the firm in 1997, and became Chief Executive Officer in March 2006. Ms. Legg built a leading global equity investment management business at LMCM, serving high-end institutional clients, including some of the world’s largest sovereign wealth funds, domestic and foreign company pension plans, corporate funds, endowments and foundations. Prior to joining LMCM, Ms. Legg was a securities analyst with Alex, Brown & Sons. Ms. Legg serves as a director at SunTrust Banks, Inc., a bank holding company.

Key Experience, Skills and other Qualifications:

Through her background as an institutional investor, Ms. Legg brings to the Board the perspective of a shareholder, together with extensive experience in risk management, strategic planning, corporate finance and economics.

DELANO E. LEWIS Director since July 2001

Mr. Lewis, 74, is the former U.S. Ambassador to South Africa, a position he held from December 1999 to July 2001. Prior to his ambassadorship, Mr. Lewis was President and Chief Executive Officer of National Public Radio Corporation, a position he held from January 1994 until August 1998. He was President and Chief Executive Officer of C&P Telephone Company, a subsidiary of Bell Atlantic Corporation, from 1988 to 1993, after having served as Vice President since 1983. Mr. Lewis held several positions in the public sector prior to joining C&P Telephone Company. Mr. Lewis previously served as a director of Eastman Kodak Company from May 1998 to December 1999. From September 2006 to June 30, 2011, Mr. Lewis served as the Senior Fellow at New Mexico State University. He is a director of Colgate-Palmolive Co., a multinational consumer products company. Mr. Lewis also serves on the board of the non-profit organization American Institutes for Research, based in Washington, D.C.

Key Experience, Skills and other Qualifications:

Mr. Lewis has extensive experience in the areas of management, government relations, public policy, marketing, operations, strategic planning and risk management. In addition, through his service on public company boards, Mr. Lewis has developed skills in the areas of corporate governance and executive compensation.

WILLIAM G. PARRETT Director since November 2007

Mr. Parrett, 67, is a former Senior Partner of Deloitte & Touche USA LLP, a public accounting firm. Mr. Parrett retired in 2007. From 2003 to May 2007, he served as the Chief Executive Officer of Deloitte Touche Tohmatsu (DTT). Prior to serving as Chief Executive Officer of DTT, he was Managing Partner of Deloitte & Touche USA since 1999. Mr. Parrett joined Deloitte in 1967 and served in a series of roles of increasing responsibility. Mr. Parrett serves as a director of The Blackstone Group LP, an investment and advisory firm, Thermo Fisher Scientific, a provider of analytical and laboratory instruments and products, and UBS AG, a global financial services firm.

Key Experience, Skills and other Qualifications:

Mr. Parrett has extensive experience in corporate finance, operations, strategic planning and management of international operations. Mr. Parrett is highly skilled in the fields of auditing, accounting and internal controls and risk management. In addition, through his service on other public and private company boards, Mr. Parrett brings to the Board experience in executive compensation and corporate governance.

ANTONIO M. PEREZ Director since October 2004

Mr. Perez, 67, is Chairman and Chief Executive Officer of Kodak. Mr. Perez first joined Kodak as President and Chief Operating Officer in April 2003 and was elected to the Board in October 2004. In May 2005, he was elected Chief Executive Officer, and on December 31, 2005, he became Chairman of the Board. Since joining the Company in 2003, Mr. Perez has led the ongoing and worldwide transformation of Kodak into a digital imaging leader. His strategy is built on the Company’s long history and distinct expertise in materials science, digital imaging science and deposition processes. Since early 2012, Mr. Perez has led the Company through its chapter 11 proceedings, from which the Company is expected to emerge in 2013 as a company focused on commercial, packaging and functional printing solutions and enterprise services.

Before joining Kodak, Mr. Perez worked for Hewlett-Packard Company (HP), where he held a variety of global leadership positions, including corporate vice president and President of HP’s Consumer Business. During his 25 years with the company, Mr. Perez spearheaded HP’s efforts to build a digital imaging and electronic publishing business, generating worldwide revenue of more than $16 billion.

Following HP, Mr. Perez was President and CEO of Gemplus International S.A., from June 2000 to December 2001, a manufacturer of micro-chip embedded cards used in the banking, telecommunications, and other industries. While at Gemplus, he successfully led the initiative to take the company public, and he transformed the start-up into the leading smart card-based solution provider in the fast-growing wireless and financial markets.

Mr. Perez serves as a member of the Escuela Superior de Administración y Dirección de Empresas (ESADE) International Advisory Board, and is a member of the board of trustees of the George Eastman House International Museum of Photography and Film. Mr. Perez served as a director of Schering-Plough Corporation, a pharmaceutical company, from 2007 through November 2009, and Freescale Semiconductor, Inc., a semiconductor chip manufacturer, from 2004 to 2007.

An American citizen born in Spain, Mr. Perez studied electronic engineering, marketing and business in Spain and France. In 2009, he received an honorary doctorate degree from the University of Rochester.

Key Experience, Skills and other Qualifications:

Mr. Perez has substantial experience in strategic planning, operations, mergers and acquisitions, corporate finance, management of international operations, risk management, public policy, corporate governance and executive compensation. His expertise in digital technologies, including printing technologies, marketing and operations, directly relates to the business and growth initiatives of Kodak. Mr. Perez brings to the Board a combination of experience in the research and development of new technologies, coupled with many years in roles of executive management. Mr. Perez’s experience in matters of corporate governance, strategic planning and corporate finance has been enhanced by his service on other public company boards.

JOEL SELIGMAN Director since July 2009

Mr. Seligman, 63, became the president of the University of Rochester in January 2005, after serving as the Ethan A. H. Shepley University Professor and Dean of the School of Law at Washington University in St. Louis. He is one of the nation’s leading experts on securities law and is a co-author of an 11-volume series titled Securities Regulation, the leading treatise in the field, along with several other publications in securities law. Mr. Seligman has served on the law faculty of Northeastern University, George Washington University, and the University of Michigan. He was named Dean of the University of Arizona College of Law in 1995. Mr. Seligman also has served as a reporter for the National Conference of Commissioners on Uniform State Laws, Revision of Uniform Securities Act; as chair of the Securities and Exchange Commission Advisory Committee on Market Information; and as a member of the American Institute of Certified Public Accountants Professional Ethics Executive Committee. He was a member of the board of the National Association of Securities Dealers and is currently a member of the board of the Financial Industry Regulatory Authority.

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

DENNIS F. STRIGL Director since February 2008

Mr. Strigl, 67, is the former President and Chief Operating Officer of Verizon Communications, a telecommunications services provider. Mr. Strigl retired in 2009. Prior to this position, he was the President and Chief Executive Officer of Verizon Wireless since its formation in April 2000. Mr. Strigl served as President and Chief Executive Officer of Bell Atlantic Mobile beginning in 1991, Group President and Chief Executive Officer of the Global Wireless Group of Bell Atlantic, and Vice President of Operations and Chief Operating Officer of Bell Atlantic New Jersey, Inc. Mr. Strigl also served on the board of directors of Bell Atlantic New Jersey, Inc. He began his career in 1968 with New York Telephone and held positions at AT&T, Illinois Bell and Wisconsin Telephone before becoming Vice President of American Bell Inc. He also served as President and Chief Executive Officer of Applied Data Research Inc. Mr. Strigl serves on the board of directors of Anadigics, Inc., a semiconductor manufacturer, PNC Financial Services Group and PNC Bank, financial services organizations, and Tellabs, Inc., a manufacturer of telecommunication products. Mr. Strigl is a former Chairman of the Cellular Telecommunications and Internet Associates (CTIA), where he served from 1996 to 1997.

Key Experience, Skills and other Qualifications:

Through his many positions of leadership in complex organizations, Mr. Strigl has gained experience in operations, mergers and acquisitions, risk management, public policy and strategic planning, with a particular emphasis on digital technologies that are relevant to Kodak’s business. Mr. Strigl also has broad experience in corporate finance, marketing and executive compensation. Mr. Strigl’s service on other boards has also contributed to his qualifications in corporate governance and risk management.

CORPORATE GOVERNANCE INTRODUCTION

Ethical business conduct and good corporate governance are well established practices at Kodak. The Company and the Board have long practiced good corporate governance and believe it to be a prerequisite to delivering sustained value to our shareholders. We continually monitor developments in the area of corporate governance. Strong corporate governance is a fundamental goal of our Board.

BOARD STRUCTURE AND COMMITTEES OF THE BOARD

Our Board currently consists of twelve directors, eleven of whom are non-employee directors. Antonio M. Perez is Chairman of the Board and Chief Executive Officer.

The Board has the following committees: Audit and Finance Committee, Restructuring and Executive Compensation Committee and Executive Committee. Prior to February 27, 2012, the Board had the following Committees: Audit Committee, Corporate Responsibility and Governance Committee, Executive Compensation and Development Committee, Finance Committee and Executive Committee. The committees were restructured in February 2012 in order to focus on the restructuring and reorganization activities of the Company associated with the chapter 11 bankruptcy process.

The Board has adopted Director Independence Standards for use in determining whether a director is independent that are consistent with the independence standards set forth in the New York Stock Exchange (NYSE) listing standards. Therefore, a director that is independent under the Director Independence Standards also is independent within the meaning of the NYSE listing standards. The Board also uses the NYSE listing standards in determining whether members of specific committees are independent. See “Director Independence” in Item 13 for additional information regarding the Director Independence Standards.

Audit and Finance Committee

The Board has determined that all members of the Audit and Finance Committee (Timothy M. Donahue, Michael J. Hawley, Douglas R. Lebda, Delano E. Lewis and William G. Parrett) are independent under the Director Independence Standards and, therefore, are independent within the meaning of the NYSE listing standards. The Board has also determined that all members of the Audit and Finance Committee are independent in accordance with SEC rules for audit committees and are financially literate as required by the NYSE, and that William G. Parrett possesses the qualifications of an “audit committee financial expert,” as defined by SEC rules, and has accounting or related financial management expertise, as required by the NYSE.

The Board has determined that William G. Parrett’s simultaneous service on the audit committees of three other public companies does not impair his ability to effectively serve on the Company’s Audit and Finance Committee.

The Audit and Finance Committee assists the Board in overseeing: the integrity of the Company’s financial reports; the Company’s compliance with legal and regulatory requirements; the Company’s independent registered public accounting firm’s (PricewaterhouseCoopers LLP) selection, qualifications, performance and independence; the Company’s systems of disclosure controls and procedures and internal controls over financial reporting; and the performance of the Company’s internal auditors. The charter for the Audit and Finance Committee is posted at http://ek.client.shareholder.com/supporting.cfm.

Restructuring and Executive Compensation Committee

The Restructuring and Executive Compensation Committee is comprised of six members of the Board (Richard S. Braddock, James V. Continenza, William H. Hernandez, Kyle P. Legg, Joel Seligman and Dennis F. Strigl), all of whom are independent in accordance with the Director Independence Standards and, therefore, are independent within the meaning of the NYSE listing standards. The Restructuring and Executive Compensation Committee assists the Board in fulfilling its responsibilities in connection with the compensation of the Company’s executives, including our Named Executive Officers. It performs this function by overseeing and assessing the effectiveness of the Company’s executive compensation strategy and plans, and reviewing and approving the compensation of the Company’s Named Executive Officers, including the CEO, and the other Section 16 Executive Officers as defined under Section 16 of the Securities Exchange Act of 1934 (a Section 16 Executive Officer). In addition, during 2012, the Committee reviewed restructuring plans pertaining to Company benefits and executive compensation plans. The entire Board reviews the Company’s succession plans for its CEO and other key positions, and oversees the Company’s activities in the areas of leadership and executive development. The Restructuring and Executive Compensation Committee also reviews and makes recommendations to the Board from time to time regarding compensation of directors. In addition, the Restructuring and Executive Compensation Committee provides input to the Board on certain matters pertaining to the chapter 11 proceedings, including strategic decisions and oversight of material compensation and benefits matters and oversight of the Company’s claims process. The charter of the Restructuring and Executive Committee is posted at http://ek.client.shareholder.com/supporting.cfm.

The Restructuring and Executive Compensation Committee has delegated limited authority to our Chief Administrative Officer to assist in the administration of executive compensation and equity-based compensation plans. The Chief Administrative Officer is authorized to amend any executive compensation or equity-based compensation plan in which our Named Executive Officers participate, other than to materially increase the benefits accruing to a participant under the plan, increase the number of shares available for issuance under the plan or substantially modify the requirements for eligibility. During the Company’s chapter 11 proceedings, certain actions of the Restructuring and Executive Compensation Committee and/or the Chief Administrative Officer are subject to approval of the United States Bankruptcy Court, Southern District of New York (“Bankruptcy Court”).

The Restructuring and Executive Compensation Committee met routinely throughout 2012. Most compensation decisions involve a two-step process to ensure sufficient deliberation. The Restructuring and Executive Compensation Committee approved all compensation and awards under our executive compensation plans for each of our Section 16 Executive Officers. The Restructuring and Executive Compensation Committee also approved compensation levels for each component of total direct compensation following discussions and after review of analyses and recommendations received from its independent compensation consultant and management. The Restructuring and Executive Compensation Committee considered issues associated with the chapter 11 proceedings in its determinations, as is more specifically described in the Compensation Discussion & Analysis.

With respect to our executive performance-based plans, management, including the CEO, CFO, Chief Administrative Officer, Chief Compliance Officer and Director of Global Compensation, proposed performance goals. Management developed these performance targets considering the Company’s strategic and operational imperatives for the year and its executive compensation strategy and goals. The performance targets and individual allocation targets for our annual variable pay plan were reviewed and approved by the Restructuring and Executive Compensation Committee within the first 90 days of the calendar year. Throughout the year, the Restructuring and Executive Compensation Committee reviewed projections for achievement against each plan’s performance targets.

Executive Committee

The Executive Committee is composed of the following directors: the Chairman of the Board, the Presiding Director and the Chairs of the Restructuring and Executive Compensation and the Audit and Finance Committees (Antonio M. Perez, Richard S. Braddock, William H. Hernandez and William G. Parrett, respectively). The Executive Committee is generally authorized to exercise all of the powers of the Board in the intervals between meetings of the Board other than powers with respect to executive compensation. The Executive Committee’s charter can be accessed at http://ek.client.shareholder.com/supporting.cfm.

Board Committee Membership

Director Name	Audit & Finance Committee	Restructuring & Executive Compensation Committee	Executive Committee
Antonio M. Perez			Chair
Richard S. Braddock		Member	Member
James V. Continenza		Member
Timothy M. Donahue	Member
Michael J. Hawley	Member
William H. Hernandez		Chair	Member
Douglas R. Lebda	Member
Kyle P. Legg		Member
Delano E. Lewis	Member
William G. Parrett	Chair		Member
Joel Seligman		Member
Dennis F. Strigl		Member

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The following directors served on the Restructuring and Executive Compensation Committee during 2012: Richard S. Braddock, William H. Hernandez, Kyle P. Legg, Joel Seligman and Dennis Strigl. Mr. Continenza joined this committee as of April 1, 2013. In addition, Michael J. Hawley, Douglas R. Lebda, Delano E. Lewis and William G. Parrett served on the Executive Compensation and Development Committee, which served as the Company’s compensation committee prior to the committee restructuring effective February 27, 2012. There were no Compensation Committee interlocks between the Company and other entities involving the Company’s executive officers and directors.

ROLE OF COMPENSATION CONSULTANT

To advise the Restructuring and Executive Compensation Committee on our executive compensation plans, practices and awards, the Committee engaged an independent compensation consultant, Frederic W. Cook & Co., Inc. (“Consultant”). The Consultant attends Committee meetings on a regular basis and provides the Committee with market information and analysis of the Company’s executive compensation practices to provide consistency with the Company’s executive compensation strategy and goals. The Consultant also provides insight on best practices in executive compensation.

Our Chief Administrative Officer and others directly involved with the Company’s executive compensation programs routinely consulted with and sought advice from the Consultant regarding the design, competitiveness, operation and administration of our executive compensation programs and practices that fall within the scope of the Restructuring and Executive Compensation Committee charter. In 2012, neither the Restructuring and Executive Compensation Committee nor the Company engaged other consultants or advisors to advise in determining the amount or form of executive compensation. The Consultant does not provide any services other than executive compensation consulting to the Committee and management.

The Restructuring and Executive Compensation Committee discussed principles of engagement between management and the Consultant and approved the policy under which the independent Consultant performs services. This policy reinforces that the Consultant reports directly to the Restructuring and Executive Compensation Committee and provides services only in the area of executive compensation. In addition, the policy defines the advice and analysis to be provided directly to the Restructuring and Executive Compensation Committee and a limited set of pre-approved work for which management may engage the Consultant in support of the Restructuring and Executive Compensation Committee’s responsibilities relating to compensation. The policy specifies that work outside the defined scope must be pre-approved by the Chair of the Committee. At the end of 2012, the Consultant provided to the Restructuring and Executive Compensation Committee a written affirmation of its compliance with this policy. Based on a review of this affirmation and after considering the following six factors with respect to the Consultant: (i) the provision of other services to us by the Consultant; (ii) the amount of fees received from us by the Consultant, as a percentage of the total revenue of the Consultant; (iii) the policies and procedures of the Consultant that are designed to prevent conflicts of interest; (iv) any business or personal relationship of the Consultant’s employees with a member of the Restructuring and Executive Compensation Committee; (v) any Company stock owned by the Consultant’s employees; and (vi) any business or personal relationship of the Consultant’s employees with any of our executive officers, the Restructuring and Executive Compensation Committee confirmed that its Consultant is independent under SEC rules and that no conflict of interest exists with respect to the services the Consultant performs for the Restructuring and Executive Compensation Committee.

EXECUTIVE SESSIONS

Executive sessions of our non-management directors are chaired by our Presiding Director, Richard S. Braddock.

COMMUNICATIONS WITH OUR BOARD

Shareholders and interested parties who wish to communicate with the Board, the independent directors as a group or an individual director, may send an e-mail to our Presiding Director at presiding-director@kodak.com or may send a letter to our Presiding Director at P.O. Box 92708, Rochester, NY 14650. Shareholders wishing to recommend candidates for consideration by the Board may do so by providing the following information, in writing, to the Executive Committee, c/o Secretary, Eastman Kodak Company, 343 State Street, Rochester, NY 14650-0218: 1) the name, address and telephone number of the shareholder making the request; 2) the number of shares of the Company owned, and, if such person is not a shareholder of record or if such shares are held by an entity, reasonable evidence of such person’s ownership of such shares or such person’s authority to act on behalf of such entity; 3) the full name, address and telephone number of the individual being recommended, together with a reasonably detailed description of the background, experience and qualifications of that individual; 4) a signed acknowledgement by the individual being recommended that he or she has consented to: a) serve as director if elected and b) the Company undertaking an inquiry into that individual’s background, experience and qualifications; 5) the disclosure of any relationship of the individual being recommended with the Company, whether direct or indirect; and 6) if known to the shareholder, any material interest of such shareholder or individual being recommended in any proposals or other business to be presented at the Company’s next annual meeting of shareholders (or a statement to the effect that no material interest is known to such shareholder).

RISK MANAGEMENT

Our Board oversees an enterprise-wide approach to risk management, designed to support the achievement of the Company’s objectives, including strategic objectives, to improve long-term performance and enhance shareholder value. A fundamental part of risk management is not only identifying and prioritizing the risks the Company faces and monitoring the steps management is taking to manage those risks, but also determining the level of risk that is appropriate for the Company. As an integral part of its review and approval of the Company’s strategic plan, the Board considers the appropriate level of risk for the Company to accept. Through this process, risk is assessed throughout the Company, focusing on four primary categories of risk: strategic, operational, legal/compliance and financial reporting. In 2012, the Board received a report from the Chair of the Audit and Finance Committee on the results of the Company’s enterprise risk assessment. The Board also receives regular reports on management’s progress in mitigating key risks.

While the Board has assumed oversight responsibility for the Company’s enterprise risk management process, the Board has delegated to its committees responsibility for the oversight of the Company’s risk management in specific risk areas. For example, in 2012, the committees of the Board oversaw:

•	The Company’s financial reporting (including internal controls) and compliance risk management.

•	Risk management relating to the Company’s compensation programs and awards.

•	Risk management relating to the Company’s capital structure and insurance program.

In 2012, the Restructuring and Executive Compensation Committee reviewed a report from management on an assessment of risks relating to the Company’s compensation programs and awards. The assessment concluded, and the Restructuring and Executive Compensation Committee agreed, that such programs and awards do not present any material adverse risks to the Company.

CORPORATE GOVERNANCE GUIDELINES

Our Corporate Governance Guidelines reflect the principles by which our Board operates. From time to time, the Board reviews and revises our Corporate Governance Guidelines in response to regulatory requirements and evolving best practices. A copy of the Corporate Governance Guidelines is published on our website at http://ek.client.shareholder.com/directors.cfm.

BUSINESS CONDUCT GUIDE AND DIRECTORS’ CODE OF CONDUCT

The reputation of our Company and our brand has been built by more than a century of ethical business conduct. All of our employees, including the Chief Executive Officer (CEO), the Chief Financial Officer (CFO), the Corporate Controller, all other senior financial officers and all other Section 16 Executive Officers are required to comply with our code of conduct, the “Business Conduct Guide.” The Business Conduct Guide requires our employees to maintain the highest ethical standards in the conduct of Company business. We also have a code of conduct for our directors, known as the Directors’ Code of Conduct. Our Business Conduct Guide is published on our website at http://ek.client.shareholder.com/supporting.cfm, and our Directors’ Code of Conduct is published on our website at http://ek.client.shareholder.com/directors.cfm. We post any amendments to the Business Conduct Guide or Directors’ Code of Conduct and any waivers of either code for Section 16 Executive Officers or directors of the Company on our website where the respective policies are posted.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16 of the Securities Exchange Act of 1934, as amended, requires our Section 16 Executive Officers, directors and persons who beneficially own greater than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. We are required to disclose any failure of these Section 16 Executive Officers, directors and 10% shareholders to file these reports by the required deadlines. Based solely on our review of the copies of these forms received by us or written representations furnished to us, we believe that all such reports were filed on time with the SEC during 2012 except for a Form 3 for Mr. Brad Kruchten in connection with him becoming a Section 16 Executive officer in July 2012.

Item 11:	EXECUTIVE COMPENSATION

REPORT OF THE RESTRUCTURING AND EXECUTIVE COMPENSATION COMMITTEE

The Restructuring and Executive Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis that follows with the Company’s management.

Based on such review and discussions, the Restructuring and Executive Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

William H. Hernandez, Chair	Dated: April 25, 2013

Richard S. Braddock

James V. Continenza

Kyle P. Legg

Joel Seligman

Dennis F. Strigl

COMPENSATION DISCUSSION AND ANALYSIS

EXECUTIVE SUMMARY

On January 19, 2012, Eastman Kodak Company and its U.S. subsidiaries filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code, in the United States Bankruptcy Court for the Southern District of New York (Bankruptcy Court). The bankruptcy filing is intended to permit Kodak to reorganize and increase liquidity in the U.S. and abroad, monetize non-strategic intellectual property and businesses, fairly resolve legacy liabilities, and focus on the most valuable business lines to enable sustainable profitability. Achievements reached toward these objectives include the following:

•	The Company has reorganized its structure on a set of Commercial Imaging businesses that leverage our exceptional technology and brand strength, consisting of two segments: Graphics, Entertainment and Commercial Films, and Digital Printing and Enterprise Services.

•	In order to focus on our most valuable business lines, we exited our Digital Capture and Devices business and sold certain assets of the Kodak Gallery business, and we announced our intention to sell our Personalized Imaging and Document Imaging businesses.

•	In November 2012, the Bankruptcy Court entered an order approving a settlement agreement between the Company and the retiree committee appointed by the U.S Trustee related to U.S. postretirement benefit plans. Under the settlement agreement, the Company no longer will provide retiree medical, dental, life insurance, and survivor income benefits to current and future retirees after December 31, 2012, other than certain coverage as required by plan documents or applicable law.

•	We have implemented a leaner cost structure and have leveraged the bankruptcy process to negotiate more favorable supplier and customer contract terms.

•	Operating results for 2012 were above target with respect to the financial covenants under our Debtor-in-Possession Credit Agreement.

•	In February 2013, Kodak received approximately $530 million related to the sale and licensing of certain of its intellectual property assets and repaid approximately $419 million of the outstanding term loan under our Debtor-in-Possession Credit Agreement.

•	In March 2013, the Company completed a new financing agreement for $848 million, which would allow for conversion into permanent exit financing of up to $654 million, subject to certain conditions.

Key decisions and practices relating to compensation in 2012 were as follows:

No Section 16 Salary Increases

•	Salaries for Section 16 Executive Officers, including our Named Executive Officers, were frozen as of the chapter 11 filing date through 2012, even where there had been a significant expansion of responsibilities.

No Equity Grants

•	The Company will not issue new equity grants during the chapter 11 proceedings, which resulted in a significant reduction in total direct compensation in 2012 for our Section 16 Executive Officers, including our Named Executive Officers, compared to pre-bankruptcy total direct compensation.

•	No shares were earned under the 2011-2012 Leadership Stock Unit award.

Annual Incentive Pay for 2012

•	Due to strong plan performance, awards under our annual performance incentive program for executives earned at a level above target.

No Corporate Aircraft

•	Kodak terminated its leases for the corporate aircraft as part of the chapter 11 proceedings. Accordingly, Company executives, including Mr. Perez, our Chairman and CEO, did not have access to corporate aircraft for business or personal use in 2012.

Governance

The Company continues to follow policies that align with recognized market best practices and support a pay-for-performance culture, including the following governance policies and practices:

•	Adopted and maintained a Clawback Policy

•	Eliminated excise tax gross-ups on amounts payable under the Company’s change in control plan

•	Eliminated “walk away” rights in change in control arrangements

•	Eliminated single trigger change in control benefits for performance-based equity in the Eastman Kodak Company Long-Term Omnibus Compensation Plan (Omnibus Plan)

•	Prohibited repricing and cash buy-out of stock options in the Omnibus Plan without shareholder approval

•	Maintained an equity award policy governing the timing and methodology of equity grants

•	Retained an independent compensation consultant to support the Committee that performs no other services for the Company, and established a formal policy under which the Consultant is engaged

•	Maintained an insider trading policy which prohibits employees who have access to material nonpublic information from trading Company stock, except during defined window periods and only with pre-clearance from our Corporate Secretary

Named Executive Officers:

Our Named Executive Officers for 2012 were:

1)	Antonio M. Perez, Chairman & Chief Executive Officer (CEO)

2)	Rebecca A. Roof, Interim Chief Financial Officer (CFO)

Ms. Roof is a Managing Director of AlixPartners LLP. Pursuant to an agreement with Kodak, AP Services LLC, an affiliate of AlixPartners LLP, provides restructuring advisory services relating to our chapter 11 proceedings. On September 10, 2012, the Board appointed Ms. Roof as our Interim Chief Financial Officer. Our agreement with AP Services LLC includes fees for Ms. Roof’s services as our Interim CFO. The rate charged for Ms. Roof’s services was $880 per hour in 2012, and $915 per hour effective January 1, 2013. Since Ms. Roof is not an employee of the Company, she does not participate in any of the compensation programs or employee benefits arrangements discussed herein.

3)	Laura G. Quatela, President Eastman Kodak Company and Personalized Imaging (President)

4)	Patrick M. Sheller, General Counsel, Secretary, Chief Administrative Officer and Senior Vice President (GC&SVP)

5)	Douglas J. Edwards, President Digital Printing and Enterprise and Senior Vice President (SVP)

In addition, disclosures are included for the following former Named Executive Officers:

1)	Antoinette P. McCorvey, Former Chief Financial Officer and Senior Vice President (CFO&SVP)

Ms. McCorvey served as CFO until September 10, 2012. Ms. McCorvey was subsequently offered a non-comparable position with the Company, which she declined. Accordingly, Ms. McCorvey was involuntarily terminated without cause effective December 31, 2012.

2)	Philip J. Faraci, Former President (President)

As a result of the Company’s decision to focus its business on Commercial Imaging, the Company reorganized its management structure to reduce costs, including the elimination of the position of President held by Mr. Faraci, effective September 5, 2012. As a result, Mr. Faraci was involuntarily terminated without cause effective December 10, 2012.

DETERMINING EXECUTIVE TARGET TOTAL DIRECT COMPENSATION

The Committee reviews the total direct compensation opportunity of each Named Executive Officer on an annual basis. In the course of the Committee’s review, the Committee seeks the advice and input of its independent compensation consultant, Frederic W. Cook & Co., Inc. (the Consultant) as well as management. In 2012, our executive compensation program consisted of: 1) base salary; 2) annual variable pay; and 3) indirect compensation elements that include limited perquisites, retirement, severance and change in control arrangements. Our Named Executive Officers were also eligible to participate in the benefit plans and programs that are generally available to our employees. Historically, long-term incentives in the form of equity have been a significant portion of our executive’s total target direct compensation. However, in 2012, our executives forfeited this element of compensation, because we did not issue equity in 2012 during our chapter 11 proceedings. Our Named Executive Officers did not receive any compensation in lieu of the loss of a long-term incentive grant in 2012.

Role of the Consultant

To advise the Committee on our executive compensation plans, practices and awards, the Consultant attends Committee meetings on a regular basis and provides the Committee with market information and analysis of our executive compensation practices to ensure consistency with the Company’s executive compensation strategy and goals. The Consultant also provides insight on best practices in executive compensation and updates on market trends.

At the direction of the Committee, the Consultant works cooperatively with management on the design, competitiveness, operation and administration of our executive compensation programs and practices that fall within the scope of the Committee charter. The Consultant does not provide any other services to the Company. For added information on the role of the Consultant see Item 10 of this Form 10-K/A Part III.

Use of Market Reference Data

Typically management has provided the Committee with market median reference data for each Named Executive Officer. The Committee uses national survey data to assess compensation, in lieu of peer company benchmarking, because the Company consists of a portfolio of businesses that are in different stages of transformation and operate under different business models. In view of these variables, it is premature to identify a sustainable set of similarly sized, domestically based peer companies for the purpose of benchmarking compensation data. The Committee believes that the national survey data provide a competitive frame of reference for compensation decisions because they offer a reasonable representation of the cost to hire and retain talent. The surveys referenced are from three independent external survey providers: the Towers Watson Executive Compensation Survey, the Aon Hewitt Executive Compensation Survey and the Radford Technology Survey. The Committee does not review or have access to the names of the individual companies that participate in these surveys.

In 2012, the Committee determined to freeze base salaries and target annual variable cash incentive leverages for all Named Executive Officers through the end of 2012, even in the case of significant increases in responsibilities. It was also determined that no new equity be granted in 2012. As a result of these decisions, and to reduce operating costs in 2012, the Committee deferred the purchase of any new executive compensation benchmarking surveys during the pendency of the chapter 11 proceedings.

ELEMENTS OF TOTAL DIRECT COMPENSATION

As noted herein, payments under a number of our executive compensation and benefits programs were affected by the chapter 11 filing and cannot be made without approval of the Bankruptcy Court or as part of the Company’s plan of reorganization (“chapter 11 approval”).

Base Salaries

Base salaries provide a regular source of income to our Named Executive Officers.

The Committee typically reviews base salaries annually, but it does not automatically increase salaries. Rather, base salaries are adjusted only if deemed appropriate by the Committee, utilizing market data as a reference and in consideration of: 1) experience; 2) responsibilities; 3) the importance of the position relative to other senior management positions within the Company; 4) external relative scope or changes in the competitive marketplace; and 5) years since the last base salary change. Any change in base salary will affect an executive’s target opportunity under our annual variable pay plan, which is based on a percentage of base salary.

The market median base salary reference is used because it:

•	Enables us to attract and retain high quality talent;

•	Ensures that our executives receive competitive levels of fixed compensation, which protects against excessive risk taking that might be encouraged if salaries were set substantially below market rates;

•	Ensures that fixed costs are reasonable and sustainable; and

•	Historically, enables us to deliver the majority of compensation opportunity through variable, results-based incentives to ensure that realized pay is highly correlated with achievement of important performance goals and changes in shareholder value.

Committee Discussion and Analysis

The Committee determined it appropriate to freeze base salaries during the chapter 11 proceedings absent a significant increase in job responsibilities. As a result, base salaries remained frozen in 2012 for Messrs. Perez, Sheller, and Faraci, Dr. Edwards and Mmes. McCorvey and Quatela. The Company’s agreement with AP Services LLC includes fees for Ms. Roof’s services as our Interim CFO. AlixPartners LLP directly compensates Ms. Roof; the Company does not maintain a separate compensation arrangement with Ms. Roof. Accordingly, the Committee does not determine Ms. Roof’s compensation. Consistent with current practice, the amount of Mr. Perez’s salary in excess of the $1,000,000 deductibility limit under Section 162(m) of the Internal Revenue Code (Code) is deferred.

On September 10, 2012, Dr. Edwards was promoted to President, Digital Printing and Enterprise. The Committee recognized that this promotion involved a significant increase in job responsibilities. However, the Committee determined to defer any decision on salary treatment for Dr. Edwards during 2012. In January 2013, based on Dr. Edwards’ performance in his new role in areas of business operations, technology and cost reductions, the Committee determined it appropriate to increase Dr. Edwards’ base salary by 13%. The Committee referenced 2011 surveys in making the determination in order to align Dr. Edwards’ base salary to approximate market median for his position.

Annual Variable Pay: Executive Compensation for Excellence and Leadership (EXCEL)

EXCEL provides an annual variable cash incentive opportunity to drive annual performance aligned to success in our business strategy. EXCEL is structured to comply with the “performance-based” compensation requirements under Section 162(m) of the Code so that we may deduct cash incentives payable under the plan.

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

EXCEL Target Opportunity

Our Named Executive Officers are assigned target opportunities under EXCEL based on a percentage of base salary.

Committee Discussion and Analysis

For 2012, the Committee determined that, while in chapter 11, the EXCEL target opportunity should remain frozen absent a significant increase in job responsibilities. As a result, target EXCEL opportunities remained frozen in 2012 for Messrs. Perez, Sheller, and Faraci, Dr. Edwards and Mmes. McCorvey and Quatela.

As discussed above, the Committee recognized that Dr. Edwards’ job responsibilities substantially increased in 2012, but decided to defer any decision on target opportunity treatment until 2013. In 2013, upon a review of Dr. Edwards’ total target cash and total direct compensation, the Committee increased his target opportunity from 60% to 75% effective January 1, 2013, commensurate with market median total target cash for his new responsibilities.

The following table shows the 2012 full year EXCEL target opportunity as a percent of base salary for our Named Executive Officers:

Name	Base Salary	EXCEL % Target Opportunity	EXCEL $ Target Opportunity
A.M. Perez	$1,155,000	155%	$1,790,250
R.A. Roof(1)	See SCT	Not eligible	Not eligible
L.G. Quatela	$465,000	75%	$348,750
P.M. Sheller	$340,000	75%	$255,000
D.J. Edwards	$352,800	60%	$211,680
Former Executives
A.P. McCorvey	$450,000	75%	$337,500
P.J. Faraci(2)	$700,000	85%	$595,000

(1)	Ms. Roof, Interim CFO, is a Managing Director of AlixPartners, our restructuring advisory firm. She is not an employee of the Company and is not eligible for the annual incentive program.
(2)	Mr. Faraci’s annual EXCEL target in the above table represents his full year target opportunity which was later prorated to coincide with his last day of employment with the Company.

2012 EXCEL Design and Performance Results

Performance Metrics Design and Results

For 2012, the Committee selected the primary performance metrics shown below, with the associated financial goals. The full definitions for each of the EXCEL metrics can be found following the Grants of Plan-Based Awards Table of this Form 10-K/A Part III.

In addition to the primary performance metrics, the Committee established a performance gate such that any performance below that gate would result in no payment under either performance metric. The gate for 2012 was established to ensure compliance under the financial covenants of the Company’s Debtor in Possession Credit Agreement (DIP Credit Agreement) as of December 31, 2012, as described in Section 5.03(a) and 5.03(b) of the DIP Credit Agreement. The gate included minimum consolidated adjusted EBITDA of -$5 million for the period from February 1, 2012 through December 31, 2012, and minimum U.S. liquidity of $100 million on December 31, 2012.

Excel Primary Performance Goals	Weight		Threshold			Target			Stretch	Result
Cash Generation before restructuring costs, reorganization costs, pension/OPEB payments and non-recurring intellectual property arrangements (Cash Generation)	50%	Metric	(-$	120M	)		($-96M	)	$67M
		Payout Opportunity		0%			100%		200%
		Result									$69.1M
Adjusted EBITDA as defined by the DIP Credit Agreement excluding intellectual property asset sales (Adjusted EBITDA)	50%	Metric	(-$	55M	)	(-$	38M	)	$56M
		Payout Opportunity		0%			100%		200%
		Result								(-$	44.8M )
EXCEL earned award for Named Executive Officers											130.7%
EXCEL approved award for Named Executive Officers											120.0%

Committee Discussion and Analysis of Performance Metrics and Goals

The Committee selected two performance metrics in 2012: (1) Cash Generation before restructuring costs, reorganization costs, pension/OPEB payments and non-recurring intellectual property arrangements (Cash Generation) and (2) Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA) as defined by the DIP Credit Agreement and excluding intellectual property asset sales (Adjusted EBITDA). The specific definitions for the EXCEL metrics are summarized after the Grants of Plan Based Awards Table of this Form 10-K/A Part III.

Cash Generation was selected because of the continued importance of maintaining the liquidity and financial flexibility necessary to emerge from chapter 11 as a sustainable digital company. Cash Generation focuses our operating businesses on Earnings from Operations (EFO) and working capital performance. The metric excluded non-recurring intellectual property arrangements, to help ensure that management focused on operational improvements as a means of generating cash. This metric excludes restructuring costs, to remove any incentive for managers to forego important cost reduction actions. Cash payments for pension plan contributions and other post-employment benefit (OPEB) expenses are also excluded, to prevent management from achieving Cash Generation goals through reductions in pension funding or non-pension retiree benefits. Reorganization costs were removed because they are driven primarily by the requirements of the chapter 11 process. Thus, as structured, this metric incents management to focus on generating cash from business operations and on the progress within the businesses toward further implementation of a lean digital operating model. The Committee established a target payout for Cash Generation consistent with the business plan presented to the creditor constituency in the chapter 11 proceedings. The Committee established a steep slope for performance below target to reinforce the importance of meeting the cash goal and improving U.S. liquidity.

The Committee selected Adjusted EBITDA because it incents businesses to focus on earnings from operations performance. The definition of this metric aligns with the DIP Credit Agreement. It excludes intellectual property arrangements for the reasons outlined above. The Committee established the target for this metric consistent with the business plan presented to the creditor constituency in the chapter 11 proceedings. The threshold for an earned payment was established at $7M above the minimum Adjusted EBITDA covenant calculated to include January plan performance to ensure full year performance above the minimum level required by the covenant. The resulting slope was much steeper below target performance than above target performance.

In addition to the primary metrics, the Committee established a gate for minimum consolidated Adjusted EBITDA and minimum U.S. liquidity to ensure that no award would be earned absent compliance with the financial covenants in the DIP Credit Agreement.

On August 8, 2012, with the support of the Official Committee of Unsecured Creditors, the Bankruptcy Court approved the 2012 EXCEL performance metrics, award opportunities and payments, if earned, for each of the Named Executive Officers, with two adjustments. First, the Bankruptcy Court required that, in determining EXCEL awards for Section 16 Executive Officers, including the Named Executive Officers, Adjusted EBITDA, must be reduced by all stock based compensation expense included in the Company’s Annual Commitment Plan. Second, the Bankruptcy Court required that, for purposes of determining Cash Generation, the result be reduced by all cash interest due during 2012 on the Company’s 9.75% senior secured notes due March 1, 2018 and the 10.625% secured notes due March 15, 2019 (without duplication).

Committee Discussion and Analysis of 2012 Named Executive Officer Awards

In determining the percentage payout earned under EXCEL for our Named Executive Officers, the Committee first compared the actual results against the two covenant gates. The Committee confirmed that the -$5 million Adjusted EBITDA covenant and that the $100 million U.S. liquidity covenant gates had been met and exceeded. Next, the Committee considered a number of factors to determine the earned award. First, the Committee accounted for the adjustments of the metrics required by the Bankruptcy Court, as discussed above. Second, the Committee reduced Adjusted EBITDA and Cash Generation results to remove certain elements that were eligible in calculating Adjusted EBITDA according to the DIP Credit Agreement definition and Cash Generation according to the metric definition but were not included when the Company’s Annual Commitment Plan was established, such as offensive litigation, vendor penalties associated with the exit of the Consumer Inkjet business and net gains on the sale of the Kodak Gallery assets. These adjustments resulted in maximum earned EXCEL awards at 130.7% of target for the Named Executive Officers. After these adjustments, the Committee determined to make an additional 10% reduction in recognition of the Company’s chapter 11 status. The Committee approved EXCEL for our Named Executive Officers at 120% of target, as reflected in the above chart.

After a review of each Named Executive Officer’s individual performance, particularly as related to their contributions toward the goals of the chapter 11 reorganization process, the Committee determined that no further adjustments should be made to the individual awards for Messrs. Perez and Sheller, Dr. Edwards and Ms. Quatela. Forty percent (40%) of the awards was paid in April 2013 and the remaining sixty percent (60%) is fully vested and payable in December 2013.

The Committee considered Mr. Perez’s leadership of the chapter 11 process, particularly Mr. Perez’s focus on securing customer relationships during this period. Mr. Perez’s leadership in reshaping the Company around our core Commercial Imaging businesses, including actions to exit and divest non-core businesses, obtaining interim and exit financing, and the resolution of legacy liabilities, were considered in his final award. Mr. Sheller’s leadership in his three corporate roles as General Counsel, Chief Administrative Officer, and Secretary to the Board were considered in determining his award. The Committee considered Mr. Sheller’s performance in leading the chapter 11 legal processes; effectively managing internal and external communications; interfacing with the Board, external advisors and creditor constituencies; and his leadership of the necessary corporate cost structure reductions, in approving his award. Dr. Edwards’ results in his leadership of the Digital Printing & Enterprise business, including successful execution of the DRUPA trade show and subsequent customer installations, as well as his delivery of Prosper technology productivity improvements and growth in the packaging business, were considered in determining his award. Finally, Ms. Quatela’s focus on customers as demonstrated by the renewal of key Retail System Solutions business contracts, her leadership in the exit of the Consumer Inkjet and Digital Camera and Device businesses, her execution of the sale of the assets of the Kodak Gallery, and the monetization of the digital imaging patent portfolio, were considered by the Committee in her award determination.

The Committee determined that Ms. McCorvey and Mr. Faraci receive individual awards at 75% of their target, prorated as applicable, based on their employment termination dates. In determining these individual awards, the Committee considered their individual performance in support of the Company’s reorganization process. Specifically the Committee considered Ms. McCorvey’s overall role in the restructuring process, including attainment of the financing under the DIP Credit Agreement and cash flow management. The Committee also considered Mr. Faraci’s role in securing customer and vendor stabilization. The award determination for both Ms. McCorvey and Mr. Faraci also reflects the fact that each transitioned their responsibilities in September, prior to the critical fourth quarter given the seasonal nature of some of our businesses, and in light of the amount of progress toward the Cash Generation result that was achieved in the fourth quarter. Ms. McCorvey’s and Mr. Faraci’s awards were paid in April 2013.

Ms. Roof did not receive an EXCEL award as she is not a participant in our EXCEL program, and fees for her services are subject to our agreement with AP Services LLC, an affiliate of AlixPartners LLP.

2012 Long-Term Incentive Compensation

Long term incentives, mainly in the form of equity, have historically been a significant part of our Named Executive Officer’s competitive total target direct compensation. The objectives of this element of compensation are to: (i) align executive compensation with shareholder interest; (ii) create incentives for executive retention; (iii) encourage long-term performance; and (iv) promote stock ownership.

Our Named Executive Officers did not receive an annual Long-Term Incentive (LTI) grant in calendar year 2012, as the Committee determined that no new equity would be issued during the chapter 11 proceedings. Our Named Executive Officers did not receive any compensation in lieu of the loss of an LTI grant in 2012. As a result, the total target direct compensation for our Named Executive Officers was significantly lower than both compensation prior to chapter 11 and total target direct compensation according to national salary surveys.

The Committee certified the results associated with two performance-based LTI grants issued in 2011. The first was a Leadership Stock Award and the second was a long-term Performance Cash Award.

Leadership Stock — 2011-2012 Performance Cycle Awards

Leadership Stock awards provide participants with the right to earn shares of our common stock based upon attainment of certain performance goals. In 2011, the Committee approved a Leadership Stock Unit grant with a two-year performance cycle, followed by a vesting period of one year. The performance goals, established in the first 90 days of the performance period in 2011 were: (1) 2011 and 2012 percentage point improvement in Digital Operational Earnings excluding non-recurring intellectual property arrangements and; (2) 2011 and 2012 intellectual property revenue. The goals, weight, threshold, target and stretch metrics and results are shown in the table below:

Metric	Weight	Threshold and Opportunity		Target and Opportunity		Stretch and Opportunity		2011+2012 Result and Earned Award
2011 and 2012 percentage point improvement in Digital Operational Earnings excluding non-recurring intellectual property arrangements	75%	9 0	% %	13.4 100	% %	15.1 150	% %	3.8%
2011 and 2012 Revenue from intellectual property arrangements	25%	$375M 0%		$500M 100%		$589M 150%		$102.9M
Total Earned Award								0%

Committee Discussion and Analysis on Goal and Metric Selection and Award Determination

The Committee selected the Digital Operational Earnings improvement metric to incent management to focus on improvements in the profitability of the Company’s digital businesses. The metric definition follows the Grant of Plan Based Awards Table of this Form 10-K/A Part III. The Committee excluded non-recurring intellectual property licensing revenue from this metric and weighted it at 75% to incent management to deliver on the core operational elements of the digital businesses. The target for the two year percentage point improvement was set at the midpoint of the plan communicated to investors in 2011. The threshold was set at a level that would have required the Company to achieve break-even earnings performance in both Consumer Inkjet and Commercial Inkjet, or break-even performance in one of these businesses and a significant improvement in the earnings of the Digital Cameras and Display (DC&D) business. The Company delivered a 3.8 percentage point improvement in Digital Operational Earnings. This was below threshold performance due in part to the exit of the DC&D business and the sale of certain assets of the Kodak Gallery business, as well as the impact of chapter 11 during the performance period. As a result, no payout was earned for this metric.

The second metric focused on continued delivery of revenue from intellectual property arrangements. The metric definition follows the Grant of Plan Based Awards Table of this Form 10-K/A Part III. The target of $500 million was consistent with the two-year plan and with investor communications indicating a $250-350 million average intellectual property revenue per year for the 2011-2013 period. The threshold was set at 75% of the plan and the maximum was set at approximately an 18% improvement versus the plan. The actual result was $102.9 million, which was below threshold. As a result, no payout was earned for this metric.

Based on the above, the Leadership Stock Unit grant issued in 2011, and reported in the Summary Compensation Table and Grant of Plan Based Awards Table in the Company’s Form 10-K/A for the year ended December 31, 2011, filed April 27, 2012, was not earned.

2011-2012 Performance Cash Program

The Performance Cash program was established with two one-year performance periods, followed by a vesting period of one year, to ensure a total earn-out period of three years. The 2011 performance goal and result were disclosed in the Form 10-K/A filed April 27, 2012. The performance threshold for 2011 was not met, resulting in a certification of 0% for the 2011 performance period. The Committee approved the performance goals for the 2012 performance period within the first 90 days of 2012.

For the 2012 performance period, the Committee selected the performance metric of Cash Generation before restructuring costs, reorganization costs, pension/OPEB payments and non-recurring intellectual property arrangements. The 2012 performance period represents 50% of the total 2011-2012 Performance Cash Program target award. The definition can be found following the Grant of Plan Based Awards Table of this Form 10-K/A Part III.

Threshold performance for the 2012 Cash Generation metric was set at -$120 million, target performance at -$96 million and stretch performance at -$15 million, with corresponding payout opportunities of 0%, 100% and 150%, respectively. As further described below, as a result of total performance for the 2011 and 2012 performance periods, Performance Cash awards earned at 75% of target.

Committee Discussion and Analysis on Goal and Metric Selection and Award Determination

The Committee selected Cash Generation (before restructuring costs, reorganization costs, pension/OPEB payments and non-recurring intellectual property arrangements) as the Performance Cash metric for the 2012 performance period, given the Company’s continued focus on liquidity as we prepare for emergence from chapter 11. The Committee utilized this metric for Performance Cash, as it had done in including Cash Generation as one of the two metrics for EXCEL, to increase the portion of an executive’s total performance-based compensation that is dependent on this critical metric.

Based on the same methodology used to determine the Cash Generation results for EXCEL, as discussed above, the Committee determined Cash Generation results at $69.1 million for the 2012 performance period, which correlates to a result of 150%. When combined with 2011 performance, the Performance Cash plan earned at 75% of target.

After a review of each Named Executive Officers’ individual performance, particularly as related to their contribution toward the goals of the chapter 11 reorganization process and the factors discussed above in the Committee Discussion and Analysis of 2012 Named Executive Officer Awards for EXCEL, the Committee approved individual awards at 75% of target for Messrs. Perez and Sheller, Dr. Edwards and Ms. Quatela and at 47% of target for Mr. Faraci and Ms. McCorvey, resulting in the following amounts: Mr. Perez $1,302,075: Mr. Sheller $20,608; Dr. Edwards $97,875; Ms. Quatela $157,500; Mr. Faraci $267,900; Ms. McCorvey $141,000. Payment of the awards is subject to chapter 11 approval and, only if approved, will vest on December 31, 2013. Accordingly, the awards are not included in the Summary Compensation Table. The 2011 target and maximum awards were included in the Grant of Plan Based Awards Table in the Company’s Form 10-K/A for the year ended December 31, 2011, filed April 27, 2012.

One-Time Special Incentive Agreement for Ms. Quatela

On November 17, 2011, the Company entered into a one-time special incentive agreement with Ms. Quatela pertaining to the execution of intellectual property transactions. The Bankruptcy Court issued an order authorizing the assumption of this agreement on August 8, 2012. The agreement was implemented to incent the successful sale of the Company’s patent portfolios relating to digital capture and Kodak Imaging Systems and Services. The performance goals were tied to the gross proceeds of the transaction(s). The agreement provided for an early completion incentive for completion of the sale by a specified date. Similarly, the agreement provided for an award reduction for completion after a specified target date. Subject to achievement of a threshold goal within the performance period, Ms. Quatela could earn an incentive award amount between $600,000 and $1,500,000. The award was included in the Grant of Plan Based Awards Table in the Company’s Form 10-K/A for the year ended December 31, 2011, filed April 27, 2012.

Committee Discussion and Analysis on Goal and Metric Selection and Award Determination

The Committee intended for the agreement to incent Ms. Quatela to complete the sale of the Company’s digital imaging patent portfolio within a certain value and date. An incentive and payout reduction was built into the plan to incent the timeliness of the transaction. The target/maximum payout opportunity was established to provide Ms. Quatela an opportunity to earn total compensation in line with an external employment offer.

Based on the gross proceeds of approximately $530 million, and the sale completion in February 2013, the Committee determined that no incentive payment was earned.

RISK MITIGATING POLICIES

Share Ownership Program

Our Share Ownership Program outlines the Company’s expectation for Company stock ownership by our Section 16 Executive Officers, including our Named Executive Officers. The program includes an expectation that Named Executive Officers retain 100% of shares attributable to the exercise of stock options or the vesting of full value shares (such as restricted stock, RSUs or Leadership Stock), net of taxes, until they attain their specified ownership levels. The ownership requirements for 2012 were as follows:

Officer Level	Ownership as Multiple of Base Salary*
CEO (Mr. Perez)	5x
President (Mr. Faraci) (Ms. Quatela)	4x
Executive Vice President	3x
Senior Vice President (Dr. Edwards, Mr. Sheller, Ms. McCorvey)	2x

*	A retention ratio of 100% is expected until this level of ownership is achieved.

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

The Committee monitors each Named Executive Officer’s status regarding achievement of the applicable minimum ownership requirement. Due to the chapter 11 proceedings and our stock price, our Named Executive Officers currently are, in general, below the Stock Ownership Guidelines. No new equity has been issued while in chapter 11 and the value of outstanding awards has been significantly reduced. As a result, enforcement of the share ownership levels has been suspended during the chapter 11 proceedings.

Policy on Recoupment of Executive Incentive Payments in the Event of Certain Restatements

The Board has a policy requiring the recoupment of bonuses paid to Named Executive Officers upon certain financial restatements. Under the policy, which is posted on our website at http://ek.client.shareholder.com/supporting.cfm, we require reimbursement of a certain portion of any amounts paid to a Named Executive Officer under EXCEL when:

•	The payment was predicated upon the achievement of certain financial results that were subsequently the subject of a restatement;

•	In the Board’s view, the officer engaged in fraud or misconduct that caused the need for the restatement; and

•	A lower payment would have been made to the officer based upon the restated financial results.

In each such instance, the Company will, to the extent practicable, seek to recover the amount by which the Named Executive Officer’s annual incentive payment for the relevant period exceeded the lower payment that would have been made based on the restated financial results, plus a reasonable rate of interest.

Committee Discussion of Risk in Goal and Metric Selection

The Committee considers risk management in all decisions related to executive compensation, and the Committee’s independent consultant advises the Committee and management on the degree to which individual components and the program as a whole may influence the manner in which executives are encouraged or discouraged from taking risk.

In establishing the metric selection, metric definitions, performance thresholds, targets and payout curves for variable pay metrics, the Committee considers how to appropriately balance risk with the achievement of shareholder objectives. During 2012, the Company’s Chief Compliance Officer, who led our enterprise risk management program, reviewed the Company’s selection of goals and metrics in order to advise the Committee on any potential concerns regarding the degree to which the plans encourage management to take risk in the operation of the business.

OTHER POLICIES

Policy on Qualifying Compensation

When designing all aspects of compensation, we consider the deductibility of executive compensation under Section 162(m) of the Code. Section 162(m) provides that we may not deduct compensation of more than $1 million paid to our CEO and the three other most highly compensated Named Executive Officers employed at year-end (other than the CFO), other than compensation that is “performance-based”. Annual variable pay under EXCEL is designed and intended to satisfy the requirements for “performance-based” compensation as defined in Section 162(m). Stock options, Leadership Stock, Performance Cash and Ms. Quatela’s special incentive plan are also intended to satisfy the requirements for “performance-based” compensation under Section 162(m). While these plans are designed to operate in a manner that is intended to qualify as “performance-based” under Section 162(m), the Committee may administer the plans in a manner that does not satisfy the requirements of Section 162(m) in order to achieve a result that the Committee determines to be appropriate.

Generally, whether compensation will be deductible under Section 162(m) will be an important, but not a decisive, factor with respect to the Committee’s decisions.

OTHER COMPENSATION ELEMENTS

Retirement Plans

The Company offers a tax-qualified defined benefit plan, comprised of a cash balance component and a traditional defined benefit component (KRIP), and a tax-qualified 401(k) defined contribution plan (SIP), which cover virtually all U.S. employees. In addition to these tax-qualified retirement plans, the Company provides non-qualified retirement benefits to our employees, including those who are Named Executive Officers, under the Kodak Unfunded Retirement Income Plan (KURIP) and the Kodak Excess Retirement Income Plan (KERIP). KURIP and KERIP are unfunded retirement plans that are designed to provide our employees with pension benefits that (1) make up for the Internal Revenue Code’s limitations on allocations and benefits that may be paid under KRIP and SIP, and (2) recognize deferred compensation that is ignored when calculating benefits under KRIP and SIP. None of our Named Executive Officers has an accumulated benefit under KERIP. The details of KRIP and KURIP are described under the Pension Benefits Table of this Form 10-K/A Part III. Payment of KURIP and KERIP benefits accrued prior to the chapter 11 filing were suspended as of the filing date and may not be made without chapter 11 approval.

Our tax-qualified retirement plans and non-qualified retirement plans are designed and intended to attract and retain employees.

Individual Supplemental Retirement Arrangements

At the time of their hire, Kodak entered into individual letter agreements with Messrs. Perez and Faraci to provide additional retirement benefits beyond those available under our tax-qualified retirement plans and non-qualified retirement plans. These agreements provide eligibility for the traditional benefit component of KRIP and KURIP and for additional years of service in calculating those benefits. Supplemental individual retirement arrangements were necessary to recruit these Named Executive Officers. The benefits provided to our Named Executive Officers under any individual retirement arrangement are described in the section entitled Individual Supplemental Retirement Arrangements. Due to the chapter 11 filing, payment of these benefits cannot be made absent chapter 11 approval. Accordingly, benefits provided under the individual retirement arrangement of Mr. Faraci, whose last day of employment was December 10, 2012, were not paid.

Deferred Compensation Plan

We have maintained a non-qualified deferred compensation plan for our executives, known as the Eastman Kodak Company 1982 Executive Deferred Compensation Plan (EDCP). In 2009, the Committee froze the receipt of new monies into this plan indefinitely due to the plan’s administrative costs and low utilization. No pre-petition deferral payment may be issued under the plan absent chapter 11 approval.

Perquisites

The Company provides certain perquisites for our Named Executive Officers. The perquisites are reviewed periodically and are provided to ensure the personal security of senior executives, to maximize an executive’s time spent on Company business or to attract and retain senior executives.

In 2012, based upon the advice of our external restructuring advisors, the Company temporarily provided heightened security services for certain of our executive officers and their immediate family members in connection with the filing of chapter 11. Based on the guidance of our advisors, the Company determined that these services were necessary and appropriate for a company in bankruptcy, given potential threats to the safety and security of our executive officers and their immediate family members, and that it is common for companies in bankruptcy to engage such services in order to minimize any disruption in the ability of executive officers to devote time and attention to the business of the company. The executive protection services were provided by an independent security company for a period of time following the bankruptcy filing. The services primarily included security guards who were stationed at the homes of Messrs. Perez and Sheller and Mmes. McCorvey and Quatela and personal security protection for Mr. Perez.

Prior to the chapter 11 filing, we allowed our CEO to have access to corporate aircraft for business and personal travel. Upon the chapter 11 filing on January 19, 2012, we terminated our leases for the corporate aircraft. Accordingly, our executive officers, including our CEO, no longer have access to corporate aircraft for business or personal travel. In addition, the Company terminated the financial services program and personal umbrella liability insurance program for all executives, effective January 1, 2013. Mr. Perez’s individual employment arrangement provides for an annual reimbursement of up to $7,000 for the cost of financial services. Although Mr. Perez incurred expenses in connection with such financial services in 2012, no reimbursement has been made as a result of the chapter 11 proceedings.

In addition to the personal security described above, the Company provides ongoing home security services for Mr. Perez. The Company also provides personal IT services for Mr. Perez.

The compensation attributed to our Named Executive Officers for perquisites in 2012 is included in the all other compensation column of the Summary Compensation Table.

SEVERANCE AND CHANGE IN CONTROL ARRANGEMENTS

Severance Arrangements

The Committee believes that it is important to provide our senior management some measure of financial security in the event their employment is terminated without cause, because of their responsibility for the success of the Company and the execution of the Company’s strategic plan. However, while the Company operates in chapter 11, any severance payments will be managed in compliance with the provisions of the Bankruptcy Code, irrespective of the letter agreements or severance guidelines discussed herein. Under these provisions, our Named Executive Officers may only receive limited severance amounts under plans applicable to employees generally.

Our individual severance arrangements are designed to serve as a retention tool and to eliminate any reluctance of executives to implement any transformational components of the Company’s strategic plan. In certain instances, an executive’s successful completion of his or her responsibilities may result in the elimination of his or her job. These arrangements also provide an incentive for individuals to sign a release of claims against the Company, to refrain from competing with the Company and to cooperate with the Company both before and after their employment is terminated. As stated above, none of our current Named Executive Officers are eligible to receive payments under an individual severance arrangement during the chapter 11 proceedings.

At the time that Mr. Perez commenced employment with the Company, an individual letter agreement was established for him that provides severance benefits in the event his employment is terminated by the Company without “cause” or if he terminates for “good reason.” The definitions of “cause” and “good reason” as applicable to Mr. Perez’s letter agreement are set forth on in the section entitled Individual Severance Agreements. When approving any letter agreement for employment or retention, the Committee focuses on the reasons for which severance may be triggered relative to the Named Executive Officer’s position and responsibilities. Our severance arrangements with Messrs. Sheller and Faraci, Dr. Edwards, and Mmes. Quatela and McCorvey are provided in accordance with the Company plans applicable to employees generally. Ms. Roof is not eligible for severance benefits under any Company plans. For additional information regarding the potential severance benefits payable to our Named Executive Officers under various circumstances, see the description preceding the Severance Payments Table of this Form 10-K/A Part III.

Change in Control Arrangements

Consistent with our compensation philosophy, we believe that the interests of our shareholders are best served if the interests of our senior management are aligned with theirs. To this end, our Executive Protection Plan, which the Company adopted in 1992, provides for enhanced change in control severance benefits for our Named Executive Officers, other than Ms. Roof, to reduce any reluctance on their part to support potential change in control transactions that may be in the best interest of shareholders and to promote their continued employment and dedication without distraction. The terms of the Executive Protection Plan are described in the section entitled Executive Protection Plan of this Form 10-K/A Part III. As stated above, during the chapter 11 proceedings, our Named Executive Officers may only receive limited severance amounts under plans applicable to employees generally, which do not include the Executive Protection Plan.

Certain of our other employee benefit and compensation plans also provide enhanced benefits to our Named Executive Officers other than Ms. Roof, as well as other U.S. employees, after a change in control. These benefits are designed to protect these covered employees against the possible loss of certain benefits after a change in control. The terms of the Executive Protection Plan and the treatment of any benefits after a change in control under the Company’s welfare plans, deferred compensation plan, EXCEL and equity incentive plans are more fully described prior to the Severance Payments Table of this Form 10-K/A Part III.

Performance of the Company’s obligation under these plans is subject to the chapter 11 proceedings.

COMPENSATION OF NAMED EXECUTIVE OFFICERS

SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation of each of our Named Executive Officers for 2010, 2011 and 2012. The decrease in reported compensation from 2011 to 2012 was driven primarily by the decision not to issue new equity prior to emergence from chapter 11.

Name and Principal Position	Year	Salary(1)	Bonus	Stock Awards(2)	Option Awards(3)	Non-Equity Incentive Plan Comp.(4)	Change in Pension Value and Non- qualified Deferred Comp. Earnings(5)	All Other Comp.(6)	Total
A.M. Perez Chairman & CEO	2012	$1,149,421	—	$0	$0	$2,148,300	$2,014,817	$159,711	$5,472,249
	2011	1,115,140	—	3,083,185	1,355,005	0	1,311,499	115,285	6,980,114
	2010	1,096,168	—	1,701,290	0	341,000	2,259,538	320,194	5,718,190
R.A. Roof CFO	2012	800,726	na	na	na	na	na	na	800,726
L.G. Quatela President	2012	463,380	—	0	0	418,500	38,227	82,306	1,002,413
	2011	403,877	—	562,409	208,003	0	39,546	7,825	1,221,660
P.M. Sheller GC & SVP	2012	336,516	—	0	0	306,000	908,864	15,026	1,566,406
D.J. Edwards SVP	2012	351,570	—	0	0	254,016	26,355	18,349	650,290
Former Executives
A.P. McCorvey(7) Former CFO & SVP	2012	448,431	—	0	0	253,125	29,177	336,452	1,067,185
	2011	448,431	—	404,422	234,146	0	49,071	16,255	1,152,325
	2010	312,093	—	0	41,850	47,733	58,007	16,399	476,082
P.J. Faraci(8) Former President	2012	686,830	—	0	0	420,575	42,113	309,487	1,459,005
	2011	697,561	—	768,395	444,877	0	831,214	475	2,742,522
	2010	697,561	—	0	0	119,000	595,728	4,221	1,416,510

(1)

This column reports the base salary paid to each of our Named Executive Officers. Mr. Perez’s base salary increased from 2011 as a result of the full-year impact of a salary increase he received in 2011, described in the Company’s Form 10-K/A filed April 27, 2012. Ms. Roof, a Managing Director of AlixPartners LLP, has served as our Interim CFO since September 10, 2012. Ms. Roof’s services were provided pursuant to an agreement between Kodak and AP Services LLC, an affiliate of AlixPartners LLP, for restructuring advisory services relating to our chapter 11 proceedings. We do not compensate Ms. Roof directly. Rather, Ms. Roof is compensated directly by AlixPartners LLP. Under our agreement with AP Services LLC, we incurred $800,726 in 2012 for Ms. Roof’s services. Ms. Roof billed 808.3 hours plus 51.5 hours travel time (one-half of the travel hours actually incurred) at $880 per hour. AP Services LLC was also reimbursed in the amount of $44,102 to account for Ms. Roof’s travel expenses. See the section entitled Base Salaries for a complete discussion and analysis of base salary levels.

(2)

This column reports the grant date fair value (as calculated for financial reporting purposes), without any reduction for risk of forfeiture, for all stock awards (including Leadership Stock, CEO Performance Share Plan, restricted stock and restricted stock units (RSUs)) granted during each year reported. No stock-based awards were granted in 2012.

(3)

This column reports the grant date fair value (as calculated for financial reporting purposes), without any reduction for risk or forfeiture, for all stock option awards granted during each year reported. No stock options were granted during 2012. The assumptions used to calculate the grant date fair value of stock options granted in 2010 and 2011 are included in the table below.

Grant Date	Named Executive Officers Receiving Award	Grant Date Fair Value of Award ($)	Risk-Free Rate (%)	Expected Option Life (years)	Expected Volatility (%)	Expected Dividend Yield (%)
12/13/2010	A.P. McCorvey	$2.79	2.28%	6	57.82%	0.00%
1/24/2011	L.G. Quatela	2.94	2.40	6	59.08	0.00
2/28/2011	A.M. Perez	1.92	2.48	6	59.15	0.00
2/28/2011	A.P. McCorvey	1.92	2.48	6	59.15	0.00
2/28/2011	P.J. Faraci	1.92	2.48	6	59.15	0.00
2/28/2011	L.G. Quatela	1.92	2.48	6	59.15	0.00

(4)

The amounts in this column reflect payments under EXCEL for performance in 2012, 2011 and 2010. See the Grants of Plan-Based Awards Table for the potential payouts for each Named Executive Officer, which depend on performance. For a description of the performance criteria, see “2012 EXCEL Design and Performance Results” under “Compensation Discussion and Analysis of Performance Metrics and Goals”.

(5)

This column reports the aggregate change in the present value of the Named Executive Officer’s accumulated benefits under KRIP, KURIP and supplemental individual retirement arrangements, to the extent a Named Executive Officer participates. The determination of the Change in Pension Value is highly dependent upon the discount rate and/or interest rate utilized, which may change based on the interest rate environment, thereby impacting the reported Change in Pension Value from year to year. In particular, use of a lower interest rate, as discussed below, accounts for more than $1,600,000 of the increase in Pension Value for Mr. Perez for 2012. Furthermore, significant portions of the Pension Values appearing in the table were suspended as of the bankruptcy filing date. This column also includes the estimated above-market interest, if any, earned during the year on deferred compensation balances. The breakdown of these figures is shown in the table below. Additional details are described under the Pension Benefits Table of this Form 10-K/A Part III.

Name	2010			2011			2012
	Change in Pension Value	Above- Market Interest(a)	Total Value	Change in Pension Value	Above- Market Interest(a)	Total Value	Change in Pension Value(b)	Above- Market Interest(a)	Total Value
A.M. Perez	$2,259,538	$0	$2,259,538	$1,311,441	$58	$1,311,499	$2,008,425	$6,392	$2,014,817
R.A. Roof	na	na	na	na	na	na	na	na	na
L.G. Quatela	—	—	—	39,543	3	39,546	37,901	326	38,227
P.M. Sheller	—	—	—	—	—	—	908,864	0	908,864
D.J. Edwards	—	—	—	—	—	—	26,355	0	26,355
Former Executives
A.P. McCorvey	58,007	0	58,007	49,067	4	49,071	28,815	362	29,177
P.J. Faraci	595,728	0	595,728	831,214	0	831,214	42,113	0	42,113

(a)

A Named Executive Officer’s deferral account balances are credited with interest at the “prime rate” as reported in the Wall Street Journal, compounded monthly. Above-market interest is calculated as the difference between the prime rate and 120% of the Applicable Federal Rate (AFR) for the corresponding month. Payment of any above-market interest will be subject to the chapter 11 proceedings.

(b)

The primary actuarial assumption changes used to calculate Pension Values were a decrease in the discount rate as well as a decrease in the lump sum interest rate used to calculate the bankruptcy claims for KURIP and benefits under individual retirement agreements. Due to the fact that Mr. Perez is now beyond age 65 and his benefits are payable as a lump sum, the decrease in discount rate has no impact on his value for 2012. His Pension Value increased from 2011 to 2012 primarily because of the lower lump sum interest rate that was used to value pre-petition KURIP and individual retirement agreement bankruptcy claims as of the chapter 11 filing date. As described above, of the $2,008,425 increase in Pension Value for 2012, more than $1,600,000 was solely due to this lower lump sum interest rate. As with all other participants, Mr. Perez’s bankruptcy claim amounts for his pre-petition KURIP and individual retirement arrangement are fixed, and no additional interest is earned on those amounts after the Company’s chapter 11 filing date. The decrease in Pension Value from 2011 to 2012 for Mr. Faraci was driven primarily by the exclusion of post-petition deemed service under his individual retirement arrangement, as a result of the chapter 11 proceedings, which, coupled with changes in his final pensionable pay, more than offset the increase in his Pension Value due to the lower lump sum interest rate. The Pension Values for Ms. Quatela and Dr. Edwards are driven primarily by their respective cash balance accrual under KRIP and KURIP for a full year of service in 2012, although no additional interest was earned after the Company’s chapter 11 filing date on KURIP benefits that accrued prior to the filing. The Pension Value for Ms. McCorvey decreased during 2012 due to a decrease in her pensionable earnings during the year and the fact that no additional interest was earned after the Company’s chapter 11 filing date on KURIP benefits accrued prior to the filing. The Pension Value for Mr. Sheller is driven by his KRIP and KURIP accruals under the traditional defined benefit formula. A decrease in the discount rate and the lump sum rate increased Mr. Sheller’s 2012 Pension Value, as did his promotion to his current position and associated pay increase.

(6)	The table below shows the components of the All Other Compensation column for 2012:

Name	401(K) Match	Executive Protection(a)	Other(b)	Total
A.M. Perez	$0	$150,566	$9,145	$159,711
R.A. Roof	na	na	na	na
L.G. Quatela	7,467	74,364	475	82,306
P.M. Sheller	0	14,551	475	15,026
D.J. Edwards	9,444	0	8,905	18,349
Former Executives
A.P. McCorvey	7,350	13,867	315,235	336,452
P.J. Faraci	0	1,260	308,227	309,487

(a)

In connection with the chapter 11 filing, and based upon guidance from the Company’s advisors, it was determined that protection services should be provided for Messrs. Perez, Sheller and Faraci and Mmes. Quatela and McCorvey to protect their safety and security, and to protect against interference to the business of the Company as described under the section entitled Perquisites.

(b)

The Other compensation includes $475 under the Company’s personal umbrella liability insurance (PULI) for all executives other than Ms. Roof. This program was terminated for all executives effective January 1, 2013. Mr. Perez’s Other compensation also includes $4,187 for his home security system and $4,483 for personal IT support. While Mr. Perez’s individual arrangement provides for an annual reimbursement of up to $7,000 for the cost of financial planning services, no reimbursement has been made as a result of the chapter 11 proceedings. Dr. Edwards’ Other compensation also includes $8,430 for financial planning services provided under the Company’s financial planning program that was terminated as described above. Ms. McCorvey’s Other compensation also includes $8,430 for financial planning services and, in connection with her termination from the Company on December 31, 2012, a cash severance package of $306,330, which is detailed in the Severance Payments Table of this Form 10-K/A Part III. Mr. Faraci’s Other compensation also includes, in connection with his termination from the Company on December 10, 2012, a cash severance package of $307,752, which is detailed in the Severance Payments Table of this Form 10-K/A Part III.

(7)	Ms. McCorvey’s employment with the Company terminated on December 31, 2012.
(8)	Mr. Faraci’s employment with the Company terminated on December 10, 2012.

EMPLOYMENT AND RETENTION ARRANGEMENTS

The material terms of employment and retention arrangements that Named Executive Officers have with the Company are described below. The levels of salary, annual variable incentive compensation and LTI compensation, as well as the material considerations that the Committee takes into account in establishing target levels for each of these elements, are described in the Compensation Discussion and Analysis of this Form 10-K/A Part III.

Messrs. Perez and Faraci are the only Named Executive Officers who have individual employment arrangements with the Company. Performance of the Company’s obligations under these arrangements is subject to the chapter 11 proceedings.

Antonio M. Perez

Kodak employed Mr. Perez as President and Chief Operating Officer under a letter agreement dated March 3, 2003. This agreement was subsequently amended on February 27, 2007, December 9, 2008, April 29, 2009 and September 28, 2009. In addition, by letter dated May 10, 2005, the Board elected Mr. Perez as Chief Executive Officer, effective immediately, and Chairman of the Board, effective December 31, 2005. Under his letter agreement as amended, Mr. Perez was eligible for the following in 2012:

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

Former Executives

Philip J. Faraci

Kodak employed Mr. Faraci under a letter agreement dated November 3, 2004. This agreement was subsequently amended on February 28, 2007 and December 9, 2008. Under his letter agreement as amended, Mr. Faraci was eligible for the following in 2012:

•	An annual base salary;

•	The Company’s EXCEL and annual long-term incentive program;

•	All benefit plans, policies and arrangements that are provided to employees generally; and

•	A supplemental unfunded retirement benefit as described in the section entitled Individual Supplement Retirement Arrangements.

Mr. Faraci’s last day of employment was December 10, 2012. Payment of his supplemental unfunded retirement benefit was suspended due to the chapter 11 proceedings.

GRANTS OF PLAN-BASED AWARDS TABLE

The compensation plan shown in the following table is our annual variable pay plan (EXCEL). No awards were issued in 2012 under the 2005 Omnibus Long-Term Compensation Plan.

Name	Award Description	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)
			Threshold ($)	Target ($)	Max. ($)(2)
A.M. Perez	EXCEL	—	—	$1,790,250	$5,000,000
R.A. Roof (3)	NONE	—	—	—	—
L.G. Quatela	EXCEL	—	—	348,750	2,325,000
P.M. Sheller	EXCEL	—	—	255,000	1,400,000
D.J. Edwards	EXCEL	—	—	211,680	1,764,000
Former Executives
A.P. McCorvey	EXCEL	—	—	337,500	—
P.J. Faraci	EXCEL	—	—	595,000	3,500,000

(1)

The amounts shown for the “threshold”, “target” and “maximum” levels represent the possible payouts for 2012 under EXCEL. There is no amount in the “threshold” level for EXCEL as the potential payouts can range from zero to the maximum amount allowable under the plan based on performance.

(2)

The maximum amounts for EXCEL represent the maximum payout permitted under the plan in accordance with the formula established under the plan. The maximum EXCEL payout for Covered Employees is the lesser of: (i) 10% of the corporate funding pool determined in accordance with performance against pre-established performance targets; (ii) 500% of a Covered Employee’s annual base salary as of December 31, 2012; or (iii) $5 million. The maximum amount shown for EXCEL is the lesser of 500% of annual base salary or $5 million since the amount representing 10% of the corporate funding pool is not determinable as of the beginning of the year. There is no maximum payout for Ms. McCorvey as a former CFO; the CFO is not a Covered Employee for purposes of 162(m) and thus her award is not capped under the EXCEL plan.

(3)	Ms. Roof was not eligible for participation in the EXCEL plan.

EXCEL: Definitions of Metrics

Metric	Definition
Adjusted EBITDA as defined by DIP Credit Agreement excluding intellectual property asset sales:	Net earnings (or net loss) plus, without duplication and to the extent reflected as a charge in the Consolidated statement of earnings, the sum of (a) interest expense, (b) income tax expense (benefit), (c) depreciation expense, (d) amortization expense, (e) any extraordinary expenses or losses, (f) any other non-cash charges, including, for the avoidance of doubt, in respect of any pre-petition obligations, liabilities or claims (provided, that to the extent any such non-cash charges represent an accrual or reserve for potential cash items in any future period, any cash payment made in respect thereof in a future period shall be subtracted from Adjusted EBITDA for such future period to such extent), (g) pension and other post-employment benefits expense, (h) loss on foreign exchange, (i) costs and expenses (including legal, financial and other advisors) incurred in connection with the Cases and any related Reorganization Plan or any transaction related thereto, (j) any non-cash (loss) relating to hedging activities (including any non-cash ASC 815 (loss)), (k) corporate restructuring charges (including severance, plant closure costs and business optimization expenses) in an aggregate amount not to exceed $125,000,000 for all periods and (l) any cash expenses or losses to the extent that the cash payments made or required to be made in respect thereof are funded from assets of the Kodak Retirement Income Plan, minus, to the extent included in net earnings on the Consolidated statement of earnings, (i) interest income, (ii) revenues from intellectual property licensing transactions effected in connection with intellectual property Settlement Agreements, (iii) pension and other postemployment benefits income, (iv) gains on foreign exchange, (v) any extraordinary income or gains, (vi) any non-cash gain relating to hedging activities (including any non-cash ASC 815 gain) and (vii) any other non-cash income (other than the accrual of revenue in the ordinary course of business), in each case determined in accordance with GAAP for such period.

Cash Generation before restructuring costs, reorganization costs, pension/OPEB and non-recurring intellectual property arrangements:

Net cash flow provided by (used in) operating activities from continuing operations as determined under US GAAP, excluding:

•   Restructuring/rationalization payments;

•   Payments of reorganization costs related to the chapter 11 filing;

•   Net cash flow from the operating results of acquisitions or new strategic alliances having an annualized revenue of greater than $100M;

•   Share issuance, share repurchases, including associated costs, expenses and fees;

•   Debt actions, including costs, expenses and fees associated with amendments, revisions or other actions related to the Company’s debt portfolio, including revolving credit agreements;

•   Cash consideration paid for acquisitions or new strategic alliances along with the associated deal and integration costs;

•   Investments in unconsolidated entities;

•   Movements or transfers of cash to marketable securities or other interest-bearing investments or accounts;

•   Dividend payments;

•   Pension/OPEB cash contributions and benefit payments;

•   Intellectual property asset sale proceeds and licensing transactions;

Including:

•   Net cash flow generated by any business divested in the year, through the date of divestiture, including business divestitures categorized as continuing operations or discontinued operations;

•   Proceeds from asset sales, agreements, settlements and divestitures;

•   Capital expenditures.

Performance Gate: These performance gate metrics are covenants in our DIP Credit Agreement: The performance gate for EXCEL included compliance with two financial covenants as of December 31, 2012, as described in Section 5.03(a) and 5.03(b) of the DIP Credit Agreement. The first financial covenant was Minimum Consolidated Adjusted EBITDA of -$5M for the period from February 1, 2012 to December 31, 2012, and the second financial covenant was Minimum U.S. Liquidity on December 31, 2012 of $100 million.

2011-2012 Leadership Stock Metric Definitions:

Metric	Definition
2011 and 2012 Revenue from intellectual property arrangements	The sum of revenue generated from new (non-recurring) or recurring Intellectual Property agreements for 2011 and 2012 in the aggregate.

2011 and 2012 percentage point improvement in Digital EFO excluding non-recurring intellectual property arrangements	The improvement in Digital Operating EFO excluding non-recurring Intellectual Property Licensing revenue and EFO as a percentage of revenue compared with 2010 on the same basis. Digital Operating EFO equals Segment Operational Earnings for the CDG and GCG Segments less amounts disclosed in the Company’s Periodic SEC filings as non-recurring revenue from Intellectual Property licensing arrangements. The amounts excluded from earnings will be equal to the revenue amounts. This measure will include net earnings or loss generated by any business divested during the year through the date of divestiture and at the planned amount reflected in the investor goals for the remainder of the year for 2011 and/or 2012, respectively, including business divestitures categorized as continuing operations or discontinued operations. In addition, for any non-recurring Intellectual Property Licensing resulting from the conversion of a recurring royalty arrangement, this measure will include the recurring amounts generated up to the date of conversion and at the planned amount in the investor goals for the remainder of the year for 2011 and/or 2012.

2011-2012 Performance Cash Program: 2012 Metric Definitions:

Metric	Definition
Cash Generation before restructuring costs, reorganization costs, Pension/OPEB and non-recurring intellectual property arrangements	Same as EXCEL

OUTSTANDING EQUITY AWARDS AT 2012 FISCAL YEAR-END TABLE(1)

The following table sets forth additional information concerning option awards and stock awards held by Named Executive Officers as of December 31, 2012.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock Held that Have Not Vested(2) (#)	Market Value of Shares or Units of Stock that Have Not Vested(3) ($)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)
A.M. Perez	500,000	0		$30.96	4/1/2013
	314,530	0		25.88	12/11/2013
	397,460	0		23.28	12/10/2014
	751,540	0		7.41	12/8/2015
	333,300	166,700	(4)	4.54	10/13/2016
	235,220	470,512	(5)	3.40	2/27/2018
							1,038,644	$186,956	(6)	0	$0
R.A. Roof	na	na		na	na		na	na		na	na
L.G. Quatela	8,000	0		24.59	1/19/2013		0	0		0	0
	5,000	0		21.93	7/17/2013
	1,740	0		25.88	12/11/2013
	4,945	0		23.28	12/10/2014
	18,585	0		7.41	12/8/2015
	5,000	10,000	(7)	5.22	1/23/2018
	28,452	56,914	(5)	3.40	2/27/2018
							165,983	29,877	(8)	0	0
P.M. Sheller	2,500	0		21.93	7/17/2013
	1,438	0		25.88	12/11/2013
	5,055	0		23.28	12/10/2014
	10,000	0		4.29	4/13/2016
							18,736	3,372	(9)	0	0
D.J. Edwards	5,000	0		22.82	10/16/2013
	4,350	0		25.88	12/11/2013
	47,720	0		23.28	12/10/2014
	60,810	0		6.96	1/25/2016
	1,500	0		4.29	4/13/2016
							85,390	15,370	(10)
Former Executives
A.P. McCorvey	10,000	0		24.59	1/19/2013
	10,000	0		23.28	12/10/2014
	23,680	0		7.41	12/8/2015
	10,000	5,000	(11)	5.05	1/1/2016	(12)
	40,646	81,305	(5)	3.40	1/1/2016	(13)
							46,043	8,288	(13)	0	0
P.J. Faraci	25,000	0		25.01	1/31/2013
	58,690	0		25.88	12/11/2013
	130,490	0		23.28	12/10/2014
	246,750	0		7.41	12/8/2015
	0	300,000	(14)	4.54	12/11/2015	(12)
	77,228	154,479	(5)	3.40	12/11/2015	(12)
							87,482	15,747	(15)	0	0

(1)	This table includes only those grants outstanding as of December 31, 2012; stock options that expired prior to the end of fiscal 2012 are excluded from this table.
(2)

This column represents outstanding grants of RSUs held by our Named Executive Officers; it also includes the 2010 performance-based restricted stock unit award for the Chief Executive Officer; the 2011-2012 Leadership Stock Unit award has been excluded as it was not earned based on Company performance.

(3)

The market value of shares, units or other rights that have not vested was calculated using a stock price of $0.18, which was the closing price of the Company’s common stock as of December 31, 2012, the last trading day of the year.

(4)	This option was granted on October 14, 2009 and will vest in substantially equal installments on the second, third and fourth anniversaries of the grant date.
(5)	This option was granted on February 28, 2011 and vests in substantially equal installments on the first three anniversaries of the grant date.
(6)

Mr. Perez’s unvested stock awards include: (i) 524,185 unvested RSUs, which will vest on September 28, 2013 and are subject to a hold until retirement provision; (ii) 266,450 unvested RSUs, which vest in substantially equal installments on February 28, 2013 and 2014; and (iii) 248,009 shares earned from the 2010 performance stock unit award, which will vest on December 31, 2013.

(7)	This option was granted on January 24, 2011 and vests in equal annual installments on the first three anniversaries of the grant date.
(8)

Ms. Quatela’s unvested stock awards include: (i) 32,609 unvested RSUs, which will vest on September 28, 2013; (ii) 18,992 unvested RSUs, which vest on February 22, 2013; (iii) 82,151 unvested RSUs, which vest in substantially equal installments on February 28, 2013 and 2014; and (iv) 32,231 unvested RSUs, which vest in substantially equal installments on February 28, 2013 and 2014.

(9)

Mr. Sheller’s unvested stock awards include: (i) 6,519 unvested RSUs which will vest on September 28, 2013; (ii) 8,000 unvested RSUs, which will vest on November 19, 2013; and (iii) 4,217 unvested RSUs, which vest in substantially equal installments on February 28, 2013 and 2014.

(10)

Dr. Edwards’ unvested stock awards include: (i) 56,613 unvested RSUs, which will vest on September 28, 2013; (ii) 28,777 unvested RSUs, which vest in substantially equal installments on February 28, 2013 and 2014.

(11)	This option was granted on December 13, 2010 and vests in equal annual installments on the first three anniversaries of the grant date.
(12)	Per the award agreement terms, these stock options expire on the day following the third anniversary of the executives’ respective termination date.
(13)	Ms. McCorvey’s unvested stock awards represent 46,043 unvested RSUs, which vest in substantially equal installments on February 28, 2013 and 2014.
(14)	This option was granted on October 14, 2009 and vests on the fourth anniversary of the grant date.
(15)	Mr. Faraci’s unvested stock awards represent 87,482 unvested RSUs, which vest in substantially equal installments on February 28, 2013 and 2014.

OPTION EXERCISES AND STOCK VESTED TABLE

Name	Option Awards(1)		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized On Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized On Vesting(2) ($)
A.M. Perez	0	0	657,390	$146,217	(3)
R.A. Roof	na	na	na	na
L.G. Quatela	0	0	67,711	18,861
P.M. Sheller	0	0	2,108	738
D.J. Edwards	0	0	70,998	15,791
Former Executives
A.P. McCorvey	0	0	23,018	8,056
P.J. Faraci	0	0	215,833	48,006

(1)	None of the Named Executive Officers exercised stock options in 2012.
(2)	This column represents the value of restricted stock units that vested during 2012, based on the closing stock price on the vesting date.
(3)	Includes the vesting of 524,185 restricted stock units on September 28, 2012, which, per the award terms, have a hold until retirement.

PENSION BENEFITS FOR 2012

The Pension Benefits Table below shows the present value as of December 31, 2012 of the accumulated benefits payable to each of our Named Executive Officers, including the number of years of service credited to each Named Executive Officer under KRIP, KURIP and, when applicable, their supplemental individual retirement arrangements. The methods and assumptions for calculating the present value of accumulated benefits generally follow those set forth in Accounting Standards Codification Topic 715 under GAAP and are consistent with those used in our financial statements as described in Note 17 to the Notes to the Consolidated Financial Statements to our Form 10-K, filed March 11, 2013. The assumptions used to calculate the present value of accumulated benefits for each Named Executive Officer are described below. Payment of benefits under KURIP, individual arrangements that accrued prior to the chapter 11 filing and post-petition deemed service under Mr. Faraci’s individual agreement were suspended as of the filing date and may not be made absent chapter 11 approval.

PENSION BENEFITS TABLE

Name	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
A.M. Perez(1)	KRIP	9.75	$113,045	$0
	KURIP	9.75	1,466,265	0
	Individual Arrangement	27.08	16,402,155	0
R.A. Roof	na	na	na	na
L.G. Quatela(2)	KRIP	14.00	165,179	0
	KURIP	14.00	105,105	0
P.M. Sheller(3)	KRIP KURIP	19.58 19.58	765,617 860,817	0 0
D.J. Edwards(4)	KRIP KURIP	16.58 16.58	81,759 119,991	0 0
Former Executives
A.P. McCorvey(5)	KRIP	13.08	149,891	0
	KURIP	13.08	228,411	0
P.J. Faraci(6)	KRIP	8.02	89,537	0
	KURIP	8.02	378,843	0
	Individual Arrangement	18.52	2,844,624	0

(1)

Mr. Perez has been employed with the Company for 9.75 years as of December 31, 2012. Under his individual arrangement, he has accumulated 27.08 years, representing a difference of 17.33 years of additional service. The present value of Mr. Perez’s accumulated benefit assumes he retired on December 31, 2012 and that his benefit is payable as a lump sum. Of Mr. Perez’s total accumulated benefit shown above, $10,725,921 is attributable to his additional credited service as of December 31, 2012. The value of his pre-petition benefits under KURIP and his individual arrangement that is included in the amounts above is $1,402,496 and $16,170,882, respectively.

(2)

The present value of Ms. Quatela’s accumulated benefit assumes she will remain in service until the normal retirement age of 65 and that her benefit is payable as a lump sum. The value of her pre-petition benefit under KURIP that is included in the amount above is $89,188.

(3)

The present value of Mr. Sheller’s accumulated benefit assumes he will remain in service until age 62 and that his KRIP benefit is payable as a single life annuity. His KURIP benefit must be paid as a lump sum. The value of his pre-petition benefit under KURIP that is included in the amount above is $137,974.

(4)

Dr. Edwards has been employed with the Company for 16.58 years as of December 31, 2012 which includes 7.08 years of service credit earned since his re-employment by the Company on December 26, 2005. The present value of Dr. Edwards’ accumulated benefit assumes he will remain in service until the normal retirement age of 65 and that his benefit is payable as a lump sum. The value of his pre-petition benefit under KURIP that is included in the amount above is $112,230.

(5)

The present value of Ms. McCorvey’s accumulated benefit is calculated using December 31, 2012, her last day of employment with the Company, and assumes that her benefit is payable as a lump sum. The value of her pre-petition benefit under KURIP that is included in the amount above is $214,294.

(6)

The present value of Mr. Faraci’s accumulated benefit is calculated using December 10, 2012, his last day of employment with the Company, and assumes that his benefit is payable as a lump sum. Mr. Faraci had 8.02 years of service as of his termination date. Under his individual arrangement, he had accumulated 18.52 years, representing a difference of 10.5 years of additional service. Of Mr. Faraci’s total accumulated benefit shown above, $1,616,381 is attributable to his additional credited service. The value of his pre-petition benefits under KURIP that is included in the amount above and his individual arrangement is $347,857 and $2,714,367, respectively. As required by order of the Bankruptcy Court, Mr. Faraci earned no post-petition deemed service under his individual agreement.

The following supplemental table summarizes the value of pre-petition KURIP and individual arrangement benefits and post-petition KURIP and individual arrangement benefits.

Name	Plan Name	Pre-petition benefit	Post- petition benefit
A.M. Perez	KURIP Individual Arrangement	$1,402,496 16,170,882	$63,769 231,273
R.A. Roof	na	na	na
L.G. Quatela	KURIP	89,188	15,917
P.M. Sheller	KURIP	137,974	722,843
D.J. Edwards	KURIP	112,230	7,761
Former Executives
A.P. McCorvey	KURIP	214,294	14,117
P.J. Faraci	KURIP Individual Arrangement	347,857 2,714,367	30,986 130,257

Tax-Qualified Retirement Plan (KRIP)

The Company funds a tax-qualified defined benefit pension plan (KRIP) for virtually all U.S. employees. Effective January 1, 2000, the Company amended the plan to include a cash balance component. KRIP’s cash balance component covers employees hired before March 1, 1999 who elected that coverage and all new employees hired on or after March 1, 1999, including Messrs. Perez and Faraci, Dr. Edwards, and Mmes. Quatela and McCorvey. Mr. Sheller participates in KRIP’s traditional defined benefit component. Ms. Roof is not eligible for KRIP benefits.

Due to the chapter 11 filing and the result of KRIP’s certified funding percentage for 2012, benefit payments in the form of a lump sum were not available for 2012.

Cash Balance Component

Under KRIP’s cash balance component, a hypothetical account is established for each participating employee and, for every month the employee works, the employee’s account is credited with an amount equal to 4% of the employee’s monthly pay (i.e., base salary and EXCEL awards, including allowances in lieu of salary for authorized periods of absence, such as illness, vacation or holidays). In addition, the ongoing balance of the employee’s account earns interest at the 30-year Treasury bond rate. Employees vest in their account balance after completing three years of service. Benefits under the cash balance component are payable upon normal retirement (age 65), vested upon termination or death. Participants in the cash balance component of the plan may choose from among various forms of benefits such as a lump sum, a joint and survivor annuity and a straight life annuity.

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

The retirement income benefit is not subject to any deductions for Social Security benefits or other offsets. Participants in the traditional defined benefit component of the plan may choose from among optional forms of benefits such as a straight life annuity, a qualified joint and 50% survivor annuity, other forms of annuity or a lump sum.

An employee may be eligible for normal retirement, early retirement benefits, vested benefits or disability retirement benefits under the traditional defined benefit component depending on the employee’s age and total service when employment with the Company ends. An employee is entitled to normal retirement benefits at age 65. For early retirement benefits, an employee must have reached age 55 and have at least 10 years of service or have a combined age and total service equal to 75. Generally, the benefit is reduced if payment begins before age 65. Employees vest in their accrued benefit after completing three years of service with the Company.

Non-Qualified Retirement Plan (KURIP)

Each of our Named Executive Officers except Ms. Roof is eligible to receive benefits under the Kodak Unfunded Retirement Income Plan (KURIP). KURIP is an unfunded non-contributory retirement plan. It provides pension benefits where benefits cannot be paid under KRIP and matching contributions cannot be made to the Company’s Savings and Investment Plan (SIP) (a 401(k) defined contribution plan), because of the limitation on the inclusion of earnings in excess of limits contained in Section 401(a)(17) of the Internal Revenue Code (for 2010, 2011 and 2012, $245,000, $245,000 and $250,000, respectively) and because deferred compensation is ignored when calculating benefits under KRIP and SIP.

For Named Executive Officers participating in the cash balance component of KRIP, the annual benefit under KURIP is calculated by crediting an employee’s notional account with an amount equal to 7% of his or her compensation that is ignored under KRIP and SIP because it is either in excess of the Section 401(a)(17) compensation limit or deferred compensation. The ongoing balance of the executive’s account earns interest at the 30-year Treasury bond rate. Messrs. Perez and Faraci, Dr. Edwards, and Mmes. Quatela and McCorvey are eligible for a benefit based on this calculation.

For Named Executive Officers participating in the traditional defined benefit component of KRIP, the annual benefit is calculated by determining the amount of the retirement benefit to which the employee would otherwise be entitled under KRIP if deferred compensation were considered when calculating such benefit and the limits under Section 401(a)(17) of the Internal Revenue Code were ignored, less any benefits earned under KRIP. Mr. Sheller is eligible for a benefit based on this calculation.

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

INDIVIDUAL SUPPLEMENTAL RETIREMENT ARRANGEMENTS

Messrs. Perez and Faraci are the only Named Executive Officers who have individual supplemental retirement arrangements with the Company. Performance of the Company’s obligations under these arrangements is subject to the chapter 11 proceedings.

Antonio M. Perez

Under the terms of his letter agreement, Mr. Perez is eligible for a supplemental unfunded retirement benefit that allows for treatment as if he is eligible for the traditional defined benefit component of KRIP and, with regard to his employment prior to December 1, 2010, for extra credited service of 17.25 years so that he is considered to have completed a total of 25 years of service with the Company as of that date. For employment on and after December 1, 2010, Mr. Perez receives credit for his actual service at the rate of one month of service credit for each month of employment. Mr. Perez’s letter agreement provides that his supplemental retirement benefit will be offset by his cash balance benefit under KRIP and KURIP, and any Company matching contributions contributed to his account under SIP, with payment made in a lump sum after the six month waiting period required for compliance under Section 409A.

Philip J. Faraci

Under the terms of his letter agreement, Mr. Faraci was eligible for a supplemental unfunded retirement benefit that allowed for treatment as if he was eligible for the traditional defined benefit component of KRIP and for an extra 1.5 years of credited service for each year he is employed, up to a maximum of 20 years of enhanced credited service. Because Mr. Faraci was employed for 8 years on December 6, 2012, he would have been considered to have completed 20.02 years of service with the Company; however, due to the bankruptcy court order prohibiting the granting of post-petition deemed service, he is considered to have completed 18.52 years of service with the Company as of his last day of employment on December 10, 2012. Mr. Faraci’s letter agreement provides that his supplemental retirement benefit will be offset by his cash balance benefit under KRIP and KURIP, any Company matching contributions contributed to his account under SIP and any retirement benefits provided to him pursuant to the retirement plan of any former employer, with payment made in a lump sum after the six-month waiting period required for compliance under Section 409A.

NON-QUALIFIED DEFERRED COMPENSATION FOR 2012

Name	Account Type	Executive Contributions in Last Fiscal Year		Registrant Contributions in Last Fiscal Year	Aggregate Earnings in in Last Fiscal Year		Aggregate Withdrawals/ Distributions	Aggregate Balance at Last Fiscal Year End
A.M. Perez	Salary Deferral EDCP Plan Deferred Stock Units	$150,977 0 0	(1)	$0 0 0	$24,473 41,919 44,554	(2) (2) (5)	$0 0 0	$838,903 1,309,109	(3) (4)
								17,063
R.A. Roof	na	na		na	na		na	na
L.G. Quatela	EDCP Plan	0		0	3,434	(2)	0	107,229	(6)
P.M. Sheller	na	na		na	na		na	na
D.J. Edwards	na	na		na	na		na	na
Former Executives
A.P. McCorvey	EDCP Plan	0		0	3,810	(2)	0	118,999	(7)
P.J. Faraci	na	na		na	na		na	na

(1)	This amount represents a salary deferral of $150,977, which is also reported in the Summary Compensation Table for fiscal 2012.
(2)

These amounts represent interest earned during fiscal 2012 including above-market interest of $6,392 for Mr. Perez ($2,407 for his salary deferral account and $3,985 for his EDCP account), $326 for Ms. Quatela and $362 for Ms. McCorvey, which are also reported in the Summary Compensation Table for fiscal 2012.

(3)

This amount includes: (i) for fiscal 2006, salary deferral of $96,169 and above-market interest of $2,054; (ii) for fiscal 2007, salary deferral of $96,169 and above-market interest of $4,455; (iii) for 2008, salary deferral of $96,169 and above-market interest of $743; (iv) for 2009, salary deferral of $33,289 with no above-market interest; (v) for 2010, salary deferral of $96,169 with no above-market interest; (vi) for 2011, salary deferral of $115,141 with above-market interest of $18. These amounts are also reported in the Summary Compensation Table for the respective years in which they were earned.

(4)

This amount includes the 2006 above-market interest of $20,522, the 2007 above-market interest of $23,636, the 2008 above-market interest of $2,985 and the 2011 above-market interest of $40 (there was no above-market interest in 2009 or 2010). These amounts are also reported in the Summary Compensation Table for the respective years in which they were earned.

(5)

This amount reflects a change attributable to the depreciation in the Company’s stock price during fiscal 2011 (i.e. the closing price of $0.65 as of December 31, 2011 vs. the closing price of $0.18 as of December 30, 2012).

(6)	This amount includes the 2011 above-market interest of $3, which was reported in the Summary Compensation Table for that year.
(7)	This amount includes the 2011 above-market interest of $4, which was reported in the Summary Compensation Table for that year.

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

After the period of deferment determined by the Committee, any notional account balance may be paid in a cash lump-sum payment as soon as administratively possible after the account is valued in the month following the end of the deferment. Upon termination of employment, for amounts not subject to Section 409A, the Committee has the sole discretion to pay such amounts in a lump sum or in annual installments, not to exceed 10 annual installments. For amounts subject to Section 409A, executives were provided with the opportunity to elect payment in a lump sum or in installments, provided that payments begin no later than when the executive reaches age 71. If an executive had not filed an election, then any amounts subject to Section 409A will be paid in a lump sum. Any amounts subject to Section 409A are subject to a further six-month waiting period following termination of employment in order to ensure compliance with Section 409A. Withdrawals prior to termination of employment are not permitted under the plan except in cases of severe financial hardship not within the executive’s control, although amounts not subject to Section 409A may be withdrawn by an executive prior to termination of employment, provided that 10% of the amount withdrawn be forfeited by the executive. Payments from EDCP, including the ability to withdraw amounts not subject to Section 409A, were suspended due to the chapter 11 proceedings and may not be made absent chapter 11 approval.

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

All of these deferred awards are tracked through notional accounts maintained by the Company. For each share or unit deferred, the executive receives a phantom unit of our common stock in his or her account. Any stock dividends or amounts equivalent to dividends paid on our common stock are added to the executive’s notional account in the form of additional phantom units as they are paid, at the same rate as dividends are paid on shares of our common stock. For these deferred awards, stock dividends are unrestricted, but are subject to the original payment terms of the underlying deferred award. The notional accounts are neither funded nor secured.

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

TERMINATION AND CHANGE IN CONTROL ARRANGEMENTS

The discussion below regarding the amounts payable to our Named Executive Officers upon certain employment terminations and a change in control reflects the amounts payable under the Company’s outstanding arrangements as of December 31, 2012. The Company was subject to the Bankruptcy Code on December 31, 2012, which limits the amounts that can be paid under these arrangements. In particular, during the chapter 11 proceedings, our Named Executive Officers may only receive limited severance amounts under plans applicable to employees generally and are not eligible for payments under individual severance arrangements. The values set forth in the Severance Payments Table reflect the impact of the Bankruptcy Code limits; however, for the purposes of full disclosure, the discussion below covers all arrangements that would be payable to each Named Executive Officer upon a qualifying termination or change in control assuming such limits did not apply.

Potential Benefits upon Termination for Reasons other than Change in Control

Each of our Named Executive Officers except Ms. Roof is eligible to receive certain severance payments and benefits in connection with termination of employment under various circumstances. The potential severance benefits payable to our Named Executive Officers in the event of termination of employment on December 31, 2012 pursuant to any individual arrangement with the Company are described below. For Named Executive Officers without an individual arrangement, severance benefits equal to 1.5 weeks of target total cash compensation per year of service with the Company, with a minimum of three weeks and a maximum of 52 weeks, may be payable in accordance with the Company’s Termination Allowance Plan (TAP). If a Named Executive Officer terminates between February 1, 2009 and December 31, 2012 inclusive, his or her severance benefit pursuant to any individual agreement or TAP, as applicable, will be offset by the Special Termination Program benefits payable under KRIP and KURIP. A Named Executive Officer’s severance arrangement may nevertheless be adjusted in accordance with pre-established guidelines applied by the Committee to determine the appropriate arrangement for that Named Executive Officer. Effective January 1, 2013, severance benefits under TAP are reduced to one week of base salary per year of service with the Company, with a minimum of 3 weeks and a maximum of 26 weeks.

Actual amounts paid or distributed to our Named Executive Officers as a result of one of the separation events occurring in the future may be different than those described below due to the fact that many factors affect the amounts of any payments described under the various separation events. For example, factors that could affect the amounts payable include the executive’s base salary, the Company’s stock price, the executive’s age and service with the Company and the application of limits on severance payments under the Bankruptcy Code. At the time of separation of a Named Executive Officer, the Committee may approve severance terms that vary from those provided in the Named Executive Officer’s pre-existing individual letter agreement(s), if any, or in relevant employee benefit plans, provided that such terms are consistent with the guidelines that the Committee establishes for executive severance.

In addition to benefits outlined in our Named Executive Officers’ individual severance arrangements, Named Executive Officers will be eligible to receive any benefits provided under the Company’s benefit and compensation plans applicable to employees generally, such as distributions under SIP, disability benefits and accrued vacation pay, in accordance with those plans and policies. Our Named Executive Officers will also be eligible to receive, subject to Bankruptcy Court approval, any account balances at the 2012 fiscal year end under our non-qualified deferred compensation plans and programs as set forth in the Non-Qualified Deferred Compensation Table and any present value of accrued benefits as set forth in the Pension Benefits.

Following termination of employment, each of our Named Executive Officers except for Ms. Roof is subject to compliance with the post-termination restrictive covenants set forth in his or her Eastman Kodak Company Employee’s Agreement, in addition to any covenants under individual arrangements with the Company. These covenants generally prohibit our Named Executive Officers from disclosing proprietary or confidential information of the Company and from competing with the Company for a certain period after termination of their employment. All of our Named Executive Officers are prohibited from soliciting any of our employees to leave employment with the Company, or to solicit any of our customers or suppliers to do business with any of our competitors, for one year after termination of their employment. All of our Named Executive Officers are prohibited from engaging in any work for a competitor of the Company in the field in which they were employed by Kodak for a period of not more than 18 months after termination. Mr. Perez is also subject to a two-year non-compete after termination of his employment under his letter agreement dated March 3, 2003.

For any unvested or restricted equity awards, related restriction periods may lapse pursuant to the terms of the awards depending on the circumstances surrounding a Named Executive Officer’s termination of employment. The Committee may waive any restrictions or accelerate vesting if an executive’s termination is determined to be for an “approved reason.” An “approved reason” is defined as a termination of employment that is in the best interest of the Company, as determined by the Committee. Absent an agreement specifying different treatment, long term incentive awards held by Named Executive Officers will generally be affected as follows:

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

•

Performance Cash Awards: Upon termination of employment due to death, disability or retirement, an executive will remain eligible to receive a pro-rated award earned under the plan, subject to Committee discretion, provided the executive was employed for the entire first year of the two one-year performance periods. Upon termination due to layoff, approved reason or divestiture, an executive will remain eligible to receive the full award earned under the plan, subject to Committee discretion provided the executive was employed for the entire first year of the two one-year performance periods.

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

Named Executive Officers will also be eligible to receive a pro rata EXCEL award, if earned, if their employment is terminated due to death, disability, retirement or an approved reason.

Individual Severance Arrangements

Mr. Perez is the only Named Executive Officer who has an individual severance arrangement with the Company. Performance of the Company’s obligations under this arrangement is subject to the chapter 11 proceedings.

Antonio M. Perez

Under the terms of his letter agreement dated March 3, 2003, Mr. Perez will be eligible to receive certain severance benefits in the event his employment is terminated under various circumstances as described below. The amount and nature of the severance benefits he will be eligible to receive vary depending on the circumstances surrounding his termination. As a condition to receiving severance benefits, Mr. Perez must execute a general release and covenant not to sue in favor of the Company. He is not required to seek other employment to mitigate the amount of any severance payments payable to him. Mr. Perez will be subject to a two-year non-compete agreement after termination of his employment. In the event that he breaches this non-compete agreement, he will forfeit the right to receive certain severance benefits otherwise payable in connection with termination without “cause” and for “good reason” and have to repay the Company for any severance benefits received. For purposes of his letter agreement, “cause” is defined as Mr. Perez’s failure to perform or gross negligence in performing his duties, conviction of a crime, or a material breach of his agreement or the Company’s Business Conduct Guide. “Good reason” is defined as an adverse change in Mr. Perez’s title or responsibilities, a material breach of his agreement by the Company, or the failure of any successor to the Company to assume obligations under his agreement.

Mr. Perez’s March 3, 2003 letter agreement was amended by a letter agreement dated December 9, 2008, to provide that any severance benefits payable under his letter agreements will begin after the six-month waiting period required for compliance under Section 409A and, by a letter agreement dated September 28, 2009, to qualify pro-rated earned EXCEL awards upon termination of employment as performance-based compensation under Section 162(m) of the Code.

Termination by the Company without Cause. If Mr. Perez is terminated by the Company without cause he is eligible to receive (less applicable withholding and subject to Section 409A compliance):

•	An amount equal to two times the sum of his current base salary and EXCEL target award, payable over no more than 24 months;

•

A pro rata bonus award under EXCEL for the year in which the termination occurs, if earned (as certified and determined by the Committee), payable in a single installment on the date when awards are paid to other executives;

•	Any earned, but unpaid, EXCEL award for the prior performance year;

•	Waiver of the forfeiture provisions of any Restricted Stock award;

•	The continued vesting of unvested stock option awards, and all vested stock options remain exercisable for the remainder of their term;

•	His additional retirement benefit provided under his individual arrangement as based on 27.08 years of service;

•	Continuation of existing coverage under the Company’s medical, dental and life insurance plans for four months at the Company’s expense; and

•	Outplacement services.

Termination by Mr. Perez for Good Reason. If Mr. Perez terminates his employment with the Company for good reason he is eligible to receive (less applicable withholding and subject to Section 409A compliance):

•	An amount equal to two times the sum of his current base salary and EXCEL target award, payable over no more than 24 months;

•

A pro rata bonus award under EXCEL for the year in which the termination occurs, if earned (as certified and determined by the Committee), payable in a single installment on the date when awards are paid to other executives;

•	Any earned, but unpaid, EXCEL award for the prior performance year;

•	Waiver of the forfeiture provisions of any Restricted Stock award;

•	The continued vesting of unvested stock option awards, and all vested stock options remain exercisable for the remainder of their term;

•	His additional retirement benefit provided under his individual arrangement as based on 27.08 years of service;

•	Continuation of existing coverage under the Company’s medical and dental plans for four months at the Company’s expense; and

•	Outplacement services.

Termination by the Company for Cause. If Mr. Perez’s employment is terminated by the Company for cause, he is eligible to receive (less applicable withholding and subject to Section 409A compliance):

•	Any earned, but unpaid, EXCEL award for the prior performance year;

•	His additional retirement benefit provided under his individual arrangement as based on 27.08 years of service; and

•	60 days to exercise any vested stock options (or through the expiration of the option’s original term, if earlier) unless the option is forfeited by its terms as a result of his termination for cause.

Termination by Mr. Perez without Good Reason. If Mr. Perez terminates his employment without good reason, he is eligible to receive (less applicable withholding and subject to Section 409A compliance):

•	Any earned, but unpaid, EXCEL award for the prior performance year;

•	His additional retirement benefit provided under his individual arrangement based on 27.08 years of service; and

•

Any vested stock options granted at the time he commenced employment will remain exercisable for the remainder of their term, and all other vested stock options will remain exercisable for 60 days (or through the expiration of the option’s original term, if earlier).

Termination for Death. In the event Mr. Perez’s employment is terminated due to his death, his estate will be eligible to receive (less applicable withholding and subject to Section 409A compliance):

•	A pro rata annual target award under EXCEL payable in a single installment on the date when awards are paid to other executives;

•	Any earned, but unpaid, EXCEL award for the prior performance year;

•	Waiver of the forfeiture provisions of any Restricted Stock award outstanding;

•	Immediate vesting of any unvested option award, and all outstanding stock options remain exercisable by his estate or transferee for the remainder of the original term; and

•	A survivor benefit equal to his additional retirement benefit provided under his individual arrangement based on 27.08 years of service.

Termination for Disability. In the event Mr. Perez’s employment is terminated as a result of disability pursuant to the Company’s long-term disability plan, he will be eligible to receive (less applicable withholding and subject to Section 409A compliance):

•	Applicable benefits under the Kodak long-term disability plan;

•	A pro rata annual target award under EXCEL payable in a single installment on the date when awards are paid to other executives;

•	Any earned, but unpaid, EXCEL award for the prior performance year;

•	Waiver of the forfeiture provisions on any Restricted Stock award outstanding for at least one year at the time of his termination;

•

Continued vesting of any unvested stock option awards outstanding for at least one year at the time of termination, and such stock options remain exercisable for the remainder of the original term; and

•	His additional retirement benefit provided under his individual arrangement based on 27.08 years of service.

Potential Benefits upon Change in Control

Performance of the Company’s obligations under these plans is subject to the chapter 11 proceedings.

Executive Protection Plan

The Company maintains the Executive Protection Plan to provide severance pay and continuation of certain welfare benefits for Named Executive Officers other than Ms. Roof in the event a change in control occurs and:

(1)	The Named Executive Officer’s employment is terminated by the Company for reasons other than cause or by the Named Executive Officer for good reason within two years after a change in control; or

(2)	The Named Executive Officer’s employment is terminated prior to a change in control and he or she is able to demonstrate that his or her employment was terminated in contemplation of a change in control.

A change in control is generally defined under the plan as:

•	The incumbent directors cease to constitute a majority of the Board, unless the election of the new directors was approved by at least two-thirds of the incumbent directors then on the Board;

•	The acquisition of 25% or more of the combined voting power of the Company’s then outstanding securities;

•	A merger, consolidation, statutory share exchange or similar form of corporate transaction involving the Company or any of its subsidiaries that requires the approval of the Company’s shareholders; or

•	A vote by the shareholders to completely liquidate or dissolve the Company.

The plan provides that, in the event of a termination of employment, either voluntarily with “good reason” or involuntarily without “cause,” within two years following a change in control, a Named Executive Officer will receive a lump-sum severance payment equal to: 1) three times his or her base salary plus EXCEL target award; and 2) continued participation in the Company’s medical, dental, disability and life insurance plans for 12 months at no cost to the Named Executive Officer.

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

On December 23, 2010, the Executive Protection Plan was amended to eliminate: (1) the above-referenced benefits for Mr. Perez or Mr. Faraci if they voluntarily terminated their employment for any reason during the 30-day period commencing 23 months after a change in control; and (2) the excise tax gross-up payments to Section 16 Executive Officers. Under the plan, no amendment adversely impacting the rights of covered executives will be effective if a change in control occurs during the 12-month period following the amendment. As of December 23, 2011, these amendments became effective. Performance of the Company’s obligations under the Executive Protection Plan is subject to the chapter 11 proceedings.

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

Under the EXCEL plan, if a Named Executive Officer’s employment is terminated within two years following a change in control other than as a result of death, disability, voluntary resignation, retirement or for cause, the executive will be entitled to be paid any earned, but unpaid, award and a pro rata target award for the year in which his or her employment is terminated. In the event of a change in control which causes the Company’s stock to cease active trading on the NYSE, the Company’s compensation plans (with the exception of the 2005 Omnibus Long-Term Compensation Plan) will generally be affected as follows when Company common stock is not exchanged solely for common stock of the surviving company or the surviving company does not assume all Plan awards:

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

Effective January 1, 2011, the Committee amended the Omnibus Long-Term Compensation Plan with regard to performance-based equity awards. Effective January 1, 2011 any performance award shall be considered assumed or substituted if it is converted to restricted stock or a restricted stock unit award, with a value based on an amount equal to 100% of target performance. These awards then vest according to their terms, subject to accelerated vesting upon certain terminations of employment within the first two years after the change in control.

Severance Payments Table

The table below estimates the incremental amounts payable upon a termination of employment by the Company under various circumstances as if the Named Executive Officer’s last date of employment was December 31, 2012, using the closing price of our common stock as of December 31, 2012, which was $0.18, and including all outstanding grants through the assumed last date of employment of December 31, 2012.

The Bankruptcy Code generally limits the severance that can be paid to the Company’s Named Executive Officers to payments that are (A) part of a program that is applicable to all full-time employees and (B) not greater than ten times the amount of the mean severance pay given to nonmanagement employees during the calendar year in which the severance payment is made. Ten times the mean severance pay resulted in a cap on the aggregate cash severance payments and benefits and perquisites that could be paid to Named Executive Officers in 2012 equal to $611,450. The amounts shown in the table below reflect the severance payments that would have been owed to the Company’s Named Executive Officers on December 31, 2012 as limited by the Bankruptcy Code.

	Involuntary Termination Without Cause	Termination Based on Disability or Death	Voluntary Termination With Good Reason(1)	Termination Due to a Change in Control(2)
A.M. Perez
Cash Severance(3)	$604,996	—	$605,093	$603,318
Intrinsic Value of Stock Options(4)	0	$0	0	0
Restricted Stock/RSUs(5)	142,314	142,314	142,314	142,314
Leadership Stock(6)	29,761	29,761	29,761	148,604
Performance Cash(7)	1,302,075	1,302,075	1,302,075	1,736,100
Benefits/Perquisites(8)	6,454		6,357	8,132
Total	2,085,600	1,474,150	2,085,600	2,638,468
R.A. Roof	na	na	na	na
L.G. Quatela
Cash Severance(3)	304,093	—	—	590,178
Intrinsic Value of Stock Options(4)	0	0	—	0
Restricted Stock/RSUs(5)	29,877	26,976	—	29,877
Leadership Stock(6)	0	0	—	6,961
Performance Cash(7)	157,500	157,500	—	210,000
Benefits/Perquisites(8)	11,812	—	—	21,272
Total	503,282	184,476		858,288
P.M. Sheller
Cash Severance(3)	324,970	—	—	609,705
Intrinsic Value of Stock Options(4)	0	0	—	0
Restricted Stock/RSUs(5)	3,372	2,993	—	3,372
Leadership Stock(6)	0	0	—	2,049
Performance Cash(7)	20,609	20,609	—	27,477
Benefits/Perquisites(8)	5,839	—	—	1,745
Total	354,790	23,602		644,348

	Involuntary Termination Without Cause	Termination Based on Disability or Death	Voluntary Termination With Good Reason(1)	Termination Due to a Change in Control(2)
D.J. Edwards
Cash Severance(3)	259,622	—	—	598,917
Intrinsic Value of Stock Options(4)	0	0	—	0
Restricted Stock/RSUs(5)	15,370	12,780	—	15,370
Leadership Stock(6)	0	0	—	13,985
Performance Cash(7)	140,625	140,625	—	187,500
Benefits/Perquisites(8)	9,319	—	—	12,533
Total	424,936	153,405	—	828,305
Former Executives
A.P. McCorvey
Cash Severance(3)	294,284	—	—	—
Intrinsic Value of Stock Options(4)	0	—	—	—
Restricted Stock/RSUs(5)	8,288	—	—	—
Leadership Stock(6)	0	—	—	—
Performance Cash(7)	225,000	—	—	—
Benefits/Perquisites(8)	12,046	—	—	—
Total	539,618	—	—	—
P.J. Faraci				—
Cash Severance(3)	297,805	—	—	—
Intrinsic Value of Stock Options(4)	0	—	—	—
Restricted Stock/RSUs(5)	15,747	—	—	—
Leadership Stock(6)	0	—	—	—
Performance Cash(7)	427,500	—	—	—
Benefits/Perquisites(8)	9,947	—	—	—
Total	750,999	—	—	—

(1)

This column includes only Mr. Perez because no other Named Executive Officer will receive severance benefits upon voluntary termination with good reason. The values in this table were calculated using the same assumptions described above.

(2)

Severance benefits under this column apply only to terminations that occur due to a change in control that were without cause or for good reason. Due to Ms. McCorvey’s and Mr. Faraci’s termination of employment from the Company on December 31, 2012 and December 10, 2012, respectively, they are not eligible for benefits due to a change in control.

(3)

The cash severance amounts disclosed above were calculated using target total cash compensation (base salary plus EXCEL target award) for the Named Executive Officer. For Mr. Perez, the amount of severance in the table above reflects the maximum cash severance amount payable in 2012 pursuant to the Bankruptcy Code. If no such maximum limit existed the severance for all but the last column would be calculated by multiplying his target total cash compensation by the multiplier of two as set forth in his letter agreement, or $5,890,500. In the event of a change in control this amount would be his target total cash compensation multiplied by three or $8,835,750. For Mmes. Quatela and McCorvey, Messrs. Sheller and Faraci, and Dr. Edwards, severance for all but the last column was calculated in accordance with the Company’s Termination Allowance Plan (TAP) and was under the chapter 11 limit. Ms. Quatela’s severance equation is equal to 19.5 weeks of her target total cash compensation. Ms. McCorvey’s severance equation is equal to 19.5 weeks of her target total cash compensation. Mr. Sheller’s severance equation is equal to 28.5 weeks of his target total cash compensation. Dr. Edwards’ severance equation is equal to 24 weeks of his target total cash compensation. Mr. Faraci’s severance equation is equal to 12 weeks of his target total cash compensation. None of these amounts reflect any offset for Special Termination Program benefits that may be payable from KRIP and KURIP. The change in control severance amounts listed above for Ms. Quatela, Mr. Sheller, and Dr. Edwards were capped due to the chapter 11 maximum limit. If no such maximum existed the severance for the change in control column would have been calculated by multiplying the Named Executive Officer’s target total cash compensation by three. Those amounts would have been $2,441,250 for Ms. Quatela, $1,785,000 for Mr. Sheller, and $1,693,440 for Dr. Edwards. These amounts do not reflect any offset for Special Termination Program benefits that may be payable from KRIP and KURIP.

(4)	This row represents the intrinsic value of all outstanding stock options that would continue to vest following the different scenarios on December 31, 2012.
(5)

The amounts in this row report the value of unvested restricted stock units that would automatically vest, or vest with an approved reason. In the case of Mr. Perez and Mmes. Quatela and McCorvey, the values are inclusive of the portion of unvested awards that they are already entitled to by virtue of being retirement eligible.

(6)

The values in this row for termination without cause, or due to death or disability, reflect the fact that the 2011 Leadership Stock program was certified at a zero value. For Mr. Perez, the value includes the earned portion of his 2010 performance stock unit award that would vest upon termination without cause, or due to death or disability, on December 31, 2012. For double trigger change in control event, the value in this row assumes all performance stock awards would be paid at target.

(7)

This row represents the value of performance cash at its 2011 and 2012 certification value for terminations without cause, or due to death or disability. In the case of Mr. Perez and Mmes. Quatela and McCorvey the value is inclusive of the portion they are entitled to by virtue of being retirement eligible. While earned, these amounts are still subject to Bankruptcy Court approval. For double trigger change in control event, the value in this row assumes performance cash would be paid at target.

(8)	Mr. Perez would be entitled to the benefits/perquisites as described below:

•	in the event of involuntary termination, $6,454, which includes four months of continued dental and life insurance coverage valued at $654 and outplacement services valued at $5,800.

•	in the event of termination due to disability or death, none, other than, upon disability, he would be eligible for benefits under the Company’s long-term disability plan.

•	in the event of voluntary termination with good reason, $6,357, which includes four months of continued dental coverage valued at $557 and outplacement services valued at $5,800.

•	in the event of termination due to a change in control, $8,132, which includes one year of continued dental and life insurance coverage valued at $1,961 and disability coverage valued at $6,171.

All other Named Executive Officers would be entitled to benefits/perquisites only in the event of involuntary termination without cause or a termination due to a change in control, as described below:

•

Ms. Quatela’s benefits/perquisites in the event of an involuntary termination without cause would have totaled $11,812, which includes four months of continued medical, dental and life insurance coverage valued at $6,012 and outplacement services valued at $5,800. Her benefits/perquisites in the event of termination due to a change in control would have totaled $21,272, which includes one year of continued medical, dental and life insurance coverage valued at $18,036 and disability coverage valued at $3,236.

•

Mr. Sheller’s benefits/perquisites in the event of an involuntary termination without cause would have totaled $5,839, which includes four months of continued life insurance coverage valued at $39 and outplacement services valued at $5,800. His benefits/perquisites in the event of termination due to a change in control would have totaled $1,745, which includes one year of continued life insurance coverage valued at $117 and disability coverage valued at $1,628.

•

Dr. Edwards’ benefits/perquisites in the event of an involuntary termination without cause would have totaled $9,319, which includes four months of continued medical, dental and life insurance coverage valued at $3,519 and outplacement services valued at $5,800. His benefits/perquisites in the event of termination due to a change in control would have totaled $12,533, which includes one year of continued medical, dental and life insurance coverage valued at $10,557 and disability coverage valued at $1,976.

•

Ms. McCorvey’s benefits/perquisites in the event of an involuntary termination without cause would have totaled $12,046, which includes four months of continued medical, dental and life insurance coverage valued at $6,246 and outplacement services valued at $5,800.

•

Mr. Faraci’s benefits/perquisites in the event of an involuntary termination without cause would have totaled $9,947, which includes four months of continued medical, dental and life insurance coverage valued at $4,147 and outplacement services valued at $5,800.

DIRECTOR COMPENSATION

Introduction

Historically, our directors have been compensated through a combination of cash retainers and equity-based incentives, and consistent with the Board’s Director Compensation Principles, a substantial portion of director compensation has historically been delivered in equity. In addition, directors have been permitted to elect to receive their entire Board remuneration in equity-based compensation. The Company does not pay management directors for Board service in addition to their regular employee compensation.

The Bankruptcy Court authorized the Company to continue to make cash payments to directors as compensation for their services. In 2012, the portion of the directors’ total compensation that historically had been delivered in equity was instead delivered in the form of cash, but reduced by 20% with receipt contingent on satisfaction of a one-year vesting period, as authorized by the Bankruptcy Court. Consistent with the terms of the historic equity grants, the payment of this sum is accelerated upon retirement, death or an approved reason, which is defined as a reason for terminating Board membership which is in the best interest of the Company.

Director Compensation Program

The 2012 components of Kodak’s director compensation program were as follows:

	Board Retainer(1)	Chair/Presiding Director Retainer(2)	2012 Cash(3)	Total
Director	$70,000	—	$112,000	$182,000
Presiding Director	70,000	$100,000	112,000	282,000
Audit and Finance Committee Chair	70,000	20,000	112,000	202,000
Restructuring and Executive Compensation Committee Chair	70,000	10,000	112,000	192,000

(1)

Directors were able to elect to have their cash Board retainer deferred into the Directors’ Deferred Compensation Plan as a stock-bearing account. Prior to the chapter 11 proceedings, directors were also able to elect to have their retainer paid in stock. In 2012, the Board retainer was paid 50% in January, 25% in July, and 25% in October 2012.

(2)

The Committee Chairs and the Presiding Director were able to elect to have their retainers deferred into the Directors’ Deferred Compensation Plan. The Committee Chair and Presiding Director retainers were paid 50% in January, 25% in July, and 25% in October 2012. Prior to the chapter 11 proceedings, directors were also able to elect to have these retainers paid in stock. In 2012, the Committee Chair and Presiding Director retainers were paid 50% in January, 25% in July, and 25% in October 2012.

(3)	The amount represents a 20% reduction from prior year value and was delivered in cash rather than equity. The cash was restricted for one year and paid in February 2013.

Director Share Ownership Requirements

A director is not permitted to exercise any stock options or sell any restricted shares granted to him or her by the Company unless and until the director owns shares of stock in the Company (either outright or through phantom stock units in the Directors’ Deferred Compensation Plan) that have a value equal to at least five times the then maximum amount of the annual retainer which may be taken in cash by the director (currently, this amount is $350,000). Enforcement of this requirement is suspended during the chapter 11 proceedings.

2012 Director Compensation Table

In 2012, we provided the following compensation to our non-employee directors:

Name	Fees Earned or Paid In Cash ($) (1)	Equity Compensation Paid in Cash (2)	Non-qualified Deferred Compensation Earnings ($) (3)	All Other Compensation ($) (4)	Total ($)
Richard S. Braddock	$175,000	$112,000	$0	$387	$287,387
James V. Continenza(5)	0	0	0	0	0
Timothy M. Donahue	70,000	112,000	0	0	182,000
Michael J. Hawley	70,000	112,000	0	0	182,000
William H. Hernandez	80,000	112,000	0	2,700	194,700
Douglas R. Lebda	70,000	112,000	0	0	182,000
Kyle P. Legg	70,000	112,000	0	0	182,000
Delano E. Lewis	70,000	112,000	0	0	182,000
William G. Parrett	90,000	112,000	0	0	202,000
Joel Seligman	70,000	112,000	0	0	182,000
Dennis F. Strigl	70,000	112,000	0	0	182,000

(1)

This column reports the director, Chair and Presiding Director cash retainers earned in 2012. No directors elected to defer any portion of their 2012 compensation into the Directors’ Deferred Compensation Plan. With respect to total cash compensation for 2012, the directors received 50% of their total payment in January, 25% in July and 25% in October. Mr. Braddock elected to receive 100% of his 2012 Board Retainer in the form of equity. Mr. Braddock also served as Chair of the Executive Compensation and Development Committee for a portion of 2012, prior to the time at which the Board changed its Committee structure, and he elected to receive 100% of this 2012 Chair retainer (on a pro rata basis for the time that he served as Chair) in the form of equity. Accordingly, he was issued a total of 61,538 shares on January 3, 2012, at a cost basis of $0.65 per share, representing 50% of his Board Retainer and 50% of his Chair Retainer. Given that the Company is not able to issue stock during the chapter 11 proceedings, the remainder of Mr. Braddock’s Board Retainer and Chair Retainer were paid in equal cash portions in July and October 2012.

(2)	This portion of director compensation was paid in cash at a 20% reduction. The cash earned was restricted for one year and paid in February 2013.
(3)	No above-market interest was earned under the Directors’ Deferred Compensation Plan in 2012.
(4)	The amounts in this column include perquisites provided to directors, consisting of samples of Company products and services.
(5)	Mr. Continenza joined the Board on April 1, 2013 and therefore did not receive any compensation for Board service in 2012.

The following table reports the outstanding stock awards held by each of the non-employee directors at the end of fiscal year 2012:

Aggregate Stock Awards Outstanding at Fiscal Year End

Name	Unvested	Vested
Richard S. Braddock	0	7,194
James V. Continenza	0	0
Timothy M. Donahue	0	7,702
Michael J. Hawley	0	4,912
William H. Hernandez	0	54,229
Douglas R. Lebda	0	95,555
Kyle P. Legg	0	0
Delano E. Lewis	0	9,681
William G. Parrett	0	40,607
Joel Seligman	0	0
Dennis F. Strigl	0	0

The following table reports the outstanding Stock Option awards held by each of the non-employee directors at the end of fiscal year 2012:

Aggregate Stock Options Outstanding at Fiscal Year End

Name	Unvested	Vested
Richard S. Braddock	0	85,126
James V. Continenza	0	0
Timothy M. Donahue	0	85,126
Michael J. Hawley	0	83,126
William H. Hernandez	0	85,126
Douglas R. Lebda	0	80,126
Kyle P. Legg	0	34,146
Delano E. Lewis	0	85,126
William G. Parrett	0	80,126
Joel Seligman	0	52,326
Dennis F. Strigl	0	70,506

Deferred Compensation

The Company has allowed non-employee directors to defer some or all of their Board retainer, Chair retainer, Presiding Director retainer and Restricted Stock awards into a phantom stock account under the Directors’ Deferred Compensation Plan. The value of the Kodak phantom stock account reflects changes in the market price of the common stock and dividends paid. None of our directors deferred compensation in 2012. In the event of a change in control, the amounts in the phantom accounts will generally be paid in a single cash payment. The Plan’s benefits are neither funded nor secured. During the bankruptcy proceedings, the Company’s administration of the Plan will be in accordance with the bankruptcy code and any orders of the Bankruptcy Court.

Expense Reimbursement

The Company reimburses its directors for reasonable travel expenses incurred in connection with attending Board, Committee and shareholder meetings and other Board business events.

Charitable Award Program

In 2012, the Board terminated its Charitable Award Program, which provided for a contribution by the Company of up to $1 million following a director’s death, to be shared by a maximum of four charitable institutions recommended by the director. The program was closed to new participants effective January 1, 1997. The directors derived no financial benefits from this program. The program was funded by Company assets and joint life insurance policies purchased by the Company. Mr. Braddock was the only current director who continued to participate in the program prior to its termination.

Item 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Directors, Section 16 Executive Officers and Holders of More Than 5% of the Company’s Common Shares	Number of Common Shares Beneficially Owned on April 1, 2013		Percentage of Company’s Common Shares Beneficially Owned
Richard S. Braddock	407,696	(a) (b)	*
James V. Continenza	0		*
Timothy M. Donahue	138,529	(a) (b)	*
Douglas Edwards	189,311	(b)	*
Philip J. Faraci	563,339	(b)	*
Michael J. Hawley	130,916	(a) (b)	*
William H. Hernandez	89,196	(a) (b)	*
Douglas R. Lebda	83,099	(a) (b)	*
Kyle P. Legg	58,797	(b)	*
Delano E. Lewis	130,003	(a) (b)	*
Antoinette P. McCorvey	134,972	(b)	*
William G. Parrett	87,099	(a) (b)	*
Antonio M. Perez	3,342,999	(b) (c)	1.2%
Laura Quatela	223,600	(b)	*
Becky Roof	0		*
Joel Seligman	94,758	(b)	*
Patrick M. Sheller	34,701	(b)	*
Dennis F. Strigl	113,213	(b)	*
All Directors and Executive Officers as a Group (19), including the above	6,415,019	(b) (d)	2.3%

*	Represents holdings of less than 1% of the Company’s total common shares that are beneficially owned.

The above table reports beneficial ownership of the Company’s common stock in accordance with the applicable SEC rules as of April 1, 2013. All Company securities over which the directors and Section 16 Executive Officers directly or indirectly have or share voting or investment power are listed as beneficially owned. The figures above include shares held for the account of the above persons in the Kodak Employees’ Stock Ownership Plan, and the interests that the above persons held in the Kodak Stock Fund of the Eastman Kodak Employees’ Savings and Investment Plan, stated in terms of Kodak shares.

(a)

The amounts listed for each non-employee director do not include stock units representing fees that non-employee directors have elected to defer under the Directors’ Deferred Compensation Plan because stock units under the Directors’ Deferred Compensation Plan do not carry voting rights and are not transferable. The combined number of stock units subject to deferred share awards, and in stock unit accounts of non-employee directors as of April 1, 2013 were as follows: Mr. Braddock: 7,194 units; Mr. Donahue: 7,702 units; Dr. Hawley: 4,912 units; Mr. Hernandez: 54,229 units; Mr. Lebda: 95,555 units; Mr. Lewis: 9,681 units; and Mr. Parrett: 40,607 units. Stock units are distributed in cash following a director’s departure.

(b)

This sum includes shares subject to stock options and restricted stock units that are currently exercisable or exercisable within 60 days after April 1, 2013, as follows: Mr. Braddock: 85,126 shares; Mr. Donahue: 85,126 shares; Dr. Edwards: 119,380 shares; Mr. Faraci: 538,158 shares; Dr. Hawley: 83,126 shares; Mr. Hernandez: 85,126 shares; Mr. Lebda: 80,126 shares; Ms. Legg: 34,146 shares; Mr. Lewis: 85,126 shares; Ms. McCorvey: 134,972 shares; Mr. Parrett: 80,126 shares; Mr. Perez: 2,767,270 shares; Ms. Quatela: 105,174 shares; Mr. Seligman: 52,326 shares; Mr. Sheller: 18,993; Mr. Strigl: 70,506 shares; All Directors and Executive Officers as a Group: 6,415,019 shares.

(c)

Mr. Perez has 94,796 stock units that he elected to defer under the 2000 Long-Term Omnibus Plan. These stock units are not included in this table because they do not carry voting rights and may not be redeemed as shares of common stock within six months of Mr. Perez’s departure from the Company.

(d)

Other than Mr. Perez, each individual Section 16 Executive Officer and director listed beneficially owned less than 1% of the outstanding shares of the Company’s common stock. As a group, all Section 16 Executive Officers and directors owned 2.3% of the outstanding shares of the Company’s common stock.

EQUITY COMPENSATION PLAN INFORMATION

As required by Item 201(d) of Regulation S-K, the Company’s total options outstanding of 7,954,506, including total Stock Appreciation Rights (“SARs”) outstanding of 14,450, have been granted under equity compensation plans as follows:

Plan Category	Number of Securities to be issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	7,954,506	$12.40	20,450,506

(1)	The Company’s equity compensation plans approved by security holders include the 2005 Omnibus Long-Term Compensation Plan and the 2000 Omnibus Long-Term Compensation Plan.

Item 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our Board has adopted written policies and procedures relating to approval or ratification of “interested transactions” with “related parties.” Under these policies and procedures, which are posted on our website at http://ek.client.shareholder.com/supporting.cfm, our Audit and Finance Committee reviews the material facts of all interested transactions that require the Committee’s approval. The Committee will approve or disapprove the interested transactions, subject to certain exceptions, by taking into account, among other factors it deems appropriate, whether the interested transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related person’s interest in the transaction. No director may participate in any discussion or approval of an interested transaction for which he or she is a related party. If an interested transaction will be ongoing, the Committee may establish guidelines for our management to follow in its ongoing dealings with the related party and then, at least annually, must review and assess ongoing relationships with the related party.

Under the Board’s policies and procedures, an “interested transaction” is any transaction, arrangement or relationship, or series of similar transactions, arrangements or relationships (including any indebtedness or guarantee of indebtedness), in which the aggregate amount involved will or may be expected to exceed $100,000 in any calendar year, the Company is a participant and any related party has or will have a direct or indirect interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A “related party” is any person who is or was, since the beginning of the last fiscal year for which we have filed a Form 10-K and proxy statement, a Section 16 Executive Officer, director or nominee for election as a director (even if the person does not presently serve in that role), a beneficial owner of greater than 5% of the Company’s common stock or any immediate family member of any of the foregoing. Immediate family member includes a person’s spouse, parents, stepparents, children, stepchildren, siblings, mothers- and fathers-in-law, sons- and daughters-in-law, brothers- and sisters-in-law and anyone residing in such person’s home (other than a tenant or employee).

The Board has reviewed and pre-approved certain types of interested transactions described below. In addition, any interested transaction with a related party in which the aggregate amount involved is expected to be less than $500,000 may be approved. Pre-approved interested transactions include:

•

Employment of Section 16 Executive Officers either if the related compensation is required to be reported or if the Section 16 Executive Officer is not an immediate family member of another Section 16 Executive Officer or a director, and the related compensation would be reported if the Section 16 Executive Officer was a “Named Executive Officer” and our Executive Compensation and Development Committee approved (or recommended that the Board approve) such compensation. The Committee has assumed all duties of the former Executive Compensation and Development Committee.

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

The Audit and Finance Committee reviewed and approved one interested transaction with a related party occurring since the beginning of 2011 that did not fall within any of the pre-approved interested transactions described above, as follows:

•

Dolores Kruchten, a Vice President of the Company, is the spouse of Brad Kruchten, a Senior Vice President and, during 2012, a Section 16 Executive Officer of the Company. There is no employment reporting relationship between Mr. Kruchten and Ms. Kruchten. Ms. Kruchten earned the following compensation since the fiscal year ending December 31, 2011: $559,125, consisting of base salary and non-equity variable pay.

DIRECTOR INDEPENDENCE

For a number of years, a substantial majority of our Board has been comprised of independent directors. The Board has adopted Director Independence Standards for use in determining whether a director is independent. The Director Independence Standards are consistent with the independence standards set forth in the NYSE listing standards, which the Board has retained even though our stock is no longer listed on the NYSE. The Board also uses the NYSE listing standards in determining whether members of specific committees are independent. The Director Independence Standards are published on our website at http://ek.client.shareholder.com/directors.cfm.

The Board has determined that each of the following directors has no material relationship with the Company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company) and is independent under the Company’s Director Independence Standards and, therefore, is independent within the meaning of the NYSE’s Listing Standards: Richard S. Braddock, James V. Continenza, Timothy M. Donahue, Michael J. Hawley, William H. Hernandez, Douglas R. Lebda, Kyle P. Legg, Delano E. Lewis, William G. Parrett, Joel Seligman and Dennis F. Strigl. The remaining director, Antonio M. Perez, Chairman of the Board and CEO, is an employee of the Company and, therefore, is not independent.

Item 14:	PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT AND NON-AUDIT FEES

The following fees were approved by the Audit and Finance Committee and were billed by PricewaterhouseCoopers LLP (PwC), the Company’s independent registered public accounting firm (independent accountants), for services rendered in 2012 and 2011.

Type of Service (in millions)	2012	2011
Audit Fees	$9.7	$8.8
Audit-Related Fees	10.8	0.3
Tax Fees	0.4	0.2
All Other Fees	0.0	0.0
Total	$20.9	$9.3

The audit fees related primarily to the annual audit of the Company’s consolidated financial statements (including Section 404 internal control assessment under the Sarbanes-Oxley Act of 2002) included in this Form 10-K, quarterly reviews of interim financial statements included in the Company’s Quarterly Reports on Forms 10-Q, statutory audits of certain of the Company’s subsidiaries and services relating to filings under the Securities Act of 1933 and the Securities Exchange Act of 1934.

The audit-related fees for 2012 related primarily to fees for the audit of carve-out financial statements in connection with the Company’s expected disposition of its Personalized Imaging and Document Imaging businesses. The audit related fees for 2011 related primarily to audits of certain benefit plans of the Company and regulatory filings in Japan.

Tax fees in 2012 consisted of $0.4 million for tax compliance services and $0.0 million for tax planning and advice. Tax fees in 2011 consisted of $0.2 million for tax compliance services and $0.01 million for tax planning and advice.

POLICY REGARDING PRE-APPROVAL OF SERVICES PROVIDED BY THE INDEPENDENT AUDITOR

The Audit and Finance Committee has adopted an Audit and Non-Audit Services Pre-Approval Policy (the “Pre-Approval Policy”) requiring its pre-approval of all audit and permissible non-audit services provided by the independent auditor. The Pre-Approval Policy sets forth principles that must be considered by the Audit and Finance Committee in approving services to ensure that the independent auditor’s independence is not impaired; describes the audit, audit-related, tax and other permissible non-audit services that may be provided and the non-audit services that are prohibited; and sets forth the pre-approval requirements for all permitted services. The Pre-Approval Policy provides for the general pre-approval of specific types of audit, audit-related, tax and other permissible non-audit services and annual approval of a budget for such services. As set forth in the Pre-Approval Policy, unless a type of service has received general pre-approval, it will require specific pre-approval by the Audit and Finance Committee. In addition, any proposed services exceeding pre-approved budgeted amounts will also require specific pre-approval by the Audit and Finance Committee. The independent auditor is required to report quarterly to the Audit and Finance Committee regarding the extent of services provided in accordance with their pre-approval and the fees for the services performed to date. The Pre-Approval Policy also delegates to the Audit and Finance Committee’s Chair the authority to pre-approve specific engagements or changes to engagements when it is not practical to bring the matter before the Committee as a whole. The Audit and Finance Committee may not delegate its responsibilities to pre-approve services performed by the independent auditor to management or to others.

Item 15:	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

2012 Form 10-K Filing Page No.
(a) 1. Consolidated financial statements:

Report of independent registered public accounting firm	50
Consolidated statement of operations	51
Consolidated statement of comprehensive (loss) income	52
Consolidated statement of financial position	53
Consolidated statement of equity (deficit)	54-56
Consolidated statement of cash flows	57-58
Notes to financial statements	59-121

2. Financial statement schedule:

II—Valuation and qualifying accounts	126
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

Index to Exhibits (Continued)

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

Amendment No. 3 to the Debtor-In-Possession Credit Agreement, dated as of April 26, 2012

(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, Exhibit 4.13.)

Amendment No. 4 n/a

Amendment No. 5 to Debtor-in-Possession Credit Agreement, dated as of February 6, 2013, among Eastman Kodak Company (the “Company”) and Kodak Canada Inc. as Borrowers, certain subsidiaries of the Company as Guarantors, certain lenders and Citicorp North America, Inc. as Agent and Co-Collateral Agent and Wells Fargo Capital Finance, LLC as Co-Collateral Agent. (Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2012.)

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

Index to Exhibits (Continued)

Exhibit Number

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

(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009.)

Eastman Kodak Company

Index to Exhibits (Continued)

Exhibit Number

(10.26)	Administrative Guide For September 28, 2009 Restricted Stock Unit (RSU) Grant under the 2005 Omnibus Long-Term Compensation Plan (Hold Until Retirement Provision).

(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009.)

(10.27)	Administrative Guide for the 2011 Performance Stock Unit Program under Article 7 (Performance Awards) of the 2005 Omnibus Long-Term Compensation Plan, Granted to Antonio M. Perez.

(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011.)

(10.28)	Laura G. Quatela Waiver Letter Re: Eastman Kodak Company Executive Protection Plan dated November 8, 2010.

(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2010, Exhibit 10.)

(10.29)	Laura G. Quatela Agreement, dated October 31, 2011.

(Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2011, Exhibit 10.41.)

(10.30)	Patent Sale Agreement between Eastman Kodak Company and Intellectual Ventures Fund 83 LLC, dated as of December 18, 2012. (Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2012.)

(12)	Statement regarding Computation of Ratio of Earnings to Fixed Charges. (Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2012.)

(21)	Subsidiaries of Eastman Kodak Company

(23)	Consent of Independent Public Accounting Firm

(31.1)	Certification (Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2012.)

(31.1(a))	Certification – filed herewith.

(31.2)	Certification (Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2012.)

(31.2(a))	Certification – filed herewith.

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2012.)

(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to the Eastman Kodak Company Annual Report on Form 10-K for the fiscal year ended December 31, 2012.)

(101.CAL*)	XBRL Taxonomy Extension Calculation Linkbase

(101.INS*)	XBRL Instance Document

Eastman Kodak Company

Index to Exhibits (Continued)

Exhibit Number

(101.PRE*)	XBRL Taxonomy Extension Presentation Linkbase

(101.SCH*)	XBRL Taxonomy Extension Schema Linkbase

(101.DEF*)	XBRL Taxonomy Extension Definition Linkbase

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement of prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTMAN KODAK COMPANY (Registrant)

By:	/s/ Patrick M. Sheller
Patrick M. Sheller General Counsel, Secretary, Chief Administrative Officer and Senior Vice President April 30, 2013