Form 10-Q
period 2013-06-30
EASTMAN KODAK CO
filed 2013-08-07
CIK 31235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]  Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes    [   ]            No    [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each Class	Number of Shares Outstanding at August 2, 2013
Common Stock, $2.50 par value	272,782,187

                                    Eastman Kodak Company
Form 10-Q
June 30, 2013

Table of Contents

	Part I. - Financial Information	Page

Item 1.	Financial Statements	3
	Consolidated Statement of Operations (Unaudited)	3
	Consolidated Statement of Comprehensive Income (Loss) (Unaudited)	4
	Consolidated Statement of Retained Earnings (Unaudited)	5
	Consolidated Statement of Financial Position (Unaudited)	6
	Consolidated Statement of Cash Flows (Unaudited)	7
	Notes to Financial Statements (Unaudited)	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	47
	Liquidity and Capital Resources	58
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	65
Item 4.	Controls and Procedures	65

	Part II. - Other Information

Item 1.	Legal Proceedings	63
Item 1A.	Risk Factors	64
Item 6.	Exhibits	65

	Signature	66
	Index to Exhibits	67

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

EASTMAN KODAK COMPANY
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

(in millions, except per share data)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net sales
Products	$477	$586	$932	$1,149
Services	105	111	210	226
Licensing & royalties (Note 10)	1	2	35	(56)
Total net sales	$583	$699	$1,177	$1,319
Cost of sales
Products	$368	$509	$729	$1,015
Services	82	89	166	190
Total cost of sales	$450	$598	$895	$1,205
Gross profit	$133	$101	$282	$114
Selling, general and administrative expenses	115	158	233	324
Research and development costs	25	42	50	94
Restructuring costs and other	29	4	40	83
Other operating (income) expenses, net	(1)	1	(495)	-
(Loss) earnings from continuing operations before interest expense, other income (charges), net, reorganization items, net and income taxes	(35)	(104)	454	(387)
Interest expense (contractual interest for the three and six months ended June 30, 2013 of $64 and $106, respectively, and for the three and six months ended June 30, 2012 of $52 and $98, respectively)	47	36	72	67
Loss on early extinguishment of debt	-	-	6	7
Other income (charges), net	(3)	(6)	(10)	(3)
Reorganization items, net	72	160	192	248
(Loss) earnings from continuing operations before income taxes	(157)	(306)	174	(712)
Provision (benefit) for income taxes	51	(9)	58	(117)
(Loss) earnings from continuing operations	(208)	(297)	116	(595)
Loss from discontinued operations, net of income taxes	(16)	(2)	(57)	(70)
NET (LOSS) EARNINGS ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$(224)	$(299)	$59	$(665)
Basic and diluted net (loss) earnings per share attributable to Eastman Kodak Company common shareholders:
Continuing operations	$(0.76)	$(1.09)	$0.43	$(2.19)
Discontinued operations	(0.06)	(0.01)	(0.21)	(0.26)
Total	$(0.82)	$(1.10)	$0.22	$(2.45)

Number of common shares used in basic and diluted net (loss) earnings per share	272.8	271.9	272.7	271.5

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(in millions)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

NET (LOSS) EARNINGS ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$(224)	$(299)	$59	$(665)
Other comprehensive income (loss), net of tax:
Realized and unrealized gains from hedging activity, net of tax of $0 and $1 for the three months ended June 30, 2013 and 2012, respectively, and $0 and $2 for the six months ended June 30, 2013 and 2012, respectively	-	2	-	4
Unrealized gain from investment, net of tax of $0 for the three months ended June 30, 2012	-	(1)	-	-
Currency translation adjustments	(16)	11	15	(4)
Pension and other postretirement benefit plan obligation activity, net of tax of $23 and $17 for the three months ended June 30, 2013 and 2012, respectively, and $30 and $32 for the six months ended June 30, 2013 and 2012, respectively	407	33	448	61
Total comprehensive income (loss), net of tax	$167	$(254)	$522	$(604)

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENT OF RETAINED EARNINGS (Unaudited)

(in millions)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Retained earnings at beginning of period	$2,852	$3,645	$2,600	$4,071
Net (loss) earnings	(224)	(299)	59	(665)
Loss from issuance of treasury stock	-	-	(31)	(60)
Retained earnings at end of period	$2,628	$3,346	$2,628	$3,346

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENT OF FINANCIAL POSITION (Unaudited)

	As of	As of
(in millions)	June 30,	December 31,
	2013	2012
ASSETS
Current Assets
Cash and cash equivalents	$1,015	$1,135
Receivables, net	547	633
Inventories, net	427	420
Other current assets	86	99
Assets held for sale	527	556
Total current assets	2,602	2,843
Property, plant and equipment, net of accumulated depreciation of $3,487 and $3,754, respectively	526	607
Goodwill	56	132
Deferred income taxes	431	470
Other long-term assets	200	234
TOTAL ASSETS	$3,815	$4,286
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities
Accounts payable, trade	$334	$355
Short-term borrowings and current portion of long-term debt	871	699
Other current liabilities	532	836
Liabilities held for sale	1,650	1,759
Total current liabilities	3,387	3,649
Long-term debt, net of current portion	370	740
Pension and other postretirement liabilities	431	506
Other long-term liabilities	309	360
Liabilities subject to compromise	2,471	2,708
Total Liabilities	6,968	7,963

Commitments and Contingencies (Note 11)

Equity (Deficit)
Common stock, $2.50 par value	978	978
Additional paid in capital	1,104	1,105
Retained earnings	2,628	2,600
Accumulated other comprehensive loss	(2,153)	(2,616)
	2,557	2,067
Less: Treasury stock, at cost	(5,712)	(5,746)
Total Eastman Kodak Company shareholders’ deficit	(3,155)	(3,679)
Noncontrolling interests	2	2
Total deficit	(3,153)	(3,677)
TOTAL LIABILITIES AND DEFICIT	$3,815	$4,286

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
	Six Months Ended
	June 30,
(in millions)	2013	2012

Cash flows from operating activities:
Net earnings (loss)	$59	$(665)
Adjustments to reconcile to net cash used in operating activities:
Loss from discontinued operations, net of income taxes	57	70
Depreciation and amortization	79	109
Gain on sales of businesses/assets	(569)	(1)
Loss on early extinguishment of debt	6	7
Non-cash restructuring costs, asset impairments and other charges	81	5
Non-cash reorganization items, net	91	205
Provision for deferred income taxes	67	17
Decrease in receivables	61	113
Increase in inventories	(13)	(16)
(Decrease) increase in liabilities excluding borrowings	(325)	49
Other items, net	43	(53)
Total adjustments	(422)	505
Net cash used in continuing operations	(363)	(160)
Net cash (used in) provided by discontinued operations	(55)	8
Net cash used in operating activities	(418)	(152)
Cash flows from investing activities:
Additions to properties	(17)	(16)
Proceeds from sales of businesses/assets	537	7
Marketable securities - sales	18	60
Marketable securities - purchases	(17)	(58)
Net cash provided by (used in) continuing operations	521	(7)
Net cash (used in) provided by discontinued operations	(5)	9
Net cash provided by investing activities	516	2
Cash flows from financing activities:
Proceeds from DIP credit agreements	450	686
Repayment of term loans under Original Senior DIP Credit Agreement	(664)	(134)
Repayment of term loans under Junior DIP Credit Agreement	(4)	-
Reorganization items	-	(40)
Proceeds from sale and leaseback transaction	-	41
Net cash (used in) provided by financing activities	(218)	553
Effect of exchange rate changes on cash	-	(7)
Net (decrease) increase in cash and cash equivalents	(120)	396
Cash and cash equivalents, beginning of period	1,135	861
Cash and cash equivalents, end of period	$1,015	$1,257

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

On January 19, 2012 (the “Petition Date”), Eastman Kodak Company and its U.S. subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief (the “Bankruptcy Filing”) under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) case number 12-10202.  The Company’s foreign subsidiaries (collectively, the “Non-Filing Entities”) were not part of the Bankruptcy Filing.  The Debtors continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.  The Non-Filing Entities continue to operate in the ordinary course of business.

Kodak incurred a net loss for the years ended 2012 and 2011, and had a shareholders’ deficit as of June 30, 2013 and December 31, 2012.  To improve Kodak’s performance and address competitive challenges, Kodak has developed a strategic plan for the ongoing operation of the business.  Successful implementation of Kodak’s plan, however, is subject to numerous risks and uncertainties.  In addition, the competitive industry conditions under which Kodak operates have negatively impacted its financial position, results of operations and cash flows and may continue to do so in the future.  These factors raise substantial doubt about Kodak’s ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared assuming that Kodak will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business.  Kodak’s ability to continue as a going concern is contingent upon its ability to comply with the financial and other covenants contained in its debtor-in-possession credit agreements, the Bankruptcy Court’s approval of Kodak’s plan of reorganization and Kodak’s ability to successfully implement the plan, among other factors.  As a result of the Bankruptcy Filing, the realization of assets and the satisfaction of liabilities are subject to uncertainty.  While operating as debtors-in-possession under chapter 11, Kodak may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted  in the ordinary course of business (and subject to restrictions contained in the debtor-in-possession credit agreements and the Backstop Commitment Agreement), for amounts other than those reflected in the accompanying consolidated financial statements.  Further, the plan of reorganization could materially change the amounts and classifications of assets and liabilities reported in the consolidated financial statements.  The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should Kodak be unable to continue as a going concern or as a consequence of the Bankruptcy Filing.  Refer to Note 2, “Bankruptcy Proceedings” for additional information.

Certain amounts for prior periods have been reclassified to conform to the current period classification due to the presentation of discontinued operations, assets held for sale and for a change in the segment measure of profitability.  Refer to Note 19, “Segment Information” and Note 21, “Discontinued Operations” for additional information.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.”  ASU No. 2013-02 requires presentation of reclassification adjustments from each component of Accumulated other comprehensive income either in a single note or parenthetically on the face of the financial statements, for those amounts required to be reclassified into Net income in their entirety in the same reporting period.  For amounts that are not required to be reclassified in their entirety in the same reporting period, cross-reference to other disclosures is required.  The changes to the Accounting Standards Codification (“ASC”) as a result of this update are effective prospectively for interim and annual periods beginning after December 15, 2012 (January 1, 2013 for Kodak).  The adoption of this guidance required changes in presentation only and did not have an impact on Kodak’s Consolidated Financial Statements.

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

In December 2011, the FASB issued ASU No. 2011-10, “De-recognition of In-Substance Real Estate – a Scope Clarification,” which amends ASC Topic 360, “Property, Plant and Equipment.”  ASU No. 2011-10 states that when an investor ceases to have a controlling financial interest in an entity that is in-substance real estate as a result of a default on the entity’s nonrecourse debt, the investor should apply the guidance under ASC Subtopic 360-20, Property, Plant and Equipment – Real Estate Sales to determine whether to derecognize the entity’s assets (including real estate) and liabilities (including the nonrecourse debt).  The changes to the ASC as a result of this update are effective prospectively for deconsolidation events occurring during fiscal years, and interim periods within those years, beginning on or after June 15, 2012 (January 1, 2013 for Kodak).  The adoption of this guidance did not impact Kodak’s Consolidated Financial Statements.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”.  The ASU provides that a liability related to an unrecognized tax benefit would be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In that case, the liability associated with the unrecognized tax benefit is presented in the financial statements as a reduction to the related deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward.  In situations in which a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the tax law of the jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit will be presented in the financial statements as a liability and will not be combined with deferred tax assets.  The guidance is effective prospectively for fiscal years and interim periods within those years beginning after December 15, 2013 (January 1, 2014 for Kodak) and Kodak is currently evaluating the potential impact, if any, of the adoption on Kodak’s Consolidated Financial Statements.

In March 2013, the FASB issued ASU No. 2013-05, “Foreign Currency Matters (Topic 830) - Parent’s Accounting for the Cumulative Translation Adjustment upon De-recognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.”  ASU No. 2013-05 specifies that a Cumulative translation adjustment (CTA) should be released into earnings when an entity ceases to have a controlling financial interest in a subsidiary or group of assets within a consolidated foreign entity and the sale or transfer results in the complete or substantially complete liquidation of the foreign entity.  For sales of an equity method investment that is a foreign entity, a pro-rata portion of CTA attributable to the investment would be recognized in earnings upon sale of the investment.  When an entity sells either a part or all of its investment in a consolidated foreign entity, CTA would be recognized in earnings only if the sale results in the parent no longer having a controlling financial interest in the foreign entity.  The changes in the ASC are effective prospectively for annual and interim periods beginning after December 15, 2013 (January 1, 2014 for Kodak) and Kodak is currently evaluating the potential impact, if any, of the adoption on Kodak’s Consolidated Financial Statements.

In February 2013, the FASB issued ASU No. 2013-04, “Liabilities (Topic 405) - Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date."  ASU No 2013-04 requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the following:  the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors.  The guidance in this ASU also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations.  The amendments in this update are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013 (January 1, 2014 for Kodak) and Kodak is currently evaluating the potential impact, if any, of the adoption on Kodak’s Consolidated Financial Statements.

NOTE 2:  BANKRUPTCY PROCEEDINGS

The Bankruptcy Filing was intended to permit Kodak to reorganize and bolster liquidity, monetize non-strategic intellectual property, fairly resolve legacy liabilities, and focus on its most valuable business lines.  The Debtors’ goal is to implement a plan of reorganization that meets the standards for confirmation under the Bankruptcy Code.  Confirmation of a plan of reorganization could materially alter the classifications and amounts reported in Kodak’s consolidated financial statements, which do not give effect to any adjustments to the carrying values of assets or amounts of liabilities that might be necessary as a consequence of a confirmation of a plan of reorganization or other arrangement or the effect of any operational changes that may be implemented.

OPERATION AND IMPLICATIONS OF THE BANKRUPTCY FILING

Under Section 362 of the Bankruptcy Code, the filing of voluntary bankruptcy petitions by the Debtors automatically stayed most actions against the Debtors, including most actions to collect indebtedness incurred prior to the Petition Date or to exercise control over Kodak’s property.  Accordingly, although the Bankruptcy Filing triggered defaults for certain of the Debtors’ debt obligations, creditors are stayed from taking any actions as a result of such defaults.  Absent an order of the Bankruptcy Court, substantially all of the Debtors’ pre-petition liabilities are subject to compromise under a plan of reorganization.  As a result of the Bankruptcy Filing, the realization of assets and the satisfaction of liabilities are subject to uncertainty.  The Debtors, operating as debtors-in-possession under the Bankruptcy Code, may, subject to approval of the Bankruptcy Court, or as otherwise permitted in the ordinary course of business (and subject to restrictions contained in the debtor-in-possession credit agreements and the Backstop Commitment Agreement), sell or otherwise dispose of assets and liquidate or compromise liabilities for amounts other than those reflected in the consolidated financial statements.  Further, a confirmed plan of reorganization or other arrangement may materially change the amounts and classifications in the Company’s consolidated financial statements.

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

The U.S. Trustee for the Southern District of New York (the “U.S. Trustee”) has appointed an official committee of unsecured creditors (the “UCC”) as well as an official committee of retired employees (“Retiree Committee”).  The UCC, the Retiree Committee and their legal representatives have a right to be heard on all matters affecting the Debtors that come before the Bankruptcy Court.  There can be no assurance that the UCC will support the Debtors’ positions on matters to be presented to the Bankruptcy Court in the future or on the plan of reorganization.

PLAN OF REORGANIZATION

In order for the Debtors to emerge successfully from chapter 11, the Debtors must obtain the Bankruptcy Court’s approval of the plan of reorganization, which will enable the Debtors to emerge from chapter 11 as a reorganized entity operating in the ordinary course of business outside of bankruptcy.  A plan of reorganization determines the rights and satisfaction of claims of various creditors and security holders, and is subject to the ultimate outcome of negotiations, events and Bankruptcy Court decisions.

Under section 1125 of the Bankruptcy Code, a disclosure statement must be approved by the Bankruptcy Court before the Debtors may solicit acceptance of a proposed plan of reorganization.  To be approved by the Bankruptcy Court, the disclosure statement must contain “adequate information” that would enable a hypothetical investor to make an informed judgment about the plan.  Once the disclosure statement is approved, the Debtors may send the proposed plan of reorganization, the disclosure statement and ballots to all creditors entitled to vote.  On June 26, 2013, the Bankruptcy Court approved the Debtors’ amended disclosure statement and procedures to enable creditors to vote on the Debtors’ amended joint plan of reorganization (“POR”).  On July 5, 2013, the Debtors commenced solicitation of votes on the POR.

The POR organizes the Debtors’ creditor and equity constituencies into groups called classes. For each class, the POR describes (a) the underlying claim or equity interest, (b) the recovery available to the holders of claims or equity interests in that class under the plan, (c) whether the class is impaired under the plan, meaning that each holder will receive less than full value on account of its claim or equity interest or that the rights of each holder under law will be altered in some way (such as receiving stock instead of holding a claim) and (d) the form of consideration (e.g., cash, stock or a combination thereof), if any, that such holders will receive on account of their respective claims or equity interests under the POR.  There can be no assurance that the Debtors will be able to secure approval for the POR from creditors or confirmation from the Bankruptcy Court.  In the event the Debtors do not secure approval or confirmation of the POR, any outstanding debtor-in-possession credit agreement principal and interest could become immediately due and payable.

The POR provides for, among other things,  the following on the emergence date:
•
Cancellation of the obligations of the Debtors under the Second Lien Notes indentures, unsecured notes indentures, equity interests, or any other instrument evidencing or creating any indebtedness or obligation of, or ownership interest in, the Debtors or giving rise to any claim or equity interest except as otherwise specifically provided for in the POR;

•	The authorization of 500 million shares of common stock under a reorganized certificate of incorporation;
•
The issuance of 40 million shares of common stock, inclusive of shares to be distributed as a part of the Rights Offerings, for distribution to the unsecured creditors and/or Backstop Parties, plus to the extent applicable, the number of shares of common stock necessary to satisfy payment of the backstop commitment fees and the Retiree Committee administrative claim (“Effective Date Share Issuance”);

•
The issuance to the holders of general unsecured and Retiree Committee unsecured claims net-share settled warrants to purchase: (i) at a $14.93 exercise price, a number of shares of common stock equal to 5% of the Effective Date Share Issuance (the “125% Warrants”) and (ii) at a $16.12 exercise price a number of shares of common stock equal to 5% of the Effective Date Share Issuance (the “135% Warrants”);

•
Establishment of a liquidating trust (the “Kodak GUC Trust”) and distribution of the beneficial interests therein to the holders of allowed general unsecured claims and the Retiree Committee unsecured claim, whether their claims are allowed on or after the emergence date; and

•	If the class of holders of Second Lien Notes votes to accept the POR, the settlement of the allowed amount of the Second Lien claims.

The following conditions, and others, shall have been satisfied or waived for the POR to be effective:

•	The POR shall have been confirmed by the Bankruptcy Court;
•
The Backstop Commitment Agreement shall be in full force and effect, and the transactions contemplated thereunder shall have been consummated and there shall not be a stay or injunction in effect with respect thereto;

•	The closing of the Emergence Credit Facilities, as defined below, shall have occurred; and
•	The KPP Global Settlement, as defined below, shall have been consummated.

There is a hearing to consider confirmation of the POR scheduled with the Bankruptcy Court on August 20, 2013.

Backstop Commitment Agreement and Rights Offering

On June 26, 2013, the Bankruptcy Court approved a backstop commitment agreement with GSO Capital Partners LP, on behalf of various managed funds, BlueMountain Capital Management, LLC, on behalf of various managed funds, George Karfunkel, United Equities Commodities Company, Momar Corporation and Contrarian Capital Management, LLC, on behalf of Contrarian Funds, LLC (collectively, the “Backstop Parties”), pursuant to which the Backstop Parties, which are creditors of the Debtors, will provide a $406 million commitment to backstop two proposed rights offerings (the “Rights Offerings”) to be conducted in connection with the POR of the Debtors (the “Backstop Commitment Agreement”).

In accordance with the POR, the Backstop Commitment Agreement, and the procedures for the conduct of the Rights Offerings (the “Rights Offerings Procedures”), the Company will offer eligible creditors, including the Backstop Parties, up to 34 million shares of common stock for the per share purchase price of $11.94, or an aggregate purchase price of approximately $406 million (the “Rights Offerings Amount”).  In addition to their right to participate in the Rights Offerings in their capacities as creditors of the Company, the Backstop Parties will be entitled to purchase an additional 10 million shares of common stock at a purchase price of $11.94 per share in the Rights Offerings.  Pursuant to the Backstop Commitment Agreement, the Backstop Parties have agreed to purchase all shares of common stock that are not duly subscribed for pursuant to the Rights Offerings.

Under the Backstop Commitment Agreement, the Company has agreed to pay the Backstop Parties, on the effective date of the POR, a commitment fee and a consummation fee equal to 4.0% and 1.0% of the Rights Offerings Amount, respectively.  The commitment fee and the consummation fee will be payable, at the Company’s election, in cash, common stock or a combination of cash and common stock.  The Company will also be required to pay the commitment fee in cash upon the occurrence of certain termination events as set forth in the Backstop Commitment Agreement.  The Backstop Parties’ commitments to backstop the Rights Offerings, and the other transactions contemplated by the Backstop Commitment Agreement, are conditioned upon the satisfaction of all conditions to the effectiveness of the POR, and other applicable conditions precedent set forth in the Backstop Commitment Agreement.  The issuance of common stock pursuant to the Rights Offerings and the Backstop Commitment Agreement is conditioned upon, among other things, confirmation of the POR by the Bankruptcy Court, and will occur upon the Company’s emergence from chapter 11.

Emergence Credit Facilities

On June 26, 2013, the Bankruptcy Court approved Kodak’s entry into commitment and engagement documents in connection with a new exit financing package (the “Emergence Credit Facility”).  The Emergence Credit Facility provides for senior secured term loans of $695 million consisting of $420 million of first lien term loans and $275 million of second lien term loans (the “Term Loans”).  In addition, the Emergence Credit Facility provides for a senior secured asset-based revolving credit facility (the “ABL Credit Facility”) of up to $200 million, subject to the satisfaction of certain conditions.  The ABL Credit Facility would have a maturity of the earlier of five years or 90 days prior to maturity of term loans or other material indebtedness.  The first-lien term loans would have a maturity of six years from the closing date and the second-lien term loans would have a maturity of seven years from the closing date.

Refer to Note 9, “Short-Term Borrowings and Long-Term Debt”.

KPP Global Settlement

Eastman Kodak Company had previously issued (pre-petition) a guarantee to Kodak Limited (the “Subsidiary”) and KPP Trustees Limited (the “Trustee”) of the Kodak Pension Plan in the United Kingdom (the “KPP”).  Under that arrangement, EKC guaranteed to the Subsidiary and the Trustee the ability of the Subsidiary, only to the extent it becomes necessary to do so, to (1) make contributions to the KPP to ensure sufficient assets exist to make plan benefit payments, as they become due, if the KPP otherwise would not have sufficient assets and (2) make contributions to the KPP such that it will achieve fully funded status by the funding valuation for the period ending December 31, 2022.

The Subsidiary agreed to make certain contributions to the KPP as determined by a funding plan agreed to by the Trustee.  Under the terms of this agreement, the Subsidiary is obligated to pay a minimum amount of $50 million to the KPP in each of the years 2011 through 2014, and a minimum amount of $90 million to the KPP in each of the years 2015 through 2022.  The Subsidiary has not paid the annual contributions due for 2012 or 2013 and payment of these amounts could have been demanded at any time.  Future funding beyond 2022 would be required if the KPP is still not fully funded as determined by the funding valuation for the period ending December 31, 2022.  These payment amounts for the years 2015 through 2022 could be lower, and the payment amounts for all years noted could be higher by up to $5 million each year, based on the exchange rate between the U.S. dollar and British pound.  These minimum amounts do not include potential contributions related to tax benefits received by the Subsidiary.

The underfunded position of the KPP of approximately $1.4 billion and $1.5 billion (calculated in accordance with U.S. GAAP) is included in Liabilities held for sale presented in the Consolidated Statement of Financial Position as of June 30, 2013 and December 31, 2012, respectively.  The underfunded obligation relates to a non-debtor entity.  However, the Trustee has asserted an unsecured claim of approximately $2.8 billion under the guarantee.  The Subsidiary has also asserted an unsecured claim under the guarantee for an unliquidated amount.

On April 26, 2013, Eastman Kodak Company, the Trustee, Kodak Limited and certain other Kodak entities entered into a global settlement agreement that resolves all liabilities of the Kodak group with respect to the KPP (the “Global Settlement”).  The Global Settlement involves the following key elements:

•	The Subsidiary will make a cash payment of at least $120 million which will be applied to reduce Kodak Limited’s pension liabilities to the KPP (the “KL Payments”);
•	The extinguishment of the Subsidiary’s remaining obligations to the KPP in connection with a “regulated apportionment arrangement” (the “RAA”) under English law;
•
The acquisition by the KPP of certain assets, and the assumption by the KPP of certain liabilities, of Kodak’s Personalized Imaging and Document Imaging businesses with at least $445 million settled in cash (the “KPP Purchase”) of which no more than $325 million will come from KPP assets, net of the KL Payments, and up to $35 million of which is subject to repayment to KPP if the businesses do not achieve certain adjusted EBITDA targets through December 31, 2018;

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

•	A release by Kodak, the Trustee, Kodak Limited and other applicable entities with respect to all other liabilities relating to the KPP.

Each of these primary elements of the Global Settlement will be simultaneously effective upon consummation of the KPP Purchase.  Conditions to the KPP Purchase include, among others: (i) Bankruptcy Court approval (obtained on June 20, 2013), (ii) the absence of a “Material Adverse Effect” as defined in the documentation for the KPP Purchase (unless waived by the Trustee), (iii) substantial consummation of Kodak’s plan of reorganization or the provision by Eastman Kodak Company of adequate assurances of performance under the Agreement in a form reasonably acceptable to the Trustee (unless waived by the  Trustee), (iv) customary conditions precedent for negotiated purchases of going concern businesses by arm’s-length parties and (v) the approval of the RAA by the Regulator.  On May 28, 2013, the Regulator issued its approval of the RAA and the Pension Protection Fund issued its final notice of no objection to the RAA.

The consummation of the Global Settlement is contingent upon the substantial consummation of the Debtors’ POR, or the provision by Kodak of adequate assurances of performance under the Agreement in a form reasonably acceptable to the Trustee.

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

Junior Debtor-in-Possession Credit Facility

On March 22, 2013, the Company entered into a Debtor-in-Possession Loan Agreement (the “Junior DIP Credit Agreement”) with an aggregate principal amount of $848 million of term loans.  The term loans consist of first lien term loans in the aggregate principal amount of $473 million (the “New Money Loans”) and junior lien term loans in the aggregate principal amount of $375 million consisting of a dollar-for-dollar “roll-up” (such loans, the “Rolled-Up Loans”)  for a portion of the amounts then outstanding under the Company’s 2019 Senior Secured Notes issued March 15, 2011 and 2018 Senior Secured Notes issued March 5, 2010 (the “Second Lien Notes”).  The Bankruptcy Filing created an event of default under the Second Lien Notes.  Upon entering into the Junior DIP Credit Agreement, the Company repaid, in full, the term loan outstanding under the Amended and Restated Senior DIP Credit Agreement.

The Junior DIP Credit Agreement also contains provisions allowing for a conversion of up to $654 million of the Junior DIP Credit Agreement loans upon emergence from chapter 11 into permanent exit financing with a five year term, provided that Kodak meets certain conditions and milestones, including Bankruptcy Court approval of a plan of reorganization by September 15, 2013 with an effective date of no later than September 30, 2013; repayment of at least $200 million of principal amount of New Money Loans; the resolution of all obligations owing in respect of the Kodak Pension Plan of the United Kingdom on terms reasonably satisfactory to the “Required Lead Lenders” (as defined in the Junior DIP Credit Agreement); there shall have been an additional prepayment of loans in an amount equal to 75% of U.S. Liquidity (as defined in the Junior DIP Credit Agreement) above $200 million; and receiving at least $600 million in cash proceeds through the disposition of certain specified assets that are not part of the commercial imaging business, including any combination of the Document Imaging and Personalized Imaging businesses and trademarks and related rights provided that consent of the Required Lead Lenders would be necessary to exclude the assets of the Document Imaging and Personalized Imaging businesses from the disposition.

Refer to Note 9, “Short-Term Borrowings and Long-Term Debt”.

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

As of July 25, 2013 the Debtors have received approximately 6,200 proofs of claim, a portion of which assert, in part or in whole, un-liquidated claims.  In the aggregate, total liquidated proofs of claim of approximately $22.5 billion have been filed against the Debtors.  New and amended claims may be filed in the future, including claims amended to assign values to claims originally filed with no designated value.  The Debtors are continuing to reconcile such claims to the amounts listed by the Debtors in their schedule of assets and liabilities (as amended).  Differences in liability amounts estimated by the Debtors and claims filed by creditors will be investigated and resolved, including through the filing of objections with the Bankruptcy Court, where appropriate.  Approximately 1,700 claims totaling approximately $1.2 billion have been expunged or withdrawn and the Debtors have filed additional claim objections with the Bankruptcy Court for approximately 100 claims totaling approximately $90 million in additional reductions.  The Debtors may continue to ask the Bankruptcy Court to disallow claims that the Debtors believe are duplicative, have been later amended or superseded, are without merit, are overstated or should be disallowed for other reasons.  In addition, as a result of this process, the Debtors may identify additional liabilities that will need to be recorded or reclassified to Liabilities subject to compromise.  In light of the substantial number of claims filed, the claims resolution process may continue to take considerable time to complete. The resolution of such claims could result in material adjustments to Kodak’s financial statements. The determination of how liabilities will ultimately be treated cannot be made until the Bankruptcy Court approves a plan of reorganization.  Accordingly, the ultimate amount or treatment of such liabilities is not determinable at this time.

Distribution of property pursuant to the POR would be made on an initial distribution date for each claim that is allowed on or prior to emergence from chapter 11.  If the class of holders of Second Lien Notes votes to accept the POR, and the POR is confirmed, such holders would receive distributions on the emergence date.  Reorganized Kodak would, in consultation with the Kodak GUC Trustee identify periodic dates for subsequent distributions.  Distributions for claims that are allowed after emergence from chapter 11 would be made on the first subsequent distribution date after such claims are allowed.  Excess property, initially reserved for disputed claims, would be distributed to holders of allowed general unsecured claims on a pro rata basis.

FINANCIAL REPORTING IN REORGANIZATION

Expenses, gains and losses directly associated with reorganization proceedings are reported as Reorganization items, net in the accompanying Consolidated Statement of Operations.  In addition, Liabilities subject to compromise in the chapter 11 proceedings are distinguished from liabilities of Non-Filing Entities, fully-secured liabilities not expected to be compromised and from post-petition liabilities in the accompanying Consolidated Statement of Financial Position as of June 30, 2013 and December 31, 2012.  Where there is uncertainty about whether a secured claim will be paid or impaired under the chapter 11 proceedings, Kodak has classified the entire amount of the claim as a liability subject to compromise.  The amount of liabilities subject to compromise represents Kodak’s estimate, where an estimate is determinable, of known or potential pre-petition claims to be addressed in connection with the bankruptcy proceedings.  Such liabilities are reported at Kodak’s current estimate, where an estimate is determinable, of the allowed claim amounts, even though the claims may be settled for lesser amounts.  These claims remain subject to future adjustments, which may result from: negotiations; actions of the Bankruptcy Court; disputed claims; rejection of contracts and unexpired leases; the determination as to the value of any collateral securing claims; proofs of claims; or other events.

Effective as of January 19, 2012, Kodak ceased recording interest expense on outstanding pre-petition debt classified as Liabilities subject to compromise.  Contractual interest expense represents amounts due under the contractual terms of outstanding debt, including debt subject to compromise.  Contractual interest expense related to Liabilities subject to compromise of approximately $24 million and $22 million for the periods from January 1, 2013 through June 30, 2013 and January 19, 2012 through June 30, 2012, respectively, has not been recorded, as it is not expected to be an allowed claim under the chapter 11 case.

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

EASTMAN BUSINESS PARK SETTLEMENT AGREEMENT

On June 17, 2013 the Company, the New York State Department of Environmental Conservation and the New York State Urban Development Corporation, d/b/a Empire State Development entered into an agreement which, in part, establishes a $49 million environmental trust for Eastman Business Park (the “EBP Settlement Agreement”).  The agreement was subsequently amended on August 6, 2013 (the "Amended and Restated EBP Settlement Agreement").

The Amended and Restated EBP Settlement Agreement includes a settlement of Kodak’s historical environmental liabilities at Eastman Business Park (“EBP”) through the establishment of an environmental remediation trust (the “EBP Trust”).  If the Amended and Restated EBP Settlement Agreement is approved by the Bankruptcy Court, and upon the satisfaction or waiver of certain conditions, (i) the EBP Trust will be responsible for investigation and remediation at EBP arising from Kodak’s historical environmental liabilities in existence prior to the effective date of the EBP Settlement, (ii) Kodak will fund the EBP Trust with a $49 million payment and transfer to the EBP Trust Kodak’s interests in personal property, equipment and fixtures used for performing any environmental response actions at EBP, and (iii) in the event the historical liabilities exceed $99 million, Kodak will become liable for 50% of the portion above $99 million.

The transaction is subject to the approval of the Bankruptcy Court, and resolution of issues raised by the United States Department of Justice on behalf of the U.S. Environmental Protection Agency, as well as satisfaction of the other conditions precedent to effectiveness set forth in the Amended and Restated EBP Settlement Agreement.

RETIREES’ SETTLEMENT

The Debtors’ estimated allowed claims for pre-petition obligations for the Kodak Excess Retirement Income Plan (the “KERIP”), the Kodak Unfunded Retirement Income Plan (the “KURIP”), the Kodak Company Global Pension Plan for International Employees, and individual letter agreements with certain current and former employees that provided for supplemental non-qualified pension benefits are reported as Liabilities subject to compromise in the accompanying Consolidated Statement of Financial Position.

On April 30, 2013, EKRA Ltd. and certain holders of KERIP/KURIP Claims (together with the Debtors, the “Settlement Parties”) filed a motion (the “Motion”) requesting that the Bankruptcy Court appoint a committee pursuant to section 1102(a)(2) of the Bankruptcy Code, to represent the interests of the holders of the KERIP/KURIP Claims, and asserting that they and certain other holders of the KERIP/KURIP claims disagree with the underlying discount rates and mortality tables used by the Debtors to calculate the KERIP/KURIP Claims.  Subsequent to the filing of the Motion, the Settlement Parties entered into a stipulation (the “Stipulation”) approved by an order of the Bankruptcy Court, which became effective on July 18, 2013, for a total allowed claim of $244 million.  During the three months ended June 30, 2013 a provision for expected allowed claims of approximately $27 million was reflected in Reorganization Items, net in the accompanying Consolidated Statement of Operations related to what was ultimately agreed to in the Stipulation.

NOTE 3: LIABILITIES SUBJECT TO COMPROMISE

The following table reflects pre-petition liabilities that are subject to compromise:

	As of	As of
(in millions)	June 30,	December 31,
	2013	2012

Accounts payable	$272	$275
Debt	683	683
Pension and other postemployment obligations	189	568
Settlements	1,049	946
Environmental	103	44
Other liabilities subject to compromise	175	192
Liabilities subject to compromise	$2,471	$2,708

The Bankruptcy Filing constituted an event of default with respect to certain of the Company’s debt instruments.  Refer to Note 9, “Short-Term Borrowings and Long-Term Debt” for additional information.  Settlements relate to allowed claims under agreements reached with various creditors, including
$650 million related to the settlement agreement reached with the Retiree Committee and $244 million related to the non-qualified pension benefit Stipulation agreement.  Refer to Note 14, “Retirement Plans and Other Postretirement Benefits” for additional information regarding the decrease in Pension and other postemployment obligations which is primarily related to the second quarter of 2013 remeasurement of the U.S. noncontributory defined benefit plan, the Kodak Retirement Income Plan.  Other liabilities subject to compromise include accrued liabilities for customer programs, deferred compensation, taxes, and contract and lease rejections.

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

NOTE 4:  REORGANIZATION ITEMS, NET

A summary of reorganization items, net for the three and six months ended June 30, 2013 and 2012 is presented in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2013	2012	2013	2012

Professional fees	$41	$45	$99	$88
DIP credit agreement financing costs	-	-	-	45
Provision for expected allowed claims	38	115	100	115
Other	(7)	-	(7)	-
Reorganization items, net	$72	$160	$192	$248

For the three months ended June 30, 2013 and 2012, Kodak made net payments of approximately $58 million and $38 million, respectively for reorganization items.  For the six months ended June 30, 2013 and 2012, Kodak made net payments of approximately $101 million and $83 million, respectively for reorganization items.

NOTE 5:  RECEIVABLES, NET
	As of
	June 30,	December 31,
(in millions)	2013	2012

Trade receivables	$458	$532
Miscellaneous receivables	89	101
Total (net of allowances of $25 and $35 as of June 30, 2013 and December 31, 2012, respectively)	$547	$633

Approximately $59 million and $99 million of the total trade receivable amounts as of June 30, 2013 and December 31, 2012, respectively, will potentially be settled through customer deductions in lieu of cash payments.  Such deductions represent rebates owed to customers and are included in Other current liabilities and Liabilities subject to compromise in the accompanying Consolidated Statement of Financial Position.

NOTE 6:  INVENTORIES, NET
	As of
(in millions)	June 30,	December 31,
	2013	2012

Finished goods	$231	$236
Work in process	109	87
Raw materials	87	97
Total	$427	$420

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

The carrying value of goodwill by reportable segments is as follows:

(in millions)	Graphics,
	Entertainment and	Digital Printing
	Commercial Films	and Enterprise	Consolidated
	Segment	Segment	Total

Balance as of December 31, 2012:	$115	$17	$132
Impairment	(77)	-	(77)
Currency translation adjustments	1	-	1
Balance as of June 30, 2013:	$39	$17	$56

 NOTE 8:  OTHER CURRENT LIABILITIES
	As of	As of
	June 30,	December 31,
(in millions)	2013	2012

Accrued employment-related liabilities	$202	$283
Accrued customer rebates	55	82
Deferred revenue	60	63
Accrued interest	7	107
Accrued restructuring liabilities	48	83
Other	160	218
Total	$532	$836

The Other component above consists of other miscellaneous current liabilities that individually were less than 5% of the total current liabilities component within the Consolidated Statement of Financial Position, and therefore, have been aggregated.

NOTE 9:  SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Debt and related maturities and interest rates were as follows at June 30, 2013 and December 31, 2012:
				As of
(in millions)				June 30, 2013	December 31, 2012

			Weighted-Average
			Effective
			Interest	Carrying	Carrying
Country	Type	Maturity	Rate	Value	Value

Current portion:
U.S.	Junior DIP Credit Agreement New Money Term Loans	2013	21.26%	$458	$-
U.S.	Junior DIP Credit Agreement Junior Term Loans	2013	12.68%	372	-
U.S.	Original Senior DIP Credit Agreement	2013	8.63%	-	659
Germany	Term note	2013	6.16%	40	38
Brazil	Term note	2013	19.80%	1	2
				871	699
Non-current portion:
U.S.	Secured term note	2018	10.11%	248	493
U.S	Secured term note	2019	10.87%	122	247
				370	740
Liabilities subject to compromise:
U.S.	Term note	2013	6.16%	20	20
U.S.	Term note	2013	7.25%	250	250
U.S.	Convertible	2017	12.75%	400	400
U.S.	Term note	2018	9.95%	3	3
U.S.	Term note	2021	9.20%	10	10
				683	683
				$1,924	$2,122

Annual maturities of debt outstanding at June 30, 2013, excluding debt classified as liabilities subject to compromise, were as follows:
	Carrying	Maturity
(in millions)	Value	Value

2013	$871	$885
2014	-	-
2015	-	-
2016	-	-
2017
2018 and thereafter	370	375
Total	$1,241	$1,260

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

The Company must prepay the Amended and Restated Senior DIP Credit Agreement and cash-collateralize outstanding letters of credit with all net cash proceeds from sales of or casualty events relating to certain types of collateral consisting of accounts or inventory (as defined in the Amended and Restated Senior DIP Credit Agreement).  The Company has issued approximately $128 million of letters of credit under the revolving credit facility as of June 30, 2013.  Under the Amended and Restated Senior DIP Credit Agreement borrowing base calculation, the Company had approximately $21 million available under the revolving credit facility as of June 30, 2013.  Availability is subject to borrowing base availability, reserves and other limitations.

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

Certain Terms of Senior Debtor-in-Possession Credit Facility and Junior Debtor-in-Possession Credit Facility

The Amended and Restated Senior DIP Credit Agreement and the Junior DIP Credit Agreement limit, among other things, the Company’s and the Subsidiary Guarantors’ ability to (i) incur indebtedness, (ii) incur or create liens, (iii) dispose of assets, (iv) prepay subordinated indebtedness and make other restricted payments, (v) enter into sale and leaseback transactions and (vi) modify the terms of any organizational documents and certain material contracts of the Company and the Subsidiary Guarantors.  In addition to standard obligations, these agreements provide for specific milestones that the Company must achieve by specific target dates, including: (a) delivering a comprehensive draft of a plan of reorganization and related disclosure statement to the advisors to the Required Lead Lenders by no later than April 8, 2013; (b) filing a plan of reorganization and the disclosure statement with the Bankruptcy Court by no later than April 30, 2013; (c) entry of an order by the Bankruptcy Court, in form and substance reasonably satisfactory to the Required Lead Lenders, approving the disclosure statement, by no later than June 30, 2013; and (d) entry of an order by the Bankruptcy Court, in form and substance reasonably satisfactory to the Required Lead Lenders, approving a plan of reorganization by no later than September 15, 2013.  The first three of these milestones have been met.  Under these agreements, the Company is required to maintain minimum U.S. Liquidity of $100 million and minimum Consolidated Adjusted EBITDA and Commercial Imaging Adjusted EBITDA (as defined in the agreements) at specified levels ranging from approximately $35 million to approximately $171 million and approximately $58 million to approximately $202 million, respectively.  Kodak was in compliance with all covenants under the Amended and Restated Senior DIP Credit Agreement and the Junior DIP Credit Agreement as of June 30, 2013.

EMERGENCE CREDIT FACILITIES

On June 26, 2013, the Bankruptcy Court approved Kodak’s entry into commitment and engagement documents in connection with a new exit financing package (the “Emergence Credit Facility”).  The Emergence Credit Facility provides for senior secured term loans of $695 million consisting of $420 million of first lien term loans and $275 million of second lien term loans (the “Term Loans”).  In addition, the Emergence Credit Facility provides for a senior secured asset-based revolving credit facility (the “ABL Credit Facility”) of $200 million, subject to the satisfaction of certain conditions.  The ABL Credit Facility would have a maturity of the earlier of five years or 90 days prior to maturity of the Term Loans or other material indebtedness.  The first-lien term loans would have a maturity of six years from the closing date and the second-lien term loans would have a maturity of seven years from the closing date.

The syndication and allocation of the Term Loans was completed on August 1, 2013 and, subject to certain conditions precedent as defined in each credit agreement, will close and become effective on the Company’s emergence from chapter 11 bankruptcy.  The first lien term loans will bear interest at a rate of LIBOR plus 6.25%, with a 1.00% LIBOR floor , were issued at 98% Original Issue Discount (“OID”) and provide call premiums of 102 and 101 in years one and two, respectively. The second lien term loans will bear interest at a rate of LIBOR plus 9.50%, with a LIBOR floor of 1.25%, were issued at 97.5% OID and provide call protection of no call in year one, and call premiums of 103 and 101 in years two and  three, respectively. As defined in the respective credit agreements, there are customary mandatory prepayment requirements; financial, negative and affirmative covenants, events of default and conditions precedent to the effectiveness of the Term Loans.  These include a minimum U.S. liquidity requirement of $75 million through December 31, 2014 and thereafter Kodak would be required to meet secured net leverage ratios that step down over time.

If the Company does not close on the Term Loans by September 15, 2013 it will be required to pay a ticking fee equal to 50% of the applicable margin over LIBOR, (which is 50% of the 6.25% for the first lien term loans and 9.50% for the second lien term loans as noted above), for each term loan. This ticking fee increases to the full applicable margin over LIBOR starting day 91 through day150 from the allocation date and to the full interest rate (including the LIBOR component and the applicable margin) thereafter.

The syndication and allocation of the $200 million ABL Credit Facility was completed on August 6, 2013 and will close and become effective on the Company’s emergence from chapter 11 bankruptcy, subject to certain conditions precedent as defined in the ABL Credit Facility agreement. The ABL Credit Facility contains a sub-facility of up to $150 million to support the Company’s issuance of letters of credit. The initial interest rate is LIBOR plus 3.00% and may vary between LIBOR plus 2.75% and 3.25% depending on the usage under the facility. The annual undrawn fee is 0.50%. The ABL Credit Facility borrowing base is comprised of 85% of eligible receivables; plus the lesser of 75% of the cost of eligible inventory and 85% of the appraised Net Orderly Liquidation Value (“NOLV”) of eligible inventory; plus the lesser of $25 million and 75% of the appraised NOLV of eligible equipment, which amount will amortize down over the life of the facility. The ABL Credit Facility is subject to a $20 million availability blocker and various other customary reserves. The ABL Credit Facility contains a springing Fixed Charge Coverage Ratio of 1.0 times and cash dominion requirement if excess availability, as defined in the facility agreement, is less than 15%. The ABL Credit Facility contains customary negative and affirmative covenants, mandatory prepayments, events of default and conditions precedent.

As noted above the Company expects to close on these Emergence Credit Facility Term Loans upon emergence from chapter 11 and therefore would not need to convert the Junior DIP Credit Agreement notes into the exit facility notes provided for under the Junior DIP Credit Agreement.

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

The 2019 Senior Secured Notes are fully and unconditionally guaranteed (“Guarantees”) on a senior secured basis by each of the Company’s existing and future direct or indirect 100% owned domestic subsidiaries, subject to certain exceptions.  The 2019 Senior Secured Notes and Guarantees are secured by second-priority liens, subject to permitted liens, on substantially all of the Company’s domestic assets and substantially all of the domestic assets of the Subsidiary Guarantors pursuant to a supplement, dated March 15, 2011, to the security agreement, dated March 5, 2010, entered into with Bank of New York Mellon as second lien collateral agent.  The carrying value of the assets pledged as collateral as of June 30, 2013 was approximately $730 million.

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

The 2018 Senior Secured Notes are fully and unconditionally guaranteed (the “Guarantees”) on a senior secured basis by each of the Company’s existing and future direct or indirect 100% owned domestic subsidiaries, subject to certain exceptions.  The 2018 Senior Secured Notes and Guarantees are secured by second-priority liens, subject to permitted liens, on substantially all of the Company’s domestic assets and substantially all of the domestic assets of the Subsidiary Guarantors pursuant to a security agreement entered into with Bank of New York Mellon as second lien collateral agent on March 5, 2010.  The carrying value of the assets pledged as collateral as of June 30, 2013 was approximately $730 million.

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

In connection with the Junior DIP Credit Agreement, holders of the Company’s Second Lien Notes are entitled to receive accrued non-default interest on the Second Lien Notes.  Second Lien Notes outstanding after the Bankruptcy Court approval of the Junior DIP Credit Agreement are entitled to receive as additional adequate protection (i) replacement liens on Junior DIP collateral that are junior to the liens securing the Amended and Restated Senior DIP Credit Agreement and the Junior DIP Credit Agreement, (ii) guarantees from all entities that guarantee the Amended and Restated Senior DIP Credit Agreement and the Junior DIP Credit Agreement that are subordinate to the Guarantee in respect of the Amended and Restated Senior DIP Credit Agreement and the Junior DIP Credit Agreement, and (iii) administrative claims as provided for in section 507(b) of the Bankruptcy Code, junior to the super-priority administrative expense claims that would be granted to the Lenders under the Junior DIP Credit Agreement and Amended and Restated Senior DIP Credit Agreement (in each case of clauses (i), (ii) and (iii), to the extent of any diminution of the value of the applicable pre-petition collateral from and after January 19, 2012).  The Second Lien Notes are considered fully-secured and have not been reported as Liabilities subject to compromise.

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

NOTE 10:  INCOME TAXES

Kodak’s income tax provision (benefit) and effective tax rate were as follows:

(dollar amounts in millions)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
(Loss) earnings from continuing operations before income taxes	$(157)	$(306)	$174	$(712)
Effective tax rate	(32.5)%	2.9%	33.3%	16.4%
Provision (benefit) for income taxes	$51	$(9)	$58	$(117)
(Benefit) provision for income taxes @ 35%	(55)	(107)	61	(249)
Difference between tax at effective vs. statutory rate	$106	$98	$(3)	$132

For the three months ended June 30, 2013, the difference between the Company’s recorded benefit and the benefit that would result from applying the U.S. statutory rate of 35.0% is primarily attributable to: (1) losses generated within the U.S. and certain jurisdictions outside the U.S. for which no benefit was recognized due to management’s conclusion that it was more likely than not that the tax benefits would not be realized, (2) a provision associated with withholding taxes on foreign dividends paid, (3) a benefit associated with foreign withholding taxes on undistributed earnings, and (4) a provision associated with the establishment of a deferred tax asset valuation allowance outside the U.S.

During the three months ended June 30, 2013, the Company determined that it is more likely than not that a portion of the deferred tax assets outside the U.S. would not be realized and accordingly, recorded a tax provision of $45 million associated with the establishment of a valuation allowance on those deferred tax assets.

For the six months ended June 30, 2013, the difference between the Company’s recorded benefit and the benefit that would result from applying the U.S. statutory rate of 35.0% is primarily attributable to: (1) losses generated within certain jurisdictions outside the U.S. for which no benefit was recognized due to management’s conclusion that it was more likely than not that the tax benefits would not be realized, (2) a provision associated with withholding taxes on the sale of intellectual property, (3) a benefit associated with the tax impact of the goodwill impairment recognized during the quarter (4) a provision associated with withholding taxes on foreign dividends paid, (5) a benefit associated with foreign withholding taxes on undistributed earnings, (6) a provision associated with the establishment of a deferred tax asset valuation allowance outside the U.S., and (7) changes in audit reserves.

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

In March 2011, Kodak filed a Request for Competent Authority Assistance with the United States Internal Revenue Service (“IRS”).  The request related to a potential double taxation issue with respect to certain patent licensing royalty payments received by Kodak in 2012 and 2011.  In the six months ended June 30, 2012, Kodak received notification that the IRS had reached agreement with the Korean National Tax Service (“NTS”) with regards to Kodak’s March 2011 request.  As a result of the agreement reached by the IRS and NTS, Kodak was due a partial refund of Korean withholding taxes in the amount of $123 million.  Kodak had previously agreed with the licensees that made the royalty payments that any refunds of the related Korean withholding taxes would be shared equally between Kodak and the licensees.  The licensees’ share ($61 million) of the Korean withholding tax refund has therefore been reported as a licensing revenue reduction in Licensing & royalties in the Consolidated Statement of Operations.

For the six months ended June 30, 2012, the difference between the Company’s recorded benefit and the benefit that would result from applying the U.S. statutory rate of 35.0% is primarily attributable to: (1) losses generated within the U.S. and certain jurisdictions outside the U.S. for which no benefit was recognized due to management’s conclusion that it was more likely than not that the tax benefits would not be realized, (2) a benefit as a result of the Company reaching a settlement of the competent authority claim noted above, (3) tax accounting impacts related to items reported in Accumulated other comprehensive loss in the Consolidated Statement of Financial Position, and (4) a provision associated with the establishment of a deferred tax asset valuation allowance outside the U.S., (5) a provision associated with foreign withholding taxes on undistributed earnings and (6) changes in audit reserves.

During the six months ended June 30, 2012, the Company determined that it is more likely than not that a portion of the deferred tax assets outside the U.S. would not be realized and accordingly, recorded a tax provision of $16 million associated with the establishment of a valuation allowance on those deferred tax assets.

NOTE 11:  COMMITMENTS AND CONTINGENCIES

Environmental

Kodak’s undiscounted accrued liabilities for future environmental investigation, remediation, and monitoring costs are composed of the following items:
	As of
(in millions)	June 30,	December 31,
	2013	2012

Eastman Business Park site, Rochester, NY	$49	$49
Other current operating sites	16	9
Sites associated with former operations	20	17
Sites associated with the non-imaging health businesses sold in 1994	40	41
Total	$125	$116

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

On June 17, 2013 the Company, the New York State Department of Environmental Conservation and the New York State Urban Development Corporation, d/b/a Empire State Development entered into an agreement, which, in part establishes a $49 million environmental trust for Eastman Business Park (the “EBP Settlement Agreement”).  The agreement was subsequently amended on August 6, 2013 (the "Amended and Restated EBP Settlement Agreement").

The Amended and Restated EBP Settlement Agreement includes a settlement of Kodak’s historical environmental liabilities at Eastman Business Park ("EBP") through the establishment of an environmental remediation trust (the “EBP Trust”).  If the EBP Amended and Restated Settlement Agreement is approved by the Bankruptcy Court, and upon the satisfaction or waiver of certain conditions, (i) the EBP Trust will be responsible for investigation and remediation at EBP arising from Kodak’s historical environmental liabilities in existence prior to the effective date of the EBP Settlement, (ii) Kodak will fund the EBP Trust with a $49 million payment and transfer to the EBP Trust Kodak’s interests in personal property, equipment and fixtures used for performing any environmental response actions at EBP, and (iii) in the event the historical liabilities exceed $99 million, Kodak will become liable for 50% of the portion above $99 million.  As of June 30, 2013, approximately $23 million was already held in a separate trust to support those environmental liabilities related to EBP.  The transaction is subject to the approval of the Bankruptcy Court, and resolution of issues raised by the United States Department of Justice on behalf of the U.S. Environmental Protection Agency as well as satisfaction of the other conditions precedent to effectiveness set forth in the EBP Settlement Agreement.

Kodak is presently designated as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (the Superfund Law), or under similar state laws, for environmental assessment and cleanup costs as the result of Kodak’s alleged arrangements for disposal of hazardous substances at eight Superfund sites.  In connection with the Bankruptcy Filing, the Debtors have provided withdrawal notifications or entered into settlement negotiations with involved regulatory agencies.

In addition, the Company provided an indemnity as part of the 1994 sale of Sterling Corporation (now “STWB”) which covered a number of environmental sites including the Lower Passaic River Study Area (“LPRSA”) portion of the Diamond Alkali Superfund Site. STWB, now owned by Bayer Corporation, is Potentially Responsible Party (“PRP”) at the site based on alleged releases from facilities formerly owned by subsidiaries of Sterling, a former Hilton Davis site in Newark and a Lehn & Fink facility in Bloomfield, New Jersey.  On February 10, 2004, the Company (through its subsidiary NPEC) joined the Cooperating Parties Group (“CPG”) and entered into a 122(h) Agreement under CERCLA on June 22, 2004, and a Consent Order with the EPA on May 8, 2007.   On February 29, 2012, the Company notified the EPA, STWB, Bayer, and the CPG that under the bankruptcy proceeding, it has elected to discontinue funding and participation in the remedial investigation being implemented by the CPG pursuant to the EPA Order.  STWB and its parent, Bayer, have filed proofs of claim against the Debtors in the chapter 11 cases.

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

Other Commitments and Contingencies

As of June 30, 2013, the Company had outstanding letters of credit of $128 million issued under the Amended and Restated Senior DIP Credit Agreement, as well as bank guarantees and letters of credit of $11 million, surety bonds in the amount of $25 million, and cash and investments in trust of $33 million, primarily to ensure the payment of possible casualty and workers’ compensation claims, environmental liabilities at EBP as noted above, legal contingencies, rental payments, and to support various customs, tax and trade activities.  The restricted cash and investment in trust amounts are recorded within Other long-term assets in the Consolidated Statement of Financial Position.

Kodak’s Brazilian operations are involved in governmental assessments of indirect and other taxes in various stages of litigation, primarily related to federal and state value-added taxes.  Kodak is disputing these matters and intends to vigorously defend its position.  Based on the opinion of legal counsel and current reserves already recorded for those matters deemed probable of loss, management does not believe that the ultimate resolution of these matters will materially impact Kodak’s results of operations or financial position.  Kodak routinely assesses all these matters as to the probability of ultimately incurring a liability in its Brazilian operations and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable.  As of June 30, 2013, the unreserved portion of these contingencies, inclusive of any related interest and penalties, for which there was at least a reasonable possibility that a loss may be incurred, amounted to approximately $62 million.

Kodak is involved in various lawsuits, claims, investigations and proceedings, including commercial, customs, employment, environmental, and health and safety matters, which are being handled and defended in the ordinary course of business.  Kodak is also subject to various assertions, claims, proceedings and requests for indemnification concerning intellectual property, including patent infringement suits involving technologies that are incorporated in a broad spectrum of Kodak’s products.  These matters are in various stages of investigation and litigation, and are being vigorously defended.  Much of the pending litigation against the Debtors has been stayed as a result of the Bankruptcy Filing and will be subject to resolution in accordance with the Bankruptcy Code and the orders of the Bankruptcy Court.  Although Kodak does not expect that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial condition or results of operations, litigation is inherently unpredictable.  Therefore, judgments could be rendered or settlements entered, that could adversely affect Kodak’s operating results or cash flows in a particular period.  Kodak routinely assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable.

NOTE 12:  GUARANTEES

Kodak guarantees debt and other obligations of certain customers.  The debt and other obligations are primarily due to banks and leasing companies in connection with financing of customers’ purchases of equipment and product from Kodak.  At June 30, 2013, the maximum potential amount of future payments (undiscounted) that Kodak could be required to make under these customer-related guarantees was $34 million.  At June 30, 2013, the carrying amount of any liability related to these customer guarantees was not material.

The customer financing agreements and related guarantees, which mature on varying dates through 2018, typically have a term of 90 days for product and short-term equipment financing arrangements, and up to five years for long-term equipment financing arrangements.  These guarantees would require payment from Kodak only in the event of default on payment by the respective debtor.  In some cases, particularly for guarantees related to equipment financing, Kodak has collateral or recourse provisions to recover and sell the equipment to reduce any losses that might be incurred in connection with the guarantees.  However, any proceeds received from the liquidation of these assets would not cover the maximum potential loss under these guarantees.

EKC also guarantees potential indebtedness to banks and other third parties for some of its consolidated subsidiaries.  The maximum amount guaranteed is $96 million, and the outstanding amount for those guarantees is $80 million with $40 million recorded within the Short-term borrowings and current portion of long-term debt, and Long-term debt, net of current portion in the accompanying Consolidated Statement of Financial Position.  The remaining $40 million of outstanding guarantees represent parent guarantees providing assurance to third parties that the Company’s subsidiaries will fulfill their future performance or financial obligations under various contracts, which do not necessarily have corresponding liabilities reported in Kodak’s financial statements.  These guarantees expire in 2013 through 2019.

Pursuant to the terms of the Company's Amended and Restated Senior DIP Credit Agreement and Junior DIP Credit Agreement, obligations of the Borrowers to the Lenders, as well as secured agreements under the Amended and Restated Senior DIP Credit Agreement, are guaranteed by the Company and the Company’s U.S. subsidiaries and included in the above amounts.  Secured agreements under the Amended and Restated Senior DIP Credit Agreement for the Debtors totaled $20 million as of June 30, 2013.

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

The change in Kodak's accrued warranty obligations balance, which is reflected in Other current liabilities in the accompanying Consolidated Statement of Financial Position, was as follows:

(in millions)

Accrued warranty obligations as of December 31, 2012	$29
Actual warranty experience during 2013	(19)
2013 warranty provisions	10
Accrued warranty obligations as of June 30, 2013	$20

Kodak also offers its customers extended warranty arrangements that are generally one year, but may range from three months to three years after the original warranty period.  Kodak provides repair services and routine maintenance under these arrangements.  Kodak has not separated the extended warranty revenues and costs from the routine maintenance service revenues and costs, as it is not practicable to do so.  Therefore, these revenues and costs have been aggregated in the discussion that follows.  Costs incurred under these arrangements for the six months ended June 30, 2013 amounted to $79 million.  The change in Kodak's deferred revenue balance in relation to these extended warranty and maintenance arrangements from December 31, 2012 to June 30, 2013, which is reflected in Other current liabilities in the accompanying Consolidated Statement of Financial Position, was as follows:

(in millions)

Deferred revenue on extended warranties as of December 31, 2012	$38
New extended warranty and maintenance arrangements in 2013	89
Recognition of extended warranty and maintenance arrangement revenue in 2013	(89)
Deferred revenue on extended warranties as of June 30, 2013	$38

NOTE 13:  RESTRUCTURING LIABILITIES

Charges for restructuring activities are recorded in the period in which Kodak commits to a formalized restructuring plan, or executes the specific actions contemplated by the plan, and all criteria for liability recognition under the applicable accounting guidance have been met.  Restructuring actions taken in the first six months of 2013 were initiated to reduce Kodak’s cost structure as part of its commitment to drive sustainable profitability.  Year to date actions included traditional product manufacturing capacity reductions in the U.S. and the U.K., the continued wind down of the consumer inkjet printer business, a workforce reduction in France, and various targeted reductions in service, sales, and other administrative functions.

Restructuring Reserve Activity

The activity in the accrued balances and the non-cash charges and credits incurred in relation to restructuring activities for the three and six months ended June 30, 2013 were as follows:

			Long-lived Asset
		Exit	Impairments and
	Severance	Costs	Inventory	Accelerated
(in millions)	Reserve	Reserve	Write-downs	Depreciation	Total

Balance as of December 31, 2012	$38	$45	$-	$-	83

Q1 2013 charges - continuing operations	9	1	2	1	13
Q1 2013 charges - discontinued operations	1	-	-	-	1
Q1 2013 utilization/cash payments	(20)	(18)	(2)	(1)	(41)
Q1 2013 other adjustments & reclasses (1)	-	(6)	-	-	(6)
Balance as of March 31, 2013	$28	$22	$-	$-	$50

Q2 2013 charges - continuing operations	$28	$1	$1	$3	$33
Q2 2013 charges - discontinued operations	1	-	-	-	1
Q2 2013 utilization/cash payments	(18)	(9)	(1)	(3)	(31)
Q2 2013 other adjustments & reclasses (2)	(5)	-	-	-	(5)
Balance as of June 30, 2013	$34	$14	$-	$-	$48

(1)	The $(6) million includes $(5) million for amounts reclassified as Liabilities subject to compromise, and $(1) million of foreign currency translation adjustments.
(2)
The $(5) million represents severance-related charges for pension plan curtailments, which are reflected in Pension and other postretirement liabilities in the Consolidated Statement of Financial Position.

For the three months ended June 30, 2013, the $34 million of charges include $3 million for accelerated depreciation and $1 million for inventory write-downs, which were reported in Cost of sales, and $1 million which was reported as Discontinued operations in the accompanying Consolidated Statement of Operations.  The remaining costs incurred of $29 million were reported as Restructuring costs and other in the accompanying Consolidated Statement of Operations for the three months ended June 30, 2013.  The severance and exit costs reserves require the outlay of cash, while long-lived asset impairments, accelerated depreciation and inventory write-downs represent non-cash items.

The second quarter 2013 severance costs related to the elimination of approximately 325 positions, including approximately 200 manufacturing/service positions, 100 administrative positions, and 25 research and development positions.  The geographic composition of these positions includes approximately 200 in the United States and Canada, and 125 throughout the rest of the world.

The charges of $34 million recorded in the second quarter of 2013 included $16 million applicable to the Graphics, Entertainment and Commercial Films Segment and $17 million that was applicable to manufacturing, research and development, and administrative functions, which are shared across all segments.  The remaining $1 million was applicable to discontinued operations.

For the six months ended June 30, 2013, the $48 million of charges include $4 million for accelerated depreciation and $2 million for inventory write-downs, which were reported in Cost of sales, and $2 million which was reported as Discontinued operations in the accompanying Consolidated Statement of Operations.  The remaining costs incurred of $40 million were reported as Restructuring costs and other in the accompanying Consolidated Statement of Operations for the six months ended June 30, 2013.  The severance and exit costs reserves require the outlay of cash, while long-lived asset impairments, accelerated depreciation and inventory write-downs represent non-cash items.

The severance costs for the six months ended June 30, 2013 related to the elimination of approximately 550 positions, including approximately 350 manufacturing/service positions, 175 administrative positions, and 25 research and development positions.  The geographic composition of these positions includes approximately 300 in the United States and Canada, and 250 throughout the rest of the world.

The charges of $48 million for the six months ended June 30, 2013 included $5 million applicable to the Digital Printing and Enterprise Segment, $21 million applicable to the Graphics, Entertainment and Commercial Films Segment, and $20 million that was applicable to manufacturing, research and development, and administrative functions, which are shared across all segments.  The remaining $2 million was applicable to discontinued operations.

As a result of these initiatives, the majority of the severance will be paid during periods through the end of 2013.  However, in some instances, the employees whose positions were eliminated can elect or are required to receive their payments over an extended period of time.  In addition, certain exit costs, such as long-term lease payments, will be paid over periods throughout 2013 and beyond.

NOTE 14:  RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of the net periodic benefit cost for all major funded and unfunded U.S. and Non-U.S. defined benefit plans for the three and six months ended June 30, 2013 and 2012 are as follows:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in millions)	2013		2012		2013		2012

	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Major defined benefit plans:
Service cost	$8	$3	$12	$2	$16	$5	$24	$6
Interest cost	43	35	50	39	86	71	104	78
Expected return on plan assets	(86)	(40)	(98)	(40)	(173)	(80)	(195)	(84)
Amortization of:
Recognized prior service cost	-	-	-	-	-	1	-	1
Recognized net actuarial loss	50	21	44	16	99	42	87	33
Pension expense before special termination benefits, curtailments, and settlements	15	19	8	17	28	39	20	34
Special termination benefits	-	-	2	-	-	-	56	-
Curtailment loss	1	13	-	-	1	13	-	-
Settlement loss	-	-	-	1	-	-	-	1
Net pension expense	16	32	10	18	29	52	76	35
Other plans including unfunded plans	-	2	-	2	-	8	-	6
Total net pension expense	$16	$34	$10	$20	$29	$60	$76	$41

The Pension expense before special termination benefits, curtailments, and settlements reported above for the three and six months ended June 30, 2013 includes $14 million and $29 million, respectively, which was reported as Discontinued operations.  The Pension expense before special termination benefits, curtailments, and settlements reported above for the three and six months ended June 30, 2012 includes $15 million and $30 million, respectively, which was reported as Discontinued operations.

For the three and six months ended June 30, 2012, the $2 million and $56 million, respectively, of special termination benefits charges were incurred as a result of Kodak’s restructuring actions.  These charges have been included in Restructuring costs and other in the Consolidated Statement of Operations.  For the three and six months ended June 30, 2013, $5 million of curtailment losses were incurred as a result of Kodak’s restructuring actions, and have been included in Restructuring costs and other in the Consolidated Statement of Operations.  The remaining curtailment losses of $9 million were incurred as a result of the planned divestiture of certain assets and liabilities of Kodak’s Personalized Imaging and Document Imaging businesses to the KPP, and have been included in Discontinued operations in the Consolidated Statement of Operations.

Kodak made contributions (funded plans) or paid benefits (unfunded plans) totaling approximately $19 million relating to its major U.S. and non-U.S. defined benefit pension plans for the six months ended June 30, 2013.  The Company forecasts its contribution (funded plans) and benefit payment (unfunded plans) requirements for its major U.S. and non-U.S. defined benefit pension plans for the balance of 2013 to be approximately $18 million, exclusive of any payments to be determined through the Bankruptcy Proceedings for the U.S. non-qualified pension plans, as well as any payments to be made to the KPP as a part of the Global Settlement agreement reached with the Trustee of the KPP.

Postretirement benefit costs for the Company's U.S. and Canada postretirement benefit plans, which represent the Company's major postretirement plans, include:
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2013	2012	2013	2012

Service cost	$-	$-	$-	$-
Interest cost	1	13	2	26
Amortization of:
Prior service credit	(29)	(19)	(57)	(38)
Recognized net actuarial loss	2	7	3	15
Total net postretirement benefit (income) expense	$(26)	$1	$(52)	$3

Kodak paid benefits, net of participant contributions, totaling approximately $2 million relating to its U.S. and Canada postretirement benefit plans for the six months ended June 30, 2013.  Kodak expects to pay benefits, net of participant contributions, of approximately $6 million for these postretirement plans for the remainder of 2013.

The change in net postretirement benefit expense from the six months ended June 30, 2012 to the six months ended June 30, 2013 is primarily the result of modification, in 2012, of benefits provided by the U.S. postretirement benefit plan.

Curtailment events in the second quarter of 2013 resulted in the required remeasurement of certain of the plans’ obligations during the quarter, which decreased the retirement and other postretirement benefit plan obligation by $372 million.

NOTE 15:  OTHER OPERATING (INCOME) EXPENSES, NET

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2013	2012	2013	2012

(Income) expenses:
Gain on sale of digital imaging patent portfolio	$-	-	(535)	-
Goodwill impairment (1)	-	-	77	-
Gain on sale of property in Mexico (2)	-	-	(34)	-
Other	(1)	1	(3)	-
Total	$(1)	$1	$(495)	$-

(1) Refer to Note 7, “Goodwill,” in the Notes to Financial Statements.

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

NOTE 16:  EARNINGS PER SHARE

Basic earnings per share computations are based on the weighted-average number of shares of common stock outstanding during the year.  Weighted-average basic and diluted shares outstanding for the three and six months ended June 30, 2013 were 272.8 million and 272.7 million, respectively.

As a result of the net loss from continuing operations presented for the three months ended June 30, 2013, Kodak calculated diluted earnings per share using weighted-average basic shares outstanding for that period, as utilizing diluted shares would be anti-dilutive to loss per share.

If Kodak had reported earnings from continuing operations for the quarter ended June 30, 2013, no additional shares of Kodak’s common stock from unvested share-based awards would have been included in the computation of diluted earnings per share since they were all anti-dilutive.  Potential shares of Kodak’s common stock related to the assumed conversion of (1) approximately 7.6 million outstanding employee stock options, (2) approximately 40.0 million outstanding detachable warrants to purchase common shares, and (3) approximately $400 million of convertible senior notes due 2017 were excluded from the computation of diluted earnings per share, as these securities were anti-dilutive.

Kodak reported earnings from continuing operations for the six months ended June 30, 2013.  However, no additional shares of Kodak’s common stock from unvested share-based awards would have been included in the computation of diluted earnings per share since they were all anti-dilutive.  Potential shares of Kodak’s common stock related to the assumed conversion of (1) approximately 7.6 million outstanding employee stock options, (2) approximately 40.0 million outstanding detachable warrants to purchase common shares, and (3) approximately $400 million of convertible senior notes due 2017 were excluded from the computation of diluted earnings per share, as these securities were anti-dilutive.

Basic earnings per share computations are based on the weighted-average number of shares of common stock outstanding during the year.  Weighted-average basic and diluted shares outstanding for the three and six months ended June 30, 2012 were 271.9 million and 271.5 million, respectively.

As a result of the net loss from continuing operations presented for the three and six months ended June 30, 2012, Kodak calculated diluted earnings per share using weighted-average basic shares outstanding for that period, as utilizing diluted shares would be anti-dilutive to loss per share.

If Kodak had reported earnings from continuing operations for the three and six months ended June 30, 2012, no additional shares of Kodak’s common stock from unvested share-based awards would have been included in the computation of diluted earnings per share since they were all anti-dilutive.  Potential shares of Kodak’s common stock related to the assumed conversion of (1) approximately 11.5 million outstanding employee stock options, (2) approximately 40.0 million outstanding detachable warrants to purchase common shares, and (3) approximately $400 million of convertible senior notes due 2017 would still have been excluded from the computation of diluted earnings per share, as these securities were anti-dilutive.

NOTE 17:  SHAREHOLDERS' EQUITY

Kodak has 950 million shares of authorized common stock with a par value of $2.50 per share, of which 391 million shares had been issued as of June 30, 2013 and December 31, 2012.  Treasury stock at cost consisted of approximately 118 million and 119 million shares as of June 30, 2013 and December 31, 2012, respectively.

NOTE 18:  ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The changes in Accumulated other comprehensive (loss) income by component, net of tax, were as follows:

(in millions)	Three Months Ended June 30, 2013

	Unrealized Gains (Losses) Related to Available-for-Sale Securities	Unrealized Gains (Losses) from Hedging Activity	Currency Translation Adjustments	Pension and Other Postretirement Benefit Plan Obligation Changes	Total
Beginning balance	$1	$(2)	$349	$(2,892)	$(2,544)
Other comprehensive income before reclassifications	-	-	(16)	361	345
Amounts reclassified from accumulated other comprehensive income	-	-	-	46	46
Net current-period other comprehensive income	-	-	(16)	407	391
Ending balance	$1	$(2)	$333	$(2,485)	$(2,153)

(in millions)	Six Months Ended June 30, 2013

	Unrealized Gains (Losses) Related to Available-for-Sale Securities	Unrealized Gains (Losses) from Hedging Activity	Currency Translation Adjustments	Pension and Other Postretirement Benefit Plan Obligation Changes	Total
Beginning balance	$1	$(2)	$318	$(2,933)	$(2,616)
Other comprehensive income before reclassifications	-	-	15	362	377
Amounts reclassified from accumulated other comprehensive income	-	-	-	86	86
Net current-period other comprehensive income	-	-	15	448	463
Ending balance	$1	$(2)	$333	$(2,485)	$(2,153)

The following amounts were reclassified out of Accumulated other comprehensive income:

(in millions)	Three Months Ended
	June 30, 2013

Details about Accumulated other comprehensive income components:	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statement of Operations

Pension and other postretirement benefit obligation changes:
Amortization of prior-service credit	$(29)	(a)
Amortization of actuarial losses	73	(a)
Recognition of losses due to settlements and curtailments	14	(a)
	58		Total before tax
	$(12)		Tax expense
Reclassifications for the period	$46		Net of tax

(in millions)	Six Months Ended
	June 30, 2013

Details about Accumulated other comprehensive income components:	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statement of Operations
Pension and other postretirement benefit obligation changes:
Amortization of prior-service credit	$(56)	(a)
Amortization of actuarial losses	144	(a)
Recognition of losses due to settlements and curtailments	17	(a)
	105		Total before tax
	$(19)		Tax expense
Reclassifications for the period	86		Net of tax

(a) See Note 14, "Retirement Plans and Other Postretirement Benefits," regarding the pensions and other postretirement plan obligation changes.

NOTE 19:  SEGMENT INFORMATION

Current Segment Reporting Structure

Effective in the third quarter of 2012, Kodak had three reportable segments:  the Graphics, Entertainment and Commercial Films Segment, the Digital Printing and Enterprise Segment, and the Personalized and Document Imaging Segment.  Effective in the first quarter of 2013, the Intellectual Property and Brand Licensing strategic product group is reported in the Graphics, Entertainment and Commercial Films segment.  The Intellectual Property and Brand Licensing strategic product group was previously reported in the Personalized and Document Imaging segment.  Effective in the second quarter of 2013, due to the Personalized and Document Imaging Segment (excluding the Consumer Film business, for which Kodak will enter into an ongoing supply arrangement with the KPP) being reported as Discontinued operations, Kodak has two reportable segments:  the Graphics, Entertainment and Commercial Films Segment and the Digital Printing and Enterprise Segment.  The balance of Kodak’s continuing operations, which do not meet the criteria of a reportable segment, are reported in All Other.  Prior period segment results have been revised to conform to the current period segment reporting structure.  A description of the segments follows.

Graphics, Entertainment and Commercial Films: The Graphics, Entertainment and Commercial Films Segment encompasses Graphics, Entertainment Imaging & Commercial Films, and Kodak’s intellectual property and brand licensing activities.  Product and service offerings include; digital plates, CTP output devices, digital controllers, unified workflow solutions, and entertainment imaging and commercial films.  On February 1, 2013, Kodak sold certain digital imaging patents.

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

All Other:  All Other is composed of Kodak’s Consumer Film business continuing operations.

Change in Segment Measure of Profit and Loss

During the second quarter of 2013, Kodak changed its segment measure of profit and loss to exclude amortization of prior service credits related to the U.S. Postretirement Benefit Plan.  Prior to this change, Kodak excluded certain other components of pension and other postretirement benefit obligation (OPEB) costs from the segment measure of profitability.  As a result of this change, the operating segment results now exclude the interest cost, expected return on plan assets, amortization of actuarial gains and losses, amortization of prior service credits related to the U.S. Postretirement Benefit Plan, and special termination benefit, curtailment and settlement components of pension and OPEB expense.  The service cost component for all plans will continue to be reported as a part of operating segment results, as will the amortization of prior service cost component for all plans other than for the U.S. Postretirement Benefit Plan.

Prior period segment results have been revised to reflect this change.

Segment financial information is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012

Net sales from continuing operations:

Graphics, Entertainment & Commercial Films	$371	$446	$757	$826
Digital Printing and Enterprise	198	223	395	439
All Other	14	30	25	54
Consolidated total	$583	$699	$1,177	$1,319

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012

Segment (loss) earnings and Consolidated (loss) earnings from continuing operations before income taxes:

Graphics, Entertainment and Commercial Films	$(5)	$(26)	$10	$(131)
Digital Printing and Enterprise	(13)	(61)	(30)	(163)
All Other	1	-	(1)	(1)
Total of reportable segments	(17)	(87)	(21)	(295)
Restructuring costs and other	(33)	(6)	(46)	(86)
Corporate components of pension and OPEB income (expense) (1)	14	(5)	26	(6)
Other operating income (expenses), net	1	(1)	495	1
Legal contingencies, settlements and other	-	(5)	-	(1)
Loss on early extinguishment of debt, net	-	-	(6)	(7)
Interest expense	(47)	(36)	(72)	(67)
Other income (charges), net	(3)	(6)	(10)	(3)
Reorganization items, net	(72)	(160)	(192)	(248)
Consolidated (loss) earnings from continuing operations before income taxes	$(157)	$(306)	$174	$(712)

(1)
Composed of interest cost, expected return on plan assets, amortization of actuarial gains and losses, amortization of prior service credits related to the U.S. Postretirement Benefit Plan and special termination benefits, curtailments and settlement components of pension and other postretirement benefit expenses, except for settlements in connection with the chapter 11 bankruptcy proceedings that are recorded in Reorganization items, net in the Consolidated Statement of Operations.

(in millions)	As of June 30, 2013	As of December 31, 2012

Segment total assets:

Graphics, Entertainment and Commercial Films	$1,209	$1,216
Digital Printing and Enterprise	487	516
All Other	86	314
Total of reportable segments	1,782	2,046
Cash and marketable securities	1,018	1,139
Deferred income tax assets	488	545
Assets held for sale	527	556
Consolidated total assets	$3,815	$4,286

NOTE 20:  FINANCIAL INSTRUMENTS

The following tables present the carrying amounts, estimated fair values, and location in the Consolidated Statement of Financial Position for Kodak’s financial instruments:

			Value Of Items Recorded At Fair Value
(in millions)			As of June 30, 2013
			Total	Level 1	Level 2	Level 3
ASSETS
Marketable securities
Short-term available-for-sale	Other current assets		$3	$3	$-	$-
Long-term available-for-sale	Other long-term assets		7	7	-	-

Derivatives
Short-term foreign exchange contracts	Receivables, net		2	-	2	-

LIABILITIES

Derivatives
Short-term foreign exchange contracts	Other current liabilities		1	-	1	-

			Value Of Items Not Recorded At Fair Value
			As of June 30, 2013
			Total	Level 1	Level 2	Level 3
ASSETS
Marketable securities

Long-term held-to-maturity	Other long-term assets	Carrying value	$23	$23	$-	$-
		Fair value	23	23	-	-
LIABILITIES
Debt
Short-term debt	Short-term borrowings and current portion of long-term debt	Carrying value	871	-	871	-
		Fair value	895	-	895	-

Long-term debt	Long-term debt, net of current portion	Carrying value	370	-	370	-
		Fair value	383	-	383	-

Debt subject to compromise	Liabilities subject to compromise	Carrying value	683	-	683	-
		Fair value	80	-	80	-

			Value Of Items Recorded At Fair Value
(in millions)			As of December 31, 2012
			Total	Level 1	Level 2	Level 3
ASSETS
Marketable securities
Short-term available-for-sale	Other current assets		$4	$4	$-	$-
Long-term available-for-sale	Other long-term assets		7	7	-	-

Derivatives
Short-term foreign exchange contracts	Receivables, net		1	-	1	-

LIABILITIES
Derivatives
Short-term foreign exchange contracts	Other current liabilities		1	-	1	-

			Value Of Items Not Recorded At Fair Value
			As of December 31, 2012
			Total	Level 1	Level 2	Level 3
ASSETS
Marketable securities
Long-term held-to-maturity	Other long-term assets	Carrying value	$23	$23	$-	$-
		Fair value	23	23	-	-
LIABILITIES
Debt
Short-term debt	Short-term borrowings and current portion of long-term debt	Carrying value	699	-	699	-
		Fair value	686	-	686	-

Long-term debt	Long-term debt, net of current portion	Carrying value	740	-	740	-
		Fair value	606	-	606	-

Debt subject to compromise	Liabilities subject to compromise	Carrying value	683	-	683	-
		Fair value	72	-	72	-

Kodak does not utilize financial instruments for trading or other speculative purposes.

Fair Value

The fair values of marketable securities are determined using quoted prices in active markets for identical assets (Level 1 fair value measurements).  Fair values of Kodak’s forward contracts are determined using other observable inputs (Level 2 fair value measurements), and are based on the present value of expected future cash flows (an income approach valuation technique) considering the risks involved and using discount rates appropriate for the duration of the contracts.  Transfers between levels of the fair value hierarchy are recognized based on the actual date of the event or change in circumstances that caused the transfer.  There were no transfers between levels of the fair value hierarchy during the three and six months ended June 30, 2013.

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

Foreign Exchange

Foreign exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in Other income (charges), net in the accompanying Consolidated Statement of Operations.  The net effects of foreign currency transactions, including changes in the fair value of foreign exchange contracts, are shown below:

(in millions)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net loss	$(6)	$(6)	$(15)	$(13)

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

Kodak’s financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments.  Kodak manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties.  Kodak has procedures to monitor the credit exposure amounts.  The maximum credit exposure at June 30, 2013 was not significant to Kodak.

In the event of a default under the Company’s Amended and Restated Senior DIP Credit Agreement, or Junior DIP Credit Agreement, or one of the Company’s Indentures (already in default), or a default under any derivative contract or similar obligation of Kodak, subject to certain minimum thresholds, the derivative counterparties would have the right, although not the obligation, to require immediate settlement of some or all open derivative contracts at their then-current fair value, but with liability positions netted against asset positions with the same counterparty.  At June 30, 2013, Kodak had open derivative contracts in liability positions with a total fair value of $1 million.

The location and amounts of pre-tax gains and losses related to derivatives reported in the Consolidated Statement of Operations are shown in the following tables:

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI Into Cost of Sales (Effective Portion)		Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(in millions)	For the three months ended June 30,		For the three months ended June 30,		For the three months ended June 30,
	2013	2012	2013	2012	2013	2012

Commodity contracts	$-	$-	$-	$(3)	$-	$-

	For the six months ended June 30,		For the six months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012	2013	2012

Commodity contracts	$-	$1	$-	$(5)	$-	$-

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative
(in millions)		For the three months ended June 30,		For the six months ended June 30,
		2013	2012	2013	2012

Foreign currency exchange contracts	Other income (charges), net	$(3)	$4	$(1)	$(4)

Foreign Currency Forward Contracts

Kodak’s foreign currency forward contracts used to mitigate currency risk related to existing foreign currency denominated assets and liabilities are not designated as hedges, and are marked to market through net (loss) earnings at the same time that the exposed assets and liabilities are re-measured through net earnings (loss) (both in Other income (charges), net in the Consolidated Statement of Operations).  The notional amount of such contracts open at June 30, 2013 was approximately $594 million.  The majority of the contracts of this type held by Kodak are denominated in euros and Swiss francs.

Silver Forward Contracts

Kodak may enter into silver forward contracts that are designated as cash flow hedges of commodity price risk related to forecasted purchases of silver.  Kodak had no open hedges as of June 30, 2013.

In January 2012, Kodak terminated all its existing hedges at a loss of $5 million.  These hedges were designated as secured agreements under the Second Amended and Restated Credit Agreement and needed to be settled prior to the termination of that facility in conjunction with the Company’s Original Senior DIP Credit Agreement.  Hedge gains and losses related to these silver forward contracts are reclassified into Cost of sales in the Consolidated Statement of Operations as the related silver containing products are sold to third parties.  These gains or losses transferred to Cost of sales are generally offset by increased or decreased costs of silver purchased in the open market.  As of June 30, 2013, there were no existing gains or losses to be reclassified to Cost of sales within the next twelve months.

NOTE 21:  DISCONTINUED OPERATIONS

On April 26, 2013, Eastman Kodak Company, the Trustee, Kodak Limited and certain other Kodak entities entered into a global settlement agreement that resolves all liabilities of the Kodak group with respect to the KPP (the “Global Settlement”).  The Global Settlement provides for the acquisition by the KPP of certain assets, and the assumption by the KPP of certain liabilities, of Kodak’s Personalized Imaging and Document Imaging businesses.  The consummation of the Global Settlement is contingent upon the substantial consummation of the Debtors’ POR or the provision by Kodak of adequate assurances of performance under the Agreement in a form reasonably acceptable to the Trustee.  The sale is expected to close in the third quarter of 2013.

Discontinued operations of Kodak include the Personalized Imaging and Document Imaging businesses (excluding the Consumer Film business, for which Kodak will enter into an ongoing supply arrangement with the KPP), digital capture and devices business (exited in the third quarter of 2012), Kodak Gallery (exited in the third quarter of 2012), and other miscellaneous businesses.

The significant components of revenues and loss from discontinued operations, net of income taxes, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012

Revenues from Personalized Imaging and Document Imaging operations	$289	$340	$537	$639
Revenues from Digital Capture and Devices operations	2	15	5	33
Revenues from Kodak Gallery operations	-	13	-	27
Revenues from other discontinued operations	8	11	15	24
Total revenues from discontinued operations	$299	$379	$557	$723

Pre-tax (loss) income from Personalized Imaging and Document Imaging operations	$(19)	$18	$(48)	$9
Pre-tax income (loss) from Digital Capture and Devices operations	3	(21)	2	(72)
Pre-tax income from Kodak Gallery operations	-	9	-	3
Pre-tax loss from other discontinued operations	(2)	-	(17)	(4)
(Benefit) provision for income taxes related to discontinued operations	(2)	8	(6)	6
Loss from discontinued operations, net of income taxes	$(16)	$(2)	$(57)	$(70)

Interest expense on debt that is required to be repaid as a result of the sale of the Personalized Imaging and Document Imaging businesses has been allocated to discontinued operations ($5 million and $10 million for the three and six months ended June 30, 2013, respectively, and $5 million and $9 million for the three and six months ended June 30, 2012, respectively).

Depreciation and amortization of long-lived assets of the Personalized Imaging and Document Imaging businesses included in discontinued operations ceased as of July 1, 2013.

Direct operating expenses of the discontinued operations are included in the results of discontinued operations.  Indirect expenses that were historically allocated to the discontinued operations have been included in the results of continuing operations.  Prior period results have been reclassified to conform to the current period presentation.

The following table summarizes the major classes of assets and liabilities related to the disposition of the Personalized Imaging and Document Imaging businesses which have been segregated and included in assets held for sale and liabilities held for sale in the Consolidated Statement of Financial Position:

	As of	As of
(in millions)	June 30,	December 31,
	2013	2012

Receivables, net	$142	$158
Inventories, net	126	123
Property, plant and equipment, net	75	86
Goodwill	140	146
Other assets	44	43
Current assets held for sale	$527	$556

Trade payables	$55	$77
Miscellaneous payables and accruals	147	137
Pension liabilities	1,423	1,525
Other liabilities	17	12
Liabilities subject to compromise	8	8
Current liabilities held for sale	$1,650	$1,759

NOTE 22:  CONDENSED COMBINED DEBTOR-IN-POSSESSION FINANCIAL INFORMATION

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

DEBTORS’ STATEMENT OF OPERATIONS
	Three Months Ended		Six Months Ended
(in millions)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Net sales
Products	$223	$279	$445	$554
Services	49	53	100	109
Licensing & royalties	1	2	35	(56)
Total net sales	$273	$334	$580	$607
Cost of sales
Products	$191	$295	$397	$592
Services	38	50	81	104
Total cost of sales	$229	$345	$478	$696
Gross profit	$44	$(11)	$102	$(89)
Selling, general and administrative expenses	59	89	116	186
Research and development costs	21	34	42	74
Restructuring costs and other	6	(1)	12	61
Other operating (income) expenses, net	2	1	(460)	(1)
(Loss) earnings from continuing operations before interest expense, other income (charges), net, reorganization items, net and income taxes	(44)	(134)	392	(409)
Interest expense (contractual interest for the three and six months ended June 30, 2013 of $63 and $103, respectively, and for the three and six months ended June 30, 2012 of $49 and $95, respectively)	46	33	69	63
Loss on early extinguishment of debt	-	-	6	7
Other income (charges), net	25	(2)	29	-
Reorganization items, net	72	160	192	248
(Loss) earnings from continuing operations before income taxes	(137)	(329)	154	(727)
Benefit for income taxes	(7)	(10)	(17)	(145)
(Loss) earnings from continuing operations	(130)	(319)	171	(582)
Loss from discontinued operations, net of income taxes	(23)	(22)	(45)	(84)
NET (LOSS) EARNINGS ATTRIBUTABLE TO DEBTOR ENTITIES	(153)	(341)	126	(666)
Equity in (loss) earnings of non-filing entities, net of tax	(71)	42	(67)	1
NET (LOSS) EARNINGS ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$(224)	$(299)	$59	$(665)

DEBTORS’ STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(in millions)	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

NET EARNINGS (LOSS) ATTRIBUTABLE TO DEBTOR ENTITIES	$(153)	$(341)	$126	$(666)
Other comprehensive income (loss), net of tax:
Realized and unrealized gains from hedging activity, net of tax of $0 for the three and six months ended June 30, 2013, respectively, and $1 and $2 for the three and six months ended June 30, 2012	-	2	-	4
Unrealized gain from investment, net of tax of $0 for the three months ended June 30, 2012	-	(1)	-	-
Currency translation adjustments	(1)	2	-	3
Pension and other postretirement benefit plan obligation activity, net of tax of $0 and $12 for the three and six months ended June 30, 2013, respectively, and $0 for the three and six months ended June 30, 2012	331	20	352	40
Total comprehensive income (loss), net of tax	$177	$(318)	$478	$(619)

DEBTORS’ STATEMENT OF RETAINED EARNINGS

(in millions)	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Retained earnings at beginning of period	$3,653	$4,484	$3,378	$4,910
Net earnings (loss) and change in equity in earnings (loss) of non-filing entities attributable to Debtor Entities	(84)	(299)	222	(665)
Loss from issuance of treasury stock	-	-	(31)	(60)
Retained earnings at end of period	$3,569	$4,185	$3,569	$4,185

DEBTORS’ STATEMENT OF FINANCIAL POSITION

(in millions)	As of	As of
ASSETS	June 30, 2013	December 31, 2012
Current Assets
Cash and cash equivalents	$274	$337
Receivables, net	133	160
Receivables and advances from non-filing entities, net	169	159
Inventories, net	221	233
Other current assets	48	48
Assets held for sale	179	166
Total current assets	1,024	1,103
Property, plant and equipment, net of accumulated depreciation of $2,944 and $3,068, respectively	341	395
Goodwill	46	123
Investment in non-filing entities	2,060	1,964
Other long-term assets	22	1
TOTAL ASSETS	$3,493	$3,586
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities
Accounts payable, trade	$158	$172
Short-term borrowings and current portion of long-term debt	830	659
Other current liabilities	251	427
Liabilities held for sale	120	106
Total current liabilities	1,359	1,364
Long-term debt, net of current portion	370	740
Other long-term liabilities	222	281
Liabilities subject to compromise	2,665	2,901

Total Liabilities	4,616	5,286

Equity (Deficit)
Common stock, $2.50 par value	978	978
Additional paid in capital	1,105	1,105
Retained earnings	3,569	3,378
Accumulated other comprehensive loss	(1,063)	(1,415)
	4,589	4,046
Less: Treasury stock, at cost	(5,712)	(5,746)
Total Eastman Kodak Company shareholders’ deficit	(1,123)	(1,700)
Noncontrolling interests	-	-
Total deficit	(1,123)	(1,700)

TOTAL LIABILITIES AND DEFICIT	$3,493	$3,586

DEBTORS’ STATEMENT OF CASH FLOWS

	Six Months Ended
(in millions)	June 30, 2013	June 30, 2012

Cash flows from operating activities:
Net earnings (loss) attributable to debtor entities	$129	$(666)
Adjustments to reconcile to net cash used in operating activities:
Loss from discontinued operations, net of income taxes	45	84
Depreciation and amortization	55	66
Gain on sales of businesses/assets	(535)	(1)
Loss on early extinguishment of debt	6	7
Non-cash restructuring costs, asset impairments and other charges	80	5
Non-cash reorganization items, net	91	205
Provision for deferred income taxes	3	28
Decrease in receivables	13	28
Decrease in inventories	9	10
(Decrease) increase in liabilities excluding borrowings	(214)	149
Other items, net	(51)	(21)
Total adjustments	(498)	560
Net cash used in continuing operations	(369)	(106)
Net cash used in discontinued operations	(8)	(75)
Net cash used in operating activities	(377)	(181)
Cash flows from investing activities:
Additions to properties	(7)	(11)
Proceeds from sales of businesses/assets	537	4
Marketable securities - sales	18	60
Marketable securities - purchases	(16)	(58)
Net cash provided by (used in) continuing operations	532	(5)
Net cash provided by discontinued operations	-	20
Net cash provided by investing activities	532	15
Cash flows from financing activities:
Proceeds from DIP credit agreements	450	686
Repayment of term loans under Original Senior DIP Credit Agreement	(664)	(134)
Repayment of term loans under Junior DIP Credit Agreement	(4)	-
Reorganization items	-	(40)
Net cash (used in) provided by financing activities	(218)	512
Effect of exchange rate changes on cash	-	-
Net (decrease) increase in cash and cash equivalents	(63)	326
Cash and cash equivalents, beginning of period	337	184
Cash and cash equivalents, end of period	$274	$510

The following table reflects pre-petition liabilities that are subject to compromise for the Debtors:

	As of	As of
(in millions)	June 30,	December 31,
	2013	2012

Accounts payable	$272	$275
Debt	683	683
Pension and other postemployment obligations	189	568
Settlements	1,049	946
Payables and advances to non-filing entities	193	193
Environmental	103	44
Other liabilities subject to compromise	175	192
Liabilities subject to compromise	$2,664	$2,901

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

The Bankruptcy Filing was intended to permit Kodak to reorganize and bolster liquidity, monetize non-strategic intellectual property, fairly resolve legacy liabilities, and focus on its most valuable business lines.  The Debtors’ goal is to implement a plan of reorganization that meets the standards for confirmation under the Bankruptcy Code.

The Debtors have made progress toward these objectives, including the following:

•
In November 2012, the Bankruptcy Court entered an order approving a settlement agreement between the Debtors and the retiree committee appointed by the U.S. Trustee related to its U.S. postretirement benefit plans.  Under the settlement agreement, the Debtors no longer provide retiree medical, dental, life insurance, and survivor income benefits to current and future retirees as of January 1, 2013 (other than COBRA continuation coverage of medical and/or dental benefits available to active employees or conversion coverage as required by the plans or applicable law).

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

•
On April 26, 2013, Eastman Kodak Company, KPP Trustees Limited (the “Trustee”), Kodak Limited (the “Subsidiary”) and certain other Kodak entities entered into a global settlement that resolves all liabilities of the Kodak group with respect to the Kodak Pension Plan in the United Kingdom (the “KPP”) (the “Global Settlement”).  The Global Settlement provides for the acquisition by the KPP of Kodak’s Personalized Imaging and Document Imaging businesses with at least $445 million settled in cash (the “KPP Purchase”) of which no more than $325 million will come from KPP assets, net of the KL Payments, and up to $35 million of which is subject to repayment to KPP if the businesses do not achieve certain adjusted EBITDA targets through December 31, 2018.  The consummation of the Global Settlement is contingent upon the substantial consummation of the Debtors’ amended plan of reorganization (“POR”) or the provision by Kodak of adequate assurances of performance under the Agreement in a form reasonably acceptable to the Trustee.

•
On June 17, 2013 the Company, the New York State Department of Environmental Conservation and the New York State Urban Development Corporation, d/b/a Empire State Development entered into an agreement which, in part, establishes a $49 million environmental trust for Eastman Business Park (the “EBP Settlement Agreement”).  The agreement was subsequently amended on August 6, 2013 (the “Amended and Restated EBP Settlement Agreement”).  The Amended and Restated EBP Settlement Agreement includes a settlement of Kodak’s historical environmental liabilities at Eastman Business Park (“EBP”) through the establishment of an environmental remediation trust (the “EBP Trust”). The EBP Settlement Agreement is subject to the approval of the Bankruptcy Court and resolution of issues raised by the United States Department of Justice on behalf of the U.S. Environmental Protection Agency, as well as the satisfaction of the other conditions precedent to effectiveness set forth in the EBP Settlement Agreement.

•
On June 26, 2013, the Bankruptcy Court determined that the Debtors’ amended disclosure statement contains the information necessary to enable creditors to vote on the Debtors’ plan of reorganization.  The Debtors have commenced solicitation of voting on the POR.

•
On June 26, 2013, the Bankruptcy Court approved the Backstop Commitment Agreement which provides for a backstop to two proposed rights offerings that would offer up to 34 million shares of common stock to eligible creditors for an aggregate purchase price of approximately $406 million.  The Backstop Parties’ commitments to backstop the Rights Offerings, and the other transactions contemplated by the Backstop Commitment Agreement, are conditioned upon the satisfaction of all conditions to the effectiveness of the POR, and other conditions precedent set forth in the Backstop Commitment Agreement.  The issuance of common stock pursuant to the Rights Offerings and the Backstop Commitment Agreement is conditioned upon, among other things, confirmation of the POR by the Bankruptcy Court, and will be effective upon the Company’s emergence from chapter 11.

•
On June 26, 2013, the Bankruptcy Court approved Kodak’s entry into commitment and engagement documents in connection with a new exit financing package (the “Emergence Credit Facility”).  The Emergence Credit Facility provides for senior secured term loans of $695 million as well as for a senior secured asset-based revolving credit facility of up to $200 million, subject to the satisfaction of certain conditions.

Kodak is focusing its reorganization plan on its commercial imaging businesses: Graphics, Entertainment and Commercial Films and Digital Printing and Enterprise Services. In order to focus on its most valuable business lines Kodak exited its digital capture and devices business, including digital cameras, pocket video cameras, and digital picture frames and sold certain assets of its Kodak Gallery business.  Kodak has also announced that it is focusing its Consumer Inkjet business solely on the sale of ink to its installed printer base.

While revenue from continuing operations declined for the six months ended June 30, 2013 from the comparable prior year period primarily due to volume declines across all segments, gross profit percentages have increased and selling, general and administrative and research and development expenses for continuing operations have declined from the prior year comparable period.  Kodak continues its focus on profitability, including leveraging the bankruptcy process to negotiate more favorable supplier and customer contract terms.  Additionally, the Company recognized a $535 million gain on the sale of its digital imaging patent portfolio during the first quarter of 2013.  The cost of the bankruptcy proceedings continues to negatively impact earnings.

CURRENT KODAK OPERATING MODEL AND REPORTING STRUCTURE

Effective in the third quarter of 2012, Kodak had three reportable segments:  the Graphics, Entertainment and Commercial Films Segment, the Digital Printing and Enterprise Segment, and the Personalized and Document Imaging Segment.  Effective in the first quarter of 2013, the Intellectual Property and Brand Licensing strategic product group is reported in the Graphics, Entertainment and Commercial Films Segment.  The Intellectual Property and Brand Licensing strategic product group was previously reported in the Personalized and Document Imaging Segment.  Effective in the second quarter of 2013, due to the Personalized and Document Imaging Segment (excluding the Consumer Film business, for which Kodak will enter into an ongoing supply arrangement with the KPP) being reported as Discontinued operations, Kodak has two reportable segments:  the Graphics, Entertainment and Commercial Films Segment and the Digital Printing and Enterprise Segment.  The balance of Kodak’s continuing operations, which do not meet the criteria of a reportable segment, are reported in All Other.  Prior period segment results have been revised to conform to the current period segment reporting structure.  A description of the reportable segments follows.  Within each of the Company’s reportable segments are various components, or Strategic Product Groups (SPGs).  Throughout the remainder of this document, references to the segments’ SPGs are indicated in italics.  A description of the segments is as follows:

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

All Other:  All Other is composed of Kodak’s Consumer Film business continuing operations.

Change in Segment Measure of Profit and Loss

During the second quarter of 2013, Kodak changed its segment measure of profit and loss to exclude amortization of prior service credits related to the U.S. Postretirement Benefit Plan.  Prior to this change, Kodak excluded certain other components of pension and other postretirement benefit obligation (OPEB) costs from the segment measure of profitability.  As a result of this change, the operating segment results now exclude the interest cost, expected return on plan assets, amortization of actuarial gains and losses, amortization of prior service credits related to the U.S. Postretirement Benefit Plan, and special termination benefit, curtailment and settlement components of pension and OPEB expense.  The service cost component for all plans will continue to be reported as a part of operating segment results, as will the amortization of prior service cost component for all plans other than for the U.S. Postretirement Benefit Plan.

Prior period segment results have been revised to reflect this change.

Net Sales from Continuing Operations by Reportable Segment

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)			%	Foreign Currency				Foreign Currency
	2013	2012	Change	Impact*	2013	2012	Change	Impact*
Graphics, Entertainment and Commercial Films
Inside the U.S.	$90	$123	-27%	0%	$213	$177	+20%	0%
Outside the U.S.	281	323	-13	-2	544	649	-16	-2
Total Graphics, Entertainment and Commercial Films	371	446	-17	-2	757	826	-8	-2

Digital Printing and Enterprise
Inside the U.S.	92	101	-9	0	185	210	-12	0
Outside the U.S.	106	122	-13	-2	210	229	-8	-2
Total Digital Printing and Enterprise	198	223	-11	-1	395	439	-10	-1

All Other
Inside the U.S.	5	12	-58	0	8	21	-62	0
Outside the U.S.	9	18	-50	0	17	33	-48	-3
Total All Other	14	30	-53	0	25	54	-54	-2

Consolidated
Inside the U.S.	187	236	-21	0	406	408	0	0
Outside the U.S.	396	463	-14	-2	771	911	-15	-2
Consolidated Total	$583	$699	-17%	-1%	$1,177	$1,319	-11%	-1%

* Represents the percentage change in segment net sales for the period that is attributable to foreign currency fluctuations.

Segment (Loss) Earnings and Consolidated (Loss) Earnings from Continuing Operations Before Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2013	2012	Change	2013	2012	Change

Graphics, Entertainment and Commercial Films	$(5)	$(26)	+81%	$10	$(131)	+108%
Digital Printing and Enterprise	(13)	(61)	+79%	(30)	(163)	+82%
All other	1	-		(1)	(1)
Total	$(17)	$(87)	+80%	$(21)	$(295)	+93%
Percent of Sales	(3)%	(12)%		(2)%	(22)%

Restructuring costs and other	(33)	(6)		(46)	(86)
Corporate components of pension and OPEB income (expense) (1)	14	(5)		26	(6)
Other operating income (expenses), net	1	(1)		495	1
Legal contingencies, settlements and other	-	(5)		-	(1)
Loss on early extinguishment of debt, net	-	-		(6)	(7)
Interest expense	(47)	(36)		(72)	(67)
Other income (charges), net	(3)	(6)		(10)	(3)
Reorganization items, net	(72)	(160)		(192)	(248)
Consolidated (loss) earnings from continuing operations before income taxes	$(157)	$(306)	+49%	$174	$(712)	+124%

(1) Composed of interest cost, expected return on plan assets, amortization of actuarial gains and losses, amortization of prior service credits related to the U.S. Postretirement Benefit Plan and special termination benefits, curtailments and settlement components of pension and other postretirement benefit expenses, except for settlements in connection with the chapter 11 bankruptcy proceedings that are recorded in Reorganization items, net in the Consolidated Statement of Operations.

2013 COMPARED WITH 2012
SECOND QUARTER AND YEAR TO DATE
RESULTS OF OPERATIONS – CONTINUING OPERATIONS

CONSOLIDATED

(in millions)	Three Months Ended					Six Months Ended
	June 30,					June 30,
	2013	% of Sales	2012	% of Sales	% Change	2013	% of Sales	2012	% of Sales	% Change

Net sales	$583		$699		-17%	$1,177		$1,319		-11%
Cost of sales	450		598		-25%	895		1,205		-26%
Gross profit	133	23%	101	14%	32%	282	24%	114	9%	147%
Selling, general and administrative expenses	115	20%	158	23%	-27%	233	20%	324	25%	-28%
Research and development costs	25	4%	42	6%	-40%	50	4%	94	7%	-47%
Restructuring costs and other	29		4		-625%	40		83		52%
Other operating (income) expenses, net	(1)		1		-200%	(495)		-
(Loss) earnings from continuing operations before interest expense, other income (charges), net, reorganization items, net and income taxes	(35)	-6%	(104)	-15%	66%	454	39%	(387)	-29%	217%
Interest expense	47		36		31%	72		67		-7%
Loss on early extinguishment of debt, net	-		-			6		7
Other income (charges), net	(3)		(6)			(10)		(3)
Reorganization items, net	72		160			192		248
(Loss) earnings from continuing operations before income taxes	(157)		(306)		49%	174		(712)		124%
Provision (benefit) for income taxes	51		(9)			58		(117)
(Loss) earnings from continuing operations	(208)	-36%	(297)	-42%	30%	116	10%	(595)	-45%	119%
Loss from discontinued operations, net of income taxes	(16)		(2)			(57)		(70)
NET (LOSS) EARNINGS ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$(224)		$(299)		25%	$59		$(665)		109%

	Three Months Ended
	June 30,		Percent Change vs. 2012
	2013 Amount	Change vs. 2012	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net sales	$583	-17%	-17%	1%	-1%	n/a

Gross profit margin	23%	9pp	n/a	4pp	0pp	5pp

	Six Months Ended
	June 30,		Percent Change vs. 2012
	2013 Amount	Change vs. 2012	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net sales	$1,177	-11%	-19%	9%	-1%	n/a

Gross profit margin	24%	15pp	n/a	12pp	-1pp	4pp

Revenues

Current Quarter
For the three months ended June 30, 2013, net sales decreased approximately 17% compared with the same period in 2012 primarily due to volume declines, partially offset by favorable price/mix within Entertainment Imaging and Commercial Films (+2%) in the Graphics, Entertainment & Commercial Films segment.  See segment discussions below for additional information.

Year to Date
For the six months ended June 30, 2013, net sales decreased approximately 11% compared with the same period in 2012 primarily due to volume declines, partially offset by favorable price/mix within Entertainment Imaging and Commercial Films (+3%) in the Graphics, Entertainment & Commercial Films segment.  See segment discussions below for additional information.

Included in first quarter 2013 revenues was a non-recurring intellectual property licensing agreement.  This licensing agreement contributed approximately $31 million to revenues in the first quarter of 2013.  There was a $61 million license revenue reduction reflecting sharing, with licensees, of the withholding tax refund received in the first quarter of 2012 (refer to Note 10, “Income Taxes” for additional information).

Gross Profit

Current Quarter
The increase in gross profit percent for the three months ended June 30, 2013 as compared with the prior year quarter was due to favorable price/mix in the Digital Printing and Enterprise segment, primarily due to price/mix improvements within Consumer Inkjet Systems (+2pp).  Manufacturing and other cost improvements also contributed to the improvement in gross profit percent for the quarter. See segment discussions below for additional details.

Year to Date
The increase in gross profit percent for the six months ended June 30, 2013 as compared with the prior year quarter was due to favorable price/mix in the Graphics, Entertainment and Commercial Films segment (+7pp) and the Digital Printing and Enterprise segment (+4pp).  Manufacturing and other cost improvements in the Digital Printing and Enterprise segment (+2pp) also contributed to the improvement.  See segment discussions below for additional details.

Included in first quarter 2013 revenues was a non-recurring intellectual property licensing agreement.  This licensing agreement contributed approximately $31 million to revenues in the first quarter of 2013.  There was a $61 million license revenue reduction reflecting sharing, with licensees, of the withholding tax refund received in the first quarter of 2012 (refer to Note 10, “Income Taxes” for additional information).

Selling, General and Administrative Expenses

The decreases in consolidated selling, general and administrative expenses (SG&A) for the three and six months ended June 30, 2013 as compared with the prior year periods were the result of cost reduction actions including the change in strategy for Consumer Inkjet Systems.

Research and Development Costs

The decreases in consolidated research and development costs (R&D) for the three and six months ended June 30, 2013 as compared with the prior year periods were primarily attributable to cost reduction actions resulting from focused development activities on core products and certain products reaching the commercialization stage.

Restructuring Costs and Other

These costs, as well as the restructuring costs reported in Cost of sales, are discussed under the "RESTRUCTURING COSTS AND OTHER" section.

Other Operating (Income) Expenses, Net

For details, refer to Note 15, “Other Operating (Income) Expenses, Net.”

Reorganization Items, Net

For details, refer to Note 4, “Reorganization Items, Net.”

Income Tax Provision (Benefit)

(in millions)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
(Loss) earnings from continuing operations before income taxes	$(157)	$(306)	$174	$(712)
Provision (benefit) for income taxes	$51	$(9)	$58	$(117)
Effective tax rate	(32.5)%	2.9%	33.3%	16.4%

Current Quarter
The change in the Company’s effective tax rate from continuing operations for the quarter is primarily attributable to: (1) a decrease as a result of losses generated in the U.S. and certain jurisdictions outside the U.S. for which no benefit was recognized due to management’s conclusion that it was more likely than not that the tax benefits would not be realized, (2) a provision as a result of the establishment of a deferred tax asset valuation allowance in certain jurisdictions outside the U.S. in the three months ended June 30, 2013, (3) a provision as a result of withholding taxes on foreign dividends in the three months ended June 30, 2013, (4) an increase as a result of tax accounting impacts related to items reported in Accumulated other comprehensive loss in the Consolidated Statement of Financial Position, and (5) a decrease associated with foreign withholding taxes on undistributed earnings.

Year to Date
The change in the Company’s effective tax rate from continuing operations for the quarter is primarily attributable to: (1) a decrease as a result of losses generated in the U.S. and certain jurisdictions outside the U.S. for which no benefit was recognized due to management’s conclusion that it was more likely than not that the tax benefits would not be realized, (2) a benefit as a result of the Company reaching a settlement with a taxing authority in a location outside the U.S. in the six months ended June 30, 2012, (3) an increase as a result of the establishment of a deferred tax asset valuation allowance in certain jurisdictions outside the U.S., (4) a benefit associated with the tax impact of the goodwill impairment recognized in the six months ended June 30, 2013, (5) a provision as a result of withholding taxes on foreign dividends in the six months ended June 30, 2013, (6) an increase as a result of tax accounting impacts related to items reported in Accumulated other comprehensive loss in the Consolidated Statement of Financial Position, (7) a provision as a result of withholding taxes on the sale of intellectual property in the six month ended June 30, 2013 and (8) a decrease associated with foreign withholding taxes on undistributed earnings.

Results of Operations – Discontinued Operations

On April 26, 2013, Eastman Kodak Company, the Trustee, Kodak Limited and certain other Kodak entities entered into a global settlement agreement that resolves all liabilities of the Kodak group with respect to the KPP (the “Global Settlement”).  The Global Settlement provides for the acquisition by the KPP of certain assets, and the assumption by the KPP of certain liabilities, of Kodak’s Personalized Imaging and Document Imaging businesses.  The consummation of the Global Settlement is contingent upon the substantial consummation of the Debtors’ POR or the provision by Kodak of adequate assurances of performance under the Agreement in a form reasonably acceptable to the Trustee.  The sale is expected to close in the third quarter of 2013.

Discontinued operations of Kodak include the Personalized Imaging and Document Imaging businesses (excluding the Consumer Film business, for which Kodak will enter into an ongoing supply arrangement with the KPP), digital capture and devices business (exited in the third quarter of 2012), Kodak Gallery (exited in the third quarter of 2012), and other miscellaneous businesses.

Interest expense on debt that is required to be repaid as a result of the sale of the Personalized Imaging and Document Imaging businesses has been allocated to discontinued operations ($5 million and $10 million for the three and six months ended June 30, 2013, respectively, and $5 million and $9 million for the three and six months ended June 30, 2012, respectively).  Depreciation and amortization of long-lived assets of the Personalized Imaging and Document Imaging businesses included in discontinued operations ceased as of July 1, 2013.

Direct operating expenses of the discontinued operations are included in the results of discontinued operations.  Indirect expenses that were historically allocated to the discontinued operations have been included in the results of continuing operations.  Prior period results have been reclassified to conform to the current period presentation.

The loss from discontinued operations for three and six months ended June 30, 2013 of $16 million and $57 million, respectively, were net of a benefit for income taxes of $2 million, and $6 million, respectively.  The loss from discontinued operations for the three and six months ended June 30, 2012 of $2 million and $70 million, respectively, were net of a provision for income taxes of $8 million, and $6 million, respectively.

GRAPHICS, ENTERTAINMENT AND COMMERCIAL FILMS SEGMENT

(in millions)	Three Months Ended					Six Months Ended
	June 30,					June 30,
	2013	% of Sales	2012	% of Sales	% Change	2013	% of Sales	2012	% of Sales	% Change

Net sales	$371		$446		-17%	$757		$826		-8%
Cost of sales	309		376		-18%	610		762		-20%
Gross profit	62	17%	70	16%	-11%	147	19%	64	8%	130%
Selling, general and administrative expenses	63	17%	86	19%	-27%	127	17%	173	21%	-27%
Research and development costs	4	1%	10	2%	-60%	10	1%	22	3%	-55%
Earnings (loss) from continuing operations before interest expense, other income (charges), net and income taxes	$(5)	-1%	$(26)	-6%	81%	$10	1%	$(131)	-16%	108%

	Three Months Ended
	June 30,		Percent Change vs. 2012
	2013 Amount	Change vs. 2012	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net sales	$371	-17%	-17%	2%	-2%	n/a

Gross profit margin	17%	1pp	n/a	0pp	0pp	1pp

	Six Months Ended
	June 30,		Percent Change vs. 2012
	2013 Amount	Change vs. 2012	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net sales	$757	-8%	-21%	14%	-1%	n/a

Gross profit margin	19%	11pp	n/a	11pp	-1pp	1pp

Revenues

Current Quarter
The decrease in the Graphics, Entertainment and Commercial Films Segment net sales of approximately 17% for the second quarter was primarily due to volume declines within Entertainment Imaging & Commercial Films (-9%), largely attributable to reduced demand from movie studios, and within Graphics (-8%), largely attributable to lower demand for digital plates.  Partially offsetting these declines was favorable price/mix within Entertainment Imaging and Commercial Films (+4%) due to pricing actions impacting the current year quarter.

Year to Date
The decrease in the Graphics, Entertainment and Commercial Films Segment net sales of approximately 8% for the six months ended June 30, 2013 was primarily due to volume declines within Entertainment Imaging & Commercial Films (-12%), largely attributable to reduced demand from movie studios, and within Graphics (-10%), largely attributable to lower demand for digital plates.  Partially offsetting these declines was favorable price/mix within Intellectual Property and Brand Licensing (+11%) and within Entertainment Imaging and Commercial Films (+4%) due to pricing actions impacting the current year period.

Included in the year to date 2013 revenues was a non-recurring intellectual property licensing agreement.  This licensing agreement contributed approximately $31 million to revenues in the first quarter of 2013.  There was a $61 million license revenue reduction reflecting sharing, with licensees, of the withholding tax refund received in the first quarter of 2012 (refer to Note 10, “Income Taxes” for additional information).

Gross Profit

Current Quarter
The increase in the Graphics, Entertainment and Commercial Films Segment gross profit percent for the second quarter was primarily attributable to favorable price/mix within Entertainment Imaging & Commercial Films (+2pp) driven by the impact of pricing actions as noted above, and manufacturing and other cost improvements in Graphics (+2pp) due to productivity improvement initiatives.  Partially offsetting these improvements was unfavorable price/mix within Graphics (-2pp) due to pricing pressures in the industry.

Year to Date
The increase in the Graphics, Entertainment and Commercial Films Segment gross profit percent for the six months ended June 30, 2013 was primarily driven by favorable price/mix within Intellectual Property and Brand Licensing (+9pp).  Also contributing to the improvement was favorable price/mix within Entertainment Imaging & Commercial Films (+3pp) driven by the impact of pricing actions as noted above, and manufacturing and other cost improvements within Graphics (+2pp) due to productivity improvement initiatives.

Included in first quarter 2013 revenues was a non-recurring intellectual property licensing agreement.  This licensing agreement contributed approximately $31 million to revenues in the first quarter of 2013.  There was a $61 million license revenue reduction reflecting sharing, with licensees, of the withholding tax refund received in the first quarter of 2012 (refer to Note 10, “Income Taxes” for additional information).

Selling, General and Administrative Expenses

The decreases in SG&A for the three and six months ended June 30, 2013 as compared with the prior year periods were primarily attributable to cost reduction actions.

Research and Development Costs

The decreases in R&D for the three and six months ended June 30, 2013 as compared with the prior year periods were primarily attributable to cost reduction actions resulting from focused development activities on core products.

DIGITAL PRINTING AND ENTERPRISE SEGMENT

(in millions)	Three Months Ended					Six Months Ended
	June 30,					June 30,
	2013	% of Sales	2012	% of Sales	% Change	2013	% of Sales	2012	% of Sales	% Change

Net sales	$198		$223		-11%	$395		$439		-10%
Cost of sales	140		186		-25%	284		391		-27%
Gross profit	58	29%	37	17%	57%	111	28%	48	11%	131%
Selling, general and administrative expenses	50	25%	65	29%	-23%	100	25%	138	31%	-28%
Research and development costs	21	11%	33	15%	-36%	41	10%	73	17%	-44%
Loss from continuing operations before interest expense, other income (charges), net and income taxes	$(13)	-7%	$(61)	-27%	79%	$(30)	-8%	$(163)	-37%	82%

	Three Months Ended
	June 30,		Percent Change vs. 2012
	2013 Amount	Change vs. 2012	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net sales	$198	-11%	-10%	0%	-1%	n/a

Gross profit margin	29%	12pp	n/a	9pp	0pp	3pp

	Six Months Ended
	June 30,		Percent Change vs. 2012
	2013 Amount	Change vs. 2012	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net sales	$395	-10%	-9%	0%	-1%	n/a

Gross profit margin	28%	17pp	n/a	12pp	0pp	5pp

Revenues

Current Quarter
The decrease in the Digital Printing and Enterprise Segment net sales of approximately 11% for the second quarter was primarily attributable to volume declines within Consumer Inkjet Systems, driven by lower consumer printer sales, due to the discontinuance of printer production (-7%), and lower sales of ink to the existing installed base of printers (-6%).  Partially offsetting these declines were volume improvements within Digital Printing driven by a larger number of placements of commercial inkjet equipment (+4%).

Year to Date
The decrease in the Digital Printing and Enterprise Segment net sales of approximately 10% for the six months ended June 30, 2013 was primarily attributable to volume declines within Consumer Inkjet Systems, driven by lower consumer printer sales, due to the discontinuance of printer production (-6%), and lower sales of ink to the existing installed base of printers (-3%).

Gross Profit

Current Quarter
The increase in the Digital Printing and Enterprise Segment gross profit percent for the second quarter was primarily due to favorable price/mix within Consumer Inkjet Systems (+9pp) due to a greater proportion of consumer ink sales.  Also contributing to the increase in gross profit percent were manufacturing and other cost reductions within Consumer Inkjet Systems (+3pp) and Digital Printing (+2pp) due to productivity improvement initiatives.

Year to Date
The increase in the Digital Printing and Enterprise Segment gross profit percent for the six months ended June 30, 2013 was primarily due to favorable price/mix within Consumer Inkjet Systems (+12pp), due to a greater proportion of consumer ink sales in the current year period.  Also contributing to the increase in gross profit percent were manufacturing and other cost reductions within Digital Printing (+3pp) and Packaging and Functional Printing (+2pp) due to productivity improvement initiatives.

Selling, General and Administrative Expenses

The decreases in SG&A for the three and six months ended June 30, 2013 as compared with the prior year periods were primarily attributable to cost reduction actions including the change in strategy for Consumer Inkjet Systems.

Research and Development Costs

The decreases in R&D for the three and six months ended June 30, 2013 as compared with the prior year periods were primarily attributable to cost reduction actions resulting from certain products reaching the commercialization stage and focused development activities on other core products.

RESTRUCTURING COSTS AND OTHER

The Company recorded $34 million of charges, including $3 million of charges for accelerated depreciation and $1 million of charges for inventory write-downs, which were reported in Cost of sales in the accompanying Consolidated Statement of Operations for the three months ended June 30, 2013, and $1 million which was reported as Discontinued operations.  The Company recorded $48 million of charges, including $4 million of charges for accelerated depreciation and $2 million of charges for inventory write-downs, which were reported in Cost of sales in the accompanying Consolidated Statement of Operations for the six months ended June 30, 2013, and $2 million which was reported as Discontinued operations.  The remaining costs incurred of $29 million and $40 million were reported as Restructuring costs and other in the accompanying Consolidated Statement of Operations for the three and six months ended June 30, 2013, respectively.  The severance and exit costs reserves require the outlay of cash, while long-lived asset impairments, accelerated depreciation and inventory write-downs represent non-cash items.

During the three and six months ended June 30, 2013, the Company made cash payments related to restructuring of approximately $27 million and $65 million, respectively.

The charges of $48 million recorded in the first half of 2013 included $5 million applicable to the Digital Printing and Enterprise Segment, $21 million applicable to the Graphics, Entertainment and Commercial Films Segment, and $20 million that was applicable to manufacturing, research and development, and administrative functions, which are shared across both segments.  The remaining $2 million was applicable to Discontinued operations.

The restructuring actions implemented in the first half of 2013 are expected to generate future annual cash savings of approximately $46 million.  These savings are expected to reduce future annual Cost of sales, SG&A, and R&D expenses by $27 million, $18 million, and $1 million, respectively.  The Company began realizing a portion of these savings in the first half of 2013, and expects the majority of the annual savings to be in effect by the end of 2013 as actions are completed.

LIQUIDITY AND CAPITAL RESOURCES

	As of	As of
	June 30,	December 31,
(in millions)	2013	2012

Cash and cash equivalents	$ 1,015	$ 1,135

Cash Flow Activity

	Six Months Ended
(in millions)	June 30,
	2013	2012	Change
Cash flows from operating activities:
Net cash used in continuing operations	$(363)	$(160)	$(203)
Net cash (used in) provided by discontinued operations	(55)	8	(63)
Net cash used in operating activities	(418)	(152)	(266)

Cash flows from investing activities:
Net cash provided by (used in) continuing operations	521	(7)	528
Net cash (used in) provided by discontinued operations	(5)	9	(14)
Net cash provided by investing activities	516	2	514

Cash flows from financing activities:
Net cash (used in) provided by financing activities	(218)	553	(771)

Effect of exchange rate changes on cash	-	(7)	7

Net (decrease) increase in cash and cash equivalents	$(120)	$396	$(516)

Operating Activities

Net cash used in operating activities increased $266 million for the six months ended June 30, 2013 as compared with the corresponding period in 2012, primarily due to non-payment of certain pre-petition claims due to the Bankruptcy Filing in the prior year period and payment of the Second Lien interest in the current year period that was accrued and unpaid since the Bankruptcy Filing.  Partially offsetting these increased uses of cash were reduced current year period pension and other postretirement payments and improved earnings in the current year period.

Investing Activities

Net cash provided by investing activities increased $514 million for the six months ended June 30, 2013 as compared with the six months ended June 30, 2012, primarily due to the increase in proceeds from sales of businesses/assets of $511 million.  The sale of the digital imaging patent portfolio contributed approximately $530 million in the current year period.

Financing Activities

Net cash used in financing activities increased $771 million for the six months ended June 30, 2013 as compared with the corresponding period in 2012 due to the net pay-down of debt in the current year period of approximately $218 million compared with borrowing under the Original Senior DIP Credit Agreement in the prior year quarter.  Refer to discussion below for more details on current period financing activities.

Sources of Liquidity

Kodak historically used cash received from operations, including intellectual property licensing, and the sale of non-core assets to fund its investment in its growth businesses and its transformation from a traditional film manufacturing company to a digital technology company.  Kodak is focusing on its core business lines and reducing overhead costs to enable sustained profitability.  During the third quarter of 2012 Kodak exited its digital capture and devices and Kodak Gallery businesses.  Kodak has also announced that, starting in 2013, its Consumer Inkjet business solely consists of selling ink to its installed printer base.

During 2012 and 2011, Kodak made contributions (funded plans) or paid benefits (unfunded plans) of $153 million and $217 million, respectively, relating to its major defined benefit pension and other postretirement benefit plans.  The decline in 2012 from 2011 is primarily due to the fact that the 2012 contribution to the Kodak Pension Plan (the “KPP”) in the United Kingdom was not made.  Kodak estimates contributions and benefit payments relating to its major defined benefit pension and other postretirement benefit plans in 2013 of $45 million. The expected decline in 2013 from 2012 is primarily due to the discontinuation of U.S. retiree medical, dental, life insurance, and survivor income benefits (other than COBRA continuation coverage or conversion rights as required by the applicable benefit plans or applicable law) in 2013.

Kodak incurred $99 million and $29 million of expenses for special termination benefits paid out of its U.S. defined benefit pension plans in 2012 and 2011, respectively.  The plan provision providing for the special termination benefits expired at the end of 2012.

Cash and cash equivalents are held in various locations throughout the world.  At June 30, 2013 and December 31, 2012, approximately $273 million and $324 million, respectively, of cash and cash equivalents were held within the U.S. and approximately $742 million and $811 million, respectively, of cash and cash equivalents were held outside the U.S.  Total cash and cash equivalents at June 30, 2013 and December 31, 2012 were $1,015 million and $1,135 million, respectively.  During the six months ended June 30, 2013, approximately $33 million, net of tax, of cash was repatriated, or loaned, from foreign subsidiaries to the U.S., net of loans and repayments of loans to foreign subsidiaries.  Kodak utilizes a variety of tax planning and financing strategies in an effort to ensure that cash is available in locations where it is needed.  Cash balances held outside of the U.S. are generally required to support local country operations, may have high tax costs, or other limitations that delay the ability to repatriate, and therefore may not be readily available for transfer to other jurisdictions.  Additionally, in China, where approximately $268 million of cash and cash equivalents was held as of June 30, 2013, there are limitations related to net asset balances that impact the ability to make cash available to other jurisdictions in the world.  Under the terms of the debtor-in-possession credit agreements, the Debtors are permitted to invest up to $100 million at any time in subsidiaries that are not party to the loan agreement.

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

The Company must prepay the Amended and Restated Senior DIP Credit Agreement and cash-collateralize outstanding letters of credit with all net cash proceeds from sales of or casualty events relating to certain types of collateral consisting of accounts or inventory (as defined in the Amended and Restated Senior DIP Credit Agreement).  The Company has issued approximately $128 million of letters of credit under the revolving credit facility as of June 30, 2013.  Under the Amended and Restated Senior DIP Credit Agreement borrowing base calculation, the Company had approximately $21 million available under the revolving credit facility as of June 30, 2013.  Availability is subject to borrowing base availability, reserves and other limitations.

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

Under the Amended and Restated Senior DIP Credit Agreement and the Junior DIP Credit Agreement the Company is required to maintain minimum U.S. Liquidity of $100 million and minimum Consolidated Adjusted EBITDA and Commercial Imaging Adjusted EBITDA (as defined in the agreements) at specified levels ranging from approximately $35 million to approximately $171 million and approximately $58 million to approximately $202 million, respectively.  For the quarter ended June 30, 2013, the required minimum Consolidated Adjusted EBITDA was approximately $35 million and the required minimum Commercial Imaging Adjusted EBITDA was approximately $58 million.  Kodak was in compliance with all covenants under the Amended and Restated Senior DIP Credit Agreement and the Junior DIP Credit Agreement as of June 30, 2013.

On June 26, 2013, the Bankruptcy Court approved Kodak’s entry into commitment and engagement documents in connection with a new exit financing package (the “Emergence Credit Facility”).  The Emergence Credit Facility provides for senior secured term loans of $695 million consisting of $420 million of first lien term loans and $275 million of second lien term loans.  In addition, the Emergence Credit Facility provides for a senior secured asset-based revolving credit facility of up to $200 million, subject to the satisfaction of certain conditions.  The asset-based revolving credit facility would have a maturity of the earlier of five years or 90 days prior to maturity of term loans or other material indebtedness.  The first-lien term loans would have a maturity of six years from the closing date and the second-lien term loans would have a maturity of seven years from the closing date.

The Company expects to close on the Emergence Credit Facility upon emergence from chapter 11 and would therefore not need to convert the Junior DIP Credit Agreement notes into the exit facility notes provided for under the Junior DIP Credit Agreement.

On June 26, 2013, the Bankruptcy Court approved the Backstop Commitment Agreement which provides for a backstop to two Rights Offerings that would offer up to 34 million shares of common stock to eligible creditors for an aggregate purchase price of approximately $406 million.  The Backstop Parties’ commitments to backstop the Rights Offerings, and the other transactions contemplated by the Backstop Commitment Agreement, are conditioned upon the satisfaction of all conditions to the effectiveness of the POR, and other applicable conditions precedent set forth in the Backstop Commitment Agreement.  The issuance of common stock pursuant to the Rights Offerings and the Backstop Commitment Agreement is conditioned upon, among other things, confirmation of the POR by the Bankruptcy Court, and will be effective upon the Company’s emergence from chapter 11.

Kodak currently expects to use proceeds from the Emergence Credit Facility, the Rights Offerings and the sale of the Personalized Imaging and Document Imaging business to pay the remaining balance of the Junior DIP Credit Agreement and the Second Lien Notes as well as to fund some of the emergence costs as follows:

Sources of Cash for Emergence		Uses of Cash for Emergence

Emergence Credit Facilities:
Exit $200 million ABL Revolver	$-	Repay Junior DIP Credit Agreement Term Loans – New Money Loans	$469
Exit First Lien Term Loan	420	Repay Junior DIP Credit Agreement Term Loans – Junior Loans	375
Exit Second Lien Term Loan	275	Repay Second Lien Notes	375
Rights Offerings Proceeds	406	Estimated Emergence Costs	146
Net Proceeds from Document Imaging and Personalized Imaging Sale	325	Escrow for Accrued Professional Fees	90
Cash Used from Balance Sheet	109	Cash Collateralization of Letters of Credit	45
		Accrued Interest	6
		Estimated Fees and Expenses	29
Total	$1,535	Total	$1,535

Kodak’s business may not generate cash flow in an amount sufficient to enable it to pay the principal of, or interest on Kodak’s indebtedness, or to fund Kodak’s other liquidity needs, including working capital, capital expenditures, product development efforts, strategic acquisitions, investments and alliances, restructuring actions, costs related to the cases and other general corporate requirements.  If Kodak cannot fund its liquidity needs, it will have to take actions such as reducing or delaying capital expenditures, product development efforts, strategic acquisitions, and investments and alliances; selling additional assets; restructuring or refinancing its debt; or seeking additional equity capital.  These actions may be restricted as a result of the Debtors’ chapter 11 proceedings and pursuant to the Amended and Restated Senior DIP Credit Agreement and Junior DIP Credit Agreement.  Such actions could increase Kodak’s debt, negatively impact customer confidence in Kodak’s ability to provide products and services, reduce Kodak’s ability to raise additional capital, delay sustained profitability, and adversely affect the Debtors’ ability to emerge from bankruptcy.  There can be no assurance that any of these remedies could, if necessary, be effected on commercially reasonable terms, or at all, or that they would permit Kodak to meet its scheduled debt service obligations.  In addition, if Kodak incurs additional debt, the risks associated with its substantial leverage, including the risk that it will be unable to service Kodak’s debt or generate enough cash flow to fund its liquidity needs, could intensify.

Liens on assets under Kodak’s borrowing arrangements are not expected to affect Kodak’s ability to divest of non-core assets.

Refer to Note 9, "Short-Term Borrowings and Long-Term Debt," in the Notes to Financial Statements for further discussion of long-term debt, related maturities and interest rates as of June 30, 2013 and December 31, 2012.

Other

Refer to Note 3, “Liabilities Subject to Compromise,” in the Notes to Financial Statements for discussion regarding the Company’s reclassification of certain liabilities.

Refer to Note 11, “Commitments and Contingencies,” in the Notes to Financial Statements for discussion regarding the Company’s undiscounted liabilities for environmental remediation costs, and other commitments and contingencies including legal matters.

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report on Form 10-Q, including any exhibits attached hereto, includes "forward–looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. Forward–looking statements include statements concerning the Company's plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, liquidity, financing needs, business trends, and other information that is not historical information. When used in this report on Form 10-Q, including any exhibits attached hereto, the words "estimates," "expects," "anticipates," "projects," "plans," "intends," "believes," “predicts”, "forecasts," or future or conditional verbs, such as "will," "should," "could," or "may," and variations of such words or similar expressions are intended to identify forward–looking statements. All forward–looking statements, including, without limitation, management's examination of historical operating trends and data are based upon the Company's expectations and various assumptions. Future events or results may differ from those anticipated or expressed in these forward-looking statements. Important factors that could cause actual events or results to differ materially from these forward-looking statements include, among others, the risks and uncertainties described in more detail in this report on Form 10–Q for the quarter ended March 30, 2013 under the headings "Business", "Risk Factors", and "Management's Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources" and those described in filings made by the Company with the U.S. Bankruptcy Court for the Southern District of New York and in other filings the Company makes with the SEC from time to time, as well as the following: the Company’s ability to successfully emerge from Chapter 11 as a profitable sustainable company; the ability of the Company and its subsidiaries to secure approval of and consummate one or more plans of reorganization with respect to the Chapter 11 cases; the Company’s ability to improve its operating structure, financial results and profitability; the ability of the Company to achieve cash forecasts, financial projections, and projected growth; our ability to raise sufficient proceeds from the sale of businesses and non-core assets; the businesses the Company expects to emerge from Chapter 11; the ability of the Company to discontinue certain businesses or operations; the ability of the Company to continue as a going concern; the Company’s ability to comply with the Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) covenants in its debtor-in-possession credit agreements; our ability to obtain additional financing; the potential adverse effects of the Chapter 11 proceedings on the Company's liquidity, results of operations, brand or business prospects; the outcome of our intellectual property patent litigation matters; the Company's ability to generate or raise cash and maintain a cash balance sufficient to comply with the minimum liquidity covenants in its debtor-in-possession credit agreements and to fund continued investments, capital needs, restructuring payments and service its debt; our ability to fairly resolve legacy liabilities; the resolution of claims against the Company; our ability to retain key executives, managers and employees; our ability to maintain product reliability and quality and growth in relevant markets; our ability to effectively anticipate technology trends and develop and market new products, solutions and technologies; and the impact of the global economic environment on the Company. There may be other factors that may cause the Company's actual results to differ materially from the forward–looking statements. All forward–looking statements attributable to the Company or persons acting on its behalf apply only as of the date of this report on Form 10-Q, or any exhibits attached hereto, and are expressly qualified in their entirety by the cautionary statements included in this report. The Company undertakes no obligation to update or revise forward–looking statements to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events.

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

Using a sensitivity analysis based on estimated fair value of open foreign currency forward contracts using available forward rates, if the U.S. dollar had been 10% weaker at June 30, 2013 and 2012, the fair value of open forward contracts would have decreased $31 million and $17 million, respectively.  Such changes in fair value would be substantially offset by the revaluation or settlement of the underlying positions hedged.

There were no open silver forward contracts as of June 30, 2013 or as of June 30, 2012.

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

Using a sensitivity analysis based on estimated fair value of short-term and long-term borrowings, if available market interest rates had been 10% (about 80 basis points) lower at June 30, 2013, the fair value of short-term and long-term borrowings would have increased $1 million and $14 million, respectively.  Using a sensitivity analysis based on estimated fair value of short-term and long-term borrowings, if available market interest rates had been 10% (about 296 basis points) lower at June 30, 2012, the fair value of short-term and long-term borrowings would have increased less than $1 million and $41 million, respectively.

The Company’s financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments.  The Company manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties.  The Company has procedures to monitor the credit exposure amounts.  The maximum credit exposure at June 30, 2013 was not significant to the Company.

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

Part II.  Other Information

ITEM 1.  LEGAL PROCEEDINGS

On January 19, 2012, Eastman Kodak Company and its U.S. subsidiaries (collectively, the "Debtors") filed voluntary petitions for relief (the "Bankruptcy Filing") under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") case number 12-10202. The Company's foreign subsidiaries (collectively, the "Non-Filing Entities") were not part of the Bankruptcy Filing. The Debtors continue to operate their businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. The Non-Filing Entities continue to operate in the ordinary course of business.  As a result of the Bankruptcy Filing, much of the pending litigation against the Debtors is stayed. Subject to certain exceptions and approval by the Bankruptcy Court, during the chapter 11 process, no party can take further actions to recover pre-petition claims against the Company. Refer to Note 2, “Bankruptcy Proceedings,” in the Notes to Financial Statements for additional information.

Subsequent to the Company’s Bankruptcy Filing, between January 27, 2012 and March 22, 2012, several putative class action suits were filed in federal court in the Western District of New York against the current and certain former members of the Board of Directors (who were subsequently dismissed from the suits), the Company’s Savings and Investment Plan (“SIP”) Committee and certain former and current executives of the Company.  The suits have been consolidated into a single action brought under the Employee Retirement Income Security Act (“ERISA”), styled as In re Eastman Kodak ERISA Litigation.  The allegations concern the decline in the Company’s stock price and its alleged impact on SIP and on the Company’s Employee Stock Ownership Plan.  Plaintiffs seek the recovery of any losses to the applicable plans, a constructive trust, the appointment of an independent fiduciary, equitable relief, as applicable, and attorneys’ fees and costs.  Defendants’ motion to dismiss the litigation was heard on May 23, 2013 and has been taken under advisement.

On February 10, 2012, a suit was filed in federal court in the Southern District of New York against the Chief Executive Officer, the former President and Chief Operating Officer and the former Chief Financial Officer, as a putative class action suit under the federal securities laws, claiming that certain Company statements concerning the Company’s business and financial results were misleading (Timothy A. Hutchinson v. Antonio M. Perez, Philip J. Faraci, and Antoinette McCorvey). The Court granted defendants’ July 2, 2012 motion to dismiss this case as against all defendants but granted the plaintiffs’ subsequent motion for leave to amend.  Plaintiffs filed a second amended complaint against only the Chief Executive Officer and the former Chief Financial Officer (Timothy A. Hutchinson v. Antonio M. Perez and Antoinette McCorvey), in which they sought damages with interest, equitable relief as applicable, and attorneys’ fees and costs.  The Court granted defendants’ motion to dismiss the case on April 25, 2013, and plaintiffs have appealed.

The Company believes that the ERISA and securities suits are not uncommon for companies in chapter 11.  On behalf of the defendants in both cases, the Company believes that the suits are without merit and will vigorously defend them on their behalf.

The Company provided an indemnity as part of the 1994 sale of Sterling Corporation (now STWB) which covered a number of environmental sites including the Lower Passaic River Study Area (“LPRSA”) portion of the Diamond Alkali Superfund Site. STWB, now owned by Bayer Corporation, is Potentially Responsible Party (“PRP”) at the site based on alleged releases from facilities formerly owned by subsidiaries of Sterling, a former Hilton Davis site in Newark and a Lehn & Fink facility in Bloomfield, New Jersey.  On February 10, 2004, the Company (through its subsidiary NPEC) joined the Cooperating Parties Group (“CPG”) and entered into a 122(h) Agreement under CERCLA on June 22, 2004, and a Consent Order with the EPA on May 8, 2007.  On February 29, 2012, the Company notified the EPA, STWB, Bayer, and the CPG that under the bankruptcy proceeding, it has elected to discontinue funding and participation in the remedial investigation being implemented by the CPG pursuant to the EPA Order.  Bayer and STWB have filed proofs of claim in the Chapter 11 cases.

On June 17, 2013 the Company, the New York State Department of Environmental Conservation and the New York State Urban Development Corporation, d/b/a Empire State Development entered into an agreement which, in part, establishes a $49 million environmental trust for Eastman Business Park (the “EBP Settlement Agreement”).  The agreement was subsequently amended on August 6, 2013 (the “Amended and Restated EBP Settlement Agreement”).  The Amended and Restated EBP Settlement Agreement includes a settlement of Kodak’s historical environmental liabilities at Eastman Business Park (“EBP”) through the establishment of an environmental remediation trust (the “EBP Trust”).  If the Amended and Restated EBP Settlement Agreement is approved by the Bankruptcy Court, and upon the satisfaction or waiver of certain conditions, (i) the EBP Trust will be responsible for investigation and remediation at EBP arising from Kodak’s historical environmental liabilities in existence prior to the effective date of the EBP Settlement, (ii) Kodak will fund the EBP Trust with a $49 million payment and transfer to the EBP Trust Kodak’s interests in personal property, equipment and fixtures used for performing any environmental response actions at EBP, and (iii) in the event the historical liabilities exceed $99 million, Kodak will become liable for 50% of the portion above $99 million.  The transaction is subject to the approval of the Bankruptcy Court, and resolution of issues raised by the United States Department of Justice on behalf of the U.S. Environmental Protection Agency, as well as satisfaction of the other conditions precedent to effectiveness set forth in the Amended and Restated EBP Settlement Agreement.

The Company and its subsidiaries are involved in various lawsuits, claims, investigations and proceedings, including commercial, customs, employment, environmental, and health and safety matters, which are being handled and defended in the ordinary course of business. The Company is also subject to various assertions, claims, proceedings and requests for indemnification concerning intellectual property, including patent infringement suits involving technologies that are incorporated in a broad spectrum of the Company’s products. These matters are in various stages of investigation and litigation, and are being vigorously defended. Much of the pending litigation against the Debtors has been stayed as a result of the Bankruptcy Filing and will be subject to resolution in accordance with the Bankruptcy Code and the orders of the Bankruptcy Court.  Based on information presently available, the Company does not believe it is reasonably possible that losses for known exposures could exceed current accruals by material amounts, although costs could be material to a particular quarter or year.

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
•
the Company will meet all the conditions associated with the Amended and Restated Senior DIP Credit Agreement, the Junior DIP Credit Agreement, the emergence credit facilities, and the Backstop Commitment Agreement;

•	the Company will realize cost savings, earnings growth and operating improvements resulting from the execution of the Debtors’ chapter 11 business and restructuring plan; or
•	future sources of funding will be available to the Company in amounts sufficient to enable it to fund the Company’s liquidity needs.

If we cannot fund the Company’s liquidity needs, we will have to take actions such as reducing or delaying capital expenditures, product development efforts, strategic acquisitions, and investments and alliances; selling additional assets; restructuring or refinancing the Company’s debt; or seeking additional equity capital.  These actions may be restricted as a result of the Debtors’ chapter 11 proceedings, the Amended and Restated Senior DIP Credit Agreement, the Junior DIP Credit Agreement, and the emergence credit facilities.  Such actions could increase the Company’s debt, negatively impact customer confidence in the Company’s ability to provide products and services, reduce the Company’s ability to raise additional capital, delay sustained profitability, and adversely affect the Debtors’ ability to emerge from bankruptcy.  We cannot assure you that any of these remedies could, if necessary, be affected on commercially reasonable terms, or at all, or that they would permit us to meet the Company’s scheduled debt service obligations.  In addition, if we incur additional debt, the risks associated with the Company’s substantial leverage, including the risk that we will be unable to service the Company’s debt or generate enough cash flow to fund the Company’s liquidity needs, could intensify.

There can be no assurance that the Company will be able to meet the closing conditions under the emergence credit facilities.
The credit agreements for the emergence credit facilities contain various conditions to closing.  Consummation of the transactions contemplated by the emergence credit facilities is a condition precedent to effectiveness of the Plan.  If Kodak cannot meet the closing conditions under the emergence credit facilities, the Debtors would not have sufficient funds to satisfy the Claims of Holders of Claims, repay their debtor-in-possession credit agreements and finance their operations going forward. As a result, this would prevent the successful restructuring of Kodak as a going concern.

There can be no assurance that the Company will be able to meet the requirements under the Backstop Commitment Agreement.
On June 18, 2013, the Company and the Backstop Parties entered into the Backstop Commitment Agreement, pursuant to which, among other things, the Backstop Parties have committed to purchase any shares offered but unsubscribed in the Rights Offering.  The Backstop Commitment Agreement is subject to certain conditions.  In particular, if a Backstop Party fails to fund such Backstop Party’s backstop commitment in accordance with the Backstop Commitment Agreement, there can be no assurance that a Backstop Party Replacement or a Cover Transaction (both as defined in the Backstop Commitment Agreement) will be consummated in accordance with the Backstop Commitment Agreement.  If a Backstop Party Replacement or a Cover Transaction has not been consummated prior to the expiration of the relevant periods, the Backstop Commitment Agreement may be terminated by the Company or the Majority Backstop Parties.  Consummation of the transactions contemplated under the Backstop Commitment Agreement is a condition precedent to effectiveness of the Plan.  If the Backstop Commitment Agreement is terminated prior to the Plan becoming effective, the Debtors may not have sufficient funds to satisfy the Claims of Holders of Claims, which may delay or prevent the successful restructuring of Kodak as a going concern.

Our plan of reorganization may not be confirmed and may not become effective.
We can make no assurances that the Debtors will receive the requisite support to confirm the POR.  Even if the Debtors receive the requisite support, there is no assurance that the Bankruptcy Court will confirm the POR.  Although the Bankruptcy Court has determined that the Disclosure Statement and the balloting procedures and results are appropriate, the Bankruptcy Court may still decline to confirm the POR if it finds that any of the statutory requirements for confirmation have not been met, including that the POR does not discriminate unfairly and is fair and equitable with respect to Classes that reject, or are deemed to reject the POR. Moreover, there can be no assurance that modifications to the POR will not be required for confirmation or that such modifications will not necessitate the resolicitation of votes.  If the POR is not confirmed, it is unclear what distributions Holders of Claims or Equity Interests would ultimately receive with respect to their Claims or Equity Interests in a subsequent plan of reorganization.

Although the Company believes that the Effective Date of the POR will occur soon after the Confirmation Date, there can be no assurance as to the occurrence of the Effective Date.  If the Effective Date does not occur by September 30, 2013, the debtor-in-possession credit facilities would be in default, and there can be no assurance the POR can be consummated absent obtaining appropriate waivers from the lenders under the debtor-in-possession credit facilities. If the Effective Date does not occur by October 2, 2013 or such later date as the Company, in consultation with the Requisite Backstop Parties, agree, the POR shall be null and void in all respects and nothing contained in the POR or the Disclosure Statement shall constitute a waiver or release of any claims by or claims against or Equity Interests in the Company, prejudice in any manner the rights of the Company or any other Person, or constitute an admission, acknowledgment, offer or undertaking by the Company or any Person.

The Kodak Pension Plan of the United Kingdom has a significant underfunded position, which Kodak Limited does not have the capacity to fully fund.  Any demands made against Kodak Limited in respect of the pension deficiency or other amounts due to this pension plan could result in the insolvent liquidation of Kodak Limited and other non-U.S. subsidiaries.
Kodak Limited is the statutory employer with respect to the Kodak Pension Plan of the United Kingdom (the “KPP”), which has an underfunded position of approximately $1.4 billion and $1.5 billion (calculated in accordance with U.S. GAAP) is included in Liabilities held for sale presented in the Consolidated Statement of Financial Position as of June 30, 2013 and December 31, 2012, respectively.   The Company previously issued a guarantee to Kodak Limited and the trustee of the KPP under which it guaranteed the ability of Kodak Limited to make certain contributions to the KPP.  Refer to Note 2, “Bankruptcy Proceedings - Eastman Kodak Company Guarantee” in the Notes to Financial Statements, for a description of the guarantee.  The trustee of the KPP filed a claim in the chapter 11 case against the Company under this guarantee alleging that the pension deficiency is approximately $2.8 billion.  The trustee of the KPP could demand that Kodak Limited fund the full pension deficiency at any time.  Kodak Limited does not have assets sufficient to fully fund the KPP deficiency if such a demand were made and not fully covered by funding received from the Company under its guarantee.  Since Kodak Limited is not a Debtor in the chapter 11 case, Kodak Limited is not protected by the stay of enforcement proceedings applicable to the Debtors and a KPP claim against Kodak Limited will not be subject to involuntary compromise as part of the Chapter 11 plan of reorganization.  In addition, Kodak Limited has not made its annual contributions of approximately $50 million due to the KPP for each of 2012 and 2013, and this amount could be demanded by the KPP at any time.  If the KPP demands payment of this amount, Kodak Limited does not have available cash to pay it without drawing on intercompany loans to other Company subsidiaries.  Kodak Limited is the largest creditor and sole equity owner of Kodak International Finance Limited, a subsidiary that currently functions as a global cash management company and also has received substantial advances from, and made substantial loans to, various non-U.S. subsidiaries whose liquidity is important to the continued operation of the global group as a going concern.

On April 26, 2013, the Company, the KPP, Kodak Limited and certain other Kodak entities entered into the KPP Global Settlement that resolves current and future liabilities of the Kodak group with respect to the KPP.  The KPP Global Settlement is subject to certain terms and conditions.  Consummation of the KPP Global Settlement on or prior to the Effective Date is a condition precedent to effectiveness of the Plan.  If the KPP Global Settlement has been terminated prior to the Plan becoming effective, the KPP Trustee will, and the Pension Protection Fund and the U.K. Pensions Regulator may, have claims against Kodak Limited and potentially other Kodak companies in addition to the claims filed by the KPP against the Company.  Prosecution of these claims could lead to the insolvent liquidation of Kodak Limited, its subsidiary Kodak International Finance Limited and other non-U.S. subsidiaries of the Company.  The insolvent liquidation of non-U.S. subsidiaries could result in the loss of control of those subsidiaries by the Company, may disrupt global cash management, and may delay or prevent the successful restructuring of Kodak as a going concern. In addition, in the event a non-Debtor subsidiary of the Company becomes insolvent or enter insolvency proceedings, any outstanding amount under the DIP ABL Credit Agreement or the DIP Term Loan Credit Agreement, principal and interest, could become immediately due and payable.  These events could render the Company unable to reorganize successfully.

Items 2, 3, 4 and 5.

Not applicable.

Item 6.  Exhibits

(a)  Exhibits required as part of this report are listed in the index appearing below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EASTMAN KODAK COMPANY
(Registrant)

Date:           August 7, 2013
/s/ Eric Samuels
Eric Samuels
Chief Accounting Officer and Corporate Controller
(Chief Accounting Officer and Authorized Signatory)

Eastman Kodak Company
Index to Exhibits
Exhibit
Number

† (2.1)
Stock and Asset Purchase Agreement between Eastman Kodak Company, Qualex, Inc., Kodak (Near East), Inc. and KPP Trustees Limited, as Trustee for the Kodak Pension Plan of the United Kingdom, dated as of April 26, 2013, filed herewith.

(3.1)	Certification of Incorporation, as amended and restated May 11, 2005.
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

(10.1)
Settlement Agreement between Eastman Kodak Company, Kodak Limited, Kodak International Finance Limited, Kodak Plolychrome Graphics Finance UK Limited, and the KPP Trustees Limited, as trustee for the Kodak Pension Plan of the United Kingdom, dated as of April 26, 2013, filed herewith.

(10.2)
Settlement Agreement (Eastman Business Park) between Eastman Kodak Company, the New York State Department of Environmental Conservation, and the New York State Urban Development Corporation d/b/a Empire State Development, dated as of June 17, 2013, filed herewith.

(10.3)	Backstop Commitment Agreement among Eastman Kodak Company and the Backstop Parties Party hereto, dated as of June 18, 2013, filed herewith.

*(10.4)	Eastman Kodak Company Executive Compensation for Excellence and Leadership Plan, as amended and restated as of January 1, 2013, filed herewith.

*(10.5)	Form of Eastman Kodak Company Administrative Guide for the 2013 Performance Period under the Executive Compensation for Excellence and Leadership Plan, filed herewith.

(31.1)	Certification signed by Antonio M. Perez – filed herewith.

(31.2)	Certification signed by Rebecca A. Roof – filed herewith.

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Antonio M. Perez– filed herewith.

(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Rebecca A. Roof– filed herewith.

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase

(101.INS)	XBRL Instance Document

(101.LAB)	XBRL Taxonomy Extension Label Linkbase

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase

(101.SCH)	XBRL Taxonomy Extension Schema Linkbase

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase

*-Management contract or compensatory plan or arrangement
†- Eastman Kodak Company requested confidential treatment of certain information contained in this exhibit.  Such information was filed separately with the Securities and Exchange Commission pursuant to an application for confidential treatment under 17 C.F.R. §§ 200.80(b)(4) and 240.24b-2