Form 10-Q/A
period 2013-10-17
EASTMAN KODAK CO
filed 2013-10-18
CIK 31235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-Q/A
(Amendment No. 1)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from__________ to __________
Commission File No. 1-87

_______________

Eastman Kodak Company
(Exact name of registrant as specified in its charter)

NEW JERSEY	16-0417150
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

343 STATE STREET, ROCHESTER, NEW YORK	14650
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone, including area code: 585-724-4000

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑    NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☑    NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). YES ☐    NO ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding at August 2, 2013
Common Stock, $2.50 par value	272,782,187
\

EXPLANATORY NOTE

Eastman Kodak Company (the “Company”) is filing this Amendment No. 1 on Form 10-Q (“Amendment No. 1”) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, originally filed with the Securities and Exchange Commission (the “Commission”) on August 7, 2013 (the “10-Q”), for the sole purpose of providing a revised copy of Exhibit 2.1 to include certain information that was previously omitted from Exhibit 2.1 pursuant to a request for confidential treatment made by the Company.  The Company has withdrawn its request for confidential treatment with respect to the specific portions of Exhibit 2.1 that were previously omitted.  This Amendment No. 1 does not reflect events occurring after the original filing date of the 10-Q or modify or update those disclosures affected by subsequent events, and this Amendment No. 1 should be read in conjunction with the 10-Q and our other filings with the Commission.

PART II.                      OTHER INFORMATION

Item 6.  Exhibits

	Exhibit Number
	2.1
Stock and Asset Purchase Agreement between Eastman Kodak Company, Qualex, Inc., Kodak (Near East), Inc., and KPP Trustees Limited, as Trustee for the Kodak Pension Plan of the United Kingdom, dated as of April 26, 2013, filed herewith.

	3.1
Certificate of Incorporation, as amended and restated May 11, 2005.
(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, as filed on August 9, 2005, Exhibit 3.)

	3.2
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

	10.1
Settlement Agreement between Eastman Kodak Company, Kodak Limited, Kodak International Finance Limited, Kodak Polychrome Graphics Finance UK Limited, and the KPP Trustees Limited, as trustee for the Kodak Pension Plan of the United Kingdom, dated as of April 26, 2013.
(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, as filed on August 7, 2013, Exhibit 10.1.)

	10.2
Settlement Agreement (Eastman Business Park) between Eastman Kodak Company, the New York State Department of Environmental Conservation, and the New York State Urban Development Corporation d/b/a Empire State Development, dated as of June 17, 2013.
(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, as filed on August 7, 2013, Exhibit 10.2.)

	10.3
Backstop Commitment Agreement among Eastman Kodak Company and the Backstop Parties Party hereto, dated as of June 18, 2013.
(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, as filed on August 7, 2013, Exhibit 10.3.)

*	10.4
Eastman Kodak Company Executive Compensation for Excellence and Leadership Plan, as amended and restated as of January 1, 2013.
(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, as filed on August 7, 2013, Exhibit 10.4.)

*	10.5
Form of Eastman Kodak Company Administrative Guide for the 2013 Performance Period under the Executive Compensation for Excellence and Leadership Plan.
(Incorporated by reference to the Eastman Kodak Company Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, as filed on August 7, 2013, Exhibit 10.5.)

	31.1	Certification signed by Antonio M. Perez, filed herewith.
	31.2	Certification signed by Rebecca A. Roof, filed herewith.

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EASTMAN KODAK COMPANY
(Registrant)

/s/ Eric Samuels
Eric Samuels
Chief Accounting Officer and Corporate Controller
(Chief Accounting Officer and Authorized Signatory)

Date:           October 18, 2013

EXHIBIT INDEX

Exhibit Number
2.1
Stock and Asset Purchase Agreement between Eastman Kodak Company, Qualex, Inc., Kodak (Near East), Inc., and KPP Trustees Limited, as Trustee for the Kodak Pension Plan of the United Kingdom, dated as of April 26, 2013.

31.1	Certification signed by Antonio M. Perez.
31.2	Certification signed by Rebecca A. Roof.