Form 10-Q
period 2013-09-30
EASTMAN KODAK CO
filed 2013-11-12
CIK 31235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each Class	Number of Shares Outstanding at November 8, 2013
Common Stock, $0.01 par value	41,734,381

EASTMAN KODAK COMPANY

Form 10-Q

September  30, 2013

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

(in millions, except per share data)

	Successor	Predecessor
	One Month Ended September 30, 2013	Two Months Ended August 31, 2013	Three Months Ended September 30, 2012
Net Sales
Products	$165	$295	$545
Services	33	69	112
Licensing & royalties	—	1	3

Total net sales	$198	$365	$660

Cost of sales
Products	$146	$228	$487
Services	30	52	98

Total cost of sales	$176	$280	$585

Gross profit	$22	$85	$75
Selling, general and administrative expenses	29	64	148
Research and development costs	8	16	35
Restructuring costs and other	4	3	111
Other operating income, net	—	—	(4)

(Loss) earnings from continuing operations before interest expense, loss on early extinguishment of debt, net, other income (charges), net, reorganization items, net and income taxes	(19)	2	(215)
Interest expense	6	33	36
Loss on early extinguishment of debt, net	—	2	—
Other income (charges), net	—	(2)	6
Reorganization items, net	5	(2,217)	56

(Loss) earnings from continuing operations before income taxes	(30)	2,182	(301)
Provision for income taxes	1	97	21

(Loss) earnings from continuing operations	(31)	2,085	(322)
Earnings (loss) from discontinued operations, net of income taxes	10	(78)	10

NET (LOSS) EARNINGS	(21)	2,007	(312)
Less: Net loss attributable to noncontrolling interests	(3)	—	—

NET (LOSS) EARNINGS ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$(18)	$2,007	$(312)

Basic and diluted (loss) earnings per share attributable to Eastman Kodak Company common shareholders:
Continuing operations	$(0.67)	$7.65	$(1.19)
Discontinued operations	0.24	(0.29)	0.04

Total	$(0.43)	$7.36	$(1.15)

Number of common shares used in basic and diluted (loss) earnings per share	41.7	272.8	271.9

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

(in millions, except per share data)

	Successor	Predecessor
	One Month Ended September 30, 2013	Eight Months Ended August 31, 2013	Nine Months Ended September 30, 2012
Net Sales
Products	$165	$1,227	$1,695
Services	33	279	338
Licensing & royalties	—	36	(53)

Total net sales	$198	$1,542	$1,980

Cost of sales
Products	$146	$955	$1,501
Services	30	219	289

Total cost of sales	$176	$1,174	$1,790

Gross profit	$22	$368	$190
Selling, general and administrative expenses	29	297	473
Research and development costs	8	66	129
Restructuring costs and other	4	43	195
Other operating income, net	—	(495)	(5)

(Loss) earnings from continuing operations before interest expense, loss on early extinguishment of debt, other income (charges), net, reorganization items, net and income taxes	(19)	457	(602)
Interest expense	6	106	103
Loss on early extinguishment of debt, net	—	8	7
Other income (charges), net	—	(13)	3
Reorganization items, net	5	(2,026)	304

(Loss) earnings from continuing operations before income taxes	(30)	2,356	(1,013)
Provision (benefit) for income taxes	1	155	(96)

(Loss) earnings from continuing operations	(31)	2,201	(917)
Earnings (loss) from discontinued operations, net of income taxes	10	(135)	(60)

NET (LOSS) EARNINGS	(21)	2,066	(977)
Less: Net loss attributable to noncontrolling interests	(3)	—	—

NET (LOSS) EARNINGS ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$(18)	$2,066	$(977)

Basic and diluted (loss) earnings per share attributable to Eastman Kodak Company common shareholders:
Continuing operations	$(0.67)	$8.08	$(3.38)
Discontinued operations	0.24	(0.50)	(0.22)

Total	$(0.43)	$7.58	$(3.60)

Number of common shares used in basic and diluted (loss) earnings per share	41.7	272.7	271.6

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(in millions)

	Successor	Predecessor		Successor	Predecessor
	One Month Ended September 30, 2013	Two Months Ended August 31, 2013	Three Months Ended September 30, 2012	One Month Ended September 30, 2013	Eight Months Ended August 31, 2013	Nine Months Ended September 30, 2012
NET (LOSS) EARNINGS	$(21)	$2,007	$(312)	$(21)	$2,066	$(977)
Other comprehensive income (loss), net of tax:
Realized and unrealized gains from hedging activity, net of tax of $0 for one month ended September 30, 2013 (Successor) and $0 for two months ended August 31, 2013, three months ended September 30, 2012, eight months ended August 31, 2013 and $2 for nine months ended September 30, 2012 (Predecessor).	—	—	—	—	—	4
Unrealized gains from investment, net of tax of $0 for one month ended September 30, 2013 (Successor) and $0 for two and eight months ended August 31, 2013 and three and nine months ended September 30, 2012 (Predecessor).	—	—	1	—	—	1
Currency translation adjustments	9	(11)	(2)	9	4	(6)
Pension and other postretirement benefit plan obligation activity, net of tax of $0 for one month ended September 30, 2013 (Successor) and of $265 and $7 for the two months ended August 31, 2013 and three months ended September 30, 2012, respectively (Predecessor) and $295 and $15 for eight months ended August 31, 2013 and nine months ended September 30, 2012, respectively (Predecessor).	—	1,156	34	—	1,604	95

Total comprehensive income (loss), net of tax	(12)	3,152	(279)	(12)	3,674	(883)
Less: comprehensive loss attributable to noncontrolling interest	(3)	—	—	(3)	—	—

COMPREHENSIVE INCOME (LOSS), NET OF TAX ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$(9)	$3,152	$(279)	$(9)	$3,674	$(883)

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF FINANCIAL POSITION (Unaudited)

(in millions)

	Successor	Predecessor
	As of September 30, 2013	As of December 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$839	$1,135
Restricted cash	102	7
Receivables, net	541	611
Inventories, net	469	420
Assets held for sale	123	578
Other current assets	47	92

Total current assets	2,121	2,843
Property, plant and equipment, net of accumulated depreciation of $17 and $3,754, respectively	723	607
Goodwill	88	132
Intangible assets, net	232	61
Deferred income taxes	62	470
Other long-term assets	184	208

TOTAL ASSETS	$3,410	$4,321

LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities
Accounts payable, trade	$324	$355
Short-term borrowings and current portion of long-term debt	4	699
Other current liabilities	599	814
Liabilities held for sale	46	1,781

Total current liabilities	973	3,649
Long-term debt, net of current portion	675	740
Pension and other postretirement liabilities	734	506
Other long-term liabilities	412	395
Liabilities subject to compromise	—	2,708

Total liabilities	2,794	7,998

Commitments and contingencies (Note 13)
Equity (Deficit)
Predecessor common stock, $2.50 par value	—	978
Successor common stock, $0.01 par value	—	—
Additional paid in capital	613	1,105
(Accumulated deficit) retained earnings	(18)	2,600
Accumulated other comprehensive income (loss)	9	(2,616)

	604	2,067
Less: Treasury stock, at cost	—	(5,746)

Total Eastman Kodak Company shareholders’ equity (deficit)	604	(3,679)
Noncontrolling interests	12	2

Total equity (deficit)	616	(3,677)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$3,410	$4,321

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF EQUITY (DEFICIT) (Unaudited)

(in millions, except share data)

	Eastman Kodak Company Shareholders
	Common Stock	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total	Noncontrolling Interests	Total
Equity (deficit) as of December 31, 2012 (Predecessor)	$978	$1,105	$2,600	$(2,616)	$(5,746)	$(3,679)	$2	$(3,677)
Net income	—	—	2,066	—	—	2,066	—	2,066
Other comprehensive income:
Currency translation adjustments	—	—	—	4	—	4	—	4
Pension and other postretirement liability adjustments ($1,899 pre-tax)	—	—	—	1,604	—	1,604	—	1,604

Total other comprehensive income	—	—	—	1,608	—	1,608	—	1,608

Stock-based compensation	—	3	—	—	—	3	—	3
Issuance of treasury stock, net (446,501 shares)		(3)	(32)	—	35	—	—	—

Equity as of August 31, 2013 (Predecessor)	978	1,105	4,634	(1,008)	(5,711)	(2)	2	—
Investment in variable interest entity	—	—	—	—	—	—	8	8
Cancellation of Predecessor Company equity	(978)	(1,105)	(4,634)	1,008	5,711	2	—	2

Equity as of August 31, 2013 (Predecessor)	$—	$—	$—	$—	$—	$—	$10	$10

Issuance of Successor Company common stock	$—	$613	$—	$—	$—	$613	$—	$613

Equity as of September 1, 2013 (Successor)	—	613	—	—	—	613	10	623
Equity transactions with noncontrolling interest	—	—	—	—	—	—	5	5
Net loss	—	—	(18)	—	—	(18)	(3)	(21)
Other comprehensive income:
Currency translation adjustments	—	—	—	9	—	9	—	9

Equity as of September 30, 2013 (Successor)	$—	$613	$(18)	$9	$—	$604	$12	$616

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(in millions)

	Successor	Predecessor
	One Month Ended September 30, 2013	Eight Months Ended August 31, 2013	Nine Months Ended September 30, 2012
Cash flows from operating activities:
Net (loss) earnings	$(18)	$2,066	$(977)
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	20	118	183
Gain on sales of businesses/assets	—	(407)	(10)
Loss on early extinguishment of debt	—	8	7
Non-cash restructuring costs, asset impairments and other charges	—	81	32
Reorganization items:
Non-cash reorganization gain	—	(1,964)	—
Payment of claims	—	(94)	—
Fresh start adjustments, net	—	(302)	—
Other non-cash reorganization items, net	—	119	213
Provision for deferred income taxes	6	448	66
(Increase) decrease in receivables	(43)	127	296
Decrease (increase) in inventories	37	(27)	(39)
Decrease in liabilities excluding borrowings	(24)	(472)	(58)
Other items, net	(23)	(248)	24

Total adjustments	(27)	(2,613)	714

Net cash used in operating activities	(45)	(547)	(263)

Cash flows from investing activities:
Additions to properties	(2)	(34)	(51)
Proceeds from sales of businesses/assets	—	827	62
Use (funding) of restricted cash	21	(136)	2
Marketable securities – sales	—	21	78
Marketable securities – purchases	—	(17)	(72)

Net cash (used in) provided by investing activities	19	661	19

Cash flows from financing activities:
Proceeds from Emergence credit facilities	—	664	—
Proceeds from Senior and Junior DIP Credit Agreements	—	450	686
Repayment of term loans under Original Senior DIP Credit Agreement	—	(664)	(175)
Repayment of term loans under Junior DIP Credit Agreement	—	(844)	—
Repayment of other borrowings	(41)	(375)	—
Proceeds from Rights Offerings	—	406	—
Contingent consideration received with sale of business	—	35	—
Reorganization items	—	—	(40)
Proceeds from sale and leaseback transaction	—	—	41

Net cash (used in) provided by financing activities	(41)	(328)	512

Effect of exchange rate changes on cash	8	(23)	3

Net (decrease) increase in cash and cash equivalents	(59)	(237)	271
Cash and cash equivalents, beginning of period	898	1,135	861

Cash and cash equivalents, end of period	$839	$898	$1,132

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

NOTES TO FINANCIAL STATEMENTS (Unaudited)

NOTE 1: BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

BASIS OF PRESENTATION

The consolidated interim financial statements are unaudited, and certain information and footnote disclosures related thereto normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been omitted in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, the accompanying unaudited consolidated interim financial statements reflect all adjustments necessary to present fairly the results of operations, financial position and cash flows of Eastman Kodak Company (“EKC” or the “Company”) and all companies directly or indirectly controlled, either through majority ownership or otherwise, (collectively, “Kodak”). The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year. These consolidated interim financial statements should be read in conjunction with Kodak’s Annual Report on Form 10-K for the year ended December 31, 2012.

Effective August 31, 2013, Kodak sold certain utilities and related facilities and entered into utilities supply and servicing arrangements with RED-Rochester, LLC (“RED”), a variable interest entity (“VIE”). Kodak determined that it was the primary beneficiary of the VIE. Therefore, Kodak consolidated RED’s assets, liabilities, and results of operations, which are immaterial to Kodak’s financial position as of August 31, 2013 and September 30, 2013 and Kodak’s results of operations and cash flows for the one month ended September 30, 2013.

On January 19, 2012 (the “Petition Date”), the Company and its U.S. subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief (the “Bankruptcy Filing”) under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The cases (the “Chapter 11 Cases”) were jointly administered as Case No. 12-10202 (ALG) under the caption “In re Eastman Kodak Company”. The Debtors operated their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of chapter 11 of the Bankruptcy Code and the orders of the Bankruptcy Court until their emergence from bankruptcy. The Company’s foreign subsidiaries (collectively, the “Non-Filing Entities”) were not part of the Chapter 11 Cases, and continued to operate in the ordinary course of business.

Upon emergence from bankruptcy on September 3, 2013, Kodak adopted fresh-start accounting which resulted in Kodak becoming a new entity for financial reporting purposes. Kodak applied fresh start accounting as of September 1, 2013. As a result of the application of fresh start accounting and the effects of the implementation of the plan of reorganization, the financial statements on or after September 1, 2013 are not comparable with the financial statements prior to that date. Refer to Note 3, “Fresh Start Accounting” for additional information.

Subsequent to the Petition Date, all expenses, gains and losses directly associated with the reorganization proceedings are reported as Reorganization items, net in the accompanying Consolidated Statement of Operations. In addition, Liabilities subject to compromise during the chapter 11 proceedings were distinguished from liabilities of the Company’s foreign subsidiaries that were not part of the Chapter 11 Cases, fully-secured liabilities that were not expected to be compromised and from post-petition liabilities in the accompanying Consolidated Statement of Financial Position.

The accompanying consolidated financial statements have been prepared assuming that Kodak will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. During the chapter 11 proceedings, Kodak’s ability to continue as a going concern was contingent upon its ability to comply with the financial and other covenants contained in its debtor-in-possession credit agreements, the Bankruptcy Court’s approval of Kodak’s plan of reorganization and Kodak’s ability to successfully implement the plan of reorganization, among other factors. As a result of the execution of the plan of reorganization there is no longer substantial doubt about Kodak’s ability to continue as a going concern.

References to “Successor” or “Successor Company” relate to the financial position and results of operations of the reorganized Kodak subsequent to September 1, 2013. References to “Predecessor” or “Predecessor Company” refer to the financial position and results of operations of Kodak prior to September 1, 2013.

Certain amounts for prior periods have been reclassified to conform to the current period classification due to the presentation of discontinued operations, assets held for sale, to reflect workers compensation obligations gross of recoveries, and for a change in the segment measure of profitability. Refer to Note 22, “Segment Information” and Note 24, “Discontinued Operations” for additional information.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. The ASU provides that a liability related to an unrecognized tax benefit would be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In that case, the liability associated with the unrecognized tax benefit is presented in the financial statements as a reduction to the related deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. In situations in which a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the tax law of the jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit will be presented in the financial statements as a liability and will not be combined with deferred tax assets. The guidance is effective prospectively for fiscal years and interim periods within those years beginning after December 15, 2013 (January 1, 2014 for Kodak). The guidance will not have an impact on Kodak’s Consolidated Financial Statements.

In March 2013, the FASB issued ASU No. 2013-05, “Foreign Currency Matters (Topic 830)—Parent’s Accounting for the Cumulative Translation Adjustment upon De-recognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” ASU No. 2013-05 specifies that a cumulative translation adjustment (CTA) should be released into earnings when an entity ceases to have a controlling financial interest in a subsidiary or group of assets within a consolidated foreign entity and the sale or transfer results in the complete or substantially complete liquidation of the foreign entity. For sales of an equity method investment that is a foreign entity, a pro-rata portion of CTA attributable to the investment would be recognized in earnings upon sale of the investment. When an entity sells either a part or all of its investment in a consolidated foreign entity, CTA would be recognized in earnings only if the sale results in the parent no longer having a controlling financial interest in the foreign entity. The changes in the ASC are effective prospectively for annual and interim periods beginning after December 15, 2013 (January 1, 2014 for Kodak). Kodak does not expect the adoption of the guidance will have a material impact on its Consolidated Financial Statements.

In February 2013, the FASB issued ASU No. 2013-04, “Liabilities (Topic 405)—Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.” ASU No 2013-04 requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the following: the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this ASU also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this update are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013 (January 1, 2014 for Kodak). Kodak does not expect the adoption of the guidance will have a material impact on its Consolidated Financial Statements.

NOTE 2: EMERGENCE FROM VOLUNTARY REORGANIZATION UNDER CHAPTER 11 PROCEEDINGS

PLAN OF REORGANIZATION

On August 23, 2013, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the revised First Amended Joint Chapter 11 Plan of Reorganization of Eastman Kodak Company and its Debtor Affiliates (the “Plan”). On September 3, 2013 (the “Effective Date”), the Plan became effective and the Debtors emerged from the Chapter 11 Cases.

On or following the Effective Date and pursuant to the terms of the Plan, the following occurred:

•	The Debtors’ obligations under the second lien notes indentures, unsecured notes indentures, stock certificates, equity interests, and / or any other instrument or document directly or indirectly evidencing or creating any indebtedness or obligation of, or ownership interest in, the Debtors or giving rise to any claim or equity interest were cancelled, except as provided under the Plan;

•	The Company’s certificate of incorporation was amended and restated to authorize the issuance of 560 million shares of stock, consisting of 60 million shares of preferred stock, no par value, and 500 million shares of common stock, par value $0.01 per share;

•	The Company entered into a senior secured first lien term loan agreement and senior secured second lien term loan agreement for an aggregate principal amount of $695 million and a $200 million senior secured asset-based revolving credit facility;

•	The Company issued 34 million shares of common stock to unsecured creditors and the Backstop Parties (as defined below) at a per share price of $11.94, for an aggregate purchase price of approximately $406 million. In addition, the Company issued 1.7 million shares of common stock to the Backstop Parties in payment of fees pursuant to the Backstop Commitment Agreement (as defined below);

•	The Company issued 6 million shares of common stock and net-share settled warrants to purchase: (i) approximately 2.1 million shares of new common stock at an exercise price of $14.93 and (ii) approximately 2.1 million shares of new common stock at an exercise price of $16.12, to the holders of general unsecured and retiree committee unsecured claims;

•	The Debtors established a liquidating trust (the “Kodak GUC Trust”) for the benefit of holders of general unsecured and retiree committee unsecured claims, into which certain avoidance actions of the Debtors were transferred;

•	The Debtors paid approximately $94 million in administrative, priority or secured claims; and

•	The Debtors resolved claims held by the Kodak Pension Plan of the United Kingdom (the “U.K. Pension Plan”) pursuant to the terms of the Global Settlement (as defined below).

Backstop Commitment Agreement and Rights Offering

On June 26, 2013, the Bankruptcy Court approved the Company’s entry into a backstop commitment agreement (the “Backstop Commitment Agreement”) with GSO Capital Partners LP, on behalf of various managed funds, BlueMountain Capital Management, LLC, on behalf of various managed funds, George Karfunkel, United Equities Commodities Company, Momar Corporation and Contrarian Capital Management, LLC, on behalf of Contrarian Funds, LLC (collectively, the “Backstop Parties”), associated with rights offerings to offer eligible creditors, including the Backstop Parties, up to 34 million shares of common stock for the per share purchase price of $11.94, or an aggregate purchase price of approximately $406 million.

A portion of the shares issued in the rights offerings are restricted securities for purposes of Rule 144 under the Securities Act of 1933 and may not be offered, sold or otherwise transferred absent registration under the Securities Act of 1933 or an applicable exemption from registration requirements. The shares issued to participants in the rights offerings were issued in reliance upon the exemption from registration under the Securities Act of 1933 provided by Regulation D thereunder and/or Section 4(a)(2) thereof; or under Section 1145 of the Bankruptcy Code as securities of a debtor issued principally in exchange for claims against a debtor and partly in exchange for cash pursuant to a plan of reorganization, the Backstop Commitment Agreement and the rights thereunder are further described in Kodak’s Form 8-K filed June 21, 2013 with the Securities and Exchange Commission.

Registration Rights Agreement

On the Effective Date, the Company and the Backstop Parties executed a registration rights agreement (the “Registration Rights Agreement”). The Registration Rights Agreement, among other rights, provides the Backstop Parties with certain registration rights with respect to the common stock.

Following the earlier of the filing of Kodak’s annual report on Form 10-K as of and for the year ending December 31, 2013 or June 30, 2014, stockholders holding registrable securities representing 25% of the outstanding common stock as of the Effective Date may require the Company to facilitate a registered offering of registrable securities; provided that if such registration has not been consummated prior to the second anniversary of the Effective Date, stockholders holding registrable securities representing 10% of the outstanding common stock as of the Effective Date may require the Company to facilitate such an offering (such offering, the “Initial Registration”). The registrable securities requested to be sold in the initial registration must have an aggregate market value of at least $75 million.

Following the initial registration, stockholders holding 10% or more of the outstanding registrable securities may demand that the Company file a shelf registration statement and effectuate one or more takedowns off of such shelf, or, if a shelf is not available, effectuate one or more stand-alone registered offerings, provided that such non-shelf registered offerings or shelf takedowns may not be requested more than four times and, in each case, shall include shares having an aggregate market value of at least $75 million. Beginning on the second anniversary of the Effective Date, upon request of a stockholder, the Company shall amend its existing shelf registration statement to register additional registrable securities as set forth in the Registration Rights Agreement. Stockholders also have the right to include their registrable securities in the initial registration or any other non-shelf registered offering or shelf takedown of the common stock by the Company for its own account or for the account of any holders of common stock.

KPP Global Settlement

The Company had previously issued (pre-petition) a guarantee to Kodak Limited (the “Subsidiary”) and KPP Trustees Limited (“KPP” or the “Trustee”), as trustee for the U.K. Pension Plan. Under that arrangement, EKC guaranteed to the Subsidiary and the Trustee the ability of the Subsidiary, only to the extent it became necessary to do so, to (1) make contributions to the U.K. Pension Plan to ensure sufficient assets existed to make plan benefit payments, as they became due, if the Subsidiary otherwise would not have sufficient assets and (2) make contributions to the U.K. Pension Plan such that it would achieve fully funded status by the funding valuation for the period ending December 31, 2022.

The Subsidiary agreed to make certain contributions to the U.K. Pension Plan as determined by a funding plan agreed to by the Trustee. The Subsidiary did not pay the annual contributions due by the funding plan for 2012 or 2013. The Trustee asserted an unsecured claim against the Company of approximately $2.8 billion under the guarantee. The Subsidiary also asserted an unsecured claim under the guarantee for an unliquidated amount. The Trustee also asserted an unliquidated claim against all Debtors, as financial support direction and contribution notice claims.

On April 26, 2013, Eastman Kodak Company, the Trustee, Kodak Limited and certain other Kodak entities entered into a global settlement agreement (the “Global Settlement”) that resolved all liabilities of Kodak with respect to the U.K. Pension Plan. The Global Settlement also provided for the acquisition by KPP and/or its subsidiaries of certain assets, and the assumption by KPP and/or its subsidiaries of certain liabilities of Kodak’s Personalized Imaging and Document Imaging businesses (together the “Business”) under a Stock and Asset Purchase Agreement dated April 26, 2013 (the “SAPA”). The underfunded position of the U.K. Pension Plan of approximately $1.5 billion was included in Liabilities held for sale presented in the Consolidated Statement of Financial Position as of December 31, 2012.

On August 30, 2013, the Company entered into an agreement (the “Amended SAPA”) amending and restating the SAPA. The Amended SAPA provides for, among other things, a series of deferred closings that will take place in certain foreign jurisdictions following the initial closing under the Amended SAPA. The deferred closings will implement the legal transfer of the Business to KPP subsidiaries in the deferred closing foreign jurisdictions in accordance with local law. Pursuant to the Amended SAPA, Kodak will operate the Business relating to the deferred closing jurisdictions, subject to certain covenants, until the applicable deferred closing occurs, and will deliver to (or receive from) a KPP subsidiary at each deferred closing a payment reflecting the actual economic benefit (or detriment) to the Business in the applicable deferred closing jurisdiction(s) from September 1, 2013 through the time of the applicable deferred closing. Up to the time of the deferred closing, the results of the operations of the Business will be reported as Earnings (loss) from discontinued operations, net of income taxes in the Consolidated Statement of Operations and the assets and liabilities of the Business will be categorized as Assets held for sale or Liabilities held for sale in the Consolidated Statement of Financial Position, as appropriate.

On the Effective Date, the following occurred pursuant to the Amended SAPA and Global Settlement:

•	The acquisition by KPP Holdco Limited (“KPP Holdco”), a wholly owned subsidiary of KPP, and certain direct and indirect subsidiaries of KPP Holdco (together with KPP Holdco, the “KPP Purchasing Parties”), of certain assets of the Business, and the assumption by the KPP Purchasing Parties of certain liabilities of the Business, for a total purchase price, exclusive of the assumption of liabilities, of $650 million, of which a gross $525 million was paid in cash (net cash consideration of $325 million) and the balance of which was settled by a $125 million note issued by the KPP (the “KPP Note”).

•	The KPP Note was cancelled after being assigned by the Company to the Subsidiary and subsequently assigned by the Subsidiary to KPP as settlement, by way of setoff, of an equal amount of outstanding pension liabilities of the Subsidiary to KPP.

•	The cash consideration was comprised of $325 million sourced from assets of the U.K. Pension Plan and $200 million sourced from a payment by the Subsidiary to KPP as payment for outstanding pension liabilities of the Subsidiary to KPP.

•	Up to $35 million in aggregate of the purchase price is subject to repayment to KPP if the Business does not achieve certain annual adjusted EBITDA targets over the four-year period ending December 31, 2018.

SECTION 363 ASSET SALES

On February 1, 2013, Kodak entered into a series of agreements related to the monetization of certain of its intellectual property assets, including the sale of its digital imaging patents. Under these agreements, Kodak received approximately $530 million, a portion of which was paid by twelve licensees that received a license to the digital imaging patent portfolio and other patents owned by Kodak. Another portion was paid by Intellectual Ventures Fund 83 LLC (“Intellectual Ventures”) and Apple, Inc., each of which acquired a portion of the digital imaging patent portfolio, subject to the licenses granted to the twelve new licensees, and previously existing licenses. In addition, Kodak retained a license to the digital imaging patents for its own use. In connection with this transaction, the Company entered into a separate agreement with FUJIFILM Corporation (“Fuji”) whereby, among other things, Fuji granted Kodak the right to sub-license certain Fuji patents to businesses Kodak ultimately sold as part of the Plan. The Debtors also agreed to allow Fuji a general unsecured claim against the Debtors in the amount of $70 million that was discharged pursuant to the terms of the Plan.

EASTMAN BUSINESS PARK SETTLEMENT AGREEMENT

On June 17, 2013 the Company, the New York State Department of Environmental Conservation and the New York State Urban Development Corporation, d/b/a Empire State Development entered into a settlement agreement, subsequently amended on August 6, 2013 (the “Amended EBP Settlement Agreement”), which resolves certain of the Company’s historical environmental liabilities at Eastman Business Park (“EBP”) through the establishment of a $49 million environmental remediation trust (the “EBP Trust”). Upon the satisfaction or waiver of certain conditions, (i) the EBP Trust will be responsible for investigation and remediation at EBP arising from the Company’s historical environmental liabilities in existence prior to the effective date of the EBP Settlement, (ii) the Company will fund the EBP Trust with a $49 million payment and transfer of certain equipment and fixtures used for remediation at EBP, and (iii) in the event the historical liabilities exceed $99 million, the Company will become liable for 50% of the portion above $99 million.

Approximately $31 million was already held in a separate trust to support the environmental liabilities related to EBP and is recorded within Other long-term assets in Kodak’s Consolidated Statement of Financial Position. An escrow account of $18 million was established on the Effective Date for the balance of the EBP Trust obligation and is reported within Restricted cash in Kodak’s Consolidated Statement of Financial Position. The Amended EBP Settlement Agreement is not yet effective and is subject to the satisfaction or waiver of certain conditions including the receipt of a covenant not to sue from the U.S. Environmental Protection Agency with respect to liabilities that are addressed in the Amended EBP Settlement Agreement.

OTHER POSTEMPLOYMENT BENEFITS

On November 7, 2012, the Bankruptcy Court entered an order approving a settlement agreement between the Debtors and the Official Committee of Retired Employees appointed by the U.S. Trustee under the chapter 11 proceedings (the “Retiree Committee”). Under the settlement agreement, the Debtors no longer provide retiree medical, dental, life insurance and survivor income benefits to current and future retirees after December 31, 2012 (other than COBRA continuation coverage of medical and/or dental benefits or conversion coverage as required by applicable benefit plans or applicable law), and the Retiree Committee established a trust from which some limited benefits for some retirees may be provided after December 31, 2012. The trust or related account was funded by the following contributions from the Debtors: $7.5 million in cash paid by the Company in the fourth quarter of 2012, an administrative claim against the Debtors in the amount of $15 million that was paid on the Effective Date, and a general unsecured claim against the Debtors in the amount of $635 million that was discharged upon emergence pursuant to the terms of the Plan.

RETIREES’ SETTLEMENT

The Debtors’ estimated allowed claims for pre-petition obligations for the Kodak Excess Retirement Income Plan (the “KERIP”), the Kodak Unfunded Retirement Income Plan (the “KURIP”), the Kodak Company Global Pension Plan for International Employees, and individual letter agreements with certain current and former employees that provided for supplemental non-qualified pension benefits have been reported as Liabilities subject to compromise in the accompanying Consolidated Statement of Financial Position during the chapter 11 proceedings.

On April 30, 2013, Eastman Kodak Retirees Association Ltd. and certain holders of KERIP and KURIP claims (together with the Debtors, the “Settlement Parties”) filed a motion (the “Motion”) requesting that the Bankruptcy Court appoint a committee pursuant to section 1102(a)(2) of the Bankruptcy Code, to represent the interests of the holders of the KERIP and KURIP claims, and asserted that they and certain other holders of the KERIP and KURIP claims disagreed with the underlying discount rates and mortality tables used by the Debtors to calculate the KERIP and KURIP estimated allowed claim amounts. Subsequent to the filing of the Motion, the Settlement Parties entered into a stipulation (the “Stipulation”) approved by an order of the Bankruptcy Court, which became effective on July 18, 2013, for a total allowed claim of approximately $244 million. During August 2013 a provision for expected allowed claims of approximately $27 million was reflected in Reorganization Items, net in the accompanying Consolidated Statement of Operations to increase the recorded liability to what was ultimately agreed to in the Stipulation.

On the Effective Date, the claim was discharged upon emergence pursuant to the terms of the Plan.

NOTE 3: FRESH START ACCOUNTING

In connection with the Company’s emergence from chapter 11 Kodak applied the provisions of fresh start accounting to its financial statements as (i) the holders of existing voting shares of the Predecessor Company received less than 50% of the voting shares of the emerging entity and (ii) the reorganization value of Kodak’s assets immediately prior to confirmation was less than the post-petition liabilities and allowed claims. Kodak applied fresh start accounting as of September 1, 2013.

Upon the application of fresh start accounting, Kodak allocated the reorganization value to its individual assets based on their estimated fair values. Reorganization value represents the fair value of the Successor Company’s assets before considering liabilities. The excess reorganization value over the fair value of identified tangible and intangible assets is reported as goodwill.

Reorganization Value

In support of the Plan, the enterprise value of the Successor Company was estimated to be in the range of $875 million to $1.4 billion. Based on the estimates and assumptions used in determining the enterprise value, as further discussed below, Kodak estimated the enterprise value to be $1 billion.

In order to determine the reorganization value, Kodak estimated the enterprise value of the Successor Company utilizing the guideline public company method and discounted cash flow method. The use of each approach provides corroboration for the other approach.

To estimate fair value utilizing the guideline public company method, Kodak applied valuation multiples, derived from the operating data of publicly-traded benchmark companies, to the same operating data of Kodak. The comparable public company analysis identified a group of comparable companies giving consideration to lines of business and markets served, size and geography. The valuation multiples were derived based on projected financial measures of revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”) and applied to projected operating data of Kodak. The range of multiples for the comparable companies was between .2x-.9x of revenue and 2.5x-8.0x of EBITDA.

To estimate fair value utilizing the discounted cash flow method, Kodak established an estimate of future cash flows for the period ranging from September 1, 2013 to December 31, 2022 and discounted the estimated future cash flows to present value. The expected cash flows for the period September 1, 2013 to December 31, 2017 were based on the financial projections and assumptions utilized in the disclosure statement. The expected cash flows for the period January 1, 2018 to December 31, 2022 were derived from earnings forecasts and assumptions regarding growth and margin projections, as applicable. A terminal value was included, calculated using the constant growth method, based on the cash flows of the final year of the forecast period.

The discount rate of 29% was estimated based on an after-tax weighted average cost of capital (“WACC”) reflecting the rate of return that would be expected by a market participant. The WACC also takes into consideration a company specific risk premium reflecting the risk associated with the overall uncertainty of the financial projections used to estimate future cash flows.

As the valuation approaches produced comparable ranges of enterprise value, Kodak selected equal weighting of the guideline public company method and discounted cash flow method to estimate the enterprise value.

The following table reconciles the enterprise value to the estimated fair value of Successor common stock as of the Effective Date:

(in millions, except share and per share value)
Enterprise value	$1,000
Plus: Cash and cash equivalents	898
Less: Other non-operating liabilities	18
Less: Fair value of debt and capitalized lease obligations	734
Less: Fair value of pension and other postretirement obligations	533
Less: Fair value of warrants	24

Fair value of Successor common stock	$589

Shares outstanding at September 3, 2013	41,753,211
Per share value	$14.11

The fair value of debt and capitalized lease obligations represents $44 million of short term borrowings, $14 million of capitalized lease obligations and $676 million of long-term debt. The fair value of long-term debt was determined based on a market approach utilizing market yields and was estimated to be approximately 97% of par value. The fair value of capitalized lease obligations was determined based on market rents while the fair value of short term debt approximated its carrying value.

The fair value of pension and other post retirement obligations was determined based on a discounted cash flow method of expected cash contributions for the period of September 1, 2013 to December 31, 2099. The expected cash contributions were discounted to present value using a discount rate of 3.5%.

The fair value of the warrants was estimated using a Black-Scholes pricing model with the following assumptions: implied stock price of $14.11; strike price of $14.93 for 125% warrants and $16.12 for 135% warrants; expected volatility of 47% for 125% warrants and 48% for 135% warrants; expected dividend rate of 0.0%; risk free interest rate of 1.67%; expiration date of five years.

The following table reconciles the enterprise value to the estimated reorganization value as of the Effective Date:

(in millions)
Enterprise value	$1,000
Plus: Cash and cash equivalents	898
Plus: Fair value of noncontrolling interests	10
Plus: Fair value of non-debt liabilities	2,088
Less: Fair value of pension and other postretirement obligations	533

Reorganization value of Successor assets	$3,463

The fair value of non-debt liabilities represents total liabilities of the Successor Company on the Effective Date less Short term borrowings and current portion of long-term debt, Long-term debt, net of current portion, $14 million in capital lease obligations and $18 million in other non-operating liabilities.

Consolidated Statement of Financial Position

The adjustments set forth in the following consolidated Statement of Financial Position reflect the effect of the consummation of the transactions contemplated by the Plan (reflected in the column “Reorganization Adjustments”) as well as fair value adjustments as a result of the adoption of fresh start accounting (reflected in the column “Fresh Start Adjustments”). The explanatory notes highlight methods used to determine fair values or other amounts of the assets and liabilities as well as significant assumptions or inputs.

(in millions)	Predecessor Company (a)	Reorganization Adjustments		Fresh Start Adjustments		Successor Company
ASSETS
Current Assets
Cash and cash equivalents	$1,070	$(172	)(1)	$—		$898
Restricted cash	24	98	(2)	—		122
Receivables, net	492	—		—		492
Inventories, net	435	—		67	(21)	502
Assets held for sale	109	—		8	(22)	117
Other current assets	77	8	(3)	(42	)(23)	42
		(1	)(4)

Total current assets	2,207	(67)		33		2,173
Property, plant & equipment, net	507	—		220	(24)	727
Goodwill	56	—		32	(25)	88
Intangible assets, net	43	—		192	(26)	235
Deferred income taxes	22	(21	)(3)	55	(23)	56
Other long-term assets	202	15	(5)	(26	)(27)	184
		8	(6)	(8	)(28)
		(8	)(7)	1	(29)

TOTAL ASSETS	$3,037	$(73)		$499		$3,463

LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities
Accounts payable, trade	$317	$6	(8)	$—		$339
		3	(9)
		13	(10)
Short-term borrowings and current portion of long-term debt	681	(641	)(11)	—		44
		4	(12)
Other current liabilities	600	(17	)(13)	(8	)(30)	586
		(13	)(3)	(14	)(29)
		38	(14)
Liabilities held for sale	45	—		(3	)(22)	42

Total current liabilities	1,643	(607)		(25)		1,011
Long-term debt, net of current portion	370	(370	)(15)	11	(31)	676
		665	(16)
Pension and other postretirement liabilities	411	156	(17)	178	(29)	745
Other long-term liabilities	318	61	(17)	82	(23)	408
				(53	)(32)
Liabilities subject to compromise	2,475	(2,475	)(17)	—		—

Total liabilities	5,217	(2,570)		193		2,840

Equity (Deficit)
Common stock (Successor)	—	—	(18)	—		—
Additional paid in capital (Successor)	—	540	(18)	73	(33)	613
Common stock (Predecessor)	978	(978	)(19)	—		—
Additional paid in capital (Predecessor)	1,105	(1,105	)(19)	—		—
Retained earnings (deficit)	2,446	(1,671	)(20)	(775	)(34)	—
Accumulated other comprehensive loss	(1,008)	—		1,008	(34)	—

	3,521	(3,214)		306		613
Less: Treasury stock (Predecessor)	(5,711)	5,711	(19)	—		—

Total Eastman Kodak Company shareholders’ (deficit) equity	(2,190)	2,497		306		613
Noncontrolling interests	10	—		—		10

Total equity (deficit)	(2,180)	2,497		306		623

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$3,037	$(73)		$499		$3,463

(a)	On the Effective Date, Kodak completed the sale of substantially all of its assets constituting the Personalized Imaging and Document Imaging businesses to KPP Holdco Limited. This transaction has been reflected in the Predecessor Company period. Refer to Note 24, “Discontinued Operations” for additional information.

Reorganization adjustments

1.	Reflects the net cash payments recorded as of the Effective Date from implementation of the Plan:

(in millions)
Sources:
Net proceeds from Emergence Credit Facilities	$664
Proceeds from Rights Offerings	406

Total sources	$1,070
Uses:
Repayment of Junior DIP Term Loans	$644
Repayment of Second Lien Notes	375
Claims paid at emergence	94
Funding of escrow accounts	113
Other fees and expenses	16

Total uses	1,242

Net uses	$(172)

Other fees and expenses represent $7 million payment for accrued and unpaid interest related to the repayment of debt and $9 million payment for emergence and success fees, which is included in Reorganization items, net in the Consolidated Statement of Operations.

2.	Reflects the funding of $80 million to the professional fee escrow account for professional fees accrued at emergence and $18 million related to the EBP Settlement Agreement. Refer to Note 2, “Emergence from Voluntary Reorganization under Chapter 11 Proceedings” for additional information regarding the EBP Settlement Agreement.

3.	Reflects the expiration of tax attributes, which was fully offset by a corresponding decrease in Kodak’s U.S. valuation allowance, as a result of the Debtors’ emergence from chapter 11 bankruptcy proceedings. Refer to Note 12, “Income Taxes” for additional information.

4.	Represents the write-off of unamortized debt issuance costs of $1 million related to the Junior DIP Credit Agreement upon repayment in full of all outstanding term loans on the Effective Date. This amount has been included in Reorganization items, net in the Consolidated Statement of Operations.

5.	Represents the funding of $15 million in cash collateralization for letters of credit under the ABL Credit Facility.

6.	Represents $8 million of debt issuance costs incurred related to the Emergence Credit Facilities.

7.	Represents the write-off of $5 million of deferred debt issuance costs upon repayment in full of all loans outstanding under the 9.75% senior secured notes due 2018 and 10.625% senior secured notes due 2019 and the write-off of $3 million of deferred equity issuance costs. These amounts have been included in Reorganization items, net in the Consolidated Statement of Operations.

8.	Represents $6 million in claims expected to be satisfied in cash that were reclassified from Liabilities subject to compromise.

9.	Represents $3 million of accrued expenses related to the Emergence Credit Facilities that have been deferred and recorded as part of Other Current assets.

10.	Represents $13 million in success fees accrued upon emergence that have been included in Reorganization items, net in the Consolidated Statement of Operations.

11.	On the Effective Date, the Company repaid in full all term loans outstanding under the Junior DIP Credit Agreement for an aggregate remaining principal amount of approximately $644 million offset by $3 million of unamortized debt discount that was written off upon repayment of the debt and is included in Reorganization items, net in the Consolidated Statement of Operations.

12.	Represents $4 million of principal amount recorded as short-term borrowings pursuant to the terms of the Emergence Credit Facility.

13.	On the Effective Date, the Company paid $7 million of accrued and unpaid interest related to the repayment of debt and $10 million in administrative claims that was included within Other current liabilities.

14.	Represents $29 million in claims expected to be settled in cash and $9 million of liabilities that have been retained by Kodak in accordance with the Plan that have been reclassified from Liabilities subject to compromise.

15.	On the Effective Date, the Company repaid in full all loans outstanding under the 9.75% senior secured notes due 2018 and 10.625% senior secured notes due 2019 for an aggregate principal amount of approximately $375 million offset by $5 million of unamortized debt discount that was written off upon repayment of the debt and is included in Reorganization items, net in the Consolidated Statement of Operations.

16.	Upon issuance of the Term Loans under the Emergence Credit Facility, the Company received net proceeds of approximately $669 million, of which $4 million of the principal amount of the loans are recorded as short-term borrowings pursuant to the terms of the Emergence Credit Facility.

17.	Liabilities subject to compromise were settled as follows in accordance with the Plan:

(in millions)
Liabilities subject to compromise (LSTC)		$2,475
Cash payments at emergence from LSTC		(84)
Claims expected to be satisfied in cash		(35)
Liabilities reinstated at emergence:
Pension and other postretirement liabilities	(156)
Environmental obligations	(61)
Other current liabilities	(9)

Total liabilities reinstated at emergence		(226)
Fair value of equity issued to unsecured creditors		(85)
Fair value of warrants issued to unsecured creditors		(24)

Gain on settlement of liabilities subject to compromise		$2,021

Refer to explanation #18 for the determination of fair value for equity issued to unsecured creditors.

18.	Reflects the issuance of 34 million shares of common stock at a per share price of $11.94 in connection with the Rights Offering, 6 million shares of common stock issued to the holders of general unsecured and retiree committee unsecured claims valued at $14.11 per share, 1.7 million shares of common stock valued at $14.11 per share issued to the Backstop Parties in connection with the Backstop Commitment Agreement, 0.1 million shares of common stock issued under Kodak’s 2013 Omnibus Incentive Plan on the Effective Date, and issuance of warrants valued at $24 million.

19.	Reflects the cancellation of Predecessor Company equity to retained earnings.

20.	Reflects the cumulative impact of the reorganization adjustments discussed above:

(in millions)
Gain on settlement of liabilities subject to compromise	$2,021
Fair value of shares issued to Backstop Parties and employees	(25)
Write-off of unamortized debt discounts and debt issuance costs	(14)
Success fees accrued at emergence	(13)
Emergence and success fees paid at emergence	(9)
Write-off of deferred equity issuance costs	(3)

Net gain on reoganization adjustments	1,957
Cancellation of Predecessor Company equity	(3,628)

Net impact to Retained earnings (deficit)	$(1,671)

The net gain on reorganization adjustments has been included in Reorganization items, net in the Consolidated Statement of Operations.

Fresh Start adjustments

21.	An adjustment of $67 million was recorded to increase the net book value of inventories to their estimated fair value, which was determined as follows:

•	Fair value of finished goods inventory were determined based on the estimated selling price less costs to sell including disposal and holding period costs, and a reasonable profit margin on the selling and disposal effort.

•	Fair value of work-in-process was determined based on the estimated selling price once completed less total costs to complete the manufacturing effort, costs to sell including disposal and holding period costs, and a reasonable profit on the remaining manufacturing, selling and disposal effort.

•	Fair value of raw materials was determined based on current replacement costs.

The following table summarizes the components of inventory as of August 31, 2013, and the fair value at September 1, 2013:

(in millions)	Successor As of September 1, 2013	Predecessor As of August 31, 2013
Finished goods	$280	$235
Work in process	120	99
Raw materials	102	101

Total	$502	$435

22.	Represents fair value adjustment to the assets and liabilities of the Company’s Personalized Imaging and Document Imaging businesses in delayed close countries.

23.	Represents the net decrease in tax assets and tax liabilities associated with adjustments for fresh start accounting.

24.	An adjustment of $220 million was recorded to increase the net book value of property, plant and equipment to estimated fair value. Fair value was determined as follows:

•	The market, sales comparison or trended cost approach was utilized for land, buildings and building improvements. This approach relies upon recent sales, offerings of similar assets or a specific inflationary adjustment to original purchase price to arrive at a probable selling price.

•	The cost approach was utilized for machinery and equipment. This approach considers the amount required to construct or purchase a new asset of equal utility at current prices, with adjustments in value for physical deterioration, and functional and economic obsolescence. Physical deterioration is an adjustment made in the cost approach to reflect the real operating age of an asset with regard to wear and tear, decay and deterioration that is not prevented by maintenance. Functional obsolescence is the loss in value or usefulness of an asset caused by inefficiencies or inadequacies of the asset, as compared to a more efficient or less costly replacement asset with newer technology. Economic obsolescence is the loss in value or usefulness of an asset due to factors external to the asset, such as the economics of the industry, reduced demand, increased competition or similar factors.

The following table summarizes the components of property, plant and equipment, net as of August 31, 2013, and the fair value at September 1, 2013:

(in millions)	Successor As of September 1, 2013	Predecessor As of August 31, 2013
Land	$114	$35
Buildings and building improvements	180	189
Machinery and equipment	402	252
Construction in progress	31	31

Total	$727	$507

For property, plant and equipment existing at September 1, 2013, the depreciable lives were revised to reflect the remaining estimated useful lives as follows (in years):

Buildings and building improvements	1-38
Land improvements	1-20
Leasehold improvements	1-10
Equipment	1-20
Tooling	1-3
Furniture and fixtures	1-10

25.	This adjustment eliminated the Predecessor goodwill balance of $56 million and records Successor goodwill of $88 million, which represents the reorganizational value of assets in excess of amounts allocated to identified tangible and intangible assets, as follows:

(in millions)	Successor As of September 1, 2013
Reorganization value of Successor assets	3,463
Less: Fair value of Successor assets (excluding goodwill)	3,375

Reorganization value of Successor assets in excess of fair value—Successor goodwill	$88

Refer to Note 8, “Goodwill and Other Intangible Assets” for Successor goodwill by reportable segment.

26.	The net adjustment of $192 million reflects the write-off of existing intangibles of $43 million and an adjustment of $235 million to record the fair value of intangibles, determined as follows:

a.	Trade names of $54 million were valued using the income approach, specifically the relief from royalty method based on the following significant assumptions.

i.	Forecasted revenues attributable to the trade names ranging from September 1, 2013 to December 31, 2023, including a terminal year with growth rates ranging from 0% to 3%;

ii.	Royalty rates ranging from .5% to 1% of expected net sales determined with regard to comparable market transactions and profitability analysis ;

iii.	Discount rates ranging from 27% to 32%, which were based on the after-tax weighted-average cost of capital; and

iv.	Kodak anticipates using its trade name for an indefinite period.

b.	Technology based intangibles of $131 million were valued using the income approach, specifically the relief from royalty method based on the following significant assumptions:

i.	Forecasted revenues attributable to the respective technologies for the period ranging from September 1, 2013 to December 31, 2025;

ii.	Royalty rates ranging from 1% to 16% determined with regard to comparable market transactions and cash flows of the respective technologies;

iii.	Discount rates ranging from 29% to 34%, based on the after-tax weighted-average cost of capital; and

iv.	Economic lives ranging from 4 to 12 years.

c.	Customer related intangibles of $39 million were valued using the income approach, specifically the multi-period excess earnings approach based on the following significant assumptions:

i.	Forecasted revenues and profit margins attributable to the current customer base for the period ranging from September 1, 2013 to December 31, 2024;

ii.	Attrition rates ranging from 2.5% to 20%;

iii.	Discount rates ranging from 29% to 38%, based on the after-tax weighted-average cost of capital; and

iv.	Economic lives ranging from 3 to 10 years.

d.	In-process research and development of $9 million was determined using the income approach, specifically the multi-period excess earnings method based on the following significant assumptions:

i.	Forecasted revenues attributable to the respective research and development projects for the period of September 1, 2013 to December 31, 2019;

ii.	Discount rate of 40% based on the after-tax weighted-average cost of capital adjusted for perceived risks inherent in the individual assets; and

iii.	Economic life of 6 years.

e.	In addition, the Company recorded the fair value of other intangibles of $2 million primarily related to favorable contracts and leasehold improvements that were favorable relative to available market terms.

27.	Represents the write-off of deferred costs under various licensing transactions now being reflected in intangible assets.

28.	Represents the write-off of unamortized debt issuance costs related to the Emergence Credit Facilities.

29.	Represents the revaluation of pension and other postretirement obligations. Refer to Note 16, Retirement Plans and Other Postretirement Benefits” for additional information.

30.	Represents the revaluation of deferred revenues to the fair value of Kodak’s related future performance obligations.

31.	Represents the write-off of unamortized debt discounts related to the Emergence Credit Facilities based on the fair value of debt.

32.	Represents $38 million decrease in capitalized lease obligations determined based on market rents, $19 million decrease related to the remeasurement of employee benefit obligations offset by net $4 million increase in fair value adjustment related to asset retirement obligations and other miscellaneous liabilities.

33.	Reflects the increase in fair value of the 34 million shares of common stock issued in connection with the Rights Offering from $11.94 to $14.11 per share.

34.	Reflects the cumulative impact of fresh start adjustments as discussed above and the elimination of the Predecessor Company’s accumulated other comprehensive loss.

(in millions)
Establishment of Successor goodwill	$88
Elimination of Predecessor goodwill	(56)
Establishment of Successor intangibles	235
Elimination of Predecessor intangibles	(43)
Inventory fair value adjustment	67
Property, plant & equipment fair value adjustment	220
Pension and other postretirement obligations fair value adjustment	(178)
Rights offering fair value adjustment	(73)
Long-term debt fair value adjustment	(11)
Other assets and liabilities fair value adjustments	53

Net gain on fresh start adjustments	302
Tax impact on fresh start adjustments	(69)
Elimination of Predecessor accumulated other comprehensive loss	(1,008)

Net impact on Retained earnings (deficit)	$(775)

The net gain on fresh start adjustments has been included in Reorganization items, net in the Consolidated Statement of Operations.

NOTE 4: REORGANIZATION ITEMS, NET

A summary of reorganization items, net is presented in the following table:

	Successor	Predecessor		Successor	Predecessor
(in millions)	One Month Ended September 30, 2013	Two Months Ended August 31, 2013	Three Months Ended September 30, 2012	One Month Ended September 30, 2013	Eight Months Ended August 31, 2013	Nine Months Ended September 30, 2012
Professional fees	$5	$15	$37	$5	$114	$125
DIP credit agreement financing costs	—	—	—	—	—	45
Provision for expected allowed claims	—	33	19	—	133	138
Net gain on reorganization adjustments	—	(1,957)	—	—	(1,957)	—
Net gain on fresh start adjustments	—	(302)			(302)	—
Other items, net	—	(6)	—	—	(14)	(4)

Reorganization items, net	$5	$(2,217)	$56	$5	$(2,026)	$304

Cash payments for reorganization items	$9	$109	$48	$9	$210	$131

Subsequent to the Effective Date, costs directly attributable to the implementation of the Plan are reported as Reorganization items, net. The cash payments for reorganization items for the two months ended August 31, 2013 includes $84 million of claims paid related to liabilities subject to compromise and $7 million for emergence and success fees paid on the Effective Date. Refer to Note 3, “Fresh Start Accounting” for additional information on the net gain on reorganization and fresh start adjustments.

NOTE 5: RECEIVABLES, NET

(in millions)	Successor As of September 30, 2013	Predecessor As of December 31, 2012
Trade receivables	$443	$510
Miscellaneous receivables	98	101

Total (net of allowances of $1 and $30 as of September 30, 2013 and December 31, 2012, respectively)	$541	$611

In connection with the application of fresh start accounting on September 1, 2013, the carrying value of trade receivables was adjusted to fair value, eliminating the allowance for bad debts as of that date.

Approximately $40 million and $77 million of the total trade receivable amounts as of September 30, 2013, and December 31, 2012, respectively, will potentially be settled through customer deductions in lieu of cash payments. Such deductions represent rebates owed to customers and are included in Other current liabilities as of September 30, 2013 and Other current liabilities and Liabilities subject to compromise as of December 31, 2012 in the accompanying Consolidated Statement of Financial Position.

NOTE 6: INVENTORIES, NET

	Successor	Predecessor
(in millions)	As of September 30, 2013	As of December 31, 2012
Finished goods	$266	$236
Work in process	110	87
Raw materials	93	97

Total	$469	$420

In connection with the application of fresh start accounting on September 1, 2013, Kodak recorded fair value adjustments disclosed in Note 3, “Fresh Start Accounting.”

NOTE 7: PROPERTY, PLANT AND EQUIPMENT, NET

	Successor	Predecessor
(in millions)	As of September 30, 2013	As of December 31, 2012
Land	$120	$39
Buildings and building improvements	181	1,156
Machinery and equipment	404	3,138
Construction in progress	35	28

	740	4,361
Accumulated depreciation	(17)	(3,754)

Property, plant and equipment, net	$723	$607

In connection with the application of fresh start accounting on September 1, 2013, Kodak recorded fair value adjustments disclosed in Note 3, “Fresh Start Accounting.” Accumulated depreciation was therefore eliminated as of that date.

NOTE 8: GOODWILL AND OTHER INTANGIBLE ASSETS

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

The carrying value of goodwill by reportable segments is as follows:

(in millions)	Graphics, Entertainment and Commercial Films Segment	Digital Printing and Enterprise Segment	Consolidated Total
Balance as of December 31, 2012 (Predecessor):	$115	$17	$132
Impairment	(77)	—	(77)
Currency translation adjustments	1	—	1

Balance as of August 31, 2013 (Predecessor):	$39	$17	$56

Impact of fresh start accounting	$22	$10	$32

Balance as of September 30, 2013 (Successor):	$61	$27	$88

Prior to the application of fresh start accounting, goodwill represents the excess of the amount Kodak paid to acquire businesses over the fair value of their net assets at the date of the acquisition. Kodak adjusted the carrying value of goodwill upon application of fresh start accounting (see Note 3, “Fresh Start Accounting”). Kodak tests goodwill for impairment annually or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Upon application of fresh start accounting, the annual assessment date for goodwill impairment is changed to October 1.

Goodwill relating to the Personalized and Document Imaging Segment was reported as a component of assets held for sale in the accompanying Consolidated Statement of Financial Position.

As part of fresh start accounting, Kodak wrote-off existing intangibles and accumulated amortization and recorded an adjustment of $235 million to reflect the fair value of intangibles. Refer to Note 3, “Fresh Start Accounting.”

The gross carrying amount and accumulated amortization by major intangible asset category as of September 30, 2013 and December 31, 2012 were as follows:

	Successor As of September 30, 2013
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Amortization Period
Technology-based	$131	$2	$129	8 years
Trade names	54	—	54	Indefinite life
Customer-related	39	1	38	9 years
In-process research and development	9	—	9	6 years
Other	2	—	2	25 years

Total	$235	$3	$232

	Predecessor As of December 31, 2012
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Amortization Period
Technology-based	$51	$47	$4	8 years
Customer-related	222	172	50	10 years
Other	16	9	7	18 years

Total	$289	$228	$61	10 years

Amortization expense related to intangible assets was $3 million, $2 million, $4 million, $10 million and $21 million for the one month ended September 30, 2013 (Successor), two months ended August 31, 2013 (Predecessor), three months ended September 30, 2012 (Predecessor), eight months ended August 31, 2013 (Predecessor) and nine months ended September 30, 2012 (Predecessor), respectively.

Estimated future amortization expense related to intangible assets as of September 30, 2013 was as follows:

(in millions)
2013	$7
2014	27
2015	27
2016	26
2017	24
2018	19
2019 and thereafter	48

Total	$178

NOTE 9: OTHER CURRENT LIABILITIES

	Successor As of September 30, 2013	Predecessor As of December 31, 2012
(in millions)
Accrued employment-related liabilities	$202	$283
Accrued customer rebates	53	83
Deferred revenue	44	63
Accrued interest	2	107
Accrued restructuring liabilities	34	83
Deferred consideration on disposed businesses	64	—
Other	200	195

Total	$599	$814

The Other component above consists of other miscellaneous current liabilities that individually were less than 5% of the total current liabilities component within the Consolidated Statement of Financial Position, and therefore, have been aggregated.

NOTE 10: OTHER LONG-TERM LIABILITIES

(in millions)	Successor As of September 30, 2013	Predecessor As of December 31, 2012
Non-current tax-related liabilities	$71	$36
Environmental liabilities	82	72
Asset retirement obligations	47	62
Other	212	225

Total	$412	$395

The Other component above consists of other miscellaneous long-term liabilities that individually were less than 5% of the total liabilities component within the Consolidated Statement of Financial Position, and therefore, have been aggregated.

NOTE 11: SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Debt and related maturities and interest rates were as follows at September 30, 2013 and December 31, 2012:

				Weighted-Average Effective Interest Rate	Successor As of September 30, 2013	Predecessor As of December 31, 2012
(in millions)	Country	Type	Maturity		Carrying Value	Carrying Value
Current portion:
	U.S.	Term note	2013-2014	7.89%	$4	$—
	U.S.	Original Senior DIP Credit Agreement	2013	8.63%	—	659
	Germany	Term note	2013	6.16%	—	38
	Brazil	Term note	2013	19.80%	—	2

					4	699

Non-current portion:
	U.S.	Term note	2019	7.89%	407	—
	U.S.	Term note	2020	11.27%	268	—
	U.S.	Secured term note	2018	10.11%	—	493
	U.S.	Secured term note	2019	10.87%	—	247

					675	740

Liabilities subject to compromise:
	U.S.	Term note	2013	6.16%	—	20
	U.S.	Term note	2013	7.25%	—	250
	U.S.	Convertible	2017	12.75%	—	400
	U.S.	Term note	2018	9.95%	—	3
	U.S.	Term note	2021	9.20%	—	10

					—	683

					$679	$2,122

On February 1, 2013, Kodak entered into a series of agreements under which it received approximately $530 million of proceeds, net of withholding taxes, a portion of which was paid by intellectual property licensees and a portion of which was paid by the acquirers of Kodak’s digital imaging patent portfolio. Approximately $419 million of the proceeds were used to prepay the term loan under the Original Senior Debtor-in-Possession (‘DIP’) Credit Agreement. The Company paid the remaining outstanding term loan balance, in full, upon entering into the Junior DIP Credit Agreement. Kodak recognized a loss on early extinguishment of debt of the term loan of approximately $6 million in the first quarter of 2013.

On March 22, 2013, the Company and certain subsidiary guarantors entered into a Debtor-in-Possession Loan Agreement (the “Junior DIP Credit Agreement”) with the lenders signatory thereto. Pursuant to the terms of the Junior DIP Credit Agreement, the lenders provided the Company with term loan facilities in an aggregate principal amount of approximately $848 million consisting of approximately $473 million of new money term loans (the “New Money Loans”), comprised of approximately $455 million original principal and approximately $18 million of additional paid-in-kind of fees, and $375 million of junior term loans (the “Junior Loans”). Upon issuance of the New Money Loans, Kodak received net proceeds of approximately $450 million ($455 million original principal less 1% stated discount). The Junior Loans were issued in exchange for the same principal amount of a combination of the 2018 secured term notes and the 2019 secured term notes (collectively the “Second Lien Notes”) pursuant to an offer by the Company to holders of the outstanding Second Lien Notes. The maturity date of the loans made under the Junior DIP Credit Agreement was the earliest to occur of (i) September 30, 2013, (ii) the effective date of the Company’s plan of reorganization and (iii) the acceleration of such loans.

On the Effective Date, in accordance with provisions in the Plan, the Company made payments totaling $1,221 million to repay, in full, the Second Lien Notes and the Junior DIP Credit Agreement. The payments for discharge of existing debt also consist of $5 million in exit fees. In addition, $683 million of debt classified as liabilities subject to compromise was discharged pursuant to the Plan.

Annual maturities of debt outstanding at September 30, 2013, were as follows:

(in millions)	Carrying value	Maturity value
2013	$2	$2
2014	4	4
2015	4	4
2016	4	4
2017	4	4
2018	4	4
2018 and thereafter	657	673

Total	$679	$695

EMERGENCE CREDIT FACILITIES

On the Effective Date, the Company entered into (i) a Senior Secured First Lien Term Credit Agreement (the “First Lien Term Credit Agreement”) with the lenders party thereto (the “First Lien Lenders”), JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Securities LLC, Barclays Bank PLC, and Merrill Lynch, Pierce, Fenner & Smith Inc. as joint lead arrangers and joint bookrunners, and (ii) a Senior Secured Second Lien Term Credit Agreement (the “Second Lien Term Credit Agreement,” and together with the First Lien Term Credit Agreement, the “Term Credit Agreements”), with the lenders party thereto (the “Second Lien Lenders,” and together with the First Lien Lenders, the “Term Credit Lenders”), Barclays Bank PLC, as administrative agent, and J.P. Morgan Securities LLC, Barclays Bank PLC and Merrill Lynch, Pierce, Fenner & Smith Inc. as joint lead arrangers and joint bookrunners. Additionally, the Company and its U.S. subsidiaries (the “Subsidiary Guarantors”) entered into an Asset Based Revolving Credit Agreement (the “ABL Credit Agreement”, and together with the Term Credit Agreements, the “Credit Agreements”) with the lenders party thereto (the “ABL Lenders” and together with the First Lien Lenders and the Second Lien Lenders, the “Lenders”) and Bank of America N.A., as administrative agent and collateral agent, Barclays Bank PLC as syndication agent and Merrill Lynch, Pierce, Fenner & Smith Inc., Barclays Bank PLC and J.P. Morgan Securities LLC as joint lead arrangers and joint bookrunners. Pursuant to the terms of the Credit Agreements, the Term Credit Lenders provided the Company with term loan facilities in an aggregate principal amount of $695 million, consisting of $420 million of first-lien term loans (the “First Lien Loans”) and $275 million of second-lien term loans (the “Second Lien Loans”). Net proceeds from the Term Credit Agreements were $664 million ($695 million aggregate principal less $15 million stated discount and $16 million in debt transaction costs). The ABL Lenders will make available asset-based revolving loans in an amount of up to $200 million (the “ABL Loans”). The maturity date of the loans made under the Term Credit Agreements is the earlier to occur of (i) September 3, 2019 (in case of First Lien Loans) or September 3, 2020 (in case of Second Lien Loans) and (ii) the acceleration of such loans due to an event of default (as defined in the Term Credit Agreements). The maturity date of the loans made under the ABL Credit Agreement is the earlier to occur of (i) September 3, 2018 and (ii) the date of termination of the commitments in accordance with the terms of the ABL Credit Agreement. The ABL Credit Agreement also provides for the issuance of letters of credit of up to a sublimit of $150 million. The Company has issued approximately $123 million of letters of credit under the revolving credit facility as of September 30, 2013. Under the ABL Loans borrowing base calculation, the Company had approximately $49 million available under the revolving credit facility as of September 30, 2013. Availability is subject to borrowing base calculation, reserves and other limitations.

The First Lien Loans bear interest at the rate of LIBOR plus 6.25% per annum, with a LIBOR floor of 1% or Alternate Base Rate (as defined in the First Lien Term Credit Agreement) plus 5.25%. The Second Lien Loans bear interest at the rate of LIBOR plus 9.5% per annum, with a LIBOR floor of 1.25% or Alternate Base Rate (as defined in the Second Lien Term Credit Agreement) plus 8.5%. The ABL Loans (other than initial borrowings) bear interest at the rate of LIBOR plus 2.75%-3.25% per annum or

Base Rate (as defined in the ABL Credit Agreement) plus 1.75%-2.25% per annum, based on Excess Availability (as defined in the ABL Credit Agreement). Each existing and future direct or indirect U.S. subsidiary of the Company (other than immaterial subsidiaries, unrestricted subsidiaries and certain other subsidiaries) have agreed to provide unconditional guarantees of the obligations of the Company under the Credit Agreements. Subject to certain exceptions, obligations under the First Lien Term Credit Agreement and the Second Lien Term Credit Agreement are secured by: (i) a first lien and a second lien, respectively, on all assets of the Company and the Subsidiary Guarantors, other than the ABL Collateral (as defined below), including a first and a second lien, respectively, on 100% of the stock of material domestic subsidiaries and 65% of the stock of material first-tier foreign subsidiaries (the “Term Collateral”) and (ii) a second lien and a third lien, respectively, on the ABL Collateral (as defined below). Obligations under the ABL Credit Agreement are secured by: (i) a first lien on cash, accounts receivable, inventory, machinery and equipment (the “ABL Collateral”) and (ii) a third lien on the Term Collateral.

The Company may voluntarily prepay the First Lien Loan subject to a premium payable of 2% of the principal amount being prepaid if the prepayment is made prior to the first anniversary of the Closing Date and if such prepayment is made on or after the first anniversary of the Closing Date but prior to the second anniversary of the Closing Date 1% of the principal amount being prepaid. The Company may not prepay the Second Lien Loan prior to the first anniversary of the Closing Date. After the first anniversary of the Closing Date and prior to the second anniversary date voluntary prepayments or mandatory prepayments of the Second Lien Note require a prepayment premium of 3% of the principal amount prepaid. On and after the second anniversary and prior to the third anniversary of the Closing Date a prepayment premium of 1% of the principal amount prepaid is required with respect to the Second Lien Loan.

As defined in each of the Term Credit Agreements, the Company is required to prepay loans with net proceeds from asset sales, recovery events or issuance of indebtedness, subject to, in the case of net proceeds received from asset sales or recovery events, reinvestment rights by the Company in assets used or usable by the business within certain time limits. On an annual basis, starting with the fiscal year ending on December 31, 2014, the Company will prepay on June 30 of the following fiscal year loans in an amount equal to a percentage of Excess Cash Flow (“ECF”) as defined in each of the Term Credit Agreements, provided no such prepayment is required if such prepayment would cause U.S. liquidity (as defined in each of the Term Credit Agreements) to be less than $100 million. Any mandatory prepayments as described above shall be reduced by any mandatory prepayments of the First Lien Loan.

The Credit Agreements limit, among other things, the Company’s and the Subsidiary Guarantors’ ability to (i) incur indebtedness, (ii) incur or create liens, (iii) dispose of assets, (iv) make restricted payments and (v) make investments. Under the Term Credit Agreements, the Company is required to maintain minimum U.S. Liquidity (as defined therein) through 2014 and starting December 31, 2014, tested on a quarterly basis, Net Secured Leverage (as defined therein) not to exceed specified levels. Under the ABL Credit Agreement, if Excess Availability is less than 15% of commitments available, the Company would be required to maintain a minimum Fixed Charge Coverage Ratio (as defined therein). Kodak was in compliance with all covenants under the Term Credit Agreements and the ABL Credit Agreement as of September 30, 2013.

Events of default under the Credit Agreements include, among others, failure to pay any loan, interest or other amount due under the applicable credit agreement, breach of specific covenants and a change of control of the Company. Upon an event of default, the applicable lenders may declare the outstanding obligations under the applicable credit agreement to be immediately due and payable and exercise other rights and remedies provided for in such credit agreement.

NOTE 12: INCOME TAXES

Kodak’s income tax provision (benefit) and effective tax rate were as follows:

	Successor	Predecessor		Successor	Predecessor
(in millions)	One Month Ended September 30, 2013	Two Months Ended August 31, 2013	Three Months Ended September 30, 2012	One Month Ended September 30, 2013	Eight Months Ended August 31, 2013	Nine Months Ended September 30, 2012
(Loss) earnings from continuing operations before income taxes	$(30)	$2,182	$(301)	$(30)	$2,356	$(1,013)
Effective tax rate	(3.3)%	4.4%	(7.0)%	(3.3)%	6.6%	9.5%
Provision (benefit) for income taxes	1	97	21	1	155	(96)
(Benefit) provision for income taxes @ 35%	(11)	764	(105)	(11)	825	(355)

Difference between tax at effective vs. statutory rate	$12	$(667)	$126	$12	$(670)	$259

For the two months ended August 31, 2013, the difference between Kodak’s recorded provision and the provision that would result from applying the U.S. statutory rate of 35.0% is primarily attributable to: (1) losses generated within certain jurisdictions outside the U.S. for which no benefit was recognized due to management’s conclusion that it was more likely than not that the tax benefits would not be realized, (2) a benefit associated with foreign withholding taxes on undistributed earnings, (3) tax accounting impacts related to items reported in Accumulated other comprehensive loss in the Consolidated Statement of Financial Position, and (4) a provision associated with the establishment of a deferred tax asset valuation allowance in certain jurisdictions outside the U.S.

The KPP Global Settlement provided for the acquisition by the KPP of certain assets, and the assumption by the KPP of certain liabilities of Kodak’s Personalized Imaging and Document Imaging businesses. The underfunded position of the U.K. Pension Plan of approximately $1.5 billion was included in Liabilities held for sale as presented in the Consolidated Statement of Financial Position as of December 31, 2012. Kodak Limited held a deferred tax asset related to the pension liability of $329 million. As a result of the KPP Global Settlement and the release from the pension liability to the KPP, Kodak Limited has reversed the corresponding deferred tax asset.

During the two months ended August 31, 2013, Kodak determined that it was more likely than not that a portion of its deferred tax assets outside the U.S. would not be realized due to changes in the business resulting from the KPP Global Settlement and the related sales of the Business. As a result, Kodak recorded a tax provision of $100 million associated with the establishment of a valuation allowance on those deferred tax assets.

Under the Plan, a substantial portion of the Company’s pre-petition debt securities, revolving credit facility and other obligations were extinguished. Absent an exception, a debtor recognizes cancellation of indebtedness income (“CODI”) upon discharge of its outstanding indebtedness for an amount of consideration that is less than its adjusted issue price. The Internal Revenue Code of 1986, as amended (“IRC”), provides that a debtor in a bankruptcy case may exclude CODI from taxable income but must reduce certain of its tax attributes by the amount of any CODI realized as a result of the consummation of a plan of reorganization. The amount of CODI realized by a taxpayer is the adjusted issue price of any indebtedness discharged less the sum of (i) the amount of cash paid, (ii) the issue price of any new indebtedness issued and (iii) the fair market value of any other consideration, including equity, issued. As a result of the market value of equity upon emergence from chapter 11 bankruptcy proceedings, the estimated amount of U.S. CODI is approximately $821 million, which will reduce the value of our current U.S. net operating losses that had a value of $2,790 million as of December 31, 2012. These estimates are subject to revision, as the actual reduction in tax attributes does not occur until the first day of the Company’s tax year subsequent to the date of emergence, or January 1, 2014.

IRC Sections 382 and 383 provide an annual limitation with respect to the ability of a corporation to utilize its tax attributes, as well as certain built-in-losses, against future U.S. taxable income in the event of a change in ownership. The Debtors’ emergence from chapter 11 bankruptcy proceedings is considered a change in ownership for purposes of IRC Section 382. The limitation under the IRC is based on the value of the corporation as of the emergence date. However, the ownership changes and resulting annual limitation will result in the expiration of an estimated $692 million of net operating losses, $564 million of foreign tax credits and $21 million of research and expenditure credits. The expiration of these tax attributes was fully offset by a corresponding decrease in Kodak’s U.S. valuation allowance, which results in no net tax provision.

Kodak files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and in many state and local jurisdictions. As a result of the emergence from bankruptcy, Kodak has substantially concluded all U.S. federal, state and local income tax matters through 2011.

The application of fresh-start accounting on September 3, 2013 resulted in the re-measurement of deferred income taxes associated with the revaluation of Kodak’s assets and liabilities (see Note 3, “Fresh Start Accounting”). As a result, net deferred income tax assets were decreased in the amount of $67 million.

For the one month ended September 30, 2013, the difference between Kodak’s recorded provision and the benefit that would result from applying the U.S. statutory rate of 35.0% is primarily attributable to losses generated within certain jurisdictions outside the U.S. for which no benefit was recognized due to management’s conclusion that it was more likely than not that the tax benefits would not be realized.

For the eight months ended August 31, 2013, the difference between the Company’s recorded provision and the provision that would result from applying the U.S. statutory rate of 35.0% is primarily attributable to: (1) losses generated within certain jurisdictions outside the U.S. for which no benefit was recognized due to management’s conclusion that it was more likely than not that the tax benefits would not be realized, (2) a provision associated with withholding taxes on the sale of intellectual property, (3) a benefit associated with the tax impact of the goodwill impairment recognized during the quarter (4) a provision associated with withholding taxes on foreign dividends paid, (5) a benefit associated with foreign withholding taxes on undistributed earnings, (6) a provision associated with the establishment of a deferred tax asset valuation allowance outside the U.S., (7) tax accounting impacts related to items reported in Accumulated other comprehensive loss in the Consolidated Statement of Financial Position, and (8) changes in audit reserves.

For the three months ended September 30, 2012, the difference between the Company’s recorded provision and the benefit that would result from applying the U.S. statutory rate of 35.0% is primarily attributable to: (1) losses generated within the U.S. and certain jurisdictions outside the U.S. for which no benefit was recognized due to management’s conclusion that it was more likely than not that the tax benefits would not be realized, (2) a provision associated with legislative tax rate changes in a jurisdiction outside the U.S., and (3) tax accounting impacts related to items reported in Accumulated other comprehensive loss in the Consolidated Statement of Financial Position.

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

During the nine months ended September 30, 2012, the Company determined that it is more likely than not that a portion of the deferred tax assets outside the U.S. would not be realized and accordingly, recorded a tax provision of $20 million associated with the establishment of valuation allowances on those deferred tax assets.

NOTE 13: COMMITMENTS AND CONTINGENCIES

Environmental

Kodak’s undiscounted accrued liabilities for future environmental investigation, remediation and monitoring costs are composed of the following items:

	Successor	Predecessor
(in millions)	As of September 30, 2013	As of December 31, 2012
Eastman Business Park site, Rochester, NY	$49	$49
Other current operating sites	8	9
Sites associated with former operations	13	17
Sites associated with the non-imaging health businesses sold in 1994	12	41

Total	$82	$116

These amounts are reported in Other long-term liabilities as of September 30, 2013 and Other long-term liabilities and Liabilities subject to compromise as of December 31, 2012 in the accompanying Consolidated Statement of Financial Position.

Cash expenditures for investigation, remediation and monitoring activities are expected to be incurred over the next thirty years for most of the sites. For these known environmental liabilities, the accrual reflects Kodak’s best estimate of the amount it will incur under the agreed-upon or proposed work plans. Kodak’s cost estimates were determined using the ASTM Standard E 2137-06, “Standard Guide for Estimating Monetary Costs and Liabilities for Environmental Matters,” and have not been reduced by possible recoveries from third parties. The overall method includes the use of a probabilistic model, which forecasts a range of cost estimates and a single most probable cost estimate for the remediation required at individual sites. For the purposes of establishing company-level environmental reserves, the single most probable cost estimate for each site is used. All projects are closely monitored and the models are reviewed at least once a year and as significant events occur. Kodak’s estimate includes investigations, equipment and operating costs for remediation and long-term monitoring of the sites. Accrued liabilities of Debtor entities related to sites subject to the bankruptcy proceedings have been classified as liabilities subject to compromise as of December 31, 2012. Liabilities subject to compromise are reported at Kodak’s current estimate, where an estimate is determinable, of the allowed claim amount.

The Amended EBP Settlement Agreement includes a settlement of certain of the Company’s historical environmental liabilities at EBP through the establishment of a $49 million environmental remediation trust (the “EBP Trust”). Upon the satisfaction or waiver of certain conditions, (i) the EBP Trust will be responsible for investigation and remediation at EBP arising from the Company’s historical subsurface environmental liabilities in existence prior to the effective date of the EBP Settlement, (ii) the Company will fund the EBP Trust with a $49 million payment and transfer of certain equipment and fixtures used for remediation at EBP, and (iii) in the event the historical liabilities exceed $99 million, the Company will become liable for 50% of the portion above $99 million. As of the Effective Date, approximately $31 million was already held in a separate trust to support the environmental liabilities related to EBP, and an escrow account of $18 million was established for the balance of the Trust obligation. The Amended EBP Settlement agreement is not yet effective and is subject to the satisfaction or waiver of certain conditions including the receipt of a covenant not to sue from the U.S. Environmental Protection Agency.

Prior to the bankruptcy filing, Kodak was designated as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (the Superfund Law), or under similar state laws, for environmental assessment and cleanup costs as the result of Kodak’s alleged arrangements for disposal of hazardous substances at eight Superfund sites. In connection with the Bankruptcy Filing, the Debtors provided withdrawal notifications or entered into settlement negotiations with involved regulatory agencies. Each of these sites has been resolved, with the exception of two sites which are contained in a claim by the USA that is still in the process of resolution.

In addition, the Company provided an indemnity as part of the 1994 sale of Sterling Corporation (now “STWB”), which covered a number of environmental sites including the Lower Passaic River Study Area (“LPRSA”) portion of the Diamond Alkali Superfund Site. STWB, now owned by Bayer Corporation, is a Potentially Responsible Party at the site based on alleged releases from facilities formerly owned by subsidiaries of Sterling. On February 29, 2012, the Company notified STWB and Bayer that, under the bankruptcy proceeding, it has elected to discontinue funding and participation in remedial investigations of the LPRSA. STWB and its parent, Bayer, filed proofs of claim against the Debtors in the chapter 11 cases. These claims are being discharged pursuant to the Plan.

Estimates of the amount and timing of future costs of environmental remediation requirements are by their nature imprecise because of the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the identification of presently unknown remediation sites and the allocation of costs among the PRPs. Based on information presently available, Kodak does not believe that losses for known exposures could reasonably be expected to exceed current accruals by material amounts, although costs could be material to a particular quarter or year.

Other Commitments and Contingencies

As of September 30, 2013, the Company had outstanding letters of credit of $123 million issued under the ABL Credit Agreement, as well as bank guarantees and letters of credit of $10 million, surety bonds in the amount of $22 million, and cash deposits and investments in trusts of $192 million, primarily to ensure the payment of possible casualty and workers’ compensation claims, environmental liabilities at EBP as noted above, legal contingencies, rental payments, professional fees and other bankruptcy expenses and to support various customs, tax and trade activities. The restricted cash and investment in trust accounts are recorded within Restricted cash and Other long-term assets in the Consolidated Statement of Financial Position.

Kodak’s Brazilian operations are involved in governmental assessments of indirect and other taxes in various stages of litigation, primarily related to federal and state value-added taxes. Kodak is disputing these matters and intends to vigorously defend its position. Kodak routinely assesses all these matters as to the probability of ultimately incurring a liability in its Brazilian operations and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable. As of September 30, 2013, the unreserved portion of these contingencies, inclusive of any related interest and penalties, for which there was at least a reasonable possibility that a loss may be incurred, amounted to approximately $49 million.

Kodak is involved in various lawsuits, claims, investigations and proceedings, including commercial, customs, employment, environmental, and health and safety matters, which are being handled and defended in the ordinary course of business. Kodak is also subject to various assertions, claims, proceedings and requests for indemnification concerning intellectual property, including patent infringement suits involving technologies that are incorporated in a broad spectrum of Kodak’s products. These matters are in various stages of investigation and litigation, and are being vigorously defended. Much of the pending litigation was stayed as a result of the Bankruptcy Filing and is being discharged pursuant to the Plan. Although Kodak does not expect that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial condition, litigation is inherently unpredictable. Therefore, judgments could be rendered or settlements entered, that could materially affect Kodak’s operating results or cash flows in a particular period. Kodak routinely assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable.

NOTE 14: GUARANTEES

Kodak guarantees debt and other obligations of certain customers. The debt and other obligations are primarily due to banks and leasing companies in connection with financing of customers’ purchases of equipment and product from Kodak. At September 30, 2013, the maximum potential amount of future payments (undiscounted) that Kodak could be required to make under these customer-related guarantees was $34 million. At September 30, 2013, the carrying amount of any liability related to these customer guarantees was not material.

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

EKC also guarantees obligations to third parties for some of its consolidated subsidiaries. The maximum amount guaranteed is $103 million, and the outstanding amount for those guarantees is $103 million.

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

The change in Kodak’s accrued warranty obligations balance, which is reflected in Other current liabilities in the accompanying Consolidated Statement of Financial Position, was as follows:

(in millions)
Accrued warranty obligations as of December 31, 2012 (Predecessor):	$29
Actual warranty experience	(24)
Warranty provisions	13

Accrued warranty obligations as of August 31, 2013 (Predecessor):	$18

Actual warranty experience	$(3)
Warranty provisions	2

Accrued warranty obligations as of September 30, 2013 (Successor):	$17

Kodak also offers its customers extended warranty arrangements that are generally one year, but may range from three months to three years after the original warranty period. Kodak provides repair services and routine maintenance under these arrangements. Kodak has not separated the extended warranty revenues and costs from the routine maintenance service revenues and costs, as it is not practicable to do so. Therefore, these revenues and costs have been aggregated in the discussion that follows. Costs incurred under these arrangements for the one month ended September 30, 2013 (Successor) and eight months ended August 31, 2013 (Predecessor) amounted to $12 million and $107 million, respectively. The change in Kodak’s deferred revenue balance in relation to these extended warranty and maintenance arrangements from December 31, 2012 to September 30, 2013, which is reflected in Other current liabilities in the accompanying Consolidated Statement of Financial Position, was as follows:

(in millions)
Deferred revenue on extended warranties as of December 31, 2012 (Predecessor):	$37
New extended warranty and maintenance arrangements	119
Recognition of extended warranty and maintenance arrangement revenue	(122)

Deferred revenue on extended warranties as of August 31, 2013 (Predecessor):	$34

Impact of fresh start accounting	$(8)
New extended warranty and maintenance arrangements	15
Recognition of extended warranty and maintenance arrangement revenue	(14)

Deferred revenue on extended warranties as of September 30, 2013 (Successor):	$27

NOTE 15: RESTRUCTURING LIABILITIES

Charges for restructuring activities are recorded in the period in which Kodak commits to a formalized restructuring plan, or executes the specific actions contemplated by the plan, and all criteria for liability recognition under the applicable accounting guidance have been met. Restructuring actions taken in the first nine months of 2013 were initiated to reduce Kodak’s cost structure as part of its commitment to drive sustainable profitability and included manufacturing capacity reductions in the U.S. and the U.K., the continued wind down of the consumer inkjet printer business, a workforce reduction in France, and various targeted reductions in service, sales, and other administrative functions.

Restructuring Reserve Activity

The activity in the accrued balances and the non-cash charges and credits incurred in relation to restructuring activities for the one month ended September 30, 2013 (Successor) and the two and eight months ended August 31, 2013 (Predecessor) and were as follows:

	Severance Reserve	Exit Costs Reserve	Long-lived Asset Impairments and Inventory Write- downs	Accelerated Depreciation	Total
(in millions)
Balance as of December 31, 2012 (Predecessor):	$38	$45	$—	$—	$83
Q1 2013 charges—continuing operations	9	1	2	1	13
Q1 2013 charges—discontinued operations	1	—	—	—	1
Q1 utilization/cash payments	(20)	(18)	(2)	(1)	(41)
Q1 2013 other adjustments & reclasses (1)	—	(6)	—	—	(6)

Balance as of March 31, 2013 (Predecessor):	$28	$22	$—	$—	$50

Q2 2013 charges—continuing operations	$28	$1	$1	$3	$33
Q2 2013 charges—discontinued operations	1	—	—	—	1
Q2 2013 utilization/cash payments	(18)	(9)	(1)	(3)	(31)
Q2 2013 other adjustments & reclasses (2)	(5)	—	—	—	(5)

Balance as of June 30, 2013 (Predecessor):	$34	$14	$—	$—	$48

Two months charges—continuing operations	$1	$1	$1	$—	$3
Two months charges—discontinued operations	1	—	—	—	1
Two months utilization/cash payments	(10)	(5)	(1)	—	(16)
Two months other adjustments & reclasses (3)	2	(3)	—	—	(1)

Balance as of August 31, 2013 (Predecessor):	$28	$7	$—	$—	$35

One month charges—continuing operations	$4	$—	$—	$—	$4
One month charges—discontinued operations	—	—	—	—	—
One month utilization/cash payments	(5)	(1)	—	—	(6)
One month other adjustments & reclasses (4)	—	1	—	—	1

Balance as of September 30, 2013 (Successor):	$27	$7	$—	$—	$34

(1)	The $(6) million includes $(5) million for amounts reclassified as Liabilities subject to compromise, and $(1) million of foreign currency translation adjustments.

(2)	The $(5) million represents severance-related charges for pension plan curtailments, which are reflected in Pension and other postretirement liabilities in the Consolidated Statement of Financial Position.
(3)	The $(1) million includes $1 million of severance-related charges for pension plan curtailments, which are reflected in Pension and other postretirement liabilities in the Consolidated Statement of Financial Position, $(3) million of reserve adjustments due to the application of fresh start accounting, which were recorded as Reorganization items, net in the Consolidated Statement of Operations, and $1 million of foreign currency translation adjustments.
(4)	The $1 million represents foreign currency translation adjustments.

For the two months ended August 31, 2013 (Predecessor), the $4 million of charges include $1 million which was reported as Discontinued operations in the accompanying Consolidated Statement of Operations. Costs incurred of $4 million in September 2013 and costs incurred in the two months ended August 31, 2013 of $3 million were reported as Restructuring costs and other in the accompanying Consolidated Statement of Operations. The severance and exit costs reserves require the outlay of cash, while long-lived asset impairments, accelerated depreciation and inventory write-downs represent non-cash items.

The severance costs for the one month ended September 30, 2013 (Successor) and two months ended August 31, 2013 (Predecessor) related to the elimination of approximately 150 positions, including approximately 75 manufacturing/service positions and 75 administrative positions. The geographic composition of these positions includes approximately 50 in the United States and Canada, and 100 throughout the rest of the world.

The charges of $8 million recorded in the third quarter of 2013 included $2 million and $1 million applicable to the Graphics, Entertainment and Commercial Films Segment for the one month ended September 30, 2013 (Successor) and the two months ended August 31, 2013 (Predecessor), respectively, and $2 million each of the one month ended September 30, 2013 (Successor) and the two months ended August 31, 2013 (Predecessor), was applicable to manufacturing, research and development, and administrative functions, which are shared across all segments. The remaining $1 million was applicable to discontinued operations.

For the eight months ended August 31, 2013 (Predecessor), the $52 million of charges include $4 million for accelerated depreciation and $2 million for inventory write-downs, which were reported in Cost of sales, and $3 million which were reported as Discontinued operations in the accompanying Consolidated Statement of Operations. The remaining costs incurred of $43 million were reported as Restructuring costs and other in the accompanying Consolidated Statement of Operations for the eight months ended August 31, 2013 (Predecessor). The severance and exit costs reserves require the outlay of cash, while long-lived asset impairments, accelerated depreciation and inventory write-downs represent non-cash items.

The severance costs for the one month ended September 30, 2013 (Successor) and eight months ended August 31, 2013 (Predecessor) related to the elimination of approximately 550 positions, including approximately 350 manufacturing/service positions, 175 administrative positions, and 25 research and development positions. The geographic composition of these positions includes approximately 300 in the United States and Canada, and 250 throughout the rest of the world.

The charges of $56 million for the one month ended September 30, 2013 (Successor) and eight months ended August 31, 2013 (Predecessor) included $0 and $5 million, respectively, applicable to the Digital Printing and Enterprise Segment, $2 million and $22 million applicable to the Graphics, Entertainment and Commercial Films Segment, and $2 million and $22 million that was applicable to manufacturing, research and development, and administrative functions, which are shared across all segments. The remaining $3 million was applicable to discontinued operations.

As a result of these initiatives, the majority of the severance will be paid during periods through the first half of 2014. However, in some instances, the employees whose positions were eliminated can elect or are required to receive their payments over an extended period of time. In addition, certain exit costs, such as long-term lease payments, will be paid over periods throughout 2013 and beyond.

NOTE 16: RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of the net periodic benefit cost for all major funded and unfunded U.S. and Non-U.S. defined benefit plans for the one month ended September 30, 2013 (Successor) and the two and eight months ended August 31, 2013 (Predecessor) and the three and nine months ended September 30, 2012 (Predecessor) are as follows:

	Successor		Predecessor				Successor		Predecessor
	One Month Ended September 30, 2013		Two Months Ended August 31, 2013		Three Months Ended September 30, 2012		One Month Ended September 30, 2013		Eight Months Ended August 31, 2013		Nine Months Ended September 30, 2012
(in millions)
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Major defined benefit plans:
Service cost	$1	$1	$4	$1	$12	$2	$1	$1	$20	$6	$36	$8
Interest cost	17	3	34	24	51	38	17	3	120	95	155	116
Expected return on plan assets	(30)	(4)	(63)	(27)	(97)	(39)	(30)	(4)	(236)	(107)	(292)	(123)
Amortization of:
Prior service cost	—	—	1	—	1	1	—	—	1	1	1	2
Net actuarial loss	—	—	25	14	43	17	—	—	124	56	130	50

Pension (income) expense before special termination benefits	(12)	—	1	12	10	19	(12)	—	29	51	30	53
Special termination benefits	—	—	—	—	42	—	—	—	—	—	98	—
Curtailment (gain) loss	—	—	(1)	—	—	(1)	—	—	—	13	—	(1)
Settlement loss	—	—	—	114	—	1	—	—	—	114	—	2

Net pension (income) expense	(12)	—	—	126	52	19	(12)	—	29	178	128	54
Other plans including unfunded plans	—	1	—	(1)	—	3	—	1	—	7	—	9

Total net pension (income) expense	$(12)	$1	$—	$125	$52	$22	$(12)	$1	$29	$185	$128	$63

The pension (income) expense before special termination benefits, curtailments, and settlements reported above for the one month ended September 30, 2013 (Successor) and the two and eight months ended August 31, 2013 (Predecessor) includes $0, $9 million and $38 million, respectively, which was reported as Discontinued operations. The Pension expense before special termination benefits, curtailments, and settlements reported above for the three and nine months ended September 30, 2012 includes $16 million and $46 million, respectively, which was reported as Discontinued operations.

For the three and nine months ended September 30, 2012, the $42 million and $98 million, respectively, of special termination benefits charges were incurred as a result of Kodak’s restructuring actions. These charges have been included in Restructuring costs and other in the Consolidated Statement of Operations. For the two months ended August 31, 2013 (Predecessor), $(1) million of curtailment gains were recognized as a result of EKC’s emergence from chapter 11 and have been included in Reorganization items, net in the Consolidated Statement of Operations. The $114 million of settlement losses for the two months ended August 31, 2013 were incurred as a result of the Global Settlement, and have been included in Discontinued operations in the Consolidated Statement of Operations.

Kodak made contributions (funded plans) or paid benefits (unfunded plans) totaling approximately $1 million and $23 million relating to its major U.S. and non-U.S. defined benefit pension plans for the one month ended September 30, 2013 (Successor) and the eight months ended August 31, 2013 (Predecessor), respectively, exclusive of payments made to the U.K. Pension Plan as a part of the Global Settlement agreement reached with the Trustee. Kodak forecasts its contribution (funded plans) and benefit payment (unfunded plans) requirements for its major U.S. and non-U.S. defined benefit pension plans for the balance of 2013 to be approximately $14 million.

Remeasurement events in the eight months ended August 31 2013 resulted in the required remeasurement of certain of the plans’ obligations which decreased the retirement and other postretirement benefit plan obligation by $226 million.

Postretirement benefit costs for the Company’s U.S. and Canada postretirement benefit plans, which represent the Company’s major postretirement plans, include:

	Successor	Predecessor		Successor	Predecessor
(in millions)	One Month Ended September 30, 2013	Two Months Ended August 31, 2013	Three Months Ended September 30, 2012	One Month Ended September 30, 2013	Eight Months Ended August 31, 2013	Nine Months Ended September 30, 2012
Service cost	$—	$—	$1	$—	$—	$1
Interest cost	—	1	13	—	3	39
Amortization of:				—
Prior service credit	—	(18)	(20)	—	(75)	(58)
Net actuarial loss	—	—	8	—	3	23

Total net postretirement benefit (income) expense	$—	$(17)	$2	$—	$(69)	$5

Kodak paid benefits, net of participant contributions, totaling approximately $1 million and $2 million relating to its U.S. and Canada postretirement benefit plans for the one month ended September 30, 2013 (Successor) and the eight months ended August 31, 2013 (Predecessor). Kodak expects to pay benefits, net of participant contributions, of approximately $1 million for these postretirement plans for the remainder of 2013.

The change in net postretirement benefit expense from the nine months ended September 30, 2012 to the one month ended September 30, 2013 (Successor) and the eight months ended August 31, 2013 (Predecessor) is primarily the result of modification, in 2012, of benefits provided by the U.S. postretirement benefit plan.

NOTE 17: OTHER OPERATING (INCOME) EXPENSES, NET

	Successor	Predecessor		Successor	Predecessor
(in millions)	One Month Ended September 30, 2013	Two Months Ended August 31, 2013	Three Months Ended September 30, 2012	One Month Ended September 30, 2013	Eight Months Ended August 31, 2013	Nine Months Ended September 30, 2012
(Income) expenses:
Gain on sale of digital imaging patent portfolio (1)	$—	$—	$—	$—	$(535)	$—
Goodwill impairment (2)	—	—	—	—	77	—
Gain on sale of property in Mexico (3)	—	—	—	—	(34)	—
Other	—	—	(4)	—	(3)	(5)

Total	$—	$—	$(4)	$—	$(495)	$(5)

(1)	Refer to Note 2, “Emergence from Voluntary Reorganization under Chapter 11 Proceedings,” in the Notes to Financial Statements.
(2)	Refer to Note 8, “Goodwill and Other Intangible Assets,” in the Notes to Financial Statements.
(3)	In March 2012, Kodak sold a property in Mexico for approximately $41 million and leased back the property for a one-year term. The pre-tax gain on the property sale of approximately $34 million was deferred and no gain was recognizable upon the closing of the sale as Kodak had continuing involvement in the property for the remainder of the lease term. The deferred pre-tax gain was reported in Other current liabilities in the Consolidated Statement of Financial Position as of December 31, 2012 (Predecessor).

NOTE 18: EARNINGS PER SHARE

All outstanding shares of common stock of the Predecessor Company were cancelled as of the Effective Date. The Successor Company issued a total of 41.8 million shares of new common stock on the effective date.

Basic earnings per share computations are based on the weighted-average number of shares of common stock outstanding during the period. Weighted-average basic and diluted shares outstanding were 41.7 million, 272.8 million, 271.9 million, 272.7 million and 271.6 million for the one month ended September 30, 2013 (Successor), two months ended August 31, 2013 (Predecessor), three months ended September 30, 2012 (Predecessor), eight months ended August 31, 2013 (Predecessor), and nine months ended September 30, 2012 (Predecessor), respectively.

As a result of the net loss from continuing operations presented for the one month ended September 30, 2013 (Successor), Kodak calculated diluted earnings per share using weighted-average basic shares outstanding for that period, as utilizing diluted shares would be anti-dilutive to loss per share. If the Successor Company had reported earnings from continuing operations for the one month ended September 30, 2013, no additional shares of Kodak’s common stock from unvested share-based awards would have been included in the computation of diluted earnings per share. Potential shares of Kodak’s common stock related to the assumed conversion of approximately 1.4 million outstanding warrants to purchase common shares would have been included in the computation of diluted earnings per share, as these securities were dilutive.

The Predecessor Company reported earnings from continuing operations for the two months and eight months ended August 31, 2013. However, no additional shares of Kodak’s common stock from unvested share-based awards were included in the computation of diluted earnings per share as they were all anti-dilutive. Potential shares of Kodak’s common stock related to the assumed conversion of (1) approximately 7 million outstanding employee stock options, (2) approximately 40 million outstanding detachable warrants to purchase common shares, and (3) approximately $400 million of convertible senior notes due 2017 were excluded from the computation of diluted earnings per share, as these securities were anti-dilutive.

The Predecessor Company reported a net loss from continuing operations for the three months and nine months ended September 30, 2012. Therefore Kodak calculated diluted earnings per share using weighted-average basic shares outstanding for those periods, as utilizing diluted shares would be anti-dilutive to loss per share. If Kodak had reported earnings from continuing operations for three months and nine months ended September 30, 2012, no additional shares of Kodak’s common stock from unvested share-based awards would have been included in the computation of diluted earnings per share as they were all anti-dilutive. Potential shares of Kodak’s common stock related to the assumed conversion of (1) approximately 11 million outstanding employee stock options, (2) approximately 40 million outstanding detachable warrants to purchase common shares, and (3) approximately $400 million of convertible senior notes due 2017 would still have been excluded from the computation of diluted earnings per share, as these securities were anti-dilutive.

NOTE 19: STOCK-BASED COMPENSATION

Prior to the Effective Date, Kodak had shares or share-based awards outstanding under two share-based employee compensation plans consisting of the 2005 Omnibus Long-Term Compensation Plan (the “2005 Plan”), and the 2000 Omnibus Long-Term Compensation Plan (the “2000 Plan”). In conjunction with the Plan (see Note 2, “Emergence from Voluntary Reorganization under Chapter 11 Proceedings”), all shares, options, restricted shares and other share-based awards that were outstanding on the Effective Date were canceled.

2013 Omnibus Incentive Plan

As part of the Plan, the Bankruptcy Court approved the Company’s 2013 Omnibus Incentive Plan (the “2013 Plan”) which replaces all prior stock-based employee benefit plans (including the 2005 Plan and the 2000 Plan).

The 2013 Plan is administered by the Executive Compensation Committee of the Board of Directors, and the Board of Directors also has the authority and responsibility granted to the Executive Compensation Committee with respect to the 2013 Plan. Awards under the 2013 Plan may be cash-based or stock-based. Officers, directors and employees of the Company and its consolidated subsidiaries are eligible to receive awards under the 2013 Plan. Unless sooner terminated by the Compensation Committee, no awards may be granted under the 2013 Plan after the tenth anniversary of the Effective Date.

The maximum number of shares of common stock that may be issued under the 2013 Plan is approximately 4.8 million. In addition, under the 2013 Plan, the maximum number of shares available for the grant of incentive stock options is 2.0 million shares. The maximum number of shares as to which stock options or stock appreciation rights may be granted to any one person under the 2013 Plan in any calendar year is 2.0 million shares. The maximum number of the performance-based compensation awards that may be granted to any one employee under the 2013 Plan in any calendar year is 1.0 million shares or, in the event such award is paid in cash, $2.5 million. The maximum number of awards that may be granted to any non-employee director under the 2013 Plan in any calendar year may not exceed a number of awards with a grant date fair value of $900,000, computed as of the grant date in accordance with the applicable accounting rules.

For awards that vest based solely on service conditions, Kodak recognizes compensation expense on a straight-line basis over the requisite service period. For awards with vesting that is contingent upon the achievement of performance conditions, Kodak recognizes compensation expense on a straight-line basis over the performance period for each separately vesting tranche of the award. Kodak reduces the compensation expense by an estimated forfeiture rate which is based on actual experience. Kodak assesses the likelihood that performance-based shares will be earned based on the probability of meeting the performance criteria. For those performance-based awards that are deemed probable of achievement, expense is recorded, and for those awards that are deemed not probable of achievement, no expense is recorded. Kodak assesses the probability of achievement each quarter.

NOTE 20: SHAREHOLDERS’ EQUITY

In connection with the Company’s reorganization and emergence from bankruptcy, all shares of the Predecessor Company’s common stock were canceled. The Successor Company has 560 million shares of authorized stock, consisting of: (i) 500 million shares of common stock, par value $0.01 per share and (ii) 60 million shares of preferred stock, no par value, issuable in one or more series. As of September 30, 2013, there are 41.7 million shares of common stock and no shares of preferred stock issued and outstanding.

On the Effective Date, the Company issued, to the holders of general unsecured claims and the retiree settlement unsecured claim, net-share settled warrants to purchase: (i) 2.1 million shares of common stock at an exercise price of $14.93 and (ii) 2.1 million shares of common stock at an exercise price of $16.12. The warrants are classified as equity instruments and reported within Additional paid in capital in the Consolidated Statement of Financial Position at their fair value as of the Effective Date ($24 million).

NOTE 21: ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The changes in Accumulated other comprehensive (loss) income by component, net of tax, were as follows:

	Successor					Predecessor
(in millions)	One Month Ended September 30, 2013					Two Months Ended August 31, 2013
	Unrealized Gains (Losses) Related to Available-for- Sale Securities	Unrealized Gains (Losses) from Hedging Activity	Currency Translation Adjustments	Pension and Other Postretirement Benefit Plan Obligation Changes	Total	Unrealized Gains (Losses) Related to Available- for-Sale Securities	Unrealized Gains (Losses) from Hedging Activity	Currency Translation Adjustments	Pension and Other Postretirement Benefit Plan Obligation Changes	Total
Beginning balance	$—	$—	$—	$—	$—	$1	$(2)	$333	$(2,485)	$(2,153)
Other comprehensive income before reclassifications	—	—	9	—	9	—	—	(11)	(151)	(162)
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	—	—	—	—	1,307	1,307

Net current-period other comprehensive income	—	—	9	—	9	—	—	(11)	1,156	1,145

Elimination of Predecessor Company accumulated other comprehensive income	—	—	—	—	—	(1)	2	(322)	1,329	1,008

Ending balance	$—	$—	$9	$—	$9	$—	$—	$—	$—	$—

	Successor					Predecessor
(in millions)	One Month Ended September 30, 2013					Eight Months Ended August 31, 2013
	Unrealized Gains(Losses) Related to Available- for-Sale Securities	Unrealized Gains (Losses) from Hedging Activity	Currency Translation Adjustments	Pension and Other Postretirement Benefit Plan Obligation Changes	Total	Unrealized Gains (Losses) Related to Available- for-Sale Securities	Unrealized Gains (Losses) from Hedging Activity	Currency Translation Adjustments	Pension and Other Postretirement Benefit Plan Obligation Changes	Total
Beginning balance	$—	$—	$—	$—	$—	$1	$(2)	$318	$(2,933)	$(2,616)
Other comprehensive income before reclassifications	—	—	9	—	9	—	—	4	211	215
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	—	—	—	—	1,393	1,393

Net current-period other comprehensive income	—	—	9	—	9	—	—	4	1,604	1,608

Elimination of Predecessor Company accumulated other comprehensive income	—	—	—	—	—	(1)	2	(322)	1,329	1,008

Ending balance	$—	$—	$9	$—	$9	$—	$—	$—	$—	$—

The following amounts were reclassified out of Accumulated other comprehensive income:

(in millions)	Successor One Month Ended September 30, 2013	Predecessor Two Months Ended August 31, 2013
Details about Accumulated other comprehensive income components	Amount Reclassified from Accumulated Other Comprehensive Income	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statement of Operations
Pension and other postretirement benefit plan obligation changes:
Amortization of prior-service credit	$—	$(20	)(a)
Amortization of actuarial losses	—	41	(a)
Recognition of losses due to settlements	—	1,546	(a)

	—	1,567		Total before tax
	—	(260)		Tax provision

Reclassifications for the period	$—	$1,307		Net of tax

(in millions)	Successor One Month Ended September 30, 2013	Predecessor Eight Months Ended August 31, 2013
Details about Accumulated other comprehensive income components	Amount Reclassified from Accumulated Other Comprehensive Income	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statement of Operations
Pension and other postretirement benefit plan obligation changes:
Amortization of prior-service credit	$—	$(75	)(a)
Amortization of actuarial losses	—	185	(a)
Recognition of losses due to settlements	—	1,563	(a)

	—	1,673		Total before tax
	—	(280)		Tax provision

Reclassifications for the period	$—	$1,393		Net of tax

(a)	See Note 16, “Retirement Plans and Other Postretirement Benefits,” regarding the pensions and other postretirement plan obligation changes.

NOTE 22: SEGMENT INFORMATION

Current Segment Reporting Structure

Effective in the third quarter of 2012, Kodak had three reportable segments: the Graphics, Entertainment and Commercial Films Segment, the Digital Printing and Enterprise Segment, and the Personalized and Document Imaging Segment. Effective in the first quarter of 2013, the Intellectual Property and Brand Licensing strategic product group is reported in the Graphics, Entertainment and Commercial Films segment. The Intellectual Property and Brand Licensing strategic product group was previously reported in the Personalized and Document Imaging segment. Effective in the second quarter of 2013, due to the Personalized and Document Imaging Segment (excluding the Consumer Film business, for which Kodak has entered into an ongoing supply arrangement with one or more of the KPP Purchasing Parties) being reported as Discontinued operations, Kodak has two reportable segments: the Graphics, Entertainment and Commercial Films Segment and the Digital Printing and Enterprise Segment. The balance of Kodak’s continuing operations, which do not meet the criteria of a reportable segment, are reported in All Other. Prior period segment results have been revised to conform to the current period segment reporting structure. A description of the segments follows.

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

All Other: All Other is composed of Kodak’s consumer film business and a utilities variable interest entity. Effective August 31, 2013 the Company sold certain utilities and related facilities and entered into utilities supply and servicing arrangements with RED, a variable interest entity.

Change in Segment Measure of Profit and Loss

During the second quarter of 2013, the Predecessor Company changed its segment measure of profit and loss to exclude amortization of prior service credits related to the U.S. Postretirement Benefit Plan. Prior to this change, Kodak excluded certain other components of pension and other postretirement benefit obligation (“OPEB”) costs from the segment measure of profitability. As a result of this change, the operating segment results now exclude the interest cost, expected return on plan assets, amortization of actuarial gains and losses, amortization of prior service credits related to the U.S. Postretirement Benefit Plan, and special termination benefit, curtailment and settlement components of pension and OPEB expense. The service cost component for all plans will continue to be reported as a part of operating segment results, as will the amortization of prior service cost component for all plans other than for the U.S. Postretirement Benefit Plan. Prior period segment results have been revised to reflect this change.

Upon adoption of fresh start accounting, the Successor Company eliminated prior service credits related to the U.S. Postretirement Benefit Plan. Therefore the one month ended September 30, 2013 does not include any amortization related to prior service credits related to the U.S. Postretirement Benefit Plan.

Segment financial information is shown below:

	Successor	Predecessor		Successor	Predecessor
	One Month Ended September 30, 2013	Two Months Ended August 31, 2013	Three Months Ended September 30, 2012	One Month Ended September 30, 2013	Eight Months Ended August 31, 2013	Nine Months Ended September 30, 2012
(in millions)
Net sales from continuing operations:
Graphics, Entertainment & Commercial Films	$123	$230	$404	$123	$987	$1,230
Digital Printing and Enterprise	74	124	231	74	519	670
All Other	1	11	25	1	36	80

Consolidated total	$198	$365	$660	$198	$1,542	$1,980

	Successor	Predecessor		Successor	Predecessor
(in millions)	One Month Ended September 30, 2013	Two Months Ended August 31, 2013	Three Months Ended September 30, 2012	One Month Ended September 30, 2013	Eight Months Ended August 31, 2013	Nine Months Ended September 30, 2012
Segment (loss) earnings and Consolidated (loss) earnings from continuing operations before income taxes:
Graphics, Entertainment and Commercial Films	$(11)	$(6)	$(34)	$(11)	$5	$(166)
Digital Printing and Enterprise	(13)	(8)	(58)	(13)	(37)	(221)

Total of reportable segments	$(24)	$(14)	$(92)	$(24)	$(32)	$(387)
All Other	(4)	3	(1)	(4)	—	(3)
Restructuring costs and other	4	3	120	4	49	207
Corporate components of pension and OPEB income (expense) (1)	13	16	(6)	13	43	(10)
Other operating income, net	—	—	4	—	495	5
Loss on early extinguishment of debt, net	—	2	—	—	8	7
Interest expense	6	33	36	6	106	103
Other income (charges), net	—	(2)	6	—	(13)	3
Reorganization items, net	5	(2,217)	56	5	(2,026)	304

Consolidated (loss) earnings from continuing operations before income taxes	$(30)	$2,182	$(301)	$(30)	$2,356	$(1,013)

(1)	Composed of interest cost, expected return on plan assets, amortization of actuarial gains and losses, amortization of prior service credits related to the U.S. Postretirement Benefit Plan and special termination benefits, curtailments and settlement components of pension and other postretirement benefit expenses, except for settlements in connection with the chapter 11 bankruptcy proceedings that are recorded in Reorganization items, net and curtailments and settlements included in Earnings (loss) from discontinued operations, net of income taxes in the Consolidated Statement of Operations.

(in millions)	Successor As of September 30, Jul-05	Predecessor As of December 31, Jul-05
Segment total assets:
Graphics, Entertainment and Commercial Films	$1,497	$1,352
Digital Printing and Enterprise	757	524

Total of reportable segments	2,254	1,876
All Other	111	183
Cash and marketable securities	839	1,139
Deferred income tax assets	83	545
Assets held for sale	123	578

Consolidated total assets	$3,410	$4,321

NOTE 23: FINANCIAL INSTRUMENTS

The following tables present the carrying amounts, estimated fair values, and location in the Consolidated Statement of Financial Position for Kodak’s financial instruments:

(in millions)			Value Of Items Recorded At Fair Value As of September 30, 2013 (Successor)
			Total	Level 1	Level 2	Level 3
ASSETS
Derivatives
Short-term foreign exchange contracts	Receivables, net		$2	$—	$2	$—
LIABILITIES
Derivatives
Short-term foreign exchange contracts	Other current liabilities		3	—	3	—

(in millions)			Value Of Items Not Recorded At Fair Value As of September 30, 2013 (Successor)
			Total	Level 1	Level 2	Level 3
LIABILITIES
Debt
Short-term debt	Short-term borrowings and current portion of long-term debt	Carrying value	$4	$—	$4	$—
		Fair value	4	—	4	—
Long-term debt	Long-term debt, net of current portion	Carrying value	675	—	675	—
		Fair value	692	—	692	—

(in millions)			Value Of Items Recorded At Fair Value As of December 31, 2012 (Predecessor)
			Total	Level 1	Level 2	Level 3
ASSETS
Marketable securities
Short-term available-for-sale	Other current assets		$4	$4	$—	$—
Long-term available-for-sale	Other long-term assets		7	7	—	—
Derivatives
Short-term foreign exchange contracts	Receivables, net		1	—	1	—
LIABILITIES
Derivatives
Short-term foreign exchange contracts	Other current liabilities		1	—	1	—

(in millions)			Value Of Items Not Recorded At Fair Value As of December 31, 2012 (Predecessor)
			Total	Level 1	Level 2	Level 3
ASSETS
Marketable securities
Long-term held-to-maturity	Other long-term assets	Carrying value	$23	$23	$—	$—
		Fair value	23	23	—	—
LIABILITIES
Debt
Short-term debt	Short-term borrowings and current portion of long-term debt	Carrying value	699	—	699	—
		Fair value	686	—	686	—
Long-term debt	Long-term debt, net of current portion	Carrying value	740	—	740	—
		Fair value	606	—	606	—
Debt subject to compromise	Liabilities subject to compromise	Carrying value	683	—	683	—
		Fair value	72	—	72	—

Kodak does not utilize financial instruments for trading or other speculative purposes.

Fair Value

The fair values of marketable securities are determined using quoted prices in active markets for identical assets (Level 1 fair value measurements). Fair values of Kodak’s forward contracts are determined using other observable inputs (Level 2 fair value measurements), and are based on the present value of expected future cash flows (an income approach valuation technique) considering the risks involved and using discount rates appropriate for the duration of the contracts. Transfers between levels of the fair value hierarchy are recognized based on the actual date of the event or change in circumstances that caused the transfer. There were no transfers between levels of the fair value hierarchy during the one month ended September 30, 2013 (Successor) and the eight months ended August 31, 2013 (Predecessor).

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

Foreign Exchange

Foreign exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in Other income (charges), net in the accompanying Consolidated Statement of Operations. The net effects of foreign currency transactions, including changes in the fair value of foreign exchange contracts, are shown below:

	Successor	Predecessor		Successor	Predecessor
(in millions)	One Month Ended September 30, 2013	Two Months Ended August 31, 2013	Three Months Ended September 30, 2012	One Month Ended September 30, 2013	Eight Months Ended August 30, 2013	Nine Months Ended September 30, 2012
Net gain (loss)	$(4)	$(3)	$(2)	$(4)	$(7)	$(15)

Derivative Financial Instruments

Kodak, as a result of its global operating and financing activities, is exposed to changes in foreign currency exchange rates, commodity prices, and interest rates, which may adversely affect its results of operations and financial position. Kodak manages such exposures, in part, with derivative financial instruments.

Foreign currency forward contracts are used to mitigate currency risk related to foreign currency denominated assets and liabilities. Silver forward contracts may be used to mitigate Kodak’s risk to fluctuating silver prices. Kodak’s exposure to changes in interest rates results from its investing and borrowing activities used to meet its liquidity needs.

Kodak’s financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments. Kodak manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties. Kodak has procedures to monitor the credit exposure amounts. The maximum credit exposure at September 30, 2013 was not significant to Kodak.

In the event of a default under the Company’s Term Credit Agreements, the ABL Credit Agreement, or a default under any derivative contract or similar obligation of Kodak, subject to certain minimum thresholds, the derivative counterparties would have the right, although not the obligation, to require immediate settlement of some or all open derivative contracts at their then-current fair value, but with liability positions netted against asset positions with the same counterparty. At September 30, 2013, Kodak had open derivative contracts in liability positions with a total fair value of $3 million.

The location and amounts of pre-tax gains and losses related to derivatives reported in the Consolidated Statement of Operations are shown in the following tables:

Derivatives not designated as hedging instruments	Location of gain or (loss) recognized in income on derivative	Gain (loss) recognized in income on derivative
(in millions)		Successor	Predecessor		Successor	Predecessor
		One Month Ended September 30, 2013	Two Months Ended August 31, 2013	Three Months Ended September 30, 2012	One Month Ended September 30, 2013	Eight Months Ended August 31, 2013	Nine Months Ended September 30, 2012
Foreign exchange contracts	Other income (charges), net	$(3)	$3	$6	$(3)	$1	$2

Derivatives in cash flow hedging relationships	Gain recognized in OCI on derivative (effective portion)			Loss reclassified from OCI into cost of sales (effective portion)			Gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
(in millions)	Successor	Predecessor		Successor	Predecessor		Successor	Predecessor
	One Month Ended September 30, 2013	Two Months Ended August 31, 2013	Three Months Ended September 30, 2012	One Month Ended September 30, 2013	Two Months Ended August 31, 2013	Three Months Ended September 30, 2012	One Month Ended September 30, 2013	Two Months Ended August 31, 2013	Three Months Ended September 30, 2012

Commodity contracts	$—	$—	$—	$—	$—	$(1)	$—	$—	$—

	Successor	Predecessor		Successor	Predecessor		Successor	Predecessor
	One Month Ended September 30, 2013	Eight Months Ended August 31, 2013	Nine Months Ended September 30, 2012	One Month Ended September 30, 2013	Eight Months Ended August 31, 2013	Nine Months Ended September 30, 2012	One Month Ended September 30, 2013	Eight Months Ended August 31, 2013	Nine Months Ended September 30, 2012
Commodity contracts	$—	$—	$1	$—	$—	$(6)	$—	$—	$—

Foreign Currency Forward Contracts

Kodak’s foreign currency forward contracts used to mitigate currency risk related to existing foreign currency denominated assets and liabilities are not designated as hedges, and are marked to market through net (loss) earnings at the same time that the exposed assets and liabilities are re-measured through net earnings (loss) (both in Other income (charges), net in the Consolidated Statement of Operations). The notional amount of such contracts open at September 30, 2013 was approximately $680 million. The majority of the contracts of this type held by Kodak are denominated in euros and Swiss francs.

Silver Forward Contracts

Kodak may enter into silver forward contracts that are designated as cash flow hedges of commodity price risk related to forecasted purchases of silver. Kodak had no open hedges as of September 30, 2013.

In January 2012, Kodak terminated all its existing hedges at a loss of $5 million. These hedges were designated as secured agreements under the Second Amended and Restated Credit Agreement and needed to be settled prior to the termination of that facility in conjunction with the Company’s Original Senior DIP Credit Agreement. Hedge gains and losses related to these silver forward contracts are reclassified into Cost of sales in the Consolidated Statement of Operations as the related silver containing products are sold to third parties. These gains or losses transferred to Cost of sales are generally offset by increased or decreased costs of silver purchased in the open market. As of September 30, 2013, there were no existing gains or losses to be reclassified to Cost of sales within the next twelve months.

NOTE 24: DISCONTINUED OPERATIONS

On the Effective Date, as a part of the Global Settlement and pursuant to the Amended SAPA, Kodak consummated the sale of certain assets of the Business to the KPP Purchasing Parties for net cash consideration, in addition to the assumption by the KPP Purchasing Parties of certain liabilities of the Business, of $325 million. Up to $35 million in aggregate of the purchase price is subject to repayment to KPP if the Business does not achieve certain annual adjusted EBITDA targets over the four-year period ending December 31, 2018. Certain assets and liabilities of the Business in certain jurisdictions were not transferred at the initial closing, which took place on the Effective Date, but are contemplated to be transferred at a series of future deferred closings in accordance with the Amended SAPA. Kodak will operate the Business relating to the deferred closing jurisdictions, subject to certain covenants, until the applicable deferred closing occurs, and will deliver to (or receive from) a KPP subsidiary at each deferred closing a true-up payment reflecting the actual economic benefit (or detriment) to the Business in the applicable deferred closing jurisdiction(s) from the time of the initial closing through the time of the applicable deferred closing. Up to the time of the deferred closing, the results of the operations of the Business will be reported as Earnings (loss) from discontinued operations, net of income taxes in the Consolidated Statement of Operations and the assets and liabilities of the Business will be categorized as Assets held for sale or Liabilities held for sale in the Consolidated Statement of Financial Position, as appropriate.

Kodak recognized a pre-tax loss on the sale of the Business of approximately $163 million during the third quarter 2013 predecessor period. The pre-tax loss excludes recognition of $64 million of non-refundable consideration related to the delayed closings, which non-refundable consideration was received on the Effective Date, and $35 million of contingent consideration, subject to repayment to KPP which was also received by Kodak on the Effective Date. The pre-tax loss includes the recognition of approximately $1.5 billion of unamortized pension losses previously reported in accumulated other comprehensive income.

The following table summarizes the major classes of assets and liabilities related to the disposition of the Business which have been segregated and included in assets held for sale and liabilities held for sale in the Consolidated Statement of Financial Position:

(in millions)	Successor As of September 30, 2013	Predecessor As of December 31, 2012

Receivables, net	$21	$180
Inventories, net	79	123
Property, plant and equipment, net	12	86
Goodwill	—	146
Other assets	11	43

Current assets held for sale	$123	$578

Trade payables	$26	$77
Miscellaneous payables and accruals	18	159
Pension liabilities	2	1,525
Other liabilities	—	12
Liabilities subject to compromise	—	8

Current liabilities held for sale	$46	$1,781

Discontinued operations of Kodak include the Business (excluding the consumer film business, for which Kodak has entered into an ongoing supply arrangement with one or more KPP Purchasing Parties), digital capture and devices business (exited in the third quarter of 2012), Kodak Gallery (exited in the third quarter of 2012), and other miscellaneous businesses.

The significant components of revenues and earnings (loss) from discontinued operations, net of income taxes, are as follows:

	Successor	Predecessor		Successor	Predecessor
	One Month Ended September 30, 2013	Two Months Ended August 31, 2013	Three Months Ended September 30, 2012	One Month Ended September 30, 2013	Eight Months Ended August 31, 2013	Nine Months Ended September 30, 2012
(in millions)
Revenues from Personalized and Document Imaging	$20	$201	$344	$20	$734	$978
Revenues from Digital Capture and Devices operations	—	1	2	—	6	35
Revenues from Kodak Gallery operations	—	—	2	—	—	29
Revenues from other discontinued operations	—	2	11	—	18	37

Total revenues from discontinued operations	$20	$204	$359	$20	$758	$1,079

Pre-tax earnings (loss) from Personalized and Document Imaging	$11	$(169)	$19	$11	$(217)	$28
Pre-tax earnings (loss) from Digital Capture and Devices operations	1	—	(7)	1	2	(77)
Pre-tax earnings from Kodak Gallery operations	—	—	3	—	1	6
Pre-tax loss from other discontinued operations	—	—	(1)	—	(18)	(7)
(Provision) benefit for income taxes related to discontinued operations	(2)	91	(4)	(2)	97	(10)

Earnings (loss) from discontinued operations, net of income taxes	$10	$(78)	$10	$10	$(135)	$(60)

Kodak was required to use a portion of the proceeds from the divestiture of the Business to repay $200 million of the Junior DIP Credit Agreement. Interest expense on the debt that was required to be repaid as a result of the sale of the Personalized Imaging and Document Imaging businesses has therefore been allocated to discontinued operations ($0, $4 million, and $14 million for the one month ended September 30, 2013 (Successor) and the two and eight months ended August 31, 2013 (Predecessor), respectively, and $5 million and $14 million for the three and nine months ended September 30, 2012 (Predecessor), respectively).

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

On September 3, 2013, the Company emerged from chapter 11. The reorganized Kodak is a technology company focused on imaging for business. Kodak serves customers with disruptive technologies and breakthrough solutions for the products goods packaging, graphic communications and functional printing industries. Kodak also offers leading products and services in entertainment imaging and commercial films. Kodak emerged having removed legacy costs, exited businesses no longer core to its future and simplified its infrastructure. As of September 30, 2013 Kodak has $3.4 billion in total assets, $2.8 billion in total liabilities, and $616 million of total equity.

Prior to emergence, Kodak took many actions to reduce legacy obligations and improve the profitability of its emerging Commercial Imaging business. These actions included the Retirees’ Settlement, Eastman Business Park Settlement, KPP Global Settlement, the sale of various assets and discontinuance of unprofitable businesses. Kodak expects to continue to improve its profitability by focusing on the placement of equipment and the generation of profitable annuities in its Digital Printing and Enterprise businesses as well as the continued generation and enhancement of profits in its large consumable-based Graphics, Entertainment and Commercial Films businesses through a renewed focus on productivity and product quality. Kodak’s results for the predecessor and successor periods in 2013 reflect such improvements.

Kodak’s common stock was listed on the New York Stock Exchange as of November 1, 2013 under the ticker of “KODK”.

CURRENT KODAK OPERATING MODEL AND REPORTING STRUCTURE

Effective in the third quarter of 2012, Kodak had three reportable segments: the Graphics, Entertainment and Commercial Films Segment, the Digital Printing and Enterprise Segment, and the Personalized and Document Imaging Segment. Effective in the first quarter of 2013, the Intellectual Property and Brand Licensing strategic product group is reported in the Graphics, Entertainment and Commercial Films Segment. The Intellectual Property and Brand Licensing strategic product group was previously reported in the Personalized and Document Imaging Segment. Effective in the second quarter of 2013, due to the Personalized and Document Imaging Segment (excluding the film business, for which Kodak has entered into an ongoing supply arrangement with one or more KPP Purchasing Parties) being reported as discontinued operations, Kodak has two reportable segments: the Graphics, Entertainment and Commercial Films Segment and the Digital Printing and Enterprise Segment. The balance of Kodak’s continuing operations, which do not meet the criteria of a reportable segment, are reported in All Other. Prior period segment results have been revised to conform to the current period segment reporting structure. Within each of Kodak’s reportable segments are various components, or Strategic Product Groups (“SPG“s). Throughout the remainder of this document, references to the segments’ SPGs are indicated in italics.

Kodak offers high-quality, cost-effective products and services to the commercial imaging industry. Kodak’s portfolio of products and services meets two distinct needs for its customers: transforming large printing markets with digital offset, digital print and hybrid solutions; and developing new solutions for high-growth markets. Kodak operates the Commercial Imaging portfolio as two business segments:

Graphics, Entertainment and Commercial Films Segment: The Graphics, Entertainment and Commercial Films Segment consists of the product/service groups, Graphics and Entertainment & Commercial Films as well as Kodak’s intellectual property and brand licensing activities.

Kodak’s Graphics portfolio, covering the pre-press segment of the digital offset printing market, includes front-end controllers, production workflow software (including the new PRINERGY 6 Workflow portfolio), CTP output devices (including the KODAK TRENDSETTER and ACHIEVE Product with SQUAREspot laser writing and the new TH5 imaging technology), and digital plates (including traditional digital and KODAK SONORA Process-Free Plates). The SONORA Plate delivers cost savings and efficiency to customers through its durability (enabling an entire job to be printed using one set of plates) and promotes customers’ sustainability practices and credentials as it does not require processing chemistry.

The Graphics group also includes Kodak’s Global Technical Services, which is focused on achieving high-service contract attach rates to Kodak products, including the following service categories: field services, customer support services, educational services, and professional services.

Kodak’s Entertainment Imaging & Commercial Film group encompasses its motion picture film business, providing motion imaging products (camera negative, intermediate, print and archival film), services, and technology for the professional motion picture and exhibition industries. The group also offers Aerial and Industrial Films – including KODAK Printed Circuit Board film, and delivers external sales for Kodak’s component businesses: Polyester Film; Specialty Chemicals; Inks & Dispersions; and Solvent Recovery.

Digital Printing and Enterprise Segment: The Digital Printing and Enterprise Segment consists of four product/service groups, Digital Printing, Packaging and Functional Printing, Enterprise Services & Solutions, and Consumer Inkjet Systems. Digital Printing includes both the Inkjet Printing Solutions and Electrophotographic Printing Solutions product offerings.

The Inkjet Printing Solutions product offering includes KODAK PROSPER Presses and PROSPER hybrid components, featuring ultrafast inkjet droplet generation, which are sold directly to customers. PROSPER hybrid components are also integrated into OEM partner portfolios. The PROSPER Press features STREAM Inkjet Technology, which delivers a continuous flow of ink that enables constant and consistent operation, with uniform size and accurate placement, even at very high print speeds. Applications include publishing, commercial print, direct mail, and packaging. The business also includes a large customer base of KODAK VERSAMARK (first-generation) Products.

Electrophotographic Printing Solutions encompasses the NEXPRESS Press Platform, which offers extremely high-quality, differentiated printing of short-run, personalized print applications such as direct mail, books, marketing collateral and photo products; and the DIGIMASTER Production Platform that uses monochrome electrophotographic printing technology to create high-quality printing of statements, short run books, corporate documentation, manuals and direct mail.

The Packaging business includes Kodak’s FLEXCEL NX and FLEXCEL Direct Platforms that offer digitization into the flexographic print market. The FLEXCEL System uses Kodak’s proprietary SQUAREspot laser imaging technology. This print production capability leverages a portfolio of offset, flexographic, and digital products and services, which help enable customers to preserve brand equity and security, enhance shelf appeal, and drive efficiency from design.

Kodak’s Functional Printing is currently under development. The first phase involves further engagement of strategic relationships with worldwide touch panel sensor leaders, while the second phase centers on developing and updating proprietary technology for direct printing on a wide range of materials that could be leveraged into adjacent markets, including transistors, fuel cells, display screens and packaging materials.

Enterprise Services & Solutions assists with the challenges and opportunities created by the worldwide digital transformation. Kodak brings together its technological strengths to meet the needs of its customers in the areas of Print & Managed Media Services, Brand Protection Solutions and Services, and Document Management Services. The group serves customers in enterprises including government, pharmaceuticals, and health, consumer and luxury good products, retail and finance.

Consumer Inkjet Systems includes consumer inkjet printers and related ink and media consumables. On September 28, 2012, Kodak announced that, starting in 2013, it would focus its Consumer Inkjet Systems business on the sale of ink and wind down its sale of consumer inkjet printers while continuing to serve its installed base.

All Other: All Other is composed of Kodak’s consumer film business and a utilities variable interest entity. Effective August 31, 2013 the Company sold certain utilities and related facilities and entered into utilities supply and servicing arrangements with RED, a variable interest entity.

Change in Segment Measure of Profit and Loss

During the second quarter of 2013, the Predecessor Company changed its segment measure of profit and loss to exclude amortization of prior service credits related to the U.S. Postretirement Benefit Plan. Prior to this change, Kodak excluded certain other components of pension and other postretirement benefit obligation (OPEB) costs from the segment measure of profitability. As a result of this change, the operating segment results now exclude the interest cost, expected return on plan assets, amortization of actuarial gains and losses, amortization of prior service credits related to the U.S. Postretirement Benefit Plan, and special termination benefit, curtailment and settlement components of pension and OPEB expense. The service cost component for all plans will continue to be reported as a part of operating segment results, as will the amortization of prior service cost component for all plans other than for the U.S. Postretirement Benefit Plan. Prior period segment results have been revised to reflect this change.

Upon adoption of fresh start accounting, the Successor Company eliminated prior service credits related to the U.S. Postretirement Benefit Plan. Therefore the one month ended September 30, 2013 does not include any amortization related to prior service credits related to the U.S. Postretirement Benefit Plan.

Net Sales from Continuing Operations by Reportable Segment

	Successor	Predecessor				Successor	Predecessor
(in millions)	One Month Ended September 30, 2013	Two Months Ended August 31, 2013	Three Months Ended September 30, 2012	Change vs. 2012 (Combined)	Foreign Currency Impact*	One Month Ended September 30, 2013	Eight Months Ended August 31, 2013	Nine Months Ended September 30, 2012	Change vs. 2012 (Combined)	Foreign Currency Impact*
Graphics, Entertainment and Commercial Films
Inside the U.S.	$24	$52	$104	(27%)	0%	$24	$265	$281	3%	0%
Outside the U.S.	99	178	300	(8%)	(2%)	99	722	949	(13%)	(2%)

Total Graphics, Entertainment and Commercial Films	$123	$230	$404	(13%)	1%	$123	$987	$1,230	(10%)	1%

Digital Printing and Enterprise
Inside the U.S.	$33	$54	$104	(16%)	0%	$33	$239	$314	(13%)	0%
Outside the U.S.	41	70	127	(13%)	(2%)	41	280	356	(10%)	(2%)

Total Digital Printing and Enterprise	$74	$124	$231	(14%)	(1%)	$74	$519	$670	(11%)	(1%)

All Other
Inside the U.S.	$—	$3	$9	(67%)	0%	$—	$11	$31	(65%)	0%
Outside the U.S.	1	8	16	(44%)	0%	1	25	49	(47%)	(2%)

Total All Other	$1	$11	$25	(52%)	0%	$1	$36	$80	(54%)	(1%)

Consolidated
Inside the U.S.	$57	$109	$217	(24%)	0%	$57	$515	$626	(9%)	0%
Outside the U.S.	141	256	443	(10%)	(2%)	141	1,027	1,354	(14%)	(2%)

Total Consolidated	$198	$365	$660	(15%)	(1%)	$198	$1,542	$1,980	(12%)	(1%)

*	Represents the percentage change in segment net sales for the period that is attributable to foreign currency fluctuations.

Segment (Loss) Earnings and Consolidated (Loss) Earnings from Continuing Operations Before Income Taxes

	Successor	Predecessor			Successor	Predecessor
(in millions)	One Month Ended September 30, 2013	Two Months Ended August 31, 2013	Three Months Ended September 30, 2012	Change vs. 2012 (Combined)	One Month Ended September 30, 2013	Eight Months Ended August 31, 2013	Nine Months Ended September 30, 2012	Change vs. 2012 (Combined)
Graphics, Entertainment and Commercial Films	$(11)	$(6)	$(34)	50%	$(11)	$5	$(166)	96%
Digital Printing and Enterprise	(13)	(8)	(58)	64%	(13)	(37)	(221)	77%

Total of reportable segments	(24)	(14)	(92)	59%	(24)	(32)	(387)	86%
Percent of sales	(12%)	(4%)	(14%)		(12%)	(2%)	(20%)
All Other	(4)	3	(1)		(4)	—	(3)
Restructuring costs and other	4	3	120		4	49	207
Corporate components of pension and OPEB income (expense) (1)	13	16	(6)		13	43	(10)
Other operating income, net	—	—	4		—	495	5
Loss on early extinguishment of debt, net	—	2	—		—	8	7
Interest expense	6	33	36		6	106	103
Other income (charges), net	—	(2)	6		—	(13)	3
Reorganization items, net	5	(2,217)	56		5	(2,026)	304

Consolidated (loss) earnings from continuing operations before income taxes	$(30)	$2,182	$(301)	815%	$(30)	$2,356	$(1,013)	330%

(1)	Composed of interest cost, expected return on plan assets, amortization of actuarial gains and losses, amortization of prior service credits related to the U.S. Postretirement Benefit Plan and special termination benefits, curtailments and settlement components of pension and other postretirement benefit expenses, except for settlements in connection with the chapter 11 bankruptcy proceedings that are recorded in Reorganization items, net and curtailments and settlements included in Earnings (loss) from discontinued operations, net of income taxes in the Consolidated Statement of Operations.

2013 COMPARED WITH 2012

THIRD QUARTER AND YEAR TO DATE

RESULTS OF OPERATIONS – CONTINUING OPERATIONS

	Successor	Predecessor		Predecessor			Successor	Predecessor		Predecessor
(in millions)	One Month Ended September 30, 2013	Two Months Ended August 31, 2013	% of Sales (Combined)	Three Months Ended September 30, 2012	% of Sales	% Change vs. 2012 (Combined)	One Month Ended September 30, 2013	Eight Months Ended August 31, 2013	% of Sales (Combined)	Nine Months Ended September 30, 2012	% of Sales	% Change vs. 2012 (Combined)
Net sales	$198	$365		$660		(15%)	$198	$1,542		$1,980		(12%)
Cost of sales	176	280		585			176	1,174		1,790

Gross profit	22	85	19%	75	11%	43%	22	368	22%	190	10%	105%
Selling, general and administrative expenses	29	64	17%	148	22%	(37%)	29	297	19%	473	24%	(31%)
Research and development costs	8	16	4%	35	5%	(31%)	8	66	4%	129	7%	(43%)
Restructuring costs and other	4	3	1%	111	17%	(94%)	4	43	3%	195	10%	(76%)
Other operating income, net	—	—		(4)	(1%)	(100%)	—	(495)	(28%)	(5)	(0%)	9,800%

(Loss) earnings from continuing operations before interest expense, other income (charges), net, reorganization items, net and income taxes	(19)	2	(3%)	(215)	(33%)	(92%)	(19)	457	25%	(602)	(30%)	(173%)
Interest expense	6	33	7%	36	5%	8%	6	106	6%	103	5%	9%
Loss on early extinguishment of debt, net	—	2	0%	—	—	—	—	8	0%	7	0%	14%
Other income (charges), net	—	(2)	(0%)	6	1%	(133%)	—	(13)	(1%)	3	0%	(533%)
Reorganization items, net	5	(2,217)	(393%)	56	8%	(4,050%)	5	(2,026)	(116%)	304	15%	(765%)

(Loss) earnings from continuing operations before income taxes	(30)	2,182	382%	(301)	(46%)	(815%)	(30)	2,356	134%	(1,013)	(51%)	(330%)
Provision (benefit) for income taxes	1	97		21	3%	367%	1	155	9%	(96)	(5%)	(263%)

(Loss) earnings from continuing operations	(31)	2,085	365%	(322)	(49%)	(738%)	(31)	2,201	125%	(917)	(46%)	(337%)
Earnings (loss) from discontinued operations, net of income taxes	10	(78)	(12%)	10	2%	(780%)	10	(135)	(7%)	(60)	(3%)	108%

NET (LOSS) EARNINGS	(21)	2,007	354%	(312)	(47%)	(738%)	(21)	2,066	118%	(977)	(49%)	(309%)
Less: Net loss attributable to noncontrolling interests	(3)	—	(1%)	—	—	—	(3)	—	(0%)	—	—	—

NET (LOSS) EARNINGS ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$(18)	$2,007	353%	$(312)	(47%)	(738%)	$(18)	$2,066	118%	$(977)	(49%)	(310%)

CONSOLIDATED

	Three Months Ended September 30,		Percent Change vs. 2012 (Combined)
(in millions)	2013 (Combined) Amount	Change vs. 2012 (Predecessor)	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs
Net Sales	$563	-15%	-14%	0%	-1%	n/a
Gross profit margin	19%	8pp	n/a	6pp	-1pp	3pp

	Nine Months Ended September 30,		Percent Change vs. 2012 (Combined)
(in millions)	2013 (Combined) Amount	Change vs. 2012 (Predecessor)	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs
Net Sales	$1,740	-12%	-17%	6%	-1%	n/a
Gross profit margin	22%	12pp	n/a	9pp	0pp	3pp

Revenues

Current Quarter

For the three months ended September 30, 2013, net sales decreased approximately 15% compared with the same period in 2012 primarily due to volume declines in each segment. The impact of the application of fresh start accounting was not material. See segment discussions below for additional information.

Year to Date

For the nine months ended September 30, 2013, net sales decreased approximately 12% compared with the same period in 2012 primarily due to volume declines in each segment, partially offset by favorable price/mix within Entertainment Imaging and Commercial Films (+2%) in the Graphics, Entertainment & Commercial Films segment. The impact of the application of fresh start accounting was not material. See segment discussions below for additional information.

Included in first quarter 2013 revenues was a non-recurring intellectual property licensing agreement. This licensing agreement contributed approximately $31 million to revenues in the first quarter of 2013. There was a $61 million license revenue reduction reflecting sharing, with licensees, of the withholding tax refund received in the first quarter of 2012 (refer to Note 12, “Income Taxes” for additional information).

Gross Profit

Current Quarter

The increase in gross profit percent for the three months ended September 30, 2013 as compared with the prior year quarter was due to favorable price/mix in the Digital Printing and Enterprise segment (+5pp), primarily due to price/mix improvements within Consumer Inkjet Systems. Lower pension expense contributed to improved manufacturing and other costs, offset by the impact of the application of fresh start accounting (-4pp). See segment discussions below for additional details.

Year to Date

The increase in gross profit percent for the nine months ended September 30, 2013 as compared with the prior year period was due to favorable price/mix in the Graphics, Entertainment and Commercial Films segment (+5pp) primarily from intellectual property licensing and the Digital Printing and Enterprise segment (+4pp). The impact of the application of fresh start accounting was not material. See segment discussions below for additional details.

Included in first quarter 2013 revenues was a non-recurring intellectual property licensing agreement. This licensing agreement contributed approximately $31 million to revenues in the first quarter of 2013. There was a $61 million license revenue reduction reflecting sharing, with licensees, of the withholding tax refund received in the first quarter of 2012 (refer to Note 12, “Income Taxes” for additional information).

Selling, General and Administrative Expenses

The decreases in consolidated selling, general and administrative expenses (SG&A) for the three and nine months ended September 30, 2013 as compared with the prior year periods were the result of cost reduction actions including the change in strategy for Consumer Inkjet Systems.

Research and Development Costs

The decreases in consolidated research and development costs (R&D) for the three and nine months ended September 30, 2013 as compared with the prior year periods were primarily attributable to cost reduction actions resulting from focused development activities on core products and certain products reaching the commercialization stage.

Restructuring Costs and Other

These costs, as well as the restructuring costs reported in Cost of sales, are discussed under the “RESTRUCTURING COSTS AND OTHER” section.

Other Operating (Income) Expenses, Net

For details, refer to Note 17, “Other Operating (Income) Expenses, Net.”

Reorganization Items, Net

For details, refer to Note 4, “Reorganization Items, Net.”

Income Tax Provision (Benefit)

(in millions)	Successor	Predecessor		Successor	Predecessor
	One Month Ended September 30, 2013	Two Months Ended August 31, 2013	Three Months Ended September 30, 2012	One Month Ended September 30, 2013	Eight Months Ended August 31, 2013	Nine Months Ended September 30, 2012
(Loss) earnings from continuing operations before income taxes	$(30)	$2,182	$(301)	$(30)	$2,356	$(1,013)
Provision (benefit) for income taxes	$1	$97	$21	$1	$155	$(96)
Effective tax rate	(3%)	4%	(7%)	(3%)	7%	9%

Current Quarter

The change in Kodak’s effective tax rate from continuing operations for the combined quarter is primarily attributable to: (1) a decrease as a result of income generated in the U.S., offset by an increase as a result of losses in certain jurisdictions outside the U.S. for which no benefit was recognized due to management’s conclusion that it was more likely than not that the tax benefits would not be realized, (2) an increase as a result of the establishment of a deferred tax asset valuation allowance in certain jurisdictions outside the U.S., (3) a decrease as a result of a legislative tax rate change in a jurisdiction outside the U.S., (4) a decrease as a result of tax accounting impacts related to items reported in Accumulated other comprehensive loss in the Consolidated Statement of Financial Position, and (5) a decrease associated with foreign withholding taxes on undistributed earnings.

Year to Date

The change in the Company’s effective tax rate from continuing operations for the year to date period is primarily attributable to: (1) a decrease as a result of income generated in the U.S., offset by an increase as a result of losses in certain jurisdictions outside the U.S. for which no benefit was recognized due to management’s conclusion that it was more likely than not that the tax benefits would not be realized, (2) a benefit as a result of the Company reaching a settlement with a taxing authority in a location outside the U.S. in the nine months ended September 30, 2012, (3) an increase as a result of the establishment of a deferred tax asset valuation allowance in certain jurisdictions outside the U.S., (4) a benefit associated with the tax impact of the goodwill impairment recognized in the nine months ended September 30, 2013, (5) a decrease as a result of a legislative tax rate change in a jurisdiction outside the U.S., (6) a provision as a result of withholding taxes on foreign dividends in the nine months ended September 30, 2013, (7) a decrease as a result of tax accounting impacts related to items reported in Accumulated other comprehensive loss in the Consolidated Statement of Financial Position, (8) a provision as a result of withholding taxes on the sale of intellectual property in the nine month ended September 30, 2013 and (9) a decrease associated with foreign withholding taxes on undistributed earnings.

Discontinued Operations

On the Effective Date, as a part of the Global Settlement and pursuant to the Amended SAPA, Kodak consummated the sale of certain assets of the Business to the KPP Purchasing Parties for net cash consideration, in addition to the assumption by the KPP Purchasing Parties of certain liabilities of the Business, of $325 million. Up to $35 million in aggregate of the purchase price is subject to repayment to KPP if the Business does not achieve certain annual adjusted EBITDA targets over the four-year period ending December 31, 2018. Certain assets and liabilities of the Business in certain jurisdictions were not transferred at the initial closing, which took place on the Effective Date, but are contemplated to be transferred at a series of future deferred closings in accordance with the Amended SAPA. Kodak will operate the Business relating to the deferred closing jurisdictions, subject to certain covenants, until the applicable deferred closing occurs, and will deliver to (or receive from) a KPP subsidiary at each deferred closing a true-up payment reflecting the actual economic benefit (or detriment) to the Business in the applicable deferred closing jurisdiction(s) from the time of the initial closing through the time of the applicable deferred closing. Up to the time of the deferred closing, the results of the operations of the Business will be reported as Earnings (loss) from discontinued operations, net of income taxes in the Consolidated Statement of Operations and the assets and liabilities of the Business will be categorized as Assets held for sale or Liabilities held for sale in the Consolidated Statement of Financial Position, as appropriate.

Kodak recognized a pre-tax loss on the sale of the Business of approximately $163 million during the third quarter 2013 predecessor period. The pre-tax loss excludes recognition of $64 million of non-refundable consideration related to the delayed closings, which non-refundable consideration was received on the Effective Date, and $35 million of contingent consideration, which was also received by Kodak on the Effective Date. The pre-tax loss includes the recognition of approximately $1.5 billion of unamortized pension losses previously reported in accumulated other comprehensive income.

Discontinued operations of Kodak include the Business (excluding the consumer film business, for which Kodak has entered into an ongoing supply arrangement with one or more KPP Purchasing Parties), digital capture and devices business (exited in the third quarter of 2012), Kodak Gallery (exited in the third quarter of 2012), and other miscellaneous businesses.

The significant components of revenues and earnings (loss) from discontinued operations, net of income taxes, are as follows:

	Successor	Predecessor		Successor	Predecessor
	One Month Ended September 30, 2013	Two Months Ended August 31, 2013	Three Months Ended September 30, 2012	One Month Ended September 30, 2013	Eight Months Ended August 31, 2013	Nine Months Ended September 30, 2012
(in millions)
Revenues from Personalized and Document Imaging	$20	$201	$344	$20	$734	$978
Revenues from Digital Capture and Devices operations	—	1	2	—	6	35
Revenues from Kodak Gallery operations	—	—	2	—	—	29
Revenues from other discontinued operations	—	2	11	—	18	37

Total revenues from discontinued operations	$20	$204	$359	$20	$758	$1,079

Pre-tax earnings (loss) from Personalized and Document Imaging	$11	$(169)	$19	$11	$(217)	$28
Pre-tax earnings (loss) from Digital Capture and Devices operations	1	—	(7)	1	2	(77)
Pre-tax earnings from Kodak Gallery operations	—	—	3	—	1	6
Pre-tax loss from other discontinued operations	—	—	(1)	—	(18)	(7)
(Provision) benefit for income taxes related to discontinued operations	(2)	91	(4)	(2)	97	(10)

Earnings (loss) from discontinued operations, net of income taxes	$10	$(78)	$10	$10	$(135)	$(60)

GRAPHICS, ENTERTAINMENT AND COMMERCIAL FILMS SEGMENT

	Successor	Predecessor		Predecessor			Successor	Predecessor		Predecessor
(in millions)	One Month Ended September 30, 2013	Two Months Ended August 31, 2013	% of Sales (Combined)	Three Months Ended September 30, 2012	% of Sales	% Change vs. 2012 (Combined)	One Month Ended September 30, 2013	Eight Months Ended August 31, 2013	% of Sales (Combined)	Nine Months Ended September 30, 2012	% of Sales	% Change vs. 2012 (Combined)
Net sales	$123	$230		$404		(13%)	$123	$987		$1,230		(10%)
Cost of sales	114	195		352		(12%)	114	805		1,115		(18%)

Gross profit	9	35	12%	52	13%	(15%)	9	182	17%	115	9%	66%
Selling, general and administrative expenses	19	37	16%	78	19%	(28%)	19	164	16%	251	20%	(27%)
Research and development costs	1	4	1%	8	2%	(38%)	1	13	1%	30	2%	(53%)

Segment (loss) earnings	$(11)	$(6)	(5%)	$(34)	(8%)	50%	$(11)	$5	(1%)	$(166)	(13%)	96%

	Three Months Ended September 30,		Percent Change vs. 2012 (Combined)
(in millions)	2013 (Combined) Amount	Change vs. 2012 (Predecessor)	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs
Net Sales	$353	-13%	-11%	0%	-2%	n/a
Gross profit margin	12%	-1pp	n/a	1pp	-1pp	-1pp

	Nine Months Ended September 30,		Percent Change vs. 2012 (Combined)
(in millions)	2013 (Combined) Amount	Change vs. 2012 (Predecessor)	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs
Net Sales	$1,110	-10%	-18%	9%	-1%	n/a
Gross profit margin	17%	8pp	n/a	8pp	-1pp	1pp

Revenues

Current Quarter

The decrease in the Graphics, Entertainment and Commercial Films Segment net sales of approximately 13% for the third quarter was primarily due to volume declines within Graphics (-6%), largely attributable to lower demand for digital plates and within Entertainment Imaging & Commercial Films (-5%), largely attributable to reduced demand from movie studios. Also contributing to the decline was unfavorable price/mix within Graphics (-2%) due to pricing pressures in the industry. Partially offsetting these declines was favorable price/mix within Entertainment Imaging and Commercial Films (+2%) due to pricing actions impacting the current year quarter. The impact of the application of fresh start accounting was not material.

Year to Date

The decrease in the Graphics, Entertainment and Commercial Films Segment net sales of approximately 10% for the nine months ended September 30, 2013 was primarily due to volume declines within Entertainment Imaging & Commercial Films (-9%), largely attributable to reduced demand from movie studios, and within Graphics (-9%), largely attributable to lower demand for digital plates. Partially offsetting these declines was favorable price/mix within Intellectual Property and Brand Licensing (+7%) and within Entertainment Imaging and Commercial Films (+3%) due to pricing actions impacting the current year period. The impact of the application of fresh start accounting was not material.

Included in the year to date 2013 revenues was a non-recurring intellectual property licensing agreement. This licensing agreement contributed approximately $31 million to revenues in the first quarter of 2013. There was a $61 million license revenue reduction reflecting sharing, with licensees, of the withholding tax refund received in the first quarter of 2012 (refer to Note 12, “Income Taxes” for additional information).

Gross Profit

Current Quarter

Favorable price/mix within Entertainment Imaging & Commercial Films (+3pp), driven by the impact of pricing actions as noted above, and manufacturing and other cost improvements in Graphics (+3pp), due to productivity improvement initiatives, positively impacted gross profit percent. Partially offsetting these improvements was unfavorable price/mix within Graphics (-2pp) due to pricing pressures in the industry and the revaluation of inventory related to fresh-start accounting (-3pp).

Year to Date

The increase in the Graphics, Entertainment and Commercial Films Segment gross profit percent for the nine months ended September 30, 2013 was primarily driven by favorable price/mix within Intellectual Property and Brand Licensing (+6pp). Also contributing to the improvement was favorable price/mix within Entertainment Imaging & Commercial Films (+2pp) driven by the impact of pricing actions as noted above, and manufacturing and other cost improvements within Graphics (+2pp) due to productivity improvement initiatives. The impact of the application of fresh start accounting was not material.

Included in first quarter 2013 revenues was a non-recurring intellectual property licensing agreement. This licensing agreement contributed approximately $31 million to revenues in the first quarter of 2013. There was a $61 million license revenue reduction reflecting sharing, with licensees, of the withholding tax refund received in the first quarter of 2012 (refer to Note 12, “Income Taxes” for additional information).

Selling, General and Administrative Expenses

The decreases in SG&A for the three and nine months ended September 30, 2013 as compared with the prior year periods were primarily attributable to cost reduction actions.

Research and Development Costs

The decreases in R&D for the three and nine months ended September 30, 2013 as compared with the prior year periods were primarily attributable to cost reduction actions resulting from focused development activities on core products.

DIGITAL PRINTING AND ENTERPRISE SEGMENT

	Successor	Predecessor		Predecessor			Successor	Predecessor		Predecessor
(in millions)	One Month Ended September 30, 2013	Two Months Ended August 31, 2013	% of Sales (Combined)	Three Months Ended September 30, 2012	% of Sales	% Change vs. 2012 (Combined)	One Month Ended September 30, 2013	Eight Months Ended August 31, 2013	% of Sales (Combined)	Nine Months Ended September 30, 2012	% of Sales	% Change vs. 2012 (Combined)
Net sales	$74	$124		$231		(14%)	$74	$519		$670		(12%)
Cost of sales	62	89		196		(23%)	62	373		587		(26%)

Gross profit	12	35	24%	35	15%	34%	12	146	27%	83	12%	90%
Selling, general and administrative expenses	16	29	23%	66	29%	(32%)	16	129	24%	204	30%	(29%)
Research and development costs	9	14	12%	27	12%	(15%)	9	54	11%	100	15%	(37%)

Segment loss	$(13)	$(8)	(11%)	$(58)	(25%)	64%	$(13)	$(37)	(8%)	$(221)	(33%)	77%

	Three Months Ended September 30,		Percent Change vs. 2012 (Combined)
(in millions)	2013 (Combined) Amount	Change vs. 2012 (Predecessor)	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs
Net Sales	$198	-14%	-14%	1%	-1%	n/a
Gross profit margin	24%	9pp	n/a	14pp	0pp	-5pp

	Nine Months Ended September 30,		Percent Change vs. 2012 (Combined)
(in millions)	2013 (Combined) Amount	Change vs. 2012 (Predecessor)	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs
Net Sales	$593	-12%	-11%	0%	-1%	n/a
Gross profit margin	27%	15pp	n/a	13pp	0pp	2pp

Revenues

Current Quarter

The decrease in the Digital Printing and Enterprise Segment net sales of approximately 14% for the third quarter was primarily attributable to volume declines within Consumer Inkjet Systems, driven by lower consumer printer sales, due to the discontinuance of printer production (-7%), and lower sales of ink to the existing installed base of printers (-7%). Partially offsetting these declines were volume improvements within Digital Printing driven by a larger number of placements of commercial inkjet components (+4%). The impact of the application of fresh start accounting was not material.

Year to Date

The decrease in the Digital Printing and Enterprise Segment net sales of approximately 12% for the nine months ended September 30, 2013 was primarily attributable to volume declines within Consumer Inkjet Systems, driven by lower consumer printer sales, due to the discontinuance of printer production (-7%), and lower sales of ink to the existing installed base of printers (-5%). The impact of the application of fresh start accounting was not material.

Gross Profit

Current Quarter

The increase in the Digital Printing and Enterprise Segment gross profit percent for the third quarter was primarily due to favorable price/mix within Consumer Inkjet Systems (+10pp) due to a greater proportion of consumer ink sales, and within Digital Printing (+3pp) due to favorable mix due to higher component placements in the current year period. Partially offsetting these improvements were increased manufacturing and other costs (-6pp) due to the revaluation of inventory related to fresh-start accounting.

Year to Date

The increase in the Digital Printing and Enterprise Segment gross profit percent for the nine months ended September 30, 2013 was primarily due to favorable price/mix within Consumer Inkjet Systems (+12pp), due to a greater proportion of consumer ink sales in the current year period. Also contributing to the increase in gross profit percent was cost reductions within Digital Printing (+2pp) due to increase in scale and productivity improvement initiatives. The impact of the application of fresh start accounting was not material.

Selling, General and Administrative Expenses

The decreases in SG&A for the three and nine months ended September 30, 2013 as compared with the prior year periods were primarily attributable to cost reduction actions including the change in strategy for Consumer Inkjet Systems.

Research and Development Costs

The decreases in R&D for the three and nine months ended September 30, 2013 as compared with the prior year periods were primarily attributable to cost reduction actions resulting from certain products reaching the commercialization stage and focused development activities on other core products.

RESTRUCTURING COSTS AND OTHER

The Company recorded $8 million of charges for the three months ended September 30, 2013, including $1 million which was reported as Discontinued operations. The Company recorded $56 million of charges, including $4 million of charges for accelerated depreciation and $2 million of charges for inventory write-downs, which were reported in Cost of sales in the accompanying Consolidated Statement of Operations for the nine months ended September 30, 2013, and $3 million which was reported as Discontinued operations. The remaining costs incurred of $7 million and $47 million were reported as Restructuring costs and other in the accompanying Consolidated Statement of Operations for the three and nine months ended September 30, 2013, respectively. The severance and exit costs reserves require the outlay of cash, while long-lived asset impairments, accelerated depreciation and inventory write-downs represent non-cash items.

During the three and nine months ended September 30, 2013, the Company made cash payments related to restructuring of approximately $21 million and $86 million, respectively.

The charges of $56 million recorded in the first nine months of 2013 included $5 million applicable to the Digital Printing and Enterprise Segment, $24 million applicable to the Graphics, Entertainment and Commercial Films Segment, and $24 million that was applicable to manufacturing, research and development, and administrative functions, which are shared across both segments. The remaining $3 million was applicable to Discontinued operations.

The restructuring actions implemented in the first nine months of 2013 are expected to generate future annual cash savings of approximately $57 million. These savings are expected to reduce future annual Cost of sales, SG&A, and R&D expenses by $32 million, $24 million, and $1 million, respectively. The Company began realizing a portion of these savings in the first nine months of 2013, and expects the majority of the annual savings to be in effect by the second half of 2014 as actions are completed.

LIQUIDITY AND CAPITAL RESOURCES

(in millions)	Successor As of September 30, Jul-05	Predecessor As of December 31, Jul-05
Cash and cash equivalents	$839	$1,135

Sources and uses of cash at emergence (including divesture of the Personalized Imaging and Document Imaging Business) follow:

(in millions)
Sources:
Net Proceeds from Emergence Credit Facilities	$664
Proceeds from divestiture	325
Proceeds from Rights Offerings	406

Total sources	$1,395
Uses:
Repayment of Junior DIP Term Loans	$844
Repayment of Second Lien Notes	375
Claims paid at emergence	94
Funding of escrow accounts	113
Other fees & expenses	16

Total uses	1,442

Net uses	$(47)

Cash Flow Activity

(in millions)	Successor	Predecessor	Predecessor
	One Month Ended September 30, 2013	Eight Months Ended August 31, 2013	Nine Months Ended September 30, 2012	Change vs. 2012 (Combined)
Cash flows from operating activities:
Net cash used in operating activities	$(45)	$(547)	$(263)	$(329)

Cash flows from investing activities:
Net cash provided by investing activities	19	661	19	661

Cash flows from financing activities:
Net cash (used in) provided by financing activities	(41)	(328)	512	(881)

Effect of exchange rate changes on cash	8	(23)	3	(18)

Net (decrease) increase in cash and cash equivalents	$(59)	$(237)	$271	$(567)

Operating Activities

Net cash used in operating activities increased $329 million for the nine months ended September 30, 2013 as compared with the corresponding period in 2012 due to emergence related cash outflows and less cash being provided by working capital changes as compared to the prior year period, partially offset by earnings improvement.

Investing Activities

Net cash provided by investing activities increased $661 million for the nine months ended September 30, 2013 as compared with the nine months ended September 30, 2012, primarily due to the increase in proceeds from sales of businesses/assets of $827 million. The sale of the digital imaging patent portfolio contributed approximately $530 million in the current year period. The sale of the Personalized Imaging and Document Imaging businesses contributed $290 million to investing activities in the current year period. Also contributing to the increase in the current year period was a reduction of capital expenditures of $15 million. Partially offsetting these increases was the net funding of restricted cash and investment accounts of $113 million.

Financing Activities

Net cash used in financing activities increased $881 million for the nine months ended September 30, 2013 as compared with the corresponding period in 2012 due to the net pay-down of debt in the current year period of approximately $810 million compared with borrowing under the Original Senior DIP Credit Agreement in the prior year quarter. Partially offsetting the increased cash used in financing activities were the proceeds from the Right Offerings of $406 million and $35 million of contingent cash received related to the sale of the Business in the current year period.

Available liquidity includes cash balances and the unused portion of the ABL Credit Agreement. The ABL Credit Agreement had $49 million of net availability as of September 30, 2013. The amount of available liquidity is subject to fluctuations and includes cash balances held by various entities worldwide. At September 30, 2013 and December 31, 2012, approximately $286 million and $324 million, respectively, of cash and cash equivalents were held within the U.S. and approximately $553 million and $811 million, respectively, of cash and cash equivalents were held outside the U.S. Cash balances held outside of the U.S. are generally required to support local country operations, may have high tax costs, or other limitations that delay the ability to repatriate, and therefore may not be readily available for transfer to other jurisdictions. Additionally, in China, where approximately $221 million of cash and cash equivalents was held as of September 30, 2013, there are limitations related to net asset balances that may impact the ability to make cash available to other jurisdictions in the world. Under the terms of the Term Credit Agreements and ABL Credit Agreement, the Company is permitted to invest up to $100 million in subsidiaries and joint ventures that are not party to these loan agreements.

During 2012 and 2011, Kodak made contributions (funded plans) or paid benefits (unfunded plans) of $153 million and $217 million, respectively, relating to its major defined benefit pension and other postretirement benefit plans. The decline in contribution in 2012 from 2011 is primarily due to the fact that the 2012 contribution to U.K Pension Plan was not made. Kodak estimates contributions and benefit payments relating to its major defined benefit pension and other postretirement benefit plans in 2013 of $42 million. The expected decline in contribution in 2013 from 2012 is primarily due to the discontinuation of U.S. retiree medical, dental, life insurance, and survivor income benefits (other than COBRA continuation coverage or conversion rights as required by the applicable benefit plans or applicable law) in 2013;

Cash flow from investing activities included $2 million and $34 million of capital expenditures for the one month ended September 30, 2013 and the eight months ended August 31, 2013, respectively. Kodak expects approximately $25 million of total capital expenditures for the four months ended December 31, 2013. Additionally, Kodak intends to utilize a variety of methods to finance customer equipment purchases in the future, including expansion of existing third party finance programs and internal financing through both leasing and installment loans.

Kodak believes that its liquidity position is adequate to fund its operating and investing needs and to provide the flexibility to respond to further changes in the business environment. See “Item 1A. Risk Factors” for a discussion of potential challenges to liquidity.

Refer to Note 11, “Short-Term Borrowings and Long-Term Debt,” in the Notes to Financial Statements for further discussion of long-term debt, related maturities and interest rates as of September 30, 2013 and December 31, 2012.

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report on Form 10-Q includes “forward–looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. Forward–looking statements include statements concerning the Company’s plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, liquidity, investments, financing needs, business trends, and other information that is not historical information. When used in this document, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “predicts”, “forecasts,” or future or conditional verbs, such as “will,” “should,” “could,” or “may,” and variations of such words or similar expressions are intended to identify forward–looking statements. All forward–looking statements, including, without limitation, management’s examination of historical operating trends and data are based upon the Company’s expectations and various assumptions. Future events or results may differ from those anticipated or expressed in these forward-looking statements. Important factors that could cause actual events or results to differ materially from these forward-looking statements include, among others, the risks and uncertainties described in more detail in the Company’s Annual Report on Form 10–K for the year ended December 31, 2012 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013, under the headings “Business,” “Risk Factors,” and/or “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources,” and those described in filings made by the Company with the U.S. Bankruptcy Court for the Southern District of New York and in other filings the Company makes with the SEC from time to time, as well as the following: the Company’s ability to improve and sustain its operating structure, financial results and profitability; the ability of the Company to achieve cash forecasts, financial projections, and projected growth; our ability to achieve the financial and operational results contained in our business plans; the ability of the Company to discontinue or sell certain non-core businesses or operations; the Company’s ability to comply with the covenants in its credit facilities; our ability to obtain additional financing if and as needed; the potential adverse effects of the Chapter 11 proceedings on the Company’s liquidity, results of operations, brand or business prospects; the Company’s ability to fund continued investments, capital needs, restructuring payments and service its debt; the resolution of claims against the Company; our ability to attract and retain key executives, managers and employees; our ability to maintain product reliability and quality and growth in relevant markets; our ability to effectively anticipate technology trends and develop and market new products, solutions and technologies; and the impact of the global economic environment on the Company. There may be other factors that may cause the Company’s actual results to differ materially from the forward–looking statements. All forward–looking statements attributable to the Company or persons acting on its behalf apply only as of the date of this report on Form 10-Q and are expressly qualified in their entirety by the cautionary statements included in this document. The Company undertakes no obligation to update or revise forward–looking statements to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events.

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

Using a sensitivity analysis based on estimated fair value of open foreign currency forward contracts using available forward rates, if the U.S. dollar had been 10% weaker at September 30, 2013 and 2012, the fair value of open forward contracts would have decreased $23 million and $14 million, respectively. Such changes in fair value would be substantially offset by the revaluation or settlement of the underlying positions hedged.

There were no open silver forward contracts as of September 30, 2013 or as of September 30, 2012.

Kodak is exposed to interest rate risk primarily through its borrowing activities and, to a lesser extent, through investments in marketable securities. Kodak may utilize borrowings to fund its working capital and investment needs. The majority of short-term and long-term borrowings are in variable-rate instruments. There is inherent roll-over risk for borrowings and marketable securities as they mature and are renewed at current market rates. The extent of this risk is not predictable because of the variability of future interest rates and business financing requirements.

Kodak’s borrowings are in variable-rate instruments with an interest rate floor. See Note 11, “Short-term borrowings and long-term debt.” At September 30, 2013, the one-month LIBOR rate was approximately 0.18%. If LIBOR rates were to rise above the 1% to 1.25% floors, interest expense would increase approximately $7 million for each 1% of LIBOR above the floor ($694 million debt times 1%). Using a sensitivity analysis based on estimated fair value of short-term and long-term borrowings, if available market interest rates had been 10% (about 252 basis points) lower at September 30, 2012, the fair value of short-term and long-term borrowings would have increased $1 million and $39 million, respectively.

Kodak’s financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments. Kodak manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties. Kodak has procedures to monitor the credit exposure amounts. The maximum credit exposure at September 30, 2013 was not significant to Kodak.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Kodak maintains disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Act of 1934) that are designed to ensure that information required to be disclosed in Kodak’s reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including Kodak’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, Kodak’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and, in reaching a reasonable level of assurance, Kodak’s management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Kodak’s management, with participation of Kodak’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Kodak’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation and subject to the foregoing, Kodak’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, Kodak’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in Kodak’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, Kodak’s internal control over financial reporting.

Part II. Other Information

ITEM 1. LEGAL PROCEEDINGS

Subsequent to the Company’s Bankruptcy Filing, between January 27, 2012 and March 22, 2012, several putative class action suits were filed in federal court in the Western District of New York against the current and certain former members of the Board of Directors (who were subsequently dismissed from the suits), the committees of the Company’s Stock Ownership Plan (‘SOP’) and Savings and Investment Plan (“SIP”), and certain former and current executives of the Company. The suits have been consolidated into a single action brought under the Employee Retirement Income Security Act (“ERISA”), styled as In re Eastman Kodak ERISA Litigation. The allegations concern the decline in the Company’s stock price and its alleged impact on SOP and SIP. Plaintiffs seek the recovery of any losses to the applicable plans, a constructive trust, the appointment of an independent fiduciary, equitable relief, as applicable, and attorneys’ fees and costs. Defendants’ motion to dismiss the litigation was heard on May 23, 2013 and has been taken under advisement.

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

On behalf of the defendants in the ERISA and securities laws suits, the Company believes that the suits are without merit and will vigorously defend the defendants on their behalf.

General Unsecured Claims (as defined in the Plan) against the Debtors have been discharged pursuant to the Plan. Under the Plan, General Unsecured Claims were classified as Class 4 claims and will receive the treatment set forth in the Plan on account of such claims. The claims filed by STWB and Bayer Corporation in the Chapter 11 Cases, as previously disclosed by the Company, are among the General Unsecured Claims discharged under the Plan. For information regarding the claims filed by STWB and Bayer, see Note 13 “Commitments and Contingencies” to the Financial Statements included herein, and the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, under the heading “Legal Proceedings”. For information regarding the Plan, see Note 2, “Emergence from Voluntary Reorganization under Chapter 11 Proceedings” to the Financial Statements included herein, and the Company’s Report on Form 8-K, filed August 29, 2013.

On June 17, 2013 the Company, the New York State Department of Environmental Conservation and the New York State Urban Development Corporation, d/b/a Empire State Development entered into a settlement agreement subsequently amended on August 6, 2013 (the “Amended EBP Settlement Agreement”) which resolves certain of the Company’s historical environmental liabilities at Eastman Business Park (“EBP”) through the establishment of a $49 million environmental remediation trust (the “EBP Trust”). Upon the satisfaction or waiver of certain conditions, (i) the EBP Trust will be responsible for investigation and remediation at EBP arising from the Company’s historical environmental liabilities in existence prior to the effective date of the EBP settlement, (ii) the Company will fund the EBP Trust with a $49 million payment and transfer of certain equipment and fixtures used for remediation at EBP, and (iii) in the event the historical liabilities exceed $99 million, the Company will become liable for 50% of the portion above $99 million. The settlement is subject to the satisfaction or waiver of certain conditions including the receipt of a covenant not to sue from the US Environmental Protection Agency with respect to the liabilities that are addressed in the Amended EBP Settlement Agreement.

The Company and its subsidiaries are involved in various lawsuits, claims, investigations, remediations and proceedings, including commercial, customs, employment, environmental, and health and safety matters, which are being handled and defended in the ordinary course of business. The Company is also subject to various assertions, claims, proceedings and requests for indemnification concerning intellectual property, including patent infringement suits involving technologies that are incorporated in a broad spectrum of the Company’s products. These matters are in various stages of investigation and litigation, and are being vigorously defended. Based on information presently available, the Company does not believe that losses for known exposures could reasonably be expected to exceed current accruals by material amounts, although costs could be material to a particular quarter or year.

ITEM 1A. RISK FACTORS

Continued investment, capital needs, restructuring payments and servicing the Company’s debt require a significant amount of cash and we may not be able to generate cash necessary to finance these activities, which could adversely affect our business, operating results and financial condition.

The Company’s business may not generate cash flow in an amount sufficient to enable it to pay the principal of, or interest on the Company’s indebtedness, or to fund Kodak’s other liquidity needs, including working capital, capital expenditures, product development efforts, strategic acquisitions, investments and alliances, restructuring actions and other general corporate requirements.

Kodak’s ability to generate cash is subject to general economic, financial, competitive, litigation, regulatory and other factors that are beyond our control. We cannot assure you that:

•	the Company’s businesses will generate sufficient cash flow from operations;

•	the Company will be able to repatriate or move cash to locations where and when it is needed;

•	the Company will meet all the conditions associated with the Emergence Credit Facility;

•	we will realize cost savings, earnings growth and operating improvements resulting from the execution of our business and restructuring plan; or

•	future sources of funding will be available in amounts sufficient to enable funding of our liquidity needs.

If we cannot fund our liquidity needs, we will have to take actions such as reducing or delaying capital expenditures, product development efforts, strategic acquisitions, and investments and alliances; selling additional assets; restructuring or refinancing the Company’s debt; or seeking additional equity capital. Such actions could increase the Company’s debt, negatively impact customer confidence in our ability to provide products and services, reduce the Company’s ability to raise additional capital and delay sustained profitability. We cannot assure you that any of these actions could, if necessary, be effected on commercially reasonable terms, or at all, or that they would permit us to meet the Company’s scheduled debt service obligations. In addition, if we incur additional debt, the risks associated with the Company’s substantial leverage, including the risk that we will be unable to service the Company’s debt or generate enough cash flow to fund our liquidity needs, could intensify.

If we are unsuccessful with the Company’s strategic investment decisions, our financial performance could be adversely affected.

The Company has focused its investments on commercial businesses in large growth markets that are positioned for technology and business model transformation, specifically, commercial inkjet, packaging and functional printing solutions, and enterprise services. While we believe each of these businesses has significant growth potential, they may also require additional investment and may not be successful strategies when implemented. The introduction of successful innovative products at market competitive prices, and the achievement of scale, are necessary for us to grow these businesses, improve margins and achieve our financial objectives. The introduction of products requires great precision in forecasting demand and understanding commercial business requirements in a rapidly moving marketplace. Additionally, our strategy is based on a number of factors and assumptions. Some of these are within our control, while others, such as the actions of third parties, are not within our control. There can be no assurance that we will be able to successfully execute all elements of our strategy, nor that external factors will not adversely affect our ability to successfully execute our strategy. If we are unsuccessful in growing the Company’s investment businesses as planned, or perceiving the needs of the rapidly changing commercial businesses, our financial performance could be adversely affected.

Kodak’s inability to successfully implement plans, or delays in implementing plans, to reduce our cost structure could negatively affect the Company’s consolidated results of operations, financial position and liquidity.

We recognize and have communicated the need to rationalize Kodak’s workforce and streamline operations to a leaner and more focused organization aligned with the emerged businesses and operations. We have implemented such cost rationalization plans including a restructuring of resources, manufacturing, supply chain, marketing, sales and administrative resources. As a result, our operations, results, financial position and liquidity could be negatively impacted. There are no assurances that such implementation will be successful or that the results we achieve through these plans will be consistent with our expectations. Additionally, if restructuring plans are not effectively managed, we may experience lost customer sales, product delays and other unanticipated effects, causing harm to our business and customer relationships. The business plans are subject to a number of assumptions, projections, and analysis. If these assumptions prove to be incorrect, we may be unsuccessful in executing our business plan or achieving the projected results, which could adversely impact our financial results and liquidity. Finally, the timing and implementation of these plans require compliance with numerous laws and regulations, including local labor laws, and the failure to comply with such requirements may result in damages, fines and penalties which could adversely affect the Company’s business.

Kodak’s inability to effectively complete and manage partnerships and other significant transactions could adversely impact our business performance including our financial results.

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

There can be no assurance that the Company will be able to comply with the terms of our various credit facilities.

A breach of any of the financial or other covenants contained in our First Lien Term Loan Agreement, Second Lien Term Loan Agreement or ABL Credit Agreement, could result in an event of default under these facilities, subject, in certain cases, to applicable grace and cure periods. If any event of default occurs and we are not able either to cure it or obtain a waiver from the requisite lenders under each of these facilities, the administrative agent of each credit facility may, and at the request of the requisite lenders for that facility shall, declare all of our outstanding obligations under the applicable credit facility, together with accrued interest and fees, to be immediately due and payable, and the agent under the ABL Credit Agreement may, and at the request of the requisite lenders shall, terminate the lenders’ commitments under that facility and cease making further loans, and if applicable, each respective agent could institute foreclosure proceedings against our pledged assets. This could adversely affect our operations and our ability to satisfy our obligations as they come due.

The extent to which the KPP Purchasing Parties are able to successfully operate the Business that they acquired from the Company, and to meet their commitments under transition services and other agreements entered into with the Company, could affect our brand, reputation and financial results.

The Amended SAPA and certain related agreements permit KPP to use the Kodak name and brand in its operations of the Business on a going-forward basis. If KPP is not successful in its operation of the Business, the Company’s brand image and reputation as a producer of high quality products could be harmed, which could affect our financial results or operations. In addition, in connection with the closing under the Amended SAPA, on the Effective Date, the Company entered into certain transition services agreements with KPP under which KPP is purchasing services from the Company. The inability of KPP to make payments as they are due under the transition service agreements could negatively affect our financial results. Further, with respect to certain jurisdictions for which deferred closings are scheduled to occur pursuant to the Amended SAPA on certain future dates, certain factors may delay the closings from occurring on the dates specified in the Amended SAPA, which could result in costs or operational impacts to Kodak.

Upon our emergence from chapter 11, a new Board of Directors was appointed, whose ability to quickly learn our business and lead our Company will be critical to our success.

Pursuant to the Plan, a new Board of Directors was appointed to lead the Company. The Board consists of six new Directors who have not previously served on the Kodak Board and are expanding their knowledge of the Company’s operations and strategic plans. The ability of the new Directors to quickly expand their knowledge of our business plans, operations and strategies and our technologies will be critical to their ability to make informed decisions about Company strategy and operations, particularly given the competitive environment in which our businesses operate and the need to quickly adjust to technological trends and advancements. If our Board of Directors is not sufficiently informed to make such decisions, our ability to compete effectively and profitably could be adversely affected.

Kodak’s future pension and other postretirement benefit plan costs and required level of contributions could be unfavorably impacted by changes in actuarial assumptions, market performance of plan assets and obligations imposed by legislation or pension authorities which could adversely affect our financial position, results of operations, and cash flow.

Kodak has significant defined benefit pension and other postretirement benefit obligations. The funded status of our U.S. and non U.S. defined benefit pension plans (and other postretirement benefit plans), and the related cost reflected in our financial statements, are affected by various factors that are subject to an inherent degree of uncertainty. Key assumptions used to value these benefit obligations, funded status and expense recognition include the discount rate for future payment obligations, the long term expected rate of return on plan assets, salary growth, healthcare cost trend rates, mortality trends, and other economic and demographic factors. Significant differences in actual experience, or significant changes in future assumptions or obligations imposed by legislation, or pension authorities could lead to a potential future need to contribute cash or assets to Kodak’s plans in excess of currently estimated contributions and benefit payments and could have an adverse effect on the Company’s consolidated results of operations, financial position or liquidity.

The competitive pressures we face could harm Kodak’s revenue, gross margins and market share.

The markets in which we do business are highly competitive with large, entrenched, and well financed industry participants. In addition, we encounter aggressive price competition for all our products and services from numerous companies globally. Kodak’s results of operations and financial condition may be adversely affected by these and other industry-wide pricing pressures. If our products, services and pricing are not sufficiently competitive with current and future competitors, we could also lose market share, adversely affecting our revenue and gross margins.

If Kodak’s commercialization and manufacturing processes fail to prevent product reliability and quality issues, our product launch plans may be delayed, our financial results may be adversely impacted, and our reputation may be harmed.

In developing, commercializing and manufacturing Kodak’s products and services, we must adequately address reliability and other quality issues, including defects in our engineering, design and manufacturing processes, as well as defects in third-party components included in our products. Because Kodak’s products are sophisticated and complicated to develop and commercialize with rapid advances in technologies, the occurrence of defects may increase, particularly with the introduction of new product lines. Unanticipated issues with product performance may delay product launch plans which could result in additional expenses, lost revenue and earnings. Although we have established internal procedures to minimize risks that may arise from product quality issues, there can be no assurance that we will be able to eliminate or mitigate occurrences of these issues and associated liabilities. Product reliability and quality issues can impair our relationships with new or existing customers and adversely affect our brand image, and our reputation as a producer of high quality products could suffer, which could adversely affect our business as well as our financial results. Product quality issues can also result in recalls, warranty, or other service obligations and litigation.

If we cannot effectively anticipate technology trends and develops and market new products to respond to changing customer preferences, our revenue, earnings and cash flow, could be adversely affected.

We have transformed ourselves into a technology company serving imaging for business markets including packaging, functional printing, graphic communications and enterprise services. Our success in these businesses depends on our ability to offer differentiated solutions to capture market share and grow scale. To enable this, we must develop and introduce new products and services in a timely manner to keep pace with technological developments and achieve customer acceptance. We must also effectively communicate to our customers, investors, and other key stakeholders our transformed business model, and successfully market our products for the markets we serve. If we are unable to anticipate new technology trends, develop improvements the Company’s current technology to address changing customer preferences, and effectively communicate, our businesses, products, and the markets we serve this could adversely affect our revenue, earnings and cash flow.

If we cannot protect the intellectual property rights on which the Company’s business depends, or if third parties assert that we violate their intellectual property rights, our revenue, earnings, expenses and liquidity may be adversely impacted.

We rely upon patent, copyright, trademark and trade secret laws in the United States and similar laws in other countries, and non-disclosure, confidentiality and other types of agreements with Kodak’s employees, customers, suppliers and other parties, to establish, maintain and enforce the Company’s intellectual property rights. Despite these measures, any of the Company’s direct or indirect intellectual property rights could, however, be challenged, invalidated, circumvented, infringed or misappropriated, or such intellectual property rights may not be sufficient to permit us to take advantage of current market trends or otherwise to provide competitive advantages, which could result in costly product redesign efforts, discontinuance of certain product offerings or other competitive harm. Further, the laws of certain countries do not protect proprietary rights to the same extent as the laws of the United States. Therefore, in certain jurisdictions, we may be unable to protect the Company’s proprietary technology adequately against unauthorized third party copying, infringement or use, which could adversely affect our competitive position. Also, because of the rapid pace of technological change in the information technology industry, much of the Company’s business and many of the Company’s products rely on key technologies developed or licensed by third parties, and we may not be able to obtain or continue to obtain licenses and technologies from these third parties at all or on reasonable terms.

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

In addition, third parties may claim that Kodak’s customers, licensees or other parties indemnified by us are infringing upon their intellectual property rights. Such claims may be made by competitors seeking to block or limit our access to certain markets. Additionally, in recent years, individuals and groups have begun purchasing intellectual property assets for the sole purpose of making claims of infringement and attempting to extract settlements from large companies like ours. Even if we believe that the claims are without merit, such claims can be time consuming and costly to defend and may distract management’s attention and resources. Claims of intellectual property infringement also might require us to redesign affected products, enter into costly settlement or license agreements or pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling certain of our products. Even if we have an agreement to indemnify us against such costs, the indemnifying party may be unable to uphold its contractual obligations. If we cannot or do not license the infringed technology at all, license the technology on reasonable terms or substitute similar technology from another source, our revenue and earnings could be adversely impacted. Finally, we use open source software in connection with our products and services. Companies that incorporate open source software into their products have, from time to time, faced claims challenging the ownership of open source software and/or compliance with open source license terms. As a result, we could be subject to suits by parties claiming ownership of what we believe to be open source software or noncompliance with open source licensing terms. Some open source software licenses require users who distribute open source software as part of their software to publicly disclose all or part of the source code to such software and/or make available any derivative works of the open source code on unfavorable terms or at no cost. Any requirement to disclose the Company’s source code or pay damages for breach of contract could be harmful to our business results of operations and financial condition.

Continued weakness or worsening of economic conditions could continue to adversely affect our financial performance and liquidity.

The global economic environment and declines in consumption in Kodak’s end markets have adversely affected sales of our products and profitability. Global financial markets have been experiencing volatility. Economic conditions could accelerate the continuing decline in demand for traditional products, which could also place pressure on our results of operations and liquidity. There is no guarantee that anticipated economic growth levels in markets that have experienced some economic recovery will continue in the future, or that we will succeed in expanding sales in these markets. In addition, accounts receivable and past due accounts could increase due to a decline in our customers’ ability to pay as a result of the economic downturn, and the Company’s liquidity, including our ability to use credit lines, could be negatively impacted by failures of financial instrument counterparties, including banks and other financial institutions. If global economic weakness and tightness in the credit markets continue for a greater period of time than anticipated or worsen, the Company’s profitability and related cash generation capability could be adversely affected and, therefore, affect the Company’s ability to meet the Company’s anticipated cash needs, impair the Company’s liquidity or increase the Company’s costs of borrowing.

If we cannot attract, retain and motivate key employees, Kodak’s revenue and earnings could be harmed.

In order for us to be successful, we must continue to attract, retain and motivate executives and other key employees, including technical, managerial, marketing, sales, research and support positions. Hiring and retaining qualified executives, research and engineering professionals, and qualified sales representatives, particularly in Kodak’s targeted growth markets, is critical to our future. The Company intends to hire a new Chief Executive Officer, and our ability to attract and retain a new Chief Executive Officer capable of leading the Company is critical to our future success. If we cannot attract qualified individuals, and retain key leaders, executives and employees, our business could be harmed.

Due to the nature of the products we sell and Kodak’s worldwide distribution, we are subject to changes in currency exchange rates, interest rates and commodity costs that may adversely impact our results of operations and financial position.

As a result of Kodak’s global operating and financing activities, we are exposed to changes in currency exchange rates and interest rates, which may adversely affect our results of operations and financial position. Exchange rates and interest rates in markets in which we do business tend to be volatile and at times, our sales can be negatively impacted across all of the Company’s segments depending upon the value of the U.S. dollar, the Euro and other major currencies. In addition, the Company’s products contain silver, aluminum, petroleum based or other commodity-based raw materials, the prices of which have been and may continue to be volatile. If the global economic situation remains uncertain or worsens, there could be further volatility in changes in currency exchange rates, interest rates and commodity prices, which could have negative effects on our revenue and earnings.

If we are unable to provide competitive financing arrangements to Kodak’s customers or if we extend credit to customers whose creditworthiness deteriorates, this could adversely impact our revenues, profitability and financial position.

The competitive environment in which we operate may require us to facilitate or provide financing to our customers in order to win a contract. Customer financing arrangements may cover all or a portion of the purchase price for the Company’s products and services. We may also assist customers in obtaining financing from banks and other sources. Our success may be dependent, in part, upon our ability to provide customer financing on competitive terms and on our customers’ creditworthiness. Tightening of credit in the global financial markets can adversely affect the ability of Kodak’s customers to obtain financing for significant purchases, which may result in a decrease in, or cancellation of, orders for our products and services. If we are unable to provide competitive financing solutions to our customers or if we extend credit to customers whose creditworthiness deteriorates, this could adversely impact our revenues, profitability and financial position.

We have outsourced a significant portion of Kodak’s overall worldwide manufacturing, logistics and back office operations and face the risks associated with reliance on third party suppliers.

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

Further, even if Kodak honors its payment and other obligations to our key suppliers of products, components and services, such suppliers may choose to unilaterally withhold products, components or services, or demand changes in payment terms. As a result of such risks, we may be unable to meet our customer commitments, our costs could be higher than planned, and our cash flows and the reliability of the Company’s products could be negatively impacted. Kodak will vigorously enforce its contractual rights under such circumstances, but there is no guarantee we will be successful in preventing or mitigating the effects of unilateral actions by our suppliers. Other supplier problems that we could face include electronic component shortages, excess supply, risks related to favorable terms, the duration of the Kodak’s contracts with suppliers for components and materials and risks related to dependency on single source suppliers on favorable terms or at all. If any of these risks were to be realized, and assuming alternative third party relationships could not be established, we could experience interruptions in supply or increases in costs that might result in Kodak’s inability to meet customer demand for our products, damage to our relationships with Kodak’s customers, and reduced market share, all of which could adversely affect our results of operations and financial condition.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

Our worldwide operations could be subject to earthquakes, power shortages, telecommunications failures, cyber attacks, terrorism, water shortages, tsunamis, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics, political or economic instability, and other natural or manmade disasters or business interruptions, for which we are predominantly self insured. The occurrence of any of these business disruptions could seriously harm our revenue and financial condition and increase our costs and expenses. In addition, some areas, including parts of the east and west coasts of the United States, have previously experienced, and may experience in the future, major power shortages and blackouts. These blackouts could cause disruptions to our operations or the operations of our suppliers, distributors and resellers, or customers. The impact of these risks is greater in areas where products are manufactured at a sole or limited number of location(s), and where the sourcing of materials is limited to a sole or limited base of suppliers, since any material interruption in operations in such locations or suppliers could impact our ability to provide a particular product or service for a period of time. These events could seriously harm our revenue and financial condition, and increase our costs and expenses.

Kodak’s sales are typically concentrated in the last four months of the fiscal year, therefore, lower than expected demand or increases in costs during that period may have a pronounced negative effect on our results of operations.

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

If we fail to manage distribution of the Company’s products and services properly, our revenue, gross margins and earnings could be adversely impacted.

We use a variety of different distribution methods to sell and deliver the Company’s products and services, including third party resellers and distributors and direct and indirect sales to both enterprise accounts and customers. Successfully managing the interaction of direct and indirect channels to various potential customer segments for the Company’s products and services is a complex process. Moreover, since each distribution method has distinct risks and costs, Kodak’s failure to implement the most advantageous balance in the delivery model for the Company’s products and services could adversely affect our revenue, gross margins and earnings. This has concentrated the Company’s credit and operational risk and could result in an adverse impact on our financial performance.

We may be required to recognize impairments in the value of the Company’s goodwill and/or other long-lived assets resulting from the application of fresh start accounting, which could adversely affect our results of operations.

Upon emergence from bankruptcy, we adopted fresh start accounting pursuant to which the reorganization value was allocated to the individual assets and liabilities based on their estimated fair values. The excess reorganization value over the fair value of identified tangible and intangibles assets is reported as goodwill. In connection with fresh start, we also fair valued our other long-lived assets, including intangible assets. The determination of reorganization value, equity value of Successor Company common stock and fair value of assets and liabilities is dependent on various estimates and assumptions, including achieving our financial projections and the realization of certain events. We test goodwill for impairment annually or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We evaluate other long-lived assets for impairments whenever events or changes in circumstances indicate the carrying value may not be recoverable. Impairments could occur in the future if the expected future cash flows of the Company decline, market or interest rate environments deteriorate, or if carrying values change materially compared with changes in their respective fair values.

Kodak’s future results could be harmed if we are unsuccessful in our efforts to expand sales in emerging markets.

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

There can be no assurance that we will be able to market and sell our products in all of Kodak’s targeted markets. If our efforts are not successful, our business growth and results of operations could be harmed. As a global company, Kodak is subject to regulatory requirements and laws in the jurisdictions in which we operate, and any alleged non-compliance with these requirements or laws could result in an adverse financial or reputational impact.

We are subject to environmental laws and regulations and failure to comply with such laws and regulations or liabilities imposed as a result of such laws and regulations could have an adverse effect on our business, results of operations and financial condition.

We are subject to environmental laws and regulations in the jurisdictions in which we conduct the Company’s business, including laws regarding the discharge of pollutants, including greenhouse gases, into the air and water, the need for environmental permits for certain operations, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites, the content of the Company’s products and the recycling and treatment and disposal of the Company’s products. If we do not comply with applicable laws and regulations in connection with the use and management of hazardous substances, then we could be subject to liability and/or could be prohibited from operating certain facilities, which could have a material adverse effect on our business, results of operations and financial condition. The cost of complying with such laws, and costs associated with the cleanup of contaminated sites, could have a material adverse effect on our business, results of operations and financial condition.

In addition, the Company, the New York State Department of Environmental Conservation and the New York State Urban Development Corporation have entered into a settlement agreement of the Company’s historical environmental liabilities at Eastman Business Park through the establishment of a $49 million environmental remediation trust. Should historical liabilities exceed $49 million, New York State is responsible for payments of cost up to an additional $50 million. In the event the historical liabilities exceed $99 million, the Company will become liable for 50% of the portion above $99 million, which could have a material adverse effect on our financial condition. The settlement agreement is subject to receipt of a covenant not to sue from the U.S. Environmental Protection Agency. Any uncertainties related to the Company’s environmental obligations may impact our ability to further develop and transform Eastman Business Park.

Regulations related to “conflict minerals” will require the Company to incur additional expenses and could limit the supply and increase the cost of certain metals used in manufacturing the Company’s products.

In August 2012, the SEC adopted rules requiring disclosure related to sourcing of specified minerals, known as “conflict minerals”, that are necessary to the functionality or production of products manufactured or contracted to be manufactured by public companies. The rules, effective in 2013, require a report to be filed by May 31, 2014, and if applicable, require companies to undertake due diligence, disclose whether or not such minerals originated from the Democratic Republic of Congo or an adjoining country. As a result, the Company is in the process of finalizing a framework and management system consistent with the guidance issued by the Organization for Economic Co-operation and Development (OEDC), and has begun preliminary due diligence on our supply chain. The implementation of the rules could adversely affect our sourcing, supply and pricing of materials used in the Company’s products. There may only be a limited number of suppliers offering “conflict free” conflict minerals, and we cannot be certain that we will be able to obtain necessary “conflict free” conflict minerals from such suppliers in sufficient quantities or at competitive prices. Because Kodak’s supply chain is complex, we may also not be able to sufficiently verify the origins of the relevant minerals used in the Company’s products through the due diligence procedures that we implement, which may harm our reputation.

Items 2, 3, 4 and 5.

Not applicable.

Item 6. Exhibits

(a)	Exhibits required as part of this report are listed in the index appearing below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EASTMAN KODAK COMPANY (Registrant)

Date: November 12, 2013	/s/ Eric Samuels
Eric Samuels Chief Accounting Officer and Corporate Controller
(Chief Accounting Officer and Authorized Signatory)

Eastman Kodak Company
Index to Exhibits
Exhibit Number

(2.1)	Confirmation Order from the United States Bankruptcy Court for the Southern District of New York Confirming the First Amended Joint Chapter 11 Plan of Reorganization, dated August 23, 2013.

(Incorporated by reference to Exhibit 2.1 of the Company’s current report on Form 8-K as filed on August 29, 2013).

(2.2)	First Amended Joint Chapter 11 Plan of Reorganization of Eastman Kodak Company and its Debtor Affiliates.

(Incorporated by reference to Exhibit 2.2 of the Company’s current report on Form 8-K as filed on August 29, 2013).

(2.3)	Amended and Restated Stock and Asset Purchase Agreement between Eastman Kodak Company, Qualex, Inc., Kodak (Near East), Inc., KPP Trustees Limited, as Trustee for the Kodak Pension Plan of the United Kingdom, and, solely for purposes of Section 11.4, KPP Holdco Limited, dated as of August 30, 2013, filed herewith.

(3.1)	Second Amended and Restated Certificate of Incorporation.

(Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 as filed on September 3, 2013).

(3.2)	Second Amended and Restated By-Laws.

(Incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-8 as filed on September 3, 2013).

(4.1)	Registration Rights Agreement between Eastman Kodak Company and certain stockholders listed on Schedule 1 thereto, dated as of September 3, 2013.

(Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form 8-A as filed on September 3, 2013).

(4.2)	Warrant Agreement between Eastman Kodak Company and ComputerShare Trust Company, N.A. and ComputerShare Inc. as Warrant Agent, dated as of September 3, 2013.

(Incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form 8-A as filed on September 3, 2013).

*(10.1)	Eastman Kodak Company 2013 Omnibus Incentive Plan.

(Incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8 as filed on September 3, 2013).

*(10.2)	Eastman Kodak 2013 Omnibus Incentive Plan Restricted Stock Unit Award Agreement dated September 3, 2013, filed herewith.

†(10.3)	Credit Agreement dated as of September 3, 2013 among Eastman Kodak Company as Borrower, the guarantors named therein as Grantors, the lenders named therein as Lenders, Bank of America, N.A. as Administrative and Collateral Agent, Barclays Bank PLC as Syndication Agent and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Bank PLC and J.P. Morgan Securities LLC as Joint Lead Arrangers and Joint Bookrunners, filed herewith.

†(10.4)	Security Agreement dated September 3, 2013 from the grantors referred to therein as Grantors to Bank of America, N.A. as Agent, filed herewith.

(10.5)	Intercreditor Agreement dated as of September 3, 2013 among Bank of America, N.A. as Representative with respect to the ABL Credit Agreement, JPMorgan Chase Bank, N.A. as Representative with respect to the Senior Term Loan Agreement, Barclays Bank PLC, as Representative with respect to the Junior Term Loan Agreement, Eastman Kodak Company and the other grantors party thereto, filed herewith.

†(10.6)	Senior Secured First Lien Term Credit Agreement dated as of September 3, 2013 among Eastman Kodak Company, as the Borrower, the lenders party hereto, JPMorgan Chase Bank, N.A. as Administrative Agent, and J.P. Morgan Securities LLC, Barclays Bank PLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arrangers and Joint Bookrunners, filed herewith.

†(10.7)	Guarantee and Collateral Agreement dated September 3, 2013 from the grantors referred to therein as Grantors to JPMorgan Chase Bank, N.A. as Administrative Agent, filed herewith.

†(10.8)	Senior Secured Second Lien Term Credit Agreement dated as of September 3, 2013, among Eastman Kodak Company, as the Borrower and the lenders party thereto, Barclays Bank PLC, as Administrative Agent and J.P. Morgan Securities LLC, Barclays Bank PLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arrangers and Joint Bookrunners, filed herewith.

†(10.9)	Guarantee and Collateral Agreement dated September 3, 2013 from the grantors referred to therein as Grantors to Barclays Bank PLC as Administrative Agent, filed herewith.

(10.10)	Amended and Restated Settlement Agreement (Eastman Business Park) between Eastman Kodak Company, the New York State Department of Environmental Conservation, and the New York State Urban Development Corporation d/b/a Empire State Development, dated August 6, 2013, filed herewith.

*†(10.11)	Management Agreement with Douglas J. Edwards dated September 3, 2013, filed herewith.

*(10.12)	Management Agreement with Antonio M. Perez dated September 3, 2013, filed herewith.

*†(10.13)	Management Agreement with Laura G. Quatela dated September 3, 2013, filed herewith.

*†(10.14)	Management Agreement with Patrick M. Sheller dated September 3, 2013, filed herewith.

(31.1)	Certification signed by Antonio M. Perez, filed herewith.

(31.2)	Certification signed by Rebecca A. Roof, filed herewith.

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Antonio M. Perez, filed herewith.

(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Rebecca A. Roof, filed herewith.

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase.

(101.INS)	XBRL Instance Document.

(101.LAB)	XBRL Taxonomy Extension Label Linkbase.

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase.

(101.SCH)	XBRL Taxonomy Extension Scheme Linkbase.

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase.

*	-	Management contract or compensatory plan or arrangement.
†	-	Eastman Kodak Company requested confidential treatment of certain information contained in this exhibit. Such information was filed separately with the Securities and Exchange Commission pursuant to an application for confidential treatment under 17 C.F.R. §§ 200.80(b)(4) and 240.24b-2.