Form 10-K
period 2013-12-31
EASTMAN KODAK CO
filed 2014-03-19
CIK 31235

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2013

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

Common Stock, $.01 par value

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2013 was approximately $35 million. The registrant has no non-voting common stock.

The number of shares outstanding of the registrant’s common stock as of March 3, 2014 was 41,673,710 shares of common stock.

Eastman Kodak Company

Form 10-K

December 31, 2013

PART I

ITEM 1.	BUSINESS

When used in this report, unless otherwise indicated by the context, “we,” “our,” “us,” and “Kodak” refer to the consolidated company on the basis of consolidation described in Note 1 to the consolidated financial statements in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K Report. Also, unless otherwise indicated by the context, “EKC” means the parent company, Eastman Kodak Company (the “Company”).

Kodak is a technology company focused on imaging for business. Kodak offers high-quality, cost-effective products and services to the commercial imaging industry. Kodak’s portfolio of products and services meets two distinct needs for its customers: transforming large printing markets with digital offset, digital print and hybrid solutions; and developing new solutions for high-growth markets. Kodak also offers leading products and services in entertainment imaging and commercial films.

The Company was founded by George Eastman in 1880 and incorporated in 1901 in the State of New Jersey. Kodak is headquartered in Rochester, New York.

EMERGENCE FROM VOLUNTARY REORGANIZATION UNDER CHAPTER 11 PROCEEDINGS

On January 19, 2012 (the “Petition Date”), the Company and its U.S. subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief (the “Bankruptcy Filing”) under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The cases (the “Chapter 11 Cases”) were jointly administered as Case No. 12-10202 (ALG) under the caption “In re Eastman Kodak Company.” The Debtors operated their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of chapter 11 of the Bankruptcy Code and the orders of the Bankruptcy Court until their emergence from bankruptcy. The Company’s foreign subsidiaries (collectively, the “Non-Filing Entities”) were not part of the Chapter 11 Cases, and continued to operate in the ordinary course of business.

On August 23, 2013, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the revised First Amended Joint Chapter 11 Plan of Reorganization of Eastman Kodak Company and its Debtor Affiliates (the “Plan”). On September 3, 2013 (the “Effective Date”), the Plan became effective and the Debtors emerged from chapter 11 protection.

Fresh Start Accounting

Upon emergence from chapter 11, Kodak applied the provisions of fresh start accounting to its financial statements as of September 1, 2013. The adoption of fresh start accounting resulted in Kodak becoming a new entity for financial reporting purposes. Accordingly, the consolidated financial statements on or after September 1, 2013 are not comparable to the consolidated financial statements prior to that date. References to “Successor” or “Successor Company” relate to the reorganized Kodak subsequent to the Effective Date. References to “Predecessor” or “Predecessor Company” relate to Kodak prior to the Effective Date.

REPORTABLE SEGMENTS

As of December 31, 2012, Kodak had three reportable segments: the Graphics, Entertainment and Commercial Films Segment, the Digital Printing and Enterprise Segment, and the Personalized and Document Imaging Segment. Effective in the first quarter of 2013, the Intellectual Property and Brand Licensing strategic product group is reported in the Graphics, Entertainment and Commercial Films Segment. The Intellectual Property and Brand Licensing strategic product group was previously reported in the Personalized and Document Imaging Segment. Effective in the second quarter of 2013, due to the Personalized and Document Imaging Segment (excluding the film business, for which Kodak has entered into an ongoing supply arrangement) being reported as discontinued operations, Kodak has two reportable segments: the Graphics, Entertainment and Commercial Films Segment and the Digital Printing and Enterprise Segment. The balance of Kodak’s continuing operations, which do not meet the criteria of a reportable segment, are reported in All Other. Prior period segment results have been revised to conform to the current period segment reporting structure. All the information provided herein reflects this change.

Kodak’s sales, earnings and assets by reportable segment for each of the past three years are shown in Note 25, “Segment Information,” in the Notes to Financial Statements.

Graphics, Entertainment and Commercial Films (“GECF”) Segment

GECF provides digital and traditional product and service offerings to a variety of commercial industries, including commercial print, direct mail, book publishing, newspapers and magazines, packaging, motion picture entertainment, printed electronics, and the aerial and industrial film markets.

Graphics: Kodak’s Graphics portfolio, covering the pre-press segment of the digital offset printing market, includes front-end controllers, production workflow software (including the PRINERGY 6 Workflow portfolio), CTP output devices (including the KODAK TRENDSETTER and ACHIEVE Product with SQUAREspot laser writing and the TH5 imaging technology), service and digital plates (including traditional digital and KODAK SONORA Process-Free Plates). The SONORA plate delivers cost savings and efficiency and promotes customers’ sustainability practices and credentials as it does not require processing chemistry. Graphic products and services are sold through a variety of direct and indirect channels.

Net sales for Graphics accounted for 52%, 49%, 49%, and 45% of total consolidated revenue for the four months ended December 31, 2013, eight months ended August 31, 2013 and years ended December 31, 2012 and 2011, respectively.

Entertainment Imaging & Commercial Films: Kodak’s Entertainment Imaging & Commercial Film group encompasses its motion picture film business, providing motion imaging products (camera negative, intermediate, print and archival film), services, and technology for the professional motion picture and exhibition industries. Motion picture products are sold directly to studios, laboratories and independent filmmakers. The group also offers Aerial and Industrial Films, including KODAK Printed Circuit Board film, and delivers external sales for Kodak’s component businesses: Polyester Film; Specialty Chemicals; Inks & Dispersions; and Solvent Recovery.

Net sales of Entertainment Imaging and Commercial Films accounted for 11%, 13%, 14%, and 18% of total consolidated revenue for the four months ended December 31, 2013, eight months ended August 31, 2013 and years ended December 31, 2012 and 2011, respectively.

Intellectual Property and Brand Licensing: Intellectual property and brand licensing includes licensing activities related to digital imaging products and certain branded licensed products. On February 1, 2013, Kodak sold certain of its intellectual property assets, including its digital imaging patents.

Marketing and Competition: The key imperatives and marketing focus for the Graphics business are: investing in process-free technology; driving a total, optimized prepress solution; delivering the next-generation print software portfolio; expanding in emerging markets, and driving operational excellence and profitability. Kodak faces competition from other companies that offer commercial offset and digital printing equipment, production software, consumables and service. Competitiveness is generally focused on a broad range of technology, solutions and price. The motion picture business faces competition from electronic substitution with digital capture and digital cinema theater display.

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

Digital Printing: Digital Printing includes both the Inkjet Printing Solutions and Electrophotographic Printing Solutions equipment and related consumables and service.

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

Net sales for Digital Printing accounted for 21%, 18%, 17%, and 15% of total consolidated revenue for the four months ended December 31, 2013, eight months ended August 31, 2013 and years ended December 31, 2012 and 2011, respectively.

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

Kodak’s Functional Printing business has entered the commercialization phase for two separate solutions that provide touch panel sensor films to the touch module industry, a silver halide-based solution and an additive printing solution. Both pathways are expected to be in commercial production in 2014.

Enterprise Services & Solutions: Enterprise Services & Solutions assists with the challenges and opportunities created by the worldwide digital transformation. Kodak brings together its technological strengths to meet the needs of its customers in the areas of print & managed media services, brand protection solutions and services, and document management services. The group serves customers in enterprises including government; pharmaceuticals and healthcare; consumer and luxury good products; retail; and finance.

Consumer Inkjet Systems: Consumer Inkjet Systems includes consumer inkjet printers and related ink and media consumables. Starting in 2013, the Consumer Inkjet Systems business is focused on the sale of ink to its installed base of consumer inkjet printers.

Net sales for Consumer Inkjet Systems accounted for 7%, 9%, 11%, and 10% of total consolidated revenue for the four months ended December 31, 2013, eight months ended August 31, 2013 and years ended December 31, 2012 and 2011, respectively.

Marketing and Competition: The key imperatives and marketing focus for the DP&E businesses are 1) to expand the company’s position in the high-growth markets of commercial inkjet, packaging and functional printing by leveraging Kodak’s success in developing and commercializing digital printing technologies, including the SQUAREspot laser writing imaging technology and continuous inkjet Stream technology and 2) to partner with and provide professional services to customers in the commercial printing and digital imaging markets, supporting new customer applications and business solutions. DP&E faces competition from other companies that offer a range of commercial offset and digital printing equipment, consumables and service. Competition is generally focused on technology, solutions, and price.

All Other

All Other is composed of Kodak’s consumer film business and a utilities variable interest entity. Effective August 31, 2013 the Company sold certain utilities and related facilities and entered into utilities supply and servicing arrangements with RED-Rochester, LLC (“RED”), a variable interest entity of which Kodak is the primary beneficiary.

DISCONTINUED OPERATIONS

Discontinued operations of Kodak include the Personalized Imaging and Document Imaging businesses, the digital capture and devices business, Kodak Gallery, and other miscellaneous businesses. For details, refer to Note 26, “Discontinued Operations” for additional information.

FINANCIAL INFORMATION BY GEOGRAPHIC AREA

Financial information by geographic area for the past three years is shown in Note 25, “Segment Information,” in the Notes to Financial Statements.

RAW MATERIALS

The raw materials used by Kodak are many and varied, and are generally readily available. Lithographic aluminum is the primary material used in the manufacture of offset printing plates. Kodak procures lithographic aluminum coils from several suppliers on a spot basis or under contracts generally in place over the next one to two years. Silver is one of the essential materials used in the manufacture of films. Kodak purchases silver from numerous suppliers under annual agreements or on a spot basis. Electronic components are used in the manufacturing of commercial printers and other electronic devices. Although most electronic components are generally available from multiple sources, certain key electronic components included in the finished goods manufactured by and purchased from Kodak’s third party suppliers are obtained from single or limited sources, which may subject Kodak to supply risks.

SEASONALITY OF BUSINESS

Equipment sales for the DP&E Segment and Graphics, within the GECF Segment, generally exhibit higher levels in the fourth quarter due to the seasonal nature of placements, resulting from customer or industry budgeting practices. Sales of entertainment imaging film within the GECF Segment are typically strongest in the second quarter reflecting increased demand due to the summer motion picture season.

RESEARCH AND DEVELOPMENT

Through the years, Kodak has engaged in extensive and productive efforts in research and development.

Research and development expenditures for Kodak’s two reportable segments were as follows:

(in millions)	Successor	Predecessor
	Four Months Ended December 31, 2013	Eight Months Ended August 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Graphics, Entertainment and Commercial Films	$7	$13	$40	$54
Digital Printing and Enterprise	33	55	132	159
Impact of exclusion of certain components of pension and OPEB income from the segment measure of profitability (1)	(7)	(2)	(4)	(18)

Total	$33	$66	$168	$195

(1)	Composed of interest cost, expected return on plan assets, amortization of actuarial gains and losses, amortization of prior service credits related to the U.S. Postretirement Benefit Plan and special termination benefits, curtailments and settlement components of pension and other postretirement benefit expenses, except for settlements in connection with the chapter 11 bankruptcy proceedings that are recorded in Reorganization items, net and curtailments and settlements included in Earnings (loss) from discontinued operations, net of income taxes in the Consolidated Statement of Operations.

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

It has been Kodak’s general practice to protect its investment in research and development and its freedom to use its inventions by obtaining patents. The ownership of these patents contributes to Kodak’s ability to provide industry-leading products. Kodak holds portfolios of patents in several areas important to its business, including the specific technologies previously discussed, such as flexographic and lithographic printing plates and systems; digital printing workflow and color management proofing systems; color and black-and-white electrophotographic printing systems; commercial and consumer inkjet writing systems, printers, and presses; inkjet inks and media; functional printing materials, formulations, and deposition modalities; dye sublimation (thermal transfer) printing systems; and color negative films, processing and papers. Each of these areas is important to existing and emerging business opportunities that bear directly on Kodak’s overall business performance.

Kodak’s major products are not dependent upon one single, material patent. Rather, the technologies that underlie Kodak’s products are supported by an aggregation of patents having various remaining lives and expiration dates. There is no individual patent, or group of patents, whose expiration is expected to have a material impact on Kodak’s results of operations.

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

EMPLOYMENT

At the end of 2013, Kodak employed the full time equivalent of approximately 8,800 people globally, of whom approximately 3,600 were employed in the U.S. The actual number of employees may be greater because some individuals work part time.

Approximately 800 employees are expected to transfer to the buyer of the Personalized Imaging and Document Imaging businesses in 2014.

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

The CEO and CFO certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are included as exhibits to this report. These certifications are also included with the Form 10-K for the year ended December 31, 2012 filed on March 11, 2013.

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

Kodak’s ability to generate cash is subject to general economic, financial, competitive, litigation, regulatory and other factors that are beyond our control. We cannot assure you that:

•	the Company’s businesses will generate sufficient cash flow from operations;

•	the Company will be able to repatriate or move cash to locations where and when it is needed;

•	the Company will meet all the conditions associated with the Emergence Credit Facilities;

•	we will realize cost savings, earnings growth and operating improvements resulting from the execution of our business and restructuring plan; or

•	future sources of funding will be available in amounts sufficient to enable funding of our liquidity needs.

If we cannot fund our liquidity needs, we will have to take actions such as reducing or delaying capital expenditures, product development efforts, strategic acquisitions, and investments and alliances; selling additional assets; restructuring or refinancing the Company’s debt; or seeking additional equity capital. Such actions could increase the Company’s debt, negatively impact customer confidence in our ability to provide products and services, reduce the Company’s ability to raise additional capital and delay sustained profitability. We cannot assure you that any of these actions could, if necessary, be effected on commercially reasonable terms, or at all, or that they would permit us to meet the Company’s scheduled debt service obligations. In addition, if we incur additional debt, the risks associated with the Company’s substantial leverage, including the risk that we will be unable to service the Company’s debt, generate cash flow sufficient to fund our liquidity needs, or maintain compliance with the covenants in our various credit facilities, could intensify.

If we are unsuccessful with the Company’s strategic investment decisions, our financial performance could be adversely affected.

The Company has focused its investments on commercial businesses in large growth markets that are positioned for technology and business model transformation, specifically, commercial inkjet, packaging and functional printing solutions, and enterprise services. Each of these businesses require additional investment and may not be successful strategies when implemented. The introduction of successful innovative products at market competitive prices and the achievement of scale are necessary for us to grow these businesses, improve margins and achieve our financial objectives. The introduction of products requires great precision in forecasting demand and understanding commercial business requirements in a rapidly moving marketplace. Additionally, our strategy is based on a number of factors and assumptions, some of which are not within our control, such as the actions of third parties. There can be no assurance that we will be able to successfully execute all elements of our strategy, or that our ability to successfully execute our strategy will be unaffected by external factors. If we are unsuccessful in growing the Company’s investment businesses as planned, or perceiving the needs of the rapidly changing commercial businesses, our financial performance could be adversely affected.

If Kodak is not able to successfully implement plans, or experiences implementation delays in cost structure reduction the Company’s consolidated results of operations, financial position and liquidity could be negatively affected.

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

Kodak’s inability to effectively complete and manage partnerships and other significant transactions could adversely impact our business performance, including our financial results.

As part of the Company’s strategy, we may be engaged in discussions with third parties regarding possible divestitures, asset sales, investments, acquisitions, strategic alliances, joint ventures, and outsourcing transactions and enter into agreements relating to such transactions in order to further our business objectives. In order to pursue this strategy successfully, we must identify suitable buyers, sellers and partners and successfully complete transactions, some of which may be large and complex, and manage post closing issues such as the elimination of any remaining post-sale costs related to divested businesses. Risks of transactions can be more pronounced for larger and more complicated transactions, or if multiple transactions are pursued simultaneously. If we fail to identify and successfully complete transactions that further the Company’s strategic objectives, we may be required to expend resources to develop products and technology internally, we may be at a competitive disadvantage or we may be adversely affected by negative market perceptions. Any of these factors could have an adverse effect on our revenue, gross margins and profitability. In addition, unpredictability surrounding the timing of such transactions could adversely affect our financial results.

There can be no assurance that the Company will be able to comply with the terms of our various credit facilities.

A breach of any of the financial or other covenants contained in our Senior Secured First Lien Term Credit Agreement (the “First Lien Term Credit Agreement”), Senior Secured Second Lien Term Credit Agreement (the “Second Lien Term Credit Agreement”, and together with the First Lien Term Credit Agreement, the “Term Credit Agreements”) or the Asset Based Revolving Credit Agreement (the “ABL Credit Agreement”), and together with the Term Credit Agreements, the “Credit Agreements”) could result in an event of default under these facilities, subject, in certain cases, to applicable grace and cure periods. If any event of default occurs and we are not able either to cure it or obtain a waiver from the requisite lenders under each of these facilities, the administrative agent of each credit facility may, and at the request of the requisite lenders for that facility shall, declare all of our outstanding obligations under the applicable credit facility, together with accrued interest and fees, to be immediately due and payable, and the agent under the ABL Credit Agreement may, and at the request of the requisite lenders shall, terminate the lenders’ commitments under that facility and cease making further loans, and if applicable, each respective agent could institute foreclosure proceedings against our pledged assets. This could adversely affect our operations and our ability to satisfy our obligations as they come due.

The extent to which the U.K. Kodak Pension Plan (KPP) Purchasing Parties are able to successfully operate the Personalized Imaging and Document Imaging Businesses (the Business) that they acquired from the Company, and to meet their commitments under transition services and other agreements entered into with the Company, could affect our brand, reputation and financial results.

The Amended Stock and Asset Purchase Agreement (“Amended SAPA”) and certain related agreements permit the KPP Purchasing Parties to use the Kodak name and brand in its operations of the Business on a going-forward basis. If the KPP Purchasing Parties are not successful in the operation of the Business, the Company’s brand image and reputation as a producer of high quality products could be harmed, which could affect our financial results or operations. In addition, in connection with the closing under the Amended SAPA, on the Effective Date, the Company entered into certain transition services agreements with the KPP Purchasing Parties under which the KPP Purchasing Parties are purchasing services from the Company. The inability of the KPP Purchasing Parties to make payments as they are due under the transition service agreements could negatively affect our financial results. Further, with respect to certain jurisdictions for which deferred closings are scheduled to occur pursuant to the Amended SAPA on certain future dates, certain factors may delay the closings from occurring on the dates specified in the Amended SAPA, which could result in costs or operational impacts to Kodak.

Upon our emergence from chapter 11, a new Board of Directors was appointed, whose ability to quickly learn our business and lead our Company will be critical to our success.

Pursuant to the Plan, a new Board of Directors was appointed to lead the Company upon emergence from chapter 11. The Board consists of six new Directors who have not previously served on the Kodak Board and are expanding their knowledge of the Company’s operations and strategic plans. The ability of the new Directors to quickly expand their knowledge of our business plans, operations and strategies and our technologies will be critical to their ability to make informed decisions about Company strategy and operations, particularly given the competitive environment in which our businesses operate and the need to quickly adjust to technological trends and advancements. If our Board of Directors is not sufficiently informed to make such decisions, our ability to compete effectively and profitably could be adversely affected.

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

We have transformed ourselves into a technology company serving imaging for business markets including packaging, functional printing, graphic communications and enterprise services. Our success in these businesses depends on our ability to offer differentiated solutions to capture market share and grow scale. To enable this, we must develop and introduce new products and services in a timely manner to keep pace with technological developments and achieve customer acceptance. We must also effectively communicate to our customers, investors, and other key stakeholders our transformed business model, and successfully market our products for the markets we serve. If we are unable to anticipate new technology trends, develop improvements to the Company’s current technology to address changing customer preferences, and effectively communicate, our businesses, products, and the markets we serve this could adversely affect our revenue, earnings and cash flow.

If we cannot protect the intellectual property rights on which the Company’s business depends, or if third parties assert that we violate their intellectual property rights, our revenue, earnings, expenses and liquidity may be adversely impacted.

Patent, copyright, trademark and trade secret laws in the United States and similar laws in other countries, and non-disclosure, confidentiality and other types of agreements with Kodak’s employees, customers, suppliers and other parties, may not be effective in establishing, maintaining and enforcing the Company’s intellectual property rights. Any of the Company’s direct or indirect intellectual property rights could, however, be challenged, invalidated, circumvented, infringed or misappropriated, or such intellectual property rights may not be sufficient to permit us to take advantage of current market trends or otherwise to provide competitive advantages, which could result in costly product redesign efforts, discontinuance of certain product offerings or other competitive harm. Further, the laws of certain countries do not protect proprietary rights to the same extent as the laws of the United States. Therefore, in certain jurisdictions, we may be unable to protect the Company’s proprietary technology adequately against unauthorized third party copying, infringement or use, which could adversely affect our competitive position. Also, because of the rapid pace of technological change in the information technology industry, much of the Company’s business and many of the Company’s products rely on key technologies developed or licensed by third parties, and we may not be able to obtain or continue to obtain licenses and technologies from these third parties at all or on reasonable terms.

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

Weakness or worsening of global economic conditions could adversely affect our financial performance and liquidity.

The global economic environment can adversely affect sales of our products and profitability. Global financial markets have been experiencing volatility. Economic conditions could accelerate any decline in demand for traditional products, which could also place pressure on our results of operations and liquidity. There is no guarantee that anticipated economic growth levels in markets that have experienced some economic strength will continue in the future, or that we will succeed in expanding sales in these markets. In addition, accounts receivable and past due accounts could increase due to a decline in our customers’ ability to pay as a result of an economic downturn, and the Company’s liquidity, including our ability to use credit lines, could be negatively impacted by failures of financial instrument counterparties, including banks and other financial institutions. If global economic weakness and tightness in the credit markets exists, worsens or is attenuated, the Company’s profitability and related cash generation capability could be adversely affected and, therefore, affect the Company’s ability to meet the Company’s anticipated cash needs, impair the Company’s liquidity or increase the Company’s costs of borrowing.

If we cannot attract, retain and motivate key employees, Kodak’s revenue and earnings could be harmed.

In order for us to be successful, we must continue to attract, retain and motivate executives and other key employees, including technical, managerial, marketing, sales, research and support positions. Hiring and retaining qualified executives, research and engineering professionals, and qualified sales representatives, particularly in Kodak’s targeted growth markets, are critical to our future. The Company intends to hire a new Chief Executive Officer, and our ability to attract and retain a new Chief Executive Officer capable of leading the Company is critical to our future success. If we do not attract qualified individuals, and retain key leaders, executives and employees, our business could be harmed.

Due to the nature of the products we sell and Kodak’s worldwide distribution, we are subject to changes in currency exchange rates, interest rates and commodity costs that may adversely impact our results of operations and financial position.

As a result of Kodak’s global operating and financing activities, we are exposed to changes in currency exchange rates and interest rates, which may adversely affect our results of operations and financial position. Exchange rates and interest rates in markets in which we do business tend to be volatile and at times, our sales can be negatively impacted across all of the Company’s segments depending upon the value of the U.S. dollar, the Euro and other major currencies. In addition, the Company’s products contain, aluminum, silver, petroleum based or other commodity-based raw materials, the prices of which have been and may continue to be volatile. If the global economic situation remains uncertain or worsens, there could be further volatility in changes in currency exchange rates, interest rates and commodity prices, which could have negative effects on our revenue and earnings.

An inability to provide competitive financing arrangements to Kodak’s customers or extension of credit to customers whose creditworthiness deteriorates, could adversely impact our revenues, profitability and financial position.

The competitive environment in which we operate may require us to facilitate or provide financing to our customers in order to win a contract. Customer financing arrangements may cover all or a portion of the purchase price for the Company’s products and services. We may also assist customers in obtaining financing from banks and other sources. Our success may be dependent, in part, upon our ability to provide customer financing on competitive terms and on our customers’ creditworthiness. Tightening of credit in the global financial markets can adversely affect the ability of Kodak’s customers to obtain financing for significant purchases, which may result in a decrease in, or cancellation of, orders for our products and services. If we are unable to provide competitive financing solutions to our customers or if we extend credit to customers whose creditworthiness deteriorates, our revenues, profitability and financial position could be adversely impacted.

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

Further, even if Kodak honors its payment and other obligations to its key suppliers of products, components and services, such suppliers may choose to unilaterally withhold products, components or services, or demand changes in payment terms. As a result of such risks, we may be unable to meet our customer commitments, our costs could be higher than planned, and our cash flows and the reliability of the Company’s products could be negatively impacted. Kodak will vigorously enforce its contractual rights under such circumstances, but there is no guarantee we will be successful in preventing or mitigating the effects of unilateral actions by our suppliers. Other supplier problems that we could face include electronic component shortages, excess supply, risks related to the duration of Kodak’s contracts with suppliers for components and materials and risks related to dependency on single source suppliers on favorable terms or at all. The realization of any of these risks should alternative third-party relationships not be established, could cause interruptions in supply or increases in costs that might result in Kodak’s inability to meet customer demand for our products, damage to our relationships with Kodak’s customers, and reduced market share, all of which could adversely affect our results of operations and financial condition.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

Our worldwide operations could be subject to earthquakes, power shortages, telecommunications failures, cyber attacks, terrorism, water shortages, tsunamis, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics, political or economic instability, and other natural or manmade disasters or business interruptions, for which we are predominantly self insured. The occurrence of any of these business disruptions could seriously harm our revenue and financial condition and increase our costs and expenses. In addition, some areas, including parts of the east and west coasts of the United States, have previously experienced, and may experience in the future, major power shortages and blackouts. These blackouts could cause disruptions to our operations or the operations of our suppliers, distributors and resellers, or customers. We have operations including research and development facilities in geographically disparate locations, such as Israel, Japan, China, Singapore, and Canada. The impact of these risks is greater in areas where products are manufactured at a sole or limited number of location(s), and where the sourcing of materials is limited to a sole or limited base of suppliers, since any material interruption in operations in such locations or suppliers could impact our ability to provide a particular product or service for a period of time. These events could seriously harm our revenue and financial condition, and increase our costs and expenses.

Kodak’s businesses experience seasonality of sales. Therefore, lower demand for the Company’s products or increases in costs during periods that are expected to be at peak in seasonality may have a pronounced negative effect on our results of operations.

Equipment sales for the DP&E Segment and for Graphics, within the GECF Segment, generally exhibit higher levels in the fourth quarter due to the seasonal nature of placements, resulting from customer or industry budgeting practices. Sales of entertainment imaging film within the GECF Segment are typically strongest in the second quarter reflecting increased demand due to the summer motion picture season. Developments during what are expected to be peak periods in seasonality, such as lower-than-anticipated demand for the Company’s products, an internal systems failure, increases in materials costs, or failure of or performance problems with one of our key logistics, components supply, or manufacturing partners, could have a material adverse impact on our financial condition and operating results. Tight credit markets that limit capital investments or a weak economy that decreases print demand could negatively impact equipment or consumable sales. These external developments are often unpredictable and may have an adverse impact on our business and results of operations.

If we fail to manage distribution of the Company’s products and services properly, our revenue, gross margins and earnings could be adversely impacted.

We use a variety of different distribution methods to sell and deliver the Company’s products and services, including third party resellers and distributors and direct and indirect sales to both enterprise accounts and customers. Successfully managing the interaction of direct and indirect channels to various potential customer segments for the Company’s products and services is a complex process. Moreover, since each distribution method has distinct risks and costs, Kodak’s failure to achieve the most advantageous balance in the delivery model for the Company’s products and services could adversely affect our revenue, gross margins and earnings. This has concentrated the Company’s credit and operational risk and could result in an adverse impact on our financial performance.

We may be required to recognize impairments in the value of the Company’s goodwill and/or other long-lived assets resulting from the application of fresh start accounting, which could adversely affect our results of operations.

Upon emergence from bankruptcy, we applied fresh start accounting pursuant to which the reorganization value was allocated to the individual assets and liabilities based on their estimated fair values. The excess reorganization value over the fair value of identified tangible and intangibles assets is reported as goodwill. In connection with fresh start, we also fair valued our other long-lived assets, including intangible assets. The determination of reorganization value, equity value of Successor Company common stock and fair value of assets and liabilities is dependent on various estimates and assumptions, including financial projections and the realization of certain events. We test goodwill and indefinite lived intangible assets for impairment annually or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We evaluate other long-lived assets for impairments whenever events or changes in circumstances indicate the carrying value may not be recoverable. Impairments could occur in the future if the expected future cash flows of the Company decline, market or interest rate environments deteriorate, or if carrying values change materially compared with changes in their respective fair values.

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

Because we are seeking to expand our sales and number of customer relationships outside the United States, and specifically in emerging markets in Asia, Latin America and Eastern Europe, the Company’s business is subject to risks associated with doing business internationally, such as:

•	support of multiple languages;

•	recruitment of sales and technical support personnel with the skills to design, manufacture, sell and supply products;

•	compliance with governmental regulation of imports and exports, including obtaining required import or export approval for the Company’s products;

•	complexity of managing international operations;

•	exposure to foreign currency exchange rate fluctuations;

•	commercial laws and business practices that may favor local competition;

•	multiple, potentially conflicting, and changing governmental laws, regulations and practices, including differing export, import, tax, anti-corruption, labor, and employment laws;

•	difficulties in collecting accounts receivable;

•	limitations or restrictions on the repatriation of cash;

•	limitations or reductions in protection of intellectual property rights;

•	complications in logistics and distribution arrangements; and

•	political or economic instability.

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

In addition, the Company, the New York State Department of Environmental Conservation and the New York State Urban Development Corporation have entered into a settlement agreement of the Company’s historical environmental liabilities at Eastman Business Park through the establishment of a $49 million environmental remediation trust. Should historical liabilities exceed $49 million, New York State is responsible for payments of cost up to an additional $50 million. In the event the historical liabilities exceed $99 million, the Company will become liable for 50% of the portion above $99 million, which could have a material adverse effect on our financial condition. The settlement agreement is not yet effective and is subject to the satisfaction or waiver of certain conditions including Bankruptcy Court approval of a covenant not to sue from the U.S. Environmental Protection Agency. Any uncertainties related to the Company’s environmental obligations may impact our ability to further develop and transform Eastman Business Park.

Regulations related to “conflict minerals” will require the Company to incur additional expenses and could limit the supply and increase the cost of certain metals used in manufacturing the Company’s products.

In August 2012, the SEC adopted rules requiring disclosure related to sourcing of specified minerals, known as “conflict minerals”, that are necessary to the functionality or production of products manufactured or contracted to be manufactured by public companies. The rules, effective in 2013, require a report to be filed by May 31, 2014, and if applicable, require companies to undertake due diligence, disclose whether or not such minerals originated from the Democratic Republic of Congo or an adjoining country. As a result, the Company has developed a framework and management system consistent with the guidance issued by the Organization for Economic Co-operation and Development (OEDC), and is currently performing due diligence on our supply chain. The implementation of the rules could adversely affect our sourcing, supply and pricing of materials used in the Company’s products. There may only be a limited number of suppliers offering “conflict free” conflict minerals, and we cannot be certain that we will be able to obtain necessary “conflict free” conflict minerals from such suppliers in sufficient quantities or at competitive prices. Because Kodak’s supply chain is complex, we may also not be able to sufficiently verify the origins of the relevant minerals used in the Company’s products through the due diligence procedures that we implement, which may harm our reputation.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Kodak’s worldwide headquarters is located in Rochester, New York.

Products in the DP&E Segment are manufactured in the United States in Rochester, New York; Dayton, Ohio; and Weatherford, Oklahoma. Manufacturing facilities outside the United States are located in China, Japan and Canada.

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

Subsequent to the Company’s Bankruptcy Filing, between January 27, 2012 and March 22, 2012, several putative class action suits were filed in federal court in the Western District of New York against the committees of the Company’s Stock Ownership Plan (‘SOP’) and Savings and Investment Plan (“SIP”), and certain former and current executives of the Company. The suits have been consolidated into a single action brought under the Employee Retirement Income Security Act (“ERISA”), styled as In re Eastman Kodak ERISA Litigation. The allegations concern the decline in the Company’s stock price and its alleged impact on SOP and SIP. Plaintiffs seek the recovery of any losses to the applicable plans, a constructive trust, the appointment of an independent fiduciary, equitable relief, as applicable, and attorneys’ fees and costs. Defendants’ motion to dismiss the litigation was heard on May 23, 2013 and has been taken under advisement. On behalf of the defendants in this case, the Company believes that the case is without merit and will vigorously defend the defendants on their behalf.

On February 10, 2012, a suit was filed in federal court in the Southern District of New York against the Chief Executive Officer, the former President and Chief Operating Officer and the former Chief Financial Officer, as a putative class action suit under the federal securities laws, claiming that certain Company statements concerning the Company’s business and financial results were misleading and claiming alleged resulting damages (Timothy A. Hutchinson v. Antonio M. Perez, Philip J. Faraci, and Antoinette McCorvey). The District Court granted defendants’ July 2, 2012 motion to dismiss this case as against all defendants but granted the plaintiffs’ subsequent motion for leave to amend. Plaintiffs filed a second amended complaint against only the Chief Executive Officer and the former Chief Financial Officer (Timothy A. Hutchinson v. Antonio M. Perez and Antoinette McCorvey), in which they sought damages with interest, equitable relief as applicable, and attorneys’ fees and costs. The District Court granted defendants’ motion to dismiss the case on April 25, 2013, and plaintiffs appealed. On December 26, 2013, the Court of Appeals for the Second Circuit affirmed the decision of the District Court dismissing the case, finding that plaintiffs had failed to plead facts with the particularity required to maintain their alleged causes of action.

On June 17, 2013 the Company, the New York State Department of Environmental Conservation and the New York State Urban Development Corporation, d/b/a Empire State Development entered into a settlement agreement subsequently amended on August 6, 2013 (the “Amended EBP Settlement Agreement”) which resolves certain of the Company’s historical environmental liabilities at Eastman Business Park (“EBP”) through the establishment of a $49 million environmental remediation trust (the “EBP Trust”). Upon implementation of the Amended EBP Settlement Agreement, (i) the EBP Trust will be responsible for investigation and remediation at EBP arising from the Company’s historical environmental liabilities in existence prior to the effective date of the EBP settlement, (ii) the Company will fund the EBP Trust with a $49 million payment and transfer of certain equipment and fixtures used for remediation at EBP, and (iii) in the event the historical liabilities exceed $99 million, the Company will become liable for 50% of the portion above $99 million. The Amended EBP Settlement Agreement is not yet effective and is subject to the satisfaction or waiver of certain conditions including Bankruptcy Court approval of a covenant not to sue from the US Environmental Protection Agency (“EPA”) with respect to the liabilities that are addressed in the Amended EBP Settlement Agreement. The deadline for implementation of the Amended EBP Settlement Agreement is May 15, 2014.

The Company and its subsidiaries are involved in various lawsuits, claims, investigations, remediations and proceedings, including commercial, customs, employment, environmental, and health and safety matters, which are being handled and defended in the ordinary course of business. The Company is also subject to various assertions, claims, proceedings and requests for indemnification concerning intellectual property, including patent infringement suits involving technologies that are incorporated in a broad spectrum of the Company’s products. These matters are in various stages of investigation and litigation, and are being vigorously defended. Based on information presently available, the Company does not believe that it is probable that losses for known exposures could have a material adverse effect on its financial condition or results of operations. Litigation is inherently unpredictable, and judgments could be rendered or settlements entered that could adversely affect Kodak’s operating results or cash flows in a particular period

ITEM 4.	MINE SAFETY DISCLOSURES

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instructions G (3) of Form 10-K, the following list is included as an unnumbered item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders.

			Date First Elected
			an	to
			Executive	Present
Name	Age	Positions Held	Officer	Office
Douglas J. Edwards	53	Senior Vice President	2012	2012
Brad W. Kruchten	53	Senior Vice President	2009	2011
Jeffrey J. Clarke	52	Chief Executive Officer	2014	2014
Rebecca A. Roof	58	Interim Chief Financial Officer	2012	2012
Eric H. Samuels	46	Chief Accounting Officer and Corporate Controller	2009	2009
Patrick M. Sheller	52	General Counsel, Secretary, and Chief Administrative Officer	2012	2012
Terry R. Taber	59	Senior Vice President	2009	2010

All of the executive officers have been employed by Kodak in various executive and managerial positions for at least eight years except Ms. Roof, a managing director of AlixPartners LLP who was named to her Kodak position on September 7, 2012.

The executive officers’ biographies follow:

Douglas J. Edwards, PhD

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

Before joining Kodak, Edwards was Vice President, Research and Product Development, New Business and Strategy Development for Kodak Polychrome Graphics (“KPG”), a joint venture between Kodak and Sun Chemical. During his time at KPG, Edwards commercialized many of Kodak’s market-leading digital consumable products, now with annual revenues of more than $1.5 billion.

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

Edwards earned his PhD in 1985 from the University of London in superconducting organic materials, sponsored by Ciba-Geigy and the British Government’s Science & Engineering Research Council. Edwards also has a BSc in Chemistry from London University.

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

Jeffrey J. Clarke

Jeffrey Clarke is the Chief Executive Officer of Kodak.

Prior to joining Kodak, Clarke was a Managing Partner of Augusta Columbia Capital (ACC), a private investment firm he co-founded in 2012. Prior to joining ACC, Clarke was the Chairman of Travelport, Inc., a private, travel technology firm, where he served as CEO from 2006 to 2011, after leading its sale from Cendant Corporation to the Blackstone Group for $4.3 billion in 2006.

Clarke was the Chief Operating Officer of CA, Inc., an enterprise software company, from 2004 to 2006. At CA, he was responsible for sales, services, distribution, corporate finance, mergers & acquisitions, information technology, corporate strategy and planning.

From 2002 to 2003, Clarke was an Executive Vice President of Global Operations at Hewlett-Packard. In this role, he was responsible for HP’s worldwide supply chain, manufacturing, procurement and internet operations. He also co-led HP’s merger integration with Compaq Computer. Prior to HP, Clarke was the Chief Financial Officer of Compaq Computer, which he joined in 1998 following the merger of Compaq with Digital Equipment Corporation (DEC). Clarke was with DEC from 1985 to 1998, serving in management roles in international operations, finance and manufacturing.

Clarke has served as Chairman of Orbitz Worldwide, a global online travel agency, since leading the company’s IPO in July 2007. He has served on the board of directors of Red Hat, Inc, an enterprise software company, since 2008, and has also been a director the Compuware Corporation, an enterprise software company, since 2013.

Clarke earned an MBA from Northeastern University, where he serves as a Trustee. He holds a B.A. in Economics from SUNY Geneseo.

Rebecca A. Roof

Rebecca A. Roof was named Interim Chief Financial Officer in September 2012. She is a Managing Director at AlixPartners LLP, where she provides interim and crisis management and consulting services to troubled and underperforming companies in a broad array of industries.

Prior to her appointment to Kodak, Ms. Roof’s roles included Chief Financial Officer of a radiologic services provider (2012), Chief Restructuring Officer of think3 Inc. (2011-2012), Controller of LyondellBasell Industries (2009-2010), Chief Administrative and Chief Restructuring Officer of Taro Pharmaceuticals (2006), Chief Financial Officer of Anchor Glass Company (2005), Chief Financial and Chief Restructuring Officer of Atkins Nutritionals (2004), and advisor to multiple companies in the areas of business plan development, strengthening of the finance function, liquidity and cash management, cost reductions, and debt restructurings. Before joining the predecessor to AlixPartners LLP, Ms. Roof was a Director with Price Waterhouse and a Senior Manager with Ernst & Young.

Ms. Roof is active in a wide variety of industry activities. She is a fellow of the American College of Bankruptcy, and a Director of the American Bankruptcy Institute, an Advisory Board member of Texas Women on Wall Street, and a Director of Peach Outreach. She graduated from Trinity University with degrees in business administration and geology.

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

Patrick M. Sheller

Patrick M. Sheller is General Counsel, Secretary and Chief Administrative Officer of Kodak.

He was named Kodak’s General Counsel in 2011 and has served as Secretary to the Board of Directors since 2009. In January 2012, he was also appointed Chief Administrative Officer and elected a Senior Vice President of the Company by the Board of Directors.

As General Counsel, he is responsible for the Company’s world-wide legal function, including its Intellectual Property Legal organization, and for providing legal advice to senior management and the Board of Directors. As Corporate Secretary, Sheller oversees Kodak’s corporate governance program. He ensures that the Board has the proper advice and resources for discharging its fiduciary duty under law, and that the Company’s corporate records reflect the Board’s actions. He is the principal advisor to the Board and senior management on federal securities laws and regulations. As Chief Administrative Officer (“CAO”), Sheller also oversees the corporate functions of Human Resources; Communications & Public Affairs; Worldwide Information Systems; Corporate Audit; and Health, Safety, Environment & Sustainability.

Sheller led the legal, human resources, communications, and other functional aspects of Kodak’s successful chapter 11 reorganization completed on September 3, 2013. Sheller continues to supervise these functions in Kodak’s ongoing transformation into a technology leader focused on imaging for business.

Sheller joined Kodak in 1993 as division counsel to the Company’s former Health Group. From 1999 to 2004, he served as Kodak’s Chief Antitrust Counsel. From 2000 to 2004, Sheller was based in Europe and advised Kodak’s European, African & Middle Eastern Region businesses on commercial legal issues. He then returned to Kodak’s Rochester headquarters to assume business development and operating roles in Kodak’s Health Care Information Systems business. From 2005 to 2011, Sheller served as Chief Compliance Officer of the Company. He was elected Secretary of the Board in 2009, and served as Deputy General Counsel in 2011.

Sheller has a B.A. degree in economics and government from St. Lawrence University and a J.D. degree from Albany Law School of Union University.

Terry R. Taber, PhD

Terry R. Taber joined Kodak in 1980. In January 2009, he was named Chief Technical Officer. The Board of Directors elected him a corporate vice president in December 2008, and then a senior vice president in December 2010.

Taber was previously the Chief Operating Officer of Kodak’s Image Sensor Solutions (ISS) business, a leading developer of advanced CCD and CMOS sensors serving imaging and industrial markets. Prior to joining ISS in 2007, Taber held a series of senior positions in Kodak’s research and development and product organizations. During his 30+ years at Kodak, Taber has been involved in new materials research, product development and commercialization, manufacturing, and executive positions in R&D and business management.

Taber’s early responsibilities included research on new synthetic materials, an area in which he holds several patents. He then became a program manager for several film products before completing the Sloan Fellows program at the Massachusetts Institute of Technology (“MIT”). He returned from MIT to become the worldwide consumer film business product manager from 1999 to 2002, and then became an Associate Director of R&D from 2002 to 2005, followed by a position as the Director of Materials & Media R&D from 2005 to 2007.

Taber received a B.S. degree in Chemistry from Purdue University and a Ph.D. in Organic Chemistry from the California Institute of Technology. He also received an M.S. in General Management from MIT as a Kodak Sloan Fellow. In 2003, he was elected to the Board of Trustees at Roberts Wesleyan College and Northeastern Seminary. Taber is a board member of the Innovation & Material Sciences Institute and serves on the Executive Advisory Board of FIRST Rochester (For Inspiration and Recognition of Science and Technology). He also serves on the Executive Committee of the Rochester Business Alliance and the New York State Business Council.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

In connection with the Company’s reorganization and emergence from bankruptcy, all shares of common stock outstanding prior to emergence were canceled on September 3, 2013. On September 23, 2013, the Company’s new common stock started trading on the Over the Counter (OTC) market under the symbol “EKOD.” On November 1, 2013 the Company listed its common stock on the New York Stock Exchange (NYSE) under the symbol “KODK.” Upon listing on the NYSE, the common stock ceased to be listed on the OTC market. There were 1,511 shareholders of record of common stock on March 3, 2014.

MARKET PRICE DATA

The market price data below reflects the high and low sales price of the Company’s stock since September 23, 2013.

	2013
Price per share:	High	Low
3rd Quarter	$26.50	$19.25
4th Quarter	$34.71	$22.00

DIVIDEND INFORMATION

No dividends were paid during 2012 or 2013.

Dividends may be restricted under Kodak’s debt agreements. Refer to Note 11, “Short-Term Borrowings and Long-Term Debt,” in the Notes to Financial Statements.

PERFORMANCE GRAPH—SHAREHOLDER RETURN

The following graph compares the performance of the Company’s common stock with the performance of the Standard & Poor’s (S&P) Information Technology Index and the S&P Midcap 400 Composite Stock Price Index by measuring the monthly changes in common stock prices from September 23, 2013 (the date the Company’s common stock commenced trading), plus reinvested dividends.

	9/23/13	9/30/2013	10/31/2013	11/30/2013	12/31/2013
Eastman Kodak Company	100.00	128.87	134.02	136.49	178.92
S&P Midcap 400	100.00	105.21	109.12	110.56	113.98
S&P Information Technology	100.00	102.88	107.61	111.88	116.52

ISSUER PURCHASES OF EQUITY SECURITIES

During the fourth quarter of 2013, in connection with the issuance of stock to unsecured claim holders under the Plan, the Company purchased 152,746 shares of common stock, in the form of a withholding of those shares, to satisfy tax withholding obligations in the approximate amount of $3 million.

ITEM 6.	SELECTED FINANCIAL DATA

EASTMAN KODAK COMPANY

SUMMARY OF OPERATING DATA – UNAUDITED

	Successor		Predecessor
(in millions, except per share data, shareholders, and employees )	September 1 2013 through December 31, 2013 (9)		January 1, 2013 through August 31, 2013 (9)		2012 (9)		2011 (9)		2010 (9)		2009 (9)
Net sales from continuing operations (8)	$805		$1,542		$2,719		$3,585		$4,438		$6,248
Loss (earnings) from continuing operations before interest expense, loss on extinguishment of debt, other income (charges), net, reorganization items, net, and income taxes	(48)		457		(642)		(616)		(263)		86
Loss (earnings) from:
Continuing operations	(82	)(1)	2,201	(2)	(1,337	)(3)	(739	)(4)	(560	)(5)	(116	)(6)
Discontinued operations	4	(7)	(135	)(7)	(42	)(7)	(25	)(7)	(128)		(94)
Net (Loss) earnings	(78)		2,066		(1,379)		(764)		(688)		(210)
Less: Net earnings attributable to noncontrolling interests	3		—		—		—		—		—
Net (Loss) earnings Attributable to Eastman Kodak Company	(81)		2,066		(1,379)		(764)		(688)		(210)
Earnings and Dividends
(Loss) earnings from continuing operations
- % of net sales from continuing operations	-10.2%		142.7%		-49.2%		-20.6%		-12.6%		-1.9%
Net (loss) earnings
- % return on average equity	-12.7%		70.6%		-45.8%		-44.6%		-124.0%		-41.2%
Basic and diluted (loss) earnings per share attributable to Eastman Kodak Company common shareholders:
Continuing operations	(2.04)		8.08		(4.92)		(2.75)		(2.08)		(0.43)
Discontinued operations	0.10		(0.50)		(0.15)		(0.09)		(0.48)		(0.35)
Total	(1.94)		7.58		(5.07)		(2.84)		(2.56)		(0.78)
Cash dividends declared and paid
- on common shares	—		—		—		—		—		—
- per comon share	—		—		—		—		—		—
Weighted average common shares outstanding at end of period	41.7		272.7		271.8		269.1		268.5		268.0
Shareholders at year end	1,511		N/A		48,656		49,760		51,802		54,078
Statement of Financial Position Data
Working capital	1,086		564		(806)		(60)		966		1,407
Property, plant and equipment, net	684		507		607		796		1,037		1,254
Total assets	3,200		3,037		4,321		4,676		6,226		7,682
Short-term borrowings and current portion of long-term debt	4		681		699		152		50		62
Long-term debt, net of current portion	674		370		740		1,363		1,195		1,129

EASTMAN KODAK COMPANY

SUMMARY OF OPERATING DATA – UNAUDITED (CONT’D)

	Successor	Predecessor
	September 1 2013 through December 31, 2013 (9)	January 1, 2013 through August 31, 2013 (9)	2012 (9)	2011 (9)	2010 (9)	2009 (9)
Supplemental Information
Net sales from continuing operations:
Graphics, Entertainment and Commercial Films	$519	$987	$1,680	$2,341	$3,290	$3,262
Digital Printing and Enterprise	284	519	939	1,099	950	854
All Other	2	36	100	145	198	2,132
Research and development costs	33	66	168	195	249	280
Depreciation	67	91	182	221	318	354
Employees as of year end
- in the U.S.	3,600		5,980	8,350	9,600	10,630
- worldwide	8,800		13,100	17,100	18,800	20,250

*	Historical results are not indicative of future results.
1.	Includes pre-tax restructuring charges of $17 million; $16 million in pre-tax reorganization items, net; $6 million of income related to gains on asset sale; income from corporate components of pension and OPEB of $67 million; and $8 million in impairment charges. These items decreased net loss from continuing operations by $32 million.
2.	Includes pre-tax licensing revenue of $535 million, pre-tax goodwill impairment charges of $77 million; pre-tax restructuring charges of $49 million; income of $2,026 million in pre-tax reorganization items, net; $34 million of income related to gains on asset sales; income from corporate components of pension and OPEB costs of $43 million; and net charges of $84 million related to discrete tax items. These items increased net income from continuing operations by $2.4 billion.
3.	Includes pre-tax restructuring charges of $232 million; $843 million in pre-tax reorganization items, net; $50 million of income related to gains on asset sales; $35 million associated with the termination of a supply agreement; expense from corporate components of pension and OPEB costs of $2 million; $4 million of income related to reversals of value-added tax reserves; and a net benefit of $320 million related to discrete tax items. These items increased net loss from continuing operations by $673 million.
4.	Includes pre-tax impairment charges of $13 million; pre-tax restructuring charges of $120 million; $69 million of income related to gains on asset sales; income from corporate components of pension and OPEB costs of $61 million; $3 million of income related to reversals of value-added tax reserves; and a net benefit of $38 million related to discrete tax items. These items increased net loss from continuing operations by $25 million.
5.	Includes a pre-tax goodwill impairment charge of $626 million; pre-tax restructuring charges of $77 million; a $102 million loss on early extinguishment of debt; $8 million of income related to gains on assets sales; $19 million of income related to legal contingencies and settlements; $6 million of charges related to foreign contingencies; and a net benefit of $109 million related to discrete tax items. These items increased net loss from continuing operations by $698 million.
6.	Includes pre-tax restructuring and rationalization charges of $245 million; a $5 million charge related to a legal settlement; $100 million of income related to gains on asset sales; $7 million of income related to the reversal of negative goodwill; $10 million of income related to reversals of value-added tax reserves; and a $6 million asset impairment charge. These items increased net loss from continuing operations by $131 million.
7.	Refer to Note 26, “Discontinued Operations” in the Notes to Financial Statements for a discussion regarding the earnings (loss) from discontinued operations.
8.	Includes revenues from non-recurring intellectual property licensing agreements of $7 million for the four months ended December 31, 2013, $31 million for the eight months ending August 31, 2013, $(61) million in 2012, $82 million in 2011, $838 million in 2010 and $435 million in 2009.
9.	Effective in the second quarter of 2013, due to the sale of the Business to the KPP Purchasing Parties, results for 2011, 2012 and 2013 were restated to report the Business as discontinued operations. Results for 2009 and 2010 were not restated.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Kodak for the four months ended December 31, 2013, eight months ended August 31, 2013 and for the years ended December 31, 2012 and 2011. All references to Notes relate to Notes to the Financial Statements in Item 8. “Financial Statements and Supplementary Data.”

OVERVIEW

Prior to emergence from chapter 11 Kodak took many actions to reduce legacy obligations and improve the profitability of its emerging commercial imaging business. These actions included the following:

•	In November 2012, the Bankruptcy Court entered an order approving a settlement agreement between the Debtors and the retiree committee appointed by the U.S. Trustee related to its U.S. postretirement benefit plans. Under the settlement agreement, the Debtors no longer provide retiree medical, dental, life insurance, and survivor income benefits to current and future retirees after December 31, 2012 (other than COBRA continuation coverage of medical and/or dental benefits available to active employees or conversion coverage as required by the plans or applicable law).

•	In February 2013, Kodak received approximately $530 million related to the sale and licensing of certain of its intellectual property assets and repaid approximately $419 million of the then outstanding term loan under the DIP Credit Agreement.

•	On the Effective Date, Kodak received net cash consideration of $325 million for the sale of certain assets and liabilities of its Personalized Imaging and Document Imaging businesses as part of the KPP Global Settlement, which also included the settlement of the U.K. pension plan liability.

Kodak expects to continue to improve its profitability by focusing on the placement of equipment and the generation of profitable annuities in its Digital Printing, Packaging and Enterprise businesses as well as the continued generation and enhancement of profits in its large consumable-based Graphics business through differentiation from the competition with its process free technology. Kodak also expects functional printing to contribute to profitable growth in 2014 and beyond.

As of December 31, 2013, Kodak has total assets of $3.2 billion, total liabilities of $2.6 billion and equity of approximately $650 million.

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

Revenue Recognition

Kodak’s revenue transactions include sales of products (such as components and consumables for use in Kodak and other manufacturers’ equipment, and film based products), equipment, software, services, integrated solutions, and intellectual property licensing. The timing and the amount of revenue recognized depend upon a variety of factors, including the specific terms of each agreement and the nature of the deliverables and obligations. For equipment sales, revenue recognition may depend on completion of installation based on the type of equipment, level of customer specific customization and other contractual terms. In instances in which the agreement with the customer contains a customer acceptance clause, revenue is deferred until customer acceptance is obtained, provided the customer acceptance clause is considered to be substantive.

Kodak evaluates each deliverable in an arrangement to determine whether it represents a separate unit of accounting. A deliverable constitutes a separate unit of accounting when it has stand-alone value to the customer, and if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in Kodak’s control. If these criteria are not met, the arrangement is accounted for as one unit of accounting and the recognition of revenue occurs upon delivery/completion or ratably as a single unit of accounting over the contractual service period.

For multiple-element arrangements, Kodak allocates to, and recognizes revenue from, the various elements based on their relative selling price, using vendor-specific objective evidence (“VSOE”), third-party evidence (“TPE”), and best estimated selling price (“BESP”) in accordance with the selling price hierarchy. BESP is established by considering internal factors such as margin objectives, pricing practices and controls, customer segment pricing strategies and the product life cycle. Consideration is also given to geographies, market conditions such as competitor pricing strategies and industry technology life cycles.

Revenue allocated to an individual element is recognized when all revenue recognition criteria are met for that element. Kodak limits the amount of revenue recognized for delivered elements to the amount that is not contingent on the future delivery of products or services, future performance obligations or subject to customer-specified return or refund privileges.

At the time revenue is recognized, Kodak also records reductions to revenue for customer incentive programs. Such incentive programs include cash and volume discounts, price protection and, promotional, cooperative and other advertising allowances. For those incentives that require the estimation of sales volumes or redemption rates, such as for volume rebates, Kodak uses historical experience and both internal and customer data to estimate the sales incentive at the time revenue is recognized. In the event that the actual results of these items differ from the estimates, adjustments to the sales incentive accruals would be recorded.

Valuation and Useful Lives of Long-Lived Assets, Including Goodwill and Intangible Assets

Kodak performs a test for goodwill impairment annually and whenever events or changes in circumstances occur that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Historically, Kodak performed its annual goodwill impairment assessment as of September 30. Upon application of fresh start accounting, Kodak elected October 1 as the annual goodwill impairment assessment date.

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

As of December 31, 2012, the Graphics, Entertainment and Commercial Films Segment had two goodwill reporting units: Graphics and Entertainment Imaging and Commercial Films. The Digital Printing and Enterprise Segment had four goodwill reporting units: Digital Printing, Packaging and Functional Printing, Enterprise Services and Solutions, and Consumer Inkjet Systems. The Personalized and Document Imaging segment had three goodwill reporting units: Personalized Imaging, Document Imaging and Intellectual Property.

Effective in the first quarter of 2013, the Intellectual Property and Brand Licensing reporting unit was reported in the Graphics, Entertainment and Commercial Films Segment. Goodwill assigned to the Intellectual Property and Brand Licensing reporting unit of approximately $113 million as of December 31, 2012 was previously reported in the Personalized and Document Imaging Segment. Due to the sale of its digital imaging patents during the first quarter of 2013, Kodak concluded that the carrying value of goodwill for its Intellectual Property and Brand Licensing reporting unit exceeded the implied fair value of goodwill. The fair value of the Intellectual Property and Brand Licensing reporting unit was estimated using an income approach in which the future cash flows, including a terminal value at the end of the projection period, were discounted to present value. Kodak recorded a pre-tax impairment charge of $77 million that is included in Other operating expense (income), net in the Consolidated Statement of Operations.

Effective in the second quarter of 2013, due to the Personalized and Document Imaging disposal group being reported as assets held for sale, goodwill of approximately $140 million in the Personalized and Document Imaging Segment was reported as a component of assets held for sale as of June 30, 2013 and subsequently written-off as part of the loss on sale of the Personalized and Document Imaging businesses.

As part of fresh start accounting, Kodak adjusted the carrying value of goodwill to $88 million which represents the reorganizational value of assets in excess of amounts allocated to identified tangible and intangible assets. Goodwill that was recorded as part of fresh start accounting was allocated to the Graphics, Packaging and Functional Printing, Intellectual Property and Brand Licensing and Consumer Inkjet Systems reporting units.

Goodwill is impaired if the fair value of a reporting unit is less than the related carrying value. Kodak may assess qualitative factors for some or all of its reporting units to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. If Kodak determines that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, or if Kodak elects to bypass the qualitative assessment for any of its reporting units, then the fair value of that reporting unit is compared to its carrying value.

If the fair value of a reporting unit is less than its carrying value, Kodak must determine the implied fair value of the goodwill associated with that reporting unit. The implied fair value of goodwill is determined by first allocating the fair value of the reporting unit to all of its assets and liabilities and then computing the excess of the reporting unit’s fair value over the amounts assigned to the assets and liabilities. If the carrying value of goodwill exceeds the implied fair value of goodwill, such excess represents the amount of goodwill impairment charge that must be recognized.

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

Kodak estimates the fair value of its reporting units using the guideline public company method and discounted cash flow method. To estimate fair value utilizing the guideline public company method, Kodak applies valuation multiples, derived from the operating data of publicly-traded benchmark companies, to the same operating data of the reporting units. The valuation multiples are based on financial measures of revenue, earnings before interest, taxes, depreciation and amortization (“EBITDA”) and earnings before interest and taxes (“EBIT”). To estimate fair value utilizing the discounted cash flow method, Kodak establishes an estimate of future cash flows for each reporting unit and discounts those estimated future cash flows to present value.

As part of fresh start accounting, Kodak estimated the fair value of each of its reporting units. Except for the Graphics reporting unit, Kodak did not use the guideline public company method because reporting unit EBIT and/or EBITDA results were negative, which would have only allowed the application of a revenue multiple in determining fair value under the guideline public company method, and/or reporting units ranked below all the selected market participants for these financial measures. When using the guideline public company method, multiples should be derived from companies that exhibit a high degree of comparability to the business being valued. Kodak ultimately gave 100% weighting to the discounted cash flow method for these reporting units. For the Graphics reporting unit, Kodak selected equal weighting of the guideline public company method and the discounted cash flow method as the valuation approaches produced comparable ranges of fair value.

To estimate fair value utilizing the discounted cash flow method, Kodak established an estimate of future cash flows for the period ranging from September 1, 2013 to December 31, 2022 and discounted the estimated future cash flows to present value. The expected cash flows for the period September 1, 2013 to December 31, 2017 were based on the financial projections and assumptions utilized in the disclosure statement in support of the Plan. The expected cash flows for the period January 1, 2018 to December 31, 2022 were derived from earnings forecasts and assumptions regarding growth and margin projections, as applicable. The discount rates are estimated based on an after-tax weighted average cost of capital (“WACC”) for each reporting unit reflecting the rate of return that would be expected by a market participant. The WACC also takes into consideration a company specific risk premium for each reporting unit reflecting the risk associated with the overall uncertainty of the financial projections. Discount rates of 27% to 32% were utilized in the fresh start valuation based on Kodak’s best estimates of the after-tax weighted-average cost of capital of each reporting unit.

A terminal value was included for all reporting units, except for the Intellectual Property and Brand Licensing and Consumer Inkjet Systems reporting units, at the end of the cash flow projection period to reflect the remaining value that the reporting unit is expected to generate. The terminal value is calculated using the constant growth method (“CGM”) based on the cash flows of the final year of the discrete period.

For the 2013 annual goodwill test, Kodak elected to utilize the qualitative assessment for all reporting units with goodwill balances due to the fresh start valuation being performed as of September 1, 2013. In performing the qualitative assessment, Kodak updated the carrying values of each reporting unit, compared actual results to budgeted performance and considered the extent to which adverse events and circumstances could affect the fair value of a reporting unit since the fresh start valuation. Based on the results of this assessment, no impairment of goodwill was indicated. Impairment of goodwill could occur in the future if a reporting unit’s fair value changes significantly from the amounts estimated as part of fresh start accounting, if market or interest rate environments deteriorate, or if a reporting unit’s carrying value changes materially compared with changes in its fair values.

In conjunction with fresh start accounting, Kodak recorded a $54 million indefinite-lived intangible asset related to the Kodak trade name. The Kodak trade name was valued using the income approach, specifically the relief from royalty method based on the following significant assumptions: (a) forecasted revenues ranging from September 1, 2013 to December 31, 2022, including a terminal year with growth rates ranging from 0% to 3%; (b) royalty rates ranging from .5% to 1% of expected net sales determined with regard to comparable market transactions and profitability analysis; and (c) discount rates ranging from 27% to 32%, which were based on the after-tax weighted-average cost of capital.

The carrying value of the Kodak trade name is evaluated for potential impairment annually or whenever events or changes in circumstances indicate that it is more likely than not that the asset is impaired. Kodak elected October 1 as the annual impairment assessment date.

For the 2013 annual impairment test of the Kodak trade name, Kodak elected to utilize the qualitative assessment due to the fresh start valuation being performed as of September 1, 2013. In performing the qualitative assessment, Kodak compared actual results to forecasted revenues and considered the extent to which adverse events and circumstances could affect the fair value of the Kodak trade name since the fresh start valuation. Based on the results of this assessment, no impairment of the Kodak trade name was indicated.

Subsequent to the annual impairment test of the Kodak trade name and due to Kodak revising its projected 2014 revenue estimates, Kodak concluded that the carrying value of the Kodak trade name, estimated as part of fresh start accounting, exceeded its fair value. Kodak recorded a pre-tax impairment charge of $8 million that is included in Other operating expense (income), net in the Consolidated Statement of Operations. The fair value of the Kodak trade name was valued as of December 31, 2013 using the income approach, specifically the relief from royalty method based on the following significant assumptions: (a) forecasted revenues ranging from January 1, 2014 to December 31, 2022, including a terminal year with growth rates ranging from -3% to 3%; (b) royalty rates ranging from .5% to 1% of expected net sales determined with regard to comparable market transactions and profitability analysis; and (c) discount rates ranging from 26% to 31%, which were based on the after-tax weighted-average cost of capital. Additional impairments of the Kodak trade name could occur in the future if expected revenues decline or if there are significant changes in the discount or royalty rates.

Kodak’s long-lived assets other than goodwill and indefinite-lived intangible assets are evaluated for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. When evaluating long-lived assets for impairment, Kodak compares the carrying value of an asset group to its estimated undiscounted future cash flows. An impairment is indicated if the estimated future cash flows are less than the carrying value of the asset group. The impairment is the excess of the carrying value over the fair value of the long-lived asset group.

As part of fresh start accounting, Kodak fair valued property, plant and equipment and revised depreciable lives to reflect the remaining estimated useful life of the assets. Kodak depreciates the value of property, plant, and equipment over its expected useful life in such a way as to allocate it as equitably as possible to the periods during which services are obtained from their use, which aims to distribute the value over the remaining estimated useful life of the unit in a systematic and rational manner. An estimate of useful life not only considers the economic life of the asset, but also the remaining life of the asset to the entity. Impairment of long-lived assets other than goodwill and indefinite lived intangible assets could occur in the future if expected future cash flows decline or if there are significant changes in the estimated useful life of the assets.

Income Taxes

Kodak recognizes deferred tax liabilities and assets for the expected future tax consequences of operating losses, credit carry-forwards and temporary differences between the carrying amounts and tax basis of Kodak’s assets and liabilities. Kodak records a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized. Kodak has considered forecasted earnings, future taxable income, the geographical mix of earnings in the jurisdictions in which Kodak operates and prudent and feasible tax planning strategies in determining the need for these valuation allowances. As of December 31, 2013, Kodak has net deferred tax assets before valuation allowances of approximately $1,008 million and a valuation allowance related to those net deferred tax assets of approximately $953 million, resulting in net deferred tax assets of approximately $55 million. If Kodak were to determine that it would not be able to realize a portion of its net deferred tax assets in the future, for which there is currently no valuation allowance, an adjustment to the net deferred tax assets would be charged to earnings in the period such determination was made. Conversely, if Kodak were to make a determination that it is more likely than not that deferred tax assets, for which there is currently a valuation allowance, would be realized, the related valuation allowance would be reduced and a benefit to earnings would be recorded. Kodak considers both positive and negative evidence, in determining whether a valuation allowance is needed by territory, including, but not limited to, whether particular entities are in three year cumulative income positions. During the eight months ended August 31, 2013, Kodak determined that it was more likely than not that a portion of its deferred tax assets outside the U.S. would not be realized due to changes in the business resulting from the KPP Global Settlement and the related sale of the Business. As a result, Kodak recorded a tax provision of $100 million associated with the establishment of a valuation allowance on those deferred tax assets.

Additionally, during the eight months ended August 31, 2013, Kodak determined that it was more likely than not that a portion of the deferred tax assets outside the U.S. would not be realized due to the change in the company’s business as a result of restructuring associated with the emergence from bankruptcy and accordingly, recorded a provision of $46 million associated with the establishment of a valuation allowance on those deferred tax assets. During 2012 and 2011, Kodak determined that it was more likely than not that a portion of the deferred tax assets outside the U.S. would not be realized due to reduced manufacturing volumes negatively impacting profitability in a location outside the U.S. and accordingly, recorded a provision of $30 million and $53 million, respectively, associated with the establishment of a valuation allowance on those deferred tax assets.

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

The undistributed earnings of Kodak’s foreign subsidiaries are not considered permanently reinvested. Kodak recorded a deferred tax liability (net of related foreign tax credits) of $213 million and $374 million on the foreign subsidiaries’ undistributed earnings for years ended December 31, 2013 and 2012, respectively. This deferred tax liability was fully offset by Kodak’s U.S. valuation allowance Kodak also recorded a deferred tax liability of $23 million and $42 million for the potential foreign withholding taxes on the undistributed earnings for years ended December 31, 2013 and 2012, respectively.

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

Pension and Other Postretirement Benefits

Kodak’s defined benefit pension and other postretirement benefit costs and obligations are estimated using several key assumptions. These assumptions, which are reviewed at least annually by Kodak, include the discount rate, long-term expected rate of return on plan assets (“EROA”), salary growth, healthcare cost trend rate, mortality trends and other economic and demographic factors. Actual results that differ from Kodak’s assumptions are recorded as unrecognized gains and losses and are amortized to earnings over the estimated future service period of the active participants in the plan or, if almost all of a plan’s participants are inactive, the average remaining lifetime expectancy of inactive participants, to the extent such total net unrecognized gains and losses exceed 10% of the greater of the plan’s projected benefit obligation or the calculated value of plan assets. Significant differences in actual experience or significant changes in future assumptions would affect Kodak’s pension and other postretirement benefit costs and obligations.

Asset and liability modeling studies are utilized by Kodak to adjust asset exposures and review a liability hedging program through the use of forward looking correlation, risk and return estimates. Those forward looking estimates of correlation, risk and return generated from the modeling studies are also used to estimate the EROA. The EROA is estimated utilizing a forward-looking building block model factoring in the expected risk of each asset category, return and correlation over a five to seven year horizon, and weighting the exposures by the current asset allocation. Historical inputs are utilized in the forecasting model to frame the current market environment with adjustments made based on the forward looking view. Kodak aggregates investments into major asset categories based on the underlying benchmark of the strategy. Kodak’s asset categories include broadly diversified exposure to U.S. and non-U.S. equities, U.S. and non-U.S. government and corporate bonds, inflation-linked bonds, commodities and absolute return strategies. Each allocation to these major asset categories is determined within the overall asset allocation to accomplish unique objectives, including enhancing portfolio return, providing portfolio diversification, or hedging plan liabilities.

The EROA, once set, is applied to the calculated value of plan assets in the determination of the expected return component of Kodak’s pension expense. Kodak uses a calculated value of plan assets, which recognizes gains and losses in the fair value of assets over a four-year period, to calculate expected return on assets. At December 31, 2013, the calculated value of the assets of Kodak’s major U.S. and non-U.S. defined benefit pension plans was approximately $5.0 billion and the fair value was approximately $5.1 billion. Asset gains and losses that are not yet reflected in the calculated value of plan assets are not included in amortization of unrecognized gains and losses.

Kodak reviews its EROA assumption annually. To facilitate this review, every three years, or when market conditions change materially, Kodak’s larger plans will undertake asset allocation or asset and liability modeling studies. The weighted average EROA used to determine net pension expense for major U.S. and non-U.S. defined benefit pension plans was 8.20% and 5.35% for the four months ended December 31, 2013 and 8.12% and 6.54% for the eight months ended August 31, 2013, respectively.

Generally, Kodak bases the discount rate assumption for its significant plans on high quality corporate bond yields in the respective countries as of the measurement date. Specifically, for its U.S. and Canadian plans, Kodak determines a discount rate using a cash flow model to incorporate the expected timing of benefit payments and an AA-rated corporate bond yield curve. For Kodak’s U.S. plans, the Citigroup Above Median Pension Discount Curve is used. For Kodak’s other non-U.S. plans, discount rates are determined by comparison to published local high quality bond yields or indices considering estimated plan duration and removing any outlying bonds, as warranted.

The salary growth assumptions are determined based on Kodak’s long-term actual experience and future and near-term outlook. The healthcare cost trend rate assumptions are based on historical cost and payment data, the near-term outlook and an assessment of the likely long-term trends.

The following table illustrates the sensitivity to a change to certain key assumptions used in the calculation of expense for the year ending December 31, 2014 and the projected benefit obligation (“PBO”) at December 31, 2013 for Kodak’s major U.S. and non-U.S. defined benefit pension plans:

(in millions)	Impact on 2014 Pre-Tax Pension Expense Increase (Decrease)		Impact on PBO December 31, 2013 Increase (Decrease)
	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in assumption:
25 basis point decrease in discount rate	$(6)	$(1)	$103	$31
25 basis point increase in discount rate	5	1	(99)	(29)
25 basis point decrease in EROA	10	2	n/a	n/a
25 basis point increase in EROA	(10)	(2)	n/a	n/a

Total pension (income) expense from continuing operations before special termination benefits, curtailments and settlements for the major funded and unfunded defined benefit pension plans in the U.S. was $(48) million and $25 million for the four months ended December 31, 2013 and the eight months ended August 31, 2013, respectively, and is expected to be approximately $(100) million in 2014. Pension (income) expense from continuing operations before special termination benefits, curtailments and settlements for the major funded and unfunded non-U.S. defined benefit pension plans was $(2) million and $17 million for the four months ended December 31, 2013 and the eight months ended August 31, 2013, respectively and is projected to be approximately $(5) million in 2014. The shift from expense to income in the successor period of 2013 is expected to continue in 2014 and results primarily from the recognition of actuarial losses previously deferred as part of accumulated other comprehensive income with the application of fresh start accounting.

Kodak expects the expense, before curtailment and settlement gains and losses of its major other postretirement benefit plans, to be approximately $5 million in 2014 as compared with expense (income) of $1 million and $(69) million for the four months ended December 31, 2013 and the eight months ended August 31, 2013, respectively. The shift from income to expense in the successor period of 2013 is expected to continue in 2014 and results from the recognition of prior service credits previously deferred as part of accumulated other comprehensive income with the application of fresh start accounting.

Environmental Commitments

Environmental liabilities are accrued based on undiscounted estimates of known environmental remediation responsibilities. The liabilities include accruals for sites owned or leased by Kodak, sites formerly owned or leased by Kodak, and other third-party sites where Kodak was designated as a potentially responsible party (“PRP”). The amounts accrued for such sites are based on these estimates, which are determined using the ASTM Standard E 2137-06, “Standard Guide for Estimating Monetary Costs and Liabilities for Environmental Matters.” The overall method includes the use of a probabilistic model that forecasts a range of cost estimates for the remediation required at individual sites. Kodak’s estimate includes equipment and operating costs for investigations, remediation and long-term monitoring of the sites. Such estimates may be affected by changing determinations of what constitutes an environmental liability or an acceptable level of remediation. Kodak’s estimate of its environmental liabilities may also change if the proposals to regulatory agencies for desired methods and outcomes of remediation are viewed as not acceptable, or additional exposures are identified. Kodak has an ongoing monitoring process to assess how activities, with respect to the known exposures, are progressing against the accrued cost estimates.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See Note 1, “Basis of Presentation and Significant Accounting Policies,” in the Notes to Financial Statements in Item 8.

KODAK OPERATING MODEL AND REPORTING STRUCTURE

As of December 31, 2013, Kodak has two reportable segments: the Graphics, Entertainment and Commercial Films Segment and the Digital Printing and Enterprise Segment. The balance of Kodak’s continuing operations, which do not meet the criteria of a reportable segment, are reported in All Other. Within each of Kodak’s reportable segments are various components, or Strategic Product Groups (“SPG’s”). Throughout the remainder of this document, references to the segments’ SPGs are indicated in italics.

Graphics, Entertainment and Commercial Films Segment (“GECF”): The Graphics, Entertainment and Commercial Films Segment consists of three SPGs, Graphics, Entertainment & Commercial Films, and Intellectual Property & Brand Licensing.

Digital Printing and Enterprise Segment (“DP&E”): The Digital Printing and Enterprise Segment consists of four SPGs, Digital Printing, Packaging and Functional Printing, Enterprise Services & Solutions, and Consumer Inkjet Systems.

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

Upon application of fresh start accounting, the Successor Company eliminated prior service credits related to the U.S. Postretirement Benefit Plan. Therefore, the four-month period ended December 31, 2013 does not include any amortization of prior service credits related to the U.S. Postretirement Benefit Plan.

DETAILED RESULTS OF OPERATIONS

Net Sales from Continuing Operations by Reportable Segment (1)

	Successor	Predecessor				Predecessor
(in millions)	Four Months Ended December 31, 2013	Eight Months Ended August 31, 2013	Year Ended December 31, 2012	Change vs. 2012 (Combined)	Foreign Currency Impact*	Year Ended December 31, 2011	Change vs. 2011	Foreign Currency Impact*
Graphics, Entertainment and Commercial Films
Inside the U.S.	$115	$265	$384	(1%)	0%	$607	(37%)	0%
Outside the U.S.	404	722	1,296	(13%)	(2%)	1,734	(25%)	(3%)

Total Graphics, Entertainment and Commercial Films	$519	$987	$1,680	(10%)	(1%)	$2,341	(28%)	(2%)

Digital Printing and Enterprise
Inside the U.S.	$121	$239	$431	(16%)	0%	$510	(15%)	0%
Outside the U.S.	163	280	508	(13%)	(2%)	589	(14%)	(3%)

Total Digital Printing and Enterprise	$284	$519	$939	(14%)	(1%)	$1,099	(15%)	(2%)

All Other
Inside the U.S.	$—	$11	$37	(70%)	0%	$45	(18%)	0%
Outside the U.S.	2	25	63	(57%)	(2%)	100	(37%)	5%

Total All Other	$2	$36	$100	(62%)	(1%)	$145	(31%)	3%

Consolidated
Inside the U.S.	$236	$515	$852	(12%)	0%	$1,162	(27%)	0%
Outside the U.S.	569	1,027	1,867	(15%)	(2%)	2,423	(23%)	(3%)

Total Consolidated	$805	$1,542	$2,719	(14%)	(1%)	$3,585	(24%)	(2%)

*	Represents the percentage change in segment net sales for the period that is attributable to foreign currency fluctuations.
(1)	Sales are reported based on the geographic area of destination.

Segment (Loss) Earnings and Consolidated (Loss) Earnings from Continuing Operations Before Income Taxes

	Successor	Predecessor			Predecessor
(in millions)	Four Months Ended December 31, 2013	Eight Months Ended August 31, 2013	Year Ended December 31, 2012	Change vs. 2012 (Combined)	Year Ended December 31, 2011	Change vs. 2011
Graphics, Entertainment and Commercial Films	$(37)	$5	$(210)	85%	$(8)	2,525%
Digital Printing and Enterprise	(59)	(37)	(280)	66%	(613)	54%

Total of reportable segments	(96)	(32)	(490)	74%	(621)	21%
All Other	(3)	—	(3)		8
Restructuring costs and other	17	49	232		120
Corporate components of pension and OPEB income (expense) (1)	67	43	(2)		61
Other operating (expense) income, net	(2)	495	86		56
Legal contingencies, settlements and other	(3)	—	1		—
Loss on early extinguishment of debt, net	—	8	7		—
Interest expense	22	106	139		138
Other income (charges), net	12	(13)	21		(3)
Reorganization items, net	16	(2,026)	843		—

Consolidated (loss) earnings from continuing operations before income taxes	$(74)	$2,356	$(1,610)	242%	$(757)	113%

(1)	Composed of interest cost, expected return on plan assets, amortization of actuarial gains and losses, amortization of prior service credits related to the U.S. Postretirement Benefit Plan and special termination benefits, curtailments and settlement components of pension and other postretirement benefit expenses, except for settlements in connection with the chapter 11 bankruptcy proceedings that are recorded in Reorganization items, net and curtailments and settlements included in Earnings (loss) from discontinued operations, net of income taxes in the Consolidated Statement of Operations.

RESULTS OF OPERATIONS—CONTINUING OPERATIONS

CONSOLIDATED

	Successor	Predecessor		Predecessor			Predecessor
(in millions)	Four Months Ended December 31, 2013	Eight Months Ended August 31, 2013	% of Sales (Combined)	Year Ended December 31, 2012	% of Sales	% Change vs. 2012 (Combined)	Year Ended December 31, 2011	% of Sales	% Change vs. 2011
Net sales	$805	$1,542		$2,719		(14%)	$3,585		(24%)
Cost of sales	687	1,174		2,426			3,095

Gross profit	118	368	21%	293	11%	66%	490	14%	(40%)
Selling, general and administrative expenses	114	297	18%	637	23%	(35%)	859	24%	(26%)
Research and development costs	33	66	4%	168	6%	(41%)	195	5%	(14%)
Restructuring costs and other	17	43	3%	215	8%	(72%)	108	3%	99%
Other operating expense (income), net	2	(495)	21%	(85)	3%	480%	(56)	2%	52%

(Loss) earnings from continuing operations before interest expense, loss on early extinguishment of debt, net, other income (charges), net, reorganization items, net and income taxes	(48)	457	17%	(642)	(24%)	164%	(616)	(17%)	(4%)
Interest expense	22	106	5%	139	5%	(8%)	138	4%	1%
Loss on early extinguishment of debt, net	—	8	—	7	—	14%	—	—	—
Other income (charges), net	12	(13)	—	21	1%	(105%)	(3)	—	800%
Reorganization items, net	16	(2,026)	86%	843	31%	(338%)	—	—	—

(Loss) earnings from continuing operations before income taxes	(74)	2,356	97%	(1,610)	(59%)	242%	(757)	(21%)	(113%)
Provision (benefit) for income taxes	8	155	7%	(273)	(10%)	(160%)	(18)	(1%)	1,417%

(Loss) earnings from continuing operations	(82)	2,201	90%	(1,337)	(49%)	258%	(739)	(21%)	(81%)
Earnings (loss) from discontinued operations, net of income taxes	4	(135)	(6%)	(42)	(2%)	212%	(25)	(1%)	(68%)

NET (LOSS) EARNINGS	(78)	2,066	85%	(1,379)	(51%)	244%	(764)	(21%)	(80%)
Less: Net loss attributable to noncontrolling interests	3	—	—	—	—	—	—	—	—

NET (LOSS) EARNINGS ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$(81)	$2,066	85%	$(1,379)	(51%)	244%	$(764)	(21%)	(80%)

	Year Ended December 31,		Percent Change vs. 2012 (Combined)
(in millions)	2013 (Combined) Amount	Change vs. 2012 (Predecessor)	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs
Net Sales	$2,347	-14%	-17%	4%	-1%	n/a
Gross profit margin	21%	10pp	n/a	8pp	-1pp	3pp

	Year Ended December 31,		Percent Change vs. 2011
(in millions)	2012 Amount (Predecessor)	Change vs. 2011 (Predecessor)	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs
Net Sales	$2,719	-24%	-15%	-7%	-2%	n/a
Gross profit margin	11%	-3pp	n/a	-2pp	-1pp	0pp

Revenues

Current Year

For the year ended December 31, 2013, net sales decreased approximately 14% compared with the same period in 2012 primarily due to volume declines in each segment, partially offset by favorable price/mix within Intellectual Property and Brand Licensing (+3%) and Entertainment Imaging and Commercial Films (+2%) in the Graphics, Entertainment & Commercial Films Segment. The impact of the application of fresh start accounting was not material. See segment discussions below for additional information.

Included in revenues were non-recurring intellectual property licensing agreements. Such agreements contributed approximately $38 million to revenues in 2013. There were no significant non-recurring intellectual property licensing agreements in 2012. However, there was a $61 million license revenue reduction reflecting sharing, with licensees, of the withholding tax refund received in 2012 (refer to Note 17, “Income Taxes” for additional information).

Prior Year

For the year ended December 31, 2012, net sales decreased approximately 24% compared with the same period in 2011 primarily due to volume declines across all segments. Also included in the total decline was the $61 million license revenue reduction reflecting sharing, with licensees, of the withholding tax refund received in the first quarter of 2012 (refer to Note 17, “Income Taxes” for additional information). Non-recurring intellectual property licensing agreements contributed $82 million to revenues in 2011. See segment discussion below for additional information.

Gross Profit

Current Year

The increase in gross profit percent from 2012 to 2013 was due to favorable price/mix in the Graphics, Entertainment and Commercial Films Segment (+4pp) primarily from intellectual property licensing and the Digital Printing and Enterprise Segment (+3pp). Also contributing to the increase was a reduction in pension and other postretirement benefit costs in the current year (+3pp) and other cost improvements from each segment (+3pp) partially offset by increased manufacturing and other costs due to the revaluation of inventory from the application of fresh start accounting (-3pp). See segment discussions below for additional details.

Prior Year

The decrease in gross profit percent from 2011 to 2012 was driven by unfavorable price/mix within the Graphics, Entertainment & Commercial Films Segment (-7pp) primarily attributable to the $61 million licensing revenue reduction as noted above. This was partially offset by favorable price/mix within the DP&E segment, due to the focus on liquidity within Consumer Inkjet Systems (+4pp). See segment discussions below for additional details.

Selling, General and Administrative Expenses

The decreases in consolidated selling, general and administrative expenses (SG&A) from 2012 to 2013 and 2011 to 2012 were the result of cost reduction actions. For 2012 to 2013 this included the change in strategy for Consumer Inkjet Systems.

Research and Development Costs

The decreases in consolidated research and development costs (R&D) from 2012 to 2013 and 2011 to 2012 were primarily attributable to cost reduction actions resulting from focusing development activities on core products and certain products reaching the commercialization stage.

Restructuring Costs and Other

These costs, as well as the restructuring costs reported in Cost of sales, are discussed under the “RESTRUCTURING COSTS AND OTHER” section in this MD&A.

Other Operating Expense (Income), Net

For details, refer to Note 15, “Other Operating Expense (Income), Net.”

Other Income (Charges), Net

For details, refer to Note 16, “Other Income (Charges), Net.”

Reorganization Items, Net

For details, refer to Note 4, “Reorganization Items, Net.”

Income Tax Provision (Benefit)

(in millions)	Successor	Predecessor
	Four Months Ended December 31, 2013	Eight Months Ended August 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
(Loss) earnings from continuing operations before income taxes	$(74)	$2,356	$(1,610)	$(757)
Provision (benefit) for income taxes	8	155	(273)	(18)
Effective tax rate	(11%)	7%	17%	2%
(Benefit) provision) for income taxes @ 35%	(26)	825	(564)	(265)
Difference between tax @ effective vs statutory rate	34	(670)	291	247

	Year Ended December 31,
(in millions)	(Combined Amount) 2013	2012	2011
Earnings (loss) from continuing operations before income taxes	$2,282	$(1,610)	$(757)
Provision (benefit) for income taxes	163	(273)	(18)
Effective tax rate	7%	17%	2%
Provision (benefit) for income taxes @ 35%	799	(564)	(265)
Difference between tax @ effective vs statutory rate	(636)	291	247

Current Year

The change in Kodak’s effective tax rate from continuing operations for 2013 as compared to 2012 is primarily attributable to: (1) a decrease as a result of income generated in the U.S., for which no provision was recognized, partially offset by an increase as a result of losses in certain jurisdictions outside the U.S. for which no benefit was recognized due to management’s conclusion that it was more likely than not that the tax benefits would not be realized, (2) a benefit as a result of Kodak reaching a settlement with a taxing authority in a location outside the U.S. in the twelve months ended December 31, 2012, (3) an increase as a result of the establishment of a deferred tax asset valuation allowance in certain jurisdictions outside the U.S., (4) a benefit associated with the tax impact of the impairment of goodwill and intangibles recognized in the twelve months ended December 31, 2013, (5) a decrease as a result of a legislative tax rate change in a jurisdiction outside the U.S., (6) a provision as a result of withholding taxes on foreign dividends in the twelve months ended December 31, 2013, (7) an increase as a result of tax accounting impacts related to items reported in Accumulated other comprehensive loss in the Consolidated Statement of Financial Position, (8) a provision as a result of withholding taxes on the sale of intellectual property in the twelve months ended December 31, 2013, (9) a decrease associated with foreign withholding taxes on undistributed earnings, and (10) a benefit as a result of Kodak reaching a settlement with taxing authorities outside the U.S. in the twelve months ended December 31, 2012.

Prior Year

The change in Kodak’s effective tax rate from continuing operations for 2012 as compared with 2011 is primarily attributable to: (1) a benefit as a result of tax accounting impacts related to items reported in Accumulated other comprehensive loss in the Consolidated Statement of Financial Position as of December 31, 2012, (2) a benefit as a result of Kodak reaching a settlement with a taxing authority in a location outside the U.S. during the year ended December 31, 2012, (3) a benefit as a result of the U.S Internal Revenue Service federal audit settlement for calendar years 2001 through 2005 during the year ended December 31, 2011, (4) a decrease as a result of foreign withholding taxes on undistributed earnings, (5) an increase as a result of Kodak reaching a settlement with taxing authorities outside the U.S., (6) an increase as a result of losses generated in the U.S. and certain jurisdictions outside the U.S. for which no benefit was recognized due to management’s conclusion that it was more likely than not that the tax benefits would not be realized, (7) a decrease as a result of the establishment of a deferred tax asset valuation allowance in certain jurisdictions outside the U.S., and (8) a benefit as a result of the release of a deferred tax asset valuation allowance in a certain jurisdiction outside the U.S. during the year ended December 31, 2011.

Discontinued Operations

Discontinued operations of Kodak include the Personalized and Document Imaging businesses, digital capture and devices business, Kodak Gallery, and other miscellaneous businesses. For details, refer to Note 26, “Discontinued Operations” for additional information.

GRAPHICS, ENTERTAINMENT AND COMMERCIAL FILMS

	Successor	Predecessor		Predecessor			Predecessor
(in millions)	Four Months Ended December 31, 2013	Eight Months Ended August 31, 2013	% of Sales (Combined)	Year Ended December 31, 2012	% of Sales	% Change vs. 2012 (Combined)	Year Ended December 31, 2011	% of Sales	% Change vs. 2011
Net sales	$519	$987		$1,680		(10%)	$2,341		(28%)
Cost of sales	472	805		1,509		(15%)	1,853		(19%)

Gross profit	47	182	15%	171	10%	34%	488	21%	(65%)
Selling, general and administrative expenses	77	164	16%	341	20%	(29%)	439	19%	(22%)
Research and development costs	7	13	1%	40	2%	(50%)	57	2%	(30%)

Segment (loss) earnings	$(37)	$5	(2%)	$(210)	(13%)	85%	$(8)	—	(2,525%)

	Year Ended December 31,		Percent Change vs. 2012 (Combined)
(in millions)	2013 (Combined) Amount	Change vs. 2012 (Predecessor)	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs
Net Sales	$1,506	-10%	-16%	7%	-1%	n/a
Gross profit margin	15%	5pp	n/a	6pp	-1pp	0pp

	Year Ended December 31,		Percent Change vs. 2011
(in millions)	2012 (Predecessor)	Change vs. 2011 (Predecessor)	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs
Net Sales	$1,680	-28%	-18%	-8%	-2%	n/a
Gross profit margin	10%	-11pp	n/a	-10pp	0pp	-1pp

Revenues

Current Year

The decrease in the Graphics, Entertainment and Commercial Films Segment net sales of approximately 10% for the year ended December 31, 2013 was primarily due to volume declines within Entertainment Imaging & Commercial Films (-9%), largely attributable to reduced demand from movie studios, and within Graphics (-7%), largely attributable to lower demand for digital plates. Also contributing to the decline was unfavorable price/mix within Graphics (-2%) due to pricing pressures in the industry. Partially offsetting these declines was favorable price/mix within Intellectual Property and Brand Licensing (+6%) due to non-recurring intellectual property licensing agreements and within Entertainment Imaging and Commercial Films (+3%) due to pricing actions impacting the current year. The impact of the application of fresh start accounting was not material.

Included in revenues were non-recurring intellectual property licensing agreements. Such agreements contributed approximately $38 million to revenues in 2013. There were no significant non-recurring intellectual property licensing agreements in 2012. However, there was a $61 million licensing revenue reduction reflecting sharing, with licensees, of the withholding tax refund received in 2012 (refer to Note 17, “Income Taxes” for additional information).

Prior Year

The decrease in the Graphics, Entertainment and Commercial Films Segment net sales of approximately 28% for the year ended December 31, 2012 was primarily driven by volume declines within Entertainment Imaging & Commercial Films (-10%), largely attributable to reduced demand from movie studios, and within Graphics (-8%), largely attributable to lower demand. Also contributing to the revenue decline was lower revenue within Intellectual Property and Brand Licensing (-6%) due to the $61 million license revenue reduction reflecting sharing, with licensees, of the withholding tax refund received in the first quarter of 2012 (refer to Note 17, “Income Taxes” for additional information).

Non-recurring intellectual property licensing agreements contributed $82 million to revenues in 2011.

Gross Profit

Current Year

The increase in the Graphics, Entertainment and Commercial Films Segment gross profit percent for the year ended December 31, 2013 was primarily driven by favorable price/mix within Intellectual Property and Brand Licensing (+5pp). Also contributing to the improvement was favorable price/mix within Entertainment Imaging & Commercial Films (+2pp) driven by the impact of pricing actions as noted above, and manufacturing and other cost improvements within Graphics (+4pp) due to productivity improvement initiatives. Partially offsetting these improvements was unfavorable price/mix within Graphics (-2pp) due to pricing pressures in the industry, and increased manufacturing and others costs within Entertainment Imaging & Commercial Films (-2pp) driven by lower production volumes. Manufacturing and other costs were also negatively impacted by the revaluation of inventory from the application of fresh start accounting (-2pp).

Prior Year

The decrease in the Graphics, Entertainment and Commercial Films Segment gross profit percent for the year ended December 31, 2012 was due to unfavorable price/mix, primarily in Intellectual Property and Brand Licensing (-5pp) due to the $61 million licensing revenue reduction as noted above, and in Graphics (-1pp) largely due to competitive pricing within the prepress solutions industry. Also contributing to the decline was increased costs within Entertainment Imaging & Commercial Films (-1pp) driven by lower production volumes.

Selling, General and Administrative Expenses

The decreases in SG&A from 2012 to 2013 and 2011 to 2012 were primarily the result of cost reduction actions.

Research and Development Costs

The decreases in R&D from 2012 to 2013 and 2011 to 2012 were primarily attributable to cost reduction actions resulting from focused development activities on core products.

DIGITAL PRINTING AND ENTERPRISE

	Successor	Predecessor		Predecessor			Predecessor
(in millions)	Four Months Ended December 31, 2013	Eight Months Ended August 31, 2013	% of Sales (Combined)	Year Ended December 31, 2012	% of Sales	% Change vs. 2012 (Combined)	Year Ended December 31, 2011	% of Sales	% Change vs. 2011
Net sales	$284	$519		$939		(14%)	$1,099		(15%)
Cost of sales	243	373		813		(24%)	1,139		(29%)

Gross profit	41	146	23%	126	13%	48%	(40)	(4%)	415%
Selling, general and administrative expenses	67	128	24%	274	29%	(29%)	410	37%	(33%)
Research and development costs	33	55	11%	132	14%	(33%)	163	15%	(19%)

Segment loss	$(59)	$(37)	(12%)	$(280)	(30%)	66%	$(613)	(56%)	54%

	Year Ended December 31,		Percent Change vs. 2012 (Combined)
(in millions)	2013 (Combined) Amount	Change vs. 2012 (Predecessor)	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs
Net Sales	$803	-14%	-13%	—	-1%	n/a
Gross profit margin	23%	10pp	n/a	11pp	0pp	-1pp

	Year Ended December 31,		Percent Change vs. 2011
(in millions)	2012(Predecessor)	Change vs. 2011 (Predecessor)	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs
Net Sales	$939	-15%	-14%	1%	-2%	n/a
Gross profit margin	13%	17pp	n/a	14pp	-1pp	4pp

Revenues

Current Year

The decrease in the Digital Printing and Enterprise Segment net sales of approximately 14% for the year ended December 31, 2013 was primarily attributable to volume declines within Consumer Inkjet Systems, driven by lower consumer printer sales, due to the discontinuance of printer production (-7%), and lower sales of ink to the existing installed base of printers (-6%). The impact of the application of fresh start accounting was not material.

Prior Year

The decrease in the Digital Printing and Enterprise Segment net sales of approximately 15% for the year ended December 31, 2012 was driven by volume declines within Digital Printing attributable to lower placements of commercial equipment (-6%), and within Consumer Inkjet Systems (-7%) driven by lower consumer printer sales. Partially offsetting these declines was favorable price/mix within Consumer Inkjet Systems (+3%) due to pricing actions in 2012.

Gross Profit

Current Year

The increase in the Digital Printing and Enterprise Segment gross profit percent for year ended December 31, 2013 was primarily due to favorable price/mix within Consumer Inkjet Systems due to a greater proportion of consumer ink sales in the current year (+10pp). Increased manufacturing and other costs due to the revaluation of inventory from the application of fresh start accounting (-5pp) was largely offset by cost reductions within Digital Printing (+3pp) due to increase in scale and productivity improvement initiatives.

Prior Year

The increase in the Digital Printing and Enterprise Segment gross profit percent for the year ended December 31, 2012 was primarily due to favorable price/mix within Consumer Inkjet Systems (+14pp), due to a greater proportion of consumer ink sales and pricing actions in 2012. Also contributing to the increase in gross profit percent were cost reductions within Digital Printing (+3pp), primarily driven by improved inventory management as Kodak continued to focus on liquidity.

Selling, General and Administrative Expenses

The decreases in SG&A from 2012 to 2013 and 2011 to 2012 were the result of cost reduction actions. For 2012 to 2013 this included the change in strategy for Consumer Inkjet Systems.

Research and Development Costs

The decreases in R&D from 2012 to 2013 and 2011 to 2012 were primarily attributable to cost reduction actions resulting from focusing development activities on core products and certain products reaching the commercialization stage.

RESTRUCTURING COSTS AND OTHER

2013

Restructuring actions taken in 2013 were initiated to reduce Kodak’s cost structure as part of its commitment to drive sustainable profitability. Actions included manufacturing capacity reductions in the U.S. and the U.K., the continued wind down of the consumer inkjet printer business, a workforce reduction in France, and various targeted reductions in service, sales, and other administrative functions.

As a result of these actions, for the four months ended December 31, 2013 Kodak recorded $17 million of charges reported as Restructuring costs and other in the accompanying Consolidated Statement of Operations. For the eight months ended August 31, 2013, Kodak recorded $52 million of charges, including $4 million for accelerated depreciation and $2 million for inventory write-downs which were reported in Cost of sales, $43 million reported as Restructuring costs and other and $3 million which were reported as Discontinued operations in the accompanying Consolidated Statement of Operations, The severance and exit costs reserves require the outlay of cash, while long-lived asset impairments, accelerated depreciation and inventory write-downs represent non-cash items.

The Company made cash payments related to restructuring of approximately $18 million and $80 million for the four months ended December 31, 2013 and the eight months ended August 31, 2013, respectively.

The charges of $17 million recorded for the four months ended December 31, 2013 included $1 million applicable to the Digital Printing and Enterprise Segment, $8 million applicable to the Graphics, Entertainment and Commercial Films Segment, and $8 million applicable to manufacturing, research and development, and administrative functions, The charges of $52 million recorded for the eight months ended August 31, 2013 included $5 million applicable to the Digital Printing and Enterprise Segment, $22 million applicable to the Graphics, Entertainment and Commercial Films Segment, $22 million applicable to manufacturing, research and development, and administrative functions and $3 million applicable to discontinued operations.

The restructuring actions implemented in 2013 are expected to generate future annual cash savings of approximately $69 million. These savings are expected to reduce future annual Cost of sales and SG&A by $37 million and $32 million, respectively. Kodak began realizing a portion of these savings in 2013, and expects the majority of the annual savings to be in effect by the second half of 2014 as actions are completed.

2012

For the year ended December 31, 2013, Kodak recorded $271 million of charges during 2012, including $13 million of charges for accelerated depreciation and $4 million of charges for inventory write-downs, which were reported in Cost of sales in the accompanying Consolidated Statement of Operations for the year ended December 31, 2012, and $39 million that was reported as discontinued operations. The remaining $215 million of charges were reported as Restructuring costs and other in the accompanying Consolidated Statement of Operations for the year ended December 31, 2012.

2011

For the year ended December 31, 2011, Kodak incurred restructuring charges of $133 million. The $133 million of restructuring charges included $10 million of costs related to accelerated depreciation and $2 million of charges for inventory write-downs, which were reported in Cost of sales in the accompanying Consolidated Statement of Operations, and $13 million which was reported as discontinued operations. The remaining charges of $108 million were reported as Restructuring costs and other in the accompanying Consolidated Statement of Operations for the year ended December 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

2013

	As of December 31,
	Successor	Predecessor
(in millions)	2013	2012
Cash and cash equivalents	$844	$1,135

Sources and uses of cash at emergence (including divesture of the Personalized Imaging and Document Imaging businesses) follow:

(in millions)
Sources:
Net Proceeds from Emergence Credit Facilities	$664
Proceeds from divestiture	325
Proceeds from Rights Offerings	406

Total sources	$1,395
Uses:
Repayment of Junior DIP Term Loan	$844
Repayment of Second Lien Notes	375
Claims paid at emergence	94
Funding of escrow accounts	113
Other fees & expenses	16

Total uses	$1,442

Net uses	$(47)

Cash Flow Activity

(in millions)	Successor	Predecessor	Predecessor
	Four Months Ended December 31, 2013	Eight Months Ended August 31, 2013	Year Ended December 31, 2012	Computed Change vs 2012 (2013 Combined)
Cash flows from operating activities:
Net cash used in operating activities	$(98)	$(565)	$(289)	$(374)

Cash flows from investing activities:
Net cash provided by investing activities	81	679	52	708

Cash flows from financing activities:
Net cash (used in) provided by financing activities	(42)	(328)	508	(878)

Effect of exchange rate changes on cash	5	(23)	3	(21)

Net (decrease) increase in cash and cash equivalents	$(54)	$(237)	$274	$(565)

Operating Activities

Net cash used in operating activities increased $374 million for the year ended December 31, 2013 as compared with the prior year due to emergence related cash outflows and less cash being provided by working capital changes as compared to the prior year, partially offset by earnings improvement.

Investing Activities

Net cash provided by investing activities increased $708 million for the year ended December 31, 2013 as compared with the prior year, primarily due to the increase in proceeds from sales of businesses/assets of $746 million. The sale of the digital imaging patent portfolio contributed approximately $530 million in the current year. The sale of the Personalized Imaging and Document Imaging businesses contributed $290 million to investing activities in the current year. Partially offsetting these increases was the net funding of restricted cash and investment accounts of $41 million.

Financing Activities

Net cash used in financing activities increased $878 million for the year ended December 31, 2013 as compared with the prior year due to the net pay-down of debt in the current year period of approximately $810 million compared with borrowing under the Original Senior DIP Credit Agreement in the prior year. Partially offsetting the increased cash used in financing activities were the proceeds from the Rights Offering of $406 million and $35 million of contingent cash received related to the sale of the Personalized Imaging and Document Imaging businesses in the current year.

Sources of Liquidity

Available liquidity includes cash balances and the unused portion of the ABL Credit Agreement. The ABL Credit Agreement had $49 million of net availability as of December 31, 2013. The amount of available liquidity is subject to fluctuations and includes cash balances held by various entities worldwide. At December 31, 2013 and December 31, 2012, approximately $307 million and $324 million, respectively, of cash and cash equivalents were held within the U.S. and approximately $537 million and $811 million, respectively, of cash and cash equivalents were held outside the U.S. Cash balances held outside of the U.S. are generally required to support local country operations, may have high tax costs, or other limitations that delay the ability to repatriate, and therefore may not be readily available for transfer to other jurisdictions. Additionally, in China, where approximately $254 million of cash and cash equivalents were held as of December 31, 2013, there are limitations related to net asset balances that impact the ability to make cash available to other jurisdictions in the world. Under the terms of the Company’s Credit Agreements, the Company is permitted to invest up to $100 million at any time in subsidiaries that are not party to the loan agreement.

As defined in each of the Company’s Term Credit Agreements, the Company is required to prepay loans with net proceeds from asset sales, recovery events or issuance of indebtedness, subject to, in the case of net proceeds received from asset sales or recovery events, reinvestment rights by the Company in assets used or usable by the business within certain time limits. On an annual basis, starting with the fiscal year ending on December 31, 2014, the Company will prepay on June 30 of the following fiscal year loans in an amount equal to a percentage of Excess Cash Flow (“ECF”) as defined in each of the Term Credit Agreements, provided no such prepayment is required if such prepayment would cause U.S. liquidity (as defined in each of the Term Credit Agreements) to be less than $100 million. Any mandatory prepayments as described above shall be reduced by any mandatory prepayments of the first lien loan.

The Company’s Credit Agreements limit, among other things, the Company’s and its subsidiary guarantors’ ability to (i) incur indebtedness, (ii) incur or create liens, (iii) dispose of assets, (iv) make restricted payments and (v) make investments. Under the Company’s Term Credit Agreements, the Company is required to maintain minimum U.S. Liquidity (as defined therein) through 2014 and starting December 31, 2014, tested on a quarterly basis, Net Secured Leverage (as defined therein) not to exceed specified levels. Under the ABL Credit Agreement, if Excess Availability (as defined therein) is less than 15% of commitments available, the Company would be required to maintain a minimum Fixed Charge Coverage Ratio (as defined therein). Kodak was in compliance with all covenants under the Company’s Term Credit Agreements and the ABL Credit Agreement as of December 31, 2013.

During 2013 and 2012, Kodak made contributions (funded plans) or paid benefits (unfunded plans) of $34 million and $153 million, respectively, relating to its major defined benefit pension and other postretirement benefit plans. The decline in contributions in 2013 from 2012 is primarily due to the discontinuation of U.S. retiree medical, dental, life insurance, and survivor income benefits (other than COBRA continuation coverage or conversion rights as required by the applicable benefit plans or applicable law) in 2013. Kodak estimates contributions and benefit payments relating to its major defined benefit pension and other postretirement benefit plans in 2014 of $26 million.

Cash flows from investing activities included $21 million and $18 million for capital expenditures for the four months ended December 31, 2013 and the eight months ended August 31, 2013, respectively. Kodak expects approximately $50 million of cash flows for investing activities from capital expenditures for the year ended December 31, 2014. Additionally, Kodak intends to utilize a variety of methods to finance customer equipment purchases in the future, including expansion of third party finance programs and internal financing through both leasing and installment loans.

Kodak believes that its liquidity position is adequate to fund its operating and investing needs and to provide the flexibility to respond to further changes in the business environment. See “Item 1A. Risk Factors” for a discussion of potential challenges to liquidity.

Refer to Note 11, “Short-Term Borrowings and Long-Term Debt,” in the Notes to Financial Statements for further discussion of long-term debt, related maturities and interest rates as of December 31, 2013 and December 31, 2012.

Contractual Obligations

The impact that contractual obligations are expected to have on Kodak’s cash flow in future periods is as follows:

		As of December 31, 2013
(in millions)	Total	2014	2015	2016	2017	2018	2019+
Long-term debt (1)	$693	$4	$4	$4	$4	$4	$673
Interest payments on debt	401	65	64	64	64	64	80
Operating lease obligations	95	28	20	15	12	8	12
Purchase obligations (2)	81	61	11	3	2	2	2

Total (3) (4) (5)	$1,270	$158	$99	$86	$82	$78	$767

(1)	Represents the maturity values of Kodak’s long-term debt obligations as of December 31, 2013. Annual amounts represent minimum mandatory principal payments. Starting in 2015 annual prepayments equal to a percentage of excess cash flow, as defined in each of the term credit agreements, may be required. Other prepayments may be required upon the occurrence of certain events. Refer to Note 11, “Short-Term Borrowings and Long-Term Debt,” in the Notes to Financial Statements.
(2)	Purchase obligations include agreements related to raw materials, supplies, production and administrative services, as well as marketing and advertising, that are enforceable and legally binding on Kodak and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty. The terms of these agreements cover the next one to five years.
(3)	Due to uncertainty regarding the completion of tax audits and possible outcomes, an estimate of the timing of payments related to uncertain tax positions and interest cannot be made. See Note 17, “Income Taxes,” in the Notes to Financial Statements for additional information regarding Kodak’s uncertain tax positions.
(4)	Funding requirements for Kodak’s major defined benefit retirement plans and other postretirement benefit plans have not been determined, therefore, they have not been included.
(5)	Because timing of their future cash outflows are uncertain, the other long-term liabilities presented in Note 10, “Other Long-Term Liabilities,” in the Notes to Financial Statements are excluded from this table.

Off-Balance Sheet Arrangements

Kodak guarantees debt and other obligations of certain customers. The debt and other obligations are primarily due to banks and leasing companies in connection with financing of customers’ purchases of equipment and product from Kodak. At December 31, 2013, the maximum potential amount of future payments (undiscounted) that Kodak could be required to make under these customer-related guarantees was $14 million and the carrying amount of the liability related to these customer guarantees was not material.

The customer financing agreements and related guarantees, which mature between 2014 and 2017, typically have a term of 90 days for product and short-term equipment financing arrangements, and up to five years for long-term equipment financing arrangements. These guarantees would require payment from Kodak only in the event of default on payment by the respective debtor. In some cases, particularly for guarantees related to equipment financing, Kodak has collateral or recourse provisions to recover and sell the equipment to reduce any losses that might be incurred in connection with the guarantees. However, any proceeds received from the liquidation of these assets may not cover the maximum potential loss under these guarantees.

EKC also guarantees obligations to third parties for some of its consolidated subsidiaries. The maximum amount guaranteed, and the outstanding amount for those guarantees, is $79 million.

Kodak issues indemnifications in certain instances when it sells businesses and real estate, and in the ordinary course of business with its customers, suppliers, service providers and business partners. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. Historically, costs incurred to settle claims related to these indemnifications have not been material to Kodak’s financial position, results of operations or cash flows. Additionally, the fair value of the indemnifications that Kodak issued during the year ended December 31, 2013 was not material to Kodak’s financial position, results of operations or cash flows.

2012

Cash Flow Activity

	As of December 31,
(in millions)	Predecessor 2012	Predecessor 2011
Cash and cash equivalents	$1,135	$861

(in millions)	Predecessor	Predecessor
	Year Ended December 31, 2012	Year Ended December 31, 2011	Change
Cash flows from operating activities:
Net cash used in operating activities	$(289)	$(1,025)	$736

Cash flows from investing activities:
Net cash provided by investing activities	52	2	50

Cash flows from financing activities:
Net cash provided by financing activities	508	246	262

Effect of exchange rate changes on cash	3	14	(11)

Net increase (decrease) in cash and cash equivalents	$274	$(763)	$1,037

Operating Activities

Net cash used in operating activities decreased $736 million for the year ended December 31, 2012 as compared with the prior year, primarily due to non-payment of pre-petition liabilities. Partially offsetting this improvement was the incremental payment of reorganization and restructuring costs of approximately $195 million in the current year.

Investing Activities

Net cash provided by investing activities increased $50 million for the year ended December 31, 2012 as compared with the prior year, due to decreases in 2012 capital expenditures of $59 million, as well as cash used for a business acquisition in 2011 of $27 million and the funding of a restricted cash account of $22 million in 2011. Partially offsetting these cash improvements was a decrease in proceeds from the sales of businesses/assets of $63 million.

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

Other

Refer to Note 12, “Commitments and Contingencies” in the Notes to Financial Statements for discussion regarding Kodak’s undiscounted liabilities for environmental remediation costs, and other commitments and contingencies including legal matters.

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report on Form 10-K, includes “forward–looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995.

Forward–looking statements include statements concerning the Company’s plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, liquidity, investments, financing needs, business trends, and other information that is not historical information. When used in this document, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “predicts”, “forecasts,” or future or conditional verbs, such as “will,” “should,” “could,” or “may,” and variations of such words or similar expressions are intended to identify forward–looking statements. All forward–looking statements, including, without limitation, management’s examination of historical operating trends and data are based upon the Company’s expectations and various assumptions. Future events or results may differ from those anticipated or expressed in these forward-looking statements. Important factors that could cause actual events or results to differ materially from these forward-looking statements include, among others, the risks and uncertainties described in more detail in this report on Form 10–K under the headings “Business,” “Risk Factors,” and/or “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources,” and those described in filings made by the Company with the U.S. Bankruptcy Court for the Southern District of New York and in other filings the Company makes with the SEC from time to time, as well as the following: the Company’s ability to improve and sustain its operating structure, financial results and profitability; the ability of the Company to achieve cash forecasts, financial projections, and projected growth; our ability to achieve the financial and operational results contained in our business plans; the ability of the Company to discontinue or sell certain non-core businesses or operations; the Company’s ability to comply with the covenants in its credit facilities; our ability to obtain additional financing if and as needed; the potential adverse effects of the concluded Chapter 11 proceedings on the Company’s brand or business prospects; the Company’s ability to fund continued investments, capital needs, restructuring payments and service its debt; changes in foreign currency exchange rates, commodity prices and interest rates; the resolution of claims against the Company; our ability to attract and retain key executives, managers and employees; our ability to maintain product reliability and quality and growth in relevant markets; our ability to effectively anticipate technology trends and develop and market new products, solutions and technologies; and the impact of the global economic environment on the Company. There may be other factors that may cause the Company’s actual results to differ materially from the forward–looking statements. All forward–looking statements attributable to the Company or persons acting on its behalf apply only as of the date of this report on Form 10-K and are expressly qualified in their entirety by the cautionary statements included in this document. The Company undertakes no obligation to update or revise forward–looking statements to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events.

SUMMARY OF OPERATING DATA

A summary of operating data for 2013 and for the four years prior is shown on page 22.

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

Using a sensitivity analysis based on estimated fair value of open foreign currency forward contracts using available forward rates, if the U.S. dollar had been 10% weaker at December 31, 2013 and 2012, the fair value of open forward contracts would have decreased $13 million and $21 million, respectively. Such changes in fair value would be substantially offset by the revaluation or settlement of the underlying positions hedged.

There were no open silver forward contracts as of December 31, 2013 or as of December 31, 2012. Kodak is exposed to interest rate risk primarily through its borrowing activities. Kodak may utilize borrowings to fund its working capital and investment needs. The majority of short-term and long-term borrowings are in variable-rate instruments. There is inherent roll-over risk for borrowings and marketable securities as they mature and are renewed at current market rates. The extent of this risk is not predictable because of the variability of future interest rates and business financing requirements.

Kodak’s borrowings are in variable-rate instruments with an interest rate floor. See Note 11, “Short-term borrowings and long-term debt” in the Notes to Financial Statements. At December 31, 2013, the one-month LIBOR rate was approximately 0.17%. If LIBOR rates were to rise above the 1% and 1.25% floors for the Term Credit Agreements, interest expense would increase approximately $7 million for each 1% of LIBOR above the floor ($693 million debt times 1%). Using a sensitivity analysis based on estimated fair value of short-term and long-term borrowings, if available market interest rates had been 10% (about 187 basis points) lower at December 31, 2012, the fair value of short-term and long-term borrowings would have increased $1 million and $37 million, respectively.

Kodak’s financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments. Kodak manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties. Kodak has procedures to monitor the credit exposure amounts. The maximum credit exposure at December 31, 2013 was not significant to Kodak.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Eastman Kodak Company:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Eastman Kodak Company and its subsidiaries (Successor Company) at December 31, 2013 and the results of their operations and their cash flows for the period from September 1, 2013 to December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) for the period from September 1, 2013 through December 31, 2013 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the United States Bankruptcy Court for the Southern District of New York confirmed the Company’s revised First Amended Joint Chapter 11 Plan of Reorganization of Eastman Kodak Company and its Debtor Affiliates (as revised, the “Plan”) on August 23, 2013. Confirmation of the plan resulted in the discharge of certain claims against the Company that arose before January 19, 2012 and substantially alters rights and interests of equity security holders as provided for in the plan. The plan was substantially consummated on September 3, 2013 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting as of September 1, 2013.

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

March 19, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Eastman Kodak Company:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Eastman Kodak Company and its subsidiaries (Predecessor Company) at December 31, 2012 and the results of their operations and their cash flows for the period from January 1, 2013 to August 31, 2013, and for each of the two years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) for each of the two years in the period ended December 31, 2012 and the period from January 1, 2013 through August 31, 2013 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company filed a petition on January 19, 2012 with the United States Bankruptcy Court for the Southern District of New York for reorganization under the provisions of Chapter 11 of the Bankruptcy Code. The Company’s revised First Amended Joint Chapter 11 Plan of Reorganization of Eastman Kodak Company and its Debtor Affiliates (as revised, the “Plan”) was substantially consummated on September 3, 2013 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting.

/s/ PricewaterhouseCoopers LLP

Rochester, New York

March 19, 2014

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF OPERATIONS

(in millions, except per share data)

	Successor	Predecessor
	Four Months Ended December 31, 2013	Eight Months Ended August 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Net Sales
Products	$664	$1,227	$2,313	$2,959
Services	133	279	454	500
Licensing & royalties	8	36	(48)	126

Total net sales	$805	$1,542	$2,719	$3,585

Cost of sales
Products	$581	$955	$2,039	$2,668
Services	106	219	387	427

Total cost of sales	$687	$1,174	$2,426	$3,095

Gross profit	$118	$368	$293	$490
Selling, general and administrative expenses	114	297	637	859
Research and development costs	33	66	168	195
Restructuring costs and other	17	43	215	108
Other operating expense (income), net	2	(495)	(85)	(56)

(Loss) earnings from continuing operations before interest expense, loss on early extinguishment of debt, net, other income (charges), net, reorganization items, net and income taxes	(48)	457	(642)	(616)
Interest expense	22	106	139	138
Loss on early extinguishment of debt, net	—	8	7	—
Other income (charges), net	12	(13)	21	(3)
Reorganization items, net	16	(2,026)	843	—

(Loss) earnings from continuing operations before income taxes	(74)	2,356	(1,610)	(757)
Provision (benefit) for income taxes	8	155	(273)	(18)

(Loss) earnings from continuing operations	(82)	2,201	(1,337)	(739)
Earnings (loss) from discontinued operations, net of income taxes	4	(135)	(42)	(25)

NET (LOSS) EARNINGS	(78)	2,066	(1,379)	(764)
Less: Net income attributable to noncontrolling interests	3	—	—	—

NET (LOSS) EARNINGS ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$(81)	$2,066	$(1,379)	$(764)

Basic and diluted (loss) earnings per share attributable to Eastman Kodak Company common shareholders:
Continuing operations	$(2.04)	$8.08	$(4.92)	$(2.75)
Discontinued operations	0.10	(0.50)	(0.15)	(0.09)

Total	$(1.94)	$7.58	$(5.07)	$(2.84)

Number of common shares used in basic and diluted (loss) earnings per share	41.7	272.7	271.8	269.1

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) INCOME

(in millions)

	Successor	Predecessor
	Four Months Ended December 31, 2013	Eight Months Ended August 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
NET (LOSS) EARNINGS	$(78)	$2,066	$(1,379)	$(764)
Other comprehensive income (loss), net of tax:
Unrealized gains on available-for-sale securities net of tax of $0 for all periods presented	—	—	—	1
Realized and unrealized gains (losses) from hedging activity, net of tax of $0 for the four months ended December 31, 2013, the eight months ended August 31, 2013 and the year ended December 31, 2011 and $2 for the year ended December 31, 2012	—	—	(1)	5
Reclassification adjustment for hedging—related gains (losses) included in net earnings, net of tax of $0 for the four months ended December 31, 2013, the eight months ended August 31, 2013 and the year ended December 31, 2011 and $2 for the year ended December 31, 2012	—	—	5	(14)
Currency translation adjustments	1	4	(14)	18
Pension and other postretirement benefit plan obligation activity, net of tax of $3, $462, $146 and $71 for the four months ended December 31, 2013, the eight months ended August 31, 2013 and the years ended December 31, 2012 and December 31, 2011, respectively.	98	1,604	60	(541)

Total comprehensive income (loss), net of tax	21	3,674	(1,329)	(1,295)
Less: comprehensive income attributable to noncontrolling interest	(3)	—	—	—

COMPREHENSIVE INCOME (LOSS), NET OF TAX ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$24	$3,674	$(1,329)	$(1,295)

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(in millions)

	Successor	Predecessor
	December 31, 2013	December 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$844	$1,135
Receivables, net	571	611
Inventories, net	358	420
Deferred income taxes	48	75
Assets held for sale	95	578
Other current assets	55	24

Total current assets	1,971	2,843
Property, plant and equipment, net of accumulated depreciation of $67 and $3,754, respectively	684	607
Goodwill	88	132
Intangible assets, net	219	61
Restricted cash	79	56
Deferred income taxes	54	470
Other long-term assets	105	152

TOTAL ASSETS	$3,200	$4,321

LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities
Accounts payable, trade	$281	$355
Short-term borrowings and current portion of long-term debt	4	699
Other current liabilities	562	814
Liabilities held for sale	38	1,781

Total current liabilities	885	3,649
Long-term debt, net of current portion	674	740
Pension and other postretirement liabilities	572	506
Other long-term liabilities	421	395
Liabilities subject to compromise	—	2,708

Total liabilities	2,552	7,998

Commitments and contingencies (Note 12)
Equity (Deficit)
Predecessor common stock, $2.50 par value	—	978
Successor common stock, $0.01 par value	—	—
Additional paid in capital	613	1,105
(Accumulated deficit) retained earnings	(81)	2,600
Accumulated other comprehensive income (loss)	99	(2,616)

	631	2,067
Less: Treasury stock, at cost	(3)	(5,746)

Total Eastman Kodak Company shareholders’ equity (deficit)	628	(3,679)

Noncontrolling interests	20	2

Total equity (deficit)	648	(3,677)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$3,200	$4,321

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF EQUITY (DEFICIT) (in millions, except share data)

	Eastman Kodak Company Shareholders
	Common Stock	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total	Noncontrolling Interests	Total
Equity (deficit) as of December 31, 2010 (Predecessor)	$978	$1,105	$4,969	$(2,135)	$(5,994)	$(1,077)	$2	$(1,075)
Net Loss	—	—	(764)	—	—	(764)	—	(764)
Other comprehensive loss:
Unrealized gains arising from hedging activity ($5 million pre-tax)	—	—	—	5	—	5	—	5
Unrealized gains on available-for-sale securities ($1 million pre-tax)	—	—	—	1	—	1	—	1
Reclassification adjustment for hedging related gains included in net earnings ($14 million pre-tax)	—	—	—	(14)	—	(14)	—	(14)
Currency translation adjustments	—	—	—	18	—	18	—	18
Pension and other postretirement liability adjustments ($612 million pre-tax)	—	—	—	(541)	—	(541)	—	(541)

Total other comprehensive loss	—	—	—	(531)	—	(531)	—	(531)

Stock-based compensation	—	20	—	—	—	20	—	20
Issuance of treasury stock, net (2,326,209 shares) (1)	—	(16)	(127)	—	143	—	—	—
Unvested stock issuances (154,696 shares)	—	(1)	(7)	—	8	—	—	—

Equity (deficit) as of December 31, 2011 (Predecessor)	$978	$1,108	$4,071	$(2,666)	$(5,843)	$(2,352)	$2	$(2,350)

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF EQUITY (DEFICIT) (Continued)

(in millions, except share data)

	Eastman Kodak Company Shareholders
	Common Stock	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total	Noncontrolling Interests	Total
Equity (deficit) as of December 31, 2011 (Predecessor)	$978	$1,108	$4,071	$(2,666)	$(5,843)	$(2,352)	$2	$(2,350)
Net income	—	—	(1,379)	—	—	(1,379)	—	(1,379)
Other comprehensive income:
Unrealized loss arising from hedging activity ($2 million pre-tax)	—	—	—	(1)	—	(1)	—	(1)
Reclassification adjustment for hedging related losses included in net earnings ($0 million pre-tax)	—	—	—	5	—	5	—	5
Currency translation adjustments	—	—	—	(14)	—	(14)	—	(14)
Pension and other postretirement liability adjustments ($206 million pre-tax)	—	—	—	60	—	60	—	60

Total other comprehensive income	—	—	—	50	—	50	—	50

Stock-based compensation	—	2	—	—	—	2	—	2
Issuance of treasury stock, net (994,037 shares) (1)	—	(5)	(92)	—	97	—	—	—

Equity (deficit) as of December 31, 2012 (Predecessor)	$978	$1,105	$2,600	$(2,616)	$(5,746)	$(3,679)	$2	$(3,677)
Net income	—	—	2,066	—	—	2,066	—	2,066
Other comprehensive income:
Currency translation adjustments	—	—	—	4	—	4	—	4
Pension and other postretirement liability adjustments ($2,066 pre-tax)	—	—	—	1,604	—	1,604	—	1,604

Total other comprehensive income	—	—	—	1,608	—	1,608	—	1,608

Stock-based compensation	—	3	—	—	—	3	—	3
Issuance of treasury stock, net (446,501 shares) (1)	—	(3)	(32)	—	35	—	—	—

Equity as of August 31, 2013 (Predecessor)	978	1,105	4,634	(1,008)	(5,711)	(2)	2	—
Investment in variable interest entity	—	—	—	—	—	—	8	8
Cancellation of Predecessor Company equity	(978)	(1,105)	(4,634)	1,008	5,711	2	—	2

Equity as of August 31, 2013 (Predecessor)	$—	$—	$—	$—	$—	$—	$10	$10

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF EQUITY (DEFICIT) (Continued)

(in millions, except share data)

	Eastman Kodak Company Shareholders
	Common Stock (2)	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total	Noncontrolling Interests	Total
Equity as of August 31, 2013 (Predecessor)	$—	$—	$—	$—	$—	$—	$10	$10
Issuance of Successor Company common stock	$—	$613	$—	$—	$—	$613	$—	$613

Equity as of September 1, 2013 (Successor)	—	613	—	—	—	613	10	623

Equity transactions with noncontrolling interest	—	—	—	—	—	—	7	7
Net (loss) income	—	—	(81)	—	—	(81)	3	(78)
Other comprehensive income:
Currency translation adjustments	—	—	—	1	—	1	—	1
Pension and other postretirement liability adjustments ($101 pre-tax)	—	—	—	98	—	98		98
Recognition of equity-based compensation expense	—	1	—	—	—	1	—	1
Purchases of treasury stock, net (152,746 shares) (3)	—	(1)	—	—	(3)	(4)	—	(4)

Equity as of December 31, 2013 (Successor)	$—	$613	$(81)	$99	$(3)	$628	$20	$648

(1)	Includes stock awards issued, offset by shares surrendered for taxes.
(2)	There are 60 million shares of no par value preferred stock authorized, none of which have been issued.
(3)	Represents purchases of common stock and warrants to satisfy tax withholding obligations in connection with the issuance of stock and warrants to employees under the Plan.

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

	Successor	Predecessor
	Four Months Ended December 31, 2013	Eight Months Ended August 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Cash flows from operating activities:
Net (loss) earnings	$(81)	$2,066	$(1,379)	$(764)
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	75	118	245	294
Net gains on sales of businesses/assets	(6)	(407)	(42)	(80)
Loss on early extinguishment of debt	—	8	7	—
Non-cash restructuring costs, asset impairments and other charges	9	81	34	17
Reorganization items:
Non-cash reorganization gain	—	(1,964)	—	—
Payment of claims	—	(94)	—	—
Fresh start adjustments, net	—	(302)	—	—
Other non-cash reorganization items, net	3	119	717	—
(Benefit) provision for deferred income taxes	(2)	448	(20)	14
(Increase) decrease in receivables	(72)	105	319	102
Decrease (increase) in inventories	147	(27)	60	128
Decrease in liabilities excluding borrowings	(166)	(450)	(808)	(903)
Other items, net	(5)	(266)	578	167

Total adjustments	(17)	(2,631)	1,090	(261)

Net cash used in operating activities	(98)	(565)	(289)	(1,025)

Cash flows from investing activities:
Additions to properties	(21)	(18)	(42)	(101)
Proceeds from sales of businesses/assets	9	827	90	153
Use (funding) of restricted cash	93	(134)	—	(22)
Business acquisitions, net of cash acquired	—	—	—	(27)
Marketable securities – sales	—	21	95	83
Marketable securities – purchases	—	(17)	(91)	(84)

Net cash provided by investing activities	81	679	52	2

Cash flows from financing activities:
Proceeds from Emergence credit facilities	—	664	—	—
Proceeds from Senior and Junior DIP Credit Agreements	—	450	686	—
Proceeds from other borrowings	—	—	—	412
Repayment of term loans under Original Senior DIP Credit Agreement	—	(664)	(36)	—
Repayment of term loans under Junior DIP Credit Agreement	—	(844)	—	—
Repayment of emergence credit facilities	(2)	—	—	—
Repayment of other borrowings	(40)	(375)	(142)	(160)
Proceeds from Rights Offerings	—	406	—	—
Contingent consideration received with sale of business	—	35	—	—
Reorganization items	—	—	(41)	—
Debt issuance costs		—	—	(6)
Proceeds from sale and leaseback transaction	—	—	41	—

Net cash (used in) provided by financing activities	(42)	(328)	508	246

Effect of exchange rate changes on cash	5	(23)	3	14

Net (decrease) increase in cash and cash equivalents	(54)	(237)	274	(763)
Cash and cash equivalents, beginning of period	898	1,135	861	1,624

Cash and cash equivalents, end of period	$844	$898	$1,135	$861

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

SUPPLEMENTAL CASH FLOW INFORMATION

(in millions)	Successor	Predecessor
	Four Months Ended December 31, 2013	Eight Months Ended August 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Cash paid for interest and income taxes was:
Interest, net of portion capitalized of $0 as of December 31, 2013 and August 31, 2013, and $1 as of December 31, 2012 and 2011	$22	$179	$63	$126
Income taxes (net of refunds)	18	34	(13)	67
The following non-cash items are not reflected in the Consolidated Statement of Cash Flows:
Pension and other postretirement benefits liability adjustments	$(98)	$(1,329)	$355	$622
Liabilities assumed in acquisitions	—	—	—	9

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY

NOTES TO FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

On January 19, 2012 (the “Petition Date”), Eastman Kodak Company (“EKC” or the “Company”) and its U.S. subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief (the “Bankruptcy Filing”) under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The cases (the “Chapter 11 Cases”) were jointly administered as Case No. 12-10202 (ALG) under the caption “In re Eastman Kodak Company.” The Debtors operated their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of chapter 11 of the Bankruptcy Code and the orders of the Bankruptcy Court until their emergence from bankruptcy. The Company’s foreign subsidiaries (collectively, the “Non-Filing Entities”) were not part of the Chapter 11 Cases, and continued to operate in the ordinary course of business.

Upon emergence from bankruptcy on September 3, 2013, Kodak adopted fresh-start accounting which resulted in Kodak’s becoming a new entity for financial reporting purposes. Kodak applied fresh start accounting as of September 1, 2013. As a result of the application of fresh start accounting and the effects of the implementation of the plan of reorganization, the financial statements on or after September 1, 2013 are not comparable with the financial statements prior to that date. Refer to Note 3, “Fresh Start Accounting” for additional information.

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

The accompanying consolidated financial statements have been prepared assuming that Kodak will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. During the chapter 11 proceedings, Kodak’s ability to continue as a going concern was contingent upon its ability to comply with the financial and other covenants contained in its debtor-in-possession credit agreements, the Bankruptcy Court’s approval of the Debtors’ plan of reorganization and Kodak’s ability to successfully implement the plan of reorganization, among other factors. As a result of the execution of the plan of reorganization there is no longer substantial doubt about Kodak’s ability to continue as a going concern.

References to “Successor” or “Successor Company” relate to Kodak on and subsequent to September 1, 2013. References to “Predecessor” or “Predecessor Company” refer to Kodak prior to September 1, 2013.

Certain amounts for prior periods have been reclassified to conform to the current period classification due to the presentation of discontinued operations, assets held for sale, to reflect workers compensation obligations gross of recoveries, and for a change in the segment measure of profitability. Refer to Note 25, “Segment Information” and Note 26, “Discontinued Operations” for additional information.

ACCOUNTING PRINCIPLES

The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The following is a description of the significant accounting policies of Kodak.

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of EKC and all companies directly or indirectly controlled by EKC, either through majority ownership or otherwise (collectively “Kodak”). Kodak consolidates variable interest entities if Kodak has a controlling financial interest and is determined to be the primary beneficiary of the entity. Kodak accounts for investments in companies over which it has the ability to exercise significant influence, but does not hold a controlling interest, under the equity method of accounting, and records its proportionate share of income or losses in Other income (charges), net in the accompanying Consolidated Statements of Operations. Kodak accounts for investments in companies over which it does not have the ability to exercise significant influence under the cost method of accounting. These investments are carried at cost and are adjusted only for other-than-temporary declines in fair value. Kodak has eliminated all significant intercompany accounts and transactions, and net earnings are reduced by the portion of the net earnings of subsidiaries applicable to non-controlling interests.

Effective August 31, 2013, Kodak sold certain utilities and related facilities and entered into utilities supply and servicing arrangements with RED-Rochester, LLC (“RED”), a variable interest entity (“VIE”). Kodak determined that it was the primary beneficiary of the VIE. Therefore, Kodak consolidates RED’s assets, liabilities and results of operations. Consolidated assets and liabilities of RED are $85 million and $3 million, respectively, as of December 31, 2013. RED’s equity in those net assets as of December 31, 2013 is $18 million. The results of operations and cash flows of RED are immaterial to Kodak. RED’s results of operations are reflected in net income attributable to noncontrolling interest in the accompanying Consolidated Statement of Operations.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at year end, and the reported amounts of revenues and expenses during the reporting periods presented. Actual results could differ from these estimates.

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

For certain other subsidiaries and branches outside the U.S., operations are conducted primarily in U.S. dollars, which is therefore the functional currency. Monetary assets and liabilities of these foreign subsidiaries and branches, which are recorded in local currency, are remeasured at year-end exchange rates, while the related revenue, expense, and gain and loss accounts, which are recorded in local currency, are remeasured at average exchange rates. Non-monetary assets and liabilities, and the related revenue, expense, and gain and loss accounts, are remeasured at historical rates. Adjustments that result from the remeasurement of the assets and liabilities of these subsidiaries are included in Net (loss) earnings in the accompanying Consolidated Statement of Operations.

The effects of foreign currency transactions, including related hedging activities, are included in Other income (charges), net, in the accompanying Consolidated Statement of Operations.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject Kodak to significant concentrations of credit risk consist principally of cash and cash equivalents, receivables, and derivative instruments. Kodak places its cash and cash equivalents with high-quality financial institutions and limits the amount of credit exposure to any one institution. With respect to receivables, such receivables arise from sales to numerous customers in a variety of industries, markets, and geographies around the world. Receivables arising from these sales are generally not collateralized. Kodak performs ongoing credit evaluations of its customers’ financial conditions, and maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management’s expectations. Counterparties to the derivative instrument contracts are major financial institutions. Kodak has not experienced non-performance by any of its derivative instruments counterparties.

DERIVATIVE FINANCIAL INSTRUMENTS

All derivative instruments are recognized as either assets or liabilities and are measured at fair value. Kodak does not use derivatives for trading or other speculative purposes. See Note 14, “Financial Instruments.”

CASH EQUIVALENTS

All highly liquid investments with a remaining maturity of three months or less at date of purchase are considered to be cash equivalents.

INVENTORIES

Inventories are stated at the lower of cost or market with the exception of inventory that was on hand as of the application of fresh start accounting. The cost of all of Kodak’s inventories is determined by either the “first in, first out” (“FIFO”) or average cost method, which approximates current cost. Kodak provides inventory reserves for excess, obsolete or slow-moving inventory based on changes in customer demand, technology developments or other economic factors. In connection with fresh start accounting, Kodak adjusted the net book value of inventories to their estimated fair value as of September 1, 2013. Refer to Note 3, “Fresh Start Accounting.”

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at cost, net of accumulated depreciation with the exception of property, plant and equipment owned as of the application of fresh start accounting. Kodak capitalizes additions and improvements while maintenance and repairs are charged to expense as incurred. Upon sale or other disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount, less proceeds from disposal, is charged or credited to net (loss) earnings. In connection with fresh start accounting, property, plant and equipment were adjusted to their estimated fair value and depreciable lives were revised as of September 1, 2013. Refer to Note 3, “Fresh Start Accounting.”

Kodak calculates depreciation expense using the straight-line method over the assets’ estimated useful lives, which are as follows:

	Successor	As of
	Company	September 1, 2013
Buildings and building improvements	5-40	1-38
Land improvements	20	1-20
Leasehold improvements	3-20	1-10
Equipment	3-15	1-20
Tooling	1-3	1-3
Furniture and fixtures	5-10	1-10

Kodak depreciates leasehold improvements over the shorter of the lease term or the asset’s estimated useful life.

GOODWILL

Goodwill reported in the Successor period represents the reorganizational value of assets in excess of amounts allocated to identified tangible and intangible assets. Goodwill reported in the Predecessor period represents the excess of purchase price of an acquisition over the fair value of net assets acquired. Goodwill is not amortized, but is required to be assessed for impairment at least annually. Kodak has historically performed its annual goodwill impairment assessment as of September 30. Upon application of fresh start accounting, Kodak elected October 1 as the annual goodwill impairment assessment date and will perform additional impairment tests when events or changes in circumstances occur that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

Kodak tests goodwill for impairment at a level of reporting referred to as a reporting unit. A reporting unit is defined as an operating segment or one level below an operating segment (referred to as a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. When two or more components of an operating segment have similar economic characteristics, the components are aggregated and deemed a single reporting unit. An operating segment is deemed to be a reporting unit if all of its components are similar, if none of its components is a reporting unit, or if the segment comprises only a single component.

Kodak estimates the fair value of its reporting units using the guideline public company method and discounted cash flow method. When testing goodwill for impairment, Kodak may assess qualitative factors for some or all of its reporting units to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. If Kodak determines based on this qualitative test of impairment that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, or elects to bypass the qualitative assessment for some or all of its reporting units, then a two-step goodwill impairment test is performed to test for a potential impairment of goodwill (step 1) and if potential losses are identified, to measure the impairment loss (step 2). Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. Refer to Note 3, “Fresh Start Accounting” and Note 8, “Goodwill and Other Intangible Assets.”

REVENUE

Kodak’s revenue transactions include sales of products (such as components and consumables for use in Kodak and other manufacturers’ equipment and film based products); equipment; software; services; integrated solutions; and intellectual property licensing. Kodak recognizes revenue when realized or realizable and earned, which is when the following criteria are met: (1)

persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the sales price is fixed or determinable; and (4) collectability is reasonably assured. If Kodak determines that collection of a fee is not reasonably assured, the fee is deferred and revenue is recognized at the time collection becomes reasonably assured, which is generally upon receipt of payment. At the time revenue is recognized, Kodak provides for the estimated costs of customer incentive programs, warranties and estimated returns and reduces revenue accordingly. For those incentives that require the estimation of sales volumes or redemption rates, such as for volume rebates, Kodak uses historical experience and internal and customer data to estimate the sales incentive at the time revenue is recognized. Kodak accrues the estimated cost of post-sale obligations, including basic product warranties, based on historical experience at the time Kodak recognizes revenue.

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

Revenue from the sale of software licenses is recognized when (1) Kodak enters into a legally binding arrangement with a customer for the license of software; (2) Kodak delivers the software; (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties; and (4) collection from the customer is probable. Software maintenance and support revenue is recognized ratably over the term of the related maintenance contract.

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

Kodak’s transactions may involve the sale of equipment, software, and related services under multiple element arrangements. Kodak allocates revenue at the inception of an arrangement to the various elements based on available vendor specific objective evidence (“VSOE”), third-party evidence (“TPE”), or best estimated selling price (“BESP”) on the basis of the relative selling price. When applying the relative selling price method, the selling price for each deliverable is based on its VSOE if available, TPE if VSOE is not available, or BESP if neither VSOE nor TPE is available. Kodak establishes VSOE of selling price using the price charged for a deliverable when sold separately. TPE of selling price is established by evaluating largely similar and interchangeable competitor products or services in standalone sales to similarly situated customers. The BESP is established by considering internal factors such as margin objectives, pricing practices and controls, customer segment pricing strategies and the product life cycle. Consideration is also given to geographies, market conditions such as competitor pricing strategies and industry technology life cycles. Revenue allocated to an individual element is recognized when all revenue recognition criteria are met for that element. Kodak limits the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services, future performance obligations or subject to customer-specified return or refund privileges.

Kodak evaluates each deliverable in an arrangement to determine whether they represent separate units of accounting. A deliverable constitutes a separate unit of accounting when it has stand-alone value to the customer, and if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in Kodak’s control. If these criteria are not met, the arrangement is accounted for as one unit of accounting and the recognition of revenue occurs upon delivery/completion or ratably as a single unit of accounting over the contractual service period.

Most of Kodak’s equipment has both software and non-software components that function together to deliver the equipment’s essential functionality and therefore they are accounted for together as non-software deliverables. Non-essential software sold in connection with Kodak’s equipment sales is accounted for as separate deliverables or elements. In most cases, these software products sold as part of a multiple element arrangement include software maintenance agreements as well as unspecified upgrades or enhancements on a when-and-if-available basis. In multiple element arrangements where non-essential software deliverables are included, revenue is allocated to non-software and to software deliverables each as a group based on relative selling prices of each of the deliverables in the arrangement. The software deliverables are subject to software accounting whereby revenue is allocated based on relative VSOE or based on the residual method when VSOE exists for all undelivered software elements such as post-contract support. Revenue allocated to the software deliverables is deferred and amortized over the contract period if VSOE does not exist for post-contract support or at the completion of the contract for non-post-contract support undelivered elements such as specified up-grade rights. Revenue allocated to software licenses is recognized when all revenue recognition criteria have been met. Revenue generated from maintenance and unspecified upgrades or updates on a when-and-if-available basis is recognized over the contract period.

RESEARCH AND DEVELOPMENT COSTS

Research and development (“R&D”) costs, which include costs incurred in connection with new product development, fundamental and exploratory research, process improvement, product use technology and product accreditation, are expensed in the period in which they are incurred. The acquisition-date fair value of R&D assets acquired in a business combination is capitalized. In connection with fresh start accounting, Kodak capitalized the estimated fair value of certain in-process research and development projects. Refer to Note 3, “Fresh Start Accounting” and Note 8, “Goodwill and Other Intangible Assets.”

ADVERTISING

Advertising costs are expensed as incurred and are included in Selling, general and administrative expenses in the accompanying Consolidated Statement of Operations. Advertising expenses amounted to $6 million and $14 million for the four months ended December 31, 2013 and the eight months ended August 31, 2013 respectively and $66 million and $135 million for the years ended December 31, 2012 and 2011, respectively.

SHIPPING AND HANDLING COSTS

Amounts charged to customers and costs incurred by Kodak related to shipping and handling are included in net sales and cost of sales, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS

Kodak reviews the carrying values of its long-lived assets, other than goodwill and intangible assets with indefinite useful lives, for impairment whenever events or changes in circumstances indicate that the carrying values may not be recoverable. In connection with fresh start accounting, the carrying values of long-lived assets were adjusted to estimated fair value as of September 1, 2013 and Kodak revised its estimates of the remaining useful lives of all long-lived assets. Refer to Note 3, “Fresh Start Accounting.”

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

In conjunction with fresh start accounting, Kodak recorded a $54 million indefinite-lived intangible asset related to the Kodak trade name. The carrying value of the Kodak trade name is evaluated for potential impairment annually or whenever events or changes in circumstances indicate that it is more likely than not that the asset is impaired. Kodak elected October 1 as the annual impairment assessment date. During the fourth quarter of 2013, Kodak recorded a pre-tax impairment charge of $8 million related to the Kodak trade name. Refer to Note 8, “Goodwill and Other Intangible Assets.”

INCOME TAXES

Kodak recognizes deferred tax liabilities and assets for the expected future tax consequences of operating losses, credit carry-forwards and temporary differences between the carrying amounts and tax basis of Kodak’s assets and liabilities. Kodak records a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized. For discussion of the amounts and components of the valuation allowances as of December 31, 2013 and 2012, see Note 17, “Income Taxes.”

The undistributed earnings of Kodak’s foreign subsidiaries are not considered permanently reinvested. Kodak has recognized a deferred tax liability (net of related foreign tax credits) on the foreign subsidiaries’ undistributed earnings.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU No. 2013-11 provides that a liability related to an unrecognized tax benefit would be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In that case, the liability associated with the unrecognized tax benefit is presented in the financial statements as a reduction to the related deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. In situations in which a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the tax law of the jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit will be presented in the financial statements as a liability and will not be combined with deferred tax assets. The adoption of this guidance did not have an impact on Kodak’s Consolidated Financial Statements.

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU No. 2013-02 requires presentation of reclassification adjustments from each component of Accumulated other comprehensive income either in a single note or parenthetically on the face of the financial statements, for those amounts required to be reclassified into net income in their entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety in the same reporting period, cross-reference to other disclosures is required. The changes to the Accounting Standards Codification (“ASC”) as a result of this update were effective prospectively for interim and annual periods beginning after December 15, 2012 (January 1, 2013 for Kodak). The adoption of this guidance required changes in presentation only and did not have an impact on Kodak’s Consolidated Financial Statements.

In July 2012, the FASB issued ASU No. 2012-02, “Intangibles-Goodwill and Other (ASC Topic 350) – Testing Indefinite-Lived Intangible Assets for Impairment.” ASU No. 2012-02 amends the impairment test for indefinite-lived intangible assets by allowing companies to first assess the qualitative factors to determine if it is more likely than not that an indefinite-lived intangible asset might be impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. The changes to the ASC as a result of this update were effective prospectively for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 (January 1, 2013 for Kodak). The adoption of this guidance did not impact Kodak’s Consolidated Financial Statements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 2013, the FASB issued ASU No. 2013-05, “Foreign Currency Matters (Topic 830)—Parent’s Accounting for the Cumulative Translation Adjustment upon De-recognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” ASU No. 2013-05 specifies that a cumulative translation adjustment (“CTA”) should be released into earnings when an entity ceases to have a controlling financial interest in a subsidiary or group of assets within a consolidated foreign entity and the sale or transfer results in the complete or substantially complete liquidation of the foreign entity. For sales of an equity method investment that is a foreign entity, a pro-rata portion of CTA attributable to the investment would be recognized in earnings upon sale of the investment. When an entity sells either a part or all of its investment in a consolidated foreign entity, CTA would be recognized in earnings only if the sale results in the parent no longer having a controlling financial interest in the foreign entity. The changes in the ASC are effective prospectively for annual and interim periods beginning after December 15, 2013 (January 1, 2014 for Kodak). Kodak does not expect the adoption of the guidance will have a material impact on its Consolidated Financial Statements.

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

A portion of the shares issued in the rights offerings are restricted securities for purposes of Rule 144 under the Securities Act of 1933 and may not be offered, sold or otherwise transferred absent registration under the Securities Act of 1933 or an applicable exemption from registration requirements. The shares issued to participants in the rights offerings were issued in reliance upon the exemption from registration under the Securities Act of 1933 provided by Regulation D thereunder and/or Section 4(a)(2) thereof; or under Section 1145 of the Bankruptcy Code as securities of a debtor issued principally in exchange for claims against a debtor and partly in exchange for cash pursuant to a plan of reorganization.

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

EASTMAN BUSINESS PARK SETTLEMENT AGREEMENT

On June 17, 2013 the Company, the New York State Department of Environmental Conservation and the New York State Urban Development Corporation, d/b/a Empire State Development entered into a settlement agreement, subsequently amended on August 6, 2013 (the “Amended EBP Settlement Agreement”), which resolves certain of the Company’s historical environmental liabilities at Eastman Business Park (“EBP”) through the establishment of a $49 million environmental remediation trust (the “EBP Trust”). Upon implementation of the Amended EBP Settlement Agreement , (i) the EBP Trust will be responsible for investigation and remediation at EBP arising from the Company’s historical environmental liabilities in existence prior to the effective date of the EBP Settlement, (ii) the Company will fund the EBP Trust with a $49 million payment and transfer of certain equipment and fixtures used for remediation at EBP, and (iii) in the event the historical liabilities exceed $99 million, the Company will become liable for 50% of the portion above $99 million.

Approximately $31 million was already held in a separate trust to support the environmental liabilities related to EBP and is recorded within Restricted cash in Kodak’s Consolidated Statement of Financial Position. An escrow account of $18 million was established on the Effective Date for the balance of the EBP Trust obligation and is reported within Other current assets in Kodak’s Consolidated Statement of Financial Position. The Amended EBP Settlement Agreement is not yet effective and is subject to the satisfaction or waiver of certain conditions including Bankruptcy Court approval of a covenant not to sue from the U.S. Environmental Protection Agency with respect to liabilities that are addressed in the Amended EBP Settlement Agreement. The deadline for implementation of the Amended EBP Settlement Agreement is May 15, 2014.

OTHER POSTEMPLOYMENT BENEFITS

On November 7, 2012, the Bankruptcy Court entered an order approving a settlement agreement between the Debtors and the Official Committee of Retired Employees appointed by the U.S. Trustee under the chapter 11 proceedings (the “Retiree Committee”). Under the settlement agreement, the Debtors no longer provide retiree medical, dental, life insurance and survivor income benefits to current and future retirees after December 31, 2012 (other than COBRA continuation coverage of medical and/or dental benefits or conversion coverage as required by applicable benefit plans or applicable law), and the Retiree Committee established a trust from which some limited benefits for some retirees may be provided after December 31, 2012. The trust or related account was funded by the following contributions from the Debtors: $7.5 million in cash paid by the Company in the fourth quarter of 2012, an administrative claim against the Debtors in the amount of $15 million that was paid on the Effective Date, and a general unsecured claim against the Debtors in the amount of $635 million that was discharged upon emergence from chapter 11 pursuant to the terms of the Plan.

RETIREES’ SETTLEMENT

The Debtors’ estimated allowed claims for pre-petition obligations for the Kodak Excess Retirement Income Plan (the “KERIP”), the Kodak Unfunded Retirement Income Plan (the “KURIP”), the Kodak Company Global Pension Plan for International Employees, and individual letter agreements with certain current and former employees that provided for supplemental non-qualified pension benefits were reported as Liabilities subject to compromise in the accompanying Consolidated Statement of Financial Position.

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

NOTE 3: FRESH START ACCOUNTING

In connection with the Company’s emergence from chapter 11, Kodak applied the provisions of fresh start accounting to its financial statements as (i) the holders of existing voting shares of the Predecessor Company received less than 50% of the voting shares of the emerging entity and (ii) the reorganization value of Kodak’s assets immediately prior to confirmation was less than the post-petition liabilities and allowed claims. Kodak applied fresh start accounting as of September 1, 2013.

Upon the application of fresh start accounting, Kodak allocated the reorganization value to its individual assets based on their estimated fair values. Reorganization value represents the fair value of the Successor Company’s assets before considering liabilities. The excess reorganization value over the fair value of identified tangible and intangible assets is reported as goodwill.

Reorganization Value

In support of the Plan, the enterprise value of the Successor Company was estimated to be in the range of $875 million to $1.4 billion. As part of determining the reorganization value, Kodak estimated the enterprise value of the Successor Company to be $1 billion utilizing the guideline public company method and discounted cash flow method.

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

The fair value of pension and other post retirement obligations was determined based on a discounted cash flow method of expected cash contributions/benefit payments for the period of September 1, 2013 to December 31, 2099. The expected cash contributions were discounted to present value using a discount rate of 3.5%.

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

(in millions)	Predecessor Company (a)	Reorganization Adjustments		Fresh Start Adjustments		Successor Company
ASSETS
Current Assets
Cash and cash equivalents	$1,070	$(172	)(1)	$—		$898
Restricted cash	24	98	(2)	—		122
Receivables, net	492	—		—		492
Inventories, net	435	—		67	(21)	502
Assets held for sale	109	—		8	(22)	117
Other current assets	77	8	(3)	(42	)(23)	42
		(1	)(4)

Total current assets	2,207	(67)		33		2,173
Property, plant & equipment, net	507	—		220	(24)	727
Goodwill	56	—		32	(25)	88
Intangible assets, net	43	—		192	(26)	235
Deferred income taxes	22	(21	)(3)	55	(23)	56
Other long-term assets	202	15	(5)	(26	)(27)	184
		8	(6)	(8	)(28)
		(8	)(7)	1	(29)

TOTAL ASSETS	$3,037	$(73)		$499		$3,463

LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities
Accounts payable, trade	$317	$6	(8)	$—		$339
		3	(9)
		13	(10)
Short-term borrowings and current portion of long-term debt	681	(641	)(11)	—		44
		4	(12)
Other current liabilities	600	(17	)(13)	(8	)(30)	586
		(13	)(3)	(14	)(29)
		38	(14)
Liabilities held for sale	45	—		(3	)(22)	42

Total current liabilities	1,643	(607)		(25)		1,011
Long-term debt, net of current portion	370	(370	)(15)	11	(31)	676
		665	(16)
Pension and other postretirement liabilities	411	156	(17)	178	(29)	745
Other long-term liabilities	318	61	(17)	82	(23)	408
				(53	)(32)
Liabilities subject to compromise	2,475	(2,475	)(17)	—		—

Total liabilities	5,217	(2,570)		193		2,840

Equity (Deficit)
Common stock (Successor)	—	—	(18)	—		—
Additional paid in capital (Successor)	—	540	(18)	73	(33)	613
Common stock (Predecessor)	978	(978	)(19)	—		—
Additional paid in capital (Predecessor)	1,105	(1,105	)(19)	—		—
Retained earnings (deficit)	2,446	(1,671	)(20)	(775	)(34)	—
Accumulated other comprehensive loss	(1,008)	—		1,008	(34)	—

	3,521	(3,214)		306		613
Less: Treasury stock (Predecessor)	(5,711)	5,711	(19)	—		—

Total Eastman Kodak Company shareholders’ (deficit) equity	(2,190)	2,497		306		613
Noncontrolling interests	10	—		—		10

Total equity (deficit)	(2,180)	2,497		306		623

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$3,037	$(73)		$499		$3,463

(a)	On the Effective Date, Kodak completed the sale of substantially all of its assets constituting the Personalized Imaging and Document Imaging businesses to KPP Holdco Limited. This transaction has been reflected in the Predecessor Company period. Refer to Note 26, “Discontinued Operations” for additional information.

Reorganization adjustments

1.	Reflects the net cash payments recorded as of the Effective Date from implementation of the Plan:

(in millions)
Sources:
Net proceeds from Emergence Credit Facilities	$664
Proceeds from Rights Offerings	406

Total sources		$1,070
Uses:
Repayment of Junior DIP Term Loans	$644
Repayment of Second Lien Notes	375
Claims paid at emergence	94
Funding of escrow accounts	113
Other fees and expenses	16

Total uses		1,242

Net uses		$(172)

Other fees and expenses represent $7 million payment for accrued and unpaid interest related to the repayment of debt and $9 million payment for emergence and success fees, which is included in Reorganization items, net in the Consolidated Statement of Operations.

2.	Reflects the funding of $80 million to the professional fee escrow account for professional fees accrued at emergence and $18 million related to the EBP Settlement Agreement. Refer to Note 2, “Emergence from Voluntary Reorganization under Chapter 11 Proceedings” for additional information regarding the EBP Settlement Agreement.

3.	Reflects the expiration of tax attributes, which was fully offset by a corresponding decrease in Kodak’s U.S. valuation allowance, as a result of the Debtors’ emergence from chapter 11 bankruptcy proceedings. Refer to Note 17, “Income Taxes” for additional information.

4.	Represents the write-off of unamortized debt issuance costs of $1 million related to the Junior DIP Credit Agreement upon repayment in full of all outstanding term loans on the Effective Date. This amount has been included in Reorganization items, net in the Consolidated Statement of Operations.

5.	Represents the funding of $15 million in cash collateralization for letters of credit under the ABL Credit Facility.

6.	Represents $8 million of debt issuance costs incurred related to the Emergence Credit Facilities.

7.	Represents the write-off of $5 million of deferred debt issuance costs upon repayment in full of all loans outstanding under the 9.75% senior secured notes due 2018 and 10.625% senior secured notes due 2019 and the write-off of $3 million of deferred equity issuance costs. These amounts have been included in Reorganization items, net in the Consolidated Statement of Operations.

8.	Represents $6 million in claims expected to be satisfied in cash that were reclassified from Liabilities subject to compromise.

9.	Represents $3 million of accrued expenses related to the Emergence Credit Facilities that have been deferred and recorded as part of Other Current assets.

10.	Represents $13 million in success fees accrued upon emergence that have been included in Reorganization items, net in the Consolidated Statement of Operations.

11.	On the Effective Date, the Company repaid in full all term loans outstanding under the Junior DIP Credit Agreement for an aggregate remaining principal amount of approximately $644 million offset by $3 million of unamortized debt discount that was written off upon repayment of the debt and is included in Reorganization items, net in the Consolidated Statement of Operations.

12.	Represents $4 million of principal amount recorded as short-term borrowings pursuant to the terms of the Emergence Credit Facility.

13.	On the Effective Date, the Company paid $7 million of accrued and unpaid interest related to the repayment of debt and $10 million in administrative claims that was included within Other current liabilities.

14.	Represents $29 million in claims expected to be settled in cash and $9 million of liabilities that have been retained by Kodak in accordance with the Plan that have been reclassified from Liabilities subject to compromise.

15.	On the Effective Date, the Company repaid in full all loans outstanding under the 9.75% senior secured notes due 2018 and 10.625% senior secured notes due 2019 for an aggregate principal amount of approximately $375 million offset by $5 million of unamortized debt discount that was written off upon repayment of the debt and is included in Reorganization items, net in the Consolidated Statement of Operations.

16.	Upon issuance of the Term Loans under the Emergence Credit Facility, the Company received net proceeds of approximately $669 million, of which $4 million of the principal amount of the loans are recorded as short-term borrowings pursuant to the terms of the Emergence Credit Facility.

17.	Liabilities subject to compromise were settled as follows in accordance with the Plan:

(in millions)
Liabilities subject to compromise of the Predecessor Company (LSTC)		$2,475
Cash payments at emergence from LSTC		(84)
Claims expected to be satisfied in cash		(35)
Liabilities reinstated at emergence:
Pension and other postretirement liabilities	(156)
Environmental obligations	(61)
Other current liabilities	(9)

Total liabilities reinstated at emergence		(226)
Fair value of equity issued to unsecured creditors		(85)
Fair value of warrants issued to unsecured creditors		(24)

Gain on settlement of liabilities subject to compromise		$2,021

Refer to explanation #18 for the determination of fair value for equity issued to unsecured creditors.

18.	Reflects the issuance of 34 million shares of common stock at a per share price of $11.94 in connection with the Rights Offering, 6 million shares of common stock issued to the holders of general unsecured and retiree committee unsecured claims valued at $14.11 per share, 1.7 million shares of common stock valued at $14.11 per share issued to the Backstop Parties in connection with the Backstop Commitment Agreement, 0.1 million shares of common stock issued under Kodak’s 2013 Omnibus Incentive Plan on the Effective Date, and issuance of warrants valued at $24 million.

19.	Reflects the cancellation of Predecessor Company equity to retained earnings.

20.	Reflects the cumulative impact of the reorganization adjustments discussed above:

(in millions)
Gain on settlement of liabilities subject to compromise	$2,021
Fair value of shares issued to Backstop Parties and employees	(25)
Write-off of unamortized debt discounts and debt issuance costs	(14)
Success fees accrued at emergence	(13)
Emergence and success fees paid at emergence	(9)
Write-off of deferred equity issuance costs	(3)

Net gain on reoganization adjustments	1,957
Cancellation of Predecessor Company equity	(3,628)

Net impact to Retained earnings (deficit)	$(1,671)

The net gain on reorganization adjustments has been included in Reorganization items, net in the Consolidated Statement of Operations.

Fresh Start adjustments

21.	An adjustment of $67 million was recorded to increase the net book value of inventories to their estimated fair value, which was determined as follows:

•	Fair value of finished goods inventory were determined based on the estimated selling price less costs to sell including disposal and holding period costs, and a reasonable profit margin on the selling and disposal effort.

•	Fair value of work-in-process was determined based on the estimated selling price once completed less total costs to complete the manufacturing effort, costs to sell including disposal and holding period costs, and a reasonable profit on the remaining manufacturing, selling and disposal effort.

•	Fair value of raw materials was determined based on current replacement costs.

The following table summarizes the components of inventory as of August 31, 2013, and the fair value at September 1, 2013:

	Successor	Predecessor
(in millions)	As of September 1, 2013	As of August 31, 2013
Finished goods	$280	$235
Work in process	120	99
Raw materials	102	101

Total	$502	$435

22.	Represents fair value adjustment to the assets and liabilities of the Company’s Personalized Imaging and Document Imaging businesses in delayed close countries.

23.	Represents the net decrease in tax assets and tax liabilities associated with adjustments for fresh start accounting.

24.	An adjustment of $220 million was recorded to increase the net book value of property, plant and equipment to estimated fair value. Fair value was determined as follows:

•	The market, sales comparison or trended cost approach was utilized for land, buildings and building improvements. This approach relies upon recent sales, offerings of similar assets or a specific inflationary adjustment to original purchase price to arrive at a probable selling price.

•	The cost approach was utilized for machinery and equipment. This approach considers the amount required to construct or purchase a new asset of equal utility at current prices, with adjustments in value for physical deterioration, and functional and economic obsolescence. Physical deterioration is an adjustment made in the cost approach to reflect the real operating age of an asset with regard to wear and tear, decay and deterioration that is not prevented by maintenance. Functional obsolescence is the loss in value or usefulness of an asset caused by inefficiencies or inadequacies of the asset, as compared to a more efficient or less costly replacement asset with newer technology. Economic obsolescence is the loss in value or usefulness of an asset due to factors external to the asset, such as the economics of the industry, reduced demand, increased competition or similar factors.

The following table summarizes the components of property, plant and equipment, net as of August 31, 2013, and the fair value at September 1, 2013:

	Successor	Predecessor
(in millions)	As of September 1, 2013	As of August 31, 2013
Land	$114	$35
Buildings and building improvements	180	189
Machinery and equipment	402	252
Construction in progress	31	31

Total	$727	$507

For property, plant and equipment owned at September 1, 2013, the depreciable lives were revised to reflect the remaining estimated useful lives. Refer to Note 1, “Basis of Presentation and Significant Accounting Policies” for additional information.

25.	This adjustment eliminated the Predecessor goodwill balance of $56 million and records Successor goodwill of $88 million, which represents the reorganizational value of assets in excess of amounts allocated to identified tangible and intangible assets, as follows:

Successor
(in millions)	As of September 1, 2013
Reorganization value of Successor assets	$3,463
Less: Fair value of Successor assets (excluding goodwill)	3,375

Reorganization value of Successor assets in excess of fair value—Successor goodwill	$88

Refer to Note 8, “Goodwill and Other Intangible Assets” for Successor goodwill by reportable segment.

26.	The net adjustment of $192 million reflects the write-off of existing intangibles of $43 million and an adjustment of $235 million to record the fair value of intangibles, determined as follows:

a.	Trade names of $54 million were valued using the income approach, specifically the relief from royalty method based on the following significant assumptions:

i.	Forecasted revenues attributable to the trade names ranging from September 1, 2013 to December 31, 2023, including a terminal year with growth rates ranging from 0% to 3%;

ii.	Royalty rates ranging from .5% to 1% of expected net sales determined with regard to comparable market transactions and profitability analysis;

iii.	Discount rates ranging from 27% to 32%, which were based on the after-tax weighted-average cost of capital; and

iv.	Kodak anticipates using its trade name for an indefinite period.

b.	Technology based intangibles of $131 million were valued using the income approach, specifically the relief from royalty method based on the following significant assumptions:

i.	Forecasted revenues attributable to the respective technologies for the period ranging from September 1, 2013 to December 31, 2025;

ii.	Royalty rates ranging from 1% to 16% determined with regard to comparable market transactions and cash flows of the respective technologies;

iii.	Discount rates ranging from 29% to 34%, based on the after-tax weighted-average cost of capital; and

iv.	Economic lives ranging from 4 to 12 years.

c.	Customer related intangibles of $39 million were valued using the income approach, specifically the multi-period excess earnings approach based on the following significant assumptions:

i.	Forecasted revenues and profit margins attributable to the current customer base for the period ranging from September 1, 2013 to December 31, 2024;

ii.	Attrition rates ranging from 2.5% to 20%;

iii.	Discount rates ranging from 29% to 38%, based on the after-tax weighted-average cost of capital; and

iv.	Economic lives ranging from 3 to 10 years.

d.	In-process research and development of $9 million was determined using the income approach, specifically the multi-period excess earnings method based on the following significant assumptions:

i.	Forecasted revenues attributable to the respective research and development projects for the period of September 1, 2013 to December 31, 2019;

ii.	Discount rate of 40% based on the after-tax weighted-average cost of capital adjusted for perceived risks inherent in the individual assets; and

iii.	Economic life of 6 years.

e.	In addition, the Company recorded the fair value of other intangibles of $2 million primarily related to favorable contracts and leasehold improvements that were favorable relative to available market terms.

27.	Represents the write-off of deferred costs under various licensing transactions now being reflected in intangible assets.

28.	Represents the write-off of unamortized debt issuance costs related to the Emergence Credit Facilities.

29.	Represents the revaluation of pension and other postretirement obligations. Refer to Note 19, “Retirement plans “and Note 20, “Other postretirement benefits” for additional information.

30.	Represents the revaluation of deferred revenues to the fair value of Kodak’s related future performance obligations.

31.	Represents the write-off of unamortized debt discounts related to the Emergence Credit Facilities based on the fair value of debt.

32.	Represents $38 million decrease in capitalized lease obligations determined based on market rents, $19 million decrease related to the remeasurement of employee benefit obligations offset by net $4 million increase in fair value adjustment related to asset retirement obligations and other miscellaneous liabilities.

33.	Reflects the increase in fair value of the 34 million shares of common stock issued in connection with the Rights Offering from $11.94 to $14.11 per share.

34.	Reflects the cumulative impact of fresh start adjustments as discussed above and the elimination of the Predecessor Company’s accumulated other comprehensive loss.

(in millions)
Establishment of Successor goodwill	$88
Elimination of Predecessor goodwill	(56)
Establishment of Successor intangibles	235
Elimination of Predecessor intangibles	(43)
Inventory fair value adjustment	67
Property, plant & equipment fair value adjustment	220
Pension and other postretirement obligations fair value adjustment	(178)
Rights offering fair value adjustment	(73)
Long-term debt fair value adjustment	(11)
Other assets and liabilities fair value adjustments	53

Net gain on fresh start adjustments	302
Tax impact on fresh start adjustments	(69)
Elimination of Predecessor accumulated other comprehensive loss	(1,008)

Net impact on Retained earnings (deficit)	$(775)

The net gain on fresh start adjustments has been included in Reorganization items, net in the Consolidated Statement of Operations.

NOTE 4: REORGANIZATION ITEMS, NET

A summary of reorganization items, net is presented in the following table:

	Successor	Predecessor
(in millions)	Four Months Ended December 31, 2013	Eight Months Ended August 31, 2013	Year Ended December 31, 2012
Professional fees	$19	$114	$178
DIP credit agreement financing costs	—	—	47
Provision for expected allowed claims	—	133	856
Gain on settlement of other postemployment liabilities	—	—	(238)
Net gain on reorganization adjustments	—	(1,957)	—
Net gain on fresh start adjustments	—	(302)	—
Other items, net	(3)	(14)	—

Reorganization items, net	$16	$(2,026)	$843

Cash payments for reorganization items	$85	$210	$167

Subsequent to the Effective Date, costs directly attributable to the implementation of the Plan are reported as Reorganization items, net. The cash payments for reorganization items for the eight months ended August 31, 2013 includes $84 million of claims paid related to liabilities subject to compromise paid on the Effective Date. Refer to Note 3, “Fresh Start Accounting” for additional information on the net gain on reorganization and fresh start adjustments.

NOTE 5: RECEIVABLES, NET

	Successor	Predecessor
(in millions)	As of December 31, 2013	As of December 31, 2012
Trade receivables	$473	$510
Miscellaneous receivables	98	101

Total (net of allowances of $6 and $30 as of December 31, 2013 and December 31, 2012, respectively)	$571	$611

In connection with the application of fresh start accounting as of September 1, 2013, the carrying value of trade receivables was adjusted to fair value, eliminating the allowance for bad debts as of that date.

Approximately $39 million and $77 million of the total trade receivable amounts as of December 31, 2013 and 2012, respectively, will potentially be settled through customer deductions in lieu of cash payments. Such deductions represent rebates owed to customers and are included in Other current liabilities as of December 31, 2013 and Other current liabilities and Liabilities subject to compromise December 31, 2012 in the accompanying Consolidated Statement of Financial Position.

NOTE 6: INVENTORIES, NET

	Successor	Predecessor
(in millions)	As of December 31, 2013	As of December 31, 2012
Finished goods	$185	$236
Work in process	94	87
Raw materials	79	97

Total	$358	$420

NOTE 7: PROPERTY, PLANT AND EQUIPMENT, NET

	Successor	Predecessor
(in millions)	As of December 31, 2013	As of December 31, 2012
Land	$117	$39
Buildings and building improvements	178	1,156
Machinery and equipment	414	3,138
Construction in progress	42	28

	751	4,361
Accumulated depreciation	(67)	(3,754)

Property, plant and equipment, net	$684	$607

In connection with the application of fresh start accounting as of September 1, 2013, Kodak recorded fair value adjustments disclosed in Note 3, “Fresh Start Accounting”. Accumulated depreciation was therefore eliminated as of that date.

Depreciation expense was $67 million, $91 million, $182 million, and $221 million for the four months ended December 31, 2013, eight months ended August 31, 2013 and the years 2012, and 2011 respectively, of which approximately $0 million, $4 million, $13 million, and $10 million, respectively, represented accelerated depreciation in connection with restructuring actions.

NOTE 8: GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the changes in the carrying value of goodwill by reportable segment:

(in millions)	Graphics, Entertainment and Commercial Films Segment	Digital Printing and Enterprise Segment	Consolidated Total
Balance as of December 31, 2011 and 2012 (Predecessor):	$115	$17	$132
Impairment	(77)	—	(77)
Currency translation adjustments	1	—	1

Balance as of August 31, 2013 (Predecessor):	$39	$17	$56

Impact of fresh start accounting	$22	$10	$32
Balance as of December 31, 2013 (Successor):	$61	$27	$88

Gross goodwill and accumulated impairment losses were $1.543 billion and $1.411 billion, respectively, as of December 31, 2011 and 2012 and $1.544 billion and $1.488 billion, respectively, as of August 31, 2013. As part of fresh start accounting, Kodak adjusted the carrying value of goodwill (see Note 3, “Fresh Start Accounting”).

Effective in the first quarter of 2013, the Intellectual Property and Brand Licensing reporting unit was reported in the Graphics, Entertainment and Commercial Films Segment. Goodwill assigned to the Intellectual Property and Brand Licensing reporting unit of approximately $113 million as of December 31, 2012 was previously reported in the Personalized and Document Imaging Segment. Due to the sale of its digital imaging patents during the first quarter of 2013, Kodak concluded that the carrying value of goodwill for its Intellectual Property and Brand Licensing reporting unit exceeded the implied fair value of goodwill. The fair value of the Intellectual Property and Brand Licensing reporting unit was estimated using an income approach in which the future cash flows, including a terminal value at the end of the projection period, were discounted to present value. Kodak recorded a pre-tax impairment charge of $77 million that is included in Other operating expense (income), net in the Consolidated Statement of Operations.

Effective in the second quarter of 2013, due to the Personalized and Document Imaging disposal group being reported as assets held for sale, Kodak has two reportable segments: the Graphics, Entertainment and Commercial Films Segment and the Digital Printing and Enterprise Segment. The Graphics, Entertainment and Commercial Films Segment has three goodwill reporting units: Graphics, Entertainment Imaging and Commercial Films and Intellectual Property and Brand Licensing. The Digital Printing and Enterprise Segment has four goodwill reporting units: Digital Printing, Packaging and Functional Printing, Enterprise Services and Solutions, and Consumer Inkjet Systems. The remaining goodwill in the Personalized and Document Imaging Segment was reported as a component of assets held for sale as of June 30, 2013 and subsequently written-off as part of the loss on sale of the Personalized and Document Imaging Businesses.

Based upon the results of Kodak’s October 1, 2013 annual impairment test analysis, no impairment of goodwill was indicated.

As part of fresh start accounting, Kodak wrote-off existing intangibles and accumulated amortization and recorded an adjustment of $235 million to reflect the fair value of intangibles. Refer to Note 3, “Fresh Start Accounting.” Due to Kodak revising its projected 2014 revenue estimates, Kodak concluded that the carrying value of the Kodak trade name, estimated as part of fresh start accounting, exceeded its fair value. In the fourth quarter of 2013 Kodak recorded a pre-tax impairment charge of $8 million that is included in Other operating expense (income), net in the Consolidated Statement of Operations.

The gross carrying amount and accumulated amortization by major intangible asset category as of December 31, 2013 and 2012 were as follows:

	Successor
	As of December 31, 2013
(in millions)	Gross Carrying	Accumulated		Weighted-Average
	Amount	Amortization	Net	Amortization Period
Technology-based	$131	$6	$125	8 years
Kodak trade name	46	—	46	Indefinite life
Customer-related	39	2	37	9 years
In-process research and development	9	—	9	Indefinite life
Other	2	—	2	25 years

Total	$227	$8	$219

	Predecessor
	As of December 31, 2012
(in millions)	Gross Carrying	Accumulated		Weighted-Average
	Amount	Amortization	Net	Amortization Period
Technology-based	$51	$47	$4	8 years
Customer-related	222	172	50	10 years
Other	16	9	7	18 years

Total	$289	$228	$61	10 years

Amortization expense related to intangible assets was $8 million, $10 million, $26 million and $39 million for the four months ended December 31, 2013, eight months ended August 31, 2013 and the years ended December 31, 2012 and December 31, 2011, respectively.

Estimated future amortization expense related to intangible assets as of December 31, 2013 was as follows:

(in millions)
2014	$25
2015	25
2016	25
2017	23
2018	18
2019	11
2020 and thereafter	37

Total	$164

NOTE 9: OTHER CURRENT LIABILITIES

	Successor	Predecessor
(in millions)	As of December 31, 2013	As of December 31, 2012
Accrued employment-related liabilities	$189	$283
Accrued customer rebates	52	83
Deferred revenue	48	63
Accrued interest	—	107
Accrued restructuring liabilities	34	83
Deferred consideration on disposed businesses	62	—
Other	177	195

Total	$562	$814

The Other component above consists of other miscellaneous current liabilities that, individually, were less than 5% of the total current liabilities component within the Consolidated Statement of Financial Position, and therefore, have been aggregated in accordance with Regulation S-X.

NOTE 10: OTHER LONG-TERM LIABILITIES

	Successor	Predecessor
(in millions)	As of December 31, 2013	As of December 31, 2012
Non-current tax-related liabilities	$85	$36
Environmental liabilities	82	72
Asset retirement obligations	52	63
Other	202	224

Total	$421	$395

The Other component above consists of other miscellaneous long-term liabilities that, individually, were less than 5% of the total liabilities component in the accompanying Consolidated Statement of Financial Position, and therefore, have been aggregated in accordance with Regulation S-X.

NOTE 11: SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Debt and related maturities and interest rates were as follows at December 31, 2013 and 2012:

					Successor	Predecessor
					As of December 31, 2013	As of December 31, 2012
(in million)	Country	Type	Maturity	Weighted- Average Effective Interest Rate	Carrying Value	Carrying Value
Current portion:
	U.S.	Term note	2014	7.89%	$4	$—
	U.S.	Original Senior DIP Credit Agreement	2013	8.63%	—	659
	Germany	Term note	2013	6.16%	—	38
	Brazil	Term note	2013	19.80%	—	2

					4	699

Non-current portion:
	U.S.	Term note	2019	7.89%	406	—
	U.S.	Term note	2020	11.27%	268	—
	U.S.	Secured term note	2018	10.11%	—	493
	U.S.	Secured term note	2019	10.87%	—	247

					674	740

Liabilities subject to compromise:
	U.S.	Term note	2013	6.16%	—	20
	U.S.	Term note	2013	7.25%	—	250
	U.S.	Convertible	2017	12.75%	—	400
	U.S.	Term note	2018	9.95%	—	3
	U.S.	Term note	2021	9.20%	—	10

					—	683

					$678	$2,122

On February 1, 2013, Kodak entered into a series of agreements under which it received approximately $530 million of proceeds, net of withholding taxes, a portion of which was paid by intellectual property licensees and a portion of which was paid by the acquirers of Kodak’s digital imaging patent portfolio. Approximately $419 million of the proceeds were used to prepay the term loan under the Original Senior Debtor-in-Possession (“DIP”) Credit Agreement. The Company paid the remaining outstanding term loan balance, in full, upon entering into the Junior DIP Credit Agreement. Kodak recognized a loss on early extinguishment of debt of the term loan of approximately $6 million in the first quarter of 2013.

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

On the Effective Date, in accordance with provisions in the Plan, the Company made payments totaling $1,221 million to repay, in full, the Second Lien Notes and the Junior DIP Credit Agreement. The payments for discharge of existing debt also consisted of $5 million in exit fees. In addition, $683 million of debt classified as liabilities subject to compromise was discharged pursuant to the Plan.

The carrying value of the 2017 Convertible Senior Notes was increased during the quarter ended June 30, 2012 to reflect the stated principal amount of the notes. When the notes were initially issued, $107 million of the principal amount of the debt was allocated to reflect the equity component of the notes. The remaining carrying value of the debt was originally being accreted to the $400 million stated principal amount using the effective interest method. The increase, in the second quarter of 2012, in the carrying value of the debt resulted in a $90 million provision of expected allowed claims reflected in Reorganization items, net in the accompanying Consolidated Statement of Operations.

Annual maturities of debt outstanding at December 31, 2013, were as follows:

(in millions)	Carrying value	Maturity value
2014	$4	$4
2015	4	4
2016	4	4
2017	4	4
2018	4	4
2019 and thereafter	658	673

Total	$678	$693

EMERGENCE CREDIT FACILITIES

On the Effective Date, the Company entered into (i) a Senior Secured First Lien Term Credit Agreement (the “First Lien Term Credit Agreement”) with the lenders party thereto (the “First Lien Lenders”), JPMorgan Chase Bank, N.A. as administrative agent, and J.P. Morgan Securities LLC, Barclays Bank PLC, and Merrill Lynch, Pierce, Fenner & Smith Inc. as joint lead arrangers and joint bookrunners, and (ii) a Senior Secured Second Lien Term Credit Agreement (the “Second Lien Term Credit Agreement,” and together with the First Lien Term Credit Agreement, the “Term Credit Agreements”), with the lenders party thereto (the “Second Lien Lenders,” and together with the First Lien Lenders, the “Term Credit Lenders”), Barclays Bank PLC as administrative agent, and J.P. Morgan Securities LLC, Barclays Bank PLC and Merrill Lynch, Pierce, Fenner & Smith Inc. as joint lead arrangers and joint bookrunners. Additionally, the Company and its U.S. subsidiaries (the “Subsidiary Guarantors”) entered into an Asset Based Revolving Credit Agreement (the “ABL Credit Agreement” and together with the Term Credit Agreements, the “Credit Agreements”) with the lenders party thereto (the “ABL Lenders” and together with the First Lien Lenders and the Second Lien Lenders, the “Lenders”) and Bank of America N.A. as administrative agent and collateral agent, Barclays Bank PLC as syndication agent and Merrill Lynch, Pierce, Fenner & Smith Inc., Barclays Bank PLC and J.P. Morgan Securities LLC as joint lead arrangers and joint bookrunners. Pursuant to the terms of the Credit Agreements, the Term Credit Lenders provided the Company with term loan facilities in an aggregate principal amount of $695 million, consisting of $420 million of first-lien term loans (the “First Lien Loans”) and $275 million of second-lien term loans (the “Second Lien Loans”). Net proceeds from the Term Credit Agreements were $664 million ($695 million aggregate principal less $15 million stated discount and $16 million in debt transaction costs). The ABL Lenders will make available asset-based revolving loans in an amount of up to $200 million (the “ABL Loans”). The maturity date of the loans made under the Term Credit Agreements is the earlier to occur of (i) September 3, 2019 (in case of First Lien Loans) or September 3, 2020 (in case of Second Lien Loans) and (ii) the acceleration of such loans due to an event of default (as defined in the Term Credit Agreements). The maturity date of the loans made under the ABL Credit Agreement is the earlier to occur of (i) September 3, 2018 and (ii) the date of termination of the commitments in accordance with the terms of the ABL Credit Agreement. The ABL Credit Agreement also provides for the issuance of letters of credit of up to a sublimit of $150 million. The Company has issued approximately $122 million of letters of credit under the ABL Credit Agreement as of December 31, 2013. Under the ABL Loan’s borrowing base calculation, the Company had approximately $49 million available under the revolving credit facility as of December 31, 2013. Availability is subject to the borrowing base calculation, reserves and other limitations.

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

The Credit Agreements limit, among other things, the Company’s and the Subsidiary Guarantors’ ability to (i) incur indebtedness, (ii) incur or create liens, (iii) dispose of assets, (iv) make restricted payments (including dividend payments, et al.) and (v) make investments. Under the Term Credit Agreements, the Company is required to maintain minimum U.S. Liquidity (as defined therein) through 2014 and starting December 31, 2014, tested on a quarterly basis, Net Secured Leverage (as defined therein) not to exceed specified levels. Under the ABL Credit Agreement, if Excess Availability is less than 15% of commitments available, the Company would be required to maintain a minimum Fixed Charge Coverage Ratio (as defined therein). Kodak was in compliance with all covenants under the Term Credit Agreements and the ABL Credit Agreement as of December 31, 2013.

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

NOTE 12: COMMITMENTS AND CONTINGENCIES

Environmental

Kodak’s undiscounted accrued liabilities for future environmental investigation, remediation and monitoring costs are composed of the following items:

	Successor	Predecessor
(in millions)	As of December 31, 2013	As of December 31, 2012
Eastman Business Park site, Rochester, NY	$49	$49
Other current operating sites	8	9
Sites associated with former operations	13	17
Sites associated with the non-imaging health businesses sold in 1994	12	41

Total	$82	$116

These amounts are reported in Other long-term liabilities as of December 31, 2013 and Other long-term liabilities and Liabilities subject to compromise as of December 31, 2012 in the accompanying Consolidated Statement of Financial Position.

Cash expenditures for pollution prevention and waste treatment for Kodak’s current facilities were as follows:

	Successor	Predecessor
(in millions)	For the Four Months Ended December 31, 2013	For the Eight Months Ended August 31, 2013	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011
Recurring costs for pollution prevention and waste treatment	$5	$16	$28	$33
Capital expenditures for pollution prevention and waste treatment	2	—	1	1
Site remediation costs	—	—	1	2

Total	$7	$16	$30	$36

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

Cash expenditures for the aforementioned investigation, remediation and monitoring activities are expected to be incurred over the next thirty years for most of the sites. For these known environmental liabilities, the accrual reflects Kodak’s best estimate of the amount it will incur under the agreed-upon or proposed work plans. Kodak’s cost estimates were determined using the ASTM Standard E 2137-06, “Standard Guide for Estimating Monetary Costs and Liabilities for Environmental Matters,” and have not been reduced by possible recoveries from third parties. The overall method includes the use of a probabilistic model which forecasts a range of cost estimates for the remediation required at individual sites. The projects are closely monitored and the models are reviewed as significant events occur or at least once per year. Kodak’s estimate includes investigations, equipment and operating costs for remediation and long-term monitoring of the sites. Accrued liabilities of Debtor entities related to sites subject to the bankruptcy proceedings were classified as Liabilities subject to compromise as of December 31, 2012. Liabilities subject to compromise were reported at Kodak’s current estimate, where an estimate was determinable, of the allowed claim amount.

The Amended EBP Settlement Agreement includes a settlement of certain of the Company’s historical environmental liabilities at EBP through the establishment of the $49 million EBP Trust. Upon implementation of the Amended EBP Settlement Agreement, (i) the EBP Trust will be responsible for investigation and remediation at EBP arising from the Company’s historical subsurface environmental liabilities in existence prior to the effective date of the EBP Settlement, (ii) the Company will fund the EBP Trust with a $49 million payment and transfer of certain equipment and fixtures used for remediation at EBP, and (iii) in the event the historical liabilities exceed $99 million, the Company will become liable for 50% of the portion above $99 million. As of the Effective Date, approximately $31 million was already held in a separate trust to support the environmental liabilities related to EBP, and an escrow account of $18 million was established for the balance of the trust obligation. The Amended EBP Settlement Agreement is not yet effective and is subject to the satisfaction or waiver of certain conditions including Bankruptcy Court approval of a covenant not to sue from the U.S. Environmental Protection Agency (“EPA”). The deadline for implementation of the Amended EBP Settlement Agreement is May 15, 2014.

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

The following table provides asset retirement obligation activity:

	Successor	Predecessor
(in millions)	For the Four Months Ended December 31, 2013	For the Eight Months Ended August 31, 2013	For the Year Ended December 31, 2012
Asset Retirement Obligations at start of period	$51	$63	$61
Liabilities incurred in the current period	—	1	4
Liabilities settled in the current period	—	(5)	(1)
Accretion expense	1	1	3
Revision in estimated cash flows	—	(1)	(4)
Foreign exchange impact	—	(1)	—
Impact of fresh start accounting	—	(7)	—

Asset Retirement Obligations at end of period	$52	$51	$63

Other Commitments and Contingencies

Kodak has entered into non-cancelable agreements with several companies which provide Kodak with products and services to be used in its normal operations. These agreements are related to raw materials, supplies, production and administrative services, as well as marketing and advertising. The terms of these agreements cover the next one to five years. The minimum payments for obligations under these agreements are approximately $61 million in 2014, $11 million in 2015, $3 million in 2016, $2 million in 2017, $2 million in 2018 and $2 million in 2019 and thereafter.

Rental expense, net of minor sublease income, amounted to $15 million, $36 million, $60 million and $76 million in the four months ending December 31, 2013, the eight months ending August 31, 2013 and the years ended December 31, 2012, and 2011, respectively. The amounts of non-cancelable lease commitments with terms of more than one year, principally for the rental of real property, reduced by minor sublease income, are $28 million in 2014, $20 million in 2015, $15 million in 2016, $12 million in 2017, $8 million in 2018 and $12 million in 2019 and thereafter.

As of December 31, 2013, the Company had outstanding letters of credit of $122 million issued under the ABL Credit Agreement as well as bank guarantees and letters of credit of $10 million, surety bonds in the amount of $22 million, and restricted cash and investments in trust of $121 million, primarily to ensure the payment of possible casualty and workers’ compensation claims, environmental liabilities, legal contingencies, rental payments, and to support various customs, hedging, tax and trade activities. The restricted cash and investments in trust accounts are recorded within Restricted cash, Other current assets and Other long-term assets in the Consolidated Statement of Financial Position.

Kodak’s Brazilian operations are involved in governmental assessments of indirect and other taxes in various stages of litigation, primarily related to federal and state value-added taxes. Kodak is disputing these matters and intends to vigorously defend its position. Based on the opinion of legal counsel and current reserves already recorded for those matters deemed probable of loss, management does not believe that the ultimate resolution of these matters will materially impact Kodak’s results of operations or financial position. Kodak routinely assesses all these matters as to the probability of ultimately incurring a liability in its Brazilian operations and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable. As of December 31, 2013, the unreserved portion of these contingencies, inclusive of any related interest and penalties, for which there was at least a reasonable possibility that a loss may be incurred, amounted to approximately $38 million.

In connection with assessments in Brazil, local regulations may require Kodak to post security for a portion of the amounts in dispute. As of December 31, 2013, Kodak has posted security composed of $10 million of pledged cash reported within Restricted cash in the Consolidated Statement of Financial Position and liens on certain Brazilian assets with a net book value of approximately $131 million. Generally, any encumbrances on the Brazilian assets would be removed to the extent the matter is resolved in Kodak’s favor.

Kodak is involved in various lawsuits, claims, investigations and proceedings, including commercial, customs, employment, environmental, and health and safety matters, which are being handled and defended in the ordinary course of business. Kodak is also subject to various assertions, claims, proceedings and requests for indemnification concerning intellectual property, including patent infringement suits involving technologies that are incorporated in a broad spectrum of Kodak’s products. These matters are in various stages of investigation and litigation, and are being vigorously defended. Much of the litigation against the Debtors was stayed as a result of the chapter 11 filing and is being resolved in accordance with the Bankruptcy Code and the orders of the Bankruptcy Court. Kodak does not believe that it is probable that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial condition or results of operations, although litigation is inherently unpredictable. Therefore, judgments could be rendered or settlements entered that could adversely affect Kodak’s operating results or cash flows in a particular period. Kodak routinely assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable.

NOTE 13: GUARANTEES

Kodak guarantees debt and other obligations of certain customers. The debt and other obligations are primarily due to banks and leasing companies in connection with financing of customers’ purchases of equipment and product from Kodak. At December 31, 2013, the maximum potential amount of future payments (undiscounted) that Kodak could be required to make under these customer-related guarantees was $14 million. At December 31, 2013, the carrying amount of any liability related to these customer guarantees was not material.

The customer financing agreements and related guarantees, which mature between 2014 and 2017, typically have a term of 90 days for product and short-term equipment financing arrangements, and up to five years for long-term equipment financing arrangements. These guarantees would require payment from Kodak only in the event of default on payment by the respective customer. In some cases, particularly for guarantees related to equipment financing, Kodak has collateral or recourse provisions to recover and sell the equipment to reduce any losses that might be incurred in connection with the guarantees. However, any proceeds received from the liquidation of these assets would not cover the maximum potential loss under these guarantees.

EKC also guarantees obligations to third parties for some of its consolidated subsidiaries. The maximum amount guaranteed, and the outstanding amount for those guarantees, is $79 million.

Indemnifications

Kodak issues indemnifications in certain instances when it sells businesses and real estate, and in the ordinary course of business with its customers, suppliers, service providers and business partners. Further, Kodak indemnifies officers and directors who are, or were, serving at the Company’s request in such capacities. Historically, costs incurred to settle claims related to these indemnifications have not been material to Kodak’s financial position, results of operations or cash flows. Additionally, the fair value of the indemnifications that Kodak issued during the year ended December 31, 2013 was not material to Kodak’s financial position, results of operations or cash flows.

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

(in millions)

Accrued warranty obligations as of December 31, 2011 (Predecessor):	$40
Actual warranty experience	(58)
Warranty provisions	47

Accrued warranty obligations as of December 31, 2012 (Predecessor):	$29
Actual warranty experience	(24)
Warranty provisions	13

Accrued warranty obligations as of August 31, 2013 (Predecessor):	$18

Actual warranty experience	$(10)
Warranty provisions	5

Accrued warranty obligations as of December 31, 2013 (Successor):	$13

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

(in millions)

Deferred revenue on extended warranties as of December 31, 2011 (Predecessor):	$48
New extended warranty and maintenance arrangements	200
Recognition of extended warranty and maintenance arrangement revenue	(205)

Deferred revenue on extended warranties as of December 31, 2012 (Predecessor):	$43
New extended warranty and maintenance arrangements	139
Recognition of extended warranty and maintenance arrangement revenue	(148)

Deferred revenue on extended warranties as of August 31, 2013 (Predecessor):	$34

Impact of fresh start accounting	$(8)
New extended warranty and maintenance arrangements	68
Recognition of extended warranty and maintenance arrangement revenue	(64)

Deferred revenue on extended warranties as of December 31, 2013 (Successor):	$30

Costs incurred under these extended warranty and maintenance arrangements for the four months ended December 31, 2013, eight months ended August 31, 2013 and year ended December 31, 2012 amounted to $54 million, $107 million and $151 million, respectively.

NOTE 14: FINANCIAL INSTRUMENTS

The following table presents the carrying amounts, estimated fair values, and location in the Consolidated Statement of Financial Position for Kodak’s financial instruments:

			Value Of Items Recorded At Fair Value
			As of December 31, 2013 (Successor)
(in millions)			Total	Level 1	Level 2	Level 3
ASSETS
Derivatives
Short-term foreign exchange contracts	Receivables, net		$1	—	$1	—
LIABILITIES
Derivatives
Short-term foreign exchange contracts	Other current liabilities		3	—	3	—

			Value Of Items Not Recorded At Fair Value As of December 31, 2013 (Successor)
			Total	Level 1	Level 2	Level 3
LIABILITIES
Debt
Short-term debt	Short-term borrowings and current portion of long-term debt	Carrying value	$4	—	$4	—
Fair value			4	—	4	—
Long-term debt	Long-term debt, net of current portion	Carrying value	674	—	674	—
Fair value			687	—	687	—

			Value Of Items Recorded At Fair Value As of December 31, 2012 (Predecessor)
(in millions)			Total	Level 1	Level 2	Level 3
ASSETS
Marketable securities
Short-term available-for-sale	Other current assets		$4	$4	$—	$—
Long-term available-for-sale	Other long-term assets		7	7	—	—
Derivatives
Short-term foreign exchange contracts	Receivables, net		1	—	1	—
LIABILITIES
Derivatives
Short-term foreign exchange contracts	Other current liabilities		1	—	1	—

			Value Of Items Not Recorded At Fair Value As of December 31, 2012 (Predecessor)
(in millions)			Total	Level 1	Level 2	Level 3
ASSETS
Marketable securities
Long-term held-to-maturity	Other long-term assets	Carrying value	$23	$23	$—	$—
		Fair value	23	23	—	—
LIABILITIES
Debt
Short-term debt	Short-term borrowings and current portion of long-term debt	Carrying value	699	—	699	—
		Fair value	686	—	686	—
Long-term debt	Long-term debt, net of current portion	Carrying value	740	—	740	—
		Fair value	606	—	606	—
Debt subject to compromise	Liabilities subject to compromise	Carrying value	683	—	683	—
		Fair value	72	—	72	—

Kodak does not utilize financial instruments for trading or other speculative purposes.

Fair Value

Fair values of Kodak’s forward contracts are determined using other observable inputs (Level 2 fair value measurements), and are based on the present value of expected future cash flows (an income approach valuation technique) considering the risks involved and using discount rates appropriate for the duration of the contracts. Transfers between levels of the fair value hierarchy are recognized based on the actual date of the event or change in circumstances that caused the transfer. There were no transfers between levels of the fair value hierarchy during the four months ended December 31, 2013 or the eight months ended August 31, 2013.

Fair values of long-term borrowings are determined by reference to quoted market prices, if available, or by pricing models based on the value of related cash flows discounted at current market interest rates. The carrying values of cash and cash equivalents, restricted cash, investments in trust and trade receivables (which are not shown in the table above) approximate their fair values.

Foreign Exchange

Foreign exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in Other income (charges), net in the accompanying Consolidated Statement of Operations. The net effects of foreign currency transactions, including changes in the fair value of foreign exchange contracts, are shown below:

	Successor	Predecessor
	Four Months Ended	Eight Months Ended	Year Ended December 31,
(in millions)	December 31, 2013	August 31, 2013	2012	2011
Net loss	$(5)	$(7)	$(14)	$(15)

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

Kodak’s financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments. Kodak manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties. Kodak has procedures to monitor the credit exposure amounts. The maximum credit exposure at December 31, 2013 was not significant to Kodak.

In the event of a default under the Company’s Term Credit Agreements, the ABL Credit Agreement, or a default under any derivative contract or similar obligation of Kodak, subject to certain minimum thresholds, the derivative counterparties would have the right, although not the obligation, to require immediate settlement of some or all open derivative contracts at their then-current fair value, but with liability positions netted against asset positions with the same counterparty. At December 31, 2013, Kodak had open derivative contracts in liability positions with a total fair value of $3 million.

The location and amounts of gains and losses related to derivatives reported in the Consolidated Statement of Operations are shown in the following tables:

Derivatives in Cash Flow Hedging Relationships, Commodity Contracts

(in millions)

	Successor	Predecessor
	Four Months Ended	Eight Months Ended	Year Ended December 31,
	December 31, 2013	August 31, 2013	2012	2011
Gain Recognized in OCI on Derivative (Effective Portion)	$—	$—	$1	$5
(Loss) Gain Reclassified from Accumulated OCI Into Cost of Goods Sold (Effective Portion)	$—	$—	$(6)	$14
Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	$—	$—	$—	$—

Derivatives Not Designated as Hedging Instruments, Foreign Exchange Contracts

(in millions)

Location of Gain or (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative
	Successor	Predecessor
	Four Months Ended	Eight Months Ended	Year Ended December 31,
	December 31, 2013	August 31, 2013	2012	2011
Other income (charges), net	$(14)	$2	$—	$11

Foreign Currency Forward Contracts

Kodak’s foreign currency forward contracts used to mitigate currency risk related to existing foreign currency denominated assets and liabilities are not designated as hedges, and are marked to market through net (loss) earnings at the same time that the exposed assets and liabilities are re-measured through net (loss) earnings (both in Other income (charges), net in the Consolidated Statement of Operations). The notional amount of such contracts open at December 31, 2013 was approximately $536 million. The majority of the contracts of this type held by Kodak are denominated in euros.

Silver Forward Contracts

Kodak may enter into silver forward contracts that are designated as cash flow hedges of commodity price risk related to forecasted purchases of silver. Kodak had no open hedges as of December 31, 2013 or 2012.

In January 2012, Kodak terminated all its existing hedges at a loss of $5 million. These hedges were designated as secured agreements under the Second Amended and Restated Credit Agreement and needed to be settled prior to the termination of that facility in conjunction with the Company’s DIP Credit Agreement. Hedge gains and losses related to these silver forward contracts were reclassified into Cost of sales in the Consolidated Statement of Operations as the related silver containing products were sold to third parties. These gains or losses transferred to Cost of sales are generally offset by increased or decreased costs of silver purchased in the open market. At December 31, 2013, there were no existing gains or losses to be reclassified to Cost of sales within the next twelve months.

NOTE 15: OTHER OPERATING EXPENSE (INCOME) , NET

	Successor	Predecessor
(in millions)	Four Months Ended December 31, 2013	Eight Months Ended August 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Expense (income) :
Gain on sale of digital imaging patent portfolio (1)	$—	$(535)	$—	$—
Goodwill and intangible impairments (2) (3)	8	77	—	8
Supply arrangement termination payment (5)	—	—	(35)	—
Gains related to the sales of assets and businesses (4) (6) (7)	(6)	(34)	(50)	(69)
Other	—	(3)	—	5

Total	$2	$(495)	$(85)	$(56)

(1)	Refer to Note 2, “Emergence from Voluntary Reorganization under Chapter 11 Proceedings.
(2)	In the fourth quarter of 2013, Kodak recorded an impairment charge of $8 million related to the Kodak trade name. Refer to Note 8, “Goodwill and Other Intangible Assets.”
(3)	In the first quarter of 2013, Kodak recorded an impairment charge of $77 million related to the Intellectual Property and Brand Licensing reporting unit. Refer to Note 8, “Goodwill and Other Intangible Assets.”
(4)	In March 2012, Kodak sold a property in Mexico for approximately $41 million and leased back the property for a one-year term. The pre-tax gain on the property sale of approximately $34 million was deferred due to Kodak’s continuing involvement in the property for the remainder of the lease term. In March 2013, the deferred gain was recognized as the lease term expired.
(5)	In the fourth quarter of 2012, Kodak received cash proceeds of approximately $35 million associated with the termination of a supply arrangement.
(6)	In December 2003, Kodak sold a property in France for approximately $65 million, net of direct selling costs, and then leased back a portion of this property for a nine-year term. The entire gain on the property sale was deferred due to Kodak’s significant continuing involvement in the property. In the fourth quarter of 2012, the lease term expired and Kodak’s continuing involvement in the property ended. As a result, Kodak recognized a gain of approximately $50 million.
(7)	On March 31, 2011, Kodak sold patents and patent applications related to CMOS image sensors to OmniVision Technologies Inc. for $65 million. Kodak recognized a gain, net of transaction costs, of $62 million from this transaction.

NOTE 16: OTHER INCOME (CHARGES), NET

	Successor	Predecessor
(in millions)	Four Months Ended December 31, 2013	Eight Months Ended August 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Income (charges):
Interest income	$3	$3	$10	$9
Gain on sale of investment	—	—	23	—
Loss on foreign exchange transactions	(5)	(7)	(14)	(15)
Dividend income	—	—	1	—
Other	14	(9)	1	3

Total	$12	$(13)	$21	$(3)

NOTE 17: INCOME TAXES

The components of earnings (loss) from continuing operations before income taxes and the related provision (benefit) for U.S. and other income taxes were as follows:

	Successor	Predecessor
(in millions)	For the Four Months Ended December 31, 2013	For the Eight Months Ended August 31, 2013	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011
(Loss) earnings from continuing operations before income taxes:
U.S.	$(119)	$2,243	$(1,647)	$(641)
Outside the U.S.	45	113	37	(116)

Total	$(74)	$2,356	$(1,610)	$(757)

U.S. income taxes:
Current provision (benefit)	$3	$—	$(409)	$(378)
Deferred provision (benefit)	3	(3)	13	241
Income taxes outside the U.S.:
Current provision	8	52	58	28
Deferred (benefit) provision	(8)	105	65	106
State and other income taxes:
Current provision (benefit)	2	1	—	(22)
Deferred provision	—	—	—	7

Total provision (benefit)	$8	$155	$(273)	$(18)

The differences between income taxes computed using the U.S. federal income tax rate and the provision (benefit) for income taxes for continuing operations were as follows:

	Successor	Predecessor
(in millions)	For the Four Months Ended December 31, 2013	For the Eight Months Ended August 31, 2013	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011
Amount computed using the statutory rate	$(25)	$825	$(564)	$(265)
Increase (reduction) in taxes resulting from:
State and other income taxes, net of federal	2	—	1	1
Unremitted foreign earnings	36	32	35	393
Impact of goodwill and intangible impairments	(3)	(22)	—	—
Operations outside the U.S.	73	(18)	(90)	52
Legislative rate changes	—	1	23	20
Valuation allowance	(100)	39	312	(74)
Tax settlements and adjustments, including interest	1	5	(11)	(149)
Discharge of Debt and Other Reorganization Related Items	24	(722)	—	—
Other, net	—	15	21	4

Provision (benefit) for income taxes	$8	$155	$(273)	$(18)

Under the Plan, a substantial portion of the Company’s pre-petition debt securities, revolving credit facility and other obligations were extinguished. Absent an exception, a debtor recognizes cancellation of indebtedness income (“CODI”) upon discharge of its outstanding indebtedness for an amount of consideration that is less than its adjusted issue price. The Internal Revenue Code of 1986, as amended (“IRC”), provides that a debtor in a bankruptcy case may exclude CODI from taxable income but must reduce certain of its tax attributes by the amount of any CODI realized as a result of the consummation of a plan of reorganization. The amount of CODI realized by a taxpayer is the adjusted issue price of any indebtedness discharged less the sum of (i) the amount of cash paid, (ii) the issue price of any new indebtedness issued and (iii) the fair market value of any other consideration, including equity, issued. As a result of the market value of equity upon emergence from chapter 11 bankruptcy proceedings, the estimated amount of U.S. CODI is approximately $821 million, which will reduce the value of Kodak’s U.S. net operating losses that had a value of $2,790 million as of December 31, 2012. The actual reduction in tax attributes does not occur until the first day of the Company’s tax year subsequent to the date of emergence, or January 1, 2014.

IRC Sections 382 and 383 provide an annual limitation with respect to the ability of a corporation to utilize its tax attributes, as well as certain built-in-losses, against future U.S. taxable income in the event of a change in ownership. The Debtors’ emergence from chapter 11 bankruptcy proceedings is considered a change in ownership for purposes of IRC Section 382. The limitation under the IRC is based on the value of the corporation as of the emergence date. However, the ownership changes and resulting annual limitation will result in the expiration of an estimated $667 million of net operating losses, $577 million of foreign tax credits and $21 million of research and expenditure credits generated prior to the emergence date. The expiration of these tax attributes was fully offset by a corresponding decrease in Kodak’s U.S. valuation allowance, which results in no net tax provision.

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

During the eight months ended August 31, 2013, Kodak determined that it was more likely than not that a portion of its deferred tax assets outside the U.S. would not be realized due to changes in the business resulting from the KPP Global Settlement and the related sales of the Business. As a result, Kodak recorded a tax provision of $100 million associated with the establishment of a valuation allowance on those deferred tax assets.

Additionally, during the eight months ended August 31, 2013, Kodak determined that it was more likely than not that a portion of the deferred tax assets outside the U.S. would not be realized due to the change in Kodak’s business as a result of restructuring associated with the emergence from bankruptcy and accordingly, recorded a provision of $46 million associated with the establishment of a valuation allowance on those deferred tax assets.

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

	As of December 31,
(in millions)	Successor 2013	Predecessor 2012
Deferred tax assets
Pension and postretirement obligations	$219	$689
Allowed Claims	—	272
Restructuring programs	6	10
Foreign tax credit	101	577
Inventories	18	26
Investment tax credit	125	153
Employee deferred compensation	60	113
Depreciation	—	57
Research and development costs	276	308
Tax loss carryforwards	372	1,409
Goodwill/Intangibles	—	42
Other deferred revenue	13	—
Other	168	373

Total deferred tax assets	$1,358	$4,029

Deferred tax liabilities
Depreciation	$17	$—
Leasing	23	43
Goodwill/Intangibles	49	—
Other deferred debt	—	11
Unremitted foreign earnings	236	416
Other	25	182

Total deferred tax liabilities	350	652

Net deferred tax assets before valuation allowance	1,008	3,377
Valuation allowance	953	2,838

Net deferred tax assets	$55	$539

Deferred tax assets (liabilities) are reported in the following components within the Consolidated Statement of Financial Position:

	As of December 31,
(in millions)	Successor 2013	Predecessor 2012
Deferred income taxes (current)	$48	$75
Deferred income taxes (non-current)	54	470
Other current liabilities	(3)	(1)
Other long-term liabilities	(44)	(5)

Net deferred tax assets	$55	$539

As of December 31, 2013, Kodak had available domestic and foreign net operating loss carry-forwards for income tax purposes of approximately $1,382 million, of which approximately $367 million have an indefinite carry-forward period. The remaining $1,015 million expire between the years 2014 and 2033. As of December 31, 2013, Kodak had unused foreign tax credits and investment tax credits of $101 million and $125 million, respectively, with various expiration dates through 2028. Utilization of post-emergence net operating losses and tax credits may be subject to limitations in the event of significant changes in stock ownership of the Company in the future.

Kodak was previously granted a tax holiday in certain jurisdictions in China, which provided eligibility for a 50% reduction of the income tax rate. During 2013, Kodak has returned to the 25% statutory tax rate in all jurisdictions in China.

During 2011, Kodak concluded that the undistributed earnings of its foreign subsidiaries would no longer be considered permanently reinvested. After assessing the assets of the subsidiaries relative to specific opportunities for reinvestment, as well as the forecasted uses of cash for both its domestic and foreign operations, Kodak concluded that it was prudent to change its indefinite reinvestment assertion to allow greater flexibility in its cash management. Kodak recorded a deferred tax liability (net of related foreign tax credits) of $213 million and $374 million on the foreign subsidiaries’ undistributed earnings for years ended December 31, 2013 and 2012, respectively. This deferred tax liability was fully offset by Kodak’s U.S. valuation allowance. Kodak also recorded a deferred tax liability of $23 million and $42 million for the potential foreign withholding taxes on the undistributed earnings for years ended December 31, 2013 and 2012, respectively.

Kodak’s valuation allowance as of December 31, 2013 was $953 million. Of this amount, $373 million was attributable to Kodak’s net deferred tax assets outside the U.S. of $470 million, and $580 million related to Kodak’s net deferred tax assets in the U.S. of $538 million, for which Kodak believes it is not more likely than not that the assets will be realized. The net deferred tax assets in excess of the valuation allowance of approximately $55 million relate primarily to net operating loss carry-forwards, certain tax credits, and pension related tax benefits for which Kodak believes it is more likely than not that the assets will be realized.

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

Accounting for Uncertainty in Income Taxes

A reconciliation of the beginning and ending amount of Kodak’s liability for income taxes associated with unrecognized tax benefits is as follows:

	Successor	Predecessor
	Four Months Ended	Eight Months Ended	For the Year Ended December 31,
(in millions)	December 31, 2013	August 31, 2013	2012	2011
Balance as of January 1	$107	$57	$76	$245
Tax positions related to the current year:
Additions	—	68	4	12
Tax Positions related to prior years:
Additions	2	1	3	2
Reductions	(3)	(17)	(17)	(183)
Settlements with taxing jurisdictions	—	(2)	(3)	—
Lapses in Statute of limitations	—	—	(6)	—

Balance as of December 31	$106	$107	$57	$76

Kodak’s policy regarding interest and/or penalties related to income tax matters is to recognize such items as a component of income tax (benefit) expense. Kodak recognized interest and penalties of approximately $0 million, $2 million, $2 million and $(60) million, in income tax (benefit) expense for the four months ended December 31, 2013, eight months ended August 31, 2013 and for the years ended December 31, 2012 and 2011, respectively. Additionally, Kodak had approximately $18 million and $16 million of interest and penalties associated with uncertain tax benefits accrued as of December 31, 2013 and 2012, respectively.

If the unrecognized tax benefits were recognized, they would favorably affect the effective income tax rate in the period recognized. Kodak has classified certain income tax liabilities as current or noncurrent based on management’s estimate of when these liabilities will be settled. The current liabilities are recorded in Other current liabilities in the Consolidated Statement of Financial Position. Noncurrent income tax liabilities are recorded in Other long-term liabilities in the Consolidated Statement of Financial Position.

It is reasonably possible that the liability associated with Kodak’s unrecognized tax benefits will increase or decrease within the next twelve months. These changes may be the result of settling ongoing audits or the expiration of statutes of limitations. Such changes to the unrecognized tax benefits could range from $0 to $15 million based on current estimates. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. Although management believes that adequate provision has been made for such issues, there is the possibility that the ultimate resolution of such issues could have an adverse effect on the earnings of Kodak. Conversely, if these issues are resolved favorably in the future, the related provision would be reduced, thus having a positive impact on earnings.

During 2013, Kodak paid $2 million associated with the resolution of $17 million of various state and local tax claims that were agreed upon through the bankruptcy process. In addition, Kodak established a $64 million liability for unrecognized tax benefits associated with the Company’s adoption of the Plan of Reorganization.

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

During 2011, Kodak agreed to terms with the IRS and settled the federal audits for calendar years 2001 through 2005. For these years, Kodak originally recorded federal and related state liabilities for UTPs totaling $115 million (plus interest of approximately $25 million). The settlement resulted in a reduction in Accrued income and other taxes of $296 million, the recognition of a $50 million tax benefit, and a reduction in net deferred tax assets of $246 million.

During 2011, Kodak agreed to terms with a tax authority outside of the U.S. and settled audits for calendar years 2001 and 2002. For these years, Kodak originally recorded liabilities for UTPs totaling $56 million (plus interest of approximately $43 million). The settlement resulted in a reduction in Accrued income and other taxes and the recognition of a $94 million tax benefit.

Kodak files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. Kodak has substantially concluded all U.S. federal and state income tax matters for years through 2011. Substantially all material foreign income tax matters have been concluded for years through 2008. Kodak’s tax matters for the years 2007 through 2012 remain subject to examination by the respective foreign tax jurisdiction authorities.

Net Operating Loss Rights Agreement

On August 1, 2011, Kodak entered into a Net Operating Loss (“NOL”) Rights Agreement (“NOL Rights Agreement”) designed to preserve stockholder value and tax assets. The Company’s ability to use its tax attributes to offset tax on U.S. taxable income would be substantially limited if there were an “ownership change” as defined under Section 382 of the U.S. Internal Revenue Code. In general, an ownership change would occur if “5-percent shareholders,” as defined under Section 382, collectively increase their ownership in the Company by more than 50 percentage points over a rolling three-year period.

Upon emergence from bankruptcy Kodak’s NOL Rights Agreement was terminated under the effects of the implementation of the plan of reorganization.

NOTE 18: RESTRUCTURING COSTS AND OTHER

Kodak recognizes the need to continually rationalize its workforce and streamline its operations in the face of ongoing business and economic changes. Charges for restructuring initiatives are recorded in the period in which Kodak commits to a formalized restructuring plan, or executes the specific actions contemplated by the plan and all criteria for liability recognition under the applicable accounting guidance have been met.

Restructuring Reserve Activity

The activity in the accrued balances and the non-cash charges and credits incurred in relation to restructuring programs during the three years ended December 31, 2013 were as follows:

(in millions)	Severance Reserve	Exit Costs Reserve	Long-lived Asset Impairments and Inventory Write-downs	Accelerated Depreciation	Total
Balance as of December 31, 2010 (Predecessor):	$22	$20	$—	$—	$42
2011 charges—continuing operations (1)	92	15	3	10	120
2011 charges—discontinued operations (1)	13	—	—	—	13
2011 utilization/cash payments	(58)	(13)	(3)	(10)	(84)
2011 other adjustments & reclasses (2)	(31)	—	—	—	(31)

Balance as of December 31, 2011 (Predecessor):	$38	$22	$—	$—	$60

2012 charges—continuing operations (3)	$158	$35	$26	$13	$232
2012 charges—discontinued operations (3)	29	2	8	—	39
2012 utilization/cash payments	(86)	(13)	(34)	(13)	(146)
2012 other adjustments & reclasses (4)	(101)	(1)	—	—	(102)

Balance as of December 31, 2012 (Predecessor):	$38	$45	$—	$—	$83

Eight months charges—continuing operations	$38	$3	$4	$4	$49
Eight months charges—discontinued operations	3	—	—	—	3
Eight months utilization/cash payments	(48)	(32)	(4)	(4)	(88)
Eight months other adjustments & reclasses (5)	(3)	(9)	—	—	(12)

Balance as of August 31, 2013 (Predecessor):	$28	$7	$—	$—	$35

Four months charges—continuing operations	$13	$3	$1	$—	$17
Four months charges—discontinued operations	—	—	—	—	—
Four months utilization/cash payments	(15)	(3)	(1)	—	(19)
Four months other adjustments & reclasses (6)	—	1	—	—	1

Balance as of December 31, 2013 (Successor):	$26	$8	$—	$—	$34

(1)	Severance reserve activity includes termination benefits charges of $101 million, and net curtailment and settlement losses related to these actions of $4 million.
(2)	Includes $32 million of severance related charges for pension plan curtailments, settlements, and special termination benefits, which are reflected in Pension and other postretirement liabilities and Other long-term assets in the Consolidated Statement of Financial Position, offset by $1 million of foreign currency translation adjustments.

(3)	Severance reserve activity includes termination benefit charges of $186 million, and net curtailment and settlement losses related to these actions of $1 million.
(4)	Includes $100 million of severance related charges for pension plan curtailments, settlements, and special termination benefits, which are reflected in Pension and other postretirement liabilities and Other long-term assets in the Consolidated Statement of Financial Position, and $2 million for amounts reclassified as Liabilities subject to compromise.
(5)	The $(12) million includes $(5) million for amounts reclassified as Liabilities subject to compromise, $(4) million of severance-related charges for pension plan curtailments, which are reflected in Pension and other postretirement liabilities in Consolidated Statement of Financial Position, and $(3) million of reserve adjustments due to the application of fresh start accounting, which were recorded as Reorganization items, net in the Consolidated Statement of Operations.
(6)	The $1 million represents foreign currency translation adjustments.

2011 Activity

The $133 million of charges for the year 2011 includes $10 million of charges for accelerated depreciation and $2 million for inventory write-downs, which were reported in Cost of sales in the accompanying Consolidated Statement of Operations, and $13 million which was reported in discontinued operations. The remaining costs incurred of $108 million, including $92 million of severance costs, $15 million of exit costs, and $1 million of long-lived asset impairments, were reported as Restructuring costs and other in the accompanying Consolidated Statement of Operations. The severance and exit costs reserves require the outlay of cash, while long-lived asset impairments, accelerated depreciation and inventory write-downs represent non-cash items.

The 2011 severance costs related to the elimination of approximately 1,225 positions, including approximately 575 manufacturing/service, 550 administrative and 100 research and development positions. The geographic composition of these positions includes approximately 725 in the United States and Canada, and 500 throughout the rest of the world.

The charges of $133 million recorded in 2011 included $23 million applicable to the Graphics, Entertainment and Commercial Films Segment, $6 million applicable to the Digital Printing and Enterprise Segment and $91 million that was applicable to manufacturing/service, research and development, and administrative functions, which are shared across all segments. The remaining $13 million was applicable to discontinued operations.

As a result of these initiatives, severance payments were paid during periods through 2012 since, in many instances, the employees whose positions were eliminated can elect or are required to receive their payments over an extended period of time. In addition, certain exit costs, such as long-term lease payments, were paid over periods throughout 2012 and beyond.

2012 Activity

The $271 million of charges for the year 2012 includes $13 million of charges for accelerated depreciation and $4 million for inventory write-downs, which were reported in Cost of sales in the accompanying Consolidated Statement of Operations, and $39 million which was reported as discontinued operations. The remaining costs incurred of $215 million, including $158 million of severance costs, $35 million of exit costs, and $22 million of long-lived asset impairments, were reported as Restructuring costs and other in the accompanying Consolidated Statement of Operations. The severance and exit costs reserves require the outlay of cash, while long-lived asset impairments, accelerated depreciation and inventory write-downs represent non-cash items.

The 2012 severance costs related to the elimination of approximately 3,225 positions, including approximately 1,775 manufacturing/service, 1,050 administrative and 400 research and development positions. The geographic composition of these positions includes approximately 1,925 in the United States and Canada, and 1,300 throughout the rest of the world.

The charges of $271 million recorded in 2012 included $20 million applicable to the Graphics, Entertainment and Commercial Films Segment, $93 million applicable to the Digital Printing and Enterprise Segment and $119 million that was applicable to manufacturing/service, research and development, and administrative functions, which are shared across all segments. The remaining $39 million was applicable to discontinued operations.

As a result of these initiatives, severance payments were paid during periods through 2013 since, in many instances, the employees whose positions were eliminated can elect or are required to receive their payments over an extended period of time. In addition, certain exit costs, such as long-term lease payments, will continue beyond 2013.

2013 Activity

Restructuring actions taken in 2013 were initiated to reduce Kodak’s cost structure as part of its commitment to drive sustainable profitability. Actions included manufacturing capacity reductions in the U.S. and the U.K., the continued wind down of the consumer inkjet printer business, a workforce reduction in France, and various targeted reductions in service, sales, and other administrative functions.

As a result of these actions, for the four months ended December 31, 2013 Kodak recorded $17 million of charges reported as Restructuring costs and other in the accompanying Consolidated Statement of Operations. For the eight months ended August 31, 2013, Kodak recorded $52 million of charges, including $4 million for accelerated depreciation and $2 million for inventory write-downs which were reported in Cost of sales, $43 million reported as Restructuring costs and other and $3 million which were reported as Discontinued operations in the accompanying Consolidated Statement of Operations, The severance and exit costs reserves require the outlay of cash, while long-lived asset impairments, accelerated depreciation and inventory write-downs represent non-cash items.

The 2013 severance costs related to the elimination of approximately 825 positions, including approximately 500 manufacturing/service, 300 administrative and 25 research and development positions. The geographic composition of these positions included approximately 375 in the U.S. and Canada, and 450 throughout the rest of the world.

The charges of $17 million recorded for the four months ended December 31, 2013 included $1 million applicable to the Digital Printing and Enterprise Segment, $8 million applicable to the Graphics, Entertainment and Commercial Films Segment, and $8 million that was applicable to manufacturing, research and development, and administrative functions. The charges of $52 million recorded for the eight months ended August 31, 2013 included $5 million applicable to the Digital Printing and Enterprise Segment, $22 million applicable to the Graphics, Entertainment and Commercial Films Segment, and $22 million that was applicable to manufacturing, research and development, and administrative functions and $3 million applicable to discontinued operations.

As a result of these initiatives, severance payments will be paid during periods through 2014 since, in many instances, the employees whose positions were eliminated can elect or are required to receive their payments over an extended period of time. In addition, certain exit costs, such as long-term lease payments, will be paid over periods throughout 2014 and beyond.

NOTE 19: RETIREMENT PLANS

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

For U.S. employees hired prior to March 1999 KRIP’s benefits are generally based on a formula recognizing length of service and final average earnings. KRIP includes a separate cash balance formula for all U.S. employees hired after February 1999 (the “Cash Balance Plan”). All U.S. employees hired prior to that date were granted the option to choose the traditional KRIP plan or the Cash Balance Plan. Written elections were made by employees in 1999, and were effective January 1, 2000. The Cash Balance Plan credits employees’ hypothetical accounts with an amount equal to 4% of their pay, plus interest based on the 30-year Treasury bond rate. In addition, for employees participating in the Cash Balance Plan and the Company’s defined contribution plan, the Savings and Investment Plan (“SIP”), the Company matches dollar-for-dollar on the first 1% contributed to SIP and $.50 for each dollar on the next 4% contributed. The Company’s contributions to SIP were $6 million and $8 million for 2013 and 2012, respectively.

The Company also sponsored unfunded non-qualified defined benefit plans for certain U.S. employees, primarily executives. The pre-petition obligations associated with these plans were discharged upon emergence pursuant to the terms of the Plan (see Retirees’ Settlement under Note 2, “Emergence from Voluntary Reorganization under Chapter 11 Proceedings”). The plans were discontinued upon emergence.

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

The measurement date used to determine the pension obligation for all funded and unfunded U.S. and Non-U.S. defined benefit plans is December 31.

Information regarding the major funded and unfunded U.S. and Non-U.S. defined benefit plans follows:

	Successor		Predecessor
	Four Months Ended December 31, 2013		Eight Months Ended August 31, 2013		Year-Ended December 31, 2012
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in Benefit Obligation
Projected benefit obligation at beginning of period	$4,970	$1,073	$5,575	$4,264	$5,259	$3,652
Transfers	—	—	(206)	—	—	—
Service cost	7	2	20	6	48	10
Interest cost	68	11	120	95	206	156
Participant contributions	—	—	—	1	—	2
Plan amendments	—	(6)	—	—	—	—
Benefit payments	(124)	(29)	(249)	(139)	(422)	(226)
Actuarial (gain) loss	(28)	6	(270)	(103)	385	560
Curtailments	—	—	(20)	(7)	—	(34)
Settlements	(532)	(3)	—	(2,892)	—	(8)
Special termination benefits	—	—	—	—	99	—
Currency adjustments	—	20	—	(152)	—	152

Projected benefit obligation at end of period	$4,361	$1,074	$4,970	$1,073	$5,575	$4,264

Change in Plan Assets
Fair value of plan assets at beginning of period	$4,647	$891	$4,848	$2,479	$4,763	$2,436
Actual gain on plan assets	192	29	47	79	500	157
Employer contributions	1	5	1	22	7	29
Participant contributions	—	—	—	1	—	2
Settlements	(532)	(2)	—	(1,465)	—	(8)
Benefit payments	(124)	(29)	(249)	(139)	(422)	(226)
Currency adjustments	—	13	—	(86)	—	89

Fair value of plan assets at end of period	$4,184	$907	$4,647	$891	$4,848	$2,479

Under Funded Status at end of period	$(177)	$(167)	$(323)	$(182)	$(727)	$(1,785)

Accumulated benefit obligation at end of period	$4,309	$1,054			$5,497	$4,233

The transfers of $206 million in the eight months ended August 31, 2013 represent pre-petition obligations related to the U.S. non-qualified pension plans which were discharged pursuant to the terms of the Plan. The settlement amounts above of $532 million for the U.S. in the Successor period are a result of lump sum payments from KRIP. The settlement amounts for the Non-U.S. in the eight months ended August 31, 2013 are primarily a result of the Global Settlement.

Amounts recognized in the Consolidated Statement of Financial Position for all major funded and unfunded U.S. and Non-U.S. defined benefit plans are as follows:

	As of December 31,
	Successor		Predecessor
	2013		2012
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Other long-term assets	$—	$4	$—	$2
Other current liabilities	—	(1)	—	—
Pension and other postretirement liabilities	(177)	(170)	—	(272)
Liabilities held for sale				(1,515)
Liabilities subject to compromise	—	—	(727)	—

Net amount recognized	$(177)	$(167)	$(727)	$(1,785)

Information with respect to the major funded and unfunded U.S. and Non-U.S. defined benefit plans with an accumulated benefit obligation in excess of plan assets is as follows:

	As of December 31,
	Successor		Predecessor
	2013		2012
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Projected benefit obligation	$4,361	$1,043	$5,575	$4,229
Accumulated benefit obligation	4,309	1,024	5,497	4,198
Fair value of plan assets	4,184	873	4,848	2,441

Amounts recognized in accumulated other comprehensive income (loss) for all major funded and unfunded U.S. and Non-U.S. defined benefit plans consist of:

	As of December 31,
	Successor		Predecessor
	2013		2012
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Prior service credit (cost)	$—	$6	$(5)	$(25)
Net actuarial gain (loss)	86	8	(2,237)	(2,202)

Total	$86	$14	$(2,242)	$(2,227)

Other changes in plan assets and benefit obligations recognized in Other comprehensive income (expense) are as follows:

	Successor		Predecessor
	Four Months Ended December 31, 2013		Eight Months Ended August 31, 2013		Year-Ended December 31, 2012
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Newly established gain (loss)	$97	$8	$81	$75	$(275)	$(567)
Newly established prior service credit	—	6	—	—	—	—
Amortization of:
Prior service cost	—	—	1	1	1	3
Net actuarial loss	—	—	124	56	173	66
Prior service cost (credit) recognized due to curtailment	—	—	—	13	—	(1)
Net curtailment gain not recognized in expense	—	—	20	7	—	34
Net (gain) loss recognized in expense due to settlements	(11)	—	—	1,542	—	3

Total Income (loss) recognized in Other comprehensive income before fresh start accounting	$86	$14	$226	$1,694	$(101)	$(462)

Effect of application of fresh start accounting			$2,016	$533

The Company does not expect to recognize any amounts recorded in accumulated other comprehensive loss as components of net periodic benefit cost over the next year.

Pension (income) expense for all defined benefit plans included:

	Successor		Predecessor
	Four Months Ended		Eight Months Ended		Year Ended December 31,
	December 31, 2013		August 31, 2013		2012		2011
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Major defined benefit plans:
Service cost	$7	$2	$20	$6	$48	$10	$50	$16
Interest cost	68	11	120	95	206	156	254	180
Expected return on plan assets	(123)	(15)	(236)	(107)	(389)	(164)	(435)	(209)
Amortization of:
Prior service cost	—	—	1	1	1	3	1	4
Actuarial loss	—	—	124	56	173	66	69	52

Pension (income) expense before special termination benefits, curtailments and settlements	(48)	(2)	29	51	39	71	(61)	43
Special termination benefits	—	—	—	—	99	—	28	1
Curtailment (gains) losses	—	—	—	13	—	(1)		4
Settlement (gains) losses	(11)	(1)	—	114	—	3		10

Net pension (income) expense for major defined benefit plans	(59)	(3)	29	178	138	73	(33)	58
Other plans including unfunded plans	—	—	—	7	—	11	—	12

Net pension (income) expense	$(59)	$(3)	$29	$185	$138	$84	$(33)	$70

The pension (income) expense before special termination benefits, curtailments, and settlements reported above for the eight months ended August 31, 2013 (Predecessor) includes $38 million which was reported as Discontinued operations. The Pension expense before special termination benefits, curtailments, and settlements reported above for the years ended December 31, 2012 and December 31, 2011 includes $53 million and $30 million, respectively, which was reported as Discontinued operations.

The special termination benefits of $99 million and $29 million for the years ended December 31, 2012 and 2011, respectively, were incurred as a result of Kodak’s restructuring actions and, therefore, have been included in Restructuring costs and other in the Consolidated Statement of Operations for those respective periods.

For 2011, $3 million of the curtailment losses and $1 million of the settlement losses were incurred as a result of Kodak’s restructuring actions and, therefore, have been included in Restructuring costs and other in the Consolidated Statement of Operations for 2011. For 2012, $1 million of the settlement losses were incurred as a result of Kodak’s restructuring actions and, therefore, have been included in Restructuring costs and other in the Consolidated Statement of Operations for 2012.

For the eight months ended August 31, 2013, $5 million of curtailment losses were incurred as a result of Kodak’s restructuring actions, and have been included in Restructuring costs and other in the Consolidated Statement of Operations. The remaining curtailment losses of $8 million have been included in Discontinued operations in the Consolidated Statement of Operations. The $114 million of settlement losses were incurred as a result of the Global Settlement, and have been included in Discontinued operations in the Consolidated Statement of Operations.

The weighted-average assumptions used to determine the benefit obligation amounts for all major funded and unfunded U.S. and Non-U.S. defined benefit plans were as follows:

	Successor		Predecessor
	December 31, 2013		August 31, 2013		December 31, 2012
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	4.50%	3.19%	4.25%	3.14%	3.50%	3.55%
Salary increase rate	3.37%	2.65%	3.39%	2.69%	3.40%	2.84%

The weighted-average assumptions used to determine net pension (income) expense for all the major funded and unfunded U.S. and Non-U.S. defined benefit plans were as follows:

	Successor		Predecessor
	Four Months Ended		Eight Months Ended		Year Ended December 31,
	December 31, 2013		August 31, 2013		2012		2011
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	4.25%	3.14%	4.25%	3.14%	4.25%	4.41%	5.24%	4.95%
Salary increase rate	3.39%	2.69%	3.39%	2.69%	3.45%	2.98%	3.99%	3.89%
Expected long-term rate of return on plan assets	8.20%	5.35%	8.12%	6.54%	8.52%	7.02%	8.43%	7.64%

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

Every three years, or when market conditions have changed materially, each of Kodak’s major pension plans will undertake an asset allocation or asset and liability modeling study. The asset allocation and expected return on the plans’ assets are individually set to provide for benefits and other cash obligations within each country’s legal investment constraints.

Actual allocations may vary from the target asset allocations due to market value fluctuations, the length of time it takes to implement changes in strategy, and the timing of cash contributions and cash requirements of the plans. The asset allocations are monitored, and are rebalanced in accordance with the policy set forth for each plan.

The total plan assets attributable to the major U.S. defined benefit plans at December 31, 2013 relate to KRIP. The expected long-term rate of return on plan assets assumption (“EROA”) is based on a combination of formal asset and liability studies that include forward-looking return expectations given the current asset allocation. A review of the EROA as of December 31, 2013, based upon the current asset allocation and forward-looking expected returns for the various asset classes in which KRIP invests, resulted in an EROA of 7.8%.

As with KRIP, the EROA assumptions for certain of Kodak’s other pension plans were reassessed as of December 31, 2013. The annual expected return on plan assets for the major non-U.S. pension plans range from 2.4% to 7.2% based on the plans’ respective asset allocations as of December 31, 2013.

Plan Asset Risk Management

Kodak evaluates its defined benefit plans’ asset portfolios for the existence of significant concentrations of risk. Types of concentrations that are evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country, and individual fund. As of December 31, 2013 and 2012, there were no significant concentrations (defined as greater than 10 percent of plan assets) of risk in Kodak’s defined benefit plan assets.

The Company’s weighted-average asset allocations for its major U.S. defined benefit pension plans by asset category, are as follows:

	As of December 31,
	Successor	Predecessor
	2013	2012	2013 Target
Asset Category
Equity securities	16%	25%	22-32%
Debt securities	30%	38%	34-44%
Real estate	5%	4%	0-10%
Cash and cash equivalents	14%	2%	0-6%
Global balanced asset allocation funds	13%	11%	9-15%
Other	22%	20%	14-20%

Total	100%	100%

The Company’s weighted-average asset allocations for its major Non-U.S. defined benefit pension plans by asset category, are as follows:

	As of December 31,
	Successor	Predecessor
	2013	2012	2013 Target
Asset Category
Equity securities	18%	13%	15-25%
Debt securities	30%	40%	25-35%
Real estate	1%	2%	0-4%
Cash and cash equivalents	3%	2%	0-6%
Global balanced asset allocation funds	6%	3%	4-10%
Other	42%	40%	35-45%

Total	100%	100%

Fair Value Measurements

Kodak’s asset allocations by level within the fair value hierarchy at December 31, 2013 and 2012 are presented in the tables below for Kodak’s major defined benefit plans. Kodak’s plan assets were accounted for at fair value and are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Kodak’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value of assets and their placement within the fair value hierarchy levels.

Major U.S. Plans

December 31, 2013

	U.S.
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$—	$587	$—	$587
Equity Securities	—	481	183	664
Debt Securities:
Government Bonds	—	224	205	429
Inflation-Linked Bonds	—	39	105	144
Investment Grade Bonds	—	234	—	234
Global High Yield & Emerging Market Debt	—	263	178	441
Real Estate	—	—	200	200
Global Balanced Asset Allocation Funds	—	540	—	540
Other:
Private Equity	—	—	951	951
Derivatives with unrealized gains	16	—	—	16
Derivatives with unrealized losses	(22)	—	—	(22)

	$(6)	$2,368	$1,822	$4,184

Major U.S. Plans

December 31, 2012

	U.S.
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$—	$83	$—	$83
Equity Securities	221	804	163	1,188
Debt Securities:
Government Bonds	—	538	201	739
Inflation-Linked Bonds	—	111	104	215
Investment Grade Bonds	—	386	—	386
Global High Yield & Emerging Market Debt	—	324	201	525
Real Estate	—	—	198	198
Global Balanced Asset Allocation Funds	—	530	—	530
Other:
Private Equity	—	—	1,002	1,002
Insurance Contracts	—	1	—	1
Derivatives with unrealized gains	7	—	—	7
Derivatives with unrealized losses	(26)	—	—	(26)

	$202	$2,777	$1,869	$4,848

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

Major Non-U.S. Plans

December 31, 2013

	Non - U.S.
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$—	$25	$—	$25
Equity Securities	—	151	15	166
Debt Securities:
Government Bonds	—	121	32	153
Inflation-Linked Bonds	—	30	—	30
Investment Grade Bonds	—	62	—	62
Global High Yield & Emerging Market Debt	—	24	—	24
Real Estate	—	6	5	11
Global Balanced Asset Allocation Funds	—	53	—	53
Other:
Absolute Return	—	36	—	36
Private Equity	—	2	54	56
Insurance Contracts	—	294	—	294
Derivatives with unrealized gains	1	—	—	1
Derivatives with unrealized losses	(4)	—	—	(4)

	$(3)	$804	$106	$907

Major Non-U.S. Plans

December 31, 2012

	Non - U.S.
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash and cash equivalents	$—	$57	$—	$57
Equity Securities	43	276	13	332
Debt Securities:
Government Bonds	—	145	7	152
Inflation-Linked Bonds	—	275	251	526
Investment Grade Bonds	—	74	—	74
Global High Yield & Emerging Market Debt	—	229	—	229
Real Estate	—	5	44	49
Global Balanced Asset Allocation Funds	—	71	—	71
Other:
Absolute Return	—	324	—	324
Private Equity	—	2	322	324
Insurance Contracts	—	338	—	338
Derivatives with unrealized gains	4	—	—	4
Derivatives with unrealized losses	(1)	—	—	(1)

	$46	$1,796	$637	$2,479

For Kodak’s major non-U.S. defined benefit pension plans, equity investments are invested broadly in local equity, developed international and emerging markets. Fixed income investments are comprised primarily of long duration government and corporate bonds with some emerging market debt. Real estate investments include investments in primarily office, industrial, and retail properties. Private equity investments are comprised of limited partnerships and fund-of-fund investments that invest in distressed investments, venture capital and leveraged buyout funds. Absolute return investments are comprised of a diversified portfolio of hedge funds using equity, debt, commodity, and currency strategies held separate from the derivative-linked hedge funds described later in this footnote.

Cash and cash equivalents are valued utilizing cost approach valuation techniques. Equity and debt securities are valued using a market approach based on the closing price on the last business day of the year (if the securities are traded on an active market), or based on the proportionate share of the estimated fair value of the underlying assets (net asset value). Other investments are valued using a combination of market, income, and cost approaches, based on the nature of the investment. Absolute return investments are primarily valued based on net asset value derived from observable market inputs. Real estate investments are valued primarily based on independent appraisals and discounted cash flow models, taking into consideration discount rates and local market conditions. Private equity investments are valued primarily based on independent appraisals, discounted cash flow models, cost, and comparable market transactions, which include inputs such as discount rates and pricing data from the most recent equity financing. Insurance contracts are primarily valued based on contract values, which approximate fair value.

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

For all of Kodak’s major defined benefit pension plans, investment managers are selected that are expected to provide best-in-class asset management for their particular asset class, and expected returns greater than those expected from existing salable assets, especially if this would maintain the aggregate volatility desired for each plan’s portfolio. Investment managers are retained for the purpose of managing specific investment strategies within contractual investment guidelines. Certain investment managers are authorized to invest in derivatives such as futures, swaps, and currency forward contracts. Investments in futures and swaps are used to obtain targeted exposure to a particular asset, index or bond duration and only require a portion of the cash to gain exposure to the notional value of the underlying investment. The remaining cash is available to be deployed and in some cases is invested in a diversified portfolio of various uncorrelated hedge fund strategies that provide added returns at a lower level of risk. Of the investments shown in the major U.S. plans table above, 10%, 10%, and 3% of the total assets as of December 31, 2013 reported in equity securities, government bonds, and inflation-linked bonds, respectively and 11%, 15% and 4% of the total assets as of December 31, 2012 reported in equity securities, government bonds, and inflation-linked bonds, respectively are reflective of the exposures gained from the use of derivatives, and are invested in a diversified portfolio of hedge funds using equity, debt, commodity, and currency strategies.

Of the investments shown in the major Non-U.S. plans table above, 1%, and 10% of the total assets as of December 31, 2013 reported in equity securities and government bonds, respectively, and 3%, 4% and 20% of the total assets as of December 31, 2012 reported in equity securities, government bonds, and inflation-linked bonds, respectively, are reflective of the exposures gained from the use of derivatives, and are invested in a diversified portfolio of hedge funds using equity, debt, commodity, and currency strategies.

Foreign currency contracts and swaps are used to partially hedge foreign currency risk. Additionally, Kodak’s major defined benefit pension plans invest in government bond futures or local government bonds to partially hedge the liability risk of the plans.

The following is a reconciliation of the beginning and ending balances of level 3 assets of Kodak’s major U.S. defined benefit pension plans:

(in millions)

	Successor
	U.S.
	Balance at September 1, 2013	Net Realized and Unrealized Gains/(Losses)	Net Purchases and Sales	Net Transfer Into/(Out of) Level 3	Balance at December 31, 2013
Equity Securities	$176	$9	$(2)	$—	$183
Government Bonds	204	5	(4)	—	205
Inflation-Linked Bonds	111	(4)	(2)	—	105
Global High Yield & Emerging Market Debt	140	38	—	—	178
Real Estate	204	6	(10)	—	200
Private Equity	959	52	(60)	—	951

Total	$1,794	$106	$(78)	$—	$1,822

	Predecessor
	U.S.
	Balance at January 1, 2013	Net Realized and Unrealized Gains/(Losses)	Net Purchases and Sales	Net Transfer Into/(Out of) Level 3	Balance at August 31, 2013
Equity Securities	$163	$16	$5	$(8)	$176
Government Bonds	201	17	(15)	1	204
Inflation-Linked Bonds	104	12	(5)	—	111
Global High Yield & Emerging Market Debt	201	27	(5)	(83)	140
Real Estate	198	21	(15)	—	204
Private Equity	1,002	39	(82)	—	959

Total	$1,869	$132	$(117)	$(90)	$1,794

	Predecessor
	U.S.
	Balance at January 1, 2012	Net Realized and Unrealized Gains/(Losses)	Net Purchases and Sales	Net Transfer Into/(Out of) Level 3	Balance at December 31, 2012
Equity Securities	$136	$16	$11	$—	$163
Government Bonds	237	27	(63)	—	201
Inflation-Linked Bonds	260	21	(177)	—	104
Global High Yield & Emerging Market Debt	—	24	177	—	201
Absolute Return	135	10	20	(165)	—
Real Estate	213	(9)	(6)	—	198
Private Equity	971	126	(95)	—	1,002

Total	$1,952	$215	$(133)	$(165)	$1,869

The following is a reconciliation of the beginning and ending balances of level 3 assets of Kodak’s major Non-U.S. defined benefit pension plans (in millions):

	Successor
	Non-U.S.
	Balance at September 1, 2013	Net Realized and Unrealized Gains/(Losses)	Net Purchases and Sales	Net Transfer Into/(Out of) Level 3	Balance at December 31, 2013
Equity Securities	$15	$1	$(1)	$—	$15
Government Bonds	30	2	—	—	32
Inflation-Linked Bonds	—	—	—	—	—
Real Estate	7	—	(2)	—	5
Private Equity	55	1	(2)	—	54

Total	$107	$4	$(5)	$—	$106

	Predecessor
	Non-U.S.
	Balance at January 1, 2013	Net Realized and Unrealized Gains/(Losses)	Net Purchases and Sales	Net Transfer Into/(Out of) Level 3	Balance at August 31, 2013
Equity Securities	$13	$2	$—	$—	$15
Government Bonds	7	4	19	—	30
Inflation-Linked Bonds	251	21	(272)	—	—
Real Estate	44	(5)	(32)	—	7
Private Equity	322	(26)	(241)	—	55

Total	$637	$(4)	$(526)	$—	$107

	Predecessor
	Non-U.S.
	Balance at January 1, 2012	Net Realized and Unrealized Gains/(Losses)	Net Purchases and Sales	Net Transfer Into/(Out of) Level 3	Balance at December 31, 2012
Equity Securities	$6	$1	$6	$—	$13
Government Bonds	6	1	—	—	7
Inflation-Linked Bonds	251	21	13	(34)	251
Real Estate	55	2	(13)	—	44
Private Equity	312	28	(18)	—	322

Total	$630	$53	$(12)	$(34)	$637

Kodak expects to contribute approximately $0 million and $18 million in 2014 for the major U.S. and Non-U.S. defined benefit pension plans, respectively.

The following pension benefit payments, which reflect expected future service, are expected to be paid:

(in millions)	U.S.	Non-U.S.
2014	$370	$77
2015	360	72
2016	349	68
2017	339	64
2018	330	61
2019-2023	1,538	295

NOTE 20: OTHER POSTRETIREMENT BENEFITS

The Company provided U.S. medical, dental, life insurance, and survivor income benefits to eligible retirees, long-term disability recipients and their spouses, dependents and survivors. Generally, to be eligible for these benefits, former employees leaving the Company prior to January 1, 1996 were required to be 55 years of age with ten years of service or their age plus years of service must have equaled or exceeded 75. For those leaving the Company after December 31, 1995, former employees must be 55 years of age with ten years of service or have been eligible as of December 31, 1995. These benefits are paid from the general assets of the Company as they are incurred.

The Company’s subsidiary in Canada offers similar postretirement benefits.

On November 7, 2012, the Bankruptcy Court entered an order approving a settlement agreement between the Debtors and the Retiree Committee appointed by the U.S. Trustee which eliminated or reduced certain retiree benefits under the U.S. plan. The Company also eliminated all postretirement benefits for active employees in the U.S.

The measurement date used to determine the net benefit obligation for Kodak’s other postretirement benefit plans is December 31.

Changes in Kodak’s benefit obligation and funded status for the U.S. and Canada other postretirement benefit plans were as follows:

(in millions)	Successor	Predecessor
	2013	2013	2012
Net benefit obligation at beginning of period	$82	$137	$1,294
Service cost	—	—	1
Interest cost	1	3	44
Plan participants’ contributions	4	9	17
Plan amendments	—	—	(460)
Actuarial (gain) loss	(2)	(50)	117
Settlements	—	—	(738)
Benefit payments	(6)	(12)	(134)
Other	—	—	(6)
Currency adjustments	(1)	(5)	2

Net benefit obligation at end of period	$78	$82	$137

Underfunded status at end of period	$(78)	$(82)	$(137)

Amounts recognized in the Consolidated Statement of Financial Position for the Company’s U.S. and Canada plans consist of:

	Successor	Predecessor
	As of December 31,
(in millions)	2013	2012
Other current liabilities	$(8)	$(23)
Pension and other postretirement liabilities	(70)	(114)

	$(78)	$(137)

Pre-tax amounts recognized in accumulated other comprehensive loss for the Company’s U.S. and Canada plans consist of:

(in millions)	Successor	Predecessor
	As of December 31,
	2013	2012
Prior service credit	$—	$1,118
Net actuarial gain (loss)	2	(73)

Total recorded in Accumulated other comprehensive income	$2	$1,045

Changes in benefit obligations recognized in Other comprehensive income (loss) consist of:

(in millions)	Successor	Predecessor
	2013	2013	2012
Newly established gain (loss)	$2	$50	$(117)
Newly established prior service credit	—	—	460
Amortization of:
Prior service credit	—	(75)	(83)
Net actuarial loss	—	3	26
Prior service credit recognized due to curtailment	—	—	(9)
Net loss recognized in expense due to settlement	—	—	510

Total income (loss) recognized in Other comprehensive income (loss) before fresh start accounting	$2	$(22)	$787

Effect of application of fresh start accounting		$(1,023)

Other postretirement benefit cost for the Company’s U.S. and Canada plans included:

	Successor	Predecessor
(in millions)	For the Four Months Ended December 31, 2013	For the Eight Months Ended August 31, 2013	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011
Components of net postretirement benefit cost:
Service cost	$—	$—	$1	$1
Interest cost	1	3	44	64
Amortization of:
Prior service credit	—	(75)	(83)	(77)
Actuarial loss	—	3	26	32

Other postretirment benefit cost (income) before curtailments and settlements	$1	$(69)	$(12)	$20
Curtailment gains	—	—	(9)	—
Settlement gains	—	—	(228)	—

Other postretirement benefit cost (income) from continuing operations	$1	$(69)	$(249)	$20

The Company does not expect to recognize any amounts recorded in accumulated other comprehensive loss as components of net periodic benefit cost over the next year.

The weighted-average assumptions used to determine the net benefit obligations were as follows:

	Successor	Predecessor
	December 31,	August 31,	December 31,
	2013	2013	2012
Discount rate	4.24%	4.02%	2.97%
Salary increase rate	2.50%	2.50%	2.50%

The weighted-average assumptions used to determine the net postretirement benefit cost were as follows:

	Successor	Predecessor
(in millions)	For the Four Months Ended December 31, 2013	For the Eight Months Ended August 31, 2013	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011
Discount rate	4.02%	2.97%	4.25%	5.03%
Salary increase rate	2.50%	2.50%	3.09%	4.05%

The weighted-average assumed healthcare cost trend rates used to compute the other postretirement amounts were as follows:

	Successor	Predecessor
	2013	2012
Healthcare cost trend	6.61%	7.08%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2020	2019

A one-percentage point change in assumed healthcare cost trend rates would have the following effects:

(in millions)	1% increase	1% decrease
Effect on total service and interest cost	$—	$—
Effect on postretirement benefit obligation	6	(5)

Kodak expects to make $8 million of benefit payments for its U.S. and Canada unfunded other postretirement benefit plans in 2014.

The following other postretirement benefits, which reflect expected future service, are expected to be paid.

(in millions)
2014	$8
2015	7
2016	7
2017	6
2018	5
2019-2023	22

NOTE 21: EARNINGS PER SHARE

All outstanding shares of common stock of the Predecessor Company were cancelled as of the Effective Date. The Successor Company issued a total of 41.8 million shares of new common stock on the Effective Date.

Basic earnings per share computations are based on the weighted-average number of shares of common stock outstanding during the period. Weighted-average basic and diluted shares outstanding were 41.7 million, 272.7 million, 271.8 million and 269.1 million for the four months ended December 31, 2013, eight months ended August 31, 2013, and years ended December 31, 2012 and December 31, 2011, respectively.

As a result of the net loss from continuing operations presented for the four months ended December 31, 2013, Kodak calculated diluted earnings per share using weighted-average basic shares outstanding for that period, as utilizing diluted shares would be anti-dilutive to loss per share. If the Successor Company had reported earnings from continuing operations for the four months ended December 31, 2013, 0.2 million shares of Kodak’s common stock from unvested share-based awards were dilutive and would have been included in the computation of diluted earnings per share. Potential shares of Kodak’s common stock related to the assumed conversion of approximately 1.7 million outstanding warrants to purchase common shares would have been included in the computation of diluted earnings per share, as these securities were dilutive.

The Predecessor Company reported earnings from continuing operations for eight months ended August 31, 2013. However, no additional shares of Kodak’s common stock from unvested share-based awards were included in the computation of diluted earnings per share as they were all anti-dilutive.

If Kodak had reported earnings from continuing operations for the years ended December 31, 2012 and 2011, the following potential shares of Kodak’s common stock would have been dilutive in the computation of diluted earnings per share:

	Predecessor
(in millions of shares)	2012	2011
Unvested share-based awards	0.0	0.4

The computation of diluted earnings per share for the eight months ended August 31, 2013 and the years ended December 31, 2012 and 2011 also excluded the assumed conversion of outstanding employee stock options and detachable warrants to purchase common shares, because the effects would have been anti-dilutive. The following table sets forth the total amount of outstanding employee stock options and detachable warrants to purchase common shares as of the end of each reporting period:

	Predecessor
	August 31,	December 31,
(in millions of shares)	2013	2012	2011
Employee stock options	7.0	7.9	13.6
Detachable warrants to purchase common shares	40.0	40.0	40.0

Total	47.0	47.9	53.6

Diluted earnings per share calculations for the eight months ended August 31, 2013 and the years ended December 31, 2012 and 2011 could also reflect shares related to the assumed conversion of approximately $400 million of convertible senior notes due 2017, if dilutive. Kodak’s diluted (loss) earnings per share excludes the effect of these convertible securities, as they were anti-dilutive for all periods presented.

NOTE 22: STOCK-BASED COMPENSATION

2013 Omnibus Incentive Plan

As part of the Plan, the Bankruptcy Court approved the Company’s 2013 Omnibus Incentive Plan (the “2013 Plan”) which replaces all prior stock-based employee benefit plans (including the 2005 Omnibus Long-Term Compensation Plan and the 2000 Omnibus Long-Term Compensation Plan).

The 2013 Plan is administered by the Executive Compensation Committee of the Board of Directors, and the Board of Directors also has the authority and responsibility granted to the Executive Compensation Committee with respect to the 2013 Plan. Awards under the 2013 Plan may be cash-based or stock-based. Officers, directors and employees of the Company and its consolidated subsidiaries are eligible to receive awards under the 2013 Plan. Unless sooner terminated by the Executive Compensation Committee, no awards may be granted under the 2013 Plan after the tenth anniversary of the Effective Date.

The maximum number of shares of common stock that may be issued under the 2013 Plan is approximately 4.8 million. In addition, under the 2013 Plan, the maximum number of shares available for the grant of incentive stock options is 2.0 million shares. The maximum number of shares as to which stock options or stock appreciation rights may be granted to any one person under the 2013 Plan in any calendar year is 2.0 million shares. The maximum number of the performance-based compensation awards that may be granted to any one employee under the 2013 Plan in any calendar year is 1.0 million shares or, in the event such award is paid in cash, $2.5 million. The maximum number of awards that may be granted to any non-employee director under the 2013 Plan in any calendar year may not exceed a number of awards with a grant date fair value of $900,000, computed as of the grant date.

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

Kodak did not issue any stock options during the four months ended December 31, 2013. Kodak recognized compensation expense related to unvested stock and performance awards of $1 million for the four months ended December 31, 2013.

As of December 31, 2013 there was $5 million of total unrecognized compensation cost related to unvested awards. The cost is expected to be recognized over a weighted-average period of 1.4 years.

Predecessor

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

Kodak recognized stock-based compensation expense in the amount of $3 million, $7 million and $20 million for the eight months ended August 31, 2013, and the years ended December 31, 2012 and 2011, respectively. There were no proceeds from the issuance of common stock through stock option plans for the eight months ended August 31, 2013 (Predecessor) or the years ended December 31, 2012 (Predecessor) or 2011 (Predecessor).

Of the expense amounts noted above, compensation expense related to stock options during the eight months ended August 31, 2013, and the years ended December 31, 2012 and 2011 was $1 million, $2 million and $3 million, respectively. Compensation expense related to unvested stock and performance awards during the eight months ended August 31, 2013, and years ended December 31, 2012 and 2011 was $2 million, $5 million and $17 million, respectively.

The 2005 Plan and the 2000 Plan were administered by the Restructuring and Executive Compensation Committee of the Board of Directors. Stock options were generally non-qualified and were at exercise prices not less than 100% of the per share fair market value on the date of grant. Stock-based compensation awards granted under Kodak’s stock incentive plans were generally subject to a three-year vesting period from the date of grant.

Under the 2005 Plan, 11 million shares of the Company’s common stock could be granted to employees between January 1, 2005 and December 31, 2014. This share reserve could be increased by: shares that are forfeited pursuant to awards made under the 2000 Plan and 2005 Plan; shares retained for payment of tax withholding; shares delivered for payment or satisfaction of tax withholding; shares reacquired on the open market using cash proceeds from option exercises; and awards that otherwise do not result in the issuance of shares. The 2005 Plan was substantially similar to and was intended to replace the 2000 Plan, which expired on January 18, 2005. Options granted under the 2005 Plan generally expired seven years from the date of grant, but could be forfeited or canceled earlier if the optionee’s employment terminated prior to the end of the contractual term. The 2005 Plan provided for, but was not limited to, grants of unvested stock, performance awards, and Stock Appreciation Rights (“SARs”), either in tandem with options or freestanding. SARs allowed optionees to receive payment equal to the increase in the market price of the Company’s stock from the grant date to the exercise date. Compensation expense recognized for the eight months ended August 31, 2013 and the years ended December 31, 2012 and 2011 on those freestanding SARs was not material.

Under the 2000 Plan, 22 million shares of the Company’s common stock were eligible for grant to a variety of employees between January 1, 2000 and December 31, 2004. The 2000 Plan was substantially similar to, and was intended to replace, the 1995 Omnibus Long-Term Compensation Plan, which expired on December 31, 1999. The options generally expire ten years from the date of grant, but could expire sooner if the optionee’s employment terminated. The 2000 Plan provided for, but was not limited to, grants of unvested stock, performance awards, and SARs, either in tandem with options or freestanding. Compensation expense recognized for the eight months ended August 31, 2013 and the years ended December 31, 2012 and 2011 on those freestanding SARs was not material.

Further information relating to stock options is as follows:

	Shares		Weighted-Average
	Under	Range of Price	Exercise
(Amounts in thousands, except per share amounts)	Option	Per Share	Price Per Share
Outstanding on December 31, 2010	18,030	$2.64 - $48.34	$25.22
Granted	2,179	$2.82 - $5.22	$3.41
Exercised	—	N/A	N/A
Terminated, Expired, Surrendered	6,599	$3.40 - $65.91	$31.07

Outstanding on December 31, 2011	13,610	$2.64 - $38.04	$18.89
Granted	—	N/A	N/A
Exercised	—	N/A	N/A
Terminated, Expired, Surrendered	5,670	$3.40 - $38.04	$27.97

Outstanding on December 31, 2012	7,940	$2.64 - $36.66	$12.40
Canceled	7,940	$2.64 - $36.66	$12.40

Outstanding on September 3, 2013	—	—	—
Exercisable on December 31, 2011	10,568	$2.64 - $38.04	$23.25
Exercisable on December 31, 2012	6,456	$2.64 - $36.66	$14.38

There were no option exercises during 2011, 2012 or 2013.

The fair value of each option award was estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities were based on historical volatility of the Company’s stock, management’s estimate of implied volatility of the Company’s stock, and other factors. The expected term of options granted was derived from the vesting period of the award, as well as historical exercise behavior, and represents the period of time that options granted are expected to be outstanding. The risk-free rate was calculated using the U.S. Treasury yield curve, and is based on the expected term of the option. Kodak used historical data to estimate forfeitures.

The Black-Scholes option pricing model was used with the following weighted-average assumptions for options issued in each year:

For the Year Ended
2011
Weighted-average risk-free interest rate	2.48%
Risk-free interest rates	2.2% - 2.5%
Weighted-average expected option lives	6 years
Expected option lives	6 years
Weighted-average volatility	59%
Expected volatilities	59% - 60%
Weighted-average expected dividend yield	0.0%
Expected dividend yields	0.0%

No options were granted in 2012 or 2013.

The weighted-average fair value per option granted in 2011 was $1.92.

NOTE 23: SHAREHOLDERS’ EQUITY

In connection with the Company’s reorganization and emergence from bankruptcy, all shares of the Predecessor Company’s common stock were canceled. The Successor Company has 560 million shares of authorized stock, consisting of: (i) 500 million shares of common stock, par value $0.01 per share and (ii) 60 million shares of preferred stock, no par value, issuable in one or more series. As of December 31, 2013 there are 41.6 million shares of common stock and no shares of preferred stock issued and outstanding.

On the Effective Date, the Company issued, to the holders of general unsecured claims and the retiree settlement unsecured claim, net-share settled warrants to purchase: (i) 2.1 million shares of common stock at an exercise price of $14.93 and (ii) 2.1 million shares of common stock at an exercise price of $16.12. The warrants are classified as equity instruments and reported within Additional paid in capital in the Consolidated Statement of Financial Position at their fair value as of the Effective Date ($24 million). As of December 31, 2013, there were warrants outstanding to purchase 4 million shares of common stock.

During the four months ending December 31, 2013 the Company repurchased 0.2 million shares of common stock for approximately $3 million to satisfy tax withholding obligations in connection with the issuance of stock to employees under the Plan.

NOTE 24: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in Accumulated other comprehensive income (loss), net of tax, was as follows:

	Successor
	Four Months Ended December 31, 2013
(in millions)	Unrealized Gains (Losses) Related to Available for Sale Securities	Unrealized Gains (Losses) from Hedging Activity	Currency Translation Adjustments	Pension and Other Postretirement Benefit Plan Obligation Changes	Total
Beginning balance	$—	$—	$—	$—	$—
Other comprehensive income before reclassification	—	—	1	98	99
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	—

Ending balance	$—	$—	$1	$98	$99

	Predecessor
	Eight Months Ended August 31, 2013
(in millions)	Unrealized Gains (Losses) Related to Available for Sale Securities	Unrealized Gains (Losses) from Hedging Activity	Currency Translation Adjustments	Pension and Other Postretirement Benefit Plan Obligation Changes	Total
Beginning balance	$1	$(2)	$318	$(2,933)	$(2,616)
Other comprehensive income before reclassification	—	—	4	379	383
Amounts reclassified from accumulated other comprehensive income	—	—	—	1,225	1,225
Elimination of Predecessor Company accumulated other comprehensive income	(1)	2	(322)	1,329	1,008

Ending balance	$—	$—	$—	$—	$—

The following amounts were reclassified out of Accumulated other comprehensive income:

(in millions)	Successor	Predecessor
	Four Months Ended December 31, 2013	Eight Months Ended August 31, 2013
	Amount Reclassified from Accumulated Other Comprehensive Income	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statement of Operations
Details about Accumulated other comprehensive income components
Pension and other postretirement benefit plan obligation changes:
Amortization of prior-service credit	$—	$(75	)(a)
Amortization of actuarial losses	—	185	(a)
Recognition of losses due to settlements	—	1,563	(a)

	$—	$1,673		Total before tax
	—	(448)		Tax provision

Reclassifications for the period	$—	$1,225		Net of tax

(a)	See Note 19, “Retirement Plans,” and Note 20, “Other Postretirement Benefits,” regarding the pensions and other postretirement plan obligation changes.

NOTE 25: SEGMENT INFORMATION

Current Segment Reporting Structure

Effective in the third quarter of 2012, Kodak had three reportable segments: the Graphics, Entertainment and Commercial Films Segment, the Digital Printing and Enterprise Segment, and the Personalized and Document Imaging Segment. Effective in the first quarter of 2013, the Intellectual Property and Brand Licensing strategic product group is reported in the Graphics, Entertainment and Commercial Films Segment. The Intellectual Property and Brand Licensing strategic product group was previously reported in the Personalized and Document Imaging Segment. Effective in the second quarter of 2013, due to the Personalized and Document Imaging Segment (excluding the Consumer Film business, for which Kodak has entered into an ongoing supply arrangement) being reported as discontinued operations, Kodak has two reportable segments: the Graphics, Entertainment and Commercial Films Segment and the Digital Printing and Enterprise Segment. The balance of Kodak’s continuing operations, which do not meet the criteria of a reportable segment, are reported in All Other. Prior period segment results have been revised to conform to the current period segment reporting structure. A description of the segments follows.

Graphics, Entertainment and Commercial Films: The Graphics, Entertainment and Commercial Films Segment provides digital and traditional product and service offerings to a variety of commercial industries, including commercial print, direct mail, book publishing, newspapers and magazines, packaging, motion picture entertainment, printed electronics, and the aerial and industrial film markets. The Graphics, Entertainment and Commercial Films Segment encompass Graphics, Entertainment Imaging & Commercial Films and Kodak’s intellectual property and brand licensing activities. Products and services offerings include digital plates, CTP output devices, digital controllers, unified workflow solutions and entertainment imaging and commercial films. On February 1, 2013, Kodak sold certain digital imaging patents.

Digital Printing and Enterprise: The Digital Printing and Enterprise Segment serves a variety of customers in the creative, in-plant, data center, consumer printing, commercial printing, packaging, newspaper and digital service bureau market segments with a range of software, media and hardware products that provide customers with a variety of solutions. The Digital Printing and Enterprise Segment encompasses Digital Printing, including PROSPER equipment and STREAM technology, Packaging and Functional Printing which includes the FLEXCEL NX and FLEXCEL direct platforms, Enterprise Services & Solutions, and Consumer Inkjet Systems. On September 28, 2012, Kodak announced a plan, starting in 2013, to focus its Consumer Inkjet business solely on the sale of ink to its installed printer base.

All Other: All Other is composed of Kodak’s consumer film business and a utilities variable interest entity. Effective August 31, 2013 the Company sold certain utilities and related facilities and entered into utilities supply and servicing arrangements with RED-Rochester, LLC (“RED”), a variable interest entity of which Kodak is the primary beneficiary.

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

Upon adoption of fresh start accounting, the Successor Company eliminated prior service credits related to the U.S. Postretirement Benefit Plan. Therefore the four months ended December 31, 2013 does not include any amortization related to prior service credits related to the U.S. Postretirement Benefit Plan.

Segment financial information is shown below.

	Successor	Predecessor
(in millions)	Four Months Ended December 31, 2013	Eight Months Ended August 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Net sales from continuing operations:
Graphics, Entertainment & Commercial Films	$519	$987	$1,680	$2,341
Digital Printing and Enterprise	284	519	939	1,099
All Other	2	36	100	145

Consolidated total	$805	$1,542	$2,719	$3,585

	Successor	Predecessor
(in millions)	Four Months Ended December 31, 2013	Eight Months Ended August 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Segment (loss) earnings and Consolidated (loss) earnings from continuing operations before income taxes:
Graphics, Entertainment and Commercial Films	$(37)	$5	$(210)	$(8)
Digital Printing and Enterprise	(59)	(37)	(280)	(613)

Total of reportable segments	$(96)	$(32)	$(490)	$(621)
All Other	(3)	—	(3)	8
Restructuring costs and other	17	49	232	120
Corporate components of pension and OPEB income (expense) (1)	67	43	(2)	61
Other operating (expense) income, net	(2)	495	86	56
Legal contingencies, settlements and other	(3)	—	1	—
Loss on early extinguishment of debt, net	—	8	7	—
Interest expense	22	106	139	138
Other income (charges), net	12	(13)	21	(3)
Reorganization items, net	16	(2,026)	843	—

Consolidated (loss) earnings from continuing operations before income taxes	$(74)	$2,356	$(1,610)	$(757)

(1)	Composed of interest cost, expected return on plan assets, amortization of actuarial gains and losses, amortization of prior service credits related to the U.S. Postretirement Benefit Plan and special termination benefits, curtailments and settlement components of pension and other postretirement benefit expenses, except for settlements in connection with the chapter 11 bankruptcy proceedings that are recorded in Reorganization items, net and curtailments and settlements included in Earnings (loss) from discontinued operations, net of income taxes in the Consolidated Statement of Operations.

(in millions)	Successor	Predecessor
	December 31,	December 31,	December 31,
	2013	2012	2011
Segment total assets:
Graphics, Entertainment and Commercial Films	$1,322	$1,350	$1,451
Digital Printing and Enterprise	681	524	549

Total of reportable segments	2,003	1,874	2,000
All Other	156	189	607
Cash and cash equivalents	844	1,135	861
Deferred income tax assets	102	545	509
Assets held for sale	95	578	699

Consolidated total assets	$3,200	$4,321	$4,676

	Successor	Predecessor
(in millions)	Four Months Ended December 31, 2013	Eight Months Ended August 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Intangible asset amortization expense from continuing operations:
Graphics, Entertainment and Commercial Films	$3	$7	$21	$33
Digital Printing and Enterprise	5	3	5	6

Consolidated total	$8	$10	$26	$39

	Successor	Predecessor
(in millions)	Four Months Ended December 31, 2013	Eight Months Ended August 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Depreciation expense from continuing operations:
Graphics, Entertainment and Commercial Films	$46	$61	$100	$106
Digital Printing and Enterprise	13	20	41	49

Sub-total	59	81	141	155

Other	8	6	29	56
Restructuring-related depreciation	—	4	12	10

Consolidated total	$67	$91	$182	$221

	Successor	Predecessor
(in millions)	Four Months Ended December 31, 2013	Eight Months Ended August 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Capital additions from continuing operations:
Graphics, Entertainment and Commercial Films	$13	$10	$14	$35
Digital Printing and Enterprise	8	6	18	47

Sub-total	21	16	32	82

Other	—	2	1	9

Consolidated total	$21	$18	$33	$91

	Successor	Predecessor
(in millions)	Four Months Ended December 31, 2013	Eight Months Ended August 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Net sales to external customers attributed to (1):
The United States	$236	$515	$852	$1,162

Europe, Middle East and Africa	$287	$548	$966	$1,225
Asia Pacific	207	330	660	808
Canada and Latin America	75	149	241	390

Non U.S. countries total	$569	$1,027	$1,867	$2,423

Consolidated total	$805	$1,542	$2,719	$3,585

(1)	Sales are reported in the geographic area in which they originate. The Company’s operations in Japan generated more than 10% of net sales in the year ended December 31, 2012, totaling $274 million. No other non-U.S. country generated more than 10% of net sales in the four months ended December 31, 2013, the eight months ended August 31, 2103 or the years ended December 31, 2012 and 2011.

	Successor	Predecessor
	December 31, 2013	December 31, 2012	December 31, 2011
(in millions)
Property, plant and equipment, net located in:
The United States	$378	$395	$519

Europe, Middle East and Africa	$91	$85	$112
Asia Pacific	83	96	134
Canada and Latin America	132	31	31

Non U.S. countries total (1)	$306	$212	$277

Consolidated total	$684	$607	$796

(1)	Of the total non U.S. property, plant and equipment in 2013, $113 million are located in Brazil and in 2011; $94 million are located in China. No other non U.S. country had greater than 10% of property, plant and equipment in 2013, 2012 or 2011.

NOTE 26: DISCONTINUED OPERATIONS

On the Effective Date, as a part of the Global Settlement and pursuant to the Amended SAPA, Kodak consummated the sale of certain assets of the Business to the KPP Purchasing Parties for net cash consideration, in addition to the assumption by the KPP Purchasing Parties of certain liabilities of the Business, of $325 million. Up to $35 million in aggregate of the purchase price is subject to repayment to KPP if the Business does not achieve certain annual adjusted EBITDA targets over the four-year period ending December 31, 2018. Certain assets and liabilities of the Business in certain jurisdictions were not transferred at the initial closing, which took place on the Effective Date, but are being transferred at a series of deferred closings in accordance with the Amended SAPA. Kodak is operating the Business related to the deferred closing jurisdictions, subject to certain covenants, until the applicable deferred closing occurs, and delivers to (or receives from) a KPP subsidiary at each deferred closing a true-up payment reflecting the actual economic benefit (or detriment) to the Business in the applicable deferred closing jurisdiction(s) from the time of the initial closing through the time of the applicable deferred closing. Up to the time of the deferred closing, the results of the operations of the Business are being reported as Earnings (loss) from discontinued operations, net of income taxes in the Consolidated Statement of Operations and the assets and liabilities of the Business are being categorized as Assets held for sale or Liabilities held for sale in the Consolidated Statement of Financial Position, as appropriate.

Kodak recognized a pre-tax loss on the sale of the Business of approximately $163 million during the third quarter 2013 predecessor period. The pre-tax loss excluded recognition of $64 million of non-refundable consideration related to the delayed closings, which non-refundable consideration was received on the Effective Date, and $35 million of contingent consideration, subject to repayment to KPP which was also received by Kodak on the Effective Date. The pre-tax loss includes the recognition of approximately $1.5 billion of unamortized pension losses previously reported in accumulated other comprehensive income.

On March 17, 2014 the KPP Purchasing Parties agreed to pay Kodak $20 million of incremental consideration ($13 million in March of 2014 and the remainder within one year of March 2014) in lieu of working capital adjustments contemplated by the Amended SAPA.

The following table summarizes the major classes of assets and liabilities related to the disposition of the Business which have been segregated and included in assets held for sale and liabilities held for sale in the Consolidated Statement of Financial Position:

(in millions)	Successor	Predecessor
	As of December 31, 2013	As of December 31, 2012
Receivables, net	$16	$180
Inventories, net	62	123
Property, plant and equipment, net	10	86
Goodwill	—	146
Other assets	7	43

Current assets held for sale	$95	$578

Trade payables	$24	$77
Miscellaneous payables and accruals	14	159
Pension liabilities	—	1,525
Other liabilities	—	12
Liabilities subject to compromise	—	8

Current liabilities held for sale	$38	$1,781

Discontinued operations of Kodak include the Business (excluding the consumer film business, for which Kodak has entered into an ongoing supply arrangement with one or more KPP Purchasing Parties), digital capture and devices business (exited in the third quarter of 2012), Kodak Gallery (exited in the third quarter of 2012), and other miscellaneous businesses.

The significant components of revenues and earnings (loss) from discontinued operations, net of income taxes are as follows:

	Successor	Predecessor
(in millions)	Four Months Ended December 31, 2013	Eight Months Ended August 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Revenues from Personalized and Document Imaging	$77	$738	$1,350	$1,508
Revenues from Digital Capture and Devices operations	—	6	36	659
Revenues from Kodak Gallery operations	—	—	29	85
Revenues from other discontinued operations	1	17	50	185

Total revenues from discontinued operations	$78	$761	$1,465	$2,437

Pre-tax earnings (loss) from Personalized and Document Imaging	$5	$(217)	$51	$53
Pre-tax earnings (loss) from Digital Capture and Devices operations	1	2	(78)	(54)
Pre-tax earnings (loss) from Kodak Gallery operations	—	1	4	(31)
Pre-tax (loss) earnings from other discontinued operations	—	(17)	(7)	30
(Provision) benefit for income taxes related to discontinued operations	(2)	96	(12)	(23)

Earnings (loss) from discontinued operations, net of income taxes	$4	$(135)	$(42)	$(25)

Kodak was required to use a portion of the proceeds from the divestiture of the Business to repay $200 million of the Junior DIP Credit Agreement. Interest expense on the debt that was required to be repaid as a result of the sale of the Personalized Imaging and Document Imaging businesses has therefore been allocated to discontinued operations ($0 and $14 million for the four months ended December 31, 2013 and the eight months ended August 31, 2013, respectively, and $19 million and $17 million for the years ended December 31, 2012, and December 31, 2011, respectively).

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

NOTE 27: QUARTERLY SALES AND EARNINGS DATA – UNAUDITED

	Successor				Predecessor
(in millions, except per share data)	4th Qtr.		September 1, 2013 through September 30, 2013		July 1, 2013 through August 31, 2013	2nd Qtr.		1st Qtr.
2013
Net sales from continuing operations	$607		$198		$365	$583		$594
Gross profit from continuing operations	96		22		85	133		150
(Loss) earnings from continuing operations	(51	)(5)	(31	)(4)	2,085 (3)	(208	)(2)	324 (1)
(Loss) earnings from discontinued operations (10)	(6)		10		(78)	(16)		(41)
Net (loss) earnings attributable to Eastman Kodak Company	(63)		(18)		2,007	(224)		283
Basic and diluted net (loss) earnings per share attributable to Eastman Kodak Company
Continuing operations	$(1.37)		$(0.67)		$7.65	$(0.76)		$1.19
Discontinued operations	(0.14)		0.24		(0.29)	(0.06)		(0.15)

Total	$(1.51)		$(0.43)		$7.36	$(0.82)		$1.04

	Predecessor
	4th Qtr.		3rd Qtr.		2nd Qtr.		1st Qtr.
2012
Net sales from continuing operations	$739		$660		$699		$621
Gross profit from continuing operations	103		75		101		14
(Loss) earnings from continuing operations	(420	)(9)	(322	)(8)	(297	)(7)	(298	)(6)
(Loss) earnings from discontinued operations (10)	18		10		(2)		(68)
Net (loss) earnings attributable to Eastman Kodak Company	(402)		(312)		(299)		(366)
Basic and diluted net (loss) earnings per share attributable to Eastman Kodak Company
Continuing operations	$(1.54)		$(1.19)		$(1.09)		$(1.10)
Discontinued operations	0.07		0.04		(0.01)		(0.25)

Total	$(1.47)		$(1.15)		$(1.10)		$(1.35)

(1)	Includes pre-tax licensing revenue of $535 million which increased net earnings from continuing operations by $530 million; restructuring charges of $13 million ($2 million included in Cost of sales and $11 million included in Restructuring costs and other), which decreased net earnings from continuing operations by $13 million; corporate components of pension and OPEB costs of $12 million (included in Cost of sales, SG&A, and R&D), which increased net earnings from continuing operations by $14 million; a pre-tax impairment charge of $77 million (included in Other operating expenses (income), net), which decreased net earnings from continuing operations by $55 million, gain on sales of assets of $34 million which increased net earnings from continuing operations by $28 million and $119 million of Reorganization items, net.
(2)	Includes pre-tax restructuring charges of $33 million ($4 million included in Cost of sales and $29 million included in Restructuring costs and other), which decreased net earnings from continuing operations by $31 million; corporate components of pension and OPEB costs of $14 million (included in Cost of sales, SG&A, and R&D), which increased net earnings from continuing operations by $14 million; and $72 million of Reorganization items, net.

(3)	Includes pre-tax corporate components of pension and OPEB costs of $16 million (included in Cost of sales, SG&A, and R&D), which increased net earnings from continuing operations by $16 million; and $2,217 million of income from Reorganization items, net.
(4)	Includes pre-tax corporate components of pension and OPEB costs of $13 million (included in Cost of sales, SG&A, and R&D), which increased net earnings from continuing operations by $13 million; and $5 million of Reorganization items, net.
(5)	Includes pre-tax restructuring charges of $13 million included in Restructuring costs and other which decreased net earnings by $12 million, pre-tax impairment charges of $8 million included in Other operating (expense) income which decreased net earnings by $8 million, corporate components of pension and OPEB costs of $54 million (included in Cost of sales, SG&A, and R&D), which increased net earnings from continuing operations by $54 million, gain on sales of assets of $6 million which increased net earnings from continuing operations by $5 million and $10 million of Reorganization items, net.
(6)	Includes pre-tax restructuring charges of $81 million ($1 million included in Cost of sales and $80 million included in Restructuring costs and other), which decreased net earnings from continuing operations by $77 million and $88 million of Reorganization items, net.
(7)	Includes pre-tax restructuring charges of $6 million ($2 million included in Cost of sales and $4 million included in Restructuring costs and other), which decreased net earnings from continuing operations by $6 million; corporate components of pension and OPEB costs of $5 million (included in Cost of sales, SG&A, and R&D) which decreased net earnings from continuing operations by $3 million and $160 million of Reorganization items, net.
(8)	Includes pre-tax restructuring charges of $120 million ($9 million included in Cost of sales and $111 million included in Restructuring costs and other), which decreased net earnings from continuing operations by $113 million; corporate components of pension and OPEB costs of $6 million (included in Cost of sales, SG&A, and R&D) which decreased net earnings from continuing operations by $3 million and $56 million of Reorganization items, net.
(9)	Includes pre-tax restructuring charges of $25 million ($5 million included in Cost of sales and $20 million included in Restructuring costs and other), which decreased net earnings from continuing operations by $30 million; corporate components of pension and OPEB costs of $8 million (included in Cost of sales, SG&A, and R&D), which increased net earnings from continuing operations by $9 million, $35 million associated with the termination of a supply agreement which increased net earnings from continuing operations by $35 million, gain on sale of assets of $50 million which increased net earnings from continuing operations by $33 million and $539 million of Reorganization items, net.
(10)	Refer to Note 26, “Discontinued Operations,” in the Notes to Financial Statements for a discussion regarding discontinued operations.

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

Evaluation of Disclosure Controls and Procedures

Kodak maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in Kodak’s reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including Kodak’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Kodak’s management, with participation of Kodak’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Kodak’s disclosure controls and procedures as of the end of the fiscal year covered by this Annual Report on Form 10-K. Kodak’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, Kodak’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Management assessed the effectiveness of Kodak’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework.” Based on management’s assessment using the COSO criteria, management has concluded that Kodak’s internal control over financial reporting was effective as of December 31, 2013. The effectiveness of Kodak’s internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, Kodak’s independent registered public accounting firm, as stated in their report which appears on page 50 of this Annual Report on Form 10-K.

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

The information required by Item 10 regarding directors is incorporated by reference from the information under the caption “Board Structure and Corporate Governance—Board of Directors” in the Company’s Notice of 2014 Annual Meeting and Proxy Statement (the “Proxy Statement”), which will be filed within 120 days after December 31, 2013. The information required by Item 10 regarding audit committee financial expert disclosure is incorporated by reference from the information under the caption “Board Structure and Corporate Governance—Audit and Finance Committee” in the Proxy Statement. The information required by Item 10 regarding executive officers is contained in Part I under the caption “Executive Officers of the Registrant” on page 17. The information required by Item 10 regarding the Company’s written code of ethics is incorporated by reference from the information under the captions “Board Structure and Corporate Governance—Corporate Governance Overview” and “Board Structure and Corporate Governance—Business Conduct Guide and Directors’ Code of Conduct” in the Proxy Statement. The information required by Item 10 regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the information under the caption “Security Ownership of Certain Beneficial Owners and Management and Stockholder Matters—Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the information under the following captions in the Proxy Statement: “Board Structure and Corporate Governance” and “Executive Compensation—Compensation Discussion and Analysis.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 12 is incorporated by reference from the information under the captions “Security Ownership of Certain Beneficial Owners and Management and Stockholder Matters “” in the Proxy Statement. “Securities Outstanding under Shareholder and Non-Shareholder Approved Plans” is shown below:

SECURITIES OUTSTANDING UNDER SHAREHOLDER APPROVED PLANS

As required by Item 201(d) of Regulation S-K, the Company has granted restricted stock units of 373,460, under equity compensation plans that have been approved by security holders and that have not been approved by security holders as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans not approved by security holders (1)	373,460	N/A	4,365,977

(1)	The Company’s equity compensation plan not approved by security holders is the 2013 Omnibus Long-Term Compensation Plan which was approved by the Bankruptcy Court pursuant to the Plan of Reorganization, the material terms of which were summarized in the Company’s Report on Form 8-K filed on September 10, 2013, and a copy of which was filed with the Report on Form 10-Q for the period ending September 30, 2013 and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference from the information under the captions “Executive Compensation—Employment and Retention Arrangements” and “Board Structure and Corporate Governance—Board Independence” in the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 regarding principal auditor fees and services is incorporated by reference from the information under the caption “Committee Reports—Report of the Audit Committee” and “Principal Accounting Fees and Services” in the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Page
(a) 1. Consolidated financial statements:
Report of independent registered public accounting firm	50
Consolidated statement of operations	51
Consolidated statement of comprehensive (loss) income	52
Consolidated statement of financial position	53
Consolidated statement of equity (deficit)	54-56
Consolidated statement of cash flows	57-58
Notes to financial statements	59-130
2. Financial statement schedule:

II—Valuation and qualifying accounts	135

All other schedules have been omitted because they are not applicable or the information required is shown in the financial statements or notes thereto.

3. Additional data required to be furnished:

Exhibits required as part of this report are listed in the index appearing on pages 137 through 141.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTMAN KODAK COMPANY
(Registrant)

By:	/s/ Jeffrey J. Clarke
Jeffrey J. Clarke
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature		Title
By:	/s/ Jeffrey J. Clarke	Chief Executive Officer and Director
	Jeffrey J. Clarke	(Principal Executive Officer)

By:	/s/ Rebecca A. Roof	Interim Chief Financial Officer
Rebecca A. Roof

By:	/s/ Eric H. Samuels	Chief Accounting Officer and Corporate Controller
	Eric H. Samuels	(Principal Accounting Officer)

By:	/s/ Mark S. Burgess	Director
Mark S. Burgess

By:	/s/ James V. Continenza	Chairman
James V. Continenza

By:	/s/ Matthew A. Doheny	Director
Matthew A. Doheny

By:	/s/ John A. Janitz	Director
John A. Janitz

By:	/s/ George Karfunkel	Director
George Karfunkel

By:	/s/ Jason New	Director
Jason New

By:	/s/ William G. Parrett	Director
William G. Parrett

By:	/s/ Derek S. Smith	Director
Derek S. Smith

Date: March 19, 2014

Schedule II

Eastman Kodak Company

Valuation and Qualifying Accounts

	Balance at	Charges to	Amounts	Balance at
	Beginning	Earnings	Written	End of
(in millions)	Of Period	and Equity	Off	Period
Four Months ended December 31, 2013 (Successor)
Deducted in the Statement of Financial Position:
From Current Receivables:
Reserve for doubtful accounts	$—	$6	$—	$6
Reserve for loss on returns and allowances	3	2	2	3

Total	$3	$8	$2	$9

In connection with the application of fresh start accounting on September 1, 2013, the carrying value of trade receivables was adjusted to fair value, eliminating the reserve for doubtful accounts.

From Deferred Tax Assets:
Valuation allowance	$1,273	$157	$477	$953

Eight Months ended August 31, 2013 (Predecessor)
Deducted in the Statement of Financial Position:
From Current Receivables:
Reserve for doubtful accounts	$30	$—	$8	$22
Reserve for loss on returns and allowances	5	3	5	3

Total	$35	$3	$13	$25

From Deferred Tax Assets:
Valuation allowance	$2,838	$180	$1,745	$1,273

Year ended December 31, 2012 (Predecessor)
Deducted in the Statement of Financial Position:
From Current Receivables:
Reserve for doubtful accounts	$27	$12	$9	$30
Reserve for loss on returns and allowances	11	10	16	5

Total	$38	$22	$25	$35

From Deferred Tax Assets:
Valuation allowance	$2,560	$807	$529	$2,838

Year ended December 31, 2011 (Predecessor)
Deducted in the Statement of Financial Position:
From Current Receivables:
Reserve for doubtful accounts	$44	$7	$24	$27
Reserve for loss on returns and allowances	12	21	22	11

Total	$56	$28	$46	$38

From Deferred Tax Assets:
Valuation allowance	$2,335	$505	$280	$2,560

Eastman Kodak Company

Index to Exhibits

Exhibit
Number

(2.1)	Confirmation Order from the United States Bankruptcy Court for the Southern District of New York Confirming the First Amended Joint Chapter 11 Plan of Reorganization, dated August 23, 2013.

(Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K as filed on August 29, 2013).

(2.2)	First Amended Joint Chapter 11 Plan of Reorganization of Eastman Kodak Company and its Debtor Affiliates.

(Incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K as filed on August 29, 2013).

(2.3)	Amended and Restated Stock and Asset Purchase Agreement between Eastman Kodak Company, Qualex, Inc., Kodak (Near East), Inc., KPP Trustees Limited, as Trustee for the Kodak Pension Plan of the United Kingdom, and, solely for purposes of Section 11.4, KPP Holdco Limited, dated August 30, 2013.

(Incorporated by reference to Exhibit 2.3 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 as filed on November 12, 2013).

(3.1)	Second Amended and Restated Certificate of Incorporation.

(Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 as filed on September 3, 2013).

(3.2)	Second Amended and Restated By-Laws.

(Incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-8 as filed on September 3, 2013).

(4.1)	Registration Rights Agreement between Eastman Kodak Company and certain stockholders listed on Schedule 1 thereto, dated September 3, 2013.

(Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form 8-A as filed on September 3, 2013).

(4.2)	Warrant Agreement between Eastman Kodak Company and ComputerShare Trust Company, N.A. and ComputerShare Inc. as Warrant Agent, dated September 3, 2013.

(Incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form 8-A as filed on September 3, 2013).

*(10.1)	Eastman Kodak Company 2013 Omnibus Incentive Plan.

(Incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8 as filed on September 3, 2013).

*(10.2)	Eastman Kodak 2013 Omnibus Incentive Plan Form of Executive Restricted Stock Unit Award Agreement.

(Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 as filed on November 12, 2013).

*(10.3)	Eastman Kodak Company 2013 Omnibus Incentive Plan Form of Director Restricted Stock Unit Award Agreement, filed herewith.

#(10.4)	Credit Agreement dated September 3, 2013 among Eastman Kodak Company as Borrower, the guarantors named therein as Grantors, the lenders named therein as Lenders, Bank of America, N.A. as Administrative and Collateral Agent, Barclays Bank PLC as Syndication Agent and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Bank PLC and J.P. Morgan Securities LLC as Joint Lead Arrangers and Joint Bookrunners.

(Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 as filed on November 12, 2013).

#(10.5)	Security Agreement dated September 3, 2013 from the grantors referred to therein as Grantors to Bank of America, N.A. as Agent.

(Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 as filed on November 12, 2013).

(10.6)	Intercreditor Agreement dated September 3, 2013 among Bank of America, N.A. as Representative with respect to the ABL Credit Agreement, JPMorgan Chase Bank, N.A. as Representative with respect to the Senior Term Loan Agreement, Barclays Bank PLC, as Representative with respect to the Junior Term Loan Agreement, Eastman Kodak Company and the other grantors party thereto.

(Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 as filed on November 12, 2013).

#(10.7)	Senior Secured First Lien Term Credit Agreement dated September 3, 2013 among Eastman Kodak Company, as the Borrower, the lenders party hereto, JPMorgan Chase Bank, N.A. as Administrative Agent, and J.P. Morgan Securities LLC, Barclays Bank PLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arrangers and Joint Bookrunners.

(Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 as filed on November 12, 2013).

#(10.8)	Guarantee and Collateral Agreement dated September 3, 2013 from the grantors referred to therein as Grantors to JPMorgan Chase Bank, N.A. as Administrative Agent.

(Incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 as filed on November 12, 2013).

#(10.9)	Senior Secured Second Lien Term Credit Agreement dated September 3, 2013, among Eastman Kodak Company, as the Borrower and the lenders party thereto, Barclays Bank PLC, as Administrative Agent and J.P. Morgan Securities LLC, Barclays Bank PLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arrangers and Joint Bookrunners.

(Incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 as filed on November 12, 2013).

#(10.10)	Guarantee and Collateral Agreement dated September 3, 2013 from the grantors referred to therein as Grantors to Barclays Bank PLC as Administrative Agent.

(Incorporated by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 as filed on November 12, 2013).

(10.11)	Amended and Restated Settlement Agreement (Eastman Business Park) between Eastman Kodak Company, the New York State Department of Environmental Conservation, and the New York State Urban Development Corporation d/b/a Empire State Development, dated August 6, 2013.

(Incorporated by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 as filed on November 12, 2013).

*#(10.12)	Management Agreement with Douglas J. Edwards, dated September 3, 2013.

(Incorporated by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 as filed on November 12, 2013).

*(10.13)	Management Agreement with Antonio M. Perez, dated September 3, 2013.

(Incorporated by reference to Exhibit 10.12 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 as filed on November 12, 2013).

*#(10.14)	Management Agreement with Laura G. Quatela, dated September 3, 2013.

(Incorporated by reference to Exhibit 10.13 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 as filed on November 12, 2013).

*#(10.15)	Management Agreement with Patrick M. Sheller, dated September 3, 2013.

(Incorporated by reference to Exhibit 10.14 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 as filed on November 12, 2013).

*(10.16)	Management Agreement with Brad Kruchten, dated September 3, 2013, filed herewith.

(10.17)	Settlement Agreement between Eastman Kodak Company, Kodak Limited, Kodak International Finance Limited, Kodak Polychrome Graphics Finance UK Limited, and the KPP Trustees Limited, as trustee for the Kodak Pension Plan of the United Kingdom, dated April 26, 2013.

(Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 as filed on August 7, 2013).

(10.17)	Backstop Commitment Agreement among Eastman Kodak Company and the Backstop Parties party thereto, dated June 18, 2013.

(Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 as filed on August 7, 2013).

*(10.18)	Eastman Kodak Company Executive Compensation for Excellence and Leadership Plan, dated January 1, 2013.

(Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 as filed on August 7, 2013).

*(10.19)	Form of Eastman Kodak Company Administrative Guide for the 2013 Performance Period under the Executive Compensation for Excellence and Leadership Plan.

(Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 as filed on August 7, 2013).

*(10.20)	Philip J. Faraci Letter Agreement dated November 3, 2004.

(Incorporated by reference to Exhibit 10 A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 as filed on March 2, 2006).

*(10.21)	Amendment dated February 28, 2007 to Philip J. Faraci Letter Agreement dated November 3, 2004.

(Incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K as filed on March 1, 2007).

*(10.22)	Second Amendment dated December 9, 2008 to Philip J. Faraci Letter Agreement dated November 3, 2004.

(Incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 as filed on February 27, 2009).

*(10.23)	Eastman Kodak Company Deferred Compensation Plan for Directors dated December 26, 2013, filed herewith.

(10.24)	Patent Sale Agreement between Eastman Kodak Company and Intellectual Ventures Fund 83 LLC dated December 18, 2012.

(Incorporated by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 as filed on March 11, 2013).

(10.25)	Amendment Agreement, dated March 13, 2013.

(Incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 as filed on April 29, 2013).

(10.26)	Amended and Restated Debtor-in-Possession Credit Agreement, dated March 22, 2013.

(Incorporated by reference to Exhibit 4.3 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 as filed on April 29, 2013).

#(10.27)	Amended and Restated Security Agreement, dated March 22, 2013.

(Incorporated by reference to Exhibit 4.4 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 as filed on April 29, 2013

#(10.28)	Junior Debtor-in-Possession Loan Agreement, dated March 22, 2013.

(Incorporated by reference to Exhibit 4.5 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 as filed on April 29, 2013).

#(10.29)	Junior Debtor-in-Possession Security Agreement, dated March 22, 2013.

(Incorporated by reference to Exhibit 4.6 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 as filed on April 29, 2013).

(10.30)	Intercreditor Agreement, dated March 22, 2013.

(Incorporated by reference to Exhibit 4.7 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 as filed on April 29, 2013).

(10.31)	Debtor-in-Possession Credit Agreement dated January 20, 2012.

(Incorporated by reference to Exhibit 4.22 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 as filed on February 29, 2012).

(10.32)	Amendment No. 1 to Debtor-in-Possession Credit Agreement dated January 25, 2012.

(Incorporated by reference to Exhibit 4.23 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 as filed on February 29, 2012).

(10.33)	Amendment No. 2 to Debtor-in-Possession Credit Agreement, Amendment No. 1 to U.S. Security Agreement, and Amendment No. 1 to Canadian Security Agreement.

(Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K as filed on March 6, 2012).

(10.34)	Amendment No. 3 to the Debtor-in-Possession Credit Agreement dated as of April 26, 2012.

(Incorporated by reference to Exhibit 4.13 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 as filed on August 3, 2012).

(10.35)	Amendment No. 5 to Debtor-in-Possession Credit Agreement, dated as of February 6, 2013, among Eastman Kodak Company and Kodak Canada Inc., as Borrowers, certain subsidiaries of the Company as Guarantors, certain lenders and Citicorp North America, Inc. as Agent and Co-Collateral Agent and Wells Fargo Capital Finance, LLC as Co-Collateral Agent.

(Incorporated by reference to Exhibit 4.13 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012).

(12)	Statement regarding Computation of Ratio of Earnings to Fixed Charges, filed herewith.

(21)	Subsidiaries of Eastman Kodak Company, filed herewith.

(23)	Consent of Independent Registered Public Accounting Firm, filed herewith.

(31.1)	Certification signed by Jeffrey J. Clarke, filed herewith.

(31.2)	Certification signed by Rebecca A. Roof, filed herewith.

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Jeffrey J. Clarke, filed herewith.

(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Rebecca A. Roof, filed herewith.

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase.

(101.INS)	XBRL Instance Document.

(101.LAB)	XBRL Taxonomy Extension Label Linkbase.

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase.

(101.SCH)	XBRL Taxonomy Extension Scheme Linkbase.

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase.

* -	Management contract or compensatory plan or arrangement.
# -	Eastman Kodak Company was granted confidential treatment for certain information contained in this exhibit. Such information was filed separately with the Securities and Exchange Commission pursuant to an application for confidential treatment under 17 C.F.R. §§ 200.80(b)(4) and 240.24b-2.