Form 10-Q
period 2014-03-31
EASTMAN KODAK CO
filed 2014-05-06
CIK 31235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

or

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]   No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Title of each Class	Number of Shares Outstanding at May 1, 2014
Common Stock, $0.01 par value	41,681,642

EASTMAN KODAK COMPANY
Form 10-Q
March 31, 2014

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

EASTMAN KODAK COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

(in millions, except per share data)

	Three Months Ended
	March 31,
	Successor	Predecessor
	2014	2013
Revenues
Sales	$387	$489
Services	95	105
Total revenues	482	594
Cost of revenues
Sales	322	361
Services	74	84
Total cost of revenues	396	445
Gross profit	86	149
Selling, general and administrative expenses	87	118
Research and development costs	27	25
Restructuring costs and other	13	11
Other operating income, net	-	(494)
(Loss) earnings from continuing operations before interest expense, other income (charges), net, reorganization items, net and income taxes	(41)	489
Interest expense	16	24
Loss on early extinguishment of debt	-	6
Other income (charges), net	2	(8)
Reorganization items, net	5	120
(Loss) earnings from continuing operations before income taxes	(60)	331
(Benefit) provision for income taxes	(7)	7
(Loss) earnings from continuing operations	(53)	324
Earnings (loss) from discontinued operations, net of income taxes	19	(41)
Net (loss) earnings	(34)	283
Less: Net income attributable to noncontrolling interests	2	-
NET (LOSS) EARNINGS ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$(36)	$283
Basic and diluted net (loss) earnings per share attributable to Eastman Kodak Company common shareholders:
Continuing operations	$(1.32)	$1.19
Discontinued operations	0.46	(0.15)
Total	$(0.86)	$1.04

Number of common shares used in basic and diluted net (loss) earnings per share	41.7	272.5

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

(in millions)

	Three Months Ended
	March 31,
	Successor	Predecessor
	2014	2013
NET (LOSS) EARNINGS	$(34)	$283
Other comprehensive (loss) income, net of tax:
Currency translation adjustments	1	31
Pension and other postretirement benefit plan obligation activity, net of tax of $0 and $7 for the three months ended March 31, 2014 and 2013, respectively	-	41
Total comprehensive (loss) income, net of tax	(33)	355
Less: comprehensive income attributable to noncontrolling interest	2	-
COMPREHENSIVE (LOSS) INCOME, NET OF TAX ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$(35)	$355

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
CONSOLIDATED STATEMENT OF FINANCIAL POSITION (Unaudited)

(in millions)

	As of	As of
	March 31,	December 31,
	2014	2013
ASSETS
Current Assets
Cash and cash equivalents	$809	$844
Receivables, net	486	571
Inventories, net	399	358
Deferred income taxes	53	48
Assets held for sale	109	95
Other current assets	82	55
Total current assets	1,938	1,971
Property, plant and equipment, net of accumulated depreciation of $116 and $67, respectively	643	684
Goodwill	96	88
Intangible assets, net of accumulated amortization of $15 and $8, respectively	212	219
Restricted cash	48	79
Deferred income taxes	44	54
Other long-term assets	101	105
TOTAL ASSETS	$3,082	$3,200
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable, trade	$263	$281
Current portion of long-term debt	4	4
Liabilities held for sale	38	38
Other current liabilities	534	562
Total current liabilities	839	885
Long-term debt, net of current portion	673	674
Pension and other postretirement liabilities	541	572
Other long-term liabilities	413	421
Total Liabilities	2,466	2,552

Commitments and Contingencies (Note 5)

Equity
Common stock, $0.01 par value	-	-
Additional paid in capital	614	613
Accumulated deficit	(117)	(81)
Accumulated other comprehensive income	100	99
	597	631
Less: Treasury stock, at cost	(3)	(3)
Total Eastman Kodak Company shareholders’ equity	594	628
Noncontrolling interests	22	20
Total equity	616	648
TOTAL LIABILITIES AND EQUITY	$3,082	$3,200

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(in millions)

	Three Months Ended
	March 31,
	Successor	Predecessor
	2014	2013
Cash flows from operating activities:
Net (loss) earnings	$(36)	$283
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	56	41
Net gain on sales of businesses/assets	(21)	(569)
Loss on early extinguishment of debt	-	6
Non-cash restructuring costs, asset impairments and other charges	1	80
Non-cash reorganization items, net	-	62
Benefit for deferred income taxes	(10)	(14)
Decrease in receivables	90	65
(Increase) decrease in inventories	(41)	2
Decrease in liabilities excluding borrowings	(84)	(239)
Other items, net	1	24
Total adjustments	(8)	(542)
Net cash used in operating activities	(44)	(259)
Cash flows from investing activities:
Additions to properties	(4)	(3)
Proceeds from sales of businesses/assets	14	534
Use of restricted cash	6	1
Marketable securities - sales	-	15
Marketable securities - purchases	-	(17)
Net cash provided by investing activities	16	530
Cash flows from financing activities:
Repayment of emergence credit facilities	(1)	-
Proceeds from Junior DIP Credit Agreement	-	450
Repayment of term loans under Original Senior DIP Credit Agreement	-	(664)
Net cash used in financing activities	(1)	(214)
Effect of exchange rate changes on cash	(6)	(18)
Net (decrease) increase in cash and cash equivalents	(35)	39
Cash and cash equivalents, beginning of period	844	1,135
Cash and cash equivalents, end of period	$809	$1,174

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
NOTES TO FINANCIAL STATEMENTS (Unaudited)

NOTE 1: BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

BASIS OF PRESENTATION

The consolidated interim financial statements are unaudited, and certain information and footnote disclosures related thereto normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results of operations, financial position and cash flows of Eastman Kodak Company (“EKC” or the “Company”) and all companies directly or indirectly controlled, either through majority ownership or otherwise (collectively, “Kodak”). The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year. These consolidated interim financial statements should be read in conjunction with Kodak’s Annual Report on Form 10-K for the year ended December 31, 2013.

Effective August 31, 2013, Kodak sold certain utilities and related facilities and entered into utilities supply and servicing arrangements with RED-Rochester, LLC (“RED”), a variable interest entity (“VIE”). Kodak determined that it was the primary beneficiary of the VIE. Therefore, Kodak consolidates RED’s assets, liabilities and results of operations.  Consolidated assets and liabilities of RED are $85 million and $5 million, respectively, as of March 31, 2014 and $85 million and $3 million, respectively, as of December 31, 2013.  RED’s equity in those net assets as of March 31, 2014 and December 31, 2013 is $21 million and $18 million, respectively.  The results of operations and cash flows of RED are immaterial to Kodak.  RED’s results of operations are reflected in net income attributable to noncontrolling interest in the accompanying Consolidated Statement of Operations.

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

Upon emergence from bankruptcy on September 3, 2013, Kodak applied the provisions of fresh start accounting which resulted in Kodak becoming a new entity for financial reporting purposes.  Kodak applied fresh start accounting as of September 1, 2013.  Accordingly, the consolidated financial statements on or after September 1, 2013 are not comparable to the consolidated financial statements prior to that date. References to “Successor” or “Successor Company” relate to the reorganized Kodak subsequent to September 3, 2013.  References to “Predecessor” or “Predecessor Company” relate to Kodak prior to September 3, 2013.

Reclassifications and Adjustments
Certain amounts for prior periods have been reclassified to conform to the current period classification due to the presentation of discontinued operations and for a change in the segment measure of profitability.

In the first quarter of 2014, Kodak increased the value of goodwill determined as part of fresh start accounting by $8 million to correct for a liability that should have been recorded at emergence.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08 (“ASU 2014-08”), “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360).”  ASU 2014-08 defines a discontinued operation as a disposal of a component (or group of components) of an entity that was disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. A business activity that, upon acquisition, qualifies as held for sale will also be a discontinued operation.  Presentation as a discontinued operation will no longer be precluded if there are operations and cash flows of the component that have not been eliminated from ongoing operations or if there is significant continuing involvement with the component.  ASU 2014-08 introduces several new disclosures including disclosing cash flow information of discontinued operations either in the statement of cash flows or in a note, expanded disclosure when an entity retains a significant continuing involvement with a discontinued operation as well as for disposals of individually material components that do not qualify as discontinued operations.  The amendments in the update are effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014 (January 1, 2015 for Kodak) to new disposals and new classifications of disposal groups as held for sale after the effective date. Early adoption will be permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued. Kodak does not expect the adoption of this guidance to have a material impact on its Consolidated Financial Statements.

NOTE 2: REORGANIZATION ITEMS, NET

A summary of reorganization items, net is presented in the following table:
	Three Months Ended
	March 31,
	Successor	Predecessor
(in millions)	2014	2013
Professional fees	$5	$58
Provision for expected allowed claims	-	62
Reorganization items, net	$5	$120
Cash payments for reorganization items	$8	$43

Costs directly attributable to the implementation of the plan of reorganization are reported as Reorganization items, net.

NOTE 3: RECEIVABLES, NET
	As of
	March 31,	December 31,
(in millions)	2014	2013
Trade receivables	$396	$473
Miscellaneous receivables	90	98
Total (net of allowances of $7 and $6 as of March 31, 2014 and December 31, 2013, respectively)	$486	$571

Approximately $30 million and $39 million of the total trade receivable amounts as of March 31, 2014 and December 31, 2013, respectively, will potentially be settled through customer deductions in lieu of cash payments. Such deductions represent rebates owed to customers and are included in Other current liabilities in the accompanying Consolidated Statement of Financial Position.

NOTE 4: INVENTORIES, NET
	As of
	March 31,	December 31,
(in millions)	2014	2013
Finished goods	$205	$185
Work in process	100	94
Raw materials	94	79
Total	$399	$358

NOTE 5: COMMITMENTS AND CONTINGENCIES

Environmental

Kodak’s undiscounted accrued liabilities for future environmental investigation, remediation and monitoring costs are composed of the following items:
	As of
	March 31,	December 31,
(in millions)	2014	2013
Eastman Business Park site, Rochester, NY	$49	$49
Other current operating sites	8	8
Sites associated with former operations	12	13
Sites associated with the non-imaging health businesses sold in 1994	11	12
Total	$80	$82

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

On June 17, 2013 the Company, the New York State Department of Environmental Conservation and the New York State Urban Development Corporation, d/b/a Empire State Development entered into a settlement agreement, subsequently amended on August 6, 2013 (the “Amended EBP Settlement Agreement”).  The Amended EBP Settlement Agreement includes a settlement of certain of the Company’s historical environmental liabilities at EBP through the establishment of the $49 million EBP Trust.  Upon implementation of the Amended EBP Settlement Agreement, (i) the EBP Trust will be responsible for investigation and remediation at EBP arising from the Company’s historical subsurface environmental liabilities in existence prior to the effective date of the EBP Settlement, (ii) the Company will fund the EBP Trust with a $49 million payment and transfer of certain equipment and fixtures used for remediation at EBP, and (iii) in the event the historical liabilities exceed $99 million, the Company will become liable for 50% of the portion above $99 million.  At emergence, approximately $31 million was already held in a separate trust to support the environmental liabilities related to EBP, and an escrow account of $18 million was established for the balance of the trust obligation. The Amended EBP Settlement Agreement is not yet effective and is subject to the satisfaction or waiver of certain conditions including a covenant not to sue from the U.S. Environmental Protection Agency (“EPA”).  On March 12, 2014, the United States Department of Justice filed with the Bankruptcy Court a proposed settlement agreement between the Company and the EPA that contains a covenant not to sue from the EPA.  The settlement agreement is subject to Bankruptcy Court approval.  The deadline for implementation of the Amended EBP Settlement Agreement is May 15, 2014.

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

Other Commitments and Contingencies

As of March 31, 2014, the Company had outstanding letters of credit of $125 million issued under the Asset Based Revolving Credit Agreement (the “ABL Credit Agreement”), as well as bank guarantees and letters of credit of $8 million, surety bonds in the amount of $22 million, and cash deposits of $107 million, primarily to ensure the payment of possible casualty and workers’ compensation claims, environmental liabilities at EBP as noted above, legal contingencies, rental payments, foreign exchange contracts and to support various customs, tax and trade activities. The cash deposits are recorded within Restricted cash and Other current assets in the Consolidated Statement of Financial Position.

Kodak’s Brazilian operations are involved in governmental assessments of indirect and other taxes in various stages of litigation, primarily related to federal and state value-added taxes. Kodak is disputing these matters and intends to vigorously defend its position. Kodak routinely assesses all these matters as to the probability of ultimately incurring a liability in its Brazilian operations and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable. As of March 31, 2014, the unreserved portion of these contingencies, inclusive of any related interest and penalties, for which there was at least a reasonable possibility that a loss may be incurred, amounted to approximately $40 million.

In connection with assessments in Brazil, local regulations may require Kodak to post security for a portion of the amounts in dispute. As of March 31, 2014, Kodak has posted security composed of $10 million of pledged cash reported within Restricted cash in the Consolidated Statement of Financial Position and liens on certain Brazilian assets with a net book value of approximately $104 million.  Generally, any encumbrances on the Brazilian assets would be removed to the extent the matter is resolved in Kodak's favor.

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

 NOTE 6: GUARANTEES

Kodak guarantees debt and other obligations of certain customers. The debt and other obligations are primarily due to banks and leasing companies in connection with financing of customers’ purchases of equipment and product from Kodak. At March 31, 2014, the maximum potential amount of future payments (undiscounted) that Kodak could be required to make under these customer-related guarantees was $13 million. At March 31, 2014, the carrying amount of any liability related to these customer guarantees was not material.

The customer financing agreements and related guarantees, which mature between 2014 and 2019, typically have a term of 90 days for product and short-term equipment financing arrangements, and up to five years for long-term equipment financing arrangements.  These guarantees would require payment from Kodak only in the event of default on payment by the respective customer.  In some cases, particularly for guarantees related to equipment financing, Kodak has collateral or recourse provisions to recover and sell the equipment to reduce any losses that might be incurred in connection with the guarantees.  However, any proceeds received from the liquidation of these assets would not cover the maximum potential loss under these guarantees.

EKC also guarantees obligations to third parties for some of its consolidated subsidiaries. The maximum amount guaranteed, and the outstanding amount for those guarantees, is $80 million.

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

The change in Kodak’s accrued warranty obligations balance, which is reflected in Other current liabilities in the accompanying Consolidated Statement of Financial Position, was as follows:

(in millions)

Accrued warranty obligations as of December 31, 2013	$13
Actual warranty experience during 2014	(5)
2014 warranty provisions	2
Accrued warranty obligations as of March 31, 2014	$10

Kodak also offers its customers extended warranty arrangements that are generally one year, but may range from three months to three years after the original warranty period. Kodak provides repair services and routine maintenance under these arrangements. Kodak has not separated the extended warranty revenues and costs from the routine maintenance service revenues and costs, as it is not practicable to do so. Therefore, these revenues and costs have been aggregated in the discussion that follows. The change in Kodak’s deferred revenue balance in relation to these extended warranty and maintenance arrangements from December 31, 2013 to March 31, 2014, which is reflected in Other current liabilities in the accompanying Consolidated Statement of Financial Position, was as follows:

(in millions)

Deferred revenue on extended warranties as of December 31, 2013	$30
New extended warranty and maintenance arrangements in 2014	51
Recognition of extended warranty and maintenance arrangement revenue in 2014	(52)
Deferred revenue on extended warranties as of March 31, 2014	$29

NOTE 7: OTHER OPERATING INCOME, NET
	Three Months Ended
	March 31,
	Successor	Predecessor
(in millions)	2014	2013
(Income) expenses:
Gain on sale of digital imaging patent portfolio	$-	$(535)
Goodwill impairment (1)	-	77
Gain on sale of property in Mexico (2)	-	(34)
Other	-	(2)
Total	$-	$(494)

(1)
Kodak recorded an impairment charge of $77 million related to the Intellectual Property and Brand Licensing reporting unit related to the sale of its digital imaging patents during the first quarter of 2013.

(2)
In March 2012, Kodak sold a property in Mexico for approximately $41 million and leased back the property for a one-year term.  The pre-tax gain on the property sale of approximately $34 million was deferred due to Kodak’s continuing involvement in the property for the remainder of the lease term.  In March 2013, the deferred gain was recognized as the lease term expired.

 NOTE 8: INCOME TAXES

Kodak’s income tax (benefit) provision and effective tax rate were as follows:
	Three Months Ended
	March 31,
	Successor	Predecessor
(in millions)	2014	2013
(Loss) earnings from continuing operations before income taxes	$(60)	$331
Effective tax rate	11.7%	2.1%
(Benefit) provision for income taxes	(7)	7
(Benefit) provision for income taxes @ 35%	(21)	116
Difference between tax at effective vs. statutory rate	$14	$(109)

For the three months ended March 31, 2014, the difference between the Company’s recorded benefit and the benefit that would result from applying the U.S. statutory rate of 35.0% is primarily attributable to: (1) losses generated within the U.S. and certain jurisdictions outside the U.S. for which no benefit was recognized due to management’s conclusion that it was more likely than not that the tax benefits would not be realized, (2) a benefit as a result of Kodak reaching a settlement with a taxing authority in a location outside the U.S. related to withholding taxes, and (3) a benefit associated with foreign withholding taxes on undistributed earnings.

For the three months ended March 31, 2013, the difference between the Company’s recorded provision and the provision that would result from applying the U.S. statutory rate of 35.0% is primarily attributable to: (1) income within the U.S. for which no provision was recognized offset by losses in certain jurisdictions outside the U.S. for which no benefit was recognized due to management’s conclusion that it was more likely than not that the tax benefits would not be realized, (2) a provision associated with withholding taxes on the sale of intellectual property, (3) a benefit associated with the tax impact of the goodwill impairment recognized during the quarter and (4) changes in audit reserves.

NOTE 9: RESTRUCTURING LIABILITIES

Charges for restructuring activities are recorded in the period in which Kodak commits to a formalized restructuring plan, or executes the specific actions contemplated by the plan, and all criteria for liability recognition under the applicable accounting guidance have been met. Restructuring actions taken in the first three months of 2014 were initiated to reduce Kodak’s cost structure as part of its commitment to drive sustainable profitability and included manufacturing capacity reductions in the U.S. and various targeted reductions in service, sales, research and development and other administrative functions.

Restructuring Reserve Activity

The activity in the accrued balances and the non-cash charges and credits incurred in relation to restructuring activities for the three months ended March 31, 2014 were as follows:

			Long-lived Asset
		Exit	Impairments and
	Severance	Costs	Inventory
(in millions)	Reserve	Reserve	Write-downs	Total
Balance as of December 31, 2013	$26	$8	$-	34

Q1 2014 charges - continuing operations	11	1	1	13
Q1 utilization/cash payments	(11)	(3)	(1)	(15)
Balance as of March 31, 2014	$26	$6	$-	$32

For the three months ended March 31, 2014, the $13 million of charges were reported as Restructuring costs and other in the accompanying Consolidated Statement of Operations. The severance and exit costs reserves require the outlay of cash, while long-lived asset impairments and inventory write-downs represent non-cash items.

The severance costs related to the elimination of approximately 200 positions, including approximately 125 manufacturing/service positions, 25 research and development positions and 50 administrative positions. The geographic composition of these positions includes approximately 150 in the United States and Canada, and 50 throughout the rest of the world.

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

NOTE 10: RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of the net periodic benefit cost for all major U.S. and Non-U.S. defined benefit plans are as follows:
	Three Months Ended
	March 31,
	Successor		Predecessor
(in millions)	2014		2013
	U.S.	Non-U.S.	U.S.	Non-U.S.
Major defined benefit plans:
Service cost	$4	$2	$8	$2
Interest cost	47	8	43	36
Expected return on plan assets	(77)	(10)	(87)	(40)
Amortization of:
Prior service cost	-	-	-	1
Net actuarial loss	-	-	48	21
Net pension (income) expense	(26)	-	12	20
Other plans including unfunded plans	-	2	-	6
Total net pension (income) expense	$(26)	$2	$12	$26

The net pension (income) expense reported above for the three months ended March 31, 2013 includes $15 million which was reported as Discontinued operations.

Kodak made contributions (funded plans) or paid benefits (unfunded plans) totaling approximately $1 million relating to its major U.S. and non-U.S. defined benefit pension plans for the three months ended March 31, 2014. Kodak forecasts its contribution (funded plans) and benefit payment (unfunded plans) requirements for its major U.S. and non-U.S. defined benefit pension plans for the balance of 2014 to be approximately $12 million.

Postretirement benefit costs for the Company’s U.S., Canada and U.K. postretirement benefit plans, which represent the Company’s major postretirement plans, include:

	Three Months Ended
	March 31,
(in millions)	Successor	Predecessor
	2014	2013
Service cost	$-	$-
Interest cost	1	1
Amortization of:
Prior service credit	-	(29)
Net actuarial loss	-	2
Total net postretirement benefit expense (income)	$1	$(26)

Kodak paid benefits, net of participant contributions, totaling less than $1 million relating to its major postretirement benefit plans for the three months ended March 31, 2014. Kodak expects to pay benefits, net of participant contributions, of approximately $8 million for these postretirement plans for the remainder of 2014.

 NOTE 11: EARNINGS PER SHARE

Basic earnings per share computations are based on the weighted-average number of shares of common stock outstanding during the period. Weighted-average basic and diluted shares outstanding were 41.7 million and 272.5 million for the three months ended March 31, 2014 and 2013, respectively.

As a result of the net loss from continuing operations presented for the three months ended March 31, 2014, Kodak calculated diluted earnings per share using weighted-average basic shares outstanding for that period, as utilizing diluted shares would be anti-dilutive to loss per share. If Kodak had reported earnings from continuing operations for the three months ended March 31, 2014, the following potential shares of its common stock would have been dilutive in the computation of diluted earnings per share:

(in millions of shares)	Three Months Ended
March 31, 2014
Unvested share-based awards	0.2
Detachable warrants to purchase common shares	1.9
Total	2.1

The computation of diluted earnings per share for the three months ended March 31, 2014 also excluded 0.1 million shares associated with the assumed conversion of outstanding employee stock options because the effects would have been anti-dilutive.

The Predecessor Company reported earnings from continuing operations for the quarter ended March 31, 2013.  However, no additional shares of Kodak’s common stock from unvested share-based awards were included in the computation of diluted earnings per share as they were all anti-dilutive.  Potential shares of Kodak’s common stock related to the assumed conversion of (1) approximately 7.6 million outstanding employee stock options, (2) approximately 40.0 million outstanding detachable warrants to purchase common shares, and (3) approximately $400 million of convertible senior notes due 2017 were excluded from the computation of diluted earnings per share, as these securities were anti dilutive.

NOTE 12: SHAREHOLDERS’ EQUITY

Kodak has 560 million shares of authorized stock, consisting of: (i) 500 million shares of common stock, par value $0.01 per share and (ii) 60 million shares of preferred stock, no par value, issuable in one or more series. As of March 31, 2014 and December 31, 2013, there were 41.7 and 41.6 million shares of common stock and no shares of preferred stock issued and outstanding, respectively. Treasury stock consisted of approximately 0.2 million shares at both March 31, 2014 and December 31, 2013.

NOTE 13: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in Accumulated other comprehensive income (loss) by component, net of tax, were as follows:

(in millions)	Three Months Ended March 31, 2014 (Successor)
	Unrealized Gains (Losses) Related to Available-for-Sale Securities	Unrealized Gains (Losses) from Hedging Activity	Currency Translation Adjustments	Pension and Other Postretirement Benefit Plan Obligation Changes	Total
Beginning balance	$-	$-	$1	$98	$99
Other comprehensive income before reclassifications	-	-	1	-	1
Amounts reclassified from accumulated other comprehensive income	-	-	-	-	-
Net current-period other comprehensive income	-	-	1	-	1
Ending balance	$-	$-	$2	$98	$100

(in millions)	Three Months Ended March 31, 2013 (Predecessor)
	Unrealized Gains (Losses) Related to Available-for-Sale Securities	Unrealized Gains (Losses) from Hedging Activity	Currency Translation Adjustments	Pension and Other Postretirement Benefit Plan Obligation Changes	Total
Beginning balance	$1	$(2)	$318	$(2,933)	$(2,616)
Other comprehensive income before reclassifications	-	-	31	1	32
Amounts reclassified from accumulated other comprehensive income	-	-	-	40	40
Net current-period other comprehensive income	-	-	31	41	72
Ending balance	$1	$(2)	$349	$(2,892)	$(2,544)

The following amounts were reclassified out of Accumulated other comprehensive income (loss):
	Three Months Ended
	March 31,
	Successor	Predecessor
(in millions)	2014	2013
	Amount Reclassified from Accumulated Other Comprehensive Income	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statement of Operations
Pension and other postretirement benefit obligation changes:
Amortization of prior-service credit	$-	$(27)	(a)
Amortization of actuarial losses	-	71	(a)
Recognition of losses due to settlements	-	3	(a)
	-	47		Total before tax
	-	7		Tax provision
Reclassifications for the period	$-	$40		Net of tax

(a)	See Note 10, “Retirement Plans and Other Postretirement Benefits,” regarding the pensions and other postretirement plan obligation changes.

NOTE 14: SEGMENT INFORMATION

Current Segment Reporting Structure

Kodak has two reportable segments: the Graphics, Entertainment and Commercial Films Segment and the Digital Printing and Enterprise Segment. The balance of Kodak’s continuing operations, which do not meet the criteria of a reportable segment, are reported in All Other.  A description of the segments follows.

Graphics, Entertainment and Commercial Films: The Graphics, Entertainment and Commercial Films Segment encompasses Graphics, Entertainment Imaging & Commercial Films, and Kodak’s intellectual property and brand licensing activities. Product and service offerings include: digital plates, computer to plate output devices, digital controllers, unified workflow solutions, and entertainment imaging and commercial films.

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

Segment financial information is shown below:
	Three Months Ended
	March 31,
	Successor	Predecessor
(in millions)	2014	2013
Revenues from continuing operations:
Graphics, Entertainment & Commercial Films	$316	$386
Digital Printing and Enterprise	166	197
All Other	-	11
Consolidated total	$482	$594

	Three Months Ended
	March 31,
(in millions)	Successor	Predecessor
	2014	2013
Segment (loss) earnings and Consolidated (loss) earnings from continuing operations before income taxes
Graphics, Entertainment and Commercial Films	$(30)	$16
Digital Printing and Enterprise	(25)	(18)
Total of reportable segments	(55)	(2)
All Other	(3)	(2)
Restructuring costs and other	(13)	(13)
Corporate components of pension and OPEB income (1)	30	12
Other operating income, net	-	494
Loss on early extinguishment of debt, net	-	6
Interest expense	16	24
Other income (charges), net	2	(8)
Reorganization items, net	5	120
Consolidated (loss) earnings from continuing operations before income taxes	$(60)	$331

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

NOTE 15: DISCONTINUED OPERATIONS

On April 26, 2013, Eastman Kodak Company, the KPP Trustees Limited (“KPP” or the “Trustee”), as trustee for the U.K. Pension Plan, and certain other Kodak entities entered into a global settlement agreement (the “Global Settlement”) that resolved all liabilities of Kodak with respect to the U.K. Pension Plan. The Global Settlement also provided for the acquisition by KPP and/or its subsidiaries of certain assets, and the assumption by KPP and/or its subsidiaries of certain liabilities of Kodak’s Personalized Imaging and Document Imaging businesses (together the “Business”) under a Stock and Asset Purchase Agreement dated April 26, 2013 (the “SAPA”). On August 30, 2013, the Company entered into an agreement (the “Amended SAPA”) amending and restating the SAPA.

Upon emergence from bankruptcy, as a part of the Global Settlement and pursuant to the Amended SAPA, Kodak consummated the sale of certain assets of the Business to KPP Holdco Limited (“KPP Holdco”), a wholly owned subsidiary of KPP, and certain direct and indirect subsidiaries of KPP Holdco (together with KPP Holdco, the “KPP Purchasing Parties”), for net cash consideration, in addition to the assumption by the KPP Purchasing Parties of certain liabilities of the Business, of $325 million. Up to $35 million in aggregate of the purchase price is subject to repayment to KPP if the Business does not achieve certain annual adjusted EBITDA targets over the four-year period ending December 31, 2018.  Certain assets and liabilities of the Business in certain jurisdictions were not transferred at the initial closing, which took place upon emergence, but are being transferred in a series of deferred closings in accordance with the Amended SAPA. Kodak is operating the Business relating to the deferred closing jurisdictions, subject to certain covenants, until the applicable deferred closing occurs, and delivers to (or receives from) a KPP subsidiary at each deferred closing a true-up payment reflecting the actual economic benefit (or detriment) to the Business in the applicable deferred closing jurisdiction(s) from the time of the initial closing through the time of the applicable deferred closing. Up to the time of the deferred closing, the results of the operations of the Business are reported as Earnings (loss) from discontinued operations, net of income taxes in the Consolidated Statement of Operations and the assets and liabilities of the Business are categorized as Assets held for sale or Liabilities held for sale in the Consolidated Statement of Financial Position, as appropriate.

On March 17, 2014 the KPP Purchasing Parties agreed to pay Kodak $20 million of incremental consideration ($13 million was paid in March of 2014 and the remainder is owed within one year of March 2014) in lieu of working capital adjustments contemplated by the Amended SAPA.

The following table summarizes the major classes of assets and liabilities related to the disposition of the Business which have been segregated and included in Assets held for sale and Liabilities held for sale in the Consolidated Statement of Financial Position:

	As of
(in millions)	March 31,	December 31,
	2014	2013
Receivables, net	$14	$16
Inventories, net	78	62
Property, plant and equipment, net	10	10
Other assets	7	7
Assets held for sale	$109	$95

Trade payables	$23	$24
Miscellaneous payables and accruals	15	14
Liabilities held for sale	$38	$38

Discontinued operations of Kodak include the Business (excluding the consumer film business, for which Kodak has entered into an ongoing supply arrangement with one or more KPP Purchasing Parties) and other miscellaneous businesses.

The significant components of revenues and earnings (loss) from discontinued operations, net of income taxes, are as follows:

	Three Months Ended
	March 31,
	Successor	Predecessor
(in millions)	2014	2013
Revenues from Personalized and Document Imaging	$30	$247
Revenues from other discontinued operations	1	11
Total revenues from discontinued operations	$31	$258

Pre-tax earnings (loss) from Personalized and Document Imaging	$19	$(28)
Pre-tax earnings (loss) from other discontinued operations	1	(17)
(Provision) benefit for income taxes related to discontinued operations	(1)	4
Earnings (loss) from discontinued operations, net of income taxes	$19	$(41)

Kodak was required to use a portion of the proceeds from the divestiture of the Business to repay $200 million of the Junior Debtor-In-Possession Credit Agreement. Interest expense on the debt that was required to be repaid as a result of the sale of the Personalized Imaging and Document Imaging businesses has therefore been allocated to discontinued operations ($0 million and $5 million for the three months ended March 31, 2014 and 2013, respectively).

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

NOTE 16: FINANCIAL INSTRUMENTS

The following tables present the carrying amounts, estimated fair values, and location in the Consolidated Statement of Financial Position for Kodak’s financial instruments:

		Value Of Items Recorded At Fair Value
(in millions)		As of March 31, 2014
		Total	Level 1	Level 2	Level 3
ASSETS
Derivatives
Short-term foreign exchange contracts	Receivables, net	$2	$-	$2	$-

LIABILITIES

Derivatives
Short-term foreign exchange contracts	Other current liabilities	1	-	1	-

(in millions)			Value Of Items Not Recorded At Fair Value
			As of March 31, 2014
			Total	Level 1	Level 2	Level 3
LIABILITIES
Debt
Short-term debt	Short-term borrowings and current portion of long-term debt	Carrying value	$4	$-	$4	$-
		Fair value	4	-	4	-

Long-term debt	Long-term debt, net of current portion	Carrying value	673	-	673	-
		Fair value	702	-	702	-

		Value Of Items Recorded At Fair Value
(in millions)		As of December 31, 2013
		Total	Level 1	Level 2	Level 3
ASSETS
Derivatives
Short-term foreign exchange contracts	Receivables, net	$1	$-	$1	$-

LIABILITIES
Derivatives
Short-term foreign exchange contracts	Other current liabilities	3	-	3	-

			Value Of Items Not Recorded At Fair Value
(in millions)			As of December 31, 2013
			Total	Level 1	Level 2	Level 3
LIABILITIES
Debt
Short-term debt	Short-term borrowings and current portion of long-term debt	Carrying value	$4	$-	$4	$-
		Fair value	4	-	4	-

Long-term debt	Long-term debt, net of current portion	Carrying value	674	-	674	-
		Fair value	687	-	687	-

Kodak does not utilize financial instruments for trading or other speculative purposes.

Fair Value

Fair values of Kodak’s forward contracts are determined using observable inputs (Level 2 fair value measurements), and are based on the present value of expected future cash flows (an income approach valuation technique) considering the risks involved and using discount rates appropriate for the duration of the contracts. Transfers between levels of the fair value hierarchy are recognized based on the actual date of the event or change in circumstances that caused the transfer. There were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2014.

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

	Three Months Ended
	March 31,
	Successor	Predecessor
(in millions)	2014	2013
Net loss	$(1)	$(3)

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

Kodak’s financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments. Kodak manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties. Kodak has procedures to monitor the credit exposure amounts. The maximum credit exposure at March 31, 2014 was not significant to Kodak.

In the event of a default under the Company’s Senior Secured First Lien Term Credit Agreement, Senior Secured Second Lien Term Credit Agreement, the ABL Credit Agreement, or a default under any derivative contract or similar obligation of Kodak, subject to certain minimum thresholds, the derivative counterparties would have the right, although not the obligation, to require immediate settlement of some or all open derivative contracts at their then-current fair value, but with liability positions netted against asset positions with the same counterparty. At March 31, 2014, Kodak had open derivative contracts in liability positions with a total fair value of $1 million.

Kodak had no derivatives designated as hedging instruments for the three months ended March 31, 2014 and 2013.  The location and amounts of pre-tax gains and losses related to derivatives not designated as hedging instruments reported in the Consolidated Statement of Operations are shown in the following table:

Derivatives Not Designated as Hedging Instruments, Foreign Exchange Contracts
(in millions)

Location of Gain or (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative
Three Months Ended
March 31,
	Successor	Predecessor
	2014	2013
Other income (charges), net	$ 4	$ 2

Foreign Currency Forward Contracts

Kodak’s foreign currency forward contracts used to mitigate currency risk related to existing foreign currency denominated assets and liabilities are not designated as hedges, and are marked to market through net (loss) earnings at the same time that the exposed assets and liabilities are re-measured through net (loss) earnings (both in Other income (charges), net in the Consolidated Statement of Operations). The notional amount of such contracts open at March 31, 2014 was approximately $438 million. The majority of the contracts of this type held by Kodak are denominated in euros.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Kodak is a technology company that provides commercial imaging products and services built on a foundation of materials science, digital imaging science, and deposition processes. Kodak’s portfolio of products and services is designed to meet needs of customers in different sectors and cycles of the commercial imaging and printing markets, including prepress and digital printing, and functional and packaging printing. Kodak also offers brand licensing and intellectual property opportunities, and products and services in entertainment imaging (motion pictures) and other commercial films, and it maintains a presence in the sales of ink for its existing installed consumer inkjet printer base.

Revenue declined $112 million (19%) compared to the prior year quarter.  The year over year revenue declines were primarily due to Entertainment Imaging and Commercial Films, as a result of lower demand due to an acceleration of digital substitution, Consumer Inkjet Systems and in Intellectual Property and Brand Licensing due to a one-time agreement recorded in the prior year.

Kodak currently sells replacement ink cartridges for use by consumers in an existing installed base of Kodak consumer inkjet printers.  Over time the size of the installed base of Kodak consumer inkjet printers will continue to decline.  Sales of replacement ink cartridges will therefore decline as well.

Kodak is focused on managing the decline in its Entertainment Imaging and Commercial Films business and maximizing the return on its existing consumer inkjet printer installed base, while growing its commercial imaging business.

CURRENT KODAK OPERATING MODEL AND REPORTING STRUCTURE

Kodak has two reportable segments: the Graphics, Entertainment and Commercial Films Segment and the Digital Printing and Enterprise Segment. The balance of Kodak’s continuing operations, which do not meet the criteria of a reportable segment, are reported in All Other and are composed of Kodak’s consumer film business and a utilities variable interest entity. Effective August 31, 2013 the Company sold certain utilities and related facilities and entered into utilities supply and servicing arrangements with RED Rochester LLC, a variable interest entity.

Within each of Kodak’s reportable segments are various product groupings, or Strategic Product Groups (“SPGs”). Throughout the remainder of this document, references to the segments’ SPGs are indicated in italics.

Graphics, Entertainment and Commercial Films (“GECF”) Segment

The GECF segment is comprised of three SPGs: Graphics, Entertainment Imaging and Commercial Films, and Intellectual Property and Brand Licensing. The GECF segment provides digital and traditional product and service offerings to a variety of commercial industries, including commercial print, direct mail, book publishing, newspapers and magazines, packaging, motion picture entertainment, printed electronics, and the aerial and industrial film markets.

Graphics: Kodak’s Graphics portfolio, covering the pre-press segment of the digital offset printing market, includes digital front-end controllers (“DFEs”), Production Software, Computer-to-Plate Equipment and Digital Plates.

•	Kodak’s DFEs (KODAK CREO Servers) drive personalized content to digital presses while controlling color and print consistency.

•
Production workflow software manages the digital and conventional print content from file creation to output. Kodak’s production workflow software includes KODAK PRINERGY Workflow Software, KODAK PREPS Imposition Software, KODAK COLORFLOW Software and the KODAK INSITE Software family of products, managing content and color, reducing manual errors and managing the collaborative creative process.

•
Computer to plate (“CTP”) thermal output devices transfer the desired image for offset printing onto an aluminum plate, and provide a consistent and high quality image carrier for various offset press applications and market segments.  Kodak’s CTP products include the KODAK MAGNUS Platesetter and TRENDSETTER Platesetter with SQUAREspot Imaging Technology, which provides high resolution, consistency and stability in thermal imaging, as well as the ACHIEVE Platesetter with TH5 imaging technology that provides a highly efficient and cost effective imaging solution for entry level customer needs.

•
Kodak’s digital plate offerings include traditional digital plates and KODAK SONORA Process Free Plates.  KODAK SONORA Process Free Plates deliver cost savings and efficiency and promote sustainability practices and credentials because they do not require processing chemistry, processing equipment, or chemical disposal.

Kodak also provides service and support related to these products to maintain ideal functionality and uptime for continual use.

Graphics products and services are sold globally through a variety of direct and indirect channels. Kodak is managing and building its Graphics business by investing in process-free technology; driving a total, optimized prepress solution; delivering the next-generation print software portfolio; expanding in emerging markets; and, driving manufacturing operational excellence, profitability and sustainable business practices.  Kodak faces competition from other companies that offer commercial offset and digital printing equipment, production software, consumables and service. Competitiveness is generally focused on a broad range of technology that provides customers a higher quality, more efficient and cost effective prepress solution at an effective price.

Entertainment Imaging & Commercial Films: Kodak’s Entertainment Imaging & Commercial Film group encompasses its motion picture film business, providing motion imaging products (camera negative, intermediate, print and archival film), services and technology for the professional motion picture and exhibition industries.  Motion picture products are sold directly to studios, laboratories and independent filmmakers. The group also offers aerial and industrial films, including KODAK Printed Circuit Board film. Kodak expects continuing revenue declines in these products as customers continue to migrate to digital products. This group also includes Kodak’s component businesses consisting of: Polyester Film; Specialty Chemicals, Inks & Dispersions, and Solvent Recovery.

Intellectual Property and Brand Licensing: Intellectual Property and Brand Licensing includes licensing activities related to intellectual property and certain branded licensed products.

Digital Printing and Enterprise (“DP&E”) Segment

The DP&E segment is comprised of four SPGs: Digital Printing, Packaging and Functional Printing, Enterprise Services & Solutions and Consumer Inkjet Systems. DP&E serves a variety of customers in the creative, in-plant, data center, consumer printing, commercial printing, packaging, newspaper and digital service bureau market segments with a range of software, media and hardware products that provide customers with a variety of solutions.  DP&E products and services are sold through direct and indirect channels.

Digital Printing:  Digital Printing includes both the Inkjet Printing Solutions and Electrophotographic Printing Solutions equipment and related consumables and service.

The Inkjet Printing Solutions product offering includes the KODAK PROSPER Press and PROSPER Hybrid Components, featuring ultrafast inkjet droplet generation. PROSPER Hybrid Components are also integrated into original equipment manufacturer partner portfolios, where the partner combines PROSPER Writing Systems with its press systems that transport webs of paper through the press.  Equipment sales result in ongoing annuities that yield ink and service revenues.  The level of annuity revenue depends on the application for which the equipment is used, which drives the total number of pages printed and ink usage.  The PROSPER Press features Stream inkjet technology, which delivers a continuous flow of ink that enables constant and consistent operation, with uniform ink droplet size and accurate placement, even at very high print speeds. Applications include publishing, commercial print, direct mail, and packaging. The business also includes a large customer base of KODAK VERSAMARK Products.

Electrophotographic Printing Solutions encompasses the NEXPRESS Press Platform and the DIGIMASTER Production Platform.  The NEXPRESS Press Platform offers high-quality, differentiated printing of short-run, personalized print applications such as direct mail, books, marketing collateral and photo products. The DIGIMASTER Production Platform uses monochrome electrophotographic printing technology to create high-quality printing of statements, short run books, corporate documentation, manuals and direct mail.

Packaging and Functional Printing: Packaging and Functional Printing includes packaging printing equipment and related consumables and services, as well as printed functional materials and components.

The Packaging business includes Kodak’s FLEXCEL NX and FLEXCEL Direct Platform that offer digitization into the flexographic print market. The FLEXCEL NX System uses Kodak’s proprietary SQUAREspot laser imaging technology to produce high resolution imaging and environmentally friendly solutions.  The FLEXCEL Direct Platform delivers process-less high productivity and environmentally friendly solutions.  These print production capabilities leverage a portfolio of offset, flexographic, and digital products and services, which help enable customers to preserve brand equity, enhance shelf appeal, and drive efficiency from design to a final solution.

Kodak's Functional Printing business focuses on two separate solutions that provide touch panel sensor films to the touch module industry.  These solutions consist of a silver halide-based solution and an additive printing solution.  Both solutions are in the commercialization phase.

 Enterprise Services & Solutions: Enterprise Services & Solutions assists with the challenges and opportunities created by the worldwide digital transformation. Kodak brings together its technological strengths to meet the needs of its customers in the areas of print and managed media services, brand protection solutions and services, and document management services. The group serves customers in enterprises including government, pharmaceuticals and healthcare, consumer and luxury good products, retail, and financial services.  With respect to its print and managed media services, Kodak provides consulting services and assists customers by developing solutions for their printing requirements using Kodak technologies.  Kodak’s brand protection solutions are addressed at the mitigation of counterfeiting and diversion activities.  Through its document management services, Kodak provides expertise to customers in order to capture, archive, retrieve and deliver documents to improve information management.

Consumer Inkjet Systems: Consumer Inkjet Systems includes the sale of ink to its existing installed base of consumer inkjet printers.

Revenues from Continuing Operations by Reportable Segment

(in millions)	Three Months Ended March 31,
	Successor 2014	Predecessor 2013	% Change	Foreign Currency Impact*
Graphics, Entertainment and Commercial Films
Inside the U.S.	$83	$123	-33%	0%
Outside the U.S.	233	263	-11%	-1%
Total Graphics, Entertainment and Commercial Films	316	386	-18%	0%

Digital Printing and Enterprise
Inside the U.S.	80	93	-14%	0%
Outside the U.S.	86	104	-17%	-1%
Total Digital Printing and Enterprise	166	197	-16%	0%

All Other
Inside the U.S.	-	3		0%
Outside the U.S.	-	8		0%
Total All Other	-	11	-100%	0%

Consolidated
Inside the U.S.	163	219	-26%	0%
Outside the U.S.	319	375	-15%	-1%
Consolidated Total	$482	$594	-19%	0%

* Represents the percentage change in segment net sales for the period that is attributable to foreign currency fluctuations

Segment (Loss) Earnings and Consolidated (Loss) Earnings from Continuing Operations Before Income Taxes

	Three Months Ended
	March 31,
	Successor	Predecessor
(in millions)	2014	2013
Segment (loss) earnings and Consolidated (loss) earnings from continuing operations before income taxes
Graphics, Entertainment and Commercial Films	$(30)	$16
Digital Printing and Enterprise	(25)	(18)
Total of reportable segments	(55)	(2)
All Other	(3)	(2)
Restructuring costs and other	(13)	(13)
Corporate components of pension and OPEB income (1)	30	12
Other operating income, net	-	494
Loss on early extinguishment of debt, net	-	6
Interest expense	16	24
Other income (charges), net	2	(8)
Reorganization items, net	5	120
Consolidated (loss) earnings from continuing operations before income taxes	$(60)	$331

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

FIRST QUARTER 2014 COMPARED WITH FIRST QUARTER 2013
RESULTS OF OPERATIONS

(in millions)	Three Months Ended March 31,
	Successor		Predecessor
	2014	% of Sales	2013	% of Sales	% Change

Revenues	$482		$594		-19%
Cost of revenues	396		445		-11%
Gross profit	86	18%	149	25%	-42%
Selling, general and administrative expenses	87	18%	118	20%	-26%
Research and development costs	27	6%	25	4%	8%
Restructuring costs and other	13	3%	11	2%	18%
Other operating income, net	-		(494)
(Loss) earnings from continuing operations before interest expense, other income (charges), net, reorganization items, net and income taxes	(41)	-9%	489	82%	-108%
Interest expense	16		24		-33%
Loss on early extinguishment of debt, net	-		6
Other income (charges), net	2		(8)
Reorganization items, net	5		120
(Loss) earnings from continuing operations before income taxes	(60)	-12%	331	56%	-118%
(Benefit) provision for income taxes	(7)	-1%	7	1%	200%
(Loss) earnings from continuing operations	(53)	-11%	324	55%	-116%
Earnings (loss) from discontinued operations, net of income taxes	19		(41)
Net (loss) earnings	(34)	-7%	283	48%	-112%
Less: Net earnings attributable to noncontrolling interests	2		-
NET (LOSS) EARNINGS ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$(36)	-7%	$283	48%	-113%

	Three Months Ended
	March 31,		Percent Change vs. 2013
	2014 Amount	Change vs. 2013	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Revenues	$482	-19%	-14%	-5%	-	n/a

Gross profit margin	18%	-7pp	n/a	-4pp	0pp	-3pp

Revenues

For the three months ended March 31, 2014, revenues decreased approximately 19% compared with the same period in 2013 primarily due to volume declines in Entertainment Imaging and Commercial Films (-6%) and Consumer Inkjet Systems (-4%) as well as unfavorable price/mix due to lower licensing revenue (-4%).  See segment discussions below for additional information.

Gross Profit

The decrease in gross profit percent for the three months ended March 31, 2014 as compared with the prior year quarter was driven by increased manufacturing and other costs (-3pp), and lower licensing revenue (-3pp).  See segment discussions below for additional details.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses (SG&A) decreased (26%) for the three months ended March 31, 2014 as compared with the prior year period partially reflecting lower pension costs (10%) with the remaining  decrease primarily due to the impact of cost reduction actions.

Research and Development Costs

Consolidated research and development (R&D) expenses increased (8%) for the three months ended March 31, 2014 as compared with the prior year period primarily due to increased expenditures in the Digital Printing and Enterprise Segment as new products get closer to commercialization.  Increased depreciation expense from the application of fresh start accounting (+12%) was mitigated by lower pension expense (-14%).

Other Operating Income, Net

For details, refer to Note 7, “Other Operating Income, Net.”

Reorganization Items, Net

For details, refer to Note 2, “Reorganization Items, Net.”

Income Tax (Benefit) Provision

	Three Months Ended
	March 31,
(in millions)	Successor	Predecessor
	2014	2013
(Loss) earnings from continuing operations before income taxes	$(60)	$331
(Benefit) provision for income taxes	$(7)	$7
Effective tax rate	11.7%	2.1%

Current Quarter

The change in Kodak’s effective tax rate from continuing operations for 2014 as compared to 2013 is primarily attributable to: (1) a decrease as a result of losses generated within the U.S. and  certain jurisdictions outside the U.S. for which no benefit was recognized due to management’s conclusion that it was more likely than not that the tax benefits would not be realized in the three months ended March 31, 2014, (2) an increase as a result of income within the U.S. for which no provision was recognized offset by losses  in certain jurisdictions outside the U.S. for which no benefit was recognized due to management’s conclusion that it was more likely than not that the tax benefits would not be realized in the three months ended March 31, 2013, (3) a benefit associated with the tax impact of the goodwill impairment recognized in the three months ended March 31 2013, (4) a provision associated with withholding taxes on the sale of intellectual property in the three months ended March 31, 2013, (5) a benefit as a result of Kodak reaching a settlement with a taxing authority in a location outside the U.S. related to withholding taxes in the three months ended March 31 2014,  (6) an increased tax benefit associated with foreign withholding taxes on undistributed earnings and (7) a decrease associated with changes in audit reserves.

Discontinued Operations

Discontinued operations of Kodak include the Personalized Imaging and Document Imaging businesses and other miscellaneous businesses.  For details, refer to Note 15, “Discontinued Operations” for additional information.

GRAPHICS, ENTERTAINMENT AND COMMERCIAL FILMS SEGMENT

(in millions)	Three Months Ended
	March 31,
	Successor		Predecessor
	2014	% of Sales	2013	% of Sales	% Change

Revenues	$316		$386		-18%
Cost of revenues	287		301		-5%
Gross profit	29	9%	85	22%	-66%
Selling, general and administrative expenses	53	17%	64	17%	-17%
Research and development costs	6	2%	5	1%	20%
Segment (loss) earnings	$(30)	-9%	$16	4%	-288%

	Three Months Ended
	March 31,		Percent Change vs. 2013
	Successor 2014	Change vs. 2013 (Predecessor)	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Revenues	$316	-18%	-11%	-7%	-	n/a

Gross profit margin	9%	-13pp	n/a	-7pp	-1pp	-5pp

Revenues

The decrease in the Graphics, Entertainment and Commercial Films Segment revenues of approximately 18% reflected volume declines driven by reduced demand within Entertainment Imaging & Commercial Films (-9%) and Graphics (-2%), primarily associated with digital plates, as well as price/mix declines due to reduced revenue within Intellectual Property and Brand Licensing (-7%).

Included in first quarter 2013 revenues was a non-recurring licensing agreement which contributed approximately $31 million to revenues.  First quarter 2014 revenues included $7 million of licensing revenue, received pursuant to a court order which requires equal payments during the second and third quarters of 2014.  Revenue will be recognized related to those payments as cash is received.

Gross Profit

The decrease in the Graphics, Entertainment and Commercial Films Segment gross profit percent was driven by unfavorable manufacturing and other costs within Entertainment Imaging & Commercial Films (-9pp), primarily due to lower production volumes, and unfavorable price/mix within Intellectual Property and Brand Licensing (-6%).  Partially offsetting these impacts was favorable manufacturing and other costs within Graphics (+5pp) primarily due to lower material costs.  Included in the change in manufacturing and other costs noted above was the application of fresh start accounting, which resulted in increased depreciation expense in Entertainment Imaging & Commercial Films (-4pp) and decreased depreciation and amortization expense in Graphics (+1pp).

DIGITAL PRINTING AND ENTERPRISE SEGMENT

	Three Months Ended
(in millions)	March 31,
	Successor		Predecessor
	2014	% of Sales	2013	% of Sales	% Change

Revenues	$166		$197		-16%
Cost of revenues	124		145		-14%
Gross profit	42	25%	52	26%	-19%
Selling, general and administrative expenses	42	25%	50	25%	-16%
Research and development costs	25	15%	20	10%	25%
Segment loss	$(25)	-15%	$(18)	-9%	-39%

	Three Months Ended
	March 31,		Percent Change vs. 2013
	Successor 2014	Change vs. 2013 (Predecessor)	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Revenues	$166	-16%	-16%	-	-	n/a

Gross profit margin	25%	-1pp	n/a	-1pp	1pp	-1pp

Revenues

The decrease in the Digital Printing and Enterprise Segment revenues of approximately 16% for the quarter was primarily attributable to volume declnes within Consumer Inkjet Systems (-11%), driven by lower sales of ink to the existing installed base of printers.  Also contributing to the decline was lower revenues within Digital Printing (-4%) due to fewer placements of electrophotographic units during the current year quarter, and within Enterprise Services & Solutions (-3%) due to a reduction in government contracts as well as divested operations.  Partially offsetting these declines was volume improvements within Packaging and Functional Printing (+2%) due to increased sales of Flexcel NX plates largely attributable to an increased installed base of Flexcel NX equipment.

Gross Profit

The decrease in the Digital Printing and Enterprise Segment gross profit percent for the quarter was primarily due to consumer ink sales constituting a lower percentage of the segment’s gross profit dollars and higher manufacturing and other costs (-1pp) primarily due to a net increase in depreciation and amortization expense from the application of fresh start accounting.

Research and Development Costs

R&D expenses increased for the three months ended March 31, 2014 as compared with the prior year period due to increased depreciation expense from the application of fresh start accounting (+13%) with the remaining 12% increase primarily due to increased expenditures as new products get closer to commercialization.

RESTRUCTURING COSTS AND OTHER

The Company recorded $13 million of charges for the three months ended March 31, 2014, which were reported as Restructuring costs and other in the accompanying Consolidated Statement of Operations.  The severance and exit costs reserves require the outlay of cash, while long-lived asset impairments, accelerated depreciation and inventory write-downs represent non-cash items.

The Company made cash payments related to restructuring of approximately $14 million during the quarter.

The restructuring actions implemented in the first three months of 2014 are expected to generate future annual cash savings of approximately $17 million.  These savings are expected to reduce future annual Cost of revenues, SG&A, and R&D expenses by $10 million, $4 million, and $3 million, respectively. The Company began realizing a portion of these savings in the first quarter, and expects the majority of the annual savings to be in effect by the second half of 2014 as actions are completed.

 LIQUIDITY AND CAPITAL RESOURCES

	As of	As of
	March 31,	December 31,
(in millions)	2014	2013
Cash and cash equivalents	$809	$844

Cash Flow Activity

	Three Months Ended
	March 31,
(in millions)	Successor	Predecessor
	2014	2013	Change
Cash flows from operating activities:
Net cash used in operating activities	$(44)	$(259)	$215

Cash flows from investing activities:
Net cash provided by investing activities	16	530	(514)

Cash flows from financing activities:
Net cash used in financing activities	(1)	(214)	213

Effect of exchange rate changes on cash	(6)	(18)	12

Net (decrease) increase in cash and cash equivalents	$(35)	$39	$(74)

Operating Activities

Net cash used in operating activities decreased $215 million for the three months ended March 31, 2014 as compared with the corresponding period in 2013 due to improved earnings impacting cash flow from operations, including lower professional fees associated with the reorganization, and less cash used for working capital and post-employment benefit contributions/payments.

Investing Activities

Net cash provided by investing activities decreased $514 million for the three months ended March 31, 2014 as compared with the corresponding period in 2013, primarily due to the proceeds from the sale of the digital imaging patent portfolio in the first quarter of 2013.

Financing Activities

Net cash used in financing activities decreased $213 million for the three months ended March 31, 2014 as compared with the corresponding period in 2013 due to the net pay-down of debt in the prior year period of $214 million.

Sources of Liquidity

Available liquidity includes cash balances and the unused portion of the Asset Based Revolving Credit Agreement (the “ABL Credit Agreement”). The ABL Credit Agreement had $28 million of net availability as of March 31, 2014. The amount of available liquidity is subject to fluctuations and includes cash balances held by various entities worldwide. At  March 31, 2014 and December 31, 2013, approximately $277 million and $307 million, respectively, of cash and cash equivalents were held within the U.S. and approximately $532 million and $537 million, respectively, of cash and cash equivalents were held outside the U.S. Cash balances held outside of the U.S. are generally required to support local country operations, may have high tax costs, or other limitations that delay the ability to repatriate, and therefore may not be readily available for transfer to other jurisdictions. Additionally, in China, where approximately $249 million of cash and cash equivalents was held as of March 31, 2014, there are limitations related to net asset balances that may impact the ability to make cash available to other jurisdictions in the world. Under the terms of the Senior Secured First Lien Term Credit Agreement, Senior Secured Second Lien Term Credit Agreement and the ABL Credit Agreement, the Company is permitted to invest up to $100 million in subsidiaries and joint ventures that are not party to these loan agreements.

Cash flow from investing activities included $4 million of capital expenditures for three months ended March 31, 2014. Kodak expects approximately $40 million of total capital expenditures for 2014.  Additionally, Kodak intends to utilize a variety of methods to finance customer equipment purchases in the future, including expansion of existing third party finance programs and internal financing through both leasing and installment loans.

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

Forward–looking statements include statements concerning the Company’s plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, liquidity, investments, financing needs, business trends, and other information that is not historical information.  When used in this document, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “predicts,” “forecasts,” or future or conditional verbs, such as “will,” “should,” “could,” or “may,” and variations of such words or similar expressions are intended to identify forward–looking statements.  All forward–looking statements, including, without limitation, management’s examination of historical operating trends and data are based upon the Company’s expectations and various assumptions.  Future events or results may differ from those anticipated or expressed in these forward-looking statements.  Important factors that could cause actual events or results to differ materially from these forward-looking statements include, among others, the risks and uncertainties described in more detail in the Company’s Annual Report on Form 10–K for the year ended December 31, 2013 under the headings “Business,” “Risk Factors,” and/or “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources,” and those described in filings made by the Company with the U.S. Bankruptcy Court for the Southern District of New York and in other filings the Company makes with the SEC from time to time, as well as the following: the Company’s ability to improve and sustain its operating structure, financial results and profitability; the ability of the Company to achieve cash forecasts, financial projections, and projected growth; our ability to achieve the financial and operational results contained in our business plans; the ability of the Company to discontinue or sell certain non-core businesses or operations; the Company’s ability to comply with the covenants in its credit facilities; our ability to obtain additional financing if and as needed; any potential adverse effects of the Chapter 11 proceedings on the Company’s brand or business prospects; the Company’s ability to fund continued investments, capital needs, restructuring payments and service its debt; changes in foreign currency exchange rates, commodity prices and interest rates; the resolution of claims against the Company; our ability to attract and retain key executives, managers and employees; our ability to maintain product reliability and quality and growth in relevant markets; our ability to effectively anticipate technology trends and develop and market new products, solutions and technologies; and the impact of the global economic environment on the Company.  There may be other factors that may cause the Company’s actual results to differ materially from the forward–looking statements.  All forward–looking statements attributable to the Company or persons acting on its behalf apply only as of the date of this report on Form 10-Q and are expressly qualified in their entirety by the cautionary statements included in this document.  The Company undertakes no obligation to update or revise forward–looking statements to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events.

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

Using a sensitivity analysis based on estimated fair value of open foreign currency forward contracts using available forward rates, if the U.S. dollar had been 10% weaker at March 31, 2014 and December 31, 2013, the fair value of open forward contracts would have decreased $13 million in each period.  Such changes in fair value would be substantially offset by the revaluation or settlement of the underlying positions hedged.

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

Kodak’s borrowings are in variable-rate instruments with an interest rate floor. At March 31, 2014 and December 31, 2013, the one-month LIBOR rate was approximately 0.15% and 0.17%, respectively.  If LIBOR rates were to rise above the 1% and 1.25% floors, interest expense would increase approximately $7 million for each 1% of LIBOR above the floor ($692 million face amount of debt times 1% at March 31, 2014 and $693 million face amount of debt times 1% at December 31, 2013).  Kodak’s financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments. Kodak manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties. Kodak has procedures to monitor the credit exposure amounts. The maximum credit exposure at March 31, 2014 was not significant to Kodak.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Kodak maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in Kodak’s reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including Kodak’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, Kodak’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and, in reaching a reasonable level of assurance, Kodak’s management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Kodak’s management, with participation of Kodak’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Kodak’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation and subject to the foregoing, Kodak’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, Kodak’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in Kodak’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, Kodak’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Subsequent to the Company’s Bankruptcy Filing, between January 27, 2012 and March 22, 2012, several putative class action suits were filed in federal court in the Western District of New York against the committees of the Company’s Stock Ownership Plan (“SOP”) and Savings and Investment Plan (“SIP”), and certain former and current executives of the Company.  The suits have been consolidated into a single action brought under the Employee Retirement Income Security Act (“ERISA”), styled as In re Eastman Kodak ERISA Litigation.  The allegations concern the decline in the Company’s stock price and its alleged impact on SOP and SIP. Plaintiffs seek the recovery of any losses to the applicable plans, a constructive trust, the appointment of an independent fiduciary, equitable relief, as applicable, and attorneys’ fees and costs. Defendants’ motion to dismiss the litigation was heard on May 23, 2013 and has been taken under advisement.  On behalf of the defendants in this case, the Company believes that the case is without merit and will vigorously defend the defendants on their behalf.

On February 10, 2012, a suit was filed in federal court in the Southern District of New York against the Chief Executive Officer, the former President and Chief Operating Officer and the former Chief Financial Officer, as a putative class action suit under the federal securities laws, claiming that certain Company statements concerning the Company’s business and financial results were misleading and claiming alleged resulting damages (Timothy A. Hutchinson v. Antonio M. Perez, Philip J. Faraci, and Antoinette McCorvey).  The District Court granted defendants’ July 2, 2012 motion to dismiss this case as against all defendants but granted the plaintiffs’ subsequent motion for leave to amend. Plaintiffs filed a second amended complaint against only the Chief Executive Officer and the former Chief Financial Officer (Timothy A. Hutchinson v. Antonio M. Perez and Antoinette McCorvey), in which they sought damages with interest, equitable relief as applicable, and attorneys’ fees and costs.  The District Court granted defendants’ motion to dismiss the case on April 25, 2013, and plaintiffs appealed. On December 26, 2013, the Court of Appeals for the Second Circuit affirmed the decision of the District Court dismissing the case, finding that plaintiffs had failed to plead facts with the particularity required to maintain their alleged causes of action.  Plaintiffs did not seek a writ of certiorari to the United States Supreme Court.  Accordingly, this case has terminated.

On June 17, 2013 the Company, the New York State Department of Environmental Conservation and the New York State Urban Development Corporation, d/b/a Empire State Development entered into a settlement agreement subsequently amended on August 6, 2013 (the “Amended EBP Settlement Agreement”) which resolves certain of the Company’s historical environmental liabilities at Eastman Business Park (“EBP”) through the establishment of a $49 million environmental remediation trust (the “EBP Trust”).  Upon implementation of the Amended EBP Settlement Agreement, (i) the EBP Trust will be responsible for investigation and remediation at EBP arising from the Company’s historical environmental liabilities in existence prior to the effective date of the EBP settlement, (ii) the Company will fund the EBP Trust with a $49 million payment and transfer of certain equipment and fixtures used for remediation at EBP, and (iii) in the event the historical liabilities exceed $99 million, the Company will become liable for 50% of the portion above $99 million.  The Amended EBP Settlement Agreement is not yet effective and is subject to the satisfaction or waiver of certain conditions including Bankruptcy Court approval of a covenant not to sue from the U.S. Environmental Protection Agency (“EPA”) with respect to the liabilities that are addressed in the Amended EBP Settlement Agreement.  On March 12, 2014, the United States Department of Justice filed with the Bankruptcy Court a proposed settlement agreement between the Company and the EPA that contains a covenant not to sue from the EPA.  The settlement agreement is subject to Bankruptcy Court approval.  The deadline for implementation of the Amended EBP Settlement Agreement is May 15, 2014.

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

EASTMAN KODAK COMPANY (Registrant)

Date: May 6, 2014	/s/ Eric Samuels
Eric Samuels Chief Accounting Officer and Corporate Controller
(Chief Accounting Officer and Authorized Signatory)

Eastman Kodak Company
Index to Exhibits
Exhibit Number

*(10.1)	Employment Agreement between Eastman Kodak Company and Jeffrey J. Clarke, dated March 10, 2014, filed herewith.

*(10.2)	Eastman Kodak Company Executive Compensation for Excellence and Leadership Plan, dated January 1, 2014, filed herewith.

*(10.3)	Eastman Kodak Company Administrative Guide for the 2014 Performance Period under the Executive Compensation for Excellence and Leadership Plan, filed herewith.

(31.1)	Certification signed by Jeffrey J. Clarke, filed herewith.

(31.2)	Certification signed by Rebecca A. Roof, filed herewith.

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Jeffrey J. Clarke – filed herewith.

(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Rebecca A. Roof– filed herewith.

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase.

(101.INS)	XBRL Instance Document.

(101.LAB)	XBRL Taxonomy Extension Label Linkbase.

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase.

(101.SCH)	XBRL Taxonomy Extension Schema Linkbase.

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase

*           Management contract or compensatory plan or arrangement.