Form 10-Q
period 2014-06-30
EASTMAN KODAK CO
filed 2014-08-05
CIK 31235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

or

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]   No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each Class	Number of Shares Outstanding at August 1, 2014
Common Stock, $0.01 par value	41,729,327

EASTMAN KODAK COMPANY
Form 10-Q

June 30, 2014

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

EASTMAN KODAK COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

(in millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	Successor	Predecessor	Successor	Predecessor
	2014	2013	2014	2013
Revenues
Sales	$429	$472	$818	$961
Services	96	111	191	216
Total revenues	525	583	1,009	1,177
Cost of revenues
Sales	350	365	671	726
Services	73	85	147	169
Total cost of revenues	423	450	818	895
Gross profit	102	133	191	282
Selling, general and administrative expenses	85	115	172	233
Research and development costs	26	25	53	50
Restructuring costs and other	20	29	33	40
Other operating income, net	-	(1)	-	(495)
(Loss) earnings from continuing operations before interest expense, other income (charges), net, reorganization items, net and income taxes	(29)	(35)	(67)	454
Interest expense	16	47	32	72
Loss on early extinguishment of debt	-	-	-	6
Other charges, net	(2)	(3)	(3)	(10)
Reorganization items, net	5	72	10	192
(Loss) earnings from continuing operations before income taxes	(52)	(157)	(112)	174
Provision for income taxes	8	51	-	58
(Loss) earnings from continuing operations	(60)	(208)	(112)	116
(Loss) earnings from discontinued operations, net of income taxes	(2)	(16)	17	(57)
Net (loss) earnings	(62)	(224)	(95)	59
Less: Net income attributable to noncontrolling interests	-	-	3	-
NET (LOSS) EARNINGS ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$(62)	$(224)	$(98)	$59
Basic and diluted net (loss) earnings per share attributable to Eastman Kodak Company common shareholders:
Continuing operations	$(1.44)	$(0.76)	$(2.76)	$0.43
Discontinued operations	(0.05)	(0.06)	0.41	(0.21)
Total	$(1.49)	$(0.82)	$(2.35)	$0.22

Number of common shares used in basic and diluted net (loss) earnings per share	41.7	272.8	41.7	272.7

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

(in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	Successor	Predecessor	Successor	Predecessor
	2014	2013	2014	2013
NET (LOSS) EARNINGS	$(62)	$(224)	$(95)	$59
Other comprehensive (loss) income, net of tax:
Currency translation adjustments	6	(16)	7	15

Unrealized gains from investment, net of tax of $0 for all periods presented	1	-	1	-

Pension and other postretirement benefit plan obligation activity, net of tax of $1 and $23 for the three months ended June 30, 2014 and 2013, respectively, and $1 and $30 for the six months ended June 30, 2014 and 2013, respectively	(15)	407	(15)	448
Total comprehensive (loss) income, net of tax	(70)	167	(102)	522
Less: comprehensive income attributable to noncontrolling interest	-	-	3	-
COMPREHENSIVE (LOSS) INCOME, NET OF TAX ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$(70)	$167	$(105)	$522

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
CONSOLIDATED STATEMENT OF FINANCIAL POSITION (Unaudited)

(in millions)

	As of	As of
	June 30,	December 31,
	2014	2013
ASSETS
Current Assets
Cash and cash equivalents	$768	$844
Restricted cash	15	35
Receivables, net	464	571
Inventories, net	416	358
Deferred income taxes	44	48
Assets held for sale	33	95
Other current assets	22	20
Total current assets	1,762	1,971
Property, plant and equipment, net of accumulated depreciation of $163 and $67, respectively	600	684
Goodwill	96	88
Intangible assets, net of accumulated amortization of $21 and $8, respectively	206	219
Restricted cash	39	79
Deferred income taxes	51	54
Other long-term assets	99	105
TOTAL ASSETS	$2,853	$3,200
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable, trade	$234	$281
Current portion of long-term debt	4	4
Liabilities held for sale	21	38
Other current liabilities	486	562
Total current liabilities	745	885
Long-term debt, net of current portion	673	674
Pension and other postretirement liabilities	523	572
Other long-term liabilities	364	421
Total Liabilities	2,305	2,552

Commitments and Contingencies (Note 5)

Equity
Common stock, $0.01 par value	-	-
Additional paid in capital	615	613
Accumulated deficit	(179)	(81)
Accumulated other comprehensive income	92	99
	528	631
Less: Treasury stock, at cost	(3)	(3)
Total Eastman Kodak Company shareholders’ equity	525	628
Noncontrolling interests	23	20
Total equity	548	648
TOTAL LIABILITIES AND EQUITY	$2,853	$3,200

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(in millions)

	Six Months Ended
	June 30,
	Successor	Predecessor
	2014	2013
Cash flows from operating activities:
Net (loss) earnings	$(98)	$59
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	112	95
Net gain on sales of businesses/assets	(22)	(569)
Loss on early extinguishment of debt	-	6
Non-cash restructuring costs, asset impairments and other charges	2	81
Non-cash reorganization items, net	(8)	91
Provision for deferred income taxes	2	32
Decrease in receivables	113	73
Increase in inventories	(58)	(18)
Decrease in liabilities excluding borrowings	(190)	(258)
Other items, net	15	6
Total adjustments	(34)	(461)
Net cash used in operating activities	(132)	(402)
Cash flows from investing activities:
Additions to properties	(13)	(16)
Proceeds from sales of businesses/assets	16	537
Release of restricted cash	60	2
Marketable securities - sales	-	18
Marketable securities - purchases	-	(17)
Net cash provided by investing activities	63	524
Cash flows from financing activities:
Repayment of emergence credit facilities	(2)	-
Proceeds from DIP Credit Agreements	-	450
Repayment of term loans under Original Senior DIP Credit Agreement	-	(664)
Repayment of term loans under Junior DIP Credit Agreement	-	(4)
Net cash used in financing activities	(2)	(218)
Effect of exchange rate changes on cash	(5)	(24)
Net decrease in cash and cash equivalents	(76)	(120)
Cash and cash equivalents, beginning of period	844	1,135
Cash and cash equivalents, end of period	$768	$1,015

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

Effective August 31, 2013, Kodak sold certain utilities and related facilities and entered into utilities supply and servicing arrangements with RED-Rochester, LLC (“RED”), a variable interest entity (“VIE”). Kodak determined that it was the primary beneficiary of the VIE. Therefore, Kodak consolidates RED’s assets, liabilities and results of operations.  Consolidated assets and liabilities of RED are $79 million and $2 million, respectively, as of June 30, 2014 and $85 million and $3 million, respectively, as of December 31, 2013.  RED’s equity in those net assets as of June 30, 2014 and December 31, 2013 is $21 million and $18 million, respectively.  The results of operations and cash flows of RED are immaterial to Kodak.  RED’s results of operations are reflected in net income attributable to noncontrolling interest in the accompanying Consolidated Statement of Operations.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers (Topic 606).”  ASU 2014-09 supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition” and most industry-specific guidance.  The core principal of ASU 2014-09 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 (January 1, 2017 for Kodak) and allows either a full retrospective adoption to all periods presented or a modified retrospective adoption approach with the cumulative effect of initial application of the revised guidance recognized at the date of initial application.  Kodak is currently evaluating the impact of this ASU.

In April 2014, the FASB issued ASU No. 2014-08 (“ASU 2014-08”), “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360).”  ASU 2014-08 defines a discontinued operation as a disposal of a component (or group of components) of an entity that was disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. A business activity that, upon acquisition, qualifies as held for sale will also be a discontinued operation.  Presentation as a discontinued operation will no longer be precluded if there are operations and cash flows of the component that have not been eliminated from ongoing operations or if there is significant continuing involvement with the component.  ASU 2014-08 introduces several new disclosures including disclosing cash flow information of discontinued operations either in the statement of cash flows or in a note, expanded disclosure when an entity retains a significant continuing involvement with a discontinued operation as well as for disposals of individually material components that do not qualify as discontinued operations.  The amendments in the update are effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014 (January 1, 2015 for Kodak) to new disposals and new classifications of disposal groups as held for sale after the effective date. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued. Kodak does not expect the adoption of this guidance to have a material impact on its Consolidated Financial Statements.

NOTE 2: REORGANIZATION ITEMS, NET

A summary of reorganization items, net is presented in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	Successor	Predecessor	Successor	Predecessor
(in millions)	2014	2013	2014	2013
Professional fees	$3	$41	$8	$99
Provision for expected allowed claims	(1)	38	(1)	100
Other items, net	3	(7)	3	(7)
Reorganization items, net	$5	$72	$10	$192
Cash payments for reorganization items	$8	$58	$18	$101

Costs directly attributable to the implementation of the plan of reorganization are reported as Reorganization items, net.

NOTE 3: RECEIVABLES, NET

	As of
	June 30,	December 31,
(in millions)	2014	2013
Trade receivables	$381	$473
Miscellaneous receivables	83	98
Total (net of allowances of $9 and $6 as of June 30, 2014 and December 31, 2013, respectively)	$464	$571

Approximately $31 million and $39 million of the total trade receivable amounts as of June 30, 2014 and December 31, 2013, respectively, will potentially be settled through customer deductions in lieu of cash payments. Such deductions represent rebates owed to customers and are included in Other current liabilities in the accompanying Consolidated Statement of Financial Position.

NOTE 4: INVENTORIES, NET

	As of
	June 30,	December 31,
(in millions)	2014	2013
Finished goods	$224	$185
Work in process	94	94
Raw materials	98	79
Total	$416	$358

NOTE 5: COMMITMENTS AND CONTINGENCIES

Environmental

Kodak’s undiscounted accrued liabilities for future environmental investigation, remediation and monitoring costs are composed of the following items:

	As of
	June 30,	December 31,
(in millions)	2014	2013
Eastman Business Park site, Rochester, NY	$-	$49
Other current operating sites	8	8
Sites associated with former operations	12	13
Sites associated with the non-imaging health businesses sold in 1994	11	12
Total	$31	$82

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

On June 17, 2013, the Company, the New York State Department of Environmental Conservation and the New York State Urban Development Corporation, d/b/a Empire State Development entered into a settlement agreement, subsequently amended on August 6, 2013 (the “Amended EBP Settlement Agreement”).  The Amended EBP Settlement Agreement was subject to the satisfaction or waiver of certain conditions including a covenant not to sue from the U.S. Environmental Protection Agency (“EPA”).  On May 13, 2014, the Bankruptcy Court approved the U.S. Environmental Settlement, which contained the EPA covenant not to sue, and on May 20, 2014 the Amended EBP Settlement Agreement was implemented and became effective. The Amended EBP Settlement Agreement included a settlement of certain of the Company’s historical environmental liabilities at Eastman Business Park (“EBP”) through the establishment of the EBP Trust as follows:  (i) the EBP Trust is responsible for investigation and remediation at EBP arising from the Company’s historical subsurface environmental liabilities in existence prior to the effective date of the Amended EBP Settlement Agreement, (ii) the Company funded the EBP Trust on the effective date with a $49 million cash payment and transferred certain equipment and fixtures used for remediation at EBP and (iii) in the event the historical liabilities exceed $99 million, the Company will become liable for 50% of the portion above $99 million.  Prior to the implementation of the Amended EBP Settlement Agreement, $49 million was already held in a separate trust and escrow account.

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

Other Commitments and Contingencies

As of June 30, 2014, the Company had outstanding letters of credit of $120 million issued under the Asset Based Revolving Credit Agreement (the “ABL Credit Agreement”), as well as bank guarantees and letters of credit of $7 million, surety bonds in the amount of $22 million, and cash deposits of $60 million, primarily to ensure the payment of possible casualty and workers’ compensation claims, legal contingencies, rental payments, foreign exchange contracts and to support various customs, tax and trade activities. The cash deposits are recorded within Restricted cash and Other long-term assets in the Consolidated Statement of Financial Position.

Kodak’s Brazilian operations are involved in governmental assessments of indirect and other taxes in various stages of litigation, primarily related to federal and state value-added taxes. Kodak is disputing these matters and intends to vigorously defend its position. Kodak routinely assesses all these matters as to the probability of ultimately incurring a liability in its Brazilian operations and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable. As of June 30, 2014, the unreserved portion of these contingencies, inclusive of any related interest and penalties, for which there was at least a reasonable possibility that a loss may be incurred, amounted to approximately $51 million.

In connection with assessments in Brazil, local regulations may require Kodak to post security for a portion of the amounts in dispute. As of June 30, 2014, Kodak has posted security composed of $10 million of pledged cash reported within long-term Restricted cash in the Consolidated Statement of Financial Position and liens on certain Brazilian assets with a net book value of approximately $111 million.  Generally, any encumbrances on the Brazilian assets would be removed to the extent the matter is resolved in Kodak's favor.

Kodak is involved in various lawsuits, claims, investigations and proceedings, including commercial, customs, employment, environmental, and health and safety matters, which are being handled and defended in the ordinary course of business.  Kodak is also subject to various assertions, claims, proceedings and requests for indemnification concerning intellectual property, including patent infringement suits involving technologies that are incorporated in a broad spectrum of Kodak’s products.  These matters are in various stages of investigation and litigation, and are being vigorously defended. Kodak is in the process of resolving any remaining litigation that was stayed as a result of the chapter 11 filing, in accordance with the Bankruptcy Code and the orders of the Bankruptcy Court. Kodak does not believe that it is probable that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial condition or results of operations, although litigation is inherently unpredictable.  Therefore, judgments could be rendered or settlements entered that could adversely affect Kodak’s operating results or cash flows in a particular period.  Kodak routinely assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable.

NOTE 6: GUARANTEES

Kodak guarantees debt and other obligations of certain customers. The debt and other obligations are primarily due to banks and leasing companies in connection with financing of customers’ purchases of equipment and product from Kodak. At June 30, 2014, the maximum potential amount of future payments (undiscounted) that Kodak could be required to make under these customer-related guarantees was $6 million. At June 30, 2014, the carrying amount of any liability related to these customer guarantees was not material.

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

EKC also guarantees obligations to third parties for some of its consolidated subsidiaries. The maximum amount guaranteed, and the outstanding amount for those guarantees, is $68 million.

In connection with the settlement of certain of the Company’s historical environmental liabilities at EBP and in accordance with the terms of the Amended EBP Settlement Agreement, in the event the historical liabilities exceed $99 million, the Company will become liable for 50% of the portion above $99 million with no limitation to the maximum potential future payments.  There is no liability recorded for this guarantee.

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

The change in Kodak’s accrued warranty obligations balance, which is reflected in Other current liabilities in the accompanying Consolidated Statement of Financial Position, was as follows:

(in millions)

Accrued warranty obligations as of December 31, 2013	$13
Actual warranty experience during 2014	(10)
2014 warranty provisions	4
Accrued warranty obligations as of June 30, 2014	$7

Kodak also offers its customers extended warranty arrangements that are generally one year, but may range from three months to three years after the original warranty period. Kodak provides repair services and routine maintenance under these arrangements. Kodak has not separated the extended warranty revenues and costs from the routine maintenance service revenues and costs, as it is not practicable to do so. Therefore, these revenues and costs have been aggregated in the discussion that follows. The change in Kodak’s deferred revenue balance in relation to these extended warranty and maintenance arrangements from December 31, 2013 to June 30, 2014, which is reflected in Other current liabilities in the accompanying Consolidated Statement of Financial Position, was as follows:

(in millions)

Deferred revenue on extended warranties as of December 31, 2013	$30
New extended warranty and maintenance arrangements in 2014	99
Recognition of extended warranty and maintenance arrangement revenue in 2014	(100)
Deferred revenue on extended warranties as of June 30, 2014	$29

NOTE 7: OTHER OPERATING INCOME, NET

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	Successor	Predecessor	Successor	Predecessor
(in millions)	2014	2013	2014	2013
(Income) expenses:
Gain on sale of digital imaging patent portfolio	$-	$-	$-	$(535)
Goodwill impairment (1)	-	-	-	77
Gain on sale of property in Mexico (2)	-	-	-	(34)
Other	-	(1)	-	(3)
Total	$-	$(1)	$-	$(495)

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
In March 2013, the deferred gain was recognized as the lease term expired.

NOTE 8: INCOME TAXES

Kodak’s income tax provision (benefit) and effective tax rate were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	Successor	Predecessor	Successor	Predecessor
(in millions)	2014	2013	2014	2013
(Loss) earnings from continuing operations before income taxes	$(52)	$(157)	$(112)	$174
Effective tax rate	(15.7)%	(32.5)%	0.0%	33.3%
Provision for income taxes	8	51	-	58
(Benefit) provision for income taxes @ 35%	(18)	(55)	(39)	61
Difference between tax at effective vs. statutory rate	$26	$106	$39	$(3)

For the three months ended June 30, 2014, the difference between the Company’s recorded provision and the benefit that would result from applying the U.S. statutory rate of 35.0% is primarily attributable to: (1) losses generated within the U.S. and certain jurisdictions outside the U.S. for which no benefit was recognized due to management’s conclusion that it was more likely than not that the tax benefits would not be realized.

For the six months ended June 30, 2014, the difference between the Company’s recorded provision and the benefit that would result from applying the U.S. statutory rate of 35.0% is primarily attributable to: (1) losses generated within the U.S. for which no benefit was recognized, offset by income in certain jurisdictions outside the U.S. for which no provision was recognized due to management’s conclusion that it was more likely than not that the tax benefits would not be realized, (2) a benefit as a result of Kodak reaching a settlement with a taxing authority in a location outside the U.S. related to withholding taxes, and (3) a benefit associated with foreign withholding taxes on undistributed earnings.

For the three months ended June 30, 2013, the difference between the Company’s recorded provision and the benefit that would result from applying the U.S. statutory rate of 35.0% is primarily attributable to: (1) losses generated within the U.S. and certain jurisdictions outside the U.S. for which no benefit was recognized due to management’s conclusion that it was more likely than not that the tax benefits would not be realized, (2) a provision associated with withholding taxes on foreign dividends paid, (3) a benefit associated with foreign withholding taxes on undistributed earnings, and (4) a provision associated with the establishment of a deferred tax asset valuation allowance outside the U.S.

During the three months ended June 30, 2013, the Company determined that it is more likely than not that a portion of the deferred tax assets outside the U.S. would not be realized and, accordingly, recorded a tax provision of $45 million associated with the establishment of a valuation allowance on those deferred tax assets.

For the six months ended June 30, 2013, the difference between the Company’s recorded provision and the provision that would result from applying the U.S. statutory rate of 35.0% is primarily attributable to: (1) income generated within the U.S for which no provision was recognized, offset by losses generated within certain jurisdictions outside the U.S. for which no benefit was recognized due to management’s conclusion that it was more likely than not that the tax benefits would not be realized, (2) a provision associated with withholding taxes on the sale of intellectual property, (3) a benefit associated with the tax impact of the goodwill impairment recognized during the six-month period (4) a provision associated with withholding taxes on foreign dividends paid, (5) a benefit associated with foreign withholding taxes on undistributed earnings, (6) a provision associated with the establishment of a deferred tax asset valuation allowance outside the U.S., and (7) changes in audit reserves.

NOTE 9: RESTRUCTURING LIABILITIES

Charges for restructuring activities are recorded in the period in which Kodak commits to a formalized restructuring plan, or executes the specific actions contemplated by the plan, and all criteria for liability recognition under the applicable accounting guidance have been met. Restructuring actions taken in the first half of 2014 included steps toward exiting a plate manufacturing facility in the UK.  In addition, actions were initiated to reduce Kodak’s cost structure as part of its commitment to drive sustainable profitability and included a workforce reduction in France, manufacturing capacity reductions in the U.S. and various targeted reductions in service, sales, research and development and other administrative functions.

Restructuring Reserve Activity

The activity in the accrued balances and the non-cash charges and credits incurred in relation to restructuring activities for the three and six months ended June 30, 2014 were as follows:

			Long-lived Asset
		Exit	Impairments and
	Severance	Costs	Inventory
(in millions)	Reserve	Reserve	Write-downs	Total
Balance as of December 31, 2013	$26	$8	$-	$34

Q1 2014 charges - continuing operations	11	1	1	13
Q1 utilization/cash payments	(11)	(3)	(1)	(15)
Balance as of March 31, 2014	$26	$6	$-	$32

Q2 2014 charges - continuing operations	19	1	-	20
Q2 utilization/cash payments	(9)	(1)	-	(10)
Balance as of June 30, 2014	$36	$6	$-	$42

For the three months ended June 30, 2014, the $20 million of charges were reported as Restructuring costs and other in the accompanying Consolidated Statement of Operations. The severance and exit costs reserves require the outlay of cash.

The severance costs for the three months ended June 30, 2014 related to the elimination of approximately 200 positions, including approximately 100 manufacturing/service positions, 25 research and development positions and 75 administrative positions. The geographic composition of these positions includes approximately 50 in the United States and Canada and 150 throughout the rest of the world.

For the six months ended June 30, 2014, the $33 million of charges were reported as Restructuring costs and other in the accompanying Consolidated Statement of Operations. The severance and exit costs reserves require the outlay of cash, while long-lived asset impairments and inventory write-downs represent non-cash items.

The severance costs for the six months ended June 30, 2014 related to the elimination of approximately 400 positions, including approximately 225 manufacturing/service positions, 50 research and development positions and 125 administrative positions. The geographic composition of these positions includes approximately 200 in the United States and Canada and 200 throughout the rest of the world.

As a result of these initiatives, the majority of the severance will be paid during periods through the end of 2014. However, in some instances, the employees whose positions were eliminated can elect or are required to receive their payments over an extended period of time. In addition, certain exit costs, such as long-term lease payments, will be paid over periods throughout 2014 and beyond.

NOTE 10: RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of the net periodic benefit cost for all major U.S. and Non-U.S. defined benefit plans are as follows:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	Successor		Predecessor		Successor		Predecessor
(in millions)	2014		2013		2014		2013
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Major defined benefit plans:
Service cost	$5	$1	$8	$3	$9	$3	$16	$5
Interest cost	47	8	43	35	94	16	86	71
Expected return on plan assets	(77)	(10)	(86)	(40)	(154)	(20)	(173)	(80)
Amortization of:
Prior service cost	-	-	-	-	-	-	-	1
Net actuarial loss	-	-	50	21	-	-	99	42
Pension (income) expense before curtailments	(25)	(1)	15	19	(51)	(1)	28	39
Curtailment loss	-	-	1	13	-	-	1	13
Net pension (income) expense	(25)	(1)	16	32	(51)	(1)	29	52
Other plans including unfunded plans	-	1	-	2	-	3	-	8
Total net pension (income) expense	$(25)	$-	$16	$34	$(51)	$2	$29	$60

The pension (income) expense before curtailments reported above for the three and six months ended June 30, 2013 includes $14 million and $29 million respectively, of expense which was reported as Discontinued operations.

Kodak made contributions (funded plans) or paid benefits (unfunded plans) totaling approximately $5 million relating to its major U.S. and non-U.S. defined benefit pension plans for the six months ended June 30, 2014.  Kodak forecasts its contribution (funded plans) and benefit payment (unfunded plans) requirements for its major U.S. and non-U.S. defined benefit pension plans for the balance of 2014 to be approximately $11 million.

Postretirement benefit costs for the Company’s U.S., Canada and U.K. postretirement benefit plans, which represent the Company’s major postretirement plans, include:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	Successor	Predecessor	Successor	Predecessor
(in millions)	2014	2013	2014	2013
Service cost	$-	$-	$-	$-
Interest cost	1	1	2	2
Amortization of:
Prior service credit	-	(29)	-	(57)
Net actuarial loss	-	2	-	3
Total net postretirement benefit expense (income)	$1	$(26)	$2	$(52)

Kodak paid benefits, net of participant contributions, totaling $4 million relating to its major postretirement benefit plans for the six months ended June 30, 2014. Kodak expects to pay benefits, net of participant contributions, of approximately $5 million for these postretirement plans for the remainder of 2014.

NOTE 11: EARNINGS PER SHARE

Basic earnings per share computations are based on the weighted-average number of shares of common stock outstanding during the period. Weighted-average basic and diluted shares outstanding were 41.7 million and 272.8 million for the three months ended June 30, 2014 and 2013, respectively and 41.7 million and 272.7 million for the six months ended June 30, 2014 and 2013, respectively.

As a result of the net loss from continuing operations presented for the three months and six months ended June 30, 2014, Kodak calculated diluted earnings per share using weighted-average basic shares outstanding for those periods, as utilizing diluted shares would be anti-dilutive to loss per share. If Kodak had reported earnings from continuing operations for the three months and six months ended June 30, 2014, the following potential shares of its common stock would have been dilutive in the computation of diluted earnings per share:
(in millions of shares)	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014
Unvested share-based awards	0.3	0.3
Warrants to purchase common shares	1.8	1.9
Total	2.1	2.2

As a result of the net loss from continuing operations reported by the Predecessor Company for the three months ended June 30, 2013, Kodak calculated diluted earnings per share using weighted-average basic shares outstanding for that period, as utilizing diluted shares would be anti-dilutive to loss per share.

If the Predecessor Company had reported earnings from continuing operations for the quarter ended June 30, 2013, no additional shares of common stock from unvested share-based awards and assumed conversion of (1) approximately 7.6 million outstanding employee stock options, (2) approximately 40.0 million outstanding detachable warrants to purchase common shares, and (3) approximately $400 million of convertible senior notes due 2017 would have been included in the computation of diluted earnings per share since they were all anti-dilutive.

The Predecessor Company reported earnings from continuing operations for the six months ended June 30, 2013.  However, no additional shares of common stock from unvested share-based awards and the assumed conversion of (1) approximately 7.6 million outstanding employee stock options, (2) approximately 40.0 million outstanding detachable warrants to purchase common shares, and (3) approximately $400 million of convertible senior notes due 2017 were included in the computation of diluted earnings per share, as these securities were anti dilutive.

NOTE 12: SHAREHOLDERS’ EQUITY

Kodak has 560 million shares of authorized stock, consisting of: (i) 500 million shares of common stock, par value $0.01 per share and (ii) 60 million shares of preferred stock, no par value, issuable in one or more series. As of June 30, 2014 and December 31, 2013, there were 41.7 and 41.6 million shares of common stock and no shares of preferred stock issued and outstanding, respectively. Treasury stock consisted of approximately 0.2 million shares at both June 30, 2014 and December 31, 2013.

NOTE 13: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in Accumulated other comprehensive income (loss) by component, net of tax, were as follows:

(in millions)	Three Months Ended June 30, 2014 (Successor)
	Unrealized Gains (Losses) Related to Available-for-Sale Securities	Currency Translation Adjustments	Pension and Other Postretirement Benefit Plan Obligation Changes	Total
Beginning balance	$-	$2	$98	$100
Other comprehensive income before reclassifications	1	6	(15)	(8)
Amounts reclassified from accumulated other comprehensive income	-	-	-	-
Net current-period other comprehensive income	1	6	(15)	(8)
Ending balance	$1	$8	$83	$92

(in millions)	Six Months Ended June 30, 2014 (Successor)
	Unrealized Gains (Losses) Related to Available-for-Sale Securities	Currency Translation Adjustments	Pension and Other Postretirement Benefit Plan Obligation Changes	Total
Beginning balance	$-	$1	$98	$99
Other comprehensive income before reclassifications	1	7	(15)	(7)
Amounts reclassified from accumulated other comprehensive income	-	-	-	-
Net current-period other comprehensive income	1	7	(15)	(7)
Ending balance	$1	$8	$83	$92

(in millions)	Three Months Ended June 30, 2013 (Predecessor)
	Unrealized Gains (Losses) Related to Available-for-Sale Securities	Unrealized Gains (Losses) from Hedging Activity	Currency Translation Adjustments	Pension and Other Postretirement Benefit Plan Obligation Changes	Total
Beginning balance	$1	$(2)	$349	$(2,892)	$(2,544)
Other comprehensive income before reclassifications	-	-	(16)	361	345
Amounts reclassified from accumulated other comprehensive income	-	-	-	46	46
Net current-period other comprehensive income	-	-	(16)	407	391
Ending balance	$1	$(2)	$333	$(2,485)	$(2,153)

(in millions)	Six Months Ended June 30, 2013 (Predecessor)
	Unrealized Gains (Losses) Related to Available-for-Sale Securities	Unrealized Gains (Losses) from Hedging Activity	Currency Translation Adjustments	Pension and Other Postretirement Benefit Plan Obligation Changes	Total
Beginning balance	$1	$(2)	$318	$(2,933)	$(2,616)
Other comprehensive income before reclassifications	-	-	15	362	377
Amounts reclassified from accumulated other comprehensive income	-	-	-	86	86
Net current-period other comprehensive income	-	-	15	448	463
Ending balance	$1	$(2)	$333	$(2,485)	$(2,153)

The following amounts were reclassified out of Accumulated other comprehensive income (loss):

	Three Months Ended
	June 30,
	Successor	Predecessor
(in millions)	2014	2013
	Amount Reclassified from Accumulated Other Comprehensive Income	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statement of Operations
Pension and other postretirement benefit obligation changes:
Amortization of prior-service credit	$-	$(29)	(a)
Amortization of actuarial losses	-	73	(a)
Recognition of losses due to settlements	-	14	(a)
	-	58		Total before tax
	-	12		Tax provision
Reclassifications for the period	$-	$46		Net of tax

	Six Months Ended
	June 30,
	Successor	Predecessor
(in millions)	2014	2013
	Amount Reclassified from Accumulated Other Comprehensive Income	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statement of Operations
Pension and other postretirement benefit obligation changes:
Amortization of prior-service credit	$-	$(56)	(a)
Amortization of actuarial losses	-	144	(a)
Recognition of losses due to settlements	-	17	(a)
	-	105		Total before tax
	-	19		Tax provision
Reclassifications for the period	$-	$86		Net of tax

(a)	See Note 10, “Retirement Plans and Other Postretirement Benefits,” regarding the pensions and other postretirement plan obligation changes.

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

Upon emergence from bankruptcy, as a part of the Global Settlement and pursuant to the Amended SAPA, Kodak consummated the sale of certain assets of the Business to KPP Holdco Limited (“KPP Holdco”), a wholly owned subsidiary of KPP, and certain direct and indirect subsidiaries of KPP Holdco (together with KPP Holdco, the “KPP Purchasing Parties”), for net cash consideration, in addition to the assumption by the KPP Purchasing Parties of certain liabilities of the Business, of $325 million. Up to $35 million in aggregate of the purchase price is subject to repayment to KPP if the Business does not achieve certain annual adjusted EBITDA targets over the four-year period ending December 31, 2018. Certain assets and liabilities of the Business in certain jurisdictions were not transferred at the initial closing, which took place upon emergence, but are being transferred in a series of deferred closings in accordance with the Amended SAPA. Kodak is operating the Business relating to the deferred closing jurisdictions, subject to certain covenants, until the applicable deferred closing occurs, and delivers to (or receives from) a KPP subsidiary at each deferred closing a true-up payment reflecting the actual economic benefit (or detriment) to the Business in the applicable deferred closing jurisdiction(s) from the time of the initial closing through the time of the applicable deferred closing. Up to the time of the deferred closing, the results of the operations of the Business are reported as (Loss) earnings from discontinued operations, net of income taxes in the Consolidated Statement of Operations and the assets and liabilities of the Business are categorized as Assets held for sale or Liabilities held for sale in the Consolidated Statement of Financial Position, as appropriate.

On March 17, 2014, the KPP Purchasing Parties agreed to pay Kodak $20 million of incremental consideration ($13 million was paid in March of 2014 and the remainder is owed within one year of March 2014) in lieu of working capital adjustments contemplated by the Amended SAPA.

The following table summarizes the major classes of assets and liabilities related to the disposition of the Business which have been segregated and included in Assets held for sale and Liabilities held for sale in the Consolidated Statement of Financial Position:

	As of
	June 30,	December 31,
(in millions)	2014	2013
Receivables, net	$10	$16
Inventories, net	9	62
Property, plant and equipment, net	7	10
Other assets	7	7
Assets held for sale	$33	$95

Trade payables	$10	$24
Miscellaneous payables and accruals	11	14
Liabilities held for sale	$21	$38

Discontinued operations of Kodak include the Business (excluding the consumer film business, for which Kodak has entered into an ongoing supply arrangement with Kodak Alaris, the new entity formed by the KPP Purchasing Parties) and other miscellaneous businesses.

The significant components of revenues and (loss) earnings from discontinued operations, net of income taxes, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	Successor	Predecessor	Successor	Predecessor
(in millions)	2014	2013	2014	2013
Revenues from Personalized and Document Imaging	$29	$289	$59	$537
Revenues from other discontinued operations	-	10	1	20
Total revenues from discontinued operations	$29	$299	$60	$557

Pre-tax (loss) earnings from Personalized and Document Imaging	$(1)	$(19)	$18	$(48)
Pre-tax (loss) earnings from other discontinued operations	-	1	1	(15)
(Provision) benefit for income taxes related to discontinued operations	(1)	2	(2)	6
(Loss) earnings from discontinued operations, net of income taxes	$(2)	$(16)	$17	$(57)

Kodak was required to use a portion of the proceeds from the divestiture of the Business to repay $200 million of the Junior Debtor-In-Possession Credit Agreement. Interest expense on the debt that was required to be repaid as a result of the sale of the Personalized Imaging and Document Imaging businesses has therefore been allocated to discontinued operations ($0 million and $5 million for the three months ended June 30, 2014 and 2013, respectively and $0 million and $10 million for the six months ended June 30, 2014 and 2013, respectively).

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

NOTE 15: SEGMENT INFORMATION

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

All Other: All Other is composed of Kodak’s consumer film business in countries where that business has not yet transferred ownership to the KPP Purchasing Parties, and a utilities variable interest entity. Effective August 31, 2013, the Company sold certain utilities and related facilities and entered into utilities supply and servicing arrangements with RED, a variable interest entity.

Segment financial information is shown below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	Successor	Predecessor	Successor	Predecessor
(in millions)	2014	2013	2014	2013
Revenues from continuing operations:
Graphics, Entertainment & Commercial Films	$357	$371	$675	$757
Digital Printing and Enterprise	168	198	334	395
All Other	-	14	-	25
Consolidated total	$525	$583	$1,009	$1,177

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	Successor	Predecessor	Successor	Predecessor
(in millions)	2014	2013	2014	2013
Segment (loss) earnings and Consolidated (loss) earnings from continuing operations before income taxes
Graphics, Entertainment and Commercial Films	$(8)	$(6)	$(35)	$10
Digital Printing and Enterprise	(27)	(11)	(52)	(29)
Total of reportable segments	(35)	(17)	(87)	(19)
All Other	(4)	-	(7)	(2)
Restructuring costs and other	(20)	(33)	(33)	(46)
Corporate components of pension and OPEB income (1)	30	14	60	26
Other operating income, net	-	1	-	495
Loss on early extinguishment of debt, net	-	-	-	6
Interest expense	16	47	32	72
Other charges, net	(2)	(3)	(3)	(10)
Reorganization items, net	5	72	10	192
Consolidated (loss) earnings from continuing operations before income taxes	$(52)	$(157)	$(112)	$174

(1)
Composed of interest cost, expected return on plan assets, amortization of actuarial gains and losses, amortization of prior service credits related to the U.S. Postretirement Benefit Plan and special termination benefits, curtailments and settlement components of pension and other postretirement benefit expenses, except for settlements in connection with the chapter 11 bankruptcy proceedings that are recorded in Reorganization items, net and curtailments and settlements included in (Loss) earnings from discontinued operations, net of income taxes in the Consolidated Statement of Operations.

NOTE 16: FINANCIAL INSTRUMENTS

The following tables present the carrying amounts, estimated fair values, and location in the Consolidated Statement of Financial Position for Kodak’s financial instruments:

		Value Of Items Recorded At Fair Value
(in millions)		As of June 30, 2014
		Total	Level 1	Level 2	Level 3
ASSETS
Derivatives
Short-term foreign exchange contracts	Receivables, net	$1	$-	$1	$-

LIABILITIES

Derivatives
Short-term foreign exchange contracts	Other current liabilities	1	-	1	-

(in millions)			Value Of Items Not Recorded At Fair Value
			As of June 30, 2014
			Total	Level 1	Level 2	Level 3
LIABILITIES
Debt
Short-term debt	Current portion of long-term debt	Carrying value	$4	$-	$4	$-
		Fair value	4	-	4	-

Long-term debt	Long-term debt, net of current portion	Carrying value	673	-	673	-
		Fair value	703	-	703	-

		Value Of Items Recorded At Fair Value
(in millions)		As of December 31, 2013
		Total	Level 1	Level 2	Level 3
ASSETS
Derivatives
Short-term foreign exchange contracts	Receivables, net	$1	$-	$1	$-

LIABILITIES
Derivatives
Short-term foreign exchange contracts	Other current liabilities	3	-	3	-

			Value Of Items Not Recorded At Fair Value
(in millions)			As of December 31, 2013
			Total	Level 1	Level 2	Level 3
LIABILITIES
Debt
Short-term debt	Current portion of long-term debt	Carrying value	$4	$-	$4	$-
		Fair value	4	-	4	-

Long-term debt	Long-term debt, net of current portion	Carrying value	674	-	674	-
		Fair value	687	-	687	-

Kodak does not utilize financial instruments for trading or other speculative purposes.

Fair Value

Fair values of Kodak’s forward contracts are determined using observable inputs (Level 2 fair value measurements), and are based on the present value of expected future cash flows (an income approach valuation technique) considering the risks involved and using discount rates appropriate for the duration of the contracts. Transfers between levels of the fair value hierarchy are recognized based on the actual date of the event or change in circumstances that caused the transfer. There were no transfers between levels of the fair value hierarchy during the three months or six months ended June 30, 2014.

Fair values of long-term borrowings are determined by reference to quoted market prices, if available, or by pricing models based on the value of related cash flows discounted at current market interest rates. The carrying values of cash and cash equivalents and trade receivables (which are not shown in the table above) approximate their fair values.

Foreign Exchange

Foreign exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in Other charges, net in the accompanying Consolidated Statement of Operations. The net effects of foreign currency transactions, including changes in the fair value of foreign exchange contracts, are shown below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	Successor	Predecessor	Successor	Predecessor
(in millions)	2014	2013	2014	2013
Net loss	$(1)	$(1)	$(3)	$(3)

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

Kodak’s financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments. Kodak manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties. Kodak has procedures to monitor the credit exposure amounts. The maximum credit exposure at June 30, 2014 was not significant to Kodak.

In the event of a default under the Company’s Senior Secured First Lien Term Credit Agreement, Senior Secured Second Lien Term Credit Agreement, the ABL Credit Agreement, or a default under any derivative contract or similar obligation of Kodak, subject to certain minimum thresholds, the derivative counterparties would have the right, although not the obligation, to require immediate settlement of some or all open derivative contracts at their then-current fair value, but with liability positions netted against asset positions with the same counterparty. At June 30, 2014, Kodak had open derivative contracts in liability positions with a total fair value of $1 million.

Kodak had no derivatives designated as hedging instruments for the three and six months ended June 30, 2014 and 2013.  The location and amounts of pre-tax gains and losses related to derivatives not designated as hedging instruments reported in the Consolidated Statement of Operations are shown in the following table:

Derivatives Not Designated as Hedging Instruments, Foreign Exchange Contracts
(in millions)

Location of Gain or (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative
Three Months Ended
June 30,
	Successor	Predecessor
	2014	2013
Other charges, net	$ 4	$ (1)

Location of Gain or (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative
Six Months Ended
June 30,
	Successor	Predecessor
	2014	2013
Other charges, net	$ 8	$ (3)

Foreign Currency Forward Contracts

Kodak’s foreign currency forward contracts used to mitigate currency risk related to existing foreign currency denominated assets and liabilities are not designated as hedges, and are marked to market through net (loss) earnings at the same time that the exposed assets and liabilities are re-measured through net (loss) earnings (both in Other charges, net) in the Consolidated Statement of Operations). The notional amount of such contracts open at June 30, 2014 was approximately $415 million. The majority of the contracts of this type held by Kodak as of June 30, 2014 were denominated in euros.

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

Revenue declined $58 million (10%) compared to the prior year quarter and $168 million (14%) compared to the first half of last year.  The year over year revenue declines were primarily due to Entertainment Imaging and Commercial Films, as a result of lower demand due to acceleration of digital substitution, and Consumer Inkjet Systems, as the size of the installed base of Kodak consumer inkjet printers continues to decline. Revenue for these businesses is expected to continue to become a smaller percentage of overall revenue, as Kodak invests in the growth of its strategic businesses.

Kodak continues to focus on managing its cost structure.  Among other compensation and benefit plan changes, Kodak recently announced plans to amend its U.S. defined benefit pension plan, effective January 1, 2015, that are expected to reduce that pension plan’s projected benefit obligation by approximately $55 million.

CURRENT KODAK OPERATING MODEL AND REPORTING STRUCTURE

Kodak has two reportable segments: the Graphics, Entertainment and Commercial Films Segment and the Digital Printing and Enterprise Segment. The balance of Kodak’s continuing operations, which do not meet the criteria of a reportable segment, are reported in All Other and are composed of Kodak’s consumer film business in countries where that business has not yet transferred ownership to the KPP Purchasing Parties, and a utilities variable interest entity. Effective August 31, 2013, the Company sold certain utilities and related facilities and entered into utilities supply and servicing arrangements with RED Rochester LLC, a variable interest entity.

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

Consumer Inkjet Systems: Consumer Inkjet Systems includes the sale of ink to its existing installed base of consumer inkjet printers.

Revenues from Continuing Operations by Reportable Segment
(in millions)	Three Months Ended June 30,				Six Months Ended June 30,
	Successor 2014	Predecessor 2013	% Change	Foreign Currency Impact*	Successor 2014	Predecessor 2013	% Change	Foreign Currency Impact*
Graphics, Entertainment and Commercial Films
Inside the U.S.	$94	$90	+4%	0%	$179	$213	-16%	0%
Outside the U.S.	263	281	-6%	1%	496	544	-9%	0%
Total Graphics, Entertainment and Commercial Films	357	371	-4%	1%	675	757	-11%	0%

Digital Printing and Enterprise
Inside the U.S.	68	92	-26%	0%	148	185	-20%	0%
Outside the U.S.	100	106	-6%	0%	186	210	-11%	0%
Total Digital Printing and Enterprise	168	198	-15%	0%	334	395	-15%	0%

All Other
Inside the U.S.	-	5		0%	-	8		0%
Outside the U.S.	-	9		0%	-	17		0%
Total All Other	-	14	-100%	0%	-	25	-100%	0%

Consolidated
Inside the U.S.	162	187	-13%	0%	327	406	-19%	0%
Outside the U.S.	363	396	-8%	1%	682	771	-12%	0%
Consolidated Total	$525	$583	-10%	0%	$1,009	$1,177	-14%	0%

* Represents the percentage change in segment net sales for the period that is attributable to foreign currency fluctuations.

Segment (Loss) Earnings and Consolidated (Loss) Earnings from Continuing Operations Before Income Taxes

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	Successor	Predecessor	Successor	Predecessor
(in millions)	2014	2013	2014	2013
Segment (loss) earnings and Consolidated (loss) earnings from continuing operations before income taxes
Graphics, Entertainment and Commercial Films	$(8)	$(6)	$(35)	$10
Digital Printing and Enterprise	(27)	(11)	(52)	(29)
Total of reportable segments	(35)	(17)	(87)	(19)
All Other	(4)	-	(7)	(2)
Restructuring costs and other	(20)	(33)	(33)	(46)
Corporate components of pension and OPEB income (1)	30	14	60	26
Other operating income, net	-	1	-	495
Loss on early extinguishment of debt, net	-	-	-	6
Interest expense	16	47	32	72
Other charges, net	(2)	(3)	(3)	(10)
Reorganization items, net	5	72	10	192
Consolidated (loss) earnings from continuing operations before income taxes	$(52)	$(157)	$(112)	$174

(1)
Composed of interest cost, expected return on plan assets, amortization of actuarial gains and losses, amortization of prior service credits related to the U.S. Postretirement Benefit Plan and special termination benefits, curtailments and settlement components of pension and other postretirement benefit expenses, except for settlements in connection with the chapter 11 bankruptcy proceedings that are recorded in Reorganization items, net and curtailments and settlements included in (Loss) earnings from discontinued operations, net of income taxes in the Consolidated Statement of Operations.

2014 COMPARED WITH 2013
SECOND QUARTER AND YEAR TO DATE
RESULTS OF OPERATIONS

(in millions)	Three Months Ended June 30,					Six Months Ended June 30,
	Successor		Predecessor			Successor		Predecessor
	2014	% of Sales	2013	% of Sales	% Change	2014	% of Sales	2013	% of Sales	% Change

Revenues	$525		$583		-10%	$1,009		$1,177		-14%
Cost of revenues	423		450		-6%	818		895		-9%
Gross profit	102	19%	133	23%	-23%	191	19%	282	24%	-32%
Selling, general and administrative expenses	85	16%	115	20%	-26%	172	17%	233	20%	-26%
Research and development costs	26	5%	25	4%	4%	53	5%	50	4%	6%
Restructuring costs and other	20	4%	29	5%	-31%	33	3%	40	3%	-18%
Other operating income, net	-		(1)			-		(495)
(Loss) earnings from continuing operations before interest expense, other income (charges), net, reorganization items, net and income taxes	(29)	-6%	(35)	-6%	17%	(67)	-7%	454	39%	-115%
Interest expense	16	3%	47	8%	-66%	32	3%	72	6%	-56%
Loss on early extinguishment of debt, net	-		-			-		6
Other charges, net	(2)		(3)			(3)		(10)
Reorganization items, net	5	1%	72	12%	-93%	10	1%	192	16%	-95%
(Loss) earnings from continuing operations before income taxes	(52)	-10%	(157)	-27%	67%	(112)	-11%	174	15%	-164%
Provision for income taxes	8	2%	51	9%	-84%	-	0%	58	5%	100%
(Loss) earnings from continuing operations	(60)	-11%	(208)	-36%	71%	(112)	-11%	116	10%	-197%
(Loss) earnings from discontinued operations, net of income taxes	(2)		(16)			17		(57)
Net (loss) earnings	(62)	-12%	(224)	-38%	72%	(95)	-9%	59	5%	-261%
Less: Net earnings attributable to noncontrolling interests	-		-			3		-
NET (LOSS) EARNINGS ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$(62)	-12%	$(224)	-38%	72%	$(98)	-10%	$59	5%	-266%

	Three Months Ended
	June 30,			Percent Change vs. 2013
	2014 Amount	Change vs. 2013		Volume	Price/Mix		Foreign Exchange	Manufacturing and Other Costs

Revenues	$525	-10%		-11%	1%		-	n/a

Gross profit margin	19%	-4	pp	n/a	-3	pp	0pp	-1pp

	Six Months Ended
	June 30,			Percent Change vs. 2013
	2014 Amount	Change vs. 2013		Volume	Price/Mix		Foreign Exchange	Manufacturing and Other Costs

Revenues	$1,009	-14%		-12%	-2%		-	n/a

Gross profit margin	19%	-5	pp	n/a	-3	pp	0pp	-2pp

Revenues

Current Quarter

For the three months ended June 30, 2014, revenues decreased approximately 10% compared with the same period in 2013, primarily due to volume declines in Entertainment Imaging and Commercial Films (-4%) and Consumer Inkjet Systems (-3%).  This was partially offset by favorable price/mix within Intellectual Property and Brand Licensing (+2%).  See segment discussions below for additional information.

Year to Date

For the six months ended June 30, 2014, revenues decreased approximately 14% compared with the same period in 2013, primarily due to volume declines in Entertainment Imaging and Commercial Films (-5%) and Consumer Inkjet Systems (-3%).  Also contributing to the decrease was unfavorable price/mix due to lower licensing revenue (-1%).  See segment discussions below for additional information.

Gross Profit

Current Quarter

The decrease in gross profit percent for the three months ended June 30, 2014 of approximately 4pp as compared with the prior year period was driven by unfavorable price/mix within Consumer Inkjet Systems (-2pp) and increased manufacturing and other costs within Graphics, Entertainment & Commercial Films (-1pp).  See segment discussions below for additional details.

Year to Date

The decrease in gross profit percent for the six months ended June 30, 2014 of approximately 5pp as compared with the prior year period was driven by increased manufacturing and other costs within Graphics, Entertainment & Commercial Films (-2pp).   Also contributing to the decrease was unfavorable price/mix primarily within Consumer Inkjet Systems (-1pp) and Entertainment Imaging and Commercial Films (-1pp) and lower licensing revenue (-1pp).  See segment discussions below for additional details.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses (SG&A) decreased (26%) for both the three and six months ended June 30, 2014, as compared with the prior year periods partially reflecting lower pension costs for the quarter and year-to-date periods (8% and 9%, respectively) with the remaining decrease primarily due to the impact of cost reduction actions.

Research and Development Costs

Consolidated research and development (R&D) expenses increased for the three and six months ended June 30, 2014 (4% and 6% respectively) as compared with the prior year periods primarily due to increased expenditures in the Digital Printing and Enterprise Segment as new products get closer to commercialization.  For both the three and six months ended June 30, 2014, increased depreciation expense from the application of fresh start accounting (10% for both periods) was mitigated by lower pension expense (-14% for both periods).

Other Operating Income, Net

For details, refer to Note 7, “Other Operating Income, Net.”

Reorganization Items, Net

For details, refer to Note 2, “Reorganization Items, Net.”

Income Tax (Benefit) Provision

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	Successor	Predecessor	Successor	Predecessor
	2014	2013	2014	2013
(Loss) earnings from continuing operations before income taxes	$(52)	$(157)	$(112)	$174
Provision for income taxes	$8	$51	$-	$58
Effective tax rate	(15.4)%	(32.5)%	0.0%	33.3%

Current Quarter

The change in Kodak’s effective tax rate from continuing operations for the quarter as compared to 2013 is primarily attributable to: (1) a decrease as a result of losses generated within the U.S. and certain jurisdictions outside the U.S. for which no benefit was recognized due to management’s conclusion that it was more likely than not that the tax benefits would not be realized, (2) a provision as a result of the establishment of a deferred tax asset valuation allowance in certain jurisdictions outside the U.S. in the three months ended June 30, 2013, (3) a provision associated with withholding taxes on foreign dividends paid in the three months ended June 30, 2013, (4) a benefit associated with foreign withholding taxes on undistributed earnings in the three months ended June 30, 2013 and (5) a benefit as a result of tax accounting impacts related to items reported in Accumulated other comprehensive loss in the Consolidated Statement of Financial Position in the three months ended June 30, 2013.

Year to Date

The change in Kodak’s effective tax rate from continuing operations for the six months ended June 30, 2014 as compared to 2013 is primarily attributable to: (1) a provision as a result of losses generated within the U.S. for which no benefit was recognized, offset by income in certain jurisdictions outside the U.S. for which no provision was recognized due to management’s conclusion that it was more likely than not that the tax benefits would not be realized in the six months ending June 30, 2014, (2) a benefit as a result of income within the U.S. for which no provision was recognized, offset by losses in certain jurisdictions outside the U.S. for which no benefit was recognized due to management’s conclusion that it was more likely than not that the tax benefits would not be realized in the six months ended June 30, 2013, (3) a provision as a result of the establishment of a deferred tax asset valuation allowance in certain jurisdictions outside the U.S. in the six months ended June 30, 2013, (4) a provision associated with withholding taxes on foreign dividends paid in the six months ended June 30, 2013, (5) a decreased tax benefit associated with foreign withholding taxes on undistributed earnings, (6) a benefit associated with the tax impact of the goodwill impairment recognized in the six months ended June 30, 2013, (7) a provision associated with withholding taxes on the sale of intellectual property in the six months ended June 30, 2013, (8) a benefit as a result of Kodak reaching a settlement with a taxing authority in a location outside the U.S. related to withholding taxes in the six months ended June 30, 2014, (9) a benefit as a result of tax accounting impacts related to items reported in Accumulated other comprehensive loss in the Consolidated Statement of Financial Position in the six months ended June 30, 2013 and (10) a decrease associated with changes in audit reserves.

Discontinued Operations

Discontinued operations of Kodak include the Personalized Imaging and Document Imaging businesses and other miscellaneous businesses.  Refer to Note 14, “Discontinued Operations” for additional information.

GRAPHICS, ENTERTAINMENT AND COMMERCIAL FILMS SEGMENT

(in millions)	Three Months Ended					Six Months Ended
	June 30,					June 30,
	Successor		Predecessor			Successor		Predecessor
	2014	% of Sales	2013	% of Sales	% Change	2014	% of Sales	2013	% of Sales	% Change

Revenues	$357		$371		-4%	$675		$757		-11%
Cost of revenues	307		310		-1%	594		610		-3%
Gross profit	50	14%	61	16%	-18%	81	12%	147	19%	-45%
Selling, general and administrative expenses	53	15%	63	17%	-16%	106	16%	127	17%	-17%
Research and development costs	5	1%	4	1%	25%	10	1%	10	1%	0%
Segment (loss) earnings	$(8)	-2%	$(6)	-2%	33%	$(35)	-5%	$10	1%	-450%

	Three Months Ended
	June 30,			Percent Change vs. 2013
	Successor 2014	Change vs. 2013 (Predecessor)		Volume	Price/Mix		Foreign Exchange		Manufacturing and Other Costs

Revenues	$357	-4%		-6%	1%		1%		n/a

Gross profit margin	14%	-2	pp	n/a	0	pp	-1	pp	-1pp

	Six Months Ended
	June 30,			Percent Change vs. 2013
	Successor 2014	Change vs. 2013 (Predecessor)		Volume	Price/Mix		Foreign Exchange		Manufacturing and Other Costs

Revenues	$675	-11%		-8%	-3%		-		n/a

Gross profit margin	12%	-7	pp	n/a	-3	pp	-1pp		-3pp

Revenues

Current Quarter

The decrease in the Graphics, Entertainment and Commercial Films Segment revenues of approximately 4% for the second quarter reflected volume declines within Entertainment Imaging & Commercial Films driven by reduced demand for motion picture products (-10%) and unfavorable price/mix within Graphics (-2%) due to competitive pricing pressure.  These impacts were partially offset by increased revenues from third party manufacturing services performed under supply agreements with Kodak Alaris (+4%).   Also offsetting this decline was favorable price/mix within Intellectual Property and Brand Licensing due to increased revenues (+3%).

Year to Date

The decrease in the Graphics, Entertainment and Commercial Films Segment revenues of approximately 11% for the six months ended June 30, 2014 reflected volume declines within Entertainment Imaging & Commercial Films driven by reduced demand for motion picture products (-10%) and lower revenues within Intellectual Property and Brand Licensing (-2%).  Offsetting these declines was increased revenues from third party manufacturing services performed under supply agreements with Kodak Alaris (+2%).

Included in first quarter 2013 revenues was a non-recurring licensing agreement which contributed approximately $31 million to revenues.  Second quarter and year-to-date 2014 revenues included $9 million and $18 million, respectively, of licensing revenue, received pursuant to a court order which requires equal payments during the first three quarters of 2014.  Revenue is recognized related to these payments as cash is received.

Gross Profit

Current Quarter

The decrease in the Graphics, Entertainment and Commercial Films Segment gross profit percent of approximately 2pp for the second quarter was driven by unfavorable manufacturing and other costs within Entertainment Imaging & Commercial Films (-5pp), due to lower production volumes and increased depreciation costs.  Also contributing to the decrease was unfavorable price/mix within Graphics (-1pp) and Entertainment Imaging & Commercial Films (-1pp).  Partially offsetting these impacts was favorable price/mix within Intellectual Property and Brand Licensing (+2%) due to the payment mentioned above and favorable manufacturing and other costs within Graphics (+3pp) primarily due to lower material costs.

Included in the change in manufacturing and other costs noted above was the application of fresh start accounting, which resulted in increased depreciation expense in Entertainment Imaging & Commercial Films (-3pp).

Year to Date

The decrease in the Graphics, Entertainment and Commercial Films Segment gross profit percent of approximately 7pp for the second quarter was driven by unfavorable manufacturing and other costs within Entertainment Imaging & Commercial Films (-7pp), primarily due to lower production volumes.  Also contributing to the decrease was unfavorable price/mix within Graphics (-1pp), Entertainment Imaging & Commercial Films (-1pp) and Intellectual Property and Brand Licensing (-1pp).  Partially offsetting these impacts was favorable manufacturing and other costs within Graphics (+4pp) primarily due to lower material costs.

Included in the change in manufacturing and other costs noted above was the application of fresh start accounting, which resulted in increased depreciation expense in Entertainment Imaging & Commercial Films (-3pp) and decreased depreciation and amortization expense in Graphics (+1pp).

DIGITAL PRINTING AND ENTERPRISE SEGMENT

	Three Months Ended					Six Months Ended
(in millions)	June 30,					June 30,
	Successor		Predecessor			Successor		Predecessor
	2014	% of Sales	2013	% of Sales	% Change	2014	% of Sales	2013	% of Sales	% Change

Revenues	$168		$198		-15%	$334		$395		-15%
Cost of revenues	129		140		-8%	253		284		-11%
Gross profit	39	23%	58	29%	-33%	81	24%	111	28%	-27%
Selling, general and administrative expenses	42	25%	49	25%	-14%	84	25%	99	25%	-15%
Research and development costs	24	14%	20	10%	20%	49	15%	41	10%	20%
Segment loss	$(27)	-16%	$(11)	-6%	-145%	$(52)	-16%	$(29)	-7%	-79%

	Three Months Ended
	June 30,		Percent Change vs. 2013
	Successor 2014	Change vs. 2013 (Predecessor)	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Revenues	$168	-15%	-14%	-1%	-	n/a

Gross profit margin	23%	-6pp	n/a	-6pp	0pp	0pp

	Six Months Ended
	June 30,		Percent Change vs. 2013
	Successor 2014	Change vs. 2013 (Predecessor)	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Revenues	$334	-15%	-14%	-1%	-	n/a

Gross profit margin	24%	-4pp	n/a	-3pp	0pp	-1pp

Revenues

Current Quarter

The decrease in the Digital Printing and Enterprise Segment revenues of approximately 15% for the quarter was primarily attributable to volume declines within Consumer Inkjet Systems (-10%), driven by lower sales of ink to the existing installed base of printers.  Also contributing to the decline were lower revenues within Digital Printing (-5%) due to fewer placements of Versamark continuous inkjet components and declines in related annuities during the current year quarter, and within Enterprise Services & Solutions (-2%) due to a reduction in government contracts as well as divested operations.  Partially offsetting these declines were volume improvements within Packaging and Functional Printing (+2%) due to increased sales of Flexcel NX plates largely attributable to an increased installed base of Flexcel NX equipment.

Year to Date

The decrease in the Digital Printing and Enterprise Segment revenues of approximately 15% for the six months ended June 30, 2014 was primarily attributable to volume declines within Consumer Inkjet Systems (-10%), driven by lower sales of ink to the existing installed base of printers.  Also contributing to the decline were lower revenues within Digital Printing (-5%) driven by fewer placements of electrophotographic units during the current year period and lower volume of Versamark continuous inkjet products noted above, and within Enterprise Services & Solutions (-2%) due to a reduction in government contracts as well as divested operations.  Partially offsetting these declines were volume improvements within Packaging and Functional Printing (+2%) due to increased sales of Flexcel NX plates largely attributable to an increased installed base of Flexcel NX equipment.

Gross Profit

Current Quarter

The decrease in the Digital Printing and Enterprise Segment gross profit percent for the quarter of approximately 6pp was primarily due to consumer ink sales constituting a lower percentage of the segment’s gross profit dollars (-5pp).  Within manufacturing and other costs, increased depreciation and amortization expense from the application of fresh start accounting (-2pp) was offset by cost improvements in Digital Printing (+2pp) due to lower current engineering costs.

Year to Date

The decrease in the Digital Printing and Enterprise Segment gross profit of approximately 4pp for the six months ended June 30, 2014 was primarily due to consumer ink sales constituting a lower percentage of the segment’s gross profit dollars (-3pp) and higher manufacturing and other costs (-1pp) primarily due to a net increase in depreciation and amortization expense from the application of fresh start accounting.

Research and Development Costs

R&D expenses increased for the three months and six months ended June 30, 2014 as compared with the prior year periods due to increased depreciation expense from the application of fresh start accounting (+8% and 9%, respectively) with the remaining increase primarily due to increased expenditures as new products get closer to commercialization.

RESTRUCTURING COSTS AND OTHER

Charges for restructuring activities are recorded in the period in which Kodak commits to a formalized restructuring plan, or executes the specific actions contemplated by the plan, and all criteria for liability recognition under the applicable accounting guidance have been met. Restructuring actions taken in the first half of 2014 included steps toward exiting a plate manufacturing facility in the UK, as described in further detail below.  In addition, actions were initiated to reduce Kodak’s cost structure as part of its commitment to drive sustainable profitability and included a workforce reduction in France, manufacturing capacity reductions in the U.S. and various targeted reductions in service, sales, research and development and other administrative functions.

Kodak recorded $20 million and $33 million of charges for the three and six months ended June 30, 2014, respectively, which were reported as Restructuring costs and other in the accompanying Consolidated Statement of Operations. The severance and exit costs reserves require the outlay of cash, while long-lived asset impairments, accelerated depreciation and inventory write-downs represent non-cash items.

Kodak made cash payments related to restructuring of approximately $10 million and $24 million during the quarter and six months ended June 30, 2014, respectively.

The restructuring actions implemented in the first half of 2014 are expected to generate future annual cash savings of approximately $37 million. These savings are expected to reduce future annual Cost of sales, SG&A, and R&D expenses by $18 million, $14 million, and $5 million, respectively. Kodak began realizing a portion of these savings in the first quarter, and expects the majority of the annual savings to be in effect by the end of 2014 as actions are completed.

Leeds Plate Manufacturing Facility Exit

On March 3, 2014, Kodak announced a plan to exit its prepress plate manufacturing facility located in Leeds, England.  This decision was pursuant to Kodak’s initiative to consolidate manufacturing operations globally, and is expected to result in a more efficient delivery of its products and solutions.  Kodak began the exit of the facility in the second quarter of 2014, and expects to phase out production at the site from mid to late 2015 and to complete the exit of the facility by the second quarter of 2016.

As a result of the decision, Kodak currently expects to incur total charges of $30 to $40 million, including $8 to $10 million of charges related to separation benefits, $20 to $25 million of non-cash related charges for accelerated depreciation and asset write-offs and $2 to $5 million in other cash related charges associated with this action.

Kodak implemented certain actions under this program during the first half of 2014.  As a result of these actions, Kodak recorded severance charges of $3 million for the three and six months ended June 30, 2014.

LIQUIDITY AND CAPITAL RESOURCES

	As of	As of
	June 30,	December 31,
(in millions)	2014	2013
Cash and cash equivalents	$768	$844

Cash Flow Activity

	Six Months Ended
	June 30,
(in millions)	Successor	Predecessor
	2014	2013	Change
Cash flows from operating activities:
Net cash used in operating activities	$(132)	$(402)	$270

Cash flows from investing activities:
Net cash provided by investing activities	63	524	(461)

Cash flows from financing activities:
Net cash used in financing activities	(2)	(218)	216

Effect of exchange rate changes on cash	(5)	(24)	19

Net decrease in cash and cash equivalents	$(76)	$(120)	$44

Operating Activities

Net cash used in operating activities decreased $270 million for the six months ended June 30, 2014 as compared with the corresponding period in 2013 primarily due to improved earnings impacting cash flow from operations, including lower professional fees associated with the reorganization, and payment of approximately $100 million of interest in the prior year period, partially offset by the $49 million funding of the EBP Trust.

Investing Activities

Net cash provided by investing activities decreased $461 million for the six months ended June 30, 2014 as compared with the corresponding period in 2013, primarily due to the proceeds from the sale of the digital imaging patent portfolio in the first quarter of 2013, partially offset by the net release of restricted cash in the six months ended June 30, 2014.

Financing Activities

Net cash used in financing activities decreased $216 million for the six months ended June, 2014 as compared with the corresponding period in 2013 due to the net pay-down of debt in the prior year period of $218 million.

Sources of Liquidity

Available liquidity includes cash balances and the unused portion of the Asset Based Revolving Credit Agreement (the “ABL Credit Agreement”). The ABL Credit Agreement had $33 million of net availability as of June 30, 2014. The amount of available liquidity is subject to fluctuations and includes cash balances held by various entities worldwide. At June 30, 2014 and December 31, 2013, approximately $192 million and $307 million, respectively, of cash and cash equivalents were held within the U.S. and approximately $576 million and $537 million, respectively, of cash and cash equivalents were held outside the U.S. Cash balances held outside of the U.S. are generally required to support local country operations, may have high tax costs, or other limitations that delay the ability to repatriate, and therefore may not be readily available for transfer to other jurisdictions. Additionally, in China, where approximately $258 million of cash and cash equivalents was held as of June 30, 2014, there are limitations related to net asset balances that may impact the ability to make cash available to other jurisdictions in the world. Under the terms of the Senior Secured First Lien Term Credit Agreement, Senior Secured Second Lien Term Credit Agreement and the ABL Credit Agreement, the Company is permitted to invest up to $100 million in subsidiaries and joint ventures that are not party to these loan agreements.

Cash flow from investing activities included $13 million of capital expenditures for six months ended June 30, 2014. Kodak expects approximately $40 million of total capital expenditures for 2014.  Additionally, Kodak intends to utilize a variety of methods to finance customer equipment purchases in the future, including expansion of existing third party finance programs and internal financing through both leasing and installment loans.

Kodak believes that its liquidity position is adequate to fund its operating and investing needs and to provide the flexibility to respond to further changes in the business environment.

Venezuela Currency

The Venezuelan government has maintained currency controls and a fixed official exchange rate since 2003.  At June 30, 2014, the official exchange rate is 6.3 Venezuelan Bolivars Fuertes (“BsF”) to the U.S. dollar.  Kodak has accounted for the Venezuelan economy as highly inflationary since 2010.   Accordingly, Kodak’s Venezuelan subsidiary uses the U.S. dollar as its functional currency, and monetary assets and liabilities denominated in BsF generate income or expense for changes in value associated with foreign currency exchange rate fluctuations against the U.S. dollar.

In 2013, the Venezuelan government announced the creation of a complementary currency exchange system, Sistema Complementario de Administracion de Divisas 1 (“SICAD 1”).  SICAD 1 is determined by an auction process restricted to invited entities for designated uses.  At June 30, 2014, the SICAD 1 exchange rate was 10.6 BsF to the U.S. Dollar.  In 2014, the Venezuelan government created another currency exchange system, Sistema Complementario de Administracion de Divisas 2 (“SICAD 2”), indicating that all industry sectors and companies would be eligible to participate in SICAD 2.  Transactions in SICAD 2 are regulated by the Venezuelan Central Bank.  Entities must submit applications to convert BsF to U.S. dollars under SICAD 2.  The exchange rate of SICAD 2 as of June 30, 2014 was 49.98 BsF to the U.S. dollar.

Since emergence from bankruptcy and divestiture of the Personalized Imaging and Document Imaging businesses in September 2013, Kodak’s Venezuelan subsidiary does not have ongoing trading activity.  Kodak is evaluating its strategic options with respect to the Venezuela market, including trading activity in the Venezuelan subsidiary.  As of June 30, 2014, Kodak’s Venezuelan subsidiary had approximately $19 million of BsF denominated net monetary assets, including cash and cash equivalents of approximately $17 million.

The conversion of BsF to U.S. dollars must be approved by the Venezuelan government through one of the exchange mechanisms noted above.  Kodak has not accessed U.S. dollars in Venezuela using either SICAD 1 or SICAD 2 and has not applied to utilize either exchange.  Kodak continues to use the official rate to remeasure BsF denominated monetary assets and liabilities of its Venezuelan subsidiary to the U.S. dollar due to various factors including, but not limited to: the lack of history and visibility to the exchangeability and participation requirements related to SICAD 1 and SICAD 2; the probability of accessing and obtaining currency by use of a particular rate or mechanism; Kodak’s intent and ability to access U.S. dollars in Venezuela; and the potential for future trading activity in the Venezuelan subsidiary.  In addition, it is Kodak’s understanding that Venezuelan government officials have recently indicated that the three exchanges could progressively converge, with a new system involving a single unified rate that could be in place by the end of 2014.  Kodak will continue to monitor the impact of these possible changes.  Kodak cannot predict whether there will be further devaluation of the BsF or whether its use of the 6.3 rate will continue to be supported by evolving facts and circumstances.   If Kodak used the SICAD 1 exchange rate of 10.6 BsF to the U.S. dollar or the SICAD 2 exchange rate of 49.98 BsF to the U.S. dollar as of June 30, 2014, a pre-tax translation loss of approximately $8 million or $16 million, respectively, would have been reported in the quarter ended June 30, 2014.

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report on Form 10-Q, includes "forward–looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995.

Forward–looking statements include statements concerning the Company’s plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, liquidity, investments, financing needs, business trends, and other information that is not historical information.  When used in this document, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “predicts,” “forecasts,” or future or conditional verbs, such as “will,” “should,” “could,” or “may,” and variations of such words or similar expressions are intended to identify forward–looking statements.  All forward–looking statements, including, without limitation, management’s examination of historical operating trends and data are based upon the Company’s expectations and various assumptions. Future events or results may differ from those anticipated or expressed in these forward-looking statements.  Important factors that could cause actual events or results to differ materially from these forward-looking statements include, among others, the risks and uncertainties described in more detail in the Company’s Annual Report on Form 10–K for the year ended December 31, 2013 under the headings “Business,” “Risk Factors,” and/or “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources,” and those described in other filings the Company makes with the SEC from time to time, as well as the following: the Company’s ability to improve and sustain its operating structure, financial results and profitability; the ability of the Company to achieve cash forecasts, financial projections, and projected growth; our ability to achieve the financial and operational results contained in our business plans; the ability of the Company to discontinue or sell certain non-core businesses or operations; the Company’s ability to comply with the covenants in its credit facilities; our ability to obtain additional financing if and as needed; any potential adverse effects of the chapter 11 proceedings on the Company’s brand or business prospects; the Company’s ability to fund continued investments, capital needs, restructuring payments and service its debt; changes in foreign currency exchange rates, commodity prices and interest rates; the resolution of claims against the Company; our ability to attract and retain key executives, managers and employees; our ability to maintain product reliability and quality and growth in relevant markets; our ability to effectively anticipate technology trends and develop and market new products, solutions and technologies; and the impact of the global economic environment on the Company.  There may be other factors that may cause the Company’s actual results to differ materially from the forward–looking statements. All forward–looking statements attributable to the Company or persons acting on its behalf apply only as of the date of this report on Form 10-Q and are expressly qualified in their entirety by the cautionary statements included in this document.  The Company undertakes no obligation to update or revise forward–looking statements to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events.

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

Using a sensitivity analysis based on estimated fair value of open foreign currency forward contracts using available forward rates, if the U.S. dollar had been 10% weaker at June 30, 2014 and December 31, 2013, the fair value of open forward contracts would have decreased $5 million and $13 million, respectively.  Such changes in fair value would be substantially offset by the revaluation or settlement of the underlying positions hedged.

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

Kodak’s borrowings are in variable-rate instruments with an interest rate floor. At June 30, 2014 and December 31, 2013, the one-month LIBOR rate was approximately 0.16% and 0.17%, respectively.  If LIBOR rates were to rise above the 1% and 1.25% floors, interest expense would increase approximately $7 million for each 1% of LIBOR above the floor ($691 million face amount of debt times 1% at June 30, 2014).  Kodak’s financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments. Kodak manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties. Kodak has procedures to monitor the credit exposure amounts. The maximum credit exposure at June 30, 2014 was not significant to Kodak.

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

On June 17, 2013, the Company, the New York State Department of Environmental Conservation and the New York State Urban Development Corporation, d/b/a Empire State Development entered into a settlement agreement subsequently amended on August 6, 2013 (the “Amended EBP Settlement Agreement”) which resolves certain of the Company’s historical environmental liabilities at Eastman Business Park (“EBP”) through the establishment of a $49 million environmental remediation trust (the “EBP Trust”). The Amended EBP Settlement Agreement was subject to the satisfaction or waiver of certain conditions including Bankruptcy Court approval of a covenant not to sue from the U.S. Environmental Protection Agency (“EPA”) with respect to the liabilities that are addressed in the Amended EBP Settlement Agreement.  On May 13, 2014, the Bankruptcy Court approved the U.S. Environmental settlement, which contained the EPA covenant not to sue.  On May 20, 2014, the Amended EBP Settlement became effective and was implemented, as follows: (i) the EBP Trust is responsible for investigation and remediation at EBP arising from the Company’s historical environmental liabilities in existence prior to the effective date of the EBP settlement, (ii) the Company has funded the EBP Trust with a $49 million payment and transfer of certain equipment and fixtures used for remediation at EBP, and (iii) in the event the historical liabilities exceed $99 million, the Company will become liable for 50% of the portion above $99 million.

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

EASTMAN KODAK COMPANY (Registrant)

Date: August 5, 2014	/s/ Eric Samuels
Eric Samuels Chief Accounting Officer and Corporate Controller
(Chief Accounting Officer and Authorized Signatory)

Eastman Kodak Company
Index to Exhibits
Exhibit
Number

(3.1)	Third Amended and Restated By-Laws, filed herewith.

*(10.1)	Employment Agreement between Eastman Kodak Company and John N. McMullen, dated May 16, 2014, filed herewith.

(31.1)	Certification signed by Jeffrey J. Clarke, filed herewith.

(31.2)	Certification signed by John N. McMullen, filed herewith.

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Jeffrey J. Clarke – filed herewith.

(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by John N. McMullen– filed herewith.

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase.

(101.INS)	XBRL Instance Document.

(101.LAB)	XBRL Taxonomy Extension Label Linkbase.

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase.

(101.SCH)	XBRL Taxonomy Extension Schema Linkbase.

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase.

*           Management contract or compensatory plan or arrangement.