Form 10-Q
period 2014-09-30
EASTMAN KODAK CO
filed 2014-11-04
CIK 31235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

or

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

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[X]	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]   No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each Class	Number of Shares Outstanding at October 31, 2014
Common Stock, $0.01 par value	41,858,737

EASTMAN KODAK COMPANY

Form 10-Q

September 30, 2014

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

EASTMAN KODAK COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

(in millions, except per share data)

	Successor		Predecessor
	Three Months Ended	One Month Ended	Two Months Ended
	September 30, 2014	September 30, 2013	August 31, 2013
Revenues
Sales	$471	$165	$296
Services	93	33	69
Total revenues	564	198	365
Cost of revenues
Sales	339	146	228
Services	69	30	52
Total cost of revenues	408	176	280
Gross profit	156	22	85
Selling, general and administrative expenses	67	29	64
Research and development costs	20	8	16
Restructuring costs and other	9	4	3
Other operating loss, net	2	-	-
Earnings (loss) from continuing operations before interest expense, loss on early extinguishment of debt, other charges, net, reorganization items, net and income taxes	58	(19)	2
Interest expense	15	6	33
Loss on early extinguishment of debt	-	-	2
Other charges, net	(1)	-	(2)
Reorganization items, net	1	5	(2,217)
Earnings (loss) from continuing operations before income taxes	41	(30)	2,182
Provision for income taxes	10	1	97
Earnings (loss) from continuing operations	31	(31)	2,085
(Loss) earnings from discontinued operations, net of income taxes	(12)	10	(78)
Net earnings (loss)	19	(21)	2,007
Less: Net income (loss) attributable to noncontrolling interests	2	(3)	-
NET EARNINGS (LOSS) ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$17	$(18)	$2,007
Basic net earnings (loss) per share attributable to Eastman Kodak Company common shareholders:
Continuing operations	$0.70	$(0.67)	$7.65
Discontinued operations	(0.29)	0.24	(0.29)
Total	$0.41	$(0.43)	$7.36

Diluted net earnings (loss) per share attributable to Eastman Kodak Company common shareholders:
Continuing operations	$0.67	$(0.67)	$7.65
Discontinued operations	(0.28)	0.24	(0.29)
Total	$0.39	$(0.43)	$7.36

Number of common shares used in basic and diluted net earnings (loss) per share
Basic	41.8	41.7	272.8
Diluted	43.3	41.7	272.8

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

(in millions, except per share data)

	Successor		Predecessor
	Nine Months Ended	One Month Ended	Eight Months Ended
	September 30, 2014	September 30, 2013	August 31, 2013
Revenues
Sales	$1,289	$165	$1,263
Services	284	33	279
Total revenues	1,573	198	1,542
Cost of revenues
Sales	1,010	146	955
Services	216	30	219
Total cost of revenues	1,226	176	1,174
Gross profit	347	22	368
Selling, general and administrative expenses	239	29	297
Research and development costs	73	8	66
Restructuring costs and other	42	4	43
Other operating loss (income), net	2	-	(495)
(Loss) earnings from continuing operations before interest expense, loss on early extinguishment of debt, other charges, net, reorganization items, net and income taxes	(9)	(19)	457
Interest expense	47	6	106
Loss on early extinguishment of debt	-	-	8
Other charges, net	(4)	-	(13)
Reorganization items, net	11	5	(2,026)
(Loss) earnings from continuing operations before income taxes	(71)	(30)	2,356
Provision for income taxes	11	1	155
(Loss) earnings from continuing operations	(82)	(31)	2,201
Earnings (loss) from discontinued operations, net of income taxes	5	10	(135)
Net (loss) earnings	(77)	(21)	2,066
Less: Net income (loss) attributable to noncontrolling interests	4	(3)	-
NET (LOSS) EARNINGS ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$(81)	$(18)	$2,066
Basic and diluted net (loss) earnings per share attributable to Eastman Kodak Company common shareholders:
Continuing operations	$(2.06)	$(0.67)	$8.08
Discontinued operations	0.12	0.24	(0.50)
Total	$(1.94)	$(0.43)	$7.58

Number of common shares used in basic and diluted net (loss) earnings per share	41.7	41.7	272.7

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

(in millions)
	Successor		Predecessor	Successor		Predecessor
	Three Months Ended September 30, 2014	One Month Ended September 30, 2013	Two Months Ended August 31, 2013	Nine Months Ended September 30, 2014	One Month Ended September 30, 2013	Eight Months Ended August 31, 2013
NET EARNINGS (LOSS)	$19	$(21)	$2,007	$(77)	$(21)	$2,066
Less: net income (loss) attributable to noncontrolling interests	2	(3)	-	4	(3)	-
Net earnings (loss) attributable to Eastman Kodak Company	17	(18)	2,007	(81)	(18)	2,066
Other comprehensive (loss) income, net:
Currency translation adjustments	(17)	9	(11)	(10)	9	4
Unrealized (losses) gains from investment, net	(1)	-	-	-	-	-
Pension and other postretirement benefit plan obligation activity, net	(20)	-	1,156	(35)	-	1,604
Other comprehensive (loss) income, net attributable to Eastman Kodak Company	(38)	9	1,145	(45)	9	1,608
COMPREHENSIVE (LOSS) INCOME, NET ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$(21)	$(9)	$3,152	$(126)	$(9)	$3,674

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
CONSOLIDATED STATEMENT OF FINANCIAL POSITION (Unaudited)

(in millions)

	As of	As of
	September 30,	December 31,
	2014	2013
ASSETS
Current Assets
Cash and cash equivalents	$744	$844
Restricted cash	13	35
Receivables, net	417	571
Inventories, net	402	358
Deferred income taxes	49	48
Assets held for sale	12	95
Other current assets	23	20
Total current assets	1,660	1,971
Property, plant and equipment, net of accumulated depreciation of $201 and $67, respectively	552	684
Goodwill	96	88
Intangible assets, net of accumulated amortization of $27 and $8, respectively	198	219
Restricted cash	39	79
Deferred income taxes	28	54
Other long-term assets	106	105
TOTAL ASSETS	$2,679	$3,200
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable, trade	$210	$281
Current portion of long-term debt	4	4
Liabilities held for sale	1	38
Other current liabilities	408	562
Total current liabilities	623	885
Long-term debt, net of current portion	672	674
Pension and other postretirement liabilities	498	572
Other long-term liabilities	359	421
Total Liabilities	2,152	2,552

Commitments and Contingencies (Note 6)

Equity
Common stock, $0.01 par value	-	-
Additional paid in capital	618	613
Treasury stock, at cost	(4)	(3)
Accumulated deficit	(162)	(81)
Accumulated other comprehensive income	54	99
Total Eastman Kodak Company shareholders’ equity	506	628
Noncontrolling interests	21	20
Total equity	527	648
TOTAL LIABILITIES AND EQUITY	$2,679	$3,200

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(in millions)

	Successor		Predecessor
	Nine Months Ended	One Month Ended	Eight Months Ended
	September 30, 2014	September 30, 2013	August 31, 2013
Cash flows from operating activities:
Net (loss) earnings	$(77)	$(21)	$2,066
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	161	20	118
Net gain on sales of businesses/assets	(22)	-	(407)
Loss on early extinguishment of debt	-	-	8
Non-cash restructuring costs, asset impairments and other charges	2	-	81
Reorganization items:
Non-cash reorganization gain	-	-	(1,964)
Payment of claims	(2)	-	(94)
Fresh start adjustments, net	-	-	(302)
Other non-cash reorganization items, net	(7)	-	119
(Benefit) provision for deferred income taxes	(11)	6	448
Decrease (increase) in receivables	150	(43)	105
(Increase) decrease in inventories	(50)	37	(27)
Decrease in liabilities excluding borrowings	(295)	(24)	(450)
Other items, net	15	(25)	(266)
Total adjustments	(59)	(29)	(2,631)
Net cash used in operating activities	(136)	(50)	(565)
Cash flows from investing activities:
Additions to properties	(22)	(2)	(18)
Proceeds from sales of businesses/assets	16	-	827
Release (funding) of restricted cash	62	21	(134)
Marketable securities - sales	-	-	21
Marketable securities - purchases	(2)	-	(17)
Net cash provided by investing activities	54	19	679
Cash flows from financing activities:
Proceeds from emergence credit facilities	-	-	664
Repayment of emergence credit facilities	(3)	-	-
Proceeds from DIP Credit Agreements	-	-	450
Repayment of term loans under Original Senior DIP Credit Agreement	-	-	(664)
Repayment of term loans under Junior DIP Credit Agreement	-	-	(844)
Repayment of other borrowings	-	(41)	(375)
Equity transactions of noncontrolling interests	(3)	5	-
Proceeds from Rights Offerings	-	-	406
Contingent consideration received with sale of business	-	-	35
Net cash used in financing activities	(6)	(36)	(328)
Effect of exchange rate changes on cash	(12)	8	(23)
Net decrease in cash and cash equivalents	(100)	(59)	(237)
Cash and cash equivalents, beginning of period	844	898	1,135
Cash and cash equivalents, end of period	$744	$839	$898

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

Effective August 31, 2013, Kodak sold certain utilities and related facilities and entered into utilities supply and servicing arrangements with RED-Rochester, LLC (“RED”), a variable interest entity (“VIE”). Kodak determined that it was the primary beneficiary of the VIE. Therefore, Kodak consolidates RED’s assets, liabilities and results of operations.  Consolidated assets and liabilities of RED are $79 million and $7 million, respectively, as of September 30, 2014 and $85 million and $3 million, respectively, as of December 31, 2013.  RED’s equity in those net assets as of September 30, 2014 and December 31, 2013 is $20 million and $18 million, respectively.  The results of operations and cash flows of RED are immaterial to Kodak.  RED’s results of operations are reflected in net income attributable to noncontrolling interest in the accompanying Consolidated Statement of Operations.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers (Topic 606).”  ASU 2014-09 supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition” and most industry-specific guidance.  The core principle of ASU 2014-09 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 (January 1, 2017 for Kodak) and allows either a full retrospective adoption to all periods presented or a modified retrospective adoption approach with the cumulative effect of initial application of the revised guidance recognized at the date of initial application.  Kodak is currently evaluating the impact of this ASU.

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

NOTE 2: REORGANIZATION ITEMS, NET

A summary of reorganization items, net is presented in the following table:
	Successor		Predecessor	Successor		Predecessor
(in millions)	Three Months Ended September 30, 2014	One Month Ended September 30, 2013	Two Months Ended August 31, 2013	Nine Months Ended September 30, 2014	One Month Ended September 30, 2013	Eight Months Ended August 31, 2013
Professional fees	$1	$5	$15	$9	$5	$114
Provision for expected allowed claims	-	-	33	(1)	-	133
Net gain on reorganization adjustments	-	-	(1,957)	-	-	(1,957)
Net gain on fresh start adjustments	-	-	(302)	-	-	(302)
Other items, net	-	-	(6)	3	-	(14)
Reorganization items, net	$1	$5	$(2,217)	$11	$5	$(2,026)
Cash payments for reorganization items	$2	$9	$109	$20	$9	$210

Costs directly attributable to the implementation of the plan of reorganization are reported as Reorganization items, net.

NOTE 3: RECEIVABLES, NET
	As of
	September 30,	December 31,
(in millions)	2014	2013
Trade receivables	$344	$473
Miscellaneous receivables	73	98
Total (net of allowances of $9 and $6 as of September 30, 2014 and December 31, 2013, respectively)	$417	$571

Approximately $31 million and $39 million of the total trade receivable amounts as of September 30, 2014 and December 31, 2013, respectively, will potentially be settled through customer deductions in lieu of cash payments. Such deductions represent rebates owed to customers and are included in Other current liabilities in the accompanying Consolidated Statement of Financial Position.

NOTE 4: INVENTORIES, NET
	As of
	September 30,	December 31,
(in millions)	2014	2013
Finished goods	$226	$185
Work in process	85	94
Raw materials	91	79
Total	$402	$358

NOTE 5: OTHER CURRENT LIABILITIES
	As of
	September 30,	December 31,
(in millions)	2014	2013
Accrued employment-related liabilities	$136	$189
Deferred revenue	46	48
Accrued customer rebates	36	52
Accrued restructuring liabilities	31	34
Deferred consideration on disposed businesses	11	62
Other	148	177
Total	$408	$562

NOTE 6: COMMITMENTS AND CONTINGENCIES

Environmental

Kodak’s undiscounted accrued liabilities for future environmental investigation, remediation and monitoring costs are composed of the following items:
	As of
	September 30,	December 31,
(in millions)	2014	2013
Eastman Business Park site, Rochester, NY	$-	$49
Other current operating sites	8	8
Sites associated with former operations	10	13
Sites associated with the non-imaging health businesses sold in 1994	11	12
Total	$29	$82

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

Other Commitments and Contingencies

As of September 30, 2014, the Company had outstanding letters of credit of $118 million issued under the Asset Based Revolving Credit Agreement (the “ABL Credit Agreement”), as well as bank guarantees and letters of credit of $7 million, surety bonds in the amount of $21 million, deposits and restricted cash of $58 million, primarily to ensure the payment of possible casualty and workers’ compensation claims, legal contingencies, rental payments, foreign exchange contracts and to support various customs, tax and trade activities. The deposits are recorded within Other long-term assets in the Consolidated Statement of Financial Position.

Kodak’s Brazilian operations are involved in governmental assessments of indirect and other taxes in various stages of litigation, primarily related to federal and state value-added taxes. Kodak is disputing these matters and intends to vigorously defend its position. Kodak routinely assesses all these matters as to the probability of ultimately incurring a liability in its Brazilian operations and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable. As of September 30, 2014, the unreserved portion of these contingencies, inclusive of any related interest and penalties, for which there was at least a reasonable possibility that a loss may be incurred, amounted to approximately $38 million.

In connection with assessments in Brazil, local regulations may require Kodak to post security for a portion of the amounts in dispute. As of September 30, 2014, Kodak has posted security composed of $8 million of pledged cash reported within long-term Restricted cash in the Consolidated Statement of Financial Position and liens on certain Brazilian assets with a net book value of approximately $101 million.  Generally, any encumbrances on the Brazilian assets would be removed to the extent the matter is resolved in Kodak's favor.

Kodak is involved in various lawsuits, claims, investigations and proceedings, including commercial, customs, employment, environmental, and health and safety matters, which are being handled and defended in the ordinary course of business.  Kodak is also subject, from time to time, to various assertions, claims, proceedings and requests for indemnification concerning intellectual property, including patent infringement suits involving technologies that are incorporated in a broad spectrum of Kodak’s products.  These matters are in various stages of investigation and litigation, and are being vigorously defended. Kodak is in the process of resolving any remaining litigation that was stayed as a result of the chapter 11 filing, in accordance with the Bankruptcy Code and the orders of the Bankruptcy Court. Kodak does not believe that it is probable that the outcome in any of these matters, individually or collectively, will have a material adverse effect on its financial condition or results of operations, although litigation is inherently unpredictable.  Therefore, judgments could be rendered or settlements entered that could adversely affect Kodak’s operating results or cash flows in a particular period.  Kodak routinely assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable.

 NOTE 7: GUARANTEES

Kodak guarantees debt and other obligations of certain customers. The debt and other obligations are primarily due to banks and leasing companies in connection with financing of customers’ purchases of equipment and product from Kodak. At September 30, 2014, the maximum potential amount of future payments (undiscounted) that Kodak could be required to make under these customer-related guarantees was $6 million.  At September 30, 2014, the carrying amount of any liability related to these customer guarantees was not material.

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

EKC also guarantees obligations to third parties for some of its consolidated subsidiaries. The maximum amount guaranteed is $55 million and the outstanding amount for those guarantees is $21 million.

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

Warranty Costs

Kodak has warranty obligations in connection with the sale of its products. The original warranty period is generally one year or less. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. Kodak estimates its warranty cost at the point of sale for a given product based on historical failure rates and related costs to repair.

The change in Kodak’s accrued warranty obligations balance, which is reflected in Other current liabilities in the accompanying Consolidated Statement of Financial Position, was as follows:

(in millions)

Accrued warranty obligations as of December 31, 2013	$13
Actual warranty experience during 2014	(13)
2014 warranty provisions	6
Accrued warranty obligations as of September 30, 2014	$6

Kodak also offers its customers extended warranty arrangements that are generally one year, but may range from three months to five years after the original warranty period. Kodak provides repair services and routine maintenance under these arrangements. Kodak has not separated the extended warranty revenues and costs from the routine maintenance service revenues and costs, as it is not practicable to do so. Therefore, these revenues and costs have been aggregated in the discussion that follows. The change in Kodak’s deferred revenue balance in relation to these extended warranty and maintenance arrangements from December 31, 2013 to September 30, 2014, which is reflected in Other current liabilities in the accompanying Consolidated Statement of Financial Position, was as follows:

(in millions)

Deferred revenue on extended warranties as of December 31, 2013	$30
New extended warranty and maintenance arrangements in 2014	146
Recognition of extended warranty and maintenance arrangement revenue in 2014	(149)
Deferred revenue on extended warranties as of September 30, 2014	$27

NOTE 8: OTHER OPERATING LOSS (INCOME), NET

	Successor		Predecessor	Successor		Predecessor
(in millions)	Three Months Ended September 30, 2014	One Month Ended September 30, 2013	Two Months Ended August 31, 2013	Nine Months Ended September 30, 2014	One Month Ended September 30, 2013	Eight Months Ended August 31, 2013
Expenses (income)
Gain on sale of digital imaging patent portfolio	$-	$-	$-	$-	$-	$(535)
Goodwill impairment (1)	-	-	-	-	-	77
Gain on sale of property in Mexico (2)	-	-	-	-	-	(34)
Other	2	-	-	2	-	(3)
Total	$2	$-	$-	$2	$-	$(495)

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

NOTE 9: INCOME TAXES

Kodak’s income tax provision (benefit) and effective tax rate were as follows:

	Successor		Predecessor	Successor		Predecessor
(in millions)	Three Months Ended September 30, 2014	One Month Ended September 30, 2013	Two Months Ended August 31, 2013	Nine Months Ended September 30, 2014	One Month Ended September 30, 2013	Eight Months Ended August 31, 2013
Earnings (loss) from continuing operations before income taxes	$41	$(30)	$2,182	$(71)	$(30)	$2,356
Effective tax rate	24.4%	(3.3)%	4.4%	(15.5)%	(3.3)%	6.6%
Provision for income taxes	10	1	97	11	1	155
Provision (benefit) for income taxes @ 35%	14	(11)	764	(25)	(11)	825
Difference between tax at effective vs. statutory rate	$(4)	$12	$(667)	$36	$12	$(670)

For the three months ended September 30, 2014, the difference between the Company’s recorded provision and the provision that would result from applying the U.S. statutory rate of 35.0% is primarily attributable to: (1) income generated within the U.S. for which no provision was recognized, offset by losses in certain jurisdictions outside the U.S. for which no benefit was recognized due to management’s conclusion that it was more likely than not that the tax benefits would not be realized, (2) a benefit associated with foreign withholding taxes on undistributed earnings, and (3) changes in audit reserves.

For the nine months ended September 30, 2014, the difference between the Company’s recorded provision and the benefit that would result from applying the U.S. statutory rate of 35.0% is primarily attributable to: (1) losses generated within the U.S. and certain jurisdictions outside the U.S. for which no benefit was recognized due to management’s conclusion that it was more likely than not that the tax benefits would not be realized, (2) a benefit as a result of Kodak reaching a settlement with a taxing authority in a location outside the U.S. related to withholding taxes, (3) a benefit associated with foreign withholding taxes on undistributed earnings, and (4) changes in audit reserves.

For the one month ended September 30, 2013, the difference between Kodak’s recorded provision and the benefit that would result from applying the U.S. statutory rate of 35.0% was primarily attributable to losses generated within certain jurisdictions outside the U.S. for which no benefit was recognized due to management’s conclusion that it was more likely than not that the tax benefits would not be realized.

For the two months ended August 31, 2013, the difference between Kodak’s recorded provision and the provision that would result from applying the U.S. statutory rate of 35.0% was primarily attributable to: (1) losses generated within certain jurisdictions outside the U.S. for which no benefit was recognized due to management’s conclusion that it was more likely than not that the tax benefits would not be realized, (2) a benefit associated with foreign withholding taxes on undistributed earnings, (3) tax accounting impacts related to items reported in Accumulated other comprehensive loss in the Consolidated Statement of Financial Position, and (4) a provision associated with the establishment of a deferred tax asset valuation allowance in certain jurisdictions outside the U.S.

During the two months ended August 31, 2013, Kodak determined that it was more likely than not that a portion of its deferred tax assets outside the U.S. would not be realized due to changes in the business resulting from the sale of Kodak’s Personalized Imaging and Document Imaging businesses.  As a result, Kodak recorded a tax provision of $100 million associated with the establishment of a valuation allowance on those deferred tax assets.

For the eight months ended August 31, 2013, the difference between the Company’s recorded provision and the provision that would result from applying the U.S. statutory rate of 35.0% was primarily attributable to: (1) losses generated within certain jurisdictions outside the U.S. for which no benefit was recognized due to management’s conclusion that it was more likely than not that the tax benefits would not be realized, (2) a provision associated with withholding taxes on the sale of intellectual property, (3) a benefit associated with the tax impact of the goodwill impairment recognized during the quarter, (4) a provision associated with withholding taxes on foreign dividends paid, (5) a benefit associated with foreign withholding taxes on undistributed earnings, (6) a provision associated with the establishment of a deferred tax asset valuation allowance outside the U.S., (7) tax accounting impacts related to items reported in Accumulated other comprehensive loss in the Consolidated Statement of Financial Position, and (8) changes in audit reserves.

NOTE 10: RESTRUCTURING LIABILITIES

Charges for restructuring activities are recorded in the period in which Kodak commits to a formalized restructuring plan, or executes the specific actions contemplated by the plan, and all criteria for liability recognition under the applicable accounting guidance have been met. Restructuring actions taken in the first nine months of 2014 included steps toward exiting a plate manufacturing facility in the UK.  In addition, actions were initiated to reduce Kodak’s cost structure as part of its commitment to drive sustainable profitability and included a workforce reduction in France, manufacturing capacity reductions in the U.S., a research and development site consolidation in the U.S., and various targeted reductions in service, sales, research and development and other administrative functions.

Restructuring Reserve Activity

The activity in the accrued balances and the non-cash charges and credits incurred in relation to restructuring activities for the three and nine months ended September 30, 2014 were as follows:
			Long-lived Asset
		Exit	Impairments and
	Severance	Costs	Inventory
(in millions)	Reserve	Reserve	Write-downs	Total
Balance as of December 31, 2013	$26	$8	$-	$34

Q1 2014 charges	11	1	1	13
Q1 utilization/cash payments	(11)	(3)	(1)	(15)
Balance as of March 31, 2014	$26	$6	$-	$32

Q2 2014 charges	19	1	-	20
Q2 utilization/cash payments	(9)	(1)	-	(10)
Balance as of June 30, 2014	$36	$6	$-	$42

Q3 2014 charges	9	-	-	9
Q3 utilization/cash payments	(15)	-	-	(15)
Q3 2014 other adjustments & reclasses (1)	(5)	-	-	(5)
Balance as of September 30, 2014	$25	$6	$-	$31

(1) The $5 million reserve reduction includes $3 million for special termination benefits, which are reflected in Pension and other postretirement liabilities in the Consolidated Statement of Financial Position. The remaining $2 million reflects foreign currency translation adjustments.

For the three and nine months ended September 30, 2014, the $9 million and $42 million, respectively of charges were reported as Restructuring costs and other in the accompanying Consolidated Statement of Operations. The severance and exit costs reserves require the outlay of cash while long-lived asset impairments and inventory write-downs represent non-cash items.

The severance costs for the three months ended September 30, 2014 related to the elimination of approximately 125 positions, including approximately 50 manufacturing/service positions, 25 research and development positions and 50 administrative positions. The geographic composition of these positions includes approximately 75 in the United States and Canada and 50 throughout the rest of the world.

The severance costs for the nine months ended September 30, 2014 related to the elimination of approximately 525 positions, including approximately 275 manufacturing/service positions, 75 research and development positions and 175 administrative positions. The geographic composition of these positions includes approximately 275 in the United States and Canada and 250 throughout the rest of the world.

As a result of these initiatives, the majority of the severance will be paid during periods through the end of 2014. However, in some instances, the employees whose positions were eliminated can elect or are required to receive their payments over an extended period of time. In addition, certain exit costs, such as long-term lease payments, will be paid over periods throughout 2014 and beyond.

NOTE 11: RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of the net periodic benefit cost for all major U.S. and Non-U.S. defined benefit plans are as follows:

	Successor				Predecessor		Successor				Predecessor
	Three Months Ended September 30, 2014		One Month Ended September 30, 2013		Two Months Ended August 31, 2013		Nine Months Ended September 30, 2014		One Month Ended September 30, 2013		Eight Months Ended August 31, 2013
(in millions)
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Major defined benefit plans:
Service cost	$4	$1	$1	$1	$4	$1	$13	$4	$1	$1	$20	$6
Interest cost	42	7	17	3	34	24	136	23	17	3	120	95
Expected return on plan assets	(72)	(9)	(30)	(4)	(63)	(27)	(226)	(29)	(30)	(4)	(236)	(107)
Amortization of:
Prior service (credit) cost	(1)	-	-	-	1	-	(1)	-	-	-	1	1
Net actuarial loss	-	-	-	-	25	14	-	-	-	-	124	56
Pension (income) expense before special termination benefits, curtailments and settlements	(27)	(1)	(12)	-	1	12	(78)	(2)	(12)	-	29	51
Special termination benefits	3	-	-	-	-	-	3	-	-	-	-	-
Curtailment (gain) loss	-	-	-	-	(1)	-	-	-	-	-	-	13
Settlement loss	-	-	-	-	-	114	-	-	-	-	-	114
Net pension (income) expense	(24)	(1)	(12)	-	-	126	(75)	(2)	(12)	-	29	178
Other plans including unfunded plans	-	3	-	1	-	(1)	-	6	-	1	-	7
Total net pension (income) expense	$(24)	$2	$(12)	$1	$-	$125	$(75)	$4	$(12)	$1	$29	$185

For the three and nine months ended September 30, 2014, the special termination benefits charges of $3 million were incurred as a result of Kodak’s restructuring actions.

Kodak made contributions (funded plans) or paid benefits (unfunded plans) totaling approximately $8 million relating to its major U.S. and non-U.S. defined benefit pension plans for the nine months ended September 30, 2014.  Kodak forecasts its contribution (funded plans) and benefit payment (unfunded plans) requirements for its major U.S. and non-U.S. defined benefit pension plans for the balance of 2014 to be approximately $8 million.

The Kodak Retirement Income Plan (“KRIP”) was remeasured during the quarter ended September 30, 2014 due to a plan amendment.  As a result of the remeasurement, KRIP’s underfunded status increased by $19 million, as a newly established prior service credit of $61 million related to the amendment was offset by an $80 million actuarial loss, primarily driven by a change in the discount rate assumption to 3.75% from the 4.50% assumption used in the previous remeasurement.  Additionally, the expected rate of return on plan assets assumption was changed at the time of the remeasurement to 7.4% from the previous 7.8%.

The pension (income) expense before special termination benefits, curtailments and settlements reported above for the one month ended September 30, 2013 (Successor) and the two and eight months ended August 31, 2013 (Predecessor) includes $0, $9 million and $38 million, respectively, which was reported as Discontinued operations.

The $114 million of settlement losses for the two months ended August 31, 2013 were incurred as a result of the sale of Kodak’s Personalized Imaging and Document Imaging businesses (see Note 16, “Discontinued Operations” for more information on the sale) and have been included in Discontinued operations in the Consolidated Statement of Operations.

Postretirement benefit costs for the Company’s U.S., Canada and U.K. postretirement benefit plans, which represent the Company’s major postretirement plans, include:

	Successor		Predecessor	Successor		Predecessor
(in millions)	Three Months Ended September 30, 2014	One Month Ended September 30, 2013	Two Months Ended August 31, 2013	Nine Months Ended September 30, 2014	One Month Ended September 30, 2013	Eight Months Ended August 31, 2013
Service cost	$-	$-	$-	$-	$-	$-
Interest cost	1	-	1	3	-	3
Amortization of:
Prior service credit	-	-	(18)	-	-	(75)
Net actuarial loss	-	-	-	-	-	3
Total net postretirement benefit expense (income)	$1	$-	$(17)	$3	$-	$(69)

Kodak paid benefits, net of participant contributions, totaling $6 million relating to its major postretirement benefit plans for the nine months ended September 30, 2014. Kodak expects to pay benefits, net of participant contributions, of approximately $3 million for these postretirement plans for the remainder of 2014.

 NOTE 12: EARNINGS PER SHARE

Basic earnings per share are calculated using the weighted-average number of shares of common stock outstanding during the period.  Diluted earnings per share calculations include any dilutive effect of potential common shares.  In periods with a net loss from continuing operations, diluted earnings per share are calculated using weighted-average basic shares for that period, as utilizing diluted shares would be anti-dilutive to loss per share.

Weighted-average basic shares outstanding for the three months ended September 30, 2014, one month ended September 30, 2013, two months ended August 31, 2013, nine months ended September 30, 2014 and eight months ended August 31, 2013 were 41.8 million, 41.7 million, 272.8 million, 41.7 million and 272.7 million, respectively.

Weighted-average diluted shares outstanding for the three months ended September 30, 2014 were 43.3 million and included the dilutive effect of the following potential shares of common stock:

(in millions of shares)	Three Months Ended
September 30, 2014
Unvested share-based awards	0.2
Warrants to purchase common shares	1.3
Total	1.5

As a result of the net loss from continuing operations for the one month ended September 30, 2013 and nine months ended September 30, 2014, Kodak calculated diluted earnings per share using weighted-average basic shares outstanding for those periods.  If Kodak had reported earnings from continuing operations for the one month ended September 30, 2013 and nine months ended September 30, 2014, the following potential shares of its common stock would have been dilutive in the computation of diluted earnings per share:

(in millions of shares)	One Month Ended	Nine Months Ended
	September 30, 2013	September 30, 2014
Unvested share-based awards	-	0.3
Warrants to purchase common shares	1.4	1.7
Total	1.4	2.0

The computation of diluted earnings per share for the three months ended September 30, 2014 and the nine months ended September 30, 2014 also excluded 0.4 million shares associated with the assumed conversion of outstanding employee stock options because the effects would have been anti-dilutive.  There were no employee stock options outstanding for the one month ended September 30, 2013.

The Predecessor Company reported earnings from continuing operations for the two months and eight months ended August 31, 2013.  However, no additional shares of Kodak’s common stock related to the assumed conversion of (1) unvested share-based awards, (2) approximately 7 million outstanding employee stock options, (3) approximately 40 million outstanding detachable warrants to purchase common shares, and (4) approximately $400 million of convertible senior notes due 2017 were included in the computation of diluted earnings per share as they were all anti-dilutive.

NOTE 13: SHAREHOLDERS’ EQUITY

Kodak has 560 million shares of authorized stock, consisting of: (i) 500 million shares of common stock, par value $0.01 per share and (ii) 60 million shares of preferred stock, no par value, issuable in one or more series. As of September 30, 2014 and December 31, 2013, there were 42.1 million and 41.8 million shares of common stock and no shares of preferred stock issued, respectively. Treasury stock consisted of approximately 0.2 million shares at both September 30, 2014 and December 31, 2013.

NOTE 14: OTHER COMPREHENSIVE (LOSS) INCOME

The changes in Other comprehensive (loss) income, by component, were as follows:

		Successor		Predecessor	Successor		Predecessor
		Three Months Ended September 30, 2014	One Month Ended September 30, 2013	Two Months Ended August 31, 2013	Nine Months Ended September 30, 2014	One Month Ended September 30, 2013	Eight Months Ended August 31, 2013
Currency translation adjustments		$(17)	$9	$(11)	$(10)	$9	$4

Unrealized (losses) gains from investment, before tax		(1)	-	-	-	-	-
Tax provision		-	-	-	-	-	-
Unrealized (losses) gains from investment, net of tax		(1)	-	-	-	-	-

Pension and other postretirement benefit plan changes
Newly established prior service credit		61	-	-	61	-	-
Newly established net actuarial (loss) gain		(80)	-	21	(96)	-	393
Tax provision (benefit)		-	-	5	(1)	-	14
Newly established prior service credit and net actuarial (loss) gain, net of tax		(19)	-	16	(34)	-	379
Reclassification adjustments:
Amortization of prior-service credit	(a)	(1)	-	(20)	(1)	-	(75)
Amortization of actuarial losses	(a)	-	-	41	-	-	185
Recognition of losses due to settlements and curtailments	(a)	-	-	1,546	-	-	1,563
Total reclassification adjustments		(1)	-	1,567	(1)	-	1,673
Tax provision		-	-	427	-	-	448
Reclassification adjustments, net of tax		(1)	-	1,140	(1)	-	1,225
Pension and other postretirement benefit plan changes, net of tax		(20)	-	1,156	(35)	-	1,604
Other comprehensive (loss) income		$(38)	$9	$1,145	$(45)	$9	$1,608

(a) Reclassified to Total Net Periodic Benefit Cost - refer to Note 11, "Retirement Plans and Other Postretirement Benefits" for additional information.

NOTE 15: ACCUMULATED OTHER COMPREHENSIVE INCOME:

Accumulated other comprehensive income is composed of the following:
	As of
	September 30,	December 31,
(in millions)	2014	2013
Currency translation adjustments	$(9)	$1
Pension and other postretirement benefit plan changes	63	98
Total accumulated other comprehensive income	$54	$99

NOTE 16: DISCONTINUED OPERATIONS

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

Upon emergence from bankruptcy, as a part of the Global Settlement and pursuant to the Amended SAPA, Kodak consummated the sale of certain assets of the Business to KPP Holdco Limited (“KPP Holdco”), a wholly owned subsidiary of KPP, and certain direct and indirect subsidiaries of KPP Holdco (together with KPP Holdco, the “KPP Purchasing Parties”), for net cash consideration of $325 million, in addition to certain notes and the assumption by the KPP Purchasing Parties of certain liabilities of the Business. Up to $35 million in aggregate of the purchase price is subject to repayment to KPP if the Business does not achieve certain annual adjusted EBITDA targets over the four-year period ending December 31, 2018.  Certain assets and liabilities of the Business in certain jurisdictions were not transferred at the initial closing, which took place upon emergence, but are being transferred in a series of deferred closings in accordance with the Amended SAPA, one of which has yet to close.  Kodak has been and is operating the Business relating to the deferred closing jurisdictions, subject to certain covenants, until the applicable deferred closing occurred or occurs, and delivers to (or receives from) a KPP subsidiary at each deferred closing a true-up payment reflecting the actual economic benefit (or detriment) to the Business in the applicable deferred closing jurisdiction(s) from the time of the initial closing through the time of the applicable deferred closing.  Up to the time of the deferred closing, the results of the operations of the Business were and are reported as (Loss) earnings from discontinued operations, net of income taxes in the Consolidated Statement of Operations and the assets and liabilities of the Business were and are categorized as Current assets held for sale or Current liabilities held for sale in the Consolidated Statement of Financial Position, as appropriate.

On March 17, 2014, the KPP Purchasing Parties agreed to pay Kodak $20 million of incremental consideration ($13 million was paid in March 2014 and the remainder is owed within one year of March 2014) in lieu of working capital adjustments contemplated by the Amended SAPA.

The following table summarizes the major classes of assets and liabilities related to the disposition of the Business which have been segregated and included in Current assets held for sale or Current liabilities held for sale in the Consolidated Statement of Financial Position:

	As of
(in millions)	September 30,	December 31,
	2014	2013
Receivables, net	$-	$16
Inventories, net	2	62
Property, plant and equipment, net	4	10
Other assets	6	7
Current assets held for sale	$12	$95

Trade payables	$1	$24
Miscellaneous payables and accruals	-	14
Current liabilities held for sale	$1	$38

Discontinued operations of Kodak include the Business (excluding the consumer film business, for which Kodak has entered into an ongoing supply arrangement with Kodak Alaris, the new entity formed by the KPP Purchasing Parties) and other miscellaneous businesses.

The significant components of revenues and (loss) earnings from discontinued operations, net of income taxes, are as follows:

	Successor		Predecessor	Successor		Predecessor
(in millions)	Three Months Ended September 30, 2014	One Month Ended September 30, 2013	Two Months Ended August 31, 2013	Nine Months Ended September 30, 2014	One Month Ended September 30, 2013	Eight Months Ended August 31, 2013
Revenues from Personalized and Document Imaging	$1	$20	$201	$60	$20	$734
Revenues from other discontinued operations	-	-	3	1	-	24
Total revenues from discontinued operations	$1	$20	$204	$61	$20	$758

Pre-tax (loss) earnings from Personalized and Document Imaging	$(9)	$11	$(169)	$10	$11	$(217)
Pre-tax (loss) earnings from other discontinued operations	-	1	-	-	1	(15)
(Provision) benefit for income taxes related to discontinued operations	(3)	(2)	91	(5)	(2)	97
(Loss) earnings from discontinued operations, net of income taxes	$(12)	$10	$(78)	$5	$10	$(135)

 Kodak was required to use a portion of the proceeds from the divestiture of the Business to repay $200 million of the Junior Debtor-In-Possession Credit Agreement.  Interest expense on the debt that was required to be repaid as a result of the sale of the Personalized Imaging and Document Imaging businesses has therefore been allocated to discontinued operations.  Interest expense allocated to discontinued operations was $0 million for the three and nine months ended September 30, 2014 (Successor) and one month ended September 30, 2013 (Successor) and $4 million and $14 million for the two and eight months ended August 31, 2013 (Predecessor), respectively.

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

NOTE 17: SEGMENT INFORMATION

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

Segment financial information is shown below:
	Successor		Predecessor	Successor		Predecessor
(in millions)	Three Months Ended September 30, 2014	One Month Ended September 30, 2013	Two Months Ended August 31, 2013	Nine Months Ended September 30, 2014	One Month Ended September 30, 2013	Eight Months Ended August 31, 2013
Revenues from continuing operations:
Graphics, Entertainment and Commercial Films	$400	$123	$230	$1,075	$123	$987
Digital Printing and Enterprise	164	74	124	498	74	519
All Other	-	1	11	-	1	36
Consolidated total	$564	$198	$365	$1,573	$198	$1,542

	Successor		Predecessor	Successor		Predecessor
(in millions)	Three Months Ended September 30, 2014	One Month Ended September 30, 2013	Two Months Ended August 31, 2013	Nine Months Ended September 30, 2014	One Month Ended September 30, 2013	Eight Months Ended August 31, 2013
Segment earnings (loss) and Consolidated earnings (loss) from continuing operations before income taxes
Graphics, Entertainment and Commercial Films	$55	$(11)	$(6)	$20	$(11)	$5
Digital Printing and Enterprise	(14)	(13)	(8)	(66)	(13)	(37)
Total of reportable segments	41	(24)	(14)	(46)	(24)	(32)
All Other	(2)	(4)	3	(9)	(4)	-
Restructuring costs and other	(9)	(4)	(3)	(42)	(4)	(49)
Corporate components of pension and OPEB income (1)	30	13	16	90	13	43
Other operating (loss) income, net	(2)	-	-	(2)	-	495
Loss on early extinguishment of debt, net	-	-	(2)	-	-	(8)
Interest expense	(15)	(6)	(33)	(47)	(6)	(106)
Other charges, net	(1)	-	(2)	(4)	-	(13)
Reorganization items, net	(1)	(5)	2,217	(11)	(5)	2,026
Consolidated earnings (loss) from continuing operations before income taxes	$41	$(30)	$2,182	$(71)	$(30)	$2,356

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

NOTE 18: FINANCIAL INSTRUMENTS

The following tables present the carrying amounts, estimated fair values, and location in the Consolidated Statement of Financial Position for Kodak’s financial instruments:

			Value Of Items Recorded At Fair Value
(in millions)			As of September 30, 2014
			Total	Level 1	Level 2	Level 3
ASSETS
Derivatives
Short-term foreign exchange contracts	Receivables, net		$4	$-	$4	$-

Marketable securities
Long-term available-for-sale securities	Other long-term assets		4	4	-	-

LIABILITIES

Derivatives
Short-term foreign exchange contracts	Other current liabilities		1	-	1	-

(in millions)			Value Of Items Not Recorded At Fair Value
			As of September 30, 2014
			Total	Level 1	Level 2	Level 3
LIABILITIES
Debt
Short-term debt	Current portion of long-term debt	Carrying value	$4	$-	$4	$-
		Fair value	4	-	4	-

Long-term debt	Long-term debt, net of current portion	Carrying value	672	-	672	-
		Fair value	686	-	686	-

			Value Of Items Recorded At Fair Value
(in millions)			As of December 31, 2013
			Total	Level 1	Level 2	Level 3
ASSETS
Derivatives
Short-term foreign exchange contracts	Receivables, net		$1	$-	$1	$-

Marketable securities
Long-term available-for-sale securities	Other long-term assets		2	2	-	-

LIABILITIES
Derivatives
Short-term foreign exchange contracts	Other current liabilities		3	-	3	-

			Value Of Items Not Recorded At Fair Value
(in millions)			As of December 31, 2013
			Total	Level 1	Level 2	Level 3
LIABILITIES
Debt
Short-term debt	Current portion of long-term debt	Carrying value	$4	$-	$4	$-
		Fair value	4	-	4	-

Long-term debt	Long-term debt, net of current portion	Carrying value	674	-	674	-
		Fair value	687	-	687	-

Fair Value

Fair values of marketable securities are determined using quoted prices in active markets for identical assets (Level 1 fair value measurements).  Fair values of Kodak’s forward contracts are determined using observable inputs (Level 2 fair value measurements), and are based on the present value of expected future cash flows (an income approach valuation technique) considering the risks involved and using discount rates appropriate for the duration of the contracts.  Transfers between levels of the fair value hierarchy are recognized based on the actual date of the event or change in circumstances that caused the transfer.  There were no transfers between levels of the fair value hierarchy during the three months or nine months ended September 30, 2014.

Fair values of long-term borrowings are determined by reference to quoted market prices, if available, or by pricing models based on the value of related cash flows discounted at current market interest rates.  The carrying values of cash and cash equivalents and restricted cash (which are not shown in the table above) approximate their fair values.

Foreign Exchange

Foreign exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in Other charges, net in the accompanying Consolidated Statement of Operations.  The net effects of foreign currency transactions, including changes in the fair value of foreign exchange contracts, are shown below:

	Successor		Predecessor	Successor		Predecessor
(in millions)	Three Months Ended September 30, 2014	One Month Ended September 30, 2013	Two Months Ended August 31, 2013	Nine Months Ended September 30, 2014	One Month Ended September 30, 2013	Eight Months Ended August 31, 2013
Net loss	$(1)	$(4)	$(3)	$(3)	$(4)	$(7)

Derivative Financial Instruments
Kodak, as a result of its global operating and financing activities, is exposed to changes in foreign currency exchange rates, commodity prices, and interest rates, which may adversely affect its results of operations and financial position.  Kodak manages such exposures, in part, with derivative financial instruments.  Kodak does not utilize derivative financial instruments for trading or other speculative purposes.

Foreign currency forward contracts are used to mitigate currency risk related to foreign currency denominated assets and liabilities.  Kodak’s exposure to changes in interest rates results from its investing and borrowing activities used to meet its liquidity needs.

Kodak’s financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments.  Kodak manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties.  Kodak has procedures to monitor the credit exposure amounts. The maximum credit exposure at September 30, 2014 was not significant to Kodak.

In the event of a default under the Company’s Senior Secured First Lien Term Credit Agreement, Senior Secured Second Lien Term Credit Agreement, the ABL Credit Agreement, or a default under any derivative contract or similar obligation of Kodak, subject to certain minimum thresholds, the derivative counterparties would have the right, although not the obligation, to require immediate settlement of some or all open derivative contracts at their then-current fair value, but with liability positions netted against asset positions with the same counterparty.  At September 30, 2014, Kodak had open derivative contracts in liability positions with a total fair value of $1 million.

Kodak had no derivatives designated as hedging instruments for the three and nine months ended September 30, 2014 and 2013.  The location and amounts of pre-tax gains and losses related to derivatives not designated as hedging instruments reported in the Consolidated Statement of Operations are shown in the following table:

	Gain (Loss) Recognized in Income on Derivatives
(in millions)	Successor		Predecessor	Successor		Predecessor
Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended September 30, 2014	One Month Ended September 30, 2013	Two Months Ended August 31, 2013	Nine Months Ended September 30, 2014	One Month Ended September 30, 2013	Eight Months Ended August 31, 2013
Other charges, net	$4	$(3)	$(3)	$12	$(3)	$1

Foreign Currency Forward Contracts

Kodak’s foreign currency forward contracts used to mitigate currency risk related to existing foreign currency denominated assets and liabilities are not designated as hedges, and are marked to market through net (loss) earnings at the same time that the exposed assets and liabilities are re-measured through net (loss) earnings (both in Other charges, net) in the Consolidated Statement of Operations).  The notional amount of such contracts open at September 30, 2014 was approximately $347 million. The majority of the contracts of this type held by Kodak as of September 30, 2014 were denominated in euros and British pounds.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Kodak is a technology company focused on imaging and printing for business. Kodak provides commercial products and services built on its expertise in three core technologies: materials science; digital imaging science and software; and deposition processes.  Kodak’s portfolio of products and services is designed to meet the needs of customers in different sectors and cycles of the commercial imaging and printing markets. Kodak leverages its core technology products and services to develop solutions for the product goods packaging and graphic communications markets, and is commercializing products for the functional printing market. Kodak also offers brand licensing and intellectual property opportunities, provides products and services for motion pictures and other commercial films, and sells ink to its existing installed consumer inkjet printer base.

Revenue was flat compared to the prior year quarter and declined $167 million (9.6%) compared to the first nine months of last year.  The year over year revenue declines were primarily due to Entertainment Films, as a result of lower demand due to acceleration of digital substitution, and Consumer Inkjet Systems, as the size of the installed base of Kodak consumer inkjet printers continues to decline. Revenue for these businesses is expected to continue to become a smaller percentage of overall revenue, as Kodak invests in the growth of its strategic businesses.  Revenues for digital print also declined compared to the prior year quarter and first nine months of last year.  Offsetting these declines were increases in intellectual property revenue.

CURRENT KODAK OPERATING MODEL AND REPORTING STRUCTURE

Kodak has two reportable segments: the Graphics, Entertainment and Commercial Films Segment and the Digital Printing and Enterprise Segment.  The balance of Kodak’s continuing operations, which do not meet the criteria of a reportable segment, are reported in All Other and are composed of Kodak’s consumer film business in countries where that business has not yet transferred ownership to the KPP Purchasing Parties, and a utilities variable interest entity.  Effective August 31, 2013, the Company sold certain utilities and related facilities and entered into utilities supply and servicing arrangements with RED- Rochester LLC, a variable interest entity.

Within each of Kodak’s reportable segments are various product groupings, or Strategic Product Groups (“SPGs”).  Throughout the remainder of this report, references to the segments’ SPGs are indicated in italics.

Graphics, Entertainment and Commercial Films (“GECF”) Segment

The GECF segment is comprised of three SPGs: Graphics, Entertainment Imaging and Commercial Films, and Intellectual Property and Brand Licensing. The GECF segment provides digital and traditional product and service offerings to a variety of commercial industries, including commercial print, direct mail, book publishing, newspapers and magazines, offset packaging (which is packaging printed using offset printing plates), motion picture entertainment, printed electronics, and industrial film markets.

Graphics: Kodak’s Graphics portfolio, covering the pre-press component of the offset printing market, includes digital plates, production workflow software, computer-to-plate equipment and digital front-end controllers. Kodak also provides services and support related to its Graphics products.

•
Kodak’s digital offset plate offerings include traditional digital offset plates and KODAK SONORA Process Free Plates. KODAK SONORA Process Free Plates are offset plates that are able to be prepared directly with a computer-to-plate thermal output device and do not require subsequent processing chemistry, processing equipment or chemical disposal. As a result, SONORA Process Free Plates deliver cost savings and efficiency for customers and promote environmental sustainability practices.

•
Production workflow software is used by customers to manage digital and conventional print content from file creation to output. Kodak’s production workflow software includes KODAK PRINERGY Workflow Software, KODAK PREPS Imposition Software, KODAK COLORFLOW Software and the KODAK INSITE Software family of products. The production workflow software manages content and color, reduces manual errors and helps customers manage the collaborative creative process.

•
Computer-to-plate thermal output devices are used by customers to transfer images onto aluminum offset printing plates, and provide a consistent and high quality image carrier for offset press applications.  Kodak’s computer-to-plate products include the KODAK MAGNUS Platesetter and TRENDSETTER Platesetter with SQUARESPOT Imaging Technology, which provides high resolution, consistency and stability in thermal imaging. Kodak also offers the ACHIEVE Platesetter with TH5 imaging technology, which provides a highly efficient and cost-effective imaging solution at a lower price point.

•	Digital front-end controllers, which are branded as KODAK CREO Servers, are used by customers to drive personalized content to digital presses while controlling color and print consistency.

Graphics products and services are sold globally to customers both directly by Kodak and indirectly through dealers.

Kodak is building its Graphics business by investing in process-free technology; driving a total, optimized prepress solution for customers; delivering the next-generation print software portfolio; expanding in emerging markets, and driving manufacturing operational excellence, profitability and sustainable business practices.

Kodak faces competition from other companies that offer commercial offset and digital printing equipment, production software, consumables and service. Competitiveness is generally focused on a broad range of technology that provides customers a higher quality, more efficient and cost effective prepress solution at an effective price.

 Entertainment Imaging & Commercial Films:  Kodak’s Entertainment Imaging & Commercial Films group includes its motion picture film business serving the entertainment and advertising industries.  Motion picture products are sold directly to studios, laboratories and independent filmmakers. The group also offers industrial films, including films used by the electronics industry to produce printed circuit boards.  Entertainment Imaging & Commercial Films also includes related component businesses: Polyester Film, Specialty Chemicals, Inks & Dispersions, and Solvent Recovery.

Kodak has engaged in extensive discussions about film’s future with filmmakers, leading studios and others who recognize the artistic and archival qualities of film. The industry has shown support for a plan to extend film’s future, which enables Kodak to maintain production of film for the entertainment industry while it prepares products for new growth markets such as touch screen sensors that also utilize film technology.

Intellectual Property and Brand Licensing: Intellectual Property and Brand Licensing includes licensing activities related to Kodak’s patents, proprietary technology and brand.  With respect to Brand Licensing, Kodak currently licenses its brand for use with a range of consumer products including batteries, cameras and camera accessories and recordable media.  Kodak intends to continue efforts to grow its portfolio of consumer product licensees in order to generate both ongoing royalty streams and upfront payments.  Additionally, Kodak actively seeks opportunities to leverage its patents and associated technology in licensing and/or cross-licensing deals to support both revenue growth and ongoing businesses.

Digital Printing and Enterprise (“DP&E”) Segment

The DP&E segment is comprised of four SPGs: Digital Printing, Packaging and Functional Printing, Enterprise Services & Solutions and Consumer Inkjet Systems. DP&E serves a variety of customers in the commercial printing, packaging, newspaper, digital service bureau market, in-plant, and consumer printing market segments with a range of software, media and hardware products.  DP&E products and services are sold both directly by Kodak and indirectly through dealers.

Digital Printing:  Digital Printing includes both Inkjet Printing Solutions and Electrophotographic Printing Solutions equipment and related consumables and service.

•	Kodak’s Inkjet Printing Solutions product offering includes the PROSPER Press and PROSPER System Hybrid Components, featuring ultrafast inkjet droplet generation.

•
The PROSPER Press features Stream Inkjet Technology, which delivers a continuous flow of ink that enables constant and consistent operation, with uniform ink droplet size and accurate placement, even at very high print speeds. Applications of the PROSPER Press include publishing, commercial print, direct mail, and packaging. The business also includes a large base of customers who continue to use KODAK VERSAMARK Products, the predecessor products to the PROSPER Press. Users of KODAK VERSAMARK Products continue to purchase ink and media consumables as well as service from Kodak.

•
PROSPER System Hybrid Components are also integrated into original equipment manufacturer partner portfolios where the manufacturer combines PROSPER Writing Systems with its press systems that transport webs of paper and other substrates through the press. Sales of equipment that incorporate the PROSPER Writing Systems result in recurring revenue from sales of ink and other consumables and equipment service. The level of recurring revenue depends on the application for which the equipment is used, which drives the total number of pages printed and ink usage.

•
Electrophotographic Printing Solutions encompasses the NEXPRESS Platform and the DIGIMASTER Production Platform. The NEXPRESS Platform offers high-quality, differentiated printing of short-run, personalized print applications such as direct mail, books, marketing collateral and photo products. The DIGIMASTER Production Platform uses monochrome electrophotographic printing technology to create high-quality printing of statements, short run books, corporate documentation, manuals and direct mail.

Packaging and Functional Printing: Packaging and Functional Printing includes flexographic printing equipment and plates and related consumables and services, as well as printed functional materials and components.

•
The Packaging business includes Kodak’s FLEXCEL NX System and FLEXCEL Direct Platform that offer digitization into the flexographic print market. The FLEXCEL NX System uses Kodak’s proprietary SQUAREspot laser imaging technology to produce high resolution imaging that reduces waste and ink usage. The FLEXCEL Direct Platform delivers process-less high productivity and the environmental benefits of a process-less solution. These print production capabilities leverage a portfolio of offset, flexographic, and digital products and services, which help enable customers to preserve brand equity, enhance shelf appeal, and drive efficiency from design to solution.

•
The Functional Printing businesses leverage Kodak’s expertise in imaging, deposition and materials science to create products using printing processes that have previously been manufactured using traditional techniques. Functional printing offers many advantages over traditional manufacturing, including cost and environmental impact. Kodak’s first initiatives in Functional Printing are focusing on two separate solutions that will provide touch panel sensor films to the touchscreen industry. These solutions consist of a silver halide-based solution and an additive printing solution which are both being commercialized in collaboration with business partners.  As is often the case in commercializing breakthrough technologies, schedule delays may be encountered in the transition to commercial production volumes.  Kodak and its business partner for the additive printing solution have experienced such delays relative to our initial production schedule which will result in later than expected revenue and earnings from the Functional Printing business.

Enterprise Services & Solutions: Enterprise Services & Solutions assists organizations with challenges and opportunities created by the worldwide digital transformation. Enterprise Services & Solutions provides print and managed media services that provide customers with solutions for their printing requirements using Kodak technologies; brand protection technologies and services to help brand owners combat counterfeiters and diverters; and document management services, including expertise in the capture, archiving, retrieval and delivery of documents. Enterprise Services & Solutions serves enterprise customers in numerous sectors, including governments, pharmaceuticals and life sciences, consumer and luxury product goods and retail and financial services.

Consumer Inkjet Systems: Consumer Inkjet Systems involves the sale of ink to its existing installed base of consumer inkjet printers.

Revenues from Continuing Operations by Reportable Segment

	Successor		Predecessor			Successor		Predecessor
(in millions)	Three Months Ended September 30, 2014	One Month Ended September 30, 2013	Two Months Ended August 31, 2013	Change vs. 2013 (Combined)	Foreign Currency Impact*	Nine Months Ended September 30, 2014	One Month Ended September 30, 2013	Eight Months Ended August 31, 2013	Change vs. 2013 (Combined)	Foreign Currency Impact*
Graphics, Entertainment and Commercial Films
Inside the U.S.	$143	$24	$52	88%	0%	$319	$24	$265	10%	0%
Outside the U.S.	257	99	178	(7%)	0%	756	99	722	(8%)	0%
Total Graphics, Entertainment and Commercial Films	400	123	230	13%	0%	1,075	123	987	(3%)	0%

Digital Printing and Enterprise
Inside the U.S.	75	33	54	(14%)	0%	223	33	239	(18%)	0%
Outside the U.S.	89	41	70	(20%)	0%	275	41	280	(14%)	0%
Total Digital Printing and Enterprise	164	74	124	(17%)	0%	498	74	519	(16%)	0%

All Other
Inside the U.S.	-	-	3	(100%)	0%	-	-	11	(100%)	0%
Outside the U.S.	-	1	8	(100%)	0%	-	1	25	(100%)	0%
Total All Other	-	1	11	(100%)	0%	-	1	36	(100%)	0%

Consolidated
Inside the U.S.	218	57	109	31%	0%	542	57	515	(5%)	0%
Outside the U.S.	346	141	256	(13%)	0%	1,031	141	1,027	(12%)	0%
Consolidated Total	$564	$198	$365	0%	0%	$1,573	$198	$1,542	(10%)	0%

* Represents the percentage change in segment net sales for the period that is attributable to foreign currency fluctuations.

Segment Earnings (Loss) and Consolidated Earnings (Loss) from Continuing Operations Before Income Taxes
	Successor		Predecessor	Successor		Predecessor
(in millions)	Three Months Ended September 30, 2014	One Month Ended September 30, 2013	Two Months Ended August 31, 2013	Nine Months Ended September 30, 2014	One Month Ended September 30, 2013	Eight Months Ended August 31, 2013
Segment earnings (loss) and Consolidated earnings (loss) from continuing operations before income taxes
Graphics, Entertainment and Commercial Films	$55	$(11)	$(6)	$20	$(11)	$5
Digital Printing and Enterprise	(14)	(13)	(8)	(66)	(13)	(37)
Total of reportable segments	41	(24)	(14)	(46)	(24)	(32)
All Other	(2)	(4)	3	(9)	(4)	-
Restructuring costs and other	(9)	(4)	(3)	(42)	(4)	(49)
Corporate components of pension and OPEB income (1)	30	13	16	90	13	43
Other operating (loss) income, net	(2)	-	-	(2)	-	495
Loss on early extinguishment of debt, net	-	-	(2)	-	-	(8)
Interest expense	(15)	(6)	(33)	(47)	(6)	(106)
Other charges, net	(1)	-	(2)	(4)	-	(13)
Reorganization items, net	(1)	(5)	2,217	(11)	(5)	2,026
Consolidated earnings (loss) from continuing operations before income taxes	$41	$(30)	$2,182	$(71)	$(30)	$2,356

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

2014 COMPARED WITH 2013
THIRD QUARTER AND YEAR TO DATE
RESULTS OF OPERATIONS
	Successor			Predecessor			Successor			Predecessor
(in millions)	Three Months Ended September 30, 2014	% of Sales	One Month Ended September 30, 2013	Two Months Ended August 31, 2013	% of Sales (Combined)	% Change (Combined)	Nine Months Ended September 30, 2014	% of Sales	One Month Ended September 30, 2013	Eight Months Ended August 31, 2013	% of Sales (Combined)	% Change (Combined)

Revenues	$564		$198	$365		0%	$1,573		$198	$1,542		-10%
Cost of revenues	408		176	280		-11%	1,226		176	1,174		-9%
Gross profit	156	28%	22	85	19%	46%	347	22%	22	368	22%	-11%
Selling, general and administrative expenses	67	12%	29	64	17%	-28%	239	15%	29	297	19%	-27%
Research and development costs	20	4%	8	16	4%	-17%	73	5%	8	66	4%	-1%
Restructuring costs and other	9	2%	4	3	1%	29%	42	3%	4	43	3%	-11%
Other operating loss (income), net	2		-	-			2		-	(495)
Earnings (loss) from continuing operations before interest expense, other charges, net, reorganization items, net and income taxes	58	10%	(19)	2	-3%	441%	(9)	-1%	(19)	457	25%	-102%
Interest expense	15	3%	6	33	7%	-62%	47	3%	6	106	6%	-58%
Loss on early extinguishment of debt, net	-		-	2			-		-	8
Other charges, net	(1)		-	(2)			(4)		-	(13)
Reorganization items, net	1		5	(2,217)			11		5	(2,026)
Earnings (loss) from continuing operations before income taxes	41	7%	(30)	2,182	382%	-98%	(71)	-5%	(30)	2,356	134%	-103%
Provision for income taxes	10	2%	1	97	17%	-90%	11	1%	1	155	9%	-93%
Earnings (loss) from continuing operations	31	5%	(31)	2,085	365%	-98%	(82)	-5%	(31)	2,201	125%	-104%
(Loss) earnings from discontinued operations, net of income taxes	(12)		10	(78)			5		10	(135)
Net earnings (loss)	19	3%	(21)	2,007	353%	-99%	(77)	-5%	(21)	2,066	118%	-104%
Less: Net earnings (loss) attributable to noncontrolling interests	2		(3)	-			4		(3)	-
NET EARNINGS (LOSS) ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$17	3%	$(18)	$2,007	353%	-99%	$(81)	-5%	$(18)	$2,066	118%	-104%

	Three Months Ended
	September 30,		Percent Change vs. 2013
	2014 Amount	Change vs. 2013	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Revenues	$564	0%	-8%	8%	-	n/a

Gross profit margin	28%	9pp	n/a	5pp	0pp	4pp

	Nine Months Ended
	September 30,		Percent Change vs. 2013
	2014 Amount	Change vs. 2013	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Revenues	$1,573	-10%	-11%	1%	-	n/a

Gross profit margin	22%	0pp	n/a	0pp	0pp	0pp

Revenues

Current Quarter

For the three months ended September 30, 2014, volume declines in Consumer Inkjet Systems (-3%), Entertainment Imaging and Commercial Films (-3%) and Digital Printing (-2%) were offset by favorable price/mix within Intellectual Property and Brand Licensing (+9%).  See segment discussions below for additional information.

Year to Date

For the nine months ended September 30, 2014, revenues decreased approximately 10% compared with the same period in 2013, primarily due to volume declines in Entertainment Imaging and Commercial Films (-4%), Consumer Inkjet Systems (-3%) and Digital Printing (-2%). Partially offsetting these declines was favorable price/mix within Intellectual Property and Brand Licensing (+2%).  See segment discussions below for additional information.

Gross Profit

Current Quarter

The increase in gross profit percent for the three months ended September 30, 2014 of approximately 9pp as compared with the prior year period was driven by favorable price/mix within Intellectual Property and Brand Licensing (+7pp) as well as cost improvements across both operating segments (+4pp). The cost improvements were primarily attributable to the revaluation of inventory from the application of fresh start accounting impacting the prior year period. Partially offsetting these improvements was unfavorable price/mix within Consumer Inkjet Systems (-1pp), Digital Printing (-1pp) and Graphics (-1pp).  See segment discussions below for additional details.

Year to Date

Gross profit percent was unchanged for the nine months ended September 30, 2014 compared with the prior year period.  Favorable price/mix within Intellectual Property and Brand Licensing (+2pp) was offset by unfavorable price/mix primarily within Consumer Inkjet Systems (-1pp).  See segment discussions below for additional details.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses (SG&A) decreased (28%) for the three months ended September 30, 2014 as compared with the prior year period primarily due to the impact of cost reduction actions.

Consolidated selling, general and administrative expenses (SG&A) decreased (27%) for the nine months ended September 30, 2014 as compared with the prior year period partially reflecting lower pension costs (7%) with the remaining decrease primarily due to the impact of cost reduction actions.

Other Operating Loss (Income), Net

For details, refer to Note 8, “Other Operating Loss (Income), Net.”

Reorganization Items, Net

For details, refer to Note 2, “Reorganization Items, Net.”

Income Tax Provision

(in millions)	Successor		Predecessor	Successor		Predecessor
	Three Months Ended September 30, 2014	One Month Ended September 30, 2013	Two Months Ended August 31, 2013	Nine Months Ended September 30, 2014	One Month Ended September 30, 2013	Eight Months Ended August 31, 2013
Earnings (loss) from continuing operations before income taxes	$41	$(30)	$2,182	$(71)	$(30)	$2,356
Provision for income taxes	10	1	97	11	1	155
Effective tax rate	24.4%	(3.3)%	4.4%	(15.5)%	(3.3)%	6.6%

Current Quarter

The change in Kodak’s effective tax rate from continuing operations for the quarter as compared to the combined quarter 2013 is primarily attributable to: (1) a decrease as a result of income generated within the U.S. and certain jurisdictions outside the U.S. for which no provision was recognized due to management’s conclusion that it was more likely than not that the tax benefits would not be realized, (2) a provision as a result of the establishment of a deferred tax asset valuation allowance in certain jurisdictions outside the U.S. in the combined third quarter of 2013, (3) a benefit as a result of tax accounting impacts related to items reported in Accumulated other comprehensive loss in the Consolidated Statement of Financial Position in the combined third quarter of 2013, (4) a decrease associated with foreign withholding taxes on undistributed earnings, (5) a provision as a result of a legislative rate change in a jurisdiction outside the U.S. in the combined third quarter 2013, and (6) an increase as result of changes in audit reserves.

Year to Date

The change in Kodak’s effective tax rate from continuing operations for the nine months ended September 30, 2014 as compared to 2013 is primarily attributable to: (1) a provision as a result of losses generated within the U.S. and certain jurisdictions outside the U.S. for which no benefit was recognized due to management’s conclusion that it was more likely than not that the tax benefits would not be realized in the nine months ending September 30, 2014, (2) a benefit as a result of income within the U.S. and in certain jurisdictions outside the U.S. for which no provision was recognized due to management’s conclusion that it was more likely than not that the tax benefits would not be realized in the combined year to date period ended September 30, 2013, (3) a provision as a result of the establishment of a deferred tax asset valuation allowance in certain jurisdictions outside the U.S. in the combined year to date period ended September 30, 2013, (4) a benefit as a result of tax accounting impacts related to items reported in Accumulated other comprehensive loss in the Consolidated Statement of Financial Position in the combined year to date period ended September 30, 2013, (5) a benefit associated with the tax impact of the goodwill impairment recognized in the combined year to date period ended September 30, 2013, (6) a provision associated with withholding taxes on foreign dividends paid in the combined year to date period ended September 30, 2013, (7) an increase associated with foreign withholding taxes on undistributed earnings, (8) a provision associated with withholding taxes on the sale of intellectual property in the combined year to date period ended September 30, 2013, (9) a benefit as a result of Kodak reaching a settlement with a taxing authority in a location outside the U.S. related to withholding taxes in the nine months ended September 30, 2014, (10) a provision as a result of a legislative rate change in a jurisdiction outside the U.S. in the combined third quarter 2013, and (11) a decrease associated with changes in audit reserves.

Discontinued Operations

Discontinued operations of Kodak include the Personalized Imaging and Document Imaging businesses and other miscellaneous businesses.  Refer to Note 16, “Discontinued Operations” for additional information.

GRAPHICS, ENTERTAINMENT AND COMMERCIAL FILMS SEGMENT
	Successor			Predecessor			Successor			Predecessor
(in millions)	Three Months Ended September 30, 2014	% of Sales	One Month Ended September 30, 2013	Two Months Ended August 31, 2013	% of Sales (Combined)	% Change (Combined)	Nine Months Ended September 30, 2014	% of Sales	One Month Ended September 30, 2013	Eight Months Ended August 31, 2013	% of Sales (Combined)	% Change (Combined)
Revenues	$400		$123	$230		13%	$1,075		$123	$987		-3%
Cost of revenues	298		114	195		-4%	892		114	805		-3%
Gross profit	102	26%	9	35	12%	132%	183	17%	9	182	17%	-4%
Selling, general and administrative expenses	42	11%	19	37	16%	-25%	148	14%	19	164	16%	-19%
Research and development costs	5	1%	1	4	1%	0%	15	1%	1	13	1%	7%
Segment earnings (loss)	$55	14%	$(11)	$(6)	-5%	424%	$20	2%	$(11)	$5	-1%	433%

	Three Months Ended September 30,		Percent Change vs. 2013
	Successor 2014	Change vs. 2013	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs
Revenues	$400	13%	-1%	14%	-	n/a

Gross profit margin	26%	14pp	n/a	10pp	0pp	4pp

	Nine Months Ended
	September 30,		Percent Change vs. 2013
	Successor 2014	Change vs. 2013	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Revenues	$1,075	-3%	-6%	3%	-	n/a

Gross profit margin	17%	0pp	n/a	1pp	0pp	-1pp

Revenues

Current Quarter

The increase in the Graphics, Entertainment and Commercial Films Segment revenues of approximately 13% for the third quarter was driven by favorable price/mix within Intellectual Property and Brand Licensing (+15%) due to non-recurring intellectual property licensing arrangements.  Also contributing were volume improvements within Commercial Films (+5%) primarily due to increased revenues from third party manufacturing services performed under supply agreements with Kodak Alaris and within Graphics (+3%) primarily due to increased sales of digital plates.  Partially offsetting these improvements was volume declines within Entertainment Imaging & Commercial Films driven by reduced demand for motion picture products (-9%).

Included in third quarter 2014 revenues were non-recurring intellectual property licensing arrangements which contributed approximately $51 million to revenues.  There were no significant non-recurring intellectual property licensing arrangements in the third quarter 2013.

Year to Date

The decrease in the Graphics, Entertainment and Commercial Films Segment revenues of approximately 3% for the nine months ended September 30, 2014 reflected volume declines within Entertainment Imaging & Commercial Films driven by reduced demand for motion picture products (-10%).  Offsetting these declines were higher revenues within Intellectual Property and Brand Licensing (+4%) and increased revenues from third party manufacturing services performed under supply agreements with Kodak Alaris (+3%).

Included in the nine months ended September 30, 2014 were non-recurring intellectual property licensing agreements which contributed approximately $70 million to revenues.  Included in 2013 revenues for the same period was a non-recurring intellectual property licensing agreement which contributed approximately $31 million to revenues.

Gross Profit

Current Quarter

The increase in the Graphics, Entertainment and Commercial Films Segment gross profit percent of approximately 14pp for the third quarter was driven by favorable price/mix within Intellectual Property and Brand Licensing (+11pp) due to the arrangements mentioned above and favorable manufacturing and other costs within Graphics (+6pp), due to the revaluation of inventory from the application of fresh start accounting impacting the prior year period (+3pp) with the remainder primarily due to lower material costs. Partially offsetting these impacts was unfavorable price/mix within Graphics (-2pp) due to pricing pressures in the industry and unfavorable manufacturing and other costs within Entertainment Imaging & Commercial Films (-2pp) due to the application of fresh start accounting, which resulted in increased depreciation expense in the current year quarter.

Year to Date

Graphics, Entertainment and Commercial Films Segment gross profit percent was unchanged for the nine months ended September 30, 2014 compared with the prior year period.  Unfavorable manufacturing and other costs within Entertainment Imaging & Commercial Films (-5pp), primarily due to lower production volumes, were offset by favorable manufacturing and other costs within Graphics (+4pp) primarily due to lower material costs.  Additionally, favorable price/mix within Intellectual Property and Brand Licensing (+3pp) due to the arrangements mentioned above was offset by unfavorable price/mix within Graphics (-1pp) due to pricing pressures in the industry.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) decreased for the three months and nine months ended September 30, 2014 (25% and 19%, respectively) as compared with the prior year period primarily due to the impact of cost reduction actions.

DIGITAL PRINTING AND ENTERPRISE SEGMENT

	Successor			Predecessor			Successor			Predecessor
(in millions)	Three Months Ended September 30, 2014	% of Sales	One Month Ended September 30, 2013	Two Months Ended August 31, 2013	% of Sales (Combined)	% Change (Combined)	Nine Months Ended September 30, 2014	% of Sales	One Month Ended September 30, 2013	Eight Months Ended August 31, 2013	% of Sales (Combined)	% Change (Combined)
Revenues	$164		$74	$124		-17%	$498		$74	$519		-16%
Cost of revenues	124		62	89		-18%	377		62	373		-13%
Gross profit	40	24%	12	35	24%	-15%	121	24%	12	146	27%	-23%
Selling, general and administrative expenses	35	21%	16	29	23%	-22%	119	24%	16	129	24%	-18%
Research and development costs	19	12%	9	14	12%	-17%	68	14%	9	54	11%	8%
Segment (loss)	$(14)	-9%	$(13)	$(8)	-11%	33%	$(66)	-13%	$(13)	$(37)	-8%	-32%

	Three Months Ended September 30,		Percent Change vs. 2013
	Successor 2014	Change vs. 2013	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs
Revenues	$164	-17%	-14%	-3%	-	n/a

Gross profit margin	24%	0pp	n/a	-6pp	0pp	6pp

	Nine Months Ended
	September 30,		Percent Change vs. 2013
	Successor 2014	Change vs. 2013	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Revenues	$498	-16%	-15%	-1%	-	n/a

Gross profit margin	24%	-3pp	n/a	-4pp	0pp	1pp

Revenues

Current Quarter

The decrease in the Digital Printing and Enterprise Segment revenues of approximately 17% for the third quarter was largely attributable to volume declines within Consumer Inkjet Systems (-9%) due to lower sales of ink to the installed base of printers, and within Digital Printing (-6%), largely due to fewer placements of continuous inkjet components. Also contributing to the decline was unfavorable price/mix within Digital Printing (-3%) due to pricing declines on electrophotographic color annuities and lower revenues within Enterprise Services & Solutions (-2%) due to a reduction in government contracts as well as divested operations.  Partially offsetting these declines were volume improvements within Packaging and Functional Printing (+2%) due to increased sales of Flexcel NX plates largely attributable to an increased installed base of Flexcel NX equipment.

Year to Date

The decrease in the Digital Printing and Enterprise Segment revenues of approximately 16% for the nine months ended September 30, 2014 was primarily attributable to volume declines within Consumer Inkjet Systems (-10%), driven by lower sales of ink to the existing installed base of printers, and within Digital Printing (-5%) driven by fewer placements of continuous inkjet components and electrophotographic units, and related consumables. Also contributing to the decline was unfavorable price/mix within Digital Printing (-2%) due to pricing declines on electrophotographic color annuities and lower revenues within Enterprise Services & Solutions (-2%) due to a reduction in government contracts as well as divested operations.  Partially offsetting these declines were volume improvements within Packaging and Functional Printing (+2%) due to increased sales of Flexcel NX plates largely attributable to an increased installed base of Flexcel NX equipment.

Gross Profit

Current Quarter

The Digital Printing and Enterprise Segment gross profit percent was unchanged for the third quarter compared with the prior year period. Manufacturing and other cost improvements (+6pp), primarily due to the revaluation of inventory from the application of fresh start accounting impacting the prior year period, were offset by unfavorable price/mix within Consumer Inkjet Systems (-4pp), primarily due to consumer ink sales constituting a lower percentage of the segment’s gross profit dollars, and within Digital Printing (-3pp), primarily due to higher volume of slower speed products in the current year period and pricing declines on electrophotographic consumables.

Year to Date

The decrease in the Digital Printing and Enterprise Segment gross profit of approximately 3pp for the nine months ended September 30, 2014 was primarily due to consumer ink sales constituting a lower percentage of the segment’s gross profit dollars (-4pp).

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) decreased for the three months and nine months ended September 30, 2014 (22% and 18%, respectively) as compared with the prior year period primarily due to the impact of cost reduction actions.

Research and Development Costs

R&D expenses decreased (17%) for the three months ended September 30, 2014 as compared with the prior year period due to new products reaching commercialization.

R&D expenses increased (8%) for the nine months ended September 30, 2014 as compared with the prior year period due to increased depreciation expense from the application of fresh start accounting (+10%).

RESTRUCTURING COSTS AND OTHER

Charges for restructuring activities are recorded in the period in which Kodak commits to a formalized restructuring plan, or executes the specific actions contemplated by the plan, and all criteria for liability recognition under the applicable accounting guidance have been met. Restructuring actions taken in the first nine months of 2014 included steps toward exiting a plate manufacturing facility in the UK, as described in further detail below. In addition, actions were initiated to reduce Kodak’s cost structure as part of its commitment to drive sustainable profitability and included a workforce reduction in France, manufacturing capacity reductions in the U.S., a research and development site consolidation in the U.S., and various targeted reductions in service, sales, research and development and other administrative functions.

Kodak recorded $9 million and $42 million of charges for the three and nine months ended September 30, 2014, respectively, which were reported as Restructuring costs and other in the accompanying Consolidated Statement of Operations. The severance and exit costs reserves require the outlay of cash, while long-lived asset impairments, accelerated depreciation and inventory write-downs represent non-cash items.

Kodak made cash payments related to restructuring of approximately $15 million and $39 million during the quarter and nine months ended September 30, 2014, respectively.

The restructuring actions implemented in the first nine months of 2014 are expected to generate future annual cash savings of approximately $50 million. These savings are expected to reduce future annual Cost of sales, SG&A, and R&D expenses by $23 million, $19 million, and $8 million, respectively. Kodak began realizing a portion of these savings in the first nine months, and expects the majority of the annual savings to be in effect by the end of 2014 as actions are completed.

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

Kodak implemented certain actions under this program during the first nine months of 2014.  As a result of these actions, Kodak recorded severance charges of $0 million and $3 million for the three and nine months ended September 30, 2014, respectively.

LIQUIDITY AND CAPITAL RESOURCES

	As of	As of
	September 30,	December 31,
(in millions)	2014	2013
Cash and cash equivalents	$744	$844

Cash Flow Activity

	Successor		Predecessor
(in millions)	Nine Months Ended	One Month Ended	Eight Months Ended	Computed Change vs 2013
	September 30, 2014	September 30, 2013	August 31, 2013	(2013 Combined)
Cash flows from operating activities:
Net cash used in operating activities	$(136)	$(50)	$(565)	$479

Cash flows from investing activities:
Net cash provided by investing activities	54	19	679	(644)

Cash flows from financing activities:
Net cash used in financing activities	(6)	(36)	(328)	358

Effect of exchange rate changes on cash	(12)	8	(23)	3

Net decrease in cash and cash equivalents	$(100)	$(59)	$(237)	$196

Operating Activities

Net cash used in operating activities decreased $479 million for the nine months ended September 30, 2014 as compared with the corresponding period in 2013 primarily due to improved earnings impacting cash flow from operations, including lower professional fees associated with the reorganization and higher interest payments of approximately $60 million in the prior year period, partially offset by the $49 million funding of the EBP Trust.

Investing Activities

Net cash provided by investing activities decreased $644 million for the nine months ended September 30, 2014 as compared with the corresponding period in 2013, primarily due to the proceeds from the sale of the digital imaging patent portfolio in the first quarter of 2013 and the sale of the Personalized Imaging and Document Imaging businesses upon emergence in August 2013 and the funding of restricted cash accounts in 2013 partially offset by the net release of restricted cash in the nine months ended September 30, 2014.

Financing Activities

Net cash used in financing activities decreased $358 million for the nine months ended September 30, 2014 as compared with the corresponding period in 2013 due to the net pay-down of debt in the prior year period of $769 million, partially offset by proceeds from the rights offering and contingent cash received with the sale of the Personalized Imaging and Document Imaging businesses.

Sources of Liquidity

Available liquidity includes cash balances and the unused portion of the Asset Based Revolving Credit Agreement (the “ABL Credit Agreement”). The ABL Credit Agreement had $40 million of net availability as of September 30, 2014.  The amount of available liquidity is subject to fluctuations and includes cash balances held by various entities worldwide.  At September 30, 2014 and December 31, 2013, approximately $231 million and $307 million, respectively, of cash and cash equivalents were held within the U.S. and approximately $513 million and $537 million, respectively, of cash and cash equivalents were held outside the U.S.  Cash balances held outside of the U.S. are generally required to support local country operations, may have high tax costs, or other limitations that delay the ability to repatriate, and therefore may not be readily available for transfer to other jurisdictions.  Additionally, in China, where approximately $230 million of cash and cash equivalents was held as of September 30, 2014, there are limitations related to net asset balances that may impact the ability to make cash available to other jurisdictions in the world.  Under the terms of the Senior Secured First Lien Term Credit Agreement, Senior Secured Second Lien Term Credit Agreement and the ABL Credit Agreement, the Company is permitted to invest up to $100 million in subsidiaries and joint ventures that are not party to these loan agreements.

Cash flow from investing activities included $22 million of capital expenditures for nine months ended September 30, 2014. Kodak expects approximately $32 million of total capital expenditures for 2014.  Additionally, Kodak intends to utilize a variety of methods to finance customer equipment purchases in the future, including expansion of existing third party finance programs and internal financing through both leasing and installment loans.

Kodak believes that its liquidity position is adequate to fund its operating and investing needs and to provide the flexibility to respond to further changes in the business environment.

Venezuela Currency

The Venezuelan government has maintained currency controls and a fixed official exchange rate since 2003.  At September 30, 2014, the official exchange rate is 6.3 Venezuelan Bolivars Fuertes (“BsF”) to the U.S. dollar.  Kodak has accounted for the Venezuelan economy as highly inflationary since 2010.  Accordingly, Kodak’s Venezuelan subsidiary uses the U.S. dollar as its functional currency, and monetary assets and liabilities denominated in BsF generate income or expense for changes in value associated with foreign currency exchange rate fluctuations against the U.S. dollar.

In 2013, the Venezuelan government announced the creation of a complementary currency exchange system, Sistema Complementario de Administracion de Divisas 1 (“SICAD 1”).  SICAD 1 is determined by an auction process restricted to invited entities for designated uses.  At September 30, 2014, the SICAD 1 exchange rate was 12.0 BsF to the U.S. Dollar.  In 2014, the Venezuelan government created another currency exchange system, Sistema Complementario de Administracion de Divisas 2 (“SICAD 2”), indicating that all industry sectors and companies would be eligible to participate in SICAD 2.  Transactions in SICAD 2 are regulated by the Venezuelan Central Bank.  Entities must submit applications to convert BsF to U.S. dollars under SICAD 2.  The exchange rate of SICAD 2 as of September 30, 2014 was 49.99 BsF to the U.S. dollar.

Since emergence from bankruptcy and divestiture of the Personalized Imaging and Document Imaging businesses in September 2013, Kodak’s Venezuelan subsidiary does not have ongoing trading activity.  Kodak continues to evaluate its strategic options with respect to the Venezuela market, including trading activity in the Venezuelan subsidiary.  As of September 30, 2014, Kodak’s Venezuelan subsidiary had approximately $19 million of BsF denominated net monetary assets, including cash and cash equivalents of approximately $17 million.

The conversion of BsF to U.S. dollars must be approved by the Venezuelan government through one of the exchange mechanisms noted above.  Kodak has not accessed U.S. dollars in Venezuela using either SICAD 1 or SICAD 2 and has not applied to utilize either exchange.  Kodak continues to use the official rate to remeasure BsF denominated monetary assets and liabilities of its Venezuelan subsidiary to the U.S. dollar due to various factors including, but not limited to: the lack of history and visibility to the exchangeability and participation requirements related to SICAD 1 and SICAD 2; the probability of accessing and obtaining currency by use of a particular rate or mechanism; Kodak’s intent and ability to access U.S. dollars in Venezuela; and the potential for future trading activity in the Venezuelan subsidiary.  In addition, it is Kodak’s understanding that Venezuelan government officials have recently indicated that the three exchanges could progressively converge, with a new system involving a single unified rate that could be in place by the end of 2014.  Kodak will continue to monitor the impact of these possible changes.  Kodak cannot predict whether there will be further devaluation of the BsF or whether its use of the 6.3 rate will continue to be supported by evolving facts and circumstances.   If Kodak used the SICAD 1 exchange rate of 12.0 BsF to the U.S. dollar or the SICAD 2 exchange rate of 49.99 BsF to the U.S. dollar as of September 30, 2014, a pre-tax translation loss of approximately $9 million or $16 million, respectively, would have been reported in the quarter ended September 30, 2014.

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE U.S. PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report on Form 10-Q, includes "forward-looking statements" as that term is defined under the U.S. Private Securities Litigation Reform Act of 1995.

Forward-looking statements include statements concerning the Company’s plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, liquidity, investments, financing needs, business trends, and other information that is not historical information. When used in this report, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “predicts,” “forecasts,” “seeks,” or future or conditional verbs, such as “will,” “should,” “could,” or “may,” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward–looking statements, including, without limitation, management’s examination of historical operating trends and data are based upon the Company’s expectations and various assumptions. Future events or results may differ from those anticipated or expressed in these forward-looking statements. Important factors that could cause actual events or results to differ materially from these forward-looking statements include, among others, the risks and uncertainties described in more detail in the Company’s Annual Report on Form 10–K for the year ended December 31, 2013 under the headings “Business,” “Risk Factors,” and/or “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources,” the Risk Factors section of this Form 10-Q and those described in other filings, including the corresponding sections of this filing, the Company makes with the SEC from time to time, as well as the following: the Company’s ability to improve and sustain its operating structure, financial results and profitability; the ability of the Company to achieve cash forecasts, financial projections, and projected growth; the Company’s ability to achieve the financial and operational results contained in its business plans; the ability of the Company to discontinue or sell certain non-core businesses or operations; the Company’s ability to comply with the covenants in its credit facilities; the Company’s ability to obtain additional financing if and as needed; any potential adverse effects of the chapter 11 proceedings on the Company’s brand or business prospects; the Company’s ability to fund continued investments, capital needs, restructuring payments and service its debt; changes in foreign currency exchange rates, commodity prices and interest rates; the Company’s ability to protect its intellectual property; the Company’s ability to attract and retain key executives, managers and employees; the Company’s ability to maintain product reliability and quality and growth in relevant markets; the Company’s ability to effectively anticipate technology trends and develop and market new products, solutions and technologies; and the impact of the global economic environment on the Company. There may be other factors that may cause the Company’s actual results to differ materially from the forward-looking statements. All forward-looking statements attributable to the Company or persons acting on its behalf apply only as of the date of this report on Form 10-Q and are expressly qualified in their entirety by the cautionary statements included in this report. The Company undertakes no obligation to update or revise forward-looking statements to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events.

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

Using a sensitivity analysis based on estimated fair value of open foreign currency forward contracts using available forward rates, if the U.S. dollar had been 10% weaker at September 30, 2014 and December 31, 2013, the fair value of open forward contracts would have decreased $1 million and $13 million, respectively.  Such changes in fair value would be substantially offset by the revaluation or settlement of the underlying positions hedged.

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

Kodak’s borrowings are in variable-rate instruments with an interest rate floor. At September 30, 2014 and December 31, 2013, the one-month LIBOR rate was approximately 0.16% and 0.17%, respectively.  If LIBOR rates were to rise above the 1% and 1.25% floors, interest expense would increase approximately $7 million for each 1% of LIBOR above the floor ($690 million face amount of debt times 1% at September 30, 2014).

Kodak’s financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments.  Kodak manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties.  Kodak has procedures to monitor the credit exposure amounts.  The maximum credit exposure at September 30, 2014 was not significant to Kodak.

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

Part II. Other Information

Item 1. Legal Proceedings

Subsequent to the Company’s Bankruptcy Filing, between January 27, 2012 and March 22, 2012, several putative class action suits were filed in federal court in the Western District of New York against the committees of the Company’s Stock Ownership Plan (“SOP”) and Savings and Investment Plan (“SIP”), and certain former and current executives of the Company. The suits have been consolidated into a single action brought under the Employee Retirement Income Security Act (“ERISA”), styled as In re Eastman Kodak ERISA Litigation.  The allegations concern the decline in the Company’s stock price and its alleged impact on SOP and SIP.  Plaintiffs seek the recovery of any losses to the applicable plans, a constructive trust, the appointment of an independent fiduciary, equitable relief, as applicable, and attorneys’ fees and costs.  Defendants’ motion to dismiss the litigation was heard on May 23, 2013 and remains under advisement.  On behalf of the defendants in this case, the Company believes that the case is without merit and will vigorously defend the defendants on their behalf.

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

 Item 1A. Risk Factors

 Risks Related to Our Business

 As part of the Company’s emergence from bankruptcy the Company significantly restructured its business and adopted a new business plan.  The restructured Company and new business plan have been in effect for a limited period of time and there are no assurances that the Company will be able to successfully implement its business plan or operate as a restructured business.

Following the Company’s emergence from bankruptcy, the Company has focused its investments on imaging and printing for business, specifically, commercial inkjet, packaging and functional printing solutions, and enterprise services and solutions. Each of these businesses requires additional investment and may not be successful. The introduction of successful innovative products at market competitive prices and the achievement of scale are necessary for us to grow these businesses, improve margins and achieve our financial objectives. Additionally, our strategy is based on a number of factors and assumptions, some of which are not within our control, such as the actions of third parties. There can be no assurance that we will be able to successfully execute all or any elements of our strategy, or that our ability to successfully execute our strategy will be unaffected by external factors. If we are unsuccessful in growing the Company’s investment businesses as planned, or perceiving the needs of our target customers, our financial performance could be adversely affected.

Our ability to generate positive operating cash flows will be necessary for us to continue to operate our business.

While the Company has significantly reduced its rate of negative operating cash flow over the past two years, the Company continues to generate net negative operating cash flow. There is no assurance that the Company will be able to generate positive cash flow from operations in the future, which would have a material adverse effect on the Company’s liquidity and financial position.

If the Company is unable to successfully develop or commercialize new products, our business, financial position and operating results may suffer.

We generally sell our products in industries that are characterized by rapid technological changes, frequent new product and service introductions and changing industry standards. Without the timely introduction of new products, services and enhancements, our products and services will become technologically obsolete over time, in which case our revenue and operating results would suffer. Therefore, our future results of operations will depend to a significant extent upon our ability to successfully commercialize new products in a timely manner. The success of our new products and services will depend on several factors, including our ability to:

•	properly identify customer needs;

•	innovate and develop new technologies, services, and applications;

•	successfully commercialize new technologies in a timely manner;

•	manufacture and deliver our products in sufficient volumes and on time;

•	differentiate our offerings from our competitors’ offerings;

•	price our products and services competitively;

•	anticipate our competitors’ development of new products, services or technological innovations;

•	work successfully alongside our partners, including UniPixel and Kingsbury; and

•	control product quality in our manufacturing process.

As a result of these and other difficulties, products currently in development by Kodak may or may not be successfully commercialized in a timely manner, or at all. If any of our key products cannot be successfully or timely commercialized, our operating results could be adversely affected. Moreover, we cannot guarantee that any investment we made in developing products will be recouped, even if we are successful in commercializing those products, which could have a material adverse effect on our business, financial position and operating results.

We may not be successful in commercializing technologies for functional printing, one of our target markets, which could have a material adverse effect on our business, operating results and financial position.

We are in the process of commercializing technologies for functional printing, one of our target markets. We may not be successful in developing and marketing products in some or all of the areas we seek to enter in functional printing. Development, production, marketing or administrative costs may exceed expectations and operating cash flow generated from these products. Customers may favor other technologies or solutions, and our products may not be competitive on the basis of cost, functionality or other characteristics. In addition, our competitors may have better technologies to which we may not have access, and may have more financial or other resources to support development and marketing of their products. We rely on our partners, such as UniPixel and Kingsbury, for technology and other expertise that are key to our efforts to commercialize functional printing products. Issues with either of these companies or in our relationship with them could adversely affect our plans with respect to commercialization of our technologies. The investment required to develop products may exceed our expectations. If any or all of these risks occurred, we may not realize benefits associated with our investments in functional printing, and it could have a material adverse effect on our business, operating results and financial position.

If Kodak is not able to successfully implement plans, or experiences implementation delays in cost structure reduction, the Company’s consolidated results of operations, financial position and liquidity could be negatively affected.

We recognize the need to rationalize Kodak’s workforce and streamline operations to a leaner and more focused organization aligned with the emerged businesses and operations. We have implemented such cost rationalization plans including a restructuring of resources, manufacturing, supply chain, marketing, sales and administrative resources. There are no assurances that such implementation will be successful or that the results we achieve through these plans will be consistent with our expectations. As a result, our operations, results, financial position and liquidity could be negatively impacted. Additionally, if restructuring plans are not effectively managed, we may experience lost customer sales, product delays, additional costs and other unanticipated effects, causing harm to our business and customer relationships. The business plans are subject to a number of assumptions, projections, and analysis. If these assumptions prove to be incorrect, we may be unsuccessful in executing our business plan or achieving the projected results, which could adversely impact our financial results and liquidity. Finally, the timing and implementation of these plans require compliance with numerous laws and regulations, including local labor laws, and the failure to comply with such requirements may result in damages, fines and penalties which could adversely affect the Company’s business.

Continued investment, capital needs, restructuring payments and servicing the Company’s debt require a significant amount of cash and we may not be able to generate cash necessary to finance these activities, which could adversely affect our business, operating results and financial condition.

The Company’s business may not generate cash flow in an amount sufficient to enable it to pay the principal of, or interest on, the Company’s indebtedness, or to fund Kodak’s other liquidity needs, including working capital, capital expenditures, product development efforts, strategic acquisitions, investments and alliances, restructuring actions and other general corporate requirements.

Kodak’s ability to generate cash is subject to general economic, financial, competitive, litigation, regulatory and other factors that are beyond our control. The Company cannot assure you that:

•	the Company’s businesses will generate sufficient cash flow from operations;

•	the Company will be able to repatriate or move cash to locations where and when it is needed;

•	the Company will meet all the conditions associated with making borrowings or issuing letters of credit under the Asset Based Revolving Credit Agreement (the “ABL Credit Agreement”);

•	the Company will realize cost savings, earnings growth and operating improvements resulting from the execution of our business and restructuring plan;

•	the Company will not have to expend cash defending litigations regardless of the merits of any claims raised; or

•	future sources of funding will be available in amounts sufficient to enable funding of our liquidity needs.

If we cannot fund our liquidity needs, we will have to take actions, such as reducing or delaying capital expenditures, product development efforts, strategic acquisitions, and investments and alliances; selling additional assets; restructuring or refinancing the Company’s debt; or seeking additional equity capital. Such actions could increase the Company’s debt, negatively impact customer confidence in our ability to provide products and services, reduce the Company’s ability to raise additional capital and delay sustained profitability. We cannot assure you that any of these actions could, if necessary, be effected on commercially reasonable terms, or at all, or that they would permit us to meet the Company’s scheduled debt service obligations. In addition, if we incur additional debt, the risks associated with the Company’s substantial leverage, including the risk that we will be unable to service the Company’s debt, generate cash flow sufficient to fund our liquidity needs, or maintain compliance with the covenants in our various credit facilities, could intensify.

The competitive pressures we face could harm Kodak’s revenue, gross margins and market share.

The markets in which we do business are highly competitive with large, entrenched, and well financed industry participants, many of which are larger than us. In addition, we encounter aggressive price competition for many of our products and services from numerous companies globally. Any of our competitors may foresee the course of market developments more accurately than we do; sell superior products and provide superior services or offer a broader variety of products and services; have the ability to produce or supply similar products and services at a lower cost; have better access to supplies and the ability to acquire supplies at a lower cost; develop stronger relationships with our suppliers or customers; adapt more quickly to new technologies or evolving customer requirements than we do or have access to capital markets or other financing sources on more favorable terms than we can obtain. As a result, we may not be able to compete successfully with our competitors. Finally, we may not be able to maintain our operating costs or prices at levels that would allow us to compete effectively. Kodak’s results of operations and financial condition may be adversely affected by these and other industry-wide pricing pressures. If our products, services and pricing are not sufficiently competitive with current and future competitors, we could also lose market share, adversely affecting our revenue and gross margins.

If we cannot protect the intellectual property rights on which the Company’s business depends, or if third parties assert that we violate their intellectual property rights, our revenue, earnings, expenses and liquidity may be adversely impacted.

A key differentiator for Kodak in many of our businesses is our technological advantage over competitors’ products and solutions. Our technological advantage is supported by the Company’s intellectual property rights. Patent, copyright, trademark and trade secret laws in the United States and similar laws in other countries, and non-disclosure, confidentiality and other types of agreements with Kodak’s employees, customers, suppliers and other parties, may not be effective in establishing, maintaining and enforcing the Company’s intellectual property rights. Any of the Company’s direct or indirect intellectual property rights could be challenged, invalidated, circumvented, infringed or misappropriated, or such intellectual property rights may not be sufficient to permit us to take advantage of current market trends or otherwise to provide competitive advantages, which could result in costly product redesign efforts, discontinuance of certain product offerings or other competitive harm. Further, the laws of certain countries do not protect proprietary rights to the same extent as the laws of the United States. Therefore, in certain jurisdictions, we may be unable to protect the Company’s proprietary technology adequately against unauthorized third party copying, infringement or use, which could adversely affect our competitive position. Also, because of the rapid pace of technological change in the information technology industry, much of the Company’s business and many of the Company’s products rely on key technologies developed or licensed by third parties, and we may not be able to obtain or continue to obtain licenses and technologies from these third parties at all or on reasonable terms.

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

In addition, third parties may claim that Kodak’s customers, licensees or other parties indemnified by us are infringing upon their intellectual property rights. Such claims may be made by competitors seeking to block or limit our access to certain markets. Additionally, in recent years, individuals and groups have begun purchasing intellectual property assets for the sole purpose of making claims of infringement and attempting to extract settlements from large companies like ours. Even if we believe that the claims are without merit, these claims may have the following negative impacts on our business:

•	claims can be time consuming and costly to defend and may distract management’s attention and resources;

•
claims of intellectual property infringement may require us to redesign affected products, enter into costly settlement or license agreements or pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling certain of our products;

•	even if we have an agreement to indemnify us against such costs, the indemnifying party may be unable to uphold its contractual obligations; and

•
if we cannot or do not license the infringed technology at all, license the technology on reasonable terms or substitute similar technology from another source, our revenue and earnings could be adversely impacted.

Finally, we use open source software in connection with our products and services. Companies that incorporate open source software into their products have, from time to time, faced claims challenging the ownership of open source software and/or compliance with open source license terms. As a result, the Company could be subject to suits by parties claiming ownership of what we believe to be open source software or noncompliance with open source licensing terms. Some open source software licenses require users who distribute open source software as part of their software to publicly disclose all or part of the source code to such software and/or make available any derivative works of the open source code on unfavorable terms or at no cost; any requirement to disclose the Company’s source code or pay damages for breach of contract could be harmful to our business results of operations and financial condition.

If the U.K. Kodak Pension Plan (“KPP”) Purchasing Parties are not able to successfully operate the Personalized Imaging and Document Imaging Businesses (the “PI/DI Business”) acquired from the Company or meet their commitments under transition services and other agreements entered into with the Company, the Company’s brand, reputation and financial results could suffer.

The Amended and Restated Stock and Asset Purchase Agreement between Eastman Kodak Company, Qualex, Inc., Kodak (Near East), Inc., KPP Trustees Limited, as Trustee for the Kodak Pension Plan of the United Kingdom, and, solely for the purposes of Section 11.4, KPP Holdco Limited, dated August 30, 2013 (“Amended SAPA”) and certain related agreements permit the KPP Purchasing Parties to use the Kodak name and brand in its operations of the Personalized Imaging and Document Imaging Business on a going-forward basis. If the KPP Purchasing Parties are not successful in the operation of the Personalized Imaging and Document Imaging Business, the Company’s brand image and reputation as a producer of high quality products could be harmed, which could affect our financial results or operations. In addition, in connection with the closing under the Amended SAPA, on the Effective Date, the Company entered into certain transition services agreements with the KPP Purchasing Parties under which the KPP Purchasing Parties are purchasing services from the Company. The inability of the KPP Purchasing Parties to make payments as they are due under the transition service agreements could negatively affect our financial results. Further, with respect to a certain jurisdiction for which a deferred closing is expected to occur pursuant to the Amended SAPA in 2015, certain factors may delay the closing from occurring on the date specified in the Amended SAPA, which could result in costs or operational impacts to Kodak.

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

In recent years, we have experienced increases in the costs of these defined benefit pension and postretirement benefit obligations as a result of macro-economic factors beyond our control, including increases in health care costs, declines in investment returns on pension plan assets and changes in discount rates used to calculate pension and related liabilities. At least some of these macro-economic factors may continue to put pressure on the cost of providing pension and medical benefits. There can be no assurance that we will succeed in limiting cost increases, and continued upward pressure, including any as a result of new legislation, could reduce the profitability of our businesses.

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

If we cannot effectively anticipate technology trends and develop and market new products to respond to changing customer preferences, our revenue, earnings and cash flow could be adversely affected.

We have transformed ourselves into a technology company serving imaging for business markets, including packaging, functional printing, graphic communications and enterprise services. Our success in these markets depends on our ability to offer differentiated solutions to capture market share and grow scale. To enable this, we must develop and introduce new products and services in a timely manner to keep pace with technological developments and achieve customer acceptance. In addition, the services and products that we provide to customers may not or may no longer meet the needs of our customers as the business models of our customers evolve. Our customers may decide to outsource their imaging needs or may purchase imaging services and needs from other suppliers. In addition, it is difficult to predict successfully the products and services our customers will demand. The success of our business depends in part on our ability to identify and respond promptly to changes in customer preferences, expectations and needs. If we do not timely assess and respond to changing customer expectations, preferences and needs, our financial condition, results of operations or cash flows could be adversely affected.

We must also effectively communicate to our customers, investors, and other key stakeholders our transformed business model and successfully market our products for the markets we serve. If we are unable to anticipate new technology trends, develop improvements to the Company’s current technology to address changing customer preferences, and effectively communicate our businesses, products, and the markets we serve, our revenue, earnings and cash flow could be adversely affected.

Weakness or worsening of global economic conditions could adversely affect our financial performance and liquidity.

The global economic environment may adversely affect sales of our products, profitability and liquidity. Global financial markets have been experiencing volatility. Economic conditions could accelerate any decline in demand for products, which could also place pressure on our results of operations and liquidity. There is no guarantee that anticipated economic growth levels in markets that have experienced some economic strength will continue in the future, or that we will succeed in expanding sales in these markets. In addition, accounts receivable and past due accounts could increase due to a decline in our customers’ ability to pay as a result of an economic downturn, and the Company’s liquidity, including our ability to use credit lines, could be negatively impacted by failures of financial instrument counterparties, including banks and other financial institutions. If global economic weakness and tightness in the credit markets exist, worsen or are attenuated, the Company’s profitability and related cash generation capability could be adversely affected and, therefore, affect the Company’s ability to meet the Company’s anticipated cash needs, impair the Company’s liquidity or increase the Company’s costs of borrowing.

If we cannot attract, retain and motivate key management and other key employees, Kodak’s revenue and earnings could be harmed.

In order for us to be successful, we must continue to attract, retain and motivate executives and other key employees, including technical, managerial, marketing, sales, research and support positions. Hiring and retaining qualified executives, research and engineering professionals, and qualified sales representatives, particularly in Kodak’s targeted growth markets, are critical to our future. We may be unable to attract and retain highly qualified management and employees, particularly if we do not offer employment terms competitive with the rest of the market. Failure to attract and retain qualified individuals, key leaders, executives and employees, or failure to develop and implement a viable succession plan, could result in inadequate depth of institutional knowledge or skill sets, which could adversely affect our business.

Due to the nature of the products we sell and Kodak’s worldwide distribution, we are subject to changes in currency exchange rates, interest rates and commodity costs that may adversely impact our results of operations and financial position.

As a result of Kodak’s global operating and financing activities, we are exposed to changes in currency exchange rates and interest rates, which may adversely affect our results of operations and financial position.  Exchange rates and interest rates in markets in which we do business tend to be volatile and, at times, our sales can be negatively impacted across all of the Company’s segments depending upon the value of the U.S. dollar, the Euro and other major currencies. In addition, the Company’s products contain aluminum, silver, petroleum based or other commodity based raw materials, the prices of which have been and may continue to be volatile. If the global economic situation remains uncertain or worsens, there could be further volatility in changes in currency exchange rates, interest rates and commodity prices, which could have negative effects on our revenue and earnings.

An inability to provide competitive financing arrangements to Kodak’s customers or extension of credit to customers whose creditworthiness deteriorates could adversely impact our revenues, profitability and financial position.

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

Further, even if Kodak honors its payment and other obligations to its key suppliers of products, components and services, such suppliers may choose to unilaterally withhold products, components or services, or demand changes in payment terms. In addition, we may experience shortages in supply and disruptions in service as a result of unexpected demand, disruptions or production difficulties at our suppliers, such as disruptions due to fires, other natural disasters or events outside of the supplier’s control, as well as due to transportation limitations. In addition, disruptions could result from a reduction in the number of our suppliers due to their own financial difficulties or a reduction in the products offered by such suppliers. As a result of the loss of any supplier, or a substantial decrease in the availability of products from our suppliers, we may be unable to meet our customer commitments, our costs could be higher than planned, and our cash flows and the reliability of the Company’s products could be negatively impacted. Kodak will vigorously enforce its contractual rights under such circumstances, but there is no guarantee we will be successful in preventing or mitigating the effects of unilateral actions by our suppliers. Other supplier problems that we could face include electronic component shortages, excess supply, risks related to the duration and termination of Kodak’s contracts with suppliers for components and materials and risks related to dependency on single source suppliers on favorable terms or at all. The realization of any of these risks should alternative third party relationships not be established, could cause interruptions in supply or increases in costs that might result in Kodak’s inability to meet customer demand for our products, damage to our relationships with Kodak’s customers, and reduced market share, all of which could adversely affect our results of operations and financial condition.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

Our worldwide operations could be subject to earthquakes, power shortages, telecommunications failures, cyber-attacks, terrorism, water shortages, tsunamis, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics, political or economic instability, and other natural or manmade disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our revenue and financial condition and increase our costs and expenses. In addition, some areas, including parts of the east and west coasts of the United States, have previously experienced, and may experience in the future, major power shortages and blackouts. These blackouts could cause disruptions to our operations or the operations of our suppliers, distributors and resellers, or customers. We have operations including research and development facilities in geographically disparate locations, such as Israel, Japan, China, Singapore and Canada. The impact of these risks is greater in areas where products are manufactured at a sole or limited number of location(s), and where the sourcing of materials is limited to a sole or limited base of suppliers, since any material interruption in operations in such locations or suppliers could impact our ability to provide a particular product or service for a period of time. These events could seriously harm our revenue and financial condition, and increase our costs and expenses.

Kodak’s businesses experience seasonality of sales. Therefore, lower demand for the Company’s products or increases in costs during periods that are expected to be at peak in seasonality may have a pronounced negative effect on our results of operations.

Equipment sales for the DP&E Segment and for Graphics, within the Graphics, Entertainment and Commercial Films (“GECF”) Segment, generally exhibit higher levels in the fourth quarter due to the seasonal nature of placements, resulting from customer or industry budgeting practices. As a result, a sequential quarter-to-quarter comparison is not a good indication of our performance or of how we will perform in the future. In addition, adverse developments during what are expected to be peak periods in seasonality, such as lower-than-anticipated demand for the Company’s products, an internal systems failure, increases in materials costs, or failure of or performance problems with one of our key logistics, components supply, or manufacturing partners, could have a material adverse impact on our financial condition and operating results. Tight credit markets that limit capital investments or a weak economy that decreases print demand could negatively impact equipment or consumable sales. These external developments are often unpredictable and may have an adverse impact on our business and results of operations.

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

Because we are seeking to expand our sales and number of customer relationships outside the United States, and specifically in emerging markets in Asia, Latin America and Eastern Europe, the Company’s business is subject to risks associated with doing business internationally, such as:

•	support of multiple languages;

•	recruitment of sales and technical support personnel with the skills to design, manufacture, sell and supply products;

•	compliance with governmental regulation of imports and exports, including obtaining required import or export approval for the Company’s products;

•	complexity of managing international operations;

•	exposure to foreign currency exchange rate fluctuations;

•	commercial laws and business practices that may favor local competition;

•	multiple, potentially conflicting, and changing governmental laws, regulations and practices, including differing export, import, tax, anti-corruption, economic sanction, labor, and employment laws;

•	difficulties in collecting accounts receivable;

•	limitations or restrictions on the repatriation of cash;

•	limitations or reductions in protection of intellectual property rights;

•	complications in logistics and distribution arrangements; and

•	political or economic instability.

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

We are subject to environmental laws and regulations in the jurisdictions in which we conduct the Company’s business, including laws regarding the discharge of pollutants, including greenhouse gases, into the air and water, the need for environmental permits for certain operations, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites, the content of the Company’s products and the recycling and treatment and disposal of the Company’s products. If we do not comply with applicable laws and regulations in connection with the use and management of hazardous substances, or otherwise incur liabilities under such laws which in some instances can impose liability without regard to fault, then we could incur liability and/or could be prohibited or limited in the operation of certain facilities, which could have a material adverse effect on our business, results of operations and financial condition. The cost of complying with such laws, and costs associated with the cleanup of contaminated sites, could have a material adverse effect on our business, results of operations and financial condition.

In addition, the Company, the New York State Department of Environmental Conservation and the New York State Urban Development Corporation have entered into a settlement agreement concerning certain of the Company’s historical environmental liabilities at Eastman Business Park through the establishment of a $49 million environmental remediation trust. Should historical liabilities exceed $49 million, New York State is responsible for payments of cost up to an additional $50 million. In the event the historical liabilities exceed $99 million, the Company will become liable for 50% of the portion above $99 million, which could have a material adverse effect on our financial condition. The implementation date of the settlement agreement occurred on May 20, 2014. The settlement agreement includes a covenant not to sue from the U.S. Environmental Protection Agency. Any uncertainties related to the Company’s environmental obligations may impact our ability to further develop and transform Eastman Business Park.

Regulations related to “conflict minerals” will require the Company to incur additional expenses and could limit the supply and increase the cost of certain metals used in manufacturing the Company’s products.

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of minerals originating from the conflict zones of the Democratic Republic of Congo (DRC) and adjoining countries. As a result, in August 2012, the SEC adopted rules requiring disclosure related to sourcing of specified minerals, known as “conflict minerals,” that are necessary to the functionality or production of products manufactured or contracted to be manufactured by public companies. The Company has developed a framework and management system consistent with the guidance issued by the Organization for Economic Co-operation and Development (OECD), and is currently performing due diligence on our supply chain. We expect to incur additional costs to comply with these disclosure requirements, including costs related to determining the sources of the specified minerals used in our products, in addition to the cost of any changes to products, processes, or sources of supply as a consequence of such verification activities, which may adversely affect our business. In addition, the number of suppliers who provide “conflict-free” minerals may be limited, which may make it difficult to satisfy customers who require that all of the components of our products be certified as conflict-free, which could place us at a competitive disadvantage if we are unable to do so. Because Kodak’s supply chain is complex, we may also not be sufficiently able to verify the origins of the relevant minerals used in the Company’s products through the due diligence procedures that we implement, which may harm our reputation.

We have determined that certain of our products contain such specified minerals, and we have developed a process to identify where such minerals originated. We filed our Conflict Minerals Disclosure report on June 2, 2014. As of the date of our conflict minerals report for the 2013 calendar year, we were unable to determine whether or not such minerals originate from the DRC or an adjoining country.

Kodak’s inability effectively to complete and manage partnerships and other significant transactions could adversely impact our business performance, including our financial results.

As part of the Company’s strategy, we may be engaged in discussions with third parties regarding possible divestitures, asset sales, investments, acquisitions, strategic alliances, joint ventures, and outsourcing transactions and entering into agreements relating to such transactions in order to further our business objectives. In order to pursue this strategy successfully, we must identify suitable buyers, sellers and partners and successfully complete transactions, some of which may be large and complex, and manage post-closing issues such as the elimination of any remaining post-sale costs related to divested businesses. Risks of transactions can be more pronounced for larger and more complicated transactions, or if multiple transactions are pursued simultaneously. If we fail to identify and successfully complete transactions that further the Company’s strategic objectives, we may be required to expend resources to develop products and technology internally, we may be at a competitive disadvantage or we may be adversely affected by negative market perceptions. Any of these factors could have an adverse effect on our revenue, gross margins and profitability. In addition, unpredictability surrounding the timing of such transactions could adversely affect our financial results.

We may pursue acquisitions or combinations that could fail or present unanticipated problems for our business in the future, which would adversely affect our ability to realize the anticipated benefits of those transactions or increase the price we would be required to pay.

We may seek to enter into transactions that may include acquiring or combining with other businesses. We may not be able to identify suitable acquisition or combination opportunities or finance and complete any particular acquisition or combination successfully. Furthermore, acquisitions and combinations involve a number of risks and challenges, including:

•	the ability to obtain required regulatory and other approvals;

•	the need to integrate acquired or combined operations with our operations;

•	potential loss of key employees;

•	difficulty in evaluating operating costs, infrastructure requirements, environmental and other liabilities and other factors beyond our control;

•	potential lack of operating experience in new geographic areas;

•	an increase in our expenses and working capital requirements;

•	management’s attention may be temporarily diverted; and

•	the possibility that we may be required to issue a substantial amount of additional equity or debt securities or assume additional debt in connection with any such transactions.

Any of these factors could adversely affect our ability to achieve anticipated levels of cash flows or realize synergies or other anticipated benefits from a strategic transaction. Furthermore, the market for transactions is highly competitive, which may adversely affect our ability to find transactions that fit our strategic objectives or increase the price we would be required to pay (which could decrease the benefit of the transaction or hinder our desire or ability to consummate the transaction). Strategic transactions may occur at any time and may be significant in size relative to our assets and operations.

Risks Related to Our Level of Indebtedness and Access to Capital Markets

Our substantial monetary obligations require that a portion of our cash flow be used to pay interest and fund other obligations rather than be invested in the business and could adversely affect our ability to fund our operations.

Our indebtedness under the Senior Secured First Lien Term Credit Agreement (the “First Lien Term Credit Agreement”),  Senior Secured Second Lien Term Credit Agreement (the “Second Lien Term Credit Agreement”, and together with the First Lien Term Credit Agreement, the “Term Credit Agreements”) or the ABL Credit Agreement, and together with the Term Credit Agreements, the “Credit Agreements”) and our other obligations could have important negative consequences to us and investors in our securities. These include the following:

•
we may not be able to satisfy all of our obligations, including, but not limited to, our obligations under the Credit Agreements, which may cause a cross-default or cross-acceleration on other debt we may have incurred;

•	we could have difficulties obtaining necessary financing in the future for working capital, capital expenditures, debt service requirements, refinancing or other purposes;

•
we will have to use a significant part of our cash flow to make payments on our debt and to satisfy the other obligations set forth above, which may reduce the capital available for operations and expansion; and

•	adverse economic or industry conditions may have more of a negative impact on us.

We cannot be sure that cash generated from our business will be as high as we expect or that our expenses will not be higher than we expect. Because a portion of our expenses are fixed in any given year, our operating cash flow margins are highly dependent on revenues, which are largely driven by customer demand. A lower amount of cash generated from our business or higher expenses than expected, when coupled with our debt obligations, could adversely affect our ability to fund our operations.

Our access to the capital markets may be limited.

Because of our recent emergence from bankruptcy, our current non-investment grade credit rating, and/or general conditions in the financial and credit markets, our access to the capital markets may be limited. Moreover, the urgency of a capital-raising transaction may require us to pursue additional capital at an inopportune time. Our ability to obtain capital and the costs of such capital are dependent on numerous factors, including:

•	covenants in our Credit Agreements;

•	investor confidence in us and the markets in which we operate;

•	our financial performance and the financial performance of our subsidiaries;

•	our levels of debt;

•	our ability to generate positive cash flow;

•	our requirements for posting collateral under various commercial agreements;

•	our credit ratings;

•	our cash flow;

•	our long-term business prospects; and

•	general economic and capital market conditions, including the timing and magnitude of any market recovery.

We may not be successful in obtaining additional capital for these or other reasons. An inability to access capital may limit our ability to meet our operating needs and, as a result, may have a material adverse effect on our financial condition, results of operations and cash flows.

Our current non-investment grade status may adversely impact our commercial operations, increase our liquidity requirements and increase the cost of refinancing opportunities. We may not have adequate liquidity to post required amounts of additional collateral.

Our corporate family credit rating is currently below investment grade and we cannot assure you that our credit ratings will improve, or that they will not decline, in the future. Our credit ratings may affect the evaluation of our creditworthiness by trading counterparties and lenders, which could put us at a disadvantage to competitors with higher or investment grade ratings.

In carrying out our commercial business strategy, our current non-investment grade credit ratings have resulted and will likely continue to result in requirements that we either prepay obligations or post significant amounts of collateral to support our business. Additionally, our current non-investment grade credit ratings may limit our ability to obtain additional sources of liquidity, refinance our debt obligations or access the capital markets at the lower borrowing costs that would presumably be available to competitors with higher or investment grade ratings. Should our ratings continue at their current levels, or should our ratings be further downgraded, we would expect these negative effects to continue and, in the case of a downgrade, become more pronounced.

There can be no assurance that the Company will be able to comply with the terms of our various credit facilities.

A breach of any of the financial or other covenants contained in our Credit Agreements could result in an event of default under these facilities. If any event of default occurs and we are not able either to cure it or obtain a waiver from the requisite lenders under each of these facilities, the administrative agent of each credit facility may, and at the request of the requisite lenders for that facility shall, declare all of our outstanding obligations under the applicable credit facility, together with accrued interest and fees, to be immediately due and payable and the agent under the ABL Credit Agreement may, and at the request of the requisite lenders shall, terminate the lenders’ commitments under that facility and cease making further loans, and if applicable, each respective agent could institute foreclosure proceedings against our pledged assets. This could adversely affect our operations and our ability to satisfy our obligations as they come due.

Items 2, 3, 4.

Not applicable.

Item 5. Other Information

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Kodak incorporates herein by reference Exhibit 99.1 to this report. Exhibit 99.1 includes disclosure publicly filed by an entity that may be considered an “affiliate” (as such term is defined in Rule 12b-2 of the Exchange Act) of Kodak.

Item 6. Exhibits

(a)	Exhibits required as part of this report are listed in the index appearing below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EASTMAN KODAK COMPANY (Registrant)

Date: November 4, 2014	/s/ Eric Samuels
Eric Samuels Chief Accounting Officer and Corporate Controller
(Chief Accounting Officer and Authorized Signatory)

Eastman Kodak Company
Index to Exhibits
Exhibit
Number

(31.1)	Certification signed by Jeffrey J. Clarke, filed herewith.

(31.2)	Certification signed by John N. McMullen, filed herewith.

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Jeffrey J. Clarke, filed herewith.

(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by John N. McMullen, filed herewith.

(99.1)	Section 13(r) Disclosure, filed herewith.

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase.

(101.INS)	XBRL Instance Document.

(101.LAB)	XBRL Taxonomy Extension Label Linkbase.

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase.

(101.SCH)	XBRL Taxonomy Extension Schema Linkbase.

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase.