Form 10-K
period 2014-12-31
EASTMAN KODAK CO
filed 2015-03-16
CIK 31235

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X]           Annual report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the year ended December 31, 2014 or

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from_____to_____

Commission File Number 1-87

EASTMAN KODAK COMPANY
(Exact name of registrant as specified in its charter)

NEW JERSEY	16-0417150
(State of incorporation)	(IRS Employer Identification No.)

343 STATE STREET, ROCHESTER, NEW YORK	14650
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:                                                                                     585-724-4000
_____________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None
_____________

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

Large accelerated filer [  ]     Accelerated filer [X]    Non-accelerated filer [  ]     Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes           [   ]                                No           [X]

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2014 was approximately $240 million.  The registrant has no non-voting common stock.

The number of shares outstanding of the registrant's common stock as of March 2, 2015 was 41,873,154 shares of common stock.

    Eastman Kodak Company
   Form 10-K
   December 31, 2014

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

REPORTABLE SEGMENTS

Kodak reports financial information for two reportable segments: the Graphics, Entertainment and Commercial Films Segment and the Digital Printing and Enterprise Segment.  The balance of Kodak’s continuing operations, which do not meet the criteria of a reportable segment, are reported in All Other and are composed of Kodak’s consumer film business in countries where that business has not yet transferred ownership to the KPP Purchasing Parties (as defined in Note 24, “Emergence From Voluntary Reorganization Under Chapter 11 Proceedings”, section “KPP Global Agreement” in the Notes to Financial Statements) and a utilities variable interest entity.  Effective August 31, 2013, the Company sold certain utilities and related facilities and entered into utilities supply and servicing arrangements with RED-Rochester LLC, a variable interest entity.

Kodak's sales, earnings and assets by reportable segment for each of the past three years are shown in Note 23, “Segment Information,” in the Notes to Financial Statements.

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

Net sales for Graphics accounted for 54%, 52%, 49% and 49% of total net revenue for the year ended December 31, 2014, four months ended December 31, 2013, eight months ended August 31, 2013 and year ended December 31, 2012, respectively.

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

In January 2015 Kodak finalized new film supply agreements with major Hollywood studios.  Despite significant sales volume declines, the agreements make it possible for Kodak to continue to manufacture motion picture film while also pursuing new opportunities to leverage film production technologies in growth applications, such as touchscreens for smartphones and tablet computers.

Net sales of Entertainment Imaging and Commercial Films accounted for 10%, 11%, 13% and 14% of total net revenue for the year ended December 31, 2014, four months ended December 31, 2013, eight months ended August 31, 2013 and year ended December 31, 2012, respectively.

Intellectual Property and Brand Licensing: Intellectual Property and Brand Licensing includes licensing activities related to Kodak’s patents, proprietary technology and brand.  With respect to Brand Licensing, Kodak currently licenses its brand for use with a range of consumer products, including batteries, cameras and camera accessories and recordable media.  Kodak intends to continue efforts to grow its portfolio of consumer product licensees in order to generate both ongoing royalty streams and upfront payments.  Additionally, Kodak actively seeks opportunities to leverage its patents and associated technology in licensing and/or cross-licensing deals to support both revenue growth and ongoing businesses.

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

Net sales for Digital Printing accounted for 18%, 21%, 18% and 17%, of total net revenue for the year ended December 31, 2014, four months ended December 31, 2013, eight months ended August 31, 2013 and year ended December 31, 2012, respectively.

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

•
The Functional Printing business leverages Kodak’s expertise in imaging and materials science and deposition processes to create products using printing processes that have previously been manufactured using traditional techniques. Functional printing offers many advantages over traditional manufacturing, including cost and environmental impact. The Functional Printing business is in a start-up phase.  Kodak’s first initiatives in Functional Printing are focusing on two separate solutions that will provide touch panel sensor films to the touchscreen industry. These solutions consist of a silver halide-based solution and an additive printing solution, which are both being commercialized in collaboration with business partners.

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

Consumer Inkjet Systems: Consumer Inkjet Systems involves the sale of ink to an existing installed base of consumer inkjet printers.

Net sales for Consumer Inkjet Systems accounted for 6%, 7%, 9% and 11% of total net revenue for the year ended December 31, 2014, four months ended December 31, 2013, eight months ended August 31, 2013 and year ended December 31, 2012, respectively.

Marketing and Competition: The key imperatives and marketing focus for the DP&E businesses are 1) to expand the company’s position in the high-growth markets of commercial inkjet, packaging and functional printing by leveraging Kodak’s success in developing and commercializing digital printing technologies, including the SQUAREspot laser writing imaging technology and continuous Stream Inkjet Technology and 2) to partner with and provide professional services to customers in the commercial printing and digital imaging markets, supporting new customer applications and business solutions.  DP&E faces competition from other companies that offer a range of commercial offset and digital printing equipment, consumables and service. Competition is generally focused on technology, solutions and price.

2015 Segments

In 2015, Kodak implemented a new organizational structure to make the company faster-moving, more competitive and more entrepreneurial. Effective January 1, 2015, financial information will be reported for seven segments: Print Systems, Enterprise Inkjet Systems, Micro 3D Printing and Packaging, Software and Solutions, Consumer and Film, Intellectual Property Solutions and Eastman Business Park.

•	Print Systems will be comprised of Prepress Solutions, which includes Kodak’s digital offset plate offerings and computer to plate imaging solutions, and Electrophotographic Printing Solutions.

•	Enterprise Inkjet Systems will include commercial inkjet printing solutions and digital front-end controllers.

•	Micro 3D Printing and Packaging will be comprised of Packaging and Functional Printing.

•	Software and Solutions will be comprised of Kodak Technology Solutions, which includes enterprise services and solutions, and workflow software.

•	Consumer and Film will be comprised of Consumer Inkjet, Entertainment Imaging and Commercial Films, and Brand Licensing.

•	Intellectual Property Solutions will include licensing and research and development activities not directly related to the other segments.

DISCONTINUED OPERATIONS

Discontinued operations of Kodak include the Personalized Imaging and Document Imaging businesses, the digital capture and devices business, Kodak Gallery, and other miscellaneous businesses.  For details, refer to Note 27, “Discontinued Operations” in the Notes to Financial Statements for additional information.

FINANCIAL INFORMATION BY GEOGRAPHIC AREA

Financial information by geographic area for the past three years is shown in Note 23, “Segment Information,” in the Notes to Financial Statements.

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

SEASONALITY OF BUSINESS

Equipment sales generally are higher in the fourth quarter, resulting from customer or industry budgeting practices.

RESEARCH AND DEVELOPMENT

Through the years, Kodak has engaged in extensive and productive efforts in research and development.

Research and development expenditures for Kodak’s two reportable segments were as follows:

(in millions)	Successor		Predecessor
	Year Ended December 31, 2014	Four Months Ended December 31, 2013	Eight Months Ended August 31, 2013	Year Ended December 31, 2012

Graphics, Entertainment and Commercial Films	$21	$7	$13	$40
Digital Printing and Enterprise	88	33	55	132
Impact of exclusion of certain components of pension and other postretirement benefit plan income from the segment measure of profitability (1)	(15)	(7)	(2)	(4)
Total	$94	$33	$66	$168

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

Research and development is headquartered in Rochester, New York.  Other U.S. groups are located in Stamford, Connecticut; Dayton, Ohio; Oakdale, Minnesota; and Columbus, Georgia.  Outside the U.S., groups are located in Canada, England, Israel, Germany, Japan and China.  These groups work in close cooperation with manufacturing units and marketing organizations to develop new products and applications to serve both existing and new markets.

Kodak's general practice is to protect its investment in research and development and its freedom to use its inventions by obtaining patents.  The ownership of these patents contributes to Kodak's ability to provide industry-leading products.  Kodak holds portfolios of patents in several areas important to its business, including the specific technologies previously discussed, such as flexographic and lithographic printing plates and systems; digital printing workflow and color management proofing systems; color and black-and-white electrophotographic printing systems; commercial and consumer inkjet writing systems, printers, and presses; inkjet inks and media; functional printing materials, formulations, and deposition modalities; dye sublimation (thermal transfer) printing systems; and color negative films, processing and papers.  Each of these areas is important to existing and emerging business opportunities that bear directly on Kodak's overall business performance.

Kodak's major products are not dependent upon one single, material patent.  Rather, the technologies that underlie Kodak's products are supported by an aggregation of patents having various remaining lives and expiration dates.  There is no individual patent, or group of patents, whose expiration is expected to have a material impact on Kodak's results of operations.

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

Based upon information presently available, future costs associated with environmental compliance are not expected to have a material effect on Kodak's capital expenditures or competitive position, although costs could be material to a particular quarter or year.

EMPLOYMENT

At the end of 2014, Kodak employed the full time equivalent of approximately 7,300 people globally, of whom approximately 3,200 were employed in the U.S.  The actual number of employees may be greater because some individuals work part time.

AVAILABLE INFORMATION

Kodak files many reports with the Securities and Exchange Commission (“SEC”) (www.sec.gov), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.  These reports, and amendments to these reports, are made available free of charge as soon as reasonably practicable after being electronically filed with or furnished to the SEC.  They are available through Kodak's website at www.Kodak.com.  To reach the SEC filings, follow the links to About Kodak, Investor Center, Financial Information and then SEC Filings.

ITEM 1A. RISK FACTORS

Risks Related to Our Business

The Company has significantly restructured its business and adopted a new business plan, including a new segment reporting structure. The restructured Company and new business plan have been in effect for a limited period of time and there are no assurances that the Company will be able to successfully implement its business plan or successfully operate as a restructured business.

The Company has focused its investments on imaging and printing for business, specifically, commercial inkjet, packaging and functional (Micro 3D) printing solutions, and enterprise services and solutions. Each of these businesses requires additional investment and may not be successful. The introduction of successful innovative products at market competitive prices and the achievement of scale are necessary for us to grow these businesses, improve margins and achieve our financial objectives. Additionally, our strategy is based on a number of factors and assumptions, some of which are not within our control, such as the actions of third parties. There can be no assurance that we will be able to successfully execute all or any elements of our strategy, or that our ability to successfully execute our strategy will be unaffected by external factors. If we are unsuccessful in growing the Company’s investment businesses as planned, or perceiving the needs of our target customers, our financial performance could be adversely affected.

If Kodak is not able to successfully implement its strategic business plans, or experiences implementation delays in cost structure reduction, the Company’s consolidated results of operations, financial position and liquidity could be negatively affected.

We recognize the need to rationalize Kodak’s workforce and streamline operations to a leaner and more focused organization aligned with the emerged businesses and operations. We have implemented such cost rationalization plans including a restructuring of manufacturing, supply chain, marketing, sales and administrative resources. There are no assurances that such measures will prove to be successful or that the results we achieve through these plans will be consistent with our expectations. As a result, our results of operations, financial position and liquidity could be negatively impacted. Additionally, if restructuring plans are not effectively managed, we may experience lost customer sales, product delays, additional costs and other unanticipated effects, causing harm to our business and customer relationships. The business plans are subject to a number of assumptions, projections, and analysis. If these assumptions prove to be incorrect, we may be unsuccessful in executing our business plan or achieving the projected results, which could adversely impact our financial results and liquidity. Finally, the timing and implementation of these plans require compliance with numerous laws and regulations, including local labor laws, and the failure to comply with such requirements may result in damages, fines and penalties which could adversely affect the Company’s business.

Kodak’s inability to effectively complete and manage partnerships and other significant transactions could adversely impact our business performance, including our financial results.

As part of the Company’s strategy, we may be engaged in discussions with third parties regarding possible divestitures, asset sales, spin-offs, investments, acquisitions, strategic alliances, joint ventures, and outsourcing transactions and may enter into agreements relating to such transactions in order to further our business objectives. In order to pursue this strategy successfully, we must identify suitable buyers, sellers and partners and successfully complete transactions, some of which may be large and complex, and manage post-closing issues such as the elimination of any remaining post-sale costs related to divested businesses. Transaction risk can be more pronounced for larger and more complicated transactions, or when multiple transactions are pursued simultaneously. If we fail to identify and successfully complete transactions that further the Company’s strategic objectives, we may be required to expend resources to develop products and technology internally, we may be at a competitive disadvantage or we may be adversely affected by negative market perceptions. Any of these factors could have an adverse effect on our revenue, gross margins and profitability. In addition, unpredictability surrounding the timing of such transactions could adversely affect our financial results.

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

We generally sell our products in industries that are characterized by rapid technological changes, frequent new product and service introductions and changing industry standards. Without the timely introduction of new products, services and enhancements, our products and services will become technologically obsolete over time, in which case our revenue and operating results would suffer. Therefore, our future results of operations will depend to a significant extent upon our ability to successfully commercialize new products in a timely manner. The success of our new products and services will depend on several factors, including our ability to:

•	identify customer needs;

•	innovate and develop new technologies, services, and applications;

•	commercialize new technologies in a timely manner;

•	manufacture and deliver our products in sufficient volumes and on time;

•	differentiate our offerings from our competitors’ offerings;

•	price our products and services competitively;

•	anticipate our competitors’ development of new products, services or technological innovations;

•	work successfully alongside our partners, including UniPixel, Bobst and Kingsbury; and

•	control product quality in our manufacturing processes.

As a result of these and other factors, products currently in development by Kodak may or may not be successfully commercialized in a timely manner, or at all. If any of our key products cannot be successfully or timely commercialized, our operating results could be adversely affected. Moreover, we cannot guarantee that any investment we made in developing products will be recouped, even if we are successful in commercializing those products, which could have a material adverse effect on our business, financial position and operating results.

We may not be successful in commercializing technologies for micro 3D printing, one of our target markets, which could have a material adverse effect on our business, operating results and financial position.

We are in the process of commercializing technologies for micro 3D printing, one of our target markets. We may not be successful in developing and marketing products in some or all of the areas we seek to enter in micro 3D printing. Development, production, marketing or administrative costs may exceed expectations and operating cash flow generated from these products. Customers may favor other technologies or solutions, and our products may not be competitive on the basis of cost, functionality or other characteristics. In addition, our competitors may have better technologies to which we may not have access, and may have more financial or other resources to support development and marketing of their products. We rely on our partners, such as UniPixel and Kingsbury, for technology and other expertise that are key to our efforts to commercialize micro 3D printing products. Issues with either of these companies or in our relationship with them could adversely affect our plans with respect to commercialization of our technologies. The investment required to develop products may exceed our expectations. If any or all of these risks occurred, we may not realize benefits associated with our investments in micro 3D printing, and it could have a material adverse effect on our business, operating results and financial position.

If Kodak’s commercialization and manufacturing processes fail to prevent product reliability, yield and quality issues, our product launch plans may be delayed, our financial results may be adversely impacted, and our reputation may be harmed.

In developing, commercializing and manufacturing Kodak’s products and services, we must adequately address reliability, yield and other quality issues, including defects in our engineering, design and manufacturing processes, as well as defects in third-party components included in our products. Because Kodak’s products are sophisticated and complicated to develop and commercialize with rapid advances in technologies, the occurrence of defects may increase, particularly with the introduction of new product lines. Unanticipated issues with product performance may delay product launch plans which could result in additional expenses, lost revenue and earnings. Although we have established internal procedures to minimize risks that may arise from product quality issues, there can be no assurance that we will be able to eliminate or mitigate occurrences of these issues and associated liabilities. Product reliability, yield and quality issues can impair our relationships with new or existing customers and adversely affect our brand image, product quality issues can result in recalls, warranty, or other service obligations and litigation, and our reputation as a producer of high quality products could suffer, which could adversely affect our business as well as our financial results.

Our ability to generate positive operating cash flows will be necessary for us to continue to operate our business.

While Kodak has significantly reduced its rate of negative operating cash flow over the past two years, we continue to generate net negative operating cash flow. There is no assurance that Kodak will be able to generate positive cash flow from operations in the future, which could have a material adverse effect on Kodak’s liquidity and financial position.

Continued investment, capital needs, restructuring payments and servicing the Company’s debt require a significant amount of cash and we may not be able to generate cash necessary to finance these activities, which could adversely affect our business, operating results and financial condition.

Kodak’s business may not generate cash flow in an amount sufficient to enable us to pay the principal of, or interest on our indebtedness, or to fund Kodak’s other liquidity needs, including working capital, capital expenditures, product development efforts, strategic acquisitions, investments and alliances, restructuring actions and other general corporate requirements.

Kodak’s ability to generate cash is subject to general economic, financial, competitive, litigation, regulatory and other factors that are beyond our control. We cannot assure you that:

•	Kodak’s businesses will generate sufficient cash flow from operations;

•	Kodak will be able to repatriate or move cash to locations where and when it is needed;

•	Kodak will meet all the conditions associated with making borrowings or issuing letters of credit under the Asset Based Revolving Credit Agreement (the “ABL Credit Agreement”);

•	Kodak will realize cost savings, earnings growth and operating improvements resulting from the execution of our business and restructuring plan;

•	Kodak will not have to expend cash defending litigations regardless of the merits of any claims raised; or

•	future sources of funding will be available in amounts sufficient to enable funding of our liquidity needs.

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

A breach of any of the financial or other covenants contained in the Senior Secured First Lien Term Credit Agreement (the “First Lien Term Credit Agreement”), Senior Secured Second Lien Term Credit Agreement (the “Second Lien Term Credit Agreement”, and together with the First Lien Term Credit Agreement, the “Term Credit Agreements”) or the ABL Credit Agreement (and together with the Term Credit Agreements the “Credit Agreements”) could result in an event of default under these facilities. If any event of default occurs and we are not able to either cure it or obtain a waiver from the requisite lenders under each of these facilities, the administrative agent of each credit facility may, and at the request of the requisite lenders for that facility shall, declare all of our outstanding obligations under the applicable credit facility, together with accrued interest and fees, to be immediately due and payable and the agent under the ABL Credit Agreement may, and at the request of the requisite lenders shall, terminate the lenders’ commitments under that facility and cease making further loans, and if applicable, each respective agent could institute foreclosure proceedings against our pledged assets. Any of these outcomes could adversely affect our operations and our ability to satisfy our obligations as they come due.

Due to the nature of the products we sell and Kodak’s worldwide distribution, we are subject to changes in currency exchange rates, interest rates and commodity costs that may adversely impact our results of operations and financial position.

As a result of Kodak’s global operating and financing activities, we are exposed to changes in currency exchange rates and interest rates, which may adversely affect our results of operations and financial position.  Exchange rates and interest rates in markets in which we do business tend to be volatile and, at times, our sales can be negatively impacted across all of the Company’s segments depending upon the value of the U.S. dollar, the Euro and other major currencies. In addition, the Company’s products contain aluminum, silver, petroleum based or other commodity based raw materials, the prices of which have been, and may continue to be, volatile. If the global economic situation remains uncertain or worsens, there could be further volatility in changes in currency exchange rates, interest rates and commodity prices, which could have negative effects on our revenue and earnings.

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

The markets in which we do business are highly competitive with large, entrenched, and well financed industry participants, many of which are larger than us. In addition, we encounter aggressive price competition for many of our products and services from numerous companies globally. Any of our competitors may foresee the course of market developments more accurately than we do; sell superior products and provide superior services or offer a broader variety of products and services; have the ability to produce or supply similar products and services at a lower cost; have better access to supplies and the ability to acquire supplies at a lower cost; develop stronger relationships with our suppliers or customers; or adapt more quickly to new technologies or evolving customer requirements than we do or have access to capital markets or other financing sources on more favorable terms than we can obtain. As a result, we may not be able to compete successfully with our competitors. Finally, we may not be able to maintain our operating costs or prices at levels that would allow us to compete effectively. Kodak’s results of operations and financial condition may be adversely affected by these and other industry-wide pricing pressures. If our products, services and pricing are not sufficiently competitive with current and future competitors, we could also lose market share, adversely affecting our revenue and gross margins.

An inability to provide competitive financing arrangements to Kodak’s customers or extension of credit to customers whose creditworthiness deteriorates could adversely impact our revenue, profitability and financial position.

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

If the U.K. Kodak Pension Plan Purchasing Parties (“KPP Purchasing Parties”) are not able to successfully operate the Personalized Imaging and Document Imaging Business (the “PI/DI Business”) acquired from the Company or meet their commitments under supply, service and transition services and other agreements entered into with the Company, the Company’s brand, reputation and financial results could suffer.

The Amended and Restated Stock and Asset Purchase Agreement between Eastman Kodak Company, Qualex, Inc., Kodak (Near East), Inc., KPP Trustees Limited, as Trustee for the Kodak Pension Plan of the United Kingdom, and, solely for the purposes of Section 11.4, KPP Holdco Limited, dated August 30, 2013 (“Amended SAPA”) and certain related agreements permit the KPP Purchasing Parties to use the Kodak name and brand in its operations of the PI/DI Business on a going-forward basis. If the KPP Purchasing Parties are not successful in the operation of the PI/DI Business, the Company’s brand image and reputation as a producer of high quality products could be harmed, which could affect our financial results or operations. In addition, in connection with the closing under the Amended SAPA, on the Effective Date, the Company entered into certain supply and transition services agreements with the KPP Purchasing Parties under which the KPP Purchasing Parties are purchasing supplies and services from the Company. The inability of the KPP Purchasing Parties to make payments as they are due under the supply, service and transition service agreements could negatively affect our financial results. Further, with respect to a certain jurisdiction for which a deferred closing is expected to occur pursuant to the Amended SAPA in 2015, certain factors may delay the closing from occurring on the expected date, which could result in costs or operational impacts to Kodak.

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

We are a technology company serving imaging for business markets, including packaging, micro 3D printing, graphic communications and enterprise services. Our success in these markets depends on our ability to offer differentiated solutions to capture market share and grow scale. To enable this, we must continually develop and introduce new products and services in a timely manner to keep pace with technological developments and achieve customer acceptance. In addition, the services and products that we provide to customers may not or may no longer meet the needs of our customers as the business models of our customers evolve. Our customers may decide to outsource their imaging needs or may purchase imaging services and needs from other suppliers. In addition, it is difficult to predict successfully the products and services our customers will demand. The success of our business depends in part on our ability to identify and respond promptly to changes in customer preferences, expectations and needs. If we do not timely assess and respond to changing customer expectations, preferences and needs, our financial condition, results of operations or cash flows could be adversely affected.

We must also effectively communicate to our customers, investors, and other key stakeholders our new business model and successfully position our products for the markets we serve. If we are unable to anticipate new technology trends, develop improvements to the Company’s current technology to address changing customer preferences, and effectively communicate our businesses, products, and the markets we serve, our revenue, earnings and cash flow could be adversely affected.

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

Further, even if Kodak honors its payment and other obligations to its key suppliers of products, components and services, such suppliers may choose to unilaterally withhold products, components or services, or demand changes in payment terms. In addition, we may experience shortages in supply and disruptions in service as a result of unexpected demand, transportation and logistical limitations, and/or disruptions or production difficulties at our suppliers such as disruptions due to fires, other natural disasters or events outside of a supplier’s control. In addition, disruptions could result from a reduction in the number of our suppliers due to their own financial difficulties or a reduction in the products offered by such suppliers. As a result of the loss of any supplier, or a substantial decrease in the availability of products from our suppliers, we may be unable to meet our customer commitments, our costs could be higher than planned, and our cash flows and the reliability of the Company’s products could be negatively impacted. Kodak will vigorously enforce its contractual rights under such circumstances, but there is no guarantee we will be successful in preventing or mitigating the effects of unilateral actions by our suppliers. Other supplier problems that we could face include electronic component shortages, excess supply, risks related to the duration and termination of Kodak’s contracts with suppliers for components and materials and risks related to dependency on single source suppliers on favorable terms or at all. The realization of any of these risks should alternative third party relationships not be established, could cause interruptions in supply or increases in costs that might result in Kodak’s inability to meet customer demand for our products, damage to our relationships with Kodak’s customers, and reduced market share, all of which could adversely affect our results of operations and financial condition.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

Our worldwide operations could be subject to earthquakes, power shortages, telecommunications failures, cyber-attacks, terrorism, water shortages, tsunamis, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics, political or economic instability, and other natural or manmade disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our revenue and financial condition and increase our costs and expenses. In addition, some areas, including parts of the east and west coasts of the United States, have previously experienced, and may experience in the future, major power shortages and blackouts. These blackouts could cause disruptions to our operations or the operations of our suppliers, distributors and resellers, or customers. We have operations including research and development facilities in geographically disparate locations, such as Israel, Japan, China and Canada. The impact of these risks is greater in areas where products are manufactured at a sole or limited number of location(s), and where the sourcing of materials is limited to a sole or limited base of suppliers, since any material interruption in operations in such locations or suppliers could impact our ability to provide a particular product or service for a period of time. These events could seriously harm our revenue and financial condition, and increase our costs and expenses.

If we cannot protect the intellectual property rights on which the Company’s business depends, or if third parties assert that we violate their intellectual property rights, our revenue, earnings, expenses and liquidity may be adversely impacted.

A key differentiator for Kodak in many of our businesses is our technological advantage over competitors’ products and solutions. Our technological advantage is supported by Kodak’s intellectual property rights. Patent, copyright, trademark and trade secret laws in the United States and similar laws in other countries, and non-disclosure, confidentiality and other types of agreements with Kodak’s employees, customers, suppliers and other parties, may not be effective in establishing, maintaining and enforcing Kodak’s intellectual property rights. Any of Kodak’s direct or indirect intellectual property rights could be challenged, invalidated, circumvented, infringed or misappropriated, or such intellectual property rights may not be sufficient to permit us to take advantage of current market trends or otherwise to provide competitive advantages, which could result in costly product redesign efforts, discontinuance of certain product offerings or other competitive harm. Further, the laws of certain countries do not protect proprietary rights to the same extent as the laws of the United States. Therefore, in certain jurisdictions, we may be unable to protect Kodak’s proprietary technology adequately against unauthorized third party copying, infringement or use, which could adversely affect our competitive position. Also, because of the rapid pace of technological change in the information technology industry, much of Kodak’s business and many of Kodak’s products rely on key technologies developed or licensed by third parties, and we may not be able to obtain or continue to obtain licenses and technologies from these third parties at all or on reasonable terms.

We have made substantial investments in new, proprietary technologies and have filed patent applications and obtained patents to protect Kodak’s intellectual property rights in these technologies as well as the interests of Kodak’s licensees. There can be no assurance that Kodak’s patent applications will be approved, that any patents issued will adequately protect Kodak’s intellectual property or that such patents will not be challenged by third parties.

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

Kodak has significant defined benefit pension and other postretirement benefit obligations. The funded status of our U.S. and non U.S. defined benefit pension plans (and other postretirement benefit plans), and the related cost reflected in our financial statements, are affected by various factors that are subject to an inherent degree of uncertainty. Key assumptions used to value these benefit obligations, funded status and expense recognition include the discount rate for future payment obligations, the long term expected rate of return on plan assets, salary growth, healthcare cost trend rates, mortality trends, and other economic and demographic factors. Significant differences in actual experience, or significant changes in future assumptions or obligations imposed by legislation or pension authorities could lead to a potential future need to contribute cash or assets to Kodak’s plans in excess of currently estimated contributions and benefit payments and could have an adverse effect on Kodak’s consolidated results of operations, financial position or liquidity.

In past years, we have experienced increases in the costs of these defined benefit pension and postretirement benefit obligations as a result of macro-economic factors beyond our control, including increases in health care costs, declines in investment returns on pension plan assets and changes in discount rates and mortality rates used to calculate pension and related liabilities. At least some of these macro-economic factors may again put pressure on the cost of providing pension and medical benefits. There can be no assurance that we will succeed in limiting cost increases, and continued upward pressure, including any as a result of new legislation, could reduce the profitability of our businesses.

Kodak’s businesses experience seasonality of sales. Therefore, lower demand for Kodak’s products or increases in costs during periods that are expected to be at peak in seasonality may have a pronounced negative effect on our results of operations.

Equipment and consumables sales generally exhibit higher levels in the fourth quarter due to the seasonal nature of placements, resulting from customer or industry budgeting practices. As a result, a sequential quarter-to-quarter comparison is not a good indication of our performance or how we will perform in the future. In addition, adverse developments during what are expected to be peak periods in seasonality, such as lower-than-anticipated demand for Kodak’s products, an internal systems failure, increases in materials costs, or failure of or performance problems with one of our key logistics, components supply, or manufacturing partners, could have a material adverse impact on our financial condition and operating results. Tight credit markets that limit capital investments or a weak economy that decreases print demand could negatively impact equipment or consumable sales. These external developments are often unpredictable and may have an adverse impact on our business and results of operations.

If we fail to manage distribution of Kodak’s products and services properly, our revenue, gross margins and earnings could be adversely impacted.

We use a variety of different distribution methods to sell and deliver Kodak’s products and services, including third party resellers and distributors and direct and indirect sales to both enterprise accounts and customers. Successfully managing the interaction of direct and indirect channels to various potential customer segments for our products and services is a complex process. Moreover, since each distribution method has distinct risks and costs, Kodak’s failure to achieve the most advantageous balance in the delivery model for our products and services could adversely affect our revenue, gross margins and earnings. This has concentrated Kodak’s credit and operational risk and could result in an adverse impact on our financial performance.

Kodak’s future results could be harmed if we are unsuccessful in our efforts to expand sales in emerging markets.

Because we are seeking to expand our sales and number of customer relationships outside the United States, and specifically in emerging markets in Asia, Latin America and Eastern Europe, Kodak’s business is subject to risks associated with doing business internationally, such as:

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

•
multiple, potentially conflicting, and changing governmental laws, regulations and practices, including differing export, import, tax, anti-corruption, anti-dumping, economic sanction, labor, and employment laws;

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

We are subject to environmental laws and regulations in the jurisdictions in which we conduct our business, including laws regarding the discharge of pollutants, including greenhouse gases, into the air and water, the need for environmental permits for certain operations, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites, the content of Kodak’s products and the recycling and treatment and disposal of our products. If we do not comply with applicable laws and regulations in connection with the use and management of hazardous substances, or otherwise incur liabilities under such laws which in some instances can impose liability without regard to fault, then we could incur liability and/or could be prohibited or limited in the operation of certain facilities, which could have a material adverse effect on our business, results of operations and financial condition. The cost of complying with such laws, and costs associated with the cleanup of contaminated sites, could have a material adverse effect on our business, results of operations and financial condition.

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

Our business, results of operations and financial condition may be negatively impacted by legal matters.

We have various contingencies that are not reflected on our balance sheet, including those arising as a result of being involved from time to time in a variety of claims, lawsuits, investigations and proceedings concerning:  commercial, customs, employment, and intellectual property matters, as well as the Employee Retirement Income Security Act (ERISA) and other laws and regulations as discussed in the “Contingencies” note in the Consolidated Financial Statements.  Should developments in any of these matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs.

Regulations related to “conflict minerals” will require Kodak to incur additional expenses and could limit the supply and increase the cost of certain metals used in manufacturing Kodak’s products.

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of minerals originating from the conflict zones of the Democratic Republic of Congo (DRC) and adjoining countries. As a result, in August 2012, the SEC adopted rules requiring disclosure related to sourcing of specified minerals, known as “conflict minerals,” that are necessary to the functionality or production of products manufactured or contracted to be manufactured by public companies. Kodak has developed a framework and management system consistent with the guidance issued by the Organization for Economic Co-operation and Development (OECD), and is currently performing due diligence on our supply chain. We expect to incur additional costs to comply with these disclosure requirements, including costs related to determining the sources of the specified minerals used in our products, in addition to the cost of any changes to products, processes, or sources of supply as a consequence of such verification activities, which may adversely affect our business. In addition, the number of suppliers who provide “conflict-free” minerals may be limited, which may make it difficult to satisfy customers who require that all of the components of our products be certified as conflict-free, which could place us at a competitive disadvantage if we are unable to do so. Because Kodak’s supply chain is complex, we may also not be sufficiently able to verify the origins of the relevant minerals used in our products through the due diligence procedures that we implement, which may harm our reputation.

We have determined that certain of our products contain such specified minerals, and we have developed a process to identify where such minerals originated. We filed our Conflict Minerals Disclosure report on June 2, 2014. As of the date of our conflict minerals report for the 2013 calendar year, we were unable to determine whether or not such minerals originate from the DRC or adjoining country.

Risks Related to Our Level of Indebtedness and Access to Capital Markets

Our substantial monetary obligations require that a portion of our cash flow be used to pay interest and fund other obligations rather than be invested in the business and could adversely affect our ability to fund our operations.

Our indebtedness under our Credit Agreements and our other obligations could have important negative consequences to us and investors in our securities. These include the following:

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

Because of our emergence from bankruptcy in 2013, our current non-investment grade credit rating, and/or general conditions in the financial and credit markets, our access to the capital markets may be limited. Moreover, the urgency of a capital-raising transaction may require us to pursue additional capital at an inopportune time. Our ability to obtain capital and the costs of such capital are dependent on numerous factors, including:

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Kodak's worldwide headquarters is located in Rochester, New York.

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

ITEM 3. LEGAL PROCEEDINGS

Subsequent to the Company’s Bankruptcy Filing, between January 27, 2012 and March 22, 2012, several putative class action suits were filed in federal court in the Western District of New York against the committees of the Company’s Stock Ownership Plan (‘SOP’) and Savings and Investment Plan (“SIP”), and certain former and current executives of the Company. The suits have been consolidated into a single action brought under the Employee Retirement Income Security Act (“ERISA”), styled as In re Eastman Kodak ERISA Litigation. The allegations concern the decline in the Company’s stock price and its alleged impact on SOP and SIP. Plaintiffs seek the recovery of any losses to the applicable plans, a constructive trust, the appointment of an independent fiduciary, equitable relief, as applicable, and attorneys’ fees and costs. Defendants’ motion to dismiss the litigation was denied on December 17, 2014 and the case is proceeding. On behalf of the defendants in this case, the Company believes that the case is without merit and will vigorously defend the defendants on their behalf.

Kodak’s Brazilian operations are involved in various litigation matters and have received or been the subject of numerous governmental assessments related to indirect and other taxes in various stages of litigation, as well as civil litigation and disputes associated with former employees and contract labor.  The tax matters, which comprise the majority of the litigation matters, are primarily related to federal and state value-added taxes and income taxes.  Kodak’s Brazilian operations are disputing these matters and intend to vigorously defend their position.  Kodak routinely assesses these matters as to the probability of ultimately incurring a liability in its Brazilian operations and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable.  As of December 31, 2014, Kodak maintained accruals of approximately $16 million for claims aggregating approximately $233 million inclusive of interest and penalties where appropriate.  In connection with assessments and litigation in Brazil, local regulations may require Kodak to post security for a portion of the amounts in dispute.  Generally, any encumbrances of the Brazilian assets would be removed to the extent the matter is resolved in Kodak’s favor.

Kodak is involved in various lawsuits, claims, investigations, remediations and proceedings, including, from time to time, commercial, customs, employment, environmental, and health and safety matters, which are being handled and defended in the ordinary course of business. Kodak is also subject, from time to time, to various assertions, claims, proceedings and requests for indemnification concerning intellectual property, including patent infringement suits involving technologies that are incorporated in a broad spectrum of our products. These matters are in various stages of investigation and litigation, and are being vigorously defended. Based on information currently available, we do not believe that it is probable that the outcomes in any of these matters, individually or collectively, will have a material adverse effect on Kodak’s financial condition or results of operations. Litigation is inherently unpredictable, and judgments could be rendered or settlements entered that could adversely affect Kodak’s operating results or cash flows in a particular period.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instructions G (3) of Form 10-K, the following list is included as an unnumbered item in Part I of this report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders.

			Year First Elected
			an	to
			Executive	Present
Name	Age	Positions Held	Officer	Office
Jeffrey J. Clarke	53	Chief Executive Officer	2014	2014
Philip Cullimore	49	Senior Vice President	2015	2015
Brad W. Kruchten	55	Senior Vice President	2009	2015
Eric-Yves Mahe	52	Senior Vice President	2015	2015
John N. McMullen	56	Chief Financial Officer	2014	2014
Steven Overman	46	Senior Vice President	2015	2015
Eric H. Samuels	47	Chief Accounting Officer and Corporate Controller	2009	2009
Terry R. Taber	60	Senior Vice President	2009	2010
Sharon E. Underberg	53	General Counsel, Secretary, and Senior Vice President	2015	2015

The executive officers' biographies follow:

Jeffrey J. Clarke

Jeff Clarke is the Chief Executive Officer and a member of the Board of Directors of Kodak.

Prior to joining Kodak in March 2014, Clarke was a Managing Partner of Augusta Columbia Capital, a private investment firm he co-founded in 2012.  From 2012 to 2014, Clarke was the Chairman of Travelport, Inc., a private, travel technology firm, where he served as CEO from 2006 to 2011, after leading its sale from Cendant Corporation to the Blackstone Group for $4.3 billion in 2006.

Clarke was the Chief Operating Officer of CA, Inc. (now called CA Technologies), an enterprise software company, from 2004 to 2006.  At CA, he was responsible for sales, services, distribution, corporate finance, mergers & acquisitions, information technology, corporate strategy and planning.

From 2002 to 2003, Clarke was Executive Vice President of Global Operations at Hewlett Packard (“HP”).  In this role, he was responsible for HP's worldwide supply chain, manufacturing, procurement and internet operations.  He also co-led HP's merger integration with Compaq Computer.  Prior to HP, Clarke was the Chief Financial Officer of Compaq Computer, which he joined in 1998 following the merger of Compaq with Digital Equipment Corporation (“DEC”).  Clarke was with DEC from 1985 to 1998, serving in management roles in international operations, finance and manufacturing.

Clarke has served on the board of directors of Red Hat, Inc., an enterprise software company, since 2008.  He served as Chairman of Orbitz Worldwide, a global online travel agency, after leading the company’s IPO in July 2007, until April 2014 and was also a director for the Compuware Corporation, an enterprise software company, from November 2013 until December 2014.  Mr. Clarke served on the board of directors of Utstarcom, which designs and manufactures communications equipment, from 2005 to 2010.

Clarke earned an MBA from Northeastern University, where he serves as a Trustee.  He holds a B.A. degree in Economics from SUNY Geneseo.

Philip Cullimore

Effective January 1, 2015, Philip Cullimore is President of the Enterprise Inkjet Systems Division, which serves existing and future commercial inkjet printing customers.  He reports to Chief Executive Officer Jeff Clarke.

On an interim basis, effective January 1, 2015, Cullimore also is President of the Micro 3D Printing and Packaging Division, which serves packaging customers and display original equipment manufacturer (“OEM”) partners with products such as KODAK FLEXCEL NX Systems and Plates, legacy packaging solutions, and touch sensor films.  The Board of Directors elected Cullimore a senior vice president effective January 2015.

From December 2010 to December 2014, Cullimore was Regional Managing Director, Europe, Africa and Middle East Region (EAMER) and Chairman Eastman Kodak Sàrl.

During Cullimore’s fourteen years at Kodak, he has directed Kodak’s strategy in the photographic printing market and taken responsibility for Kodak’s Wide Format Printer and Inks participation at ENCAD Inc, with assignments in the U.K., U.S., and Switzerland.

Prior to rejoining Kodak in 2000, Cullimore’s career included periods as U.K. Managing Director for Purup-Eskofot and Worldwide Business Director for Workflow Software at Fujifilm Electronic Imaging.  He also founded, grew, and sold two software businesses during the 1990s.

Cullimore holds a B. S. Honours Degree in Physics and Environmental Sciences from the University of East Anglia.

Brad W. Kruchten

Effective January 1, 2015, Brad Kruchten is President of the Print Systems Division, which serves graphic arts and commercial print customers with printing plates, computer to plate imaging solutions, electrophotographic printing solutions, OEM toner, and all equipment services.  He reports to Chief Executive Officer Jeff Clarke.

Prior to Kruchten’s current position, he was President of GECF.  Formerly, Kruchten was the President of the Film, Photofinishing & Entertainment Group (“FPEG”).  In this capacity, he was responsible for profit and loss for all silver halide products.  Kruchten was named President of FPEG in 2009.  The Board of Directors elected him a senior vice president in 2009 as well.

Previously, Kruchten was the worldwide General Manager for Retail Printing and managed the products and services that enable retailers to offer an integrated retail solution to analog and digital photographers.  These products and services included kiosks, paper, retail workflow software, service, and support.  Before that, Kruchten was the General Manager for the Consumer and Professional film business.  The Board of Directors elected him a corporate vice president in July 2002.

Kruchten's career at Kodak began in 1982 as a Quality Engineer.  In 1986, he moved into a sales position for Copy Products and over the next five years held a number of sales and marketing positions within Printer Products and Business Imaging Systems.  In 1993, Kruchten became a product line manager for Business Imaging Systems.  In 1998, he was named Strategic Business Unit Manager and a divisional vice president of the Capture and Services business within the Document Imaging unit.  During his tenure, Kodak introduced a number of scanners which made the company the world's leading seller of high-speed production scanning.  In 2000, Kruchten was named Chief Operating Officer and vice president of the Document Imaging unit.  As COO, he led the acquisition of the Imaging division of Bell & Howell.  In 2001, Kruchten was named Site Manager, Kodak Colorado Division, and became a divisional vice president of Kodak's Global Manufacturing unit.  In 2002, he was the Chief Executive Officer of Encad Inc., a wholly-owned Kodak subsidiary.

Prior to Kodak, Kruchten worked as a project engineer at Inland Steel and as a tool designer for General Motors Corp.

A native of Flint, Michigan, Kruchten has a B.S. degree in Engineering from Michigan State University, an M.S. in Statistics and Quality Management from the Rochester Institute of Technology, and has attended the Executive Management Development program at Penn State University.

Eric-Yves Mahe

Effective January 1, 2015, Eric-Yves Mahe is President of Software and Solutions for Kodak.  He is responsible for Kodak Technology Solutions, Kodak’s go-to-market engine to prioritize and monetize Kodak innovations in partnership with Kodak Research Labs.  He reports to Chief Executive Officer Jeff Clarke.

Beginning April 2014, Mahe was Senior Vice President Kodak Technology solutions, sales strategy and sales operations.  In that capacity, Mahe was responsible for formulating a strategy to drive and measure sales of Kodak’s unique and innovative portfolio of hardware, consumables, software and services.  Mahe also advised Kodak’s senior management team on software, OEM partnerships and the sale of complex solutions.  In April 2014, the Board of Directors elected Mahe a senior vice president.

Mahe has more than 25 years experience in the IT industry with several multinational companies.  Prior to joining Kodak, he was based in Singapore with Pitney Bowes Inc., most recently as President, Global Growth Markets, with responsibility for the company’s operations in Latin America, Asia Pacific, Middle East, Africa and emerging markets, from July 2010 until March 2014.  Mahe managed this innovation-centered business from inception, and in two years, it became Pitney Bowes’s best performing operation worldwide.  Mahe joined Pitney Bowes in 2007 as President, Asia Pacific, Middle East and Africa.

Previously, Mahe was Vice President and General Manager of Asia North for CA, Inc. (now called CA Technologies), with responsibility for business operations and enterprise sales in China, Hong Kong and Taiwan.  He also has held sales management positions with Sun Microsystems, where he focused on OEM partnerships; Siemens Nixdorf; and Xerox.

Mahe is active in the fight against human trafficking, serving as Chairman of Friends of Thai Daughters, an organization committed to protecting young girls, and is a Director of the Mekong Club, which is dedicated to fighting the business of slavery.

Mahe earned his MBA. in Marketing and International Trade from Ecole Superieure de Commerce et d’Administration des Enterprises in Bretagne, France, in 1986.

John N. McMullen

John McMullen is Chief Financial Officer and Executive Vice President of Kodak.  The Board of Directors elected McMullen to this position effective June 2014.  McMullen reports to Chief Executive Officer Jeff Clarke.

McMullen is responsible for Kodak’s financial strategy and all functions within Kodak’s Finance organization.  Real estate, Eastman Business Park, credit and collections, and internal audit also report to the CFO office under McMullen.

McMullen has deep knowledge of the commercial imaging and printing industries, having held a series of senior financial roles during a 32-year career from 1981 to 2013 with HP and predecessor companies Compaq Computer and DEC.  His positions included Senior Vice President of Finance and Corporate Treasurer of HP from March 2007 until July 2013; Chief Financial Officer of HP’s Imaging and Printing Group from May 2002 until March 2007; Vice President of Finance and Strategy for Compaq’s Worldwide Sales and Services Group from March 2001 to May 2002; Compaq’s Director of Investor Relations; and Controller of DEC’s Worldwide Products Division.

Since 2011, McMullen has also been a member of the Board of Directors and Audit Committee Chair of Vocera Communications, where he has played an active role in helping the company to transition and scale its finance team and control environment, especially from the time Vocera went public in March 2012.

McMullen earned a B.A. degree in Finance with a concentration in Accounting from the University of Massachusetts in 1981.

Steven Overman

Effective January 1, 2015, Steven Overman is President of the Consumer and Film Division and Kodak’s Chief Marketing Officer.  He reports to Chief Executive Officer Jeff Clarke.

As President of the Consumer and Film Division, Overman leads Kodak’s most consumer-facing division, with responsibility for consumer inkjet solutions, motion picture and commercial films, synthetic chemicals, and brand licensing.  This division is responsible for the exploration of other potential initiatives in the consumer space.

In his Chief Marketing Officer role, Overman is responsible for leading a global, company-wide renewal of the Kodak brand to increase its power, relevance and value.  He leads the strategic development and coordination of Kodak‘s brand identity; global marketing programs and activities; and communication of Kodak’s vision, strategy and progress in an integrated way to all of the company’s stakeholders.  The Board of Directors elected him a Senior Vice President effective January 2015.

Overman previously served as vice president and global head of brand strategy and marketing creation for Nokia from June 2010 until April 2013.  He founded Match & Candle, a consultancy supporting startups and marketing service agencies with brand strategy development in September 2013 and was there until October 2014.  He also held several different leadership roles in technology companies and marketing services agencies.  In those roles, his responsibilities included corporate brand strategy and execution, product and service innovation, corporate strategic initiatives, product launches and sales development.  He was among the first employees at Wired.

Early in his career, Overman was a multimedia artist whose photographic and motion picture work was exhibited at leading international galleries.  He also was the director’s assistant for the 1993 Academy Award-winning film Philadelphia, supporting all aspects of the film’s creative development and production.

Overman is the author of The Conscience Economy, How a Mass Movement for Good Is Great for Business (Bibliomotion, October 2014).

Overman is a graduate of the Rhode Island School of Design.

Eric H. Samuels

Eric Samuels was appointed Corporate Controller and Chief Accounting Officer in July 2009. Samuels previously served as the Company’s Assistant Corporate Controller and brings to his position more than 20 years of leadership experience in corporate finance and public accounting. He joined Kodak in 2004 as Director, Accounting Research and Policy. He reports to Chief Financial Officer John McMullen.

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

Terry R. Taber, PhD

Terry Taber joined Kodak in 1980.  In January 2009, he was named Chief Technical Officer, a position he currently holds.  The Board of Directors elected him a corporate vice president in December 2008, and then a senior vice president in December 2010.  Effective January 1, 2015, Taber also leads our new Intellectual Property Solutions segment.  He reports to Chief Executive Officer Jeff Clarke.

Taber was previously the Chief Operating Officer of Kodak’s Image Sensor Solutions (“ISS”) business, a leading developer of advanced CCD and CMOS sensors serving imaging and industrial markets.  Prior to joining ISS in 2007, Taber held a series of senior positions in Kodak’s research and development and product organizations.  During his 30 plus years at Kodak, Taber has been involved in new materials research, product development and commercialization, manufacturing, and executive positions in R&D and business management.

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

Taber received a B.S. degree in Chemistry from Purdue University and a Ph.D. in Organic Chemistry from the California Institute of Technology.  He also received an M.S. in General Management from MIT as a Kodak Sloan Fellow.  In 2003, he was elected to the Board of Trustees at Roberts Wesleyan College and Northeastern Seminary.  Taber is a Board Member of the Innovation & Material Sciences Institute and serves on the Executive Advisory Board of FIRST Rochester (For Inspiration and Recognition of Science and Technology).  He also serves on the Executive Committee of the Rochester Business Alliance, and the New York State Business Council.

Sharon E. Underberg

Sharon Underberg has served as General Counsel, Secretary and Senior Vice President since January 2015.  She is responsible for leading the company's global legal function and for providing legal guidance to senior leadership.  Underberg reports to Chief Executive Officer Jeff Clarke.

Underberg has been an attorney with Kodak for over 25 years, most recently serving as Deputy General Counsel and Vice President, Legal Department from September 2014 to January 2015.  For much of her tenure with Kodak, she has specialized in global commercial transactions, particularly acquisitions, divestitures, joint ventures and corporate financings.  Underberg has led the legal team on numerous deals, including the completion of the acquisitions of the Kodak Polychrome Graphics and NexPress joint ventures, the divestiture of the Health Imaging business, and the spinoff of the PI / DI Business.  She has advised on every major financing transaction the Company has completed in the past 15 years.  In addition, Underberg was an instrumental part of the team that led the Company through its chapter 11 restructuring, providing advice on a wide range of contractual, litigation, financing, and divestiture activities.

Underberg has been a manager in the Legal Department since 2006.  During this time, she led legal teams in a wide variety of substantive areas, including corporate, transactional and commercial matters worldwide. From 2004 to 2006, Underberg served as Assistant Secretary, working with the Board of Directors on matters related to corporate governance, executive compensation, and SEC reporting and disclosure matters.

Prior to joining Kodak, Underberg was an attorney in the New York City office of international law firm Fulbright & Jaworski (currently Norton Rose Fulbright).

Underberg received a B.A. degree in political science from Brandeis University and a J.D. from the University of Pennsylvania School Of Law.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed on the New York Stock Exchange (NYSE) under the symbol “KODK.”  There were 4,860 shareholders of record of common stock on February 27, 2015.

MARKET PRICE DATA

The market price data below reflects the high and low sales price of the Company’s stock since September 23, 2013 (the date the Successor Company’s common stock commenced trading).

	2014		2013
Price per share:	High	Low	High	Low
1st Quarter	$37.73	$25.46	n/a	n/a
2nd Quarter	$34.94	$23.71	n/a	n/a
3rd Quarter	$26.57	$20.49	$26.50	$19.25
4th Quarter	$23.82	$17.40	$34.71	$22.00

DIVIDEND INFORMATION

No dividends were paid during 2013 or 2014.

Dividends may be restricted under Kodak’s debt agreements.  Refer to Note 8, “Short-Term Borrowings and Long-Term Debt,” in the Notes to Financial Statements.

PERFORMANCE GRAPH - SHAREHOLDER RETURN

The following graph compares the performance of the Company's common stock with the performance of the Standard & Poor's (S&P) Information Technology Index and the S&P Midcap 400 Composite Stock Price Index by measuring the quarterly changes in common stock prices from September 23, 2013, plus reinvested dividends.

	9/23/13	9/30/13	12/31/13	3/31/14	6/30/14	9/30/14	12/31/14

Eastman Kodak Company	100.00	128.87	178.92	172.16	126.13	113.25	111.91
S&P Midcap 400	100.00	105.21	113.98	117.44	122.52	117.64	125.11
S&P Information Technology	100.00	102.88	116.52	119.18	126.94	132.99	139.96

ISSUER PURCHASES OF EQUITY SECURITIES

During the third quarter of 2014, the Company purchased 44,911 shares of common stock for approximately $1 million to satisfy tax withholding obligations in connection with the vesting of restricted stock units issued to employees.

ITEM 6.  SELECTED FINANCIAL DATA

EASTMAN KODAK COMPANY
SUMMARY OF OPERATING DATA – UNAUDITED

	Successor		Predecessor
(in millions, except per share data, shareholders, and employees )	2014	September 1, 2013 through December 31, 2013	January 1, 2013 through August 31, 2013 (6)		2012 (6)		2011 (6)		2010 (6)

Net sales from continuing operations	$2,102	$807	$1,542		$2,719		$3,585		$4,438
Loss (earnings) from continuing operations before interest expense, loss on extinguishment of debt, other income (charges), net, reorganization items, net, and income taxes	(16)	(46)	457		(642)		(616)		(263)

Loss (earnings) from:
Continuing operations	(122)	(82)	2,201		(1,337)		(739)		(560)
Discontinued operations (5)	4	4	(135)		(42)		(25)		(128)
Net (Loss) earnings	(118)	(78)	2,066	(1)	(1,379)	(2)	(764)	(3)	(688)	(4)
Less: Net earnings attributable to noncontrolling interests	5	3	-		-		-		-
Net (Loss) earnings Attributable to Eastman Kodak Company	(123)	(81)	2,066		(1,379)		(764)		(688)

Earnings and Dividends
(Loss) earnings from continuing operations
- % of net sales from continuing operations	-5.8%	-10.2%	142.7%		-49.2%		-20.6%		-12.6%
Net (loss) earnings
- % return on average equity	-25.9%	-12.7%	70.6%		-45.8%		-44.6%		-124.0%
Basic and diluted (loss) earnings per share attributable to Eastman Kodak Company common shareholders:
Continuing operations	(3.05)	(2.04)	8.08		(4.92)		(2.75)		(2.08)
Discontinued operations	0.10	0.10	(0.50)		(0.15)		(0.09)		(0.48)
Total	(2.95)	(1.94)	7.58		(5.07)		(2.84)		(2.56)
Cash dividends declared and paid
- on common shares	-	-	-		-		-		-
- per comon share	-	-	-		-		-		-
Weighted average common shares outstanding at end of period	41.7	41.7	272.7		271.8		269.1		268.5
Shareholders at year end	4,860	1,511	N/A		48,656		49,760		51,802

Statement of Financial Position Data
Working capital	951	1,086	564		(806)		(60)		966
Property, plant and equipment, net	524	684	507		607		796		1,037
Total assets	2,556	3,200	3,037		4,321		4,676		6,226
Short-term borrowings and current portion of long-term debt	5	4	681		699		152		50
Long-term debt, net of current portion	672	674	370		740		1,363		1,195

EASTMAN KODAK COMPANY
SUMMARY OF OPERATING DATA – UNAUDITED (CONT’D)

	Successor		Predecessor
	2014	September 1, 2013 through December 31, 2013	January 1, 2013 through August 31, 2013 (6)	2012 (6)	2011 (6)	2010 (6)
Supplemental Information
Net sales from continuing operations
Graphics, Entertainment and Commercial Films	$1,434	$521	$987	$1,680	$2,341	$3,290
Digital Printing and Enterprise	668	284	519	939	1,099	950
All Other	-	2	36	100	145	198
Research and development costs	94	33	66	168	195	249
Depreciation	174	67	91	182	221	318
Employees as of year end
- in the U.S.	3,200	3,600	n/a	5,980	8,350	9,600
- worldwide	7,300	8,800	n/a	13,100	17,100	18,800

* Historical results are not indicative of future results.

(1)
Includes proceeds of $535 million from the sale and licensing of certain intellectual property assets, pre-tax goodwill impairment charges of $77 million; income of $2,026 million in pre-tax reorganization items, net; and net charges of $84 million related to discrete tax items.  These items increased after-tax income from continuing operations by $2.4 billion.

(2)
Includes $843 million in pre-tax reorganization items, net; and a net benefit of $320 million related to discrete tax items.  These items increased net after-tax loss from continuing operations by $523 million.

(3)	Includes $69 million of income related to gains on asset sales which decreased after-tax loss from continuing operations by $69 million.

(4)
Includes a pre-tax goodwill impairment charge of $626 million; a $102 million loss on early extinguishment of debt; and a net benefit of $109 million related to discrete tax items.  These items increased after-tax loss from continuing operations by $617 million.

(5)	Refer to Note 27, “Discontinued Operations” in the Notes to Financial Statements for a discussion regarding the earnings (loss) from discontinued operations.

(6)
Effective in the second quarter of 2013, due to the sale of the PI/DI Business to the KPP Purchasing Parties, results for 2011, 2012 and the eight months ending August 31, 2013 were restated to report the PI/DI Business as discontinued operations.  Results for 2010 were not restated.

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report on Form 10-K includes "forward–looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995.

Forward–looking statements include statements concerning Kodak’s plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, liquidity, investments, financing needs, business trends, and other information that is not historical information. When used in this document, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “predicts”, “forecasts,” or future or conditional verbs, such as “will,” “should,” “could,” or “may,” and variations of such words or similar expressions are intended to identify forward–looking statements. All forward–looking statements, including, without limitation, management’s examination of historical operating trends and data, are based upon Kodak’s expectations and various assumptions. Future events or results may differ from those anticipated or expressed in these forward-looking statements. Important factors that could cause actual events or results to differ materially from these forward-looking statements include, among others, the risks and uncertainties described in more detail in this report on Form 10–K under the headings “Business,” “Risk Factors,” “Legal Proceedings” and/or “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources,” and in other filings the Company makes with the SEC from time to time, as well as the following:

•	Kodak’s ability to improve and sustain its operating structure, financial results and profitability;

•	the ability of Kodak to achieve cash forecasts, financial projections, and projected growth;

•	our ability to achieve the financial and operational results contained in our business plans;

•	our ability to discontinue, sell or spin-off certain non-core businesses or operations;

•	Kodak’s ability to comply with the covenants in its credit facilities;

•	our ability to obtain additional financing if and as needed;

•	the potential adverse effects of the concluded Chapter 11 proceedings on Kodak’s brand or business prospects;

•	Kodak’s ability to fund continued investments, capital needs and restructuring payments and service its debt;

•	changes in foreign currency exchange rates, commodity prices and interest rates;

•	the resolution of claims against the Company;

•	our ability to attract and retain key executives, managers and employees;

•	our ability to maintain product reliability and quality and growth in relevant markets;

•	our ability to effectively anticipate technology trends and develop and market new products, solutions and technologies; and

•	the impact of the global economic environment on Kodak.

There may be other factors that may cause Kodak’s actual results to differ materially from the forward–looking statements. All forward–looking statements attributable to Kodak or persons acting on our behalf apply only as of the date of this report on Form 10-K and are expressly qualified in their entirety by the cautionary statements included in this document. Kodak undertakes no obligation to update or revise forward–looking statements to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Kodak for the year ended December 31, 2014, four months ended December 31, 2013, eight months ended August 31, 2013 and for the year ended December 31, 2012.  All references to Notes relate to Notes to the Financial Statements in Item 8. “Financial Statements and Supplementary Data.”

OVERVIEW

Revenue declined $247 million (10.5%) compared to last year.  The year over year revenue declines were primarily due to Entertainment Imaging and Commercial Films, as a result of lower demand due to digital substitution, and Consumer Inkjet Systems, as the size of the installed base of Kodak consumer inkjet printers continues to decline. Revenue for these businesses was 16% of the total company’s revenues in 2014 versus 21% in 2013 and 26% in 2012.

Kodak continues to invest in the growth of the Commercial Inkjet, Packaging, and Software and Solutions businesses, the commercialization of products in the Micro 3D Printing business and differentiating technologies within the price-competitive Graphics business.  The Graphics business continues to represent roughly half of the company’s total revenue.  A continued focus on cost reduction across the company augments investment in these growth areas to maintain improvements in sustainable profitability.

The January 1, 2015 reorganization into smaller market-focused business divisions is intended to make the company faster-moving, more competitive and more entrepreneurial.

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

Revenue Recognition

Kodak's revenue transactions include sales of products (such as components and consumables for use in Kodak and other manufacturers’ equipment, and film based products), equipment, software, services, integrated solutions, and intellectual property and brand licensing.  The timing and the amount of revenue recognized depend upon a variety of factors, including the specific terms of each agreement and the nature of the deliverables and obligations.  For equipment sales, revenue recognition may depend on completion of installation based on the type of equipment, level of customer specific customization and other contractual terms.  In instances in which the agreement with the customer contains a customer acceptance clause, revenue is deferred until customer acceptance is obtained, provided the customer acceptance clause is considered to be substantive.

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

For multiple-element arrangements, Kodak allocates to, and recognizes revenue from, the various elements based on their relative selling price, using vendor-specific objective evidence, third-party evidence, and best estimated selling price (“BESP”) in accordance with the selling price hierarchy.  BESP is established by considering internal factors such as margin objectives, pricing practices and controls, customer segment pricing strategies and the product life cycle.  Consideration is also given to geographies, market conditions such as competitor pricing strategies and industry technology life cycles.

Revenue allocated to an individual element is recognized when all revenue recognition criteria are met for that element.  Kodak limits the amount of revenue recognized for delivered elements to the amount that is not contingent on the future delivery of products or services, future performance obligations or subject to customer-specified return or refund privileges.

At the time revenue is recognized, Kodak also records reductions to revenue for customer incentive programs.  Such incentive programs include cash and volume discounts and promotional allowances.  For those incentives that require the estimation of sales volumes or redemption rates, such as for volume rebates, Kodak uses historical experience and both internal and customer data to estimate the sales incentive at the time revenue is recognized.  In the event that the actual results of these items differ from the estimates, adjustments to the sales incentive accruals would be recorded.

Valuation and Useful Lives of Long-Lived Assets, Including Goodwill and Intangible Assets

Kodak performs a test for goodwill impairment annually on October 1 and whenever events or changes in circumstances occur that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

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

As of October 1, 2014, the Graphics, Entertainment and Commercial Films Segment had three goodwill reporting units: Graphics, Entertainment Imaging and Commercial Films, and Intellectual Property and Brand Licensing. The Digital Printing and Enterprise Segment had four goodwill reporting units: Digital Printing, Packaging and Functional Printing, Enterprise Services and Solutions, and Consumer Inkjet Systems.

As part of fresh start accounting, Kodak adjusted the carrying value of goodwill to $96 million which represents the reorganizational value of assets in excess of amounts allocated to identified tangible and intangible assets. Goodwill that was recorded as part of fresh start accounting was allocated to the Graphics, Packaging and Functional Printing, Intellectual Property and Brand Licensing and Consumer Inkjet Systems reporting units.

Goodwill is impaired if the fair value of a reporting unit is less than the related carrying value. Kodak may assess qualitative factors for some or all of its reporting units to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount, including goodwill.  If Kodak determines that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, or if Kodak elects to bypass the qualitative assessment for any of its reporting units, then the fair value of that reporting unit is compared to its carrying value.

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

Kodak estimates the fair value of its reporting units using the guideline public company method and discounted cash flow method.  To estimate fair value utilizing the guideline public company method, Kodak applies valuation multiples, derived from the operating data of publicly-traded benchmark companies, to the same operating data of the reporting units.   The valuation multiples are based on financial measures of revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”).  To estimate fair value utilizing the discounted cash flow method, Kodak establishes an estimate of future cash flows for each reporting unit and discounts those estimated future cash flows to present value.

Kodak estimated the fair value of each of its reporting units for its 2014 annual goodwill impairment test. Except for the Graphics reporting unit, Kodak did not use the guideline public company method because reporting unit EBITDA results were negative, which would have only allowed the application of a revenue multiple in determining fair value under the guideline public company method, and/or reporting units ranked below all the selected market participants for these financial measures.  When using the guideline public company method, multiples should be derived from companies that exhibit a high degree of comparability to the business being valued.  Kodak ultimately gave 100% weighting to the discounted cash flow method for these reporting units.  For the Graphics reporting unit, Kodak selected equal weighting of the guideline public company method and the discounted cash flow method as the valuation approaches produced comparable ranges of fair value.

To estimate fair value utilizing the discounted cash flow method, Kodak established an estimate of future cash flows for the period ranging from October 1, 2014 to December 31, 2023 and discounted the estimated future cash flows to present value. The expected cash flows were derived from earnings forecasts and assumptions regarding growth and margin projections, as applicable. The discount rates are estimated based on an after-tax weighted average cost of capital (“WACC”) for each reporting unit reflecting the rate of return that would be expected by a market participant.  The WACC also takes into consideration a company specific risk premium for each reporting unit reflecting the risk associated with the overall uncertainty of the financial projections.  Discount rates of 20% to 32% were utilized in the valuation based on Kodak’s best estimates of the after-tax weighted-average cost of capital of each reporting unit.

A terminal value was included for all reporting units, except for the Consumer Inkjet Systems reporting unit, at the end of the cash flow projection period to reflect the remaining value that the reporting unit is expected to generate.  The terminal value is calculated using the constant growth method (“CGM”) based on the cash flows of the final year of the discrete period.

Based upon the results of Kodak’s October 1, 2014 analysis, no impairment of goodwill was indicated. Impairment of goodwill could occur in the future if a reporting unit’s fair value changes significantly, if market or interest rate environments deteriorate, if a reporting unit’s carrying value changes materially compared with changes in its fair values, or as a result of changes in operating segments or reporting units.

Kodak recorded indefinite-lived intangible assets related to the Kodak trade name and in-process research and development in conjunction with fresh start accounting.  The carrying values of the indefinite-lived intangible assets are evaluated for potential impairment annually on October 1 or whenever events or changes in circumstances indicate that it is more likely than not that the asset is impaired.

The fair value of the Kodak trade name, which has carrying value of $46 million, was valued using the income approach, specifically the relief from royalty method based on the following significant assumptions: (a) forecasted revenues ranging from October 1 2014 to December 31, 2023, including a terminal year with growth rates ranging from -1% to 3%; (b) royalty rates ranging from .5% to 1% of expected net sales determined with regard to comparable market transactions and profitability analysis; and (c) discount rates ranging from 23% to 41%, which were based on the after-tax weighted-average cost of capital.

Based on the results of Kodak’s October 1, 2014 assessment, no impairment of the Kodak trade name was indicated. Impairment of the Kodak trade name could occur in the future if expected revenues decline or if there are significant changes in the discount or royalty rates.

The fair value of the in-process research and development intangible asset, with a carrying value of $9 million, was valued using the income approach, specifically the multi-period excess earnings approach based on the following significant assumptions: (a) forecasted cash flows attributable to the respective research and development project for the period October 1, 2014 to December 31, 2024; and (b) discount rate of 50% based on the after-tax weighted average cost of capital adjusted for perceived risks inherent in the overall uncertainty of the financial projections.

Based on the results of Kodak’s October 1, 2014 assessment and due to the change in expected cash flows from the amounts estimated as part of fresh start accounting, Kodak concluded that the carrying value exceeded its fair value.  In the fourth quarter of 2014, Kodak recorded a pre-tax impairment charge of $9 million that is included in Other operating expense (income), net in the Consolidated Statement of Operations.

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

Taxes

Kodak recognizes deferred tax liabilities and assets for the expected future tax consequences of operating losses, credit carry-forwards and temporary differences between the carrying amounts and tax basis of Kodak’s assets and liabilities.  Kodak records a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized.  Kodak has considered forecasted earnings, future taxable income, the geographical mix of earnings in the jurisdictions in which Kodak operates and prudent and feasible tax planning strategies in determining the need for these valuation allowances.  As of December 31, 2014, Kodak has net deferred tax assets before valuation allowances of approximately $1,169 million and a valuation allowance related to those net deferred tax assets of approximately $1,127 million, resulting in net deferred tax assets of approximately $42 million.  The net deferred tax assets can be used to offset taxable income in future periods and reduce Kodak’s income tax payable in those future periods.  At this time, it is considered more likely than not that taxable income in the future will be sufficient to allow realization of these net deferred tax assets.  However, if Kodak is unable to generate sufficient taxable income, then a valuation allowance to reduce net deferred tax assets may be required, which could materially increase expenses in the period the valuation allowance is recognized.  Conversely, if Kodak were to make a determination that it is more likely than not that deferred tax assets, for which there is currently a valuation allowance, would be realized, the related valuation allowance would be reduced and a benefit to earnings would be recorded.  Kodak considers both positive and negative evidence, in determining whether a valuation allowance is needed by territory, including, but not limited to, whether particular entities are in three year cumulative income positions.

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

The undistributed earnings of Kodak’s foreign subsidiaries are not considered permanently reinvested.  Kodak has a deferred tax liability (net of related foreign tax credits) of $159 million and $213 million on the foreign subsidiaries’ undistributed earnings as of December 31, 2014 and 2013, respectively.  Kodak also has a deferred tax liability of $17 million and $23 million for the potential foreign withholding taxes on the undistributed earnings as of December 31, 2014 and 2013, respectively.

Kodak operates within multiple taxing jurisdictions worldwide and is subject to audit in these jurisdictions.  These audits can involve complex issues, which may require an extended period of time for resolution.  Management’s ongoing assessments of the outcomes of these issues and related tax positions require judgment, and although management believes that adequate provisions have been made for such issues, there is the possibility that the ultimate resolution of such issues could have an adverse effect on the earnings of Kodak.  Conversely, if these issues are resolved favorably in the future, the related provisions would be reduced, thus having a positive impact on earnings.

Pension and Other Postretirement Benefits

Kodak’s defined benefit pension and other postretirement benefit costs and obligations are estimated using several key assumptions.  These assumptions, which are reviewed at least annually by Kodak, include the discount rate, long-term expected rate of return on plan assets (“EROA”), salary growth, healthcare cost trend rate, mortality trends and other economic and demographic factors.  Actual results that differ from Kodak’s assumptions are recorded as unrecognized gains and losses and are amortized to earnings over the estimated future service period of the active participants in the plan or, if the plan is almost entirely inactive, the average remaining lifetime expectancy of inactive participants, to the extent such total net unrecognized gains and losses exceed 10% of the greater of the plan's projected benefit obligation or the calculated value of plan assets.  Significant differences in actual experience or significant changes in future assumptions would affect Kodak’s pension and other postretirement benefit costs and obligations.

Asset and liability modeling studies are utilized by Kodak to adjust asset exposures and review a liability hedging program through the use of forward-looking correlation, risk and return estimates.  Those forward-looking estimates of correlation, risk and return generated from the modeling studies are also used to estimate the EROA.  The EROA is estimated utilizing a forward-looking building block model factoring in the expected risk of each asset category, return and correlation over a five to seven year horizon, and weighting the exposures by the current asset allocation.  Historical inputs are utilized in the forecasting model to frame the current market environment with adjustments made based on the forward-looking view.  Kodak aggregates investments into major asset categories based on the underlying benchmark of the strategy.  Kodak’s asset categories include broadly diversified exposure to U.S. and non-U.S. equities, U.S. and non-U.S. government and corporate bonds, inflation-linked bonds, commodities and absolute return strategies.  Each allocation to these major asset categories is determined within the overall asset allocation to accomplish unique objectives, including enhancing portfolio return, providing portfolio diversification, or hedging plan liabilities.

The EROA, once set, is applied to the calculated value of plan assets in the determination of the expected return component of Kodak’s pension expense.  Kodak uses a calculated value of plan assets, which recognizes gains and losses in the fair value of assets over a four-year period, to calculate expected return on assets.   At December 31, 2014, the calculated value of the assets of Kodak’s major U.S. and non-U.S. defined benefit pension plans was approximately $4.6 billion and the fair value was approximately $5.0 billion.  Asset gains and losses that are not yet reflected in the calculated value of plan assets are not included in amortization of unrecognized gains and losses.

Kodak reviews its EROA assumption annually.  To facilitate this review, every three years, or when market conditions change materially, Kodak’s larger plans will undertake asset allocation or asset and liability modeling studies.  The weighted average EROA used to determine the 2014 net pension expense for major U.S. and non-U.S. defined benefit pension plans was 7.63% and 4.88%, respectively.

Generally, Kodak bases the discount rate assumption for its significant plans on high quality corporate bond yields in the respective countries as of the measurement date.  Specifically, for its U.S. and Canadian plans, Kodak determines a discount rate using a cash flow model to incorporate the expected timing of benefit payments and an AA-rated corporate bond yield curve.  For Kodak's U.S. plans, the Citigroup Above Median Pension Discount Curve is used.  For Kodak’s other non-U.S. plans, discount rates are determined by comparison to published local high quality bond yields or indices considering estimated plan duration and removing any outlying bonds, as warranted.

The salary growth assumptions are determined based on Kodak’s long-term actual experience and future and near-term outlook.  The healthcare cost trend rate assumptions are based on historical cost and payment data, the near-term outlook and an assessment of the likely long-term trends.

The following table illustrates the sensitivity to a change to certain key assumptions used in the calculation of expense for the year ending December 31, 2015 and the projected benefit obligation (“PBO”) at December 31, 2014 for Kodak's major U.S. and non-U.S. defined benefit pension plans:

(in millions)	Impact on 2015 Pre-Tax Pension Expense Increase (Decrease)		Impact on PBO December 31, 2014 Increase (Decrease)

	U.S.	Non-U.S.	U.S.	Non-U.S.

Change in assumption:
25 basis point decrease in discount rate	$6	$(1)	$109	$28
25 basis point increase in discount rate	6	1	(104)	(27)
25 basis point decrease in EROA	9	2	n/a	n/a
25 basis point increase in EROA	(9)	(2)	n/a	n/a

Total pension income from continuing operations before special termination benefits, curtailments and settlements for the major defined benefit pension plan in the U.S. was $104 million for 2014 and is expected to be approximately $115 million in 2015.  Pension income from continuing operations before special termination benefits, curtailments and settlements for the major non-U.S. defined benefit pension plans was $4 million for 2014 and is projected to be approximately $15 million in 2015.

Total other postretirement benefit expense before curtailments and settlements for the major other postretirement benefit plans was $4 million in 2014 and is expected to be approximately $5 million in 2015.

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

Inventories

Kodak’s inventories are stated at the lower of cost or market.  Carrying values of excess and obsolete inventories are reduced to net realizable value.  Judgment is required to assess the ultimate demand for and realizable value of inventory.  The analysis of inventory carrying values considers several factors including length of time inventory is on hand, historical sales, product shelf life, product life cycle, product category, and product obsolescence.

Accounts Receivable Reserves

Kodak establishes accounts receivable reserves based on historical collections experience as well as reserves for specific receivables deemed to be at risk for collection.  The collectability of customer receivables is reviewed on an ongoing basis considering past due invoices and the current creditworthiness of each customer.  Judgment is required in assessing the ultimate realization of accounts receivables.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See Note 1, “Basis of Presentation and Significant Accounting Policies,” in the Notes to Financial Statements in Item 8.

KODAK OPERATING MODEL AND REPORTING STRUCTURE

Kodak has two reportable segments: the Graphics, Entertainment and Commercial Films Segment and the Digital Printing and Enterprise Segment. The balance of Kodak’s continuing operations, which do not meet the criteria of a reportable segment, are reported in All Other. Within each of Kodak’s reportable segments are various components, or Strategic Product Groups (“SPGs”). Throughout the remainder of this document, references to the segments’ SPGs are indicated in italics.

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

DETAILED RESULTS OF OPERATIONS
Net Sales from Continuing Operations by Reportable Segment (1)

	Successor		Predecessor			Predecessor
(in millions)	Year Ended December 31, 2014	Four Months Ended December 31, 2013	Eight Months Ended August 31, 2013	2014 Change vs. 2013 (Combined)	Foreign Currency Impact*	Year Ended December 31, 2012	2013 (Combined) Change vs. 2012	Foreign Currency Impact*

Graphics, Entertainment and Commercial Films
Inside the U.S.	$413	$117	$265	8%	0%	$384	(1%)	0%
Outside the U.S.	1,021	404	722	(9%)	(1%)	1,296	(13%)	(2%)
Total Graphics, Entertainment and Commercial Films	$1,434	$521	$987	(5%)	(1%)	$1,680	(10%)	(1%)

Digital Printing and Enterprise
Inside the U.S.	$299	$121	$239	(17%)	0%	$431	(16%)	0%
Outside the U.S.	369	163	280	(17%)	(1%)	508	(13%)	(2%)
Total Digital Printing and Enterprise	$668	$284	$519	(17%)	(1%)	$939	(14%)	(1%)

All Other
Inside the U.S.	$-	$-	$11	(100%)	0%	$37	(70%)	0%
Outside the U.S.	-	2	25	(100%)	0%	63	(57%)	(2%)
Total All Other	$-	$2	$36	(100%)	0%	$100	(62%)	(1%)

Consolidated
Inside the U.S.	$712	$238	$515	(5%)	0%	$852	(12%)	0%
Outside the U.S.	1,390	569	1,027	(13%)	(1%)	1,867	(15%)	(2%)
Total Consolidated	$2,102	$807	$1,542	(11%)	(1%)	$2,719	(14%)	(1%)

(1)     Sales are reported based on the geographic area of destination.

*        Represents the percentage change in segment net sales for the period that is attributable to foreign currency fluctuations.

Segment (Loss) Earnings and Consolidated (Loss) Earnings from Continuing Operations Before Income Taxes

	Successor		Predecessor		Predecessor
(in millions)	Year Ended December 31, 2014	Four Months Ended December 31, 2013	Eight Months Ended August 31, 2013	Change vs. 2013 (Combined)	Year Ended December 31, 2012

Graphics, Entertainment and Commercial Films	$31	$(35)	$5	203%	$(210)
Digital Printing and Enterprise	(77)	(59)	(37)	20%	(280)
Total segment (loss) earnings	(46)	(94)	(32)	63%	(490)

All Other	(10)	(3)	-		(3)
Restructuring costs and other	(61)	(17)	(49)		(232)
Corporate components of pension and OPEB income (expense) (1)	110	67	43		(2)
Other operating (expense) income, net	(9)	(2)	495		86
Legal contingencies, settlements and other	(4)	3	-		(1)
Loss on early extinguishment of debt, net	-	-	(8)		(7)
Interest expense	(62)	(22)	(106)		(139)
Other (charges) income, net	(17)	10	(13)		21
Reorganization items, net	(13)	(16)	2,026		(843)
Consolidated (loss) earnings from continuing operations before income taxes	$(112)	$(74)	$2,356	(105%)	$(1,610)

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

RESULTS OF OPERATIONS

CONSOLIDATED

	Successor			Predecessor			Predecessor
(in millions)	Year Ended December 31, 2014	% of Sales	Four Months Ended December 31, 2013	Eight Months Ended August 31, 2013	% of Sales (Combined)	% Change vs. 2013 (Combined)	Year Ended December 31, 2012	% of Sales	% Change vs. 2012 (2013 Combined)
Net sales	$2,102		$807	$1,542		(11%)	$2,719		(14%)
Cost of sales	1,646		687	1,174			2,426
Gross profit	456	22%	120	368	21%	(7%)	293	11%	67%
Selling, general and administrative expenses	310	15%	114	297	17%	(25%)	637	23%	(35%)
Research and development costs	94	4%	33	66	4%	(5%)	168	6%	(41%)
Restructuring costs and other	59	3%	17	43	3%	(2%)	215	8%	(72%)
Other operating expense (income), net	9	(0%)	2	(495)	21%	(102%)	(85)	3%	480%
(Loss) earnings from continuing operations before interest expense, loss on early extinguishment of debt, net, other (charges) income, net, reorganization items, net and income taxes	(16)	1%	(46)	457	17%	(104%)	(642)	(24%)	(164%)
Interest expense	62	3%	22	106	5%	(52%)	139	5%	(8%)
Loss on early extinguishment of debt, net	-		-	8	0%		7	0%
Other (charges) income, net	(21)	1%	10	(13)	0%	600%	21	1%	(114%)
Reorganization items, net	13	1%	16	(2,026)	86%	(101%)	843	31%	(338%)
(Loss) earnings from continuing operations before income taxes	(112)	(5%)	(74)	2,356	97%	(105%)	(1,610)	(59%)	242%
Provision (benefit) for income taxes	10	0%	8	155	7%	(94%)	(273)	(10%)	(160%)
(Loss) earnings from continuing operations	(122)	(6%)	(82)	2,201	90%	(106%)	(1,337)	(49%)	258%
Earnings (loss) from discontinued operations, net of income taxes	4	0%	4	(135)	(6%)	(103%)	(42)	(2%)	212%
NET (LOSS) EARNINGS	(118)	(6%)	(78)	2,066	85%	(106%)	(1,379)	(51%)	244%
Less: Net income attributable to noncontrolling interests	5	0%	3	-	0%		-	-	-
NET (LOSS) EARNINGS ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$(123)	(6%)	$(81)	$2,066	85%	(106%)	$(1,379)	(51%)	244%

	Year Ended December 31,		Percent Change vs. 2013 (Combined)

(in millions)	2014 (Successor)	Change vs. 2013 (Combined)	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net Sales	$2,102	-11%	-10%	0%	-1%	n/a

Gross profit margin	22%	1pp	n/a	-1pp	0pp	2pp

	Year Ended December 31,		Percent Change vs. 2012

(in millions)	2013 (Combined)	Change vs. 2012 (Predecessor)	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net Sales	$2,349	-14%	-17%	4%	-1%	n/a

Gross profit margin	21%	10pp	n/a	8pp	-1pp	3pp

Revenues

Current Year
For the year ended December 31, 2014, revenues decreased approximately 11% compared with the same period in 2013, primarily due to volume declines in Entertainment Imaging and Commercial Films (-4%), Consumer Inkjet Systems (-3%) and Digital Printing (-2%). Also contributing to the decline was unfavorable foreign exchange (-1%) and unfavorable price/mix (-1%) within Graphics.  Partially offsetting these declines was favorable price/mix within Intellectual Property and Brand Licensing (+1%).  See segment discussions below for additional information.

Included in revenues were non-recurring intellectual property licensing agreements. Such agreements contributed approximately $70 million to revenues in 2014 and $40 million in 2013.

Prior Year
For the year ended December 31, 2013, net sales decreased approximately 14% compared with the same period in 2012 primarily due to volume declines in each segment, partially offset by favorable price/mix within Intellectual Property and Brand Licensing (+3%)  and Entertainment Imaging and Commercial Films (+2%). The impact of the application of fresh start accounting was not material.  See segment discussions below for additional information.

Included in revenues were non-recurring intellectual property licensing agreements. Such agreements contributed approximately $40 million to revenues in 2013. There were no significant non-recurring intellectual property licensing agreements in 2012. However, there was a $61 million license revenue reduction reflecting sharing, with licensees, of the withholding tax refund received in 2012 (refer to Note 14, “Income Taxes” for additional information).

Gross Profit

Current Year
The increase in gross profit percent from 2013 to 2014 was driven by favorable manufacturing and other costs due to the revaluation of inventory from the application of fresh start accounting impacting the prior year.  Unfavorable price/mix within Consumer Inkjet Systems (-1pp) and Graphics (-1pp) was partially offset by favorable price/mix within Intellectual Property and Brand Licensing (+1pp).  See segment discussions below for additional details.

Prior Year
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

Selling, General and Administrative Expenses

The decreases in consolidated selling, general and administrative expenses (SG&A) from 2013 to 2014 and from 2012 to 2013 were the result of cost reduction actions.  For 2012 to 2013 this included the change in strategy for Consumer Inkjet Systems.

Research and Development Costs

The decrease in consolidated R&D from 2013 to 2014 was driven by a reduction in pension and other postretirement benefit costs in the current year.

The decrease in consolidated research and development costs (R&D) from 2012 to 2013 was primarily attributable to cost reduction actions resulting from focusing development activities on core products and certain products reaching the commercialization stage.

Restructuring Costs and Other
These costs, as well as the restructuring costs reported in Cost of revenues, are discussed under the "RESTRUCTURING COSTS AND OTHER" section in this MD&A.

Other Operating Expense (Income), Net

For details, refer to Note 12, “Other Operating Expense (Income), Net.”

Other (Charges) Income, Net

For details, refer to Note 13, “Other (Charges) Income, Net.”

Reorganization Items, Net

For details, refer to Note 26, “Reorganization Items, Net.”

Income Tax Provision (Benefit)

(in millions)	Successor		Predecessor
	Year Ended December 31, 2014	Four Months Ended December 31, 2013	Eight Months Ended August 31, 2013	Year Ended December 31, 2012
(Loss) earnings from continuing operations before income taxes	$(112)	$(74)	$2,356	$(1,610)
Provision (benefit) for income taxes	10	8	155	(273)
Effective tax rate	(9%)	(11%)	7%	17%
(Benefit) provision for income taxes @ 35%	(39)	(25)	825	(564)
Difference between tax @ effective vs statutory rate	49	33	(670)	291

(in millions)	Year Ended December 31,
	2014	2013 (Combined)	2012
(Loss) earnings from continuing operations before income taxes	$(112)	$2,282	$(1,610)
Provision (benefit) for income taxes	10	163	(273)
Effective tax rate	(9%)	7%	17%
(Benefit) provision for income taxes @ 35%	(39)	799	(564)
Difference between tax @ effective vs statutory rate	49	(636)	291

Current Year
The change in Kodak’s effective tax rate from continuing operations for 2014 as compared to 2013 is primarily attributable to: (1) a provision as a result of losses generated within the U.S. for which no benefit was recognized, partially offset by a benefit as a result of income in certain jurisdictions outside the U.S. for which no provision was recognized due to management’s conclusion that it was more likely than not that the tax benefits would not be realized in the twelve months ending December 31, 2014, (2) a benefit as a result of income within the U.S. and in certain jurisdictions outside the U.S. for which no provision was recognized due to management’s conclusion that it was more likely than not that the tax benefits would not be realized in the combined year to date period ended December 31, 2013, (3) a provision as a result of the establishment of a deferred tax asset valuation allowance in certain jurisdictions outside the U.S. in the combined year to date period ended December 31, 2013, (4) a benefit as a result of tax accounting impacts related to items reported in Accumulated other comprehensive income in the Consolidated Statement of Financial Position as of December 31, 2013, (5) a benefit associated with the tax impact of the goodwill impairment recognized in the combined year to date period ended December 31, 2013, (6) a provision associated with withholding taxes on foreign dividends paid in the combined year to date period ended December 31, 2013, (7) an decrease associated with foreign withholding taxes on undistributed earnings, (8) a provision associated with withholding taxes on the sale of intellectual property in the combined year to date period ended December 31, 2013, (9) a benefit as a result of Kodak reaching a settlement with a taxing authority in a location outside the U.S. related to withholding taxes in the twelve months ended December 31, 2014 and (10) a benefit as a result of Kodak reaching an settlement in a location outside the U.S. for the period ended December 31, 2014.

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

Discontinued Operations

Discontinued operations of Kodak include the Personalized and Document Imaging businesses, digital capture and devices business, Kodak Gallery, and other miscellaneous businesses.  For details, refer to Note 27, “Discontinued Operations” for additional information.

GRAPHICS, ENTERTAINMENT AND COMMERCIAL FILMS

	Successor			Predecessor			Predecessor
(in millions)	Year Ended December 31, 2014	% of Sales	Four Months Ended December 31, 2013	Eight Months Ended August 31, 2013	% of Sales (Combined)	2014 Change vs. 2013 (Combined)	Year Ended December 31, 2012	% of Sales	2013 (Combined) Change vs. 2012
Net sales	$1,434		$521	$987		(5%)	$1,680		(10%)
Cost of sales	1,192		472	805		(7%)	1,509		(15%)
Gross profit	242	17%	49	182	15%	5%	171	10%	35%
Selling, general and administrative expenses	190	13%	77	164	16%	(21%)	341	20%	(29%)
Research and development costs	21	1%	7	13	1%	5%	40	2%	(50%)
Segment earnings (loss)	$31	2%	$(35)	$5	(2%)	203%	$(210)	(13%)	(86%)

	Year Ended December 31,		Percent Change vs. 2013 (Combined)

(in millions)	2014 (Successor)	Change vs. 2013 (Combined)	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net Sales	$1,434	-5%	-5%	1%	-1%	n/a

Gross profit margin	17%	2pp	n/a	0pp	0pp	2pp

	Year Ended December 31,		Percent Change vs. 2012

(in millions)	2013 (Combined)	Change vs. 2012 (Predecessor)	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net Sales	$1,508	-10%	-16%	7%	-1%	n/a

Gross profit margin	15%	5pp	n/a	6pp	-1pp	0pp

Revenues

Current Year
The decrease in the Graphics, Entertainment and Commercial Films Segment revenues of approximately 5% for the year ended December 31, 2014 reflected volume declines within Entertainment Imaging & Commercial Films driven by reduced demand for motion picture products (-9%) which was partially offset by increased revenues from third party manufacturing services performed under supply agreements with Kodak Alaris (+3%).  Higher revenues within Intellectual Property and Brand Licensing (+2%) were partially offset by unfavorable price/mix within Graphics (-2%), largely attributable to pricing pressures in the industry.

Included in revenues were non-recurring intellectual property licensing agreements. Such agreements contributed approximately $70 million to revenues in 2014 and $40 million in 2013.

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

Included in revenues were non-recurring intellectual property licensing agreements.  Such agreements contributed approximately $40 million to revenues in 2013.  There were no significant non-recurring intellectual property licensing agreements in 2012.  However, there was a $61 million licensing revenue reduction reflecting sharing, with licensees, of the withholding tax refund received in 2012 (refer to Note 14, “Income Taxes” for additional information).

Gross Profit

Current Year
The increase in Graphics, Entertainment and Commercial Films Segment gross profit percent for the year ended December 31, 2014 was primarily driven by favorable manufacturing and other costs within Graphics (+5pp), due to the revaluation of inventory from the application of fresh start accounting impacting the prior year period (+2pp) with the remainder primarily due to productivity improvements (+1pp) and lower aluminum cost (+1pp).  Partially offsetting this improvement was unfavorable manufacturing and other costs within Entertainment Imaging & Commercial Films (-3pp), primarily due to lower production volumes.  Additionally, favorable price/mix within Intellectual Property and Brand Licensing (+2pp) due to the arrangements mentioned above offset unfavorable price/mix within Graphics (-2pp) due to pricing pressures in the industry.

Prior Year
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

Selling, General and Administrative Expenses

The decreases in SG&A from 2013 to 2014 and 2012 to 2013 were primarily the result of cost reduction actions.

Research and Development Costs

The decrease in R&D from 2012 to 2013 was primarily attributable to cost reduction actions resulting from focused development activities on core products.

DIGITAL PRINTING AND ENTERPRISE

	Successor			Predecessor			Predecessor
(in millions)	Year Ended December 31, 2014	% of Sales	Four Months Ended December 31, 2013	Eight Months Ended August 31, 2013	% of Sales (Combined)	2014 Change vs. 2013 (Combined)	Year Ended December 31, 2012	% of Sales	2013 (Combined) Change vs. 2012
Net sales	$668		$284	$519		(17%)	$939		(14%)
Cost of sales	504		243	373		(18%)	813		(24%)
Gross profit	164	25%	41	146	23%	(12%)	126	13%	48%
Selling, general and administrative expenses	153	23%	67	128	24%	(22%)	274	29%	(29%)
Research and development costs	88	13%	33	55	11%	-	132	14%	(33%)
Segment loss	$(77)	(12%)	$(59)	$(37)	(12%)	20%	$(280)	(30%)	66%

	Year Ended December 31,		Percent Change vs. 2013 (Combined)

(in millions)	2014 (Successor)	Change vs. 2013 (Combined)	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net Sales	$668	-17%	-15%	-1%	-1%	n/a

Gross profit margin	25%	2pp	n/a	-3pp	0pp	5pp

	Year Ended December 31,		Percent Change vs. 2012

(in millions)	2013 (Combined)	Change vs. 2012 (Predecessor)	Volume	Price/Mix	Foreign Exchange	Manufacturing and Other Costs

Net Sales	$803	-14%	-13%	0%	-1%	n/a

Gross profit margin	23%	10pp	n/a	11pp	0pp	-1pp

Revenues

Current Year
The decrease in the Digital Printing and Enterprise Segment revenues of approximately 17% for the year ended December 31, 2014 was primarily attributable to volume declines within Consumer Inkjet Systems (-9%), driven by lower sales of ink to the existing installed base of printers, and within Digital Printing (-6%) driven by fewer placements of continuous inkjet components and electrophotographic units and related consumables. Also contributing to the decline was unfavorable price/mix within Digital Printing (-2pp) due to pricing declines on electrophotographic color annuities, and lower revenues within Enterprise Services & Solutions (-2%) due to a reduction in government contracts as well as divested operations.  Partially offsetting these declines were volume improvements within Packaging and Functional Printing (+2%) from increased sales of Flexcel NX plates largely attributable to a larger installed base of Flexcel NX equipment.

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

Gross Profit

Current Year
The increase in the Digital Printing and Enterprise Segment gross profit percent for the year ended December 31, 2014  was primarily due to improvements in manufacturing and other costs due to the prior year being adversely impacted by the revaluation of inventory from the application of fresh start accounting (+4pp). This was offset by consumer ink sales constituting a lower percentage of the segment’s gross profit dollars (-4pp).

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

Selling, General and Administrative Expenses
The decreases in SG&A from 2013 to 2014 and 2012 to 2013 were the result of cost reduction actions.  For 2012 to 2013 this included the change in strategy for Consumer Inkjet Systems.

Research and Development Costs
The decrease in R&D from 2012 to 2013 was primarily attributable to cost reduction actions resulting from focusing development activities on core products and certain products reaching the commercialization stage.

RESTRUCTURING COSTS AND OTHER

2014

Restructuring actions taken in 2014 included steps toward exiting a plate manufacturing facility in the UK, as described in further detail below. In addition, actions were initiated to reduce Kodak’s cost structure as part of its commitment to drive sustainable profitability and included a workforce reduction in France, manufacturing capacity reductions in the U.S., a research and development site consolidation in the U.S., and various targeted reductions in service, sales, research and development and other administrative functions.

As a result of these actions, for the year ended December 31, 2014 Kodak recorded $61 million of charges, including $2 million for accelerated depreciation which were reported in Cost of revenues and $59 million which were reported as Restructuring costs and other in the accompanying Consolidated Statement of Operations.

The Company made cash payments related to restructuring of approximately $52 million for the year ended December 31, 2014.

The restructuring actions implemented in 2014 are expected to generate future annual cash savings of approximately $77 million. These savings are expected to reduce future annual Cost of revenues, SG&A and R&D expenses by $29 million, $38 million and $10 million, respectively. Kodak expects the majority of the annual savings to be in effect by the end of 2015 as actions are completed.

Leeds Plate Manufacturing Facility Exit

On March 3, 2014, Kodak announced a plan to exit its prepress plate manufacturing facility located in Leeds, England.  This decision was pursuant to Kodak’s initiative to consolidate manufacturing operations globally, and is expected to result in a more efficient delivery of its products and solutions.  Kodak began the exit of the facility in the second quarter of 2014, and expects to phase out production at the site from mid-to-late 2015 and to complete the exit of the facility by the second quarter of 2016.

As a result of the decision, Kodak originally expected to incur total charges of $30 to $40 million, including $8 to $10 million of charges related to separation benefits, $20 to $25 million of non-cash related charges for accelerated depreciation and asset write-offs and $2 to $5 million in other cash related charges associated with this action.  Based on refinements in estimates, Kodak now expects to incur total charges of $20 to $30 million, including $10 to $15 million of non-cash related charges for accelerated depreciation and asset write-offs.  The estimates for separation benefits and other cash related charges remain unchanged.

Kodak implemented certain actions under this program during 2014.  As a result of these actions, Kodak recorded severance charges of $3 million, long-lived asset impairment charges of $2 million, and accelerated depreciation charges of $2 million.

2013

For the four months ended December 31, 2013, Kodak recorded $17 million of charges reported as Restructuring costs and other in the accompanying Consolidated Statement of Operations. For the eight months ended August 31, 2013, Kodak recorded $52 million of charges, including $4 million for accelerated depreciation and $2 million for inventory write-downs which were reported in Cost of revenues, $43 million reported as Restructuring costs and other and $3 million which were reported as Earnings (loss) from discontinued operations in the accompanying Consolidated Statement of Operations.

2012

For the year ended December 31, 2012, Kodak recorded $271 million of charges, including $13 million of charges for accelerated depreciation and $4 million of charges for inventory write-downs, which were reported in Cost of revenues, $39 million that was reported as Earnings (loss) from discontinued operations and $215 million of charges that were reported as Restructuring costs and other in the accompanying Consolidated Statement of Operations for the year ended December 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

2014

	As of December 31,
(in millions)	2014	2013

Cash and cash equivalents	$712	$844

Cash Flow Activity

(in millions)	Successor		Predecessor
	Year Ended December 31, 2014	Four Months Ended December 31, 2013	Eight Months Ended August 31, 2013	Computed Change vs 2013 (Combined)
Cash flows from operating activities:
Net cash used in operating activities	$(128)	$(102)	$(565)	$539

Cash flows from investing activities:
Net cash provided by investing activities	41	81	679	(719)

Cash flows from financing activities:
Net cash used in financing activities	(7)	(38)	(328)	359

Effect of exchange rate changes on cash	(38)	5	(23)	(20)

Net (decrease) increase in cash and cash equivalents	$(132)	$(54)	$(237)	$159

Operating Activities

Net cash used in operating activities improved by $539 million for the year ended December 31, 2014 as compared with the prior year primarily due to improved earnings impacting cash flow from operations, reflecting higher intellectual property licensing income, lower payments associated with the reorganization and lower interest payments.  Higher interest payments in 2013 were due to payments made in that year for interest accrued but unpaid in 2012, higher outstanding debt balances and higher average interest rates prior to emergence. The improvements in cash flow from operations were partially offset by the $49 million funding of the Eastman Business Park Trust in the current year.

Investing Activities

Net cash provided by investing activities decreased $719 million for the year ended December 31, 2014 as compared with the prior year primarily due to the $820 million of proceeds from the 2013 sales of the digital imaging patent portfolio and the Personalized Imaging and Document Imaging businesses partially offset by the release of restricted cash accounts funded in 2013.

Financing Activities

Net cash used in financing activities decreased $359 million for the year ended December 31, 2014 as compared with the prior year due to the $811 million net pay-down of debt in 2013, partially offset by the $406 million proceeds from the rights offering and the $35 million contingent cash received with the sale of the Personalized Imaging and Document Imaging businesses.

Sources of Liquidity

Available liquidity includes cash balances and the unused portion of the ABL Credit Agreement.  The ABL Credit Agreement had $29 million of net availability as of December 31, 2014. The amount of available liquidity is subject to fluctuations and includes cash balances held by various entities worldwide.  At December 31, 2014 and December 31, 2013, approximately $214 million and $307 million, respectively, of cash and cash equivalents were held within the U.S. and approximately $498 million and $537 million, respectively, of cash and cash equivalents were held outside the U.S.  Cash balances held outside of the U.S. are generally required to support local country operations, may have high tax costs, or other limitations that delay the ability to repatriate, and therefore may not be readily available for transfer to other jurisdictions.  Additionally, in China, where approximately $241 million of cash and cash equivalents were held as of December 31, 2014, there are limitations related to net asset balances that impact the ability to make cash available to other jurisdictions in the world.  Under the terms of the Company’s Credit Agreements, the Company is permitted to invest up to $100 million at any time in subsidiaries and joint ventures that are not party to the loan agreement.

Cash flows from investing activities included $43 million for capital expenditures for the year ended December 31, 2014.  Kodak expects approximately $45 million of cash flows for investing activities from capital expenditures for the year ended December 31, 2015.  Additionally, Kodak intends to utilize a variety of methods to finance customer equipment purchases in the future, including expansion of third party finance programs and internal financing through both leasing and installment loans.

Kodak believes that its liquidity position is adequate to fund its operating and investing needs and to provide the flexibility to respond to further changes in the business environment. See “Item 1A. Risk Factors” for a discussion of potential challenges to liquidity.

Refer to Note 8, "Short-Term Borrowings and Long-Term Debt," in the Notes to Financial Statements for further discussion of long-term debt, related maturities and interest rates as of December 31, 2014 and December 31, 2013.

Contractual Obligations

The impact that contractual obligations are expected to have on Kodak's cash flow in future periods is as follows:

		As of December 31, 2014
(in millions)	Total	2015	2016	2017	2018	2019	2020	+

Long-term debt (1)	$689	$5	$4	$4	$4	$397	$275
Interest payments on debt	326	64	64	65	62	51	20
Operating lease obligations	105	30	23	17	12	10	13
Purchase obligations (2)	31	15	6	3	3	2	2
Total (3) (4) (5)	$1,151	$114	$97	$89	$81	$460	$310

(1)
Primarily represents the maturity values of Kodak's long-term debt obligations as of December 31, 2014.  Annual amounts represent the minimum principal payments owed each year.  The contractual obligations do not reflect any contingent mandatory annual principal repayments that may be required to be made upon achieving certain excess cash flow targets, as defined in the senior secured credit facility.  Other prepayments may be required upon the occurrences of certain other events.  Refer to Note 8, "Short-Term Borrowings and Long-Term Debt," in the Notes to Financial Statements.

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

(3)
Due to uncertainty regarding the completion of tax audits and possible outcomes, an estimate of the timing of payments related to uncertain tax positions and interest cannot be made.  See Note 14, “Income Taxes,” in the Notes to Financial Statements for additional information regarding Kodak’s uncertain tax positions.

(4)	Funding requirements for Kodak's major defined benefit retirement plans and other postretirement benefit plans have not been determined, therefore, they have not been included.

(5)
Because timing of their future cash outflows are uncertain, the other long-term liabilities presented in Note 7, “Other Long-Term Liabilities,” in the Notes to Financial Statements are excluded from this table.

Off-Balance Sheet Arrangements

EKC guarantees obligations to third parties for some of its consolidated subsidiaries.  The maximum amount guaranteed is $34 million and the outstanding amount for those guarantees is $20 million.

Kodak issues indemnifications in certain instances when it sells businesses and real estate, and in the ordinary course of business with its customers, suppliers, service providers and business partners.  Further, the Company indemnifies its directors and officers who are, or were, serving at the Company's request in such capacities.  Historically, costs incurred to settle claims related to these indemnifications have not been material to Kodak’s financial position, results of operations or cash flows.  Additionally, the fair value of the indemnifications that Kodak issued during the year ended December 31, 2014 was not material to Kodak’s financial position, results of operations or cash flows.

2013

Cash Flow Activity
	As of December 31,
	Successor	Predecessor
(in millions)	2013	2012

Cash and cash equivalents	$844	$1,135

Sources and uses of cash at emergence (including divesture of the Personalized Imaging and Document Imaging businesses) follow:

Sources:
Net Proceeds from Emergence Credit Facilities	$664
Proceeds from divestiture	325
Proceeds from Rights Offerings	406
Total sources		$1,395
Uses:
Repayment of Junior DIP Term Loans	$844
Repayment of Second Lien Notes	375
Claims paid at emergence	94
Funding of escrow accounts	113
Other fees & expenses	16
Total uses		1,442
Net uses		$(47)

(in millions)	Successor	Predecessor	Predecessor
	Four Months Ended December 31, 2013	Eight Months Ended August 31, 2013	Year Ended December 31, 2012	Computed Change vs 2012 (2013 Combined)
Cash flows from operating activities:
Net cash used in operating activities	$(102)	$(565)	$(289)	$(378)

Cash flows from investing activities:
Net cash provided by investing activities	81	679	52	708

Cash flows from financing activities:
Net cash (used in) provided by financing activities	(38)	(328)	508	(874)

Effect of exchange rate changes on cash	5	(23)	3	(21)

Net (decrease) increase in cash and cash equivalents	$(54)	$(237)	$274	$(565)

Operating Activities

Net cash used in operating activities increased $378 million for the year ended December 31, 2013 as compared with the prior year due to emergence related cash outflows and less cash being provided by working capital changes as compared to the prior year, partially offset by earnings improvement.

Investing Activities

Net cash provided by investing activities increased $708 million for the year ended December 31, 2013 as compared with the prior year, primarily due to the increase in proceeds from sales of businesses/assets of $746 million. The sale of the digital imaging patent portfolio contributed approximately $530 million and the sale of the Personalized Imaging and Document Imaging businesses contributed $290 million to investing activities. Partially offsetting these increases was the net funding of restricted cash and investment accounts of $41 million.

Financing Activities

Net cash used in financing activities increased $874 million for the year ended December 31, 2013 as compared with the prior year due to the net pay-down of debt in 2013 of approximately $811 million compared with borrowing under the Original Senior DIP Credit Agreement in 2012.  Partially offsetting the increased cash used in financing activities were the proceeds from the Rights Offering of $406 million and $35 million of contingent cash received related to the sale of the Personalized Imaging and Document Imaging businesses in 2013.

SUMMARY OF OPERATING DATA

A summary of operating data for 2014 and for the four years prior is shown on page 23.

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

Using a sensitivity analysis based on estimated fair value of open foreign currency forward contracts using available forward rates, if the U.S. dollar had been 10% weaker at December 31, 2014 and 2013, the fair value of open forward contracts would have decreased $2 million and $13 million, respectively.  Such changes in fair value would be substantially offset by the revaluation or settlement of the underlying positions hedged.

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

Kodak’s borrowings are in variable-rate instruments with an interest rate floor.  See Note 8, “Short-term borrowings and long-term debt” in the Notes to Financial Statements.  At both December 31, 2014 and December 31, 2013, the one-month LIBOR rate was approximately 0.17%.  If LIBOR rates were to rise above the 1% and 1.25% floors, interest expense would increase approximately $7 million for each 1% of LIBOR above the floor ($688 million face amount of debt times 1% at December 31, 2014).

Kodak’s financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments.  Kodak manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties.  Kodak has procedures to monitor the credit exposure amounts.  The maximum credit exposure at December 31, 2014 was not significant to Kodak.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Eastman Kodak Company

In our opinion, the accompanying consolidated statement of financial position as of December 31, 2014 and 2013 and the related consolidated statements of operations, of comprehensive (loss) income, of equity (deficit) and of cash flows for the year ended December 31, 2014 and for the four months ended December 31, 2013  present fairly, in all material respects, the financial position of Eastman Kodak Company and its subsidiaries (Successor) at December 31, 2014 and 2013 and the results of their operations and their cash flows for the year ended December 31, 2014 and the four months ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule of valuation and qualifying accounts appearing under Item 15 for the year ended December 31, 2014 and for the four months ended December 31, 2013 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
March 16, 2015

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Eastman Kodak Company

In our opinion, the accompanying consolidated statements of operations, of comprehensive (loss) income, of equity (deficit) and of cash flows for the eight months ended August 31, 2013 and for the year ended December 31, 2012 present fairly, in all material respects, the results of operations and cash flows of Eastman Kodak Company and its subsidiaries (Predecessor) for the eight months ended August 31, 2013 and for the year ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule of valuation and qualifying accounts appearing under Item 15 for the eight months ended August 31, 2013 and for the year ended December 31, 2012 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Rochester, New York
March 19, 2014

EASTMAN KODAK COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS

(in millions, except per share data)

	Successor		Predecessor
	Year Ended December 31, 2014	Four Months Ended December 31, 2013	Eight Months Ended August 31, 2013	Year Ended December 31, 2012
Revenues
Sales	$1,724	$674	$1,263	$2,265
Services	378	133	279	454
Total net revenues	2,102	807	1,542	2,719
Cost of revenues
Sales	1,362	581	955	2,039
Services	284	106	219	387
Total cost of revenues	1,646	687	1,174	2,426
Gross profit	456	120	368	293
Selling, general and administrative expenses	310	114	297	637
Research and development costs	94	33	66	168
Restructuring costs and other	59	17	43	215
Other operating expense (income), net	9	2	(495)	(85)
(Loss) earnings from continuing operations before interest expense, loss on early extinguishment of debt, net, other (charges) income, net, reorganization items, net and income taxes	(16)	(46)	457	(642)
Interest expense	62	22	106	139
Loss on early extinguishment of debt, net	-	-	8	7
Other (charges) income, net	(21)	10	(13)	21
Reorganization items, net	13	16	(2,026)	843
(Loss) earnings from continuing operations before income taxes	(112)	(74)	2,356	(1,610)
Provision (benefit) for income taxes	10	8	155	(273)
(Loss) earnings from continuing operations	(122)	(82)	2,201	(1,337)
Earnings (loss) from discontinued operations, net of income taxes	4	4	(135)	(42)
NET (LOSS) EARNINGS	(118)	(78)	2,066	(1,379)
Less: Net income attributable to noncontrolling interests	5	3	-	-
NET (LOSS) EARNINGS ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$(123)	$(81)	$2,066	$(1,379)

Basic and diluted (loss) earnings per share attributable to Eastman Kodak Company common shareholders:
Continuing operations	$(3.05)	$(2.04)	$8.08	$(4.92)
Discontinued operations	0.10	0.10	(0.50)	(0.15)
Total	$(2.95)	$(1.94)	$7.58	$(5.07)

Number of common shares used in basic and diluted (loss) earnings per share	41.7	41.7	272.7	271.8

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) INCOME

(in millions)

	Successor		Predecessor
	Year Ended December 31, 2014	Four Months Ended December 31, 2013	Eight Months Ended August 31, 2013	Year Ended December 31, 2012
NET (LOSS) EARNINGS	$(118)	$(78)	$2,066	$(1,379)
Less: net income attributable to noncontrolling interests	5	3	-	-
Net (loss) earnings attributable to Eastman Kodak Company	(123)	(81)	2,066	(1,379)

Other comprehensive (loss) income, net:
Currency translation adjustments	(33)	1	4	(14)
Realized and unrealized losses from hedging activity	-	-	-	(1)
Reclassification adjustment for hedging - related gains included in net earnings, net	-	-	-	5
Pension and other postretirement benefit plan obligation activity, net	(202)	98	1,604	60
Other comprehensive (loss) income, net attributable to Eastman Kodak Company	(235)	99	1,608	50
COMPREHENSIVE (LOSS) INCOME, NET ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$(358)	$18	$3,674	$(1,329)

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(in millions)

	As of December 31,
	2014	2013
ASSETS
Current Assets
Cash and cash equivalents	$712	$844
Receivables, net	414	571
Inventories, net	349	358
Deferred income taxes	31	48
Assets held for sale	14	95
Other current assets	30	55
Total current assets	1,550	1,971
Property, plant and equipment, net of accumulated depreciation of $231 and $67, respectively	524	684
Goodwill	96	88
Intangible assets, net	182	219
Restricted cash	37	79
Deferred income taxes	38	54
Other long-term assets	129	105
TOTAL ASSETS	$2,556	$3,200
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable, trade	$212	$281
Short-term borrowings and current portion of long-term debt	5	4
Liabilities held for sale	10	38
Other current liabilities	372	562
Total current liabilities	599	885
Long-term debt, net of current portion	672	674
Pension and other postretirement liabilities	662	572
Other long-term liabilities	324	421
Total liabilities	2,257	2,552

Commitments and contingencies (Note 9)

Equity
Common stock, $0.01 par value	-	-
Additional paid in capital	621	613
Treasury stock, at cost	(4)	(3)
Accumulated deficit	(204)	(81)
Accumulated other comprehensive (loss) income	(136)	99
Total Eastman Kodak Company shareholders’ equity	277	628
Noncontrolling interests	22	20
Total equity	299	648
TOTAL LIABILITIES AND EQUITY	$2,556	$3,200

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)

(in millions, except share data)
Eastman Kodak Company Shareholders
	Common Stock	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total	Noncontrolling Interests	Total
Equity (deficit) as of December 31, 2011 (Predecessor)	$978	$1,108	$4,071	$(2,666)	$(5,843)	$(2,352)	$2	$(2,350)
Net income	-	-	(1,379)	-	-	(1,379)	-	(1,379)
Other comprehensive income (net of tax):
Unrealized loss arising from hedging activity	-	-	-	(1)	-	(1)	-	(1)
Reclassification adjustment for hedging related losses included in net earnings	-	-	-	5	-	5	-	5
Currency translation adjustments	-	-	-	(14)	-	(14)	-	(14)
Pension and other postretirement liability adjustments	-	-	-	60	-	60	-	60
Total other comprehensive income	-	-	-	50	-	50	-	50
Stock-based compensation	-	2	-	-	-	2	-	2
Issuance of treasury stock, net (994,037 shares) (1)	-	(5)	(92)	-	97	-	-	-
Equity (deficit) as of December 31, 2012 (Predecessor)	978	1,105	2,600	(2,616)	(5,746)	(3,679)	2	(3,677)
Net income	-	-	2,066	-	-	2,066	-	2,066
Other comprehensive income (net of tax):
Currency translation adjustments	-	-	-	4	-	4	-	4
Pension and other postretirement liability adjustments	-	-	-	1,604	-	1,604	-	1,604
Total other comprehensive income	-	-	-	1,608	-	1,608	-	1,608
Stock-based compensation	-	3	-	-	-	3	-	3
Issuance of treasury stock, net (446,501 shares) (1)	-	(3)	(32)	-	35	-	-	-
Equity as of August 31, 2013 (Predecessor)	978	1,105	4,634	(1,008)	(5,711)	(2)	2	-
Investment in variable interest entity	-	-	-	-	-	-	8	8
Cancellation of Predecessor Company equity	(978)	(1,105)	(4,634)	1,008	5,711	2	-	2
Equity as of August 31, 2013 (Predecessor)	$-	$-	$-	$-	$-	$-	$10	$10

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
CONSOLIDATED STATEMENT OF EQUITY (DEFICIT) (Continued)

(in millions, except share data)

Eastman Kodak Company Shareholders
	Common Stock (2)	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total	Noncontrolling Interests	Total
Equity as of August 31, 2013 (Predecessor)	$-	$-	$-	$-	$-	$-	$10	$10
Issuance of Successor Company common stock	-	613	-	-	-	613	-	613
Equity as of September 1, 2013 (Successor)	-	613	-	-	-	613	10	623
Equity transactions with noncontrolling interest	-	-	-	-	-	-	7	7
Net (loss) income	-	-	(81)	-	-	(81)	3	(78)
Other comprehensive income (net of tax):
Currency translation adjustments	-	-	-	1	-	1	-	1
Pension and other postretirement liability adjustments	-	-	-	98	-	98		98
Stock-based compensation	-	1	-	-	-	1	-	1
Purchases of treasury stock, net (152,746 shares) (3)	-	(1)	-	-	(3)	(4)	-	(4)
Equity as of December 31, 2013 (Successor)	-	613	(81)	99	(3)	628	20	648
Equity transactions with noncontrolling interest	-	-	-	-	-	-	(3)	(3)
Net (loss) income	-	-	(123)	-	-	(123)	5	(118)
Other comprehensive income (net of tax):
Currency translation adjustments	-	-	-	(33)	-	(33)	-	(33)
Pension and other postretirement liability adjustments	-	-	-	(202)	-	(202)	-	(202)
Stock-based compensation	-	8	-	-	-	8	-	8
Purchases of treasury stock, (44,911 shares) (3)	-	-	-	-	(1)	(1)	-	(1)
Equity (deficit) as of December 31, 2014 (Successor)	$-	$621	$(204)	$(136)	$(4)	$277	$22	$299

(1)	Includes stock awards issued, offset by shares surrendered for taxes.
(2)	There are 60 million shares of no par value preferred stock authorized, none of which have been issued.
(3)	Represents purchases of common stock and/ or warrants to satisfy tax withholding obligations.

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

	Successor		Predecessor
	Year Ended December 31, 2014	Four Months Ended December 31, 2013	Eight Months Ended August 31, 2013	Year Ended December 31, 2012

Cash flows from operating activities:
Net (loss) earnings	$(118)	$(78)	$2,066	$(1,379)
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	199	75	118	245
Pension and other postretirement (income) expense	(78)	(61)	145	(27)
Net gains on sales of businesses/assets	(23)	(6)	(407)	(42)
Foreign exchange loss from remeasurement of Venezuela monetary assets	16	-	-	-
Loss on early extinguishment of debt	-	-	8	7
Non-cash restructuring costs, asset impairments and other charges	13	9	81	34
Stock based compensation	8	1	3	7
Reorganization items:
Non-cash reorganization gain	-	-	(1,964)	-
Payment of claims	(2)	-	(94)	-
Fresh start adjustments, net	-	-	(302)	-
Other non-cash reorganization items, net	8	3	119	717
Provision (benefit) for deferred income taxes	5	(2)	448	(20)
Decrease (increase) in receivables	143	(72)	105	319
Decrease (increase) in inventories	4	147	(27)	60
Decrease in liabilities excluding borrowings	(307)	(105)	(595)	(781)
Other items, net	4	(13)	(269)	571
Total adjustments	(10)	(24)	(2,631)	1,090
Net cash used in operating activities	(128)	(102)	(565)	(289)

Cash flows from investing activities:
Additions to properties	(43)	(21)	(18)	(42)
Proceeds from sales of businesses/assets	18	9	827	90
Use (funding) of restricted cash	68	93	(134)	-
Marketable securities – sales	-	-	21	95
Marketable securities – purchases	(2)	-	(17)	(91)
Net cash provided by investing activities	41	81	679	52

Cash flows from financing activities:
Proceeds from Emergence credit facilities	-	-	664	-
Proceeds from Senior and Junior DIP Credit Agreements	-	-	450	686
Proceeds from VIE credit facility	1	-	-	-
Repayment of term loans under Original Senior DIP Credit Agreement	-	-	(664)	(36)
Repayment of term loans under Junior DIP Credit Agreement	-	-	(844)	-
Repayment of emergence credit facilities	(4)	(2)	-	-
Repayment of other borrowings	-	(40)	(375)	(142)
Equity transactions of noncontrolling interests	(3)	7	-	-
Treasury stock purchases	(1)	(3)	-	-
Proceeds from Rights Offerings	-	-	406	-
Contingent consideration received with sale of business	-	-	35	-
Reorganization items	-	-	-	(41)
Proceeds from sale and leaseback transaction	-	-	-	41
Net cash (used in) provided by financing activities	(7)	(38)	(328)	508
Effect of exchange rate changes on cash	(38)	5	(23)	3
Net (decrease) increase in cash and cash equivalents	(132)	(54)	(237)	274
Cash and cash equivalents, beginning of period	844	898	1,135	861
Cash and cash equivalents, end of period	$712	$844	$898	$1,135

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

SUPPLEMENTAL CASH FLOW INFORMATION

(in millions)	Successor		Predecessor
	Year Ended December 31, 2014	Four Months Ended December 31, 2013	Eight Months Ended August 31, 2013	Year Ended December 31, 2012
Cash paid for interest and income taxes was:
Interest, net of portion capitalized of $3 as of December 31, 2014 , $0 as of December 31, 2013 and August 31, 2013, and $1 as of December 31, 2012.	$65	$22	$179	$63
Income taxes (net of refunds)	14	18	34	(13)

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

Upon emergence from bankruptcy on September 3, 2013, Kodak adopted fresh-start accounting which resulted in Kodak becoming a new entity for financial reporting purposes. Kodak applied fresh start accounting as of September 1, 2013. Accordingly, the consolidated financial statements on or after September 1, 2013 are not comparable to the consolidated financial statements prior to that date. Refer to Note 25, “Fresh Start Accounting” for additional information.

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

Certain amounts for prior periods have been reclassified to conform to the current period classification. In the first quarter of 2014, Kodak increased the value of goodwill determined as part of fresh start accounting by $8 million to correct for a liability that should have been recorded at emergence.  Refer to Note 5, “Goodwill and Other Intangibles.”

ACCOUNTING PRINCIPLES

The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.  The following is a description of the significant accounting policies of Kodak.

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of EKC and all companies directly or indirectly controlled by EKC, either through majority ownership or otherwise (collectively “Kodak”).  Kodak consolidates variable interest entities if Kodak has a controlling financial interest and is determined to be the primary beneficiary of the entity.  Kodak accounts for investments in companies over which it has the ability to exercise significant influence, but does not hold a controlling interest, under the equity method of accounting, and records its proportionate share of income or losses in Other (charges), income net in the accompanying Consolidated Statements of Operations.  Kodak accounts for investments in companies over which it does not have the ability to exercise significant influence under the cost method of accounting.  These investments are carried at cost and are adjusted only for other-than-temporary declines in fair value.  Kodak has eliminated all significant intercompany accounts and transactions, and net earnings are reduced by the portion of the net earnings of subsidiaries applicable to non-controlling interests.

Effective August 31, 2013, Kodak sold certain utilities and related facilities and entered into utilities supply and servicing arrangements with RED-Rochester, LLC (“RED”), a variable interest entity (“VIE”). Kodak determined that it was the primary beneficiary of the VIE. Therefore, Kodak consolidates RED’s assets, liabilities and results of operations.  Consolidated assets and liabilities of RED are $77 million and $11 million, respectively, as of December 31, 2014 and $85 million and $7 million, respectively, as of December 31, 2013.  RED’s equity in those net assets as of December 31, 2014 and 2013 is $21 million and $18 million, respectively.  The results of operations and cash flows of RED are immaterial to Kodak.  RED’s results of operations are reflected in net income attributable to noncontrolling interest in the accompanying Consolidated Statement of Operations.

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

FOREIGN CURRENCY

For most subsidiaries and branches outside the U.S., the local currency is the functional currency.  The financial statements of these subsidiaries and branches are translated into U.S. dollars as follows: assets and liabilities at year-end exchange rates; revenue, expenses and cash flows at average exchange rates; and shareholders’ equity at historical exchange rates.  For those subsidiaries for which the local currency is the functional currency, the resulting translation adjustment is recorded as a component of Accumulated other comprehensive (loss) income in the accompanying Consolidated Statement of Financial Position.  Translation adjustments related to investments that are permanent in nature are not tax-effected.

For certain other subsidiaries and branches outside the U.S., operations are conducted primarily in U.S. dollars, which is therefore the functional currency.  Monetary assets and liabilities of these foreign subsidiaries and branches, which are recorded in local currency, are remeasured at year-end exchange rates, while the related revenue, expense, and gain and loss accounts, which are recorded in local currency, are remeasured at average exchange rates.  Non-monetary assets and liabilities, and the related revenue, expense, and gain and loss accounts, are remeasured at historical exchange rates.  Adjustments that result from the remeasurement of the assets and liabilities of these subsidiaries are included in Other (charges) income, net in the accompanying Consolidated Statement of Operations.

The effects of foreign currency transactions, including related hedging activities, are included in Other (charges) income, net, in the accompanying Consolidated Statement of Operations.

Venezuela Currency
The Venezuelan government has maintained currency controls and a fixed official exchange rate since 2003.  At December 31, 2014, the official exchange rate is 6.3 Venezuelan Bolivars Fuertes (“BsF”) to the U.S. dollar.  Kodak has accounted for the Venezuelan economy as highly inflationary since 2010.  Accordingly, Kodak’s Venezuelan subsidiary uses the U.S. dollar as its functional currency, and monetary assets and liabilities denominated in BsF generate income or expense for changes in value associated with foreign currency exchange rate fluctuations against the U.S. dollar.  Kodak’s Venezuelan subsidiary does not have ongoing trading activity.

In 2013, the Venezuelan government announced the creation of a complementary currency exchange system, Sistema Complementario de Administracion de Divisas 1 (“SICAD 1”).  SICAD 1 is determined by an auction process restricted to invited entities for designated uses.  At December 31, 2014, the SICAD 1 exchange rate was 12.0 BsF to the U.S. Dollar.  In 2014, the Venezuelan government created another currency exchange system, Sistema Complementario de Administracion de Divisas 2 (“SICAD 2”), indicating that all industry sectors and companies would be eligible to participate in SICAD 2.  Transactions in SICAD 2 are regulated by the Venezuelan Central Bank.  Entities must submit applications to convert BsF to U.S. dollars under SICAD 2.  The exchange rate of SICAD 2 as of December 31, 2014 was 49.99 BsF to the U.S. dollar.

Given increased uncertainty in Venezuela, Kodak adopted the SICAD 2 rate to remeasure BsF denominated monetary assets and liabilities of its Venezuelan subsidiary to the U.S. dollar as of December 31, 2014.  As a result of this change, Kodak recorded a charge of $16 million in other (charges), income net in the fourth quarter of 2014.  As of December 31, 2014, Kodak’s Venezuelan subsidiary had approximately $2 million of BsF denominated net monetary assets, composed primarily of cash and cash equivalents .

Venezuelan government officials have recently indicated that the official primary exchange rate of 6.3 BsF to the U.S. dollar will remain available for importation of essential food and medicine, however the SICAD 1 and SICAD 2 rates will be merged and continue to be available on a limited basis while a new system will be created.

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

DERIVATIVE FINANCIAL INSTRUMENTS

All derivative instruments are recognized as either assets or liabilities and are measured at fair value.  Kodak does not use derivatives for trading or other speculative purposes.  See Note 11, “Financial Instruments.”

CASH EQUIVALENTS

All highly liquid investments with a remaining maturity of three months or less at date of purchase are considered to be cash equivalents.

INVENTORIES

Inventories are stated at the lower of cost or market.  The cost of all of Kodak’s inventories is determined by the average cost method, which approximates current cost.  Kodak provides inventory reserves for excess, obsolete or slow-moving inventory based on changes in customer demand, technology developments or other economic factors. In connection with fresh start accounting, Kodak adjusted the net book value of inventories to their estimated fair value as of September 1, 2013.  Refer to Note 25, “Fresh Start Accounting.”

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at cost, net of accumulated depreciation with the exception of property, plant and equipment owned as of the application of fresh start accounting. Kodak capitalizes additions and improvements while maintenance and repairs are charged to expense as incurred.  Upon sale or other disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount, less proceeds from disposal, is charged or credited to net (loss) earnings.  In connection with fresh start accounting, property, plant and equipment were adjusted to their estimated fair value and depreciable lives were revised as of September 1, 2013. Refer to Note 25, “Fresh Start Accounting.”

Kodak calculates depreciation expense using the straight-line method over the assets’ estimated useful lives, which are as follows:

	Successor Company	As of September 1, 2013
Buildings and building improvements	5-40	1-38
Land improvements	20	1-20
Leasehold improvements	3-20	1-10
Equipment	3-15	1-20
Tooling	1-3	1-3
Furniture and fixtures	5-10	1-10

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

When testing goodwill for impairment, Kodak may assess qualitative factors for some or all of its reporting units to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill.  If Kodak determines based on this qualitative test of impairment that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, or elects to bypass the qualitative assessment for some or all of its reporting units, then a two-step goodwill impairment test is performed to test for a potential impairment of goodwill (step 1) and if potential losses are identified, to measure the impairment loss (step 2).  Determining the fair value of a reporting unit involves the use of significant estimates and assumptions.  Refer to Note 5, “Goodwill and Other Intangible Assets” and Note 25, “Fresh Start Accounting.”

WORKERS COMPENSATION

Kodak self insures and participates in high-deductible insurance programs with retention and per occurrence deductible levels for claims related to workers compensation. The estimated liability for workers compensation is based on actuarially estimated, discounted cost of claims, including claims incurred but not reported.   Historical loss development factors are utilized to project the future development of incurred losses, and the amounts are adjusted based on actual claim experience, settlements, claim development trends, changes in state regulations and judicial interpretations.  Amounts recoverable from insurance companies or third parties are estimated using historical experience and estimates of future recoveries.  Estimated recoveries are not offset against the related accrual.

REVENUE

Kodak’s revenue transactions include sales of products (such as components and consumables for use in Kodak and other manufacturers’ equipment and film based products); equipment; software; services; integrated solutions; and intellectual property and brand licensing.  Kodak recognizes revenue when realized or realizable and earned, which is when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the sales price is fixed or determinable; and (4) collectability is reasonably assured.  At the time revenue is recognized, Kodak provides for the estimated costs of customer incentive programs, warranties and estimated returns and reduces revenue accordingly.  For those incentives that require the estimation of sales volumes or redemption rates, such as for volume rebates, Kodak uses historical experience and internal and customer data to estimate the sales incentive at the time revenue is recognized.  Kodak accrues the estimated cost of post-sale obligations, including basic product warranties, based on historical experience at the time Kodak recognizes revenue.

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

Kodak's transactions may involve the sale of equipment, software, and related services under multiple element arrangements.  Kodak allocates revenue at the inception of an arrangement to the various elements based on available vendor specific objective evidence (“VSOE”), third-party evidence (“TPE”), or best estimated selling price (“BESP”) on the basis of the relative selling price.  When applying the relative selling price method, the selling price for each deliverable is based on its VSOE if available, TPE if VSOE is not available, or BESP if neither VSOE nor TPE is available.  Kodak establishes VSOE of selling price using the price charged for a deliverable when sold separately.  TPE of selling price is established by evaluating largely similar and interchangeable competitor products or services in standalone sales to similarly situated customers.  The BESP is established by considering internal factors such as margin objectives, pricing practices and controls, customer segment pricing strategies and the product life cycle.  Consideration is also given to geographies, market conditions such as competitor pricing strategies and industry technology life cycles.  Revenue allocated to an individual element is recognized when all revenue recognition criteria are met for that element.  Kodak limits the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services, future performance obligations or subject to customer-specified return or refund privileges.

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

RESEARCH AND DEVELOPMENT COSTS

Research and development (“R&D”) costs, which include costs incurred in connection with new product development, fundamental and exploratory research, process improvement, product use technology and product accreditation, are expensed in the period in which they are incurred.  The acquisition-date fair value of R&D assets acquired in a business combination is capitalized. In connection with fresh start accounting, Kodak capitalized the estimated fair value of certain in-process research and development projects. Refer to Note 5, “Goodwill and Other Intangible Assets” and Note 25, “Fresh Start Accounting.”

ADVERTISING

Advertising costs are expensed as incurred and are included in Selling, general and administrative expenses in the accompanying Consolidated Statement of Operations.  Advertising expenses amounted to $13 million, $6 million, $14 million and $66 million for the year ended December 31, 2014, four months ended December 31, 2013, eight months ended August 31, 2013 and year ended December 31, 2012, respectively.

SHIPPING AND HANDLING COSTS

Amounts charged to customers and costs incurred by Kodak related to shipping and handling are included in net sales and cost of sales, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS

Kodak reviews the carrying values of its long-lived assets, other than goodwill and intangible assets with indefinite useful lives, for impairment whenever events or changes in circumstances indicate that the carrying values may not be recoverable.  In connection with fresh start accounting, the carrying values of long-lived assets were adjusted to estimated fair value as of September 1, 2013 and Kodak revised its estimates of the remaining useful lives of all long-lived assets.   Refer to Note 25, “Fresh Start Accounting.”

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

Kodak recorded indefinite-lived intangible assets related to the Kodak trade name and in-process research and development in conjunction with fresh start accounting.  The carrying values of indefinite-lived intangible assets are evaluated for potential impairment annually on October 1 or whenever events or changes in circumstances indicate that it is more likely than not that the asset is impaired. Refer to Note 5, “Goodwill and Other Intangible Assets.”

INCOME TAXES

Kodak recognizes deferred tax liabilities and assets for the expected future tax consequences of operating losses, credit carry-forwards and temporary differences between the carrying amounts and tax basis of Kodak’s assets and liabilities.  Kodak records a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized.  For discussion of the amounts and components of the valuation allowances as of December 31, 2014 and 2013, see Note 14, “Income Taxes.”

The undistributed earnings of Kodak’s foreign subsidiaries are not considered permanently reinvested.  Kodak has recognized a deferred tax liability (net of related foreign tax credits) on the foreign subsidiaries’ undistributed earnings.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In March 2013, the FASB issued ASU No. 2013-05, “Foreign Currency Matters (Topic 830)—Parent’s Accounting for the Cumulative Translation Adjustment upon De-recognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” ASU No. 2013-05 clarifies when a cumulative translation adjustment should be released into earnings. The changes in the ASC are effective prospectively for annual and interim periods beginning after December 15, 2013 (January 1, 2014 for Kodak). This guidance did not have an impact on Kodak’s Consolidated Financial Statements.

In February 2013, the FASB issued ASU No. 2013-04, “Liabilities (Topic 405)—Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.” ASU No 2013-04 requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the following: the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The amendments in this update are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013 (January 1, 2014 for Kodak). This guidance did not have an impact on Kodak’s Consolidated Financial Statements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers (Topic 606).”  ASU 2014-09 supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition” and most industry-specific guidance.  The core principle of ASU 2014-09 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 (January 1, 2017 for Kodak) and allows either a full retrospective adoption to all periods presented or a modified retrospective adoption approach with the cumulative effect of initial application of the revised guidance recognized at the date of initial application.  Kodak is currently evaluating the adoption alternatives and impact of this ASU.

In April 2014, the FASB issued ASU No. 2014-08 (“ASU 2014-08”), “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360).”  ASU 2014-08 defines a discontinued operation as a disposal of a component (or group of components) of an entity that was disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.  ASU 2014-08 expands the disclosures  when an entity retains a significant continuing involvement with a discontinued operation as well as for disposals of individually material components that do not qualify as discontinued operations.  The amendments in the update are effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014 (January 1, 2015 for Kodak) to new disposals and new disposal groups classified as held for sale after the effective date. Kodak does not expect the adoption of this guidance to have a material impact on its Consolidated Financial Statements.

NOTE 2:  RECEIVABLES, NET

(in millions)	As of December 31, 2014	As of December 31, 2013

Trade receivables	$361	$473
Miscellaneous receivables	53	98
Total (net of allowances of $11 and $6 as of December 31, 2014 and December 31, 2013, respectively)	$414	$571

Approximately $31 million and $39 million of the total trade receivable amounts as of December 31, 2014 and 2013, respectively, will potentially be settled through customer deductions in lieu of cash payments.  Such deductions represent rebates owed to customers and are included in Other current liabilities in the accompanying Consolidated Statement of Financial Position.

NOTE 3:  INVENTORIES, NET

(in millions)	As of December 31, 2014	As of December 31, 2013

Finished goods	$204	$185
Work in process	73	94
Raw materials	72	79
Total	$349	$358

NOTE 4:  PROPERTY, PLANT AND EQUIPMENT, NET

(in millions)	As of December 31, 2014	As of December 31, 2013

Land	$100	$117
Buildings and building improvements	176	178
Machinery and equipment	432	414
Construction in progress	47	42
	755	751
Accumulated depreciation	(231)	(67)
Property, plant and equipment, net	$524	$684

Depreciation expense was $174 million, $67 million, $91 million and $182 million for the year ended December 31, 2014, four months ended December 31, 2013, eight months ended August 31, 2013 and the year ended December 31, 2012, respectively, of which approximately $2 million, $0 million, $4 million and $13 million, respectively, represented accelerated depreciation in connection with restructuring actions.

NOTE 5:  GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the changes in the carrying value of goodwill by reportable segment:

(in millions)	Graphics, Entertainment and Commercial Films Segment	Digital Printing and Enterprise Segment	Consolidated Total

Balance as of December 31, 2012 (Predecessor):	$115	$17	$132
Impairment	(77)	-	(77)
Currency translation adjustments	1	-	1
Balance as of August 31, 2013 (Predecessor):	$39	$17	$56

Impact of fresh start accounting	$22	$10	$32
Balance as of December 31, 2013 (Successor):	$61	$27	$88
Fresh start accounting adjustment	6	2	8
Balance as of December 31, 2014 (Successor):	$67	$29	$96

Gross goodwill and accumulated impairment losses were $1.543 billion and $1.411 billion, respectively, as of December 31, 2012 and $1.544 billion and $1.488 billion, respectively, as of August 31, 2013.  As part of fresh start accounting, Kodak adjusted the carrying value of goodwill (see Note 25, “Fresh Start Accounting”).

Due to the sale of Kodak’s digital imaging patents during the first quarter of 2013, Kodak concluded that the carrying value of goodwill for its Intellectual Property and Brand Licensing reporting unit exceeded the implied fair value of goodwill. The fair value of the Intellectual Property and Brand Licensing reporting unit was estimated using an income approach in which the future cash flows, including a terminal value at the end of the projection period, were discounted to present value. Kodak recorded a pre-tax impairment charge of $77 million that is included in Other operating expense (income), net in the Consolidated Statement of Operations.

As of October 1, 2014, the Graphics, Entertainment and Commercial Films Segment had three goodwill reporting units: Graphics, Entertainment Imaging and Commercial Films and Intellectual Property and Brand Licensing. The Digital Printing and Enterprise Segment had four goodwill reporting units: Digital Printing, Packaging and Functional Printing, Enterprise Services and Solutions, and Consumer Inkjet Systems.  Goodwill recorded as part of fresh start accounting was allocated to the Graphics, Packaging and Functional Printing, Intellectual Property and Brand Licensing and Consumer Inkjet Systems reporting units.

Based upon the results of Kodak’s October 1, 2014 annual impairment test, no impairment of goodwill was indicated.

As part of fresh start accounting, Kodak wrote-off existing intangibles and accumulated amortization and recorded an adjustment of $235 million to reflect the fair value of intangibles. Refer to Note 25, “Fresh Start Accounting.”  Due to the change in expected cash flows from the amounts estimated as part of fresh start accounting, Kodak concluded the carrying value of the in-process research and development intangible asset exceeded its fair value based on its October 1, 2014 assessment. In the fourth quarter of 2014, Kodak recorded a pre-tax impairment charge of $9 million that is included in Other operating expense (income), net in the Consolidated Statement of Operations.

Based upon the results of Kodak’s October 1, 2014 annual impairment test, no impairment of the Kodak trade name was indicated. In the fourth quarter of 2013, Kodak concluded that the carrying value of the Kodak trade name, estimated as part of fresh start accounting, exceeded its fair value and Kodak recorded a pre-tax impairment charge of $8 million that is included in Other operating expense (income), net in the Consolidated Statement of Operations.

The gross carrying amount and accumulated amortization by major intangible asset category as of December 31, 2014 and 2013 were as follows:
	As of December 31, 2014
(in millions)	Gross Carrying	Accumulated		Weighted-Average
	Amount	Amortization	Net	Amortization Period

Technology-based	$131	$27	$104	7 years
Kodak trade name	46	-	46	Indefinite life
Customer-related	36	6	30	8 years
Other	2	-	2	21 years
Total	$215	$33	$182

	As of December 31, 2013
(in millions)	Gross Carrying	Accumulated		Weighted-Average
	Amount	Amortization	Net	Amortization Period

Technology-based	$131	$6	$125	8 years
Kodak trade name	46	-	46	Indefinite life
Customer-related	39	2	37	9 years
In-process research and development	9	-	9	Indefinite life
Other	2	-	2	25 years
Total	$227	$8	$219

Amortization expense related to intangible assets was $25 million, $8 million, $10 million and $26 million for the year ended December 31, 2014, four months ended December 31, 2013, eight months ended August 31, 2013 and year ended December 31, 2012, respectively.

Estimated future amortization expense related to intangible assets as of December 31, 2014 was as follows:

(in millions)

2015	$25
2016	25
2017	23
2018	18
2019	10
2020 and thereafter	35
Total	$136

NOTE 6:  OTHER CURRENT LIABILITIES

(in millions)	As of December 31, 2014	As of December 31, 2013

Accrued employment-related liabilities	$132	$189
Accrued customer rebates	34	52
Deferred revenue	48	48
Accrued restructuring liabilities	27	34
Deferred consideration on disposed businesses	11	62
Other	120	177
Total	$372	$562

The Other component above consists of other miscellaneous current liabilities that, individually, were less than 5% of the total current liabilities component within the Consolidated Statement of Financial Position, and therefore, have been aggregated in accordance with Regulation S-X.

NOTE 7:  OTHER LONG-TERM LIABILITIES

(in millions)	As of December 31, 2014	As of December 31, 2013

Worker's compensation	$123	$125
Environmental liabilities	19	82
Asset retirement obligations	53	52
Other	129	162
Total	$324	$421

The Other component above consists of other miscellaneous long-term liabilities that, individually, were less than 5% of the total liabilities component in the accompanying Consolidated Statement of Financial Position, and therefore, have been aggregated in accordance with Regulation S-X.

NOTE 8:  SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Debt and related maturities and interest rates were as follows at December 31, 2014 and 2013:
(in million)				As of December 31, 2014	As of December 31, 2013
Country	Type	Maturity	Weighted-Average Effective Interest Rate	Carrying Value	Carrying Value

Current portion:
U.S.	Term note	2015	7.54%	$4	$4
U.S.	Credit line	2015	2.42%	1	-
				5	4
Non-current portion:
U.S.	Term note	2019	7.54%	403	406
U.S.	Term note	2020	11.01%	269	268
				672	674
				$677	$678

Annual maturities of debt outstanding at December 31, 2014, were as follows:

(in millions)	Carrying Value	Maturity Value

2015	$5	$5
2016	4	4
2017	4	4
2018	4	4
2019	390	397
2020 and thereafter	270	275
Total	$677	$689

On September 3, 2013, the Company entered into (i) a Senior Secured First Lien Term Credit Agreement (the “First Lien Term Credit Agreement”) with the lenders party thereto (the “First Lien Lenders”), JPMorgan Chase Bank, N.A. as administrative agent, and J.P. Morgan Securities LLC, Barclays Bank PLC, and Merrill Lynch, Pierce, Fenner & Smith Inc. as joint lead arrangers and joint bookrunners, and (ii) a Senior Secured Second Lien Term Credit Agreement (the “Second Lien Term Credit Agreement,” and together with the First Lien Term Credit Agreement, the “Term Credit Agreements”), with the lenders party thereto (the “Second Lien Lenders,” and together with the First Lien Lenders, the “Term Credit Lenders”), Barclays Bank PLC as administrative agent, and J.P. Morgan Securities LLC, Barclays Bank PLC and Merrill Lynch, Pierce, Fenner & Smith Inc. as joint lead arrangers and joint bookrunners.  Additionally, the Company and its U.S. subsidiaries (the “Subsidiary Guarantors”) entered into an Asset Based Revolving Credit Agreement (the “ABL Credit Agreement” and together with the Term Credit Agreements, the “Credit Agreements”) with the lenders party thereto (the “ABL Lenders” and together with the First Lien Lenders and the Second Lien Lenders, the “Lenders”) and Bank of America N.A. as administrative agent and collateral agent, Barclays Bank PLC as syndication agent and Merrill Lynch, Pierce, Fenner & Smith Inc., Barclays Bank PLC and J.P. Morgan Securities LLC as joint lead arrangers and joint bookrunners.  Pursuant to the terms of the Credit Agreements, the Term Credit Lenders provided the Company with term loan facilities in an aggregate principal amount of $695 million, consisting of $420 million of first-lien term loans (the “First Lien Loans”) and $275 million of second-lien term loans (the “Second Lien Loans”).  Net proceeds from the Term Credit Agreements were $664 million ($695 million aggregate principal less $15 million stated discount and $16 million in debt transaction costs).  The ABL Lenders will make available asset-based revolving loans in an amount of up to $200 million (the “ABL Loans”). The maturity date of the loans made under the Term Credit Agreements is the earlier to occur of (i) September 3, 2019 (in case of First Lien Loans) or September 3, 2020 (in case of Second Lien Loans) and (ii) the acceleration of such loans due to an event of default (as defined in the Term Credit Agreements).  The maturity date of the loans made under the ABL Credit Agreement is the earlier to occur of (i) September 3, 2018 and (ii) the date of termination of the commitments in accordance with the terms of the ABL Credit Agreement.  The ABL Credit Agreement also provides for the issuance of letters of credit of up to a sublimit of $150 million.  The Company has issued approximately $123 million of letters of credit under the ABL Credit Agreement as of December 31, 2014.  Under the ABL Loan’s borrowing base calculation, the Company had approximately $29 million of Borrowing Base Availability (as defined in the ABL Credit Agreement) and Excess Availability (as defined in the ABL Credit Agreement) of $44 million under the revolving credit facility as of December 31, 2014.  Availability is subject to the borrowing base calculation, reserves and other limitations.

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

The Company may voluntarily prepay the First Lien Loan subject to a premium payable of 1% of the principal amount being prepaid if the prepayment is made after the first anniversary of the closing date but prior to the second anniversary of the closing date.  The Company may prepay the Second Lien Loan after the first anniversary of the closing date and prior to the second anniversary date subject to a prepayment premium of 3% of the principal amount prepaid.  On and after the second anniversary and prior to the third anniversary of the closing date a prepayment premium of 1% of the principal amount prepaid is required with respect to the Second Lien Loan.

As defined in each of the Term Credit Agreements, the Company is required to prepay loans with net proceeds from asset sales, recovery events or issuance of indebtedness, subject to, in the case of net proceeds received from asset sales or recovery events, reinvestment rights by the Company in assets used or usable by the business within certain time limits.  On an annual basis, starting with the fiscal year ending on December 31, 2014, the Company will prepay on June 30 of the following fiscal year loans in an amount equal to a percentage of Excess Cash Flow (“ECF”) as defined in each of the Term Credit Agreements, provided no such prepayment is required if such prepayment would cause U.S. liquidity (as defined in each of the Term Credit Agreements) to be less than $100 million.  For the year ended December 31, 2014, ECF was a negative amount, therefore, no prepayment is required in 2015.  Any mandatory prepayments as described above shall be reduced by any mandatory prepayments of the First Lien Loan.

The Credit Agreements limit, among other things, the Company’s and the Subsidiary Guarantors’ ability to (i) incur indebtedness, (ii) incur or create liens, (iii) dispose of assets, (iv) make restricted payments (including dividend payments, et al.) and (v) make investments.  Under the Term Credit Agreements, the Company is required to maintain minimum U.S. Liquidity (as defined therein) through 2014 and starting December 31, 2014, tested on a quarterly basis, Net Secured Leverage (as defined therein) not to exceed specified levels. Under the ABL Credit Agreement, if Excess Availability is less than 15% of commitments available, the Company would be required to maintain a minimum Fixed Charge Coverage Ratio (as defined therein).  Kodak was in compliance with all covenants under the Term Credit Agreements and the ABL Credit Agreement as of December 31, 2014.

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

NOTE 9:  COMMITMENTS AND CONTINGENCIES

Environmental

Kodak’s undiscounted accrued liabilities for future environmental investigation, remediation and monitoring costs are composed of the following items:
(in millions)	As of December 31, 2014	As of December 31, 2013

Eastman Business Park site, Rochester, NY	$-	$49
Other current operating sites	7	8
Sites associated with former operations	10	13
Sites associated with the non-imaging health businesses sold in 1994	11	12
Total	$28	$82

These amounts are reported in Other long-term liabilities and Current liabilities held for sale in the accompanying Consolidated Statement of Financial Position.

Cash expenditures for pollution prevention and waste treatment for Kodak's current facilities were as follows:
	Successor		Predecessor
(in millions)	For the Year Ended December 31, 2014	For the Four Months Ended December 31, 2013	For the Eight Months Ended August 31, 2013	For the Year Ended December 31, 2012

Recurring costs for pollution prevention and waste treatment	$13	$5	$16	$28
Capital expenditures for pollution prevention and waste treatment	2	2	-	1
Site remediation costs	-	-	-	1
Total	$15	$7	$16	$30

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

Prior to the bankruptcy filing, Kodak was designated as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (the “Superfund Law”), or under similar state laws, for environmental assessment and cleanup costs as the result of Kodak’s alleged arrangements for disposal of hazardous substances at eight Superfund sites. In connection with the Bankruptcy Filing, the Debtors provided withdrawal notifications or entered into settlement negotiations with involved regulatory agencies. Each of these sites has been resolved.

In addition, the Company provided an indemnity as part of the 1994 sale of Sterling Corporation (now “STWB”), which covered a number of environmental sites including the Lower Passaic River Study Area (“LPRSA”) portion of the Diamond Alkali Superfund Site. STWB, now owned by Bayer Corporation, is a potentially responsible party at the LPRSA site based on alleged releases from facilities formerly owned by subsidiaries of Sterling. On February 29, 2012, the Company notified STWB and Bayer that, under the bankruptcy proceeding, it elected to discontinue funding and participation in remedial investigations of the LPRSA. STWB and its parent, Bayer, filed proofs of claim against the Debtors in the Chapter 11 Cases.  These claims have been discharged pursuant to the Plan. Four sites that are owned by the Company were not resolved by the discharge.
On January 14, 2015, the Company sold its property in Middleway, West Virginia and transferred the related environmental liability to Commercial Liability Partners WV, LLC (CLP).  As part of the transaction, the Company withdrew from its Voluntary Remediation Agreement with the West Virginia Department of Environmental Protection, received an indemnity from CLP regarding any environmental obligations, and was named insured in an environmental insurance policy for a period of ten years in the case of breach by CLP.  As of December 31, 2014, the $2 million net book value of the Middleway property was classified in Current assets held for sale and the environmental liability of approximately $9 million was classified as Current liabilities held for sale.  The Company released the environmental liability associated with the site and recognized a gain of approximately $3 million on the transaction in 2015.

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

The following table provides asset retirement obligation activity:

	Successor		Predecessor
(in millions)	For the Year Ended December 31, 2014	For the Four Months Ended December 31, 2013	For the Eight Months Ended August 31, 2013

Asset Retirement Obligations at start of period	$52	$51	$63
Liabilities incurred in the current period	3	-	1
Liabilities settled in the current period	(1)	-	(5)
Accretion expense	2	1	1
Revision in estimated cash flows	(2)	-	(1)
Foreign exchange impact	(1)	-	(1)
Impact of fresh start accounting	-	-	(7)
Asset Retirement Obligations at end of period	$53	$52	$51

Other Commitments and Contingencies

The Company and its subsidiaries have entered into operating leases for various real estate and equipment needs.  Rental expense, net of minor sublease income, amounted to $38 million, $15 million, $36 million and $60 million in the year ended December 31, 2014, four months ending December 31, 2013, eight months ending August 31, 2013 and year ended December 31, 2012, respectively.

As of December 31, 2014, the Company had outstanding letters of credit of $123 million issued under the ABL Credit Agreement as well as bank guarantees and letters of credit of $5 million, surety bonds in the amount of $19 million, and restricted cash and deposits of $50 million, primarily to ensure the payment of possible casualty and workers’ compensation claims, environmental liabilities, legal contingencies, rental payments, and to support various customs, hedging, tax and trade activities.  The restricted cash and deposits are recorded in Restricted cash, Other current assets and Other long-term assets in the Consolidated Statement of Financial Position.

Kodak’s Brazilian operations are involved in various litigation matters and have received or been the subject of numerous governmental assessments related to indirect and other taxes in various stages of litigation, as well as civil litigation and disputes associated with former employees and contract labor.  The tax matters, which comprise the majority of the litigation matters, are primarily related to federal and state value-added taxes.  Kodak is disputing these matters and intends to vigorously defend its position.  Based on the opinion of legal counsel and current reserves already recorded for those matters deemed probable of loss, management does not believe that the ultimate resolution of these matters will materially impact Kodak’s results of operations or financial position. Kodak routinely assesses all these matters as to the probability of ultimately incurring a liability in its Brazilian operations and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable.  As of December 31, 2014, the unreserved portion of these contingencies, inclusive of any related interest and penalties, for which there was at least a reasonable possibility that a loss may be incurred, amounted to approximately $50 million.

In connection with assessments in Brazil, local regulations may require Kodak to post security for a portion of the amounts in dispute. As of December 31, 2014, Kodak has posted security composed of $8 million of pledged cash reported within Restricted cash in the Consolidated Statement of Financial Position and liens on certain Brazilian assets with a net book value of approximately $90 million.  Generally, any encumbrances on the Brazilian assets would be removed to the extent the matter is resolved in Kodak's favor.

Kodak is involved in various lawsuits, claims, investigations, remediation and proceedings, including commercial, customs, employment, environmental, and health and safety matters, which are being handled and defended in the ordinary course of business.  Kodak is also subject, from time to time, to various assertions, claims, proceedings and requests for indemnification concerning intellectual property, including patent infringement suits involving technologies that are incorporated in a broad spectrum of Kodak’s products.  These matters are in various stages of investigation and litigation, and are being vigorously defended. Based on information currently available Kodak does not believe that it is probable that the outcomes in any of these matters, individually or collectively, will have a material adverse effect on its financial condition or results of operations. Litigation is inherently unpredictable, and judgments could be rendered or settlements entered that could adversely affect Kodak’s operating results or cash flows in a particular period.  Kodak routinely assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable.

NOTE 10:  GUARANTEES

EKC guarantees obligations to third parties for some of its consolidated subsidiaries. The maximum amount guaranteed is $34 million and the outstanding amount for those guarantees is $20 million.

In connection with the settlement of certain of the Company’s historical environmental liabilities at Eastman Business Park (“EBP”) and in accordance with the terms of the Amended EBP Settlement Agreement, in the event the historical liabilities exceed $99 million, the Company will become liable for 50% of the portion above $99 million with no limitation to the maximum potential future payments.  There is no liability recorded for this guarantee.

Indemnifications

Kodak issues indemnifications in certain instances when it sells businesses and real estate, and in the ordinary course of business with its customers, suppliers, service providers and business partners.  Further, Kodak indemnifies officers and directors who are, or were, serving at the Company’s request in such capacities.  Historically, costs incurred to settle claims related to these indemnifications have not been material to Kodak’s financial position, results of operations or cash flows.  Additionally, the fair value of the indemnifications that Kodak issued during the year ended December 31, 2014 was not material to Kodak’s financial position, results of operations or cash flows.

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

(in millions)

Accrued warranty obligations as of December 31, 2012 (Predecessor)	$29
Actual warranty experience	(24)
Warranty provisions	13
Accrued warranty obligations as of August 31, 2013 (Predecessor)	$18

Actual warranty experience	$(10)
Warranty provisions	5
Accrued warranty obligations as of December 31, 2013 (Successor)	13
Actual warranty experience	(16)
Warranty provisions	8
Accrued warranty obligations as of December 31, 2014 (Successor)	$5

Kodak also offers its customers extended warranty arrangements that are generally one year, but may range from three months to five years after the original warranty period.  Kodak provides repair services and routine maintenance under these arrangements.  Kodak has not separated the extended warranty revenues and costs from the routine maintenance service revenues and costs, as it is not practicable to do so.  Therefore, these revenues and costs have been aggregated in the discussion that follows.  The change in Kodak's deferred revenue balance in relation to these extended warranty and maintenance arrangements, which is reflected in Other current liabilities in the accompanying Consolidated Statement of Financial Position, was as follows:

(in millions)

Deferred revenue on extended warranties as of December 31, 2012 (Predecessor)	$43
New extended warranty and maintenance arrangements	139
Recognition of extended warranty and maintenance arrangement revenue	(148)
Deferred revenue on extended warranties as of August 31, 2013 (Predecessor)	$34

Impact of fresh start accounting	$(8)
New extended warranty and maintenance arrangements	68
Recognition of extended warranty and maintenance arrangement revenue	(64)
Deferred revenue on extended warranties as of December 31, 2013 (Successor)	30
New extended warranty and maintenance arrangements	194
Recognition of extended warranty and maintenance arrangement revenue	(197)
Deferred revenue on extended warranties as of December 31, 2014 (Successor)	$27

Costs incurred under these extended warranty and maintenance arrangements for the year ended December 31, 2014, four months ended December 31, 2013 and eight months ended August 31, 2013 amounted to $158 million, $56 million and $110 million, respectively.

NOTE 11:  FINANCIAL INSTRUMENTS

The following table presents the carrying amounts, estimated fair values, and location in the Consolidated Statement of Financial Position for Kodak’s financial instruments:

		Value Of Items Recorded At Fair Value
(in millions)		As of December 31, 2014
		Total	Level 1	Level 2	Level 3
ASSETS

Derivatives
Short-term foreign exchange contracts	Receivables, net	$2	$-	$2	$-

Marketable securities
Long-term available-for-sale securities	Other long-term assets	3	3	-	-

LIABILITIES

Derivatives
Short-term foreign exchange contracts	Other current liabilities	1	-	1	-

			Value Of Items Not Recorded At Fair Value
			As of December 31, 2014
			Total	Level 1	Level 2	Level 3
LIABILITIES

Debt
Short-term debt	Short-term borrowings and current portion of long-term debt	Carrying value	$5	$-	$5	$-
		Fair value	5	-	5	-

Long-term debt	Long-term debt, net of current portion	Carrying value	672	-	672	-
		Fair value	681	-	681	-

		Value Of Items Recorded At Fair Value As of December 31, 2013
(in millions)
		Total	Level 1	Level 2	Level 3
ASSETS
Derivatives
Short-term foreign exchange contracts	Receivables, net	$1	$-	$1	$-
					-
Marketable securities
Long-term available-for-sale	Other long-term assets	2	2	-	-

LIABILITIES
Derivatives
Short-term foreign exchange contracts	Other current liabilities	3	-	3	-

			Value Of Items Not Recorded At Fair Value As of December 31, 2013
(in millions)
			Total	Level 1	Level 2	Level 3
LIABILITIES
Debt
Short-term debt	Short-term borrowings and current portion of long-term debt	Carrying value	$4	$-	$4	$-
		Fair value	4	-	4	-

Long-term debt	Long-term debt, net of current portion	Carrying value	674	-	674	-
		Fair value	687	-	687	-

Kodak does not utilize financial instruments for trading or other speculative purposes.

Fair Value

Fair values of marketable securities are determined using quoted prices in active markets for identical assets (Level 1 fair value measurements).  Fair values of Kodak’s forward contracts are determined using observable inputs (Level 2 fair value measurements), and are based on the present value of expected future cash flows (an income approach valuation technique) considering the risks involved and using discount rates appropriate for the duration of the contracts.  Transfers between levels of the fair value hierarchy are recognized based on the actual date of the event or change in circumstances that caused the transfer.  There were no transfers between levels of the fair value hierarchy during the year ended December 31, 2014.

Fair values of long-term borrowings are determined by reference to quoted market prices, if available, or by pricing models based on the value of related cash flows discounted at current market interest rates.  The carrying values of cash and cash equivalents and restricted cash (which are not shown in the table above) approximate their fair values.

Foreign Exchange

Foreign exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in Other (charges) income, net in the accompanying Consolidated Statement of Operations.  The net effects of foreign currency transactions, including changes in the fair value of foreign exchange contracts, are shown below:

(in millions)	Successor		Predecessor
	For the Year Ended December 31, 2014	For the Four Months Ended December 31, 2013	For the Eight Months Ended August 31, 2013	For Year Ended December 31, 2012
Net loss	$(22)	$(5)	$(7)	$(14)

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

Kodak’s financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments.  Kodak manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties.  Kodak has procedures to monitor the credit exposure amounts.  The maximum credit exposure at December 31, 2014 was not significant to Kodak.

In the event of a default under the Company’s Term Credit Agreements, the ABL Credit Agreement, or a default under any derivative contract or similar obligation of Kodak, subject to certain minimum thresholds, the derivative counterparties would have the right, although not the obligation, to require immediate settlement of some or all open derivative contracts at their then-current fair value, but with liability positions netted against asset positions with the same counterparty.  At December 31, 2014, Kodak had open derivative contracts in liability positions with a total fair value of $1 million.

The location and amounts of gains and losses related to derivatives reported in the Consolidated Statement of Operations are shown in the following tables:

Derivatives Not Designated as Hedging Instruments, Foreign Exchange Contracts

Location of Gain or (Loss) Recognized in Income on Derivatives	Gain (Loss) Recognized in Income on Derivative
	Successor		Predecessor
(in millions)	For the Year Ended December 31, 2014	For the Four Months Ended December 31, 2013	For the Eight Months Ended August 31, 2013	For the Year Ended December 31, 2012

Other (charges) income, net	$10	$(14)	$2	$-

Foreign Currency Forward Contracts

Kodak’s foreign currency forward contracts used to mitigate currency risk related to existing foreign currency denominated assets and liabilities are not designated as hedges, and are marked to market through net (loss) earnings at the same time that the exposed assets and liabilities are re-measured through net (loss) earnings (both in Other (charges) income, net in the Consolidated Statement of Operations).  The notional amount of such contracts open at December 31, 2014 and 2013 was approximately $334 million and $536 million, respectively.  The majority of the contracts of this type held by Kodak are denominated in euros.

NOTE 12:  OTHER OPERATING EXPENSE (INCOME), NET

	Successor		Predecessor
(in millions)	Year Ended December 31, 2014	Four Months Ended December 31, 2013	Eight Months Ended August 31, 2013	Year Ended December 31, 2012

Expense (income) :
Gain on sale of digital imaging patent portfolio (1)	$-	$-	$(535)	$-
Goodwill and intangible impairments (2) (3) (4)	9	8	77	-
Supply arrangement termination payment (6)	-	-	-	(35)
Gains related to the sales of assets and businesses (5) (7)	(3)	(6)	(34)	(50)
Other	3	-	(3)	-
Total	$9	$2	$(495)	$(85)

(1)	Refer to Note 24, “Emergence from Voluntary Reorganization under Chapter 11 Proceedings.

(2)	In the fourth quarter of 2014, Kodak recorded an impairment charge of $9 million related to in-process research and development. Refer to Note 5, “Goodwill and Other Intangible Assets.”

(3)	In the fourth quarter of 2013, Kodak recorded an impairment charge of $8 million related to the Kodak trade name. Refer to Note 5, “Goodwill and Other Intangible Assets.”

(4)
In the first quarter of 2013, Kodak recorded an impairment charge of $77 million related to the Intellectual Property and Brand Licensing reporting unit.  Refer to Note 5, “Goodwill and Other Intangible Assets.”

(5)
In March 2012, Kodak sold a property in Mexico for approximately $41 million and leased back the property for a one-year term. The pre-tax gain on the property sale of approximately $34 million was deferred due to Kodak’s continuing involvement in the property for the remainder of the lease term.  In March 2013, the deferred gain was recognized as the lease term expired.

(6)	In the fourth quarter of 2012, Kodak received cash proceeds of approximately $35 million associated with the termination of a supply arrangement.

(7)
In December 2003, Kodak sold a property in France for approximately $65 million, net of direct selling costs, and then leased back a portion of this property for a nine-year term.  The entire gain on the property sale was deferred due to Kodak's significant continuing involvement in the property.  In the fourth quarter of 2012, the lease term expired and Kodak’s continuing involvement in the property ended.  As a result, Kodak recognized a gain of approximately $50 million.

NOTE 13:  OTHER (CHARGES) INCOME, NET

	Successor		Predecessor
(in millions)	Year Ended December 31, 2014	Four Months Ended December 31, 2013	Eight Months Ended August 31, 2013	Year Ended December 31, 2012
Income (charges):
Interest income	$6	$3	$3	$10
Gain on sale of investment	-	-	-	23
Loss on foreign exchange transactions (1)	(22)	(5)	(7)	(14)
Other	(5)	12	(9)	2
Total	$(21)	$10	$(13)	$21

(1)
In the fourth quarter of 2014, Kodak recorded a charge of $16 million from the remeasurement of its Venezuelan subsidiary’s monetary assets.  Refer to Note 1, “Basis of Presentation and Significant Accounting Policies”, “Foreign Currency” section.

NOTE 14:  INCOME TAXES

The components of (loss) earnings from continuing operations before income taxes and the related provision (benefit) for U.S. and other income taxes were as follows:
	Successor		Predecessor
(in millions)	Year Ended December 31, 2014	Four Months Ended December 31, 2013	Eight Months Ended August 31, 2013	Year Ended December 31, 2012

(Loss) earnings from continuing operations before income taxes:
U.S.	$(208)	$(119)	$2,243	$(1,647)
Outside the U.S.	96	45	113	37
Total	$(112)	$(74)	$2,356	$(1,610)

U.S. income taxes:
Current (benefit) provision	$(2)	$3	$-	$(409)
Deferred provision (benefit)	4	3	(3)	13
Income taxes outside the U.S.:
Current (benefit) provision	(1)	8	52	58
Deferred provision (benefit)	7	(8)	105	65
State and other income taxes:
Current provision	1	2	1	-
Deferred provision	1	-	-	-
Total provision (benefit)	$10	$8	$155	$(273)

The differences between income taxes computed using the U.S. federal income tax rate and the provision (benefit) for income taxes for continuing operations were as follows:

	Successor		Predecessor
(in millions)	Year Ended December 31, 2014	Four Months Ended December 31, 2013	Eight Months Ended August 31, 2013	Year Ended December 31, 2012

Amount computed using the statutory rate	$(39)	$(25)	$825	$(564)

Increase (reduction) in taxes
resulting from:
State and other income taxes, net of federal	1	2	-	1
Unremitted foreign earnings	4	36	32	35
Impact of goodwill and intangible impairments	-	(3)	(22)	-
Operations outside the U.S.	111	73	(18)	(90)
Legislative rate changes	-	-	1	23
Valuation allowance	(121)	(100)	39	312
Tax settlements and adjustments, including interest	(5)	1	5	(11)
Discharge of debt and other reorganization related items	57	24	(722)	-
Other, net	2	-	15	21
Provision (benefit) for income taxes	$10	$8	$155	$(273)

During 2013, a substantial portion of the Company’s pre-petition debt securities, revolving credit facility and other obligations were extinguished. Absent an exception, a debtor recognizes cancellation of indebtedness income (“CODI”) upon discharge of its outstanding indebtedness for an amount of consideration that is less than its adjusted issue price. The Internal Revenue Code of 1986, as amended (“IRC”), provides that a debtor in a bankruptcy case may exclude CODI from taxable income but must reduce certain of its tax attributes by the amount of any CODI realized as a result of the consummation of a plan of reorganization. The amount of CODI realized by a taxpayer is the adjusted issue price of any indebtedness discharged less the sum of (i) the amount of cash paid, (ii) the issue price of any new indebtedness issued and (iii) the fair market value of any other consideration, including equity, issued. As a result of the market value of equity upon emergence from chapter 11 bankruptcy proceedings, the estimated amount of U.S. CODI was approximately $705 million, which reduced the value of Kodak’s U.S. net operating losses that had a value of $2,495 million.  The actual reduction in tax attributes occurred on the first day of the Company’s tax year subsequent to the date of emergence, or January 1, 2014.

IRC Sections 382 and 383 provide an annual limitation with respect to the ability of a corporation to utilize its tax attributes, as well as certain built-in-losses, against future U.S. taxable income in the event of a change in ownership. The Debtors’ emergence from chapter 11 bankruptcy proceedings was considered a change in ownership for purposes of IRC Section 382. The limitation under the IRC is based on the value of the corporation as of the emergence date. However, the ownership changes and resulting annual limitation will result in the expiration of an estimated $711 million of net operating losses, $567 million of foreign tax credits and $21 million of research and expenditure credits generated prior to the emergence date. The expiration of these tax attributes was fully offset by a corresponding decrease in Kodak’s U.S. valuation allowance, which results in no net tax provision.

During 2013, the KPP Global Settlement provided for the acquisition by the KPP of certain assets, and the assumption by the KPP of certain liabilities of Kodak’s Personalized Imaging and Document Imaging businesses (the “Business”).  The underfunded position of the U.K. Pension Plan was approximately $1.5 billion.  Kodak Limited held a deferred tax asset related to the pension liability of $329 million.  As a result of the KPP Global Settlement in the period ended December 31, 2013 and the release from the pension liability to the KPP, Kodak Limited reversed the corresponding deferred tax asset.

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

During 2012, Kodak determined that it was more likely than not that a portion of the deferred tax assets outside the U.S. would not be realized due to reduced manufacturing volumes negatively impacting profitability in a location outside the U.S. and accordingly, recorded a provision of $30 million, associated with the establishment of a valuation allowance on those deferred tax assets.

In March 2011, Kodak filed a Request for Competent Authority Assistance with the United States Internal Revenue Service (“IRS”).  The request related to a potential double taxation issue with respect to certain patent licensing royalty payments received by Kodak in 2012 and 2011.  In the twelve months ended December 31, 2012, Kodak received notification that the IRS had reached agreement with the Korean National Tax Service (“NTS”) with regards to Kodak’s March 2011 request.  As a result of the agreement reached by the IRS and NTS, Kodak was due a partial refund of Korean withholding taxes in the amount of $123 million.  Kodak had previously agreed with the licensees that made the royalty payments that any refunds of the related Korean withholding taxes would be shared equally between Kodak and the licensees.  The licensees’ share ($61 million) of the Korean withholding tax refund has therefore been reported as a licensing revenue reduction in Sales in the Consolidated Statement of Operations.

	As of December 31,
(in millions)	2014	2013

Deferred tax assets
Pension and postretirement obligations	$221	$219
Restructuring programs	5	6
Foreign tax credit	258	101
Inventories	20	18
Investment tax credit	100	125
Employee deferred compensation	43	60
Depreciation	45	-
Research and development costs	232	276
Tax loss carryforwards	355	372
Other deferred revenue	13	13
Other	111	168
Total deferred tax assets	$1,403	$1,358

Deferred tax liabilities
Depreciation	$-	$17
Leasing	7	23
Goodwill/Intangibles	51	49
Unremitted foreign earnings	176	236
Other	-	25
Total deferred tax liabilities	234	350
Net deferred tax assets before valuation allowance	1,169	1,008
Valuation allowance	1,127	953

Net deferred tax assets	$42	$55

Deferred tax assets (liabilities) are reported in the following components within the Consolidated Statement of Financial Position:

	As of December 31,
(in millions)	2014	2013

Deferred income taxes (current)	$31	$48
Deferred income taxes (non-current)	38	54
Other current liabilities	(1)	(3)
Other long-term liabilities	(26)	(44)
Net deferred tax assets	$42	$55

As of December 31, 2014, Kodak had available domestic and foreign net operating loss carry-forwards for income tax purposes of approximately $1,352 million, of which approximately $417 million have an indefinite carry-forward period.  The remaining $935 million expire between the years 2015 and 2034.  As of December 31, 2014, Kodak had unused foreign tax credits and investment tax credits of $258 million and $100 million, respectively, with various expiration dates through 2029.  Utilization of post-emergence net operating losses and tax credits may be subject to limitations in the event of significant changes in stock ownership of the Company in the future.

The undistributed earnings of Kodak’s foreign subsidiaries are not considered permanently reinvested.  Kodak has a deferred tax liability (net of related foreign tax credits) of $159 million and $213 million on the foreign subsidiaries’ undistributed earnings as of December 31, 2014 and 2013, respectively.  Kodak has recorded a deferred tax liability of $17 million and $23 million for the potential foreign withholding taxes on the undistributed earnings as of December 31, 2014 and 2013, respectively.

Kodak’s valuation allowance as of December 31, 2014 was $1,127 million.  Of this amount, $315 million was attributable to Kodak’s net deferred tax assets outside the U.S. of $400 million, and $812 million related to Kodak’s net deferred tax assets in the U.S. of $769 million, for which Kodak believes it is not more likely than not that the assets will be realized.

Kodak’s valuation allowance as of December 31, 2013 was $953 million.  Of this amount, $373 million was attributable to Kodak’s net deferred tax assets outside the U.S. of $470 million, and $580 million related to Kodak’s net deferred tax assets in the U.S. of $538 million, for which Kodak believes it is not more likely than not that the assets will be realized.

The net deferred tax assets in excess of the valuation allowance of approximately $42 million and $55 million as of December 31, 2014 and December 31, 2013, respectively, relate primarily to net operating loss carry-forwards, certain tax credits, and pension related tax benefits for which Kodak believes it is more likely than not that the assets will be realized.

Accounting for Uncertainty in Income Taxes

A reconciliation of the beginning and ending amount of Kodak’s liability for income taxes associated with unrecognized tax benefits is as follows:

	Successor		Predecessor
(in millions)	Year Ended December 31, 2014	Four Months Ended December 31, 2013	Eight Months Ended August 31, 2013	Year Ended December 31, 2012

Balance as of January 1	$106	$107	$57	$76
Tax positions related to the current year:
Additions	2	-	68	4
Tax Positions related to prior years:
Additions	1	2	1	3
Reductions	(14)	(3)	(17)	(17)
Settlements with taxing jurisdictions	(1)	-	(2)	(3)
Lapses in Statute of limitations	(2)	-	-	(6)
Balance as of December 31	$92	$106	$107	$57

Kodak’s policy regarding interest and/or penalties related to income tax matters is to recognize such items as a component of income tax (benefit) expense.  Kodak had approximately $18 million of interest and penalties associated with uncertain tax benefits accrued as of both December 31, 2014 and 2013.

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

It is reasonably possible that the liability associated with Kodak’s unrecognized tax benefits will increase or decrease within the next twelve months.  These changes may be the result of settling ongoing audits or the expiration of statutes of limitations.  Such changes to the unrecognized tax benefits could range from $0 to $10 million based on current estimates.  Audit outcomes and the timing of audit settlements are subject to significant uncertainty.  Although management believes that adequate provision has been made for such issues, there is the possibility that the ultimate resolution of such issues could have an adverse effect on the earnings of Kodak.  Conversely, if these issues are resolved favorably in the future, the related provision would be reduced, thus having a positive impact on earnings.

During 2014, Kodak reached a settlement outside of the U.S. and settled an audit for calendar year 2003. Kodak originally recorded liabilities for uncertain tax positions (“UTPs”) totaling $8 million (plus interest of approximately $2 million). The settlement resulted in a reduction in Other current liabilities and the recognition of a $10 million tax benefit.

During 2013, Kodak paid $2 million associated with the resolution of $17 million of various state and local tax claims that were agreed upon through the bankruptcy process.   In addition, Kodak established a $64 million liability for unrecognized tax benefits associated with the Company’s adoption of the Plan of Reorganization.

During 2012, Kodak agreed to terms with a tax authority outside of the U.S. and settled audits for calendar years 2002 through 2007. For these years, Kodak originally recorded liabilities for UTPs totaling $12 million (plus interest of approximately $4 million). The settlement resulted in a reduction in Other current liabilities and the recognition of a $16 million tax benefit.

Kodak files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions.  Kodak has substantially concluded all U.S. federal and state income tax matters for years through 2011.  Substantially all material foreign income tax matters have been concluded for years through 2008.  Kodak’s tax matters for the years 2007 through 2013 remain subject to examination by the respective foreign tax jurisdiction authorities.

NOTE 15:  RESTRUCTURING COSTS AND OTHER

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

The activity in the accrued balances and the non-cash charges and credits incurred in relation to restructuring programs during the three years ended December 31, 2014 were as follows:

(in millions)	Severance Reserve (6)	Exit Costs Reserve (6)	Long-lived Asset Impairments and Inventory Write-downs (6)	Accelerated Depreciation (6)	Total

Balance as of December 31, 2011 (Predecessor):	$38	$22	$-	$-	$60
2012 charges - continuing operations (1)	158	35	26	13	232
2012 charges - discontinued operations (1)	29	2	8	-	39
2012 utilization/cash payments	(86)	(13)	(34)	(13)	(146)
2012 other adjustments & reclasses (2)	(101)	(1)	-	-	(102)
Balance as of December 31, 2012 (Predecessor):	38	45	-	-	83
Eight months charges - continuing operations	38	3	4	4	49
Eight months charges - discontinued operations	3	-	-	-	3
Eight months utilization/cash payments	(48)	(32)	(4)	(4)	(88)
Eight months other adjustments & reclasses (3)	(3)	(9)	-	-	(12)
Balance as of August 31, 2013 (Predecessor):	$28	$7	$-	$-	$35

Four months charges - continuing operations	$13	$3	$1	$-	$17
Four months charges - discontinued operations	-	-	-	-	-
Four months utilization/cash payments	(15)	(3)	(1)	-	(19)
Four months other adjustments & reclasses (4)	-	1	-	-	1
Balance as of December 31, 2013 (Successor):	26	8	-	-	34
2014 charges - continuing operations	54	2	3	2	61
2014 utilization/cash payments	(47)	(5)	(3)	(2)	(57)
2014 other adjustments & reclasses (5)	(11)	-	-	-	(11)
Balance as of December 31, 2014 (Successor):	$22	$5	$-	$-	$27

(1)	Severance reserve activity includes termination benefit charges of $186 million, and net curtailment and settlement losses related to these actions of $1 million.
(2)
Includes $(100) million of severance related charges for pension plan curtailments, settlements, and special termination benefits, which were reclassified to Pension and other postretirement liabilities and Other long-term assets and $(2) million for amounts reclassified as Liabilities subject to compromise.

(3)
The $(12) million includes $(5) million for amounts reclassified as Liabilities subject to compromise, $(4) million of severance-related charges for pension plan curtailments, which were reclassified to Pension and other postretirement liabilities and $(3) million of reserve adjustments due to the application of fresh start accounting, which were recorded in Reorganization items.

(4)	The $1 million represents foreign currency translation adjustments.

(5)
The $(11) million includes $(8) million of severance related charges for pension plan special termination benefits, which were reclassified to Pension and other postretirement liabilities and $(3) million of foreign currency translation adjustments.

(6)	The severance and exit costs reserves require the outlay of cash, while long-lived asset impairments, accelerated depreciation and inventory write-downs represent non-cash items.

2012 Activity

The $271 million of charges for the year 2012 includes $13 million of charges for accelerated depreciation and $4 million for inventory write-downs, which were reported in Cost of revenues in the accompanying Consolidated Statement of Operations, and $39 million which was reported as Earnings (loss) from discontinued operations.  The remaining costs incurred of $215 million, including $158 million of severance costs, $35 million of exit costs, and $22 million of long-lived asset impairments, were reported as Restructuring costs and other in the accompanying Consolidated Statement of Operations.

The 2012 severance costs related to the elimination of approximately 3,225 positions, including approximately 1,775 manufacturing/service, 1,050 administrative and 400 research and development positions.  The geographic composition of these positions includes approximately 1,925 in the United States and Canada, and 1,300 throughout the rest of the world.

As a result of these initiatives, severance payments were paid during periods through 2014 since, in many instances, the employees whose positions were eliminated can elect or are required to receive their payments over an extended period of time.  In addition, certain exit costs, such as long-term lease payments, will continue beyond 2014.

2013 Activity

The $17 million of charges for the four months ended December 31, 2013 were reported as Restructuring costs and other in the accompanying Consolidated Statement of Operations.  The $52 million of charges for the eight months ended August 31, 2013 includes $4 million for accelerated depreciation and $2 million for inventory write-downs which were reported in Cost of revenues, $43 million reported as Restructuring costs and other and $3 million which were reported as Earnings (loss) from discontinued operations in the accompanying Consolidated Statement of Operations.

The 2013 severance costs related to the elimination of approximately 825 positions, including approximately 500 manufacturing/service, 300 administrative and 25 research and development positions.  The geographic composition of these positions included approximately 375 in the U.S. and Canada, and 450 throughout the rest of the world.

As a result of these initiatives, severance payments were paid during periods through 2014 since, in many instances, the employees whose positions were eliminated can elect or are required to receive their payments over an extended period of time.  In addition, certain exit costs, such as long-term lease payments, will continue beyond 2014.

2014 Activity

Restructuring actions taken in 2014 included steps toward exiting a plate manufacturing facility in the U.K., as described in further detail below. In addition, actions were initiated to reduce Kodak’s cost structure as part of its commitment to drive sustainable profitability and included a workforce reduction in France, manufacturing capacity reductions in the U.S., a research and development site consolidation in the U.S., and various targeted reductions in service, sales, research and development and other administrative functions.

As a result of these actions, for the year ended December 31, 2014 Kodak recorded $61 million of charges, including $2 million for accelerated depreciation which was reported in Cost of sales and $59 million which was reported as Restructuring costs and other in the accompanying Consolidated Statement of Operations.

The 2014 severance costs related to the elimination of approximately 775 positions, including approximately 325 manufacturing/service, 350 administrative and 100 research and development positions.  The geographic composition of these positions included approximately 425 in the U.S. and Canada, and 350 throughout the rest of the world.

As a result of these initiatives, severance payments will be paid during periods through 2015 since, in many instances, the employees whose positions were eliminated can elect or are required to receive their payments over an extended period of time.  In addition, certain exit costs, such as long-term lease payments, will be paid over periods throughout 2015 and beyond.

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

As a result of the decision, Kodak originally expected to incur total charges of $30 to $40 million, including $8 to $10 million of charges related to separation benefits, $20 to $25 million of non-cash related charges for accelerated depreciation and asset write-offs and $2 to $5 million in other cash related charges associated with this action.  Based on refinements in estimates, Kodak now expects to incur total charges of $20 to $30 million, including $10 to $15 million of non-cash related charges for accelerated depreciation and asset write-offs.  The estimates for separation benefits and other cash related charges remain unchanged.

Kodak implemented certain actions under this program during 2014.  As a result of these actions, Kodak recorded severance charges of $3 million, long-lived asset impairment charges of $2 million, and accelerated depreciation charges of $2 million.

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

For U.S. employees hired prior to March 1999 KRIP’s benefits were generally based on a formula recognizing length of service and final average earnings.  KRIP included a separate cash balance formula for all U.S. employees hired after February 1999, as well as employees hired prior to that date who opted in to the cash balance formula during a special election period.  In July of 2014 the Company announced an amendment to KRIP, effective January 1, 2015, in which all participants will accrue benefits under a single, revised cash balance formula (the “Cash Balance Plan”).  The Cash Balance Plan credits employees' hypothetical accounts with an amount equal to 7% of their pay, plus interest based on the 30-year Treasury bond rate.  As part of the KRIP amendment, the Company match on contributions to the Savings and Investment Plan (“SIP”), a defined contribution plan, of up to 3% for employees participating under the previous 4% cash balance formula has been eliminated.  The Company’s contributions to SIP were $5 million and $6 million for 2014 and 2013, respectively.

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

Information on the major funded and unfunded U.S. and Non-U.S. defined benefit pension plans is presented below.  The composition of the major plans may vary from year to year.  If the major plan composition changes, prior year data is conformed to ensure comparability.

The measurement date used to determine the pension obligation for all funded and unfunded U.S. and Non-U.S. defined benefit plans is December 31.

	Successor				Predecessor
(in millions)	Year Ended December 31, 2014		Four Months Ended December 31, 2013		Eight Months Ended August 31, 2013
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in Benefit Obligation
Projected benefit obligation at beginning of period	$4,361	$1,010	$4,969	$1,008	$5,415	$4,192
Transfers	-	(31)	-	-	(49)	-
Service cost	18	4	7	2	19	6
Interest cost	176	30	67	11	120	95
Participant contributions	-	-	-	-	-	1
Plan amendments	(61)	-	-	(6)	-	-
Benefit payments	(346)	(76)	(123)	(29)	(247)	(138)
Actuarial (gain) loss	574	99	(27)	4	(269)	(104)
Curtailments	-	1	-	(1)	(20)	(7)
Settlements	(292)	-	(532)	-	-	(2,890)
Special termination benefits	8	-	-	-	-	-
Currency adjustments	-	(105)	-	21	-	(147)
Projected benefit obligation at end of period	$4,438	$932	$4,361	$1,010	$4,969	$1,008

Change in Plan Assets
Fair value of plan assets at beginning of period	$4,184	$848	$4,647	$832	$4,848	$2,417
Transfers	-	(9)	-	-	-	-
Gain on plan assets	614	116	192	26	46	77
Employer contributions	-	12	-	4	-	20
Participant contributions	-	-	-	-	-	1
Settlements	(292)	-	(532)	-	-	(1,463)
Benefit payments	(346)	(76)	(123)	(29)	(247)	(138)
Currency adjustments	-	(87)	-	15	-	(82)
Fair value of plan assets at end of period	$4,160	$804	$4,184	$848	$4,647	$832

Under Funded Status at end of period	$(278)	$(128)	$(177)	$(162)	$(322)	$(176)

Accumulated benefit obligation at end of period	$4,436	$921	$4,308	$990

The Non-US transfers of $31 million of projected benefit obligation and $9 million of assets for the year ended December 31, 2014 relate to a plan split for a subset of participants into a non-major plan.  The transfers of $49 million in the eight months ended August 31, 2013 represent pre-petition obligations related to U.S. non-qualified pension plans which were discharged pursuant to the terms of the Plan.

The settlement amounts above of $292 million and $532 million for the U.S. in the Successor periods are a result of lump sum payments from KRIP.  The settlement amounts in the eight months ended August 31, 2013 are primarily a result of the Global Settlement.

The mortality assumption is the basis for determining the longevity of Kodak’s pension plan participants and the expected period over which those participants will receive pension benefits. A recent study released by the Society of Actuaries in the U.S. indicated that life expectancies have increased over the past several years and are longer than what was assumed by most existing mortality tables. Kodak’s projected benefit obligation in the U.S. as of December 31, 2014 reflects a change in the underlying mortality assumption, which reflects improvements in life expectancy consistent with the Society of Actuaries’ study and Kodak’s plan specific experience. Kodak’s projected benefit obligation in the U.S. also reflects an increase in the expected rate of future longevity improvement taking into consideration data from multiple sources including the Society of Actuaries’ study and plan specific data.

Amounts recognized in the Consolidated Statement of Financial Position for all major funded and unfunded U.S. and Non-U.S. defined benefit plans are as follows:

	As of December 31,
(in millions)	2014		2013
	U.S.	Non-U.S.	U.S.	Non-U.S.

Other long-term assets	$-	$29	$-	$-
Other current liabilities	-	-	-	(1)
Pension and other postretirement liabilities	(278)	(157)	(177)	(161)
Net amount recognized	$(278)	$(128)	$(177)	$(162)

Information with respect to the major funded and unfunded U.S. and Non-U.S. defined benefit plans with an accumulated benefit obligation in excess of plan assets is as follows:

	As of December 31,
(in millions)	2014		2013
	U.S.	Non-U.S.	U.S.	Non-U.S.

Projected benefit obligation	$4,438	$637	$4,361	$1,010
Accumulated benefit obligation	4,436	626	4,308	990
Fair value of plan assets	4,160	480	4,184	848

Amounts recognized in accumulated other comprehensive (loss) income for all major funded and unfunded U.S. and Non-U.S. defined benefit plans consist of:

	As of December 31,
(in millions)	2014		2013
	U.S.	Non-U.S.	U.S.	Non-U.S.

Prior service credit	$58	$4	$-	$6
Net actuarial (loss) gain	(159)	(11)	86	7
Total	$(101)	$(7)	$86	$13

Other changes in plan assets and benefit obligations recognized in Other comprehensive income (expense) are as follows:

	Successor				Predecessor
	Year Ended December 31, 2014		Four Months Ended December 31, 2013		Eight Months Ended August 31, 2013
(in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.

Newly established (loss) gain	$(255)	$(21)	$97	$7	$80	$75
Newly established prior service credit	61	-	-	6	-	-
Amortization of:
Prior service (credit) cost	(3)	-	-	-	1	1
Net actuarial loss	-	-	-	-	120	55
Prior service cost recognized due to curtailment	-	-	-	-	1	13
Net curtailment (loss) gain not recognized in expense	-	(1)	-	-	20	7
Net loss (gain) recognized in expense due to settlements	10	-	(11)	-	-	1,542
Transfers	-	1	-	-	-	-
Total Income (loss) recognized in Other comprehensive income before fresh start accounting	$(187)	$(21)	$86	$13	$222	$1,693

Effect of application of fresh start accounting					$1,955	$436

The Company expects to recognize $7 million of prior service credits and $3 million of net actuarial gains as components of net periodic benefit cost over the next year.

Pension (income) expense for all defined benefit plans included:

	Successor				Predecessor
(in millions)	Year Ended		Four Months Ended		Eight Months Ended		Year Ended
	December 31, 2014		December 31, 2013		August 31, 2013		December 31, 2012
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Major defined benefit plans:
Service cost	$18	$4	$7	$2	$19	$6	$46	$10
Interest cost	176	30	67	11	120	95	206	154
Expected return on plan assets	(295)	(38)	(122)	(15)	(236)	(106)	(389)	(161)
Amortization of:
Prior service credit	(3)	-	-	-	1	1	1	3
Actuarial loss	-	-	-	-	120	55	166	64
Pension (income) expense before special termination benefits, curtailments and settlements	(104)	(4)	(48)	(2)	24	51	30	70

Special termination benefits	8	-	-	-	-	-	97	-
Curtailment (gains) losses	-	-	-	(1)	1	13	-	(1)
Settlement (gains) losses	10	-	(11)	-	-	114	-	-
Net pension (income) expense for major defined benefit plans	(86)	(4)	(59)	(3)	25	178	127	69
Other plans including unfunded plans	-	8	-	-	4	7	11	15
Net pension (income) expense	$(86)	$4	$(59)	$(3)	$29	$185	$138	$84

The pension (income) expense before special termination benefits, curtailments, and settlements reported above for the eight months ended August 31, 2013 and year ended December 31, 2012 (Predecessor) includes $38 million and $53 million respectively, which was reported as Earnings (loss) from discontinued operations.

The special termination benefits of $8 million for the year ended December 31, 2014 and $97 million for the year ended December 31, 2012 were incurred as a result of Kodak's restructuring actions and, therefore, have been included in Restructuring costs and other in the Consolidated Statement of Operations for those periods.

For the eight months ended August 31, 2013, $5 million of the Non-U.S. curtailment losses were incurred as a result of Kodak’s restructuring actions, and have been included in Restructuring costs and other in the Consolidated Statement of Operations.  The remaining curtailment losses of $8 million have been included in Earnings (loss) from discontinued operations in the Consolidated Statement of Operations.  The $114 million of settlement losses were incurred as a result of the Global Settlement, and have been included in Earnings (loss) from discontinued operations in the Consolidated Statement of Operations.

The weighted-average assumptions used to determine the benefit obligation amounts for all major funded and unfunded U.S. and Non-U.S. defined benefit plans were as follows:

	Successor				Predecessor
	December 31, 2014		December 31, 2013		August 31, 2013
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.

Discount rate	3.50%	2.07%	4.50%	3.30%	4.25%	3.24%
Salary increase rate	3.34%	1.95%	3.37%	2.77%	3.39%	2.80%

The weighted-average assumptions used to determine net pension (income) expense for all the major funded and unfunded U.S. and Non-U.S. defined benefit plans were as follows:

	Successor				Predecessor
	Year Ended		Four Months Ended		Eight Months Ended		Year Ended
	December 31, 2014		December 31, 2013		August 31, 2013		December 31, 2012
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.

Discount rate	4.16%	3.24%	4.25%	3.24%	3.52%	3.59%	4.26%	4.46%
Salary increase rate	3.37%	2.66%	3.39%	2.80%	3.40%	2.83%	3.45%	2.98%
Expected long-term rate of return on plan assets	7.63%	4.88%	8.20%	5.51%	8.12%	6.63%	8.52%	7.11%

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

The total plan assets attributable to the major U.S. defined benefit plans at December 31, 2014 relate to KRIP.  The expected long-term rate of return on plan assets assumption (“EROA”) is based on a combination of formal asset and liability studies that include forward-looking return expectations given the current asset allocation.  A review of the EROA as of December 31, 2014, based upon the current asset allocation and forward-looking expected returns for the various asset classes in which KRIP invests, resulted in an EROA of 7.4%.

As with KRIP, the EROA assumptions for certain of Kodak’s other pension plans were reassessed as of December 31, 2014.  The annual expected return on plan assets for the major non-U.S. pension plans range from 2.7% to 6.7% based on the plans’ respective asset allocations as of December 31, 2014.

Plan Asset Risk Management

Kodak evaluates its defined benefit plans’ asset portfolios for the existence of significant concentrations of risk.  Types of concentrations that are evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country, and individual fund.  As of December 31, 2014 and 2013, there were no significant concentrations (defined as greater than 10 % of plan assets) of risk in Kodak’s defined benefit plan assets.

The Company's weighted-average asset allocations for its major U.S. defined benefit pension plans by asset category, are as follows:

	As of December 31,
	2014	2013	2014 Target
Asset Category
Equity securities	15%	16%	10-20%
Debt securities	35%	30%	30-40%
Real estate	3%	5%	2-8%
Cash and cash equivalents	3%	14%	0-6%
Global balanced asset allocation funds	14%	13%	10-20%
Other	30%	22%	25-35%
Total	100%	100%

The Company's weighted-average asset allocations for its major Non-U.S. defined benefit pension plans by asset category, are as follows:

	As of December 31,
	2014	2013	2014 Target
Asset Category
Equity securities	6%	18%	2-12%
Debt securities	27%	27%	22-32%
Real estate	1%	1%	0-3%
Cash and cash equivalents	4%	3%	0-8%
Global balanced asset allocation funds	11%	6%	5-15%
Other	51%	45%	45-55%
Total	100%	100%

Fair Value Measurements

Kodak’s asset allocations by level within the fair value hierarchy at December 31, 2014 and 2013 are presented in the tables below for Kodak’s major defined benefit plans.  Kodak’s plan assets were accounted for at fair value and are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  Kodak’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value of assets and their placement within the fair value hierarchy levels.

Major U.S. Plans
December 31, 2014

	U.S.
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Cash and cash equivalents	$-	$114	$-	$114

Equity Securities	-	408	223	631

Debt Securities:
Government Bonds	-	595	395	990
Investment Grade Bonds	-	442	-	442

Real Estate	-	-	139	139

Global Balanced Asset Allocation Funds	-	587	-	587

Other:
Absolute Return	-	58	368	426
Private Equity	-	-	781	781
Derivatives with unrealized gains	50	-	-	50
	$50	$2,204	$1,906	$4,160

Major U.S. Plans
December 31, 2013

	U.S.
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Cash and cash equivalents	$-	$587	$-	$587

Equity Securities	-	481	183	664

Debt Securities:
Government Bonds	-	224	205	429
Inflation-Linked Bonds	-	39	105	144
Investment Grade Bonds	-	234	-	234
Global High Yield & Emerging Market Debt	-	263	178	441

Real Estate	-	-	200	200

Global Balanced Asset Allocation Funds	-	540	-	540

Other:
Private Equity	-	-	951	951
Derivatives with unrealized gains	16	-	-	16
Derivatives with unrealized losses	(22)	-	-	(22)
	$(6)	$2,368	$1,822	$4,184

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

Major Non-U.S. Plans
December 31, 2014

	Non - U.S.
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Cash and cash equivalents	$-	$36	$-	$36

Equity Securities	-	33	13	46

Debt Securities:
Government Bonds	-	124	38	162
Inflation-Linked Bonds	-	9	-	9
Investment Grade Bonds	-	37	-	37
Global High Yield & Emerging Market Debt	-	11	-	11

Real Estate	-	3	-	3

Global Balanced Asset Allocation Funds	-	91	-	91

Other:
Absolute Return	-	11	-	11
Private Equity	-	-	55	55
Insurance Contracts	-	340	-	340
Derivatives with unrealized gains	5	-	-	5
Derivatives with unrealized losses	(2)	-	-	(2)
	$3	$695	$106	$804

Major Non-U.S. Plans
December 31, 2013

	Non - U.S.
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Cash and cash equivalents	$-	$21	$-	$21

Equity Securities	-	137	15	152

Debt Securities:
Government Bonds	-	101	32	133
Inflation-Linked Bonds	-	10	-	10
Investment Grade Bonds	-	62	-	62
Global High Yield & Emerging Market Debt	-	24	-	24

Real Estate	-	4	5	9

Global Balanced Asset Allocation Funds	-	53	-	53

Other:
Absolute Return	-	36	-	36
Private Equity	-	2	54	56
Insurance Contracts	-	295	-	295
Derivatives with unrealized gains	1	-	-	1
Derivatives with unrealized losses	(4)	-	-	(4)
	$(3)	$745	$106	$848

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

For all of Kodak’s major defined benefit pension plans, investment managers are selected that are expected to provide best-in-class asset management for their particular asset class, and expected returns greater than those expected from existing salable assets, especially if this would maintain the aggregate volatility desired for each plan’s portfolio.  Investment managers are retained for the purpose of managing specific investment strategies within contractual investment guidelines.  Certain investment managers are authorized to invest in derivatives such as futures, swaps, and currency forward contracts.  Investments in futures and swaps are used to obtain targeted exposure to a particular asset, index or bond duration and only require a portion of the cash to gain exposure to the notional value of the underlying investment.  The remaining cash is available to be deployed and in some cases is invested in a diversified portfolio of various uncorrelated hedge fund strategies that provide added returns at a lower level of risk.  Of the investments shown in the major U.S. plans table above, 9% and 25% of the total pension assets as of December 31, 2014 reported in equity securities and government bonds, respectively, and 10%, 10%, and 3% of the total pension assets as of December 31, 2013 reported in equity securities, government bonds, and inflation-linked bonds, respectively, are reflective of the exposures gained from the use of derivatives, and are invested in a diversified portfolio of hedge funds using equity, debt, commodity, and currency strategies.

Of the investments shown in the major Non-U.S. plans table above, 1%, and 9% of the total pension assets as of December 31, 2014 reported in equity securities and government bonds, respectively, and 1%, and 10% of the total pension assets as of December 31, 2013 reported in equity securities and government bonds, respectively, are reflective of the exposures gained from the use of derivatives, and are invested in a diversified portfolio of hedge funds using equity, debt, commodity, and currency strategies.

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

The following is a reconciliation of the beginning and ending balances of level 3 assets of Kodak’s major U.S. defined benefit pension plans:

(in millions)

	Successor
	U.S.
	Balance at January 1, 2014	Net Realized and Unrealized Gains/(Losses)	Net Purchases and Sales	Net Transfer Into/(Out of) Level 3	Balance at December 31, 2014

Equity Securities	$183	$22	$18	$-	$223
Government Bonds	205	26	164	-	395
Inflation-Linked Bonds	105	(1)	(104)	-	-
Global High Yield & Emerging Market Debt	178	25	(203)	-	-
Absolute Return	-	(8)	293	83	368
Real Estate	200	22	(83)	-	139
Private Equity	951	93	(263)	-	781
Total	$1,822	$179	$(178)	$83	$1,906

	Successor
	U.S.
	Balance at September 1, 2013	Net Realized and Unrealized Gains/(Losses)	Net Purchases and Sales	Net Transfer Into/(Out of) Level 3	Balance at December 31, 2013

Equity Securities	$176	$9	$(2)	$-	$183
Government Bonds	204	5	(4)	-	205
Inflation-Linked Bonds	111	(4)	(2)	-	105
Global High Yield & Emerging Market Debt	140	38	-	-	178
Real Estate	204	6	(10)	-	200
Private Equity	959	52	(60)	-	951
Total	$1,794	$106	$(78)	$-	$1,822

	Predecessor
	U.S.
	Balance at January 1, 2013	Net Realized and Unrealized Gains/(Losses)	Net Purchases and Sales	Net Transfer Into/(Out of) Level 3	Balance at August 31, 2013

Equity Securities	$163	$16	$5	$(8)	$176
Government Bonds	201	17	(15)	1	204
Inflation-Linked Bonds	104	12	(5)	-	111
Absolute Return	201	27	(5)	(83)	140
Real Estate	198	21	(15)	-	204
Private Equity	1,002	39	(82)	-	959
Total	$1,869	$132	$(117)	$(90)	$1,794

The following is a reconciliation of the beginning and ending balances of level 3 assets of Kodak’s major Non-U.S. defined benefit pension plans (in millions):

	Successor
	Non-U.S.
	Balance at January 1, 2014	Net Realized and Unrealized Gains/(Losses)	Net Purchases and Sales	Net Transfer Into/(Out of) Level 3	Balance at December 31, 2014

Equity Securities	$15	$2	$(4)	$-	$13
Government Bonds	32	4	2	-	38
Real Estate	5	-	(5)	-	-
Private Equity	54	9	(8)	-	55
Total	$106	$15	$(15)	$-	$106

	Successor
	Non-U.S.
	Balance at September 1, 2013	Net Realized and Unrealized Gains/(Losses)	Net Purchases and Sales	Net Transfer Into/(Out of) Level 3	Balance at December 31, 2013

Equity Securities	$15	$1	$(1)	$-	$15
Government Bonds	30	2	-	-	32
Real Estate	7	-	(2)	-	5
Private Equity	55	1	(2)	-	54
Total	$107	$4	$(5)	$-	$106

	Predecessor
	Non-U.S.
	Balance at January 1, 2013	Net Realized and Unrealized Gains/(Losses)	Net Purchases and Sales	Net Transfer Into/(Out of) Level 3	Balance at August 31, 2013

Equity Securities	$13	$2	$-	$-	$15
Government Bonds	7	4	19	-	30
Inflation-Linked Bonds	251	21	(272)	-	-
Real Estate	44	(5)	(32)	-	7
Private Equity	322	(26)	(241)	-	55
Total	$637	$(4)	$(526)	$-	$107

Kodak expects to contribute $15 million in 2015 for the major Non-U.S. defined benefit pension plans and does not expect to make a contribution to KRIP in 2015.

The following pension benefit payments, which reflect expected future service, are expected to be paid:

(in millions)	U.S.	Non-U.S.
2015	$392	$61
2016	354	57
2017	342	54
2018	331	53
2019	321	51
2020-2024	1,455	244

NOTE 17:  OTHER POSTRETIREMENT BENEFITS

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

The Company's subsidiaries in Canada and the U.K. offer similar postretirement benefits.

On November 7, 2012, the Bankruptcy Court entered an order approving a settlement agreement between the Debtors and the Retiree Committee appointed by the U.S. Trustee which eliminated or reduced certain retiree benefits under the U.S. plan.   The Company also eliminated all postretirement benefits for active employees in the U.S.

The measurement date used to determine the net benefit obligation for Kodak's other postretirement benefit plans is December 31.

Changes in Kodak’s benefit obligation and funded status for the U.S., Canada and U.K. other postretirement benefit plans were as follows:

	Successor		Predecessor
(in millions)	Year Ended December 31, 2014	Four Months Ended December 31, 2013	Eight Months Ended August 31, 2013

Net benefit obligation at beginning of period	$95	$98	$152
Interest cost	4	1	3
Plan participants’ contributions	9	5	10
Actuarial (gain) loss	2	(2)	(49)
Benefit payments	(18)	(7)	(14)
Currency adjustments	(6)	-	(4)
Net benefit obligation at end of period	$86	$95	$98

Underfunded status at end of period	$(86)	$(95)	$(98)

Amounts recognized in the Consolidated Statement of Financial Position for the Company's U.S., Canada and U.K. plans consist of:

	As of December 31,
(in millions)	2014	2013

Other current liabilities	$(8)	$(10)
Pension and other postretirement liabilities	(78)	(85)
	$(86)	$(95)

Pre-tax amounts recognized in accumulated other comprehensive loss for the Company's U.S.,  Canada and U.K. plans consist of:

	As of December 31,
(in millions)	2014	2013

Net actuarial gain	$-	$2
Total recorded in Accumulated other comprehensive income	$-	$2

Changes in benefit obligations recognized in Other comprehensive (loss) income consist of:

	Successor		Predecessor
(in millions)	Year Ended December 31, 2014	Four Months Ended December 31, 2013	Eight Months Ended August 31, 2013

Newly established (loss) gain	$(2)	$2	$49
Amortization of:
Prior service credit	-	-	(77)
Net actuarial loss	-	-	4
Prior service credit recognized due to curtailment	-	-	(5)
Total income (loss) recognized in Other comprehensive income (loss) before fresh start accounting	$(2)	$2	$(29)

Effect of application of fresh start accounting			$(1,031)

Other postretirement benefit cost for the Company's U.S., Canada and U.K. plans included:

	Successor		Predecessor
(in millions)	Year Ended December 31, 2014	Four Months Ended December 31, 2013	Eight Months Ended August 31, 2013	Year Ended December 31, 2012

Components of net postretirement benefit cost:
Service cost	$-	$-	$-	$1
Interest cost	4	1	3	44
Amortization of:
Prior service credit	-	-	(75)	(83)
Actuarial loss	-	-	3	26
Other postretirement benefit cost (income) before curtailments and settlements	$4	$1	$(69)	$(12)
Curtailment gains	-	-	-	(9)
Settlement gains	-	-	-	(228)
Other postretirement benefit cost (income) from continuing operations	$4	$1	$(69)	$(249)

The weighted-average assumptions used to determine the net benefit obligations were as follows:

	Successor		Predecessor
	December 31,	December 31,	August 31,
	2014	2013	2013
Discount rate	3.49%	4.28%	4.09%
Salary increase rate	2.60%	2.50%	2.50%

The weighted-average assumptions used to determine the net postretirement benefit cost were as follows:
	Successor		Predecessor
	Year Ended December 31, 2014	Four Months Ended December 31, 2013	Eight Months Ended August 31, 2013	Year Ended December 31, 2012
Discount rate	4.28%	4.09%	3.23%	4.26%
Salary increase rate	2.50%	2.50%	2.50%	3.41%

The weighted-average assumed healthcare cost trend rates used to compute the other postretirement amounts were as follows:

	2014	2013
Healthcare cost trend	6.47%	6.51%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.65%	5.00%
Year that the rate reaches the ultimate trend rate	2021	2020

A one-percentage point change in assumed healthcare cost trend rates would have the following effects:

(in millions)	1% increase	1% decrease
Effect on total service and interest cost	$-	$-
Effect on postretirement benefit obligation	7	(5)

Kodak expects to make $8 million of benefit payments for its U.S., Canada and U.K. unfunded other postretirement benefit plans in 2015.

The following other postretirement benefits, which reflect expected future service, are expected to be paid.

(in millions)
2015	$8
2016	7
2017	6
2018	6
2019	6
2020-2024	24

NOTE 18: EARNINGS PER SHARE

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

Weighted-average basic and diluted shares outstanding were 41.7 million for both the year ended December 31, 2014 and the four months ended December 31, 2013 and 272.7 million and 271.8 million for the eight months ended August 31, 2013 and year ended December 31, 2012, respectively.

As a result of the net loss from continuing operations for the year ended December 31, 2014 and four months ended December 31, 2013, Kodak calculated diluted earnings per share using weighted-average basic shares outstanding for those periods.  If Kodak had reported earnings from continuing operations for the year ended December 31, 2014 and four months ended December 31, 2013, the following potential shares of its common stock would have been dilutive in the computation of diluted earnings per share:

(in millions of shares)	Year Ended	Four Months Ended
	December 31, 2014	December 31, 2013
Unvested share-based awards	0.1	0.2
Warrants to purchase common shares	1.5	1.7
Total	1.6	1.9

The computation of diluted earnings per share for the year ended December 31, 2014 also excluded 0.1 million shares associated with the assumed conversion of outstanding employee stock options because the effects would have been anti-dilutive.  There were no employee stock options outstanding for the four months ended December 31, 2013.

The Predecessor Company reported earnings from continuing operations for the eight months ended August 31, 2013.  However, no additional shares of Kodak’s common stock from unvested share-based awards were included in the computation of diluted earnings per share as they were all anti-dilutive.

If Kodak had reported earnings from continuing operations for the year ended December 31, 2012, no shares of Kodak’s common stock would have been dilutive in the computation of diluted earnings per share.

The computation of diluted earnings per share for the eight months ended August 31, 2013 and the year ended December 31, 2012 also excluded the assumed conversion of outstanding employee stock options and detachable warrants to purchase common shares, and approximately $400 million of convertible senior notes due 2017 because the effects would have been anti-dilutive. The following table sets forth the total amount of outstanding employee stock options and detachable warrants to purchase common shares as of the end of each reporting period:

	Predecessor
	August 31,	December 31,
(in millions of shares)	2013	2012

Employee stock options	7.0	7.9
Detachable warrants to purchase common shares	40.0	40.0
Total	47.0	47.9

NOTE 19: STOCK-BASED COMPENSATION

2013 Omnibus Incentive Plan
Kodak’s stock incentive plan consists of the 2013 Omnibus Incentive Plan (the “2013 Plan”) which replaces all prior stock-based employee benefit plans (including the 2005 Omnibus Long-Term Compensation Plan and the 2000 Omnibus Long-Term Compensation Plan). The 2013 Plan is administered by the Executive Compensation Committee of the Board of Directors, and the Board of Directors also has the authority and responsibility granted to the Executive Compensation Committee with respect to the 2013 Plan.

Awards under the 2013 Plan may be cash-based or stock-based.  Officers, directors and employees of the Company and its consolidated subsidiaries are eligible to receive awards.  Stock options are generally non-qualified, are at exercise prices not less than 100% of the per share fair market value on the date of grant and expire seven years after the grant date.  Stock-based compensation awards granted under Kodak’s stock incentive plan are generally subject to a three-year vesting period from the date of grant.  Unless sooner terminated by the Executive Compensation Committee, no awards may be granted under the 2013 Plan after the tenth anniversary of the Effective Date.

The maximum number of shares of common stock that may be issued under the 2013 Plan is approximately 4.8 million. In addition, under the 2013 Plan, the maximum number of shares available for the grant of incentive stock options is 2.0 million shares. The maximum number of shares as to which stock options or stock appreciation rights may be granted to any one person under the 2013 Plan in any calendar year is 2.0 million shares. The maximum number of performance-based compensation awards that may be granted to any one employee under the 2013 Plan in any calendar year is 1.0 million shares or, in the event such award is paid in cash, $2.5 million. The maximum number of awards that may be granted to any non-employee director under the 2013 Plan in any calendar year may not exceed a number of awards with a grant date fair value of $900,000, computed as of the grant date.

Compensation expense is recognized on a straight-line basis over the service or performance period for each separately vesting tranche of the award and is adjusted for actual forfeitures before vesting.  Kodak assesses the likelihood that performance-based shares will be earned based on the probability of meeting the performance criteria.  For those performance-based awards that are deemed probable of achievement, expense is recorded, and for those awards that are deemed not probable of achievement, no expense is recorded. Kodak assesses the probability of achievement each quarter.

For the year ended December 31, 2014, compensation expense related to unvested stock awards was $8 million, of which $7 million was associated with unvested restricted stock unit awards and $1 million was associated with unvested stock options.  Compensation expense for the four months ended December 31, 2013 of $1 million was related to unvested restricted awards as Kodak did not issue any stock option awards during that period.

As of December 31, 2014 there was $9 million of total unrecognized compensation cost related to unvested restricted stock unit awards and $5 million of total unrecognized compensation cost related to unvested stock option awards.  The unrecognized compensation cost related to unvested restricted stock unit awards is expected to be recognized over a weighted-average period of 1.7 years.  The unrecognized compensation cost related to unvested stock option awards is expected to be recognized over a weighted-average period of 1.8 years.

Restricted Stock Units
Restricted stock units are payable in shares of the Company common stock upon vesting.  The fair value is based on the closing market price of the Company’s stock on the grant date.

The following table summarizes information about restricted stock unit activity since emergence:

	Number of	Weighted-Average
	Restricted	Grant Date
	Stock Units	Fair Values
Outstanding on September 3, 2013	-	-
Granted	426,503	$16.36
Vested	53,043	$14.11
Outstanding on December 31, 2013	373,460	$16.68
Granted	465,491	$24.16
Vested	126,649	$14.11
Forfeited	26,872	$18.69
Outstanding on December 31, 2014	685,430	$22.15

Predecessor
Prior to the Effective Date, Kodak had shares or share-based awards outstanding under two share-based employee compensation plans consisting of the 2005 Omnibus Long-Term Compensation Plan (the “2005 Plan”), and the 2000 Omnibus Long-Term Compensation Plan (the “2000 Plan”). In conjunction with the Plan (see Note 24, “Emergence from Voluntary Reorganization under Chapter 11 Proceedings”), all shares, options, restricted shares and other share-based awards that were outstanding on the Effective Date were canceled.

Kodak recognized stock-based compensation expense in the amount of $3 million and $7 million for the eight months ended August 31, 2013, and year ended December 31, 2012, respectively.  There were no proceeds from the issuance of common stock through stock option plans for the eight months ended August 31, 2013 or the year ended December 31, 2012.

.

NOTE 20: SHAREHOLDERS’ EQUITY

In connection with the Company’s reorganization and emergence from bankruptcy, all shares of the Predecessor Company’s common stock were canceled. The Successor Company has 560 million shares of authorized stock, consisting of: (i) 500 million shares of common stock, par value $0.01 per share and (ii) 60 million shares of preferred stock, no par value, issuable in one or more series. As of December 31, 2014 and December 31, 2013 there were 41.9 million and 41.6 million shares of common stock outstanding, respectively, and no shares of preferred stock issued and outstanding.

On the Effective Date, the Company issued, to the holders of general unsecured claims and the retiree settlement unsecured claim, net-share settled warrants to purchase: (i) 2.1 million shares of common stock at an exercise price of $14.93 and (ii) 2.1 million shares of common stock at an exercise price of $16.12. The warrants are classified as equity instruments and reported within Additional paid in capital in the Consolidated Statement of Financial Position at their fair value as of the Effective Date ($24 million).  As of December 31, 2014, there were warrants outstanding to purchase 3.6 million shares of common stock.

During the year ended December 31, 2014, the Company repurchased shares of common stock for approximately $1 million to satisfy tax withholding obligations in connection with the issuance of stock to employees under the 2013 Plan.  During the four months ended December 31, 2013, the Company repurchased shares of common stock for approximately $3 million to satisfy tax withholding obligations in connection with the issuance of stock to employees under the Plan.  Treasury stock consisted of approximately 0.2 million shares at both December 31, 2014 and December 31, 2013.

NOTE 21:  OTHER COMPREHENSIVE (LOSS) INCOME

The changes in Other comprehensive (loss) income, by component, were as follows:

(in millions)		Successor		Predecessor
		Year Ended December 31, 2014	Four Months Ended December 31, 2013	Eight Months Ended August 31, 2013	Year Ended December 31, 2012
Currency translation adjustments		$(33)	$1	$4	$(14)

Unrealized (losses) gains
Unrealized loss arising from hedging activity before tax		-	-	-	(2)
Tax provision (benefit)		-	-	-	(1)
Unrealized loss arising from hedging activity net of tax		-	-	-	(1)

Reclassification adjustment for hedging related gains included in net earnings, before tax		-	-	-	5
Tax provision		-	-	-	-
Reclassification adjustment for hedging related gains included in net earnings, net of tax		-	-	-	5

Pension and other postretirement benefit plan changes
Newly established prior service credit		61	6	-	460
Newly established net actuarial (loss) gain		(278)	95	393	(982)
Tax provision (benefit)		7	3	14	(138)
Newly established prior service credit and net actuarial (loss) gain, net of tax		(210)	98	379	(384)
Reclassification adjustments:
Amortization of prior service credit	(a)	(3)	-	(75)	(82)
Amortization of actuarial losses	(a)	1	-	185	268
Recognition of prior service credit due to curtailments	(a)	-	-	-	(9)
Recognition of losses due to settlements and curtailments	(a)	10	-	1,563	551
Total reclassification adjustments		8	-	1,673	728
Tax provision		-	-	448	284
Reclassification adjustments, net of tax		8	-	1,225	444
Pension and other postretirement benefit plan changes, net of tax		(202)	98	1,604	60
Other comprehensive (loss) income		$(235)	$99	$1,608	$50

(a) Reclassified to Pension (income) expense - refer to Note 16, "Retirement Plans" and Note 17, "Other Postretirement Benefits" for additional information.

NOTE 22:  ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive (loss) income is composed of the following:

(in millions)	December 31, 2014	December 31, 2013
Currency translation adjustments	$(32)	$1
Pension and other postretirement benefit plan changes	(104)	98
Ending balance	$(136)	$99

NOTE 23:  SEGMENT INFORMATION

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

Segment financial information is shown below:

	Successor		Predecessor
	Year Ended December 31, 2014	Four Months Ended December 31, 2013	Eight Months Ended August 31, 2013	Year Ended December 31, 2012
(in millions)

Net sales from continuing operations:
Graphics, Entertainment & Commercial Films	$1,434	$521	$987	$1,680
Digital Printing and Enterprise	668	284	519	939
All Other	-	2	36	100
Consolidated total	$2,102	$807	$1,542	$2,719

	Successor		Predecessor
(in millions)	Year Ended December 31, 2014	Four Months Ended December 31, 2013	Eight Months Ended August 31, 2013	Year Ended December 31, 2012
Segment (loss) earnings and Consolidated (loss) earnings from continuing operations before income taxes:
Graphics, Entertainment and Commercial Films	$31	$(35)	$5	$(210)
Digital Printing and Enterprise	(77)	(59)	(37)	(280)
Total segment (loss) earnings	(46)	(94)	(32)	(490)

All Other	(10)	(3)	-	(3)
Restructuring costs and other	(61)	(17)	(49)	(232)
Corporate components of pension and OPEB income (expense) (1)	110	67	43	(2)
Other operating (expense) income, net	(9)	(2)	495	86
Legal contingencies, settlements and other	(4)	3	-	(1)
Loss on early extinguishment of debt, net	-	-	(8)	(7)
Interest expense	(62)	(22)	(106)	(139)
Other (charges) income net	(17)	10	(13)	21
Reorganization items, net	(13)	(16)	2,026	(843)
Consolidated (loss) earnings from continuing operations before income taxes	$(112)	$(74)	$2,356	$(1,610)

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

(in millions)	Successor		Predecessor
	December 31,	December 31,	December 31,
	2014	2013	2012

Segment total assets:
Graphics, Entertainment and Commercial Films	$1,049	$1,322	$1,350
Digital Printing and Enterprise	591	681	524
Total of reportable segments	1,640	2,003	1,874
All Other	121	156	189
Cash and cash equivalents	712	844	1,135
Deferred income tax assets	69	102	545
Assets held for sale	14	95	578
Consolidated total assets	$2,556	$3,200	$4,321

(in millions)	Successor		Predecessor
Intangible asset amortization expense from continuing operations:	Year Ended December 31, 2014	Four Months Ended December 31, 2013	Eight Months Ended August 31, 2013	Year Ended December 31, 2012
Graphics, Entertainment and Commercial Films	$8	$3	$7	$21
Digital Printing and Enterprise	17	5	3	5
Consolidated total	$25	$8	$10	$26

(in millions)	Successor		Predecessor
Depreciation expense from continuing operations:	Year Ended December 31, 2014	Four Months Ended December 31, 2013	Eight Months Ended August 31, 2013	Year Ended December 31, 2012
Graphics, Entertainment and Commercial Films	$121	$46	$61	$100
Digital Printing and Enterprise	36	13	20	41
Sub-total	157	59	81	141
Other	15	8	6	29
Restructuring-related depreciation	2	-	4	12
Consolidated total	$174	$67	$91	$182

(in millions)	Successor		Predecessor
Capital additions from continuing operations:	Year Ended December 31, 2014	Four Months Ended December 31, 2013	Eight Months Ended August 31, 2013	Year Ended December 31, 2012
Graphics, Entertainment and Commercial Films	$22	$13	$10	$14
Digital Printing and Enterprise	13	8	6	18
Sub-total	35	21	16	32
Other	8	-	2	1
Consolidated total	$43	$21	$18	$33

(in millions)	Successor		Predecessor
Net sales to external customers attributed to (1):	Year Ended December 31, 2014	Four Months Ended December 31, 2013	Eight Months Ended August 31, 2013	Year Ended December 31, 2012
The United States	$737	$238	$515	$852
Europe, Middle East and Africa	727	287	548	966
Asia Pacific	451	207	330	660
Canada and Latin America	187	75	149	241
Non U.S. countries total	1,365	569	1,027	1,867
Consolidated total	$2,102	$807	$1,542	$2,719

(1)
Sales are reported in the geographic area in which they originate.  The Company’s operations in Japan generated more than 10% of net sales in the year ended December 31, 2012, totaling $274 million.  No other non-U.S. country generated more than 10% of net sales in the year ended December 31, 2014, four months ended December 31, 2013, eight months ended August 31, 2013 or year ended December 31, 2012.

(in millions)	Successor		Predecessor
Property, plant and equipment, net located in:	December 31, 2014	December 31, 2013	December 31, 2012
The United States	$271	$378	$395
Europe, Middle East and Africa	68	91	85
Asia Pacific	75	83	96
Canada and Latin America	110	132	31
Non U.S. countries total (1)	253	306	212
Consolidated total	$524	$684	$607

(1)
Of the total non U.S. property, plant and equipment in 2014, $95 million are located in Brazil and $59 million are located in China.  Of the total non U.S. property, plant and equipment in 2013, $113 million are located in Brazil.  No other non U.S. country had greater than 10% of property, plant and equipment in 2014, 2013 or 2012.

NOTE 24: EMERGENCE FROM VOLUNTARY REORGANIZATION UNDER CHAPTER 11 PROCEEDINGS

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

EASTMAN BUSINESS PARK SETTLEMENT AGREEMENT

On June 17, 2013, the Company, the New York State Department of Environmental Conservation and the New York State Urban Development Corporation, d/b/a Empire State Development entered into a settlement agreement, subsequently amended on August 6, 2013 (the “Amended EBP Settlement Agreement”).  The Amended EBP Settlement Agreement was subject to the satisfaction or waiver of certain conditions including a covenant not to sue from the EPA.  On May 13, 2014, the Bankruptcy Court approved the U.S. Environmental Settlement, which contained the EPA covenant not to sue, and on May 20, 2014 the Amended EBP Settlement Agreement was implemented and became effective. The Amended EBP Settlement Agreement included the settlement of certain of the Company’s historical environmental liabilities at EBP through the establishment of the EBP Trust as follows:  (i) the EBP Trust is responsible for investigation and remediation at EBP arising from the Company’s historical subsurface environmental liabilities in existence prior to the effective date of the Amended EBP Settlement Agreement, (ii) the Company funded the EBP Trust on the effective date with a $49 million cash payment and transferred certain equipment and fixtures used for remediation at EBP and (iii) in the event the historical liabilities exceed $99 million, the Company will become liable for 50% of the portion above $99 million.  Prior to the implementation of the Amended EBP Settlement Agreement, $49 million was already held in a separate trust and escrow account.

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

NOTE 25: FRESH START ACCOUNTING

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

(in millions)
	Predecessor Company (a)	Reorganization Adjustments		Fresh Start Adjustments		Successor Company
ASSETS
Current Assets
Cash and cash equivalents	$1,070	$(172)	(1)	$-		$898
Restricted cash	24	98	(2)	-		122
Receivables, net	492	-		-		492
Inventories, net	435	-		67	(21)	502
Assets held for sale	109	-		8	(22)	117
Other current assets	77	8	(3)	(42)	(23)	42
		(1)	(4)
Total current assets	2,207	(67)		33		2,173
Property, plant & equipment, net	507	-		220	(24)	727
Goodwill	56	-		32	(25)	88
Intangible assets, net	43	-		192	(26)	235
Deferred income taxes	22	(21)	(3)	55	(23)	56
Other long-term assets	202	15	(5)	(26)	(27)	184
		8	(6)	(8)	(28)
		(8)	(7)	1	(29)
TOTAL ASSETS	$3,037	$(73)		$499		$3,463
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities
Accounts payable, trade	$317	$6	(8)	$-		$339
		3	(9)
		13	(10)
Short-term borrowings and current portion of long-term debt	681	(641)	(11)	-		44
		4	(12)
Other current liabilities	600	(17)	(13)	(8)	(30)	586
		(13)	(3)	(14)	(29)
		38	(14)
Liabilities held for sale	45	-		(3)	(22)	42
Total current liabilities	1,643	(607)		(25)		1,011
Long-term debt, net of current portion	370	(370)	(15)	11	(31)	676
		665	(16)
Pension and other postretirement liabilities	411	156	(17)	178	(29)	745
Other long-term liabilities	318	61	(17)	82	(23)	408
				(53)	(32)
Liabilities subject to compromise	2,475	(2,475)	(17)	-		-
Total liabilities	5,217	(2,570)		193		2,840

Equity (Deficit)
Common stock (Successor)	-	-	(18)	-		-
Additional paid in capital (Successor)	-	540	(18)	73	(33)	613
Common stock (Predecessor)	978	(978)	(19)	-		-
Additional paid in capital (Predecessor)	1,105	(1,105)	(19)	-		-
Retained earnings (deficit)	2,446	(1,671)	(20)	(775)	(34)	-
Accumulated other comprehensive loss	(1,008)	-		1,008	(34)	-
	3,521	(3,214)		306		613
Less: Treasury stock (Predecessor)	(5,711)	5,711	(19)	-		-
Total Eastman Kodak Company shareholders' (deficit) equity	(2,190)	2,497		306		613
Noncontrolling interests	10	-		-		10
Total equity (deficit)	(2,180)	2,497		306		623
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$3,037	$(73)		$499		$3,463

(a)
On the Effective Date, Kodak completed the sale of substantially all of its assets constituting the Personalized Imaging and Document Imaging businesses to KPP Holdco Limited. This transaction has been reflected in the Predecessor Company period. Refer to Note 27, “Discontinued Operations” for additional information.

Reorganization adjustments

(1)	Reflects the net cash payments recorded as of the Effective Date from implementation of the Plan:
(in millions)
Sources:
Net proceeds from Emergence Credit Facilities	$664
Proceeds from Rights Offerings	406
Total sources		$1,070
Uses:
Repayment of Junior DIP Term Loans	$644
Repayment of Second Lien Notes	375
Claims paid at emergence	94
Funding of escrow accounts	113
Other fees and expenses	16
Total uses		1,242
Net uses		$(172)

  Other fees and expenses represent $7 million payment for accrued and unpaid interest related to the repayment of debt and $9 million payment for emergence and success fees, which is included in Reorganization items, net in the Consolidated Statement of Operations.

(2)
Reflects the funding of $80 million to the professional fee escrow account for professional fees accrued at emergence and $18 million related to the EBP Settlement Agreement. Refer to Note 24, “Emergence from Voluntary Reorganization under Chapter 11 Proceedings” for additional information regarding the EBP Settlement Agreement.

(3)
Reflects the expiration of tax attributes, which was fully offset by a corresponding decrease in Kodak’s U.S. valuation allowance, as a result of the Debtors’ emergence from chapter 11 bankruptcy proceedings. Refer to Note 14, “Income Taxes” for additional information.

(4)
Represents the write-off of unamortized debt issuance costs of $1 million related to the Junior DIP Credit Agreement upon repayment in full of all outstanding term loans on the Effective Date. This amount has been included in Reorganization items, net in the Consolidated Statement of Operations.

(5)	Represents the funding of $15 million in cash collateralization for letters of credit under the ABL Credit Facility.

(6)	Represents $8 million of debt issuance costs incurred related to the Emergence Credit Facilities.

(7)
Represents the write-off of $5 million of deferred debt issuance costs upon repayment in full of all loans outstanding under the 9.75% senior secured notes due 2018 and 10.625% senior secured notes due 2019 and the write-off of $3 million of deferred equity issuance costs. These amounts have been included in Reorganization items, net in the Consolidated Statement of Operations.

(8)	Represents $6 million in claims expected to be satisfied in cash that were reclassified from Liabilities subject to compromise.

(9)	Represents $3 million of accrued expenses related to the Emergence Credit Facilities that have been deferred and recorded as part of Other Current assets.

(10)	Represents $13 million in success fees accrued upon emergence that have been included in Reorganization items, net in the Consolidated Statement of Operations.

(11)
On the Effective Date, the Company repaid in full all term loans outstanding under the Junior DIP Credit Agreement for an aggregate remaining principal amount of approximately $644 million offset by $3 million of unamortized debt discount that was written off upon repayment of the debt and is included in Reorganization items, net in the Consolidated Statement of Operations.

(12)	Represents $4 million of principal amount recorded as short-term borrowings pursuant to the terms of the Emergence Credit Facility.

(13)
On the Effective Date, the Company paid $7 million of accrued and unpaid interest related to the repayment of debt and $10 million in administrative claims that was included within Other current liabilities.

(14)
Represents $29 million in claims expected to be settled in cash and $9 million of liabilities that have been retained by Kodak in accordance with the Plan that have been reclassified from Liabilities subject to compromise.

(15)
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

(16)
Upon issuance of the Term Loans under the Emergence Credit Facility, the Company received net proceeds of approximately $669 million, of which $4 million of the principal amount of the loans is recorded as short-term borrowings pursuant to the terms of the Emergence Credit Facility.

(17)	Liabilities subject to compromise were settled as follows in accordance with the Plan:

(in millions)
Liabilities subject to compromise of the Predecessor Company (LSTC)		$2,475
Cash payments at emergence from LSTC		(84)
Claims expected to be satisfied in cash		(35)
Liabilities reinstated at emergence:
Pension and other postretirement liabilities	(156)
Environmental obligations	(61)
Other current liabilities	(9)
Total liabilities reinstated at emergence		(226)
Fair value of equity issued to unsecured creditors		(85)
Fair value of warrants issued to unsecured creditors		(24)
Gain on settlement of liabilities subject to compromise		$2,021

        Refer to explanation #18 for the determination of fair value for equity issued to unsecured creditors.

(18)
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

(19)	Reflects the cancellation of Predecessor Company equity to retained earnings.

(20)	Reflects the cumulative impact of the reorganization adjustments discussed above:
(in millions)
Gain on settlement of liabilities subject to compromise	$2,021
Fair value of shares issued to Backstop Parties and employees	(25)
Write-off of unamortized debt discounts and debt issuance costs	(14)
Success fees accrued at emergence	(13)
Emergence and success fees paid at emergence	(9)
Write-off of deferred equity issuance costs	(3)
Net gain on reoganization adjustments	1,957
Cancellation of Predecessor Company equity	(3,628)
Net impact to Retained earnings (deficit)	$(1,671)

The net gain on reorganization adjustments has been included in Reorganization items, net in the Consolidated Statement of Operations.

Fresh Start adjustments

(21)	An adjustment of $67 million was recorded to increase the net book value of inventories to their estimated fair value, which was determined as follows:

•
Fair value of finished goods inventory were determined based on the estimated selling price less costs to sell, including disposal and holding period costs, and a reasonable profit margin on the selling and disposal effort.

•
Fair value of work-in-process was determined based on the estimated selling price once completed less total costs to complete the manufacturing effort, costs to sell, including disposal and holding period costs, and a reasonable profit on the remaining manufacturing, selling and disposal effort.

•	Fair value of raw materials was determined based on current replacement costs.

The following table summarizes the components of inventory as of August 31, 2013, and the fair value at September 1, 2013:

	Successor	Predecessor
(in millions)	As of September 1, 2013	As of August 31, 2013

Finished goods	$280	$235
Work in process	120	99
Raw materials	102	101
Total	$502	$435

(22)	Represents fair value adjustment to the assets and liabilities of the Company’s Personalized Imaging and Document Imaging businesses in delayed close countries.

(23)	Represents the net decrease in tax assets and tax liabilities associated with adjustments for fresh start accounting.

(24)	An adjustment of $220 million was recorded to increase the net book value of property, plant and equipment to estimated fair value. Fair value was determined as follows:

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

     (25) This adjustment eliminated the Predecessor goodwill balance of $56 million and records Successor goodwill of $88 million, which represents the reorganizational value of assets in excess of amounts allocated to identified tangible and intangible assets, as follows:

Successor
(in millions)	As of September 1, 2013
Reorganization value of Successor assets	$3,463
Less: Fair value of Successor assets (excluding goodwill)	3,375
Reorganization value of Successor assets in excess of fair value - Successor goodwill	$88

Refer to Note 5, “Goodwill and Other Intangible Assets” for Successor goodwill by reportable segment.

(26)	The net adjustment of $192 million reflects the write-off of existing intangibles of $43 million and an adjustment of $235 million to record the fair value of intangibles, determined as follows:

a.	Trade names of $54 million were valued using the income approach, specifically the relief from royalty method based on the following significant assumptions:

i.	Forecasted revenues attributable to the trade names ranging from September 1, 2013 to December 31, 2023, including a terminal year with growth rates ranging from 0% to 3%;

ii.	Royalty rates ranging from .5% to 1% of expected net sales determined with regard to comparable market transactions and profitability analysis;

iii.	Discount rates ranging from 27% to 32%, which were based on the after-tax weighted-average cost of capital; and

iv.	Kodak anticipates using its trade name for an indefinite period.

b.	Technology based intangibles of $131 million were valued using the income approach, specifically the relief from royalty method based on the following significant assumptions:

i.	Forecasted revenues attributable to the respective technologies for the period ranging from September 1, 2013 to December 31, 2025;

ii.	Royalty rates ranging from 1% to 16% determined with regard to comparable market transactions and cash flows of the respective technologies;

iii.	Discount rates ranging from 29% to 34%, based on the after-tax weighted-average cost of capital; and

iv.	Economic lives ranging from 4 to 12 years.

c.	Customer related intangibles of $39 million were valued using the income approach, specifically the multi-period excess earnings approach based on the following significant assumptions:

i.	Forecasted revenues and profit margins attributable to the current customer base for the period ranging from September 1, 2013 to December 31, 2024;

ii.	Attrition rates ranging from 2.5% to 20%;

iii.	Discount rates ranging from 29% to 38%, based on the after-tax weighted-average cost of capital; and

iv.	Economic lives ranging from 3 to 10 years.

d.	In-process research and development of $9 million was determined using the income approach, specifically the multi-period excess earnings method based on the following significant assumptions:

i.	Forecasted revenues attributable to the respective research and development projects for the period of September 1, 2013 to December 31, 2019;

ii.	Discount rate of 40% based on the after-tax weighted-average cost of capital adjusted for perceived risks inherent in the individual assets; and

iii.	Economic life of 6 years.

e.
In addition, the Company recorded the fair value of other intangibles of $2 million primarily related to favorable contracts and leasehold improvements that were favorable relative to available market terms.

(27)	Represents the write-off of deferred costs under various licensing transactions now being reflected in intangible assets.

(28)	Represents the write-off of unamortized debt issuance costs related to the Emergence Credit Facilities.

(29)	Represents the revaluation of pension and other postretirement obligations. Refer to Note 16, “Retirement plans “and Note 17, ”Other postretirement benefits” for additional information.

(30)	Represents the revaluation of deferred revenues to the fair value of Kodak’s related future performance obligations.

(31)	Represents the write-off of unamortized debt discounts related to the Emergence Credit Facilities based on the fair value of debt.

(32)
Represents $38 million decrease in capitalized lease obligations determined based on market rents, $19 million decrease related to the remeasurement of employee benefit obligations offset by net $4 million increase in fair value adjustment related to asset retirement obligations and other miscellaneous liabilities.

(33)	Reflects the increase in fair value of the 34 million shares of common stock issued in connection with the Rights Offering from $11.94 to $14.11 per share.

(34)	Reflects the cumulative impact of fresh start adjustments as discussed above and the elimination of the Predecessor Company’s accumulated other comprehensive loss.

(in millions)

Establishment of Successor goodwill	$88
Elimination of Predecessor goodwill	(56)
Establishment of Successor intangibles	235
Elimination of Predecessor intangibles	(43)
Inventory fair value adjustment	67
Property, plant & equipment fair value adjustment	220
Pension and other postretirement obligations fair value adjustment	(178)
Rights offering fair value adjustment	(73)
Long-term debt fair value adjustment	(11)
Other assets and liabilities fair value adjustments	53
Net gain on fresh start adjustments	302
Tax impact on fresh start adjustments	(69)
Elimination of Predecessor accumulated other comprehensive loss	(1,008)
Net impact on Retained earnings (deficit)	$(775)

The net gain on fresh start adjustments has been included in Reorganization items, net in the Consolidated Statement of Operations.

NOTE 26:  REORGANIZATION ITEMS, NET

A summary of reorganization items, net is presented in the following table:

	Successor		Predecessor
(in millions)	Year Ended December 31, 2014	Four Months Ended December 31, 2013	Eight Months Ended August 31, 2013	Year Ended December 31, 2012

Professional fees	$10	$19	$114	$178
DIP credit agreement financing costs	-	-	-	47
Provision for expected allowed claims	(1)	-	133	856
Gain on settlement of other postemployment liabilities	-	-	-	(238)
Net gain on reorganization adjustments	-	-	(1,957)	-
Net gain on fresh start adjustments	-	-	(302)	-
Other items, net	4	(3)	(14)	-
Reorganization items, net	$13	$16	$(2,026)	$843
Cash payments for reorganization items	$21	$85	$210	$167

Subsequent to the Effective Date, costs directly attributable to the implementation of the Plan are reported as Reorganization items, net. The cash payments for reorganization items for the eight months ended August 31, 2013 includes $84 million of claims related to liabilities subject to compromise paid on the Effective Date. Refer to Note 25, “Fresh Start Accounting” for additional information on the net gain on reorganization and fresh start adjustments.

NOTE 27:  DISCONTINUED OPERATIONS

On the Effective Date, as a part of the Global Settlement and pursuant to the Amended SAPA, Kodak consummated the sale of certain assets of the Business to the KPP Purchasing Parties for net cash consideration, in addition to the assumption by the KPP Purchasing Parties of certain liabilities of the Business, of $325 million. Up to $35 million in aggregate of the purchase price is subject to repayment to KPP if the Business does not achieve certain annual adjusted EBITDA targets over the four-year period ending December 31, 2018. Certain assets and liabilities of the Business in certain jurisdictions were not transferred at the initial closing, which took place on the Effective Date, but are being transferred at a series of deferred closings in accordance with the Amended SAPA, one of which has yet to close.  Kodak has been and is operating the Business related to the deferred closing jurisdictions, subject to certain covenants, until the applicable deferred closing occurs, and delivers to (or receives from) a KPP subsidiary at each deferred closing a true-up payment reflecting the actual economic benefit (or detriment) to the Business in the applicable deferred closing jurisdiction(s) from the time of the initial closing through the time of the applicable deferred closing.  Up to the time of the deferred closing, the results of the operations of the Business are being reported as Earnings (loss) from discontinued operations, net of income taxes in the Consolidated Statement of Operations and the assets and liabilities of the Business are being categorized as Assets held for sale or Liabilities held for sale in the Consolidated Statement of Financial Position, as appropriate.

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

The following table summarizes the major classes of assets and liabilities related to the disposition of the Business which have been segregated and reported as part of Current assets held for sale and Current liabilities held for sale in the Consolidated Statement of Financial Position:

(in millions)	As of December 31, 2014	As of December 31, 2013
Receivables, net	$-	$16
Inventories, net	2	62
Property, plant and equipment, net	4	10
Other assets	6	7
Current assets held for sale	$12	$95

Trade payables	$1	$24
Miscellaneous payables and accruals	-	14
Current liabilities held for sale	$1	$38

Discontinued operations of Kodak include the Business (excluding the consumer film business, for which Kodak has entered into an ongoing supply arrangement with one or more KPP Purchasing Parties), digital capture and devices business (exited in the third quarter of 2012), Kodak Gallery (exited in the third quarter of 2012), and other miscellaneous businesses.

The significant components of revenues and earnings (loss) from discontinued operations, net of income taxes are as follows:

	Successor		Predecessor
	Year Ended December 31, 2014	Four Months Ended December 31, 2013	Eight Months Ended August 31, 2013	Year Ended December 31, 2012
(in millions)
Revenues from Personalized and Document Imaging	$61	$77	$738	$1,350
Revenues from Digital Capture and Devices operations	-	-	6	36
Revenues from Kodak Gallery operations	-	-	-	29
Revenues from other discontinued operations	-	1	17	50
Total revenues from discontinued operations	$61	$78	$761	$1,465

Pre-tax earnings (loss) from Personalized and Document Imaging	$9	$5	$(217)	$51
Pre-tax earnings (loss) from Digital Capture and Devices operations	-	1	2	(78)
Pre-tax earnings (loss) from Kodak Gallery operations	-	-	1	4
Pre-tax (loss) earnings from other discontinued operations	-	-	(17)	(7)
(Provision) benefit for income taxes related to discontinued operations	(5)	(2)	96	(12)
Earnings (loss) from discontinued operations, net of income taxes	$4	$4	$(135)	$(42)

Kodak was required to use a portion of the proceeds from the divestiture of the Business to repay $200 million of the Junior DIP Credit Agreement. Interest expense on the debt that was required to be repaid as a result of the sale of the Business has therefore been allocated to discontinued operations ($14 million and $19 million for the eight months ended August 31, 2013 and year ended December 31, 2012, respectively).

Depreciation and amortization of long-lived assets of the Business included in discontinued operations ceased as of July 1, 2013.

Direct operating expenses of the discontinued operations are included in the results of discontinued operations. Indirect expenses that were historically allocated to the discontinued operations have been included in the results of continuing operations. Prior period results have been reclassified to conform to the current period presentation.

QUARTERLY SALES AND EARNINGS DATA (UNAUDITED)

	Successor
(in millions, except per share data)	4th Qtr.	3rd Qtr.		2nd Qtr.	1st Qtr.
2014
Net sales from continuing operations	$529	$564		$525	$484
Gross profit from continuing operations	109	156		102	89
(Loss) earnings from continuing operations	(40)	31	(1)	(60)	(53)
(Loss) earnings from discontinued operations (4)	(1)	(12)		(2)	19
Net (loss) earnings attributable to Eastman Kodak Company	(42)	17		(62)	(36)
Basic net (loss) earnings per share attributable to Eastman Kodak Company
Continuing operations	(0.98)	0.70		(1.44)	(1.32)
Discontinued operations	(0.02)	(0.29)		(0.05)	0.46
Total	$(1.00)	$0.41		$(1.49)	$(0.86)
Diluted net (loss) earnings per share attributable to Eastman Kodak Company
Continuing operations	(0.98)	0.67		(1.44)	(1.32)
Discontinued operations	(0.02)	(0.28)		(0.05)	0.46
Total	$(1.00)	$0.39		$(1.49)	$(0.86)

	Successor		Predecessor
(in millions, except per share data)	4th Qtr.	September 1, 2013 through September 30, 2013	July 1, 2013 through August 31, 2013		2nd Qtr.	1st Qtr.
2013
Net sales from continuing operations	$609	$198	$365		$583	$594
Gross profit from continuing operations	98	22	85		133	150
(Loss) earnings from continuing operations	(51)	(31)	2,085	(2)	(208)	324	(3)
(Loss) earnings from discontinued operations (4)	(6)	10	(78)		(16)	(41
Net (loss) earnings attributable to Eastman Kodak Company	(63)	(18)	2,007		(224)	283
Basic and diluted net (loss) earnings per share attributable to Eastman Kodak Company
Continuing operations	$(1.37)	$(0.67)	$7.65		$(0.76)	$1.19
Discontinued operations	(0.14)	0.24	(0.29)		(0.06)	(0.15
Total	$(1.51)	$(0.43)	$7.36		$(0.82)	$1.04

(1)	Includes pre-tax licensing revenue of $51 million which increased net earnings from continuing operations by $51 million.

(2)	Includes income of $2,217 million from Reorganization items, net

(3)
Includes proceeds of $535 million from the sale and licensing of certain intellectual property assets which increased net earnings from continuing operations by $530 million; a pre-tax impairment charge of $77 million included in Other operating expense (income), net, which decreased net earnings from continuing operations by $55 million and $119 million of Reorganization items, net

(4)	Refer to Note 27, “Discontinued Operations”, in the Notes to Financial Statements for a discussion regarding discontinued operations.

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

Management assessed the effectiveness of Kodak’s internal control over financial reporting as of December 31, 2014.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in "Internal Control-Integrated Framework" (2013).  Based on management’s assessment using the COSO criteria, management has concluded that Kodak's internal control over financial reporting was effective as of December 31, 2014.  The effectiveness of Kodak’s internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, Kodak’s independent registered public accounting firm, as stated in their report which appears on page 45 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change identified in Kodak’s internal control over financial reporting that occurred during Kodak’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, Kodak’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Kodak hereby incorporates by reference herein Exhibit 99.1 to this report. Exhibit 99.1 includes disclosure publicly filed by an entity that may be considered an “affiliate” (as such term is defined in Rule 12b-2 of the Exchange Act) of Kodak.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 regarding directors is incorporated herein by reference from the information under the caption "Board Structure and Corporate Governance - Board of Directors" in the Company's Notice of 2015 Annual Meeting and Proxy Statement (the “Proxy Statement”), which will be filed within 120 days after December 31, 2014.  The information required by Item 10 regarding audit committee composition and audit committee financial expert disclosure is incorporated by reference from the information under the caption "Board Structure and Corporate Governance - Committees of the Board - Audit and Finance Committee" in the Proxy Statement.  The information required by Item 10 regarding executive officers is contained in Part I under the caption "Executive Officers of the Registrant" on page 18 of this report.  The information required by Item 10 regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference from the information under the caption "Security Ownership of Certain Beneficial Owners and Management - Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

We have adopted a Business Conduct Guide that applies to all of our officers and employees, including our principal executive, principal financial and principal accounting officers, or persons performing similar functions, as well as a Directors’ Code of Conduct that applies to our directors and Board observers.  Our Business Conduct Guide and Directors’ Code of Conduct are posted on our website located at http://ek.client.shareholder.com/supporting.cfm.  We intend to disclose future amendments to certain provisions of the Business Conduct Guide or Directors’ Code of Conduct and waivers of the Business Conduct Guide or Directors’ Code of Conduct granted to executive officers or directors, on the website within four business days following the date of the amendment or waiver.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference from the information under the following captions in the Proxy Statement:  "Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 12 is incorporated by reference from the information under the captions "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.  "Securities Authorized for Issuance Under Equity Compensation Plans" is shown below:

EQUITY COMPENSATION PLAN INFORMATION
As of December 31, 2014, information about the Company’s equity compensation plans is as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, and Restricted Stock Units	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans not approved by security holders (1)	1,466,751	$22.56	3,146,037

The Company's equity compensation plan not approved by security holders is the 2013 Omnibus Long-Term Compensation Plan which was approved by the Bankruptcy Court pursuant to the Plan of Reorganization, the material terms of which were summarized in the Company’s Report on Form 8-K filed on September 10, 2013, and a copy of which was filed with the Report on Form 10-Q for the period ending September 30, 2013 and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference from the information under the captions "Certain Relationships and Related Transactions" and "Board Structure and Corporate Governance - Director Independence" in the Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 regarding principal auditor fees and services is incorporated by reference from the information under the caption “Principal Accounting Fees and Services” in the Proxy Statement.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Page
(a) 1. Consolidated financial statements:
Report of independent registered public accounting firm	45
Consolidated statement of operations	47
Consolidated statement of comprehensive (loss) income	48
Consolidated statement of financial position	49
Consolidated statement of equity (deficit)	50
Consolidated statement of cash flows	52
Notes to financial statements	54

2. Financial statement schedule:
II - Valuation and qualifying accounts	130

All other schedules have been omitted because they are not applicable or the information required is shown in the financial statements or notes thereto.

3. Supplemental data:
Quarterly sales and earnings data (unaudited)	124

4. Exhibits required as part of this report are listed in the index appearing on pages 131 through 134.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTMAN KODAK COMPANY
(Registrant)

By:       _________________________
/s/ Jeffrey J. Clarke
Chief Executive Officer
March 16, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Signature	Title
By:	/s/ Jeffrey J. Clarke	Chief Executive Officer and Director
	Jeffrey J. Clarke	(Principal Executive Officer)

By:	/s/ John N. McMullen John N. McMullen	Chief Financial Officer (Principal Financial Officer)

By:	/s/ Eric H. Samuels	Chief Accounting Officer and Corporate Controller
	Eric H. Samuels	(Principal Accounting Officer)

By:	/s/ Mark S. Burgess	Director
Mark S. Burgess

By:	/s/ James V. Continenza	Chairman
James V. Continenza

By:	/s/ Matthew A. Doheny	Director
Matthew A. Doheny

By:	/s/ John A. Janitz	Director
John A. Janitz

By:	/s/ George Karfunkel	Director
George Karfunkel

By:	/s/ Jason New	Director
Jason New

By:	/s/ William G. Parrett	Director
William G. Parrett

By:	/s/ Derek Smith	Director
Derek Smith

Date:           March 16, 2015

Schedule II

Eastman Kodak Company
Valuation and Qualifying Accounts

	Balance at	Charges to	Amounts	Balance at
	Beginning	Earnings	Written	End of
(in millions)	Of Period	and Equity	Off	Period

Year ended December 31, 2014 (Successor)
Deducted in the Statement of Financial Position:
From Current Receivables:
Reserve for doubtful accounts	$6	$5	$-	$11
Reserve for loss on returns and allowances	3	3	3	3
Total	$9	$8	$3	$14

From Deferred Tax Assets:
Valuation allowance	$953	$257	$83	$1,127

Four Months ended December 31, 2013 (Successor)
From Current Receivables:
Reserve for doubtful accounts	$-	$6	$-	$6
Reserve for loss on returns and allowances	3	2	2	3
Total	$3	$8	$2	$9

In connection with the application of fresh start accounting on September 1, 2013, the carrying value of trade receivables was adjusted to fair value, eliminating the reserve for doubtful accounts.

From Deferred Tax Assets:
Valuation allowance	$1,273	$157	$477	$953

Eight Months ended August 31, 2013 (Predecessor)
Deducted in the Statement of Financial Position:
From Current Receivables:
Reserve for doubtful accounts	$30	$-	$8	$22
Reserve for loss on returns and allowances	5	3	5	3
Total	$35	$3	$13	$25

From Deferred Tax Assets:
Valuation allowance	$2,838	$180	$1,745	$1,273

Year ended December 31, 2012 (Predecessor)
Deducted in the Statement of Financial Position:
From Current Receivables:
Reserve for doubtful accounts	$27	$12	$9	$30
Reserve for loss on returns and allowances	11	10	16	5
Total	$38	$22	$25	$35

From Deferred Tax Assets:
Valuation allowance	$2,560	$807	$529	$2,838

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

(3.1)	Second Amended and Restated Certificate of Incorporation.
(Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 as filed on September 3, 2013).

(3.2)	Third Amended and Restated By-Laws.
(Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 as filed on August 5, 2014).

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

*(10.3)	Eastman Kodak Company 2013 Omnibus Incentive Plan Form of Director Restricted Stock Unit Award Agreement.
(Incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 as filed on March 19, 2014).

Eastman Kodak Company
Index to Exhibits
Exhibit	(cont'd)
Number

#(10.4)
Credit Agreement dated September 3, 2013 among Eastman Kodak Company as Borrower, the guarantors named therein as Guarantors, the lenders named therein as Lenders, Bank of America, N.A. as Administrative and Collateral Agent, Barclays Bank PLC as Syndication Agent and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Bank PLC and J.P. Morgan Securities LLC as Joint Lead Arrangers and Joint Bookrunners.

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

*(10.12)	Employment Agreement between Eastman Kodak Company and John N. McMullen, dated May 16, 2014.
(Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 as filed on August 5, 2014).

*(10.13)
Employment Agreement between Eastman Kodak Company and Jeffrey J. Clarke, dated March 10, 2014.
(Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 as filed on May 6, 2014).

Eastman Kodak Company
Index to Exhibits
(cont'd)

Exhibit
Number

*#(10.14)	Management Agreement with Douglas J. Edwards, dated September 3, 2013.
(Incorporated by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 as filed on November 12, 2013).

*(10.15)	Management Agreement with Antonio M. Perez, dated September 3, 2013.
(Incorporated by reference to Exhibit 10.12 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 as filed on November 12, 2013).

*#(10.16)	Management Agreement with Laura G. Quatela, dated September 3, 2013.
(Incorporated by reference to Exhibit 10.13 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 as filed on November 12, 2013).

*#(10.17)	Management Agreement with Patrick M. Sheller, dated September 3, 2013.
(Incorporated by reference to Exhibit 10.14 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 as filed on November 12, 2013).

*(10.18)	Management Agreement with Brad Kruchten, dated September 3, 2013.
(Incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 as filed on March 19, 2014).

(10.19)
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

(10.20)	Backstop Commitment Agreement among Eastman Kodak Company and the Backstop Parties party thereto, dated June 18, 2013.
(Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 as filed on August 7, 2013).

*(10.21)	Eastman Kodak Company Executive Compensation for Excellence and Leadership Plan, dated January 1, 2014.
(Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 as filed on May 6, 2014).

*(10.22)	Eastman Kodak Company Administrative Guide for the 2014 Performance Period under the Executive Compensation for Excellence and Leadership Plan.
(Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 as filed on May 6, 2014).

*(10.23)	Eastman Kodak Company Deferred Compensation Plan for Directors dated December 26, 2013.
(Incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 as filed on March 19, 2014).

(12)	Statement regarding Computation of Ratio of Earnings to Fixed Charges, filed herewith.

(21)	Subsidiaries of Eastman Kodak Company, filed herewith.

(23)	Consents of Independent Registered Public Accounting Firm, filed herewith.

Eastman Kodak Company
Index to Exhibits
(cont'd)

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

# Eastman Kodak Company was granted confidential treatment for certain information contained in this exhibit.  Such information was filed separately with the Securities and Exchange Commission pursuant to an application for confidential treatment under 17 C.F.R. §§ 200.80(b)(4) and 240.24b-2.