Form 10-Q
period 2015-03-31
EASTMAN KODAK CO
filed 2015-05-07
CIK 31235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

or

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

Large accelerated filer	[ ]	Accelerated filer	[X]
Non-accelerated filer	[ ]	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]   No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Title of each Class	Number of Shares Outstanding at May 1, 2015
Common Stock, $0.01 par value	41,908,623

EASTMAN KODAK COMPANY
Form 10-Q

March 31, 2015

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

EASTMAN KODAK COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

(in millions, except per share data)

	Three Months Ended March 31,
	2015	2014
Revenues
Sales	$337	$393
Services	90	95
Total revenues	427	488
Cost of revenues
Sales	284	325
Services	66	74
Total cost of revenues	350	399
Gross profit	77	89
Selling, general and administrative expenses	58	87
Research and development costs	19	27
Restructuring costs and other	17	13
Other operating expense, net	3	-
Loss from continuing operations before interest expense, other charges, net, reorganization items, net and income taxes	(20)	(38)
Interest expense	15	16
Other charges, net	(10)	(1)
Reorganization items, net	5	5
Loss from continuing operations before income taxes	(50)	(60)
Provision (benefit) for income taxes	4	(7)
Loss from continuing operations	(54)	(53)
Earnings from discontinued operations, net of income taxes	-	19
Net loss	(54)	(34)
Less: Net income attributable to noncontrolling interests	4	2
NET LOSS ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$(58)	$(36)
Basic and diluted net (loss) earnings per share attributable to Eastman Kodak Company common shareholders:
Continuing operations	$(1.38)	$(1.32)
Discontinued operations	-	0.46
Total	$(1.38)	$(0.86)

Number of common shares used in basic and diluted net (loss) earnings per share	41.9	41.7

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

(in millions)

	Three Months Ended March 31,
	2015	2014
NET LOSS	$(54)	$(34)
Less: net income attributable to noncontrolling interests	4	2
Net loss attributable to Eastman Kodak Company	(58)	(36)

Other comprehensive (loss) income, net:
Currency translation adjustments	(7)	1
Unrealized gains on available-for-sale securities, net	1	-
Pension and other postretirement benefit plan obligation activity, net	7	-
Other comprehensive income, net attributable to Eastman Kodak Company	1	1
COMPREHENSIVE LOSS, NET ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$(57)	$(35)

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
CONSOLIDATED STATEMENT OF FINANCIAL POSITION (Unaudited)

(in millions)

	As of March 31, 2015	As of December 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$609	$712
Receivables, net	359	414
Inventories, net	373	349
Deferred income taxes	25	31
Assets held for sale	13	14
Other current assets	32	30
Total current assets	1,411	1,550
Property, plant and equipment, net of accumulated depreciation of $258 and $231, respectively	482	524
Goodwill	90	96
Intangible assets, net of accumulated amortization of $39 and $33, respectively	176	182
Restricted cash	35	37
Deferred income taxes	32	38
Other long-term assets	127	129
TOTAL ASSETS	$2,353	$2,556
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable, trade	$197	$212
Current portion of long-term debt	6	5
Liabilities held for sale	1	10
Other current liabilities	311	372
Total current liabilities	515	599
Long-term debt, net of current portion	671	672
Pension and other postretirement liabilities	609	662
Other long-term liabilities	311	324
Total Liabilities	2,106	2,257

Commitments and Contingencies (Note 5)

Equity
Common stock, $0.01 par value	-	-
Additional paid in capital	623	621
Treasury stock, at cost	(5)	(4)
Accumulated deficit	(261)	(204)
Accumulated other comprehensive loss	(135)	(136)
Total Eastman Kodak Company shareholders’ equity	222	277
Noncontrolling interests	25	22
Total equity	247	299
TOTAL LIABILITIES AND EQUITY	$2,353	$2,556

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(in millions)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(54)	$(34)
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	38	56
Pension and other postretirement income	(25)	(23)
Net gain on sales of businesses/assets	(3)	(21)
Non-cash restructuring costs, asset impairments and other charges	6	1
Stock based compensation	7	2
Non-cash reorganization items, net	2	-
Payment of claims	(9)	(2)
Benefit for deferred income taxes	-	(10)
Decrease in receivables	33	90
Increase in inventories	(35)	(41)
Decrease in liabilities excluding borrowings	(55)	(59)
Other items, net	6	(3)
Total adjustments	(35)	(10)
Net cash used in operating activities	(89)	(44)
Cash flows from investing activities:
Additions to properties	(7)	(4)
Proceeds from sales of businesses/assets, net	2	14
(Funding) use of restricted cash	(1)	6
Net cash (used in) provided by investing activities	(6)	16
Cash flows from financing activities:
Repayment of emergence credit facilities	(1)	(1)
Proceeds from VIE credit facility	1	-
Treasury stock purchases	(1)	-
Net cash used in financing activities	(1)	(1)
Effect of exchange rate changes on cash	(7)	(6)
Net decrease in cash and cash equivalents	(103)	(35)
Cash and cash equivalents, beginning of period	712	844
Cash and cash equivalents, end of period	$609	$809

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
NOTES TO FINANCIAL STATEMENTS (Unaudited)

NOTE 1: BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

BASIS OF PRESENTATION

The consolidated interim financial statements are unaudited, and certain information and footnote disclosures related thereto normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results of operations, financial position and cash flows of Eastman Kodak Company (“EKC” or the “Company”) and all companies directly or indirectly controlled, either through majority ownership or otherwise (collectively, “Kodak”). The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year. These consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Kodak is the primary beneficiary of a utilities variable interest entity, RED – Rochester, LLC (“RED”). Therefore, Kodak consolidates RED’s assets, liabilities and results of operations.  Consolidated assets and liabilities of RED are $77 million and $11 million, respectively, as of both March 31, 2015 and December 31, 2014.  RED’s equity in those net assets as of March 31, 2015 and December 31, 2014 is $25 million and $21 million, respectively.  RED’s results of operations are reflected in net income attributable to noncontrolling interest in the accompanying Consolidated Statement of Operations.

Reclassifications
Certain amounts for prior periods have been reclassified to conform to the current period classification due to Kodak’s new organization structure as of January 1, 2015 and for a change in the segment measure of profitability.  Refer to Note 14, “Segment Information” for more information about these changes.  In addition to the changes in segment reporting under the new organization structure, tenant rental income for Eastman Business Park previously reported in Cost of Revenues is now reported in Sales.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In April 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-08 (“ASU 2014-08”), “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360).”  ASU 2014-08 defines a discontinued operation as a disposal of a component (or group of components) of an entity that was disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.  ASU 2014-08 expands the disclosures when an entity retains a significant continuing involvement with a discontinued operation as well as for disposals of individually material components that do not qualify as discontinued operations.  The amendments in the update are effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014 (January 1, 2015 for Kodak) to new disposals and new disposal groups classified as held for sale after the effective date. The adoption of this guidance did not have a material impact on Kodak’s consolidated financial statements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2015, the FASB issued ASU 2015-03, Imputation of Interest (Sub-Topic 835.30):  Simplifying the Presentation of Debt Issuance Costs.  ASU 2015-03 requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments in this ASU are effective retrospectively for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015 (January 1, 2016 for Kodak). Early adoption is permitted for financial statements not previously issued.  Kodak does not expect the adoption of this guidance to have a material impact on its Consolidated Financial Statements.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis”. The amendments in ASU 2015-02 change the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The amendments in this ASU are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015 (January 1, 2016 for Kodak). Early adoption is permitted, including adoption in an interim period. A reporting entity may apply the amendments in this ASU either retrospectively or use a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. Kodak does not expect the adoption of this guidance to have a material impact on its Consolidated Financial Statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).”  ASU 2014-09 supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition” and most industry-specific guidance.  The core principle of ASU 2014-09 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 (January 1, 2017 for Kodak) and allows either a full retrospective adoption to all periods presented or a modified retrospective adoption approach with the cumulative effect of initial application of the revised guidance recognized at the date of initial application.  Kodak is currently evaluating the adoption alternatives and impact of this ASU.

NOTE 2: RECEIVABLES, NET

	As of
(in millions)	March 31, 2015	December 31, 2014
Trade receivables	$311	$361
Miscellaneous receivables	48	53
Total (net of allowances of $10 and $11 as of March 31, 2015 and December 31, 2014, respectively)	$359	$414

Approximately $23 million and $31 million of the total trade receivable amounts as of March 31, 2015 and December 31, 2014, respectively, will potentially be settled through customer deductions in lieu of cash payments. Such deductions represent rebates owed to customers and are included in Other current liabilities in the accompanying Consolidated Statement of Financial Position.

NOTE 3: INVENTORIES, NET

	As of
(in millions)	March 31, 2015	December 31, 2014
Finished goods	$209	$204
Work in process	79	73
Raw materials	85	72
Total	$373	$349

NOTE 4: GOODWILL

The following table presents the changes in the carrying value of goodwill by reportable segment.  The Enterprise Inkjet Systems and Eastman Business Park segments do not have goodwill and are therefore not presented.

(in millions)	Print Systems	Micro 3D Printing and Packaging	Software and Solutions	Consumer and Film	Intellectual Property Solutions	Total

Balance as of January 1, 2015:	$56	$26	$6	$6	$2	$96
Impairment	-	(6)	-	-	-	(6)
Balance as of March 31, 2015:	$56	$20	$6	$6	$2	$90

As a result of the change in segments that became effective as of January 1, 2015, Kodak’s goodwill reporting units changed. Refer to Note 14, “Segment Information” for additional information on the change to Kodak’s organizational structure.  The Print Systems segment has two goodwill reporting units: Prepress Solutions and Electrophotographic Printing Solutions. The Micro 3D Printing and Packaging segment has two goodwill reporting units: Packaging and Functional Printing.  The Software and Solutions segment has two goodwill reporting units: Kodak Technology Solutions and Unified Workflow Solutions.  The Consumer and Film segment has three goodwill reporting units: Consumer Inkjet Solutions, Entertainment Imaging and Commercial Films and Brand Licensing.  The Enterprise Inkjet Systems segment has two goodwill reporting units:  Commercial Inkjet Printing Solutions and Digital Front-End Controllers.  The Intellectual Property Solutions segment and the Eastman Business Park segment each have one goodwill reporting unit.

As of December 31, 2014, the goodwill balance of $96 million under the prior year segment reporting structure was comprised of $67 million for the Graphics, Entertainment and Commercial Films segment and $29 million for the Digital Printing and Enterprise segment. The goodwill in the Graphics, Entertainment and Commercial Films segment was reported in the Graphics and Intellectual Property and Brand Licensing reporting units.  The goodwill in the Digital Printing and Enterprise segment was reported in the Packaging and Functional Printing and Consumer Inkjet Systems reporting units.

Goodwill previously reported in the Graphics goodwill reporting unit was transferred to the Prepress Solutions goodwill reporting unit and the Unified Workflow Solutions goodwill reporting unit.  The goodwill previously reported in the Packaging and Functional Printing goodwill reporting unit was transferred to the Packaging goodwill reporting unit and the Functional Printing goodwill reporting unit. The goodwill previously reported in the Intellectual Property and Brand Licensing goodwill reporting unit was transferred to the Intellectual Property Solutions goodwill reporting unit and the Brand Licensing goodwill reporting unit. Goodwill was reassigned to affected reporting units using a relative fair value allocation.

Due to the change in Kodak’s reporting units and the delay in commercializing new technologies in the Functional Printing reporting unit, Kodak concluded that the carrying value of the Functional Printing reporting unit exceeded its implied fair value.  The fair value of the Functional Printing reporting unit was estimated using the discounted cash flow method in which the future cash flows, including a terminal value at the end of the projection period, were discounted to present value.  Kodak recorded a pre-tax impairment charge of $6 million that is included in Other operating income, net in the Consolidated Statement of Operations representing the entire amount of goodwill for this reporting unit.

NOTE 5: COMMITMENTS AND CONTINGENCIES

Environmental

The Company provided an indemnity as part of the 1994 sale of Sterling Corporation (now “STWB”), which covered a number of environmental sites including the Lower Passaic River Study Area (“LPRSA”) portion of the Diamond Alkali Superfund Site. STWB, now owned by Bayer Corporation, is a potentially responsible party at the LPRSA site based on alleged releases from facilities formerly owned by subsidiaries of Sterling. On February 29, 2012, the Company notified STWB and Bayer that, under the voluntary petition for bankruptcy by the Company and its U.S. subsidiaries, it elected to discontinue funding and participation in remedial investigations of the LPRSA. STWB and its parent, Bayer, filed proofs of claim against the Company and its U.S. subsidiaries.  These claims have been discharged pursuant to the First Amended Joint Chapter 11 Plan of Reorganization.  Environmental matters at four sites that are owned by the Company were not resolved by the discharge.  On March 17, 2015, the Company entered into an agreement with STWB related to these four sites.  The agreement calls for the Company to retain ownership and environmental responsibility of one of the sites, while ownership and environmental responsibility for two sites are expected to transfer to STWB in 2015. The ownership of the remaining site is expected to pass to an unrelated party by 2018 at which point the Company’s environmental responsibility will pass to STWB.  If the ownership for the fourth site does not transfer to that unrelated party prior to January 1, 2020, then the Company and STWB will share approximately equally in the ongoing costs of the site.  As a result of this agreement, the Company reduced its environmental liabilities by approximately $5 million and recognized a gain in the first quarter of 2015 of the same amount.

Other Commitments and Contingencies

As of March 31, 2015, the Company had outstanding letters of credit of $124 million issued under the Asset Based Revolving Credit Agreement (the “ABL Credit Agreement”), as well as bank guarantees and letters of credit of $5 million, surety bonds in the amount of $17 million, and restricted cash and deposits of $49 million, primarily to ensure the payment of possible casualty and workers’ compensation claims, environmental liabilities, legal contingencies, rental payments and to support various customs, tax and trade activities. The restricted cash and deposits are reflected in Restricted cash, Other current assets and Other long-term assets in the Consolidated Statement of Financial Position.

Kodak’s Brazilian operations are involved in various litigation matters and have received or been the subject of numerous governmental assessments related to indirect and other taxes in various stages of litigation, as well as civil litigation and disputes associated with former employees and contract labor.  The tax matters, which comprise the majority of the litigation matters, are primarily related to federal and state value-added taxes.  Kodak is disputing these matters and intends to vigorously defend its position. Kodak routinely assesses all these matters as to the probability of ultimately incurring a liability in its Brazilian operations and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable. As of March 31, 2015, the unreserved portion of these contingencies, inclusive of any related interest and penalties, for which there was at least a reasonable possibility that a loss may be incurred, amounted to approximately $41 million.

In connection with assessments in Brazil, local regulations may require Kodak to post security for a portion of the amounts in dispute. As of March 31, 2015, Kodak has posted security composed of $7 million of pledged cash reported within Restricted cash in the Consolidated Statement of Financial Position and liens on certain Brazilian assets with a net book value of approximately $74 million.  Generally, any encumbrances on the Brazilian assets would be removed to the extent the matter is resolved in Kodak's favor.

Kodak is involved in various lawsuits, claims, investigations, remediation and proceedings, including commercial, customs, employment, environmental, and health and safety matters, which are being handled and defended in the ordinary course of business.  Kodak is also subject, from time to time, to various assertions, claims, proceedings and requests for indemnification concerning intellectual property, including patent infringement suits involving technologies that are incorporated in a broad spectrum of Kodak’s products.  These matters are in various stages of investigation and litigation, and are being vigorously defended. Based on information currently available, Kodak does not believe that it is probable that the outcomes in any of these matters, individually or collectively, will have a material adverse effect on its financial position or results of operations. Litigation is inherently unpredictable, and judgments could be rendered or settlements entered that could adversely affect Kodak’s operating results or cash flows in a particular period.  Kodak routinely assesses all of its litigation and threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable.

 NOTE 6: GUARANTEES

EKC guarantees obligations to third parties for some of its consolidated subsidiaries. The maximum amount guaranteed is $49 million and the outstanding amount for those guarantees is $19 million.

In connection with the settlement of certain of the Company’s historical environmental liabilities at Eastman Business Park, in the event the historical liabilities exceed $99 million, the Company will become liable for 50% of the portion above $99 million with no limitation to the maximum potential future payments.  There is no liability recorded for this guarantee.

Warranty Costs

Kodak has warranty obligations in connection with the sale of its products and equipment. The original warranty period is generally three months or less.  In limited cases it may be longer but never exceeding one year.  The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. Kodak estimates its warranty cost at the point of sale for a given product based on historical failure rates and related costs to repair.

The change in Kodak’s accrued warranty obligations balance, which is reflected in Other current liabilities in the accompanying Consolidated Statement of Financial Position, was as follows:

(in millions)

Accrued warranty obligations as of December 31, 2014	$5
Actual warranty experience during 2015	2
2015 warranty provisions	(2)
Accrued warranty obligations as of March 31, 2015	$5

 Kodak also offers its customers extended warranty arrangements that are generally one year, but may range from three months to five years after the original warranty period. Kodak provides repair services and routine maintenance under these arrangements. Kodak has not separated the extended warranty revenues and costs from the routine maintenance service revenues and costs, as it is not practicable to do so. Therefore, these revenues and costs have been aggregated in the discussion that follows. The change in Kodak’s deferred revenue balance in relation to these extended warranty and maintenance arrangements from December 31, 2014 to March 31, 2015, which is reflected in Other current liabilities in the accompanying Consolidated Statement of Financial Position, was as follows:

(in millions)

Deferred revenue on extended warranties as of December 31, 2014	$27
New extended warranty and maintenance arrangements in 2015	44
Recognition of extended warranty and maintenance arrangement revenue in 2015	(45)
Deferred revenue on extended warranties as of March 31, 2015	$26

 NOTE 7: INCOME TAXES

Kodak’s income tax provision (benefit) and effective tax rate were as follows:
	Three Months Ended March 31,
(in millions)	2015	2014
Loss from continuing operations before income taxes	$(50)	$(60)
Effective tax rate	-8.0%	11.7%
Provision (benefit) for income taxes	4	(7)
Benefit for income taxes @ 35%	(18)	(21)
Difference between tax at effective vs. statutory rate	$22	$14

For the three months ended March 31, 2015, the difference between the Company’s recorded provision and the benefit that would result from applying the U.S. statutory rate of 35.0% is primarily attributable to: (1) losses generated within the U.S. and certain jurisdictions outside the U.S. for which no benefit was recognized due to management’s conclusion that it was more likely than not that the tax benefits would not be realized and (2) changes in audit reserves.

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

NOTE 8: RESTRUCTURING LIABILITIES

Charges for restructuring activities are recorded in the period in which Kodak commits to a formalized restructuring plan, or executes the specific actions contemplated by the plan, and all criteria for liability recognition under the applicable accounting guidance have been met. Restructuring actions taken in the first three months of 2015 were initiated to reduce Kodak’s cost structure as part of its commitment to drive sustainable profitability and included continued progress toward the Leeds plate manufacturing facility exit, as well as various targeted reductions in service, sales, research and development and other administrative functions.

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

As a result of the decision, Kodak currently expects to incur total charges of $20 to $30 million, including $8 to $10 million of charges related to separation benefits, $10 to $15 million of non-cash related charges for accelerated depreciation and asset write-offs and $2 to $5 million in other cash related charges associated with this action.

Kodak incurred severance charges of $6 million and accelerated depreciation charges of $3 million in the first three months of 2015 under this program.

Under this program, on a life-to-date basis as of March 31, 2015, Kodak has recorded severance charges of $9 million, long-lived asset impairment charges of $2 million, and accelerated depreciation charges of $5 million.

Restructuring Reserve Activity

The activity in the accrued balances and the non-cash charges and credits incurred in relation to restructuring activities for the three months ended March 31, 2015 were as follows:

(in millions)	Severance Reserve (1)	Exit Costs Reserve (1)	Long-lived Asset Impairments and Inventory Write-downs (1)	Accelerated Depreciation (1)	Total
Balance as of December 31, 2014	$22	$5	$-	$-	$27

Q1 2015 charges	16	1	-	3	20
Q1 utilization/cash payments	(10)	(1)	-	(3)	(14)
Q1 2015 other adjustments & reclasses (2)	(6)	-	-	-	(6)
Balance as of March 31, 2015	$22	$5	$-	$-	$27

(1)	The severance and exit costs reserves require the outlay of cash, while long-lived asset impairments, accelerated depreciation and inventory write-downs represent non-cash items.

(2)
The $(6) million includes $(4) million of severance related charges for pension plan special termination benefits, which are reflected in Pension and other postretirement liabilities in the Consolidated Statement of Financial Position, and $(2) million of foreign currency translation adjustments.

For the three months ended March 31, 2015, the $20 million of charges includes $3 million of charges for accelerated depreciation which were reported in Cost of revenues in the accompanying Consolidated Statement of Operations. The remaining $17 million was reported as Restructuring costs and other.

The severance costs related to the elimination of approximately 325 positions, including approximately 175 manufacturing/ service positions, 50 research and development positions and 100 administrative positions. The geographic composition of these positions includes approximately 100 in the United States and Canada, and 225 throughout the rest of the world.

As a result of these initiatives, the majority of the severance will be paid during periods through the first half of 2015. However, in some instances, the employees whose positions were eliminated can elect or are required to receive their payments over an extended period of time. In addition, certain exit costs, such as long-term lease payments, will be paid over periods throughout 2015 and beyond.

NOTE 9: RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of the net periodic benefit cost for all major U.S. and Non-U.S. defined benefit plans are as follows:
	Three Months Ended March 31,
(in millions)	2015		2014
	U.S.	Non-U.S.	U.S.	Non-U.S.
Major defined benefit plans:
Service cost	$4	$1	$4	$2
Interest cost	37	4	47	8
Expected return on plan assets	(68)	(8)	(77)	(10)
Amortization of:
Prior service cost	(2)	-	-	-
Net pension income before special termination benefits	(29)	(3)	(26)	-
Special termination benefits	4	-	-	-
Net pension income	(25)	(3)	(26)	-
Other plans including unfunded plans	-	2	-	2
Total net pension (income) expense	$(25)	$(1)	$(26)	$2

For the three months ended March 31, 2015, the special termination benefits charges of $4 million were incurred as a result of Kodak’s restructuring actions.

Kodak made contributions (funded plans) or paid benefits (unfunded plans) totaling approximately $1 million relating to its major U.S. and non-U.S. defined benefit pension plans for the three months ended March 31, 2015.

Postretirement benefit costs for the Company’s U.S., Canada and U.K. postretirement benefit plans, which represent the Company’s major postretirement plans, include:

(in millions)	Three Months Ended March 31,
	2015	2014
Service cost	$-	$-
Interest cost	1	1
Total net postretirement benefit expense	$1	$1

Kodak paid benefits, net of participant contributions, totaling $2 million relating to its major postretirement benefit plans for the three months ended March 31, 2015.

 NOTE 10: EARNINGS PER SHARE

Basic earnings per share computations are based on the weighted-average number of shares of common stock outstanding during the period. Weighted-average basic and diluted shares outstanding were 41.9 million and 41.7 million for the three months ended March 31, 2015 and 2014, respectively.

As a result of the net loss from continuing operations presented for the three months ended March 31, 2015 and 2014, Kodak calculated diluted earnings per share using weighted-average basic shares outstanding for that period, as utilizing diluted shares would be anti-dilutive to loss per share. If Kodak had reported earnings from continuing operations for the three months ended March 31, 2015 and 2014, the following potential shares of its common stock would have been dilutive in the computation of diluted earnings per share:

(in millions of shares)	Three Months Ended March 31,
	2015	2014
Unvested share-based awards	0.1	0.2
Detachable warrants to purchase common shares	0.7	1.9
Total	0.8	2.1

The computation of diluted earnings per share for both the three months ended March 31, 2015 and 2014 also excluded 0.1 million shares associated with the assumed conversion of outstanding employee stock options because the effects would have been anti-dilutive.

NOTE 11: SHAREHOLDERS’ EQUITY

Kodak has 560 million shares of authorized stock, consisting of: (i) 500 million shares of common stock, par value $0.01 per share and (ii) 60 million shares of preferred stock, no par value, issuable in one or more series. As of both March 31, 2015 and December 31, 2014, there were 41.9 million shares of common stock and no shares of preferred stock outstanding. Treasury stock consisted of approximately 0.2 million shares at both March 31, 2015 and December 31, 2014.

Stock-Based Compensation
Kodak may settle a portion of its 2015 incentive compensation plans with a variable amount of common stock based on the stock price at the time of settlement.  The plans include minimum performance gates and annual performance metrics for 2015.  The amount of incentive compensation to be paid will depend on performance against the metrics. The fair value of the awards is determined based on a targeted dollar amount for the expected performance against the plans’ criteria as of the balance sheet date.  The actual number of shares to be issued will be determined at the end of the performance period based on actual results achieved by Kodak and the stock price on the date of issuance.  The shares will be issued under the 2013 Omnibus Incentive Plan.  During the three months ended March 31, 2015, Kodak recorded approximately $5 million in stock-based compensation expense for these awards.

NOTE 12: OTHER COMPREHENSIVE (LOSS) INCOME

The changes in Other comprehensive (loss) income, by component, were as follows:

(in millions)		Three Months Ended March 31,
		2015	2014
Currency translation adjustments		$(7)	$1

Unrealized gains on available-for-sale securities, before tax		1	-
Tax provision		-	-
Unrealized gains on available-for-sale securities, net of tax		1	-

Pension and other postretirement benefit plan changes
Newly established prior service credit		4	-
Newly established net actuarial gain		5	-
Tax provision		-	-
Newly established prior service credit and net actuarial gain, net of tax		9	-
Reclassification adjustments:
Amortization of prior-service credit	(a)	(2)	-
Total reclassification adjustments		(2)	-
Tax provision		-	-
Reclassification adjustments, net of tax		(2)	-
Pension and other postretirement benefit plan changes, net of tax		7	-
Other comprehensive income		$1	$1

(a) Reclassified to Total Net Periodic Benefit Cost.

NOTE 13: ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss is composed of the following:

	As of
(in millions)	March 31, 2015	December 31, 2014
Currency translation adjustments	$(39)	$(32)
Unrealized gains on investments	1	-
Pension and other postretirement benefit plan changes	(97)	(104)
Ending balance	$(135)	$(136)

NOTE 14: SEGMENT INFORMATION

Effective January 1, 2015, Kodak has seven reportable segments:  Print Systems, Enterprise Inkjet Systems, Micro 3D Printing and Packaging, Software and Solutions, Consumer and Film, Intellectual Property Solutions and Eastman Business Park.  The balance of Kodak’s continuing operations, which do not meet the criteria of a reportable segment, are reported in All Other.  Prior period segment results have been revised to conform to the current period segment reporting structure.  A description of the reportable segments follows:

Print Systems: The Print Systems segment is comprised of two lines of business:  Prepress Solutions and Electrophotographic Printing Solutions.

Enterprise Inkjet Systems: The Enterprise Inkjet Systems segment is comprised of two lines of business:  Commercial Inkjet Printing Solutions and Digital Front-End Controllers.

Micro 3D Printing and Packaging: The Micro 3D Printing and Packaging segment is comprised of two lines of business:  Packaging and Functional Printing.

Software and Solutions: The Software and Solutions segment is comprised of two lines of business:  Kodak Technology Solutions and Unified Workflow Solutions.

Consumer and Film: The Consumer and Film segment is comprised of three lines of business:  Consumer Inkjet Solutions; Entertainment Imaging and Commercial Films, and Brand Licensing.

Intellectual Property Solutions: The Intellectual Property Solutions segment includes licensing and research and development activities not directly related to the other segments.

Eastman Business Park: The Eastman Business Park segment includes the operations of the Eastman Business Park, a 1,200 acre technology center and industrial complex.

All Other: All Other is composed of Kodak’s consumer film business in countries where that business has not yet transferred ownership to the KPP Purchasing Parties (as defined in Note 15 “Discontinued Operations”) and the RED utilities variable interest entity.

Segment financial information is shown below:
	Three Months Ended March 31,
(in millions)	2015	2014
	Revenue	Revenue
Revenues from continuing operations:
Print Systems	$254	$288
Enterprise Inkjet Systems	39	48
Micro 3D Printing and Packaging	31	29
Software and Solutions	28	24
Consumer and Film	72	86
Intellectual Property Solutions	-	9
Eastman Business Park	3	4
Consolidated total	$427	$488

	Three Months Ended March 31,
(in millions)	2015	2014
Segment (loss) earnings and Consolidated (loss) earnings from continuing operations before income taxes
Print Systems	$13	$12
Enterprise Inkjet Systems	(13)	(12)
Micro 3D Printing and Packaging	-	(2)
Software and Solutions	2	(1)
Consumer and Film	18	10
Intellectual Property Solutions	(7)	-
Eastman Business Park	(1)	-
Total of reportable segments	12	7
All Other	3	1
Restructuring costs and other	(17)	(13)
Corporate components of pension and OPEB income (1)	33	30
Depreciation and amortization	(38)	(56)
Stock-based compensation	(7)	(2)
Consulting and other costs	(2)	(2)
Idle costs (2)	(1)	(1)
Costs previously allocated to discontinued operations	-	(3)
Fresh start adjustments	-	1
Other operating expense, net	(3)	-
Interest expense	(15)	(16)
Other charges, net	(10)	(1)
Reorganization items, net	(5)	(5)
Consolidated loss from continuing operations before income taxes	$(50)	$(60)

(1)	Composed of interest cost, expected return on plan assets, amortization of actuarial gains and losses and curtailments and settlement components of pension and other postretirement benefit expenses.

(2)	Consists of third party costs such as security, maintenance, and utilities required to maintain land and buildings in certain locations not used in any Kodak operations.

Change in Segment Measure of Profit and Loss

During the first quarter of 2015, Kodak changed its segment measure of profit and loss to an adjusted earnings before interest, taxes, depreciation and amortization (“Operational EBITDA”).  The segment measure now excludes depreciation and amortization, stock-based compensation, certain consulting costs, costs previously allocated to discontinued operations, the impact of fresh start adjustments and idle costs. Prior period segment results have been revised to reflect these changes.

Kodak’s segments are measured using Operational EBITDA both before and after allocation of corporate selling, general and administrative expenses (“SG&A”).  The segment earnings measure reported is after allocation of corporate SG&A as this most closely aligns with U.S. GAAP.  Research and development activities not directly related to the other segments are reported within the Intellectual Property Solutions segment.

NOTE 15: DISCONTINUED OPERATIONS

Upon emergence from bankruptcy, as a part of a settlement agreement between Eastman Kodak Company, the KPP Trustees Limited (“KPP” or the “Trustee”), as trustee for the U.K. Pension Plan, and certain other Kodak entities, Kodak consummated the sale of certain assets of Kodak’s Personalized Imaging and Document Imaging businesses (together the “Business”) to KPP Holdco Limited (“KPP Holdco”), a wholly owned subsidiary of KPP, and certain direct and indirect subsidiaries of KPP Holdco (together with KPP Holdco, the “KPP Purchasing Parties”), for net cash consideration, in addition to the assumption by the KPP Purchasing Parties of certain liabilities of the Business, of $325 million. Up to $35 million in aggregate of the purchase price is subject to repayment to KPP if the Business does not achieve certain annual adjusted EBITDA targets over the four-year period ending December 31, 2018. Certain assets and liabilities of the Business in certain jurisdictions were not transferred at the initial closing, but are being transferred in a series of deferred closings, one of which has yet to close. Kodak has been and is operating the Business relating to the deferred closing jurisdictions, subject to certain covenants, until the applicable deferred closing occurs, and delivers to (or receives from) a KPP subsidiary at each deferred closing a true-up payment reflecting the actual economic benefit (or detriment) to the Business in the applicable deferred closing jurisdiction(s) from the time of the initial closing through the time of the applicable deferred closing. Up to the time of the deferred closing, the results of the operations of the Business are reported as Earnings from discontinued operations, net of income taxes in the Consolidated Statement of Operations and the assets and liabilities of the Business are categorized as Assets held for sale or Liabilities held for sale in the Consolidated Statement of Financial Position, as appropriate.

On March 17, 2014 the KPP Purchasing Parties agreed to pay Kodak $20 million of incremental consideration ($13 million was paid in March of 2014 and the remainder was paid in March 2015) in lieu of working capital adjustments contemplated by the settlement agreement.

The following table summarizes the major classes of assets and liabilities related to the disposition of the Business which have been segregated and included in Assets held for sale and Liabilities held for sale in the Consolidated Statement of Financial Position:

	As of
(in millions)	March 31, 2015	December 31, 2014
Inventories, net	$2	$2
Property, plant and equipment, net	4	4
Intangible assets and other	7	6
Assets held for sale	$13	$12

Trade payables	$1	$1
Liabilities held for sale	$1	$1

Discontinued operations of Kodak include the Business (excluding the consumer film business, for which Kodak entered into an ongoing supply arrangement with one or more KPP Purchasing Parties) and other miscellaneous businesses.

The significant components of revenues and earnings (loss) from discontinued operations, net of income taxes, are as follows:

(in millions)	Three Months Ended March 31,
	2015	2014
Revenues from Personalized and Document Imaging	$1	$30
Revenues from other discontinued operations	-	1
Total revenues from discontinued operations	$1	$31

Pre-tax earnings from Personalized and Document Imaging	$-	$19
Pre-tax earnings from other discontinued operations	-	1
Provision for income taxes related to discontinued operations	-	(1)
Earnings from discontinued operations, net of income taxes	$-	$19

NOTE 16: FINANCIAL INSTRUMENTS

The following tables present the carrying amounts, estimated fair values, and location in the Consolidated Statement of Financial Position for Kodak’s financial instruments:

		Value Of Items Recorded At Fair Value
(in millions)		As of March 31, 2015
		Total	Level 1	Level 2	Level 3
ASSETS
Derivatives
Short-term foreign exchange contracts	Receivables, net	$4	$-	$4	$-

Marketable securities
Long-term available-for-sale securities	Other long-term assets	4	4	-	-

LIABILITIES
Derivatives
Short-term foreign exchange contracts	Other current liabilities	2	-	2	-

(in millions)			Value Of Items Not Recorded At Fair Value
			As of March 31, 2015
			Total	Level 1	Level 2	Level 3
LIABILITIES
Debt
Short-term debt	Short-term borrowings and current portion of long-term debt	Carrying value	$6	$-	$6	$-
		Fair value	6	-	6	-

Long-term debt	Long-term debt, net of current portion	Carrying value	671	-	671	-
		Fair value	698	-	698	-

		Value Of Items Recorded At Fair Value
(in millions)		As of December 31, 2014
		Total	Level 1	Level 2	Level 3
ASSETS
Derivatives
Short-term foreign exchange contracts	Receivables, net	$2	$-	$2	$-

Marketable securities
Long-term available-for-sale securities	Other long-term assets	3	3	-	-

LIABILITIES
Derivatives
Short-term foreign exchange contracts	Other current liabilities	1	-	1	-

			Value Of Items Not Recorded At Fair Value
(in millions)			As of December 31, 2014
			Total	Level 1	Level 2	Level 3
LIABILITIES
Debt
Short-term debt	Short-term borrowings and current portion of long-term debt	Carrying value	$5	$-	$5	$-
		Fair value	5	-	5	-

Long-term debt	Long-term debt, net of current portion	Carrying value	672	-	672	-
		Fair value	681	-	681	-

Kodak does not utilize financial instruments for trading or other speculative purposes.

Fair Value

Fair values of marketable securities are determined using quoted prices in active markets for identical assets (Level 1 fair value measurements).  Fair values of Kodak’s forward contracts are determined using observable inputs (Level 2 fair value measurements), and are based on the present value of expected future cash flows (an income approach valuation technique) considering the risks involved and using discount rates appropriate for the duration of the contracts.  Transfers between levels of the fair value hierarchy are recognized based on the actual date of the event or change in circumstances that caused the transfer.  There were no transfers between levels of the fair value hierarchy during the quarter ended March 31, 2015.

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

Foreign Exchange

Foreign exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in Other charges, net in the accompanying Consolidated Statement of Operations. The net effects of foreign currency transactions, including changes in the fair value of foreign exchange contracts, are shown below:

	Location of Gain or (Loss) Recognized in Income	Three Months Ended March 31,
(in millions)		2015	2014
Foreign exchange gains (losses), net	Other charges, net	$(10)	$(1)

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

Foreign currency forward contracts are used to mitigate currency risk related to foreign currency denominated assets and liabilities. Kodak’s foreign currency forward contracts are not designated as hedges, and are marked to market through net loss at the same time that the exposed assets and liabilities are re-measured through net loss. The notional amount of such contracts open at March 31, 2015 was approximately $498 million. The majority of the contracts of this type held by Kodak are denominated in euros and Chinese renminbi.

Kodak had no derivatives designated as hedging instruments for the three months ended March 31, 2015 and 2014.  The location and amounts of pre-tax gains and losses related to derivatives not designated as hedging instruments reported in the Consolidated Statement of Operations are shown in the following table:

Derivatives Not Designated as Hedging Instruments, Foreign Exchange Contracts
(in millions)

Location of Gain or (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative
	Three Months Ended
	March 31,
	2015	2014
Other charges, net	$18	$4

Kodak’s financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments. Kodak manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties. Kodak has procedures to monitor the credit exposure amounts. The maximum credit exposure at March 31, 2015 was not significant to Kodak.

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

Revenue declined $61 million (13%) compared to the prior year quarter, with more than half the decline (approximately $35 million or 7%) due to the adverse impact of foreign currency.  Operating cost reductions more than offset the resulting impact of the revenue decline on gross profit, improving the loss from continuing operations before income taxes by $10 million (17%) compared to the prior year quarter.

A discussion of some of Kodak’s opportunities and challenges follow:

•
Print Systems’ digital plate offerings include traditional digital plates and KODAK SONORA Process Free Plates.  SONORA Process Free Plates yield environmental benefits for customers by removing the need for the plate processor, eliminating the associated use of chemicals, water and energy.  While traditional digital plate offerings are experiencing pricing pressure, innovations in Kodak product lines, such as SONORA Process Free Plates, that command premium prices as well as drive increases in unit volumes are expected to offset some of the long-term price erosion in the market.  Total plate volumes increased 2% year over year in the first quarter of 2015.  Print Systems’ revenues declined $34 million compared with the prior year quarter, with approximately $24 million of the decline attributable to the adverse impact of foreign currency.

•
In Enterprise Inkjet Systems, the legacy Versamark business is expected to continue to decline as a percentage of the segment’s total revenue as the Prosper business scales up.   Kodak expects Prosper products will represent the majority of the revenue in this business by the end of 2015, driven by the placement of Prosper press Systems, S-series printing heads and the related annuities.  Kodak’s Prosper Inkjet Systems business is early in its lifecycle but is expected to build scale and profitability, placing equipment with direct customers as well as a growing base of original equipment manufacturer (“OEM”) partners.  Revenues from the Kodak Prosper portfolio increased 23% in the first quarter of 2015 versus the prior year quarter.  Enterprise Inkjet Systems’ revenue declined $9 million compared with the prior year quarter, with approximately $4 million of the decline attributable to the adverse impact of foreign currency.

•
In Micro 3D Printing and Packaging the earnings contribution from Packaging offsets the cost of developing the Micro 3D Printing business.  Within Micro 3D Printing, Kodak is developing solutions in two technologies – silver halide mesh and copper mesh.  Following the end of its partnership with Unipixel, Kodak is moving forward independently with development of copper mesh touch sensor technology and performing a comprehensive review of the market and sales opportunities for this technology.  Kodak expects continued growth in Packaging, as well as the transition from investment to commercialization of product in Micro 3D Printing, will result in revenue and earnings growth in this segment.  Growth in Packaging revenue is driven by an increasing installed base of Flexcel NX Systems which drives growth in Flexcel NX plate volumes.  Flexcel NX plate volume improved by 27% in the first quarter of 2015 versus the prior year quarter.  Micro 3D Printing and Packaging revenue increased $2 million compared with the prior year quarter despite an adverse impact of foreign currency of approximately $3 million compared to the prior year quarter.

•
The Consumer and Film segment’s revenues are expected to continue to decline primarily due to a continued decline in the existing installed base of Kodak’s consumer inkjet printers.  Consumer and Film’s revenue declined $14 million compared with the prior year quarter.

•
SG&A and research and development (“R&D”) expenses declined a combined $37 million from the first quarter of 2014 to the first quarter of 2015 as the result of a number of actions including headcount reductions, reduced overhead costs, savings from global benefit changes, facilities consolidations and renegotiations of vendor contracts.

CURRENT KODAK OPERATING MODEL AND REPORTING STRUCTURE

Effective January 1, 2015, Kodak implemented a new organizational structure to make the company faster-moving, more competitive and more entrepreneurial.  Financial information is reported for seven segments: Print Systems, Enterprise Inkjet Systems, Micro 3D Printing and Packaging, Software and Solutions, Consumer and Film, Intellectual Property Solutions and Eastman Business Park.

Change in Segment Measure of Profit and Loss

Kodak changed its segment measure of profit and loss to an adjusted earnings before interest, taxes, depreciation and amortization (“Operational EBITDA”) concurrent with the change in organizational structure.  The segment measure now excludes depreciation and amortization, stock-based compensation, certain consulting costs, costs previously allocated to discontinued operations, the impact of fresh start adjustments and idle costs. Prior period segment results have been revised to reflect these changes.

Kodak’s segments are measured using Operational EBITDA both before and after allocation of corporate SG&A.  The segment earnings measure reported is after allocation of corporate SG&A as this most closely aligns with U.S. GAAP.  Research and development activities not directly related to the other segments are reported within the Intellectual Property Solutions segment.

Print Systems

The Print Systems segment is comprised of Prepress Solutions, which includes Kodak’s digital offset plate offerings and computer-to-plate imaging solutions, and Electrophotographic Printing Solutions, which offers high-quality digital printing solutions using electrically charged toner based technology.  The Print Systems segment provides digital and traditional product and service offerings to a variety of commercial industries, including commercial print, direct mail, book publishing, newspapers and magazines and packaging.  While the businesses in this segment are experiencing pricing pressure, continued innovations in Kodak product lines that can command premium prices, as well as continued increases in unit volumes, offset some of the long term market price erosion.

Prepress Solutions:  Kodak’s Prepress Solutions portfolio, covering the prepress portion of the digital offset printing market, includes Computer-to-Plate (“CTP”) equipment and digital plates used to transfer images onto paper or other substrates.  Offset printing is the traditional and most commonly used form of printing in today’s marketplace.

•
CTP thermal output devices write the desired image for offset printing onto an aluminum digital plate.  These digital plates provide a consistent, high quality image carrier for various offset print applications..  Kodak’s CTP products include the KODAK MAGNUS Platesetter and TRENDSETTER Platesetter with SQUAREspot Imaging Technology, which provides high resolution, consistency and stability in thermal imaging, as well as the ACHIEVE Platesetter with TH5 imaging technology which provides a highly efficient and cost effective imaging solution for entry level customer needs.

•
Kodak’s digital plate offerings include traditional digital plates and KODAK SONORA Process Free Plates.  KODAK SONORA Process Free Plates deliver cost savings and efficiency and promote sustainability practices and credentials because they do not require processing chemistry, processing equipment, or chemical disposal.

Prepress Solutions products and services are sold globally to customers both directly by Kodak and indirectly through dealers.

Kodak is building its Prepress Solutions business by investing in process-free technology; driving a total, optimized prepress solution for customers; expanding in emerging markets, and driving manufacturing operational excellence, profitability and sustainable business practices.

Kodak faces competition from other companies that offer commercial offset and digital printing equipment, consumables and service. Competitiveness is generally focused on a broad range of technology that provides customers a higher quality, more efficient and cost effective prepress solution at an effective price.

Electrophotographic Printing Solutions:  Kodak’s Electrophotographic Printing Solutions (“EPS”) business focuses on digital printing technologies that utilize proprietary image carriers to apply toner based inks to a variety of substrates.   EPS encompasses the NEXPRESS Press Platform and the DIGIMASTER Production Platform.  The NEXPRESS Press Platform offers high-quality, differentiated printing of short-run, personalized print applications such as direct mail, books, marketing collateral and photo products. The DIGIMASTER Production Platform uses monochrome electrophotographic printing technology to create high-quality printing of statements, short run books, corporate documentation, manuals and direct mail.

Enterprise Inkjet Systems

The Enterprise Inkjet Systems segment is comprised of commercial inkjet printing solutions and digital front-end controllers.   The Enterprise Inkjet Systems segment serves a variety of customers in the commercial printing, packaging, newspaper, digital service bureau market and in-plant segments with a range of software, media and hardware products.  Enterprise Inkjet Systems products and services are sold both directly by Kodak and indirectly through dealers.  While not as established as the Print Systems segment, the Enterprise Inkjet Systems segment includes established and growing product lines with recurring revenues from sales of equipment, consumables, and service.

Kodak’s commercial inkjet printing solutions product offering includes the PROSPER Press and PROSPER System Hybrid Components, featuring ultrafast inkjet droplet generation and digital front-end controllers (“DFEs”).

•
The PROSPER Press features Stream Inkjet Technology, which delivers a continuous flow of ink that enables constant and consistent operation, with uniform ink droplet size and accurate placement, even at very high print speeds. Applications of the PROSPER Press include publishing, commercial print, direct mail, and packaging. The business also includes a large base of customers who continue to use KODAK VERSAMARK Products, the predecessor products to the PROSPER Press. Users of KODAK VERSAMARK Products continue to purchase ink and other consumables as well as service from Kodak.

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

•	Kodak’s DFEs drive personalized content to digital presses while controlling color and print consistency.

Micro 3D Printing and Packaging

The Micro 3D Printing and Packaging segment is comprised of Packaging and Micro 3D Printing.   Packaging and Micro 3D Printing includes flexographic printing equipment and plates and related consumables and services, as well as printed functional materials and components.  Micro 3D Printing is a new line of business that seeks to provide innovative printing techniques to customers for both premium marketing applications and manufacturing applications.  Because Micro 3D Printing is a new line of business, the Micro 3D Printing and Packaging segment currently requires a higher degree of investment and has a lower contribution to earnings than other segments.  Micro 3D Printing and Packaging products are sold directly by Kodak and indirectly through dealers.

•
The Packaging business includes Kodak’s FLEXCEL NX System and FLEXCEL Direct Platform, which offer digitization into the flexographic print market. The FLEXCEL NX System uses Kodak’s proprietary SQUAREspot laser imaging technology to produce high resolution imaging that reduces waste and ink usage. The FLEXCEL Direct Platform delivers processless high productivity and the environmental benefits of a processless solution. These print production capabilities leverage a portfolio of offset, flexographic, and digital products and services, which help enable customers to preserve brand equity, enhance shelf appeal, and drive efficiency from design to solution.

•
The Micro 3D Printing business focuses on leveraging Kodak’s expertise in imaging and materials science and deposition processes to create products using printing processes instead of traditional manufacturing techniques. Micro 3D Printing offers many advantages over traditional manufacturing, including cost, conductivity and environmental impact. The Micro 3D Printing business is in a start-up phase.  Kodak’s first initiatives in Micro 3D Printing are focusing on two separate solutions that are expected to provide touch panel sensor films to the touchscreen industry. These solutions consist of a silver halide-based solution and a copper mesh solution.  The silver halide-based solution is being commercialized in collaboration with a business partner.  Following the end of its partnership with Unipixel, Kodak is moving forward independently with development of copper mesh touch sensor technology and performing a comprehensive review of the market and sales opportunities for this technology.

Software and Solutions

The Software and Solutions segment is comprised of Kodak Technology Solutions, which includes enterprise services and solutions, and Unified Workflow Solutions.  Unified Workflow Solutions is an established product line whereas Kodak Technology Solutions includes growing product lines that leverage existing Kodak technologies and IP in new applications.

These business initiatives generally do not require substantial additional investment and it is expected that they will grow in contribution to earnings.

•
Kodak Technology Solutions has the mandate to continually ensure the monetization of Kodak’s advances in material science and digital technologies.  Kodak Technology Solutions assists organizations with challenges and opportunities created by the worldwide digital transformation. Kodak Technology Solutions provides print and managed media services that provide customers with solutions for their printing requirements using Kodak technologies; brand protection technologies and services to help brand owners combat counterfeiters and diverters; web-based solutions for managing brand assets and content creation; and document management services, including expertise in the capture, archiving, retrieval and delivery of documents. Kodak Technology Solutions serves customers in numerous sectors, including governments, pharmaceuticals and life sciences, consumer and luxury product goods and retail and financial services.

•
United Workflow Solutions is used by customers to manage digital and conventional print content from file creation to output. Kodak’s Unified Workflow Solutions includes KODAK PRINERGY Workflow Software, KODAK PREPS Imposition Software, KODAK COLORFLOW Software and the KODAK INSITE Software family of products. Unified Workflow Solutions manages content and color, reduces manual errors and helps customers manage the collaborative creative process. Unified Workflow Solutions is sold globally to customers both directly by Kodak and indirectly through dealers.

Consumer and Film

The Consumer and Film segment is comprised of Consumer Inkjet Solutions, Entertainment Imaging and Commercial Films, and Brand Licensing.  This segment represents legacy businesses that Kodak continues to offer to the market in response to prevailing customer demand, but which are expected to decline in revenue and contribution to earnings over time, primarily as a result of trends in Consumer Inkjet Solutions.

•	Consumer Inkjet Solutions includes the sale of ink to Kodak’s existing installed base of consumer inkjet printers.

•
Entertainment Imaging and Commercial Films includes the motion picture film business serving the entertainment and advertising industries.  Motion picture products are sold directly to studios, laboratories and independent filmmakers.  The group also offers industrial films, including films used by the electronics industry to produce printed circuit boards. Entertainment Imaging and Commercial Films also includes related component businesses: Polyester Film; Specialty Chemicals, Inks & Dispersions, and Solvent Recovery.

•	Brand Licensing includes licensing of Kodak brands to third parties for certain branded products that Kodak no longer produces.

Intellectual Property Solutions

The Intellectual Property Solutions segment includes Kodak’s Technology Center and Research activities as well as intellectual property licensing activities not directly related to other segments.

Eastman Business Park

The Eastman Business Park segment includes the operations of Eastman Business Park, a 1,200 acre technology center and industrial complex.  A large portion of this facility is used in Kodak’s manufacturing and other operations while the remaining portion is occupied by external tenants or available for rent to external tenants.  The cost of operating the facility for Kodak’s operations is included in the related segment’s results.  Kodak will continue to market this facility to external parties to increase occupancy.

The following table illustrates where components of current year segments were reported in the prior period’s segment structure:
New Segment	Where Reported Under Former Segments
Print Systems: • Prepress Solutions • Electrophotographic Printing Solutions	• Graphics, Entertainment and Commercial Films • Digital Printing and Enterprise
Enterprise Inkjet Systems: • Inkjet Printing Systems • Digital Front End Controllers	• Digital Printing and Enterprise • Graphics, Entertainment and Commercial Films
Micro 3D Printing and Packaging	Digital Printing and Enterprise
Software and Solutions: • Kodak Technology Solutions • Unified Workflow Solutions	• Digital Printing and Enterprise • Graphics, Entertainment and Commercial Films
Consumer and Film	Graphics, Entertainment and Commercial Films
Intellectual Property Solutions	Graphics, Entertainment and Commercial Films (other than R&D not directly related to one of the segments, which was allocated to each of the segments)
Eastman Business Park	Graphics, Entertainment and Commercial Films

Revenues from Continuing Operations by Reportable Segment

	Three Months Ended March 31,
(in millions)	2015	2014
Revenues from continuing operations:
Print Systems	$254	$288
Enterprise Inkjet Systems	39	48
Micro 3D Printing and Packaging	31	29
Software and Solutions	28	24
Consumer and Film	72	86
Intellectual Property Solutions	-	9
Eastman Business Park	3	4
Consolidated total	$427	$488

Segment Operational EBITDA and Consolidated (Loss) Earnings from Continuing Operations Before Income Taxes

	Three Months Ended March 31,
(in millions)	2015	2014
Segment Operational EBITDA and Consolidated (loss) earnings from continuing operations before income taxes
Print Systems	$13	$12
Enterprise Inkjet Systems	(13)	(12)
Micro 3D Printing and Packaging	-	(2)
Software and Solutions	2	(1)
Consumer and Film	18	10
Intellectual Property Solutions	(7)	-
Eastman Business Park	(1)	-
Total of reportable segments	12	7
All Other	3	1
Restructuring costs and other	(17)	(13)
Corporate components of pension and OPEB income (1)	33	30
Depreciation and amortization	(38)	(56)
Stock-based compensation	(7)	(2)
Consulting and other costs	(2)	(2)
Idle costs (2)	(1)	(1)
Costs previously allocated to discontinued operations	-	(3)
Fresh start adjustments	-	1
Other operating expense, net	(3)	-
Interest expense	(15)	(16)
Other charges, net	(10)	(1)
Reorganization items, net	(5)	(5)
Consolidated loss from continuing operations before income taxes	$(50)	$(60)

(1)	Composed of interest cost, expected return on plan assets, amortization of actuarial gains and losses, and curtailments and settlement components of pension and other postretirement benefit expenses.

(2)	Consists of third party costs such as security, maintenance, and utilities required to maintain land and buildings in certain locations not used in any Kodak operations.

FIRST QUARTER 2015 COMPARED WITH FIRST QUARTER 2014
RESULTS OF OPERATIONS

(in millions)	Three Months Ended March 31,
	2015	% of Sales	2014	% of Sales	% Change

Revenues	$427		$488		-13%
Cost of revenues	350		399		-12%
Gross profit	77	18%	89	18%	-13%
Selling, general and administrative expenses	58	14%	87	18%	-33%
Research and development costs	19	4%	27	6%	-30%
Restructuring costs and other	17	4%	13	3%	31%
Other operating expense, net	3		-
Loss from continuing operations before interest expense, other charges, net, reorganization items, net and income taxes	(20)	-5%	(38)	-8%	47%
Interest expense	15		16		-6%
Other charges, net	(10)		(1)
Reorganization items, net	5		5
Loss from continuing operations before income taxes	(50)	-12%	(60)	-12%	17%
Provision (benefit) for income taxes	4	1%	(7)	-1%	157%
Loss from continuing operations	(54)	-13%	(53)	-11%	-2%
Earnings from discontinued operations, net of income taxes	-		19
Net loss	(54)	-13%	(34)	-7%	-59%
Less: Net earnings attributable to noncontrolling interests	4		2
NET LOSS ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$(58)	-14%	$(36)	-7%	-61%

Revenues

For the three months ended March 31, 2015, revenues decreased approximately 13% compared with the same period in 2014.  The decline in revenue was primarily driven by unfavorable foreign currency impacts (-7%).  Also contributing to the decrease were pricing declines in Print Systems (-3%), volume declines in Consumer and Film (-3%), and lower non-recurring Intellectual Property Solutions licensing revenue (-2%).  Partially offsetting these declines were volume improvements in Software and Solutions, Micro 3D Printing and Packaging and Print Systems (+3%).  See segment discussions for additional details.

Gross Profit

Gross profit for the three months ended March 31, 2015 decreased approximately 13% but was flat as a percentage of revenue as compared with the prior year quarter, helped by improved margins in Consumer and Film (+3pp), offset by lower non-recurring licensing revenues in Intellectual Property Solutions (-2pp), and lower margins in Print Systems (-1pp) and Enterprise Inkjet Systems (-1pp).  See segment discussions for additional details.

Selling, General and Administrative Expenses

Consolidated SG&A decreased (33%) for the three months ended March 31, 2015 as compared with the prior year period primarily due to cost reduction actions.

Research and Development Costs

Consolidated R&D expenses decreased (30%) for the three months ended March 31, 2015 as compared with the prior year period primarily due to focusing development activities on prioritized projects and certain products reaching or completing the commercialization phase.

PRINT SYSTEMS SEGMENT

	Three Months Ended March 31,
	2015	2014	% Change
Revenues	$254	$288	-12%

Operational EBITDA before allocation of corporate SG&A costs	25	31	-21%
Allocation of corporate SG&A costs	12	19	-38%
Operational EBITDA	13	12	8%
Operational EBITDA as a % of revenues	5%	4%

Revenues

The decrease in Print Systems revenues of approximately 12% primarily reflected unfavorable currency impacts within Prepress Solutions in the current period (-8%).  Also contributing to the decline was lower pricing within Prepress Solutions as a result of competitive pressures in the industry (-4%) which was partially offset by increased volume (+1%).

Operational EBITDA

Print Systems Operational EBITDA improved as a percentage of revenue, driven by lower SG&A (+3pp) offset by a decrease in the gross profit percentage.  The reduction in SG&A was as a result of cost reductions.  The decrease in gross profit percent was due to competitive pricing pressures (-2pp) and increased raw material costs partially offset by improvements in manufacturing efficiency.

ENTERPRISE INKJET SYSTEMS SEGMENT

	Three Months Ended March 31,
	2015	2014	% Change
Revenues	$39	$48	-19%

Operational EBITDA before allocation of corporate SG&A costs	(10)	(8)	-25%
Allocation of corporate SG&A costs	3	4	-25%
Operational EBITDA	(13)	(12)	-8%
Operational EBITDA as a % of revenues	-33%	-25%

Revenues

The decrease in Enterprise Inkjet Systems revenues of approximately 19% reflected unfavorable volume driven by a decrease in service and consumables (-5%) due to declines in the installed base of legacy systems and components, and the timing of a large order for digital front-end controllers in the prior year (-4%). Also contributing to the decline was unfavorable currency impacts (-8%).

Operational EBITDA

The Enterprise Inkjet Systems Operational EBITDA as a percentage of revenue declined 8pp, reflecting a decrease in the gross profit percentage offset by improvement in operating expenses.  The decrease in the gross profit percentage was primarily driven by product mix due to large orders of PROSPER System Hybrid Components in the prior year (-6pp), and as service and consumables constituted a lower percentage of gross profit (-4pp).  Also contributing to the decrease in the gross profit percentage was unfavorable volume for digital front-end controllers (-2pp) and unfavorable currency impacts (-2pp). The improvement in operating expenses was driven by R&D cost reductions (+6 pp) primarily from completing commercialization of the PROSPER 6000 Press and focusing development activities on prioritized projects, and lower SG&A (+3pp) primarily due to cost reduction actions.

MICRO 3D PRINTING AND PACKAGING SEGMENT

	Three Months Ended March 31,
	2015	2014	% Change
Revenues	$31	$29	7%

Operational EBITDA before allocation of corporate SG&A costs	2	-	N/A
Allocation of corporate SG&A costs	2	2	0%
Operational EBITDA	-	(2)	100%
Operational EBITDA as a % of revenues	0%	-7%

Revenues

The increase in Micro 3D Printing and Packaging revenues of approximately 7% was driven by volume improvements  within Packaging (+14%) primarily due to a larger installed base of Flexcel NX systems driving growth in revenues from Flexcel NX consumables.  This increase was partially offset by unfavorable currency impacts (-10%).

Operational EBITDA

The 7pp improvement in the Micro 3D Printing and Packaging Operational EBITDA as a percentage of revenue was driven by lower operating expenses due to improvements in SG&A (+5pp) driven by cost reductions and R&D cost reductions (+4pp) primarily from focusing development activities on Flexcel NX and Flexcel Direct products. These improvements were offset by unfavorable costs (-3pp) within Packaging, and unfavorable currency impacts (-1pp).

SOFTWARE AND SOLUTIONS SEGMENT

	Three Months Ended March 31,
	2015	2014	% Change
Revenues	$28	$24	17%

Operational EBITDA before allocation of corporate SG&A costs	4	1	100%
Allocation of corporate SG&A costs	2	2	-33%
Operational EBITDA	2	(1)	300%
Operational EBITDA as a % of revenues	7%	-4%

Revenues

The increase in Software and Solutions revenues of approximately 17% reflected volume improvements within Kodak Technology Solutions (+26%) primarily due to higher revenues from government contracts.  Partially offsetting this improvement was unfavorable currency impacts (-7%) and lower revenues from Unified Workflow Solutions and services (-2%).

Operational EBITDA

The 11pp improvement in the Software and Solutions Operational EBITDA as a percentage of revenue was mainly due to lower SG&A costs (+12pp) which was driven by cost reduction actions, and R&D cost reductions (+3pp) primarily from focusing development activities on core products.

CONSUMER AND FILM SEGMENT

	Three Months Ended March 31,
	2015	2014	% Change
Revenues	$72	$86	-16%

Operational EBITDA before allocation of corporate SG&A costs	21	16	31%
Allocation of corporate SG&A costs	3	6	-50%
Operational EBITDA	18	10	80%
Operational EBITDA as a % of revenues	25%	12%

Revenues

The decrease in Consumer and Film revenues of approximately 16% reflected volume declines in Consumer Inkjet Systems (-17%) driven by lower sales of ink to the existing installed base of printers.

Operational EBITDA

The 13pp improvement in the Consumer and Film Operational EBITDA as a percentage of revenue was driven by cost improvements (+30pp) within Entertainment Imaging and Commercial Films due to improved inventory management and production efficiency.  Offsetting these improvements was an unfavorable impact from Consumer Inkjet Systems (-17pp) as consumer ink sales constituted a lower percentage of gross profit and unfavorable currency impacts (-3pp).  Also contributing to the improvement in segment earnings as a percentage of revenue was lower SG&A (+5pp) due to cost reductions.

INTELLECTUAL PROPERTY SOLUTIONS SEGMENT

Revenues in the Intellectual Property Solutions segment declined $9 million from the prior year period as there was no revenue from non-recurring intellectual property licensing arrangements recognized in the current year period.  R&D not directly related to other segments is included in the Intellectual Property Solutions segment and declined by $3 million from the prior year quarter.

EASTMAN BUSINESS PARK SEGMENT

There were no significant changes in the results of operations of the Eastman Business Park segment from the prior year period.

RESTRUCTURING COSTS AND OTHER

Kodak recorded $20 million of charges for the three months ended March 31, 2015, of which $17 million were reported as Restructuring costs and other in the accompanying Consolidated Statement of Operations and $3 million were reported as Cost of revenues.

Kodak made cash payments related to restructuring of approximately $11 million during the quarter.

The restructuring actions implemented in the first three months of 2015 are expected to generate future annual cash savings of approximately $29 million. These savings are expected to reduce future annual Cost of revenues, SG&A and R&D expenses by $14 million, $11 million, and $4 million, respectively. Kodak began realizing a portion of these savings in the first quarter, and expects the majority of the annual savings to be in effect by the second half of 2015 as actions are completed.

 LIQUIDITY AND CAPITAL RESOURCES

(in millions)	As of March 31, 2015	As of December 31, 2014
Cash and cash equivalents	$609	$712

Cash Flow Activity

	Three Months Ended
	March 31,
(in millions)	2015	2014	Change
Cash flows from operating activities:
Net cash used in operating activities	$(89)	$(44)	$(45)

Cash flows from investing activities:
Net cash (used in) provided by investing activities	(6)	16	(22)

Cash flows from financing activities:
Net cash used in financing activities	(1)	(1)	-

Effect of exchange rate changes on cash	(7)	(6)	(1)

Net decrease in cash and cash equivalents	$(103)	$(35)	$(68)

Operating Activities

Net cash used in operating activities increased $45 million for the three months ended March 31, 2015 as compared with the corresponding period in 2014 primarily due to less cash provided by changes in working capital during the current year quarter.

Investing Activities

Net cash used in investing activities increased $22 million for the three months ended March 31, 2015 as compared with the corresponding period in 2014, primarily due to the use of restricted cash and larger proceeds from sales of businesses/assets in the prior year quarter.

Financing Activities

Net cash used in financing activities was unchanged for the first quarter of 2015 as compared with the corresponding period in 2014.

Sources of Liquidity

Available liquidity includes cash balances and the unused portion of the Asset Based Revolving Credit Agreement (the “ABL Credit Agreement”). The ABL Credit Agreement had $17 million of net availability as of March 31, 2015. The amount of available liquidity is subject to fluctuations and includes cash balances held by various entities worldwide. At  March 31, 2015 and December 31, 2014, approximately $276 million and $214 million, respectively, of cash and cash equivalents were held within the U.S. and approximately $333 million and $498 million, respectively, of cash and cash equivalents were held outside the U.S. Cash balances held outside of the U.S. are generally required to support local country operations, may have high tax costs, or other limitations that delay the ability to repatriate, and therefore may not be readily available for transfer to other jurisdictions. Additionally, in China, where approximately $142 million of cash and cash equivalents was held as of March 31, 2015, there are limitations related to net asset balances that may impact the ability to make cash available to other jurisdictions in the world. Under the terms of the Senior Secured First Lien Term Credit Agreement, Senior Secured Second Lien Term Credit Agreement and the ABL Credit Agreement, the Company is permitted to invest up to $100 million in subsidiaries and joint ventures that are not party to these loan agreements.

Kodak made net contributions (funded plans) or paid benefits (unfunded plans) totaling approximately $3 million to its major U.S. and non-U.S. defined benefit pension and postretirement benefit plans for the quarter ending March 31, 2015.  For the balance of 2015, the forecasted contribution (funded plans) and benefit payment (unfunded plans) requirements for its major U.S. and non-U.S. pension and the postretirement plans are approximately $20 million.

Cash flow from investing activities included $7 million of capital expenditures for three months ended March 31, 2015. Kodak expects approximately $45 million of total capital expenditures for 2015.  Additionally, Kodak intends to utilize a variety of methods to finance customer equipment purchases in the future, including expansion of existing third party finance programs and internal financing through both leasing and installment loans.

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

Forward–looking statements include statements concerning Kodak’s plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, liquidity, investments, financing needs, business trends, and other information that is not historical information. When used in this document, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “predicts”, “forecasts,” or future or conditional verbs, such as “will,” “should,” “could,” or “may,” and variations of such words or similar expressions are intended to identify forward–looking statements. All forward–looking statements, including, without limitation, management’s examination of historical operating trends and data, are based upon Kodak’s expectations and various assumptions. Future events or results may differ from those anticipated or expressed in these forward-looking statements. Important factors that could cause actual events or results to differ materially from these forward-looking statements include, among others, the risks and uncertainties described in more detail in the Company’s Annual Report on Form 10–K for the year ended December 31, 2014 under the headings “Business,” “Risk Factors,” “Legal Proceedings” and/or “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources, in the corresponding sections of this report on Form 10-Q, and in other filings the Company makes with the SEC from time to time, as well as the following:

•	Kodak’s ability to improve and sustain its operating structure, financial results and profitability;

•	the ability of Kodak to achieve cash forecasts, financial projections, and projected growth;

•	Kodak’s ability to achieve the financial and operational results contained in its business plans;

•	Kodak’s ability to discontinue, sell or spin-off certain non-core businesses or operations;

•	Kodak’s ability to comply with the covenants in its credit facilities;

•	Kodak’s ability to obtain additional financing if and as needed;

•	the potential adverse effects of the concluded Chapter 11 proceedings on Kodak’s brand or business prospects;

•	Kodak’s ability to fund continued investments, capital needs and restructuring payments and service its debt;

•	changes in foreign currency exchange rates, commodity prices and interest rates;

•	the resolution of claims against Kodak;

•	Kodak’s ability to attract and retain key executives, managers and employees;

•	Kodak’s ability to maintain product reliability and quality and growth in relevant markets;

•	Kodak’s ability to effectively anticipate technology trends and develop and market new products, solutions and technologies; and

•	the impact of the global economic environment on Kodak.

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

Using a sensitivity analysis based on estimated fair value of open foreign currency forward contracts using available forward rates, if the U.S. dollar had been 10% stronger at March 31, 2015, the fair value of open forward contracts would have decreased $11 million. If the U.S. dollar had been 10% weaker as of December 31, 2014, the fair value of open forward contracts would have decreased $2 million. Such changes in fair value would be substantially offset by the revaluation or settlement of the underlying positions hedged.

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

Kodak’s Senior Secured First Lien Term Credit Agreement, Senior Secured Second Lien Term Credit Agreement and ABL Credit Agreement are in variable-rate instruments with an interest rate floor. At March 31, 2015 and December 31, 2014, the one-month LIBOR rate was approximately 0.18% and 0.17%, respectively.  If LIBOR rates were to rise above the 1% and 1.25% floors, interest expense would increase approximately $7 million for each 1% of LIBOR above the floor.

Kodak’s financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments. Kodak manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties. Kodak has procedures to monitor the credit exposure amounts. The maximum credit exposure at March 31, 2015 was not significant to Kodak.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Kodak maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in Kodak’s reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including Kodak’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Kodak’s management, with participation of Kodak’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Kodak’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  Kodak’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, Kodak’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in Kodak’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, Kodak’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

On January 19, 2012, the Company and its U.S. subsidiaries filed voluntary petitions for relief (the “Bankruptcy Filing”) under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. Subsequent to the Company’s Bankruptcy Filing, between January 27, 2012 and March 22, 2012, several putative class action suits were filed in federal court in the Western District of New York against the committees of the Company’s Stock Ownership Plan (‘SOP’) and Savings and Investment Plan (“SIP”), and certain former and current executives of the Company. The suits have been consolidated into a single action brought under the Employee Retirement Income Security Act (“ERISA”), styled as In re Eastman Kodak ERISA Litigation. The allegations concern the decline in the Company’s stock price and its alleged impact on SOP and SIP. Plaintiffs seek the recovery of any losses to the applicable plans, a constructive trust, the appointment of an independent fiduciary, equitable relief, as applicable, and attorneys’ fees and costs. Defendants’ motion to dismiss the litigation was denied on December 17, 2014 and the case is proceeding. On behalf of the defendants in this case, the Company believes that the case is without merit and will vigorously defend the defendants on their behalf.

Kodak’s Brazilian operations are involved in various litigation matters and have received or been the subject of numerous governmental assessments related to indirect and other taxes in various stages of litigation, as well as civil litigation and disputes associated with former employees and contract labor.  The tax matters, which comprise the majority of the litigation matters, are primarily related to federal and state value-added taxes and income taxes.  Kodak’s Brazilian operations are disputing these matters and intend to vigorously defend their position.  Kodak routinely assesses these matters as to the probability of ultimately incurring a liability in its Brazilian operations and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable.  As of March 31, 2015, Kodak maintained accruals of approximately $13 million for claims aggregating approximately $194 million inclusive of interest and penalties where appropriate.  In connection with assessments and litigation in Brazil, local regulations may require Kodak to post security for a portion of the amounts in dispute.  Generally, any encumbrances of the Brazilian assets would be removed to the extent the matter is resolved in Kodak’s favor.

Kodak is involved in various lawsuits, claims, investigations, remediations and proceedings, including, from time to time, commercial, customs, employment, environmental, and health and safety matters, which are being handled and defended in the ordinary course of business. Kodak is also subject, from time to time, to various assertions, claims, proceedings and requests for indemnification concerning intellectual property, including patent infringement suits involving technologies that are incorporated in a broad spectrum of its products. These matters are in various stages of investigation and litigation, and are being vigorously defended. Based on information currently available, Kodak does not believe that it is probable that the outcomes in any of these matters, individually or collectively, will have a material adverse effect on its financial condition or results of operations. Litigation is inherently unpredictable, and judgments could be rendered or settlements entered that could adversely affect Kodak’s operating results or cash flows in a particular period.

Item 1A. Risk Factors

Reference is made to the Risk Factors set forth in Part I, Item 1A of the 2014 Form 10-K.  The Risk Factors remain applicable from the 2014 Form 10-K.

Item 2. Unregistered Sales of Securities and Use of Proceeds

(a) Sales of unregistered securities during the quarter ended March 31, 2015

Not Applicable

(b) Issuer purchases of equity securities during the quarter ended March 31, 2015

Repurchases related to Stock Compensation Plans (1):
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum That May Be Purchased under the Plans or Programs
March 1 through 31	17,408	18.46	n/a	n/a
Total	17,408

(1)
These repurchases are made pursuant to the terms of the 2013 Omnibus Incentive Plan providing the Company the right to withhold amounts deliverable under the plan in order to satisfy minimum statutory tax withholding requirements.

Items 3 and 4.

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

EASTMAN KODAK COMPANY (Registrant)

Date: May 7, 2015	/s/ Eric Samuels
Eric Samuels Chief Accounting Officer and Corporate Controller
(Chief Accounting Officer and Authorized Signatory)

Item 6. Exhibits

(a)	Exhibits required as part of this report are listed in the index appearing below.

Eastman Kodak Company
Index to Exhibits
Exhibit
Number

*(10.1)	Eastman Kodak Company 2013 Omnibus Incentive Plan Form of Nonqualified Stock Option Agreement, filed herewith.

*(10.2)	Eastman Kodak Company Administrative Guide for the 2015 Performance Period under the Executive Compensation for Excellence and Leadership Plan, filed herewith.

(31.1)	Certification signed by Jeffrey J. Clarke, filed herewith.

(31.2)	Certification signed by John N. McMullen, filed herewith.

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Jeffrey J. Clarke, filed herewith.

(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by John N. McMullen, filed herewith.

(99.1)	Section 13(r) Disclosure, filed herewith.

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase.

(101.INS)	XBRL Instance Document.

(101.LAB)	XBRL Taxonomy Extension Label Linkbase.

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase.

(101.SCH)	XBRL Taxonomy Extension Schema Linkbase.

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase

* Management contract or compensatory plan or arrangement.