Form 10-Q
period 2015-06-30
EASTMAN KODAK CO
filed 2015-08-04
CIK 31235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

or

[ ]Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Large accelerated filer	[ ]	Accelerated filer	[X]
Non-accelerated filer	[ ]	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]   No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each Class	Number of Shares Outstanding at July 31, 2015
Common Stock, $0.01 par value	41,920,455

EASTMAN KODAK COMPANY
Form 10-Q

June 30, 2015

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

EASTMAN KODAK COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

(in millions, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues
Sales	$372	$432	$709	$825
Services	86	96	176	191
Total revenues	458	528	885	1,016
Cost of revenues
Sales	309	353	593	678
Services	63	73	129	147
Total cost of revenues	372	426	722	825
Gross profit	86	102	163	191
Selling, general and administrative expenses	62	85	120	172
Research and development costs	16	26	35	53
Restructuring costs and other	6	20	23	33
Other operating (income) expense, net	(1)	-	2	-
Income (loss) from continuing operations before interest expense, other charges, net, reorganization items, net and income taxes	3	(29)	(17)	(67)
Interest expense	15	16	30	32
Other charges, net	(2)	(2)	(12)	(3)
Reorganization items, net	-	5	5	10
Loss from continuing operations before income taxes	(14)	(52)	(64)	(112)
Provision for income taxes	9	8	13	-
Loss from continuing operations	(23)	(60)	(77)	(112)
(Loss) earnings from discontinued operations, net of income taxes	-	(2)	-	17
Net loss	(23)	(62)	(77)	(95)
Less: Net income attributable to noncontrolling interests	1	-	5	3
NET LOSS ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$(24)	$(62)	$(82)	$(98)
Basic and diluted net (loss) earnings per share attributable to Eastman Kodak Company common shareholders:
Continuing operations	$(0.57)	$(1.44)	$(1.96)	$(2.76)
Discontinued operations	-	(0.05)	-	0.41
Total	$(0.57)	$(1.49)	$(1.96)	$(2.35)

Number of common shares used in basic and diluted net (loss) earnings per share	41.9	41.7	41.9	41.7

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS (Unaudited)

(in millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
NET LOSS	$(23)	$(62)	$(77)	$(95)
Less: Net income attributable to noncontrolling interests	1	-	5	3
Net loss attributable to Eastman Kodak Company	(24)	(62)	(82)	(98)

Other comprehensive loss, net of tax:
Currency translation adjustments	3	6	(4)	7
Unrealized (losses) gains on available-for-sale securities, net of tax	(1)	1	(1)	1
Pension and other postretirement benefit plan obligation activity, net of tax	(2)	(15)	5	(15)
Other comprehensive loss, net of tax attributable to Eastman Kodak Company	-	(8)	-	(7)
COMPREHENSIVE LOSS, NET OF TAX ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$(24)	$(70)	$(82)	$(105)

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
CONSOLIDATED STATEMENT OF FINANCIAL POSITION (Unaudited)

(in millions)
	As of June 30, 2015	As of December 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$576	$712
Receivables, net	375	414
Inventories, net	381	349
Deferred income taxes	24	31
Assets held for sale	13	14
Other current assets	31	30
Total current assets	1,400	1,550
Property, plant and equipment, net of accumulated depreciation of $289 and $231, respectively	464	524
Goodwill	90	96
Intangible assets, net of accumulated amortization of $46 and $33, respectively	170	182
Restricted cash	40	37
Deferred income taxes	32	38
Other long-term assets	126	129
TOTAL ASSETS	$2,322	$2,556
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable, trade	$206	$212
Current portion of long-term debt	4	5
Liabilities held for sale	2	10
Other current liabilities	315	372
Total current liabilities	527	599
Long-term debt, net of current portion	671	672
Pension and other postretirement liabilities	588	662
Other long-term liabilities	309	324
Total Liabilities	2,095	2,257

Commitments and Contingencies (Note 5)

Equity
Common stock, $0.01 par value	-	-
Additional paid in capital	626	621
Treasury stock, at cost	(5)	(4)
Accumulated deficit	(285)	(204)
Accumulated other comprehensive loss	(136)	(136)
Total Eastman Kodak Company shareholders’ equity	200	277
Noncontrolling interests	27	22
Total equity	227	299
TOTAL LIABILITIES AND EQUITY	$2,322	$2,556

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(in millions)
	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(77)	$(95)
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	77	112
Pension and other postretirement income	(54)	(47)
Net gain on sales of businesses/assets	(4)	(22)
Non-cash restructuring costs, asset impairments and other charges	6	2
Stock based compensation	11	4
Non-cash reorganization items, net	-	(8)
Payment of claims	(10)	-
Provision for deferred income taxes	5	2
Decrease in receivables	20	113
Increase in inventories	(42)	(58)
Decrease in liabilities excluding borrowings	(49)	(143)
Other items, net	13	8
Total adjustments	(27)	(37)
Net cash used in operating activities	(104)	(132)
Cash flows from investing activities:
Additions to properties	(14)	(13)
Proceeds from sales of businesses/assets, net	2	16
(Funding) use of restricted cash	(7)	60
Net cash (used in) provided by investing activities	(19)	63
Cash flows from financing activities:
Repayment of emergence credit facilities	(2)	(2)
Net repayment of VIE credit facility	(1)	-
Treasury stock purchases	(1)	-
Net cash used in financing activities	(4)	(2)
Effect of exchange rate changes on cash	(9)	(5)
Net decrease in cash and cash equivalents	(136)	(76)
Cash and cash equivalents, beginning of period	712	844
Cash and cash equivalents, end of period	$576	$768

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
NOTES TO FINANCIAL STATEMENTS (Unaudited)

NOTE 1: BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

BASIS OF PRESENTATION

The consolidated interim financial statements are unaudited, and certain information and footnote disclosures related thereto normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results of operations, financial position and cash flows of Eastman Kodak Company (“EKC” or the “Company”) and all companies directly or indirectly controlled, either through majority ownership or otherwise (collectively, “Kodak”). The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year. These consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Kodak is the primary beneficiary of a utilities variable interest entity, RED – Rochester, LLC (“RED”). Therefore, Kodak consolidates RED’s assets, liabilities and results of operations.  Consolidated assets and liabilities of RED are $75 million and $10 million, respectively, as of June 30, 2015 and $77 million and $11 million, respectively, as of December 31, 2014.  RED’s equity in those net assets as of June 30, 2015 and December 31, 2014 is $26 million and $21 million, respectively.  RED’s results of operations are reflected in net income attributable to noncontrolling interest in the accompanying Consolidated Statement of Operations.

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

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In April 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360).”  ASU 2014-08 defines a discontinued operation as a disposal of a component (or group of components) of an entity that was disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.  ASU 2014-08 expands the disclosures when an entity retains a significant continuing involvement with a discontinued operation as well as for disposals of individually material components that do not qualify as discontinued operations.  The amendments in the update are effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014 (January 1, 2015 for Kodak) to new disposals and new disposal groups classified as held for sale after the effective date. The adoption of this guidance did not have a material impact on Kodak’s consolidated financial statements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2015, the FASB issued ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 (January 1, 2016 for Kodak) with retrospective application to all periods presented. Early application is permitted. The adoption of this guidance requires changes in presentation only and will not have an impact on Kodak’s Consolidated Financial Statements.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).”  ASU 2014-09 supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition” and most industry-specific guidance.  The core principle of ASU 2014-09 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  In July 2015, the FASB deferred the effective date of ASU 2014-09.  The new revenue standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 (January 1, 2018 for Kodak) and allows either a full retrospective adoption to all periods presented or a modified retrospective adoption approach with the cumulative effect of initial application of the revised guidance recognized at the date of initial application.  Kodak is currently evaluating the adoption alternatives and impact of this ASU.

NOTE 2: RECEIVABLES, NET

	As of
(in millions)	June 30, 2015	December 31, 2014
Trade receivables	$326	$361
Miscellaneous receivables	49	53
Total (net of allowances of $10 and $11 as of June 30, 2015 and December 31, 2014, respectively)	$375	$414

Approximately $24 million and $31 million of the total trade receivable amounts as of June 30, 2015 and December 31, 2014, respectively, will potentially be settled through customer deductions in lieu of cash payments. Such deductions represent rebates owed to customers and are included in Other current liabilities in the accompanying Consolidated Statement of Financial Position.

NOTE 3: INVENTORIES, NET

	As of
(in millions)	June 30, 2015	December 31, 2014
Finished goods	$218	$204
Work in process	79	73
Raw materials	84	72
Total	$381	$349

NOTE 4: GOODWILL

The following table presents the changes in the carrying value of goodwill by reportable segment.  The Enterprise Inkjet Systems and Eastman Business Park segments do not have goodwill and are therefore not presented.

(in millions)	Print Systems	Micro 3D Printing and Packaging	Software and Solutions	Consumer and Film	Intellectual Property Solutions	Total

Balance as of January 1, 2015:	$56	$26	$6	$6	$2	$96
Impairment	-	(6)	-	-	-	(6)
Balance as of June 30, 2015:	$56	$20	$6	$6	$2	$90

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

Due to the change in Kodak’s reporting units and the delay in commercializing new technologies in the Functional Printing reporting unit, Kodak concluded that the carrying value of the Functional Printing reporting unit exceeded its implied fair value.  The fair value of the Functional Printing reporting unit was estimated using the discounted cash flow method in which the future cash flows, including a terminal value at the end of the projection period, were discounted to present value.  Kodak recorded a pre-tax impairment charge of $6 million in the first quarter of 2015, that is included in Other operating income, net in the Consolidated Statement of Operations representing the entire amount of goodwill for this reporting unit.

NOTE 5: COMMITMENTS AND CONTINGENCIES

Environmental

The Company provided an indemnity as part of the 1994 sale of Sterling Corporation (now “STWB”), which covered a number of environmental sites including the Lower Passaic River Study Area (“LPRSA”) portion of the Diamond Alkali Superfund Site. STWB, now owned by Bayer Corporation, is a potentially responsible party at the LPRSA site based on alleged releases from facilities formerly owned by subsidiaries of Sterling. On February 29, 2012, the Company notified STWB and Bayer that, under the voluntary petition for bankruptcy by the Company and its U.S. subsidiaries, it elected to discontinue funding and participation in remedial investigations of the LPRSA. STWB and its parent, Bayer, filed proofs of claim against the Company and its U.S. subsidiaries.  These claims have been discharged pursuant to the First Amended Joint Chapter 11 Plan of Reorganization.  Environmental matters at three sites owned by the Company and one site for which the Company was not the owner but was responsible for the remediation were not resolved by the discharge.  On March 17, 2015, the Company entered into an agreement with STWB related to these four sites.  The agreement calls for the Company to retain ownership and environmental responsibility of one of the sites.  Ownership and environmental responsibility for one site and environmental responsibility for the unowned site transferred to STWB in the second quarter of 2015. Ownership of the remaining site is expected to pass to an unrelated party by 2018 at which point the Company’s environmental responsibility will pass to STWB.  If the ownership for the fourth site does not transfer to that unrelated party prior to January 1, 2020, then the Company and STWB will share approximately equally in the ongoing costs of the site.  As a result of this agreement, the Company reduced its environmental liabilities by approximately $5 million and recognized a gain in the first quarter of 2015 of the same amount.

Other Commitments and Contingencies

As of June 30, 2015, the Company had outstanding letters of credit of $119 million issued under the Asset Based Revolving Credit Agreement (the “ABL Credit Agreement”), as well as bank guarantees and letters of credit of $5 million, surety bonds in the amount of $19 million, and restricted cash and deposits of $59 million, primarily to ensure the payment of possible casualty and workers’ compensation claims, environmental liabilities, legal contingencies, rental payments and to support various customs, tax and trade activities. The restricted cash and deposits are reflected in Restricted cash, Other current assets and Other long-term assets in the Consolidated Statement of Financial Position.

Kodak’s Brazilian operations are involved in various litigation matters and have received or been the subject of numerous governmental assessments related to indirect and other taxes in various stages of litigation, as well as civil litigation and disputes associated with former employees and contract labor.  The tax matters, which comprise the majority of the litigation matters, are primarily related to federal and state value-added taxes.  Kodak is disputing these matters and intends to vigorously defend its position. Kodak routinely assesses all these matters as to the probability of ultimately incurring a liability in its Brazilian operations and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable. As of June 30, 2015, the unreserved portion of these contingencies, inclusive of any related interest and penalties, for which there was at least a reasonable possibility that a loss may be incurred, amounted to approximately $57 million.

In connection with assessments in Brazil, local regulations may require Kodak to post security for a portion of the amounts in dispute. As of June 30, 2015, Kodak has posted security composed of $7 million of pledged cash reported within Restricted cash in the Consolidated Statement of Financial Position and liens on certain Brazilian assets with a net book value of approximately $77 million.  Generally, any encumbrances on the Brazilian assets would be removed to the extent the matter is resolved in Kodak's favor.

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

The change in Kodak’s accrued warranty obligations balance, which is reflected in Other current liabilities in the accompanying Consolidated Statement of Financial Position, was as follows:

(in millions)

Accrued warranty obligations as of December 31, 2014	$5
Actual warranty experience during 2015	(4)
2015 warranty provisions	4
Accrued warranty obligations as of June 30, 2015	$5

Kodak also offers its customers extended warranty arrangements that are generally one year, but may range from three months to five years after the original warranty period. Kodak provides repair services and routine maintenance under these arrangements. Kodak has not separated the extended warranty revenues and costs from the routine maintenance service revenues and costs, as it is not practicable to do so. Therefore, these revenues and costs have been aggregated in the discussion that follows. The change in Kodak’s deferred revenue balance in relation to these extended warranty and maintenance arrangements from December 31, 2014 to June 30, 2015, which is reflected in Other current liabilities in the accompanying Consolidated Statement of Financial Position, was as follows:

(in millions)

Deferred revenue on extended warranties as of December 31, 2014	$27
New extended warranty and maintenance arrangements in 2015	94
Recognition of extended warranty and maintenance arrangement revenue in 2015	(94)
Deferred revenue on extended warranties as of June 30, 2015	$27

 NOTE 7: INCOME TAXES

Kodak’s income tax provision and effective tax rate were as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Loss from continuing operations before income taxes	$(14)	$(52)	$(64)	$(112)
Effective tax rate	(64.3)%	(15.4)%	(20.3)%	0.0%
Provision for income taxes	9	8	13	-
Benefit for income taxes @ 35%	(5)	(18)	(22)	(39)
Difference between tax at effective vs. statutory rate	$14	$26	$35	$39

The  difference between the Company’s recorded provision and the benefit that would result from applying the U.S. statutory rate of 35.0% for the three and six month periods ended June 30, 2015 is primarily attributable to: (1) losses generated within the U.S. and certain jurisdictions outside the U.S. for which no benefit was recognized due to management’s conclusion that it was more likely than not that the tax benefits would not be realized and (2) a provision associated with foreign withholding taxes on undistributed earnings.

For the three months ended June 30, 2014, the difference between the Company’s recorded provision and the benefit that would result from applying the U.S. statutory rate of 35.0% is primarily attributable to losses generated within the U.S. and certain jurisdictions outside the U.S. for which no benefit was recognized due to management’s conclusion that it was more likely than not that the tax benefits would not be realized.

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

NOTE 8: RESTRUCTURING LIABILITIES

Charges for restructuring activities are recorded in the period in which Kodak commits to a formalized restructuring plan, or executes the specific actions contemplated by the plan, and all criteria for liability recognition under the applicable accounting guidance have been met. Restructuring actions taken in the first half of 2015 were initiated to reduce Kodak’s cost structure as part of its commitment to drive sustainable profitability and included continued progress toward the Leeds plate manufacturing facility exit, as well as various targeted reductions in service, sales, research and development and other administrative functions.

Leeds Plate Manufacturing Facility Exit

On March 3, 2014, Kodak announced a plan to exit its prepress plate manufacturing facility located in Leeds, England.  This decision was pursuant to Kodak’s initiative to consolidate manufacturing operations globally, and is expected to result in a more efficient delivery of its products and solutions.  Kodak began the exit of the facility in the second quarter of 2014, and expects to phase out production at the site by late 2015 and to complete the exit of the facility by the second quarter of 2016.

As a result of the decision, Kodak currently expects to incur total charges of $20 to $30 million, including $8 to $10 million of charges related to separation benefits, $10 to $15 million of non-cash related charges for accelerated depreciation and asset write-offs and $2 to $5 million in other cash related charges associated with this action.

Kodak incurred severance charges of $0 million and $6 million and accelerated depreciation charges of $2 million and $5 million in the three and six months ended June 30, 2015, respectively, under this program.

Under this program, on a life-to-date basis as of June 30, 2015, Kodak has recorded severance charges of $9 million, long-lived asset impairment charges of $2 million, and accelerated depreciation charges of $7 million.

Restructuring Reserve Activity

The activity in the accrued balances and the non-cash charges and credits incurred in relation to restructuring activities for the three and six months ended June 30, 2015 were as follows:
(in millions)	Severance Reserve (1)	Exit Costs Reserve (1)	Long-lived Asset Impairments and Inventory Write-downs (1)	Accelerated Depreciation (1)	Total
Balance as of December 31, 2014	$22	$5	$-	$-	$27

Q1 2015 charges	16	1	-	3	20
Q1 utilization/cash payments	(10)	(1)	-	(3)	(14)
Q1 2015 other adjustments & reclasses (2)	(6)	-	-	-	(6)
Balance as of March 31, 2015	$22	$5	$-	$-	$27

Q2 2015 charges	$5	$1	$-	$2	$8
Q2 utilization/cash payments	(10)	(1)	-	(2)	(13)
Q2 2015 other adjustments & reclasses (3)	(1)	-	-	-	(1)
Balance as of June 30, 2015	$16	$5	$-	$-	$21

(1)	The severance and exit costs reserves require the outlay of cash, while long-lived asset impairments, accelerated depreciation and inventory write-downs represent non-cash items.

(2)
The $(6) million includes $(4) million of severance related charges for pension plan special termination benefits, which are reflected in Pension and other postretirement liabilities in the Consolidated Statement of Financial Position, and $(2) million of foreign currency translation adjustments.

(3)
The $(1) million represents severance related charges for pension plan special termination benefits, which are reflected in Pension and other postretirement liabilities in the Consolidated Statement of Financial Position.

For the three months ended June 30, 2015, the $8 million of charges includes $2 million of charges for accelerated depreciation which were reported in Cost of revenues in the accompanying Consolidated Statement of Operations. The remaining $6 million was reported as Restructuring costs and other.

The severance costs for the three months ended June 30, 2015 related to the elimination of approximately 75 positions, including approximately 25 manufacturing/ service positions and 50 administrative positions. The geographic composition of these positions includes approximately 25 in the United States and Canada and 50 throughout the rest of the world.

For the six months ended June 30, 2015, the $28 million of charges includes $5 million of charges for accelerated depreciation which were reported in Cost of revenues in the accompanying Consolidated Statement of Operations. The remaining $23 million was reported as Restructuring costs and other.

The severance costs for the six months ended June 30, 2015 related to the elimination of approximately 400 positions, including approximately 200 manufacturing/ service positions, 50 research and development positions and 150 administrative positions. The geographic composition of these positions includes approximately 125 in the United States and Canada and 275 throughout the rest of the world.

As a result of these initiatives, the majority of the severance will be paid during periods through the end of 2015.  However, in some instances, the employees whose positions were eliminated can elect or are required to receive their payments over an extended period of time. In addition, certain exit costs, such as long-term lease payments, will be paid over periods throughout the remainder of 2015 and beyond.

NOTE 9: RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS
Components of the net periodic benefit cost for all major U.S. and Non-U.S. defined benefit plans are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions)	2015		2014		2015		2014
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Major defined benefit plans:
Service cost	$4	$1	$5	$1	$8	$2	$9	$3
Interest cost	37	5	47	8	74	9	94	16
Expected return on plan assets	(68)	(8)	(77)	(10)	(136)	(16)	(154)	(20)
Amortization of:
Prior service credit	(2)	-	-	-	(4)	-	-	-
Actuarial gain	-	-	-	-	-	(1)	-	-
Net pension income before special termination benefits	(29)	(2)	(25)	(1)	(58)	(6)	(51)	(1)
Special termination benefits	1	-	-	-	5	-	-	-
Net pension income	(28)	(2)	(25)	(1)	(53)	(6)	(51)	(1)
Other plans including unfunded plans	-	2	-	1	-	4	-	3
Total net pension (income) expense	$(28)	$-	$(25)	$-	$(53)	$(2)	$(51)	$2

For the six months ended June 30, 2015, the special termination benefits charges of $5 million were incurred as a result of Kodak’s restructuring actions.

Kodak made contributions (funded plans) or paid benefits (unfunded plans) totaling approximately $2 million relating to its major U.S. and non-U.S. defined benefit pension plans for the six months ended June 30, 2015.

Postretirement benefit costs for the Company’s U.S., Canada and U.K. postretirement benefit plans, which represent the Company’s major postretirement plans, include:

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Service cost	$-	$-	$-	$-
Interest cost	-	1	1	2
Total net postretirement benefit expense	$-	$1	$1	$2

Kodak paid benefits, net of participant contributions, totaling $3 million relating to its major postretirement benefit plans for the six months ended June 30, 2015.

NOTE 10: EARNINGS PER SHARE

Basic earnings per share computations are based on the weighted-average number of shares of common stock outstanding during the period. Weighted-average basic and diluted shares outstanding were 41.9 million for the three and six months ended June 30, 2015 and 41.7 million for the three and six months ended June 30, 2014.

As a result of the net loss from continuing operations presented for the three months and six months ended June 30, 2015 and 2014, Kodak calculated diluted earnings per share using weighted-average basic shares outstanding for that period, as utilizing diluted shares would be anti-dilutive to loss per share. If Kodak had reported earnings from continuing operations for the three months and six months ended June 30, 2015 and 2014, the following potential shares of its common stock would have been dilutive in the computation of diluted earnings per share:

(in millions of shares)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Unvested share-based awards	0.2	0.3	0.2	0.3
Detachable warrants to purchase common shares	0.7	1.8	0.7	1.9
Total	0.9	2.1	0.9	2.2

The computation of diluted earnings per share would have excluded 0.2 million shares for the three month period ended June 30, 2015 and 0.1 million shares for the six month period ended June 30, 2015 and the three and six month periods ended June 30, 2014 associated with the assumed conversion of outstanding employee stock options because the effects would have been anti-dilutive.

NOTE 11: SHAREHOLDERS’ EQUITY

Kodak has 560 million shares of authorized stock, consisting of: (i) 500 million shares of common stock, par value $0.01 per share and (ii) 60 million shares of preferred stock, no par value, issuable in one or more series.  As of both June 30, 2015 and December 31, 2014, there were 41.9 million shares of common stock and no shares of preferred stock outstanding. Treasury stock consisted of approximately 0.2 million shares at both June 30, 2015 and December 31, 2014.

Stock-Based Compensation
Kodak may settle a portion of its 2015 incentive compensation plans with a variable amount of common stock based on the stock price at the time of settlement.  The plans include minimum performance gates and annual performance metrics for 2015.  The amount of incentive compensation to be paid will depend on performance against the metrics. The fair value of the awards is determined based on a targeted dollar amount for the expected performance against the plans’ criteria as of the balance sheet date.  The actual number of shares to be issued will be determined at the end of the performance period based on actual results achieved by Kodak and the stock price on the date of issuance.  The shares will be issued under the 2013 Omnibus Incentive Plan.  During the three and six months ended June 30, 2015, Kodak recorded approximately $3 million and $7 million, respectively, in stock-based compensation expense for these awards.

NOTE 12: OTHER COMPREHENSIVE LOSS

The changes in Other comprehensive loss, by component, were as follows:
(in millions)		Three Months Ended June 30,		Six Months Ended June 30,
		2015	2014	2015	2014
Currency translation adjustments		$3	$6	$(4)	$7

Unrealized (losses) gains on available-for-sale securities, before tax		(1)	1	(1)	1
Tax provision		-	-	-	-
Unrealized (losses) gains on available-for-sale securities, net of tax		(1)	1	(1)	1

Pension and other postretirement benefit plan changes
Newly established prior service credit		-	-	4	-
Newly established net actuarial (loss) gain		-	(16)	5	(16)
Tax benefit		-	1	-	1
Newly established prior service credit and net actuarial (loss) gain, net of tax		-	(15)	9	(15)
Reclassification adjustments:
Amortization of prior service credit	(a)	(2)	-	(4)	-
Amortization of actuarial gains	(a)	(1)	-	(1)	-
Total reclassification adjustments		(3)	-	(5)	-
Tax provision		1	-	1	-
Reclassification adjustments, net of tax		(2)	-	(4)	-
Pension and other postretirement benefit plan changes, net of tax		(2)	(15)	5	(15)
Other comprehensive loss		$-	$(8)	$-	$(7)

(a) Reclassified to Total Net Periodic Benefit Cost - refer to Note 9, "Retirement Plans and Other Postretirement Benefits" for additional information.

NOTE 13: ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss is composed of the following:

	As of
(in millions)	June 30, 2015	December 31, 2014
Currency translation adjustments	$(36)	$(32)
Unrealized loss on investments	(1)	-
Pension and other postretirement benefit plan changes	(99)	(104)
Ending balance	$(136)	$(136)

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

Micro 3D Printing and Packaging: The Micro 3D Printing and Packaging segment is comprised of two lines of business:  Packaging and Micro 3D Printing.

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

Eastman Business Park: The Eastman Business Park segment includes the operations of the Eastman Business Park, a more than 1,200 acre technology center and industrial complex.

All Other: All Other is composed of Kodak’s consumer film business in countries where that business has not yet transferred ownership to the KPP Purchasing Parties (as defined in Note 15 “Discontinued Operations”) and the RED utilities variable interest entity.

Segment financial information is shown below.  Asset information on a segment basis is not disclosed as this information is not separately identified and internally reported to the Chief Operating Decision Maker (“CODM”). Depreciation and amortization is not disclosed as it is not included in the measure of segment profit or loss and is not separately identified and internally reported to the CODM.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Revenues from continuing operations:
Print Systems	$282	$321	$536	$609
Enterprise Inkjet Systems	45	47	84	95
Micro 3D Printing and Packaging	34	33	65	62
Software and Solutions	27	27	55	51
Consumer and Film	66	87	138	173
Intellectual Property Solutions	-	9	-	18
Eastman Business Park	4	4	7	8
Consolidated total	$458	$528	$885	$1,016

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Segment Operational EBITDA and Consolidated loss from continuing operations before income taxes
Print Systems	$20	$20	$33	$32
Enterprise Inkjet Systems	(5)	(12)	(18)	(24)
Micro 3D Printing and Packaging	4	-	4	(2)
Software and Solutions	1	-	3	(1)
Consumer and Film	8	15	26	25
Intellectual Property Solutions	(7)	1	(14)	1
Eastman Business Park	2	-	1	-
Total of reportable segments	23	24	35	31
All Other	1	-	4	1
Restructuring costs and other	(6)	(20)	(23)	(33)
Corporate components of pension and OPEB income (1)	33	30	66	60
Depreciation and amortization	(39)	(56)	(77)	(112)
Stock based compensation	(4)	(2)	(11)	(4)
Consulting and other costs (2)	(5)	(2)	(7)	(4)
Idle costs (3)	(1)	(1)	(2)	(2)
Costs previously allocated to discontinued operations	-	(1)	-	(4)
Fresh start adjustments	-	(1)	-	-
Other operating income (expense), net	1	-	(2)	-
Interest expense	(15)	(16)	(30)	(32)
Other charges, net	(2)	(2)	(12)	(3)
Reorganization items, net	-	(5)	(5)	(10)
Consolidated loss from continuing operations before income taxes	$(14)	$(52)	$(64)	$(112)

(1)	Composed of interest cost, expected return on plan assets, amortization of actuarial gains and losses and curtailments and settlement components of pension and other postretirement benefit expenses.

(2)
Consulting and other costs are primarily related to professional services provided for corporate strategic initiatives in the current year periods.  The prior year periods primarily represent the cost of AlixPartners filling interim executive positions which are not captured within “Reorganization items, net” as well as consulting services provided by former executives during transitional periods.

(3)	Consists of third party costs such as security, maintenance, and utilities required to maintain land and buildings in certain locations not used in any Kodak operations.

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

NOTE 15: DISCONTINUED OPERATIONS

Upon emergence from bankruptcy, as a part of a settlement agreement between Eastman Kodak Company, the KPP Trustees Limited (“KPP” or the “Trustee”), as trustee for the U.K. Pension Plan, and certain other Kodak entities, Kodak consummated the sale of certain assets of Kodak’s Personalized Imaging and Document Imaging businesses (together the “Business”) to KPP Holdco Limited (“KPP Holdco”), a wholly owned subsidiary of KPP, and certain direct and indirect subsidiaries of KPP Holdco (together with KPP Holdco, the “KPP Purchasing Parties”), for net cash consideration, in addition to the assumption by the KPP Purchasing Parties of certain liabilities of the Business, of $325 million. Up to $35 million in aggregate of the purchase price is subject to repayment to KPP if the Business does not achieve certain annual adjusted EBITDA targets over the four-year period ending December 31, 2018. Certain assets and liabilities of the Business in certain jurisdictions were not transferred at the initial closing, but have been transferred in a series of deferred closings, one of which has yet to close. Kodak has been and is operating the Business relating to the deferred closing jurisdiction, subject to certain covenants, until the applicable deferred closing occurs, and delivers to (or receives from) a KPP subsidiary at each deferred closing a true-up payment reflecting the actual economic benefit (or detriment) to the Business in the applicable deferred closing jurisdiction(s) from the time of the initial closing through the time of the applicable deferred closing. Up to the time of the deferred closing, the results of the operations of the Business are reported as Earnings from discontinued operations, net of income taxes in the Consolidated Statement of Operations and the assets and liabilities of the Business are categorized as Assets held for sale or Liabilities held for sale in the Consolidated Statement of Financial Position, as appropriate.

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

The following table summarizes the major classes of assets and liabilities related to the disposition of the Business which have been segregated and included in Assets held for sale and Liabilities held for sale in the Consolidated Statement of Financial Position:

	As of
(in millions)	June 30, 2015	December 31, 2014
Inventories, net	$3	$2
Property, plant and equipment, net	4	4
Intangible assets and other	6	6
Assets held for sale	$13	$12

Trade payables	$2	$1
Liabilities held for sale	$2	$1

Discontinued operations of Kodak include the Business (excluding the consumer film business, for which Kodak entered into an ongoing supply arrangement with one or more KPP Purchasing Parties) and other miscellaneous businesses.

The significant components of revenues and earnings (loss) from discontinued operations, net of income taxes, are as follows:

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues from Personalized and Document Imaging	$-	$29	$1	$59
Revenues from other discontinued operations	-	-	-	1
Total revenues from discontinued operations	$-	$29	$1	$60

Pre-tax (loss) earnings from Personalized and Document Imaging	$-	$(1)	$-	$18
Pre-tax earnings from other discontinued operations	-	-	-	1
Provision for income taxes related to discontinued operations	-	(1)	-	(2)
(Loss) earnings from discontinued operations, net of income taxes	$-	$(2)	$-	$17

NOTE 16: FINANCIAL INSTRUMENTS

The following tables present the carrying amounts, estimated fair values, and location in the Consolidated Statement of Financial Position for Kodak’s financial instruments:

		Value Of Items Recorded At Fair Value
(in millions)		As of June 30, 2015
		Total	Level 1	Level 2	Level 3
ASSETS
Derivatives
Short-term foreign exchange contracts	Receivables, net	$4	$-	$4	$-

Marketable securities
Long-term available-for-sale securities	Other long-term assets	3	3	-	-

LIABILITIES
Derivatives
Short-term foreign exchange contracts	Other current liabilities	1	-	1	-

(in millions)			Value Of Items Not Recorded At Fair Value
			As of June 30, 2015
			Total	Level 1	Level 2	Level 3
LIABILITIES
Debt
Short-term debt	Current portion of long-term debt	Carrying value	$4	$-	$4	$-
		Fair value	4	-	4	-

Long-term debt	Long-term debt, net of current portion	Carrying value	671	-	671	-
		Fair value	688	-	688	-

		Value Of Items Recorded At Fair Value
(in millions)		As of December 31, 2014
		Total	Level 1	Level 2	Level 3
ASSETS
Derivatives
Short-term foreign exchange contracts	Receivables, net	$2	$-	$2	$-

Marketable securities
Long-term available-for-sale securities	Other long-term assets	3	3	-	-

LIABILITIES
Derivatives
Short-term foreign exchange contracts	Other current liabilities	1	-	1	-

			Value Of Items Not Recorded At Fair Value
(in millions)			As of December 31, 2014
			Total	Level 1	Level 2	Level 3
LIABILITIES
Debt
Short-term debt	Current portion of long-term debt	Carrying value	$5	$-	$5	$-
		Fair value	5	-	5	-

Long-term debt	Long-term debt, net of current portion	Carrying value	672	-	672	-
		Fair value	681	-	681	-

Kodak does not utilize financial instruments for trading or other speculative purposes.

Fair Value

Fair values of marketable securities are determined using quoted prices in active markets for identical assets (Level 1 fair value measurements).  Fair values of Kodak’s forward contracts are determined using observable inputs (Level 2 fair value measurements), and are based on the present value of expected future cash flows (an income approach valuation technique) considering the risks involved and using discount rates appropriate for the duration of the contracts.  Transfers between levels of the fair value hierarchy are recognized based on the actual date of the event or change in circumstances that caused the transfer.  There were no transfers between levels of the fair value hierarchy during the three or six months ended June 30, 2015.

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

Foreign Exchange

Foreign exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in Other charges, net in the accompanying Consolidated Statement of Operations. The net effects of foreign currency transactions, including changes in the fair value of foreign exchange contracts, are shown below:

	Location of Gain or (Loss) Recognized in Income	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)		2015	2014	2015	2014
Foreign exchange losses, net	Other charges, net	$(2)	$(1)	$(11)	$(3)

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

Foreign currency forward contracts are used to mitigate currency risk related to foreign currency denominated assets and liabilities. Kodak’s foreign currency forward contracts are not designated as hedges, and are marked to market through net loss at the same time that the exposed assets and liabilities are re-measured through net loss. The notional amount of such contracts open at June 30, 2015 was approximately $398 million. The majority of the contracts of this type held by Kodak are denominated in euros and Chinese renminbi.

Kodak had no derivatives designated as hedging instruments for the three and six months ended June 30, 2015 and 2014.  The location and amounts of pre-tax gains and losses related to derivatives not designated as hedging instruments reported in the Consolidated Statement of Operations are shown in the following table:

Derivatives Not Designated as Hedging Instruments, Foreign Exchange Contracts
(in millions)

Location of Gain or (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Other charges, net	$3	$4	$20	$8

Kodak’s financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments. Kodak manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties. Kodak has procedures to monitor the credit exposure amounts. The maximum credit exposure at June 30, 2015 was not significant to Kodak.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Kodak is a global commercial printing and imaging company with proprietary technologies in materials science, digital imaging science and software, and deposition processes (methods whereby one or more layers of various materials in gaseous, liquid or small particle form are deposited on a substrate in precise quantities and positions). Kodak’s portfolio of products and services is designed to meet the needs of customers in different sectors of the commercial imaging and printing markets. The core of Kodak’s business, Print Systems, is a stable, contractual business which delivers recurring cash flows. Kodak entered this market 20 years ago and, with a solid market share position, is a leader in the business.  Kodak also operates three segments that are in the growing lifecycle stage, each of which contains innovative technologies that have gained traction with customers. Kodak believes these technologies have potential to contribute positively to its earnings in the near-term. Kodak also operates consumer inkjet and motion picture film businesses that contribute to earnings and cash flow but are not expected to be meaningful contributors to operations in the future.

Revenue declined $70 million (13%) and $131 million (13%) compared to the prior year quarter and the first six months, respectively, with more than half the decline (approximately $44 million or 63% in the quarter and $78 million or 60% in the first six months) due to the adverse impact of foreign currency.  Operating cost reductions more than offset the resulting impact of the revenue decline on gross profit, improving the loss from continuing operations before income taxes by $38 million (73%) and $48 million (43%) compared to the prior year quarter and year to date periods, respectively.

A discussion of some of Kodak’s opportunities and challenges follow:
•
Print Systems’ digital plate products include traditional digital plates and KODAK SONORA Process Free Plates. SONORA process free plates allow Kodak customers to skip the plate processing step prior to mounting plates on a printing press. This improvement in the printing process saves time and costs for customers. Also, SONORA process free plates reduce the environmental impact of the printing process because they eliminate the use of chemicals (including solvents), water and power that is otherwise required to process a traditional plate. While traditional digital plate offerings are experiencing pricing pressure, innovations in Kodak product lines, such as SONORA Process Free Plates, which command premium prices and drive increases in unit volumes are expected to offset some of the long-term price erosion in the market.  Print Systems’ revenues declined $39 million and $73 million compared with the second quarter and first six months of 2014, respectively, with approximately $32 million and $56 million declines in the second quarter and first six months, respectively, attributable to the adverse impact of foreign currency.

•
In Enterprise Inkjet Systems, the legacy Versamark business is expected to continue to decline as a percentage of the segment’s total revenue as the Prosper business scales up.   Kodak’s Prosper Inkjet Systems business is early in its lifecycle but is expected to build scale and profitability, placing equipment with direct customers as well as a growing base of original equipment manufacturer (“OEM”) partners.  Revenues from the Kodak Prosper portfolio increased 23% for both the second quarter and first six months of 2015 versus the prior year periods.  Enterprise Inkjet Systems’ revenue declined $2 million and $11 million compared with the second quarter and first six months of 2014 with approximately a $4 million decline in the second quarter and $8 million, respectively, decline in the first six months attributable to the adverse impact of foreign currency.

•
In Micro 3D Printing and Packaging, the earnings contribution from Packaging offsets the cost of developing the Micro 3D Printing business.  Within Micro 3D Printing, Kodak is developing solutions in two technologies – silver halide mesh and copper mesh.  Following the end of its partnership with Unipixel, Kodak is moving forward independently with development of copper mesh touch sensor technology.  Kodak is actively developing the market and sales opportunities for this technology.  Kodak expects that continued growth in Packaging, as well as the transition from investment to commercialization of product in Micro 3D Printing, will result in revenue and earnings growth in this segment.  Growth in Packaging revenue is driven by an increasing installed base of Flexcel NX Systems which drives growth in Flexcel NX plate volumes. Flexcel NX plate volume improved by 39% and 33% in the second quarter and first six months of 2015, respectively, versus the prior year periods.  Micro 3D Printing and Packaging revenue increased $1 million and $3 million compared with the second quarter and first six months of 2014, respectively, despite an adverse impact of foreign currency of approximately $4 million and $7 million compared to the second quarter and first six months of 2014, respectively.

•
The Software and Solutions segment is comprised of Kodak Technology Solutions, which includes Enterprise Services and Solutions, and Unified Workflow Solutions. Unified Workflow Solutions is an established product line, whereas Kodak Technology Solutions includes growing product lines that leverage existing technologies and intellectual property in new applications. These business initiatives generally do not require substantial additional investment, and Kodak expects that they will grow in contribution to earnings.

•
The Consumer and Film segment’s revenues are expected to continue to decline primarily due to a continued decline in the existing installed base of Kodak’s consumer inkjet printers.  Consumer and Film’s revenue declined $21 million and $35 million compared with the second quarter and first six months of 2014, respectively.

•
SG&A and research and development (“R&D”) expenses declined a combined $33 million and $70 million compared with the second quarter and first six months of 2014, respectively, as the result of a number of actions including headcount reductions, reduced overhead costs, savings from global benefit changes, facilities consolidations and renegotiations of vendor contracts.

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

The Print Systems segment capitalizes on a contract-based, stable and recurring cash flow-generative business model. The average duration of customer contracts is two to three years. These contracts offer stability and generate recurring revenue. The core of the business is the manufacturing of aluminum digital printing plates of varying sizes. These plates can be as small as 23cm x 27cm and as large as 126cm x 287cm.  Unexposed plates are sold to commercial printing companies for use in the offset printing process. The Company also manufactures equipment, known as Computer to Plate (“CTP”) equipment, which images the plates with a laser. The plates are used in the offset printing process, which transfers ink from the plate onto a rubber blanket and then onto the substrate to be printed. Due to the nature of the imaging and printing process, a new plate must be used for each printing run. As a result, there is a recurring revenue stream from the sale of these plates.

The Print Systems products and services are sold globally to customers through both a direct sales team as well as indirectly through dealers. Kodak expects to benefit from current industry trends, including customers’ increasing focus on sustainability initiatives, which strengthens demand for  Kodak’s process-free solutions.

Print Systems product offerings include:

•	Prepress Solutions:

•
Digital offset plates, including KODAK SONORA Process Free Plates. KODAK SONORA Process Free Plates are prepared directly with a CTP thermal output device and do not require subsequent processing chemistry, processing equipment or chemical disposal. As a result, the plates deliver cost savings and efficiency for customers and promote environmental sustainability practices.

•
CTP output devices that are used by customers to transfer images onto aluminum offset printing plates and provide consistent and high quality imaging for offset press applications. CTP products provide high resolution, consistency and stability in thermal imaging. Kodak also offers a lower cost CTP system using TH5 imaging technology, which provides a highly efficient and cost-effective imaging solution at a lower price point.

•	Electrophotographic Printing Solutions:

•	NEXPRESS printers produce high-quality, differentiated printing of short-run, personalized print applications, such as direct mail, books, marketing collateral and photo products.

•	DIGIMASTER printers use monochrome electrophotographic printing technology for transactional printing, short-run books, corporate documentation, manuals and direct mail.

The Print Systems segment also provides service and support related to these products.

Enterprise Inkjet Systems

The Enterprise Inkjet Systems segment contains commercial inkjet printing solutions and digital front-end controllers for use in the inkjet printing process. The Enterprise Inkjet Systems products include production press systems, consumables (primarily ink), inkjet components and services.

Enterprise Inkjet Systems product offerings, including the PROSPER Press systems and PROSPER Components, feature ultrafast inkjet droplet generation. Kodak is developing a higher resolution and improved functionality version of this droplet generation system. This includes the PROSPER 6000 Press, which delivers a continuous flow of ink that enables constant and consistent operation, with uniform ink droplet size and accurate placement, even at very high print speeds. Applications of the PROSPER Press include publishing, commercial print, direct mail and packaging.  The business also includes a large base of customers who continue to use KODAK VERSAMARK Products, the predecessor products to the PROSPER Press. Users of KODAK VERSAMARK Products continue to purchase ink and other consumables as well as service from Kodak.

PROSPER System Components are integrated into original equipment manufacturer partner products and systems. Sales of equipment that incorporates the PROSPER Writing Systems result in recurring revenue from sales of ink and other consumables and equipment service. The level of recurring revenue depends on the application for which the equipment is used, which drives the total number of pages printed and, therefore, the amount of ink usage.

Digital front-end controllers manage the delivery of personalized content to digital presses while controlling color and print consistency.

Micro 3D Printing and Packaging

The Micro 3D Printing and Packaging segment includes Micro 3D Printing and Packaging.   Micro 3D Printing and Packaging includes flexographic printing equipment and plates and related consumables and services, as well as printed functional materials and components.  Micro 3D Printing is a new line of business that seeks to provide innovative printing techniques to customers for both premium marketing applications and manufacturing applications.  Because Micro 3D Printing is a new line of business, the Micro 3D Printing and Packaging segment currently requires a higher degree of investment and has a lower contribution to earnings than other segments.  Micro 3D Printing and Packaging products are sold directly by Kodak and indirectly through dealers.

•
The Micro 3D Printing products offer many advantages over traditionally manufactured products, including lower cost points and reduced adverse environmental impact. Traditionally manufactured products require higher material costs, additional manufacturing steps and the mining of a rare metal. Within Micro 3D printing, Kodak is developing solutions in two touch screen technologies—Silver Halide Mesh and Copper Mesh.  Kodak expects modest levels of revenue in 2015, the bulk of which is expected from the Silver Halide technology. In addition, Silver Halide production lines are being added in a facility in Asia, which will be in production by the end of 2015.  Following the end of its partnership with Unipixel, Kodak is moving forward independently with development of Copper Mesh touch sensor technology.  Kodak is actively developing the market and sales opportunities for this technology.

•
The Packaging business consists of flexographic printing equipment and related consumables and services, which enable graphic customization of a wide variety of packaging materials.  The flagship FLEXCEL NX brand provides imaging devices to deliver high productivity and consistency, as well as a full tonal range for flexographic printing.  The new FLEXCEL Direct System is a next generation platform that significantly reduces the steps needed to produce flexographic plates.

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

The Software and Solutions segment offers a leading suite of solutions for print production workflow, including the PRINERGY workflow production software, by providing customer value through automation, web integration and integration with other Kodak systems and third-party offerings. Kodak believes it is a leader in production workflow solutions for the commercial print and packaging industries with over 13,000 systems installed in some of the largest printing and packaging establishments around the world.  Production workflow software is used by customers to manage digital and conventional print content from file creation to output.  Production workflow software manages content and color, reduces manual errors and helps customers manage the collaborative creative process.

The Software and Solutions segment also assists organizations with challenges and opportunities created by the worldwide digital transformation. It provides print and managed media services that assist customers with solutions for their printing requirements, including services to help brand owners combat counterfeiters and diverters; and document management services, including expertise in the capture, archiving, retrieval and delivery of documents. Software and Solutions serves enterprise customers in numerous sectors, including governments, pharmaceuticals and life sciences, consumer and luxury product goods and retail and financial services.

Consumer and Film

The Consumer and Film segment includes the motion picture film business serving the entertainment and advertising industries. Motion picture products are sold directly to studios, laboratories and independent filmmakers. The group also offers industrial films, including films used by the electronics industry to produce printed circuit boards. The Consumer and Film segment also includes related component businesses: Polyester Film; Solvent Recovery; and Specialty Chemicals, Inks and Dispersions.

Sales of motion picture film have continued to decline significantly. In view of this decline, Kodak has engaged in extensive discussions about film’s future with filmmakers, leading studios and others who recognize the artistic and archival qualities of film. The industry has shown support for a plan to extend film’s future, which enables Kodak to maintain production of film for the entertainment industry while it prepares products for new growth markets such as touch screen sensors that also utilize film technology.

The Consumer and Film segment also includes the sale of ink to the existing installed base of consumer inkjet printers and the licensing of Kodak brands to third parties for certain branded products that Kodak no longer produces. Kodak views the Consumer and Film segment as a declining/mature group of businesses.

With respect to Brand Licensing, Kodak currently licenses its brand for use with a range of consumer products including batteries, cameras and camera accessories and recordable media. Kodak intends to continue efforts to grow its portfolio of consumer product licenses in order to generate both ongoing royalty streams and upfront payments.

Intellectual Property Solutions

The Intellectual Property Solutions segment includes licensing and research and development activities related to Kodak’s patents and proprietary technology. Through this segment Kodak conducts research and files patent applications with fundamental invention claims. Additionally, Kodak continues to file significant numbers of new patent applications in areas aligned with its core businesses, as well as patents pertaining to Kodak Research Laboratories, and it maintains a large worldwide portfolio of pending applications and issued patents.  Kodak actively seeks opportunities to leverage its patents and associated technology in licensing and/or cross-licensing deals to support both revenue growth and its ongoing businesses.

While revenues from this segment tend to be unpredictable in nature, this segment still carries significant potential for material revenue generation.

Eastman Business Park

The Eastman Business Park segment includes the operations of the Eastman Business Park, a more than 1,200 acre technology center and industrial complex in Rochester, New York and the leasing activities related to that space. A large portion of this facility is used in Kodak’s own manufacturing and other operations, while the remaining portion is occupied by external tenants or available for rent to external tenants.

The following table illustrates where components of current year segments were reported in the prior period’s segment structure:

New Segment	Where Reported Under Former Segments
Print Systems: • Prepress Solutions • Electrophotographic Printing Solutions	• Graphics, Entertainment and Commercial Films • Digital Printing and Enterprise
Enterprise Inkjet Systems: • Inkjet Printing Systems • Digital Front End Controllers	• Digital Printing and Enterprise • Graphics, Entertainment and Commercial Films
Micro 3D Printing and Packaging	Digital Printing and Enterprise
Software and Solutions: • Kodak Technology Solutions • Unified Workflow Solutions	• Digital Printing and Enterprise • Graphics, Entertainment and Commercial Films
Consumer and Film	Graphics, Entertainment and Commercial Films
Intellectual Property Solutions	Graphics, Entertainment and Commercial Films (other than R&D not directly related to one of the segments, which was allocated to each of the segments)
Eastman Business Park	Graphics, Entertainment and Commercial Films

Revenues from Continuing Operations by Reportable Segment

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Revenues from continuing operations:
Print Systems	$282	$321	$536	$609
Enterprise Inkjet Systems	45	47	84	95
Micro 3D Printing and Packaging	34	33	65	62
Software and Solutions	27	27	55	51
Consumer and Film	66	87	138	173
Intellectual Property Solutions	-	9	-	18
Eastman Business Park	4	4	7	8
Consolidated total	$458	$528	$885	$1,016

Segment Operational EBITDA and Consolidated Loss from Continuing Operations Before Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Segment Operational EBITDA and Consolidated loss from continuing operations before income taxes
Print Systems	$20	$20	$33	$32
Enterprise Inkjet Systems	(5)	(12)	(18)	(24)
Micro 3D Printing and Packaging	4	-	4	(2)
Software and Solutions	1	-	3	(1)
Consumer and Film	8	15	26	25
Intellectual Property Solutions	(7)	1	(14)	1
Eastman Business Park	2	-	1	-
Total of reportable segments	23	24	35	31
All Other	1	-	4	1
Restructuring costs and other	(6)	(20)	(23)	(33)
Corporate components of pension and OPEB income (1)	33	30	66	60
Depreciation and amortization	(39)	(56)	(77)	(112)
Stock based compensation	(4)	(2)	(11)	(4)
Consulting and other costs (2)	(5)	(2)	(7)	(4)
Idle costs (3)	(1)	(1)	(2)	(2)
Costs previously allocated to discontinued operations	-	(1)	-	(4)
Fresh start adjustments	-	(1)	-	-
Other operating income (expense), net	1	-	(2)	-
Interest expense	(15)	(16)	(30)	(32)
Other charges, net	(2)	(2)	(12)	(3)
Reorganization items, net	-	(5)	(5)	(10)
Consolidated loss from continuing operations before income taxes	$(14)	$(52)	$(64)	$(112)

(1)	Composed of interest cost, expected return on plan assets, amortization of actuarial gains and losses, and curtailments and settlement components of pension and other postretirement benefit expenses.

(2)
Consulting and other costs are primarily related to professional services provided for corporate strategic initiatives in the current year periods.   The prior year periods primarily represent the cost of AlixPartners filling interim executive positions which are not captured within “Reorganization items, net” as well as consulting services provided by former executives during transitional periods.

(3)	Consists of third party costs such as security, maintenance, and utilities required to maintain land and buildings in certain locations not used in any Kodak operations.

2015 COMPARED WITH 2014
SECOND QUARTER AND YEAR TO DATE
RESULTS OF OPERATIONS

(in millions)	Three Months Ended June 30,					Six Months Ended June 30,
	2015	% of Sales	2014	% of Sales	% Change	2015	% of Sales	2014	% of Sales	% Change

Revenues	$458		$528		-13%	$885		$1,016		-13%
Cost of revenues	372		426		-13%	722		825		-12%
Gross profit	86	19%	102	19%	-16%	163	18%	191	19%	-15%
Selling, general and administrative expenses	62	14%	85	16%	-27%	120	14%	172	17%	-30%
Research and development costs	16	3%	26	5%	-38%	35	4%	53	5%	-34%
Restructuring costs and other	6	1%	20	4%	-70%	23	3%	33	3%	-30%
Other operating (income) expense, net	(1)		-			2		-
Income (loss) from continuing operations before interest expense, other charges, net, reorganization items, net and income taxes	3	1%	(29)	-5%	110%	(17)	-2%	(67)	-7%	75%
Interest expense	15	3%	16	3%	-6%	30	3%	32	3%	-6%
Other charges, net	(2)		(2)			(12)		(3)
Reorganization items, net	-		5			5		10
Loss from continuing operations before income taxes	(14)	-3%	(52)	-10%	73%	(64)	-7%	(112)	-11%	43%
Provision for income taxes	9	2%	8	2%	-13%	13	1%	-	0%	N/A
Loss from continuing operations	(23)	-5%	(60)	-11%	62%	(77)	-9%	(112)	-11%	31%
(Loss) earnings from discontinued operations, net of income taxes	-		(2)			-		17
Net loss	(23)	-5%	(62)	-12%	63%	(77)	-9%	(95)	-9%	19%
Less: Net earnings attributable to noncontrolling interests	1		-			5		3
NET LOSS ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$(24)	-5%	$(62)	-12%	61%	$(82)	-9%	$(98)	-10%	16%

Revenues

Current Quarter

For the three months ended June 30, 2015, revenues decreased approximately 13% compared with the same period in 2014.  The decline in revenue was primarily driven by unfavorable foreign currency rates (-8%) and volume declines in Consumer and Film (-4%).  Also contributing to the decline were lower non-recurring Intellectual Property Solutions licensing revenue (-2%) and pricing declines in Print Systems (-1%).  Partially offsetting these declines were volume improvements in Micro 3D Printing and Packaging (+1%).  See segment discussions for additional details.

Year to Date

For the six months ended June 30, 2015, revenues decreased approximately 13% compared with the same period in 2014.  The decline in revenue was primarily driven by unfavorable foreign currency rates (-8%) and volume declines in Consumer and Film (-4%). Also contributing to the decrease were pricing declines in Print Systems (-2%) and lower non-recurring Intellectual Property Solutions licensing revenue (-2%).  Partially offsetting these declines were volume improvements in Micro 3D Printing and Packaging (+1%) and Software and Solutions (+1%).  See segment discussions for additional details.

Gross Profit

Current Quarter

Gross profit for the three months ended June 30, 2015 decreased approximately 16% but was flat as a percentage of revenue as compared with the prior year quarter.  Improved margins in Micro 3D Printing and Packaging and Consumer and Film (each +1pp) were offset by declines in Print Systems (-1pp) and lower non-recurring licensing revenues in Intellectual Property Solutions (-1pp).  See segment discussions.

Year to Date

Gross profit for the six months ended June 30, 2015 decreased approximately 15% but only decreased 1pp as a percentage of revenue as compared with the prior year six month period as improved margins in Consumer and Film (+2pp) were offset by declines in Print Systems (-1pp) and lower non-recurring licensing revenues in Intellectual Property Solutions (-2pp). See segment discussions.

Selling, General and Administrative Expenses

Consolidated SG&A decreased (27%) and (30%) for the three and six months ended June 30, 2015, respectively, as compared with the prior year periods primarily due to cost reduction actions.

Research and Development Costs

Consolidated R&D expenses decreased (38%) and (34%) for the three and six months ended June 30, 2015, respectively, as compared with the prior year periods primarily due to focusing development activities on prioritized projects and certain products reaching or completing the commercialization phase.

PRINT SYSTEMS SEGMENT

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
Revenues	$282	$321	-12%	$536	$609	-12%

Operational EBITDA before allocation of corporate SG&A costs	34	40	-15%	59	71	-17%
Allocation of corporate SG&A costs	14	20	-30%	26	39	-33%
Operational EBITDA	20	20	0%	33	32	3%
Operational EBITDA as a % of revenues	7%	6%		6%	5%

 Revenues

Current Quarter

The decrease in Print Systems revenues of approximately 12% reflected unfavorable currency rates (-10%) and lower pricing within Prepress Solutions as a result of competitive pressures in the industry (-2%).

Year to Date

The decrease in Print Systems revenues of approximately 12% reflected unfavorable currency rates (-9%) and lower pricing within Prepress Solutions as a result of competitive pressures in the industry (-3%).

Operational EBITDA

Current Quarter

Print Systems Operational EBITDA improved as a percentage of revenue driven by lower SG&A as a result of cost reductions (+3pp).  This was partially offset by lower gross profit percent (-2pp) primarily as a result of competitive pricing pressures within Prepress Solutions.  Increased raw material costs were offset by improvements in manufacturing efficiency.

Year to Date

Print Systems Operational EBITDA improved as a percentage of revenue, driven by lower SG&A as a result of cost reductions (+3pp).  This was partially offset by lower gross profit percent (-2pp) primarily as a result of competitive pricing pressures within Prepress Solutions.  Increased raw material costs were offset by improvements in manufacturing efficiency.

ENTERPRISE INKJET SYSTEMS SEGMENT

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
Revenues	$45	$47	-4%	$84	$95	-12%

Operational EBITDA before allocation of corporate SG&A costs	(2)	(8)	75%	(12)	(16)	25%
Allocation of corporate SG&A costs	3	4	-25%	6	8	-25%
Operational EBITDA	(5)	(12)	58%	(18)	(24)	25%
Operational EBITDA as a % of revenues	-11%	-26%		-21%	-25%

 Revenues

Current Quarter

The decrease in Enterprise Inkjet Systems revenues of approximately 4% reflected unfavorable currency rates (-9%), partially offset by volume improvements due to higher placements of PROSPER Components (+4%) and digital front-end controllers (+3%).  Also contributing to the decline was unfavorable pricing on legacy inks due to competitive pricing pressure (-1%) and reduced volume driven by a decrease in service and consumables as the installed base of legacy systems and components declines (-1%).

Year to Date

The decrease in Enterprise Inkjet Systems revenues of approximately 12% reflected unfavorable currency rates (-8%) and lower volume driven by a decrease in service and consumables (-3%) due to declines in the installed base of legacy systems and components. Also contributing to the decrease was a lower volume for digital front end controllers (-1%) and unfavorable pricing on legacy inks due to competitive pricing pressure (-1%). Partially offsetting these declines was increased volume due to higher placements of PROSPER equipment (+2%).

Operational EBITDA

Current Quarter

The Enterprise Inkjet Systems Operational EBITDA as a percentage of revenue improved 15pp, reflecting an improvement in operating expenses, offset by a decrease in the gross profit percentage. The improvement in operating expenses was driven by lower SG&A (+11pp) primarily due to cost reduction actions, and R&D cost reductions (+8pp) primarily from completing commercialization of the PROSPER 6000 Press and focusing development activities on prioritized projects. The decrease in the gross profit percentage was driven by unfavorable currency rates (-5pp) partially offset by favorable product mix in PROSPER Components (+4pp) which more than offset an unfavorable impact from service and consumables constituting a lower percentage of gross profit (-2pp).

Year to Date

The Enterprise Inkjet Systems Operational EBITDA as a percentage of revenue improved 4pp, reflecting an improvement in operating expenses, offset by a decrease in the gross profit percentage. The improvement in operating expenses was driven by lower SG&A (+7pp) primarily due to cost reduction actions, and R&D cost reductions (+7pp) primarily from completing commercialization of the PROSPER 6000 Press and focusing development activities on prioritized projects. The decrease in the gross profit percentage was driven by unfavorable currency rates (-4pp) and an unfavorable impact from service and consumables constituting a lower percentage of gross profit (-3pp). Also contributing to the decrease in gross profit percentage was unfavorable product mix in digital front end controllers (-1pp) and PROSPER Press systems (-1pp).

MICRO 3D PRINTING AND PACKAGING SEGMENT

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
Revenues	$34	$33	3%	$65	$62	5%

Operational EBITDA before allocation of corporate SG&A costs	6	2	200%	8	2	300%
Allocation of corporate SG&A costs	2	2	0%	4	4	0%
Operational EBITDA	4	-	N/A	4	(2)	300%
Operational EBITDA as a % of revenues	12%	0%		6%	-3%

 Revenues

Current Quarter

The increase in Micro 3D Printing and Packaging revenues of approximately 3% was driven by volume improvements within Packaging (+19%) primarily due to a larger installed base of Flexcel NX systems driving growth in revenues from Flexcel NX consumables. This increase was partially offset by unfavorable currency rates (-13%) and the price impact of geographic mix in Packaging consumables (-3%).

Year to Date

The increase in Micro 3D Printing and Packaging revenues of approximately 5% was driven by volume improvements within Packaging (+17%) primarily due to a larger installed base of Flexcel NX systems driving growth in revenues from Flexcel NX consumables.  This increase was partially offset by unfavorable currency rates (-12%) and the price impact of geographic mix in Packaging consumables (-2%).

Operational EBITDA

Current Quarter

The 12pp improvement in the Micro 3D Printing and Packaging Operational EBITDA as a percentage of revenue was driven by improved gross profit, as well as lower operating expenses due to improvements in SG&A (+4pp) driven by cost reductions, and R&D cost reductions (+3pp) primarily from focusing development activities on Flexcel NX and Flexcel Direct products. The improved gross profit percentage was driven by favorable mix within Packaging (+7pp) primarily due to sales of Flexcel NX consumables constituting a higher percentage of revenues, partially offset by increased costs (-2pp) and unfavorable currency rates (-1pp).

Year to Date

The 9pp improvement in the Micro 3D Printing and Packaging Operational EBITDA as a percentage of revenue was driven by improved gross profit, as well as lower operating expenses due to improvements in SG&A (+4pp) driven by cost reductions, and R&D cost reductions (+4pp) primarily from focusing development activities on Flexcel NX and Flexcel Direct products. The improved gross profit percentage was driven by favorable mix within Packaging (+4pp) primarily due to sales of Flexcel NX consumables constituting a higher percentage of revenues, partially offset by increased costs (-2pp) and unfavorable currency rates (-1pp).

SOFTWARE AND SOLUTIONS SEGMENT

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
Revenues	$27	$27	0%	$55	$51	8%

Operational EBITDA before allocation of corporate SG&A costs	3	3	0%	7	4	75%
Allocation of corporate SG&A costs	2	3	-33%	4	5	-20%
Operational EBITDA	1	-	N/A	3	(1)	400%
Operational EBITDA as a % of revenues	4%	0%		5%	-2%

 Revenues

Current Quarter

Software and Solutions revenues were flat year-over-year reflecting volume improvements within Kodak Technology Solutions (+3%) primarily due to higher revenues from government contracts and within Unified Workflow Solutions (+1%) due to increased service contracts, partially offset by unfavorable currency rates within Unified Workflow Solutions (-6%).

Year to Date

The increase in Software and Solutions revenues of approximately 8% reflected volume improvements within Kodak Technology Solutions (+14%) primarily due to higher revenues from government contracts.  Partially offsetting this improvement was unfavorable currency rates (-7%).

Operational EBITDA

Current Quarter

The 4pp improvement in the Software and Solutions Operational EBITDA as a percentage of revenue was mainly due to lower SG&A costs which was driven by cost reduction actions.

Year to Date

The 7pp improvement in the Software and Solutions Operational EBITDA as a percentage of revenue was mainly due to lower SG&A costs which was driven by cost reduction actions.

CONSUMER AND FILM SEGMENT

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
Revenues	$66	$87	-24%	$138	$173	-20%

Operational EBITDA before allocation of corporate SG&A costs	11	20	-45%	32	36	-11%
Allocation of corporate SG&A costs	3	5	-40%	6	11	-45%
Operational EBITDA	8	15	-47%	26	25	4%
Operational EBITDA as a % of revenues	12%	17%		19%	14%

Revenues

Current Quarter

The decrease in Consumer and Film revenues of approximately 24% reflected volume declines within Consumer Inkjet Systems (-13%) driven by lower sales of ink to the existing installed base of printers and within Entertainment Imaging and Commercial Films (-13%) due to declining demand for film products.

Year to Date

The decrease in Consumer and Film revenues of approximately 20% reflected volume declines within Consumer Inkjet Systems (-15%) driven by lower sales of ink to the existing installed base of printers, and within Entertainment Imaging and Commercial Films (-6%) due to declining demand for film products.

Operational EBITDA

Current Quarter

The decrease in the Consumer and Film Operational EBITDA as a percentage of revenue was driven by an unfavorable impact from Consumer Inkjet Systems (-12pp) as consumer ink sales constituted a lower percentage of gross profit. Partially offsetting this impact was favorable product mix within Entertainment Imaging and Commercial Films (+6pp) and lower SG&A (+2pp) due to cost reductions.

Year to Date

The 5pp improvement in the Consumer and Film Operational EBITDA as a percentage of revenue was mainly due to lower SG&A costs driven by cost reduction actions (+4pp). Gross profit as a percentage of revenue improved as improved inventory management (+17pp) offset unfavorable mix as consumer ink sales constituted a lower percentage of gross profit (-14pp) and unfavorable currency rates (-3pp).

INTELLECTUAL PROPERTY SOLUTIONS SEGMENT

Revenues in the Intellectual Property Solutions segment declined $9 million and $18 million in the second quarter and first six months of 2015 compared to the prior year periods as there was no revenue from non-recurring intellectual property licensing arrangements recognized in the current year periods.  R&D not directly related to other segments is included in the Intellectual Property Solutions segment.  Operating expenses declined by $2 million and $4 million in the second quarter and first six months from the prior year periods due to SG&A cost reductions and focusing R&D development activities on prioritized projects.

EASTMAN BUSINESS PARK SEGMENT

There were no significant changes in the results of operations of the Eastman Business Park segment in the second quarter or first six months of 2015 compared to the prior year periods.

RESTRUCTURING COSTS AND OTHER

Kodak recorded $8 million and $28 million of charges for the three and six months ended June 30, 2015 respectively, of which $6 million and $23 million, respectively, were reported as Restructuring costs and other in the accompanying Consolidated Statement of Operations and $2 million and $5 million, respectively, were reported as Cost of revenues.

Kodak made cash payments related to restructuring of approximately $11 million and $22 million during the quarter and six months ended June 30, 2015, respectively.

The restructuring actions implemented in the first half of 2015 are expected to generate future annual cash savings of approximately $37 million. These savings are expected to reduce future annual Cost of revenues, SG&A and R&D expenses by $16 million, $16 million, and $5 million, respectively. Kodak began realizing a portion of these savings in the first half, and expects the majority of the annual savings to be in effect by the end of 2015 as actions are completed.

 LIQUIDITY AND CAPITAL RESOURCES

(in millions)	As of June 30, 2015	As of December 31, 2014
Cash and cash equivalents	$576	$712

Cash Flow Activity

	Six Months Ended June 30,
(in millions)	2015	2014	Change
Cash flows from operating activities:
Net cash used in operating activities	$(104)	$(132)	$28

Cash flows from investing activities:
Net cash (used in) provided by investing activities	(19)	63	(82)

Cash flows from financing activities:
Net cash used in financing activities	(4)	(2)	(2)

Effect of exchange rate changes on cash	(9)	(5)	(4)

Net decrease in cash and cash equivalents	$(136)	$(76)	$(60)

Operating Activities

Net cash used in operating activities decreased $28 million for the six months ended June 30, 2015 as compared with the corresponding period in 2014 primarily due to a lower net loss in the current year period.

Investing Activities

Net cash used in investing activities increased $82 million for the six months ended June 30, 2015 as compared with the corresponding period in 2014 primarily due to the use of restricted cash and the payment of incremental consideration from the KPP Purchasing Parties in 2014.

Financing Activities

Net cash used in financing activities increased $2 million in the six months ended June 30, 2015 as compared with the corresponding period in the 2014 due to the $1 million net repayment of the VIE credit facility and $1 million of Treasury stock purchases in 2015.

Sources of Liquidity

Available liquidity includes cash balances and the unused portion of the Asset Based Revolving Credit Agreement (the “ABL Credit Agreement”). The ABL Credit Agreement had $28 million of net availability as of June 30, 2015. The amount of available liquidity is subject to fluctuations and includes cash balances held by various entities worldwide. At  June 30, 2015 and December 31, 2014, approximately $272 million and $214 million, respectively, of cash and cash equivalents were held within the U.S. and approximately $304 million and $498 million, respectively, of cash and cash equivalents were held outside the U.S. Cash balances held outside of the U.S. are generally required to support local country operations, may have high tax costs, or other limitations that delay the ability to repatriate, and therefore may not be readily available for transfer to other jurisdictions. Additionally, in China, where approximately $122 million of cash and cash equivalents was held as of June 30, 2015, there are limitations related to net asset balances that may impact the ability to make cash available to other jurisdictions in the world. Under the terms of the Senior Secured First Lien Term Credit Agreement, Senior Secured Second Lien Term Credit Agreement and the ABL Credit Agreement, the Company is permitted to invest up to $100 million in subsidiaries and joint ventures that are not party to these loan agreements.

Kodak made net contributions (funded plans) or paid benefits (unfunded plans) totaling approximately $5 million to its major U.S. and non-U.S. defined benefit pension and postretirement benefit plans for the first half of 2015.  For the balance of 2015, the forecasted contribution (funded plans) and benefit payment (unfunded plans) requirements for its major U.S. and non-U.S. pension and postretirement plans are approximately $10 million.

Cash flow from investing activities included $14 million of capital expenditures for six months ended June 30, 2015. Kodak expects approximately $45 million of total capital expenditures for 2015.  Additionally, Kodak intends to utilize a variety of methods to finance customer equipment purchases in the future, including expansion of existing third party finance programs and internal financing through both leasing and installment loans.

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

Forward–looking statements include statements concerning Kodak’s plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, liquidity, investments, financing needs, business trends, and other information that is not historical information. When used in this document, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “predicts,” “forecasts,” “strategy”, “continues,” “goals,” “targets” or future or conditional verbs, such as “will,” “should,” “could,” or “may,” and variations of such words or similar expressions, as well as statements that do not relate strictly to historical or current facts, are intended to identify forward–looking statements. All forward–looking statements, including, without limitation, management’s examination of historical operating trends and data, are based upon Kodak’s expectations and various assumptions. Future events or results may differ from those anticipated or expressed in these forward-looking statements. Important factors that could cause actual events or results to differ materially from these forward-looking statements include, among others, the risks and uncertainties described in more detail in the Company’s Annual Report on Form 10–K for the year ended December 31, 2014, under the headings “Business,” “Risk Factors,” “Legal Proceedings” and/or “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources, in the corresponding sections of the report on Form 10-Q for the quarter ended March 31, 2015 and this report on Form 10-Q, and in other filings the Company makes with the SEC from time to time, as well as the following:

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

Using a sensitivity analysis based on estimated fair value of open foreign currency forward contracts using available forward rates, if the U.S. dollar had been 10% stronger at June 30, 2015, the fair value of open forward contracts would have decreased $8 million. If the U.S. dollar had been 10% weaker as of December 31, 2014, the fair value of open forward contracts would have decreased $2 million. Such changes in fair value would be substantially offset by the revaluation or settlement of the underlying positions hedged.

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

Kodak’s Senior Secured First Lien Term Credit Agreement, Senior Secured Second Lien Term Credit Agreement and ABL Credit Agreement bear interest at the LIBOR rate with a LIBOR floor. At June 30, 2015 and December 31, 2014, the one-month LIBOR rate was approximately 0.19% and 0.17%, respectively.  If LIBOR rates were to rise above the 1% and 1.25% floors, interest expense would increase approximately $7 million for each 1% of LIBOR above the floor.

Kodak’s financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments. Kodak manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties. Kodak has procedures to monitor the credit exposure amounts. The maximum credit exposure at June 30, 2015 was not significant to Kodak.

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

Kodak’s Brazilian operations are involved in various litigation matters and have received or been the subject of numerous governmental assessments related to indirect and other taxes in various stages of litigation, as well as civil litigation and disputes associated with former employees and contract labor.  The tax matters, which comprise the majority of the litigation matters, are primarily related to federal and state value-added taxes and income taxes.  Kodak’s Brazilian operations are disputing these matters and intend to vigorously defend their position.  Kodak routinely assesses these matters as to the probability of ultimately incurring a liability in its Brazilian operations and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable.  As of June 30, 2015, Kodak maintained accruals of approximately $14 million for claims aggregating approximately $208 million inclusive of interest and penalties where appropriate.  In connection with assessments and litigation in Brazil, local regulations may require Kodak to post security for a portion of the amounts in dispute.  Generally, any encumbrances of the Brazilian assets would be removed to the extent the matter is resolved in Kodak’s favor.

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

Item 1A. Risk Factors

Reference is made to the Risk Factors set forth in Part I, Item 1A of the 2014 Form 10-K.  The Risk Factors remain applicable from the 2014 Form 10-K.

Item 2. Unregistered Sales of Securities and Use of Proceeds

(a) Sales of unregistered securities during the quarter ended June 30, 2015

Not Applicable

(b) Issuer purchases of equity securities during the quarter ended June 30, 2015

Repurchases related to Stock Compensation Plans (1):
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum That May Be Purchased under the Plans or Programs
April 1 through 30	999	20.44	n/a	n/a
June 1 through 30	9,874	18.90	n/a	n/a
Total	10,873

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

EASTMAN KODAK COMPANY (Registrant)

Date: August 4, 2015	/s/ Eric Samuels
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