Form 10-Q
period 2015-09-30
EASTMAN KODAK CO
filed 2015-10-22
CIK 31235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________
_
FORM 10-Q
______

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 1-87

__________

EASTMAN KODAK COMPANY
(Exact name of registrant as specified in its charter)

__________

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

Large accelerated filer	[ ]	Accelerated filer	[X]
Non-accelerated filer	[ ]	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]   No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each Class	Number of Shares Outstanding at October 15, 2015
Common Stock, $0.01 par value	41,990,867

EASTMAN KODAK COMPANY
Form 10-Q

September 30, 2015

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

EASTMAN KODAK COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

(in millons, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues
Sales	$357	$475	$1,066	$1,300
Services	89	93	265	284
Total revenues	446	568	1,331	1,584
Cost of revenues
Sales	287	343	880	1,021
Services	60	69	189	216
Total cost of revenues	347	412	1,069	1,237
Gross profit	99	156	262	347
Selling, general and administrative expenses	59	67	179	239
Research and development costs	15	20	50	73
Restructuring costs and other	6	9	29	42
Other operating (income) expense, net	(2)	2	-	2
Income (loss) from continuing operations before interest expense, other charges, net, reorganization items, net and income taxes	21	58	4	(9)
Interest expense	16	15	46	47
Other charges, net	(3)	(1)	(15)	(4)
Reorganization items, net	-	1	5	11
Income (loss) from continuing operations before income taxes	2	41	(62)	(71)
Provision for income taxes	15	10	28	11
(Loss) income from continuing operations	(13)	31	(90)	(82)
(Loss) earnings from discontinued operations, net of income taxes	(8)	(12)	(8)	5
Net (loss) income	(21)	19	(98)	(77)
Less: Net income attributable to noncontrolling interests	1	2	6	4
NET (LOSS) INCOME ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$(22)	$17	$(104)	$(81)

Basic net (loss) earnings per share attributable to Eastman Kodak Company common shareholders:
Continuing operations	$(0.34)	$0.70	$(2.29)	$(2.06)
Discontinued operations	(0.19)	(0.29)	(0.19)	0.12
Total	$(0.53)	$0.41	$(2.48)	$(1.94)

Diluted net (loss) earnings per share attributable to Eastman Kodak Company common shareholders:
Continuing operations	$(0.34)	$0.67	$(2.29)	$(2.06)
Discontinued operations	(0.19)	(0.28)	(0.19)	0.12
Total	$(0.53)	$0.39	$(2.48)	$(1.94)
Number of common shares used in basic and diluted net (loss) earnings per share
Basic	41.9	41.8	41.9	41.7
Diluted	41.9	43.3	41.9	41.7

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS (Unaudited)

(in millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
NET (LOSS) INCOME	$(21)	$19	$(98)	$(77)
Less: Net income attributable to noncontrolling interests	1	2	6	4
Net (loss) income attributable to Eastman Kodak Company	(22)	17	(104)	(81)

Other comprehensive loss, net of tax:
Currency translation adjustments	(23)	(17)	(27)	(10)
Unrealized losses on available-for-sale securities, net of tax	-	(1)	(1)	-
Pension and other postretirement benefit plan obligation activity, net of tax	(3)	(20)	2	(35)
Other comprehensive loss, net of tax attributable to Eastman Kodak Company	(26)	(38)	(26)	(45)
COMPREHENSIVE LOSS, NET OF TAX ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$(48)	$(21)	$(130)	$(126)

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
CONSOLIDATED STATEMENT OF FINANCIAL POSITION (Unaudited)

(in millions)
	As of September 30, 2015	As of December 31, 2014
ASSETS
Cash and cash equivalents	$521	$712
Receivables, net	376	414
Inventories, net	375	349
Deferred income taxes	21	31
Assets held for sale	-	14
Other current assets	32	30
Total current assets	1,325	1,550
Property, plant and equipment, net of accumulated depreciation of $314 and $231, respectively	433	524
Goodwill	90	96
Intangible assets, net of accumulated amortization of $52 and $33, respectively	164	182
Restricted cash	38	37
Deferred income taxes	29	38
Other long-term assets	121	129
TOTAL ASSETS	$2,200	$2,556

LIABILITIES AND EQUITY
Liabilities
Accounts payable, trade	$186	$212
Current portion of long-term debt	4	5
Liabilities held for sale	-	10
Other current liabilities	312	372
Total current liabilities	502	599
Long-term debt, net of current portion	670	672
Pension and other postretirement liabilities	556	662
Other long-term liabilities	290	324
Total liabilities	2,018	2,257

Commitments and Contingencies (Note 5)

Equity
Common stock, $0.01 par value	-	-
Additional paid in capital	629	621
Treasury stock, at cost	(5)	(4)
Accumulated deficit	(307)	(204)
Accumulated other comprehensive loss	(162)	(136)
Total Eastman Kodak Company shareholders’ equity	155	277
Noncontrolling interests	27	22
Total equity	182	299
TOTAL LIABILITIES AND EQUITY	$2,200	$2,556

The accompanying notes are an integral part of these consolidated financial statements.

EASTMAN KODAK COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(in millions)
	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(98)	$(77)
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	113	161
Pension and other postretirement income	(81)	(68)
Net gain on sales of businesses/assets	(4)	(22)
Gain on assets acquired for no monetary consideration	(3)	-
Non-cash restructuring costs, asset impairments and other charges	7	2
Stock based compensation	17	6
Payment of claims	(10)	(2)
Non-cash reorganizations items, net	-	(7)
Provision (benefit) for deferred income taxes	8	(11)
Decrease in receivables	12	150
Increase in inventories	(40)	(50)
Decrease in liabilities excluding borrowings	(65)	(227)
Other items, net	1	9
Total adjustments	(45)	(59)
Net cash used in operating activities	(143)	(136)
Cash flows from investing activities:
Additions to properties	(25)	(22)
Net proceeds from sales of businesses/assets, net	2	16
(Funding) use of restricted cash	(6)	62
Marketable securities - purchases	-	(2)
Net cash (used in) provided by investing activities	(29)	54
Cash flows from financing activities:
Repayment of emergence credit facilities	(3)	(3)
Equity transactions of noncontrolling interests	-	(3)
Net repayment of VIE credit facility	(1)	-
Treasury stock purchases	(1)	-
Net cash used in financing activities	(5)	(6)
Effect of exchange rate changes on cash	(14)	(12)
Net decrease in cash and cash equivalents	(191)	(100)
Cash and cash equivalents, beginning of period	712	844
Cash and cash equivalents, end of period	$521	$744

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

Kodak is the primary beneficiary of a utilities variable interest entity, RED – Rochester, LLC (“RED”). Therefore, Kodak consolidates RED’s assets, liabilities and results of operations.  Consolidated assets and liabilities of RED are $71 million and $9 million, respectively, as of September 30, 2015 and $77 million and $11 million, respectively, as of December 31, 2014.  RED’s equity in those net assets as of September 30, 2015 and December 31, 2014 is $27 million and $21 million, respectively.  RED’s results of operations are reflected in net income attributable to noncontrolling interest in the accompanying Consolidated Statement of Operations.

Reclassifications
Certain amounts for prior periods have been reclassified to conform to the current period classification due to Kodak’s new organization structure as of January 1, 2015 and for a change in the segment measure of profitability.  Refer to Note 14, “Segment Information” for more information about these changes.  In addition to the changes in segment reporting under the new organization structure, tenant rental income for Eastman Business Park previously reported in Cost of Revenues is now reported in Revenues.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In April 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360).”  ASU 2014-08 defines a discontinued operation as a disposal of a component (or group of components) of an entity that was disposed of or is classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.  ASU 2014-08 expands the disclosures when an entity retains a significant continuing involvement with a discontinued operation as well as for disposals of individually material components that do not qualify as discontinued operations.  The amendments in the update were effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014 (January 1, 2015 for Kodak) to new disposals and new disposal groups classified as held for sale after the effective date. The adoption of this guidance did not have a material impact on Kodak’s Consolidated Financial Statements.

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

In April 2015, the FASB issued ASU 2015-03, Imputation of Interest (Sub-Topic 835.30):  Simplifying the Presentation of Debt Issuance Costs.  ASU 2015-03 requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU 2015-15 clarifying the application of this guidance to line of credit arrangements.  The amendments in the ASUs are effective retrospectively for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015 (January 1, 2016 for Kodak). Early adoption is permitted for financial statements not previously issued.  Kodak does not expect the adoption of this guidance to have a material impact on its Consolidated Financial Statements.

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

NOTE 2: RECEIVABLES, NET

	As of
(in millions)	September 30, 2015	December 31, 2014
Trade receivables	$320	$361
Miscellaneous receivables	56	53
Total (net of allowances of $11 as of September 30, 2015 and December 31, 2014).	$376	$414

Approximately $26 million and $31 million of the total trade receivable amounts as of September 30, 2015 and December 31, 2014, respectively, will potentially be settled through customer deductions in lieu of cash payments. Such deductions represent rebates owed to customers and are included in Other current liabilities in the accompanying Consolidated Statement of Financial Position.

NOTE 3: INVENTORIES, NET

	As of
(in millions)	September 30, 2015	December 31, 2014
Finished goods	$223	$204
Work in process	74	73
Raw materials	78	72
Total	$375	$349

NOTE 4: GOODWILL

The following table presents the changes in the carrying value of goodwill by reportable segment.  The Enterprise Inkjet Systems and Eastman Business Park segments do not have goodwill and are therefore not presented.

(in millions)	Print Systems	Micro 3D Printing and Packaging	Software and Solutions	Consumer and Film	Intellectual Property Solutions	Total

Balance as of January 1, 2015:	$56	$26	$6	$6	$2	$96
Impairment	-	(6)	-	-	-	(6)
Balance as of September 30, 2015:	$56	$20	$6	$6	$2	$90

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

Due to the change in Kodak’s reporting units and the delay in commercializing new technologies in the Functional Printing reporting unit, Kodak concluded that the carrying value of the Functional Printing reporting unit exceeded its implied fair value.  The fair value of the Functional Printing reporting unit was estimated using the discounted cash flow method in which the future cash flows, including a terminal value at the end of the projection period, were discounted to present value.  Kodak recorded a pre-tax impairment charge of $6 million in the first quarter of 2015 that is included in Other operating (income) expense, net in the Consolidated Statement of Operations representing the entire amount of goodwill for this reporting unit.

NOTE 5: COMMITMENTS AND CONTINGENCIES

Environmental

The Company provided an indemnity as part of the 1994 sale of Sterling Corporation (now “STWB”), which covered a number of environmental sites including the Lower Passaic River Study Area (“LPRSA”) portion of the Diamond Alkali Superfund Site.  STWB, now owned by Bayer Corporation, is a potentially responsible party at the LPRSA site based on alleged releases from facilities formerly owned by subsidiaries of Sterling. On February 29, 2012, the Company notified STWB and Bayer that, under the voluntary petition for bankruptcy by the Company and its U.S. subsidiaries, it elected to discontinue funding and participation in remedial investigations of the LPRSA. STWB and its parent, Bayer, filed proofs of claim against the Company and its U.S. subsidiaries.  These claims have been discharged pursuant to the First Amended Joint Chapter 11 Plan of Reorganization.  Environmental matters at three sites owned by the Company and one site for which the Company was not the owner but was responsible for the remediation were not resolved by the discharge.  On March 17, 2015, the Company entered into an agreement with STWB related to these four sites.  The agreement calls for the Company to retain ownership and environmental responsibility of one of the sites.  Ownership and environmental responsibility for one site and environmental responsibility for the unowned site transferred to STWB in the second quarter of 2015. Ownership of the remaining site is expected to pass to an unrelated party by 2018 at which point the Company’s environmental responsibility will pass to STWB.  If the ownership for the fourth site does not transfer to that unrelated party prior to January 1, 2020, the Company and STWB will share approximately equally in the ongoing costs of the site.  As a result of this agreement, the Company reduced its environmental liabilities by approximately $5 million and recognized a gain in the first quarter of 2015 of the same amount.

Other Commitments and Contingencies

As of September 30, 2015, the Company had outstanding letters of credit of $118 million issued under the Asset Based Revolving Credit Agreement (the “ABL Credit Agreement”), as well as bank guarantees and letters of credit of $5 million, surety bonds in the amount of $18 million, and restricted cash and deposits of $53 million, primarily to ensure the payment of possible casualty and workers’ compensation claims, environmental liabilities, legal contingencies, rental payments and to support various customs, tax and trade activities. The restricted cash and deposits are reflected in Restricted cash, Other current assets and Other long-term assets in the Consolidated Statement of Financial Position.

Kodak’s Brazilian operations are involved in various litigation matters and have received or been the subject of numerous governmental assessments related to indirect and other taxes in various stages of litigation, as well as civil litigation and disputes associated with former employees and contract labor.  The tax matters, which comprise the majority of the litigation matters, are primarily related to federal and state value-added taxes.  Kodak is disputing these matters and intends to vigorously defend its position. Kodak routinely assesses all these matters as to the probability of ultimately incurring a liability in its Brazilian operations and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable. As of September 30, 2015, the unreserved portion of these contingencies, inclusive of any related interest and penalties, for which there was at least a reasonable possibility that a loss may be incurred, amounted to approximately $43 million.

In connection with assessments in Brazil, local regulations may require Kodak to post security for a portion of the amounts in dispute. As of September 30, 2015, Kodak has posted security composed of $5 million of pledged cash reported within Restricted cash in the Consolidated Statement of Financial Position and liens on certain Brazilian assets with a net book value of approximately $58 million.  Generally, any encumbrances on the Brazilian assets would be removed to the extent the matter is resolved in Kodak's favor.

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

NOTE 6: GUARANTEES

EKC guarantees obligations to third parties for some of its consolidated subsidiaries. The maximum amount guaranteed is $19 million and the outstanding amount for those guarantees is $7 million.

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

The change in Kodak’s accrued warranty obligations balance, which is reflected in Other current liabilities in the accompanying Consolidated Statement of Financial Position, was as follows:

(in millions)

Accrued warranty obligations as of December 31, 2014	$5
Actual warranty experience during 2015	(6)
2015 warranty provisions	5
Accrued warranty obligations as of September 30, 2015	$4

Kodak also offers its customers extended warranty arrangements that are generally one year, but may range from three months to five years after the original warranty period. Kodak provides repair services and routine maintenance under these arrangements. Kodak has not separated the extended warranty revenues and costs from the routine maintenance service revenues and costs, as it is not practicable to do so. Therefore, these revenues and costs have been aggregated in the discussion that follows. The change in Kodak’s deferred revenue balance in relation to these extended warranty and maintenance arrangements from December 31, 2014 to September 30, 2015, which is reflected in Other current liabilities in the accompanying Consolidated Statement of Financial Position, was as follows:

(in millions)
Deferred revenue on extended warranties as of December 31, 2014	$27
New extended warranty and maintenance arrangements in 2015	140
Recognition of extended warranty and maintenance arrangement revenue in 2015	(141)
Deferred revenue on extended warranties as of September 30, 2015	$26

 NOTE 7: INCOME TAXES

Kodak’s income tax provision and effective tax rate were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Earnings (loss) from continuing operations before income taxes	$2	$41	$(62)	$(71)
Effective tax rate	750.0%	24.4%	(45.2)%	(15.5)%
Provision for income taxes	15	10	28	11
Provision (benefit) for income taxes @ 35%	1	14	(22)	(25)
Difference between tax at effective vs. statutory rate	$14	$(4)	$50	$36

The  difference between the Company’s recorded provision and the provision that would result from applying the U.S. statutory rate of 35.0% for the three month period ended September 30, 2015 is primarily attributable to: (1) losses generated within the U.S. and certain jurisdictions outside the U.S. for which no benefit was recognized due to management’s conclusion that it was more likely than not that the tax benefits would not be realized, (2) the mix of earnings from operations in certain lower-taxed jurisdictions outside the U.S., and (3) a provision associated with foreign withholding taxes on undistributed earnings.

The  difference between the Company’s recorded provision and the benefit that would result from applying the U.S. statutory rate of 35.0% for the nine month period ended September 30, 2015 is primarily attributable to: (1) losses generated within the U.S. and certain jurisdictions outside the U.S. for which no benefit was recognized due to management’s conclusion that it was more likely than not that the tax benefits would not be realized, (2) the mix of earnings from operations  in certain lower-taxed jurisdictions outside the U.S., (3) a provision associated with foreign withholding taxes on undistributed earnings.

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

NOTE 8: RESTRUCTURING LIABILITIES

Charges for restructuring activities are recorded in the period in which Kodak commits to a formalized restructuring plan, or executes the specific actions contemplated by the plan, and all criteria for liability recognition under the applicable accounting guidance have been met. Restructuring actions taken in the first nine months of 2015 were initiated to reduce Kodak’s cost structure as part of its commitment to drive sustainable profitability and included continued progress toward the Leeds plate manufacturing facility exit, as well as various targeted reductions in service, sales, research and development and other administrative functions.

Leeds Plate Manufacturing Facility Exit

On March 3, 2014, Kodak announced a plan to exit its prepress plate manufacturing facility located in Leeds, England.  This decision was pursuant to Kodak’s initiative to consolidate manufacturing operations globally, and is expected to result in a more efficient delivery of its products and solutions.  Kodak began the exit of the facility in the second quarter of 2014, phased out production at the site through the third quarter of 2015, and expects to complete the exit of the facility by the second quarter of 2016.

As a result of the decision, Kodak currently expects to incur total charges of $20 to $30 million, including approximately $10 million of charges related to separation benefits, $10 to $15 million of non-cash related charges for accelerated depreciation and asset write-offs and $2 to $5 million in other cash related charges associated with this action.

Kodak incurred severance charges of $1 million and $7 million and accelerated depreciation charges of $1 million and $6 million in the three and nine months ended September 30, 2015, respectively, and other exit costs of $1 million in both the three and nine months ended September 30, 2015 under this program.

On a cumulative basis as of September 30, 2015, Kodak has recorded severance charges of $10 million, long-lived asset impairment charges of $2 million, accelerated depreciation charges of $8 million, and other exit costs of $1 million.

Restructuring Reserve Activity

The activity in the accrued balances and the non-cash charges and credits incurred in relation to restructuring activities for the three and nine months ended September 30, 2015 were as follows:

(in millions)	Severance Reserve (1)	Exit Costs Reserve (1)	Long-lived Asset Impairments and Inventory Write-downs (1)	Accelerated Depreciation (1)	Total
Balance as of December 31, 2014	$22	$5	$-	$-	$27

Q1 2015 charges	16	1	-	3	20
Q1 utilization/cash payments	(10)	(1)	-	(3)	(14)
Q1 2015 other adjustments & reclasses (2)	(6)	-	-	-	(6)
Balance as of March 31, 2015	$22	$5	$-	$-	$27

Q2 2015 charges	$5	$1	$-	$2	$8
Q2 utilization/cash payments	(10)	(1)	-	(2)	(13)
Q2 2015 other adjustments & reclasses (3)	(1)	-	-	-	(1)
Balance as of June 30, 2015	$16	$5	$-	$-	$21

Q3 2015 charges	$4	$1	$1	$1	$7
Q3 utilization/cash payments	(5)	(2)	(1)	(1)	(9)
Q3 2015 other adjustments & reclasses (4)	(1)	-	-	-	(1)
Balance as of September 30, 2015	$14	$4	$-	$-	$18

(1)	The severance and exit costs reserves require the outlay of cash, while long-lived asset impairments, accelerated depreciation and inventory write-downs represent non-cash items.

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

   (4)  The $(1) million represents severance related charges for pension plan special termination benefits, which are reflected in Pension and other postretirement liabilities in the Consolidated Statement of Financial Position.

For the three months ended September 30, 2015, the $7 million of charges includes $1 million of charges for accelerated depreciation which were reported in Cost of revenues in the accompanying Consolidated Statement of Operations. The remaining $6 million was reported as Restructuring costs and other.

The severance costs for the three months ended September 30, 2015 related to the elimination of approximately 25 positions, primarily administrative positions in the United States and Canada.

For the nine months ended September 30, 2015, the $35 million of charges includes $6 million of charges for accelerated depreciation which were reported in Cost of revenues in the accompanying Consolidated Statement of Operations. The remaining $29 million was reported as Restructuring costs and other.

The severance costs for the nine months ended September 30, 2015 related to the elimination of approximately 425 positions, including approximately 200 manufacturing/ service positions, 50 research and development positions and 175 administrative positions. The geographic composition of these positions includes approximately 150 in the United States and Canada and 275 throughout the rest of the world.

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

NOTE 9: RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

Components of the net periodic benefit cost for all major U.S. and Non-U.S. defined benefit plans are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2015		2014		2015		2014
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Major defined benefit plans:
Service cost	$4	$1	$4	$1	$12	$3	$13	$4
Interest cost	37	4	42	7	111	13	136	23
Expected return on plan assets	(68)	(7)	(72)	(9)	(204)	(23)	(226)	(29)
Amortization of:
Prior service credit	(1)	-	(1)	-	(5)	-	(1)	-
Actuarial gain	-	(1)	-	-	-	(2)	-	-
Net pension income before special termination benefits	(28)	(3)	(27)	(1)	(86)	(9)	(78)	(2)
Special termination benefits	1	-	3	-	6	-	3	-
Net pension income	(27)	(3)	(24)	(1)	(80)	(9)	(75)	(2)
Other plans including unfunded plans	-	2	-	3	-	6	-	6
Total net pension (income) expense	$(27)	$(1)	$(24)	$2	$(80)	$(3)	$(75)	$4

For the nine months ended September 30, 2015, the special termination benefits charges of $6 million were incurred as a result of Kodak’s restructuring actions.

Kodak made contributions (funded plans) or paid benefits (unfunded plans) totaling approximately $12 million relating to its defined benefit pension plans for the nine months ended September 30, 2015.

Postretirement benefit costs for the Company’s U.S., Canada and U.K. postretirement benefit plans, which represent the Company’s major postretirement plans, include:

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Service cost	$-	$-	$-	$-
Interest cost	1	1	2	3
Total net postretirement benefit expense	$1	$1	$2	$3

Kodak paid benefits, net of participant contributions, totaling $4 million relating to its postretirement benefit plans for the nine months ended September 30, 2015.

NOTE 10: EARNINGS PER SHARE

Basic earnings per share computations are based on the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share include any dilutive effect of potential common shares.  In periods with a net loss from continuing operations, diluted earnings per share are calculated using weighted-average basic shares for that period, as utilizing diluted shares would be anti-dilutive to loss per share.

Weighted-average basic and diluted shares outstanding were 41.9 million for both the three and nine months ended September 30, 2015, and 41.7 million for the nine months ended September 30, 2014.  For the three months ended September 30, 2014, weighted-average basic shares outstanding were 41.8 million and weighted-average diluted shares outstanding were 43.3 million.

As a result of the net loss from continuing operations presented for the three months and nine months ended September 30, 2015 and the nine months ended September 30, 2014, Kodak calculated diluted earnings per share using weighted-average basic shares outstanding for that period. If Kodak had reported earnings from continuing operations for the three months and nine months ended September 30, 2015 and the nine months ended September 30, 2014, the following potential shares of its common stock would have been dilutive in the computation of diluted earnings per share:

(in millions of shares)	Three Months Ended September 30,	Nine Months Ended September 30,
	2015	2015	2014
Unvested share-based awards	0.2	0.2	0.3
Detachable warrants to purchase common shares	-	0.4	1.7
Total	0.2	0.6	2.0

Weighted-average diluted shares outstanding for the three months ended September 30, 2014 were 43.3 million and included the dilutive effect of the following potential shares of common stock:
(in millions of shares)	Three Months Ended September 30,
2014
Unvested share-based awards	0.2
Detachable warrants to purchase common shares	1.3
Total	1.5

The computation of diluted earnings per share would have excluded 0.1 million shares for the three month periods ended September 30, 2015 and September 30, 2014 and 0.2 million shares for the nine month period ended September 30, 2014 associated with the assumed conversion of outstanding employee stock options because the effects would have been anti-dilutive.  There were no potentially dilutive outstanding employee stock options in the nine month period ended September 30, 2015.

NOTE 11: SHAREHOLDERS’ EQUITY

Kodak has 560 million shares of authorized stock, consisting of: (i) 500 million shares of common stock, par value $0.01 per share and (ii) 60 million shares of preferred stock, no par value, issuable in one or more series.  As of September 30, 2015 and December 31, 2014, there were 42.0 million shares of common stock and 41.9 million shares of common stock, respectively, and no shares of preferred stock outstanding. Treasury stock consisted of approximately 0.3 million shares and 0.2 million shares at September 30, 2015 and December 31, 2014, respectively.

Stock-Based Compensation
Kodak may settle a portion of its 2015 incentive compensation plans with a variable amount of common stock based on the stock price at the time of settlement.  The plans include minimum performance gates and annual performance metrics for 2015.  The amount of incentive compensation to be paid will depend on performance against the metrics.  The fair value of the awards is determined based on a targeted dollar amount for the expected performance against the plans’ criteria as of the balance sheet date.  The actual number of shares to be issued will be determined at the end of the performance period based on actual results achieved by Kodak and the stock price on the date of issuance.  The shares will be issued under the 2013 Omnibus Incentive Plan.  Stock compensation expense associated with these awards for the three and nine months ended September 30, 2015 represented approximately $2 million and $9 million, respectively, of the total stock compensation expense recorded by Kodak of $6 million and $17 million, respectively.

NOTE 12: OTHER COMPREHENSIVE LOSS

The changes in Other comprehensive loss, by component, were as follows:
(in millions)		Three Months Ended September 30,			Nine Months Ended September 30,
		2015	2014		2015	2014
Currency translation adjustments		$(23)	$(17)		$(27)	$(10)

Unrealized (losses) gains on available-for-sale securities, before tax		-	(1)		(1)	-
Tax provision		-	-		-	-
Unrealized (losses) gains on available-for-sale securities, net of tax		-	(1)		(1)	-

Pension and other postretirement benefit plan changes
Newly established prior service credit		-	61		4	61
Newly established net actuarial (loss) gain		(1)	(80)		4	(96)
Tax benefit		-	-		-	(1)
Newly established prior service credit and net actuarial (loss) gain, net of tax		(1)	(19)		8	(34)
Reclassification adjustments:
Amortization of prior service credit	(a)	(2)	(1)	(a)	(6)	(1)
Amortization of actuarial gains	(a)	-	-	(a)	(1)	-
Total reclassification adjustments		(2)	(1)		(7)	(1)
Tax provision		-	-		1	-
Reclassification adjustments, net of tax		(2)	(1)		(6)	(1)
Pension and other postretirement benefit plan changes, net of tax		(3)	(20)		2	(35)
Other comprehensive loss		$(26)	$(38)		$(26)	$(45)

(a) Reclassified to Total Net Periodic Benefit Cost - refer to Note 9, "Retirement Plans and Other Postretirement Benefits" for additional information.

NOTE 13: ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss is composed of the following:
	As of
(in millions)	September 30, 2015	December 31, 2014
Currency translation adjustments	$(59)	$(32)
Unrealized loss on investments	(1)	-
Pension and other postretirement benefit plan changes	(102)	(104)
Total	$(162)	$(136)

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

Segment financial information is shown below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Revenues from continuing operations:
Print Systems	$278	$319	$814	$928
Enterprise Inkjet Systems	39	43	123	138
Micro 3D Printing and Packaging	32	32	97	94
Software and Solutions	30	27	85	78
Consumer and Film	64	92	202	265
Intellectual Property Solutions	-	52	-	70
Eastman Business Park	3	3	10	11
Consolidated total	$446	$568	$1,331	$1,584

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Segment Operational EBITDA and Consolidated loss from continuing operations before income taxes
Print Systems	$28	$31	$61	$63
Enterprise Inkjet Systems	(4)	(12)	(22)	(36)
Micro 3D Printing and Packaging (4)	5	1	9	(1)
Software and Solutions	2	1	5	-
Consumer and Film	12	24	38	49
Intellectual Property Solutions	(4)	45	(18)	46
Eastman Business Park	-	-	1	-
Total of reportable segments	39	90	74	121
All Other	1	2	5	3
Restructuring costs and other	(6)	(9)	(29)	(42)
Corporate components of pension and OPEB income (1)	34	30	100	90
Depreciation and amortization	(36)	(49)	(113)	(161)
Stock based compensation	(6)	(2)	(17)	(6)
Consulting and other costs (2)	(4)	(1)	(11)	(5)
Idle costs (3)	-	(1)	(2)	(3)
Costs previously allocated to discontinued operations	-	-	-	(4)
Other operating income (expense), net excluding gain related to Unipixel termination (4)	(1)	(2)	(3)	(2)
Interest expense	(16)	(15)	(46)	(47)
Other charges, net	(3)	(1)	(15)	(4)
Reorganization items, net	-	(1)	(5)	(11)
Consolidated income (loss) from continuing operations before income taxes	$2	$41	$(62)	$(71)

(1)	Composed of interest cost, expected return on plan assets, amortization of actuarial gains and losses and curtailments and settlement components of pension and other postretirement benefit expenses.

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

(4)
In the third quarter of 2015 a $3 million gain was recognized related to assets that were acquired for no monetary consideration as a part of the termination of the relationship with Unipixel.  The gain was reported in Other operating income (expense), net in the Consolidated Statement of Operations.  Other operating income (expense), net is typically excluded from the segment measure.  However, this particular gain was included in the Micro 3D Printing and Packaging segment’s earnings for the third quarter of 2015.

Segment Measure of Profit and Loss
Kodak’s segment measure of profit and loss is an adjusted earnings before interest, taxes, depreciation and amortization (“Operational EBITDA”).    As demonstrated in the table above, operational EBITDA represents the income (loss) from continuing operations excluding the provision (benefit) for income taxes; Reorganization items, net; Other charges (income), net; Other operating income (expense), net (unless otherwise indicated); Restructuring costs; depreciation and amortization expense; corporate components of pension and OPEB income, stock-based compensation expense, consulting and other costs, idle costs, interest expense and; in prior periods, indirect costs previously allocated to discontinued operations and the impact of certain fresh start accounting adjustments.

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

Change in Segment Measure of Profit and Loss
During the third quarter of 2015 a gain was recognized related to assets that were acquired for no monetary consideration.  The gain was reported in Other operating income (expense), net in the Consolidated Statement of Operations.  Other operating income (expense), net is typically excluded from the segment measure.  However, this particular gain was included in the Micro 3D Printing and Packaging segment’s earnings for the third quarter of 2015.  The change affected third quarter of 2015 segment earnings by $3 million.  No other periods were impacted by this change.

NOTE 15: DISCONTINUED OPERATIONS

Upon emergence from bankruptcy, as a part of a settlement agreement between Eastman Kodak Company, the KPP Trustees Limited (“KPP” or the “Trustee”), as trustee for the U.K. Pension Plan, and certain other Kodak entities, Kodak consummated the sale of certain assets of Kodak’s Personalized Imaging and Document Imaging businesses (together the “Business”) to KPP Holdco Limited (“KPP Holdco”), a wholly owned subsidiary of KPP, and certain direct and indirect subsidiaries of KPP Holdco (together with KPP Holdco, the “KPP Purchasing Parties”), for net cash consideration, in addition to the assumption by the KPP Purchasing Parties of certain liabilities of the Business, of $325 million. Up to $35 million in aggregate of the purchase price is subject to repayment to KPP if the Business does not achieve certain annual adjusted EBITDA targets over the four-year period ending December 31, 2018. Certain assets and liabilities of the Business in certain jurisdictions were not transferred at the initial closing, but were transferred in a series of deferred closings. The final deferred closing occurred in September 2015.  Kodak operated the Business relating to the deferred closing jurisdiction, subject to certain covenants, until the applicable deferred closing occurred, and delivered to (or received from) a KPP subsidiary at each deferred closing a true-up payment reflecting the actual economic benefit (or detriment) to the Business in the applicable deferred closing jurisdiction(s) from the time of the initial closing through the time of the applicable deferred closing. Up to the time of the deferred closing, the results of the operations of the Business were reported as (Loss) earnings from discontinued operations, net of income taxes in the Consolidated Statement of Operations and the assets and liabilities of the Business were categorized as Assets held for sale or Liabilities held for sale in the Consolidated Statement of Financial Position, as appropriate.

On March 17, 2014 the KPP Purchasing Parties agreed to pay Kodak $20 million of incremental consideration ($13 million was paid in March 2014 and the remainder was paid in March 2015) in lieu of working capital adjustments contemplated by the settlement agreement.

The following table summarizes the major classes of assets and liabilities related to the disposition of the Business which have been segregated and included in Assets held for sale and Liabilities held for sale in the Consolidated Statement of Financial Position:
	As of
(in millions)	September 30, 2015	December 31, 2014
Inventories, net	$-	$2
Property, plant and equipment, net	-	4
Intangible assets and other	-	6
Assets held for sale	$-	$12

Trade payables	$-	$1
Liabilities held for sale	$-	$1

Discontinued operations of Kodak include the Business (excluding the consumer film business, for which Kodak entered into an ongoing supply arrangement with one or more KPP Purchasing Parties) and other miscellaneous businesses.

The significant components of revenues and (loss) earnings from discontinued operations, net of income taxes, are as follows:

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues from Personalized and Document Imaging	$-	$1	$1	$60
Revenues from other discontinued operations	-	-	-	1
Total revenues from discontinued operations	$-	$1	$1	$61

Pre-tax (loss) earnings from Personalized and Document Imaging	$(5)	$(9)	$(5)	$10
Provision for income taxes related to discontinued operations	(3)	(3)	(3)	(5)
(Loss) earnings from discontinued operations, net of income taxes	$(8)	$(12)	$(8)	$5

The $5 million in pre-tax loss recognized in the third quarter of 2015 represents costs incurred related to the final deferred closing.

NOTE 16: FINANCIAL INSTRUMENTS

The following tables present the carrying amounts, estimated fair values, and location in the Consolidated Statement of Financial Position for Kodak’s financial instruments:

		Value Of Items Recorded At Fair Value
(in millions)		As of September 30, 2015
		Total	Level 1	Level 2	Level 3
ASSETS
Derivatives
Short-term foreign exchange contracts	Receivables, net	$2	$-	$2	$-

Marketable securities
Long-term available-for-sale securities	Other long-term assets	2	2	-	-

LIABILITIES
Derivatives
Short-term foreign exchange contracts	Other current liabilities	1	-	1	-

(in millions)			Value Of Items Not Recorded At Fair Value
			As of September 30, 2015
			Total	Level 1	Level 2	Level 3
LIABILITIES
Debt
Short-term debt	Current portion of long-term debt	Carrying value	$4	$-	$4	$-
		Fair value	4	-	4	-

Long-term debt	Long-term debt, net of current portion	Carrying value	670	-	670	-
		Fair value	685	-	685	-

		Value Of Items Recorded At Fair Value
(in millions)		As of December 31, 2014
		Total	Level 1	Level 2	Level 3
ASSETS
Derivatives
Short-term foreign exchange contracts	Receivables, net	$2	$-	$2	$-

Marketable securities
Long-term available-for-sale securities	Other long-term assets	3	3	-	-

LIABILITIES
Derivatives
Short-term foreign exchange contracts	Other current liabilities	1	-	1	-

			Value Of Items Not Recorded At Fair Value
(in millions)			As of December 31, 2014
			Total	Level 1	Level 2	Level 3
LIABILITIES
Debt
Short-term debt	Current portion of long-term debt	Carrying value	$5	$-	$5	$-
		Fair value	5	-	5	-

Long-term debt	Long-term debt, net of current portion	Carrying value	672	-	672	-
		Fair value	681	-	681	-

Kodak does not utilize financial instruments for trading or other speculative purposes.

Fair Value

Fair values of marketable securities are determined using quoted prices in active markets for identical assets (Level 1 fair value measurements).  Fair values of Kodak’s forward contracts are determined using observable inputs (Level 2 fair value measurements), and are based on the present value of expected future cash flows (an income approach valuation technique) considering the risks involved and using discount rates appropriate for the duration of the contracts.  Transfers between levels of the fair value hierarchy are recognized based on the actual date of the event or change in circumstances that caused the transfer.  There were no transfers between levels of the fair value hierarchy during the three or nine months ended September 30, 2015.

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

Foreign Exchange

Foreign exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in Other charges, net in the accompanying Consolidated Statement of Operations. The net effects of foreign currency transactions, including changes in the fair value of foreign exchange contracts, are shown below:

	Location of Gain or (Loss) Recognized in Income	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)		2015	2014	2015	2014
Foreign exchange losses, net	Other charges, net	$(3)	$(1)	$(14)	$(3)

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

Foreign currency forward contracts are used to mitigate currency risk related to foreign currency denominated assets and liabilities. Kodak’s foreign currency forward contracts are not designated as hedges, and are marked to market through net loss at the same time that the exposed assets and liabilities are re-measured through net loss. The notional amount of such contracts open at September 30, 2015 was approximately $398 million. The majority of the contracts of this type held by Kodak are denominated in euros and Chinese renminbi.

Kodak had no derivatives designated as hedging instruments for the three and nine months ended September 30, 2015 and 2014.  The location and amounts of pre-tax gains and losses related to derivatives not designated as hedging instruments reported in the Consolidated Statement of Operations are shown in the following table:

Derivatives Not Designated as Hedging Instruments, Foreign Exchange Contracts
(in millions)

Location of Gain or (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Other charges, net	$(6)	$4	$15	$12

Kodak’s financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments. Kodak manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties. Kodak has procedures to monitor the credit exposure amounts. The maximum credit exposure at September 30, 2015 was not significant to Kodak.

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

Revenue declined $122 million (21.5%) and $253 million (16.0%) compared to the prior year quarter and the first nine months of 2014, respectively.  The decline in revenue was primarily due to the adverse impact of foreign currency (approximately $41 million in the quarter and $120 million in the first nine months), lower non-recurring intellectual property revenues (approximately $52 million in the quarter and $70 million in the first nine months) and volume declines in Consumer and Film (approximately $24 million in the quarter and $59 million in the first nine months).  Operating cost reductions helped to mitigate the resulting impact of the revenue decline on gross profit.

A discussion of some of Kodak’s opportunities and challenges follow:

•
Print Systems’ digital plate products include traditional digital plates and KODAK SONORA Process Free Plates. SONORA process free plates allow Kodak customers to skip the plate processing step prior to mounting plates on a printing press. This improvement in the printing process saves time and costs for customers. Also, SONORA process free plates reduce the environmental impact of the printing process because they eliminate the use of chemicals (including solvents), water and power that is otherwise required to process a traditional plate. While traditional digital plate offerings are experiencing pricing pressure, innovations in Kodak product lines, such as SONORA Process Free Plates, which command premium prices and drive increases in unit volumes are expected to offset some of the long-term price erosion in the market.  Print Systems’ revenues declined $41 million and $114 million compared with the third quarter and first nine months of 2014, respectively, with approximately $29 million and $85 million declines in the third quarter and first nine months, respectively, attributable to the adverse impact of foreign currency.

•
In Enterprise Inkjet Systems, the legacy Versamark business is expected to continue to decline as a percentage of the segment’s total revenue as the Prosper business scales up.   Kodak’s Prosper Inkjet Systems business is early in its lifecycle but is expected to build scale and profitability, placing equipment with direct customers as well as a growing base of original equipment manufacturer (“OEM”) partners.  Revenues from the Kodak Prosper portfolio increased 27% for the third quarter and 25% for the first nine months of 2015 versus the prior year periods.  Enterprise Inkjet Systems’ revenue declined $4 million and $15 million compared with the third quarter and first nine months of 2014, respectively, with approximately $4 million and $12 million declines in the third quarter and first nine months, respectively, attributable to the adverse impact of foreign currency.

•
In Micro 3D Printing and Packaging, the earnings contribution from Packaging offsets the cost of developing the Micro 3D Printing business.  Within Micro 3D Printing, Kodak is developing solutions in two technologies – silver halide mesh and copper mesh.  Following the end of its partnership with Unipixel, Kodak is moving forward independently with development of copper mesh touch sensor technology.  Kodak is actively developing the market and sales opportunities for this technology.  Kodak expects that continued growth in Packaging, as well as the transition from investment to commercialization of product in Micro 3D Printing, will result in revenue and earnings growth in this segment.  Growth in Packaging revenue is driven by an increasing installed base of Flexcel NX Systems which drives growth in Flexcel NX plate volumes. Flexcel NX plate volume improved by 32% and 33% in the third quarter and first nine months of 2015, respectively, versus the prior year periods.  Micro 3D Printing and Packaging revenue was flat compared to the third quarter of 2014 and grew $3 million compared with the first nine months of 2014 despite adverse impacts of foreign currency of approximately $4 million and $11 million compared to the third quarter and first nine months of 2014, respectively.

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

•
The Consumer and Film segment’s revenues are expected to continue to decline.  Consumer and Film’s revenue declined $28 million and $63 million compared with the third quarter and first nine months of 2014, respectively.

•
Selling, general and administrative expenses ("SG&A") and research and development (“R&D”) expenses declined a combined $13 million and $83 million compared with the third quarter and first nine months of 2014, respectively, as the result of a number of actions including headcount reductions, reduced overhead costs, savings from global benefit changes, facilities consolidations and renegotiations of vendor contracts.

•
Kodak plans to continue to pursue monetization of its asset base, including selling and licensing intellectual property, selling and leasing excess capacity in its properties, and pursuing rights to earn-outs from a previous divestiture.

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

Kodak’s segment measure of profit and loss is an adjusted earnings before interest, taxes, depreciation and amortization (“Operational EBITDA”).  Operational EBITDA represents the income (loss) from continuing operations excluding the provision (benefit) for income taxes; Reorganization items, net; Other charges (income), net; Other operating income (expense), net (unless otherwise indicated); Restructuring costs; depreciation and amortization expense; corporate components of pension and OPEB income, stock based compensation expense, consulting and other costs, idle costs, interest expense and; in prior periods, indirect costs previously allocated to discontinued operations and the impact of certain fresh start accounting adjustments.

Kodak’s segments are measured using Operational EBITDA both before and after allocation of corporate SG&A.  The segment earnings measure reported is after allocation of corporate SG&A as this most closely aligns with U.S. GAAP.  R&D activities not directly related to the other segments are reported within the Intellectual Property Solutions segment.

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

Micro 3D Printing and Packaging

The Micro 3D Printing and Packaging segment includes flexographic printing equipment and plates and related consumables and services, as well as printed functional materials and components.  Micro 3D Printing is a new line of business that seeks to provide innovative printing techniques to customers for both premium marketing applications and manufacturing applications.  Because Micro 3D Printing is a new line of business, the Micro 3D Printing and Packaging segment currently requires a higher degree of investment and has a lower contribution to earnings than other segments.  Micro 3D Printing and Packaging products are sold directly by Kodak and indirectly through dealers.

•
The Micro 3D Printing products offer many advantages over traditionally manufactured products, including lower cost points and reduced adverse environmental impact. Traditionally manufactured products require higher material costs, additional manufacturing steps and the mining of a rare metal. Within Micro 3D printing, Kodak is developing solutions in two touch screen technologies—Silver Halide Mesh and Copper Mesh.  Modest levels of revenue have been recognized in 2015, the bulk of which was from Silver Halide technology. In addition, Silver Halide production lines are being added in a facility in Asia.  Following the end of its partnership with Unipixel, Kodak is moving forward independently with development of Copper Mesh touch sensor technology.  Kodak is actively developing the market and sales opportunities for this technology.

•
The Packaging business consists of flexographic printing equipment and related consumables and services, which enable graphic customization of a wide variety of packaging materials.  The flagship FLEXCEL NX system provides imaging devices to deliver high productivity and consistency, as well as a full tonal range for flexographic printing.  The new FLEXCEL Direct System is a next generation platform that significantly reduces the steps needed to produce flexographic plates.

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

The following table illustrates where components of current year segments were reported in the prior period’s segment structure:

New Segment	Where Reported Under Former Segments
Print Systems: • Prepress Solutions • Electrophotographic Printing Solutions	Graphics, Entertainment and Commercial Films Digital Printing and Enterprise
Enterprise Inkjet Systems: • Inkjet Printing Systems • Digital Front End Controllers	• Digital Printing and Enterprise • Graphics, Entertainment and Commercial Films
Micro 3D Printing and Packaging	Digital Printing and Enterprise
Software and Solutions: • Kodak Technology Solutions • Unified Workflow Solutions	• Digital Printing and Enterprise • Graphics, Entertainment and Commercial Films
Consumer and Film	Graphics, Entertainment and Commercial Films
Intellectual Property Solutions	Graphics, Entertainment and Commercial Films (other than R&D not directly related to one of the segments, which was allocated to each of the segments)
Eastman Business Park	Graphics, Entertainment and Commercial Films

Revenues from Continuing Operations by Reportable Segment
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Revenues from continuing operations:
Print Systems	$278	$319	$814	$928
Enterprise Inkjet Systems	39	43	123	138
Micro 3D Printing and Packaging	32	32	97	94
Software and Solutions	30	27	85	78
Consumer and Film	64	92	202	265
Intellectual Property Solutions	-	52	-	70
Eastman Business Park	3	3	10	11
Consolidated total	$446	$568	$1,331	$1,584

Segment Operational EBITDA and Consolidated Loss from Continuing Operations Before Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Segment Operational EBITDA and Consolidated loss from continuing operations before income taxes
Print Systems	$28	$31	$61	$63
Enterprise Inkjet Systems	(4)	(12)	(22)	(36)
Micro 3D Printing and Packaging (4)	5	1	9	(1)
Software and Solutions	2	1	5	-
Consumer and Film	12	24	38	49
Intellectual Property Solutions	(4)	45	(18)	46
Eastman Business Park	-	-	1	-
Total of reportable segments	39	90	74	121
All Other	1	2	5	3
Restructuring costs and other	(6)	(9)	(29)	(42)
Corporate components of pension and OPEB income (1)	34	30	100	90
Depreciation and amortization	(36)	(49)	(113)	(161)
Stock based compensation	(6)	(2)	(17)	(6)
Consulting and other costs (2)	(4)	(1)	(11)	(5)
Idle costs (3)	-	(1)	(2)	(3)
Costs previously allocated to discontinued operations	-	-	-	(4)
Other operating income (expense), net excluding gain related to Unipixel termination (4)	(1)	(2)	(3)	(2)
Interest expense	(16)	(15)	(46)	(47)
Other charges, net	(3)	(1)	(15)	(4)
Reorganization items, net	-	(1)	(5)	(11)
Consolidated income (loss) from continuing operations before income taxes	$2	$41	$(62)	$(71)

(1)	Composed of interest cost, expected return on plan assets, amortization of actuarial gains and losses, and curtailments and settlement components of pension and other postretirement benefit expenses.

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

(4)
In the third quarter of 2015 a $3 million gain was recognized related to assets that were acquired for no monetary consideration as a part of the termination of the relationship with Unipixel.  The gain was reported in Other operating income (expense), net in the Consolidated Statement of Operations.  Other operating income (expense), net is typically excluded from the segment measure.  However, this particular gain was included in the Micro 3D Printing and Packaging segment’s earnings for the third quarter of 2015.

2015 COMPARED WITH 2014
THIRD QUARTER AND YEAR TO DATE
RESULTS OF OPERATIONS

(in millions)	Three Months Ended September 30,					Nine Months Ended September 30,
	2015	% of Sales	2014	% of Sales	% Change	2015	% of Sales	2014	% of Sales	% Change

Revenues	$446		$568		-21%	$1,331		$1,584		-16%
Cost of revenues	347		412		16%	1,069		1,237		14%
Gross profit	99	22%	156	27%	-37%	262	20%	347	22%	-24%
Selling, general and administrative expenses	59	13%	67	12%	12%	179	13%	239	15%	25%
Research and development costs	15	3%	20	4%	25%	50	4%	73	5%	32%
Restructuring costs and other	6	1%	9	2%	33%	29	2%	42	3%	31%
Other operating (income) expense, net	(2)		2			-		2
Income (loss) from continuing operations before interest expense, other charges, net, reorganization items, net and income taxes	21	5%	58	10%	-64%	4	0%	(9)	-1%	144%
Interest expense	16	4%	15	3%	-7%	46	3%	47	3%	2%
Other charges, net	(3)		(1)			(15)		(4)
Reorganization items, net	-		1			5		11
Income (loss) from continuing operations before income taxes	2	0%	41	7%	-95%	(62)	-5%	(71)	-4%	13%
Provision for income taxes	15	3%	10	2%	-50%	28	2%	11	1%	-155%
(Loss) income from continuing operations	(13)	-3%	31	5%	-142%	(90)	-7%	(82)	-5%	-10%
(Loss) earnings from discontinued operations, net of income taxes	(8)		(12)	-2%	-33%	(8)		5	0%	-260%
Net (loss) income	(21)	-5%	19	3%	211%	(98)	-7%	(77)	-5%	-27%
Less: Net earnings attributable to noncontrolling interests	1		2			6		4
NET (LOSS) INCOME ATTRIBUTABLE TO EASTMAN KODAK COMPANY	$(22)	-5%	$17	3%	-229%	$(104)	-8%	$(81)	-5%	-28%

Revenues

Current Quarter

For the three months ended September 30, 2015, revenues decreased by approximately $122 million compared with the same period in 2014.  The decline in revenue was primarily driven by lower non-recurring Intellectual Property Solutions licensing revenue ($52 million) and unfavorable foreign currency rates ($41 million).   Also contributing to the decline were volume declines in Consumer and Film ($24 million).  See segment discussions for additional details.

Year to Date

For the nine months ended September 30, 2015, revenues decreased by approximately $253 million compared with the same period in 2014.  The decline in revenue was primarily driven by unfavorable foreign currency rates ($120 million) and lower non-recurring Intellectual Property Solutions licensing revenue ($70 million).  Also contributing to the decline were volume declines in Consumer and Film ($59 million) and unfavorable price/mix within Print Systems ($25 million) primarily due to pricing declines.  Partially offsetting these declines were volume improvements in Micro 3D Printing and Packaging ($14 million) and Software and Solutions ($13 million).  See segment discussions for additional details.

Gross Profit

Current Quarter

Gross profit for the three months ended September 30, 2015 decreased by approximately $57 million.  The decrease was driven by lower non-recurring licensing revenues in Intellectual Property Solutions ($52 million) and unfavorable foreign currency rates ($11 million). Lower costs across all segments ($16 million) primarily due to lower depreciation expense in Consumer and Film and Print Systems, were offset by volume declines in Consumer and Film ($7 million) and pricing declines in Print Systems ($7 million).  See segment discussions for additional details.

Year to Date

Gross profit for the nine months ended September 30, 2015 decreased by approximately $85 million.  The decrease was driven by lower non-recurring licensing revenues in Intellectual Property Solutions ($70 million), lower volumes in Consumer and Film ($25 million), unfavorable foreign currency rates ($30 million), and pricing declines within Print Systems ($27 million). Offsetting these declines were lower costs across all segments ($60 million), primarily due to lower depreciation expense in Consumer and Film and Print Systems, and volume improvements in Micro 3D Printing and Packaging ($6 million).  See segment discussions for additional details.

Selling, General and Administrative Expenses

Consolidated SG&A decreased by $8 million and $60 million for the three and nine months ended September 30, 2015, respectively, as compared with the prior year periods primarily due to cost reduction actions.

Research and Development Costs

Consolidated R&D expenses decreased by $5 million and $23 million for the three and nine months ended September 30, 2015, respectively, as compared with the prior year periods primarily due to focusing development activities on prioritized projects and certain products reaching or completing the commercialization phase.

PRINT SYSTEMS SEGMENT

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
Revenues	$278	$319	-13%	$814	$928	-12%

Operational EBITDA before allocation of corporate SG&A costs	40	45	-11%	99	116	-15%
Allocation of corporate SG&A costs	12	14	-14%	38	53	-28%
Operational EBITDA	28	31	-10%	61	63	-3%
Operational EBITDA as a % of revenues	10%	10%		7%	7%

 Revenues

Current Quarter
The decrease in Print Systems revenues of approximately $41 million reflected unfavorable currency rates ($29 million) and unfavorable volume within Electrophotographic Printing Solutions ($5 million).  Also contributing to the decline were lower pricing and volume declines ($7 million) within Prepress Solutions as a result of competitive pressures in the industry.

Year to Date

The decrease in Print Systems revenues of approximately $114 million reflected unfavorable currency rates ($85 million) and unfavorable price/mix within Prepress Solutions ($24 million) primarily due to pricing declines as a result of competitive pressures in the industry.

Operational EBITDA

Current Quarter

Print Systems Operational EBITDA decreased approximately $3 million as a result of competitive pricing pressures within Prepress Solutions ($7 million) and unfavorable currency rates ($4 million), mitigated by SG&A cost reductions ($6 million) and lower cost of sales due to improvements in manufacturing efficiency ($3 million).

Year to Date

Print Systems Operational EBITDA decreased approximately $2 million as a result of competitive pricing pressures within Prepress Solutions ($28 million) and unfavorable currency rates ($7 million), mitigated by SG&A cost reductions ($30 million). Increased raw material costs were offset by improvements in manufacturing efficiency.

ENTERPRISE INKJET SYSTEMS SEGMENT

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
Revenues	$39	$43	-9%	$123	$138	-11%

Operational EBITDA before allocation of corporate SG&A costs	(2)	(9)	78%	(14)	(25)	44%
Allocation of corporate SG&A costs	2	3	-33%	8	11	-27%
Operational EBITDA	(4)	(12)	67%	(22)	(36)	39%
Operational EBITDA as a % of revenues	-10%	-28%		-18%	-26%

Revenues

Current Quarter

The decrease in Enterprise Inkjet Systems revenues of approximately $4 million reflected unfavorable currency rates ($4 million).

Year to Date

The decrease in Enterprise Inkjet Systems revenues of approximately $15 million reflected unfavorable currency rates ($12 million) and lower volume in service and consumables ($4 million) due to declines in the installed base of legacy systems and components.

Operational EBITDA

Current Quarter

The Enterprise Inkjet Systems Operational EBITDA improved by $8 million primarily due to favorable volume in PROSPER Components ($5 million) and lower cost of sales ($3 million) due to increased service productivity and improved inventory management.  Also contributing to the improvement was R&D cost reductions ($2 million) primarily from completing commercialization of the PROSPER 6000 Press and focusing development activities on prioritized projects.  These improvements were mitigated by lower volume in service and consumables ($2 million) due to declines in the installed base of legacy systems and components

Year to Date

The Enterprise Inkjet Systems Operational EBITDA improvement of $14 million was driven by lower SG&A ($9 million) primarily due to cost reduction actions, and R&D cost reductions ($9 million) primarily from completing commercialization of the PROSPER 6000 Press and focusing development activities on prioritized projects.  Also contributing to the improvement was favorable volume in PROSPER Components ($3 million) and lower cost of revenues ($4 million) driven by increased service productivity.  Partially offsetting these improvements were the unfavorable impact of reduced revenues from service and consumables ($5 million) and unfavorable currency rates ($4 million).

MICRO 3D PRINTING AND PACKAGING SEGMENT

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
Revenues	$32	$32	0%	$97	$94	3%

Operational EBITDA before allocation of corporate SG&A costs	6	3	100%	14	5	180%
Allocation of corporate SG&A costs	1	2	-50%	5	6	-17%
Operational EBITDA	5	1	400%	9	(1)	1000%
Operational EBITDA as a % of revenues	16%	3%		9%	-1%

Revenues

Current Quarter

Micro 3D Printing and Packaging revenues were flat year-over-year as volume improvements within Packaging ($4 million) primarily due to a larger installed base of Flexcel NX systems driving growth in revenues from Flexcel NX consumables were offset by unfavorable currency rates ($4 million).

Year to Date

The increase in Micro 3D Printing and Packaging revenues of approximately $3 million was driven by volume improvements within Packaging ($13 million) primarily due to a larger installed base of Flexcel NX systems driving growth in revenues from Flexcel NX consumables.  This increase was partially offset by unfavorable currency rates ($11 million).

Operational EBITDA

Current Quarter

The $4 million improvement in the Micro 3D Printing and Packaging Operational EBITDA was driven by increased sales of Flexcel NX consumables ($3 million), partially offset by unfavorable currency rates ($1 million).  Also included in Operational EBITDA is a gain related to assets that were acquired for no monetary consideration as a part of the termination of the relationship with Unipixel ($3 million).

Year to Date

The $10 million improvement in the Micro 3D Printing and Packaging Operational EBITDA was driven by increased sales of Flexcel NX consumables ($8 million), as well as R&D cost reductions ($1 million) primarily from focusing development activities on Flexcel NX and Flexcel Direct products, and SG&A cost reductions ($1 million). These improvements were partially offset by unfavorable currency rates ($3 million).  Also included in Operational EBITDA is a gain related to assets that were acquired for no monetary consideration as a part of the termination of the relationship with Unipixel ($3 million).

SOFTWARE AND SOLUTIONS SEGMENT

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
Revenues	$30	$27	11%	$85	$78	9%

Operational EBITDA before allocation of corporate SG&A costs	4	2	100%	11	6	83%
Allocation of corporate SG&A costs	2	1	100%	6	6	0%
Operational EBITDA	2	1	100%	5	-	N/A
Operational EBITDA as a % of revenues	7%	4%		6%	0%

Revenues

Current Quarter

The increase in Software and Solutions revenues of approximately $3 million was driven by volume improvements within Kodak Technology Solutions ($7 million) primarily due to higher revenues from government contracts, partially offset by unfavorable currency rates ($3 million) and volume declines in Unified Workflow Solutions ($1 million).

Year to Date

The increase in Software and Solutions revenues of approximately $7 million reflected volume improvements within Kodak Technology Solutions ($15 million) primarily due to higher revenues from government contracts.  Partially offsetting this improvement were unfavorable currency rates ($7 million) and volume declines in Unified Workflow Solutions ($1 million).

Operational EBITDA

Current Quarter

The $1 million improvement in the Software and Solutions Operational EBITDA was primarily due to volume improvements within Kodak Technology Solutions ($2 million) as a result of higher revenues from government contracts, partially offset by unfavorable currency rates ($1 million).

Year to Date

The $5 million improvement in the Software and Solutions Operational EBITDA was due to volume improvements within Kodak Technology Solutions ($2 million) primarily due to higher revenues from government contracts, SG&A cost reductions ($2 million), and favorable product mix within Unified Workflow Solutions ($3 million). Partially offsetting these gross profit improvements were unfavorable currency rates ($3 million).

CONSUMER AND FILM SEGMENT

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
Revenues	$64	$92	-30%	$202	$265	-24%

Operational EBITDA before allocation of corporate SG&A costs	14	28	-50%	46	64	-28%
Allocation of corporate SG&A costs	2	4	-50%	8	15	-47%
Operational EBITDA	12	24	-50%	38	49	-22%
Operational EBITDA as a % of revenues	19%	26%		19%	18%

Revenues

Current Quarter

The decrease in Consumer and Film revenues of approximately $28 million reflected volume declines within Entertainment Imaging and Commercial Films ($13 million) due to declining demand for film products and within Consumer Inkjet Systems ($11 million) driven by lower sales of ink to the existing installed base of printers.

Year to Date

The decrease in Consumer and Film revenues of approximately $63 million reflected volume declines within Consumer Inkjet Systems ($36 million) driven by lower sales of ink to the existing installed base of printers, and within Entertainment Imaging and Commercial Films ($23 million) due to declining demand for film products. Also contributing to the decrease are unfavorable currency rates ($5 million).

Operational EBITDA

Current Quarter

The $12 million decrease in the Consumer and Film Operational EBITDA was driven by an unfavorable volume impact from Consumer Inkjet Systems ($9 million) due to lower consumer ink sales, and unfavorable cost in Entertainment and Commercial Films ($7 million) due to unfavorable manufacturing overhead.  Partially offsetting this impact was lower SG&A ($2 million) due to cost reductions and favorable volume in Entertainment Imaging and Commercial Films ($2 million).

Year to Date

The $11 million decrease in the Consumer and Film Operational EBITDA was mainly due to the impact of lower consumer ink sales ($29 million) and unfavorable currency rates ($4 million). These items were offset by lower SG&A costs ($12 million) driven by cost reduction actions, favorable product mix in Entertainment and Commercial Films ($9 million ) due to a shift in sales to higher margin products as well as price increases, and lower manufacturing costs due to increased efficiency and improved inventory management ($3 million).

INTELLECTUAL PROPERTY SOLUTIONS SEGMENT

Revenues in the Intellectual Property Solutions segment declined $52 million and $70 million in the third quarter and first nine months of 2015 compared to the prior year periods as there was no revenue from non-recurring intellectual property licensing arrangements recognized in the current year periods.  R&D not directly related to other segments is included in the Intellectual Property Solutions segment.  Operating expenses declined by $2 million and $6 million in the third quarter and first nine months from the prior year periods due to SG&A cost reductions and focusing R&D development activities on prioritized projects.

EASTMAN BUSINESS PARK SEGMENT

There were no significant changes in the results of operations of the Eastman Business Park segment in the third quarter or first nine months of 2015 compared to the prior year periods.

RESTRUCTURING COSTS AND OTHER

Kodak recorded $7 million and $35 million of charges for the three and nine months ended September 30, 2015 respectively, of which $6 million and $29 million, respectively, were reported as Restructuring costs and other in the accompanying Consolidated Statement of Operations and $1 million and $6 million, respectively, were reported as Cost of revenues.

Kodak made cash payments related to restructuring of approximately $7 million and $29 million during the quarter and nine months ended September 30, 2015, respectively.

The restructuring actions implemented in the first nine months of 2015 are expected to generate future annual cash savings of approximately $40 million. These savings are expected to reduce future annual Cost of revenues, SG&A and R&D expenses by $17 million, $18 million, and $5 million, respectively. Kodak began realizing a portion of these savings in the first half, and expects the majority of the annual savings to be in effect by the end of 2015 as actions are completed.

 LIQUIDITY AND CAPITAL RESOURCES

(in millions)	As of September 30, 2015	As of December 31, 2014
Cash and cash equivalents	$521	$712

Cash Flow Activity
	Nine Months Ended September 30,
(in millions)	2015	2014	Change
Cash flows from operating activities:
Net cash used in operating activities	$(143)	$(136)	$(7)

Cash flows from investing activities:
Net cash (used in) provided by investing activities	(29)	54	(83)

Cash flows from financing activities:
Net cash used in financing activities	(5)	(6)	1

Effect of exchange rate changes on cash	(14)	(12)	(2)

Net decrease in cash and cash equivalents	$(191)	$(100)	$(91)

Operating Activities

Net cash used in operating activities increased $7 million for the nine months ended September 30, 2015 as compared with the corresponding period in 2014.  The impact of a lower net loss in the prior year, which benefited from $70 million of Intellectual Property revenue, was mitigated by less cash used to satisfy obligations compared to the prior year period.

Investing Activities

Net cash used in investing activities increased $83 million for the nine months ended September 30, 2015 as compared with the corresponding period in 2014 primarily due to the use of restricted cash and the payment of incremental consideration from the KPP Purchasing Parties in 2014.

Financing Activities

Net cash used in financing activities was essentially flat for the nine months ended September 30, 2015 as compared with the corresponding period in 2014.

Sources of Liquidity

Available liquidity includes cash balances and the unused portion of the Asset Based Revolving Credit Agreement (the “ABL Credit Agreement”). The ABL Credit Agreement had $26 million of net availability as of September 30, 2015. The amount of available liquidity is subject to fluctuations and includes cash balances held by various entities worldwide. At September 30, 2015 and December 31, 2014, approximately $266 million and $214 million, respectively, of cash and cash equivalents were held within the U.S. and approximately $255 million and $498 million, respectively, of cash and cash equivalents were held outside the U.S. Cash balances held outside of the U.S. are generally required to support local country operations, may have high tax costs, or other limitations that delay the ability to repatriate, and therefore may not be readily available for transfer to other jurisdictions. Additionally, in China, where approximately $119 million of cash and cash equivalents was held as of September 30, 2015, there are limitations related to net asset balances that may impact the ability to make cash available to other jurisdictions in the world. Under the terms of the Senior Secured First Lien Term Credit Agreement, Senior Secured Second Lien Term Credit Agreement and the ABL Credit Agreement, the Company is permitted to invest up to $100 million in subsidiaries and joint ventures that are not party to these loan agreements.

Kodak made net contributions (funded plans) or paid benefits (unfunded plans) totaling approximately $16  million to its defined benefit pension and postretirement benefit plans in the first nine months of 2015.  For the balance of 2015, the forecasted contribution (funded plans) and benefit payment (unfunded plans) requirements for its major U.S. and non-U.S. pension and postretirement plans are approximately $9 million.

Cash flow from investing activities included $25 million of capital expenditures for nine months ended September 30, 2015. Kodak expects approximately $38 million of total capital expenditures for 2015.  Additionally, Kodak intends to utilize a variety of methods to finance customer equipment purchases in the future, including expansion of existing third party finance programs and internal financing through both leasing and installment loans.

Under the terms of the Senior Secured First Lien Term Credit Agreement and the Senior Secured Second Lien Term Credit Agreement, Kodak is required to maintain a secured leverage ratio not to exceed specified levels.  Under the ABL Credit Agreement, Kodak would be required to maintain a minimum fixed charge coverage ratio under certain circumstances.  Kodak is in compliance with all covenants under the Senior Secured First Lien Term Credit Agreement, the Senior Secured Second Lien Term Credit Agreement and the ABL Credit Agreement as of September 30, 2015.

The secured leverage ratio under the term credit agreements is tested at the end of each quarter based on the prior four quarters and is generally determined by dividing secured debt, net of U.S. cash and cash equivalents, by consolidated EBITDA, as calculated under the credit agreements.  The maximum secured leverage ratio permitted under the Senior Secured First Lien Term Credit Agreement (which is more restrictive than the corresponding ratio permitted under the Senior Secured Second Lien Term Credit Agreement) declined on June 30, 2015 from 3.75:1 to 3.25:1 and will decline again on December 31, 2015 from 3.25:1 to 2.75:1, with no further adjustments.  At the end of the third quarter, Kodak’s EBITDA, as calculated under the credit agreements, exceeded the EBITDA necessary to satisfy the covenant ratios by approximately $18 million.

The combination of the stricter covenant requirements, Kodak’s ongoing investment in growth businesses, and softening and volatility of global economic conditions and foreign currency exchange rates could make it difficult for Kodak to satisfy the leverage covenants on an on-going basis.  Kodak intends to conduct its operations in a manner that will result in continued compliance with the secured leverage ratio covenants; however, compliance for future quarters, particularly the first quarter of 2016, may depend on Kodak undertaking one or more non-operational transactions, such as a monetization of assets, a debt refinancing, the raising of equity capital, or a similar transaction.  If Kodak is unable to remain in compliance and does not make alternate arrangements with its term lenders, an event of default would occur under Kodak’s credit agreements which, among other remedies, would entitle the lenders or their agents to declare the outstanding obligations under the credit agreements to be immediately due and payable.

Kodak believes its liquidity position is adequate to fund its operating and investing needs and to provide the flexibility to respond to further changes in the business environment, subject to no acceleration of Kodak’s obligations under its credit agreements.

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report on Form 10-Q, includes "forward–looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995.

Forward–looking statements include statements concerning Kodak’s plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, liquidity, investments, financing needs, business trends, and other information that is not historical information. When used in this document, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “predicts,” “forecasts,” “strategy”, “continues,” “goals,” “targets” or future or conditional verbs, such as “will,” “should,” “could,” or “may,” and variations of such words or similar expressions, as well as statements that do not relate strictly to historical or current facts, are intended to identify forward–looking statements. All forward–looking statements, including, without limitation, management’s examination of historical operating trends and data, are based upon Kodak’s expectations and various assumptions. Future events or results may differ from those anticipated or expressed in these forward-looking statements. Important factors that could cause actual events or results to differ materially from these forward-looking statements include, among others, the risks and uncertainties described in more detail in the Company’s Annual Report on Form 10–K for the year ended December 31, 2014, under the headings “Business,” “Risk Factors,” “Legal Proceedings” and/or “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources”, in the corresponding sections of the report on Form 10-Q for the quarters ended March 31, 2015, June 30, 2015, and this report on Form 10-Q, and in other filings the Company makes with the SEC from time to time, as well as the following:

•	Kodak’s ability to improve and sustain its operating structure, financial results and profitability;

•	the ability of Kodak to achieve cash forecasts, financial projections, and projected growth;

•	Kodak’s ability to achieve the financial and operational results contained in its business plans;

•	Kodak’s ability to discontinue, sell or spin-off certain non-core businesses or operations, or otherwise monetize assets;

•	Kodak’s ability to comply with the covenants in its credit facilities;

•	Kodak’s ability to obtain additional financing if and as needed;

•	the potential adverse effects of the concluded Chapter 11 proceedings on Kodak’s brand or business prospects;

•	Kodak’s ability to fund continued investments, capital needs and restructuring payments and service its debt;

•	changes in foreign currency exchange rates, commodity prices and interest rates;

•	the resolution of claims against Kodak;

•	Kodak’s ability to attract and retain key executives, managers and employees;

•	Kodak’s ability to maintain product reliability and quality and growth in relevant markets;

•	Kodak’s ability to effectively anticipate technology trends and develop and market new products, solutions and technologies; and

•	the impact of the global economic environment on Kodak.

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

Using a sensitivity analysis based on estimated fair value of open foreign currency forward contracts using available forward rates, if the U.S. dollar had been 10% stronger at September 30, 2015, the fair value of open forward contracts would have decreased $12 million. If the U.S. dollar had been 10% weaker as of December 31, 2014, the fair value of open forward contracts would have decreased $2 million. Such changes in fair value would be substantially offset by the revaluation or settlement of the underlying positions hedged.

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

Kodak’s Senior Secured First Lien Term Credit Agreement, Senior Secured Second Lien Term Credit Agreement and ABL Credit Agreement bear interest at the LIBOR rate with a LIBOR floor. At September 30, 2015 and December 31, 2014, the one-month LIBOR rate was approximately 0.19% and 0.17%, respectively.  If LIBOR rates were to rise above the 1% and 1.25% floors, interest expense would increase approximately $7 million for each 1% of LIBOR above the floor.

Kodak’s financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments. Kodak manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties. Kodak has procedures to monitor the credit exposure amounts. The maximum credit exposure at September 30, 2015 was not significant to Kodak.

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

Kodak’s Brazilian operations are involved in various litigation matters and have received or been the subject of numerous governmental assessments related to indirect and other taxes in various stages of litigation, as well as civil litigation and disputes associated with former employees and contract labor.  The tax matters, which comprise the majority of the litigation matters, are primarily related to federal and state value-added taxes and income taxes.  Kodak’s Brazilian operations are disputing these matters and intend to vigorously defend their position.  Kodak routinely assesses these matters as to the probability of ultimately incurring a liability in its Brazilian operations and records its best estimate of the ultimate loss in situations where it assesses the likelihood of loss as probable.  As of September 30, 2015, Kodak maintained accruals of approximately $11 million for claims aggregating approximately $161 million inclusive of interest and penalties where appropriate.  In connection with assessments and litigation in Brazil, local regulations may require Kodak to post security for a portion of the amounts in dispute.  Generally, any encumbrances of the Brazilian assets would be removed to the extent the matter is resolved in Kodak’s favor.

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

Item 1A. Risk Factors

Reference is made to the Risk Factors set forth in Part I, Item 1A of the 2014 Form 10-K.  The Risk Factors remain applicable from the 2014 Form 10-K.

Item 2. Unregistered Sales of Securities and Use of Proceeds

(a) Sales of unregistered securities during the quarter ended September 30, 2015

Not Applicable

(b) Issuer purchases of equity securities during the quarter ended September 30, 2015

Repurchases related to Stock Compensation Plans (1):
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum That May Be Purchased under the Plans or Programs
August 1 through 31	1,416	14.89	n/a	n/a
September 1 through 30	33,706	13.76	n/a	n/a
Total	35,122	14.33

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

EASTMAN KODAK COMPANY (Registrant)

Date: October 22, 2015	/s/ Eric Samuels
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